Form 10-Q
period 2010-09-30
SCIENTIFIC GAMES CORP
filed 2010-11-09
CIK 750004

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D. C.  20549

FORM 10-Q

{Mark One}

☒      QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended September 30, 2010

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

The registrant has the following number of shares outstanding of each of the registrant’s classes of common stock as of November 5, 2010:

Class A Common Stock: 91,607,449

Class B Common Stock:  None

SCIENTIFIC GAMES CORPORATION AND SUBSIDIARIES

INDEX TO FINANCIAL INFORMATION

AND OTHER INFORMATION

THREE AND NINE MONTHS ENDED SEPTEMBER 30, 2010

Forward-Looking Statements

Throughout this Quarterly Report on Form 10-Q we make “forward-looking statements” within the meaning of the U.S. Private Securities Litigation Reform Act of 1995. Forward-looking statements describe future expectations, plans, results or strategies and can often be identified by the use of terminology such as “may,” “will,” “estimate,” “intend,” “continue,” “believe,” “expect,” “anticipate,” “could,” “potential,” “opportunity,” or similar terminology. The forward-looking statements contained in this Quarterly Report on Form 10-Q are generally located in the material set forth under the heading “Management’s Discussion and Analysis of Financial Condition and Results of Operations” and “Risk Factors” but may be found in other locations as well. These statements are based upon the Company’s current expectations, assumptions and estimates and are not guarantees of future results or performance. Actual results may differ materially from those projected in these statements due to a variety of risks and uncertainties and other factors, including, among other things: competition; material adverse changes in economic and industry conditions; technological change; retention and renewal of existing contracts and entry into new or revised contracts; inability to fully realize, and risks associated with, our deferred tax assets; availability and adequacy of cash flows to satisfy obligations and indebtedness or future needs; protection of intellectual property; security and integrity of software and systems; laws and government regulation, including those relating to gaming licenses, permits and operations; inability to identify, complete and integrate future acquisitions; inability to benefit from, and risks associated with, our joint ventures and strategic investments and relationships; failure of our joint venture to enter into the Illinois Lottery private management agreement (including as a result of a protest) or failure to meet the related net income targets or otherwise realize the anticipated benefits under such agreement; seasonality; inability to identify and capitalize on trends and changes in the lottery and gaming industries; inability to enhance and develop successful gaming concepts; dependence on suppliers and manufacturers; liability for product defects; fluctuations in foreign currency exchange rates and other factors associated with foreign operations; influence of certain stockholders; dependence on key personnel; failure to perform on contracts; resolution of pending or future litigation; labor matters; and stock price volatility. Additional information regarding risks and uncertainties and other factors that could cause actual results to differ materially from those contemplated in forward-looking statements is set forth from time to time in our filings with the Securities and Exchange Commission (“SEC”), including under the heading “Risk Factors” in our most recent Annual Report on Form 10-K and in this Quarterly Report on Form 10-Q. Forward-looking statements speak only as of the date they are made, and except for our ongoing obligations under the U.S. federal securities laws, we undertake no obligation to publicly update any forward-looking statements whether as a result of new information, future events or otherwise.

PART 1.  FINANCIAL INFORMATION

Item 1.  Financial Statements

SCIENTIFIC GAMES CORPORATION AND SUBSIDIARIES

CONSOLIDATED BALANCE SHEETS

As of September 30, 2010 and December 31, 2009

(Unaudited, in thousands, except per share amounts)

	September 30,	December 31,
	2010	2009
ASSETS
Current assets:
Cash and cash equivalents	$249,570	$260,131
Accounts receivable, net of allowance for doubtful accounts of $2,406 and $2,140 as of September 30, 2010 and December 31, 2009, respectively	167,265	177,967
Inventories	74,857	73,940
Deferred income taxes, current portion	15,838	22,557
Prepaid expenses, deposits and other current assets	45,549	47,031
Assets held for sale	88,638	91,102
Total current assets	641,717	672,728
Property and equipment, at cost	796,339	751,713
Less: accumulated depreciation	(329,634)	(283,274)
Property and equipment, net	466,705	468,439
Goodwill, net	766,356	772,732
Intangible assets, net	72,343	79,822
Other assets and investments	440,271	298,071
Total assets	$2,387,392	$2,291,792

LIABILITIES AND STOCKHOLDERS’ EQUITY
Current liabilities:
Debt payments due within one year	$8,401	$24,808
Accounts payable	45,206	57,309
Accrued liabilities	130,157	122,989
Liabilities held for sale	18,945	20,097
Total current liabilities	202,709	225,203
Deferred income taxes	36,603	37,418
Other long-term liabilities	60,840	67,158
Long-term debt, excluding current installments	1,468,875	1,342,255
Total liabilities	1,769,027	1,672,034

Commitments and contingencies

Stockholders’ equity:
Class A common stock, par value $0.01 per share, 199,300 shares authorized, and 91,572 and 93,883 shares outstanding as of September 30, 2010 and December 31, 2009, respectively	976	939
Additional paid-in capital	673,346	651,348
Accumulated earnings	27,428	18,180
Treasury stock, at cost, 5,748 and 3,130 shares held as of September 30, 2010 and December 31, 2009, respectively	(74,460)	(48,125)
Accumulated other comprehensive loss	(8,925)	(2,584)
Total stockholders’ equity	618,365	619,758
Total liabilities and stockholders’ equity	$2,387,392	$2,291,792

See accompanying notes to consolidated financial statements

SCIENTIFIC GAMES CORPORATION AND SUBSIDIARIES

CONSOLIDATED STATEMENTS OF OPERATIONS

Three Months Ended September 30, 2010 and 2009

(Unaudited, in thousands, except per share amounts)

	Three Months Ended September 30,
	2010	2009
Revenues:
Instant tickets	$115,968	$117,744
Services	92,813	104,279
Sales	12,280	17,123
Total revenues	221,061	239,146

Operating expenses:
Cost of instant tickets (1)	67,138	69,897
Cost of services (1)	57,723	57,876
Cost of sales (1)	7,977	10,513
Selling, general and administrative expenses	36,435	38,861
Write-down of assets held for sale	2,155	—
Employee termination costs	602	—
Depreciation and amortization	27,284	32,049
Operating income	21,747	29,950
Other expense (income):
Interest expense	24,617	22,736
Equity in earnings of joint ventures	(13,031)	(14,180)
Loss (gain) on early extinguishment of debt	2,236	(550)
Other income, net	(3,011)	(27)
	10,811	7,979
Income before income taxes	10,936	21,971
Income tax expense	2,232	6,865
Net income	$8,704	$15,106

Basic and diluted net income per share:
Basic net income per share	$0.09	$0.16
Diluted net income per share	$0.09	$0.16

Weighted-average number of shares used in per share calculations:
Basic shares	91,844	92,727
Diluted shares	92,240	94,028

(1)          Exclusive of depreciation and amortization.

See accompanying notes to consolidated financial statements

SCIENTIFIC GAMES CORPORATION AND SUBSIDIARIES

CONSOLIDATED STATEMENTS OF OPERATIONS

Nine Months Ended September 30, 2010 and 2009

(Unaudited, in thousands, except per share amounts)

	Nine Months Ended September 30,
	2010	2009
Revenues:
Instant tickets	$343,506	$340,616
Services	287,527	309,999
Sales	39,400	44,249
Total revenues	670,433	694,864

Operating expenses:
Cost of instant tickets (1)	199,282	202,608
Cost of services (1)	167,336	175,070
Cost of sales (1)	27,843	30,898
Selling, general and administrative expenses	115,543	119,479
Write-down of assets held for sale	8,029	—
Employee termination costs	602	3,920
Depreciation and amortization	82,017	93,453
Operating income	69,781	69,436
Other expense (income):
Interest expense	74,176	62,940
Equity in earnings of joint ventures	(42,474)	(44,758)
Loss (gain) on early extinguishment of debt	2,236	(4,594)
Other expense (income), net	9,555	(1,013)
	43,493	12,575
Income before income taxes	26,288	56,861
Income tax expense	17,040	46,599
Net income	$9,248	$10,262

Basic and diluted net income per share:
Basic net income per share	$0.10	$0.11
Diluted net income per share	$0.10	$0.11

Weighted-average number of shares used in per share calculations:
Basic shares	93,122	92,577
Diluted shares	93,648	93,859

(1)          Exclusive of depreciation and amortization.

 See accompanying notes to consolidated financial statements

SCIENTIFIC GAMES CORPORATION AND SUBSIDIARIES

CONSOLIDATED STATEMENTS OF CASH FLOWS

Nine Months Ended September 30, 2010 and 2009

(Unaudited, in thousands, except per share amounts)

	Nine Months Ended September 30,
	2010	2009
Cash flows from operating activities:
Net income	$9,248	$10,262
Adjustments to reconcile net income to cash provided by operating activities:
Depreciation and amortization	82,017	93,453
Change in deferred income taxes	11,541	34,350
Stock-based compensation	17,383	25,903
Non-cash interest expense	5,276	11,234
Undistributed equity in earnings of joint ventures	(8,062)	(13,778)
Write-down of assets held for sale	8,029	—
Loss (gain) on early extinguishment of debt	2,236	(4,594)
Changes in current assets and liabilities, net of effects of acquisitions
Accounts receivable	7,012	4,144
Inventories	(2,375)	2,070
Accounts payable	(8,970)	(8,701)
Accrued liabilities	(3,463)	(23,743)
Other current assets and liabilities	22,886	45,432
Other	483	(38)
Net cash provided by operating activities	143,241	175,994

Cash flows from investing activities:
Capital expenditures	(6,873)	(9,135)
Wagering systems expenditures	(45,257)	(44,870)
Other intangible assets and software expenditures	(26,335)	(26,040)
Change in other assets and liabilities, net	(571)	3,611
Investment in joint venture	(127,314)	—
Business acquisitions, net of cash acquired	(12,493)	(89,453)
Net cash used in investing activities	(218,843)	(165,887)

Cash flows from financing activities:
Proceeds from issuance of long-term debt	355,541	259,658
Payment on long-term debt	(242,758)	(183,632)
Payment of financing fees	(12,969)	(11,535)
Purchases of treasury stock	(26,334)	(5,539)
Net proceeds from issuance of common stock	(2,067)	2,191
Net cash provided by financing activities	71,413	61,143
Effect of exchange rate changes on cash and cash equivalents	(8,965)	1,189
(Decrease) increase in cash and cash equivalents	(13,154)	72,439
Cash and cash equivalents, beginning of period	260,131	140,639
Change in cash and cash equivalents of held for sale operations at September 30, 2010	2,593	—
Cash and cash equivalents, end of period	$249,570	$213,078

See accompanying notes to consolidated financial statements

SCIENTIFIC GAMES CORPORATION AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

(Unaudited, in thousands, except per share amounts)

Notes to Consolidated Financial Statements

(1) Consolidated Financial Statements

Basis of Presentation

The Consolidated Balance Sheet as of September 30, 2010, the Consolidated Statements of Operations for the three and nine months ended September 30, 2010 and 2009, and the Consolidated Statements of Cash Flows for the nine months ended September 30, 2010 and 2009, have been prepared by Scientific Games Corporation and are unaudited.  When used in these notes, the terms “we,” “us,” “our” and the “Company” refer to Scientific Games Corporation and all entities included in our consolidated financial statements unless otherwise specified or the context otherwise indicates.  In our opinion, all adjustments necessary to present fairly our consolidated financial position as of September 30, 2010, the results of our operations for the three and nine months ended September 30, 2010 and 2009 and our cash flows for the nine months ended September 30, 2010 and 2009 have been made.  Such adjustments are of a normal, recurring nature.

Certain information and footnote disclosures normally included in consolidated financial statements prepared in accordance with accounting principles generally accepted in the United States of America have been condensed or omitted.  These consolidated financial statements should be read in conjunction with the consolidated financial statements and notes thereto included in our 2009 Annual Report on Form 10-K.  The results of operations for the period ended September 30, 2010 are not necessarily indicative of the operating results for a full year.

In order to provide users of our financial statements better visibility into our revenue streams, beginning with our results for the year ended December 31, 2009, we segregated revenues related to our instant ticket fulfillment/services businesses from other service revenues.

Basic and Diluted Net Income Per Share

The following represents a reconciliation of the numerator and denominator used in computing basic and diluted net income per share available to common stockholders for the three and nine months ended September 30, 2010 and 2009:

	Three Months Ended		Nine Months Ended
	September 30,		September 30,
	2010	2009	2010	2009
Income (numerator)
Net income	$8,704	$15,106	$9,248	$10,262

Shares (denominator)
Weighted-average basic common shares outstanding	91,844	92,727	93,122	92,577
Effect of dilutive securities-stock rights	396	1,301	526	1,282
Weighted-average diluted common shares outstanding	92,240	94,028	93,648	93,859

Basic and diluted per share amounts
Basic net income per share	$0.09	$0.16	$0.10	$0.11
Diluted net income per share	$0.09	$0.16	$0.10	$0.11

The weighted-average diluted common shares outstanding for the three and nine months ended September 30, 2010 excludes the effect of approximately 6,917 and 6,496 weighted-average stock rights outstanding, respectively, because their effect would be anti-dilutive.  The weighted-average diluted common shares outstanding for the three and nine months ended September 30, 2009 excludes the effect of approximately 5,774 and 6,470 weighted-average stock rights outstanding, respectively, because their effect would be anti-dilutive.

(2) Operating Segment Information

We operate in three segments:  Printed Products Group; Lottery Systems Group; and Diversified Gaming Group.

The following tables represent revenues, cost of revenues, depreciation, amortization, selling, general and administrative expenses, write-down of assets held for sale, segment employee termination costs and operating income for the three and nine month periods ended September 30, 2010 and 2009, by reportable segments. Corporate expenses, including interest expense, other (income) expense, (gain) loss on early extinguishment of debt, corporate depreciation and amortization and corporate employee termination costs, are not allocated to the reportable segments.

	Three Months Ended September 30, 2010
	Printed Products Group	Lottery Systems Group	Diversified Gaming Group	Totals
Revenues:
Instant tickets	$115,968	$—	$—	$115,968
Services	—	46,630	46,183	92,813
Sales	1,024	6,141	5,115	12,280
Total revenues	$116,992	$52,771	$51,298	$221,061

Cost of instant tickets (1)	$67,138	$—	$—	$67,138
Cost of sevices (1)	—	26,450	31,273	57,723
Cost of sales (1)	954	4,063	2,960	7,977
Selling, general and administrative expenses	12,479	7,889	6,117	26,485
Write-down of assets held for sale	—	—	2,155	2,155
Employee termination costs	—	—	602	602
Depreciation and amortization	8,184	10,969	8,005	27,158
Segment operating income	$28,237	$3,400	$186	$31,823
Unallocated corporate expenses				10,076
Consolidated operating income				$21,747

(1)          Exclusive of depreciation and amortization.

	Three Months Ended September 30, 2009
	Printed Products Group	Lottery Systems Group	Diversified Gaming Group	Totals
Revenues:
Instant tickets	$117,744	$—	$—	$117,744
Services	—	52,343	51,936	104,279
Sales	3,035	13,144	944	17,123
Total revenues	$120,779	$65,487	$52,880	$239,146

Cost of instant tickets (1)	$69,897	$—	$—	$69,897
Cost of services (1)	—	26,741	31,135	57,876
Cost of sales (1)	2,199	7,733	581	10,513
Selling, general and administrative expenses	11,768	8,169	5,614	25,551
Depreciation and amortization	8,216	11,452	12,209	31,877
Segment operating income	$28,699	$11,392	$3,341	$43,432
Unallocated corporate expenses				13,482
Consolidated operating income				$29,950

(1)          Exclusive of depreciation and amortization.

	Nine Months Ended September 30, 2010
	Printed Products Group	Lottery Systems Group	Diversified Gaming Group	Totals
Revenues:
Instant tickets	$343,506	$—	$—	$343,506
Services	—	148,334	139,193	287,527
Sales	6,625	24,518	8,257	39,400
Total revenues	$350,131	$172,852	$147,450	$670,433

Cost of instant tickets (1)	$199,282	$—	$—	$199,282
Cost of sevices (1)	—	78,760	88,576	167,336
Cost of sales (1)	4,931	17,708	5,204	27,843
Selling, general and administrative expenses	38,714	23,973	17,671	80,358
Write-down of assets held for sale	—	—	8,029	8,029
Employee termination costs	—	—	602	602
Depreciation and amortization	25,150	32,622	23,872	81,644
Segment operating income	$82,054	$19,789	$3,496	$105,339
Unallocated corporate expenses				35,558
Consolidated operating income				$69,781

(1)          Exclusive of depreciation and amortization.

	Nine Months Ended September 30, 2009
	Printed Products Group	Lottery Systems Group	Diversified Gaming Group	Totals
Revenues:
Instant tickets	$340,616	$—	$—	$340,616
Services	—	159,414	150,585	309,999
Sales	9,776	31,088	3,385	44,249
Total revenues	$350,392	$190,502	$153,970	$694,864

Cost of instant tickets (1)	$202,608	$—	$—	$202,608
Cost of services (1)	—	83,511	91,559	175,070
Cost of sales (1)	6,728	22,027	2,143	30,898
Selling, general and administrative expenses	34,141	23,042	17,283	74,466
Employee termination costs	2,016	125	433	2,574
Depreciation and amortization	24,095	32,882	35,959	92,936
Segment operating income	$80,804	$28,915	$6,593	$116,312
Unallocated corporate expenses				45,530
Corporate employee termination costs				1,346
Consolidated operating income				$69,436

(1)          Exclusive of depreciation and amortization.

The following table provides a reconciliation of segment operating income to consolidated income before income taxes for each period:

	Three Months Ended		Nine Months Ended
	September 30,		September 30,
	2010	2009	2010	2009
Reported segment operating income	$31,823	$43,432	$105,339	$116,312
Unallocated corporate expenses	(10,076)	(13,482)	(35,558)	(45,530)
Corporate employee termination costs	—	—	—	(1,346)
Consolidated operating income	21,747	29,950	69,781	69,436
Interest expense	(24,617)	(22,736)	(74,176)	(62,940)
Equity in earnings of joint ventures	13,031	14,180	42,474	44,758
(Loss) gain on early extinguishment of debt	(2,236)	550	(2,236)	4,594
Other income (expense), net	3,011	27	(9,555)	1,013
Income before income taxes	$10,936	$21,971	$26,288	$56,861

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

(3) Equity Investments in Joint Ventures

Consorzio Lotterie Nazionali / Lotterie Nazionali S.r.l.

During the last six years, Consorzio Lotterie Nazionali (“CLN”), a consortium consisting principally of us, Lottomatica Group S.p.A. and Arianna 2001, a company owned by the Federation of Italian Tobacconists, held the concession from the Italian Monopoli di Stato to be the exclusive operator of the Italian Gratta e Vinci instant ticket lottery.  Under our contract with CLN, we supplied instant lottery tickets, game development services, marketing support, the instant ticket management system and systems support.  We also participated in the profits or losses of CLN as a 20% equity owner, and assisted Lottomatica Group S.p.A. in the lottery operations.  We accounted for this investment using the equity method of accounting.  For the three and nine months ended September 30, 2010, we recorded income of $10,832 and $35,168, respectively, representing our share of the pre-tax earnings of CLN.  For the three and nine months ended September 30, 2009, we recorded income of $11,235 and $37,812, respectively, representing our share of the pre-tax earnings of CLN.  CLN’s concession expired on September 30, 2010.

In October 2009, the members of CLN tendered for a new concession to operate the Gratta e Vinci instant ticket lottery upon the termination of CLN’s concession. The members of CLN were awarded the sole concession on May 13, 2010 by the Monopoli di Stato. Our bidding group formed and capitalized a new vehicle, Lotterie Nazionali S.r.l. (“LNS”), to hold the concession.  LNS is responsible for upfront fees associated with the new concession totaling €800,000.  We are responsible for our pro rata share of this amount, or €160,000, of which €104,000 was paid to LNS during the second quarter of 2010 and  €56,000 was paid to LNS in October 2010.  The new concession has an initial term of nine years (subject to a performance evaluation during the fifth year) and could be extended by the Monopoli di Stato for an additional nine years. CLN’s concession was originally scheduled to expire on May 31, 2010 and the new concession was scheduled to begin on June 1, 2010.  However, due to the delay in completing the tender process, the Monopoli di Stato extended the expiration of CLN’s concession to September 30, 2010 in order to provide sufficient time to transition to the new concession.  The new concession began on October 1, 2010.

We will be the primary supplier of instant tickets to LNS under our agreement with LNS, and will participate in the profits or losses of LNS as a 20% equity owner.  We will record 20% of LNS’s net income or losses on our Consolidated Statement of Operations as equity in earnings of joint ventures (whereas we recorded 20% of CLN’s pre-tax earnings under our accounting for our interest in CLN).  The upfront fees associated with the new concession will be amortized by LNS (anticipated to be approximately €89,000 per year of the new concession), which will reduce our equity in earnings of joint ventures.  Our share of the amortization is expected to be approximately €18,000 per year of the new concession on a pre-tax basis.  Subject to applicable limitations, we are entitled to receive annual cash dividends as well as periodic return of capital payments over the life of the concession.

Northstar Lottery Group, LLC

On July 29, 2010, we entered into an agreement with GTECH Corporation, a subsidiary of Lottomatica Group S.p.A. to form a joint venture called Northstar Lottery Group, LLC (“Northstar”), to bid in a competitive procurement to be the private manager of the Illinois Lottery for a ten-year term. We are a 20% equity owner in Northstar.  On September 15, 2010, Northstar was selected as the private manager.  As the private manager, Northstar will be responsible for the day-to-day operations of the Illinois Lottery and its core functions, including, among other services, lottery game development, supply of goods and services, and marketing and advertising, subject to oversight by the lottery. We will be responsible for the design, development, manufacturing, warehousing and distribution of instant lottery tickets and will be compensated based on a percentage of retail sales. We will also be entitled to our pro rata share of Northstar’s earnings. Under the contemplated terms of the private management agreement, Northstar will receive annual incentive compensation payments to the extent it is successful in increasing the Illinois Lottery’s net income above certain target levels, subject to a cap of 5% of the applicable year’s net income. Northstar will be responsible for payments to the State of Illinois to the extent such targets are not achieved, subject to a similar cap. Northstar is expected to be reimbursed for most of its operating expenses under the arrangement. Operations under the new arrangement are scheduled to commence on July 1, 2011 following a transition period. There was no financial impact from this equity interest in the third quarter of 2010. Two protests against the award to Northstar have been filed by other bidders, which protests remain pending as of the date of this Quarterly Report on Form 10-Q.

(4) Comprehensive Income

The following presents a reconciliation of net income to comprehensive income for the three and nine month periods ended September 30, 2010 and 2009:

	Three Months Ended		Nine Months Ended
	September 30,		September 30,
	2010	2009	2010	2009
Net income	$8,704	$15,106	$9,248	$10,262
Other comprehensive (loss) income:
Foreign currency translation (loss) gain	56,592	5,343	(6,656)	43,651
Gain on derivative financial instruments	27	1,349	315	2,150
Other comprehensive (loss) income	56,619	6,692	(6,341)	45,801
Comprehensive income	$65,323	$21,798	$2,907	$56,063

(5) Inventories

Inventories consist of the following:

	September 30,	December 31,
	2010	2009
Parts and work-in-process	$26,870	$26,643
Finished goods	47,987	47,297
	$74,857	$73,940

Point of sale terminals we manufacture may be sold to customers or included as part of long-term wagering system contracts. Parts and work-in-process includes costs for equipment expected to be sold. Costs incurred for equipment associated with specific wagering system contracts not yet placed in service are classified as construction in progress in property and equipment and are not depreciated until placed into service.

(6) Long-Term Debt

Issuance of 8.125% Senior Subordinated Notes

On September 22, 2010, the Company issued $250,000 in aggregate principal amount of its 8.125% Senior Subordinated Notes due 2018 (the “2018 Notes”) at a price of 100% of the principal amount thereof in a private offering to qualified institutional buyers in accordance with Rule 144A under the Securities Act of 1933, as amended (the “Securities Act”), and to persons outside the United States under Regulation S under the Securities Act.  The 2018 Notes were issued pursuant to an indenture dated as of September 22, 2010 (the “2018 Indenture”) among the Company, the subsidiary guarantors party thereto and The Bank of Nova Scotia Trust Company of New York, as trustee.

The 2018 Notes bear interest at the rate of 8.125% per annum, which accrues from September 22, 2010 and is payable semiannually in arrears on March 15 and September 15 of each year, commencing on March 15, 2011. The 2018 Notes mature on September 15, 2018, unless earlier redeemed or repurchased by the Company, and are subject to the terms and conditions set forth in the 2018 Indenture.

The Company may redeem some or all of the 2018 Notes at any time prior to September 15, 2014 at a price equal to 100% of the principal amount of the 2018 Notes plus accrued and unpaid interest, if any, to the date of redemption plus a “make whole” premium. The Company may redeem some or all of the 2018 Notes for cash at any time on or after September 15, 2014 at the prices specified in the 2018 Indenture. In addition, at any time on or prior to September 15, 2013, the Company may redeem up to 35% of the initially outstanding aggregate principal amount of the 2018 Notes at a redemption price of 108.125% of the principal amount thereof, plus accrued and unpaid interest, if any, to the date of redemption, with the net cash proceeds from one or more equity offerings of the Company. Additionally, if a holder of 2018 Notes is required to be licensed, qualified or found suitable under any applicable gaming laws or regulations and that holder does not become so licensed or qualified or is not found to be suitable, then the Company will have the right, subject to certain notice provisions set forth in the 2018 Indenture, (1) to require that holder to dispose of all or a portion of those 2018 Notes or (2) to redeem the 2018 Notes of that holder at a redemption price calculated as set forth in the 2018 Indenture. If the Company experiences a change in control, as defined in the 2018 Indenture, or the Company or any of its restricted subsidiaries sells certain of its assets, then the Company must offer to repurchase the 2018 Notes on the terms set forth in the 2018 Indenture.

The 2018 Notes are subordinated to all of the Company’s existing and future senior debt, including the Company’s guarantee of the indebtedness of its subsidiary, Scientific Games International, Inc. (“SGI”), under its credit facilities, will rank equally with all of the Company’s existing and future senior subordinated debt, including the Company’s 6.25% senior subordinated notes due 2012 (the “2012 Notes”), the Company’s guarantee of SGI’s 7.875% senior subordinated notes due 2016 (the “2016 Notes”), and the Company’s guarantee of SGI’s 9.25% senior subordinated notes due 2019 (the “2019 Notes”), and will rank senior to all of the Company’s future debt that is expressly subordinated to the 2018 Notes. The 2018 Notes will be guaranteed on a senior subordinated unsecured basis by all of the Company’s wholly owned domestic subsidiaries. The guarantees of the 2018 Notes will be subordinated to all of the guarantors’ existing and future senior debt, including, in the case of SGI, indebtedness under its credit facilities and, in the case of each of the other guarantors, their guarantees of SGI’s indebtedness under its credit facilities, will rank equally with all of their existing and future senior subordinated debt, including, in the case of SGI, the 2016 Notes and the 2019 Notes and its guarantee of the 2012 Notes, and, in the case of the other guarantors, their guarantees of the 2012 Notes, the 2016 Notes and the 2019 Notes, and will rank senior to all of their future debt that is expressly subordinated to the guarantees of the 2018 Notes. The 2018 Notes will be structurally subordinated to all of the liabilities of the Company’s non-guarantor subsidiaries.

The 2018 Indenture contains certain covenants that, among other things, limit the Company’s ability, and the ability of certain of its subsidiaries, to incur additional indebtedness, pay dividends or make distributions or certain other restricted payments, purchase or redeem capital stock, make investments or extend credit, engage in certain transactions with affiliates, engage in sale-leaseback transactions, consummate certain assets sales, effect a consolidation or merger, or sell, transfer, lease or otherwise dispose of all or substantially all assets, or create certain liens and other encumbrances on assets.

The 2018 Indenture contains events of default customary for agreements of its type (with customary grace periods, as applicable) and provides that, upon the occurrence of an event of default arising from certain events of bankruptcy or insolvency with respect to the Company, all outstanding 2018 Notes will become due and payable immediately without further action or notice. If any other type of event of default occurs and is continuing, then the trustee or the holders of at least 25% in principal amount of the then outstanding 2018 Notes may declare all the 2018 Notes to be due and payable immediately.

In connection with the issuance of the 2018 Notes, the Company, the guarantors party thereto, and J.P. Morgan Securities LLC, as representative for the initial purchasers listed therein, entered into a registration rights agreement, dated as of September 22, 2010 (the “Registration Rights Agreement”). Under the Registration Rights Agreement, the Company and the guarantors agreed, for the benefit of the holders of the 2018 Notes, that they will file with the Securities and Exchange Commission (the “SEC”) within 180 days after the date the 2018 Notes are issued, and use their commercially reasonable efforts to cause to become effective, a registration statement relating to an offer to exchange the 2018 Notes for an issue of SEC-registered notes (the “Exchange Notes”) with terms identical to the 2018 Notes (except that the Exchange Notes will not be subject to restrictions on transfer or to any increase in annual interest rate as described below).

Under certain circumstances, including if applicable interpretations of the staff of the SEC do not permit the Company to effect the exchange offer, the Company and the guarantors will use their commercially reasonable efforts to cause to become effective a shelf registration statement relating to resales of the 2018 Notes and to keep that shelf registration statement effective until the first anniversary of the date such shelf registration statement becomes effective, or such shorter period that will terminate when all 2018 Notes covered by the shelf registration statement have been sold. The obligation to complete the exchange offer and/or file a shelf registration statement will terminate on September 22, 2012.

If the exchange offer registration statement is not filed within 180 days after the date the 2018 Notes were issued, or the exchange offer is not completed (or, if required, the shelf registration statement is not declared effective) on or before June 20, 2011 (subject to the right of the Company to extend such date by up to 90 additional days under customary “blackout” provisions if the Company determines in good faith that it is in possession of material, non-public information), the annual interest rate borne by the 2018 Notes will be increased by 0.25% per annum for the first 90-day period immediately following such date and by an additional 0.25% per annum with respect to each subsequent 90-day period, up to a maximum additional rate of 1.00% per annum thereafter until the exchange offer is completed, the shelf registration statement is declared effective or the obligation to complete the exchange offer and/or file the shelf registration statement terminates, at which time the interest rate will revert to the original interest rate on the date the 2018 Notes were originally issued.

Tender Offer and Consent Solicitation

On October 6, 2010, the Company completed a tender offer pursuant to which it purchased $107,617 in aggregate principal amount of the 2012 Notes, including $107,562 aggregate principal purchased as of September 30, 2010. In connection with the tender offer, the Company completed a consent solicitation under which tendering holders consented to proposed amendments to the indenture relating to the 2012 Notes to eliminate substantially all restrictive covenants and certain default provisions in the indenture governing the 2012 Notes. As of September 30, 2010, $79,513 in aggregate principal amount of the 2012 Notes were outstanding. As of the date of this Quarterly Report on Form 10-Q, $79,458 in aggregate principal amount of the 2012 Notes were outstanding.

Credit Agreement

On June 17, 2010, the Company entered into a first incremental amendment to the credit agreement, dated as of June 9, 2008 (as amended, the “Credit Agreement”) among SGI, as borrower, the Company, as guarantor, certain subsidiaries of the Company party thereto, as subsidiary guarantors, the lenders party thereto and JPMorgan Chase Bank, N.A. (“JPMorgan”), as administrative agent.  Pursuant to the amendment, several lenders provided an aggregate principal amount of $78,000 of senior secured term loans to SGI under a new incremental term loan facility pursuant to the Credit Agreement.  The incremental term loan facility is, in all material respects, subject to the same terms and conditions as SGI’s existing term loan facility under the Credit Agreement (described below).

In February 2010, the Company entered into certain amendments to the Credit Agreement in order to revise certain financial covenants and provide the Company with additional operating and financing flexibility so that the Company could execute pending and future strategic initiatives, including participation in the tender process for the Italian instant ticket concession, the sale of the racing and venue management businesses (the “Racing Business”) and the Company’s strategic transactions with Playtech Limited or its affiliates (“Playtech”).  For additional information regarding the amendments the Company entered into in February 2010, please refer to our Current Report on Form 8-K filed on February 19, 2010.

The Credit Agreement will terminate on June 9, 2013, provided that the revolving credit facility and the term loan credit facility will both mature on February 7, 2011 unless on such date either:

•                                          no amounts remain outstanding under the two-year, senior unsecured promissory notes issued by certain of the Company’s foreign subsidiaries to defer a portion of the earn-out payable in connection with our 2006 acquisition of Global Draw Limited (“Global Draw”) (which notes are guaranteed by the Company and certain of its U.S. subsidiaries, including SGI) (the “Global Draw Promissory Notes”); or

•                                          the sum of the available revolving credit facility commitments plus the unrestricted cash of SGI and the guarantors under the Credit Agreement is not less than the sum of the principal amount of the Global Draw Promissory Notes then outstanding plus $50,000.

On June 25, 2010, we repaid approximately £27,506 of the approximately £28,100 in aggregate principal amount of the Global Draw Promissory Notes, leaving approximately £628 in aggregate principal amount of the Global Draw Promissory Notes outstanding.

The revolving credit facility and the term loan credit facility will both mature on September 15, 2012, unless either:

•                                          the 2012 Notes are refinanced, redeemed or defeased on or prior to such date; or

•                                          the sum of the available revolving credit facility commitments plus the unrestricted cash of SGI and the guarantors under the Credit Agreement on such date is not less than the sum of the principal amount of the 2012 Notes then outstanding plus $50,000.

As of the date of this Quarterly Report on Form 10-Q, there is $79,458 in aggregate principal amount of the 2012 Notes outstanding.

We expect that we will be able to satisfy the conditions described above and thereby prevent the acceleration of such indebtedness. However, there can be no assurance that we will be able to satisfy those conditions or to repay any accelerated indebtedness under the Credit Agreement, or to repay any remaining amount due under the Global Draw Promissory Notes in 2011 or the 2012 Notes in 2012.

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

The Company and its direct and indirect 100%-owned domestic subsidiaries (other than SGI) have guaranteed the payment of SGI’s obligations under the Credit Agreement. In addition, the obligations under the Credit Agreement are secured by a first priority, perfected lien on (1) substantially all the property and assets (real and personal, tangible and intangible) of the Company and its direct and indirect 100% owned domestic subsidiaries and (2) 100% of the capital stock (or other equity interests) of all of the Company’s direct and indirect 100%-owned domestic subsidiaries and 65% of the capital stock (or other equity interests) of the direct foreign subsidiaries of SGI and the guarantors.

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

•                  a “Consolidated Senior Debt Ratio” as at the last day of each fiscal quarter not to exceed the ratio set forth below with respect to such fiscal quarter or with respect to the period during which such fiscal quarter ends:

•                  2.75 to 1.00 (fiscal quarter ended December 31, 2009 through June 30, 2012); and

•                  2.50 to 1.00 (fiscal quarter ending September 30, 2012 and thereafter);

“Consolidated Senior Debt Ratio” means, as of the last day of any period, the ratio of (1) Consolidated Total Debt (other than the 2012 Notes, the 2016 Notes, the 2018 Notes and the 2019 Notes and any additional subordinated debt permitted under the Credit Agreement) to (2) Consolidated EBITDA for the period of four consecutive fiscal quarters then ended.

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

•                                          earn-out payments with respect to certain acquisitions that we have made, such as our acquisition of Global Draw, or any “Permitted Acquisitions” (defined generally as acquisitions of companies that are primarily engaged in the same or related line of business and that become subsidiaries of ours, or acquisitions of all or substantially all of the assets of another company or division or business unit of another company), including any loss or expense with respect to such earn-out payments;

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

•                                          “Permitted Add-Backs” (i.e., (1) up to $15,000 (less the amount of certain permitted pro forma adjustments to Consolidated EBITDA in connection with material acquisitions) of charges incurred during any 12-month period in connection with (a) reductions in workforce, (b) contract losses, discontinued operations, shutdown expenses and cost reduction initiatives, (c) transaction expenses incurred in connection with potential acquisitions and divestitures, whether or not consummated, and (d) restructuring charges and transaction expenses incurred in connection with certain transactions with Playtech and (2) reasonable and customary costs incurred in connection with amendments to the Credit Agreement);

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

•                                          restructuring charges, transaction expenses and shutdown expenses incurred in connection with the disposition of all or part of the Racing Business, together with any charges incurred in connection with discontinued operations and cost-reduction initiatives associated with such disposition, in an aggregate amount (for all periods combined) not to exceed $7,325; and

•                                          up to £5,250 during any four-quarter period of expenses or charges incurred in connection with the payment of license royalties or other fees to Playtech and for software services provided to Global Draw or Games Media Limited (“Games Media”) by Playtech;

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

We were in compliance with our covenants under the Credit Agreement as of September 30, 2010.

As of September 30, 2010, the balance of outstanding loans under the term loan facilities under the Credit Agreement was $573,860.

As of September 30, 2010, we had approximately $150,832 available for additional borrowing or letter of credit issuances under our revolving credit facility. There were no borrowings and $56,548 in outstanding letters of credit under our revolving credit facility as of September 30, 2010.  Our ability to borrow under the Credit Agreement will depend on us remaining in compliance with the covenants contained in the Credit Agreement, including the maintenance of the foregoing financial ratios.

Convertible Debentures

On June 1, 2010, the remaining $9,943 in aggregate principal amount of our 0.75% convertible senior subordinated debentures due 2024 (the “Convertible Debentures”) was repurchased or redeemed at par.  In accordance with the terms of the indenture governing the Convertible Debentures, holders thereof required the Company to repurchase for cash $9,935 in aggregate principal amount of the Convertible Debentures at a purchase price equal to 100% of the aggregate principal amount thereof, together with accrued but unpaid interest thereon. The Company redeemed $8 in aggregate principal amount of the Convertible Debentures at a redemption price equal to 100% of the aggregate principal amount thereof, together with accrued but unpaid interest thereon.  In connection with the repurchase and redemption, we unwound the corresponding remaining portion of the bond hedge and warrant option.

(7) Derivative Financial Instruments

Effective October 17, 2008, SGI entered into a three-year interest rate swap agreement (the “Hedge”) with JPMorgan.  Under the Hedge, which is designated as a cash flow hedge, SGI pays interest on a $100,000 notional amount of debt at a fixed rate of 3.49% and receives interest on a $100,000 notional amount of debt at the prevailing three-month LIBOR rate.  The objective of the Hedge is to eliminate the variability of cash flows attributable to the LIBOR component of interest expense paid on $100,000 of our variable-rate debt.  As of September 30, 2010, the Hedge was measured at a fair value of $3,252 using Level 2 valuation techniques of the fair value hierarchy and included in other long-term liabilities on the Consolidated Balance Sheet.

Hedge effectiveness is measured quarterly on a retrospective basis using the cumulative dollar-offset approach in which the cumulative changes in the cash flows of the actual swap are compared to the cumulative changes in the cash flows of the hypothetical swap.  The effective portion of the Hedge is recorded in other comprehensive income (loss) and the ineffective portion of the Hedge, if any, is recorded in the Consolidated Statement of Operations.  During the three and nine months ended September 30, 2010, we recorded a gain of approximately $27 and $315, respectively, in other comprehensive income (loss).  During the three and nine months ended September 30, 2009, we recorded a gain of approximately $1,349 and $2,150, respectively in other comprehensive income (loss).  There was no ineffective portion of the Hedge recorded in the Consolidated Statement of Operations. Amounts recorded in other comprehensive income (loss) that were deferred on the effective hedged forecasted transactions are reclassified to earnings when the interest expense related to the hedged item affects earnings.

During 2010, we entered into several short-term forward contracts (the “Forwards”) with various counterparties, some of which remain outstanding as of September 30, 2010.  Under the Forwards, we locked in the price to purchase or sell a predetermined amount of Euros at a later date. The objective of the Forwards, which are not designated as hedges, was to mitigate the risk associated with cash payments required to be made by the Company in non-functional currencies.

As of September 30, 2010, the unsettled Forwards were measured in “other assets and investments” having a fair value of approximately $3,146 using Level 2 valuation techniques of the fair value hierarchy and matured on October 1, 2010 and the remaining Forwards are scheduled to mature on November 18, 2010.

During the three and nine months ended September 30, 2010, we recorded a gain of approximately $3,164 and a net loss of approximately $12,559, respectively, on forward contracts in our Consolidated Statements of Operations.  The (gain) loss on forward contracts is included in “other expense (income), net.”

(8) Goodwill and Intangible Assets

The following disclosure presents certain information regarding our intangible assets as of September 30, 2010 and December 31, 2009.  Amortizable intangible assets are amortized over their estimated useful lives with no estimated residual values.

Intangible Assets	Gross Carrying Amount	Accumulated Amortization	Net Balance
Balance as of September 30, 2010
Amortizable intangible assets:
Patents	$11,515	$(4,106)	$7,409
Customer lists	30,224	(18,601)	11,623
Licenses	66,224	(49,120)	17,104
Intellectual property	17,943	(17,694)	249
Lottery contracts	4,745	(4,313)	432
	130,651	(93,834)	36,817
Non-amortizable intangible assets:
Trade name	37,644	(2,118)	35,526
Total intangible assets	$168,295	$(95,952)	$72,343

Balance as of December 31, 2009
Amortizable intangible assets:
Patents	$11,657	$(4,073)	$7,584
Customer lists	29,706	(17,431)	12,275
Licenses	63,974	(41,825)	22,149
Intellectual property	18,581	(16,946)	1,635
Lottery contracts	4,907	(4,399)	508
	128,825	(84,674)	44,151
Non-amortizable intangible assets:
Trade name	37,789	(2,118)	35,671
Total intangible assets	$166,614	$(86,792)	$79,822

The aggregate intangible amortization expense for the three and nine months ended September 30, 2010 was approximately $3,400 and $10,900, respectively.  The aggregate intangible amortization expense for the three and nine months ended September 30, 2009 was approximately $4,400 and $13,600, respectively.

The table below reconciles the change in the carrying amount of goodwill, by reporting segment, for the period from December 31, 2009 to September 30, 2010.  In 2010, we recorded an increase of approximately $4,700 in goodwill associated with the acquisition of substantially all of the assets of GameLogic Inc. (“GameLogic”) and a decrease in goodwill of approximately $11,000 as a result of foreign currency translation.

Goodwill	Printed Products Group	Lottery Systems Group	Diversified Gaming Group	Totals
Balance as of December 31, 2009	$329,659	$192,833	$250,240	$772,732
Adjustments	4,901	(4,267)	(7,010)	(6,376)
Balance as of September 30, 2010	$334,560	$188,566	$243,230	$766,356

(9) Pension and Other Post-Retirement Plans

We have defined benefit pension plans for our U.S.-based union employees, our U.K.-based union employees, and certain Canadian-based employees (the “U.S. Plan,” the “U.K. Plan” and the “Canadian Plan,” respectively).  Retirement benefits under the U.S. Plan are based upon the number of years of credited service up to a maximum of 30 years for the majority of the employees.  Retirement benefits under the U.K. Plan are based on an employee’s average compensation over the two years preceding retirement.  Retirement benefits under the Canadian Plan are generally based on the number of years of credited service.  Our policy is to fund the minimum contribution permissible by the respective pension authorities.

The following table sets forth the combined amount of net periodic benefit cost recognized for the three and nine months ended September 30, 2010 and 2009.

	Three Months Ended		Nine Months Ended
	September 30,		September 30,
	2010	2009	2010	2009
Components of net periodic pension benefit cost:
Service cost	$478	$371	$1,421	$1,114
Interest cost	1,226	1,052	3,699	3,156
Expected return on plan assets	(1,243)	(888)	(3,695)	(2,665)
Amortization of actuarial gains	124	119	403	357
Amortization of prior service costs	6	11	28	32
Net periodic cost	$591	$665	$1,856	$1,994

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

(10) Income Taxes

The effective tax rates of 20.4% and 64.8%, respectively, for the three and nine months ended September 30, 2010 were determined using an estimated annual effective tax rate and after considering any discrete items for such periods.  The effective tax rate for the three and nine months ended September 30, 2010 includes the impact of a valuation allowance against certain U.S. state deferred tax assets and the release of certain reserves due to the expiration of statutes of limitation for tax-related claims.

The effective tax rates of 31.2% and 82.0%, respectively, for the three and nine months ended September 30, 2009 were determined using an estimated annual effective tax rate and considering any discrete items in such periods. The effective tax rate for the three and nine months ended September 30, 2009 includes the impact of a valuation allowance against the deferred tax asset related to foreign tax credits and the release of certain reserves related to tax settlements in the second quarter of 2009.

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

During the second quarter of 2010, the Company determined that the net realizable value of its state deferred tax assets was $6,328 and therefore recorded a valuation allowance of $11,797.  Our decision to reserve a portion of the Company’s state deferred tax assets was primarily due to a revised forecast of future state taxable income.

(11) Stockholders’ Equity

The change in the number of shares of our Class A common stock outstanding during the nine months ended September 30, 2010 and during the fiscal year ended December 31, 2009 is as follows:

	Nine Months
	Ended	Year Ended
	September 30,	December 31,
	2010	2009
Shares outstanding as of beginning of period	93,883	92,601
Shares issued as part of equity-based compensation plans and the ESPP, net of restricted stock units surrendered for taxes	308	1,804
Shares repurchased into treasury stock	(2,619)	(522)
Shares outstanding as of end of period	91,572	93,883

(12) Stock-Based Compensation

As of September 30, 2010, we had approximately 3,239 shares of our Class A common stock available for grants of equity awards under our equity-based compensation plans.

Stock Options

A summary of the changes in stock options outstanding under our equity-based compensation plans during the nine months ended September 30, 2010 is presented below:

	Number of Options	Weighted Average Remaining Contract Term (Years)	Weighted Average Exercise Price Per Share	Aggregate Intrinsic Value
Options outstanding as of December 31, 2009	6,160	5.7	$21.56	$8,642
Granted	497		15.60
Exercised	(5)		12.21	14
Cancelled	(25)		27.08
Options outstanding as of March 31, 2010	6,627	5.8	$21.10	$7,937
Granted	27		14.01
Exercised	(2)		6.16	9
Cancelled	(440)		9.70
Options outstanding as of June 30, 2010	6,212	6.0	$21.88	$1,822
Granted	55		10.25
Exercised	(143)		3.14	1,109
Cancelled	(20)		25.38
Options outstanding as of September 30, 2010	6,104	5.9	$22.20	$1,124

Options exercisable as of September 30, 2010	4,216	4.9	$23.23	$1,124

The weighted-average grant date fair value of options granted during the three months ended September 30, 2010, June 30, 2010 and March 31, 2010 was $5.13, $7.07 and $7.95, respectively.  For the three and nine months ended September 30, 2010, we recognized stock-based compensation expense of approximately $1,800 and $5,800, respectively, related to the vesting of stock options and the related tax benefit of approximately $700 and $2,300, respectively.  For the three and nine months ended September 30, 2009, we recognized stock-based compensation expense of approximately $2,900 and $10,700, respectively, related to the vesting of stock options and the related tax benefit of approximately $850 and $3,140, respectively.  As of September 30, 2010, we had unearned compensation of approximately $12,200 relating to stock option awards that will be amortized over a weighted-average period of approximately two years.

Restricted Stock Units (“RSUs”)

A summary of the changes in RSUs outstanding under our equity-based compensation plans during the nine months ended September 30, 2010 is presented below:

	Number of Restricted Stock Units	Weighted Average Grant Date Fair Value Per Share
Non-vested RSUs as of December 31, 2009	1,586	$19.54
Granted	897	15.49
Vested	(303)	20.38
Cancelled	(26)	17.49
Non-vested RSUs as of March 31, 2010	2,154	$17.78
Granted	24	13.40
Vested	(39)	26.95
Cancelled	—	—
Non-vested RSUs as of June 30, 2010	2,139	$17.57
Granted	48	10.25
Vested	(55)	31.03
Cancelled	(48)	15.69
Non-vested RSUs as of September 30, 2010	2,084	$17.09

For the three and nine months ended September 30, 2010, we recognized equity-based compensation expense of approximately $3,000 and $11,500, respectively, related to the vesting of RSUs and the related tax benefit of approximately $1,200 and $4,500, respectively.  For the three and nine months ended September 30, 2009, we recognized equity-based compensation expense of approximately $4,300 and $15,100, respectively, related to the vesting of RSUs and the related tax benefit of approximately $1,330 and $4,700, respectively.  As of September 30, 2010, we had unearned compensation of approximately $25,800 relating to RSUs that will be amortized over a weighted-average period of approximately two years.

(13) Financial Information for Guarantor Subsidiaries and Non-Guarantor Subsidiaries

We conduct substantially all of our business through our domestic and foreign subsidiaries.  SGI’s obligations under the Credit Agreement, the 2016 Notes and the 2019 Notes are fully and unconditionally and jointly and severally guaranteed by Scientific Games Corporation (the “Parent Company”) and our 100%-owned domestic subsidiaries other than SGI (the “Guarantor Subsidiaries”).  The 2012 Notes and 2018 Notes are, and our Convertible Debentures were, fully and unconditionally and jointly and severally guaranteed by our 100%-owned domestic subsidiaries, including SGI.  The 2012 Notes, the 2018 Notes and the Convertible Debentures were issued by the Parent Company.

Presented below is condensed consolidating financial information for (1) the Parent Company, (2) SGI, (3) the 100%-owned Guarantor Subsidiaries and (4) the 100%-owned foreign subsidiaries and the non-100%-owned domestic and foreign subsidiaries (collectively, the “Non-Guarantor Subsidiaries”) as of September 30, 2010 and December 31, 2009 and for the three and nine months ended September 30, 2010 and 2009. The condensed consolidating financial information has been presented to show the nature of assets held, results of operations and cash flows of the Parent Company, SGI, the Guarantor Subsidiaries and the Non-Guarantor Subsidiaries assuming the guarantee structures of the Credit Agreement, the 2016 Notes, the 2019 Notes, the 2012 Notes, the Convertible Debentures and the 2018 Notes were in effect at the beginning of the periods presented.

The condensed consolidating financial information reflects the investments of the Parent Company in the Guarantor Subsidiaries and the Non-Guarantor Subsidiaries using the equity method of accounting.  Corporate interest and administrative expenses have not been allocated to the subsidiaries.

SCIENTIFIC GAMES CORPORATION AND SUBSIDIARIES

SUPPLEMENTAL CONDENSED CONSOLIDATING BALANCE SHEET

As of September 30, 2010

	Parent Company	SGI	Guarantor Subsidiaries	Non-Guarantor Subsidiaries	Eliminating Entries	Consolidated
Assets
Cash and cash equivalents	$132,208	$148	$—	$123,137	$(5,923)	$249,570
Accounts receivable, net	—	71,132	41,049	55,084	—	167,265
Inventories	—	32,686	15,772	26,399	—	74,857
Other current assets	19,333	11,924	11,840	18,290	—	61,387
Assets held for sale	—	—	62,464	33,386	(7,212)	88,638
Property and equipment, net	1,775	173,246	43,925	247,759	—	466,705
Investment in subsidiaries	663,745	743,529	—	273,920	(1,681,194)	—
Goodwill, net	—	273,656	78,843	413,857	—	766,356
Intangible assets, net	—	42,061	22,013	8,269	—	72,343
Intercompany balances	130,869	—	143,741	—	(274,610)	—
Other assets and investments	43,275	144,469	4,907	253,720	(6,100)	440,271
Total assets	$991,205	$ ,1,492,851	$424,554	$1,453,821	$(1,975,039)	$2,387,392

Liabilities and stockholders’ equity
Debt payments due within one year	$—	$6,280	$—	$2,121	$—	$8,401
Current liabilities	26,786	58,189	30,073	66,249	(5,934)	175,363
Liabilities held for sale	—	—	11,526	7,419	—	18,945
Long-term debt, excluding current	329,513	1,112,004	—	27,358	—	1,468,875
Other non-current liabilities	16,541	13,459	8,471	58,972	—	97,443
Intercompany balances	—	26,685	—	247,917	(274,602)	—
Stockholders’ equity	618,365	276,234	374,484	1,043,785	(1,694,503)	618,365
Total liabilities and stockholders’ equity	$991,205	$1,492,851	$424,554	$1,453,821	$(1,975,039)	$2,387,392

SCIENTIFIC GAMES CORPORATION AND SUBSIDIARIES

SUPPLEMENTAL CONDENSED CONSOLIDATING BALANCE SHEET

As of December 31, 2009

	Parent Company	SGI	Guarantor Subsidiaries	Non-Guarantor Subsidiaries	Eliminating Entries	Consolidated
Assets
Cash and cash equivalents	$147,220	$137	$—	$113,053	$(279)	$260,131
Accounts receivable, net	—	79,294	37,189	61,484	—	177,967
Inventories	—	30,511	15,017	28,412	—	73,940
Other current assets	26,303	12,612	12,114	18,559	—	69,588
Assets held for sale	—	—	70,962	27,352	(7,212)	91,102
Property and equipment, net	1,954	170,350	44,762	251,373	—	468,439
Investment in subsidiaries	468,405	562,537	—	218,540	(1,249,482)	—
Goodwill	—	273,656	74,183	424,893	—	772,732
Intangible assets	—	43,040	27,572	9,210	—	79,822
Intercompany balances	178,848	—	86,720	—	(265,568)	—
Other assets and investments	45,858	132,059	9,180	117,075	(6,101)	298,071
Total assets	$868,588	$1,304,196	$377,699	$1,269,951	$(1,528,642)	$2,291,792

Liabilities and stockholders’ equity
Debt payments due within one year	$9,731	$5,500	$—	$9,577	$—	$24,808
Current liabilities	30,271	44,327	35,614	70,357	(271)	180,298
Liabilities held for sale	—	—	10,943	9,154	—	20,097
Long-term debt, excluding current installments	187,075	1,079,807	—	75,373	—	1,342,255
Other non-current liabilities	21,753	12,488	9,721	60,608	6	104,576
Intercompany balances	—	25,911	—	239,666	(265,577)	—
Stockholders’ equity	619,758	136,163	321,421	805,216	(1,262,800)	619,758
Total liabilities and stockholders’ equity	$868,588	$1,304,196	$377,699	$1,269,951	$(1,528,642)	$2,291,792

SCIENTIFIC GAMES CORPORATION AND SUBSIDIARIES

SUPPLEMENTAL CONDENSED CONSOLIDATING STATEMENT OF INCOME

Three Months Ended September 30, 2010

	Parent Company	SGI	Guarantor Subsidiaries	Non- Guarantor Subsidiaries	Eliminating Entries	Consolidated

Operating revenues	$—	$89,522	$37,341	$94,673	$(475)	$221,061
Cost of instant tickets, cost of services and cost of sales (1)	—	27,826	54,030	51,502	(520)	132,838
Selling, general and administrative expenses	8,931	12,064	4,867	10,532	41	36,435
Write-down of assets held for sale	—	—	2,155	—	—	2,155
Employee termination costs	—	—	—	602		602
Depreciation and amortization	126	8,174	4,551	14,433	—	27,284
Operating (loss) income	(9,057)	41,458	(28,262)	17,604	4	21,747
Interest expense	3,502	21,118	6	(9)	—	24,617
Other expense (income)	(1,485)	38,548	(51,551)	678	4	(13,806)
Income (loss) before equity in income of subsidiaries, and income taxes	(11,074)	(18,208)	23,283	16,935	—	10,936
Equity in income of subsidiaries	15,338	17,574	—	—	(32,912)	—
Income tax expense	(4,440)	3	4,987	1,682	—	2,232
Net (loss) income	$8,704	$(637)	$18,296	$15,253	$(32,912)	$8,704

(1)          Exclusive of depreciation and amortization.

SCIENTIFIC GAMES CORPORATION AND SUBSIDIARIES

SUPPLEMENTAL CONDENSED CONSOLIDATING STATEMENT OF INCOME

Three Months Ended September 30, 2009

	Parent Company	SGI	Guarantor Subsidiaries	Non-Guarantor Subsidiaries	Eliminating Entries	Consolidated
Operating revenues	$—	$96,954	$34,334	$108,864	$(1,006)	$239,146
Cost of instant tickets, cost of services and cost of sales (1)	—	29,301	55,038	54,971	(1,024)	138,286
Selling, general and administrative expenses	12,211	13,014	3,931	9,689	16	38,861
Depreciation and amortization	172	9,347	8,031	14,499	—	32,049
Operating income (loss)	(12,383)	45,292	(32,666)	29,705	2	29,950
Interest expense	5,122	16,231	5	1,378	—	22,736
Other (income) expense	(879)	38,264	(58,879)	6,735	2	(14,757)
(Loss) income before equity in income of subsidiaries, and income taxes	(16,626)	(9,203)	26,208	21,592	—	21,971
Equity in income of subsidiaries	36,512	25,176	—	—	(61,688)	—
Income tax expense	4,780	2	4	2,079	—	6,865
Net income (loss)	$15,106	$15,971	$26,204	$19,513	$(61,688)	$15,106

(1)          Exclusive of depreciation and amortization.

SCIENTIFIC GAMES CORPORATION AND SUBSIDIARIES

SUPPLEMENTAL CONDENSED CONSOLIDATING STATEMENT OF INCOME

Nine Months Ended September 30, 2010

	Parent Company	SGI	Guarantor Subsidiaries	Non- Guarantor Subsidiaries	Eliminating Entries	Consolidated

Operating revenues	$—	$282,570	$95,232	$293,916	$(1,285)	$670,433
Cost of instant tickets, cost of services and cost of sales (1)	—	88,024	151,760	156,014	(1,337)	394,461
Selling, general and administrative expenses	32,506	40,189	13,035	29,740	73	115,543
Write-down of assets held for sale	—	—	8,029	—	—	8,029
Employee termination costs	—	—	—	602	—	602
Depreciation and amortization	372	24,822	13,698	43,125	—	82,017
Operating (loss) income	(32,878)	129,535	(91,290)	64,435	(21)	69,781
Interest expense	10,090	61,727	16	2,343	—	74,176
Other expense (income)	14,191	117,230	(159,647)	(2,436)	(21)	(30,683)
(Loss) income before equity in income of subsidiaries, and income taxes	(57,159)	(49,422)	68,341	64,528	—	26,288
Equity in income of subsidiaries	72,250	59,859	—	—	(132,109)	—
Income tax expense	5,843	24	4,997	6,176	—	17,040
Net income (loss)	$9,248	$10,413	$63,344	$58,352	$(132,109)	$9,248

(1)          Exclusive of depreciation and amortization.

SCIENTIFIC GAMES CORPORATION AND SUBSIDIARIES

SUPPLEMENTAL CONDENSED CONSOLIDATING STATEMENT OF INCOME

Nine Months Ended September 30, 2009

	Parent Company	SGI	Guarantor Subsidiaries	Non- Guarantor Subsidiaries	Eliminating Entries	Consolidated

Operating revenues	$—	$297,829	$97,726	$302,053	$(2,744)	$694,864
Cost of instant tickets, cost of services and cost of sales (1)	—	87,692	165,408	158,242	(2,766)	408,576
Selling, general and administrative expenses	41,250	37,504	11,394	29,303	28	119,479
Employee termination costs	1,346	1,546	433	595	—	3,920
Depreciation and amortization	517	26,996	24,874	41,066	—	93,453
Operating (loss) income	(43,113)	144,091	(104,383)	72,847	(6)	69,436
Interest expense	19,875	39,530	44	3,491	—	62,940
Other expense (income)	(29,193)	104,124	(133,543)	8,254	(7)	(50,365)
(Loss) income before equity in income of subsidiaries, and income taxes	(33,795)	437	29,116	61,102	1	56,861
Equity in income of subsidiaries	86,889	44,234	—	—	(131,123)	—
Income tax expense	42,832	(14)	126	3,655	—	46,599
Net (loss) income	$10,262	$44,685	$28,990	$57,447	$(131,122)	$10,262

(1)          Exclusive of depreciation and amortization.

SCIENTIFIC GAMES CORPORATION AND SUBSIDIARIES

SUPPLEMENTAL CONDENSED CONSOLIDATING STATEMENT OF CASH FLOWS

Nine Months Ended September 30, 2010

	Parent Company	SGI	Guarantor Subsidiaries	Non- Guarantor Subsidiaries	Eliminating Entries	Consolidated
Net cash provided by (used in) operating activities	$(20,614)	$63	$67,102	$96,664	$26	$143,241
Cash flows from investing activities:
Capital and wagering systems expenditures	(71)	(21,649)	(6,191)	(24,218)	—	(52,129)
Business acquisitions, net of cash acquired	—	—	(6,556)	(5,937)	—	(12,493)
Other assets and investments	(129,480)	(137,026)	(7,908)	(189,585)	309,778	(154,221)
Net cash provided by (used in) investing activities	(129,551)	(158,675)	(20,655)	(219,740)	309,778	(218,843)

Cash flows from financing activities:
Net proceeds (payments) on long-term debt	132,495	32,705	—	(52,417)	—	112,783
Net proceeds from stock issue	(2,067)	135,915	(10,279)	184,165	(309,801)	(2,067)
Purchase of treasury stock	(26,334)	—	—	—	—	(26,334)
Payment of financing fees	(6,042)	(6,927)	—	—	—	(12,969)
Other, principally intercompany balances	37,102	(3,130)	(43,335)	9,218	145	—
Net cash provided by (used in) financing activities	135,154	158,563	(53,614)	140,966	(309,656)	71,413

Effect of exchange rate changes on cash	—	60	(2)	(8,875)	(148)	(8,965)

Increase (decrease) in cash and cash equivalents	(15,011)	11	(7,169)	9,015	—	(13,154)
Cash and cash equivalents, beginning of period	147,220	137	(278)	113,052	—	260,131
Cash and cash equivalents of held for sale operations	—	—	1,524	1,069	—	2,593
Cash and cash equivalents, end of period	$132,209	$148	$(5,923)	$123,136	$—	$249,570

SCIENTIFIC GAMES CORPORATION AND SUBSIDIARIES

SUPPLEMENTAL CONDENSED CONSOLIDATING STATEMENT OF CASH FLOWS

Nine Months Ended September 30, 2009

	Parent Company	SGI	Guarantor Subsidiaries	Non- Guarantor Subsidiaries	Eliminating Entries	Consolidated
Net cash provided by (used in) operating activities	$(28,988)	$54,155	$73,462	$77,365	$—	$175,994
Cash flows from investing activities:
Capital and wagering systems expenditures	—	(22,016)	(5,384)	(26,605)	—	(54,005)
Business acquisitions, net of cash acquired	—	—	(897)	(88,556)	—	(89,453)
Other assets and investments	86	(143,961)	(12,461)	(239,747)	373,654	(22,429)
Net cash provided by (used in) investing activities	86	(165,977)	(18,742)	(354,908)	373,654	(165,887)

Cash flows from financing activities:
Net proceeds (payments) on long-term debt	(179,125)	213,726	—	41,425	—	76,026
Net proceeds from stock issue	2,191	(3,074)	139,989	236,739	(373,654)	2,191
Purchase of treasury stock	(5,539)	—	—	—	—	(5,539)
Payment of financing fees	—	(11,535)	—	—	—	(11,535)
Other, principally intercompany balances	281,515	(87,355)	(197,950)	3,790	—	—
Net cash provided by (used in) financing activities	99,042	111,762	(57,961)	281,954	(373,654)	61,143

Effect of exchange rate changes on cash	—	—	—	1,189	—	1,189

Increase (decrease) in cash and cash equivalents	70,140	(60)	(3,241)	5,600	—	72,439
Cash and cash equivalents, beginning of period	62,949	204	(1,528)	79,014	—	140,639
Cash and cash equivalents, end of period	$133,089	$144	$(4,769)	$84,614	$—	$213,078

(14) Assets and Liabilities Held for Sale

On October 5, 2010, we completed the sale of the Racing Business to Sportech Plc (“Sportech”) and certain of its affiliates pursuant to the purchase agreement dated as of January 27, 2010 (the “Purchase Agreement”).  Upon the closing of the transaction, we received approximately $33,000 in cash (subject to certain post-closing adjustments as specified in the Purchase Agreement) and 39,742 ordinary shares of Sportech stock (the “Consideration Shares”) representing approximately 20% of  Sportech’s outstanding shares as of the closing of the transaction.  The Consideration Shares were valued at approximately $26,300 based on the closing price of Sportech stock on October 4, 2010.  Sportech has agreed to make an additional cash payment to us on September 30, 2013 of approximately $10,000.  In addition, if the Racing Business, under Sportech’s ownership, achieves certain performance targets over the three-year period following the closing of the transaction, we will be entitled to an additional cash payment of up to $8,000.

In connection with the sale, as of September 30, 2010 we have classified the assets and liabilities of the Racing Business as held for sale.  In accordance with GAAP, the Company is required to adjust the net assets classified as held for sale to fair value, less estimated cost to sell. During the three month period ended September 30, 2010 we recorded a decrease in assets held for sale of $2,155 to decrease the carrying amount of the Racing Business to fair value, less cost to sell, of $69,693.

As of September 30, 2010 and December 31, 2009 assets held for sale consisted of:

	As of
	September 30,	December 31,
	2010	2009
Cash and cash equivalents	$2,369	$4,962
Accounts receivable, net	11,707	8,407
Inventories	2,768	2,002
Prepaid expenses, deposits and other current assets	2,547	3,806
Property and equipment, net	24,917	28,551
Intangibles assets, net	29,678	28,896
Other assets and investments	14,652	14,478
Total assets held for sale	$88,638	$91,102

As of September 30, 2010 and December 31, 2009 liabilities held for sale consisted of:

	September 30,	December 31,
	2010	2009
Accounts payable	$5,101	$6,416
Accrued liabilities	10,555	9,694
Deferred income taxes	738	134
Other long-term liabilities	2,551	3,853
Total liabilities held for sale	$18,945	$20,097

(15) Acquisitions

On April 19, 2010, the Company acquired certain assets of Sceptre Leisure Solutions Limited, including 751 server-based gaming terminals installed at approximately 240 locations in the U.K. and associated customer contracts, to increase the Company’s existing estate of gaming machines supplied and operated by licensed betting offices in the U.K. The purchase price for the assets was £3,800. The operating results derived from the acquired assets are included in the Diversified Gaming segment in our Consolidated Statement of Operations since the date of acquisition. The acquisition was not material to the Company’s operations.

On August 5, 2010, the Company acquired substantially all of the assets of GameLogic, a provider of interactive marketing services for the U.S. regulated gaming market, including GameLogic’s software for internet-based loyalty programs for lottery players as well as an extensive suite of interactive games and other related intellectual property. We also hired several key members from the GameLogic development and marketing teams. We have integrated the GameLogic assets with our existing Properties PlusTM business. The acquisition was not material to the Company’s operations.

Item 2. Management’s Discussion and Analysis of Financial Condition and Results of Operations

The following discussion addresses the results of operations of Scientific Games Corporation (together with its consolidated subsidiaries, “we,” “us,” “our” or the “Company” unless otherwise specified or the context otherwise requires), for the three and nine months ended September 30, 2010, compared to the corresponding periods in the prior year. This discussion should be read in conjunction with “Management’s Discussion and Analysis of Financial Condition and Results of Operations” for the fiscal year ended December 31, 2009 included in our 2009 Annual Report on Form 10-K.

The following Management’s Discussion and Analysis of Financial Condition and Results of Operations (“MD&A”) is intended to present a better understanding of our operations and current business environment.

Overview

We are a global leader in providing customized, end-to end gaming solutions to lottery and gaming organizations worldwide. Our integrated array of products and services include instant lottery games, lottery gaming systems, terminals and services, and internet applications, as well as server-based interactive gaming machines. We serve customers in approximately 50 countries. We also gain access to technology and pursue global expansion through strategic joint ventures and non-controlling interests.

We begin the MD&A with a discussion of significant factors that have recently impacted our results of operations, as well as certain trends, demands, commitments, events and uncertainties that have affected or may affect our financial and operating performance. For additional information, please refer to the Business and Risk Factors sections (and the Forward-Looking Statements disclosure) included in our 2009 Annual Report on Form 10-K and the Risk Factors section (and the Forward-Looking Statements disclosure) included herein. Certain statements in the MD&A and elsewhere in this Quarterly Report on Form 10-Q are considered forward-looking statements within the meaning of the Private Securities Litigation Reform Act of 1995.

We report our operations in three business segments: Printed Products Group; Lottery Systems Group; and Diversified Gaming Group. Our global instant ticket lottery games, inclusive of our licensed properties and internet-based services business, are included in our Printed Products Group. Our customized lottery gaming software, systems and equipment services and sales are included in our Lottery Systems Group. Our wide area gaming business is included in our Diversified Gaming Group. See “Segment Background” below for additional segment information.

In order to enhance the reader’s visibility into our revenue streams, for the three and nine months ended September 30, 2010 and for all prior periods included herein, we have segregated revenues related to our instant ticket fulfillment/services businesses from other service revenues. Revenue generated from our customized lottery software, systems and services, wide area gaming business and the Racing Business are categorized as “service revenues”. Revenue generated from our sales of phone cards, lottery systems and terminals, which we view as pure products sales that are typically non-recurring in nature and not subject to multi-year supply agreements, are categorized as “sales revenues”.

A number of events impacted our business and prospects in the third quarter of 2010, including the sale of the Racing Business, the commencement of our new joint venture in Italy, less than anticipated growth in China, the selection of our joint venture as the private manager for the Illinois Lottery, and deployment of the recently acquired GameLogic internet-based platform, which are described in more detail below.

We completed the sale of the Racing Business on October 5, 2010. In connection with the sale, as of September 30, 2010 we have classified the assets and liabilities of the Racing Business as “held for sale.” In accordance with GAAP, we adjusted the net assets classified as held for sale to fair value, less estimated cost to sell.

Based on third party data, total instant lottery retail sales in the U.S. have increased over 2% year-to-date compared to the same period in the prior year primarily due to the launch of lotteries in Arkansas and Puerto Rico in late 2009. We saw a corresponding increase in U.S. revenues for the same period in our Printed Products Group, primarily because of our success in maintaining our customer base and achieving new cooperative service program (“CSP”) contracts in Arkansas and Puerto Rico. We also continue to have success with MDI Entertainment, LLC (“MDI”), our leading provider of licensed games, promotional entertainment and internet services to the lottery industry. We also began deployment of the platform and assets acquired from GameLogic to launch a player loyalty program for the Montana lottery. Our Printed Products Group also saw improved margins during the third quarter due to production efficiencies.

Based on third party data, Lottery Systems customers’ retail sales in the U.S. decreased approximately 2% year-to-date over the same period in the prior year, due in part to lower jackpots in 2010. We saw a decrease in U.S. revenues for the same period in our Lottery Systems Group, primarily due to the loss of a number of our lottery contracts or renewal at less favorable pricing terms and/or with increased product and service requirements, and as a result of lower jackpots.

We believe we are at the end of an especially active contract renewal period. Given the renewal cycle of our contracts, we believe a relatively small percentage of our revenue will be expiring annually over the next few years. Currently, our weighted average contract duration is in excess of five years in each of our segments.

Our lottery products and services have been, and may continue to be, subject to intense price-based competition. Our strategy to counter-balance these industry trends includes selectively bidding on contracts on a basis that is consistent with our internal rate of return requirements, bundling value-added products and services (e.g., internet-based gaming, player tracking and second chance drawings) with our core lottery offerings and pursuing new marketing initiatives such as internet-based player loyalty programs and expanding distribution to “big box” stores and other retail outlets.

We currently derive approximately 50% of our annual revenues from our operations outside of the U.S. and we are affected by fluctuations in foreign currency exchange rates. The principal foreign currencies to which we have the most exposure are the British Pound Sterling and Euro. For the three months ended September 30, 2010, foreign currency exchange rate fluctuations decreased our revenues by approximately $4.0 million and increased our revenues for the nine months ended September 30, 2010 by approximately $4.4 million as compared to the same periods in the prior year.

Revenues from our Global Draw business declined in the third quarter as compared to the same period in the prior year, primarily due to re-pricings of contracts and a negative foreign exchange impact. We are focused on introducing new state of the art technology, continuing to grow our United Kingdom customer base and expanding internationally.

International revenues in our Printed Products Group also decreased in the third quarter primarily due to decreased instant ticket sales in Italy. We believe that the uncertainty relating to the results of the tender process for the Italian instant ticket lottery reduced the rate of instant ticket orders CLN made on behalf of the Italian lottery authority, which had an adverse effect on our results of operations in the first nine months of 2010 as compared to the same period in the prior year.

Our LNS joint venture recently commenced operations under the new concession to operate the Italian instant ticket lottery. Under our agreement with LNS, we will be the primary supplier of instant tickets to LNS, will participate in the profits or losses of LNS as a 20% equity owner and, subject to applicable limitations, will be entitled to receive annual cash dividends as well as periodic return of capital payments over the life of the new concession. In October 2010, we paid to LNS the final of two upfront payments associated with the new concession. The upfront fees associated with the new concession will be amortized by LNS (anticipated to be approximately €89 million per year of the new concession), which will reduce our equity in earnings of joint ventures. Our share of the amortization is expected to be approximately €18 million per year of the new concession on a pre-tax basis.

While increased competition from the proliferation of other forms of gaming in Italy may put pressure on the results of operations of LNS going forward, we believe LNS will be able to devote more attention on marketing and growing sales in Italy now that the uncertainty of the tender process is behind it. We believe we have already begun to see some of the benefits of the conclusion of the tender process as retail sales in Italy increased in both August and September. LNS is also working to expand its retailer base, which should positively impact sales.

In China, retail sales of the China Sports Lottery (“CSL”) instant tickets increased approximately 3.6% in the first nine months of 2010 compared to the first nine months of 2009, but decreased 5.3% in the third quarter of 2010 over the same period in 2009. The year-to-date increase was less than anticipated due in large part to increased competition from the China Welfare Lottery, including its higher price point instant tickets, and from competing sports wagering games during the World Cup in July 2010. Our focus is on accelerating growth in China through higher price point instant tickets, expansion of the retailer and validation network, the introduction of tickets with licensed brands, pursuit of additional distribution channels (e.g., mobile phones), as well as additional advertising. Given our performance in China relative to our expectations, we have concluded that we need to re-evaluate our strategy, a process we have already begun, and consider possibly realigning and bolstering our resources to better capitalize on the significant opportunity in China.

We continue to pursue growth through joint ventures as a means to, among other things, gain access to new and tactically important geographies, business opportunities and technical expertise, while simultaneously offering the potential for reducing capital requirements. These joint ventures currently include our LNS joint venture in Italy, our joint ventures in China, and Sciplay, our Internet-focused joint venture. Also, our newly formed joint venture, Northstar Lottery Group, was selected as the private manager for the Illinois Lottery for a ten-year term. The award is currently under protest.

Strategically, we intend to capitalize on trends that we see in the gaming industry. We believe many of the growth opportunities in the gaming industry will be in wide area gaming venues such as pubs, bars, restaurants, truck stops, betting shops and other easily accessible land-based venues, as well as via the Internet and other new media. We anticipate that the gaming industry will be increasingly characterized by demanding players who want the ability to play innovative games anytime and anywhere with one common electronic wallet, or account, to facilitate payment. Lotteries are experimenting with online product offerings, player tracking and internet-based player loyalty programs and we increasingly provide services to lotteries in support of other internet-based lottery initiatives such as second chance drawings. As such, we believe the industry will be increasingly characterized by convergence, or the interlinking of land-based and virtual (e.g., Internet) gaming technologies, networks and content. We also expect that regulators will have an increasingly important role in this convergence (often as sponsors and not just regulators). In addition, video lottery terminal (“VLT”) opportunities are opening up in other U.S. states, Canada and elsewhere through legislative actions or the passage of voter referendums.

We believe that we are well positioned to take advantage of these trends in light of our deep and long standing relationships with government-sponsored gaming entities and our ability to provide a full spectrum of interactive products in MDI, our licensed properties and internet services business. In addition, our Sciplay joint venture combines our gaming experience and government relationships with our partner’s content and technological expertise and has the potential to capitalize on these trends. Our ability to capitalize on these changes in the gaming industry will also depend in part on new business opportunities. Although the magnitude and timing are uncertain, we believe new business opportunities will grow as jurisdictions consider gaming tax revenues as a way to address significant budget shortfalls and fund public programs.

Segment Background

Printed Products Group

Our Printed Products Group is primarily comprised of our global instant lottery ticket and related services businesses, which include ticket design and manufacturing, as well as value-added services including game design, sales and marketing support, specialty games and promotions, inventory management and warehousing and fulfillment services. We also provide lotteries with customized partnerships, our CSPs, to help them efficiently and effectively manage and support their operations to achieve greater retail sales and lower operating costs. Our Printed Products Group includes MDI.

Lottery Systems Group

Our Lottery Systems Group is a leading provider of customized computer software, software support, equipment and data communication services to lotteries. We also provide lotteries with transaction processing software for the accounting and validation of both instant and online lottery games, point-of-sale terminals, central site computers, communications technology, and ongoing support and maintenance for these products. Central computer systems, terminals and associated software are typically provided in the U.S. through facilities management contracts where we deploy and operate the system on behalf of the lottery and internationally through outright sales, which often include a service and maintenance component. We are also the exclusive instant ticket validation network provider to the CSL.

Diversified Gaming Group

Our Diversified Gaming Group provides services and systems to private and public operators in the wide area gaming industry, including server-based gaming machines, VLTs and sports betting systems and services.

The Diversified Gaming Group includes Global Draw, a leading supplier of gaming machines, central monitoring systems and game content to licensed bookmakers, primarily in betting shops in the U.K. and increasingly outside the U.K. with deployments in Austria, Mexico, and the Caribbean, and Games Media, a supplier of gaming terminals and content to U.K. pub operators. The Diversified Gaming Group also includes our 29.4% equity interest in Roberts Communications Network, LLC (“RCN”), which provides communications services to racing and non-racing customers.

The Diversified Gaming Group also included the Racing Business prior to its sale on October 5, 2010. In connection with the sale of the Racing Business, as of September 30, 2010, we have classified the assets and liabilities of the Racing Business as held for sale.

Results of Operations

Three Months Ended September 30, 2010 Compared to Three Months Ended September 30, 2009

The following analysis compares the results of operations for the quarter ended September 30, 2010 to the results of operations for the quarter ended September 30, 2009.

Revenue Analysis

For the quarter ended September 30, 2010, total revenue was $221.1 million compared to $239.1 million for the quarter ended September 30, 2009, a decrease of $18.0 million, or 8%. Our instant ticket revenue for the quarter ended September 30, 2010 was $116.0 million compared to $117.7 million for the quarter ended September 30, 2009, a decrease of $1.7 million, or 1%. Our service revenue for the quarter ended September 30, 2010 was $92.8 million compared to $104.3 million for the quarter ended September 30, 2009, a decrease of $11.5 million, or 11%. Our sales revenue for the quarter ended September 30, 2010 was $12.3 million compared to $17.1 million for the quarter ended September 30, 2009, a decrease of $4.8 million, or 28%.

Printed Products

For the quarter ended September 30, 2010, instant ticket revenue was $116.0 million compared to $117.7 million for the quarter ended September 30, 2009, a decrease of $1.7 million, or 1%. The decrease was primarily attributable to a decline in volumes in the

U.S. of $2.0 million and lower international revenue from instant tickets of $5.6 million, which included lower sales of instant tickets to CLN of $1.6 million.  The decrease was partially offset by higher revenue from our U.S. and European CSP contracts of $3.5 million, which was predominantly attributable to our CSP contracts in Arkansas (effective September 2009) and Puerto Rico (effective December 2009), offset by our lost contract in Arizona (ended January 2010).  We also had higher revenue from MDI of $2.3 million.

Printed Products sales revenue for the quarter ended September 30, 2010 was $1.0 million compared to $3.0 million for the quarter ended September 30, 2009, a decrease of $2.0 million. The decrease was primarily due to a decline in phone card sales.

Lottery Systems

Lottery Systems service revenue for the quarter ended September 30, 2010 was $46.6 million compared to $52.3 million for the quarter ended September 30, 2009, a decrease of $5.7 million, or 11%. The decrease was primarily due to contract losses in New Hampshire (ended June 2010), Vermont (ended June 2010) and South Dakota (ended August 2009), resulting in lower revenue of approximately $2.5 million, less favorable pricing terms under two contracts resulting in a decline in revenue of $1.4 million, unfavorable foreign currency translation of $1.3 million and lower international revenue of $1.0 million.

Lottery Systems sales revenue for the quarter ended September 30, 2010 was $6.1 million compared to $13.1 million for the quarter ended September 30, 2009, a decrease of $7.0 million. The decrease was primarily due to a large customer order in 2009 that did not repeat in 2010.

Diversified Gaming

Diversified Gaming service revenue for the quarter ended September 30, 2010 was $46.2 million compared to $51.9 million for the quarter ended September 30, 2009, a decrease of $5.7 million, or 11%. The decrease was primarily due to lower wagering, or handle, in the Racing Business of $1.8 million, which included a negative foreign exchange impact of $1.0 million, and lower revenue from Global Draw of $3.1 million, which included a negative foreign exchange impact of $1.7 million.  The decline in revenue from Global Draw primarily related to lower revenue from our Austrian over-the-counter business of $1.3 million and lower revenue of $1.4 million from revised contract terms in the U.K., partially offset by higher revenue from new and existing business of $1.3 million.

Diversified Gaming sales revenue for the quarter ended September 30, 2010 was $5.1 million compared to $0.9 million for the quarter ended September 30, 2009, an increase of $4.2 million. The increase was primarily due to hardware sales from the Racing Business.

Cost of Revenue Analysis

For the quarter ended September 30, 2010, total cost of revenue was $132.8 million compared to $138.3 million for the quarter ended September 30, 2009, a decrease of $5.5 million, or 4%. Cost of instant tickets of $67.1 million for the quarter ended September 30, 2010 was $2.8 million or 4% lower than for the quarter ended September 30, 2009. Cost of services of $57.7 million for the quarter ended September 30, 2010 was $0.2 million lower than for the quarter ended September 30, 2009. Cost of sales of $8.0 million for the quarter ended September 30, 2010 was $2.5 million or 24% lower than for the quarter ended September 30, 2009.

Printed Products

Cost of instant tickets of $67.1 million for the quarter ended September 30, 2010 was $2.8 million or 4% lower than for the quarter ended September 30, 2009. The decrease was primarily attributable to lower volumes in the U.S. resulting in a decline in cost of $1.8 million and decreased international cost of instant tickets of $5.0 million.  The decrease was partially offset by increased costs from our U.S. and European CSP contracts of $1.6 million predominately related to our CSP contracts in Arkansas (effective September 2009) and Puerto Rico (effective December 2009), offset by our lost contract in Arizona (ended January 2010). We also had increased costs from MDI of $2.3 million.

Cost of sales of $1.0 million for the quarter ended September 30, 2010 was $1.2 million lower than cost of sales for the quarter ended September 30, 2009, primarily due to a decline in phone cards sales.

Lottery Systems

Cost of services of $26.5 million for the quarter ended September 30, 2010 was $0.3 million or 1% lower than for the quarter ended September 30, 2009.

Cost of sales of $4.1 million for the quarter ended September 30, 2010 was $3.7 million lower than for the quarter ended September 30, 2009. The decrease was primarily due to a decline in terminal sales resulting in lower costs of $4.5 million.  The decrease was partially offset by increased costs of $0.5 million from hardware sales in the U.S. and internationally.

Diversified Gaming

Cost of services of $31.3 million for the quarter ended September 30, 2010 was $0.1 million lower than for the quarter ended September 30, 2009.

Cost of sales of $3.0 million for the quarter ended September 30, 2010 was $2.4 million higher than for the quarter ended September 30, 2009, primarily due to an increase in hardware sales from the Racing Business.

Selling, General and Administrative Expense

Selling, general and administrative expense of $36.4 million for the quarter ended September 30, 2010 was $2.5 million or 6% lower than for the quarter ended September 30, 2009. The decrease was principally the result of lower stock-based compensation expense of $2.4 million.

Write Down of Assets Held for Sale

The write down of  assets held for sale of $2.2 million for the three months ended September 30, 2010 was the result of valuing the held for sale assets of the Racing Business at fair market value less the estimated cost to sell at September 30, 2010.

Depreciation and Amortization Expense

Depreciation and amortization expense of $27.3 million for the quarter ended September 30, 2010 decreased $4.7 million or 15% from the quarter ended September 30, 2009. The decrease was primarily due to the held for sale accounting treatment of the Racing Business resulting in a decline of depreciation of $4.2 million.

Other Expense (Income)

Interest expense of $24.6 million for the quarter ended September 30, 2010 increased $1.9 million or 8% from the quarter ended September 30, 2009. The increase was primarily attributable to increased borrowings from the 2019 Notes and our incremental term loan facility, partially offset by decreased borrowings due to the repurchase of debt during the second half of 2009 and a decline in LIBOR rates.

Equity in earnings of joint ventures for the quarter ended September 30, 2010 of $13.0 million decreased $1.1 million, or 8% from the quarter ended September 30, 2009. The decrease was primarily due to a lower equity in earnings of CLN of $0.4 million, and lower equity in earnings of CSG Lottery Technology (Beijing) Co. Ltd. of $0.6 million, partially offset by an increase in earnings of RCN of $0.2 million.

Loss on early extinguishment of debt of $2.2 million for the quarter ended September 30, 2010 was the result of the write- off of debt-related costs related to the purchase of $107.6 million in aggregate principal amount of the 2012 Notes.

Other income for the quarter ended September 30, 2010 of $3.0 million increased by $3.0 million from the quarter ended September 30, 2009. The increase was primarily due to the gain on foreign currency forward contracts related to the Italian instant ticket tender process of $3.2 million.

Income Tax Expense

Income tax expense was $2.2 million for the quarter ended September 30, 2010 compared to $6.9 million for the quarter ended September 30, 2009.  The effective income tax rates for the quarters ended September 30, 2010 and 2009 were 20.4% and 31.2%, respectively.  The effective tax rate for the quarter ended September 30, 2010 included the release of certain reserves related to the expiration of statutes of limitation for tax-related claims.

Nine Months Ended September 30, 2010 Compared to Nine Months Ended September 30, 2009

The following analysis compares the results of operations for the nine months ended September 30, 2010 to the results of operations for the nine months ended September 30, 2009.

Revenue Analysis

For the nine months ended September 30, 2010, total revenue was $670.4 million compared to $694.9 million for the nine months ended September 30, 2009, a decrease of $24.5 million, or 4%. Our instant ticket revenue for the nine months ended September 30, 2010 was $343.5 million compared to $340.6 million for the nine months ended September 30, 2009, an increase of $2.9 million, or 1%. Our service revenue for the nine months ended September 30, 2010 was $287.5 million compared to $310.0 million for the nine months ended September 30, 2009, a decrease of $22.5 million, or 7%. Our sales revenue for the nine months ended September 30, 2010 was $39.4 million compared to $44.2 million for the nine months ended September 30, 2009, a decrease of $4.8 million, or 11%.

Printed Products

For the nine months ended September 30, 2010, instant ticket revenue was $343.5 million compared to $340.6 million for the nine months ended September 30, 2009, an increase of $2.9 million, or 1%. The increase was primarily due to an increase in revenue of $7.5 million from our U.S. and European CSP contracts, predominantly attributable to our CSP contracts in Arkansas (effective September 2009) and Puerto Rico (effective December 2009), partially offset by our lost contracts in Ohio (ended June 2009) and Arizona (ended January 2010). In addition, revenue increased by $4.9 million due to the ramp up of a U.K. contract that changed to a percent of sales contract in the prior-year period. The impact of foreign exchange rates increased revenue by $5.2 million. The increase was partially offset by lower international sales of instant tickets of $8.4 million and lower sales of tickets to CLN of $6.8 million.

Printed Products sales revenue for the nine months ended September 30, 2010 was $6.6 million compared to $9.8 million for the nine months ended September 30, 2009, a decrease of $3.2 million. The decrease was primarily the result of a decline in phone card sales.

Lottery Systems

Lottery Systems service revenue for the nine months ended September 30, 2010 was $148.3 million compared to $159.4 million for the nine months ended September 30, 2009, a decrease of $11.1 million, or 7%. The decrease was primarily due to contract losses in West Virginia (ended June 2009), South Dakota (ended August 2009), Vermont (ended June 2010) and New Hampshire (ended June 2010), resulting in lower revenue of approximately $8.2 million, and lower international revenue of $3.4 million. The decrease was partially offset by higher instant ticket validation revenue from CSL of $0.8 million.

Lottery Systems sales revenue for the nine months ended September 30, 2010 was $24.5 million compared to $31.1 million for the nine months ended September 30, 2009, a decrease of $6.6 million, or 21%.  The decrease was primarily due to a decline in hardware sales outside the U.S. of $10.1 million as compared to the same period in 2009, partially offset by an increase in hardware sales in the U.S. of $3.1 million.

Diversified Gaming

Diversified Gaming service revenue for the nine months ended September 30, 2010 was $139.2 million compared to $150.6 million for the nine months ended September 30, 2009, a decrease of $11.4 million, or 8%. The decrease was primarily due to lower handle in the Racing Business of $5.9 million and lower revenue from Global Draw of $4.9 million, which included a foreign exchange benefit of $0.6 million. The decrease in revenue from Global Draw primarily related to lower revenue from our Austrian over-the-counter business of $3.8 million and lower revenue of $5.0 million from revised contract terms in the U.K.  The decreases were partially offset by higher revenue of $3.4 million from new business and higher sales to existing customers.

Diversified Gaming sales revenue for the nine months ended September 30, 2010 was $8.3 million compared to $3.4 million for the nine months ended September 30, 2009, an increase of $4.9 million.  The increase was primarily due to increased hardware and software sales from the Racing Business.

Cost of Revenue Analysis

Total cost of revenue of $394.5 million for the nine months ended September 30, 2010 was $14.1 million or 3% lower than for the nine months ended September 30, 2009.  Cost of instant ticket revenue of $199.3 million for the nine months ended September 30, 2010 was $3.3 million or 2% lower than for the nine months ended September 30, 2009. Cost of services of $167.3 million for the nine months ended September 30, 2010 was $7.8 million or 4% lower than for the nine months ended September 30, 2009. Cost of sales of $27.8 million for the nine months ended September 30, 2010 was $3.1 million or 10% lower than for the nine months ended September 30, 2009.

Printed Products

Cost of instant ticket revenue of $199.3 million for the nine months ended September 30, 2010 was $3.3 million lower than for the nine months ended September 30, 2009.   The decrease was primarily attributable to lower volumes in the U.S. resulting in a decline in cost of approximately $1.9 million, lower international cost of instant tickets of $6.6 million, including $2.6 million related to the decline in instant tickets sold to CLN, and higher costs related to our U.K. contract that changed to a percentage of sales in the prior year. The decrease was partially offset by increased costs from our CSP contracts of $1.8 million, predominately related to our CSP contracts in Arkansas (effective September 2009) and Puerto Rico (effective December 2009), offset by our lost contracts in Ohio (June 2009) and Arizona (January 2010).  The impact of foreign exchange rates increased costs by $4.1 million.

Cost of sales of $4.9 million for the nine months ended September 30, 2010 was $1.8 million lower than for the nine months ended September 30, 2009 primarily due to a decline in phone card sales.

Lottery Systems

Cost of services of $78.8 million for the nine months ended September 30, 2010 was $4.7 million or 6% lower than for the nine months ended September 30, 2009. The decrease was primarily due to the loss of our online lottery contracts in West Virginia (ended June 2009), South Dakota (ended August 2009), New Hampshire (ended June 2010) and Vermont (ended June 2010) resulting in lower costs of $2.1 million, lower costs resulting from the absence of dual telecommunications costs on the transition of the Pennsylvania contract from 2009 of $2.2 million and lower international costs of approximately $1.6 million.

Cost of sales of $17.7 million for the nine months ended September 30, 2010 was $4.3 million or 20% lower than for the nine months ended September 30, 2009, primarily due to lower international lottery hardware and software sales over the same period in 2009 resulting in lower costs of $6.8 million, partially offset by costs related to increased hardware sales of approximately $2.5 million in the U.S.

Diversified Gaming

Cost of services of $88.6 million for the nine months ended September 30, 2010 was $3.0 million or 3% lower than for the nine months ended September 30, 2009. The decrease was primarily due to lower costs associated with lower revenue from the Racing Business of $3.2 million.

Cost of sales of $5.2 million for the nine months ended September 30, 2010 was $3.1 million higher than for the nine months ended September 30, 2009 primarily due to an increase in hardware sales from the Racing Business.

Selling, General and Administrative Expense

Selling, general and administrative expense of $115.5 million for the nine months ended September 30, 2010 was $4.0 million or 3% lower than for the nine months ended September 30, 2009. The decrease was principally the result of lower stock-based compensation expense of $8.5 million, partially offset by professional fees related to the Italian instant ticket tender process of $1.8 million and higher expenses of MDI of $1.2 million.

Write-down of Assets Held for Sale

The write-down of assets held for sale of $8.0 million included in the nine months ended September 30, 2010 was the result of valuing the held for sale assets of the Racing Business at fair market value less the estimated costs to sell at September 30, 2010.

Depreciation and Amortization Expense

Depreciation and amortization expense of $82.0 million for the nine months ended September 30, 2010 decreased $11.5 million, or 12%, from the nine months ended September 30, 2009, primarily due to the held for sale accounting treatment of the Racing Business resulting in lower depreciation of $14.4 million, partially offset by higher depreciation from Global Draw of $1.6 million.

Other Expense (Income)

Interest expense of $74.2 million for the nine months ended September 30, 2010 increased $11.3 million or 18% from the nine months ended September 30, 2009. The increase was primarily attributable to increased borrowings from the 2019 Notes and our incremental term loan facility, partially offset by lower borrowings due to the repurchase of debt during the second half of 2009 and a decline in LIBOR rates.

Equity in earnings of joint ventures for the nine months ended September 30, 2010 of $42.5 million decreased $2.3 million, or 5% from the nine months ended September 30, 2010. The decrease was primarily due to lower equity in earnings of CLN of $2.6 million due to lower sales of instant lottery tickets by CLN combined with higher non-operating costs of the joint venture.

Loss on early extinguishment of debt of $2.2 million for the nine months ended September 30, 2010 was the result of the write off of debt-related costs related to the purchase of $107.6 million in aggregate principal amount of the 2012 Notes.

Other expense for the nine months ended September 30, 2010 of $9.6 million increased by $10.6 million from other income of $1.0 million reported for the nine months ended September 30, 2009. The increase was primarily due to the net loss on foreign currency forward contracts related to the Italian instant ticket tender process of $12.6 million.

Income Tax Expense

Income tax expense was $17.0 million for the nine months ended September 30, 2010 compared to $46.6 million for the nine months ended September 30, 2009.  The effective income tax rates for the nine months ended September 30, 2010 and 2009 were 64.8% and 82.0%, respectively. During the nine months ended September 30, 2009, we recorded a valuation allowance of $33.8 million against the U.S. deferred tax asset related to pre-2009 foreign tax credit carry forwards and this valuation allowance caused the effective tax rate for the nine months ended September 30, 2009 to be greater than the effective tax rate for the comparable current-year period. The effective tax rate for the nine months ended September 30, 2010 includes a valuation allowance of $11.8 million against certain U.S. state deferred tax assets. Our decision to reserve a portion of our state deferred tax assets was primarily due to a revised forecast of future state taxable income.

Critical Accounting Policies

There have been no material changes to our critical accounting policies from those discussed under the caption “Critical Accounting Policies” in “Item 7. Management’s Discussion and Analysis of Financial Condition and Results of Operations” in our 2009 Annual Report on Form 10-K.

Liquidity, Capital Resources and Working Capital

On September 22, 2010, we issued $250 million in aggregate principal amount of our 8.125% Senior Subordinated Notes due 2018 (the “2018 Notes”) at a price of 100% of the principal amount thereof in a private offering to qualified institutional buyers in accordance with Rule 144A under the Securities Act of 1933, as amended (the “Securities Act”), and to persons outside the United States under Regulation S under the Securities Act.  The 2018 Notes were issued pursuant to an indenture dated as of September 22, 2010 (the “2018 Indenture”) among the Company, the subsidiary guarantors party thereto and The Bank of Nova Scotia Trust Company of New York, as trustee.  The 2018 Notes bear interest at the rate of 8.125% per annum, which accrues from September 22, 2010 and is payable semiannually in arrears on March 15 and September 15 of each year, commencing on March 15, 2011. The 2018 Notes mature on September 15, 2018, unless earlier redeemed or repurchased, and are subject to the terms and conditions set forth in the 2018 Indenture.

We may redeem some or all of the 2018 Notes at any time prior to September 15, 2014 at a price equal to 100% of the principal amount thereof plus accrued and unpaid interest, if any, to the date of redemption plus a “make whole” premium. We may redeem some or all of the 2018 Notes for cash at any time on or after September 15, 2014 at the prices specified in the 2018 Indenture. In addition, at any time on or prior to September 15, 2013, we may redeem up to 35% of the initially outstanding aggregate principal amount of the 2018 Notes at a redemption price of 108.125% of the principal amount thereof, plus accrued and unpaid interest, if any, to the date of redemption, with the net cash proceeds from one or more equity offerings of us. Additionally, if a holder of 2018 Notes is required to be licensed, qualified or found suitable under any applicable gaming laws or regulations and that holder does not become so licensed or qualified or is not found to be suitable, then we will have the right subject to certain notice provisions set forth in the 2018 Indenture, (1) to require that holder to dispose of all or a portion of those 2018 Notes or (2) to redeem the 2018 Notes of that holder at a redemption price calculated as set forth in the 2018 Indenture. If we experience a change in control, as defined in the 2018 Indenture, or we or any of our restricted subsidiaries sells certain of our or its assets, then we must offer to repurchase the 2018 Notes on the terms set forth in the 2018 Indenture.

The 2018 Notes are subordinated to all of our existing and future senior debt, including our guarantee of the indebtedness of our subsidiary, Scientific Games International, Inc. (“SGI”), under its credit facilities, will rank equally with all of our existing and future senior subordinated debt, including our 6.25% senior subordinated notes due 2012 (the “2012 Notes”), our guarantee of SGI’s 7.875% senior subordinated notes due 2016 (the “2016 Notes”), and our guarantee of SGI’s 9.25% senior subordinated notes due 2019 (the “2019 Notes”), and will rank senior to all of our future debt that is expressly subordinated to the 2018 Notes. The 2018 Notes will be guaranteed on a senior subordinated unsecured basis by all of our wholly owned domestic subsidiaries. The guarantees of the 2018 Notes will be subordinated to all of the guarantors’ existing and future senior debt, including, in the case of SGI, indebtedness under its credit facilities and, in the case of each of the other guarantors, their guarantees of SGI’s indebtedness under its credit facilities, will rank equally with all of their existing and future senior subordinated debt, including, in the case of SGI, the 2016 Notes and the 2019 Notes and its guarantee of the 2012 Notes, and, in the case of the other guarantors, their guarantees of the 2012 Notes, the 2016 Notes and the 2019 Notes, and will rank senior to all of their future debt that is expressly subordinated to the guarantees of the 2018 Notes. The 2018 Notes will be structurally subordinated to all of the liabilities of our non-guarantor subsidiaries.

The 2018 Indenture contains certain covenants that, among other things, limit our ability, and the ability of certain of our subsidiaries, to incur additional indebtedness, pay dividends or make distributions or certain other restricted payments, purchase or redeem capital stock, make investments or extend credit, engage in certain transactions with affiliates, engage in sale-leaseback transactions, consummate certain assets sales, effect a consolidation or merger, or sell, transfer, lease or otherwise dispose of all or substantially all assets, or create certain liens and other encumbrances on assets.

The 2018 Indenture contains events of default customary for agreements of its type (with customary grace periods, as applicable) and provides that, upon the occurrence of an event of default arising from certain events of bankruptcy or insolvency with respect to us, all outstanding 2018 Notes will become due and payable immediately without further action or notice. If any other type of event of default occurs and is continuing, then the trustee or the holders of at least 25% in principal amount of the then outstanding 2018 Notes may declare all the 2018 Notes to be due and payable immediately.

On October 6, 2010, we completed a tender offer pursuant to which we purchased $107.6 million in aggregate principal amount of the 2012 Notes, including $107.6 million aggregate principal amount purchased as of September 30, 2010. In connection with the tender offer, we completed a consent solicitation under which tendering holders consented to proposed amendments to the indenture relating to the 2012 Notes to eliminate substantially all restrictive covenants and certain default provisions in the indenture governing the 2012 Notes.  Following the tender offer, $79.5 million in aggregate principal amount of the 2012 Notes remains outstanding.

On June 17, 2010, we entered into a first incremental amendment to our credit agreement, dated as of June 9, 2008 (as amended, the “Credit Agreement”) among SGI, as borrower, the Company, as guarantor, certain of our subsidiaries party thereto, as subsidiary guarantors, the lenders party thereto and JPMorgan Chase Bank, N.A. (“JPMorgan”), as administrative agent.  Pursuant to the amendment, several lenders provided an aggregate principal amount of $78.0 million of senior secured term loans to SGI under a new incremental term loan facility pursuant to the Credit Agreement. The incremental term loan facility is, in all material respects, subject to the same terms and conditions as SGI’s existing term loan facility under the Credit Agreement.

In February 2010, we entered into certain amendments to the Credit Agreement in order to revise certain financial covenants and provide us with additional operating and financing flexibility so that we could execute pending and future strategic initiatives, including participation in the tender process for the Italian instant ticket concession, the sale of the Racing Business and our strategic transactions with Playtech. For additional information regarding the amendments we entered into in February 2010, please refer to our Current Report on Form 8-K filed on February 19, 2010.

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

As of September 30, 2010, we had approximately $150.8 million available for additional borrowing or letter of credit issuances under our revolving credit facility under the Credit Agreement. There were no borrowings and $56.5 million in outstanding letters of credit under our revolving credit facility as of September 30, 2010. Our ability to borrow under the Credit Agreement will depend on us remaining in compliance with the limitations imposed by our lenders, including the maintenance of our financial ratios and covenants.

On May 13, 2010, the members of CLN, our consortium that operated the Gratta e Vinci instant ticket lottery in Italy since 2004, were awarded a new concession to operate the instant ticket lottery upon the termination of CLN’s concession on September 30, 2010. Our bidding group formed and capitalized a new vehicle, LNS, to hold the concession. LNS is responsible for upfront fees associated with the new concession totaling €800.0 million. We are responsible for our pro rata share of this amount, or €160.0 million, of which €104.0 million was paid to LNS during the second quarter of 2010 and €56.0 million was paid to LNS in October 2010. We incurred additional debt in 2009 and entered into amendments to our Credit Agreement in February 2010 in part to provide us with sufficient liquidity to make these upfront payments.

Our contractual obligations and commercial commitments as of September 30, 2010 principally included obligations associated with our outstanding indebtedness and future minimum operating lease obligations, as set forth in the table below:

	Cash Payments Due By Period
	In thousands
		Within	Within	Within	After
	Total	1 Year	2-3 Years	4-5 Years	5 Years
Long-term debt, 6.25% notes (1)	$79,513	—	79,513	—	—
Long-term debt, 7.875% notes (1)	200,000	—	—	—	200,000
Long-term debt, 8.125% notes (1)	250,000	—	—	—	250,000
Long-term debt, 9.25% notes (1)	350,000	—	—	—	350,000
Long-term debt, term loan (1)	573,860	6,280	567,580	—	—
Global Draw promissory notes	987	987	—	—	—
Unsecured borrowings denominated in RMB (1)	26,668	—	26,668	—	—
Other long-term debt	1,824	1,134	688	2	—
Interest expense (2)	625,341	98,235	191,097	141,853	194,156
Italian joint venture payment (3)	76,350	76,350	—	—	—
Contractual capital requirements	3,132	3,132	—	—	—
SERP payout (4)	5,936	2,968	2,968	—	—
Operating leases	98,110	32,490	27,450	22,830	15,340
Other liabilities (5)	28,362	6,211	8,077	6,030	8,044
Total contractual obligations	$2,320,083	227,787	904,041	170,715	1,017,540

(1)                                 Refer to Note 8 of our Notes to Consolidated Financial Statements in our 2009 Annual Report on Form 10-K and Note 6 of our Notes to Consolidated Financial Statements included herein for information regarding long-term and other debt.

(2)                                 Based on rates in effect at September 30, 2010.

(3)                                 Paid in October 2010.

(4)                                 See Note 13 of our Notes to Consolidated Financial Statements in our 2009 Annual Report on Form 10-K.

(5)                                 We have excluded approximately $13.2 million of pension plan liabilities, deferred compensation liabilities of approximately $2.6 million and the liability for uncertain tax positions of $6.1 million at September 30, 2010. Due to the high degree of uncertainty regarding the timing of potential future cash flows associated with these liabilities, we are unable to make a reasonably reliable estimate of the amount and period in which these liabilities might be paid.

Our online Lottery Systems service contracts require us to, among other things, maintain the central computing system and related hardware in efficient working order, provide added software functionality upon request, provide on-site computer operators, and furnish necessary supplies.  Historically, the revenues we derive from our Lottery Systems service contracts have generally exceeded the direct costs associated with fulfilling our obligations thereunder. In addition, through advancements in technology, we are periodically deploying more efficient and cost effective methods for manufacturing and delivering our products and services to our customers. We expect that technological efficiencies will continue to positively impact our operating results. As part of our remaining contractual obligation with CSL, we currently have approximately $0.5 million in cash flow payments owed on outstanding purchase orders for instant ticket validation machines. In addition, there are approximately 5,000 machines yet to be ordered, which we expect to cost approximately $2.6 million. We expect to fulfill the majority of this obligation during 2011. We are not party to any other material short-term or long-term obligations or commitments pursuant to these service contracts.

Periodically, we bid on new online lottery contracts. Once awarded, these contracts generally require significant up-front capital expenditures for terminal assembly, customization of software, software and equipment installation and telecommunications configuration. Historically, we have funded these up-front costs through cash flows generated from operations, available cash on hand and borrowings under our credit facilities. Our ability to continue to procure new contracts will depend on, among other things, our then present liquidity levels and/or our ability to borrow at commercially acceptable rates to finance the initial up-front costs. The actual level of capital expenditures will ultimately largely depend on the extent to which we are successful in winning new contracts. Periodically, we elect to upgrade the technological capabilities of older terminals and replace terminals that have exhausted their useful lives. Servicing our installed terminal base requires that we maintain a supply of parts and accessories on hand. We are also required, contractually in some cases, to provide spare parts over an extended period of time, principally in connection with our systems and terminal sale transactions. To meet our contractual obligations and maintain sufficient levels of on-hand inventory to service our installed base, we purchase inventory on an as-needed basis. We presently have no inventory purchase obligations, other than in the ordinary course of business.

As of September 30, 2010, our available cash and borrowing capacity totaled $400.4 million compared to $428.1million as of December 31, 2009. The amount of our available cash fluctuates principally based on the timing of collections from our customers, cash expenditures associated with new and existing online lottery systems service and pari-mutuel and fixed odds wagering contracts, borrowings or repayments under our credit facilities and changes in our working capital position.

On June 1, 2010, the remaining $9.9 million of aggregate principal amount of the Convertible Debentures was repurchased or redeemed at par. In connection with the repurchase and redemption, we unwound the corresponding remaining portion of the bond hedge and warrant option.

During the third quarter, we repurchased 851 shares of our Class A common stock under our previously announced repurchase program for approximately $8.1 million.

A substantial portion of our long-term indebtedness may accelerate and become due on February 7, 2011 unless the approximately £0.6 million remaining portion of the Global Draw Promissory Notes is no longer outstanding or our available liquidity exceeds the aggregate principal amount of such notes then outstanding plus $50.0 million.

A substantial portion of our long-term indebtedness may accelerate and become due in September 15, 2012 unless the remaining $79.5 million in aggregate principal amount of the 2012 Notes are refinanced, redeemed or defeased on or prior to such date or our available liquidity on such date exceeds the aggregate principal amount of such notes then outstanding plus $50.0 million.

We expect that we will be able to satisfy the conditions described above and thereby prevent the acceleration of such indebtedness. However, there can be no assurance that we will be able to satisfy those conditions or to repay any accelerated indebtedness under the Credit Agreement, or to repay any remaining amount due under the Global Draw Promissory Notes in 2011 or the 2012 Notes in 2012.

The $27.7 million decrease in our available cash and borrowing capacity from the December 31, 2009 level principally reflects the net cash provided by operating activities for the nine months ended September 30, 2010 of $143.2 million and $112.8 million of debt issuance net of debt repayments, offset by $78.5 million of capital and wagering expenditures and other intangible assets and software expenditures, $126.8 million investment in LNS, $26.3 million of stock repurchases and $9.0 million from the impact of foreign exchange rates. The $143.2 million of net cash provided by operating activities is derived from approximately $128.2 million of net cash provided by operations and approximately $15.0 million from changes in working capital. The working capital changes occurred principally from decreases in accounts receivable, offset by increases in inventories and decreases in accounts payable and other current liabilities. Capital expenditures were $6.9 million in the nine months ended September 30, 2010 compared to $9.1 million in the corresponding period in 2009. Wagering system expenditures totaled $45.2 million in the nine months ended September 30, 2010 compared to $44.9 million in the corresponding period in 2009, and consisted primarily of our lottery contract in Indiana, lottery terminals for China and server-based gaming terminals related to Global Draw’s contracts with its customers. Other intangible assets and software expenditures of $26.3 million during the nine months ended September 30, 2010 consisted primarily of licensed properties, our lottery contract in Indiana and gaming contracts related to Global Draw. Cash flow from financing activities principally reflects the borrowings under the incremental term loan facility under the Credit Agreement, borrowings and repayments of our loans denominated in Chinese Renminbi Yuan, repayments of substantially all of the outstanding debt under the Global Draw Promissory Notes, repurchase or redemption of the Convertible Debentures and payments of financing fees.

We believe that our cash flow from operations, available cash and available borrowing capacity under the Credit Agreement will be sufficient to meet our liquidity needs, including anticipated capital expenditures, for the foreseeable future; however, there can be no assurance that this will be the case. Our contracts periodically renew and there can be no assurance that we will be successful in sustaining our cash flow from operations through renewal of our existing contracts or through the addition of new contracts. In addition, lottery customers in the United States generally require service providers to provide performance bonds in connection with each state contract. Our ability to obtain performance bonds on commercially reasonable terms is subject to prevailing market conditions, which may be impacted by economic and political events. Although we have not experienced difficulty in obtaining such bonds, there can be no assurance that we will continue to be able to obtain performance bonds on commercially reasonable terms or at all. If we need to refinance all or part of our indebtedness, on or before maturity, or provide letters of credit or cash in lieu of performance bonds, there can be no assurance that we will be able to obtain new financing or to refinance any of our indebtedness, on commercially reasonable terms or at all.

Item 3.  Quantitative and Qualitative Disclosures about Market Risk

In the normal course of business, we are exposed to fluctuations in interest rates and equity market risks as we seek debt and equity capital to sustain our operations. At September 30, 2010, approximately 68% of our indebtedness was in fixed-rate instruments. The following table provides information about our financial instruments that are sensitive to changes in interest rates. The table presents principal cash flows and related weighted-average interest rates by expected maturity dates.  (See “Item 2 - Management’s Discussion and Analysis of Financial Condition and Results of Operations - Liquidity, Capital Resources and Working Capital” for additional information about our financial instruments.)

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

Principal Amount by Expected Maturity — Average Interest Rate

September 30, 2010

(Dollars in thousands)

	As of September 30
	2011	2012	2013	2014	2015	Thereafter	Total	FMV
Debt at fixed interest rates	$2,149	2,110	204,701	32	2	800,000	1,008,994	1,037,205
Weighted-average interest rates	4.6%	4.6%	6.3%	5.0%	5.0%	8.6%	8.1%

Debt at variable interest rates	$6,280	6,280	461,300	—	—	—	473,860	476,229
Weighted-average interest rates	3.6%	3.6%	3.6%	0.0%	0.0%	0.0%	3.6%

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

There were no changes in our internal control over financial reporting during the quarter ended September 30, 2010 that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

PART II.  OTHER INFORMATION

Item 1A. Risk Factors

There have been no material changes in our risk factors from those disclosed in Part I, Item 1A to our Annual Report on Form 10-K for the year ended December 31, 2009, other than as set forth below, which risk factors should be read in conjunction with the other risk factors disclosed in our Form 10-K.

We have foreign operations, which subject us to additional risks.

We are a global business and derive a substantial and growing portion of our revenue and profits from operations outside the U.S. In the year ended December 31, 2009, we derived approximately 50% of our total revenue from our operations outside the U.S. Our operations in foreign jurisdictions subject us to risks customarily associated with such operations, including:

•      the complexity of foreign laws, regulations and markets;

•      the impact of foreign labor laws and disputes;

•      other economic, tax and regulatory policies of local governments; and

•      the ability to attract and retain key personnel in foreign jurisdictions.

Additionally, foreign taxes paid by our foreign subsidiaries and joint ventures on their earnings may not be recovered against our U.S. tax liability. At December 31, 2009, we had a deferred tax asset for our foreign tax credit (“FTC”) carry forward of approximately $54.8 million. Although we will continue to explore tax planning strategies to use all of our FTC, at December 31, 2009, we established a valuation allowance of approximately $43.7 million against the FTC deferred tax asset to reduce the asset to the net amount our management estimates is “more likely than not” to be realized.

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

In particular, our investment in CLN and LNS (which succeeded CLN as the holder of the concession to operate the instant ticket lottery in Italy beginning on October 1, 2010), is a minority investment in a joint venture whose largest equity holder is Lottomatica Group S.p.A., an Italian entity, and we do not control decisions relating to the governance of the joint venture.

Through our joint ventures and wholly owned foreign enterprises, we have lottery-related investments and business operations in China, from which we expect to derive a growing portion of income. Our business and results of operations in China are subject to a number of risks, including risks relating to competition in China, our ability to finance our China operations, the complex regulatory environment in China, the political climate in China, the Chinese economy and our joint venture and other business partners in China. Two of our joint ventures are with locally based state-owned enterprises, which can potentially heighten the joint venture-related risks described above relating to inconsistency of business interests and disputes.

We anticipate that continued lottery-related growth in China depends in part of sustained demand for lottery tickets at higher price points, as well as continued expansion of the retailer network and optimization of retailer inventories. There can be no assurance that lottery ticket demand will be sustained at higher price points, and we cannot predict the rate of retailer expansion or the extent of inventory optimization.

We believe that our operations in China are in compliance with all applicable legal and regulatory requirements. However, there can be no assurance that legal and regulatory requirements in China will not change or that China’s central or local governments will not impose new, stricter regulations or interpretations of existing regulations that would impose additional costs on our operations in China or even restrict or prohibit such operations. For example, comprehensive legislation regulating competition took effect on August 1, 2008. This law, among other things, prohibits certain types of agreements (unless they fall within specified exemptions) and certain behavior classified as abuse of dominant market position or intellectual property rights. Additionally, new lottery regulations providing for enhanced supervision of the lottery industry in China became effective on July 1, 2009. Although we do not believe these laws and regulations will have a material adverse effect on our results of operations, we cannot predict with certainty what impact such laws and regulations (or implementing rules or enforcement policy) will have on our business in China.

We may not realize the operating efficiencies, competitive position or financial results that we anticipate from our investments in foreign jurisdictions and our failure to effectively manage the foregoing risks associated with our operations in foreign jurisdictions could have a material adverse effect on our results of operations, business or prospects.

Our Credit Agreement and the indentures governing the 2019 Notes, 2018 Notes and the 2016 Notes impose certain restrictions. Failure to comply with any of these restrictions could result in the acceleration of our indebtedness. Were this to occur, we would not have sufficient cash to pay our accelerated indebtedness.

The operating and financial restrictions and covenants in our debt agreements, including the credit facilities and the indentures governing the 2019 Notes, 2018 Notes and the 2016 Notes, may adversely affect our ability to finance future operations or capital needs or to engage in new business activities. The credit facilities and/or the indentures will restrict our ability to, among other things:

•      declare dividends or redeem or repurchase capital stock;

•      prepay, redeem or purchase other debt;

•      incur liens;

•      make loans, guarantees, acquisitions and investments;

•      incur additional indebtedness or issue preferred stock;

•      engage in sale and leaseback transactions;

•      amend or otherwise alter debt and other material agreements;

•      make capital expenditures;

•      engage in mergers, acquisitions or asset sales;

•      transact with affiliates; and

•      aler the business we conduct.

In addition, our Credit Agreement requires us to maintain certain financial ratios. As a result of these covenants, we will be limited in the manner in which we can conduct our business, and may be unable to engage in favorable business activities or finance future operations or capital needs. Accordingly, these restrictions may limit our ability to successfully operate our business. A failure to comply with the restrictions contained in the Credit Agreement or the indentures, or to maintain the financial ratios required by the Credit Agreement, could lead to an event of default which could result in an acceleration of the indebtedness.

There can be no assurance that our future operating results will be sufficient to enable compliance with the covenants in the Credit Agreement, the indentures or other indebtedness or to remedy any such default. In addition, in the event of an acceleration, we may not have or be able to obtain sufficient funds to make any accelerated payments.

We are a minority equity holder in CLN and LNS and do not control distributions of their cash.

We are a 20% equity owner in CLN and LNS (which succeeded CLN as the holder of the concession to operate the instant ticket lottery in Italy beginning on October 1, 2010). Our investment in CLN resulted in a significant portion of our income in 2009. For the year ended December 31, 2009, we recorded equity in net income of approximately $49.7 million attributable to our interest in CLN. Our investments in CLN and LNS are minority investments and we do not control decisions relating to the distribution of their cash earnings. Lottomatica Group S.p.A., which owns one of our principal competitors, has the majority interest in CLN and LNS. If CLN or LNS does not distribute earnings to its equity holders, we may record significant income attributable to our interest but will not receive commensurate cash flow.

We are heavily dependent on our ability to renew our long-term contracts with our customers and we could lose substantial revenue and profits if we are unable to renew certain of our contracts.

Generally, our contracts are for initial terms of one to five years, with optional renewal periods held by the customer. Upon the expiration of a contract, including any extensions thereof, new contracts may be awarded through a competitive bidding process. Since late 2007, the lottery authorities in South Carolina, West Virginia, South Dakota, New Hampshire and Vermont have awarded new online lottery contracts to our competitors. Our revenue from our online contracts in these states represented approximately $23.0 million, or approximately 2%, of our total 2008 revenue.

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

We believe that the uncertainty related to the results of the tender process in Italy has reduced the rate of instant ticket orders CLN has made on behalf of the Italian lottery authority, which has had an adverse effect on CLN’s results of operations for the first nine months of 2010.

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

At September 30, 2010, the Company had total U.S. deferred tax assets (net of indefinite long lived assets and foreign tax credit carry forwards) of $104.5 million.

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

In the U.S. and many other countries, lotteries and other forms of wagering must be expressly authorized by law. Once authorized, such activities are subject to extensive and evolving governmental regulation. Moreover, such gaming regulatory requirements vary from jurisdiction to jurisdiction. Therefore, we are subject to a wide range of complex gaming laws and regulations in the jurisdictions in which we are licensed. Most jurisdictions require that we be licensed, that our key personnel and certain of our security holders be found suitable or be licensed, and that our products be reviewed and approved before placement. If a license, approval or finding of suitability is required by a regulatory authority and we fail to seek or do not receive the necessary approval, license or finding of suitability, then we may be prohibited from distributing our products for use in the particular jurisdiction. While in the past we have been the subject of enforcement proceedings instituted by one or more regulatory bodies, we have been able to consensually resolve any such proceedings upon the implementation of remedial measures and/or the payment of settlements of monetary fines to such bodies. However, there can be no assurance that similar proceedings in the future will be similarly resolved, or that such proceedings will not have a material adverse impact on our ability to retain and renew existing licenses or to obtain new licenses in other jurisdictions.

The regulatory environment in any particular jurisdiction may change in the future, and any such change could have a material adverse effect on our results of operations, business or prospects. Moreover, there can be no assurance that the operation of lotteries, video gaming machines, Internet gaming or other forms of lottery or wagering systems will be approved by additional jurisdictions or that those jurisdictions in which these activities are currently permitted will continue to permit such activities. Although we believe that we have developed procedures and policies designed to comply with the requirements of evolving laws, there can be no assurance that law enforcement or gaming regulatory authorities will not seek to restrict our business in their jurisdictions or even institute enforcement proceedings.

Moreover, in addition to the risk of an enforcement action, we also potentially risk an impact on our reputation in the event of any potential legal or regulatory investigation whether or not we are ultimately accused of or found to have committed any violation. We are required to obtain and maintain licenses from various jurisdictions in order to operate certain aspects of our business and we are subject to extensive background investigations and suitability standards in our lottery business. We also will become subject to regulation in any other jurisdiction where our customers operate in the future. There can be no assurance that we will be able to obtain new licenses or renew any of our existing licenses, or that if such licenses are obtained, that such licenses will not be conditioned, suspended or revoked, and the loss, denial or non-renewal of any of our licenses could have a material adverse effect on our results of operations, business or prospects. Lottery authorities generally conduct background investigations of the winning vendor and its employees prior to and after the award of a lottery contract. Generally, regulatory authorities have broad discretion when granting, renewing or revoking these approvals and licenses. Lottery authorities with which we do business may require the removal of any of our employees deemed to be unsuitable and are generally empowered to disqualify us from receiving a lottery contract or operating a lottery system as a result of any such investigation. Our failure, or the failure of any of our key personnel, systems or machines, in obtaining or retaining a required license or approval in one jurisdiction could negatively impact our ability (or the ability of any of our key personnel, systems or gaming machines) to obtain or retain required licenses and approvals in other jurisdictions. The failure to obtain or retain a required license or approval in any jurisdiction would decrease the geographic areas where we may operate and generate revenues, decrease our share in the gaming industry and put us at a disadvantage compared with our competitors.

Some jurisdictions also require extensive personal and financial disclosure and background checks from persons and entities beneficially owning a specified percentage (typically 5% or more) of our equity securities. The failure of these beneficial owners to submit to such background checks and provide required disclosure could jeopardize the award of a lottery contract to us or provide grounds for termination of an existing lottery contract. Additional restrictions are often imposed by international jurisdictions in which we market our lottery systems on foreign corporations, such as us, seeking to do business in such jurisdictions. In light of these regulations and the potential impact on our business, in 2007, our Board of Directors and our stockholders adopted an amendment to our restated certificate of incorporation that allows for the restriction of stock ownership by persons or entities who fail to comply with informational or other regulatory requirements under applicable gaming law, who are found unsuitable to hold our stock by gaming authorities or whose stock ownership adversely affect our ability to obtain, maintain, renew or qualify for a license, contract, franchise or other regulatory approval from a gaming authority. The licensing procedures and background investigations of the authorities that regulate our businesses and the amendment may inhibit potential investors from becoming significant stockholders or inhibit existing stockholders from retaining or increasing their ownership.

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

These joint ventures and strategic investments currently include our CLN joint venture, our LNS joint venture (which succeeded CLN as the holder of the concession to operate the instant ticket lottery in Italy beginning on October 1, 2010), our joint ventures in China, our Northstar joint venture and our minority interest in RCN, as well as our joint ventures with Playtech to deliver Internet gaming solutions to government-sponsored and other lotteries and certain other gaming operators under the brand name Sciplay. In addition, we have entered into other strategic agreements with Playtech relating to gaming machines, VLTs and systems development that contemplate our use of and reliance on Playtech’s technology. We cannot assure you that we will be able to successfully develop and market Internet and land-based gaming products under our agreements with Playtech.

We may not realize the anticipated benefits of these joint ventures, investments and other strategic relationships or others that we may enter into, or may not realize them in the timeframe expected. These arrangements pose significant risks that could have a negative effect on our operations, including: the potential diversion of our management’s attention from our core business to, for example, integrate technologies; the potential failure to realize anticipated synergies, economies of scale or other value associated with the arrangements; unanticipated costs and other unanticipated events or circumstances; possible adverse effects on our operating results during any integration process; impairment charges if joint ventures, or strategic investments or relationships are not as successful as we originally anticipate; and our possible inability to achieve the intended objectives of the arrangements.

Furthermore, our joint ventures and other strategic relationships pose risks arising from our reliance on our partners and our lack of sole decision-making authority, which may give rise to disputes between us and our joint venture and other strategic partners. Our joint venture and other strategic partners may have economic or business interests or goals that are inconsistent with our interests and goals, take actions contrary to our objectives or policies, undergo a change of control, experience financial and other difficulties or be unable or unwilling to fulfill their obligations under our arrangements.  The failure to avoid the risks described above or other risks associated with such arrangements could have a material adverse effect on our business, financial condition and results of operation.

Our revenues can fluctuate due to seasonality and timing of equipment sales and, therefore, our periodic operating results are not guarantees of future performance.

Our revenues can fluctuate due to seasonality in some components of our business. The summer season historically has been the weakest part of the year for certain parts of our lottery business, particularly where our revenue is tied to a percentage of retail sales (such as under our CSP contracts). The fourth quarter is typically the weakest quarter for Global Draw due to reduced wagering during the holiday season. This adversely affects the amounts wagered and our corresponding service revenues. In addition, our revenues in our Lottery Systems Group can be somewhat dependent on the size of jackpots of lottery games such as Powerball® and Mega Millions during the relevant period.

Lottery and wagering equipment sales and software license revenues usually reflect a limited number of large transactions, which may not recur on an annual basis. Consequently, revenues and operating margins can vary substantially from period to period as a result of the timing and magnitude of major equipment sales and software license revenue. As a general matter, lottery and wagering equipment sales generate lower operating margins than revenue from other aspects of our business. In addition, instant ticket sales may vary depending on the season and timing of contract awards, changes in customer budgets, ticket inventory levels, lottery retail sales and general economic conditions.

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

Our online lottery and server-based interactive gaming machine business generally require significant up-front capital expenditures for terminal assembly, software customization and implementation, systems and equipment installation and telecommunications configuration. Historically, we have funded these up-front costs through cash flows generated from operations, available cash on hand and borrowings under our credit facilities. Our ability to continue to procure new contracts will depend on, among other things, our then present liquidity levels or our ability to obtain additional financing on commercially reasonable terms. If we do not have adequate liquidity or are unable to obtain financing for these up-front costs on favorable terms or at all, we may not be able to bid on certain contracts, which could restrict our ability to grow and have a material adverse effect on our results of operations.

Moreover, we may not realize the return on investment that we anticipate on new contracts due to a variety of factors, including lower than anticipated retail sales and unanticipated regulatory developments or litigation.

As of September 30, 2010, we had total indebtedness of approximately $1,477.3 million, or approximately 70.4% of our total capitalization, consisting primarily of senior secured term loan and revolving credit facilities under our Credit Agreement and our senior subordinated notes. Our ability to make payments on and to refinance our indebtedness will depend on our ability to generate cash in the future. This, to some extent, is subject to general economic, financial, competitive, legislative, regulatory and other factors that are beyond our control.

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

Under the terms of our Credit Agreement, a substantial portion of our long-term indebtedness may accelerate and become due in September 15, 2012 unless the remaining $79.5 million in aggregate principal amount of the 2012 Notes are refinanced, redeemed or defeased on or prior to such date or our available liquidity exceeds the aggregate principal amount of such notes then outstanding plus $50.0 million. Although we expect that we will be able to satisfy this condition and thereby prevent the acceleration of such indebtedness, there can be no assurance that we will be able to do so.

Item 2.  Unregistered Sales of Equity Securities and Use of Proceeds

ISSUER PURCHASES OF EQUITY SECURITIES

Period	Total Number of Shares Purchased (1)	Average Price Paid per Share	Total Number of Shares Purchased as Part of Publicly Announced Plans or Programs	Approximate Dollar Value of Shares that May Yet Be Purchased Under the Plans or Programs (2)
7/1/2010 - 7/31/2010	1,018,112	$9.50	851,100	$173,696,844
8/1/2010 - 8/31/2010	4,784	$11.05	—	$173,696,844
9/1/2010 - 9/30/2010	65	$9.74	—	$173,696,844
Total	1,022,961	$9.50	851,100	$173,696,844

(1)          In addition to shares of Class A common stock repurchased under our publicly announced stock repurchase program, this column reflects 171,861 shares acquired from employees to satisfy the withholding taxes associated with the vesting of RSUs during the three months ended September 30, 2010. The last repurchase of shares for the quarter under the publicly announced program was on July 12, 2010. For the quarter ended September 30, 2010, the Company repurchased 851,100 shares under the repurchase program for approximately $8.1 million.

(2)          The $200 million stock repurchase program, which expires on December 31, 2011, was originally publicly announced on May 10, 2010.

Item 6.  Exhibits

4.1

Indenture, dated as of September 22, 2010, among the Company, as issuer, the guarantors party thereto and The Bank of Nova Scotia Trust Company of New York, as trustee (incorporated by reference to Exhibit 4.1 to the Company’s Current Report on Form 8-K filed on September 23, 2010).

4.2

Registration Rights Agreement, dated as of September 22, 2010, among the Company, the guarantors party thereto and J.P. Morgan Securities LLC, as representative for the initial purchasers listed therein (incorporated by reference to Exhibit 4.2 to the Company’s Current Report on Form 8-K filed on September 23, 2010).

4.3

Supplemental Indenture, dated as of September 22, 2010, among the Company, as issuer, the guarantors party thereto and Wells Fargo Bank, National Association, as trustee (incorporated by reference to Exhibit 4.3 to the Company’s Current Report on Form 8-K filed on September 23, 2010).

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

101

Financial statements from the quarterly report on Form 10-Q of Scientific Games Corporation for the quarter ended September 30, 2010, filed on November 9, 2010, formatted in Extensible Business Reporting Language (XBRL): (i) the Consolidated Statements of Operations, (ii) the Consolidated Balance Sheets, (iii) the Consolidated Statements of Cash Flows and (iv) the Notes to Consolidated Financial Statements tagged as blocks of text. (†)(*)

(†) Filed herewith.

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
(principal financial officer)

Dated: November 9, 2010

INDEX TO EXHIBITS

4.1

Indenture, dated as of September 22, 2010, among the Company, as issuer, the guarantors party thereto and The Bank of Nova Scotia Trust Company of New York, as trustee (incorporated by reference to Exhibit 4.1 to the Company’s Current Report on Form 8-K filed on September 23, 2010).

4.2

Registration Rights Agreement, dated as of September 22, 2010, among the Company, the guarantors party thereto and J.P. Morgan Securities LLC, as representative for the initial purchasers listed therein (incorporated by reference to Exhibit 4.2 to the Company’s Current Report on Form 8-K filed on September 23, 2010).

4.3

Supplemental Indenture, dated as of September 22, 2010, among the Company, as issuer, the guarantors party thereto and Wells Fargo Bank, National Association, as trustee (incorporated by reference to Exhibit 4.3 to the Company’s Current Report on Form 8-K filed on September 23, 2010).

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

101

Financial statements from the quarterly report on Form 10-Q of Scientific Games Corporation for the quarter ended September 30, 2010, filed on November 9, 2010, formatted in Extensible Business Reporting Language (XBRL): (i) the Consolidated Statements of Operations, (ii) the Consolidated Balance Sheets, (iii) the Consolidated Statements of Cash Flows and (iv) the Notes to Consolidated Financial Statements tagged as blocks of text. (†)(*)

(†) Filed herewith.

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