Form 10-K
period 2010-12-31
SCIENTIFIC GAMES CORP
filed 2011-03-01
CIK 750004

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
WASHINGTON, D.C. 20549

FORM 10-K

☒ ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the fiscal year ended: December 31, 2010
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

         Indicate by check mark if the registrant is a well-known seasoned issuer, as defined in Rule 405 of the Securities Act. Yes ☐    No ☒

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

         Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Act). Yes ☐    No ☒

         As of June 30, 2010 the market value of voting and non-voting common equity held by non-affiliates of the registrant was approximately $556,527,173(1).

         Common shares outstanding as of February 24, 2011 were 91,978,827.

DOCUMENTS INCORPORATED BY REFERENCE

         The following document is incorporated herein by reference:

Document	Parts Into Which Incorporated
Proxy Statement for the Company's 2011 Annual Meeting of Stockholders	Part III

(1)
For this purpose only, "non-affiliates" excludes directors and executive officers.

EXHIBIT INDEX APPEARS ON PAGE 142

 PART I
FORWARD-LOOKING STATEMENTS

        Throughout this Annual Report on Form 10-K we make "forward-looking statements" within the meaning of the U.S. Private Securities Litigation Reform Act of 1995. Forward-looking statements describe future expectations, plans, results or strategies and can often be identified by the use of terminology such as "may," "will," "estimate," "intend," "continue," "believe," "expect," "anticipate," "could," "potential," "opportunity," or similar terminology. The forward-looking statements contained in this Annual Report on Form 10-K are generally located in the material set forth under the headings "Business," "Risk Factors" and "Management's Discussion and Analysis of Financial Condition and Results of Operations" but may be found in other locations as well. These statements are based upon management's current expectations, assumptions and estimates and are not guarantees of future results or performance. Actual results may differ materially from those projected in these statements due to a variety of risks and uncertainties and other factors, including, among other things: competition; material adverse changes in economic and industry conditions; technological change; retention and renewal of existing contracts and entry into new or revised contracts; availability and adequacy of cash flows to satisfy obligations and indebtedness or future needs; protection of intellectual property; security and integrity of software and systems; laws and government regulation, including those relating to gaming licenses, permits and operations; inability to identify, complete and integrate future acquisitions; inability to benefit from, and risks associated with, joint ventures and strategic investments and relationships; seasonality; pending legal challenges that may affect our joint venture's Illinois lottery private management agreement or the failure of our joint venture to meet the net income targets or otherwise realize the anticipated benefits under such agreement; inability to identify and capitalize on trends and changes in the lottery and gaming industries; inability to enhance and develop successful gaming concepts; dependence on suppliers and manufacturers; liability for product defects; fluctuations in foreign currency exchange rates and other factors associated with foreign operations; influence of certain stockholders; dependence on key personnel; failure to perform on contracts; resolution of pending or future litigation; labor matters; and stock price volatility. Additional information regarding risks and uncertainties and other factors that could cause actual results to differ materially from those contemplated in forward-looking statements is included from time to time in our filings with the Securities and Exchange Commission ("SEC"), including under the heading "Risk Factors" in this Annual Report on Form 10-K. Forward-looking statements speak only as of the date they are made, and except for our ongoing obligations under the U.S. federal securities laws, we undertake no obligation to publicly update any forward-looking statements whether as a result of new information, future events or otherwise.

        You should also note that this Annual Report on Form 10-K contains various references to industry market data and certain industry forecasts. The industry market data and industry forecasts were obtained from publicly available information and industry publications. Industry publications generally state that the information contained therein has been obtained from sources believed to be reliable, but that the accuracy and completeness of that information is not guaranteed. Similarly, industry forecasts, while we believe them to be accurate, have not been independently verified by us and we do not make any representation as to the accuracy of that information. In general, there is less publicly available information concerning the international lottery industry than the lottery industry in the United States.

ITEM 1.    BUSINESS

        Unless otherwise specified or the context otherwise indicates, all references to the words "Scientific Games," "we," "us," "our," and the "Company" refer to Scientific Games Corporation and all entities included in our consolidated financial statements. "International" refers to non-United States jurisdictions. "SGI" refers to Scientific Games International, Inc., a wholly owned subsidiary of

Scientific Games Corporation. "United States ("U.S.") jurisdictions" refers to the 50 states in the U.S. plus the District of Columbia and Puerto Rico. "Online lottery" refers to a computerized system in which lottery terminals in retail outlets are continuously connected to a central computer system for the activation, sale and validation of lottery tickets and related functions. "Wide area gaming" generally refers to a collection of video lottery and/or other gaming terminals in which the terminals are distributed across a large number of venues, with relatively few terminals per venue.

        Scientific Games Corporation was incorporated in the state of Delaware on July 2, 1984. We are a global leader in providing customized, end-to-end gaming solutions to lottery and gaming organizations worldwide. Our integrated array of products and services include instant lottery games, lottery gaming systems, terminals and services, and Internet applications, as well as server-based interactive gaming machines and associated gaming control systems. We also gain access to technology and pursue global expansion through strategic joint ventures and non-controlling interests.

Industry Overview

Lottery

        Lotteries are operated by domestic and foreign governmental authorities and their licensees in approximately 178 jurisdictions throughout the world. Currently, 45 U.S. jurisdictions have online lotteries and 44 U.S. jurisdictions have instant ticket lotteries. Governments typically authorize lotteries as a means of generating revenues without the imposition of additional taxes. Net lottery proceeds are frequently set aside for a particular public purpose, such as education, aid to the elderly, conservation, transportation or economic development. Many jurisdictions have come to rely on the proceeds from lottery ticket sales as a significant source of funding for these programs. Although there are many types of lottery games worldwide, government authorized lotteries may generally be categorized into three principal categories: instant ticket; online; and traditional draw-type lotteries.

        An instant ticket lottery is typically played by removing a scratch-off coating from a preprinted ticket to determine whether it is a winner. Online lottery games, such as Powerball® and Mega Millions, are based on a random selection of a series of numbers, and prizes are generally based on the number of winners who share the prize pool, although set prizes are also offered. Online lotteries are conducted through a computerized system in which lottery terminals in retail outlets are continuously connected to a central computer system. Online lottery systems may also be used to validate instant lottery tickets to confirm that a ticket is a winner and prevent duplicate payments. In some jurisdictions, separate instant ticket validation systems may be installed. In addition, lotteries may offer quick draw keno ("keno"), video lottery, sports and other lottery games. Keno is typically played every five minutes in restricted social settings, such as bars and is usually offered as an extension of online lottery systems. Video lotteries are played on video lottery terminals ("VLTs") featuring "line-up" and card games, typically targeted to locations such as horse and greyhound racetracks, bars, truck stops, nightclubs, betting shops and similar establishments. Video lotteries generally use a distinct system from an online lottery system for accounting, security and control purposes. Traditional draw-type lotteries, which are generally conducted in international jurisdictions, typically involve selling tickets with pre-printed numbers and then performing a drawing to determine the winner.

        Based on industry information, U.S. instant ticket lottery sales and U.S. online lottery retail sales totaled approximately $31 billion and approximately $23 billion, respectively, during the U.S. lottery industry's fiscal year-end 2010 (which is generally June 30, 2010). Based on industry information, we estimate that worldwide instant ticket lottery retail sales and worldwide online lottery retail sales totaled approximately $64 billion and approximately $177 billion, respectively, during fiscal year 2009. Recent industry data indicates that in the U.S. instant ticket retail sales have generally been growing faster than online lottery retail sales, which we believe is due to the immediate gratification of an instant ticket (compared to the delayed rewards of an online lottery game with periodic drawings), as well as increased prize payouts and more frequent game introductions.

        In early 2010, U.S. lotteries began cross-selling the multi-state Powerball and Mega Millions lottery games, enabling players in many lottery states to play a big jackpot game four days a week. We believe that lottery directors are considering an increase in the price point of the Powerball game from $1 to $2, as well as a potential new game at a $5 price point.

Wide Area Gaming

        Wide area gaming refers to a collection of video lottery and other gaming terminals in which the terminals are distributed across a large number of venues, with relatively few terminals per venue. This contrasts with casino-type venues, where a large number of gaming machines are housed in a single venue. Regulated wide area gaming is a large and growing industry, driven by the interest of governments to expand tax revenues and monitor and control gaming within their jurisdictions.

        Wide area gaming encompasses a number of categories including VLTs, server-based gaming terminals and other gaming devices that are increasingly converging as networked video gaming terminals. We bring to this arena a server-based technology that allows for a quick and easy refresh of game content on terminals in the field from a central location. Moreover, we seek to build on our expertise in field service and other local gaming operational capabilities to distinguish ourselves in this area.

Operational Overview

        We report our operations in three business segments: Printed Products Group; Lottery Systems Group; and Diversified Gaming Group.

Printed Products Group

        Our Printed Products Group is primarily comprised of our global instant lottery ticket business. We generate revenue from ticket design and manufacturing, as well as value-added services such as game design, sales and marketing support, specialty games and promotions, inventory management and warehousing and fulfillment services. We also provide lotteries with customized partnerships to help them efficiently and effectively manage and support their operations to achieve higher retail sales and lower operating costs. The Printed Products Group also includes MDI Entertainment, LLC ("MDI"), our subsidiary that provides licensed games, promotional entertainment and Internet services to the lottery industry.

        Instant Ticket and Related Services.    In 1974, we introduced the first secure instant lottery game ticket. We believe we are the leading designer, manufacturer and distributor of instant lottery tickets in the world. We market instant lottery tickets and related services to domestic and foreign lotteries and commercial (non-lottery) customers. We supply instant lottery tickets to 43 of the 44 U.S. jurisdictions that sell instant lottery tickets. In addition, we have sold instant lottery tickets to customers in approximately 50 countries. Our U.S. instant ticket contracts typically have an initial term of three to five years and frequently include multiple renewal options for additional periods ranging from one to five years, which our customers have generally exercised in the past. We typically sell our instant lottery tickets for a per unit price or are paid a fee equal to a percentage of the retail value of the instant lottery tickets sold. Some international customers purchase instant lottery tickets as needed rather than through multi-game supply contracts.

        We operate six printing facilities across five continents (including our joint venture's facility in China) with an aggregate capacity to print approximately 45 billion 2" x 4" standard instant lottery tickets annually. The instant lottery tickets we manufacture are typically printed on recyclable ticket stock by a series of computer-controlled presses and ink-jet imagers, which we believe incorporate the most advanced technology and security in the industry. Instant lottery tickets generally range in size from 2" × 3" to as large as 8" × 12". Instant lottery tickets are normally played by removing a scratch-off coating to determine if they are winning tickets.

        Technology and security requirements necessary to manufacture and service instant lottery tickets continue to separate our business from conventional forms of printing. We are generally recognized within the lottery industry as the leader in applying computer-based technologies to the manufacturing and sale of instant lottery tickets. In order to maintain our position as a leading innovator within the lottery industry, we intend to continue to explore and develop new technologies and their applications to instant lottery tickets and systems.

        Our MDI business provides lotteries with access to some of the world's most popular entertainment brands on lottery products, which we believe helps increase their instant ticket sales. Our entertainment brands include themed instant games such as The Price is Right®, Major League Baseball®, National Basketball Association, Harley-Davidson®, Wheel-of-Fortune®, Monopoly™ and World Poker Tour®, to name a few. We also provide branded merchandise prizes, advertising, promotional support, turn-key drawing management and prize fulfillment programs. In 2009, we launched our Properties Plus™ offering, which is a web-based platform featuring players clubs, reward programs, second chance promotional websites, interactive games and, subject to applicable law, a subscription system that enables players to purchase lottery games securely over the Internet. In 2010, we acquired substantially all of the assets of GameLogic Inc., a provider of interactive marketing services to regulated gaming operators ("GameLogic"), including GameLogic's software for Internet-based loyalty programs for lottery players as well as an extensive suite of interactive games and related intellectual property. We also hired several key members from the GameLogic development and marketing teams. We have integrated the GameLogic assets with our existing Properties Plus business.

        We pioneered the concept of providing lotteries with customized cooperative services programs ("CSP"), in which we manage a lottery's instant ticket operations as a means to reduce the operating costs of the lottery and increase its retail sales. Our CSP contracts bundle supply of instant lottery tickets, systems, facilities management and/or other services, which can include the design and installation of game management software, inventory and distribution, telemarketing, field sales, accounting, training and advisory services. Under our CSP contracts, we are typically paid a percentage of the lottery's instant ticket revenues.

        We have CSP contracts with lotteries in Arkansas, Delaware, the District of Columbia, Florida, Georgia, Maine, Oklahoma, Pennsylvania, Puerto Rico, South Carolina, Tennessee and Virginia. We also have cooperative service style offerings in six German states and in the Ukraine. In 2010, we were awarded a CSP contract to supply instant lottery tickets and cooperative services to Dutch lottery operator, De Lotto.

        Italian Instant Ticket Concession.    We are a 20% equity owner in Lotterie Nazionali S.r.l. ("LNS"), a joint venture comprised principally of us, Lottomatica Group S.p.A. ("Lottomatica") and Arianna 2001, a company owned by the Federation of Italian Tobacconists, that was awarded the concession from the Italian Monopoli di Stato to be the exclusive operator of the Italian Gratta e Vinci instant ticket lottery beginning on October 1, 2010. The new concession has an initial term of nine years (subject to a performance evaluation during the fifth year) and could be extended by the Monopoli di Stato for an additional nine years. LNS succeeded Consorzio Lotterie Nazionali ("CLN"), a consortium comprised of essentially the same group that owns LNS, as holder of the concession. Under the new concession, we are the primary supplier of instant lottery tickets for the joint venture, as we were under the prior concession. CLN, which had held the concession since 2004, is being wound up and the bulk of its assets have been transferred to LNS.

        LNS paid €800 million in upfront fees under the terms of the new concession. We paid our pro rata share of these fees in 2010 (€104 million in the second quarter of 2010 and €56 million in the fourth quarter of 2010). The upfront fees associated with the new concession are amortized by LNS (anticipated to be approximately €89 million each year of the new concession on a pre-tax basis), which will reduce our equity in earnings of LNS. Our share of the amortization is expected to be approximately €18 million each year on a pre-tax basis. In light of the corporate structure of LNS, we will record our equity in earnings of LNS on an after-tax basis under applicable accounting rules, which will impact the comparability of our results of operations associated with LNS with our results of operations associated with CLN since we recorded our equity in earnings of CLN on a pre-tax basis. Subject to applicable limitations, we are entitled to receive from LNS annual cash dividends as well as periodic return of capital payments over the life of the concession.

        Northstar Lottery Group.    We are a 20% equity owner in Northstar Lottery Group, LLC ("Northstar"), a joint venture with GTECH Corporation ("GTECH"), a subsidiary of Lottomatica, that was formed to bid for the agreement to be the private manager for the Illinois lottery for a ten-year term. Northstar was selected as the private manager following a competitive procurement and entered into the private management agreement with the State of Illinois on January 18, 2011 (the "PMA"). As the private manager, Northstar will, subject to the oversight of the Illinois lottery, manage the day-to-day operations of the Lottery including lottery game development and portfolio management, retailer recruitment and training, supply of goods and services and overall marketing strategy. Under the terms of the PMA, Northstar is entitled to receive annual incentive compensation payments to the extent it is successful in increasing the lottery's net income above specified target levels, subject to a cap of 5% of the applicable year's net income. Northstar will be responsible for payments to the State to the extent such targets are not achieved, subject to a similar cap. Northstar is expected to be reimbursed on a monthly basis for most of its operating expenses under the PMA. Under a CSP agreement with Northstar, the Company will be responsible for the design, development, manufacturing, warehousing and distribution of instant lottery tickets and will be compensated based on a percentage of retail sales.

        Operations under the PMA are scheduled to commence in 2011, following a transition period. On January 26, 2011, the Appellate Court of Illinois upheld a constitutional challenge to the revenue statute that, among other things, amended the lottery law to facilitate the PMA on grounds that the statute impermissibly addressed more than one subject. The Illinois Supreme Court subsequently granted a stay of the Appellate Court's decision pending the appeal to the Illinois Supreme Court by the State of Illinois. We cannot predict what effect, if any, the court decision, if it is not reversed by the Illinois Supreme Court or addressed through new authorizing legislation, will have on the PMA. If the PMA is ultimately invalidated, we may lose our investment in Northstar and our existing instant ticket supply agreement with the Illinois lottery may come up for re-bid.

        CSG.    We are a 49% equity owner in CSG Lottery Technology (Beijing) Co., Ltd. ("CSG"), a joint venture that holds a 15-year contract to supply instant lottery tickets to the China Sports Lottery. In connection with the contract, the joint venture established an instant ticket manufacturing facility that began producing instant lottery tickets at the end of 2008. The facility has capacity to print eight billion 2" by 4" standard instant ticket units annually. We also receive a royalty fee from CSG for intellectual property rights deemed necessary to promote lottery ticket sales equal to 1% of the total gross profits distributed by the joint venture.

Lottery Systems Group

        We are a leading provider of customized computer software, software support, equipment and data communication services to lotteries. In the U.S., we typically provide the necessary equipment, software and maintenance services pursuant to long-term facilities management contracts that typically have a minimum initial term of five years under which we are generally paid a fee equal to a percentage of the lottery's total retail sales of tickets. Our U.S. contracts typically contain multiple renewal options that generally have been exercised by our customers. Internationally, we typically sell point-of-sale terminals and/or computer software to lottery authorities and may provide ongoing fee-based systems and software support services under long-term contracts.

        Our lottery systems use proprietary technology that facilitates high-speed processing of online wagers as well as validation of winning online and instant tickets. Our lottery systems business includes the supply of transaction-processing software, online lottery games, point-of-sale terminals, central site computers and communication platforms, and ongoing operational support and maintenance services. We also provide software, hardware and support for sports betting systems, video lottery systems and the operation of credit card processing systems for non-lottery customers.

        We have contracts to operate online lottery systems for 11 of the 45 U.S. jurisdictions that operate online lotteries. We believe we are the second largest online lottery provider in the U.S. and a leading provider in Europe. Internationally, we have lottery systems operating in Argentina, Canada, Israel, Australia, China, Puerto Rico, France, Germany, Hungary, Iceland, Latvia, Mexico, Norway, the Philippines, Spain, and Switzerland. In addition, we are the exclusive instant ticket validation network provider to the China Sports Lottery.

        During 2010, the Iowa lottery awarded us a new lottery systems contract, which commences in July 2011, has an initial term of seven years and includes three one-year extension options held by the lottery. During 2010, the lottery authority in Maine awarded a new online lottery contract to one of our competitors, which award was subsequently invalidated as a result of our protest. The competitor has appealed the protest ruling. While we believe that the appeal will be denied and that, during the appeal, Maine will extend the current contract with us and issue a revised request for proposal ("RFP"), there can be no assurance that the appeal will be denied, that our current contract will be extended or that we will be the winning bidder under any reissued RFP. During 2009, the Indiana lottery awarded us a new online lottery contract which began in 2010 for a six-year term through 2016, subject to four additional one-year renewal options held by the lottery.

        Guard Libang.    We have a 50% equity ownership interest in Guard Libang, a provider of systems and services to a majority of the China Welfare Lottery ("CWL") jurisdictions.

Diversified Gaming Group

        Our Diversified Gaming Group provides services and systems to private and public operators in the wide area gaming industry, including server-based gaming machines and sports betting systems and services.

        The Diversified Gaming Group includes The Global Draw Limited ("Global Draw"), a leading supplier of wide area gaming machines, server-based gaming systems and game content to licensed bookmakers, primarily in betting shops in the U.K. and, increasingly, outside the U.K. with deployments in Austria, Mexico and the Caribbean. The Diversified Gaming Group also includes Games Media Limited ("Games Media"), a supplier of gaming terminals and content to U.K. public house ("pub") operators. We provide bookmakers with a turnkey offering which includes remote management of game content and management information, wagering terminals, central computer systems, data communication and field support services. We develop our own game content and contract with third parties for additional content. Our contracts are generally for an initial period of two to four years under which we are typically paid a fee equal to a percentage of our customer's revenues generated from wagers on each terminal. Global Draw operated approximately 15,000 terminals in the U.K. as of December 31, 2010 and has recently expanded into gaming venues in Latin America and the Caribbean.

        During 2010, Global Draw was awarded a contract to supply approximately 7,600 server-based gaming machines to Ladbrokes Betting and Gaming, Ltd. ("Ladbrokes"), which we believe represents approximately 95% of their terminal base. The gaming machines are scheduled to be rolled out in 2011.

        Games Media develops its own game content and contracts with third-party game developers and game content providers for use on its digital Amusement With Prize ("AWP") and Skill With Prize ("SWP") gaming terminals in the U.K. The content and terminals are supplied as part of a full turnkey digital gaming product offering to pubs. In late 2007, Games Media began to offer full facilities management contracts to U.K. pub operators and has approximately 3,300 digital terminals installed as of December 31, 2010 with almost 1,500 locations.

        In early 2010, we entered into agreements with a subsidiary of Playtech Limited ("Playtech") providing for our license of Playtech's back-end technology platform for our gaming machines in exchange for certain fees, including a fee based on a percentage of the net cash flow generated by the gaming machines. In 2010, we began migrating our gaming machine businesses in the U.K to the new back-end technology platform, which we expect will provide land-based operators with an enhanced and highly cost-effective way of delivering game content to their patrons.

        Sciplay.    In early 2010, we also entered into a joint venture with Playtech to deliver the latest state-of-the-art Internet gaming solutions to government-sponsored and government-regulated lotteries and certain other gaming operators through a newly formed entity, Sciplay. Sciplay seeks to capitalize on the combination of Playtech's Internet gaming software and content and our experience and relationships with lotteries and other gaming operators.

        Roberts Communication Network.    We have a 29.4% equity interest in Roberts Communications Network, LLC ("RCN"), which provides communications services to racing and non-racing customers.

        Sportech Plc.    The Diversified Gaming Group also included our racing and venue management businesses (collectively, the "Racing Business") prior to the sale of these businesses to Sportech Plc ("Sportech") on October 5, 2010. Upon the closing of the sale of the Racing Business to Sportech, we received an equity interest in Sportech of approximately 20% of the shares then outstanding. Sportech operates football pools and associated games through various distribution channels including direct mail and telephone, agent-based collection and via the Internet. Sportech also operates a portfolio of online casino, poker, bingo and fixed-odds games businesses through its e-Gaming division. Our interest in Sportech is accounted for under the equity method of accounting.

Company Strategy

        Our goal is to be a leader in providing wide area lottery and gaming products and services to customers around the world. The following are the primary elements of our strategy to accomplish this goal:

  •
  Maximize Revenue and Profits from Existing Contracts and Infrastructure.  We believe we have significant growth potential within our existing global customer base by introducing new products and services and by expanding distribution of our products to new venues. We view this as one of the more attractive avenues of growth as it utilizes our existing contracts and infrastructure and should require relatively limited incremental capital expenditures and overhead expenses. For example:

  —
  In our Lottery Systems business, we are seeking to maximize revenue and profitability from our existing contracts by working with lottery organizations to introduce new game content, including branded and higher price point games.

    —
    In our Global Draw and Games Media businesses, we believe that by enhancing the quality and delivery options for game content we can improve the performance of our gaming terminals. We are in the process of introducing a new state-of-the-art gaming platform that is anticipated to bring expanded content and functionality to our customers and end players, which we believe will result in improved cashbox performance.

    —
    In the U.S., we believe that there is potential to increase instant ticket sales by expanding into new forms of retail distribution. Industry estimates suggest that approximately 70% of total fiscal 2009 lottery sales were transacted at only 140,000 retail locations, which were primarily convenience stores, gas stations and grocery stores. We believe that by tailoring our products, content and delivery mechanisms to meet a broader set of retailer needs, we can expand distribution to new retail outlets, including "big box" retailers, drug store chains and other high traffic outlets that have historically not been significant retailers of our products.

  •
  Bring Our Products and Services to New Customers in New Geographies.  We believe that we have a significant opportunity to expand our business by introducing our wide area lottery and gaming products to new and underpenetrated geographies. For example:

  —
  We believe that instant tickets currently comprise less than 20% of lottery sales outside of the U.S., compared to almost 60% of lottery sales in the U.S. We are especially focused on increasing instant ticket penetration in both underpenetrated and new jurisdictions, particularly in Asia, South America and Eastern/Central Europe. We believe that several countries in these regions are evaluating the introduction of instant tickets to help fund existing budget deficits and/or public infrastructure improvements.

  —
  We believe the Global Draw business model has been validated by its success to date in the U.K., where it boasts an installed gaming machine base of approximately 15,000 units and was recently awarded an additional 7,600 machines to be deployed in the Ladbrokes estate in 2011. Outside of the U.K., Global Draw has had early success in geographies such as Mexico and the Caribbean, including Puerto Rico, St. Kitts and Nevis. We view North America and the Caribbean as substantial areas of growth for this business as they currently have estimated wide area gaming machine installed bases of approximately 140,000 and 86,000 terminals, respectively. In conjunction with this effort, our Lottery Systems Group's central monitoring and control systems business is actively pursuing opportunities in North American jurisdictions that are seeking to expand into licensed video gaming or replace their existing video gaming systems.

  •
  Pursue and Exploit New Business Models.  As U.S. states increasingly look towards lottery and gaming as a source of revenue, we believe they could pursue an outsourcing model whereby the day-to-day management of the lottery is conducted by a third party, similar to the private management agreement the Illinois lottery awarded to our Northstar joint venture. We believe this model bodes well for our business given the success our Italian joint venture has had historically as a value-added operator, where instant ticket sales grew from approximately $1.0 billion in 2004 to approximately $12.4 billion in 2010.

  •
  Expand Playership Through Mobile and Internet Technologies.  The liberalization and regulation of Internet and mobile gaming is becoming increasingly prevalent outside the U.S. as governments seek to raise public funds and to meet customer demands. We believe the global gaming industry is undergoing significant change, as players want the ability to play anytime and anywhere with one common electronic wallet, or account, to facilitate payment. As such, we believe the industry will be increasingly characterized by convergence, or the interlinking of land-based and virtual (e.g., Internet) gaming technologies, networks and content. Therefore, we are investing in development activities focused on using the Internet and other new media and interactive technologies to grow lottery playership and drive business to the existing retail base, as well as take advantage of other regulated gaming opportunities. For example:

    —
    Our recently launched MDI Interactive business offers a portfolio of content, programs and services to lotteries designed to attract and engage more players both online and through other forms of digital media. MDI Interactive products and services include MDI's Properties Plus offering, a web-based platform featuring players clubs, the Points for Prizes™ rewards program, second chance promotional websites, the Play It Again™ instant game top prize management program, interactive games and, subject to applicable law, a subscription system that enables players to purchase lottery games securely over the Internet. We intend to market MDI Interactive's products and services to lottery customers that are seeking to benefit from evolving technology and consumer trends.

    —
    Our Sciplay joint venture focuses on providing end-to-end offerings of products and services that enable its customers to offer interactive lottery and gaming operated via the Internet and other new media distribution channels in a manner that is consistent with the applicable regulatory regimes.

  •
  Pursue Strategic Acquisitions.  In support of the foregoing strategy, we may engage in strategic acquisitions to help us achieve our goals. For example:

  —
  We recently acquired substantially all of the assets of GameLogic, a provider of interactive marketing services for the regulated gaming industry, including GameLogic's software for Internet-based loyalty programs for lottery players as well as an extensive portfolio of interactive games and related intellectual property. We have integrated the GameLogic assets with Properties Plus.

  —
  In 2010, we also acquired certain assets of Sceptre Leisure Solutions Limited, including 751 server-based gaming terminals and associated customer contracts, to increase Global Draw's estate of gaming machines supplied and operated by licensed betting offices in the U.K.

Contract Procurement

Lottery

        Government authorized lotteries in the U.S. typically operate under state-mandated public procurement regulations. See "Government Regulation." Lotteries select an instant ticket or online supplier by issuing an RFP, which outlines contractual obligations as well as products and services to be delivered. An evaluation committee frequently comprised of key lottery staff evaluates responses based on various criteria. These criteria usually include quality of product and/or technical solutions, security plan and features, experience in the industry, quality of personnel and services to be delivered, and price. We believe that our product functionality, game content, the quality of our personnel, our technical expertise and our demonstrated ability to help the lotteries increase their revenues may give us an advantage relative to the competition when responding to lottery RFPs in the U.S. However, many lotteries still award the contract to the qualified vendor offering the lowest price, regardless of other factors. Contract awards by lottery authorities are sometimes challenged by unsuccessful competitors, which can result in protracted legal proceedings. Internationally, lottery authorities do not always utilize such a formal bidding process, but rather negotiate with one or more potential vendors.

        U.S. instant ticket lottery contracts typically have an initial term of three to five years and frequently include multiple renewal options ranging from one to five years, which our customers have generally exercised in the past. Our U.S. online lottery contracts typically have a minimum initial term of five years, with additional renewal options held by the lottery that may extend up to ten years. The length of these lottery contracts, together with their renewal options, limits the number of contracts available for bidding in any given year.

        The table below lists the U.S. lottery contracts for which we had executed agreements as of January 15, 2011 and certain related information. We are the exclusive provider of systems in all online and video lottery contracts and the primary supplier of instant lottery tickets unless otherwise noted. The commencement date of the current contract is the date we began generating revenues under such contract, which for our online contracts is typically the start-up date. The table also includes instant ticket or online retail sales, as applicable, for each jurisdiction.

State/District	Fiscal 2010* State Instant Ticket or Online Retail Sales (in millions)	Type of Contract **	Commencement Date of Current Contract	Expiration Date of Current Contract (Before exercise of remaining renewal options)	Current Renewal Options Remaining
Arizona	$336.9	ITRS	January 2010	January 2015	5 one-year
Arkansas	335.5	ITRS	August 2009	August 2016	3 one-year
California	1,661.3	ITRS	July 2005	June 2013	None
Colorado	328.1	ITRS	December 2010	June 2014	3 one-year
Colorado	172.9	Online	April 2005	October 2012	1 two-year
Connecticut	593.4	ITRS	August 2007	August 2011	1 one-year
Connecticut	403.2	Online	May 2008	May 2013	5 one-year
Delaware	36.1	ITRS	November 2005	November 2011	None
Delaware	87.0	Online	February 2003	February 2015	None
Delaware	534.1	Video	February 2003	February 2015	None
District of Columbia	47.4	ITRS	August 2005	August 2012	None
Florida	2,073.1	ITRS	October 2008	September 2014	2 two-year
Georgia	2,413.5	ITRS	September 2003	September 2013	None
Idaho (2)	90.6	ITRS	August 2007	August 2012	1 three-year
Illinois (4)	1,190.1	ITRS	November 2005	April 2011	None
Indiana (2)	463.5	ITRS	January 2002	December 2012	None
Indiana	265.9	Online	August 2010	August 2016	4 one-year
Iowa (2)	143.8	ITRS	January 2008	December 2011	1 one-year
Iowa (5)	93.0	Online	July 2001	June 2011	None
Kansas (1)	125.1	ITRS	August 2008	September 2013	3 one-year
Kentucky (2)	458.8	ITRS	June 2011	June 2018	8 years
Louisiana	136.0	ITRS	October 2010	October 2020	None
Maine	152.1	ITRS	July 2001	June 2011	None
Maine (6)	65.5	Online	July 2001	June 2011	None
Maine	57.3	Video	July 2008	June 2013	5 one-year
Maryland (1)	490.9	ITRS	July 2006	June 2013	None
Maryland	1,217.0	Online	October 2005	June 2016	None
Massachusetts (2)	3,015.7	ITRS	July 2009	June 2012	2 one-year
Minnesota (1)	338.1	ITRS	May 2010	May 2014	2 one-year
Missouri (2)	637.6	ITRS	April 2001	June 2011	None
Montana	14.3	ITRS	August 2008	August 2013	2 one-year
Nebraska (3)	66.9	ITRS	May 2001	June 2011	None
New Hampshire	160.3	ITRS	June 2006	June 2012	None
New Jersey (1)	1,301.5	ITRS	November 2001	June 2011	None
New Mexico (1)	78.4	ITRS	March 2010	March 2014	4 years
New Mexico	N/A	Video	December 2005	December 2013	None
New York	3,611.1	ITRS	July 2006	July 2011	None
North Carolina (3)	855.6	ITRS	March 2006	Jan 2017	None
North Dakota	24.2	Online	February 2004	March 2014	None
Ohio	1,375.8	ITRS	June 2007	June 2011	2 two-year
Oklahoma	89.0	ITRS	August 2005	August 2012	1 one-year

State/District	Fiscal 2010* State Instant Ticket or Online Retail Sales (in millions)	Type of Contract **	Commencement Date of Current Contract	Expiration Date of Current Contract (Before exercise of remaining renewal options)	Current Renewal Options Remaining
Oklahoma	111.2	Online	August 2005	August 2012	None
Oregon (2)	113.3	ITRS	June 2010	June 2013	4 one-year
Pennsylvania	1,748.7	ITRS	July 2007	July 2015	2 one-year
Pennsylvania	1,321.4	Online	January 2009	December 2014	4 one-year
Puerto Rico	421.3	Online	March 2005	June 2012	2 two-year
Puerto Rico	N/A	ITRS	December 2009	June 2012	2 two-year
Rhode Island (2)	78.0	ITRS	July 2007	June 2011	2 one-year
South Carolina	646.5	ITRS	October 2006	September 2013	None
South Dakota	20.4	ITRS	August 2010	August 2016	None
South Dakota	178.9	VIdeo	December 2009	December 2019	5 one-year
Tennessee	890.3	ITRS	January 2004	April 2015	None
Texas	2,761.0	ITRS	September 2004	August 2011	1 one-year
Vermont	71.4	ITRS	February 2006	January 2012	2 one-year
Virginia	711.2	ITRS	June 2004	June 2014	None
Washington	289.3	ITRS	March 2006	March 2014	None
West Virginia	97.5	ITRS	February 2006	June 2011	None
West Virginia	N/A	Video	February 2006	February 2012	4 one-year
Wisconsin (2)	269.3	ITRS	July 2004	October 2011	3 one-year

(1)
Secondary instant ticket supplier.

(2)
Pull-tab sales are included within instant ticket sales.

(3)
Subcontract through GTECH, a subsidiary of Lottomatica.

(4)
It is contemplated that our existing instant ticket contract with the Illinois lottery will be replaced in 2011 with a new supply agreement between us and Northstar as the private manager of the Illinois lottery. The new supply agreement will be coterminous with Northstar's private management agreement with the Illinois lottery. See "Business—Operational Overview—Printed Products Group—Northstar Lottery Group" in Item 1 of this Annual Report on Form 10-K.

(5)
Current contract extension terminates June 2011. We recently signed a new contract that is scheduled to go into effect in July 2011. The contract has a seven (7) year term with three (3) one-year renewal options.

(6)
Current contract extension terminates June 2011. During 2010, the lottery authority in Maine awarded a new online lottery contract to one of our competitors, which award was subsequently invalidated as a result of our protest. The competitor has appealed the protest ruling. Although we believe that the appeal will be denied and that, during the appeal, Maine will extend our existing contract and issue a revised RFP, there can be no assurance that the appeal will be denied, that our current contract will be extended or that we will be the winning bidder under any reissued RFP.

*
Fiscal year 2010 is the year ended June 30, 2010, except for New York which is March 31, 2010, Texas which is August 31, 2010, Michigan which is September 30, 2010 and District of Columbia which is September 2010.

**
"ITRS" refers to instant ticket and related services.

**
"Video" refers to video lottery service contract.

        As of December 31, 2010, the Company has international lottery contracts with Atlantic Lottery Corporation (Canada), Loto-Quebec, Ontario Lottery and Gaming Corporation, LNS (Italy), La Francaise des Juex (France), Camelot (U.K.) along with various other customers across Germany, Australia, the Netherlands, China and the rest of the world. In addition, we provide products and services to international customers that are not subject to contracts.

Wide Area Gaming

        In the U.K., contract awards by the major bookmakers often involve a competitive bid process. Contracts with major bookmakers are typically for a term of four years. Our large bookmaker contracts in the U.K. are with Ladbrokes, William Hill, Corals and Totesport, the retail division of the U.K. Tote.

        U.K. pub contracts were historically supplied with analog AWPs and digital SWPs. Contracts are generally one to two years in length and machines supplied are based on product performance and pub company approvals. As this business continues to migrate to digital SWPs, contract periods are lengthening and are generally for a minimum of three years.

Research and Product Development

        We believe our ability to attract new lottery and wide area gaming customers and retain existing customers depends in part on our ability to continue to incorporate technological advances into, and to improve, our products, systems and related equipment. Our development efforts are focused on new systems and products, as well as the improvement and refinement of our existing products including the expansion of their uses and applications. We are also focused on expanding utilization of the Internet and other interactive technologies to grow lottery playership and pursue regulated gaming opportunities. Many of our product developments and innovations have quickly become industry standards, including games for Printed Products and multiplier games for Lottery Systems.

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

        Certain technology material to our lottery processes and systems is the subject of patents issued and patent applications currently pending in the U.S. and certain other countries. In our lottery business, we utilize our patented and patent-pending technology for the production, secure printing, validation and distribution of instant lottery tickets. In addition, our MDI, Global Draw and Games Media businesses patent and license game content as part of their businesses. Most of our material patents are not scheduled to expire until 2013 or later. We also have a number of U.S. and foreign registered trademarks and other common law trademark rights for certain of our products and services, including BOODLE™, FailSafe®, Properties Plus, Points for Prizes®, Winner's Choice™, PlayCentral®, SciScan Technology™, Aegis®, Wave™, EXTREMA®, SGI-NET™, QUANTUM™, STAN® and MAX®. Trademark protection continues in some countries, including the U.S., for as long as the mark is used and in other countries for as long as it is registered. Registrations generally are for fixed, but renewable, terms.

        From time to time we become aware of potential infringement of our intellectual property by competitors and other third parties and consider what action, if any, to take in that regard, including litigation where appropriate. Historically, others have threatened or brought litigation against us.

Production Processes, Sources and Availability of Components

        Our dedicated computer controlled printing process is specifically designed to produce secure instant lottery game tickets for government sanctioned lotteries and promotional games. Our facilities are designed for efficient, secure production of instant lottery tickets and support high-speed variable image printing, packaging and storage of instant game tickets. Instant ticket games are delivered finished and ready for distribution by the lottery authority (or by us in the jurisdictions where we have CSP contracts). Paper and ink are the principal raw materials consumed in our ticket manufacturing operations.

        Production of our lottery and wagering terminals and related component products primarily involves the assembly of electronic components into more complex systems and products. The majority of our wide area gaming terminals and lottery terminals are purchased from third-party vendors as needed.

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

Competition

Printed Products Group

        The Printed Products business is highly competitive and we operate in a period of intense price-based competition. Our principal instant lottery ticket competitors in the U.S. are Pollard Banknote Limited and GTECH, a subsidiary of Lottomatica. Except as permitted by the applicable provisions of the North American Free Trade Agreement with respect to Canada, it is currently illegal to import lottery tickets into the U.S. from a foreign country. Our business could be adversely affected should additional foreign competitors in Canada export their lottery products to the U.S. or should other foreign competitors establish printing facilities in the U.S. or Canada to supply the U.S. Internationally, a number of lottery instant ticket vendors compete with us including the competitors noted above and printers in India and China.

Lottery Systems Group

        The online lottery business is highly competitive, and, while it continues to operate in a period of intense price-based competition, we are beginning to see signs that some U.S. lotteries may be de-emphasizing price as the driving factor in awarding contracts in favor of a broader-based set of criteria, including sales and marketing, game content, retail development and flexible technology platform, in addition to the traditional factors of experience, compliance record and corporate capability.

        Our principal competitors in the U.S. online lottery systems industry are GTECH and Intralot Technologies, Inc. ("Intralot"), a subsidiary of Intralot, S.A. GTECH is also our major competitor in the international online lottery industry, along with Intralot and International Lottery and Totalizator Systems, Inc. We also compete with various suppliers of online lottery components such as terminals and computer systems and custom development performed by lottery operators internally and other suppliers.

        As countries liberalize gaming, lotteries may expand their scope by offering sports betting, gaming machines or Internet gaming, introducing new suppliers to lotteries and/or resulting in lotteries facing new forms of competition. In some jurisdictions, liberalization includes privatization or the outsourcing of lottery operations to bidders. Lottery companies such as Camelot Group, Plc, the Tattersalls Group, Lottomatica and Intralot are bidding on such opportunities.

Diversified Gaming Group

        Our wide area gaming business competes with a variety of suppliers in the U.K. and internationally. Principal direct competitors in the U.K. bookmaker business include Inspired Gaming Group Limited and the Barcrest division of International Game Technology ("IGT"). In the U.K. AWP/SWP industry, we compete directly with other suppliers of gaming machines, including Barcrest, the Bell-Fruit and Gamestec divisions of Danoptra Ltd and Games Warehouse Limited, a division of Merit Industries, Inc. As the U.K. pub industry transitions from analog to digital, we expect to compete with the current analog competitors, as well as new digital competitors. In emerging wide area gaming jurisdictions, we compete with video lottery and other gaming terminal and systems suppliers. Our competitors in these industries include IGT, Lottomatica, Bally Technologies, Inc., Inspired Gaming Group, Aristocrat Leisure Ltd, Novomatic AG, Multimedia Games, Inc., WMS Industries Inc. and Konami Digital Entertainment, Inc.

Employees

        As of December 31, 2010, we employed approximately 3,200 persons. The majority of our employee groups are not represented by labor unions. However, unions represent employees at our printing facilities in the United Kingdom, Australia, Chile, Canada and Sweden.

Government Regulation

General

        Lotteries, sports and other forms of wagering, and wide area gaming may be lawfully conducted only in jurisdictions that have enacted enabling legislation. In jurisdictions that currently permit various wagering activities, regulation is extensive and evolving but customarily includes some form of licensing or regulatory screening of an applicant and its applicable subsidiaries, as well as their officers and directors. Regulators in those jurisdictions review many facets of an applicant or holder of a license including, among other items, financial stability, integrity and business experience. We believe we are currently in substantial compliance with all regulatory requirements in the jurisdictions where we operate and, where appropriate, maintain obligations in our supply agreements with customers to allow us to monitor and help ensure ongoing compliance. Any failure to receive a material license or the loss of a material license that we currently hold could have a material adverse effect on our overall operations and financial condition.

        While we believe that our current and planned business activities comply with all applicable laws there can be no assurance that our activities or the activities of our customers will not become the subject of any regulatory or law enforcement proceeding or that any such proceeding would not have a material adverse impact on us or our business plans.

        We have developed and implemented an internal compliance program in an effort to ensure that we comply with legal requirements imposed in connection with our wagering-related activities, as well as legal requirements generally applicable to all publicly traded companies. The compliance program is run on a day-to-day basis by our Chief Compliance Officer with legal advice provided by our General Counsel and outside experts. The compliance program is overseen by the Compliance Committee of our Board of Directors, consisting of four outside directors. While we are firmly committed to full compliance with all applicable laws, there can be no assurance that such steps will prevent the violation of one or more laws or regulations, or that a violation by us or an employee will not result in the imposition of a monetary fine or suspension or revocation of one or more of our licenses.

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

        In the European Union, enforcement actions and pronouncements, statutory enactments and court decisions have raised questions about the ability of European national governments to grant or to maintain monopolies to lottery or other gaming providers or to limit extra-jurisdictional gaming where gaming is allowed in that country.

        Currently, the form of wagering is limited by jurisdictions and only through licensed wagering operators in certain jurisdictions. While we believe that we have developed the proper procedures and policies to comply with the requirements of these evolving laws and legal pronouncements, there can be no assurance that our activities or the activities of our customers will not become the subject of law enforcement proceedings or that any such proceedings would not have a material adverse impact on us or our business plans.

        From time to time we retain government affairs representatives in various U.S. and international jurisdictions to advise elected and appointed officials and the public concerning our views on lottery-and gaming-related legislation, to monitor such legislation and to advise us in our relations with lottery authorities.

Lottery Operations

        Currently, 45 U.S. jurisdictions, all the Canadian provinces, Mexico, China and many other foreign countries, including all countries in Europe, authorize lotteries. Lottery contracts and operations of lotteries both domestically and abroad are subject to extensive regulation. Although certain features of a lottery, such as the percentage of gross revenues that must be paid back to players in prize money, are usually set by legislation, the various lottery regulatory authorities generally exercise significant discretion, including the determination of the types of games played, the price of each wager, the manner in which the lottery is marketed and the selection of vendors for equipment, technology and services, and retailers of lottery products. Furthermore, laws and regulations applicable to lotteries in U.S. and foreign jurisdictions are subject to change, and the effect of such changes on our ongoing and potential operations cannot be predicted with certainty.

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

        The award of lottery contracts and ongoing operations of lotteries in international jurisdictions are also extensively regulated, although this regulation usually varies from that prevailing in the U.S. Restrictions are frequently imposed on foreign corporations seeking to do business in such jurisdictions and, as a consequence, we have in a number of instances allied ourselves with local companies when seeking foreign lottery contracts.

Wide Area Gaming

        The existing and emerging wide area gaming industry is governed by gaming regulations. Coin or voucher operated gambling devices offering electronic, video versions of spinning reels, poker, blackjack and similar games include VLTs, server-based gaming terminals, AWPs and SWPs. Sixteen U.S. states authorize wagering on VLTs at state regulated and licensed facilities. Although some states currently restrict VLTs to already existing wagering facilities (e.g., racetracks), others permit these devices to be placed at venues such as bars, restaurants, truck stops and other specifically licensed gaming facilities. In addition, all of the Canadian provinces and various other foreign countries have authorized VLTs.

        Companies that manufacture, sell or distribute VLTs or provide the central computer systems that monitor these devices are subject to various provincial, state, county and municipal laws and regulations. The primary purposes of these rules are (1) to ensure the responsibility, financial stability and character of companies involved and their officers and directors and stockholders through licensing requirements, (2) to ensure the integrity and randomness of the machines and (3) to prohibit the use of VLTs at unauthorized locations or for the benefit of undesirable individuals or entities.

        In the U.K., the Gambling Act of 2005 regulates, among other things, the type of licensed gaming activity that is carried out by operators, the licensing of the various types of venues for the conduct of licensed gaming activities, the categories and number of gaming machines allowed in each type of venue, the licensing and regulation of the supply and operation of those machines and the issuance of technical specifications and standards and specific licensing requirements for each category of gaming machines. These regulations allow for some expansion of gaming in controlled environments (including the establishment of a restricted number of additional casinos over and above those already licensed) and limits on the type of activities and number of gaming machines and gaming activities allowed in other venues. In 2010, the U.K. revenue and customs department completed a review of the SWP machine sector with a view to determining whether SWPs or any subset should be classified as gaming machines and be subject to the amusement machine license duty ("AMLD"). This review concluded that SWPs which introduce an element of chance which affects a player's chance of winning should be treated as gaming machines for regulatory purposes and be subject to AMLD. We believe that our Games Media SWP titles are properly classified and would not be subject to AMLD. Currently, a consultation process by the HM Revenue & Customs department in the U.K. is ongoing to consider the future of the AMLD and VAT regime on gaming machine profits. We cannot predict the outcome or what effect, if any, this consultation process will have on Games Media and Global Draw.

Executive Officers of the Company

        Certain information regarding each of our executive officers is set forth below.

Name	Age	Position
A. Lorne Weil	65	Chief Executive Officer and Chairman of the Board
David L. Kennedy	64	Executive Vice Chairman
Michael R. Chambrello	53	Chief Executive Officer—Asia-Pacific Region
Jeffrey S. Lipkin	40	Senior Vice President and Chief Financial Officer
Ira H. Raphaelson	57	Vice President, General Counsel and Secretary
Larry A. Potts	63	Vice President, Chief Compliance Officer and Director of Security
Robert C. Becker	51	Vice President and Treasurer
Stephen L. Gibbs	38	Vice President, Corporate Controller and Chief Accounting Officer
James B. Trask	60	Senior Vice President and President of Printed Products Group (SGI)
William J. Huntley	61	Senior Vice President and President of Lottery Systems Group (SGI)
Stephen Frater	58	Executive Chairman—Global Draw & Games Media
Steve W. Beason	49	Senior Vice President and Enterprise Chief Technology Officer (SGI)
James C. Kennedy	54	Senior Vice President and Chief Marketing Officer (SGI)

        A. Lorne Weil has been Chairman of the Board of Directors since October 1991. Mr. Weil became Chief Executive Officer in November 2010, a position he previously held from 1992 to 2008. Mr. Weil also served as President of the Company from August 1997 to June 2005. Mr. Weil was President of Lorne Weil, Inc., a firm providing strategic planning and corporate development services to high technology industries, from 1979 to November 1992. Previously, Mr. Weil was Vice President of Corporate Development at General Instrument Corporation, working with wagering and cable systems.

        David L. Kennedy was appointed to the position of Executive Vice Chairman in November 2010. Mr. Kennedy joined the Board of Directors of the Company in October 2009 as Vice Chairman. Mr. Kennedy also serves as Senior Executive Vice President of MacAndrews & Forbes Holdings Inc. and Vice Chairman of Revlon, Inc. Mr. Kennedy served as the President and Chief Executive Officer of Revlon from September 2006 through May 2009 and has held various senior management and senior financial positions with Revlon, the Coca-Cola Company, and affiliates during his 39-year business career. Mr. Kennedy is a director of Revlon, Inc. and Revlon Consumer Products Corporation.

        Michael R. Chambrello became Chief Executive Officer—Asia-Pacific Region in November 2010 after serving as Chief Executive Officer since January 2010. From July 2005 to December 2009, Mr. Chambrello was President and Chief Operating Officer. From November 2000 to June 2005, Mr. Chambrello was President and Chief Executive Officer of Environmental Systems Products Holdings Inc. ("ESP"), which provides vehicle emissions testing systems and services to government agencies. Prior to ESP he was Chief Executive Officer of Transmedia Asia Pacific, Inc. and Transmedia Europe Inc., which provide membership-based consumer and business services. Mr. Chambrello has over 20 years of lottery industry experience, having served as President of GTECH Corporation and Executive Vice President of GTECH Holdings Corporation.

        Jeffrey S. Lipkin currently serves as Senior Vice President and Chief Financial Officer of the Company. Mr. Lipkin joined the Company in April 2009 as Vice President and Chief Financial Officer. Prior to joining the Company, Mr. Lipkin was a Managing Director at Credit Suisse in the Media &

Telecom group within the Investment Banking division. Mr. Lipkin joined Credit Suisse in September 2003. Prior to Credit Suisse, Mr. Lipkin spent five years in the Investment Banking division at Merrill Lynch & Co and spent four years in public accounting with Coopers & Lybrand LLP.

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

        Stephen L. Gibbs has served as Vice President and Chief Accounting Officer since April 2006 and Corporate Controller since January 1, 2009. Mr. Gibbs joined Scientific Games Racing, LLC, a former subsidiary of the Company, in April 2005, as Vice President of Finance. Prior to joining the Company, Mr. Gibbs served as Manager of Accounting Research for The Coca-Cola Company from September 2004 to March 2005 and as Controller for TRX, Inc. from May 2004 to August 2004. Prior to that time, Mr. Gibbs served nine years in public accounting with the firms of Arthur Andersen LLP and Deloitte & Touche LLP.

        James B. Trask became President of the Printed Products Group in January 2011 and has served as Senior Vice President of SGI since 2008. Mr. Trask joined the Company in 2002 as Managing Director of its printed products operations in Europe, Middle East and Africa, based out of Leeds, England. Mr. Trask has over 33 years of experience in the lottery and gaming industries. Prior to joining the Company, Mr. Trask was president of Canadian Bank Note Lotteries group, a lottery systems provider based in Ottawa, Canada and owner of Creative Games International, Inc., a scratch lottery ticket printer in the United States. Prior to that time, Mr. Trask held various senior positions with Oberthur Gaming Technologies, responsible for operations, sales, marketing and new product development.

        William J. Huntley became President of the Lottery Systems Group in January 2011 and Senior Vice President of SGI in February 2011. Mr. Huntley was previously with the Company and its predecessor company for 37 years, including serving as President of Autotote Lottery Corporation from 1997 to 2000, President of the Systems Division of Scientific Games International, Inc. from 2000 to 2006, and President of Scientific Games Racing, LLC from 2006 to 2007. Mr. Huntley also served as Vice President of Autotote Systems, Inc. (which became Scientific Games Racing, LLC) from 1989 to 1997 and as Vice President of Operations of the Company from 1991 to 1994. From February 2009 to December 2010, Mr. Huntley served as a consultant to the Company.

        Stephen Frater has served as Executive Chairman of Global Draw and Games Media since March 2010. Mr. Frater served as Chairman and Chief Executive Officer of Global Draw and Games Media from July 2008 to March 2010. Mr. Frater joined the Company in 2006 as part of the Company's acquisition of Global Draw, serving as Managing Director of Global Draw. Mr. Frater has worked in the bookmaking industry for over 30 years. Mr. Frater co-founded Global Draw in 1997 and was instrumental in the establishment of its gaming business in the U.K. Prior to that, Mr. Frater co-founded Great Mark, which operated the Admiral Betting chain in the U.K. Prior to co-founding Great Mark and Global Draw, Mr. Frater worked for both the Mecca and William Hill groups as Head of Customer Relations.

        Steve W. Beason has served as Enterprise Chief Technology Officer since January 2011 and has served as Vice President since August 2005. Previously he served as Chief Technology Officer from August 2005 until January 2011 and President, Lottery Systems Group, from November 2006 to November 2010. Prior to joining the Company, Mr. Beason was Executive Director, Information Technology, of The Hong Kong Jockey Club managing a staff of nearly 400 information technology professionals.

        James C. Kennedy was appointed Chief Marketing Officer of the Company in January 2011. Since 2005, Mr. Kennedy has served as Senior Vice President of SGI, responsible for global lottery product marketing including in China, Europe and Latin America. In addition to his marketing responsibilities he also managed sales, customer service and creative service for all of the Company's North American lottery businesses. From 2000 to 2005, Mr. Kennedy served as Vice President of U.S. Sales for SGI and, prior to 2000, he served as President of SGI Retail Solutions. Prior to joining the Company, Mr. Kennedy was a Systems Engineer for Computer Task Group.

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

Risks Relating to Our Business

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

        We believe our principal competitors in the instant ticket lottery business have increased their production capacity, which is expected to increase pricing pressures in the instant ticket business and adversely affect our ability to win or renew instant ticket contracts or reduce the profitability of instant ticket contracts that we do win. Our domestic instant ticket business could also be adversely affected should additional foreign competitors in Canada export their lottery products to the U.S. or should other foreign competitors establish printing facilities in the U.S. or Canada to supply the U.S. We also compete in the international instant ticket lottery business with low-price, low-quality printers in a regulated environment where laws are being reinterpreted so as to create competition from non-traditional lottery vendors and products.

        We also face increased price competition in the online lottery business from our two principal competitors. Since late 2007, the lottery authorities in South Carolina, West Virginia, South Dakota, New Hampshire and Vermont awarded new online lottery contracts to our competitors. Our online lottery contracts with South Carolina, West Virginia and South Dakota terminated on November 15, 2008, June 27, 2009 and August 2, 2009, respectively, and our online lottery contracts with New Hampshire and Vermont terminated on June 30, 2010. During 2010, the lottery authority in Maine awarded a new online lottery contract to one of our competitors, which award was subsequently invalidated as a result of our protest. The competitor has appealed the protest ruling. There can be no assurance that the appeal will be denied, that our existing contract will be extended or that we will be the winning bidder under any reissued RFP.

        Pricing pressures and potential privatizations (including partial privatizations through private management agreements or otherwise) of some lotteries may also change the manner in which online and instant ticket contracts are awarded and the profitability of those contracts. Any future success of our lottery business will also depend, in part, on the success of the lottery industry in attracting and retaining players in the face of increased competition for these players' entertainment dollars, as well as our own success in developing innovative products and systems to achieve this goal. Our failure to achieve this goal could reduce revenues from our lottery operations. As a result of pressures on state and other government budgets, other forms of gaming may be legalized, which could adversely impact our business.

        Our gaming-related businesses face competition from other vendors and illegal operators, as well as changes in law and regulation that can affect our future profitability. In our prepaid phone card business, we are operating in a period of intense price-based competition, which is likely to continue to negatively affect our revenues and operating margins.

Unfavorable economic conditions may adversely affect our business and financial condition.

        Unfavorable general economic conditions have had and may continue to have a negative effect on our business and results of operations. We cannot fully predict the effects that the current economic slowdown will have on us as it also impacts our customers, vendors and business partners. However, we believe that the difficult economic conditions have contributed to reductions in spending on marketing by our customers and, in certain instances, less favorable terms under our contracts, as many of our customers face significant budget shortfalls and look to cut costs.

        We believe that the lottery and wide area gaming businesses are less susceptible to reductions in consumer spending than the destination gaming business (e.g., resort/casino venues, which are typically less accessible than lottery and wide area gaming retail outlets) and other parts of the consumer sector. However, we believe that declines in consumer spending have adversely impacted the lottery and wide area gaming businesses to some extent, and further declines will likely exacerbate these negative effects.

Our business is subject to evolving technology.

        The sales of all of our products and services are affected by changing technology, new legislation and evolving industry standards. Our ability to anticipate or respond to such changes and to develop and introduce new and enhanced products and services on a timely basis will be a significant factor in our ability to expand, remain competitive, attract new customers and retain existing contracts.

        We can give no assurance that we will achieve the necessary technological advances or have the financial resources needed to introduce new products or services on a timely basis or that we will otherwise have the ability to compete effectively in the industries we serve.

We are heavily dependent on our ability to renew our long-term contracts with our customers and we could lose substantial revenue and profits if we are unable to renew certain of our contracts.

        Generally, our customer contracts contain initial multi-year terms, with optional renewal periods held by the customer. Upon the expiration of a contract, including any extensions thereof, new contracts may be awarded through a competitive bidding process. Since late 2007, the lottery authorities in South Carolina, West Virginia, South Dakota, New Hampshire and Vermont have awarded new online lottery contracts to our competitors. Our revenue from our online contracts in these states represented approximately $23.0 million, or approximately 2%, of our total 2008 revenue. During 2010, the lottery authority in Maine awarded a new online lottery contract to one of our competitors, which award was subsequently invalidated as a result of our protest. The competitor has appealed the protest ruling. There can be no assurance that the appeal will be denied, that our existing contract will be extended or that we will be the winning bidder under any reissued RFP.

        We are also required by certain of our lottery customers to provide surety or performance bonds in connection with our contracts. There can be no assurance that we will continue to be able to obtain surety or performance bonds on commercially reasonable terms or at all. Our inability to provide such bonds would materially and adversely affect our ability to renew existing, or obtain new lottery contracts.

        There can be no assurance that our current contracts will be extended or that we will be awarded new contracts as a result of competitive bidding processes in the future. The termination, expiration or failure to renew one or more of our contracts could cause us to lose substantial revenues and profits, which could have an adverse effect on our ability to win or renew other contracts or pursue acquisitions or other growth initiatives. See the table in "Business—Contract Procurement" in Item 1 of this Annual Report on Form 10-K for additional information regarding the potential expiration dates of our U.S. lottery contracts.

We may not have sufficient cash flows from operating activities, cash on hand and available borrowings under our credit facilities to finance required capital expenditures under new contracts, service our indebtedness and meet our other cash needs. These obligations require a significant amount of cash.

        Our online lottery and server-based interactive gaming machine businesses generally require significant upfront capital expenditures for terminal assembly, software customization and implementation, systems and equipment installation and telecommunications configuration. Historically, we have funded these upfront costs through cash flows generated from operations, available cash on hand and borrowings under our credit facilities. Our ability to continue to procure new contracts will depend on, among other things, our then present liquidity levels or our ability to obtain additional financing on commercially reasonable terms. If we do not have adequate liquidity or are unable to obtain financing for these upfront costs on favorable terms or at all, we may not be able to bid on certain contracts, which could restrict our ability to grow and have a material adverse effect on our results of operations. Moreover, we may not realize the return on investment that we anticipate on new contracts due to a variety of factors, including lower than anticipated retail sales, higher than anticipated capital or operating expenses and unanticipated regulatory developments or litigation.

        As of December 31, 2010, we had total indebtedness of approximately $1,396.7 million, or approximately 75.5% of our total capitalization, consisting primarily of senior secured term loan and revolving credit facilities under our credit agreement and our senior subordinated notes. Our ability to make payments on and to refinance our indebtedness will depend on our ability to generate cash in the future. This, to some extent, is subject to general economic, financial, competitive, legislative, regulatory and other factors that are beyond our control.

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

Our credit facilities and the indentures governing our senior subordinated notes impose certain restrictions. Failure to comply with any of these restrictions could result in the acceleration of the maturity of our indebtedness. Were this to occur, we would not have sufficient cash to pay our accelerated indebtedness.

        The operating and financial restrictions and covenants in our debt agreements, including our credit facilities and the indentures governing our senior subordinated notes may adversely affect our ability to finance future operations or capital needs or to engage in new business activities. Our credit facilities and/or indentures restrict our ability to, among other thing:

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

  •
  transact with affiliates; and

  •
  alter the business we conduct.

        In addition, our credit facilities require us to maintain certain financial ratios. As a result of these covenants, we will be limited in the manner in which we can conduct our business, and may be unable to engage in favorable business activities or finance future operations or capital needs. Accordingly, these restrictions may limit our ability to successfully operate our business. A failure to comply with the restrictions contained in the credit facilities or the indentures, or to maintain the financial ratios required by the credit facilities, could lead to an event of default which could result in an acceleration of the indebtedness. See Note 8 (Long-Term and Other Debt) to our Consolidated Financial Statements for additional information regarding these financial ratios.

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

        We believe that our success depends, in part, on protecting our intellectual property in the U.S. and in foreign countries. Our intellectual property includes certain patents and trademarks relating to our instant ticket games and wagering systems, as well as proprietary or confidential information that is not subject to patent or similar protection. Our intellectual property protects the integrity of our games, systems, products and services, which is a core value of the industries in which we operate. For example, our intellectual property is designed to ensure the security of the printing of our instant lottery tickets and provide simple and secure validation of our lottery tickets. Competitors may independently develop similar or superior products, software, systems or business models. In cases where our intellectual property is not protected by an enforceable patent, such independent development may result in a significant diminution in the value of our intellectual property.

        There can be no assurance that we will be able to protect our intellectual property. We enter into confidentiality or license agreements with our employees, vendors, consultants and, to the extent legally permissible, our customers, and generally control access to, and the distribution of, our game designs, systems and other software documentation and other proprietary information, as well as the designs, systems and other software documentation and other information that we license from others. Despite our efforts to protect these proprietary rights, unauthorized parties may try to copy our gaming products, business models or systems, use certain of our confidential information to develop competing products, or develop independently or otherwise obtain and use our gaming products or technology, any of which could have a material adverse effect on our business. Policing unauthorized use of our technology is difficult and expensive, particularly because of the global nature of our operations. The laws of other countries may not adequately protect our intellectual property.

        There can be no assurance that our business activities, games, products and systems will not infringe upon the proprietary rights of others, or that other parties will not assert infringement claims against us. Any such claim and any resulting litigation, should it occur, could subject us to significant liability for damages and could result in invalidation of our proprietary rights, distract management, and/or require us to enter into costly and burdensome royalty and licensing agreements. Such royalty and licensing agreements, if required, may not be available on terms acceptable to us, or may not be available at all. In the future, we may also need to file or respond to lawsuits to defend the validity of our intellectual property rights and trade secrets, or to determine the validity and scope of the proprietary rights of others. Such litigation, whether successful or unsuccessful, could result in substantial costs and diversion of resources.

        We rely on products and technologies that we license from third parties. There can be no assurance that these third-party licenses, or the support for such licenses, will continue to be available to us on commercially reasonable terms, if at all.

Our business competes on the basis of the security and integrity of our systems and products.

        We believe that our success depends, in part, on providing secure products and systems to our vendors and customers. Attempts to penetrate security measures may come from various combinations of customers, retailers, vendors, employees and others. Our ability to monitor and ensure quality of our products is periodically reviewed and enhanced. Similarly, we constantly assess the adequacy of our security systems to protect against any material loss to any of our customers and the integrity of the product to end-users. There can be no assurance that our business will not be affected by a security breach or lapse, which could have a material adverse impact on our results of operations, business and/or prospects.

Our industry is subject to strict government regulations that may limit our existing operations and have a negative impact on our ability to grow.

        In the U.S. and many other countries, lotteries and other forms of wagering must be expressly authorized by law. Once authorized, such activities are subject to extensive and evolving governmental regulation. Moreover, such gaming regulatory requirements vary from jurisdiction to jurisdiction. Therefore, we are subject to a wide range of complex gaming laws and regulations in the jurisdictions in which we are licensed. Most jurisdictions require that we be licensed, that our key personnel and certain of our security holders be found suitable or be licensed, and that our products be reviewed and approved before placement. If a license, approval or finding of suitability is required by a regulatory authority and we fail to seek or do not receive the necessary approval, license or finding of suitability, then we may be prohibited from distributing our products for use in the particular jurisdiction. The regulatory environment in any particular jurisdiction may change in the future, and any such change could have a material adverse effect on our results of operations, business or prospects. Moreover, there can be no assurance that the operation of lotteries, video gaming machines, Internet gaming or other forms of lottery or wagering systems will be approved by additional jurisdictions or that those jurisdictions in which these activities are currently permitted will continue to permit such activities. There can be no assurance that law enforcement or gaming regulatory authorities will not seek to restrict our business in their jurisdictions or even institute enforcement proceedings. In addition, there can be no assurance that any instituted enforcement proceedings will be favorably resolved, or that such proceedings will not have a material adverse impact on our ability to retain and renew existing licenses or to obtain new licenses in other jurisdictions. Moreover, in addition to the risk of an enforcement action, we also potentially risk an impact on our reputation in the event of any potential legal or regulatory investigation whether or not we are ultimately accused of or found to have committed any violation.

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

        Some jurisdictions also require extensive personal and financial disclosure and background checks from persons and entities beneficially owning a specified percentage (typically 5% or more) of our equity securities. The failure of these beneficial owners to submit to such background checks and provide required disclosure could jeopardize the award of a lottery contract to us or provide grounds for termination of an existing lottery contract. Additional restrictions are often imposed by international jurisdictions in which we market our lottery systems on foreign corporations, such as us, seeking to do business in such jurisdictions. In light of these regulations and the potential impact on our business, our restated certificate of incorporation allows for the restriction of stock ownership by persons or entities who fail to comply with informational or other regulatory requirements under applicable gaming law, who are found unsuitable to hold our stock by gaming authorities or whose stock ownership adversely affects our ability to obtain, maintain, renew or qualify for a license, contract, franchise or other regulatory approval from a gaming authority. The licensing procedures and background investigations of the authorities that regulate our businesses and the amendment may inhibit potential investors from becoming significant stockholders or inhibit existing stockholders from retaining or increasing their ownership.

        We have developed and implemented an internal compliance program in an effort to ensure that we comply with legal requirements imposed in connection with our wagering-related activities, as well as legal requirements generally applicable to all publicly traded corporations. The compliance program is run on a day-to-day basis by our Chief Compliance Officer with legal advice provided by our General Counsel and outside experts. The compliance program is overseen by the Compliance Committee of our Board of Directors, consisting of four outside directors. There can be no assurance that such steps will prevent the violation of one or more laws or regulations, or that a violation by us or an employee will not result in the imposition of a monetary fine or suspension or revocation of one or more of our licenses.

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

        These joint ventures and strategic investments currently include LNS (which succeeded CLN as the holder of the concession to operate the instant ticket lottery in Italy that began on October 1, 2010), our joint ventures in China, RCN, our Northstar joint venture to act as the private manager of the Illinois lottery, our Sciplay joint venture with Playtech to deliver Internet gaming solutions to government-sponsored and other lotteries and certain other gaming operators and our equity investment in Sportech. We are party to other strategic agreements with Playtech relating to gaming machines that contemplate our use of and reliance on Playtech's back-end technology platform in international territories. Failure to timely migrate to the new back-end technology platform could result in Global Draw being unable to meet certain contract commitments, which could negatively impact our business, results of operations and prospects. We cannot assure you that we will be able to successfully develop and market Internet and land-based gaming products under our agreements with Playtech.

        Our Northstar joint venture, in which we are a 20% equity holder, was awarded the agreement to be the private manager for the Illinois lottery for a ten-year term following a competitive procurement, which agreement was executed on January 18, 2011 (the "PMA"). See "Business—Operational Overview—Printed Products—Northstar Lottery Group" in Item 1 of this Annual Report on Form 10-K. Operations under the PMA are scheduled to commence in 2011 following a transition period. On January 26, 2011, the Illinois Appellate Court upheld a constitutional challenge to the revenue statute that, among other things, amended the Illinois lottery law to facilitate the PMA, on grounds that the statute impermissibly addressed more than one subject. The Illinois Supreme Court subsequently granted a stay of the Appellate Court's decision pending the appeal to the Illinois Supreme Court by the State of Illinois. We cannot predict what effect, if any, the court decision, if it is not reversed by the Illinois Supreme Court or addressed through new authorizing legislation, will have on the validity of the PMA. If the PMA is ultimately invalidated, we may lose our investment in Northstar and our existing instant ticket supply agreement with the Illinois lottery may come up for re-bid.

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

        The failure to avoid the risks described above or other risks associated with such arrangements could have a material adverse effect on our business, financial condition and results of operations.

We may be required to recognize additional impairment charges.

        We assess our goodwill and other intangible assets and our long-lived assets as and when required by accounting principles generally accepted in the U.S. ("GAAP") to determine whether they are impaired. In 2010, we recorded asset impairment charges of approximately $17.5 million related to underperforming Lottery Systems contracts, $3.0 million of impairments related to obsolete equipment in Lottery Systems, $2.5 million of impairments related to obsolete equipment in Global Draw and $8.3 million of accelerated depreciation on existing platform technology due to Global Draw's migration to new platform technology. In 2009, we recorded asset impairment charges of approximately $24.7 million primarily related to underperforming Lottery Systems contracts. In 2008, we recorded approximately $76.2 million in impairment charges primarily related to the impairment of certain hardware and software assets and underperforming Lottery Systems contracts. Refer to the heading "Management's Discussion and Analysis of Financial Condition and Results of Operations—Critical Accounting Policies—Valuation of long-lived and intangible assets and goodwill" in Item 7 of this Annual Report on Form 10-K and Note 1 (Description of the Business and Summary of Significant Accounting Policies) and Note 4 (Property and Equipment) included in the Notes to Consolidated

Financial Statements, for additional discussion of impairment charges. We cannot predict the occurrence of impairments and there can be no assurance that we will not have to record additional asset impairment charges in the future.

Our inability to complete future acquisitions of gaming and related businesses and integrate those businesses successfully could limit our future growth.

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

        Our revenues can fluctuate due to seasonality in some components of our business. The summer season historically has been the weakest part of the year for certain parts of our lottery business, particularly where our revenues are tied to a percentage of retail sales such as under our CSP contracts. The fourth quarter is typically the weakest quarter for Global Draw due to reduced wagering during the holiday season. This adversely affects the amounts wagered and our corresponding service revenues.

        In addition, our revenues in our Lottery Systems Group can be somewhat dependent on the size of jackpots of lottery games such as Powerball and Mega Millions during the relevant period.

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

        In the Diversified Gaming Group, our Global Draw and Games Media businesses develop and source game content both internally and through third-party suppliers. Games Media also seeks to secure third-party brands for incorporation into its game content. We believe creative and appealing game content produces more revenue and net win for the gaming machine customers of these businesses and provides them with a competitive advantage, which in turn enhances the revenues of Global Draw and Games Media and their ability to attract new business or to retain existing business. In our lottery business, we believe that innovative gaming concepts and game content, such as multiplier games for our Lottery Systems Group and licensed brand game content for our Printed Products Group, can enhance the revenue of our lottery customers and distinguish us from our competitors. There can be no assurance that we will be able to sustain the success of our existing game content or effectively develop or obtain from third parties new and enhanced game content that will be widely accepted both by our customers and their end users.

We are dependent on our suppliers and contract manufacturers, and any failure of these parties to meet our performance and quality standards or requirements could cause us to incur additional costs or lose customers.

        Our production of instant lottery tickets, in particular, depends upon a continuous supply of raw materials, supplies, power and natural resources. Our operating results could be adversely affected by an interruption or cessation in the supply of these items or a serious quality assurance lapse.

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

        We are a global business and derive a substantial and growing portion of our revenue and profits from operations outside the United States. In the year ended December 31, 2010, we derived approximately 47% of our revenue from our customers outside the United States. Our operations in foreign jurisdictions subject us to risks customarily associated with such operations, including:

  •
  the complexity of foreign laws, regulations and markets;

  •
  the impact of foreign labor laws and disputes;

  •
  other economic, tax and regulatory policies of local governments; and

  •
  the ability to attract and retain key personnel in foreign jurisdictions.

        Additionally, foreign taxes paid by our foreign subsidiaries and joint ventures on their earnings may not be recovered against our U.S. tax liability. At December 31, 2010, we had a deferred tax asset for our foreign tax credit ("FTC") carry forward of approximately $33.7 million. Although we will continue to explore tax planning strategies to use all of our FTC, at December 31, 2010, we established a valuation allowance of approximately $33.7 million against the FTC deferred tax asset to reduce the asset to the net amount that our management estimates is "more likely than not" to be realized.

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

        In particular, our investment in LNS (which succeeded CLN as the holder of the concession to operate the instant ticket lottery in Italy beginning on October 1, 2010) is a minority investment in a joint venture whose largest equity holder is Lottomatica, and, although certain corporate actions require our prior consent, we do not control decisions relating to the governance of LNS.

        Through our joint ventures and wholly owned foreign enterprises, we have lottery-related investments and business operations in China, from which we expect to derive a growing portion of income. Our business and results of operations in China are subject to a number of risks, including risks relating to competition in China, our ability to finance our operations in China, the complex regulatory environment in China, the political climate in China, the Chinese economy and our joint venture and other business partners in China. Two of our joint ventures are with locally based state-owned enterprises, which can potentially heighten the joint venture-related risks described above relating to inconsistency of business interests and disputes.

        We anticipate that continued lottery related growth in China depends in part on sustained demand for lottery tickets at higher price points, as well as continued expansion of the retailer network and optimization of retailer inventories. There can be no assurance that lottery ticket demand will be sustained at higher price points, and we cannot predict the rate of retailer expansion or the extent of inventory optimization.

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

        In August 2004, MacAndrews & Forbes Holdings Inc. was issued approximately 25% of our outstanding common stock in connection with its conversion of our then outstanding Series A Convertible Preferred Stock. According to an amendment to Schedule 13D filed with the SEC on December 9, 2010, this holder beneficially owns 30,700,737 shares of our common stock, or approximately 33.5% of our currently outstanding common stock. Such holder is entitled to appoint up to four members of our Board of Directors under a stockholders' agreement with us, as supplemented, which we originally entered into with holders of the Series A Convertible Preferred Stock, and certain actions of the Company require the approval of such holder. As a result, this holder has the ability to exert significant influence over our business and may make decisions with which other stockholders may disagree, including, among other things, delaying, discouraging or preventing a change of control of the Company or a potential merger, consolidation, tender offer, takeover or other business combination.

If certain of our key personnel leave us, our business will be significantly adversely affected.

        We depend on the continued performance of A. Lorne Weil, our Chairman and Chief Executive Officer, and Michael Chambrello, Chief Executive Officer—Asia-Pacific Region, as well as the members of our senior management team. Messrs. Weil and Chambrello have extensive experience in the lottery and gaming industry and have contributed significantly to the growth of our business. We rely on Mr. Weil's overall strategic vision and his direction on business development projects, including mergers and acquisitions. We rely on Mr. Chambrello to maintain and grow our China business. If we lose their services or any of our other senior officers and cannot find suitable replacements for such persons in a timely manner, it could have a material adverse effect on our business. Mr. Weil has an employment agreement that is scheduled to expire at the end of 2015. Mr. Chambrello has an employment agreement that is scheduled to expire at the end of 2013.

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

        Our business subjects us to contract penalties and risks of litigation, including due to potential allegations that we have not fully performed under our contracts or that goods or services we supply are defective in some respect. Litigation is pending in Colombia arising out of the termination of certain Colombian lottery contracts in 1993. An agency of the Colombian government has asserted claims against certain parties, including our subsidiary, SGI, which owned a minority interest in Wintech de Colombia S.A., or Wintech (now liquidated), the former operator of the Colombian national lottery. The claims are for, among other things, contract penalties, interest and the costs of a bond issued by a Colombian surety. For additional information regarding this litigation, see "Legal Proceedings" in Item 3 of this Annual Report on Form 10-K. There can be no assurance that this litigation will not be finally resolved adversely to us or result in material liability.

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

        Certain of our employees are represented by unions, including employees at our printing facilities in Australia, Canada, Chile and the United Kingdom. There can be no assurance that we will not encounter any conflicts or strikes with any labor union that represents our employees, which could have an adverse effect on our business or results of operations, could cause us to lose customers or could cause our customers' operations to be affected and might have permanent effects on our business.

The price of our common stock has been volatile and may continue to be volatile.

        Our stock price may fluctuate in response to a number of events and factors, such as, variations in operating results, actions by various regulatory agencies, litigation, financial estimates and recommendation by securities analysts, rating agency reports, performance of other companies that investors or security analysts deem comparable to us, news reports relating to our business, our markets or general market conditions. During the 52-week period ended February 25, 2011, our stock price fluctuated between a high of $17.01 and a low of $6.58. This significant stock price fluctuation may make it more difficult for our stockholders to sell their common stock when they want and at prices they find attractive.

ITEM 1B.    UNRESOLVED STAFF MATTERS

        No disclosure required pursuant to this Item.

ITEM 2.    PROPERTIES

        Domestically, Scientific Games occupies approximately 972,000 square feet of space throughout the United States and Puerto Rico in support of operations. Our principal facilities include approximately 355,000 square feet of owned space (subject to mortgage encumbrance) in Alpharetta, Georgia for administrative and operations offices, a manufacturing plant and warehouse space and approximately 23,000 square feet of leased office space in New York, New York for our corporate offices.

        Internationally, Scientific Games occupies approximately 964,000 square feet of space in support of operations. Our principal facilities supporting administrative and operations offices and manufacturing and warehouse space for the Printed Products Group include approximately 150,000 square feet owned in Leeds, England, approximately 119,000 square feet owned in Montreal, Canada, approximately 47,000 square feet owned in Santiago, Chile and approximately 49,000 square feet leased in Sydney, Australia. Additionally, there are approximately 20,000 square feet leased in Ballymahon, Ireland for a manufacturing plant and warehouse space and approximately 71,000 square feet of leased space in Austria for administrative and operations offices.

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

        On August 5, 2008, Jerry Jamgotchian, individually and on behalf of all others similarly situated in California, Connecticut, Delaware, Indiana, Iowa, Louisiana, Maryland, Michigan, New York, New Jersey, Ohio, Pennsylvania, Texas or Wisconsin, brought a purported class action lawsuit in the United States District Court for the Central District of California against the Company, SGI and Scientific Games Racing, LLC relating to a software glitch affecting a type of wager known as "Quick Pick" offered on certain of Scientific Games Racing's pari-mutuel wagering terminals. The complainant sought among other things, class certification and damages in excess of $5.0 million on behalf of a purported class of persons who "bought 'Quick Pick' wagering tickets through Scientific Games' computerized pari-mutuel wagering system" from July 1, 2007 until June 2, 2008 in the above-mentioned states. On October 22, 2008, our motion to dismiss the Jamgotchian lawsuit was granted by the court, without leave to refile. The United States Court of Appeals for the Ninth Circuit upheld the district court's dismissal of the case on March 23, 2010.

ITEM 4.    RESERVED

 PART II

ITEM 5.    MARKET FOR REGISTRANT'S COMMON EQUITY, RELATED STOCKHOLDER MATTERS AND ISSUER PURCHASES OF EQUITY SECURITIES

        Our outstanding common stock is listed for trading on the Nasdaq Global Select Market under the symbol "SGMS". The following table sets forth, for the periods indicated, the range of high and low sales prices of our Class A common stock.

	Sales Price of Scientific Games Common Stock
	High	Low
Fiscal Year 2010 (January 1, 2010-December 31, 2010)
First Quarter	$17.01	$13.22
Second Quarter	$15.09	$9.18
Third Quarter	$11.99	$9.04
Fourth Quarter	$10.09	$6.58
Fiscal Year 2009 (January 1, 2009-December 31, 2009)
First Quarter	$19.47	$10.14
Second Quarter	$20.16	$11.77
Third Quarter	$18.81	$13.30
Fourth Quarter	$19.29	$12.78

        On February 24, 2011, the last reported sale price for our common stock on the Nasdaq Global Select Market was $8.94 per share. There were approximately 1,062 holders of record of our common stock as of February 24, 2011.

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

        On May 10, 2010, our Board of Directors approved a stock repurchase program under which we are authorized to repurchase, from time to time in the open market, shares of our outstanding common stock in an aggregate amount up to $200.0 million. The program expires on December 31, 2011.

        Repurchases for the fourth quarter ended December 31, 2010 are reflected on the following table:

Period	Total Number of Shares Purchased (1)	Weighted Average Price Paid per Share	Total Number of Shares Purchased as Part of Publicly Announced Plans or Programs	Approximate Dollar Value of Shares that May Yet Be Purchased Under the Plans or Programs (2)
10/1/2010–10/31/2010	16,839	$9.28	—	$173.7 million
11/1/2010–11/30/2010	—	$—	—	$173.7 million
12/1/2010–12/31/2010	27,057	$9.01	—	$173.7 million

Total	43,896	$9.12	—	$173.7 million

(1)
There were no shares purchased as part of the publicly announced repurchase program during the three months ended December 31, 2010. The activity in this column reflects 43,896 shares acquired from employees to satisfy the withholding taxes associated with the vesting of restricted stock units during the three months ended December 31, 2010.

(2)
The $200 million stock repurchase program, which expires on December 31, 2011, was publicly announced on May 10, 2010.

        On June 1, 2010, the remaining $9.9 million in aggregate principal amount of our 0.75% convertible senior subordinated debentures due 2024 (the "Convertible Debentures") was repurchased or redeemed at a price equal to 100% of the aggregate principal amount thereof, together with accrued but unpaid interest thereon. In connection with the repurchase and redemption, we unwound the corresponding remaining portion of the bond hedge and warrant option that we had purchased to mitigate the potential dilution from conversion of the Convertible Debentures.

Shareholder Return Performance Graph

        The following graph compares the cumulative total stockholder return over the five-year period ended December 31, 2010 of our common stock, the Nasdaq Composite Index and an index of peer group companies that operate in industries or lines of business similar to ours.

        The peer group index consists of Bally Technologies, Inc. (New York Stock Exchange ("NYSE"): BYI), International Game Technology (NYSE: IGT), WMS Industries Inc. (NYSE: WMS), Multimedia Games, Inc. (Nasdaq Global Select Market: MGAM), Aristocrat Leisure Limited (Australian Securities Exchange: ALL), Lottomatica (Borsa Italiana S.p.A.: LTO), Intralot SA (Athens Stock Exchange: INLOT), Pollard Banknote Limited (Toronto Stock Exchange: PLB.UN-TO) and Playtech Limited (LSE: PTEC). This peer group index is comprised of the same companies as the peer group index that was used in our Annual Report on Form 10-K for the year ended December 31, 2009, with the exception of Inspired Gaming Group Limited (formerly known as Inspired Gaming Group PLC), whose shares were delisted from the London Stock Exchange in 2010 upon its acquisition by a private equity firm.

        The companies in each peer group have been weighted based on their relative market capitalization each year. The graph assumes that $100 was invested in our common stock, the Nasdaq Composite Index and the peer group index at the beginning of the five-year period and that all dividends were reinvested. The comparisons are not intended to be indicative of future performance of our common stock.

COMPARISON OF 5 YEAR CUMULATIVE TOTAL RETURN*

*$100 invested on December 31, 2005 in stock or index, including reinvestment of dividends.

	12/31/05	12/31/06	12/31/07	12/31/08	12/31/09	12/31/10
Scientific Games Corporation	100.00	110.81	121.88	64.30	53.34	36.51
NASDAQ Composite Index	100.00	111.74	124.67	73.77	107.12	125.93
Peer Group Index	100.00	148.92	153.93	61.86	83.99	76.63

ITEM 6.    SELECTED FINANCIAL DATA

        Selected financial data presented below as of and for the years ended December 31, 2010, 2009, 2008, 2007 and 2006 have been derived from our audited consolidated financial statements. The following financial information reflects the acquisitions and dispositions of certain businesses from 2006 through 2010, including the acquisition of substantially all of the online lottery assets of EssNet AB on March 22, 2006, the acquisition of the Shoreline Greyhound Park and Simulcast Facility on April 5, 2006, the acquisition of Global Draw on April 20, 2006, the acquisition of Games Media on December 22, 2006, the acquisition of International Lotto Corp., SRL on December 28, 2006, the sale of our racing communications business and its 70% interest in NASRIN, our data communications business, to RCN in exchange for a 29.4% interest in the RCN consolidated business on February 28, 2007, the acquisition of Oberthur Gaming Technologies on May 1, 2007, the acquisition of Sceptre Leisure Solutions Limited assets on April 19, 2010, the acquisition of substantially all of GameLogic's assets on August 5, 2010 and the disposition of the Racing Business on October 5, 2010. This data should be read in conjunction with "Management's Discussion and Analysis of Financial Condition and Results of Operations," in Item 7 of this Annual Report on Form 10-K and our Consolidated Financial Statements and the Notes thereto included in Item 8 of this Annual Report on Form 10-K.

 FIVE YEAR SUMMARY OF SELECTED FINANCIAL DATA
(in thousands, except per share amounts)

	Year Ended December 31,
	2010(c)	2009(d)	2008(e)	2007(f)	2006(g)
Revenue:
Instant tickets	$465,090	$453,238	$548,308	$498,179	$388,841
Services	363,138	410,014	451,664	424,236	402,963
Sales	54,271	64,497	118,857	124,289	105,426

Total Revenue	882,499	927,749	1,118,829	1,046,704	897,230

Operating expenses:
Cost of instant tickets (1)	270,787	270,836	331,501	283,924	199,006
Cost of services (1)	206,034	234,093	263,284	237,509	233,007
Cost of sales (1)	38,045	44,539	85,856	90,347	77,934
Selling, general and administrative (a)	158,500	168,248	184,213	165,080	143,105
Write-down of assets held for sale	8,029	54,356	—	—	—
Employee termination costs	602	3,920	13,695	3,642	12,622
Depreciation and amortization	141,766	151,784	218,643	160,366	106,006

Operating income (loss)	58,736	(27)	21,637	105,836	125,550

Other (income) expense:
Interest expense	101,613	87,498	78,071	70,772	54,843
Equity in earnings of joint ventures (b)	(49,090)	(59,220)	(58,570)	(41,252)	(7,900)
Early extinguishment of debt	2,932	(4,829)	2,960	—	—
Other expense (income), net	8,594	2,856	(4,691)	(2,050)	(767)

	64,049	26,305	17,770	27,470	46,176

Income (loss) before income taxes	(5,313)	(26,332)	3,867	78,366	79,374
Income tax expense	143,888	13,547	8,352	25,211	24,113

Net income (loss)	(149,201)	(39,879)	(4,485)	53,155	55,261

Basic and diluted net income (loss) per share:
Basic net income (loss)	$(1.61)	$(0.43)	$(0.05)	$0.57	$0.61

Diluted net income (loss)	$(1.61)	$(0.43)	$(0.05)	$0.55	$0.58

Weighted average number of shares used in per share calculations:
Basic shares	92,666	92,701	92,875	92,566	91,066

Diluted shares	92,666	92,701	92,875	95,996	94,979

(1) Exclusive of depreciation and amortization.
Selected balance sheet data (end of period)
Total assets	$2,151,538	$2,291,792	$2,182,453	$2,098,786	$1,757,938
Total long-term debt, including current installments	1,396,690	1,367,063	1,239,467	1,043,938	870,144
Stockholders' equity	452,658	619,758	595,829	693,591	572,663
Ratio of earnings to fixed charges	0.5x	0.1x	0.4x	1.5x	2.2x

        The following notes are an integral part of these selected historical consolidated financial data.

(a)
Includes $22,807, $34,589, $34,122, $25,312 and $18,100 in stock-based compensation expense in 2010, 2009, 2008, 2007 and 2006, respectively.

(b)
Includes income of $39,434, $49,730, $51,700, $37,655 and $8,266 in 2010, 2009, 2008, 2007 and 2006, respectively, for our 20% interest in CLN (or its successor, LNS). Includes income of $3,522, $2,991, $3,923 and $3,330 in 2010, 2009, 2008 and 2007, respectively, for our 29.4% interest in RCN. Includes income of approximately $4,806 and $4,502 in 2010 and 2009, respectively, and a loss of $428 in 2008 from our 49% interest in CSG. Includes income of approximately $2,027, $2,427, $3,433 and $290 in 2010, 2009, 2008 and 2007, respectively, from our 50% interest in Guard Libang. Includes a loss of $314 in 2010 from our 20% interest in Sportech. Includes a loss of $481 in 2010 from our 50% interest in Sciplay. See Note 16 (Equity Investments in Joint Ventures) to our Consolidated Financial Statements for additional information regarding our joint ventures.

(c)
Includes a write-down of assets held for sale of approximately $8,000 resulting from our strategic decision to sell the Racing Business and a loss upon completion of the sale of the Racing Business of $361. Depreciation and amortization includes approximately $17,500 of impairment charges related to underperforming Lottery Systems contracts, approximately $8,300 related to the abandonment of our existing Global Draw platform technology to migrate to new platform technology and approximately $5,500 related to the write-off of obsolete Lottery Systems and Global Draw equipment. Includes a loss on early extinguishment of long-term debt of $2,932 related to the repurchase and redemption of our 6.25% senior subordinated notes due 2012 (the "2012 Notes") and the repayment of a portion of the term loan under our credit agreement. Other expense (income) includes approximately $12,559 net loss on foreign currency forward contracts related to the Italian instant ticket tender process. Income tax expense reflects a valuation allowance recorded in 2010 of $149,600.

(d)
Includes a write-down of assets held for sale of approximately $54,400 resulting from our strategic decision to sell our Racing Business. Depreciation and amortization includes approximately $24,700 in asset impairment charges as a result of underperforming Lottery Systems contracts. Selling, general and administrative expense reflects approximately $3,800 in due diligence costs in connection with potential acquisitions, approximately $3,000 of restructuring advisory fees, $2,000 of CEO retirement costs and approximately $2,600 of professional fees related to the Italian instant ticket tender process. Includes a gain on early extinguishment of debt of approximately $4,500 related to the repurchase of our Convertible Debentures and 2012 Notes during 2009.

(e)
Includes $13,700 of employee termination costs in 2008. Depreciation and amortization includes approximately $76,200 in impairment charges in 2008 primarily related to the impairment of certain hardware and software assets in the Printed Products Group ($6,400), the Lottery Systems Group ($64,100), the Diversified Gaming Group ($2,600) and from our corporate headquarters ($3,100) as a result of certain underperforming Lottery Systems contracts and the write-off of other impaired hardware. Cost of services includes contract loss accruals on Lottery Systems contracts in 2008 ($7,800). Selling, general and administrative expense includes a charge of approximately $4,400 in 2008 as a result of the earn-out in connection with our acquisition of Global Draw. Includes early extinguishment of long-term debt of $2,960 reflecting the write-off of unamortized deferred financing fees related to our old credit agreement, which was terminated and replaced with a new credit agreement. See Note 8 (Long-Term and Other Debt) to our Consolidated Financial Statements for more information regarding our credit agreement.

(f)
Depreciation and amortization includes approximately $26,300 in impairment charges resulting from the rationalization of our global Printed Products Group operations during 2007. Selling, general and administrative expense includes approximately $2,800 in charges resulting from the agreement we entered into during the fourth quarter of 2007 for the sale of our lottery operations in Peru, approximately $3,600 in charges related to a reduction in personnel that occurred in Germany during the fourth quarter of 2007 and income of approximately $3,900 during the fourth quarter of 2007 as a result of the reversal of an EssNet warranty reserve.

(g)
Depreciation and amortization includes approximately $9,700 related to pari-mutuel asset impairment charges in 2006. Includes approximately $12,600 in employee termination costs in 2006.

ITEM 7.    MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

        The following Management's Discussion and Analysis (this "MD&A") is intended to enhance the reader's understanding of our operations and current business environment. This MD&A should be read in conjunction with the description of our business (Item 1 of this Annual Report on Form 10-K) and our consolidated financial statements and notes thereto (Item 8 of this Annual Report on Form 10-K).

        This MD&A also contains forward-looking statements and should also be read in conjunction with the disclosures and information contained under "Forward-Looking Statements" at the beginning of this Annual Report on Form 10-K and "Risk Factors" (Item 1A of this Annual Report on Form 10-K).

        As used in this MD&A, the terms "we," "us," "our" and the "Company" mean Scientific Games Corporation together with its consolidated subsidiaries.

Overview

Introduction

        We are a leading global supplier of products and services to lotteries and a leading provider of gaming technology and content to other gaming operators worldwide. We also gain access to technology and pursue global expansion through strategic joint ventures and minority equity investments.

        We report our operations in three business segments: Printed Products Group; Lottery Systems Group; and Diversified Gaming Group.

        Our revenue is segregated into three categories: instant ticket revenue, service revenue and sales revenue. Instant ticket revenue includes revenue related to our instant ticket fulfillment/services businesses, including our MDI business. Revenue generated from our Lottery Systems business (including revenue from the validation of instant tickets), our wide area gaming business and the legacy Racing Business is categorized as service revenue. Revenue generated from our sales of lottery systems and terminals and phone cards, which are typically non-recurring in nature and not subject to multi-year supply agreements, is categorized as sales revenue.

        For the year ended December 31, 2010, we derived approximately 47% of our revenue from our customers outside of the U.S. and were affected by fluctuations in foreign currency exchange rates. The foreign currencies to which we are most exposed are the British Pound Sterling and Euro. Foreign currency exchange rate fluctuations increased our revenues by approximately $2.9 million in the year ended December 31, 2010.

        The discussion below highlights certain known trends, demands, commitments, events and uncertainties that have affected our recent financial and operating performance and/or may affect our future financial and operating performance in our three business segments.

Printed Products Group

        Our Printed Products Group is primarily comprised of our global instant ticket and related services businesses, which include ticket design and manufacturing as well as value-added services such as game design, sales and marketing support, specialty games and promotions, inventory management and warehousing and fulfillment services. We also provide lotteries with cooperative service partnerships, or CSPs, under which we provide an extended suite of services to help our customers efficiently and effectively manage their operations to achieve higher profitability. The Printed Products Group includes MDI, a leading provider of licensed games, promotional entertainment and Internet services to the lottery industry. The Printed Products Group also includes our interest in LNS, our joint venture that holds the concession to operate the Gratta e Vinci instant ticket lottery in Italy, our interest in Northstar, our joint venture that was awarded the private management agreement for the Illinois lottery in 2010 (executed in January 2011) and our interest in CSG, our instant ticket printing joint venture in China. See Note 16 (Equity Investments in Joint Ventures) to our Consolidated Financial Statements for additional information regarding our equity interest in LNS (and its predecessor, CLN), Northstar and CSG.

        Based on third-party data, our customers' total instant ticket lottery retail sales in the U.S. increased approximately 3% in 2010 compared to the prior year due in part to the launch of new instant ticket lotteries in Arkansas and Puerto Rico in late 2009.

        We believe we are likely to continue to experience a highly competitive procurement environment for instant ticket contracts, which could lead to further contract rate reductions and/or additional service requirements in connection with re-bids, extensions and renewals of our domestic and international instant ticket and CSP contracts. In 2011, a number of U.S. instant ticket and CSP contracts are due to come up for re-bid. See the table in "Business—Contract Procurement" in Item 1 of this Annual Report on Form 10-K for additional information regarding the scheduled expiration dates of our U.S. lottery contracts. Our strategy to counter-balance these industry trends includes working with our lottery customers to grow their sales through a variety of methods including launching new products, implementing innovative marketing tools and expanding retail distribution. See "Business—Company Strategy" in Item 1 of this Annual Report on Form 10-K.

        Our LNS joint venture (as successor to our CLN joint venture) commenced operations under the new concession to operate the Italian instant ticket lottery on October 1, 2010. Under the new concession, we are the primary supplier of instant lottery tickets for the joint venture, as we were under the prior concession. In the fourth quarter of 2010, we supplied approximately 85% of the total instant tickets supplied to LNS, which was approximately 10% less than the volume that we supplied to CLN in recent years. Over the life of the new concession, we expect that we will supply no less than 80% of LNS' instant ticket requirements. In October 2010, we paid to LNS the final of two upfront payments associated with the new concession. The upfront fees associated with the new concession will be amortized by LNS (anticipated to be approximately €89 million per year of the new concession), which will reduce our equity in earnings of joint ventures. Our share of the amortization is expected to be approximately €18 million per year on a pre-tax basis. In light of the corporate structure of LNS, under applicable accounting rules, we will record our equity in earnings of LNS on an after-tax basis, which will impact the comparability of our results of operations from our Italian joint venture since we recorded our equity in earnings of CLN on a pre-tax basis.

        Retail sales of the Italian instant ticket lottery have improved from approximately $18.5 million per week at the commencement of our joint venture's operations in 2004 to approximately $238.4 million per week during 2010. However, retail sales of instant tickets in Italy during 2010 declined by approximately 1%, which we believe was due in part to the uncertainty relating to the results of the tender process for the new concession to operate the Italian instant ticket lottery. Now that the uncertainty regarding the tender process is over, we believe that LNS will be able to devote more time and attention to executing its marketing and retail expansion strategies. We saw the early success of these strategies in the fourth quarter of 2010 as retail sales rebounded approximately 1% year-over-year.

        Our Northstar joint venture, in which we are a 20% equity holder, was awarded the agreement to be the private manager for the Illinois lottery for a ten-year term following a competitive procurement, which agreement was executed on January 18, 2011 (the "PMA"). As the private manager, Northstar will, subject to the oversight of the Illinois lottery, manage the day-to-day operations of the Lottery including lottery game development and portfolio management, retailer recruitment and training, supply of goods and services and overall marketing strategy. See "Business—Operational Overview—Printed Products—Northstar Lottery Group" in Item 1 of this Annual Report on Form 10-K. Operations under the PMA are scheduled to commence in 2011 following a transition period. On January 26, 2011, the Illinois Appellate Court upheld a constitutional challenge to the revenue statute that, among other things, amended the lottery law to facilitate the PMA, on grounds that the statute impermissibly addressed more than one subject. The Illinois Supreme Court subsequently granted a stay of the Appellate Court's decision pending the appeal to the Illinois Supreme Court by the State of Illinois. We cannot predict what effect, if any, the court decision, if it is not reversed by the Illinois Supreme Court or addressed through new authorizing legislation, will have on the validity of the PMA. If the PMA is ultimately invalidated, we may lose our investment in Northstar and our existing instant ticket supply agreement with the Illinois lottery may come up for re-bid.

Lottery Systems Group

        Our Lottery Systems Group provides customized computer software, software support, equipment and data communication services to lotteries. The Lottery Systems Group also provides lotteries with transaction processing software for the accounting and validation of both instant and online lottery games, point-of-sale terminals, VLTs, central site computers, communications technology, and ongoing support and maintenance for these products. We are also the exclusive instant ticket validation network provider to the China Sports Lottery. The Lottery Systems Group also includes our interest in Guard Libang. See Note 16 (Equity Investments in Joint Ventures) to our Consolidated Financial Statements for additional information regarding our equity interest in Guard Libang.

        Based on third-party data, Lottery Systems customers' retail sales in the U.S. decreased approximately 2% in 2010 compared to 2009. Our Lottery Systems Group has been subject to the same intense price-based competition to which our Printed Products Group is subject. Lottery Systems Group revenue decreased 8% in 2010 compared to 2009 reflecting the loss of a number of our lottery contracts or renewal at less favorable pricing terms and/or with increased product and service requirements. Since late 2007, the lotteries in South Carolina, West Virginia, South Dakota, New Hampshire and Vermont awarded new online lottery contracts to other vendors. Our online lottery contracts with South Carolina, West Virginia and South Dakota terminated on November 15, 2008, June 27, 2009 and August 2, 2009, respectively, and our online lottery contracts with New Hampshire and Vermont each terminated on June 30, 2010.

        During 2010, the lottery authority in Maine awarded a new online lottery contract to one of our competitors, which award was subsequently invalidated as a result of our protest. The competitor has appealed the protest ruling. Although we believe that the appeal will be denied and that, during the appeal, Maine will extend our existing contract and issue a revised RFP, there can be no assurance that the appeal will be denied, that our existing contract will be extended or that we will be the winning bidder under any reissued RFP.

        During 2009, the Indiana lottery awarded us an online lottery contract that began in 2010. In 2010, we were awarded the lottery systems contract in Iowa, which is scheduled to commence in July 2011.

        In early 2010, U.S. lotteries began cross-selling the multi-state Powerball and Mega Millions lottery games, enabling players in many lottery states to play a big jackpot game four days a week. Going forward, we believe that lottery directors are considering differentiating price points for these two games, as well as potentially launching a new game at a $5 price point. We believe that such initiatives, if implemented, would likely result in higher retail sales in the U.S. lottery systems business.

        We have recently seen an increase in bidding opportunities to provide central monitoring and control systems for video gaming networks, particularly in jurisdictions in North America, as these jurisdictions pursue VLTs as an opportunity to address budget deficits. We believe that this could be an attractive growth opportunity for the Company in the coming years.

        In China, instant ticket retail sales of the China Sports Lottery increased approximately 8% in 2010 compared to 2009. The year-over-year increase was less than anticipated due in part to increased competition from the CWL, including its ability to increase the average sales price of its tickets, and its exclusive right to sell instant tickets at the Shanghai World Expo from May 2010 through October 2010. We also experienced increased competition from sports wagering games during the World Cup in 2010.

We are focused on accelerating growth of our business through higher price point instant tickets, expansion of the retailer and validation network, the introduction of tickets with licensed brands, the pursuit of additional distribution channels (e.g., mobile phones) and the launch of an advertising campaign to build brand awareness. Given the performance in China relative to our expectations, we have recently devoted more senior management time and personnel to better capitalize on the opportunities in China.

        The rate we receive on retail sales under our China instant ticket validation contract decreased by 0.2% in January 2011 and is scheduled to decrease by an additional 0.1% in January 2012 and an additional 0.1% in January 2014. To the extent we are not able to offset these rate reductions by retail sales growth, our revenue and gross margin from this contract will be adversely affected.

Diversified Gaming Group

        Our Diversified Gaming Group provides services and systems to private and public operators in the wide area gaming industry, including server-based gaming machines. The Diversified Gaming Group includes Global Draw, a leading supplier of wide area gaming machines, server-based gaming systems and game content to licensed bookmakers primarily in betting shops in the U.K., and Games Media, a supplier of gaming terminals and content to U.K. pub operators. The Diversified Gaming Group also includes our equity interests in RCN, Sportech and Sciplay. See Note 16 (Equity Investments in Joint Ventures) to our Consolidated Financial Statements for additional information regarding our equity interests in RCN, Sportech and Sciplay.

        The Diversified Gaming Group included the Racing Business prior to its sale on October 5, 2010 to Sportech. Upon the closing of the transaction, we received approximately $33 million in cash and 39.7 million ordinary shares of Sportech stock (the "Consideration Shares"), representing approximately 20% of the outstanding shares of Sportech as of the closing of the transaction. The Consideration Shares were valued at approximately $26.3 million based on the closing price of Sportech stock on October 4, 2010. Sportech also agreed to make an additional cash payment to us on September 30, 2013 of approximately $10 million. In addition, if the Racing Business under Sportech's ownership achieves certain performance targets over the three-year period following the closing of the transaction, we will be entitled to an additional cash payment of up to $8 million. Due to the Company's continued involvement with Sportech, including our equity interest in Sportech, the disposal of the Racing Business did not qualify as discontinued operations and was not reflected as such in our Consolidated Statement of Operations. Going forward, our interest in Sportech will be accounted for under the equity method of accounting. The comparability of our results of operations during 2011 will be affected by the sale of the Racing Business.

        In 2010, Global Draw was awarded a four-year contract to supply approximately 7,600 server-based gaming machines to Ladbrokes, which we believe represents approximately 95% of its terminal base. The contract award is the largest in Global Draw's history. Global Draw is in the process of migrating its server-based gaming machines to a new state-of-the-art software platform technology, and rolling out this new technology to all of its customers in the U.K.

Critical Accounting Policies

        The SEC defines "critical accounting policies" as those that require application of management's most difficult, subjective or complex judgments, often as a result of the need to make estimates about the effect of matters that are inherently uncertain and may change in subsequent periods.

        The following is not intended to be a comprehensive list of all of our accounting policies. Our significant accounting policies are more fully described in Note 1 (Description of the Business and Summary of Significant Accounting Policies) to our Consolidated Financial Statements. In many cases, the accounting treatment of a particular transaction is specifically dictated by accounting principles generally accepted in the United States of America, with no need for management's judgment in their application. There are also areas in which management's judgment in selecting an available alternative would not produce a materially different result.

Revenue recognition

        We recognize revenue when it is realized or realizable and earned. As described below, the determination of when to recognize revenue for certain revenue transactions requires judgment. Revenue from licensed branded property coupled with a service component whereby we purchase and distribute merchandise prizes on behalf of the lottery authorities to identified winners is recognized on a proportional performance method as this method best reflects the pattern in which the obligations to the customer are fulfilled. A performance measure is used based on total estimated cost allocated to a specific contract. By accumulating costs for services as they are incurred, and dividing such costs by the total contract costs which is estimated based on a budget prior to contract inception, a percentage is determined. The percentage determined is applied to the total fixed price of the contract and that proportionate amount of revenue is recognized on a monthly basis.

        Revenue from the sale of lottery systems that require the production and delivery of terminals and customized software is recognized using the cost-to-cost measure of the percentage-of-completion method of accounting. The percentage-of-completion method recognizes income as work on a contract progresses. The use of the percentage-of-completion method depends on our ability to make reasonably dependable cost estimates for the design, manufacture, and delivery of our products. Estimation of these costs requires the use of judgment. Revenues under percentage-of-completion contracts are recorded as costs are incurred.

Stock-based compensation

        We measure compensation cost for stock awards at fair value and recognize compensation over the service period for awards expected to vest. The fair value of restricted stock units is determined based on the number of shares granted and the quoted price of our common stock, and the fair value of stock options is determined using the Black-Scholes valuation model. The estimation of stock-based awards that will ultimately vest requires judgment and, to the extent actual results or updated estimates differ from our current estimates, such amounts will be recorded as a cumulative adjustment in the period estimates are revised. We consider many factors when estimating expected forfeitures, including types of awards, employee class, and historical experience. Actual results and future changes in estimates may differ substantially from our current estimates.

        We may grant certain stock-based awards that are contingent upon the Company achieving certain financial performance targets. Upon determining the performance target is probable, the fair value of the award is recognized over the service period. Certain stock-based awards may be settled in cash or a variable number of shares. The fair value of these awards is measured each reporting period and recorded as a liability and corresponding compensation expense. As the fair value changes each reporting period, the corresponding liability and compensation expense are adjusted, such that the liability and cumulative compensation expense equal the total fair value of the obligation upon the reporting date.

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

  •
  significant changes in the manner of use of the acquired assets or the strategy of our overall business;

  •
  significant adverse change in the legality of our business ventures or the business climate in which we operate; and

  •
  loss of a significant customer.

        We evaluate goodwill for impairment by comparing the carrying value of each reporting unit to its fair value using a two-step impairment test. If the carrying amount of reporting unit goodwill exceeds the implied fair value of that goodwill, an impairment loss is recognized in an amount equal to that excess. When we determine that the carrying value of the long-lived assets, intangible assets and goodwill may not be recoverable based upon the existence of one or more of the above indicators of impairment, we measure any impairment based on the projected discounted cash flow or by a comparison to third-party indications of fair market value. The estimate of a reporting unit's fair value requires the use of assumptions and estimates regarding the reporting unit's future cash flows, growth rates and weighted average cost of capital. Any significant adverse changes in key assumptions about these businesses and their prospects or an adverse change in market conditions may cause a change in the estimation of fair value and could result in an impairment charge. Given the significance of goodwill, an adverse change to the estimated fair value could result in an impairment charge that could be material to our financial statements.

        Significant judgment is required in the forecasting of future operating results, which are used in the preparation of projected cash flows. Due to uncertain market conditions and potential changes in our strategy and products, it is possible that forecasts used to support our goodwill may change in the future, which could result in significant non-cash charges that would adversely affect our results of operations.

Income Taxes and Deferred Income Taxes

        Income taxes are determined using the liability method of accounting for income taxes. The Company's tax expense includes the U.S. and international income taxes but excludes the provision for U.S. taxes on undistributed earnings of international subsidiaries deemed to be permanently invested.

        The Company applies a recognition threshold and measurement attribute for the financial statement recognition and measurement of a tax position taken or expected to be taken in a tax return. The Company recognizes in the financial statements the impact of a tax position, if that position is more likely than not of being sustained on audit, based on the technical merits of the position.

        Certain items of income and expense are not reported in tax returns and financial statements in the same year. The tax effect of such temporary differences is reported as deferred income taxes. The measurement of deferred tax assets is reduced, if necessary, by the amount of any tax benefits that, based on available evidence, are not expected to be realized. The Company establishes a valuation allowance for deferred tax assets for which realization is not likely. At December 31, 2010, the Company has a valuation allowance of $234.8 million recorded against the benefit of certain deferred tax assets of foreign and domestic subsidiaries. Until we determine that it is more likely than not that we will generate sufficient taxable income to realize our deferred income tax assets, U.S. income tax benefits associated with current period losses will be fully reserved.

        The Company operates within multiple taxing jurisdictions and in the normal course of business is examined in various jurisdictions. The reversal of the accruals is recorded when examinations are completed, statutes of limitation are closed or tax laws are changed.

Results of Operations

Year Ended December 31, 2010 Compared to Year Ended December 31, 2009

        The following analysis compares the results of operations for the year ended December 31, 2010 to the results of operations for the year ended December 31, 2009.

Revenue Analysis

        For the year ended December 31, 2010, total revenue was $882.5 million compared to $927.7 million for the year ended December 31, 2009, a decrease of $45.2 million or 5%. Our instant ticket revenue for the year ended December 31, 2010 was $465.1 million compared to $453.2 million for the year ended December 31, 2009, an increase of $11.9 million, or 3%. Our service revenue for the year ended December 31, 2010 was $363.1 million compared to $410.0 million for the year ended December 31, 2009, a decrease of $46.9 million, or 11%, which includes the effect of the sale of our Racing Business as described in the Diversified Gaming discussion below. Our sales revenue for the year ended December 31, 2010 was $54.3 million compared to $64.5 million in the year ended December 31, 2009, a decrease of $10.2 million or 16%.

Printed Products

        For the year ended December 31, 2010, total revenue for Printed Products was $474.3 million compared to $466.6 million in the year ended December 31, 2009, an increase of $7.7 million or 2%. For the year ended December 31, 2010, instant ticket revenue for Printed Products was $465.1 million compared to $453.2 million for the year ended December 31, 2009, an increase of $11.9 million or 3%. The increase was primarily due to an increase in revenue of $8.5 million from our U.S. and European CSP contracts, predominantly attributable to our CSP contracts in Arkansas (effective September 2009) and Puerto Rico (effective December 2009), partially offset by our lost CSP contracts in Ohio (ended June 2009) and Arizona (ended January 2010). Revenues also increased $5.8 million due to the conversion of a U.K. contract to a percent-of-sales contract in the prior-year period, $1.9 million from our U.S. instant ticket business and $4.9 million from MDI due to a full year of revenue from our Properties Plus contract with Arkansas that began in the fourth quarter of 2009 and an increase in MDI international revenue. The impact of foreign exchange rates increased revenue by $5.7 million. The increase in revenue was partially offset by lower international sales of instant lottery tickets of $6.4 million and lower sales of tickets to our CLN and LNS joint venture of $8.6 million.

        Printed Products sales revenue for the year ended December 31, 2010 was $9.2 million compared to $13.4 million for the year ended December 31, 2009, a decrease of $4.2 million or 31%. The decrease was primarily the result of a decline in phone card sales of $4.5 million.

Lottery Systems

        For the year ended December 31, 2010, total revenue for Lottery Systems was $236.0 million compared to $257.4 million for the year ended December 31, 2009, a decrease of $21.4 million or 8%. Lottery Systems service revenue for the year ended December 31, 2010 was $199.4 million compared to $211.0 million for the year ended December 31, 2009, a decrease of $11.6 million or 6%. The decrease was primarily due to contract losses in West Virginia (ended June 2009), South Dakota (ended August 2009), Vermont (ended June 2010) and New Hampshire (ended June 2010), resulting in lower revenue of approximately $9.4 million, lower international revenue of $3.9 million and negative impact of foreign exchange rates of $0.9 million. The decrease was partially offset by higher instant ticket validation revenue from the China Sports Lottery of $2.6 million.

        Lottery Systems sales revenue for the year ended December 31, 2010 was $36.6 million compared to $46.4 million for the year ended December 31, 2009, a decrease of $9.8 million or 21%. The decrease was primarily due to a decline in hardware sales outside of the U.S. of $15.4 million as compared to the prior year and the negative impact of foreign exchange rates of $1.0 million, partially offset by an increase in hardware sales in the U.S. of $6.5 million.

Diversified Gaming

        For the year ended December 31, 2010, total revenue for Diversified Gaming was $172.2 million compared to $203.8 million in the year ended December 31, 2009, a decrease of $31.6 million or 16%. Diversified Gaming service revenue for the year ended December 31, 2010 was $163.7 million compared to $199.0 million for the year ended December 31, 2009, a decrease of $35.3 million or 18%. The decrease was primarily due to a decline in revenue of the Racing Business during the first three quarters of 2010 and the exclusion of the Racing Business revenue for most of the fourth quarter due to the sale of the Racing Business on October 5, 2010, resulting in a decrease in service revenue of approximately $29.2 million. In addition, Global Draw revenue decreased $6.1 million, primarily due to lower revenue from our Austrian over-the-counter business of $4.1 million, lower revenue of $7.2 million from revised contract terms in the U.K., lower revenue from independent betting shops of $1.2 million and lower revenue from Games Media of $1.6 million. The decreases were offset by higher revenue of $8.6 million from new business.

        The Diversified Gaming sales revenue for the year ended December 31, 2010 was $8.5 million compared to $4.8 million for the year ended December 31, 2009, an increase of $3.7 million or 77%. The increase was primarily due to increased hardware and software sales from the Racing Business prior to its sale on October 5, 2010.

Cost of Revenue Analysis

        Cost of instant ticket revenue of $270.8 million for the year ended December 31, 2010 was flat compared to the year ended December 31, 2009. Cost of services of $206.0 million for the year ended December 31, 2010 was $28.1 million or 12% lower than for the year ended December 31, 2009. Cost of sales of $38.0 million for the year ended December 31, 2010 was $6.5 million or 15% lower than for the year ended December 31, 2009.

Printed Products

        Cost of instant lottery tickets of $270.8 million for the year ended December 31, 2010 was flat compared to the year ended December 31, 2009. Offsetting amounts were primarily attributable to increased costs from the impact of foreign exchange rates of $4.6 million and increased costs from MDI of $1.1 million combined with a net decrease in costs from our international business of $5.5 million.

        Cost of sales of $7.0 million for the year ended December 31, 2010 was $1.9 million or 21% lower than for the year ended December 31, 2009 primarily due to lower phone card sales.

Lottery Systems

        Cost of services of $104.3 million for the year ended December 31, 2010 was $6.4 million or 6% lower than in the year ended December 31, 2009. The decrease was primarily due to the loss of online lottery contracts in West Virginia (ended June 2009), South Dakota (ended August 2009), New Hampshire (ended June 2010) and Vermont (ended June 2010) resulting in lower costs of $4.5 million. Telecommunications savings resulted in lower costs of $1.9 million.

        Cost of sales of $25.7 million for the year ended December 31, 2010 was $6.9 million or 21% lower than in the year ended December 31, 2009, primarily due to lower international lottery hardware and software sales resulting in lower costs of $11.1 million, partially offset by increased costs of $4.2 million related to increased hardware sales in the U.S.

Diversified Gaming

        Cost of services of $101.8 million for the year ended December 31, 2010 was $21.6 million or 18% lower than for the year ended December 31, 2009. The decrease was primarily due to the sale of the Racing Business resulting in lower costs of $21.7 million.

        Cost of sales of $5.3 million for the year ended December 31, 2010 was $2.3 million or 77% higher than for the year ended December 31, 2009, primarily due to an increase in hardware sales from the Racing Business prior to its sale on October 5, 2010.

Selling, General and Administrative Expense

        Selling, general and administrative expense of $158.5 million for the year ended December 31, 2010 was $9.7 million or 6% lower than for the year ended December 31, 2009. The decrease was principally the result of lower stock-based compensation expense of $11.8 million, lower selling and administrative expenses of $3.8 million due to the sale of the Racing Business and lower consulting and other professional service expenses of $5.8 million, partially offset by higher legal fees and proposal costs of $4.9 million, higher net incentive compensation costs of $4.3 million and recognition of an earn-out of $2.3 million related to an acquisition completed in 2004.

Write-down of Assets Held for Sale

        The write-down of assets held for sale of $8.0 million included in the year ended December 31, 2010 was the result of valuing the held for sale assets of the Racing Business at fair market value less the estimated transaction costs prior to its sale on October 5, 2010.

Depreciation and Amortization Expense

        Depreciation and amortization expense of $141.8 million for the year ended December 31, 2010 decreased $10.0 million, or 7%, from the year ended December 31, 2009, due to the impairment of long-lived assets recorded in 2010 of $17.5 million related to underperforming contracts in our Lottery Systems Group, offset by a reduction in depreciation of $21.4 million due to impairment of long-lived assets recorded in 2009 related to underperforming contracts in our Lottery Systems Group. In addition, the held for sale accounting treatment of the Racing Business prior to its sale on October 5, 2010 resulted in lower depreciation expense of $19.2 million. The decreases were partially offset by increased depreciation expense in Global Draw due to accelerated depreciation expense of approximately $8.3 million recorded on existing technology as we migrate to a new platform. In addition, we recorded impairments of long-lived assets totaling $5.5 million related to obsolete equipment.

Other Expense (Income)

        Interest expense of $101.6 million for the year ended December 31, 2010 increased $14.1 million or 16% from the year ended December 31, 2009. The increase was attributable to a net increase in outstanding debt from December 31, 2009 of $1,367.1 million to $1,396.7 million as of December 31, 2010 as well as an increase in the weighted average interest rate on fixed rate debt. The increase in interest-bearing debt was partially offset by a decline in LIBOR rates. See Note 8 (Long-Term and Other Debt) to our Consolidated Financial Statements for detail of debt related activity during 2010 and 2009.

        Equity in earnings of joint ventures for the year ended December 31, 2010 of $49.1 million decreased $10.1 million or 17% from the year ended December 31, 2009. The decrease was primarily due to lower equity in earnings of our Italian joint venture of $10.3 million as a result of lower sales of instant lottery tickets by the Italian joint venture during the tender process for the new instant ticket concession, recording earnings on an after-tax basis in the fourth quarter of 2010 rather than on a pre-tax basis as we had done historically and the amortization of the associated upfront fees, which reduced our equity in earnings by approximately $8.0 million during 2010.

        Loss on early extinguishment of debt of $2.9 million for the year ended December 31, 2010 was the result of the write-off of debt-related costs related to the purchase of $187.1 million in aggregate principal amount of the Company's 2012 Notes and a prepayment on a portion of the outstanding borrowings under the term loan facilities under the Company's credit agreement.

        Other expense for the year ended December 31, 2010 of $8.6 million increased by $5.7 million from other income of $2.9 million reported for the year ended December 31, 2009. The increase was primarily due to the net loss on foreign currency forward contracts related to our hedging of the upfront payment for the new Italian instant ticket concession.

        Employee termination costs of $0.6 million for the year ended December 31, 2010 decreased $3.3 million from December 31, 2009. Employee termination costs of $3.9 million for the year ended December 31, 2009 were a result of our cost reduction efforts.

Income Tax Expense

        Income tax expense was $143.9 million for the year ended December 31, 2010 compared to $13.5 million for the year ended December 31, 2009. The effective income tax rates for the year ended December 31, 2010 and 2009 were (2,708.9)% and (51.45)%, respectively. During the year ended December 31, 2010, we recorded a valuation allowance of $149.6 million against U.S. deferred tax assets and this valuation allowance caused the effective tax rate for the year ended December 31, 2010 to be greater than the effective tax rate for the comparable year period.

        We established a valuation allowance against the U.S. deferred tax assets that, in the judgment of management, are more likely than not to expire before they can be utilized. In assessing the recoverability of our deferred tax assets, we analyzed all evidence, both positive and negative. We considered, among other things, our deferred tax liabilities, our historical earnings and losses, projections of future income, and tax-planning strategies available to us in the relevant jurisdiction.

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

Printed Products

        For the year ended December 31, 2009, total revenue for Printed Products was $466.6 million compared to $580.3 million in the year ended December 31, 2008, a decrease of $113.7 million or 20%. For the year ended December 31, 2009, instant ticket revenue for Printed Products was $453.2 million compared to $548.3 million for the year ended December 31, 2008, a decrease of $95.1 million or 17%. The decrease was primarily attributable to lower revenue due to the shift of China instant ticket production to our joint venture of $39.8 million, contract re-pricings, particularly in Florida of $19.5 million, revised contract terms of $6.2 million, lower sales of licensed games of $13.7 million and the negative impact of foreign exchange rates of $12.0 million, partially offset by an increase in the sale of instant lottery tickets to CLN of $4.1 million and revenue related to the start-up of instant ticket lottery sales in Arkansas and Puerto Rico of $3.1 million.

        Printed Products sales revenue for the year ended December 31, 2009 was $13.4 million compared to $31.9 million for the year ended December 31, 2008, a decrease of $18.5 million or 58%. The decrease was primarily the result of lower sales revenue related to the phone card business of $15.7 million and the negative impact of foreign exchange rates of $1.0 million.

Lottery Systems

        For the year ended December 31, 2009, total revenue for Lottery Systems was $257.4 million compared to $298.7 million for the year ended December 31, 2008, a decrease of $41.3 million or 14%. Lottery Systems service revenue for the year ended December 31, 2009 was $211.0 million compared to $236.0 million for the year ended December 31, 2008, a decrease of $25.0 million or 11%. The decrease was primarily attributable to lower revenue due to contract re-pricings, primarily in Pennsylvania of $24.3 million, contract terminations of $9.2 million and the negative impact of foreign exchange rates of $3.6 million, partially offset by higher revenue from China, reflecting China Sports Lottery instant ticket retail sales growth of $9.6 million, and the negative impact of foreign exchange rates of $1.5 million.

        Lottery Systems sales revenue for the year ended December 31, 2009 was $46.4 million compared to $62.7 million for the year ended December 31, 2008, a decrease of $16.3 million or 26%. The decrease was primarily due to lower Lottery Systems software and equipment sales in 2009 of $20.4 million and the negative impact of foreign exchange rates of $1.5 million, partially offset by higher terminal sales to Italy of $5.4 million.

Diversified Gaming

        For the year ended December 31, 2009, total revenue for Diversified Gaming was $203.8 million compared to $239.8 million in the year ended December 31, 2008, a decrease of $36.0 million or 15%. Diversified Gaming service revenue for the year ended December 31, 2009 was $199.0 million compared to $215.6 million for the year ended December 31, 2008, a decrease of $16.6 million or 8%. The decrease in service revenue primarily reflected a decline in the Racing Business resulting from lower handle of $9.6 million and the negative impact of foreign exchange rates of $20.6 million, partially offset by higher service revenue from Global Draw of $6.7 million due to continued growth in installed terminals and win per day in the U.K. and higher revenue from Mexico and service revenue from a higher number of Games Media's digital terminals of $7.8 million.

        Diversified Gaming sales revenue for the year ended December 31, 2009 was $4.8 million compared to $24.2 million for the year ended December 31, 2008, a decrease of $19.4 million or 80%. The decrease was primarily due to Games Media's planned transition from analog terminal sales to digital terminals that are being deployed under revenue participation agreements of $9.2 million, lower Global Draw content sales $5.3 million the negative impact of foreign exchange rates of $0.3 million and lower sales of pari-mutuel terminals of $2.5 million.

Cost of Revenue Analysis

        Total cost of revenue of $549.4 million for the year ended December 31, 2009 was $131.3 million or 19% lower than for the year ended December 31, 2008. Cost of instant ticket revenue of $270.8 million for the year ended December 31, 2009 was $60.7 million or 18% lower than for the year ended December 31, 2008. Cost of services of $234.1 million for the year ended December 31, 2009 was $29.2 million or 11% lower than for the year ended December 31, 2008. Cost of sales of $44.5 million for the year ended December 31, 2009 was $41.4 million or 48% lower than for the year ended December 31, 2008.

Printed Products

        Cost of instant ticket revenue of $270.8 million for the year ended December 31, 2009 was $60.7 million or 18% lower than for the year ended December 31, 2008. The decrease was primarily due to the shift of China instant ticket production to our joint venture, which allowed us to avoid the high level of freight and import duties associated with shipping tickets to China of $36.5 million, lower costs associated with lower sales of licensed games of $7.7 million, savings related to the Company's Profitability Improvement Program of $10.4 million and the impact of foreign exchange rates.

        Cost of sales of $8.9 million for the year ended December 31, 2009 was $11.3 million or 56% lower than for the year ended December 31, 2008 primarily due to lower phone card sales.

Lottery Systems

        Cost of services of $110.7 million for the year ended December 31, 2009 was $21.6 million or 16% lower than in the year ended December 31, 2008. The decrease was primarily due to lower costs from the Mexico and Oklahoma online lottery contracts of $18.8 million, and lower costs related to contract terminations of $6.8 million, partially offset by higher costs associated with the new Connecticut online contract of $1.8 million.

        Cost of sales of $32.6 million for the year ended December 31, 2009 was $21.7 million or 40% lower than in the year ended December 31, 2008, primarily due to costs related to lower Lottery Systems software and equipment sales in 2009, partially offset by costs related to higher terminal sales to a customer in Italy.

Diversified Gaming

        Cost of services of $123.4 million for the year ended December 31, 2009 was $7.5 million or 6% lower than for the year ended December 31, 2008. The decrease was primarily due to lower costs in the Racing Businesses of $4.8 million and the impact of foreign exchange rates of $8.0 million, partially offset by higher costs associated with the increased service revenue from Global Draw and Games Media of $7.9 million.

        Cost of sales of $3.0 million for the year ended December 31, 2009 was $8.4 million or 74% lower than for the year ended December 31, 2008, primarily due to reduced sales from Games Media.

Selling, General and Administrative Expense

        Selling, general and administrative expense of $168.2 million for the year ended December 31, 2009 was $16.0 million or 9% lower than for the year ended December 31, 2008. The decrease was primarily attributable to savings realized from our Profitability Improvement Program of $9.8 million, the absence of the Global Draw employee earn-out bonus which was accrued in part in 2008 of $4.4 million, lower costs from Games Media and from our domestic pari-mutuel business, and the impact of foreign exchange rates. The decrease was partially offset by transaction-related expenses of $3.8 million, restructuring-related expenses of $5.0 million, professional fees related to the tender for the new Italian instant ticket concession of $2.6 million, an increase in costs from Global Draw and costs associated with a property tax settlement.

Write-down of Assets Held for Sale

        Write-downs of assets held for sale of $54.4 million were the result of our strategic decision to sell the Racing Business.

Depreciation and Amortization Expense

        Depreciation and amortization expense of $151.8 million for the year ended December 31, 2009 decreased $66.8 million or 31% from the year ended December 31, 2008 primarily due to long-lived asset impairment charges taken during the fourth quarter of 2008 of $76.2 million, decreased amortization on our licensed properties and lower depreciation and amortization on domestic contracts, partially offset by impairment charges of Lottery Systems contracts of $24.7 million and higher depreciation from Global Draw, Games Media and our domestic pari-mutuel business.

Other Expense Income

        Interest expense of $87.5 million for the year ended December 31, 2009 increased $9.4 million or 12% from 2008, primarily attributable to interest expense related to our 9.25% senior subordinated notes issued in 2009, partially offset by lower synthetic interest expense on our Convertible Debentures.

        Equity in earnings of joint ventures for the year ended December 31, 2009 of $59.2 million increased $0.6 million or 1% from the year ended December 31, 2008, primarily due to an increase in earnings from CSG of $4.9 million, partially offset by a decrease in earnings from CLN of $2.0 million, RCN $0.9 million and Guard Libang of $1.0 million. The decrease in income from CLN for the year primarily reflected the negative impact of foreign exchange rates and higher depreciation, partially offset by higher retail sales.

        Employee termination costs of $3.9 million for the year ended December 31, 2009 were a result of our cost reduction initiatives. Employee termination costs of $13.7 million for the year ended December 31, 2008 were a result of our cost reduction initiatives and the restructuring of our phone card business in the U.K.

        Gain on early extinguishment of long-term debt of $4.8 million for the year ended December 31, 2009 was the result of the repurchase of $263.8 in aggregate principal amount of the Convertible Debentures and $12.4 million in aggregate principal amount of the 2012 Notes.

        Income tax expense was $13.5 million for the year ended December 31, 2009 compared to $8.4 million for the year ended December 31, 2008. The effective tax rate decreased in 2009 to (51.45)% from 216.0% in 2008. The year-over-year change in tax expense and the tax rate was primarily due to a net increase in the U.S. component of tax expense. The U.S. tax expense increased for the change in the year of the valuation allowance on deferred tax asset related to foreign tax credit carryovers and decreased for the income tax benefit of the 2009 U.S. net operating loss and impairments.

Liquidity, Capital Resources and Working Capital

        We are party to a credit agreement, dated as of June 9, 2008 (as amended, the "Credit Agreement"), among SGI, as borrower, the Company, as guarantor, the several lenders from time to time parties thereto and JPMorgan Chase Bank, N.A. ("JPMorgan"), as administrative agent. The Credit Agreement contains customary covenants, including negative covenants that, among other things, limit the ability of the Company and its subsidiaries to incur additional indebtedness, pay dividends or make distributions or certain other restricted payments, purchase or redeem capital stock, make investments or extend credit, engage in certain transactions with affiliates, engage in sale-leaseback transactions, consummate certain asset sales, effect a consolidation or merger, sell, transfer, lease or otherwise dispose of all or substantially all assets, prepay or modify certain indebtedness, or create certain liens and other encumbrances on assets.

        On February 12, 2010, the Company entered into an amendment and restatement of the Credit Agreement in order to revise certain financial covenants and provide the Company with additional operating and financing flexibility so that the Company could execute then pending and future strategic initiatives, including participation in the tender process for the new Italian instant ticket concession, the sale of the Racing Business and the Company's strategic transactions with Playtech.

        On June 1, 2010, the remaining $9.9 million of aggregate principal amount of the Convertible Debentures was repurchased or redeemed at a price equal to 100% of the aggregate principal amount thereof, together with accrued but unpaid interest thereon. In connection with the repurchase and redemption, we unwound the corresponding remaining portion of the bond hedge and warrant option that we had purchased to mitigate the potential dilution from conversion of the Convertible Debentures during the term of the bond hedge.

        On June 17, 2010, we obtained an incremental term loan facility under the Credit Agreement under which several lenders provided an aggregate principal amount of $78.0 million of senior secured term loans to SGI. The incremental term loan facility is, in all material respects, subject to the same terms and conditions as SGI's existing term loan facility under the Credit Agreement.

        On June 25, 2010, we repaid approximately £27.5 million of the approximately £28.1 million in aggregate principal amount of the promissory notes we issued to defer a portion of the earn-out payable in connection with our 2006 acquisition of Global Draw (the "Global Draw Promissory Notes"), leaving approximately £0.6 million in aggregate principal amount of the Global Draw Promissory Notes outstanding.

        On September 22, 2010, we issued $250 million in aggregate principal amount of our 8.125% Senior Subordinated Notes due 2018 (the "2018 Notes") at a price of 100% of the principal amount thereof in a private offering. The 2018 Notes were issued pursuant to an indenture dated as of September 22, 2010 (the "2018 Indenture") among the Company, the subsidiary guarantors party thereto and The Bank of Nova Scotia Trust Company of New York, as trustee. The 2018 Notes bear interest at the rate of 8.125% per annum, which is payable semiannually in arrears on March 15 and September 15 of each year, commencing on March 15, 2011. The 2018 Notes mature on September 15, 2018, unless earlier redeemed or repurchased, and are subject to the terms and conditions set forth in the 2018 Indenture. See Note 8 (Long-Term and Other Debt) to our Consolidated Financial Statements for additional information.

        On October 6, 2010, the Company completed a tender offer pursuant to which it purchased $107.6 million in aggregate principal amount of the 2012 Notes. On December 28, 2010, the Company redeemed all $79.5 million of the remaining outstanding 2012 Notes at a redemption price equal to 100% of the principal amount thereof, plus accrued and unpaid interest to, but not including, the redemption date. The purchase and redemption of the 2012 Notes was funded with the net proceeds from the issuance of the 2018 Notes. The purchase and redemption of the 2012 Notes satisfied the September 15, 2012 liquidity condition related to the 2012 Notes contained in the Credit Agreement.

        On December 16, 2010, we entered into an amendment to the Credit Agreement. Under the amendment, the acquisition of any specified percentage of the Company's common stock by MacAndrews & Forbes Holdings Inc. ("M&F") and/or certain related parties will not constitute an "event of default" under the Credit Agreement. In addition, the occurrence of a "change of control" under certain other indebtedness of the Company or SGI as a result of the acquisition of any specified percentage of the Company's common stock by M&F and/or certain related parties will not constitute an "event of default" under the Credit Agreement, provided that SGI or any guarantor under the Credit Agreement would at such time be permitted under the terms of the Credit Agreement to repay any such indebtedness that becomes due and payable as a result of such acquisition.

        As of December 31, 2010, we had approximately $134.3 million available for additional borrowing or letter of credit issuances under our revolving credit facility under the Credit Agreement. There were no borrowings and $52.8 million in outstanding letters of credit under our revolving credit facility as of December 31, 2010. Our ability to borrow under the Credit Agreement will depend on us remaining in compliance with the limitations imposed by our lenders, including the maintenance of our financial ratios and covenants.

        On May 13, 2010, the members of CLN, our consortium that operated the Gratta e Vinci instant ticket lottery in Italy since 2004, were awarded a new concession to operate the instant ticket lottery upon the termination of CLN's concession on September 30, 2010. Our bidding group formed and capitalized a new vehicle, LNS, to hold the concession. LNS was responsible for upfront fees associated with the new concession totaling €800.0 million, which LNS paid to the Italian Monopoli di Stato in 2010. We were responsible for our pro rata share of this amount, or €160.0 million, of which €104.0 million was paid in the second quarter of 2010 and €56.0 million was paid in the fourth quarter of 2010. We incurred additional debt in 2009 and 2010 and entered into amendments to our Credit Agreement in February 2010 in part to provide us with sufficient liquidity to make these upfront payments.

        Our contractual obligations and commercial commitments principally include obligations associated with our outstanding indebtedness, contractual purchase obligations and future minimum operating lease obligations, as set forth in the table below as of December 31, 2010:

	Cash Payments Due By Period
	In thousands
	Total	Within 1 Year	Within 2-3 Years	Within 4-5 Years	After 5 Years
Long-term debt, 7.875% notes (1)	$200,000	—	—	—	200,000
Long-term debt, 8.125% notes (1)	250,000	—	—	—	250,000
Long-term debt, 9.25% notes (1)	350,000	—	—	—	350,000
Long-term debt, term loan (1)	572,290	6,280	566,010	—	—
Global Draw promissory notes	980	980	—	—	—
Unsecured borrowings denominated in RMB (1)	27,079	—	27,079	—	—
Other long-term debt	1,778	1,171	605	2	—
Interest expense (2)	586,416	93,128	174,549	141,692	177,047
Contractual purchase obligations (3)	69,378	69,378	—	—	—
Operating leases (4)	72,504	13,450	23,145	19,964	15,945
Other liabilities (5)	32,269	10,472	9,805	4,183	7,809

Total contractual obligations	$2,162,694	194,859	801,193	165,841	1,000,801

(1)
See Note 8 (Long-Term and Other Debt) to our Consolidated Financial Statements for information regarding long-term and other debt.

(2)
Based on rates in effect at December 31, 2010.

(3)
Includes, among other obligations, obligations and/or capital commitments in connection with our Lottery Systems contracts, Global Draw's Ladbrokes contract and the contract with the China Sports Lottery.

(4)
See Note 9 (Leases) to our Consolidated Financial Statements for information regarding our operating leases.

(5)
We have excluded approximately $14.4 million of long-term pension plan and other post retirement liabilities, deferred compensation liabilities of approximately $7.2 million, SERP liability of $3.0 million and the liability for uncertain tax positions of $2.2 million at December 31, 2010. Due to the high degree of uncertainty regarding the timing of potential future cash flows associated with these liabilities, we are unable to make a reasonably reliable estimate of the amount and period in which these liabilities might be paid.

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

        Periodically, we bid on new online lottery contracts. Once awarded, these contracts generally require significant upfront capital expenditures for terminal assembly, customization of software, software and equipment installation and telecommunications configuration. Historically, we have funded these upfront costs through cash flows generated from operations, available cash on hand and borrowings under our credit facilities. Our ability to continue to commit to new contracts will depend on, among other things, our then present liquidity levels and/or our ability to borrow at commercially acceptable rates to finance the initial upfront costs. The actual level of capital expenditures will ultimately largely depend on the extent to which we are successful in winning new contracts. Periodically, we elect to upgrade the technological capabilities of older terminals and replace terminals that have exhausted their useful lives. Servicing our installed terminal base requires that we maintain a supply of parts and accessories on hand. We are also required, contractually in some cases, to provide spare parts over an extended period of time, principally in connection with our systems and terminal sale transactions. To meet our contractual obligations and maintain sufficient levels of on-hand inventory to service our installed base, we purchase inventory on an as-needed basis. We presently have no inventory purchase obligations, other than in the ordinary course of business.

        During 2010, we repurchased approximately 2.6 million shares of our Class A common stock under our previously announced repurchase program for approximately $26.3 million.

        At December 31, 2010, our available cash, short-term investments and borrowing capacity totaled $258.6 million (including cash and cash equivalents of $124.3 million and availability of $134.3 million under the revolving credit facility) compared to $428.1 million at December 31, 2009. The amount of our available cash and short-term investments fluctuate principally based on the timing of collections from our customers, cash expenditures associated with new and existing wagering and lottery systems contracts, borrowings or repayments under our credit facilities, the funding of joint ventures, acquisitions and changes in our working capital position. Our borrowing capacity under the revolving credit facility under the Credit Agreement will depend on the balance of loans borrowed and outstanding letters of credit issued under the revolving credit facility as well as the level of certain financial ratios under the Credit Agreement.

        The decrease in our available cash from the December 31, 2009 level principally reflects the net cash provided by operating activities for the year ended December 31, 2010 of $170.6 million, net cash proceeds of approximately $33.0 million from the sale of the Racing Business, $27.8 million and $6.6 million cash dividends from CLN and RCN, respectively, plus long-term borrowings of $355.5 million, offset by wagering and other capital expenditures and other investing activities totaling $107.2 million, acquisition-related payments of $12.5 million, investment in the LNS joint venture of $203.2 million, the repurchase of stock of $26.3 million and $323.9 million of payments on long-term debt. The $170.6 million of net cash provided by operating activities is derived from $138.2 million of net cash provided by operations and $32.4 million provided by changes in working capital. The working capital changes occurred principally from decreases in inventories, prepaid expenses, deposits and other current assets and an increase in accrued liabilities, offset by increases in accounts receivable and a decrease in accounts payable. Capital expenditures totaled $9.4 million in the year ended December 31, 2010, compared to $12.9 million in the prior year. Wagering system expenditures, including software expenditures, totaled $99.3 million in the year ended December 31, 2010, compared to $98.6 million in the prior year. The wagering expenditures primarily related to the Indiana lottery contract and gaming terminals related to Global Draw and Games Media. Cash flow from financing activities principally reflects the borrowings and the repayments of borrowings under the Credit Agreement and in connection with the issuance of the 2018 Notes, as well as the repurchase of stock.

        We believe that our cash flow from operations, available cash and available borrowing capacity under the Credit Agreement will be sufficient to meet our liquidity needs, including anticipated capital expenditures, for the next twelve months; however, there can be no assurance that this will be the case. We believe that substantially all cash held by foreign entities is available to meet liquidity needs as necessary. Our contracts are periodically renewed and there can be no assurance that we will be successful in sustaining our cash flow from operations through renewal of our existing contracts or through the addition of new contracts. In addition, lottery customers in the United States generally require service providers to provide performance bonds in connection with each state contract. Our ability to obtain performance bonds on commercially reasonable terms is subject to prevailing market conditions, which may be impacted by economic and political events. Although we have not experienced difficulty in obtaining such bonds to date, there can be no assurance that we will continue to be able to obtain performance bonds on commercially reasonable terms or at all. If we need to refinance all or part of our indebtedness, on or before maturity, or provide letters of credit or cash in lieu of performance bonds, there can be no assurance that we will be able to obtain new financing or to refinance any of our indebtedness, on commercially reasonable terms or at all.

Recently Issued Accounting Guidance

        In September 2009, the Financial Accounting Standards Board ("FASB") amended the Accounting Standards Codification ("ASC") as summarized in Accounting Standards Update ("ASU") 2009-14, Software (Topic 985): Certain Revenue Arrangements That Include Software Elements, and ASU 2009-13, Revenue Recognition (Topic 605): Multiple-Deliverable Revenue Arrangements. As summarized in ASU 2009-14, ASC Topic 985 has been amended to remove from the scope of industry-specific revenue accounting guidance for software and software related transactions tangible products containing software components and non-software components that function together to deliver the product's essential functionality. As summarized in ASU 2009-13, ASC Topic 605 has been amended: (1) to provide updated guidance on whether multiple deliverables exist, how the deliverables in an arrangement should be separated, and the consideration allocated; (2) to require an entity to allocate revenue in an arrangement using estimated selling prices of deliverables if a vendor does not have vendor-specific objective evidence ("VSOE") or third-party evidence of selling price; and (3) to eliminate the use of the residual method and require an entity to allocate revenue using the relative selling price method. The accounting changes summarized in ASU 2009-14 and ASU 2009-13 are both effective for fiscal years beginning on or after June 15, 2010, with early adoption permitted. Adoption may either be on a prospective basis or by retrospective application. We adopted these amendments to the ASC on January 1, 2011; at this time, we believe the impact of these accounting changes will be immaterial.

        In June 2009, the FASB issued Amendments to FASB Interpretation No. 46(R), which amends the consolidation guidance applicable to variable interest entities and the definition of a variable interest entity ("VIE") and requires enhanced disclosures to provide more information about an enterprise's involvement in a VIE. In addition, it requires an enterprise to perform an analysis to determine whether the enterprise's variable interest gives it a controlling interest in a VIE. The analysis identifies the primary beneficiary of the VIE as the enterprise that has both (1) the power to direct the activities of the VIE and (2) the obligation to absorb losses of the VIE. We adopted this statement on January 1, 2010. There was no financial impact of adoption of this standard.

ITEM 7A.    QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK

        Our products and services are sold to a diverse group of customers throughout the world. As such, we are subject to certain risks and uncertainties as a result of changes in general economic conditions, sources of supply, competition, foreign exchange rates, tax reform, litigation and regulatory developments. (See "Risk Factors" in Item 1A of this Annual Report on Form 10-K for a more complete description of these risks and uncertainties.) The diversity and breadth of our products and geographic operations mitigate the risk that adverse changes from any single event would materially affect our financial position.

        Additionally, as a result of the diversity of our customer base, we do not consider ourselves exposed to concentration of credit risks. These risks are further minimized by setting credit limits, ongoing monitoring of customer account balances and assessment of the customers' financial strengths.

        Inflation has not had an abnormal or unanticipated effect on our operations. Inflationary pressures would be significant to our business if raw materials used for instant lottery ticket production or terminal manufacturing are significantly affected. Available supply from the paper and electronics industries tends to fluctuate and prices may be affected by supply.

        For fiscal year 2010, inflation was not a significant factor in our results of operations, and we were not impacted by significant pricing changes in our costs except for personnel-related expenditures. We are unable to forecast the prices or supply of substrate, component parts or other raw materials in 2011, but we currently do not anticipate any substantial changes that will materially affect our operating results.

        In certain limited cases, our lottery contracts with our customers contain provisions to adjust for inflation on an annual basis, but we cannot be assured that this adjustment would cover raw material price increases or other costs of services. Although we have long-term and generally satisfactory relationships with most of our suppliers, we also believe alternative sources to meet our raw material and production needs are available.

        In the normal course of business, we are exposed to fluctuations in interest rates and equity market risks as we seek debt and equity capital to sustain our operations. All of our interest rate sensitive financial instruments are held for purposes other than trading purposes. At December 31, 2010, approximately 66% of our debt was in fixed-rate instruments. The table below provides information about our financial instruments that are sensitive to changes in interest rates. The table presents principal cash flows and related weighted-average interest rates by expected maturity dates. See "Management's Discussion and Analysis of Financial Condition and Results of Operations—Liquidity, Capital Resources and Working Capital" in Item 7 of this Annual Report on Form 10-K for additional information about our financial instruments.

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

 Principal Amount by Expected Maturity—Average Interest Rate
December 31, 2010
(Dollars in thousands)

	2011	2012	2013	2014	2015	Thereafter	Total	FMV
Debt at fixed interest rates	$2,151	18,213	109,470	2	—	800,000	929,836	946,201
Weighted-average interest rates	4.6%	4.8%	6.6%	5.0%		8.6%	8.2%
Debt at variable interest rates	$6,280	6,280	459,730	—	—	—	472,290	477,013
Weighted-average interest rates	3.8%	3.8%	3.8%				3.8%

        We are also exposed to fluctuations in foreign currency exchange rates as the financial results of our foreign subsidiaries are translated into U.S. dollars in consolidation. Assets and liabilities outside the United States are primarily located in Australia, Austria, Chile, Germany, Ireland, Mexico, the Netherlands, Spain, Sweden and the United Kingdom. Our investments in foreign subsidiaries with a functional currency other than the U.S. dollar are generally considered long-term investments. Accordingly, we do not hedge these net investments. In addition, a significant portion of the cost attributable to our foreign operations is incurred in the local currencies. Although we provide technology-based products, systems and services to gaming industries worldwide, a substantial amount of our transactions and their resulting financial impact are transacted in U.S. dollars. The foreign currencies to which we have the most exposure are the Euro and the British Pound Sterling, representing approximately 23% and 48% of our non-U.S dollar revenues in 2010. Historically, our exposure to foreign currency fluctuations has been more significant with respect to revenues than expenses, as a significant portion of our expenses, such as paper and ink, are contracted for in U.S. dollars. At December 31, 2010, a hypothetical 10% strengthening in the value of the U.S. dollar relative to the Euro and the British Pound Sterling would result in a decrease in revenue and operating income of approximately $22.4 million and $6.9 million, respectively.

        We manage our foreign currency exchange risks on a global basis by one or more of the following: (i) securing payment from our customers in U.S. dollars, when possible; (ii) entering into foreign currency exchange contracts; and (iii) netting asset and liability exposures denominated in similar foreign currencies to the extent possible. We may, from time to time, enter into foreign currency exchange or other contracts to hedge the risk associated with certain firm sales commitments, anticipated revenue streams and certain assets and liabilities denominated in foreign currencies. Our cash and cash equivalents and investments are in high-quality securities placed with a wide array of institutions with high credit ratings. The investment policy limits our exposure to concentration of credit risks. We believe that the impact of a 10% increase or decrease in interest rates would not be material to our investment income and interest expense from bank loans.

Management Report on Internal Control over Financial Reporting

        Our management is responsible for establishing and maintaining adequate internal control over financial reporting. With the participation of the Chief Executive Officer and Chief Financial Officer, our management conducted an evaluation of the effectiveness of our internal control over financial reporting based on the framework and criteria established in Internal Control—Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission. Based on this evaluation, our management has concluded that our internal control over financial reporting was effective as of December 31, 2010.

 REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM

To the Board of Directors and Stockholders of
Scientific Games Corporation
New York, New York

        We have audited the internal control over financial reporting of Scientific Games Corporation and subsidiaries (the "Company") as of December 31, 2010, based on criteria established in Internal Control—Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission. The Company's management is responsible for maintaining effective internal control over financial reporting and for its assessment of the effectiveness of internal control over financial reporting, included in the accompanying Management Report on Internal Control over Financial Reporting. Our responsibility is to express an opinion on the Company's internal control over financial reporting based on our audit.

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

        In our opinion, the Company maintained, in all material respects, effective internal control over financial reporting as of December 31, 2010, based on the criteria established in Internal Control—Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission.

        We have also audited, in accordance with the standards of the Public Company Accounting Oversight Board (United States), the consolidated financial statements and financial statement schedule as of and for the year ended December 31, 2010 of the Company and our report dated March 1, 2011 expressed an unqualified opinion on those financial statements and financial statement schedule based on our audit and the report of other auditors.

/s/ DELOITTE & TOUCHE LLP

Atlanta, Georgia
March 1, 2011

ITEM 8.    FINANCIAL STATEMENTS AND SUPPLEMENTARY DATA

INDEX TO CONSOLIDATED FINANCIAL STATEMENTS AND
FINANCIAL STATEMENT SCHEDULE

SCIENTIFIC GAMES CORPORATION AND SUBSIDIARIES

        All other schedules are omitted as the required information is not applicable or the information is presented in the consolidated financial statements or related notes.

 REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM

To the Board of Directors and Stockholders of
Scientific Games Corporation
New York, New York

        We have audited the accompanying consolidated balance sheets of Scientific Games Corporation and subsidiaries (the "Company") as of December 31, 2010 and 2009, and the related consolidated statements of operations, stockholders' equity and comprehensive income, and cash flows for each of the three years in the period ended December 31, 2010. Our audits also included the financial statement schedule listed in the Index. These financial statements and financial statement schedule are the responsibility of the Company's management. Our responsibility is to express an opinion on the financial statements and financial statement schedule based on our audits. We did not audit the financial statements of Consorzio Lotterie Nazionali ("CLN"), the Company's investment which is accounted for by use of the equity method (see note 16 to the consolidated financial statements), as of December 31, 2010 and 2009 and for each of the three years in the period ended December 31, 2010. The Company's equity in income of CLN was $35,236, $49,952 and $51,913 for the years ended December 31, 2010, 2009 and 2008, respectively. Those statements were prepared in accordance with International Financial Reporting Standards as issued by the International Accounting Standards Board and were audited by other auditors whose report has been furnished to us, and our opinion, insofar as it relates to the amounts included for CLN, on the basis of International Financial Reporting Standards as issued by the International Accounting Standards Board, for the three years ended December 31, 2010, is based solely on the report of the other auditors. We have applied auditing procedures to the adjustments to reflect equity in net income of CLN in accordance with accounting principles generally accepted in the United States of America.

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

        In our opinion, based on our audits and the report of the other auditors, such consolidated financial statements present fairly, in all material respects, the financial position of Scientific Games Corporation and subsidiaries as of December 31, 2010 and 2009, and the results of their operations and their cash flows for each of the three years in the period ended December 31, 2010, in conformity with accounting principles generally accepted in the United States of America. Also, in our opinion, such financial statement schedule, when considered in relation to the basic consolidated financial statements taken as a whole, presents fairly, in all material respects, the information set forth therein.

        We have also audited, in accordance with the standards of the Public Company Accounting Oversight Board (United States), the Company's internal control over financial reporting as of December 31, 2010, based on the criteria established in Internal Control—Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission and our report dated March 1, 2011 expressed an unqualified opinion on the Company's internal control over financial reporting based on our audit.

/s/ DELOITTE & TOUCHE LLP

Atlanta, Georgia
March 1, 2011

SCIENTIFIC GAMES CORPORATION AND SUBSIDIARIES

CONSOLIDATED BALANCE SHEETS

As of December 31, 2010 and 2009

(in thousands, except per share amounts)

	As of December 31,
	2010	2009
ASSETS
Current assets:
Cash and cash equivalents	$124,281	$260,131
Accounts receivable, net of allowance for doubtful accounts of $2,175 and $2,140 in 2010 and 2009, respectively	178,179	177,967
Inventories	68,744	73,940
Deferred income taxes, current portion	2,448	22,557
Prepaid expenses, deposits and other current assets	40,013	47,031
Assets held for sale	—	91,102

Total current assets	413,665	672,728
Property and equipment, at cost	776,367	751,713
Less: accumulated depreciation	(325,786)	(283,274)

Net property and equipment	450,581	468,439
Goodwill, net	763,915	772,732
Intangible assets, net	70,613	79,822
Other assets and investments	452,764	298,071

Total assets	$2,151,538	$2,291,792

LIABILITIES AND STOCKHOLDERS' EQUITY
Current liabilities:
Debt payments due within one year	$8,431	$24,808
Accounts payable	50,642	57,309
Accrued liabilities	136,925	122,989
Liabilities held for sale	—	20,097

Total current liabilities	195,998	225,203
Deferred income taxes	60,858	37,418
Other long-term liabilities	53,765	67,158
Long-term debt, excluding current installments	1,388,259	1,342,255

Total liabilities	1,698,880	1,672,034
Commitments and contingencies
Stockholders' equity:
Class A common stock, par value $0.01 per share, 199,300 shares authorized, 97,474 and 97,012 shares issued and 91,725 and 93,883 shares outstanding as of December 31, 2010 and 2009, respectively	975	939
Additional paid-in capital	674,691	651,348
Accumulated earnings	(131,021)	18,180
Treasury stock, at cost, 5,749 and 3,129 shares held as of December 31, 2010 and 2009, respectively	(74,460)	(48,125)
Accumulated other comprehensive income	(17,527)	(2,584)

Total stockholders' equity	452,658	619,758

Total liabilities and stockholders' equity	$2,151,538	$2,291,792

See accompanying notes to consolidated financial statements.

SCIENTIFIC GAMES CORPORATION AND SUBSIDIARIES

CONSOLIDATED STATEMENTS OF OPERATIONS

Years Ended December 31, 2010, 2009 and 2008

(in thousands, except per share amounts)

	Years Ended December 31,
	2010	2009	2008
Revenue:
Instant tickets	$465,090	$453,238	$548,308
Services	363,138	410,014	451,664
Sales	54,271	64,497	118,857

Total Revenue	882,499	927,749	1,118,829
Operating expenses:
Cost of instant tickets (1)	270,787	270,836	331,501
Cost of services (1)	206,034	234,093	263,284
Cost of sales (1)	38,045	44,539	85,856
Selling, general and administrative expenses	158,500	168,248	184,213
Write-down of assets held for sale	8,029	54,356	—
Employee termination costs	602	3,920	13,695
Depreciation and amortization	141,766	151,784	218,643

Operating income (loss)	58,736	(27)	21,637
Other (income) expense:
Interest expense	101,613	87,498	78,071
Equity in earnings of joint ventures	(49,090)	(59,220)	(58,570)
Loss (gain) on early extinguishment of debt	2,932	(4,829)	2,960
Other (income) expense, net	8,594	2,856	(4,691)

	64,049	26,305	17,770

Income (loss) before income tax expense	(5,313)	(26,332)	3,867
Income tax expense	143,888	13,547	8,352

Net loss	$(149,201)	$(39,879)	$(4,485)

Basic and diluted net loss per share:
Basic	$(1.61)	$(0.43)	$(0.05)

Diluted	$(1.61)	$(0.43)	$(0.05)

Weighted average number of shares used in per share calculations:
Basic shares	92,666	92,701	92,875

Diluted shares	92,666	92,701	92,875

(1)
Exclusive of depreciation and amortization.

See accompanying notes to consolidated financial statements.

SCIENTIFIC GAMES CORPORATION AND SUBSIDIARIES

CONSOLIDATED STATEMENTS OF STOCKHOLDERS' EQUITY

AND COMPREHENSIVE INCOME

Years Ended December 31, 2010, 2009 and 2008

(in thousands)

	Years Ended December 31,
	2010	2009	2008
Common stock:
Beginning balance	$939	$926	$934
Issuance of Class A common stock in connection with employee stock purchase plan	1	1	1
Issuance of Class A common stock in connection with stock options, restricted stock units and warrants	35	17	6
Purchases of Class A common stock	—	(5)	(15)

Ending balance	975	939	926

Additional paid-in capital:
Beginning balance	651,348	628,356	589,057
Issuance of Class A common stock in connection with employee stock purchase plan	664	797	962
Issuance of Class A common stock in connection with stock options, restricted stock units and warrants	913	1,662	3,363
Repurchase of stock options	(772)	(1,892)	—
Share-based compensation	22,807	34,589	34,122
Tax benefit from employee stock options and restricted stock units	(4,024)	(1,236)	134
Tax benefit from repurchase of convertible debentures	—	3,141	—
Unwind of bond hedge	—	1,335	—
Deferred compensation	3,755	(5,456)	719
Convertible debt feature in accordance with New Convertible Debt Guidance	—	(9,948)	(7)
Equity issuance costs per New Convertible Debt guidance	—	—	6

Ending balance	674,691	651,348	628,356

Accumulated (losses) earnings:
Beginning balance	18,180	58,059	62,544
Net loss	(149,201)	(39,879)	(4,485)

Ending balance	(131,021)	18,180	58,059

Treasury stock:
Beginning balance	(48,125)	(42,586)	(19,442)
Purchase of Class A common stock	(26,335)	(5,539)	(23,144)

Ending balance	(74,460)	(48,125)	(42,586)

Accumulated other comprehensive income (loss):
Beginning balance	(2,584)	(48,926)	60,498
Other comprehensive income (loss)	(14,943)	46,342	(109,424)

Ending balance	(17,527)	(2,584)	(48,926)

Total stockholders' equity	$452,658	$619,758	$595,829

Comprehensive income (loss):
Net loss	$(149,201)	$(39,879)	$(4,485)
Other comprehensive income (loss)
Pension gains and losses, net of tax	447	(1,410)	3,240
Foreign currency translation adjustment	(16,325)	45,304	(107,758)
Effective portion of derivative financial instruments	935	2,486	(4,901)
Unrealized loss on investments, net of tax	—	(38)	(5)

Other comprehensive income (loss)	(14,943)	46,342	(109,424)

Comprehensive income (loss)	$(164,144)	$6,463	$(113,909)

See accompanying notes to consolidated financial statements.

SCIENTIFIC GAMES CORPORATION AND SUBSIDIARIES

CONSOLIDATED STATEMENTS OF CASH FLOWS

Years Ended December 31, 2010, 2009 and 2008

(in thousands)

	Years Ended December 31,
	2010	2009	2008
Cash flows from operating activities:
Net loss	$(149,201)	$(39,879)	$(4,485)
Adjustments to reconcile net income to cash provided by operating activities:
Depreciation and amortization	141,766	151,784	218,643
Change in deferred income taxes	124,143	15,196	(16,836)
Stock-based compensation	22,807	34,589	34,122
Non-cash interest expense	7,163	14,035	17,679
Undistributed equity in earnings of joint ventures	(14,679)	(27,300)	(33,290)
Loss on sale of assets held for sale	8,390	54,075	—
Loss (gain) on early extinguishment of debt	2,932	(4,829)	2,960
Changes in current assets and liabilities, net of effects of acquisitions
Accounts receivable	(4,396)	30,054	(20,797)
Inventories	4,136	2,525	(2,644)
Accounts payable	(2,915)	(4,504)	6,332
Accrued liabilities	6,919	(28,236)	18,024
Other current assets	24,365	17,124	(14,798)
Other	(857)	5,443	3,588

Net cash provided by operating activities	170,573	220,077	208,498
Cash flows from investing activities:
Capital expenditures	(9,352)	(12,932)	(19,686)
Wagering systems expenditures	(62,926)	(64,610)	(163,954)
Other intangible assets and software expenditures	(36,372)	(34,039)	(46,278)
Proceeds from asset disposals	465	3,770	201
Change in other assets and liabilities, net	946	6,169	(4,533)
Investment in joint venture	(203,795)	—	5,605
Proceeds from sale of Racing Business	35,942	—	—
Business acquisitions, net of cash acquired	(12,493)	(86,560)	(8,109)

Net cash used in investing activities	(287,585)	(188,202)	(236,754)
Cash flows from financing activities:
Repayments under revolving credit facility	—	—	(158,000)
Proceeds from issuance of long-term debt	355,542	386,533	807,348
Payment on long-term debt	(323,854)	(273,876)	(467,978)
Payment of financing fees	(13,655)	(15,647)	(15,226)
Purchases of treasury stock	(26,335)	(5,539)	(23,144)
Excess tax benefit from equity-based compensation plan	502	(1,236)	134
Net proceeds from issuance of common stock	(1,995)	1,912	3,310

Net cash (used in) provided by financing activities	(9,795)	92,147	146,444
Effect of exchange rate changes on cash and cash equivalents	(9,043)	432	(6,952)

(Decrease) increase in cash and cash equivalents	(135,850)	124,454	111,236
Cash and cash equivalents, beginning of period	260,131	140,639	29,403
Cash and cash equivalents of held for sale operations	—	(4,962)	—

Cash and cash equivalents, end of period	$124,281	$260,131	$140,639

See accompanying notes to consolidated financial statements.

SCIENTIFIC GAMES CORPORATION AND SUBSIDIARIES

CONSOLIDATED STATEMENTS OF CASH FLOWS (Continued)

Years Ended December 31, 2010, 2009 and 2008

(in thousands)

Non-cash investing and financing activities

For the years ended December 31, 2010, 2009 and 2008

        See Note 22 (Acquisitions and Disposition) for a description of the non-cash consideration that the Company received for the sale of our racing and venue management business (the "Racing Business") to Sportech Plc ("Sportech") on October 5, 2010, which included ordinary shares of Sportech valued at $26,300 and a note receivable of $10,000. See Note 6 (Other Assets and Investments) and Note 8 (Long-Term and Other Debt) for a description of deferred financing fee write-offs and capital lease transactions.

Supplemental cash flow information

        Cash paid during the period for:

	2010	2009	2008
Interest	$86,486	$77,399	$55,102
Income taxes, net of refunds	(3,393)	(3,813)	18,113

See accompanying notes to consolidated financial statements.

SCIENTIFIC GAMES CORPORATION AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

(in thousands, except per share amounts)

(1) Description of the Business and Summary of Significant Accounting Policies

        When used in these notes, unless otherwise specified or the context otherwise indicates, all references to the words "Scientific Games," "we," "us," "our," and the "Company" refer to Scientific Games Corporation and all entities included in our consolidated financial statements unless otherwise specified or the context otherwise indicates.

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

Printed Products Group

        Our Printed Products Group is primarily comprised of our global instant lottery ticket business. Our instant ticket business and related services businesses include ticket design and manufacturing, as well as value-added services such as game design, sales and marketing support, specialty games and promotions, inventory management and warehousing and fulfillment services. We also provide lotteries with cooperative service partnerships ("CSP") under which we provide an extended suite of services to help our customers efficiently and effectively manage their operations to achieve higher profitability. The Printed Products Group also includes MDI Entertainment, LLC ("MDI"), our subsidiary that provides licensed games, promotional entertainment and Internet services to the lottery industry.

Lottery Systems Group

        Our Lottery Systems Group is a leading provider of customized computer software, software support, equipment and data communication services to lotteries. Our Lottery Systems Group offering includes the provision of transaction processing software for the accounting and validation of both instant and online lottery games, point-of-sale terminals, central site computers, communications technology, and ongoing support and maintenance for these products. Central computer systems, terminals and associated software are typically provided in the U.S. through facilities management contracts under which the Company deploys and operates the system on behalf of the lottery and internationally through outright sales, which often include a service and maintenance component. In addition, we are the exclusive instant ticket validation network provider to the China Sports Lottery.

Diversified Gaming Group

        Our Diversified Gaming Group provides services and systems to private and public operators in the wide area gaming industry, including server-based gaming machines and sports betting systems and services.

        The Diversified Gaming Group includes The Global Draw Limited and certain related companies ("Global Draw"), a supplier of gaming terminals, server-based gaming systems and game content to

SCIENTIFIC GAMES CORPORATION AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

(in thousands, except per share amounts)

(1) Description of the Business and Summary of Significant Accounting Policies (Continued)

licensed bookmakers, primarily in betting shops in the U.K. and increasingly outside the U.K. with deployments in Austria, Mexico and the Caribbean. The Diversified Gaming Group also includes Games Media Limited ("Games Media"), a supplier of gaming terminals and content to U.K. public house operators.

        The Diversified Gaming Group had included the Racing Business prior to its sale to Sportech on October 5, 2010. Due to the Company's continued involvement with Sportech, through the equity interest in Sportech that we acquired upon the closing of the sale, the sale of the Racing Business did not qualify for discontinued operations accounting treatment and was not reflected as such in the Company's Consolidated Statement of Operations.

(b) Principles of Consolidation

        The accompanying consolidated financial statements include the Company's accounts and subsidiaries that are wholly owned and in which we have a controlling financial interest or where we are the primary beneficiary of a variable interest entity. Investments in other entities in which we do not have a controlling financial interest and we are not the primary beneficiary of a variable interest entity but we exert significant influence are accounted for in the consolidated financial statements using the equity method of accounting. All inter-company balances and transactions have been eliminated in consolidation.

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

(d) Accounts Receivable and Allowance for Doubtful Accounts

        Trade accounts receivable are recorded at the invoiced amount and do not bear interest. The allowance for doubtful accounts is our best estimate of the amount of probable credit losses in our existing accounts receivable; however, changes in circumstances relating to accounts receivable may result in additional allowances in the future. We determine the allowance based on historical experience, current market trends and, for larger accounts, the ability to pay outstanding balances. We continually review our allowance for doubtful accounts. Past due balances and other higher risk amounts are reviewed individually for collectability. Account balances are charged against the allowance

SCIENTIFIC GAMES CORPORATION AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

(in thousands, except per share amounts)

(1) Description of the Business and Summary of Significant Accounting Policies (Continued)

after all collection efforts have been exhausted and the potential for recovery is considered remote. Accounts receivable, net, consists of the following:

	As of December 31,
	2010	2009
Accounts receivable	$135,962	$149,544
Unbilled accounts receivable	44,392	30,563
Allowance for doubtful accounts	(2,175)	(2,140)

	$178,179	$177,967

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

        Costs incurred for equipment associated with specific wagering system contracts not yet placed into service are classified as construction in progress in property and equipment and are not depreciated until deployed.

(g) Deferred Installation Costs

        Certain lottery and wide area gaming contracts require us to perform installation activities. Direct installation activities, which include costs for online terminals, facilities wiring, computers, internal labor

SCIENTIFIC GAMES CORPORATION AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

(in thousands, except per share amounts)

(1) Description of the Business and Summary of Significant Accounting Policies (Continued)

and travel, are performed at the inception of a specific contract with a specific customer to enable us to perform under the terms of the contract. These activities begin after a contract is entered into and end when the setup activities are substantially complete. Such activities do not represent a separate earnings process and therefore are deferred and amortized over the expected life of the contract, which we define as the original life of the contract plus all available extensions. Deferred installation costs, net of accumulated depreciation, included in property and equipment were approximately $40,200 and $41,000 at December 31, 2010 and 2009, respectively.

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

(i) Other Assets and Investments

        We capitalize costs associated with internally developed and purchased software systems for use in our lottery and wagering service contracts. Capitalized costs are amortized on a straight-line basis over the expected useful lives of the asset. We also capitalize costs associated with long-term financing, marketing rights, and non-competition and employment agreements arising primarily from business acquisitions. An evaluation is performed to determine if any impairment has occurred with respect to any amortized or non-amortized assets.

(j) Derivative Financial Instruments

        We record derivative instruments on the balance sheet at their respective fair values. From time to time, the Company utilizes interest rate swap agreements to mitigate any gains or losses associated with the change in expected cash flows due to fluctuation in interest rates on variable rate debt. Such derivatives meet the requirements for cash flow hedge accounting and are recognized on the balance sheet at their fair value. The effective portion of the hedge is recorded in other comprehensive income (loss) and the ineffective portion of the hedge, if any, is recorded in the Company's Consolidated Statement of Operations. Amounts recorded in other comprehensive income (loss) that were deferred on the effective hedged forecasted transactions are reclassified to earnings when the interest expense related to the hedged item affects earnings.

        From time to time, we utilize derivative financial instruments in the form of forward contracts, which allow us to mitigate risk associated with cash payments required to be made by the Company in non-functional currencies. Such derivatives are recognized on the balance sheet at their fair value and any periodic changes to this fair value are recognized in the Company's Consolidated Statement of Operations.

SCIENTIFIC GAMES CORPORATION AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

(in thousands, except per share amounts)

(1) Description of the Business and Summary of Significant Accounting Policies (Continued)

(k) Impairment of Long-Lived Assets and Acquired Intangible Assets

        We assess the recoverability of long-lived assets and identifiable acquired intangible assets with finite useful lives whenever events or changes in circumstances indicate that the carrying value of such an asset may not be recoverable. Recoverability of assets to be held and used is measured by a comparison of the carrying amount of the asset to the expected net future undiscounted cash flows to be generated by that asset, or, for identifiable intangibles with finite useful lives, by determining whether the amortization of the intangible asset balance over its remaining life can be recovered through undiscounted future cash flows. The amount of impairment of other long-lived assets is measured by the amount by which the carrying value of the asset exceeds the fair market value of the asset. Assets held for sale are reported at the lower of the carrying amount or fair market value, less expected costs to sell.

(l) Income Taxes

        Income taxes are determined using the liability method of accounting for income taxes. The Company's tax expense includes the U.S. and international income taxes but excludes the provision for U.S. taxes on undistributed earnings of international subsidiaries deemed to be permanently invested.

        The Company applies a recognition threshold and measurement attribute for the financial statement recognition and measurement of a tax position taken or expected to be taken in a tax return. The Company recognizes in the financial statements the impact of a tax position if that position is more likely than not to be sustained on an audit based on the technical merits of the position.

        Certain items of income and expense are not reported in tax returns and financial statements in the same year. The tax effect of such temporary differences is reported as deferred income taxes. The measurement of deferred tax assets is reduced, if necessary, by the amount of any tax benefits that, based on available evidence, are not expected to be realized. The Company establishes a valuation allowance for deferred tax assets for which realization is not likely. At December 31, 2010 and 2009, the Company had a valuation allowance of $234,813 and $95,151 recorded against the benefit of its certain deferred tax assets of foreign and domestic subsidiaries.

        The Company operates within multiple taxing jurisdictions and in the normal course of business is examined in various jurisdictions. The reversal of the accruals is recorded when examinations are completed, statutes of limitation are closed or tax laws are changed.

(m) Foreign Currency Translation

        The U.S. dollar is the functional currency for most of our businesses. Significant operations where their local currency is the functional currency include our operations in Europe and China. Assets and liabilities of foreign operations are translated at year-end rates of exchange and operations are translated at the average rates of exchange for the year. Gains or losses resulting from translating the foreign currency financial statements are accumulated as a separate component of accumulated other comprehensive income (loss) in stockholders' equity. Gains or losses resulting from foreign currency transactions are included in other income (expense) in the consolidated statements of operations and have not been material to the financial statements.

SCIENTIFIC GAMES CORPORATION AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

(in thousands, except per share amounts)

(1) Description of the Business and Summary of Significant Accounting Policies (Continued)

(n) Revenue Recognition

        We derive our revenue from three sources: instant lottery tickets; services; and sales. Our instant lottery ticket business consists of long-term contracts to supply instant lottery tickets and provide related services to our lottery customers. We offer our clients a number of related, value-added services as part of an integrated offering. These services include game design, determination of prize structure, game programming and rights to use licensed products. We view our instant ticket offering as neither a pure product sale nor a pure service offering. In order to provide users of our financial statements better visibility into our revenue streams, beginning with our results for the year ended December 31, 2009, we have segregated revenues related to our instant ticket fulfillment/services businesses from other service revenues.

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

Printed Products Group

        Revenue from the sale of instant lottery tickets that are sold on a per unit price basis is recognized when the customer accepts the product pursuant to the terms of the contract.

        Revenue from the sale of instant lottery tickets that are sold on a variable price basis is recognized when the percentage of the amount of retail sales is generated.

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

Lottery Systems Group

        Revenue from online lottery services is recognized as a percentage of the retail sales of lottery tickets pursuant to the terms of the contract.

        Revenue from the sale of a lottery system or sub-system, which includes the customization of software, is recognized under the percentage of completion method of accounting, based on the ratio of costs incurred to estimated costs to complete.

SCIENTIFIC GAMES CORPORATION AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

(in thousands, except per share amounts)

(1) Description of the Business and Summary of Significant Accounting Policies (Continued)

        Revenue from the perpetual licensing of customized lottery software is recognized under the percentage of completion method of accounting, based on the ratio of costs incurred to estimated costs to complete.

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

        Revenue from the sale of a pari-mutuel wagering system, which included the customization of software, is recognized on the percentage of completion method of accounting, based on the ratio of costs incurred to estimated costs to complete.

        Revenue from the sale of pari-mutuel wagering terminals is recognized when the customer accepted the product pursuant to the terms of the contract.

        Revenue from the perpetual licensing of customized pari-mutuel software is recognized under the percentage of completion method of accounting, based on the ratio of costs incurred to estimated costs to complete.

        Revenue from wagering at Company owned or operated sites is recognized as a percentage of the amount wagered by our customers at the time of the wager.

        Revenue from the provision of facilities management services to non-Company owned wagering sites is recognized as a percentage of the amount wagered by the customers' patrons at the time of the wager pursuant to the terms of the contract.

(o) Service Contract Arrangements

        Service contracts for lottery and wide area gaming systems generally provide for substantial related services such as software, maintenance personnel, computer operators and certain operating supplies. The service contracts generally cover four to seven year periods and frequently include renewal options that have generally been exercised by the customers. Under such contracts, we retain ownership of all equipment. The service contracts also provide for certain warranties covering operation of the equipment, machines, display equipment and central computing equipment. The breach of such warranties could result in the payment of significant liquidated damages. Instant ticket sales contracts

SCIENTIFIC GAMES CORPORATION AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

(in thousands, except per share amounts)

(1) Description of the Business and Summary of Significant Accounting Policies (Continued)

provide for revenue based on a fixed fee per thousand instant lottery tickets or a percentage of instant ticket retail sales of the lottery customer. Instant ticket contracts generally run for one to five years and frequently include renewal options.

(p) Shipping and Handling Costs

        Shipping and handling costs are included in cost of sales for all periods presented.

(q) Stock-Based Compensation

        We measure compensation cost for stock awards at fair value and recognize compensation expense ratably over the service period for awards expected to vest. The fair value of restricted stock units is determined based on the number of shares underlying the units granted and the quoted market price of our common stock. The fair value of stock options is determined using the Black-Scholes valuation model. The estimation of stock awards that will ultimately vest requires judgment and, to the extent actual results or updated estimates differ from our current estimates, such amounts will be recorded as a cumulative adjustment in the period estimates are revised. We consider many factors when estimating expected forfeitures, including types of awards, employee class, and historical experience. Actual results, and future changes in estimates, may differ substantially from our current estimates.

        The Company may grant certain awards that are contingent upon the Company achieving certain performance targets. Upon determining the performance target is probable, the fair value of the award is recognized over the service period. Certain equity awards may be settled in cash or a variable number of shares. The fair value of these awards are measured each reporting period and recorded as a liability and corresponding compensation expense. As the fair value changes each reporting period, the corresponding liability and compensation expense are adjusted, such that the liability and cumulative compensation expense equal the total fair value of the obligation upon the reporting date.

(r) Comprehensive Income

        We include and separately classify in comprehensive income unrealized gains and losses from our foreign currency translation adjustments, gains or losses associated with pension or other post-retirement benefits, prior service costs or credits associated with pension or other postretirement benefits, transition assets or obligations associated with pension or other post-retirement benefits, the effective portion of derivative financial instruments and unrealized gains and losses on investments.

(s) Use of Estimates

        The preparation of financial statements in conformity with accounting principles generally accepted in the United States of America requires management to make estimates and assumptions that affect the reported amounts of assets and liabilities and disclosure of contingent assets and liabilities at the date of the financial statements and the reported amounts of revenues and expenses during the reporting period. Some of the significant estimates involve percentage of completion for contracted lottery development projects, stock-based compensation expense, capitalization of software development costs, evaluation of the recoverability of assets and assessment of litigation and contingencies, allocation of purchase price to assets acquired and liabilities assumed in business combinations and income and other taxes. Actual results could differ from estimates.

SCIENTIFIC GAMES CORPORATION AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

(in thousands, except per share amounts)

(2) Basic Income Per Common Share and Diluted Income Per Common Share

        Basic income per common share is computed by dividing net income available to common stockholders by the weighted-average number of common shares outstanding during the period. Diluted income per common share gives effect to all dilutive potential common shares that were outstanding during the period. As of December 31, 2010, 2009 and 2008 we had outstanding stock options and restricted stock units which could potentially dilute basic earnings per share in the future. As of December 31, 2009 and 2008, we also had outstanding potentially dilutive 0.75% convertible senior subordinated debentures due 2024 (the "Convertible Debentures"). The following represents a reconciliation of the numerator and denominator used in computing basic and diluted income available to common stockholders per common share for the years ended December 31, 2010, 2009 and 2008:

	Years Ended December 31,
	2010	2009	2008
Income (numerator)
Net loss	$(149,201)	$(39,879)	$(4,485)
Shares (denominator)
Basic weighted-average common shares outstanding	92,666	92,701	92,875
Effect of dilutive securities-stock rights	—	—	—
Effect of dilutive shares related to Convertible Debentures	—	—	—

Diluted weighted-average common shares outstanding	92,666	92,701	92,875

Basic and diluted per share amounts
Basic net loss per share	$(1.61)	$(0.43)	$(0.05)

Diluted net loss per share	$(1.61)	$(0.43)	$(0.05)

        For the years ended December 31, 2010, 2009 and 2008, there were no dilutive stock rights due to the net loss reported for the periods.

        For the year ended December 31, 2009, the aggregate number of shares that we could have been obligated to issue upon conversion of the then remaining $9,943 in aggregate principal amount of the Convertible Debentures was approximately 342. The Convertible Debentures provided for net share settlement upon conversion. In December 2004, we purchased a bond hedge to mitigate the potential dilution from conversion of the Convertible Debentures during the term of the bond hedge.

        On June 1, 2010, the remaining $9,943 in aggregate principal amount of the Convertible Debentures was repurchased or redeemed at a price equal to 100% of the aggregate principal amount thereof, together with accrued but unpaid interest thereon. In connection with the repurchase and redemption, we unwound the corresponding remaining portion of the bond hedge and warrant option.

        During 2010, 2009 and 2008, the average price of our common stock did not exceed the conversion price of the Convertible Debentures. Therefore we have not included potentially dilutive shares related to the Convertible Debentures in our diluted weighted-average common shares outstanding.

SCIENTIFIC GAMES CORPORATION AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

(in thousands, except per share amounts)

(3) Inventories

        Inventories consist of the following:

	As of December 31,
	2010	2009
Parts and work-in-process	$23,224	$26,643
Finished goods	45,520	47,297

	$68,744	$73,940

        Point-of-sale terminals manufactured by us may be sold to customers or included as part of a long-term wagering system contract. Parts and work-in-process includes costs for equipment expected to be sold.

(4) Property and Equipment

        Property and equipment, including assets under capital leases, consist of the following:

	As of December 31,
	2010	2009
Machinery, equipment and deferred installation costs	$654,652	$617,157
Land and buildings	65,181	65,584
Transportation equipment	4,274	6,264
Furniture and fixtures	12,773	14,345
Leasehold improvements	13,440	15,204
Construction in progress	26,047	33,159

Property and equipment, at cost	776,367	751,713
Less: accumulated depreciation	(325,786)	(283,274)

Net property and equipment	$450,581	$468,439

        Depreciation expense for the years ended December 31, 2010, 2009 and 2008 was approximately $99,700, $104,300 and $162,900, respectively.

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

        During the fourth quarter of 2010, we recorded long-lived asset impairment charges of approximately $17,500 related to underperforming Lottery Systems contracts. The fair value of the assets related to these contracts is approximately $32,200. During the fourth quarter of 2009, we recorded long-lived asset impairment charges of approximately $24,700 primarily related to underperforming Lottery Systems contracts. The fair value of the assets was approximately $36,000. We determine the fair value of the assets by using Level 2 valuation techniques within the fair value hierarchy and based on the present value of future cash flows of the respective contracts. The

SCIENTIFIC GAMES CORPORATION AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

(in thousands, except per share amounts)

(4) Property and Equipment (Continued)

impairment charges are included in depreciation and amortization expense of the Lottery Systems Group in our Consolidated Statements of Operations for the year ended December 31, 2010 or 2009, as the case may be. During the fourth quarter of 2010, we also recorded an impairment charge of approximately $3,000 related to obsolete Lottery Systems equipment.

        During the fourth quarter of 2010, we recorded accelerated depreciation expense of approximately $8,300 as a result of Global Draw's transition to a new platform technology. We also recorded an impairment charge of approximately $2,500 related to obsolete Global Draw equipment.

(5) Goodwill and Intangible Assets

Intangible Assets

        The following disclosure presents certain information on our intangible assets as of December 31, 2010 and 2009. Amortizable intangible assets are being amortized on a straight-line basis over their estimated useful lives with no estimated residual values.

Intangible Assets	Gross Carrying Amount	Accumulated Amortization	Net Balance
Balance as of December 31, 2010
Amortizable intangible assets:
Patents	$12,106	4,321	7,785
Customer lists	30,083	19,009	11,074
Licenses	62,124	46,381	15,743
Intellectual property	17,833	17,719	114
Lottery contracts	1,500	1,093	407

	123,646	88,523	35,123

Non-amortizable intangible assets:
Trade name	37,608	2,118	35,490

Total intangible assets	$161,254	90,641	70,613

Balance as of December 31, 2009
Amortizable intangible assets:
Patents	$11,657	4,073	7,584
Customer lists	29,706	17,431	12,275
Licenses	63,974	41,825	22,149
Intellectual property	18,581	16,946	1,635
Lottery contracts	4,907	4,399	508

	128,825	84,674	44,151

Non-amortizable intangible assets:
Trade name	37,789	2,118	35,671

Total intangible assets	$166,614	86,792	79,822

SCIENTIFIC GAMES CORPORATION AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

(in thousands, except per share amounts)

(5) Goodwill and Intangible Assets (Continued)

        The aggregate intangible asset amortization expense for the years ended December 31, 2010, 2009 and 2008 was approximately $13,700, $17,500 and $27,700, respectively. The estimated intangible asset amortization expense for the year ending December 31, 2011 and each of the subsequent four years is approximately $8,500, $7,100, $6,400, $5,400 and $2,400 respectively.

Goodwill

        The table below reconciles the change in the carrying amount of goodwill, by reporting segment, for the period from December 31, 2008 to December 31, 2010. In 2010, we recorded (a) a $4,662 increase in goodwill associated with the acquisition of substantially all of the assets of GameLogic Inc. ("GameLogic") and (b) a decrease in goodwill of $13,479 as a result of foreign currency translation.

        In 2009, we recorded (a) a $83,355 increase in goodwill associated with the final purchase price adjustment under the earn-out that was part of our acquisition of Global Draw, (b) a decrease of $745 in goodwill associated with the assets held for the sale of the Racing Business, and (c) an increase in goodwill of $32,911 as a result of foreign currency translation.

Goodwill	Printed Products Group	Lottery Systems Group	Diversified Gaming Group	Totals
Balance at December 31, 2008	$324,245	190,341	142,625	657,211
Adjustments	5,414	2,492	107,615	115,521

Balance at December 31, 2009	329,659	192,833	250,240	772,732
Adjustments	5,822	(5,889)	(8,750)	(8,817)

Balance at December 31, 2010	$335,481	186,944	241,490	763,915

        We performed impairment tests for fiscal years 2010 and 2009. No adjustment was required to the carrying value of our goodwill or intangible assets with indefinite useful lives as of December 31, 2010 or 2009 as a result of the annual impairment tests.

(6) Other Assets and Investments

        Other assets and investments consist of the following:

	As of December 31,
	2010	2009
Software systems development costs, net	$62,054	$63,350
Deferred financing costs	31,151	26,947
Deferred tax asset, long-term portion	15,580	105,903
SERP trust	—	2,432
Investments in joint ventures	321,180	84,112
Other assets	22,799	15,327

	$452,764	$298,071

SCIENTIFIC GAMES CORPORATION AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

(in thousands, except per share amounts)

(6) Other Assets and Investments (Continued)

        In the years ended December 31, 2010 and 2009, we capitalized $26,900 and $26,200, respectively, of software systems development costs related primarily to lottery and wide area gaming. Capitalized costs are amortized on a straight-line basis over a period of five to ten years. The total amount charged to amortization expense for amortization of capitalized systems development costs was approximately $27,000, $28,200 and $24,800 for the years ended December 31, 2010, 2009 and 2008, respectively.

        Deferred financing costs arise in connection with our long-term financing and are amortized over the life of the financing agreements. We capitalized approximately $12,700, $14,700 and $15,200 during 2010, 2009 and 2008, respectively, in connection with these financing transactions. Amortization of deferred financing costs amounted to approximately $6,500, $5,100 and $4,200 for the years ended December 31, 2010, 2009 and 2008, respectively.

        During 2010, we wrote-off approximately $1,300 of unamortized deferred financing fees related to our repurchase and redemption of our 6.25% senior subordinated notes due 2012 (the "2012 Notes"). We also wrote-off approximately $700 of unamortized deferred financing fees related to the repayment of a portion of the outstanding borrowings under our term loan facilities under the Credit Agreement.

        During the second quarter of 2009, we wrote-off approximately $140 of unamortized deferred financing fees related to the Company's repurchase of some of the 2012 Notes. During 2009, the Company repurchased most of the Convertible Debentures and wrote-off approximately $1,100 of unamortized deferred financing fees related to the Convertible Debentures.

(7) Accrued Liabilities

        Accrued liabilities consist of the following:

	As of December 31,
	2010	2009
Compensation and benefits	$39,766	$44,142
Customer advances	1,024	1,723
Deferred revenue	18,227	14,545
Taxes, other than income	6,982	7,275
Accrued licenses	1,157	1,150
Liabilites assumed in business combinations	1,450	1,724
Accrued contract costs	19,941	7,320
Accrued interest	9,668	4,809
Other	38,710	40,301

	$136,925	$122,989

SCIENTIFIC GAMES CORPORATION AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

(in thousands, except per share amounts)

(8) Long-Term and Other Debt

Financing-Related Transactions

        We are party to a credit agreement, dated as of June 9, 2008 (as amended, the "Credit Agreement"), among Scientific Games International, Inc. ("SGI"), as borrower, the Company, as guarantor, the several lenders from time to time parties thereto and JPMorgan Chase Bank, N.A. ("JPMorgan"), as administrative agent. On February 12, 2010, the Company entered into an amendment and restatement of the Credit Agreement in order to revise certain financial covenants and provide the Company with additional operating and financing flexibility so that the Company could execute then pending and future strategic initiatives, including participation in the tender process for the Italian instant ticket concession, the sale of the Racing Business and the Company's strategic transactions with Playtech Limited or its affiliates ("Playtech").

        On June 17, 2010, we obtained an incremental term loan facility under the Credit Agreement under which several lenders provided an aggregate principal amount of $78,000 of senior secured term loans to SGI. The incremental term loan facility is, in all material respects, subject to the same terms and conditions as SGI's existing term loan facility under the Credit Agreement (described below).

        On December 16, 2010, we entered into an amendment to the Credit Agreement. Under the amendment, the acquisition of any specified percentage of the Company's common stock by MacAndrews & Forbes Holdings Inc. ("M&F") and/or certain related parties will not constitute an "event of default" under the Credit Agreement. In addition, the occurrence of a "change of control" under certain other indebtedness of the Company or SGI as a result of the acquisition of any specified percentage of the Company's common stock by M&F and/or certain related parties will not constitute an "event of default" under the Credit Agreement, provided that SGI or any guarantor under the Credit Agreement would at such time be permitted under the terms of the Credit Agreement to repay any such indebtedness that becomes due and payable as a result of such acquisition.

        We also entered into certain other debt financing transactions during 2010 in order to repurchase or redeem outstanding debt, to enhance liquidity and to extend the average maturity of our debt.

        On June 1, 2010, the remaining $9,943 in aggregate principal amount of our Convertible Debentures was repurchased or redeemed at a price equal to 100% of the aggregate principal amount thereof, together with accrued but unpaid interest thereon. In connection with the repurchase and redemption, we unwound the corresponding remaining portion of the bond hedge and warrant option that we had purchased to mitigate the potential dilution from conversion of the Convertible Debentures.

        On June 25, 2010, we repaid approximately £27,506 of the approximately £28,134 in aggregate principal amount of the two-year, senior unsecured promissory notes issued by certain of the Company's foreign subsidiaries to defer a portion of the earn-out payable in connection with our 2006 acquisition of Global Draw (which notes are guaranteed by the Company and certain of its U.S. subsidiaries, including SGI) (the "Global Draw Promissory Notes"), leaving approximately £628 in aggregate principal amount of the Global Draw Promissory Notes outstanding.

        On September 22, 2010, the Company issued $250,000 in aggregate principal amount of its 8.125% Senior Subordinated Notes due 2018 (the "2018 Notes") at a price of 100% of the principal amount thereof in a private offering to qualified institutional buyers in accordance with Rule 144A under the Securities Act of 1933, as amended (the "Securities Act"), and to persons outside the United States under Regulation S under the Securities Act. The 2018 Notes were issued pursuant to an indenture

SCIENTIFIC GAMES CORPORATION AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

(in thousands, except per share amounts)

(8) Long-Term and Other Debt (Continued)

dated as of September 22, 2010 (the "2018 Notes Indenture") among the Company, the subsidiary guarantors party thereto and The Bank of Nova Scotia Trust Company of New York, as trustee.

        On October 6, 2010, the Company completed a tender offer pursuant to which it purchased approximately $107,600 in aggregate principal amount of the 2012 Notes. In connection with the tender offer, the Company completed a consent solicitation under which tendering holders consented to proposed amendments to the indenture governing the 2012 Notes to eliminate substantially all restrictive covenants and certain default provisions in the indenture. On December 28, 2010, the Company redeemed all approximately $79,500 of the remaining outstanding 2012 Notes at a price equal to 100% of the principal amount thereof, plus accrued and unpaid interest to, but not including, the redemption date. The redemption was funded with proceeds from the 2018 Notes. Redemption of the 2012 Notes fully satisfied the September 15, 2012 liquidity condition related to the 2012 Notes contained in the Credit Agreement.

        During 2010, we recognized a loss on early extinguishment of debt of approximately $2,260 related to the repurchase of approximately $187,075 in aggregate principal amount of the 2012 Notes.

Outstanding Debt and Capital Leases

        As of December 31, 2010, our total debt was comprised principally of $572,290 outstanding under our term loan facilities under the Credit Agreement, $350,000 in aggregate principal amount of the 9.25% senior subordinated notes due 2019 (the "2019 Notes"), $200,000 in aggregate principal amount of the 7.875% senior subordinated notes due 2016 (the "2016 Notes"), $250,000 in aggregate principal amount of the 2018 Notes, £628 in aggregate principal amount of the Global Draw Promissory Notes and loans denominated in Chinese Renminbi Yuan ("RMB") totaling RMB178,500 of which RMB116,000 matures in December 2012 and RMB62,500 matures in January 2013 (the "China Loans").

SCIENTIFIC GAMES CORPORATION AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

(in thousands, except per share amounts)

(8) Long-Term and Other Debt (Continued)

        The following reflects outstanding debt as of December 31, 2010 and 2009:

	December 31,
	2010	2009
Revolver, varying interest rate, due 2013	$—	$—
Term Loan, varying interest rate, due 2013 (1)	571,644	540,375
2016 Notes, 7.875% interest, due 2016	200,000	200,000
2012 Notes, 6.25% interest, due 2012	—	187,075
2018 Notes, 8.125% interest, due 2018	250,000	—
2019 Notes, 9.25% interest, due 2019 (2)	345,209	344,932
Convertible Debentures, 0.75% interest, due 2024	—	9,731
Global Draw Promissory Notes, 6.9% interest, due 2011	980	45,473
China Loans, varying interest rate	27,079	37,504
Capital lease obligations, 5.0% interest as of December 31, 2010 payable monthly through 2014	146	173
Various loans and bank facilities, interest as of December 31, 2010 up to 6.2%	1,632	1,800

Total long-term debt outstanding	$1,396,690	$1,367,063
Less: debt payments due within one year	(8,431)	(24,808)

Long-term debt, net of current installments	$1,388,259	$1,342,255

(1)
Total of $572,290 less amortization of a loan discount in the amount of $646 as of December 31, 2010.

(2)
Total of $350,000 less amortization of a loan discount in the amount of $4,791 as of December 31, 2010.

SCIENTIFIC GAMES CORPORATION AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

(in thousands, except per share amounts)

(8) Long-Term and Other Debt (Continued)

        The following reflects debt and capital lease payments due over the next five years and beyond as of December 31, 2010:

	As of December 31, 2010
	Total	Within 1 Year	Within 2 Years	Within 3 Years	Within 4 Years	Within 5 Years	After 5 Years
Revolver	$—	$—	$—	$—	$—	$—	$—
Term Loan	572,290	6,280	6,280	559,730	—	—	—
2016 Notes	200,000	—	—	—	—	—	200,000
2018 Notes	250,000	—	—	—	—	—	250,000
2019 Notes	350,000	—	—	—	—	—	350,000
Global Draw Promissory Notes	980	980	—	—	—	—	—
China Loans	27,079	—	17,977	9,102	—	—	—
Other	1,778	1,171	238	367	2	—	—

Total	$1,402,127	$8,431	$24,495	$569,199	$2	$—	$800,000

Unamortized discount	$(5,437)

	$1,396,690

Credit Agreement

        The Credit Agreement provides for a $250,000 senior secured revolving credit facility and senior secured term loan credit facilities under which $572,290 of borrowings are outstanding as of December 31, 2010. The Credit Agreement will mature on June 9, 2013.

        Amounts under the revolving credit facility may be borrowed, repaid and re-borrowed by SGI from time to time until maturity. Voluntary prepayments and commitment reductions under the Credit Agreement are permitted at any time in whole or in part, without premium or penalty (other than break-funding costs), upon proper notice and subject to a minimum dollar requirement.

        Borrowings under the Credit Agreement bear interest at a rate per annum equal to, at SGI's option, either (1) a base rate determined by reference to the higher of (a) the prime rate of JPMorgan and (b) the federal funds effective rate plus 0.50%, or (2) a reserve-adjusted LIBOR rate, in each case plus an applicable margin. The applicable margin varies based on the Consolidated Leverage Ratio (as defined below) of the Company from 1.00% to 2.50% above the base rate for base rate loans, and from 2.00% to 3.50% above LIBOR for LIBOR-based loans. Until the delivery of the financial statements required under the Credit Agreement for the fiscal quarter ended March 31, 2010, the applicable margins for base rate loans and LIBOR-based loans were deemed to be 2.50% and 3.50%, respectively, regardless of the Consolidated Leverage Ratio.

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

SCIENTIFIC GAMES CORPORATION AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

(in thousands, except per share amounts)

(8) Long-Term and Other Debt (Continued)

        The Company and its direct and indirect 100%-owned domestic subsidiaries (other than SGI) have guaranteed the payment of SGI's obligations under the Credit Agreement. In addition, the obligations under the Credit Agreement are secured by a first priority, perfected lien on (1) substantially all the property and assets (real and personal, tangible and intangible) of the Company and its direct and indirect 100% owned domestic subsidiaries and (2) 100% of the capital stock (or other equity interests) of all of the Company's direct and indirect 100%-owned domestic subsidiaries and 65% of the capital stock (or other equity interests) of the direct foreign subsidiaries of SGI and the guarantors.

        The Credit Agreement contains customary covenants, including negative covenants that, among other things, limit the ability of the Company and its subsidiaries to incur additional indebtedness, pay dividends or make distributions or certain other restricted payments, purchase or redeem capital stock, make investments or extend credit, engage in certain transactions with affiliates, engage in sale-leaseback transactions, consummate certain asset sales, effect a consolidation or merger, sell, transfer, lease or otherwise dispose of all or substantially all assets, prepay or modify certain indebtedness, or create certain liens and other encumbrances on assets.

        In addition, the Credit Agreement requires us to maintain the following financial ratios:

  •
  a "Consolidated Leverage Ratio" as at the last day of each fiscal quarter not to exceed the ratio set forth below with respect to such fiscal quarter or with respect to the period during which such fiscal quarter ends:

  •
  5.75 to 1.00 (fiscal quarter ended December 31, 2009 through March 31, 2012);

  •
  5.50 to 1.00 (fiscal quarter ending June 30, 2012); and

  •
  5.25 to 1.00 (fiscal quarter ending September 30, 2012 and thereafter);

  "Consolidated Leverage Ratio" means, as of the last day of any period, the ratio of (1) Consolidated Total Debt (defined as the aggregate principal amount of our indebtedness, determined on a consolidated basis and required to be reflected on our balance sheet in accordance with GAAP on such day, to (2) Consolidated EBITDA (as defined below) for the period of four consecutive fiscal quarters then ended.

  •
  a "Consolidated Senior Debt Ratio" as at the last day of each fiscal quarter not to exceed the ratio set forth below with respect to such fiscal quarter or with respect to the period during which such fiscal quarter ends:

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

  •
  a "Consolidated Interest Coverage Ratio" for any period of four consecutive fiscal quarters of not less than the ratio set forth below with respect to such period or with respect to the period during which such four consecutive fiscal quarters ends:

  •
  2.50 to 1.00 (four consecutive fiscal quarters ended December 31, 2009 and through June 30, 2010); and

SCIENTIFIC GAMES CORPORATION AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

(in thousands, except per share amounts)

(8) Long-Term and Other Debt (Continued)

    •
    2.25 to 1.00 (four consecutive fiscal quarters ended September 30, 2010 and thereafter).

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

  •
  earn-out payments with respect to certain acquisitions that we have made, such as our acquisition of Global Draw, or any "Permitted Acquisitions" (defined generally as acquisitions of companies that are primarily engaged in the same or related line of business and that become subsidiaries of ours, or acquisitions of all or substantially all of the assets of another company or division or business unit of another company), including any loss or expense with respect to such earn-out payments;

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

SCIENTIFIC GAMES CORPORATION AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

(in thousands, except per share amounts)

(8) Long-Term and Other Debt (Continued)

  •
  to the extent treated as an expense in the period paid or incurred, certain payments, costs and obligations (up to a specified amount) made or incurred by us, whether directly or indirectly, in connection with any award of a concession to operate the instant ticket lottery in Italy, including upfront fees required under the applicable tender process;

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

        The Credit Agreement generally requires mandatory prepayments of the term loan credit facilities with the net cash proceeds from (1) the incurrence of indebtedness by us (excluding certain permitted debt) and (2) the sale of assets that yields to us net cash proceeds in excess of $5,000 (excluding certain permitted asset sales) or any settlement of or payment in respect of any property or casualty insurance claim or any condemnation proceeding relating to any of our assets.

        Under the terms of the Credit Agreement, SGI has the ability, subject to certain terms and conditions, to request additional tranches of term loans or to request an increase in the commitments under the revolving credit facility, or a combination thereof, in a maximum aggregate amount of $122,000 at a later date.

        We were in compliance with our covenants under the Credit Agreement as of December 31, 2010.

        As of December 31, 2010, the balance of outstanding loans under the term loan facilities under the Credit Agreement was $572,290.

        As of December 31, 2010, we had approximately $134,335 available for additional borrowing or letter of credit issuances under our revolving credit facility. There were no borrowings and $52,808 in outstanding letters of credit under our revolving credit facility as of December 31, 2010. Our ability to borrow under the Credit Agreement will depend on us remaining in compliance with the covenants contained in the Credit Agreement, including the maintenance of the foregoing financial ratios.

2018 Notes

        The 2018 Notes issued by the Company bear interest at the rate of 8.125% per annum, which accrues from September 22, 2010 and is payable semiannually in arrears on March 15 and September 15 of each year, commencing on March 15, 2011. The 2018 Notes mature on September 15,

SCIENTIFIC GAMES CORPORATION AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

(in thousands, except per share amounts)

(8) Long-Term and Other Debt (Continued)

2018, unless earlier redeemed or repurchased by the Company, and are subject to the terms and conditions set forth in the indenture governing the 2018 Notes dated as of September 22, 2010 (the "2018 Notes Indenture").

        The Company may redeem some or all of the 2018 Notes at any time prior to September 15, 2014 at a price equal to 100% of the principal amount of the 2018 Notes plus accrued and unpaid interest, if any, to the date of redemption plus a "make whole" premium. The Company may redeem some or all of the 2018 Notes for cash at any time on or after September 15, 2014 at the prices specified in the 2018 Notes Indenture. In addition, at any time on or prior to September 15, 2013, the Company may redeem up to 35% of the initially outstanding aggregate principal amount of the 2018 Notes at a redemption price of 108.125% of the principal amount thereof, plus accrued and unpaid interest, if any, to the date of redemption, with the net cash proceeds from one or more equity offerings of the Company.

        Additionally, if a holder of 2018 Notes is required to be licensed, qualified or found suitable under any applicable gaming laws or regulations and that holder does not become so licensed or qualified or is not found to be suitable, then the Company will have the right, subject to certain notice provisions set forth in the 2018 Notes Indenture, (1) to require that holder to dispose of all or a portion of those 2018 Notes or (2) to redeem the 2018 Notes of that holder at a redemption price calculated as set forth in the 2018 Notes Indenture.

        Upon the occurrence of a change of control (as defined in the 2018 Notes Indenture), the Company must make an offer to purchase the 2018 Notes at a purchase price equal to 101% of the principal amount thereof, plus accrued and unpaid interest, if any, to the date of repurchase. In addition, following an asset sale (as defined in the 2018 Notes Indenture) and subject to the limitations contained in the 2018 Notes Indenture, the Company must make an offer to purchase certain amounts of the 2018 Notes using the net cash proceeds from such asset sale to the extent such proceeds are not applied as set forth in the 2018 Notes Indenture, at a purchase price equal to 100% of the principal amount of the 2018 Notes to be repurchased, plus accrued interest to the date of repurchase.

        The 2018 Notes are unsecured senior subordinated obligations of the Company and are subordinated to all of the Company's existing and future senior debt, rank equally with all of the Company's future senior subordinated debt, and rank senior to all of the Company's future debt that is expressly subordinated to the 2018 Notes. The 2018 Notes are guaranteed on an unsecured senior subordinated basis by all of the Company's 100%-owned domestic subsidiaries (including SGI). The 2018 Notes are structurally subordinated to all of the liabilities of our non-guarantor subsidiaries.

        The 2018 Notes Indenture contains certain covenants that, among other things, limit the Company's ability, and the ability of certain of its subsidiaries, to incur additional indebtedness, pay dividends or make distributions or certain other restricted payments, purchase or redeem capital stock, make investments or extend credit, engage in certain transactions with affiliates, engage in sale-leaseback transactions, consummate certain assets sales, effect a consolidation or merger, or sell, transfer, lease or otherwise dispose of all or substantially all assets, or create certain liens and other encumbrances on assets. The 2018 Notes Indenture contains events of default customary for agreements of its type (with customary grace periods, as applicable).

        In connection with the issuance of the 2018 Notes, the Company, the guarantors party thereto, and J.P. Morgan Securities LLC, as representative for the initial purchasers listed therein, entered into a

SCIENTIFIC GAMES CORPORATION AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

(in thousands, except per share amounts)

(8) Long-Term and Other Debt (Continued)

registration rights agreement, dated as of September 22, 2010 (the "Registration Rights Agreement"). Under the Registration Rights Agreement, the Company and the guarantors agreed, for the benefit of the holders of the 2018 Notes, that they will file with the Securities and Exchange Commission (the "SEC") within 180 days after the date the 2018 Notes are issued, and use their commercially reasonable efforts to cause to become effective, a registration statement relating to an offer to exchange the 2018 Notes for an issue of SEC-registered notes (the "Exchange Notes") with terms identical to the 2018 Notes (except that the Exchange Notes will not be subject to restrictions on transfer or to any increase in annual interest rate as described below).

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

2019 Notes

        The 2019 Notes issued by SGI bear interest at the rate of 9.25% per annum, which accrues from May 21, 2009 and is payable semiannually in arrears on June 15 and December 15 of each year, commencing on December 15, 2009. The 2019 Notes mature on June 15, 2019, unless earlier redeemed or repurchased, and are subject to the terms and conditions set forth in the indenture governing the 2019 Notes dated as of May 21, 2009 (the "2019 Notes Indenture").

SCIENTIFIC GAMES CORPORATION AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

(in thousands, except per share amounts)

(8) Long-Term and Other Debt (Continued)

        SGI may redeem some or all of the 2019 Notes at any time prior to June 15, 2014 at a price equal to 100% of the principal amount of the 2019 Notes plus accrued and unpaid interest, if any, to the date of redemption plus a "make whole" premium calculated as set forth in the 2019 Notes. SGI may redeem some or all of the 2019 Notes for cash at any time on or after June 15, 2014 at the prices specified in the 2019 Notes Indenture. In addition, at any time on or prior to June 15, 2012, SGI may redeem up to 35% of the initially outstanding aggregate principal amount of the 2019 Notes at a redemption price of 109.25% of the principal amount thereof, plus accrued and unpaid interest, if any, to the date of redemption, with the net cash proceeds contributed to the capital of SGI from one or more equity offerings of the Company.

        Additionally, if a holder of the 2019 Notes is required to be licensed, qualified or found suitable under any applicable gaming laws or regulations and that holder does not become so licensed or qualified or is not found to be suitable, then SGI will have the right subject to certain notice provisions set forth in the 2019 Notes Indenture, (1) to require that holder to dispose of all or a portion of those Notes or (2) to redeem the 2019 Notes of that holder at a redemption price calculated as set forth in the 2019 Notes Indenture.

        Upon the occurrence of a change of control (as defined in the 2019 Notes Indenture), SGI must make an offer to purchase the 2019 Notes at a purchase price equal to 101% of the principal amount thereof, plus accrued and unpaid interest, if any, to the date of repurchase. In addition, following an asset sale (as defined in the 2019 Notes Indenture) and subject to the limitations contained in the 2019 Notes Indenture, SGI must make an offer to purchase certain amounts of the 2019 Notes using the net cash proceeds from such asset sale to the extent such proceeds are not applied as set forth in the 2019 Notes Indenture, at a purchase price equal to 100% of the principal amount of the 2019 Notes to be repurchased, plus accrued interest to the date of repurchase.

        The 2019 Notes are unsecured senior subordinated obligations of SGI and are subordinated to all of SGI's existing and future senior debt, rank equally with all of SGI's existing and future senior subordinated debt and rank senior to all of SGI's future debt that is expressly subordinated to the 2019 Notes. The 2019 Notes are guaranteed on an unsecured senior subordinated basis by the Company and all of its 100%-owned domestic subsidiaries (other than SGI). The 2019 Notes are structurally subordinated to all of the liabilities of our non-guarantor subsidiaries.

        The 2019 Notes Indenture contains certain covenants that, among other things, limit the Company's ability, and the ability of certain of its subsidiaries, including SGI, to incur additional indebtedness, pay dividends or make distributions or certain other restricted payments, purchase or redeem capital stock, make investments or extend credit, engage in certain transactions with affiliates, engage in sale-leaseback transactions, consummate certain assets sales, effect a consolidation or merger, or sell, transfer, lease or otherwise dispose of all or substantially all assets, or create certain liens and other encumbrances on assets. The 2019 Notes Indenture contains events of default customary for agreements of its type (with customary grace periods, as applicable).

2016 Notes

        The 2016 Notes issued by SGI bear interest at the rate of 7.875% per annum, which accrues from June 11, 2008 and is payable semiannually in arrears on June 15 and December 15 of each year,

SCIENTIFIC GAMES CORPORATION AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

(in thousands, except per share amounts)

(8) Long-Term and Other Debt (Continued)

commencing on December 15, 2008. The 2016 Notes mature on June 15, 2016, unless earlier redeemed or repurchased, and are subject to the terms and conditions set forth in the indenture governing the 2016 Notes dated as of June 11, 2008 (the "2016 Notes Indenture").

        SGI may redeem some or all of the 2016 Notes at any time prior to June 15, 2012 at a price equal to 100% of the principal amount of the 2016 Notes, plus accrued and unpaid interest, if any, to the date of redemption plus a "make whole" premium calculated as set forth in the 2016 Notes. SGI may redeem some or all of the 2016 Notes for cash at any time on or after June 15, 2012 at the prices specified in the 2016 Notes Indenture. In addition, at any time on or prior to June 15, 2011, SGI may redeem up to 35% of the initially outstanding aggregate principal amount of the 2016 Notes at a redemption price equal to 107.875% of the principal amount thereof, plus accrued and unpaid interest, if any, to the date of redemption, with the net cash proceeds contributed to the capital of SGI from one or more equity offerings of the Company.

        Additionally, if a holder of 2016 Notes is required to be licensed or found qualified under any applicable gaming laws or regulations and that holder does not become so licensed or found qualified or suitable, then SGI will have the right subject to certain notice provisions set forth in the 2016 Notes Indenture, (1) to require that holder to dispose of all or a portion of those 2016 Notes or (2) to redeem the 2016 Notes of that holder at a redemption price calculated as set forth in the 2016 Notes.

        Upon the occurrence of a change of control (as defined in the 2016 Notes Indenture), SGI must make an offer to purchase the 2016 Notes at a purchase price equal to 101% of the principal amount thereof, plus accrued and unpaid interest, if any, to the date of repurchase. In addition, following an asset sale (as defined in the 2016 Notes Indenture) and subject to the limitations contained in the 2016 Notes Indenture, SGI must make an offer to purchase certain amounts of the 2016 Notes using the net cash proceeds from such asset sale to the extent such proceeds are not applied as set forth in the 2016 Notes Indenture, at a purchase price equal to 100% of the principal amount of the 2016 Notes to be repurchased, plus accrued interest to the date of repurchase.

        The 2016 Notes are unsecured senior subordinated obligations of SGI and are subordinated to all of SGI's existing and future senior debt, rank equally with all of SGI's existing and future senior subordinated debt and rank senior to all of SGI's future debt that is expressly subordinated to the 2016 Notes. The 2016 Notes are guaranteed on an unsecured senior subordinated basis by the Company and all of its 100%-owned domestic subsidiaries (other than SGI). The 2016 Notes are structurally subordinated to all of the liabilities of our non-guarantor subsidiaries.

        The 2016 Notes Indenture contains certain covenants that, among other things, limit our ability, and the ability of certain of our subsidiaries, to incur additional indebtedness, pay dividends or make distributions or certain other restricted payments, purchase or redeem capital stock, make investments or extend credit, engage in certain transactions with affiliates, engage in sale-leaseback transactions, consummate certain asset sales, effect a consolidation or merger, or sell, transfer, lease or otherwise dispose of all or substantially all assets, or create certain liens and other encumbrances on assets. The 2016 Notes Indenture contains events of default customary for agreements of its type (with customary grace periods, as applicable).

SCIENTIFIC GAMES CORPORATION AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

(in thousands, except per share amounts)

(8) Long-Term and Other Debt (Continued)

Other Debt

        As of December 31, 2009, total debt outstanding included RMB256,000 of loans from two Chinese banks at interest rates ranging from 4.779% to 5.755%, which is 90% to 105% of the rate set by the People's Bank of China for similar type loans.

        In January 2010, we repaid the RMB256,000 of Chinese bank loans with cash on hand plus the proceeds of the China Loans. At December 31, 2010, the interest rate on the China Loans was 4.86%, which is 90% of the rate set by the People's Bank of China (the "PBOC") for similar type loans. The interest rate on the China Loans is subject to change on the loan anniversary dates at 90% of the prevailing PBOC rate for similar type loans. The lending banks have received standby letters of credit issued under our revolving credit facility to guarantee repayment of these borrowings.

(9) Leases

        At December 31, 2010, we were obligated under operating leases covering office equipment, office and warehouse space, transponders and transportation equipment expiring at various dates. Future minimum lease payments required under our leasing arrangements at December 31, 2010 are approximately as follows: $13,500 in 2011; $12,300 in 2012; $10,800 in 2013; $10,400 in 2014; $9,600 in 2015; and $15,900 thereafter. Total rental expense under these operating leases was approximately $21,600, $21,100 and $20,700 in the years ended December 31, 2010, 2009 and 2008, respectively.

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

(10) Fair Value of Financial Instruments

        The fair value of financial instruments is determined by reference to market data and other valuation techniques as appropriate. We believe the fair value of our financial instruments, principally cash and cash equivalents, accounts receivable, other current assets, accounts payable and accrued liabilities approximates their recorded values.

        We believe that the fair value of our fixed interest rate debt approximated $946,201 and $946,144 as of December 31, 2010 and 2009, respectively, based on reference to dealer markets. We believe that the fair value of our variable interest rate debt approximated $477,013 and $438,173 as of December 31, 2010 and 2009, respectively, based on reference to dealer markets.

        Effective October 17, 2008, SGI entered into a three-year interest rate swap agreement (the "Hedge") with JPMorgan. Under the Hedge, which is designated as a cash flow hedge, SGI pays interest on a $100,000 notional amount of debt at a fixed rate of 3.49% and receives interest on a $100,000 notional amount of debt at the prevailing three-month LIBOR rate. The objective of the Hedge is to eliminate the variability of cash flows attributable to the LIBOR component of interest expense paid on $100,000 of our variable-rate debt. As of December 31, 2010, the Hedge was measured

SCIENTIFIC GAMES CORPORATION AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

(in thousands, except per share amounts)

(10) Fair Value of Financial Instruments (Continued)

at fair value of $2,488 using Level 2 valuation techniques of the fair value hierarchy and included in other long-term liabilities on the Consolidated Balance Sheet.

        We believe we have matched the critical terms of the hedged variable-rate debt with the Hedge and expect the Hedge to be highly effective in offsetting changes in the expected cash flows due to fluctuation in the three-month LIBOR-based rate over the term of the forecasted interest payments related to the $100,000 notional amount of variable-rate debt. Hedge effectiveness is measured quarterly on a retrospective basis using the cumulative dollar-offset approach in which the cumulative changes in the cash flows of the actual swap are compared to the cumulative changes in the cash flows of the hypothetical swap. The effective portion of the Hedge is recorded in other comprehensive income (loss) and the ineffective portion of the Hedge, if any, is recorded in the Consolidated Statement of Operations. During the years ended December 31, 2010 and 2009, we recorded a gain of approximately $935 and $2,486, respectively, in the caption "other comprehensive income (loss)" in the Consolidated Statement of Stockholders' Equity. There was no ineffective portion of the Hedge recorded in the Consolidated Statement of Operations. Amounts recorded in other comprehensive income (loss) that were deferred on the effective hedged forecasted transactions are reclassified to earnings when the interest expense related to the hedged item affects earnings.

        During the fourth quarter of 2009, we entered into a series of short-term forward contracts (the "Forwards") with various counterparties, which were outstanding as of December 31, 2009. Under the Forwards, we locked in the price to purchase 80,000 Euro at a weighted-average fixed rate of $1.4294 per Euro during the first quarter of 2010. The objective of the Forwards was to mitigate the risk associated with cash payments required to be made by the Company in non-functional currencies. As of December 31, 2009, the Forwards were measured to have a fair value of approximately $390 using Level 2 valuation techniques of the fair value hierarchy.

        During 2010, we entered into several short-term forward contracts (the "Forwards") with various counterparties, all of which have been settled as of December 31, 2010. Under the Forwards, we locked in the price to purchase or sell a predetermined amount of Euros at a later date. The objective of the Forwards, which are not designated as hedges, was to mitigate the risk associated with cash payments required to be made by the Company in non-functional currencies.

        For the year ended December 31, 2010, we recorded a net loss of approximately $12,559 on forward contracts in our Consolidated Statements of Operations. The loss on forward contracts is included in "other expense (income), net."

(11) Stockholders' Equity

Preferred Stock

        As of December 31, 2010, we had a total of 2,000 shares of preferred stock, $1.00 par value, authorized for issuance, including 229 authorized shares of Series A convertible preferred stock and 1 authorized share of Series B preferred stock. No shares of preferred stock are currently outstanding.

SCIENTIFIC GAMES CORPORATION AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

(in thousands, except per share amounts)

(11) Stockholders' Equity (Continued)

Common Stock

        We have two classes of common stock, consisting of Class A common stock and Class B non-voting common stock. All shares of Class A common stock and Class B common stock entitle holders to the same rights and privileges except that the Class B common stock is non-voting. Each share of Class B common stock is convertible into one share of Class A common stock. As of December 31, 2010 and 2009, there were 700 shares of Class B common stock authorized and none outstanding. The following demonstrates the change in the number of Class A common shares outstanding during the fiscal years ended December 31, 2010 and 2009:

	December 31,
	2010	2009
Shares outstanding as of beginning of period	93,883	92,601
Shares issued as part of equity-based compensation plans and the ESPP, net of RSUs surrendered	461	1,804
Shares repurchased into treasury stock	(2,619)	(522)

Shares outstanding as of end of period	91,725	93,883

Warrants

        During 2004, we sold warrants to acquire up to approximately 9,450 shares of our Class A common stock for approximately $37,900 to the parties with whom we entered into a bond hedge in connection with the Convertible Debentures.

        On June 1, 2010, the remaining $9,943 in aggregate principal amount of the Convertible Debentures was repurchased or redeemed at a price equal to 100% of the aggregate principal amount thereof, together with accrued but unpaid interest thereon. In connection with the repurchase and redemption, we unwound the corresponding remaining portion of the bond hedge and warrant option.

        On December 15, 2006, we entered into a licensing agreement with Hasbro, Inc. for the use of certain Hasbro brands in multiple lottery platforms. Under the terms of the agreement, we issued to Hasbro in February 2007 warrants to purchase 40 shares of our Class A common stock at a purchase price of $32.98 per share. The warrants may be exercised at any time before February 28, 2012. The fair value of the warrants on the date of grant was $480. The value of the warrant is reflected in the caption "Other assets and investments" in the Consolidated Balance Sheet. There would be dilution from the exercise of the warrants to the extent that the market price per share of our common stock exceeds $32.98 at the time of exercise.

Treasury Stock

        On May 10, 2010, our Board of Directors approved a stock repurchase program under which we are authorized to repurchase shares of our outstanding common stock in an aggregate amount up to $200,000. During fiscal year 2010, we repurchased 2,619 shares at an aggregate cost of approximately $26,300. As of December 31, 2010, we had approximately $173,697 remaining for purchases under the program. The program expires on December 31, 2011. During fiscal year 2009, we repurchased 522 shares at an aggregate cost of approximately $5,500 under our prior repurchase program. Purchases in 2009 and 2010 were funded by cash flows from operations, borrowings, or a combination thereof.

SCIENTIFIC GAMES CORPORATION AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

(in thousands, except per share amounts)

(12) Stock-Based Compensation

        We offer stock-based compensation through the use of stock options and restrictive stock units ("RSUs"). We also offer an Employee Stock Purchase Plan ("ESPP"). We grant stock options to employees and directors under our stock option plans at not less than the fair market value of the stock at the date of grant. The annual limitations and vesting of the stock option awards are determined at our discretion. Options granted over the last several years have generally been exercisable in four or five equal installments beginning on the first anniversary of the date of grant with a maximum term of ten years. RSUs typically vest in four or five equal installments beginning on the first anniversary of the date of grant or when certain performance measures are met. There are approximately 13,500 shares of common stock authorized for awards under our stock option and RSU plans approved by stockholders, in addition to reserved shares from preexisting award plans and stock options granted as part of inducement stock option awards, which generally are not approved by stockholders prior to being granted.

        Our ESPP allows for a total of up to 1,000 shares of Class A common stock to be purchased by eligible employees under offerings made each January 1 and July 1. Employees participate through payroll deductions up to a maximum of 15% of eligible compensation. The term of each offering period is six months and shares are purchased on the last day of the offering period at a discount on the stock's market value. Under an amendment to the ESPP adopted in 2006, the purchase price for offering periods beginning in 2007 represents a 15% discount on the closing price of the stock on the last day of the offering period (rather than a 15% discount on the lower of (x) the closing price of the stock on the first day of the offering period and (y) the closing price of the stock on the last day of the offering period). For offering periods held in 2010, 2009 and 2008, we issued a total of 81, 62 and 50 shares, respectively, of common stock at an average price of $8.25, $12.88 and $19.12 per share, respectively. As of December 31, 2010, we had approximately 514 shares of common stock available to be granted under the ESPP.

        We record compensation cost for all stock options and RSUs based on the fair value at the grant date.

        On November 29, 2010, the Company awarded to its new Chief Executive Officer sign-on equity awards consisting of 1,000 stock options (with an exercise price of $9.00 per share and a ten-year term) and 1,000 RSUs, which awards have a four-year vesting schedule (one-quarter vesting on December 31, 2011 and on each of the next three anniversaries of such date) (such options and RSUs, the "time-vesting equity awards"). The Chief Executive Officer was also awarded an additional performance-based award consisting of 1,000 stock options (with an exercise price of $8.06 per share (representing the market value of the Company's stock on the date of grant)) and 1,000 RSUs, which awards will vest at the rate of 20% per year if specified performance targets are met (such performance-vesting options and RSU, the "performance-vesting equity awards"). Delivery of shares in respect of performance-vesting RSUs will occur on March 15, 2016, if vested, provided that such RSUs will be forfeited to the extent that sufficient shares are not available under the Company's equity incentive compensation plan at time of delivery. Similarly, the performance-vesting stock options that vest will not be exercisable to the extent that sufficient shares are not available under the plan for the delivery of the shares issuable upon such exercise. To the extent that sufficient shares are not available under the plan for the delivery of the shares underlying the 500 time-vesting RSUs that are scheduled to vest on December 31, 2013 and December 31, 2014, the Company will settle such delivery in cash. To the extent that sufficient

SCIENTIFIC GAMES CORPORATION AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

(in thousands, except per share amounts)

(12) Stock-Based Compensation (Continued)

shares are not available under the plan for the delivery of the shares issuable upon the exercise of 200 of the time-vesting options that are scheduled to become exercisable on December 31, 2014, the Company will elect to settle such exercise in cash. See the Company's Current Report on Form 8-K filed on December 3, 2010 for additional information regarding these sign-on equity awards, including information regarding the performance targets with respect to the performance-vesting equity awards.

        The performance-vesting equity awards that will be forfeited or not exercisable and the time-vesting equity awards that will be settled in cash, as the case may be, to the extent that sufficient shares are not available under the applicable plan for the delivery of the underlying shares, are not deemed to be granted for accounting purposes (and are not reflected as granted in 2010 or outstanding as of December 31, 2010 in the tables below). Excluding the awards described in the preceding sentence, we had approximately 2,119 shares available for grants of equity awards under our equity-based compensation plans as of December 31, 2010.

Stock Options

        A summary of the changes in stock options outstanding under our equity-based compensation plans during 2010 is presented below:

	Number of Options	Weighted Average Remaining Contract Term (Years)	Weighted Average Exercise Price	Aggregate Intrinsic Value
Options outstanding as of December 31, 2009	6,160	5.7	$21.56	$8,642

Granted	1,379		$11.52
Exercised	(182)		$3.69	$1,276
Canceled	(606)		$13.31

Options outstanding as of December 31, 2010	6,751	6.0	$20.72	$1,814

Options exercisable as of December 31, 2010	4,251	4.5	$23.43	$1,046

Options expected to vest after December 31, 2010	2,655	8.7	$15.48	$960

        The weighted-average grant date fair value of options granted during 2010, 2009 and 2008 was $3.63, $5.85 and $10.36, respectively. The aggregate intrinsic value of the options exercised during the years ended December 31, 2009 and 2008 was approximately $7,724 and $4,352, respectively.

SCIENTIFIC GAMES CORPORATION AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

(in thousands, except per share amounts)

(12) Stock-Based Compensation (Continued)

        The fair value of each option grant is estimated on the date of grant using the Black-Scholes option pricing model. The weighted-average assumptions used in the model are outlined in the following table:

	Year Ended December 31,
	2010	2009	2008
Assumptions:
Expected volatility	51%	47%	38%
Risk-free interest rate	2.6%	2.3%	3.3%
Dividend yield	—	—	—
Expected life (in years)	6	6	6

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

        For the years ended December 31, 2010, 2009 and 2008, we recognized stock-based compensation expense of approximately $7,300, $11,400 and $15,500, respectively, and the related tax benefit of approximately $2,700, $4,200 and $5,300, respectively, related to the vesting of stock options. At December 31, 2010, we had approximately $14,600 relating to non-vested stock option awards not yet recognized that will be amortized over a weighted-average period of approximately two years. During the year ended December 31, 2010, we received approximately $672 in cash from the exercise of stock options. The actual tax benefit realized for the tax deductions from option exercise of the stock-based payment arrangements totaled approximately $480 for the year ended December 31, 2010.

Restricted Stock Units

        A summary of the changes in RSUs outstanding under our equity-based compensation plans during 2010 is presented below:

	Number of Restricted Stock Units	Weighted Average Grant Date Fair Value
Non-vested units as of December 31, 2009	1,586	$19.54
Granted	1,473	$12.74
Vested	(525)	$21.55
Canceled	(94)	$16.68

Non-vested units as of December 31, 2010	2,440	$15.13

SCIENTIFIC GAMES CORPORATION AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

(in thousands, except per share amounts)

(12) Stock-Based Compensation (Continued)

        The weighted-average grant date fair value of RSUs granted during 2009 and 2008 was $12.77 and $24.55, respectively. The fair value of each RSU grant is based on the market value of our common stock at the time of grant. During the years ended December 31, 2010, 2009 and 2008, we recognized stock-based compensation expense of approximately $15,400, $23,000 and $18,400, respectively, and the related tax benefits of approximately $5,800, $9,000 and $7,200, respectively, related to the vesting of RSUs. At December 31, 2010, we had approximately $29,800 relating to non-vested RSUs not yet recognized that will be amortized over a weighted-average period of approximately two years. The fair value at exercise date of RSUs vested during the years ended December 31, 2010, 2009 and 2008 was approximately $7,000, $16,000 and $8,500, respectively.

(13) Pension and Other Post-Retirement Plans

        We have defined benefit pension plans for our U.K.-based union employees (the "U.K. Plan") and certain Canadian-based employees (the "Canadian Plan"). As a result of the sale of our Racing Business on October 5, 2010, our defined benefit pension plan for U.S. based Racing Business employees (the "U.S. Plan") was transferred to Sportech, the purchaser of the Racing Business. See Note 22 (Acquisitions and Dispositions) for additional information. The U.S. Plan settlement was treated as a curtailment in the amount of $4,519 for the pension benefit obligation. Plan assets were curtailed by $3,942 as a result of the sale of the Racing Business. Net periodic cost curtailments include $1,644 due to the sale of the Racing Business. Retirement benefits under the U.K. Plan are based on an employee's average compensation over the two years preceding retirement. Retirement benefits under the Canadian Plan are generally based on the number of years of credited service. Our policy is to fund the minimum contribution permissible by the respective authorities. We estimate that approximately $3,376 will be contributed to the pension plans in fiscal year 2011.

        Prior to fiscal year 2006, we had an unfunded, nonqualified Supplemental Executive Retirement Plan (the "SERP"), which was intended to provide supplemental retirement benefits for certain of our senior executives. In December 2005, we curtailed the SERP and participation and benefit accruals under the plan have ceased. We recorded a charge of $12,363 in the December 31, 2005 statement of operations for the curtailment of the SERP. The benefit distribution amounts were agreed upon for each participant and will continue to grow at a rate of 4% compounded annually from the plan curtailment until benefits are distributed. In 2003, to provide a source for the payment of certain benefits under the SERP, we made an initial $14,700 cash payment to a rabbi trust, which in turn made a $14,700 payment for whole-life insurance policies on the participants. These policies were placed in a rabbi trust. During the third and fourth quarters of 2009, a portion of the remaining life insurance policies was cashed in for the cash surrender value and the resulting cash was placed in a government fund account. The cash value in the government fund account as of December 31, 2010 was approximately $902. The cash value of the remaining life insurance policies as of December 31, 2010 was approximately $2,228. The cash value of the life insurance policies as of December 31, 2009 was approximately $4,451.

SCIENTIFIC GAMES CORPORATION AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

(in thousands, except per share amounts)

(13) Pension and Other Post-Retirement Plans (Continued)

        The following table sets forth the combined funded status of the pension plans and their reconciliation with the related amounts recognized in our Consolidated Financial Statements at our December 31 measurement dates:

	December 31,
	2010	2009
Change in benefit obligation:
Benefit obligation at beginning of year	$87,585	$81,070
Service cost	1,750	1,553
Interest cost	4,799	4,671
Prior service cost	(1,405)	—
Participant contributions	1,153	1,207
Curtailments	(4,329)	(249)
Actuarial (gain) loss	5,117	8,138
Benefits paid	(2,734)	(3,724)
Settlement payments	(2,978)	(13,113)
Other, principally foreign exchange	(85)	8,032

Benefit obligation at end of year	88,873	87,585

Change in plan assets:
Fair value of plan assets at beginning of year	68,663	51,631
Curtailments	(3,942)	—
Actual gain (loss) on plan assets	7,334	10,232
Employer contributions	2,907	3,119
Participant contributions	1,153	1,207
Benefits paid	(2,734)	(3,724)
Settlement payments	—	—
Other, principally foreign exchange	(181)	6,198

Fair value of assets at end of year	73,200	68,663

Amounts recognized in the consolidated balance sheets:
Funded status (current)	(2,998)	(2,882)
Funded status (non-current)	(12,675)	(16,040)
Accumulated other comprehensive income (pre-tax):
Unrecognized actuarial loss	9,045	9,616
Unrecognized prior service cost	—	347

Net amount recognized	$(6,628)	$(8,959)

SCIENTIFIC GAMES CORPORATION AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

(in thousands, except per share amounts)

(13) Pension and Other Post-Retirement Plans (Continued)

        The following are the components of our net periodic pension cost:

	December 31,
	2010	2009	2008
Components of net periodic pension benefit cost:
Service cost	$1,750	$1,553	$2,237
Interest cost	4,799	4,671	4,244
Expected return on plan assets	(4,767)	(3,921)	(4,633)
Amortization of actuarial gains/losses	503	522	626
Curtailments	1,692	(249)	525
Canadian SERP termination loss	—	—	218
Amortization of unrecognized prior service cost	(51)	43	43

Net periodic cost	$3,926	$2,619	$3,260

        The accumulated benefit obligation for all defined benefit pension plans was $78,184 and $76,649 as of December 31, 2010 and 2009, respectively. The underfunded status of our post-retirement benefit plans recorded as a liability in our Consolidated Balance Sheets as of December 31, 2010, 2009 and 2008 was approximately $15,673, $18,922 and $29,439, respectively.

        The amounts included in accumulated other comprehensive income as of December 31, 2010 expected to be recognized as components of net periodic pension cost during the fiscal year ending December 31, 2011 are as follows:

Net gain or loss	$300
Net prior service cost	—

Net amount expected to be recognized	$300

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

SCIENTIFIC GAMES CORPORATION AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

(in thousands, except per share amounts)

(13) Pension and Other Post-Retirement Plans (Continued)

        The fair value of our U.K. Plan assets at December 31, 2010 by asset category is as follows:

Asset Category	Market Value at 12/31/2010	Quoted Prices in Active Markets for Identical Assets (Level 1)	Significant Observable Inputs (Level 2)	Significant Unobservable Inputs (Level 3)
Equity securities in U.K. companies (a)	$16,785	—	$16,785	$—
Equity securities in overseas companies (a)	$15,206	—	$15,206	—
Fixed-income U.K. government bonds (a)	$3,963	—	$3,963	—
Corporate bonds (a)	$5,384	—	$5,384	—
Real estate	$2,416	—	—	2,416
Cash (b)	$189	$189	—	—

Total pension assets	$43,943	$189	$41,338	$2,416

(a)
The assets are invested through managed funds that are valued using inputs derived principally from quoted prices in active markets for the underlying assets in the fund.

(b)
The fair value of cash equals its book value.

        The change in fair value of the pension assets valued using significant unobservable inputs (Level 3) was due to the following:

General Account
Beginning balance at December 31, 2009	$1,686
Purchases	507
Unrealized gain on asset still held at December 31, 2010	223

Ending balance at December 31, 2010	$2,416

        The fair value of our U.K. Plan assets at December 31, 2009 by asset category is as follows:

Asset Category	Market Value at 12/31/2009	Quoted Prices in Active Markets for Identical Assets (Level 1)	Significant Observable Inputs (Level 2)	Significant Unobservable Inputs (Level 3)
Equity securities in U.K. companies (a)	$14,419	—	$14,419	$—
Equity securities in overseas companies (a)	$13,514	—	$13,514	—
Fixed-income U.K. government bonds (a)	$4,261	—	$4,261	—
Corporate bonds (a)	$4,591	—	$4,591	—
Real estate	$1,686	—	—	1,686
Cash (b)	$337	$337	—	—

Total pension assets	$38,808	$337	$36,785	$1,686

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

        The Canadian Plan investment policy is to maximize long-term financial return commensurate with security and minimizing risk. This is achieved by holding a portfolio of marketable investments which avoids over-concentration of investment and spreads assets both over industry and geography. In setting investment strategy, the Company considered the lowest risk strategy that it could adopt in relation to the Canadian Plan's liabilities and designed the asset allocation to achieve a higher return while maintaining a cautious approach to meeting the plan's liabilities. The Company considered a full range of asset classes, the risks and rewards of a range of alternative asset allocation strategies, the suitability of each asset class and the need for appropriate diversification. The current strategy is to hold approximately 37% in Canadian equities, approximately 28% in foreign equities and approximately 35% in bonds.

        The fair value of our Canadian Plan assets at December 31, 2010 by asset category is as follows:

Asset Category	Market Value at 12/31/2010	Quoted Prices in Active Markets for Identical Assets (Level 1)	Significant Observable Inputs (Level 2)	Significant Unobservable Inputs (Level 3)
Equity securities in Canadian companies (a)	$9,634	$8,927	$707	$—
Equity securities in foreign companies (a)	8,841	8,841	—	—
Government bonds	2,998	2,998	—	—
Corporate bonds	6,187	6,187	—	—
Other short-term investment (b)	1,423	—	1,423	—
Cash and cash equivalents (c)	174	174	—	—

Total pension assets	$29,257	$27,127	$2,130	$—

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

SCIENTIFIC GAMES CORPORATION AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

(in thousands, except per share amounts)

(13) Pension and Other Post-Retirement Plans (Continued)

        The fair value of our Canadian Plan assets at December 31, 2009 by asset category is as follows:

Asset Category	Market Value at 12/31/2009	Quoted Prices in Active Markets for Identical Assets (Level 1)	Significant Observable Inputs (Level 2)	Significant Unobservable Inputs (Level 3)
Equity securities in Canadian companies (a)	$9,555	$8,942	$613	$—
Equity securities in foreign companies (a)	8,281	4,074	4,207	—
Government bonds	2,969	2,969	—	—
Corporate bonds	5,062	5,062	—	—
Other short-term investment (b)	198	—	198	—
Cash and cash equivalents (c)	83	83	—	—

Total pension assets	$26,148	$21,130	$5,018	$—

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

(c)
The carrying value of cash and cash equivalents approximates fair value because of the short-term maturity of these instruments.

        The table below provides the weighted-average actuarial assumptions used to determine the benefit obligation and net periodic benefit cost.

	U.K. Plan			Canadian Plan
	2010	2009	2008	2010	2009	2008
Discount rates:
Benefit obligation	5.40%	5.80%	6.20%	5.50%	6.40%	7.50%
Net periodic pension cost	5.80%	6.20%	5.55%	6.40%	7.50%	5.60%
Rate of compensation increase	4.00%	3.60%	3.60%	3.25%	3.25%	3.25%
Expected return on assets	7.80%	6.62%	7.75%	7.00%	7.00%	7.00%

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

        The following benefit payments, which reflect expected future service, as appropriate, are expected to be paid:

Year	U.K. Plan	Canadian Plan
2011	$742	$1,279
2012	$758	$1,343
2013	$789	$1,410
2014	$821	$1,492
2015	$853	$1,600
2016-2020	$4,705	$10,561

        We have a 401(k) plan for U.S.-based employees who are not covered by a collective bargaining agreement under which participants were eligible to receive matching contributions from us for the first 6% of participant contributions for a match of up to 3% of eligible compensation. Effective February 28, 2009, we reduced the matching contributions from 50 to 25 cents on the dollar for the first 6% of participant contributions for a match of up to 1.5% of eligible compensation. Effective January 1, 2010, we increased the matching contributions to 37.5 cents on the dollar for the first 6% of contributions for a match of up to 2.25% of eligible compensation. Contribution expense for the years ended December 31, 2010, 2009 and 2008 amounted to approximately $1,718, $1,272 and $2,244, respectively.

(14) Income Tax Expense

        The components of income (loss) before income taxes are as follows:

	Years Ended December 31,
	2010	2009	2008
United States ("U.S.")	$(84,751)	$(100,050)	$(19,317)
Foreign	79,438	73,718	23,184

Income (loss) before income tax expense	$(5,313)	$(26,332)	$3,867

SCIENTIFIC GAMES CORPORATION AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

(in thousands, except per share amounts)

(14) Income Tax Expense (Continued)

        The components of the provision for income taxes are as follows:

	Years Ended December 31,
	2010	2009	2008
Current
U.S. Federal	$7,565	$(16,229)	$5,638
U.S. State	25	426	990
Foreign	6,210	1,321	12,409

Total	13,800	(14,482)	19,037

Deferred
U.S. Federal	100,982	26,736	(7,083)
U.S. State	16,882	(7,604)	(4,114)
Foreign	12,224	8,897	512

Total	130,088	28,029	(10,685)

Total income tax expense	$143,888	$13,547	$8,352

The reconciliation of the U.S. federal statutory tax rate to the actual tax rate is as follows:
Statutory U.S. federal income tax rate	35.00%	35.00%	35.00%
U.S. state income taxes, net of federal benefit	141.89%	40.25%	(91.17)%
Federal benefit of R&D credits, net	9.49%	(14.93)%	(10.23)%
Foreign earnings at lower rates than U.S. federal rate	170.94%	56.02%	104.09%
Federal expense (benefit) of U.S. permanent differences	(251.91)%	(2.67)%	175.42%
Valuation allowance adjustments	(2816.14)%	(165.82)%	0.00%
Other	1.80%	0.70%	2.89%

Effective income tax rate	(2708.93)%	(51.45)%	216.00%

        The effective tax rate increased in 2010 to (2,708.9)% from (51.5)% in 2009. The increase in the effective tax rate is primarily due to a valuation allowance recorded in 2010 against U.S. deferred tax assets.

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

	December 31,
	2010	2009
Deferred tax assets:
Inventory valuation	$8,886	$9,888
Reserves and other accrued expenses	5,096	11,683
Compensation not currently deductible	6,184	7,258
Employee pension benefit included in other comprehensive income	1,711	4,248
Unrealized losses and income from derivative financial instruments included in other comprehensive income	758	3,031
Share based compensation	25,085	24,743
Net operating loss carry forwards	125,483	73,124
Tax credit carry forwards	45,790	62,527
Differences in financial reporting and tax basis for Property and Equipment	17,729	38,069
Valuation allowance	(234,813)	(95,151)

Realizable deferred tax assets	1,909	139,420

Deferred tax liabilities:
Deferred costs and prepaid expenses	(923)	(1,035)
Differences in financial reporting and tax basis for: Identifiable intangible assets	(43,837)	(46,533)

Total deferred tax liabilities	(44,760)	(47,568)

Net deferred tax assets on balance sheet	(42,851)	91,852

Reported As:
Current deferred tax assets	2,448	22,557
Non-current deferred tax assets	15,580	105,903
Current deferred tax liabilities	(21)	—
Non-current deferred tax liabilities	(60,858)	(37,418)
Assets held for sale	—	944
Liabilities held for sale	—	(134)

Net deferred tax assets on the balance sheet	$(42,851)	$91,852

        In accordance with ASC 740, the current and non-current components of our deferred tax balances are generally based on the balance sheet classification of the asset or liability creating the temporary difference. If the deferred tax asset or liability is not related to a component of our balance sheet, such as our net operating loss carry forwards, the classification is presented based on the expected reversal date of the temporary difference. Our valuation allowance has been classified as current or non-current based on the percentage of current and non-current deferred tax assets to total deferred tax assets.

SCIENTIFIC GAMES CORPORATION AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

(in thousands, except per share amounts)

(14) Income Tax Expense (Continued)

        At December 31, 2010, we had net operating loss ("NOL") carry forwards (tax-effected) for federal, state and foreign income tax purposes of $51,828, $15,538 and $58,117, respectively. If not utilized, the federal and state tax loss carry forward will expire through 2030. Certain of our federal NOL carry forwards are limited due to prior year changes in ownership. The foreign NOL carry forwards can be carried forward for periods that vary from five years to indefinitely.

        We have foreign tax credit carry forwards of approximately $33,689 (which if unutilized will expire through 2020), research and development tax credit carry forwards of $8,917 (which if unutilized will expire through 2030), alternative minimum tax credit carry forwards of $367 (which can be carried forward indefinitely), state tax credits of $1,646 (which if unutilized will expire through 2020), and other non-U.S. tax credits of $1,170 (which can be carried forward indefinitely).

        At December 31, 2010, we established a valuation allowance of $149,583 against the U.S. deferred tax assets that, in the judgment of management, are more likely than not to expire before they can be utilized. In assessing the recoverability of our deferred tax assets, we analyzed all evidence, both positive and negative. We considered, among other things, our deferred tax liabilities, our historical earnings and losses, projections of future income, and tax-planning strategies available to us in the relevant jurisdiction.

        We established at December 31, 2010, valuation allowances of $122,317 and $24,432 against the benefit of U.S. federal and state deferred tax assets, respectively.

        At December 31, 2010 and 2009, we established valuation allowances of $33,689 and $43,665 against the benefit of the deferred tax assets related to the U.S. foreign tax credit carry forwards. The decrease in the foreign tax credit valuation allowance in 2010 is due to the election by the Company to deduct foreign tax credits on its 2009 U.S. federal income tax return.

        At December 31, 2010 and 2009, we established valuation allowances of $54,375 and $51,486, respectively, against the benefit of the deferred tax assets related to foreign NOL carry forwards to measure them at their expected realizable value.

        The net increase in all of the Company's U.S. and foreign valuation allowances for 2010 and 2009 was $139,662 and $49,461, respectively.

        Deferred taxes have not been provided on the excess of book basis over tax basis in the shares of certain foreign subsidiaries because these basis differences are not expected to reverse in the foreseeable future and are essentially permanent in duration. Management has plans to continue to reinvest the earnings of our foreign subsidiaries indefinitely. It is not practicable to estimate the amount of U.S. tax that might be payable on the Company's earnings that are permanently reinvested overseas.

Unrecognized Tax Benefits

        The Company applies a recognition threshold and measurement attribute for the financial statement recognition and measurement of a tax position taken or expected to be taken in a tax return. The Company recognizes the impact of a tax position in the financial statements when the position is more likely than not of being sustained on audit based on the technical merits of the position.

SCIENTIFIC GAMES CORPORATION AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

(in thousands, except per share amounts)

(14) Income Tax Expense (Continued)

        The total amount of unrecognized tax benefits as of December 31, 2010 was approximately $1,760. Of this amount, approximately $1,186, if recognized, would be included in our statement of operations and have an impact on our effective tax rate. During 2010, the Company recognized a decrease to its liability for unrecognized tax benefits as a result of the lapse of the 2006 federal statute of limitations. The Company does not anticipate a material reduction of its liability for unrecognized tax benefits before December 31, 2011.

        We recognize interest accrued for unrecognized tax benefits in interest expense and recognize penalties in income tax expense. During the years ended December 31, 2010, 2009 and 2008, we recognized approximately $102, $(1,206) and $733, respectively, in interest and penalties. We had approximately $484 and $383 for the payment of interest and penalties accrued at December 31, 2010 and 2009, respectively.

        We and our subsidiaries file income tax returns in the U.S. federal jurisdiction and various states and foreign jurisdictions. With few exceptions, we are no longer subject to U.S. federal, state and local, or non-U.S. income tax examinations by tax authorities for years before 2007.

        The Company had the following activity for unrecognized tax benefits:

	Year Ended December 31,
	2010	2009	2008
Balance at beginning of period	$6,612	$18,250	$13,226
Tax positions related to current year additions	—	—	1,092
Additions for tax positions of prior years	211	—	4,245
Tax positions related to prior years reductions	—	(1,114)	—
Reductions due to lapse of statute of limitations on tax positions	(5,020)	(33)	(313)
Settlements	(43)	(10,491)	—

Balance at end of period	$1,760	$6,612	$18,250

SCIENTIFIC GAMES CORPORATION AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

(in thousands, except per share amounts)

(15) Business and Geographic Segments

        We report our operations in three business segments: Printed Products Group; Lottery Systems Group; and Diversified Gaming Group.

        The following tables represent revenues, cost of revenues, selling, general and administrative expenses, write-down of assets held for sales, employee termination costs, depreciation, amortization, operating income, capital expenditures and assets for the years ended December 31, 2010, 2009 and 2008, respectively, by current reportable segments. Corporate expenses, including interest expense, other (income) expenses, and corporate depreciation and amortization, are not allocated to the reportable segments.

	Year Ended December 31, 2010
	Printed Products Group	Lottery Systems Group	Diversified Gaming Group	Totals
Revenue:
Instant tickets	$465,090	—	—	465,090
Services	—	199,439	163,699	363,138
Sales	9,222	36,597	8,452	54,271

Total revenue	474,312	236,036	172,151	882,499

Cost of instant tickets (1)	270,787	—	—	270,787
Cost of services (1)	—	104,274	101,760	206,034
Cost of sales (1)	6,981	25,716	5,348	38,045
Selling, general and administrative expenses	55,518	31,412	20,518	107,448
Write-down of assets held for sale	—	—	8,029	8,029
Employee termination costs	—	—	602	602
Depreciation and amortization	33,303	64,979	42,983	141,265

Segment operating income (loss)	107,723	9,655	(7,089)	110,289

Unallocated corporate costs				51,553
Corporate employee termination costs				—

Consolidated operating income				58,736

Segment assets at December 31, 2010	$947,736	756,593	429,003

Unallocated assets at December 31, 2010				18,206

Consolidated assets at December 31, 2010				2,151,538

Capital and wagering systems expenditures	$19,351	47,679	41,488	108,518

(1)
Exclusive of depreciation and amortization.

SCIENTIFIC GAMES CORPORATION AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

(in thousands, except per share amounts)

(15) Business and Geographic Segments (Continued)

	Year Ended December 31, 2009
	Printed Products Group	Lottery Systems Group	Diversified Gaming Group	Totals
Revenue:
Instant tickets	$453,238	—	—	453,238
Services	—	211,015	198,999	410,014
Sales	13,374	46,372	4,751	64,497

Total revenue	466,612	257,387	203,750	927,749

Cost of instant tickets (1)	270,836	—	—	270,836
Cost of services (1)	—	110,660	123,433	234,093
Cost of sales (1)	8,923	32,619	2,997	44,539
Selling, general and administrative expenses	44,979	30,225	24,923	100,127
Write-down of assets held for sale	—	—	54,356	54,356
Employee termination costs	2,016	125	433	2,574
Depreciation and amortization	32,982	68,902	49,224	151,108

Segment operating income (loss)	106,876	14,856	(51,616)	70,116

Unallocated corporate costs				68,797
Corporate employee termination costs				1,346

Consolidated operating income				(27)

Segment assets at December 31, 2009	$913,767	800,825	537,731	—

Unallocated assets at December 31, 2009				39,569

Consolidated assets at December 31, 2009				2,291,792

Capital and wagering systems expenditures	$15,772	38,779	22,991	77,542

(1)
Exclusive of depreciation and amortization.

SCIENTIFIC GAMES CORPORATION AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

(in thousands, except per share amounts)

(15) Business and Geographic Segments (Continued)

	Year Ended December 31, 2008
	Printed Products Group	Lottery Systems Group	Diversified Gaming Group	Totals
Revenue:
Instant tickets	$548,308	—	—	548,308
Services	—	236,022	215,642	451,664
Sales	31,943	62,708	24,206	118,857

Total revenue	580,251	298,730	239,848	1,118,829

Cost of instant tickets (1)	331,501	—	—	331,501
Cost of services (1)	—	132,335	130,949	263,284
Cost of sales (1)	20,177	54,254	11,425	85,856
Selling, general and administrative expenses	59,336	33,634	25,923	118,893
Employee termination costs	7,213	2,576	1,152	10,941
Depreciation and amortization	43,091	125,764	45,575	214,430

Segment operating income (loss)	118,933	(49,833)	24,824	93,924

Unallocated corporate costs				69,533
Corporate employee termination costs				2,754

Consolidated operating income				21,637

Segment assets at December 31, 2008	$990,182	652,852	502,501

Unallocated assets at December 31, 2008				36,918

Consolidated assets at December 31, 2008				2,182,453

Capital and wagering systems expenditures	$25,094	107,686	50,860	183,640

(1)
Exclusive of depreciation and amortization.

        In evaluating financial performance, we focus on segment operating income as a segment's measure of profit or loss. Segment operating income (loss) is before investment income, interest expense, gain (loss) on extinguishment of debt, equity in net income in joint ventures, unallocated corporate costs and income taxes. Certain corporate assets consisting of cash, prepaid expenses, and property, plant and equipment are not allocated to the segments. The accounting policies of the reportable segments are the same as those described in the summary of significant accounting policies.

        Providing information on the revenues from external customers for each product and service is impractical.

SCIENTIFIC GAMES CORPORATION AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

(in thousands, except per share amounts)

(15) Business and Geographic Segments (Continued)

        The following table provides a reconciliation of segment operating income to consolidated income before income tax expense for each period.

	Years Ended December 31,
	2010	2009	2008
Reported segment operating income	$110,289	$70,116	$93,924
Unallocated corporate costs	(51,553)	(68,797)	(69,533)
Corporate employee termination costs	—	(1,346)	(2,754)

Consolidating operating income	58,736	(27)	21,637
Interest expense	(101,613)	(87,498)	(78,071)
Other loss	(8,594)	(2,856)	4,691
Equity in earnings of joint ventures	49,090	59,220	58,570
Gain (loss) on early extinguishment of debt	(2,932)	4,829	(2,960)

Income (loss) before income tax expense	$(5,313)	$(26,332)	$3,867

        Sales to foreign customers amounted to approximately $28,000, $40,000 and $92,000 for the years ended December 31, 2010, 2009 and 2008, respectively. The following represents the service and sales revenue and long-lived assets by geographic segment:

	Years Ended December 31,
	2010	2009	2008
Geographic Segments
Service and Sales Revenue:
United States	$470,639	$477,175	$561,088
North America, other than United States	66,526	53,139	61,266
Europe	265,607	308,634	364,207
Other	79,727	88,801	132,268

	$882,499	$927,749	$1,118,829

	As of December 31,
	2010	2009
Long-lived assets (excluding identifiable intangibles):
United States	$195,718	$217,110
North America, other than United States	47,960	41,412
Europe	141,647	139,196
Other	65,256	70,721

	$450,581	$468,439

SCIENTIFIC GAMES CORPORATION AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

(in thousands, except per share amounts)

(16) Equity Investments in Joint Ventures

        At December 31, 2010, the Company had investments in the following entities which are accounted for using the equity method of accounting. The Company records income or losses from equity method investments as "Equity in earnings of joint ventures" in the Consolidated Statement of Operations and records the carrying value of each investment in "Other assets and investments" in the Consolidated Balance Sheets.

Consorzio Lotterie Nazionali / Lotterie Nazionali S.r.l.

        We are a 20% equity owner in Lotterie Nazionali S.r.l. ("LNS"), a joint venture comprised principally of us, Lottomatica Group S.p.A. and Arianna 2001, a company owned by the Federation of Italian Tobacconists, that was awarded the concession from the Italian Monopoli di Stato to be the exclusive operator of the Italian Gratta e Vinci instant ticket lottery beginning on October 1, 2010. The new concession has an initial term of nine years (subject to a performance evaluation during the fifth year) and could be extended by the Monopoli di Stato for an additional nine years. LNS succeeded Consorzio Lotterie Nazionali ("CLN"), a consortium comprised of essentially the same group that owns LNS, as holder of the concession. Under the new concession, we are the primary supplier of instant lottery tickets for the joint venture, as we were under the prior concession. CLN, which had held the concession since 2004, is being wound up and the bulk of its assets have been transferred to LNS. LNS paid €800,000 in upfront fees under the terms of the new concession. We paid our pro rata share of these fees in 2010 (€104,000 in the second quarter of 2010 and €56,000 in the fourth quarter of 2010). The upfront fees associated with the new concession are amortized by LNS (anticipated to be approximately €89,000 each year of the new concession on a pre-tax basis), which will reduce our equity in earnings of LNS. Our share of the amortization is expected to be approximately €18,000 each year on a pre-tax basis. In light of the corporate structure of LNS, we will record our equity in earnings of LNS on an after-tax basis under applicable accounting rules, which will impact the comparability of our results of operations associated with LNS with our results of operations associated with CLN, since we recorded our equity in earnings of CLN on a pre-tax basis. Subject to applicable limitations, we are entitled to receive from LNS annual cash dividends as well as periodic return of capital payments over the life of the concession.

        For the years ended December 31, 2010, 2009 and 2008 we recorded income representing our share of equity in income of CLN of approximately $35,168, $49,730 and $51,700, respectively. We recognized revenue from the sale of instant lottery tickets to CLN during the years ended December 31, 2010, 2009 and 2008 of approximately $37,976, $64,276 and $60,161, respectively. For the year ended December 31, 2010 we recorded income of approximately $4,266 representing our share of equity in income of LNS with respect to the fourth quarter of 2010. We recognized revenue from the sale of tickets to LNS during the year ended December 31, 2010 of approximately $17,644 with respect to the fourth quarter of 2010. As of December 31, 2010 we had approximately $40,400 in accounts receivable from LNS in our Consolidated Balance Sheet.

SCIENTIFIC GAMES CORPORATION AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

(in thousands, except per share amounts)

(16) Equity Investments in Joint Ventures (Continued)

Guard Libang

        On November 15, 2007, we acquired a 50% interest in the ownership of Guard Libang, a leading provider of instant lottery ticket validation systems and certain cooperative services in China for approximately $28,000. Our interest in Guard Libang is accounted for using the equity method of accounting. For the years ended December 31, 2010, 2009 and 2008 we recorded income of approximately $2,027, $2,427 and $3,433, respectively, representing our share of equity in the earnings of Guard Libang.

Roberts Communications Network, LLC

        On February 28, 2007, we sold our racing communications business and our 70% interest in NASRIN, our data communications business, to Roberts Communications Network, LLC ("RCN") in exchange for a 29.4% interest in the RCN consolidated business. RCN provides communications services to racing and non-racing entities using both satellite and terrestrial services. For the years ended December 31, 2010, 2009 and 2008, we recorded income of $3,522, $2,991 and $3,923, respectively, representing our share of equity in the earnings of RCN.

CSG Lottery Technology (Beijing) Co. Ltd.

        On October 12, 2007, we invested $7,350 for a 49% interest in CSG Lottery Technology (Beijing) Co., Ltd. ("CSG"). CSG established an instant ticket manufacturing facility that produces instant lottery tickets for sale to the China Sports Lottery for a 15-year period that began in 2009. Our interest in CSG is accounted for using the equity method of accounting. For the years ended December 31, 2010, 2009 and 2008, we recorded income (loss) of $4,806, $4,502 and ($428), respectively, representing our share of equity in the earnings of CSG. We also receive a royalty fee from CSG for intellectual property rights deemed necessary to promote lottery ticket sales equal to 1% of the total gross profits distributed by the joint venture.

Shandong Inspur Scientific Games Technology, Ltd.

        On April 16, 2007, we invested approximately $750 to establish Shandong Inspur Scientific Games Technology, Ltd. ("SIST"). Through our joint venture with SIST, we began providing cooperative services support in the Shangdong Province of China beginning in the first half of 2008. Our interest in SIST is accounted for using the equity method of accounting. For the years ended December 31, 2010, 2009 and 2008 we recorded income (loss) of $96, ($430) and ($58), respectively, representing our share of equity in the earnings of SIST. On February 1, 2011, we sold our interest in SIST.

Sciplay

        On January 21, 2010, we entered into a joint venture with Playtech Services (Cyprus) Limited ("Playtech") via the formation of two entities, Sciplay, International S.a.r.l. and Sciplay (Luxembourg) S.a.r.l., collectively "Sciplay". The joint venture focuses on providing end-to-end offerings of products and services that enable lotteries and certain other gaming operators to offer Internet gaming solutions in a manner that is consistent with applicable regulatory regimes. During 2010, we invested $250 in Sciplay. We have a 50% interest in each Sciplay entity, which is accounted for using the equity method

SCIENTIFIC GAMES CORPORATION AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

(in thousands, except per share amounts)

(16) Equity Investments in Joint Ventures (Continued)

of accounting. For the year ended December 31, 2010, we recorded a loss of $481 representing our share of equity in earnings of Sciplay.

Sportech Plc

        Upon the closing of the sale of the Racing Business to Sportech, we received an equity interest in Sportech of approximately 20% of the shares then outstanding. Sportech operates football pools and associated games through various distribution channels including direct mail and telephone, agent-based collection and via the Internet. Sportech also operates a portfolio of online casino, poker, bingo and fixed-odds games businesses through its e-Gaming division. Our interest in Sportech is accounted for under the equity method of accounting. During the year ended December 31, 2010 we recorded a loss of $314 representing our share of equity in earnings of Sportech.

Northstar Lottery Group, LLC

        We are a 20% equity owner in Northstar Lottery Group, LLC ("Northstar"), a joint venture with GTECH Corporation, a subsidiary of Lottomatica, that was formed to bid for the agreement to be the private manager for the Illinois lottery for a ten-year term. Northstar was selected as the private manager following a competitive procurement and entered into the private management agreement with the State of Illinois on January 18, 2011 (the "PMA"). As the private manager, Northstar will, subject to the oversight of the Illinois lottery, manage the day-to-day operations of the lottery including lottery game development and portfolio management, retailer recruitment and training, supply of goods and services and overall marketing strategy. Under the terms of the PMA, Northstar will receive annual incentive compensation payments to the extent it is successful in increasing the lottery's net income above specified target levels, subject to a cap of 5% of the applicable year's net income. Northstar will be responsible for payments to the State to the extent such targets are not achieved, subject to a similar cap. Northstar is expected to be reimbursed on a monthly basis for most of its operating expenses under the PMA. Under a CSP agreement with Northstar, the Company will be responsible for the design, development, manufacturing, warehousing and distribution of instant lottery tickets and will be compensated based on a percentage of retail sales.

        Operations under the PMA are scheduled to commence in 2011 following a transition period. On January 26, 2011, the Appellate Court of Illinois upheld a constitutional challenge to the revenue statute that, among other things, amended the lottery law to facilitate the PMA on grounds that the statute impermissibly addressed more than one subject. The Illinois Supreme Court subsequently granted a stay of the Appellate Court's decision pending the appeal to the Illinois Supreme Court by the State of Illinois. We cannot predict what effect, if any, the court decision, if it is not reversed by the Illinois Supreme Court or addressed through new authorizing legislation, will have on the PMA. If the PMA is ultimately invalidated, we may lose our investment in Northstar and our existing instant ticket supply agreement for the Illinois lottery may come up for re-bid.

SCIENTIFIC GAMES CORPORATION AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

(in thousands, except per share amounts)

(16) Equity Investments in Joint Ventures (Continued)

        The following represents combined summary financial information as of and for the year ended December 31, 2010 for the Guard Libang, RCN, CSG, Sciplay, LNS and Sportech entities. The combined financial summary information as of December 31, 2009 and for the years ended December 31, 2009 and 2008 is presented for the Guard Libang, RCN and CSG entities:

	Years Ended December 31,
	2010	2009	2008
Revenues	$271,280	$102,305	$60,451
Revenues less cost of revenue	$155,735	$55,586	$39,213
Net income	$42,738	$24,471	$16,418

	As of December 31,
	2010	2009
Current assets	$786,382	$60,596
Noncurrent assets	$1,498,246	$90,694
Current liabilities	$735,280	$23,548
Noncurrent liabilities	$1,250,569	$22,116

        The audited financial statements of CLN are attached as Exhibit 99.1 to this Annual Report on Form 10-K.

(17) Accumulated Other Comprehensive Income (Loss)

        The accumulated balances for each classification of comprehensive income (loss) are as follows:

	Foreign Currency Items	Unrealized Gains (Losses) on Securities	Derivative Financial Instruments (1)	Minimum Pension Liability	Unrecognized actuarial gains (losses) and unrecognized prior service cost (2)	Accumulated Other Comprehensive Income (Loss)
Balance at December 31, 2007	$69,946	116	—	(6,609)	(2,955)	60,498
Change during period	(107,758)	(5)	(4,901)	—	4,908	(107,756)
Reclassified into operations	—	—	—	—	(1,668)	(1,668)

Balance at December 31, 2008	$(37,812)	111	(4,901)	(6,609)	285	(48,926)
Change during period	45,304	(38)	2,486	—	(1,804)	45,948
Reclassified into operations	—	—	—	—	394	394

Balance at December 31, 2009	$7,492	73	(2,415)	(6,609)	(1,125)	(2,584)

Change during period	(16,325)	—	935	—	57	(15,333)
Reclassified into operations	—	—	—	—	390	390

Balance at December 31, 2010	$(8,833)	73	(1,480)	(6,609)	(678)	(17,527)

(1)
The change during the period is net of income taxes of approximately $(623) and $1,631 in 2010 and 2009, respectively.

(2)
The change during the period is net of income taxes of approximately $306, $(667) and $1,289 in 2010, 2009 and 2008 respectively.

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

        On August 5, 2008, Jerry Jamgotchian, individually and on behalf of all others similarly situated in California, Connecticut, Delaware, Indiana, Iowa, Louisiana, Maryland, Michigan, New York, New Jersey, Ohio, Pennsylvania, Texas or Wisconsin, brought a purported class action lawsuit in the United States District Court for the Central District of California against the Company, SGI and Scientific Games Racing, LLC relating to a software glitch affecting a type of wager known as "Quick Pick" offered on certain of Scientific Games Racing's pari-mutuel wagering terminals. The complainant sought among other things, class certification and damages in excess of $5,000 on behalf of a purported class of persons who "bought 'Quick Pick' wagering tickets through Scientific Games' computerized

SCIENTIFIC GAMES CORPORATION AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

(in thousands, except per share amounts)

(18) Litigation (Continued)

pari-mutuel wagering system" from July 1, 2007 until June 2, 2008 in the above-mentioned states. On October 22, 2008, our motion to dismiss the Jamgotchian lawsuit was granted by the court, without leave to refile. The United States Court of Appeals for the Ninth Circuit upheld the district court's dismissal of the case on March 23, 2010.

(19) Financial Information for Guarantor Subsidiaries and Non-Guarantor Subsidiaries

        We conduct substantially all of our business through our domestic and foreign subsidiaries. SGI's obligations under the Credit Agreement, the 2016 Notes and the 2019 Notes are fully and unconditionally and jointly and severally guaranteed by Scientific Games Corporation (the "Parent Company") and our 100%-owned domestic subsidiaries other than SGI (the "Guarantor Subsidiaries"). Our 2018 Notes, which were issued by the Parent Company, are fully and unconditionally and jointly and severally guaranteed by our 100% owned domestic subsidiaries, including SGI.

        Presented below is condensed consolidating financial information for (i) the Parent Company, (ii) SGI, (iii) the 100%-owned Guarantor Subsidiaries other than SGI and (iv) the 100%-owned foreign subsidiaries and the non-100%-owned domestic and foreign subsidiaries (the "Non-Guarantor Subsidiaries") as of December 31, 2010 and December 31, 2009 and for the years ended December 31, 2010, 2009 and 2008. The condensed consolidating financial information has been presented to show the nature of assets held, results of operations and cash flows of the Parent Company, SGI, the Guarantor Subsidiaries and the Non-Guarantor Subsidiaries assuming the guarantee structures of the Credit Agreement, the 2019 Notes, the 2018 Notes, the 2016 Notes, the Convertible Debentures and the 2012 Notes were in effect at the beginning of the periods presented. The condensed consolidating financial information has also been recast for all periods presented to reflect entities included in the sale of the Racing Business as non-guarantors.

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

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

(in thousands, except per share amounts)

(19) Financial Information for Guarantor Subsidiaries and Non-Guarantor Subsidiaries (Continued)

SCIENTIFIC GAMES CORPORATION AND SUBSIDIARIES

SUPPLEMENTAL CONDENSED CONSOLIDATING BALANCE SHEET

December 31, 2010
(in thousands)

	Parent Company	SGI	Guarantor Subsidiaries	Non- Guarantor Subsidiaries	Eliminating Entries	Consolidated
Assets
Cash and cash equivalents	$62,639	$150	$—	$62,770	$(1,278)	$124,281
Accounts receivable, net	—	72,830	45,541	59,808		178,179
Inventories	—	29,416	16,210	23,118		68,744
Other current assets	14,997	2,783	4,564	20,117		42,461
Property and equipment, net	1,730	150,130	43,859	254,862		450,581
Investment in subsidiaries	510,260	670,471	—	386,690	(1,567,421)	—
Goodwill	—	273,656	78,843	411,416		763,915
Intangible assets	—	42,170	20,481	7,962		70,613
Intercompany balances	133,483	—	164,982	—	(298,465)	—
Other assets	18,457	98,933	6,046	335,429	(6,101)	452,764

Total assets	$741,566	$1,340,539	$380,526	$1,562,172	$(1,873,265)	$2,151,538

Liabilities and stockholders' equity
Current installments of long-term debt	$—	$6,280	$—	$2,151		$8,431
Other current liabilities	29,363	48,074	32,601	78,817	(1,288)	187,567
Long-term debt, excluding current installments	250,000	1,110,573	—	27,686		1,388,259
Other non-current liabilities	9,545	43,188	8,141	53,749		114,623
Intercompany balances	—	27,292	—	271,186	(298,478)	—
Stockholders' equity	452,658	105,132	339,784	1,128,583	(1,573,499)	452,658

Total liabilities and stockholders' equity	$741,566	$1,340,539	$380,526	$1,562,172	$(1,873,265)	$2,151,538

SCIENTIFIC GAMES CORPORATION AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

(in thousands, except per share amounts)

(19) Financial Information for Guarantor Subsidiaries and Non-Guarantor Subsidiaries (Continued)

SCIENTIFIC GAMES CORPORATION AND SUBSIDIARIES

SUPPLEMENTAL CONDENSED CONSOLIDATING BALANCE SHEET

December 31, 2009
(in thousands)

	Parent Company	SGI	Guarantor Subsidiaries	Non-Guarantor Subsidiaries	Eliminating Entries	Consolidated
Assets
Cash and cash equivalents	$147,220	$137	$—	$113,053	$(279)	$260,131
Accounts receivable, net	—	79,294	37,189	61,484	—	177,967
Inventories	—	30,511	15,017	28,412	—	73,940
Other current assets	26,303	12,612	12,114	18,559	—	69,588
Assets held for sale	—	—	—	98,314	(7,212)	91,102
Property and equipment, net	1,954	170,350	44,762	251,373	—	468,439
Investment in subsidiaries	468,405	562,537	—	218,540	(1,249,482)	—
Goodwill	—	273,656	74,183	424,893	—	772,732
Intangible assets	—	43,040	27,572	9,210	—	79,822
Intercompany balances	178,848	—	75,036	—	(253,884)	—
Other assets	45,858	132,059	9,180	117,075	(6,101)	298,071

Total assets	$868,588	$1,304,196	$295,053	$1,340,913	$(1,516,958)	$2,291,792

Liabilities and stockholders' equity
Current installments of long-term debt	$9,731	$5,500	$—	$9,577	$—	$24,808
Other current liabilities	30,271	44,327	35,614	70,357	(271)	180,298
Liabilities held for sale	—	—	—	20,097	—	20,097
Long-term debt, excluding current installments	187,075	1,079,807	—	75,373	—	1,342,255
Other non-current liabilities	21,753	12,488	9,721	60,608	6	104,576
Intercompany balances	—	25,911	—	227,982	(253,893)	—
Stockholders' equity	619,758	136,163	249,718	876,919	(1,262,800)	619,758

Total liabilities and stockholders' equity	$868,588	$1,304,196	$295,053	$1,340,913	$(1,516,958)	$2,291,792

SCIENTIFIC GAMES CORPORATION AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

(in thousands, except per share amounts)

(19) Financial Information for Guarantor Subsidiaries and Non-Guarantor Subsidiaries (Continued)

SCIENTIFIC GAMES CORPORATION AND SUBSIDIARIES

SUPPLEMENTAL CONDENSED CONSOLIDATING STATEMENT OF INCOME

Year Ended December 31, 2010
(in thousands)

	Parent Company	SGI	Guarantor Subsidiaries	Non- Guarantor Subsidiaries	Eliminating Entries	Consolidated
Revenues	$—	$378,523	$52,344	$453,118	$(1,486)	$882,499
Cost of instant ticket revenue, services, and sales (1)	—	120,771	140,467	255,254	(1,626)	514,866
Selling, general and administrative expenses	46,922	53,711	10,831	46,860	176	158,500
Write-down of assets held for sale	—	—	—	8,029	—	8,029
Employee termination costs	—	—	—	602	—	602
Depreciation and amortization	501	53,696	18,337	69,232	—	141,766

Operating income (loss)	(47,423)	150,345	(117,291)	73,141	(36)	58,736
Interest expense	16,817	82,005	—	2,791	—	101,613
Other income (expense)	12,198	164,573	(202,489)	(11,810)	(36)	(37,564)

Income (loss) before equity in income of subsidiaries, and income taxes	(76,438)	(96,233)	85,198	82,160	—	(5,313)
Equity in income of subsidiaries	19,167	81,454	—	—	(100,621)	—
Income tax expense	91,930	15,849	12	36,097	—	143,888

Net income (loss)	$(149,201)	$(30,628)	$85,186	$46,063	$(100,621)	$(149,201)

(1)
Exclusive of depreciation and amortization.

 SCIENTIFIC GAMES CORPORATION AND SUBSIDIARIES

SUPPLEMENTAL CONDENSED CONSOLIDATING STATEMENT OF INCOME

Year Ended December 31, 2009
(in thousands)

	Parent Company	SGI	Guarantor Subsidiaries	Non- Guarantor Subsidiaries	Eliminating Entries	Consolidated
Revenues	$—	$392,463	$47,987	$491,066	$(3,767)	$927,749
Cost of instant ticket revenue, services, and sales (1)	—	121,274	151,888	280,103	(3,797)	549,468
Selling, general and administrative expenses	63,330	49,143	7,356	48,381	38	168,248
Write-down of assets held for sale	—	—	—	54,356	—	54,356
Employee termination costs	1,346	1,546	—	1,028	—	3,920
Depreciation and amortization	676	60,669	18,153	72,286	—	151,784

Operating income (loss)	(65,352)	159,831	(129,410)	34,912	(8)	(27)
Interest expense	24,144	58,429	2	4,923	—	87,498
Other income (expense)	(50,665)	149,734	(198,513)	38,259	(8)	(61,193)

Income (loss) before equity in income of subsidiaries, and income taxes	(38,831)	(48,332)	69,101	(8,270)	—	(26,332)
Equity in income of subsidiaries	(795)	1,654	—	—	(859)	—
Income tax expense	253	167	126	13,001	—	13,547

Net income (loss)	$(39,879)	$(46,845)	$68,975	$(21,271)	$(859)	$(39,879)

(1)
Exclusive of depreciation and amortization.

SCIENTIFIC GAMES CORPORATION AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

(in thousands, except per share amounts)

(19) Financial Information for Guarantor Subsidiaries and Non-Guarantor Subsidiaries (Continued)

SCIENTIFIC GAMES CORPORATION AND SUBSIDIARIES

SUPPLEMENTAL CONDENSED CONSOLIDATING STATEMENT OF INCOME

Year Ended December 31, 2008
(in thousands)

	Parent Company	SGI	Guarantor Subsidiaries	Non- Guarantor Subsidiaries	Eliminating Entries	Consolidated
Revenues	$—	$505,064	$64,155	$553,839	$(4,229)	$1,118,829
Cost of instant ticket revenue, services, and sales (1)	—	53,035	286,552	345,256	(4,202)	680,641
Selling, general and administrative expenses	61,360	60,832	7,779	54,308	(66)	184,213
Employee termination costs	2,754	1,519	1,320	8,102	—	13,695
Depreciation and amortization	4,213	83,437	19,037	111,956	—	218,643

Operating income (loss)	(68,327)	306,241	(250,533)	34,217	39	21,637
Interest expense	46,502	27,979	(2)	3,592	—	78,071
Other income (expense)	(120,110)	299,717	(104,042)	(135,905)	39	(60,301)

Income (loss) before equity in income of subsidiaries, and income taxes	5,281	(21,455)	(146,489)	166,530	—	3,867
Equity in income (loss) of subsidiaries	(20,397)	106,186	—	—	(85,789)	—
Income tax expense	(10,631)	9,304	371	9,308	—	8,352

Net income (loss)	$(4,485)	$75,427	$(146,860)	$157,222	$(85,789)	$(4,485)

(1)
Exclusive of depreciation and amortization.

SCIENTIFIC GAMES CORPORATION AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

(in thousands, except per share amounts)

(19) Financial Information for Guarantor Subsidiaries and Non-Guarantor Subsidiaries (Continued)

SCIENTIFIC GAMES CORPORATION AND SUBSIDIARIES

SUPPLEMENTAL CONDENSED CONSOLIDATING STATEMENT OF CASH FLOWS

Year Ended December 31, 2010
(in thousands)

	Parent Company	SGI	Guarantor Subsidiaries	Non- Guarantor Subsidiaries	Eliminating Entries	Consolidated
Net income (loss)	$(149,201)	$(30,628)	$85,186	$46,063	$(100,621)	$(149,201)
Depreciation and amortization	501	53,696	18,337	69,232	—	141,766
Change in deferred income taxes	58,650	17,963	(730)	48,260	—	124,143
Equity in income of subsidiaries	(19,167)	(81,454)	—	—	100,621	—
Non-cash interest expense	886	6,277	—	—	—	7,163
Gain or loss from asset disposal	(10)	(134)	2	142	—	—
Undistributed earnings from affiliates	—	(7,576)	(764)	(6,339)	—	(14,679)
Stock-based compensation	22,807	—	—	—	—	22,807
Early extinguishment of debt	2,260	672	—	—	—	2,932
Restructuring and write-down of assets	3,532	985	—	5,922	(2,049)	8,390
Changes in working capital and other	6,233	22,390	(2,785)	1,385	29	27,252

Net cash provided by (used in) operating activities	(73,509)	(17,809)	99,246	164,665	(2,020)	170,573

Cash flows from investing activities:
Capital and wagering systems expenditures	(101)	(25,325)	(4,357)	(42,495)	—	(72,278)
Investments in subsidiaries	(57,163)	(59,609)	—	(160,938)	277,710	—
Investment in joint venture	—	(3,817)	(343)	(199,635)	—	(203,795)
Proceeds from sale of Racing Business	35,942	—	—	—	—	35,942
Business acquisitions, net of cash acquired	—	—	(6,556)	(5,937)	—	(12,493)
Other assets and investments	28,936	(14,813)	(13,338)	(35,741)	(5)	(34,961)

Net cash provided by (used in) investing activities	7,614	(103,564)	(24,594)	(444,746)	277,705	(287,585)

Cash flows from financing activities:
Net proceeds/payments on long-term debt	52,982	31,135	—	(52,429)	—	31,688
Excess tax benefit from equity-based compensation plans	435	—	—	67	—	502
Payments of financing fees	(6,686)	(6,969)	—	—	—	(13,655)
Net proceeds from stock issue	(1,995)	103,940	4,879	166,844	(275,663)	(1,995)
Purchase of treasury stock	(26,335)	—	—	—	—	(26,335)
Other, principally intercompany balances	(40,019)	(6,465)	(80,531)	126,860	155	—

Net cash provided by (used in) financing activities	(21,618)	121,641	(75,652)	241,342	(275,508)	(9,795)

Effect of exchange rate changes on cash	2,930	(253)	—	(11,543)	(177)	(9,043)

Increase (decrease) in cash and cash equivalents	(84,583)	15	(1,000)	(50,282)	—	(135,858)
Cash and cash equivalents, beginning of period	147,220	137	3,278	109,496	—	260,131
Cash and cash equivalents of held for sale operations at Decemer 31, 2009	—	—	—	—	—	—

Cash and cash equivalents, end of year	$62,637	$152	$2,278	$59,214	$—	$124,281

SCIENTIFIC GAMES CORPORATION AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

(in thousands, except per share amounts)

(19) Financial Information for Guarantor Subsidiaries and Non-Guarantor Subsidiaries (Continued)

SCIENTIFIC GAMES CORPORATION AND SUBSIDIARIES

SUPPLEMENTAL CONDENSED CONSOLIDATING STATEMENT OF CASH FLOWS

Year Ended December 31, 2009
(in thousands)

	Parent Company	SGI	Guarantor Subsidiaries	Non- Guarantor Subsidiaries	Eliminating Entries	Consolidated
Net income (loss)	$(39,879)	$(46,846)	$68,975	$(21,270)	$(859)	$(39,879)
Depreciation and amortization	676	60,669	18,153	72,286	—	151,784
Change in deferred income taxes	21,324	3,645	(9,320)	(453)	—	15,196
Equity in income of subsidiaries	795	(1,654)	—	—	859	—
Non-cash interest expense	10,200	3,835	—	—	—	14,035
Gain or loss from asset disposal	—	—	—	175	—	175
Undistributed earnings from affiliates	—	(21,712)	—	(5,588)	—	(27,300)
Stock-based compensation	34,589	—	—	—	—	34,589
Early extinguishment of debt	(4,829)	—	—	—	—	(4,829)
Restructuring and write-down of assets	—	—	—	54,075	—	54,075
Changes in working capital and other	(1,901)	10,145	(3,359)	17,367	(21)	22,231

Net cash provided by (used in) operating activities	20,975	8,082	74,449	116,592	(21)	220,077

Cash flows from investing activities:
Capital and wagering systems expenditures	(18)	(25,452)	(5,609)	(46,463)	—	(77,542)
Investments in subsidiaries	(407)	(137,066)	—	(245,101)	382,574	—
Investment in joint venture	—	—	—	—	—	—
Business acquisitions, net of cash acquired	—	—	(96)	(86,464)	—	(86,560)
Other assets and investments	10,375	(8,645)	(7,431)	(18,399)	—	(24,100)

Net cash used in investing activities	9,950	(171,163)	(13,136)	(396,427)	382,574	(188,202)

Cash flows from financing activities:
Net proceeds/payments on long-term debt	(267,598)	339,227	—	41,028	—	112,657
Excess tax benefit from equity-based compensation plans	(1,305)	—	—	69	—	(1,236)
Payments of financing fees	(926)	(14,721)	—	—	—	(15,647)
Net proceeds from stock issue	1,912	(3,075)	35,873	349,777	(382,575)	1,912
Purchase of treasury stock	(5,539)	—	—	—	—	(5,539)
Other, principally intercompany balances	326,803	(158,418)	(94,879)	(74,458)	952	—

Net cash provided by (used in) financing activities	53,347	163,013	(59,006)	316,416	(381,623)	92,147

Effect of exchange rate changes on cash	—	—	—	1,362	(930)	432

Increase (decrease) in cash and cash equivalents	84,272	(68)	2,307	37,943	—	124,454
Cash and cash equivalents, beginning of period	62,949	204	(2,587)	80,073	—	140,639
Cash and cash equivalents of held for sale operations at Decemer 31, 2009	—	—	—	(4,962)	—	(4,962)

Cash and cash equivalents, end of year	$147,221	$136	$(280)	$113,054	$—	$260,131

SCIENTIFIC GAMES CORPORATION AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

(in thousands, except per share amounts)

(19) Financial Information for Guarantor Subsidiaries and Non-Guarantor Subsidiaries (Continued)

SCIENTIFIC GAMES CORPORATION AND SUBSIDIARIES
SUPPLEMENTAL CONDENSED CONSOLIDATING STATEMENT OF CASH FLOWS
Year Ended December 31, 2008
(in thousands)

	Parent Company	SGI	Guarantor Subsidiaries	Non- Guarantor Subsidiaries	Eliminating Entries	Consolidated
Net income (loss)	$(4,485)	$75,426	$(146,859)	$157,224	$(85,791)	$(4,485)
Depreciation and amortization	4,213	83,437	19,037	111,956	—	218,643
Change in deferred income taxes	(12,951)	(17,422)	19,942	(6,405)	—	(16,836)
Equity in income of subsidiaries	20,396	(106,187)	—	—	85,791	—
Non-cash interest expense	16,248	1,431	—	—	—	17,679
Gain or loss from asset disposal	—	141	—	553	—	694
Undistributed earnings from affiliates	—	(51,700)	—	(6,870)	—	(58,570)
Stock-based compensation	34,122	—	—	—	—	34,122
Early extinguishment of debt	2,960	—	—	—	—	2,960
Changes in working capital and other	(6,897)	37,323	8,180	(24,315)	—	14,291

Net cash provided by operating activities	53,606	22,449	(99,700)	232,143	—	208,498

Cash flows from investing activities:
Capital and wagering systems expenditures	(709)	(75,913)	9,735	(116,753)	—	(183,640)
Investments in subsidiaries	179,438	10,602	—	931	(190,971)	—
Investment in joint venture	—	—	—	5,605	—	5,605
Business acquisitions, net of cash acquired	—	—	(6,148)	(1,961)	—	(8,109)
Other assets and investments	(11,192)	(2,875)	(11,036)	(25,507)	—	(50,610)

Net cash used in investing activities	167,537	(68,186)	(7,449)	(137,685)	(190,971)	(236,754)

Cash flows from financing activities:
Net proceeds/payments on long-term debt	(602,000)	745,867	—	37,503	—	181,370
Excess tax benefit from equity-based compensation plans	(104)	—	—	238	—	134
Payments of financing fees	—	(15,226)	—	—	—	(15,226)
Net proceeds from stock issue	(5,022)	(32,904)	(85,323)	(59,161)	185,720	3,310
Purchase of treasury stock	(23,144)	—	—	—	—	(23,144)
Other, principally intercompany balances	471,121	(651,677)	192,704	(17,399)	5,251	—

Net cash provided by (used in) financing activities	(159,149)	46,060	107,381	(38,819)	190,971	146,444

Effect of exchange rate changes on cash	—	—	—	(6,952)	—	(6,952)

Increase (decrease) in cash and cash equivalents	61,994	323	232	48,687	—	111,236
Cash and cash equivalents, beginning of period	955	(119)	(2,818)	31,385	—	29,403

Cash and cash equivalents, end of year	$62,949	$204	$(2,586)	$80,072	$—	$140,639

SCIENTIFIC GAMES CORPORATION AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

(in thousands, except per share amounts)

(20) Selected Quarterly Financial Data, Unaudited

	Quarter Ended 2010
	March 31 (a)	June 30 (b)	September 30 (c)	December 31 (d)
Total operating revenues	$216,339	$233,033	$221,061	$212,066
Total cost of instant ticket revenues, services and sales	128,625	132,998	132,838	120,405
Selling, general and administrative expenses	38,556	40,552	36,435	42,957
Write-down of assets held for sale	—	5,874	2,155	—
Employee termination costs	—	—	602	—
Depreciation and amortization	27,655	27,078	27,284	59,749
Operating income (loss)	21,503	26,531	21,747	(11,045)
Net income (loss)	$4,887	$(4,343)	$8,704	$(158,449)
Basic and diluted earnings (loss) per share:
Basic net income (loss) available to common shareholders	$0.05	$(0.05)	$0.09	$(1.74)

Diluted net income (loss) available to common shareholders	$0.05	$(0.05)	$0.09	$(1.74)

Weighted average number of shares used in per share calculations:
Basic shares	93,993	93,552	91,844	91,277

Diluted shares	94,662	93,552	92,240	91,277

(a)
Net income includes a loss of approximately $6,700 on foreign currency forward contracts related to the Italian instant ticket tender process.

(b)
Includes a write-down of assets held for sale of approximately $5,900 resulting from our strategic decision to sell the Racing Business. Net loss includes a loss of approximately $9,000 on foreign currency forward contracts related to the Italian instant ticket tender process.

(c)
Includes a write-down of assets held for sale of approximately $2,200 resulting from our strategic decision to sell the Racing Business. Includes a loss on early extinguishment of long-term debt of approximately $2,200 related to the repurchase of the 2012 Notes. Net income includes a gain of approximately $3,200 on foreign currency forward contracts related to the Italian instant ticket tender process.

(d)
Depreciation and amortization includes approximately $17,500 of impairment charges related to underperforming Lottery Systems contracts, $8,300 related to the abandonment of our existing Global Draw platform technology to migrate to new platform technology and approximately $5,500 related to the write-off of obsolete Lottery Systems and Global Draw equipment. Net income includes a valuation allowance of $149,600.

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

(a)
Includes approximately $3,920 of employee termination costs as a result of cost reduction initiatives. Includes a gain on early extinguishment of long-term debt of $2,288 reflecting repurchase of $47,000 in aggregate principal amount of the Convertible Debentures. Net income includes a gain of approximately $700 on forward contracts.

(b)
Includes a gain on early extinguishment of long-term debt of $1,401 reflecting repurchase of $84,403 in aggregate principal amount of the Convertible Debentures. Includes a gain on early extinguishment of long-term debt of $355 reflecting the repurchase of $12,925 in aggregate principal amount of the 2012 Notes.

(c)
Includes a gain on early extinguishment of long-term debt of $550 reflecting repurchase of $43,188 in aggregate principal amount of the Convertible Debentures.

(d)
Includes a write-down of assets held for sale of approximately $54,400. Depreciation and amortization includes approximately $24,700 in asset impairment charges as a result of underperforming Lottery Systems contracts. Selling, general and administrative expenses reflects approximately $3,800 in due diligence costs in connection with potential acquisitions, approximately $3,000 of restructuring advisory fees, $2,000 of CEO retirement costs and approximately $2,000 of professional fees related to the tender for the Italian instant ticket concession. Net income includes an approximately $4,000 net loss on forward contracts.

SCIENTIFIC GAMES CORPORATION AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

(in thousands, except per share amounts)

(21) Recently Issued Accounting Guidance

        In September 2009, the Financial Accounting Standards Board ("FASB") amended the Accounting Standards Codification ("ASC") as summarized in Accounting Standards Update ("ASU") 2009-14, Software (Topic 985): Certain Revenue Arrangements That Include Software Elements, and ASU 2009-13, Revenue Recognition (Topic 605): Multiple-Deliverable Revenue Arrangements. As summarized in ASU 2009-14, ASC Topic 985 has been amended to remove from the scope of industry-specific revenue accounting guidance for software and software related transactions tangible products containing software components and non-software components that function together to deliver the product's essential functionality. As summarized in ASU 2009-13, ASC Topic 605 has been amended: (1) to provide updated guidance on whether multiple deliverables exist, how the deliverables in an arrangement should be separated, and the consideration allocated; (2) to require an entity to allocate revenue in an arrangement using estimated selling prices of deliverables if a vendor does not have vendor-specific objective evidence ("VSOE") or third-party evidence of selling price; and (3) to eliminate the use of the residual method and require an entity to allocate revenue using the relative selling price method. The accounting changes summarized in ASU 2009-14 and ASU 2009-13 are both effective for fiscal years beginning on or after June 15, 2010, with early adoption permitted. Adoption may either be on a prospective basis or by retrospective application. We adopted these amendments to the ASC on January 1, 2011; at this time, we believe the impact of these accounting changes will be immaterial.

        In June 2009, the FASB issued Amendments to FASB Interpretation No. 46(R), which amends the consolidation guidance applicable to variable interest entities and the definition of a variable interest entity ("VIE") and requires enhanced disclosures to provide more information about an enterprise's involvement in a VIE. In addition, it requires an enterprise to perform an analysis to determine whether the enterprise's variable interest gives it a controlling interest in a VIE. The analysis identifies the primary beneficiary of the VIE as the enterprise that has both (1) the power to direct the activities of the VIE and (2) the obligation to absorb losses of the VIE. We adopted this statement on January 1, 2010. There was no financial impact of adoption of this standard.

(22) Acquisitions and Dispositions

Acquisitions

        On August 5, 2010, the Company acquired substantially all of the assets of GameLogic, a provider of interactive marketing services for the U.S. regulated gaming market, including GameLogic's software for Internet-based loyalty programs for lottery players as well as an extensive suite of interactive games and related intellectual property. We also hired several key members from the GameLogic development and marketing teams. We have integrated the GameLogic assets with our existing Properties Plus business. The acquisition was not material to the Company's operations.

        On April 19, 2010, the Company acquired certain assets of Sceptre Leisure Solutions Limited, including 751 server-based gaming terminals and associated customer contracts, to increase the Company's existing estate of gaming machines supplied and operated by licensed betting offices in the U.K. The acquired terminals installed at approximately 240 locations in the U.K. were added to Global Draw's existing server-based gaming installed base in the U.K. The operating results derived from the acquired assets are included in the Diversified Gaming segment in the Company's statement of operations since the date of acquisition. The acquisition was not material to the Company's operations.

SCIENTIFIC GAMES CORPORATION AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

(in thousands, except per share amounts)

(22) Acquisitions and Dispositions (Continued)

Dispositions

        On October 5, 2010, we completed the sale of the Racing Business to Sportech pursuant to the Purchase Agreement dated as of January 27, 2010 (the "Purchase Agreement"). Upon the closing of the transaction, we received approximately $33,000 in cash (subject to certain post-closing adjustments as specified in the Purchase Agreement) and 39,742 shares of Sportech stock (the "Consideration Shares") representing approximately 20% of Sportech's outstanding shares as of the closing of the transaction. The Consideration Shares were valued at approximately $26,300 based on the closing price of Sportech stock on October 4, 2010. Sportech also agreed to make an additional cash payment to us on September 30, 2013 of approximately $10,000. In addition, if the Racing Business, under Sportech's ownership, achieves certain performance targets over the three-year period following the closing of the transaction, we will be entitled to an additional cash payment of up to $8,000.

        Until completion of the sale on October 5, 2010, we classified the assets and liabilities of the Racing Business as held for sale in our Consolidated Balance Sheets. In accordance with GAAP, the Company is required to adjust the net assets classified as held for sale to fair value, less estimated cost to sell. During the nine month period ended September 30, 2010, we recorded a write down of assets held for sale of $8,029 in our Consolidated Statements of Operations to decrease the carrying amount of the Racing Business to fair value, less cost to sell. During the three months ended December 31, 2010, we recorded a loss on the sale of the Racing Business of $361.

 SCHEDULE II

SCIENTIFIC GAMES CORPORATION AND SUBSIDIARIES

Valuation and Qualifying Accounts

Years Ended December 31, 2010, 2009 and 2008
(in thousands)

Allowance for doubtful accounts	Balance at Beginning of Period	Charged to Costs and Expenses	Other (1)	Deductions (2)	Balance at End of Period
Year ended December 31, 2010
Allowance for doubtful accounts	$2,140	398	—	363	$2,175
Year ended December 31, 2009
Allowance for doubtful accounts	$6,465	2,074	3,921	2,478	$2,140
Year ended December 31, 2008
Allowance for doubtful accounts	$9,184	1,841	—	4,560	$6,465

Valuation allowance	Balance at Beginning of Period	Charged to Tax Expense	Other (3)	Balance at End of Period
Year ended December 31, 2010
Valuation allowance	$95,151	152,472	(12,811)	$234,813
Year ended December 31, 2009
Valuation allowance	$45,690	49,462	—	$95,151
Year ended December 31, 2008
Valuation allowance	$20,055	25,635	—	$45,690

(1)
Racing Business assets held for sale.

(2)
Amounts written off.

(3)
Amount written off due to our election to convert previously claimed foreign tax credits into deductions on our 2009 federal tax return.

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

        There were no changes in our internal control over financial reporting during the year ended December 31, 2010 that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

        The report called for by Item 308(a) of Regulation S-K is included herein as "Management's Report on Internal Control Over Financial Reporting," which appears in Item 7A in this Annual Report on Form 10-K.

        The attestation report called for by Item 308(b) of Registration S-K is included herein as "Report of Independent Registered Public Accounting Firm on Internal Control Over Financial Reporting," which appears in Item 7A in this Annual Report on Form 10-K.

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

        Information relating to our executive officers is included in Part I of this Annual Report on Form 10-K, as permitted by General Instruction G(3). The other information called for by this item is incorporated by reference to our definitive proxy statement relating to our 2011 Annual Meeting of Stockholders, which will be filed with the SEC. If such proxy statement is not filed on or before April 30, 2011, the information called for by this item will be filed as part of an amendment to this Annual Report on Form 10-K on or before such date, in accordance with General Instruction G(3).

ITEM 11.    EXECUTIVE COMPENSATION

        The information called for by this item is incorporated herein by reference to our definitive proxy statement relating to our 2011 Annual Meeting of Stockholders, which will be filed with the SEC. If such proxy statement is not filed on or before April 30, 2011, the information called for by this item will be filed as part of an amendment to this Annual Report on Form 10-K on or before such date, in accordance with General Instruction G(3).

ITEM 12.    SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT AND RELATED STOCKHOLDER MATTERS

        The information called for by this item is incorporated herein by reference to our definitive proxy statement relating to our 2011 Annual Meeting of Stockholders, which will be filed with the SEC. If such proxy statement is not filed on or before April 30, 2011, the information called for by this item will be filed as part of an amendment to this Annual Report on Form 10-K on or before such date, in accordance with General Instruction G(3).

ITEM 13.    CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS, AND DIRECTOR INDEPENDENCE

        The information called for by this item is incorporated herein by reference to our definitive proxy statement relating to our 2011 Annual Meeting of Stockholders, which will be filed with the SEC. If such proxy statement is not filed on or before April 30, 2011, the information called for by this item will be filed as part of an amendment to this Annual Report on Form 10-K on or before such date, in accordance with General Instruction G(3).

ITEM 14.    PRINCIPAL ACCOUNTANT FEES AND SERVICES

        The information called for by this item is incorporated herein by reference to our definitive proxy statement relating to our 2011 Annual Meeting of Stockholders, which will be filed with the SEC. If such proxy statement is not filed on or before April 30, 2011, the information called for by this item will be filed as part of an amendment to this Annual Report on Form 10-K on or before such date, in accordance with General Instruction G(3).

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
3.2		Amended and Restated Bylaws of the Company (incorporated by reference to Exhibit 3.1 to the Company's Current Report on Form 8-K filed on November 1, 2010).
4.1
Indenture, dated as of September 22, 2010, among the Company, as issuer, the guarantors party thereto and The Bank of Nova Scotia Trust Company of New York, as trustee (incorporated by reference to Exhibit 4.1 to the Company's Current Report on Form 8-K filed on September 23, 2010).
4.2
Registration Rights Agreement, dated September 22, 2010, among the Company, the guarantors party thereto and J.P. Morgan Securities LLC, as representative for the initial purchasers listed therein (incorporated by reference to Exhibit 4.2 to the Company's Current Report on Form 8-K filed on September 23, 2010).
4.3		Form of 8.125% Senior Subordinated Note (No. 001) (included in Exhibit 4.1 above).
4.4		Form of 8.125% Senior Subordinated Note (No. 002) (included in Exhibit 4.1 above).
4.5
Indenture, dated as of June 11, 2008, among Scientific Games International, Inc., as issuer, the Company, as a guarantor, the subsidiary guarantors party thereto, and The Bank of Nova Scotia Trust Company of New York, as trustee, relating to the 7.875% Senior Subordinated Notes due 2016 (incorporated by reference to Exhibit 4.1 to the Company's Current Report on Form 8-K filed on June 13, 2008).
4.6
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
4.7
Form of 7.875% Senior Subordinated Notes due 2016 (incorporated by reference to Exhibits 4.3(a) and 4.3(b) to the Company's Registration Statement on Form S-3ASR (No. 333-155346) filed on November 13, 2008).

Exhibit Number	Description
4.8	Indenture, dated as of May 21, 2009, among Scientific Games International, Inc., as issuer, the Company, as a guarantor, the subsidiary guarantors party thereto, and The Bank of Nova Scotia Trust Company of New York, as trustee, relating to the 9.25% Senior Subordinated Notes due 2019 (incorporated by reference to Exhibit 4.1 to the Company's Current Report on Form 8-K filed on May 27, 2009).
4.9
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
4.10
Form of 9.25% Senior Subordinated Notes due 2019 (incorporated by reference to Exhibits 4.31(a) and 4.31(b) to the Company's Registration Statement on Form S-4 (No. 333-161268) filed on August 11, 2009 and included in Exhibit 4.8 above).
4.11
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
10.1
Fifth Amendment, dated as of December 16, 2010, among Scientific Games International, Inc., as borrower, the Company, as guarantor, the several lenders parties thereto and JPMorgan Chase Bank, N.A., as administrative agent, which amended the Credit Agreement, dated as of June 9, 2008 and amended and restated as of February 12, 2010, among Scientific Games International, Inc., the Company, the several lenders from time to time party thereto and JPMorgan Chase Bank, N.A., as administrative agent, as amended by the First Incremental Amendment, dated as of June 17, 2010, among Scientific Games International Inc., the Company, the subsidiary guarantors party thereto, the incremental term lenders party thereto and JPMorgan Chase Bank, N.A., as administrative agent (incorporated by reference to Exhibit 10.1 to the Company's Current Report on Form 8-K filed on December 20, 2010).
10.2
First Incremental Amendment, dated as of June 17, 2010, among Scientific Games International, Inc., the Company, the subsidiary guarantors party thereto, the incremental term lenders party thereto and JPMorgan Chase Bank, N.A., as administrative agent, to the Credit Agreement, dated as of June 9, 2008, as amended and restated as of February 12, 2010, among Scientific Games International, Inc., as borrower, the Company, as guarantor, the several lenders from time to time party thereto and JPMorgan Chase Bank, N.A., as administrative agent (incorporated by reference to Exhibit 10.1 to the Company's Current Report on Form 8-K filed on June 23, 2010).

Exhibit Number	Description
10.3	Amendment and Restatement Agreement, dated as of February 12, 2010, among Scientific Games International, Inc., as borrower, the Company, as guarantor, the several lenders from time to time parties thereto and JPMorgan Chase Bank. N.A. as administrative agent, which (i) amended and restated in its entirety the Credit Agreement, dated as of June 9, 2008 and amended as of March 27, 2009, September 30, 2009 and October 13, 2009, among such parties, as set forth in Exhibit A to such Amendment and Restatement Agreement, and (ii) amended the Guarantee and Collateral Agreement, dated as of June 9, 2008, among Scientific Games International, Inc., as borrower, the company, as the guarantor, and each of the other subsidiaries of the Company party thereto, in favor of JPMorgan Chase Bank, N.A., as administrative agent for the several lenders from time to time party to the Credit Agreement (incorporated by reference to Exhibit 10.1 to the Company's Current Report on Form 8-K filed on February 19, 2010).
10.4
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
10.5
Stockholders' Agreement, dated September 6, 2000, among the Company, MacAndrews & Forbes Holdings Inc. (formerly known as Mafco Holdings Inc.) ("MacAndrews") (as successor in interest under the agreement to Cirmatica Gaming S.A.) and Ramius Securities, LLC (incorporated by reference to Exhibit 10.38 to the Company's Quarterly Report on Form 10-Q for the quarter ended July 31, 2000).
10.6
Supplemental Stockholders' Agreement, dated June 26, 2002, among the Company and MacAndrews (as successor in interest to Cirmatica Gaming S.A.) (incorporated by reference to Exhibit 4.2 to the Company's Quarterly Report on Form 10-Q for the quarter ended June 30, 2002).
10.7
Letter Agreement, dated as of October 10, 2003, by and between the Company and MacAndrews further supplementing the Stockholders' Agreement (incorporated by reference to Exhibit 3 to the Schedule 13D jointly filed by MacAndrews and SGMS Acquisition Corporation on November 26, 2003).
10.8
Letter Agreement dated February 15, 2007 between the Company and MacAndrews & Forbes Holdings Inc. (incorporated by reference to Exhibit 10.1 to the Company's Current Report on Form 8-K filed on February 16, 2007).
10.9
Purchase Agreement, dated as of January 27, 2010, by and among the Company, Scientific Games International, Inc., SG Racing, Inc., Scientific Games Germany GmbH, Scientific Games Luxembourg Holdings SARL, Scientific Games Holdings Limited, Scientific Games Racing, LLC, Sportech, Sportech Holdco 1 Limited and Sportech Holdco 2 Limited (incorporated by reference to Exhibit 10.1 to the Company's Quarterly Report on Form 10-Q for the quarter ended March 31, 2010 filed on May 10, 2010).
10.10
Stock Purchase Agreement, dated as of May 1, 2007, among François-Charles Oberthur Fiduciaire, S.A., the Company and Scientific Games Holdings (Canada) Inc. (incorporated by reference to Exhibit 10.1 to the Company's Current Report on Form 8-K filed on May 7, 2007).

Exhibit Number	Description
10.11	Agreement, dated April 20, 2006, among the Company, Scientific Games International Holdings Limited, Scientific Games Beteiligungsgesellschaft mbH, Walter Grubmueller, Stephen George Frater, The Trustees of Warero Privatsitiftung and Jeffery Frederick Nash for the sale and purchase of the entire issued share capital of Neomi Associates, Inc. and Research and Development GmbH (incorporated by reference to Exhibit 10.1 to the Company's Current Report on Form 8-K filed on April 26, 2006).
10.12
Share Purchase and Sale Agreement, dated April 4, 2005, among Scientific Games Chile Limitada, Epicentro S.A. and Inversiones Y Aesorias Iculpe Limitada (incorporated by reference to Exhibit 10.1 to the Company's Current Report on Form 8-K filed on April 8, 2005).
10.13	1992 Equity Incentive Plan, as amended and restated (incorporated by reference to Exhibit 10.33 to the Company's Annual Report on Form 10-K for the fiscal year ended October 31, 1998). *
10.14	1995 Equity Incentive Plan, as amended (incorporated by reference to Exhibit 10.14 to the Company's Annual Report on Form 10-K for the fiscal year ended October 31, 1997). *
10.15	1997 Incentive Compensation Plan, as amended and restated (incorporated by reference to Exhibit 10.14 to the Company's Annual Report on Form 10-K for the fiscal year ended December 31, 2001). *
10.16	2003 Incentive Compensation Plan, as amended and restated (incorporated by reference to Exhibit 10.1 to the Company's Current Report on Form 8-K filed on June 19, 2009). *
10.17
Elective Deferred Compensation Plan (Executive Deferred Compensation Plan and Non-Employee Directors Deferred Compensation Plan) (effective January 1, 2005, as amended and restated effective January 1, 2009) (incorporated by reference to Exhibit 10.14 to the Company's Annual Report on Form 10-K for the year ended December 31, 2008). *
10.18
Frozen Supplemental Executive Retirement Plan (as amended and restated effective January 1, 2009) (incorporated by reference to Exhibit 10.15 to the Company's Annual Report on Form 10-K for the year ended December 31, 2008). *
10.19	2002 Employee Stock Purchase Plan, as amended and restated (incorporated by reference to Exhibit 10.14 to the Company's Annual Report on Form 10-K for the fiscal year ended December 31, 2005). *
10.20	Asia Pacific Business Incentive Compensation Program (incorporated by reference to Exhibit 10.4 to the Company's Current Report on Form 8-K filed on December 3, 2010). *
10.21
Employment Agreement dated as of January 1, 2006 by and between the Company and A. Lorne Weil (executed on August 8, 2006) (incorporated by reference to Exhibit 10.1 to the Company's Quarterly Report on Form 10-Q for the quarter ended September 30, 2006). *
10.22
Letter dated August 2, 2007 between A. Lorne Weil and the Company with respect to payment of Mr. Weil's deferred compensation upon a termination of employment under Mr. Weil's Employment Agreement dated as of January 1, 2006 (incorporated by reference to Exhibit 10.1 to the Company's Quarterly Report on Form 10-Q for the quarter ended September 30, 2007). *

Exhibit Number	Description
10.23	Amendment to Employment Agreement dated as of May 1, 2008 by and between the Company and A. Lorne Weil (executed on May 12, 2008), which amended Mr. Weil's Employment Agreement dated as of January 1, 2006, as amended by the Letter dated August 2, 2007 (incorporated by reference to Exhibit 10.2 to the Company's Current Report on Form 8-K filed on May 14, 2008). *
10.24
Amendment to Employment Agreement dated as of December 30, 2008 by and between the Company and A. Lorne Weil, which amended Mr. Weil's Employment Agreement dated as of January 1, 2006, as amended by the Letter dated August 2, 2007 and the Amendment dated as of May 1, 2008 (incorporated by reference to Exhibit 10.20 to the Company's Annual Report on Form 10-K for the year ended December 31, 2008). *
10.25
Third Amendment to Employment Agreement dated as of May 29, 2009 between the Company and A. Lorne Weil, which amended Mr. Weil's Employment Agreement dated as of January 1, 2006, as amended by the Letter dated August 2, 2007 and the Amendments dated as of May 1, 2008 and December 30, 2008 (incorporated by reference to Exhibit 10.1 to the Company's Current Report on Form 8-K filed on June 2, 2009). *
10.26
Amendment to Employment Agreement dated as of December 2, 2010 between the Company and A. Lorne Weil, which amended Mr. Weil's Employment Agreement dated as of January 1, 2006, as amended by the Letter dated August 2, 2007 and the Amendments dated as of May 1, 2008, December 30, 2008 and May 29, 2009 (incorporated by reference to Exhibit 10.1 to the Company's Current Report on Form 8-K filed on December 3, 2010). *
10.27
Employment Agreement dated as of July 1, 2005 between the Company and Michael Chambrello (executed on June 17, 2005) (incorporated by reference to Exhibit 10.1 to the Company's Quarterly Report on Form 10-Q for the quarter ended June 30, 2005). *
10.28
Letter Agreement dated as of August 2, 2006 by and between the Company and Michael R. Chambrello, which amended Mr. Chambrello's Employment Agreement dated as of July 1, 2005 (incorporated by reference to Exhibit 10.9 to the Company's Quarterly Report on Form 10-Q for the quarter ended September 30, 2006). *
10.29
Letter Agreement dated as of May 8, 2008 by and between the Company and Michael R. Chambrello, which amended Mr. Chambrello's Employment Agreement dated as of July 1, 2005, as amended by the Letter Agreement dated as of August 2, 2006 (incorporated by reference to Exhibit 10.3 to the Company's Current Report on Form 8-K filed on May 14, 2008). *
10.30
Amendment to Employment Agreement dated as of December 30, 2008 by and between the Company and Michael R. Chambrello, which amended Mr. Chambrello's Employment Agreement dated as of July 1, 2005, as amended by the Letter Agreement dated as of August 2, 2006 and the Letter Agreement dated as of May 8, 2008 (incorporated by reference to Exhibit 10.26 to the Company's Annual Report on Form 10-K for the year ended December 31, 2008). *
10.31
Amendment to Employment Agreement dated as of November 29, 2010 by and between the Company and Michael R. Chambrello, which amended Mr. Chambrello's Employment Agreement dated as of July 1, 2005, as amended by the Letter Agreement dated as of August 2, 2006, the Letter Agreement dated as of May 8, 2008 and the Amendment dated as of December 30, 2008 (incorporated by reference to Exhibit 10.2 to the Current Report on Form 8-K filed on December 3, 2010). *

Exhibit Number	Description
10.32	Employment Agreement dated as of January 1, 2006 by and between the Company and Robert C. Becker (executed on August 2, 2006) (incorporated by reference to Exhibit 10.2 to the Company's Quarterly Report on Form 10-Q for the quarter ended September 30, 2006). *
10.33
Letter Agreement dated as of October 7, 2008 by and between the Company and Robert C. Becker, which amended Mr. Becker's Employment Agreement dated as of January 1, 2006 (incorporated by reference to Exhibit 10.32 to the Company's Annual Report on Form 10-K for the year ended December 31, 2008). *
10.34
Amendment to Employment Agreement dated as of December 30, 2008 by and between the Company and Robert C. Becker, which amended Mr. Becker's Employment Agreement dated as of January 1, 2006, as amended by the Letter Agreement dated as of October 7, 2008 (incorporated by reference to Exhibit 10.33 to the Company's Annual Report on Form 10-K for the year ended December 31, 2008). *
10.35
Employment Agreement dated as of January 1, 2006 by and between the Company and Larry Potts (executed on August 2, 2006) (incorporated by reference to Exhibit 10.4 to the Company's Quarterly Report on Form 10-Q for the quarter ended September 30, 2006). *
10.36
Letter Agreement dated as of October 2, 2008 by and between the Company and Larry Potts, which amended Mr. Potts' Employment Agreement dated as of January 1, 2006 (incorporated by reference to Exhibit 10.36 to the Company's Annual Report on Form 10-K for the year ended December 31, 2008). *
10.37
Amendment to Employment Agreement dated as of December 30, 2008 by and between the Company and Larry Potts, which amended Mr. Potts' Employment Agreement dated as of January 1, 2006, as amended by the Letter Agreement dated as of October 2, 2008 (incorporated by reference to Exhibit 10.37 to the Company's Annual Report on Form 10-K for the year ended December 31, 2008). *
10.38
Employment and Severance Benefits Agreement dated December 15, 2005 between the Company and Ira H. Raphaelson (incorporated by reference to Exhibit 10.22 to the Company's Annual Report on Form 10-K for the fiscal year ended December 31, 2005). *
10.39
Letter Agreement dated as of August 2, 2006 by and between the Company and Ira H. Raphaelson, which amended Mr. Raphaelson's Employment Agreement dated December 15, 2005 (effective as of February 1, 2006) (incorporated by reference to Exhibit 10.11 to the Company's Quarterly Report on Form 10-Q for the quarter ended September 30, 2006). *
10.40
Letter Agreement dated as of October 6, 2008 by and between the Company and Ira H. Raphaelson, which amended Mr. Raphaelson's Employment and Severance Benefits Agreement dated December 15, 2005, as amended by the Letter Agreement dated as of August 2, 2006 (incorporated by reference to Exhibit 10.45 to the Company's Annual Report on Form 10-K for the year ended December 31, 2008). *
10.41
Amendment to Employment Agreement dated as of December 30, 2008 by and between the Company and Ira H. Raphaelson, which amended Mr. Raphaelson's Employment and Severance Benefits Agreement dated December 15, 2005, as amended by the Letter Agreement dated as of August 2, 2006 and the Letter Agreement dated as of October 6, 2008 (incorporated by reference to Exhibit 10.46 to the Company's Annual Report on Form 10-K for the year ended December 31, 2008). *

Exhibit Number	Description
10.42	Employment Agreement dated as of February 11, 2009 (effective as of January 1, 2009) by and between the Company and Stephen L. Gibbs (incorporated by reference to Exhibit 10.47 to the Company's Annual Report on Form 10-K for the year ended December 31, 2008). *
10.43
Employment Inducement Stock Option Grant Agreement dated July 1, 2005 between the Company and Michael Chambrello (incorporated by reference to Exhibit 10.2 to the Company's Quarterly Report on Form 10-Q for the quarter ended June 30, 2005). *
10.44
Employment Inducement Stock Option Grant Agreement dated August 8, 2005 between the Company and Steven Beason (incorporated by reference to Exhibit 10.1 to the Company's Quarterly Report on Form 10-Q for the quarter ended September 30, 2005). *
10.45
Employment Agreement dated as of March 2, 2009 (effective April 1, 2009) by and between the Company and Jeff Lipkin (incorporated by reference to Exhibit 10.3 to the Company's Current Report on Form 8-K filed on April 2, 2009). *
10.46
Employment Agreement dated as of August 8, 2005 by and between the Company and Steven W. Beason (incorporated by reference to Exhibit 10.56 to the Company's Annual Report on Form 10-K for the year ended December 31, 2009). *
10.47
Letter Agreement dated as of August 30, 2007 by and between the Company and Steven W. Beason, which amended Mr. Beason's Employment Agreement dated August 8, 2005 (incorporated by reference to Exhibit 10.57 to the Company's Annual Report on Form 10-K for the year ended December 31, 2009). *
10.48
Letter Agreement dated as of June 17, 2008 by and between the Company and Steven W. Beason, which amended Mr. Beason's Employment Agreement dated as of August 8, 2005, as amended by the Letter Agreement dated as of August 30, 2007 (incorporated by reference to Exhibit 10.58 to the Company's Annual Report on Form 10-K for the year ended December 31, 2009). *
10.49
Amendment to Employment Agreement dated as of December 30, 2008 by and between the Company and Steven W. Beason, which amended Mr. Beason's Employment Agreement dated as of August 8, 2005, as amended by the Letter Agreement dated as of August 30, 2007 and the Letter Agreement dated as of June 17, 2008 (incorporated by reference to Exhibit 10.59 to the Company's Annual Report on Form 10-K for the year ended December 31, 2009). *
10.50
Employment Agreement dated as of November 29, 2010 by and between the Company and David L. Kennedy (incorporated by reference to Exhibit 10.3 to the Company's Current Report on Form 8-K filed on December 3, 2010). *
10.51	Employment Agreement dated as of May 13, 2008 (effective as of July 1, 2008) by and between The Global Draw Ltd and Stephen Frater. *(†)
10.52	Letter Agreement dated as of June 22, 2010 by and between The Global Draw Ltd and Stephen Frater, which amended Mr. Frater's Employment Agreement dated as of July 1, 2008. *(†)
10.53	Employment Agreement dated as of December 11, 2006 (effective as of January 1, 2007) by and between Scientific Games International, Inc. and James C. Kennedy. *(†)
10.54
Amendment to Employment Agreement dated as of December 30, 2008 by and between Scientific Games Corporation and James C. Kennedy, which amended Mr. Kennedy's Employment Agreement dated as of January 1, 2007. *(†)

Exhibit Number	Description
10.55	Letter Agreement dated as of May 7, 2009 by and between Scientific Games International, Inc. and James C. Kennedy, which amended Mr. Kennedy's Employment Agreement dated as of January 1, 2007, as amended by the Amendment dated as of December 30, 2008. *(†)
10.56	Employment Agreement dated as of December 22, 2010 by and between Scientific Games International, Inc. and William J. Huntley. *(†)
10.57	Employment Agreement dated as of December 22, 2010 by and between Scientific Games International, Inc. and James B. Trask. *(†)
12	Computation of Ratio of Earnings to Fixed Charges. (†)
21	List of Subsidiaries. (†)
23.1	Consent of Deloitte & Touche LLP, Independent Registered Public Accounting Firm. (†)
23.2	Consent of Reconta Ernst & Young S.p.A., Independent Registered Public Accounting Firm. (†)
31.1	Certification of Chief Executive Officer pursuant to Rule 13a-14(a) under the Securities Exchange Act of 1934. (†)
31.2	Certification of Chief Financial Officer pursuant to Rule 13a-14(a) under the Securities Exchange Act of 1934. (†)
32.1	Certification of Chief Executive Officer pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002. (†)
32.2	Certification of Chief Financial Officer pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002. (†)
99.1	Report of Reconta Ernst & Young S.p.A., Independent Registered Public Accounting Firm. (†)
99.2	Financial Statements of Consorzio Lotterie Nazionali. (†)

*
Management contracts and compensation plans and arrangements.

(†)
Filed herewith.

 SIGNATURES

        Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

March 1, 2011	SCIENTIFIC GAMES CORPORATION
	By:	/s/ JEFFREY S. LIPKIN Jeffrey S. Lipkin, Chief Financial Officer
	By:	/s/ STEPHEN L. GIBBS Stephen L. Gibbs, Chief Accounting Officer

        Pursuant to the requirements of the Securities Exchange Act of 1934, this Report has been signed below by the following persons on behalf of the Registrant and in the capacities indicated on March 1, 2011.

Signature	Title

/s/ A. LORNE WEIL A. Lorne Weil	Chief Executive officer and Chairman of the Board (principal executive officer)
/s/ JEFFREY S. LIPKIN Jeffrey S. Lipkin	Senior Vice President and Chief Financial Officer (principal financial officer)
/s/ STEPHEN L. GIBBS Stephen L. Gibbs	Vice President, Chief Accounting Officer and Corporate Controller (principal accounting officer)
/s/ DAVID L. KENNEDY David L. Kennedy	Executive Vice Chairman of the Board
/s/ MICHAEL R. CHAMBRELLO Michael R. Chambrello	Chief Executive Officer—Asia Pacific Region and Director
/s/ PETER A. COHEN Peter A. Cohen	Vice Chairman of the Board

Signature	Title

/s/ GERALD J. FORD Gerald J. Ford	Director
/s/ J. ROBERT KERREY J. Robert Kerrey	Director
/s/ ERIC M. TURNER Eric M. Turner	Director
/s/ RONALD O. PERELMAN Ronald O. Perelman	Director
/s/ BARRY F. SCHWARTZ Barry F. Schwartz	Director
/s/ FRANCIS TOWNSEND Francis Townsend	Director
/s/ MICHAEL J. REGAN Michael J. Regan	Director

 EXHIBIT INDEX

Exhibit Number		Description
3.1	(a)	Restated Certificate of Incorporation of the Company, filed with the Secretary of State of the State of Delaware on March 20, 2003 (incorporated by reference to Exhibit 3.1 to the Company's Annual Report on Form 10-K for the fiscal year ended December 31, 2002).
3.1	(b)
Certificate of Amendment of the Restated Certificate of Incorporation of the Company, filed with the Secretary of State of the State of Delaware on June 7, 2007 (incorporated by reference to Exhibit 3.1(b) to the Company's Quarterly Report on Form 10-Q for the quarter ended June 30, 2007).
3.2		Amended and Restated Bylaws of the Company (incorporated by reference to Exhibit 3.1 to the Company's Current Report on Form 8-K filed on November 1, 2010).
4.1
Indenture, dated as of September 22, 2010, among the Company, as issuer, the guarantors party thereto and The Bank of Nova Scotia Trust Company of New York, as trustee (incorporated by reference to Exhibit 4.1 to the Company's Current Report on Form 8-K filed on September 23, 2010).
4.2
Registration Rights Agreement, dated September 22, 2010, among the Company, the guarantors party thereto and J.P. Morgan Securities LLC, as representative for the initial purchasers listed therein (incorporated by reference to Exhibit 4.2 to the Company's Current Report on Form 8-K filed on September 23, 2010).
4.3		Form of 8.125% Senior Subordinated Note (No. 001) (included in Exhibit 4.1 above).
4.4		Form of 8.125% Senior Subordinated Note (No. 002) (included in Exhibit 4.1 above).
4.5
Indenture, dated as of June 11, 2008, among Scientific Games International, Inc., as issuer, the Company, as a guarantor, the subsidiary guarantors party thereto, and The Bank of Nova Scotia Trust Company of New York, as trustee, relating to the 7.875% Senior Subordinated Notes due 2016 (incorporated by reference to Exhibit 4.1 to the Company's Current Report on Form 8-K filed on June 13, 2008).
4.6
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
4.7
Form of 7.875% Senior Subordinated Notes due 2016 (incorporated by reference to Exhibits 4.3(a) and 4.3(b) to the Company's Registration Statement on Form S-3ASR (No. 333-155346) filed on November 13, 2008).
4.8
Indenture, dated as of May 21, 2009, among Scientific Games International, Inc., as issuer, the Company, as a guarantor, the subsidiary guarantors party thereto, and The Bank of Nova Scotia Trust Company of New York, as trustee, relating to the 9.25% Senior Subordinated Notes due 2019 (incorporated by reference to Exhibit 4.1 to the Company's Current Report on Form 8-K filed on May 27, 2009).

Exhibit Number	Description
4.9	Registration Rights Agreement, dated as of May 21, 2009, among Scientific Games International, Inc., the Company, the subsidiary guarantors party thereto, and J.P. Morgan Securities Inc., Banc of America Securities LLC, Credit Suisse Securities (USA) LLC and Goldman, Sachs & Co., as representatives for the initial purchasers listed therein, relating to the 9.25% Senior Subordinated Notes due 2019 (incorporated by reference to Exhibit 4.2 to the Company's Current Report on Form 8-K filed on May 27, 2009).
4.10
Form of 9.25% Senior Subordinated Notes due 2019 (incorporated by reference to Exhibits 4.31(a) and 4.31(b) to the Company's Registration Statement on Form S-4 (No. 333-161268) filed on August 11, 2009 and included in Exhibit 4.8 above).
4.11
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
10.1
Fifth Amendment, dated as of December 16, 2010, among Scientific Games International, Inc., as borrower, the Company, as guarantor, the several lenders parties thereto and JPMorgan Chase Bank, N.A., as administrative agent, which amended the Credit Agreement, dated as of June 9, 2008 and amended and restated as of February 12, 2010, among Scientific Games International, Inc., the Company, the several lenders from time to time party thereto and JPMorgan Chase Bank, N.A., as administrative agent, as amended by the First Incremental Amendment, dated as of June 17, 2010, among Scientific Games International Inc., the Company, the subsidiary guarantors party thereto, the incremental term lenders party thereto and JPMorgan Chase Bank, N.A., as administrative agent (incorporated by reference to Exhibit 10.1 to the Company's Current Report on Form 8-K filed on December 20, 2010).
10.2
First Incremental Amendment, dated as of June 17, 2010, among Scientific Games International, Inc., the Company, the subsidiary guarantors party thereto, the incremental term lenders party thereto and JPMorgan Chase Bank, N.A., as administrative agent, to the Credit Agreement, dated as of June 9, 2008, as amended and restated as of February 12, 2010, among Scientific Games International, Inc., as borrower, the Company, as guarantor, the several lenders from time to time party thereto and JPMorgan Chase Bank, N.A., as administrative agent (incorporated by reference to Exhibit 10.1 to the Company's Current Report on Form 8-K filed on June 23, 2010).
10.3
Amendment and Restatement Agreement, dated as of February 12, 2010, among Scientific Games International, Inc., as borrower, the Company, as guarantor, the several lenders from time to time parties thereto and JPMorgan Chase Bank. N.A. as administrative agent, which (i) amended and restated in its entirety the Credit Agreement, dated as of June 9, 2008 and amended as of March 27, 2009, September 30, 2009 and October 13, 2009, among such parties, as set forth in Exhibit A to such Amendment and Restatement Agreement, and (ii) amended the Guarantee and Collateral Agreement, dated as of June 9, 2008, among Scientific Games International, Inc., as borrower, the company, as the guarantor, and each of the other subsidiaries of the Company party thereto, in favor of JPMorgan Chase Bank, N.A., as administrative agent for the several lenders from time to time party to the Credit Agreement (incorporated by reference to Exhibit 10.1 to the Company's Current Report on Form 8-K filed on February 19, 2010).

Exhibit Number	Description
10.4	Guarantee and Collateral Agreement, dated as of June 9, 2008, among Scientific Games International, Inc., the Company, as a guarantor, and each other subsidiary of the Company listed on the signature pages thereto, as additional guarantors, in favor of JPMorgan Chase Bank, N.A., as administrative agent (incorporated by reference to Exhibit 10.2 to the Company's Current Report on Form 8-K filed on June 13, 2008).
10.5
Stockholders' Agreement, dated September 6, 2000, among the Company, MacAndrews & Forbes Holdings Inc. (formerly known as Mafco Holdings Inc.) ("MacAndrews") (as successor in interest under the agreement to Cirmatica Gaming S.A.) and Ramius Securities, LLC (incorporated by reference to Exhibit 10.38 to the Company's Quarterly Report on Form 10-Q for the quarter ended July 31, 2000).
10.6
Supplemental Stockholders' Agreement, dated June 26, 2002, among the Company and MacAndrews (as successor in interest to Cirmatica Gaming S.A.) (incorporated by reference to Exhibit 4.2 to the Company's Quarterly Report on Form 10-Q for the quarter ended June 30, 2002).
10.7
Letter Agreement, dated as of October 10, 2003, by and between the Company and MacAndrews further supplementing the Stockholders' Agreement (incorporated by reference to Exhibit 3 to the Schedule 13D jointly filed by MacAndrews and SGMS Acquisition Corporation on November 26, 2003).
10.8
Letter Agreement dated February 15, 2007 between the Company and MacAndrews & Forbes Holdings Inc. (incorporated by reference to Exhibit 10.1 to the Company's Current Report on Form 8-K filed on February 16, 2007).
10.9
Purchase Agreement, dated as of January 27, 2010, by and among the Company, Scientific Games International, Inc., SG Racing, Inc., Scientific Games Germany GmbH, Scientific Games Luxembourg Holdings SARL, Scientific Games Holdings Limited, Scientific Games Racing, LLC, Sportech, Sportech Holdco 1 Limited and Sportech Holdco 2 Limited (incorporated by reference to Exhibit 10.1 to the Company's Quarterly Report on Form 10-Q for the quarter ended March 31, 2010 filed on May 10, 2010).
10.10
Stock Purchase Agreement, dated as of May 1, 2007, among François-Charles Oberthur Fiduciaire, S.A., the Company and Scientific Games Holdings (Canada) Inc. (incorporated by reference to Exhibit 10.1 to the Company's Current Report on Form 8-K filed on May 7, 2007).
10.11
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
10.12
Share Purchase and Sale Agreement, dated April 4, 2005, among Scientific Games Chile Limitada, Epicentro S.A. and Inversiones Y Aesorias Iculpe Limitada (incorporated by reference to Exhibit 10.1 to the Company's Current Report on Form 8-K filed on April 8, 2005).
10.13	1992 Equity Incentive Plan, as amended and restated (incorporated by reference to Exhibit 10.33 to the Company's Annual Report on Form 10-K for the fiscal year ended October 31, 1998). *

Exhibit Number	Description
10.14	1995 Equity Incentive Plan, as amended (incorporated by reference to Exhibit 10.14 to the Company's Annual Report on Form 10-K for the fiscal year ended October 31, 1997). *
10.15	1997 Incentive Compensation Plan, as amended and restated (incorporated by reference to Exhibit 10.14 to the Company's Annual Report on Form 10-K for the fiscal year ended December 31, 2001). *
10.16	2003 Incentive Compensation Plan, as amended and restated (incorporated by reference to Exhibit 10.1 to the Company's Current Report on Form 8-K filed on June 19, 2009). *
10.17
Elective Deferred Compensation Plan (Executive Deferred Compensation Plan and Non-Employee Directors Deferred Compensation Plan) (effective January 1, 2005, as amended and restated effective January 1, 2009) (incorporated by reference to Exhibit 10.14 to the Company's Annual Report on Form 10-K for the year ended December 31, 2008). *
10.18
Frozen Supplemental Executive Retirement Plan (as amended and restated effective January 1, 2009) (incorporated by reference to Exhibit 10.15 to the Company's Annual Report on Form 10-K for the year ended December 31, 2008). *
10.19	2002 Employee Stock Purchase Plan, as amended and restated (incorporated by reference to Exhibit 10.14 to the Company's Annual Report on Form 10-K for the fiscal year ended December 31, 2005). *
10.20	Asia Pacific Business Incentive Compensation Program (incorporated by reference to Exhibit 10.4 to the Company's Current Report on Form 8-K filed on December 3, 2010). *
10.21
Employment Agreement dated as of January 1, 2006 by and between the Company and A. Lorne Weil (executed on August 8, 2006) (incorporated by reference to Exhibit 10.1 to the Company's Quarterly Report on Form 10-Q for the quarter ended September 30, 2006). *
10.22
Letter dated August 2, 2007 between A. Lorne Weil and the Company with respect to payment of Mr. Weil's deferred compensation upon a termination of employment under Mr. Weil's Employment Agreement dated as of January 1, 2006 (incorporated by reference to Exhibit 10.1 to the Company's Quarterly Report on Form 10-Q for the quarter ended September 30, 2007). *
10.23
Amendment to Employment Agreement dated as of May 1, 2008 by and between the Company and A. Lorne Weil (executed on May 12, 2008), which amended Mr. Weil's Employment Agreement dated as of January 1, 2006, as amended by the Letter dated August 2, 2007 (incorporated by reference to Exhibit 10.2 to the Company's Current Report on Form 8-K filed on May 14, 2008). *
10.24
Amendment to Employment Agreement dated as of December 30, 2008 by and between the Company and A. Lorne Weil, which amended Mr. Weil's Employment Agreement dated as of January 1, 2006, as amended by the Letter dated August 2, 2007 and the Amendment dated as of May 1, 2008 (incorporated by reference to Exhibit 10.20 to the Company's Annual Report on Form 10-K for the year ended December 31, 2008). *
10.25
Third Amendment to Employment Agreement dated as of May 29, 2009 between the Company and A. Lorne Weil, which amended Mr. Weil's Employment Agreement dated as of January 1, 2006, as amended by the Letter dated August 2, 2007 and the Amendments dated as of May 1, 2008 and December 30, 2008 (incorporated by reference to Exhibit 10.1 to the Company's Current Report on Form 8-K filed on June 2, 2009). *

Exhibit Number	Description
10.26	Amendment to Employment Agreement dated as of December 2, 2010 between the Company and A. Lorne Weil, which amended Mr. Weil's Employment Agreement dated as of January 1, 2006, as amended by the Letter dated August 2, 2007 and the Amendments dated as of May 1, 2008, December 30, 2008 and May 29, 2009 (incorporated by reference to Exhibit 10.1 to the Company's Current Report on Form 8-K filed on December 3, 2010). *
10.27
Employment Agreement dated as of July 1, 2005 between the Company and Michael Chambrello (executed on June 17, 2005) (incorporated by reference to Exhibit 10.1 to the Company's Quarterly Report on Form 10-Q for the quarter ended June 30, 2005). *
10.28
Letter Agreement dated as of August 2, 2006 by and between the Company and Michael R. Chambrello, which amended Mr. Chambrello's Employment Agreement dated as of July 1, 2005 (incorporated by reference to Exhibit 10.9 to the Company's Quarterly Report on Form 10-Q for the quarter ended September 30, 2006). *
10.29
Letter Agreement dated as of May 8, 2008 by and between the Company and Michael R. Chambrello, which amended Mr. Chambrello's Employment Agreement dated as of July 1, 2005, as amended by the Letter Agreement dated as of August 2, 2006 (incorporated by reference to Exhibit 10.3 to the Company's Current Report on Form 8-K filed on May 14, 2008). *
10.30
Amendment to Employment Agreement dated as of December 30, 2008 by and between the Company and Michael R. Chambrello, which amended Mr. Chambrello's Employment Agreement dated as of July 1, 2005, as amended by the Letter Agreement dated as of August 2, 2006 and the Letter Agreement dated as of May 8, 2008 (incorporated by reference to Exhibit 10.26 to the Company's Annual Report on Form 10-K for the year ended December 31, 2008). *
10.31
Amendment to Employment Agreement dated as of November 29, 2010 by and between the Company and Michael R. Chambrello, which amended Mr. Chambrello's Employment Agreement dated as of July 1, 2005, as amended by the Letter Agreement dated as of August 2, 2006, the Letter Agreement dated as of May 8, 2008 and the Amendment dated as of December 30, 2008 (incorporated by reference to Exhibit 10.2 to the Current Report on Form 8-K filed on December 3, 2010). *
10.32
Employment Agreement dated as of January 1, 2006 by and between the Company and Robert C. Becker (executed on August 2, 2006) (incorporated by reference to Exhibit 10.2 to the Company's Quarterly Report on Form 10-Q for the quarter ended September 30, 2006). *
10.33
Letter Agreement dated as of October 7, 2008 by and between the Company and Robert C. Becker, which amended Mr. Becker's Employment Agreement dated as of January 1, 2006 (incorporated by reference to Exhibit 10.32 to the Company's Annual Report on Form 10-K for the year ended December 31, 2008). *
10.34
Amendment to Employment Agreement dated as of December 30, 2008 by and between the Company and Robert C. Becker, which amended Mr. Becker's Employment Agreement dated as of January 1, 2006, as amended by the Letter Agreement dated as of October 7, 2008 (incorporated by reference to Exhibit 10.33 to the Company's Annual Report on Form 10-K for the year ended December 31, 2008). *
10.35
Employment Agreement dated as of January 1, 2006 by and between the Company and Larry Potts (executed on August 2, 2006) (incorporated by reference to Exhibit 10.4 to the Company's Quarterly Report on Form 10-Q for the quarter ended September 30, 2006). *

Exhibit Number	Description
10.36	Letter Agreement dated as of October 2, 2008 by and between the Company and Larry Potts, which amended Mr. Potts' Employment Agreement dated as of January 1, 2006 (incorporated by reference to Exhibit 10.36 to the Company's Annual Report on Form 10-K for the year ended December 31, 2008). *
10.37
Amendment to Employment Agreement dated as of December 30, 2008 by and between the Company and Larry Potts, which amended Mr. Potts' Employment Agreement dated as of January 1, 2006, as amended by the Letter Agreement dated as of October 2, 2008 (incorporated by reference to Exhibit 10.37 to the Company's Annual Report on Form 10-K for the year ended December 31, 2008). *
10.38
Employment and Severance Benefits Agreement dated December 15, 2005 between the Company and Ira H. Raphaelson (incorporated by reference to Exhibit 10.22 to the Company's Annual Report on Form 10-K for the fiscal year ended December 31, 2005). *
10.39
Letter Agreement dated as of August 2, 2006 by and between the Company and Ira H. Raphaelson, which amended Mr. Raphaelson's Employment Agreement dated December 15, 2005 (effective as of February 1, 2006) (incorporated by reference to Exhibit 10.11 to the Company's Quarterly Report on Form 10-Q for the quarter ended September 30, 2006). *
10.40
Letter Agreement dated as of October 6, 2008 by and between the Company and Ira H. Raphaelson, which amended Mr. Raphaelson's Employment and Severance Benefits Agreement dated December 15, 2005, as amended by the Letter Agreement dated as of August 2, 2006 (incorporated by reference to Exhibit 10.45 to the Company's Annual Report on Form 10-K for the year ended December 31, 2008). *
10.41
Amendment to Employment Agreement dated as of December 30, 2008 by and between the Company and Ira H. Raphaelson, which amended Mr. Raphaelson's Employment and Severance Benefits Agreement dated December 15, 2005, as amended by the Letter Agreement dated as of August 2, 2006 and the Letter Agreement dated as of October 6, 2008 (incorporated by reference to Exhibit 10.46 to the Company's Annual Report on Form 10-K for the year ended December 31, 2008). *
10.42
Employment Agreement dated as of February 11, 2009 (effective as of January 1, 2009) by and between the Company and Stephen L. Gibbs (incorporated by reference to Exhibit 10.47 to the Company's Annual Report on Form 10-K for the year ended December 31, 2008). *
10.43
Employment Inducement Stock Option Grant Agreement dated July 1, 2005 between the Company and Michael Chambrello (incorporated by reference to Exhibit 10.2 to the Company's Quarterly Report on Form 10-Q for the quarter ended June 30, 2005). *
10.44
Employment Inducement Stock Option Grant Agreement dated August 8, 2005 between the Company and Steven Beason (incorporated by reference to Exhibit 10.1 to the Company's Quarterly Report on Form 10-Q for the quarter ended September 30, 2005). *
10.45
Employment Agreement dated as of March 2, 2009 (effective April 1, 2009) by and between the Company and Jeff Lipkin (incorporated by reference to Exhibit 10.3 to the Company's Current Report on Form 8-K filed on April 2, 2009). *
10.46
Employment Agreement dated as of August 8, 2005 by and between the Company and Steven W. Beason (incorporated by reference to Exhibit 10.56 to the Company's Annual Report on Form 10-K for the year ended December 31, 2009). *

Exhibit Number	Description
10.47	Letter Agreement dated as of August 30, 2007 by and between the Company and Steven W. Beason, which amended Mr. Beason's Employment Agreement dated August 8, 2005 (incorporated by reference to Exhibit 10.57 to the Company's Annual Report on Form 10-K for the year ended December 31, 2009). *
10.48
Letter Agreement dated as of June 17, 2008 by and between the Company and Steven W. Beason, which amended Mr. Beason's Employment Agreement dated as of August 8, 2005, as amended by the Letter Agreement dated as of August 30, 2007 (incorporated by reference to Exhibit 10.58 to the Company's Annual Report on Form 10-K for the year ended December 31, 2009). *
10.49
Amendment to Employment Agreement dated as of December 30, 2008 by and between the Company and Steven W. Beason, which amended Mr. Beason's Employment Agreement dated as of August 8, 2005, as amended by the Letter Agreement dated as of August 30, 2007 and the Letter Agreement dated as of June 17, 2008 (incorporated by reference to Exhibit 10.59 to the Company's Annual Report on Form 10-K for the year ended December 31, 2009). *
10.50
Employment Agreement dated as of November 29, 2010 by and between the Company and David L. Kennedy (incorporated by reference to Exhibit 10.3 to the Company's Current Report on Form 8-K filed on December 3, 2010). *
10.51	Employment Agreement dated as of May 13, 2008 (effective as of July 1, 2008) by and between The Global Draw Ltd and Stephen Frater. *(†)
10.52	Letter Agreement dated as of June 22, 2010 by and between The Global Draw Ltd and Stephen Frater, which amended Mr. Frater's Employment Agreement dated as of July 1, 2008. *(†)
10.53	Employment Agreement dated as of December 11, 2006 (effective as of January 1, 2007) by and between Scientific Games International, Inc. and James C. Kennedy. *(†)
10.54
Amendment to Employment Agreement dated as of December 30, 2008 by and between Scientific Games Corporation and James C. Kennedy, which amended Mr. Kennedy's Employment Agreement dated as of January 1, 2007. *(†)
10.55
Letter Agreement dated as of May 7, 2009 by and between Scientific Games International, Inc. and James C. Kennedy, which amended Mr. Kennedy's Employment Agreement dated as of January 1, 2007, as amended by the Amendment dated as of December 30, 2008. *(†)
10.56	Employment Agreement dated as of December 22, 2010 by and between Scientific Games International, Inc. and William J. Huntley. *(†)
10.57	Employment Agreement dated as of December 22, 2010 by and between Scientific Games International, Inc. and James B. Trask. *(†)
12	Computation of Ratio of Earnings to Fixed Charges. (†)
21	List of Subsidiaries. (†)
23.1	Consent of Deloitte & Touche LLP, Independent Registered Public Accounting Firm. (†)
23.2	Consent of Reconta Ernst & Young S.p.A., Independent Registered Public Accounting Firm. (†)
31.1	Certification of Chief Executive Officer pursuant to Rule 13a-14(a) under the Securities Exchange Act of 1934. (†)

Exhibit Number	Description
31.2	Certification of Chief Financial Officer pursuant to Rule 13a-14(a) under the Securities Exchange Act of 1934. (†)
32.1	Certification of Chief Executive Officer pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002. (†)
32.2	Certification of Chief Financial Officer pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002. (†)
99.1	Report of Reconta Ernst & Young S.p.A., Independent Registered Public Accounting Firm. (†)
99.2	Financial Statements of Consorzio Lotterie Nazionali. (†)

*
Management contracts and compensation plans and arrangements.

(†)
Filed herewith.