Form 10-Q
period 2011-03-31
SCIENTIFIC GAMES CORP
filed 2011-05-10
CIK 750004

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D. C.  20549

FORM 10-Q

{Mark One}

☒      QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended March 31, 2011

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

Large accelerated filer ☒	Accelerated filer ☐

Non-accelerated filer ☐	Smaller reporting company ☐
(Do not check if a smaller reporting company)

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).  Yes ☐  No ☒

The registrant has the following number of shares outstanding of each of the registrant’s classes of common stock as of May 4, 2011:

Class A Common Stock:  92,065,347

Class B Common Stock:  None

SCIENTIFIC GAMES CORPORATION AND SUBSIDIARIES

INDEX TO FINANCIAL INFORMATION

AND OTHER INFORMATION

THREE MONTHS ENDED MARCH 31, 2011

Forward-Looking Statements

Throughout this Quarterly Report on Form 10-Q we make “forward-looking statements” within the meaning of the U.S. Private Securities Litigation Reform Act of 1995. Forward-looking statements describe future expectations, plans, results or strategies and can often be identified by the use of terminology such as “may,” “will,” “estimate,” “intend,” “continue,” “believe,” “expect,” “anticipate,” “could,” “potential,” “opportunity,” or similar terminology. The forward-looking statements contained in this Quarterly Report on Form 10-Q are generally located in the material set forth under the headings “Management’s Discussion and Analysis of Financial Condition and Results of Operations” but may be found in other locations as well. These statements are based upon management’s current expectations, assumptions and estimates and are not guarantees of future results or performance. Actual results may differ materially from those projected in these statements due to a variety of risks and uncertainties and other factors, including, among other things: competition; material adverse changes in economic and industry conditions; technological change; retention and renewal of existing contracts and entry into new or revised contracts; availability and adequacy of cash flows to satisfy obligations and indebtedness or future needs; protection of intellectual property; security and integrity of software and systems; laws and government regulation, including those relating to gaming licenses, permits and operations; inability to identify, complete and integrate future acquisitions; inability to complete the proposed acquisition of Barcrest Group Limited and Cyberview Technology CZ s.r.o.; inability to benefit from, and risks associated with, joint ventures and strategic investments and relationships; seasonality; pending legal challenges that may affect our joint venture’s Illinois lottery private management agreement or the failure of our joint venture to meet the net income targets or otherwise realize the anticipated benefits under such agreement; inability to identify and capitalize on trends and changes in the lottery and gaming industries; inability to enhance and develop successful gaming concepts; dependence on suppliers and manufacturers; liability for product defects; fluctuations in foreign currency exchange rates and other factors associated with foreign operations; influence of certain stockholders; dependence on key personnel; failure to perform on contracts; resolution of pending or future litigation; labor matters; and stock price volatility. Additional information regarding risks and uncertainties and other factors that could cause actual results to differ materially from those contemplated in forward-looking statements is included from time to time in our filings with the Securities and Exchange Commission (“SEC”), including under the heading “Risk Factors” in our most recent Annual Report on Form 10-K and in this Quarterly Report on Form 10-Q. Forward-looking statements speak only as of the date they are made and, except for our ongoing obligations under the U.S. federal securities laws, we undertake no obligation to publicly update any forward-looking statements whether as a result of new information, future events or otherwise.

You should also note that this Quarterly Report on Form 10-Q may contain various references to industry market data and certain industry forecasts. Industry market data and industry forecasts are obtained from publicly available information and industry publications. Industry publications generally state that the information contained therein has been obtained from sources believed to be reliable, but that the accuracy and completeness of that information is not guaranteed. Similarly, industry forecasts, while we believe them to be accurate, are not independently verified by us and we do not make any representation as to the accuracy of that information. In general, there is less publicly available information concerning the international lottery industry than the lottery industry in the U.S.

PART 1.  FINANCIAL INFORMATION

Item 1.  Financial Statements

SCIENTIFIC GAMES CORPORATION AND SUBSIDIARIES

CONSOLIDATED BALANCE SHEETS

As of March 31, 2011 and December 31, 2010

(Unaudited, in thousands, except per share amounts)

	March 31,	December 31,
	2011	2010
ASSETS
Current assets:
Cash and cash equivalents	$118,591	$124,281
Accounts receivable, net of allowance for doubtful accounts of $2,155 and $2,175 as of March 31, 2011 and December 31, 2010, respectively	158,996	178,179
Inventories	67,754	68,744
Deferred income taxes, current portion	2,490	2,448
Prepaid expenses, deposits and other current assets	49,776	40,013
Total current assets	397,607	413,665
Property and equipment, at cost	783,619	776,367
Less accumulated depreciation	(338,802)	(325,786)
Net Property and equipment	444,817	450,581
Goodwill, net	777,704	763,915
Intangible assets, net	81,673	70,613
Other assets and investments	504,060	452,764
Total assets	$2,205,861	$2,151,538

LIABILITIES AND STOCKHOLDERS’ EQUITY
Current liabilities:
Debt payments due within one year	$10,427	$8,431
Accounts payable	49,570	50,642
Accrued liabilities	153,484	136,925
Total current liabilities	213,481	195,998
Deferred income taxes	62,744	60,858
Other long-term liabilities	63,444	53,765
Long-term debt, excluding current installments	1,382,077	1,388,259
Total liabilities	1,721,746	1,698,880
Commitments and contingencies
Stockholders’ equity:
Class A common stock, par value $0.01 per share, 199,300 shares authorized, 97,798 and 97,474 shares issued and 92,049 and 91,725 shares outstanding as of March 31, 2011 and December 31, 2010, respectively	978	975
Additional paid-in capital	678,007	674,691
Accumulated earnings	(137,953)	(131,021)
Treasury stock, at cost, 5,749 shares held as of March 31, 2011 and December 31, 2010	(74,460)	(74,460)
Accumulated other comprehensive income (loss)	17,543	(17,527)
Total stockholders’ equity	484,115	452,658
Total liabilities and stockholders’ equity	$2,205,861	$2,151,538

See accompanying notes to consolidated financial statements

SCIENTIFIC GAMES CORPORATION AND SUBSIDIARIES

CONSOLIDATED STATEMENTS OF OPERATIONS

Three Months Ended March 31, 2011 and 2010

(Unaudited, in thousands, except per share amounts)

	Three Months Ended March 31,
	2011	2010
Revenue:
Instant tickets	$113,860	$109,099
Services	73,747	93,704
Sales	9,049	13,536
Total revenue	196,656	216,339
Operating expenses:
Cost of instant tickets (1)	67,233	63,917
Cost of services (1)	38,922	54,442
Cost of sales (1)	5,690	10,266
Selling, general and administrative expenses	39,554	38,556
Depreciation and amortization	30,904	27,655
Operating income	14,353	21,503
Other (income) expense:
Interest expense	26,455	24,714
Equity in earnings of joint ventures	(9,350)	(15,812)
Other (income) expense, net	(994)	5,982
	16,111	14,884
Net (loss) income before income taxes	(1,758)	6,619
Income tax expense	5,174	1,732
Net (loss) income	$(6,932)	$4,887

Net (loss) income per share:
Basic net (loss) income per share	$(0.08)	$0.05
Diluted net (loss) income per share	$(0.08)	$0.05

Weighted-average number of shares used in per share calculations:
Basic shares	91,886	93,993
Diluted shares	91,886	94,662

(1) Exclusive of depreciation and amortization.

See accompanying notes to consolidated financial statements

SCIENTIFIC GAMES CORPORATION AND SUBSIDIARIES

CONSOLIDATED STATEMENTS OF CASH FLOWS

Three Months Ended March 31, 2011 and 2010

(Unaudited, in thousands, except per share amounts)

	Three Months Ended March 31,
	2011	2010
Cash flows from operating activities:
Net (loss) income	$(6,932)	$4,887

Adjustments to reconcile net (loss) income to cash provided by operating activities:
Depreciation and amortization	30,904	27,655
Change in deferred income taxes	621	70
Stock-based compensation	4,602	7,090
Non-cash interest expense	1,956	1,655
Undistributed equity in earnings of joint ventures	(7,505)	(10,697)
Changes in current assets and liabilities, net of effects of acquisitions
Accounts receivable	20,930	17,119
Inventories	1,536	2,432
Accounts payable	(6,047)	(13,124)
Accrued liabilities	12,175	5,034
Other current assets and liabilities	(2,858)	(1,121)
Other	(772)	(212)
Net cash provided by operating activities	48,610	40,788

Cash flows from investing activities:
Capital expenditures	(1,658)	(1,706)
Wagering systems expenditures	(8,788)	(12,411)
Other intangible assets and software expenditures	(11,368)	(7,787)
Proceeds from asset disposals	780	399
Investment in Joint Ventures	(27,687)	—
Change in other assets and liabilities, net	(960)	289
Business acquisitions, net of cash acquired	—	(106)
Net cash used in investing activities	(49,681)	(21,322)

Cash flows from financing activities:
Proceeds from issuance of long-term debt	—	28,325
Payment on long-term debt	(2,121)	(38,896)
Payment of financing fees	(2,623)	(3,776)
Net proceeds from issuance of common stock	(1,521)	(242)
Net cash used in financing activities	(6,265)	(14,589)
Effect of exchange rate changes on cash and cash equivalents	1,646	(5,170)
Decrease in cash and cash equivalents	(5,690)	(293)
Cash and cash equivalents, beginning of period	124,281	260,131
Cash and cash equivalents of held for sale operations	—	1,075
Cash and cash equivalents, end of period	$118,591	$260,913

See accompanying notes to consolidated financial statements

Non-cash investing and financing activities

For the three months ended March 31, 2011 and 2010

On March 28, 2011 we contributed fixed assets totaling approximately $11,600 to International Terminal Leasing (“ITL”) which is described in Note 3 of the Notes to Consolidated Financial Statements herein, resulting in a non-cash investment of $11,600 out of our total investment in ITL of approximately $28,000 as of March 31, 2011. There were no significant non-cash investing and financing activities for the three months ended March 31, 2010.

SCIENTIFIC GAMES CORPORATION AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

(Unaudited, in thousands, except per share amounts)

Notes to Consolidated Financial Statements

(1) Consolidated Financial Statements

Basis of Presentation

The Consolidated Balance Sheet as of March 31, 2011, the Consolidated Statements of Operations for the three months ended March 31, 2011 and 2010, and the Consolidated Statements of Cash Flows for the three months ended March 31, 2011 and 2010, have been prepared by Scientific Games Corporation and are unaudited.  When used in these notes, the terms “we,” “us,” “our” and the “Company” refer to Scientific Games Corporation and all entities included in our consolidated financial statements unless otherwise specified or the context otherwise indicates.  In the opinion of management, all adjustments necessary to present fairly our consolidated financial position as of March 31, 2011 and the results of our operations and our cash flows for the three months ended March 31, 2011 and 2010 have been made.  Such adjustments are of a normal, recurring nature.

Certain information and footnote disclosures normally included in consolidated financial statements prepared in accordance with accounting principles generally accepted in the United States of America have been condensed or omitted.  These consolidated financial statements should be read in conjunction with the consolidated financial statements and notes thereto included in our 2010 Annual Report on Form 10-K. The results of operations for the period ended March 31, 2011 are not necessarily indicative of the operating results for the full year.

Significant Accounting Policies

We describe our significant accounting policies in Note 1 of the Notes to Consolidated Financial Statements in our 2010 Annual Report on Form 10-K. There have been no changes to our significant accounting policies during the period ended March 31, 2011 except as discussed below.

In September 2009, the Financial Accounting Standards Board (“FASB”) amended the Accounting Standards Codification (“ASC”) as summarized in Accounting Standards Update (“ASU”) 2009-14, Software (Topic 985): Certain Revenue Arrangements That Include Software Elements, and ASU 2009-13, Revenue Recognition (Topic 605): Multiple-Deliverable Revenue Arrangements. As summarized in ASU 2009-14, ASC Topic 985 has been amended to remove from the scope of industry-specific revenue accounting guidance for software and software related transactions tangible products containing software components and non-software components that function together to deliver the product’s essential functionality. As summarized in ASU 2009-13, ASC Topic 605 has been amended: (1) to provide updated guidance on whether multiple deliverables exist, how the deliverables in an arrangement should be separated, and the consideration allocated; (2) to require an entity to allocate revenue in an arrangement using estimated selling prices of deliverables if a vendor does not have vendor-specific objective evidence or third-party evidence of selling price; and (3) to eliminate the use of the residual method and require an entity to allocate revenue using the relative selling price method. The accounting changes summarized in ASU 2009-14 and ASU 2009-13 are both effective for fiscal years beginning on or after June 15, 2010, with early adoption permitted. Adoption may either be on a prospective basis or by retrospective application.

We adopted these amendments to the ASC on January 1, 2011 on a prospective basis as applicable to our revenue generated from licensing branded properties that are coupled with a service component, where we also purchase and distribute prizes on behalf of lottery authorities. The impact of these accounting changes was not material to our consolidated financial statements for the three months ended March 31, 2011.

Basic and Diluted Net (Loss) Income Per Share

The following represents a reconciliation of the numerator and denominator used in computing basic and diluted net (loss) income per share available to common stockholders for the three months ended March 31, 2011 and 2010:

	Three Months Ended
	March 31,
	2011	2010
Income (numerator)
Net (loss) income	$(6,932)	$4,887

Shares (denominator)
Weighted-average basic common shares outstanding	91,886	93,993
Effect of dilutive securities-stock rights	—	669
Weighted-average diluted common shares outstanding	91,886	94,662

Basic and diluted per share amounts
Basic net (loss) income per share	$(0.08)	$0.05
Diluted net (loss) income per share	$(0.08)	$0.05

The weighted-average diluted common shares outstanding for the three months ended March 31, 2011 and 2010 excludes the effect of approximately 7,409 and 5,835 weighted-average stock rights outstanding, respectively, because their effect would be anti-dilutive. During the first quarter of 2011, there were no dilutive stock rights due to the net loss reported for the period.

(2) Operating Segment Information

We operate in three segments:  Printed Products Group; Lottery Systems Group; and Diversified Gaming Group. We recently reviewed the allocation of overhead expenses to our reportable segments in light of the realignment of our management structure.  Based on this review, we determined to no longer allocate certain overhead expenses to our reportable segments.  This change, which was effective January 1, 2011, had no impact on the Company’s consolidated balance sheets or its statements of operations, cash flows or changes in stockholders’ equity for any periods. Prior period segment information has been adjusted to reflect the change in segment reporting.

The following tables represent revenue, cost of revenue, depreciation, amortization, selling, general and administrative expenses and operating income for the three months ended March 31, 2011 and 2010, by reportable segments. Corporate expenses, including interest expense, other (income) expense and corporate depreciation and amortization, are not allocated to the reportable segments.

	Three Months Ended March 31, 2011
	Printed Products Group	Lottery Systems Group	Diversified Gaming Group	Totals

Revenue:
Instant tickets	$113,860	$—	$—	$113,860
Services	—	49,216	24,531	73,747
Sales	1,770	7,173	106	9,049
Total revenue	115,630	56,389	24,637	196,656

Cost of instant tickets (1)	67,233	—	—	67,233
Cost of services (1)	—	25,968	12,954	38,922
Cost of sales (1)	1,006	4,649	35	5,690
Selling, general and administrative expenses	10,380	4,272	2,926	17,578
Depreciation and amortization	8,360	11,367	11,048	30,775
Segment operating income (loss)	$28,651	$10,133	$(2,326)	36,458
Unallocated corporate costs				$22,105
Consolidated operating income				$14,353

(1) Exclusive of depreciation and amortization.

	Three Months Ended March 31, 2010
	Printed Products Group	Lottery Systems Group	Diversified Gaming Group	Totals

Revenue:
Instant tickets	$109,099	$—	$—	$109,099
Services	—	48,187	45,517	93,704
Sales	2,870	9,711	955	13,536
Total revenue	111,969	57,898	46,472	216,339

Cost of instant tickets (1)	63,917	—	—	63,917
Cost of sevices (1)	—	26,673	27,769	54,442
Cost of sales (1)	2,008	7,459	799	10,266
Selling, general and administrative expenses	10,240	5,381	6,373	21,994
Depreciation and amortization	8,537	10,814	8,181	27,532
Segment operating income	$27,267	$7,571	$3,350	38,188
Unallocated corporate costs				$16,685
Consolidated operating income				$21,503

(1) Exclusive of depreciation and amortization.

The following table provides a reconciliation of segment operating income to consolidated (loss) income before income taxes for each period:

	Three Months Ended
	March 31,
	2011	2010
Reported segment operating income	$36,458	$38,188
Unallocated corporate costs	(22,105)	(16,685)
Consolidated operating income	14,353	21,503
Interest expense	(26,455)	(24,714)
Equity in earnings of joint ventures	9,350	15,812
Other income (expense), net	994	(5,982)
(Loss) income before income taxes	$(1,758)	$6,619

In evaluating financial performance, we focus on operating income as a segment’s measure of profit or loss. Operating income is income before interest income, interest expense, equity in earnings of joint ventures, corporate expenses and income taxes. The accounting policies of the reportable segments are the same as those described in the summary of significant accounting policies (see Note 1 of the Notes to Consolidated Financial Statements in our 2010 Annual Report on Form 10-K).

(3) Equity Investments in Joint Ventures

Lotterie Nazionali S.r.l. / Consorzio Lotterie Nazionali

We are a 20% equity owner in Lotterie Nazionali S.r.l. (“LNS”), a joint venture comprised principally of us, Lottomatica Group S.p.A. (“Lottomatica”) and Arianna 2001, a company owned by the Federation of Italian Tobacconists, that was awarded the concession from the Italian Monopoli di Stato to be the exclusive operator of the Italian Gratta e Vinci instant ticket lottery beginning on October 1, 2010. The new concession has an initial term of nine years (subject to a performance evaluation during the fifth year) and could be extended by the Monopoli di Stato for an additional nine years. LNS succeeded Consorzio Lotterie Nazionali (“CLN”), a consortium comprised of essentially the same group that owns LNS, as holder of the concession. Under the new concession, we are the primary supplier of instant lottery tickets for the joint venture, as we were under the prior concession. CLN, which had held the concession since 2004, is being wound up and the bulk of its assets have been transferred to LNS. LNS paid €800,000 in upfront fees under the terms of the new concession. We paid our pro rata share of these fees in 2010 (€160,000). The upfront fees associated with the new concession are amortized by LNS (anticipated to be approximately €89,000 each year of the new concession on a pre-tax basis), which reduces our equity in earnings of LNS. Our share of the amortization is expected to be approximately €18,000 each year on a pre-tax basis. In light of the corporate structure of LNS, we record our equity in earnings of LNS on an after-tax basis under applicable accounting rules, which impacts the comparability of our results of operations associated with LNS with our results of operations associated with CLN, since we recorded our equity in earnings of CLN on a pre-tax basis. Subject to applicable limitations, we are entitled to receive from LNS annual cash dividends as well as periodic return of capital payments over the life of the concession.

Northstar Lottery Group, LLC

We are a 20% equity owner in Northstar Lottery Group, LLC (“Northstar”), a joint venture with GTECH Corporation, a subsidiary of Lottomatica, that was formed to bid for the agreement to be the private manager for the Illinois lottery for a ten-year term. Northstar was selected as the private manager following a competitive procurement and entered into the private management agreement with the State of Illinois on January 18, 2011 (the “PMA”). As the private manager, Northstar will, subject to the oversight of the Illinois lottery, manage the day-to-day operations of the lottery including lottery game development and portfolio management, retailer recruitment and training, supply of goods and services and overall marketing strategy. Under the terms of the PMA, Northstar is entitled to receive annual incentive compensation payments to the extent it is successful in increasing the lottery’s net income above specified target levels, subject to a cap of 5% of the applicable year’s net income. Northstar will be responsible for payments to the State to the extent such targets are not achieved, subject to a similar cap. Northstar is expected to be reimbursed on a monthly basis for most of its operating expenses under the PMA. Under our agreement with Northstar, the Company will be responsible for the design, development, manufacturing, warehousing and distribution of instant lottery tickets and will be compensated based on a percentage of retail sales.

Operations under the PMA are scheduled to commence in 2011. On January 26, 2011, the Appellate Court of Illinois upheld a constitutional challenge to the revenue statute that, among other things, amended the lottery law to facilitate the PMA on grounds that the statute impermissibly addressed more than one subject. The Illinois Supreme Court subsequently granted a stay of the Appellate Court’s decision pending the appeal to the Illinois Supreme Court by the State of Illinois. We cannot predict what effect, if any, the court decision, if it is not reversed by the Illinois Supreme Court or addressed through new authorizing legislation, will have on the PMA. In March 2011, we contributed $10,000 to Northstar. If the PMA is ultimately invalidated, we may lose our investment in Northstar and our existing instant ticket supply agreement for the Illinois lottery may come up for re-bid.

International Terminal Leasing

As contemplated by our strategic agreements with Video B Holdings Limited (“Video B”), a subsidiary of Playtech Limited, relating to our license of Video B’s back-end technology platform for our gaming machines, we formed ITL with Video B in the first quarter of 2011.  The purpose of ITL is to acquire gaming terminals using funds contributed to the capital of ITL by each partner. The gaming terminals, which will employ Video B’s software, will be leased to whichever Company subsidiary is to provide the terminals to third party gaming operator customers. We account for our interest in ITL under the equity method of accounting. The equity interest of each partner is expected to vary based on the respective capital contributions from the partners; however, each partner has joint control regarding operating decisions of ITL. Intra-entity profits and losses will be eliminated as necessary.  As of March 31, 2011 our investment in ITL was $28,026, which is included in Other Assets and Investments. There was no impact of ITL on our Consolidated Statements of Operations for the three months ended March 31, 2011.

Sportech Plc

Upon the closing of the sale of our racing and venue management businesses (the “Racing Business”) to Sportech Plc (“Sportech”) on October 5, 2010, we received an equity interest in Sportech of approximately 20% of the shares then outstanding. Sportech operates football pools and associated games through various distribution channels including direct mail and telephone, agent-based collection and via the Internet. Sportech also operates a portfolio of online casino, poker, bingo and fixed-odds games through its e-Gaming division. Our interest in Sportech is accounted for under the equity method of accounting. We record our equity interest in Sportech on a 90-day lag as allowed under Accounting Standards Codification 323, Investments—Equity Method and Joint Ventures.

Shandong Inspur Scientific Games Technology, Ltd.

On April 16, 2007, we invested approximately $750 to establish Shandong Inspur Scientific Games Technology, Ltd. (“SIST”). On February 1, 2011, we sold our interest in SIST resulting in a gain of $397.

(4) Comprehensive Income (Loss)

The following presents a reconciliation of net (loss) income to comprehensive income (loss) for the three month periods ended March 31, 2011 and 2010:

	Three Months Ended
	March 31,
	2011	2010
Net (loss) income	$(6,932)	$4,887
Other comprehensive income (loss)
Foreign currency translation gain (loss)	34,620	(28,864)
Gain (loss) on derivative financial instruments	450	(34)
Other comprehensive income (loss)	35,070	(28,898)
Comprehensive income (loss)	$28,138	$(24,011)

(5) Inventories

Inventories consist of the following:

	March 31,	December 31,
	2011	2010
Parts and work-in-process	$22,223	$23,224
Finished goods	45,531	45,520
	$67,754	$68,744

Parts and work-in-process includes costs for equipment expected to be sold. Costs incurred for equipment associated with specific wagering system contracts not yet placed in service are classified as construction in progress in property and equipment and are not depreciated.

(6) Long-Term Debt

Credit Agreement

The Company and its wholly owned subsidiary, Scientific Games International, Inc. (“SGI”), entered into the credit agreement, dated as of June 9, 2008 and amended and restated as of February 12, 2010 (as amended from time to time, the “Credit Agreement”), among SGI, the Company, the several lenders from time to time party thereto and JPMorgan Chase Bank, N.A., as administrative agent. The Credit Agreement provides for a $250,000 senior secured revolving credit facility and senior secured term loan credit facilities under which $567,622 of borrowings are outstanding as of March 31, 2011. The Credit Agreement will mature on June 9, 2013.

On March 11, 2011, the Company and SGI entered into an amendment (the “Amendment”) to the Credit Agreement. Under the Amendment, from and after December 31, 2010, “consolidated EBITDA” (as such term is defined in the Credit Agreement) will generally include the Company’s share of the earnings of the Company’s joint venture that holds the Italian instant ticket concession, whether or not such earnings have been distributed to the Company, before interest expense (other than interest expense in respect of debt of such joint venture if such debt exceeds $25,000), income tax expense and depreciation and amortization expense, provided that the amount of “consolidated EBITDA” attributable to the Company’s interest in such joint venture that would not have otherwise been permitted to be included in “consolidated EBITDA” prior to giving effect to the Amendment will be capped at $25,000 in any period of four consecutive quarters (or $30,000 in the case of any such period ending on or prior to June 30, 2012).  Prior to giving effect to the Amendment, “consolidated EBITDA” generally included only the Company’s share of the earnings of such joint venture that was distributed to the Company.  In addition, under the terms of the Amendment, any cash compensation expense incurred but not paid in a particular period will be added back for purposes of determining “consolidated EBITDA” so long as no cash payment in respect thereof is required prior to the scheduled maturity of the borrowings under the Credit Agreement.  “Consolidated EBITDA” is relevant for determining whether the Company is in compliance with the financial ratios required to be maintained under the terms of the Credit Agreement.

The Amendment also provides that up to $100,000 of unrestricted cash and cash equivalents of the Company and its subsidiaries in excess of $15,000 will be netted against “consolidated total debt” for purposes of determining the Company’s “consolidated leverage ratio” and “consolidated senior debt ratio” (as such terms are defined in the Credit Agreement) as of any date from and after December 31, 2010.

A summary of the terms of the Credit Agreement, including the financial ratios that the Company is required to maintain under the terms of the Credit Agreement (which ratios were not adjusted by the Amendment) is included in Note 8 of the Notes to Consolidated Financial Statements in our 2010 Annual Report on Form 10-K. For more information regarding the Amendment, see our Current Report on Form 8-K filed on March 14, 2011.

As of March 31, 2011, we had approximately $198,021 available for additional borrowing or letter of credit issuances under our revolving credit facility. There were no borrowings and $51,979 in outstanding letters of credit under our revolving credit facility as of March 31, 2011. Our ability to borrow under the Credit Agreement will depend on us remaining in compliance with the covenants contained in the Credit Agreement.

We were in compliance with our covenants under the Credit Agreement as of March 31, 2011.

Outstanding Debt and Capital Leases

As of March 31, 2011, we had total debt outstanding of $1,392,504 including $567,622 outstanding under our term loan facilities under the Credit Agreement, $345,287 in aggregate principal amount of the 9.25% senior subordinated notes due 2019 (the “2019 Notes”), $200,000 in aggregate principal amount of the 7.875% senior subordinated notes due 2016 (the “2016 Notes”), $250,000 in aggregate principal amount of 8.125% senior subordinated notes due 2018 (the “2018 Notes”), £628 in aggregate principal amount of the promissory notes we issued to defer a portion of the earn-out payable in connection with our 2006 acquisition of The Global Draw Limited (“Global Draw”) and loans denominated in Chinese Renminbi Yuan (“RMB”) totaling RMB178,500 of which RMB116,000 matures in December 2012 and RMB62,500 matures in January 2013.

(7) Derivative Financial Instruments

Effective October 17, 2008, SGI entered into a three-year interest rate swap agreement (the “Hedge”) with JPMorgan.  Under the Hedge, which is designated as a cash flow hedge, SGI pays interest on a $100,000 notional amount of debt at a fixed rate of 3.49% and receives interest on a $100,000 notional amount of debt at the prevailing three-month LIBOR rate.  The objective of the Hedge is to eliminate the variability of cash flows attributable to the LIBOR component of interest expense paid on $100,000 of our variable-rate debt.  As of March 31, 2011, the Hedge was measured at a fair value of $1,738 using Level 2 valuation techniques of the fair value hierarchy and included in other long-term liabilities on the Consolidated Balance Sheet.

Hedge effectiveness is measured quarterly on a retrospective basis using the cumulative dollar-offset approach in which the cumulative changes in the cash flows of the actual swap are compared to the cumulative changes in the cash flows of the hypothetical swap.  The effective portion of the Hedge is recorded in other comprehensive income (loss) and the ineffective portion of the Hedge, if any, is recorded in the Consolidated Statements of Operations.  During the three months ended March 31, 2011 and 2010, we recorded a gain (loss) of approximately $450 and ($34), respectively, in other comprehensive income (loss).  There was no ineffective portion of the Hedge recorded in the Consolidated Statements of Operations in either period. Amounts recorded in other comprehensive income

(loss) that were deferred on the effective hedged forecasted transactions are reclassified to earnings when the interest expense related to the hedged item affects earnings.

(8) Goodwill and Intangible Assets

The following disclosure presents certain information regarding our acquired intangible assets as of March 31, 2011 and December 31, 2010.  Amortizable intangible assets are amortized over their estimated useful lives with no estimated residual values.

Intangible Assets	Gross Carrying Amount	Accumulated Amortization	Net Balance
Balance as of March 31, 2011
Amortizable intangible assets:
Patents	$12,285	$4,525	$7,760
Customer lists	30,577	19,838	10,739
Licenses	76,555	49,461	27,094
Intellectual property	18,265	18,200	65
Lottery contracts	1,500	1,119	381
	139,182	93,143	46,039
Non-amortizable intangible assets:
Trade name	37,752	2,118	35,634
Total intangible assets	$176,934	$95,261	$81,673

Balance as of December 31, 2010
Amortizable intangible assets:
Patents	$12,106	$4,321	$7,785
Customer lists	30,083	19,009	11,074
Licenses	62,124	46,381	15,743
Intellectual property	17,833	17,719	114
Lottery contracts	1,500	1,093	407
	123,646	88,523	35,123
Non-amortizable intangible assets:
Trade name	37,608	2,118	35,490
Total intangible assets	$161,254	$90,641	$70,613

The aggregate intangible amortization expense for the three months ended March 31, 2011 and 2010 was approximately $3,800 and $4,300, respectively.

The table below reconciles the change in the carrying amount of goodwill, by reporting segment, for the period from December 31, 2010 to March 31, 2011.  In the first quarter of 2011, we recorded an increase in goodwill of $13,789 as a result of foreign currency translation.

Goodwill	Printed Products Group	Lottery Systems Group	Diversified Gaming Group	Totals
Balance as of December 31, 2010	$335,481	$186,944	$241,490	$763,915
Adjustments	1,678	5,205	6,906	13,789
Balance as of March 31, 2011	$337,159	$192,149	$248,396	$777,704

(9) Pension and Other Post-Retirement Plans

We have defined benefit pension plans for our U.K.-based union employees and certain Canadian-based employees (the “U.K. Plan” and the “Canadian Plan,” respectively).  Retirement benefits under the U.K. Plan are based on an employee’s average compensation over the two years preceding retirement.  Retirement benefits under the Canadian Plan are generally based on the number of years of credited service.  Our policy is to fund the minimum contribution permissible by the respective tax authorities.

The following table sets forth the combined amount of net periodic benefit cost recognized for the three months ended March 31, 2011 and 2010:

	Three Months Ended
	March 31,
	2011	2010
Components of net periodic pension benefit cost:
Service cost	$462	$471
Interest cost	1,173	1,237
Expected return on plan assets	(1,162)	(1,226)
Amortization of actuarial gains/losses	95	140
Amortization of prior service costs	(3)	11
Net periodic cost	$565	$633

We have a 401(k) plan for U.S.-based employees who are not covered by a collective bargaining agreement.  We contribute 37.5 cents on the dollar for the first 6% of participant contributions for a match of up to 2.25% of eligible compensation.

(10) Income Taxes

The effective tax rates of (294.4%) and 26.2%, respectively, for the three months ended March 31, 2011 and 2010 were determined using an estimated annual effective tax rate and after considering any discrete items for such periods.  Due to a valuation allowance against our U.S. deferred tax assets, the effective tax rate for the three months ended March 31, 2011 does not include the benefit of the current year forecasted U.S. tax loss. Income tax expense for the three months ended March 31, 2011 is primarily due to income tax expense in foreign jurisdictions.

At December 31, 2010, we established a valuation allowance of $149,583 against the U.S. deferred tax assets that, in the judgment of management, are more likely than not to expire before they can be utilized. In assessing the recoverability of our deferred tax assets, we analyzed all evidence, both positive and negative. We considered, among other things, our deferred tax liabilities, our historical earnings and losses, projections of future income, and tax-planning strategies available to us, We have not changed our assessment regarding the recoverability of our U.S. deferred tax assets for the three months ended March 31, 2011.

(11) Stockholders’ Equity

The following demonstrates the change in the number of shares of Class A common stock outstanding during the three months ended March 31, 2011 and during the fiscal year ended December 31, 2010:

	Three Months	Twelve Months
	Ended	Ended
	March 31,	December 31,
	2011	2010
Shares outstanding as of beginning of period	91,725	93,883
Shares issued as part of equity-based compensation plans and the ESPP, net of RSUs surrendered	324	461
Shares repurchased into treasury stock	—	(2,619)
Shares outstanding as of end of period	92,049	91,725

(12) Stock-Based Compensation

We offer stock-based compensation through the use of stock options and restricted stock units (“RSUs”). We grant stock options to employees and directors under our equity-based compensation plans at not less than the fair market value of the stock at the date of grant. The terms of the stock option and RSU awards, including the vesting schedule of such awards, are determined at our discretion subject to the terms of the applicable equity-based compensation plan. Options granted over the last several years have generally been exercisable in four or five equal installments beginning on the first anniversary of the date of grant with a maximum term of ten years. RSUs typically vest in four or five equal installments beginning on the first anniversary of the date of grant or when certain performance measures are met.  There are 13,500 shares of common stock authorized for awards under our 2003 Incentive Compensation Plan plus available shares from a preexisting equity-based compensation plan, which plans were approved by our stockholders.  We also have outstanding stock options granted as part of inducement stock option awards that are not approved by stockholders prior to being granted. We record compensation cost for all stock options and RSUs based on the fair value at the grant date.

The Company may grant certain awards that are contingent upon the Company achieving certain performance targets. Upon determining the performance target is probable, the fair value of the award is recognized over the service period. Certain equity awards may be settled in cash or shares. The fair value of these awards is measured each reporting period and recorded as a liability and corresponding compensation expense. As the fair value changes each reporting period, the corresponding liability and compensation expense are adjusted, such that the liability and cumulative compensation expense equal the total fair value of the obligation upon the reporting date.

In connection with Mr. Weil becoming Chief Executive Officer, the Company entered into an amendment to his employment agreement effective December 2, 2010.  Pursuant to the amendment, the Company awarded to Mr. Weil sign-on equity awards consisting of: 1,000 stock options with an exercise price of $9.00 per share (representing an approximately 12% premium to the market value of the Company’s stock on the date of grant) and a ten-year term and 1,000 RSUs, which awards have a four-year vesting schedule, with 25% scheduled to vest on December 31, 2011 and on each of the next three anniversaries of such date (such options and RSUs, the “time-vesting equity awards”). Mr. Weil was also awarded an additional performance-conditioned award consisting of 1,000 stock options with an exercise price of $8.06 per share (representing the market value of the Company’s stock on the date of grant) and 1,000 RSUs, which awards have a five-year vesting schedule, with 20% of such options and RSUs scheduled to vest per year if specified performance targets are met subject to certain “carryover” vesting provisions as described in the employment agreement amendment (such performance-conditioned stock options and RSUs, the “performance-conditioned equity awards”).

The performance-conditioned stock options will expire, and the performance-conditioned RSUs will be forfeited, on March 15, 2016 to the extent that such awards remain unvested on such date.  Any performance-conditioned stock options that have vested by March 15, 2016 will expire ten years from the date of grant.  Delivery of shares in respect of vested performance-vesting RSUs will occur on March 15, 2016, provided that such RSUs will be forfeited to the extent that sufficient shares are not available under the Company’s applicable equity-based compensation plan for such delivery.  The performance-vesting stock options will not be exercisable to the extent that sufficient shares are not available under the plan for the delivery of the shares issuable upon such exercise. In addition, to the extent that sufficient shares are not available under the plan for the delivery of the shares underlying the 500 time-vesting RSUs that are scheduled to vest on December 31, 2013 and December 31, 2014 or the delivery of the shares issuable upon the exercise of 200 of the time-vesting stock options that are scheduled to become exercisable on December 31, 2014, the Company will settle such delivery in cash. See the Company’s Current Report on Form 8-K filed on December 3, 2010 for additional information regarding these sign-on equity awards, including information regarding the performance targets with respect to the performance-conditioned equity awards.

In January 2011, the Company awarded an aggregate of 475 equity awards to certain officers consisting of approximately 113 performance-conditioned stock options, approximately 113 time-vesting stock options (with an exercise price of $10.02 per share and a ten-year term) and 250 time-vesting stock options (with an exercise price of $9.98 per share and a ten-year term), which options will not be exercisable to the extent that sufficient shares are not available under the Company’s applicable equity-based compensation plan for the delivery of the shares issuable upon such exercise.

The equity awards that will be forfeited or not exercisable and the equity awards that will be settled in cash, as the case may be, to the extent that sufficient shares are not available under the Company’s applicable equity-based compensation plan at the time of delivery of the underlying shares, are not deemed to be granted for accounting purposes as stock-based equity awards (and are not reflected as granted in 2011 or 2010, as the case may be, or outstanding as of March 31, 2011 or December 31, 2010 in the tables below). Excluding the awards described in the preceding sentence, we had approximately 932 and 2,119 shares available for grants of equity awards under our applicable equity-based compensation plans (including the shares available under our employee stock purchase plan) as of March 31, 2011 and December 31, 2010, respectively.

Stock Options

A summary of the changes in stock options outstanding under our equity-based compensation plans during the three months ended March 31, 2011 is presented below:

	Number of Options	Weighted Average Remaining Contract Term (Years)	Weighted Average Exercise Price Per Share	Aggregate Intrinsic Value
Options outstanding as of December 31, 2010	6,751	6.0	$20.72	$1,814
Granted	754
Exercised	(2)			15
Cancelled	(307)
Options outstanding as of March 31, 2011	7,196	6.4	19.42	654

Options exercisable as of March 31, 2011	4,416	4.8	$23.31	$654

The weighted-average grant date fair value of options granted during the three months ended March 31, 2011 was $4.62.  For the three months ended March 31, 2011 and 2010, we recognized stock-based compensation expense of approximately $1,700 and $1,900, respectively, related to the vesting of stock options and the related tax benefit of approximately $630 and $600, respectively.

As of March 31, 2011, we had unearned compensation of approximately $15,500 relating to stock option awards that will be amortized over a weighted-average period of approximately two years.

Restricted Stock Units

A summary of the changes in RSUs outstanding under our equity-based compensation plans during the three months ended March 31, 2011 is presented below:

	Number of Restricted Stock Units	Weighted Average Grant Date Fair Value Per Share
Non-vested RSUs as of December 31, 2010	2,440	$15.13
Granted	917	8.92
Vested	(482)	18.43
Cancelled	(16)	15.52
Non-vested RSUs as of March 31, 2011	2,859	$12.58

For the three months ended March 31, 2011 and 2010, we recognized stock-based compensation expense of approximately $2,900 and $5,200 related to the vesting of RSUs and the related tax benefit of approximately $1,000 and $2,000, respectively.  As of March 31, 2011, we had unearned compensation of approximately $34,900 relating to RSUs that will be amortized over a weighted-average period of approximately two years.

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

Presented below is condensed consolidating financial information for (i) the Parent Company, (ii) SGI, (iii) the 100%-owned Guarantor Subsidiaries other than SGI and (iv) the 100%-owned foreign subsidiaries and the non-100%-owned domestic and foreign subsidiaries (the “Non-Guarantor Subsidiaries”) as of March 31, 2011 and December 31, 2010 and for the three months ended March 31, 2011 and 2010. The condensed consolidating financial information has been presented to show the nature of assets held, results of operations and cash flows of the Parent Company, SGI, the Guarantor Subsidiaries and the Non-Guarantor Subsidiaries assuming the guarantee structures of our obligations as disclosed in Note 8 of the Notes to Consolidated Financial Statements in our 2010 Annual Report on Form 10-K for all periods presented. The condensed consolidating financial information has also been recast for all periods presented to reflect entities included in the sale of the Racing Business as non-guarantors.

The condensed consolidating financial information reflects the investments of the Parent Company in the Guarantor and Non-Guarantor Subsidiaries using the equity method of accounting. Corporate interest and administrative expenses have not been allocated to the subsidiaries.

SCIENTIFIC GAMES CORPORATION AND SUBSIDIARIES

SUPPLEMENTAL CONDENSED CONSOLIDATING BALANCE SHEET

As of March 31, 2011

	Parent Company	SGI	Guarantor Subsidiaries	Non-Guarantor Subsidiaries	Eliminating Entries	Consolidated
Assets
Cash and cash equivalents	$60,377	$118	$—	$63,379	$(5,283)	$118,591
Accounts receivable, net	—	49,444	41,449	68,103	—	158,996
Inventories	—	25,672	15,546	26,536	—	67,754
Other current assets	15,145	3,449	5,733	27,939	—	52,266
Property and equipment, net	2,144	160,628	42,455	239,590	—	444,817
Investment in subsidiaries	562,014	683,627	—	414,736	(1,660,377)	—
Goodwill	—	273,656	78,618	425,430	—	777,704
Intangible assets	—	41,963	31,168	8,542	—	81,673
Intercompany balances	177,090	—	180,704	—	(357,794)	—
Other assets	18,402	99,128	5,460	387,157	(6,087)	504,060
Total assets	$835,172	$1,337,685	$401,133	$1,661,412	$(2,029,541)	$2,205,861

Liabilities and stockholders’ equity
Current installments of long-term debt	$—	$6,280	$—	$4,147	$—	$10,427
Other current liabilities	29,096	53,864	32,095	93,292	(5,293)	203,054
Long-term debt, excluding current installments	250,000	1,106,629	—	25,448	—	1,382,077
Other non-current liabilities	9,396	42,618	16,806	57,368	—	126,188
Intercompany balances	62,565	23,793	—	271,428	(357,786)	—
Stockholders’ equity	484,115	104,501	352,232	1,209,729	(1,666,462)	484,115
Total liabilities and stockholders’ equity	$835,172	$1,337,685	$401,133	$1,661,412	$(2,029,541)	$2,205,861

SCIENTIFIC GAMES CORPORATION AND SUBSIDIARIES

SUPPLEMENTAL CONDENSED CONSOLIDATING BALANCE SHEET

As of December 31, 2010

	Parent Company	SGI	Guarantor Subsidiaries	Non-Guarantor Subsidiaries	Eliminating Entries	Consolidated
Assets
Cash and cash equivalents	$62,639	$150	$—	$62,770	$(1,278)	$124,281
Accounts receivable, net	—	72,830	45,541	59,808	—	178,179
Inventories	—	29,416	16,210	23,118	—	68,744
Other current assets	14,997	2,783	4,564	20,117	—	42,461
Property and equipment, net	1,730	150,130	43,859	254,862	—	450,581
Investment in subsidiaries	510,260	670,471	—	386,690	(1,567,421)	—
Goodwill	—	273,656	78,843	411,416	—	763,915
Intangible assets	—	42,170	20,481	7,962	—	70,613
Intercompany balances	133,483	—	164,982	—	(298,465)	—
Other assets	18,457	98,933	6,046	335,429	(6,101)	452,764
Total assets	$741,566	$1,340,539	$380,526	$1,562,172	$(1,873,265)	$2,151,538

Liabilities and stockholders’ equity
Current installments of long-term debt	$—	$6,280	$—	$2,151	$—	$8,431
Other current liabilities	29,363	48,074	32,601	78,817	(1,288)	187,567
Long-term debt, excluding current installments	250,000	1,110,573	—	27,686	—	1,388,259
Other non-current liabilities	9,545	43,188	8,141	53,749	—	114,623
Intercompany balances	—	27,292	—	271,186	(298,478)	—
Stockholders’ equity	452,658	105,132	339,784	1,128,583	(1,573,499)	452,658
Total liabilities and stockholders’ equity	$741,566	$1,340,539	$380,526	$1,562,172	$(1,873,265)	$2,151,538

SCIENTIFIC GAMES CORPORATION AND SUBSIDIARIES

SUPPLEMENTAL CONDENSED CONSOLIDATING STATEMENT OF INCOME

Three Months Ended March 31, 2011

	Parent Company	SGI	Guarantor Subsidiaries	Non-Guarantor Subsidiaries	Eliminating Entries	Consolidated

Operating revenues	$—	$98,057	$9,520	$89,373	$(294)	$196,656
Cost of instant ticket revenue, cost of services and cost of sales (1)	—	32,293	32,171	47,669	(288)	111,845
Selling, general and administrative expenses	15,565	12,456	2,636	9,255	(358)	39,554
Depreciation and amortization	128	7,564	4,946	18,266	—	30,904
Operating income	(15,693)	45,744	(30,233)	14,183	352	14,353
Interest expense	5,390	20,658	—	407	—	26,455
Other (income) expense	(1,221)	40,775	(42,640)	(7,610)	352	(10,344)
Income (loss) before equity in income of subsidiaries, and income taxes	(19,862)	(15,689)	12,407	21,386	—	(1,758)
Equity in income (loss) of subsidiaries	16,686	13,427	—	—	(30,113)	—
Income tax expense	3,756	(291)	—	1,709	—	5,174
Net income	$(6,932)	$(1,971)	$12,407	$19,677	$(30,113)	$(6,932)

(1) Exclusive of depreciation and amortization.

SCIENTIFIC GAMES CORPORATION AND SUBSIDIARIES

SUPPLEMENTAL CONDENSED CONSOLIDATING STATEMENT OF INCOME

Three Months Ended March 31, 2010

	Parent Company	SGI	Guarantor Subsidiaries	Non-Guarantor Subsidiaries	Eliminating Entries	Consolidated

Operating revenues	$—	$93,298	$8,881	$114,601	$(441)	$216,339
Cost of instant ticket revenue, cost of services and cost of sales (1)	—	29,039	33,279	66,749	(442)	128,625
Selling, general and administrative expenses	11,657	12,774	1,932	12,170	23	38,556
Depreciation and amortization	123	8,377	4,574	14,581	—	27,655
Operating income	(11,780)	43,108	(30,904)	21,101	(22)	21,503
Interest expense	3,317	20,160		1,237	—	24,714
Other (income) expense	5,976	37,412	(51,973)	(1,223)	(22)	(9,830)
Income (loss) before equity in income of subsidiaries, and income taxes	(21,073)	(14,464)	21,069	21,087	—	6,619
Equity in income (loss) of subsidiaries	26,250	22,451	—	—	(48,701)	—
Income tax expense	290	—	—	1,442	—	1,732
Net income	$4,887	$7,987	$21,069	$19,645	$(48,701)	$4,887

(1) Exclusive of depreciation and amortization.

SCIENTIFIC GAMES CORPORATION AND SUBSIDIARIES

SUPPLEMENTAL CONDENSED CONSOLIDATING STATEMENT OF CASH FLOWS

Three Months Ended March 31, 2011

	Parent Company	SGI	Guarantor Subsidiaries	Non- Guarantor Subsidiaries	Eliminating Entries	Consolidated
Net cash provided by operating activities	$(8,245)	$28,222	$1,933	$26,717	$(17)	$48,610
Cash flows from investing activities:
Capital and wagering systems expenditures	(490)	(6,063)	(606)	(3,287)	—	(10,446)
Business acquisitions, net of cash acquired	—	—	302	(302)	—	—
Other assets and investments	(81)	(12,154)	(3,269)	(51,797)	28,066	(39,235)
Net cash provided by (used in) investing activities	(571)	(18,217)	(3,573)	(55,386)	28,066	(49,681)

Cash flows from financing activities:
Net proceeds (payments) on long-term debt	—	(1,570)	—	(551)	—	(2,121)
Net proceeds from stock issue	(1,521)	—	5	28,061	(28,066)	(1,521)
Payment of financing fees	(8)	(2,615)	—	—	—	(2,623)
Other, principally intercompany balances	8,080	(6,511)	(2,368)	782	17	—
Net cash provided by (used in) financing activities	6,551	(10,696)	(2,363)	28,292	(28,049)	(6,265)

Effect of exchange rate changes on cash	4	658	—	984	—	1,646

Increase (decrease) in cash and cash equivalents	(2,261)	(33)	(4,003)	607	—	(5,690)
Cash and cash equivalents, beginning of period	62,639	150	2,279	59,213	—	124,281
Cash and cash equivalents, end of period	$60,378	$117	$(1,724)	$59,820	$—	$118,591

SCIENTIFIC GAMES CORPORATION AND SUBSIDIARIES

SUPPLEMENTAL CONDENSED CONSOLIDATING STATEMENT OF CASH FLOWS

Three Months Ended March 31, 2010

	Parent Company	SGI	Guarantor Subsidiaries	Non- Guarantor Subsidiaries	Eliminating Entries	Consolidated
Net cash provided by operating activities	$(5,709)	$9,097	$5,895	$31,942	$(437)	$40,788
Cash flows from investing activities:
Capital and wagering systems expenditures	(26)	(7,271)	(3,317)	(11,290)	—	(21,904)
Business acquisitions, net of cash acquired	—	—	—	(106)	—	(106)
Other assets and investments	66	6,560	—	(24,826)	18,888	688
Net cash provided by (used in) investing activities	40	(711)	(3,317)	(36,222)	18,888	(21,322)

Cash flows from financing activities:
Net proceeds (payments) on long-term debt	—	(1,375)	—	(9,196)	—	(10,571)
Net proceeds from stock issue	(242)	—	10	18,884	(18,894)	(242)
Payment of financing fees	—	(3,776)	—	—	—	(3,776)
Other, principally intercompany balances	7,670	(3,217)	(5,774)	706	615	—
Net cash provided by (used in) financing activities	7,428	(8,368)	(5,764)	10,394	(18,279)	(14,589)

Effect of exchange rate changes on cash	—	—	—	(4,998)	(172)	(5,170)

Increase (decrease) in cash and cash equivalents	1,759	18	(3,186)	1,116	—	(293)
Cash and cash equivalents, beginning of period	147,221	136	3,278	109,496	—	260,131
Cash and cash equivalents of held for sale operations	—	—		1,075	—	1,075
Cash and cash equivalents, end of period	$148,980	$154	$92	$111,687	$—	$260,913

(14) Subsequent Event

On April 26, 2011 we entered into a purchase agreement to acquire all of the issued shares of Barcrest Group Limited, a U.K. company, and Cyberview Technology CZ s.r.o., a company incorporated in the Czech Republic (collectively, “Barcrest”), a leading supplier of gaming content and machines in Europe, from subsidiaries of International Game Technology for approximately £33,000 in cash (subject to certain post-closing adjustments), plus up to approximately £2,000 in deferred consideration, the payment of which is subject to the satisfaction of certain conditions relating to a third-party contract. The closing of the acquisition of Barcrest is conditioned on, among other things, obtaining U.K. competition approvals and certain third-party consents and is anticipated to occur during the third quarter of 2011. Upon closing, Barcrest will be integrated into our gaming divisions, Global Draw and Games Media Limited (“Games Media”).

Item 2. Management’s Discussion and Analysis of Financial Condition and Results of Operations

The following Management’s Discussion and Analysis (this “MD&A”) is intended to enhance the reader’s understanding of our operations and current business environment. This MD&A should be read in conjunction with “Management’s Discussion and Analysis of Financial Condition and Results of Operations” for the fiscal year ended December 31, 2010 and the “Business” section included in our 2010 Annual Report on Form 10-K.

This MD&A also contains forward-looking statements within the meaning of the Private Securities Litigation Reform Act of 1995 and should be read in conjunction with the disclosures and information contained and referenced under “Forward-Looking Statements” included in this Quarterly Report on Form 10-Q.

As used in this MD&A, the terms “we,” “us,” “our” and the “Company” mean Scientific Games Corporation together with its consolidated subsidiaries.

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

We report our operations in three business segments: Printed Products Group; Lottery Systems Group; and Diversified Gaming Group.

Our revenue is segregated into three categories: instant ticket revenue; service revenue; and sales revenue. Instant ticket revenue includes revenue related to our instant ticket fulfillment/services businesses, including our MDI Entertainment, LLC (“MDI”) business. Revenue generated from our Lottery Systems business (including revenue from the validation of instant tickets) and Diversified Gaming Group (our wide area gaming business) is categorized generally as service revenue. Revenue generated from our sales of lottery systems and terminals is categorized as sales revenue.

For the quarter ended March 31, 2011, we derived approximately 47% of our revenue from our customers outside of the U.S. and were affected by fluctuations in foreign currency exchange rates. The foreign currencies to which we are most exposed are the British Pound Sterling and the Euro. Foreign currency exchange rate fluctuations increased our revenues by approximately $0.1 million in the quarter ended March 31, 2011.

The discussion below highlights certain known trends, demands, commitments, events and uncertainties that have affected our recent financial and operating performance and/or may affect our future financial and operating performance in our three business segments.

Printed Products Group

Our Printed Products Group is primarily comprised of our global instant ticket and related services businesses, which include ticket design and manufacturing as well as value-added services such as game design, sales and marketing support, specialty games and promotions, inventory management and warehousing and fulfillment services. We also provide lotteries with cooperative service partnerships (“CSPs”), under which we provide an extended suite of services to help our customers efficiently and effectively manage their operations to achieve higher profitability. The Printed Products Group includes MDI, a leading provider of licensed games, promotional entertainment and Internet-based services to the lottery industry. The Printed Products Group also includes our interest in Lotterie Nazionali S.r.l (“LNS”), our joint venture that holds the concession to operate the Gratta e Vinci instant ticket lottery in Italy (which succeeded our joint venture with Consorzio Lotterie Nazionali (“CLN”)), our interest in Northstar Lottery Group, LLC (“Northstar”), our joint venture that was awarded the private management agreement for the Illinois lottery in 2010 (executed in January 2011) and our interest in CSG Lottery Technology (Beijing) Co. Ltd. (“CSG”), our instant ticket printing joint venture in China.

Based on third-party data, our customers’ total instant ticket lottery retail sales in the U.S. increased approximately 4.3% for the quarter ended March 31, 2011 compared to the same period in the prior year, which we believe is predominantly due to sales of higher price-point tickets. Our first quarter 2011 Printed Products instant ticket revenue increased 4% primarily due to higher revenue from our international customers which was predominately driven by increased sales to LNS.

Our revenues from U.S. customers declined by $1.0 million in the quarter ended March 31, 2011 compared to the same period in the prior year, partially due to the strong sales in the first quarter of 2010 related to the ramp up of new instant ticket lotteries in Arkansas (which began in September 2009) and Puerto Rico (which began in December 2009) and the timing of instant ticket sales to certain customers. The loss of our primary ticket provider contract in New Mexico (which ended in March 2010) and our contract in Arizona (which ended in January 2010) impacted the quarter ended March 31, 2011 by an immaterial amount. We believe we are likely to continue to experience a highly competitive procurement environment for instant ticket contracts, which could lead to further contract rate reductions and/or additional service requirements in connection with re-bids, extensions and renewals of our domestic and international instant ticket and CSP contracts. In 2011, a number of U.S. instant ticket and CSP contracts are due to come up for re-bid. See the table in “Business—Contract Procurement” in Item 1 of our 2010 Annual Report on Form 10-K for additional information regarding the scheduled expiration dates of our U.S. lottery contracts. Our strategy to counter-balance these industry trends includes working with our lottery customers to grow their sales through a variety of methods including launching new products, implementing innovative marketing tools and expanding retail distribution.

Our LNS joint venture commenced operations under the new concession to operate the Italian instant ticket lottery on October 1, 2010. Under the new concession, we are the primary supplier of instant lottery tickets for the joint venture, as we were under the prior concession. Over the life of the new concession, we expect that we will supply no less than 80% of LNS’ instant ticket requirements. The upfront fees paid in 2010 associated with the new concession will be amortized by LNS (anticipated to be approximately €89.0 million per year of the new concession), which reduces our equity in earnings of joint ventures. Our share of the amortization is expected to be approximately €18.0 million per year on a pre-tax basis. In light of the corporate structure of LNS, we record our equity in earnings of LNS on an after-tax basis under applicable accounting rules, which will impact the comparability of our results of operations from our Italian joint venture during 2011 since we recorded our equity in earnings of CLN on a pre-tax basis.

Our Northstar joint venture, in which we are a 20% equity holder, was awarded the agreement to be the private manager for the Illinois lottery for a ten-year term following a competitive procurement, which agreement was executed on January 18, 2011 (the “PMA”). As the private manager, Northstar will, subject to the oversight of the Illinois lottery, manage the day-to-day operations of the Lottery including lottery game development and portfolio management, retailer recruitment and training, supply of goods and services and overall marketing strategy. Operations under the PMA are scheduled to commence in 2011 following a transition period. On January 26, 2011, the Illinois Appellate Court upheld a constitutional challenge to the revenue statute that, among other things, amended the lottery law to facilitate the PMA, on grounds that the statute impermissibly addressed more than one subject. The Illinois Supreme Court subsequently granted a stay of the Appellate Court’s decision pending the appeal to the Illinois Supreme Court by the State of Illinois. We cannot predict what effect, if any, the court decision, if it is not reversed by the Illinois Supreme Court or addressed through new authorizing legislation, will have on the validity of the PMA. In March 2011, we contributed $10.0 million to Northstar. If the PMA is ultimately invalidated, we may lose our investment in Northstar and our existing instant ticket supply agreement with the Illinois lottery may come up for re-bid.

Lottery Systems Group

Our Lottery Systems Group provides customized computer software, software support, equipment and data communication services to lotteries. The Lottery Systems Group also provides lotteries with transaction processing software for the accounting and validation of both instant and online lottery games, point-of-sale terminals, video lottery terminals (“VLTs”), central site computers, communications technology, and ongoing support and maintenance for these products. We are also the exclusive instant ticket validation network provider to the China Sports Lottery (“CSL”). The Lottery Systems Group also includes our 50% interest in Guard Libang, a provider of systems and services to a majority of the China Welfare Lottery jurisdictions.

Based on third-party data, Lottery Systems customers’ retail sales in the U.S. increased approximately 6.4% for the quarter ended March 31, 2011 as compared to the same period in 2010. Our first quarter 2011 Lottery Systems Service revenue increased 2% as compared to the prior-year period. The increase is primarily due to higher retail sales of Mega Millions® games as a result of higher jackpots during the first quarter of 2011 and higher validation revenue in the U.S. and from the CSL, despite a reduction in our rate under our validation contract with the CSL in the quarter. The increase was partially offset by a decline in revenue due to lost contracts in New Hampshire and Vermont, which terminated on June 30, 2010. We also realized higher sales of ticket vending machines during the quarter in the U.S., which was offset by lower sales in our international Lottery Systems business due to a large hardware order from a European customer in the prior-year period. Our Lottery Systems Group has been subject to the same intense price-based competition to which our Printed Products Group is subject and we believe we are likely to continue to experience a highly competitive procurement environment for Lottery Systems contracts, which could lead to further contract rate reductions and/or additional service requirements in connection with re-bids, extensions and renewals of our domestic and international contracts.

During 2010, the lottery authority in Maine awarded a new online lottery contract to one of our competitors, which award was subsequently invalidated as a result of our protest. The competitor has appealed the protest ruling and legal proceedings are ongoing. During 2009, the Indiana lottery awarded us an online lottery contract that began in August 2010. In 2010, we were awarded the lottery systems contract in Iowa, which is scheduled to commence in July 2011.

We have recently seen an increase in bidding opportunities to provide central monitoring and control systems for video gaming networks, particularly in jurisdictions in North America, as these jurisdictions pursue VLTs as an opportunity to address budget deficits. We believe that this could be an attractive growth opportunity for the Company in the coming years.

In China, instant ticket retail sales of the CSL increased approximately 38% in the quarter ended March 31, 2011 compared to the same quarter in 2010.  We believe the increase is a result of implementing our strategic initiatives related to our China operations where we are focused on accelerating growth of our business through higher price-point instant tickets, expansion of the retailer and validation network, the introduction of tickets with licensed brands and the launch of an advertising campaign to build brand awareness. We also continue to focus on the pursuit of additional distribution channels (e.g., mobile phones). The rate we receive on retail sales under our China instant ticket validation contract decreased by 0.2% in January 2011 and is scheduled to decrease by an additional 0.1% in January 2012 and an additional 0.1% in January 2014. To the extent we are not able to continue to offset these rate reductions by retail sales growth, our revenue and gross margin from this contract will be adversely affected.

Diversified Gaming Group

Our Diversified Gaming Group provides services and systems to operators in the wide area gaming industry. The Diversified Gaming Group includes The Global Draw Limited (“Global Draw”) and Games Media Limited (“Games Media”), leading suppliers of wide area gaming machines, server-based gaming systems and game content to licensed bookmakers primarily in betting shops and pub operators in the U.K. The Diversified Gaming Group also includes our equity interests in Roberts Communication Network, LLC (“RCN”), which provides communications services to racing and non-racing customers, Sportech, Plc (“Sportech”), Sciplay, our joint venture with Playtech Limited to deliver Internet gaming solutions to government-sponsored and other lotteries and certain other gaming operators, and International Terminal Leasing (“ITL”).

The Diversified Gaming Group included our racing and venue management businesses (the “Racing Business”) prior to its sale on October 5, 2010 to Sportech. Due to the Company’s continued involvement with Sportech, including our equity interest in Sportech, the disposal of the Racing Business did not qualify as discontinued operations and was not reflected as such in our Consolidated Statements of Operations. Our interest in Sportech is accounted for under the equity method of accounting. The comparability of our results of operations during 2011 will be affected by the sale of the Racing Business.

In 2010, Global Draw began migrating its server-based gaming machines to a new state-of-the-art software platform technology, and rolling out this new technology to its customers in the U.K. As of March 31, 2011, Global Draw has substantially completed the migration. In 2010, Global Draw was awarded a four-year contract to supply approximately 7,600 server-based gaming machines to Ladbrokes, which we believe represents approximately 95% of its terminal base. In March 2011, Global Draw was awarded the remaining 5% of Ladbrokes’ terminal base. As of March 31, 2011 we have installed approximately 4,300 gaming machines in the Ladbrokes estate, representing approximately 85% of the increase in Global Draw’s installed gaming machine base from 17,507 as of March 31, 2010 to 22,705 as of March 31, 2011. Operating results for the quarter ended March 31, 2011 reflect the increase in revenue resulting from the higher installed base of gaming machines.

As contemplated by our strategic agreements with Video B Holdings Limited (“Video B”), a subsidiary of Playtech Limited, relating to our license of Video B’s back-end technology platform for our gaming machines, we formed ITL with Video B in the first quarter of 2011.  The purpose of ITL is to acquire gaming terminals using funds contributed to the capital of ITL by each partner. The terminals, which will employ Video B’s software, will be leased to whichever Company subsidiary is to provide the terminals to third party gaming operator customers. There was no impact of ITL on our Consolidated Statements of Operations for the quarter ended March 31, 2011.

On April 26, 2011 we entered into a purchase agreement to acquire all of the issued shares of Barcrest Group Limited, a U.K. company, and Cyberview Technology CZ s.r.o., a company incorporated in the Czech Republic (collectively, “Barcrest”), a leading supplier of gaming content and machines in Europe, from subsidiaries of International Game Technology for approximately £33.0 million in cash (subject to certain post-closing adjustments), plus up to approximately £2.0 million in deferred consideration, the payment of which is subject to the satisfaction of certain conditions relating to a third-party contract. The closing of the acquisition of Barcrest is conditioned on, among other things, obtaining U.K. competition approvals and certain third-party consents and is anticipated to occur during the third quarter of 2011. Upon closing, Barcrest will be integrated with Global Draw and Games Media .

Results of Operations

Three Months Ended March 31, 2011 Compared to Three Months Ended March 31, 2010

The following analysis compares the results of operations for the quarter ended March 31, 2011 to the results of operations for the quarter ended March 31, 2010.

Revenue Analysis

For the quarter ended March 31, 2011, total revenue was $196.7 million compared to $216.3 million for the quarter ended March 31, 2010, a decrease of $19.6 million, or 9%. Our instant ticket revenue for the quarter ended March 31, 2011 was $113.9 million compared to $109.1 million for the quarter ended March 31, 2010, an increase of $4.8 million, or 4%. Our service revenue for the quarter ended March 31, 2011 was $73.7 million compared to $93.7 million for the quarter ended March 31, 2010, a decrease of $20.0 million, or 21%, which included the effect of the sale of our Racing Business. Our sales revenue for the quarter ended March 31, 2011 was $9.0 million compared to $13.5 million for the quarter ended March 31, 2010, a decrease of $4.5 million, or 33%.

Printed Products

For the quarter ended March 31, 2011, total revenue for Printed Products was $115.6 million compared to $112.0 million in the quarter ended March 31, 2010, an increase of $3.6 million, or 3%. For the quarter ended March 31, 2011, instant ticket revenue for Printed Products was $113.9 million compared to $109.1 million for the quarter ended March 31, 2010, an increase of $4.8 million, or 4%.  The increase reflects higher revenue from international customers of $4.4 million, primarily driven by increased sales of $3.2 million to LNS, favorable foreign currency translation of $0.8 million and higher revenue from MDI of $0.7 million. The increase in revenue was partially offset by a decline in revenue of $1.0 million from U.S. customers compared to the prior-year period, principally due to the strong sales in the first quarter of 2010 from the ramp up of new instant ticket lotteries in Arkansas (which began in September 2009) and Puerto Rico (which began in December 2009), along with the timing of instant ticket sales to certain customers.

Printed Products sales revenue for the quarter ended March 31, 2011 was $1.8 million compared to $2.9 million for the quarter ended March 31, 2010, a decrease of $1.1 million, primarily due to a decline in phone card sales of $0.8 million.

Lottery Systems

For the quarter ended March 31, 2011, total revenue for Lottery Systems was $56.4 million compared to $57.9 million for the quarter ended March 31, 2010, a decrease of $1.5 million, or 3%. Lottery Systems service revenue for the quarter ended March 31, 2011 was $49.2 million compared to $48.2 million for the quarter ended March 31, 2010, an increase of $1.0 million, or 2%. The increase was primarily due to $1.2 million from higher retail sales of Mega Millions® games as a result of higher jackpots, increased instant ticket validation revenue in the U.S. of $0.8 million and increased revenue from the CSL of $1.3 million. The service revenue increase was partially offset by $2.1 million resulting from the loss of contracts in New Hampshire and Vermont on June 30, 2010.

Lottery Systems sales revenue for the quarter ended March 31, 2011 was $7.2 million compared to $9.7 million for the quarter ended March 31, 2010, a decrease of $2.5 million, or 26%. The decrease was primarily due to a large hardware order to a European customer in the prior-year period resulting in lower revenue of $6.6 million partially offset by increased sales of Lottery Systems hardware in the U.S. of $3.5 million.

Diversified Gaming

Diversified Gaming service revenue for the quarter ended March 31, 2011 was $24.5 million compared to $45.5 million for the quarter ended March 31, 2010, a decrease of $21.0 million, or 46%. The decrease in service revenue was principally due to the sale of our Racing Business in October 2010 resulting in a decrease of $23.8 million. The decrease was partially offset by increased revenue of $3.5 million, attributable to $2.6 million from the roll-out of approximately 4,300 Global Draw terminals to Ladbrokes betting shops in the U.K and increased revenue from other U.K. terminals, including customers obtained through our Sceptre Leisure Solutions acquisition in the second quarter of 2010 and higher revenue of approximately $0.5 million from customers in the Caribbean and Mexico.

Diversified Gaming sales revenue for the quarter ended March 31, 2011 was $0.1 million compared to $1.0 million for the quarter ended March 31, 2010, a decrease of $0.9 million primarily due to the sale of our Racing Business.

Cost of Revenue Analysis

Cost of instant ticket revenue of $67.2 million for the quarter ended March 31, 2011 was $3.3 million, or 5%, higher than for the quarter ended March 31, 2010.  Cost of services of $38.9 million for the quarter ended March 31, 2011 was $15.5 million, or 29%, lower than for the quarter ended March 31, 2010.  Cost of sales of $5.7 million for the quarter ended March 31, 2011 was $4.6 million, or 45%, lower than for the quarter ended March 31, 2010.

Printed Products

Cost of instant ticket revenue of $67.2 million for the quarter ended March 31, 2011 was $3.3 million, or 5%, higher than for the quarter ended March 31, 2010.  The increase was primarily due to increased costs of $1.6 million due to higher international revenue, an increase in costs of $0.6 million related to higher revenue from MDI, and an increase of $0.7 million due to the impact of foreign exchange rates.

Cost of sales of $1.0 million for the quarter ended March 31, 2011 was $1.0 million lower than for the quarter ended March 31, 2010 primarily due to the decline in phone card sales.

Lottery Systems

Cost of services of $26.0 million for the quarter ended March 31, 2011 was $0.7 million, or 3%, lower than for the quarter ended March 31, 2010. The decrease was primarily due to the loss of our New Hampshire and Vermont online lottery contracts on June 30, 2010, resulting in decreased costs of $1.2 million, partially offset by increased costs from our U.S. and international businesses.

Cost of sales of $4.6 million for the quarter ended March 31, 2011 was $2.8 million, or 38%, lower than for the quarter ended March 31, 2010.  The decrease was primarily due to a large hardware order to a European customer in the prior-year period resulting in lower costs of $5.1 million, partially offset by increased costs of $2.1 million related to increased hardware sales in the U.S.

Diversified Gaming

Cost of services of $13.0 million for the quarter ended March 31, 2011 was $14.8 million lower than for the quarter ended March 31, 2010.  The decrease in cost of services was primarily due to a decline of $18.0 million from the sale of the Racing Business.  The decrease was partially offset by an increase in costs of $2.1 million, predominantly attributable to Global Draw’s roll-out of terminals to Ladbrokes.

Cost of sales for the quarter ended March 31, 2011 was $0.8 million lower than for the quarter ended March 31, 2010, due to the sale of our Racing Business.

Selling, General and Administrative Expense Analysis

Selling, general and administrative expense of $39.6 million for the quarter ended March 31, 2011 was $1.0 million, or 3% higher than for the quarter ended March 31, 2010. The increase was primarily attributable to increased compensation of $5.3 million, acquisition due diligence and advisory fees of $1.6 million, and increased compensation expense of $0.8 million related to our accrual under our Asia-Pacific Business Incentive Compensation Plan.  The increase was partially offset by lower overall stock-based compensation expense of $2.5 million, a $1.1 million benefit from the favorable resolution of a legal matter and lower expenses of $3.2 million from the sale of the Racing Business.

Depreciation and Amortization Expense Analysis

Depreciation and amortization expense of $30.9 million for the quarter ended March 31, 2011 increased $3.2 million, or 12% from the quarter ended March 31, 2010. The increase was primarily due to accelerated depreciation expense of approximately $5.2 million recorded by Global Draw on existing technology as it migrates to a new back-end technology platform. The increase was partially offset by a decrease of $1.1 million resulting from intangibles that were fully amortized as of March 31, 2010 and lower depreciation and amortization from our domestic online lottery contracts of $0.7 million.

Other (Income) Expense Analysis

Interest expense of $26.5 million for the quarter ended March 31, 2011 increased $1.8 million, or 7%, from the quarter ended March 31, 2010, primarily attributable to the issuance of our 8.125% senior subordinated notes due 2018 (“2018 Notes”) and the extinguishment of our 6.25% senior subordinated notes due 2012 during 2010.

Equity in earnings of joint ventures of $9.4 million for the quarter ended March 31, 2011 decreased $6.5 million, or 41% from the quarter ended March 31, 2010, primarily due to the structure of LNS. The Company’s share of net earnings from Italian joint venture is now reported on an after-tax basis (as compared to on a pre-tax basis under the prior instant ticket concession) and reflects the amortization of a portion of the upfront fees for the new concession, which together reduced equity in earnings of the Italian joint venture by approximately $9.2 million.

Other income for the quarter ended March 31, 2011 of $1.0 million increased by $7.0 million from other expense of $6.0 million reported for the quarter ended March 31, 2010, primarily due to the loss on foreign currency hedging contracts related to the Italian concession tender of $6.7 million reported for the quarter ended March 31, 2010.  The foreign currency forward contracts were settled in 2010. We also recorded a $0.4 million gain on the sale of our equity interest in Shandong Inspur Scientific Games Technology, Ltd. during the quarter ended March 31, 2011.

Income Tax Expense Analysis

Income tax expense was $5.2 million for the quarter ended March 31, 2011 compared to $1.7 million for the quarter ended March 31, 2010. The effective income tax rates for the quarters ended March 31, 2011 and 2010 were (294.4%) and 26.2%, respectively. Due to a valuation allowance against our U.S. deferred tax assets, the effective tax rate for the quarter ended March 31, 2011 does not include the benefit of the current year forecasted U.S. tax loss.  Income tax expense for the quarter ended March 31, 2011 is primarily attributable to income tax expense in our foreign jurisdictions.

Critical Accounting Policies

There have been no changes to our critical accounting policies from those discussed under the caption “Critical Accounting Policies” in “Item 7. Management’s Discussion and Analysis of Financial Condition and Results of Operations” in our 2010 Annual Report on Form 10-K except as noted below.

In September 2009, the Financial Accounting Standards Board (“FASB”) amended the Accounting Standards Codification (“ASC”) as summarized in Accounting Standards Update (“ASU”) 2009-14, Software (Topic 985): Certain Revenue Arrangements That Include Software Elements, and ASU 2009-13, Revenue Recognition (Topic 605): Multiple-Deliverable Revenue Arrangements. As summarized in ASU 2009-14, ASC Topic 985 has been amended to remove from the scope of industry-specific revenue accounting guidance for software and software related transactions tangible products containing software components and non-software components that function together to deliver the product’s essential functionality. As summarized in ASU 2009-13, ASC Topic 605 has been amended: (1) to provide updated guidance on whether multiple deliverables exist, how the deliverables in an arrangement should be separated, and the consideration allocated; (2) to require an entity to allocate revenue in an arrangement using estimated selling prices of deliverables if a vendor does not have vendor-specific objective evidence or third-party evidence of selling price; and (3) to eliminate the use of the residual method and require an entity to allocate revenue using the relative selling price method. The accounting changes summarized in ASU 2009-14 and ASU 2009-13 are both effective for fiscal years beginning on or after June 15, 2010, with early adoption permitted. Adoption may either be on a prospective basis or by retrospective application.

We adopted these amendments to the ASC on January 1, 2011 on a prospective basis as applicable to our revenue generated from licensing branded properties that are coupled with a service component, where we also purchase and distribute prizes on behalf of lottery authorities. The impact of these accounting changes was not material to our consolidated financial statements for the quarter ended March 31, 2011.

Liquidity, Capital Resources and Working Capital

We are party to a credit agreement, dated as of June 9, 2008, and amended and restated as of February 12, 2010 (as amended from time to time, the “Credit Agreement”), among Scientific Games International, Inc. (“SGI”), as borrower, the Company, as guarantor, the several lenders from time to time parties thereto and JPMorgan Chase Bank, N.A. (“JPMorgan”), as administrative agent. The Credit Agreement contains customary covenants, including negative covenants that, among other things, limit the ability of the Company and its subsidiaries to incur additional indebtedness, pay dividends or make distributions or certain other restricted payments, purchase or redeem capital stock, make investments or extend credit, engage in certain transactions with affiliates, engage in sale-leaseback transactions, consummate certain asset sales, effect a consolidation or merger, sell, transfer, lease or otherwise dispose of all or substantially all assets, prepay or modify certain indebtedness, or create certain liens and other encumbrances on assets.

On March 11, 2011, the Company and SGI entered into an amendment to the Credit Agreement (the “Amendment”). Under the Amendment, from and after December 31, 2010, “consolidated EBITDA” (as such term is defined in the Credit Agreement) will generally include the Company’s share of the earnings of the Company’s joint venture that holds the Italian instant ticket concession, whether or not such earnings have been distributed to the Company.  Prior to giving effect to the Amendment, “consolidated EBITDA” generally included only the Company’s share of the earnings of such joint venture that was distributed to the Company.  In addition, under the terms of the Amendment, any cash compensation expense incurred but not paid in a particular period will be added back for purposes of determining “consolidated EBITDA” so long as no cash payment in respect thereof is required prior to the scheduled maturity of the borrowings under the Credit Agreement (i.e., currently June 9, 2013).

“Consolidated EBITDA” is relevant for determining whether the Company is in compliance with the financial ratios required to be maintained under the terms of the Credit Agreement.

The Amendment also provides that up to $100 million of unrestricted cash and cash equivalents of the Company and its subsidiaries in excess of $15 million will be netted against “consolidated total debt” for purposes of determining the Company’s “consolidated leverage ratio” and “consolidated senior debt ratio” (as such terms are defined in the Credit Agreement) as of any date from and after December 31, 2010.

A summary of the terms of the Credit Agreement, including the financial ratios that the Company is required to maintain under the terms of the Credit Agreement, is included in Note 8 of the Notes to Consolidated Financial Statements in our 2010 Annual Report on Form 10-K.  The Company was in compliance with all covenants as of March 31, 2011. For more information regarding the Amendment, see our Current Report on Form 8-K filed on March 14, 2011.

As of March 31, 2011, we had approximately $198.0 million available for additional borrowing or letter of credit issuances under our revolving credit facility under the Credit Agreement. There were no borrowings and $52.0 million in outstanding letters of credit under our revolving credit facility as of March 31, 2011. Our ability to borrow under the Credit Agreement will depend on us remaining in compliance with the limitations imposed by our lenders, including the maintenance of our financial ratios and covenants.

On May 6, 2011 we paid the remaining ₤0.6 million aggregate principal outstanding of the Global Draw Promissory Notes.

Periodically, we bid on new online lottery or wide area gaming contracts. Once awarded, these contracts generally require significant upfront capital expenditures for terminal assembly, customization of software, software and equipment installation and telecommunications configuration. Historically, we have funded these upfront costs through cash flows generated from operations, available cash on hand and borrowings under our credit facilities. Our ability to continue to commit to new contracts will depend on, among other things, our then present liquidity levels and/or our ability to borrow at commercially acceptable rates to finance the initial upfront costs. The actual level of capital expenditures will ultimately largely depend on the extent to which we are successful in winning new contracts.

At March 31, 2011, our available cash, short-term investments and borrowing capacity totaled $316.6 million (including cash and cash equivalents of $118.6 million and availability of $198.0 million under the revolving credit facility) compared to $258.6 million at December 31, 2010 (including cash and cash equivalents of $124.3 million and availability of $134.3 million under the revolving credit facility). The amount of our available cash and short-term investments fluctuate principally based on the timing of collections from our customers, cash expenditures associated with new and existing wagering and lottery systems contracts, borrowings or repayments under our credit facilities, the funding of joint ventures, acquisitions and changes in our working capital position. Our borrowing capacity under the revolving credit facility under the Credit Agreement will depend on the balance of loans borrowed and outstanding letters of credit issued under the revolving credit facility as well as the level of certain financial ratios under the Credit Agreement. Our borrowing capacity increased by $63.7 million from December 31, 2010 to March 31, 2011.

The $5.7 million decrease in our available cash from the December 31, 2010 level principally reflects the net cash provided by operating activities of $48.6 million for the quarter ended March 31, 2011 and $1.6 million from the impact of foreign exchange rates offset by $2.1 million of debt repayments, $21.8 million of capital and wagering expenditures and other intangible assets and software expenditures, a $16.4 million investment in ITL related to the roll out of terminals for the Ladbrokes estate, a $10.0 million investment in Northstar and $2.6 million for the payment of financing fees.  The $48.6 million of net cash provided by operating activities is derived from approximately $24.0 million of net cash provided by operations and approximately $24.6 million from changes in working capital. The working capital changes occurred principally from decreases in accounts receivable and inventories and increases in accrued liabilities, offset by decreases in accounts payable. Capital expenditures were $1.7 million in the quarters ended March 31, 2011 and 2010. Wagering system expenditures totaled $8.8 million in the quarter ended March 31, 2011 compared to $12.4 million in the corresponding period in 2010, and consisted primarily of our lottery contract in Iowa. Other intangible assets and software expenditures of $11.4 million during the quarter ended March 31, 2011 consisted primarily of licensed properties and gaming contracts related to Global Draw. Cash flow from financing activities principally reflects the amortization of the term loan facilities under the Credit Agreement and payment of financing fees.

In December 2010, the Company adopted the Asia-Pacific Business Incentive Compensation Program (the “Plan”). The purpose of the Plan is to provide an equitable and competitive compensation opportunity to certain key employees and consultants of the Company who are involved in the Company’s business in China (and potentially other jurisdictions in the Asia-Pacific region) (the “Asia-Pacific Business”) and to promote the creation of long-term value for the Company’s stockholders by directly linking Plan participants’ compensation under this Plan to the appreciation in value of such business. Each participant will be eligible to receive a cash payment following the end of 2014 equal to a pre-determined share of an Asia-Pacific Business incentive compensation pool.  The incentive compensation pool will equal a certain percentage of the growth in the value of the Asia-Pacific Business over four years, calculated in the manner provided under the Plan and subject to a cap of (1) $35 million, in the event an Asia-Pacific Business liquidity event does not occur by December 31, 2014 or (2) $50 million, in the event an Asia-Pacific Business liquidity event occurs by December 31, 2014.  An “Asia-Pacific Business liquidity event” means an initial public offering of at least 20% of the Asia-Pacific Business or a strategic investment by a third party to acquire at least 20% of the Asia-Pacific Business, in each case, that is approved by the Company.

We believe that our cash flow from operations, available cash and available borrowing capacity under the Credit Agreement will be sufficient to meet our liquidity needs, including anticipated capital expenditures, for the next 12 months; however, there can be no assurance that this will be the case. We believe that substantially all cash held by foreign entities is available to meet liquidity needs as necessary. Our contracts are periodically renewed and there can be no assurance that we will be successful in sustaining our cash flow from operations through renewal of our existing contracts or through the addition of new contracts. In addition, lottery customers in the U. S. generally require service providers to provide performance bonds in connection with each state contract. Our ability to obtain performance bonds on commercially reasonable terms is subject to prevailing market conditions, which may be impacted by economic and political events. Although we have not experienced difficulty in obtaining such bonds to date, there can be no assurance that we will continue to be able to obtain performance bonds on commercially reasonable terms or at all. If we need to refinance all or part of our indebtedness, on or before maturity, or provide letters of credit or cash in lieu of performance bonds, there can be no assurance that we will be able to obtain new financing or to refinance any of our indebtedness, on commercially reasonable terms or at all.

Item 3.  Quantitative and Qualitative Disclosures about Market Risk

We have no material changes to the disclosure under “Item 7A. Quantitative and Qualitative Disclosures About Market Risk” included in our 2010 Annual Report on Form 10-K.

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

There were no changes in our internal control over financial reporting during the quarter ended March 31, 2011 that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

PART II.   OTHER INFORMATION

Item 1A.  Risk Factors

There have been no material changes in our risk factors from those disclosed in Part I, Item 1A of our 2010 Annual Report on Form 10-K other than as set forth below, which risk factor should be read in conjunction with the other risk factors disclosed in our 2010 Annual Report on Form 10-K.

We may not be able to successfully complete the proposed acquisition of Barcrest Group Limited

In April 2011, we entered into a definitive agreement to acquire Barcrest Group Limited, a U.K. company, and Cyberview Technology CZ s.r.o., a company incorporated in the Czech Republic, from subsidiaries of International Game Technology for approximately £33.0 million in cash, plus up to approximately £2.0 million in deferred consideration, the payment of which is subject to the satisfaction of certain conditions relating to a third-party contract. The transaction is conditioned on, among other things, obtaining U.K. competition approvals and certain third-party consents. Subject to the satisfaction of these conditions, the transaction is anticipated to close during the third quarter of 2011. There can be no assurance that all of the conditions will be satisfied. If these conditions are not satisfied or waived, we may be unable to complete the transaction.

Item 2.  Unregistered Sales of Equity Securities and Use of Proceeds

ISSUER PURCHASES OF EQUITY SECURITIES

			Total Number of Shares	Approximate Dollar Value
	Total Number	Average	Purchased as Part of	of Shares that May Yet Be
	of Shares	Price Paid	Publicly Announced	Purchased Under the
Period	Purchased (1)	per Share	Plans or Programs	Plans or Programs (2)
1/1/2011 - 1/31/2011	2,032	$10.15	—	$173.7 million
2/1/2011 - 2/28/2011	149,095	$9.51	—	$173.7 million
3/1/2011 - 3/31/2011	10,215	$8.79	—	$173.7 million
Total	161,342	$9.48	—	$173.7 million

(1)

There were no shares purchased as part of the publicly announced repurchase program during the quarter ended March 31, 2011. The activity in this column reflects 161,342 shares acquired from employees to satisfy the withholding taxes associated with the vesting of restricted stock units during the quarter ended March 31, 2011.

(2)	The $200 million stock repurchase program, which expires on December 31, 2011, was publicly announced on May 10, 2010.

Item 6.	Exhibits

Exhibit Number

10.1

Sixth Amendment, dated as of March 11, 2011, among SGI, as borrower, the Company, as guarantor, the several lenders parties thereto and JPMorgan Chase Bank, N.A., as administrative agent (the “Agent”), which amended the Credit Agreement, dated as of June 9, 2008 and amended and restated as of February 12, 2010, among SGI, the Company, the several lenders from time to time parties thereto and the Agent, as amended by the First Incremental Amendment, dated as of June 17, 2010, among SGI, the Company, the subsidiary guarantors party thereto, the incremental term lenders party thereto and the Agent and the Fifth Amendment, dated as of December 16, 2010, among SGI, the Company, the several lenders parties thereto and the Agent (incorporated by reference to Exhibit 10.1 to the Company’s Current Report on Form 8-K filed on March 14, 2011).

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

101

Financial statements from the quarterly report on Form 10-Q of the Company for the quarter ended March 31, 2011, filed on May 10, 2011, formatted in Extensible Business Reporting Language (XBRL): (i) the Consolidated Statements of Operations, (ii) the Consolidated Balance Sheets, (iii) the Consolidated Statements of Cash Flows and (iv) the Notes to Consolidated Financial Statements tagged as blocks of text. (†)(*)

(†) Filed herewith.

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

SCIENTIFIC GAMES CORPORATION
(Registrant)

	By:	/s/ Jeffrey S. Lipkin
	Name:	Jeffrey S. Lipkin
	Title:	Senior Vice President and Chief Financial Officer

	By:	/s/ Stephen L. Gibbs
	Name:	Stephen L. Gibbs
	Title:	Vice President and Chief Accounting Officer

Dated: May 10, 2011

INDEX TO EXHIBITS

Exhibit Number
10.1

Sixth Amendment, dated as of March 11, 2011, among SGI, as borrower, the Company, as guarantor, the several lenders parties thereto and JPMorgan Chase Bank, N.A., as administrative agent (the “Agent”), which amended the Credit Agreement, dated as of June 9, 2008 and amended and restated as of February 12, 2010, among SGI, the Company, the several lenders from time to time parties thereto and the Agent, as amended by the First Incremental Amendment, dated as of June 17, 2010, among SGI, the Company, the subsidiary guarantors party thereto, the incremental term lenders party thereto and the Agent and the Fifth Amendment, dated as of December 16, 2010, among SGI, the Company, the several lenders parties thereto and the Agent (incorporated by reference to Exhibit 10.1 to the Company’s Current Report on Form 8-K filed on March 14, 2011).

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

101

Financial statements from the quarterly report on Form 10-Q of the Company for the quarter ended March 31, 2011, filed on May 10, 2011, formatted in Extensible Business Reporting Language (XBRL): (i) the Consolidated Statements of Operations, (ii) the Consolidated Balance Sheets, (iii) the Consolidated Statements of Cash Flows and (iv) the Notes to Consolidated Financial Statements tagged as blocks of text. (†)(*)

(†) Filed herewith.

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