Form 10-Q
period 2011-06-30
SCIENTIFIC GAMES CORP
filed 2011-08-09
CIK 750004

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D. C. 20549

FORM 10-Q

{Mark One}

☒      QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended June 30, 2011

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

The registrant has the following number of shares outstanding of each of the registrant’s classes of common stock as of August 3, 2011:

Class A Common Stock: 92,125,024

Class B Common Stock: None

SCIENTIFIC GAMES CORPORATION AND SUBSIDIARIES

INDEX TO FINANCIAL INFORMATION

AND OTHER INFORMATION

THREE AND SIX MONTHS ENDED JUNE 30, 2011

Forward-Looking Statements

Throughout this Quarterly Report on Form 10-Q we make “forward-looking statements” within the meaning of the U.S. Private Securities Litigation Reform Act of 1995. Forward-looking statements describe future expectations, plans, results or strategies and can often be identified by the use of terminology such as “may,” “will,” “estimate,” “intend,” “continue,” “believe,” “expect,” “anticipate,” “could,” “potential,” “opportunity,” or similar terminology. The forward-looking statements contained in this Quarterly Report on Form 10-Q are generally located in the material set forth under the headings “Management’s Discussion and Analysis of Financial Condition and Results of Operations” but may be found in other locations as well. These statements are based upon management’s current expectations, assumptions and estimates and are not guarantees of future results or performance. Actual results may differ materially from those projected in these statements due to a variety of risks and uncertainties and other factors, including, among other things: competition; material adverse changes in economic and industry conditions; technological change; retention and renewal of existing contracts and entry into new or revised contracts; availability and adequacy of cash flows to satisfy obligations and indebtedness or future needs; protection of intellectual property; security and integrity of software and systems; laws and government regulation, including those relating to gaming licenses, permits and operations; inability to identify, complete and integrate future acquisitions; inability to complete the proposed acquisition of Barcrest Group Limited and Cyberview Technology CZ s.r.o.; inability to benefit from, and risks associated with, joint ventures and strategic investments and relationships; failure of the Company’s Northstar joint venture to meet the net income targets or otherwise realize the anticipated benefits under its private management agreement with the Illinois Lottery; seasonality; inability to identify and capitalize on trends and changes in the lottery and gaming industries; inability to enhance and develop successful gaming concepts; dependence on suppliers and manufacturers; liability for product defects; fluctuations in foreign currency exchange rates and other factors associated with foreign operations; influence of certain stockholders; dependence on key personnel; failure to perform on contracts; resolution of pending or future litigation; labor matters; and stock price volatility. Additional information regarding risks and uncertainties and other factors that could cause actual results to differ materially from those contemplated in forward-looking statements is included from time to time in our filings with the Securities and Exchange Commission (“SEC”), including under the heading “Risk Factors” in our most recent Annual Report on Form 10-K and in this Quarterly Report on Form 10-Q. Forward-looking statements speak only as of the date they are made and, except for our ongoing obligations under the U.S. federal securities laws, we undertake no obligation to publicly update any forward-looking statements whether as a result of new information, future events or otherwise.

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

PART 1. FINANCIAL INFORMATION

Item 1. Financial Statements

SCIENTIFIC GAMES CORPORATION AND SUBSIDIARIES

CONSOLIDATED BALANCE SHEETS

As of June 30, 2011 and December 31, 2010

(Unaudited, in thousands, except per share amounts)

	June 30,	December 31,
	2011	2010
ASSETS
Current assets:
Cash and cash equivalents	$127,256	$124,281
Accounts receivable, net of allowance for doubtful accounts of $2,150 and $2,175 as of June 30, 2011 and December 31, 2010, respectively	166,771	178,179
Inventories	69,229	68,744
Deferred income taxes, current portion	2,528	2,448
Prepaid expenses, deposits and other current assets	50,095	40,013
Total current assets	415,879	413,665
Property and equipment, at cost	787,604	776,367
Less accumulated depreciation	(350,920)	(325,786)
Net Property and equipment	436,684	450,581
Goodwill, net	780,927	763,915
Intangible assets, net	78,659	70,613
Other assets and investments	502,542	452,764
Total assets	$2,214,691	$2,151,538

LIABILITIES AND STOCKHOLDERS’ EQUITY
Current liabilities:
Debt payments due within one year	$9,479	$8,431
Accounts payable	55,872	50,642
Accrued liabilities	134,260	136,925
Total current liabilities	199,611	195,998
Deferred income taxes	63,376	60,858
Other long-term liabilities	61,344	53,765
Long-term debt, excluding current installments	1,381,335	1,388,259
Total liabilities	1,705,666	1,698,880
Commitments and contingencies
Stockholders’ equity:
Class A common stock, par value $0.01 per share, 199,300 shares authorized, 97,863 and 97,474 shares issued and 92,114 and 91,725 shares outstanding as of June 30, 2011 and December 31, 2010, respectively	979	975
Additional paid-in capital	682,093	674,691
Accumulated earnings	(130,934)	(131,021)
Treasury stock, at cost, 5,749 shares held as of June 30, 2011 and December 31, 2010	(74,460)	(74,460)
Accumulated other comprehensive income (loss)	31,347	(17,527)
Total stockholders’ equity	509,025	452,658
Total liabilities and stockholders’ equity	$2,214,691	$2,151,538

See accompanying notes to consolidated financial statements

SCIENTIFIC GAMES CORPORATION AND SUBSIDIARIES

CONSOLIDATED STATEMENTS OF OPERATIONS

Three Months Ended June 30, 2011 and 2010

(Unaudited, in thousands, except per share amounts)

	Three Months Ended June 30,
	2011	2010
Revenue:
Instant tickets	$130,419	$118,439
Services	82,096	101,010
Sales	7,733	13,584
Total revenue	220,248	233,033

Operating expenses:
Cost of instant tickets (1)	72,133	68,227
Cost of services (1)	41,460	55,171
Cost of sales (1)	5,361	9,600
Selling, general and administrative expenses	43,426	40,552
Write-down of assets held for sale	—	5,874
Depreciation and amortization	29,004	27,078
Operating income	28,864	26,531
Other (income) expense:
Interest expense	26,409	24,845
Earnings from equity investments	(9,224)	(13,631)
Other (income) expense, net	(876)	6,584
	16,309	17,798
Net income before income taxes	12,555	8,733
Income tax expense	5,536	13,076
Net income (loss)	$7,019	$(4,343)

Basic and diluted net income (loss) per share:
Basic net income (loss) per share	$0.08	$(0.05)
Diluted net income (loss) per share	$0.08	$(0.05)

Weighted-average number of shares used in per share calculations:
Basic shares	92,069	93,552
Diluted shares	92,565	93,552

(1) Exclusive of depreciation and amortization.

See accompanying notes to consolidated financial statements

SCIENTIFIC GAMES CORPORATION AND SUBSIDIARIES

CONSOLIDATED STATEMENTS OF OPERATIONS

Six Months Ended June 30, 2011 and 2010

(Unaudited, in thousands, except per share amounts)

	Six Months Ended June 30,
	2011	2010
Revenue:
Instant tickets	$244,279	$227,538
Services	155,843	194,714
Sales	16,782	27,120
Total revenue	416,904	449,372

Operating expenses:
Cost of instant tickets (1)	139,366	132,144
Cost of services (1)	80,382	109,613
Cost of sales (1)	11,051	19,866
Selling, general and administrative expenses	82,980	79,108
Write-down of assets held for sale	—	5,874
Depreciation and amortization	59,908	54,733
Operating income	43,217	48,034
Other (income) expense:
Interest expense	52,864	49,559
Earnings from equity investments	(18,574)	(29,443)
Other (income) expense, net	(1,870)	12,566
	32,420	32,682
Net income before income taxes	10,797	15,352
Income tax expense	10,710	14,808
Net income	$87	$544

Basic and diluted net income per share:
Basic net income per share	$0.00	$0.01
Diluted net income per share	$0.00	$0.01

Weighted-average number of shares used in per share calculations:
Basic shares	91,978	93,771
Diluted shares	92,518	94,364

(1) Exclusive of depreciation and amortization.

See accompanying notes to consolidated financial statements

SCIENTIFIC GAMES CORPORATION AND SUBSIDIARIES

CONSOLIDATED STATEMENTS OF CASH FLOWS

Six Months Ended June 30, 2011 and 2010

(Unaudited, in thousands, except per share amounts)

	Six Months Ended June 30,
	2011	2010
Cash flows from operating activities:
Net income	$87	$544
Adjustments to reconcile net income to cash provided by operating activities:
Depreciation and amortization	59,908	54,733
Change in deferred income taxes	768	11,611
Stock-based compensation	9,702	12,533
Non-cash interest expense	4,107	3,396
Undistributed earnings from equity investments	10,186	4,133
Write-down of assets held for sale	—	5,874
Changes in current assets and liabilities, net of effects of acquisitions
Accounts receivable	13,664	16,131
Inventories	191	2,220
Accounts payable	(8,587)	(13,818)
Accrued liabilities	1,052	(8,711)
Other current assets and liabilities	6,297	14,491
Other	208	(1)
Net cash provided by operating activities	97,583	103,136

Cash flows from investing activities:
Capital expenditures	(3,613)	(3,329)
Lottery and gaming systems expenditures	(22,191)	(31,502)
Other intangible assets and software expenditures	(18,372)	(18,009)
Change in other assets and liabilities, net	(9,323)	(767)
Net equity investments	(33,799)	(126,810)
Business acquisitions, net of cash acquired	—	(5,906)
Net cash used in investing activities	(87,298)	(186,323)

Cash flows from financing activities:
Proceeds from issuance of long-term debt	—	105,541
Payment on long-term debt	(4,661)	(91,507)
Payment of financing fees	(2,623)	(6,778)
Purchases of treasury stock	—	(18,227)
Net proceeds from issuance of common stock	(1,353)	(394)
Net cash (used in) provided by financing activities	(8,637)	(11,365)
Effect of exchange rate changes on cash and cash equivalents	1,327	(14,753)
Increase (decrease) in cash and cash equivalents	2,975	(109,305)
Cash and cash equivalents, beginning of period	124,281	260,131
Change in cash and cash equivalents of held for sale operations at June 30, 2010	—	627
Cash and cash equivalents, end of period	$127,256	$151,453

See accompanying notes to consolidated financial statements

Non-cash investing and financing activities

For the six months ended June 30, 2011 and 2010

During the six months ended June 30, 2011 we contributed approximately $37,000 to International Terminal Leasing (“ITL”) which is described in Note 3 of the Notes to Consolidated Financial Statements herein, including a non-cash investment of $8,200 out of our total investment in ITL of approximately $37,000 as of June 30, 2011.  There were no significant non-cash investing and financing activities for the six months ended June 30, 2010.

SCIENTIFIC GAMES CORPORATION AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

(Unaudited, in thousands, except per share amounts)

Notes to Consolidated Financial Statements

(1) Consolidated Financial Statements

Basis of Presentation

The Consolidated Balance Sheet as of June 30, 2011, the Consolidated Statements of Operations for the three and six months ended June 30, 2011 and 2010, and the Consolidated Statements of Cash Flows for the six months ended June 30, 2011 and 2010, have been prepared by Scientific Games Corporation and are unaudited. When used in these notes, the terms “we,” “us,” “our” and the “Company” refer to Scientific Games Corporation and all entities included in our consolidated financial statements unless otherwise specified or the context otherwise indicates. In the opinion of management, all adjustments necessary to present fairly our consolidated financial position as of June 30, 2011, the results of our operations for the three and six months ended June 30, 2011 and 2010 and our cash flows for the six months ended June 30, 2011 and 2010 have been made. Such adjustments are of a normal, recurring nature.

Certain information and footnote disclosures normally included in consolidated financial statements prepared in accordance with accounting principles generally accepted in the United States of America have been condensed or omitted. These consolidated financial statements should be read in conjunction with the consolidated financial statements and notes thereto included in our 2010 Annual Report on Form 10-K. The results of operations for the three and six months ended June 30, 2011 are not necessarily indicative of the results of operations for the full year.

Significant Accounting Policies

We describe our significant accounting policies in Note 1 of the Notes to Consolidated Financial Statements in our 2010 Annual Report on Form 10-K. There have been no changes to our significant accounting policies during the period ended June 30, 2011 except as discussed below.

In September 2009, the Financial Accounting Standards Board (“FASB”) amended the Accounting Standards Codification (“ASC”) as summarized in Accounting Standards Update (“ASU”) 2009-14, Software (Topic 985): Certain Revenue Arrangements That Include Software Elements, and ASU 2009-13, Revenue Recognition (Topic 605): Multiple-Deliverable Revenue Arrangements. As summarized in ASU 2009-14, ASC Topic 985 has been amended to remove from the scope of industry-specific revenue accounting guidance for software and software related transactions, tangible products containing software components and non-software components that function together to deliver the product’s essential functionality. As summarized in ASU 2009-13, ASC Topic 605 has been amended: (1) to provide updated guidance on whether multiple deliverables exist, how the deliverables in an arrangement should be separated, and the consideration allocated; (2) to require an entity to allocate revenue in an arrangement using estimated selling prices of deliverables if a vendor does not have vendor-specific objective evidence or third-party evidence of the selling price; and (3) to eliminate the use of the residual method and require an entity to allocate revenue using the relative selling price method. The accounting changes summarized in ASU 2009-14 and ASU 2009-13 are both effective for fiscal years beginning on or after June 15, 2010, with early adoption permitted. Adoption may either be on a prospective basis or by retrospective application.

We adopted these amendments to the ASC on January 1, 2011 on a prospective basis as applicable to our revenue generated from licensing branded properties that are coupled with a service component, where we also purchase and distribute prizes on behalf of lottery authorities. The impact of these accounting changes was not material to our consolidated financial statements for the three and six months ended June 30, 2011.

Basic and Diluted Net Income (Loss) Per Share

The following represents a reconciliation of the numerator and denominator used in computing basic and diluted net income (loss) per share available to common stockholders for the three and six months ended June 30, 2011 and 2010:

	Three Months Ended		Six Months Ended
	June 30,		June 30,
	2011	2010	2011	2010
Income (numerator)
Net income (loss)	$7,019	$(4,343)	$87	$544

Shares (denominator)
Weighted-average basic common shares outstanding	92,069	93,552	91,978	93,771
Effect of dilutive securities-stock rights	496	—	540	593
Weighted-average diluted common shares outstanding	92,565	93,552	92,518	94,364

Basic and diluted per share amounts
Basic net income (loss) per share	$0.08	$(0.05)	$0.00	$0.01
Diluted net income (loss) per share	$0.08	$(0.05)	$0.00	$0.01

The weighted-average diluted common shares outstanding for the three and six months ended June 30, 2011 excludes the effect of approximately 7,967 and 7,690 weighted-average stock rights outstanding, respectively, because their effect would be anti-dilutive.  For the three months ended June 30, 2010, there were no dilutive stock rights outstanding due to the net loss reported for the period.  The weighted-average diluted common shares outstanding for the six months ended June 30, 2010 excludes the effect of approximately 6,408 weighted-average stock rights outstanding, because their effect would be anti-dilutive.

(2) Operating Segment Information

We operate in three segments: Printed Products Group; Lottery Systems Group; and Diversified Gaming Group. During the first quarter of 2011 we reviewed the allocation of overhead expenses to our reportable segments in light of the realignment of our management structure. Based on this review, we determined to no longer allocate certain overhead expenses to our reportable segments. This change, which was effective January 1, 2011, had no impact on the Company’s consolidated balance sheets or its statements of operations, cash flows or changes in stockholders’ equity for any periods. Prior period segment information has been adjusted to reflect the change in segment reporting.

The following tables represent revenue, cost of revenue, depreciation, amortization, selling, general and administrative expenses and operating income for the three and six months ended June 30, 2011 and 2010, by reportable segments. Corporate expenses, including interest expense, other (income) expense and corporate depreciation and amortization, are not allocated to the reportable segments.

	Three Months Ended June 30, 2011
	Printed Products Group	Lottery Systems Group	Diversified Gaming Group	Totals
Revenue:
Instant tickets	$130,419	$—	$—	$130,419
Services	—	51,196	30,900	82,096
Sales	2,087	5,634	12	7,733
Total revenue	$132,506	$56,830	$30,912	$220,248

Cost of instant tickets (1)	$72,133	$—	$—	$72,133
Cost of services (1)	—	26,220	15,240	41,460
Cost of sales (1)	1,238	4,123	—	5,361
Selling, general and administrative expenses	13,112	5,524	3,636	22,272
Depreciation and amortization	8,208	11,879	8,789	28,876
Segment operating income	$37,815	$9,084	$3,247	$50,146
Unallocated corporate costs				21,282
Consolidated operating income				$28,864

	Three Months Ended June 30, 2010
	Printed Products Group	Lottery Systems Group	Diversified Gaming Group	Totals

Revenue:
Instant tickets	$118,439	$—	$—	$118,439
Services	—	53,517	47,493	101,010
Sales	2,731	8,666	2,187	13,584
Total revenue	$121,170	$62,183	$49,680	$233,033

Cost of instant tickets (1)	$68,227	$—	$—	$68,227
Cost of services (1)	—	25,637	29,534	55,171
Cost of sales (1)	1,969	6,186	1,445	9,600
Selling, general and administrative expenses	11,730	6,858	5,181	23,769
Write-down of assets held for sale	—	—	5,874	5,874
Depreciation and amortization	8,429	10,839	7,686	26,954
Segment operating income	$30,815	$12,663	$(40)	$43,438
Unallocated corporate costs				16,907
Consolidated operating income				$26,531

(1) Exclusive of depreciation and amortization.

	Six Months Ended June 30, 2011
	Printed Products Group	Lottery Systems Group	Diversified Gaming Group	Totals

Revenue:
Instant tickets	$244,279	$—	$—	$244,279
Services	—	100,412	55,431	155,843
Sales	3,857	12,807	118	16,782
Total revenue	$248,136	$113,219	$55,549	$416,904

Cost of instant tickets (1)	$139,366	$—	$—	$139,366
Cost of services (1)	—	52,188	28,194	80,382
Cost of sales (1)	2,244	8,772	35	11,051
Selling, general and administrative expenses	23,492	9,796	6,562	39,850
Depreciation and amortization	16,568	23,246	19,837	59,651
Segment operating income	$66,466	$19,217	$921	$86,604
Unallocated corporate costs				43,387
Consolidated operating income				$43,217

	Six Months Ended June 30, 2010
	Printed Products Group	Lottery Systems Group	Diversified Gaming Group	Totals

Revenue:
Instant tickets	$227,538	$—	$—	$227,538
Services	—	101,704	93,010	194,714
Sales	5,601	18,377	3,142	27,120
Total revenues	$233,139	$120,081	$96,152	$449,372

Cost of instant tickets (1)	$132,144	$—	$—	$132,144
Cost of services (1)	—	52,310	57,303	109,613
Cost of sales (1)	3,977	13,645	2,244	19,866
Selling, general and administrative expenses	21,970	12,239	11,554	45,763
Write-down of assets held for sale	—	—	5,874	5,874
Depreciation and amortization	16,966	21,653	15,867	54,486
Segment operating income	$58,082	$20,234	$3,310	$81,626
Unallocated corporate costs				33,592
Consolidated operating income				$48,034

(1) Exclusive of depreciation and amortization.

The following table provides a reconciliation of segment operating income to consolidated income before income taxes for each period:

	Three Months Ended		Six Months Ended
	June 30,		June 30,
	2011	2010	2011	2010
Reported segment operating income	$50,146	$43,438	$86,604	$81,626
Unallocated corporate costs	(21,282)	(16,907)	(43,387)	(33,592)
Consolidated operating income	28,864	26,531	43,217	48,034
Interest expense	(26,409)	(24,845)	(52,864)	(49,559)
Earnings from equity investments	9,224	13,631	18,574	29,443
Other income (expense), net	876	(6,584)	1,870	(12,566)
Income before income taxes	$12,555	$8,733	$10,797	$15,352

In evaluating financial performance, we focus on operating income as a segment’s measure of profit or loss. Operating income is income before interest income, interest expense, earnings from equity investments, unallocated corporate expenses and income taxes. The accounting policies of the reportable segments are the same as those described in the summary of significant accounting policies (see Note 1 of the Notes to Consolidated Financial Statements in our 2010 Annual Report on Form 10-K).

(3) Equity Method Investments

Lotterie Nazionali S.r.l. / Consorzio Lotterie Nazionali

We are a 20% equity owner in Lotterie Nazionali S.r.l. (“LNS”), a joint venture comprised principally of us, Lottomatica Group S.p.A. (“Lottomatica”) and Arianna 2001, a company owned by the Federation of Italian Tobacconists, that was awarded the concession from the Italian Monopoli di Stato to be the exclusive operator of the Italian Gratta e Vinci instant ticket lottery beginning on October 1, 2010. The concession has an initial term of nine years (subject to a performance evaluation during the fifth year) and could be extended by the Monopoli di Stato for an additional nine years. LNS succeeded Consorzio Lotterie Nazionali (“CLN”), a consortium comprised of essentially the same group that owns LNS, as holder of the concession. Under the new concession, we are the primary supplier of instant lottery tickets for the joint venture, as we were under the prior concession. CLN, which had held the concession since 2004, is being wound up and the bulk of its assets have been transferred to LNS. LNS paid €800,000 in upfront fees under the terms of the new concession. We paid our pro rata share of these fees in 2010 (€160,000). The upfront fees associated with the new concession are amortized by LNS (anticipated to be approximately €89,000 each year of the new concession on a pre-tax basis), which reduces our earnings from our equity investment in LNS. Our share of the amortization is expected to be approximately €18,000 each year on a pre-tax basis. In light of the corporate structure of LNS, we record our earnings from our equity investment in LNS on an after-tax basis under applicable accounting rules, which impacts the comparability of our results of operations associated with LNS with our results of operations associated with CLN, since we recorded earnings from our equity investment in CLN on a pre-tax basis. Subject to applicable limitations, we are entitled to receive from LNS annual cash dividends as well as periodic return of capital payments over the life of the concession. In April 2011, we received a dividend of $22,012 from CLN. In May 2011, we received $10,504 from LNS comprised of a dividend of $4,238 and a return of capital payment of $6,266.

Northstar Lottery Group, LLC

We are a 20% equity owner in Northstar Lottery Group, LLC (“Northstar”), a joint venture with GTECH Corporation, a subsidiary of Lottomatica, that was formed to bid for the agreement to be the private manager for the Illinois lottery for a ten-year term. Northstar was selected as the private manager following a competitive procurement and entered into a private management agreement with the State of Illinois on January 18, 2011 (the “PMA”). As the private manager, Northstar will, subject to the oversight of the Illinois lottery, manage the day-to-day operations of the lottery including lottery game development and portfolio management, retailer recruitment and training, supply of goods and services and overall marketing strategy. Under the terms of the PMA, Northstar is entitled to receive annual incentive compensation payments to the extent it is successful in increasing the lottery’s net income above specified target levels, subject to a cap of 5% of the applicable year’s net income. Northstar will be responsible for payments to the State to the extent such targets are not achieved, subject to a similar cap. Northstar is expected to be reimbursed on a monthly basis for most of its operating expenses under the PMA. Under our agreement with Northstar, we will be responsible for the design, development, manufacturing, warehousing and distribution of instant lottery tickets and will be compensated based on a percentage of retail sales.

On January 26, 2011, the Appellate Court of Illinois upheld a constitutional challenge to the revenue statute that, among other things, amended the lottery law to facilitate the PMA on grounds that the statute impermissibly addressed more than one subject. On July 11, 2011, the Illinois Supreme Court reversed the Appellate Court decision and upheld the revenue statute.  Operations under the PMA commenced on July 1, 2011. We contributed $10,000 to Northstar in March 2011 and additional $2,000 in July 2011.  We account for our interest in Northstar under the equity method of accounting.

International Terminal Leasing

As contemplated by our strategic agreements with Video B Holdings Limited (“Video B”), a subsidiary of Playtech Limited, relating to our license of Video B’s back-end technology platform for our gaming machines, we formed ITL with Video B in the first quarter of 2011. The purpose of ITL is to acquire gaming terminals using funds contributed to the capital of ITL by each partner. The gaming terminals, which will employ Video B’s software, will be leased to whichever Company subsidiary is to provide the terminals to third-party customers. We account for our interest in ITL under the equity method of accounting. The equity interest of each partner is expected to vary based on the respective capital contributions from the partners; however, each partner has joint control regarding operating decisions of ITL. Intra-entity profits and losses will be eliminated as necessary. As of June 30, 2011 our investment in ITL was $37,002 which is included in Other Assets and Investments. The impact of ITL on our Consolidated Statements of Operations for the three or six months ended June 30, 2011 was not material.

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

(4) Comprehensive Income (Loss)

The following presents a reconciliation of net income (loss) to comprehensive income (loss) for the three and six months ended June 30, 2011 and 2010:

	Three Months Ended		Six Months Ended
	June 30,		June 30,
	2011	2010	2011	2010
Net income (loss)	$7,019	$(4,343)	$87	$544
Other comprehensive income (loss):
Foreign currency translation (loss) gain	13,342	(34,384)	47,962	(63,248)
Gain on derivative financial instruments (1)	462	321	912	287
Total other comprehensive income (loss)	13,804	(34,063)	48,874	(62,961)
Comprehensive income (loss)	$20,823	$(38,406)	$48,961	$(62,417)

(1) For the three and six months ending June 30, 2011, the change is net of income taxes of approximately $308 and $608, respectively.  For the three and six months ending June 30, 2010, the change is net of income taxes of approximately $217 and $194, respectively.

(5) Inventories

Inventories consist of the following:

	June 30,	December 31,
	2011	2010
Parts and work-in-process	$25,646	$23,224
Finished goods	43,583	45,520
	$69,229	$68,744

Parts and work-in-process includes costs for equipment expected to be sold. Costs incurred for equipment associated with specific lottery and gaming contracts not yet placed in service are classified as construction in progress in property and equipment and are not depreciated.

(6) Long-Term Debt

Credit Agreement

The Company and its wholly owned subsidiary, Scientific Games International, Inc. (“SGI”), entered into a credit agreement, dated as of June 9, 2008 and amended and restated as of February 12, 2010 (as amended from time to time, the “Credit Agreement”), among SGI, the Company, the several lenders from time to time party thereto and JPMorgan Chase Bank, N.A., as administrative agent. The Credit Agreement provides for a $250,000 senior secured revolving credit facility and senior secured term loan credit facilities under which $566,409 of borrowings are outstanding as of June 30, 2011. The Credit Agreement is scheduled to mature on June 9, 2013.

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

A summary of the terms of the Credit Agreement, including the financial ratios that the Company is required to maintain under the terms of the Credit Agreement (which ratios were not adjusted by the Amendment), is included in Note 8 of the Notes to Consolidated Financial Statements in our 2010 Annual Report on Form 10-K. For more information regarding the Amendment, see our Current Report on Form 8-K filed with the SEC on March 14, 2011.

As of June 30, 2011, we had approximately $196,604 available for additional borrowing or letter of credit issuances under our revolving credit facility. There were no borrowings and $53,396 in outstanding letters of credit under our revolving credit facility as of June 30, 2011. Our ability to borrow under the Credit Agreement will depend on us remaining in compliance with the covenants contained in the Credit Agreement.

We were in compliance with our covenants under the Credit Agreement as of June 30, 2011.

Outstanding Debt and Capital Leases

As of June 30, 2011, we had total debt outstanding of $1,390,814 including $566,409 outstanding under our term loan facilities under the Credit Agreement, $345,365 in aggregate principal amount of SGI’s 9.25% senior subordinated notes due 2019 (the “2019 Notes”), $200,000 in aggregate principal amount of SGI’s 7.875% senior subordinated notes due 2016 (the “2016 Notes”), $250,000 in aggregate principal amount of the Company’s 8.125% senior subordinated notes due 2018 (the “2018 Notes”), and loans denominated in Chinese Renminbi Yuan (“RMB”) totaling RMB178,500 of which RMB116,000 matures in December 2012 and RMB62,500 matures in January 2013.

On May 6, 2011, we paid the remaining £628 aggregate principal amount outstanding of the promissory notes we issued to defer a portion of the earn-out payable in connection with our acquisition of The Global Draw Limited (“Global Draw”) in 2006.

(7) Derivative Financial Instruments

Effective October 17, 2008, SGI entered into a three-year interest rate swap agreement (the “Hedge”) with JPMorgan. Under the Hedge, which is designated as a cash flow hedge, SGI pays interest on a $100,000 notional amount of debt at a fixed rate of 3.49% and receives interest on a $100,000 notional amount of debt at the prevailing three-month LIBOR rate. The objective of the Hedge is to eliminate the variability of cash flows attributable to the LIBOR component of interest expense paid on $100,000 of our variable-rate debt. As of June 30, 2011, the Hedge was measured at a fair value of $968 using Level 2 valuation techniques of the fair value hierarchy and included in accrued liabilities on the Consolidated Balance Sheet.

Hedge effectiveness is measured quarterly on a retrospective basis using the cumulative dollar-offset approach in which the cumulative changes in the cash flows of the actual swap are compared to the cumulative changes in the cash flows of the hypothetical swap. The effective portion of the Hedge is recorded in other comprehensive income (loss) and the ineffective portion of the Hedge, if any, is recorded in the Consolidated Statements of Operations. During the three and six months ended June 30, 2011, we recorded a gain of approximately $462 and $912, respectively, in other comprehensive income (loss). During the three and six months ended June 30, 2010, we recorded a gain of approximately $321 and $287, respectively, in other comprehensive income (loss). There was no ineffective portion of the Hedge recorded in the Consolidated Statements of Operations in either period. Amounts recorded in other comprehensive income (loss) that were deferred on the effective hedged forecasted transactions are reclassified to earnings when the interest expense related to the hedged item affects earnings.

(8) Goodwill and Intangible Assets

The following disclosure presents certain information regarding our intangible assets as of June 30, 2011 and December 31, 2010. Amortizable intangible assets are amortized over their estimated useful lives with no estimated residual values.

Intangible Assets	Gross Carrying Amount	Accumulated Amortization	Net Balance
Balance as of June 30, 2011
Amortizable intangible assets:
Patents	$12,394	$4,809	$7,585
Customer lists	29,903	19,573	10,330
Licenses	77,123	52,427	24,696
Intellectual property	18,273	18,217	56
Lottery contracts	1,500	1,144	356
	139,193	96,170	43,023
Non-amortizable intangible assets:
Trade name	37,754	2,118	35,636
Total intangible assets	$176,947	$98,288	$78,659

Balance as of December 31, 2010
Amortizable intangible assets:
Patents	$12,106	$4,321	$7,785
Customer lists	30,083	19,009	11,074
Licenses	62,124	46,381	15,743
Intellectual property	17,833	17,719	114
Lottery contracts	1,500	1,093	407
	123,646	88,523	35,123
Non-amortizable intangible assets:
Trade name	37,608	2,118	35,490
Total intangible assets	$161,254	$90,641	$70,613

The aggregate intangible amortization expense for the three and six months ended June 30, 2011 was approximately $3,700 and $7,500, respectively. The aggregate intangible amortization expense for the three and six months ended June 30, 2010 was approximately $3,300 and $7,500, respectively.

The table below reconciles the change in the carrying amount of goodwill, by reporting segment, for the period from December 31, 2010 to June 30, 2011. In the six months ended June 30, 2011, we recorded an increase in goodwill of approximately $17,000 as a result of foreign currency translation.

Goodwill	Printed Products Group	Lottery Systems Group	Diversified Gaming Group	Totals
Balance as of December 31, 2010	$335,481	186,944	241,490	763,915
Adjustments	2,614	7,355	7,043	17,012
Balance as of June 30, 2011	$338,095	194,299	248,533	780,927

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

The following table sets forth the combined amount of net periodic benefit cost recognized for the three and six months ended June 30, 2011 and 2010:

	Three Months Ended		Six Months Ended
	June 30,		June 30,
	2011	2010	2011	2010
Components of net periodic pension benefit cost:
Service cost	$462	$471	$923	$943
Interest cost	1,173	1,237	2,347	2,473
Expected return on plan assets	(1,162)	(1,226)	(2,324)	(2,451)
Amortization of actuarial gains	95	140	189	280
Amortization of prior service costs	(3)	11	(5)	22
Net periodic cost	$565	$633	$1,130	$1,267

We have a 401(k) plan for U.S.-based employees who are not covered by a collective bargaining agreement. We contribute 37.5 cents on the dollar for the first 6% of participant contributions for a match of up to 2.25% of eligible compensation.

(10) Income Taxes

The effective tax rates of 44.1% and 99.2%, respectively, for the three and six months ended June 30, 2011 were determined using an estimated annual effective tax rate and after considering any discrete items for such periods. Due to a valuation allowance against our U.S. deferred tax assets, the effective tax rate for the three and six months ended June 30, 2011 does not include the benefit of the current year forecasted U.S. tax loss. Income tax expense for the three and six months ended June 30, 2011 is primarily due to income tax expense in foreign jurisdictions.

The effective tax rates of 149.7% and 96.5%, respectively, for the three and six months ended June 30, 2010 were determined using an estimated annual effective tax rate and after considering any discrete items for such periods.  The effective tax rate for the three and six months ended June 30, 2010 includes the impact of a valuation allowance against certain U.S. state deferred tax assets.

In 2010, we established a valuation allowance of $149,583 against the U.S. deferred tax assets that, in the judgment of management, are more likely than not to expire before they can be utilized. In assessing the recoverability of our deferred tax assets, we analyzed all evidence, both positive and negative. We considered, among other things, our deferred tax liabilities, our historical earnings and losses, projections of future income, and tax-planning strategies available to us. We have not changed our assessment regarding the recoverability of our U.S. deferred tax assets for the three and six months ended June 30, 2011.

(11) Stockholders’ Equity

The following demonstrates the change in the number of shares of Class A common stock outstanding during the six months ended June 30, 2011 and during the fiscal year ended December 31, 2010:

	Six Months	Twelve Months
	Ended	Ended
	June 30,	December 31,
	2011	2010
Shares outstanding as of beginning of period	91,725	93,883
Shares issued as part of equity-based compensation plans and the Employee Stock Purchase Plan (“ESPP”), net of RSUs surrendered	389	461
Shares repurchased into treasury stock	—	(2,619)
Shares outstanding as of end of period	92,114	91,725

(12) Stock-Based Compensation

We offer stock-based compensation through the use of stock options and restricted stock units (“RSUs”). We grant stock options to employees and directors under our equity-based compensation plans with exercise prices that are not less than the fair market value of our common stock at the date of grant. The terms of the stock option and RSU awards, including the vesting schedule of such awards, are determined at our discretion subject to the terms of the applicable equity-based compensation plan. Options granted over the last several years have generally been exercisable in four or five equal installments beginning on the first anniversary of the date of grant with a maximum term of ten years. RSUs typically vest in four or five equal installments beginning on the first anniversary of the date of grant or when certain performance measures are met. There are 13,500 shares of common stock authorized for awards under our 2003 Incentive Compensation Plan (the “Plan”) plus available shares from a preexisting equity-based compensation plan, which plans were approved by our stockholders. We also have outstanding stock options granted as part of inducement stock option awards that are not approved by stockholders prior to being granted. We record compensation cost for all stock options and RSUs based on the fair value at the grant date.

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

In connection with A. Lorne Weil becoming Chief Executive Officer, the Company entered into an amendment to his employment agreement effective December 2, 2010. Pursuant to the amendment, the Company awarded to Mr. Weil sign-on equity awards consisting of 1,000 stock options with an exercise price of $9.00 per share (representing an approximately 12% premium to the market value of our common stock on the date of grant) and a ten-year term and 1,000 RSUs, which awards have a four-year vesting schedule, with 25% scheduled to vest on December 31, 2011 and on each of the next three anniversaries of such date (such options and RSUs, the “time-vesting equity awards”). Mr. Weil was also awarded additional performance-conditioned awards consisting of 1,000 stock options with an exercise price of $8.06 per share (representing the market value of our common stock on the date of grant) and 1,000 RSUs, which awards have a five-year vesting schedule, with 20% of such options and RSUs scheduled to vest each year if specified performance targets are met (subject to certain “carryover” vesting provisions as described in the employment agreement amendment) (such performance-conditioned stock options and RSUs, the “performance-conditioned equity awards”).

The performance-conditioned stock options will expire, and the performance-conditioned RSUs will be forfeited, on March 15, 2016 to the extent that such awards remain unvested on such date. Any performance-conditioned stock options that have vested by March 15, 2016 will expire ten years from the date of grant. Delivery of shares in respect of vested performance-vesting RSUs will occur on March 15, 2016, provided that such RSUs will be forfeited to the extent that sufficient shares are not available under the Plan for such delivery. The performance-vesting stock options will not be exercisable to the extent that sufficient shares are not available under the Plan for the delivery of the shares issuable upon such exercise. In addition, to the extent that sufficient shares are not available under the Plan for the delivery of the shares underlying the 500 time-vesting RSUs that are scheduled to vest on December 31, 2013 and December 31, 2014 or the delivery of the shares issuable upon the exercise of 200 of the time-vesting stock options that are scheduled to become exercisable on December 31, 2014, the Company will settle such delivery in cash. See the Company’s Current Report on Form 8-K filed with the SEC on December 3, 2010 for additional information regarding these sign-on equity awards, including information regarding the performance targets with respect to the performance-conditioned equity awards.

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

The equity awards that will be forfeited or not exercisable and the equity awards that will be settled in cash, as the case may be, to the extent that sufficient shares are not available under the Plan at the time of delivery of the underlying shares, are not deemed to be granted for accounting purposes as stock-based equity awards (and are not reflected as granted in 2011 or 2010, as the case may be, or outstanding as of June 30, 2011 or December 31, 2010 in the tables below). Excluding the awards described in the preceding sentence, we had approximately 972 and 2,119 shares available for grants of equity awards under our equity-based compensation plans (excluding 480 and 514 shares available under our employee stock purchase plan) as of June 30, 2011 and December 31, 2010, respectively.

On July 19, 2011, we commenced a stockholder-approved exchange offer to allow eligible employees and directors the opportunity to exchange all (but not less than all) of their outstanding stock options with an exercise price greater than $11.99 that were granted before July 19, 2010, whether vested or unvested, for a lesser number of new RSUs. The exchange ratios were established in order to comply with the terms of the option exchange approved by our stockholders and so that we are unlikely to incur accounting expense as a result of the option exchange.  The exchange offer is currently set to expire on August 15, 2011.  New RSUs granted in the exchange offer will be scheduled to vest on the later of the first anniversary of the acceptance date of exchange offer and the date on which the corresponding option would have vested.  Eligible options granted under the Plan that are surrendered and accepted by us for exchange will be returned to the pool of available shares under the Plan.

Stock Options

A summary of the changes in stock options outstanding under our equity-based compensation plans during the six months ended June 30, 2011 is presented below:

	Number of Options	Weighted Average Remaining Contract Term (Years)	Weighted Average Exercise Price Per Share	Aggregate Intrinsic Value
Options outstanding as of December 31, 2010	6,751	6.0	$20.72	$1,814
Granted	754
Exercised	(2)			15
Cancelled	(307)
Options outstanding as of March 31, 2011	7,196	6.4	19.42	654
Granted	20
Exercised	(2)			11
Cancelled	(51)
Options outstanding as of June 30, 2011	7,163	6.1	19.41	3,288
Options exercisable as of June 30, 2011	4,444	4.5	$23.36	$1,132

The weighted-average grant date fair value of options granted during the three months ended June 30, 2011 and March 31, 2011 was $4.61 and $4.62, respectively. For the three and six months ended June 30, 2011, we recognized stock-based compensation expense of approximately $1,700 and $3,400, respectively, related to the vesting of stock options and the related tax benefit of approximately $630 and $1,260, respectively. For the three and six months ended June 30, 2010, we recognized stock-based compensation expense of approximately $2,100 and $4,000, respectively, related to the vesting of stock options and the related tax benefit of approximately $700 and $1,300, respectively.

As of June 30, 2011, we had unearned compensation of approximately $13,900 relating to stock option awards that will be amortized over a weighted-average period of approximately two years.

Restricted Stock Units

A summary of the changes in RSUs outstanding under our equity-based compensation plans during the six months ended June 30, 2011 is presented below:

	Number of Restricted Shares	Weighted Average Grant Date Fair Value Per Share
Non-vested units as of December 31, 2010	2,440	$15.13
Granted	917	8.92
Vested	(482)	18.43
Cancelled	(16)	15.52
Non-vested units as of March 31, 2011	2,859	$12.58
Granted	32	9.47
Vested	(44)	25.31
Cancelled	(26)	13.66
Non-vested units as of June 30, 2011	2,821	$12.34

For the three and six months ended June 30, 2011, we recognized stock-based compensation expense of approximately $3,300 and $6,200 related to the vesting of RSUs and the related tax benefit of approximately $1,240 and $2,240, respectively. For the three and six months ended June 30, 2010, we recognized equity-based compensation expense of approximately $3,300 and $8,500, respectively, related to the vesting of RSUs and the related tax benefit of approximately $1,300 and $3,300, respectively.

As of June 30, 2011, we had unearned compensation of approximately $32,300 relating to RSUs that will be amortized over a weighted-average period of approximately two years.

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

Presented below is condensed consolidating financial information for (i) the Parent Company, (ii) SGI, (iii) the Guarantor Subsidiaries and (iv) our 100%-owned foreign subsidiaries and our non-100%-owned domestic and foreign subsidiaries (collectively, the “Non-Guarantor Subsidiaries”) as of June 30, 2011 and December 31, 2010 and for the three and six months ended June 30, 2011 and 2010. The condensed consolidating financial information has been presented to show the nature of assets held, results of operations and cash flows of the Parent Company, SGI, the Guarantor Subsidiaries and the Non-Guarantor Subsidiaries assuming the guarantee structures of our obligations as disclosed in Note 8 of the Notes to Consolidated Financial Statements in our 2010 Annual Report on Form 10-K for all periods presented. The condensed consolidating financial information has also been recast for all periods presented to reflect entities included in the sale of the Racing Business as non-guarantors.

The condensed consolidating financial information reflects the investments of the Parent Company in the Guarantor and Non-Guarantor Subsidiaries using the equity method of accounting. Corporate interest and administrative expenses have not been allocated to the subsidiaries.

SCIENTIFIC GAMES CORPORATION AND SUBSIDIARIES

SUPPLEMENTAL CONDENSED CONSOLIDATING BALANCE SHEET

As of June 30, 2011

	Parent Company	SGI	Guarantor Subsidiaries	Non-Guarantor Subsidiaries	Eliminating Entries	Consolidated
Assets
Cash and cash equivalents	$30,903	$137	$—	$103,394	$(7,178)	$127,256
Accounts receivable, net	—	51,295	41,924	73,552	—	166,771
Inventories	—	26,375	14,388	28,466	—	69,229
Other current assets	14,382	3,337	6,466	28,438	—	52,623
Property and equipment, net	2,617	167,434	37,003	229,630	—	436,684
Investment in subsidiaries	606,561	706,241	—	856,910	(2,169,712)	—
Goodwill	—	273,656	78,618	428,653	—	780,927
Intangible assets	—	41,655	28,838	8,166	—	78,659
Intercompany balances	136,895	—	202,139	—	(339,034)	—
Other assets	17,836	77,161	10,892	402,754	(6,101)	502,542
Total assets	$809,194	$1,347,291	$420,268	$2,159,963	$(2,522,025)	$2,214,691

Liabilities and stockholders’ equity
Current installments of long-term debt	$—	$6,280	$—	$3,199	$—	$9,479
Other current liabilities	39,800	46,479	29,428	81,604	(7,179)	190,132
Long-term debt, excluding current installments	250,000	1,105,494	—	25,841	—	1,381,335
Other non-current liabilities	10,369	40,287	15,751	58,313	—	124,720
Intercompany balances	—	37,668	—	301,367	(339,035)	—
Stockholders’ equity	509,025	111,083	375,089	1,689,639	(2,175,811)	509,025
Total liabilities and stockholders’ equity	$809,194	$1,347,291	$420,268	$2,159,963	$(2,522,025)	$2,214,691

SCIENTIFIC GAMES CORPORATION AND SUBSIDIARIES

SUPPLEMENTAL CONDENSED CONSOLIDATING BALANCE SHEET

As of December 31, 2010

	Parent Company	SGI	Guarantor Subsidiaries	Non-Guarantor Subsidiaries	Eliminating Entries	Consolidated
Assets
Cash and cash equivalents	$62,639	$150	$—	$62,770	$(1,278)	$124,281
Accounts receivable, net	—	72,830	45,541	59,808	—	178,179
Inventories	—	29,416	16,210	23,118	—	68,744
Other current assets	14,997	2,783	4,564	20,117	—	42,461
Property and equipment, net	1,730	150,130	43,859	254,862	—	450,581
Investment in subsidiaries	510,260	670,471	—	386,690	(1,567,421)	—
Goodwill	—	273,656	78,843	411,416	—	763,915
Intangible assets	—	42,170	20,481	7,962	—	70,613
Intercompany balances	133,483	—	164,982	—	(298,465)	—
Other assets	18,457	98,933	6,046	335,429	(6,101)	452,764
Total assets	$741,566	$1,340,539	$380,526	$1,562,172	$(1,873,265)	$2,151,538

Liabilities and stockholders’ equity
Current installments of long-term debt	$—	$6,280	$—	$2,151	$—	$8,431
Other current liabilities	29,363	48,074	32,601	78,817	(1,288)	187,567
Long-term debt, excluding current installments	250,000	1,110,573	—	27,686	—	1,388,259
Other non-current liabilities	9,545	43,188	8,141	53,749	—	114,623
Intercompany balances	—	27,292	—	271,186	(298,478)	—
Stockholders’ equity	452,658	105,132	339,784	1,128,583	(1,573,499)	452,658
Total liabilities and stockholders’ equity	$741,566	$1,340,539	$380,526	$1,562,172	$(1,873,265)	$2,151,538

SCIENTIFIC GAMES CORPORATION AND SUBSIDIARIES

SUPPLEMENTAL CONDENSED CONSOLIDATING STATEMENT OF INCOME

Three Months Ended June 30, 2011

	Parent Company	SGI	Guarantor Subsidiaries	Non-Guarantor Subsidiaries	Eliminating Entries	Consolidated

Revenue	$—	$99,042	$16,278	$105,357	$(429)	$220,248
Cost of instant ticket revenue, cost of services and cost of sales (1)	—	29,506	36,854	53,988	(1,394)	118,954
Selling, general and administrative expenses	14,891	12,199	2,517	15,247	(1,428)	43,426
Depreciation and amortization	128	7,548	4,664	16,664	—	29,004
Operating income (loss)	(15,019)	49,789	(27,757)	19,458	2,393	28,864
Interest expense	5,357	20,624	—	427	1	26,409
Other (income) expense	(998)	48,420	(50,615)	(9,299)	2,392	(10,100)
Income (loss) before equity in income of subsidiaries, and income taxes	(19,378)	(19,255)	22,858	28,330	—	12,555
Equity in income (loss) of subsidiaries	30,019	22,752	—	—	(52,771)	—
Income tax expense	3,622	(4)	8	1,910	—	5,536
Net income	$7,019	$3,501	$22,850	$26,420	$(52,771)	$7,019

SCIENTIFIC GAMES CORPORATION AND SUBSIDIARIES

SUPPLEMENTAL CONDENSED CONSOLIDATING STATEMENT OF INCOME

Three Months Ended June 30, 2010

	Parent Company	SGI	Guarantor Subsidiaries	Non-Guarantor Subsidiaries	Eliminating Entries	Consolidated

Revenue	$—	$99,750	$10,919	$122,733	$(369)	$233,033
Cost of instant ticket revenue, cost of services and cost of sales (1)	—	31,160	34,800	67,414	(376)	132,998
Selling, general and administrative expenses	11,917	15,352	2,078	11,196	9	40,552
Write-down of assets held for sale	—	—		5,874	—	5,874
Depreciation and amortization	124	8,270	4,573	14,111	—	27,078
Operating income (loss)	(12,041)	44,968	(30,532)	24,138	(2)	26,531
Interest expense	3,270	20,449	—	1,126	—	24,845
Other (income) expense	9,700	41,269	(54,020)	(3,994)	(2)	(7,047)
Income (loss) before equity in income of subsidiaries, and income taxes	(25,011)	(16,750)	23,488	27,006	—	8,733
Equity in income (loss) of subsidiaries	30,662	19,835	—	—	(50,497)	—
Income tax expense	9,994	21	10	3,051	—	13,076
Net income	$(4,343)	$3,064	$23,478	$23,955	$(50,497)	$(4,343)

(1) Exclusive of depreciation and amortization.

SCIENTIFIC GAMES CORPORATION AND SUBSIDIARIES

SUPPLEMENTAL CONDENSED CONSOLIDATING STATEMENT OF INCOME

Six Months Ended June 30, 2011

	Parent Company	SGI	Guarantor Subsidiaries	Non-Guarantor Subsidiaries	Eliminating Entries	Consolidated

Revenue	$—	$197,099	$25,798	$194,730	$(723)	$416,904
Cost of instant ticket revenue, cost of services and cost of sales (1)	—	61,799	69,025	101,657	(1,682)	230,799
Selling, general and administrative expenses	30,456	24,655	5,153	24,502	(1,786)	82,980
Depreciation and amortization	256	15,112	9,610	34,930	—	59,908
Operating income (loss)	(30,712)	95,533	(57,990)	33,641	2,745	43,217
Interest expense	10,747	41,282	—	834	1	52,864
Other (income) expense	(2,219)	89,195	(93,255)	(16,909)	2,744	(20,444)
Income (loss) before equity in income of subsidiaries, and income taxes	(39,240)	(34,944)	35,265	49,716	—	10,797
Equity in income (loss) of subsidiaries	46,705	36,179	—	—	(82,884)	—
Income tax expense	7,378	(295)	8	3,619	—	10,710
Net income	$87	$1,530	$35,257	$46,097	$(82,884)	$87

SCIENTIFIC GAMES CORPORATION AND SUBSIDIARIES

SUPPLEMENTAL CONDENSED CONSOLIDATING STATEMENT OF INCOME

Six Months Ended June 30, 2010

	Parent Company	SGI	Guarantor Subsidiaries	Non-Guarantor Subsidiaries	Eliminating Entries	Consolidated

Revenue	$—	$193,048	$19,800	$237,334	$(810)	$449,372
Cost of instant ticket revenue, cost of services and cost of sales (1)	—	60,199	68,079	134,163	(818)	261,623
Selling, general and administrative expenses	23,574	28,126	4,010	23,366	32	79,108
Write-down of assets held for sale	—	—	—	5,874	—	5,874
Depreciation and amortization	247	16,647	9,147	28,692	—	54,733
Operating income (loss)	(23,821)	88,076	(61,436)	45,239	(24)	48,034
Interest expense	6,587	40,609	—	2,363	—	49,559
Other (income) expense	15,676	78,681	(105,993)	(5,217)	(24)	(16,877)
Income (loss) before equity in income of subsidiaries, and income taxes	(46,084)	(31,214)	44,557	48,093	—	15,352
Equity in income (loss) of subsidiaries	56,912	42,286	—	—	(99,198)	—
Income tax expense	10,284	21	10	4,493	—	14,808
Net income	$544	$11,051	$44,547	$43,600	$(99,198)	$544

(1) Exclusive of depreciation and amortization.

SCIENTIFIC GAMES CORPORATION AND SUBSIDIARIES

SUPPLEMENTAL CONDENSED CONSOLIDATING STATEMENT OF CASH FLOWS

Six Months Ended June 30, 2011

	Parent Company	SGI	Guarantor Subsidiaries	Non- Guarantor Subsidiaries	Eliminating Entries	Consolidated
Net cash provided by operating activities	$(13,976)	$28,257	$24,844	$58,466	$(8)	$97,583
Cash flows from investing activities:
Capital and lottery and gaming systems expenditures	(1,037)	(20,932)	(6,524)	(15,683)	—	(44,176)
Business acquisitions, net of cash acquired	—	—	—	—	—	—
Other assets and investments	(352)	(9,858)	(730)	(502,429)	470,247	(43,122)
Net cash provided by (used in) investing activities	(1,389)	(30,790)	(7,254)	(518,112)	470,247	(87,298)

Cash flows from financing activities:
Net proceeds (payments) on long-term debt	—	(3,140)	—	(1,521)	—	(4,661)
Net proceeds from issuance of stock	(1,353)	—	11	470,236	(470,247)	(1,353)
Purchase of treasury stock	—	—	—	—	—	—
Payment of financing fees	(8)	(2,615)	—	—	—	(2,623)
Other, principally intercompany balances	(14,290)	7,364	(23,501)	30,419	8	—
Net cash provided by (used in) financing activities	(15,651)	1,609	(23,490)	499,134	(470,239)	(8,637)

Effect of exchange rate changes on cash	(720)	911	—	1,136	—	1,327

Increase (decrease) in cash and cash equivalents	(31,736)	(13)	(5,900)	40,624	—	2,975
Cash and cash equivalents, beginning of period	62,639	150	2,279	59,213	—	124,281
Cash and cash equivalents of held for sale operations	—	—	—	—	—	—
Cash and cash equivalents, end of period	$30,903	$137	$(3,621)	$99,837	$—	$127,256

SCIENTIFIC GAMES CORPORATION AND SUBSIDIARIES

SUPPLEMENTAL CONDENSED CONSOLIDATING STATEMENT OF CASH FLOWS

Six Months Ended June 30, 2010

	Parent Company	SGI	Guarantor Subsidiaries	Non- Guarantor Subsidiaries	Eliminating Entries	Consolidated
Net cash provided by operating activities	$(17,324)	$13,701	$34,666	$72,149	$(56)	$103,136
Cash flows from investing activities:
Capital and lottery and gaming systems expenditures	(43)	(17,201)	(2,278)	(15,309)	—	(34,831)
Business acquisitions, net of cash acquired	—	—	—	(5,906)	—	(5,906)
Other assets and investments	(130,986)	(127,735)	(5,213)	(194,538)	312,886	(145,586)
Net cash provided by (used in) investing activities	(131,029)	(144,936)	(7,491)	(215,753)	312,886	(186,323)

Cash flows from financing activities:
Net proceeds (payments) on long-term debt	(9,943)	74,275	—	(50,298)	—	14,034
Net proceeds from issuance of stock	(395)	131,002	14	181,877	(312,892)	(394)
Purchase of treasury stock	(18,227)	—	—	—	—	(18,227)
Payment of financing fees	—	(6,778)	—	—	—	(6,778)
Other, principally intercompany balances	127,795	(65,807)	(34,131)	(28,086)	229	—
Net cash provided by (used in) financing activities	99,230	132,692	(34,117)	103,493	(312,663)	(11,365)

Effect of exchange rate changes on cash	—	(971)	—	(13,615)	(167)	(14,753)

Increase (decrease) in cash and cash equivalents	(49,123)	486	(6,942)	(53,726)	—	(109,305)
Cash and cash equivalents, beginning of period	147,220	137	(279)	113,053	—	260,131
Cash and cash equivalents of held for sale operations	—	—	617	10	—	627
Cash and cash equivalents, end of period	$98,097	$623	$(6,604)	$59,337	$—	$151,453

(14) Acquisitions

On April 26, 2011 we entered into a purchase agreement to acquire all of the issued shares of Barcrest Group Limited, a U.K. company, and Cyberview Technology CZ s.r.o., a company incorporated in the Czech Republic (collectively, “Barcrest”), a leading supplier of gaming content and machines in Europe, from subsidiaries of International Game Technology for approximately £33,000 in cash (subject to certain adjustments), plus up to approximately £2,000 in deferred consideration, the payment of which was subject to the satisfaction of certain conditions relating to a third-party contract. The closing of the acquisition of Barcrest is conditioned on, among other things, obtaining U.K. competition approvals and certain third-party consents.  The £2,000 in deferred consideration will not be payable as the conditions relating to the third-party contract were not satisfied.  Barcrest will be integrated into our gaming divisions, Global Draw and Games Media Limited.

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

Overview

Introduction

We are a leading global supplier of products and services to lotteries and a leading provider of gaming technology and content to other gaming operators worldwide. We also gain access to technology and pursue global expansion opportunities through strategic joint ventures and minority equity investments.

We report our operations in three business segments: Printed Products Group; Lottery Systems Group; and Diversified Gaming Group.

Our revenue is segregated into three categories: instant ticket revenue; service revenue; and sales revenue. Instant ticket revenue includes revenue related to our instant ticket fulfillment/services businesses, including our MDI Entertainment, LLC (“MDI”) business. Revenue generated from our Lottery Systems business (including revenue from the validation of instant tickets) and Diversified Gaming Group (our wide area gaming business) is generally categorized as service revenue. Revenue generated from our sales of lottery systems and terminals is categorized as sales revenue.

For the six months ended June 30, 2011, we derived approximately 47% of our revenue from our customers outside of the U.S. and were affected by fluctuations in foreign currency exchange rates. The foreign currencies to which we are most exposed are the British Pound Sterling and the Euro. For the three and six months ended June 30, 2011, foreign currency exchange rate fluctuations increased our revenues by approximately $5.0 million and $5.1 million, respectively.

The discussion below highlights certain known trends, demands, commitments, events and uncertainties that have affected our recent financial and operating performance and/or may affect our future financial and operating performance in our three business segments.

Printed Products Group

Our Printed Products Group is primarily comprised of our global instant ticket and related services businesses, which include ticket design and manufacturing as well as value-added services such as game design, sales and marketing support, specialty games and promotions, inventory management and warehousing and fulfillment services. We also provide lotteries with cooperative service partnerships (“CSPs”), under which we provide an extended suite of services to help our customers efficiently and effectively manage their operations to achieve higher profitability. The Printed Products Group includes MDI, a leading provider of licensed games, promotional entertainment and Internet-based services to the lottery industry. The Printed Products Group also includes our interest in Lotterie Nazionali S.r.l (“LNS”), our joint venture that holds the concession to operate the Gratta e Vinci instant ticket lottery in Italy (which succeeded our joint venture with Consorzio Lotterie Nazionali (“CLN”)), our interest in Northstar Lottery Group, LLC (“Northstar”), our joint venture that was awarded the private management agreement for the Illinois lottery in 2010 (executed in January 2011), and our interest in CSG Lottery Technology (Beijing) Co. Ltd. (“CSG”), our instant ticket printing joint venture in China.

Based on third-party data, our U.S. customers’ total instant ticket lottery retail sales increased approximately 6.5% and 5.4% for the three and six months ended June 30, 2011, respectively, compared to the same periods in 2010. Most of our U.S. customers reported year-over-year growth in sales of instant tickets, which we believe was primarily driven by sales of higher price-point games. Our Printed Products instant ticket revenue increased 10.1% and 7.4% for the three and six months ended June 30, 2011, respectively, compared to the same periods in 2010. We experienced an increase in our revenue from our U.S. CSP contracts reflecting the improvement in retail sales, which was offset by a decrease in the volume of tickets sold to certain U.S. customers primarily due to the timing of instant ticket orders. The increase in revenue for these periods also reflected higher sales of licensed games by MDI, in part due to the successful introduction in the second quarter of a multi-state licensed game. There has also been an increase in interest within the lottery industry in player loyalty programs, which we believe may result in growth opportunities for MDI’s Properties Plus offering. Our results also reflect higher revenue from our international customers, which was predominately driven by higher sales to LNS and higher revenues from our European CSP contracts.

We believe we are likely to continue to experience a highly competitive procurement environment in all of our segments, which could lead to contract rate reductions and/or additional service requirements in connection with re-bids, extensions and renewals of our domestic and international contracts. See the table in “Business—Contract Procurement” in Item 1 of our 2010 Annual Report on Form 10-K for information regarding the scheduled expiration dates of our U.S. lottery contracts and certain international contracts. Our strategy to counter-balance these industry trends includes working with our lottery customers to grow their sales through a variety of methods including launching new products, implementing innovative marketing tools and expanding retail distribution. We are seeing evidence of increased interest by domestic and international lotteries in exploring privatization (full or partial) or new ownership structures in order to maximize their growth and resulting revenues, which we believe could provide new growth opportunities for the Company in the coming years.

Our LNS joint venture commenced operations under the new concession to operate the Italian instant ticket lottery on October 1, 2010. Under the concession, we are the primary supplier of instant lottery tickets for the joint venture, as we were under the prior concession. Over the life of the new concession, we expect that we will supply no less than 80% of LNS’ instant ticket requirements. The upfront fees paid in 2010 associated with the new concession will be amortized by LNS (anticipated to be approximately €89.0 million per year of the new concession), which reduces our earnings from equity investments. Our share of the amortization is expected to be approximately €18.0 million per year on a pre-tax basis. In light of the corporate structure of LNS, we record earnings from our equity investment in LNS on an after-tax basis under applicable accounting rules, which will impact the comparability of our results of operations from our Italian joint venture during 2011 since we recorded earnings from our equity investment in CLN on a pre-tax basis. Subject to applicable limitations, we are entitled to receive from LNS annual cash dividends as well as periodic return of capital payments over the life of the concession. In April 2011, we received a dividend of $22.0 million from CLN. We received $10.5 million from LNS in May 2011 comprised of a dividend of approximately $4.2 million and a return of capital payment of approximately $6.3 million.

Our Northstar joint venture, in which we are a 20% equity holder, was awarded the agreement to be the private manager for the Illinois lottery for a ten-year term following a competitive procurement, which agreement was executed on January 18, 2011 (the “PMA”). As the private manager, Northstar will, subject to the oversight of the Illinois lottery, manage the day-to-day operations of the Lottery including lottery game development and portfolio management, retailer recruitment and training, supply of goods and services and overall marketing strategy. On January 26, 2011, the Illinois Appellate Court upheld a constitutional challenge to the revenue statute that, among other things, amended the lottery law to facilitate the PMA, on grounds that the statute impermissibly addressed more than one subject. On July 11, 2011, the Illinois Supreme Court reversed the Appellate Court decision and upheld the revenue statute. Operations under the PMA commenced on July 1, 2011. We contributed $10.0 million to Northstar in March 2011 and an additional $2.0 million in July 2011.

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

Based on third-party data, Lottery Systems customers’ retail sales in the U.S. decreased approximately 8.2% and 1.3% for the three and six months ended June 30, 2011, respectively, compared to the same periods in 2010 which we believe is primarily due to lower jackpot amounts. Our Lottery Systems service revenue decreased 4.3% and 1.3% for the three and six months ended June 30, 2011, respectively, compared to the same periods in 2010. The decrease for both periods was primarily due to lost contracts in New Hampshire and Vermont, which terminated on June 30, 2010. Also, we saw a decline in retail sales of Powerball® and Mega Millions® games for the quarter ended June 30, 2011 as compared to the same period in the prior year. These decreases were partially offset by higher instant ticket validation revenue in the U.S. and from the CSL. We also experienced lower sales revenue for the three and six month periods ended June 30, 2011 primarily due to large hardware orders from certain European customers in 2010 that were not repeated to the same extent in 2011.

During 2010, the lottery authority in Maine awarded a new online lottery contract to one of our competitors, which award was subsequently invalidated as a result of our protest. The competitor has appealed the protest ruling and legal proceedings related to the protest are ongoing. Our contract with Maine was extended for one year until June 30, 2012. During 2009, the Indiana lottery awarded us an online lottery contract that began in August 2010. In 2010, following a competitive procurement process, we were awarded a new lottery systems contract in Iowa, which commenced operations in July 2011.

U.S. lottery directors recently authorized certain changes to the Powerball® multi-state online lottery game, including an increase in the ticket price to $2, which changes are anticipated to take effect on January 15, 2012.  The increase in the Powerball® ticket price represents the first price increase in the history of the U.S. multi-state online lottery and potentially provides an impetus for growth in online lottery retail sales.  We have also recently seen an increase in bidding opportunities to provide central monitoring and control systems for video gaming networks, particularly in jurisdictions in North America, as these jurisdictions pursue VLTs as an opportunity to address budget deficits. We believe that this could be an attractive growth opportunity for the Company in the coming years.

In China, instant ticket retail sales of the CSL increased approximately 14% and 23% for the three and six months ended June 30, 2011, respectively, compared to the same periods in 2010. We believe the increase is a result of our strategic initiatives related to our China operations, which focus on accelerating growth through the offering of higher price-point instant tickets, the expansion of the retailer and validation network, the introduction of tickets with licensed brands and the launch of an advertising campaign to build brand awareness. We also continue to focus on the pursuit of additional distribution channels (e.g., mobile phones). The rate we receive on retail sales under our China instant ticket validation contract decreased by 0.2% in January 2011 and is scheduled to decrease by an additional 0.1% in January 2012 and an additional 0.1% in January 2014. To the extent we are not able to continue to offset these rate reductions by retail sales growth, our revenue and gross margin from this contract may be adversely affected.

Diversified Gaming Group

Our Diversified Gaming Group provides services and systems to operators in the wide area gaming industry. The Diversified Gaming Group includes The Global Draw Limited (“Global Draw”) and Games Media Limited (“Games Media”), leading suppliers of wide area gaming machines, server-based gaming systems and game content to licensed bookmakers primarily in betting shops and pub operators in the U.K. The Diversified Gaming Group also includes our equity interests in Roberts Communication Network, LLC (“RCN”), which provides communications services to racing and non-racing customers, Sportech Plc (“Sportech”), a leading operator and supplier of football pools and associated games, Sciplay, our joint venture with Playtech Limited to deliver Internet gaming solutions to government-sponsored and other lotteries and certain other gaming operators, and International Terminal Leasing (“ITL”).

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

In 2010, Global Draw began migrating its server-based gaming machines to a new state-of-the-art software platform technology, and rolling out this new technology to its customers in the U.K. As of June 30, 2011, Global Draw completed the U.K. migration. In 2010, Global Draw was awarded a four-year contract to supply approximately 7,600 server-based gaming machines to Ladbrokes, which we believe represents approximately 95% of its terminal base. In March 2011, Global Draw was awarded the remaining 5% of Ladbrokes’ terminal base. We have completed the installation of gaming machines in the Ladbrokes estate, representing a significant portion of the increase in Global Draw’s installed gaming machine base from June 30, 2010 to June 30, 2011. Operating results for the three and six months ended June 30, 2011 reflects the increase in revenue resulting from the higher installed base of gaming machines.

As contemplated by our strategic agreements with Video B Holdings Limited (“Video B”), a subsidiary of Playtech Limited, relating to our license of Video B’s back-end technology platform for our gaming machines, we formed ITL with Video B in the first quarter of 2011. The purpose of ITL is to acquire gaming terminals using funds contributed to the capital of ITL by each partner. The terminals, which will employ Video B’s software, will be leased to whichever Company subsidiary is to provide the terminals to third-party gaming operator customers. The impact of ITL on our Consolidated Statements of Operations for the three and six months ended June 30, 2011 was immaterial.

On April 26, 2011 we entered into a purchase agreement to acquire all of the issued shares of Barcrest Group Limited, a U.K. company, and Cyberview Technology CZ s.r.o., a company incorporated in the Czech Republic (collectively, “Barcrest”), a leading supplier of gaming content and machines in Europe, from subsidiaries of International Game Technology for approximately £33.0 million in cash (subject to certain adjustments), plus up to approximately £2.0 million in deferred consideration, the payment of which was subject to the satisfaction of certain conditions relating to a third-party contract.  The closing of the acquisition of Barcrest is conditioned on, among other things, obtaining U.K. competition approvals and certain third-party consents.  The £2.0 million in deferred consideration will not be payable as the conditions relating to the third-party contract were not satisfied.  Barcrest will be integrated into our gaming divisions, Global Draw and Games Media Limited.

Results of Operations

Three Months Ended June 30, 2011 Compared to Three Months Ended June 30, 2010

The following analysis compares the results of operations for the quarter ended June 30, 2011 to the results of operations for the quarter ended June 30, 2010.

Revenue Analysis

For the quarter ended June 30, 2011, total revenue was $220.2 million compared to $233.0 million for the quarter ended June 30, 2010, a decrease of $12.8 million, or 5%, which was primarily due to the sale of our Racing Business in October 2010. Our instant ticket revenue for the quarter ended June 30, 2011 was $130.4 million compared to $118.4 million for the quarter ended June 30, 2010, an increase of $12.0 million, or 10%. Our service revenue for the quarter ended June 30, 2011was $82.1 million compared to $101.0 million for the quarter ended June 30, 2010, a decrease of $18.9 million, or 19%. Our sales revenue for the quarter ended June 30, 2011was $7.7 million compared to $13.6 million for the quarter ended June 30, 2010, a decrease of $5.9 million, or 43%.

Printed Products

For the quarter ended June 30, 2011, total revenue for Printed Products was $132.5 million compared to $121.2 million for the quarter ended June 30, 2010, an increase of $11.3 million, or 9%. For the quarter ended June 30, 2011, instant ticket revenue for Printed Products was $130.4 million compared to $118.4 million for the quarter ended June 30, 2010, an increase of $12.0 million, or 10%. This increase reflected higher revenue of $6.0 million from U.S. customers due primarily to increased sales of licensed games and $3.9 million from international customers driven by increased sales to LNS and increased revenues from our European CSP contracts.  Revenue also increased as a result of favorable foreign currency translation of $2.1 million.

Printed Products sales revenue for the quarter ended June 30, 2011 was $2.1 million compared to $2.7 million for the quarter ended June 30, 2010, a decrease of $0.6 million, primarily due to a decline in phone card sales.

Lottery Systems

For the quarter ended June 30, 2011, total revenue for Lottery Systems was $56.8 million compared to $62.2 million for the quarter ended June 30, 2010, a decrease of $5.4 million, or 9%. Lottery Systems service revenue for the quarter ended June 30, 2011, was $51.2 million compared to $53.5 million for the quarter ended June 30, 2010, a decrease of $2.3 million, or 4%. The service revenue decrease reflected $2.2 million in lower revenue due to the loss of contracts in New Hampshire and Vermont on June 30, 2010 and approximately $2.1 million of lower retail sales due in part to lower jackpots for Powerball® and Mega Millions® games. The decrease in service revenue was partially offset by increased international revenue of $0.7 million, higher U.S. instant ticket validation revenue of $0.7 million, and higher revenue of $0.7 million due to favorable foreign currency translation.

Lottery Systems sales revenue for the quarter ended June 30, 2011, was $5.6 million compared to $8.7 million for the quarter ended June 30, 2010, a decrease of $3.0 million, or 35%. The decrease was primarily due to an international customer terminal sale in the prior-year period that did not occur in the current period resulting in lower revenue of $1.8 million and lower sales of hardware in the U.S. of $1.9 million.

Diversified Gaming

For the quarter ended June 30, 2011, total revenue for Diversified Gaming was $30.9 million compared to $49.7 million for the quarter ended June 30, 2010, a decrease of $18.8 million, or 38%. Diversified Gaming service revenue for the quarter ended June 30, 2011 was $30.9 million compared to $47.5 million for the quarter ended June 30, 2010, a decrease of $16.6 million, or 35%. The decrease in service revenue was primarily due to the sale of the Racing Business in October 2010 resulting in a decrease of $25.9 million. The decrease was partially offset by increased revenue of $8.2 million primarily due to the roll-out of Global Draw terminals to Ladbrokes betting shops in the U.K. during the quarter and higher revenue of $1.7 million due to favorable foreign currency translation.

Diversified Gaming sales revenue for the quarter ended June 30, 2011 was $2.2 million lower than for the quarter ended June 30, 2010, primarily due to the sale of the Racing Business.

Cost of Revenue Analysis

Cost of instant ticket revenue of $72.1 million for the quarter ended June 30, 2011 was $3.9 million, or 6%, higher than for the quarter ended June 30, 2010. Cost of services of $41.5 million for the quarter ended June 30, 2011 was $13.7 million, or 25%, lower than for the quarter ended June 30, 2010. Cost of sales of $5.4 million for the quarter ended June 30, 2011 was $4.2 million, or 44%, lower than for the quarter ended June 30, 2010.

Printed Products

Cost of instant ticket revenue of $72.1 million for the quarter ended June 30, 2011 was $3.9 million, or 6%, higher than for the quarter ended June 30, 2010. The increase reflected higher costs of $2.4 million as a result of increased revenue and higher costs of $1.5 million due to the impact of foreign exchange rates.

Cost of sales of $1.2 million for the quarter ended June 30, 2011 was $0.7 million lower than for the quarter ended June 30, 2010 primarily due to the decline in phone card sales.

Lottery Systems

Cost of services of $26.2 million for the quarter ended June 30, 2011 was $0.6 million, or 2%, higher than for the quarter ended June 30, 2010. The increase was primarily due to higher costs from our U.S. and international businesses of $1.4 million, partially offset by lower costs of $1.1 million due to the loss of the New Hampshire and Vermont online lottery contracts on June 30, 2010.

Cost of sales of $4.1 million for the quarter ended June 30, 2011 was $2.1 million, or 33%, lower than for the quarter ended June 30, 2010.  The decrease was primarily due to international terminal sales in the prior-year period that did not occur in the current period resulting in lower costs of $0.8 million and lower sales of hardware in the U.S. resulting in lower costs of $1.7 million.

Diversified Gaming

Cost of services of $15.2 million for the quarter ended June 30, 2011 was $14.3 million lower than for the quarter ended June 30, 2010. The decrease was primarily due to a decline in costs of $19.1 million due to the sale of the Racing Business. The decrease was partially offset by an increase in costs of $4.0 million, primarily due to the expansion of Global Draw’s terminal base, and the impact of foreign currency translation of $0.8 million.

Cost of sales for the quarter ended June 30, 2011 was $1.4 million lower than for the quarter ended June 30, 2010, primarily due to the sale of the Racing Business.

Selling, General and Administrative Expense Analysis

Selling, general and administrative expense of $43.4 million for the quarter ended June 30, 2011 was $2.9 million, or 7%, higher than for the quarter ended June 30, 2010. The increase reflected $3.6 million of higher acquisition-related due diligence and advisory fees and expenses related to a potential contract dispute. The increase also included higher compensation expense of $1.8 million. The increase was offset by lower expenses of $2.9 million due to the sale of the Racing Business.

Write-down of Assets Held for Sale

Write-down of assets held for sale of $5.9 million included in the three months ended June 30, 2010 resulted from valuing the held for sale assets of the Racing Business at fair market value less estimated costs to sell.

Depreciation and Amortization Expense Analysis

Depreciation and amortization expense of $29.0 million for the quarter ended June 30, 2011 increased $1.9 million, or 7%, from the quarter ended June 30, 2010.  The increase was primarily due to accelerated depreciation expense of approximately $1.2 million recorded by Global Draw on existing technology as it migrated to a new back-end technology platform.

Other (Income) Expense Analysis

Interest expense of $26.4 million for the quarter ended June 30, 2011 increased $1.6 million, or 6%, from the quarter ended June 30, 2010, primarily attributable to the issuance of our 8.125% senior subordinated notes due 2018 (“2018 Notes”) and the retirement of our 6.25% senior subordinated notes due 2012 (“2012 Notes”) during 2010.

Earnings from equity investments of $9.2 million for the quarter ended June 30, 2011 decreased $4.4 million, or 32%, from the quarter ended June 30, 2010. The decrease primarily related to a decline in earnings from our equity investment in LNS of $5.5 million. The Company’s share of earnings from the Italian joint venture is now reported on an after-tax basis (as compared to on a pre-tax basis under the prior instant ticket concession) and reflects the amortization of a portion of the upfront fees for the new concession, which together reduced our earnings from our equity investment in the Italian joint venture by approximately $9.2 million. The decrease was offset by an increase of $1.9 million from CSG.

Other income for the quarter ended June 30, 2011 of $0.9 million, increased by $7.5 million from other expense of $6.6 million for the quarter ended June 30, 2010, primarily due to the loss on foreign currency hedging contracts related to the Italian instant ticket concession tender of $9.0 million for the quarter ended June 30, 2010. The foreign currency forward contracts were settled in 2010.

Income Tax Expense Analysis

Income tax expense was $5.5 million for the quarter ended June 30, 2011 compared to $13.1 million for the quarter ended June 30, 2010. The effective income tax rates for the quarters ended June 30, 2011 and 2010 were 44.1% and 149.7%, respectively. Due to a valuation allowance against our U.S. deferred tax assets, the effective tax rate for the quarter ended June 30, 2011 does not include the benefit of the current year forecasted U.S. tax loss. Income tax expense for the quarter ended June 30, 2011 was primarily attributable to income tax expense in our foreign jurisdictions. The effective tax rate for the quarter ended June 30, 2010 included a valuation allowance of $11.8 million against certain U.S. state deferred tax assets.

Six Months Ended June 30, 2011 Compared to Six Months Ended June 30, 2010

The following analysis compares the results of operations for the six months ended June 30, 2011 to the results of operations for the six months ended June 30, 2010.

Revenue Analysis

For the six months ended June 30, 2011, total revenue was $416.9 million compared to $449.4 million for the six months ended June 30, 2010, a decrease of $32.5 million, or 7%, which was primarily due to the sale of our Racing Business. Our instant ticket revenue for the six months ended June 30, 2011 was $244.3 million compared to $227.5 million for the six months ended June 30, 2010, an increase of $16.7 million, or 7%. Our service revenue for the six months ended June 30, 2011 was $155.8 million compared to $194.7 million for the six months ended June 30, 2010, a decrease of $38.9 million, or 20%. Our sales revenue for the six months ended June 30, 2011was $16.8 million compared to $27.1 million for the six months ended June 30, 2010, a decrease of $10.3 million, or 38%.

Printed Products

For the six months ended June 30, 2011, total revenue for Printed Products was $248.1 million compared to $233.1 million in the six months ended June 30, 2010, an increase of $15.0 million, or 6%. For the six months ended June 30, 2011, instant ticket revenue for Printed Products was $244.3 million compared to $227.5 million for the six months ended June 30, 2010, an increase of $16.7 million, or 7%.  This increase reflected higher revenue of $7.9 million from international customers, including increased sales to LNS and our European CSP customers. The increase also reflected higher revenue of $6.0 million from U.S. customers, primarily due to increased sales of licensed games. Revenue for the six months ended June 30, 2011 also included favorable foreign currency translation of $2.9 million.

Printed Products sales revenue for the six months ended June 30, 2011 was $3.9 million compared to $5.6 million for the six months ended June 30, 2010, a decrease of $1.7 million, primarily due to a decline in phone card sales.

Lottery Systems

For the six months ended June 30, 2011, total revenue for Lottery Systems was $113.2 million compared to $120.1 million for the six months ended June 30, 2010, a decrease of $6.9 million, or 6%. Lottery Systems service revenue for the six months ended June 30, 2011 was $100.4 million compared to $101.7 million for the six months ended June 30, 2010, a decrease of $1.3 million, or 1%.  The service revenue decrease primarily reflected lower revenue of $4.3 million due to the loss of contracts in New Hampshire and Vermont on June 30, 2010. The decrease in service revenue was partially offset by increased instant ticket validation revenue in the U.S. of $1.4 million and from the CSL of $1.4 million and increased international service revenue of $1.0 million.

Lottery Systems sales revenue for the six months ended June 30, 2011, was $12.8 million compared to $18.4 million for the six months ended June 30, 2011, a decrease of $5.6 million, or 30%. The decrease was primarily due to a large hardware order from two European customers in the prior-year period that was not repeated to the same extent in 2011 resulting in lower revenue of $9.0 million.  The decrease in sales revenue was partially offset by increased sales of hardware of $3.0 million in the U.S. and to international customers.

Diversified Gaming

For the six months ended June 30, 2011, total revenue for Diversified Gaming was $55.5 million compared to $96.2 million for the six months ended June 30, 2010, a decrease of $40.6 million, or 42%. Diversified Gaming service revenue for the six months ended June 30, 2011was $55.4 million compared to $93.0 million for the six months ended June 30, 2010, a decrease of $37.6 million, or 40%.  The decrease in service revenue was principally due to the sale of the Racing Business in October 2010 resulting in a decrease of $49.8 million. The decrease was partially offset by increased revenue of $10.9 million primarily from the roll-out of Global Draw terminals to Ladbrokes betting shops in the U.K. during the period and higher revenue of $1.4 million due to favorable foreign currency translation.

Diversified Gaming sales revenue for the six months ended June 30, 2011 was $3.0 million lower than for the six months ended June 30, 2010, due to the sale of the Racing Business.

Cost of Revenue Analysis

Cost of instant ticket revenue of $139.4 million for the six months ended June 30, 2011 was $7.2 million, or 5%, higher than for the six months ended June 30, 2010. Cost of services of $80.4 million for the six months ended June 30, 2011 was $29.2 million, or 27%, lower than for the six months ended June 30, 2010. Cost of sales of $11.1 million for the six months ended June 30, 2011 was $8.8 million, or 44%, lower than for the six months ended June 30, 2010.

Printed Products

Cost of instant ticket revenue of $139.4 million for the six months ended June 30, 2011 was $7.2 million, or 5%, higher than for the six months ended June 30, 2010. The increase reflected higher costs of $5.1 as a result of increased revenues and higher costs of $2.2 million due to the impact of foreign exchange rates.

Cost of sales of $2.2 million for the six months ended June 30, 2011 was $1.7 million lower than for the six months ended June 30, 2010, primarily due to the decline in phone card sales.

Lottery Systems

Cost of services of $52.2 million for the six months ended June 30, 2011 was $0.1 million lower than for the six months ended June 30, 2010. The decrease reflected lower costs of $2.2 million due to the loss of our New Hampshire and Vermont online lottery contracts on June 30, 2010, partially offset by increased costs of $2.0 million from our U.S. and international businesses.

Cost of sales of $8.8 million for the six months ended June 30, 2011 was $4.9 million, or 36%, lower than for the six months ended June 30, 2010. The decrease was primarily due to a large hardware order from two European customers in the prior-year period that was not repeated to the same extent in 2011 resulting in lower costs of $6.2 million. The decrease in cost of sales was partially offset by increased costs of $0.9 million related to increased hardware sales in the U.S. and international businesses.

Diversified Gaming

Cost of services of $28.2 million for the six months ended June 30, 2011 was $29.1 million lower than for the six months ended June 30, 2010.  The decrease in cost of services was primarily due to a decline of $37.1 million due to the sale of the Racing Business. The decrease was partially offset by an increase in costs of $7.4 million, primarily due to the expansion of Global Draw’s terminal base, and higher costs of $0.7 million due to the impact of foreign exchange rates.

Cost of sales for the six months ended June 30, 2011 was $2.2 million lower than for the six months ended June 30, 2010, due to the sale of the Racing Business.

Selling, General and Administrative Expense Analysis

Selling, general and administrative expense of $83.0 million for the six months ended June 30, 2011 was $3.9 million, or 5%, higher than for the six months ended June 30, 2010.  The increase was primarily due to increased compensation expense of $7.0 million including $1.0 million related to our Asia-Pacific Business Incentive Compensation Plan (“the Asia-Pacific Plan”). The increase also reflected $5.0 million related to higher acquisition-related due diligence and advisory fees and expenses related to a potential contract dispute. The increase was offset by lower expenses of $6.3 million due to the sale of the Racing Business and lower stock-based compensation expense of $2.4 million.

Write-down of Assets Held for Sale

Write-down of assets held for sale of $5.9 million included in the six months ended June 30, 2010 was the result of valuing the held for sale assets of the Racing Business at fair market value less estimated costs to sell.

Depreciation and Amortization Expense Analysis

Depreciation and amortization expense of $59.9 million for the six months ended June 30, 2011 increased $5.2 million, or 9%, from the six months ended June 30, 2010.  The increase was primarily due to accelerated depreciation expense of approximately $6.4 million recorded by Global Draw on existing technology as it migrated to a new back-end technology platform.

Other (Income) Expense Analysis

Interest expense of $52.9 million for the six months ended June 30, 2011increased $3.3 million, or 7%, from the six months ended June 30, 2010, primarily attributable to the issuance of the 2018 Notes and the retirement of the 2012 Notes during 2010.

Earnings from equity investments of $18.6 million for the six months ended June 30, 2011 decreased $10.9 million, or 37%, from the six months ended June 30, 2010. The decrease primarily related to a decline in earnings from our equity investment in LNS of $12.7 million. The Company’s share of earnings from the Italian joint venture is now reported on an after-tax basis (as compared to on a pre-tax basis under the prior instant ticket concession) and reflects the amortization of a portion of the upfront fees for the new concession, which together reduced our earnings from our equity investment in the Italian joint venture by approximately $18.4 million. The decrease was offset by an increase of $3.1 million from CSG.

Other income for the six months ended June 30, 2011 of $1.9 million increased by $14.4 million from other expense of $12.6 million for the six months ended June 30, 2010, primarily due to the loss on foreign currency hedging contracts related to the Italian instant ticket concession tender of $15.7 million for the quarter ended June 30, 2010. The foreign currency forward contracts were settled in 2010.

Income Tax Expense Analysis

Income tax expense was $10.7 million for the six months ended June 30, 2011 compared to $14.8 million for the six months ended June 30, 2010. The effective income tax rates for the six months ended June 30, 2011 and 2010 were 99.2% and 96.5%, respectively. Due to a valuation allowance against our U.S. deferred tax assets, the effective tax rate for the six months ended June 30, 2011 does not include the benefit of the current year forecasted U.S. tax loss. Income tax expense for the six months ended June 30, 2011 was primarily attributable to income tax expense in our foreign jurisdictions.  The effective tax rate for the six months ended June 30, 2010 included a valuation allowance of $11.8 million against certain U.S. state deferred tax assets.

Critical Accounting Policies

There have been no changes to our critical accounting policies from those discussed under the caption “Critical Accounting Policies” in “Item 7. Management’s Discussion and Analysis of Financial Condition and Results of Operations” in our 2010 Annual Report on Form 10-K except as noted below.

In September 2009, the Financial Accounting Standards Board (“FASB”) amended the Accounting Standards Codification (“ASC”) as summarized in Accounting Standards Update (“ASU”) 2009-14, Software (Topic 985): Certain Revenue Arrangements That Include Software Elements, and ASU 2009-13, Revenue Recognition (Topic 605): Multiple-Deliverable Revenue Arrangements. As summarized in ASU 2009-14, ASC Topic 985 has been amended to remove from the scope of industry-specific revenue accounting guidance for software and software related transactions tangible products containing software components and non-software components that function together to deliver the product’s essential functionality. As summarized in ASU 2009-13, ASC

Topic 605 has been amended: (1) to provide updated guidance on whether multiple deliverables exist, how the deliverables in an arrangement should be separated, and the consideration allocated; (2) to require an entity to allocate revenue in an arrangement using estimated selling prices of deliverables if a vendor does not have vendor-specific objective evidence or third-party evidence of the selling price; and (3) to eliminate the use of the residual method and require an entity to allocate revenue using the relative selling price method. The accounting changes summarized in ASU 2009-14 and ASU 2009-13 are both effective for fiscal years beginning on or after June 15, 2010, with early adoption permitted. Adoption may either be on a prospective basis or by retrospective application.

We adopted these amendments to the ASC on January 1, 2011 on a prospective basis as applicable to our revenue generated from licensing branded properties that are coupled with a service component, where we also purchase and distribute prizes on behalf of lottery authorities. The impact of these accounting changes was not material to our consolidated financial statements for the three and six months ended June 30, 2011.

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

The Amendment also provides that up to $100.0 million of unrestricted cash and cash equivalents of the Company and its subsidiaries in excess of $15.0 million will be netted against “consolidated total debt” for purposes of determining the Company’s “consolidated leverage ratio” and “consolidated senior debt ratio” (as such terms are defined in the Credit Agreement) as of any date from and after December 31, 2010.

A summary of the terms of the Credit Agreement, including the financial ratios that the Company is required to maintain under the terms of the Credit Agreement, is included in Note 8 of the Notes to Consolidated Financial Statements in our 2010 Annual Report on Form 10-K. The Company was in compliance with all covenants as of June 30, 2011. For more information regarding the Amendment, see our Current Report on Form 8-K filed with the SEC on March 14, 2011.

As of June 30, 2011, we had approximately $196.6 million available for additional borrowing or letter of credit issuances under our revolving credit facility under the Credit Agreement. There were no borrowings and $53.4 million in outstanding letters of credit under our revolving credit facility as of June 30, 2011. Our ability to borrow under the Credit Agreement will depend on us remaining in compliance with the limitations imposed by our lenders, including the maintenance of our financial ratios and covenants.

On May 6, 2011 we paid the remaining ₤0.6 million aggregate principal amount outstanding of the promissory notes we issued to defer a portion of the earn-out payable in connection with our acquisition of Global Draw in 2006.

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

We own a 20% equity interest in Northstar. We contributed $10.0 million to Northstar in March 2011 and an additional $2.0 million in July 2011. Under the terms of its private management agreement with the State of Illinois (the “PMA”), Northstar is entitled to receive annual incentive compensation payments to the extent it is successful in increasing the Illinois lottery’s net income above specified target levels, subject to a cap of 5% of the applicable year’s net income. Northstar will be responsible for payments to the State to the extent such targets are not achieved, subject to a similar cap. We may be required to make capital contributions to Northstar to fund our pro rata share (i.e., based on our percentage interest in Northstar) of any shortfall payments that may be owed by Northstar to the State under the PMA.  Northstar is expected to be reimbursed on a monthly basis for most of its operating expenses under the PMA.

At June 30, 2011, our available cash, short-term investments and borrowing capacity totaled $323.9 million (including cash and cash equivalents of $127.3 million and availability of $196.6 million under the revolving credit facility) compared to $258.6 million at December 31, 2010 (including cash and cash equivalents of $124.3 million and availability of $134.3 million under the revolving credit facility). The amount of our available cash and short-term investments fluctuate principally based on the timing of collections from our customers, cash expenditures associated with new and existing and lottery and gaming systems contracts, borrowings or repayments under our credit facilities, the funding of joint ventures, acquisitions and changes in our working capital position. Our borrowing capacity under the revolving credit facility under the Credit Agreement will depend on the balance of loans borrowed and outstanding letters of credit issued under the revolving credit facility as well as the level of certain financial ratios under the Credit Agreement.

The $3.0 million increase in our available cash since December 31, 2010 principally reflects the net cash provided by operating activities of $97.6 million for the six months ended June 30, 2011 and $1.3 million from the impact of foreign exchange rates offset by $4.7 million of debt repayments, $44.2 million of capital expenditures, lottery and gaming systems expenditures and other intangible assets and software expenditures, a $28.8 million investment in ITL related to the roll-out of terminals for the Ladbrokes betting shop estate, a $10.0 million investment in Northstar, a $6.3 million return of capital payment from LNS, and $2.6 million for the payment of financing fees. The $97.6 million of net cash provided by operating activities was derived from approximately $85.0 million of net cash provided by operations and approximately $12.6 million from changes in working capital. The working capital changes principally reflected decreases in accounts receivable and increases in accrued liabilities, offset by decreases in accounts payable. Capital expenditures were $3.6 million in the six months ended June 30, 2011 compared to $3.3 million in the corresponding period in 2010. Lottery and gaming systems expenditures totaled $22.2 million in the six months ended June 30, 2011 compared to $31.5 million in the corresponding period in 2010, and consisted primarily of expenditures associated with our lottery contract in Iowa. Other intangible assets and software expenditures of $18.4 million during the six months ended June 30, 2011 consisted primarily of licensed properties and gaming contracts related to Global Draw. Cash flow from financing activities principally reflected payment of the term loan facilities under the Credit Agreement and payment of financing fees.

In December 2010, the Company adopted the Asia-Pacific Plan. The purpose of the Asia Pacific Plan is to provide an equitable and competitive compensation opportunity to certain key employees and consultants of the Company who are involved in the Company’s business in China (and potentially other jurisdictions in the Asia-Pacific region) (the “Asia-Pacific Business”) and to promote the creation of long-term value for the Company’s stockholders by directly linking Asia-Pacific Plan participants’ compensation under this Asia-Pacific Plan to the appreciation in value of such business. Each participant will be eligible to receive a cash payment following the end of 2014 equal to a pre-determined share of an Asia-Pacific Business incentive compensation pool. The incentive compensation pool will equal a certain percentage of the growth in the value of the Asia-Pacific Business over four years, calculated in the manner provided under the Asia-Pacific Plan and subject to a cap of (1) $35 million, in the event an Asia-Pacific Business liquidity event does not occur by December 31, 2014 or (2) $50 million, in the event an Asia-Pacific Business liquidity event occurs by December 31, 2014. An “Asia-Pacific Business liquidity event” means an initial public offering of at least 20% of the Asia-Pacific Business or a strategic investment by a third-party to acquire at least 20% of the Asia-Pacific Business, in each case, that is approved by the Company.

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

There were no changes in our internal control over financial reporting during the quarter ended June 30, 2011 that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

PART II.  OTHER INFORMATION

Item 1A. Risk Factors

There have been no material changes in our risk factors from those disclosed in Part I, Item 1A of our 2010 Annual Report on Form 10-K other than as set forth below, which risk factors should be read in conjunction with the other risk factors disclosed in our 2010 Annual Report on Form 10-K.

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

These joint ventures and strategic investments currently include LNS (which succeeded CLN as the holder of the concession to operate the instant ticket lottery in Italy that began on October 1, 2010), our joint ventures in China, RCN, our Northstar joint venture to act as the private manager of the Illinois lottery, our Sciplay joint venture with Playtech to deliver Internet gaming solutions to government-sponsored and other lotteries and certain other gaming operators and our equity investment in Sportech. We are party to other strategic agreements with Playtech relating to gaming machines that contemplate our use of and reliance on Playtech’s back-end technology platform in international territories. Failure to timely migrate to the new back-end technology platform could result in Global Draw being unable to meet certain contract commitments, which could negatively impact our business, results of operations and prospects. We cannot assure you that we will be able to successfully develop and market Internet and land-based gaming products under our agreements with Playtech. As of June 30, 2011, Global Draw completed the migration to the new back-end technology platform in the U.K.

Our Northstar joint venture, in which we are a 20% equity holder, was awarded the agreement to be the private manager for the Illinois lottery for a ten-year term following a competitive procurement, which agreement was executed on January 18, 2011. See “Business—Operational Overview—Printed Products—Northstar Lottery Group” in Item 1 of our Annual Report on Form 10-K.  On January 26, 2011, the Illinois Appellate Court upheld a constitutional challenge to the revenue statute that, among other things, amended the Illinois lottery law to facilitate the PMA, on grounds that the statute impermissibly addressed more than one subject. On July 11, 2011, the Illinois Supreme Court reversed the Appellate Court decision and upheld the revenue statute. Operations under the PMA commenced on July 1, 2011.

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

Our revenues can fluctuate due to seasonality in some components of our business. The summer season historically has been the weakest part of the year for certain parts of our lottery business, particularly where our revenues are tied to a percentage of retail sales such as under our CSP contracts. The third quarter is typically the weakest quarter for Global Draw, which could adversely affect the amounts wagered and our corresponding service revenues.

In addition, our revenues in our Lottery Systems Group can be somewhat dependent on the size of jackpots of lottery games such as Powerball® and Mega Millions® during the relevant period.

Lottery and gaming equipment sales and software license revenues usually reflect a limited number of large transactions, which may not recur on an annual basis. Consequently, revenues and operating margins can vary substantially from period to period as a result of the timing and magnitude of major equipment sales and software license revenue. As a general matter, lottery and gaming equipment sales generate lower operating margins than revenue from other aspects of our business. In addition, instant ticket sales may vary depending on the season and timing of contract awards, changes in customer budgets, ticket inventory levels, lottery retail sales and general economic conditions.

Item 2. Unregistered Sales of Equity Securities and Use of Proceeds

ISSUER PURCHASES OF EQUITY SECURITIES

Period	Total Number of Shares Purchased (1)	Average Price Paid per Share	Total Number of Shares Purchased as Part of Publicly Announced Plans or Programs	Approximate Dollar Value of Shares that May Yet Be Purchased Under the Plans or Programs (2)
4/1/2011 - 4/30/2011	6,360	$8.81	—	$173.7 million
5/1/2011 - 5/31/2011	4,617	$10.38	—	$173.7 million
6/1/2011 - 6/30/2011	3,407	$9.01	—	$173.7 million
Total	14,384	$9.36	—	$173.7 million

(1)

There were no shares purchased as part of the publicly announced repurchase program during the quarter ended June 30, 2011. The activity in this column reflects 14,384 shares acquired from employees to satisfy the withholding taxes associated with the vesting of restricted stock units during the quarter ended June 30, 2011.

(2)	The $200 million stock repurchase program, which expires on December 31, 2011, was publicly announced on May 10, 2010.

Exhibits

Item 6.

Exhibit Number

10.1	Share Purchase Agreement, dated as of April 26, 2011, by and among the Company, Global Draw Limited, IGT-UK Group Limited, Cyberview International, Inc. and International Game Technology. (†)

10.2

Separation Agreement dated as of May 12, 2011, by and between the Company and Ira H. Raphaelson (incorporated by reference to Exhibit 10.1 to the Company’s Current Report on Form 8-K filed on May 13, 2011).

10.3	2003 Incentive Compensation Plan, as amended and restated (incorporated by reference to Exhibit 10.1 to the Company’s Current Report on Form 8-K filed on June 9, 2011).

31.1	Certification of the Chief Executive Officer of the Company pursuant to Rule 13a-14(a) under the Securities Exchange Act of 1934. (†)

31.2	Certification of the Chief Financial Officer of the Company pursuant to Rule 13a-14(a) under the Securities Exchange Act of 1934. (†)

32.1	Certification of the Chief Executive Officer of the Company pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002. (†)

32.2	Certification of the Chief Financial Officer of the Company pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002. (†)

101

Financial statements from the quarterly report on Form 10-Q of the Company for the quarter ended June 30, 2011, filed on August 9, 2011, formatted in Extensible Business Reporting Language (XBRL): (i) the Consolidated Statements of Operations, (ii) the Consolidated Balance Sheets, (iii) the Consolidated Statements of Cash Flows and (iv) the Notes to Consolidated Financial Statements tagged as blocks of text. (†)(*)

(†) Filed herewith.

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

SCIENTIFIC GAMES CORPORATION
(Registrant)

	By:	/s/ Jeffrey S. Lipkin
	Name:	Jeffrey S. Lipkin
	Title:	Senior Vice President and Chief Financial Officer

	By:	/s/ Stephen L. Gibbs
	Name:	Stephen L. Gibbs
	Title:	Vice President and Chief Accounting Officer

Dated: August 9, 2011

INDEX TO EXHIBITS

Exhibit Number
10.1	Share Purchase Agreement, dated as of April 26, 2011, by and among the Company, Global Draw Limited, IGT-UK Group Limited, Cyberview International, Inc. and International Game Technology. (†)

10.2

Separation Agreement dated as of May 12, 2011, by and between the Company and Ira H. Raphaelson (incorporated by reference to Exhibit 10.1 to the Company’s Current Report on Form 8-K filed on May 13, 2011).

10.3	2003 Incentive Compensation Plan, as amended and restated (incorporated by reference to Exhibit 10.1 to the Company’s Current Report on Form 8-K filed on June 9, 2011).

31.1	Certification of the Chief Executive Officer of the Company pursuant to Rule 13a-14(a) under the Securities Exchange Act of 1934. (†)

31.2	Certification of the Chief Financial Officer of the Company pursuant to Rule 13a-14(a) under the Securities Exchange Act of 1934. (†)

32.1	Certification of the Chief Executive Officer of the Company pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002. (†)

32.2	Certification of the Chief Financial Officer of the Company pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002. (†)

101

Financial statements from the quarterly report on Form 10-Q of the Company for the quarter ended June 30, 2011, filed on August 9, 2011, formatted in Extensible Business Reporting Language (XBRL): (i) the Consolidated Statements of Operations, (ii) the Consolidated Balance Sheets, (iii) the Consolidated Statements of Cash Flows and (iv) the Notes to Consolidated Financial Statements tagged as blocks of text. (†)(*)

(†) Filed herewith.

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