Form 10-Q
period 2011-09-30
SCIENTIFIC GAMES CORP
filed 2011-11-02
CIK 750004

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D. C. 20549

FORM 10-Q

{Mark One}

☒      QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended September 30, 2011

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

The registrant has the following number of shares outstanding of each of the registrant’s classes of common stock as of October 28, 2011:

Class A Common Stock: 92,137,470

Class B Common Stock: None

SCIENTIFIC GAMES CORPORATION AND SUBSIDIARIES

INDEX TO FINANCIAL INFORMATION

AND OTHER INFORMATION

THREE AND NINE MONTHS ENDED SEPTEMBER 30, 2011

Forward-Looking Statements

Throughout this Quarterly Report on Form 10-Q we make “forward-looking statements” within the meaning of the U.S. Private Securities Litigation Reform Act of 1995. Forward-looking statements describe future expectations, plans, results or strategies and can often be identified by the use of terminology such as “may,” “will,” “estimate,” “intend,” “continue,” “believe,” “expect,” “anticipate,” “could,” “potential,” “opportunity,” or similar terminology. The forward-looking statements contained in this Quarterly Report on Form 10-Q are generally located in the material set forth under the heading “Management’s Discussion and Analysis of Financial Condition and Results of Operations” but may be found in other locations as well. These statements are based upon management’s current expectations, assumptions and estimates and are not guarantees of future results or performance. Actual results may differ materially from those projected in these statements due to a variety of risks and uncertainties and other factors, including, among other things: competition; material adverse changes in economic and industry conditions; technological change; retention and renewal of existing contracts and entry into new or revised contracts; availability and adequacy of cash flows to satisfy obligations and indebtedness or future needs; protection of intellectual property; security and integrity of software and systems; laws and government regulation, including those relating to gaming licenses, permits and operations; inability to identify, complete and integrate future acquisitions; inability to benefit from, and risks associated with joint ventures and strategic investments and relationships; failure of the Company’s Northstar joint venture to meet the net income targets or otherwise realize the anticipated benefits under its private management agreement with the Illinois Lottery; seasonality; inability to identify and capitalize on trends and changes in the lottery and gaming industries; inability to enhance and develop successful gaming concepts; dependence on suppliers and manufacturers; liability for product defects; fluctuations in foreign currency exchange rates and other factors associated with foreign operations; influence of certain stockholders; dependence on key personnel; failure to perform on contracts; resolution of pending or future litigation; labor matters; and stock price volatility. Additional information regarding risks and uncertainties and other factors that could cause actual results to differ materially from those contemplated in forward-looking statements is included from time to time in our filings with the Securities and Exchange Commission (“SEC”), including under the heading “Risk Factors” in our most recent Annual Report on Form 10-K and in this Quarterly Report on Form 10-Q. Forward-looking statements speak only as of the date they are made and, except for our ongoing obligations under the U.S. federal securities laws, we undertake no obligation to publicly update any forward-looking statements whether as a result of new information, future events or otherwise.

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

PART 1. FINANCIAL INFORMATION

Item 1. Financial Statements

SCIENTIFIC GAMES CORPORATION AND SUBSIDIARIES

CONSOLIDATED BALANCE SHEETS

As of September 30, 2011 and December 31, 2010

(Unaudited, in thousands, except per share amounts)

	September 30,	December 31,
	2011	2010
ASSETS

Current assets:
Cash and cash equivalents	$86,879	$124,281
Accounts receivable, net of allowance for doubtful accounts of $6,469 and $2,175 as of September 30, 2011 and December 31, 2010, respectively	187,236	178,179
Inventories	79,396	68,744
Deferred income taxes, current portion	2,339	2,448
Prepaid expenses, deposits and other current assets	52,435	40,013
Total current assets	408,285	413,665
Property and equipment, at cost	780,930	776,367
Less: accumulated depreciation	(342,631)	(325,786)
Net Property and equipment	438,299	450,581
Goodwill, net	766,288	763,915
Intangible assets, net	88,792	70,613
Other assets and investments	494,677	452,764
Total assets	$2,196,341	$2,151,538

LIABILITIES AND STOCKHOLDERS’ EQUITY
Current liabilities:
Debt payments due within one year	$9,391	$8,431
Accounts payable	64,640	50,642
Accrued liabilities	160,241	136,925
Total current liabilities	234,272	195,998
Deferred income taxes	61,382	60,858
Other long-term liabilities	57,517	53,765
Long-term debt, excluding current installments	1,382,393	1,388,259
Total liabilities	1,735,564	1,698,880
Commitments and contingencies
Stockholders’ equity:
Class A common stock, par value $0.01 per share, 199,300 shares authorized, 97,877 and 97,474 shares issued and 92,128 and 91,725 shares outstanding as of September 30, 2011 and December 31, 2010, respectively	979	975
Additional paid-in capital	689,861	674,691
Accumulated loss	(135,058)	(131,021)
Treasury stock, at cost, 5,749 shares held as of September 30, 2011 and December 31, 2010	(74,460)	(74,460)
Accumulated other comprehensive (loss)	(20,545)	(17,527)
Total stockholders’ equity	460,777	452,658
Total liabilities and stockholders’ equity	$2,196,341	$2,151,538

See accompanying notes to consolidated financial statements

SCIENTIFIC GAMES CORPORATION AND SUBSIDIARIES

CONSOLIDATED STATEMENTS OF OPERATIONS

Three Months Ended September 30, 2011 and 2010

(Unaudited, in thousands, except per share amounts)

	Three Months Ended September 30,
	2011	2010
Revenue:
Instant tickets	$126,693	$115,968
Services	81,429	92,813
Sales	14,617	12,280
Total revenue	222,739	221,061

Operating expenses:
Cost of instant tickets (1)	71,785	67,138
Cost of services (1)	42,562	57,723
Cost of sales (1)	10,332	7,977
Selling, general and administrative expenses	47,660	36,435
Write-down of assets held for sale	—	2,155
Employee termination and restructuring costs	1,030	602
Depreciation and amortization	27,994	27,284
Operating income	21,376	21,747
Other (income) expense:
Interest expense	26,297	24,617
Earnings from equity investments	(8,895)	(13,031)
Loss on early extinguishment of debt	4,185	2,236
Other (income) expense, net	1,711	(3,011)
	23,298	10,811
Net (loss) income before income taxes	(1,922)	10,936
Income tax expense	2,202	2,232
Net (loss) income	$(4,124)	$8,704

Basic and diluted net (loss) income per share:
Basic net (loss) income per share	$(0.04)	$0.09
Diluted net (loss) income per share	$(0.04)	$0.09

Weighted-average number of shares used in per share calculations:
Basic shares	92,125	91,844
Diluted shares	92,125	92,240

(1) Exclusive of depreciation and amortization.

See accompanying notes to consolidated financial statements

SCIENTIFIC GAMES CORPORATION AND SUBSIDIARIES

CONSOLIDATED STATEMENTS OF OPERATIONS

Nine Months Ended September 30, 2011 and 2010

(Unaudited, in thousands, except per share amounts)

	Nine Months Ended September 30,
	2011	2010
Revenue:
Instant tickets	$370,972	$343,506
Services	237,272	287,527
Sales	31,399	39,400
Total revenue	639,643	670,433

Operating expenses:
Cost of instant tickets (1)	211,151	199,282
Cost of services (1)	122,944	167,336
Cost of sales (1)	21,383	27,843
Selling, general and administrative expenses	130,640	115,543
Write-down of assets held for sale	—	8,029
Employee termination and restructuring costs	1,030	602
Depreciation and amortization	87,902	82,017
Operating income	64,593	69,781
Other (income) expense:
Interest expense	79,161	74,176
Earnings from equity investments	(27,469)	(42,474)
Loss on early extinguishment of debt	4,185	2,236
Other (income) expense, net	(159)	9,555
	55,718	43,493
Net income before income taxes	8,875	26,288
Income tax expense	12,912	17,040
Net (loss) income	$(4,037)	$9,248

Basic and diluted net (loss) income per share:
Basic net (loss) income per share	$(0.04)	$0.10
Diluted net (loss) income per share	$(0.04)	$0.10

Weighted-average number of shares used in per share calculations:
Basic shares	92,027	93,122
Diluted shares	92,027	93,648

(1) Exclusive of depreciation and amortization.

See accompanying notes to consolidated financial statements

SCIENTIFIC GAMES CORPORATION AND SUBSIDIARIES

CONSOLIDATED STATEMENTS OF CASH FLOWS

Nine Months Ended September 30, 2011 and 2010

(Unaudited, in thousands, except per share amounts)

	Nine Months Ended September 30,
	2011	2010
Cash flows from operating activities:
Net (loss) income	$(4,037)	$9,248
Adjustments to reconcile net (loss) income to cash provided by operating activities:
Depreciation and amortization	87,902	82,017
Change in deferred income taxes	2,326	11,541
Stock-based compensation	15,293	17,383
Non-cash interest expense	6,122	5,276
Undistributed earnings from equity investments	2,611	(8,062)
Write-down of assets held for sale	—	8,029
Loss on extinguishment of debt	4,185	2,236
Changes in current assets and liabilities, net of effects of acquisitions
Accounts receivable	9,380	7,012
Inventories	(827)	(2,375)
Accounts payable	(2,125)	(8,970)
Accrued liabilities	14,671	(3,463)
Other current assets and liabilities	16,163	22,886
Other	963	483
Net cash provided by operating activities	152,627	143,241

Cash flows from investing activities:
Capital expenditures	(5,863)	(6,873)
Lottery and gaming systems expenditures	(33,972)	(45,257)
Other intangible assets and software expenditures	(28,536)	(26,335)
Change in other assets and liabilities, net	(11,356)	(571)
Net equity investments	(37,878)	(127,314)
Business acquisitions, net of cash acquired	(50,177)	(12,493)
Net cash used in investing activities	(167,782)	(218,843)

Cash flows from financing activities:
Proceeds from issuance of long-term debt	—	355,541
Payments on long-term debt	(6,232)	(242,758)
Payments of financing fees	(9,186)	(12,969)
Purchases of treasury stock	—	(26,334)
Net proceeds from issuance of common stock	(1,426)	(2,067)
Net cash (used in) provided by financing activities	(16,844)	71,413

Effect of exchange rate changes on cash and cash equivalents	(5,403)	(8,965)
Decrease in cash and cash equivalents	(37,402)	(13,154)

Cash and cash equivalents, beginning of period	124,281	260,131
Change in cash and cash equivalents of held for sale operations at September 30, 2010	—	2,593
Cash and cash equivalents, end of period	$86,879	$249,570

See accompanying notes to consolidated financial statements

SCIENTIFIC GAMES CORPORATION AND SUBSIDIARIES

CONSOLIDATED STATEMENTS OF CASH FLOWS

Nine Months Ended September 30, 2011 and 2010

(Unaudited, in thousands, except per share amounts)

Non-cash investing and financing activities

For the nine months ended September 30, 2011 and 2010

Our total investment in International Terminal Leasing (“ITL”), which is described in Note 3 of the Notes to Consolidated Financial Statements, was $35,961 as of September 30, 2011 which includes a non-cash investment of $4,859 during the nine months ended September 30, 2011.  There were no significant non-cash investing and financing activities for the nine months ended September 30, 2010.

SCIENTIFIC GAMES CORPORATION AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

(Unaudited, in thousands, except per share amounts)

Notes to Consolidated Financial Statements

(1) Consolidated Financial Statements

Basis of Presentation

The Consolidated Balance Sheet as of September 30, 2011, the Consolidated Statements of Operations for the three and nine months ended September 30, 2011 and 2010, and the Consolidated Statements of Cash Flows for the nine months ended September 30, 2011 and 2010, have been prepared by Scientific Games Corporation and are unaudited. When used in these notes, the terms “we,” “us,” “our” and the “Company” refer to Scientific Games Corporation and all entities included in our consolidated financial statements unless otherwise specified or the context otherwise indicates. In the opinion of management, all adjustments necessary to present fairly our consolidated financial position as of September 30, 2011, the results of our operations for the three and nine months ended September 30, 2011 and 2010 and our cash flows for the nine months ended September 30, 2011 and 2010 have been made. Such adjustments are of a normal, recurring nature.

Certain information and footnote disclosures normally included in consolidated financial statements prepared in accordance with accounting principles generally accepted in the United States of America have been condensed or omitted. These consolidated financial statements should be read in conjunction with the consolidated financial statements and notes thereto included in our 2010 Annual Report on Form 10-K. The results of operations for the three and nine months ended September 30, 2011 are not necessarily indicative of the results of operations for the full year.

Significant Accounting Policies

We describe our significant accounting policies in Note 1 of the Notes to Consolidated Financial Statements in our 2010 Annual Report on Form 10-K. There have been no changes to our significant accounting policies during the period ended September 30, 2011 except as discussed below.

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

We adopted these amendments to the ASC on January 1, 2011 on a prospective basis as applicable to our revenue generated from licensing branded properties that are coupled with a service component, where we also purchase and distribute prizes on behalf of lottery authorities. The impact of these accounting changes was not material to our consolidated financial statements for the three and nine months ended September 30, 2011.

Basic and Diluted Net Income (Loss) Per Share

The following represents a reconciliation of the numerator and denominator used in computing basic and diluted net (loss) income per share available to common stockholders for the three and nine months ended September 30, 2011 and 2010:

	Three Months Ended		Nine Months Ended
	September 30,		September 30,
	2011	2010	2011	2010
Income (numerator)
Net (loss) income	$(4,124)	$8,704	$(4,037)	$9,248

Shares (denominator)
Weighted-average basic common shares outstanding	92,125	91,844	92,027	93,122
Effect of dilutive securities-stock rights	—	396	—	526
Weighted-average diluted common shares outstanding	92,125	92,240	92,027	93,648

Basic and diluted per share amounts
Basic net (loss) income per share	$(0.04)	$0.09	$(0.04)	$0.10
Diluted net (loss) income per share	$(0.04)	$0.09	$(0.04)	$0.10

There were no dilutive stock rights for the three and nine months ended September 30, 2011 due to the net loss reported for the periods. The weighted-average diluted common shares outstanding for the three and nine months ended September 30, 2010 excludes the effect of approximately 6,917 and 6,496 weighted-average stock rights outstanding, respectively, because their effect would be anti-dilutive.

(2) Reportable Segment Information

We operate in three reportable segments: Printed Products Group, Lottery Systems Group, and Diversified Gaming Group. During the first quarter of 2011 we reviewed the allocation of overhead expenses to our reportable segments as a result of the realignment of our management structure. Based on this review, we determined to no longer allocate certain overhead expenses to our reportable segments. This change, which was effective January 1, 2011, had no impact on the Company’s consolidated balance sheets or its statements of operations, cash flows or changes in stockholders’ equity for any periods. Prior period reportable segment information has been adjusted to reflect the change in reportable segment reporting.

The following tables set forth revenue, cost of revenue, depreciation, amortization, selling, general and administrative expenses, write-down of assets held for sale, employee termination and restructuring costs, and operating income for the three and nine months ended September 30, 2011 and 2010, by reportable segments. Corporate expenses, including interest expense, other (income) expense and corporate depreciation and amortization, are not allocated to the reportable segments and are presented as unallocated corporate costs.

	Three Months Ended September 30, 2011
	Printed Products Group	Lottery Systems Group	Diversified Gaming Group	Totals
Revenue:
Instant tickets	$126,693	$—	$—	$126,693
Services	—	49,944	31,485	81,429
Sales	2,953	9,640	2,024	14,617
Total revenue	$129,646	$59,584	$33,509	$222,739

Cost of instant tickets (1)	$71,785	$—	$—	$71,785
Cost of services (1)	—	26,899	15,663	42,562
Cost of sales (1)	1,906	6,813	1,613	10,332
Selling, general and administrative expenses	13,029	6,626	4,238	23,893
Employee termination and restructuring costs	—	—	1,030	1,030
Depreciation and amortization	8,177	11,939	7,744	27,860
Segment operating income	$34,749	$7,307	$3,221	$45,277
Unallocated corporate costs				23,901
Consolidated operating income				$21,376

(1) Exclusive of depreciation and amortization.

	Three Months Ended September 30, 2010
	Printed Products Group	Lottery Systems Group	Diversified Gaming Group	Totals
Revenue:
Instant tickets	$115,968	$—	$—	$115,968
Services	—	46,630	46,183	92,813
Sales	1,024	6,141	5,115	12,280
Total revenue	$116,992	$52,771	$51,298	$221,061

Cost of instant tickets (1)	$67,138	$—	$—	$67,138
Cost of services (1)	—	26,450	31,273	57,723
Cost of sales (1)	954	4,063	2,960	7,977
Selling, general and administrative expenses	10,269	5,772	6,117	22,158
Write-down of assets held for sale	—	—	2,155	2,155
Employee termination and restructuring costs	—	—	602	602
Depreciation and amortization	8,184	10,969	8,005	27,158
Segment operating income	$30,447	$5,517	$186	$36,150
Unallocated corporate costs				14,403
Consolidated operating income				$21,747

(1) Exclusive of depreciation and amortization.

	Nine Months Ended September 30, 2011
	Printed Products Group	Lottery Systems Group	Diversified Gaming Group	Totals
Revenue:
Instant tickets	$370,972	$—	$—	$370,972
Services	—	150,356	86,916	237,272
Sales	6,810	22,447	2,142	31,399
Total revenue	$377,782	$172,803	$89,058	$639,643

Cost of instant tickets (1)	$211,151	$—	$—	$211,151
Cost of services (1)	—	79,087	43,857	122,944
Cost of sales (1)	4,150	15,585	1,648	21,383
Selling, general and administrative expenses	36,521	16,422	10,800	63,743
Employee termination and restructuring costs	—	—	1,030	1,030
Depreciation and amortization	24,745	35,185	27,581	87,511
Segment operating income	$101,215	$26,524	$4,142	$131,881
Unallocated corporate costs				67,288
Consolidated operating income				$64,593

(1) Exclusive of depreciation and amortization.

	Nine Months Ended September 30, 2010
	Printed Products Group	Lottery Systems Group	Diversified Gaming Group	Totals
Revenue:
Instant tickets	$343,506	$—	$—	$343,506
Services	—	148,334	139,193	287,527
Sales	6,625	24,518	8,257	39,400
Total revenue	$350,131	$172,852	$147,450	$670,433

Cost of instant tickets (1)	$199,282	$—	$—	$199,282
Cost of services (1)	—	78,760	88,576	167,336
Cost of sales (1)	4,931	17,708	5,204	27,843
Selling, general and administrative expenses	32,239	18,011	17,671	67,921
Write-down of assets held for sale	—	—	8,029	8,029
Employee termination and restructuring costs	—	—	602	602
Depreciation and amortization	25,150	32,622	23,872	81,644
Segment operating income	$88,529	$25,751	$3,496	$117,776
Unallocated corporate costs				47,995
Consolidated operating income				$69,781

(1) Exclusive of depreciation and amortization.

The following table provides a reconciliation of reportable segment operating income to income (loss) before income taxes for each period:

	Three Months Ended		Nine Months Ended
	September 30,		September 30,
	2011	2010	2011	2010
Reported segment operating income	$45,277	$36,150	$131,881	$117,776
Unallocated corporate costs	(23,901)	(14,403)	(67,288)	(47,995)
Consolidated operating income	21,376	21,747	64,593	69,781
Interest expense	(26,297)	(24,617)	(79,161)	(74,176)
Earnings from equity investments	8,895	13,031	27,469	42,474
(Loss) on early extinguishment of debt	(4,185)	(2,236)	(4,185)	(2,236)
Other income (expense), net	(1,711)	3,011	159	(9,555)
Income (loss) before income taxes	$(1,922)	$10,936	$8,875	$26,288

In evaluating financial performance, we focus on operating income as a segment’s measure of profit or loss. Segment operating income is income before other income (expense), net, interest expense, earnings from equity investments, loss on early extinguishment of debt, unallocated corporate expenses and income taxes. The accounting policies of the reportable segments are the same as those described in the summary of significant accounting policies (see Note 1 of the Notes to Consolidated Financial Statements in our 2010 Annual Report on Form 10-K).

(3) Equity Method Investments

Lotterie Nazionali S.r.l. / Consorzio Lotterie Nazionali

We are a 20% equity owner in Lotterie Nazionali S.r.l. (“LNS”), a joint venture comprised principally of us, Lottomatica Group S.p.A. (“Lottomatica”) and Arianna 2001, a company owned by the Federation of Italian Tobacconists, that was awarded the concession from the Italian Monopoli di Stato to be the exclusive operator of the Italian Gratta e Vinci instant ticket lottery beginning on October 1, 2010. The concession has an initial term of nine years (subject to a performance evaluation during the fifth year) and could be extended by the Monopoli di Stato for an additional nine years. LNS succeeded Consorzio Lotterie Nazionali (“CLN”), a consortium comprised of essentially the same group that owns LNS, as holder of the concession. Under the new concession, we are the primary supplier of instant lottery tickets for the joint venture, as we were under the prior concession. CLN, which had held the concession since 2004, is being wound up and the bulk of its assets have been transferred to LNS. LNS paid €800,000 in upfront fees under the terms of the new concession. We paid our pro rata share of these fees in 2010 (€160,000). The upfront fees associated with the new concession are amortized by LNS (anticipated to be approximately €89,000 each year of the new concession on a pre-tax basis), which reduces our earnings from our equity investment in LNS. Our share of the amortization is expected to be approximately €18,000 each year on a pre-tax basis. In light of the corporate structure of LNS, we record our earnings from our equity investment in LNS on an after-tax basis in accordance with applicable accounting rules, which impacts the comparability of our results of operations associated with LNS with our results of operations associated with CLN, since we recorded earnings from our equity investment in CLN on a pre-tax basis. Subject to applicable limitations, we are entitled to receive from LNS annual cash dividends as well as periodic return of capital payments over the life of the concession. In April 2011, we received a dividend of $22,012 from CLN. During 2011, we have received $10,870 from LNS comprised of a dividend of $4,238 received in the second quarter and return of capital payments of $6,266 and $366 received in the second and third quarter, respectively.

Northstar Lottery Group, LLC

We are a 20% equity owner in Northstar Lottery Group, LLC (“Northstar”), a joint venture with GTECH Corporation, a subsidiary of Lottomatica, that was formed to bid for the agreement to be the private manager for the Illinois lottery for a ten-year term. Northstar was selected as the private manager following a competitive procurement process and entered into a private management agreement with the State of Illinois on January 18, 2011 (the “PMA”). As the private manager, Northstar will, subject to the oversight of the Illinois lottery, manage the day-to-day operations of the lottery including lottery game development and portfolio management, retailer recruitment and training, supply of goods and services and overall marketing strategy. Under the terms of the PMA, Northstar is entitled to receive annual incentive compensation payments to the extent it is successful in increasing the lottery’s net income above specified target levels, subject to a cap of 5% of the applicable year’s net income. Northstar will be responsible for payments to the State to the extent such targets are not achieved, subject to a similar cap. Northstar is expected to be reimbursed on a monthly basis for most of its operating expenses under the PMA. Under our agreement with Northstar, we are responsible for the design, development, manufacturing, warehousing and distribution of instant lottery tickets and will be compensated based on a percentage of retail sales.

On January 26, 2011, the Appellate Court of Illinois upheld a constitutional challenge to the revenue statute that, among other things, amended the lottery law to facilitate the PMA on grounds that the statute impermissibly addressed more than one subject. On July 11, 2011, the Illinois Supreme Court reversed the Appellate Court decision and upheld the revenue statute.  Operations under the PMA commenced on July 1, 2011. We contributed $10,000 to Northstar in March 2011 and an additional $2,000 in July 2011.  We account for our interest in Northstar under the equity method of accounting.

International Terminal Leasing

As contemplated by our strategic agreements with Video B Holdings Limited (“Video B”), a subsidiary of Playtech Limited, relating to our license of Video B’s back-end technology platform for our gaming machines, we formed ITL with Video B in the first quarter of 2011. The purpose of ITL is to acquire gaming terminals using funds contributed to the capital of ITL by each partner. The gaming terminals, which will employ Video B’s software, will be leased to whichever Company subsidiary is to provide the terminals to third-party customers. We account for our interest in ITL under the equity method of accounting. The equity interest of each partner is expected to vary based on the respective capital contributions from the partners; however, each partner has joint control regarding operating decisions of ITL. Intra-entity profits and losses will be eliminated as necessary. As of September 30, 2011 our investment in ITL was $35,961. The impact of ITL on our Consolidated Statements of Operations for the three and nine months ended September 30, 2011 was not material.

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

(4) Comprehensive (Loss) Income

The following presents a reconciliation of net (loss) income to comprehensive (loss) income for the three and nine months ended September 30, 2011 and 2010:

	Three Months Ended		Nine Months Ended
	September 30,		September 30,
	2011	2010	2011	2010
Net (loss) income	$(4,124)	$8,704	$(4,037)	$9,248
Other comprehensive (loss) income
Foreign currency translation (loss) gain	(52,397)	56,592	(4,435)	(6,656)
Gain on derivative financial instruments (1)	505	27	1,417	315
Other comprehensive (loss) income	(51,892)	56,619	(3,018)	(6,341)
Comprehensive (loss) income	$(56,016)	$65,323	$(7,055)	$2,907

(1) For the three and nine months ended September 30, 2011, the gain on derivative financial instruments is net of income taxes of approximately $337 and $944, respectively.  For the three and nine months ended September 30, 2010, the gain on derivative financial instruments is net of income taxes of approximately $285 and $479, respectively.

(5) Inventories

Inventories consist of the following:

	September 30,	December 31,
	2011	2010
Parts and work-in-process	$33,765	$23,224
Finished goods	45,631	45,520
	$79,396	$68,744

Parts and work-in-process includes costs for equipment expected to be sold. Costs incurred for equipment associated with specific lottery and gaming contracts not yet placed in service are classified as construction in progress in property and equipment and are not depreciated.

(6) Long-Term Debt

Credit Agreement

We are party to a credit agreement, dated as of June 9, 2008, as amended and restated as of February 12, 2010, and amended as of December 16, 2010, March 11, 2011 and as further amended and restated as of August 25, 2011 (as so amended, the “Credit Agreement”), among Scientific Games International, Inc. (“SGI”), as borrower, the Company, as a guarantor, the several lenders from time to time parties thereto and JPMorgan Chase Bank, N.A. (“JPMorgan”), as administrative agent. A summary of the terms of the Credit Agreement, including the financial ratios that the Company is required to maintain under the terms of the Credit Agreement, is included in Note 8 of the Notes to Consolidated Financial Statements in our 2010 Annual Report on Form 10-K.

On March 11, 2011, the Company and SGI entered into an amendment to the Credit Agreement. Under the amendment, from and after December 31, 2010, “consolidated EBITDA” (as such term is defined in the Credit Agreement) will generally include the Company’s share of the earnings of the Company’s joint venture that holds the Italian instant ticket concession, whether or not such earnings have been distributed to the Company, before interest expense (other than interest expense in respect of debt of such joint venture if such debt exceeds $25,000), income tax expense and depreciation and amortization expense, provided that the amount of “consolidated EBITDA” attributable to the Company’s interest in such joint venture that would not have otherwise been permitted to be included in “consolidated EBITDA” prior to giving effect to the amendment will be capped at $25,000 in any period of four consecutive quarters (or $30,000 in the case of any such period ending on or prior to June 30, 2012). Prior to giving effect to the amendment, “consolidated EBITDA” generally included only the Company’s share of the earnings of such joint venture that was distributed to the Company. In addition, under the terms of the amendment, any cash compensation expense incurred but not paid in a particular period will be added back for purposes of determining “consolidated EBITDA” so long as no cash payment in respect thereof is required prior to the scheduled maturity of the borrowings under the Credit Agreement. This add-back was revised pursuant to the subsequent amendment described below to permit up to $993 of non-cash compensation expense accrued prior to August 25, 2011 to be added back notwithstanding that cash payments may be required to be made in respect thereof prior to the scheduled maturity of the borrowings under the Credit Agreement.  “Consolidated EBITDA” is relevant for determining whether the Company is in compliance with the financial ratios required to be maintained under the terms of the Credit Agreement.

The amendment also provides that up to $100,000 of unrestricted cash and cash equivalents of the Company and its subsidiaries in excess of $15,000 will be netted against “consolidated total debt” for purposes of determining the Company’s “consolidated leverage ratio” and “consolidated senior debt ratio” (as such terms are defined in the Credit Agreement) as of any date from and after December 31, 2010. In connection with the amendment, SGI paid approximately $2,600 of fees and expenses to (or for the benefit of) the consenting lenders. For more information regarding the March 11, 2011 amendment, see our Current Report on Form 8-K filed with the SEC on March 14, 2011.

On August 25, 2011, the Company and SGI entered into an amendment to the Credit Agreement. In connection with the amendment, the scheduled maturity date of approximately $247,000 (or 99%) of the revolving credit facility commitments and approximately $555,800 (or 98%) of the outstanding term loans under the Credit Agreement was extended from June 9, 2013 to June 30, 2015.  Under the amended Credit Agreement, SGI has the flexibility to extend the maturity date of, or reduce or prepay without premium or penalty (other than break-funding costs), the approximately $16,400 of revolving credit facility commitments and outstanding term loans that were not extended in connection with the amendment, subject to certain conditions set forth in the amendment or the Credit Agreement, as applicable.  Under the terms of the amendment, we will be required to maintain the following revised financial ratios:

•                  a “consolidated leverage ratio” (as such term is defined in the Credit Agreement) as of the last day of each fiscal quarter no more than the ratio set forth below with respect to the period during which such fiscal quarter ends:

•                  5.75 to 1.00 (through December 31, 2013);

•                  5.50 to 1.00 (January 1, 2014 through December 31, 2014); and

•                  5.25 to 1.00 (January 1, 2015 and thereafter); and

•                  a “consolidated senior debt ratio” (as such term is defined in the Credit Agreement) as of the last day of each fiscal quarter no more than 2.75 to 1.00.

The “consolidated interest coverage ratio” (as such term is defined in the Credit Agreement) that we are required to maintain (i.e., not less than 2.25 to 1.00 for any period of four consecutive quarters) was not changed by the amendment. .

Borrowings under the Credit Agreement bear interest at a rate per annum equal to, at SGI’s option, either (1) a base rate determined by reference to the higher of (a) the prime rate of JPMorgan, (b) the federal funds effective rate plus 0.50% and (c) the LIBOR rate for a deposit in dollars with a maturity of one month plus 1.00%, or (2) a reserve-adjusted LIBOR rate, in each case plus an applicable margin based on the consolidated leverage ratio as set forth in a grid.  Under the terms of the amendment, the two lowest applicable margin levels in the grid were eliminated such that the applicable margin now varies based on the consolidated leverage ratio from 1.50% to 2.50% above the base rate for base rate loans, and from 2.50% to 3.50% above LIBOR for LIBOR-based loans.

The amendment provides for additional refinancing flexibility in the form of (1) permitted bank debt or debt securities that may be unsecured or secured on a pari passu or junior basis with the collateral securing the obligations under the Credit Agreement and (2) replacement facilities under the Credit Agreement that can be used to refinance either the term loans or the revolving commitments under the Credit Agreement in whole.  In addition, SGI will have the capability to request one or more additional tranches of term loans, increase the existing tranche of term loans, or increase the revolving commitments in an amount not to exceed $200,000 after the effective date of the amendment (the “Incremental Facility”).  In lieu of incurring additional indebtedness pursuant to the Incremental Facility, the amendment also provides SGI with the flexibility to incur additional incremental indebtedness in the form of one or more series of debt securities in an aggregate principal amount not to exceed the amounts allowed to be incurred under the Incremental Facility.

In addition, the amendment renews most of the negative covenant baskets as of the effective date of the amendment and provides investment flexibility for SGI by allowing the borrower to move capital stock, property and cash from non-guarantor subsidiaries to loan parties and then back to non-guarantor subsidiaries, subject to certain limitations set forth in the Credit Agreement.  The amendment also provides SGI the ability to use an existing restricted payment basket comprised of $200,000 plus a permitted expenditure amount that is based in part on the cumulative consolidated net income of the Company for investments and prepayments of certain indebtedness. In connection with the amendment, SGI paid an aggregate of approximately $6,300 of fees and expenses to (or for the benefit of) the consenting and new lenders of which approximately $5,800 was capitalized as deferred financing fees. The Company recorded a loss on early extinguishment of debt of approximately $4,185 as a result of writing off deferred financing fees related to those lenders that chose not to extend the maturity date of their loans. For more information regarding the August 25, 2011 amendment, see our Current Report on Form 8-K filed with the SEC on August 31, 2011.

As of September 30, 2011, we had approximately $188,883 available for additional borrowing or letter of credit issuances under our revolving credit facility. There were no borrowings and $61,117 in outstanding letters of credit under our revolving credit facility as of September 30, 2011. Our ability to borrow under the Credit Agreement will depend on us remaining in compliance with the covenants contained in the Credit Agreement.

We were in compliance with our covenants under the Credit Agreement as of September 30, 2011.

Senior Subordinated Notes

On October 27, 2011, SGI completed a consent solicitation commenced on October 19, 2011 in which SGI sought and obtained consents from the holders of a majority in aggregate principal amount of SGI’s 7.875% senior subordinated notes due 2016 (the “2016 Notes”) to certain amendments to the indenture governing the 2016 Notes (the “Indenture”).  SGI paid consenting holders $5,000 in the aggregate in connection with the consent solicitation.

SGI, the Company, as a guarantor, the other guarantors party thereto and The Bank of Nova Scotia Trust Company of New York, as trustee, entered into a supplemental indenture (the “Supplemental Indenture”) implementing the amendments to the Indenture.  The Supplemental Indenture amends the Indenture to conform certain provisions of the Indenture to those contained in the indenture governing the Company’s 8.125% senior subordinated notes due 2018 (the “2018 Notes”) and thereby provides the Company with additional flexibility for investment opportunities that it may decide to pursue, including potential strategic partnerships, joint ventures and other acquisitions.

In particular, the Supplemental Indenture amends the definition of “consolidated net income” in the Indenture to exclude certain items, including net after-tax impairment charges and asset write-offs, which will, among other things, increase the Company’s capacity to make additional “restricted investments” under the Indenture.  In addition, the Supplemental Indenture amends the definition of “permitted investments” to include certain investments relating to the Italian instant ticket concession held by the Company’s joint venture.  The primary effect of this amendment is to “grandfather” the investments the Company made in 2010 to cover the Company’s portion of the upfront fees associated with the new concession for purposes of determining the Company’s capacity to make additional “restricted investments” under the Indenture.

For more information regarding the consent solicitation and the Supplemental Indenture, see our Current Report on Form 8-K filed with the SEC on October 28, 2011.

Outstanding Debt and Capital Leases

As of September 30, 2011, we had total debt outstanding of $1,391,784 including $567,134 outstanding under our term loan facilities under the Credit Agreement, $345,449 in aggregate principal amount of SGI’s 9.25% senior subordinated notes due 2019 (the “2019 Notes”), $200,000 in aggregate principal amount of the 2016 Notes, $250,000 in aggregate principal amount of the 2018 Notes, and loans denominated in Chinese Renminbi Yuan (“RMB”) totaling RMB178,500 of which RMB116,000 matures in December 2012 and RMB62,500 matures in January 2013.

On May 6, 2011, we paid the remaining £628 aggregate principal amount outstanding of the promissory notes we issued to defer a portion of the earn-out payable in connection with our acquisition of The Global Draw Limited (“Global Draw”) in 2006.

(7) Derivative Financial Instruments

Effective October 17, 2008, SGI entered into a three-year interest rate swap agreement (the “Hedge”) with JPMorgan, which expired on October 17, 2011. Under the Hedge, which was designated as a cash flow hedge, SGI paid interest on a $100,000 notional amount of debt at a fixed rate of 3.49% and received interest on a $100,000 notional amount of debt at the then prevailing three-month LIBOR rate. The objective of the Hedge was to eliminate the variability of cash flows attributable to the LIBOR component of interest expense paid on $100,000 of our variable-rate debt. As of September 30, 2011, the Hedge was measured at a fair value of $126 using Level 2 valuation techniques of the fair value hierarchy and included in accrued liabilities on the Consolidated Balance Sheet.

Hedge effectiveness was measured quarterly on a retrospective basis using the cumulative dollar-offset approach in which the cumulative changes in the cash flows of the actual swap were compared to the cumulative changes in the cash flows of the hypothetical swap. The effective portion of the Hedge was recorded in other comprehensive (loss) income and any ineffective portion of the Hedge was recorded in the Consolidated Statements of Operations. During the three and nine months ended September 30, 2011, we recorded a gain of approximately $505 and $1,417, respectively, in other comprehensive (loss) income. During the three and nine months ended September 30, 2010, we recorded a gain of approximately $27 and $315, respectively, in other comprehensive (loss) income. There was no ineffective portion of the Hedge recorded in the Consolidated Statements of Operations in either period. Amounts recorded in other comprehensive (loss) income that were deferred on the effective hedged forecasted transactions were reclassified to earnings when the interest expense related to the hedged item affected earnings.

(8) Intangible Assets and Goodwill

The following presents certain information regarding our intangible assets as of September 30, 2011 and December 31, 2010. Amortizable intangible assets are amortized over their estimated useful lives with no estimated residual values.

Intangible Assets	Gross Carrying Amount	Accumulated Amortization	Net Balance
Balance as of September 30, 2011
Amortizable intangible assets:
Patents	$12,755	$5,024	$7,731
Customer lists	36,248	19,684	$16,564
Licenses	77,340	55,319	$22,021
Intellectual property	23,396	17,832	$5,564
Lottery contracts	1,500	1,170	$330
	151,239	99,029	52,210
Non-amortizable intangible assets:
Trade name	38,700	2,118	36,582
Total intangible assets	$189,939	$101,147	$88,792

Balance as of December 31, 2010
Amortizable intangible assets:
Patents	$12,106	$4,321	$7,785
Customer lists	30,083	19,009	11,074
Licenses	62,124	46,381	15,743
Intellectual property	17,833	17,719	114
Lottery contracts	1,500	1,093	407
	123,646	88,523	35,123
Non-amortizable intangible assets:
Trade name	37,608	2,118	35,490
Total intangible assets	$161,254	$90,641	$70,613

The aggregate intangible amortization expense for the three and nine months ended September 30, 2011 was approximately $3,800 and $11,300, respectively. The aggregate intangible amortization expense for the three and nine months ended September 30, 2010 was approximately $3,400 and $10,900, respectively.

The table below reconciles the change in the carrying amount of goodwill, by reporting segment, for the period from December 31, 2010 to September 30, 2011. In the nine months ended September 30, 2011, we recorded an increase in goodwill of approximately $4,700 as a result of acquisitions and a decrease of approximately $2,300 as a result of foreign currency translation.

Goodwill	Printed Products Group	Lottery Systems Group	Diversified Gaming Group	Totals
Balance as of December 31, 2010	$335,481	186,944	241,490	763,915
Adjustments	(1,968)	2,511	1,830	2,373
Balance as of September 30, 2011	$333,513	189,455	243,320	766,288

(9) Pension and Other Post-Retirement Plans

We have defined benefit pension plans for our U.K.-based union employees and certain Canadian-based employees (the “U.K. Plan” and the “Canadian Plan,” respectively). Retirement benefits under the U.K. Plan are based on an employee’s average compensation over the two years preceding retirement. Retirement benefits under the Canadian Plan are generally based on the number of years of credited service. Our policy is to fund the minimum contribution permissible by the applicable tax authorities.

The following table sets forth the combined amount of net periodic benefit cost recognized for the three and nine months ended September 30, 2011 and 2010:

	Three Months Ended		Nine Months Ended
	September 30,		September 30,
	2011	2010	2011	2010
Components of net periodic pension benefit cost:
Service cost	$589	$478	$1,512	$1,421
Interest cost	1,114	1,226	3,461	3,699
Expected return on plan assets	(1,161)	(1,243)	(3,485)	(3,695)
Amortization of actuarial gains	95	124	284	403
Amortization of prior service costs	(54)	6	(59)	28
Net periodic cost	$583	$591	$1,713	$1,856

We have a 401(k) plan for U.S.-based employees who are not covered by a collective bargaining agreement. We contribute 37.5 cents on the dollar for the first 6% of participant contributions for a match of up to 2.25% of eligible compensation.

(10) Income Taxes

The effective tax rates of (114.6)% and 145.5%, respectively, for the three and nine months ended September 30, 2011 were determined using an estimated annual effective tax rate after considering any discrete items for such periods. Due to a valuation allowance against our U.S. deferred tax assets, the effective tax rate for the three and nine months ended September 30, 2011 does not include the benefit of the current year forecasted U.S. tax loss. Income tax expense for the three and nine months ended September 30, 2011 is primarily due to income tax expense in foreign jurisdictions.

The effective tax rates of 20.4% and 64.8%, respectively, for the three and nine months ended September 30, 2010 were determined using an estimated annual effective tax rate after considering any discrete items for such periods.  The effective tax rate for the three and nine months ended September 30, 2010 includes the impact of a valuation allowance against certain U.S. state deferred tax assets and the release of certain reserves due to the expiration of statutes of limitation for tax-related claims.

In 2010, we established a valuation allowance of $149,583 against the U.S. deferred tax assets that, in the judgment of management, are more likely than not to expire before they can be utilized. In assessing the recoverability of our deferred tax assets, we analyzed all evidence, both positive and negative. We considered, among other things, our deferred tax liabilities, our historical earnings and losses, projections of future income, and tax-planning strategies available to us. We have not changed our assessment regarding the recoverability of our U.S. deferred tax assets for the three and nine months ended September 30, 2011.

(11) Stockholders’ Equity

The following demonstrates the change in the number of shares of our Class A common stock outstanding during the nine months ended September 30, 2011 and during the fiscal year ended December 31, 2010:

	Nine Months	Twelve Months
	Ended	Ended
	September 30,	December 31,
	2011	2010
Shares outstanding as of beginning of period	91,725	93,883
Shares issued as part of equity-based compensation plans and the Employee Stock Purchase Plan (“ESPP”), net of RSUs surrendered	403	461
Shares repurchased into treasury stock	—	(2,619)
Shares outstanding as of end of period	92,128	91,725

(12) Stock-Based Compensation

We offer stock-based compensation through the use of stock options and restricted stock units (“RSUs”). We grant stock options to employees and directors under our equity-based compensation plans with exercise prices that are not less than the fair market value of our common stock at the date of grant. The terms of the stock option and RSU awards, including the vesting schedule of such awards, are determined at our discretion subject to the terms of the applicable equity-based compensation plan. Options granted over the last several years have generally been exercisable in four or five equal installments beginning on the first anniversary of the date of grant with a maximum term of ten years. RSUs typically vest in four or five equal installments beginning on the first anniversary of the date of grant or when certain performance targets are met. There are 13,500 shares of common stock authorized for awards under our 2003 Incentive Compensation Plan (the “Plan”) plus available shares from a preexisting equity-based compensation plan, which plans were approved by our stockholders. We also have outstanding stock options granted as part of inducement stock option awards that were not approved by stockholders as permitted by applicable stock exchange rules. We record compensation cost for all stock options and RSUs based on the fair value at the grant date.

The Company may grant certain awards the vesting of which is contingent upon the Company achieving certain performance targets. Upon determining that the performance target is probable, the fair value of the award is recognized over the service period, subject to potential adjustment.

In connection with A. Lorne Weil becoming Chief Executive Officer, the Company entered into an amendment to his employment agreement effective December 2, 2010. Pursuant to the amendment, the Company awarded to Mr. Weil sign-on equity awards consisting of 1,000 stock options with an exercise price of $9.00 per share (representing an approximately 12% premium to the market value of our common stock on the date of grant) and a ten-year term and 1,000 RSUs, which awards have a four-year vesting schedule, with 25% scheduled to vest on December 31, 2011 and on each of the next three anniversaries of such date (such options and RSUs, the “time-vesting equity awards”).  Mr. Weil was also awarded additional performance-conditioned awards consisting of 1,000 stock options with an exercise price of $8.06 per share (representing the market value of our common stock on the date of grant) and 1,000 RSUs, which awards have a five-year vesting schedule, with 20% of such options and RSUs scheduled to vest each year if specified performance targets are met (subject to certain “carryover” vesting provisions as described in the employment agreement amendment) (such performance-conditioned stock options and RSUs, the “performance-conditioned equity awards”). Delivery of shares in respect of any vested performance-vesting RSUs will occur on March 15, 2016. The performance-conditioned stock options will expire, and the performance-conditioned RSUs will be forfeited, on March 15, 2016 to the extent that such awards remain unvested on such date. Any performance-conditioned stock options that have vested by March 15, 2016 will expire ten years from the date of grant.

In light of the shares that have been returned to the pool of available shares under the Plan as a result of the completion of the stock option exchange offer described below, on August 18, 2011, the Company entered into an amendment to its employment agreement with Mr. Weil to eliminate (1) the Company’s cash settlement obligation in respect of 200 time-vesting stock options and 500 time-vesting RSUs granted to Mr. Weil on December 2, 2010 that would have been triggered by the unavailability of shares under the Plan and (2) the non-exercisability and forfeiture provisions in respect of the 1,000 performance-conditioned stock options and the 1,000 performance-conditioned RSUs granted to Mr. Weil on December 2, 2010 that would have been triggered by the unavailability of shares under the Plan.  All other terms of Mr. Weil’s employment agreement relating to such equity awards (including the service and performance-based conditions to vesting, exercise and settlement thereof), as set forth in Exhibit 10.1 to the Company’s Current Report on Form 8-K filed with the SEC on December 3, 2010, are unchanged and remain in full force and effect.

The elimination of the cash settlement obligation in respect of certain of Mr. Weil’s awards as described above resulted in the re-classification of such awards from liability awards (i.e., where the award’s fair value, which determines the measurement of the liability on the balance sheet, is re-measured at each reporting period until the award is settled, with fluctuations in the fair value recorded as increases or decreases in compensation expense) to equity awards (i.e., where the compensation expense related to the award is fixed at the grant date based on the award’s grant-date fair value).  The Company began recognizing compensation expense associated with Mr. Weil’s performance-conditioned equity awards during the third quarter.  Neither the performance targets associated with such awards nor the expensing of such awards is necessarily indicative of the Company’s future results generally or for any period.

In January 2011, the Company awarded an aggregate of 475 equity awards to certain officers consisting of approximately 113 performance-conditioned stock options, approximately 113 time-vesting stock options (with an exercise price of $10.02 per share and a ten-year term) and 250 time-vesting stock options (with an exercise price of $9.98 per share and a ten-year term). In light of the shares that have been returned to the pool of available shares under the Plan as a result of the completion of the stock option exchange offer described below, on August 18, 2011, the Company entered into amendments to its employment agreements with such officers to eliminate the non-exercisability and forfeiture provisions of such awards that would have been triggered by the unavailability of shares under the Plan.  As a result of the elimination of such non-exercisability and forfeiture provisions, the Company began recognizing the compensation expense of the approximately 363 time-vesting stock options, which was not material to our Consolidated Statements of Operations.

The equity awards that otherwise would have been forfeited or not exercisable and the equity awards that otherwise would have been settled in cash, as the case may be, to the extent that sufficient shares were not available under the Plan at the time of delivery of the underlying shares, were not deemed to be granted for accounting purposes as stock-based equity awards until the elimination of such forfeiture, non-exercisability and cash settlement provisions effective on August 18, 2011 (and were not reflected in the tables below as granted or outstanding prior to such date). We had approximately 1,334 and 2,119 shares available for grants of equity awards under our equity-based compensation plans (excluding 480 and 514 shares available under our employee stock purchase plan) as of September 30, 2011 and December 31, 2010, respectively.

Stock Option Exchange Program

On August 16, 2011, pursuant to its stockholder-approved stock option exchange offer, the Company accepted for exchange (and cancelled) options to purchase an aggregate of 4,918 shares of the Company’s common stock (representing 97% of the total number of options eligible for exchange in the exchange offer) and, in exchange therefor, granted a total of 663 RSUs under the Plan.  Under the terms of the exchange offer, eligible employees (including executive officers) and directors could exchange all (but not less than all) of their outstanding stock options with an exercise price greater than $11.99 that were granted before July 19, 2010, whether vested or unvested, for a lesser number of new RSUs based on the exchange ratios that were established in order to comply with the terms of the option exchange approved by our stockholders. The RSUs granted in connection with the exchange offer are scheduled to vest on the later of August 16, 2012 or the date on which the corresponding option would have vested.  The option exchange offer did not result in significant incremental stock-based compensation expense.  For additional information regarding the stock option exchange offer, see the Tender Offer Statement on Schedule TO filed by the Company with the SEC on July 19, 2011, as amended on August 5, 2011 and August 16, 2011, and the Current Report on Form 8-K filed by the Company with the SEC on August 18, 2011.

Stock Options

A summary of the changes in stock options outstanding under our equity-based compensation plans during the nine months ended September 30, 2011 is presented below:

	Number of Options	Weighted Average Remaining Contract Term (Years)	Weighted Average Exercise Price Per Share	Aggregate Intrinsic Value
Options outstanding as of December 31, 2010	6,751	6.0	$20.72	$1,814
Granted	754
Exercised	(2)			15
Cancelled	(307)
Options outstanding as of March 31, 2011	7,196	6.4	19.42	654
Granted	20
Exercised	(2)			11
Cancelled	(51)
Options outstanding as of June 30, 2011	7,163	6.1	19.41	3,288
Granted	1,720
Exercised	—			—
Cancelled	(4,967)
Options outstanding as of September 30, 2011	3,916	8.2	9.72	150
Options exercisable as of September 30, 2011	551	1.7	$14.26	$150

The weighted-average grant date fair value of options granted during the three months ended September 30, 2011, June 30, 2011 and March 31, 2011 was $3.90, $4.61 and $4.62, respectively. For the three and nine months ended September 30, 2011, we recognized stock-based compensation expense of approximately $1,500 and $4,900, respectively, related to the vesting of stock options and the related tax benefit of approximately $600 and $1,800, respectively. For the three and nine months ended September 30, 2010, we recognized stock-based compensation expense of approximately $1,800 and $5,800, respectively, related to the vesting of stock options and the related tax benefit of approximately $700 and $2,300, respectively.

As of September 30, 2011, we had unrecognized compensation expense of approximately $12,000 relating to stock option awards that will be amortized over a weighted-average period of approximately two years.

Restricted Stock Units

A summary of the changes in RSUs outstanding under our equity-based compensation plans during the nine months ended September 30, 2011 is presented below:

	Number of Restricted Shares	Weighted Average Grant Date Fair Value Per Share
Non-vested units as of December 31, 2010	2,440	$15.13
Granted	917	8.92
Vested	(482)	18.43
Cancelled	(16)	15.52
Non-vested units as of March 31, 2011	2,859	$12.58
Granted	32	9.47
Vested	(44)	25.31
Cancelled	(26)	13.66
Non-vested units as of June 30, 2011	2,821	$12.34
Granted	2,305	8.38
Vested	(22)	18.31
Cancelled	(52)	13.10
Non-vested units as of September 30, 2011	5,052	$10.50

For the three and nine months ended September 30, 2011, we recognized stock-based compensation expense of approximately $4,100 and $10,300 related to the vesting of RSUs and the related tax benefit of approximately $1,600 and $3,900,  respectively. For the three and nine months ended September 30, 2010, we recognized equity-based compensation expense of approximately $3,000 and $11,500, respectively, related to the vesting of RSUs and the related tax benefit of approximately $1,200 and $4,500, respectively.

As of September 30, 2011, we had unrecognized compensation expense of approximately $42,000 relating to RSUs that will be amortized over a weighted-average period of approximately two years.

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

Presented below is condensed consolidating financial information for (i) the Parent Company, (ii) SGI, (iii) the Guarantor Subsidiaries and (iv) our 100%-owned foreign subsidiaries and our non-100%-owned domestic and foreign subsidiaries (collectively, the “Non-Guarantor Subsidiaries”) as of September 30, 2011 and December 31, 2010 and for the three and nine months ended September 30, 2011 and 2010. The condensed consolidating financial information has been presented to show the nature of assets held, results of operations and cash flows of the Parent Company, SGI, the Guarantor Subsidiaries and the Non-Guarantor Subsidiaries assuming the guarantee structures of our obligations as disclosed in Note 8 of the Notes to Consolidated Financial Statements in our 2010 Annual Report on Form 10-K for all periods presented. The condensed consolidating financial information has also been recast for all periods presented to reflect entities included in the sale of the Racing Business as non-guarantors.

The condensed consolidating financial information reflects the investments of the Parent Company in the Guarantor and Non-Guarantor Subsidiaries using the equity method of accounting. Corporate interest and administrative expenses have not been allocated to the subsidiaries.

SCIENTIFIC GAMES CORPORATION AND SUBSIDIARIES

SUPPLEMENTAL CONDENSED CONSOLIDATING BALANCE SHEET

As of September 30, 2011

	Parent Company	SGI	Guarantor Subsidiaries	Non-Guarantor Subsidiaries	Eliminating Entries	Consolidated
Assets
Cash and cash equivalents	$20,680	$106	$—	$68,705	$(2,612)	$86,879
Accounts receivable, net	—	47,902	46,924	92,410	—	187,236
Inventories	—	26,840	14,589	37,967	—	79,396
Other current assets	15,247	3,586	5,755	30,186	—	54,774
Property and equipment, net	2,998	168,613	36,166	230,522	—	438,299
Investment in subsidiaries	571,939	726,496	—	908,216	(2,206,651)	—
Goodwill	—	273,657	78,618	414,013	—	766,288
Intangible assets	—	41,686	26,215	20,891	—	88,792
Intercompany balances	125,579	—	217,193	—	(342,772)	—
Other assets	17,009	80,456	11,858	391,455	(6,101)	494,677
Total assets	$753,452	$1,369,342	$437,318	$2,194,365	$(2,558,136)	$2,196,341

Liabilities and stockholders’ equity
Current installments of long-term debt	$—	$6,280	$—	$3,111	$—	$9,391
Other current liabilities	34,829	62,174	26,577	103,914	(2,613)	224,881
Long-term debt, excluding current installments	250,000	1,106,303	—	26,090	—	1,382,393
Other non-current liabilities	7,846	40,362	15,711	54,980	—	118,899
Intercompany balances	—	48,728	—	294,045	(342,773)	—
Stockholders’ equity	460,777	105,495	395,030	1,712,225	(2,212,750)	460,777
Total liabilities and stockholders’ equity	$753,452	$1,369,342	$437,318	$2,194,365	$(2,558,136)	$2,196,341

SCIENTIFIC GAMES CORPORATION AND SUBSIDIARIES

SUPPLEMENTAL CONDENSED CONSOLIDATING BALANCE SHEET

As of December 31, 2010

	Parent Company	SGI	Guarantor Subsidiaries	Non-Guarantor Subsidiaries	Eliminating Entries	Consolidated
Assets
Cash and cash equivalents	$62,639	$150	$—	$62,770	$(1,278)	$124,281
Accounts receivable, net	—	72,830	45,541	59,808	—	178,179
Inventories	—	29,416	16,210	23,118	—	68,744
Other current assets	14,997	2,783	4,564	20,117	—	42,461
Property and equipment, net	1,730	150,130	43,859	254,862	—	450,581
Investment in subsidiaries	510,260	670,471	—	386,690	(1,567,421)	—
Goodwill	—	273,656	78,843	411,416	—	763,915
Intangible assets	—	42,170	20,481	7,962	—	70,613
Intercompany balances	133,483	—	164,982	—	(298,465)	—
Other assets	18,457	98,933	6,046	335,429	(6,101)	452,764
Total assets	$741,566	$1,340,539	$380,526	$1,562,172	$(1,873,265)	$2,151,538

Liabilities and stockholders’ equity
Current installments of long-term debt	$—	$6,280	$—	$2,151	$—	$8,431
Other current liabilities	29,363	48,074	32,601	78,817	(1,288)	187,567
Long-term debt, excluding current installments	250,000	1,110,573	—	27,686	—	1,388,259
Other non-current liabilities	9,545	43,188	8,141	53,749	—	114,623
Intercompany balances	—	27,292	—	271,186	(298,478)	—
Stockholders’ equity	452,658	105,132	339,784	1,128,583	(1,573,499)	452,658
Total liabilities and stockholders’ equity	$741,566	$1,340,539	$380,526	$1,562,172	$(1,873,265)	$2,151,538

SCIENTIFIC GAMES CORPORATION AND SUBSIDIARIES

SUPPLEMENTAL CONDENSED CONSOLIDATING STATEMENT OF INCOME

Three Months Ended September 30, 2011

	Parent Company	SGI	Guarantor Subsidiaries	Non-Guarantor Subsidiaries	Eliminating Entries	Consolidated

Revenue	$—	$95,742	$19,976	$107,357	$(336)	$222,739
Cost of instant ticket revenue, cost of services and cost of sales (1)	—	29,288	39,379	57,417	(1,405)	124,679
Selling, general and administrative expenses	15,476	14,710	2,404	15,096	(26)	47,660
Employee termination and restructuring costs	—	—	—	1,030		1,030
Depreciation and amortization	134	7,449	4,734	15,677	—	27,994
Operating income (loss)	(15,610)	44,295	(26,541)	18,137	1,095	21,376
Interest expense	5,351	20,535	—	411	—	26,297
Other (income) expense	(529)	48,233	(46,473)	(5,325)	1,095	(2,999)
Income (loss) before equity in income of subsidiaries, and income taxes	(20,432)	(24,473)	19,932	23,051	—	(1,922)
Equity in income (loss) of subsidiaries	17,197	19,766	—	—	(36,963)	—
Income tax expense	889	(191)	—	1,504	—	2,202
Net income (loss)	$(4,124)	$(4,516)	$19,932	$21,547	$(36,963)	$(4,124)

(1) Exclusive of depreciation and amortization.

SCIENTIFIC GAMES CORPORATION AND SUBSIDIARIES

SUPPLEMENTAL CONDENSED CONSOLIDATING STATEMENT OF INCOME

Three Months Ended September 30, 2010

	Parent Company	SGI	Guarantor Subsidiaries	Non-Guarantor Subsidiaries	Eliminating Entries	Consolidated

Revenue	$—	$89,522	$17,319	$114,695	$(475)	$221,061
Cost of instant ticket revenue, cost of services and cost of sales (1)	—	27,826	38,178	67,354	(520)	132,838
Selling, general and administrative expenses	8,931	12,064	2,463	12,936	41	36,435
Write-down of assets held for sale	—	—	—	2,155	—	2,155
Employee termination and restructuring costs	—	—	—	602	—	602
Depreciation and amortization	126	8,174	4,551	14,433	—	27,284
Operating income (loss)	(9,057)	41,458	(27,873)	17,215	4	21,747
Interest expense	3,502	21,118	—	(3)	—	24,617
Other (income) expense	(1,485)	38,548	(51,551)	678	4	(13,806)
Income (loss) before equity in income of subsidiaries, and income taxes	(11,074)	(18,208)	23,678	16,540	—	10,936
Equity in income (loss) of subsidiaries	15,338	17,574	—	—	(32,912)	—
Income tax expense	(4,440)	3	—	6,669	—	2,232
Net income (loss)	$8,704	$(637)	$23,678	$9,871	$(32,912)	$8,704

(1) Exclusive of depreciation and amortization.

SCIENTIFIC GAMES CORPORATION AND SUBSIDIARIES

SUPPLEMENTAL CONDENSED CONSOLIDATING STATEMENT OF INCOME

Nine Months Ended September 30, 2011

	Parent Company	SGI	Guarantor Subsidiaries	Non-Guarantor Subsidiaries	Eliminating Entries	Consolidated

Revenue	$—	$292,842	$45,774	$302,087	$(1,060)	$639,643
Cost of instant ticket revenue, cost of services and cost of sales (1)	—	91,087	108,403	159,074	(3,086)	355,478
Selling, general and administrative expenses	45,932	39,365	7,539	39,599	(1,795)	130,640
Employee termination and restructuring costs	—	—	—	1,030	—	1,030
Depreciation and amortization	390	22,562	14,343	50,607	—	87,902
Operating income (loss)	(46,322)	139,828	(84,511)	51,777	3,821	64,593
Interest expense	16,098	61,817	—	1,246	—	79,161
Other (income) expense	(2,748)	137,429	(139,710)	(22,235)	3,821	(23,443)
Income (loss) before equity in income of subsidiaries, and income taxes	(59,672)	(59,418)	55,199	72,766	—	8,875
Equity in income (loss) of subsidiaries	63,902	55,946	—	—	(119,848)	—
Income tax expense	8,267	(486)	8	5,123	—	12,912
Net income (loss)	$(4,037)	$(2,986)	$55,191	$67,643	$(119,848)	$(4,037)

(1) Exclusive of depreciation and amortization.

SCIENTIFIC GAMES CORPORATION AND SUBSIDIARIES

SUPPLEMENTAL CONDENSED CONSOLIDATING STATEMENT OF INCOME

Nine Months Ended September 30, 2010

	Parent Company	SGI	Guarantor Subsidiaries	Non-Guarantor Subsidiaries	Eliminating Entries	Consolidated

Revenue	$—	$282,570	$37,119	$352,029	$(1,285)	$670,433
Cost of instant ticket revenue, cost of services and cost of sales (1)	—	88,025	106,257	201,517	(1,338)	394,461
Selling, general and administrative expenses	32,506	40,189	6,473	36,302	73	115,543
Write-down of assets held for sale	—	—	—	8,029	—	8,029
Employee termination and restructuring costs	—	—	—	602	—	602
Depreciation and amortization	372	24,822	13,698	43,125	—	82,017
Operating income (loss)	(32,878)	129,534	(89,309)	62,454	(20)	69,781
Interest expense	10,090	61,727	—	2,359	—	74,176
Other (income) expense	14,191	117,229	(157,544)	(4,539)	(20)	(30,683)
Income (loss) before equity in income of subsidiaries, and income taxes	(57,159)	(49,422)	68,235	64,634	—	26,288
Equity in income (loss) of subsidiaries	72,250	59,860	—	—	(132,110)	—
Income tax expense	5,843	25	10	11,162	—	17,040
Net income (loss)	$9,248	$10,413	$68,225	$53,472	$(132,110)	$9,248

(1) Exclusive of depreciation and amortization.

SCIENTIFIC GAMES CORPORATION AND SUBSIDIARIES

SUPPLEMENTAL CONDENSED CONSOLIDATING STATEMENT OF CASH FLOWS

Nine Months Ended September 30, 2011

	Parent Company	SGI	Guarantor Subsidiaries	Non- Guarantor Subsidiaries	Eliminating Entries	Consolidated
Net cash provided by operating activities	$(34,903)	$37,712	$48,075	$101,770	$(27)	$152,627
Cash flows from investing activities:
Capital, lottery and gaming systems expenditures	(1,499)	(23,768)	(1,766)	(12,802)	—	(39,835)
Business acquisitions, net of cash acquired	—	—	—	(50,177)	0	(50,177)
Other assets and investments	(368)	(17,332)	(9,108)	(523,575)	472,613	(77,770)
Net cash provided by (used in) investing activities	(1,867)	(41,100)	(10,874)	(586,554)	472,613	(167,782)

Cash flows from financing activities:
Net proceeds (payments) on long-term debt	—	(4,710)	—	(1,522)	—	(6,232)
Net proceeds from stock issue	(1,426)	—	20	470,235	(470,255)	(1,426)
Payment of financing fees	(67)	(9,119)	—	—	—	(9,186)
Other, principally intercompany balances	(2,974)	18,424	(38,555)	22,938	167	—
Net cash provided by (used in) financing activities	(4,467)	4,595	(38,535)	491,651	(470,088)	(16,844)

Effect of exchange rate changes on cash	(720)	(1,253)	—	(934)	(2,496)	(5,403)

Increase (decrease) in cash and cash equivalents	(41,959)	(44)	(1,334)	5,935	—	(37,402)
Cash and cash equivalents, beginning of period	62,639	150	2,279	59,213	—	124,281
Cash and cash equivalents of held for sale operations	—	—	—	—	—	—
Cash and cash equivalents, end of period	$20,680	$106	$945	$65,148	$—	$86,879

SCIENTIFIC GAMES CORPORATION AND SUBSIDIARIES

SUPPLEMENTAL CONDENSED CONSOLIDATING STATEMENT OF CASH FLOWS

Nine Months Ended September 30, 2010

	Parent Company	SGI	Guarantor Subsidiaries	Non- Guarantor Subsidiaries	Eliminating Entries	Consolidated
Net cash provided by operating activities	$(20,614)	$63	$58,214	$105,552	$26	$143,241
Cash flows from investing activities:
Capital, lottery and gaming systems expenditures	(71)	(21,649)	(3,546)	(26,863)	—	(52,129)
Business acquisitions, net of cash acquired	—	—	(6,556)	(5,937)	—	(12,493)
Other assets and investments	(129,480)	(137,026)	(12,039)	(185,454)	309,778	(154,221)
Net cash provided by (used in) investing activities	(129,551)	(158,675)	(22,141)	(218,254)	309,778	(218,843)

Cash flows from financing activities:
Net proceeds (payments) on long-term debt	132,495	32,705	—	(52,417)	—	112,783
Net proceeds from stock issue	(2,067)	135,915	4,887	168,999	(309,801)	(2,067)
Purchase of treasury stock	(26,334)	—	—	—	—	(26,334)
Payment of financing fees	(6,042)	(6,927)	—	—	—	(12,969)
Other, principally intercompany balances	37,102	(3,130)	(46,681)	12,564	145	—
Net cash provided by (used in) financing activities	135,154	158,563	(41,794)	129,146	(309,656)	71,413

Effect of exchange rate changes on cash	—	60	—	(8,877)	(148)	(8,965)

Increase (decrease) in cash and cash equivalents	(15,011)	11	(5,721)	7,567	—	(13,154)
Cash and cash equivalents, beginning of period	147,220	137	3,278	109,496	—	260,131
Cash and cash equivalents of held for sale operations	—	—	1,524	1,069	—	2,593
Cash and cash equivalents, end of period	$132,209	$148	$(919)	$118,132	$—	$249,570

(14) Acquisitions

On April 26, 2011 we entered into a purchase agreement to acquire all of the issued shares of Barcrest Group Limited, a U.K. company, and Cyberview Technology CZ s.r.o., a company incorporated in the Czech Republic (collectively, “Barcrest”), a leading supplier of gaming content and machines in Europe, from subsidiaries of International Game Technology for approximately £33,000 in cash (subject to certain adjustments), plus up to approximately £2,000 in deferred consideration, the payment of which was subject to the satisfaction of certain conditions relating to a third-party contract. On September 23, 2011, we completed the acquisition for approximately £31,406 (or approximately $48,400) in cash, subject to certain post-closing adjustments.  The £2,000 in deferred consideration will not be payable as the conditions relating to the third-party contract were not satisfied.  Barcrest is being integrated into our gaming divisions.

The following table summarizes the estimated fair values of the assets acquired and liabilities assumed at the acquisition date based on a preliminary purchase price allocation, which is subject to change based on a final purchase price allocation that is expected to be completed in the fourth quarter of 2011:

At Sepember 23, 2011

Cash and cash equivalents	$1,900
Accounts receivable, net of allowance of doubtful accounts of approximately $2,000 as of September 23, 2011	21,300
Inventories	10,300
Prepaid expenses, deposits and other current assets	1,000
Property and equipment	15,500
Deferred income taxes	700
Intangible assets	12,000
Total identifiable assets acquired	62,700

Accounts Payable	7,700
Accrued Liabilities	8,600
Total liabilities assumed	—
Net identifiable assets acquired	46,400
Goodwill	2,000
Net assets acquired	$48,400

Of the approximate $12,000 of acquired intangible assets, approximately $900 was allocated to trade names, and not subject to amortization. The remaining $11,100 of intangible assets includes customer lists of approximately $5,700 (with a four-year weighted average useful life) and intellectual property of approximately $5,400 (with a 4.5-year weighted average useful life).

The approximate $2,000 of goodwill was assigned to our Diversified Gaming segment. None of the goodwill is expected to be deductible for income tax purposes.

The Company recognized approximately $1,700 and $4,300 of acquisition-related costs that were expensed in the three and nine months ended September 30, 2011, respectively. These costs are included in selling, general and administrative expenses in our Consolidated Statements of Operations.

Barcrest service and sales revenue for the period September 23, 2011 (date of acquisition) through September 30, 2011 was approximately $800 and $2,000, respectively. Barcrest net income was approximately $400 for the same period.

The following represents our unaudited pro forma revenue and net income (loss) for the three and nine months ended September 30, 2010 and 2011, as if the acquisition of Barcrest had occurred on January 1, 2010.

	Three Months Ended		Nine Months Ended
	September 30,		September 30,
	2010	2011	2010	2011

Revenue (1)	$242,300	$236,500	$723,900	$682,900
Net income (loss) (2) (3)	$12,300	$(4,000)	$15,900	$(1,500)

(1)

Pro forma adjustment made to eliminate intercompany revenue and costs of approximately $1,300 and $200 recorded for the three months ended September 30, 2011 and 2010, respectively. Pro forma adjustment made to eliminate intercompany revenue and costs of approximately $3,200 and $500 for the nine months ended September 30, 2011 and 2010, respectively.

(2)

Pro forma adjustment made to capitalize development costs in accordance with the Company’s accounting policies including approximately $600 and $500 for the three months ended September 30, 2011 and 2010 , respectively, and approximately $1,700 for the nine months ended September 30, 2011 and 2010.

(3)

Pro forma adjustment made to relect the additional depreciation and amortization that would have been charged assuming the fair value adjustments to intangible assets have been applied on January 1, 2010 including approximately $800 and $700 for the three months ended September 30, 2011 and 2010, respectively and approximately $2,300 and $2,200 for the nine months ended September 30, 2011 and 2010, respectively.

Item 2. Management’s Discussion and Analysis of Financial Condition and Results of Operations

The following Management’s Discussion and Analysis (“MD&A”) is intended to enhance the reader’s understanding of our operations and current business environment. This MD&A should be read in conjunction with “Management’s Discussion and Analysis of Financial Condition and Results of Operations” for the fiscal year ended December 31, 2010 and the “Business” section included in our 2010 Annual Report on Form 10-K.

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

We operate our business in three reportable segments: Printed Products Group; Lottery Systems Group; and Diversified Gaming Group.

Our revenue is segregated into three categories: instant ticket revenue; service revenue; and sales revenue. Instant ticket revenue includes revenue related to our instant ticket fulfillment/services businesses, including our MDI Entertainment, LLC (“MDI”) business. Revenue generated from our Lottery Systems business (including revenue from the validation of instant tickets) and our Diversified Gaming Group (our wide area gaming business) is generally categorized as service revenue. Revenue generated from our sales of lottery systems and terminals is categorized as sales revenue.

For the nine months ended September 30, 2011, we derived approximately 47% of our revenue from our customers outside of the U.S. The foreign currencies to which we are most exposed are the British Pound Sterling and the Euro. For the three and nine months ended September 30, 2011, foreign currency exchange rate fluctuations increased our revenues by approximately $5.9 million and $11.0 million, respectively, and our operating income by approximately $0.6 million and $1.1 million, respectively.

The discussion below highlights certain known trends, demands, commitments, events and uncertainties that have affected our recent financial and operating performance and/or may affect our future financial and operating performance in our three reportable segments.

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

Based on third-party data, our U.S. customers’ total instant ticket lottery retail sales increased approximately 5.6% and 5.8% for the three and nine months ended September 30, 2011, respectively, compared to the same periods in 2010. Most of our U.S. customers reported year-over-year growth in sales of instant tickets, which we believe was primarily driven by sales of higher price-point games. Our Printed Products instant ticket revenue increased 9.2% and 8.0% for the three and nine months ended September 30,

2011, respectively, compared to the same periods in 2010. We experienced an increase in revenue from our U.S. CSP and instant ticket contracts reflecting the improvement in retail sales and the commencement of our CSP agreement with Northstar on July 1, 2011.  The increase in revenue for these periods also reflected higher sales of licensed games by MDI, in part due to the successful introduction in the second quarter of a multi-state licensed game. There has also been an increase in interest within the lottery industry in player loyalty programs, which we believe may result in growth opportunities for MDI’s Properties Plus® offering.  In the third quarter, the Iowa lottery launched Properties Plus and the Tennessee lottery awarded MDI a contract for a player loyalty system.  In addition, the Missouri lottery is expected to begin a Properties Plus program in the first half of 2012. Our results also reflected higher revenue from our international customers year to date over the prior-year period, which was predominately driven by higher sales to LNS, higher revenue from our European CSP and instant ticket contracts and increased sales of higher price-point games.

We believe we are likely to continue to experience a highly competitive procurement environment in all of our segments, which could lead to contract rate reductions and/or additional service requirements in connection with re-bids, extensions and renewals of our domestic and international contracts. See the table in “Business—Contract Procurement” in Item 1 of our 2010 Annual Report on Form 10-K for information regarding the scheduled expiration dates of our U.S. lottery contracts and certain international contracts. Our strategy to counter-balance this highly competitive environment includes working with our lottery customers to grow their sales through a variety of methods including launching new products, implementing innovative marketing tools and expanding retail distribution. We are seeing evidence of increased interest by domestic and international lotteries in exploring privatization (full or partial) or new ownership structures in order to maximize their revenue, which we believe could provide new growth opportunities for the Company in the coming years.

Our LNS joint venture commenced operations under the new concession to operate the Italian instant ticket lottery on October 1, 2010. Under the concession, we are the primary supplier of instant lottery tickets for the joint venture, as we were under the prior concession. Over the life of the new concession, we expect that we will supply no less than 80% of LNS’ instant ticket requirements. The upfront fees paid in 2010 associated with the new concession will be amortized by LNS (anticipated to be approximately €89.0 million per year of the new concession), which reduces our earnings from equity investments. Our share of the amortization is expected to be approximately €18.0 million per year on a pre-tax basis. In light of the corporate structure of LNS, we record earnings from our equity investment in LNS on an after-tax basis in accordance with applicable accounting rules, which will impact the comparability of our results of operations from our Italian joint venture during 2011 since we recorded earnings from our equity investment in CLN on a pre-tax basis. Subject to applicable limitations, we are entitled to receive from LNS annual cash dividends as well as periodic return of capital payments over the life of the concession. In April 2011, we received a dividend of $22.0 million from CLN. We received $10.9 million from LNS during 2011 comprised of a dividend of approximately $4.2 million received in the second quarter and return of capital payments of $6.3 million and $0.4 million received in the second and third quarter, respectively.

Our Northstar joint venture, in which we are a 20% equity holder, was awarded the agreement to be the private manager for the Illinois lottery for a ten-year term following a competitive procurement process, which agreement was executed on January 18, 2011 (the “PMA”). As the private manager, Northstar will, subject to the oversight of the Illinois lottery, manage the day-to-day operations of the lottery including lottery game development and portfolio management, retailer recruitment and training, supply of goods and services and overall marketing strategy. On January 26, 2011, the Illinois Appellate Court upheld a constitutional challenge to the revenue statute that, among other things, amended the lottery law to facilitate the PMA, on grounds that the statute impermissibly addressed more than one subject. On July 11, 2011, the Illinois Supreme Court reversed the Appellate Court decision and upheld the revenue statute. Operations under the PMA commenced on July 1, 2011. We contributed $10.0 million to Northstar in March 2011 and an additional $2.0 million in July 2011. Northstar is entitled to receive annual incentive compensation payments to the extent it is successful in increasing the lottery’s net income above specified target levels, subject to a cap of 5% of the applicable year’s net income. Northstar will be responsible for payments to the State to the extent such targets are not achieved, subject to a similar cap. Earnings from our equity investment in Northstar may be impacted to the extent the lottery achieves, or fails to achieve, such targets.  Northstar is expected to be reimbursed on a monthly basis for most of its operating expenses under the PMA. Under our CSP agreement with Northstar, we are responsible for the design, development, manufacturing, warehousing and distribution of instant lottery tickets and will be compensated based on a percentage of retail sales. Our Printed Products instant ticket revenue reflects the commencement of our CSP agreement with Northstar. The impact of Northstar on our earnings from our equity investments was not material for the three months ended September 30, 2011.

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

Based on third-party data, Lottery Systems customers’ retail sales in the U.S. increased approximately 0.5% for the three months ended September 30, 2011 and decreased approximately 0.7% for the nine months ended September 30, 2011 compared to the same periods in 2010, which we believe is primarily due to fluctuations in jackpot amounts. Our Lottery Systems service revenue increased 7.1% for the three months ended September 30, 2011 and 1.4% for the nine months ended September 30, 2011 compared to the same periods in 2010. The increase for the quarter and the nine months ended September 30, 2011 reflected improved terms under certain contracts, growth in instant ticket validation revenue in the U.S. and from the CSL and increased international revenue.  Our sales revenue also increased due to increased terminal sales in the U.S. and to international customers compared to the prior-year period.

During 2010, the lottery authority in Maine awarded a new online lottery contract to one of our competitors, which award was subsequently invalidated as a result of our protest. The competitor’s appeal of the protest ruling was denied on October 21, 2011. Our contract with Maine was extended for one year until June 30, 2012 pending further action by the Maine lottery authority. During 2009, the Indiana lottery awarded us an online lottery contract that began in August 2010. In 2010, following a competitive procurement process, we were awarded a new lottery systems contract in Iowa, which commenced in July 2011.

U.S. lottery directors recently authorized certain changes to the Powerball® multi-state online lottery game, including an increase in the ticket price to $2, which are anticipated to take effect on January 15, 2012.  The increase in the Powerball ticket price represents the first price increase in the history of the U.S. multi-state online lottery and potentially provides an impetus for growth in online lottery retail sales.  We have also recently seen an increase in bidding opportunities to provide central monitoring and control systems for video gaming networks, particularly in jurisdictions in North America, as these jurisdictions pursue VLTs as an opportunity to address budget deficits.

In China, instant ticket retail sales of the CSL increased approximately 24% for the three and nine months ended September 30, 2011 compared to the same periods in 2010. We believe the increase is a result of our strategic initiatives related to our China operations, which focus on accelerating growth through the offering of higher price-point instant tickets such as the launch of a 30RMB ticket in the third quarter, the expansion of the retailer and validation network, the introduction of tickets with licensed brands and advertising campaigns to build brand awareness. We also continue to focus on the pursuit of additional distribution channels (e.g., mobile phones). The rate we receive on retail sales under our China instant ticket validation contract decreased by 0.2% in January 2011 and is scheduled to decrease by an additional 0.1% in January 2012 and an additional 0.1% in January 2014. To the extent we are not able to continue to offset these rate reductions by retail sales growth, our revenue and gross margin from this contract may be adversely affected.

Diversified Gaming Group

Our Diversified Gaming Group provides services and systems to operators in the wide area gaming industry. The Diversified Gaming Group includes The Global Draw Limited (“Global Draw”), Games Media Limited (“Games Media”) and Barcrest Group Limited (“Barcrest”), leading suppliers of wide area gaming machines, server-based gaming systems and game content to licensed bookmakers primarily in betting shops and to pub operators in the U.K. and Europe. The Diversified Gaming Group also includes our equity interest in Roberts Communication Network, LLC (“RCN”), which provides communications services to racing and non-racing customers, Sportech Plc (“Sportech”), a leading operator and supplier of football pools and associated games, Sciplay, our joint venture to deliver Internet gaming solutions to government-sponsored and other lotteries and certain other gaming operators, and International Terminal Leasing (“ITL”).

The Diversified Gaming Group included our racing and venue management businesses (the “Racing Business”) prior to its sale on October 5, 2010 to Sportech. Due to the Company’s continued involvement with Sportech, including our equity interest in Sportech, the disposal of the Racing Business did not qualify as discontinued operations and was not reflected as such in our Consolidated Statements of Operations. Our interest in Sportech is accounted for under the equity method of accounting. The comparability of our results of operations during 2011 has been affected by the sale of the Racing Business.

On April 26, 2011, we entered into a purchase agreement to acquire all of the issued shares of Barcrest, a leading supplier of gaming content and machines in Europe, from subsidiaries of International Game Technology for approximately £33.0 million in cash (subject to certain adjustments), plus up to approximately £2.0 million in deferred consideration, the payment of which was subject to the satisfaction of certain conditions relating to a third-party contract. On September 23, 2011, we completed the acquisition for approximately £31.4 million in cash, subject to certain post-closing adjustments.  The £2.0 million in deferred consideration will not be payable as the conditions relating to the third-party contract were not satisfied.  Barcrest is being integrated into our gaming divisions and will affect the comparability of our results of operations during 2011 and 2012.

In 2010, Global Draw began migrating its server-based gaming machines to a new state-of-the-art back-end technology platform and rolling out this new technology to its customers in the U.K. Global Draw completed the U.K. migration in the second quarter of 2011 and began migrating international server-based gaming machines to the new technology during the third quarter.   In 2010, Global Draw was awarded a four-year contract to supply approximately 7,600 server-based gaming machines to Ladbrokes, which we believe represents approximately 95% of its terminal base. In March 2011, Global Draw was awarded the remaining 5% of Ladbrokes’ terminal base. We have completed the installation of gaming machines in the Ladbrokes estate, representing a significant portion of the increase in Global Draw’s installed gaming machine base from September 30, 2010. Operating results for the three and nine months ended September 30, 2011 reflects the increase in revenue resulting from the higher installed base of gaming machines.

As contemplated by our strategic agreements with Video B Holdings Limited (“Video B”), a subsidiary of Playtech Limited, relating to our license of Video B’s back-end technology platform for our gaming machines, we formed ITL with Video B in the first quarter of 2011. The purpose of ITL is to acquire gaming terminals using funds contributed to the capital of ITL by each partner. The terminals, which will employ Video B’s software, will be leased to whichever Company subsidiary is to provide the terminals to third-party gaming operator customers. The impact of ITL on our Consolidated Statements of Operations for the three and nine months ended September 30, 2011 was not material.

Results of Operations

Three Months Ended September 30, 2011 Compared to Three Months Ended September 30, 2010

The following analysis compares the results of operations for the quarter ended September 30, 2011 to the results of operations for the quarter ended September 30, 2010.

Revenue Analysis

For the quarter ended September 30, 2011, total revenue was $222.7 million compared to $221.1 million for the quarter ended September 30, 2010, an increase of $1.6 million, or 1%, which included the effect of the sale of the Racing Business of $30.2 million. Our instant ticket revenue for the quarter ended September 30, 2011 was $126.7 million compared to $116.0 million for the quarter ended September 30, 2010, an increase of $10.7 million, or 9%. Our service revenue for the quarter ended September 30, 2011 was $81.4 million compared to $92.8 million for the quarter ended September 30, 2010, a decrease of $11.4 million, or 12%, which included the effect of the sale of the Racing Business of $25.2 million. Our sales revenue for the quarter ended September 30, 2011 was $14.6 million compared to $12.3 million for the quarter ended September 30, 2010, an increase of $2.3 million, or 19%, which included the effect of the sale of the Racing Business of $5.0 million.

Printed Products

For the quarter ended September 30, 2011, total revenue for Printed Products was $129.6 million compared to $117.0 million for the quarter ended September 30, 2010, an increase of $12.6 million, or 11%. For the quarter ended September 30, 2011, instant ticket revenue was $126.7 million compared to $116.0 million for the quarter ended September 30, 2010, an increase of $10.7 million, or 9%. This increase reflected higher revenue of $7.3 million from U.S. customers primarily due to the commencement of our CSP agreement with Northstar, sales of higher price-point games and increased sales of licensed games. Our international revenue increased $0.9 million primarily due to growth in revenue from our European contracts and higher price-point games, offset by a decrease in sales to LNS due to the timing of orders. Revenue also increased as a result of favorable foreign currency translation of $2.5 million.

Printed Products sales revenue for the quarter ended September 30, 2011 was $3.0 million compared to $1.0 million for the quarter ended September 30, 2010, an increase of $2.0 million, primarily due to an increase in phone card sales during the quarter.

Lottery Systems

For the quarter ended September 30, 2011, total revenue for Lottery Systems was $59.6 million compared to $52.8 million for the quarter ended September 30, 2010, an increase of $6.8 million, or 13%. Lottery Systems service revenue for the quarter ended September 30, 2011 was $49.9 million compared to $46.6 million for the quarter ended September 30, 2010, an increase of $3.3 million, or 7%. The service revenue increase reflected increased U.S. revenue of $0.7 million, primarily due to higher instant ticket validation revenue in the U.S. and improved terms under certain contracts, increased revenue from the CSL of $0.8 million and increased international revenue of $0.8 million.  Revenue also increased $1.0 million due to favorable foreign currency translation.

Lottery Systems sales revenue for the quarter ended September 30, 2011 was $9.6 million compared to $6.1 million for the quarter ended September 30, 2010, an increase of $3.5 million. The increase was primarily due to increased terminal sales to international customers of $2.0 million, increased sales of hardware in the U.S. of $0.7 million and the impact of foreign currency translation of $0.8 million.

Diversified Gaming

For the quarter ended September 30, 2011, total revenue for Diversified Gaming was $33.5 million compared to $51.3 million for the quarter ended September 30, 2010, a decrease of $17.8 million, or 35%. Diversified Gaming service revenue for the quarter ended September 30, 2011 was $31.5 million compared to $46.2 million for the quarter ended September 30, 2010, a decrease of $14.7 million, or 32%. The decrease in service revenue was primarily due to the sale of the Racing Business resulting in a decrease of $25.2 million. The decrease was partially offset by increased revenue of $9.0 million primarily due to the expansion of Global Draw’s terminal base in the U.K. during 2011, higher revenue per terminal, and the acquisition of Barcrest of $0.8 million. Revenue also increased $1.6 million due to favorable foreign currency translation.

Diversified Gaming sales revenue for the quarter ended September 30, 2011 was $3.1 million lower than for the quarter ended September 30, 2010, including a decrease of $5.0 million due to the sale of the Racing Business which was partially offset by $2.0 million of sales revenue from Barcrest customers.

Cost of Revenue Analysis

Cost of instant ticket revenue of $71.8 million for the quarter ended September 30, 2011 was $4.6 million, or 7%, higher than for the quarter ended September 30, 2010. Cost of services of $42.6 million for the quarter ended September 30, 2011 was $15.2 million, or 26%, lower than for the quarter ended September 30, 2010. Cost of sales of $10.3 million for the quarter ended September 30, 2011 was $2.4 million, or 30%, higher than for the quarter ended September 30, 2010.

Printed Products

Cost of instant ticket revenue of $71.8 million for the quarter ended September 30, 2011 was $4.6 million, or 7%, higher than for the quarter ended September 30, 2010. The increase reflected higher costs of $2.8 million as a result of increased revenue and higher costs of $1.7 million due to the impact of foreign currency translation.

Cost of sales of $1.9 million for the quarter ended September 30, 2011 was $1.0 million higher than for the quarter ended September 30, 2010, primarily due to the increase in phone card sales.

Lottery Systems

Cost of services of $26.9 million for the quarter ended September 30, 2011 was $0.4 million, or 2%, higher than for the quarter ended September 30, 2010, primarily due to impact of foreign currency translation.

Cost of sales of $6.8 million for the quarter ended September 30, 2011 was $2.8 million higher than for the quarter ended September 30, 2010 due to the increase in international terminal sales, higher sales of hardware in the U.S. and the impact of foreign currency translation.

Diversified Gaming

Cost of services of $15.7 million for the quarter ended September 30, 2011 was $15.6 million lower than for the quarter ended September 30, 2010. The decrease reflected a decline in costs of $20.0 million due to the sale of the Racing Business. The decrease was partially offset by an increase in costs of $3.5 million, primarily due to the expansion of Global Draw’s terminal base and the impact of foreign currency translation of $0.9 million.

Cost of sales of $1.6 million for the quarter ended September 30, 2011 was $1.3 million lower than for the quarter ended September 30, 2010. The decrease reflected a decline in costs of $2.9 million due to the sale of the Racing Business, partially offset by costs associated with Barcrest sales revenue.

Selling, General and Administrative Expense Analysis

Selling, general and administrative expense of $47.7 million for the quarter ended September 30, 2011 was $11.2 million, or 31%, higher than for the quarter ended September 30, 2010. The increase reflected increased headcount, consultant and incentive compensation expense of $4.7 million, an increase of $0.9 million related to our Asia-Pacific Business Incentive Compensation Plan (the “Asia-Pacific Plan”) and an increase in stock-based compensation expense of $0.7 million, a portion of which was attributable to performance-conditioned equity awards granted to our Chief Executive Officer in December 2010.  The increase also reflected $3.9 million of higher acquisition-related due diligence and advisory fees and a charge taken related to a potential customer claim, the impact of foreign currency translation of $1.0 million, an increase in expense of $0.9 million to support the expansion of the Global Draw business, an increase in management transition costs of $0.8 million, and $0.7 million of expenses related to the recent credit agreement amendment and stock option exchange program. The increase was partially offset by lower expenses of $3.1 million due to the sale of the Racing Business.

Employee Termination and Restructuring Costs

Employee termination and restructuring costs of $1.0 million and $0.6 million for the three months ended September 30, 2011 and 2010, respectively, were a result of our cost reduction initiatives related to Global Draw’s migration to a new back-end technology platform.

Write-down of Assets Held for Sale

Write-down of assets held for sale of $2.2 million included in the three months ended September 30, 2010 resulted from valuing the held-for-sale assets of the Racing Business at fair market value less estimated costs to sell.

Depreciation and Amortization Expense Analysis

Depreciation and amortization expense of $28.0 million for the quarter ended September 30, 2011 increased $0.7 million, or 3%, from the quarter ended September 30, 2010, primarily due to increases in our international Lottery Systems Group.

Other (Income) Expense Analysis

Interest expense of $26.3 million for the quarter ended September 30, 2011 increased $1.7 million, or 7%, from the quarter ended September 30, 2010, primarily attributable to the issuance of our 8.125% senior subordinated notes due 2018 (the “2018 Notes”) and the retirement of our 6.25% senior subordinated notes due 2012 (the “2012 Notes”) in 2010.

Earnings from equity investments of $8.9 million for the quarter ended September 30, 2011 decreased $4.1 million, or 32%, from the quarter ended September 30, 2010. The decrease primarily related to a decline in earnings from our equity investment in our Italian joint venture of $5.5 million. The Company’s share of earnings from the Italian joint venture is now reported on an after-tax basis (it was previously reported on a pre-tax basis under the prior instant ticket concession) and reflects the amortization of a portion of the upfront fees for the new concession, which together reduced our earnings from our equity investment in the Italian joint venture by approximately $9.1 million. The decrease was offset by an increase of $1.4 million from CSG and $0.7 million from Sportech.

Loss on early extinguishment of debt of $4.2 million for the quarter ended September 30, 2011 was the result of the write- off of deferred financing fees proportionally attributable to those lenders that chose not to extend the maturity date of their loans under the August 25, 2011 credit agreement amendment. Loss on early extinguishment of debt of $2.2 million for the quarter ended September 30, 2010 was the result of the write-off of deferred financing fees related to the purchase and retirement of $107.6 million in aggregate principal amount of the 2012 Notes.

Other expense for the quarter ended September 30, 2011 of $1.7 million increased $4.7 million from other income of $3.0 million for the quarter ended September 30, 2010, primarily due to the gain on foreign currency hedging contracts related to the Italian instant ticket concession tender of $3.2 million in the quarter ended September 30, 2010. The foreign currency forward contracts were settled in 2010. Other expense also increased $1.1 million due to foreign currency transaction expense.

Income Tax Expense Analysis

Income tax expense was $2.2 million for the quarter ended September 30, 2011 compared to $2.2 million for the quarter ended September 30, 2010. The effective income tax rates for the quarters ended September 30, 2011 and 2010 were (114.6)% and 20.4%, respectively. Due to a valuation allowance against our U.S. deferred tax assets, the effective tax rate for the quarter ended September 30, 2011 does not include the benefit of the current year forecasted U.S. tax loss. Income tax expense for the quarter ended September 30, 2011 was primarily attributable to income tax expense in our foreign jurisdictions. The effective tax rate for the quarter ended September 30, 2010 included the release of certain reserves related to the expiration of the statute of limitations for certain tax-related claims.

Nine Months Ended September 30, 2011 Compared to Nine Months Ended September 30, 2010

The following analysis compares the results of operations for the nine months ended September 30, 2011 to the results of operations for the nine months ended September 30, 2010.

Revenue Analysis

For the nine months ended September 30, 2011, total revenue was $639.6 million compared to $670.4 million for the nine months ended September 30, 2010, a decrease of $30.8 million, or 5%, which included the effect of the sale of the Racing Business of $82.7 million. Our instant ticket revenue for the nine months ended September 30, 2011 was $371.0 million compared to $343.5 million for the nine months ended September 30, 2010, an increase of $27.5 million, or 8%. Our service revenue for the nine months ended September 30, 2011 was $237.3 million compared to $287.5 million for the nine months ended September 30, 2010, a decrease of $50.2 million, or 17%, which included the effect of the sale of the Racing Business of $75.0 million.  Our sales revenue for the nine months ended September 30, 2011 was $31.4 million compared to $39.4 million for the nine months ended September 30, 2010, a decrease of $8.0 million, or 20%, which included the effect of the sale of the Racing Business of $7.7 million.

Printed Products

For the nine months ended September 30, 2011, total revenue for Printed Products was $377.8 million compared to $350.1 million in the nine months ended September 30, 2010, an increase of $27.7 million, or 8%. For the nine months ended September 30, 2011, instant ticket revenue was $371.0 million compared to $343.5 million for the nine months ended September 30, 2010, an increase of $27.5 million, or 8%.  This increase reflected higher revenue of $9.1 million due to sales of licensed games and higher revenue of $4.2 million from U.S. customers due in part to the commencement of the CSP agreement with Northstar and increased sales of higher price-point games.  International revenue increased $8.6 million primarily due to increased sales to LNS, our European CSP customers and other international customers and increased sales of higher price-point instant tickets. Revenue for the nine months ended September 30, 2011 also included favorable foreign currency translation of $5.4 million.

Printed Products sales revenue for the nine months ended September 30, 2011 was $6.8 million compared to $6.6 million for the nine months ended September 30, 2010, an increase of $0.2 million, primarily due to an increase in phone card sales.

Lottery Systems

For the nine months ended September 30, 2011, total revenue of $172.8 million for Lottery Systems was flat compared to $172.9 million for the nine months ended September 30, 2010. Lottery Systems service revenue for the nine months ended September 30, 2011 was $150.4 million compared to $148.3 million for the nine months ended September 30, 2010, an increase of $2.1 million, or 1%.  The service revenue increase primarily reflected increased instant ticket validation revenue in the U.S. of $1.9 million and from the CSL of $2.2 million, increased international service revenue of $1.6 million and favorable foreign currency translation of $1.5 million. The increase in revenue was offset by lower revenue of $4.3 million due to the loss of contracts in New Hampshire and Vermont on June 30, 2010.

Lottery Systems sales revenue for the nine months ended September 30, 2011 was $22.4 million compared to $24.5 million for the nine months ended September 30, 2011, a decrease of $2.1 million, or 8%. The decrease was primarily due to a large hardware order from two European customers in the prior-year period that was not repeated to the same extent in 2011, resulting in lower revenue of $8.6 million.  The decrease in sales revenue was partially offset by increased sales of hardware of $5.5 million to U.S. and international customers and favorable foreign currency translation of $1.0 million.

Diversified Gaming

For the nine months ended September 30, 2011, total revenue for Diversified Gaming was $89.1 million compared to $147.5 million for the nine months ended September 30, 2010, a decrease of $58.4 million, or 40%, which included the effect of the sale of the Racing Business of $82.7 million.  Diversified Gaming service revenue for the nine months ended September 30, 2011 was $86.9 million compared to $139.2 million for the nine months ended September 30, 2010, a decrease of $52.3 million, or 38%.  The decrease in service revenue was principally due to the sale of the Racing Business, resulting in a decrease of $75.0 million. The decrease was partially offset by increased revenue of $18.7 million primarily from the expansion of Global Draw’s terminal base, higher revenue per terminal and higher revenue of $3.1 million due to favorable foreign currency translation.

Diversified Gaming sales revenue for the nine months ended September 30, 2011 was $6.1 million lower than for the nine months ended September 30, 2010, due to a decrease of $7.7 million from the sale of the Racing Business, partially offset by terminal sales to Barcrest customers.

Cost of Revenue Analysis

Cost of instant ticket revenue of $211.2 million for the nine months ended September 30, 2011 was $11.9 million, or 6%, higher than for the nine months ended September 30, 2010. Cost of services of $122.9 million for the nine months ended September 30, 2011 was $44.4 million, or 27%, lower than for the nine months ended September 30, 2010. Cost of sales of $21.4 million for the nine months ended September 30, 2011 was $6.5 million, or 23%, lower than for the nine months ended September 30, 2010.

Printed Products

Cost of instant ticket revenue of $211.2 million for the nine months ended September 30, 2011 was $11.9 million, or 6%, higher than for the nine months ended September 30, 2010. The increase reflected higher costs of $7.8 million as a result of increased revenue and higher costs of $3.9 million due to the impact of foreign exchange rates.

Cost of sales of $4.2 million for the nine months ended September 30, 2011 was $0.8 million lower than for the nine months ended September 30, 2010, reflecting cost efficiencies related to phone card sales.

Lottery Systems

Cost of services of $79.1 million for the nine months ended September 30, 2011 was $0.3 million higher than for the nine months ended September 30, 2010. The increase was due to increased costs of $1.9 million from our U.S. and international businesses and $0.7 million due to the impact of foreign currency translation.  The increase in costs was partially offset by lower costs of $2.2 million due to the loss of our New Hampshire and Vermont online lottery contracts on June 30, 2010.

Cost of sales of $15.6 million for the nine months ended September 30, 2011 was $2.1 million, or 12%, lower than for the nine months ended September 30, 2010. The decrease was primarily due to a large hardware order from two European customers in the prior-year period that was not repeated to the same extent in 2011, resulting in lower costs of $5.9 million. The decrease in cost of sales was partially offset by increased costs of $2.9 million related to increased hardware sales to U.S. and international customers and the impact of foreign currency translation of $0.9 million.

Diversified Gaming

Cost of services of $43.9 million for the nine months ended September 30, 2011 was $44.7 million lower than for the nine months ended September 30, 2010.  The decrease in cost of services was primarily due to a decline of $57.2 million due to the sale of the Racing Business. The decrease was partially offset by an increase in costs of $11.0 million, primarily due to the expansion of Global Draw’s terminal base, and higher costs of $1.5 million due to the impact of foreign exchange rates.

Cost of sales for the nine months ended September 30, 2011 was $3.6 million lower than for the nine months ended September 30, 2010, due to a decrease in costs related to the sale of the Racing Business of $4.7 million, which was partially offset by an increase in costs of $1.7 million related to terminal sales to Barcrest customers.

Selling, General and Administrative Expense Analysis

Selling, general and administrative expense of $130.6 million for the nine months ended September 30, 2011 was $15.1 million, or 13%, higher than for the nine months ended September 30, 2010.  The increase reflected increased headcount, consultant and incentive compensation expense of $10.1 million and an increase of $1.9 million related to our Asia-Pacific Plan. The increase also reflected $8.8 million of higher acquisition-related due diligence and advisory fees and a charge taken related to a potential customer claim, an increase in expense of $2.0 million to support the expansion of the Global Draw business, increased management transition costs of $0.9 million and the impact of foreign currency translation of $1.7 million. The increase was partially offset by lower expenses of $8.9 million due to the sale of the Racing Business and lower stock-based compensation expense of $2.1 million.

Employee Termination and Restructuring Costs

Employee termination and restructuring costs of $1.0 million and $0.6 million for the nine months ended September 30, 2011 and 2010, respectively, were a result of our cost reduction initiatives related to Global Draw’s migration to a new back-end technology platform.

Write-down of Assets Held for Sale

Write-down of assets held for sale of $8.0 million included in the nine months ended September 30, 2010 was the result of valuing the held-for-sale assets of the Racing Business at fair market value less estimated costs to sell.

Depreciation and Amortization Expense Analysis

Depreciation and amortization expense of $87.9 million for the nine months ended September 30, 2011 increased $5.9 million, or 7%, from the nine months ended September 30, 2010.  The increase was primarily due to accelerated depreciation expense of approximately $6.4 million recorded by Global Draw on existing technology as it migrated to a new back-end technology platform.

Other (Income) Expense Analysis

Interest expense of $79.2 million for the nine months ended September 30, 2011 increased $5.0 million, or 7%, from the nine months ended September 30, 2010, primarily attributable to the issuance of the 2018 Notes and the retirement of the 2012 Notes in 2010.

Loss on early extinguishment of debt of $4.2 million for the nine months ended September 30, 2011 was the result of the write- off of deferred financing fees proportionally attributable to those lenders that chose not to extend the maturity date of their loans under the August 25, 2011 credit agreement amendment. Loss on early extinguishment of debt of $2.2 million for the nine months ended September 30, 2010 was the result of the write-off of deferred financing fees related to the purchase and retirement of $107.6 million in aggregate principal amount of the 2012 Notes.

Earnings from equity investments of $27.5 million for the nine months ended September 30, 2011 decreased $15.0 million, or 35%, from the nine months ended September 30, 2010. The decrease primarily related to a decline in earnings from our equity investment in our Italian joint venture of $18.2 million. The Company’s share of earnings from the Italian joint venture is now reported on an after-tax basis (it was previously reported on a pre-tax basis under the prior instant ticket concession) and reflects the amortization of a portion of the upfront fees for the new concession, which together reduced our earnings from our equity investment in the Italian joint venture by approximately $27.5 million. The decrease was partially offset by an increase of $4.5 million from CSG.

Other income for the nine months ended September 30, 2011 of $0.2 million increased $9.8 million from other expense of $9.6 million in the nine months ended September 30, 2010, primarily due to the loss on foreign currency hedging contracts related to the Italian instant ticket concession tender of $12.6 million for the nine months ended September 30, 2010. The foreign currency forward contracts were settled in 2010.

Income Tax Expense Analysis

Income tax expense was $12.9 million for the nine months ended September 30, 2011 compared to $17.0 million for the nine months ended September 30, 2010. The effective income tax rates for the nine months ended September 30, 2011 and 2010 were 145.5% and 64.8%, respectively. Due to a valuation allowance against our U.S. deferred tax assets, the effective tax rate for the nine months ended September 30, 2011 does not include the benefit of the current year forecasted U.S. tax loss. Income tax expense for the nine months ended September 30, 2011 was primarily attributable to income tax expense in our foreign jurisdictions.  The effective tax rate for the nine months ended September 30, 2010 includes a valuation allowance of $11.8 million against certain U.S. state deferred tax assets.

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

We adopted these amendments to the ASC on January 1, 2011 on a prospective basis as applicable to our revenue generated from licensing branded properties that are coupled with a service component, where we also purchase and distribute prizes on behalf of lottery authorities. The impact of these accounting changes was not material to our consolidated financial statements for the three and nine months ended September 30, 2011.

Liquidity, Capital Resources and Working Capital

We are party to a credit agreement, dated as of June 9, 2008, as amended and restated as of February 12, 2010  and amended as of December 16, 2010, March 11, 2011 and as further amended and restated as of August 25, 2011 (as so amended the “Credit Agreement”), among Scientific Games International, Inc. (“SGI”), as borrower, the Company, as a guarantor, the several lenders from time to time parties thereto and JPMorgan Chase Bank, N.A. (“JPMorgan”), as administrative agent. A summary of the terms of the Credit Agreement and the financial ratios that the Company is required to maintain under the terms of the Credit Agreement is included in Note 8 of the Notes to Consolidated Financial Statements in our 2010 Annual Report on Form 10-K.

On March 11, 2011, the Company and SGI entered into an amendment to the Credit Agreement. Under the amendment, from and after December 31, 2010, “consolidated EBITDA” (as such term is defined in the Credit Agreement) will generally include the Company’s share of the earnings of the Company’s joint venture that holds the Italian instant ticket concession, whether or not such earnings have been distributed to the Company, before interest expense (other than interest expense in respect of debt of such joint venture if such debt exceeds $25 million), income tax expense and depreciation and amortization expense, provided that the amount of “consolidated EBITDA” attributable to the Company’s interest in such joint venture that would not have otherwise been permitted to be included in “consolidated EBITDA” prior to giving effect to the amendment will be capped at $25 million in any period of four consecutive quarters (or $30 million in the case of any such period ending on or prior to June 30, 2012). Prior to giving effect to the amendment, “consolidated EBITDA” generally included only the Company’s share of the earnings of such joint venture that was distributed to the Company. In addition, under the terms of the amendment, any cash compensation expense incurred but not paid in a particular period will be added back for purposes of determining “consolidated EBITDA” so long as no cash payment in respect thereof is required prior to the scheduled maturity of the borrowings under the Credit Agreement. This add-back was revised pursuant to the subsequent amendment described below to permit up to $993,000 of non-cash compensation expense accrued prior to August 25, 2011 to be added back notwithstanding that cash payments may be required to be made in respect thereof prior to the scheduled maturity of the borrowings under the Credit Agreement.  “Consolidated EBITDA” is relevant for determining whether the Company is in compliance with the financial ratios required to be maintained under the terms of the Credit Agreement.

The amendment also provided that up to $100 million of unrestricted cash and cash equivalents of the Company and its subsidiaries in excess of $15 million will be netted against “consolidated total debt” for purposes of determining the Company’s “consolidated leverage ratio” and “consolidated senior debt ratio” (as such terms are defined in the Credit Agreement) as of any date from and after December 31, 2010. In connection with the amendment, SGI paid approximately $2.6 million of fees and expenses to (or for the benefit of) the consenting lenders. For more information regarding the March 11, 2011 amendment, see our Current Report on Form 8-K filed with the SEC on March 14, 2011.

On August 25, 2011, the Company and SGI entered into an amendment to the Credit Agreement. In connection with the amendment, the scheduled maturity date of approximately $247 million (or 99%) of the revolving credit facility commitments and approximately $555.8 million (or 98%) of the outstanding term loans under the Credit Agreement were extended from June 9, 2013 to June 30, 2015.  Under the amended Credit Agreement, SGI has the flexibility to extend the maturity date of, or reduce or prepay without premium or penalty (other than break-funding costs), the approximately $16.4 million of revolving credit facility commitments and outstanding term loans that were not extended in connection with the amendment, subject to certain conditions set forth in the amendment or the Credit Agreement, as applicable.  Under the terms of the amendment, we will be required to maintain the following revised financial ratios:

•                  a “consolidated leverage ratio” (as such term is defined in the Credit Agreement) as of the last day of each fiscal quarter no more than the ratio set forth below with respect to the period during which such fiscal quarter ends:

•                  5.75 to 1.00 (through December 31, 2013);

•                  5.50 to 1.00 (January 1, 2014 through December 31, 2014); and

•                  5.25 to 1.00 (January 1, 2015 and thereafter); and

•                  a “consolidated senior debt ratio” (as such term is defined in the Credit Agreement) as of the last day of each fiscal quarter no more than 2.75 to 1.00.

The “consolidated interest coverage ratio” (as such term is defined in the Credit Agreement) that we are required to maintain (i.e., not less than 2.25 to 1.00 for any period of four consecutive quarters) was not changed by the amendment.

Borrowings under the Credit Agreement bear interest at a rate per annum equal to, at SGI’s option, either (1) a base rate determined by reference to the higher of (a) the prime rate of JPMorgan, (b) the federal funds effective rate plus 0.50% and (c) the LIBOR rate for a deposit in dollars with a maturity of one month plus 1.00%, or (2) a reserve-adjusted LIBOR rate, in each case plus an applicable margin based on the consolidated leverage ratio as set forth in a grid.  Under the terms of the amendment, the two lowest applicable margin levels in the grid were eliminated such that the applicable margin now varies based on the consolidated leverage ratio from 1.50% to 2.50% above the base rate for base rate loans, and from 2.50% to 3.50% above LIBOR for LIBOR-based loans.

The amendment provides for additional refinancing flexibility in the form of (1) permitted bank debt or debt securities that may be unsecured or secured on a pari passu or junior basis with the collateral securing the obligations under the Credit Agreement and (2) replacement facilities under the Credit Agreement that can be used to refinance either the term loans or the revolving commitments under the Credit Agreement in whole.  In addition, SGI will have the capability to request one or more additional tranches of term loans, increase the existing tranche of term loans, or increase the revolving commitments in an amount not to exceed $200 million after the effective date of the amendment (the “Incremental Facility”).  In lieu of incurring additional indebtedness pursuant to the Incremental Facility, the amendment also provides SGI with the flexibility to incur additional incremental indebtedness in the form of one or more series of debt securities in an aggregate principal amount not to exceed the amounts allowed to be incurred under the Incremental Facility.

In addition, the amendment renews most of the negative covenant baskets as of the effective date of the amendment and provides investment flexibility for SGI by allowing the borrower to move capital stock, property and cash from non-guarantor subsidiaries to loan parties and then back to non-guarantor subsidiaries, subject to certain limitations set forth in the Credit Agreement.  The amendment also provides SGI the ability to use an existing restricted payment basket comprised of $200 million plus a permitted expenditure amount that is based in part on the cumulative consolidated net income of the Company for investments and prepayments of certain indebtedness. . In connection with the amendment, SGI paid an aggregate of approximately $6.3 million of fees and expenses to (or for the benefit of) the consenting and new lenders of which approximately $5.8 million was capitalized as deferred financing fees. The Company recorded a loss on early extinguishment of debt of approximately $4.2 million as a result of writing off deferred financing fees related to those lenders that chose not to extend the maturity date of their loans. For more information regarding the August 25, 2011 amendment, see our Current Report on Form 8-K filed with the SEC on August 31, 2011.

We were in compliance with our covenants under the Credit Agreement as of September 30, 2011.

On October 27, 2011, SGI completed a consent solicitation commenced on October 19, 2011 in which SGI sought and obtained consents from the holders of a majority in aggregate principal amount of SGI’s 7.875% senior subordinated notes due 2016 (the “2016 Notes”) to certain amendments to the indenture governing the 2016 Notes (the “Indenture”).  SGI paid consenting holders $5.0 million in the aggregate in connection with the consent solicitation.

SGI, the Company, as a guarantor, the other guarantors party thereto and The Bank of Nova Scotia Trust Company of New York, as trustee, entered into a supplemental indenture (the “Supplemental Indenture”) implementing the amendments to the Indenture.  The Supplemental Indenture amends the Indenture to conform certain provisions of the Indenture to those contained in the indenture governing the Company’s 8.125% senior subordinated notes due 2018 (the “2018 Notes”) and thereby provides the Company with additional flexibility for investment opportunities that it may decide to pursue, including potential strategic partnerships, joint ventures and other acquisitions.

In particular, the Supplemental Indenture amends the definition of “consolidated net income” in the Indenture to exclude certain items, including net after-tax impairment charges and asset write-offs, which will, among other things, increase the Company’s capacity to make additional “restricted investments” under the Indenture.  In addition, the Supplemental Indenture amends the definition of “permitted investments” to include certain investments relating to the Italian instant ticket concession held by the Company’s joint venture.  The primary effect of this amendment is to “grandfather” the investments the Company made in 2010 to cover the Company’s portion of the upfront fees associated with the new concession for purposes of determining the Company’s capacity to make additional “restricted investments” under the Indenture. For more information regarding the consent solicitation and the Supplemental Indenture, see our Current Report on Form 8-K filed with the SEC on October 28, 2011.

As of September 30, 2011, we had approximately $188.9 million available for additional borrowing or letter of credit issuances under our revolving credit facility. There were no borrowings and $61.1 million in outstanding letters of credit under our revolving credit facility as of September 30, 2011. Our ability to borrow under the Credit Agreement will depend on us remaining in compliance with the covenants contained in the Credit Agreement.

On May 6, 2011, we paid the remaining ₤0.6 million aggregate principal amount outstanding of the promissory notes we issued to defer a portion of the earn-out payable in connection with our acquisition of Global Draw in 2006.

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

During the third quarter of 2011, we received a dividend from CSG of approximately $1.0 million.

At September 30, 2011, our available cash, short-term investments and borrowing capacity totaled $275.8 million (including cash and cash equivalents of $86.9 million and availability of $188.9 million under the revolving credit facility) compared to $258.6 million at December 31, 2010 (including cash and cash equivalents of $124.3 million and availability of $134.3 million under the revolving credit facility). The amount of our available cash and short-term investments fluctuate principally based on the timing of collections from our customers, cash expenditures associated with new and existing lottery and gaming systems contracts, borrowings or repayments under our credit facilities, the funding of joint ventures, acquisitions and changes in our working capital position. Our borrowing capacity under the revolving credit facility will depend on the balance of loans borrowed and outstanding letters of credit issued under such facility as well as the level of certain financial ratios under the Credit Agreement.

The $37.4 million decrease in our available cash since December 31, 2010 principally reflects the net cash provided by operating activities of $152.6 million for the nine months ended September 30, 2011 and $5.4 million from the impact of foreign exchange rates, offset by $6.2 million of debt repayments, $68.4 million of capital expenditures, lottery and gaming systems expenditures and other intangible assets and software expenditures, a $31.1 million investment in ITL related to the roll-out of terminals for the Ladbrokes betting shop estate, a $12.0 million investment in Northstar (offset by a $6.6 million return of capital payment from LNS), $9.2 million for the payment of financing fees and $50.2 million for acquisitions. The $152.6 million of net cash provided by operating activities was derived from approximately $115.3 million of net cash provided by operations and approximately $37.3 million from changes in working capital. The working capital changes principally reflected decreases in accounts receivable and increases in accrued liabilities, offset by decreases in accounts payable. Capital expenditures were $5.9 million in the nine months ended September 30, 2011 compared to $6.9 million in the corresponding period in 2010. Lottery and gaming systems expenditures totaled $34.0 million in the nine months ended September 30, 2011 compared to $45.3 million in the corresponding period in 2010, and consisted primarily of expenditures associated with our lottery contract in Iowa. Other intangible assets and software expenditures of $28.5 million during the nine months ended September 30, 2011 consisted primarily of licensed properties and gaming contracts related to Global Draw. Cash flow from financing activities principally reflected payment of the term loan facilities under the Credit Agreement and payment of financing fees.

In December 2010, the Company adopted the Asia-Pacific Plan. The purpose of the Asia Pacific Plan is to provide an equitable and competitive compensation opportunity to certain key employees and consultants of the Company who are involved in the Company’s business in China (and potentially other jurisdictions in the Asia-Pacific region) (the “Asia-Pacific Business”) and to promote the creation of long-term value for the Company’s stockholders by directly linking Asia-Pacific Plan participants’ compensation under the plan to the appreciation in value of such business. Each participant will be eligible to receive a cash payment following the end of 2014 equal to a pre-determined share of an Asia-Pacific Business incentive compensation pool. The incentive compensation pool will equal a certain percentage of the growth in the value of the Asia-Pacific Business over four years, calculated in the manner provided under the Asia-Pacific Plan and subject to a cap of (1) $35 million, in the event an Asia-Pacific Business liquidity event does not occur by December 31, 2014 or (2) $50 million, in the event an Asia-Pacific Business liquidity event occurs by December 31, 2014. An “Asia-Pacific Business liquidity event” means an initial public offering of at least 20% of the Asia-Pacific Business or a strategic investment by a third-party to acquire at least 20% of the Asia-Pacific Business, in each case, that is approved by the Company.

We believe that our cash flow from operations, available cash and available borrowing capacity under the Credit Agreement will be sufficient to meet our liquidity needs, including anticipated capital expenditures, for the next 12 months; however, there can be no assurance that this will be the case. We believe that substantially all cash held by foreign entities is available to meet liquidity needs as necessary. Our contracts are periodically renewed and there can be no assurance that we will be successful in sustaining our cash flow from operations through renewal of our existing contracts or through the addition of new contracts. In addition, lottery customers in the U.S. generally require service providers to provide performance bonds in connection with the contract. Our ability to obtain performance bonds on commercially reasonable terms is subject to prevailing market conditions, which may be impacted by economic and political events. Although we have not experienced difficulty in obtaining such bonds to date, there can be no assurance that we will continue to be able to obtain performance bonds on commercially reasonable terms or at all. If we need to refinance all or part of our indebtedness, at or before maturity, or provide letters of credit or cash in lieu of performance bonds, there can be no assurance that we will be able to obtain new financing or refinance any of our indebtedness on commercially reasonable terms or at all.

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

There were no changes in our internal control over financial reporting during the quarter ended September 30, 2011 that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

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

These joint ventures and strategic investments currently include LNS (which succeeded CLN as the holder of the concession to operate the instant ticket lottery in Italy that began on October 1, 2010), our joint ventures in China, RCN, our Northstar joint venture to act as the private manager of the Illinois lottery, our Sciplay joint venture with Playtech to deliver Internet gaming solutions to lotteries and certain other gaming operators and our equity investment in Sportech. We are party to other strategic agreements with Playtech relating to gaming machines that contemplate our use of and reliance on Playtech’s back-end technology platform in international territories. Failure to timely migrate to the new back-end technology platform could result in Global Draw being unable to meet certain contractual commitments, which could negatively impact our business, results of operations and prospects. We cannot assure you that we will be able to successfully develop and market Internet and land-based gaming products under our agreements with Playtech. As of June 30, 2011, Global Draw completed the migration to the new back-end technology platform in the U.K.

Our Northstar joint venture, in which we are a 20% equity holder, was awarded the agreement to be the private manager for the Illinois lottery for a ten-year term following a competitive procurement process, which agreement was executed on January 18, 2011. See “Business—Operational Overview—Printed Products—Northstar Lottery Group” in Item 1 of our Annual Report on Form 10-K.  On January 26, 2011, the Illinois Appellate Court upheld a constitutional challenge to the revenue statute that, among other things, amended the Illinois lottery law to facilitate the PMA, on grounds that the statute impermissibly addressed more than one subject. On July 11, 2011, the Illinois Supreme Court reversed the Appellate Court decision and upheld the revenue statute. Operations under the PMA commenced on July 1, 2011.

We may not realize the anticipated benefits of these joint ventures, investments and other strategic relationships or others that we may enter into, or may not realize them in the timeframe expected. These arrangements pose significant risks that could have a negative effect on our operations, including: the potential diversion of our management’s attention from our core business to, for example, integrate technologies; the potential failure to realize anticipated synergies, economies of scale or other value associated with the arrangements; unanticipated costs and other unanticipated events or circumstances; possible adverse effects on our operating results during any integration process; impairment charges if joint ventures, or strategic investments or relationships are not as successful as we originally anticipate; and our possible inability to achieve the intended objectives of the arrangements and a resulting failure to execute on our strategic initiatives.

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

Item 2. Unregistered Sales of Equity Securities and Use of Proceeds

ISSUER PURCHASES OF EQUITY SECURITIES

Period	Total Number of Shares Purchased (1)	Average Price Paid per Share	Total Number of Shares Purchased as Part of Publicly Announced Plans or Programs	Approximate Dollar Value of Shares that May Yet Be Purchased Under the Plans or Programs (2)
7/1/2011 - 7/31/2011	6,022	$9.95	—	$173.7 million
8/1/2011 - 8/31/2011	1,484	$8.83	—	$173.7 million
9/1/2011 - 9/30/2011	—	$—	—	$173.7 million
Total	7,506	$9.73	—	$173.7 million

(1)

There were no shares purchased as part of the publicly announced repurchase program during the quarter ended September 30, 2011. The activity in this column reflects 7,506 shares acquired from employees to satisfy the withholding taxes associated with the vesting of restricted stock units during the quarter ended September 30, 2011.

(2)	The $200 million stock repurchase program, which expires on December 31, 2011, was publicly announced on May 10, 2010.

Exhibits

Item 6.

Exhibit Number

10.1

Employment Agreement made as of August 1, 2011 by and between the Company and Jeffrey Johnson (incorporated by reference to Exhibit 10.1 to the Company’s Current Report on Form 8-K filed on July 26, 2011).

10.2

Amendment to Separation Agreement, dated as of August 12, 2011, by and between Ira H. Raphaelson and the Company (incorporated by reference to Exhibit 10.2 to the Company’s Current Report on Form 8-K filed on August 18, 2011).

10.3

Amendment to Employment Agreement, dated as of August 18, 2011, by and between A. Lorne Weil and the Company (incorporated by reference to Exhibit 10.1 to the Company’s Current Report on Form 8-K filed on August 18, 2011).

10.4

Second Amendment and Restatement Agreement, dated as of August 25, 2011, among SGI, as borrower, the Company, as guarantor, and several lenders from time to time parties thereto and JP Morgan, as administrative agent, which amended and restated in its entirety the Credit Agreement, dated as of June 9, 2008 as amended and restated as of February 12, 2010 and amended as of December 16, 2010 and March 11, 2011 among such parties, as set forth in Exhibit A to such Second Amendment and Restatement Agreement (incorporated by reference to Exhibit 10.1 to the Company’s Current Report on Form 8-K filed with on August 31, 2011).

10.5

Letter Agreement, dated as of September 28, 2011, by and between the Company and Larry A. Potts (incorporated by reference to Exhibit 10.2 to the Company’s Current Report on Form 8-K filed on October 3, 2011).

10.6

Employment Agreement, dated as of September 29, 2011, by and between the Company and Grier C. Raclin (incorporated by reference to Exhibit 10.1 to the Company’s Current Report on Form 8-K filed on October 3, 2011).

10.7

Letter Agreement, dated as of June 29, 2011, by and between the Company and Steven W. Beason (incorporated by reference to Exhibit 10.3 to the Company’s Current Report on Form 8-K filed on October 3, 2011).

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

101

Financial statements from the quarterly report on Form 10-Q of the Company for the quarter ended September 30, 2011, filed on November 2, 2011, formatted in Extensible Business Reporting Language (XBRL): (i) the Consolidated Statements of Operations, (ii) the Consolidated Balance Sheets, (iii) the Consolidated Statements of Cash Flows and (iv) the Notes to Consolidated Financial Statements tagged as blocks of text. (†)(*)

(†) Filed herewith.

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

SCIENTIFIC GAMES CORPORATION
(Registrant)

	By:	/s/ Jeffrey S. Lipkin
	Name:	Jeffrey S. Lipkin
	Title:	Senior Vice President and Chief Financial Officer

	By:	/s/ Jeffrey B. Johnson
	Name:	Jeffrey B. Johnson
	Title:	Vice President, Chief Accounting Officer and Corporate Controller

Dated: November 2, 2011

INDEX TO EXHIBITS

Exhibit Number
10.1

Employment Agreement made as of August 1, 2011 by and between the Company and Jeffrey Johnson (incorporated by reference to Exhibit 10.1 to the Company’s Current Report on Form 8-K filed on July 26, 2011).

10.2

Amendment to Separation Agreement, dated as of August 12, 2011, by and between Ira H. Raphaelson and the Company (incorporated by reference to Exhibit 10.2 to the Company’s Current Report on Form 8-K filed on August 18, 2011).

10.3

Amendment to Employment Agreement, dated as of August 18, 2011, by and between A. Lorne Weil and the Company (incorporated by reference to Exhibit 10.1 to the Company’s Current Report on Form 8-K filed on August 18, 2011).

10.4

Second Amendment and Restatement Agreement, dated as of August 25, 2011, among SGI, as borrower, the Company, as guarantor, and several lenders from time to time parties thereto and JP Morgan, as administrative agent, which amended and restated in its entirety the Credit Agreement, dated as of June 9, 2008 as amended and restated as of February 12, 2010 and amended as of December 16, 2010 and March 11, 2011 among such parties, as set forth in Exhibit A to such Second Amendment and Restatement Agreement (incorporated by reference to Exhibit 10.1 to the Company’s Current Report on Form 8-K filed with on August 31, 2011).

10.5

Letter Agreement, dated as of September 28, 2011, by and between the Company and Larry A. Potts (incorporated by reference to Exhibit 10.2 to the Company’s Current Report on Form 8-K filed on October 3, 2011).

10.6

Employment Agreement, dated as of September 29, 2011, by and between the Company and Grier C. Raclin (incorporated by reference to Exhibit 10.1 to the Company’s Current Report on Form 8-K filed on October 3, 2011).

10.7

Letter Agreement, dated as of June 29, 2011, by and between the Company and Steven W. Beason (incorporated by reference to Exhibit 10.3 to the Company’s Current Report on Form 8-K filed on October 3, 2011).

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

101

Financial statements from the quarterly report on Form 10-Q of the Company for the quarter ended September 30, 2011, filed on November 2, 2011, formatted in Extensible Business Reporting Language (XBRL): (i) the Consolidated Statements of Operations, (ii) the Consolidated Balance Sheets, (iii) the Consolidated Statements of Cash Flows and (iv) the Notes to Consolidated Financial Statements tagged as blocks of text. (†)(*)

(†) Filed herewith.

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