Form 10-K
period 2011-12-31
SCIENTIFIC GAMES CORP
filed 2012-02-29
CIK 750004

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
WASHINGTON, D.C. 20549

FORM 10-K

☒ ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the fiscal year ended: December 31, 2011
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

         Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Act). Yes ☐    No ☒

         As of June 30, 2011 the market value of voting and non-voting common equity held by non-affiliates of the registrant was approximately $591,270,442(1).

         Common shares outstanding as of February 24, 2012 were 92,539,907.

         DOCUMENTS INCORPORATED BY REFERENCE

         The following document is incorporated herein by reference:

Document	Parts Into Which Incorporated
Proxy Statement for the Company's 2012 Annual Meeting of Stockholders	Part III

(1)
For this purpose only, "non-affiliates" excludes directors and executive officers.

         EXHIBIT INDEX APPEARS ON PAGE 150

 PART I
FORWARD-LOOKING STATEMENTS

        Throughout this Annual Report on Form 10-K we make "forward-looking statements" within the meaning of the U.S. Private Securities Litigation Reform Act of 1995. Forward-looking statements describe future expectations, plans, results or strategies and can often be identified by the use of terminology such as "may," "will," "estimate," "intend," "continue," "believe," "expect," "anticipate," "could," "potential," "opportunity," or similar terminology. The forward-looking statements contained in this Annual Report on Form 10-K are generally located in the material set forth under the headings "Business," "Risk Factors" and "Management's Discussion and Analysis of Financial Condition and Results of Operations" but may be found in other locations as well. These statements are based upon management's current expectations, assumptions and estimates and are not guarantees of future results or performance. Actual results may differ materially from those contemplated in these statements due to a variety of risks and uncertainties and other factors, including, among other things: competition; material adverse changes in economic and industry conditions; technological change; retention and renewal of existing contracts and entry into new or revised contracts; availability and adequacy of cash flows to satisfy obligations and indebtedness or future needs; protection of intellectual property; security and integrity of software and systems; laws and government regulation, including those relating to gaming licenses, permits and operations; inability to identify, complete and integrate future acquisitions; inability to benefit from, and risks associated with, strategic equity investments and relationships; failure of Northstar to meet the net income targets or otherwise realize the anticipated benefits under its private management agreement with the Illinois Lottery; seasonality; inability to identify and capitalize on trends and changes in the lottery and gaming industries, including the potential expansion of regulated gaming via the internet; inability to enhance and develop successful gaming concepts; dependence on suppliers and manufacturers; liability for product defects; fluctuations in foreign currency exchange rates and other factors associated with international operations; influence of certain stockholders; dependence on key personnel; failure to perform on contracts; resolution of pending or future litigation; labor matters; and stock price volatility. Additional information regarding risks and uncertainties and other factors that could cause actual results to differ materially from those contemplated in forward-looking statements is included from time to time in our filings with the Securities and Exchange Commission ("SEC"), including under the heading "Risk Factors" in this Annual Report on Form 10-K. Forward-looking statements speak only as of the date they are made and, except for our ongoing obligations under the U.S. federal securities laws, we undertake no obligation to publicly update any forward-looking statements whether as a result of new information, future events or otherwise.

        You should also note that this Annual Report on Form 10-K contains various references to industry market data and certain industry forecasts. The industry market data and industry forecasts were obtained from publicly available information and industry publications. Industry publications generally state that the information contained therein has been obtained from sources believed to be reliable, but that the accuracy and completeness of that information is not guaranteed. Similarly, industry forecasts, while we believe them to be accurate, are not independently verified by us and we do not make any representation as to the accuracy of that information. In general, we believe there is less publicly available information concerning the international lottery industry than the lottery industry in the U.S.

ITEM 1.    BUSINESS

        Unless otherwise specified or the context otherwise indicates, all references to the words "Scientific Games," "we," "us," "our," and the "Company" refer to Scientific Games Corporation and its consolidated entities. "SGI" refers to Scientific Games International, Inc., a wholly owned subsidiary of Scientific Games Corporation. "U.S. jurisdictions" refer to the 50 states in the U.S. plus the District of Columbia and Puerto Rico. "International" refers to non-U.S. jurisdictions. "Online lottery" refers to a computerized system in which lottery terminals in retail outlets are continuously connected to a central computer system for the activation, sale and validation of lottery tickets and related functions. "Wide area gaming" generally refers to a collection of video lottery and/or other gaming terminals in which the terminals are distributed across a large number of venues, with relatively few terminals per venue. "Net win" generally refers to amounts wagered less prize payouts and taxes.

        Scientific Games Corporation was incorporated in the state of Delaware on July 2, 1984. We are a global leader in providing customized, end-to-end gaming solutions to lottery and gaming organizations worldwide. Our integrated products and services include instant lottery games, lottery gaming systems, terminals and related services, and internet applications, as well as server-based interactive gaming machines and associated gaming control systems. We also gain access to technology and pursue global expansion through strategic equity investments.

Industry Overview

Lottery

        Lotteries are operated by domestic and international government authorities and their licensees in approximately 179 jurisdictions throughout the world. Currently, 45 U.S. jurisdictions have online draw lotteries and 44 U.S. jurisdictions have instant ticket lotteries. Governments typically authorize lotteries as a means of generating revenues without imposing additional taxes. Net lottery proceeds are frequently set aside for a particular public purpose, such as education, aid to the elderly, conservation, transportation and economic development. Many jurisdictions have come to rely on the proceeds from lottery ticket sales as a significant source of funding for these programs. Although there are many types of lottery games worldwide, the two principal categories of products offered by government authorized lotteries are instant tickets and draw games.

        An instant ticket lottery is typically played by removing a scratch-off coating from a preprinted ticket to determine whether it is a winner. Draw lottery games, such as Powerball® and Mega Millions®, are based on a random selection of a series of numbers, and prizes are generally based on the number of winners who share the prize pool, although set prizes are also offered. Online draw lotteries are conducted through a computerized system in which lottery terminals in retail outlets are continuously connected to a central computer system. Online lottery systems may also be used to validate instant lottery tickets to confirm that a ticket is a winner and prevent duplicate payments. In some jurisdictions, separate instant ticket validation systems may be installed. Based on industry information, U.S. instant ticket lottery retail sales and U.S. draw lottery retail sales totaled approximately $33 billion and approximately $23 billion, respectively, during the U.S. lottery industry's 2011 fiscal year (which is generally June 30, 2011). Based on industry information, we estimate that worldwide instant ticket lottery retail sales and worldwide draw lottery retail sales totaled approximately $65 billion and approximately $181 billion, respectively, during fiscal year 2010. Recent industry data indicates that instant ticket retail sales in the U.S. have generally been growing faster than draw lottery retail sales, which we believe is due to offering a variety of price-points, increased prize payouts and more frequent game introductions.

        In early 2010, U.S. lotteries began cross-selling the multi-state Powerball and Mega Millions draw lottery games, enabling players in lottery states to play big jackpot games with drawings four days a week. During 2011, U.S. lotteries authorized certain changes to the Powerball multi-state draw lottery game, including an increase in the ticket price to $2, which were effective on January 15, 2012. The increase in the Powerball ticket price potentially provides an impetus for growth in draw lottery retail sales.

        Lotteries may offer a range of other games. In the U.S., some lotteries offer monitor games such as keno, which is typically played every four to five minutes in restricted social settings, such as bars, and is usually offered as an extension of the online lottery system. Domestic and international lotteries may also offer video lottery terminals ("VLTs"), which enable players to wager on games such as poker, blackjack and slot machine-like line games, with the terminals connected to a central monitoring and control system for security and accounting by the lottery. In the U.S., VLTs are typically offered at horse and greyhound racetracks, bars, truck stops, nightclubs and similar establishments. Internationally, lotteries may also offer other forms of gaming such as casino games, bingo and sports wagering.

Wide Area Gaming

        Wide area gaming refers to a collection of gaming machines that are distributed across a large number of venues, with relatively few terminals per venue. This contrasts with casino-type venues, where a large number of gaming machines are housed in a single venue. Wide area gaming may involve commercial gaming operators, such as licensed betting shops in the U.K., or gaming operators affiliated with governments such as lotteries.

        Wide area gaming encompasses a number of categories including server-based gaming machines and other gaming devices that are increasingly converging as networked video gaming machines. Server-based technologies provide for a quick and easy refresh of game content on gaming machines in the field from a central location. We offer operators in the wide area gaming industry an integrated product offering comprised of server-based gaming machines, systems and content.

Operational Overview

        We report our operations in three business segments: Printed Products; Lottery Systems; and Gaming. Certain financial information relating to our segments, including segment revenue, operating income (loss) and total assets for the last three fiscal years, is included in Note 15 to our Consolidated Financial Statements (Business Segments), which information is incorporated herein by reference. Note 15 also includes information regarding our revenue attributed to, and our long-lived assets held in, the U.S. and the other geographic areas in which we operate or hold assets. Risks related to our international operations are described under the heading "Risk Factors" in this Annual Report on Form 10-K.

        The following table summarizes the primary business activities and investments included in each segment.

Segment	Primary Business Activities	Strategic Equity Investments
Printed Products

•

Design, printing and sale of instant lottery tickets to lottery operators

•

Provision of instant ticket-related value-added services to lottery operators

•

Provision of licensed properties, player loyalty programs, second chance drawings and internet-based products primarily to lottery operators

•

Printing and sale of phone cards

•

Lotterie Nazionali S.r.l. ("LNS")—20% equity interest in the operator of the Gratta e Vinci instant ticket lottery in Italy

•

Northstar Lottery Group ("Northstar")—20% equity interest in the private manager of the Illinois Lottery

•

CSG Lottery Technology (Beijing) Co., Ltd. ("CSG")—49% equity interest in the instant ticket supplier to the China Sports Lottery

Lottery Systems	• Provision of lottery systems, including equipment, software, data communication services and support to lottery operators	• Guard Libang—50% equity interest in a provider of lottery systems and services for the China Welfare Lottery
• Provision of instant ticket validation systems to lottery operators
• Provision of central monitoring and control systems to lottery operators and gaming regulators
• Provision of software, hardware and support for sports wagering systems and keno to lottery operators
Gaming	• Provision of server-based gaming machines, systems and content to commercial gaming operators such as betting shops, bingo halls, arcades and pubs	• Roberts Communication Network ("RCN")—29.4% equity interest in provider of communications services to racing and non-racing customers
	• Provision of interactive gaming products and content primarily to gaming operators	• Sportech Plc ("Sportech")—20% equity interest in operator and supplier of football pools and tote systems

Printed Products

        Our Printed Products segment is primarily comprised of our global instant ticket lottery business. We generate revenue from the manufacturing and sale of instant tickets, as well as the provision of value-added services such as game design, sales and marketing support, specialty games and promotions, inventory management and warehousing and fulfillment services. We also provide lotteries with cooperative service programs, or CSPs, to help them efficiently and effectively manage and support their operations to achieve higher retail sales and lower operating costs. Moreover, we provide licensed games, promotional entertainment and internet-based services to the lottery industry.

        In 1974, we introduced the first secure instant lottery game ticket. We believe we are the leading designer, manufacturer and distributor of instant lottery tickets in the world. We market instant lottery tickets and related services to domestic and international lotteries and commercial (non-lottery) customers. We supply instant lottery tickets to 41 of the 44 U.S. jurisdictions that sell instant lottery tickets. In addition, we have sold instant lottery tickets to customers in approximately 50 countries. Our U.S. instant ticket contracts typically have an initial term of three to five years and frequently include multiple renewal options for additional periods ranging from one to five years, which our customers have generally exercised in the past. We typically sell our instant lottery tickets for a price per thousand units ("PPK") or for a fee equal to a percentage of the retail sales of the instant lottery tickets sold ("POS"). Some international customers purchase instant lottery tickets as needed rather than through multi-game supply contracts.

        We pioneered the concept of providing lotteries with customized CSPs in which we help manage a lottery's instant ticket program as a means to increase profits of the lottery. Our CSP contracts bundle the design and manufacturing of instant lottery tickets, instant game management systems, marketing services, which can include the design and installation of game management software, inventory and distribution, sales, accounting, training and advisory services, marketing and research, and retailer training and recruitment. Under our CSP contracts, we are typically paid on a POS basis.

        We operate six instant ticket printing facilities across five continents (including the facility owned by CSG) with an aggregate capacity to print approximately 45 billion 2" × 4" equivalent standard instant lottery tickets annually. The instant lottery tickets we manufacture are typically printed on recyclable ticket stock by a series of computer-controlled presses and ink-jet imagers, which we believe incorporate the most advanced technology and security in the industry. Instant lottery tickets generally range in size from 2" × 3" to as large as 8" × 12". Instant lottery tickets are normally played by removing a scratch-off coating to determine if they are winning tickets.

        Technology and security requirements necessary to manufacture and service instant lottery tickets continue to separate our business from conventional forms of printing. We believe we are generally recognized within the lottery industry as the leader in applying computer-based technologies to the manufacturing and sale of instant lottery tickets. In order to maintain our position as a leading innovator within the lottery industry, we intend to continue to explore and develop new technologies and their applications to instant lottery tickets and systems.

        We provide lotteries with access to some of the world's most popular entertainment brands on lottery products through our subsidiary MDI Entertainment LLC ("MDI"), which we believe helps increase their instant ticket sales. Our licensed entertainment brands include Harley-Davidson®, Major League Baseball®, Monopoly™, National Basketball Association®, The Price is Right®, Wheel-of-Fortune® and World Poker Tour®. We also provide branded merchandise prizes, advertising, promotional support, turnkey drawing management services and prize fulfillment programs. In addition, we offer lotteries a web-based platform called Properties Plus®, which features players clubs, reward programs, second chance promotional websites, interactive games and, subject to applicable law, a subscription system that enables players to purchase lottery games securely over the internet.

        LNS.    We are a 20% equity owner in LNS, an entity comprised principally of us, Lottomatica Group S.p.A. ("Lottomatica") and Arianna 2001, a company owned by the Federation of Italian Tobacconists, that was awarded the concession from the Italian Monopoli di Stato to be the exclusive operator of the Italian Gratta e Vinci instant ticket lottery beginning on October 1, 2010. The concession has an initial term of nine years (subject to a performance evaluation during the fifth year) and could be extended by the Monopoli di Stato for an additional nine years. We are the primary supplier of instant lottery tickets for LNS, under which we expect to provide no less than 80% of total instant tickets through our PPK supply contract with LNS.

        Northstar.    We are a 20% equity owner in Northstar, an entity formed with GTECH Corporation, a subsidiary of Lottomatica, to bid for the agreement to be the private manager for the Illinois Lottery for a ten-year term. Northstar was selected as the private manager following a competitive procurement and entered into a private management agreement with the State of Illinois on January 18, 2011 (the "PMA"). Operations under the PMA commenced on July 1, 2011. As the private manager, Northstar, subject to the oversight of the Illinois Lottery, manages the day-to-day operations of the lottery including lottery game development and portfolio management, retailer recruitment and training, supply of goods and services and overall marketing strategy. Under our CSP contract with Northstar, we are the exclusive supplier of instant lottery tickets and are responsible for the instant ticket design, development, manufacturing, warehousing and distribution.

        CSG.    We are a 49% equity owner in CSG, which holds a 15-year contract to supply instant lottery tickets to the China Sports Lottery. In connection with the contract, CSG established an instant ticket manufacturing facility that began producing instant lottery tickets at the end of 2008. The facility has capacity to print eight billion 2" by 4" standard instant ticket units annually. We also receive a royalty fee from CSG for intellectual property rights deemed necessary to promote lottery ticket sales equal to 1% of the total gross profits distributed by CSG.

Lottery Systems

        We are a leading provider of customized computer software, software support, equipment and data communication services to lotteries. In the U.S., we typically provide the necessary equipment, software and maintenance services pursuant to long-term contracts that typically have an initial term of at least five years under which we are generally paid a fee equal to a percentage of the lottery's total retail sales. Our U.S. contracts typically contain multiple renewal options that generally have been exercised by our customers in the past. Internationally, we typically sell point-of-sale terminals and/or computer software to lottery authorities and may provide ongoing fee-based systems and software support services.

        Our lottery systems use proprietary technology that facilitates high-speed processing of wagers as well as validation of winning draw and instant tickets. Our lottery systems business includes the supply of transaction-processing software, draw lottery games, keno, point-of-sale terminals, central site computers and communication platforms as well as ongoing operational support and maintenance services. We have contracts to operate online lottery systems for 11 of the 45 U.S. jurisdictions that operate draw lotteries. We believe we are the second largest online lottery provider in the U.S. and a leading provider in Europe. Internationally, we have lottery systems operating in Argentina, Australia, Canada, China, France, Germany, Hungary, Iceland, Israel, Latvia, Mexico, Norway, the Philippines, Spain, Sweden and Switzerland. We are the exclusive instant ticket validation network provider to the China Sports Lottery.

        In addition, we provide video lottery central monitoring and control systems and networks primarily to lotteries and gaming regulators. We currently have central monitoring and control systems contracts in Australia, Canada, Delaware, Iceland, Illinois, Maine, New Mexico South Dakota and West Virginia. We also provide software, hardware and support for sports wagering systems.

        Guard Libang.    We have a 50% equity ownership interest in Guard Libang, a provider of instant ticket activation and validation and inventory management systems and services to a majority of the China Welfare Lottery provincial jurisdictions.

Gaming

        We are a leading provider of server-based gaming machines and systems and other products and services to operators in the wide area gaming industry. Our Gaming segment includes The Global Draw Limited ("Global Draw"), a leading supplier of server-based gaming machines and systems and game content primarily to bookmakers that operate licensed betting offices ("LBOs") in the U.K. and, increasingly, to gaming operators outside the U.K. The Gaming segment also includes Barcrest Group Limited ("Barcrest") and Games Media Limited ("Games Media"), leading suppliers of gaming machines, systems and game content to pubs, bingo halls and arcades in the U.K. and continental Europe. We provide many of our Gaming customers with a turnkey offering, which typically includes gaming machines, remote management of game content and management information, central computer systems, secure data communication and field support services. We develop our own game content and supplement our offering with content from third parties.

        Our U.K. LBO contracts generally have initial terms of two to four years under which we are typically paid a fee equal to a percentage of net win. We had an installed base of approximately 23,100 LBO gaming machines in the U.K. as of December 31, 2011, which included approximately 8,000 LBO gaming machines rolled out in 2011 for Ladbrokes Betting and Gaming Ltd. ("Ladbrokes") under a contract awarded to Global Draw in 2010. In 2011, Global Draw completed the migration of its server-based gaming machines in the U.K. to a new back-end technology platform. Global Draw began migrating its server-based gaming machines outside the U.K. to this technology during the third quarter of 2011.

        On September 23, 2011, we completed the acquisition of Barcrest, a leading supplier of gaming content, platforms and systems to gaming operators in the U.K. and continental Europe, including pubs, LBOs, bingo halls and arcades. The acquisition provides us with an expansive library of gaming titles and properties, as well as an existing base of business in interactive gaming in which Barcrest game content is made available through internet, mobile and other digital delivery channels.

        In January 2012, following a comprehensive strategic review, we announced our exit of the Barcrest analog amusement with prize ("AWP") machine business in order to focus our game design and other resources solely on a digital server-based model in light of prevailing conditions in the pub sector and the contracting business for analog AWP products. This strategic review also resulted in a decision to reorganize the Games Media digital supply business to more effectively capitalize on the Barcrest acquisition. Games Media's content and terminals are offered as part of a turnkey digital gaming product offering to pubs. As of December 31, 2011, we had an installed base of approximately 6,100 gaming machines in our U.K. pub, bingo hall and arcade business.

        We continue to seek to expand our server-based gaming machine business outside the U.K., with current deployments in the Caribbean, Czech Republic, Italy, Mexico, Lithuania, Puerto Rico, and Poland. As of December 31, 2011, the Company had an installed base of approximately 6,500 gaming machines outside of the U.K.

        Sciplay.    As of December 31, 2011, we owned a 50% interest in Sciplay, a joint venture with Playtech Services (Cyprus) Limited ("Playtech"), a subsidiary of Playtech Limited to deliver internet gaming solutions to government-sponsored and government-regulated lotteries and certain other gaming operators. Sciplay was formed to capitalize on the combination of Playtech's internet gaming software and content and our experience and relationships with lotteries and other gaming operators. On January 23, 2012, we entered into an agreement with Playtech that restructured this strategic relationship from a joint venture arrangement to a license arrangement. Under the agreement, Playtech will license its internet gaming software to us on a mutually non-exclusive basis for use by certain categories of our current and prospective customers, including U.S. casinos and lotteries worldwide. The Sciplay-related entities are now wholly owned subsidiaries of Scientific Games.

        Roberts Communication Network.    We have a 29.4% equity interest in RCN, which provides communications services to racing and non-racing customers.

        Sportech.    We own approximately 20% of the outstanding shares of Sportech. Sportech operates football pools and associated games through various distribution channels including direct mail and telephone, agent-based collection and via the internet. Sportech also provides wagering technology solutions to racetracks and off-track wagering networks and also operates a portfolio of online casino, poker, bingo and fixed-odds games.

Company Strategy

        Our goal is to be a global leader in providing customized technology and games in the regulated lottery and gaming industries. We seek to maximize our return on invested capital by capitalizing on our competitive strengths. The primary elements of our strategy are set forth below.

  •
  Grow our Customers' Revenue.  A key component of our strategy is to help our customers grow their lottery and gaming revenue in a responsible manner, and thereby grow our revenue. We operate a significant portion of our business under participatory business models, where our revenue is based on a percentage of our customer's retail sales or net win. While not as directly linked, our revenue from our non-participatory contracts also depends to some extent on the success of our customers. Therefore, we devote significant resources to developing products and services to grow the revenue of our customers. Because we believe we have a strong track record in assisting our customers enhance their performance, we work with our customers wherever possible to develop these participatory business models where their success and ours are closely aligned.

  •
  Focus on Regulated and Government-Sponsored Wide Area Gaming.  We serve government-owned and commercial operators, with a common theme being that our customers operate in regulated and, in many cases, government-sponsored wide area gaming. Lotteries operate wide area gaming businesses in that the consumer interaction occurs at hundreds or thousands of points of sale. Similarly, our gaming machines are generally located in venues with a relatively small number of machines, as distinct from destination gaming centers such as casinos. We believe we are able to provide the unique blend of skills, assets and secure systems that customers in wide area lottery and gaming businesses require.

  •
  Exploit our Strength in Providing Turnkey Operations.  Many of our lottery and wide area gaming customers expect us to provide turnkey operational services. We consider ourselves adept at managing field operations, optimizing performance and minimizing operational costs. Our field management experience includes technical support, field repair, spare parts management, inventory management and other capabilities that we believe confer competitive advantages relative to other gaming companies. We believe we have a particular strength in managing the entire supply chain of instant lottery tickets through CSP offerings, which we pioneered.

  •
  Position Ourselves for Internet and Mobile Gaming.  Internet and mobile gaming are the ultimate extension of wide area gaming and are areas of focus for us. We believe that internet and mobile gaming has significant growth potential, particularly as many jurisdictions outside of the U.S. move to authorize and regulate these businesses. In the U.S., the recently issued U.S. Department of Justice ("DOJ") opinion to the effect that state lottery ticket sales over the internet to in-state adults do not violate the Federal Wire Act of 1961 (the "Wire Act") may lead to an expanded base of players and lottery revenue if states authorize the sale of such products over the internet. We believe that our customers are well positioned for growth in interactive gaming. Therefore, we seek to position ourselves to support this growth by leveraging and further investing in development activities focused on internet, mobile and other interactive gaming technologies.

    •
    Focus on Security and Compliance.  Our government-sponsored or regulated lottery and wide area gaming customers demand a high level of security and integrity in their gaming operations. We believe we have extensive safeguards in our systems, business and compliance processes that maximize the security of our lottery and gaming offerings. We believe these safeguards provide us with a competitive advantage.

  •
  Pursue Growth Opportunities in Underpenetrated Geographies.  We believe we have opportunities to expand our business by offering our lottery and gaming products and services to new customers and in underpenetrated geographies. For example:

  •
  We believe that instant lottery tickets currently comprise less than 20% of lottery sales outside of the U.S. compared to almost 60% in the U.S. We are especially focused on increasing instant ticket business in Asia, South/Latin America and Eastern/Central Europe. In Greece, we recently submitted an expression of interest to operate a new instant ticket lottery through a consortium comprised of us and three other lottery and gaming companies.

  •
  In China, we believe there is potential to continue to expand our business by increasing the lottery retailer network to provide more retail points of sale, introducing new products at higher price points, and offering additional products and services, including mobile games and video lottery.

  •
  We are increasingly focused on growing our gaming business outside the U.K. and view North America, Europe and the Caribbean as areas of potential growth. Our gaming business has expanded in recent years in Italy, Mexico and the Caribbean, including Puerto Rico, St. Kitts and Nevis. In conjunction with this effort, we are actively pursuing opportunities in North American jurisdictions that are seeking to expand into licensed video gaming or replace their existing video gaming systems.

  •
  Further Develop our Capabilities.  We continually seek to expand and invest in marketing and technology capabilities, including:

  •
  Gaming Content and Brands.

  •
  We have extensive game development experience and capabilities. We believe that our gaming business, particularly subsequent to the acquisition of Barcrest, has deep knowledge of game design, a strong staff of game developers and a reputation for producing high-performing games. We seek to leverage our content resources and game development skills across multiple distribution channels including physical venues and, where permitted, internet and mobile channels.

  •
  We pioneered the application of brands to lottery gaming. We believe we have an advantage over our competitors in the size and depth of our brand licenses for lottery gaming and that our brand strategy can be applied more broadly to internet and interactive gaming.

  •
  Technology.  We seek to develop leading technology in lottery and video gaming. We believe our next generation lottery system that we have deployed in Europe is the most technologically advanced and feature-rich lottery system in the industry. We believe that we also have extensive interactive gaming experience, which we seek to apply as interactive gaming opportunities emerge. For instance, we have built several comprehensive internet lottery systems in Europe that were among the first of their kind. We have built hundreds of second chance websites, an internet lottery subscription system and nearly 100 interactive games for our customers. Our close commercial relationship with Playtech provides us with access to its leading interactive technologies for non-lottery vertical gaming opportunities such as casino games.

  •
  Pursue Strategic Acquisitions.  In support of the foregoing strategies, we may engage in strategic acquisitions to help us achieve our goals. Given our global footprint, we believe we have an excellent opportunity to acquire assets or businesses and leverage the acquired products and technology in other geographies where we have a presence. For example, in 2011, we acquired Barcrest, a leading supplier of gaming content and machines in Europe. The acquisition is anticipated to enhance our gaming business by adding Barcrest's expansive library of gaming titles and properties to our existing content portfolio. The acquisition also extends our U.K. presence to new betting shop and pub locations as well as complementary gaming venues, such as bingo halls and arcades, and provides us with access to new video lottery customers in Italy and the Czech Republic.

Contract Procurement

Lottery

        Government authorized lotteries in the U.S. typically operate under state-mandated public procurement regulations. See "Government Regulation." Lotteries select an instant ticket or online supplier by issuing a request for proposals ("RFP"), which outlines the products and services to be delivered and related contractual obligations. An evaluation committee frequently comprised of key lottery staff evaluates responses based on various criteria. These criteria usually include quality of product and/or technical solutions, security plan and features, experience in the industry, quality of personnel and services to be delivered, and price. We believe that our product functionality and game content, the quality of our personnel, our technical expertise and our demonstrated ability to help the lotteries increase their revenues may give us an advantage relative to the competition when responding to lottery RFPs in the U.S. However, many lotteries still award the contract to the qualified vendor offering the lowest price, regardless of other factors. Contract awards by lottery authorities are sometimes challenged by unsuccessful competitors, which can result in protracted legal proceedings. Internationally, lottery authorities do not always utilize such a formal bidding process, but rather negotiate with one or more potential vendors.

  U.S. Jurisdictions

        The table below lists our lottery and video-related contracts in the U.S. and certain related information. We are the exclusive provider of systems in all lottery and video systems contracts and the primary supplier of instant lottery tickets unless otherwise noted. The commencement date of the contract is the date we began generating revenues under such contract, which for our lottery and video systems contracts is typically the start-up date. The table also includes instant ticket or draw game retail sales, as applicable, for each jurisdiction.

State/District	Fiscal 2011 * State Instant Ticket or Lottery Systems Retail Sales (in millions)	Type of Contract **	Commencement Date of Current Contract	Expiration Date of Current Contract (before any exercise of remaining renewal options)	Current Renewal Options Remaining
Arizona	$374.5	ITRS-PPK	January 2010	January 2015	5 one-year
Arkansas	390.1	ITRS-CSP	August 2009	August 2016	3 one-year
Arkansas	390.1	Properties Plus	August 2009	August 2016	3 one-year
California	2,002.1	ITRS-POS	July 2005	June 2013	None
Colorado (1)	344.9	ITRS-PPK	February 2011	June 2014	3 one-year
Colorado	174.0	Lottery Systems	April 2005	October 2014	None
Connecticut	610.6	ITRS-PPK	August 2007	August 2012	None
Connecticut	405.9	Lottery Systems	May 2008	May 2013	5 one-year
Delaware	40.9	ITRS-CSP	January 2012	January 2015	3 one-year
Delaware	83.2	Lottery Systems	February 2003	February 2015	None
Delaware	499.5	Video	February 2003	February 2015	None
District of Columbia	56.5	ITRS-CSP	August 2005	August 2012	None
Florida	2,225.7	ITRS-CSP	October 2008	September 2014	2 two-year
Georgia	2,423.8	ITRS-CSP	September 2003	September 2018	None
Idaho	97.1	ITRS-POS	August 2007	August 2012	1 three-year
Illinois (1)	1,279.6	ITRS-CSP	January 2011	January 2021	None
Illinois (1)	N/A	Video	December 2011	December 2017	4 one-year
Indiana	519.3	ITRS-POS	January 2003	December 2012	None
Indiana	272.2	Lottery Systems	August 2010	August 2016	4 one-year
Iowa	183.6	ITRS-PPK	January 2008	December 2012	None
Iowa (1)	183.6	Properties Plus	February 2011	June 2012	None
Iowa (1)	87.8	Lottery Systems	July 2011	June 2018	3 one-year
Kansas (2)	137.4	ITRS-PPK	August 2008	September 2013	3 one-year
Kentucky (1)	479.4	ITRS-POS	June 2011	June 2018	8 one-year
Louisiana	148.1	ITRS-POS	December 2010	October 2020	None
Maine (3)	156.9	ITRS-CSP	July 2001	June 2012	None
Maine (3)	59.5	Lottery Systems	July 2001	June 2012	None
Maine	N/A	Video	July 2008	June 2018	None
Maryland (2)	493.5	ITRS-PPK	July 2006	June 2013	None
Maryland	1,220.8	Lottery Systems	October 2005	June 2016	None
Massachusetts	2,998.4	ITRS-PPK	July 2009	June 2012	2 one-year
Minnesota (2)	354.8	ITRS-PPK	June 2010	May 2014	2 one-year
Missouri (1)	666.8	ITRS-POS	July 2011	June 2014	7 one-year
Missouri (1)	666.8	Properties Plus	October 2011	June 2014	None
Montana	15.0	ITRS-PPK	August 2008	August 2013	2 one-year
New Hampshire (4)	160.8	ITRS-PPK	July 2006	June 2012	None
New Jersey (2)	1,364.6	ITRS-PPK	November 2001	June 2012	None
New Mexico (2)	75.8	ITRS-PPK	March 2010	March 2014	4 one-year
New Mexico	N/A	Video	December 2005	December 2013	None
New York (1)	3,546.4	ITRS-PPK	August 2011	August 2018	None
North Carolina (5)	862.1	ITRS-POS	March 2006	March 2017	None
North Dakota	23.0	Lottery Systems	February 2004	March 2014	None
Ohio	1,460.3	ITRS-PPK	June 2007	June 2013	1 two-year
Oklahoma	103.0	ITRS-CSP	August 2005	August 2012	1 one-year
Oklahoma	95.2	Lottery Systems	August 2005	August 2012	1 one-year
Oregon	115.9	ITRS-PPK	July 2010	June 2013	4 one-year
Pennsylvania	1,922.1	ITRS-CSP	August 2007	August 2015	2 one-year
Pennsylvania	1,285.8	Lottery Systems	January 2009	December 2014	4 one-year
Puerto Rico	372.2	Lottery Systems	March 2005	June 2012	2 two-year
Puerto Rico	59.4	ITRS-CSP	July 2009	June 2012	2 two-year
Rhode Island	77.3	ITRS-PPK	July 2007	June 2012	1 one-year
South Carolina	698.3	ITRS-CSP	October 2006	September 2013	None
South Dakota	22.1	ITRS-PPK	August 2010	August 2016	None
South Dakota	583.4	Video	December 2009	December 2019	5 one-year
Tennessee	948.7	ITRS-CSP	January 2004	April 2015	None
Tennessee (1)	948.7	Properties Plus	September 2011	April 2015	None
Texas (4)	2,826.6	ITRS-PPK	September 2004	August 2012	None
Vermont	71.3	ITRS-PPK	January 2010	January 2013	1 one-year
Virginia	756.8	ITRS-CSP	June 2004	June 2014	None
Washington	309.0	ITRS-POS	March 2006	March 2014	None
West Virginia	1,128.6	Video	February 2006	January 2013	3 one-year
Wisconsin	302.4	ITRS-PPK	November 2009	October 2012	2 one-year

(1)
The contracts that commenced in 2011 or 2012 include the PPK contracts in Colorado and New York, the POS contracts in Missouri and Kentucky, the CSP and video systems contracts in Illinois, the lottery systems contract in Iowa and the Properties Plus contracts in Tennessee, Iowa and Missouri.

(2)
Secondary instant ticket supplier.

(3)
During 2010, the lottery authority in Maine awarded a new lottery systems contract to one of our competitors, which award was subsequently invalidated as a result of our protest. The competitor's appeal of the protest ruling was denied on October 21, 2011. Our contract with Maine was extended for one year until June 30, 2012 pending further action by the Maine lottery authority.

(4)
An RFP has been issued by the lottery and is pending as of the date hereof.

(5)
Subcontract through GTECH, a subsidiary of Lottomatica.

*
U.S. lottery industry's 2011 fiscal year generally ended June 30, 2011.

**
"ITRS" refers to a contract for the supply of instant tickets (and related services). "Lottery Systems" refers to a lottery system (and related services) contract. "PPK" refers to an ITRS contract under which we are paid for instant tickets on a price-per-thousand-units basis. "POS" refers to an ITRS contract under which we are paid based on a percentage of retail sales. "CSP" refers to an ITRS contract that includes CSP services under which we are paid on a POS basis. "Properties Plus" refers to a contract under which we provide our Properties Plus platform and are paid on a POS basis. "Video" refers to a video lottery central monitoring and control systems contract.

International Jurisdictions—Printed Products

        Certain of our more significant international instant ticket contracts and related information are included in the table below.

Lottery/Operator	Type of Contract	Commencement Date of Current Contract	Expiration Date of Current Contract (before any exercise of remaining renewal options)	Current Renewal Options Remaining
Atlantic Lottery Corp (Canada) (1)	ITRS-PPK	August 2005	July 2012	None
Loto-Québec (Canada)	ITRS-PPK	February 2007	January 2014	None
Loto-Québec (Canada) (2)	ITRS-PPK	February 2010	February 2015	2 one-year
La Francaise des Jeux (France) (3)	ITRS-PPK	January 2008	December 2012	1 one-year
LNS (Italy) (4)	ITRS-PPK	July 2010	June 2019	1 one-year
De Lotto (Netherlands)	ITRS-CSP	December 2010	March 2015	1 four-year/4 one-year
Camelot Group plc (U.K.) (5)	ITRS-POS	February 2009	January 2019	None

(1)
RFP has been issued by the lottery and is pending as of the date hereof.

(2)
Contract for the supply of a special type of tickets.

(3)
Non-exclusive contract under which the lottery selects the instant ticket printer on a game-by-game basis.

(4)
LNS, in which we have a 20% equity interest, is the lottery operator of the Gratta e Vinci instant ticket lottery in Italy.

(5)
Camelot Group plc is the lottery operator of the U.K. National Lottery.

International jurisdictions—Lottery Systems

        Internationally, we typically sell point-of-sale terminals, host hardware and/or computer software to lottery authorities and provide ongoing fee-based systems and software support services under long-term contracts. Our international lottery service contracts typically include automatic renewal provisions and/or do not have specified expiration dates. These service contracts can generally be terminated at any time upon notification by either the customer or us subject to the applicable notice periods. We hold lottery system service contracts with customers in Argentina, Australia, Canada, China, France, Germany, Hungary, Iceland, Israel, Italy, Latvia, Mexico, Norway, the Philippines, Spain, Sweden and Switzerland. Our exclusive instant ticket validation contract with the China Sports Lottery ("CSL") is scheduled to expire in January 2016.

Gaming

        Our U.K. gaming machine contracts typically have a four-year term. U.K. pub contracts are generally one to three years in length and machines supplied are based on product performance and pub company approvals.?

        In the U.K., four large bookmakers operate approximately 80% of the LBOs. For the year ended December 31, 2011, our contracts with these bookmakers represented approximately 63% of our total Gaming service revenue. William Hill PLC, one of these four large bookmakers, recently awarded a contract to one of our principal competitors (currently the supplier for a majority of gaming machines for William Hill) for the sole supply of gaming machines to William Hill's LBOs following the expiration of our gaming machine supply contract with William Hill in March 2012.

        Our gaming machine contracts with the large bookmakers (excluding the expiring contract with William Hill) and certain related information are set forth in the table below.

Customer	Commencement Date of Current Contract	Expiration Date of Current Contract (before any exercise of remaining renewal options)
Ladbrokes plc	8/5/2010	3/31/2015
Gala Coral Group Ltd.	1/1/2010	12/31/2013
Tote (Retail division of Betfred)	12/21/2009	12/31/2013

        Outside the U.K., our gaming machine contracts typically have a term of four or five years.

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

Intellectual Property

        We have a number of U.S. and international patents that we consider, in the aggregate, to be of material importance to our business. Terms of patents vary based on the date of patent filing or grant and the law of the various countries where patent protection is obtained. In the U.S., the term of a patent generally expires 20 years from the date of filing. The actual protection afforded by a patent, which can vary from country to country, depends upon the type of patent, the scope of its coverage and the availability of legal remedies in the applicable country.

        Certain technology material to our lottery processes and systems is the subject of patents issued and patent applications currently pending in the U.S. and certain other countries. In our lottery business, we utilize our patented and patent-pending technology for the production, secure printing, validation and distribution of instant lottery tickets. In addition, MDI, Global Draw, Games Media and Barcrest patent and license game content as part of their businesses. Our patents have various expiration dates through 2031. We also have a number of U.S. and international registered trademarks and other common law trademark rights for certain of our products and services, including BOODLE®, FailSafe®, Properties Plus®, Points for Prizes®, Winner's Choice™, PlayCentral®, SciScan Technology™, Aegis®, Wave™, EXTREMA® and SGI-NET™. Trademark protection continues in some countries, including the U.S., for as long as the mark is used and in other countries for as long as it is registered. Registrations generally are for fixed, but renewable, terms.

        From time to time we become aware of potential infringement of our intellectual property by competitors and other third parties and consider what action, if any, to take in that regard, including litigation where appropriate. Historically, others have threatened or brought litigation against us.

Production Processes, Sources and Availability of Components

        Our dedicated computer-controlled printing process is specifically designed to produce secure instant lottery game tickets for government-sanctioned lotteries. Our facilities are designed for the efficient and secure production of instant lottery tickets and support high-speed variable image printing, packaging and storage of instant game tickets. Instant ticket games are delivered finished and ready for distribution by the lottery authority (or by us in the jurisdictions where we have CSP contracts). Paper and ink are the principal raw materials consumed in our ticket manufacturing operations.

        Production of our lottery terminals and gaming machines (and related component products) primarily involves the assembly of electronic components into more complex systems and products. Third-party vendors manufacture and assemble for us most of our lottery terminals and gaming machines.

        We normally have sufficient lead time between reaching an agreement and the commencement of operations so that we are able to provide the customer with a fully functioning system that is customized to meet its requirements. In the event that current suppliers of central processing units were no longer available, we believe we would be able to adapt our application software to run on the then-available hardware in time to meet new contractual obligations, although the price competitiveness of our products might change. The lead time for obtaining most of the electronic components that we use is approximately 90 days. We believe that this is consistent with our competitors' lead times and is also consistent with the needs of our customers.

Competition

Printed Products

        The instant lottery ticket business is highly competitive and we operate in a period of intense price-based competition. Our principal instant lottery ticket competitors in the U.S. are Pollard Banknote Limited ("Pollard") and GTECH. Except as permitted by the applicable provisions of the North American Free Trade Agreement with respect to Canada, it is currently illegal to import lottery tickets into the U.S. from a foreign country. Our business could be adversely affected should additional international competitors in Canada export lottery products to the U.S. or should other international competitors establish printing facilities in the U.S. or Canada to supply the U.S. Internationally, a number of lottery instant ticket vendors compete with us including the competitors noted above as well as diversified printers in India, China and Latin America. Our principal competitors in our provision of licensed games, promotional entertainment and loyalty or rewards programs to the lottery industry include BI Worldwide Ltd., Alchemy3, LLC, ePrize, LLC, GTECH, Pollard and Intralot Technologies, Inc., a subsidiary of Intralot, S.A. ("Intralot").

Lottery Systems

        The lottery and video systems businesses are highly competitive and continue to be subject to intense price-based competition.

        Our principal competitors in these businesses are GTECH and Intralot. GTECH and Intralot are also our major competitors in the international lottery systems business, along with International Lottery and Totalizator Systems, Inc. and others. We also compete with various suppliers of lottery system components, such as terminals and computer systems, and lottery operators themselves that chose to internally develop their systems.

        As countries liberalize gaming, lotteries may expand their scope by offering sports wagering, gaming machines, internet gaming or other forms of gaming, which may introduce new suppliers to lotteries resulting in new forms of competition to us. In some jurisdictions, liberalization includes privatization or the outsourcing of lottery operations to bidders. We believe companies such as Camelot Group, Plc, the Tattersalls Group, Lottomatica and Intralot to be among those who may bid on such opportunities.

Gaming

        Our wide area gaming business competes with a variety of suppliers in the U.K. and internationally. Our principal direct competitor in the U.K. LBO business is Inspired Gaming Group Limited ("Inspired"). In the U.K. AWP and skill with prize ("SWP") machine business, we compete directly with other suppliers of gaming machines and gaming operators, including the Bell-Fruit and Gamestec divisions of Danoptra Ltd, Sceptre Leisure plc and Games Warehouse Limited, a division of Merit Industries, Inc. In other wide area gaming jurisdictions, we compete with video lottery and other gaming terminal and systems suppliers. Our competitors in these industries include International Game Technology ("IGT"), Lottomatica, Bally Technologies, Inc., Inspired, Aristocrat Leisure Ltd, Novomatic AG, Multimedia Games, Inc., WMS Industries Inc. and Konami Digital Entertainment, Inc. Our primary competitors in the provision of game content include Amaya Gaming Group, Inc., Cryptologic Ltd., IGT, Microgaming Software Systems Ltd., Net Entertainment NE AB, NYX Gaming Group, OpenBet Technology Ltd. and Playtech Limited.

Employees

        As of December 31, 2011, we employed approximately 3,500 persons. Most of our employees are not represented by labor unions. However, unions represent some employees at our printing facilities in Australia, Canada, Chile and the U.K.

Government Regulation

General

        Lotteries and other forms of gaming are generally subject to extensive and evolving regulation that customarily includes some form of licensing or regulatory screening of operators and suppliers and their applicable subsidiaries, as well as their officers and directors. Regulators in those jurisdictions review many facets of an applicant or holder of a license, including its financial stability, integrity and business experience. Any failure to receive a material license or the loss of a material license that we currently hold could have a material adverse effect on us or on our operations or financial condition.

        While we believe that we are in substantial compliance with all material gaming laws and regulatory requirements applicable to us, there can be no assurance that our activities or the activities of our customers will not become the subject of any regulatory or law enforcement proceeding or that any such proceeding would not have a material adverse impact on us or our operations or financial condition.

        We have developed and implemented a rigorous internal compliance program in an effort to ensure that we comply with legal requirements imposed in connection with our gaming-related activities, as well as legal requirements generally applicable to all publicly traded companies. The compliance program is run on a day-to-day basis by our Chief Compliance Officer with legal advice provided by our legal department and outside experts. The compliance program is overseen by the Compliance Committee of our Board of Directors, comprised entirely of outside directors. While we are firmly committed to full compliance with all applicable laws, there can be no assurance that such steps will prevent the violation of one or more laws or regulations, or that a violation by us or an employee will not result in the imposition of a monetary fine or suspension or revocation of one or more of our licenses.

        In the United States, the Unlawful Internet Gambling Enforcement Act of 2006 ("UIGEA") among other things, prohibits the transmission of any wager, at least in part, by means of the Internet where such wager is prohibited by any applicable law where initiated, received or otherwise made. It imposes potentially severe criminal and civil sanctions on the owners and operators of such systems and on financial institutions that process wagering transactions. The law contains a safe harbor for wagers placed within a single state (disregarding intermediate routing of the transmission) where the method of placing the bet and receiving the bet is authorized by that state's law, provided the underlying regulations establish appropriate age and location verification. The Wire Act generally prohibits anyone engaged in the business of betting or wagering from knowingly using a wire communication facility for the transmission in interstate or foreign commerce of wagers or information assisting in the placing of wagers on any "sporting event or contest." Until recently, there was uncertainty, in light of prior interpretations and pronouncements of representatives of the DOJ, as to whether the Wire Act may prohibit states from conducting in-state lottery transactions via the internet if the transmissions over the internet during the transaction cross state lines, notwithstanding that UIGEA appears to permit out-of-state routing of data associated with in-state lottery transactions authorized by that state's law. In late 2011, the Office of Legal Counsel of the DOJ issued an opinion to the effect that state lottery ticket sales over the internet to in-state adults do not violate the Wire Act since lotteries do not involve "sporting event[s] or contest[s]" within the meaning of the Wire Act.

        In the European Union, various judgments by the Court of Justice of the European Union have addressed the ability of member states to grant, or to maintain, monopolies for lottery and other gaming providers in the situations addressed by those judgments. Certain of these judgments have also addressed the power of a member state to limit access by lottery and/or gaming providers established elsewhere in the European Union.

        To varying degrees, a number of the governments in Europe have taken steps to change the regulation of internet wagering through the implementation of new or revised licensing and taxation regimes, including the possible imposition of sanctions on unlicensed providers.

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

Lottery Operations

        Currently, 45 U.S. jurisdictions, all the Canadian provinces, Mexico, China and many other countries outside the U.S., including countries in Europe, authorize lotteries. The operations of lotteries in the U.S. and internationally are subject to extensive regulation. Although certain features of a lottery, such as the percentage of gross revenues that must be paid back to players in prize money, are usually set by legislation, the various lottery regulatory authorities generally exercise significant discretion, including with respect to the determination of the types of games played, the price of each wager, the manner in which the lottery is marketed and the selection of suppliers of equipment, technology and services and retailers of lottery products. Furthermore, laws and regulations applicable to lotteries in U.S. and international jurisdictions are subject to change, and the effect of such changes on our ongoing and potential operations cannot be predicted with certainty.

        To ensure the integrity of the contract award and lottery operations, most jurisdictions require detailed background disclosure on a continuous basis from, and conduct background investigations of, the supplier and its officers, directors, subsidiaries, affiliates and principal stockholders. Background investigations of the supplier's employees who will be directly responsible for the operation of the system are also generally conducted, and most states reserve the right to require the removal of employees who they deem to be unsuitable or whose presence they believe may adversely affect the operational security or integrity of the lottery. Certain jurisdictions also require extensive personal and financial disclosure and background checks from persons and entities beneficially owning a specified percentage (typically five percent or more) of a supplier's securities. The failure of such beneficial owners of our securities to submit to background checks and provide such disclosure could result in the imposition of penalties upon these beneficial owners and could jeopardize the award of a lottery contract to us or provide grounds for termination of an existing lottery contract.

        The award of lottery contracts and ongoing operations of lotteries in international jurisdictions are also extensively regulated, although this regulation usually varies from that prevailing in the U.S. Restrictions are frequently imposed on international corporations seeking to do business in such jurisdictions and, as a consequence, we have in a number of instances allied ourselves with local companies when seeking international lottery contracts.

Wide Area Gaming

        The existing and emerging wide area gaming industry is governed by gaming regulations. Coin or voucher operated gambling devices offering electronic, video versions of spinning reels, poker, blackjack and similar games include VLTs, server-based gaming machines, AWPs and SWPs.

        Companies that manufacture, sell or distribute VLTs or other gaming machines or provide the central computer systems that monitor these devices are subject to various provincial, state, county and municipal laws and regulations. The primary purposes of these rules are to (1) ensure the responsibility, financial stability and character of companies involved and their officers and directors and stockholders through licensing requirements, (2) ensure the integrity and randomness of the machines and (3) prohibit the use of machines at unauthorized locations or for the benefit of undesirable individuals or entities.

        Sixteen U.S. states authorize wagering on VLTs at state regulated and licensed facilities. Although some states currently restrict VLTs to already existing wagering facilities (e.g., racetracks), others permit these devices to be placed at venues such as bars, restaurants, truck stops and other specifically licensed gaming facilities. In addition, all of the Canadian provinces and various other international jurisdictions have authorized VLTs.

        In the U.K., the Gambling Act of 2005 regulates, among other things, the type of licensed gaming activity that is carried out by operators, the licensing of the various types of venues for the conduct of licensed gaming activities, the categories and number of gaming machines allowed in each type of venue, the licensing and regulation of the supply and operation of those machines and the issuance of technical specifications and standards and specific licensing requirements for each category of gaming machine.

        In late 2010, the U.K. government announced its intention to change the taxation of gaming machines by introducing a new machine games duty ("MGD") that would replace both the currently applicable amusement machine license duty and value-added tax. A consultation process between the government and industry representatives regarding the announced tax changes in ongoing. The rates of MGD will be determined as part of the normal budget process. The tax changes are expected to be implemented in February 2013. Although we cannot predict the precise effect of these tax changes on our U.K. gaming machine business, which will depend in large part on the rates of the MGD, we believe that these tax changes could potentially have an overall negative impact on this business.

Executive Officers of the Company

        Certain information regarding each of our executive officers is set forth below.

Name	Age	Position
A. Lorne Weil	66	Chief Executive Officer and Chairman of the Board
David L. Kennedy	65	Vice Chairman and Chief Administrative Officer
Michael R. Chambrello	54	Chief Executive Officer—Asia-Pacific Region
Jeffrey S. Lipkin	41	Senior Vice President and Chief Financial Officer
Grier C. Raclin	59	Senior Vice President, General Counsel and Corporate Secretary
Larry A. Potts	64	Vice President, Chief Compliance Officer and Director of Security
Robert C. Becker	52	Vice President and Treasurer
Jeffrey B. Johnson	47	Vice President Finance, Chief Accounting Officer and Corporate Controller
James B. Trask	61	Senior Vice President and President of Printed Products Group (SGI)
William J. Huntley	62	Senior Vice President and President of Lottery Systems Group (SGI)
Stephen Frater	59	Executive Chairman—Global Draw & Games Media
Steve W. Beason	50	Senior Vice President and Enterprise Chief Technology Officer (SGI)
James C. Kennedy	55	Senior Vice President and Chief Marketing Officer (SGI)

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

        David L. Kennedy became Chief Administrative Officer in April 2011 and has served as Vice Chairman of the Board of Directors since joining the Board in October 2009. Mr. Kennedy intends to cease serving as Chief Administrative Officer effective March 1, 2012. Mr. Kennedy will continue to serve on the Board as Vice Chairman, in a non-executive capacity. Mr. Kennedy also serves as Senior Executive Vice President of MacAndrews & Forbes Holdings Inc. and Vice Chairman of Revlon, Inc. Mr. Kennedy served as the President and Chief Executive Officer of Revlon from September 2006 through May 2009 and has held various senior management and senior financial positions with Revlon, the Coca-Cola Company and affiliates during his 40-year business career. Mr. Kennedy is a director of Revlon, Inc. and Revlon Consumer Products Corporation.

        Michael R. Chambrello became Chief Executive Officer—Asia-Pacific Region in November 2010 after serving as Chief Executive Officer since January 2010. From July 2005 to December 2009, Mr. Chambrello was President and Chief Operating Officer. From November 2000 to June 2005, Mr. Chambrello was President and Chief Executive Officer of Environmental Systems Products Holdings Inc. ("ESP"), which provides vehicle emissions testing systems and services to government agencies. Prior to ESP, he was Chief Executive Officer of Transmedia Asia Pacific, Inc. and Transmedia Europe Inc., which provide membership-based consumer and business services. Mr. Chambrello has 25 years of lottery industry experience, having served as President of GTECH Corporation and Executive Vice President of GTECH Holdings Corporation.

        Jeffrey S. Lipkin serves as Senior Vice President and Chief Financial Officer of the Company. Mr. Lipkin joined the Company in April 2009 as Vice President and Chief Financial Officer. Prior to joining the Company, Mr. Lipkin was a Managing Director at Credit Suisse in the Media & Telecom group within the Investment Banking division. Mr. Lipkin joined Credit Suisse in September 2003. Prior to Credit Suisse, Mr. Lipkin spent five years in the Investment Banking division at Merrill Lynch & Co and spent four years in public accounting with Coopers & Lybrand LLP. Mr. Lipkin is a certified public accountant.

        Grier C. Raclin joined the Company in October 2011 and serves as Senior Vice President, General Counsel and Corporate Secretary. Mr. Raclin served as Of Counsel at Thompson Coburn LLP from January 2010 through September 2011. Prior to that, Mr. Raclin served as Executive Vice President, General Counsel and later Chief Administrative Officer of Charter Communications, Inc., a cable television operator. Prior to joining Charter in 2005, Mr. Raclin served as General Counsel and in other executive capacities with SAVVIS, Inc. and Global TeleSystems, Inc. Prior to moving in-house at Global TeleSystems in 1997, Mr. Raclin was in private practice for 17 years.

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

        Jeffrey B. Johnson joined the Company in September 2011 and serves as Vice President, Finance, Chief Accounting Officer and Corporate Controller. Previously, Mr. Johnson was the Executive Vice President and Chief Financial Officer for Tensar Corporation, a private equity-backed global engineering services and construction products manufacturing company. Prior to that, he served as Vice President, Corporate Controller and Chief Accounting Officer for Tempur-Pedic International Inc., a publicly traded consumer products company. Prior to 1999, Mr. Johnson was a Manager of Audit and Business Advisory Services at Andersen LLP. Mr. Johnson is a certified public accountant and a certified management accountant.

        James B. Trask became President of the Printed Products segment in January 2011 and has served as Senior Vice President of SGI since 2007. Mr. Trask joined the Company in 2002 as Managing Director of its printed products operations in Europe, Middle East and Africa, based out of Leeds, England. Mr. Trask has over 35 years of experience in the lottery and gaming industries. Prior to joining the Company, Mr. Trask headed the lotteries group of Canadian Bank Note, a lottery systems provider based in Ottawa, Canada and owner of Creative Games International, Inc., an instant lottery ticket printer in the United States. Prior to that time, Mr. Trask held various senior positions with Oberthur Gaming Technologies, responsible for operations, sales, marketing and new product development.

        William J. Huntley became President of the Lottery Systems segment in January 2011 and Senior Vice President of SGI in February 2011. Mr. Huntley was previously with the Company and its predecessor company for 37 years, including serving as President of Autotote Lottery Corporation from 1997 to 2000, President of the Systems Division of SGI from 2000 to 2006, and President of Scientific Games Racing, LLC from 2006 to 2007. Mr. Huntley also served as Vice President of Autotote Systems, Inc. (which became Scientific Games Racing, LLC) from 1989 to 1997 and as Vice President of Operations of the Company from 1991 to 1994. From February 2009 to December 2010, Mr. Huntley served as a consultant to the Company.

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

        James C. Kennedy was appointed Chief Marketing Officer of the Company in January 2011. Since 2005, Mr. Kennedy has served as Senior Vice President of SGI, responsible for global lottery product marketing including in China, Europe and Latin America. In addition to his marketing responsibilities, he also managed sales, customer service and creative service for all of the Company's North American lottery businesses. From 2000 to 2005, Mr. Kennedy served as Vice President of U.S. Sales for SGI and, prior to 2000, he served as President of SGI Retail Solutions. Prior to joining the Company in 1985, Mr. Kennedy was a Systems Engineer for Computer Task Group.

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

        We make the following information available free of charge through the Investor Information link (or, in the case of our code of business conduct, the Corporate Governance link) on our website at www.scientificgames.com:

  •
  our annual reports on Form 10-K, quarterly reports on Form 10-Q, current reports on Form 8-K and amendments to those reports as soon as reasonably practicable after they are filed electronically with the SEC;

  •
  Section 16 ownership reports filed by our executive officers, directors and 10% stockholders on Forms 3, 4 and 5 and amendments to those reports as soon as reasonably practicable after they are filed electronically with the SEC; and

  •
  our code of business conduct, which applies to all of our officers, directors and employees.

ITEM 1A.    RISK FACTORS

Risks Relating to Our Business

We operate in highly competitive industries and our success depends on our ability to effectively compete with numerous domestic and foreign businesses.

        We face competition from a number of domestic and foreign businesses, some of which have substantially greater financial resources than we do, which impacts our ability to win new contracts and renew existing contracts. We continue to operate in a period of intense price-based competition, which has affected and could continue to affect the number and the profitability of the contracts we win.

        Contract awards by lottery authorities are sometimes challenged by unsuccessful bidders, which can result in costly and protracted legal proceedings that can result in delayed implementation or cancellation of the award. In addition, the U.S. lottery industry has matured such that the number of states conducting lotteries is unlikely to increase materially in the near-term.

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

        We face increased price competition in our lottery systems business from our two principal competitors. Since late 2007, we have lost lottery systems contracts in South Carolina, West Virginia, South Dakota, New Hampshire and Vermont to our competitors following the expiration of our contracts. During 2010, the lottery authority in Maine awarded a new lottery contract to one of our competitors, which award was subsequently invalidated as a result of our protest. The competitor's appeal of the protest ruling was denied on October 21, 2011. Our contract with Maine was extended for one year until June 30, 2012 pending further action by the Maine lottery authority.

        Pricing pressures and potential privatizations (including partial privatizations through private management agreements or otherwise) of some lotteries may also change the manner in which lottery system and instant ticket contracts are awarded and the profitability of those contracts. Any future success of our lottery business will also depend, in part, on the success of the lottery industry in attracting and retaining players in the face of increased competition for these players' entertainment dollars, as well as our own success in developing innovative products and systems to achieve this goal. Our failure to achieve this goal could reduce our revenue from our lottery operations. As a result of pressures on state and other government budgets, other forms of gaming may be legalized, which could adversely impact our business.

        Our gaming-related businesses face competition from other vendors as well as illegal operators, and changes in law and regulation can affect our future profitability. William Hill PLC, a U.K. bookmaker, recently awarded a contract to one of our principal competitors (currently the supplier for a majority of gaming machines for William Hill) for the sole supply of gaming machines to William Hill following the expiration of our gaming machine supply contract with William Hill in March 2012.

        We expect to face significant competition as we seek to offer products and services for the evolving internet lottery and gaming industries, not only from our traditional competitors in the lottery business but also from a number of other domestic and foreign providers (or the operators themselves), some of which have substantially greater financial resources and/or experience in this area than we do.

        In our prepaid phone card business, we are operating in a period of intense price-based competition, which is likely to continue to negatively affect our revenues and operating margins.

Unfavorable domestic and international economic conditions may adversely affect our business and financial condition.

        Unfavorable general economic conditions, including relatively high rates of unemployment, have had and may continue to have a negative effect on our business and results of operations.

        We cannot fully predict the effects that unfavorable economic conditions and economic uncertainty will have on us as it also impacts our customers, suppliers and business partners. However, we believe that the difficult economic conditions have contributed to reductions in spending on marketing by our customers and, in certain instances, less favorable terms under our contracts, as many of our customers face significant budget shortfalls and look to cut costs.

        We believe that the lottery and wide area gaming businesses are less susceptible to reductions in consumer spending than the destination gaming business (e.g., resort/casino venues, which are typically less accessible than lottery and wide area gaming retail outlets) and other parts of the consumer sector. However, we believe that declines in consumer spending have adversely impacted our lottery and wide area gaming businesses to some extent, and further declines will likely exacerbate these negative effects.

        There are ongoing concerns regarding the debt burden of certain countries, particularly in the European Union, and their ability to meet their future financial obligations, which have resulted in recent downgrades of the debt ratings for these countries. These sovereign debt concerns, whether real or perceived, could result in a recession, prolonged economic slowdown, or otherwise negatively impact the general health and stability of the economies in these countries or more broadly. In more severe cases, this could result in a limitation on the availability of capital, thereby restricting our liquidity and negatively impacting our operating results. Our growth strategy may involve pursuing expansion or business opportunities in certain countries potentially facing real or perceived sovereign debt concerns, such as Italy and Greece.

Our business is subject to evolving technology.

        The sales of all of our products and services are affected by changing technology, new legislation and evolving industry standards. Our ability to anticipate or respond to such changes and to develop and introduce new and enhanced products and services on a timely basis will be a significant factor in our ability to remain competitive, retain existing contracts, and expand and attract new customers.

        We can give no assurance that we will achieve the necessary technological advances or have the financial resources needed to introduce new products or services on a timely basis or that we will otherwise have the ability to compete effectively in the industries we serve.

We may not be able capitalize on the expansion of internet or other forms of interactive gaming or other trends and changes in the lottery and gaming industries.

        Part of our strategy is to take advantage of the liberalization of internet and mobile gaming, both within the U.S. and internationally. This strategy involves several risks and uncertainties, including legal, business and financial risks.

        In general, our ability to successfully pursue our interactive gaming strategy depends on the laws and regulations relating to wagering over the internet and through interactive channels. Until recently, there was uncertainty as to whether the Wire Act prohibits states from conducting intrastate lottery transactions via the internet if the transmissions over the internet during the transaction cross state lines. In late 2011, the Office of Legal Counsel of the DOJ issued an opinion to the effect that state lottery ticket sales over the internet to in-state adults do not violate the Wire Act. The opinion may provide an impetus for states to authorize internet or other forms of interactive gaming in order to create an additional revenue stream. However, as a general matter, we believe states will be required or otherwise deem it advisable to enact enabling legislation or new regulations addressing the sale of lottery tickets or the offering of other forms of gaming over the internet. The enactment of internet gaming legislation that federalizes significant aspects of the regulation of internet gaming could have an adverse impact on our ability to pursue our interactive strategy in the U.S. Internationally, laws relating to internet gaming are evolving, particularly in Europe. To varying degrees, a number of European governments have taken steps to change the regulation of internet wagering through the implementation of new or revised licensing and taxation regimes, including the possible imposition of sanctions on unlicensed providers. We cannot predict the timing, scope or terms of any such state, federal or foreign laws and regulations, or the extent to which any such legislation will facilitate or hinder our interactive strategy.

        In jurisdictions that authorize internet gaming, there can be no assurance that we will be successful in selling our technology, content and services to internet gaming operators as we expect to face intense competition from our traditional competitors in the lottery business as well as a number of other domestic and foreign providers (or the operators themselves), some of which have substantially greater financial resources and/or experience in this area than we do. In addition, there is a risk that the authorization of the sale of lottery tickets or games or other forms of gaming via the internet in a particular jurisdiction could, under certain circumstances, adversely impact our revenue relating to sales of lottery products through traditional channels in such jurisdiction. Any such adverse impact would be magnified to the extent we are not involved in and generating revenue from, the provision of products or services for internet gaming in such jurisdiction.

        Our ability to compete effectively in the internet gaming space will depend on the acceptance by our customers of the products and services we offer. Such products and services may rely on technology that we acquire or license from third parties. On January 23, 2012, we entered into an agreement with Playtech that restructured our strategic relationship relating to internet and gaming products and services. Under the agreement, Playtech will license its internet gaming software to us on a mutually non-exclusive basis for use by certain categories of our current and prospective customers, including U.S. casinos and lotteries worldwide. There can be no assurance that we will be able to successfully develop and market internet gaming solutions under our new agreement with Playtech or otherwise. Our performance under any arrangement with a customer that contemplates the customer's use of Playtech's software will be dependent to some extent on Playtech's performance and reliability. We will be required to share with Playtech a significant portion of our revenue from any such offering in the form of a license fee.

        We are also internally developing potential internet gaming solutions for our customers. Such internal development is costly and there can be no assurance that such development will result in commercially viable products. In addition, there can be no assurance that our internally developed products will not infringe upon the proprietary rights of others, or that other parties will not assert infringement claims against us.

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

        Since late 2007, we have lost lottery systems contracts in South Carolina, West Virginia, South Dakota, New Hampshire and Vermont to our competitors following the expiration of our contracts. During 2010, the lottery authority in Maine awarded a new lottery contract to one of our competitors, which award was subsequently invalidated as a result of our protest. The competitor's appeal of the protest ruling was denied on October 21, 2011. Our contract with Maine was extended for one year beyond its expiration until June 30, 2012 pending further action by the Maine lottery authority.

        We are also required by certain of our lottery customers to provide surety or performance bonds in connection with our contracts. As of December 31, 2011, we had approximately $206.9 million of outstanding surety and performance bonds. There can be no assurance that we will continue to be able to obtain surety or performance bonds on commercially reasonable terms or at all. Our inability to provide such bonds would materially and adversely affect our ability to renew existing, or obtain new lottery contracts.

        In our U.K. gaming business, William Hill, a U.K. bookmaker, recently awarded a contract to one of our principal competitors (currently the supplier for a majority of gaming machines for William Hill) for the sole supply of gaming machines to William Hill following the expiration of our gaming machine supply contract with William Hill in March 2012.

        There can be no assurance that our current contracts will be extended or that we will be awarded new contracts as a result of competitive bidding processes or otherwise in the future. The termination, expiration or failure to renew one or more of our contracts could cause us to lose substantial revenues and profits, which could have an adverse effect on our ability to win or renew other contracts or pursue acquisitions or other growth initiatives. For additional information regarding the potential expiration dates of certain other contracts, see the table in "Business—Contract Procurement" in Item 1 of this Annual Report on Form 10-K.

We may not have sufficient cash flows from operating activities, cash on hand and available borrowings under our credit facilities to finance required capital expenditures under new contracts, service our indebtedness and meet our other cash needs. These obligations require a significant amount of cash.

        Our lottery systems and gaming machine businesses generally require significant upfront capital expenditures for terminal assembly, software customization and implementation, systems and equipment installation and telecommunications configuration. In connection with a renewal or re-bid of a lottery systems or gaming machine contract, a customer may seek to obtain new equipment or impose new service requirements, which may require additional capital expenditures in order to retain the contract. Historically, we have funded these upfront costs through cash flows generated from operations, available cash on hand and borrowings under our credit facilities. Our ability to generate revenue and to continue to procure new contracts will depend on, among other things, our then present liquidity levels or our ability to obtain additional financing on commercially reasonable terms.

        If we do not have adequate liquidity or are unable to obtain financing for these upfront costs on favorable terms or at all, we may not be able to bid on certain contracts, which could restrict our ability to grow and have a material adverse effect on our results of operations. Moreover, we may not realize the return on investment that we anticipate on new or renewed contracts due to a variety of factors, including lower than anticipated retail sales, higher than anticipated capital or operating expenses and unanticipated regulatory developments or litigation. We may not have adequate liquidity to pursue other aspects of our strategy, including bringing our products and services to new customers or new or underpenetrated geographies (including through equity investments) or pursuing strategic acquisitions.

        As of December 31, 2011, we had total indebtedness of approximately $1,390.7 million, or approximately 75.8% of our total capitalization, consisting primarily of senior secured term loan and revolving credit facilities under our credit agreement and senior subordinated notes. Our ability to make payments on and to refinance our indebtedness will depend on our ability to generate cash in the future. This, to some extent, is subject to general economic, financial, competitive, legislative, regulatory and other factors that are beyond our control. Our lenders, including the lenders participating in our revolving credit facilities, may have suffered losses related to their lending and other financial relationships, especially because of the general weakening of the national and global economy and increased financial instability of many borrowers. As a result, lenders may become insolvent or tighten their lending standards, which could make it more difficult for us to borrow under our revolving credit facilities or to obtain other financing on favorable terms or at all. Our financial condition and results of operations would be adversely affected if we were unable to draw funds under our revolving credit facilities because of a lender default or to obtain other cost-effective financing. Any default by a lender in its obligation to fund its commitment under our revolving credit facilities (or its participation in letters of credit) could limit our liquidity to the extent of the defaulting lender's commitment.

        If we are unable to generate sufficient cash flow from operations in the future to meet our commitments, we will be required to adopt one or more alternatives, such as refinancing or restructuring our indebtedness, selling material assets or operations or seeking to raise additional debt or equity capital. We cannot assure you that any of these actions could be completed on a timely basis or on satisfactory terms or at all, or that these actions would enable us to continue to satisfy our capital requirements. Moreover, our existing debt agreements contain, and our future debt agreements may contain, restrictive covenants that may prohibit us from adopting these alternatives. Our failure to comply with these covenants could result in an event of default which, if not cured or waived, could result in the acceleration of all of our debt.

Our credit facilities and the indentures governing our senior subordinated notes impose certain restrictions. Failure to comply with any of these restrictions could result in the acceleration of the maturity of our indebtedness. Were this to occur, we would not have sufficient cash to pay our accelerated indebtedness.

        The operating and financial restrictions and covenants in our debt agreements, including our credit agreement and the indentures governing our senior subordinated notes may adversely affect our ability to finance future operations or capital needs or to engage in new business activities. Our credit facilities and/or indentures restrict our ability to, among other things:

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

  •
  engage in transactions with affiliates; and

  •
  alter the business we conduct.

        In addition, our credit agreement require us to maintain certain financial ratios. As a result of these covenants, we will be limited in the manner in which we can conduct our business, and may be unable to engage in favorable business activities or finance future operations or capital needs. A failure to comply with the restrictions contained in our credit agreement or indentures, or to maintain the financial ratios required by our credit agreement, could lead to an event of default which could result in an acceleration of our indebtedness. See Note 8 (Long-Term and Other Debt) to our Consolidated Financial Statements for additional information regarding these financial ratios.

        There can be no assurance that our future operating results will be sufficient to ensure compliance with the covenants in our credit agreement, indentures or other debt instruments or to remedy any such default. In addition, in the event of acceleration, we may not have or be able to obtain sufficient funds to make any accelerated payments.

Our business depends on the protection of our intellectual property and proprietary information.

        We believe that our success depends, in part, on protecting our intellectual property in the U.S. and in foreign countries. Our intellectual property includes certain patents and trademarks relating to our instant ticket games and wagering systems, as well as proprietary or confidential information that is not subject to patent or similar protection. Our intellectual property protects the integrity of our games, systems, products and services, which is a core value of our business. For example, our intellectual property is designed to ensure the security of the printing of our instant lottery tickets and provide simple and secure validation of our lottery tickets. Competitors may independently develop similar or superior products, software, systems or business models. In cases where our intellectual property is not protected by an enforceable patent, such independent development may result in a significant diminution in the value of our intellectual property.

        There can be no assurance that we will be able to protect our intellectual property. We enter into confidentiality or license agreements with our employees, vendors, consultants and, to the extent legally permissible, our customers, and generally control access to, and the distribution of, our game designs, systems and other software documentation and proprietary information, as well as the designs, systems and other software documentation and information that we license from others. Despite our efforts to protect these proprietary rights, unauthorized parties may try to copy our gaming products, business models or systems, use certain of our confidential information to develop competing products, or develop independently or otherwise obtain and use our gaming products or technology, any of which could have a material adverse effect on our business. Policing unauthorized use of our technology is difficult and expensive, particularly because of the global nature of our operations. The laws of other countries may not adequately protect our intellectual property.

        There can be no assurance that our business activities, games, products and systems will not infringe upon the proprietary rights of others, or that other parties will not assert infringement claims (with or without merit) against us. Any such claim and any resulting litigation, should it occur, could subject us to significant liability for damages and could result in invalidation of our proprietary rights, distract management, and/or require us to enter into costly and burdensome royalty and licensing agreements. Such royalty and licensing agreements, if required, may not be available on terms acceptable to us, or may not be available at all. In the future, we may also need to file or respond to lawsuits to defend the validity of our intellectual property rights and trade secrets, or to determine the validity and scope of the proprietary rights of others. Such litigation, whether successful or unsuccessful, could result in substantial costs and diversion of resources.

        We rely on products and technologies that we license from third parties. There can be no assurance that these third-party licenses, or the support for such licenses, will continue to be available to us on commercially reasonable terms, if at all.

Our business competes on the basis of the security and integrity of our systems and products.

        We believe that our success depends, in part, on providing secure products and systems to our customers. Attempts to penetrate security measures may come from various combinations of customers, retailers, vendors, employees and others. Our ability to monitor and ensure the quality of our products is periodically reviewed and enhanced. Similarly, we regularly assess the adequacy of our security systems to protect against any material loss to any of our customers and the integrity of our products to end-users. Expanded utilization of the internet and other interactive technologies may result in increased security concerns for us and our customers. There can be no assurance that our business will not be affected by a security breach or lapse, which could have a material adverse impact on our results of operations, business and/or prospects.

Our industry is subject to strict government regulations that may limit our existing operations and have an adverse impact on our ability to grow.

        In the U.S. and many other countries, lotteries and other forms of gaming is subject to extensive and evolving regulation. Such gaming regulatory requirements vary from jurisdiction to jurisdiction. Therefore, we are subject to a wide range of complex gaming laws and regulations in the jurisdictions in which we are licensed or operate. Most jurisdictions require that we be licensed, that our key personnel and certain of our security holders be found suitable or be licensed, and that our products be reviewed and approved before placement. If a license, approval or finding of suitability is required by a regulatory authority and we fail to seek or do not receive the necessary approval, license or finding of suitability, then we may be prohibited from providing our products or services for use in the particular jurisdiction.

        The regulatory environment in any particular jurisdiction may change in the future, and any such change could have a material adverse effect on our results of operations, business or prospects. Moreover, there can be no assurance that the operation of lotteries, video gaming machines, internet gaming or other forms of lottery or gaming will be approved by additional jurisdictions or that those jurisdictions in which these activities are currently permitted will continue to permit such activities. Laws and regulations relating to internet and other form of interactive gaming are evolving. For additional discussion regarding risks associated with the evolving interactive gaming regulatory landscape, see the risk factor above captioned "—We may not be able capitalize on the expansion of internet or other forms of interactive gaming or other trends and changes in the lottery and gaming industries."

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

        Moreover, in addition to the risk of an enforcement action, we also potentially risk an impact on our reputation in the event of any potential legal or regulatory investigation whether or not we are ultimately accused of or found to have committed any violation. We are required to obtain and maintain licenses from various jurisdictions in order to operate certain aspects of our business and we are subject to extensive background investigations and suitability standards in our business. We also will become subject to regulation in any other jurisdiction in which our customers operate in the future. There can be no assurance that we will be able to obtain new licenses or renew any of our existing licenses, or that if such licenses are obtained, that such licenses will not be conditioned, suspended or revoked, and the loss, denial or non-renewal of any of our licenses could have a material adverse effect on our results of operations, business or prospects. Lottery authorities generally conduct background investigations of the winning vendor and its employees prior to and after the award of a lottery contract. Generally, regulatory authorities have broad discretion when granting, renewing or revoking these approvals and licenses. Lottery authorities with which we do business may require the removal of any of our employees deemed to be unsuitable and are generally empowered to disqualify us from receiving a lottery contract or operating a lottery system as a result of any such investigation. Our failure, or the failure of any of our key personnel, systems or machines, in obtaining or retaining a required license or approval in one jurisdiction could negatively impact our ability (or the ability of any of our key personnel, systems or gaming machines) to obtain or retain required licenses and approvals in other jurisdictions. The failure to obtain or retain a required license or approval in any jurisdiction would decrease the geographic areas where we may operate and generate revenues, decrease our share in the lottery or gaming industry and put us at a disadvantage relative to our competitors.

        Some jurisdictions also require extensive personal and financial disclosure and background checks from persons and entities beneficially owning a specified percentage (typically 5% or more) of our equity securities. The failure of these beneficial owners to submit to such background checks and provide required disclosure could jeopardize the award of a contract to us or provide grounds for termination of an existing contract. Additional restrictions are often imposed on foreign entities such as us by international jurisdictions in which we seek to market our products or services. In light of these regulations and the potential impact on our business, our restated certificate of incorporation allows for the restriction of stock ownership by persons or entities who fail to comply with informational or other regulatory requirements under applicable gaming laws, who are found unsuitable to hold our stock by gaming authorities or whose stock ownership adversely affects our ability to obtain, maintain, renew or qualify for a license, contract, franchise or other regulatory approval from a gaming authority. The licensing procedures and background investigations of the authorities that regulate our businesses and the restriction in our certificate of incorporation may inhibit potential investors from becoming significant stockholders or inhibit existing stockholders from retaining or increasing their ownership.

        We have developed and implemented an internal compliance program in an effort to ensure that we comply with legal requirements imposed in connection with our gaming-related activities, as well as legal requirements generally applicable to all publicly traded corporations. The compliance program is run on a day-to-day basis by our Chief Compliance Officer with legal advice provided by our legal department and outside experts. The compliance program is overseen by the Compliance Committee of our Board of Directors, consisting entirely of outside directors. There can be no assurance that such steps will prevent the violation of one or more laws or regulations, or that a violation by us or an employee will not result in the imposition of a monetary fine or suspension or revocation of one or more of our licenses.

Gaming opponents persist in their efforts to curtail the expansion of legalized gaming, which, if successful, could limit the growth of our operations.

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

We may not succeed in realizing the anticipated benefits of our strategic equity investments and relationships.

        Under certain circumstances we pursue growth through strategic equity investments, including joint ventures, as a means to, among other things, gain access to new and tactically important geographies, business opportunities and technical expertise, while simultaneously offering the potential for reducing capital requirements.

        These strategic equity investments currently include investments in LNS, Northstar, Sportech, RCN and our equity investments in China. We are party to strategic agreements with Playtech relating to gaming machines that contemplate our use of and reliance on Playtech's back-end technology platform in international jurisdictions. In 2011, Global Draw completed the migration of its server-based gaming machines to this back-end technology platform in the U.K. and began migrating server-based gaming machines outside the U.K. to this technology during the third quarter of 2011.

        As of December 31, 2011, we owned a 50% interest in Sciplay with Playtech to deliver internet gaming solutions to government-sponsored and government-regulated lotteries and certain other gaming operators. Sciplay was formed to capitalize on the combination of Playtech's internet gaming software and content and our experience and relationships with lotteries and other gaming operators. On January 23, 2012, we entered into an agreement with Playtech that restructured this strategic relationship from a joint venture arrangement to a license arrangement. Under the agreement, Playtech will license its internet gaming software to us on a mutually non-exclusive basis for use by certain categories of our current and prospective customers, including U.S. casinos and lotteries worldwide. The Sciplay-related entities are now wholly owned subsidiaries of Scientific Games. There can be no assurance that we will be able to successfully develop and market internet gaming solutions under our restructured arrangement with Playtech.

        Northstar, in which we are a 20% equity holder, was awarded the agreement to be the private manager for the Illinois Lottery for a ten-year term following a competitive procurement process, which agreement was executed on January 18, 2011. See "Business—Operational Overview—Printed Products—Northstar" in Item 1 of this Annual Report on Form 10-K. On January 26, 2011, the Illinois Appellate Court upheld a constitutional challenge to the revenue statute that, among other things, amended the Illinois lottery law to facilitate the PMA, on grounds that the statute impermissibly addressed more than one subject. On July 11, 2011, the Illinois Supreme Court reversed the Appellate Court decision and upheld the revenue statute. Operations under the PMA commenced on July 1, 2011. Under the terms of the PMA, Northstar is entitled to receive annual incentive compensation payments from Illinois to the extent it is successful in increasing the lottery's net income above specified target levels of lottery net income, subject to a cap of 5% of the applicable year's net income. Northstar will be responsible for payments to Illinois to the extent the lottery net income levels set forth in Northstar's successful bid are not achieved, subject to a similar cap. The lottery net income levels set forth in Northstar's successful bid were $851.1 million, $950 million, $980 million, $986 million and $1 billion for the five fiscal years ending June 30, 2012, 2013, 2014, 2015 and 2016, respectively, representing a compound annual growth rate in lottery net income of approximately 44%, including an approximate 27% increase in lottery net income in the first year. These net income target levels are subject to upward or downward adjustment under certain circumstances in accordance with the terms of the PMA.

        We may not realize the anticipated benefits of these strategic equity investments and other strategic relationships that we may enter into, or may not realize them in the timeframe expected. These arrangements pose significant risks that could have a negative effect on our operations, including: the potential diversion of our management's attention from our core business to, for example, integrate technologies; the potential failure to realize anticipated synergies, economies of scale or other value associated with the arrangements; unanticipated costs and other unanticipated events or circumstances; possible adverse effects on our operating results during any integration process; impairment charges if our strategic equity investments or relationships are not as successful as we originally anticipate; and our potential inability to achieve the intended objectives of the arrangements.

        Furthermore, our strategic equity investment and other strategic relationships pose risks arising from our reliance on our partners and our lack of sole decision-making authority, which may give rise to disputes between us and our partners. For instance, our investment in LNS is a minority investment in a venture whose largest equity holder is Lottomatica, the parent company of one of our principal competitors, and, although certain corporate actions require our prior consent, we do not control decisions relating to the governance of LNS. Our partners may have economic or business interests or goals that are inconsistent with our interests and goals, take actions contrary to our objectives or policies, undergo a change of control, experience financial and other difficulties or be unable or unwilling to fulfill their obligations under our arrangements.

        The failure to avoid or mitigate the risks described above or other risks associated with such arrangements could have a material adverse effect on our business, financial condition and results of operations.

We may be required to recognize additional impairment charges.

        We assess our goodwill and other intangible assets and our long-lived assets as and when required by accounting principles generally accepted in the U.S. ("GAAP") to determine whether they are impaired. We recorded accelerated depreciation expense of $6.4 million and $8.3 million in 2011 and 2010, respectively, as a result of Global Draw's migration to a new platform technology. In 2010, we recorded asset impairment charges of approximately $17.5 million related to underperforming Lottery Systems contracts, $3.0 million of impairments related to obsolete equipment in Lottery Systems and $2.5 million of impairments related to obsolete equipment in Global Draw. In 2009, we recorded asset impairment charges of approximately $24.7 million primarily related to underperforming Lottery Systems contracts. Refer to the heading "Management's Discussion and Analysis of Financial Condition and Results of Operations—Critical Accounting Policies—Valuation of long-lived and intangible assets and goodwill" in Item 7 of this Annual Report on Form 10-K and Note 1 (Description of the Business and Summary of Significant Accounting Policies) and Note 4 (Property and Equipment) to our Consolidated Financial Statements in this Annual Report on Form 10-K. We cannot predict the occurrence of impairments and there can be no assurance that we will not have to record additional impairment charges in the future.

Our inability to complete future acquisitions of gaming and related businesses and integrate those businesses successfully could limit our future growth.

        Part of our corporate strategy is to continue to pursue expansion and strategic acquisition opportunities. In connection with any such acquisitions, we could face significant challenges in managing and integrating the expanded or combined operations, including acquired assets, operations and personnel. There can be no assurance that acquisition opportunities will be available on acceptable terms or at all or that we will be able to obtain necessary financing or regulatory approvals to complete potential acquisitions. Our ability to succeed in implementing our strategy will depend to some degree upon the ability of our management to identify, complete and successfully integrate commercially viable acquisitions. Acquisition transactions may disrupt our ongoing business and distract management from other responsibilities.

Our revenues fluctuate due to seasonality and timing of equipment sales and, therefore, our periodic operating results are not guarantees of future performance.

        Our revenues can fluctuate due to seasonality in some components of our business. The summer season historically has been the weakest part of the year for certain parts of our lottery business, particularly where our revenues are tied to a percentage of retail sales under our CSP or POS contracts. The third quarter is typically the weakest quarter for Global Draw, which could adversely affect the amounts wagered and our corresponding service revenue.

        In addition, our revenue from Lottery Systems can be somewhat dependent on the size of jackpots of lottery games such as Powerball and Mega Millions during the relevant period.

Our success depends in part on our ability to develop, enhance and/or introduce successful gaming concepts and game content.

        Lottery and gaming equipment sales and software license revenue usually reflects a limited number of large transactions, which may not recur on an annual basis. Consequently, revenue and operating margins can vary substantially from period to period as a result of the timing and magnitude of major equipment sales and software license revenue. As a general matter, lottery and gaming equipment sales generate lower operating margins than revenue from other aspects of our business. In addition, instant ticket sales may vary depending on the season and timing of contract awards, changes in customer budgets, ticket inventory levels, lottery retail sales and general economic conditions.

        Our Global Draw, Games Media and Barcrest businesses develop and source game content both internally and through third-party suppliers. Games Media and Barcrest also seek to secure third-party brands for incorporation into its game content. We believe creative and appealing game content produces more revenue and net win for the gaming machine customers of these businesses and provides them with a competitive advantage, which in turn enhances the revenues of Global Draw, Games Media and Barcrest and their ability to attract new business or to retain existing business. In our lottery business, we believe that innovative gaming concepts and game content, such as multiplier games from Lottery Systems and licensed brand game content from Printed Products, can enhance the revenue of our lottery customers and distinguish us from our competitors. There can be no assurance that we will be able to sustain the success of our existing game content or effectively develop or obtain from third parties new or enhanced game content that will be widely accepted both by our customers and their end users.

We are dependent on our suppliers and contract manufacturers, and any failure of these parties to meet our performance and quality standards or requirements could cause us to incur additional costs or lose customers.

        Our production of instant lottery tickets, in particular, depends upon a continuous supply of raw materials, supplies, power and natural resources. Our operating results could be adversely affected by an interruption or cessation in the supply of these items or a serious quality assurance lapse, including as a result of the insolvency of any of our key suppliers.

        Similarly, production of our presses and lottery and gaming systems is dependent upon a regular and continuous supply of components many of which are manufactured outside of the United States. The assembly of many of our terminals and other hardware is performed by third parties. Any interruption or cessation in the supply of these items or services or any material quality assurance lapse with respect thereto could materially adversely affect our ability to fulfill customer orders, our financial condition or our results of operations.

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

        In addition, our gaming businesses include a number of significant contracts whose performance depends upon our third-party suppliers delivering equipment on schedule in order to meet our contract commitments. Failure of the suppliers to meet their delivery commitments could result in us being in breach of, and subsequently losing, those contracts, which loss could have a material adverse effect on our results of operations.

We may be liable for product defects or other claims relating to our products.

        Our products could be defective, fail to perform as designed or otherwise cause harm to our customers, their equipment or their products. If any of our products are defective, we may be required to recall the products and/or repair or replace them, which could result in substantial expenses and affect our profitability. Any problems with the performance of our products, such as an instant ticket misprint, could harm our reputation, which could result in a loss of sales to customers and/or potential customers. In addition, if our customers believe that they have suffered harm caused by our products, they could bring claims against us that could result in significant liability. Any claims brought against us by customers may result in diversion of management's time and attention, expenditure of large amounts of cash on legal fees, expenses and payment of damages, decreased demand for our products or services, or injury to our reputation. Our insurance may not sufficiently cover a large judgment against us or a large settlement payment, and is subject to customary deductibles, limits and exclusions.

We have foreign operations, which subjects us to foreign currency exchange rate fluctuations and other risks.

        We are a global business and derive a substantial and growing portion of our revenue and profits from operations outside the United States. In the year ended December 31, 2011, we derived approximately 52% of our revenue from sales to customers outside of the United States.

        Our consolidated financial results are significantly affected by foreign currency exchange rate fluctuations. Foreign currency exchange rate exposures arise from current transactions and anticipated transactions denominated in currencies other than U.S. dollars and from the translation of foreign currency balance sheet accounts into U.S. dollar-denominated balance sheet accounts. We are exposed to currency exchange rate fluctuations because a significant portion of our revenue is denominated in currencies other than the U.S. dollar, particularly the British Pound Sterling and the Euro. In particular, uncertainty regarding economic conditions in the Europe and the debt crisis affecting certain countries in the European Union poses risk to the stability of the Euro. Exchange rate fluctuations have in the past adversely affected our operating results and cash flows and may adversely affect our results of operations and cash flows and the value of our assets outside the U.S. in the future.

        In January 2012, we entered into foreign currency forward contracts with an aggregate notional value of €23.5 million to hedge a portion of our net investment in certain of our subsidiaries that is denominated in Euros. As a result, the Company is subject to the risk that the counterparty to one or more of these contracts defaults on its performance under the contracts. During an economic downturn, the counterparty's financial condition may deteriorate rapidly and with little notice and we may be unable to take action to protect our exposure. In the event of a counterparty default, we could incur losses, which may harm our business and financial condition. In the event that one or more of our counterparties becomes insolvent or files for bankruptcy, our ability to eventually recover any losses suffered as a result of that counterparty's default may be limited by the liquidity of the counterparty.

        Our operations in foreign jurisdictions subject us to additional risks customarily associated with such operations, including:

  •
  the complexity of foreign laws, regulations and markets;

  •
  the impact of foreign labor laws and disputes;

  •
  other economic, tax and regulatory policies of local governments; and

  •
  the ability to attract and retain key personnel in foreign jurisdictions.

        Additionally, foreign taxes paid by our foreign subsidiaries and equity investees on their earnings may not be recovered against our U.S. tax liability. At December 31, 2011, we had a deferred tax asset for our foreign tax credit ("FTC") carry forward of approximately $30.1 million. Although we will continue to explore tax planning strategies to use all of our FTC, at December 31, 2011, we established a valuation allowance of approximately $30.1 million against the FTC deferred tax asset to reduce the asset to the net amount that our management estimates is "more likely than not" to be realized.

        In addition, our ability to expand successfully in foreign jurisdictions involves other risks, including difficulties in integrating foreign operations, risks associated with entering jurisdictions in which we may have little experience and the day-to-day management of a growing and increasingly geographically diverse company. Our investment in foreign jurisdictions often entails entering into joint ventures or other business relationships with locally based entities, which can involve additional risks arising from our lack of sole decision-making authority, our reliance on a partner's financial condition, inconsistency between our business interests or goals and those of our partners and disputes between us and our partners.

        Through our joint ventures and wholly owned foreign enterprises, we have lottery-related investments and business operations in China, from which we expect to derive a growing portion of income. Our business in, and results of operations from, China are subject to a number of risks, including risks relating to competition in China, our ability to finance or refinance our operations in China, the complex regulatory environment in China, the political climate in China, the Chinese economy and our joint venture and other business partners in China. Our joint ventures in China are with locally based state-owned enterprises, which can potentially heighten the joint venture-related risks described above relating to inconsistency of business interests and disputes.

        We anticipate that continued lottery-related growth in China depends in part on sustained demand for lottery tickets at higher price points, as well as continued expansion of the retailer network, optimization of retailer inventories and other growth initiatives. There can be no assurance that lottery ticket demand will be sustained at higher price points, and we cannot predict the rate of retailer expansion, the extent of inventory optimization or the success of our other growth initiatives.

        There can be no assurance that legal and regulatory requirements in China will not change or that China's central or local governments will not impose new, stricter regulations or interpretations of existing regulations that would impose additional costs on our operations in China or even restrict or prohibit such operations. For example, comprehensive legislation regulating competition took effect on August 1, 2008. This law, among other things, prohibits certain types of agreements (unless they fall within specified exemptions) and certain behavior classified as abuse of dominant market position or intellectual property rights. Additionally, new lottery regulations providing for enhanced supervision of the lottery industry in China became effective on July 1, 2009. We cannot predict with certainty what impact these laws and regulations or any future laws and regulations (or implementing rules or enforcement policies relating to any of the foregoing) will have on our business in China.

        We may not realize the operating efficiencies, competitive position or financial results that we anticipate from our investments in foreign jurisdictions and our failure to effectively manage the risks associated with our operations in foreign jurisdictions could have a material adverse effect on our results of operations, business or prospects.

Certain holders of our common stock exert significant influence over the Company and may make decisions with which other stockholders may disagree.

        In August 2004, MacAndrews & Forbes Holdings Inc. was issued approximately 25% of our outstanding common stock in connection with its conversion of our then outstanding Series A Convertible Preferred Stock. According to an amendment to Schedule 13D filed with the SEC on June 16, 2011, this holder beneficially owns 31,700,737 shares of our common stock, or approximately 34.4% of our currently outstanding common stock. Pursuant to a stockholders' agreement with us, which we originally entered into with holders of the Series A Convertible Preferred Stock, such holder is entitled to appoint up to four member of our Board of Directors and certain actions of the Company require the approval of such holder. As a result, this holder has the ability to exert significant influence over our business and may make decisions with which other stockholders may disagree, including, among other things, delaying, discouraging or preventing a change of control of the Company or a potential merger, consolidation, tender offer, takeover or other business combination.

If certain of our key personnel leave us, our business will be significantly adversely affected.

        We depend on the continued performance of A. Lorne Weil, our Chairman and Chief Executive Officer, and Michael Chambrello, our Chief Executive Officer—Asia-Pacific Region, as well as the other members of our senior management team. Messrs. Weil and Chambrello have extensive experience in the lottery and gaming industries and have contributed significantly to the growth of our business. We rely on Mr. Weil's overall strategic vision and his direction on business development projects, including mergers and acquisitions. We rely on Mr. Chambrello to maintain and grow our China business. If we lose the services of them or any of our other senior officers and cannot find suitable replacements for such persons in a timely manner, it could have a material adverse effect on our business. Mr. Weil has an employment agreement that is scheduled to expire at the end of 2015. Mr. Chambrello has an employment agreement that is scheduled to expire at the end of 2013.

We could incur costs in the event of violations of or liabilities under environmental laws.

        Our operations and real property are subject to U.S. and foreign environmental laws and regulations, including those relating to air emissions, the management and disposal of hazardous substances and wastes, and the cleanup of contaminated sites. We could incur costs, including cleanup costs, fines or penalties, and third-party claims as a result of violations of or liabilities under environmental laws. Some of our operations require environmental permits and controls to prevent or reduce environmental pollution, and these permits are subject to review, renewal and modification by issuing authorities.

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

The price of our common stock has been volatile and may continue to be volatile

        Our stock price may fluctuate in response to a number of events and factors, such as, variations in operating results, actions by various regulatory agencies, litigation, financial estimates and recommendations by securities analysts, rating agency reports, performance of other companies that investors or security analysts deem comparable to us, news reports relating to our business, our markets and general market conditions. During the 52-week period ended February 24, 2012, our stock price fluctuated between a high of $13.08 and a low of $6.50. This significant stock price fluctuation may make it more difficult for our stockholders to sell their common stock when they want and at prices they find attractive.

ITEM 1B.    UNRESOLVED STAFF MATTERS

        No disclosure required pursuant to this Item.

ITEM 2.    PROPERTIES

        We occupy approximately 1,013,000 square feet of space throughout the United States and Puerto Rico. Our principal facilities include approximately 355,000 square feet owned (subject to mortgage encumbrance) in Alpharetta, Georgia for administrative offices, manufacturing and warehousing (supporting all of our segments) and approximately 23,000 square feet of leased office space in New York, New York for our corporate offices.

        Internationally, we occupy approximately 986,000 square feet of owned or leased space, including administrative offices and manufacturing and warehouse facilities supporting the Printer Products segment in Leeds, England (approximately 150,000 square feet that is owned), Montreal, Canada (approximately 119,000 square feet that is owned), Santiago, Chile (approximately 47,000 square feet that is owned) and Sydney, Australia (approximately 49,000 square feet that is leased). Additionally, we own approximately 65,000 square feet in Germany for administrative offices and warehouse and distribution.

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

ITEM 4.    MINE SAFETY DISCLOSURES

        No disclosure required pursuant to this Item.

 PART II

ITEM 5.    MARKET FOR REGISTRANT'S COMMON EQUITY, RELATED STOCKHOLDER MATTERS AND ISSUER PURCHASES OF EQUITY SECURITIES

        Our outstanding common stock is listed for trading on the Nasdaq Global Select Market under the symbol "SGMS". The following table sets forth, for the periods indicated, the range of high and low sales prices of our Class A common stock.

	Sales Price of Scientific Games Common Stock
	High	Low
Fiscal Year 2011 (January 1, 2011 - December 31, 2011)
First Quarter	$11.27	$8.26
Second Quarter	$10.83	$8.32
Third Quarter	$10.59	$6.80
Fourth Quarter	$9.82	$6.50
Fiscal Year 2010 (January 1, 2010 - December 31, 2010)
First Quarter	$17.01	$13.22
Second Quarter	$15.09	$9.18
Third Quarter	$11.99	$9.04
Fourth Quarter	$10.09	$6.58

        On February 24, 2012, the last reported sale price for our common stock on the Nasdaq Global Select Market was $12.09 per share. There were approximately 1,044 holders of record of our common stock as of February 24, 2012.

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

        On December 8, 2011, our Board of Directors approved an extension of our existing stock repurchase program to December 31, 2012. The program, originally announced in May 2010, was due to expire on December 31, 2011. Under the program, we are authorized to repurchase, from time to time through open market purchases or otherwise, shares of our outstanding common stock in an aggregate amount up to $200 million. As of December 31, 2011, we had approximately $173.7 million available for potential repurchases under the program. Repurchases for the fourth quarter ended December 31, 2011 are reflected on the following table:

Period	Total Number of Shares Purchased (1)	Average Price Paid per Share	Total Number of Shares Purchased as Part of Publicly Announced Plans or Programs	Approximate Dollar Value of Shares that May Yet Be Purchased Under the Plans or Programs (2)
10/1/2011 - 10/31/2011	5,118	$7.25	—	$173.7 million
11/1/2011 - 11/30/2011	41,501	$8.72	—	$173.7 million
12/1/2011 - 12/31/2011	142,616	$9.54	—	$173.7 million

Total	189,235	$9.30	—	$173.7 million

(1)
There were no shares purchased as part of the publicly announced repurchase program during the quarter ended December 31, 2011. The activity in this column reflects 189,235 shares acquired from employees to satisfy the withholding taxes associated with the vesting of restricted stock units and the exercise of stock options during the quarter ended December 31, 2011.

(2)
The $200 million stock repurchase program, which expires on December 31, 2012, was publicly announced on May 10, 2010.

Shareholder Return Performance Graph

        The following graph compares the cumulative total stockholder return over the five-year period ended December 31, 2011 of our common stock, the Nasdaq Composite Index and an index of peer group companies that operate in industries or lines of business similar to ours.

        The peer group index consists of Bally Technologies, Inc. (New York Stock Exchange ("NYSE"): BYI), IGT (NYSE: IGT), WMS Industries Inc. (NYSE: WMS), Multimedia Games, Inc. (Nasdaq Global Select Market: MGAM), Aristocrat Leisure Limited (Australian Securities Exchange: ALL), Lottomatica (Borsa Italiana S.p.A.: LTO), Intralot (Athens Stock Exchange: INLOT), Pollard (Toronto Stock Exchange: PLB.UN-TO) and Playtech Limited (AIM: PTEC).

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

 COMPARISON OF 5 YEAR CUMULATIVE TOTAL RETURN*
Among Scientific Games Corporation, the NASDAQ Composite Index, and a Peer Group

*
$100 invested on December 31, 2006 in stock or index, including reinvestment of dividends. Fiscal year ended December 31.

	12/31/06	12/31/07	12/31/08	12/31/09	12/31/10	12/31/11
Scientific Games Corporation	100.00	109.99	58.02	48.13	32.95	32.09
NASDAQ Composite Index	100.00	110.26	65.65	95.19	112.10	110.81
Peer Group Index	100.00	102.63	35.08	55.21	49.41	42.99

ITEM 6.    SELECTED FINANCIAL DATA

        Selected financial data presented below as of and for the years ended December 31, 2011, 2010, 2009, 2008 and 2007 have been derived from our audited consolidated financial statements. The information below reflects the acquisitions and dispositions of certain businesses from 2007 through 2011, including the sale of our racing communications business and our 70% interest in NASRIN, a data communications business, to RCN in exchange for a 29.4% interest in RCN on February 28, 2007, the acquisition of Oberthur Gaming Technologies on May 1, 2007, the acquisition of certain assets of Sceptre Leisure Solutions Limited on April 19, 2010, the acquisition of substantially all of GameLogic's assets on August 5, 2010, the disposition of our racing and venue management businesses ("the Racing Business") on October 5, 2010 and the acquisition of Barcrest on September 23, 2011. This data should be read in conjunction with "Management's Discussion and Analysis of Financial Condition and Results of Operations" in Item 7 of this Annual Report on Form 10-K and our Consolidated Financial Statements and the Notes thereto included in Item 8 of this Annual Report on Form 10-K.

 FIVE YEAR SUMMARY OF SELECTED FINANCIAL DATA
(in thousands, except per share amounts)

	Year Ended December 31,
	2011	2010	2009	2008	2007
Revenue:
Instant tickets	$493,275	$465,090	$453,238	$548,308	$498,179
Services	331,701	363,138	410,014	451,664	424,236
Sales	53,746	54,271	64,497	118,857	124,289

Total Revenue	878,722	882,499	927,749	1,118,829	1,046,704

Operating expenses:
Cost of instant tickets (1)	281,565	270,787	270,836	331,501	283,924
Cost of services (1)	171,374	206,034	234,093	263,284	237,509
Cost of sales (1)	38,340	38,045	44,539	85,856	90,347
Selling, general and administrative expenses (a)	183,022	158,500	168,248	184,213	165,080
Write-down of assets held for sale (b)	—	8,029	54,356	—	—
Employee termination and restructuring costs (c)	1,997	602	3,920	13,695	3,642
Depreciation and amortization (d)	118,603	141,766	151,784	218,643	160,366

Operating income (loss)	83,821	58,736	(27)	21,637	105,836

Other (income) expense:
Interest expense	104,703	101,613	87,498	78,071	70,772
Earnings from equity investments	(29,391)	(49,090)	(59,220)	(58,570)	(41,252)
Loss (gain) on early extinguishment of debt	4,185	2,932	(4,829)	2,960	—
Other	911	8,594	2,856	(4,691)	(2,050)

	80,408	64,049	26,305	17,770	27,470

Net income (loss) before income taxes	3,413	(5,313)	(26,332)	3,867	78,366
Income tax expense	15,983	143,888	13,547	8,352	25,211

Net (loss) income	(12,570)	(149,201)	(39,879)	(4,485)	53,155

Basic and diluted net income (loss) per share:
Basic	$(0.14)	$(1.61)	$(0.43)	$(0.05)	$0.57

Diluted	$(0.14)	$(1.61)	$(0.43)	$(0.05)	$0.55

Weighted average number of shares used in per share calculations:
Basic shares	92,068	92,666	92,701	92,875	92,566

Diluted shares	92,068	92,666	92,701	92,875	95,996

(1)
Exclusive of depreciation and amortization.

Selected balance sheet data (end of period)
Total assets	$2,161,901	$2,151,538	$2,291,792	$2,182,453	$2,098,786
Total long-term debt, including current installments	1,390,667	1,396,690	1,367,063	1,239,467	1,043,938
Stockholders' equity	443,714	452,658	619,758	595,829	693,591
Ratio of earnings to fixed charges (2)	1.1	0.8	0.4	0.7	1.6
(2)
See Exhibit 12 to this Annual Report on Form 10-K for the calculation of ratio of earnings to fixed charges.

        The following notes are an integral part of these selected historical consolidated financial data.

  (a)
  Includes $21,538, $22,807, $34,589, $34,122 and $25,312 in stock-based compensation expense in 2011, 2010, 2009, 2008, and 2007, respectively.

  (b)
  Includes a write-down of assets held for sale of approximately $8,000 and $54,400 million in 2010 and 2009, respectively, resulting from our strategic decision in 2009 to sell the Racing Business.

  (c)
  Employee termination and restructuring costs consists generally of expenses incurred for restructuring our operations from time to time and the cost associated with reducing our workforce and the termination of leases or other commitments.

  (d)
  Depreciation and amortization expense includes accelerated depreciation charges related to obsolete equipment or technology and also includes the impact of any impairment charges related to underperforming contracts. Charges for accelerated depreciation or impairment included in depreciation and amortization expense were $6,400, $31,300, $24,700, $76,200 and $26,300 for 2011, 2010, 2009, 2008 and 2007, respectively. See "Management's Discussion and Analysis of Financial Condition and Results of Operations-Results of Operations" in Item 7 of this Annual Report on Form 10-K for further discussion regarding these charges.

  (e)
  Loss on early extinguishment of debt includes losses that we incur when we refinance our long-term debt obligations and also includes write-offs of the associated deferred financing costs. In 2011 we recorded a loss of approximately $4,200 as a result of the write-off of deferred financing fees attributable to our August 25, 2011 credit agreement amendment. In 2010, we recorded a loss on early extinguishment of long-term debt of approximately $2,900 related to the repurchase and redemption of our 6.25% senior subordinated notes due 2012 (the "2012 Notes") and the repayment of a portion of the term loan under our credit agreement. In 2009, we recorded a gain on early extinguishment of debt of approximately $4,500 related to the repurchase of our 0.75% convertible senior subordinated debentures due 2024. In 2008 we recorded a write-off of approximately $3,000 of unamortized deferred financing fees related to the termination of our old credit agreement, which was replaced by our current credit agreement. See Note 8 (Long-Term and Other Debt) to our Consolidated Financial Statements for more information regarding our debt instruments.

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

        This MD&A also contains forward-looking statements and should be read in conjunction with the disclosures and information contained under "Forward-Looking Statements" at the beginning of this Annual Report on Form 10-K and "Risk Factors" (Item 1A of this Annual Report on Form 10-K).

        As used in this MD&A, the terms "we," "us," "our" and the "Company" mean Scientific Games Corporation together with its consolidated subsidiaries.

Business Overview

General

        We are a leading global supplier of products and services to lotteries and a leading provider of gaming technology and content to gaming operators worldwide. We also gain access to technology and pursue global expansion through strategic acquisitions and equity investments. We manage and report our operations in three business segments: Printed Products; Lottery Systems; and Gaming. Corporate expenses are not allocated to segments. See "—Business Segment Results" below and Note 15 (Business and Geographic Segments) for additional business segment information.

        The discussion below highlights certain key drivers of our business and certain known trends, demands, commitments, events and uncertainties that have affected our recent financial and operating performance and may affect our future financial and operating performance.

        Our revenue is classified as instant ticket revenue, service revenue and sales revenue. Instant ticket revenue includes revenue related to our instant ticket fulfillment and services businesses, including our brand licensing and Properties Plus businesses. Revenue generated from our sales of lottery systems, terminals, gaming machines, gaming content and phone cards, which sales are typically non-recurring in nature and not subject to multi-year supply agreements, is categorized as sales revenue. All other revenue generated from Lottery Systems (including revenue from the validation of instant tickets) and Gaming is classified as service revenue.

        We believe we are likely to continue to experience a highly competitive procurement environment for domestic and international customer contracts in connection with bids, re-bids, extensions and renewals, which could lead to the loss of contracts or rate reductions and/or additional service requirements in contracts that we win or retain. In 2012, a number of our customer contracts are up for re-bid, extension or renewal. See the table in "Business—Contract Procurement" in Item 1 of this Annual Report on Form 10-K for additional information regarding our customer contracts. Our strategy to counter-balance these industry trends includes working with our customers to grow their sales through a variety of methods including launching new products and services, implementing innovative technologies and marketing tools and expanding retail distribution.

        For the year ended December 31, 2011, we derived approximately 52% of our revenue from sales to customers outside of the U.S. and were affected by fluctuations in foreign currency exchange rates. The foreign currencies to which we are most exposed are the British Pound Sterling and Euro. We refer herein to the impact of changes in foreign currency exchange rates, which results from translating foreign functional currencies into U.S. dollars for reporting purposes. The impact of foreign currency exchange rate fluctuations represents the difference between the relevant period rates and the prior period rates applied to the relevant period activity.

  Printed Products

        Retail sales of instant tickets can be a key performance indicator of our instant ticket revenue, although there may not always be a direct correlation between retail sales and our instant ticket revenue due to the type of contract (e.g., PPK versus POS or CSP contracts), the impact of changes in our customer contracts or other factors. Based on third-party data, our customers' total instant ticket lottery retail sales in the U.S. increased approximately 6.5% in 2011 compared to 2010. Most of our U.S. customers reported year-over-year growth in sales of instant tickets, which we believe was primarily driven by sales of higher price-point tickets. Our U.S. instant ticket revenue increased approximately 6% in 2011 compared to 2010 due in part to the improvement in retail sales. Internationally, we also experienced instant ticket revenue growth in 2011 from our POS and CSP contracts, which we believe was also attributable to sales of higher price-point tickets.

        Our licensed game contracts are generally game-specific and therefore short-term and non-recurring. Our instant ticket revenue may be negatively impacted to the extent we are unable to continue to win licensed game-specific or multi-state game contracts. There has been an increase in interest within the lottery industry in player loyalty programs, which we believe may result in growth opportunities for our Properties Plus® offering. In the third quarter of 2011, the Iowa lottery launched Properties Plus and the Tennessee lottery awarded us a contract for a player loyalty system. In addition, the Missouri lottery is expected to begin a Properties Plus program in the first quarter of 2012. We expect our 2012 results of operations to be positively impacted by these new opportunities.

        We are the primary supplier of instant lottery tickets for LNS, which was awarded the concession to be the exclusive operator of the Italian Gratta e Vinci instant ticket lottery beginning on October 1, 2010. LNS succeeded Consorzio Lotterie Nazionali ("CLN"), a consortium comprised of essentially the same group that owns LNS, which held the prior concession. Over the life of the new concession, we expect that we will supply no less than 80% of LNS' instant ticket production requirements. Retail sales of the Italian instant ticket lottery increased 8.4% in 2011 compared to 2010. Our 2011 results reflect a year-over-year increase in instant ticket revenue related to our PPK contract with LNS, which we believe resulted from LNS' increased focus on business operations following the completion of the tender process for the new concession, increased retail distribution and the success of a €20 ticket. However, retail sales for the fourth quarter of 2011 were flat compared to the prior-year period, and preliminary retail sales information through mid-February 2012 indicates a decline in retail sales of approximately 3% compared to the prior-year period, despite retail sales growth of approximately 18% in January 2012. While we believe February 2012 sales may have been negatively impacted to some extent by severe inclement weather in certain parts of Italy, the recent sales information illustrates the volatility of instant ticket retail sales in Italy.

        The upfront fees paid by LNS in 2010 associated with the new concession are amortized by LNS (anticipated to be approximately €89.0 million per year of the new concession), which reduces our earnings from equity investments. Our share of the amortization is approximately €18.0 million per year on a pre-tax basis. In light of the corporate structure of LNS, we record earnings from our equity investment in LNS on an after-tax basis, which impacted the comparability of our results of operations from our equity investment during 2011 since we recorded earnings from CLN on a pre-tax basis.

        Under our CSP agreement with Northstar, we are responsible for the design, development, manufacturing, warehousing and distribution of instant lottery tickets and are compensated based on a percentage of retail sales. Our increase in instant ticket revenue in 2011 reflected the commencement of our CSP agreement with Northstar on July 1, 2011.

        Northstar is entitled to receive annual incentive compensation payments from Illinois to the extent it is successful in increasing the lottery's net income above specified target levels, subject to a cap of 5% of the applicable year's net income. Northstar will be responsible for payments to Illinois to the extent such targets are not achieved, subject to a similar cap. The lottery net income levels set forth in

Northstar's successful bid for the private management agreement, or PMA, were $851.1 million, $950 million, $980 million, $986 million and $1 billion for the five fiscal years ending June 30, 2012, 2013, 2014, 2015 and 2016, respectively, representing a compound annual growth rate in lottery net income of approximately 44%, including an approximate 27% increase in lottery net income in the first year. These net income target levels are subject to upward or downward adjustment under certain circumstances in accordance with the terms of the PMA. Northstar is entitled to be reimbursed on a monthly basis for most of its operating expenses under the PMA, although certain expenses of Northstar associated with managing the lottery are not reimbursable. Earnings and cash flows from our equity investment in Northstar may be impacted to the extent the lottery achieves, or fails to achieve, the applicable net income targets and will be impacted to the extent Northstar incurs non-reimbursable expenses. The impact of this equity method investment was not material to our earnings from our equity investments in 2011.

        As U.S. states and international jurisdictions increasingly look towards lottery and gaming as a source to grow revenue, we believe they could pursue an outsourcing model whereby the day-to-day management of their lotteries are conducted by a third party, similar to the private management agreement the Illinois lottery awarded to our Northstar.

        We believe that instant lottery tickets currently comprise less than 20% of lottery sales outside of the U.S., compared to almost 60% in the U.S. We are especially focused on increasing instant ticket penetration in both underpenetrated and new jurisdictions, particularly in Asia, South/Latin America and Eastern/Central Europe. In Greece, we recently submitted an expression of interest to operate a new instant ticket lottery through a consortium comprised of us and three other lottery and gaming companies.

  Lottery Systems

        Based on third-party data, our Lottery Systems customers' total draw game retail sales in the U.S. increased approximately 0.1% in 2011 compared to 2010. In 2011, our service revenue in the U.S. was flat, reflecting this improvement in retail sales offset by lost contracts in New Hampshire and Vermont as of June 30, 2010. The level of jackpots of the Powerball and Mega Millions multi-state draw lottery games impact our service revenues. In 2011, U.S. lottery directors authorized certain changes to the Powerball game, including an increase in the ticket price to $2, which became effective on January 15, 2012. The increase in the Powerball ticket price potentially provides an impetus for sales growth in draw lottery retail sales. Our service revenue is also impacted by increases or decreases in retail sales of instant tickets where we provide the instant ticket validation services as part of a lottery systems contract.

        We are the exclusive instant ticket validation network provider to the CSL. Instant ticket retail sales of the CSL increased approximately 21% in 2011 compared to 2010. We believe the increase is a result of our strategic initiatives related to our China operations, which focus on accelerating growth through the offering of higher price-point instant tickets, such as the launch of a 30RMB ticket in the third quarter of 2011, the expansion of the retailer and validation network, the introduction of tickets with licensed brands such as the NBA and advertising campaigns to build brand awareness. We also continue to focus on the pursuit of additional distribution channels. The rate we receive on retail sales under our China instant ticket validation contract decreased by 0.2% in January 2011, decreased by an additional 0.1% in January 2012 and is scheduled to decrease an additional 0.1% in January 2014. To the extent we are not able to continue to offset these rate reductions by retail sales growth, our revenue and gross margin from this contract may be adversely affected.

        Our lottery system sales revenue is non-recurring and generated primarily outside the U.S.

        We have recently seen an increase in bidding opportunities to provide central monitoring and control systems for video gaming networks, particularly in jurisdictions in North America, as these jurisdictions pursue VLTs as an opportunity to address budget deficits. We believe that this could be an attractive growth opportunity for the Company in the coming years. On January 3, 2012, we signed a contract to design, implement and administer our sixth generation AEGIS-Video™ Central Communication System (CCS) for the Illinois Gaming Board. Under the terms of the contract, we will provide real-time communication and control between every licensed video gaming terminal in the State of Illinois, as well as day-to-day management of the operation of the CCS and service throughout the State. The contract was awarded through a competitive procurement process, has an initial term of six years and may be extended by mutual agreement up to four additional years. Beginning in 2012, we expect that our results of operations will be impacted as a result of this contract.

  Gaming

        Our Gaming segment included the Racing Business prior to its sale to Sportech on October 5, 2010. Due to the Company's continued involvement with Sportech, including our equity interest in Sportech, the disposal of the Racing Business did not qualify as discontinued operations and was not reflected as such in our Consolidated Statements of Operations. The comparability of our results of operations during 2011 was affected by the sale of the Racing Business.

        The LBO sector of the U.K. gaming industry is highly competitive and concentrated to approximately four large LBO operators in the U.K. In 2010, Global Draw began migrating its server-based gaming machines to a new back-end technology platform and rolling out this new technology to its U.K. customers. Global Draw completed the U.K. migration in the second quarter of 2011. Net win per machine increased in 2011 compared to 2010, which we believe was attributable in part to the new technology platform. We began migrating server-based gaming machines located outside the U.K. to the new technology platform during the third quarter of 2011.

        In 2011, we completed the installation of gaming machines for the entire Ladbrokes LBO estate in accordance with the four-year contract that was awarded to us in 2010. The roll-out of gaming machines for Ladbrokes represented a significant portion of the increase in our installed gaming machine base from 22,000 at December 31, 2010 to 35,700 at December 31, 2011. Our 2011 operating results reflect an increase in revenue resulting from our higher installed base of gaming machines. In January 2012, William Hill PLC, a U.K. bookmaker, awarded a contract to one of our principal competitors (currently the supplier for a majority of gaming machines for William Hill) for the sole supply of gaming machines to William Hill's LBOs following the expiration of our gaming machine supply contract with William Hill in March 2012. The loss of this contract will impact our operating results in 2012.

        On September 23, 2011, we completed the acquisition of Barcrest, a leading supplier of games, gaming content, gaming platforms and systems to gaming operators and venues in the U.K. and in continental Europe. Barcrest is being integrated with our existing gaming business. The comparability of our 2011 results of operations was, and the comparability of our 2012 results of operations will be, affected by the acquisition.

        In January 2012, following a comprehensive strategic review, we announced our exit from the Barcrest analog AWP machine business in order to focus our game design and other resources solely on a digital server-based model. We also reorganized the Games Media digital supply business to more effectively capitalize on the Barcrest acquisition. In 2011, we recorded approximately $1.0 million of employee termination and restructuring costs associated with the integration of Barcrest. We expect that our operating results may be impacted in the first half of 2012 by increased employee termination and restructuring costs of approximately $4.0 million to $6.0 million resulting from our exit from the analog Barcrest AWP business and the reorganization of Games Media.

        In late 2010, the U.K. government announced its intention to change the taxation of gaming machines by introducing a new a new machine games duty, or MGD, that would replace both the currently applicable amusement machine license duty and value-added tax. A consultation process between the government and industry representatives regarding the announced tax changes is ongoing. The rates of MGD will be determined as part of the normal budget process. The tax changes are expected to be implemented in February 2013. Although we cannot predict the precise effect of these tax changes on our U.K. gaming machine business, which will depend in large part on the rates of the MGD, these tax changes could potentially have an overall negative impact on this business.

        We continue to seek to expand our wide-area gaming deployments of server-based gaming machines and systems outside the U.K. into jurisdictions including the Caribbean, Mexico, Lithuania, Puerto Rico, and Poland. In addition, the acquisition of Barcrest provided us with entry into the Czech and Italy wide area gaming sectors. As of December 31, 2011, we had approximately 6,500 gaming machines deployed outside the U.K.

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

        We adopted these amendments to the ASC on January 1, 2011 on a prospective basis as applicable to our revenue generated from licensing branded properties that are coupled with a service component, where we also purchase and distribute prizes on behalf of lottery authorities. The impact of these accounting changes was not material to our consolidated financial statements.

        In May 2011, the FASB issued guidance to amend the accounting and disclosure requirements on fair value measurements. The new guidance limits the highest-and-best-use measure to nonfinancial assets, permits certain financial assets and liabilities with offsetting positions in market or counterparty credit risks to be measured at a net basis, and provides guidance on the applicability of premiums and discounts. Additionally, the new guidance expands the disclosures on Level 3 inputs by requiring quantitative disclosure of the unobservable inputs and assumptions, as well as description of the valuation processes and the sensitivity of the fair value to changes in unobservable inputs. We adopted the new guidance on January 1, 2012.

        In June 2011, the FASB issued guidance on presentation of comprehensive income. The new guidance eliminates the current option to report other comprehensive income and its components in the statement of changes in equity. Instead, an entity will be required to present net income and other comprehensive income either in one continuous statement or in two separate but consecutive statements. The new guidance was adopted on January 1, 2012 and will impact our financial statement presentation of comprehensive income for the period ending March 31, 2012 and the prior-year period that will be reflected in our Form 10-Q that we will file for the period ending March 31, 2012. The new guidance also requires presentation of reclassification adjustments from other comprehensive income to net income on the face of the financial statements. However, the effective date pertaining to this requirement was deferred by the update issued by FASB in December 2011.

        In September 2011, the FASB issued guidance on testing goodwill for impairment. The new guidance provides an entity the option to first perform a qualitative assessment to determine whether it is more likely than not that the fair value of a reporting unit is less than its carrying amount. If an entity determines that this is the case, it is required to perform the currently prescribed two-step goodwill impairment test to identify potential goodwill impairment and measure the amount of goodwill impairment loss to be recognized for that reporting unit (if any). If an entity determines the fair value of a reporting unit is less than its carrying amount, the two-step goodwill impairment test is required. We will apply the new guidance to our December 31, 2012 annual goodwill impairment valuation.

CONSOLIDATED RESULTS—(in thousands)

				Favorable (Unfavorable) (in millions)
	2011	2010	2009	2011 vs 2010		2010 vs 2009
Revenue:
Instant tickets	$493,275	$465,090	$453,238	$28.2	6%	$11.9	3%
Services	331,701	363,138	410,014	(31.4)	(9)%	(46.9)	(11)%
Sales	53,746	54,271	64,497	(0.5)	(1)%	(10.2)	(16)%

Total Revenue	878,722	882,499	927,749	(3.8)	0%	(45.3)	(5)%
Operating expenses:
Cost of instant tickets (1)	281,565	270,787	270,836	10.8	4%	0.0	0%
Cost of services (1)	171,374	206,034	234,093	(34.7)	(17)%	(28.1)	(12)%
Cost of sales (1)	38,340	38,045	44,539	0.3	1%	(6.5)	(15)%
Selling, general and administrative expenses	183,022	158,500	168,248	24.5	15%	(9.7)	(6)%
Write-down of assets held for sale	—	8,029	54,356	(8.0)	(100)%	(46.3)	(85)%
Employee termination and restructuring costs	1,997	602	3,920	1.4	232%	(3.3)	(85)%
Depreciation and amortization	118,603	141,766	151,784	(23.2)	(16)%	(10.0)	(7)%

Operating income (loss)	83,821	58,736	(27)	25.1	43%	58.8	(217641)%
Other (income) expense:
Interest expense	104,703	101,613	87,498	3.1	3%	14.1	16%
Earnings from Equity Investments	(29,391)	(49,090)	(59,220)	19.7	(40)%	10.1	(17)%
Loss on early extinguishment of debt	4,185	2,932	(4,829)	1.3	43%	7.8	(161)%
Other	911	8,594	2,856	(7.7)	(89)%	5.7	201%

	80,408	64,049	26,305	16.4	26%	37.7	143%

Net income (loss) before income tax expense	3,413	(5,313)	(26,332)	8.7	(164)%	21.0	(80)%
Income tax expense	15,983	143,888	13,547	(127.9)	(89)%	130.3	962%

Net loss	$(12,570)	$(149,201)	$(39,879)	$136.6	(92)%	$(109.3)	274%

(1)
Exclusive of depreciation and amortization.

Year Ended December 31, 2011 Compared to Year Ended December 31, 2010

Revenue Analysis

        The decrease in our consolidated revenue was principally due to the sale of the Racing Business, which generated $83.8 million in revenue in 2010. The decrease in consolidated revenue was offset by increases in each of our categories of revenue from our core businesses and the acquisition of Barcrest, which increased our consolidated revenues by $14.3 million. The increase in our instant ticket revenue reflected increased revenue from both our domestic and international businesses driven by increases in retail sales and higher sales of licensed products, including our multi-state games. The decrease in service revenue of $31.4 million in 2011 included the impact of service revenue related to the Racing Business of $76.0 million. The decrease in our service revenue was offset by increases in our service revenue from international Lottery Systems of $4.9 million, the expansion of our Global Draw U.K. LBO business resulting in increased service revenue of $29.6 million, and $6.9 million from the acquisition of Barcrest. The decrease in our sales revenue in 2011 included the impact of the sale of the Racing Business, resulting in a decrease of $7.8 million which was predominantly offset by increased sales resulting from the acquisition of Barcrest. Our consolidated revenue includes a favorable impact of foreign currency translation of $12.0 million.

Operating Expenses

Cost of Revenues

        Consolidated cost of revenues decreased in 2011 versus 2010 reflecting the decrease in consolidated revenue for the same period, as well as achievement of our cost reduction and efficiency efforts. Our cost of instant tickets increased 4% in 2011 versus 2010 compared to an increase in instant ticket revenue of 6% for the same period. Cost of services decreased 17% in 2011 versus 2010 compared to a decrease in service revenue of 9% for the same period. Cost of sales increased by 1% in 2011 versus 2010 compared to a 1% decrease in sales revenue for the same period.

Selling, General and Administrative Expense ("SG&A")

        The increase in our SG&A reflected increased headcount and incentive compensation expense of $11.1 million relating to support of our strategic growth initiatives and an accrual of $4.3 million for potential compensation related to our Asia-Pacific Plan. The increase also reflected $9.9 million of higher acquisition-related due diligence and advisory fees and expenses related to a customer claim, increase in expense of $2.1 million resulting from the acquisition of Barcrest and an increase of $2.0 million to support expansion of China operations. We also incurred an increase in expense of $2.0 million to support the expansion of the Global Draw business, an increase in professional fees of $1.8 million during 2011 primarily related to our financing activities and the impact of foreign currency translation of $1.8 million. The increases were partially offset by lower expenses of $9.3 million due to the sale of the Racing Business, lower costs of $2.2 million as a result of the costs incurred in 2010 related to the Italian instant ticket concession tender and lower stock-based compensation expense of $1.3 million.

Write-down of Assets Held for Sale

        The write-down of assets held for sale of $8.0 million included in the year ended December 31, 2010 was the result of valuing the held for sale assets of the Racing Business at fair market value less the estimated costs to sell prior to its sale on October 5, 2010.

Employee Termination and Restructuring Costs

        Employee termination and restructuring costs in 2011 and 2010 were a result of our cost reduction initiatives related to Global Draw's migration to a new back-end technology platform and the integration of Barcrest into the gaming divisions.

Depreciation and Amortization Expense

        Depreciation and amortization expenses decreased in 2011 primarily due to the long-lived asset impairments related to underperforming Lottery Systems contracts and obsolete equipment recorded in 2010 and accelerated depreciation expense from Global Draw recorded in 2010 on existing technology as we migrated to a new platform that did not repeat to the same extent in 2011.

Other Income and Expenses

        Interest expense increased from 2010 to 2011 primarily due to the issuance of our 8.125% senior subordinated notes due 2018 (the "2018 Notes") and the retirement of the 2012 Notes in 2010.

        Loss on early extinguishment of debt of $4.2 million in 2011 was the result of the write-off of deferred financing fees related to the August 25, 2011 credit agreement amendment. Loss on early extinguishment of debt of $2.9 million for the year ended December 31, 2010 was the result of the write-off of debt-related costs related to the purchase of $187.1 million in aggregate principal amount of the Company's 2012 Notes and a prepayment on a portion of the outstanding borrowings under the term loan facilities under the Company's credit agreement.

        Earnings from equity investments for 2011 decreased from 2010, which was primarily related to a decline in earnings from our equity investment in LNS of $20.8 million. The Company's share of earnings from LNS is reported on an after-tax basis (it was previously reported on a pre-tax basis under the prior equity investment, CLN) and reflects the amortization of a portion of the upfront fees for the new concession, which together reduced our earnings from our equity investment by approximately $34.8 million. The decrease was partially offset by an increase in earnings from our equity investment in CSG of $4.9 million.

        In 2010, we incurred a loss on foreign currency forward contracts related to the Italian instant ticket concession tender of $12.6 million. The foreign currency forward contracts were settled in 2010.

Income Tax Expense

        Income tax expense was $16.0 million for the year ended December 31, 2011 compared to $143.9 million for the year ended December 31, 2010. The effective income tax rates for the years ended December 31, 2011 and 2010 were 468.7% and (2,708.9)%, respectively. During the year ended December 31, 2010, we recorded a valuation allowance of $149.6 million against our U.S. deferred tax assets. The income tax expense in 2011 was primarily attributable to income tax expense in our foreign jurisdictions. The effective tax rate for 2011 does not include the benefit of the 2011 U.S. pre-tax loss as a result of the valuation allowance against our U.S. deferred tax assets.

Year Ended December 31, 2010 Compared to Year Ended December 31, 2009

Revenue Analysis

        The decrease in consolidated revenue in 2010 reflected lower revenue of $24.9 million due to the sale of the Racing Business on October 5, 2010. The decrease in consolidated revenue was offset by an increase in our instant ticket revenue primarily due to higher sales under our domestic and international CSP contracts and international POS contracts and increased sales of licensed products. The decrease in service revenue in 2010 included the impact from the sale of the Racing Business of

$29.2 million. Service revenue also decreased in 2010 due to terminated Lottery Systems contracts in the U.S., lower revenue from Gaming due to revised contracts in the U.K. and lower revenue from our Austrian over-the-counter business. Our sales revenue decreased $10.2 million in 2010 compared to 2009, primarily due to lower international hardware and software sales, offset by increased hardware and software sales of $4.2 million from the Racing Business prior to its sale on October 5, 2010.

Operating Expenses

Cost of Revenues

        Consolidated cost of revenue decreased in 2010 versus 2009 consistent with the decrease in consolidated revenue for the same period, as well as improved cost reduction and efficiency efforts. Our cost of instant tickets was flat in 2010 versus 2009 compared to an increase in instant ticket revenue of 3% for the same period. Cost of services decreased 12% in 2010 versus 2009 compared to a decrease in service revenue of 11% for the same period. Cost of sales decreased 15% in 2010 versus 2009 compared to a 16% decrease in sales revenue for the same period.

SG&A

        The decrease in SG&A was principally the result of lower stock-based compensation expense of $11.8 million, lower selling and administrative expenses of $3.8 million due to the sale of the Racing Business and lower consulting and other professional service expenses of $5.8 million, partially offset by higher legal fees and proposal costs of $4.9 million, higher incentive compensation costs of $4.3 million and recognition of an earn out of $2.3 million related to an acquisition completed in 2004.

Write-down of Assets Held for Sale

        The write-down of assets held for sale of $8.0 million included in 2010 was the result of valuing the held for sale assets of the Racing Business at fair market value less the estimated costs to sell prior to its sale on October 5, 2010.

Employee Termination and Restructuring Costs

        Employee termination costs of $0.6 million for 2010 decreased $3.3 million from 2009. Employee termination costs of $3.9 million for 2009 were a result of our cost reduction efforts.

Depreciation and Amortization Expense

        Depreciation and amortization expense decreased due to the impairment of long-lived assets recorded in 2010 of $17.5 million related to underperforming Lottery Systems contracts, offset by a reduction in depreciation expense of $24.7 million due to impairment of long-lived assets recorded in 2009 related to underperforming Lottery Systems contracts. In addition, the held for sale accounting treatment of the Racing Business prior to its sale on October 5, 2010 resulted in lower depreciation expense of $19.2 million. The decreases were partially offset by accelerated depreciation expense of approximately $8.3 million recorded on existing technology as Global Draw migrated to a new platform beginning in 2010. In addition, in 2010, we recorded impairments of long-lived assets totaling $5.5 million related to obsolete equipment.

Other Income and Expenses

        The increase in interest expense was attributable to a net increase in outstanding debt from December 31, 2009 of $1,367.1 million to $1,396.7 million as of December 31, 2010 as well as an increase in the weighted average interest rate on fixed rate debt. The increase in debt was partially offset by a decline in LIBOR rates. See Note 8 (Long-Term and Other Debt) to our Consolidated Financial Statements for additional information related to our debt.

        The decrease in earnings from equity investments was primarily due to lower equity in earnings of from our equity investment in LNS/CLN of $10.3 million as a result of lower sales of instant lottery tickets by LNS/CLN during the tender process for the new instant ticket concession, recording earnings on an after-tax basis in the fourth quarter of 2010 rather than on a pre-tax basis as we had done historically and the amortization of the associated upfront fees, which reduced our equity in earnings by approximately $8.0 million during 2010.

        Loss on early extinguishment of debt of $2.9 million in 2010 was the result of the write-off of debt-related costs related to the purchase of $187.1 million in aggregate principal amount of the 2012 Notes and a prepayment on a portion of the outstanding borrowings under the term loan facilities under the Company's credit agreement.

        Other expense in 2010 of $8.6 million increased by $5.7 million from other expense of $2.9 million in 2009. The increase was primarily due to the net loss on foreign currency forward contracts related to our hedging of the upfront fees for the new Italian instant ticket concession.

Income Tax Expense

        Income tax expense was $143.9 million for 2010 compared to $13.5 million for 2009. The effective income tax rates for 2010 and 2009 were (2,708.9)% and (51.5)%, respectively. During 2010, we recorded a valuation allowance of $149.6 million against our U.S. deferred tax assets and this valuation allowance caused the effective tax rate for 2010 to be greater than the effective tax rate for the comparable year period.

BUSINESS SEGMENTS RESULTS

PRINTED PRODUCTS

				Favorable (Unfavorable) (in millions)
	2011	2010	2009	2011 vs 2010		2010 vs 2009
Revenue:
Instant tickets	$493,275	$465,090	$453,238	$28.2	6%	$11.9	3%
Services	—	—	—	0.0	—	0.0	—
Sales	9,664	9,222	13,374	0.4	5%	(4.2)	(31)%

Total Revenue	502,939	474,312	466,612	28.6	6%	7.7	2%
Operating expenses:
Cost of instant tickets (1)	281,565	270,787	270,836	10.8	4%	(0.0)	0%
Cost of services (1)	—	—	—	0.0	—	0.0	—
Cost of sales (1)	5,928	6,981	8,923	(1.1)	(15)%	(1.9)	(22)%
Selling, general and administrative expenses	49,269	46,894	37,411	2.4	5%	9.5	25%
Employee termination and restructuring costs	—	—	2,016	0.0	—	(2.0)	(100)%
Depreciation and amortization	32,746	33,303	32,982	(0.6)	(2)%	0.3	1%

Operating income	$133,431	$116,347	$114,444	$17.1	15%	$1.9	2%

(1)
Exclusive of depreciation and amortization.

Year Ended December 31, 2011 Compared to Year Ended December 31, 2010

Revenue Analysis

        Instant ticket revenue reflected higher revenue of $17.1 million from U.S. customers primarily from our POS and CSP contracts, including our CSP agreement with Northstar, and sales of higher price-point games resulting in higher lottery retail sales. The growth in our U.S. instant ticket revenue in 2011 was also attributable to our successful introduction of the multi-state Wheel of Fortune® licensed game in the second quarter of 2011.

        The increases in the U.S. were offset by lower U.S. PPK contract revenue primarily due to timing of orders as a result of contract revisions and increased competition where we are not the exclusive instant ticket supplier. Our international revenue increased $5.0 million primarily due to growth in revenue from our European CSP and POS contracts and higher price-point games, offset by a decrease in PPK contract revenue due in part to the loss of our Lotto West contract in 2011. Revenue also increased as a result of favorable foreign currency translation of $6.0 million. Printed Products sales revenue primarily includes phone cards sales.

Operating Income

        Operating income increased in 2011 compared to 2010 due to a higher and more profitable mix of revenue offset by an increase in SG&A expenses primarily due to non-recurring expenses related to a contract dispute.

Year Ended December 31, 2010 Compared to Year Ended December 31, 2009

Revenue Analysis

        The increase in instant ticket revenue was primarily due to an increase in revenue of $8.5 million from our U.S. and European CSP contracts, attributable to our CSP contracts in Arkansas (effective September 2009) and Puerto Rico (effective December 2009), partially offset by our lost CSP contracts in Ohio (ended June 2009) and Arizona (ended January 2010). Instant ticket revenue also increased $5.8 million due to the conversion of a U.K. contract to a POS contract in the prior-year period, increases from our U.S. instant ticket business and a full year of revenue from our Properties Plus contract with Arkansas that began in the fourth quarter of 2009 and an increase in our international licensing revenue. The increase in revenue was partially offset by lower international sales of instant lottery tickets of $6.4 million and lower sales of tickets to CLN and LNS of $8.6 million. Revenue also increased as a result of favorable foreign currency translation of $5.7 million. The decrease in sales revenue was impacted by a decline in phone card sales.

Operating Income

        Operating income increased in 2010 compared to 2009 due to higher and more profitable mix of revenues and a decrease in employee termination costs recorded in 2009 that did not repeat in 2010. Operating income was negatively impacted by higher SG&A costs primarily attributable to higher incentive compensation expense, increased legal fees and increased costs related to the new Italian instant ticket tender offer in 2010.

LOTTERY SYSTEMS

				Favorable (Unfavorable) (in millions)
	2011	2010	2009	2011 vs 2010		2010 vs 2009
Revenue:
Instant tickets	$—	$—	$—	$—	—	$—	—
Services	205,801	199,439	211,015	6.4	3%	(11.6)	(5)%
Sales	36,528	36,597	46,372	(0.1)	0%	(9.8)	(21)%

Total Revenue	242,329	236,036	257,387	6.3	3%	(21.4)	(8)%
Operating expenses:
Cost of instant tickets (1)	—	—	—	0.0	—	0.0	—
Cost of services (1)	109,016	104,274	110,660	4.7	5%	(6.4)	(6)%
Cost of sales (1)	25,134	25,716	32,619	(0.6)	(2)%	(6.9)	(21)%
Selling, general and administrative expenses	23,713	22,973	22,769	0.7	3%	0.2	1%
Employee termination and restructuring costs	—	—	125	0.0	—	(0.1)	(100)%
Depreciation and amortization	46,891	64,979	68,902	(18.1)	(28)%	(3.9)	(6)%

Operating income	$37,575	$18,094	$22,312	$19.5	108%	$(4.2)	(19)%

(1)
Exclusive of depreciation and amortization.

Year Ended December 31, 2011 Compared to Year Ended December 31, 2010

Revenue Analysis

        The increase in Lottery Systems service revenue reflected service revenue from U.S. customers that was flat year over year and approximately $4.9 million of increased revenue from international customers. In the U.S., instant ticket validation service revenue increased, offset by lost contracts in New Hampshire and Vermont which both ended June 30, 2010. The increase in international revenue reflected higher instant ticket validation revenues from the CSL of $2.5 million and an increase in service revenue of $2.5 million from other international customers. Revenue also increased $1.7 million as a result of favorable foreign currency translation. Lottery systems sales revenue was flat in 2011 compared to 2010.

Operating Income

        Operating income increased primarily due to the $18.1 million lower depreciation and amortization expense as a result of the long-lived asset impairments recorded in 2010 that did not repeat in 2011.

Year Ended December 31, 2010 Compared to Year Ended December 31, 2009

Revenue Analysis

        The decrease in Lottery Systems service revenue was primarily due to contract losses in West Virginia (ended June 2009), South Dakota (ended August 2009) and Vermont and New Hampshire (both ended June 30, 2010) resulting in lower revenue of approximately $9.4 million, lower international revenue of $3.9 million and the negative impact of foreign currency translation of $0.9 million. The decrease was partially offset by higher instant ticket validation revenue from the CSL of $2.6 million. The decrease in lottery system sales revenue was primarily due to a decline in hardware sales outside of the U.S. of $15.4 million as compared to the prior year and the negative impact of foreign currency translation of $1.0 million, partially offset by an increase in hardware sales in the U.S. of $6.5 million.

Operating Income

        Operating income decreased as a result of the decrease in revenue, offset by a decrease in depreciation and amortization expense due to long-lived asset impairments recorded in 2009 that did not repeat to the same extent in 2010.

GAMING

				Favorable (Unfavorable) (in millions)
	2011	2010	2009	2011 vs 2010		2010 vs 2009
Revenue:
Instant tickets	$—	$—	$—	$—	—	$—	—
Services	125,900	163,699	198,999	(37.8)	(23)%	(35.3)	(18)%
Sales	7,554	8,452	4,751	(0.9)	(11)%	3.7	78%

Total Revenue	133,454	172,151	203,750	(38.7)	(22)%	(31.6)	(16)%
Operating expenses:
Cost of instant tickets (1)	—	—	—	0.0	—	0.0	—
Cost of services (1)	62,358	101,760	123,433	(39.4)	(39)%	(21.7)	(18)%
Cost of sales (1)	7,278	5,348	2,997	1.9	36%	2.4	78%
Selling, general and administrative expenses	16,408	20,518	24,923	(4.1)	(20)%	(4.4)	(18)%
Write-down of assets held for sale	—	8,029	54,356	(8.0)	(100)%	(46.3)	(85)%
Employee termination and restructuring costs	1,997	602	433	1.4	232%	0.2	39%
Depreciation and amortization	38,435	42,983	49,224	(4.5)	(11)%	(6.2)	(13)%

Operating (loss) income	$6,978	$(7,089)	$(51,616)	$14.1	(198)%	$44.5	(86)%

(1)
Exclusive of depreciation and amortization.

Year Ended December 31, 2011 Compared to Year Ended December 31, 2010

Revenue Analysis

        The decrease in service revenue was primarily due to the sale of the Racing Business, resulting in a decrease of $76.0 million. The decrease was partially offset by increased revenue of $29.6 million primarily from the expansion of Global Draw's terminal base, higher net win per terminal, $6.9 million from the acquisition of Barcrest on September 23, 2011 and higher revenue of $3.2 million due to favorable foreign currency translation. Sales revenue was lower due to a decrease of $7.8 million from the sale of the Racing Business, partially offset by terminal sales to Barcrest customers.

Operating Income

        Operating income increased in part due to the sale of the Racing Business resulting in a more profitable mix of revenue and a decrease in SG&A costs of $9.3 million. The decrease in SG&A was partially offset by an increase of $4.1 million primarily due to the acquisition of Barcrest and expansion of the Global Draw business during 2011. Employee termination costs increased in 2011 primarily related to Global Draw's migration to a new back-end technology platform and the integration of Barcrest. The write down of assets held for sale of $8.0 million recorded in 2010 was the result of valuing the held for sale assets of the Racing Business prior to its sale on October 5, 2010. Depreciation expense decreased due in part to the accelerated depreciation and amortization expense in 2010 and impairments of long-lived assets in 2010 related to obsolete equipment.

Year Ended December 31, 2010 Compared to Year Ended December 31, 2009

Revenue Analysis

        The decrease in service revenue was principally due to the sale of the Racing Business, resulting in a decrease of $29.2 million. Global Draw revenue decreased $6.1 million, primarily due to lower revenue from our Austrian over-the-counter business of $4.1 million, lower revenue of $7.2 million from revised contract terms in the U.K., lower revenue from independent betting shops of $1.2 million and lower revenue from Games Media of $1.6 million. The decreases were offset by higher revenue of $8.6 million from expansion of the U.K. LBO business. Sales revenue increased primarily due to increased hardware and software sales from the Racing Business prior to its sale on October 5, 2010.

Operating Income

        Operating income increased primarily due to the sale of the Racing Business resulting in lower SG&A expenses, lower depreciation and amortization expenses, and a decrease of $46.3 million in the write-down of assets held for sale year-over-year.

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

        Revenue from licensed branded property coupled with a service component whereby we purchase and distribute merchandise prizes on behalf of the lottery authorities to identified winners is recognized pursuant to ASU 2009-13, Revenue Recognition (Topic 605): Multiple-Deliverable Revenue Arrangements. Under ASU 2009-13, two deliverables in this arrangement, the license and the merchandising services, become separate units of accounting. We then allocate revenue to the deliverables based on their relative selling prices. Revenue allocated to the license is recognized when the use of the licensed brand is permitted, typically when the contract is signed. Revenue allocated to the merchandising services is recognized on a proportional performance method as this method best reflects the pattern in which the obligations of the merchandising services to the customer are fulfilled. A performance measure is used based on total estimated cost allocated to the merchandising services. By accumulating costs for services as they are incurred, and dividing such costs by the total costs of merchandising services which is estimated based on a budget prior to contract inception, a percentage is determined. The percentage determined is applied to the revenue allocated to the merchandising services and that proportionate amount of revenue is recognized on a monthly basis.

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

Stock-based compensation

        We measure compensation cost for stock awards at fair value and recognize compensation over the service period for awards expected to vest. The fair value of restricted stock units is determined based on the number of shares granted and the quoted price of our common stock and the fair value of stock options are determined using the Black-Scholes valuation model. The estimation of stock-based awards that will ultimately vest requires judgment and, to the extent actual results or updated estimates differ from our current estimates, such amounts will be recorded as a cumulative adjustment in the period estimates are revised. We consider many factors when estimating expected forfeitures, including types of awards, employee class, and historical experience. Actual results and future changes in estimates may differ substantially from our current estimates.

        We may grant certain stock-based awards that are contingent upon the Company achieving certain financial performance targets. Upon determining the performance target is probable, the fair value of the award is recognized over the service period, subject to potential adjustment.

Valuation of long-lived and intangible assets and goodwill

        We assess the recoverability of long-lived assets and intangible assets whenever events or changes in circumstances indicate that the carrying value of the asset may not be recoverable. We assess the impairment of goodwill annually or more frequently if events or changes in circumstances indicate the carrying value of goodwill may not be recoverable. The Company has three reporting units: Printed Products; Lottery Systems; and Gaming. Factors we consider important that could trigger an impairment review include:

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

        Our annual impairment valuation as of December 31, 2011 produced estimated fair values of equity for our reporting units in excess of the carrying value of equity. In each case, the estimated fair value of the reporting unit substantially exceeded the carrying value. Accordingly, we do not believe that any of our reporting units were at risk of failing step one of the goodwill impairment test as of December 31, 2011.

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

        Certain items of income and expense are not reported in tax returns and financial statements in the same year. The tax effect of such temporary differences is reported as deferred income taxes. The measurement of deferred tax assets is reduced, if necessary, by the amount of any tax benefits that, based on available evidence, are not expected to be realized. The Company establishes a valuation allowance for deferred tax assets for which realization is not likely. At December 31, 2011, the Company has a valuation allowance of $236.3 million recorded against the benefit of certain deferred tax assets of foreign and domestic subsidiaries.

        The Company operates within multiple taxing jurisdictions and in the normal course of business is examined in various jurisdictions. The reversal of the accruals is recorded when examinations are completed, statutes of limitation are closed or tax laws are changed.

LIQUIDITY, CAPITAL SOURCES AND WORKING CAPITAL

Sources of Liquidity

        At December 31, 2011, our principal sources of liquidity were cash and equivalents and amounts available under our revolving credit facility discussed below under "—Credit Agreement and Other Debt."

        At December 31, 2011, our available cash and equivalents and borrowing capacity totaled $296.1 million (including cash and cash equivalents of $104.4 million and availability of $191.7 million under the revolving credit facility) compared to $258.6 million at December 31, 2010 (including cash and cash equivalents of $124.3 million and availability of $134.3 million under our $250.0 million revolving credit facility). There were no borrowings outstanding; however, we had $58.3 million in outstanding letters of credit as of December 31, 2011, which reduces our available borrowings under our revolving credit facility. The amount of our available cash and equivalents fluctuates principally based on borrowings or repayments under our credit facilities, investments, acquisitions and changes in our working capital position. Our borrowing capacity under the revolving credit facility will depend on outstanding borrowings and letters of credit issued under the revolving credit facility and will depend on us remaining in compliance with the limitations imposed by our credit agreement, including the maintenance of our financial ratios and other covenants. We were in compliance with all covenants under our credit agreement as of December 31, 2011.

        We believe that our cash flow from operations, available cash and equivalents and available borrowing capacity under our revolving credit facility will be sufficient to meet our liquidity needs for the foreseeable future; however, there can be no assurance that this will be the case. We believe that substantially all cash held outside the U.S. is free from legal encumbrances or similar restrictions that would prevent it from being available to meet the Company's global liquidity needs. The Company's intention is to reinvest undistributed earnings of foreign subsidiaries and current plans do not indicate a need to repatriate earnings of foreign subsidiaries to fund operations in the U.S.

        Total cash held by our foreign subsidiaries was $81.5 million as of December 31, 2011. To the extent that a portion of our foreign cash were required to meet liquidity needs in the U.S. (which we do not currently anticipate), we might incur a tax liability, the timing and amount of which would depend on a variety of factors. A significant amount of the cash held by our foreign subsidiaries as of December 31, 2011 could be transferred to the U.S. as repayments of intercompany loans and we have significant foreign tax credit carryovers that would be available to reduce any potential U.S. tax liability.

        Our contracts are periodically subject to renewal and there can be no assurance that we will be successful in sustaining our cash flow from operations should our existing contracts not be renewed, be renewed on less favorable terms, or through the addition of new contracts. In addition, lottery customers in the United States generally require service providers to provide performance bonds in connection with each state contract. As of December 31, 2011, our aggregate outstanding performance bonds were $206.9 million. Our ability to obtain performance bonds on commercially reasonable terms is subject to the Company's financial condition and by prevailing market conditions, which may be impacted by economic and political events. Although we have not experienced difficulty in obtaining such bonds to date, there can be no assurance that we will continue to be able to obtain performance bonds on commercially reasonable terms or at all. If we need to refinance all or part of our indebtedness, on or before maturity, or provide letters of credit or cash in lieu of performance bonds, there can be no assurance that we will be able to obtain new financing or to refinance any of our indebtedness, on commercially reasonable terms or at all.

Cash Flow Summary—A Three Year Comparative

Years Ended December 31,	2011	2010	2009	2011 vs 2010	2010 vs 2009
Net cash provided by operating activities	$171.1	$170.6	$220.1	$0.5	$(49.5)
Net cash used in investing activities	(161.1)	(287.6)	(188.2)	126.5	(99.4)
Net cash (used in) provided by financing activities	(24.6)	(9.8)	92.1	(14.8)	(101.9)
Effect of exchange rates on cash and cash equivalents	(5.2)	(9.0)	0.4	3.8	(9.4)

Increase (decrease) in cash and cash equivalents	$(19.8)	$(135.8)	$124.4	$116.0	$(260.2)

Cash flows from operating activities

        Cash flow from operating activities in 2011 was relatively consistent with levels in 2010 as working capital and net loss exclusive of non-cash charges were consistent between years.

        Cash flows from operating activities decreased $49.5 million in 2010. The decrease in 2010 was primarily due to an increase in net loss. This increase in net loss was due primarily to the change in deferred income taxes due to a valuation allowance in 2010. This was partially offset by a non-cash loss recorded in 2009 related to the sale of racing.

Cash flows from Investing activities

        Net cash used in investing activities decreased in 2011. Capital expenditures totaled $8.6 million in 2011 compared to $9.4 million in 2010. Wagering system expenditures, including software and intangible expenditures totaled $83.3 million in 2011, compared to $99.3 million in 2010, primarily due to decreased contract capital requirements for our lottery and gaming systems in 2011 compared to 2010. Our net cash used for equity investments decreased due to our cash investment made in LNS in 2010 of $203.2 million compared to our cash investment in Northstar and ITL during 2011 totaling $12.0 million and $23.8 million, respectively. We also received return of capital payments totaling $17.8 million from LNS during 2011. We acquired Barcrest on September 23, 2011 for approximately $48.4 million and we received cash proceeds of $35.9 million from the sale of the Racing Business on October 5, 2010.

        Net cash used in investing activities increased in 2010 compared to the prior year. Capital expenditures totaled $9.4 million in the year 2010, compared to $12.9 million in the prior year. Wagering system expenditures, including software expenditures, totaled $99.3 million in the year ended December 31, 2010, compared to $98.6 million in the prior year. The wagering expenditures primarily related to the Indiana lottery contract and gaming terminals related to Global Draw and Games Media. Our cash used in equity method investments in 2010 reflected the investment in LNS of $203.2 million. Our cash used in business acquisitions decreased in 2010 from 2009. We acquired Sceptre Leisure Solutions Limited and GameLogic during 2010 for an aggregate of $12.5 million. Net cash used in investing activities was partially offset by net cash proceeds received of approximately $35.9 million from the sale of the Racing Business.

Cash flows from financing activities

        Net cash used in financing activities in 2011 reflected repayments under the Credit Agreement and fees associated with amendments to the Credit Agreement (as defined below).

        Net cash used in financing activities in 2010 reflected the borrowings and repayments under the Credit Agreement and in connection with the issuance of the 2018 Notes, as well as repurchases of stock.

Credit Agreement and Other Debt

Credit Agreement

        We are party to a credit agreement, dated as of June 9, 2008, as amended and restated as of February 12, 2010, and amended as of December 16, 2010, March 11, 2011 and as further amended and restated as of August 25, 2011 (as so amended, the "Credit Agreement"), among SGI, as borrower, the Company, as a guarantor, the several lenders from time to time parties thereto and JPMorgan Chase Bank, N.A. ("JPMorgan"), as administrative agent. A summary of the terms of the Credit Agreement and the financial ratios that the Company is required to maintain under the terms of the Credit Agreement is included in Note 8 (Long-Term and Other Debt).

        On March 11, 2011, the Company and SGI entered into an amendment to the Credit Agreement (the "March Amendment"). Under the March Amendment, from and after December 31, 2010, "consolidated EBITDA" (as such term is defined in the Credit Agreement) will generally include the Company's share of the earnings from our equity investment in LNS, whether or not such earnings have been distributed to the Company, before interest expense (other than interest expense in respect of debt of LNS if such debt exceeds $25.0 million), income tax expense and depreciation and amortization expense, provided that the amount of "consolidated EBITDA" attributable to the Company's interest in LNS that would not have otherwise been permitted to be included in "consolidated EBITDA" prior to giving effect to the March Amendment will be capped at $25.0 million in any period of four consecutive quarters (or $30.0 million in the case of any such period ending on or prior to June 30, 2012). Prior to giving effect to the March Amendment, "consolidated EBITDA" generally included only the Company's share of the earnings of LNS that was distributed to the Company. In addition, under the terms of the March Amendment, any cash compensation expense incurred but not paid in a particular period will be added back for purposes of determining "consolidated EBITDA" so long as no cash payment in respect thereof is required prior to the scheduled maturity of the borrowings under the Credit Agreement. This add-back was revised pursuant to the subsequent amendment described below to permit up to $993,000 of non-cash compensation expense accrued prior to August 25, 2011 to be added back notwithstanding that cash payments may be required to be made in respect thereof prior to the scheduled maturity of the borrowings under the Credit Agreement. "Consolidated EBITDA" is relevant for determining whether the Company is in compliance with the financial ratios required to be maintained under the terms of the Credit Agreement.

        The March Amendment also provides that up to $100.0 million of unrestricted cash and cash equivalents of the Company and its subsidiaries in excess of $15.0 million will be netted against "consolidated total debt" for purposes of determining the Company's "consolidated leverage ratio" and "consolidated senior debt ratio" (as such terms are defined in the Credit Agreement) as of any date from and after December 31, 2010. In connection with the March Amendment, SGI paid approximately $2.6 million of fees and expenses to (or for the benefit of) the consenting lenders. For more information regarding the March Amendment, see our Current Report on Form 8-K filed with the SEC on March 14, 2011.

        On August 25, 2011, the Company and SGI entered into an amendment to the Credit Agreement (the "August Amendment"). In connection with the August Amendment, the scheduled maturity date of approximately $247.0 million (or 99%) of the revolving credit facility commitments and approximately $555.8 million (or 98%) of the outstanding term loans under the Credit Agreement was extended from June 9, 2013 to June 30, 2015. Under the amended Credit Agreement, SGI has the flexibility to extend the maturity date of, or reduce or prepay without premium or penalty (other than break-funding costs), the approximately $16.4 million of revolving credit facility commitments and outstanding term loans that were not extended in connection with the August Amendment, subject to certain conditions set forth in the August Amendment or the Credit Agreement, as applicable. On February 21, 2012, the Company and SGI entered into an agreement to refinance the approximately $16.4 million of revolving credit facility and term loan commitments that were not extended in connection with the August Amendment and extend the maturity dates on these commitments to June 30, 2015. SGI paid approximately $0.06 million of fees and expenses to (or for the benefit of) the new lender.

        Under the terms of the August Amendment, certain financial covenant ratios were revised. In addition, borrowings under the Credit Agreement bear interest at a rate per annum equal to, at SGI's option, either (1) a base rate determined by reference to the higher of (a) the prime rate of JPMorgan, (b) the federal funds effective rate plus 0.50% and (c) the LIBOR rate for a deposit in dollars with a maturity of one month plus 1.00%, or (2) a reserve-adjusted LIBOR rate, in each case plus an applicable margin based on the consolidated leverage ratio as set forth in a grid. Under the terms of the August Amendment, the two lowest applicable margin levels in the grid were eliminated such that the applicable margin now varies based on the consolidated leverage ratio from 1.50% to 2.50% above the base rate for base rate loans, and from 2.50% to 3.50% above LIBOR for LIBOR-based loans

        The August Amendment provides for additional refinancing flexibility in the form of (1) permitted bank debt or debt securities that may be unsecured or secured on a pari passu or junior basis with the collateral securing the obligations under the Credit Agreement and (2) replacement facilities under the Credit Agreement that can be used to refinance either the term loans or the revolving commitments under the Credit Agreement in whole. In addition, SGI will have the capability to request one or more additional tranches of term loans, increase the existing tranche of term loans, or increase the revolving commitments in an amount not to exceed $200 million after the effective date of the amendment (the "Incremental Facility"). In lieu of incurring additional indebtedness pursuant to the Incremental Facility, the August Amendment also provides SGI with the flexibility to incur additional incremental indebtedness in the form of one or more series of debt securities in an aggregate principal amount not to exceed the amounts allowed to be incurred under the Incremental Facility.

        In addition, the August Amendment renews most of the negative covenant baskets as of the effective date of such amendment and provides investment flexibility for SGI by allowing the borrower to move capital stock, property and cash from non-guarantor subsidiaries to loan parties and then back to non-guarantor subsidiaries, subject to certain limitations set forth in the Credit Agreement. The August Amendment also provides SGI the ability to use an existing restricted payment basket comprised of $200 million plus a permitted expenditure amount that is based in part on the cumulative consolidated net income of the Company for investments and prepayments of certain indebtedness. In connection with the August Amendment, SGI paid an aggregate of approximately $6.3 million of fees and expenses to (or for the benefit of) the consenting and new lenders of which approximately $5.8 million was capitalized as deferred financing fees. The Company recorded a loss on early extinguishment of debt of approximately $4.2 million. For more information regarding the August Amendment, see our Current Report on Form 8-K filed with the SEC on August 31, 2011.

Other Debt

        On October 27, 2011, SGI completed a consent solicitation commenced on October 19, 2011 in which SGI sought and obtained consents from the holders of a majority in aggregate principal amount of SGI's 7.875% senior subordinated notes due 2016 (the "2016 Notes") to certain amendments to the indenture governing the 2016 Notes (the "Indenture"). SGI paid consenting holders $5.0 million in the aggregate in connection with the consent solicitation.

        SGI and the other parties to the indenture entered into a supplemental indenture (the "Supplemental Indenture") implementing the amendments to the Indenture. The Supplemental Indenture amends the Indenture to conform certain provisions of the Indenture to those contained in the indenture governing the Company's 2018 Notes and thereby provides the Company with additional flexibility for investment opportunities that it may decide to pursue, including potential strategic partnerships, equity investments and other acquisitions.

        In particular, the Supplemental Indenture amends the definition of "consolidated net income" in the Indenture to exclude certain items, including net after-tax impairment charges and asset write-offs, which will, among other things, increase the Company's capacity to make additional "restricted investments" under the Indenture. In addition, the Supplemental Indenture amends the definition of "permitted investments" to include certain investments relating to the Italian instant ticket concession held by LNS. The primary effect of this amendment is to "grandfather" the investments the Company made in 2010 to cover the Company's portion of the upfront fees associated with the new concession for purposes of determining the Company's capacity to make additional "restricted investments" under the Indenture. For more information regarding the consent solicitation and the Supplemental Indenture, see our Current Report on Form 8-K filed with the SEC on October 28, 2011.

        On May 6, 2011, we paid the remaining £0.6 million aggregate principal amount outstanding of the promissory notes we issued to defer a portion of the earn-out payable in connection with our acquisition of Global Draw in 2006.

        On January 17, 2012 we repaid RMB 12.5 million of RMB 178.5 million in aggregate principal amount of Chinese bank loans with cash on hand.

        Effective October 17, 2008, SGI entered into a three-year interest rate swap agreement (the "Hedge") with JPMorgan, which expired on October 17, 2011. Under the Hedge, which was designated as a cash flow hedge, SGI paid interest on a $100 million notional amount of debt at a fixed rate of 3.49% and received interest on a $100 million notional amount of debt at the then prevailing three-month LIBOR rate. The objective of the Hedge was to eliminate the variability of cash flows attributable to the LIBOR component of interest expense paid on $100 million of our variable-rate debt.

Contractual Obligations

        Our contractual obligations and commercial commitments principally include obligations associated with our outstanding indebtedness, contractual purchase obligations and future minimum operating lease obligations and other long-term liabilities as set forth in the table below as of December 31, 2011:

	Cash Payments Due By Period
	In thousands
	Total	Within 1 Year	Within 2 - 3 Years	Within 4 - 5 Years	After 5 Years
Long-term debt, 7.875% notes (1)	$200,000	—	—	200,000	—
Long-term debt, 8.125% notes (1)	250,000	—	—	—	250,000
Long-term debt, 9.25% notes (1)	350,000	—	—	—	350,000
Long-term debt, term loan (1)	566,010	6,280	25,860	533,870	—
Unsecured borrowings denominated in RMB (1)	28,256	18,758	9,498	—	—
Capital leases	163	85	71	7
Other long-term debt	1,084	1,068	16	—	—
Interest expense (2)	526,770	91,575	179,326	139,385	116,484
Contractual purchase obligations and capital requirements (3)	96,544	41,092	55,452	—	—
Operating leases (4)	77,776	16,721	29,095	19,938	12,022
Other liabilities (5)	35,165	7,816	18,409	800	8,140

Total contractual obligations	$2,131,768	$183,395	$317,727	$894,000	$736,646

(1)
See Note 8 (Long-Term and Other Debt) to our Consolidated Financial Statements for information regarding long-term and other debt.

(2)
Based on rates in effect at December 31, 2011.

(3)
Includes, among other obligations, estimated obligations and/or capital commitments in connection with our lottery contracts.

(4)
See Note 9 (Leases) to our Consolidated Financial Statements for information regarding our operating leases.

(5)
We have excluded approximately $19.5 million of long-term pension plan and other post retirement liabilities, deferred compensation liabilities of approximately $2.8 million, and the liability for uncertain tax positions of $2.3 million at December 31, 2011. Due to the high degree of uncertainty regarding the timing of potential future cash flows associated with these liabilities, we are unable to make a reasonably reliable estimate of the amount and period in which these liabilities might be paid.

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

        Under the terms of its private management agreement with the State of Illinois (the "PMA"), Northstar is entitled to receive annual incentive compensation payments to the extent it is successful in increasing the Illinois lottery's net income above specified target levels, subject to a cap of 5% of the applicable year's net income. Northstar will be responsible for payments to the State to the extent such targets are not achieved, subject to a similar cap. We may be required to make capital contributions to Northstar to fund our pro rata share (i.e., based on our percentage interest in Northstar) of any shortfall payments that may be owed by Northstar to the State under the PMA. Northstar is expected to be reimbursed on a monthly basis for most of its operating expenses under the PMA.

        In December 2010, the Company adopted the Asia-Pacific Plan. The purpose of the Asia Pacific Plan is to provide an equitable and competitive compensation opportunity to certain key employees and consultants of the Company who are involved in the Company's business in China (and potentially other jurisdictions in the Asia-Pacific region) (the "Asia-Pacific Business") and to promote the creation of long-term value for the Company's stockholders by directly linking Asia-Pacific Plan participants' compensation under the plan to the appreciation in value of such business. Each participant will be eligible to receive a cash payment following the end of 2014 equal to a pre-determined share of an Asia-Pacific Business incentive compensation pool. The incentive compensation pool will equal a certain percentage of the growth in the value of the Asia-Pacific Business over four years, calculated in the manner provided under the Asia-Pacific Plan and subject to a cap of (1) $35 million, in the event an Asia-Pacific Business liquidity event does not occur by December 31, 2014 or (2) $50 million, in the event an Asia-Pacific Business liquidity event occurs by December 31, 2014. An "Asia-Pacific Business liquidity event" means an initial public offering of at least 20% of the Asia-Pacific Business or a strategic investment by a third-party to acquire at least 20% of the Asia-Pacific Business, in each case, that is approved by the Company. As of December 31, 2011, we have recorded an accrual of $4.3 million related to the Asia-Pacific Plan which is included in the Contractual Obligations table above.

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

        Additionally, as a result of the diversity of our customer base, we do not consider ourselves exposed to concentration of credit risks. These risks are further minimized by setting credit limits where appropriate, ongoing monitoring of customer account balances and assessment of the customers' financial strengths.

        Inflation has not had an abnormal or unanticipated effect on our operations. Inflationary pressures would be significant to our business if raw materials used for instant lottery ticket production or terminal manufacturing are significantly affected. Available supply from the paper and electronics industries tends to fluctuate and prices may be affected by supply.

        For fiscal year 2011, inflation was not a significant factor in our results of operations, and we were not impacted by significant pricing changes in our costs. We are unable to forecast the prices or supply of substrate, component parts or other raw materials in 2012, but we currently do not anticipate any substantial changes that will materially affect our operating results.

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

        In the normal course of business, we are exposed to fluctuations in interest rates and debt and equity market risks as we seek debt and equity capital to sustain our operations. All of our interest rate sensitive financial instruments are held for purposes other than trading purposes. At December 31, 2011, approximately 59% of our debt was in fixed-rate instruments.

        The table below provides information about our financial instruments that are sensitive to changes in interest rates. The table presents principal cash flows and related weighted- average interest rates by expected maturity dates. See "Management's Discussion and Analysis of Financial Condition and Results of Operations—Liquidity, Capital Resources and Working Capital" in Item 7 of this Annual Report on Form 10-K for additional information about our financial instruments.

  Principal Amount by Expected Maturity—Average Interest Rate

December 31, 2011
(Dollars in thousands)

	Twelve Months Ended December 31
	2012	2013	2014	2015	2016	Thereafter	Total	FMV
Debt at fixed interest rates	19,911	9,564	21	7	200,000	600,000	829,503	855,178
Weighted-average interest rates	5.1%	5.3%	5.3%	5.6%	7.9%	8.8%	8.4%
Debt at variable interest rates	6,280	19,580	6,280	533,870	—	—	566,010	566,010
Weighted-average interest rates	4.8%	4.8%	4.8%	4.8%			4.8%

        We are also exposed to fluctuations in foreign currency exchange rates as the financial results of our foreign subsidiaries are translated into U.S. dollars in consolidation. Assets and liabilities outside the United States are primarily located in Australia, Austria, Chile, China, Germany, Ireland, Italy, Mexico, Canada, China, Spain, Sweden and the United Kingdom. Our investments in foreign subsidiaries with a functional currency other than the U.S. dollar are generally considered long-term investments. In addition, a significant portion of the cost attributable to our international operations is incurred in the local currencies. Although we provide technology- based products, systems and services to gaming industries worldwide, some of our transactions and their resulting financial impact are transacted in U.S. dollars. The foreign currencies to which we have the most exposure are the Euro and the British Pound Sterling, representing approximately 16% and 56% of our non-U.S dollar revenues in 2011. Historically, our exposure to foreign currency fluctuations has been more significant with respect to revenues than expenses, as a significant portion of our expenses, such as paper and ink, are contracted for in U.S. dollars. At December 31, 2011, a hypothetical 10% strengthening in the value of the U.S. dollar relative to the Euro and the British Pound Sterling would result in a decrease in revenue of approximately $5.3 million and $17.7 million, respectively, and a decrease in operating income of approximately $1.2 million and $4.6 million, respectively. We also have exposure to fluctuations in foreign currencies from our equity investments denominated in Euro and British Pound Sterling.

        We manage our foreign currency exchange risks on a global basis by one or more of the following: (i) securing payment from our customers in the functional currency of the selling subsidiary, when possible; (ii) entering into foreign currency exchange contracts; and (iii) netting asset and liability exposures denominated in similar foreign currencies to the extent possible. We may, from time to time, enter into foreign currency exchange or other contracts to hedge the risk associated with certain firm sales commitments, anticipated revenue streams, net investments and certain assets and liabilities denominated in foreign currencies. In January 2012, we entered into foreign currency forward contracts (the "2012 Hedges"), designated as effective hedging instruments, to hedge a portion of the net investment in one of our subsidiaries that is denominated in Euros. The notional amounts of the forward contracts, which provide for the sale of Euro for U.S. dollars at a weighted-average exchange rate of approximately 1.3194, total €23,500. The 2012 Hedges are scheduled for delivery between April and December 2012.

        Our cash and cash equivalents and investments are in a variety of governmental or institutional securities with high credit ratings. The investment policy limits our exposure to concentration of credit risks. We believe that the impact of a 10% increase or decrease in interest rates would not be material to our investment income and interest expense from bank loans.

ITEM 8.    FINANCIAL STATEMENTS AND SUPPLEMENTARY DATA

        The financial statements and other information required by this item are included in Part IV, Item 15 of this Annual Report on Form 10-K and are presented beginning on page 75.

ITEM 9.    CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS ON ACCOUNTING AND FINANCIAL DISCLOSURE

        None.

ITEM 9A.    CONTROLS AND PROCEDURES

Evaluation of Disclosure Controls and Procedures

        As of the end of the period covered by this Annual Report on Form 10-K, we carried out an evaluation, under the supervision and with the participation of our management, including our Chief Executive Officer and our Chief Financial Officer, of the effectiveness of the design and operation of our disclosure controls and procedures (as defined in Exchange Act Rules 13a-15(e) and 15d-15(e)). Based upon that evaluation, our Chief Executive Officer and our Chief Financial Officer concluded that our disclosure controls and procedures were effective as of the end of the period covered by this report.

Management Report on Internal Control over Financial Reporting

        Our management is responsible for establishing and maintaining adequate internal control over financial reporting. With the participation of our Chief Executive Officer and Chief Financial Officer, our management conducted an evaluation of the effectiveness of our internal control over financial reporting based on the framework and criteria established in Internal Control—Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission. The scope of management's assessment of the effectiveness of internal control over financial reporting includes all of our businesses except for Barcrest, which was acquired on September 23, 2011 and whose financial statements constitute 11% and 3% of net and total assets, respectively, 2% of revenues, and 4% of net loss of the consolidated financial statement amounts as of and for the year ended December 31, 2011. Further discussion of this acquisition can be found in Note 22 (Acquisitions and Dispositions) to our consolidated financial statements. Based on this evaluation, our management has concluded that our internal control over financial reporting was effective as of December 31, 2011. Deloitte & Touche LLP, the registered public accounting firm that audited our consolidated financial statements, has issued an attestation report on our internal control over financial reporting.

Changes in Internal Control over Financial Reporting

        There were no changes in our internal control over financial reporting during the quarter ended December 31, 2011 that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

 REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM

To the Board of Directors and Stockholders of Scientific Games Corporation

        We have audited the internal control over financial reporting of Scientific Games Corporation and subsidiaries (the "Company") as of December 31, 2011, based on criteria established in Internal Control—Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission. The Company's management is responsible for maintaining effective internal control over financial reporting and for its assessment of the effectiveness of internal control over financial reporting, included in the accompanying Management Report on Internal Control over Financial Reporting. Our responsibility is to express an opinion on the Company's internal control over financial reporting based on our audit.

        As described in Management Report on Internal Control over Financial Reporting, management excluded from its assessment the internal control over financial reporting at Barcrest, which was acquired on September 23, 2011 and whose financial statements constitute 11% and 3% of net and total assets, respectively, 2% of revenues, and 4% of net loss of the consolidated financial statement amounts as of and for the year ended December 31, 2011. Accordingly, our audit did not include the internal control over financial reporting at Barcrest.

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

        In our opinion, the Company maintained, in all material respects, effective internal control over financial reporting as of December 31, 2011, based on the criteria established in Internal Control—Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission.

        We have also audited, in accordance with the standards of the Public Company Accounting Oversight Board (United States), the consolidated financial statements and financial statement schedule as of and for the year ended December 31, 2011 of the Company and our report dated February 29, 2012 expressed an unqualified opinion on those financial statements and financial statement schedule based on our audit and the report of other auditors.

/s/ DELOITTE & TOUCHE LLP

Atlanta, Georgia
February 29, 2012

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

        Information relating to our executive officers is included in Part I, Item 1 of this Annual Report on Form 10-K. The other information called for by this item is incorporated by reference to our definitive proxy statement relating to our 2012 Annual Meeting of Stockholders, which will be filed with the SEC. If such proxy statement is not filed on or before April 29, 2012, the information called for by this item will be filed as part of an amendment to this Annual Report on Form 10-K on or before such date.

ITEM 11.    EXECUTIVE COMPENSATION

        The information called for by this item is incorporated herein by reference to our definitive proxy statement relating to our 2012 Annual Meeting of Stockholders, which will be filed with the SEC. If such proxy statement is not filed on or before April 29, 2012, the information called for by this item will be filed as part of an amendment to this Annual Report on Form 10-K on or before such date.

ITEM 12.    SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT AND RELATED STOCKHOLDER MATTERS

        The information called for by this item is incorporated herein by reference to our definitive proxy statement relating to our 2012 Annual Meeting of Stockholders, which will be filed with the SEC. If such proxy statement is not filed on or before April 29, 2012, the information called for by this item will be filed as part of an amendment to this Annual Report on Form 10-K on or before such date.

ITEM 13.    CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS, AND DIRECTOR INDEPENDENCE

        The information called for by this item is incorporated herein by reference to our definitive proxy statement relating to our 2012 Annual Meeting of Stockholders, which will be filed with the SEC. If such proxy statement is not filed on or before April 29, 2012, the information called for by this item will be filed as part of an amendment to this Annual Report on Form 10-K on or before such date.

ITEM 14.    PRINCIPAL ACCOUNTANT FEES AND SERVICES

        The information called for by this item is incorporated herein by reference to our definitive proxy statement relating to our 2012 Annual Meeting of Stockholders, which will be filed with the SEC. If such proxy statement is not filed on or before April 29, 2012, the information called for by this item will be filed as part of an amendment to this Annual Report on Form 10-K on or before such date.

 PART IV

ITEM 15.    EXHIBITS, FINANCIAL STATEMENT SCHEDULES

(a)

1. Financial statements:
Report of Deloitte & Touche, LLP, Independent Registered Public Accounting Firm	76
Consolidated Balance Sheets as of December 31, 2011 and 2010	77
Consolidated Statements of Operations for the years ended December 31, 2011, 2010 and 2009	78
Consolidated Statements of Stockholders Equity and Comprehensive Income for the years ended December 31, 2011, 2010, 2009	79
Consolidated Statements of Cash Flows for the years ended December 31, 2011, 2010 and 2009	80
Notes to Consolidated Financial Statements	82
2. Financial Statement Schedule:
Schedule II. Valuation and Qualifying Accounts	149
All other schedules have been omitted because they are inapplicable, not required, or the information is included elsewhere in the consolidated financial statements or related notes.
3. Exhibits	150
The Exhibit Index attached to this report is incorporated by reference into this Item 15(a)(3) and is filed as part of this Annual Report on Form 10-K.

 SIGNATURES

        Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

February 29, 2012	SCIENTIFIC GAMES CORPORATION
	By:	/s/ JEFFREY S. LIPKIN Jeffrey S. Lipkin, Chief Financial Officer
	By:	/s/ JEFFREY B. JOHNSON Jeffrey B. Johnson Chief Accounting Officer

        Pursuant to the requirements of the Securities Exchange Act of 1934, this Report has been signed below by the following persons on behalf of the Registrant and in the capacities indicated on February 29, 2012.

Signature	Title

/s/ A. LORNE WEIL A. Lorne Weil	Chief Executive Officer and Chairman of the Board (principal executive officer)
/s/ JEFFREY S. LIPKIN Jeffrey S. Lipkin	Senior Vice President and Chief Financial Officer (principal financial officer)
/s/ JEFFREY B. JOHNSON Jeffrey B. Johnson	Vice President, Chief Accounting Officer and Corporate Controller (principal accounting officer)
/s/ DAVID L. KENNEDY David L. Kennedy	Chief Administrative Officer and Vice Chairman of the Board
/s/ MICHAEL R. CHAMBRELLO Michael R. Chambrello	Chief Executive Officer—Asia-Pacific Region and Director
/s/ PETER A. COHEN Peter A. Cohen	Vice Chairman of the Board

Signature	Title

/s/ GERALD J. FORD Gerald J. Ford	Director
/s/ ERIC M. TURNER Eric M. Turner	Director
/s/ BARRY F. SCHWARTZ Barry F. Schwartz	Director
/s/ FRANCIS F. TOWNSEND Francis F. Townsend	Director
/s/ MICHAEL J. REGAN Michael J. Regan	Director

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

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM

To the Board of Directors and Stockholders of Scientific Games Corporation

        We have audited the accompanying consolidated balance sheets of Scientific Games Corporation and subsidiaries (the "Company") as of December 31, 2011 and 2010, and the related consolidated statements of operations, stockholders' equity and comprehensive income, and cash flows for each of the three years in the period ended December 31, 2011. Our audits also included the financial statement schedule listed in the Index. These financial statements and financial statement schedule are the responsibility of the Company's management. Our responsibility is to express an opinion on the financial statements and financial statement schedule based on our audits. We did not audit the financial statements of Lotterie Nazionali S.r.l. ("LNS"), the Company's investment which is accounted for by use of the equity method (see note 16 to the consolidated financial statements), as of and for the year ended December 31, 2011. We also did not audit the financial statements of Consorzio Lotterie Nazionali ("CLN"), the Company's investment which is accounted for by use of the equity method (see note 16 to the consolidated financial statements), as of December 31, 2010 and for each of the two years in the period ended December 31, 2010. The Company's equity in income of LNS was $18,623 for the year ended December 31, 2011. The Company's equity in income of CLN was $35,236 and $49,952 for the years ended December 31, 2010 and 2009, respectively. Those statements were prepared in accordance with International Financial Reporting Standards as issued by the International Accounting Standards Board and were audited by other auditors whose report has been furnished to us, and our opinion, insofar as it relates to the amounts included for LNS and CLN, on the basis of International Financial Reporting Standards as issued by the International Accounting Standards Board, for the three years ended December 31, 2011, is based solely on the report of the other auditors. We have applied auditing procedures to the adjustments to reflect equity in net income of LNS and CLN in accordance with accounting principles generally accepted in the United States of America.

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

        In our opinion, based on our audits and the report of the other auditors, such consolidated financial statements present fairly, in all material respects, the financial position of Scientific Games Corporation and subsidiaries as of December 31, 2011 and 2010, and the results of their operations and their cash flows for each of the three years in the period ended December 31, 2011, in conformity with accounting principles generally accepted in the United States of America. Also, in our opinion, such financial statement schedule, when considered in relation to the basic consolidated financial statements taken as a whole, presents fairly, in all material respects, the information set forth therein.

        We have also audited, in accordance with the standards of the Public Company Accounting Oversight Board (United States), the Company's internal control over financial reporting as of December 31, 2011, based on the criteria established in Internal Control—Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission and our report dated February 29, 2012 expressed an unqualified opinion on the Company's internal control over financial reporting based on our audit.

/s/ DELOITTE & TOUCHE LLP

Atlanta, Georgia
February 29, 2012

SCIENTIFIC GAMES CORPORATION AND SUBSIDIARIES

CONSOLIDATED BALANCE SHEETS

As of December 31, 2011 and 2010

(in thousands)

	As of December 31,
	2011	2010
ASSETS
Current assets:
Cash and cash equivalents	$104,402	$124,281
Accounts receivable, net of allowance for doubtful accounts of $4,782 and $2,175 in 2011 and 2010, respectively	182,467	178,179
Inventories	81,711	68,744
Deferred income taxes, current portion	4,697	2,448
Prepaid expenses, deposits and other current assets	35,805	40,013

Total current assets	409,082	413,665
Property and equipment, at cost	788,529	776,367
Less: accumulated depreciation	(362,041)	(325,786)

Net property and equipment	426,488	450,581
Goodwill, net	766,349	763,915
Intangible assets, net	86,859	70,613
Equity investments	340,494	321,180
Other assets	132,629	131,584

Total assets	$2,161,901	$2,151,538

LIABILITIES AND STOCKHOLDERS' EQUITY
Current liabilities:
Debt payments due within one year	$26,191	$8,431
Accounts payable	66,221	50,642
Accrued liabilities	144,671	136,925

Total current liabilities	237,083	195,998
Deferred income taxes	56,264	60,858
Other long-term liabilities	60,364	53,765
Long-term debt, excluding current installments	1,364,476	1,388,259

Total liabilities	1,718,187	1,698,880
Commitments and contingencies
Stockholders' equity:
Class A common stock, par value $0.01 per share, 199,300 shares authorized, 98,181 and 97,474 shares issued and 92,433 and 91,725 shares outstanding as of December 31, 2011 and 2010, respectively	982	975
Additional paid-in capital	693,600	674,691
Accumulated loss	(143,591)	(131,021)
Treasury stock, at cost, 5,749 shares held as of December 31, 2011 and 2010	(74,460)	(74,460)
Accumulated other comprehensive loss	(32,817)	(17,527)

Total stockholders' equity	443,714	452,658

Total liabilities and stockholders' equity	$2,161,901	$2,151,538

See accompanying notes to consolidated financial statements.

SCIENTIFIC GAMES CORPORATION AND SUBSIDIARIES

CONSOLIDATED STATEMENTS OF OPERATIONS

(in thousands, except per share amounts)

	Years Ended December 31,
	2011	2010	2009
Revenue:
Instant tickets	$493,275	$465,090	$453,238
Services	331,701	363,138	410,014
Sales	53,746	54,271	64,497

Total Revenue	878,722	882,499	927,749
Operating expenses:
Cost of instant tickets (1)	281,565	270,787	270,836
Cost of services (1)	171,374	206,034	234,093
Cost of sales (1)	38,340	38,045	44,539
Selling, general and administrative expenses	183,022	158,500	168,248
Write-down of assets held for sale	—	8,029	54,356
Employee termination and restructuring costs	1,997	602	3,920
Depreciation and amortization	118,603	141,766	151,784

Operating income (loss)	83,821	58,736	(27)
Other (income) expense:
Interest expense	104,703	101,613	87,498
Earnings from equity investments	(29,391)	(49,090)	(59,220)
Loss (gain) on early extinguishment of debt	4,185	2,932	(4,829)
Other	911	8,594	2,856

	80,408	64,049	26,305

Net income (loss) before income tax expense	3,413	(5,313)	(26,332)
Income tax expense	15,983	143,888	13,547

Net loss	$(12,570)	$(149,201)	$(39,879)

Basic and diluted net loss per share:
Basic	$(0.14)	$(1.61)	$(0.43)

Diluted	$(0.14)	$(1.61)	$(0.43)

Weighted average number of shares used in per share calculations:
Basic shares	92,068	92,666	92,701

Diluted shares	92,068	92,666	92,701

(1)
Exclusive of depreciation and amortization.

See accompanying notes to consolidated financial statements.

SCIENTIFIC GAMES CORPORATION AND SUBSIDIARIES

CONSOLIDATED STATEMENTS OF STOCKHOLDERS' EQUITY

AND COMPREHENSIVE INCOME

(in thousands)

	Years Ended December 31,
	2011	2010	2009
Common stock:
Beginning balance	$975	$939	$926
Issuance of Class A common stock in connection with employee stock purchase plan	1	1	1
Issuance of Class A common stock in connection with stock options, restricted stock units and warrants	6	35	17
Purchases of Class A common stock	—	—	(5)

Ending balance	982	975	939

Additional paid-in capital:
Beginning balance	674,691	651,348	628,356
Issuance of Class A common stock in connection with employee stock purchase plan	611	664	797
Issuance of Class A common stock in connection with stock options, restricted stock units and warrants	(2,971)	913	1,662
Repurchase of stock options	—	(772)	(1,892)
Stock-based compensation	21,538	22,807	34,589
Tax benefit from employee stock options and restricted stock units	(435)	(4,024)	(1,236)
Tax benefit from repurchase of convertible debentures	—	—	3,141
Unwind of bond hedge	—	—	1,335
Deferred compensation	166	3,755	(5,456)
Convertible debt feature in accordance with Convertible Debt Guidance	—	—	(9,948)

Ending balance	693,600	674,691	651,348

Accumulated (losses) earnings:
Beginning balance	(131,021)	18,180	58,059
Net loss	(12,570)	(149,201)	(39,879)

Ending balance	(143,591)	(131,021)	18,180

Treasury stock:
Beginning balance	(74,460)	(48,125)	(42,586)
Purchase of Class A common stock	—	(26,335)	(5,539)

Ending balance	(74,460)	(74,460)	(48,125)

Accumulated other comprehensive (loss):
Beginning balance	(17,527)	(2,584)	(48,926)
Other comprehensive (loss) income	(15,290)	(14,943)	46,342

Ending balance	(32,817)	(17,527)	(2,584)

Total stockholders' equity	$443,714	$452,658	$619,758

Comprehensive (loss) income:
Net loss	$(12,570)	$(149,201)	$(39,879)
Other comprehensive (loss) income
Pension gains and losses, net of tax	(5,219)	447	(1,410)
Foreign currency translation adjustment	(11,860)	(16,325)	45,304
Effective portion of derivative financial instruments	1,862	935	2,486
Unrealized loss on investments, net of tax	(73)	—	(38)

Other comprehensive (loss) income	(15,290)	(14,943)	46,342

Comprehensive (loss) income	$(27,860)	$(164,144)	$6,463

See accompanying notes to consolidated financial statements.

SCIENTIFIC GAMES CORPORATION AND SUBSIDIARIES

CONSOLIDATED STATEMENTS OF CASH FLOWS

(in thousands)

	Years Ended December 31,
	2011	2010	2009
Cash flows from operating activities:
Net loss	$(12,570)	$(149,201)	$(39,879)
Adjustments to reconcile net loss to cash provided by operating activities:
Depreciation and amortization	118,603	141,766	151,784
Change in deferred income taxes	(81)	124,143	15,196
Stock-based compensation	21,538	22,807	34,589
Non-cash interest expense	8,107	7,163	14,035
Earnings from equity investments	(29,391)	(49,090)	(59,220)
Distributed earnings from equity investments	35,167	34,411	31,920
Loss on sale of assets held for sale	—	8,390	54,075
Loss (gain) on early extinguishment of debt	4,185	2,932	(4,829)
Changes in current assets and liabilities, net of effects of acquisitions
Accounts receivable	13,815	(4,396)	30,054
Inventories	(3,645)	4,136	2,525
Other current assets	1,036	24,365	17,124
Accounts payable	(2,095)	(2,915)	(4,504)
Accrued liabilities	12,600	6,919	(28,236)
Other	3,809	(857)	5,443

Net cash provided by operating activities	171,078	170,573	220,077
Cash flows from investing activities:
Capital expenditures	(8,577)	(9,352)	(12,932)
Lottery and gaming systems expenditures	(43,459)	(62,926)	(64,610)
Other intangible assets and software expenditures	(39,848)	(36,372)	(34,039)
Proceeds from asset disposals	1,728	465	3,770
Change in other assets and liabilities, net	1,363	946	6,169
Equity method investments	(37,210)	(203,795)	—
Distributions of capital on equity investments	17,817	—	—
Proceeds from sale of Racing Business	—	35,942	—
Business acquisitions, net of cash acquired	(52,953)	(12,493)	(86,560)

Net cash used in investing activities	(161,139)	(287,585)	(188,202)
Cash flows from financing activities:
Repayments under revolving credit facility	—	—	—
Proceeds from issuance of long-term debt	—	355,542	386,533
Payment on long-term debt	(7,806)	(323,854)	(273,876)
Payment of financing fees	(14,620)	(13,655)	(15,647)
Purchases of treasury stock	—	(26,335)	(5,539)
Excess tax benefit from stock-based compensation plans	139	502	(1,236)
Net proceeds from issuance of common stock	(2,354)	(1,995)	1,912

Net cash (used in) provided by financing activities	(24,641)	(9,795)	92,147
Effect of exchange rate changes on cash and cash equivalents	(5,177)	(9,043)	432

Increase (decrease) in cash and cash equivalents	(19,879)	(135,850)	124,454
Cash and cash equivalents, beginning of period	124,281	260,131	140,639
Change in cash and cash equivalents of held for sale operations	—	—	(4,962)

Cash and cash equivalents, end of period	$104,402	$124,281	$260,131

See accompanying notes to consolidated financial statements.

SCIENTIFIC GAMES CORPORATION AND SUBSIDIARIES

CONSOLIDATED STATEMENTS OF CASH FLOWS (Continued)

Non-cash investing and financing activities

For the years ended December 31, 2011, 2010 and 2009

        Our total investment in International Terminal Leasing ("ITL"), which is described in Note 16 (Earnings from Equity Investments), was approximately $28,500 as of December 31, 2011, which includes a non-cash investment of approximately $4,700 during the year ended December 31, 2011. See Note 6 (Other Assets) and Note 8 (Long-Term and Other Debt) for a description of deferred financing fee write-offs and capital lease transactions.

        See Note 22 (Acquisitions and Dispositions) for a description of the non-cash consideration that the Company received for the sale of our racing and venue management businesses (the "Racing Business") to Sportech Plc ("Sportech") on October 5, 2010, which included ordinary shares of Sportech valued at approximately $26,300 and a note receivable of $10,000.

Supplemental cash flow information

        Cash paid during the period for:

	2011	2010	2009
Interest	$97,199	$86,486	$77,399
Income taxes, net of refunds	8,354	(3,393)	(3,813)

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

        We are a supplier of technology-based products, systems and services to gaming markets worldwide. We report our operations in three business segments: Printed Products; Lottery Systems; and Gaming.

Printed Products

        Printed Products is primarily comprised of our global instant ticket lottery business. We generate revenue from the manufacturing and sale of instant tickets, as well as the provision of value-added services such as game design, sales and marketing support, specialty games and promotions, inventory management and warehousing and fulfillment services. We also provide lotteries with cooperative service programs ("CSPs") to help them efficiently and effectively manage and support their operations to achieve higher retail sales and lower operating costs. Printed Products also includes MDI, our subsidiary that provides licensed games, promotional entertainment and internet-based services to the lottery industry.

Lottery Systems

        We are a leading provider of customized computer software, software support, equipment and data communication services to lotteries. Our offering includes the provision of transaction processing software for the accounting and validation of both instant and online lottery games, point-of-sale terminals, central site computers, communications technology, and ongoing support and maintenance for these products. Central computer systems, terminals and associated software are typically provided in the U.S. through contracts under which the Company deploys and operates the system on behalf of the lottery and internationally through outright sales, which often include a service and maintenance component. In addition, we are the exclusive instant ticket validation network provider to the China Sports Lottery.

Gaming

        We are a leading provider of server-based gaming machines and systems and other products and services to operators in the wide area gaming industry. Our Gaming segment includes The Global Draw Limited ("Global Draw"), a leading supplier of server-based gaming machines and systems and game content primarily to bookmakers that operate licensed betting offices ("LBOs") in the U.K. and, increasingly, to gaming operators outside the U.K. The Gaming segment also includes Barcrest Group Limited ("Barcrest") and Games Media Limited ("Games Media"), leading suppliers of gaming

SCIENTIFIC GAMES CORPORATION AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

(in thousands, except per share amounts)

(1) Description of the Business and Summary of Significant Accounting Policies (Continued)

machines, systems and game content to pubs, bingo halls and arcades in the U.K. and continental Europe. We provide many of our Gaming customers with a turnkey offering, which typically includes gaming machines, remote management of game content and management information, central computer systems, secure data communication and field support services. We develop our own game content and supplement our offering with content from third parties.

        On September 23, 2011, we completed the acquisition of Barcrest. The acquisition provides us with an expansive library of gaming titles and properties as well as an existing base of business in interactive gaming, in which Barcrest game content is made available through internet, mobile and other digital delivery channels.

        Our Gaming segment included the Racing Business prior to its sale to Sportech on October 5, 2010. Due to the Company's continued involvement with Sportech through an equity interest in Sportech that we received upon the closing of the sale, the sale of the Racing Business did not qualify for discontinued operations accounting treatment and was not reflected as such in our Consolidated Statement of Operations.

(b) Principles of Consolidation

        The accompanying consolidated financial statements include the Company's accounts and subsidiaries that are wholly owned and in which we have a controlling financial interest. Investments in other entities in which we do not have a controlling financial interest but we exert significant influence are accounted for in the consolidated financial statements using the equity method of accounting. All intercompany balances and transactions have been eliminated in consolidation.

(c) Cash and Cash Equivalents

        Cash and cash equivalents include all cash balances and highly liquid investments with an initial maturity of three months or less. We place our temporary cash investments with high credit quality financial institutions. At times, such investments may be in excess of the Federal Deposit Insurance Corporation insurance limit.

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

	As of December 31,
	2011	2010
Accounts receivable	$137,084	$135,962
Unbilled accounts receivable	50,165	44,392
Allowance for doubtful accounts	(4,782)	(2,175)

	$182,467	$178,179

        Under certain of our contracts, contractual billings do not coincide with revenue recognized under the contract. Unbilled accounts receivable represent revenue recorded in excess of amounts billable pursuant to contract provisions and generally become billable at contractually specified dates or upon the attainment of milestones.

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

(f) Property and Equipment

        Property and equipment are stated at cost on acquisition date and are depreciated using the straight-line method over the estimated useful lives of the assets as follows:

Item	Estimated Life in Years
Machinery and equipment	3 - 12
Transportation equipment	3 - 8
Furniture and fixtures	5 - 10
Buildings and improvements	15 - 40

        Costs incurred for equipment associated with specific lottery and gaming contracts not yet placed in service are classified as construction in progress in property and equipment and are not depreciated. Leasehold improvements are amortized over the term of the corresponding lease.

SCIENTIFIC GAMES CORPORATION AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

(in thousands, except per share amounts)

(1) Description of the Business and Summary of Significant Accounting Policies (Continued)

(g) Deferred Installation Costs

        Certain lottery and gaming contracts require us to perform installation activities. Direct installation activities, which include costs for terminals, facilities wiring, computers, internal labor and travel, are performed at the inception of a specific contract with a specific customer to enable us to perform under the terms of the contract. These activities begin after a contract is entered into and end when the setup activities are substantially complete. Such activities do not represent a separate earnings process and therefore, the costs are deferred and amortized over the expected life of the contract, which we define as the original life of the contract plus all available extensions. Deferred installation costs, net of accumulated depreciation, included in property and equipment were approximately $40,900 and $40,200 at December 31, 2011 and 2010, respectively.

(h) Goodwill and Intangible Assets

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

(i) Other Assets and Investments

        We capitalize costs associated with internally developed and purchased software systems for use in our lottery and gaming contracts. Capitalized costs are amortized on a straight-line basis over the expected useful life of the asset, which is typically two to ten years. We also capitalize costs associated with long-term financing, marketing rights, and non-competition and employment agreements arising primarily from business acquisitions. An evaluation is performed to determine if any impairment has occurred with respect to any amortized or non-amortized assets.

(j) Derivative Financial Instruments

        We record derivative instruments on the balance sheet at their respective fair values. From time to time, we utilize interest rate swap agreements to mitigate any gains or losses associated with the change in expected cash flows due to fluctuations in interest rates on variable rate debt. We also enter into foreign currency forward contracts from time to time to mitigate the risk associated with cash payments required to be made by the Company in non-functional currencies or to mitigate the foreign currency translation risk of our investments. If the derivative qualifies for hedge accounting, the effective portion of the hedge is recorded in other comprehensive income (loss) and the ineffective portion of the hedge, if any, is recorded in our Consolidated Statement of Operations. If the derivative does not qualify for hedge accounting, any periodic changes to the fair value are recognized in our Consolidated Statement of Operations.

(k) Impairment of Long-Lived Assets and Intangible Assets

        We assess the recoverability of long-lived assets and identifiable intangible assets with finite useful lives whenever events or changes in circumstances indicate that the carrying value of such an asset may

SCIENTIFIC GAMES CORPORATION AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

(in thousands, except per share amounts)

(1) Description of the Business and Summary of Significant Accounting Policies (Continued)

not be recoverable. Recoverability of assets to be held and used is measured by a comparison of the carrying amount of the asset to the expected net future undiscounted cash flows to be generated by that asset or, for identifiable intangibles with finite useful lives, by determining whether the amortization of the intangible asset balance over its remaining life can be recovered through expected net future undiscounted cash flows. The amount of impairment of other long-lived assets is measured by the amount by which the carrying value of the asset exceeds the fair market value of the asset. Assets held for sale are reported at the lower of the carrying amount or fair market value, less expected costs to sell.

(l) Income Taxes

        Income taxes are determined using the liability method of accounting for income taxes. The Company's tax expense includes U.S. and international income taxes but excludes the provision for U.S. taxes on undistributed earnings of international subsidiaries deemed to be permanently invested.

        The Company applies a recognition threshold and measurement attribute for the financial statement recognition and measurement of a tax position taken or expected to be taken in a tax return. The Company recognizes in the financial statements the impact of a tax position if that position is more likely than not to be sustained on an audit based on the technical merits of the position.

        Certain items of income and expense are not reported in tax returns and financial statements in the same year. The tax effect of such temporary differences is reported as deferred income taxes. The measurement of deferred tax assets is reduced, if necessary, by the amount of any tax benefits that, based on available evidence, are not expected to be realized. The Company establishes a valuation allowance for deferred tax assets for which realization is not likely. At December 31, 2011 and 2010, the Company had a valuation allowance of $236,296 and $234,813, respectively, recorded against the benefit of certain deferred tax assets of foreign and domestic subsidiaries.

        The Company operates within multiple taxing jurisdictions and in the normal course of business is examined in various jurisdictions. The reversal of accruals is recorded when examinations are completed, statutes of limitation are closed or tax laws are changed.

(m) Foreign Currency Translation

        Significant operations where their local currency is the functional currency include our operations in the U.K., continental Europe and China. Assets and liabilities of foreign operations are translated at period-end rates of exchange and operations are translated at the average rates of exchange for the period. Gains or losses resulting from translating the foreign currency financial statements are accumulated as a separate component of accumulated other comprehensive income (loss) in stockholders' equity. Gains or losses resulting from foreign currency transactions are included in other income (expense) in the Consolidated Statements of Operations.

(n) Revenue Recognition

        We derive our revenue from three sources: instant lottery tickets; services; and sales. Our instant lottery ticket business consists of long-term contracts to supply instant lottery tickets and provide related services to our lottery customers. We offer our customers a number of related, value-added

SCIENTIFIC GAMES CORPORATION AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

(in thousands, except per share amounts)

(1) Description of the Business and Summary of Significant Accounting Policies (Continued)

services as part of an integrated offering. These services include game design, determination of prize structure, game programming, warehousing and distribution of tickets and rights to use licensed products. We recognize revenue when it is realized or realizable and earned. We consider revenue realized or realizable and earned when we have persuasive evidence of an arrangement, prices are fixed or determinable, services and products are provided to the customer and collectability is probable or reasonably assured depending on the applicable revenue recognition guidance followed.

        In addition to the general policy discussed above, the following are the specific revenue recognition policies for our operating segments:

Printed Products

  •
  Revenue from the sale of instant lottery tickets that are sold on a price per thousand units ("PPK") basis is recognized when the customer accepts the product pursuant to the terms of the contract.

  •
  Revenue from the sale of instant lottery tickets that are sold on a percentage of retail sales ("POS") basis (including under our CSP contracts) is recognized when the amount of retail sales is generated.

  •
  Revenue from licensing branded property coupled with a service component whereby we purchase and distribute merchandise prizes on behalf of lottery authorities to identified winners is recognized pursuant to ASU 2009-13, Revenue Recognition (Topic 605): Multiple-Deliverable Revenue Arrangements. Under ASU 2009-13, two deliverables in the arrangement, the license and the merchandising services, become separate units of accounting. We then allocate revenue to the deliverables based on their relative selling prices. Revenue allocated to the license is recognized when the use of the licensed brand is permitted, typically when the contract is signed. Revenue allocated to the merchandising services is recognized on a proportional performance method as this method best reflects the pattern in which the obligations of the merchandising services to the customer are fulfilled. A performance measure is used based on total estimated cost allocated to the merchandising services. By accumulating costs for services as they are incurred, and dividing such costs by the total costs of merchandising services which is estimated based on a budget prior to contract inception, a percentage is determined. The percentage determined is applied to the revenue allocated to the merchandising services and that proportionate amount of revenue is recognized on a monthly basis.

  •
  Revenue from licensing of branded property with no service component is recognized when the contract is signed.

  •
  Revenue from the sale of prepaid phone cards is recognized when the customer accepts the product pursuant to the terms of the contract.

Lottery Systems

  •
  Revenue from the provision of lottery system services is recognized as a percentage of the retail sales of lottery tickets pursuant to the terms of the contract.

SCIENTIFIC GAMES CORPORATION AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

(in thousands, except per share amounts)

(1) Description of the Business and Summary of Significant Accounting Policies (Continued)

  •
  Revenue from the sale of a lottery system or sub-system, which includes the customization of software, is recognized under the percentage of completion method of accounting, based on the ratio of costs incurred to estimated costs to complete.

  •
  Revenue from the perpetual licensing of customized lottery software is recognized under the percentage of completion method of accounting, based on the ratio of costs incurred to estimated costs to complete.

  •
  Revenue derived from software maintenance on lottery software is recognized ratably over the maintenance period.

  •
  Revenue derived from hardware maintenance on lottery terminals and central systems is recognized ratably over the maintenance period.

  •
  Revenue from the sale of lottery terminals is recognized when the customer accepts the product pursuant to the terms of the contract.

Gaming

  •
  Revenue from the provision of gaming services is generally recognized as a percentage of revenue generated by the gaming machines.

  •
  Revenue from the sale of gaming machines or content that does not include a service or maintenance component is recognized upon acceptance pursuant to the terms of the contract.

  •
  Revenue from the sale of gaming terminals and related software is recognized ratably over the term of the contract.

  •
  Revenue from the provision of pari-mutuel wagering services is generally recognized as a percentage of the amount wagered by the customers' patrons at the time of the wager pursuant to the terms of the contract.

  •
  Revenue from the sale of a pari-mutuel wagering system, which included the customization of software, is recognized on the percentage of completion method of accounting, based on the ratio of costs incurred to estimated costs to complete.

  •
  Revenue from the sale of pari-mutuel wagering terminals is recognized when the customer accepted the product pursuant to the terms of the contract.

  •
  Revenue from the perpetual licensing of customized pari-mutuel software is recognized under the percentage of completion method of accounting, based on the ratio of costs incurred to estimated costs to complete.

  •
  Revenue from wagering at Company owned or operated sites is recognized as a percentage of the amount wagered by our customers at the time of the wager.

  •
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

(o) Shipping and Handling Costs

        Shipping and handling costs are included in cost of sales for all periods presented.

(p) Stock-Based Compensation

        We measure compensation cost for stock awards at fair value and recognize compensation expense ratably over the service period for awards expected to vest. The fair value of restricted stock units is determined based on the number of shares underlying the units granted and the quoted market price of our common stock. The fair value of stock options is determined using the Black-Scholes valuation model. The estimation of stock awards that will ultimately vest requires judgment and, to the extent actual results or updated estimates differs from our current estimates, such amounts will be recorded as a cumulative adjustment in the period estimates are revised. We consider many factors when estimating expected forfeitures, including types of awards, employee class, and historical experience. Actual results, and future changes in estimates, may differ substantially from our current estimates.

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

(q) Comprehensive Income

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

(r) Use of Estimates

        The preparation of financial statements in conformity with accounting principles generally accepted in the United States of America requires management to make estimates and assumptions that affect the reported amounts of assets and liabilities and disclosure of contingent assets and liabilities at the date of the financial statements and the reported amounts of revenues and expenses during the reporting period. Some of the significant estimates involve percentage of completion for contracted lottery development projects, stock-based and/or performance-based compensation expense, capitalization of software development costs, evaluation of the recoverability of assets, assessment of litigation and contingencies, allocation of purchase price to assets acquired and liabilities assumed in business combinations and income and other taxes. Actual results could differ from estimates.

SCIENTIFIC GAMES CORPORATION AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

(in thousands, except per share amounts)

(2) Basic Income Per Common Share and Diluted Income Per Common Share

        Basic income per common share is computed by dividing net income available to common stockholders by the weighted-average number of common shares outstanding during the period. Diluted income per common share gives effect to all potentially dilutive common shares that were outstanding during the period. As of December 31, 2011, 2010 and 2009 we had outstanding stock options and restricted stock units which could potentially dilute basic earnings per share in the future. As of December 31, 2009, we also had outstanding potentially dilutive 0.75% convertible senior subordinated debentures due 2024 (the "Convertible Debentures"). The following represents a reconciliation of the numerator and denominator used in computing basic and diluted income available to common stockholders per common share for the years ended December 31, 2011, 2010 and 2009:

	Years Ended December 31,
	2011	2010	2009
Income (numerator)
Net loss	$(12,570)	$(149,201)	$(39,879)
Shares (denominator)
Basic weighted-average common shares outstanding	92,068	92,666	92,701
Effect of dilutive securities-stock rights	—	—	—
Effect of dilutive shares related to Convertible Debentures	—	—	—

Diluted weighted-average common shares outstanding	92,068	92,666	92,701

Basic and diluted per share amounts
Basic net (loss) per share	$(0.14)	$(1.61)	$(0.43)

Diluted net (loss) per share	$(0.14)	$(1.61)	$(0.43)

        For the years ended December 31, 2011, 2010 and 2009, there were no dilutive stock rights due to the net loss reported for the periods.

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

        On June 1, 2010, the remaining $9,943 in aggregate principal amount of the Convertible Debentures was repurchased or redeemed at a price equal to 100% of the aggregate principal amount thereof, together with accrued but unpaid interest thereon. In connection with the repurchase and redemption, we unwound the corresponding remaining portion of the bond hedge (and warrants we had sold to partially offset the cost of the bond hedge).

        During 2010 and 2009, the average price of our common stock did not exceed the conversion price of the Convertible Debentures. Therefore we did not include potentially dilutive shares related to the Convertible Debentures in our diluted weighted-average common shares outstanding.

SCIENTIFIC GAMES CORPORATION AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

(in thousands, except per share amounts)

(3) Inventories

        Inventories consist of the following:

	As of December 31,
	2011	2010
Parts and work-in-process	$36,499	$23,224
Finished goods	45,212	45,520

	$81,711	$68,744

        Point-of-sale terminals may be sold to customers or included as part of a long-term lottery or gaming contract. Parts and work-in-process includes costs for equipment expected to be sold.

(4) Property and Equipment

        Property and equipment, including assets under capital leases, consist of the following:

	As of December 31,
	2011	2010
Machinery, equipment and deferred installation costs	$661,733	$654,652
Land and buildings	65,379	65,181
Transportation equipment	3,490	4,274
Furniture and fixtures	12,679	12,773
Leasehold improvements	12,864	13,440
Construction in progress	32,384	26,047

Property and equipment, at cost	788,529	776,367
Less: accumulated depreciation	(362,041)	(325,786)

Net property and equipment	$426,488	$450,581

        Depreciation expense for the years ended December 31, 2011, 2010 and 2009 was approximately $76,900, $99,700 and $104,300, respectively.

        Cost for equipment associated with specific lottery and gaming contracts not yet placed into service are recorded as construction in progress and not depreciated. When the equipment is placed into service the related costs are transferred from construction in progress to machinery and equipment, and we commence depreciation.

        Depreciation expense is excluded from cost of sales and other operating expenses and is separately stated with amortization expense on the Consolidated Statements of Operations.

        During the fourth quarter of 2010, we recorded long-lived asset impairment charges of approximately $17,500 related to underperforming Lottery Systems contracts. The fair value of the assets related to these contracts was approximately $32,200. We determine the fair value of the assets by using Level 3 valuation techniques within the fair value hierarchy and based on the present value of future cash flows of the respective contracts. The impairment charges are included in depreciation and amortization expense in our Consolidated Statements of Operations for the year ended December 31, 2010. During the fourth quarter of 2010, we also recorded an impairment charge of approximately $3,000 related to obsolete Lottery Systems equipment.

SCIENTIFIC GAMES CORPORATION AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

(in thousands, except per share amounts)

(4) Property and Equipment (Continued)

        We recorded accelerated depreciation expense of approximately $6,400 and $8,300 in 2011 and 2010, respectively. As a result of Global Draw's transition to a new platform technology, we also recorded an impairment charge of approximately $2,500 in 2010 related to obsolete Global Draw equipment.

(5) Goodwill and Intangible Assets

Intangible Assets

        The following presents certain information on our intangible assets as of December 31, 2011 and 2010. Amortizable intangible assets are being amortized on a straight-line basis over their estimated useful lives with no estimated residual values.

Intangible Assets	Gross Carrying Amount	Accumulated Amortization	Net Balance
Balance as of December 31, 2011
Amortizable intangible assets:
Patents	$12,941	5,260	7,681
Customer lists	35,742	20,511	15,231
Licenses	78,556	56,706	21,850
Intellectual property	23,335	18,102	5,233
Lottery contracts	1,500	1,195	305

	152,074	101,774	50,300

Non-amortizable intangible assets:
Trade names	38,677	2,118	36,559

Total intangible assets	$190,751	103,892	86,859

Balance as of December 31, 2010
Amortizable intangible assets:
Patents	$12,106	4,321	7,785
Customer lists	30,083	19,009	11,074
Licenses	62,124	46,381	15,743
Intellectual property	17,833	17,719	114
Lottery contracts	1,500	1,093	407

	123,646	88,523	35,123

Non-amortizable intangible assets:
Trade names	37,608	2,118	35,490

Total intangible assets	$161,254	90,641	70,613

        The aggregate intangible asset amortization expense for the years ended December 31, 2011, 2010 and 2009 was approximately $15,300, $13,700 and $17,500, respectively. The estimated intangible asset amortization expense for the year ending December 31, 2012 and each of the subsequent four years is approximately $15,200, $13,700, $8,400, $5,400 and $2,500 respectively.

SCIENTIFIC GAMES CORPORATION AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

(in thousands, except per share amounts)

(5) Goodwill and Intangible Assets (Continued)

Goodwill

        The table below reconciles the change in the carrying amount of goodwill, by reporting segment, for the period from December 31, 2009 to December 31, 2011. In 2011, we recorded an increase in goodwill of approximately $7,600 as a result of acquisitions and a decrease of approximately $5,200 as a result of foreign currency translation.

        In 2010, we recorded an increase in goodwill of approximately $4,700 as a result of the acquisition of substantially all of the assets of GameLogic Inc. ("GameLogic") and a decrease in goodwill of approximately $13,500 as a result of foreign currency translation.

Goodwill	Printed Products	Lottery Systems	Gaming	Totals
Balance at December 31, 2009	$329,659	192,833	250,240	772,732
Adjustments	5,822	(5,889)	(8,750)	(8,817)

Balance at December 31, 2010	335,481	186,944	241,490	763,915
Adjustments	(1,361)	(324)	4,119	2,434

Balance at December 31, 2011	$334,120	186,620	245,609	766,349

        We performed our annual impairment valuation for the years ended 2011 and 2010, which produced estimated fair values of equity for our reporting units in excess of the carrying value of equity. In each case, the estimated fair value of the reporting unit substantially exceeded the carrying value. Accordingly, we do not believe that any of our reporting units were at risk of failing step one of the goodwill impairment test as of December 31, 2011 or 2010.

(6) Other Assets

        Other assets consist of the following:

	As of December 31,
	2011	2010
Software systems development costs, net	$74,100	$62,054
Deferred financing costs	33,918	31,151
Deferred tax asset, long-term portion	11,217	15,580
Other assets	13,394	22,799

	$132,629	$131,584

        In the years ended December 31, 2011 and 2010, we capitalized $30,800 and $26,900, respectively, of software systems development costs related primarily to lottery and wide area gaming. The total amount charged to amortization expense for amortization of capitalized systems development costs was approximately $24,000, $27,000 and $28,200 for the years ended December 31, 2011, 2010 and 2009, respectively.

        Deferred financing costs arise in connection with our long-term financing and are amortized over the life of the financing agreements. We capitalized approximately $14,500, $12,700 and $14,700 during

SCIENTIFIC GAMES CORPORATION AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

(in thousands, except per share amounts)

(6) Other Assets (Continued)

2011, 2010 and 2009, respectively, in connection with these financing transactions. Amortization of deferred financing costs amounted to approximately $7,500, $6,500 and $5,100 for the years ended December 31, 2011, 2010 and 2009, respectively. During 2011, we wrote off approximately $4,200 of unamortized deferred financing fees related to the August 25, 2011 amendment to our credit agreement.

        During 2010, we wrote off approximately $1,300 of unamortized deferred financing fees related to our repurchase and redemption of our 6.25% senior subordinated notes due 2012 (the "2012 Notes"). We also wrote off approximately $700 of unamortized deferred financing fees related to the repayment of a portion of the outstanding borrowings under our term loan facilities under our credit agreement.

(7) Accrued Liabilities

        Accrued liabilities consist of the following:

	As of December 31,
	2011	2010
Compensation and benefits	$45,418	$39,766
Customer advances	1,077	1,024
Deferred revenue	18,916	18,227
Taxes, other than income	9,749	6,982
Liabilites assumed in business combinations	6,122	1,450
Accrued contract costs	11,461	19,941
Accrued interest	8,694	9,668
Other	43,234	39,867

	$144,671	$136,925

(8) Long-Term and Other Debt

Outstanding Debt and Capital Leases

        As of December 31, 2011, our total debt was comprised principally of $565,631 outstanding under our term loan facilities under the credit agreement discussed below, $345,533 in aggregate principal amount of 9.25% senior subordinated notes due 2019 of Scientific Games International, Inc. ("SGI") (the "2019 Notes"), $200,000 in aggregate principal amount of SGI's 7.875% senior subordinated notes due 2016 (the "2016 Notes"), $250,000 in aggregate principal amount of the Company's 8.125% senior subordinated notes due 2018 (the "2018 Notes") and loans denominated in Chinese Renminbi Yuan ("RMB") totaling RMB 178,500.

SCIENTIFIC GAMES CORPORATION AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

(in thousands, except per share amounts)

(8) Long-Term and Other Debt (Continued)

        The following reflects outstanding debt as of December 31, 2011 and 2010:

	December 31,
	2011	2010
Revolver, varying interest rate, due 2015	$—	$—
Term Loan, varying interest rate, due 2013 (1)	13,300	571,644
Term Loan, varying interest rate, due 2015 (1)	552,331	—
2016 Notes	200,000	200,000
2018 Notes	250,000	250,000
2019 Notes (2)	345,533	345,209
Global Draw Promissory Notes, 6.9% interest, due 2011	—	980
China Loans, varying interest rate	28,256	27,079
Capital lease obligations, 5.0% interest as of December 31, 2011 payable monthly through 2014	163	146
Various loans and bank facilities, interest as of December 31, 2011 up to 5.6%	1,084	1,632

Total long-term debt outstanding	1,390,667	1,396,690
Less: debt payments due within one year	(26,191)	(8,431)

Long-term debt, net of current installments	$1,364,476	$1,388,259

(1)
Total of $566,010 less amortization of a loan discount in the amount of $379 as of December 31, 2011.

(2)
Total of $350,000 less amortization of a loan discount in the amount of $4,467 as of December 31, 2011.

        The following reflects debt and capital lease payments due over the next five years and beyond as of December 31, 2011:

	As of December 31, 2011
	Total	Within 1 Year	Within 2 Years	Within 3 Years	Within 4 Years	Within 5 Years	After 5 Years
Revolver	$—	$—	$—	$—	$—	$—	$—
Term Loan	566,010	6,280	19,580	6,280	533,870	—	—
2016 Notes	200,000	—	—	—	—	200,000	—
2018 Notes	250,000	—	—	—	—	—	250,000
2019 Notes	350,000	—	—	—	—	—	350,000
China Loans	28,256	18,758	9,498	—	—	—	—
Other	1,247	1,153	66	21	7	—	—

Total	$1,395,513	$26,191	$29,144	$6,301	$533,877	$200,000	$600,000

Unamortized discount	(4,846)

	$1,390,667

SCIENTIFIC GAMES CORPORATION AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

(in thousands, except per share amounts)

(8) Long-Term and Other Debt (Continued)

Credit Agreement

        We are party to a credit agreement, dated as of June 9, 2008, as amended and restated as of February 12, 2010, and amended as of December 16, 2010 and March 11, 2011 and as further amended and restated as of August 25, 2011 (as so amended, the "Credit Agreement"), among SGI, as borrower, the Company, as a guarantor, the several lenders from time to time parties thereto and JPMorgan Chase Bank, N.A. ("JPMorgan"), as administrative agent.

        The Credit Agreement provides for a $250,000 senior secured revolving credit facility and senior secured term loan credit facilities under which $566,010 of term loan borrowings were outstanding as of December 31, 2011. There were no borrowings and $58,298 in outstanding letters of credit under the revolving credit facility as of December 31, 2011. As of December 31, 2011, we had approximately $191,702 available for additional borrowing or letter of credit issuances under the revolving credit facility. Our ability to borrow under the Credit Agreement will depend on us remaining in compliance with the covenants contained in the Credit Agreement, including the maintenance of the financial ratios discussed below.

        Amounts under the revolving credit facility may be borrowed, repaid and re-borrowed by SGI from time to time until maturity. Voluntary prepayments and commitment reductions under the Credit Agreement are permitted at any time in whole or in part, without premium or penalty (other than break-funding costs), upon proper notice and subject to a minimum dollar requirement.

        Borrowings under the Credit Agreement bear interest at a rate per annum equal to, at SGI's option, either (1) a base rate determined by reference to the higher of (a) the prime rate of JPMorgan, (b) the federal funds effective rate plus 0.50% and (c) the LIBOR rate for a deposit in dollars with a maturity of one month plus 1.00%, or (2) a reserve-adjusted LIBOR rate, in each case plus an applicable margin based on our Consolidated Leverage Ratio (as defined below) as set forth in a grid. Under the terms of the August Amendment (as defined below), the two lowest applicable margin levels in the grid were eliminated such that the applicable margin now varies based on the Consolidated Leverage Ratio from 1.50% to 2.50% above the base rate for base rate loans, and from 2.50% to 3.50% above LIBOR for LIBOR-based loans.

        During the term of the Credit Agreement, SGI will pay its lenders a fee, payable quarterly in arrears, equal to the product of (1) the available revolving credit facility commitments and (2) either 0.50% per annum if the Consolidated Leverage Ratio as of the most recent determination date is less than 4.25 to 1.00 or 0.75% per annum if the Consolidated Leverage Ratio as of the most recent determination date is greater than or equal to 4.25 to 1.00.

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

        On March 11, 2011, the Company and SGI entered into an amendment (the "March Amendment") to the Credit Agreement. Under the March Amendment, from and after December 31, 2010, Consolidated EBITDA (as defined below) will generally include our share of the earnings from our equity investment in Lotterie Nazionali S.r.l. ("LNS"), the operator of the Gratta e Vinci instant ticket lottery in Italy, whether or not such earnings have been distributed to us, before interest expense (other than interest expense in respect of debt of LNS if such debt exceeds $25,000), income tax expense and depreciation and amortization expense, provided that the amount of Consolidated EBITDA attributable to our interest in LNS that would not have otherwise been permitted to be included in Consolidated EBITDA prior to giving effect to the March Amendment will be capped at $25,000 in any period of four consecutive quarters (or $30,000 in the case of any such period ending on or prior to June 30, 2012). Prior to giving effect to the March Amendment, Consolidated EBITDA generally included only our share of the earnings of LNS that were distributed to us. In addition, under the terms of the March Amendment, any cash compensation expense incurred but not paid in a particular period will be added back for purposes of determining Consolidated EBITDA so long as no cash payment in respect thereof is required prior to the scheduled maturity of the borrowings under the Credit Agreement. This add-back was revised pursuant to the August Amendment described below to permit up to $993 of non-cash compensation expense accrued prior to August 25, 2011 to be added back notwithstanding that cash payments may be required to be made in respect thereof prior to the scheduled extended maturity of the borrowings under the Credit Agreement. Consolidated EBITDA is relevant for determining whether we are in compliance with the financial ratios required to be maintained under the terms of the Credit Agreement, as discussed below.

        The March Amendment also provides that up to $100,000 of unrestricted cash and cash equivalents of the Company and its subsidiaries in excess of $15,000 will be netted against Consolidated Total Debt (as defined below) for purposes of determining our Consolidated Leverage Ratio and Consolidated Senior Debt Ratio (as defined below) as of any date from and after December 31, 2010. In connection with the March Amendment, SGI paid approximately $2,600 of fees and expenses to (or for the benefit of) the consenting lenders. For more information regarding the March Amendment, see our Current Report on Form 8-K filed with the SEC on March 14, 2011.

        On August 25, 2011, the Company and SGI entered into an amendment and restatement of the Credit Agreement (the "August Amendment"). In connection with the August Amendment, the

SCIENTIFIC GAMES CORPORATION AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

(in thousands, except per share amounts)

(8) Long-Term and Other Debt (Continued)

scheduled maturity date of approximately $247,000 (or 99%) of the revolving credit facility commitments and approximately $555,800 (or 98%) of the outstanding term loans under the Credit Agreement was extended from June 9, 2013 to June 30, 2015.

        Under the terms of the Credit Agreement, as amended by the August Amendment, we will be required to maintain the following revised financial ratios:

  •
  a Consolidated Leverage Ratio as of the last day of each fiscal quarter no more than the ratio set forth below with respect to the period during which such fiscal quarter ends:

  •
  5.75 to 1.00 (through December 31, 2013);

  •
  5.50 to 1.00 (January 1, 2014 through December 31, 2014); and

  •
  5.25 to 1.00 (January 1, 2015 and thereafter);

    "Consolidated Leverage Ratio" means, as of the last day of any period, the ratio of (1) Consolidated Total Debt (defined generally as the aggregate principal amount of our consolidated debt required to be reflected on our balance sheet in accordance with GAAP on such day, provided that, pursuant to the March Amendment discussed above, up to $100,000 of our unrestricted cash and cash equivalents in excess of $15,000 will be netted against Consolidated Total Debt for purposes of determining our Consolidated Leverage Ratio and Consolidated Senior Debt Ratio as of any date from and after December 31, 2010), to (2) Consolidated EBITDA for the period of four consecutive fiscal quarters then ended.

  •
  a Consolidated Senior Debt Ratio as of the last day of each fiscal quarter no more than 2.75 to 1.00; and

    "Consolidated Senior Debt Ratio" means, as of the last day of any period, the ratio of (1) Consolidated Total Debt (other than the 2016 Notes, the 2018 Notes and the 2019 Notes and any additional subordinated debt permitted under the Credit Agreement) to (2) Consolidated EBITDA for the period of four consecutive fiscal quarters then ended.

  •
  a Consolidated Interest Coverage Ratio not less than 2.25 to 1.00 for any period of four consecutive quarters (which ratio was not changed by the August Amendment).

    "Consolidated Interest Coverage Ratio" means, for any period, the ratio of (1) Consolidated EBITDA for such period to (2) total cash interest expense with respect to all of our outstanding debt for such period.

        "Consolidated EBITDA" means, for any period, "Consolidated Net Income" (i.e., generally our consolidated net income (or loss) excluding the income (or deficit) of our equity investments (other than LNS) except to the extent that such income has been distributed to us) for such period plus, to the extent deducted in calculating such consolidated net income for such period, the sum of:

  •
  income tax expense;

  •
  depreciation and amortization expense;

  •
  interest expense (other than, as provided in the March Amendment, any interest expense of LNS in respect of debt for borrowed money of LNS if such debt exceeds $25,000 in the aggregate);

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

  •
  earn-out payments with respect to certain acquisitions that we have made, such as our acquisition of Global Draw, or any other "Permitted Acquisitions" (generally, acquisitions of companies that are primarily engaged in the same or related line of business and that become subsidiaries of ours, or acquisitions of all or substantially all of the assets of another company or division or business unit of another company), including any loss or expense with respect to such earn-out payments;

  •
  extraordinary charges or losses determined in accordance with GAAP;

  •
  non-cash stock-based compensation expenses;

  •
  any cash compensation expense incurred but not paid in such period so long as no cash payment in respect thereof is made or required to be made prior to the scheduled maturity of the borrowings under the credit agreement (provided that, pursuant to the August Amendment, up to $993 of non-cash compensation expense accrued prior to August 25, 2011 may be added back notwithstanding that cash payments may be required to be made in respect thereof prior to the scheduled maturity of the borrowings);

  •
  up to $3,000 of expenses, charges or losses resulting from certain Peru investments;

  •
  the non-cash portion of any non-recurring write-offs or write-downs as required in accordance with GAAP;

  •
  advisory fees and related expenses paid to advisory firms in connection with Permitted Acquisitions;

  •
  "Permitted Add-Backs" (i.e., (i) up to $15,000 (less the amount of certain permitted pro forma adjustments to Consolidated EBITDA in connection with material acquisitions) of charges incurred during any 12-month period in connection with (A) reductions in workforce, (B) contract losses, discontinued operations, shutdown expenses and cost reduction initiatives, (C) transaction expenses incurred in connection with potential acquisitions and divestitures, whether or not consummated, and (D) restructuring charges and transaction expenses incurred in connection with certain transactions with Playtech, and (ii) reasonable and customary costs incurred in connection with amendments to the Credit Agreement);

  provided that the foregoing items do not include write-offs or write-downs of accounts receivable or inventory and, except with respect to Permitted Add-Backs, any write-off or write-down to the extent it is in respect of cash payments to be made in a future period;

  •
  to the extent treated as an expense in the period paid or incurred, certain payments, costs and obligations (up to a specified amount) made or incurred by us in connection with any award of a concession to operate the instant ticket lottery in Italy, including any up-front fee required under the applicable tender process;

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

  •
  interest income;

  •
  extraordinary income or gains determined in accordance with GAAP; and

  •
  income or gains with respect to earn-out payments with respect to acquisitions referred to above;

  provided that, pursuant to the March Amendment, the aggregate amount of Consolidated EBITDA that is attributable to our interest in LNS that would not have otherwise been permitted to be included in Consolidated EBITDA prior to giving effect to the March Amendment will be capped at $25,000 in any period of four consecutive fiscal quarters (or $30,000 in the case of any such period ending on or prior to June 30, 2012).

        Consolidated EBITDA is subject to certain adjustments in connection with material acquisitions and dispositions as provided in the Credit Agreement.

        The foregoing definitions of are qualified in their entirety by the full text of such definitions in the Credit Agreement, a copy of which is attached as Exhibit 10.1 to our Current Report on Form 8-K filed with the Securities and Exchange Commission on August 31, 2011.

        The August Amendment provides for additional refinancing flexibility in the form of (1) permitted bank debt or debt securities that may be unsecured or secured on a pari passu or junior basis with the collateral securing the obligations under the Credit Agreement and (2) replacement facilities under the Credit Agreement that can be used to refinance either the term loans or the revolving commitments under the Credit Agreement in whole. In addition, SGI will have the capability to request one or more additional tranches of term loans, increase the existing tranche of term loans, or increase the revolving commitments in an amount not to exceed $200,000 after the effective date of the August Amendment (the "Incremental Facility"). In lieu of incurring additional indebtedness pursuant to the Incremental Facility, the August Amendment also provides SGI with the flexibility to incur additional incremental indebtedness in the form of one or more series of debt securities in an aggregate principal amount not to exceed the amounts allowed to be incurred under the Incremental Facility.

SCIENTIFIC GAMES CORPORATION AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

(in thousands, except per share amounts)

(8) Long-Term and Other Debt (Continued)

        In addition, the August Amendment renews most of the negative covenant baskets as of the effective date of the August Amendment and provides investment flexibility for SGI by allowing the borrower to move capital stock, property and cash from non-guarantor subsidiaries to loan parties and then back to non-guarantor subsidiaries, subject to certain limitations set forth in the Credit Agreement. The August Amendment also provides SGI the ability to use an existing restricted payment basket comprised of $200,000 plus a permitted expenditure amount that is based in part on the cumulative consolidated net income of the Company for investments and prepayments of certain indebtedness.

        In connection with the August Amendment, SGI paid an aggregate of approximately $6,300 of fees and expenses to (or for the benefit of) the consenting and new lenders of which approximately $5,800 was capitalized as deferred financing fees. The Company recorded a loss on early extinguishment of debt of approximately $4,200 as a result of writing off deferred financing fees related to those lenders that chose not to extend the maturity date of their loans. For more information regarding the August Amendment, see our Current Report on Form 8-K filed with the SEC on August 31, 2011.

        On February 21, 2012, the Company and SGI entered into an agreement to refinance the approximately $16,400 of revolving credit facility and term loan commitments that were not extended in connection with the August Amendment and extend the maturity dates of these commitments to June 30, 2015. In connection with the February 21, 2012 amendment, we paid approximately $57 of fees and expenses to (or for the benefit of) the new lenders.

        We were in compliance with our covenants under the Credit Agreement as of December 31, 2011.

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

        On October 27, 2011, SGI completed a consent solicitation in which SGI sought and obtained consents from the holders of a majority in aggregate principal amount of the 2016 Notes to certain amendments to the 2016 Notes Indenture. SGI and the other parties to the 2016 Notes Indenture entered into a supplemental indenture (the "Supplemental Indenture") implementing the amendments to the 2016 Notes Indenture. The Supplemental Indenture amends the 2016 Notes Indenture to conform certain provisions of the 2016 Notes Indenture to those contained in the 2018 Notes Indenture (as defined below) and thereby provides the Company with additional flexibility for investment opportunities that it may decide to pursue, including potential strategic partnerships, joint ventures and other acquisitions.

        In particular, the Supplemental Indenture amends the definition of "consolidated net income" in the 2016 Notes Indenture to exclude certain items, including net after-tax impairment charges and asset write-offs, which will, among other things, increase the Company's capacity to make additional "restricted investments" under the 2016 Notes Indenture. In addition, the Supplemental Indenture amends the definition of "permitted investments" to include certain investments relating to the Italian instant ticket concession held by LNS. The primary effect of this amendment is to "grandfather" the investments we made in 2010 to cover our portion of the upfront fees associated with the new instant ticket concession held by LNS for purposes of determining our capacity to make additional "restricted investments" under the 2016 Notes Indenture. In connection with the consent solicitation, SGI paid approximately $5,000 of fees and expenses to (or for the benefit of) the consenting lenders.

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

        The 2018 Notes Indenture contains certain covenants that, among other things, limit the Company's ability, and the ability of certain of its subsidiaries, to incur additional indebtedness, pay

SCIENTIFIC GAMES CORPORATION AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

(in thousands, except per share amounts)

(8) Long-Term and Other Debt (Continued)

dividends or make distributions or certain other restricted payments, purchase or redeem capital stock, make investments or extend credit, engage in certain transactions with affiliates, engage in sale-leaseback transactions, consummate certain assets sales, effect a consolidation or merger, or sell,transfer, lease or otherwise dispose of all or substantially all assets, or create certain liens and other encumbrances on assets. The 2018 Notes Indenture contains events of default customary for agreements of its type (with customary grace periods, as applicable).

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

Other Debt

        At December 31, 2011, total debt outstanding included RMB 178,500 of loans from a Chinese bank at an interest rate of 5.27% (the "China Loans"), which is 90% of the rate set by the People's Bank of China (the "PBOC") for similar type loans. The interest rate on the China Loans is subject to change on the loan anniversary dates at 90% of the prevailing PBOC rate for similar type loans. The lending banks have received standby letters of credit issued under our revolving credit facility to guarantee repayment of these borrowings.

        On January 17, 2012 we repaid RMB 12,500 of RMB 178,500 in aggregate principal amount of the China Loans with cash on hand.

        On May 6, 2011, we paid the remaining £600 aggregate principal amount outstanding of the promissory notes we issued to defer a portion of the earn-out payable in connection with our acquisition of Global Draw in 2006.

(9) Leases

        At December 31, 2011, we were obligated under operating leases covering office equipment, office and warehouse space, transponders and transportation equipment expiring at various dates. Future minimum lease payments required under our leasing arrangements at December 31, 2011 are approximately as follows:

	2012	2013	2014	2015	2016	Thereafter
Future minimum lease payments	$16,700	$14,900	$14,200	$11,500	$8,500	$12,000

        Total rental expense under these operating leases was approximately $20,100, $21,600 and $21,100 in the years ended December 31, 2011, 2010 and 2009, respectively.

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

SCIENTIFIC GAMES CORPORATION AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

(in thousands, except per share amounts)

(10) Fair Value of Financial Instruments

        Fair value is defined as the exchange price that would be received for an asset or paid to transfer a liability (an exit price) in the principal or most advantageous market for the asset and liability in an orderly transaction between market participants at the measurement date. The Company estimates fair value of its financial instruments utilizing an established three-level hierarchy. The hierarchy is based upon the transparency of inputs to the valuation of an asset or liability as of the measurement date as follows:

        Level 1.    Quoted prices in active markets for identical assets or liabilities.

        Level 2.    Observable inputs other than Level 1 prices, such as quoted prices for similar assets or liabilities, quoted prices in markets with insufficient volume or infrequent transactions (less active markets), or model-derived valuations in which all significant inputs are observable or can be derived principally from or corroborated with observable market data for substantially the full term of the assets or liabilities. Level 2 inputs also include non-binding market consensus prices that can be corroborated with observable market data, as well as quoted prices that were adjusted for security-specific restrictions.

        Level 3.    Unobservable inputs to the valuation methodology that are significant to the measurement of the fair value of assets or liabilities. Level 3 inputs also include non-binding market consensus prices or non-binding broker quotes that we were unable to corroborate with observable market data.

        The fair value of financial instruments is determined by reference to market data and other valuation techniques as appropriate. We believe the fair value of our financial instruments, principally cash and cash equivalents, accounts receivable, other current assets, accounts payable and accrued liabilities approximates their recorded values.

        We believe that the fair value of our fixed interest rate debt approximated $855,178 and $946,201 as of December 31, 2011 and 2010, respectively, based on quoted market prices for our securities. We believe that the fair value of our variable interest rate debt approximated $566,010 and $477,013 as of December 31, 2011 and 2010, respectively, based on market prices for debt instruments with similar credit profiles.

        Effective October 17, 2008, SGI entered into a three-year interest rate swap agreement (the "2008 Hedge") with JPMorgan, which expired on October 17, 2011. Under the Hedge, which was designated as a cash flow hedge, SGI paid interest on a $100,000 notional amount of debt at a fixed rate of 3.49% and received interest on a $100,000 notional amount of debt at the then prevailing three-month LIBOR rate. The objective of the 2008 Hedge was to eliminate the variability of cash flows attributable to the LIBOR component of interest expense paid on $100,000 of our variable-rate debt.

        We believe we matched the critical terms of the hedged variable-rate debt with the 2008 Hedge and believe the 2008 Hedge was highly effective in offsetting changes in the expected cash flows due to fluctuation in the three-month LIBOR-based rate over the term of the forecasted interest payments related to the $100,000 notional amount of variable-rate debt. 2008 Hedge effectiveness was measured quarterly on a retrospective basis using the cumulative dollar-offset approach in which the cumulative changes in the cash flows of the actual swap were compared to the cumulative changes in the cash flows of the hypothetical swap. As the 2008 Hedge was determined to be effective, it was recorded in

SCIENTIFIC GAMES CORPORATION AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

(in thousands, except per share amounts)

(10) Fair Value of Financial Instruments (Continued)

other comprehensive income (loss). During the years ended December 31, 2011 and 2010, we recorded a gain of approximately $1,480 and $935, respectively, in "Accumulated other comprehensive income (loss)" in the Consolidated Statement of Stockholders' Equity and Comprehensive Income. There was no ineffective portion of the 2008 Hedge recorded in the Consolidated Statement of Operations.

        During 2010, we entered into several short-term forward currency contracts (the "Forwards") with various counterparties, all of which were settled by December 31, 2010. Under the Forwards, we locked in prices to purchase or sell pre-determined amounts of Euros at a later date. The objective of the Forwards, which were not designated as hedges, was to mitigate the risk associated with cash payments required to be made by the Company in non-functional currencies.

        For the year ended December 31, 2010, we recorded a net loss of approximately $12,559 on the Forwards in our Consolidated Statements of Operations. The loss on the Forwards was included in "other expense (income), net."

        In January 2012, we entered into foreign currency forward contracts (the "2012 Hedges") to hedge a portion of the net investment in one of our subsidiaries that is denominated in Euros. The aggregate notional amount of the forward contracts, which provide for the sale of Euros for U.S.dollars at a weighted-average exchange rate of approximately 1.3194, is €23,500. The 2012 Hedges are scheduled for delivery between April and December 2012. We have designated the 2012 Hedges as hedges in accordance with ASC 815, Derivatives and Hedging. The fair value of the 2012 Hedges, and subsequent changes to the fair value, will be recorded on the Consolidated Balance Sheet within "Other long term assets" and "Accumulated other comprehensive income (loss)", respectively.

(11) Stockholders' Equity

Preferred Stock

        As of December 31, 2011, we had a total of 2,000 shares of preferred stock, $1.00 par value, authorized for issuance, including 229 authorized shares of Series A convertible preferred stock and 1 authorized share of Series B preferred stock. No shares of preferred stock are currently outstanding.

Common Stock

        We have two classes of common stock, consisting of Class A common stock and Class B non-voting common stock. All shares of Class A common stock and Class B common stock entitle holders to the same rights and privileges except that the Class B common stock is non-voting. Each share of Class B common stock is convertible into one share of Class A common stock. As of December 31, 2011 and 2010, there were 700 shares of Class B common stock authorized and none outstanding. The following

SCIENTIFIC GAMES CORPORATION AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

(in thousands, except per share amounts)

(11) Stockholders' Equity (Continued)

sets forth the change in the number of Class A common shares outstanding during the fiscal years ended December 31, 2011 and 2010:

	December 31,
	2011	2010
Shares outstanding as of beginning of period	91,725	93,883
Shares issued as part of equity-based compensation plans and the ESPP, net of shares surrendered	708	461
Shares repurchased into treasury stock	—	(2,619)

Shares outstanding as of end of period	92,433	91,725

Warrants

        On December 15, 2006, we entered into a licensing agreement with Hasbro, Inc. for the use of certain Hasbro brands in multiple lottery platforms. Under the terms of the agreement, we issued to Hasbro in February 2007 warrants to purchase 40 shares of our Class A common stock at a purchase price of $32.98 per share. The warrants expired on February 28, 2012. The fair value of the warrants on the date of grant was $480.

Treasury Stock

        On December 8, 2011, our Board of Directors approved an extension of our existing stock repurchase program to December 31, 2012. The program, originally announced in May 2010, was due to expire on December 31, 2011. Under the program, we are authorized to repurchase, from time to time through open market purchases or otherwise, shares of our outstanding common stock in an aggregate amount up to $200,000. There were no shares purchased as part of the publicly announced repurchase program for the year ended December 31, 2011. As of December 31, 2011, we had approximately $173,697 available for potential repurchases under the program.

        During fiscal year 2010, we repurchased 2,619 shares at an aggregate cost of approximately $26,300. As of December 31, 2010, we had approximately $173,697 remaining for purchases under the program. Purchases in 2010 were funded by cash flows from operations, borrowings, or a combination thereof.

(12) Stock-Based Compensation

        We offer stock-based compensation through the use of stock options and restricted stock units ("RSUs"). We also offer an Employee Stock Purchase Plan ("ESPP").

        We grant stock options to employees and directors under our equity-based compensation plans with exercise prices that are not less than the fair market value of our common stock on the date of grant. The terms of the stock option and RSU awards, including the vesting schedule of such awards, are determined at our discretion subject to the terms of the applicable equity-based compensation plan. Options granted over the last several years have generally been exercisable in four or five equal installments beginning on the first anniversary of the date of grant with a maximum term of ten years.

SCIENTIFIC GAMES CORPORATION AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

(in thousands, except per share amounts)

(12) Stock-Based Compensation (Continued)

RSUs typically vest in four or five equal installments beginning on the first anniversary of the date of grant or when certain performance targets are met. There are 13,500 shares of common stock authorized for awards under our 2003 Incentive Compensation Plan (the "Plan") plus available shares from a preexisting equity-based compensation plan, which plans were approved by our stockholders. We also have outstanding stock options granted as part of inducement stock option awards that were not approved by stockholders as permitted by applicable stock exchange rules. We record compensation cost for all stock options and RSUs based on the fair value at the grant date.

        Our ESPP allows for a total of up to 1,000 shares of Class A common stock to be purchased by eligible employees under offerings made each January 1 and July 1. Employees participate through payroll deductions up to a maximum of 15% of eligible compensation. The term of each offering period is six months and shares are purchased on the last day of the offering period at a discount to the stock's market value. Under an amendment to the ESPP adopted in 2006, the purchase price for offering periods beginning in 2007 represents a 15% discount on the closing price of the stock on the last day of the offering period (rather than a 15% discount on the lower of (x) the closing price of the stock on the first day of the offering period and (y) the closing price of the stock on the last day of the offering period). For offering periods held in 2011, 2010 and 2009, we issued a total of 72, 81, and 62 shares, respectively, of common stock at an average price of $8.50, $8.25 and $12.88 per share, respectively. As of December 31, 2011, we had approximately 442 shares of common stock available to be granted under the ESPP.

        The Company may grant certain awards the vesting of which is contingent upon the Company achieving certain performance targets. Upon determining that the performance target is probable, the fair value of the award is recognized over the service period, subject to potential adjustment.

        In connection with A. Lorne Weil becoming Chief Executive Officer, the Company entered into an amendment to his employment agreement effective December 2, 2010. Pursuant to the amendment, the Company awarded to Mr. Weil sign-on equity awards consisting of 1,000 stock options with an exercise price of $9.00 per share (representing an approximately 12% premium to the market value of our common stock on the date of grant) and a ten-year term and 1,000 RSUs, which awards have a four-year vesting schedule, with 25% scheduled to vest on December 31, 2011 and on each of the next three anniversaries of such date (such options and RSUs, the "time-vesting equity awards"). Mr. Weil was also awarded performance-conditioned awards consisting of 1,000 stock options with an exercise price of $8.06 per share (representing the market value of our common stock on the date of grant) and 1,000 RSUs, which awards have a five-year vesting schedule, with 20% of such options and RSUs scheduled to vest each year if specified performance targets are met (subject to certain "carryover" vesting provisions as described in the employment agreement amendment) (such performance-conditioned stock options and RSUs, the "performance-conditioned equity awards"). Delivery of shares in respect of any vested performance-vesting RSUs will occur on March 15, 2016. The performance-conditioned stock options will expire, and the performance-conditioned RSUs will be forfeited, on March 15, 2016 to the extent that such awards remain unvested on such date. Any performance-conditioned stock options that have vested by March 15, 2016 will expire ten years from the date of grant.

        In light of the shares that were returned to the pool of available shares under the Plan as a result of the completion of the stock option exchange offer described below, on August 18, 2011, the

SCIENTIFIC GAMES CORPORATION AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

(in thousands, except per share amounts)

(12) Stock-Based Compensation (Continued)

Company entered into an amendment to its employment agreement with Mr. Weil to eliminate (1) the Company's cash settlement obligation in respect of 200 time-vesting stock options and 500 time-vesting RSUs granted to Mr. Weil on December 2, 2010 that would have been triggered by the unavailability of shares under the Plan and (2) the non-exercisability and forfeiture provisions in respect of the 1,000 performance-conditioned stock options and the 1,000 performance-conditioned RSUs granted to Mr. Weil on December 2, 2010 that would have been triggered by the unavailability of shares under the Plan. All other terms of Mr. Weil's employment agreement relating to such equity awards (including the service and performance-based conditions to vesting, exercise and settlement thereof), as set forth in Exhibit 10.1 to the Company's Current Report on Form 8-K filed with the SEC on December 3, 2010, are unchanged and remain in full force and effect.

        The elimination of the cash settlement obligation in respect of certain of Mr. Weil's awards as described above resulted in the re-classification of such awards from liability awards (i.e., where the award's fair value, which determines the measurement of the liability on the balance sheet, is re-measured at each reporting period until the award is settled, with fluctuations in the fair value recorded as increases or decreases in compensation expense) to equity awards (i.e., where the compensation expense related to the award is fixed at the grant date based on the award's grant-date fair value). The Company began recognizing compensation expense associated with Mr. Weil's performance-conditioned equity awards during the third quarter of 2011. Neither the performance targets associated with such awards nor the expensing of such awards is necessarily indicative of the Company's future results generally or for any period.

        In January 2011, the Company granted an aggregate of 475 equity awards to certain officers consisting of approximately 113 performance-conditioned stock options, approximately 113 time-vesting stock options (with an exercise price of $10.02 per share and a ten-year term) and 250 time-vesting stock options (with an exercise price of $9.98 per share and a ten-year term). In light of the shares that were returned to the pool of available shares under the Plan as a result of the completion of the stock option exchange offer described below, on August 18, 2011, the Company entered into amendments to its employment agreements with such officers to eliminate the non-exercisability and forfeiture provisions of such awards that would have been triggered by the unavailability of shares under the Plan. As a result of the elimination of such non-exercisability and forfeiture provisions, the Company began recognizing the compensation expense of the approximately 363 time-vesting stock options, which was not material to our Consolidated Statements of Operations.

        The equity awards that otherwise would have been forfeited or not exercisable and the equity awards that otherwise would have been settled in cash, as the case may be, to the extent that sufficient shares were not available under the Plan at the time of delivery of the underlying shares, were not deemed to be granted for accounting purposes as stock-based equity awards until the elimination of such forfeiture, non-exercisability and cash settlement provisions effective on August 18, 2011 (and are not reflected in the tables below as granted or outstanding prior to such date). We had approximately 1,596 shares available for grants of equity awards under our equity-based compensation plans (excluding 442 shares available under our employee stock purchase plan) as of December 31, 2011.

        On February 22, 2012, the Company granted approximately 494 RSUs to certain executives, which awards have a four-year vesting schedule, with 25% scheduled to vest each year if specified performance targets are met subject to certain "carryover" vesting provisions. The specified

SCIENTIFIC GAMES CORPORATION AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

(in thousands, except per share amounts)

(12) Stock-Based Compensation (Continued)

performance targets and the carryover vesting provisions are substantially identical to those applicable to Mr. Weil's performance-conditioned equity awards. The performance-conditioned RSUs will be forfeited on March 15, 2016 to the extent that such awards remain unvested on such date.

Stock Option Exchange Program

        On August 16, 2011, pursuant to our stockholder-approved stock option exchange offer, we accepted for exchange (and cancelled) options to purchase an aggregate of 4,918 shares of the Company's common stock (representing 97% of the total number of options eligible for exchange in the exchange offer) and, in exchange therefor, granted a total of 663 RSUs under the Plan. Under the terms of the exchange offer, eligible employees (including executive officers) and directors could exchange all (but not less than all) of their outstanding stock options with an exercise price greater than $11.99 that were granted before July 19, 2010, whether vested or unvested, for a lesser number of new RSUs based on the exchange ratios that were established in order to comply with the terms of the option exchange approved by our stockholders. The RSUs granted in connection with the exchange offer are scheduled to vest on the later of August 16, 2012 or the date on which the corresponding option would have vested. The option exchange offer did not result in significant incremental stock-based compensation expense.

Stock Options

        A summary of the changes in stock options outstanding under our equity-based compensation plans during 2011 is presented below:

	Number of Options	Weighted Average Remaining Contract Term (Years)	Weighted Average Exercise Price	Aggregate Intrinsic Value
Options outstanding as of December 31, 2010	6,751	6.0	$20.72	$1,814

Granted	2,661		$8.69	—
Exercised	(200)		$7.40	$344
Canceled	(5,344)		$23.23	—

Options outstanding as of December 31, 2011	3,868	8.3	$9.67	$3,876

Options exercisable as of December 31, 2011	662	5.0	$13.48	$714

Options expected to vest after December 31, 2011	3,203	9.0	$8.87	$3,161

        The weighted-average grant date fair value of options granted during 2011, 2010 and 2009 was $4.10, $3.63 and $5.85, respectively. The aggregate intrinsic value of the options exercised during the years ended December 31, 2010 and 2009 was approximately $1,276 and $7,724, respectively.

SCIENTIFIC GAMES CORPORATION AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

(in thousands, except per share amounts)

(12) Stock-Based Compensation (Continued)

        The fair value of each option grant is estimated on the date of grant using the Black-Scholes option pricing model. The weighted-average assumptions used in the model are outlined in the following table:

	Year Ended December 31,
	2011	2010	2009
Assumptions:
Expected volatility	52%	51%	47%
Risk-free interest rate	1.9%	2.6%	2.3%
Dividend yield	—	—	—
Expected life (in years)	6	6	6

        The computation of the expected volatility is based on historical daily stock prices over a period commensurate with the expected life of the option. Expected life is based on annual historical employee exercise behavior of option grants with similar vesting periods and option expiration data. The risk-free interest rate is based on the yield of zero-coupon U.S. Treasury securities of comparable terms. We do not anticipate paying dividends in the foreseeable future.

        For the years ended December 31, 2011, 2010 and 2009, we recognized stock-based compensation expense of approximately $6,300, $7,300 and $11,400, respectively, and the related tax benefit of approximately $2,400, $2,700 and $4,200, respectively, related to the vesting of stock options. At December 31, 2011, we had approximately $11,700 of unrecognized stock-based compensation expense relating to unvested stock options that will be amortized over a weighted-average period of approximately two years. During the year ended December 31, 2011, we received approximately $529 in cash from the exercise of stock options. The actual tax benefit realized for the tax deductions from the exercise of stock options totaled approximately $195 for the year ended December 31, 2011.

Restricted Stock Units

        A summary of the changes in RSUs outstanding under our equity-based compensation plans during 2011 is presented below:

	Number of Restricted Stock Units	Weighted Average Grant Date Fair Value
Unvested units as of December 31, 2010	2,440	$15.13
Granted	3,341	$8.52
Vested	(912)	$15.37
Canceled	(98)	$13.58

Unvested units as of December 31, 2011	4,771	$10.49

        The weighted-average grant date fair value of RSUs granted during 2010 and 2009 was $12.74 and $12.77, respectively. The fair value of each RSU grant is based on the market value of our common stock at the time of grant. During the years ended December 31, 2011, 2010 and 2009, we recognized

SCIENTIFIC GAMES CORPORATION AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

(in thousands, except per share amounts)

(12) Stock-Based Compensation (Continued)

stock-based compensation expense of approximately $15,200, $15,400 and $23,000, respectively, and the related tax benefits of approximately $5,700, $5,800 and $9,000, respectively, related to the vesting of RSUs. At December 31, 2011, we had approximately $37,700 of unrecognized stock-based compensation relating to unvested RSUs that will be amortized over a weighted-average period of approximately two years. The fair value at vesting date of RSUs vested during the years ended December 31, 2011, 2010 and 2009 was approximately $8,600, $7,000 and $16,000, respectively.

(13) Pension and Other Post-Retirement Plans

        We have defined benefit pension plans for our U.K.-based union employees (the "U.K. Plan") and certain Canadian-based employees (the "Canadian Plan"). As a result of the sale of the Racing Business on October 5, 2010, our defined benefit pension plan for U.S.-based Racing Business employees (the "U.S. Plan") was transferred to Sportech, the purchaser of the Racing Business. See Note 22 (Acquisitions and Dispositions) for additional information. The U.S. Plan transfer was treated as a curtailment in the amount of $4,519 for the pension benefit obligation. Plan assets were curtailed by $3,942 as a result of the sale of the Racing Business. Net periodic cost curtailments include $1,644 due to the sale of the Racing Business. Retirement benefits under the U.K. Plan are based on an employee's average compensation over the two years preceding retirement. Retirement benefits under the Canadian Plan are generally based on the number of years of credited service. Our policy is to fund the minimum contribution permissible by the respective authorities. We estimate that approximately $3,104 will be contributed to the pension plans in fiscal year 2012.

        We used to maintain an unfunded, nonqualified Supplemental Executive Retirement Plan (the "SERP"), which had been a means of providing supplemental retirement benefits to a limited number of our senior executives. In December 2005, we discontinued the SERP and benefit accruals under the plan were frozen in amounts based on the then present value of each participant's aggregate benefit under an agreed-upon calculation. Although the aggregate benefit for each participant was frozen at that time, participants were credited with interest at a rate of 4% per annum, compounded annually, from December 31, 2005 until the benefit was distributed. We recorded a charge of $12,363 in our consolidated statement of operations for the year ended December 31, 2005 in connection with the discontinuance of the SERP. In 2003, to provide a source for the payment of certain benefits under the SERP, we made an initial $14,700 cash payment to a rabbi trust, which in turn made a $14,700 payment for whole-life insurance policies on the participants. These policies were placed in a rabbi trust. During the third and fourth quarters of 2009, a portion of the remaining life insurance policies was cashed in for the cash surrender value thereof and the resulting cash was placed in a government fund account. In November 2011, the remaining benefit of approximately $3,101 under the SERP was distributed. The remaining distribution consisted of the cash value in a government fund account of approximately $902 and the cash value of the remaining life insurance policies of approximately $2,199. The cash value in the government fund account as of December 31, 2010 was approximately $902. The cash value of the remaining life insurance policies as of December 31, 2010 was approximately $2,228.

SCIENTIFIC GAMES CORPORATION AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

(in thousands, except per share amounts)

(13) Pension and Other Post-Retirement Plans (Continued)

        The following table sets forth the combined funded status of the pension plans and their reconciliation with the related amounts recognized in our Consolidated Financial Statements at our December 31 measurement dates:

	December 31,
	2011	2010
Change in benefit obligation:
Benefit obligation at beginning of year	$88,873	$87,585
Service cost	2,097	1,750
Interest cost	4,576	4,799
Prior Service Cost	—	(1,405)
Participant contributions	1,079	1,153
Curtailments	—	(4,329)
Actuarial (gain) loss	794	5,117
Benefits paid	(2,440)	(2,734)
Settlement payments	(3,101)	(2,978)
Other, principally foreign exchange	(608)	(85)

Benefit obligation at end of year	91,270	88,873

Change in plan assets:
Fair value of plan assets at beginning of year	73,200	68,663
Business sale	—	(3,942)
Actual gain (loss) on plan assets	(876)	7,334
Employer contributions	2,859	2,907
Participant contributions	1,079	1,153
Benefits paid	(2,440)	(2,734)
Settlement payments	—	—
Other, principally foreign exchange	(626)	(181)

Fair value of assets at end of year	73,196	73,200

Amounts recognized in the consolidated balance sheets:
Funded status (current)	—	(2,998)
Funded status (noncurrent)	(18,074)	(12,675)
Accumulated other comprehensive income (pre-tax):
Unrecognized actuarial loss	16,537	9,045
Unrecognized prior service cost	(1,088)	—

Net amount recognized	$(2,625)	$(6,628)

SCIENTIFIC GAMES CORPORATION AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

(in thousands, except per share amounts)

(13) Pension and Other Post-Retirement Plans (Continued)

        The following are the components of our net periodic pension cost:

	December 31,
	2011	2010	2009
Components of net periodic pension benefit cost:
Service cost	$2,097	$1,750	$1,553
Interest cost	4,576	4,799	4,671
Expected return on plan assets	(5,170)	(4,767)	(3,921)
Amortization of actuarial gains/losses	382	503	522
Curtailments	—	1,692	(249)
Amortization of unrecognized prior service cost	(79)	(51)	43

Net periodic cost	$1,806	$3,926	$2,619

        The accumulated benefit obligation for all defined benefit pension plans was $83,874 and $78,184 as of December 31, 2011 and 2010, respectively. The underfunded status of our post-retirement benefit plans recorded as a liability in our Consolidated Balance Sheets as of December 31, 2011 and 2010 was approximately $18,074 and $15,673, respectively.

        The amounts included in accumulated other comprehensive income as of December 31, 2011 expected to be recognized as components of net periodic pension cost during the fiscal year ending December 31, 2012 are as follows:

Net gain or loss	$(78)
Net prior service cost	885

Net amount expected to be recognized	$807

        The U.K. Plan investment policy is to maximize long-term financial return commensurate with security and minimizing risk. This is achieved by holding a portfolio of marketable investments that avoids over-concentration of investment and spreads assets both over industry and geography. In setting investment strategy, the trustees considered the lowest risk strategy that they could adopt in relation to the U.K. Plan's liabilities and designed their asset allocation to achieve a higher return while maintaining a cautious approach to meeting the plan's liabilities. The trustees undertook a review of investment strategy and took advice from their investment advisors. They considered a full range of asset classes, the risks and rewards of a range of alternative asset allocation strategies, the suitability of each asset class and the need for appropriate diversification. The current strategy is to hold approximately 35% in a global return fund, approximately 20% in U.K. equities, approximately 15% in non-U.K. equities, approximately 15% in long lease property, approximately 10% in corporate bonds and approximately 5% in real estate.

SCIENTIFIC GAMES CORPORATION AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

(in thousands, except per share amounts)

(13) Pension and Other Post-Retirement Plans (Continued)

        The fair value of our U.K. Plan assets at December 31, 2011 by asset category is as follows:

Asset Category	Market Value at 12/31/2011	Quoted Prices in Active Markets for Identical Assets (Level 1)	Significant Observable Inputs (Level 2)	Significant Unobservable Inputs (Level 3)
Equity securities in U.K. companies (a)	$7,056	$—	$7,056	$—
Equity securities in non-U.K. companies (a)	6,326	—	6,326	—
Global Return Fund (a)	15,386	—	15,386	—
Fixed-income U.K. government bonds (a)	—	—	—	—
Corporate bonds (a)	4,243	—	4,243	—
Real estate	9,356	—	—	9,356
Cash (b)	171	171	—	—

Total pension assets	$42,538	$171	$33,011	9,356

(a)
The assets are invested through managed funds that are valued using inputs derived principally from quoted prices in active markets for the underlying assets in the fund.

(b)
The fair value of cash equals its book value.

        The change in fair value of the pension assets valued using significant unobservable inputs (Level 3) was due to the following:

General Account
Beginning balance at December 31, 2010	$2,416
Purchases	6,616
Unrealized gain on asset still held at December 31, 2011	324

Ending balance at December 31, 2011	$9,356

SCIENTIFIC GAMES CORPORATION AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

(in thousands, except per share amounts)

(13) Pension and Other Post-Retirement Plans (Continued)

        The fair value of our U.K. Plan assets at December 31, 2010 by asset category is as follows:

Asset Category	Market Value at 12/31/2010	Quoted Prices in Active Markets for Identical Assets (Level 1)	Significant Observable Inputs (Level 2)	Significant Unobservable Inputs (Level 3)
Equity securities in U.K. companies (a)	$16,785	$—	$16,785	$—
Equity securities in non-U.K. companies (a)	15,206	—	15,206	—
Fixed-income U.K. government bonds (a)	3,963	—	3,963	—
Corporate bonds (a)	5,384	—	5,384	—
Real estate	2,416	—	—	2,416
Cash (b)	189	189	—	—

Total pension assets	$43,943	$189	$41,338	$2,416

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

        The Canadian Plan investment policy is to maximize long-term financial return commensurate with security and minimizing risk. This is achieved by holding a portfolio of marketable investments that avoids over-concentration of investment and spreads assets both over industry and geography. In setting investment strategy, the Company considered the lowest risk strategy that it could adopt in relation to the Canadian Plan's liabilities and designed the asset allocation to achieve a higher return while maintaining a cautious approach to meeting the plan's liabilities. The Company considered a full range of asset classes, the risks and rewards of a range of alternative asset allocation strategies, the suitability of each asset class and the need for appropriate diversification. The current strategy is to hold approximately 32% in Canadian equities, approximately 28% in non-Canadian equities and approximately 40% in bonds.

SCIENTIFIC GAMES CORPORATION AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

(in thousands, except per share amounts)

(13) Pension and Other Post-Retirement Plans (Continued)

        The fair value of our Canadian Plan assets at December 31, 2011 by asset category is as follows:

Asset Category	Value at 12/31/2011	Markets for Identical Assets (Level 1)	Observable Inputs (Level 2)	Unobservable Inputs (Level 3)
Equity securities in Canadian companies (a)	$9,759	$9,049	$710	$—
Equity securities in non-Canadian companies (a)	9,169	4,773	4,396	—
Government bonds	4,629	4,629	—	—
Corporate bonds	6,470	6,470	—	—
Other short-term investment (b)	377	—	377	—
Cash and cash equivalents (c)	254	254	—	—

Total pension assets	$30,658	$25,175	$5,483	$—

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

(c)
The carrying value of cash and cash equivalents approximates fair value because of the short-term maturity of these instruments.

        The fair value of our Canadian Plan assets at December 31, 2010 by asset category is as follows:

Asset Category	Market Value at 12/31/2010	Quoted Prices in Active Markets for Identical Assets (Level 1)	Significant Observable Inputs (Level 2)	Significant Unobservable Inputs (Level 3)
Equity securities in Canadian companies (a)	$9,634	$8,927	$707	—
Equity securities in non-Canadian companies (a)	8,841	8,841	—	—
Government bonds	2,998	2,998	—	—
Corporate bonds	6,187	6,187	—	—
Other short-term investment (b)	1,423	—	1,423	—
Cash and cash equivalents (c)	174	174	—	—

Total pension assets	$29,257	$27,127	$2,130	$—

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

(c)
The carrying value of cash and cash equivalents approximates fair value because of the short-term maturity of these instruments.

        The table below provides the weighted-average actuarial assumptions used to determine the benefit obligation and net periodic benefit cost.

	U.K. Plan			Canadian Plan
	2011	2010	2009	2011	2010	2009
Discount rates:
Benefit obligation	4.80%	5.40%	5.80%	5.30%	5.50%	6.40%
Net periodic pension cost	5.40%	5.80%	6.20%	5.50%	6.40%	7.50%
Rate of compensation increase	3.50%	4.00%	3.60%	3.25%	3.25%	3.25%
Expected return on assets	7.50%	7.80%	6.62%	7.00%	7.00%	7.00%

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

SCIENTIFIC GAMES CORPORATION AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

(in thousands, except per share amounts)

(13) Pension and Other Post-Retirement Plans (Continued)

        The following benefit payments, which reflect expected future service, as appropriate, are expected to be paid:

Year	U.K. Plan	Canadian Plan
2012	$824	$1,244
2013	$839	$1,352
2014	$870	$1,391
2015	$901	$1,499
2016	$917	$1,611
2017 - 2021	$5,051	$10,571

        We have a 401(k) plan for U.S.-based employees. Those employees that participate in our 401(k) plan are eligible to receive matching contributions from us for the first 6% of participant contributions. Effective February 28, 2009, we reduced the matching contributions from 50 to 25 cents on the dollar for the first 6% of participant contributions for a match of up to 1.5% of eligible compensation. Effective January 1, 2010, we increased the matching contributions to 37.5 cents on the dollar for the first 6% of contributions for a match of up to 2.25% of eligible compensation. Contribution expense for the years ended December 31, 2011, 2010 and 2009 amounted to approximately $1,412, $1,718 and $1,272, respectively.

(14) Income Tax Expense

        The components of income (loss) before income taxes are as follows:

	Years Ended December 31,
	2011	2010	2009
United States ("U.S.")	$(86,085)	$(84,751)	$(100,050)
Foreign	89,498	79,438	73,718

Income (loss) before income tax expense	$3,413	$(5,313)	$(26,332)

SCIENTIFIC GAMES CORPORATION AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

(in thousands, except per share amounts)

(14) Income Tax Expense (Continued)

        The components of the provision for income taxes are as follows:

	Years Ended December 31,
	2011	2010	2009
Current
U.S. Federal	$440	$7,565	$(16,229)
U.S. State	215	25	426
Foreign	13,504	6,210	1,321

Total	14,159	13,800	(14,482)

Deferred
U.S. Federal	2,000	100,982	26,736
U.S. State	87	16,882	(7,604)
Foreign	(263)	12,224	8,897

Total	1,824	130,088	28,029

Total income tax expense	$15,983	$143,888	$13,547

        The reconciliation of the U.S. federal statutory tax rate to the actual tax rate is as follows:

	Years Ended December 31,
	2011	2010	2009
Statutory U.S. federal income tax rate	35.0%	35.0%	35.0%
U.S. state income taxes, net of federal benefit	(132.2)%	141.9%	40.3%
Federal benefit of R&D credits, net	(2.5)%	9.5%	(14.9)%
Foreign earnings at lower rates than U.S. federal rate	(530.2)%	170.9%	56.0%
Federal expense (benefit) of U.S. permanent differences	246.9%	(251.9)%	(2.7)%
Federal valuation allowance adjustments	853.3%	(2816.1)%	(165.8)%
Other	(1.6)%	1.8%	0.7%

Effective income tax rate	468.7%	(2708.9)%	(51.4)%

        The effective tax rate in 2011 is 468.7% compared to (2,708.9)% in 2010. During the year ended December 31, 2010, we recorded a valuation allowance of $149.6 million against U.S. deferred tax assets. The income tax expense in 2011 is primarily attributable to income tax expense in our international jurisdictions. The effective tax rate for 2011 does not include the benefit of the current year U.S. tax loss as a result of the valuation allowance against our U.S. deferred tax assets.

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

	December 31,
	2011	2010
Deferred tax assets:
Inventory valuation	$10,294	$8,886
Reserves and other accrued expenses	6,865	5,096
Compensation not currently deductible	9,168	6,184
Employee pension benefit included in other comprehensive (loss) income	3,097	1,711
Unrealized losses and income from derivative financial instruments included in other comprehensive (loss) income	—	758
Share based compensation	26,326	25,085
Net operating loss carry forwards	136,018	125,483
Tax credit carry forwards	41,881	45,790
Differences in financial reporting and tax basis for Property and Equipment	13,148	17,729
Valuation allowance	(236,296)	(234,813)

Realizable deferred tax assets	10,501	1,909

Deferred tax liabilities:
Deferred costs and prepaid expenses	(2,795)	(923)
Unrealized losses and income from derivative financial instruments included in other comprehensive (loss) income	(44)	—
Differences in financial reporting and tax basis for:
Identifiable intangible assets	(51,628)	(43,837)

Total deferred tax liabilities	(54,467)	(44,760)

Net deferred tax assets on balance sheet	(43,966)	(42,851)

Reported As:
Current deferred tax assets	4,697	2,448
Non-current deferred tax assets	11,217	15,580
Current deferred tax liabilities	(3,616)	(21)
Non-current deferred tax liabilities	(56,264)	(60,858)

Net deferred tax assets on the balance sheet	$(43,966)	$(42,851)

        In accordance with Accounting Standards Codification ("ASC") 740, Income Taxes, the current and non-current components of our deferred tax balances are generally based on the balance sheet classification of the asset or liability creating the temporary difference. If the deferred tax asset or liability is not related to a component of our balance sheet, such as our net operating loss carry forwards, the classification is presented based on the expected reversal date of the temporary difference. Our valuation allowance has been classified as current or non-current based on the percentage of current and non-current deferred tax assets to total deferred tax assets.

SCIENTIFIC GAMES CORPORATION AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

(in thousands, except per share amounts)

(14) Income Tax Expense (Continued)

        At December 31, 2011, we had net operating loss ("NOL") carry forwards (tax-effected) for federal, state and foreign income tax purposes of $78,230, $20,413 and $37,375, respectively. If not utilized, the federal and state tax loss carry forward will expire through 2031. Certain of our federal NOL carry forwards are limited due to prior-year changes in ownership. The foreign NOL carry forwards can be carried forward for periods that vary from ten years to indefinitely.

        We have foreign tax credit carry forwards of approximately $30,067 which if unutilized will expire through 2018, research and development tax credit carry forwards of $9,003 which if unutilized will expire through 2031, alternative minimum tax credit carry forwards of $367 which can be carried forward indefinitely, state tax credits of $1,901 which if unutilized will expire through 2021, and other non-U.S. tax credits of $543 which can be carried forward indefinitely.

        At December 31, 2011 and December 31, 2010, we established a valuation allowance of $236,296 and $234,813 against the U.S. and foreign deferred tax assets that, in the judgment of management, are more likely than not to expire before they can be utilized. In assessing the recoverability of our deferred tax assets, we analyzed all evidence, both positive and negative. We considered, among other things, our deferred tax liabilities, our historical earnings and losses, projections of future income, and tax-planning strategies available to us in the relevant jurisdiction.

        We established at December 31, 2011 and December 31, 2010 valuation allowances of $146,681 and $122,317, respectively, against the benefit of U.S. federal deferred tax assets and valuation allowances of $29,170 and $24,432, respectively, against the benefit of state deferred tax assets.

        At December 31, 2011 and 2010, we established valuation allowances of $30,067 and $33,689, respectively, against the benefit of the deferred tax assets related to the U.S. foreign tax credit carry forwards. The decrease in the foreign tax credit valuation allowance in 2011 is due to the election by the Company to deduct foreign tax credits recorded in 2010 on its 2011 U.S. federal income tax return.

        At December 31, 2011 and 2010, we established valuation allowances of $30,378 and $54,375, respectively, against the benefit of the deferred tax assets related to foreign NOL carry forwards to measure them at their expected realizable value. The decrease in the foreign net operating loss valuation allowance is due to either the expiration or reversal of certain foreign net operating losses.

        The net increase in all of the Company's U.S. and foreign valuation allowances for 2011 and 2010 was $1,483 and $139,662, respectively.

        Deferred taxes have not been provided on the excess of book basis over tax basis in the shares of certain foreign subsidiaries because these basis differences are not expected to reverse in the foreseeable future and are essentially permanent in duration. Our intention is to continue to reinvest the earnings of our foreign subsidiaries indefinitely. The estimated cumulative amount of earnings from foreign subsidiaries that are permanently reinvested outside of the U.S. is $290,032 as of December 31, 2011.

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

        The total amount of unrecognized tax benefits as of December 31, 2011 was approximately $1,876. Of this amount, approximately $1,303, if recognized, would be included in our statement of operations and have an impact on our effective tax rate. The Company does not anticipate a material reduction of its liability for unrecognized tax benefits before December 31, 2012.

        We recognize interest accrued for unrecognized tax benefits in interest expense and recognize penalties in income tax expense. During the years ended December 31, 2011, 2010 and 2009, we recognized approximately $67, $102 and $(1,206), respectively, in interest and penalties. We had approximately $440 and $484 for the payment of interest and penalties accrued at December 31, 2011 and 2010, respectively.

        We and our subsidiaries file income tax returns in the U.S. federal jurisdiction and various states and foreign jurisdictions. With few exceptions, we are no longer subject to U.S. federal, state and local, or non-U.S. income tax examinations by tax authorities for years before 2008.

        The Company had the following activity for unrecognized tax benefits:

	Year Ended December 31,
	2011	2010	2009
Balance at beginning of period	$1,760	$6,612	$18,250
Tax positions related to current year additions	162	—	—
Additions for tax positions of prior years	165	211	—
Tax positions related to prior years reductions	—	—	(1,114)
Reductions due to lapse of statute of limitations on tax positions	—	(5,020)	(33)
Settlements	(211)	(43)	(10,491)

Balance at end of period	$1,876	$1,760	$6,612

(15) Business and Geographic Segments

        We report our operations in three business segments: Printed Products; Lottery Systems; and Gaming. During the first quarter of 2011 we reviewed the allocation of overhead expenses to our reportable segments as a result of the realignment of our management structure. Based on this review, we determined to no longer allocate certain overhead expenses to our reportable segments. This change, which was effective January 1, 2011, had no impact on the Company's consolidated balance sheets or its statements of operations, cash flows or changes in stockholders' equity for any periods. Prior period reportable segment information has been adjusted to reflect the change in reportable segment reporting.

SCIENTIFIC GAMES CORPORATION AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

(in thousands, except per share amounts)

(15) Business and Geographic Segments (Continued)

        The following tables set forth revenue, cost of revenue, depreciation, amortization, selling, general and administrative expenses, write-down of assets held for sale, employee termination and restructuring costs, operating income, capital, lottery and gaming systems expenditures and assets for the years ended (or at) December 31, 2011, 2010 and 2009, respectively, by reportable segments. Corporate expenses and corporate depreciation and amortization are not allocated to the reportable segments and are presented as unallocated corporate costs.

	Year Ended December 31, 2011
	Printed Products	Lottery Systems	Gaming	Totals
Revenue:
Instant tickets	$493,275	$—	$—	$493,275
Services	—	205,801	125,900	331,701
Sales	9,664	36,528	7,554	53,746

Total revenue	502,939	242,329	133,454	878,722

Cost of instant tickets (1)	281,565	—	—	281,565
Cost of services (1)	—	109,016	62,358	171,374
Cost of sales (1)	5,928	25,134	7,278	38,340
Selling, general and administrative expenses	49,269	23,713	16,408	89,390
Employee termination and restructuring costs	—	—	1,997	1,997
Depreciation and amortization	32,746	46,891	38,435	118,072

Segment operating income	$133,431	$37,575	$6,978	$177,984

Unallocated corporate costs				94,163

Consolidated operating income				$83,821

Assets at December 31, 2011	$922,890	$727,168	$498,599

Unallocated assets at December 31, 2011				13,244
Consolidated assets at December 31, 2011				$2,161,901

Capital, lottery and gaming systems expenditures	$22,120	$47,766	$19,888	$89,774

(1)
Exclusive of depreciation and amortization.

SCIENTIFIC GAMES CORPORATION AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

(in thousands, except per share amounts)

(15) Business and Geographic Segments (Continued)

	Year Ended December 31, 2010
	Printed Products	Lottery Systems	Gaming	Totals
Revenue:
Instant tickets	$465,090	$—	$—	$465,090
Services	—	199,439	163,699	363,138
Sales	9,222	36,597	8,452	54,271

Total revenue	474,312	236,036	172,151	882,499

Cost of instant tickets (1)	270,787	—	—	270,787
Cost of services (1)	—	104,274	101,760	206,034
Cost of sales (1)	6,981	25,716	5,348	38,045
Selling, general and administrative expenses	46,894	22,973	20,518	90,385
Write-down of assets held for sale	—	—	8,029	8,029
Employee termination and restructuring costs	—	—	602	602
Depreciation and amortization	33,303	64,979	42,983	141,265

Segment operating income (loss)	$116,347	$18,094	$(7,089)	$127,352

Unallocated corporate costs				68,616

Consolidated operating income				$58,736

Assets at December 31, 2010	$947,736	$756,593	$429,003

Unallocated assets at December 31, 2010				18,206
Consolidated assets at December 31, 2010				$2,151,538

Capital, lottery and gaming systems expenditures	$19,351	$47,679	$41,488	$108,518

(1)
Exclusive of depreciation and amortization.

SCIENTIFIC GAMES CORPORATION AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

(in thousands, except per share amounts)

(15) Business and Geographic Segments (Continued)

	Year Ended December 31, 2009
	Printed Products	Lottery Systems	Gaming	Totals
Revenue:
Instant tickets	$453,238	$—	$—	$453,238
Services	—	211,015	198,999	410,014
Sales	13,374	46,372	4,751	64,497

Total revenue	466,612	257,387	203,750	927,749

Cost of instant tickets (1)	270,836	—	—	270,836
Cost of services (1)	—	110,660	123,433	234,093
Cost of sales (1)	8,923	32,619	2,997	44,539
Selling, general and administrative expenses	37,411	22,769	24,923	85,103
Write-down of assets held for sale	—	—	54,356	54,356
Employee termination and restructuring costs	2,016	125	433	2,574
Depreciation and amortization	32,982	68,902	49,224	151,108

Segment operating income (loss)	$114,444	$22,312	$(51,616)	$85,140

Unallocated corporate costs				83,821
Corporate employee termination costs				1,346

Consolidated operating (loss)				$(27)

Assets at December 31, 2009	$913,767	$800,825	$537,731	—

Unallocated assets at December 31, 2009				39,569
Consolidated assets at December 31, 2009				$2,291,792

Capital, lottery and gaming systems expenditures	$15,772	$38,779	$22,991	$77,542

(1)
Exclusive of depreciation and amortization.

        In evaluating financial performance, we focus on operating income as a segment's measure of profit or loss. Segment operating income (loss) is income (loss) before other income (expense), net, interest expense, earnings from equity investments, gain (loss) on extinguishment of debt, unallocated corporate costs and income taxes. Certain corporate assets consisting of cash, prepaid expenses, and property, plant and equipment are not allocated to the segments. The accounting policies of the reportable segments are the same as those described in the summary of significant accounting policies.

SCIENTIFIC GAMES CORPORATION AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

(in thousands, except per share amounts)

(15) Business and Geographic Segments (Continued)

        The following table provides a reconciliation of reportable segment operating income to income (loss) before income taxes for each period:

	Years Ended December 31,
	2011	2010	2009
Reported segment operating income	$177,984	$127,352	$85,140
Unallocated corporate costs	(94,163)	(68,616)	(83,821)
Corporate employee termination costs	—	—	(1,346)
Consolidated operating income (loss)	83,821	58,736	(27)
Interest expense	(104,703)	(101,613)	(87,498)
Other loss	(911)	(8,594)	(2,856)
Earnings from equity investments	29,391	49,090	59,220
Gain (loss) on early extinguishment of debt	(4,185)	(2,932)	4,829

Net income (loss) before income taxes	$3,413	$(5,313)	$(26,332)

        Sales to international customers originated from the United States amounted to approximately $26,000, $28,000 and $40,000 for the years ended December 31, 2011, 2010 and 2009, respectively. The following represents revenue by customer location and long-lived assets by geographic segment:

	Years Ended December 31,
	2011	2010	2009
Geographic Segments
Revenue:
United States	$425,665	$470,639	$477,175
North America, other than United States	58,103	66,526	53,139
United Kingdom	136,286	87,029	82,628
Europe (1)	183,063	178,578	226,006
Other	75,605	79,727	88,801

Total (2)	$878,722	$882,499	$927,749

	As of December 31,
	2011	2010
Long-lived assets (excluding identifiable intangibles):
United States	$205,868	$195,718
North America, other than United States	40,981	47,960
United Kingdom	92,849	115,223
Europe (1)	28,902	26,424
Other	57,888	65,256

Total (3)	$426,488	$450,581

(1)
Excluding United Kingdom.

(2)
Total revenues from international customers for the years ended December 31, 2011, 2010 and 2009 were $453,057, $411,860 and $450,514, respectively.

(3)
Total long-lived assets held outside the United States as of December 31, 2011 and 2010 was $220,620 and $254,863, respectively.

SCIENTIFIC GAMES CORPORATION AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

(in thousands, except per share amounts)

(16) Earnings from Equity Investments

        At December 31, 2011, the Company had investments in the following entities which are accounted for using the equity method of accounting. The Company records income or losses from equity method investments as "Earnings from equity investments" in the Consolidated Statement of Operations and records the carrying value of each investment in "Equity investments" in the Consolidated Balance Sheets.

Lotterie Nazionali S.r.l.

        We are a 20% equity owner in LNS, an entity comprised principally of us, Lottomatica Group S.p.A. ("Lottomatica") and Arianna 2001, a company owned by the Federation of Italian Tobacconists, that was awarded the concession from the Italian Monopoli di Stato to be the exclusive operator of the Italian Gratta e Vinci instant ticket lottery beginning on October 1, 2010. The concession has an initial term of nine years (subject to a performance evaluation during the fifth year) and could be extended by the Monopoli di Stato for an additional nine years. LNS succeeded Consorzio Lotterie Nazionali ("CLN"), a consortium comprised of essentially the same group that owns LNS, as holder of the concession. Under the new concession, we are the primary supplier of instant lottery tickets for LNS, as we were under the prior concession. CLN, which had held the concession since 2004, is being wound up and the bulk of its assets have been transferred to LNS. LNS paid €800,000 in upfront fees under the terms of the new concession. We paid our pro rata share of these fees in 2010 (€160,000). The upfront fees associated with the new concession are amortized by LNS (anticipated to be approximately €89,000 each year of the new concession on a pre-tax basis), which reduces our earnings from our equity investment in LNS. Our share of the amortization is approximately €18,000 each year on a pre-tax basis. In light of the corporate structure of LNS, we record earnings from our equity investment in LNS on an after-tax basis, which impacted the comparability of our results of operations from LNS during 2011 since we recorded earnings from our equity investment in CLN on a pre-tax basis. Subject to applicable limitations, we are entitled to receive from LNS annual cash dividends as well as periodic return of capital payments over the life of the concession.

        For the years ended December 31, 2011 and December 31, 2010 we recorded income of approximately $18,600 and $4,300, respectively, representing our share of earnings from our equity investment in LNS. The income recorded in 2010 related to the fourth quarter of 2010. We recognized revenue from the sale of tickets to LNS during the years ended December 31, 2011 and December 31, 2010 of approximately $56,900 and $17,600, respectively. Revenue recognized in 2010 related to the fourth quarter of 2010. As of December 31, 2011 we had approximately $10,100 in accounts receivable from LNS. For the years ended December 31, 2010 and 2009 we recorded income representing our share of earnings from our equity investment in CLN of approximately $35,200 and $49,700, respectively. We recognized revenue from the sale of instant lottery tickets to CLN during the years ended December 31, 2010 and 2009 of approximately $38,000 and $64,300, respectively.

Guard Libang

        On November 15, 2007, we acquired a 50% interest in the ownership of Guard Libang, a leading provider of instant lottery ticket validation systems and certain cooperative services in China, for approximately $28,000. For the years ended December 31, 2011, 2010 and 2009, we recorded income of

SCIENTIFIC GAMES CORPORATION AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

(in thousands, except per share amounts)

(16) Earnings from Equity Investments (Continued)

approximately $2,800, $2,000 and $2,400, respectively, representing our share of earnings from our equity investment in Guard Libang.

Roberts Communications Network, LLC

        On February 28, 2007, we sold our racing communications business and our 70% interest in NASRIN, our data communications business, to Roberts Communications Network, LLC ("RCN") in exchange for a 29.4% interest in RCN. RCN provides communications services to racing and non-racing entities using both satellite and terrestrial services. For the years ended December 31, 2011, 2010 and 2009, we recorded income of approximately $2,400, $3,500 and $3,000, respectively, representing our share of earnings from our equity investment in RCN.

CSG Lottery Technology (Beijing) Co. Ltd.

        On October 12, 2007, we invested $7,350 for a 49% interest in CSG Lottery Technology (Beijing) Co., Ltd. ("CSG"). CSG established an instant ticket manufacturing facility that produces instant lottery tickets for sale to the China Sports Lottery for a 15-year period that began in 2009. For the years ended December 31, 2011, 2010 and 2009, we recorded income of approximately $9,700, $4,800 and $4,500, respectively, representing our share of earnings from our equity investment in CSG. We also receive a royalty fee from CSG for intellectual property rights deemed necessary to promote lottery ticket sales equal to 1% of the total gross profits distributed by CSG.

Shandong Inspur Scientific Games Technology, Ltd.

        On April 16, 2007, we invested approximately $750 to establish Shandong Inspur Scientific Games Technology, Ltd. ("SIST"). Through our equity interest with SIST, we began providing cooperative services support in the Shangdong Province of China beginning in the first half of 2008. For the years ended December 31, 2010 and 2009, we recorded income (loss) of $96 and ($430), respectively, representing our share of earnings from our equity investment in SIST. On February 1, 2011, we sold our interest in SIST.

Sciplay

        On January 21, 2010, we entered into a joint venture with Playtech Services (Cyprus) Limited ("Playtech"), a subsidiary of Playtech Limited, via the formation of two entities, Sciplay International S.a.r.l. and Sciplay (Luxembourg) S.a.r.l., collectively "Sciplay". The joint venture focused on providing end-to-end offerings of products and services that enable lotteries and certain other gaming operators to offer internet gaming solutions in a manner that is consistent with applicable regulatory regimes. During 2010, we invested $250 in Sciplay. We had a 50% interest in each Sciplay entity. For the years ended December 31, 2011 and December 31, 2010, we recorded a loss of $895 and $481, respectively, representing our share of earnings from our equity investment in Sciplay. On January 23, 2012, we entered into an agreement with Playtech that restructured this strategic relationship from a joint venture arrangement to a license arrangement. Under the agreement, Playtech will license its internet gaming software to us on a mutually non-exclusive basis for use by certain categories of our current and prospective customers, including U.S. casinos and lotteries worldwide. The Sciplay-related entities are now wholly owned subsidiaries of Scientific Games.

SCIENTIFIC GAMES CORPORATION AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

(in thousands, except per share amounts)

(16) Earnings from Equity Investments (Continued)

Sportech Plc

        Upon the closing of the sale of the Racing Business to Sportech, we received an equity interest in Sportech of approximately 20% of the shares then outstanding. Sportech operates football pools and associated games through various distribution channels including direct mail and telephone, agent-based collection and via the internet. Sportech provides wagering technology solutions to racetracks, and off-track wagering networks and also operates a portfolio of online casino, poker, bingo and fixed-odds games businesses. We record our equity interest in Sportech on a 90-day lag as allowed under ASC 323, Investments—Equity Method and Joint Ventures.

Northstar Lottery Group, LLC

        We are a 20% equity owner in Northstar Lottery Group, LLC ("Northstar"), an entity formed with GTECH Corporation, a subsidiary of Lottomatica, to bid for the agreement to be the private manager for the Illinois lottery for a ten-year term. Northstar was selected as the private manager following a competitive procurement and entered into a private management agreement with the State of Illinois on January 18, 2011 (the "PMA"). As the private manager, Northstar will, subject to the oversight of the Illinois lottery, manage the day-to-day operations of the lottery including lottery game development and portfolio management, retailer recruitment and training, supply of goods and services and overall marketing strategy. Under the terms of the PMA, Northstar is entitled to receive annual incentive compensation payments to the extent it is successful in increasing the lottery's net income above specified target levels, subject to a cap of 5% of the applicable year's net income. Northstar will be responsible for payments to the State to the extent such targets are not achieved, subject to a similar cap. Northstar is expected to be reimbursed on a monthly basis for most of its operating expenses under the PMA. Under our CSP agreement with Northstar, we will be responsible for the design, development, manufacturing, warehousing and distribution of instant lottery tickets and will be compensated based on a percentage of retail sales.

        On January 26, 2011, the Appellate Court of Illinois upheld a constitutional challenge to the revenue statute that, among other things, amended the lottery law to facilitate the PMA on grounds that the statute impermissibly addressed more than one subject. On July 11, 2011, the Illinois Supreme Court reversed the Appellate Court decision and upheld the revenue statute. Operations under the PMA commenced on July 1, 2011. During the year ended December 31, 2011, we recorded a loss of approximately $1,700 attributable to our share of earnings from our equity investment in Northstar.

International Terminal Leasing

        As contemplated by our strategic agreements with Video B Holdings Limited ("Video B"), a subsidiary of Playtech Limited, relating to our license of Video B's back-end technology platform for our gaming machines, we formed ITL with Video B in the first quarter of 2011. The purpose of ITL is to acquire gaming terminals using funds contributed to the capital of ITL by each partner. The gaming terminals, which will employ Video B's software, will be leased to whichever Company subsidiary is to provide the terminals to third-party customers. The equity interest of each partner is expected to vary based on the respective capital contributions from the partners; however, each partner has joint control regarding operating decisions of ITL. Intra-entity profits and losses are eliminated as necessary. During

SCIENTIFIC GAMES CORPORATION AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

(in thousands, except per share amounts)

(16) Earnings from Equity Investments (Continued)

the year ended December 31, 2011, we recorded a loss of approximately $2,700 attributable to our share of earnings from equity investment in ITL.

        The combined summary financial information as of and for the years ended December 31, 2011, 2010 and 2009 is presented for all equity method investments owned during the respective periods. The audited financial statements of LNS are attached as Exhibit 99.1 to this Annual Report on Form 10-K. We intend to file the audited financial statements of CSG and Guard Libang for the years ended December 31, 2011, 2010 and 2009 and unaudited financial statements for CLN for the year ended December 31, 2011 as exhibits to Form 10-K/A no later than June 30, 2012.

	Years Ended December 31,
	2011	2010	2009
Revenues	$907,744	$598,758	$557,008
Revenues less cost of revenue	$461,715	$338,327	$310,610
Net income	$124,523	$161,853	$195,033

	As of December 31,
	2011	2010
Current assets	$598,004	$934,368
Noncurrent assets	$1,377,045	$1,498,435
Current liabilities	$455,082	$738,060
Noncurrent liabilities	$93,363	$1,251,155

SCIENTIFIC GAMES CORPORATION AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

(in thousands, except per share amounts)

(17) Accumulated Other Comprehensive (Loss) Income

        The accumulated balances for each classification of comprehensive (loss) income are as follows:

	Foreign Currency Items	Unrealized Gains (Losses) on Securities	Derivative Financial Instruments (1)	Unrecognized pension benefit costs, net of taxes (2)	Accumulated Other Comprehensive (Loss) Income
Balance at December 31, 2008	$(37,812)	111	(4,901)	(6,324)	(48,926)
Change during period	45,304	(38)	2,486	(1,804)	45,948
Reclassified into operations	—	—	—	394	394

Balance at December 31, 2009	$7,492	73	(2,415)	(7,734)	(2,584)

Change during period	(16,325)	—	935	57	(15,333)
Reclassified into operations	—	—	—	390	390

Balance at December 31, 2010	$(8,833)	73	(1,480)	(7,287)	(17,527)

Change during period	(11,860)	(73)	1,480	(4,998)	(15,451)
Change in LNS derivative financial instrument	—	—	382	—	382
Reclassified into operations	—	—	—	(221)	(221)

Balance at December 31, 2011	$(20,693)	—	382	(12,506)	(32,817)

(1)
The change during the period is net of income taxes of approximately $(1,008), $(623) and $1,631 in 2011, 2010 and 2009, respectively. We have recorded $382 representing our share of the derivative instrument held by LNS.

(2)
The change during the period is net of income taxes of approximately $(1,584), $306 and $(667) in 2011, 2010 and 2009 respectively.

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

(19) Financial Information for Guarantor Subsidiaries and Non-Guarantor Subsidiaries

        We conduct substantially all of our business through our domestic and international subsidiaries. SGI's obligations under the Credit Agreement, the 2016 Notes and the 2019 Notes are fully and unconditionally and jointly and severally guaranteed by Scientific Games Corporation (the "Parent Company") and our 100%-owned domestic subsidiaries other than SGI (the "Guarantor Subsidiaries"). Our 2018 Notes, which were issued by the Parent Company, are fully and unconditionally and jointly and severally guaranteed by our 100% owned domestic subsidiaries, including SGI.

        Presented below is condensed consolidating financial information for (i) the Parent Company, (ii) SGI, (iii) the 100%-owned Guarantor Subsidiaries other than SGI and (iv) the 100%-owned international subsidiaries and the non-100%-owned domestic and international subsidiaries (the "Non-Guarantor Subsidiaries") as of December 31, 2011 and December 31, 2010 and for the years ended December 31, 2011, 2010 and 2009. The condensed consolidating financial information has been presented to show the nature of assets held, results of operations and cash flows of the Parent Company, SGI, the Guarantor Subsidiaries and the Non-Guarantor Subsidiaries assuming the guarantee structures of the Credit Agreement, the 2019 Notes, the 2018 Notes, the 2016 Notes, the Convertible Debentures and the 2012 Notes were in effect at the beginning of the periods presented. The condensed consolidating financial information has also been recast for all periods presented to reflect entities included in the sale of the Racing Business as non-guarantors.

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

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

(in thousands, except per share amounts)

(19) Financial Information for Guarantor Subsidiaries and Non-Guarantor Subsidiaries (Continued)

SCIENTIFIC GAMES CORPORATION AND SUBSIDIARIES
SUPPLEMENTAL CONDENSED CONSOLIDATING BALANCE SHEET
December 31, 2011
(in thousands)

	Parent Company	SGI	Guarantor Subsidiaries	Non-Guarantor Subsidiaries	Eliminating Entries	Consolidated
Assets
Cash and cash equivalents	$24,042	$56	$—	$81,482	$(1,178)	$104,402
Accounts receivable, net	—	53,531	41,238	87,698	—	182,467
Inventories	—	23,714	16,884	41,113	—	81,711
Other current assets	8,699	3,409	5,117	23,277	—	40,502
Property and equipment, net	3,522	166,637	36,028	220,301	—	426,488
Investment in subsidiaries	551,256	721,909	—	909,379	(2,182,544)	—
Goodwill, net	—	273,656	78,618	414,075	—	766,349
Intangible assets, net	—	41,520	25,849	19,490	—	86,859
Intercompany balances	125,440	—	231,357	—	(356,797)	—
Other assets	17,002	82,748	12,265	367,209	(6,101)	473,123

Total assets	$729,961	$1,367,180	$447,356	$2,164,024	$(2,546,620)	$2,161,901

Liabilities and stockholders' equity
Debt payments due within one year	$—	$6,280	$—	$19,911	$—	$26,191
Other current liabilities	31,231	56,050	30,140	94,682	(1,211)	210,892
Long-term debt, excluding current installments	250,000	1,104,884	—	9,592	—	1,364,476
Other non-current liabilities	5,016	38,772	13,427	59,413	—	116,628
Intercompany balances	—	71,603	—	285,162	(356,765)	—
Stockholders' equity	443,714	89,591	403,789	1,695,264	(2,188,644)	443,714

Total liabilities and stockholders' equity	$729,961	$1,367,180	$447,356	$2,164,024	$(2,546,620)	$2,161,901

SCIENTIFIC GAMES CORPORATION AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

(in thousands, except per share amounts)

(19) Financial Information for Guarantor Subsidiaries and Non-Guarantor Subsidiaries (Continued)

SCIENTIFIC GAMES CORPORATION AND SUBSIDIARIES
SUPPLEMENTAL CONDENSED CONSOLIDATING BALANCE SHEET
December 31, 2010
(in thousands)

	Parent Company	SGI	Guarantor Subsidiaries	Non-Guarantor Subsidiaries	Eliminating Entries	Consolidated
Assets
Cash and cash equivalents	$62,639	$150	$—	$62,770	$(1,278)	$124,281
Accounts receivable, net	—	72,830	45,541	59,808	—	178,179
Inventories	—	29,416	16,210	23,118	—	68,744
Other current assets	14,997	2,783	4,564	20,117	—	42,461
Property and equipment, net	1,730	150,130	43,859	254,862	—	450,581
Investment in subsidiaries	510,260	670,471	—	386,690	(1,567,421)	—
Goodwill, net	—	273,656	78,843	411,416	—	763,915
Intangible assets, net	—	42,170	20,481	7,962	—	70,613
Intercompany balances	133,483	—	164,982	—	(298,465)	—
Other assets	18,457	98,933	6,046	335,429	(6,101)	452,764

Total assets	$741,566	$1,340,539	$380,526	$1,562,172	$(1,873,265)	$2,151,538

Liabilities and stockholders' equity
Debt payments due within one year	$—	$6,280	$—	$2,151	$—	$8,431
Other current liabilities	29,363	48,074	32,601	78,817	(1,288)	187,567
Long-term debt, excluding current installments	250,000	1,110,573	—	27,686	—	1,388,259
Other non-current liabilities	9,545	43,188	8,141	53,749	—	114,623
Intercompany balances	—	27,292	—	271,186	(298,478)	—
Stockholders' equity	452,658	105,132	339,784	1,128,583	(1,573,499)	452,658

Total liabilities and stockholders' equity	$741,566	$1,340,539	$380,526	$1,562,172	$(1,873,265)	$2,151,538

SCIENTIFIC GAMES CORPORATION AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

(in thousands, except per share amounts)

(19) Financial Information for Guarantor Subsidiaries and Non-Guarantor Subsidiaries (Continued)

SUPPLEMENTAL CONDENSED CONSOLIDATING STATEMENT OF INCOME
Year Ended December 31, 2011
(in thousands)

	Parent Company	SGI	Guarantor Subsidiaries	Non-Guarantor Subsidiaries	Eliminating Entries	Consolidated
Revenue	$—	$395,007	$59,426	$425,729	$(1,440)	$878,722
Cost of instant ticket revenue, cost of services and cost of sales (1)	—	130,166	140,230	225,400	(4,517)	491,279
Selling, general and administrative expenses	61,537	52,655	10,235	58,623	(28)	183,022
Employee termination and restructuring costs	—	—	—	1,997	—	1,997
Depreciation and amortization	531	29,854	19,000	69,218	—	118,603

Operating (loss) income	(62,068)	182,332	(110,039)	70,491	3,105	83,821
Interest expense	21,487	81,536	—	1,680	—	104,703
Other (income) expense	(17,200)	184,604	(173,990)	(20,814)	3,105	(24,295)

Net (loss) income before equity in income of subsidiaries, and income taxes	(66,355)	(83,808)	63,951	89,625	—	3,413
Equity in income (loss) of subsidiaries	55,352	64,691	—	—	(120,043)	—
Income tax expense	1,567	(522)	11	14,927	—	15,983

Net (loss) income	$(12,570)	$(18,595)	$63,940	$74,698	$(120,043)	$(12,570)

(1)
Exclusive of depreciation and amortization.

SCIENTIFIC GAMES CORPORATION AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

(in thousands, except per share amounts)

(19) Financial Information for Guarantor Subsidiaries and Non-Guarantor Subsidiaries (Continued)

SUPPLEMENTAL CONDENSED CONSOLIDATING STATEMENT OF INCOME
Year Ended December 31, 2010
(in thousands)

	Parent Company	SGI	Guarantor Subsidiaries	Non-Guarantor Subsidiaries	Eliminating Entries	Consolidated
Revenue	$—	$378,523	$52,344	$453,118	$(1,486)	$882,499
Cost of instant ticket revenue, cost of services and cost of sales (1)	—	120,771	140,467	255,254	(1,626)	514,866
Selling, general and administrative expenses	46,922	53,711	10,831	46,860	176	158,500
Write-down of assets held for sale	—	—	—	8,029	—	8,029
Employee termination and restructuring costs	—	—	—	602	—	602
Depreciation and amortization	501	53,696	18,337	69,232	—	141,766

Operating (loss) income	(47,423)	150,345	(117,291)	73,141	(36)	58,736
Interest expense	16,817	82,005	—	2,791	—	101,613
Other (income) expense	12,198	164,573	(202,489)	(11,810)	(36)	(37,564)

Net (loss) income before equity in income of subsidiaries, and income taxes	(76,438)	(96,233)	85,198	82,160	—	(5,313)
Equity in income (loss) of subsidiaries	19,167	81,454	—	—	(100,621)	—
Income tax expense	91,930	15,849	12	36,097	—	143,888

Net (loss) income	$(149,201)	$(30,628)	$85,186	$46,063	$(100,621)	$(149,201)

(1)
Exclusive of depreciation and amortization.

SCIENTIFIC GAMES CORPORATION AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

(in thousands, except per share amounts)

(19) Financial Information for Guarantor Subsidiaries and Non-Guarantor Subsidiaries (Continued)

SUPPLEMENTAL CONDENSED CONSOLIDATING STATEMENT OF INCOME
Year Ended December 31, 2009
(in thousands)

	Parent Company	SGI	Guarantor Subsidiaries	Non-Guarantor Subsidiaries	Eliminating Entries	Consolidated
Revenue	$—	$392,463	$47,987	$491,066	$(3,767)	$927,749
Cost of instant ticket revenue, cost of services and cost of sales (1)	—	121,274	151,888	280,103	(3,797)	549,468
Selling, general and administrative expenses	63,330	49,143	7,356	48,381	38	168,248
Write-down of assets held for sale	—	—	—	54,356	—	54,356
Employee termination and restructuring costs	1,346	1,546	—	1,028	—	3,920
Depreciation and amortization	676	60,669	18,153	72,286	—	151,784

Operating (loss) income	(65,352)	159,831	(129,410)	34,912	(8)	(27)
Interest expense	24,144	58,429	2	4,923	—	87,498
Other (income) expense	(50,665)	149,734	(198,513)	38,259	(8)	(61,193)

Net (loss) income before equity in income of subsidiaries, and income taxes	(38,831)	(48,332)	69,101	(8,270)	—	(26,332)
Equity in (loss) income of subsidiaries	(795)	1,654	—	—	(859)	—
Income tax expense	253	167	126	13,001	—	13,547

Net (loss) income	$(39,879)	$(46,845)	$68,975	$(21,271)	$(859)	$(39,879)

(1)
Exclusive of depreciation and amortization.

SCIENTIFIC GAMES CORPORATION AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

(in thousands, except per share amounts)

(19) Financial Information for Guarantor Subsidiaries and Non-Guarantor Subsidiaries (Continued)

SCIENTIFIC GAMES CORPORATION AND SUBSIDIARIES
SUPPLEMENTAL CONDENSED CONSOLIDATING STATEMENT OF CASH FLOWS
Year Ended December 31, 2011
(in thousands)

	Parent Company	SGI	Guarantor Subsidiaries	Non- Guarantor Subsidiaries	Eliminating Entries	Consolidated
Net (loss) income	$(12,570)	$(18,595)	$63,940	$74,698	$(120,043)	$(12,570)
Depreciation and amortization	531	29,854	19,000	69,218	—	118,603
Change in deferred income taxes	3,960	4,301	(9,320)	978	—	(81)
Equity in income of subsidiaries	(55,351)	(64,692)	—	—	120,043	—
Non-cash interest expense	720	7,387	—	—	—	8,107
Undistributed earnings from equity investments	—	22,918	1,581	(21,828)	3,105	5,776
Stock-based compensation	21,538	—	—	—	—	21,538
Early extinguishment of debt	—	4,185	—	—	—	4,185
Changes in working capital and other	10,125	27,240	(7,895)	(785)	(3,165)	25,520

Net cash provided by (used in) operating activities	(31,047)	12,598	67,306	122,281	(60)	171,078

Cash flows from investing activities:
Capital and wagering systems expenditures	(2,110)	(37,044)	(13,660)	(39,070)	—	(91,884)
Investments in subsidiaries	—	13,552	—	(473,220)	459,668	—
Equity method investments	—	(11,092)	(1,072)	(7,229)	—	(19,393)
Proceeds from sale of Racing Business	—	—	—	—	—	—
Business acquisitions, net of cash acquired	—	—	—	(52,953)	—	(52,953)
Other assets and investments	2,683	(75)	217	266	—	3,091

Net cash provided by (used in) investing activities	573	(34,659)	(14,515)	(572,206)	459,668	(161,139)

Cash flows from financing activities:
Net proceeds/payments on long-term debt	—	(6,280)	—	(1,526)	—	(7,806)
Excess tax benefit from equity-based compensation plans	—	—	—	139	—	139
Payments of financing fees	(122)	(14,498)	—	—	—	(14,620)
Net proceeds from stock issue	(2,354)	—	28	459,393	(459,421)	(2,354)
Purchase of teasury stock	—	—	—	—	—	—
Other, principally intercompany balances	(4,925)	44,298	(52,719)	13,147	199	—

Net cash provided by (used in) financing activities	(7,401)	23,520	(52,691)	471,153	(459,222)	(24,641)

Effect of exchange rate changes on cash	(721)	(1,555)	—	(2,515)	(386)	(5,177)

Increase (decrease) in cash and cash equivalents	(38,596)	(95)	100	18,712	—	(19,879)
Cash and cash equivalents, beginning of period	62,637	152	2,278	59,214	—	124,281

Cash and cash equivalents, end of year	$24,041	$57	$2,378	$77,926	$—	$104,402

SCIENTIFIC GAMES CORPORATION AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

(in thousands, except per share amounts)

(19) Financial Information for Guarantor Subsidiaries and Non-Guarantor Subsidiaries (Continued)

SCIENTIFIC GAMES CORPORATION AND SUBSIDIARIES
SUPPLEMENTAL CONDENSED CONSOLIDATING STATEMENT OF CASH FLOWS
Year Ended December 31, 2010
(in thousands)

	Parent Company	SGI	Guarantor Subsidiaries	Non-Guarantor Subsidiaries	Eliminating Entries	Consolidated
Net (loss) income	$(149,201)	$(30,628)	$85,186	$46,063	$(100,621)	$(149,201)
Depreciation and amortization	501	53,696	18,337	69,232	—	141,766
Change in deferred income taxes	58,650	17,963	(730)	48,260	—	124,143
Equity in income of subsidiaries	(19,167)	(81,454)	—	—	100,621	—
Non-cash interest expense	886	6,277	—	—	—	7,163
Undistributed earnings from equity investments	—	(7,576)	(764)	(6,339)	—	(14,679)
Stock-based compensation	22,807	—	—	—	—	22,807
Early extinguishment of debt	2,260	672	—	—	—	2,932
Restructuring and write-down of assets	3,532	985	—	5,922	(2,049)	8,390
Changes in working capital and other	6,223	22,256	(2,783)	1,527	29	27,252

Net cash provided by (used in) operating activities	(73,509)	(17,809)	99,246	164,665	(2,020)	170,573

Cash flows from investing activities:
Capital and wagering systems expenditures	(101)	(25,325)	(4,357)	(42,495)	—	(72,278)
Investments in subsidiaries	(57,163)	(59,609)	—	(160,938)	277,710	—
Equity method investments	—	(3,817)	(343)	(199,635)	—	(203,795)
Proceeds from sale of Racing Business	35,942	—	—	—	—	35,942
Business acquisitions, net of cash acquired	—	—	(6,556)	(5,937)	—	(12,493)
Other assets and investments	28,936	(14,813)	(13,338)	(35,741)	(5)	(34,961)

Net cash provided by (used in) investing activities	7,614	(103,564)	(24,594)	(444,746)	277,705	(287,585)

Cash flows from financing activities:
Net proceeds/payments on long-term debt	52,982	31,135	—	(52,429)	—	31,688
Excess tax benefit from equity-based compensation plans	435	—	—	67	—	502
Payments of financing fees	(6,686)	(6,969)	—	—	—	(13,655)
Net proceeds from stock issue	(1,995)	103,940	4,879	166,844	(275,663)	(1,995)
Purchase of teasury stock	(26,335)	—	—	—	—	(26,335)
Other, principally intercompany balances	(40,019)	(6,465)	(80,531)	126,860	155	—

Net cash provided by (used in) financing activities	(21,618)	121,641	(75,652)	241,342	(275,508)	(9,795)

Effect of exchange rate changes on cash	2,930	(253)	—	(11,543)	(177)	(9,043)

Increase (decrease) in cash and cash equivalents	(84,583)	15	(1,000)	(50,282)	—	(135,850)
Cash and cash equivalents, beginning of period	147,220	137	3,278	109,496	—	260,131

Cash and cash equivalents, end of year	$62,637	$152	$2,278	$59,214	$—	$124,281

SCIENTIFIC GAMES CORPORATION AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

(in thousands, except per share amounts)

(19) Financial Information for Guarantor Subsidiaries and Non-Guarantor Subsidiaries (Continued)

SCIENTIFIC GAMES CORPORATION AND SUBSIDIARIES
SUPPLEMENTAL CONDENSED CONSOLIDATING STATEMENT OF CASH FLOWS
Year Ended December 31, 2009
(in thousands)

	Parent Company	SGI	Guarantor Subsidiaries	Non- Guarantor Subsidiaries	Eliminating Entries	Consolidated
Net (loss) income	$(39,879)	$(46,845)	$68,975	$(21,271)	$(859)	$(39,879)
Depreciation and amortization	676	60,669	18,153	72,286	—	151,784
Change in deferred income taxes	21,324	3,645	(9,320)	(453)	—	15,196
Equity in income of subsidiaries	795	(1,654)	—	—	859	—
Non-cash interest expense	10,200	3,835	—	—	—	14,035
Gain or loss from asset disposal	—	—	—	175	—	175
Undistributed earnings from equity investments	—	(21,712)	—	(5,588)	—	(27,300)
Stock-based compensation	34,589	—	—	—	—	34,589
Early extinguishment of debt	(4,829)	—	—	—	—	(4,829)
Restructuring and write-down of assets	—	—	—	54,075	—	54,075
Changes in working capital and other	(1,901)	10,145	(3,359)	17,367	(21)	22,231

Net cash provided by (used in) operating activities	20,975	8,083	74,449	116,591	(21)	220,077

Cash flows from investing activities:
Capital and wagering systems expenditures	(18)	(25,452)	(5,609)	(46,463)	—	(77,542)
Investments in subsidiaries	(407)	(137,066)	—	(245,101)	382,574	—
Business acquisitions, net of cash acquired	—	—	(96)	(86,464)	—	(86,560)
Other assets and investments	10,375	(8,645)	(7,431)	(18,399)	—	(24,100)

Net cash used in investing activities	9,950	(171,163)	(13,136)	(396,427)	382,574	(188,202)

Cash flows from financing activities:
Net proceeds/payments on long-term debt	(267,598)	339,227	—	41,028	—	112,657
Excess tax benefit from equity-based compensation plans	(1,305)	—	—	69	—	(1,236)
Payments of financing fees	(926)	(14,721)	—	—	—	(15,647)
Net proceeds from stock issue	1,912	(3,075)	35,873	349,777	(382,575)	1,912
Purchase of teasury stock	(5,539)	—	—	—	—	(5,539)
Other, principally intercompany balances	326,803	(158,418)	(94,879)	(74,458)	952	—

Net cash provided by (used in) financing activities	53,347	163,013	(59,006)	316,416	(381,623)	92,147

Effect of exchange rate changes on cash	—	—	—	1,362	(930)	432

Increase (decrease) in cash and cash equivalents	84,272	(67)	2,307	37,942	—	124,454
Cash and cash equivalents, beginning of period	62,949	204	(2,587)	80,073	—	140,639
Cash and cash equivalents of held for sale operations at Decemer 31, 2009	—	—	—	(4,962)	—	(4,962)

Cash and cash equivalents, end of year	$147,221	$137	$(280)	$113,053	$—	$260,131

SCIENTIFIC GAMES CORPORATION AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

(in thousands, except per share amounts)

(20) Selected Quarterly Financial Data, Unaudited

	Quarter Ended 2011
	March 31 (a)	June 30 (b)	September 30 (c)	December 31 (d)
Total operating revenues	$196,656	$220,248	$222,739	$239,079
Total cost of instant ticket revenues, services and sales	111,845	118,954	124,679	135,801
Selling, general and administrative expenses	39,554	43,426	47,660	52,382
Employee termination and restructuring costs	—	—	1,030	967
Depreciation and amortization	30,904	29,004	27,994	30,701
Operating income	14,353	28,864	21,376	19,228
Net (loss) income	$(6,932)	$7,019	$(4,124)	$(8,533)
Basic and diluted earnings per share:
Basic net (loss) income available to common shareholders	$(0.08)	$0.08	$(0.04)	$(0.09)

Diluted net (loss) income available to common shareholders	$(0.08)	$0.08	$(0.04)	$(0.09)

Weighted average number of shares used in per share calculations:
Basic shares	91,886	92,069	92,125	92,187

Diluted shares	91,886	92,565	92,125	92,187

(a)
Includes approximately $5,200 accelerated depreciation of Global Draw's back-end technology platform as a result of the business's migration to a new technology.

(b)
Includes approximately $1,200 accelerated depreciation of Global Draw's back-end technology platform as a result of the business's migration to a new technology.

(c)
Includes approximately $1,000 employee termination and restructuring costs as a result of our cost reduction initiatives related to Global Draw's migration to a new back-end technology platform. Includes a loss on early extinguishment of long-term debt of approximately $4,200 resulting from the write-off of deferred financing fees related to the August Amendment.

(d)
Includes approximately $1,000 employee termination and restructuring costs as a result of our cost reduction initiatives related to the integration of Barcrest.

SCIENTIFIC GAMES CORPORATION AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

(in thousands, except per share amounts)

(20) Selected Quarterly Financial Data, Unaudited (Continued)

	Quarter Ended 2010
	March 31 (a)	June 30 (b)	September 30 (c)	December 31 (d)
Total operating revenues	$216,339	$233,033	$221,061	$212,066
Total cost of instant ticket revenues, services and sales	128,625	132,998	132,838	120,405
Selling, general and administrative expenses	38,556	40,552	36,435	42,957
Write-down of assets held for sale	—	5,874	2,155	—
Employee termination and restructuring costs	—	—	602	—
Depreciation and amortization	27,655	27,078	27,284	59,749
Operating income (loss)	21,503	26,531	21,747	(11,045)
Net income (loss)	$4,887	$(4,343)	$8,704	$(158,449)
Basic and diluted earnings per share:
Basic net income (loss) available to common shareholders	$0.05	$(0.05)	$0.09	$(1.74)

Diluted net income (loss) available to common shareholders	$0.05	$(0.05)	$0.09	$(1.74)

Weighted average number of shares used in per share calculations:
Basic shares	93,993	93,552	91,844	91,277

Diluted shares	94,662	93,552	92,240	91,277

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

(c)
Includes approximately $600 employee termination and restructuring costs as a result of our cost reduction initiatives related to Global Draw's migration to a new back-end technology platform. Includes a write-down of assets held for sale of approximately $2,200 resulting from our strategic decision to sell the Racing Business. Includes a loss on early extinguishment of long-term debt of approximately $2,200 related to the repurchase of the 2012 Notes. Net income includes a gain of approximately $3,200 on foreign currency forward contracts related to the Italian instant ticket tender process.

(d)
Depreciation and amortization includes approximately $17,500 of impairment charges related to underperforming Lottery Systems contracts, $8,300 related to the abandonment of our existing Global Draw platform technology to migrate to new platform technology and approximately $5,500 related to the write-off of obsolete Lottery Systems and Global Draw equipment. Net loss includes a valuation allowance of $149,600.

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

        We adopted these amendments to the ASC on January 1, 2011 on a prospective basis as applicable to our revenue generated from licensing branded properties that are coupled with a service component, where we also purchase and distribute prizes on behalf of lottery authorities. The impact of these accounting changes was not material to our consolidated financial statements.

        In May 2011, the FASB issued guidance to amend the accounting and disclosure requirements on fair value measurements. The new guidance limits the highest-and-best-use measure to nonfinancial assets, permits certain financial assets and liabilities with offsetting positions in market or counterparty credit risks to be measured at a net basis, and provides guidance on the applicability of premiums and discounts. Additionally, the new guidance expands the disclosures on Level 3 inputs by requiring quantitative disclosure of the unobservable inputs and assumptions, as well as description of the valuation processes and the sensitivity of the fair value to changes in unobservable inputs. We adopted the new guidance on January 1, 2012.

        In June 2011, the FASB issued guidance on presentation of comprehensive income. The new guidance eliminates the current option to report other comprehensive income and its components in the statement of changes in equity. Instead, an entity will be required to present net income and other comprehensive income either in one continuous statement or in two separate but consecutive statements. The new guidance was adopted on January 1, 2012 and will impact our financial statement presentation of comprehensive income for the period ending March 31, 2012 and the prior-year period that will be reflected in our Form 10-Q that we will file for the period ending March 31, 2012. The new guidance also requires presentation of reclassification adjustments from other comprehensive income to net income on the face of the financial statements. However, the effective date pertaining to this requirement was deferred by the update issued by FASB in December 2011.

        In September 2011, the FASB issued guidance on testing goodwill for impairment. The new guidance provides an entity the option to first perform a qualitative assessment to determine whether it is more likely than not that the fair value of a reporting unit is less than its carrying amount. If an entity determines that this is the case, it is required to perform the currently prescribed two-step

SCIENTIFIC GAMES CORPORATION AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

(in thousands, except per share amounts)

(21) Recently Issued Accounting Guidance (Continued)

goodwill impairment test to identify potential goodwill impairment and measure the amount of goodwill impairment loss to be recognized for that reporting unit (if any). If an entity determines the fair value of a reporting unit is less than its carrying amount, the two-step goodwill impairment test is required. The Company will apply the new guidance to our December 31, 2012 annual goodwill impairment valuation.

(22) Acquisitions and Dispositions

Acquisitions

        On April 26, 2011 we entered into a purchase agreement to acquire all of the issued shares of Barcrest, a leading supplier of gaming content and machines in Europe, from subsidiaries of International Game Technology for approximately £33,000 in cash (subject to certain adjustments), plus up to approximately £2,000 in deferred consideration, the payment of which was subject to the satisfaction of certain conditions relating to a third-party contract. On September 23, 2011, we completed the acquisition for approximately £31,406 (or approximately $48,400) in cash, subject to certain post-closing adjustments. The £2,000 in deferred consideration will not be payable as the conditions relating to the third-party contract were not satisfied. Barcrest is being integrated with our existing gaming business.

        The following table summarizes the estimated fair values of the assets acquired and liabilities assumed at the acquisition date based on a preliminary purchase price allocation, which is subject to change based on a final purchase price allocation:

At Sepember 23, 2011
Cash and cash equivalents	$1,900
Accounts receivable, net of allowance of doubtful accounts of approximately $2,000 as of September 23, 2011	22,600
Inventories	9,500
Prepaid expenses, deposits and other current assets	2,200
Property and equipment	14,500
Deferred income taxes	1,200
Other long-term assets	1,000
Intangible assets	12,000

Total identifiable assets acquired	64,900
Accounts Payable	7,700
Accrued Liabilities	11,100
Long-term deferred income tax liabilities	2,100
Total liabilities assumed	—

Net identifiable assets acquired	44,000
Goodwill	4,400

Net assets acquired	$48,400

        Of the approximate $12,000 of acquired intangible assets, approximately $900 was allocated to trade names and is not subject to amortization. The remaining $11,100 of intangible assets includes

SCIENTIFIC GAMES CORPORATION AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

(in thousands, except per share amounts)

(22) Acquisitions and Dispositions (Continued)

customer lists of approximately $5,700 (with a four-year weighted average useful life) and intellectual property of approximately $5,400 (with a 4.5-year weighted average useful life).

        The approximate $4,400 of goodwill was assigned to our Gaming segment. None of the goodwill is expected to be deductible for income tax purposes.

        The Company recognized approximately $4,700 of acquisition-related costs that were expensed in 2011. These costs are included in selling, general and administrative expenses in our Consolidated Statements of Operations.

        Barcrest service and sales revenue for the period September 23, 2011 (date of acquisition) through December 31, 2011 was approximately $6,900 and $7,400, respectively. Barcrest net loss was approximately $500 for the same period.

        As required by ASC 805, Business Combinations, set forth below is our unaudited pro forma revenue and net loss for the years ended December 31, 2010 and 2011, as if the acquisition of Barcrest had occurred on January 1, 2010.

	Years Ended December 31,
	2011	2010
Revenue from Consolidated Statement of Operations	$878,722	$882,499
Add: Barcrest revenue not reflected in Consolidated Statement of Operations plus pro forma adjustments (1)	$43,210	$53,447

Unaudited pro forma revenue	$921,932	$935,946

(1)
Pro forma adjustment made to eliminate intercompany revenue and costs of approximately $3,200 and $500 for the years ended December 31, 2011 and 2010, respectively.

	Years Ended December 31,
	2011	2010
Net (loss) from Consolidated Statement of Operations	$(12,570)	$(149,201)
Add: Barcrest net income not reflected in Consolidated Statement of Operations plus pro forma adjustments (1) (2)	$2,518	$6,641

Unaudited pro forma net loss	$(10,052)	$(142,560)

(1)
Pro forma adjustment made to capitalize development costs in accordance with the Company's accounting policies, including approximately $1,700 for each of the years ended December 31, 2011 and 2010.

(2)
Pro forma adjustment made to reflect the additional depreciation and amortization that would have been charged assuming the fair value adjustments to intangible assets had been applied on January 1, 2010, including approximately $2,300 and $2,200 for the years ended December 31, 2011 and 2010, respectively.

        On August 5, 2010, we acquired substantially all of the assets of GameLogic, a provider of interactive marketing services for the U.S. regulated gaming market, including GameLogic's software

SCIENTIFIC GAMES CORPORATION AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

(in thousands, except per share amounts)

(22) Acquisitions and Dispositions (Continued)

for internet-based loyalty programs for lottery players as well as an extensive suite of interactive games and related intellectual property. We have integrated the GameLogic assets with our existing Properties Plus business. The acquisition was not material to our operations.

        On April 19, 2010, we acquired certain assets of Sceptre Leisure Solutions Limited, including 751 server-based gaming terminals and associated customer contracts, to increase our estate of gaming machines supplied to and operated by licensed betting offices in the U.K. The operating results derived from the acquired assets are included in the Gaming segment in our statement of operations since the date of acquisition. The acquisition was not material to our operations.

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

        Until completion of the sale on October 5, 2010, we classified the assets and liabilities of the Racing Business as held for sale in our Consolidated Balance Sheets. In accordance with GAAP, we were required to adjust the net assets classified as held for sale to fair value, less estimated cost to sell. During the nine month period ended September 30, 2010, we recorded a write-down of assets held for sale of $8,029 in our Consolidated Statements of Operations to decrease the carrying amount of the Racing Business to fair value, less cost to sell. During the three months ended December 31, 2010, we recorded a loss on the sale of the Racing Business of $361.

SCHEDULE II

SCIENTIFIC GAMES CORPORATION AND SUBSIDIARIES
Valuation and Qualifying Accounts
Years Ended December 31, 2011, 2010 and 2009
(in thousands)

Allowance for doubtful accounts	Balance at Beginning of Period	Charged to Costs and Expenses	Other (1)	Deductions (2)	Balance at End of Period
Year ended December 31, 2011 Allowance for doubtful accounts	$2,175	906	2,651	(950)	$4,782
Year ended December 31, 2010 Allowance for doubtful accounts	$2,140	398	—	(363)	$2,175
Year ended December 31, 2009 Allowance for doubtful accounts	$6,465	2,074	(3,921)	(2,478)	$2,140

Tax-Related Valuation allowance	Balance at Beginning of Period	Charged to Tax Expense	Other (3)	Balance at End of Period
Year ended December 31, 2011 Valuation allowance	$234,813	1,483	—	$236,296
Year ended December 31, 2010 Valuation allowance	$95,151	152,472	(12,811)	$234,813
Year ended December 31, 2009 Valuation allowance	$45,690	49,462	—	$95,151

(1)
Includes the impact of the acquisition of Barcrest. Racing Business assets held for sale at December 31, 2009.

(2)
Amounts written off.

(3)
Amount written off due to our election to convert previously claimed foreign tax credits into deductions on our 2009 federal tax return.

(3).    Exhibits.

EXHIBIT INDEX

Exhibit Number		Description
3.1(a	)	Restated Certificate of Incorporation of the Company, filed with the Secretary of State of the State of Delaware on March 20, 2003 (incorporated by reference to Exhibit 3.1 to the Company's Annual Report on Form 10-K for the fiscal year ended December 31, 2002).

3.1(b	)	Certificate of Amendment of the Restated Certificate of Incorporation of the Company, filed with the Secretary of State of the State of Delaware on June 7, 2007 (incorporated by reference to Exhibit 3.1(b) to the Company's Quarterly Report on Form 10-Q for the quarter ended June 30, 2007).

3.2		Amended and Restated Bylaws of the Company (incorporated by reference to Exhibit 3.1 to the Company's Current Report on Form 8-K filed on November 1, 2010).

4.1		Indenture, dated as of September 22, 2010, among the Company, as issuer, the guarantors party thereto and The Bank of Nova Scotia Trust Company of New York, as trustee, relating to the 8.125% Senior Subordinated Notes due 2018 (incorporated by reference to Exhibit 4.1 to the Company's Current Report on Form 8-K filed on September 23, 2010).

4.2		Registration Rights Agreement, dated September 22, 2010, among the Company, the guarantors party thereto and J.P. Morgan Securities LLC, as representative for the initial purchasers listed therein, relating to the 8.125% Senior Subordinated Notes due 2018 (incorporated by reference to Exhibit 4.2 to the Company's Current Report on Form 8-K filed on September 23, 2010).

4.3		Form of 8.125% Senior Subordinated Notes due 2018 (incorporated by reference to Exhibits 4.3(a) and 4.3(b) to the Company's Registration Statement on Form S-4 (No. 333-172600) filed on March 3, 2011 and included in Exhibit 4.1 above).

4.4		Indenture, dated as of May 21, 2009, among Scientific Games International, Inc., as issuer, the Company, as a guarantor, the subsidiary guarantors party thereto, and The Bank of Nova Scotia Trust Company of New York, as trustee, relating to the 9.25% Senior Subordinated Notes due 2019 (incorporated by reference to Exhibit 4.1 to the Company's Current Report on Form 8-K filed on May 27, 2009).

4.5		Registration Rights Agreement, dated as of May 21, 2009, among Scientific Games International, Inc., the Company, the subsidiary guarantors party thereto, and J.P. Morgan Securities Inc., Banc of America Securities LLC, Credit Suisse Securities (USA) LLC and Goldman, Sachs & Co., as representatives for the initial purchasers listed therein, relating to the 9.25% Senior Subordinated Notes due 2019 (incorporated by reference to Exhibit 4.2 to the Company's Current Report on Form 8-K filed on May 27, 2009).

4.6		Registration Rights Agreement, dated November 5, 2009, among Scientific Games International, Inc., the Company, the subsidiary guarantors party thereto, and J.P. Morgan Securities Inc., Banc of America Securities LLC, Credit Suisse Securities (USA) LLC and Goldman, Sachs & Co., as representatives for the initial purchasers named therein, relating to the 9.25% Senior Subordinated Notes due 2019 (incorporated by reference to Exhibit 4.1 to the Company's Current Report on Form 8-K filed on November 12, 2009).

4.7		Form of 9.25% Senior Subordinated Notes due 2019 (incorporated by reference to Exhibits 4.31(a) and 4.31(b) to the Company's Registration Statement on Form S-4 (No. 333-161268) filed on August 11, 2009 and included in Exhibit 4.4 above).

Exhibit Number	Description
4.8	Indenture, dated as of June 11, 2008, among Scientific Games International, Inc., as issuer, the Company, as a guarantor, the subsidiary guarantors party thereto, and The Bank of Nova Scotia Trust Company of New York, as trustee, relating to the 7.875% Senior Subordinated Notes due 2016 (incorporated by reference to Exhibit 4.1 to the Company's Current Report on Form 8-K filed on June 13, 2008).

4.9	Supplemental Indenture, dated as of October 27, 2011, by an among Scientific Games International, Inc., as issuer, the Company, as a guarantor, the subsidiary guarantors party thereto and The Bank of Nova Scotia Trust Company of New York, as trustee, relating to the Indenture dated June 11, 2008, by and among Scientific Games International, Inc., as issuer, the Company, as a guarantor, the subsidiary guarantors party thereto and The Bank of Nova Scotia Trust Company of New York, as trustee (incorporated by reference to Exhibit 4.1 to the Company Current Report on Form 8-K filed on October 28, 2011).

4.10	Registration Rights Agreement, dated June 11, 2008, among Scientific Games International, Inc., the Company, the subsidiary guarantors listed therein, and J.P. Morgan Securities Inc., Banc of America Securities LLC and UBS Securities LLC, as representatives for the initial purchasers listed therein, relating to the 7.875% Senior Subordinated Notes due 2016 (incorporated by reference to Exhibit 4.2 to the Company's Current Report on Form 8-K filed on June 13, 2008).

4.11	Form of 7.875% Senior Subordinated Notes due 2016 (incorporated by reference to Exhibits 4.3(a) and 4.3(b) to the Company's Registration Statement on Form S-3ASR (No. 333-155346) filed on November 13, 2008 and included in Exhibit 4.8 above).

10.1	Second Amendment and Restatement Agreement, dated as of August 25, 2011, among Scientific Games International, Inc., as borrower, the Company, as guarantor, and several lenders from time to time parties thereto and JP Morgan, as administrative agent, which amended and restated the Credit Agreement, dated as of June 9, 2008 as amended and restated as of February 12, 2010 and amended as of December 16, 2010 and March 11, 2011 among such parties, as set forth in Exhibit A to such Second Amendment and Restatement Agreement (incorporated by reference to Exhibit 10.1 to the Company's Current Report on Form 8-K filed on August 31, 2011).

10.2	Guarantee and Collateral Agreement, dated as of June 9, 2008, among Scientific Games International, Inc., the Company, as a guarantor, and each other subsidiary of the Company listed on the signature pages thereto, as additional guarantors, in favor of JPMorgan Chase Bank, N.A., as administrative agent (incorporated by reference to Exhibit 10.2 to the Company's Current Report on Form 8-K filed on June 13, 2008).

10.3	Stockholders' Agreement, dated September 6, 2000, among the Company, MacAndrews & Forbes Holdings Inc. (formerly known as Mafco Holdings Inc.) ("MacAndrews") (as successor-in-interest under the agreement to Cirmatica Gaming S.A.) and Ramius Securities, LLC (incorporated by reference to Exhibit 10.38 to the Company's Quarterly Report on Form 10-Q for the quarter ended July 31, 2000).

10.4	Supplemental Stockholders' Agreement, dated June 26, 2002, among the Company and MacAndrews (as successor-in-interest to Cirmatica Gaming S.A.) (incorporated by reference to Exhibit 4.2 to the Company's Quarterly Report on Form 10-Q for the quarter ended June 30, 2002).

Exhibit Number	Description
10.5	Letter Agreement, dated as of October 10, 2003, by and between the Company and MacAndrews further supplementing the Stockholders' Agreement (incorporated by reference to Exhibit 3 to the Schedule 13D jointly filed by MacAndrews and SGMS Acquisition Corporation on November 26, 2003).

10.6	Letter Agreement dated February 15, 2007 between the Company and MacAndrews (incorporated by reference to Exhibit 10.1 to the Company's Current Report on Form 8-K filed on February 16, 2007).

10.7	Share Purchase Agreement, dated as of April 26, 2011, by and among the Company, Global Draw Limited, IGT-UK Group Limited, Cyberview International, Inc. and International Game Technology (incorporated by reference to Exhibit 10.1 to the Company's Quarterly Report on Form 10-Q for the quarter ended June 30, 2011).

10.8	Purchase Agreement, dated as of January 27, 2010, by and among the Company, Scientific Games International, Inc., SG Racing, Inc., Scientific Games Germany GmbH, Scientific Games Luxembourg Holdings SARL, Scientific Games Holdings Limited, Scientific Games Racing, LLC, Sportech Plc, Sportech Holdco 1 Limited and Sportech Holdco 2 Limited (incorporated by reference to Exhibit 10.1 to the Company's Quarterly Report on Form 10-Q for the quarter ended March 31, 2010).

10.9	Stock Purchase Agreement, dated as of May 1, 2007, among François-Charles Oberthur Fiduciaire, S.A., the Company and Scientific Games Holdings (Canada) Inc. (incorporated by reference to Exhibit 10.1 to the Company's Current Report on Form 8-K filed on May 7, 2007).

10.10	Agreement, dated April 20, 2006, among the Company, Scientific Games International Holdings Limited, Scientific Games Beteiligungsgesellschaft mbH, Walter Grubmueller, Stephen George Frater, The Trustees of Warero Privatsitiftung and Jeffery Frederick Nash for the sale and purchase of the entire issued share capital of Neomi Associates, Inc. and Research and Development GmbH (incorporated by reference to Exhibit 10.1 to the Company's Current Report on Form 8-K filed on April 26, 2006).

10.11	Share Purchase and Sale Agreement, dated April 4, 2005, among Scientific Games Chile Limitada, Epicentro S.A. and Inversiones Y Aesorias Iculpe Limitada (incorporated by reference to Exhibit 10.1 to the Company's Current Report on Form 8-K filed on April 8, 2005).

10.12	1992 Equity Incentive Plan, as amended and restated (incorporated by reference to Exhibit 10.33 to the Company's Annual Report on Form 10-K for the fiscal year ended October 31, 1998).*

10.13	1995 Equity Incentive Plan, as amended (incorporated by reference to Exhibit 10.14 to the Company's Annual Report on Form 10-K for the fiscal year ended October 31, 1997).*

10.14	1997 Incentive Compensation Plan, as amended and restated (incorporated by reference to Exhibit 10.14 to the Company's Annual Report on Form 10-K for the fiscal year ended December 31, 2001).*

10.15	2003 Incentive Compensation Plan, as amended and restated (incorporated by reference to Exhibit 10.1 to the Company's Current Report on Form 8-K filed on June 9, 2011).*

10.16	2002 Employee Stock Purchase Plan, as amended and restated (incorporated by reference to Exhibit 10.14 to the Company's Annual Report on Form 10-K for the fiscal year ended December 31, 2005).*

Exhibit Number	Description
10.17	Elective Deferred Compensation Plan (Executive Deferred Compensation Plan and Non-Employee Directors Deferred Compensation Plan) (effective January 1, 2005, as amended and restated effective January 1, 2009) (incorporated by reference to Exhibit 10.14 to the Company's Annual Report on Form 10-K for the year ended December 31, 2008).*

10.18	Frozen Supplemental Executive Retirement Plan (as amended and restated effective January 1, 2009) (incorporated by reference to Exhibit 10.15 to the Company's Annual Report on Form 10-K for the year ended December 31, 2008).*

10.19	Asia-Pacific Business Incentive Compensation Program (incorporated by reference to Exhibit 10.4 to the Company's Current Report on Form 8-K filed on December 3, 2010).*

10.20	Employment Agreement dated as of January 1, 2006 by and between the Company and A. Lorne Weil (executed on August 8, 2006) (incorporated by reference to Exhibit 10.1 to the Company's Quarterly Report on Form 10-Q for the quarter ended September 30, 2006).*

10.21	Letter dated August 2, 2007 between A. Lorne Weil and the Company with respect to payment of Mr. Weil's deferred compensation upon a termination of employment under Mr. Weil's Employment Agreement dated as of January 1, 2006 (incorporated by reference to Exhibit 10.1 to the Company's Quarterly Report on Form 10-Q for the quarter ended September 30, 2007).*

10.22	Amendment to Employment Agreement dated as of May 1, 2008 by and between the Company and A. Lorne Weil (executed on May 12, 2008), which amended Mr. Weil's Employment Agreement dated as of January 1, 2006, as amended by the Letter dated August 2, 2007 (incorporated by reference to Exhibit 10.2 to the Company's Current Report on Form 8-K filed on May 14, 2008).*

10.23	Amendment to Employment Agreement dated as of December 30, 2008 by and between the Company and A. Lorne Weil, which amended Mr. Weil's Employment Agreement dated as of January 1, 2006, as amended by the Letter dated August 2, 2007 and the Amendment dated as of May 1, 2008 (incorporated by reference to Exhibit 10.20 to the Company's Annual Report on Form 10-K for the year ended December 31, 2008).*

10.24	Third Amendment to Employment Agreement dated as of May 29, 2009 between the Company and A. Lorne Weil, which amended Mr. Weil's Employment Agreement dated as of January 1, 2006, as amended by the Letter dated August 2, 2007 and the Amendments dated as of May 1, 2008 and December 30, 2008 (incorporated by reference to Exhibit 10.1 to the Company's Current Report on Form 8-K filed on June 2, 2009).*

10.25	Amendment to Employment Agreement dated as of December 2, 2010 between the Company and A. Lorne Weil, which amended Mr. Weil's Employment Agreement dated as of January 1, 2006, as amended by the Letter dated August 2, 2007 and the Amendments dated as of May 1, 2008, December 30, 2008 and May 29, 2009 (incorporated by reference to Exhibit 10.1 to the Company's Current Report on Form 8-K filed on December 3, 2010).*

10.26	Amendment to Employment Agreement, dated as of August 18, 2011, by and between A. Lorne Weil and the Company, which amended Mr. Weil's Employment Agreement dated as of January 1, 2006, as amended by the Letter dated August 2, 2007 and the Amendments dated as of May 1, 2008, December 30, 2008, May 29, 2009 and December 2, 2010 (incorporated by reference to Exhibit 10.1 to the Company's Current Report on Form 8-K filed on August 18, 2011).*

Exhibit Number	Description
10.27	Employment Agreement dated as of July 1, 2005 between the Company and Michael R. Chambrello (executed on June 17, 2005) (incorporated by reference to Exhibit 10.1 to the Company's Quarterly Report on Form 10-Q for the quarter ended June 30, 2005).*

10.28	Employment Inducement Stock Option Grant Agreement dated July 1, 2005 between the Company and Michael R. Chambrello (incorporated by reference to Exhibit 10.2 to the Company's Quarterly Report on Form 10-Q for the quarter ended June 30, 2005).*

10.29	Letter Agreement dated as of August 2, 2006 by and between the Company and Michael R. Chambrello, which amended Mr. Chambrello's Employment Agreement dated as of July 1, 2005 (incorporated by reference to Exhibit 10.9 to the Company's Quarterly Report on Form 10-Q for the quarter ended September 30, 2006).*

10.30	Letter Agreement dated as of May 8, 2008 by and between the Company and Michael R. Chambrello, which amended Mr. Chambrello's Employment Agreement dated as of July 1, 2005, as amended by the Letter Agreement dated as of August 2, 2006 (incorporated by reference to Exhibit 10.3 to the Company's Current Report on Form 8-K filed on May 14, 2008).*

10.31	Amendment to Employment Agreement dated as of December 30, 2008 by and between the Company and Michael R. Chambrello, which amended Mr. Chambrello's Employment Agreement dated as of July 1, 2005, as amended by the Letter Agreement dated as of August 2, 2006 and the Letter Agreement dated as of May 8, 2008 (incorporated by reference to Exhibit 10.26 to the Company's Annual Report on Form 10-K for the year ended December 31, 2008).*

10.32	Amendment to Employment Agreement dated as of November 29, 2010 by and between the Company and Michael R. Chambrello, which amended Mr. Chambrello's Employment Agreement dated as of July 1, 2005, as amended by the Letter Agreement dated as of August 2, 2006, the Letter Agreement dated as of May 8, 2008 and the Amendment dated as of December 30, 2008 (incorporated by reference to Exhibit 10.2 to the Current Report on Form 8-K filed on December 3, 2010).*

10.33	Employment Agreement dated as of January 1, 2006 by and between the Company and Robert C. Becker (executed on August 2, 2006) (incorporated by reference to Exhibit 10.2 to the Company's Quarterly Report on Form 10-Q for the quarter ended September 30, 2006).*

10.34	Letter Agreement dated as of October 7, 2008 by and between the Company and Robert C. Becker, which amended Mr. Becker's Employment Agreement dated as of January 1, 2006 (incorporated by reference to Exhibit 10.32 to the Company's Annual Report on Form 10-K for the year ended December 31, 2008).*

10.35	Amendment to Employment Agreement dated as of December 30, 2008 by and between the Company and Robert C. Becker, which amended Mr. Becker's Employment Agreement dated as of January 1, 2006, as amended by the Letter Agreement dated as of October 7, 2008 (incorporated by reference to Exhibit 10.33 to the Company's Annual Report on Form 10-K for the year ended December 31, 2008).*

10.36	Employment Agreement dated as of January 1, 2006 by and between the Company and Larry A. Potts (executed on August 2, 2006) (incorporated by reference to Exhibit 10.4 to the Company's Quarterly Report on Form 10-Q for the quarter ended September 30, 2006).*

Exhibit Number	Description
10.37	Letter Agreement dated as of October 2, 2008 by and between the Company and Larry A. Potts, which amended Mr. Potts' Employment Agreement dated as of January 1, 2006 (incorporated by reference to Exhibit 10.36 to the Company's Annual Report on Form 10-K for the year ended December 31, 2008).*

10.38	Amendment to Employment Agreement dated as of December 30, 2008 by and between the Company and Larry A. Potts, which amended Mr. Potts' Employment Agreement dated as of January 1, 2006, as amended by the Letter Agreement dated as of October 2, 2008 (incorporated by reference to Exhibit 10.37 to the Company's Annual Report on Form 10-K for the year ended December 31, 2008).*

10.39	Letter Agreement, dated as of September 28, 2011, by and between the Company and Larry A. Potts, which amended Mr. Potts' Employment Agreement dated as of January 1, 2006, as amended by the Letter Agreement dated as of October 2, 2008 and the Amendment dated as of December 30, 2008 (incorporated by reference to Exhibit 10.2 to the Company's Current Report on Form 8-K filed on October 3, 2011).*

10.40	Employment and Severance Benefits Agreement dated December 15, 2005 between the Company and Ira H. Raphaelson (incorporated by reference to Exhibit 10.22 to the Company's Annual Report on Form 10-K for the fiscal year ended December 31, 2005). *

10.41	Letter Agreement dated as of August 2, 2006 by and between the Company and Ira H. Raphaelson, which amended Mr. Raphaelson's Employment Agreement dated December 15, 2005 (effective as of February 1, 2006) (incorporated by reference to Exhibit 10.11 to the Company's Quarterly Report on Form 10-Q for the quarter ended September 30, 2006). *

10.42	Letter Agreement dated as of October 6, 2008 by and between the Company and Ira H. Raphaelson, which amended Mr. Raphaelson's Employment and Severance Benefits Agreement dated December 15, 2005, as amended by the Letter Agreement dated as of August 2, 2006 (incorporated by reference to Exhibit 10.45 to the Company's Annual Report on Form 10-K for the year ended December 31, 2008). *

10.43	Amendment to Employment Agreement dated as of December 30, 2008 by and between the Company and Ira H. Raphaelson, which amended Mr. Raphaelson's Employment and Severance Benefits Agreement dated December 15, 2005, as amended by the Letter Agreement dated as of August 2, 2006 and the Letter Agreement dated as of October 6, 2008 (incorporated by reference to Exhibit 10.46 to the Company's Annual Report on Form 10-K for the year ended December 31, 2008). *

10.44	Separation Agreement dated as of May 12, 2011, by and between the Company and Ira H. Raphaelson (incorporated by reference to Exhibit 10.1 to the Company's Current Report on Form 8-K filed on May 13, 2011).*

10.45	Amendment to Separation Agreement, dated as of August 12, 2011, by and between Ira H. Raphaelson and the Company (incorporated by reference to Exhibit 10.2 to the Company's Current Report on Form 8-K filed on August 18, 2011).*

10.46	Employment Agreement dated as of February 11, 2009 (effective as of January 1, 2009) by and between the Company and Stephen L. Gibbs (incorporated by reference to Exhibit 10.47 to the Company's Annual Report on Form 10-K for the year ended December 31, 2008). *

10.47	Employment Agreement dated as of March 2, 2009 (effective April 1, 2009) by and between the Company and Jeff Lipkin (incorporated by reference to Exhibit 10.3 to the Company's Current Report on Form 8-K filed on April 2, 2009).*

Exhibit Number	Description
10.48	Employment Agreement dated as of August 8, 2005 by and between the Company and Steven W. Beason (incorporated by reference to Exhibit 10.56 to the Company's Annual Report on Form 10-K for the year ended December 31, 2009).*

10.49	Employment Inducement Stock Option Grant Agreement dated August 8, 2005 between the Company and Steven W. Beason (incorporated by reference to Exhibit 10.1 to the Company's Quarterly Report on Form 10-Q for the quarter ended September 30, 2005).*

10.50	Letter Agreement dated as of August 30, 2007 by and between the Company and Steven W. Beason, which amended Mr. Beason's Employment Agreement dated August 8, 2005 (incorporated by reference to Exhibit 10.57 to the Company's Annual Report on Form 10-K for the year ended December 31, 2009).*

10.51	Letter Agreement dated as of June 17, 2008 by and between the Company and Steven W. Beason, which amended Mr. Beason's Employment Agreement dated as of August 8, 2005, as amended by the Letter Agreement dated as of August 30, 2007 (incorporated by reference to Exhibit 10.58 to the Company's Annual Report on Form 10-K for the year ended December 31, 2009).*

10.52	Amendment to Employment Agreement dated as of December 30, 2008 by and between the Company and Steven W. Beason, which amended Mr. Beason's Employment Agreement dated as of August 8, 2005, as amended by the Letter Agreement dated as of August 30, 2007 and the Letter Agreement dated as of June 17, 2008 (incorporated by reference to Exhibit 10.59 to the Company's Annual Report on Form 10-K for the year ended December 31, 2009).*

10.53	Letter Agreement, dated as of June 29, 2011, by and between the Company and Steven W. Beason, which amended Mr. Beason's Employment Agreement dated as of August 8, 2005, as amended by the Letter Agreement dated as of August 30, 2007, the Letter Agreement dated as of June 17, 2008 and the Amendment dated as of December 30, 2008 (incorporated by reference to Exhibit 10.3 to the Company's Current Report on Form 8-K filed on October 3, 2011).*

10.54	Employment Agreement dated as of November 29, 2010 by and between the Company and David L. Kennedy (incorporated by reference to Exhibit 10.3 to the Company's Current Report on Form 8-K filed on December 3, 2010).*

10.55	Employment Agreement dated as of May 13, 2008 (effective as of July 1, 2008) by and between The Global Draw Ltd and Stephen Frater (incorporated by reference to Exhibit 10.51 to the Company's Annual Report on Form 10-K for the fiscal year ended December 31, 2010).*

10.56	Letter Agreement dated as of June 22, 2010 by and between The Global Draw Ltd and Stephen Frater, which amended Mr. Frater's Employment Agreement dated as of July 1, 2008 (incorporated by reference to Exhibit 10.52 to the Company's Annual Report on Form 10-K for the fiscal year ended December 31, 2010).*

10.57	Employment Agreement dated as of December 11, 2006 (effective as of January 1, 2007) by and between Scientific Games International, Inc. and James C. Kennedy (incorporated by reference to Exhibit 10.53 to the Company's Annual Report on Form 10-K for the fiscal year ended December 31, 2010).*

Exhibit Number	Description
10.58	Amendment to Employment Agreement dated as of December 30, 2008 by and between Scientific Games Corporation and James C. Kennedy, which amended Mr. Kennedy's Employment Agreement dated as of January 1, 2007 (incorporated by reference to Exhibit 10.54 to the Company's Annual Report on Form 10-K for the fiscal year ended December 31, 2010).*

10.59	Letter Agreement dated as of May 7, 2009 by and between Scientific Games International, Inc. and James C. Kennedy, which amended Mr. Kennedy's Employment Agreement dated as of January 1, 2007, as amended by the Amendment dated as of December 30, 2008 (incorporated by reference to Exhibit 10.55 to the Company's Annual Report on Form 10-K for the fiscal year ended December 31, 2010).*

10.60	Employment Agreement dated as of December 22, 2010 by and between Scientific Games International, Inc. and William J. Huntley (incorporated by reference to Exhibit 10.56 to the Company's Annual Report on Form 10-K for the fiscal year ended December 31, 2010).*

10.61	Employment Agreement dated as of December 22, 2010 by and between Scientific Games International, Inc. and James B. Trask (incorporated by reference to Exhibit 10.57 to the Company's Annual Report on Form 10-K for the fiscal year ended December 31, 2010).*

10.62	Employment Agreement made as of August 1, 2011 by and between the Company and Jeffrey Johnson (incorporated by reference to Exhibit 10.1 to the Company's Current Report on Form 8-K filed on July 26, 2011).*

10.63	Employment Agreement dated as of September 29, 2011, by and between the Company and Grier C. Raclin (incorporated by reference to Exhibit 10.1 to the Company's Current Report on Form 8-K filed on October 3, 2011).*

10.64	Form of Inducement Equity Award Agreement between the Company and Grier C. Raclin (incorporated by reference to Exhibit 4.1 to the Company's Registration Statement on Form S-8 filed on October 3, 2011).*

12	Computation of Ratio of Earnings to Fixed Charges.(†)

21	List of Subsidiaries.(†)

23.1	Consent of Deloitte & Touche LLP, Independent Registered Public Accounting Firm.(†)

23.2	Consent of Reconta Ernst & Young S.p.A., Independent Registered Public Accounting Firm.(†)

31.1	Certification of Chief Executive Officer pursuant to Rule 13a-14(a) under the Securities Exchange Act of 1934.(†)

31.2	Certification of Chief Financial Officer pursuant to Rule 13a-14(a) under the Securities Exchange Act of 1934.(†)

32.1	Certification of Chief Executive Officer pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.(†)

32.2	Certification of Chief Financial Officer pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.(†)

99.1	Report of Reconta Ernst & Young S.p.A., Independent Registered Public Accounting Firm.(†)

99.2	Financial Statements of Lotterie Nazionali S.r.l.(†)

Exhibit Number	Description
101	Financial statements from the Annual Report on Form 10-K of the Company for the year ended December 31, 2011, filed on February 29, 2012, formatted in Extensible Business Reporting Language (XBRL): (i) the Consolidated Statements of Operations, (ii) the Consolidated Balance Sheets, (iii) the Consolidated Statements of Cash Flows and (iv) the Notes to Consolidated Financial Statements tagged as blocks of text.(†)(**)

*
Management contracts and compensation plans and arrangements.

(**)
Pursuant to Rule 406T of Regulation S-T, the XBRL related information in Exhibit 101 to this Annual Report on Form 10-K shall not be deemed "filed" for purposes of Section 18 of the Exchange Act, or otherwise subject to liability of that section and shall not be incorporated by reference into any filing or other document pursuant to the Securities Act, except as shall be expressly set forth by specific reference in such filing or document.

(†)
Filed herewith.