Form 10-Q
period 2012-03-31
SCIENTIFIC GAMES CORP
filed 2012-05-10
CIK 750004

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D. C. 20549

FORM 10-Q

{Mark One}

☒ QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended March 31, 2012

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

Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. Yes ☒ No ☐

Indicate by check mark whether the registrant has submitted electronically and posted on its corporate Web site, if any, every Interactive Data File required to be submitted and posted pursuant to Rule 405 of Regulation S-T (§ 232.405 of this chapter) during the preceding 12 months (or for such shorter period that the registrant was required to submit and post such files). Yes ☒ No ☐

Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, a non-accelerated filer, or a smaller reporting company. See the definitions of “large accelerated filer,” “accelerated filer” and “smaller reporting company” in Rule 12b-2 of the Exchange Act. (Check one):

Large accelerated filer ☒	Accelerated filer ☐

Non-accelerated filer ☐	Smaller reporting company ☐
(Do not check if a smaller reporting company)

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act). Yes ☐ No ☒

The registrant has the following number of shares outstanding of each of the registrant’s classes of common stock as of May 7, 2012:

Class A Common Stock: 92,777,775
Class B Common Stock: None

SCIENTIFIC GAMES CORPORATION AND SUBSIDIARIES
INDEX TO FINANCIAL INFORMATION
AND OTHER INFORMATION
THREE MONTHS ENDED MARCH 31, 2012

Forward-Looking Statements

Throughout this Quarterly Report on Form 10-Q we make “forward-looking statements” within the meaning of the U.S. Private Securities Litigation Reform Act of 1995. Forward-looking statements describe future expectations, plans, results or strategies and can often be identified by the use of terminology such as “may,” “will,” “estimate,” “intend,” “continue,” “believe,” “expect,” “anticipate,” “could,” “potential,” “opportunity,” or similar terminology. The forward-looking statements contained in this Quarterly Report on Form 10-Q are generally located under the heading “Management’s Discussion and Analysis of Financial Condition and Results of Operations” but may be found in other locations as well. These statements are based upon management’s current expectations, assumptions and estimates and are not guarantees of future results or performance. Actual results may differ materially from those contemplated in these statements due to a variety of risks and uncertainties and other factors, including, among other things: competition; material adverse changes in economic and industry conditions; technological change; retention and renewal of existing contracts and entry into new or revised contracts; availability and adequacy of cash flows to satisfy obligations and indebtedness or future needs; protection of intellectual property; security and integrity of software and systems; laws and government regulation, including those relating to gaming licenses, permits and operations; inability to identify, complete and integrate future acquisitions; inability to benefit from, and risks associated with, strategic equity investments and relationships; failure of Northstar to meet the net income targets or otherwise realize the anticipated benefits under its private management agreement with the Illinois Lottery; seasonality; inability to identify and capitalize on trends and changes in the lottery and gaming industries, including the potential expansion of regulated gaming via the internet; inability to enhance and develop successful gaming concepts; dependence on suppliers and manufacturers; liability for product defects; fluctuations in foreign currency exchange rates and other factors associated with international operations; influence of certain stockholders; dependence on key personnel; failure to perform on contracts; resolution of pending or future litigation; labor matters; and stock price volatility. Additional information regarding risks and uncertainties and other factors that could cause actual results to differ materially from those contemplated in forward-looking statements is included from time to time in our filings with the Securities and Exchange Commission (“SEC”), including under the heading “Risk Factors” in our most recent Annual Report on Form 10-K. Forward-looking statements speak only as of the date they are made and, except for our ongoing obligations under the U.S. federal securities laws, we undertake no obligation to publicly update any forward-looking statements whether as a result of new information, future events or otherwise.

You should also note that this Quarterly Report on Form 10-Q may contain references to industry market data and certain industry forecasts. Industry market data and industry forecasts are obtained from publicly available information and industry publications. Industry publications generally state that the information contained therein has been obtained from sources believed to be reliable, but that the accuracy and completeness of that information is not guaranteed. Similarly, industry forecasts, while we believe them to be accurate, are not independently verified by us and we do not make any representation as to the accuracy of that information. In general, we believe there is less publicly available information concerning the international lottery industry than the lottery industry in the U.S.

PART I. FINANCIAL INFORMATION
Item 1. Financial Statements

SCIENTIFIC GAMES CORPORATION AND SUBSIDIARIES
CONSOLIDATED BALANCE SHEETS

(Unaudited, in thousands, except per share amounts)

	March 31, 2012	December 31, 2011
ASSETS
Current assets:
Cash and cash equivalents	$100,403	$104,402
Accounts receivable, net of allowance for doubtful accounts of $5,100 and $4,782 as of March 31, 2012 and December 31, 2011, respectively	177,398	182,467
Inventories	79,825	79,742
Deferred income taxes, current portion	4,799	4,697
Prepaid expenses, deposits and other current assets	36,972	35,805
Total current assets	399,397	407,113
Property and equipment, at cost	803,782	788,529
Less: accumulated depreciation	(384,266)	(362,041)
Net property and equipment	419,516	426,488
Goodwill, net	779,567	768,318
Intangible assets, net	85,351	86,859
Equity investments	356,292	340,494
Other assets	136,020	132,629
Total assets	$2,176,143	$2,161,901
LIABILITIES AND STOCKHOLDERS’ EQUITY
Current liabilities:
Debt payments due within one year	$33,819	$26,191
Accounts payable	52,055	66,221
Accrued liabilities	138,902	144,671
Total current liabilities	224,776	237,083
Deferred income taxes	57,248	56,264
Other long-term liabilities	62,969	60,364
Long-term debt, excluding current installments	1,353,566	1,364,476
Total liabilities	1,698,559	1,718,187
Commitments and contingencies
Stockholders’ equity:
Class A common stock, par value $0.01 per share, 199,300 shares authorized, 98,505 and 98,181 shares issued and 92,756 and 92,433 shares outstanding as of March 31, 2012 and December 31, 2011, respectively	985	982
Additional paid-in capital	700,226	693,600
Accumulated loss	(141,772)	(143,591)
Treasury stock, at cost, 5,749 shares held as of March 31, 2012 and December 31, 2011	(74,460)	(74,460)
Accumulated other comprehensive loss	(7,395)	(32,817)
Total stockholders’ equity	477,584	443,714
Total liabilities and stockholders’ equity	$2,176,143	$2,161,901

See accompanying notes to consolidated financial statements

SCIENTIFIC GAMES CORPORATION AND SUBSIDIARIES
CONSOLIDATED STATEMENTS OF OPERATIONS AND COMPREHENSIVE INCOME

(Unaudited, in thousands, except per share amounts)

	Three Months Ended
	March 31,
	2012	2011
Revenue:
Instant tickets	$123,324	$113,860
Services	90,286	73,747
Sales	20,965	9,049
Total revenue	234,575	196,656
Operating expenses:
Cost of instant tickets (1)	69,963	67,233
Cost of services (1)	45,859	38,922
Cost of sales (1)	16,927	5,690
Selling, general and administrative expenses	46,172	39,554
Employee termination and restructuring costs	2,875	—
Depreciation and amortization	30,518	30,904
Operating income	22,261	14,353
Other (income) expense:
Interest expense	24,898	26,455
Earnings from equity investments	(8,845)	(9,350)
Other	(478)	(994)
	15,575	16,111
Net income (loss) before income taxes	6,686	(1,758)
Income tax expense	4,867	5,174
Net income (loss)	$1,819	$(6,932)

Other comprehensive income:
Foreign currency translation gain	26,016	35,079
Pension and post-retirement benefits, net of tax	(371)	(459)
Gain on derivative financial instruments, net of tax	120	450
Loss on foreign currency forward contracts	(343)	—
Other comprehensive income	25,422	35,070
Comprehensive income	$27,241	$28,138

Basic and diluted net income (loss) per share:
Basic	$0.02	$(0.08)
Diluted	$0.02	$(0.08)

Weighted average number of shares used in per share calculations:
Basic shares	92,484	91,886
Diluted shares	94,224	91,886

(1) Exclusive of depreciation and amortization.

See accompanying notes to consolidated financial statements

SCIENTIFIC GAMES CORPORATION AND SUBSIDIARIES
CONSOLIDATED STATEMENTS OF CASH FLOWS

(Unaudited, in thousands, except per share amounts)

	Three Months Ended
	March 31,
	2012	2011
Cash flows from operating activities:
Net income (loss)	$1,819	$(6,932)
Adjustments to reconcile net income (loss) to net cash provided by operating activities:
Depreciation and amortization	30,518	30,904
Change in deferred income taxes	263	621
Stock-based compensation	5,771	4,602
Non-cash interest expense	1,996	1,956
Earnings from equity investments	(8,845)	(9,350)
Distributed earnings from equity investments	—	1,845
Changes in current assets and liabilities, net of effects of acquisitions
Accounts receivable	7,240	20,930
Inventories	919	1,536
Accounts payable	(11,428)	(6,047)
Accrued liabilities	(5,968)	12,175
Other current assets and liabilities	(706)	(2,858)
Other	345	(772)
Net cash provided by operating activities	21,924	48,610

Cash flows from investing activities:
Capital expenditures	(1,958)	(1,658)
Lottery and gaming systems expenditures	(7,393)	(8,788)
Other intangible assets and software expenditures	(12,446)	(11,368)
Proceeds from asset disposals	84	780
Equity method investments	—	(27,687)
Distributions of capital on equity investments	2,407	—
Business acquisitions, net of cash acquired	(344)	—
Change in other assets and liabilities, net	(152)	(960)
Net cash used in investing activities	(19,802)	(49,681)

Cash flows from financing activities:
Payments on long-term debt	(3,551)	(2,121)
Payments of financing fees	(57)	(2,623)
Net redemptions of common stock under stock-based compensation plans	(3,555)	(1,521)
Net cash used in financing activities	(7,163)	(6,265)
Effect of exchange rate changes on cash and cash equivalents	1,042	1,646
Decrease in cash and cash equivalents	(3,999)	(5,690)
Cash and cash equivalents, beginning of period	104,402	124,281
Cash and cash equivalents, end of period	$100,403	$118,591

See accompanying notes to consolidated financial statements

SCIENTIFIC GAMES CORPORATION AND SUBSIDIARIES
CONSOLIDATED STATEMENTS OF CASH FLOWS

(Unaudited, in thousands, except per share amounts)

Non-cash investing and financing activities

For the three months ended March 31, 2012 and 2011

There were no significant non-cash investing or financing activities for the three months ended March 31, 2012.

On March 28, 2011, we contributed fixed assets totaling approximately $11,600 to International Terminal Leasing ("ITL") resulting in a non-cash investment of $11,600 out of our total investment in ITL of approximately $28,000 as of March 31, 2011. Our equity method investment in ITL is described in Note 16 of the Notes to Consolidated Financial Statements in our 2011 Annual Report on Form 10-K.

SCIENTIFIC GAMES CORPORATION AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(Unaudited, in thousands, except per share amounts)

Notes to Consolidated Financial Statements

(1) Consolidated Financial Statements

Basis of Presentation

The Consolidated Balance Sheets as of March 31, 2012 and December 31, 2011, the Consolidated Statements of Operations and Comprehensive Income for the three months ended March 31, 2012 and 2011, and the Consolidated Statements of Cash Flows for the three months ended March 31, 2012 and 2011, have been prepared by Scientific Games Corporation and are unaudited. When used in these notes, the terms “we,” “us,” “our” and the “Company” refer to Scientific Games Corporation and all entities included in our consolidated financial statements unless otherwise specified or the context otherwise indicates. In the opinion of management, all adjustments necessary to present fairly our consolidated financial position as of March 31, 2012, our results of operations and comprehensive income for the three months ended March 31, 2012 and 2011, and our cash flows for the three months ended March 31, 2012 and 2011 have been made. Such adjustments are of a normal, recurring nature.

Certain information and footnote disclosures normally included in consolidated financial statements prepared in accordance with accounting principles generally accepted in the United States of America have been condensed or omitted. These consolidated financial statements should be read in conjunction with the consolidated financial statements and notes thereto included in our 2011 Annual Report on Form 10-K. The results of operations for the three months ended March 31, 2012 are not necessarily indicative of the results of operations for the full year.

Significant Accounting Policies

We describe our significant accounting policies in Note 1 of the Notes to Consolidated Financial Statements in our 2011 Annual Report on Form 10-K. We summarize recently issued accounting guidance that we adopted on January 1, 2012 below:
In May 2011, the Financial Accounting Standards Board ("FASB") issued guidance to amend the accounting and disclosure requirements on fair value measurements. The new guidance limits the highest-and-best-use measure to nonfinancial assets, permits certain financial assets and liabilities with offsetting positions in market or counterparty credit risks to be measured at a net basis, and provides guidance on the applicability of premiums and discounts. Additionally, the new guidance expands the disclosures on Level 3 inputs by requiring quantitative disclosure of the unobservable inputs and assumptions, as well as description of the valuation processes and the sensitivity of the fair value to changes in unobservable inputs.
In June 2011, the FASB issued guidance on presentation of comprehensive income. The new guidance eliminates the current option to report other comprehensive income and its components in the statement of changes in equity. Instead, an entity is required to present net income and other comprehensive income either in one continuous statement or in two separate but consecutive statements. The new guidance also requires presentation of reclassification adjustments from other comprehensive income to net income on the face of the financial statements. However, the effective date pertaining to this requirement was deferred by an update issued by the FASB in December 2011. The Company adopted the new guidance on January 1, 2012 resulting in a change in the presentation of comprehensive income for the three months ended March 31, 2012 and 2011.
In September 2011, the FASB issued guidance on testing goodwill for impairment. The new guidance provides an entity with the option to first perform a qualitative assessment to determine whether it is more likely than not that the fair value of a reporting unit is less than its carrying amount. If an entity determines that this is the case, it is required to perform the currently prescribed two-step goodwill impairment test to identify potential goodwill impairment and measure the amount of goodwill impairment loss to be recognized for that reporting unit (if any). If an entity determines the fair value of a reporting unit is less than its carrying amount, the two-step goodwill impairment test is required. We will apply the new guidance to our December 31, 2012 annual goodwill impairment evaluation.

Basic and Diluted Net Income (Loss) Per Share

The following represents a reconciliation of the numerator and denominator used in computing basic and diluted net income (loss) per share available to common stockholders for the three months ended March 31, 2012 and 2011:

	Three Months Ended
	March 31,
	2012	2011
Income (numerator)
Net income (loss)	$1,819	$(6,932)
Shares (denominator)
Weighted average basic common shares outstanding	92,484	91,886
Effect of dilutive securities-stock rights	1,740	—
Weighted average diluted common shares outstanding	94,224	91,886
Basic and diluted per share amounts
Basic net income (loss) per share	$0.02	$(0.08)
Diluted net income (loss) per share	$0.02	$(0.08)

The weighted average diluted common shares outstanding for the three months ended March 31, 2012 and 2011 excludes the effect of approximately 2,703 and 7,409 weighted average stock rights outstanding, respectively, because their effect would be anti-dilutive. For the three months ended March 31, 2011, there were no dilutive stock rights due to the net loss reported for the period.

(2) Reportable Segment Information
We report our operations in three business segments: Printed Products; Lottery Systems; and Gaming.
    The following tables set forth financial information for the three months ended March 31, 2012 and 2011, respectively, by reportable segments. Corporate expenses and corporate depreciation and amortization are not allocated to the reportable segments and are presented as unallocated corporate costs.

	Three Months Ended March 31, 2012
	Printed Products	Lottery Systems	Gaming	Total
Revenue:
Instant tickets	$123,324	$—	$—	$123,324
Services	—	53,006	37,280	90,286
Sales	2,163	11,471	7,331	20,965
Total revenue	125,487	64,477	44,611	234,575
Cost of instant tickets (1)	69,963	—	—	69,963
Cost of services (1)	—	29,359	16,500	45,859
Cost of sales (1)	1,410	7,955	7,562	16,927
Selling, general and administrative expenses	11,015	7,053	6,108	24,176
Employee termination and restructuring costs	—	—	2,875	2,875
Depreciation and amortization	8,003	11,798	10,568	30,369
Segment operating income	$35,096	$8,312	$998	$44,406
Unallocated corporate costs				(22,145)
Consolidated operating income				$22,261

(1) Exclusive of depreciation and amortization.

	Three Months Ended March 31, 2011
	Printed Products	Lottery Systems	Gaming	Total
Revenue:
Instant tickets	$113,860	$—	$—	$113,860
Services	—	49,216	24,531	73,747
Sales	1,770	7,173	106	9,049
Total revenue	115,630	56,389	24,637	196,656
Cost of instant tickets (1)	67,233	—	—	67,233
Cost of services (1)	—	25,968	12,954	38,922
Cost of sales (1)	1,006	4,649	35	5,690
Selling, general and administrative expenses	10,380	4,272	2,926	17,578
Depreciation and amortization	8,360	11,367	11,048	30,775
Segment operating income (loss)	$28,651	$10,133	$(2,326)	$36,458
Unallocated corporate costs				(22,105)
Consolidated operating income				$14,353

(1) Exclusive of depreciation and amortization.

The following table provides a reconciliation of reportable segment operating income to income (loss) before income taxes for each period:

	Three Months Ended
	March 31,
	2012	2011
Reported segment operating income	$44,406	$36,458
Unallocated corporate costs	(22,145)	(22,105)
Consolidated operating income	22,261	14,353
Interest expense	24,898	26,455
Earnings from equity investments	(8,845)	(9,350)
Other	(478)	(994)
Net income (loss) before income taxes	$6,686	$(1,758)

In evaluating financial performance, we focus on operating income as a segment’s measure of profit or loss. Segment operating income is income before other (income) expense, net, interest expense, earnings from equity investments, unallocated corporate expenses and income taxes. The accounting policies of the reportable segments are the same as those described in our summary of significant accounting policies (see Note 1 of the Notes to Consolidated Financial Statements in our 2011 Annual Report on Form 10-K).

(3) Equity Method Investments

There have been no changes in our equity method investments from those disclosed in Note 16 of the Notes to Consolidated Financial Statements in our 2011 Annual Report on Form 10-K except as disclosed below.
Sciplay
On January 21, 2010, we entered into a joint venture with Playtech Services (Cyprus) Limited (“Playtech”), a subsidiary of Playtech Limited, in which we and Playtech each had a 50% interest in two entities, Sciplay International S.a.r.l. and Sciplay (Luxembourg) S.a.r.l. (collectively “Sciplay”). Sciplay focuses on providing end-to-end offerings of products and services that enable lotteries and certain other gaming operators to offer internet gaming solutions in a manner that is consistent with applicable regulatory regimes. On January 23, 2012, we entered into an agreement with Playtech that restructured this strategic relationship from a joint venture arrangement to a license arrangement. Under the agreement, Playtech will license its internet gaming software to us on a non-exclusive basis for use by certain categories of our current and prospective customers, including U.S. casinos and lotteries worldwide. As part of the restructuring the Sciplay-related entities became wholly owned subsidiaries of Scientific Games. The impact on our consolidated balance sheet and consolidated results of operations and comprehensive income as of and for the three months ended March 31, 2012 was not material.
(4) Inventories

Inventories consist of the following:

	March 31, 2012	December 31, 2011
Parts and work-in-process	$31,813	$35,444
Finished goods	48,012	44,298
	$79,825	$79,742

Parts and work-in-process includes costs for equipment expected to be sold. Costs incurred for equipment associated with specific lottery and gaming contracts not yet placed in service are classified as construction in progress in property and equipment and are not depreciated.

(5) Long-Term Debt

Credit Agreement

We are party to a credit agreement, dated as of June 9, 2008, as amended and restated as of August 25, 2011 (as so amended, the “Credit Agreement”), among Scientific Games International, Inc. ("SGI"), as borrower, the Company, as a guarantor, the several lenders from time to time parties thereto and JPMorgan Chase Bank, N.A., as administrative agent.
The Credit Agreement provides for a $250,000 senior secured revolving credit facility and senior secured term loan credit facilities under which $564,128 of term loan borrowings were outstanding as of March 31, 2012. There were no borrowings and $60,920 in outstanding letters of credit under the revolving credit facility as of March 31, 2012. As of March 31, 2012, we had approximately $189,080 available for additional borrowing or letter of credit issuances under the revolving credit facility. Amounts under the revolving credit facility may be borrowed, repaid and re-borrowed by SGI from time to time until maturity. Voluntary prepayments and commitment reductions under the Credit Agreement are permitted at any time in whole or in part, without premium or penalty (other than break-funding costs), upon proper notice and subject to a minimum dollar requirement. Pursuant to the August 2011 amendment to the Credit Agreement, the scheduled maturity date of the revolving credit facility commitments and the outstanding term loans was extended from June 9, 2013 to June 30, 2015.
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
Our ability to borrow under the Credit Agreement will depend on us remaining in compliance with the covenants contained in the Credit Agreement, including the maintenance of the applicable financial ratios. A summary of the terms of the Credit Agreement, including the financial ratios that the Company is required to maintain under the terms of the Credit Agreement, is included in Note 8 of the Notes to Consolidated Financial Statements in our 2011 Annual Report on Form 10-K.
We were in compliance with the covenants under the Credit Agreement as of March 31, 2012.
On February 21, 2012, the Company and SGI entered into an agreement to refinance the approximately $16,400 of revolving credit facility and term loan commitments that were not extended in connection with the August 2011 Amendment and extend the maturity dates of these commitments to June 30, 2015. In connection with the agreement amendment, we paid approximately $57 of fees and expenses to the new lenders.

Outstanding Debt
As of March 31, 2012, our total debt was comprised principally of $564,128 outstanding under our term loan facilities under the Credit Agreement, $345,623 in aggregate principal amount of SGI's 9.25% senior subordinated notes due 2019 (the “2019 Notes”), $200,000 in aggregate principal amount of SGI's 7.875% senior subordinated notes due 2016 (the “2016 Notes”), $250,000 in aggregate principal amount of the Company's 8.125% senior subordinated notes due 2018 (the “2018 Notes”) and loans denominated in Chinese Renminbi Yuan (“RMB”) totaling RMB 166,000 (the "China loans").
On January 17, 2012, we repaid with cash on hand RMB 12,500 in aggregate principal amount of the China loans. On January 31, 2012, the Chinese bank reduced by $1,000 a letter of credit previously issued to support this debt. On April 25, 2012, we repaid with cash on hand an additional RMB 106,000 in aggregate principal amount of the China loans. On April 26, 2012 the Chinese bank returned an $18,000 letter of credit previously issued to support this debt.
(6) Derivative Financial Instruments

In January 2012, we entered into foreign currency forward contracts to hedge a portion of the net investment in one of our subsidiaries that is denominated in Euros. The aggregate notional amount of the forward contracts, which provide for the sale of Euros for U.S. dollars at a weighted average exchange rate of approximately 1.3194, is €23,500. The forward contracts were scheduled for delivery between April and December 2012. In April 2012, three of the forward contracts expired and were replaced with two new forward contracts to maintain the same aggregate notional amount of €23,500. We have designated the forward contracts as qualified hedges in accordance with Accounting Standards Codification (“ASC”) 815, Derivatives and Hedging. The fair value of the forward contracts, and subsequent changes to the fair value, are recorded on the Consolidated Balance Sheet in “Accrued liabilities” and “Accumulated other comprehensive loss” and on the Consolidated Statement of Operations and Comprehensive Income in "Other comprehensive income (loss)". During the three months ended March 31, 2012, we recorded a loss associated with the forward contracts of approximately $343 in "Other comprehensive income (loss)".

In accordance with ASC 323, Investments - Equity Method and Joint Ventures, we record our share of a derivative instrument held by Lotterie Nazionali S.r.l., the operator of the Gratta e Vinci instant ticket lottery in Italy ("LNS") in which we have a 20% equity investment. Changes in the fair value of the derivative instrument are recorded by LNS within “Other comprehensive income” in LNS' statement of comprehensive income. During the three months ended March 31, 2012, we recorded a gain, net of tax, associated with our share of this derivative instrument of $120 on the Consolidated Statement of Operations and Comprehensive Income in "Other comprehensive income (loss)" and in "Other assets" on our Consolidated Balance Sheet as of March 31, 2012.

(7) Intangible Assets and Goodwill

The following presents certain information regarding our intangible assets as of March 31, 2012 and December 31, 2011. Amortizable intangible assets are being amortized on a straight-line basis over their estimated useful lives with no estimated residual values.

Since the filing of our 2011 Annual Report on Form 10-K, we have made an adjustment to the preliminary fair value amounts recognized as of our acquisition of Barcrest Group Limited ("Barcrest") on September 23, 2011 to reflect new information obtained about facts and circumstances that existed as of the acquisition date that, if known, would have affected the measurement of the amounts recognized as of that date. The adjustment resulted in an increase in goodwill and decrease in inventory of approximately $2,000. We have applied the adjustment retrospectively to the Consolidated Balance Sheet as of December 31, 2011, as previously reported in the 2011 Annual Report on Form 10-K.

Intangible Assets	Gross Carrying Amount	Accumulated Amortization	Net Balance
Balance as of March 31, 2012
Amortizable intangible assets:
Patents	$13,278	$5,472	$7,806
Customer lists	36,330	21,804	14,526
Licenses	79,534	58,607	20,927
Intellectual property	23,958	18,889	5,069
Lottery contracts	1,500	1,221	279
	154,600	105,993	48,607
Non-amortizable intangible assets:
Trade name	38,862	2,118	36,744
Total intangible assets	$193,462	$108,111	$85,351
Balance as of December 31, 2011
Amortizable intangible assets:
Patents	$12,941	$5,260	$7,681
Customer lists	35,742	20,511	15,231
Licenses	78,556	56,706	21,850
Intellectual property	23,335	18,102	5,233
Lottery contracts	1,500	1,195	305
	152,074	101,774	50,300
Non-amortizable intangible assets:
Trade name	38,677	2,118	36,559
Total intangible assets	$190,751	$103,892	$86,859

The aggregate intangible amortization expense for the three months ended March 31, 2012 and March 31, 2011 was approximately $4,000 and $3,800, respectively.

The table below reconciles the change in the carrying amount of goodwill, by reporting segment, from December 31, 2011 to March 31, 2012. For the three months ended March 31, 2012, we recorded an increase of approximately $11,249 as a result of foreign currency translation.

Goodwill	Printed Products	Lottery Systems	Gaming	Totals
Balance as of December 31, 2011	$334,120	$186,620	$247,578	$768,318
Adjustments	1,216	2,567	7,466	11,249
Balance as of March 31, 2012	$335,336	$189,187	$255,044	$779,567

(8) Pension and Other Post-Retirement Plans

We have defined benefit pension plans for our U.K.-based union employees and certain Canadian-based employees (the “U.K. Plan” and the “Canadian Plan,” respectively). Retirement benefits under the U.K. Plan are based on an employee’s average compensation over the two years preceding retirement. Retirement benefits under the Canadian Plan are generally based on the number of years of credited service. Our policy is to fund the minimum contribution permissible by the applicable regulatory authorities.

The following table sets forth the combined amount of net periodic benefit cost recognized for the three months ended March 31, 2012 and 2011:

	Three Months Ended
	March 31,
	2012	2011
Components of net periodic pension benefit cost:
Service cost	$568	$462
Interest cost	1,147	1,173
Expected return on plan assets	(1,227)	(1,162)
Amortization of actuarial gains	251	95
Amortization of prior service costs	(19)	(3)
Net periodic cost	$720	$565

We have a 401(k) plan for U.S.-based employees. We contribute $37.5 cents on the dollar for the first 6% of participant contributions for a match of up to 2.25% of eligible compensation.

(9) Income Taxes

 The effective tax rates of 72.8% and (294.4)%, respectively, for the three months ended March 31, 2012 and March 31, 2011 were determined using an estimated annual effective tax rate and after considering any discrete items for such periods.  Due to a valuation allowance against our U.S. deferred tax assets, the effective tax rate for the three months ended March 31, 2012 does not include the benefit of the current year U.S. tax loss. Income tax expense for the three months ended March 31, 2012 is primarily due to income tax expense in foreign jurisdictions.

(10) Stockholders’ Equity

The following table sets forth the change in the number of shares of our Class A common stock outstanding during the three months ended March 31, 2012 and during the fiscal year ended December 31, 2011:

	Three Months Ended	Twelve Months Ended
	March 31, 2012	December 31, 2011
Shares outstanding as of beginning of period	92,433	91,725
Shares issued as part of equity-based compensation plans and the Employee Stock Purchase Plan (“ESPP”), net of RSUs surrendered	323	708
Shares outstanding as of end of period	92,756	92,433

(11) Stock-Based Compensation

We offer stock-based compensation through the use of stock options and restricted stock units (“RSUs”). We also offer the ESPP.
We grant stock options to employees and directors under our equity-based compensation plans with exercise prices that are not less than the fair market value of our common stock on the date of grant. The terms of the stock option and RSU awards, including the vesting schedule of such awards, are determined at our discretion subject to the terms of the applicable equity-based compensation plan. Options granted over the last several years have generally been exercisable in four or five equal installments beginning on the first anniversary of the date of grant with a maximum term of ten years. RSUs typically vest in four or five equal installments beginning on the first anniversary of the date of grant or when certain performance targets are met. There are 13,500 shares of common stock authorized for awards under our 2003 Incentive Compensation Plan (the “Plan”) plus available shares from a preexisting equity-based compensation plan, which plans were approved by our stockholders. We also have outstanding stock options granted as part of inducement stock option awards that were not approved by stockholders, as permitted by applicable stock exchange rules. We record compensation expense for all stock options and RSUs based on the fair value at the grant date.

The Company may grant certain awards the vesting of which is contingent upon the Company achieving certain performance targets. Upon determining that the performance target is probable, the fair value of the award is recognized over the service period, subject to potential adjustment.
On February 22, 2012, the Company granted approximately 494 RSUs to certain executives, which awards have a four-year vesting schedule, with 25% scheduled to vest each year if specified performance targets are met subject to certain “carryover” vesting provisions. The performance targets and carryover vesting provisions are consistent with those applicable to the performance-conditioned sign-on RSUs and options awarded to our Chief Executive Officer in December 2010, which are described in Note 12 of the Notes to Consolidated Financial Statements in our 2011 Annual Report on Form 10-K. The performance-conditioned RSUs will be forfeited on March 15, 2016 to the extent that such awards remain unvested on such date.
Stock Options

A summary of the changes in stock options outstanding during the three months ended March 31, 2012 is presented below:

	Number of Options	Weighted Average Remaining Contract Term (Years)	Weighted Average Exercise Price Per Share	Aggregate Intrinsic Value
Options outstanding as of December 31, 2011	3,868	8.3	$9.67	$3,876
Granted	10		11.10
Exercised	(4)		6.16	20
Canceled	—		—
Options outstanding as of March 31, 2012	3,874	8.1	$9.68	$10,735
Options exercisable as of March 31, 2012	902	5.9	$12.51	$2,118

The weighted average grant date fair value of options granted during the three months ended March 31, 2012 was $5.81. For the three months ended March 31, 2012 and 2011, we recognized stock-based compensation expense of approximately $1,000 and $1,700, respectively, related to the vesting of stock options and the related tax benefit of approximately $380 and $630, respectively.

As of March 31, 2012, we had unrecognized compensation expense of approximately $10,400 relating to stock option awards that will be amortized over a weighted-average period of approximately two years.

Restricted Stock Units

A summary of the changes in RSUs outstanding during the three months ended March 31, 2012 is presented below:

	Number of RSUs	Weighted Average Grant Date Fair Value Per RSU
Unvested units as of December 31, 2011	4,771	$10.49
Granted	1,534	12.62
Vested	(660)	13.92
Canceled	(20)	12.02
Unvested units as of March 31, 2012	5,625	$10.66

For the three months ended March 31, 2012 and 2011, we recognized stock-based compensation expense of approximately $4,700 and $2,900, respectively, related to the vesting of RSUs and the related tax benefit of approximately $1,790 and $1,000, respectively.

As of March 31, 2012, we had unrecognized compensation expense of approximately $52,000 relating to RSUs that will be amortized over a weighted-average period of approximately two years.

(12) Financial Information for Guarantor Subsidiaries and Non-Guarantor Subsidiaries

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

Presented below is condensed consolidating financial information for (i) the Parent Company, (ii) SGI, (iii) the Guarantor Subsidiaries and (iv) our 100%-owned foreign subsidiaries and our non-100%-owned domestic and foreign subsidiaries (collectively, the “Non-Guarantor Subsidiaries”) as of March 31, 2012 and December 31, 2011 and for the three months ended March 31, 2012 and 2011. The condensed consolidating financial information has been presented to show the nature of assets held, results of operations and cash flows of the Parent Company, SGI, the Guarantor Subsidiaries and the Non-Guarantor Subsidiaries assuming the guarantee structures of our obligations as disclosed in Note 8 of the Notes to Consolidated Financial Statements in our 2011 Annual Report on Form 10-K for all periods presented.

The condensed consolidating financial information reflects the investments of the Parent Company in the Guarantor and Non-Guarantor Subsidiaries using the equity method of accounting. Corporate interest and administrative expenses have not been allocated to the subsidiaries.

SCIENTIFIC GAMES CORPORATION AND SUBSIDIARIES
SUPPLEMENTAL CONDENSED CONSOLIDATING BALANCE SHEET
As of March 31, 2012

	Parent Company	SGI	Guarantor Subsidiaries	Non-Guarantor Subsidiaries	Eliminating Entries	Consolidated
Assets
Cash and cash equivalents	$21,902	$298	$—	$80,644	$(2,441)	$100,403
Accounts receivable, net	—	51,552	37,488	88,358	—	177,398
Inventories	—	23,420	17,503	38,902	—	79,825
Other current assets	8,234	3,383	6,197	23,957	—	41,771
Property and equipment, net	3,850	163,167	34,297	218,202	—	419,516
Investment in subsidiaries	542,361	788,708	—	855,867	(2,186,936)	—
Goodwill	—	273,656	78,618	427,293	—	779,567
Intangible assets	—	41,527	24,730	19,094	—	85,351
Intercompany balances	98,616	—	244,313	—	(342,929)	—
Other assets	74,985	20,915	14,229	384,796	(2,613)	492,312
Total assets	$749,948	$1,366,626	$457,375	$2,137,113	$(2,534,919)	$2,176,143
Liabilities and stockholders’ equity
Current installments of long-term debt	$—	$6,280	$—	$27,539	$—	$33,819
Other current liabilities	17,098	61,711	28,324	86,253	(2,429)	190,957
Long-term debt, excluding current installments	250,000	1,103,473	—	93	—	1,353,566
Other non-current liabilities	5,266	39,112	13,010	62,829	—	120,217
Intercompany balances	—	119,804	—	223,135	(342,939)	—
Stockholders’ equity	477,584	36,246	416,041	1,737,264	(2,189,551)	477,584
Total liabilities and stockholders’ equity	$749,948	$1,366,626	$457,375	$2,137,113	$(2,534,919)	$2,176,143

SCIENTIFIC GAMES CORPORATION AND SUBSIDIARIES
SUPPLEMENTAL CONDENSED CONSOLIDATING BALANCE SHEET
As of December 31, 2011

	Parent Company	SGI	Guarantor Subsidiaries	Non-Guarantor Subsidiaries	Eliminating Entries	Consolidated
Assets
Cash and cash equivalents	$24,042	$56	$—	$81,482	$(1,178)	$104,402
Accounts receivable, net	—	53,531	41,238	87,698	—	182,467
Inventories	—	23,714	16,884	39,144	—	79,742
Other current assets	8,699	3,409	5,117	23,277	—	40,502
Property and equipment, net	3,522	166,637	36,028	220,301	—	426,488
Investment in subsidiaries	551,256	721,909	—	909,379	(2,182,544)	—
Goodwill	—	273,656	78,618	416,044	—	768,318
Intangible assets	—	41,520	25,849	19,490	—	86,859
Intercompany balances	125,440	—	231,357	—	(356,797)	—
Other assets	17,002	82,748	12,265	367,209	(6,101)	473,123
Total assets	$729,961	$1,367,180	$447,356	$2,164,024	$(2,546,620)	$2,161,901
Liabilities and stockholders’ equity
Current installments of long-term debt	$—	$6,280	$—	$19,911	$—	$26,191
Other current liabilities	31,231	56,050	30,140	94,682	(1,211)	210,892
Long-term debt, excluding current installments	250,000	1,104,884	—	9,592	—	1,364,476
Other non-current liabilities	5,016	38,772	13,427	59,413	—	116,628
Intercompany balances	—	71,603	—	285,162	(356,765)	—
Stockholders’ equity	443,714	89,591	403,789	1,695,264	(2,188,644)	443,714
Total liabilities and stockholders’ equity	$729,961	$1,367,180	$447,356	$2,164,024	$(2,546,620)	$2,161,901

SCIENTIFIC GAMES CORPORATION AND SUBSIDIARIES
SUPPLEMENTAL CONDENSED CONSOLIDATING STATEMENT OF INCOME AND COMPREHENSIVE INCOME
Three Months Ended March 31, 2012

	Parent Company	SGI	Guarantor Subsidiaries	Non-Guarantor Subsidiaries	Eliminating Entries	Consolidated
Revenue	$—	$106,651	$9,549	$118,948	$(573)	$234,575
Cost of instant ticket revenue, cost of services and cost of sales (1)	—	32,990	34,214	67,171	(1,626)	132,749
Selling, general and administrative expenses	15,522	14,737	3,632	12,932	(651)	46,172
Employee termination and restructuring costs	—	—	—	2,875	—	2,875
Depreciation and amortization	149	7,320	4,777	18,272	—	30,518
Operating income (loss)	(15,671)	51,604	(33,074)	17,698	1,704	22,261
Interest expense	5,302	19,172	—	424	—	24,898
Other (income) expense, net	(2,188)	40,049	(45,321)	(3,567)	1,704	(9,323)
Income (loss) before equity in income of subsidiaries, and income taxes	(18,785)	(7,617)	12,247	20,841	—	6,686
Equity in income (loss) of subsidiaries	(34,319)	12,107	—	—	22,212	—
Income tax expense	(54,923)	58,199	—	1,591	—	4,867
Net income (loss)	$1,819	$(53,709)	$12,247	$19,250	$22,212	$1,819

Other comprehensive income (loss)	25,422	219	—	25,031	(25,250)	25,422
Comprehensive income (loss)	$27,241	$(53,490)	$12,247	$44,281	$(3,038)	$27,241

(1) Exclusive of depreciation and amortization.

SCIENTIFIC GAMES CORPORATION AND SUBSIDIARIES
SUPPLEMENTAL CONDENSED CONSOLIDATING STATEMENT OF INCOME AND COMPREHENSIVE INCOME
Three Months Ended March 31, 2011

	Parent Company	SGI	Guarantor Subsidiaries	Non-Guarantor Subsidiaries	Eliminating Entries	Consolidated
Revenue	$—	$98,057	$9,520	$89,373	$(294)	$196,656
Cost of instant ticket revenue, cost of services and cost of sales (1)	—	32,293	32,171	47,669	(288)	111,845
Selling, general and administrative expenses	15,565	12,456	2,636	9,255	(358)	39,554
Depreciation and amortization	128	7,564	4,946	18,266	—	30,904
Operating income (loss)	(15,693)	45,744	(30,233)	14,183	352	14,353
Interest expense	5,390	20,658	—	407	—	26,455
Other (income) expense, net	(1,221)	40,775	(42,640)	(7,610)	352	(10,344)
Income (loss) before equity in income of subsidiaries, and income taxes	(19,862)	(15,689)	12,407	21,386	—	(1,758)
Equity in income (loss) of subsidiaries	16,686	13,427	—	—	(30,113)	—
Income tax expense	3,756	(291)	—	1,709	—	5,174
Net income (loss)	$(6,932)	$(1,971)	$12,407	$19,677	$(30,113)	$(6,932)

Other comprehensive income (loss)	$35,070	$1,304	$—	$33,373	$(34,677)	$35,070
Comprehensive income (loss)	$28,138	$(667)	$12,407	$53,050	$(64,790)	$28,138

(1) Exclusive of depreciation and amortization.

SCIENTIFIC GAMES CORPORATION AND SUBSIDIARIES
SUPPLEMENTAL CONDENSED CONSOLIDATING STATEMENT OF CASH FLOWS
Three Months Ended March 31, 2012

	Parent Company	SGI	Guarantor Subsidiaries	Non- Guarantor Subsidiaries	Eliminating Entries	Consolidated
Net cash provided by operating activities	$(14,095)	$14,044	$1,337	$20,593	$45	$21,924
Cash flows from investing activities:
Capital, lottery and gaming systems expenditures	(423)	(2,894)	(613)	(5,421)	—	(9,351)
Business acquisitions, net of cash acquired	—	—	—	(344)	—	(344)
Other assets and investments	(12)	(54,595)	(2,988)	49,624	(2,136)	(10,107)
Net cash provided by (used in) investing activities	(435)	(57,489)	(3,601)	43,859	(2,136)	(19,802)
Cash flows from financing activities:
Net proceeds (payments) on long-term debt	—	(1,570)	—	(1,981)	—	(3,551)
Net redemptions of common stock under stock-based compensation plans	(3,555)	—	5	(2,141)	2,136	(3,555)
Payment of financing fees	—	(57)	—	—	—	(57)
Other, principally intercompany balances	15,946	45,041	998	(61,940)	(45)	—
Net cash provided by (used in) financing activities	12,391	43,414	1,003	(66,062)	2,091	(7,163)
Effect of exchange rate changes on cash	—	272	—	770	—	1,042
Increase (decrease) in cash and cash equivalents	(2,139)	241	(1,261)	(840)	—	(3,999)
Cash and cash equivalents, beginning of period	24,042	56	2,379	77,925	—	104,402
Cash and cash equivalents, end of period	$21,903	$297	$1,118	$77,085	$—	$100,403

SCIENTIFIC GAMES CORPORATION AND SUBSIDIARIES
SUPPLEMENTAL CONDENSED CONSOLIDATING STATEMENT OF CASH FLOWS
Three Months Ended March 31, 2011

	Parent Company	SGI	Guarantor Subsidiaries	Non- Guarantor Subsidiaries	Eliminating Entries	Consolidated
Net cash provided by operating activities	$(8,245)	$28,222	$1,933	$26,717	$(17)	$48,610
Cash flows from investing activities:
Capital, lottery and gaming systems expenditures	(490)	(6,063)	(606)	(3,287)	—	(10,446)
Business acquisitions, net of cash acquired	—	—	302	(302)	—	—
Other assets and investments	(81)	(12,154)	(3,269)	(51,797)	28,066	(39,235)
Net cash provided by (used in) investing activities	(571)	(18,217)	(3,573)	(55,386)	28,066	(49,681)
Cash flows from financing activities:
Net proceeds (payments) on long-term debt	—	(1,570)	—	(551)	—	(2,121)
Net redemptions of common stock under stock-based compensation plans	(1,521)	—	5	28,061	(28,066)	(1,521)
Purchase of treasury stock	—	—	—	—	—	—
Payment of financing fees	(8)	(2,615)	—	—	—	(2,623)
Other, principally intercompany balances	8,080	(6,511)	(2,368)	782	17	—
Net cash provided by (used in) financing activities	6,551	(10,696)	(2,363)	28,292	(28,049)	(6,265)
Effect of exchange rate changes on cash	4	658	—	984	—	1,646
Increase (decrease) in cash and cash equivalents	(2,261)	(33)	(4,003)	607	—	(5,690)
Cash and cash equivalents, beginning of period	62,639	150	2,279	59,213	—	124,281
Cash and cash equivalents, end of period	$60,378	$117	$(1,724)	$59,820	$—	$118,591

(13) Restructuring Plans

Gaming segment

In January 2012, following a comprehensive strategic review, we announced our exit from the Barcrest analog amusement with prize ("AWP") machine business in order to focus our game design and other resources solely on our digital server-based supply model. We also reorganized the Games Media business to more effectively capitalize on the Barcrest acquisition. In the three months ended March 31, 2012, we recorded approximately $2,875 of employee termination and restructuring costs in connection with these actions. The Company expects to incur additional charges of approximately $2,500 during the remainder of 2012, primarily associated with the Company's plans to vacate additional facilities.

A summary of the restructuring and other costs recognized for the three months ended March 31, 2012 are as follows:

	Balance as of December 31, 2011	Restructuring costs	Cash Payments	Balance as of March 31, 2012
Employee termination costs	$—	$2,797	$(1,901)	$896
Excess facilities costs	—	78	—	78
Total	$—	$2,875	$(1,901)	$974

Printed Products segment
Following a strategic review of our global Printed Products business, we commenced a reorganization plan on April 18, 2012 to cease all printing and finishing activities at our Australia facility during the second half of 2012, and begin printing instant tickets for customers in this region at other Scientific Games' manufacturing plants. We expect to record employee termination costs resulting in cash payments of approximately $4,000 and other restructuring costs of approximately $1,000 to $3,000 under this reorganization plan. We currently expect the majority of these charges to be incurred in 2012. In addition, we expect to record accelerated depreciation expense of approximately $3,500 during 2012 related to this reorganization.

Item 2. Management’s Discussion and Analysis of Financial Condition and Results of Operations

The following Management’s Discussion and Analysis (“MD&A”) is intended to enhance the reader’s understanding of our operations and current business environment. This MD&A should be read in conjunction with “Management’s Discussion and Analysis of Financial Condition and Results of Operations” for the fiscal year ended December 31, 2011 and the “Business” section included in our 2011 Annual Report on Form 10-K.

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

Business Overview
General
We are a leading global supplier of products and services to lotteries and a leading provider of gaming technology and content to gaming operators worldwide. We also gain access to technology and pursue global expansion through strategic acquisitions and equity investments. We manage and report our operations in three business segments: Printed Products; Lottery Systems; and Gaming. Corporate expenses are not allocated to segments. See “Business Segment Results” below and Note 2 to the Consolidated Financial Statements included in this Quarterly Report on Form 10-Q for additional business segment information.
The discussion below highlights certain key drivers of our business and certain known trends, demands, commitments, events and uncertainties that have affected our recent financial and operating performance and may affect our performance.
Our revenue is classified as instant ticket revenue, service revenue and sales revenue. Instant ticket revenue includes revenue related to our instant ticket fulfillment and services businesses, including our brand licensing and Properties Plus® businesses. Revenue generated from our sales of lottery systems, terminals, gaming machines, gaming content and phone cards, which sales are typically non-recurring in nature and not subject to multi-year supply agreements, is categorized as sales revenue. All other revenue generated from Lottery Systems (including revenue from the validation of instant tickets and other systems management contracts) and Gaming is classified as service revenue.
We believe we are likely to continue to experience a highly competitive environment for domestic and international customer contracts in connection with bids, re-bids, extensions and renewals, which could lead to the loss of contracts or rate reductions and additional service requirements in contracts that we win or retain. In 2012, a number of our customer contracts are up for re-bid, extension or renewal. See the table in “Business - Contract Procurement” in Item 1 of our 2011 Annual Report on Form 10-K for additional information regarding our customer contracts. Our strategy to mitigate these industry trends includes working with our customers to grow their sales through a variety of methods including launching new products and services, implementing innovative technologies and marketing tools and expanding retail distribution.
We derive approximately 52% of our annual revenue from sales to customers outside of the U.S. and are affected by fluctuations in foreign currency exchange rates. The foreign currencies to which we are most exposed are the British Pound Sterling and Euro. When we refer to the impact of foreign currency exchange rate fluctuations, we are referring to the difference between the relevant period rates and the prior period rates applied to the relevant period activity.
Printed Products
Our Printed Products segment is primarily comprised of our global instant ticket lottery business. We generate revenue from the manufacturing and sale of instant tickets, as well as the provision of value added services such as game design, sales and marketing support, specialty games and promotions, inventory management and warehousing and fulfillment services. We also provide lotteries with cooperative service programs, or CSPs, to help them efficiently and effectively manage and support their operations to achieve higher retail sales and lower operating costs. Moreover, we provide licensed games, promotional entertainment and internet-based services to the lottery industry. Our U.S. instant ticket contracts typically have an initial term of three to five years and frequently include multiple renewal options for additional periods ranging from one to five years, which our customers have generally exercised in the past. We typically sell our instant lottery tickets for a price per thousand units (“PPK”) or for a fee equal to a percentage of the retail sales of the instant lottery tickets (“POS”). Under our CSP contracts we are typically paid on a POS basis. Some international customers purchase instant lottery tickets as needed rather than through multi-game supply contracts.
Retail sales of instant tickets can be a key performance indicator of our instant ticket revenue, although there may not always be a direct correlation between retail sales and our instant ticket revenue due to the type of contract (e.g., PPK versus POS or CSP contracts), the impact of changes in our customer contracts or other factors. Our total instant ticket revenue increased approximately 8.5% for the three months ended March 31, 2012 compared to the same period in 2011. Based on third-party data, our customers' total instant ticket lottery retail sales in the U.S. increased 12.2% for the three months ended March 31, 2012 compared to the same period in 2011. Most of our U.S. customers reported year-over-year growth in retail sales of instant tickets, which we believe was driven by a variety of factors, including lottery private management, product innovation, prize payout increases and sales of higher price-point tickets. Internationally, we also experienced instant ticket revenue growth in the three months ended March 31, 2012 compared to the prior-year period from our POS and CSP contracts, which we believe was due in part to sales of higher price-point tickets.
Our licensed game contracts are generally game-specific and therefore short-term and non-recurring. Our instant ticket revenue may be negatively impacted to the extent we are unable to continue to win licensed game-specific or multi-state game contracts. There has been an increased interest within the lottery industry in player loyalty programs, which we believe may result in growth opportunities for our Properties Plus offering. Recently, we signed an agreement with the North Carolina lottery to provide Properties Plus services and the Iowa Lottery extended its term of their existing Properties Plus program with us. The Tennessee lottery added our Points for Prizes® store to its player loyalty program in February 2012 and achieved record instant ticket sales that month. The Missouri lottery awarded us a Properties Plus contract which is expected to launch in the second half of 2012. Our 2012 results of operations should be positively impacted by these new opportunities.
We are the primary supplier of instant lottery tickets for Lotterie Nazionali S.r.l ("LNS"), which was awarded the concession to be the exclusive operator of the Italian Gratta e Vinci instant ticket lottery beginning on October 1, 2010. LNS succeeded Consorzio Lotterie Nazionali (“CLN”), a consortium comprised of essentially the same group that owns LNS, which held the prior concession. Over the life of the new concession, we expect that we will supply no less than 80% of LNS' instant ticket production requirements. Retail sales for the three months ended March 31, 2012 declined by approximately 4% due to a variety of factors including inclement weather and transit strikes that disrupted deliveries to retailers. We also had challenging year-over-year comparisons, in part due to the mix of products launched in the first three months of 2011, including the formal introduction of the €20 ticket.
Under our CSP agreement with Northstar Lottery Group ("Northstar"), the private manager of the Illinois lottery in which we have a 20% equity investment, we are responsible for the design, development, manufacturing, warehousing and distribution of instant lottery tickets and are compensated based on a percentage of retail sales. Illinois lottery instant ticket sales increased approximately 27% for the first nine months of the lottery's fiscal year ending June 30, 2012, which coincides with the commencement of Northstar's private management agreement ("PMA") on July 1, 2011. Our increase in instant ticket revenue for the three months ended March 31, 2012 reflected the commencement of our CSP agreement with Northstar on July 1, 2011.
Northstar is entitled to receive annual incentive compensation payments from Illinois to the extent it is successful in increasing the lottery's net income above specified target levels, subject to a cap of 5% of the applicable year's net income. Northstar will be responsible for payments to Illinois to the extent such targets are not achieved, subject to a similar cap. The lottery net income levels set forth in Northstar's successful bid for the PMA were $851 million, $950 million, $980 million, $986 million and $1 billion for the five fiscal years ending June 30, 2012, 2013, 2014, 2015 and 2016, respectively, representing a compound annual growth rate in lottery net income of approximately 44%, including an approximate 27% increase in lottery net income in the first year. These net income target levels are subject to upward or downward adjustment under certain circumstances in accordance with the terms of the PMA. Northstar is entitled to be reimbursed on a monthly basis for most of its operating expenses under the PMA, although certain expenses of Northstar associated with managing the lottery are not reimbursable. Earnings and cash flows from our equity investment in Northstar may be impacted to the extent the lottery achieves, or fails to achieve, the applicable net income targets and will be impacted to the extent Northstar incurs non-reimbursable expenses. The impact of this equity method investment was not material to our earnings from our equity investments for the three months ended March 31, 2012.
As U.S. states and international jurisdictions increasingly look towards lottery and gaming as a source to grow revenue, we believe they could pursue an outsourcing model whereby the day-to-day management of their lotteries are conducted by a third party, similar to the PMA the Illinois lottery awarded to Northstar.

Following a strategic review of our global Printed Products business, we recently commenced a reorganization plan to cease all printing and finishing activities at our Australia facility during the second half of 2012, and begin printing instant tickets for customers in this region at other Scientific Games' manufacturing plants. We expect to record employee termination costs resulting in cash payments of approximately $4.0 million and other restructuring costs of approximately $1.0 million to $3.0 million during 2012 under this reorganization plan. We currently expect the majority of these charges to be incurred during 2012. In addition, we also expect to record accelerated depreciation expense of approximately $3.5 million during 2012 related to this reorganization.

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
Based on third-party data, our Lottery Systems customers' total draw game retail sales in the U.S. increased 15.8% in the three months ended March 31, 2012 compared to the same period in 2011. In 2011, U.S. lottery directors authorized certain changes to the Powerball® game, including an increase in the ticket price to $2, which went into effect on January 15, 2012. The industry experienced the third largest Powerball jackpot in history ($336 million) and the largest Mega Millions® jackpot in history ($656 million) during the three months ended March 31, 2012. The level of jackpots of the Powerball and Mega Millions multi-state draw lottery games impact our service revenues. Reflecting this improvement in retail sales, our Lottery System service revenue in the U.S. increased 13.2% for the three months ended March 31, 2012 compared to the same period in 2011. Our Lottery System service revenue is also impacted by retail sales of instant tickets where we provide instant ticket validation services as part of a lottery systems contract. Our Lottery System sales revenue is non-recurring in nature and generated primarily outside the U.S.
We are the exclusive instant ticket validation network provider to the China Sports Lottery ("CSL"). Instant ticket retail sales of the CSL increased approximately 0.7% for the three months ended March 31, 2012 compared to the same period in 2011. We believe the relatively flat growth in retail sales is due in part to product mix, limited expansion of the retailer network and challenging year-over-year comparisons. We are focused on accelerating retail sales growth through higher price points, the expansion of the retailer and validation network and new game introductions (including additional tickets with licensed brands). The rate we receive on retail sales under our China instant ticket validation contract decreased by 0.2% in January 2011, decreased by an additional 0.1% in January 2012 and is scheduled to decrease an additional 0.1% in January 2014. To the extent we are not able to continue to offset these rate reductions by retail sales growth, our revenue and profitability from this contract may be adversely affected.
We recently signed an agreement in China to provide value chain management services to the Hubei Sports Lottery similar to the CSPs that we provide to many of our North American and European customers. We expect that these services will assist the Hubei Sports Lottery in achieving higher retail sales and lower operating costs.
We have recently seen an increase in bidding opportunities to provide central monitoring and control systems for video gaming networks, particularly in jurisdictions in North America, as these jurisdictions pursue video lottery terminals ("VLTs") as an opportunity to address budget deficits. We believe that this could be an attractive growth opportunity for the Company in the coming years. On January 3, 2012, we signed a contract to design, implement and administer our sixth generation AEGIS-Video™ Central Communication System (CCS) for the Illinois Gaming Board. Under the terms of the contract, we will provide real-time communication and control between every licensed video gaming terminal in the State of Illinois, as well as day-to-day management of the operation of the CCS and service throughout the State. The contract was awarded through a competitive procurement process, has an initial term of six years and may be extended by mutual agreement up to four additional years. We currently expect that our results of operations will be impacted by this contract to a limited extent in the second half of 2012 and to a greater extent in 2013.
Gaming
We are a leading provider of server-based gaming machines and systems and other products and services to operators in the wide area gaming industry. Our Gaming segment supplies server-based gaming machines, systems and game content primarily to bookmakers that operate licensed betting offices (“LBOs”) in the U.K. through our Global Draw Limited subsidiary and, increasingly, to gaming operators outside the U.K. The LBO sector of the U.K. gaming industry is highly competitive and concentrated to approximately four large LBO operators in the U.K. The Gaming segment also includes Barcrest Group Limited (“Barcrest”) and Games Media Limited (“Games Media”), leading suppliers of gaming machines, systems and game content to pubs, bingo halls and arcades in the U.K. and continental Europe. We provide many of our Gaming customers with a turnkey offering, which typically includes gaming machines, remote management of game content and management information, central computer systems, secure data communication and field support services. We develop our own game content and supplement our offering with content from third parties.
In 2011, we completed the installation of gaming machines for the entire Ladbrokes LBO estate in accordance with the four-year contract that was awarded to us in 2010. The roll-out of gaming machines for Ladbrokes represented a significant portion of the increase in our installed gaming machine base from March 31, 2011 to March 31, 2012. Our operating results for the three months ended March 31, 2012 reflect an increase in revenue resulting from our higher installed gaming machine base. In addition, our gross win per machine per day increased approximately 5.8% for the three months ended March 31, 2012 when compared to the same period in 2011.
In January 2012, William Hill PLC, a U.K. bookmaker, awarded a contract to one of our principal competitors (currently the supplier for a majority of gaming machines for William Hill) for the sole supply of gaming machines to William Hill's LBOs following the expiration of our gaming machine supply contract with William Hill in March 2012. The loss of this contract will impact our operating results beginning in the second quarter of 2012.
On September 23, 2011, we completed the acquisition of Barcrest, a leading supplier of games, gaming content, gaming platforms and systems to gaming operators and venues in the U.K. and in continental Europe. Barcrest has been integrated with our existing gaming business. The comparability of our 2012 results of operations will be affected by the acquisition.
In January 2012, following a comprehensive strategic review, we announced our exit from the Barcrest analog amusement with prize ("AWP") machine business in order to focus our game design and other resources solely on our digital server-based supply model. We also reorganized Games Media to more effectively capitalize on the Barcrest acquisition. For the three months ended March 31, 2012, we recorded approximately $2.9 million of employee termination and restructuring costs associated with the reorganization. We expect that our operating results for the remainder of 2012 will be impacted by further employee termination and restructuring costs of approximately $2.0 million to $3.0 million related to the reorganization. However, we anticipate realizing cost savings as a result of this action starting in 2012.
In late 2010, the U.K. government announced its intention to change the taxation of gaming machines by introducing a new machine games duty, or MGD, that would replace both the currently applicable amusement machine license duty and value-added tax. Following a comprehensive review of the taxation of gaming machines in the U.K., the government announced the introduction of a new taxation regime based around the gross win generated by a gaming machine. In a budget statement issued in March 2012, the U.K. government announced an MGD rate of 20% on gross win, effective February 1, 2013. The affect of these tax changes may have a negative impact on our business in 2013.
On April 16, 2012, certain video lottery terminals operated by SNAI S.p.a. in Italy and supplied by Barcrest erroneously printed what appeared to be winning jackpot tickets.  SNAI has stated, and system data confirms, that no jackpots were actually won on that day.  The terminals were deactivated pending a review by the Italian regulatory authority of the cause of the incident and the manner in which the terminals could be reactivated without re-occurrence of the incident.  SNAI and Barcrest are working with the Italian regulatory authority in an effort to reactivate the terminals as soon as possible.  Although Barcrest received a letter from SNAI expressing its view that this incident breached Barcrest's agreement with SNAI, based on the information currently available to us, we do not believe that Barcrest breached that agreement or that it or we will ultimately incur any material financial liability stemming from the incident.  However, we cannot currently predict with certainty the outcome of this matter, including when reactivation of the terminals might be authorized by the Italian regulatory authority.

Recently Issued Accounting Guidance

In May 2011, the Financial Accounting Standards Board ("FASB") issued guidance to amend the accounting and disclosure requirements on fair value measurements. The new guidance limits the highest-and-best-use measure to nonfinancial assets, permits certain financial assets and liabilities with offsetting positions in market or counterparty credit risks to be measured at a net basis, and provides guidance on the applicability of premiums and discounts. Additionally, the new guidance expands the disclosures on Level 3 inputs by requiring quantitative disclosure of the unobservable inputs and assumptions, as well as description of the valuation processes and the sensitivity of the fair value to changes in unobservable inputs.

In June 2011, the FASB issued guidance on presentation of comprehensive income. The new guidance eliminates the current option to report other comprehensive income and its components in the statement of changes in equity. Instead, an entity is required to present net income and other comprehensive income either in one continuous statement or in two separate but consecutive statements. The new guidance also requires presentation of reclassification adjustments from other comprehensive income to net income on the face of the financial statements. However, the effective date pertaining to this requirement was deferred by an update issued by the FASB in December 2011. The Company adopted the new guidance on January 1, 2012 resulting in a change in the presentation of comprehensive income for the three months ended March 31, 2012 and 2011.
In September 2011, the FASB issued guidance on testing goodwill for impairment. The new guidance provides an entity with the option to first perform a qualitative assessment to determine whether it is more likely than not that the fair value of a reporting unit is less than its carrying amount. If an entity determines that this is the case, it is required to perform the currently prescribed two-step goodwill impairment test to identify potential goodwill impairment and measure the amount of goodwill impairment loss to be recognized for that reporting unit (if any). If an entity determines the fair value of a reporting unit is less than its carrying amount, the two-step goodwill impairment test is required. We will apply the new guidance to our December 31, 2012 annual goodwill impairment evaluation.

CONSOLIDATED RESULTS

	Three Months Ended		Three Months Ended
	March 31,		March 31,
	2012	2011	2012 vs 2011
	(in thousands)		(in millions)
Revenue:
Instant tickets	$123,324	$113,860	$9.5	8%
Services	90,286	73,747	16.5	22%
Sales	20,965	9,049	11.9	132%
Total revenue	234,575	196,656	37.9	19%
Operating expenses:
Cost of instant tickets (1)	69,963	67,233	2.7	4%
Cost of services (1)	45,859	38,922	6.9	18%
Cost of sales (1)	16,927	5,690	11.2	197%
Selling, general and administrative expenses	46,172	39,554	6.6	17%
Employee termination and restructuring costs	2,875	—	2.9	—
Depreciation and amortization	30,518	30,904	(0.4)	(1)%
Operating income	22,261	14,353	7.9	55%
Other (income) expense:
Interest expense	24,898	26,455	(1.6)	(6)%
Earnings from equity investments	(8,845)	(9,350)	0.5	(5)%
Other	(478)	(994)	0.5	(52)%
	15,575	16,111	(0.5)	(3)%
Net income (loss) before income taxes	6,686	(1,758)	8.4	N/A
Income tax expense	4,867	5,174	(0.3)	(6)%
Net income (loss)	$1,819	$(6,932)	$8.8	N/A

(1) Exclusive of depreciation and amortization.

Three Months Ended March 31, 2012 Compared to Three Months Ended March 31, 2011

Revenue Analysis

The increase in consolidated revenue reflected higher instant ticket revenue primarily due to an increase in retail sales in the U.S. and certain international jurisdictions where we are compensated based on a percentage of retail sales under CSP and POS contracts. The increase in consolidated service revenue reflected higher Lottery Systems service revenue primarily due to larger Powerball and Mega Millions jackpots and higher instant ticket validation revenue, as well as higher Gaming service revenue due to the expansion of our terminal base, the acquisition of Barcrest and an increase in Global Draw's U.K. gross win per machine per day. Our higher sales revenue reflected increased sales to international Lottery Systems customers and the acquisition of Barcrest.

Operating Expenses

Cost of Revenue

Consolidated cost of revenue increased primarily as a result of higher revenue. Cost of instant tickets increased 4% compare to an increase in instant ticket revenue of 8%. Cost of services increased 18% compare to an increase in services revenue of 22%. The percentage increase in cost of sales was significantly higher than the percentage increase in sales revenue reflecting a less profitable mix of sales revenue primarily related to the liquidation of Barcrest analog machines in connection with an exit from the Barcrest analog AWP business and an $0.8 million write-down of inventory due to a fire at a third-party warehouse during the three months ended March 31, 2012.

Selling, General and Administrative ("SG&A")

The increase in SG&A reflected higher compensation expense of $3.0 million to support our growth initiatives and an increase in stock-based compensation expense of $1.2 million.  The increase also reflected $1.5 million of incremental overhead expense from the acquisition of Barcrest, $1.1 million of higher personnel related expenses in the Gaming business to support our growth initiatives and office relocation expenses, $0.8 million of higher international business development expenses, and $1.6 million related to the favorable resolution of a legal matter and an insurance settlement recorded in the three months ended March 31, 2011. The increase was partially offset by an insurance recovery of $2.2 million received during the three months ended March 31, 2012 related to a customer claim.

Employee Termination and Restructuring Costs

Employee termination and restructuring costs of $2.9 million are due to our exit from the Barcrest analog AWP business and the reorganization of Games Media to more effectively capitalize on the Barcrest acquisition.

Depreciation and Amortization Expense Analysis

Depreciation and amortization expense was relatively flat for the three months ended March 31, 2012 compared to the same period in the prior year.

Other Income and Expense

Interest expense decreased during the three months ended March 31, 2012 primarily due to a decline in borrowing costs related to our variable interest rate debt and the expiration of our interest rate swap in October 2011.

Earnings from equity investments was relatively flat for the three months ended March 31, 2012 compared to the same period in the prior year.

Income Tax Expense

Income tax expense was lower primarily due to a decrease in tax rates in certain foreign jurisdictions. The effective income tax rates for the three months ended March 31, 2012 and 2011 were 72.8% and (294.4%), respectively. Due to a valuation allowance against our U.S. deferred tax assets, the effective tax rate for the three months ended March 31, 2012 does not include the benefit of the current year U.S. tax loss.

BUSINESS SEGMENTS RESULTS

Printed Products

	Three Months Ended		Three Months Ended
	March 31,		March 31,
	2012	2011	2012 vs 2011
	(in thousands)		(in millions)
Revenue:
Instant tickets	$123,324	$113,860	$9.5	8%
Services	—	—	—	—
Sales	2,163	1,770	0.4	22%
Total revenue	125,487	115,630	9.9	9%
Operating expenses:
Cost of instant tickets (1)	69,963	67,233	2.7	4%
Cost of services (1)	—	—	—	—
Cost of sales (1)	1,410	1,006	0.4	40%
Selling, general and administrative expenses	11,015	10,380	0.6	6%
Depreciation and amortization	8,003	8,360	(0.4)	(4)%
Operating income	$35,096	$28,651	$6.4	22%

  (1) Exclusive of depreciation and amortization.

Three Months Ended March 31, 2012 Compared to Three Months Ended March 31, 2011

Revenue Analysis

Our higher instant ticket revenue included a $7.2 million increase in revenue from U.S. customers primarily from our POS and CSP contracts, including our CSP agreement with Northstar and higher U.S. retail sales levels. This increase was partially offset by lower U.S. PPK contract revenue primarily due to timing of orders, contract revisions and increased competition where we are not the exclusive instant ticket supplier.
Our international revenue increased $2.3 million primarily due to higher revenue from our European CSP and U.K. POS contracts. Printed Products sales revenue is primarily comprised of phone card sales.
Operating Income

Operating income increased primarily due to a higher and more profitable mix of revenue partially offset by an increase in SG&A primarily due to increased compensation expense of $2.7 million largely offset by an insurance recovery of $2.2 million received during the three months ended March 31, 2012 related to a customer claim.

Lottery Systems

	Three Months Ended		Three Months Ended
	March 31,		March 31,
	2012	2011	2012 vs 2011
	(in thousands)		(in millions)
Revenue:
Instant tickets	$—	$—	$—	—
Services	53,006	49,216	3.8	8%
Sales	11,471	7,173	4.3	60%
Total revenue	64,477	56,389	8.1	14%
Operating expenses:
Cost of instant tickets (1)	—	—	—	—
Cost of services (1)	29,359	25,968	3.4	13%
Cost of sales (1)	7,955	4,649	3.3	71%
Selling, general and administrative expenses	7,053	4,272	2.8	65%
Depreciation and amortization	11,798	11,367	0.4	4%
Operating income	$8,312	$10,133	$(1.8)	N/A

(1) Exclusive of depreciation and amortization.

Three Months Ended March 31, 2012 Compared to Three Months Ended March 31, 2011

Revenue Analysis

The increase in Lottery Systems service revenue reflected higher service revenue of $4.2 million from U.S. customers primarily due to sizable Mega Millions and Powerball jackpots and higher instant ticket validation revenue during the three months ended March 31, 2012. The increase was partially offset by a decline in service revenue from international customers. The increase in Lottery Systems sales revenue reflected increased sales of hardware and software to international customers.

Operating Income

Operating income decreased primarily due to a less profitable mix of revenue and an increase in SG&A in large part due to an increase in compensation expense in 2012 and the favorable resolution of a legal matter during the first three months of 2011.

Gaming

	Three Months Ended		Three Months Ended
	March 31,		March 31,
	2012	2011	2012 vs 2011
	(in thousands)		(in millions)
Revenue:
Instant tickets	$—	$—	$—	—
Services	37,280	24,531	12.7	52%
Sales	7,331	106	7.2	6,816%
Total revenue	44,611	24,637	20.0	81%
Operating expenses:
Cost of instant tickets (1)	—	—	—	—
Cost of services (1)	16,500	12,954	3.5	27%
Cost of sales (1)	7,562	35	7.5	21,506%
Selling, general and administrative expenses	6,108	2,926	3.2	109%
Employee termination and restructuring costs	2,875	—	2.9	—
Depreciation and amortization	10,568	11,048	(0.5)	(4)%
Operating income (loss)	$998	$(2,326)	$3.3	N/A

 (1) Exclusive of depreciation and amortization.

Three Months Ended March 31, 2012 Compared to Three Months Ended March 31, 2011

Revenue Analysis

The increase in Gaming service revenue included $10.0 million primarily from a 17% increase in Global Draw's installed base of gaming machines and higher U.K. gross win per machine per day and $5.8 million from the acquisition of Barcrest. Gaming service revenue was partially offset by approximately $2.7 million due to the closing of the Austrian over-the-counter business in 2011. The increase in sales revenue of $7.2 million reflected the inclusion of Barcrest.
Operating Income

Operating income increased primarily due to higher and a more profitable mix of service revenue, which was partially offset by a less profitable mix of sales revenue. Operating income generated from sales revenue included less profitable sales related to the liquidation of Barcrest analog machines and an inventory provision of approximately $0.8 million related to inventory that was damaged due to a fire at a third-party warehouse during the three months ended March 31, 2012. Operating income was also impacted by employee termination and restructuring costs related to the reorganization of our Gaming division and higher SG&A principally due to $1.5 million of incremental overhead expense from the acquisition of Barcrest and $1.1 million of expenses including increased headcount and compensation to support growth initiatives.
Critical Accounting Policies

There have been no changes to our critical accounting policies from those discussed under the caption “Critical Accounting Policies” in “Item 7. Management’s Discussion and Analysis of Financial Condition and Results of Operations” in our 2011 Annual Report on Form 10-K.

Liquidity, Capital Resources and Working Capital

Sources of Liquidity
As of March 31, 2012, our principal sources of liquidity were cash and equivalents and amounts available under our revolving credit facility discussed below under “Credit Agreement and Other Debt.”
As of March 31, 2012, our available cash and equivalents and borrowing capacity totaled $289.5 million (including cash and cash equivalents of $100.4 million and availability of $189.1 million under the revolving credit facility) compared to $296.1 million as of December 31, 2011 (including cash and cash equivalents of $104.4 million and availability of

$191.7 million under our revolving credit facility). There were no borrowings outstanding; however, we had $60.9 million in outstanding letters of credit as of March 31, 2012, which reduces our available borrowings under our revolving credit facility. The amount of our available cash and equivalents fluctuates principally based on borrowings or repayments under our credit facilities, investments, acquisitions and changes in our working capital position. Our borrowing capacity under the revolving credit facility will depend on outstanding borrowings and letters of credit issued under the revolving credit facility and will depend on us remaining in compliance with the covenants under our credit agreement, including the maintenance of applicable financial ratios. We were in compliance with the covenants under our credit agreement as of March 31, 2012.
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
Total cash held by our foreign subsidiaries was $80.8 million as of March 31, 2012. To the extent that a portion of our foreign cash was required to meet liquidity needs in the U.S. (which we do not currently anticipate), we might incur a tax liability, the timing and amount of which would depend on a variety of factors. A significant amount of the cash held by our foreign subsidiaries as of March 31, 2012 could be transferred to the U.S. as repayments of intercompany loans and we have significant foreign tax credit carryovers that would be available to reduce any potential U.S. tax liability.
Our contracts are periodically subject to renewal and there can be no assurance that we will be successful in sustaining our cash flow from operations if our existing contracts are not renewed, are renewed on less favorable terms, or if we are unable to enter into new contracts. In addition, lottery customers in the U.S. generally require service providers to provide performance bonds in connection with the relevant contract. As of March 31, 2012, our outstanding performance bonds totaled $213.9 million. Our ability to obtain performance bonds on commercially reasonable terms is subject to the Company's financial condition and to prevailing market conditions, which may be impacted by economic and political events. Although we have not experienced difficulty in obtaining such bonds to date, there can be no assurance that we will continue to be able to obtain performance bonds on commercially reasonable terms or at all. If we need to refinance all or part of our indebtedness at or before maturity, or provide letters of credit or cash in lieu of performance bonds, there can be no assurance that we will be able to obtain new financing or to refinance any of our indebtedness on commercially reasonable terms or at all.
Cash Flow Summary

	Three Months Ended March 31,		Three Months Ended March 31,
	2012	2011	2012 vs 2011
	(in thousands)		(in millions)
Net cash provided by operating activities	$21,924	$48,610	$(26.7)
Net cash used in investing activities	(19,802)	(49,681)	29.9
Net cash used in financing activities	(7,163)	(6,265)	(0.9)
Effect of exchange rates on cash and cash equivalents	1,042	1,646	(0.6)
Decrease in cash and cash equivalents	$(3,999)	$(5,690)	$1.7

Cash flows from operating activities
The decrease in net cash provided by operating activities for the three months ended March 31, 2012 was primarily due to changes in working capital of $34.8 million due in large part to an improvement in payment terms under our Italian instant ticket contract that coincided with the award of the new concession to LNS in October 2010, which resulted in a large cash inflow in the first quarter of 2011. Distributed earnings from equity investments decreased $1.8 million in the three months ended March 31, 2012 compared to the same period in 2011 due in part to timing of distributions. The decrease was partially offset by an increase in net income of $8.8 million.
Cash flows from investing activities
The decrease in net cash used in investing activities for the three months ended March 31, 2012 was primarily due to a decrease in investments in equity method investments during such period compared to the prior year period. In the first three months of 2011, we made contributions to Northstar and International Terminal Leasing ("ITL") of $10.0 million and $16.4 million, respectively. The decrease in net cash used in investing activities was partially offset by a return of capital distribution from ITL of $2.2 million in the first quarter of 2012.
Cash flows from financing activities
Net cash used in financing activities for the three months ended March 31, 2012 increased $0.9 million compared to the prior-year period.  This increase reflected higher payments on long-term debt of $1.4 million and a $2.0 million increase in cash used to satisfy withholding taxes associated with the vesting of restricted stock units.

The increase was partially offset by $2.6 million in higher fees associated with an amendment to our credit agreement in the three months ended March 31, 2011.

Credit Agreement and Other Debt
Credit Agreement
We are party to a credit agreement, dated as of June 9, 2008, as amended and restated as of August 25, 2011 (as so amended, the “Credit Agreement”), among Scientific Games International ("SGI"), as borrower, the Company, as a guarantor, the several lenders from time to time parties thereto and JPMorgan Chase Bank, N.A., as administrative agent.
The Credit Agreement provides for a $250 million senior secured revolving credit facility and senior secured term loan credit facilities. Amounts under the revolving credit facility may be borrowed, repaid and re-borrowed by SGI from time to time until maturity. Voluntary prepayments and commitment reductions under the Credit Agreement are permitted at any time in whole or in part, without premium or penalty (other than break-funding costs), upon proper notice and subject to a minimum dollar requirement. Pursuant to the August 2011 amendment to the Credit Agreement, the scheduled maturity date of the revolving credit facility commitments and the outstanding term loans was extended from June 9, 2013 to June 30, 2015.
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
A summary of the terms of the Credit Agreement, including the applicable financial ratios that the Company is required to maintain under the terms of the Credit Agreement, is included in Note 8 of the Notes to Consolidated Financial Statements in our 2011 Annual Report on Form 10-K.

We were in compliance with the covenants under the Credit Agreement as of March 31, 2012.
On February 21, 2012, the Company and SGI entered into an agreement to refinance the approximately $16.4 million of the revolving credit facility and term loan commitments that were not extended in connection with the August 2011 amendment and extend the maturity dates of these commitments to June 30, 2015.
Outstanding Debt
As of March 31, 2012, our total debt was comprised principally of $564.1 million outstanding under our term loan facilities under the Credit Agreement, $345.6 million in aggregate principal amount of SGI's 9.25% senior subordinated notes due 2019, $200.0 million in aggregate principal amount of SGI's 7.875% senior subordinated notes due 2016, $250.0 million in aggregate principal amount of the Company's 8.125% senior subordinated notes due 2018 and loans denominated in Chinese Renminbi Yuan (“RMB”) totaling RMB 166.0 million (the "China loans").
On January 17, 2012, we repaid with cash on hand RMB 12.5 million in aggregate principal amount of the China loans. On January 31, 2012, the Chinese bank reduced by $1.0 million a letter of credit previously issued to support this debt. On April 25, 2012, we repaid with cash on hand an additional RMB 106.0 million in aggregate principal amount of the China loans. On April 26, 2012, the Chinese bank returned an $18.0 million letter of credit previously issued to support this debt.

Contractual Obligations
There have been no significant changes to our contractual obligations disclosed in "Item 7 - Management's Discussion and Analysis of Financial Condition and Results of Operations - Liquidity, Capital Resources and Working Capital - Contractual Obligations" included in our 2011 Annual Report on Form 10-K.
Periodically, we bid on new lottery system contracts. Once awarded, these contracts generally require significant upfront capital expenditures for terminal assembly, customization of software, software and equipment installation and telecommunications configuration. Historically, we have funded these upfront costs through cash flows generated from operations, available cash on hand and borrowings under our credit facilities. Our ability to continue to commit to new contracts will depend on, among other things, our then present liquidity levels and/or our ability to borrow at commercially acceptable rates in order to finance the upfront costs. The actual level of capital expenditures will ultimately largely depend on the extent to which we are successful in winning new contracts. Periodically, we elect to upgrade the technological capabilities of older terminals and replace terminals that have exhausted their useful lives. Servicing our installed terminal base requires us to maintain a supply of parts and accessories on hand. We are also required, contractually in some cases, to provide spare parts over an extended period of time, principally in connection with our systems and terminal sale transactions. To meet our contractual obligations and maintain sufficient levels of on-hand inventory to service our installed terminal base, we purchase inventory on an as-needed basis. We presently have no inventory purchase obligations, other than in the ordinary course of business.
Under the terms of its PMA with the State of Illinois, Northstar is entitled to receive annual incentive compensation payments to the extent it is successful in increasing the Illinois lottery's net income above specified target levels, subject to a cap of 5% of the applicable year's net income. Northstar will be responsible for payments to the State to the extent such targets are not achieved, subject to a similar cap. We may be required to make capital contributions to Northstar to fund our pro rata share (i.e., based on our percentage interest in Northstar) of any shortfall payments that may be owed by Northstar to the State under the PMA. Northstar is expected to be reimbursed on a monthly basis for most of its operating expenses under the PMA, although certain expenses of Northstar associated with managing the lottery are not reimbursable.
Item 3. Quantitative and Qualitative Disclosures about Market Risk

There have been no material changes to the disclosure under “Item 7A. Quantitative and Qualitative Disclosures about Market Risk” included in our 2011 Annual Report on Form 10-K.

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

Changes in Internal Control over Financial Reporting

There were no changes in our internal control over financial reporting during the quarter ended March 31, 2012 that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

PART II.  OTHER INFORMATION

Item 1A. Risk Factors

There have been no material changes in our risk factors from those disclosed under "Item 1A. Risk Factors" included in our 2011 Annual Report on Form 10-K.

Item 2. Unregistered Sales of Equity Securities and Use of Proceeds

ISSUER PURCHASES OF EQUITY SECURITIES

Period	Total Number of Shares Purchased (1)	Average Price Paid per Share	Total Number of Shares Purchased as Part of Publicly Announced Plans or Programs	Approximate Dollar Value of Shares that May Yet Be Purchased Under the Plans or Programs (2)
1/1/2012 - 1/31/2012	112,142	$9.62	—	173.7 million
2/1/2012 - 2/29/2012	135,835	$12.43	—	173.7 million
3/1/2012 - 3/31/2012	93,667	$11.00	—	173.7 million
Total	341,644	$11.12	—	173.7 million

(1)
There were no shares purchased as part of our publicly announced repurchase program during the quarter ended March 31, 2012. The activity in this column reflects 341,644 shares acquired from employees to satisfy the withholding taxes associated with the vesting of restricted stock units during the quarter ended March 31, 2012.

(2)
The $200 million stock repurchase program, which expires on December 31, 2012, was publicly announced on May 10, 2010 and extended on December 8, 2011. Under the program, we are authorized to repurchase, from time to time through open market purchases or otherwise, shares of our outstanding common stock in an aggregate amount up to $200.0 million.

Item 4. Mine Safety Disclosures
No disclosure required pursuant to this Item.

Item 6. Exhibits

Exhibit Number

10.1
Amended and Restated Employment Agreement dated as of April 26, 2012 by and between the Company and Jeffrey S. Lipkin (incorporated by reference to Exhibit 10.1 to the Company's Current Report on Form 8-K filed on April 26, 2012).

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

101
Financial statements from the quarterly report on Form 10-Q of the Company for the quarter ended March 31, 2012, filed on May 10, 2012, formatted in Extensible Business Reporting Language (XBRL): (i) the Consolidated Statements of Operations and Comprehensive Income, (ii) the Consolidated Balance Sheets, (iii) the Consolidated Statements of Cash Flows and (iv) the Notes to Consolidated Financial Statements tagged as blocks of text. (†)(*)

(†) Filed herewith.
(*) Pursuant to Rule 406T of Regulation S-T, the XBRL-related information in Exhibit 101 to this Quarterly Report on Form 10-Q shall not be deemed “filed” for purposes of Section 18 of the Securities Exchange Act of 1934, or otherwise subject to liability of that section and shall not be incorporated by reference into any filing or other document pursuant to the Securities Act of 1933, except as shall be expressly set forth by specific reference in such filing or document.

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

SCIENTIFIC GAMES CORPORATION
(Registrant)

		By:	/s/ Jeffrey S. Lipkin
		Name:	Jeffrey S. Lipkin
		Title:	Senior Vice President and Chief Financial Officer

		By:	/s/ Jeffrey B. Johnson
		Name:	Jeffrey B. Johnson
		Title:	Vice President, Chief Accounting Officer and Corporate Controller

Dated:	May 10, 2012