Form 10-K/A
period 2011-12-31
SCIENTIFIC GAMES CORP
filed 2012-06-28
CIK 750004

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
Common shares outstanding as of February 24, 2012 were 92,539,907.

DOCUMENTS INCORPORATED BY REFERENCE
The following document is incorporated herein by reference:

Document	Parts Into Which Incorporated
Proxy Statement for the Company’s 2012 Annual Meeting of Stockholders	Part III

(1)	For this purpose only, “non-affiliates” excludes directors and executive officers.

Explanatory Note

Unless the context indicates otherwise, all references to “Scientific Games,” “we,” “our,” and the “Company” refer to Scientific Games Corporation and its consolidated entities.

This Amendment No. 1 on Form 10-K/A (this “Amendment No. 1”) to our Annual Report on Form 10-K for the year ended December 31, 2011, filed with the Securities and Exchange Commission (“SEC”) on February 29, 2012 (the “Original Report”), is being filed for the purpose of providing separate financial statements of Consorzio Lotterie Nazionali, Beijing CITIC Scientific Games Technology Co., Ltd. (referred to in the Original Report as CSG Lottery Technology (Beijing) Co., Ltd., or CSG) and Beijing Guard Libang Technology Co., Ltd. (referred to in the Original Report as Guard Libang), in accordance with Rule 3-09 of Regulation S-X (“Rule 3-09”), as new Exhibits 99.3, 99.4, 99.5 and 99.6, respectively, in Part IV, Item 15, Exhibits, Financial Statement Schedules (“Item 15”). As indicated in the Original Report, Consorzio Lotterie Nazionali, Beijing CITIC Scientific Games Technology Co., Ltd. and Beijing Guard Libang Technology Co., Ltd. are equity method investees of Scientific Games. In accordance with Rule 3-09(b)(1), the separate financial statements of Consorzio Lotterie Nazionali, Beijing CITIC Scientific Games Technology Co., Ltd. and Beijing Guard Libang Technology Co., Ltd., which were not available prior to the filing of the Original Report, are being filed with this Amendment No. 1 within six months after the end of our fiscal year. Each of the equity method investees is solely responsible for the form and content of the financial statements of such equity method investee provided herewith.

As required by the rules of the SEC, this Amendment No. 1 sets forth an amended Item 15 in its entirety and includes new certifications of our Chief Executive Officer and Chief Financial Officer (Exhibits 31.1, 31.2, 32.1 and 32.2), as well as new consents of independent auditors (Exhibits 23.3, 23.4 and 23.5).

Except as described above, no changes have been made to the Original Report, and this Amendment No. 1 does not amend, modify or update in any way any of the financial or other information contained in the Original Report. This Amendment No. 1 does not reflect events that may have occurred subsequent to the filing date of the Original Report. Accordingly, this Amendment No. 1 should be read in conjunction with the Original Report and the Company's filings with the SEC subsequent to the filing of the Original Report.

PART IV
ITEM 15. EXHIBITS, FINANCIAL STATEMENT SCHEDULES
(a)
The following consolidated financial statements and schedules are included in Item 15 of the Company’s Annual Report on
Form 10-K filed with the Securities and Exchange Commission on February 29, 2012.

1. Financial Statements:

Report of Deloitte & Touche, LLP, Independent Registered Public Accounting Firm
Consolidated Balance Sheets as of December 31, 2011 and 2010
Consolidated Statements of Operations for the years ended December 31, 2011, 2010 and 2009
Consolidated Statements of Stockholders Equity and Comprehensive Income for the years ended December 31, 2011, 2010, 2009
Consolidated Statements of Cash Flows for the years ended December 31, 2011, 2010 and 2009
Notes to Consolidated Financial Statements

2. Financial Statement Schedule:

Schedule II. Valuation and Qualifying Accounts

All other schedules have been omitted because they are inapplicable, not required, or the information is included elsewhere in the consolidated financial statements or related notes.

3. Exhibits
The Exhibit Index attached to this report is incorporated by reference into this Item 15(a)(3) and is filed as part of this report.

SIGNATURES
Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

June 28, 2012	Scientific Games Corporation

	By:	/s/ Jeffrey S. Lipkin
Jeffrey S. Lipkin, Chief Financial Officer

	By:	/s/ Jeffrey B. Johnson
Jeffrey B. Johnson Chief Accounting Officer

3.    Exhibits
The following is a list of exhibits:
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

3.2	Amended and Restated Bylaws of the Company (incorporated by reference to Exhibit 3.1 to the Company’s Current Report on Form 8-K filed on November 1, 2010).

4.1
Indenture, dated as of September 22, 2010, among the Company, as issuer, the guarantors party thereto and The Bank of Nova Scotia Trust Company of New York, as trustee, relating to the 8.125% Senior Subordinated Notes due 2018 (incorporated by reference to Exhibit 4.1 to the Company’s Current Report on Form 8-K filed on September 23, 2010).

4.2
Registration Rights Agreement, dated September 22, 2010, among the Company, the guarantors party thereto and J.P. Morgan Securities LLC, as representative for the initial purchasers listed therein, relating to the 8.125% Senior Subordinated Notes due 2018 (incorporated by reference to Exhibit 4.2 to the Company’s Current Report on Form 8-K filed on September 23, 2010).

4.3
Form of 8.125% Senior Subordinated Notes due 2018 (incorporated by reference to Exhibits 4.3(a) and 4.3(b) to the Company’s Registration Statement on Form S-4 (No. 333-172600) filed on March 3, 2011 and included in Exhibit 4.1 above).

4.4
Indenture, dated as of May 21, 2009, among Scientific Games International, Inc., as issuer, the Company, as a guarantor, the subsidiary guarantors party thereto, and The Bank of Nova Scotia Trust Company of New York, as trustee, relating to the 9.25% Senior Subordinated Notes due 2019 (incorporated by reference to Exhibit 4.1 to the Company’s Current Report on Form 8-K filed on May 27, 2009).

4.5
Registration Rights Agreement, dated as of May 21, 2009, among Scientific Games International, Inc., the Company, the subsidiary guarantors party thereto, and J.P. Morgan Securities Inc., Banc of America Securities LLC, Credit Suisse Securities (USA) LLC and Goldman, Sachs & Co., as representatives for the initial purchasers listed therein, relating to the 9.25% Senior Subordinated Notes due 2019 (incorporated by reference to Exhibit 4.2 to the Company’s Current Report on Form 8-K filed on May 27, 2009).

4.6
Registration Rights Agreement, dated November 5, 2009, among Scientific Games International, Inc., the Company, the subsidiary guarantors party thereto, and J.P. Morgan Securities Inc., Banc of America Securities LLC, Credit Suisse Securities (USA) LLC and Goldman, Sachs & Co., as representatives for the initial purchasers named therein, relating to the 9.25% Senior Subordinated Notes due 2019 (incorporated by reference to Exhibit 4.1 to the Company’s Current Report on Form 8-K filed on November 12, 2009).

4.7
Form of 9.25% Senior Subordinated Notes due 2019 (incorporated by reference to Exhibits 4.31(a) and 4.31(b) to the Company’s Registration Statement on Form S-4 (No. 333-161268) filed on August 11, 2009 and included in Exhibit 4.4 above).

Exhibit Number	Description
4.8
Indenture, dated as of June 11, 2008, among Scientific Games International, Inc., as issuer, the Company, as a guarantor, the subsidiary guarantors party thereto, and The Bank of Nova Scotia Trust Company of New York, as trustee, relating to the 7.875% Senior Subordinated Notes due 2016 (incorporated by reference to Exhibit 4.1 to the Company’s Current Report on Form 8-K filed on June 13, 2008).

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

4.11
Form of 7.875% Senior Subordinated Notes due 2016 (incorporated by reference to Exhibits 4.3(a) and 4.3(b) to the Company’s Registration Statement on Form S-3ASR (No. 333-155346) filed on November 13, 2008 and included in Exhibit 4.8 above).

10.1
Second Amendment and Restatement Agreement, dated as of August 25, 2011, among Scientific Games International, Inc., as borrower, the Company, as guarantor, and several lenders from time to time parties thereto and JP Morgan, as administrative agent, which amended and restated the Credit Agreement, dated as of June 9, 2008 as amended and restated as of February 12, 2010 and amended as of December 16, 2010 and March 11, 2011 among such parties, as set forth in Exhibit A to such Second Amendment and Restatement Agreement (incorporated by reference to Exhibit 10.1 to the Company’s Current Report on Form 8-K filed on August 31, 2011).

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

10.3
Stockholders’ Agreement, dated September 6, 2000, among the Company, MacAndrews & Forbes Holdings Inc. (formerly known as Mafco Holdings Inc.) (“MacAndrews”) (as successor-in-interest under the agreement to Cirmatica Gaming S.A.) and Ramius Securities, LLC (incorporated by reference to Exhibit 10.38 to the Company’s Quarterly Report on Form 10-Q for the quarter ended July 31, 2000).

10.4
Supplemental Stockholders’ Agreement, dated June 26, 2002, among the Company and MacAndrews (as successor-in-interest to Cirmatica Gaming S.A.) (incorporated by reference to Exhibit 4.2 to the Company’s Quarterly Report on Form 10-Q for the quarter ended June 30, 2002).

10.5
Letter Agreement, dated as of October 10, 2003, by and between the Company and MacAndrews further supplementing the Stockholders’ Agreement (incorporated by reference to Exhibit 3 to the Schedule 13D jointly filed by MacAndrews and SGMS Acquisition Corporation on November 26, 2003).

10.6	Letter Agreement dated February 15, 2007 between the Company and MacAndrews (incorporated by reference to Exhibit 10.1 to the Company’s Current Report on Form 8-K filed on February 16, 2007).

10.7
Share Purchase Agreement, dated as of April 26, 2011, by and among the Company, Global Draw Limited, IGT-UK Group Limited, Cyberview International, Inc. and International Game Technology (incorporated by reference to Exhibit 10.1 to the Company’s Quarterly Report on Form 10-Q for the quarter ended June 30, 2011).

Exhibit Number	Description
10.8
Purchase Agreement, dated as of January 27, 2010, by and among the Company, Scientific Games International, Inc., SG Racing, Inc., Scientific Games Germany GmbH, Scientific Games Luxembourg Holdings SARL, Scientific Games Holdings Limited, Scientific Games Racing, LLC, Sportech Plc, Sportech Holdco 1 Limited and Sportech Holdco 2 Limited (incorporated by reference to Exhibit 10.1 to the Company’s Quarterly Report on Form 10-Q for the quarter ended March 31, 2010).

10.9
Stock Purchase Agreement, dated as of May 1, 2007, among François‑Charles Oberthur Fiduciaire, S.A., the Company and Scientific Games Holdings (Canada) Inc. (incorporated by reference to Exhibit 10.1 to the Company’s Current Report on Form 8-K filed on May 7, 2007).

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

10.12	1992 Equity Incentive Plan, as amended and restated (incorporated by reference to Exhibit 10.33 to the Company’s Annual Report on Form 10-K for the fiscal year ended October 31, 1998).*

10.13	1995 Equity Incentive Plan, as amended (incorporated by reference to Exhibit 10.14 to the Company’s Annual Report on Form 10-K for the fiscal year ended October 31, 1997).*

10.14	1997 Incentive Compensation Plan, as amended and restated (incorporated by reference to Exhibit 10.14 to the Company’s Annual Report on Form 10-K for the fiscal year ended December 31, 2001).*

10.15	2003 Incentive Compensation Plan, as amended and restated (incorporated by reference to Exhibit 10.1 to the Company’s Current Report on Form 8-K filed on June 9, 2011).*

10.16	2002 Employee Stock Purchase Plan, as amended and restated (incorporated by reference to Exhibit 10.14 to the Company’s Annual Report on Form 10-K for the fiscal year ended December 31, 2005).*

10.17
Elective Deferred Compensation Plan (Executive Deferred Compensation Plan and Non-Employee Directors Deferred Compensation Plan) (effective January 1, 2005, as amended and restated effective January 1, 2009) (incorporated by reference to Exhibit 10.14 to the Company’s Annual Report on Form 10-K for the year ended December 31, 2008).*

10.18
Frozen Supplemental Executive Retirement Plan (as amended and restated effective January 1, 2009) (incorporated by reference to Exhibit 10.15 to the Company’s Annual Report on Form 10-K for the year ended December 31, 2008).*

10.19	Asia-Pacific Business Incentive Compensation Program (incorporated by reference to Exhibit 10.4 to the Company’s Current Report on Form 8-K filed on December 3, 2010).*

10.20
Employment Agreement dated as of January 1, 2006 by and between the Company and A. Lorne Weil (executed on August 8, 2006) (incorporated by reference to Exhibit 10.1 to the Company’s Quarterly Report on Form 10-Q for the quarter ended September 30, 2006).*

Exhibit Number	Description
10.21
Letter dated August 2, 2007 between A. Lorne Weil and the Company with respect to payment of Mr. Weil’s deferred compensation upon a termination of employment under Mr. Weil’s Employment Agreement dated as of January 1, 2006 (incorporated by reference to Exhibit 10.1 to the Company’s Quarterly Report on Form 10-Q for the quarter ended September 30, 2007).*

10.22
Amendment to Employment Agreement dated as of May 1, 2008 by and between the Company and A. Lorne Weil (executed on May 12, 2008), which amended Mr. Weil’s Employment Agreement dated as of January 1, 2006, as amended by the Letter dated August 2, 2007 (incorporated by reference to Exhibit 10.2 to the Company’s Current Report on Form 8-K filed on May 14, 2008).*

10.23
Amendment to Employment Agreement dated as of December 30, 2008 by and between the Company and A. Lorne Weil, which amended Mr. Weil’s Employment Agreement dated as of January 1, 2006, as amended by the Letter dated August 2, 2007 and the Amendment dated as of May 1, 2008 (incorporated by reference to Exhibit 10.20 to the Company’s Annual Report on Form 10-K for the year ended December 31, 2008).*

10.24
Third Amendment to Employment Agreement dated as of May 29, 2009 between the Company and A. Lorne Weil, which amended Mr. Weil’s Employment Agreement dated as of January 1, 2006, as amended by the Letter dated August 2, 2007 and the Amendments dated as of May 1, 2008 and December 30, 2008 (incorporated by reference to Exhibit 10.1 to the Company’s Current Report on Form 8-K filed on June 2, 2009).*

10.25
Amendment to Employment Agreement dated as of December 2, 2010 between the Company and A. Lorne Weil, which amended Mr. Weil’s Employment Agreement dated as of January 1, 2006, as amended by the Letter dated August 2, 2007 and the Amendments dated as of May 1, 2008, December 30, 2008 and May 29, 2009 (incorporated by reference to Exhibit 10.1 to the Company’s Current Report on Form 8-K filed on December 3, 2010).*

10.26
Amendment to Employment Agreement, dated as of August 18, 2011, by and between A. Lorne Weil and the Company, which amended Mr. Weil’s Employment Agreement dated as of January 1, 2006, as amended by the Letter dated August 2, 2007 and the Amendments dated as of May 1, 2008, December 30, 2008, May 29, 2009 and December 2, 2010 (incorporated by reference to Exhibit 10.1 to the Company’s Current Report on Form 8-K filed on August 18, 2011).*

10.27
Employment Agreement dated as of July 1, 2005 between the Company and Michael R. Chambrello (executed on June 17, 2005) (incorporated by reference to Exhibit 10.1 to the Company’s Quarterly Report on Form 10-Q for the quarter ended June 30, 2005).*

10.28
Employment Inducement Stock Option Grant Agreement dated July 1, 2005 between the Company and Michael R. Chambrello (incorporated by reference to Exhibit 10.2 to the Company’s Quarterly Report on Form 10-Q for the quarter ended June 30, 2005).*

10.29
Letter Agreement dated as of August 2, 2006 by and between the Company and Michael R. Chambrello, which amended Mr. Chambrello’s Employment Agreement dated as of July 1, 2005 (incorporated by reference to Exhibit 10.9 to the Company’s Quarterly Report on Form 10-Q for the quarter ended September 30, 2006).*

10.30
Letter Agreement dated as of May 8, 2008 by and between the Company and Michael R. Chambrello, which amended Mr. Chambrello’s Employment Agreement dated as of July 1, 2005, as amended by the Letter Agreement dated as of August 2, 2006 (incorporated by reference to Exhibit 10.3 to the Company’s Current Report on Form 8-K filed on May 14, 2008).*

10.31
Amendment to Employment Agreement dated as of December 30, 2008 by and between the Company and Michael R. Chambrello, which amended Mr. Chambrello’s Employment Agreement dated as of July 1, 2005, as amended by the Letter Agreement dated as of August 2, 2006 and the Letter Agreement dated as of May 8, 2008 (incorporated by reference to Exhibit 10.26 to the Company’s Annual Report on Form 10-K for the year ended December 31, 2008).*

Exhibit Number	Description
10.32
Amendment to Employment Agreement dated as of November 29, 2010 by and between the Company and Michael R. Chambrello, which amended Mr. Chambrello’s Employment Agreement dated as of July 1, 2005, as amended by the Letter Agreement dated as of August 2, 2006, the Letter Agreement dated as of May 8, 2008 and the Amendment dated as of December 30, 2008 (incorporated by reference to Exhibit 10.2 to the Current Report on Form 8-K filed on December 3, 2010).*

10.33
Employment Agreement dated as of January 1, 2006 by and between the Company and Robert C. Becker (executed on August 2, 2006) (incorporated by reference to Exhibit 10.2 to the Company’s Quarterly Report on Form 10-Q for the quarter ended September 30, 2006).*

10.34
Letter Agreement dated as of October 7, 2008 by and between the Company and Robert C. Becker, which amended Mr. Becker’s Employment Agreement dated as of January 1, 2006 (incorporated by reference to Exhibit 10.32 to the Company’s Annual Report on Form 10-K for the year ended December 31, 2008).*

10.35
Amendment to Employment Agreement dated as of December 30, 2008 by and between the Company and Robert C. Becker, which amended Mr. Becker’s Employment Agreement dated as of January 1, 2006, as amended by the Letter Agreement dated as of October 7, 2008 (incorporated by reference to Exhibit 10.33 to the Company’s Annual Report on Form 10-K for the year ended December 31, 2008).*

10.36
Employment Agreement dated as of January 1, 2006 by and between the Company and Larry A. Potts (executed on August 2, 2006) (incorporated by reference to Exhibit 10.4 to the Company’s Quarterly Report on Form 10-Q for the quarter ended September 30, 2006).*

10.37
Letter Agreement dated as of October 2, 2008 by and between the Company and Larry A. Potts, which amended Mr. Potts’ Employment Agreement dated as of January 1, 2006 (incorporated by reference to Exhibit 10.36 to the Company’s Annual Report on Form 10-K for the year ended December 31, 2008).*

10.38
Amendment to Employment Agreement dated as of December 30, 2008 by and between the Company and Larry A. Potts, which amended Mr. Potts’ Employment Agreement dated as of January 1, 2006, as amended by the Letter Agreement dated as of October 2, 2008 (incorporated by reference to Exhibit 10.37 to the Company’s Annual Report on Form 10-K for the year ended December 31, 2008).*

10.39
Letter Agreement, dated as of September 28, 2011, by and between the Company and Larry A. Potts, which amended Mr. Potts’ Employment Agreement dated as of January 1, 2006, as amended by the Letter Agreement dated as of October 2, 2008 and the Amendment dated as of December 30, 2008 (incorporated by reference to Exhibit 10.2 to the Company’s Current Report on Form 8-K filed on October 3, 2011).*

10.40
Employment and Severance Benefits Agreement dated December 15, 2005 between the Company and Ira H. Raphaelson (incorporated by reference to Exhibit 10.22 to the Company’s Annual Report on Form 10-K for the fiscal year ended December 31, 2005).*

10.41
Letter Agreement dated as of August 2, 2006 by and between the Company and Ira H. Raphaelson, which amended Mr. Raphaelson’s Employment Agreement dated December 15, 2005 (effective as of February 1, 2006) (incorporated by reference to Exhibit 10.11 to the Company’s Quarterly Report on Form 10-Q for the quarter ended September 30, 2006).*

10.42
Letter Agreement dated as of October 6, 2008 by and between the Company and Ira H. Raphaelson, which amended Mr. Raphaelson’s Employment and Severance Benefits Agreement dated December 15, 2005, as amended by the Letter Agreement dated as of August 2, 2006 (incorporated by reference to Exhibit 10.45 to the Company’s Annual Report on Form 10-K for the year ended December 31, 2008).*

10.43
Amendment to Employment Agreement dated as of December 30, 2008 by and between the Company and Ira H. Raphaelson, which amended Mr. Raphaelson’s Employment and Severance Benefits Agreement dated December 15, 2005, as amended by the Letter Agreement dated as of August 2, 2006 and the Letter Agreement dated as of October 6, 2008 (incorporated by reference to Exhibit 10.46 to the Company’s Annual Report on Form 10-K for the year ended December 31, 2008).*

Exhibit Number	Description

10.44
Separation Agreement dated as of May 12, 2011, by and between the Company and Ira H. Raphaelson (incorporated by reference to Exhibit 10.1 to the Company’s Current Report on Form 8-K filed on May 13, 2011).*

10.45
Amendment to Separation Agreement, dated as of August 12, 2011, by and between Ira H. Raphaelson and the Company (incorporated by reference to Exhibit 10.2 to the Company’s Current Report on Form 8-K filed on August 18, 2011).*

10.46
Employment Agreement dated as of February 11, 2009 (effective as of January 1, 2009) by and between the Company and Stephen L. Gibbs (incorporated by reference to Exhibit 10.47 to the Company’s Annual Report on Form 10-K for the year ended December 31, 2008).*

10.47
Employment Agreement dated as of March 2, 2009 (effective April 1, 2009) by and between the Company and Jeff Lipkin (incorporated by reference to Exhibit 10.3 to the Company’s Current Report on Form 8-K filed on April 2, 2009).*

10.48
Employment Agreement dated as of August 8, 2005 by and between the Company and Steven W. Beason (incorporated by reference to Exhibit 10.56 to the Company’s Annual Report on Form 10-K for the year ended December 31, 2009).*

10.49
Employment Inducement Stock Option Grant Agreement dated August 8, 2005 between the Company and Steven W. Beason (incorporated by reference to Exhibit 10.1 to the Company’s Quarterly Report on Form 10-Q for the quarter ended September 30, 2005).*

10.50
Letter Agreement dated as of August 30, 2007 by and between the Company and Steven W. Beason, which amended Mr. Beason’s Employment Agreement dated August 8, 2005 (incorporated by reference to Exhibit 10.57 to the Company’s Annual Report on Form 10-K for the year ended December 31, 2009).*

10.51
Letter Agreement dated as of June 17, 2008 by and between the Company and Steven W. Beason, which amended Mr. Beason’s Employment Agreement dated as of August 8, 2005, as amended by the Letter Agreement dated as of August 30, 2007 (incorporated by reference to Exhibit 10.58 to the Company’s Annual Report on Form 10-K for the year ended December 31, 2009).*

10.52
Amendment to Employment Agreement dated as of December 30, 2008 by and between the Company and Steven W. Beason, which amended Mr. Beason’s Employment Agreement dated as of August 8, 2005, as amended by the Letter Agreement dated as of August 30, 2007 and the Letter Agreement dated as of June 17, 2008 (incorporated by reference to Exhibit 10.59 to the Company’s Annual Report on Form 10-K for the year ended December 31, 2009).*

10.53
Letter Agreement, dated as of June 29, 2011, by and between the Company and Steven W. Beason, which amended Mr. Beason’s Employment Agreement dated as of August 8, 2005, as amended by the Letter Agreement dated as of August 30, 2007, the Letter Agreement dated as of June 17, 2008 and the Amendment dated as of December 30, 2008 (incorporated by reference to Exhibit 10.3 to the Company’s Current Report on Form 8-K filed on October 3, 2011).*

10.54
Employment Agreement dated as of November 29, 2010 by and between the Company and David L. Kennedy (incorporated by reference to Exhibit 10.3 to the Company’s Current Report on Form 8-K filed on December 3, 2010).*

10.55
Employment Agreement dated as of May 13, 2008 (effective as of July 1, 2008) by and between The Global Draw Ltd and Stephen Frater (incorporated by reference to Exhibit 10.51 to the Company’s Annual Report on Form 10-K for the fiscal year ended December 31, 2010).*

Exhibit Number	Description
10.56
Letter Agreement dated as of June 22, 2010 by and between The Global Draw Ltd and Stephen Frater, which amended Mr. Frater’s Employment Agreement dated as of July 1, 2008 (incorporated by reference to Exhibit 10.52 to the Company’s Annual Report on Form 10-K for the fiscal year ended December 31, 2010).*

10.57
Employment Agreement dated as of December 11, 2006 (effective as of January 1, 2007) by and between Scientific Games International, Inc. and James C. Kennedy (incorporated by reference to Exhibit 10.53 to the Company’s Annual Report on Form 10-K for the fiscal year ended December 31, 2010).*

10.58
Amendment to Employment Agreement dated as of December 30, 2008 by and between Scientific Games Corporation and James C. Kennedy, which amended Mr. Kennedy’s Employment Agreement dated as of January 1, 2007 (incorporated by reference to Exhibit 10.54 to the Company’s Annual Report on Form 10-K for the fiscal year ended December 31, 2010).*

10.59
Letter Agreement dated as of May 7, 2009 by and between Scientific Games International, Inc. and James C. Kennedy, which amended Mr. Kennedy’s Employment Agreement dated as of January 1, 2007, as amended by the Amendment dated as of December 30, 2008 (incorporated by reference to Exhibit 10.55 to the Company’s Annual Report on Form 10-K for the fiscal year ended December 31, 2010).*

10.60
Employment Agreement dated as of December 22, 2010 by and between Scientific Games International, Inc. and William J. Huntley (incorporated by reference to Exhibit 10.56 to the Company’s Annual Report on Form 10-K for the fiscal year ended December 31, 2010).*

10.61
Employment Agreement dated as of December 22, 2010 by and between Scientific Games International, Inc. and James B. Trask (incorporated by reference to Exhibit 10.57 to the Company’s Annual Report on Form 10-K for the fiscal year ended December 31, 2010).*

10.62
Employment Agreement made as of August 1, 2011 by and between the Company and Jeffrey Johnson (incorporated by reference to Exhibit 10.1 to the Company’s Current Report on Form 8-K filed on July 26, 2011).*

10.63
Employment Agreement dated as of September 29, 2011, by and between the Company and Grier C. Raclin (incorporated by reference to Exhibit 10.1 to the Company’s Current Report on Form 8-K filed on October 3, 2011).*

10.64
Form of Inducement Equity Award Agreement between the Company and Grier C. Raclin (incorporated by reference to Exhibit 4.1 to the Company’s Registration Statement on Form S-8 filed on October 3, 2011).*

12	Computation of Ratio of Earnings to Fixed Charges.(†)

21	List of Subsidiaries.(†)

23.1	Consent of Deloitte & Touche LLP, Independent Registered Public Accounting Firm.(†)

23.2	Consent of Reconta Ernst & Young S.p.A., Independent Registered Public Accounting Firm.(†)

23.3	Consent of Reconta Ernst & Young S.p.A., Independent Registered Public Accounting Firm.(††)

23.4	Consent of Ernst & Young Hua Ming, Independent Registered Public Accounting Firm.(††)

23.5	Consent of KPMG Huazhen, Independent Auditors.(††)

Exhibit Number	Description
31.1	Certification of Chief Executive Officer pursuant to Rule 13a-14(a) under the Securities Exchange Act of 1934.(††)

31.2	Certification of Chief Financial Officer pursuant to Rule 13a-14(a) under the Securities Exchange Act of 1934.(††)

32.1	Certification of Chief Executive Officer pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes‑Oxley Act of 2002.(††)

32.2	Certification of Chief Financial Officer pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes‑Oxley Act of 2002.(††)
99.1	Report of Reconta Ernst & Young S.p.A., Independent Registered Public Accounting Firm.(†)

99.2	Financial Statements of Lotterie Nazionali S.r.l.(†)

99.3	Report of Reconta Ernst & Young S.p.A., Independent Registered Public Accounting Firm.(††)

99.4	Financial Statements of Consorzio Lotterie Nazionali.(††)

99.5	Report of Ernst & Young Hua Ming, Independent Registered Public Accounting Firm, and Financial Statements of Beijing CITIC Scientific Games Technology Co., Ltd.(††)

99.6	Report of KPMG Huazhen, Independent Auditors, and Financial Statements of Beijing Guard Libang Technology Co., Ltd.(††)

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

(†)     Previously filed with the Company’s Annual Report on Form 10-K for the year ended December 31, 2011, which was filed with the Securities and Exchange Commission on February 29, 2012.

(††)     Filed herewith.