Form 10-Q
period 2012-06-30
SCIENTIFIC GAMES CORP
filed 2012-08-08
CIK 750004

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D. C. 20549

FORM 10-Q

{Mark One}

☒ QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended June 30, 2012

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

The registrant has the following number of shares outstanding of each of the registrant’s classes of common stock as of August 3, 2012:

Class A Common Stock: 91,502,855
Class B Common Stock: None

SCIENTIFIC GAMES CORPORATION AND SUBSIDIARIES
INDEX TO FINANCIAL INFORMATION
AND OTHER INFORMATION
THREE MONTHS ENDED JUNE 30, 2012

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

PART I. FINANCIAL INFORMATION
Item 1. Financial Statements

SCIENTIFIC GAMES CORPORATION AND SUBSIDIARIES
CONSOLIDATED BALANCE SHEETS

(in thousands, except per share amounts)

	June 30, 2012(Unaudited)	December 31, 2011
ASSETS
Current assets:
Cash and cash equivalents	$112,431	$104,402
Accounts receivable, net of allowance for doubtful accounts of $7,287 and $4,782 as of June 30, 2012 and December 31, 2011, respectively	166,882	182,467
Inventories	83,584	79,742
Deferred income taxes, current portion	4,862	4,697
Prepaid expenses, deposits and other current assets	38,102	35,805
Total current assets	405,861	407,113
Property and equipment, at cost	806,817	788,529
Less: accumulated depreciation	(404,281)	(362,041)
Net property and equipment	402,536	426,488
Goodwill	777,738	768,782
Intangible assets, net	87,025	86,859
Equity investments	309,418	340,494
Other assets	140,772	132,629
Total assets	$2,123,350	$2,162,365
LIABILITIES AND STOCKHOLDERS’ EQUITY
Current liabilities:
Debt payments due within one year	$14,783	$26,191
Accounts payable	57,832	66,221
Accrued liabilities	134,744	145,135
Total current liabilities	207,359	237,547
Deferred income taxes	57,663	56,264
Long-term debt, excluding current installments	1,354,920	1,364,476
Other long-term liabilities	62,355	60,364
Total liabilities	1,682,297	1,718,651
Commitments and contingencies
Stockholders’ equity:
Class A common stock, par value $0.01 per share, 199,300 shares authorized, 98,576 and 98,181 shares issued and 92,602 and 92,433 shares outstanding as of June 30, 2012 and December 31, 2011, respectively	986	982
Additional paid-in capital	706,037	693,600
Accumulated loss	(154,361)	(143,591)
Treasury stock, at cost, 5,974 and 5,749 shares held as of June 30, 2012 and December 31, 2011, respectively	(76,355)	(74,460)
Accumulated other comprehensive loss	(35,254)	(32,817)
Total stockholders’ equity	441,053	443,714
Total liabilities and stockholders’ equity	$2,123,350	$2,162,365

See accompanying notes to consolidated financial statements

SCIENTIFIC GAMES CORPORATION AND SUBSIDIARIES
CONSOLIDATED STATEMENTS OF OPERATIONS AND COMPREHENSIVE INCOME

(Unaudited, in thousands, except per share amounts)

	Three Months Ended
	June 30,
	2012	2011
Revenue:
Instant tickets	$119,627	$130,419
Services	88,635	82,096
Sales	21,045	7,733
Total revenue	229,307	220,248
Operating expenses:
Cost of instant tickets (1)	68,420	72,133
Cost of services (1)	45,273	41,460
Cost of sales (1)	14,238	5,361
Selling, general and administrative	47,171	43,426
Employee termination and restructuring	6,046	—
Depreciation and amortization	39,086	29,004
Operating income	9,073	28,864
Other (income) expense:
Interest expense	24,185	26,409
Earnings from equity investments	(6,915)	(9,224)
Other	1,108	(876)
	18,378	16,309
Net (loss) income before income taxes	(9,305)	12,555
Income tax expense	3,284	5,536
Net (loss) income	$(12,589)	$7,019

Other comprehensive (loss) income:
Foreign currency translation (loss) gain	(29,811)	13,371
Pension and post-retirement benefits gain (loss), net of tax	229	(29)
Derivative financial instruments (loss) gain, net of tax	(317)	462
Foreign currency forward contracts gain	2,040	—
Other comprehensive (loss) income	(27,859)	13,804
Comprehensive (loss) income	$(40,448)	$20,823

Basic and diluted net (loss) income per share:
Basic	$(0.14)	$0.08
Diluted	$(0.14)	$0.08

Weighted average number of shares used in per share calculations:
Basic shares	92,767	92,069
Diluted shares	92,767	92,565

(1) Exclusive of depreciation and amortization.

See accompanying notes to consolidated financial statements

SCIENTIFIC GAMES CORPORATION AND SUBSIDIARIES
CONSOLIDATED STATEMENTS OF OPERATIONS AND COMPREHENSIVE INCOME

(Unaudited, in thousands, except per share amounts)

	Six Months Ended
	June 30,
	2012	2011
Revenue:
Instant tickets	$242,951	$244,279
Services	178,921	155,843
Sales	42,010	16,782
Total revenue	463,882	416,904
Operating expenses:
Cost of instant tickets (1)	138,383	139,366
Cost of services (1)	91,132	80,382
Cost of sales (1)	31,165	11,051
Selling, general and administrative	93,343	82,980
Employee termination and restructuring	8,921	—
Depreciation and amortization	69,604	59,908
Operating income	31,334	43,217
Other (income) expense:
Interest expense	49,083	52,864
Earnings from equity investments	(15,760)	(18,574)
Other	630	(1,870)
	33,953	32,420
Net (loss) income before income taxes	(2,619)	10,797
Income tax expense	8,151	10,710
Net (loss) income	$(10,770)	$87

Other comprehensive (loss) income:
Foreign currency translation (loss) gain	(3,795)	48,450
Pension and post-retirement benefits (loss), net of tax	(142)	(488)
Derivative financial instruments (loss) gain, net of tax	(197)	912
Foreign currency forward contracts gain	1,697	—
Other comprehensive (loss) income	(2,437)	48,874
Comprehensive (loss) income	$(13,207)	$48,961

Basic and diluted net (loss) income per share:
Basic	$(0.12)	$0.00
Diluted	$(0.12)	$0.00

Weighted average number of shares used in per share calculations:
Basic shares	92,625	91,978
Diluted shares	92,625	92,518

SCIENTIFIC GAMES CORPORATION AND SUBSIDIARIES
CONSOLIDATED STATEMENTS OF CASH FLOWS

(Unaudited, in thousands, except per share amounts)

	Six Months Ended
	June 30,
	2012	2011
Cash flows from operating activities:
Net (loss) income	$(10,770)	$87
Adjustments to reconcile net (loss) income to net cash provided by operating activities:
Depreciation and amortization	69,604	59,908
Change in deferred income taxes	513	768
Stock-based compensation	11,622	9,702
Non-cash interest expense	4,006	4,107
Earnings from equity investments	(15,760)	(18,574)
Distributed earnings from equity investments	26,179	28,760
Changes in current assets and liabilities, net of effects of acquisitions
Accounts receivable	20,794	13,664
Inventories	(5,686)	191
Accounts payable	(9,876)	(8,587)
Accrued liabilities	(9,118)	1,052
Other current assets and liabilities	2,326	6,297
Other	(478)	208
Net cash provided by operating activities	83,356	97,583

Cash flows from investing activities:
Capital expenditures	(4,311)	(3,613)
Lottery and gaming systems expenditures	(19,356)	(22,191)
Other intangible assets and software expenditures	(26,701)	(18,372)
Equity method investments	—	(40,066)
Distributions of capital on equity investments	18,404	6,267
Business acquisitions, net of cash acquired	(12,991)	—
Change in other assets and liabilities, net	(1,437)	(9,323)
Net cash used in investing activities	(46,392)	(87,298)

Cash flows from financing activities:
Proceeds from issuance of long-term debt	11,316	—
Payments on long-term debt	(32,572)	(4,661)
Payments of financing fees	(57)	(2,623)
Purchases of treasury stock	(1,895)	—
Net redemptions of common stock under stock-based compensation plans	(3,595)	(1,353)
Net cash used in financing activities	(26,803)	(8,637)
Effect of exchange rate changes on cash and cash equivalents	(2,132)	1,327
Increase in cash and cash equivalents	8,029	2,975
Cash and cash equivalents, beginning of period	104,402	124,281
Cash and cash equivalents, end of period	$112,431	$127,256

See accompanying notes to consolidated financial statements

SCIENTIFIC GAMES CORPORATION AND SUBSIDIARIES
CONSOLIDATED STATEMENTS OF CASH FLOWS

(Unaudited, in thousands, except per share amounts)

Non-cash investing and financing activities

For the six months ended June 30, 2012 and 2011

On June 8, 2012, we acquired the equity interests of SG Provoloto, S. de R.L. de C.V. ("Provoloto") for approximately $9,720 (subject to certain adjustments), including an estimated earn-out payable to the sellers of approximately $2,000 contingent on the future performance of the acquired business. The acquisition is described in Note 14 to the Consolidated Financial Statements in this Quarterly Report on Form 10-Q.
During the six months ended June 30, 2011, we contributed approximately $37,000 to International Terminal Leasing (“ITL”), including a non-cash investment of $8,200. Our investment in ITL is described in Note 16 to the Consolidated Financial Statements in our 2011 Annual Report on Form 10-K. As of June 30, 2012, our total investment in ITL was $25,949.

SCIENTIFIC GAMES CORPORATION AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(Unaudited, in thousands, except per share amounts)

Notes to Consolidated Financial Statements

(1) Consolidated Financial Statements

Basis of Presentation

The Consolidated Balance Sheets as of June 30, 2012 and December 31, 2011, the Consolidated Statements of Operations and Comprehensive Income for the three and six months ended June 30, 2012 and 2011 and the Consolidated Statements of Cash Flows for the six months ended June 30, 2012 and 2011 have been prepared by Scientific Games Corporation and are unaudited. When used in these notes, the terms “we,” “us,” “our” and the “Company” refer to Scientific Games Corporation and all entities included in our consolidated financial statements unless otherwise specified or the context otherwise indicates. In the opinion of management, all adjustments necessary to present fairly our consolidated financial position as of June 30, 2012, our results of operations and comprehensive income for the three and six months ended June 30, 2012 and 2011, and our cash flows for the six months ended June 30, 2012 and 2011 have been made. Such adjustments are of a normal, recurring nature.

Certain information and footnote disclosures normally included in consolidated financial statements prepared in accordance with accounting principles generally accepted in the United States of America have been condensed or omitted. These consolidated financial statements should be read in conjunction with the consolidated financial statements and notes thereto included in our 2011 Annual Report on Form 10-K. The results of operations for the three and six months ended June 30, 2012 are not necessarily indicative of the results of operations for the full year.

Significant Accounting Policies

We describe our significant accounting policies in Note 1 of the Notes to Consolidated Financial Statements in our 2011 Annual Report on Form 10-K. There have been no changes to our significant accounting policies during the period ended June 30, 2012, except as discussed below.
In May 2011, the Financial Accounting Standards Board ("FASB") issued guidance to clarify the intent of the application of existing fair value measurement and disclosure requirements and amend certain requirements for measuring fair value or for disclosing information about fair value measurements. The guidance limits the highest-and-best-use measure to nonfinancial assets, permits certain financial assets and liabilities with offsetting positions in market or counterparty credit risks to be measured at a net basis, and provides guidance on the applicability of premiums and discounts in fair value measurement. Additionally, for fair value measurements categorized within Level 3 of the fair value hierarchy, the new guidance clarifies that quantitative disclosure about unobservable inputs should be disclosed and requires a description of the valuation processes and the sensitivity of the fair value measurements to changes in unobservable inputs and the interrelationships between those inputs. We adopted the guidance on January 1, 2012. The adoption did not have a material impact on our financial statements.
In June 2011, the FASB issued guidance on presentation of comprehensive income. The guidance eliminates the option to report other comprehensive income and its components in the statement of stockholders' equity. Instead, an entity is required to present net income and other comprehensive income either in one continuous statement or in two separate but consecutive statements. The guidance also requires presentation of reclassification adjustments from other comprehensive income to net income on the face of the financial statements. However, the effective date pertaining to this requirement was deferred by an update issued by the FASB in December 2011. We adopted the guidance on January 1, 2012.
In September 2011, the FASB issued guidance on testing goodwill for impairment. The guidance provides an entity with the option to first perform a qualitative assessment to determine whether it is more likely than not that the fair value of a reporting unit is less than its carrying amount. If an entity determines that this is the case, it is required to perform the currently prescribed two-step goodwill impairment test to identify potential goodwill impairment and measure the amount of goodwill impairment loss to be recognized for that reporting unit (if any). If an entity determines the fair value of a reporting unit is greater than its carrying amount, then the two-step goodwill impairment test is not required. We adopted the guidance on January 1, 2012, and will apply the guidance in our next annual goodwill impairment evaluation.
In July 2012, the FASB issued guidance on testing indefinite-lived intangible assets, other than goodwill, for impairment. The guidance is effective for fiscal years beginning after September 15, 2012 and early adoption is permitted. The guidance provides an entity with the option to first perform a qualitative assessment to determine whether it is more likely than not that the indefinite-lived intangible asset is impaired.

If, after assessing the totality of events and circumstances, an entity concludes that it is not more likely than not that the indefinite-lived intangible asset is impaired, then the entity is not required to take further action. However, if an entity concludes otherwise, then it is required to perform the currently prescribed quantitative impairment test by comparing the fair value of the asset with the carrying amount. We adopted the guidance on July 1, 2012, and will apply the guidance in our next annual indefinite-lived intangible asset impairment evaluation.
Our policy is to periodically review the estimated useful lives of our fixed assets. Our review during the three months ended June 30, 2012 indicated lower estimated useful lives for our gaming terminals deployed to our U.K. licensed betting office ("LBO") customers relative to historical estimates due to changes in the replacement cycle of these terminals. As a result, effective April 1, 2012, we revised the estimated useful lives of our gaming terminals currently deployed to our LBO customers. This change increased depreciation expense for the three months ended June 30, 2012 but was not material to our consolidated financial position or results of operations as of and for the three and six months ended June 30, 2012.

Basic and Diluted Net Income (Loss) Per Share

The following represents a reconciliation of the numerator and denominator used in computing basic and diluted net (loss) income per share available to common stockholders for the three and six months ended June 30, 2012 and 2011:

	Three Months Ended		Six Months Ended
	June 30,		June 30,
	2012	2011	2012	2011
Income (numerator)
Net (loss) income	$(12,589)	$7,019	$(10,770)	$87
Shares (denominator)
Weighted average basic common shares outstanding	92,767	92,069	92,625	91,978
Effect of dilutive securities-stock rights	—	496	—	540
Weighted average diluted common shares outstanding	92,767	92,565	92,625	92,518
Basic and diluted per share amounts
Basic net (loss) income per share	$(0.14)	$0.08	$(0.12)	$0.00
Diluted net (loss) income per share	$(0.14)	$0.08	$(0.12)	$0.00

The weighted-average diluted common shares outstanding for the three and six months ended June 30, 2012 excludes the effect of approximately 5,913 and 4,308 weighted-average stock rights outstanding, respectively, because their effect would be anti-dilutive. There were no dilutive stock rights for the three and six months ended June 30, 2012 due to the net loss reported for the periods. The weighted-average diluted common shares outstanding for the three and six months ended June 30, 2011 excludes the effect of approximately 7,967 and 7,690 weighted-average stock rights outstanding, respectively, because their effect would be anti-dilutive.

(2) Reportable Segment Information
We report our operations in three business segments: Printed Products; Lottery Systems and Gaming.
    The following tables set forth financial information for the three and six months ended June 30, 2012 and 2011 by reportable segments. Corporate expenses and corporate depreciation and amortization are not allocated to the reportable segments and are presented as unallocated corporate expenses.

	Three Months Ended June 30, 2012
	Printed Products	Lottery Systems	Gaming	Total
Revenue:
Instant tickets	$119,627	$—	$—	$119,627
Services	—	51,114	37,521	88,635
Sales	3,082	13,506	4,457	21,045
Total revenue	122,709	64,620	41,978	229,307
Cost of instant tickets (1)	68,420	—	—	68,420
Cost of services (1)	—	26,963	18,310	45,273
Cost of sales (1)	1,991	8,729	3,518	14,238
Selling, general and administrative	11,844	6,198	7,878	25,920
Employee termination and restructuring	4,507	—	1,539	6,046
Depreciation and amortization	12,813	12,278	13,845	38,936
Segment operating income (loss)	$23,134	$10,452	$(3,112)	$30,474
Unallocated corporate expenses				(21,401)
Consolidated operating income				$9,073

(1) Exclusive of depreciation and amortization.

	Three Months Ended June 30, 2011
	Printed Products	Lottery Systems	Gaming	Total
Revenue:
Instant tickets	$130,419	$—	$—	$130,419
Services	—	51,196	30,900	82,096
Sales	2,087	5,634	12	7,733
Total revenue	132,506	56,830	30,912	220,248
Cost of instant tickets (1)	72,133	—	—	72,133
Cost of services (1)	—	26,220	15,240	41,460
Cost of sales (1)	1,238	4,123	—	5,361
Selling, general and administrative	13,112	5,524	3,636	22,272
Depreciation and amortization	8,208	11,879	8,789	28,876
Segment operating income	$37,815	$9,084	$3,247	$50,146
Unallocated corporate expenses				(21,282)
Consolidated operating income				$28,864

(1) Exclusive of depreciation and amortization.

	Six Months Ended June 30, 2012
	Printed Products	Lottery Systems	Gaming	Total
Revenue:
Instant tickets	$242,951	$—	$—	$242,951
Services	—	104,120	74,801	178,921
Sales	5,245	24,977	11,788	42,010
Total revenue	248,196	129,097	86,589	463,882
Cost of instant tickets (1)	138,383	—	—	138,383
Cost of services (1)	—	56,322	34,810	91,132
Cost of sales (1)	3,401	16,684	11,080	31,165
Selling, general and administrative	22,859	13,251	13,986	50,096
Employee termination and restructuring	4,507	—	4,414	8,921
Depreciation and amortization	20,816	24,076	24,413	69,305
Segment operating income (loss)	$58,230	$18,764	$(2,114)	$74,880
Unallocated corporate expenses				(43,546)
Consolidated operating income				$31,334

(1) Exclusive of depreciation and amortization.

	Six Months Ended June 30, 2011
	Printed Products	Lottery Systems	Gaming	Total
Revenue:
Instant tickets	$244,279	$—	$—	$244,279
Services	—	100,412	55,431	155,843
Sales	3,857	12,807	118	16,782
Total revenue	248,136	113,219	55,549	416,904
Cost of instant tickets (1)	139,366	—	—	139,366
Cost of services (1)	—	52,188	28,194	80,382
Cost of sales (1)	2,244	8,772	35	11,051
Selling, general and administrative	23,492	9,796	6,562	39,850
Depreciation and amortization	16,568	23,246	19,837	59,651
Segment operating income	$66,466	$19,217	$921	$86,604
Unallocated corporate expenses				(43,387)
Consolidated operating income				$43,217

(1) Exclusive of depreciation and amortization.

The following table provides a reconciliation of reportable segment operating income to net (loss) income before income taxes for each period:

	Three Months Ended		Six Months Ended
	June 30,		June 30,
	2012	2011	2012	2011
Reported segment operating income	$30,474	$50,146	$74,880	$86,604
Unallocated corporate expenses	(21,401)	(21,282)	(43,546)	(43,387)
Consolidated operating income	9,073	28,864	31,334	43,217
Interest expense	24,185	26,409	49,083	52,864
Earnings from equity investments	(6,915)	(9,224)	(15,760)	(18,574)
Other	1,108	(876)	630	(1,870)
Net (loss) income before income taxes	$(9,305)	$12,555	$(2,619)	$10,797

In evaluating financial performance, we focus on operating income as a segment’s measure of profit or loss. Segment operating income is income before unallocated corporate expenses, interest expense, earnings from equity investments, other income (expense) and income taxes. The accounting policies of the reportable segments are the same as those described in our summary of significant accounting policies.

(3) Equity Method Investments

Our equity method investments are described in Note 16 of the Notes to Consolidated Financial Statements of our 2011 Annual Report on Form 10-K.
On January 21, 2010, we entered into a joint venture with Playtech Services (Cyprus) Limited (“Playtech”), a subsidiary of Playtech Limited, in which we and Playtech each had a 50% interest in two entities, Sciplay International S.a.r.l. and Sciplay (Luxembourg) S.a.r.l. (collectively “Sciplay”). Sciplay focuses on providing end-to-end offerings of products and services that enable lotteries and certain other gaming operators to offer internet gaming solutions in a manner that is consistent with applicable regulatory regimes. On January 23, 2012, we entered into an agreement with Playtech that restructured this strategic relationship from a joint venture arrangement to a license arrangement. Under the agreement, Playtech will license its internet gaming software to us on a non-exclusive basis for use by certain categories of our current and prospective customers, including U.S. casinos and lotteries worldwide. As part of the restructuring the Sciplay-related entities became wholly owned subsidiaries of Scientific Games. The impact on our consolidated balance sheet and consolidated results of operations and comprehensive income as of and for the three and six months ended June 30, 2012 was not material.
The condensed combined summary financial information for the six months ended June 30, 2012 and 2011 presented below represents 100% of the financial results of all of our equity method investees owned during the periods indicated.

	Six Months Ended
	June 30,
	2012	2011
Revenue	$494,400	$461,983
Revenue less cost of revenue	226,736	250,775
Net Income	67,030	74,067

(4) Inventories

Inventories consist of the following:

	June 30, 2012	December 31, 2011

Parts and work-in-process	$34,403	$35,444
Finished goods	49,181	44,298
	$83,584	$79,742

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
The Credit Agreement provides for a $250,000 senior secured revolving credit facility and senior secured term loan credit facilities under which $562,625 of term loan borrowings were outstanding as of June 30, 2012, including an unamortized discount of $245. As of June 30, 2012, there were $37,687 in outstanding letters of credit and $212,313 available for borrowing or additional letter of credit issuances under the revolving credit facility. Amounts under the revolving credit facility may be borrowed, repaid and re-borrowed by SGI from time to time until maturity. Voluntary prepayments and commitment reductions under the Credit Agreement are permitted at any time in whole or in part, without premium or penalty (other than break-funding costs), upon proper notice and subject to a minimum dollar requirement. Pursuant to the August 2011 amendment to the Credit Agreement, the scheduled maturity date of the revolving credit facility commitments and the outstanding term loans was extended from June 9, 2013 to June 30, 2015.
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
We were in compliance with the covenants under the Credit Agreement as of June 30, 2012.
In February 2012, we refinanced the approximately $16,400 of revolving credit facility and term loan commitments that were not extended in connection with the August 2011 amendment and extended the maturity dates of these commitments to June 30, 2015. In connection with the refinancing, we paid $57 of fees and expenses to the new lenders.

Outstanding Debt
As of June 30, 2012, our total debt was comprised principally of $562,625 outstanding under our term loan facilities under the Credit Agreement, including an unamortized discount of $245, $345,714 in aggregate principal amount of SGI's 9.25% senior subordinated notes due 2019 (the “2019 Notes”), including an unamortized discount of $4,286, $200,000 in aggregate principal amount of SGI's 7.875% senior subordinated notes due 2016 (the “2016 Notes”), $250,000 in aggregate principal amount of the Company's 8.125% senior subordinated notes due 2018 (the “2018 Notes”) and loans denominated in Chinese Renminbi Yuan (“RMB”) totaling RMB 71,312 (the "China Loans").
In the first quarter of 2012, we repaid RMB 12,500 in aggregate principal amount of a China Loan and the outstanding letter of credit in support of this debt was reduced by $1,000. In the second quarter of 2012, we repaid the remaining RMB 166,000 in aggregate principal amount of this China Loan and the outstanding letter of credit of $28,200 in support of this debt was returned.
In May 2012, we entered into a new RMB 60,000 lending facility with a Chinese bank under which we have borrowed RMB 21,312 as of June 30, 2012. The facility requires graduated semi-annual principal payments through November 2014. In June 2012, we entered into a one-year RMB 50,000 term loan with another Chinese bank. A letter of credit in the amount of $6,500 was issued to support this term loan.

(6) Derivative Financial Instruments

In January 2012, we entered into foreign currency forward contracts with an aggregate notional amount of €23,500 to hedge a portion of the net investment in one of our subsidiaries that is denominated in Euros. The forward contracts provided for the sale of Euros for U.S. dollars at a weighted average exchange rate of 1.3194 with scheduled delivery between April and December 2012. In April 2012, a portion of the forward contracts settled and was replaced with new forward contracts to maintain the €23,500 aggregate notional amount. In June 2012, a portion of the remaining forward contracts settled and was not replaced. The remaining forward contract has a notional amount of €5,000 and provides for the sale of Euros for U.S. dollars at an exchange rate of 1.3225. We have designated the forward contracts as qualified hedges in accordance with Accounting Standards Codification (“ASC”) 815, Derivatives and Hedging. The fair value of the forward contracts, and subsequent changes to the fair value, are recorded on the Consolidated Balance Sheet in "accrued liabilities" or "other assets", depending on the position of the forward contract, and in "accumulated other comprehensive loss" and are recorded on the Consolidated Statement of Operations and Comprehensive Income in "other comprehensive (loss) income". During the three and six months ended June 30, 2012, we recorded a gain associated with the forward contracts of approximately $2,040 and $1,697, respectively, in "other comprehensive (loss) income".

In accordance with ASC 323, Investments - Equity Method and Joint Ventures, we record our share of a derivative instrument held by Lotterie Nazionali S.r.l., the operator of the Gratta e Vinci instant ticket lottery in Italy ("LNS") in which we have a 20% equity investment. Changes in the fair value of the derivative instrument are recorded by LNS within Other comprehensive income in LNS' statement of comprehensive income. During the three and six months ended June 30, 2012, we recorded a loss, net of tax, associated with our share of this derivative instrument of $317 and $197, respectively, in "other comprehensive (loss) income" on our Consolidated Statement of Operations and Comprehensive Income and in "other assets" on our Consolidated Balance Sheet as of June 30, 2012.

(7) Intangible Assets and Goodwill

Subsequent to the filing of our 2011 Annual Report on Form 10-K, we adjusted the estimated fair values of certain of the assets acquired as part of our acquisition of Barcrest Group Limited ("Barcrest") on September 23, 2011 to reflect new information obtained about facts and circumstances that existed as of the acquisition date that, if known, would have affected the amounts recognized as of that date. The adjustments resulted in an increase in goodwill of approximately $2,400, a decrease in inventory of approximately $2,000 and an increase in current liabilities of approximately of $400. We have applied the adjustment retrospectively to the Consolidated Balance Sheet as of December 31, 2011.

The following presents certain information regarding our intangible assets as of June 30, 2012 and December 31, 2011. Amortizable intangible assets are being amortized on a straight-line basis over their estimated useful lives with no estimated residual values.

Intangible Assets	Gross Carrying Amount	Accumulated Amortization	Net Balance
Balance as of June 30, 2012
Amortizable intangible assets:
Patents	$13,379	$5,686	$7,693
Customer lists	40,160	22,464	17,696
Licenses	80,689	61,398	19,291
Intellectual property	23,546	18,895	4,651
Lottery contracts	1,500	1,246	254
Non-compete	235	7	228
	159,509	109,696	49,813
Non-amortizable intangible assets:
Trade name	39,330	2,118	37,212
Total intangible assets	$198,839	$111,814	$87,025
Balance as of December 31, 2011
Amortizable intangible assets:
Patents	$12,941	$5,260	$7,681
Customer lists	35,742	20,511	15,231
Licenses	78,556	56,706	21,850
Intellectual property	23,335	18,102	5,233
Lottery contracts	1,500	1,195	305
Non-compete	—	—	—
	152,074	101,774	50,300
Non-amortizable intangible assets:
Trade name	38,677	2,118	36,559
Total intangible assets	$190,751	$103,892	$86,859

The intangible amortization expense for the three and six months ended June 30, 2012 was approximately $4,400 and $8,400, respectively. The intangible amortization expense for the three and six months ended June 30, 2011 was approximately $3,700 and $7,500, respectively.

The table below reconciles the change in the carrying amount of goodwill, by reporting segment, from December 31, 2011 to June 30, 2012. For the six months ended June 30, 2012, we recorded an increase in goodwill of approximately $8,600 as a result of acquisitions and an increase of approximately $300 as a result of foreign currency translation.

Goodwill	Printed Products	Lottery Systems	Gaming	Totals
Balance as of December 31, 2011	$334,120	$186,620	$248,042	$768,782
Adjustments	4,863	(1,956)	6,049	8,956
Balance as of June 30, 2012	$338,983	$184,664	$254,091	$777,738

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

The following table sets forth the combined amount of net periodic benefit cost recognized for the three and six months ended June 30, 2012 and 2011:

	Three Months Ended		Six Months Ended
	June 30,		June 30,
	2012	2011	2012	2011
Components of net periodic pension benefit cost:
Service cost	$568	$462	$1,136	$923
Interest cost	1,147	1,173	2,294	2,347
Expected return on plan assets	(1,227)	(1,162)	(2,454)	(2,324)
Amortization of actuarial gains	251	95	502	189
Amortization of prior service costs	(19)	(3)	(38)	(5)
Net periodic cost	$720	$565	$1,440	$1,130

We have a 401(k) plan for U.S.-based employees. We contribute $37.5 cents on the dollar for the first 6% of participant contributions for a match of up to 2.25% of eligible compensation.

(9) Income Taxes
The effective tax rates of (35.3)% and 44.1%, respectively, for the three months ended June 30, 2012 and 2011 and the effective tax rates of (311.2)% and 99.2%, respectively, for the six months ended June 30, 2012 and 2011 were determined using an estimated annual effective tax rate and after considering any discrete items for such periods. Due to a valuation allowance against our U.S. deferred tax assets, the effective tax rate for the three and six months ended June 30, 2012 and 2011 does not include the benefit of the current year U.S. tax loss. Income tax expense for the three and six months ended June 30, 2012 and 2011 is primarily due to income tax expense in foreign jurisdictions.

(10) Stockholders’ Equity

The following table sets forth the change in the number of shares of our Class A common stock outstanding during the six months ended June 30, 2012 and during the fiscal year ended December 31, 2011:

	Six Months Ended	Twelve Months Ended
	June 30, 2012	December 31, 2011
Shares outstanding as of beginning of period	92,433	91,725
Shares issued as part of equity-based compensation plans and the Employee Stock Purchase Plan (“ESPP”), net of RSUs surrendered	394	708
Shares repurchased into treasury stock	(225)	—
Shares outstanding as of end of period	92,602	92,433

During the six months ended June 30, 2012, the Company repurchased 225 shares under its previously announced repurchase program for approximately $1,900. As of August 3, 2012, the Company has repurchased 1,336 shares for approximately $11,139 during 2012.

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
Options granted over the last several years have generally been exercisable in four or five equal installments beginning on the first anniversary of the date of grant with a maximum term of ten years. RSUs typically vest in four or five equal installments beginning on the first anniversary of the date of grant or when certain performance targets are met. There are 13,500 shares of common stock authorized for awards under our 2003 Incentive Compensation Plan (the “Plan”) plus available shares from a preexisting equity-based compensation plan, which plans were approved by our stockholders. We also have outstanding stock options granted as part of inducement stock option awards that were not approved by stockholders, as permitted by applicable stock exchange rules. We record compensation expense for all stock options and RSUs based on the fair value of the award at the grant date.
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
Stock Options

A summary of the changes in stock options outstanding during the six months ended June 30, 2012 is presented below:

	Number of Options	Weighted Average Remaining Contract Term (Years)	Weighted Average Exercise Price Per Share	Aggregate Intrinsic Value
Options outstanding as of December 31, 2011	3,868	8.3	$9.67	$3,876
Granted	10		11.10	—
Exercised	(4)		6.16	20
Canceled	—		—	—
Options outstanding as of March 31, 2012	3,874	8.1	$9.68	$10,735
Granted	—		—	—
Exercised	—		—	—
Canceled	—		—	—
Options outstanding as of June 30, 2012	3,874	7.9	$9.68	$1,050
Options exercisable as of June 30, 2012	911	5.7	$12.50	$354

No options were granted during the three months ended June 30, 2012. The weighted average grant date fair value of options granted during the three months ended March 31, 2012 was $5.81. For the three and six months ended June 30, 2012, we recognized stock-based compensation expense of approximately $1,000 and $2,000, respectively, related to the vesting of stock options and the related tax benefit of approximately $380 and $760, respectively, prior to consideration of any valuation allowance recorded against the tax benefit. For the three and six months ended June 30, 2011, we recognized stock-based compensation expense of approximately $1,700 and $3,400, respectively, related to the vesting of stock options and the related tax benefit of approximately $630 and $1,260, respectively, prior to consideration of any valuation allowance recorded against the tax benefit.

As of June 30, 2012, we had unrecognized compensation expense of approximately $9,800 relating to stock option awards that will be amortized over a weighted-average period of approximately two years.

Restricted Stock Units

A summary of the changes in RSUs outstanding during the six months ended June 30, 2012 is presented below:

	Number of RSUs	Weighted Average Grant Date Fair Value Per RSU
Unvested units as of December 31, 2011	4,771	$10.49
Granted	1,534	12.62
Vested	(660)	13.92
Canceled	(20)	12.02
Unvested units as of March 31, 2012	5,625	$10.66
Granted	130	8.80
Vested	(41)	19.91
Canceled	(30)	11.66
Unvested units as of June 30, 2012	5,684	10.55

For the three and six months ended June 30, 2012, we recognized stock-based compensation expense of approximately $4,900 and $9,600, respectively, related to the vesting of RSUs and the related tax benefit of approximately $1,870 and $3,660, respectively, prior to consideration of any valuation allowance recorded against the tax benefit. For the three and six months ended June 30, 2011, we recognized stock-based compensation expense of approximately $3,300 and $6,200 related to the vesting of RSUs and the related tax benefit of approximately $1,240 and $2,240, respectively, prior to consideration of any valuation allowance recorded against the tax benefit.

As of June 30, 2012, we had unrecognized compensation expense of approximately $48,000 relating to RSUs that will be amortized over a weighted-average period of approximately two years.

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

Presented below is condensed consolidating financial information for (i) the Parent Company, (ii) SGI, (iii) the Guarantor Subsidiaries and (iv) our 100%-owned foreign subsidiaries and our non-100%-owned domestic and foreign subsidiaries (collectively, the “Non-Guarantor Subsidiaries”) as of June 30, 2012 and December 31, 2011 and for the three and six months ended June 30, 2012 and 2011. The condensed consolidating financial information has been presented to show the nature of assets held, results of operations and cash flows of the Parent Company, SGI, the Guarantor Subsidiaries and the Non-Guarantor Subsidiaries reflecting the guarantee structures of our obligations as disclosed in Note 8 of the Notes to Consolidated Financial Statements in our 2011 Annual Report on Form 10-K for all periods presented.

The condensed consolidating financial information reflects the investments of the Parent Company in the Guarantor and Non-Guarantor Subsidiaries using the equity method of accounting. Corporate interest and administrative expenses have not been allocated to the subsidiaries.

SCIENTIFIC GAMES CORPORATION AND SUBSIDIARIES
SUPPLEMENTAL CONDENSED CONSOLIDATING BALANCE SHEET
As of June 30, 2012

	Parent Company	SGI	Guarantor Subsidiaries	Non-Guarantor Subsidiaries	Eliminating Entries	Consolidated
Assets
Cash and cash equivalents	$35,800	$1,092	$—	$77,547	$(2,008)	$112,431
Accounts receivable, net	—	48,193	34,100	84,589	—	166,882
Inventories	—	25,681	16,024	41,879	—	83,584
Other current assets	6,655	4,104	4,666	27,539	—	42,964
Property and equipment, net	4,238	163,026	31,285	203,987	—	402,536
Investment in subsidiaries	522,824	768,570	—	842,791	(2,134,185)	—
Goodwill	—	273,656	78,618	425,464	—	777,738
Intangible assets	—	41,296	22,745	22,984	—	87,025
Intercompany balances	75,950	—	263,852	—	(339,802)	—
Other assets	74,665	19,872	14,590	343,677	(2,614)	450,190
Total assets	$720,132	$1,345,490	$465,880	$2,070,457	$(2,478,609)	$2,123,350
Liabilities and stockholders’ equity
Current installments of long-term debt	$—	$6,280	$—	$8,503	$—	$14,783
Other current liabilities	24,101	50,604	28,292	91,580	(2,001)	192,576
Long-term debt, excluding current installments	250,000	1,102,059	—	2,861	—	1,354,920
Other non-current liabilities	4,978	38,856	11,941	64,243	—	120,018
Intercompany balances	—	112,671	—	227,148	(339,819)	—
Stockholders’ equity	441,053	35,020	425,647	1,676,122	(2,136,789)	441,053
Total liabilities and stockholders’ equity	$720,132	$1,345,490	$465,880	$2,070,457	$(2,478,609)	$2,123,350

SCIENTIFIC GAMES CORPORATION AND SUBSIDIARIES
SUPPLEMENTAL CONDENSED CONSOLIDATING BALANCE SHEET
As of December 31, 2011

	Parent Company	SGI	Guarantor Subsidiaries	Non-Guarantor Subsidiaries	Eliminating Entries	Consolidated
Assets
Cash and cash equivalents	$24,042	$56	$—	$81,482	$(1,178)	$104,402
Accounts receivable, net	—	53,531	41,238	87,698	—	182,467
Inventories	—	23,714	16,884	39,144	—	79,742
Other current assets	8,699	3,409	5,117	23,277	—	40,502
Property and equipment, net	3,522	166,637	36,028	220,301	—	426,488
Investment in subsidiaries	551,256	721,909	—	909,379	(2,182,544)	—
Goodwill	—	273,656	78,618	416,508	—	768,782
Intangible assets	—	41,520	25,849	19,490	—	86,859
Intercompany balances	125,440	—	231,357	—	(356,797)	—
Other assets	17,002	82,748	12,265	367,209	(6,101)	473,123
Total assets	$729,961	$1,367,180	$447,356	$2,164,488	$(2,546,620)	$2,162,365
Liabilities and stockholders’ equity
Current installments of long-term debt	$—	$6,280	$—	$19,911	$—	$26,191
Other current liabilities	31,231	56,050	30,140	95,146	(1,211)	211,356
Long-term debt, excluding current installments	250,000	1,104,884	—	9,592	—	1,364,476
Other non-current liabilities	5,016	38,772	13,427	59,413	—	116,628
Intercompany balances	—	71,603	—	285,162	(356,765)	—
Stockholders’ equity	443,714	89,591	403,789	1,695,264	(2,188,644)	443,714
Total liabilities and stockholders’ equity	$729,961	$1,367,180	$447,356	$2,164,488	$(2,546,620)	$2,162,365

SCIENTIFIC GAMES CORPORATION AND SUBSIDIARIES
SUPPLEMENTAL CONDENSED CONSOLIDATING STATEMENT OF INCOME AND COMPREHENSIVE INCOME
Three Months Ended June 30, 2012

	Parent Company	SGI	Guarantor Subsidiaries	Non-Guarantor Subsidiaries	Eliminating Entries	Consolidated
Revenue	$—	$104,177	$10,601	$116,174	$(1,645)	$229,307
Cost of instant ticket revenue, cost of services and cost of sales (1)	—	33,115	34,533	63,009	(2,726)	127,931
Selling, general and administrative	15,126	14,170	2,937	15,705	(767)	47,171
Employee termination and restructuring	—	—	—	6,046	—	6,046
Depreciation and amortization	150	7,568	7,916	23,452	—	39,086
Operating income (loss)	(15,276)	49,324	(34,785)	7,962	1,848	9,073
Interest expense	5,305	18,605	—	275	—	24,185
Other (income) expense, net	(1,027)	42,589	(44,392)	(4,825)	1,848	(5,807)
Income (loss) before equity in income of subsidiaries, and income taxes	(19,554)	(11,870)	9,607	12,512	—	(9,305)
Equity in income (loss) of subsidiaries	8,324	9,589	—	—	(17,913)	—
Income tax expense	1,359	44	—	1,881	—	3,284
Net income (loss)	$(12,589)	$(2,325)	$9,607	$10,631	$(17,913)	$(12,589)

Other comprehensive (loss) income	(27,859)	1,099	—	(28,627)	27,528	(27,859)
Comprehensive (loss) income	$(40,448)	$(1,226)	$9,607	$(17,996)	$9,615	$(40,448)

(1) Exclusive of depreciation and amortization.

SCIENTIFIC GAMES CORPORATION AND SUBSIDIARIES
SUPPLEMENTAL CONDENSED CONSOLIDATING STATEMENT OF INCOME AND COMPREHENSIVE INCOME
Three Months Ended June 30, 2011

	Parent Company	SGI	Guarantor Subsidiaries	Non-Guarantor Subsidiaries	Eliminating Entries	Consolidated
Revenue	$—	$99,042	$16,278	$105,357	$(429)	$220,248
Cost of instant ticket revenue, cost of services and cost of sales (1)	—	29,506	36,854	53,988	(1,394)	118,954
Selling, general and administrative	14,891	12,199	2,517	15,247	(1,428)	43,426
Depreciation and amortization	128	7,548	4,664	16,664	—	29,004
Operating income (loss)	(15,019)	49,789	(27,757)	19,458	2,393	28,864
Interest expense	5,357	20,624	—	427	1	26,409
Other (income) expense, net	(998)	48,420	(50,615)	(9,299)	2,392	(10,100)
Income (loss) before equity in income of subsidiaries, and income taxes	(19,378)	(19,255)	22,858	28,330	—	12,555
Equity in income (loss) of subsidiaries	30,019	22,752	—	—	(52,771)	—
Income tax expense	3,622	(4)	8	1,910	—	5,536
Net income (loss)	$7,019	$3,501	$22,850	$26,420	$(52,771)	$7,019

Other comprehensive income (loss)	13,804	3,075	—	11,302	(14,377)	13,804
Comprehensive income (loss)	$20,823	$6,576	$22,850	$37,722	$(67,148)	$20,823

(1) Exclusive of depreciation and amortization.

SCIENTIFIC GAMES CORPORATION AND SUBSIDIARIES
SUPPLEMENTAL CONDENSED CONSOLIDATING STATEMENT OF INCOME AND COMPREHENSIVE INCOME
Six Months Ended June 30, 2012

	Parent Company	SGI	Guarantor Subsidiaries	Non-Guarantor Subsidiaries	Eliminating Entries	Consolidated
Revenue	$—	$210,828	$20,150	$235,122	$(2,218)	$463,882
Cost of instant ticket revenue, cost of services and cost of sales (1)	—	66,105	68,747	130,180	(4,352)	260,680
Selling, general and administrative	30,647	28,907	6,569	28,636	(1,416)	93,343
Employee termination and restructuring	—	—	—	8,921	—	8,921
Depreciation and amortization	299	14,888	12,693	41,724	—	69,604
Operating income (loss)	(30,946)	100,928	(67,859)	25,661	3,550	31,334
Interest expense	10,607	37,777	—	699	—	49,083
Other (income) expense, net	(3,215)	82,638	(89,713)	(8,390)	3,550	(15,130)
Income (loss) before equity in income of subsidiaries, and income taxes	(38,338)	(19,487)	21,854	33,352	—	(2,619)
Equity in income (loss) of subsidiaries	(25,996)	21,696	—	—	4,300	—
Income tax expense	(53,564)	58,243	—	3,472	—	8,151
Net income (loss)	$(10,770)	$(56,034)	$21,854	$29,880	$4,300	$(10,770)

Other comprehensive income (loss)	(2,437)	1,318	—	(3,596)	2,278	(2,437)
Comprehensive income (loss)	$(13,207)	$(54,716)	$21,854	$26,284	$6,578	$(13,207)

(1) Exclusive of depreciation and amortization.

SCIENTIFIC GAMES CORPORATION AND SUBSIDIARIES
SUPPLEMENTAL CONDENSED CONSOLIDATING STATEMENT OF INCOME AND COMPREHENSIVE INCOME
Six Months Ended June 30, 2011

	Parent Company	SGI	Guarantor Subsidiaries	Non-Guarantor Subsidiaries	Eliminating Entries	Consolidated
Revenue	$—	$197,099	$25,798	$194,730	$(723)	$416,904
Cost of instant ticket revenue, cost of services and cost of sales (1)	—	61,799	69,025	101,657	(1,682)	230,799
Selling, general and administrative	30,456	24,655	5,153	24,502	(1,786)	82,980
Depreciation and amortization	256	15,112	9,610	34,930	—	59,908
Operating income (loss)	(30,712)	95,533	(57,990)	33,641	2,745	43,217
Interest expense	10,747	41,282	—	834	1	52,864
Other (income) expense, net	(2,219)	89,195	(93,255)	(16,909)	2,744	(20,444)
Income (loss) before equity in income of subsidiaries, and income taxes	(39,240)	(34,944)	35,265	49,716	—	10,797
Equity in income (loss) of subsidiaries	46,705	36,179	—	—	(82,884)	—
Income tax expense	7,378	(295)	8	3,619	—	10,710
Net income (loss)	$87	$1,530	$35,257	$46,097	$(82,884)	$87

Other comprehensive income (loss)	48,874	4,379	—	44,675	(49,054)	48,874
Comprehensive income (loss)	$48,961	$5,909	$35,257	$90,772	$(131,938)	$48,961

(1) Exclusive of depreciation and amortization.

SCIENTIFIC GAMES CORPORATION AND SUBSIDIARIES
SUPPLEMENTAL CONDENSED CONSOLIDATING STATEMENT OF CASH FLOWS
Six Months Ended June 30, 2012

	Parent Company	SGI	Guarantor Subsidiaries	Non- Guarantor Subsidiaries	Eliminating Entries	Consolidated
Net cash (used in) provided by operating activities	$(20,287)	$2,646	$25,011	$74,864	$1,122	$83,356
Cash flows from investing activities:
Capital, lottery and gaming systems expenditures, other intangible assets and software expenditures	(879)	(15,342)	(7,459)	(26,688)	—	(50,368)
Business acquisitions, net of cash acquired	—	—	—	(12,991)	—	(12,991)
Other assets and investments	(198)	(20,860)	156	84,219	(46,350)	16,967
Net cash provided by (used in) investing activities	(1,077)	(36,202)	(7,303)	44,540	(46,350)	(46,392)
Cash flows from financing activities:
Net proceeds (payments) on long-term debt	—	(3,140)	—	(18,116)	—	(21,256)
Net redemptions of common stock under stock-based compensation plans	(3,595)	—	5	(45,283)	45,278	(3,595)
Payment of financing fees	—	(57)	—	—	—	(57)
Purchase of treasury stock	(1,895)	—	—	—	—	(1,895)
Other, principally intercompany balances	38,612	37,908	(18,543)	(57,928)	(49)	—
Net cash provided by (used in) financing activities	33,122	34,711	(18,538)	(121,327)	45,229	(26,803)
Effect of exchange rate changes on cash	—	(119)	—	(2,013)	—	(2,132)
Increase (decrease) in cash and cash equivalents	11,758	1,036	(830)	(3,936)	1	8,029
Cash and cash equivalents, beginning of period	24,042	55	2,379	77,926	—	104,402
Cash and cash equivalents, end of period	$35,800	$1,091	$1,549	$73,990	$1	$112,431

SCIENTIFIC GAMES CORPORATION AND SUBSIDIARIES
SUPPLEMENTAL CONDENSED CONSOLIDATING STATEMENT OF CASH FLOWS
Six Months Ended June 30, 2011

	Parent Company	SGI	Guarantor Subsidiaries	Non- Guarantor Subsidiaries	Eliminating Entries	Consolidated
Net cash (used in) provided by operating activities	$(13,976)	$28,257	$24,844	$58,466	$(8)	$97,583
Cash flows from investing activities:
Capital, lottery and gaming systems expenditures, other intangible assets and software expenditures	(1,037)	(20,932)	(6,524)	(15,683)	—	(44,176)
Other assets and investments	(352)	(9,858)	(730)	(502,429)	470,247	(43,122)
Net cash provided by (used in) investing activities	(1,389)	(30,790)	(7,254)	(518,112)	470,247	(87,298)
Cash flows from financing activities:
Net proceeds (payments) on long-term debt	—	(3,140)	—	(1,521)	—	(4,661)
Net redemptions of common stock under stock-based compensation plans	(1,353)	—	11	470,236	(470,247)	(1,353)
Payment of financing fees	(8)	(2,615)	—	—	—	(2,623)
Other, principally intercompany balances	(14,290)	7,364	(23,501)	30,419	8	—
Net cash (used in) provided by financing activities	(15,651)	1,609	(23,490)	499,134	(470,239)	(8,637)
Effect of exchange rate changes on cash	(720)	911	—	1,136	—	1,327
Increase (decrease) in cash and cash equivalents	(31,736)	(13)	(5,900)	40,624	—	2,975
Cash and cash equivalents, beginning of period	62,639	150	2,279	59,213	—	124,281
Cash and cash equivalents, end of period	$30,903	$137	$(3,621)	$99,837	$—	$127,256

(13) Restructuring Plans

Gaming segment

In January 2012, following a comprehensive strategic review, we announced our exit from the Barcrest analog amusement with prize terminal business in order to focus our game design and other resources solely on our digital server-based supply model. We also reorganized the Games Media business to more effectively capitalize on the Barcrest acquisition. We recorded approximately $1,500 and $4,400 of employee termination and restructuring costs associated with the reorganization for the three and six months ended June 30, 2012, respectively. We currently expect to incur additional restructuring costs of approximately $1,500 during the remainder of 2012, related to the reorganization as we vacate additional facilities as part of the integration of Barcrest.

Printed Products segment
Following a strategic review of our Printed Products business, we commenced a reorganization plan on April 18, 2012 to cease all printing and finishing activities at our Australia facility during the second half of 2012 and begin printing instant tickets for customers in this region at our other manufacturing plants. In the three months ended June 30, 2012, we recorded approximately $4,500 of employee termination and other restructuring costs associated with these actions.

We do not expect to incur additional material employee termination or other restructuring costs related to this reorganization. In addition, we recorded approximately $1,500 of accelerated depreciation for equipment related to this reorganization during the three months ended June 30, 2012 and currently expect to record approximately $1,900 of additional accelerated depreciation expense during the remainder of 2012.
A summary of the employee termination and other restructuring costs recognized for the six months ended June 30, 2012 is set forth below:

	Employee termination costs	Other restructuring costs	Total
Balance as of December 31, 2011	$—	$—	$—
Restructuring costs	2,797	78	2,875
Cash Payments	(1,901)	—	(1,901)
Balance as of March 31, 2012	896	78	974

Restructuring cost additions	4,098	1,948	6,046
Cash Payments	(1,899)	(388)	(2,287)
Balance as of June 30, 2012	$3,095	$1,638	$4,733

(14) Acquisitions
On June 7, 2012, we acquired ADS/Technology and Gaming, Ltd. ("ADS") for £3,450, subject to certain adjustments. ADS provides maintenance and other services for LBOs in the U.K. We are integrating the acquisition into our existing Gaming business. We expect that the acquisition will allow us to expand our service offering to our LBO customers. Approximately £2,200 of the £3,450 purchase price was in excess of the preliminary fair value of the acquired net assets and has been allocated to goodwill. The operating results of ADS have been included in our Gaming segment and have been consolidated in our results of operations since the date of acquisition. Had the operating results of ADS been included as if the transaction was consummated on January 1, 2012, our pro forma results of operations for the six months ended June 30, 2012 would not have been materially different.
On June 8, 2012, we acquired the equity interests of Provoloto for approximately $9,720, subject to certain adjustments, including an estimated earn-out payable to the sellers of approximately $2,000 contingent on the future performance of the acquired business. Provoloto develops and distributes instant lottery tickets and manages instant ticket lotteries for Mexican charities. We expect the acquisition of Provoloto to strengthen our presence in Latin America and create a platform for further expansion in the region. Approximately $5,100 of the $9,720 purchase price was in excess of the preliminary fair value of the acquired net assets and has been allocated to goodwill. The operating results of Provoloto have been included in our Printed Products segment and have been consolidated in our results of operations since the date of acquisition. Had the operating results of Provoloto been included as if the transaction was consummated on January 1, 2012, our pro forma results of operations for the six months ended June 30, 2012 would not have been materially different.
On July 19, 2012, we acquired substantially all of the assets of Parspro.com ehf ("Parspro") for approximately $11,800, subject to certain adjustments. Parspro is a provider of sports betting systems and related products via the internet and mobile devices. The acquired assets include technology that we expect to integrate into our Lottery Systems business and our interactive games platform as part of an expanded service offering to lottery customers. The operating results of Parspro will be included in our Lottery Systems segment and are not expected to have a material impact on our results of operations for the remainder of 2012.

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
We believe we are likely to continue to experience a highly competitive environment for domestic and international customer contracts in connection with bids, re-bids, extensions and renewals, which could lead to the loss of contracts or rate reductions and additional service requirements in contracts that we win or retain. In 2012, a number of our customer contracts are up for re-bid, extension or renewal. See the table in “Business - Contract Procurement” in Item 1 of our 2011 Annual Report on Form 10-K for additional information regarding our customer contracts. Our strategy to mitigate these industry trends includes working with our customers to grow their sales through a variety of methods including launching new products and services, implementing innovative technologies and marketing tools, and expanding retail distribution.
We derive approximately 52% of our annual revenue from sales to customers outside of the U.S. and are affected by fluctuations in foreign currency exchange rates, particularly the British Pound Sterling and Euro. The British Pound Sterling and the Euro represented, respectively, approximately $123 million, or 26.5%, and $26 million, or 5.7%, of our consolidated revenue for the six months ended June 30, 2012. Historically, foreign currency fluctuations have impacted our revenue more than our expenses, as a significant portion of our raw materials, such as paper and ink, are contracted for in U.S. dollars. We also have foreign currency exposure related to our equity investments denominated in British Pounds Sterling and Euros. Our earnings from our Euro-denominated equity investment in Lotterie Nazionali S.r.l ("LNS") were $10.3 million for the six months ended June 30, 2012. When we refer to the impact of foreign currency exchange rate fluctuations, we are referring to the difference between the relevant period rates and the prior period rates applied to the relevant period activity.
We manage our foreign currency exchange risks on a global basis by (1) securing payment from our customers in the functional currency of the selling subsidiary, when possible, (2) entering into foreign currency exchange hedging contracts and/or (3) netting asset and liability exposures denominated in similar foreign currencies to the extent possible. Periodically, we enter into foreign currency exchange or other contracts to hedge the risk associated with certain firm sales commitments, net investments and certain assets and liabilities denominated on foreign currencies.

During 2012, we entered into foreign currency forward contracts to hedge a portion of the net investment in one of our subsidiaries that is denominated in Euros. These foreign currency forward contracts are described in Note 6 to the Consolidated Financial Statements included in this Quarterly Report on Form 10-Q.
Printed Products
Our Printed Products segment is primarily comprised of our global instant ticket lottery business. We generate revenue from the manufacture and sale of instant tickets, as well as the provision of value-added services such as game design, sales and marketing support, specialty games and promotions, inventory management and warehousing and fulfillment services. We also provide lotteries with cooperative service programs ("CSPs") to help them efficiently and effectively manage and support their operations to achieve higher retail sales and lower operating costs. Moreover, we provide licensed games, promotional entertainment and internet-based services to the lottery industry. Our U.S. instant ticket contracts typically have an initial term of three to five years and frequently include multiple renewal options for additional periods ranging from one to five years, which our customers have generally exercised in the past. We typically sell our instant lottery tickets for a price per thousand units (“PPK”) or for a fee equal to a percentage of the retail sales of the instant lottery tickets (“POS”). Under our CSP contracts we are typically paid on a POS basis. Some of our international customers purchase instant lottery tickets as needed rather than through multi-year supply contracts.
Retail sales of instant tickets can be a key performance indicator of our instant ticket revenue, although there may not always be a direct correlation between retail sales and our instant ticket revenue due to the type of contract (e.g., PPK versus POS or CSP contracts), the impact of changes in our customer contracts, the performance of our licensed properties business or other factors. Based on third-party data, our customers' total instant ticket lottery retail sales in the U.S. increased 10% and 11% for the three and six months ended June 30, 2012, respectively, compared to the same periods in 2011. Most of our U.S. customers reported year-over-year growth in retail sales of instant tickets, which we believe was driven by a variety of factors, including lottery private management, product innovation, better instant ticket product management, prize payout increases and sales of higher price-point tickets. Our instant ticket revenue decreased approximately 8.3% and 0.5% for the three and six months ended June 30, 2012, respectively, compared to the same periods in 2011, which reflected lower revenue from our U.S. and international PPK contracts, particularly our PPK contract with LNS, and lower revenue from our licensed game contracts, partially offset by higher revenue from our U.S. and international POS and CSP contracts.
Our licensed game contracts are generally game-specific and therefore short-term and non-recurring. Our instant ticket revenue may be negatively impacted to the extent we are unable to continue to win licensed game-specific or multi-state game contracts. Revenue from our licensed game contracts declined $10.7 million for the six months ended June 30, 2012 compared to the same period in 2011, largely due to challenging year-over-year comparisons in light of the impact of the successful launch of a particular multi-state game in the first half of 2011. There has been increased interest within the lottery industry in player loyalty programs, which we believe may result in growth opportunities for our web-based Properties Plus® loyalty program, which features players clubs, reward programs, second chance promotional websites and interactive games. Recently, we signed an agreement with the North Carolina lottery for a new Properties Plus program and the Iowa Lottery extended the term of its existing Properties Plus loyalty program. The Tennessee lottery added our Points for Prizes® store to its player loyalty program in February 2012. The Missouri lottery awarded us a Properties Plus contract that is expected to launch in the second half of 2012.
We are the primary supplier of instant lottery tickets for LNS, which was awarded the concession to be the exclusive operator of the Italian Gratta e Vinci instant ticket lottery beginning on October 1, 2010. LNS succeeded Consorzio Lotterie Nazionali (“CLN”), a consortium comprised of essentially the same group that owns LNS, which held the prior concession. Over the life of the new concession, we expect that we will supply no less than 80% of LNS' instant ticket production requirements. Retail sales for LNS for the three and six months ended June 30, 2012 declined by approximately 8% and 6%, respectively, compared to the prior-year periods, which we believe was due in part to a decline in consumer spending related to difficult economic conditions and tax increases. We also faced challenging year-over-year retail sales comparisons in light of the unprecedented retail sales performance of the Italian instant ticket lottery during the prior-year periods.
Under our CSP agreement with Northstar Lottery Group ("Northstar"), the private manager of the Illinois lottery in which we have a 20% equity investment, we are responsible for the design, development, manufacturing, warehousing and distribution of instant lottery tickets and are compensated based on a percentage of retail sales. Illinois lottery instant ticket sales increased approximately 27% for the lottery's fiscal year ending June 30, 2012, which coincides with the first full year of the lottery's operation under our Northstar private management agreement ("PMA") that commenced on July 1, 2011. Our increase in POS-based instant ticket revenue for the three and six months ended June 30, 2012 reflected the commencement of our CSP agreement with Northstar on July 1, 2011.

Northstar is entitled to receive annual incentive compensation payments from Illinois to the extent it is successful in increasing the lottery's net income above specified target levels, subject to a cap of 5% of the applicable year's net income. Northstar will be responsible for payments to Illinois to the extent such targets are not achieved, subject to a similar cap. The lottery net income levels set forth in Northstar's successful bid for the PMA were $851 million, $950 million, $980 million, $986 million and $1 billion for the five fiscal years ending June 30, 2012, 2013, 2014, 2015 and 2016, respectively, representing a compound annual growth rate in lottery net income of approximately 44%, including an approximate 27% increase in lottery net income in the first year. These net income target levels are subject to upward or downward adjustment under certain circumstances in accordance with the terms of the PMA. Northstar is entitled to be reimbursed on a monthly basis for most of its operating expenses under the PMA, although certain expenses of Northstar associated with managing the lottery are not reimbursable. Earnings and cash flows from our equity investment in Northstar may be impacted to the extent the lottery achieves, or fails to achieve, the applicable net income targets and will be impacted to the extent Northstar incurs non-reimbursable expenses. The impact of this equity method investment was not material to our earnings from our equity investments for the three and six months ended June 30, 2012. As of the date of this Quarterly Report on Form 10-Q, Northstar is unable to estimate, and therefore has not recorded, any amounts in respect of annual incentive compensation or net income shortfall payments for the three or six month ended June 30, 2012. We expect that Northstar will be able to estimate the impact of any incentive compensation or shortfall payment for the lottery's fiscal year ended June 30, 2012 in September or October 2012.
As U.S. and international jurisdictions increasingly look towards lottery and gaming as a source to grow revenue, we believe there will be continued interest in pursuing an outsourcing model whereby the day-to-day management of lotteries are conducted by a third party, similar to the PMA model in Illinois. We recently agreed to assist the Commonwealth of Pennslyvania in its potential procurement of a private management agreement for the Pennsylvania lottery. Should the Commonwealth execute a private management agreement, we will continue in our current role as the exclusive provider of instant tickets and lottery systems and services in Pennsylvania through August 2017 and December 2018, respectively. In light of our role in the process, we will not be bidding for the private management agreement.
Following a strategic review of our global Printed Products business, we commenced a reorganization plan on April 18, 2012 to cease all printing and finishing activities at our Australia facility during the second half of 2012 and begin printing instant tickets for customers in this region at our other manufacturing plants. In the three months ended June 30, 2012, we recorded approximately $4.5 million of employee termination and other restructuring costs associated with these actions. We currently do not expect to incur additional material employee termination or other restructuring costs related to this reorganization. In addition, we recorded approximately $1.5 million of accelerated depreciation expense related to this reorganization during the three months ended June 30, 2012 and currently expect to record approximately $1.9 million of additional accelerated depreciation expense during the remainder of 2012.

On June 8, 2012, we acquired the equity interests of SG Provoloto, S. de R.L. de C.V. ("Provoloto") for approximately $9.7 million, subject to certain adjustments, including an estimated earn-out payable to the sellers of approximately $2.0 million contingent on the future performance of the acquired business. Provoloto develops and distributes instant lottery tickets and manages instant ticket lotteries for Mexican charities. We expect the acquisition to strengthen our presence in Latin America and create a platform for further expansion in the region. The operating results of Provoloto have been included in our Printed Products segment and have been consolidated in our results of operations since the date of acquisition. The acquisition is not expected to have a material impact on our results of operations for the remainder of 2012.

Lottery Systems

We are a leading provider of customized computer software, software support, and equipment and data communication services to lotteries. In the U.S., we typically provide the necessary equipment, software and maintenance services pursuant to long-term contracts that typically have an initial term of at least five years under which we are generally paid a fee equal to a percentage of the lottery's total retail sales. Our U.S. contracts typically contain multiple renewal options, which our customers have generally exercised in the past. Internationally, we typically sell point-of-sale terminals and/or computer software to lottery authorities and may provide ongoing fee-based systems and software support services.
Based on third-party data, our Lottery Systems customers' total draw game retail sales in the U.S. increased 3.8% and 9.9% for the three and six months ended June 30, 2012, respectively, compared to the same periods in 2011. Reflecting this improvement in retail sales, our Lottery Systems service revenue in the U.S. increased 6.4% and 9.8% for the three and six months ended June 30, 2012, respectively, compared to the same periods in 2011. The level of jackpots of the Powerball® and Mega Millions® multi-state draw lottery games impact our service revenues. In 2011, U.S. lottery directors authorized certain changes to the Powerball game, including an increase in the ticket price to $2, which went into effect on January 15, 2012.

The industry experienced the third largest Powerball jackpot in history ($336 million) and the largest Mega Millions jackpot in history ($656 million) during the six months ended June 30, 2012. Our Lottery System service revenue is also impacted by retail sales of instant tickets where we provide instant ticket validation services as part of a lottery systems contract. Our Lottery System sales revenue is non-recurring in nature and generated primarily outside the U.S.
In June 2012 we executed a four-year extension of our contract to provide instant tickets and lottery systems and services to Loteria Electronica in Puerto Rico. In June 2012, we also executed a one-year extension of our lottery systems contract with the Maine lottery.
We are the exclusive instant ticket validation network provider to the China Sports Lottery ("CSL"). Instant ticket retail sales of the CSL decreased approximately 7.5% and 3.9% for the three and six months ended June 30, 2012, respectively, compared to the same periods in 2011. We believe this performance reflected the product mix introduced in the first half of the year, which varied from our original plans due to delays in product approvals, along with slower than anticipated expansion of the retailer network. We have a robust product release schedule in place for the second half of the year for products that have already received agency approval in China, including higher price point tickets and licensed property tickets. We also have additional bar code readers scheduled for deployment. The POS rate we receive under our China instant ticket validation contract decreased by 0.2% in January 2011, decreased by an additional 0.1% in January 2012 and is scheduled to decrease by an additional 0.1% in January 2014. To the extent we are not able to continue to offset these rate reductions by retail sales growth, our revenue and profitability from this contract may be adversely affected.
On April 7, 2012, we signed a five-year agreement in China to provide sales and distribution management services to the Hubei Sports Lottery. The agreement is similar to the CSP contracts that we have with many of our North American and European customers. We plan to commence our value chain management program with the Hubei Sports Lottery in the third quarter of 2012 and expect that these services will assist the Hubei Sports Lottery in achieving higher retail sales and lower operating costs.
We entered into a contract, effective in December 2011, to design, implement and administer our sixth generation AEGIS-Video™ Central Command and Control System (CMCS) for the Illinois Gaming Board. Under the terms of the contract, we will provide real-time communication and control between every licensed video lottery terminal in the State of Illinois, as well as day-to-day management of the operation of the CMCS and service throughout the State. The contract was awarded through a competitive procurement process, has an initial term of six years and may be extended by mutual agreement for up to four additional years. Commencement of operations under this contract is subject to the approval of operators and manufacturers by the Illinois Gaming Board. We currently expect that our results of operations will be impacted by this contract to a limited extent in the second half of 2012 and to a more significant extent in 2013.
On July 19, 2012, we acquired substantially all of the assets of Parspro.com ehf ("Parspro") for approximately $11.8 million, subject to certain adjustments. Parspro is a provider of sports betting systems and related products via the internet and mobile devices. The acquired assets include technology that we expect to integrate into our Lottery Systems business and our interactive games platform as part of an expanded service offering to lottery customers. The operating results of Parspro will be included in our Lottery Systems segment and are not expected to have a material impact on our results of operations for the remainder of 2012.
Gaming
We are a leading provider of server-based gaming terminals and systems and other products and services to operators in the wide area gaming industry. Our Gaming segment supplies server-based gaming terminals, systems and game content primarily to bookmakers that operate licensed betting offices (“LBOs”) in the U.K. through our subsidiary, The Global Draw Limited ("Global Draw"), and, increasingly, to gaming operators outside the U.K. The LBO sector of the U.K. gaming industry is highly competitive and concentrated among a few LBO operators in the U.K.The Gaming segment also includes Barcrest Group Limited (“Barcrest”) and Games Media Limited (“Games Media”), leading suppliers of gaming terminals, systems and game content to pubs, bingo halls and arcades in the U.K. and continental Europe. We provide many of our Gaming customers with a turnkey offering, which typically includes gaming terminals, remote management of game content and management information, central computer systems, secure data communication and field support services. We develop our own game content and also supplement our offering with content from third parties.
In our U.K. gaming terminal business, our compensation is typically based on gross win (i.e. amount bet less player winnings) generated by our gaming terminals (subject to certain adjustments as may be specified in a particular contract such as adjustments for taxes and other fees). Our Gaming service revenue is therefore impacted by the size of our installed gaming terminal base and the gross win generated by our terminals.

Our gross win per terminal per day increased approximately 6.3% and 5.2% for the three and six months ended June 30, 2012, respectively, compared to the same period in 2011. As of June 30, 2011, we completed the installation of gaming terminals for the entire Ladbrokes LBO estate in accordance with the four-year contract awarded to us in 2010. In January 2012, William Hill PLC, a U.K. bookmaker, awarded a contract for the exclusive supply of gaming terminals to the bookmaker's entire LBO estate to one of our principal competitors. This contract took effect following the expiration of our gaming terminal supply contract. The loss of this contract impacted our results of operations in the second quarter of 2012.
On September 23, 2011, we completed the acquisition of Barcrest, a leading supplier of games, gaming content, gaming platforms and systems to gaming operators and venues in the U.K. and in continental Europe. Barcrest is being integrated with our existing gaming business. The comparability of our 2012 results of operations with our 2011 results of operations is impacted by the Barcrest acquisition.
In January 2012, following a comprehensive strategic review, we announced our exit from the Barcrest analog amusement with prize ("AWP") terminal business in order to focus our game design and other resources solely on our digital server-based supply model. We also reorganized Games Media to more effectively capitalize on the Barcrest acquisition. We recorded approximately $1.5 and $4.4 million of employee termination and restructuring costs associated with the reorganization for the three and six months ended June 30, 2012, respectively. We currently expect that our operating results for the remainder of 2012 will be impacted by additional employee termination and restructuring costs of approximately $1.5 million related to the reorganization as we vacate additional facilities as part of the integration. However, we anticipate realizing cost savings as a result of this reorganization starting in late 2012.
On June 7, 2012, we acquired ADS/Technology and Gaming, Ltd. ("ADS") for £3.5 million, subject to certain adjustments. ADS provides maintenance and other services for LBOs in the U.K. We are integrating the acquisition into our existing Gaming business. We expect that the acquisition will allow us to expand our service offering to our LBO customers. The operating results of ADS have been included in our Gaming segment and have been consolidated in our results of operations since the date of acquisition. The acquisition is not expected to have a material impact on our results of operations for the remainder of 2012.
In late 2010, the U.K. government announced its intention to change the taxation of gaming machines by replacing the currently applicable amusement machine license duty and the value-added tax with a new machine games duty, or MGD, based on the gross win generated by a gaming machine. In a budget statement issued in March 2012, the U.K. government announced a standard MGD rate of 20% on gross win, effective February 1, 2013. These tax changes may negatively impact our gaming machine customers' businesses and, therefore, our business in 2013.
On April 16, 2012, certain video lottery terminals operated by SNAI S.p.a. in Italy and supplied by Barcrest erroneously printed what appeared to be winning jackpot and other tickets.  SNAI has stated, and system data confirms, that no jackpots were actually won on that day.  The terminals were deactivated pending a review by the Italian regulatory authority of the cause of the incident and the manner in which the terminals could be reactivated without re-occurrence of the incident. We understand that the Italian regulatory authority has initiated proceedings that could result in a revocation of the certification of the gaming system that Barcrest provides to SNAI and the concession SNAI relies upon to operate the Barcrest terminals. We also understand that SNAI has responded to the regulatory authority's objections and has proposed that the revocation proceedings be terminated.  Although Barcrest received a letter from SNAI expressing its view that this incident breached Barcrest's agreement with SNAI, based on the information currently available to us, we do not believe that Barcrest breached that agreement or that it or we will ultimately incur any material financial liability stemming from the incident. However, we cannot currently predict with certainty the outcome of this matter, including when reactivation of the terminals might be authorized by the Italian regulatory authority.

Recently Issued Accounting Guidance

In May 2011, the Financial Accounting Standards Board ("FASB") issued guidance to clarify the intent of the application of existing fair value measurement and disclosure requirements and amend certain requirements for measuring fair value or for disclosing information about fair value measurements. The guidance limits the highest-and-best-use measure to nonfinancial assets, permits certain financial assets and liabilities with offsetting positions in market or counterparty credit risks to be measured at a net basis, and provides guidance on the applicability of premiums and discounts in fair value measurement. Additionally, for fair value measurements categorized within Level 3 of the fair value hierarchy, the guidance clarifies that quantitative disclosure about unobservable inputs should be disclosed and requires a description of the valuation processes and the sensitivity of the fair value measurements to changes in unobservable inputs and the interrelationships between those inputs. We adopted the guidance on January 1, 2012.

The adoption did not have a material impact on our financial statements. In June 2011, the FASB issued guidance on presentation of comprehensive income. The guidance eliminates the option to report other comprehensive income and its components in the statement of stockholders' equity. Instead, an entity is required to present net income and other comprehensive income either in one continuous statement or in two separate but consecutive statements. The guidance also requires presentation of reclassification adjustments from other comprehensive income to net income on the face of the financial statements. However, the effective date pertaining to this requirement was deferred by an update issued by the FASB in December 2011. We adopted the guidance on January 1, 2012, resulting in a change in the presentation of comprehensive income for the three and six months ended June 30, 2012 and 2011.
In September 2011, the FASB issued guidance on testing goodwill for impairment. The guidance provides an entity with the option to first perform a qualitative assessment to determine whether it is more likely than not that the fair value of a reporting unit is less than its carrying amount. If an entity determines that this is the case, it is required to perform the currently prescribed two-step goodwill impairment test to identify potential goodwill impairment and measure the amount of goodwill impairment loss to be recognized for that reporting unit (if any). If an entity determines the fair value of a reporting unit is greater than its carrying amount, then the two-step goodwill impairment test is not required. We adopted the guidance on January 1, 2012, and will apply the guidance in our next annual goodwill impairment evaluation.
In July 2012, the FASB issued guidance on testing indefinite-lived intangible assets, other than goodwill, for impairment. The guidance is effective for fiscal years beginning after September 15, 2012 and early adoption is permitted. The guidance provides an entity with the option to first perform a qualitative assessment to determine whether it is more likely than not that the indefinite-lived intangible asset is impaired. If, after assessing the totality of events and circumstances, an entity concludes that it is not more likely than not that the indefinite-lived intangible asset is impaired, then the entity is not required to take further action. However, if an entity concludes otherwise, then it is required to perform the currently prescribed quantitative impairment test by comparing the fair value of the asset with the carrying amount. We adopted the guidance on July 1, 2012 and will apply the guidance in our next annual indefinite-lived intangible asset impairment evaluation.
Three Months Ended June 30, 2012 Compared to Three Months Ended June 30, 2011
CONSOLIDATED RESULTS

			Variance for the
	Three Months Ended		Three Months Ended
	June 30,		June 30,
	2012	2011	2012 vs. 2011
	(in thousands)		(in millions)
Revenue:
Instant tickets	$119,627	$130,419	$(10.8)	(8)%
Services	88,635	82,096	6.5	8%
Sales	21,045	7,733	13.3	172%
Total revenue	229,307	220,248	9.1	4%
Operating expenses:
Cost of instant tickets (1)	68,420	72,133	(3.7)	(5)%
Cost of services (1)	45,273	41,460	3.8	9%
Cost of sales (1)	14,238	5,361	8.9	166%
Selling, general and administrative	47,171	43,426	3.7	9%
Employee termination and restructuring	6,046	—	6.0	—
Depreciation and amortization	39,086	29,004	10.1	35%
Operating income	9,073	28,864	(19.8)	(69)%
Other (income) expense:
Interest expense	24,185	26,409	(2.2)	(8)%
Earnings from equity investments	(6,915)	(9,224)	2.3	(25)%
Other	1,108	(876)	2.0	226%
	18,378	16,309	2.1	13%
Net (loss) income before income taxes	(9,305)	12,555	(21.9)	(174)%
Income tax expense	3,284	5,536	(2.3)	(41)%
Net (loss) income	$(12,589)	$7,019	$(19.6)	(279)%
        (1) Exclusive of depreciation and amortization.

Revenue

Consolidated revenue reflected a decrease in instant ticket revenue and increases in both service and sales revenue. The decline in our instant ticket revenue reflected lower instant ticket revenue from our PPK contracts partially offset by higher revenue from our POS and CSP contracts in the U.S. and certain international jurisdictions where we are compensated based on a percentage of retail sales. The decline in our instant ticket revenue also reflected lower revenue from our licensed properties business largely due to challenging year-over-year comparisons in light of the impact of the successful launch of a particular multi-state game in the first half of 2011. The increase in our service revenue reflected the acquisition of Barcrest in September 2011 as well as higher revenue from our LBO contracts. Our sales revenue reflected higher sales to international Lottery Systems customers and the acquisition of Barcrest. Revenue for the three months ended June 30, 2012 also reflected unfavorable foreign currency translation of approximately $3.0 million.

Cost of Revenue

Consolidated cost of revenue increased primarily as a result of higher revenue. Cost of instant tickets decreased 5% compared to a decrease in instant ticket revenue of 8%. Cost of services increased 9% compared to an increase in service revenue of 8%. Cost of sales increased as a result of an increase in sales revenue.

Selling, General and Administrative ("SG&A")

The increase in SG&A primarily reflected $1.3 million of incremental overhead expense from the acquisition of Barcrest, a $2.4 million increase in accounts receivable reserves, a $1.4 million increase in acquisition-related due diligence fees and expenses and a $0.8 million increase in stock-based compensation expense. These increases were partially offset by the impact of a customer claim recorded during the three months ended June 30, 2011.

Employee Termination and Restructuring

Employee termination and restructuring costs of $6.0 million related to our exit from the Barcrest analog AWP business, the reorganization of Games Media to more effectively capitalize on the Barcrest acquisition and the reorganization of our Australia printing operations.

Depreciation and Amortization

Depreciation and amortization expense increased due to $5.8 million of accelerated depreciation related to a write-down of certain development costs and obsolete gaming terminals, $2.4 million of incremental depreciation from the acquisition of Barcrest and $1.5 million of accelerated depreciation of equipment related to the reorganization of our Australia printing operations.

Other Income and Expense

Interest expense decreased primarily due to a decline in borrowing costs related to our variable interest rate debt and the expiration of our interest rate swap in October 2011.

Earnings from equity investments decreased primarily due to a decrease in earnings from our investments in LNS, Beijing CITIC Scientific Games Technology Co., Ltd. ("CSG") and Beijing Guard Libang Technology Co., Ltd ("Guard Libang"). The decrease in earnings from LNS was primarily due to a decline in instant ticket retail sales in Italy, which we believe was due in part to a decline in consumer spending related to difficult economic conditions and tax increases. We also faced challenging year-over-year comparisons in light of the unprecedented retail sales performance of the Italian instant ticket lottery during the prior-year period. We believe the decreases in earnings from Guard Libang and CSG were due to a decline in instant ticket retail sales and weaker demand of the CSL (CSG's customer), respectively.

Other expense increased principally due to an increase in foreign exchange transaction expense.

Income Tax Expense

Income tax expense for the three months ended June 30, 2012 was lower compared to the prior-year period, primarily due to a decrease in foreign earnings. The effective income tax rates for the three months ended June 30, 2012 and 2011 were (35.3)% and 44.1%, respectively. Due to a valuation allowance against our U.S. deferred tax assets, the effective tax rate for the three months ended June 30, 2012 and 2011 does not include the benefit of the current year U.S. tax loss.

BUSINESS SEGMENTS RESULTS

Printed Products

			Variance for the
	Three Months Ended		Three Months Ended
	June 30,		June 30,
	2012	2011	2012 vs. 2011
	(in thousands)		(in millions)
Revenue:
Instant tickets	$119,627	$130,419	$(10.8)	(8)%
Services	—	—	—	—
Sales	3,082	2,087	1.0	48%
Total revenue	122,709	132,506	(9.8)	(7)%
Operating expenses:
Cost of instant tickets (1)	68,420	72,133	(3.7)	(5)%
Cost of services (1)	—	—	—	—
Cost of sales (1)	1,991	1,238	0.8	61%
Selling, general and administrative	11,844	13,112	(1.3)	(10)%
Employee termination and restructuring	4,507	—	4.5	—
Depreciation and amortization	12,813	8,208	4.6	56%
Operating income	$23,134	$37,815	$(14.7)	(39)%

  (1) Exclusive of depreciation and amortization.

Revenue

The decrease in instant ticket revenue was partially due to lower U.S. and international PPK contract revenue of $12.2 million as a result of lower sales to LNS, the timing of orders, contract revisions and increased competition where we are not the exclusive instant ticket supplier. Instant ticket revenue also reflected an $8.7 million decline in revenue from our licensed properties business largely due to challenging year-over-year comparisons in light of the impact of the successful launch of a particular multi-state game in the first half of 2011. These decreases were partially offset by higher instant ticket revenue of $8.8 million from our U.S. and international POS and CSP contracts, including our CSP agreement with Northstar, reflecting higher retail sales levels, as well as a $2.3 million increase from our Properties Plus business. Revenue for the three months ended June 30, 2012 also reflected unfavorable foreign currency translation of approximately $1.0 million.
Operating Income
Operating income decreased primarily due to lower revenue, employee termination and restructuring costs of $4.5 million and increased depreciation expense of $4.6 million, including $1.5 million of accelerated depreciation expense related to the reorganization of our Australian operations and accelerated depreciation expense of $3.1 million related to the write-down of certain development costs. This decrease in operating income was partially offset by lower SG&A of $1.3 million reflecting the impact of a customer claim recorded during the three months ended June 30, 2011. The decline in SG&A was partially offset by higher compensation expense.

Lottery Systems

			Variance for the
	Three Months Ended		Three Months Ended
	June 30,		June 30,
	2012	2011	2012 vs. 2011
	(in thousands)		(in millions)
Revenue:
Instant tickets	$—	$—	$—	—
Services	51,114	51,196	(0.1)	—%
Sales	13,506	5,634	7.9	140%
Total revenue	64,620	56,830	7.8	14%
Operating expenses:
Cost of instant tickets (1)	—	—	—	—
Cost of services (1)	26,963	26,220	0.7	3%
Cost of sales (1)	8,729	4,123	4.6	112%
Selling, general and administrative	6,198	5,524	0.7	12%
Depreciation and amortization	12,278	11,879	0.4	3%
Operating income	$10,452	$9,084	$1.4	15%

(1) Exclusive of depreciation and amortization.

Revenue

Lottery Systems service revenue, which was flat compared to the prior-year period, reflected higher instant ticket validation revenue from our U.S. customers, partially offset by lower service revenue from our international customers. The increase in Lottery Systems sales revenue reflected higher sales of hardware and software to our U.S. and international customers. Revenue for the three months ended June 30, 2012 also reflected unfavorable foreign currency translation of approximately $1.1 million.

Operating Income

Operating income increased primarily due to higher sales revenue.

Gaming

			Variance for the
	Three Months Ended		Three Months Ended
	June 30,		June 30,
	2012	2011	2012 vs. 2011
	(in thousands)		(in millions)
Revenue:
Instant tickets	$—	$—	$—	—
Services	37,521	30,900	6.6	21%
Sales	4,457	12	4.4	N/A
Total revenue	41,978	30,912	11.1	36%
Operating expenses:
Cost of instant tickets (1)	—	—	—	—
Cost of services (1)	18,310	15,240	3.1	20%
Cost of sales (1)	3,518	—	3.5	—
Selling, general and administrative	7,878	3,636	4.2	117%
Employee termination and restructuring	1,539	—	1.5	—
Depreciation and amortization	13,845	8,789	5.1	58%
Operating (loss) income	$(3,112)	$3,247	$(6.4)	(196)%

 (1) Exclusive of depreciation and amortization.

Revenue

The increase in Gaming service revenue included $5.4 million from the acquisition of Barcrest. In addition, service revenue from our U.K. LBO and pub customers increased $3.0 million due to growth in our installed gaming terminal base and higher gross win per terminal per day, partially offset by the impact of the loss of the William Hill contract. Our service revenue from international customers increased $0.8 million. The increase in Gaming service revenue was partially offset by approximately $1.9 million of revenue that did not recur due to the closing of our Austrian over-the-counter business in 2011. The increase in sales revenue of $4.4 million reflected the acquisition of Barcrest. Revenue for the three months ended June 30, 2012 also reflected unfavorable foreign currency translation of approximately $0.9 million.
Operating Income

Operating income decreased due to employee termination and restructuring costs of $1.5 million related to the reorganization of our Gaming business, higher SG&A principally due to $1.3 million of incremental overhead expense from the acquisition of Barcrest and an increase in accounts receivable reserves of $2.4 million. Operating income was also impacted by an increase in depreciation expense of $5.1 million primarily due to $2.7 million of accelerated depreciation expense recorded for obsolete gaming terminals and $2.4 million of additional depreciation expense from the acquisition of Barcrest.

Six Months Ended June 30, 2012 Compared to Six Months Ended June 30, 2011
 CONSOLIDATED RESULTS

			Variance for the
	Six Months Ended		Six Months Ended
	June 30,		June 30,
	2012	2011	2012 vs. 2011
	(in thousands)		(in millions)
Revenue:
Instant tickets	$242,951	$244,279	$(1.3)	(1)%
Services	178,921	155,843	23.1	15%
Sales	42,010	16,782	25.2	150%
Total revenue	463,882	416,904	47.0	11%
Operating expenses:
Cost of instant tickets (1)	138,383	139,366	(1.0)	(1)%
Cost of services (1)	91,132	80,382	10.8	13%
Cost of sales (1)	31,165	11,051	20.1	182%
Selling, general and administrative	93,343	82,980	10.4	12%
Employee termination and restructuring	8,921	—	8.9	—
Depreciation and amortization	69,604	59,908	9.7	16%
Operating income	31,334	43,217	(11.9)	(27)%
Other (income) expense:
Interest expense	49,083	52,864	(3.8)	(7)%
Earnings from equity investments	(15,760)	(18,574)	2.8	(15)%
Other	630	(1,870)	2.5	134%
	33,953	32,420	1.5	5%
Net (loss) income before income taxes	(2,619)	10,797	(13.4)	(124)%
Income tax expense	8,151	10,710	(2.6)	(24)%
Net (loss) income	$(10,770)	$87	$(10.9)	N/A

(1) Exclusive of depreciation and amortization.

Revenue

Consolidated revenue reflected a decrease in instant ticket revenue and increases in both service and sales revenue. The decline in our instant ticket revenue reflected lower instant ticket revenue from our PPK contracts, higher revenue from our POS and CSP contracts in the U.S. and certain international jurisdictions where we are compensated based on a percentage of retail sales, and lower revenue from our licensed properties business largely due to challenging year-over-year comparisons in light of the impact of the successful launch of a particular multi-state game in the first half of 2011. Our service revenue reflected higher Lottery Systems service revenue primarily due to larger Powerball and Mega Millions jackpots and higher instant ticket validation revenue, as well as higher Gaming service revenue due to the acquisition of Barcrest and an increase in revenue from our LBO contracts. Our sales revenue reflected increased sales to international Lottery Systems customers and the acquisition of Barcrest. Revenue for the six months ended June 30, 2012 also reflected unfavorable foreign currency translation of approximately $3.8 million.

Cost of Revenue

Consolidated cost of revenue increased primarily as a result of higher revenue. Cost of instant tickets decreased 1% compared to a 1% decrease in instant ticket revenue. Cost of services increased 13% compared to an increase in service revenue of 15%. The percentage increase in cost of sales was higher than the percentage increase in sales revenue partially due to a less profitable mix of sales revenue primarily related to the liquidation of Barcrest analog terminals in connection with our exit from the Barcrest analog AWP business and a $0.8 million write-down of inventory due to a fire at a third-party warehouse during the first three months of 2012.

Selling, General and Administrative ("SG&A")

The increase in SG&A reflected $2.8 million of incremental overhead expense from the acquisition of Barcrest, a $2.3 million increase in compensation expense, a $1.9 million increase in stock-based compensation expense and a $2.4 million increase in accounts receivable reserves. These increases were offset by an insurance settlement of a customer claim received during the six months ended June 30, 2012 and the recording of that claim during the six months ended June 30, 2011.

Employee Termination and Restructuring

Employee termination and restructuring costs of $8.9 million related to our exit from the Barcrest analog AWP business, the reorganization of Games Media to more effectively capitalize on the Barcrest acquisition and the reorganization of our Australian printing operations.

Depreciation and Amortization

Depreciation and amortization increased principally due to $5.1 million of incremental depreciation expense from the acquisition of Barcrest, $5.8 million of accelerated depreciation expense related to a write-down of certain development costs and obsolete equipment, a $2.8 million increase due to the growth in our Gaming business and $1.5 million of accelerated depreciation expense related to the reorganization of our Australian operations. These increases were partially offset by a $6.4 million decrease due to accelerated depreciation expense recorded in 2011 related to the replacement of our Gaming business technology platform.

Other Income and Expense

Interest expense decreased primarily due to a decline in borrowing costs related to our variable interest rate debt and the expiration of our interest rate swap in October 2011.

Earnings from equity investments decreased primarily due to decreased earnings from our investments in LNS, CSG and Guard Libang. The decrease in earnings from LNS was primarily due to a decline in instant ticket retail sales in Italy, which we believe is due in part to a decline in consumer spending related to difficult economic conditions and tax increases. We also faced challenging year-over-year comparisons in light of the unprecedented retail sales performance of the Italian instant ticket lottery during the prior-year period. We believe the decreases in earnings from Guard Libang and CSG were due to a decline in instant ticket retail sales and weaker demand of the CSL (CSG's customer), respectively.

Other expense increased principally due to an increase in foreign exchange transaction expense.

Income Tax Expense

Income tax expense for the six months ended June 30, 2012 was lower compared to the same period, in the prior year primarily due to a decrease in foreign earnings. The effective income tax rates for the six months ended June 30, 2012 and 2011 were (311.2)% and 99.2%, respectively. Due to a valuation allowance against our U.S. deferred tax assets, the effective tax rate for the six months ended June 30, 2012 and 2011 does not include the benefit of the current year U.S. tax loss.

BUSINESS SEGMENTS RESULTS

Printed Products

			Variance for the
	Six Months Ended		Six Months Ended
	June 30,		June 30,
	2012	2011	2012 vs. 2011
	(in thousands)		(in millions)
Revenue:
Instant tickets	$242,951	$244,279	$(1.3)	(1)%
Services	—	—	—	—
Sales	5,245	3,857	1.4	36%
Total revenue	248,196	248,136	0.1	—%
Operating expenses:
Cost of instant tickets (1)	138,383	139,366	(1.0)	(1)%
Cost of services (1)	—	—	—	—
Cost of sales (1)	3,401	2,244	1.2	52%
Selling, general and administrative	22,859	23,492	(0.6)	(3)%
Employee termination and restructuring	4,507	—	4.5	—
Depreciation and amortization	20,816	16,568	4.2	26%
Operating income	$58,230	$66,466	$(8.2)	(12)%

  (1) Exclusive of depreciation and amortization.

Revenue
The decrease in instant ticket revenue was due to lower PPK contract revenue of $13.0 million as a result of lower sales to LNS, the timing of orders, contract revisions and increased competition where we are not the exclusive instant ticket supplier. Instant ticket revenue also reflected a $10.7 million decline in revenue from our licensed properties business largely due to challenging year-over-year comparisons in light of the impact of the successful launch of a particular multi-state game in the first half of 2011. These decreases were partially offset by higher instant ticket revenue of $20.0 million from our U.S. and international POS and CSP contracts, including our CSP agreement with Northstar, reflecting higher retail sales levels, as well as a $3.5 million increase from our Properties Plus business. Revenue for the six months ended June 30, 2012 also reflected unfavorable foreign currency translation of approximately $1.1 million.
Operating Income
Operating income decreased primarily due to employee termination and restructuring costs of $4.5 million and higher depreciation expense of $4.2 million primarily due to $3.1 million of accelerated depreciation expense related to a write-down of certain development costs and $1.5 million of accelerated depreciation expense related to the reorganization of our Australian operations. This decrease in operating income was partially offset by lower SG&A, which reflected the impact of a customer claim recorded during the six months ended June 30, 2011 and an insurance settlement related to that claim received during the six months ended June 30, 2012. The decline in SG&A was partially offset by increased compensation expense.

Lottery Systems

			Variance for the
	Six Months Ended		Six Months Ended
	June 30,		June 30,
	2012	2011	2012 vs. 2011
	(in thousands)		(in millions)
Revenue:
Instant tickets	$—	$—	$—	—
Services	104,120	100,412	3.7	4%
Sales	24,977	12,807	12.2	95%
Total revenue	129,097	113,219	15.9	14%
Operating expenses:
Cost of instant tickets (1)	—	—	—	—
Cost of services (1)	56,322	52,188	4.1	8%
Cost of sales (1)	16,684	8,772	7.9	90%
Selling, general and administrative	13,251	9,796	3.5	35%
Depreciation and amortization	24,076	23,246	0.8	4%
Operating income	$18,764	$19,217	$(0.5)	(2)%

(1) Exclusive of depreciation and amortization.

Revenue

The increase in Lottery Systems service revenue reflected higher service revenue of $6.2 million from U.S. customers primarily due to larger Mega Millions and Powerball jackpots and higher instant ticket validation revenue. The increase was partially offset by a decline in service revenue from international customers. The increase in Lottery Systems sales revenue reflected higher sales of hardware and software to our U.S. and international customers. Revenue for the six months ended June 30, 2012 also included unfavorable foreign currency translation of approximately $1.4 million.
Operating Income
Operating income decreased slightly primarily due to an increase in SG&A largely reflecting higher compensation expense in 2012 and the favorable resolution of a legal matter during the first three months of 2011. This decline in operating income was partially offset by an increase in revenue.

Gaming

			Variance for the
	Six Months Ended		Six Months Ended
	June 30,		June 30,
	2012	2011	2012 vs. 2011
	(in thousands)		(in millions)
Revenue:
Instant tickets	$—	$—	$—	—
Services	74,801	55,431	19.4	35%
Sales	11,788	118	11.7	N/A
Total revenue	86,589	55,549	31.0	56%
Operating expenses:
Cost of instant tickets (1)	—	—	—	—
Cost of services (1)	34,810	28,194	6.6	23%
Cost of sales (1)	11,080	35	11.0	N/A
Selling, general and administrative	13,986	6,562	7.4	113%
Employee termination and restructuring	4,414	—	4.4	—
Depreciation and amortization	24,413	19,837	4.6	23%
Operating (loss) income	$(2,114)	$921	$(3.0)	(330)%

 (1) Exclusive of depreciation and amortization.

Revenue

The increase in Gaming service revenue included $11.2 million from the acquisition of Barcrest. In addition, service revenue from our U.K. LBO and pub customers increased $12.2 million due to a higher installed gaming terminal base and higher gross win per terminal per day, partially offset by the loss of the William Hill contract. Our service revenue from international customers increased $1.6 million. The increase in Gaming service revenue was partially offset by approximately $4.1 million of revenue that did not recur due to the closing of the Austrian over-the-counter business in 2011. The increase in sales revenue of $11.7 million reflected the acquisition of Barcrest. Revenue for the six months ended June 30, 2012 also included unfavorable foreign currency translation of approximately $1.3 million.
Operating Income
Operating income decreased in part due to employee termination and restructuring costs of $4.4 million related to the reorganization of our Gaming business, higher SG&A principally due to $2.8 million of incremental overhead expense from the acquisition of Barcrest and an increase in accounts receivable reserves of $2.4 million. The decrease in operating income also reflected incremental depreciation expense of $5.1 million from the acquisition of Barcrest, $2.8 million of higher depreciation expense related to growth in the Gaming business and $2.7 million of accelerated depreciation expense related to obsolete gaming terminals. These increases in depreciation expense were offset by $6.4 million of accelerated depreciation expense recorded in 2011 related to the replacement of our Gaming business technology platform.

Critical Accounting Policies

There have been no changes to our critical accounting policies from those discussed under the caption “Critical Accounting Policies” in “Item 7. Management’s Discussion and Analysis of Financial Condition and Results of Operations” in our 2011 Annual Report on Form 10-K.

Liquidity, Capital Resources and Working Capital

Sources of Liquidity
As of June 30, 2012, our principal sources of liquidity were cash and equivalents and amounts available under our revolving credit facility discussed below under “Credit Agreement and Other Debt.”
As of June 30, 2012, our available cash and equivalents and borrowing capacity totaled $324.7 million (including cash and cash equivalents of $112.4 million and availability of $212.3 million under the revolving credit facility) compared to $296.1 million as of December 31, 2011 (including cash and cash equivalents of $104.4 million and availability of $191.7 million under our revolving credit facility). There were no borrowings outstanding under our revolving credit facility as of June 30, 2012; however, we had $37.7 million in outstanding letters of credit as of June 30, 2012, which reduces our capacity to borrow or issue letters of credit under our revolving credit facility. The amount of our available cash and equivalents fluctuates principally based on borrowings or repayments under our credit facilities, investments, acquisitions and changes in our working capital position. The borrowing capacity under our revolving credit facility will depend on the amount of outstanding borrowings and letters of credit issued under the revolving credit facility and will also depend on us remaining in compliance with the covenants under our credit agreement, including the maintenance of applicable financial ratios. We were in compliance with the covenants under our credit agreement as of June 30, 2012.
We believe that our cash flow from operations, available cash and equivalents and available borrowing capacity under our revolving credit facility will be sufficient to meet our liquidity needs for the foreseeable future; however, there can be no assurance that this will be the case. We believe that substantially all cash held outside the U.S. is free from legal encumbrances or similar restrictions that would prevent it from being available to meet our global liquidity needs.
Total cash held by our foreign subsidiaries was $77.5 million as of June 30, 2012. To the extent that a portion of our foreign cash were required to meet liquidity needs in the U.S. (which we do not currently anticipate), we might incur a tax liability, the timing and amount of which would depend on a variety of factors. A significant amount of the cash held by our foreign subsidiaries as of June 30, 2012 could be transferred to the U.S. as repayments of intercompany loans and we have significant foreign tax credit carryovers that would be available to reduce any potential U.S. tax liability.
Our contracts are periodically subject to renewal or re-bid and there can be no assurance that we will be successful in sustaining our cash flow from operations if our contracts are not renewed or replaced or are renewed or replaced on less favorable terms, or if we are unable to enter into new contracts. In addition, lottery customers in the U.S. generally require service providers to provide performance bonds in connection with the relevant contract. As of June 30, 2012, our outstanding performance bonds totaled $214.4 million. Our ability to obtain performance bonds on commercially reasonable terms is subject to our financial condition and to prevailing market conditions, which may be impacted by economic and political events. Although we have not experienced difficulty in obtaining such bonds to date, there can be no assurance that we will continue to be able to obtain performance bonds on commercially reasonable terms or at all. If we need to refinance all or part of our indebtedness at or before maturity, or provide letters of credit or cash in lieu of performance bonds, there can be no assurance that we will be able to obtain new financing or to refinance any of our indebtedness on commercially reasonable terms or at all.
Cash Flow Summary

	Six Months Ended June 30,		Variance for the Six Months Ended June 30,
	2012	2011	2012 vs. 2011
	(in thousands)		(in millions)
Net cash provided by operating activities	$83,356	$97,583	$(14.2)
Net cash used in investing activities	(46,392)	(87,298)	40.9
Net cash used in financing activities	(26,803)	(8,637)	(18.2)
Effect of exchange rates on cash and cash equivalents	(2,132)	1,327	(3.5)
Increase in cash and cash equivalents	$8,029	$2,975	$5.1

Cash flows from operating activities
The decrease in net cash provided by operating activities for the six months ended June 30, 2012 was primarily due to changes in working capital of $14.2 million and a decrease in distributions from our equity investments of $2.6 million. This decrease was partially offset by net income adjusted for non-cash items.
Cash flows from investing activities
The decrease in net cash used in investing activities for the six months ended June 30, 2012 was primarily due to a decrease in contributions to our equity method investees. In the first six months of 2011, we made contributions to Northstar of $10.0 million and International Terminal Leasing of $28.8 million. Net cash used in investing activities decreased $12.1 million due to an increase in capital distributions from our equity method investees. The decrease in net cash used in investing activities was partially offset by $13.0 million of cash used for business acquisitions during the six months ended June 30, 2012.
Cash flows from financing activities
Net cash used in financing activities for the six months ended June 30, 2012 increased $18.2 million compared to the prior-year period. This increase reflected higher repayments of long-term debt of $27.9 million, offset by proceeds from the issuance of long-term debt of $11.3 million related to our China Loans (as defined below). The increase also reflected share repurchases of $1.9 million and a $2.2 million increase in cash used to satisfy withholding taxes associated with the vesting of restricted stock units. The increase in cash used in financing activities was partially offset by a decrease in financing fees of $2.6 million associated with the amendment of our credit agreement in March 2011.

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
The Credit Agreement provides for a $250 million senior secured revolving credit facility and senior secured term loan credit facilities. Amounts under the revolving credit facility may be borrowed, repaid and re-borrowed by SGI from time to time until maturity. Voluntary prepayments and commitment reductions under the Credit Agreement are permitted at any time in whole or in part, without premium or penalty (other than break-funding costs), upon proper notice and subject to a minimum dollar requirement. Pursuant to the August 2011 amendment of the Credit Agreement, the scheduled maturity date of the revolving credit facility commitments and the outstanding term loans was extended from June 9, 2013 to June 30, 2015.
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

We were in compliance with the covenants under the Credit Agreement as of June 30, 2012.
In February 2012, we refinanced the approximately $16.4 million of revolving credit facility and term loan commitments that were not extended in connection with the August 2011 amendment and extended the maturity dates of these commitments to June 30, 2015.

Outstanding Debt
As of June 30, 2012, our total debt was comprised principally of $562.6 million outstanding under our term loan facilities under the Credit Agreement, including an unamortized discount of $0.2 million, $345.7 million in aggregate principal amount of SGI's 9.25% senior subordinated notes due 2019, including an unamortized discount of $4.3 million, $200.0 million in aggregate principal amount of SGI's 7.875% senior subordinated notes due 2016, $250.0 million in aggregate principal amount of the Company's 8.125% senior subordinated notes due 2018 and loans denominated in Chinese Renminbi Yuan (“RMB”) totaling RMB 71.3 million (the "China Loans").
In the first quarter of 2012, we repaid RMB 12.5 million in aggregate principal amount of a China Loan and the outstanding letter of credit in support of this debt was reduced by $1.0 million. In the second quarter of 2012, we repaid the remaining RMB 166.0 million in aggregate principal amount of this China Loan and the outstanding letter of credit of $28.2 million in support of this debt was returned.
On May 2, 2012, we entered into a new RMB 60.0 million lending facility with a Chinese bank under which we have borrowed RMB 21.3 million as of June 30, 2012. This facility requires graduated semi-annual principal payments through November 2014. We also entered into a one-year RMB 50.0 million term loan with another Chinese bank. A letter of credit in the amount of $6.5 million was issued to support this term loan.

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

Changes in Internal Control over Financial Reporting

There were no changes in our internal control over financial reporting during the quarter ended June 30, 2012 that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

PART II.  OTHER INFORMATION

Item 1A. Risk Factors

There have been no material changes in our risk factors from those disclosed under "Item 1A. Risk Factors" included in our 2011 Annual Report on Form 10-K.

Item 2. Unregistered Sales of Equity Securities and Use of Proceeds

ISSUER PURCHASES OF EQUITY SECURITIES

Period	Total Number of Shares Purchased (1)	Average Price Paid per Share	Total Number of Shares Purchased as Part of Publicly Announced Plans or Programs	Approximate Dollar Value of Shares that May Yet Be Purchased Under the Plans or Programs (2)
4/1/2012 - 4/30/2012	4,792	$11.70	—	173.7 million
5/1/2012 - 5/31/2012	4,184	$10.12	—	173.7 million
6/1/2012 - 6/30/2012	229,390	$8.40	225,300	171.8 million
Total	238,366	$8.50	225,300	171.8 million

(1)
In addition to shares of Class A common stock repurchased as part of our publicly announced stock repurchase program, this column reflects 13,066 shares acquired from employees to satisfy the withholding taxes associated with the vesting of restricted stock units during the quarter ended June 30, 2012. The last repurchase of shares for the quarter as a part of our publicly announced stock repurchase program was on June 29, 2012. For the quarter ended June 30, 2012, we repurchased 225,300 shares as a part of our repurchase program for approximately $1.9 million.

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

101
Financial statements from the quarterly report on Form 10-Q of the Company for the quarter ended June 30, 2012, filed on August 8, 2012, formatted in Extensible Business Reporting Language (XBRL): (i) the Consolidated Statements of Operations and Comprehensive Income, (ii) the Consolidated Balance Sheets, (iii) the Consolidated Statements of Cash Flows and (iv) the Notes to Consolidated Financial Statements tagged as blocks of text. (†)(*)

(†) Filed herewith.
(*) Pursuant to Rule 406T of Regulation S-T, the XBRL-related information in Exhibit 101 to this Quarterly Report on Form 10-Q shall not be deemed “filed” for purposes of Section 18 of the Securities Exchange Act of 1934, or otherwise subject to the liability of that section and shall not be incorporated by reference into any filing or other document pursuant to the Securities Act of 1933, except as shall be expressly set forth by specific reference in such filing or document.

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

SCIENTIFIC GAMES CORPORATION
(Registrant)

		By:	/s/ Jeffrey S. Lipkin
		Name:	Jeffrey S. Lipkin
		Title:	Senior Vice President and Chief Financial Officer

		By:	/s/ Jeffrey B. Johnson
		Name:	Jeffrey B. Johnson
		Title:	Vice President, Chief Accounting Officer and Corporate Controller

Dated:	August 8, 2012