Form 10-Q
period 2012-09-30
SCIENTIFIC GAMES CORP
filed 2012-11-08
CIK 750004

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D. C. 20549

FORM 10-Q

{Mark One}

☒ QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended September 30, 2012

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

The registrant has the following number of shares outstanding of each of the registrant’s classes of common stock as of November 2, 2012:

Class A Common Stock: 85,077,794
Class B Common Stock: None

SCIENTIFIC GAMES CORPORATION AND SUBSIDIARIES
INDEX TO FINANCIAL INFORMATION
AND OTHER INFORMATION

Forward-Looking Statements

Throughout this Quarterly Report on Form 10-Q we make “forward-looking statements” within the meaning of the U.S. Private Securities Litigation Reform Act of 1995. Forward-looking statements describe future expectations, plans, results or strategies and can often be identified by the use of terminology such as “may,” “will,” “estimate,” “intend,” “continue,” “believe,” “expect,” “anticipate,” “could,” “potential,” “opportunity,” or similar terminology. The forward-looking statements contained in this Quarterly Report on Form 10-Q are generally located under the heading “Management’s Discussion and Analysis of Financial Condition and Results of Operations” but may be found in other locations as well. These statements are based upon management’s current expectations, assumptions and estimates and are not guarantees of future results or performance. Actual results may differ materially from those contemplated in these statements due to a variety of risks and uncertainties and other factors, including, among other things: competition; material adverse changes in economic and industry conditions; technological change; retention and renewal of existing contracts and entry into new or revised contracts; availability and adequacy of cash flows to satisfy obligations and indebtedness or future needs; protection of intellectual property; security and integrity of software and systems; laws and government regulation, including those relating to gaming licenses, permits and operations; inability to identify, complete and integrate future acquisitions; inability to benefit from, and risks associated with, strategic equity investments and relationships; failure of Northstar to meet the net income targets or otherwise realize the anticipated benefits under its private management agreement with the Illinois Lottery; seasonality; inability to identify and capitalize on trends and changes in the lottery and gaming industries, including the potential expansion of regulated gaming via the internet; inability to enhance and develop successful gaming concepts; dependence on suppliers and manufacturers; liability for product defects; fluctuations in foreign currency exchange rates and other factors associated with international operations; influence of certain stockholders; dependence on key personnel; failure to perform on contracts; resolution of pending or future litigation; labor matters; and stock price volatility. Additional information regarding risks and uncertainties and other factors that could cause actual results to differ materially from those contemplated in forward-looking statements is included from time to time in our filings with the Securities and Exchange Commission, including under the heading “Risk Factors” in our most recent Annual Report on Form 10-K. Forward-looking statements speak only as of the date they are made and, except for our ongoing obligations under the U.S. federal securities laws, we undertake no obligation to publicly update any forward-looking statements whether as a result of new information, future events or otherwise.

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

PART I. FINANCIAL INFORMATION
Item 1. Financial Statements

SCIENTIFIC GAMES CORPORATION AND SUBSIDIARIES
CONSOLIDATED BALANCE SHEETS

(in thousands, except per share amounts)

	September 30, 2012(Unaudited)	December 31, 2011
ASSETS
Current assets:
Cash and cash equivalents	$135,954	$104,402
Accounts receivable, net of allowance for doubtful accounts of $9,530 and $4,782 as of September 30, 2012 and December 31, 2011, respectively	180,807	182,467
Inventories	87,792	79,742
Deferred income taxes, current portion	4,613	3,606
Notes receivable	10,300	—
Prepaid expenses, deposits and other current assets	42,626	35,339
Total current assets	462,092	405,556
Property and equipment, at cost	838,556	788,529
Less: accumulated depreciation	(442,156)	(362,041)
Net property and equipment	396,400	426,488
Goodwill	797,624	768,393
Intangible assets, net	87,236	86,859
Equity investments	321,005	340,494
Other assets	133,678	134,121
Total assets	$2,198,035	$2,161,911
LIABILITIES AND STOCKHOLDERS’ EQUITY
Current liabilities:
Debt payments due within one year	$14,978	$26,191
Accounts payable	55,632	66,221
Accrued liabilities	156,294	144,681
Total current liabilities	226,904	237,093
Deferred income taxes	62,677	56,264
Long-term debt, excluding current installments	1,454,088	1,364,476
Other long-term liabilities	54,229	60,364
Total liabilities	1,797,898	1,718,197
Commitments and contingencies
Stockholders’ equity:
Class A common stock, par value $0.01 per share, 199,300 shares authorized, 98,877 and 98,181 shares issued and 86,707 and 92,433 shares outstanding as of September 30, 2012 and December 31, 2011, respectively	989	982
Additional paid-in capital	710,738	693,600
Accumulated loss	(181,494)	(143,591)
Treasury stock, at cost, 12,171 and 5,749 shares held as of September 30, 2012 and December 31, 2011, respectively	(121,862)	(74,460)
Accumulated other comprehensive loss	(8,234)	(32,817)
Total stockholders’ equity	400,137	443,714
Total liabilities and stockholders’ equity	$2,198,035	$2,161,911

See accompanying notes to consolidated financial statements

SCIENTIFIC GAMES CORPORATION AND SUBSIDIARIES
CONSOLIDATED STATEMENTS OF OPERATIONS AND COMPREHENSIVE INCOME

(Unaudited, in thousands, except per share amounts)

	Three Months Ended
	September 30,
	2012	2011
Revenue:
Instant tickets	$124,434	$126,693
Services	82,622	81,429
Sales	20,421	14,617
Total revenue	227,477	222,739
Operating expenses:
Cost of instant tickets (1)	73,085	71,785
Cost of services (1)	42,947	42,562
Cost of sales (1)	12,784	10,332
Selling, general and administrative	44,383	47,660
Employee termination and restructuring	1,830	1,030
Depreciation and amortization	39,241	27,994
Operating income	13,207	21,376
Other (income) expense:
Interest expense	25,990	26,297
Earnings from equity investments	(5,702)	(8,895)
Loss on early extinguishment of debt	15,464	4,185
Other (income) expense, net	(537)	1,711
Total other expense	35,215	23,298
Net loss before income taxes	(22,008)	(1,922)
Income tax expense	5,125	2,202
Net loss	$(27,133)	$(4,124)

Other comprehensive income (loss):
Foreign currency translation gain (loss)	23,419	(52,797)
Pension and post-retirement benefits gain, net of tax	3,922	400
Derivative financial instruments gain, net of tax	168	505
Foreign currency forward contracts loss	(489)	—
Other comprehensive income (loss)	27,020	(51,892)
Comprehensive loss	$(113)	$(56,016)

Basic and diluted net loss per share:
Basic net loss per share	$(0.30)	$(0.04)
Diluted net loss per share	$(0.30)	$(0.04)

Weighted average number of shares used in per share calculations:
Basic shares	89,950	92,125
Diluted shares	89,950	92,125

(1) Exclusive of depreciation and amortization.

See accompanying notes to consolidated financial statements

SCIENTIFIC GAMES CORPORATION AND SUBSIDIARIES
CONSOLIDATED STATEMENTS OF OPERATIONS AND COMPREHENSIVE INCOME

(Unaudited, in thousands, except per share amounts)

	Nine Months Ended
	September 30,
	2012	2011
Revenue:
Instant tickets	$367,385	$370,972
Services	261,543	237,272
Sales	62,431	31,399
Total revenue	691,359	639,643
Operating expenses:
Cost of instant tickets (1)	211,468	211,151
Cost of services (1)	134,079	122,944
Cost of sales (1)	43,949	21,383
Selling, general and administrative	137,726	130,640
Employee termination and restructuring	10,751	1,030
Depreciation and amortization	108,845	87,902
Operating income	44,541	64,593
Other (income) expense:
Interest expense	75,073	79,161
Earnings from equity investments	(21,462)	(27,469)
Loss on early extinguishment of debt	15,464	4,185
Other expense (income), net	93	(159)
Total other expense	69,168	55,718
Net (loss) income before income taxes	(24,627)	8,875
Income tax expense	13,276	12,912
Net loss	$(37,903)	$(4,037)

Other comprehensive income (loss):
Foreign currency translation gain (loss)	19,624	(4,347)
Pension and post-retirement benefits gain (loss), net of tax	3,780	(88)
Derivative financial instruments (loss) gain, net of tax	(29)	1,417
Foreign currency forward contracts gain	1,208	—
Other comprehensive income (loss)	24,583	(3,018)
Comprehensive loss	$(13,320)	$(7,055)

Basic and diluted net loss per share:
Basic net loss per share	$(0.41)	$(0.04)
Diluted net loss per share	$(0.41)	$(0.04)

Weighted average number of shares used in per share calculations:
Basic shares	91,723	92,027
Diluted shares	91,723	92,027

(1) Exclusive of depreciation and amortization.

See accompanying notes to consolidated financial statements

SCIENTIFIC GAMES CORPORATION AND SUBSIDIARIES
CONSOLIDATED STATEMENTS OF CASH FLOWS

(Unaudited, in thousands, except per share amount`s)

	Nine Months Ended
	September 30,
	2012	2011
Cash flows from operating activities:
Net loss	$(37,903)	$(4,037)
Adjustments to reconcile net loss to net cash provided by operating activities:
Depreciation and amortization	108,845	87,902
Change in deferred income taxes	4,957	2,326
Stock-based compensation	17,529	15,293
Non-cash interest expense	6,090	6,122
Earnings from equity investments	(21,462)	(27,469)
Distributed earnings from equity investments	26,779	30,080
Loss on early extinguishment of debt	15,464	4,185
Allowance for doubtful accounts	4,539	45
Changes in current assets and liabilities, net of effects of acquisitions
Accounts receivable	4,473	9,335
Inventories	(9,116)	(827)
Accounts payable	(14,124)	(2,125)
Accrued liabilities	3,828	14,671
Other current assets and liabilities	4,046	16,163
Other	(6,017)	963
Net cash provided by operating activities	107,928	152,627

Cash flows from investing activities:
Capital expenditures	(9,194)	(5,863)
Lottery and gaming systems expenditures	(30,723)	(33,972)
Other intangible assets and software expenditures	(40,109)	(28,536)
Equity method investments	—	(44,511)
Distributions of capital on equity investments	18,404	6,633
Business acquisitions, net of cash acquired	(23,989)	(50,177)
Change in other assets and liabilities, net	(1,689)	(11,356)
Net cash used in investing activities	(87,300)	(167,782)

Cash flows from financing activities:
Proceeds from issuance of long-term debt	311,975	—
Payments on long-term debt	(234,148)	(6,232)
Payments of financing fees	(13,497)	(9,186)
Purchases of treasury stock	(47,401)	—
Net redemptions of common stock under stock-based compensation plans	(4,797)	(1,426)
Net cash provided by (used in) financing activities	12,132	(16,844)
Effect of exchange rate changes on cash and cash equivalents	(1,208)	(5,403)
Increase (decrease) in cash and cash equivalents	31,552	(37,402)
Cash and cash equivalents, beginning of period	104,402	124,281
Cash and cash equivalents, end of period	$135,954	$86,879

See accompanying notes to consolidated financial statements

SCIENTIFIC GAMES CORPORATION AND SUBSIDIARIES
CONSOLIDATED STATEMENTS OF CASH FLOWS

(Unaudited, in thousands, except per share amount`s)

Non-cash investing and financing activities

For the nine months ended September 30, 2012 and 2011

On June 8, 2012, we acquired the equity interests of SG Provoloto, S. de R.L. de C.V. ("Provoloto") for approximately $9,720, subject to certain adjustments, including an estimated earn-out payable to the sellers of approximately $2,000 contingent on the future performance of the acquired business. The acquisition is described in Note 14 to the Consolidated Financial Statements in this Quarterly Report on Form 10-Q.
Our total investment in International Terminal Leasing, which is described in Note 16 of the Notes to Consolidated Financial Statements in our 2011 Annual Report on Form 10-K, was $35,961 as of September 30, 2011, which includes a non-cash investment of $4,859 during the nine months ended September 30, 2011.

SCIENTIFIC GAMES CORPORATION AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(Unaudited, in thousands, except per share amounts)

Notes to Consolidated Financial Statements

(1) Summary of Significant Accounting Policies

Basis of Presentation

The accompanying consolidated financial statements of the Company have been prepared by Scientific Games Corporation and are unaudited. When used in these notes, the terms “we,” “us,” “our” and the “Company” refer to Scientific Games Corporation and all entities included in our consolidated financial statements unless otherwise specified or the context otherwise indicates. In the opinion of management, all adjustments necessary to present fairly our consolidated financial position as of September 30, 2012, our results of operations and comprehensive income for the three and nine months ended September 30, 2012 and 2011, and our cash flows for the nine months ended September 30, 2012 and 2011 have been made. Such adjustments are of a normal, recurring nature.

Certain information and footnote disclosures normally included in consolidated financial statements prepared in accordance with accounting principles generally accepted in the United States of America have been condensed or omitted. These consolidated financial statements should be read in conjunction with the consolidated financial statements and notes thereto included in our 2011 Annual Report on Form 10-K. The results of operations for the three and nine months ended September 30, 2012 are not necessarily indicative of the results of operations for the full year.

Significant Accounting Policies

We describe our significant accounting policies in Note 1 of the Notes to Consolidated Financial Statements in our 2011 Annual Report on Form 10-K. There have been no changes to our significant accounting policies during the nine months ended September 30, 2012, except as discussed below.

Our policy is to periodically review the estimated useful lives of our fixed assets. Our review during the three months ended June 30, 2012 indicated lower estimated useful lives for our gaming terminals deployed to our U.K. licensed betting office ("LBO") customers relative to historical estimates due to market changes that have altered the replacement cycle of these terminals. As a result, effective April 1, 2012, we revised the estimated useful lives of our gaming terminals currently deployed to our LBO customers. This change increased depreciation expense for the three and nine months ended September 30, 2012 but was not material to our consolidated financial position or results of operations as of and for the three and nine months ended September 30, 2012.

Recently Issued Accounting Guidance
In May 2011, the Financial Accounting Standards Board (the "FASB") issued guidance to clarify the intent of the application of existing fair value measurement and disclosure requirements and amend certain requirements for measuring fair value or for disclosing information about fair value measurements. The guidance limits the highest-and-best-use measure to non-financial assets, permits certain financial assets and liabilities with offsetting positions in market or counter-party credit risks to be measured at a net basis, and provides guidance on the applicability of premiums and discounts in fair value measurement. Additionally, for fair value measurements categorized within Level 3 of the fair value hierarchy, the new guidance clarifies that quantitative disclosure about unobservable inputs should be disclosed and requires a description of the valuation processes and the sensitivity of the fair value measurements to changes in unobservable inputs and the interrelationships between those inputs. We adopted the guidance on January 1, 2012. The adoption did not have a material impact on our financial statements.
In June 2011, the FASB issued guidance on presentation of comprehensive income. The guidance eliminates the option to report other comprehensive income and its components in the statement of stockholders' equity. Instead, an entity is required to present net income and other comprehensive income either in one continuous statement or in two separate but consecutive statements. The guidance also requires presentation of reclassification adjustments from other comprehensive income to net income on the face of the financial statements. We adopted the guidance on January 1, 2012, resulting in a change in the presentation of comprehensive income for the three and nine months ended September 30, 2012 and 2011.
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

(2) Basic and Diluted Net Income (Loss) Per Share

The following represents a reconciliation of the numerator and denominator used in computing basic and diluted net loss per share available to common stockholders for the three and nine months ended September 30, 2012 and 2011:

	Three Months Ended		Nine Months Ended
	September 30,		September 30,
	2012	2011	2012	2011
Income (numerator)
Net loss	$(27,133)	$(4,124)	$(37,903)	$(4,037)
Shares (denominator)
Weighted average basic common shares outstanding	89,950	92,125	91,723	92,027
Effect of dilutive securities-stock rights	—	—	—	—
Weighted average diluted common shares outstanding	89,950	92,125	91,723	92,027
Basic and diluted per share amounts
Basic net loss per share	$(0.30)	$(0.04)	$(0.41)	$(0.04)
Diluted net loss per share	$(0.30)	$(0.04)	$(0.41)	$(0.04)

For the three and nine months ended September 30, 2012 there were no dilutive stock rights due to the net loss reported for the periods.

(3) Equity Method Investments

Our equity method investments are described in Note 16 of the Notes to Consolidated Financial Statements of our 2011 Annual Report on Form 10-K.
On January 21, 2010, we entered into a joint venture with Playtech Services (Cyprus) Limited (“Playtech”), a subsidiary of Playtech Limited, in which we and Playtech each had a 50% interest in two entities, Sciplay International S.a.r.l. and Sciplay (Luxembourg) S.a.r.l. (collectively “Sciplay”). Sciplay focuses on providing end-to-end offerings of products and services that enable lotteries and certain other gaming operators to offer internet gaming solutions in a manner that is consistent with applicable regulatory regimes. On January 23, 2012, we entered into an agreement with Playtech that restructured this strategic relationship from a joint venture arrangement to a license arrangement. Under the agreement, Playtech will license its internet gaming software to us on a non-exclusive basis for use by certain categories of our current and prospective customers, including U.S. casinos and lotteries worldwide. As part of the restructuring the Sciplay-related entities became wholly owned subsidiaries of Scientific Games. The impact on our consolidated balance sheet and consolidated results of operations and comprehensive income as of and for the three and nine months ended September 30, 2012 was not material.
The condensed combined summary financial information for the nine months ended September 30, 2012 and 2011 presented below represents 100% of the financial results of all of our equity method investees owned during the periods indicated.

	Nine Months Ended
	September 30,
	2012	2011
Revenue	715,753	710,458
Revenue less cost of revenue	320,995	361,041
Net Income	93,414	106,805

(4) Inventories

Inventories consist of the following:

	September 30, 2012	December 31, 2011
Parts and work-in-process	$32,227	$35,444
Finished goods	55,565	44,298
	$87,792	$79,742

Parts and work-in-process includes costs for equipment expected to be sold. Finished goods include point of sale terminals sold to customers or used to fulfill long-term lottery or gaming contracts. Costs incurred for equipment associated with specific lottery and gaming contracts not yet placed in service are classified as construction in progress in property and equipment and are not depreciated.

(5) Long-Term Debt

Outstanding Debt
The following reflects outstanding debt as of September 30, 2012 and December 31, 2011:

	September 30, 2012	December 31, 2011
Revolver, varying interest rate, due 2015	$—	$—
Term Loan, varying interest rate, due 2013 (1)	—	13,300
Term Loan, varying interest rate, due 2015 (1)	561,122	552,331
7.875% Senior Notes, due 2016 ("2016 Notes")	—	200,000
8.125% Senior Notes, due 2018 ("2018 Notes")	250,000	250,000
9.250% Senior Notes, due 2019 ("2019 Notes") (2)	345,811	345,533
6.250% Senior Notes, due 2020 ("2020 Notes")	300,000	—
Chinese Renminbi Yuan ("RMB") denominated loans, due 2014 (the "China Loans") and Other Debt	12,133	29,503
Total long-term debt outstanding	$1,469,066	$1,390,667

(1) Net of unamortized discount of $178 as of September 30, 2012 and $379 as of December 31, 2011.
(2) Net of unamortized discount of $4,189 as of September 30, 2012 and $4,467 as of December 31, 2011.

Credit Agreement

We are party to a credit agreement, dated as of June 9, 2008, as amended and restated as of August 25, 2011 (as so amended, the “Credit Agreement”), among Scientific Games International, Inc. ("SGI"), as borrower, the Company, as a guarantor, the several lenders from time to time parties thereto and JPMorgan Chase Bank, N.A., as administrative agent.
The Credit Agreement provides for a $250,000 senior secured revolving credit facility and senior secured term loan credit facilities under which $561,122 of term loan borrowings were outstanding as of September 30, 2012. As of September 30, 2012, there was $39,671 in outstanding letters of credit and $210,329 available for borrowing or additional letter of credit issuances under the revolving credit facility. Amounts under the revolving credit facility may be borrowed, repaid and re-borrowed by SGI from time to time until maturity. Voluntary prepayments and commitment reductions under the Credit

Agreement are permitted at any time in whole or in part, without premium or penalty (other than break-funding costs), upon proper notice and subject to a minimum dollar requirement. Pursuant to the amendment to the Credit Agreement entered into in August 2011, the scheduled maturity date of the revolving credit facility commitments and the outstanding term loans was extended from June 9, 2013 to June 30, 2015.
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
We were in compliance with the covenants under the Credit Agreement as of September 30, 2012.
In February 2012, we refinanced approximately $16,400 of the revolving credit facility and term loan commitments that were not extended in connection with the amendment to the Credit Agreement entered into in August 2011 and extended the maturity dates of these commitments to June 30, 2015. In connection with the refinancing, we paid $57 of fees and expenses to the new lenders.
2020 Notes
On August 20, 2012, SGI, a wholly owned subsidiary of the Company, issued the 2020 Notes at a price of 100% of the principal amount thereof in a private offering to qualified institutional buyers in accordance with Rule 144A under the Securities Act of 1933, as amended (the “Securities Act”), and to persons outside the United States under Regulation S under the Securities Act. The 2020 Notes were issued pursuant to an indenture dated as of August 20, 2012 (the “2020 Indenture”) among SGI, as issuer, the Company, as a guarantor, the subsidiary guarantors party thereto and The Bank of Nova Scotia Trust Company of New York, as trustee.

The 2020 Notes bear interest at the rate of 6.250% per annum, which accrues from August 20, 2012 and is payable semiannually in arrears on March 1 and September 1 of each year, commencing on March 1, 2013. The 2020 Notes mature on September 1, 2020, unless earlier redeemed or repurchased, and are subject to the terms and conditions set forth in the 2020 Indenture.

SGI may redeem some or all of the 2020 Notes at any time prior to September 1, 2015 at a price equal to 100% of the principal amount of the 2020 Notes plus accrued and unpaid interest, if any, to the date of redemption plus a ''make-whole'' premium. SGI may redeem some or all of the 2020 Notes at any time on or after September 1, 2015 at the prices specified in the 2020 Indenture. In addition, at any time prior to September 1, 2015, SGI may redeem up to 35% of the initially outstanding aggregate principal amount of the 2020 Notes at a redemption price of 106.250% of the principal amount thereof, plus accrued and unpaid interest, if any, to the date of redemption, with the net cash proceeds contributed to the capital of SGI from one or more equity offerings of the Company. Additionally, if a holder of the 2020 Notes is required to be licensed, qualified or found suitable under any applicable gaming laws or regulations and that holder does not become so licensed or qualified or is not found to be suitable, then SGI will have the right to, subject to certain notice provisions set forth in the Indenture, (1) require that holder to dispose of all or a portion of those 2020 Notes or (2) redeem the 2020 Notes of that holder at a redemption price calculated as set forth in the 2020 Indenture. If the Company or SGI experiences specific kinds of changes in control or the Company or any of its restricted subsidiaries sells certain of its assets, then SGI must offer to repurchase the 2020 Notes on the terms set forth in the 2020 Indenture.

The 2020 Notes are subordinated to all of SGI's existing and future senior debt, including its indebtedness under its credit agreement, rank equally with all of its existing and future senior subordinated debt, including the 2019 Notes and its guarantee of the 2018 Notes, and rank senior to all of its future subordinated debt that is expressly subordinated to the 2020 Notes. The 2020 Notes are guaranteed on a senior subordinated unsecured basis by the Company and all of its wholly owned domestic subsidiaries (other than SGI). The guarantees of the 2020 Notes are subordinated to all of the guarantors' existing and future senior debt, including their guarantees of the SGI's indebtedness under the credit agreement, rank equally with all of their existing and future senior subordinated debt, including, in the case of the Company, the 2018 Notes and its guarantee of the 2019 Notes and, in the case of the other guarantors, their guarantees of the 2019 Notes and the 2018 Notes, and rank senior to all of their future debt that is expressly subordinated to the guarantees of the 2020 Notes. The 2020 Notes are structurally subordinated to all of the liabilities of the Company's non-guarantor subsidiaries.

The 2020 Indenture contains certain covenants that, among other things, limit the Company's ability, and the ability of certain of its subsidiaries, to incur additional indebtedness, pay dividends or make distributions or certain other restricted payments, purchase or redeem capital stock, make investments or extend credit, engage in certain transactions with affiliates, engage in sale-leaseback transactions, consummate certain asset sales, effect a consolidation or merger, or sell, transfer, lease or otherwise dispose of all or substantially all assets, or create certain liens and other encumbrances on assets.

The 2020 Indenture contains events of default customary for agreements of its type (with customary grace periods, as applicable) and provides that, upon the occurrence of an event of default arising from certain events of bankruptcy or insolvency with respect to the Company or SGI, all outstanding 2020 Notes will become due and payable immediately without further action or notice. If any other type of event of default occurs and is continuing, then the trustee or the holders of at least 25% in principal amount of the then outstanding 2020 Notes may declare all the 2020 Notes to be due and payable immediately.

In connection with the issuance of the 2020 Notes, SGI, the Company, the subsidiary guarantors party thereto, and Merrill Lynch, Pierce, Fenner & Smith Incorporated, as representative for the initial purchasers listed therein, entered into a registration rights agreement dated August 20, 2012 (the “Registration Rights Agreement”). Under the Registration Rights Agreement, SGI and the guarantors agreed, for the benefit of the holders of the 2020 Notes, that they will file with the Securities and Exchange Commission (the “SEC”), and use their commercially reasonable efforts to cause to become effective, a registration statement relating to an offer to exchange the 2020 Notes for an issue of SEC-registered notes (the “Exchange Notes”) with terms identical to the 2020 Notes (except that the Exchange Notes will not be subject to restrictions on transfer or to any increase in the annual interest rate as described below).

Under certain circumstances, including if applicable interpretations of the staff of the SEC do not permit SGI to effect the exchange offer, SGI and the guarantors will use their commercially reasonable efforts to cause to become effective a shelf registration statement relating to resales of the 2020 Notes and to keep that shelf registration statement effective until the first anniversary of the date such shelf registration statement becomes effective, or such shorter period that will terminate when all 2020 Notes covered by the shelf registration statement have been sold. The obligation to complete the exchange offer and/or file a shelf registration statement will terminate on the second anniversary of the date of the Registration Rights Agreement.

If the exchange offer is not completed (or, if required, the shelf registration statement is not declared effective) on or before August 20, 2013 (subject to the right of the Company to extend such date by up to 90 additional days under customary “blackout” provisions if the Company determines in good faith that it is in possession of material, non-public information), the annual interest rate borne by the 2020 Notes will be increased by 0.25% per annum for the first 90-day period immediately following such date and by an additional 0.25% per annum with respect to each subsequent 90-day period, up to a maximum additional rate of 1.00% per annum thereafter until the exchange offer is completed, the shelf registration statement is declared effective or the obligation to complete the exchange offer and/or file the shelf registration statement terminates, at which time the interest rate will revert to the original interest rate on the date the 2020 Notes were originally issued.

2016 Notes

On September 19, 2012, SGI redeemed all outstanding 2016 Notes at a redemption price equal to 103.938% of the aggregate principal amount, plus accrued and unpaid interest up to, but not including, the redemption date. Bondholders received payment in full consisting of principal in the amount of $200,000, redemption premium of $7,876 and accrued interest of $4,113. In connection with the redemption, the Company recorded a loss on early extinguishment of debt of approximately $15,464 comprised primarily of the redemption premium and the write-off of previously deferred financing costs.
Other Debt
In the first quarter of 2012, we repaid RMB 12,500 in aggregate principal amount of a China loan and the outstanding letter of credit in support of this debt was reduced by $1,000. In the second quarter of 2012, we repaid the remaining RMB 166,000 in aggregate principal amount of this China loan and the outstanding letter of credit of $28,200 in support of this debt was returned.
In May 2012, we entered into a new RMB 60,000 lending facility with a Chinese bank under which we have borrowed RMB 25,446 as of September 30, 2012. The facility requires graduated semi-annual principal payments through November 2014. In June 2012, we entered into a one-year RMB 50,000 term loan with another Chinese bank. A letter of credit in the amount of $6,500 was issued to support this term loan.

(6) Derivative Financial Instruments

During the nine months ended September 30, 2012, we have entered into and settled foreign currency forward contracts to hedge a portion of the net investment in one of our subsidiaries that is denominated in Euros. We did not have any derivative instruments as of December 31, 2011. The forward contracts provide for the sale of Euros for U.S. dollars. The forward contracts outstanding as of September 30, 2012 mature on various dates between December 2012 and May 2013. We have designated the forward contracts as qualified hedges in accordance with Accounting Standards Codification (“ASC”) 815, Derivatives and Hedging. During the three and nine months ended September 30, 2012, we recorded a loss associated with the forward contracts of approximately $489 and a gain of $1,208, respectively, in "other comprehensive (loss) income" on our Consolidated Statement of Operations and Comprehensive Income. The following table provides further information relating to the Company's foreign currency forward contracts at September 30, 2012.

	Location of Balance Sheet	Notional Amount	Weighted average exchange rate	Fair Value Asset (Liability)	Valuation Technique

Foreign currency forward contracts	Accrued Liabilities	€25,000	1.2797	$(238)	Level 2

In accordance with ASC 323, Investments - Equity Method and Joint Ventures, we record our share of a derivative instrument held by Lotterie Nazionali S.r.l., the operator of the Gratta e Vinci instant ticket lottery in Italy ("LNS") in which we have a 20% equity investment. Changes in the fair value of the derivative instrument are recorded by LNS within Other comprehensive income, in LNS' statement of comprehensive income. During the three and nine months ended September 30, 2012, we recorded a gain, net of tax, associated with our share of this derivative instrument of $168 and a loss, net of tax, of $29, respectively, in "other comprehensive (loss) income" on our Consolidated Statement of Operations and Comprehensive Income and our "Equity Investments" on our Consolidated Balance Sheet as of September 30, 2012.

(7) Intangible Assets and Goodwill

Subsequent to the filing of our 2011 Annual Report on Form 10-K, we adjusted the estimated fair values of certain of the assets acquired as part of our acquisition of Barcrest Group Limited ("Barcrest") on September 23, 2011 to reflect new information obtained about facts and circumstances that existed as of the acquisition date that, if known, would have affected the amounts recognized as of that date. The adjustments resulted in an increase in goodwill of approximately $2,040, and an increase in other assets of approximately of approximately $1,490, a decrease in inventory of approximately $1,970, a decrease in the current portion of deferred income taxes of approximately $1,090 and a decrease in prepaid expenses, deposits and other current assets of approximately $470. We have applied the adjustment retrospectively to the Consolidated Balance Sheet as of December 31, 2011.

The following presents certain information regarding our intangible assets as of September 30, 2012 and December 31, 2011. Amortizable intangible assets are being amortized on a straight-line basis over their estimated useful lives with no estimated residual values.

Intangible Assets	Gross Carrying Amount	Accumulated Amortization	Net Balance
Balance as of September 30, 2012
Amortizable intangible assets:
Patents	$13,581	$5,900	$7,681
Customer lists	41,268	24,000	17,268
Licenses	83,924	64,353	19,571
Intellectual property	24,154	19,692	4,462
Lottery contracts	1,500	1,271	229
Non-compete	426	37	389
	164,853	115,253	49,600
Non-amortizable intangible assets:
Trade name	39,754	2,118	37,636
Total intangible assets	$204,607	$117,371	$87,236
Balance as of December 31, 2011
Amortizable intangible assets:
Patents	$12,941	$5,260	$7,681
Customer lists	35,742	20,511	15,231
Licenses	78,556	56,706	21,850
Intellectual property	23,335	18,102	5,233
Lottery contracts	1,500	1,195	305
Non-compete	—	—	—
	152,074	101,774	50,300
Non-amortizable intangible assets:
Trade name	38,677	2,118	36,559
Total intangible assets	$190,751	$103,892	$86,859

The intangible amortization expense for the three and nine months ended September 30, 2012 was approximately $4,700 and $13,100, respectively. The intangible amortization expense for the three and nine months ended September 30, 2011 was approximately $3,800 and $11,300, respectively.

The table below reconciles the change in the carrying amount of goodwill, by reporting segment, from December 31, 2011 to September 30, 2012.

Goodwill	Printed Products	Lottery Systems	Gaming	Totals
Balance as of December 31, 2011	$334,120	$186,620	$247,653	$768,393
Acquisitions	5,118	9,913	3,490	18,521
Foreign currency adjustments	1,169	(434)	9,975	10,710
Balance as of September 30, 2012	$340,407	$196,099	$261,118	$797,624

(8) Pension and Other Post-Retirement Plans

We have defined benefit pension plans for our U.K.-based union employees and certain Canadian-based employees (the “U.K. Plan” and the “Canadian Plan,” respectively). Retirement benefits under the U.K. Plan are generally based on an employee’s average compensation over the two years preceding retirement. In the third quarter, we remeasured the U.K. Plan valuation as a result of a plan amendment which resulted in a decrease to our pension benefit obligation of $5,825. As a result of the amendment, the U.K. Plan is closed to new participants and pensionable earnings used to calculate retirement benefits are limited to a 2% annual increase, while the plan is less than 100% funded. Retirement benefits under the Canadian Plan are generally based on the number of years of credited service. Our policy is to fund the minimum contribution permissible by the applicable regulatory authorities.

The following table sets forth the combined amount of net periodic benefit cost recognized for the three and nine months ended September 30, 2012 and 2011:

	Three Months Ended		Nine Months Ended
	September 30,		September 30,
	2012	2011	2012	2011
Components of net periodic pension benefit cost:
Service cost	$428	$589	$1,564	$1,512
Interest cost	1,135	1,114	3,429	3,461
Expected return on plan assets	(1,436)	(1,161)	(3,890)	(3,485)
Amortization of actuarial gains	135	95	637	284
Amortization of prior service costs	(113)	(54)	(151)	(59)
Net periodic cost	$149	$583	$1,589	$1,713

We have a 401(k) plan for U.S.-based employees. We contribute 37.5 cents on the dollar for the first 6% of participant contributions for a match of up to 2.25% of eligible compensation.

(9) Income Taxes
The effective tax rates of (23.3)% and (114.6)%, respectively, for the three months ended September 30, 2012 and 2011 and the effective tax rates of (53.9)% and 145.5%, respectively, for the nine months ended September 30, 2012 and 2011 were determined using an estimated annual effective tax rate and after considering any discrete items for such periods. Due to a valuation allowance against our U.S. deferred tax assets, the effective tax rate for the three and nine months ended September 30, 2012 and 2011 does not include the benefit of the current year U.S. tax loss. Income tax expense for the three and nine months ended September 30, 2012 and 2011 is primarily due to income tax expense in foreign jurisdictions.

(10) Stockholders’ Equity

The following table sets forth the change in the number of shares of our Class A common stock outstanding during the nine months ended September 30, 2012 and during the fiscal year ended December 31, 2011:

	Nine Months Ended	Twelve Months Ended
	September 30, 2012	December 31, 2011
Shares outstanding as of beginning of period	92,433	91,725
Shares issued as part of equity-based compensation plans and the Employee Stock Purchase Plan (“ESPP”), net of restricted stock units ("RSUs")	696	708
Shares repurchased into treasury stock	(6,422)	—
Shares outstanding as of end of period	86,707	92,433

During the nine months ended September 30, 2012, the Company repurchased 6,422 shares under its previously announced repurchase program for $47,401. From October 1, 2012 to November 2, 2012, the Company repurchased an additional 1,670 shares for $13,266.

(11) Stock-Based Compensation and Other Incentive Compensation

We offer stock-based compensation through the use of stock options and RSUs. We also offer an ESPP.
We grant stock options to employees and directors under our equity-based compensation plans with exercise prices that are not less than the fair market value of our common stock on the date of grant. The terms of the stock option and RSU awards, including the vesting schedule of such awards, are determined at our discretion subject to the terms of the applicable equity-based compensation plan.

Options granted over the last several years have generally been exercisable in four or five equal installments beginning on the first anniversary of the date of grant with a maximum term of ten years. RSUs typically vest in four or five equal installments beginning on the first anniversary of the date of grant or when certain performance targets are met. There are 13,500 shares of common stock authorized for awards under our 2003 Incentive Compensation Plan (the “Plan”) plus available shares from a pre-existing equity-based compensation plan, which plans were approved by our stockholders. We also have outstanding stock options granted as part of inducement stock option awards that are not required to be approved by stockholders, as permitted by applicable stock exchange rules. We record compensation expense for all stock options and RSUs based on the fair value of the award at the grant date and the applicable vesting schedule.
The Company may grant certain awards with respect to which vesting is contingent upon the Company achieving certain performance targets. Upon determining that the performance target is probable, the fair value of the award is recognized over the service period, subject to potential adjustment.
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
Stock Options
 A summary of the changes in stock options outstanding during the nine months ended September 30, 2012 is presented below:

	Number of Options	Weighted Average Remaining Contract Term (Years)	Weighted Average Exercise Price Per Share	Aggregate Intrinsic Value
Options outstanding as of December 31, 2011	3,868	8.3	$9.67	$3,876
Granted	10		11.10	—
Exercised	(4)		6.16	20
Canceled	—		—	—
Options outstanding as of March 31, 2012	3,874	8.1	$9.68	$10,735
Granted	—		—	—
Exercised	—		—	—
Canceled	—		—	—
Options outstanding as of June 30, 2012	3,874	7.9	$9.68	$1,050
Granted	10		7.27	—
Exercised	—		—	—
Canceled	—		—	—
Options outstanding as of September 30, 2012	3,884	7.6	$9.67	$699
Options exercisable as of September 30, 2012	938	5.5	$12.42	$317

The weighted average grant date fair value of options granted during the three months ended September 30, 2012 was $3.80. No options were granted during the three months ended June 30, 2012 and the weighted average grant date fair value of options granted during the three months ended March 31, 2012 was $5.81. For the three and nine months ended September 30, 2012, we recognized stock-based compensation expense of approximately $900 and $2,900, respectively, related to the vesting of stock options and the related tax benefit of approximately $340 and $1,100, respectively, prior to consideration of any valuation allowance recorded against the tax benefit. For the three and nine months ended September 30, 2011, we recognized stock-based compensation expense of approximately $1,500 and $4,900, respectively, related to the vesting of stock options and the related tax benefit of approximately $600 and $1,800, respectively, prior to consideration of any valuation allowance recorded against the tax benefit.

As of September 30, 2012, we had unrecognized compensation expense of approximately $8,900 relating to stock option awards that will be amortized over a weighted average period of approximately two years.

Restricted Stock Units

A summary of the changes in RSUs outstanding during the nine months ended September 30, 2012 is presented below:

	Number of RSUs	Weighted Average Grant Date Fair Value Per RSU
Unvested units as of December 31, 2011	4,771	$10.49
Granted	1,534	12.62
Vested	(660)	13.92
Canceled	(20)	12.02
Unvested units as of March 31, 2012	5,625	$10.66
Granted	130	8.80
Vested	(41)	19.91
Canceled	(30)	11.66
Unvested units as of June 30, 2012	5,684	10.55
Granted	17	7.44
Vested	(483)	8.72
Canceled	(2)	12.62
Unvested units as of September 30, 2012	5,216	$10.70

For the three and nine months ended September 30, 2012, we recognized stock-based compensation expense of approximately $4,900 and $14,500, respectively, related to the vesting of RSUs and the related tax benefit of approximately $1,860 and $5,520, respectively, prior to consideration of any valuation allowance recorded against the tax benefit. For the three and nine months ended September 30, 2011, we recognized stock-based compensation expense of approximately $4,100 and $10,300 related to the vesting of RSUs and the related tax benefit of approximately $1,600 and $3,900, respectively, prior to consideration of any valuation allowance recorded against the tax benefit.

As of September 30, 2012, we had unrecognized compensation expense of approximately $43,100 relating to RSUs that will be amortized over a weighted average period of approximately two years.

Other Incentive Compensation

In December 2010, the Company adopted a performance-based incentive compensation plan relating to our Asia-Pacific business ("the Asia-Pacific Plan"). The purpose of the Asia Pacific Plan is to provide an equitable and competitive compensation opportunity to certain key employees and consultants of the Company who are involved in the Company's operations in China (and potentially other jurisdictions in the Asia-Pacific region) (the "Asia-Pacific Business") and to promote the creation of long-term value for the Company's stockholders by directly linking Asia-Pacific Plan participants' compensation under the plan to the appreciation in value of such business. Each participant will be eligible to receive a cash payment following the end of 2014 equal to a pre-determined share of an Asia-Pacific Business incentive compensation pool. The incentive compensation pool will equal a certain percentage of the growth in the value of the Asia-Pacific Business over four years, calculated in the manner provided under the Asia-Pacific Plan and subject to a cap of (1) $35 million, in the event an Asia-Pacific Business liquidity event does not occur by December 31, 2014 or (2) $50 million, in the event an Asia-Pacific Business liquidity event occurs by December 31, 2014. An "Asia-Pacific Business liquidity event" means an initial public offering of at least 20% of the Asia-Pacific Business or a strategic investment by a third-party to acquire at least 20% of the Asia-Pacific Business, in each case, that is approved by the Company. As of September 30, 2012, we have recorded an accrual included in Other long-term liabilities of $2,652 related to the Asia-Pacific Plan.

(12) Reportable Segment Information
We report our operations in three business segments: Printed Products, Lottery Systems and Gaming. In evaluating financial performance of our reportable segments, we focus on operating income as a segment’s measure of profit or loss. Segment operating income is income before unallocated corporate expenses, interest expense, earnings from equity investments, loss on early extinguishment of debt, other (income) expense and income taxes. The accounting policies of the reportable segments are the same as those described in our summary of significant accounting policies.
    The following tables set forth financial information for the three and nine months ended September 30, 2012 and 2011 by reportable segments. Corporate expenses and corporate depreciation and amortization are not allocated to the reportable segments and are presented as unallocated corporate expenses.

	Three Months Ended September 30, 2012
	Printed Products	Lottery Systems	Gaming	Total
Revenue:
Instant tickets	$124,434	$—	$—	$124,434
Services	—	49,391	33,231	82,622
Sales	2,932	12,469	5,020	20,421
Total revenue	127,366	61,860	38,251	227,477
Cost of instant tickets (1)	73,085	—	—	73,085
Cost of services (1)	—	27,852	15,095	42,947
Cost of sales (1)	1,844	6,997	3,943	12,784
Selling, general and administrative	11,430	6,241	8,629	26,300
Employee termination and restructuring	287	—	1,543	1,830
Depreciation and amortization	10,426	11,877	16,788	39,091
Segment operating income (loss)	$30,294	$8,893	$(7,747)	$31,440
Unallocated corporate expenses				(18,233)
Consolidated operating income				$13,207

(1) Exclusive of depreciation and amortization.

	Three Months Ended September 30, 2011
	Printed Products	Lottery Systems	Gaming	Total
Revenue:
Instant tickets	$126,693	$—	$—	$126,693
Services	—	49,944	31,485	81,429
Sales	2,953	9,640	2,024	14,617
Total revenue	129,646	59,584	33,509	222,739
Cost of instant tickets (1)	71,785	—	—	71,785
Cost of services (1)	—	26,899	15,663	42,562
Cost of sales (1)	1,906	6,813	1,613	10,332
Selling, general and administrative	13,029	6,626	4,238	23,893
Employee termination and restructuring	—	—	1,030	1,030
Depreciation and amortization	8,177	11,939	7,744	27,860
Segment operating income	$34,749	$7,307	$3,221	$45,277
Unallocated corporate expenses				(23,901)
Consolidated operating income				$21,376

(1) Exclusive of depreciation and amortization.

	Nine Months Ended September 30, 2012
	Printed Products	Lottery Systems	Gaming	Total
Revenue:
Instant tickets	$367,385	$—	$—	$367,385
Services	—	153,511	108,032	261,543
Sales	8,177	37,446	16,808	62,431
Total revenue	375,562	190,957	124,840	691,359
Cost of instant tickets (1)	211,468	—	—	211,468
Cost of services (1)	—	84,174	49,905	134,079
Cost of sales (1)	5,245	23,681	15,023	43,949
Selling, general and administrative	34,289	19,492	22,615	76,396
Employee termination and restructuring	4,794	—	5,957	10,751
Depreciation and amortization	31,242	35,953	41,201	108,396
Segment operating income (loss)	$88,524	$27,657	$(9,861)	$106,320
Unallocated corporate expenses				(61,779)
Consolidated operating income				$44,541

(1) Exclusive of depreciation and amortization.

	Nine Months Ended September 30, 2011
	Printed Products	Lottery Systems	Gaming	Total
Revenue:
Instant tickets	$370,972	$—	$—	$370,972
Services	—	150,356	86,916	237,272
Sales	6,810	22,447	2,142	31,399
Total revenue	377,782	172,803	89,058	639,643
Cost of instant tickets (1)	211,151	—	—	211,151
Cost of services (1)	—	79,087	43,857	122,944
Cost of sales (1)	4,150	15,585	1,648	21,383
Selling, general and administrative	36,521	16,422	10,800	63,743
Employee termination and restructuring	—	—	1,030	1,030
Depreciation and amortization	24,745	35,185	27,581	87,511
Segment operating income	$101,215	$26,524	$4,142	$131,881
Unallocated corporate expenses				(67,288)
Consolidated operating income				$64,593

(1) Exclusive of depreciation and amortization.

The following table provides a reconciliation of reportable segment operating income to net (loss) income before income taxes for each period:

	Three Months Ended		Nine Months Ended
	September 30,		September 30,
	2012	2011	2012	2011
Reportable segment operating income	$31,440	$45,277	$106,320	$131,881
Unallocated corporate expenses	(18,233)	(23,901)	(61,779)	(67,288)
Consolidated operating income	13,207	21,376	44,541	64,593
Interest expense	25,990	26,297	75,073	79,161
Earnings from equity investments	(5,702)	(8,895)	(21,462)	(27,469)
Loss on early extinguishment of debt	15,464	4,185	15,464	4,185
Other (income) expense, net	(537)	1,711	93	(159)
Net (loss) income before income taxes	$(22,008)	$(1,922)	$(24,627)	$8,875

(13) Restructuring Plans

Gaming segment

In January 2012, following a comprehensive strategic review, we announced our exit from the Barcrest analog terminal business in order to focus our game design and other resources solely on our digital server-based supply model. We also reorganized the Games Media Limited business to more effectively capitalize on the Barcrest acquisition. We recorded approximately $1,500 of employee termination and restructuring costs associated with the reorganization in the three months ended September 30, 2012, including approximately $1,100 resulting from vacating additional facilities. We recorded approximately $6,000 of employee termination and restructuring costs associated with the reorganization in the nine months ended September 30, 2012. We currently do not expect to incur additional material costs or accelerated depreciation related to this reorganization.

Printed Products segment
Following a strategic review of our Printed Products business, we commenced a reorganization plan on April 18, 2012 to cease all printing and finishing activities at our Australia facility during the second half of 2012 and begin printing instant tickets for customers in this region at our other manufacturing plants. During the third quarter of 2012, we migrated printing for our customers in this region to our other manufacturing facilities. We recorded approximately $300 and $4,800 of employee termination and other restructuring costs associated with the reorganization for the three and nine months ended September 30, 2012, respectively. In addition, we recorded approximately $1,900 and $3,400 of accelerated depreciation for equipment related to this reorganization for the three and nine months ended September 30, 2012, respectively. We currently do not expect to incur additional material costs or accelerated depreciation related to this reorganization.

A summary of the employee termination and other restructuring costs recognized for the nine months ended September 30, 2012 is set forth below:

	Employee termination costs	Other restructuring costs	Total
Balance as of December 31, 2011	$—	$—	$—
Restructuring costs additions	2,797	78	2,875
Cash Payments	(1,901)	—	(1,901)
Balance as of March 31, 2012	896	78	974

Restructuring cost additions	4,098	1,948	6,046
Cash Payments	(1,899)	(388)	(2,287)
Balance as of June 30, 2012	$3,095	$1,638	$4,733

Restructuring cost additions	485	1,345	1,830
Cash Payments	(70)	(206)	(276)
Balance as of September 30, 2012	$3,510	$2,777	$6,287

(14) Acquisitions
On June 7, 2012, we acquired ADS/Technology and Gaming, Ltd. ("ADS") for £3,450, subject to certain adjustments. ADS provides maintenance and other services for licensed betting offices in the U.K. We have integrated ADS into our existing Gaming business. We expect that the acquisition will allow us to expand our service offering. Approximately £2,200 of the £3,450 purchase price was in excess of the preliminary fair value of the acquired net assets and has been allocated to Goodwill. The operating results of ADS have been included in our Gaming segment and have been consolidated in our results of operations since the date of acquisition. Had the operating results of ADS been included as if the transaction was consummated on January 1, 2012, our pro forma results of operations for the nine months ended September 30, 2012 would not have been materially different.
On June 8, 2012, we acquired the equity interests of Provoloto for approximately $9,720, subject to certain adjustments, including an estimated earn-out payable to the sellers of approximately $2,000 contingent on the future performance of the acquired business. Provoloto develops and distributes instant lottery tickets and manages instant ticket lotteries for Mexican charities. We expect this acquisition to strengthen our presence in Latin America and create a platform for further expansion in the region. Approximately $5,100 of the $9,720 purchase price was in excess of the preliminary fair value of the acquired net assets and has been allocated to Goodwill. The operating results of Provoloto have been included in our Printed Products segment and have been consolidated in our results of operations since the date of acquisition. Had the operating results of Provoloto been included as if the transaction was consummated on January 1, 2012, our pro forma results of operations for the nine months ended September 30, 2012 would not have been materially different.
On July 19, 2012, we acquired substantially all of the assets of Parspro.com ehf ("Parspro") for approximately $11,800, subject to certain adjustments. Parspro is a provider of sports betting systems and related products via point of sale terminals, the internet and mobile devices. Approximately $9,900 of the $11,800 purchase price was in excess of the preliminary fair value of the acquired net assets and has been allocated to Goodwill. The acquired assets include technology that we expect to integrate into our Lottery Systems business and our interactive games platform as part of an expanded service offering to lottery customers. Had the operating results of Parspro been included as if the transaction was consummated on January 1, 2012, our pro forma results of operations for the nine months ended September 30, 2012 would not have been materially different.

(15) Litigation

From time to time, in the normal course of its operations, we are a party to litigation matters and claims. The results of complex legal proceedings are difficult to predict and our view of these matters may change in the future as the litigation and events related thereto unfold. We expense legal fees as incurred. We record a provision for contingent losses when it is both probable that a liability will be incurred and the amount or range of the loss can be reasonably estimated.

Our subsidiary, SGI, owned a minority interest in Wintech de Colombia S.A., or Wintech (now liquidated), which formerly operated the Colombian national lottery under contract with Empresa Colombiana de Recursos para la Salud, S.A. (together with its successor agencies, "Ecosalud"), an agency of the Colombian government. The contract provided for a penalty against Wintech, SGI and the other shareholders of Wintech of up to $5,000 if certain levels of lottery sales were not achieved. In addition, SGI delivered to Ecosalud a $4,000 surety bond as a further guarantee of performance under the contract. Wintech started the instant lottery in Colombia, but, due to difficulties beyond its control, including, among other factors, social and political unrest in Colombia, frequently interrupted telephone service and power outages, and competition from another lottery being operated in a province of Colombia that we believe was in violation of Wintech's exclusive license from Ecosalud, the projected sales level was not met for the year ended June 30, 1993.
In 1993, Ecosalud issued a resolution declaring that the contract was in default. In 1994, Ecosalud issued a liquidation resolution asserting claims for compensation and damages against Wintech, SGI and other shareholders of Wintech for, among other things, realization of the full amount of the penalty, plus interest, and the amount of the bond. SGI filed separate actions opposing each resolution with the Tribunal Contencioso of Cundinamarca in Colombia (the “Tribunal”), which upheld both resolutions. SGI appealed each decision to the Council of State. On May 25, 2012, the Council of State upheld the authority of Ecosalud to issue the resolutions, which decision was published on August 28, 2012. As a result of such decision, the Council of State will consider the merits of the claims set forth in the liquidation resolution in due course.
On June 4, 1999, Ecosalud filed a collection proceeding against SGI to enforce the liquidation resolution and recover the claimed damages. In July 2002, the Tribunal denied SGI's preliminary motion to dismiss the collection proceeding and the decision was upheld on appeal. SGI's procedural defense motion was also denied. As a result of these decisions, the collection proceeding will be heard in due course on its merits by the Tribunal and an appeal stage will be available.
SGI believes it has various defenses on the merits against Ecosalud's claims. Although we believe these claims will not result in a material adverse effect on our consolidated financial position or results of operations, it is not feasible to predict the final outcome, and there can be no assurance that these claims will not ultimately be resolved adversely to us or result in material liability.
On April 16, 2012, certain video lottery terminals operated by SNAI S.p.a. ("SNAI") in Italy and supplied by Barcrest erroneously printed what appeared to be winning jackpot and other tickets. SNAI has stated, and system data confirms, that no jackpots were actually won on that day. The terminals were deactivated pending a review by the Italian regulatory authority of the cause of the incident. We understand that the Italian regulatory authority has decided to revoke the certification of the version of the gaming system that Barcrest provided to SNAI, and has initiated proceedings, but not yet rendered a decision, to revoke the concession SNAI relies upon to operate video lottery terminals in Italy. We also understand that there is a right to appeal the Italian regulatory authority's decision.
In October 2012, SNAI filed a lawsuit in Italy against Barcrest and The Global Draw Limited, our subsidiary which acquired Barcrest from IGT-UK Group Limited, claiming liability based on breach of contract and tort. The lawsuit seeks to terminate SNAI's agreement with Barcrest and damages arising from the deactivation of the terminals, including among other things, lost profits, expenses and costs, potential awards to players who have sought to enforce what appeared to be winning jackpot and other tickets, compensation sought by managers of the gaming locations where SNAI video lottery terminals supplied by Barcrest were installed, damages to commercial reputation and any future damages arising from SNAI's potential loss of its concession or inability to obtain a new concession. While we believe we have meritorious defenses and potential third party recoveries, we are still in the process of evaluating the lawsuit and cannot currently predict the outcome of this matter.

(16) Financial Information for Guarantor Subsidiaries and Non-Guarantor Subsidiaries

We conduct substantially all of our business through our domestic and foreign subsidiaries. SGI’s obligations under the Credit Agreement, the 2020 Notes and the 2019 Notes are fully and unconditionally and jointly and severally guaranteed by Scientific Games Corporation (the “Parent Company”) and our 100%-owned domestic subsidiaries other than SGI (the “Guarantor Subsidiaries”). Our 2018 Notes, which were issued by the Parent Company, are fully and unconditionally and jointly and severally guaranteed by our 100% owned domestic subsidiaries, including SGI.

Presented below is condensed consolidated financial information for (i) the Parent Company, (ii) SGI, (iii) the Guarantor Subsidiaries and (iv) our 100%-owned foreign subsidiaries and our non-100%-owned domestic and foreign subsidiaries (collectively, the “Non-Guarantor Subsidiaries”) as of September 30, 2012 and December 31, 2011 and for the three and nine months ended September 30, 2012 and 2011. The condensed consolidating financial information has been presented to show the nature of assets held, results of operations and cash flows of the Parent Company, SGI, the Guarantor

Subsidiaries and the Non-Guarantor Subsidiaries assuming the guarantee structures of the Credit Agreement, the 2020 Notes, the 2019 Notes and the 2018 Notes were in effect at the beginning of the periods presented.

The condensed consolidated financial information reflects the investments of the Parent Company in the Guarantor and Non-Guarantor Subsidiaries using the equity method of accounting. Corporate interest and administrative expenses have not been allocated to the subsidiaries.

SCIENTIFIC GAMES CORPORATION AND SUBSIDIARIES
SUPPLEMENTAL CONDENSED CONSOLIDATING BALANCE SHEET
As of September 30, 2012

	Parent Company	SGI	Guarantor Subsidiaries	Non-Guarantor Subsidiaries	Eliminating Entries	Consolidated
Assets
Cash and cash equivalents	$60,907	$137	$—	$76,560	$(1,650)	$135,954
Accounts receivable, net	—	53,100	39,351	88,356	—	180,807
Inventories	—	24,748	15,695	47,349	—	87,792
Notes receivable	10,300	—	—	—	—	10,300
Other current assets	8,366	5,592	6,078	27,203	—	47,239
Property and equipment, net	4,894	160,490	34,011	197,005	—	396,400
Investment in subsidiaries	545,641	782,243	—	816,416	(2,144,300)	—
Goodwill	—	273,656	78,618	445,350	—	797,624
Intangible assets	—	41,168	22,963	23,105	—	87,236
Intercompany balances	—	—	274,434	—	(274,434)	—
Other assets	64,792	19,905	13,804	358,797	(2,615)	454,683
Total assets	$694,900	$1,361,039	$484,954	$2,080,141	$(2,422,999)	$2,198,035
Liabilities and stockholders’ equity
Current installments of long-term debt	$—	$6,280	$—	$8,698	$—	$14,978
Other current liabilities	25,872	55,576	33,470	98,650	(1,642)	211,926
Long-term debt, excluding current installments	250,000	1,200,653	—	3,435	—	1,454,088
Other non-current liabilities	5,101	42,971	11,890	56,944	—	116,906
Intercompany balances	13,790	36,990	—	223,673	(274,453)	—
Stockholders’ equity	400,137	18,569	439,594	1,688,741	(2,146,904)	400,137
Total liabilities and stockholders’ equity	$694,900	$1,361,039	$484,954	$2,080,141	$(2,422,999)	$2,198,035

SCIENTIFIC GAMES CORPORATION AND SUBSIDIARIES
SUPPLEMENTAL CONDENSED CONSOLIDATING BALANCE SHEET
As of December 31, 2011

	Parent Company	SGI	Guarantor Subsidiaries	Non-Guarantor Subsidiaries	Eliminating Entries	Consolidated
Assets
Cash and cash equivalents	$24,042	$56	$—	$81,482	$(1,178)	$104,402
Accounts receivable, net	—	53,531	41,238	87,698	—	182,467
Inventories	—	23,714	16,884	39,144	—	79,742
Notes receivable	—	—	—	—	—	—
Other current assets	8,699	3,409	5,117	21,720	—	38,945
Property and equipment, net	3,522	166,637	36,028	220,301	—	426,488
Investment in subsidiaries	551,256	721,909	—	909,379	(2,182,544)	—
Goodwill	—	273,656	78,618	416,119	—	768,393
Intangible assets	—	41,520	25,849	19,490	—	86,859
Intercompany balances	125,440	—	231,357	—	(356,797)	—
Other assets	17,002	82,748	12,265	368,701	(6,101)	474,615
Total assets	$729,961	$1,367,180	$447,356	$2,164,034	$(2,546,620)	$2,161,911
Liabilities and stockholders’ equity
Current installments of long-term debt	$—	$6,280	$—	$19,911	$—	$26,191
Other current liabilities	31,231	56,050	30,140	94,692	(1,211)	210,902
Long-term debt, excluding current installments	250,000	1,104,884	—	9,592	—	1,364,476
Other non-current liabilities	5,016	38,772	13,427	59,413	—	116,628
Intercompany balances	—	71,603	—	285,162	(356,765)	—
Stockholders’ equity	443,714	89,591	403,789	1,695,264	(2,188,644)	443,714
Total liabilities and stockholders’ equity	$729,961	$1,367,180	$447,356	$2,164,034	$(2,546,620)	$2,161,911

SCIENTIFIC GAMES CORPORATION AND SUBSIDIARIES
SUPPLEMENTAL CONDENSED CONSOLIDATING STATEMENT OF INCOME AND COMPREHENSIVE INCOME
Three Months Ended September 30, 2012

	Parent Company	SGI	Guarantor Subsidiaries	Non-Guarantor Subsidiaries	Eliminating Entries	Consolidated
Revenue	$—	$103,225	$14,005	$110,873	$(626)	$227,477
Cost of instant tickets, cost of services and cost of sales (1)	—	34,172	37,000	59,359	(1,715)	128,816
Selling, general and administrative	15,504	12,596	3,354	13,669	(740)	44,383
Employee termination and restructuring	—	—	—	1,830	—	1,830
Depreciation and amortization	150	7,803	4,996	26,292	—	39,241
Operating (loss) income	(15,654)	48,654	(31,345)	9,723	1,829	13,207
Interest expense	5,308	20,439	—	243	—	25,990
Other (income) expense, net	(1,655)	58,177	(45,292)	(3,834)	1,829	9,225
Income (loss) before equity in income of subsidiaries, and income taxes	(19,307)	(29,962)	13,947	13,314	—	(22,008)
Equity in income (loss) of subsidiaries	(4,202)	13,741	—	—	(9,539)	—
Income tax expense	3,624	32	—	1,469	—	5,125
Net (loss) income	$(27,133)	$(16,253)	$13,947	$11,845	$(9,539)	$(27,133)

Other comprehensive (loss) income	27,020	(204)	—	27,141	(26,937)	27,020
Comprehensive (loss) income	$(113)	$(16,457)	$13,947	$38,986	$(36,476)	$(113)

(1) Exclusive of depreciation and amortization.

SCIENTIFIC GAMES CORPORATION AND SUBSIDIARIES
SUPPLEMENTAL CONDENSED CONSOLIDATING STATEMENT OF INCOME AND COMPREHENSIVE INCOME
Three Months Ended September 30, 2011

	Parent Company	SGI	Guarantor Subsidiaries	Non-Guarantor Subsidiaries	Eliminating Entries	Consolidated
Revenue	$—	$95,742	$19,976	$107,357	$(336)	$222,739
Cost of instant tickets, cost of services and cost of sales (1)	—	29,288	39,379	57,417	(1,405)	124,679
Selling, general and administrative	15,476	14,710	2,404	15,096	(26)	47,660
Employee termination and restructuring costs	—	—	—	1,030	—	1,030
Depreciation and amortization	134	7,449	4,734	15,677	—	27,994
Operating (loss) income	(15,610)	44,295	(26,541)	18,137	1,095	21,376
Interest expense	5,351	20,535	—	411	—	26,297
Other (income) expense, net	(529)	48,233	(46,473)	(5,325)	1,095	(2,999)
Income (loss) before equity in income of subsidiaries, and income taxes	(20,432)	(24,473)	19,932	23,051	—	(1,922)
Equity in income (loss) of subsidiaries	17,197	19,766	—	—	(36,963)	—
Income tax expense	889	(191)	—	1,504	—	2,202
Net (loss) income	$(4,124)	$(4,516)	$19,932	$21,547	$(36,963)	$(4,124)

Other comprehensive income (loss)	(51,892)	(1,081)	—	(50,265)	51,346	(51,892)
Comprehensive income (loss)	$(56,016)	$(5,597)	$19,932	$(28,718)	$14,383	$(56,016)

(1) Exclusive of depreciation and amortization.

SCIENTIFIC GAMES CORPORATION AND SUBSIDIARIES
SUPPLEMENTAL CONDENSED CONSOLIDATING STATEMENT OF INCOME AND COMPREHENSIVE INCOME
Nine Months Ended September 30, 2012

	Parent Company	SGI	Guarantor Subsidiaries	Non-Guarantor Subsidiaries	Eliminating Entries	Consolidated
Revenue	$—	$314,053	$34,155	$345,995	$(2,844)	$691,359
Cost of instant tickets, cost of services and cost of sales (1)	—	100,277	105,747	189,538	(6,066)	389,496
Selling, general and administrative	46,152	41,503	9,922	42,306	(2,157)	137,726
Employee termination and restructuring	—	—	—	10,751	—	10,751
Depreciation and amortization	448	22,691	17,689	68,017	—	108,845
Operating (loss) income	(46,600)	149,582	(99,203)	35,383	5,379	44,541
Interest expense	15,915	58,215	1	942	—	75,073
Other (income) expense, net	(4,869)	140,815	(135,004)	(12,226)	5,379	(5,905)
Income (loss) before equity in income of subsidiaries, and income taxes	(57,646)	(49,448)	35,800	46,667	—	(24,627)
Equity in income (loss) of subsidiaries	(30,198)	35,436	—	—	(5,238)	—
Income tax expense	(49,941)	58,275	—	4,942	—	13,276
Net income (loss)	$(37,903)	$(72,287)	$35,800	$41,725	$(5,238)	$(37,903)

Other comprehensive income (loss)	24,583	1,114	—	23,545	(24,659)	24,583
Comprehensive income (loss)	$(13,320)	$(71,173)	$35,800	$65,270	$(29,897)	$(13,320)

(1) Exclusive of depreciation and amortization.

SCIENTIFIC GAMES CORPORATION AND SUBSIDIARIES
SUPPLEMENTAL CONDENSED CONSOLIDATING STATEMENT OF INCOME AND COMPREHENSIVE INCOME
Nine Months Ended September 30, 2011

	Parent Company	SGI	Guarantor Subsidiaries	Non-Guarantor Subsidiaries	Eliminating Entries	Consolidated
Revenue	$—	$292,842	$45,774	$302,087	$(1,060)	$639,643
Cost of instant tickets, cost of services and cost of sales (1)	—	91,087	108,403	159,074	(3,086)	355,478
Selling, general and administrative	45,932	39,365	7,539	39,599	(1,795)	130,640
Employee termination and restructuring costs	—	—	—	1,030	—	1,030
Depreciation and amortization	390	22,562	14,343	50,607	—	87,902
Operating income (loss)	(46,322)	139,828	(84,511)	51,777	3,821	64,593
Interest expense	16,098	61,817	—	1,246	—	79,161
Other (income) expense, net	(2,748)	137,429	(139,710)	(22,235)	3,821	(23,443)
Income (loss) before equity in income of subsidiaries, and income taxes	(59,672)	(59,418)	55,199	72,766	—	8,875
Equity in income (loss) of subsidiaries	63,902	55,946	—	—	(119,848)	—
Income tax expense	8,267	(486)	8	5,123	—	12,912
Net (loss) income	$(4,037)	$(2,986)	$55,191	$67,643	$(119,848)	$(4,037)

Other comprehensive income (loss)	(3,018)	3,298	—	(5,590)	2,292	(3,018)
Comprehensive income (loss)	$(7,055)	$312	$55,191	$62,053	$(117,556)	$(7,055)

(1) Exclusive of depreciation and amortization.

SCIENTIFIC GAMES CORPORATION AND SUBSIDIARIES
SUPPLEMENTAL CONDENSED CONSOLIDATING STATEMENT OF CASH FLOWS
Nine Months Ended September 30, 2012

	Parent Company	SGI	Guarantor Subsidiaries	Non- Guarantor Subsidiaries	Eliminating Entries	Consolidated
Net cash (used in) provided by operating activities	$(37,200)	$1,041	$41,034	$103,011	$42	$107,928
Cash flows from investing activities:
Capital, lottery and gaming systems expenditures, other intangible assets and software expenditures	(1,895)	(23,174)	(12,542)	(42,415)	—	(80,026)
Business acquisitions, net of cash acquired	—	(1,000)	—	(22,989)	—	(23,989)
Other assets and investments	(193)	(20,820)	156	109,208	(71,636)	16,715
Net cash (used in) provided by investing activities	(2,088)	(44,994)	(12,386)	43,804	(71,636)	(87,300)
Cash flows from financing activities:
Net proceeds (payments) on long-term debt	—	95,290	—	(17,463)	—	77,827
Net redemptions of common stock under stock-based compensation plans	(4,797)	—	5	(71,650)	71,645	(4,797)
Payments of financing fees	—	(13,497)	—	—	—	(13,497)
Purchase of treasury stock	(47,401)	—	—	—	—	(47,401)
Other, principally intercompany balances	128,351	(37,773)	(29,126)	(61,401)	(51)	—
Net cash provided by (used in) financing activities	76,153	44,020	(29,121)	(150,514)	71,594	12,132
Effect of exchange rate changes on cash	—	14	—	(1,222)	—	(1,208)
Increase (decrease) in cash and cash equivalents	36,865	81	(473)	(4,921)	—	31,552
Cash and cash equivalents, beginning of period	24,042	56	2,379	77,925	—	104,402
Cash and cash equivalents, end of period	$60,907	$137	$1,906	$73,004	$—	$135,954

SCIENTIFIC GAMES CORPORATION AND SUBSIDIARIES
SUPPLEMENTAL CONDENSED CONSOLIDATING STATEMENT OF CASH FLOWS
Nine Months Ended September 30, 2011

	Parent Company	SGI	Guarantor Subsidiaries	Non- Guarantor Subsidiaries	Eliminating Entries	Consolidated
Net cash (used in) provided by operating activities	$(34,903)	$37,712	$48,075	$101,770	$(27)	$152,627
Cash flows from investing activities:
Capital, lottery and gaming systems expenditures, other intangible assets and software expenditures	(1,499)	(23,768)	(1,766)	(12,802)	—	(39,835)
Business acquisitions, net of cash acquired	—	—	—	(50,177)	—	(50,177)
Other assets and investments	(368)	(17,332)	(9,108)	(523,575)	472,613	(77,770)
Net cash (used in) provided by investing activities	(1,867)	(41,100)	(10,874)	(586,554)	472,613	(167,782)
Cash flows from financing activities:
Net payments on long-term debt	—	(4,710)	—	(1,522)	—	(6,232)
Net redemptions of common stock under stock-based compensation plans	(1,426)	—	20	470,235	(470,255)	(1,426)
Payments of financing fees	(67)	(9,119)	—	—	—	(9,186)
Other, principally intercompany balances	(2,974)	18,424	(38,555)	22,938	167	—
Net cash (used in) provided by financing activities	(4,467)	4,595	(38,535)	491,651	(470,088)	(16,844)
Effect of exchange rate changes on cash	(722)	(1,251)	—	(932)	(2,498)	(5,403)
Increase (decrease) in cash and cash equivalents	(41,959)	(44)	(1,334)	5,935	—	(37,402)
Cash and cash equivalents, beginning of period	62,639	150	2,279	59,213	—	124,281
Cash and cash equivalents, end of period	$20,680	$106	$945	$65,148	$—	$86,879

Item 2. Management’s Discussion and Analysis of Financial Condition and Results of Operations

The following Management's Discussion and Analysis of Financial Condition and Results of Operations (“MD&A”) is intended to enhance the reader's understanding of our operations and current business environment. This MD&A should be read in conjunction with our unaudited consolidated financial statements and accompanying notes included elsewhere in this Quarterly Report on Form 10-Q, as well as the “Management's Discussion and Analysis of Financial Condition and Results of Operations” for the fiscal year ended December 31, 2011 and the “Business” section included in our 2011 Annual Report on Form 10-K, for a more complete understanding of our financial condition and results of operations.

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

Business Overview
General
We are a leading global supplier of products and services to lotteries and a leading provider of technology and content to gaming operators worldwide. We also gain access to technology and pursue global expansion through strategic acquisitions and equity investments. We manage and report our operations in three business segments: Printed Products; Lottery Systems; and Gaming. Corporate expenses are not allocated to our reportable segments. See “Business Segment Results” below and Note 12 to the Consolidated Financial Statements included in this Quarterly Report on Form 10-Q for additional business segment information.
The discussion below highlights certain key drivers of our business and certain known trends, demands, commitments, events and uncertainties that have affected our recent, and may affect our future, financial and operating performance.
Our revenue is classified as instant ticket revenue, service revenue and sales revenue. Instant ticket revenue includes revenue related to our instant ticket fulfillment and services businesses, including our brand licensing and Properties Plus® businesses. Revenue generated from our sales of lottery systems, terminals, gaming terminals, gaming content and phone cards, which sales are typically non-recurring in nature and not subject to multi-year supply agreements, is categorized as sales revenue. All other revenue generated from Lottery Systems (including revenue from the validation of instant tickets and other systems management contracts) and Gaming is classified as service revenue.
We believe we are likely to continue to experience a highly competitive environment for domestic and international customer contracts in connection with bids, re-bids, extensions and renewals, which could lead to the loss of contracts, rate or volume reductions and additional service requirements in contracts that we win or retain. See the table “Business - Contract Procurement” in Item 1 of our 2011 Annual Report on Form 10-K for additional information regarding our customer contracts, including when they may become subject to re-bid, extension, or renewal. Our strategy to mitigate these industry trends includes working with our customers to grow their sales through a variety of methods including launching new products and services, implementing innovative technologies and marketing tools, and expanding retail distribution.
We derive approximately 52% of our annual revenue from sales to customers outside of the U.S. and are affected by fluctuations in foreign currency exchange rates, particularly the British Pound Sterling and Euro. The British Pound Sterling and the Euro represented, respectively, approximately $182 million, or 26.4%, and $41 million, or 5.9%, of our consolidated revenue for the nine months ended September 30, 2012. Historically, foreign currency fluctuations have impacted our revenue more than our expenses, as a significant portion of our raw materials, such as paper and ink, are contracted for in U.S. dollars. We also have foreign currency exposure related to our equity investments denominated in British Pounds Sterling and Euros. Our earnings from our Euro-denominated equity investment in Lotterie Nazionali S.r.l ("LNS") were $14.0 million for the nine months ended September 30, 2012. When we refer to the impact of foreign currency exchange rate fluctuations, we are referring to the difference between the current period rates and the prior period rates applied to the current period activity.
We manage our foreign currency exchange risks on a global basis by (1) securing payment from our customers in the functional currency of the selling subsidiary when possible, (2) entering into foreign currency hedging contracts and (3) netting asset and liability exposures denominated in similar foreign currencies to the extent possible. Periodically, we enter into foreign currency exchange or other contracts to hedge the risk associated with certain firm sales commitments, net investments and certain assets and liabilities denominated in foreign currencies.
During 2012, we entered into foreign currency forward contracts to hedge a portion of the net investment in one of our subsidiaries that is denominated in Euros. These foreign currency forward contracts are described in Note 6 to the Consolidated Financial Statements included in this Quarterly Report on Form 10-Q.
Printed Products
Our Printed Products segment is primarily comprised of our global instant ticket lottery business. We generate revenue from the manufacture and sale of instant tickets, as well as the provision of value-added services such as game design, sales and marketing support, specialty games and promotions, inventory management and warehousing and fulfillment services. We also provide lotteries with cooperative service programs ("CSPs") to help them efficiently and effectively manage and support their operations to achieve higher retail sales and lower operating costs. Moreover, we provide licensed games, promotional entertainment and internet-based services to the lottery industry. Our U.S. instant ticket contracts typically have an initial term of three to five years and frequently include multiple renewal options for additional periods ranging from one to five years, which our customers have generally exercised in the past. We typically sell our instant lottery tickets for a price per thousand units (“PPK”) or for a fee equal to a percentage of the retail sales of the instant lottery tickets (“POS”). Under our CSP contracts we are typically paid on a POS basis. Some of our international customers purchase instant lottery tickets periodically rather than through multi-year supply contracts.
Retail sales of instant tickets can be a key performance indicator of our instant ticket revenue, although there may not always be a direct correlation between retail sales and our instant ticket revenue due to the type of contract (e.g., PPK versus POS or CSP contracts), the impact of changes in our customer contracts, the performance of our licensed properties business or other factors. Based on third-party data, our customers' total instant ticket lottery retail sales in the U.S. increased 8.9% and 10.3% for the three and nine months ended September 30, 2012, respectively, compared to the same periods in 2011. Most of our U.S. customers reported year-over-year growth in retail sales of instant tickets, which we believe was driven by a variety of factors, including lottery private management, product innovation, better instant ticket product management, prize payout increases and sales of higher price-point tickets.
Our licensed game contracts are generally game-specific and therefore short-term and non-recurring. Our instant ticket revenue may be negatively impacted to the extent we are unable to continue to win licensed game-specific or multi-state game contracts. There has been increased interest within the lottery industry in player loyalty programs, which we believe may result in growth opportunities for our Properties Plus® loyalty program, which features players clubs, reward programs, second chance promotional websites and interactive games. Recently, we signed an agreement with the North Carolina lottery for a new Properties Plus program and the Iowa Lottery extended the term of its existing Properties Plus loyalty program. The Tennessee lottery added our Points for Prizes® store to its player loyalty program in February 2012. The Missouri lottery awarded us a Properties Plus contract that commenced in August 2012 and the Kentucky lottery awarded us a Properties Plus contract that is expected to commence in late 2012 or early 2013.
We are the primary supplier of instant lottery tickets for LNS, which was awarded the concession to be the exclusive operator of the Italian Gratta e Vinci instant ticket lottery beginning on October 1, 2010. LNS succeeded Consorzio Lotterie Nazionali, a consortium comprised of essentially the same group that owns LNS, which held the prior concession. Over the life of the new concession, we expect that we will supply no less than 80% of LNS' instant ticket production requirements. Retail sales for LNS for the three and nine months ended September 30, 2012 declined by approximately 6.3% and 6.0%, respectively, compared to the prior-year periods, which we believe was due in part to a decline in consumer spending related to difficult economic conditions and tax increases. We also faced challenging year-over-year retail sales comparisons for the nine months ended September 30, 2012 in light of the strong retail sales performance of the Italian instant ticket lottery during the prior-year period. We have seen some recent evidence of stabilization in the instant ticket business in Italy based on a number of weeks of improved performance in both September and October 2012.
Under a private management agreement with a department of the State of Illinois ("PMA"), Northstar Lottery Group, LLC ("Northstar"), in which we have a 20% equity investment, commenced operations as the private manager of the Illinois lottery on July 1, 2011. Under our CSP agreement with Northstar, we are responsible for the design, development, manufacturing, warehousing and distribution of instant lottery tickets and are compensated based on a percentage of retail sales. Illinois lottery instant ticket sales increased approximately 20% in the three months ended September 30, 2012. Our POS-based instant ticket revenue for the three and nine months ended September 30, 2012 reflected the commencement of our CSP agreement with Northstar on July 1, 2011.

Northstar is entitled to reimbursement on a monthly basis for most of its operating expenses under the PMA, although certain expenses of Northstar associated with managing the lottery are not reimbursable. Northstar is also entitled to receive annual incentive compensation payments from the State to the extent it is successful in increasing the lottery's net income above specified target levels, subject to a cap of 5% of the applicable year's net income. Northstar will be responsible for payments to the State to the extent such targets are not achieved, subject to a similar cap. The lottery net income levels set forth in Northstar's successful bid for the PMA were $851 million, $950 million, $980 million, $986 million and $1 billion for the five fiscal years ending June 30, 2012, 2013, 2014, 2015 and 2016, respectively, representing a compound annual growth rate in lottery net income of approximately 44%, including an approximate 27% increase in lottery net income in the first year.

These net income target levels are subject to upward or downward adjustment under certain circumstances in accordance with the terms of the PMA. Northstar may seek downward adjustments to the net income targets in the event certain actions of the State (or the federal government) have a material adverse effect on the lottery's net income and Northstar's ability to receive incentive compensation payments. On November 6, 2012, an arbitrator determined that Northstar is entitled to a $28.4 million downward adjustment to the net income target for the lottery's 2012 fiscal year and a $2.9 million downward adjustment to the net income target for the lottery's 2013 fiscal year. It is unclear at this time if these adjusted net income targets are final, and binding or subject to further review or adjustment. As of the date of this Quarterly Report on Form 10-Q, Northstar is unable to estimate, and therefore has not recorded, any amounts in respect of annual incentive compensation or net income shortfall payments for the three or nine months ended September 30, 2012.

As U.S. and international jurisdictions increasingly look towards lottery and gaming as a source to grow revenue, we believe there will be continued interest in pursuing an outsourcing model whereby the day-to-day management of lotteries are conducted by a third party, similar to the PMA model in Illinois. To the extent any of our lottery customers enter into a private management agreement, whether with us or another party, such lottery customers may choose to terminate their existing contract(s) with us as part of the transition to the private management model. The Indiana lottery recently awarded a private management agreement to another party and we subsequently filed a protest against the award. We cannot currently predict the outcome of the protest, or the impact of the award, on our existing Indiana instant ticket or lottery systems contracts. We recently agreed to assist the Commonwealth of Pennsylvania in its potential procurement of a private management agreement for the Pennsylvania lottery. Should the Commonwealth execute a private management agreement, we will continue in our current role as the exclusive provider of instant tickets and lottery systems and services in Pennsylvania through August 2017 and December 2018, respectively. In light of our role in the process, we will not be bidding for the private management agreement in Pennsylvania.
Following a strategic review of our global Printed Products business, we commenced a reorganization plan on April 18, 2012 to cease all printing and finishing activities at our Australia facility during the second half of 2012 and begin printing instant tickets for customers in this region at our other manufacturing plants. During the third quarter of 2012, we migrated printing for our customers in this region to our other manufacturing facilities. We recorded approximately $0.3 million and $4.8 million of employee termination and other restructuring costs associated with the reorganization for the three and nine months ended September 30, 2012, respectively. In addition, we recorded approximately $1.9 million and $3.4 million of accelerated depreciation expense related to this reorganization during the three and nine months ended September 30, 2012, respectively. We currently do not expect to incur additional material costs or accelerated depreciation related to this reorganization during the remainder of 2012.

On June 8, 2012, we acquired the equity interests of SG Provoloto, S. de R.L. de C.V. ("Provoloto") for approximately $9.7 million, subject to certain adjustments, including an estimated earn-out payable to the sellers of approximately $2.0 million contingent on the future performance of the acquired business. Provoloto develops and distributes instant lottery tickets and manages instant ticket lotteries for Mexican charities. We expect this acquisition to strengthen our presence in Latin America and create a platform for further expansion in the region. The operating results of Provoloto have been included in our Printed Products segment and have been consolidated in our results of operations since the date of acquisition. The acquisition is not expected to have a material impact on our results of operations for the remainder of 2012.

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

Based on third-party data, our Lottery Systems customers' total draw game retail sales in the U.S. increased 8.5% and 9.5% for the three and nine months ended September 30, 2012, respectively, compared to the same periods in 2011. Reflecting in part this improvement in retail sales, our Lottery Systems service revenue in the U.S. increased 8.9% and 9.5% for the three and nine months ended September 30, 2012, respectively, compared to the same periods in 2011. The level of jackpots of the Powerball® and Mega Millions® multi-state draw lottery games impact our service revenues. In 2011, U.S. lottery directors authorized certain changes to the Powerball game, including an increase in the ticket price to $2, which went into effect on January 15, 2012. The industry experienced the third largest Powerball jackpot in history ($336 million) and the largest Mega Millions jackpot in history ($656 million) during the nine months ended September 30, 2012. Our Lottery Systems service revenue is also impacted by retail sales of instant tickets where we provide instant ticket validation services as part of a lottery systems contract. Our Lottery Systems sales revenue is non-recurring in nature.
In June 2012, we executed a four-year extension of our contract to provide instant tickets and lottery systems and services to Loteria Electronica in Puerto Rico. In June 2012, we executed a one-year extension of our lottery systems contract with the Maine lottery.
We are the exclusive instant ticket validation network provider to the China Sports Lottery ("CSL"). The POS rate we receive under our China instant ticket validation contract decreased by 0.1% in January 2012 and is scheduled to decrease by an additional 0.1% in January 2014, in accordance with the contract. Instant ticket retail sales of the CSL decreased approximately 17.6% and 8.3% for the three and nine months ended September 30, 2012, respectively, compared to the same periods in 2011.

Based on third-party data, the lottery industry in China appears strong with total lottery sales growth of 6.6% and 20.0% for the three and nine months ended September 30, 2012, respectively, compared to the same periods in 2011. However, instant ticket sales declined by 17.6% and 8.3% for the three and nine months ended September 30, 2012, respectively, compared to the prior year periods, due to a number of factors, including competition from other lottery games. In addition, we believe the decline in instant ticket sales during 2012 reflected in part the product mix introduced in the first half of the year, which varied from our original plans due to delays in product approvals, along with slower than anticipated expansion of the retailer network. We have developed a series of remedial actions that we believe should slow down and ultimately reverse the recent trends; however, we believe it will take some time for these actions to take effect so that we may better capitalize on the long-term opportunity in China. To the extent we are not able to successfully implement these remedial actions and offset our CSL contract rate reductions by retail sales growth, our revenue and profitability may be adversely affected.

On April 7, 2012, we signed a five-year agreement in China to provide sales and distribution management services to the Hubei Sports Lottery. The agreement is similar to the CSP contracts we have with many of our North American and European customers. We expect that these services will assist the Hubei Sports Lottery in achieving higher retail sales and lower operating costs.

We entered into a contract, effective in December 2011, to design, implement and administer our sixth generation AEGIS-Video™ Central Management and Control System (CMCS) for the Illinois Gaming Board. Under the terms of the contract, we will provide real-time communication and control between every licensed video gaming terminal in the State of Illinois, as well as day-to-day management of the operation of the CMCS and service throughout the State. The contract was awarded through a competitive procurement process, has an initial term of six years and may be extended by mutual agreement for up to four additional years. Operations under the contract commenced on October 9, 2012. We currently expect that our results of operations will be impacted by this contract to a limited extent during the remainder of 2012 and to a more significant extent in 2013 as the deployment ramps up in Illinois.
During the three months ended September 30, 2012, we began selling our new ULTRATM multi-game video gaming terminal. We expect this new product to provide us with access to North American gaming machine sector and to complement our central monitoring and control systems business.

On July 19, 2012, we acquired substantially all of the assets of Parspro.com ehf ("Parspro") for approximately $11.8 million, subject to certain adjustments. Parspro is a provider of sports betting systems and related products via point of sale terminals, the internet and mobile devices. The acquired assets include technology that we expect to integrate into our Lottery Systems business and our interactive games platform as part of an expanded service offering to lottery customers. The operating results of Parspro have been included in our Lottery Systems segment and have been consolidated in our results of operations since the date of acquisition. The acquisition is not expected to have a material impact on our results of operations for the remainder of 2012.

Gaming

We are a leading provider of server-based gaming terminals and systems and other products and services to operators in the wide area gaming industry. Our Gaming segment supplies server-based gaming terminals, systems and game content primarily to bookmakers that operate licensed betting offices (“LBOs”) in the U.K. and increasingly to gaming operators outside the U.K. through our subsidiary, The Global Draw Limited ("Global Draw"). The LBO sector of the U.K. gaming industry is highly competitive and concentrated among a few operators. The Gaming segment also includes Barcrest Group Limited (“Barcrest”) and Games Media Limited (“Games Media”), leading suppliers of gaming terminals, systems and game content to pubs, bingo halls and arcades in the U.K. and continental Europe. We provide many of our Gaming customers with a turnkey offering, which typically includes gaming terminals, remote management of game content and management information, central computer systems, secure data communication and field support services. We develop our own game content and also supplement our offerings with content from third parties.

In our U.K. gaming terminal business, our compensation is typically based on gross win (i.e., amount bet less player winnings) generated by our gaming terminals (subject to certain adjustments as may be specified in a particular contract including adjustments for taxes and other fees). Our Gaming service revenue is therefore impacted by the size of our installed gaming terminal base and the gross win generated by our terminals.
Our gross win per terminal per day increased approximately 5.9% and 6.6% for the three and nine months ended September 30, 2012, respectively, compared to the same period in 2011. As of June 30, 2011, we completed the installation of gaming terminals for the entire Ladbrokes LBO estate in accordance with the contract awarded to us in 2010. In January 2012, William Hill PLC, a U.K. bookmaker, awarded a contract for the exclusive supply of gaming terminals to the bookmaker's entire LBO estate to one of our competitors. This contract took effect following the expiration of our gaming terminal supply contract. The loss of this contract impacted our results of operations in 2012. On October 5, 2012, we extended an agreement to continue as the sole provider of gaming terminals for The Gala Coral Group ("Coral"), a major U.K. bookmaker.
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
In January 2012, following a comprehensive strategic review, we announced our exit from the Barcrest analog amusement with prize ("AWP") terminal business in order to focus our game design and other resources solely on our digital server-based supply model. We also reorganized Games Media to more effectively capitalize on the Barcrest acquisition. We recorded approximately $1.5 million and $6.0 million of employee termination and restructuring costs associated with the reorganization for the three and nine months ended September 30, 2012, respectively. We currently do not expect to incur additional material employee termination or other restructuring costs or accelerated depreciation related to this reorganization during the remainder of 2012.
On June 7, 2012, we acquired ADS/Technology and Gaming, Ltd. ("ADS") for £3.5 million, subject to certain adjustments. ADS provides maintenance and other services for LBOs in the U.K. We have integrated the acquisition into our existing Gaming business. We expect that the acquisition will allow us to expand our service offering. The operating results of ADS have been included in our Gaming segment and have been consolidated in our results of operations since the date of acquisition. The acquisition is not expected to have a material impact on our results of operations for the remainder of 2012.
In late 2010, the U.K. government announced its intention to change the taxation of gaming machines by replacing the currently applicable amusement machine license duty and the value-added tax with a new machine games duty, or MGD, based on the gross win generated by a gaming machine. In a budget statement issued in March 2012, the U.K. government announced a standard MGD rate of 20% on gross win, effective February 1, 2013. These tax changes may negatively impact our gaming machine customers' businesses and, therefore, could impact our business in 2013.
On April 16, 2012, certain video lottery terminals operated by SNAI S.p.a. ("SNAI") in Italy and supplied by Barcrest erroneously printed what appeared to be winning jackpot and other tickets. SNAI has stated, and system data confirms, that no jackpots were actually won on that day. The terminals were deactivated pending a review by the Italian regulatory authority of the cause of the incident. We understand that the Italian regulatory authority has decided to revoke the certification of the version of the gaming system that Barcrest provided to SNAI, and has initiated proceedings, but not yet rendered a decision, to revoke the concession SNAI relies upon to operate video lottery terminals in Italy. We also understand that there is a right to appeal the Italian regulatory authority's decision. In October 2012, SNAI filed a lawsuit in Italy against Barcrest and Global Draw, our subsidiary which acquired Barcrest from IGT-UK Group Limited, claiming liability based on breach of contract and tort. See "Item 1. Legal Proceedings" under Part II below for further information regarding this lawsuit.

Recently Issued Accounting Guidance

In May 2011, the Financial Accounting Standards Board (the "FASB") issued guidance to clarify the intent of the application of existing fair value measurement and disclosure requirements and amend certain requirements for measuring fair value or for disclosing information about fair value measurements. The guidance limits the highest-and-best-use measure to nonfinancial assets, permits certain financial assets and liabilities with offsetting positions in market or counterparty credit risks to be measured at a net basis, and provides guidance on the applicability of premiums and discounts in fair value measurement. Additionally, for fair value measurements categorized within Level 3 of the fair value hierarchy, the guidance clarifies that quantitative disclosure about unobservable inputs should be disclosed and requires a description of the valuation processes and the sensitivity of the fair value measurements to changes in unobservable inputs and the interrelationships between those inputs. We adopted the guidance on January 1, 2012. The adoption did not have a material impact on our financial statements.

In June 2011, the FASB issued guidance on presentation of comprehensive income. The guidance eliminates the option to report other comprehensive income and its components in the statement of stockholders' equity. Instead, an entity is required to present net income and other comprehensive income either in one continuous statement or in two separate but consecutive statements. The guidance also requires presentation of reclassification adjustments from other comprehensive income to net income on the face of the financial statements. We adopted the guidance on January 1, 2012, resulting in a change in the presentation of comprehensive income for the three and nine months ended September 30, 2012 and 2011.
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

Three Months Ended September 30, 2012 Compared to Three Months Ended September 30, 2011

CONSOLIDATED RESULTS

			Variance for the
	Three Months Ended		Three Months Ended
	September 30,		September 30,
	2012	2011	2012 vs. 2011
	(in thousands)		(in millions)
Revenue:
Instant tickets	$124,434	$126,693	$(2.3)	(2)%
Services	82,622	81,429	1.2	1%
Sales	20,421	14,617	5.8	40%
Total revenue	227,477	222,739	4.7	2%
Operating expenses:
Cost of instant tickets (1)	73,085	71,785	1.3	2%
Cost of services (1)	42,947	42,562	0.4	1%
Cost of sales (1)	12,784	10,332	2.5	24%
Selling, general and administrative	44,383	47,660	(3.3)	(7)%
Employee termination and restructuring	1,830	1,030	0.8	78%
Depreciation and amortization	39,241	27,994	11.2	40%
Operating income	13,207	21,376	(8.2)	(38)%
Other (income) expense:
Interest expense	25,990	26,297	(0.3)	(1)%
Earnings from equity investments	(5,702)	(8,895)	3.2	(36)%
Loss on early extinguishment of debt	15,464	4,185	11.3	270%
Other (income) expense, net	(537)	1,711	(2.2)	131%
Total other expense	35,215	23,298	11.9	51%
Net loss before income taxes	(22,008)	(1,922)	(20.1)	n/m
Income tax expense	5,125	2,202	2.9	133%
Net loss	$(27,133)	$(4,124)	$(23.0)	n/m

(1) Exclusive of depreciation and amortization.

Revenue

Consolidated revenue reflected a decrease in instant ticket revenue and increases in both service and sales revenue. The decline in our instant ticket revenue reflected lower instant ticket revenue from our international PPK contracts and a decline in our licensed properties business largely due to challenging year-over-year comparisons in light of the successful launch of a multi-state licensed game in 2011, partially offset by higher revenue from our POS and CSP contracts and our U.S. PPK contracts. The increase in our service revenue reflected the acquisition of Barcrest in September 2011 as well as higher revenue from our U.K. LBO contracts. Our sales revenue reflected increased hardware and software sales to U.S. and international Lottery Systems customers and the acquisition of Barcrest. Revenue for the three months ended September 30, 2012 also reflected unfavorable foreign currency translation of approximately $5.0 million.

Cost of Revenue

Consolidated cost of revenue increased primarily as a result of higher revenues. Cost of instant tickets increased 2% due to a decline in our more profitable licensed properties business as compared to 2011. Cost of services increased 1% due to an increase in service revenue of 1%. Cost of sales increased as a result of an increase in sales revenue.

Selling, General and Administrative ("SG&A")

The decrease in SG&A primarily reflected a $4.5 million decrease in our accrual related to our Asia-Pacific business incentive compensation plan (the "Asia-Pacific Plan"), lower acquisition advisory fees of $1.1 million and lower contractual marketing commitments of $1.0 million. These decreases were partially offset by an increase in accounts receivable reserves of $2.4 million and incremental overhead expense from the acquisition of Barcrest of $1.5 million.

Employee Termination and Restructuring

Employee termination and restructuring costs of $1.8 million related to our exit from the Barcrest analog AWP business, the reorganization of Games Media to more effectively capitalize on the Barcrest acquisition and the reorganization of our printing operations in Australia.

Depreciation and Amortization

Depreciation and amortization expense increased due to $6.7 million of accelerated depreciation related to a write-down of gaming terminals, $1.9 million of accelerated depreciation of equipment related to the reorganization of our printing operations in Australia, and $1.6 million of incremental depreciation from the acquisition of Barcrest.

Other Income and Expense

Interest expense decreased primarily due to a decline in borrowing costs related to our variable interest rate debt and the expiration of our interest rate swap in October 2011.

Earnings from equity investments decreased primarily due to a decrease in earnings from our investment in LNS. The decrease in earnings from LNS was primarily due to a decline in instant ticket retail sales in Italy, which we believe reflected in part a decline in consumer spending related to difficult economic conditions and tax increases. We also faced challenging year-over-year comparisons in light of the unprecedented retail sales performance of the Italian instant ticket lottery during the prior-year period.

Loss on early extinguishment of debt increased due to the redemption of our 7.875% senior subordinated notes due 2016 ("2016 Notes") resulting in a charge of $15.5 million comprised primarily of the redemption premium and the write-off of previously deferred financing costs.

Other expense decreased principally due to a decrease in foreign exchange transaction expense.

Income Tax Expense

Income tax expense increased primarily due to additional U.S. tax expense arising from the deferred tax liability related to indefinite-lived intangibles that is required as a result of our valuation allowance. The effective income tax rates for the three months ended September 30, 2012 and 2011 were (23.3)% and (114.6)%, respectively. Due to a valuation allowance against our U.S. deferred tax assets, the effective tax rate for the three months ended September 30, 2012 and 2011 does not include the benefit of the current year U.S. tax loss.

BUSINESS SEGMENTS RESULTS

Printed Products

			Variance for the
	Three Months Ended		Three Months Ended
	September 30,		September 30,
	2012	2011	2012 vs. 2011
	(in thousands)		(in millions)
Revenue:
Instant tickets	$124,434	$126,693	$(2.3)	(2)%
Services	—	—	—	—
Sales	2,932	2,953	—	(1)%
Total revenue	127,366	129,646	(2.3)	(2)%
Operating expenses:
Cost of instant tickets (1)	73,085	71,785	1.3	2%
Cost of services (1)	—	—	—	—
Cost of sales (1)	1,844	1,906	(0.1)	(3)%
Selling, general and administrative	11,430	13,029	(1.6)	(12)%
Employee termination and restructuring	287	—	0.3	—
Depreciation and amortization	10,426	8,177	2.2	28%
Operating income	$30,294	$34,749	$(4.5)	(13)%

                   (1) Exclusive of depreciation and amortization.

Revenue

The decrease in instant ticket revenue was partially due to lower international PPK contract revenue of $3.2 million, primarily reflecting lower sales to LNS, contract revisions and the timing of orders. Instant ticket revenue also reflected a $6.2 million decline from our licensed properties business largely due to challenging year-over-year comparisons in light of the impact of the successful launch of a multi-state licensed game in 2011. These decreases were partially offset by higher U.S. and international POS and CSP contract revenue of $5.2 million, including from our CSP agreement with Northstar, and the acquisition of Provoloto, as well as a $3.4 million increase from our U.S. PPK contract revenue. Revenue for the three months ended September 30, 2012 also reflected unfavorable foreign currency translation of approximately $1.4 million.
Operating Income
Operating income decreased primarily due to lower revenue and higher depreciation expense of $2.2 million, including $1.9 million of accelerated depreciation expense related to the reorganization of our Australian operations. This decrease in operating income was partially offset by lower SG&A of $1.6 million principally due to a reduction in contractual marketing commitments and incentive compensation expense compared to the prior period.

Lottery Systems

			Variance for the
	Three Months Ended		Three Months Ended
	September 30,		September 30,
	2012	2011	2012 vs. 2011
	(in thousands)		(in millions)
Revenue:
Instant tickets	$—	$—	$—	—
Services	49,391	49,944	(0.6)	(1)%
Sales	12,469	9,640	2.8	29%
Total revenue	61,860	59,584	2.3	4%
Operating expenses:
Cost of instant tickets (1)	—	—	—	—
Cost of services (1)	27,852	26,899	1.0	4%
Cost of sales (1)	6,997	6,813	0.2	3%
Selling, general and administrative	6,241	6,626	(0.4)	(6)%
Depreciation and amortization	11,877	11,939	(0.1)	(1)%
Operating income	$8,893	$7,307	$1.6	22%

(1) Exclusive of depreciation and amortization.

Revenue

Lottery Systems service revenue, which was flat compared to the prior-year period, reflected higher U.S. service revenue of $2.7 million, including a large Powerball jackpot during the quarter and higher instant ticket validation revenue from our U.S. customers, offset by lower service revenue of $1.9 million from our China customers. The increase in Lottery Systems sales revenue reflected higher hardware and software sales to our U.S. and international customers. Revenue for the three months ended September 30, 2012 reflected unfavorable foreign currency translation of approximately $2.1 million.

Operating Income

Operating income increased primarily due to higher sales revenue from system sales.

Gaming

			Variance for the
	Three Months Ended		Three Months Ended
	September 30,		September 30,
	2012	2011	2012 vs. 2011
	(in thousands)		(in millions)
Revenue:
Instant tickets	$—	$—	$—	—
Services	33,231	31,485	1.7	6%
Sales	5,020	2,024	3.0	148%
Total revenue	38,251	33,509	4.7	14%
Operating expenses:
Cost of instant tickets (1)	—	—	—	—
Cost of services (1)	15,095	15,663	(0.6)	(4)%
Cost of sales (1)	3,943	1,613	2.3	144%
Selling, general and administrative	8,629	4,238	4.4	104%
Employee termination and restructuring	1,543	1,030	0.5	50%
Depreciation and amortization	16,788	7,744	9.0	117%
Operating (loss) income	$(7,747)	$3,221	$(11.0)	n/m

                 (1) Exclusive of depreciation and amortization.

Revenue

The increase in Gaming service revenue included $3.7 million from the acquisition of Barcrest. In addition, service revenue from our U.K. LBO customers increased $1.7 million due in part to higher gross win per terminal per day, partially offset by the impact of the loss of the William Hill contract. The increase in Gaming service revenue was also impacted by approximately $1.7 million of revenue that did not recur due to the closing of our Austrian over-the-counter business in 2011. The increase in sales revenue of $3.0 million reflected the acquisition of Barcrest. Revenue for the three months ended September 30, 2012 also reflected unfavorable foreign currency translation of approximately $1.5 million.
Operating Income

Operating income decreased due to higher SG&A principally due to a 2.4 million increase in accounts receivable reserves and $1.5 million of incremental overhead expense from the acquisition of Barcrest. Operating income was also impacted by an increase in depreciation expense of $9.0 million primarily due to $6.7 million of accelerated depreciation expense recorded for the write down of gaming terminals and $1.6 million of additional depreciation expense from the acquisition of Barcrest.

Nine Months Ended September 30, 2012 Compared to Nine Months Ended September 30, 2011

 CONSOLIDATED RESULTS

			Variance for the
	Nine Months Ended		Nine Months Ended
	September 30,		September 30,
	2012	2011	2012 vs. 2011
	(in thousands)		(in millions)
Revenue:
Instant tickets	$367,385	$370,972	$(3.6)	(1)%
Services	261,543	237,272	24.3	10%
Sales	62,431	31,399	31.0	99%
Total revenue	691,359	639,643	51.7	8%
Operating expenses:
Cost of instant tickets (1)	211,468	211,151	0.3	—
Cost of services (1)	134,079	122,944	11.1	9%
Cost of sales (1)	43,949	21,383	22.6	106%
Selling, general and administrative	137,726	130,640	7.1	5%
Employee termination and restructuring	10,751	1,030	9.7	—
Depreciation and amortization	108,845	87,902	20.9	24%
Operating income	44,541	64,593	(20.1)	(31)%
Other (income) expense:
Interest expense	75,073	79,161	(4.1)	(5)%
Earnings from equity investments	(21,462)	(27,469)	6.0	(22)%
Loss on early extinguishment of debt	15,464	4,185	11.3	270%
Other expense (income), net	93	(159)	0.3	158%
Total other expense	69,168	55,718	13.5	24%
Net (loss) income before income taxes	(24,627)	8,875	(33.5)	n/m
Income tax expense	13,276	12,912	0.4	3%
Net loss	$(37,903)	$(4,037)	$(33.9)	n/m

(1) Exclusive of depreciation and amortization.

Revenue

Consolidated revenue reflected a decrease in instant ticket revenue and increases in both service and sales revenue. The decline in our instant ticket revenue reflected lower revenue from our U.S. and international PPK contracts and lower revenue from our licensed properties business largely due to challenging year-over-year comparisons in light of the impact of the successful launch of a multi-state licensed game in 2011, partially offset by higher revenue from our POS and CSP contracts. Our service revenue reflected higher Lottery Systems service revenue due to larger Powerball and Mega Millions jackpots and higher instant ticket validation revenue, as well as higher Gaming service revenue due to the acquisition of Barcrest and an increase in revenue from our U.K. LBO contracts. Our sales revenue reflected increased equipment sales to U.S. customers, higher hardware and software sales to our international customers and the acquisition of Barcrest. Revenue for the nine months ended September 30, 2012 also reflected unfavorable foreign currency translation of approximately $8.8 million.

Cost of Revenue

Consolidated cost of revenue increased primarily as a result of higher revenue. Cost of instant tickets remained flat. Cost of services increased 9% due to an increase in service revenue of 10%. Cost of sales increased as a result of an increase in sales revenue.

Selling, General and Administrative

The increase in SG&A reflected $4.2 million of incremental overhead expense from the acquisition of Barcrest, higher compensation expense of $4.4 million (including a $2.2 million increase in stock-based compensation expense), a $4.7 million increase in accounts receivable reserves, higher expenses of $2.8 million related to the expansion of our U.K. LBO business and higher professional fees of $1.7 million. These increases were offset by a decrease of $3.5 million related to our Asia-Pacific Plan and a decrease of $5.9 million due to an insurance settlement of a customer claim received during the nine months ended September 30, 2012 and the recording of that claim during the nine months ended September 30, 2011. SG&A for the nine months ended September 30, 2012 also reflected a $1.2 million decrease due to foreign currency translation.

Employee Termination and Restructuring

Employee termination and restructuring costs of $10.8 million related to our exit from the Barcrest analog AWP business, the reorganization of Games Media to more effectively capitalize on the Barcrest acquisition and the reorganization of our Australian printing operations.

Depreciation and Amortization

Depreciation and amortization increased principally due to $6.7 million of incremental depreciation expense from the acquisition of Barcrest, $9.2 million of accelerated depreciation expense related to a write-down of certain development costs and gaming terminals, a $4.1 million increase due to the growth in our Gaming business and $3.4 million of accelerated depreciation expense related to the reorganization of our Australian operations. These increases were partially offset by a $6.4 million decrease due to accelerated depreciation expense recorded in 2011 related to the replacement of our Gaming business technology platform.

Other Income and Expense

Interest expense decreased primarily due to a decline in borrowing costs related to our variable interest rate debt and the expiration of our interest rate swap in October 2011.

Earnings from equity investments decreased primarily due to decreased earnings from our investment in LNS. This decrease was primarily due to a decline in instant ticket retail sales in Italy, which we believe reflected in part to a decline in consumer spending related to difficult economic conditions and tax increases. We also faced challenging year-over-year comparisons in light of the strong retail sales performance of the Italian instant ticket lottery during the prior-year period.

Loss on early extinguishment of debt increased due to the redemption of our 2016 Notes resulting in a charge of $15.5 million comprised primarily of the redemption premium and the write-off of previously deferred financing costs.

Other expense increased principally due to an increase in foreign exchange transaction expense.

Income Tax Expense

Income tax expense increased primarily due to additional U.S. tax expense arising from the deferred tax liability related to indefinite-lived intangibles that is required as a result of our valuation allowance. The effective income tax rates for the nine months ended September 30, 2012 and 2011 were (53.9)% and 145.5%, respectively. Due to a valuation allowance against our U.S. deferred tax assets, the effective tax rate for the nine months ended September 30, 2012 and 2011 does not include the benefit of the current year U.S. tax loss.

BUSINESS SEGMENTS RESULTS

Printed Products

			Variance for the
	Nine Months Ended		Nine Months Ended
	September 30,		September 30,
	2012	2011	2012 vs. 2011
	(in thousands)		(in millions)
Revenue:
Instant tickets	$367,385	$370,972	$(3.6)	(1)%
Services	—	—	—	—
Sales	8,177	6,810	1.4	20%
Total revenue	375,562	377,782	(2.2)	(1)%
Operating expenses:
Cost of instant tickets (1)	211,468	211,151	0.3	—%
Cost of services (1)	—	—	—	—
Cost of sales (1)	5,245	4,150	1.1	26%
Selling, general and administrative	34,289	36,521	(2.2)	(6)%
Employee termination and restructuring	4,794	—	4.8	—
Depreciation and amortization	31,242	24,745	6.5	26%
Operating income	$88,524	$101,215	$(12.7)	(13)%

(1) Exclusive of depreciation and amortization.

Revenue
The decrease in instant ticket revenue was due to lower PPK revenue of $12.5 million primarily due to lower sales to LNS, the timing of orders and contract revisions. Instant ticket revenue also reflected a $13.4 million decline in revenue from our licensed properties business largely due to challenging year-over-year comparisons in light of the impact of the successful launch of a multi-state game in the first half of 2011. These decreases were partially offset by higher U.S. and international POS and CSP revenue of $24.9 million, including from our CSP agreement with Northstar, and the acquisition of Provoloto. Revenue for the nine months ended September 30, 2012 also reflected unfavorable foreign currency translation of approximately $2.4 million.
Operating Income
Operating income decreased primarily due to lower revenue, employee termination and restructuring costs of $4.8 million and higher depreciation expense of $6.5 million due to $3.1 million of accelerated depreciation expense related to a write-down of certain development costs and $3.4 million of accelerated depreciation expense related to the reorganization of our Australian operations. This decrease in operating income was partially offset by lower SG&A of $2.2 million, which reflected the impact of a customer claim recorded during the nine months ended September 30, 2011 and an insurance settlement related to that claim received during the nine months ended September 30, 2012.

Lottery Systems

			Variance for the
	Nine Months Ended		Nine Months Ended
	September 30,		September 30,
	2012	2011	2012 vs. 2011
	(in thousands)		(in millions)
Revenue:
Instant tickets	$—	$—	$—	—
Services	153,511	150,356	3.2	2%
Sales	37,446	22,447	15.0	67%
Total revenue	190,957	172,803	18.2	11%
Operating expenses:
Cost of instant tickets (1)	—	—	—	—
Cost of services (1)	84,174	79,087	5.1	6%
Cost of sales (1)	23,681	15,585	8.1	52%
Selling, general and administrative	19,492	16,422	3.1	19%
Depreciation and amortization	35,953	35,185	0.8	2%
Operating income	$27,657	$26,524	$1.1	4%

(1) Exclusive of depreciation and amortization.

Revenue

The increase in Lottery Systems service revenue reflected higher service revenue of $8.9 million from U.S. customers primarily due to larger Mega Millions and Powerball jackpots and higher instant ticket validation revenue. The increase was partially offset by a decline in service revenue from international customers. The increase in Lottery Systems sales revenue reflected higher equipment sales to U.S. customers and higher hardware and software sales to international customers. Revenue for the nine months ended September 30, 2012 also included unfavorable foreign currency translation of approximately $3.5 million.
Operating Income
Operating income increased primarily due to higher revenue, partially offset by an increase in SG&A, largely reflecting higher compensation expense in 2012 and the favorable resolution of a legal matter during the first three months of 2011.

Gaming

			Variance for the
	Nine Months Ended		Nine Months Ended
	September 30,		September 30,
	2012	2011	2012 vs. 2011
	(in thousands)		(in millions)
Revenue:
Instant tickets	$—	$—	$—	—
Services	108,032	86,916	21.1	24%
Sales	16,808	2,142	14.7	n/m
Total revenue	124,840	89,058	35.8	40%
Operating expenses:
Cost of instant tickets (1)	—	—	—	—
Cost of services (1)	49,905	43,857	6.0	14%
Cost of sales (1)	15,023	1,648	13.4	n/m
Selling, general and administrative	22,615	10,800	11.8	109%
Employee termination and restructuring	5,957	1,030	4.9	n/m
Depreciation and amortization	41,201	27,581	13.6	49%
Operating (loss) income	$(9,861)	$4,142	$(14.0)	n/m

(1) Exclusive of depreciation and amortization.

Revenue

The increase in Gaming service revenue included $14.9 million from the acquisition of Barcrest. In addition, service revenue from our U.K. LBO customers increased $14.0 million due to higher gross win per terminal per day, partially offset by the loss of the William Hill contract. The increase in Gaming service revenue was partially offset by approximately $6.3 million of revenue that did not recur due to the closing of the Austrian over-the-counter business in 2011. The increase in sales revenue of $14.7 million reflected the acquisition of Barcrest. Revenue for the nine months ended September 30, 2012 also included unfavorable foreign currency translation of approximately $2.8 million.
Operating Income
Operating income decreased in part due to increased employee termination and restructuring costs of $4.9 million related to the reorganization of our Gaming business, higher SG&A principally due to $4.2 million of incremental overhead expense from the acquisition of Barcrest, an increase in accounts receivable reserves of $4.7 million and increased expenses of $2.8 million related to the expansion of our U.K. LBO business. The decrease in operating income also reflected incremental depreciation expense of $6.7 million from the acquisition of Barcrest, $4.1 million of higher depreciation expense related to growth in the Gaming business and $9.2 million of accelerated depreciation expense related to the write-down of gaming terminals. The increase in depreciation expense was partially offset by $6.4 million of accelerated depreciation expense recorded in 2011 related to the replacement of our Gaming business technology platform.

Critical Accounting Policies

There have been no changes to our critical accounting policies from those discussed under the caption “Critical Accounting Policies” in “Item 7. Management’s Discussion and Analysis of Financial Condition and Results of Operations” in our 2011 Annual Report on Form 10-K.

Liquidity, Capital Resources and Working Capital

Sources of Liquidity
As of September 30, 2012, our principal sources of liquidity were cash and equivalents and amounts available under our revolving credit facility discussed below under “Credit Agreement and Other Debt.”
As of September 30, 2012, our available cash and equivalents and borrowing capacity totaled $346.3 million including cash and cash equivalents of $136.0 million and availability of $210.3 million under the revolving credit facility, compared to $296.1 million as of December 31, 2011 including cash and cash equivalents of $104.4 million and availability of $191.7 million under our revolving credit facility. There were no borrowings outstanding under our revolving credit facility as of September 30, 2012; however, we had $39.7 million in outstanding letters of credit as of September 30, 2012, which reduces our capacity to borrow under our revolving credit facility. The amount of our available cash and equivalents fluctuates principally based on borrowings or repayments under our credit facilities, investments, acquisitions and changes in our working capital position. The borrowing capacity under our revolving credit facility will depend on the amount of outstanding borrowings and letters of credit issued and will also depend on us remaining in compliance with the covenants under our credit agreement, including the maintenance of applicable financial ratios. We were in compliance with the covenants under our credit agreement as of September 30, 2012.
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
Total cash held by our foreign subsidiaries was $76.6 million as of September 30, 2012. To the extent that a portion of our foreign cash were required to meet liquidity needs in the U.S. (which we do not currently anticipate), we might incur a tax liability to repatriate it, the timing and amount of which would depend on a variety of factors. A significant amount of the cash held by our foreign subsidiaries as of September 30, 2012 could be transferred to the U.S. as repayments of intercompany loans and we have significant foreign tax credit carryovers that would be available to reduce any potential U.S. tax liability.
Our contracts are periodically subject to renewal or re-bid and there can be no assurance that we will be successful in sustaining our cash flow from operations if our contracts are not renewed or replaced or are renewed on less favorable terms, or if we are unable to enter into new contracts. In addition, lottery customers in the U.S. generally require service providers to provide performance bonds in connection with the relevant contract. As of September 30, 2012, our outstanding performance bonds totaled $206.8 million. Our ability to obtain performance bonds on commercially reasonable terms is subject to our financial condition and to prevailing market conditions, which may be impacted by economic and political events. Although we have not experienced difficulty in obtaining such bonds to date, there can be no assurance that we will continue to be able to obtain performance bonds on commercially reasonable terms or at all. If we need to refinance all or part of our indebtedness at or before maturity, there can be no assurance that we will be able to obtain new financing or to refinance any of our indebtedness on commercially reasonable terms or at all.

Cash Flow Summary

	Nine Months Ended September 30,		Variance for the Nine Months Ended September 30,
	2012	2011	2012 vs. 2011
	(in thousands)		(in millions)
Net cash provided by operating activities	$107,928	$152,627	$(44.7)
Net cash used in investing activities	(87,300)	(167,782)	80.5
Net cash provided by (used in) financing activities	12,132	(16,844)	29.0
Effect of exchange rates on cash and cash equivalents	(1,208)	(5,403)	4.2
Increase (decrease) in cash and cash equivalents	$31,552	$(37,402)	$69.0
Cash flows from operating activities
The decrease in net cash provided by operating activities for the nine months ended September 30, 2012 was primarily due to changes in working capital of $48.1 million that are mainly timing related. The decrease in net cash provided by operating activities was also a result of a decrease in distributions from our equity method investees of $3.3 million. During the nine months ended September 30, 2012 and 2011, we received distributions from LNS/CLN of $17.5 million and $26.3 million, respectively, Beijing CITIC Scientific Games Technology Co., Ltd ("CSG") of $6.6 million and $1.0 million, respectively, and Roberts Communications Network, LLC of $2.7 million and $2.8 million, respectively. The decrease was partially offset by adjustments for non-cash items to reconcile net loss to net cash provided by operating activities.
Cash flows from investing activities
The decrease in net cash used in investing activities for the nine months ended September 30, 2012 was primarily due to a decrease of $26.2 million of cash used for business acquisitions during the nine months ended September 30, 2012 and a decrease in cash used to invest in our equity method investees of $44.5 million compared to the prior year period. In the first nine months of 2011, we made contributions to Northstar and International Terminal Leasing of $12.0 million and $31.1 million, respectively. Net cash used in investing activities also decreased due to an increase in capital distributions from our equity method investees of $11.8 million, which reflected a capital distribution from LNS of $15.1 million during the nine months ended September 30, 2012 compared to $6.6 million during the same period in 2011.
Cash flows from financing activities
Net cash provided by financing activities increased as a result of an increase in net proceeds from the issuance of long-term debt and the change in payments on long-term debt of $84.1 million. The increase in net cash provided by financing activities was offset by share repurchases of $47.4 million, payment of deferred financing fees of $4.3 million and a $3.4 million increase in cash used to satisfy withholding taxes associated with the vesting of restricted stock units.

Credit Agreement and Other Debt
Credit Agreement
We are party to a credit agreement, dated as of June 9, 2008, as amended and restated as of August 25, 2011 (as so amended, the “Credit Agreement”), among Scientific Games International ("SGI"), as borrower, the Company, as a guarantor, the several lenders from time to time parties thereto and JPMorgan Chase Bank, N.A., as administrative agent.
The Credit Agreement provides for a $250 million senior secured revolving credit facility and senior secured term loan credit facilities under which $561.1 million of term loan borrowings were outstanding as of September 30, 2012. Amounts under the revolving credit facility may be borrowed, repaid and re-borrowed by SGI from time to time until maturity. Voluntary prepayments and commitment reductions under the Credit Agreement are permitted at any time in whole or in part, without premium or penalty (other than break-funding costs), upon proper notice and subject to a minimum dollar requirement. Pursuant to the amendment to the Credit Agreement entered into in August 2011, the scheduled maturity date of a majority of the revolving credit facility commitments and the outstanding term loan was extended from June 9, 2013 to June 30, 2015.

In February 2012, we refinanced the $16.4 million of the revolving credit facility and term loan commitments that were not extended in connection with the amendment to the Credit Agreement entered into in August 2011, and extended the maturity dates of these commitments also to June 30, 2015. In connection with the refinancing, we paid $57 of fees and expenses to the new lenders.
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

We were in compliance with the covenants under the Credit Agreement as of September 30, 2012.
2020 Notes
On August 20, 2012, SGI, a wholly owned subsidiary of the Company, issued $300.0 million in aggregate principal amount of its 6.250% Senior Subordinated Notes due 2020 (the “2020 Notes”) at a price of 100% of the principal amount thereof in a private offering to qualified institutional buyers in accordance with Rule 144A under the Securities Act of 1933, as amended (the “Securities Act”), and to persons outside the United States under Regulation S under the Securities Act. The 2020 Notes were issued pursuant to an indenture dated as of August 20, 2012 (the “2020 Indenture”) among SGI, as issuer, the Company, as a guarantor, the subsidiary guarantors party thereto and The Bank of Nova Scotia Trust Company of New York, as trustee.

The 2020 Notes bear interest at the rate of 6.250% per annum, which accrues from August 20, 2012 and is payable semiannually in arrears on March 1 and September 1 of each year, commencing on March 1, 2013. The 2020 Notes mature on September 1, 2020, unless earlier redeemed or repurchased, and are subject to the terms and conditions set forth in the 2020 Indenture.

2016 Notes
On September 19, 2012, SGI redeemed all outstanding 2016 Notes at a redemption price equal to 103.938% of the aggregate principal amount, plus accrued and unpaid interest up to, but not including, the redemption date. Bondholders received payment in full consisting of principal in the amount of $200.0 million, redemptive premium of $7.9 million and accrued interest of $4.1 million. In connection with the redemption, the Company recorded a loss on early extinguishment of debt of approximately $15.5 million comprised primarily of the redemption premium and the write-off of previously deferred financing costs.
Other Debt
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
In May 2012, we entered into a new RMB 60.0 million lending facility with a Chinese bank under which we have borrowed RMB 25.4 million as of September 30, 2012. The facility requires graduated semi-annual principal payments through November 2014. In June 2012, we entered into a one-year RMB 50.0 million term loan with another Chinese bank. A letter of credit in the amount of $6.5 million was issued to support this term loan.

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
Under the terms of its PMA with the Illinois lottery, Northstar is entitled to receive annual incentive compensation payments to the extent it is successful in increasing the Illinois lottery's net income above specified target levels, subject to a cap of 5% of the applicable year's net income. Northstar will be responsible for payments to the State to the extent such targets are not achieved, subject to a similar cap. We may be required to make capital contributions to Northstar to fund our pro rata share (i.e., based on our percentage interest in Northstar) of any shortfall payments that may be owed by Northstar to the State under the PMA. Northstar is expected to be reimbursed on a monthly basis for most of its operating expenses under the PMA, although certain expenses of Northstar associated with managing the lottery are not reimbursable.
In December 2010, the Company adopted the Asia-Pacific Plan. The purpose of the Asia Pacific Plan is to provide an equitable and competitive compensation opportunity to certain key employees and consultants of the Company who are involved in the Company's business in China (and potentially other jurisdictions in the Asia-Pacific region) (the "Asia-Pacific Business") and to promote the creation of long-term value for the Company's stockholders by directly linking Asia-Pacific Plan participants' compensation under the plan to the appreciation in value of such business. Each participant will be eligible to receive a cash payment following the end of 2014 equal to a pre-determined share of an Asia-Pacific Business incentive compensation pool. The incentive compensation pool will equal a certain percentage of the growth in the value of the Asia-Pacific Business over four years, calculated in the manner provided under the Asia-Pacific Plan and subject to a cap of (1) $35 million, in the event an Asia-Pacific Business liquidity event does not occur by December 31, 2014 or (2) $50 million, in the event an Asia-Pacific Business liquidity event occurs by December 31, 2014. An "Asia-Pacific Business liquidity event" means an initial public offering of at least 20% of the Asia-Pacific Business or a strategic investment by a third-party to acquire at least 20% of the Asia-Pacific Business, in each case, that is approved by the Company. As of September 30, 2012, we have recorded an accrual of $2.7 million in other long-term liabilities related to the Asia-Pacific Plan.
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

Changes in Internal Control over Financial Reporting

There were no changes in our internal control over financial reporting during the quarter ended September 30, 2012 that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

PART II.  OTHER INFORMATION

Item 1. Legal Proceedings

The following information supplements and amends our disclosure set forth under "Item 3. Legal Proceedings" in our 2011 Annual Report on Form 10-K.
Our subsidiary, SGI, owned a minority interest in Wintech de Colombia S.A., or Wintech (now liquidated), which formerly operated the Colombian national lottery under contract with Empresa Colombiana de Recursos para la Salud, S.A. (together with its successor agencies, "Ecosalud"), an agency of the Colombian government. The contract provided for a penalty against Wintech, SGI and the other shareholders of Wintech of up to $5.0 million if certain levels of lottery sales were not achieved. In addition, SGI delivered to Ecosalud a $4.0 million surety bond as a further guarantee of performance under the contract. Wintech started the instant lottery in Colombia, but, due to difficulties beyond its control, including, among other factors, social and political unrest in Colombia, frequently interrupted telephone service and power outages, and competition from another lottery being operated in a province of Colombia that we believe was in violation of Wintech's exclusive license from Ecosalud, the projected sales level was not met for the year ended June 30, 1993.

In 1993, Ecosalud issued a resolution declaring that the contract was in default. In 1994, Ecosalud issued a liquidation resolution asserting claims for compensation and damages against Wintech, SGI and other shareholders of Wintech for, among other things, realization of the full amount of the penalty, plus interest, and the amount of the bond. SGI filed separate actions opposing each resolution with the Tribunal Contencioso of Cundinamarca in Colombia (the “Tribunal”), which upheld both resolutions. SGI appealed each decision to the Council of State. On May 25, 2012, the Council of State upheld the authority of Ecosalud to issue the resolutions, which decision was published on August 28, 2012. As a result of such decision, the Council of State will consider the merits of the claims set forth in the liquidation resolution in due course.
On June 4, 1999, Ecosalud filed a collection proceeding against SGI to enforce the liquidation resolution and recover the claimed damages. In July 2002, the Tribunal denied SGI's preliminary motion to dismiss the collection proceeding and the decision was upheld on appeal. SGI's procedural defense motion was also denied. As a result of these decisions, the collection proceeding will be heard in due course on its merits by the Tribunal and an appeal stage will be available.
SGI believes it has various defenses on the merits against Ecosalud's claims. Although we believe these claims will not result in a material adverse effect on our consolidated financial position or results of operations, it is not feasible to predict the final outcome, and there can be no assurance that these claims will not ultimately be resolved adversely to us or result in material liability.
On April 16, 2012, certain video lottery terminals operated by SNAI S.p.a. ("SNAI") in Italy and supplied by Barcrest erroneously printed what appeared to be winning jackpot and other tickets. SNAI has stated, and system data confirms, that no jackpots were actually won on that day. The terminals were deactivated pending a review by the Italian regulatory authority of the cause of the incident. We understand that the Italian regulatory authority has decided to revoke the certification of the version of the gaming system that Barcrest provided to SNAI, and has initiated proceedings, but not yet rendered a decision, to revoke the concession SNAI relies upon to operate video lottery terminals in Italy. We also understand that there is a right to appeal the Italian regulatory authority's decision.
In October 2012, SNAI filed a lawsuit in Italy against Barcrest and Global Draw, our subsidiary which acquired Barcrest from IGT-UK Group Limited, claiming liability based on breach of contract and tort. The lawsuit seeks to terminate SNAI's agreement with Barcrest and damages arising from the deactivation of the terminals, including among other things, lost profits, expenses and costs, potential awards to players who have sought to enforce what appeared to be winning jackpot and other tickets, compensation sought by managers of the gaming locations where SNAI video lottery terminals supplied by Barcrest were installed, damages to commercial reputation and any future damages arising from SNAI's potential loss of its concession or inability to obtain a new concession. While we believe we have meritorious defenses and potential third party recoveries, we are still in the process of evaluating the lawsuit and cannot currently predict the outcome of this matter.
Item 1A. Risk Factors

There have been no material changes in our risk factors from those disclosed under "Item 1A. Risk Factors" included in our 2011 Annual Report on Form 10-K.

Item 2. Unregistered Sales of Equity Securities and Use of Proceeds

ISSUER PURCHASES OF EQUITY SECURITIES

Period	Total Number of Shares Purchased (1)	Average Price Paid per Share	Total Number of Shares Purchased as Part of Publicly Announced Plans or Programs	Approximate Dollar Value of Shares that May Yet Be Purchased Under the Plans or Programs (2)
7/1/2012 - 7/31/2012	1,078,321	$8.30	1,071,700	162.9 million
8/1/2012 - 8/31/2012	3,768,632	$6.93	3,595,800	137.8 million
9/1/2012 - 9/30/2012	1,531,387	$7.52	1,529,106	126.3 million
Total	6,378,340	$7.30	6,196,606	126.3 million

(1)
In addition to shares of Class A common stock repurchased as part of our publicly announced stock repurchase program, this column reflects 181,734 shares acquired from employees to satisfy the withholding taxes associated with the vesting of restricted stock units during the quarter ended September 30, 2012. The last repurchase of shares for the quarter as a part of our publicly announced stock repurchase program was on September 28, 2012. For the quarter ended September 30, 2012, we repurchased 6,196,606 shares as a part of our repurchase program for approximately $45.5 million.

(2)
The $200 million stock repurchase program, which expires on December 31, 2012, was publicly announced on May 10, 2010 and extended on December 8, 2011. Under the program, we are authorized to repurchase, from time to time through open market purchases or otherwise, shares of our outstanding common stock in an aggregate amount up to $200 million.

Item 6. Exhibits

Exhibit Number

4.1
Indenture, dated as of August 20, 2012 among SGI, as issuer, the Company, as a guarantor, the subsidiary guarantors party thereto and The Bank of Nova Scotia Trust Company of New York, as trustee (incorporated by reference to Exhibit 4.1 to the Company's Current Report on Form 8-K filed on August 21, 2012).

4.2
Registration Rights Agreement, dated as of August 20, 2012, among SGI, as issuer, the Company, the subsidiary guarantors party thereto and Merrill Lynch, Pierce, Fenner & Smith Incorporated, as representative for the initial purchasers listed therein (incorporated by reference to Exhibit 4.2 to the Company's Current Report on Form 8-K filed on August 21, 2012).

10.1	Separation Agreement dated as of October 8, 2012 between the Company and Grier C. Raclin.

31.1	Certification of the Chief Executive Officer of the Company pursuant to Rule 13a-14(a) under the Securities Exchange Act of 1934. (†)

31.2	Certification of the Chief Financial Officer of the Company pursuant to Rule 13a-14(a) under the Securities Exchange Act of 1934. (†)

32.1	Certification of the Chief Executive Officer of the Company pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002. (†)

32.2	Certification of the Chief Financial Officer of the Company pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002. (†)

101
Financial statements from the Quarterly Report on Form 10-Q of the Company for the quarter ended September 30, 2012, filed on November 8, 2012, formatted in Extensible Business Reporting Language (XBRL): (i) the Consolidated Statements of Operations and Comprehensive Income, (ii) the Consolidated Balance Sheets, (iii) the Consolidated Statements of Cash Flows and (iv) the Notes to Consolidated Financial Statements tagged as blocks of text. (†)(*)

(†) Filed herewith.
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

SCIENTIFIC GAMES CORPORATION
(Registrant)

		By:	/s/ Jeffrey S. Lipkin
		Name:	Jeffrey S. Lipkin
		Title:	Senior Vice President and Chief Financial Officer

		By:	/s/ Jeffrey B. Johnson
		Name:	Jeffrey B. Johnson
		Title:	Vice President, Chief Accounting Officer and Corporate Controller

Dated:	November 8, 2012