Form 10-K
period 2012-12-31
SCIENTIFIC GAMES CORP
filed 2013-03-12
CIK 750004

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
WASHINGTON, D.C. 20549
FORM 10-K

☒ ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the fiscal year ended: December 31, 2012
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

Large accelerated filer ☐	Accelerated filer ☒	Non-accelerated filer ☐ (Do not check if smaller reporting company)	Smaller reporting company ☐
Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Act). Yes ☐    No ☒
As of June 30, 2012, the market value of voting and non-voting common equity held by non-affiliates of the registrant was approximately $481,530,742 (1).
Common shares outstanding as of March 8, 2013 were 84,823,253.
         DOCUMENTS INCORPORATED BY REFERENCE
Portions of the registrant's definitive proxy statement for the 2013 Annual Meeting of Stockholders, which is to be filed subsequently, are incorporated by reference into Part III of the Form 10-K.
________________________________________________________________________________________________________________________________

(1)	For this purpose only, "non-affiliates" excludes directors and executive officers.
         EXHIBIT INDEX APPEARS ON PAGE 145

PART I
FORWARD-LOOKING STATEMENTS
Throughout this Annual Report on Form 10-K we make "forward-looking statements" within the meaning of the U.S. Private Securities Litigation Reform Act of 1995. Forward-looking statements describe future expectations, plans, results or strategies and can often be identified by the use of terminology such as "may," "will," "estimate," "intend," "continue," "believe," "expect," "anticipate," "should," "could," "potential," "opportunity," or similar terminology. The forward-looking statements contained in this Annual Report on Form 10-K are generally located in the material set forth under the headings "Business," "Risk Factors" and "Management's Discussion and Analysis of Financial Condition and Results of Operations" but may be found in other locations as well. These statements are based upon management's current expectations, assumptions and estimates and are not guarantees of future results or performance. Actual results may differ materially from those contemplated in these statements due to a variety of risks and uncertainties and other factors, including, among other things: competition; material adverse changes in economic and industry conditions; technological change; retention and renewal of existing contracts and entry into new or revised contracts; availability and adequacy of cash flows to satisfy obligations and indebtedness or future needs; protection of intellectual property; security and integrity of software and systems; laws and government regulation, including those relating to gaming licenses, permits and operations; inability to identify, complete and integrate future acquisitions; inability to benefit from, and risks associated with, strategic equity investments and relationships; failure of Northstar to meet the net income targets or otherwise realize the anticipated benefits under its private management agreement with the Illinois Lottery; the seasonality of our business; inability to obtain the approvals required to complete the merger with WMS; failure to complete the merger with WMS or, if completed, failure to achieve the intended benefits of the merger or disruption of our current plans and operations; inability to identify and capitalize on trends and changes in the lottery and gaming industries, including the potential expansion of regulated gaming via the internet; inability to enhance and develop successful gaming concepts; dependence on suppliers and manufacturers; liability for product defects; fluctuations in foreign currency exchange rates and other factors associated with international operations; influence of certain stockholders; dependence on key personnel; failure to perform on contracts; resolution of pending or future litigation; labor matters; and stock price volatility. Additional information regarding risks and uncertainties and other factors that could cause actual results to differ materially from those contemplated in forward-looking statements is included from time to time in our filings with the Securities and Exchange Commission ("SEC"), including under the heading "Risk Factors" in this Annual Report on Form 10-K. Forward-looking statements speak only as of the date they are made and, except for our ongoing obligations under the U.S. federal securities laws, we undertake no obligation to publicly update any forward-looking statements whether as a result of new information, future events or otherwise.
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
ITEM 1.    BUSINESS
Unless otherwise specified or the context otherwise indicates, all references to the words "Scientific Games," "we," "us," "our," and the "Company" refer to Scientific Games Corporation and its consolidated entities. "SGI" refers to Scientific Games International, Inc., a wholly owned subsidiary of Scientific Games Corporation. "U.S. jurisdictions" refer to the 50 states in the U.S. plus the District of Columbia and Puerto Rico. "International" refers to non-U.S. jurisdictions. "Online lottery" refers to a computerized system in which lottery terminals in retail outlets are continuously connected to a central computer system for the activation, sale and validation of lottery tickets and related functions. "Wide area gaming" generally refers to a collection of video lottery and/or other gaming terminals in which the terminals are distributed across a large number of venues, with relatively few terminals per venue. "Gross win" generally refers to amounts bet less player winnings.
Scientific Games Corporation was incorporated in the state of Delaware on July 2, 1984. We are a global leader in providing customized, end-to-end gaming solutions to lottery and gaming organizations worldwide. Our integrated products and services include instant lottery games, lottery gaming systems, terminals and related services, and internet applications, as well as server-based gaming machines and associated gaming control systems. We also gain access to technology and pursue global expansion through strategic equity investments.

Pending Merger with WMS
On January 30, 2013, we entered into a merger agreement pursuant to which we agreed to acquire WMS Industries Inc. (“WMS”), a leading supplier of gaming machines and interactive gaming systems and content, for $26.00 in cash per common share, for a total enterprise value of approximately $1.5 billion. WMS serves the gaming industry in the U.S. and international jurisdictions by designing, manufacturing and marketing games, video and mechanical reel-spinning gaming machines and video lottery terminals, and by placing leased participation gaming machines in regulated gaming venues. WMS also develops and markets digital gaming content, products, services and end-to-end solutions that address global online wagering and play-for-fun social, casual and mobile gaming opportunities. Subject to the approvals of WMS stockholders and gaming regulatory authorities and other customary closing conditions, the transaction is expected to be completed by the end of 2013. In connection with the merger agreement, we entered into a commitment letter pursuant to which the lenders party thereto have agreed to provide the financing necessary to complete the transaction. The merger is not conditioned on our obtaining the proceeds of any financing, including the financing contemplated by the commitment letter. If completed, we believe the acquisition will combine two leading companies in the lottery and gaming industries to create a company with the ability to offer an extensive range of products and services to public and private sector lottery and gaming customers around the world.
For further information regarding this pending acquisition, please see the section entitled "Risks Relating to Our Pending Merger with WMS" contained in "Risk Factors" in Item 1A of this Annual Report on Form 10-K, the section entitled “Business Overview—Pending Merger with WMS” contained in "Management's Discussion and Analysis of Financial Condition and Results of Operations" in Item 7 of this Annual Report on Form 10-K and the full text of the merger agreement, a copy of which is filed as exhibit 2.1 to our Current Report on Form 8-K filed with the SEC on February 5, 2013.
Industry Overview
Lottery
Lotteries are operated by U.S. and international governmental authorities and their licensees in approximately 180 jurisdictions throughout the world. Currently, 45 U.S. jurisdictions have online draw lotteries and 44 U.S. jurisdictions have instant ticket lotteries. Governments typically authorize lotteries as a means of generating revenues without imposing additional taxes. Net lottery proceeds are frequently set aside for public purposes, such as education, aid to the elderly, conservation, transportation and economic development. Many jurisdictions have come to rely on the proceeds from lottery ticket sales as a significant source of funding for these programs. Although there are many types of lottery games worldwide, the two principal categories of products offered by government authorized lotteries are instant tickets and draw games.
An instant ticket lottery is typically played by removing a scratch-off coating from a preprinted ticket to determine whether it is a winner. Draw lottery games, such as Powerball® and Mega Millions®, are based on a random selection of a series of numbers, and prizes are generally based on the number of winners who share the prize pool, although set prizes are also offered. Draw lotteries are generally conducted through a computerized system in which lottery terminals in retail outlets are continuously connected to a central computer system. Lottery systems may also be used to validate instant lottery tickets to confirm that a ticket is a winner and prevent duplicate payments. In some jurisdictions, separate instant ticket validation systems may be installed. Based on industry information, U.S. instant ticket lottery retail sales and U.S. draw lottery retail sales totaled approximately $36 billion and approximately $25 billion, respectively, during the U.S. lottery industry's 2012 fiscal year (which generally ended on June 30, 2012). Based on industry information, we estimate that worldwide instant ticket lottery retail sales and worldwide draw lottery retail sales totaled approximately $71 billion and approximately $191 billion, respectively, during fiscal year 2011.
During 2011, U.S. lotteries authorized certain changes to the Powerball multi-state draw lottery game, including an increase in the ticket price to $2, which went into effect on January 15, 2012. The increase in the Powerball ticket price potentially provides an impetus for growth in draw lottery retail sales. During the year ended December 31, 2012, the industry experienced the largest Powerball jackpot in history ($587.5 million) and the largest Mega Millions jackpot in history ($656 million).
Lotteries may offer a range of other games. In the U.S., some lotteries offer monitor games such as keno, which is typically played every four to five minutes in restricted social settings, such as bars, and is usually offered as an extension of the lottery system. U.S. and international lotteries may also offer video lottery terminals ("VLTs"), which enable players to wager on games such as poker, blackjack and slot machine-like line games, with the terminals connected to a central monitoring and control system for security and accounting by the lottery. In the U.S., VLTs are typically offered at horse and greyhound racetracks, bars, truck stops, nightclubs and similar establishments. Internationally, lotteries may also offer other forms of gaming such as casino games, bingo and sports wagering.

Wide Area Gaming
Wide area gaming refers to a collection of gaming machines that are distributed across a large number of venues, with relatively few terminals per venue. This contrasts with casino-type venues, where a large number of gaming machines are located in a single venue. Wide area gaming may involve commercial gaming operators, such as licensed betting shops in the U.K., or gaming operators affiliated with governments such as lotteries.
Wide area gaming encompasses a number of technology elements including server-based gaming terminals and other gaming devices that are often part of a network. Server-based technologies provide for a quick and easy refresh of game content on gaming machines in the field from a central location. In the wide area gaming industry, we offer operators an integrated product offering comprised of server-based gaming machines, systems and content.
Operational Overview
We report our operations in three business segments: Printed Products; Lottery Systems; and Gaming. Certain financial information relating to our segments, including segment revenue, operating income (loss) and total assets for the last three fiscal years, is included in Note 2 (Business and Geographic Segments) to our Consolidated Financial Statements and is incorporated herein by reference. Note 2 also includes information regarding our revenue and long-lived assets in the U.S. and other geographic areas in which we operate or hold assets. Risks related to our international operations are described under the heading "Risk Factors" in this Annual Report on Form 10-K.
The following table summarizes the primary business activities and investments included in each business segment.

Segment	Primary Business Activities	Strategic Equity Investments
Printed Products
• Design, printing and sale of instant lottery tickets to lottery operators

• Provision of instant ticket-related value- added services to lottery operators

• Provision of licensed properties, player loyalty programs, second chance drawings and internet-based products primarily to lottery operators

• Printing and sale of phone cards

• Lotterie Nazionali S.r.l. ("LNS")—20% equity interest in the operator of the Gratta e Vinci instant ticket lottery in Italy

• Northstar Lottery Group ("Northstar")—20% equity interest in the private manager of the Illinois Lottery

• Beijing CITIC Scientific Games Technology Co., Ltd. (“CSG”)—49% equity interest in the instant ticket supplier to the China Sports Lottery

Lottery Systems	• Provision of lottery systems, including equipment, software, data communication services and support to lottery operators	• Beijing Guard Libang Technology Co., Ltd. (“Guard Libang”)—50% equity interest in a provider of lottery systems and services for the China Welfare Lottery
• Provision of instant ticket validation systems to lottery operators
• Provision of central monitoring and control systems to lottery operators and gaming regulators
• Provision of software, hardware and support for sports wagering systems and keno to lottery operators
Gaming	• Provision of server-based gaming machines, systems and content to commercial gaming operators such as betting shops, bingo halls, arcades and pubs	• Roberts Communication Network ("RCN")—29.4% equity interest in provider of communications services to racing and non-racing customers
	• Provision of interactive gaming products and content primarily to gaming operators	• Sportech Plc ("Sportech")—20% equity interest in operator and supplier of sports pools and tote systems

Printed Products
Our Printed Products segment is primarily comprised of our global instant lottery ticket business. We generate revenue from the manufacturing and sale of instant lottery tickets, as well as the provision of value-added services such as game design, sales and marketing support, specialty games and promotions, inventory management and warehousing and fulfillment services. We also provide lotteries with cooperative service programs ("CSP") to help them efficiently and effectively manage and support their operations to achieve higher retail sales and lower operating costs. Moreover, we provide licensed games, promotional entertainment and internet-based services to the lottery industry.
In 1974, we introduced the first secure instant lottery game ticket. We believe we are the leading designer, manufacturer and distributor of instant lottery tickets in the world. We market instant lottery tickets and related services to U.S. and international lotteries and commercial (non-lottery) customers. We supply instant lottery tickets to 40 of the 44 U.S. jurisdictions that sell instant lottery tickets. In addition, we have sold instant lottery tickets to customers in approximately 50 countries. Our U.S. instant lottery ticket contracts typically have an initial term of three to five years and frequently include multiple renewal options for additional periods ranging from one to five years, which our customers have generally exercised in the past. We typically sell our instant lottery tickets for a price per thousand units ("PPK") or for a fee equal to a percentage of the retail sales of the instant lottery tickets sold ("POS"). Some international customers purchase instant lottery tickets as needed rather than through multi-game supply contracts.
We pioneered the concept of providing lotteries with customized CSPs to provide lotteries with fully integrated instant ticket product management in which we help manage a lottery's instant ticket program as a means to increase profits of the lottery. Our CSP contracts bundle the design and manufacturing of instant lottery tickets, instant game management systems and marketing services and can include the design and installation of game management software, inventory and distribution, sales, accounting, training and advisory services, marketing and research, and retailer training and recruitment. Under our CSP contracts, we are typically paid on a POS basis.
We operate five instant lottery ticket printing facilities across four continents (including the facility owned by our joint venture in China, CSG) with an aggregate capacity to print approximately 44 billion 2" by 4" equivalent standard instant lottery tickets annually. The instant lottery tickets we manufacture are typically printed on recyclable ticket stock by a series of computer-controlled presses and ink-jet imagers, which we believe incorporate the most advanced technology and security in the industry. Instant lottery tickets generally range in size from 2" by 3" to as large as 8" by 12". Instant lottery tickets are normally played by removing a scratch-off coating to determine if they are winning tickets.
Technology and security requirements necessary to manufacture and service instant lottery tickets continue to separate our business from conventional forms of printing. We believe we are generally recognized within the lottery industry as the leader in applying computer-based technologies to the manufacturing and sale of instant lottery tickets. In order to maintain our position as a leading innovator within the lottery industry, we intend to continue to research and develop new technologies and their applications to instant lottery tickets and systems.
We provide lotteries with access to some of the world's most popular entertainment brands on lottery products, which we believe helps increase our customers' instant ticket sales. Our licensed entertainment brands include Harley-Davidson®, Major League Baseball®, Monopoly™, National Basketball Association®, The Price is Right®, Wheel-of-Fortune® and World Poker Tour®. We also provide branded merchandise prizes, advertising, promotional support, turnkey drawing management services and prize fulfillment programs. In addition, we offer lotteries an interactive platform called Properties Plus®, which features players clubs, reward programs, second chance promotional websites, interactive games and, where permitted by law, a subscription system that enables players to purchase lottery games securely over the internet.
LNS.    We are a 20% equity owner in LNS, an entity comprised principally of us, Lottomatica Group S.p.A. ("Lottomatica") and Arianna 2001, a company owned by the Federation of Italian Tobacconists, that was awarded the concession from the Italian Monopoli di Stato to be the exclusive operator of the Italian Gratta e Vinci instant ticket lottery beginning on October 1, 2010. The concession has an initial term of nine years (subject to a performance evaluation during the fifth year) and could be extended by the Monopoli di Stato for an additional nine years. We are the primary supplier of instant lottery tickets for LNS and, under our supply contract with LNS, we expect to provide no less than 80% of LNS' total instant tickets.
Northstar.    We are a 20% equity owner in Northstar, an entity formed with GTECH Corporation ("GTECH"), a subsidiary of Lottomatica, to be the private manager for the Illinois lottery. Northstar was selected as the private manager following a competitive procurement and entered into a private management agreement with the State of Illinois on January 18, 2011 (the "PMA") for a 10-year term. Operations under the PMA commenced on July 1, 2011. As the private manager, Northstar, subject to the oversight of the Illinois lottery, manages the day-to-day operations of the lottery including lottery game development and portfolio management, retailer recruitment and training, supply of goods and services and overall marketing strategy. We are the exclusive supplier of instant lottery tickets to Northstar and are responsible for instant ticket design, development, manufacturing, warehousing and distribution.
CSG.    We are a 49% equity owner in CSG, which holds a 15-year contract to supply instant lottery tickets to the China Sports Lottery (the "CSL"). In connection with the contract, CSG established an instant ticket manufacturing facility that began producing instant lottery tickets at the end of 2008. The facility has the capacity to print eight billion 2" by 4" equivalent standard instant ticket units annually. We are also entitled to a royalty fee from CSG for intellectual property rights equal to 1% of the total gross profits distributed by CSG.
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
Our lottery systems use proprietary technology that facilitates high-speed processing of wagers as well as validation of winning draw and instant lottery tickets. Our lottery systems business includes the supply of proprietary transaction-processing software, draw lottery games, keno, point-of-sale terminals, central site computers and communication platforms as well as ongoing operational support and maintenance services. We have contracts to operate online lottery systems for 11 of the 45 U.S. jurisdictions that operate draw lotteries. We believe we are the second largest online lottery provider in the U.S. and a leading provider in Europe. Internationally, we have lottery systems operating in Argentina, Australia, Canada, China, France, Germany, Hungary, Iceland, Israel, Italy, Latvia, Mexico, Norway, the Philippines, Spain and Switzerland. We are the exclusive instant lottery ticket validation network provider to the China Sports Lottery.
In addition, we provide video lottery central monitoring and control systems and networks primarily to lotteries and gaming regulators. We currently have central monitoring and control systems contracts in Delaware, Illinois, Maine, New Mexico, South Dakota and West Virginia, as well as in Australia, Canada and Iceland. We also provide software, hardware and support for sports wagering systems.
Guard Libang.    We have a 50% equity ownership interest in Guard Libang, a provider of instant ticket activation and validation and inventory management systems and services to all of the China Welfare Lottery provincial jurisdictions.
Gaming
We are a leading provider of server-based gaming terminals and systems and other products and services to operators in the wide area gaming industry. We are a leading supplier of server-based gaming terminals and systems and game content primarily to bookmakers that operate licensed betting offices ("LBOs") in the U.K. and to gaming operators outside the U.K. We also supply gaming terminals, systems and game content to pubs, bingo halls and arcades in the U.K. and continental Europe. We provide many of our Gaming customers with a turnkey offering, which typically includes gaming terminals, remote management of game content and management information, central computer systems, secure data communication and field support services. We develop our own game content and supplement our offerings with content from third parties. We also provide interactive gaming products, services and end-to-end solutions including interactive social, casual and mobile gaming.
Our LBO contracts generally have initial terms of two to four years, with potential extensions, under which we are typically paid a fee based on gross win (i.e., amount bet less player winnings) generated by our gaming terminals (subject to certain adjustments as may be specified in a particular contract, including adjustments for taxes and other fees). We had an installed base of approximately 21,200 gaming terminals in LBOs as of December 31, 2012.
On September 23, 2011, we completed the acquisition of Barcrest Group Limited ("Barcrest"), a leading supplier of gaming content, platforms and systems to gaming operators in the U.K. and continental Europe, including pubs, LBOs, bingo halls and arcades. The acquisition provides us with an expansive library of gaming titles and properties, as well as an existing base of business in interactive gaming in which Barcrest's game content is made available through internet, mobile and other interactive channels. In January 2012, following a comprehensive strategic review, we announced our exit from the Barcrest analog amusement with prize ("AWP") machine business in order to focus our game design and other resources solely on a digital server-based model in light of prevailing conditions in the pub sector and the declining demand for analog AWP products. This strategic review also resulted in a decision to reorganize our pub business in an effort to more effectively capitalize on the Barcrest acquisition. We continue to review strategic alternatives for our pub business. As of December 31, 2012, we had an installed base of approximately 4,800 gaming terminals in our U.K. pub, bingo hall and arcade business.

We continue to seek to expand our server-based gaming terminal business outside the U.K., with current deployments in the Caribbean, Czech Republic, Mexico and Puerto Rico. As of December 31, 2012, we had an installed base of approximately 5,100 gaming terminals outside of the U.K.
In January 2013, we entered into a merger agreement to acquire WMS. If completed, we expect that the acquisition will broaden our range of gaming products and services and expand our base of gaming customers throughout the world. For further information regarding this transaction, see the section above entitled "—Pending Merger with WMS" as well as Note 23 (Subsequent Events) to our Consolidated Financial Statements in this Annual Report on Form 10-K.
Roberts Communication Network.   We have a 29.4% equity interest in RCN, which provides communications services to racing and non-racing customers in the U.S.
Sportech.    We own approximately 20% of the outstanding shares of Sportech, a U.K. based company with operations within and outside the U.K. Sportech operates sports pools and associated games through various distribution channels including direct mail and telephone, agent-based collection and via interactive channels. Sportech also provides wagering technology solutions to racetracks and off-track wagering networks and also operates a portfolio of internet-based casino, poker, bingo and fixed-odds games.
Company Strategy
Our goal is to be a global leader in providing technology and games to the regulated lottery and gaming industries. We seek to maximize our return on invested capital by capitalizing on our competitive strengths. The primary elements of our strategy are set forth below:

•
Grow our Customers' Revenue.  A key component of our strategy is to help our customers grow their lottery and gaming revenue in a responsible manner, and thereby grow our revenue. We operate a significant portion of our business under participatory business models, where our revenue is based on a percentage of our customers' retail sales or gross win. While not as directly linked, our revenue from our non-participatory contracts also depends to some extent on the success of our customers. Therefore, we devote significant resources to developing products and services to grow our customers' revenue. Because we believe we have a strong track record in assisting our customers enhance their performance, we work with our customers wherever possible to develop these participatory business models where their success and ours are closely aligned.

•
Focus on Regulated and Government-Sponsored Wide Area Gaming.  We serve government-owned and commercial operators, with our customers operating in regulated and, in many cases, government-sponsored wide area gaming. Lotteries operate wide area gaming businesses in that the consumer interaction occurs at hundreds or thousands of points of sale. Similarly, our gaming machines are generally located in venues with a relatively small number of machines, as distinct from destination gaming centers such as casinos. We believe we are able to provide the unique blend of skills, assets and secure systems that customers in wide area lottery and gaming businesses require.

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

•
Position Ourselves for Internet and Mobile Gaming.  Internet and mobile gaming are the ultimate extension of wide area gaming and are areas of focus for us. We believe that internet and mobile gaming has significant growth potential, particularly as many jurisdictions outside of the U.S. move to authorize and regulate these businesses. We also believe that our lottery customers in the U.S. are well positioned for growth in interactive gaming. The sale of lottery products over the internet, often referred to as iLottery products, may lead to an expanded base of players and increased lottery revenue, and several states have begun to sell or authorize the sale of such iLottery products. We continue to focus on the growth, development and operational execution of our worldwide interactive gaming initiatives.

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

•
Pursue Growth Opportunities in Underpenetrated Geographies.  We believe we have opportunities to expand our business by offering our lottery and gaming products and services to customers in both new and underpenetrated geographies. For example:

•
We believe that instant lottery tickets currently comprise less than 20% of lottery sales outside of the U.S. compared to almost 60% in the U.S. We are especially focused on increasing our instant lottery ticket business in Asia, South/Latin America and Eastern/Central Europe. In 2012, a consortium in which we own a 16.5% equity interest was provisionally awarded a 12-year concession for the exclusive rights to the production, operation and management of instant ticket lotteries in Greece, subject to various regulatory approvals, including Greek parliamentary approval. Pursuant to our agreement with the consortium, we expect to serve as the exclusive supplier of instant tickets over the term of the concession.

•
In China, despite a recent decline in our instant ticket validation revenue and our joint venture's instant ticket printing revenue, we continue to believe there is sustained consumer demand for lottery products, as retail sales of the overall lottery segment grew by 18% in 2012. We remain focused on improving sales trends by expanding the lottery retailer network and increasing our involvement in the game selection process.

•
We are increasingly focused on growing our gaming business outside the U.K. and view North America, Latin America, Europe, Asia and the Caribbean as areas of potential growth. In conjunction with this effort, we are actively pursuing opportunities in North American jurisdictions that are seeking to expand into licensed video gaming or replace their existing video gaming systems. In 2012, we began selling our ULTRATM multi-game video gaming terminal, a new, innovative product that leverages the significant experience we have developed in our lottery and Gaming businesses, and provides us with entry into the North American machine business.

•	Further Develop our Capabilities. We continually seek to expand and invest in marketing and technology capabilities.

•
Gaming Content and Brands. We have extensive game development experience and capabilities. We believe that we have extensive knowledge of game design and development, a strong staff and a reputation for producing high-performing games. We seek to leverage these resources and game skills across multiple distribution channels including physical venues and, where permitted, interactive channels.

We pioneered the branding of lottery games. We believe we have an advantage over our competitors in the size and depth of our brand licenses for the lottery industry and that our brand strategy can be applied more broadly to interactive gaming.

•
Technology.  We seek to develop leading technology in lottery and video gaming. We believe our next generation lottery system that we have deployed in Europe is the most technologically advanced and feature-rich lottery system in the industry. We believe that we also have interactive gaming development capabilities, which we will seek to capitalize on as opportunities emerge. For instance, we have built several comprehensive internet lottery systems in Europe that were among the first of their kind. We have also developed hundreds of second chance websites, an internet lottery subscription system and over 100 interactive games for our customers.

•
Pursue and Complete Strategic Acquisitions.  In support of the foregoing strategies, we may engage in strategic acquisitions to help us achieve our goals. Given our global footprint, we believe we have access to opportunities to acquire assets or businesses and to leverage acquired products and technologies in other geographies where we have a presence. This strategy is consistent with our belief that lottery and gaming organizations will increasingly look to single source suppliers to provide a comprehensive offering of products and services. In connection with this strategy, we completed the following acquisitions in 2012:

•
Substantially all of the assets of Parspro.com ehf (“Parspro”), a leading supplier of sports betting solutions in Europe. We anticipate that sports betting will increasingly become an additional revenue source for lotteries in Europe, Asia and Latin America.

•
SG Provoloto, S. de R.L. de C.V. (“Provoloto”), a company that distributes and develops instant lottery tickets and manages instant lotteries for charities in Mexico. We believe we can expand the charity lottery operator model to other countries in Latin America and elsewhere.

•
ADS/Technology and Gaming (“ADS”), a leading third party field-based service and installation specialist in the U.K. that services many of the betting shops, pubs, arcades and bingo clubs. The addition of ADS expands the services and products provided by our Gaming business and leverages its cost structure.

In January 2013, we entered into a merger agreement to acquire WMS, a leading supplier of gaming machines and interactive gaming systems and content. If completed, we believe the acquisition will combine two leading companies in the lottery and gaming industries to create a company with the ability to offer an extensive range of products and services to public and private sector lottery and gaming customers around the world. For more information on this pending acquisition, please see the section entitled "Business Overview—Pending Merger with WMS" contained in "Management's Discussion and Analysis of Financial Condition and Results of Operations" in Item 7 of this Annual Report on Form 10-K.
Contract Procurement
Lottery
Government authorized lotteries in the U.S. typically operate under state-mandated public procurement regulations. See the "Government Regulation" section in Part I, Item I of this Annual Report on Form 10-K. Lotteries select an instant ticket or online supplier by issuing a request for proposal ("RFP"), which generally outlines the products and services to be delivered and related contractual obligations. An evaluation committee frequently comprised of key lottery staff typically evaluates responses based on various criteria. These criteria usually include quality of product and/or technical solutions, security plan and features, experience in the industry, quality of personnel and services to be delivered, and price. We believe that our product functionality and game content, the quality of our personnel, our technical expertise and our demonstrated ability to help the lotteries increase their revenues may give us an advantage relative to the competition when responding to lottery RFPs in the U.S. However, many lotteries still award the contract to the qualified vendor offering the lowest price, regardless of these other factors. Contract awards by lottery authorities are sometimes challenged by unsuccessful competitors, which can result in protracted legal proceedings. Internationally, lottery authorities do not always utilize such a formal bidding process, but rather engage in bilateral negotiations with one or more potential vendors.
U.S. Jurisdictions
The table below lists our lottery and video-related contracts in the U.S. and certain related information as of the date of this Annual Report on Form 10-K. The U.S. lottery industry's 2012 fiscal year generally ended on June 30, 2012. We are the exclusive provider of systems in all lottery and video systems contracts and the primary supplier of instant lottery tickets where noted below. The commencement date of the contract is the date we began generating revenues under such contract, which for our lottery and video systems contracts is typically the start-up date. The table also includes instant ticket or draw game retail sales, as applicable, for each jurisdiction.

State/District	Fiscal 2012 State Instant Ticket or Lottery Systems Retail Sales (in millions)	Type of Contract **	Commencement Date of Current Contract	Expiration Date of Current Contract (before any exercise of remaining renewal options)	Current Renewal Options Remaining
Arizona	$413.1	ITRS-PPK	January 2010	January 2015	5 one-year
Arkansas *	391.3	ITRS-CSP	August 2009	August 2016	3 one-year
Arkansas *	391.3	Properties Plus	August 2009	August 2016	3 one-year
California * (1)	2,755.4	ITRS-POS	July 2005	June 2013	None
Colorado *	364.2	ITRS-PPK	February 2011	June 2014	3 one-year
Colorado (1)	181.1	Lottery Systems	April 2005	October 2014	None
Connecticut	653.3	ITRS-PPK	August 2012	August 2017	2 one-year
Connecticut	428.4	Lottery Systems	May 2008	May 2018	None
Delaware *	46.1	ITRS-CSP	January 2012	January 2015	3 one-year
Delaware	89.9	Lottery Systems	February 2003	February 2015	None
Delaware	N/A	Video	February 2003	February 2015	None
District of Columbia * (2)	58.3	ITRS-CSP	August 2005	March 2013	None
Florida *	2,567.0	ITRS-CSP	October 2008	September 2014	2 two-year
Georgia *	2,585.0	ITRS-CSP	September 2003	September 2018	None
Illinois * (3)	1,624.6	ITRS-CSP	July 2011	January 2021	None
Illinois	N/A	Video	December 2011	December 2017	4 one-year

Indiana (4)	557.9	ITRS-POS	January 2003	March 2013	None
Indiana (5)	297.9	Lottery Systems	January 2013	August 2016	None
Iowa	206.2	ITRS-PPK	January 2013	December 2014	4 one-year
Iowa (1)	206.2	Properties Plus	July 2012	June 2013	8 one-year
Iowa	104.7	Lottery Systems	July 2011	June 2018	3 one-year
Kansas	139.5	ITRS-PPK	August 2008	September 2013	3 one-year
Kentucky *	503.1	ITRS-POS	June 2011	June 2018	8 one-year
Kentucky *	503.1	Properties Plus	August 2012	June 2018	None
Louisiana *	158.0	ITRS-POS	December 2010	October 2020	None
Maine * (1)	165.1	ITRS-CSP	July 2001	June 2013	None
Maine (1)	62.6	Lottery Systems	July 2001	June 2013	None
Maine	N/A	Video	July 2008	June 2018	None
Maryland (1)	506.8	ITRS-PPK	July 2006	June 2013	None
Maryland	506.8	Properties Plus	February 2013	June 2016	None
Maryland	1,288.1	Lottery Systems	October 2005	June 2016	None
Massachusetts	3,296.5	ITRS-PPK	October 2012	October 2015	2 one-year
Minnesota	355.3	ITRS-PPK	June 2010	May 2014	2 one-year
Minnesota	355.3	Properties Plus	June 2010	May 2014	2 one-year
Missouri *	744.2	ITRS-POS	July 2011	June 2014	7 one-year
Missouri *	355.5	Properties Plus	July 2012	October 2013	7 one-year
Montana *	16.5	ITRS-PPK	August 2008	August 2013	2 one-year
New Hampshire *	179.4	ITRS-PPK	July 2012	June 2015	1 two-year
New Jersey	1,417.7	ITRS-PPK	November 2001	December 2013	None
New Mexico	68.7	ITRS-PPK	March 2010	March 2014	4 one-year
New Mexico	N/A	Video	December 2005	December 2013	None
New York *	3,578.9	ITRS-PPK	August 2011	August 2018	None
North Carolina * (6)	960.0	ITRS-POS	March 2006	March 2017	None
North Carolina *	960.0	Properties Plus	October 2012	June 2015	3 one-year
North Dakota	26.0	Lottery Systems	February 2004	March 2014	None
Ohio *	1,505.0	ITRS-PPK	June 2007	June 2013	1 two-year
Oklahoma * (1)	96.0	ITRS-CSP	August 2005	August 2013	None
Oklahoma (1)	103.9	Lottery Systems	August 2005	August 2013	None
Oregon	117.5	ITRS-PPK	July 2010	June 2013	4 one-year
Pennsylvania *	2,134.6	ITRS-CSP	August 2007	August 2015	2 one-year
Pennsylvania	1,346.3	Lottery Systems	January 2009	December 2014	4 one-year
Puerto Rico	398.1	Lottery Systems	March 2005	June 2016	None
Puerto Rico *	54.2	ITRS-CSP	July 2009	June 2016	None
Rhode Island * (1)	84.1	ITRS-PPK	July 2007	June 2013	None
South Carolina *	758.6	ITRS-CSP	October 2006	September 2013	None
South Dakota *	24.5	ITRS-PPK	August 2010	August 2016	None
South Dakota	N/A	Video	December 2009	December 2019	5 one-year
Tennessee *	1,049.6	ITRS-CSP	January 2004	April 2015	None
Tennessee *	1,049.6	Properties Plus	February 2012	April 2015	None
Texas	3,074.8	ITRS-PPK	September 2012	August 2018	2 three-year
Vermont *	74.6	ITRS-PPK	January 2010	January 2014	None
Virginia *	842.1	ITRS-CSP	June 2004	June 2014	None
Washington *	318.1	ITRS-POS	March 2006	March 2014	None
West Virginia	N/A	Video	February 2006	January 2014	2 one-year
Wisconsin	322.2	ITRS-PPK	November 2009	October 2013	1 one-year
________________________________________________________________________________________________________________________________

* We are the primary supplier (i.e., provide more than 50% of the instant tickets to the lottery).
** "ITRS" refers to a contract for the supply of instant tickets and related services. "Lottery Systems" refers to a lottery system (and related services) contract. "PPK" refers to an ITRS contract under which we are paid for instant tickets on a price-per-thousand-units basis. "POS" refers to an ITRS contract under which we are paid based on a percentage of retail sales. "CSP" refers to an ITRS contract that includes CSP services under which we are paid on a POS basis. "Properties Plus" refers to a contract under which we provide our Properties Plus platform and are paid on a POS basis. "Video" refers to a video lottery central monitoring and control systems contract.

(1)	An RFP has been issued by the lottery and is pending as of the date hereof.

(2)	We believe we will be granted a contract extension through August 20, 2013.

(3)	Subcontract through Northstar.

(4)
We expect to enter into an instant ticket contract with GTECH, the private manager of the Indiana lottery, that is expected to commence in April 2013 following the expiration of our current instant ticket contract with Indiana.

(5)
An agreement with GTECH, the private manager of the Indiana lottery, that is expected to commence in April 2013. We expect that our current lottery systems contract with Indiana will be terminated in connection with the commencement of the private management model in Indiana.

(6)	Subcontract through GTECH.

International Jurisdictions—Printed Products
Certain of our more significant international instant ticket contracts and related information are included in the table below.

Lottery/Operator	Type of Contract	Commencement Date of Current Contract	Expiration Date of Current Contract (before any exercise of remaining renewal options)	Current Renewal Options Remaining
Atlantic Lottery Corp (Canada)	ITRS-PPK	August 2012	July 2019	1 three-year
Loto-Québec (Canada)	ITRS-PPK	February 2007	January 2014	None
Loto-Québec (Canada) (1)	ITRS-PPK	February 2010	February 2015	2 one-year
La Francaise des Jeux (France) (2)	ITRS-PPK	January 2008	December 2013	Year-to-year
LNS (Italy)	ITRS-PPK	October 2010	September 2019	1 nine-year
De Lotto (Netherlands)	ITRS-CSP	December 2010	March 2015	1 four-year/4 one-year
Camelot Group plc (U.K.) (3)	ITRS-POS	February 2009	January 2023	None
________________________________________________________________________________________________________________________________

(1)	Contract for the supply of a special type of tickets.

(2)	Non-exclusive contract under which the lottery selects the instant ticket printer on a game-by-game basis.

(3)	Camelot Group plc is the lottery operator of the U.K. National Lottery.
International Jurisdictions—Lottery Systems
Internationally, we typically sell point-of-sale terminals, host hardware and/or computer software for lottery authorities and provide ongoing fee-based systems and software support services under long-term contracts. Our international lottery service contracts typically include automatic renewal provisions and/or do not have specified expiration dates. These service contracts can generally be terminated at any time upon notification by either the customer or us subject to the applicable notice periods. We hold lottery system contracts with customers in Argentina, Australia, Canada, China, France, Germany, Hungary, Iceland, Israel, Italy, Latvia, Mexico, Norway, the Philippines, Spain and Switzerland. Our exclusive instant ticket validation contract with the CSL is scheduled to expire in January 2016.
Gaming
Our gaming business provides terminals and content into the LBO, pub, bingo and arcade sectors in the U.K., where contracts typically have a term of two to four years with potential extensions. We also provide gaming content for U.K. and European internet and mobile gaming operators, where the contract term is typically three years.
In the U.K., four large bookmakers operate approximately 80% of the LBOs. In January 2012, William Hill PLC ("William Hill"), one of these large bookmakers, awarded a contract for the exclusive supply of gaming terminals to its entire LBO estate to one of our competitors. This contract took effect following the expiration of our gaming terminal supply contract. The loss of this contract impacted our results of operations in 2012. For the year ended December 31, 2012, our contracts with the other three large bookmakers represented approximately 57% of our total Gaming service revenue.
Our gaming terminal contracts with the large LBOs and certain related information are set forth in the table below.

Customer	Commencement Date of Current Contract	Expiration Date of Current Contract (before any exercise of remaining renewal options)
Ladbrokes plc	8/5/2010	3/31/2015
Gala Coral Group Ltd.	1/1/2010	12/31/2017
Tote (Retail division of Betfred)	12/21/2009	12/31/2013
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

Intellectual Property
We have a number of U.S. and international patents that we consider, in the aggregate, to be of material importance to our business. The terms of our patents vary based on the date of patent filing or grant and the law of the various countries where patent protection is obtained. In the U.S., the term of a patent generally expires 20 years from the date of filing. The actual protection afforded by a patent, which can vary from country to country, depends upon the type of patent, the scope of its coverage and the availability of legal remedies in the applicable country.

Certain technology material to our lottery processes and systems is the subject of patents issued and patent applications currently pending in the U.S. and certain other countries. In our lottery business, we utilize our patented and patent-pending technology for the production, secure printing, validation and distribution of instant lottery tickets. In addition, we patent and license game content as part of our licensed properties and gaming businesses. Our patents have various expiration dates through 2032. We also have a number of U.S. and international registered trademarks and other common law trademark rights for certain of our products and services, including BOODLE®, FailSafe®, Properties Plus®, Points for Prizes®, Winner's Choice™, PlayCentral®, SciScan Technology™, AEGIS®, Wave™, ULTRA™, EXTREMA® and SGI-NET™. Trademark protection continues in some countries, including the U.S., for as long as the trademark is used and in other countries for as long as it is registered. Registrations generally are for fixed, but renewable terms.

From time to time we become aware of potential infringement of our intellectual property by competitors and other third parties and consider what action, if any, to take in that regard, including litigation where appropriate. We are also subject to threatened or actual intellectual property-related claims against us from time to time.
Production Processes, Sources and Availability of Components
Our dedicated computer controlled printing process is specifically designed to produce secure instant lottery game tickets for government-sanctioned lotteries. Our facilities are designed for the efficient and secure production of instant lottery tickets and support high-speed variable image printing, packaging and storage of instant lottery tickets. Instant lottery tickets are delivered finished and ready for distribution by the lottery authority (or by us in the jurisdictions where we have CSP contracts). Paper and ink are the principal raw materials consumed in our ticket manufacturing operations.
Production of our lottery terminals and gaming machines (and related component products) primarily involves the assembly of electronic and mechanical components into more complex systems and products. Third-party vendors generally manufacture and assemble our lottery terminals and gaming machines.
We normally have sufficient lead time between reaching an agreement and the commencement of operations so that we are able to provide our lottery and gaming customers with a fully functioning system that is customized to meet their requirements. In the event that current suppliers of control sub-assemblies are no longer available, we believe we would be able to adapt our application software to run on the then-available hardware in time to meet new contractual obligations, although the price competitiveness of our products might change. The lead time for obtaining most of the electronic components that we use is approximately 90 days. We believe that this is consistent with our competitors' lead times and is also consistent with the needs of our customers.

Seasonality
Our revenue can fluctuate due to seasonality in some components of our business. The summer season historically has been the weakest part of the year for certain parts of our lottery business, particularly where our revenue is tied to a percentage of retail sales such as under our CSP contracts. Our Gaming LBO service revenue is typically lower in the first and third quarters of the year as there is generally a lower volume of players in the LBOs during those quarters.
Our Lottery Systems service revenue can be somewhat dependent on the size of jackpots of lottery games such as Powerball and Mega Millions during the relevant period. Our licensed properties instant ticket revenue and our sales revenue can fluctuate due to the non-recurring nature of these revenue streams.
Competition
Printed Products
The instant lottery ticket business is highly competitive and continues to be subject to intense price-based competition. Our principal instant lottery ticket competitors in the U.S. are Pollard Banknote Limited ("Pollard") and GTECH. Except as permitted by the applicable provisions of the North American Free Trade Agreement with respect to Canada, it is currently illegal to import lottery tickets into the U.S. from a foreign country. Our business could be adversely affected should additional international competitors in Canada export lottery products to the U.S. or should other international competitors establish printing facilities in the U.S. or Canada to supply the U.S. Internationally, a number of lottery instant ticket vendors compete with us including the competitors noted above as well as diversified printers in India, China and Latin America. Our principal competitors in our provision of licensed games, promotional entertainment and loyalty or rewards programs to the lottery industry include BI Worldwide Ltd., Alchemy3 LLC, ePrize LLC, SapientNitro, a division of Sapient Corp., GTECH, Pollard and Intralot, S.A. ("Intralot").
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
As countries liberalize gaming, lotteries may expand their scope by offering sports wagering, gaming machines, internet gaming or other forms of gaming, which may introduce new suppliers to lotteries resulting in new forms of competition to us. In some jurisdictions, liberalization includes privatization or the outsourcing of lottery operations to bidders. We believe companies such as Camelot Group plc, the Tattersalls Group, Lottomatica and Intralot to be among those who may bid on such opportunities.
Gaming
Our wide area gaming business competes with a variety of suppliers in the U.K. and internationally. Our principal direct competitor in the U.K. LBO business is Inspired Gaming Group Limited ("Inspired"). In the U.K. AWP and skill with prize ("SWP") machine business, we compete directly with other suppliers of gaming machines and gaming operators, including the Bell-Fruit and Gamestec divisions of Astra Games Limited, Sceptre Leisure plc and Games Warehouse Limited, a division of Merit Industries, Inc. In some jurisdictions, we compete with video lottery and other gaming terminal and systems suppliers. Our competitors in these industries include International Game Technology ("IGT"), Lottomatica, Bally Technologies, Inc., Inspired, Aristocrat Leisure Ltd, Novomatic AG, Multimedia Games, Inc., WMS and Konami Digital Entertainment, Inc. Our primary competitors in the provision of game content include Amaya Gaming Group, Inc., IGT, Microgaming Software Systems Ltd., Net Entertainment NE AB, NYX Gaming Group, OpenBet Technology Ltd. and Playtech Limited ("Playtech").
Employees
As of December 31, 2012, we employed approximately 3,600 persons. Most of our employees are not represented by labor unions. However, unions represent the majority of our employees at our printing facilities in Canada, Chile and the U.K.
Government Regulation
General
Lotteries and other forms of gaming are generally subject to extensive and evolving regulation that customarily includes some form of licensing or regulatory screening of operators, suppliers, manufacturers and distributors and their applicable parents, affiliates and subsidiaries, as well as their major shareholders, officers, directors and key employees. In addition, certain of our gaming products and technologies must be certified or approved in certain jurisdictions where we operate. Regulators review many facets of an applicant or holder of a license, including its financial stability, integrity and business experience. Any failure to receive a license or the loss of a license that we currently hold could have a material adverse effect on us or on our results of operations or financial condition.
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
We have developed and implemented a rigorous internal compliance program in an effort to ensure that we comply with legal requirements imposed in connection with our lottery and gaming activities, as well as legal requirements generally applicable to all publicly traded companies. The compliance program is run on a day-to-day basis by our Chief Compliance Officer with legal advice provided by attorneys in our legal and compliance departments and outside experts. The compliance program is overseen by the Compliance Committee of our Board of Directors, comprised entirely of non-employee directors. While we are firmly committed to full compliance with all applicable laws, there can be no assurance that our compliance program will prevent the violation of one or more laws or regulations, or that a violation by us or an employee will not result in the imposition of a monetary fine or suspension or revocation of one or more of our licenses.

In the United States, the Unlawful Internet Gambling Enforcement Act of 2006 ("UIGEA") prohibits among other things, the transmission of any wager, at least in part, by means of the internet where such wager is prohibited by any applicable law where initiated, received or otherwise made. UIGEA imposes potentially severe criminal and civil sanctions on the owners and operators of such systems and on financial institutions that process wagering transactions. The law contains a safe harbor for wagers placed within a single state (disregarding intermediate routing of the transmission) where the method of placing the bet and receiving the bet is authorized by that state's law, provided the underlying regulations establish appropriate age and location verification. The Federal Wire Act of 1961 ("The Wire Act") generally prohibits anyone engaged in the business of betting or wagering from knowingly using a wire communication facility for the transmission in interstate or foreign commerce of wagers or information assisting in the placing of wagers on any "sporting event or contest." Until recently, there was uncertainty, in light of prior interpretations and pronouncements of representatives of the U.S. Department of Justice ("DOJ"), as to whether the Wire Act may prohibit states from conducting in-state lottery transactions via the internet if the transmissions over the internet during the transaction cross state lines, notwithstanding that UIGEA appears to permit out-of-state routing of data associated with in-state lottery transactions authorized by that state's law. In late 2011, the Office of Legal Counsel of the DOJ issued an opinion to the effect that state lottery ticket sales over the internet to in-state adults do not violate the Wire Act since lotteries do not involve "sporting events or contests" within the meaning of the Wire Act.
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
To varying degrees, a number of the European governments have taken steps to change the regulation of internet wagering through the implementation of new or revised licensing and taxation regimes, including the possible imposition of sanctions on unlicensed providers.
While we believe that we have developed the proper procedures and policies to comply with the requirements of these evolving laws and legal pronouncements, there can be no assurance that our activities or the activities of our customers will not become the subject of law enforcement proceedings or that any such proceedings would not have a material adverse impact on us or our business plans.
From time to time, we retain government affairs representatives in various U.S. and international jurisdictions to advise elected and appointed officials and the public concerning our views on lottery and gaming-related legislation, to monitor such legislation and to advise us in our relations with lottery and gaming authorities.
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
The award of lottery contracts and ongoing operations of lotteries in international jurisdictions are also extensively regulated, although international regulations typically vary from those prevailing in the U.S. Restrictions are frequently imposed on international corporations seeking to do business in such jurisdictions and, as a consequence, we have in a number of instances allied ourselves with local companies when seeking international lottery contracts.

Gaming
The manufacture and distribution of gaming machines, games, equipment and related software and services are subject to regulation and licensing by a variety of federal, state, international, tribal and local authorities, with the majority of the oversight in the U.S. provided by individual state gaming control boards.
Certain of our gaming products and technologies must be certified or approved by regulatory authorities or private testing agencies authorized by such gaming authorities in certain jurisdictions where we operate.
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

Executive Officers of the Company
Certain information regarding each of our executive officers is set forth below.

Name	Age	Position
A. Lorne Weil	67	Chief Executive Officer and Chairman of the Board
Michael R. Chambrello	55	Chief Executive Officer — Asia-Pacific Region
Jeffrey S. Lipkin	42	Senior Vice President and Chief Financial Officer
James C. Kennedy	56	President of Printed Products and Chief Marketing Officer
William J. Huntley	63	Executive Vice President and Chief Executive Officer, Systems
Stephen Frater	60	Executive Chairman — SG Gaming
Steve W. Beason	51	Enterprise Chief Technology Officer
Jack B. Sarno	40	Vice President — Worldwide Legal Affairs and Corporate Secretary
Larry A. Potts	65	Vice President, Chief Compliance Officer and Director of Security
Jeffrey B. Johnson	48	Vice President Finance, Chief Accounting Officer and Corporate Controller

A. Lorne Weil has been Chairman of the Board of Directors since October 1991. Mr. Weil became Chief Executive Officer in November 2010, a position he previously held from 1992 to 2008. Mr. Weil also served as President of the Company from August 1997 to June 2005. Mr. Weil was President of Lorne Weil, Inc., a firm providing strategic planning and corporate development services to high technology industries, from 1979 to November 1992. Previously, Mr. Weil was Vice President of Corporate Development at General Instrument Corporation, working with wagering and cable systems. Mr. Weil is a director of Andina Acquisition Corporation, Avantair, Inc. and Sportech Plc.
Michael R. Chambrello became Chief Executive Officer — Asia-Pacific Region in November 2010 after serving as Chief Executive Officer since January 2010. From July 2005 to December 2009, Mr. Chambrello was President and Chief Operating Officer. From November 2000 to June 2005, Mr. Chambrello was President and Chief Executive Officer of Environmental Systems Products Holdings Inc. ("ESP"), which provides vehicle emissions testing systems and services to government agencies. Prior to ESP, he was Chief Executive Officer of Transmedia Asia Pacific, Inc. and Transmedia Europe Inc., which provide membership-based consumer and business services. Mr. Chambrello has 26 years of lottery industry experience, having served as President of GTECH Corporation and Executive Vice President of GTECH Holdings Corporation.
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
James C. Kennedy became President of Printed Products in January 2013 and has served as Chief Marketing Officer of the Company since January 2011. Mr. Kennedy is responsible for global lottery product marketing, including in China, Europe and Latin America. In addition to his marketing responsibilities, he also manages sales, customer service and creative service for all of the Company's North American lottery businesses. From 2005 to 2011, Mr. Kennedy served as Senior Vice

President of SGI and prior to that, Mr. Kennedy served as Vice President of U.S. Sales for SGI. Prior to joining the Company in 1985, Mr. Kennedy was a Systems Engineer for Computer Task Group.
William J. Huntley became Executive Vice President and Chief Executive Officer, Systems in January 2013. Prior to that, he was President of Lottery Systems since January 2011 and Senior Vice President of SGI since February 2011. Mr. Huntley was previously with the Company and its predecessor company for 38 years, including serving as President of Autotote Lottery Corporation from 1997 to 2000, President of the Systems Division of SGI from 2000 to 2006, and President of Scientific Games Racing, LLC from 2006 to 2007. Mr. Huntley also served as Vice President of Autotote Systems, Inc. (which became Scientific Games Racing, LLC) from 1989 to 1997 and as Vice President of Operations of the Company from 1991 to 1994. From February 2009 to December 2010, Mr. Huntley served as a consultant to the Company.
Stephen Frater has served as Executive Chairman — SG Gaming since March 2010. Mr. Frater served as Chairman and Chief Executive Officer of The Global Draw Limited ("Global Draw") and Games Media Limited ("Games Media") from July 2008 to March 2010. Mr. Frater joined the Company in 2006 as part of the Company's acquisition of Global Draw, serving as Managing Director of Global Draw. Mr. Frater has worked in the bookmaking industry for over 30 years. Mr. Frater co-founded Global Draw in 1997 and was instrumental in the establishment of its gaming business in the U.K. Prior to that, Mr. Frater co-founded Great Mark, which operated the Admiral Betting chain in the U.K. Prior to co-founding Great Mark and Global Draw, Mr. Frater worked for both the Mecca and William Hill groups as Head of Customer Relations.
     Steve W. Beason has served as Enterprise Chief Technology Officer. He served as Chief Technology Officer from August 2005 until January 2011 and President, Lottery Systems Group, from November 2006 to November 2010. Prior to joining the Company, Mr. Beason was Executive Director, Information Technology, of The Hong Kong Jockey Club managing a staff of nearly 400 information technology professionals.
Jack B. Sarno has served as Vice President — Worldwide Legal Affairs and Corporate Secretary since October 2012. Mr. Sarno previously served as Vice President and Deputy General Counsel of the Company. Prior to joining the Company in August 2007, Mr. Sarno was counsel at Skadden, Arps, Slate, Meagher & Flom LLP in New York.
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
Jeffrey B. Johnson joined the Company in September 2011 and serves as Vice President of Finance, Chief Accounting Officer and Corporate Controller. Previously, Mr. Johnson was the Executive Vice President and Chief Financial Officer for Tensar Corporation, a global engineering services and construction products manufacturing company. Prior to that, he served as Vice President, Corporate Controller and Chief Accounting Officer for Tempur-Pedic International Inc., a publicly traded consumer products company. Prior to 1999, Mr. Johnson was a Manager of Audit and Business Advisory Services at Andersen LLP. Mr. Johnson is a certified public accountant and a certified management accountant.
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

ITEM 1A.    RISK FACTORS
Risks Relating to our Business and Industry
We operate in highly competitive industries and our success depends on our ability to effectively compete with numerous domestic and foreign businesses.
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
We believe our principal competitors in the instant ticket lottery business have increased their production capacity, which is expected to increase pricing pressures in the instant ticket business and adversely affect our ability to win or renew instant ticket contracts or reduce the profitability of instant ticket contracts that we do win. Our U.S. instant ticket business could also be adversely affected should additional foreign competitors in Canada export their lottery products to the U.S. or should other foreign competitors establish printing facilities in the U.S. or Canada to supply the U.S. We also compete in the international instant ticket lottery business with low-price, low-quality printers in a regulated environment where laws are being reinterpreted so as to create competition from non-traditional lottery vendors and products.
We face increased price competition in our lottery systems business from our two principal competitors. Since late 2007, we have lost lottery systems contracts in South Carolina, West Virginia, South Dakota, New Hampshire and Vermont to our competitors following the expiration of our contracts. During 2010, the lottery authority in Maine awarded a new lottery contract to one of our competitors, which award was subsequently invalidated as a result of our protest. The competitor's appeal of the protest ruling was denied on October 21, 2011. Our contract with Maine was extended until June 30, 2013.
As some jurisdictions seek to privatize or outsource lottery operations (including partial privatizations through private management agreements or otherwise), we face competition from both traditional and new competitors with respect to these opportunities. In some cases, we may find it necessary or desirable to enter into strategic relationships with third parties, including competitors, to pursue these opportunities. The Indiana lottery recently awarded a private management agreement to one of our competitors. We expect that our lottery systems contract with the Indiana lottery will be terminated in connection with the commencement of the private management model in Indiana. On January 11, 2013, we entered into an agreement with the manager of the Indiana lottery to provide existing lottery systems equipment and services through August 2016, which agreement is expected to commence in April 2013.
Pricing pressures and privatization of some lotteries may also change the manner in which lottery system and instant ticket contracts are awarded and the profitability of those contracts. Any future success of our lottery business will also depend, in part, on the success of the lottery industry in attracting and retaining players in the face of increased competition for these players' entertainment dollars, as well as our own success in developing innovative products and systems to achieve this goal. Our failure to achieve this goal could reduce our revenue from our lottery operations. As a result of pressure on state and other government budgets, other forms of gaming may be legalized, which could adversely impact our business.
Our gaming-related businesses face significant competition from other vendors. For example, in January 2012, William Hill awarded a contract for the exclusive supply of gaming terminals to the bookmaker's entire LBO estate to one of our principal competitors. This contract took effect following the expiration of our gaming terminal supply contract with William Hill in March 2012. The loss of this contract impacted our results of operations in 2012.
We face significant competition as we seek to offer products and services for the evolving internet lottery and gaming industries, not only from our traditional competitors in the lottery business but also from a number of other domestic and foreign providers (or the operators themselves), some of which have substantially greater financial resources and/or experience in this area than we do. In addition, our gaming-related businesses face competition from illegal operators.
Unfavorable U.S. and international economic conditions may adversely affect our business and financial condition.
Unfavorable general economic conditions, including relatively high rates of unemployment, have had, and may continue to have, a negative effect on our business and results of operations.

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
We believe that the lottery and wide area gaming businesses are less susceptible to reductions in consumer spending than the destination gaming business (e.g., resort and casino venues, which are typically less accessible to consumers than lottery and wide area gaming retail outlets) and other parts of the consumer products sector. However, we believe that declines in consumer spending have adversely impacted our lottery and wide area gaming businesses to some extent, and further declines would likely exacerbate these negative effects.
There are ongoing concerns regarding the debt burden of certain countries, particularly in the European Union, and their ability to meet their future financial obligations, which have resulted in downgrades of the debt ratings for these countries. These sovereign debt concerns, whether real or perceived, could result in a recession, prolonged economic slowdown, or otherwise negatively impact the general health and stability of the economies in these countries or more broadly. In more severe cases, this could result in a limitation on the availability of capital, thereby restricting our liquidity and negatively impacting our operating results. We currently operate in, and our growth strategy may involve pursuing expansion or business opportunities in, certain countries potentially facing real or perceived sovereign debt concerns, such as Italy and Greece.
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
We may not be able to capitalize on the expansion of internet or other forms of interactive gaming or other trends and changes in the lottery and gaming industries.
Part of our strategy is to take advantage of the liberalization of internet and mobile gaming, both within the U.S. and internationally. This strategy involves significant risks and uncertainties, including legal, business and financial risks.
In general, our ability to successfully pursue our interactive gaming strategy depends on the laws and regulations relating to wagering over the internet and through interactive channels. Until recently, there was uncertainty as to whether the Wire Act prohibits states from conducting intrastate lottery transactions via the internet if the transmissions over the internet during the transaction cross state lines. In late 2011, the Office of Legal Counsel of the DOJ issued an opinion to the effect that state lottery ticket sales over the internet to in-state adults do not violate the Wire Act. The opinion may provide an impetus for states to authorize internet or other forms of interactive gaming in order to create an additional revenue stream. However, as a general matter, we believe states will be required or otherwise deem it advisable to enact enabling legislation or new regulations addressing the sale of lottery tickets or the offering of other forms of gaming over the internet. The enactment of internet gaming legislation that federalizes significant aspects of the regulation of internet gaming could have an adverse impact on our ability to pursue our interactive strategy in the U.S. For instance, at the end of 2012, the proposed language of the “Internet Gambling Prohibition, Poker Consumer Protection, and Strengthening UIGEA Act of 2012” (commonly referred to as the Reid-Kyl bill) was released. While not introduced to Congress in 2012, it contains language designed to significantly limit the expansion of internet wagering in the United States, including limits on state lotteries selling lottery tickets over the internet and a prohibition of internet gaming activities other than poker.
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
In jurisdictions that authorize internet gaming, there can be no assurance that we will be successful in selling our technology, content and services to internet gaming operators as we expect to face intense competition from our traditional competitors in the lottery business as well as a number of other domestic and foreign providers (or the operators themselves), some of which have substantially greater financial resources and/or experience in this area than we do. In addition, there is a risk that the authorization of the sale of lottery tickets or games or other forms of gaming via the internet in a particular jurisdiction could, under certain circumstances, adversely impact our lottery product sales through traditional channels in such jurisdiction. Any such adverse impact would be magnified to the extent we are not involved in, and generating revenue from, the provision of products or services for internet gaming in such jurisdiction. Know-your-customer (KYC) and geo-location programs and technologies supplied by third parties are an important aspect of certain internet or mobile gaming products and services because they confirm certain information with respect to players and prospective players, such as age, identity and location. Payment processing programs and technologies, typically provided by third parties, are also a necessary feature of internet and mobile wagering products and services. These programs and technologies are costly and may have an adverse impact on our internet or mobile gaming revenue. Additionally, there can be no assurance that products containing these programs and technologies will be available to us on commercially reasonable terms, if at all, or that they will perform accurately or otherwise in accordance with our required specifications.
Our ability to compete effectively in the internet gaming space will depend on the acceptance by our customers of the products and services we offer. Such products and services may rely on technology that we acquire or license from third parties.
We are in the process of internally developing internet gaming solutions for our customers. Such internal development is costly and there can be no assurance that such development will result in commercially viable products. In addition, there can be no assurance that our internally developed products will not infringe upon the proprietary rights of others, or that other parties will not assert infringement claims against us.
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
Since late 2007, we have lost lottery systems contracts in South Carolina, West Virginia, South Dakota, New Hampshire and Vermont to our competitors following the expiration of our contracts. During 2010, the lottery authority in Maine awarded a new lottery contract to one of our competitors, which award was subsequently invalidated as a result of our protest. The competitor's appeal of the protest ruling was denied in October 2011. Our contract with Maine was extended until June 30, 2013 pending further action by the Maine lottery authority.
In our U.K. gaming business, William Hill awarded a contract for the exclusive supply of gaming terminals to its entire LBO estate to one of our principal competitors. This contract took effect following the expiration of our gaming terminal supply contract with William Hill in March 2012. The loss of this contract impacted our results of operations in 2012.
We are also required by certain of our lottery customers to provide surety or performance bonds in connection with our contracts. As of December 31, 2012, we had approximately $209.8 million of outstanding surety and performance bonds. There can be no assurance that we will continue to be able to obtain surety or performance bonds on commercially reasonable terms or at all. Our inability to provide such bonds would materially and adversely affect our ability to renew existing, or obtain new, lottery contracts.
There can be no assurance that our current contracts will be extended or that we will be awarded new contracts as a result of competitive bidding processes or otherwise in the future. The termination, expiration or failure to renew one or more of our contracts could cause us to lose substantial revenue and profits, which could have an adverse effect on our ability to win or renew other contracts or pursue growth initiatives. For additional information regarding the potential expiration dates of certain of our contracts, see the table in "Business—Contract Procurement" in Item 1 of this Annual Report on Form 10-K.
We may not have sufficient cash flows from operating activities, cash on hand and available borrowings under our credit agreement to finance required capital expenditures under new contracts, service our indebtedness and meet our other cash needs. These obligations require a significant amount of cash.
Our lottery systems and gaming terminal businesses generally require significant upfront capital expenditures for terminal assembly, software customization and implementation, systems and equipment installation and telecommunications configuration. In connection with a renewal or bid of a lottery systems or gaming terminal contract, a customer may seek to obtain new equipment or impose new service requirements, which may require additional capital expenditures in order to retain or win the contract. Historically, we have funded these upfront costs through cash flows generated from operations, available cash on hand and borrowings under our credit agreement. Our ability to generate revenue and to continue to procure new contracts will depend on, among other things, our then present liquidity levels or our ability to obtain additional financing on commercially reasonable terms.

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
As of December 31, 2012, we had total indebtedness of approximately $1,468.2 million, or approximately 80.1% of our total capitalization, consisting primarily of borrowings under our senior secured term loan under our credit agreement and senior subordinated notes. Our ability to make payments on and to refinance our indebtedness will depend on our ability to generate cash in the future. This, to some extent, is subject to general economic, financial, competitive, legislative, regulatory and other factors that are beyond our control. Our lenders, including the lenders participating in our revolving credit facilities, may have suffered losses related to their lending and other financial relationships, especially because of the general weakening of the national and global economy and increased financial instability of many borrowers. As a result, lenders may become insolvent or tighten their lending standards, which could make it more difficult for us to borrow under our revolving credit facilities or to obtain other financing on favorable terms or at all. Our financial condition and results of operations would be adversely affected if we were unable to draw funds under our revolving credit facilities because of a lender default or to obtain other cost-effective financing. Any default by a lender in its obligation to fund its commitment under our revolving credit facilities (or its participation in letters of credit) could limit our liquidity to the extent of the defaulting lender's commitment.
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
In connection with the pending merger with WMS, we entered into a commitment letter pursuant to which the lenders party thereto have agreed to provide the financing necessary to complete the transaction. The merger is not conditioned on our obtaining the proceeds of any financing, including the financing contemplated by the commitment letter. For further details regarding the commitment letter and the merger financing, see Note 23 (Subsequent Events) to our Consolidated Financial Statements in this Annual Report on Form 10-K.
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
In addition, our credit agreement requires us to maintain certain financial ratios. As a result of these covenants, we will be limited in the manner in which we can conduct our business, and may be unable to engage in favorable business activities or finance future operations or capital needs. A failure to comply with the restrictions contained in our credit agreement or indentures, or to maintain the financial ratios required by our credit agreement, could lead to an event of default which could result in an acceleration of our indebtedness. See Note 13 (Long-Term and Other Debt) to our Consolidated Financial Statements in this Annual Report on Form 10-K for additional information regarding these financial ratios.

There can be no assurance that our future operating results will be sufficient to ensure compliance with the covenants in our credit agreement, indentures or other debt instruments or to remedy any such default. In addition, in the event of acceleration, we may not have, or be able to obtain, sufficient funds to make any accelerated payments.
Our business depends on the protection of our intellectual property and proprietary information and on our ability to license intellectual property from third parties.
We believe that our success depends, in part, on protecting our intellectual property in the U.S. and in foreign countries and our ability to license intellectual property from third parties on commercially reasonable terms. Our intellectual property includes certain patents and trademarks relating to our instant ticket games and wagering systems, as well as proprietary or confidential information that is not subject to patent or similar protection. Our intellectual property protects the integrity of our games, systems, products and services, which is a core value of our business. For example, our intellectual property is designed to ensure the security of the printing of our instant lottery tickets and provide simple and secure validation of our lottery tickets. Competitors may independently develop similar or superior products, software, systems or business models. In cases where our intellectual property is not protected by an enforceable patent, such independent development may result in a significant diminution in the value of our intellectual property.
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
We rely on products and technologies that we license from third parties, including licensed properties (e.g., brands) and game content for our lottery and gaming businesses and the back-end technology platform we license from Video B Holdings Limited ("Video B"), a subsidiary of Playtech. There can be no assurance that these third-party licenses, or support for such licensed products and technology, will continue to be available to us on commercially reasonable terms, if at all. Certain of our license agreements grant the licensor rights to audit our use of their intellectual property to confirm that we have made the required royalty payments. Disputes with licensors over royalty payment methodologies and calculations could result in the payment of additional royalties or penalties by us, cancellation or non-renewal of the underlying license, or litigation.
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
We and our industry are subject to strict government regulations that may limit our existing operations and have an adverse impact on our ability to grow.
In the U.S. and many other countries, lotteries and other forms of gaming are subject to extensive and evolving regulation. Such gaming regulatory requirements vary from jurisdiction to jurisdiction. Therefore, we are subject to a wide range of complex gaming laws and regulations in the jurisdictions in which we are licensed or operate. Most jurisdictions require that we be licensed, that our key personnel and certain of our security holders be found suitable or be licensed, and that our products be reviewed and approved before placement. If a license, approval or finding of suitability is required by a regulatory authority and we fail to seek or do not receive the necessary approval, license or finding of suitability, then we may be prohibited from providing our products or services for use in the particular jurisdiction. We will also become subject to regulation in any other jurisdictions in which we decide to operate in the future, including due to expansion of a customer's operations.
The regulatory environment in any particular jurisdiction may change in the future, including changes that limit some or all of our existing operations in that jurisdiction, and any such change could have a material adverse effect on our results of operations, business or prospects. Moreover, there can be no assurance that the operation of lotteries, video gaming terminals, internet gaming or other forms of lottery or gaming will be approved by additional jurisdictions or that those jurisdictions in which these activities are currently permitted will continue to permit such activities. Laws and regulations relating to internet and other form of interactive gaming are evolving. For additional discussion regarding risks associated with the evolving interactive gaming regulatory landscape, see the risk factor above captioned " —We may not be able to capitalize on the expansion of internet or other forms of interactive gaming or other trends and changes in the lottery and gaming industries."
There can be no assurance that law enforcement or gaming regulatory authorities will not seek to restrict our business in their jurisdictions or institute enforcement proceedings. In addition, there can be no assurance that any instituted enforcement proceedings will be favorably resolved, or that such proceedings will not have a material adverse impact on our ability to retain and renew existing licenses or to obtain new licenses in other jurisdictions. Moreover, in addition to the risk of an enforcement action, our reputation may be damaged in the event of any legal or regulatory investigation whether or not we are ultimately accused of or found to have committed any violation.
We are required to obtain and maintain licenses from various jurisdictions in order to operate certain aspects of our business and we and certain of our affiliates, major stockholders (generally persons and entities beneficially owning a specified percentage (typically 5% or more) of our equity securities), directors, officers and key employees are subject to extensive background investigations and suitability standards in our business. In some jurisdictions these investigations may require extensive personal and financial disclosure from major stockholders, directors, officers, and key employees. The failure of any such individuals or entities to submit to such background checks and provide the required disclosure could jeopardize the award of a contract or license to us or provide grounds for termination of an existing contract or license. We also will become subject to regulation in any other jurisdiction in which our customers operate in the future. There can be no assurance that we will be able to obtain new licenses or renew any of our existing licenses, or that if such licenses are obtained, that such licenses will not be conditioned, suspended or revoked, and the loss, denial or non-renewal of any of our licenses could have a material adverse effect on our results of operations, business or prospects. Lottery and gaming authorities generally conduct background investigations of the winning vendor or license applicant, its parent corporation (if any) and its major stockholders, directors, officers and key employees. Generally, regulatory authorities have broad discretion when granting, renewing or revoking these approvals and licenses. Lottery and gaming authorities with which we do business may require the removal of any of our directors or employees who are deemed to be unsuitable and these authorities are generally empowered to disqualify us from receiving a lottery and gaming contract or operating a lottery or gaming system as a result of any such investigation. In addition, certain of the games, hardware, software and other technology or products used in our gaming business must be certified or approved in certain jurisdictions where we operate. Our failure, or the failure of any of our major stockholders, directors, officers, key employees, products or technology, in obtaining or retaining a required license or approval in one jurisdiction could negatively impact our ability (or the ability of any of our major stockholders, directors, officers, key employees, products or technology) to obtain or retain required licenses and approvals in other jurisdictions. The failure to obtain or retain a required license or approval in any jurisdiction would decrease the geographic areas where we are permitted to operate and generate revenue, decrease our share in the lottery or gaming industry and put us at a disadvantage relative to our competitors. Additional restrictions are often imposed on foreign entities such as us by international jurisdictions in which we seek to market our products or services.
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
We are subject to the provisions of the Foreign Corrupt Practices Act and other anti-corruption laws that generally prohibit U.S. persons and companies and their intermediaries from offering, promising, authorizing or making improper payments to foreign government officials for the purpose of obtaining or retaining business. Certain of these anti-corruption laws also contain provisions that require accurate record keeping and further require companies to devise and maintain an adequate system of internal accounting controls. Although we have policies and controls in place that are designed to ensure compliance with these laws, if those controls are ineffective or an employee or intermediary fails to comply with the applicable regulations, we may be subject to criminal and civil sanctions as well as other penalties. Any such violation could disrupt our business and result in an adverse effect on our reputation, business, results of operations or financial condition.
We have developed and implemented an internal compliance program in an effort to ensure that we comply with legal requirements imposed in connection with our gaming-related activities, as well as legal requirements generally applicable to all publicly traded corporations. The compliance program is run on a day-to-day basis by our Chief Compliance Officer with legal advice provided by attorneys in our legal and compliance departments and outside experts. The compliance program is overseen by the Compliance Committee of our Board of Directors, consisting entirely of non-employee directors. There can be no assurance that such steps will prevent the violation of one or more laws or regulations, or that a violation by us or an employee will not result in the imposition of a monetary fine or suspension or revocation of one or more of our licenses.
Gaming opponents persist in their efforts to curtail the expansion of legalized gaming, which, if successful, could limit the growth of our operations.
Legalized gaming is subject to opposition from gaming opponents. There can be no assurance that this opposition will not succeed in preventing the legalization of gaming in jurisdictions where these activities are presently prohibited or prohibiting or limiting the expansion of gaming where it is currently permitted. Any successful effort to curtail the expansion of, or limit, legalized gambling could have an adverse effect on our business, financial condition, results of operations or prospects.
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
    These strategic equity investments currently include investments in LNS, Northstar, Sportech, RCN, as well as our equity investments in China. We are party to strategic agreements with Video B relating to gaming terminals that contemplate our use of, and reliance on, Video B's back-end technology platform in certain jurisdictions. In 2011, Global Draw completed the migration of its server-based gaming terminals to this back-end technology platform in the U.K. and migrated the majority of our server-based gaming terminals outside the U.K. to this technology during 2012.

Northstar, in which we are a 20% equity holder, was awarded the agreement to be the private manager for the Illinois Lottery for a 10-year term following a competitive procurement process, which agreement was executed on January 18, 2011. See "Business-Operational Overview-Printed Products-Northstar" in Item 1 of this Annual Report on Form 10-K. Operations under the agreement commenced on July 1, 2011. Under the terms of the agreement, Northstar is entitled to receive annual incentive compensation payments from Illinois to the extent it is successful in increasing the lottery's net income above specified target levels of lottery net income, subject to a cap of 5% of the applicable year's net income. Northstar will be responsible for payments to Illinois to the extent the lottery net income levels set forth in Northstar's successful bid are not achieved, subject to a similar cap. The lottery net income targets set forth in Northstar's successful bid were $851.1 million, $950 million, $980 million, $986 million and $1 billion for the five fiscal years ending June 30, 2012, 2013, 2014, 2015 and 2016, respectively, representing a cumulative growth rate in lottery net income over such time period of approximately 49%. These net income targets are subject to upward or downward adjustment under certain circumstances in accordance with the terms of the agreement. Northstar is entitled to be reimbursed on a monthly basis for most of its operating expenses under the agreement, although certain expenses of Northstar associated with managing the lottery are not reimbursable. Earnings and cash flows from our equity investment in Northstar may be impacted to the extent the lottery achieves, or fails to achieve, the applicable net income targets and will be impacted to the extent Northstar incurs non-reimbursable expenses.

In December 2012, we formed Northstar New Jersey Lottery Group, a joint venture with GTECH and a subsidiary of the administrator of the Ontario Municipal Employees Retirement System (OMERS) (“Northstar New Jersey”), to bid to be the private manager for the New Jersey Lottery for a 15-year term. If Northstar New Jersey is selected as the private manager, we expect to own a 17.69% equity interest in the joint venture entity that will execute the private management agreement.
In December 2012, a consortium in which we own a 16.5% equity interest was declared the provisional successful bidder in the tender process for a 12-year concession for the exclusive rights to the production, operation and management of instant ticket lotteries in Greece, subject to various regulatory approvals and Greek parliamentary approval. The consortium is principally comprised of OPAP S.A., Intralot and Scientific Games. If the award is approved, the consortium will pay an upfront fee of €190 million, of which our portion will be €31.4 million. Pursuant to our agreement with the consortium, we expect to serve as the exclusive supplier of instant tickets over the term of the concession.

We may not realize the anticipated benefits of these strategic equity investments and other strategic relationships that we may enter into, or may not realize them in the timeframe expected. These arrangements pose significant risks that could have a negative effect on our operations, including: the potential diversion of our management's attention from our core business; the potential failure to realize anticipated synergies, economies of scale or other value associated with the arrangements; unanticipated costs and other unanticipated events or circumstances; possible adverse effects on our operating results during any integration process; impairment charges if our strategic equity investments or relationships are not as successful as we originally anticipate; and our potential inability to achieve the intended objectives of the arrangements.
Furthermore, our strategic equity investments and other strategic relationships pose risks arising from our reliance on our partners and our lack of sole decision-making authority, which may give rise to disputes between us and our partners. For instance, our investments in LNS and Northstar are minority investments in ventures whose largest equity holders are Lottomatica and GTECH, respectively, and, although certain corporate actions require our prior consent, we do not control decisions relating to the governance of LNS or Northstar. Our partners may have economic or business interests or goals that are inconsistent with our interests and goals, take actions contrary to our objectives or policies, undergo a change of control, experience financial and other difficulties or be unable or unwilling to fulfill their obligations under our arrangements.
The failure to avoid or mitigate the risks described above or other risks associated with such arrangements could have a material adverse effect on our business, financial condition and results of operations.
We may be required to recognize additional impairment charges.
We assess our goodwill and other intangible assets and our long-lived assets as and when required by accounting principles generally accepted in the U.S. ("U.S. GAAP") to determine whether they are impaired. In 2012, we recorded asset impairment charges of $31.9 million related to the write-down of gaming terminals and software in our gaming business, $5.8 million related to the impairment of certain long-lived assets related to underperforming U.S. Lottery Systems contracts and $4.4 million related to the write-down of certain development costs in our licensed properties business. In addition we recorded $3.4 million of accelerated depreciation expense related to the reorganization of our Australian printing operations. We recorded accelerated depreciation expense of $6.4 million and $8.3 million in 2011 and 2010, respectively, as a result of Global Draw's migration to a new platform technology. In 2010, we recorded asset impairment charges of approximately $17.5 million related to underperforming U.S. Lottery Systems contracts, $3.0 million of impairments related to obsolete equipment in Lottery Systems and $2.5 million of impairments related to obsolete gaming terminals. Refer to the heading "Management's Discussion and Analysis of Financial Condition and Results of Operations—Critical Accounting Policies—Valuation of long-lived and intangible assets and goodwill" in Item 7 of this Annual Report on Form 10-K and Note 1 (Description of the Business and Summary of Significant Accounting Policies) and Note 7 (Property and Equipment) to our Consolidated Financial Statements in this Annual Report on Form 10-K. We cannot predict the occurrence of impairments and there can be no assurance that we will not have to record additional impairment charges in the future.
Our inability to complete future acquisitions and integrate those businesses successfully could limit our future growth.
Part of our corporate strategy is to continue to pursue expansion and strategic acquisition opportunities. In connection with any such acquisitions, we could face significant challenges in managing and integrating the expanded or combined operations, including acquired assets, operations and personnel. There can be no assurance that acquisition opportunities will be available on acceptable terms or at all or that we will be able to obtain necessary financing or regulatory approvals to complete potential acquisitions. Our ability to succeed in implementing our strategy will depend to some degree upon the ability of our management to identify, complete and successfully integrate commercially viable acquisitions. Acquisition transactions may disrupt our ongoing business and distract management from other responsibilities. For additional discussion regarding risks relating to the pending merger with WMS, see the risk factors below under the heading "—Risks Relating to Our Pending Merger with WMS”.
Our revenue fluctuates due to seasonality and timing of equipment sales and, therefore, our periodic operating results are not guarantees of future performance.
Our revenue can fluctuate due to seasonality in some components of our business. The summer season historically has been the weakest part of the year for certain parts of our lottery business, particularly where our revenue is tied to a percentage of retail sales such as under our CSP contracts. Our Gaming LBO service revenue is typically lower in the first and third quarters of the year as there is generally a lower volume of players in the LBOs during those quarters.
Our Lottery Systems service revenue can be somewhat dependent on the size of jackpots of lottery games such as Powerball and Mega Millions during the relevant period. Our licensed properties instant ticket revenue and our sales revenue can fluctuate due to the non-recurring nature of these revenue streams.

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
Our businesses, including our Gaming businesses, develop and source game content both internally and through third-party suppliers. We also seek to secure third-party brands for incorporation into our game content. We believe creative and appealing game content produces more revenue for the gaming terminal customers of our Gaming businesses and provides them with a competitive advantage, which in turn enhances their revenue and their ability to attract new business or to retain existing business. In our lottery business, we believe that innovative gaming concepts and game content, such as multiplier games from our Lottery Systems segment and licensed properties game content from our Printed Products segment, can enhance the revenue of our lottery customers and distinguish us from our competitors. There can be no assurance that we will be able to sustain the success of our existing game content or effectively develop or obtain from third parties game content or licensed properties that will be widely accepted both by our customers and their end users.
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
In addition, our gaming businesses include a number of significant contracts where performance depends upon our third-party suppliers delivering equipment on schedule in order to meet our contract commitments. Failure of the suppliers to meet their delivery commitments could result in us being in breach of, and subsequently losing, those contracts, which loss could have a material adverse effect on our results of operations.
We may be liable for product defects or other claims relating to our products.
Our products could be defective, fail to perform as designed or otherwise cause harm to our customers, their equipment or their products. If any of our products are defective, we may be required to recall the products and/or repair or replace them, which could result in substantial expenses and affect our profitability. Any problem with the performance of our products, such as an instant ticket misprint, could harm our reputation, which could result in a loss of sales to customers and/or potential customers. In addition, if our customers believe that they have suffered harm caused by our products, they could bring claims against us that could result in significant liability. Any claims brought against us by customers may result in diversion of management's time and attention, expenditure of large amounts of cash on legal fees and payment of damages, decreased demand for our products or services, or injury to our reputation. Our insurance may not sufficiently cover a large judgment against us or a large settlement payment, and is subject to customary deductibles, limits and exclusions.
In October 2012, SNAI S.p.a. ("SNAI") filed a lawsuit in Italy against Barcrest and Global Draw relating to the erroneous printing of what appeared to be winning jackpots on certain video lottery terminals operated by SNAI and supplied by Barcrest. For additional information regarding this litigation, see "Legal Proceedings" in Item 3 of this Annual Report on Form 10-K.
We have foreign operations, which subjects us to foreign currency exchange rate fluctuations and other risks.

We are a global business and derive a substantial and growing portion of our revenue and profits from operations outside the United States. In the year ended December 31, 2012, we derived approximately 53% of our revenue from sales to customers outside of the United States.
Our consolidated financial results are significantly affected by foreign currency exchange rate fluctuations. Foreign currency exchange rate exposures arise from current transactions and anticipated transactions denominated in currencies other than U.S. dollars and from the translation of foreign currency balance sheet accounts into U.S. dollar-denominated balance sheet accounts. We are exposed to currency exchange rate fluctuations because a significant portion of our revenue is denominated in currencies other than the U.S. dollar, particularly the British Pound Sterling and the Euro. In particular, uncertainty regarding economic conditions in Europe and the debt crisis affecting certain countries in the European Union poses risk to the stability of the Euro. Exchange rate fluctuations have in the past adversely affected our operating results and cash flows and may adversely affect our results of operations and cash flows and the value of our assets outside the U.S. in the future.
From time to time, we enter into foreign currency forward or other hedging contracts. We are subject to the risk that a counterparty to one or more of these contracts defaults on its performance under the contracts. During an economic downturn, a counterparty's financial condition may deteriorate rapidly and with little notice and we may be unable to take action to protect our exposure. In the event of a counterparty default, we could incur losses, which may harm our business and financial condition. In the event that one or more of our counterparties becomes insolvent or files for bankruptcy, our ability to eventually recover any losses suffered as a result of that counterparty's default may be limited by the liquidity of the counterparty.
Our operations in foreign jurisdictions subject us to additional risks customarily associated with such operations, including:

•	the complexity of foreign laws, regulations and markets;

•	the impact of foreign labor laws and disputes;

•	other economic, tax and regulatory policies of local governments; and

•	the ability to attract and retain key personnel in foreign jurisdictions.
Additionally, foreign taxes paid by our foreign subsidiaries and equity investees on their earnings may not be recovered against our U.S. tax liability. At December 31, 2012, we had a deferred tax asset for our foreign tax credit ("FTC") carry forward of approximately $18.2 million. Although we will continue to explore tax planning strategies to use all of our FTC carry forward, at December 31, 2012, we established a valuation allowance of approximately $18.2 million against the FTC deferred tax asset to reduce the asset to the net amount that our management estimates is "more likely than not" to be realized.
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
Through our joint ventures and wholly owned foreign enterprises, we have lottery-related investments and business operations in China. Our business in, and results of operations from, China are subject to a number of risks, including risks relating to competition in China, our ability to finance or refinance our operations in China, the complex regulatory environment, our ability to receive timely product approvals, the political climate in China, the Chinese economy and our joint venture and other business partners in China.
We have seen a recent decline in our instant ticket validation revenue and our joint venture's instant ticket printing revenue in China. We believe there is sustained consumer demand for lottery products generally, as retail sales of the entire lottery segment in China grew in 2012, but that competition from other lottery products is impacting instant ticket sales. We anticipate that the reversal of the decline in our instant ticket business in China will depend, in part, on sustained consumer demand for lottery products, expanding the lottery retailer network and increasing our involvement in the game selection process. There can be no assurance that lottery product demand will be sustained or that the decline in our instant ticket business will subside or reverse, and we cannot predict the rate of retailer expansion or the success of our other growth initiatives.
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
We may not realize the operating efficiencies, competitive advantages or financial results that we anticipate from our investments in foreign jurisdictions and our failure to effectively manage the risks associated with our operations in foreign jurisdictions could have a material adverse effect on our results of operations, business or prospects.
If certain of our key personnel leave us, our business will be significantly adversely affected.
We depend on the continued performance of our executive officers and key personnel, including A. Lorne Weil, our Chairman and Chief Executive Officer. If we lose the services of any of our executive officers or key personnel and cannot find suitable replacements for such persons in a timely manner, it could have an adverse impact on our business.
We could incur costs in the event of violations of, or liabilities under, environmental laws.
Our operations and real property are subject to U.S. and foreign environmental laws and regulations, including those relating to air emissions, the management and disposal of hazardous substances and wastes, and the cleanup of contaminated sites. We could incur costs, including cleanup costs, fines or penalties, and third-party claims as a result of violations of, or liabilities under, environmental laws. Some of our operations require environmental permits and controls to prevent or reduce environmental pollution, and these permits are subject to review, renewal and modification by issuing authorities.
Failure to perform under our lottery and gaming contracts may result in litigation, substantial monetary liquidated damages and contract termination.
Our business subjects us to contract penalties and risks of litigation, including due to potential allegations that we have not fully performed under our contracts or that goods or services we supply are defective in some respect. Litigation is pending in Colombia arising out of the termination of certain Colombian lottery contracts in 1993. An agency of the Colombian government has asserted claims against certain parties, including SGI, which owned a minority interest in Wintech de Colombia S.A., or Wintech (now liquidated), the former operator of the Colombian national lottery. The claims are for, among other things, contract penalties, interest and the amount of a bond issued by a Colombian surety. For additional information regarding this litigation, see "Legal Proceedings" in Item 3 of this Annual Report on Form 10-K. There can be no assurance that this litigation will not be finally resolved adversely to us or result in material liability.
In addition, our lottery contracts typically permit a lottery authority to terminate the contract at any time for a material failure to perform, other specified reasons and, in many cases, for no reason at all. Lottery contracts to which we are a party also frequently contain exacting implementation schedules and performance requirements and the failure to meet these schedules and requirements may result in substantial monetary liquidated damages, as well as possible contract termination. We are also required by certain of our lottery customers to provide surety or performance bonds. We have paid or incurred liquidated damages under our lottery contracts and material amounts of liquidated damages could be imposed on us in the future, which could, if imposed, have a material adverse effect on our results of operations, business or prospects.
Labor disputes may have an adverse effect on our operations.
Certain of our employees are represented by unions, including a majority of the employees at our printing facilities in Canada, Chile and the United Kingdom. There can be no assurance that we will not encounter any conflicts or strikes with any labor union that represents our employees, which could have an adverse effect on our business or results of operations, cause us to lose customers or cause our customers' operations to be affected and could have permanent effects on our business.
Risks Relating to Our Pending Merger with WMS
We may be unable to obtain the approvals required to complete the merger with WMS or, in order to obtain such approvals, we may have to take actions that could have an adverse effect on our operations.
On January 30, 2013, we entered into a merger agreement under which we agreed to acquire WMS. Under the terms of the merger agreement, the closing of the merger is subject to, among other conditions, receipt of approvals from certain governmental authorities relating to WMS' gaming operations. There can be no assurance that we will obtain all the required gaming approvals within the timeframe necessary to consummate the merger. Under certain circumstances specified in the merger agreement, we may be required to pay to WMS a termination fee of $80.0 million if we are unable to obtain the required gaming approvals. In addition, as a condition to granting their approval, certain gaming authorities may require us to agree to concessions or undertakings that could have an adverse effect on our business or that of the combined company following the merger.
Failure to complete the merger could have a materially adverse effect on our financial condition and results and could negatively impact our stock price.
We will incur significant transaction costs relating to the merger, including legal, accounting, financial advisory, regulatory and other expenses. In connection with the merger, we currently expect to incur regulatory costs, professional fees and other expenses totaling approximately $4.0 million to $6.0 million in the first quarter of 2013, with additional transaction-related fees and expenses anticipated to be incurred throughout the balance of 2013. In general, these expenses are payable by us whether or not the merger is completed. If the merger is not completed under specified circumstances, we may be required to pay to WMS a termination fee of $80.0 million for the failure to obtain the required gaming approvals or $100.0 million for the failure to obtain the required financing. The payment of such transaction costs or termination fees could have an adverse effect on our financial condition, results of operations or cash flows. In addition, we could be subject to litigation in the event the merger is not consummated, which could subject us to significant liability for damages and result in the incurrence of substantial legal fees. The current market price of our stock may reflect an assumption that the pending merger will occur and failure to complete the merger could result in a decline in our stock price.
Several putative class action lawsuits have been filed on behalf of WMS' stockholders relating to the pending merger which name us and, in some cases, certain of our affiliates, as defendants. If these actions or similar actions that may be brought are successful, the merger with WMS could be delayed or prevented. For additional information regarding pending litigation relating to the WMS merger, see "Legal Proceedings" in Item 3 of this Annual Report on Form 10-K.
If completed, the merger with WMS may not achieve the intended benefits or may disrupt our current plans and operations.
There can be no assurance that we will be able to successfully integrate the businesses of Scientific Games and WMS or do so within the intended timeframe or otherwise realize the expected benefits of the merger. The expected costs savings and operating synergies of the merger may not be fully realized, which could result in increased costs and have an adverse effect on the combined company's financial results and prospects. Our business may be negatively impacted following the merger if we are unable to effectively manage our expanded operations. The integration will require significant time and focus from management following the merger and may divert attention from the day-to-day operations of the combined business. Additionally, consummation of the merger could disrupt current plans and operations, which could delay the achievement of our strategic objectives.
Risks Relating to Our Common Stock
Certain holders of our common stock exert significant influence over the Company and may make decisions that conflict with the interests of other stockholders.
In August 2004, MacAndrews & Forbes Holdings Inc. was issued approximately 25% of our outstanding common stock in connection with its conversion of our then outstanding Series A Convertible Preferred Stock. According to an amendment to Schedule 13D filed with the SEC on September 11, 2012, this holder beneficially owns 32,505,737 shares of our common stock, or approximately 38.3% of our outstanding common stock as of March 8, 2013. Pursuant to a stockholders' agreement with us, which we originally entered into with holders of the Series A Convertible Preferred Stock, such holder is entitled to appoint up to four members of our Board of Directors and certain actions of the Company require the approval of such holder. As a result, this holder has the ability to exert significant influence over our business and may make decisions with which other stockholders may disagree, including, among other things, delaying, discouraging or preventing a change of control of the Company or a potential merger, consolidation, tender offer, takeover or other business combination.
The price of our common stock has been volatile and may continue to be volatile
Our stock price may fluctuate in response to a number of events and factors, many of which are outside our control, including variations in operating results, actions and pronouncements by various regulatory agencies, litigation, changes in financial estimates and recommendations by securities analysts, rating agency reports, performance of other companies that investors or security analysts deem comparable to us, news reports and announcements relating to our business and those of our competitors, responses to our pending merger with WMS, general and industry-specific economic conditions, public sales of a substantial number of shares of our common stock, and general market conditions. During the 52-week period ended March 8, 2013, our stock price fluctuated between a high of $12.29 and a low of $5.53. This significant stock price fluctuation may make it more difficult for our stockholders to sell their common stock when they want and at prices they find attractive.

ITEM 1B.    UNRESOLVED STAFF MATTERS
None.
ITEM 2.    PROPERTIES
We occupy approximately 1,000,000 square feet of space throughout the United States and Puerto Rico. Our principal facilities include approximately 355,000 square feet owned (subject to mortgage encumbrance) in Alpharetta, Georgia for administrative offices, manufacturing and warehousing (supporting all of our segments) and approximately 23,000 square feet of leased office space in New York, New York for our corporate offices.

Internationally, we occupy approximately 778,000 square feet of owned or leased space, including administrative offices and manufacturing and warehouse facilities supporting the Printed Products segment in Leeds, England (approximately 150,000 square feet of which is owned), Montreal, Canada (approximately 119,000 square feet of which is owned) and Santiago, Chile (approximately 47,000 square feet of which is owned). Additionally, we own approximately 79,000 square feet in Germany for administrative offices, warehousing and distribution.
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
On April 16, 2012, certain video lottery terminals operated by SNAI S.p.a. ("SNAI") in Italy and supplied by Barcrest erroneously printed what appeared to be winning jackpot and other tickets. SNAI has stated, and system data confirms, that no jackpots were actually won on that day. The terminals were deactivated pending a review by the Italian regulatory authority of the cause of the incident. We understand that the Italian regulatory authority has decided to revoke the certification of the version of the gaming system that Barcrest provided to SNAI and initiated proceedings to revoke the concession SNAI relies upon to operate video lottery terminals in Italy. From a release issued by SNAI on March 1, 2013, we understand that the Italian regulatory authority has issued a decision in which it fined SNAI €1.5 million but did not revoke SNAI's concession.
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
The following complaints challenging the merger have been filed in various jurisdictions: (i) in the Delaware Court of Chancery, Shaev v. WMS Industries Inc., Gamache, et al. (C.A. No. 8279); (ii) in the Circuit Court of Cook County, Illinois, Chancery Division, Gardner v. WMS Industries Inc., Scientific Games Corporation, et al., No. 2013 CH 3540 (Ill. Cir., Cook County); (iii) in the Circuit Court of the Nineteenth Judicial Circuit of Lake County, Illinois, Gil v. WMS Industries Inc., Scientific Games Corp., et al., No. 13 CH 0473 (Ill. Cir., Lake County); (iv) in the Delaware Court of Chancery, Hornsby v. Gamache, et al. (C.A. No. 8295); (v) in the Circuit Court of the Nineteenth Judicial Circuit of Lake County, Illinois, Sklodowski v. WMS Industries, Inc., Scientific Games Corp., et al. (Ill. Cir., Lake County); (vi) in the Delaware Court of Chancery, Barresi v. WMS Industries Inc., Gamache, et al. (C.A. No. 8326); and (vii) in the Circuit Court of Cook County, Illinois, Chancery Division, Plumbers & Pipefitters Local 152 Pension Fund and UA Local 152 Retirement Annuity Fund v. WMS Industries Inc., Gamache, et al. (Ill. Cir., Cook County). Each of the actions is a putative class action filed on behalf of the public stockholders of WMS and names as defendants WMS, its directors and Scientific Games Corporation. The Shaev, Hornsby, Barresi and Plumbers & Pipefitters actions also name SGI and our subsidiary, SG California Merger Sub, Inc., as defendants. The complaints generally allege that the WMS directors breached their fiduciary duties in connection with their consideration and approval of the merger and that we aided and abetted those alleged breaches. The complaints seek, among other relief, declaratory judgment and an injunction against the merger.

On February 25, 2013, the Delaware Court of Chancery consolidated the Delaware actions under In re WMS Industries Inc. Stockholders Litigation (C.A. No. 8279-VCP). On March 1, 2013, the plaintiffs in the consolidated Delaware actions filed an amended complaint adding allegations that the disclosures in WMS' preliminary proxy statement were inadequate.
The outcome of these lawsuits cannot be predicted with any certainty. An adverse judgment for monetary damages could have a material adverse effect on the operations and liquidity of WMS or us, as the case may be, and therefore could adversely affect the combined business if the merger is completed. A preliminary injunction could delay or jeopardize the completion of the merger, and an adverse judgment granting permanent injunctive relief could indefinitely enjoin completion of the merger. We and WMS believe that the claims asserted in the lawsuits are without merit and plan to defend against them vigorously. Additional lawsuits arising out of or relating to the merger agreement or the merger may be filed in the future.

ITEM 4.    MINE SAFETY DISCLOSURES
Not applicable.

PART II
ITEM 5. MARKET FOR REGISTRANT'S COMMON EQUITY, RELATED STOCKHOLDER MATTERS AND ISSUER PURCHASES OF EQUITY SECURITIES
Market for Our Common Stock
Our outstanding common stock is listed for trading on the Nasdaq Global Select Market under the symbol "SGMS". The following table sets forth, for the periods indicated, the range of high and low sales prices of our Class A common stock.

	Sales Price of Scientific Games Common Stock
	High	Low
Fiscal Year 2012 (January 1, 2012 - December 31, 2012)
First Quarter	$13.08	$9.86
Second Quarter	$12.29	$7.95
Third Quarter	$9.01	$5.53
Fourth Quarter	$8.89	$6.64
Fiscal Year 2011 (January 1, 2011 - December 31, 2011)
First Quarter	$11.27	$8.26
Second Quarter	$10.83	$8.32
Third Quarter	$10.59	$6.80
Fourth Quarter	$9.82	$6.50
On March 8, 2013, the last reported sale price for our common stock on the Nasdaq Global Select Market was $8.88 per share. There were approximately 969 holders of record of our common stock as of March 8, 2013.
Dividend Policy
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
Stock Repurchase Program
On December 6, 2012, our Board of Directors approved an extension of our existing stock repurchase program to December 31, 2013. The program, originally announced in May 2010, was due to expire on December 31, 2012. Under the program, we are authorized to repurchase, from time to time through open market purchases or otherwise, shares of our outstanding common stock in an aggregate amount up to $200 million. As of December 31, 2012, we had approximately $105.2 million available for potential repurchases under the program. Repurchases for the fourth quarter ended December 31, 2012 are reflected in the following table:

Period	Total Number of Shares Purchased (1)	Average Price Paid per Share	Total Number of Shares Purchased as Part of Publicly Announced Plans or Programs	Approximate Dollar Value of Shares that May Yet Be Purchased Under the Plans or Programs
10/1/2012 - 10/31/2012	1,693,611	$7.94	1,670,292	$113.0 million
11/1/2012 - 11/30/2012	1,031,949	$7.30	1,030,941	$105.5 million
12/1/2012 - 12/31/2012	171,839	$8.33	34,000	$105.2 million
Total	2,897,399	$7.74	2,735,233	$105.2 million
_________________________________________________________________________________________________________________________

(1)
In addition to shares of Class A common stock repurchased as part of our publicly announced stock repurchase program, this column reflects 162,166 shares acquired from employees to satisfy the withholding taxes associated with the vesting of restricted stock units during the quarter ended December 31, 2012. For the quarter ended December 31, 2012, we repurchased 2,735,233 shares as a part of our repurchase program for approximately $21.1 million.

Shares Authorized For Issuance Pursuant to Equity Compensation Plans (in thousands)

There are 13,500 shares of common stock authorized for awards under our 2003 Incentive Compensation Plan (the "Plan") plus available shares from a pre-existing equity compensation plan, which plans were approved by our stockholders. We also have outstanding stock options granted as part of inducement stock option awards that were not approved by stockholders as permitted by applicable stock exchange rules. The table below shows information regarding our equity compensation plans as of December 31, 2012:

Equity Compensation Plans
Shares available for future issuance (1)	814
Unrecognized cost of outstanding awards	$44,700
Weighted average future recognition period (years)	2.0

(1) Excludes 357 shares available for future issuance under our employee stock purchase plan as of December 31, 2012. Under the share counting rules of equity compensation plans, awards may be outstanding relating to a greater number of shares than the aggregate remaining available under the plans so long as awards will not result in delivery and vesting of shares in excess of the number then available under the plans.  Shares available for future issuance do not include shares expected to be withheld in connection with outstanding awards to satisfy tax withholding obligations, which may be deemed to be available for awards under the plans as permitted under the applicable share counting rules of the plans.
Stockholder Return Performance Graph
The following graph compares the cumulative total stockholder return over the five-year period ended December 31, 2012 of our common stock, the Nasdaq Composite Index and an index of peer group companies that operate in industries or lines of business similar to ours.
The peer group index consists of Bally Technologies, Inc. (New York Stock Exchange ("NYSE"): BYI), IGT (NYSE: IGT), WMS (NYSE: WMS), Multimedia Games, Inc. (Nasdaq Global Select Market: MGAM), Aristocrat Leisure Limited (Australian Securities Exchange: ALL), Lottomatica (Borsa Italiana S.p.A.: LTO), Intralot (Athens Stock Exchange: INLOT), Pollard (Toronto Stock Exchange: PLB.UN-TO) and Playtech Limited (AIM: PTEC).
The companies in each peer group have been weighted based on their relative market capitalization each year. The graph assumes that $100 was invested in our common stock, the Nasdaq Composite Index and the peer group index at the beginning of the five-year period and that all dividends were reinvested. The comparisons are not intended to be indicative of future performance of our common stock.

	12/07	12/08	12/09	12/10	12/11	12/12
Scientific Games Corporation	100.00	52.75	43.76	29.95	29.17	26.08
NASDAQ Composite Index	100.00	59.03	82.25	97.32	98.63	110.78
Peer Group Index	100.00	34.18	53.79	48.14	41.89	46.52

ITEM 6.    SELECTED FINANCIAL DATA
Selected financial data presented below as of and for the years ended December 31, 2012, 2011, 2010, 2009 and 2008 have been derived from our audited consolidated financial statements. The information below reflects the acquisitions and dispositions of certain businesses from 2008 through 2012, including the acquisition of certain assets of Sceptre Leisure Solutions Limited on April 19, 2010, the acquisition of substantially all of GameLogic's assets on August 5, 2010, the disposition of our racing and venue management businesses ("the Racing Business") on October 5, 2010, the acquisition of Barcrest on September 23, 2011, the acquisition of ADS on June 7, 2012, the acquisition of Provoloto on June 8, 2012 and the acquisition of substantially all of the assets of Parspro on July 19, 2012. This data should be read in conjunction with "Management's Discussion and Analysis of Financial Condition and Results of Operations" in Item 7 of this Annual Report on Form 10-K and our Consolidated Financial Statements and the Notes thereto included in Item 8 of this Annual Report on Form 10-K.

FIVE YEAR SUMMARY OF SELECTED FINANCIAL DATA
(in thousands, except per share amounts)

		Year Ended December 31,
	2012	2011	2010	2009	2008
Revenue:
Instant tickets	$493,642	$493,275	$465,090	$453,238	$548,308
Services	352,317	331,701	363,138	410,014	451,664
Sales	94,643	53,746	54,271	64,497	118,857
Total Revenue	940,602	878,722	882,499	927,749	1,118,829
Operating expenses:
Cost of instant tickets (1)	282,548	281,565	270,787	270,836	331,501
Cost of services (1)	181,108	171,374	206,034	234,093	263,284
Cost of sales (1)	65,053	38,340	38,045	44,539	85,856
Selling, general and administrative expenses (a)	188,813	183,022	158,500	168,248	184,213
Write-down of assets held for sale (b)	—	—	8,029	54,356	—
Employee termination and restructuring costs (c)	11,502	1,997	602	3,920	13,695
Depreciation and amortization (d)	173,370	118,603	141,766	151,784	218,643
Operating income (loss)	38,208	83,821	58,736	(27)	21,637
Other income (expense):
Interest expense	(100,008)	(104,703)	(101,613)	(87,498)	(78,071)
Earnings from equity investments	28,073	29,391	49,090	59,220	58,570
(Loss) gain on early extinguishment of debt (e)	(15,464)	(4,185)	(2,932)	4,829	(2,960)
Other income (expense), net	1,185	(911)	(8,594)	(2,856)	4,691
	(86,214)	(80,408)	(64,049)	(26,305)	(17,770)
Net income (loss) before income taxes	(48,006)	3,413	(5,313)	(26,332)	3,867
Income tax expense	14,621	15,983	143,888	13,547	8,352
Net loss	$(62,627)	$(12,570)	$(149,201)	$(39,879)	$(4,485)
Basic and diluted net loss per share:
Basic	$(0.70)	$(0.14)	$(1.61)	$(0.43)	$(0.05)
Diluted	$(0.70)	$(0.14)	$(1.61)	$(0.43)	$(0.05)
Weighted average number of shares used in per share calculations:
Basic shares	90,011	92,068	92,666	92,701	92,875
Diluted shares	90,011	92,068	92,666	92,701	92,875
________________________________________________________________________________________________________________________________

(1)	Exclusive of depreciation and amortization.

		Year Ended December 31,
	2012	2011	2010	2009	2008
Statement of Cash Flows Data
Net cash provided by operating activities	$156,750	$171,078	$170,573	$220,077	$208,498
Net cash used in investing activities	(141,842)	(161,139)	(287,585)	(188,202)	(236,754)
Net cash provided by (used in) financing activities	(10,110)	(24,641)	(9,795)	92,147	146,444
Effect of exchange rates changes on cash and cash equivalents	(185)	(5,177)	(9,043)	432	(6,952)
Increase (decrease) in cash and cash equivalents	$4,613	$(19,879)	$(135,850)	$124,454	$111,236

Balance Sheet Data
Total assets	$2,186,908	$2,161,911	$2,151,538	$2,291,792	$2,182,453
Total long-term debt, including current installments	$1,468,166	$1,390,667	$1,396,690	$1,367,063	$1,239,467
Stockholders' equity	$364,791	$443,714	$452,658	$619,758	$595,829

The following notes are an integral part of these selected historical consolidated financial data.

(a)	Includes $24,159, $21,538, $22,807, $34,589 and $34,122 in stock-based compensation expense in 2012, 2011, 2010, 2009 and 2008, respectively.

(b)	Reflects the write-down of assets held for sale resulting from our strategic decision in 2009 to sell the Racing Business.

(c)
Employee termination and restructuring costs consist generally of expenses incurred for restructuring our operations from time to time including the costs associated with reducing our workforce and the termination of leases or other commitments.

(d)
Depreciation and amortization expense includes accelerated depreciation charges related to equipment or technology, the impact of any impairment charges related to underperforming contracts and also includes accelerated depreciation expense related to the reorganization of our Australian printing operations. Charges for accelerated depreciation or impairment included in depreciation and amortization expense were $45,500, $6,400, $31,300, $24,700 and $76,200 for 2012, 2011, 2010, 2009 and 2008, respectively. See "Management's Discussion and Analysis of Financial Condition and Results of Operations-Results of Operations" in Item 7 of this Annual Report on Form 10-K for further discussion regarding these charges.

(e)
Loss or gain on early extinguishment of debt includes losses or gains that we incur when we refinance our long-term debt obligations and also includes write-offs of the associated deferred financing costs. See Note 13 (Long-Term and Other Debt) to our Consolidated Financial Statements in this Annual Report on Form 10-K for more information regarding our debt instruments.

ITEM 7.    MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS
        The following Management's Discussion and Analysis ("MD&A") is intended to enhance the reader's understanding of our operations and current business environment. This MD&A should be read in conjunction with the description of our business (Item 1 of this Annual Report on Form 10-K) and our Consolidated Financial Statements and Notes thereto (Item 8 of this Annual Report on Form 10-K).
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
Business Overview
General
We are a global leader in providing customized, end-to-end gaming solutions to lottery and gaming organizations worldwide. Our integrated array of products and services includes instant lottery games, lottery gaming systems, terminals and services, and internet applications, as well as server-based gaming terminals and associated gaming control systems. We also gain access to technology and pursue global expansion through strategic supply agreements, acquisitions and equity investments.
We report our operations in three business segments: Printed Products, Lottery Systems and Gaming. Our revenue is classified as instant tickets revenue, service revenue and sales revenue. Instant tickets revenue includes revenue related to our instant lottery ticket fulfillment and services businesses, including our brand licensing and Properties Plus businesses. Revenue generated from our sales of lottery systems, terminals, gaming terminals, gaming content and phone cards, which sales are typically non-recurring in nature and not subject to multi-year supply agreements, is categorized as sales revenue. All other revenue generated from Lottery Systems (including revenue from the validation of instant tickets and other systems management contracts) and Gaming is classified as service revenue. Certain unallocated expenses managed at the corporate level, comprised primarily of general and administrative costs and other income and expense are not allocated to our reportable segments. See “Business Segment Results” below and Note 2 (Business and Geographic Segments) to the Consolidated Financial Statements in this Annual Report on Form 10-K for additional business segment information.
The discussion below highlights certain key drivers of our business and certain known trends, demands, commitments, events and uncertainties that have affected our recent, and may affect our future, financial and operating performance.

Pending Merger with WMS
On January 30, 2013, we entered into a merger agreement with WMS, SGI, and SG California Merger Sub, Inc., a Delaware corporation and a wholly owned subsidiary of Scientific Games (“Merger Sub”).
The merger agreement provides for the merger of Merger Sub with and into WMS, with WMS surviving the merger as a wholly owned subsidiary of Scientific Games. In the merger, each outstanding share of common stock, par value $0.50 per share, of WMS, other than any dissenting shares, restricted shares, shares held by Scientific Games or Merger Sub and WMS treasury shares, will be cancelled and converted into the right to receive $26.00 in cash, without interest (the “Merger Consideration”).
At the effective time of the merger, each outstanding WMS stock option granted prior to January 30, 2013 will be cancelled in exchange for the right of the holder to receive a lump sum cash payment equal to the number of shares underlying the WMS stock option multiplied by the excess of the Merger Consideration over the exercise price, if any. In addition, each outstanding award of WMS restricted shares, restricted stock units and phantom units will be cancelled as of the effective time, in exchange for the right of the holder to receive a lump sum cash payment equal to the Merger Consideration multiplied by the number of shares underlying each award, except for certain equity awards that are permitted to be granted by WMS following January 30, 2013 (including employee stock options), which will be converted into equivalent awards of Scientific Games using a customary exchange ratio of WMS' stock price to Scientific Games' stock price on the closing date. As of the effective time, each outstanding award of WMS performance units will be cancelled in exchange for the right of the holder to receive a lump sum cash payment equal to the Merger Consideration multiplied by the number of shares underlying the performance units at the applicable payout percentage, which will be 100% unless the relevant performance targets are met or exceeded as of the effective time, in which case the payout percentage will be determined based on actual performance.
The closing of the merger is subject to customary closing conditions, including approval of the merger by WMS stockholders and approvals by various regulatory authorities. The parties have agreed that receipt of gaming approvals from approximately 50 jurisdictions is a condition to closing of the merger, provided that receipt of gaming approvals from approximately 30 of these jurisdictions will cease to be a condition to closing from and after October 31, 2013. We believe that the approximately 50 jurisdictions include the material jurisdictions from which gaming approvals will be required prior to closing. We believe that the approximately 20 jurisdictions with respect to which approvals are a condition to any closing include the material jurisdictions where we anticipate longer lead times for obtaining approvals. Scientific Games is entitled to a 20 consecutive business day financing marketing period if all gaming approvals are received prior to October 31, 2013.
Under the merger agreement, WMS may not initiate, solicit or knowingly encourage competing proposals or participate in any discussions or negotiations regarding alternative business combination transactions.
The merger agreement contains certain termination rights for both Scientific Games and WMS and further provides that, in connection with termination of the merger agreement under specified circumstances, (i) we may be required to pay to WMS a termination fee of $100.0 million if all the conditions to closing have been met and the merger is not consummated because of a breach by our lenders of their obligations to finance the transaction, (ii) we may be required to pay to WMS a termination fee of $80.0 million if we are unable to obtain the gaming approvals that are conditions to closing prior to the termination date, and (iii) WMS may be required to pay to us a termination fee of $44.3 million under specified circumstances, including, but not limited to, a change in the WMS board's recommendation of the merger or termination of the merger agreement by WMS to enter into a written definitive agreement for a “superior proposal” (as defined in the merger agreement).
In connection with the merger agreement, Scientific Games and SGI entered into a commitment letter with Bank of America, N.A., Credit Suisse AG and UBS AG, Stamford Branch and certain of their respective affiliates, which was subsequently amended and restated on February 19, 2013 to add J.P. Morgan Securities LLC, the Royal Bank of Scotland, Deutsche Bank AG New York Branch, Goldman Sachs Bank USA and HSBC Securities (USA) Inc. and certain of their respective affiliates as additional commitment parties. Pursuant to the commitment letter, the commitment parties have agreed to provide the financing necessary to fund the consideration to be paid pursuant to the terms of the merger agreement (the “Debt Commitment Financing”). The Debt Commitment Financing is anticipated to consist of a senior secured first-lien term loan facility in a total principal amount of $2,300.0 million and a senior secured first-lien revolving credit facility in a total principal amount of $300.0 million. The funding of the Debt Commitment Financing is contingent on the satisfaction of certain conditions set forth in the commitment letter. The merger is not conditioned on our obtaining the proceeds of any financing, including the financing contemplated by the commitment letter.
In connection with the merger, we currently expect to incur regulatory costs, professional fees and other expenses totaling approximately $4.0 million to $6.0 million in the first quarter of 2013, with additional transaction-related fees and expenses anticipated to be incurred throughout the balance of 2013.
For further information regarding this pending acquisition and the Debt Commitment Financing, please see the full text of the merger agreement, a copy of which is filed as exhibit 2.1 to our Current Report on Form 8-K filed with the SEC on February 5, 2013, and the full text of the commitment letter, a copy of which is filed as exhibit 10.68 to this Annual Report on Form 10-K.
Printed Products
Retail sales of instant tickets can be a key performance indicator of our instant ticket revenue, although there may not always be a direct correlation between retail sales and our instant ticket revenue due to the type of contract (e.g., PPK versus POS or CSP contracts), the impact of changes in our customer contracts, the performance of our licensed properties business or other factors. Based on third-party data, our customers' total instant ticket lottery retail sales in the U.S. increased 9.1% for the year ended December 31, 2012 compared to 2011. Most of our U.S. customers reported year-over-year growth in retail sales of instant lottery tickets, which we believe was driven by a variety of factors, including product innovation, better instant ticket product management, prize payout increases, lottery private management and sales of higher price-point tickets. We believe that, as of the date of this Annual Report on Form 10-K, U.S. instant ticket retail sales during the first quarter of 2013 appear to be soft relative to the first quarter of 2012, when U.S. retail sales of instant tickets grew over 12%.
Our licensed game contracts are generally game-specific and therefore short-term and non-recurring. Our instant ticket revenue may be negatively impacted to the extent we are unable to continue to win licensed game-specific or multi-state game contracts. There has been increased interest within the lottery industry in player loyalty programs, which we believe may result in further growth opportunities for our Properties Plus loyalty program, which features players clubs, reward programs, second chance promotional websites and interactive games. During 2012, we commenced new Properties Plus programs for four lotteries for a total of seven active programs as of December 31, 2012. In February 2013, the Maryland lottery signed an agreement with us for a Properties Plus program and we are in active discussions with several other lotteries regarding these programs, both in the U.S. and internationally.
We are the primary supplier of instant lottery tickets for LNS, in which we have a 20% equity investment, which was awarded the concession to be the exclusive operator of the Italian Gratta e Vinci instant ticket lottery beginning on October 1, 2010. Over the life of the concession, we expect that we will supply no less than 80% of LNS' instant ticket production requirements. Retail sales for LNS for the year ended December 31, 2012 declined by approximately 3.8% compared to 2011, which we believe was due in part to a decline in consumer spending related to difficult economic conditions and tax increases in Italy. We also faced challenging year-over-year retail sales comparisons for the year ended December 31, 2012 in light of the strong retail sales performance of the Italian instant ticket lottery during the prior year.
Northstar, in which we have a 20% equity investment, commenced operations as the private manager of the Illinois lottery on July 1, 2011 under the PMA with the State of Illinois. Under our CSP agreement with Northstar, we are responsible for the design, development, manufacturing, warehousing and distribution of instant lottery tickets and are compensated based on a percentage of retail sales. Illinois lottery instant ticket sales increased approximately 22.6% for the year ended December 31, 2012. Our POS-based instant lottery ticket revenue for the year ended December 31, 2012 reflected our CSP agreement with Northstar which commenced on July 1, 2011.
Northstar is entitled to reimbursement on a monthly basis for most of its operating expenses under the PMA, although certain expenses of Northstar associated with managing the lottery are not reimbursable. Northstar is also entitled to receive annual incentive compensation payments from the State to the extent it is successful in increasing the lottery's net income (as defined in the PMA) above specified target levels, subject to a cap of 5% of the applicable year's net income. Northstar will be responsible for payments to the State to the extent such targets are not achieved, subject to a similar cap. The lottery net income targets set forth in Northstar's successful bid for the PMA were $851 million, $950 million, $980 million, $986 million and $1 billion for the five fiscal years ending June 30, 2012, 2013, 2014, 2015 and 2016, respectively, representing a cumulative growth rate in lottery net income over such time period of approximately 49%.

These net income target levels are subject to upward or downward adjustment under certain circumstances in accordance with the terms of the PMA. Northstar may seek downward adjustments to the net income targets in the event certain actions of the State (or the federal government) have a material adverse effect on the lottery's net income and Northstar's ability to receive incentive compensation payments. On November 6, 2012, an arbitrator determined that Northstar is entitled to a $28.4 million downward adjustment to the net income target for the lottery's 2012 fiscal year and a $2.9 million downward adjustment to the net income target for the lottery's 2013 fiscal year. We understand that the State has objected to the arbitrator's determination. As of the date of this Annual Report on Form 10-K, it is unclear if these adjusted net income targets are final or subject to further review or adjustment. Accordingly, as of the date of this Annual Report on Form 10-K, Northstar is unable to estimate, and therefore has not recorded, any amounts in respect of annual incentive compensation or net income shortfall payments for the year ended December 31, 2012.
As U.S. and international jurisdictions increasingly look towards lottery and gaming as a source to grow revenue, we believe there will be continued interest in pursuing an outsourcing model whereby the day-to-day management of lotteries are conducted by a third party, similar to the PMA model in Illinois. To the extent any of our lottery customers enter into a private management agreement, such lottery customer or the private manager may terminate our existing contract(s) with the lottery customer as part of the transition to the private management model. The Indiana lottery recently awarded a private management agreement to one of our competitors. We expect to enter into an instant ticket lottery contract with the manager of the Indiana lottery that is expected to commence in April 2013 following the expiration of our current instant ticket lottery contract with the Indiana lottery.
We recently assisted the Commonwealth of Pennsylvania in its potential procurement of a private management agreement for the Pennsylvania lottery. In light of our role in the process, we did not bid for the private management agreement in Pennsylvania. On January 11, 2013, the Commonwealth issued a notice of award of the private management agreement to a bidder. On February 14, 2013, the Pennsylvania Attorney General rejected the agreement as unlawful. We cannot be certain as to the status of the private management agreement or what the ultimate resolution of this privatization effort will be at this time. Under our current contracts with the Pennsylvania lottery, we are the exclusive provider of instant lottery tickets and lottery systems and services in Pennsylvania through August 2015 and December 2014, respectively.
In December 2012, we formed Northstar New Jersey with GTECH and OMERS to bid to be the private manager for the New Jersey Lottery for a 15-year term. If Northstar New Jersey is selected as the private manager, we expect to own a 17.69% equity interest in the joint venture entity that will execute the private management agreement.

Following a strategic review of our global instant lottery ticket business, we commenced a reorganization plan on April 18, 2012 to cease all printing and finishing activities at our Australia facility, and during the second half of 2012 we migrated printing for customers in this region to our other manufacturing facilities. We recorded approximately $5.9 million of employee termination and other restructuring costs associated with the reorganization for the year ended December 31, 2012. Other restructuring costs include approximately $1.3 million resulting from vacating our facility. In addition, we recorded approximately $3.4 million of accelerated depreciation for equipment related to this reorganization. We do not expect to incur additional material costs or accelerated depreciation related to this reorganization.
On June 8, 2012, we acquired 100% of the equity interests of Provoloto for approximately $9.7 million, subject to certain adjustments, including an estimated earn-out payable to the sellers of approximately $2.0 million contingent on the future performance of the acquired business. Provoloto develops and distributes instant lottery tickets and manages instant ticket lotteries for Mexican charities. We expect this acquisition to strengthen our presence in Latin America and create a platform for further expansion in the region. The operating results of Provoloto have been included in our Printed Products segment and have been consolidated in our results of operations since the date of acquisition. The acquisition did not have a material impact on our results of operations in 2012.
On December 12, 2012, the Hellenic Republic Asset Development Fund provisionally awarded the consortium in which we own a 16.5% equity interest a 12-year concession for the exclusive rights to the production, operation and management of instant ticket lotteries in Greece. The consortium is principally comprised of OPAP S.A., Scientific Games and Intralot. The concession will cover current and future instant lotteries which are conducted using physical tickets, as well as internet sales of physical tickets. Operations under the new concession are subject to various regulatory approvals and Greek parliamentary approval. We will be responsible for providing instant lottery ticket marketing services to the lotteries and expect to enter into a supply agreement for the exclusive provision of all instant ticket production and game design services to the consortium. If the award is approved, the consortium will pay an upfront payment of €190 million, of which our portion will be €31.4 million, and will be responsible for a monthly fee to the lotteries equal to a percentage of gross gaming revenue. According to third-party data, in 2011, OPAP generated €4.4 billion in total lottery retail sales in Greece, representing approximately €386 in per capita sales, making it the third largest lottery in the world in terms of per capita sales based on third party data. The instant ticket lottery has been inactive since 2003.
Lottery Systems
Retail sales of draw games can be a key performance indicator of our lottery systems service revenue, although there may not always be a direct correlation between retail sales and our lottery systems revenue due to the terms of contract, the impact of changes in our customer contracts or other factors. Based on third-party data, our Lottery Systems customers' total draw game retail sales in the U.S. increased 9.7% for the year ended December 31, 2012 compared to 2011. Our Lottery Systems service revenue in the U.S. increased 10.1% for the year ended December 31, 2012 compared to 2011 due in part to this improvement in U.S. retail sales. The level of jackpots of the Powerball and Mega Millions multi-state draw lottery games have an impact on U.S. retail sales, and therefore, our service revenue in any given period. We believe that, as of the date of this Annual Report on Form 10-K, U.S. draw game retail sales during the first quarter of 2013 appear to be soft relative to the first quarter of 2012, when U.S. retail sales of draw games grew nearly 16%. In 2011, U.S. lottery directors authorized certain changes to the Powerball game, including an increase in the ticket price to $2, which went into effect on January 15, 2012. The industry experienced the largest Powerball jackpot in history ($587.5 million) and the largest Mega Millions jackpot in history ($656 million) during the year ended December 31, 2012. Our Lottery Systems service revenue is also impacted by retail sales of instant lottery tickets where we provide instant lottery ticket validation services as part of a lottery systems contract. Our Lottery Systems sales revenue primarily relates to one-time sales of equipment and is non-recurring in nature.

In June 2012, we executed a four-year extension of our contract to provide lottery systems and services, along with instant tickets, to Loteria Electronica in Puerto Rico. In June 2012, we executed a one-year extension of our lottery systems contract with the Maine lottery. In August 2012, Maine issued a lottery systems and instant lottery ticket RFP that we responded to in October 2012. We understand the State is still evaluating the bids it received. The Indiana lottery recently awarded a private management agreement to one of our competitors. We expect that our lottery systems contract with the Indiana lottery will be terminated in connection with the commencement of the private management model in Indiana. On January 11, 2013, we entered into an agreement with the new manager of the Indiana lottery to provide existing lottery systems equipment and services through August 2016 which is expected to commence in April 2013. On February 18, 2013, we executed a five-year extension of our lottery systems contract with the Connecticut lottery.

We are the exclusive instant ticket validation network provider to the CSL. The POS rate we receive under our China instant ticket validation contract decreased by 0.1% in January 2012 and is scheduled to decrease by an additional 0.1% in January 2014, in accordance with the contract.

    In China, we have seen a recent decline in our instant ticket validation revenue and our joint venture's instant ticket printing revenue as instant ticket retail sales of the CSL decreased approximately 10.0% for the year ended December 31, 2012 compared to 2011. We continue to believe there is sustained consumer demand for lottery products in China, as retail sales of the entire lottery segment grew by 18% in 2012 compared to 2011, but that competition from other lottery products is impacting instant ticket sales. We remain focused on improving sales trends by expanding the lottery retailer network and increasing our involvement in the game selection process. We believe it will take some time for any such actions to take effect. To the extent we are not able to successfully implement these remedial actions and offset our CSL contract rate reductions by retail sales growth, our revenue and profitability may be adversely affected.

On April 7, 2012, we signed a five-year agreement in China to provide sales and distribution management services to the Hubei Sports Lottery. The agreement is similar to the CSP contracts we have with many of our North American and European customers. We expect that these services will assist the Hubei Sports Lottery in achieving higher retail sales and lower operating costs. We expect operations under the contract to commence in 2013.

We entered into a contract, effective in December 2011, to design, implement and administer our AEGIS-Video™ Central Management and Control System (CMCS) for the Illinois Gaming Board. Under the terms of the contract, we will provide real-time communication and control between every licensed video gaming terminal in the State of Illinois, as well as day-to-day management of the CMCS throughout the State. The contract was awarded through a competitive procurement process, has an initial term of six years and may be extended by mutual agreement for up to four additional years. Operations under the contract commenced on October 9, 2012.
On July 19, 2012, we acquired substantially all of the assets of Parspro for approximately $11.8 million. Parspro is a provider of sports betting systems and related products via point of sale terminals, the internet and mobile devices. The acquired assets include technology that we expect to integrate into our Lottery Systems business and our interactive game platform as part of an expanded service offering to lottery customers. The operating results of Parspro have been included in our Lottery Systems segment and have been consolidated in our results of operations since the date of acquisition. The acquisition did not have a material impact on our results of operations for the year ended December 31, 2012.

Gaming

In our U.K. gaming terminal business, our compensation is typically based on gross win (i.e., amount bet less player winnings) generated by our gaming terminals (subject to certain adjustments as may be specified in a particular contract, including adjustments for taxes and other fees). Our Gaming service revenue is therefore impacted by the size of our installed gaming terminal base and the gross win generated by our terminals. Our Gaming sales revenue is generally non-recurring in nature.

Our U.K. LBO contracts generally have initial terms of two to four years with potential extensions. Our gross win per terminal per day increased approximately 5.0% for the year ended December 31, 2012 compared to 2011. We had an installed base of approximately 21,200 and 23,100 LBO gaming terminals in the U.K. as of December 31, 2012 and 2011, respectively. In 2011, we completed the migration of our server-based gaming terminals in the U.K. to a new back-end technology platform and migrated the majority of our server-based gaming terminals outside the U.K. to this technology during 2012. As of June 30, 2011, we completed the installation of approximately 8,000 gaming terminals for the entire Ladbrokes Betting and Gaming Ltd. LBO estate in accordance with the contract awarded to us in 2010. In January 2012, William Hill, a U.K. bookmaker, awarded a contract for the exclusive supply of gaming terminals to its entire LBO estate to one of our competitors. Our contract with William Hill expired in March 2013, resulting in a decrease in deployed gaming terminals of approximately 1,900. The loss of this contract impacted our installed gaming terminal base and our results of operations in 2012. On October 5, 2012, we extended an agreement to continue as the exclusive provider of gaming terminals for Gala Coral, a major U.K. bookmaker, through December 31, 2017.

On June 7, 2012, we acquired ADS for £3.5 million, subject to certain adjustments. ADS provides maintenance and other services for LBOs in the U.K. We have integrated the acquisition into our existing Gaming business and we expect that the acquisition will allow us to expand the services we provide to our LBO customers. The operating results of ADS have been included in our Gaming segment and have been consolidated in our results of operations since the date of acquisition. The acquisition did not have a material impact on our results of operations for the year ended December 31, 2012.
On September 23, 2011, we completed the acquisition of Barcrest, a leading supplier of gaming content, platforms and systems to gaming operators in the U.K. and continental Europe, including pubs, LBOs, bingo halls and arcades. The acquisition provides us with an expansive library of gaming titles and properties, as well as an existing base of business in interactive gaming in which Barcrest game content is made available through internet, mobile and other digital delivery channels. We had an installed base of approximately 4,800 and 6,100 gaming terminals in our U.K. pub, bingo hall and arcade business as of December 31, 2012 and 2011, respectively. The comparability of our 2012 results of operations with our 2011 results of operations is impacted by the Barcrest acquisition.
In January 2012, following a comprehensive strategic review, we announced our exit from the Barcrest analog terminal business in order to focus our game design and other resources solely on our digital server-based supply model. We also reorganized our pub business in an effort to more effectively capitalize on the Barcrest acquisition. In 2012, we recorded approximately $5.7 million of employee termination and restructuring costs associated with the reorganization. Other restructuring costs include approximately $1.4 million resulting from vacating facilities. We do not expect to incur additional material costs or accelerated depreciation related to this reorganization. We continue to review strategic alternatives for our pub business.
We continue to seek to expand our server-based gaming terminal business outside the U.K., with current deployments in the Caribbean, Czech Republic, Mexico and Puerto Rico. We had an installed base of approximately 5,100 and 6,500 gaming terminals outside of the U.K. as of December 31, 2012 and 2011, respectively. In April 2012, approximately 1,400 video lottery terminals operated by SNAI in Italy and supplied by Barcrest were deactivated following the erroneous printing of what appeared to be winning jackpot and other tickets.  The deactivation of the terminals negatively impacted the Gaming results of operations during 2012.  See "Legal Proceedings" in Item 3 of this Annual Report on Form 10-K for further information
In late 2010, the U.K. government announced its intention to change the taxation of gaming machines by replacing the currently applicable amusement machine license duty and the value-added tax with a new machine games duty, or MGD, based on the gross win generated by a gaming machine. In a budget statement issued in March 2012, the U.K. government announced a standard MGD rate of 20% on gross win, effective February 1, 2013. These tax changes may negatively impact our gaming machine customers' businesses and, therefore, could negatively impact our business in 2013.
Competition and Foreign Currency Risk
We believe we are likely to continue to experience a highly competitive environment for U.S. and international customer contracts in connection with bids, re-bids, extensions and renewals, which could lead to loss of contracts, rate or volume reductions and additional service requirements in contracts that we win or retain. See the table “Business - Contract Procurement” in Item 1 of this Annual Report on Form 10-K for additional information regarding our customer contracts, including when they may become subject to re-bid, extension, or renewal. Our strategy to mitigate these industry trends includes working with our customers to grow their sales through a variety of methods including launching new products and services, implementing innovative technologies and marketing tools, and expanding retail distribution.

We derived approximately 53% and 52% of our annual revenue from sales to customers outside of the U.S. in 2012 and 2011, respectively and are affected by fluctuations in foreign currency exchange rates, particularly the British Pound Sterling and the Euro. The British Pound Sterling and the Euro represented, respectively, approximately $246 million, or 26.1%, and $65 million, or 6.9%, of our consolidated revenue for the year ended December 31, 2012. Historically, foreign currency fluctuations have impacted our revenue more than our expenses, as a portion of our raw materials, such as paper, ink and point-of-sale terminals are contracted for in U.S. dollars. We also have foreign currency exposure related to certain of our equity investments. Our earnings from our Euro-denominated equity investment in LNS were $17.9 million for the year ended December 31, 2012. Our foreign currency exposure from equity investments denominated in other foreign currencies was not material in the aggregate for the year ended December 31, 2012. When we refer to the impact of foreign currency exchange rate fluctuations, we are referring to the difference between the current period rates and the prior period rates applied to the current period activity.
We manage our foreign currency exchange risks on a global basis by (1) securing payment from our customers in the functional currency of the selling subsidiary when possible, (2) entering into foreign currency exchange or other contracts to hedge the risk associated with certain firm sales commitments, net investments and certain assets and liabilities denominated in foreign currencies and (3) netting asset and liability exposures denominated in similar foreign currencies to the extent possible.
During 2012, we entered into foreign currency forward contracts to hedge a portion of the net investment in one of our subsidiaries that is denominated in Euros. These foreign currency forward contracts are described in Note 14 (Fair Value Measurements) to the Consolidated Financial Statements included in this Annual Report on Form 10-K.
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
In June 2011, the FASB issued guidance on presentation of comprehensive income. The guidance eliminates the option to report other comprehensive income and its components in the statement of stockholders' equity. Instead, an entity is required to present net income and other comprehensive income either in one continuous statement or in two separate but consecutive statements. We adopted the guidance on January 1, 2012, resulting in a change in the presentation of comprehensive income for the years ended December 31, 2012, 2011 and 2010.
In February 2013, the FASB issued guidance on presentation of comprehensive income to improve the reporting of reclassifications out of accumulated other comprehensive income. The guidance is effective prospectively for reporting periods beginning after December 15, 2012 and early adoption is permitted. The guidance requires an entity to provide information about the amounts reclassified out of accumulated other comprehensive income by component. In addition, an entity is required to present, either on the face of the statement where net income is presented or in the notes, significant amounts reclassified out of accumulated other comprehensive income by the respective line items of net income but only if the amount is required under U.S. GAAP to be reclassified to net income in its entirety in the same reporting period. For other amounts that are not required under U.S. GAAP to be reclassified in their entirety to net income, an entity is required to cross-reference to other disclosures required under U.S. GAAP that provide additional detail about those amounts. We adopted the new guidance on January 1, 2013.
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
In July 2012, the FASB issued guidance on testing indefinite-lived intangible assets, other than goodwill, for impairment. The guidance is effective for fiscal years beginning after September 15, 2012 and early adoption is permitted. The guidance provides an entity with the option to first perform a qualitative assessment to determine whether it is more likely than not that the indefinite-lived intangible asset is impaired. If, after assessing the totality of events and circumstances, an entity concludes that it is not more likely than not that the indefinite-lived intangible asset is impaired, then the entity is not required to take further action. However, if an entity concludes otherwise, then it is required to perform the currently prescribed quantitative impairment test by comparing the fair value of the asset with the carrying amount. We adopted the guidance on July 1, 2012. The adoption did not have a material impact on our financial statements.

CONSOLIDATED RESULTS—(in thousands)

				Variance (in millions)
	2012	2011	2010	2012 vs 2011		2011 vs 2010
Revenue:
Instant tickets	$493,642	$493,275	$465,090	$0.4	—%	$28.2	6%
Services	352,317	331,701	363,138	20.6	6%	(31.4)	(9)%
Sales	94,643	53,746	54,271	40.9	76%	(0.5)	(1)%
Total Revenue	940,602	878,722	882,499	61.9	7%	(3.8)	—%
Operating expenses:
Cost of instant tickets (1)	282,548	281,565	270,787	1.0	—%	10.8	4%
Cost of services (1)	181,108	171,374	206,034	9.7	6%	(34.7)	(17)%
Cost of sales (1)	65,053	38,340	38,045	26.7	70%	0.3	1%
Selling, general and administrative expenses	188,813	183,022	158,500	5.8	3%	24.5	15%
Write-down of assets held for sale	—	—	8,029	—	—%	(8.0)	(100)%
Employee termination and restructuring costs	11,502	1,997	602	9.5	476%	1.4	232%
Depreciation and amortization	173,370	118,603	141,766	54.8	46%	(23.2)	(16)%
Operating income (loss)	38,208	83,821	58,736	(45.6)	(54)%	25.1	43%
Other income (expense):
Interest expense	(100,008)	(104,703)	(101,613)	4.7	(4)%	(3.1)	3%
Earnings from Equity Investments	28,073	29,391	49,090	(1.3)	(4)%	(19.7)	(40)%
Loss on early extinguishment of debt	(15,464)	(4,185)	(2,932)	(11.3)	270%	(1.3)	43%
Other income (expense), net	1,185	(911)	(8,594)	2.1	n/m	7.7	(89)%
	(86,214)	(80,408)	(64,049)	(5.8)	7%	(16.4)	26%
Net income (loss) before income tax expense	(48,006)	3,413	(5,313)	(51.4)	n/m	8.7	(164)%
Income tax expense	14,621	15,983	143,888	(1.4)	(9)%	(127.9)	(89)%
Net loss	$(62,627)	$(12,570)	$(149,201)	$(50.0)	398%	$136.6	(92)%
________________________________________________________________________________________________________________________________

(1)	Exclusive of depreciation and amortization.
Year Ended December 31, 2012 Compared to Year Ended December 31, 2011
Revenue

Consolidated revenue reflected increases in each of our categories of revenue and the acquisition of Barcrest, which increased consolidated revenue by $26.9 million. Our instant ticket revenue reflected higher revenue from our U.S. and international POS and CSP contracts driven by increased retail sales, and also reflected higher revenue from our Properties Plus programs. These increases were primarily offset by a decrease in our licensed properties business revenue largely due to challenging year-over-year comparisons in light of the impact of the successful launch of a multi-state licensed game in 2011 and by lower revenue from our U.S. and international PPK contracts principally due to lower sales to LNS, timing of orders and contract revisions. The increase in service revenue reflected higher lottery systems service revenue due in part to larger Powerball and Mega Millions jackpots in 2012 and higher instant ticket validation revenue, as well as higher Gaming service revenue due to the acquisition of Barcrest and an increase in revenue from our U.K. LBO contracts. Our sales revenue reflected increased equipment sales to U.S. customers, higher hardware and software sales to our international customers and the acquisition of Barcrest. Revenue for the year ended December 31, 2012 also reflected unfavorable foreign currency translation of approximately $8.9 million.

Cost of Revenue

Consolidated cost of revenue increased in 2012 versus 2011 reflecting the increase in consolidated revenue for the same period. Cost of instant tickets remained consistent with total instant ticket revenue for the same period. The increase in cost of services and cost of sales in 2012 versus 2011 reflected the increase in service and sales revenue and an increase due to the impact of foreign currency translation of approximately $5.3 million.

Selling, General and Administrative ("SG&A")

The increase in SG&A reflected approximately $5.4 million of incremental expense from our business acquisitions, higher compensation expense of $5.8 million (including a $2.6 million increase in stock-based compensation expense), a $6.2 million increase in accounts receivable reserves related to certain gaming customers and higher expenses of $2.9 million related to the expansion of our U.K. LBO business. These increases were offset by a decrease of $7.1 million in our accrual for potential incentive compensation related to our Asia-Pacific Plan, a decrease of $5.9 million due to the impact of a customer claim recorded during the year ended December 31, 2011 and an insurance settlement recovered in 2012 related to that claim, and lower professional and advisory fees of $3.0 million. The overall increase in SG&A was also offset by a decrease of approximately $1.0 million due to the impact of foreign currency translation.

Employee Termination and Restructuring

Employee termination and restructuring costs of $11.5 million related to our exit from the Barcrest analog AWP business, the reorganization of our pub business in an effort to more effectively capitalize on the Barcrest acquisition and the reorganization of our Australian printing operations.

Depreciation and Amortization

Depreciation and amortization increased principally due to $31.9 million of accelerated depreciation expense in our gaming business, including $12.5 million related to the write-down of gaming terminals and software in our pub business and $19.4 million related to a write-down of gaming terminals primarily related to customers transitioning to newer generation terminals. Depreciation and amortization also increased due to the $5.8 million impairment of certain long-lived assets related to underperforming contracts in our lottery systems business, $4.4 million of accelerated depreciation expense related to the write-down of certain development costs in our licensed properties business and $6.8 million of incremental depreciation expense from the acquisition of Barcrest. In addition, we recorded $3.4 million of accelerated depreciation expense related to the reorganization of our Australian printing operations. These increases were partially offset by a $6.4 million decrease due to accelerated depreciation expense recorded in 2011 related to the replacement of our Gaming business technology platform.

Other Income and Expense

Interest expense decreased primarily due to a decline in borrowing costs related to our variable interest rate debt and the expiration of our interest rate swap in October 2011.

Earnings from equity investments decreased due to lower earnings from most of our equity method investments, partially offset by an increase in earnings from RCN.

Loss on early extinguishment of debt increased due to the redemption of our 2016 Notes resulting in a charge of $15.5 million comprised primarily of the redemption premium and the write-off of previously deferred financing costs.

Other expense increased principally due to increases in foreign exchange transaction expenses.

Income Tax Expense

Income tax expense was $14.6 million for the year ended December 31, 2012 compared to $16.0 million for the year ended December 31, 2011. The effective income tax rates for the year ended December 31, 2012 and 2011 were (30.5)% and 468.7%, respectively. The income tax expense in 2012 is primarily attributable to income tax expense in our foreign jurisdictions. The effective tax rate for 2012 does not include the benefit of the current year U.S. tax loss as a result of the valuation allowance against our U.S. deferred tax assets.

Year Ended December 31, 2011 Compared to Year Ended December 31, 2010
Revenue
The decrease in our consolidated revenue was principally due to the sale of the Racing Business, which generated $83.8 million in revenue in 2010. The decrease in consolidated revenue was offset by increases in each of our categories of revenue from our core businesses and the acquisition of Barcrest, which increased our consolidated revenue by $14.3 million. The increase in our instant ticket revenue reflected increased revenue from both our U.S. and international businesses driven by increases in retail sales and higher sales of licensed products, including a very successful multi-state game. The decrease in service revenue in 2011 included the impact of $76.0 million in service revenue related to the Racing Business. The decrease in our service revenue was partially offset by increases in our service revenue from international Lottery Systems, the expansion of our U.K. LBO business resulting in increased service revenue and the acquisition of Barcrest. The decrease in our sales revenue in 2011 included the impact of the sale of the Racing Business, resulting in a decrease of $7.8 million which was predominantly offset by increased sales resulting from the acquisition of Barcrest. Our consolidated revenue included a favorable impact of foreign currency translation of $12.0 million.
Cost of Revenues
Consolidated cost of revenues decreased in 2011 versus 2010 reflecting the decrease in consolidated revenue for the same period, as well as achievement of our cost reduction and efficiency efforts. Our cost of instant tickets increased 4% in 2011 versus 2010 compared to an increase in instant ticket revenue of 6% for the same period. Cost of services decreased 17% in 2011 versus 2010 compared to a decrease in service revenue of 9% for the same period. Cost of sales increased by 1% in 2011 versus 2010 compared to a 1% decrease in sales revenue for the same period. Cost of revenues increased approximately $7.5 million due to the impact of foreign currency translation.
SG&A
The increase in our SG&A reflected increased headcount and incentive compensation expense of $11.1 million relating to support of our strategic growth initiatives and an accrual of $4.3 million for potential compensation related to our Asia-Pacific Plan. The increase also reflected $9.9 million of higher acquisition-related due diligence and advisory fees and expenses related to a customer claim, increase in expense of $2.1 million resulting from the acquisition of Barcrest and an increase of $2.0 million to support expansion of China operations. We also incurred an increase in expense of $2.0 million to support the expansion of the U.K. LBO business, an increase in professional fees of $1.8 million during 2011 primarily related to our financing activities and the impact of foreign currency translation of $1.8 million. The increases were partially offset by lower expenses of $9.3 million due to the sale of the Racing Business, lower costs of $2.2 million as a result of the costs incurred in 2010 related to the Italian instant ticket concession tender that did not repeat and lower stock-based compensation expense of $1.3 million. SG&A also increased approximately $1.8 million due to the impact of foreign currency translation.
Write-down of Assets Held for Sale
The write-down of assets held for sale of $8.0 million included in the year ended December 31, 2010 was the result of valuing the held for sale assets of the Racing Business at fair market value less the estimated costs to sell prior to its sale on October 5, 2010.
Employee Termination and Restructuring Costs
Employee termination and restructuring costs in 2011 and 2010 were a result of our cost reduction initiatives related to Gaming's migration to a new back-end technology platform and the integration of Barcrest into the Gaming division.
Depreciation and Amortization Expense
Depreciation and amortization expenses decreased in 2011 primarily due to the long-lived asset impairments of $17.5 million related to underperforming Lottery Systems contracts and obsolete equipment recorded in 2010 and accelerated depreciation expense from Gaming recorded in 2010 of $8.3 million on existing technology as we migrated to a new platform that did not recur to the same extent in 2011.
Other Income and Expenses
Interest expense increased from 2010 to 2011 primarily due to the issuance of our 8.125% senior subordinated notes due 2018 (the "2018 Notes") and the retirement of the 6.25% senior subordinated notes due 2012 in 2010.

Loss on early extinguishment of debt of $4.2 million in 2011 was the result of the write-off of deferred financing fees related to the August 25, 2011 credit agreement amendment. Loss on early extinguishment of debt of $2.9 million for the year ended December 31, 2010 was the result of the write-off of debt-related costs related to the purchase of $187.1 million in aggregate principal amount of the Company's 2012 Notes and the prepayment of a portion of the outstanding borrowings under the term loan facilities under the Company's credit agreement.
Earnings from equity investments for 2011 decreased from 2010, which was primarily related to a decline in earnings from our equity investment in LNS of $20.8 million. The Company's share of earnings from LNS is reported on an after-tax basis (it was previously reported on a pre-tax basis under the prior equity investment, Consorzio Lotterie Nazionali ("CLN")) and reflects the amortization of a portion of the upfront fees for the new concession, which together reduced our earnings from our equity investments by approximately $34.8 million. The decrease was partially offset by an increase in earnings from our equity investment in CSG of $4.9 million.
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

BUSINESS SEGMENTS RESULTS
PRINTED PRODUCTS—(in thousands)

				Variance (in millions)
	2012	2011	2010	2012 vs 2011		2011 vs 2010
Revenue:
Instant tickets	$493,642	$493,275	$465,090	$0.4	—%	$28.2	6%
Services	—	—	—	—	—%	—	—%
Sales	11,526	9,664	9,222	1.9	19%	0.4	5%
Total Revenue	505,168	502,939	474,312	2.2	—%	28.6	6%
Operating expenses:
Cost of instant tickets (1)	282,548	281,565	270,787	1.0	—%	10.8	4%
Cost of services (1)	—	—	—	—	—%	—	—%
Cost of sales (1)	7,569	5,928	6,981	1.6	28%	(1.1)	(15)%
Selling, general and administrative expenses	45,617	49,269	46,894	(3.7)	(7)%	2.4	5%
Employee termination and restructuring costs	5,852	—	—	5.9	—%	—	—%
Depreciation and amortization	40,953	32,746	33,303	8.2	25%	(0.6)	(2)%
Operating income	$122,629	$133,431	$116,347	$(10.8)	(8)%	$17.1	15%
________________________________________________________________________________________________________________________________

(1)	Exclusive of depreciation and amortization.
Year Ended December 31, 2012 Compared to Year Ended December 31, 2011
Revenue
The increase in instant ticket revenue reflected higher revenue of $30.6 million from our U.S. and international POS and CSP contracts driven by an increase in retail sales, including from our CSP agreement with Northstar, and the acquisition of Provoloto. Our instant ticket revenue also reflected an increase of $8.1 million from our Properties Plus programs. These increases were primarily offset by an $11.8 million decrease in revenue from our U.S. and international PPK contracts, primarily due to lower sales to LNS, the timing of orders and contract revisions and a $24.4 million decrease in revenue from our licensed properties business largely due to a challenging year-over-year comparison in light of the impact of our successful launch of a multi-state licensed game in 2011. Revenue for the year ended December 31, 2012 also reflected unfavorable foreign currency translation of approximately $2.2 million. Printed Products sales revenue primarily consists of phone card sales.
Operating Income
Operating income decreased primarily due to restructuring costs of $5.9 million and higher depreciation expense of $8.2 million comprised of $4.4 million of accelerated depreciation expense related to the write-down of certain development costs in our licensed properties business and $3.4 million of accelerated depreciation expense related to the reorganization of our Australian operations. These decreases in operating income were partially offset by lower SG&A of $3.7 million, which reflected the impact of a customer claim recorded during the year ended December 31, 2011 and an insurance settlement recovered in 2012 related to that claim.
Year Ended December 31, 2011 Compared to Year Ended December 31, 2010
Revenue Analysis
Instant ticket revenue reflected higher revenue of $17.1 million from U.S. customers primarily from our POS and CSP contracts, including our CSP agreement with Northstar, and sales of higher price-point games resulting in higher lottery retail sales. The growth in our U.S. instant ticket revenue in 2011 was also attributable to our successful introduction of our multi-state licensed game in the second quarter of 2011.

The increases in the U.S. were offset by lower U.S. PPK contract revenue primarily due to timing of orders as a result of contract revisions and increased competition where we are not the exclusive instant ticket supplier. Our international revenue increased $5.0 million primarily due to growth in revenue from our European CSP and POS contracts and higher price-point games, offset by a decrease in PPK contract revenue due in part to the loss of our Lotto West contract in 2011. Revenue also increased as a result of favorable foreign currency translation of approximately $6.0 million. Printed Products sales revenue primarily includes phone card sales.
Operating Income
Operating income increased in 2011 compared to 2010 due to a higher and more profitable mix of revenue offset by an increase in SG&A expenses primarily due to expenses related to a contract dispute.
LOTTERY SYSTEMS—(in thousands)

				Variance (in millions)
	2012	2011	2010	2012 vs 2011		2011 vs 2010
Revenue:
Instant tickets	$—	$—	$—	$—	—%	$—	—%
Services	209,585	205,801	199,439	3.8	2%	6.4	3%
Sales	62,092	36,528	36,597	25.6	70%	(0.1)	—%
Total Revenue	271,677	242,329	236,036	29.3	12%	6.3	3%
Operating expenses:
Cost of instant tickets (1)	—	—	—	—	—%	—	—%
Cost of services (1)	113,918	109,016	104,274	4.9	4%	4.7	5%
Cost of sales (1)	40,275	25,134	25,716	15.1	60%	(0.6)	(2)%
Selling, general and administrative expenses	26,376	23,713	22,973	2.7	11%	0.7	3%
Employee termination and restructuring costs	—	—	—	—	—%	—	—%
Depreciation and amortization	54,474	46,891	64,979	7.6	16%	(18.1)	(28)%
Operating income	36,634	$37,575	$18,094	$(0.9)	(3)%	$19.5	108%
___________________________________________________________________________________________________________________________

(1)	Exclusive of depreciation and amortization.
Year Ended December 31, 2012 Compared to Year Ended December 31, 2011
Revenue

The increase in Lottery Systems service revenue reflected higher revenue of $13.0 million from U.S. customers primarily due to larger Mega Millions and Powerball jackpots and higher instant ticket validation revenue. These increases were partially offset by a decline in service revenue from international customers of $6.5 million primarily due to a decrease in instant ticket validation revenue from the CSL. Service revenue also reflected an unfavorable foreign currency translation impact of approximately $2.7 million. The increase in Lottery Systems sales revenue reflected higher equipment sales of $8.2 million to U.S. customers and higher hardware and software sales of $18.8 million to international customers. The increase in Lottery Systems sales revenue was partially offset by an unfavorable foreign currency translation of approximately $1.6 million.
Operating Income
Operating income reflected higher revenue offset by long-lived asset impairments of $5.8 million related to underperforming Lottery Systems contracts in the U.S. and an increase in SG&A of $2.7 million, largely reflecting higher compensation expense in 2012 and the favorable resolution of a legal matter during 2011.

Year Ended December 31, 2011 Compared to Year Ended December 31, 2010
Revenue Analysis
The increase in Lottery Systems service revenue reflected approximately $4.9 million of increased revenue from international customers and service revenue from U.S. customers that was flat year over year. In the U.S., instant ticket validation service revenue increased, offset by the loss of contracts in New Hampshire and Vermont which both ended on June 30, 2010. The increase in international revenue reflected higher instant ticket validation revenues from the CSL of $2.5 million and an increase in service revenue of $2.5 million from other international customers. Revenue also increased approximately $1.7 million as a result of favorable foreign currency translation. Lottery Systems sales revenue was flat in 2011 compared to 2010.
Operating Income
Operating income increased primarily due to the $18.1 million of lower depreciation and amortization expense as a result of the long-lived asset impairments recorded in 2010 that did not repeat in 2011.
GAMING—(in thousands)

				Variance (in millions)
	2012	2011	2010	2012 vs 2011		2011 vs 2010
Revenue:
Instant tickets	$—	$—	$—	$—	—%	$—	—%
Services	142,732	125,900	163,699	16.8	13%	(37.8)	(23)%
Sales	21,025	7,554	8,452	13.5	178%	(0.9)	(11)%
Total Revenue	163,757	133,454	172,151	30.3	23%	(38.7)	(22)%
Operating expenses:
Cost of instant tickets (1)	—	—	—	—	—%	—	—%
Cost of services (1)	67,190	62,358	101,760	4.8	8%	(39.4)	(39)%
Cost of sales (1)	17,209	7,278	5,348	9.9	136%	1.9	36%
Selling, general and administrative expenses	31,659	16,408	20,518	15.3	93%	(4.1)	(20)%
Write-down of assets held for sale	—	—	8,029	—	—%	(8.0)	(100)%
Employee termination and restructuring costs	5,650	1,997	602	3.7	183%	1.4	232%
Depreciation and amortization	77,345	38,435	42,983	38.9	101%	(4.5)	(11)%
Operating (loss) income	(35,296)	$6,978	$(7,089)	$(42.3)	(606)%	14.1	(198)%
__________________________________________________________________________________________________________________________

(1)	Exclusive of depreciation and amortization.

Year Ended December 31, 2012 Compared to Year Ended December 31, 2011
Revenue

The increase in Gaming service revenue included $13.4 million from the acquisition of Barcrest. In addition, service revenue from our U.K. LBO customers increased $17.7 million due to an expanded terminal base and higher gross win per terminal per day. These increases were partially offset by the loss of the William Hill contract, $8.2 million of revenue that did not recur primarily due to the closing of the Austrian over-the-counter business in 2011 and unfavorable foreign currency translation of approximately $2.4 million. The increase in sales revenue of $13.5 million reflected the acquisition of Barcrest.
Operating Income
Operating income decreased in part due to higher SG&A of $15.3 million including $4.3 million of incremental overhead expense from the acquisition of Barcrest, an increase in accounts receivable reserves of $6.2 million and increased expenses of $2.9 million related to the expansion of our U.K. LBO business. Employee termination and restructuring costs increased $3.7 million related to the reorganization of our Gaming business. The decrease in operating income also reflected an increase in depreciation and amortization expense of $38.9 million, including $12.5 million related to the write-down of gaming terminals and software in our pub business, $19.4 million due to write-downs of gaming terminals primarily related to customers transitioning to newer generation terminals, $6.7 million of higher depreciation expense related to growth in the Gaming business and incremental depreciation expense of $6.8 million from the acquisition of Barcrest. The increases in depreciation expense were partially offset by $6.4 million of accelerated depreciation expense recorded in 2011 related to the replacement of our Gaming business technology platform. These decreases in operating income were partially offset by higher revenue.
Year Ended December 31, 2011 Compared to Year Ended December 31, 2010
Revenue Analysis
The decrease in service revenue was primarily due to the sale of the Racing Business, resulting in a decrease of $76.0 million. The decrease was partially offset by increased revenue of $29.6 million primarily from the expansion of our LBO terminal base, higher gross win per terminal, $6.9 million from the acquisition of Barcrest on September 23, 2011 and higher revenue of $3.2 million due to favorable foreign currency translation. Sales revenue was lower due to a decrease of $7.8 million from the sale of the Racing Business, partially offset by terminal sales to Barcrest customers.
Operating Income
Operating income increased in part due to the sale of the Racing Business resulting in a more profitable mix of revenue and a decrease in SG&A costs of $9.3 million. The decrease in SG&A was partially offset by an increase of $4.1 million primarily due to the acquisition of Barcrest and expansion of the LBO business during 2011. Employee termination costs increased in 2011 primarily related to Gaming's migration to a new back-end technology platform and the integration of Barcrest. The write-down of assets held for sale of $8.0 million recorded in 2010 was the result of valuing the held for sale assets of the Racing Business prior to its sale on October 5, 2010. Depreciation expense decreased due in part to the accelerated depreciation and amortization expense in 2010 and impairments of long-lived assets in 2010 related to obsolete equipment.
Critical Accounting Policies
The SEC defines "critical accounting policies" as those that require application of management's most difficult, subjective or complex judgments, often as a result of the need to make estimates about the effect of matters that are inherently uncertain and may change in subsequent periods.
The following is not intended to be a comprehensive list of all of our accounting policies. Our significant accounting policies are more fully described in Note 1 (Description of the Business and Summary of Significant Accounting Policies) to our Consolidated Financial Statements. In many cases, the accounting treatment of a particular transaction is specifically dictated by U.S. GAAP, with no need for management's judgment in their application. There are also areas in which management's judgment in selecting an available alternative would not produce a materially different result.
Revenue recognition
We recognize revenue when it is realized or realizable and earned. As described below, the determination of when to recognize revenue for certain revenue transactions requires judgment.
Revenue from licensing branded property coupled with a service component whereby we purchase and distribute merchandise prizes on behalf of lottery authorities to identified winners is recognized as a multiple deliverable arrangement. There are typically two deliverables in the arrangement, the license and the merchandising services, which are separate units of accounting. We allocate revenue to the deliverables based on their relative selling prices. Revenue allocated to the license is recognized when the use of the licensed property is permitted, typically when the contract is signed. Revenue allocated to the merchandising services is recognized on a proportional performance method as this method best reflects the pattern in which the obligations of the merchandising services to the customer are fulfilled. A performance measure is used based on total estimated cost allocated to the merchandising services. By accumulating costs for services as they are incurred, and dividing such costs by the total costs of merchandising services (which is estimated based on a budget prior to contract inception), a percentage is determined. The percentage determined is applied to the revenue allocated to the merchandising services and that proportionate amount of revenue is recognized on a monthly basis.
Revenue from the sale of lottery systems that require the production and delivery of terminals and customized software is recognized using the cost-to-cost measure of the percentage-of-completion method of accounting. The percentage-

of-completion method recognizes income as work on a contract progresses. The use of the percentage-of-completion method depends on our ability to make reasonably dependable cost estimates for the design, manufacture, and delivery of our products. Estimation of these costs requires the use of judgment. Revenue under percentage-of-completion contracts is recorded as costs are incurred.
Stock-based compensation
We measure compensation cost for stock-based awards at fair value and recognize compensation over the service period for awards expected to vest. The fair value of restricted stock units is determined based on the number of shares granted and the quoted price of our common stock and the fair value of stock options are determined using the Black-Scholes valuation model. The estimation of stock-based awards that will ultimately vest requires judgment and, to the extent actual results or updated estimates differs from our current estimates, such amounts will be recorded as a cumulative adjustment in the period estimates are revised. We consider many factors when estimating expected forfeitures, including types of awards, employee class, and historical experience. Actual results and future changes in estimates may differ substantially from our current estimates.
We may grant certain stock-based awards that are contingent upon the Company achieving certain financial performance targets. Upon determining the performance target is probable, the fair value of the award is recognized over the service period, subject to potential adjustment.
Valuation of long-lived and intangible assets and goodwill
We assess the recoverability of long-lived assets and intangible assets whenever events or changes in circumstances indicate that the carrying value of the asset may not be recoverable. We assess the impairment of goodwill annually or more frequently if events or changes in circumstances indicate the carrying value of goodwill may not be recoverable. Factors we consider important that could trigger an impairment review for our long-lived and intangible assets or goodwill include:

•	significant underperformance relative to expected historical performance or projected future operating results;

•	significant changes in the manner of use of the acquired assets or the strategy of our overall business;

•	significant adverse change in the legality of our business ventures or the business climate in which we operate; and

•	loss of a significant customer.
Long-lived and intangible assets
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
Goodwill
We evaluate goodwill for impairment by comparing the carrying value of each reporting unit to its fair value using a quantitative two-step impairment test. If the fair value of the reporting unit is greater than its carrying amount, goodwill is not considered impaired. In the event that the fair value of the reporting unit is less than its carrying value, the amount of the impairment loss will be measured by comparing the implied fair value of goodwill to its carrying value. If the carrying amount of reporting unit goodwill exceeds the implied fair value of that goodwill, an impairment loss is recognized in an amount equal to that excess.
To determine the fair value of each of our reporting units, we applied a number of methodologies consistent with our prior-year approach, including the income approach based on a discounted cash flow ("DCF") analysis and the market approach using implied public and private multiples. Specifically, we applied multiples where comparable companies publicly trade and relevant historical acquisition transactions. In arriving at a valuation of our reporting units, we weighted each of these methodologies equally. Our DCF analysis is based on the present value of two components: the sum of our projected cash flows and a terminal value assuming a perpetual growth rate of 2%. The cash flow estimates are derived from our budget and long-term forecasts prepared for each reporting unit, considering historical results and anticipated future performance. The discount rates used to determine the present value of future cash flows were derived from a weighted average cost of capital analysis (“WACC”) utilizing a beta that is derived from the same group of comparable companies used in our multiple analysis. In addition, we gave consideration in the calculation of the WACC for the size and specific industry risks of each of our reporting units. The discount rate used for each reporting unit ranged from 10% to 12% for 2012 and 12% to 13% for 2011.

Due to changes in our management authority structure in 2012, we changed the designation of our Chief Operating Decision Maker (“CODM”) as defined under Accounting Standards Codification 350, Intangibles - Goodwill and Other (“ASC 350”). As a result, we determined that we have seven operating segments based on the financial information regularly reviewed by the CODM, which we also determined represent our reporting units as defined under ASC 350. We considered whether additional reporting units exist within an operating segment based on the availability of discrete financial information that is regularly reviewed by segment management, and determined that our seven operating segments equate to our seven reporting units. Our seven reporting units are: Printed Products; Licensed Properties; U.S. Lottery Systems; International Lottery Systems; China Lottery; Video Systems; and Gaming. Previously we had three operating segments and reporting units as of December 31, 2011 and therefore the identification of seven reporting units required the reallocation of the goodwill balance to each reporting unit based on a relative fair value approach in accordance with ASC 350. Our goodwill totaled $801.1 million and $768.4 million as of December 31, 2012 and 2011, respectively. The allocation of goodwill to each reporting unit as of December 31, 2012 is as follows (in millions):

Reporting Unit	Printed Products	Licensed Properties	U.S. Lottery Systems	International Lottery Systems	China Lottery	Video Systems	Gaming	Total
Goodwill	$306.4	$21.2	$67.6	$59.1	$64.4	$19.7	$262.7	$801.1
Our annual impairment valuation as of December 31, 2012 produced estimated fair values of equity for all of our reporting units under our old and new structures in excess of the carrying value of equity for all of our reporting units. The estimated fair values of equity for each of our Printed Products, Licensed Properties, International Lottery Systems, China Lottery and Video Systems reporting units were substantially in excess of the carrying value of such reporting unit. Although the estimated fair value of equity for our U.S. Lottery and Gaming reporting units were in excess of the respective carrying value, to illustrate the sensitivity of these reporting units, a decrease in the fair value of equity of more than 25% for our U.S. Lottery Systems or more than 20% for our Gaming reporting unit could potentially result in an impairment of goodwill. The estimate of a reporting unit's fair value requires the use of several assumptions and estimates regarding the reporting unit's future cash flows, growth rates, market comparables and weighted average cost of capital, among others. Significant judgment is required in the forecasting of future operating results, which are used in the preparation of projected cash flows. Any significant adverse changes in key assumptions about these businesses and their prospects such as changes in our strategy or products, the loss of key customers, regulatory licensing or adverse changes in economic and market conditions may cause a change in the estimation of fair value valuation of our reporting units and could result in an impairment charge that could be material to our financial statements.
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
Certain items of income and expense are not reported in tax returns and financial statements in the same year. The tax effect of such temporary differences is reported as deferred income taxes. The measurement of deferred tax assets is reduced, if necessary, by the amount of any tax benefits that, based on available evidence, are not expected to be realized. The Company establishes a valuation allowance for deferred tax assets for which realization is not likely. At December 31, 2012, the Company had a valuation allowance of $241.2 million recorded against the benefit of certain deferred tax assets of foreign and U.S. subsidiaries.
The Company operates within multiple taxing jurisdictions and in the normal course of business is examined in various jurisdictions. The reversal of the accruals is recorded when examinations are completed, statutes of limitation are closed or tax laws are changed.
Changes in tax laws and rates may affect recorded deferred tax assets and liabilities and our effective tax rate in the future. The American Taxpayer Relief Act of 2012 (the "Act”) was signed into law on January 2, 2013. Because a change in tax law is accounted for in the period of enactment, the provisions of the Act that are expected to impact the Company's 2012 U.S tax return (e.g., the research and experimentation credit) cannot be recognized in the Company's 2012 financial statements and instead will be reflected in the Company's 2013 financial statements. Because the Company has recorded a valuation allowance against the benefit of its U.S net deferred tax assets, we do not expect the provisions of the Act to have a material impact on the Company's 2013 financial statements.
LIQUIDITY, CAPITAL SOURCES AND WORKING CAPITAL
Sources of Liquidity
At December 31, 2012, our principal sources of liquidity were cash and cash equivalents and amounts available under our revolving credit facility discussed below under "—Credit Agreement and Other Debt."
At December 31, 2012, our available cash and cash equivalents and borrowing capacity totaled $315.2 million (including cash and cash equivalents of $109.0 million and availability of $206.2 million under the revolving credit facility) compared to $296.1 million at December 31, 2011 (including cash and cash equivalents of $104.4 million and availability of $191.7 million under the revolving credit facility). There were no borrowings outstanding under our revolving credit facility. However, at December 31, 2012, we had $43.8 million in outstanding letters of credit, which reduces the borrowing capacity under our revolving credit facility. The amount of our available cash and cash equivalents fluctuates principally based on borrowings or repayments under our credit facilities, investments, acquisitions and changes in our working capital position. Our borrowing capacity under the revolving credit facility will depend on outstanding borrowings and letters of credit issued under the revolving credit facility and will depend on our remaining in compliance with the limitations imposed by our credit agreement, including the maintenance of our financial ratios and other covenants. We were in compliance with the covenants under our credit agreement as of December 31, 2012.
We believe that our cash flow from operations, available cash and cash equivalents and available borrowing capacity under our revolving credit facility will be sufficient to meet our liquidity needs for the foreseeable future (excluding the pending WMS transaction, which will require new financing as contemplated by the commitment letter we have entered into in connection with such transaction); however, there can be no assurance that this will be the case. We believe that substantially all cash held outside the U.S. is free from legal encumbrances or similar restrictions that would prevent it from being available to meet the Company's global liquidity needs. The Company's intention is to reinvest undistributed earnings of foreign subsidiaries and current plans do not indicate a need to repatriate earnings of foreign subsidiaries to fund operations in the U.S.
Total cash held by our foreign subsidiaries was $82.8 million as of December 31, 2012. To the extent that a portion of our foreign cash were required to meet liquidity needs in the U.S., we might incur a tax liability, the timing and amount of which would depend on a variety of factors. A significant amount of the cash held by our foreign subsidiaries as of December 31, 2012 could be transferred to the U.S. as repayments of intercompany loans and we have significant foreign tax credit carryovers that would be available to reduce any potential U.S. tax liability.
Our contracts are periodically subject to renewal and there can be no assurance that we will be successful in sustaining our cash flow from operations if our existing contracts are not renewed or are renewed on less favorable terms, or if we are unable to enter into additional contracts. In addition, lottery customers in the United States generally require service providers to provide performance bonds in connection with each lottery contract. As of December 31, 2012, we had arranged for the issuance of a total of $209.8 million of surety bonds in respect of outstanding contracts to which we and/or our subsidiaries are parties. We have reimbursement or indemnification obligations with respect to these bonds in the event that the sureties are required to make payment and, in some cases, such bonds are supported by springing liens, solely on those assets related to the performance of the relevant contractual obligations, that may attach in certain circumstances.
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

Cash Flow Summary—A Three Year Comparative

Years Ended December 31,	2012	2011	2010	2012 vs 2011	2011 vs 2010
Net cash provided by operating activities	$156.8	$171.1	$170.6	$(14.3)	$0.5
Net cash used in investing activities	(141.8)	(161.1)	(287.6)	19.3	126.5
Net cash (used in) provided by financing activities	(10.1)	(24.6)	(9.8)	14.5	(14.8)
Effect of exchange rates on cash and cash equivalents	(0.2)	(5.2)	(9.0)	5.0	3.8
Increase (decrease) in cash and cash equivalents	$4.7	$(19.8)	$(135.8)	$24.5	$116.0
Cash flows from operating activities
The decrease in net cash provided by operating activities in 2012 was primarily due to a change of approximately $45.1 million of cash used for working capital predominantly due to timing of payments and the start up of a large customer contract in 2011. The decrease was partially offset by our net loss adjusted for non-cash items such as depreciation and amortization, and early extinguishment of debt which resulted in higher cash earnings in 2012 compared to 2011. Cash flows from operating activities also decreased due to lower distributions of earnings of approximately $2.9 million in 2012 compared to 2011.
Cash flow from operating activities in 2011 was relatively consistent with levels in 2010 as working capital and net loss exclusive of non-cash charges were consistent between years.
Cash flows from investing activities
The decrease in net cash used in investing activities in 2012 was primarily due to a decrease of $28.1 million of cash used for business acquisitions, a decrease in cash used to invest in our equity method investees of $37.2 million and an increase in distributions of capital from our equity investments of $7.1 million. These decreases were partially offset by increased capital expenditures of $3.6 million, increased wagering system expenditures, including software and intangible expenditures of $15.8 million, primarily due to increased contract capital requirements for our lottery and gaming systems, and an increase in our restricted cash balance of $28.6 million related to our participation in the consortium that was declared the provisional successful bidder for the concession to manage instant ticket lotteries in Greece.
Net cash used in investing activities decreased in 2011. Capital expenditures totaled $8.6 million in 2011 compared to $9.4 million in 2010. Wagering system expenditures, including software and intangible expenditures totaled $83.3 million in 2011, compared to $99.3 million in 2010, primarily due to decreased contract capital requirements for our lottery and gaming systems in 2011 compared to 2010. Our net cash used for equity investments decreased due to our cash investment in LNS of $203.2 million compared to our 2011 cash investments in Northstar and ITL totaling $12.0 million and $23.8 million, respectively. We also received return of capital payments totaling $17.8 million from LNS during 2011. We acquired Barcrest on September 23, 2011 for approximately $48.4 million and we received cash proceeds of $35.9 million from the sale of the Racing Business on October 5, 2010.
Cash flows from financing activities
Net cash provided by financing activities increased in 2012 compared to 2011 as a result of an increase in net proceeds from the issuance of long-term debt and a reduction in payments on long-term debt of $84.5 million. The increase in net cash provided by financing activities was offset by share repurchases of $68.5 million and a $2.1 million increase in cash used to satisfy withholding taxes associated with the vesting of restricted stock units.
Net cash used in financing activities in 2011 reflected repayments under the credit agreement discussed below and fees associated with amendments to the credit agreement.
Credit Agreement and Other Debt
As of December 31, 2012, our total debt was comprised principally of $559.7 million outstanding under our term loan facilities under the credit agreement discussed below, $250.0 million in aggregate principal amount of the Company's 8.125% senior subordinated notes due 2018 (the “2018 Notes”), $345.9 million in aggregate principal amount of 9.25% senior subordinated notes due 2019 of Scientific Games International, Inc. (“SGI”) (the “2019 Notes”), $300.0 million in aggregate principal amount of SGI's 6.250% senior subordinated notes due 2020 (the “2020 Notes”) and loans denominated in Chinese

Renminbi Yuan (“RMB”) totaling RMB 78.0 million (the "China Loans"). On September 19, 2012, SGI redeemed all $200.0 million outstanding 7.875% senior subordinated notes due 2016 (the "2016 Notes") at a redemption price equal to 103.938% of the aggregate principal amount thereof, plus accrued and unpaid interest.
Credit Agreement
We are party to a credit agreement, dated as of June 9, 2008, as amended and restated as of February 12, 2010, and amended as of December 16, 2010, March 11, 2011 and as further amended and restated as of August 25, 2011 (as so amended, the “Credit Agreement”), among SGI, as borrower, the Company, as a guarantor, the several lenders from time to time parties thereto and JPMorgan Chase Bank, N.A. (“JPMorgan”), as administrative agent.

The Credit Agreement provides for a $250.0 million senior secured revolving credit facility and senior secured term loan credit facilities under which $559.7 million of term loan borrowings were outstanding as of December 31, 2012. Amounts under the revolving credit facility may be borrowed, repaid and re-borrowed by SGI from time to time until maturity. Voluntary prepayments and commitment reductions under the Credit Agreement are permitted at any time in whole or in part, without premium or penalty (other than break-funding costs), upon proper notice and subject to a minimum dollar requirement. Pursuant to the amendment to the Credit Agreement entered into in August 2011, the scheduled maturity date of a majority of the revolving credit facility commitments and the outstanding term loan was extended from June 9, 2013 to June 30, 2015.
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
A summary of the terms of the Credit Agreement, including the applicable financial ratios that the Company is required to maintain under the terms of the Credit Agreement, is included in Note 13 (Long-term and Other Debt) to our Consolidated Financial Statements. We were in compliance with the covenants under the Credit Agreement as of December 31, 2012.
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
SGI may redeem some or all of the 2019 Notes at any time prior to June 15, 2014 at a price equal to 100% of the principal amount of the 2019 Notes plus accrued and unpaid interest, if any, to the date of redemption plus a "make whole"

premium calculated as set forth in the 2019 Notes Indenture. SGI may redeem some or all of the 2019 Notes for cash at any time on or after June 15, 2014 at the prices specified in the 2019 Notes Indenture.
2020 Notes
On August 20, 2012, SGI issued $300.0 million in aggregate principal amount of its 6.250% Senior Subordinated Notes due 2020 (the “2020 Notes”) at a price of 100% of the principal amount thereof in a private offering to qualified institutional buyers in accordance with Rule 144A under the Securities Act of 1933, as amended (the “Securities Act”), and to persons outside the United States under Regulation S under the Securities Act. The 2020 Notes were issued pursuant to an indenture dated as of August 20, 2012 (the “2020 Notes Indenture”).
In February 2013, SGI completed an exchange offer in which all of the unregistered 2020 Notes were exchanged for a like amount of 2020 Notes that have been registered under the Securities Act.

The 2020 Notes bear interest at the rate of 6.250% per annum, which accrues from August 20, 2012 and is payable semi-annually in arrears on March 1 and September 1 of each year, commencing on March 1, 2013. The 2020 Notes mature on September 1, 2020, unless earlier redeemed or repurchased, and are subject to the terms and conditions set forth in the 2020 Notes Indenture. In connection with the issuance of the 2020 Notes, the Company capitalized financing costs of $6.2 million.

SGI may redeem some or all of the 2020 Notes at any time prior to September 1, 2015 at a price equal to 100% of the principal amount of the 2020 Notes plus accrued and unpaid interest, if any, to the date of redemption plus a ''make-whole'' premium. SGI may redeem some or all of the 2020 Notes at any time on or after September 1, 2015 at the prices specified in the 2020 Notes Indenture. In addition, at any time prior to September 1, 2015, SGI may redeem up to 35% of the initially outstanding aggregate principal amount of the 2020 Notes at a redemption price of 106.250% of the principal amount thereof, plus accrued and unpaid interest, if any, to the date of redemption, with the net cash proceeds contributed to the capital of SGI from one or more equity offerings of the Company.

2016 Notes
On September 19, 2012, SGI redeemed all of our $200.0 million outstanding 2016 Notes at a redemption price equal to 103.938% of the aggregate principal amount thereof, plus accrued and unpaid interest up to, but not including, the redemption date. Bondholders received payment in full consisting of principal in the amount of $200.0 million, redemptive premium of $7.9 million and accrued interest of $4.1 million. In connection with the redemption, the Company recorded a loss on early extinguishment of debt of approximately $15.5 million comprised primarily of the redemption premium and the write-off of previously deferred financing costs.
Other Debt
In the first quarter of 2012, we repaid RMB 12.5 million in principal amount of a China loan and the outstanding letter of credit in support of this debt was reduced by $1.0 million. In the second quarter of 2012, we repaid the remaining RMB 166.0 million in principal amount of this China loan and the outstanding letter of credit of $28.2 million in support of this debt was returned.
In May 2012, we entered into a new RMB 60.0 million lending facility with a Chinese bank under which we have borrowed RMB 28.0 million as of December 31, 2012. The facility requires graduated semi-annual principal payments through November 2014. In June 2012, we entered into a one-year RMB 50.0 million term loan with another Chinese bank. A letter of credit in the amount of $6.5 million was issued to support this term loan.

Commitment Letter
In connection with the pending merger with WMS, the Company and SGI entered into a commitment letter pursuant to which the lenders party thereto have agreed to provide the Debt Commitment Financing. The Debt Commitment Financing is anticipated to consist of a senior secured first-lien term loan facility in a total principal amount of $2,300 million and a senior secured first-lien revolving credit facility in a total principal amount of $300.0 million. The funding of the Debt Commitment Financing is contingent on the satisfaction of certain conditions set forth in the commitment letter.
Contractual Obligations
Our contractual obligations and commercial commitments principally include obligations associated with our outstanding indebtedness, contractual purchase obligations and future minimum operating lease obligations and other long-term liabilities as set forth in the table below as of December 31, 2012:

	Cash Payments Due By Period
	In thousands
	Total	Within 1 Year	Within 2 - 3 Years	Within 4 - 5 Years	After 5 Years
Long-term debt, term loan (1)	$559,730	$6,280	$553,450	$—	$—
Long-term debt, 2018 Notes (1)	250,000	—	—	—	250,000
Long-term debt, 2019 Notes (1)	350,000	—	—	—	350,000
Long-term debt, 2020 Notes (1)	300,000	—	—	—	300,000
China loans	12,523	10,101	2,422	—	—
Capital leases	115	77	35	3
Interest expense (2)	522,655	92,544	173,439	142,875	113,797
Purchase obligations (3)	54,470	51,765	2,705	—	—
Operating leases (4)	82,050	18,602	30,091	20,897	12,460
Other liabilities (5)	28,694	9,762	10,516	500	7,916
Total contractual obligations	$2,160,237	$189,131	$772,658	$164,275	$1,034,173
________________________________________________________________________________________________________________________________

(1)	See Note 13 (Long-Term and Other Debt) to our Consolidated Financial Statements in this Annual Report on Form 10-K for information regarding long-term and other debt.

(2)	Based on rates in effect at December 31, 2012.

(3)	Includes, among other contractual obligations, estimated obligations and/or capital commitments in connection with our lottery and gaming contracts.

(4)	See Note 12 (Leases) to our Consolidated Financial Statements in this Annual Report on Form 10-K for information regarding our operating leases.

(5)
Includes certain other long term liabilities reflected on our Consolidated Balance Sheet as of December 31, 2012 and our current liability related to our licensed properties business license obligation as of December 31, 2012. We have excluded approximately $19.5 million of long-term pension plan and other post retirement liabilities, deferred compensation liabilities of approximately $3.1 million and liability for uncertain tax positions of $2.2 million at December 31, 2012. Due to the high degree of uncertainty regarding the timing of potential future cash flows associated with these liabilities, we are unable to make a reasonably reliable estimate of the amount and period in which these liabilities might be paid.

Periodically, we bid on new lottery systems contracts. Once awarded, these contracts generally require significant upfront capital expenditures for terminal assembly, customization of software, software and equipment installation and telecommunications configuration. Historically, we have funded these upfront costs through cash flows generated from operations, available cash on hand and borrowings under our credit facilities. Our ability to continue to commit to new contracts will depend on, among other things, our then present liquidity levels and/or our ability to borrow at commercially acceptable rates in order to finance the upfront costs. The actual level of capital expenditures will ultimately largely depend on the extent to which we are successful in winning new contracts. Periodically, we elect to upgrade the technological capabilities of older terminals and replace terminals that have exhausted their useful lives. Servicing our installed terminal base requires us to maintain a supply of parts and accessories on hand. We are also required, contractually in some cases, to provide spare parts over an extended period of time, principally in connection with our systems and terminal sale transactions. To meet our contractual obligations and maintain sufficient levels of on-hand inventory to service our installed terminal base, we purchase inventory on an as-needed basis. We presently have no inventory purchase obligations other than in the ordinary course of business.

Under the terms of its PMA with the State of Illinois, Northstar is entitled to receive annual incentive compensation payments to the extent it is successful in increasing the Illinois lottery's net income (as defined in the PMA) above specified target levels, subject to a cap of 5% of the applicable year's net income. Northstar will be responsible for payments to the State to the extent such targets are not achieved, subject to a similar cap. We may be required to make capital contributions to Northstar to fund our pro rata share (i.e., based on our percentage interest in Northstar) of any shortfall payments that may be owed by Northstar to the State under the PMA. Northstar is expected to be reimbursed on a monthly basis for most of its operating expenses under the PMA, although certain expenses of Northstar associated with managing the lottery are not reimbursable.

In December 2010, the Company adopted the Asia-Pacific Plan. The purpose of the Asia-Pacific Plan is to provide an equitable and competitive compensation opportunity to certain key employees and consultants of the Company who are involved in the Company's business in China (and potentially other jurisdictions in the Asia-Pacific region) (the "Asia-Pacific Business") and to promote the creation of long-term value for the Company's stockholders by directly linking Asia-Pacific Plan participants' compensation under the plan to the appreciation in value of such business. Each participant will be eligible to receive a cash payment following the end of 2014 equal to a pre-determined share of an Asia-Pacific Business incentive compensation pool. The incentive compensation pool will equal a certain percentage of the growth in the value of the Asia-Pacific Business over four years, calculated in the manner provided under the Asia-Pacific Plan and subject to a cap of (1) $35 million, in the event an Asia-Pacific Business liquidity event does not occur by December 31, 2014 or (2) $50 million, in the event an Asia-Pacific Business liquidity event occurs by December 31, 2014. An "Asia-Pacific Business liquidity event" means an initial public offering of at least 20% of the Asia-Pacific Business or a strategic investment by a third-party to acquire at least 20% of the Asia-Pacific Business, in each case, that is approved by the Company. Our accrual recorded in other long-term liabilities related to the Asia-Pacific Plan was $1.9 million and $4.3 million as of December 31, 2012 and 2011, respectively.
On December 12, 2012, the Hellenic Republic Asset Development Fund provisionally awarded the consortium in which we own a 16.5% equity interest a 12-year concession for the exclusive rights to the production, operation and management of instant ticket lotteries in Greece. The consortium is principally comprised of OPAP S.A., Scientific Games and Intralot. Operations under the new concession are subject to various regulatory approvals and Greek parliamentary approval. Pursuant to our agreement with the consortium, we expect to serve as the exclusive supplier of instant tickets over the term of the concession. If the award is approved, the consortium will pay an upfront payment of €190 million, of which our portion will be €31.4 million, and will be responsible for a monthly fee to the lotteries based on a percentage of gross gaming revenue. As of December 31, 2012, our restricted cash balance includes approximately $29.1 million which will be used to partially fund our portion of the upfront payment upon completion of the approval process. We expect that we would also be responsible for our pro rata share of the consortium's working capital and other capital that may be required in connection with our expected instant ticket contract with the consortium.
In December 2012, we formed Northstar New Jersey with GTECH and OMERS to bid to be the private manager for the New Jersey Lottery for a 15-year term. We have entered into an operating agreement for the formation of Northstar New Jersey Lottery Group, LLC, the entity that we will form with GTECH and OMERS if Northstar New Jersey is selected as the private manager and which will be obligated to pay an upfront fee of $120.0 million to the State of New Jersey upon execution of the private management agreement. Pursuant to our agreement with GTECH and OMERS we will own a 17.69% equity interest in Northstar New Jersey Lottery Group, LLC and will therefore be responsible for approximately $21.2 million, 17.69% of the upfront fee paid to the State. We expect that we would also be responsible for our pro rata share of working capital and other capital requirements of Northstar New Jersey.
On January 30, 2013, we entered into a merger agreement pursuant to which we agreed to acquire WMS for approximately $1.5 billion, plus amounts required to repay the borrowings under our and WMS' existing credit facilities at closing (as of December 31, 2012, $559.7 million was outstanding under our senior secured term loan credit facility and $85.0 million was outstanding under WMS' revolving credit facility). The closing of the merger is subject to customary closing conditions, including approval of the merger by WMS stockholders and other approvals by various authorities. The merger is expected to be completed by the end of 2013.
The merger agreement also contains certain termination rights for both Scientific Games and WMS and further provides that, in connection with termination of the merger agreement under specified circumstances, (i) we may be required to pay to WMS a termination fee of $100 million if all the conditions to closing the merger have been met and the merger is not consummated because of a breach by our lenders of their obligations to finance the transaction and (ii) we may be required to pay to WMS a termination fee of $80 million if we are unable to obtain the gaming approvals that are conditions to closing the merger prior to the termination date. For further details regarding the merger, see Note 23 (Subsequent Events) to our Consolidated Financial Statements in this Annual Report on Form 10-K and the full text of the merger agreement, a copy of which is filed as exhibit 2.1 to our Current Report on Form 8-K filed with the Securities and Exchange Commission on February 5, 2013.
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

Additionally, as a result of the diversity of our customer base, we do not consider ourselves exposed to a concentration of credit risks. These risks are further minimized by setting credit limits where appropriate, ongoing monitoring of customer account balances and assessment of the customers' financial strengths.
Inflation has not had an abnormal or unanticipated effect on our operations. Inflationary pressures would be significant to our business if raw materials used for instant lottery ticket production or terminal manufacturing are significantly affected. Available supply from the paper and electronics industries tends to fluctuate and prices may be affected by supply.
For fiscal year 2012, inflation was not a significant factor in our results of operations, and we were not impacted by significant pricing changes in our costs. We are unable to forecast the prices or supply of substrate, component parts or other raw materials in 2013, but we currently do not anticipate any substantial changes that will materially affect our operating results.
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
In the normal course of business, we are exposed to fluctuations in interest rates and debt and equity market risks as we seek debt and equity capital to sustain our operations. All of our interest rate sensitive financial instruments are held for purposes other than trading purposes. At December 31, 2012, approximately 62% of our debt was in fixed-rate instruments.
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

Principal Amount by Expected Maturity—Average Interest Rate
December 31, 2012
(Dollars in thousands)

	Twelve Months Ended December 31
	2013	2014	2015	2016	2017	Thereafter	Total	FMV
Debt at fixed interest rates	$10,178	$2,444	$13	$3	$—	$900,000	$912,638	$986,763
Weighted-average interest rates	7.2%	7.2%	5.8%	5.8%	—%	7.9%	7.9%	—%
Debt at variable interest rates	$6,280	$6,280	$547,170	$—	$—	$—	$559,730	$559,730
Weighted-average interest rates	3.2%	3.2%	3.2%	—%	—%	—%	3.2%	—%

We are also exposed to fluctuations in foreign currency exchange rates as the financial results of our foreign subsidiaries are translated into U.S. dollars in consolidation. Assets and liabilities outside the United States are primarily located in Austria, Chile, China, Germany, Ireland, Italy, Mexico, Canada, China, Spain, Sweden and the United Kingdom. Our investments in foreign subsidiaries with a functional currency other than the U.S. dollar are generally considered long-term investments. In addition, a significant portion of the cost attributable to our international operations is incurred in local currencies. Although we provide technology-based products, systems and services to gaming industries worldwide, some of our transactions and their resulting financial impact are transacted in U.S. dollars. The foreign currencies to which we have the most exposure are the Euro and the British Pound Sterling, representing approximately 16% and 59%, respectively, of our non-U.S dollar revenues in 2012. Historically, our exposure to foreign currency fluctuations has been more significant with respect to revenues than expenses, as a significant portion of our expenses, such as paper and ink, are contracted for in U.S. dollars. At December 31, 2012, a hypothetical 10% strengthening in the value of the U.S. dollar relative to the Euro and the British Pound Sterling would result in a decrease in revenue of approximately $5.9 million and $22.3 million, respectively, and a decrease in operating income of approximately $1.1 million and $1.5 million, respectively. We also have foreign currency exposure related to certain of our equity investments. Our earnings from our Euro-denominated equity investment in LNS were $17.9 million for the year ended December 31, 2012. Our foreign currency exposure from equity investments denominated in other foreign currencies was not material in the aggregate for the year ended December 31, 2012.
We manage our foreign currency exchange risks on a global basis by (1) securing payment from our customers in the functional currency of the selling subsidiary when possible, (2) entering into foreign currency exchange or other contracts to hedge the risk associated with certain firm sales commitments, net investments and certain assets and liabilities denominated in foreign currencies and (3) netting asset and liability exposures denominated in similar foreign currencies to the extent possible. During the year ended December 31, 2012, we entered into foreign currency forward contracts for the sale of Euros for U.S. dollars to hedge a portion of the net investment in one of our subsidiaries that is denominated in Euros. Some of these foreign currency forward contracts settled in 2012. As of December 31, 2012, we had foreign currency forward contracts with an aggregate notional amount of €20.0 million and a weighted-average exchange rate of approximately 1.2690 that are scheduled to settle in May 2013. We did not have any derivative instruments as of December 31, 2011.
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
ITEM 8.    FINANCIAL STATEMENTS AND SUPPLEMENTARY DATA
The financial statements and other information required by this item are included in Part IV, Item 15 of this Annual Report on Form 10-K and are presented beginning on page 70.
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
Management Report on Internal Control over Financial Reporting
Our management is responsible for establishing and maintaining adequate internal control over financial reporting. With the participation of the Chief Executive Officer and Chief Financial Officer, our management conducted an evaluation of the effectiveness of our internal control over financial reporting based on the framework and criteria established in Internal Control—Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission. Based on this evaluation, our management has concluded that our internal control over financial reporting was effective as of December 31, 2012.
Changes in Internal Control over Financial Reporting
There were no changes in our internal control over financial reporting during the quarter ended December 31, 2012 that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM
To the Board of Directors and Stockholders of Scientific Games Corporation
We have audited the internal control over financial reporting of Scientific Games Corporation and subsidiaries (the "Company") as of December 31, 2012, based on criteria established in Internal Control—Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission. The Company's management is responsible for maintaining effective internal control over financial reporting and for its assessment of the effectiveness of internal control over financial reporting, included in the accompanying Management Report on Internal Control over Financial Reporting. Our responsibility is to express an opinion on the Company's internal control over financial reporting based on our audit.
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
In our opinion, the Company maintained, in all material respects, effective internal control over financial reporting as of December 31, 2012, based on the criteria established in Internal Control—Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission.
We have also audited, in accordance with the standards of the Public Company Accounting Oversight Board (United States), the consolidated financial statements and financial statement schedule as of and for the year ended December 31, 2012 of the Company and our report dated March 12, 2013 expressed an unqualified opinion on those financial statements and financial statement schedule based on our audit and the report of other auditors.
/s/ DELOITTE & TOUCHE LLP
Atlanta, Georgia

March 12, 2013

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
Information relating to our executive officers is included in Part I, Item 1 of this Annual Report on Form 10-K. The other information called for by this item is incorporated by reference to our definitive proxy statement relating to our 2013 Annual Meeting of Stockholders, which will be filed with the SEC. If such proxy statement is not filed on or before April 30, 2013, the information called for by this item will be filed as part of an amendment to this Annual Report on Form 10-K on or before such date.
ITEM 11.    EXECUTIVE COMPENSATION
The information called for by this item is incorporated herein by reference to our definitive proxy statement relating to our 2013 Annual Meeting of Stockholders, which will be filed with the SEC. If such proxy statement is not filed on or before April 30, 2013, the information called for by this item will be filed as part of an amendment to this Annual Report on Form 10-K on or before such date.
ITEM 12.    SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT AND RELATED STOCKHOLDER MATTERS
The information called for by this item is incorporated herein by reference to our definitive proxy statement relating to our 2013 Annual Meeting of Stockholders, which will be filed with the SEC. If such proxy statement is not filed on or before April 30, 2013, the information called for by this item will be filed as part of an amendment to this Annual Report on Form 10-K on or before such date.
ITEM 13.    CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS, AND DIRECTOR INDEPENDENCE
The information called for by this item is incorporated herein by reference to our definitive proxy statement relating to our 2013 Annual Meeting of Stockholders, which will be filed with the SEC. If such proxy statement is not filed on or before April 30, 2013, the information called for by this item will be filed as part of an amendment to this Annual Report on Form 10-K on or before such date.
ITEM 14.    PRINCIPAL ACCOUNTANT FEES AND SERVICES
The information called for by this item is incorporated herein by reference to our definitive proxy statement relating to our 2013 Annual Meeting of Stockholders, which will be filed with the SEC. If such proxy statement is not filed on or before April 30, 2013, the information called for by this item will be filed as part of an amendment to this Annual Report on Form 10-K on or before such date.

PART IV
ITEM 15.    EXHIBITS, FINANCIAL STATEMENT SCHEDULES
(a)

1. Financial statements:
Report of Deloitte & Touche, LLP, Independent Registered Public Accounting Firm	71
Consolidated Statements of Operations and Comprehensive Income for the years ended December 31, 2012, 2011 and 2010	72
Consolidated Balance Sheets as of December 31, 2012 and 2011	73
Consolidated Statements of Stockholders' Equity for the years ended December 31, 2012, 2011 and 2010	74
Consolidated Statements of Cash Flows for the years ended December 31, 2012, 2011 and 2010	75
Notes to Consolidated Financial Statements	77
2. Financial Statement Schedule:
Schedule II. Valuation and Qualifying Accounts	144
All other schedules have been omitted because they are inapplicable, not required, or the information is included elsewhere in the consolidated financial statements or related notes.
3. Exhibits	145
The Exhibit Index attached to this report is incorporated by reference into this Item 15(a)(3) and is filed as part of this Annual Report on Form 10-K.

SIGNATURES
Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

March 12, 2013	SCIENTIFIC GAMES CORPORATION
	By:	/s/ Jeffrey S. Lipkin
Jeffrey S. Lipkin, Chief Financial Officer

	By:	/s/ Jeffery B. Johnson
Jeffrey B. Johnson Chief Accounting Officer
Pursuant to the requirements of the Securities Exchange Act of 1934, this Report has been signed below by the following persons on behalf of the Registrant and in the capacities indicated on March 12, 2013.

Signature	Title

/s/ A. Lorne Weil	Chief Executive Officer and Chairman of the Board (principal executive officer)
A. Lorne Weil

/s/ Jeffrey S. Lipkin	Senior Vice President and Chief Financial Officer (principal financial officer)
Jeffrey S. Lipkin

/s/ Jeffrey B. Johnson	Vice President, Chief Accounting Officer and Corporate Controller (principal accounting officer)
Jeffrey B. Johnson

/s/ David L. Kennedy	Vice Chairman of the Board
David L. Kennedy

/s/ Michael R. Chambrello	Chief Executive Officer—Asia-Pacific Region and Director
Michael R. Chambrello

/s/ Peter A. Cohen	Vice Chairman of the Board
Peter A. Cohen

Signature	Title

/s/ Gerald J. Ford	Director
Gerald J. Ford

/s/ Barry F. Schwartz	Director
Barry F. Schwartz

/s/ Francis F. Townsend	Director
Francis F. Townsend

/s/ Michael J. Regan	Director
Michael J. Regan

/s/ Ronald O. Perelman	Director
Ronald O. Perelman

/s/ Paul M. Meister	Director
Paul M. Meister

INDEX TO CONSOLIDATED FINANCIAL STATEMENTS AND
FINANCIAL STATEMENT SCHEDULE
SCIENTIFIC GAMES CORPORATION AND SUBSIDIARIES

Form 10-K Page
Report of Independent Registered Public Accounting Firm	71
Consolidated Financial Statements:
Consolidated Statements of Operations and Comprehensive Income for the years ended December 31, 2012, 2011 and 2010	72
Consolidated Balance Sheets as of December 31, 2012 and 2011	73
Consolidated Statements of Stockholders' Equity and Comprehensive Income for the years ended December 31, 2012, 2011 and 2010	74
Consolidated Statements of Cash Flows for the years ended December 31, 2012, 2011 and 2010	75
Notes to Consolidated Financial Statements	77
Schedule:
II. Valuation and Qualifying Accounts	144
All other schedules are omitted as the required information is not applicable or the information is presented in the consolidated financial statements or related notes.

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM
To the Board of Directors and Stockholders of Scientific Games Corporation
We have audited the accompanying consolidated balance sheets of Scientific Games Corporation and subsidiaries (the "Company") as of December 31, 2012 and 2011, and the related consolidated statements of operations and comprehensive income, stockholders' equity, and cash flows for each of the three years in the period ended December 31, 2012. Our audits also included the financial statement schedule listed in the Index. These financial statements and financial statement schedule are the responsibility of the Company's management. Our responsibility is to express an opinion on the financial statements and financial statement schedule based on our audits. We did not audit the financial statements of Lotterie Nazionali S.r.l. ("LNS"), the Company's investment which is accounted for by use of the equity method (see note 10 to the consolidated financial statements), as of and for the years ended December 31, 2012 and 2011. We also did not audit the financial statements of Consorzio Lotterie Nazionali ("CLN"), the Company's investment which is accounted for by use of the equity method (see note 10 to the consolidated financial statements), as of December 31, 2010 and for the year ended December 31, 2010. The Company's equity in income of LNS was $17,948 and $18,623 for the years ended December 31, 2012 and December 31, 2011, respectively. The Company's equity in income of CLN was $35,236 for the year ended December 31, 2010. Those statements were prepared in accordance with International Financial Reporting Standards as issued by the International Accounting Standards Board and were audited by other auditors whose report has been furnished to us, and our opinion, insofar as it relates to the amounts included for LNS and CLN, on the basis of International Financial Reporting Standards as issued by the International Accounting Standards Board, for the three years ended December 31, 2012, is based solely on the report of the other auditors. We have applied auditing procedures to the adjustments to reflect equity in net income of LNS and CLN in accordance with accounting principles generally accepted in the United States of America.
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
In our opinion, based on our audits and the report of the other auditors, such consolidated financial statements present fairly, in all material respects, the financial position of Scientific Games Corporation and subsidiaries as of December 31, 2012 and 2011, and the results of their operations and their cash flows for each of the three years in the period ended December 31, 2012, in conformity with accounting principles generally accepted in the United States of America. Also, in our opinion, such financial statement schedule, when considered in relation to the basic consolidated financial statements taken as a whole, presents fairly, in all material respects, the information set forth therein.
We have also audited, in accordance with the standards of the Public Company Accounting Oversight Board (United States), the Company's internal control over financial reporting as of December 31, 2012, based on the criteria established in Internal Control—Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission and our report dated March 12, 2013 expressed an unqualified opinion on the Company's internal control over financial reporting based on our audit.
/s/ DELOITTE & TOUCHE LLP
Atlanta, Georgia

March 12, 2013

SCIENTIFIC GAMES CORPORATION AND SUBSIDIARIES
CONSOLIDATED STATEMENTS OF OPERATIONS AND COMPREHENSIVE INCOME
(in thousands, except per share amounts)

	Years Ended December 31,
	2012	2011	2010
Revenue:
Instant tickets	$493,642	$493,275	$465,090
Services	352,317	331,701	363,138
Sales	94,643	53,746	54,271
Total Revenue	940,602	878,722	882,499
Operating expenses:
Cost of instant tickets (1)	282,548	281,565	270,787
Cost of services (1)	181,108	171,374	206,034
Cost of sales (1)	65,053	38,340	38,045
Selling, general and administrative expenses	188,813	183,022	158,500
Write-down of assets held for sale	—	—	8,029
Employee termination and restructuring costs	11,502	1,997	602
Depreciation and amortization	173,370	118,603	141,766
Operating income	38,208	83,821	58,736
Other income (expense):
Interest expense	(100,008)	(104,703)	(101,613)
Earnings from equity investments	28,073	29,391	49,090
Loss on early extinguishment of debt	(15,464)	(4,185)	(2,932)
Other (expense) income, net	1,185	(911)	(8,594)
Total other expense	(86,214)	(80,408)	(64,049)
Net (loss) income before income tax expense	(48,006)	3,413	(5,313)
Income tax expense	14,621	15,983	143,888
Net loss	$(62,627)	$(12,570)	$(149,201)

Other comprehensive income (loss):
Foreign currency translation gain (loss)	30,563	(11,860)	(16,325)
Pension (loss) gain, net of tax	(1,109)	(5,219)	447
Derivative financial instruments (loss) gain, net of tax	(518)	(73)	935
Foreign currency forward contracts gain, net of tax	904	1,862	—
Other comprehensive income (loss)	29,840	(15,290)	(14,943)
Comprehensive loss	$(32,787)	$(27,860)	$(164,144)

Basic and diluted net loss per share:
Basic	$(0.70)	$(0.14)	$(1.61)
Diluted	$(0.70)	$(0.14)	$(1.61)
Weighted average number of shares used in per share calculations:
Basic shares	90,011	92,068	92,666
Diluted shares	90,011	92,068	92,666
________________________________________________________________________________________________________________

(1)	Exclusive of depreciation and amortization.
   See accompanying notes to consolidated financial statements.

SCIENTIFIC GAMES CORPORATION AND SUBSIDIARIES
CONSOLIDATED BALANCE SHEETS
As of December 31, 2012 and 2011
(in thousands)

	As of December 31,
	2012	2011
ASSETS
Current assets:
Cash and cash equivalents	$109,015	$104,402
Restricted Cash	30,398	889
Accounts receivable, net of allowance for doubtful accounts of $10,952 and $4,782 in 2012 and 2011, respectively	210,145	182,467
Inventories	71,255	79,742
Notes Receivable	10,298	—
Deferred income taxes, current portion	6,800	3,606
Prepaid expenses, deposits and other current assets	46,982	34,450
Total current assets	484,893	405,556
Property and equipment, at cost	848,622	788,529
Less: accumulated depreciation	(471,745)	(362,041)
Net property and equipment	376,877	426,488
Goodwill	801,098	768,393
Intangible assets, net	84,291	86,859
Equity investments	316,234	340,494
Other assets	123,515	134,121
Total assets	$2,186,908	$2,161,911
LIABILITIES AND STOCKHOLDERS' EQUITY
Current liabilities:
Debt payments due within one year	$16,458	$26,191
Accounts payable	80,872	66,221
Accrued liabilities	159,017	144,681
Total current liabilities	256,347	237,093
Deferred income taxes	62,265	56,264
Other long-term liabilities	51,797	60,364
Long-term debt, excluding current installments	1,451,708	1,364,476
Total liabilities	1,822,117	1,718,197
Commitments and contingencies
Stockholders' equity:
Class A common stock, par value $0.01 per share, 199,300 shares authorized, 99,301 and 98,181 shares issued and 84,395 and 92,433 shares outstanding as of December 31, 2012 and 2011, respectively	993	982
Additional paid-in capital	715,910	693,600
Accumulated loss	(206,218)	(143,591)
Treasury stock, at cost, 14,906 and 5,749 shares held as of December 31, 2012 and 2011, respectively	(142,917)	(74,460)
Accumulated other comprehensive loss	(2,977)	(32,817)
Total stockholders' equity	364,791	443,714
Total liabilities and stockholders' equity	$2,186,908	$2,161,911
   See accompanying notes to consolidated financial statements

SCIENTIFIC GAMES CORPORATION AND SUBSIDIARIES
CONSOLIDATED STATEMENTS OF STOCKHOLDERS' EQUITY
(in thousands)

	Years Ended December 31,
	2012	2011	2010
Common stock:
Beginning balance	$982	$975	$939
Issuance of Class A common stock in connection with employee stock purchase plan	1	1	1
Issuance of Class A common stock in connection with stock options, restricted stock units and warrants	10	6	35
Purchases of Class A common stock	—	—	—
Ending balance	993	982	975
Additional paid-in capital:
Beginning balance	693,600	674,691	651,348
Issuance of Class A common stock in connection with employee stock purchase plan	622	611	664
Net Issuance and Redemption of Class A common stock in connection with stock options, restricted stock units and warrants	(4,292)	(2,971)	913
Repurchase of stock options	—	—	(772)
Stock-based compensation	24,159	21,538	22,807
Tax effect from employee stock options and restricted stock units	(1,538)	(435)	(4,024)
Deferred compensation	3,359	166	3,755
Ending balance	715,910	693,600	674,691
Accumulated (losses) earnings:
Beginning balance	(143,591)	(131,021)	18,180
Net loss	(62,627)	(12,570)	(149,201)
Ending balance	(206,218)	(143,591)	(131,021)
Treasury stock:
Beginning balance	(74,460)	(74,460)	(48,125)
Purchase of Class A common stock	(68,457)	—	(26,335)
Ending balance	(142,917)	(74,460)	(74,460)
Accumulated other comprehensive (loss) income:
Beginning balance	(32,817)	(17,527)	(2,584)
Other comprehensive income (loss)	29,840	(15,290)	(14,943)
Ending balance	(2,977)	(32,817)	(17,527)
Total stockholders' equity	$364,791	$443,714	$452,658

See accompanying notes to consolidated financial statements.

SCIENTIFIC GAMES CORPORATION AND SUBSIDIARIES
CONSOLIDATED STATEMENTS OF CASH FLOWS
(in thousands)

	Years Ended December 31,
	2012	2011	2010
Cash flows from operating activities:
Net loss	$(62,627)	$(12,570)	$(149,201)
Adjustments to reconcile net loss to cash provided by operating activities:
Depreciation and amortization	173,370	118,603	141,766
Change in deferred income taxes	7,877	(81)	124,143
Stock-based compensation	24,159	21,538	22,807
Non-cash interest expense	7,788	8,107	7,163
Earnings from equity investments	(28,073)	(29,391)	(49,090)
Distributed earnings from equity investments	38,074	35,167	34,411
Loss on sale of assets held for sale	—	—	8,390
Loss on early extinguishment of debt	15,464	4,185	2,932
Allowance for doubtful accounts	5,910	2,855	102
Changes in current assets and liabilities, net of effects of acquisitions
Accounts receivable	(25,587)	10,960	(4,498)
Inventories	(2,631)	(3,645)	4,136
Other current assets	(9,558)	1,036	24,365
Accounts payable	10,087	(2,095)	(2,915)
Accrued liabilities	1,539	12,600	6,919
Other, net	958	3,809	(857)
Net cash provided by operating activities	156,750	171,078	170,573
Cash flows from investing activities:
Capital expenditures	(12,199)	(8,577)	(9,352)
Lottery and gaming systems expenditures	(44,776)	(43,459)	(62,926)
Other intangible assets and software expenditures	(54,357)	(39,848)	(36,372)
Proceeds from asset disposals	103	1,728	465
Change in other assets and liabilities, net	(1,279)	2,134	86
Equity method investments	—	(37,210)	(203,795)
Restricted Cash	(29,401)	(771)	860
Distributions of capital on equity investments	24,891	17,817	—
Proceeds from sale of Racing Business	—	—	35,942
Business acquisitions, net of cash acquired	(24,824)	(52,953)	(12,493)
Net cash used in investing activities	(141,842)	(161,139)	(287,585)
Cash flows from financing activities:
Repayments under revolving credit facility	—	—	—
Proceeds from issuance of long-term debt	312,457	—	355,542
Payment on long-term debt	(235,787)	(7,806)	(323,854)
Payment of financing fees	(14,002)	(14,620)	(13,655)
Purchases of treasury stock	(68,457)	—	(26,335)
Excess tax effect from stock-based compensation plans	393	139	502
Net redemptions of common stock under stock-based compensation plans	(4,714)	(2,354)	(1,995)
Net cash used in financing activities	(10,110)	(24,641)	(9,795)
Effect of exchange rate changes on cash and cash equivalents	(185)	(5,177)	(9,043)
Increase (decrease) in cash and cash equivalents	4,613	(19,879)	(135,850)
Cash and cash equivalents, beginning of period	104,402	124,281	260,131
Cash and cash equivalents, end of period	$109,015	$104,402	$124,281

SCIENTIFIC GAMES CORPORATION AND SUBSIDIARIES
CONSOLIDATED STATEMENTS OF CASH FLOWS (Continued)
(in thousands)
Non-cash investing and financing activities
For the year ended December 31, 2012
On June 8, 2012, we acquired 100% of the equity interests of SG Provoloto, S. de R.L. de C.V. ("Provoloto") for approximately $9,720, subject to certain adjustments, including an estimated earn-out payable to the sellers of approximately $2,000 contingent on the future performance of the acquired business. The acquisition is described in Note 3 (Acquisitions and Dispositions) to the Consolidated Financial Statements in this Annual Report on Form 10-K.
For the year ended December 31, 2011
Our total investment in International Terminal Leasing ("ITL"), which is described in Note 10 (Equity Investments), was approximately $28,500 as of December 31, 2011, which included a non-cash investment of approximately $4,700 during the year ended December 31, 2011. See Note 9 (Other Assets) and Note 13 (Long-Term and Other Debt) for a description of deferred financing fee write-offs and capital lease transactions.
For the year ended December 31, 2010
See Note 3 (Acquisitions and Dispositions) for a description of the non-cash consideration that the Company received for the sale of our racing and venue management businesses (the "Racing Business") to Sportech Plc ("Sportech") on October 5, 2010, which included shares of Sportech stock valued at approximately $26,300 and a note receivable of $10,000.
Supplemental cash flow information
Cash paid during the period for:

	2012	2011	2010
Interest	$85,882	$97,199	$86,486
Income taxes, net of refunds	7,511	8,354	(3,393)
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
Description of the Business
We are a leader in providing customized, end-to-end gaming solutions to lottery and gaming organizations worldwide. Our integrated array of products and services includes instant lottery games, lottery gaming systems, terminals and services, and internet applications, as well as server-based interactive gaming terminals and associated gaming control systems. We also gain access to technology and pursue global expansion through strategic acquisitions and equity investments.
We report our operations in three business segments: Printed Products; Lottery Systems; and Gaming.
Printed Products
Printed Products is primarily comprised of our global instant lottery ticket business. We generate revenue from the manufacturing and sale of instant lottery tickets, as well as the provision of value-added services such as game design, sales and marketing support, specialty games and promotions, inventory management and warehousing and fulfillment services. We also provide lotteries with fully integrated instant ticket product management services under our cooperative services programs ("CSPs") as a means to increase profits of the lottery. In addition, we offer licensed games, promotional entertainment and internet-based services to our lottery customers.
Lottery Systems
We are a leading provider of customized computer software, software support, equipment and data communication services to lotteries. Our product offering includes the provision of transaction processing software for the accounting and validation of both instant and online lottery games, point-of-sale terminals, central site computers, communications technology, and ongoing support and maintenance for these products. Central computer systems, terminals and associated software are typically provided in the U.S. through contracts under which we deploy and operate the system on behalf of the lottery and internationally through outright sales, which often include a service and maintenance component in our contracts. In addition, we are the exclusive instant ticket validation network provider to the China Sports Lottery.
Gaming
We are a leading supplier of server-based gaming terminals and systems and game content primarily to bookmakers that operate licensed betting offices ("LBOs") in the U.K. and to gaming operators outside the U.K. We also supply gaming terminals, systems and game content to pubs, bingo halls and arcades in the U.K. and continental Europe. We provide many of our Gaming customers with a turnkey offering, which typically includes gaming terminals, remote management of game content and management information, central computer systems, secure data communication and field support services. We develop our own game content and supplement our offering with content from third parties. We also provide interactive gaming products and services including development and marketing of digital content, products, services and end-to-end solutions that address interactive, social, casual and mobile gaming opportunities.
Basis of Presentation and Principles of Consolidation
The accompanying consolidated financial statements of the Company have been prepared in accordance with accounting principles generally accepted in the United States ("U.S. GAAP"). The accompanying consolidated financial statements include the Company's accounts and subsidiaries that are wholly owned and in which we have a controlling financial interest. Investments in other entities in which we do not have a controlling financial interest but we exert significant influence are accounted for in the consolidated financial statements using the equity method of accounting. All intercompany balances and transactions have been eliminated in consolidation. We have evaluated subsequent events through the date these financial statements were issued.

SCIENTIFIC GAMES CORPORATION AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)
(in thousands, except per share amounts)

(1) Description of the Business and Summary of Significant Accounting Policies (Continued)
Revenue Recognition
We derive our revenue from three sources: instant lottery tickets, services, and sales. Our instant lottery ticket business consists of long-term contracts to supply instant lottery tickets and provide related services to our lottery customers. We offer our customers a number of related, value-added services as part of an integrated product offering. These services include game design, determination of prize structure, game programming, warehousing and distribution of tickets and rights to use licensed products. We recognize revenue when it is realized or realizable and earned. We consider revenue realized or realizable and earned when we have persuasive evidence of an arrangement, prices are fixed or determinable, services and products are provided to the customer and collectability is probable or reasonably assured depending on the applicable revenue recognition guidance followed.
In addition to the general policy discussed above, the following are the specific revenue recognition policies for our reportable segments:
Printed Products

•	Revenue from the sale of instant lottery tickets that are sold on a price per thousand units ("PPK") basis is recognized when the customer accepts the product pursuant to the terms of the contract.

•	Revenue from the sale of instant lottery tickets that are sold on a percentage of retail sales ("POS") basis (including under our CSP contracts) is recognized when retail sales are generated.

•
Revenue from licensing branded property coupled with a service component whereby we purchase and distribute merchandise prizes on behalf of lottery authorities to identified winners is recognized as a multiple deliverable arrangement. There are typically two deliverables in this arrangement, the license and the merchandising services, which are separate units of accounting. We allocate revenue to the deliverables based on their relative selling prices. Revenue allocated to the license is recognized when the use of the licensed property is permitted, which is typically when the contract is signed. Revenue allocated to the merchandising services is recognized on a proportional performance method as this method best reflects the pattern in which the obligations of the merchandising services to the customer are fulfilled. A performance measure is used based on total estimated cost allocated to the merchandising services. By accumulating costs for services as they are incurred, and dividing such costs by the total costs of merchandising services which is estimated based on a budget prior to contract inception, a percentage is determined. The percentage determined is applied to the revenue allocated to the merchandising services and that proportionate amount of revenue is recognized on a monthly basis.

•	Revenue from the licensing of branded property with no service component is recognized when the contract is signed.

•
Revenue from our Properties Plus loyalty and reward programs is typically based on a percentage of a lottery's prize payout structure calculated as a percentage of retail sales. Revenue is recognized when the amount of retail sales is generated.

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

SCIENTIFIC GAMES CORPORATION AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)
(in thousands, except per share amounts)

(1) Description of the Business and Summary of Significant Accounting Policies (Continued)

•	Revenue from the sale of lottery terminals is recognized when the customer accepts the product pursuant to the terms of the contract.
Gaming

•	Revenue from the provision of gaming services is generally recognized as a percentage of revenue generated by the gaming machines.

•	Revenue from the sale of gaming machines or content that does not include a service or maintenance component is recognized upon acceptance pursuant to the terms of the contract.

•	Revenue from the sale of gaming terminals and related software that includes a service or maintenance component is recognized ratably over the term of the contract.

•
Revenue from the provision of pari-mutuel wagering services is generally recognized as a percentage of the amount wagered by the customers' patrons at the time of the wager pursuant to the terms of the contract.

•
Revenue from the sale of a pari-mutuel wagering system, which includes the customization of software, is recognized under the percentage of completion method of accounting, based on the ratio of costs incurred to estimated costs to complete.

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
Restricted Cash
Restricted cash of $30,398 at December 31, 2012 includes approximately $28,960 placed in escrow that will be used to fund part of our 16.5% investment in the consortium that, subject to obtaining various regulatory approvals and Greek parliamentary approval, will hold the 12-year concession for the exclusive right to the production, operation and management of instant ticket lotteries in Greece.
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

SCIENTIFIC GAMES CORPORATION AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)
(in thousands, except per share amounts)

(1) Description of the Business and Summary of Significant Accounting Policies (Continued)

	As of December 31,
	2012	2011
Accounts receivable	$178,572	$137,084
Unbilled accounts receivable	42,525	50,165
Allowance for doubtful accounts	(10,952)	(4,782)
	$210,145	$182,467
Under certain of our contracts, contractual billings do not coincide with revenue recognized under the contract. Unbilled accounts receivable represent revenue recorded in excess of amounts billable pursuant to contract provisions and generally become billable at contractually specified dates or upon the attainment of contractually defined milestones.
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

Property and Equipment
Property and equipment are stated at cost on acquisition date and are depreciated using the straight-line method over the estimated useful lives of the assets as follows:

Item	Estimated Life in Years
Machinery and equipment	3 - 15
Transportation equipment	3 - 8
Furniture and fixtures	5 - 10
Buildings and improvements	15 - 40
Costs incurred for equipment associated with specific lottery and gaming contracts not yet placed in service are classified as construction in progress in property and equipment and are not depreciated. Leasehold improvements are amortized over the term of the corresponding lease.
Deferred Installation Costs
Certain lottery and gaming contracts require us to perform installation activities. Direct installation activities, which include costs for terminals, facilities wiring, computers, internal labor and travel, are performed at the inception of a specific

SCIENTIFIC GAMES CORPORATION AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)
(in thousands, except per share amounts)

(1) Description of the Business and Summary of Significant Accounting Policies (Continued)
contract with a specific customer to enable us to perform under the terms of the contract. These activities will begin after a contract is entered into and will end when the setup activities are substantially complete. Such activities do not represent a separate earnings process and, therefore, the costs are deferred and amortized over the expected life of the contract, which we define as the original life of the contract plus all available extensions. Deferred installation costs, net of accumulated depreciation, included in property and equipment were approximately $36,400 and $40,900 at December 31, 2012 and 2011, respectively.
Goodwill and Intangible Assets
Goodwill represents the excess of the purchase price over the fair value of the net assets of acquired companies. We follow the acquisition method of accounting for all business combinations. Goodwill and intangible assets with indefinite useful lives are not amortized, but instead are evaluated for impairment on an annual basis or more frequently if events and circumstances indicate that assets might be impaired. For extensions and renewals of intangible assets, we typically capitalize licensing fees incurred in connection with our licensing agreements for our use of third-party brands and intellectual property. Such assets are amortized over the estimated life of the asset.
Equity Investments
We account for our investments where we own a non-controlling interest, but exercise significant influence, under the equity method of accounting. Under the equity method of accounting, our original cost of the investment is adjusted for our share of equity in the earnings of the equity investment and reduced by distributions received. On a periodic basis, we assess whether there are any indicators that the fair value of our equity investment may be impaired. An equity investment is impaired only if the estimate of the fair value of the investment is less than the carrying value of the investment, and such decline in value is deemed to be other than temporary. If an impairment were to occur, the impairment would be measured as the excess of the carrying amount of the equity investment over the fair value of the equity investment.
Other Assets
We capitalize costs associated with internally developed and purchased software systems for use in our lottery and gaming contracts. Capitalized costs are amortized on a straight-line basis over the expected useful life of the asset, which is typically two to ten years. We also capitalize costs associated with long-term debt financing, marketing rights, and non-competition agreements arising primarily from business acquisitions. An evaluation is performed to determine if any impairment has occurred with respect to any amortized or non-amortized assets.
Derivative Financial Instruments
We record derivative instruments on the balance sheet at their respective fair values. From time to time, we utilize interest rate swap agreements to mitigate gains or losses associated with the change in expected cash flows due to fluctuations in interest rates on variable rate debt. We also enter into foreign currency forward contracts from time to time to mitigate the risk associated with cash payments required to be made by the Company in non-functional currencies or to mitigate the foreign currency translation risk of our investments. During the year ended December 31, 2012, we entered into foreign currency forward contracts for the sale of Euros for U.S. dollars to hedge a portion of the net investment in one of our subsidiaries that is denominated in Euros. If the derivative qualifies for hedge accounting, the effective portion of the hedge is recorded in other comprehensive income (loss) and the ineffective portion of the hedge, if any, is recorded in our results of operations. If the derivative does not qualify for hedge accounting, any periodic changes to the fair value are recognized in our results of operations.
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
Income Taxes
Income taxes are determined using the liability method of accounting for income taxes. The Company's tax expense includes U.S. and international income taxes, but excludes the provision for U.S. taxes on undistributed earnings of international subsidiaries deemed to be permanently invested.
The Company applies a recognition threshold and measurement attribute for the financial statement recognition and measurement of a tax position taken or expected to be taken in a tax return. The Company recognizes in the financial statements the impact of a tax position if that position is more likely than not to be sustained upon audit based on the technical merits of the position.
Certain items of income and expense are not reported in tax returns and financial statements in the same year. The tax effect of such temporary differences is reported as deferred income taxes. The measurement of deferred tax assets is reduced, if necessary, by the amount of any tax benefits that, based on available evidence, are not expected to be realized. The Company establishes a valuation allowance for deferred tax assets for which realization is not likely. At December 31, 2012 and 2011, the Company had a valuation allowance of $241,156 and $236,296, respectively, recorded against the benefit of certain deferred tax assets of foreign and U.S. subsidiaries.
The Company operates within multiple taxing jurisdictions and in the normal course of business is examined in various jurisdictions. The reversal of accruals is recorded when examinations are completed, statutes of limitation are closed or tax laws are changed.
Changes in tax laws and rates may affect recorded deferred tax assets and liabilities and our effective tax rate in the future. The American Taxpayer Relief Act of 2012 (the "Act”) was signed into law on January 2, 2013. Because a change in tax law is accounted for in the period of enactment, the provisions of the Act that are expected to impact the Company's 2012 U.S tax return (e.g., the research and experimentation credit) cannot be recognized in the Company's 2012 financial statements and instead will be reflected in the Company's 2013 financial statements. Because the Company has recorded a valuation allowance against the benefit of its U.S net deferred tax assets, we do not expect the provisions of the Act to have a material impact on the Company's 2013 financial statements.
Foreign Currency Translation
Significant operations where local currency is the functional currency include our operations in the U.K., continental Europe and China. Assets and liabilities of foreign operations are translated at period-end rates of exchange and results of operations are translated at the average rates of exchange for the period. Gains or losses resulting from translating the foreign currency financial statements are accumulated as a separate component of accumulated other comprehensive income (loss) in stockholders' equity. Gains or losses resulting from foreign currency transactions are included in other income (expense) in the Consolidated Statements of Operations and Comprehensive Income.
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

SCIENTIFIC GAMES CORPORATION AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)
(in thousands, except per share amounts)

(1) Description of the Business and Summary of Significant Accounting Policies (Continued)
We measure compensation cost for stock awards at fair value and recognize compensation expense ratably over the service period for awards expected to vest. The fair value of RSUs is determined based on the number of shares underlying the units granted and the quoted market price of our common stock. The fair value of stock options is determined using the Black-Scholes valuation model. The estimation of stock awards that will ultimately vest requires judgment and, to the extent actual results or future estimates differ from our current estimates, such amounts will be recorded as a cumulative adjustment in the period estimates are revised. We consider many factors when estimating expected forfeitures, including types of awards, employee class and historical experience. Actual results and future changes in estimates may differ substantially from our current estimates.
The Company may grant awards that are contingent upon the Company achieving certain performance targets. Upon determining the performance target is probable, the fair value of the award is recognized over the service period. Certain equity awards may be settled in cash or a variable number of shares. The fair value of these awards are measured each reporting period and recorded as a liability and corresponding compensation expense. As the fair value changes each reporting period, the corresponding liability and compensation expense are adjusted, such that the liability and cumulative compensation expense equal the total fair value of the obligation at the reporting date.
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
Use of Estimates
The preparation of financial statements in conformity with U.S. GAAP requires management to make estimates and assumptions that affect the reported amounts of assets and liabilities and disclosure of contingent assets and liabilities at the date of the financial statements and the reported amounts of revenues and expenses during the reporting period. Some of the significant estimates involve percentage of completion for contracted lottery development projects, stock-based and/or performance-based compensation expense, capitalization of software development costs, evaluation of the recoverability of assets, assessment of litigation and contingencies, allocation of purchase price to assets acquired and liabilities assumed in business combinations and income and other taxes. Actual results could differ from estimates.
Our review during the three months ended June 30, 2012 indicated lower estimated useful lives for our gaming terminals deployed at our U.K. LBO customers relative to historical estimates due to market changes that have altered the replacement cycle of these terminals. As a result, effective April 1, 2012, we revised the estimated useful lives of our gaming terminals currently deployed to our LBO customers. This change increased depreciation expense for the year ended December 31, 2012 but was not material to our consolidated financial position or results of operations as of and for the year ended December 31, 2012.
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
In June 2011, the FASB issued guidance on presentation of comprehensive income. The guidance eliminates the option to report other comprehensive income and its components in the statement of stockholders' equity. Instead, an entity is required to present net income and other comprehensive income either in one continuous statement or in two separate but consecutive statements. We adopted the guidance on January 1, 2012, resulting in a change in the presentation of comprehensive income for the years ended December 31, 2012, 2011 and 2010.
In February 2013, the FASB issued guidance on presentation of comprehensive income to improve the reporting of reclassifications out of accumulated other comprehensive income. The guidance is effective prospectively for reporting periods beginning after December 15, 2012 and early adoption is permitted. The guidance requires an entity to provide information about the amounts reclassified out of accumulated other comprehensive income by component. In addition, an entity is required to present, either on the face of the statement where net income is presented or in the notes, significant amounts reclassified out of accumulated other comprehensive income by the respective line items of net income but only if the amount reclassified is required under U.S. GAAP to be reclassified to net income in its entirety in the same reporting period. For other amounts that are not required under U.S. GAAP to be reclassified in their entirety to net income, an entity is required to cross-reference to other disclosures required under U.S. GAAP that provide additional detail about those amounts. We adopted the new guidance on January 1, 2013.
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
In July 2012, the FASB issued guidance on testing indefinite-lived intangible assets, other than goodwill, for impairment. The guidance is effective for fiscal years beginning after September 15, 2012 and early adoption is permitted. The guidance provides an entity with the option to first perform a qualitative assessment to determine whether it is more likely than not that the indefinite-lived intangible asset is impaired. If, after assessing the totality of events and circumstances, an entity concludes that it is not more likely than not that the indefinite-lived intangible asset is impaired, then the entity is not required to take further action. However, if an entity concludes otherwise, then it is required to perform the currently prescribed quantitative impairment test by comparing the fair value of the asset with the carrying amount. We adopted the guidance on July 1, 2012. The adoption did not have a material impact on our financial statements.
(2) Business and Geographic Segments
We report our operations in three business segments: Printed Products; Lottery Systems; and Gaming, each of which is managed by a separate segment President who reports to the Chief Operating Decision Maker ("CODM"). During the first quarter of 2011, we reviewed the allocation of overhead expenses to our reportable segments as a result of the realignment of our management structure. Based on this review, we determined to no longer allocate certain overhead expenses to our reportable segments. This change, which was effective January 1, 2011, had no impact on the Company's consolidated balance sheets or its statements of operations, cash flows or changes in stockholders' equity for any periods. Prior period reportable segment information for the year ended December 31, 2010 has been adjusted to reflect the change in reportable segment reporting. The impact of this adjustment was a decrease to reportable business segment selling, general and administrative expenses and a corresponding increase to unallocated corporate selling, general and administrative expenses of approximately $17,100.
The following tables set forth revenue, cost of revenue, selling, general and administrative expenses, write-down of assets held for sale, employee termination and restructuring costs, depreciation and amortization, operating income, capital, lottery

SCIENTIFIC GAMES CORPORATION AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)
(in thousands, except per share amounts)

(2) Business and Geographic Segments (Continued)
and gaming systems expenditures and assets for the years ended (or at) December 31, 2012, 2011 and 2010, respectively, by reportable segments. Corporate expenses and corporate depreciation and amortization are not allocated to the reportable segments and are presented as unallocated corporate costs.

	Year Ended December 31, 2012
	Printed Products	Lottery Systems	Gaming	Totals
Revenue:
Instant tickets	$493,642	$—	$—	$493,642
Services	—	209,585	142,732	352,317
Sales	11,526	62,092	21,025	94,643
Total revenue	505,168	271,677	163,757	940,602
Cost of instant tickets (1)	282,548	—	—	282,548
Cost of services (1)	—	113,918	67,190	181,108
Cost of sales (1)	7,569	40,275	17,209	65,053
Selling, general and administrative expenses	45,617	26,376	31,659	103,652
Employee termination and restructuring costs	5,852	—	5,650	11,502
Depreciation and amortization	40,953	54,474	77,345	172,772
Segment operating income (loss)	$122,629	$36,634	$(35,296)	$123,967
Unallocated corporate costs				85,759
Consolidated operating income				$38,208
Assets at December 31, 2012	$949,462	$726,119	$474,002
Unallocated assets at December 31, 2012				37,325
Consolidated assets at December 31, 2012				$2,186,908
Capital, lottery and gaming systems expenditures	$26,382	$52,410	$29,715	$108,507
________________________________________________________________________________________________________________________________

(1)	Exclusive of depreciation and amortization.

SCIENTIFIC GAMES CORPORATION AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)
(in thousands, except per share amounts)

(2) Business and Geographic Segments (Continued)

	Year Ended December 31, 2011
	Printed Products	Lottery Systems	Gaming	Totals
Revenue:
Instant tickets	$493,275	$—	$—	$493,275
Services	—	205,801	125,900	331,701
Sales	9,664	36,528	7,554	53,746
Total revenue	502,939	242,329	133,454	878,722
Cost of instant tickets (1)	281,565	—	—	281,565
Cost of services (1)	—	109,016	62,358	171,374
Cost of sales (1)	5,928	25,134	7,278	38,340
Selling, general and administrative expenses	49,269	23,713	16,408	89,390
Employee termination and restructuring costs	—	—	1,997	1,997
Depreciation and amortization	32,746	46,891	38,435	118,072
Segment operating income	$133,431	$37,575	$6,978	$177,984
Unallocated corporate costs				94,163
Consolidated operating income				$83,821
Assets at December 31, 2011	$922,890	$727,168	$498,609
Unallocated assets at December 31, 2011				13,244
Consolidated assets at December 31, 2011				$2,161,911
Capital, lottery and gaming systems expenditures	$22,120	$47,766	$19,888	$89,774
________________________________________________________________________________________________________________________________

(1)	Exclusive of depreciation and amortization.

SCIENTIFIC GAMES CORPORATION AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)
(in thousands, except per share amounts)

(2) Business and Geographic Segments (Continued)

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
________________________________________________________________________________________________________________________________

(1)	Exclusive of depreciation and amortization.
In evaluating financial performance, we focus on operating income as a segment's measure of profit or loss. Segment operating income (loss) is income (loss) before other income (expense), net, interest expense, earnings from equity investments, gain (loss) on extinguishment of debt, unallocated corporate costs and income taxes. Certain corporate assets consisting of cash, prepaid expenses, and property, plant and equipment are not allocated to the segments. The accounting policies of the reportable segments are the same as those described above in the summary of significant accounting policies.

SCIENTIFIC GAMES CORPORATION AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)
(in thousands, except per share amounts)

(2) Business and Geographic Segments (Continued)
The following table provides a reconciliation of reportable segment operating income to income (loss) before income tax for each period:

	Years Ended December 31,
	2012	2011	2010
Reported segment operating income	$123,967	$177,984	$127,352
Unallocated corporate costs	(85,759)	(94,163)	(68,616)
Consolidated operating income	38,208	83,821	58,736
Interest expense	(100,008)	(104,703)	(101,613)
Earnings from equity investments	28,073	29,391	49,090
Loss on early extinguishment of debt	(15,464)	(4,185)	(2,932)
Other income (expense), net	1,185	(911)	(8,594)
Net (loss) income before income tax expense	$(48,006)	$3,413	$(5,313)
Sales to international customers originating from the United States were approximately $16,600, $26,000 and $28,000 for the years ended December 31, 2012, 2011 and 2010, respectively. The following represents revenue by customer location and long-lived assets by geographic segment:

	Years Ended December 31,
	2012	2011	2010
Revenue:
United States	$445,175	$425,665	$470,639
North America, other than United States	66,068	58,103	66,526
United Kingdom	175,776	136,286	87,029
Europe (1)	187,591	183,063	178,578
Other	65,992	75,605	79,727
Total (2)	$940,602	$878,722	$882,499

SCIENTIFIC GAMES CORPORATION AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)
(in thousands, except per share amounts)

(2) Business and Geographic Segments (Continued)

	As of December 31,
	2012	2011
Long-lived assets (excluding identifiable intangibles):
United States	$192,706	$205,868
North America, other than United States	46,516	40,981
United Kingdom	65,807	92,849
Europe (1)	25,058	28,902
Other	46,790	57,888
Total (3)	$376,877	$426,488
_______________________________________________________________________________

(1)	Excluding United Kingdom.

(2)	Total revenue from international customers for the years ended December 31, 2012, 2011 and 2010 was $495,427, $453,057 and $411,860, respectively.

(3)	Total long-lived assets held outside the United States as of December 31, 2012 and 2011 was $184,171 and $220,620, respectively.
(3) Acquisitions and Dispositions
Acquisitions
On July 19, 2012, we acquired substantially all of the assets of Parspro.com ehf ("Parspro") for approximately $11,800. Parspro is a provider of sports betting systems and related products via point of sale terminals, the internet and mobile devices. Approximately $9,900 of the $11,800 purchase price was in excess of the preliminary fair value of the acquired net assets and has been allocated to goodwill. The acquired assets include technology that we have integrated into our Lottery Systems business and our interactive games platform as part of an expanded service offering to lottery customers. Had the operating results of Parspro been included as if the transaction was consummated on January 1, 2011, our pro forma results of operations for the years ended December 31, 2012 and 2011 would not have been materially different.
On June 8, 2012, we acquired 100% of the equity interests of Provoloto for approximately $9,720, subject to certain adjustments, including an estimated earn-out payable to the sellers of approximately $2,000 contingent on the future performance of the acquired business. Provoloto develops and distributes instant lottery tickets and manages instant ticket lotteries for Mexican charities. We expect this acquisition to strengthen our presence in Latin America and create a platform for further expansion in the region. Approximately $5,100 of the $9,720 purchase price was in excess of the preliminary fair value of the acquired net assets and has been allocated to goodwill. The operating results of Provoloto have been included in our Printed Products segment and have been consolidated in our results of operations since the date of acquisition. Had the operating results of Provoloto been included as if the transaction was consummated on January 1, 2011, our pro forma results of operations for the years ended December 31, 2012 and 2011 would not have been materially different.
On June 7, 2012, we acquired ADS/Technology and Gaming, Ltd. ("ADS") for £3,450, subject to certain adjustments. ADS provides maintenance and other services for LBOs in the U.K. We have integrated ADS into our existing Gaming business. We expect that the acquisition will allow us to expand our service offering to the LBOs. Approximately £2,200 of the £3,450 purchase price was in excess of the preliminary fair value of the acquired net assets and has been allocated to goodwill. The operating results of ADS have been included in our Gaming segment and have been consolidated in our results of operations since the date of acquisition. Had the operating results of ADS been included as if the transaction was consummated

SCIENTIFIC GAMES CORPORATION AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)
(in thousands, except per share amounts)

(3) Acquisitions and Dispositions (Continued)
on January 1, 2011, our pro forma results of operations for the years ended December 31, 2012 and 2011 would not have been materially different.
On September 23, 2011 we acquired Barcrest Group Limited ("Barcrest"), a leading supplier of gaming content and machines in Europe, from subsidiaries of International Game Technology for approximately £33,000 in cash (subject to certain adjustments). Barcrest has been integrated with our existing Gaming business.
Subsequent to the filing of our 2011 Annual Report on Form 10-K, we adjusted the estimated fair values of certain of the assets acquired as part of our acquisition of Barcrest on September 23, 2011 to reflect new information obtained about facts and circumstances that existed as of the acquisition date that, if known, would have affected the amounts recognized as of that date. The adjustments resulted in an increase in goodwill of approximately $2,040, an increase in other assets of approximately $1,490, a decrease in inventory of approximately $1,970, a decrease in the current portion of deferred income taxes of approximately $1,090 and a decrease in prepaid expenses, deposits and other current assets of approximately $470. We have applied the adjustment retrospectively to the Consolidated Balance Sheet as of December 31, 2011.
The following table summarizes the adjusted fair values of the assets acquired and liabilities assumed at the acquisition date based on a final purchase price allocation:

SCIENTIFIC GAMES CORPORATION AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)
(in thousands, except per share amounts)

(3) Acquisitions and Dispositions (Continued)

At September 23, 2011
Cash and cash equivalents	$1,900
Accounts receivable, net of allowance of doubtful accounts of approximately $2,000 as of September 23, 2011	22,600
Inventories	7,500
Prepaid expenses, deposits and other current assets	1,800
Property and equipment	14,500
Deferred income taxes	100
Other long-term assets	2,500
Intangible assets	12,000

Total identifiable assets acquired	62,900
Accounts payable	7,700
Accrued liabilities	11,100
Long-term deferred income tax liabilities	2,100

Net identifiable assets acquired	42,000
Goodwill	6,400

Net assets acquired	$48,400
Of the approximate $12,000 of acquired intangible assets, approximately $900 was allocated to trade names and is not subject to amortization. The remaining $11,100 of intangible assets includes customer lists of approximately $5,700 (with a four-year weighted average useful life) and intellectual property of approximately $5,400 (with a 4.5-year weighted average useful life).
The approximate $6,400 of goodwill was assigned to our Gaming segment. None of the goodwill is expected to be deductible for income tax purposes.
We recognized approximately $4,700 of acquisition-related costs that were expensed in 2011. These costs are included in selling, general and administrative expenses in our Consolidated Statements of Operations and Comprehensive Income.
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

SCIENTIFIC GAMES CORPORATION AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)
(in thousands, except per share amounts)

(3) Acquisitions and Dispositions (Continued)

	Years Ended December 31,
	2011	2010
Revenue from Consolidated Statements of Operations and Comprehensive Income	$878,722	$882,499
Add: Barcrest revenue not reflected in Consolidated Statements of Operations and Comprehensive Income plus pro forma adjustments (1)	43,210	53,447
Unaudited pro forma revenue	$921,932	$935,946
_______________________________________________________________________________

(1)	Pro forma adjustment made to eliminate intercompany revenue and costs of approximately $3,200 and $500 for the years ended December 31, 2011 and 2010, respectively.

	Years Ended December 31,
	2011	2010
Net (loss) from Consolidated Statements of Operations and Comprehensive Income	$(12,570)	$(149,201)
Add: Barcrest net income not reflected in Consolidated Statements of Operations and Comprehensive Income plus pro forma adjustments (1) (2)	2,518	6,641
Unaudited pro forma net loss	$(10,052)	$(142,560)
_______________________________________________________________________________

(1)	Pro forma adjustment made to capitalize development costs in accordance with the Company's accounting policies, including approximately $1,700 for each of the years ended December 31, 2011 and 2010.

(2)
Pro forma adjustment made to reflect the additional depreciation and amortization that would have been charged assuming the fair value adjustments to intangible assets had been applied on January 1, 2010, including approximately $2,300 and $2,200 for the years ended December 31, 2011 and 2010, respectively.

On August 5, 2010, we acquired substantially all of the assets of GameLogic Inc., a provider of interactive marketing services for the U.S. regulated gaming market, including GameLogic's software for internet-based loyalty programs as well as an extensive suite of interactive games and related intellectual property. We have integrated the GameLogic assets with our existing Properties Plus business. The acquisition was not material to our operations.
On April 19, 2010, we acquired certain assets of Sceptre Leisure Solutions Limited, including 751 server-based gaming terminals and associated customer contracts, to increase our estate of gaming machines supplied to and operated by licensed betting offices in the U.K. The operating results derived from the acquired assets have been included in the Gaming segment and have been consolidated in our statement of operations since the date of acquisition. The acquisition was not material to our operations.
Dispositions
On October 5, 2010, we completed the sale of the Racing Business to Sportech. Upon the closing of the transaction, we received approximately $33,000 in cash (subject to certain post-closing adjustments as specified in the purchase agreement) and 39,742 shares of Sportech stock (the "Consideration Shares") representing approximately 20% of Sportech's outstanding shares as of the closing of the transaction. The Consideration Shares were valued at approximately $26,300 based on the closing price of Sportech stock on October 4, 2010. Sportech also agreed to make an additional cash payment to us on September 30, 2013 of approximately $10,000 which is included in notes receivable in our Consolidated Balance Sheets as of December 31, 2012 and 2011. In addition, if the Racing Business, under Sportech's ownership, achieves certain performance

SCIENTIFIC GAMES CORPORATION AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)
(in thousands, except per share amounts)

(3) Acquisitions and Dispositions (Continued)
targets over the three-year period following the closing of the transaction, we will be entitled to an additional cash payment of up to $8,000.
Until completion of the sale on October 5, 2010, we classified the assets and liabilities of the Racing Business as held for sale in our Consolidated Balance Sheets. In accordance with U.S. GAAP, we were required to adjust the net assets classified as held for sale to fair value, less estimated cost to sell. During the nine month period ended September 30, 2010, we recorded a write-down of assets held for sale of $8,029 in our Consolidated Statements of Operations and Comprehensive Income to decrease the carrying amount of the Racing Business to fair value, less cost to sell. During the three months ended December 31, 2010, we recorded a loss on the sale of the Racing Business of $361.
(4) Restructuring Plans

Printed Products segment

Following a strategic review of our global instant lottery tickets business, we commenced a reorganization plan on April 18, 2012 to cease all printing and finishing activities at our Australia facility, and during the second half of 2012 we migrated printing for customers in this region to our other manufacturing facilities. We recorded approximately $5,900 of employee termination and other restructuring costs associated with the reorganization for the year ended December 31, 2012. Other restructuring costs include approximately $1,300 resulting from vacating our facility. In addition, we recorded approximately $3,400 of accelerated depreciation for equipment related to this reorganization. We do not expect to incur additional material costs or accelerated depreciation related to this reorganization.
Gaming segment

In January 2012, following a comprehensive strategic review, we announced our exit from the Barcrest analog terminal business in order to focus our game design and other resources solely on our digital server-based supply model. We also reorganized our pub business in an effort to more effectively capitalize on the Barcrest acquisition. In 2012, we recorded approximately $5,700 of employee termination and restructuring costs associated with the reorganization. Other restructuring costs include approximately $1,400 resulting from vacating facilities. We do not expect to incur additional material costs or accelerated depreciation related to this reorganization. We continue to review strategic alternatives for our pub business.

A summary of the employee termination and other restructuring costs recognized for the year ended December 31, 2012 is set forth below:

	Employee termination costs	Other restructuring costs	Total
Balance as of December 31, 2011	$—	$—	$—
Restructuring costs additions	7,488	4,014	11,502
Cash Payments	(6,454)	(1,573)	(8,027)
Balance as of December 31, 2012	$1,034	$2,441	$3,475

Employee termination and restructuring costs of approximately $2,000 and $600 recorded in 2011 and 2010, respectively, were a result of our cost reduction initiatives related to the migration by the Global Draw Limited ("Global Draw"), our subsidiary, to a new back-end technology platform and the integration of Barcrest into our Gaming business.

SCIENTIFIC GAMES CORPORATION AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)
(in thousands, except per share amounts)

(5) Basic Income Per Common Share and Diluted Income Per Common Share
Basic income per common share is computed by dividing net income available to common stockholders by the weighted-average number of common shares outstanding during the period. Diluted income per common share gives effect to all potentially dilutive common shares that were outstanding during the period. As of December 31, 2012, 2011 and 2010 we had outstanding stock options and RSUs that could potentially dilute basic earnings per share in the future.
The following represents a reconciliation of the numerator and denominator used in computing basic and diluted income available to common stockholders per common share for the years ended December 31, 2012, 2011 and 2010:

	Years Ended December 31,
	2012	2011	2010
Income (numerator)
Net loss	$(62,627)	$(12,570)	$(149,201)
Shares (denominator)
Basic weighted-average common shares outstanding	90,011	92,068	92,666
Diluted weighted-average common shares outstanding	90,011	92,068	92,666
Basic and diluted per share amounts
Basic net loss per share	$(0.70)	$(0.14)	$(1.61)
Diluted net loss per share	$(0.70)	$(0.14)	$(1.61)
For the years ended December 31, 2012, 2011 and 2010, there were no dilutive stock rights due to the net loss reported for the periods.
(6) Inventories
Inventories consist of the following:

	As of December 31,
	2012	2011
Parts and work-in-process	$27,355	$35,444
Finished goods	43,900	44,298
Inventory	$71,255	$79,742
Parts primarily includes spare parts for terminals and gaming machines to be sold to our Lottery Systems and Gaming customers and instant lottery ticket materials. Work-in-process includes labor and overhead costs associated with the assembly of lottery terminals to be sold to our Lottery Systems customers and printing of instant lottery tickets. Finished goods primarily consist of printed instant lottery tickets to be sold to our Printed Products customers.

SCIENTIFIC GAMES CORPORATION AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)
(in thousands, except per share amounts)
(7) Property and Equipment
Property and equipment, including assets under capital leases, consist of the following:

	As of December 31,
	2012	2011
Machinery, equipment and deferred installation costs	$717,197	$661,733
Land and buildings	68,449	65,379
Transportation equipment	3,261	3,490
Furniture and fixtures	18,634	12,679
Leasehold improvements	13,304	12,864
Construction in progress	27,777	32,384
Property and equipment, at cost	848,622	788,529
Less: accumulated depreciation	(471,745)	(362,041)
Net property and equipment	$376,877	$426,488
Depreciation expense for the years ended December 31, 2012, 2011 and 2010 was approximately $122,600, $76,900 and $99,700, respectively. Cost for equipment associated with specific lottery and gaming contracts not yet placed into service are recorded as construction in progress and not depreciated. When the equipment is placed into service the related costs are transferred from construction in progress to machinery and equipment, and we commence depreciation. Depreciation expense is excluded from cost of sales and other operating expenses and is separately stated with amortization expense on the Consolidated Statements of Operations and Comprehensive Income.
As noted in Note 1 (Description of the Business and Summary of Significant Accounting Policies), we assess the recoverability of long-lived assets whenever events or changes in circumstances indicate that the carrying value of such an asset may not be recoverable. Recoverability of assets to be held and used is measured by a comparison of the carrying amount of the asset to the expected net future undiscounted cash flows to be generated by that asset. If it is determined an impairment has occurred, the amount of the impairment recorded is equal to the excess of the asset's carrying value over its estimated fair value which is generally derived from a discounted cash flow model.
During the fourth quarter of 2012, we recorded long-lived asset impairments of approximately $5,800 related to underperforming U.S. Lottery Systems contracts. See Note 14 (Fair Value Measurements) for additional information. There were no long-lived asset impairment charges recorded as of December 31, 2011. During 2010, we recorded long-lived asset impairment charges of approximately $17,500 related to underperforming U.S. Lottery Systems contracts. During the fourth quarter of 2010, we also recorded an impairment charge of approximately $3,000 related to obsolete Lottery Systems equipment. These impairment charges are included in depreciation and amortization expense in our Consolidated Statements of Operations and Comprehensive Income for the respective years ended December 31, 2012 and 2011 and in accumulated depreciation in our Consolidated Balance Sheet as of December 31, 2012 and 2011, respectively.
In 2012, we recorded long-lived asset impairments of approximately $27,400 related to a write-down of certain undeployed gaming terminals, approximately $3,100 related to the write-down of certain hardware development costs in our licensed properties business and approximately $3,400 related to the reorganization of our Australia printing operations. We recorded accelerated depreciation expense of $6,400 and $8,300 in 2011 and 2010, respectively, as a result of our migration to a new platform technology. We also recorded long-lived asset impairments of approximately $2,500 in 2010 related to obsolete gaming terminals. These impairments are included in depreciation and amortization expense in our Consolidated Statements of Operations and Comprehensive Income for the respective years ended December 31, 2012, 2011 and 2010 and included in accumulated depreciation in our Consolidated Balance Sheets as of December 31, 2012 and 2011, respectively.

SCIENTIFIC GAMES CORPORATION AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)
(in thousands, except per share amounts)

(8) Goodwill and Intangible Assets
Subsequent to the filing of our 2011 Annual Report on Form 10-K, we adjusted the estimated fair values of certain assets acquired as part of our acquisition of Barcrest on September 23, 2011 to reflect new information obtained about facts and circumstances that existed as of the acquisition date that, if known, would have affected the amounts recognized as of that date. The adjustments resulted in an increase in goodwill of approximately $2,040, an increase in other assets of approximately $1,490, a decrease in inventory of approximately $1,970, a decrease in the current portion of deferred income taxes of approximately $1,090 and a decrease in prepaid expenses, deposits and other current assets of approximately $470. We have applied the adjustment retrospectively to the Consolidated Balance Sheet as of December 31, 2011.
Intangible Assets
The following presents certain information on our intangible assets as of December 31, 2012 and 2011. Amortizable intangible assets are being amortized on a straight-line basis over their estimated useful lives with no estimated residual values.

Intangible Assets	Gross Carrying Amount	Accumulated Amortization	Net Balance
Balance as of December 31, 2012
Amortizable intangible assets:
Patents	$13,741	$6,113	$7,628
Customer lists	41,471	25,349	16,122
Licenses	84,852	66,688	18,164
Intellectual property	24,268	20,107	4,161
Non-compete agreements	421	73	348
Lottery contracts	1,500	1,297	203
	166,253	119,627	46,626
Non-amortizable intangible assets:
Trade names	39,783	2,118	37,665
Total intangible assets	$206,036	$121,745	$84,291
Balance as of December 31, 2011
Amortizable intangible assets:
Patents	$12,941	$5,260	$7,681
Customer lists	35,742	20,511	15,231
Licenses	78,556	56,706	21,850
Intellectual property	23,335	18,102	5,233
Non-compete agreements	—	—	—
Lottery contracts	1,500	1,195	305
	152,074	101,774	50,300
Non-amortizable intangible assets:
Trade names	38,677	2,118	36,559
Total intangible assets	$190,751	$103,892	$86,859

SCIENTIFIC GAMES CORPORATION AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)
(in thousands, except per share amounts)

(8) Goodwill and Intangible Assets (Continued)
The aggregate intangible asset amortization expense for the years ended December 31, 2012, 2011 and 2010 was approximately $17,600, $15,300 and $13,700, respectively. The estimated intangible asset amortization expense for the year ending December 31, 2013 and each of the subsequent four years is approximately $17,200, $11,800, $7,300, $3,500 and $1,700, respectively.
Goodwill
The table below reconciles the change in the carrying amount of goodwill, by reporting segment, for the period from December 31, 2010 to December 31, 2012.

Goodwill	Printed Products	Lottery Systems	Gaming	Totals
Balance at December 31, 2010	$335,481	$186,944	$241,490	$763,915
Acquisitions	—	2,637	7,048	9,685
Foreign currency adjustments	(1,361)	(2,961)	(885)	(5,207)
Balance at December 31, 2011	334,120	186,620	247,653	768,393
Acquisitions	5,018	9,913	3,638	18,569
Foreign currency adjustments	1,389	1,382	11,365	14,136
Reallocation of Goodwill	(12,767)	12,767	—	—
Balance at December 31, 2012	$327,760	$210,682	$262,656	$801,098

Due to changes in our management authority structure in 2012, we changed the designation of our CODM as defined under ASC 350, Intangibles - Goodwill and Other (“ASC 350”). As a result, we determined that we have seven operating segments based on the financial information regularly reviewed by the CODM, which we also determined represent our reporting units as defined under ASC 350. Our seven reporting units are Printed Products; Licensed Properties; U.S. Lottery Systems; International Lottery Systems; China Lottery; Video Systems; and Gaming. Previously we had three operating segments and reporting units as of December 31, 2011 and therefore the identification of seven reporting units required the reallocation of the goodwill balance to each reporting unit based on a relative fair value approach in accordance with ASC 350. As a result, $12,800 of goodwill was reallocated between Printed Products and Lottery Systems reportable segments which reflects the creation of the China Lottery reporting unit which includes all our operations in China including our equity investment in Beijing CITIC Scientific Games Technology Co., Ltd. ("CSG") as of December 31, 2012.

SCIENTIFIC GAMES CORPORATION AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)
(in thousands, except per share amounts)

(8) Goodwill and Intangible Assets (Continued)
Our annual impairment valuation as of December 31, 2012 produced estimated fair values of equity for all of our reporting units under our old and new structures in excess of the carrying value of equity for all of our reporting units. The estimated fair values of equity for each of our Printed Products, Licensed Properties, International Lottery Systems, China Lottery and Video Systems reporting units were substantially in excess of the carrying value of such reporting unit. Although the estimated fair value of equity for our U.S. Lottery and Gaming reporting units were in excess of the respective carrying value, to illustrate the sensitivity of these reporting units, a decrease in the fair value of equity of more than 25% for our U.S. Lottery Systems or more than 20% for our Gaming reporting unit could potentially result in an impairment of goodwill. The estimate of a reporting unit's fair value requires the use of several assumptions and estimates regarding the reporting unit's future cash flows, growth rates, market comparables and weighted average cost of capital, among others. Significant judgment is required in the forecasting of future operating results, which are used in the preparation of projected cash flows. Any significant adverse changes in key assumptions about these businesses and their prospects such as changes in our strategy or products, the loss of key customers, regulatory licensing or adverse changes in economic and market conditions may cause a change in the estimation of fair value valuation of our reporting units and could result in an impairment charge that could be material to our financial statements.
(9) Other Assets
Other assets consist of the following:

	As of December 31,
	2012	2011
Software systems development costs, net	$87,206	$74,100
Deferred financing costs	25,481	33,918
Deferred tax asset, long-term portion	6,281	11,217
Other assets	4,547	14,886
	$123,515	$134,121
In the years ended December 31, 2012 and 2011, we capitalized $44,000 and $30,800, respectively, of software systems development costs related primarily to our lottery and wide area gaming businesses. The total amount charged to amortization expense for amortization of capitalized systems development costs was approximately $28,000, $24,000 and $27,000 for the years ended December 31, 2012, 2011 and 2010, respectively. During the year ended December 31, 2012, we recorded accelerated depreciation expense of approximately $5,800 related to a write-down of certain obsolete software development costs in our licensed properties business and gaming business.
Deferred financing costs arise in connection with our long-term financing and are amortized over the life of the financing agreements. We capitalized approximately $6,300, $14,500 and $12,700 during 2012, 2011 and 2010, respectively, in connection with financing transactions. Amortization of deferred financing costs amounted to approximately $7,100, $7,500 and $6,500 for the years ended December 31, 2012, 2011 and 2010, respectively. During 2012, we wrote off approximately $7,600 of unamortized deferred financing fees related to the redemption of our 7.875% senior subordinated notes due 2016 (the "2016 Notes"). During 2011, we wrote off approximately $4,200 of unamortized deferred financing fees related to the August 25, 2011 amendment to our credit agreement.

SCIENTIFIC GAMES CORPORATION AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)
(in thousands, except per share amounts)

(10) Equity Investments
At December 31, 2012, the Company had investments in the following entities which are accounted for using the equity method of accounting. The Company records income or loss from equity method investments as "Earnings from equity investments" in the Consolidated Statements of Operations and Comprehensive Income and records the carrying value of each investment in "Equity investments" in the Consolidated Balance Sheets.
Lotterie Nazionali S.r.l.
We are a 20% equity owner in Lotterie Nazionali S.r.l. ("LNS"), an entity comprised principally of us, Lottomatica Group S.p.A. ("Lottomatica") and Arianna 2001, a company owned by the Federation of Italian Tobacconists, that was awarded the concession from the Italian Monopoli di Stato to be the exclusive operator of the Italian Gratta e Vinci instant ticket lottery beginning on October 1, 2010. The concession has an initial term of nine years (subject to a performance evaluation during the fifth year) and could be extended by the Monopoli di Stato for an additional nine years. LNS succeeded Consorzio Lotterie Nazionali ("CLN"), a consortium comprised of essentially the same group that owns LNS, as holder of the concession. Under the new concession, we are the primary supplier of instant lottery tickets for LNS, as we were under the prior concession. CLN, which had held the concession since 2004, is being wound up and the bulk of its assets were transferred to LNS. As of December 31, 2012, our investment in CLN was approximately $5,000. LNS paid €800,000 in upfront fees under the terms of the new concession. We paid our pro rata share of these fees in 2010 (€160,000). The upfront fees associated with the new concession are amortized by LNS (approximately €89,000 each year of the new concession on a pre-tax basis), which reduces our earnings from our equity investment in LNS. Our share of the amortization is approximately €18,000 each year on a pre-tax basis. Subject to applicable limitations, we are entitled to receive from LNS annual cash dividends as well as periodic return of capital payments over the life of the concession.
For the years ended December 31, 2012 and December 31, 2011 we recorded income of approximately $17,900 and $18,600, respectively, representing our share of earnings of LNS. We recognized revenue from the sale of tickets to LNS during the years ended December 31, 2012 and December 31, 2011 of approximately $52,000 and $56,900, respectively. As of December 31, 2012 we had accounts receivable of approximately $14,200 from LNS.
Northstar Lottery Group, LLC
We are a 20% equity owner in Northstar Lottery Group, LLC ("Northstar"), an entity formed with GTECH Corporation, a subsidiary of Lottomatica, to be the private manager for the Illinois lottery. Northstar was selected as the private manager following a competitive procurement and entered into a private management agreement with the State of Illinois on January 18, 2011 (the "PMA") for a 10-year term. As the private manager, Northstar, subject to the oversight of the Illinois lottery, manages the day-to-day operations of the lottery including lottery game development and portfolio management, retailer recruitment and training, supply of goods and services and overall marketing strategy.
Under the terms of the PMA, Northstar is entitled to receive annual incentive compensation payments to the extent it is successful in increasing the lottery's net income (as defined in the PMA) above specified target levels, subject to a cap of 5% of the applicable year's net income. Northstar is responsible for payments to the State to the extent such targets are not achieved, subject to a similar cap. These net income target levels are subject to upward or downward adjustment under certain circumstances in accordance with the terms of the PMA. Northstar may seek downward adjustments to the net income targets in the event certain actions of the State (or the federal government) have a material adverse effect on the lottery's net income and Northstar's ability to receive incentive compensation payments. On November 6, 2012, an arbitrator determined that Northstar is entitled to a $28,400 downward adjustment to the net income target for the lottery's 2012 fiscal year and a $2,900 downward adjustment to the net income target for the lottery's 2013 fiscal year. We understand that the State has objected to the arbitrator's determination. As of the date of this Annual Report on Form 10-K, it is unclear if these adjusted net income targets are final or subject to further review or adjustment. Accordingly, as of the date of this Annual Report on Form 10-K, Northstar is unable to estimate, and therefore has not recorded, any amounts in respect of annual incentive compensation or net income shortfall payments for the year ended December 31, 2012.

SCIENTIFIC GAMES CORPORATION AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)
(in thousands, except per share amounts)

(10) Equity Investments (Continued)
Northstar is reimbursed on a monthly basis for most of its operating expenses under the PMA. Under our CSP agreement with Northstar, we are responsible for the design, development, manufacturing, warehousing and distribution of instant lottery tickets and are compensated based on a percentage of retail sales. For the years ended December 31, 2012 and December 31, 2011 we recorded a loss of approximately $2,600 and $1,700, respectively, representing our share of the losses of Northstar. We recognized revenue from the sale of instant lottery tickets to Northstar during the years ended December 31, 2012 and December 31, 2011 of approximately $24,600 and $14,000, respectively. As of December 31, 2012 we had accounts receivable of approximately $10,300 from Northstar.
Beijing CITIC Scientific Games Technology Co., Ltd
On October 12, 2007, we invested $7,350 for a 49% interest in CSG. CSG established an instant ticket manufacturing facility that produces instant lottery tickets for sale to the China Sports Lottery for a 15-year period that began in 2009. For the years ended December 31, 2012, 2011 and 2010, we recorded income of approximately $8,300, $9,700 and $4,800, respectively, representing our share of the earnings of CSG. We are also entitled to a royalty fee from CSG for intellectual property rights equal to 1% of the total gross profits distributed by CSG.
Beijing Guard Libang Technology Co., Ltd
On November 15, 2007, we acquired a 50% interest in the ownership of Beijing Guard Libang Technology Co., Ltd. ("Guard Libang"), a provider of instant lottery ticket validation and inventory management systems to all of the China Welfare Lottery provincial jurisdictions, for approximately $28,000. For the years ended December 31, 2012, 2011 and 2010, we recorded income of approximately $1,700, $2,800 and $2,000, respectively, representing our share of earnings of Guard Libang.
Roberts Communications Network, LLC
On February 28, 2007, we sold our racing communications business and our 70% interest in NASRIN, our data communications business, to Roberts Communications Network, LLC ("RCN") in exchange for a 29.4% interest in RCN. RCN provides communications services in the U.S. to racing and non-racing entities using both satellite and terrestrial services. For the years ended December 31, 2012, 2011 and 2010, we recorded income of approximately $6,400, $2,400 and $3,500, respectively, representing our share of earnings of RCN.
Sciplay
On January 21, 2010, we entered into a joint venture with Playtech Services (Cyprus) Limited (“Playtech Services”), a subsidiary of Playtech Limited ("Playtech"), in which we and Playtech Services each had a 50% interest in two entities, Sciplay International S.a.r.l. and Sciplay (Luxembourg) S.a.r.l. (collectively “Sciplay”). Sciplay focuses on providing end-to-end offerings of products and services that enable lotteries and certain other gaming operators to offer internet gaming solutions in a manner that is consistent with applicable regulatory regimes. On January 23, 2012, we entered into an agreement with Playtech Services that restructured this strategic relationship and, as part of the restructuring, the Sciplay-related entities became wholly owned subsidiaries of Scientific Games. The impact of this restructuring on our consolidated balance sheet and consolidated results of operations and comprehensive income as of and for the year ended December 31, 2012 was not material.

SCIENTIFIC GAMES CORPORATION AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)
(in thousands, except per share amounts)

(10) Equity Investments (Continued)
Sportech Plc
Upon the closing of the sale of the Racing Business to Sportech, we received shares of Sportech stock representing approximately 20% of the shares then outstanding. Sportech is a U.K. based company that operates football pools and associated games through various distribution channels, including direct mail and telephone, agent-based collection and via the internet. Sportech provides wagering technology solutions to racetracks, and off-track wagering networks and also operates a portfolio of online casino, poker, bingo and fixed-odds games businesses. We record our equity interest in Sportech on a 90-day lag as allowed under ASC 323, Investments—Equity Method and Joint Ventures.
International Terminal Leasing
As contemplated by our strategic agreements with Video B Holdings Limited ("Video B"), a subsidiary of Playtech, relating to our license of Video B's back-end technology platform for our gaming machines, we formed ITL with Video B in the first quarter of 2011. The purpose of ITL is to acquire gaming terminals using funds contributed to the capital of ITL by each partner. The gaming terminals, which employ Video B's software, are leased to whichever company's subsidiary is to provide the terminals to third-party customers. The equity interest of each partner varies based on the respective capital contributions from the partners; however, each partner has joint control regarding operating decisions of ITL. Intra-entity profits and losses are eliminated as necessary. During the years ended December 31, 2012 and 2011, we recorded a loss of approximately $3,800 and $2,700, respectively, attributable to our share of earnings of ITL.
Combined summary financial information
The combined summary financial information as of and for the years ended December 31, 2012, 2011 and 2010 is presented for all equity method investments owned during the respective periods. The audited financial statements of LNS are attached as Exhibit 99.1 to this Annual Report on Form 10-K. We intend to file the CSG unaudited financial statements for the year ended December 31, 2012 and the audited financial statements for the years ended December 31, 2011 and 2010, the CLN unaudited financial statements for the years ended December 31, 2012 and 2011 and the audited financial statements for the year ended December 31, 2010, and the Guard Libang unaudited financial statements for the year ended December 31, 2012 and the audited financial statements for the years ended December 31, 2011 and 2010 as exhibits to Form 10-K/A no later than June 30, 2013.

	Years Ended December 31,
	2012	2011	2010
Revenue	$949,470	$907,744	$598,758
Revenue less cost of revenue	$506,442	$461,715	$338,327
Net income	$111,168	$124,523	$161,853

	As of December 31,
	2012	2011
Current assets	$682,305	$598,004
Non-current assets	$1,273,906	$1,377,045
Current liabilities	$496,442	$455,082
Non-current liabilities	$148,532	$93,363

SCIENTIFIC GAMES CORPORATION AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)
(in thousands, except per share amounts)

(10) Equity Investments (Continued)
As described in Note 1 (Description of the Business and Summary of Significant Accounting Policies), on a periodic basis, we assess whether there are any indicators that the fair value of our equity investments may be impaired. An equity investment is impaired only if the estimate of the fair value of the investment is less than the carrying value of the investment, and such decline in value is deemed to be other than temporary. If an impairment were to occur, the loss would be measured as the excess of the carrying amount of the equity investment over the fair value of the equity investment. No other than temporary impairments were identified for the years ended December 31, 2012, 2011 and 2010.
(11) Accrued Liabilities
Accrued liabilities consist of the following:

	As of December 31,
	2012	2011
Compensation and benefits	$40,132	$45,418
Customer advances	389	1,077
Deferred revenue	27,668	18,916
Taxes, other than income	11,015	9,749
Liabilities assumed in business combinations	2,069	6,132
Accrued contract costs	11,663	11,461
Accrued interest	14,706	8,694
Other	51,375	43,234
	$159,017	$144,681
(12) Leases
At December 31, 2012, we were obligated under operating leases covering office equipment, office and warehouse space, transponders and transportation equipment expiring at various dates. Future minimum lease payments required under our leasing arrangements at December 31, 2012 are approximately as follows:

	2013	2014	2015	2016	2017	Thereafter
Future minimum lease payments	$18,600	$16,300	$13,800	$10,700	$10,200	$12,500
Total rental expense under these operating leases was approximately $22,000, $20,100 and $21,600 in the years ended December 31, 2012, 2011 and 2010, respectively.
We have entered into several operating lease agreements, some of which contain provisions for future rent increases, rent-free periods, or periods in which rent payments are reduced. The total amount of rental payments due over the lease term is being charged to rent expense on the straight-line method over the term of the lease. The difference between rent expense recorded and the amount paid is credited or charged to deferred rent obligation, which is included in other current liabilities and other long-term liabilities in the accompanying Consolidated Balance Sheets.

SCIENTIFIC GAMES CORPORATION AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)
(in thousands, except per share amounts)

(13) Long-Term and Other Debt
Outstanding Debt and Capital Leases
As of December 31, 2012, our total debt was comprised principally of $559,619 outstanding under our term loan facilities under the credit agreement discussed below, $250,000 in aggregate principal amount of the Company's 8.125% senior subordinated notes due 2018 (the “2018 Notes”), $345,909 in aggregate principal amount of SGI's 9.25% senior subordinated notes due 2019 (the “2019 Notes”), $300,000 in aggregate principal amount of 6.250% senior subordinated notes due 2020 (the “2020 Notes”) of Scientific Games International, Inc. (“SGI”) and loans denominated in Chinese Renminbi Yuan (“RMB”) totaling RMB 78,023 (the "China Loans"). On September 19, 2012, SGI redeemed all $200,000 in aggregate principal amount of its 2016 Notes at a redemption price equal to 103.938% of the aggregate principal amount, plus accrued and unpaid interest up to, but not including, the redemption date.
The following reflects outstanding debt as of December 31, 2012 and 2011:

SCIENTIFIC GAMES CORPORATION AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)
(in thousands, except per share amounts)

(13) Long-Term and Other Debt (Continued)

	December 31,
	2012	2011
Revolver, varying interest rate, due 2015	$—	$—
Term Loan, varying interest rate, due 2013 (1)	—	13,300
Term Loan, varying interest rate, due 2015 (1)	559,619	552,331
2018 Notes	250,000	250,000
2019 Notes (2)	345,909	345,533
2020 Notes	300,000	—
2016 Notes	—	200,000
China Loans, varying interest rate	12,523	28,256
Capital lease obligations, 5.0% interest as of December 31, 2012 payable monthly through 2014	115	163
Various loans and bank facilities, interest as of December 31, 2012 up to 5.6%	—	1,084
Total long-term debt outstanding	1,468,166	1,390,667
Less: debt payments due within one year	(16,458)	(26,191)
Long-term debt, net of current installments	$1,451,708	$1,364,476
____________________________________________________________________________________________________

(1)
Total of $559,730 less amortization of a loan discount in the amount of $111 as of December 31, 2012. Total of $566,010 less amortization of a loan discount in the amount of $379 as of December 31, 2011.

(2)	Total of $350,000 less amortization of a loan discount in the amount of $4,091 and $4,467 as of December 31, 2012 and 2011, respectively.
The following reflects debt and capital lease payments due over the next five years and beyond as of December 31, 2012:

	As of December 31, 2012
	Total	Within 1 Year	Within 2 Years	Within 3 Years	Within 4 Years	Within 5 Years	After 5 Years
Revolver	$—	$—	$—	$—	$—	$—	$—
Term Loan	559,730	6,280	6,280	547,170	—	—	—
2018 Notes	250,000	—	—	—	—	—	250,000
2019 Notes	350,000	—	—	—	—	—	350,000
2020 Notes	300,000	—	—	—	—	—	300,000
China Loans	12,523	10,101	2,422	—	—	—	—
Capital Leases	115	77	22	13	3	—	—
Total	$1,472,368	$16,458	$8,724	$547,183	$3	$—	$900,000
Unamortized discount	(4,202)
	$1,468,166

SCIENTIFIC GAMES CORPORATION AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)
(in thousands, except per share amounts)

(13) Long-Term and Other Debt (Continued)
Credit Agreement
We are party to a credit agreement, dated as of June 9, 2008, as amended and restated as of February 12, 2010, and amended as of December 16, 2010, March 11, 2011 and as further amended and restated as of August 25, 2011 (the "August Amendment") (as so amended, the “Credit Agreement”), among SGI, as borrower, the Company, as a guarantor, the several lenders from time to time parties thereto and JPMorgan Chase Bank, N.A. (“JPMorgan”), as administrative agent.
The Credit Agreement provides for a $250,000 senior secured revolving credit facility and senior secured term loan credit facilities under which $559,730 of term loan borrowings were outstanding as of December 31, 2012. There were no borrowings and $43,823 in outstanding letters of credit under the revolving credit facility as of December 31, 2012. As of December 31, 2012, we had approximately $206,177 available for additional borrowing or letter of credit issuances under the revolving credit facility. Our ability to borrow under the Credit Agreement will depend on us remaining in compliance with the covenants contained in the Credit Agreement, including the maintenance of the financial ratios discussed below.
The revolving credit facility commitments and the outstanding term loans under the Credit Agreement are scheduled to mature on June 30, 2015.
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
During the term of the Credit Agreement, SGI will pay the administrative agent for the account of each revolving lender a fee, payable quarterly in arrears, equal to the product of (1) the available revolving credit facility commitments and (2) either 0.50% per annum if the Consolidated Leverage Ratio as of the most recent determination date is less than 4.25 to 1.00 or 0.75% per annum if the Consolidated Leverage Ratio as of the most recent determination date is greater than or equal to 4.25 to 1.00.

The Company and its direct and indirect 100%-owned U.S. subsidiaries (other than SGI) have guaranteed the payment of the SGI's obligations under the Credit Agreement. In addition, the obligations under the Credit Agreement are secured by a first priority, perfected lien on (1) substantially all the property and assets (real and personal, tangible and intangible) of the Company and its direct and indirect wholly owned U.S. subsidiaries and (2) 100% of the capital stock (or other equity interests) of all of the Company's direct and indirect wholly owned U.S. subsidiaries and 65% of the capital stock (or other equity interests) of the direct foreign subsidiaries of SGI and the guarantors.

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

SCIENTIFIC GAMES CORPORATION AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)
(in thousands, except per share amounts)

(13) Long-Term and Other Debt (Continued)
The Credit Agreement generally requires mandatory prepayments of the term loan credit facilities with the net cash proceeds from (1) the incurrence of indebtedness by us (excluding certain permitted debt) and (2) the sale of assets that yields to us net cash proceeds in excess of $5,000 (excluding certain permitted asset sales) or any settlement of or payment in respect of any property or casualty insurance claim or any condemnation proceeding relating to any of our assets, in each case subject to a reinvestment option.
Under the terms of the Credit Agreement, as amended by the August Amendment, we are required to maintain the following financial ratios:

•	a Consolidated Leverage Ratio as of the last day of each fiscal quarter no more than the ratio set forth below with respect to the period during which such fiscal quarter ends:

◦	5.75 to 1.00 (through December 31, 2013);

◦	5.50 to 1.00 (January 1, 2014 through December 31, 2014); and

◦	5.25 to 1.00 (January 1, 2015 and thereafter);
"Consolidated Leverage Ratio" means, as of the last day of any period, the ratio of (1) Consolidated Total Debt (defined generally as the aggregate principal amount of our consolidated debt required to be reflected on our balance sheet in accordance with U.S. GAAP on such day, provided that, pursuant to the March Amendment discussed above, up to $100,000 of our unrestricted cash and cash equivalents in excess of $15,000 will be netted against Consolidated Total Debt for purposes of determining our Consolidated Leverage Ratio and Consolidated Senior Debt Ratio as of any date from and after December 31, 2010), to (2) Consolidated EBITDA for the period of four consecutive fiscal quarters then ended.

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

•
earn-out payments with respect to certain acquisitions that we have made or any other "Permitted Acquisitions" (generally, acquisitions of companies that are primarily engaged in the same or related line of business and that become subsidiaries of ours, or acquisitions of all or substantially all of the assets of another company or division or business unit of another company), including any loss or expense with respect to such earn-out payments;

•	extraordinary charges or losses determined in accordance with U.S. GAAP;

•	non-cash stock-based compensation expenses;

SCIENTIFIC GAMES CORPORATION AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)
(in thousands, except per share amounts)
(13) Long-Term and Other Debt (Continued)

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

•	up to $3,000 of expenses, charges or losses resulting from certain Peru investments;

•	the non-cash portion of any non-recurring write-offs or write-downs as required in accordance with U.S. GAAP;

•	advisory fees and related expenses paid to advisory firms in connection with Permitted Acquisitions;

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

•
up to £5,250 during any four-quarter period of expenses or charges incurred in connection with the payment of license royalties or other fees to Video B and for software services provided to Global Draw or Games Media by Video B;

minus, to the extent included in the statement of such Consolidated Net Income for such period, the sum of:

•	interest income;

•	extraordinary income or gains determined in accordance with U.S. GAAP; and

•	income or gains with respect to earn-out payments with respect to acquisitions referred to above;
provided that the aggregate amount of Consolidated EBITDA that is attributable to our interest in LNS that would not have otherwise been permitted to be included in Consolidated EBITDA prior to giving effect to the March Amendment will be capped at $25,000 in any period of four consecutive fiscal quarters (or $30,000 in the case of any such period ending on or prior to June 30, 2012).
Consolidated EBITDA is subject to certain adjustments in connection with material acquisitions and dispositions as provided in the Credit Agreement.
The foregoing definitions of are qualified in their entirety by the full text of such definitions in the Credit Agreement, a copy of which is attached as Exhibit 10.1 to our Current Report on Form 8-K filed with the Securities and Exchange Commission ("SEC") on August 31, 2011.
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

(13) Long-Term and Other Debt (Continued)
flexibility to incur additional incremental indebtedness in the form of one or more series of debt securities in an aggregate principal amount not to exceed the amounts allowed to be incurred under the Incremental Facility.
In addition, the August Amendment renewed most of the negative covenant baskets as of the effective date of the August Amendment and provides investment flexibility for SGI by allowing the borrower to move capital stock, property and cash from non-guarantor subsidiaries to loan parties and then back to non-guarantor subsidiaries, subject to certain limitations set forth in the Credit Agreement. The August Amendment also provides SGI the ability to use an existing restricted payment basket comprised of $200,000 plus a permitted expenditure amount that is based in part on the cumulative consolidated net income of the Company for investments and prepayments of certain indebtedness.
In connection with the August Amendment SGI paid an aggregate of approximately $6,300 of fees and expenses in 2011 to (or for the benefit of) the consenting and new lenders of which approximately $5,800 was capitalized as deferred financing fees. We also recorded a loss on early extinguishment of debt of approximately $4,200 as a result of writing off deferred financing fees related to those lenders that chose not to extend the maturity date of their loans.
On February 21, 2012, the Company and SGI entered into an agreement to refinance the approximately $16,400 of revolving credit facility and term loan commitments that were not extended in connection with the August Amendment and extend the maturity dates of these commitments to June 30, 2015.
We were in compliance with our covenants under the Credit Agreement as of December 31, 2012.
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

SCIENTIFIC GAMES CORPORATION AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)
(in thousands, except per share amounts)

(13) Long-Term and Other Debt (Continued)
The 2018 Notes are unsecured senior subordinated obligations of the Company and are subordinated to all of the Company's existing and future senior debt, rank equally with all of the Company's future senior subordinated debt, and rank senior to all of the Company's future debt that is expressly subordinated to the 2018 Notes. The 2018 Notes are guaranteed on an unsecured senior subordinated basis by all of the Company's 100%-owned U.S. subsidiaries (including SGI). The 2018 Notes are structurally subordinated to all of the liabilities of our non-guarantor subsidiaries.
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
The 2019 Notes are unsecured senior subordinated obligations of SGI and are subordinated to all of SGI's existing and future senior debt, rank equally with all of SGI's existing and future senior subordinated debt and rank senior to all of SGI's future debt that is expressly subordinated to the 2019 Notes. The 2019 Notes are guaranteed on an unsecured senior subordinated basis by the Company and all of its 100%-owned U.S. subsidiaries (other than SGI). The 2019 Notes are structurally subordinated to all of the liabilities of our non-guarantor subsidiaries.
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

(13) Long-Term and Other Debt (Continued)
encumbrances on assets. The 2019 Notes Indenture contains events of default customary for agreements of its type (with customary grace periods, as applicable).
2020 Notes
On August 20, 2012, SGI, issued the 2020 Notes at a price of 100% of the principal amount thereof in a private offering to qualified institutional buyers in accordance with Rule 144A under the Securities Act of 1933, as amended (the “Securities Act”), and to persons outside the United States under Regulation S under the Securities Act. The 2020 Notes were issued pursuant to an indenture dated as of August 20, 2012 (the “2020 Notes Indenture”). In February 2013, SGI completed an exchange offer in which all of the unregistered 2020 Notes were exchanged for a like amount of 2020 Notes that have been registered under the Securities Act.

The 2020 Notes bear interest at the rate of 6.250% per annum, which accrues from August 20, 2012 and is payable semiannually in arrears on March 1 and September 1 of each year, commencing on March 1, 2013. The 2020 Notes mature on September 1, 2020, unless earlier redeemed or repurchased, and are subject to the terms and conditions set forth in the 2020 Notes Indenture. In connection with the issuance of the 2020 Notes, the Company capitalized financing costs of $6,200.

SGI may redeem some or all of the 2020 Notes at any time prior to September 1, 2015 at a price equal to 100% of the principal amount of the 2020 Notes plus accrued and unpaid interest, if any, to the date of redemption plus a ''make-whole'' premium. SGI may redeem some or all of the 2020 Notes at any time on or after September 1, 2015 at the prices specified in the 2020 Notes Indenture. In addition, at any time prior to September 1, 2015, SGI may redeem up to 35% of the initially outstanding aggregate principal amount of the 2020 Notes at a redemption price of 106.250% of the principal amount thereof, plus accrued and unpaid interest, if any, to the date of redemption, with the net cash proceeds contributed to the capital of SGI from one or more equity offerings of the Company.

Additionally, if a holder of the 2020 Notes is required to be licensed, qualified or found suitable under any applicable gaming laws or regulations and that holder does not become so licensed or qualified or is not found to be suitable, then SGI will have the right to, subject to certain notice provisions set forth in the 2020 Notes Indenture, (1) require that holder to dispose of all or a portion of those 2020 Notes or (2) redeem the 2020 Notes of that holder at a redemption price calculated as set forth in the 2020 Notes Indenture.

Upon the occurrence of a change of control (as defined in the 2020 Notes Indenture), SGI must make an offer to purchase the 2020 Notes at a purchase price equal to 101% of the principal amount thereof, plus accrued and unpaid interest, if any, to the date of repurchase. In addition, following an asset sale (as defined in the 2020 Notes Indenture) and subject to the limitations contained in the 2020 Notes Indenture, SGI must make an offer to purchase certain amounts of the 2020 Notes using the net cash proceeds from such asset sale to the extent such proceeds are not applied as set forth in the 2020 Notes Indenture, at a purchase price equal to 100% of the principal amount of the 2020 Notes to be repurchased, plus accrued interest to the date of repurchase.

The 2020 Notes are unsecured senior subordinated obligations of SGI and are subordinated to all of SGI's existing and future senior debt, rank equally with all of SGI's existing and future senior subordinated debt and rank senior to all of SGI's future debt that is expressly subordinated to the 2020 Notes. The 2020 Notes are guaranteed on an unsecured senior subordinated basis by the Company and all of its 100%-owned U.S. subsidiaries (other than SGI). The 2020 Notes are structurally subordinated to all of the liabilities of our non-guarantor subsidiaries.

The 2020 Notes Indenture contains certain covenants that, among other things, limit the Company's ability, and the ability of certain of its subsidiaries, including SGI, to incur additional indebtedness, pay dividends or make distributions or certain other restricted payments, purchase or redeem capital stock, make investments or extend credit, engage in certain transactions with affiliates, engage in sale-leaseback transactions, consummate certain assets sales, effect a consolidation or

SCIENTIFIC GAMES CORPORATION AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)
(in thousands, except per share amounts)

(13) Long-Term and Other Debt (Continued)
merger, or sell, transfer, lease or otherwise dispose of all or substantially all assets, or create certain liens and other encumbrances on assets. The 2020 Notes Indenture contains events of default customary for agreements of its type (with customary grace periods, as applicable).

2016 Notes

On September 19, 2012, SGI redeemed all outstanding 2016 Notes at a redemption price equal to 103.938% of the aggregate principal amount thereof, plus accrued and unpaid interest up to, but not including, the redemption date. Holders of the 2016 Notes received payment in full consisting of principal in the amount of $200,000, redemption premium of $7,876 and accrued interest of $4,113. In connection with the redemption, the Company recorded a loss on early extinguishment of debt of approximately $15,464 comprised primarily of the redemption premium and the write-off of previously deferred financing costs.
Other Debt
In the first quarter of 2012, we repaid RMB 12,500 in principal amount of a China loan and the outstanding letter of credit in support of this debt was reduced by $1,000. In the second quarter of 2012, we repaid the remaining RMB 166,000 in principal amount of this China loan and the outstanding letter of credit of $28,200 in support of this debt was returned.
In May 2012, we entered into a new RMB 60,000 lending facility with a Chinese bank under which we have borrowed RMB 28,023 as of December 31, 2012. The facility requires graduated semi-annual principal payments through November 2014. We made RMB 426 of principal payments under this loan in the fourth quarter of 2012. In June 2012, we entered into a one-year RMB 50,000 term loan with another Chinese bank. A letter of credit in the amount of $6,500 was issued to support this term loan.
Commitment Letter
In connection with the pending merger with WMS Industries Inc., a Delaware corporation (“WMS”), the Company and SGI entered into a commitment letter pursuant to which the lenders party thereto have agreed to provide the financing necessary to fund the consideration to be paid pursuant to the terms of the merger agreement. For further details regarding the commitment letter and the debt financing contemplated thereby, see Note 23 (Subsequent Events).
(14) Fair Value Measurements
Fair value is defined as the exchange price that would be received for an asset or paid to transfer a liability (an exit price) in the principal or most advantageous market for the asset and liability in an orderly transaction between market participants at the measurement date. The Company estimates fair value of its assets and liabilities utilizing an established three-level hierarchy. The hierarchy is based upon the transparency of inputs to the valuation of an asset or liability as of the measurement date as follows:
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

(14) Fair Value Measurements (Continued)

Level 3.    Unobservable inputs to the valuation methodology that are significant to the measurement of the fair value of assets or liabilities. Level 3 inputs also include non-binding market consensus prices or non-binding broker quotes that we were unable to corroborate with observable market data.
Assets and Liabilities Measured at Fair Value on a Recurring Basis
The fair value of our financial assets and liabilities is determined by reference to market data and other valuation techniques as appropriate. We believe the fair value of our financial instruments, which are principally cash and cash equivalents, accounts receivable, other current assets, accounts payable and accrued liabilities, approximates their recorded values.
Interest rate swap
Effective October 17, 2008, SGI entered into a three-year interest rate swap agreement (the "2008 Hedge") with JPMorgan, which expired on October 17, 2011. Under the 2008 Hedge, which was designated as a cash flow hedge, SGI paid interest on a notional amount of debt at a fixed rate of and received interest on a notional amount of debt at the then prevailing three-month LIBOR rate. The objective of the 2008 Hedge was to eliminate the variability of cash flows attributable to the LIBOR component of interest expense paid on our variable-rate debt.
We believe we matched the critical terms of the hedged variable-rate debt with the 2008 Hedge and believe the 2008 Hedge was highly effective in offsetting changes in the expected cash flows due to fluctuation in the three-month LIBOR-based rate over the term of the forecasted interest payments related to the notional amount of variable-rate debt. The effectiveness of the 2008 Hedge was measured quarterly on a retrospective basis using the cumulative dollar-offset approach in which the cumulative changes in the cash flows of the actual swap were compared to the cumulative changes in the cash flows of the hypothetical swap. As the 2008 Hedge was determined to be effective, it was recorded in other comprehensive income (loss). There was no ineffective portion of the 2008 Hedge recorded in the Consolidated Statements of Operations and Comprehensive Income.
Foreign currency forward contracts
During the year ended December 31, 2012, we entered into foreign currency forward contracts for the sale of Euros for U.S. dollars to hedge a portion of the net investment in one of our subsidiaries that is denominated in Euros. Some of these foreign currency forward contracts settled in 2012. As of December 31, 2012, we had foreign currency forward contracts with an aggregate notional amount of €20,000 and a weighted-average exchange rate of approximately 1.2690 that are scheduled to settle in May 2013. We did not have any derivative instruments as of December 31, 2011.
We have designated the forward contracts as qualified hedges in accordance with Accounting Standards Codification (“ASC”) 815, Derivatives and Hedging. Gains and losses from the foreign currency forward contracts are recorded in accumulated other comprehensive (loss) income until the investment is liquidated. During the year ended December 31, 2012, we recorded a gain, net of tax, associated with the forward contracts of approximately $904 in other comprehensive (loss) income on our Consolidated Statements of Operations and Comprehensive Income. The following table provides further information relating to the Company's foreign currency forward contracts at December 31, 2012.

	Location on Balance Sheet	Notional Amount	Weighted average exchange rate	Fair Value Asset (Liability)	Valuation Technique

Foreign currency forward contracts	Accrued Liabilities	$20,000	1.2690	(1,013)	Quoted prices in active markets for identical assets or liabilities

SCIENTIFIC GAMES CORPORATION AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)
(in thousands, except per share amounts)

(14) Fair Value Measurements (Continued)

In accordance with ASC 323, Investments - Equity Method and Joint Ventures, we record our share of a derivative instrument held by LNS in which we have a 20% equity investment. Changes in the fair value of the derivative instrument are recorded by LNS within other comprehensive income on LNS' statement of comprehensive income. During the year ended December 31, 2012, we recorded a loss, net of tax, associated with our share of this derivative instrument of $518 in other comprehensive (loss) income on our Consolidated Statements of Operations and Comprehensive Income and in equity investments on our Consolidated Balance Sheet.

Debt
We believe that the fair value of our fixed interest rate debt approximated $986,763 and $855,178 as of December 31, 2012 and 2011, respectively, based on quoted market prices for our securities.
Assets and Liabilities Measured at Fair Value on a Non-recurring Basis
In accordance with ASC 360, Property, Plant, and Equipment, machinery, equipment and deferred installation costs with a carrying amount of $25,900 were written down to a fair value of $20,100, resulting in an impairment charge of $5,800, which is included in depreciation and amortization expense in our Consolidated Statements of Operations and Comprehensive Income for the year ended December 31, 2012.
The following are the classes of assets and liabilities measured at fair value on a non-recurring basis at December 31, 2012:

	Level 1	Level 2	Level 3	Total at December 31, 2012	Total Loss	Valuation Technique	Weighted-Average Discount Rate

Property and Equipment	$—	$—	$20,100	$20,100	$(5,800)	Discounted Cash Flow	9%
Recoverability of assets to be held and used is measured by a comparison of the carrying amount of the asset to the expected net future undiscounted cash flows to be generated by that asset. The amount of impairment of other long-lived assets is measured by the amount by which the carrying value of the asset exceeds the fair market value of the asset, which is determined using a discounted cash flow valuation. Assumptions used in our discounted cash flow valuation include weighted-average cost of capital, long-term projected operating cash flows and long-term projected capital expenses.
There were no other assets or liabilities that were measured at fair value on a non-recurring basis as of December 31, 2012.
(15) Stockholders' Equity
Preferred Stock
As of December 31, 2012, we had a total of 2,000 shares of preferred stock, $1.00 par value per share, authorized for issuance, including 229 authorized shares of Series A convertible preferred stock and 1 authorized share of Series B preferred stock. No shares of preferred stock are currently outstanding.
Common Stock
We have two classes of common stock, consisting of Class A common stock and Class B non-voting common stock. All shares of Class A common stock and Class B common stock entitle holders to the same rights and privileges except that the Class B common stock is non-voting. Each share of Class B common stock is convertible into one share of Class A common stock. As of December 31, 2012 and 2011, there were 700 shares of Class B common stock authorized and none outstanding.

SCIENTIFIC GAMES CORPORATION AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)
(in thousands, except per share amounts)

(15) Stockholders' Equity (Continued)

The following sets forth the change in the number of shares of Class A common stock outstanding during the fiscal years ended December 31, 2012 and 2011:

	December 31,
	2012	2011
Shares outstanding as of beginning of period	92,433	91,725
Shares issued as part of equity-based compensation plans and the ESPP, net of shares surrendered	1,119	708
Shares repurchased into treasury stock	(9,157)	—
Shares outstanding as of end of period	84,395	92,433
Warrants
On December 15, 2006, we entered into a licensing agreement with Hasbro, Inc. for the use of certain Hasbro brands in multiple lottery platforms. Under the terms of the agreement, in February 2007, we issued to Hasbro warrants to purchase 40 shares of our Class A common stock at a purchase price of $32.98 per share. The warrants expired on February 28, 2012. The fair value of the warrants on the date of grant was $480.
Treasury Stock
On December 6, 2012, our Board of Directors approved an extension of our existing stock repurchase program to December 31, 2013. The program, originally announced in May 2010, was due to expire on December 31, 2012. Under the program, we are authorized to repurchase, from time to time through open market purchases or otherwise, shares of our outstanding common stock in an aggregate amount up to $200,000. During fiscal year 2012, we repurchased 9,157 shares at an aggregate cost of approximately $68,500. As of December 31, 2012, we had approximately $105,240 available for potential repurchases under the program. Purchases in 2012 were funded by cash flows from operations, borrowings, or a combination thereof.
There were no shares purchased as part of the publicly announced repurchase program for the year ended December 31, 2011. As of December 31, 2011, we had approximately $173,697 remaining for purchases under the program.
(16) Stock-Based and Other Incentive Compensation
We offer stock-based compensation through the use of stock options and restricted stock units ("RSUs"). We also offer an Employee Stock Purchase Plan ("ESPP").
We grant stock options to employees and directors under our equity-based compensation plans with exercise prices that are not less than the fair market value of our common stock on the date of grant. The terms of the stock option and RSU awards, including the vesting schedule of such awards, are determined at our discretion subject to the terms of the applicable equity-based compensation plan. Options granted over the last several years have generally been exercisable in four or five equal installments beginning on the first anniversary of the date of grant with a maximum term of ten years. RSUs typically vest in four or five equal installments beginning on the first anniversary of the date of grant or when certain performance targets are determined to have been met. There are 13,500 shares of common stock authorized for awards under our 2003 Incentive Compensation Plan (the "Plan") plus available shares from a pre-existing equity-based compensation plan, which plans were approved by our stockholders. We also have outstanding stock options granted as part of inducement stock option awards that were not approved by stockholders as permitted by applicable stock exchange rules. We record compensation cost for all stock options and RSUs based on the fair value at the grant date.
Our ESPP allows for a total of up to 1,000 shares of Class A common stock to be purchased by eligible employees under offerings made each January 1 and July 1. Employees participate through payroll deductions up to a maximum of 15% of

SCIENTIFIC GAMES CORPORATION AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)
(in thousands, except per share amounts)

(16) Stock-Based and Other Incentive Compensation (Continued)

eligible compensation. The term of each offering period is six months and shares are purchased on the last day of the offering period at a discount to the stock's market value. Under an amendment to the ESPP adopted in 2006, the purchase price for offering periods beginning in 2007 represents a 15% discount on the closing price of the stock on the last day of the offering period (rather than a 15% discount on the lower of (a) the closing price of the stock on the first day of the offering period and (b) the closing price of the stock on the last day of the offering period). For offering periods held in 2012, 2011 and 2010, we issued a total of 85, 72 and 81 shares, respectively, of common stock at an average price of $7.32, $8.50 and $8.25 per share, respectively. As of December 31, 2012, we had approximately 357 shares of the 1,000 authorized shares of common stock available to be granted under the ESPP.
The Company may grant certain awards the vesting of which is contingent upon the Company achieving certain performance targets. Upon determining that the performance target is probable, the fair value of the award is recognized over the service period, subject to potential adjustment.
In connection with A. Lorne Weil becoming our Chief Executive Officer in 2010, the Company awarded to Mr. Weil performance-conditioned awards consisting of 1,000 stock options with an exercise price of $8.06 per share (representing the market value of our common stock on the date of grant) and 1,000 RSUs, which awards have a five-year vesting schedule, with 20% of such options and RSUs scheduled to vest each year if specified performance targets are met (subject to certain "carryover" vesting provisions as described in the employment agreement amendment) (such performance-conditioned stock options and RSUs, the "performance-conditioned equity awards"). Delivery of shares in respect of any vested performance-vesting RSUs will occur on March 15, 2016. The performance-conditioned stock options will expire, and the performance-conditioned RSUs will be forfeited, on March 15, 2016 to the extent that such awards remain unvested on such date. Any performance-conditioned stock options that have vested by March 15, 2016 will expire ten years from the date of grant.
On February 22, 2012, the Company granted approximately 494 RSUs to certain executives, which awards have a four-year vesting schedule, with 25% scheduled to vest each year if specified performance targets are met subject to certain "carryover" vesting provisions. The specified performance targets and the carryover vesting provisions are substantially identical to those applicable to Mr. Weil's performance-conditioned equity awards. The performance-conditioned RSUs will be forfeited on March 15, 2016 to the extent that such awards remain unvested on such date.
We had approximately 814 shares available for grants of equity awards under our equity-based compensation plans (excluding 357 shares available under our ESPP) as of December 31, 2012. Under the share counting rules of the equity compensation plans, awards may be outstanding relating to a greater number of shares than the aggregate remaining available under our plans so long as awards will not result in delivery and vesting of shares in excess of the number then available under the plans.  Shares available for future issuance do not include shares expected to be withheld in connection with outstanding awards to satisfy tax withholding obligations, which may be deemed to be available for awards under the plans as permitted under the applicable share counting rules of the plans.
Stock Options
A summary of the changes in stock options outstanding under our equity-based compensation plans during 2012 is presented below:

SCIENTIFIC GAMES CORPORATION AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)
(in thousands, except per share amounts)

(16) Stock-Based and Other Incentive Compensation (Continued)

	Number of Options	Weighted Average Remaining Contract Term (Years)	Weighted Average Exercise Price	Aggregate Intrinsic Value
Options outstanding as of December 31, 2011	3,868	8.3	$9.67	$3,876
Granted	30		$8.86	—
Exercised	(302)		$6.76	$479
Cancelled	(135)		$24.33	—
Options outstanding as of December 31, 2012	3,461	7.8	$9.34	$659
Options exercisable as of December 31, 2012	964	7.4	$10.65	$9
Options expected to vest after December 31, 2012	2,495	8.0	$8.83	$650
The weighted-average grant date fair value of options granted during 2012, 2011 and 2010 was $4.65, $4.10 and $3.63, respectively. The aggregate intrinsic value of the options exercised during the years ended December 31, 2011 and 2010 was approximately $344 and $1,276, respectively.
The fair value of each option grant is estimated on the date of grant using the Black-Scholes option pricing model. The weighted-average assumptions used in the model are outlined in the following table:

	2012	2011	2010
Assumptions:
Expected volatility	56%	52%	51%
Risk-free interest rate	1.3%	1.9%	2.6%
Dividend yield	—	—	—
Expected life (in years)	6	6	6
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
For the years ended December 31, 2012, 2011 and 2010, we recognized stock-based compensation expense of approximately $4,300, $6,300 and $7,300, respectively, and the related tax benefit of approximately $1,700, $2,400 and $2,700, respectively, related to the vesting of stock options. At December 31, 2012, we had approximately $7,500 of unrecognized stock-based compensation expense relating to unvested stock options that will be amortized over a weighted-average period of approximately two years. During the year ended December 31, 2012, we received approximately $1,300 in cash from the exercise of stock options. The actual tax benefit realized for the tax deductions from the exercise of stock options totaled approximately $179 for the year ended December 31, 2012.
Restricted Stock Units
A summary of the changes in RSUs outstanding under our equity-based compensation plans during 2012 is presented below:

SCIENTIFIC GAMES CORPORATION AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)
(in thousands, except per share amounts)

(16) Stock-Based and Other Incentive Compensation (Continued)

	Number of Restricted Stock Units	Weighted Average Grant Date Fair Value
Unvested RSUs as of December 31, 2011	4,771	$10.49
Granted	1,697	$12.23
Vested	(1,538)	$11.24
Cancelled	(115)	$12.10
Unvested RSUs as of December 31, 2012	4,815	$10.53
The weighted-average grant date fair value of RSUs granted during 2011 and 2010 was $8.52 and $12.74, respectively. The fair value of each RSU grant is based on the market value of our common stock at the time of grant. During the years ended December 31, 2012, 2011 and 2010, we recognized stock-based compensation expense of approximately $19,700, $15,200 and $15,400, respectively, and the related tax benefits of approximately $7,400, $5,700 and $5,800, respectively, related to the vesting of RSUs. At December 31, 2012, we had approximately $37,200 of unrecognized stock-based compensation relating to unvested RSUs that will be amortized over a weighted-average period of approximately two years. The fair value at vesting date of RSUs vested during the years ended December 31, 2012, 2011 and 2010 was approximately $14,300, $8,600 and $7,000, respectively.
Other Incentive Compensation

In December 2010, the Company adopted a performance-based incentive compensation plan relating to our Asia-Pacific business (the "Asia-Pacific Plan"). The purpose of the Asia-Pacific Plan is to provide an equitable and competitive compensation opportunity to certain key employees and consultants of the Company who are involved in the Company's operations in China (and potentially other jurisdictions in the Asia-Pacific region) (the "Asia-Pacific Business") and to promote the creation of long-term value for our stockholders by directly linking Asia-Pacific Plan participants' compensation under the plan to the appreciation in value of such business. Each participant will be eligible to receive a cash payment following the end of 2014 equal to a pre-determined share of an Asia-Pacific Business incentive compensation pool. The incentive compensation pool will equal a certain percentage of the growth in the value of the Asia-Pacific Business over four years, calculated in the manner provided under the Asia-Pacific Plan and subject to a cap of (1) $35,000, in the event an Asia-Pacific Business liquidity event does not occur by December 31, 2014 or (2) $50,000, in the event an Asia-Pacific Business liquidity event occurs by December 31, 2014. An "Asia-Pacific Business liquidity event" means an initial public offering of at least 20% of the Asia-Pacific Business or a strategic investment by a third-party to acquire at least 20% of the Asia-Pacific Business, in each case, that is approved by the Company. Our accrual recorded in other long-term liabilities related to the Asia-Pacific Plan was $1,900 and $4,300 as of December 31, 2012 and 2011, respectively.

SCIENTIFIC GAMES CORPORATION AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)
(in thousands, except per share amounts)

(17) Pension and Other Post-Retirement Plans

We have defined benefit pension plans for our U.K.-based union employees (the "U.K. Plan") and certain Canadian-based employees (the "Canadian Plan"). Retirement benefits under the U.K. Plan are generally based on an employee's average compensation over the two years preceding retirement. Retirement benefits under the Canadian Plan are generally based on the number of years of credited service. Our policy is to fund the minimum contribution permissible by the applicable authorities. We estimate that approximately $3,892 will be contributed to the pension plans in fiscal year 2013.
Our pension benefit costs are calculated using various actuarial assumptions and methodologies. These assumptions include discount rates, inflation, compensation increase rates, expected returns on plan assets, mortality rates and other factors. The assumptions utilized in recording the obligations under our plans represent our best estimates, and we believe that they are reasonable, based on information as to historical experience and performance as well as other factors that might cause future expectations to differ from past trends. Differences in actual experience or changes in assumptions may affect our pension obligations and future expense. The primary factors contributing to actuarial gains and losses each year are (1) changes in the discount rate used to value pension benefit obligations as of the measurement date and (2) differences between the expected and the actual return on plan assets.
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

SCIENTIFIC GAMES CORPORATION AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)
(in thousands, except per share amounts)

(17) Pension and Other Post-Retirement Plans (Continued)

	December 31,
	2012	2011
Change in benefit obligation:
Benefit obligation at beginning of year	$91,270	$88,873
Service cost	2,128	2,097
Interest cost	4,719	4,576
Prior Service Cost	(2,518)	—
Participant contributions	1,192	1,079
Curtailments	—	—
Actuarial (gain) loss	8,082	794
Benefits paid	(2,536)	(2,440)
Settlement payments	—	(3,101)
Other, principally foreign exchange	3,516	(608)
Benefit obligation at end of year	105,853	91,270
Change in plan assets:
Fair value of plan assets at beginning of year	73,196	73,200
Business sale	—	—
Actual gain (loss) on plan assets	9,765	(876)
Employer contributions	3,620	2,859
Participant contributions	1,192	1,079
Benefits paid	(2,536)	(2,440)
Settlement payments	—	—
Other, principally foreign exchange	2,803	(626)
Fair value of assets at end of year	88,040	73,196
Amounts recognized in the consolidated balance sheets:
Funded status (current)	—	—
Funded status (non-current)	(17,813)	(18,074)
Accumulated other comprehensive income (pre-tax):
Unrecognized actuarial loss	19,905	16,537
Unrecognized prior service cost	(3,444)	(1,088)
Net amount recognized	$(1,352)	$(2,625)

SCIENTIFIC GAMES CORPORATION AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)
(in thousands, except per share amounts)

(17) Pension and Other Post-Retirement Plans (Continued)
The following are the components of our net periodic pension cost:

	December 31,
	2012	2011	2010
Components of net periodic pension benefit cost:
Service cost	$2,128	$2,097	$1,750
Interest cost	4,719	4,576	4,799
Expected return on plan assets	(5,176)	(5,170)	(4,767)
Amortization of actuarial gains/losses	788	382	503
Curtailments	—	—	1,692
Amortization of unrecognized prior service cost	(211)	(79)	(51)
Net periodic cost	$2,248	$1,806	$3,926
The accumulated benefit obligation for all defined benefit pension plans was $102,066 and $83,874 as of December 31, 2012 and 2011, respectively. The underfunded status of our defined benefit pension plans recorded as a liability in our Consolidated Balance Sheets as of December 31, 2012 and 2011 was approximately $17,813 and $18,074, respectively.
The amounts included in accumulated other comprehensive income as of December 31, 2012 expected to be recognized as components of net periodic pension cost during the fiscal year ending December 31, 2013 are as follows:

Net (gain) or loss	$(260)
Net prior service cost	1,044
Net amount expected to be recognized	$784
The U.K. Plan
In the third quarter of 2012, we remeasured the U.K. Plan valuation as a result of a plan amendment, which resulted in a decrease to our pension benefit obligation of $5,825. As a result of the amendment, the U.K. Plan is closed to new participants and pensionable earnings used to calculate retirement benefits are limited to a 2% annual increase while the plan is less than 100% funded.
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

SCIENTIFIC GAMES CORPORATION AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)
(in thousands, except per share amounts)

(17) Pension and Other Post-Retirement Plans (Continued)

The fair value of our U.K. Plan assets at December 31, 2012 by asset category is as follows:

Asset Category	Market Value at 12/31/2012	Quoted Prices in Active Markets for Identical Assets (Level 1)	Significant Observable Inputs (Level 2)	Significant Unobservable Inputs (Level 3)
Equity securities in U.K. companies (a)	$10,950	$—	$10,950	$—
Equity securities in non-U.K. companies (a)	7,490	—	7,490	—
Global Return Fund (a)	17,660	—	17,660	—
Corporate bonds (a)	5,215	—	5,215	—
Real estate	10,431	—	—	10,431
Cash (b)	374	374	—	—
Total pension assets	$52,120	$374	$41,315	$10,431
_______________________________________________________________________________

(a)	The assets are invested through managed funds that are valued using inputs derived principally from quoted prices in active markets for the underlying assets in the fund.

(b)	The fair value of cash equals its book value.
The change in fair value of the pension assets valued using significant unobservable inputs (Level 3) was due to the following:

General Account
Beginning balance at December 31, 2011	$9,356
Purchases	192
Unrealized gain on asset still held at December 31, 2012	883

Ending balance at December 31, 2012	$10,431

SCIENTIFIC GAMES CORPORATION AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)
(in thousands, except per share amounts)

(17) Pension and Other Post-Retirement Plans (Continued)

The fair value of our U.K. Plan assets at December 31, 2011 by asset category is as follows:

Asset Category	Market Value at 12/31/2011	Quoted Prices in Active Markets for Identical Assets (Level 1)	Significant Observable Inputs (Level 2)	Significant Unobservable Inputs (Level 3)
Equity securities in U.K. companies (a)	$7,056	$—	$7,056	$—
Equity securities in non-U.K. companies (a)	6,326	—	6,326	—
Global Return Fund (a)	15,386	—	15,386	—
Corporate bonds (a)	4,243	—	4,243	—
Real estate	9,356	—	—	9,356
Cash (b)	171	171	—	—
Total pension assets	$42,538	$171	$33,011	$9,356
_______________________________________________________________________________

(a)	The assets are invested through managed funds that are valued using inputs derived principally from quoted prices in active markets for the underlying assets in the fund.

(b)	The fair value of cash equals its book value.

The change in fair value of the pension assets valued using significant unobservable inputs (Level 3) was due to the following:

General Account
Beginning balance at December 31, 2010	2,416
Purchases	6,616
Unrealized gain on asset still held at December 31, 2011	324

Ending balance at December 31, 2011	9,356
The Canadian Plan
The Canadian Plan investment policy is to maximize long-term financial return commensurate with security and minimizing risk. This is achieved by holding a portfolio of marketable investments that avoids over-concentration of investment and spreads assets both over industry and geography. In setting investment strategy, the Company considered the lowest risk strategy that it could adopt in relation to the Canadian Plan's liabilities and designed the asset allocation to achieve a higher return while maintaining a cautious approach to meeting the plan's liabilities. The Company considered a full range of asset classes, the risks and rewards of a range of alternative asset allocation strategies, the suitability of each asset class and the need for appropriate diversification. The current strategy is to hold approximately 20% in Canadian equities, approximately 40% in non-Canadian equities and approximately 40% in bonds.

SCIENTIFIC GAMES CORPORATION AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)
(in thousands, except per share amounts)

(17) Pension and Other Post-Retirement Plans (Continued)

The fair value of our Canadian Plan assets at December 31, 2012 by asset category is as follows:

Asset Category	Market Value at 12/31/2012	Quoted Prices in Active Markets for Identical Assets (Level 1)	Significant Observable Inputs (Level 2)	Significant Unobservable Inputs (Level 3)
Equity securities in Canadian companies (a)	$6,908	$6,908	$—	$—
Equity securities in non-Canadian companies (a)	15,348	15,348	—	—
Government bonds	5,690	—	5,690	—
Corporate bonds	6,778	—	6,778	—
Corporate bonds in non-Canadian companies	118	—	118	—
Other short-term investment (b)	839	839	—	—
Cash and cash equivalents (c)	240	240	—	—
Total pension assets	$35,921	$23,335	$12,586	$—
_______________________________________________________________________________

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

SCIENTIFIC GAMES CORPORATION AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)
(in thousands, except per share amounts)

(17) Pension and Other Post-Retirement Plans (Continued)

The fair value of our Canadian Plan assets at December 31, 2011 by asset category is as follows:

Asset Category	Market Value at 12/31/2011	Quoted Prices in Active Markets for Identical Assets (Level 1)	Significant Observable Inputs (Level 2)	Significant Unobservable Inputs (Level 3)
Equity securities in Canadian companies (a)	$9,759	$9,049	$710	$—
Equity securities in non-Canadian companies (a)	9,169	4,773	4,396	—
Government bonds	4,629	4,629	—	—
Corporate bonds	6,470	6,470	—	—
Corporate bonds in non-Canadian companies	—	—	—	—
Other short-term investment (b)	377	—	377	—
Cash and cash equivalents (c)	254	254	—	—
Total pension assets	$30,658	$25,175	$5,483	$—
_______________________________________________________________________________

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
The table below provides the weighted-average actuarial assumptions used to determine the benefit obligation and net periodic benefit cost for the U.K. Plan and the Canadian Plan.

	U.K. Plan			Canadian Plan
	2012	2011	2010	2012	2011	2010
Discount rates:
Benefit obligation	4.50%	4.80%	5.40%	4.50%	5.30%	5.50%
Net periodic pension cost	4.80%	5.40%	5.80%	5.30%	5.50%	6.40%
Rate of compensation increase	2.00%	3.50%	4.00%	3.25%	3.25%	3.25%
Expected return on assets	6.80%	7.50%	7.80%	6.50%	7.00%	7.00%
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

(17) Pension and Other Post-Retirement Plans (Continued)

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
The following benefit payments, which reflect expected future service, as appropriate, are expected to be paid:

Year	U.K. Plan	Canadian Plan
2013	$894	$1,507
2014	$910	$1,537
2015	$926	$1,637
2016	$942	$1,707
2017	$959	$1,853
2018 - 2022	$5,085	$12,210
U.S. Plan
We have a 401(k) plan for U.S.-based employees. Those employees who participate in our 401(k) plan are eligible to receive matching contributions from us for the first 6% of participant contributions. Effective January 1, 2010, we increased the matching contributions to 37.5 cents on the dollar for the first 6% of contributions for a match of up to 2.25% of eligible compensation. Contribution expense for the years ended December 31, 2012, 2011 and 2010 amounted to approximately $1,700, $1,412 and $1,718, respectively.

SCIENTIFIC GAMES CORPORATION AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)
(in thousands, except per share amounts)

(18) Accumulated Other Comprehensive (Loss) Income

The accumulated balances for each classification of comprehensive (loss) income are as follows:

	Foreign Currency Items	Unrealized Gains (Losses) on Securities	Derivative Financial Instruments (1)	Unrecognized pension benefit costs, net of taxes (2)	Accumulated Other Comprehensive (Loss) Income
Balance at January 1, 2010	$7,492	73	(2,415)	(7,734)	(2,584)
Change during period	(16,325)	—	935	57	(15,333)
Reclassified into operations	—	—	—	390	390
Balance at December 31, 2010	$(8,833)	73	(1,480)	(7,287)	(17,527)
Change during period	(11,860)	(73)	1,480	(4,998)	(15,451)
Change in LNS derivative financial instrument	—	—	382	—	382
Reclassified into operations	—	—	—	(221)	(221)
Balance at December 31, 2011	$(20,693)	—	382	(12,506)	(32,817)
Change during period	30,563	—	904	(798)	30,669
Change in LNS derivative financial instrument	—	—	(518)	—	(518)
Reclassified into operations	—	—	—	(311)	(311)
Balance at December 31, 2012	$9,870	—	768	(13,615)	(2,977)
_______________________________________________________________________________

(1)
The change during the period is net of income taxes of approximately $470, $(1,008) and $(623) in 2012, 2011 and 2010, respectively. We have recorded $(518) representing our share of the derivative instrument held by LNS.

(2)	The change during the period is net of income taxes of approximately $298, $(1,584) and $306 in 2012, 2011 and 2010 respectively.

(19) Income Tax Expense
The components of income (loss) before income taxes are as follows:

	Years Ended December 31,
	2012	2011	2010
United States	$(98,335)	$(86,085)	$(84,751)
Foreign	50,329	89,498	79,438
Income (loss) before income tax expense	$(48,006)	$3,413	$(5,313)

SCIENTIFIC GAMES CORPORATION AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)
(in thousands, except per share amounts)

(19) Income Tax Expense (Continued)

The components of the provision for income taxes are as follows:

	Years Ended December 31,
	2012	2011	2010
Current
U.S. Federal	$(133)	$440	$7,565
U.S. State	(90)	215	25
Foreign	9,969	13,504	6,210
Total	9,746	14,159	13,800
Deferred
U.S. Federal	3,154	2,000	100,982
U.S. State	687	87	16,882
Foreign	1,034	(263)	12,224
Total	4,875	1,824	130,088
Total income tax expense	$14,621	$15,983	$143,888

The reconciliation of the U.S. federal statutory tax rate to the actual tax rate is as follows:

	Years Ended December 31,
	2012	2011	2010
Statutory U.S. federal income tax rate	35.0%	35.0%	35.0%
U.S. state income taxes, net of federal benefit	7.0%	(132.2)%	141.9%
Federal benefit of R&D and AMT credits, net	4.8%	(2.5)%	9.5%
Foreign earnings at lower rates than U.S. federal rate	13.8%	(530.2)%	170.9%
Federal (benefit) expense of U.S. permanent differences	(56.1)%	246.9%	(251.9)%
Federal valuation allowance adjustments	(35.1)%	853.3%	(2,816.1)%
Other	0.1%	(1.6)%	1.8%
Effective income tax rate	(30.5)%	468.7%	(2,708.9)%
The effective tax rate in 2012 is (30.5%) compared to 468.7% in 2011. The income tax expense in 2012 is primarily attributable to income tax expense in our international jurisdictions. The effective tax rate for 2012 does not include the benefit of the current year U.S. tax loss as a result of the valuation allowance against our U.S. deferred tax assets.
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

SCIENTIFIC GAMES CORPORATION AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)
(in thousands, except per share amounts)

(19) Income Tax Expense (Continued)

	December 31,
	2012	2011
Deferred tax assets:
Inventory valuation	$11,426	$9,844
Reserves and other accrued expenses	3,683	6,215
Compensation not currently deductible	7,139	9,168
Employee pension benefit included in other comprehensive (loss) income	5,348	3,097
Unrealized losses and income from derivative financial instruments included in other comprehensive (loss) income	470	—
Share based compensation	10,144	26,326
Net operating loss carry forwards	166,673	136,018
Tax credit carry forwards	32,750	41,881
Differences in financial reporting and tax basis for:
Property and Equipment	17,115	14,649
Valuation allowance	(241,156)	(236,296)
Realizable deferred tax assets	13,592	10,902
Deferred tax liabilities:
Deferred costs and prepaid expenses	(2,781)	(2,795)
Unrealized losses and income from derivative financial instruments included in other comprehensive (loss) income	—	(44)
Differences in financial reporting and tax basis for:
Identifiable intangible assets	(61,092)	(51,628)
Total deferred tax liabilities	(63,873)	(54,467)
Net deferred tax liabilities on balance sheet	(50,281)	(43,565)
Reported As:
Current deferred tax assets	6,800	3,606
Non-current deferred tax assets	6,281	12,709
Current deferred tax liabilities	(1,097)	(3,616)
Non-current deferred tax liabilities	(62,265)	(56,264)
Net deferred tax liabilities on the balance sheet	$(50,281)	$(43,565)
In accordance with ASC 740, Income Taxes, the current and non-current components of our deferred tax balances are generally based on the balance sheet classification of the asset or liability creating the temporary difference. If the deferred tax asset or liability is not related to a component of our balance sheet, such as our net operating loss carry forwards, the classification is presented based on the expected reversal date of the temporary difference. Our valuation allowance has been classified as current or non-current based on the percentage of current and non-current deferred tax assets to total deferred tax assets.
At December 31, 2012, we had net operating loss ("NOL") carry forwards (tax-effected) for federal, state and foreign income tax purposes of $88,899, $25,803 and $51,971, respectively. If not utilized, the federal and state tax loss carry forwards will expire through 2032. Certain of our federal NOL carry forwards are limited due to prior-year changes in ownership. The foreign NOL carry forwards can be carried forward for periods that vary from ten years to indefinitely.

SCIENTIFIC GAMES CORPORATION AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)
(in thousands, except per share amounts)

(19) Income Tax Expense (Continued)

We have foreign tax credit carry forwards of approximately $18,239 which if unutilized will expire through 2018, research and development tax credit carry forwards of $9,550 which if unutilized will expire through 2031, alternative minimum tax credit carry forwards of $2,107 which can be carried forward indefinitely, state tax credits of $2,094 which if unutilized will expire through 2022, and other non-U.S. tax credits of $759 which can be carried forward indefinitely.
At December 31, 2012 and December 31, 2011, we established a valuation allowance of $241,156 and $236,296 against the U.S. and foreign deferred tax assets that, in the judgment of management, are more likely than not to expire before they can be utilized. In assessing the recoverability of our deferred tax assets, we analyzed all evidence, both positive and negative. We considered, among other things, our deferred tax liabilities, our historical earnings and losses, projections of future income, and tax-planning strategies available to us in the relevant jurisdiction.
At December 31, 2012 and December 31, 2011, we established valuation allowances of $144,264 and $146,681, respectively, against the benefit of U.S. federal deferred tax assets and valuation allowances of $33,077 and $29,170, respectively, against the benefit of state deferred tax assets.
At December 31, 2012 and 2011, we established valuation allowances of $18,239 and $30,067, respectively, against the benefit of the deferred tax assets related to the U.S. foreign tax credit carry forwards. The decrease in the foreign tax credit valuation allowance in 2012 is due to the Company's election to amend its 2008 U.S. federal income tax return and deduct foreign taxes previously recorded as credits.
At December 31, 2012 and 2011, we established valuation allowances of $45,576 and $30,378, respectively, against the benefit of the deferred tax assets related to foreign NOL carry forwards to measure them at their expected realizable value.
The net increase in the Company's total U.S. and foreign valuation allowances for 2012 and 2011 was $4,860 and $1,483, respectively.
Deferred taxes have not been provided on the excess of book basis over tax basis in the shares of certain foreign subsidiaries because these basis differences are not expected to reverse in the foreseeable future and are essentially permanent in duration. Our intention is to continue to reinvest the earnings of our foreign subsidiaries indefinitely. The estimated cumulative amount of earnings from foreign subsidiaries that are permanently invested outside of the U.S. is $265,474 as of December 31, 2012.
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
The total amount of unrecognized tax benefits as of December 31, 2012 was approximately $1,781. Of this amount, approximately $1,272, if recognized, would be included in our statement of operations and have an impact on our effective tax rate. The Company does not anticipate a material reduction of its liability for unrecognized tax benefits before December 31, 2013.
We recognize interest accrued for unrecognized tax benefits in interest expense and recognize penalties in income tax expense. During the years ended December 31, 2012, 2011 and 2010, we recognized approximately $44, $67 and $102, respectively, in interest and penalties. We had approximately $396 and $440 for the payment of interest and penalties accrued at December 31, 2012 and 2011, respectively.
We and our subsidiaries file income tax returns in the U.S. federal jurisdiction and various states and foreign jurisdictions. With few exceptions, we are no longer subject to U.S. federal, state and local, or non-U.S. income tax examinations by tax authorities for years before 2009.

SCIENTIFIC GAMES CORPORATION AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)
(in thousands, except per share amounts)

(19) Income Tax Expense (Continued)
The Company had the following activity for unrecognized tax benefits:

	Year Ended December 31,
	2012	2011	2010
Balance at beginning of period	$1,876	$1,760	$6,612
Tax positions related to current year additions	41	162	—
Additions for tax positions of prior years	89	165	211
Tax positions related to prior years reductions	—	—	—
Reductions due to lapse of statute of limitations on tax positions	—	—	(5,020)
Settlements	(225)	(211)	(43)
Balance at end of period	$1,781	$1,876	$1,760
(20) Litigation
Although we are a party to various claims and legal actions arising in the ordinary course of business, we believe, on the basis of information presently available to us, that the ultimate disposition of these matters will not likely have a material adverse effect on our consolidated financial position or results of operations.
From time to time, in the normal course of our operations, we are a party to litigation matters and claims. The results of complex legal proceedings are difficult to predict and our view of these matters may change in the future as the litigation and events related thereto unfold. We expense legal fees as incurred. We record a provision for contingent losses when it is both probable that a liability will be incurred and the amount or range of the loss can be reasonably estimated.
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

(20) Litigation (Continued)

SGI believes it has various defenses on the merits against Ecosalud's claims. Although we believe these claims will not result in a material adverse effect on our consolidated financial position or results of operations, it is not feasible to predict the final outcome, and there can be no assurance that these claims will not ultimately be resolved adversely to us or result in material liability.
On April 16, 2012, certain video lottery terminals operated by SNAI S.p.a. ("SNAI") in Italy and supplied by Barcrest erroneously printed what appeared to be winning jackpot and other tickets. SNAI has stated, and system data confirms, that no jackpots were actually won on that day. The terminals were deactivated pending a review by the Italian regulatory authority of the cause of the incident. We understand that the Italian regulatory authority has decided to revoke the certification of the version of the gaming system that Barcrest provided to SNAI and initiated proceedings to revoke the concession SNAI relies upon to operate video lottery terminals in Italy. From a release issued by SNAI on March 1, 2013, we understand that the Italian regulatory authority has issued a decision in which it fined SNAI €1,500 but did not revoke SNAI's concession.
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
The following complaints challenging the merger have been filed in various jurisdictions: (i) in the Delaware Court of Chancery, Shaev v. WMS Industries Inc., Gamache, et al. (C.A. No. 8279); (ii) in the Circuit Court of Cook County, Illinois, Chancery Division, Gardner v. WMS Industries Inc., Scientific Games Corporation, et al., No. 2013 CH 3540 (Ill. Cir., Cook County); (iii) in the Circuit Court of the Nineteenth Judicial Circuit of Lake County, Illinois, Gil v. WMS Industries Inc., Scientific Games Corp., et al., No. 13 CH 0473 (Ill. Cir., Lake County); (iv) in the Delaware Court of Chancery, Hornsby v. Gamache, et al. (C.A. No. 8295); (v) in the Circuit Court of the Nineteenth Judicial Circuit of Lake County, Illinois, Sklodowski v. WMS Industries, Inc., Scientific Games Corp., et al. (Ill. Cir., Lake County); (vi) in the Delaware Court of Chancery, Barresi v. WMS Industries Inc., Gamache, et al. (C.A. No. 8326); and (vii) in the Circuit Court of Cook County, Illinois, Chancery Division, Plumbers & Pipefitters Local 152 Pension Fund and UA Local 152 Retirement Annuity Fund v. WMS Industries Inc., Gamache, et al. (Ill. Cir., Cook County). Each of the actions is a putative class action filed on behalf of the public stockholders of WMS and names as defendants WMS, its directors and Scientific Games Corporation. The Shaev, Hornsby, Barresi and Plumbers & Pipefitters actions also name SGI and our subsidiary, SG California Merger Sub, Inc., as defendants. The complaints generally allege that the WMS directors breached their fiduciary duties in connection with their consideration and approval of the merger and that we aided and abetted those alleged breaches. The complaints seek, among other relief, declaratory judgment and an injunction against the merger.
On February 25, 2013, the Delaware Court of Chancery consolidated the Delaware actions under In re WMS Industries Inc. Stockholders Litigation (C.A. No. 8279-VCP). On March 1, 2013, the plaintiffs in the consolidated Delaware actions filed an amended complaint adding allegations that the disclosures in WMS' preliminary proxy statement were inadequate.
The outcome of these lawsuits cannot be predicted with any certainty. An adverse judgment for monetary damages could have a material adverse effect on the operations and liquidity of WMS or us, as the case may be, and therefore could adversely affect the combined business if the merger is completed. A preliminary injunction could delay or jeopardize the completion of the merger, and an adverse judgment granting permanent injunctive relief could indefinitely enjoin completion of the merger. We and WMS believe that the claims asserted in the lawsuits are without merit and plan to defend against them vigorously. Additional lawsuits arising out of or relating to the merger agreement or the merger may be filed in the future.

SCIENTIFIC GAMES CORPORATION AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)
(in thousands, except per share amounts)

(21) Financial Information for Guarantor Subsidiaries and Non-Guarantor Subsidiaries
We conduct substantially all of our business through our U.S. and foreign subsidiaries. SGI’s obligations under the Credit Agreement, the 2020 Notes and the 2019 Notes are fully and unconditionally and jointly and severally guaranteed by Scientific Games Corporation (the “Parent Company”) and our 100%-owned U.S. subsidiaries other than SGI (the “Guarantor Subsidiaries”). Our 2018 Notes, which were issued by the Parent Company, are fully and unconditionally and jointly and severally guaranteed by our 100% owned U.S. subsidiaries, including SGI.

Presented below is condensed consolidated financial information for (i) the Parent Company, (ii) SGI, (iii) the Guarantor Subsidiaries and (iv) our 100%-owned foreign subsidiaries and our non-100%-owned U.S. and foreign subsidiaries (collectively, the “Non-Guarantor Subsidiaries”) as of December 31, 2012 and December 31, 2011 and for the years ended December 31, 2012, 2011 and 2010. The condensed consolidating financial information has been presented to show the nature of assets held, results of operations and cash flows of the Parent Company, SGI, the Guarantor Subsidiaries and the Non-Guarantor Subsidiaries assuming the guarantee structures of the Credit Agreement, the 2020 Notes, the 2019 Notes and the 2018 Notes were in effect at the beginning of the periods presented.

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

(21) Financial Information for Guarantor Subsidiaries and Non-Guarantor Subsidiaries (Continued)
SCIENTIFIC GAMES CORPORATION AND SUBSIDIARIES
SUPPLEMENTAL CONDENSED CONSOLIDATING BALANCE SHEET
December 31, 2012
(in thousands)

	Parent Company	SGI	Guarantor Subsidiaries	Non-Guarantor Subsidiaries	Eliminating Entries	Consolidated
Assets
Cash and cash equivalents	$27,159	$201	$—	$82,834	$(1,179)	$109,015
Accounts receivable, net	—	63,944	29,156	117,045	—	210,145
Restricted Cash	—	—	—	30,398	—	30,398
Inventories	—	25,411	16,063	29,781	—	71,255
Note receivable	10,298		—	—	—	10,298
Other current assets	9,693	3,809	6,773	33,507	—	53,782
Property and equipment, net	5,727	154,243	32,957	183,950	—	376,877
Investment in subsidiaries	520,969	802,425	—	855,801	(2,179,195)	—
Goodwill	—	253,928	76,741	470,429	—	801,098
Intangible assets, net	—	42,000	20,367	21,924	—	84,291
Intercompany balances	79,735	—	302,396	—	(382,131)	—
Other assets	6,479	74,923	7,507	353,455	(2,615)	439,749
Total assets	$660,060	$1,420,884	$491,960	$2,179,124	$(2,565,120)	$2,186,908
Liabilities and stockholders' equity
Current installments of long-term debt	$—	$6,280	$—	$10,178	$—	$16,458
Other current liabilities	28,485	58,473	35,436	118,682	(1,187)	239,889
Long-term debt, excluding current installments	250,000	1,199,247	—	2,461	—	1,451,708
Other non-current liabilities	16,784	25,560	12,174	59,544	—	114,062
Intercompany balances	—	136,402	—	245,748	(382,150)	—
Stockholders' equity	364,791	(5,078)	444,350	1,742,511	(2,181,783)	364,791
Total liabilities and stockholders' equity	$660,060	$1,420,884	$491,960	$2,179,124	$(2,565,120)	$2,186,908

SCIENTIFIC GAMES CORPORATION AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)
(in thousands, except per share amounts)

(21) Financial Information for Guarantor Subsidiaries and Non-Guarantor Subsidiaries (Continued)
SCIENTIFIC GAMES CORPORATION AND SUBSIDIARIES
SUPPLEMENTAL CONDENSED CONSOLIDATING BALANCE SHEET
December 31, 2011
(in thousands)

	Parent Company	SGI	Guarantor Subsidiaries	Non-Guarantor Subsidiaries	Eliminating Entries	Consolidated
Assets
Cash and cash equivalents	$24,042	$56	$—	$81,482	$(1,178)	$104,402
Accounts receivable, net	—	53,531	41,238	87,698	—	182,467
Inventories	—	23,714	16,884	39,144	—	79,742
Note receivable	—	—	—	—	—	—
Other current assets	8,699	3,409	5,117	21,720	—	38,945
Property and equipment, net	3,522	166,637	36,028	220,301	—	426,488
Investment in subsidiaries	551,256	721,909	—	909,379	(2,182,544)	—
Goodwill	—	273,656	78,618	416,119	—	768,393
Intangible assets, net	—	41,520	25,849	19,490	—	86,859
Intercompany balances	125,440	—	231,357	—	(356,797)	—
Other assets	17,002	82,748	12,265	368,701	(6,101)	474,615
Total assets	$729,961	$1,367,180	$447,356	$2,164,034	$(2,546,620)	$2,161,911
Liabilities and stockholders' equity
Current installments of long-term debt	$—	$6,280	$—	$19,911	$—	$26,191
Other current liabilities	31,231	56,050	30,140	94,692	(1,211)	210,902
Long-term debt, excluding current installments	250,000	1,104,884	—	9,592	—	1,364,476
Other non-current liabilities	5,016	38,772	13,427	59,413	—	116,628
Intercompany balances	—	71,603	—	285,162	(356,765)	—
Stockholders' equity	443,714	89,591	403,789	1,695,264	(2,188,644)	443,714
Total liabilities and stockholders' equity	$729,961	$1,367,180	$447,356	$2,164,034	$(2,546,620)	$2,161,911

SCIENTIFIC GAMES CORPORATION AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)
(in thousands, except per share amounts)

(21) Financial Information for Guarantor Subsidiaries and Non-Guarantor Subsidiaries (Continued)
SUPPLEMENTAL CONDENSED CONSOLIDATING STATEMENT OF INCOME
Year Ended December 31, 2012
(in thousands)

	Parent Company	SGI	Guarantor Subsidiaries	Non-Guarantor Subsidiaries	Eliminating Entries	Consolidated
Revenue	$—	$421,944	$45,003	$478,128	$(4,473)	$940,602
Cost of instant ticket revenue, cost of services and cost of sales (1)	—	136,254	138,517	262,791	(8,853)	528,709
Selling, general and administrative expenses	65,048	55,986	12,157	58,782	(3,160)	188,813
Employee termination and restructuring costs	—	—	—	11,502	—	11,502
Depreciation and amortization	598	36,670	23,965	112,137	—	173,370
Operating (loss) income	(65,646)	193,034	(129,636)	32,916	7,540	38,208
Interest expense	(21,223)	(77,575)	—	(1,210)	—	(100,008)
Other income (expense)	29,009	(193,019)	170,193	15,151	(7,540)	13,794
Net (loss) income before equity in income of subsidiaries, and income taxes	(57,860)	(77,560)	40,557	46,857	—	(48,006)
Equity in income (loss) of subsidiaries	(60,490)	39,991	—	—	20,499	—
Income tax expense	(55,723)	58,319	—	12,025	—	14,621
Net (loss) income	(62,627)	(95,888)	40,557	34,832	20,499	(62,627)

Other comprehensive income (loss)	29,840	1,062	—	28,661	(29,723)	29,840
Comprehensive (loss) income	$(32,787)	$(94,826)	$40,557	$63,493	$(9,224)	$(32,787)
_______________________________________________________________________________

(1)	Exclusive of depreciation and amortization.

SCIENTIFIC GAMES CORPORATION AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)
(in thousands, except per share amounts)

(21) Financial Information for Guarantor Subsidiaries and Non-Guarantor Subsidiaries (Continued)
SUPPLEMENTAL CONDENSED CONSOLIDATING STATEMENT OF INCOME
Year Ended December 31, 2011
(in thousands)

	Parent Company	SGI	Guarantor Subsidiaries	Non-Guarantor Subsidiaries	Eliminating Entries	Consolidated
Revenue	$—	$395,007	$59,426	$425,729	$(1,440)	$878,722
Cost of instant ticket revenue, cost of services and cost of sales (1)	—	130,166	140,230	225,400	(4,517)	491,279
Selling, general and administrative expenses	61,537	52,655	10,235	58,623	(28)	183,022
Employee termination and restructuring costs	—	—	—	1,997	—	1,997
Depreciation and amortization	531	29,854	19,000	69,218	—	118,603
Operating (loss) income	(62,068)	182,332	(110,039)	70,491	3,105	83,821
Interest expense	(21,487)	(81,536)	—	(1,680)	—	(104,703)
Other income (expense)	17,200	(184,604)	173,990	20,814	(3,105)	24,295
Net (loss) income before equity in income of subsidiaries, and income taxes	(66,355)	(83,808)	63,951	89,625	—	3,413
Equity in income (loss) of subsidiaries	55,352	64,691	—	—	(120,043)	—
Income tax expense	1,567	(522)	11	14,927	—	15,983
Net (loss) income	(12,570)	(18,595)	63,940	74,698	(120,043)	(12,570)

Other comprehensive (loss) income	(15,290)	2,972	—	(17,316)	14,344	(15,290)
Comprehensive (loss) income	$(27,860)	$(15,623)	$63,940	$57,382	$(105,699)	$(27,860)
_______________________________________________________________________________

(1)	Exclusive of depreciation and amortization.

SCIENTIFIC GAMES CORPORATION AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)
(in thousands, except per share amounts)

(21) Financial Information for Guarantor Subsidiaries and Non-Guarantor Subsidiaries (Continued)
SUPPLEMENTAL CONDENSED CONSOLIDATING STATEMENT OF INCOME
Year Ended December 31, 2010
(in thousands)

	Parent Company	SGI	Guarantor Subsidiaries	Non-Guarantor Subsidiaries	Eliminating Entries	Consolidated
Revenue	$—	$378,523	$52,344	$453,118	$(1,486)	$882,499
Cost of instant ticket revenue, cost of services and cost of sales (1)	—	120,771	140,467	255,254	(1,626)	514,866
Selling, general and administrative expenses	46,922	53,711	10,831	46,860	176	158,500
Write-down of assets held for sale	—	—	—	8,029	—	8,029
Employee termination and restructuring costs	—	—	—	602	—	602
Depreciation and amortization	501	53,696	18,337	69,232	—	141,766
Operating (loss) income	(47,423)	150,345	(117,291)	73,141	(36)	58,736
Interest expense	(16,817)	(82,005)	—	(2,791)	—	(101,613)
Other (expense) income	(12,198)	(164,573)	202,489	11,810	36	37,564
Net (loss) income before equity in income of subsidiaries, and income taxes	(76,438)	(96,233)	85,198	82,160	—	(5,313)
Equity in income (loss) of subsidiaries	19,167	81,454	—	—	(100,621)	—
Income tax expense	91,930	15,849	12	36,097	—	143,888
Net (loss) income	(149,201)	(30,628)	85,186	46,063	(100,621)	(149,201)

Other comprehensive (loss) income	(14,943)	1,290	2,468	(14,044)	10,286	(14,943)
Comprehensive (loss) income	$(164,144)	$(29,338)	$87,654	$32,019	$(90,335)	$(164,144)
_______________________________________________________________________________

(1)	Exclusive of depreciation and amortization.

SCIENTIFIC GAMES CORPORATION AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)
(in thousands, except per share amounts)
(21) Financial Information for Guarantor Subsidiaries and Non-Guarantor Subsidiaries (Continued)

SCIENTIFIC GAMES CORPORATION AND SUBSIDIARIES
SUPPLEMENTAL CONDENSED CONSOLIDATING STATEMENT OF CASH FLOWS
Year Ended December 31, 2012
(in thousands)

	Parent Company	SGI	Guarantor Subsidiaries	Non- Guarantor Subsidiaries	Eliminating Entries	Consolidated
Net (loss) income	$(62,627)	$(95,888)	$40,557	$34,832	$20,499	$(62,627)
Depreciation and amortization	598	36,670	23,965	112,137	—	173,370
Change in deferred income taxes	(46,399)	61,748	(9,320)	1,848	—	7,877
Equity in income of subsidiaries	60,490	(39,991)	—	—	(20,499)	—
Non-cash interest expense	730	7,058	—	—	—	7,788
Undistributed earnings from equity investments	—	2,564	5,225	(2,168)	4,380	10,001
Stock-based compensation	24,159	—	—	—	—	24,159
Early extinguishment of debt	—	15,464	—	—	—	15,464
Changes in working capital and other	2,508	(9,696)	6,545	(14,284)	(4,355)	(19,282)
Net cash provided by (used in) operating activities	(20,541)	(22,071)	66,972	132,365	25	156,750
Cash flows from investing activities:
Capital and wagering systems expenditures	(2,824)	(30,174)	(17,039)	(61,295)	—	(111,332)
Investments in subsidiaries	—	(37,142)	—	85,422	(48,280)	—
Equity method investments	—	1,003	156	23,732	—	24,891
Restricted Cash	—	—	—	(29,401)	—	(29,401)
Business acquisitions, net of cash acquired	—	(1,000)	—	(23,824)	—	(24,824)
Other assets and investments	(418)	(126)	—	(632)	—	(1,176)
Net cash (used in) investing activities	(3,242)	(67,439)	(16,883)	(5,998)	(48,280)	(141,842)
Cash flows from financing activities:
Net proceeds/payments on long-term debt	—	93,720	—	(17,050)	—	76,670
Tax effect from equity-based compensation plans	31	—	—	362	—	393
Payments of financing fees	—	(14,002)	—	—	—	(14,002)
Net proceeds from stock issue	(4,713)	—	—	(48,315)	48,314	(4,714)
Purchase of treasury stock	(68,457)	—	—	—	—	(68,457)
Other, principally intercompany balances	100,042	9,862	(50,089)	(59,757)	(58)	—
Net cash provided by (used in) financing activities	26,903	89,580	(50,089)	(124,760)	48,256	(10,110)
Effect of exchange rate changes on cash	—	74	—	(259)	—	(185)
Increase (decrease) in cash and cash equivalents	3,120	144	—	1,348	1	4,613
Cash and cash equivalents, beginning of period	24,041	57	2,378	77,926	—	104,402
Cash and cash equivalents, end of year	$27,161	$201	$2,378	$79,274	$1	$109,015

SCIENTIFIC GAMES CORPORATION AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)
(in thousands, except per share amounts)

(21) Financial Information for Guarantor Subsidiaries and Non-Guarantor Subsidiaries (Continued)
SCIENTIFIC GAMES CORPORATION AND SUBSIDIARIES
SUPPLEMENTAL CONDENSED CONSOLIDATING STATEMENT OF CASH FLOWS
Year Ended December 31, 2011
(in thousands)

	Parent Company	SGI	Guarantor Subsidiaries	Non- Guarantor Subsidiaries	Eliminating Entries	Consolidated
Net (loss) income	$(12,570)	$(18,595)	$63,940	$74,698	$(120,043)	$(12,570)
Depreciation and amortization	531	29,854	19,000	69,218	—	118,603
Change in deferred income taxes	3,960	4,301	(9,320)	978	—	(81)
Equity in income of subsidiaries	(55,351)	(64,692)	—	—	120,043	—
Non-cash interest expense	720	7,387	—	—	—	8,107
Undistributed earnings from equity investments	—	22,918	1,581	(21,828)	3,105	5,776
Stock-based compensation	21,538	—	—	—	—	21,538
Early extinguishment of debt	—	4,185	—	—	—	4,185
Changes in working capital and other	10,125	27,241	(7,895)	(786)	(3,165)	25,520
Net cash provided by (used in) operating activities	(31,047)	12,599	67,306	122,280	(60)	171,078
Cash flows from investing activities:
Capital and wagering systems expenditures	(2,110)	(37,044)	(13,660)	(39,070)	—	(91,884)
Investments in subsidiaries	—	13,552	—	(473,220)	459,668	—
Equity method investments	—	(11,092)	(1,072)	(7,229)	—	(19,393)
Business acquisitions, net of cash acquired	—	—	—	(52,953)	—	(52,953)
Other assets and investments	2,683	(75)	217	266	—	3,091
Net cash provided by (used in) investing activities	573	(34,659)	(14,515)	(572,206)	459,668	(161,139)
Cash flows from financing activities:
Net proceeds/payments on long-term debt	—	(6,280)	—	(1,526)	—	(7,806)
Tax effect from equity-based compensation plans	—	—	—	139	—	139
Payments of financing fees	(122)	(14,498)	—	—	—	(14,620)
Net proceeds from stock issue	(2,354)	—	28	459,393	(459,421)	(2,354)
Purchase of treasury stock	—	—	—	—	—	—
Other, principally intercompany balances	(4,925)	44,298	(52,719)	13,147	199	—
Net cash provided by (used in) financing activities	(7,401)	23,520	(52,691)	471,153	(459,222)	(24,641)
Effect of exchange rate changes on cash	(721)	(1,555)	—	(2,515)	(386)	(5,177)
Increase (decrease) in cash and cash equivalents	(38,596)	(95)	100	18,712	—	(19,879)
Cash and cash equivalents, beginning of period	$62,637	$152	$2,278	$59,214	$—	$124,281
Cash and cash equivalents, end of year	$24,041	$57	$2,378	$77,926	$—	$104,402

SCIENTIFIC GAMES CORPORATION AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)
(in thousands, except per share amounts)

(21) Financial Information for Guarantor Subsidiaries and Non-Guarantor Subsidiaries (Continued)

SCIENTIFIC GAMES CORPORATION AND SUBSIDIARIES
SUPPLEMENTAL CONDENSED CONSOLIDATING STATEMENT OF CASH FLOWS
Year Ended December 31, 2010
(in thousands)

	Parent Company	SGI	Guarantor Subsidiaries	Non-Guarantor Subsidiaries	Eliminating Entries	Consolidated
Net (loss) income	$(149,201)	$(30,628)	$85,186	$46,063	$(100,621)	$(149,201)
Depreciation and amortization	501	53,696	18,337	69,232	—	141,766
Change in deferred income taxes	58,650	17,963	(730)	48,260	—	124,143
Equity in income of subsidiaries	(19,167)	(81,454)	—	—	100,621	—
Non-cash interest expense	886	6,277	—	—	—	7,163
Undistributed earnings from equity investments	—	(7,576)	(764)	(6,339)	—	(14,679)
Stock-based compensation	22,807	—	—	—	—	22,807
Early extinguishment of debt	2,260	672	—	—	—	2,932
Restructuring and write-down of assets	3,532	985	—	5,922	(2,049)	8,390
Changes in working capital and other	6,223	22,256	(2,783)	1,527	29	27,252
Net cash provided by (used in) operating activities	(73,509)	(17,809)	99,246	164,665	(2,020)	170,573
Cash flows from investing activities:
Capital and wagering systems expenditures	(101)	(25,325)	(4,357)	(42,495)	—	(72,278)
Investments in subsidiaries	(57,163)	(59,609)	—	(160,938)	277,710	—
Equity method investments	—	(3,817)	(343)	(199,635)	—	(203,795)
Proceeds from sale of Racing Business	35,942	—	—	—	—	35,942
Business acquisitions, net of cash acquired	—	—	(6,556)	(5,937)	—	(12,493)
Other assets and investments	28,936	(14,813)	(13,338)	(35,741)	(5)	(34,961)
Net cash provided by (used in) investing activities	7,614	(103,564)	(24,594)	(444,746)	277,705	(287,585)
Cash flows from financing activities:
Net proceeds/payments on long-term debt	52,982	31,135	—	(52,429)	—	31,688
Excess tax benefit from equity-based compensation plans	435	—	—	67	—	502
Payments of financing fees	(6,686)	(6,969)	—	—	—	(13,655)
Net proceeds from stock issue	(1,995)	103,940	4,879	166,844	(275,663)	(1,995)
Purchase of treasury stock	(26,335)	—	—	—	—	(26,335)
Other, principally intercompany balances	(40,019)	(6,465)	(80,531)	126,860	155	—
Net cash provided by (used in) financing activities	(21,618)	121,641	(75,652)	241,342	(275,508)	(9,795)
Effect of exchange rate changes on cash	2,930	(253)	—	(11,543)	(177)	(9,043)
Increase (decrease) in cash and cash equivalents	(84,583)	15	(1,000)	(50,282)	—	(135,850)
Cash and cash equivalents, beginning of period	$147,220	$137	$3,278	$109,496	$—	$260,131
Cash and cash equivalents, end of year	$62,637	$152	$2,278	$59,214	$—	$124,281

SCIENTIFIC GAMES CORPORATION AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)
(in thousands, except per share amounts)

(22) Selected Quarterly Financial Data, Unaudited

	Quarter Ended 2012
	March 31 (a)	June 30 (b)	September 30 (c)	December 31 (d)
Total operating revenues	$234,575	$229,307	$227,477	$249,243
Total cost of instant ticket revenues, services and sales	132,749	127,931	128,816	139,213
Selling, general and administrative expenses	46,172	47,171	44,383	51,087
Employee termination and restructuring costs	2,875	6,046	1,830	751
Depreciation and amortization	30,518	39,086	39,241	64,525
Operating income (loss)	22,261	9,073	13,207	(6,333)
Net income (loss)	$1,819	$(12,589)	$(27,133)	$(24,724)
Basic and diluted earnings per share:
Basic net income (loss) available to common shareholders	$0.02	$(0.14)	$(0.30)	$(0.29)
Diluted net income (loss) available to common shareholders	$0.02	$(0.14)	$(0.30)	$(0.29)
Weighted average number of shares used in per share calculations:
Basic shares	92,484	92,767	89,950	84,902
Diluted shares	94,224	92,767	89,950	84,902
_______________________________________________________________________________

(a)
Includes approximately $2,900 employee termination and restructuring costs due to our exit from the Barcrest analog AWP business and the reorganization of our pub business in an effort to more effectively capitalize on the Barcrest acquisition.

(b)
Includes approximately $6,000 employee termination and restructuring costs due to our exit from the Barcrest analog AWP business and the reorganization of our pub business in an effort to more effectively capitalize on the Barcrest acquisition and the reorganization of our Australia printing operations. Includes approximately $5,800 of accelerated depreciation related to a write-down of certain development costs and obsolete gaming terminals, approximately $2,400 of incremental depreciation from the acquisition of Barcrest and approximately $1,500 of accelerated depreciation of equipment related to the reorganization of our Australia printing operations.

(c)
Includes approximately $1,800 employee termination and restructuring costs due to our exit from the Barcrest analog AWP business and the reorganization of our pub business in an effort to more effectively capitalize on the Barcrest acquisition and the reorganization of our Australia printing operations. Includes approximately $6,700 of accelerated depreciation related to a write-down of gaming terminals, approximately $1,900 of accelerated depreciation of equipment related to reorganization of our Australia printing operations and approximately $1,600 of incremental depreciation from the acquisition of Barcrest. Includes a loss on early extinguishment of debt due to the redemption of the 2016 Notes resulting in a charge of approximately $15,500 comprised primarily of the redemption premium and the write-off of previously deferred financing costs.

(d)
Includes approximately $800 employee termination and restructuring costs due to our exit from the Barcrest analog AWP business and the reorganization of our pub business in an effort to more effectively capitalize on the Barcrest acquisition and the reorganization of our Australia printing operations. Includes approximately $24,000 of accelerated depreciation related to a write-down of gaming terminals and software in our gaming business and certain development costs in our licensed properties business and approximately $5,800 of impairment charges related to underperforming Lottery Systems contracts.

SCIENTIFIC GAMES CORPORATION AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)
(in thousands, except per share amounts)

(22) Selected Quarterly Financial Data, Unaudited (Continued)

	Quarter Ended 2011
	March 31 (a)	June 30 (b)	September 30 (c)	December 31 (d)
Total operating revenues	$196,656	$220,248	$222,739	$239,079
Total cost of instant ticket revenues, services and sales	111,845	118,954	124,679	135,801
Selling, general and administrative expenses	39,554	43,426	47,660	52,382
Employee termination and restructuring costs	—	—	1,030	967
Depreciation and amortization	30,904	29,004	27,994	30,701
Operating income	14,353	28,864	21,376	19,228
Net (loss) income	$(6,932)	$7,019	$(4,124)	$(8,533)
Basic and diluted earnings per share:
Basic net (loss) income available to common shareholders	$(0.08)	$0.08	$(0.04)	$(0.09)
Diluted net (loss) income available to common shareholders	$(0.08)	$0.08	$(0.04)	$(0.09)
Weighted average number of shares used in per share calculations:
Basic shares	91,886	92,069	92,125	92,187
Diluted shares	91,886	92,565	92,125	92,187

_______________________________________________________________________________

(a)	Includes approximately $5,200 accelerated depreciation of our Gaming back-end technology platform as a result of the business's migration to a new technology.

(b)	Includes approximately $1,200 accelerated depreciation of our Gaming back-end technology platform as a result of the business's migration to a new technology.

(c)
Includes approximately $1,000 employee termination and restructuring costs as a result of our cost reduction initiatives related to our migration to a new back-end technology platform. Includes a loss on early extinguishment of long-term debt of approximately $4,200 resulting from the write-off of deferred financing fees related to the August Amendment.

(d)	Includes approximately $1,000 employee termination and restructuring costs as a result of our cost reduction initiatives related to the integration of Barcrest.
(23) Subsequent Events
On January 30, 2013, we entered into a merger agreement with WMS, SGI, and SG California Merger Sub, Inc., a Delaware corporation and a wholly owned subsidiary of Scientific Games (“Merger Sub”).
The merger agreement provides for the merger of Merger Sub with and into WMS, with WMS surviving the merger as a wholly owned subsidiary of Scientific Games. In the merger, each outstanding share of common stock, par value $0.50 per share, of WMS, other than any dissenting shares, restricted shares, shares held by Scientific Games or Merger Sub and WMS treasury shares, will be cancelled and converted into the right to receive $26.00 in cash, without interest (the “Merger Consideration”).
At the effective time of the merger, each outstanding WMS stock option granted prior to January 30, 2013 will be cancelled in exchange for the right of the holder to receive a lump sum cash payment equal to the number of shares underlying

SCIENTIFIC GAMES CORPORATION AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)
(in thousands, except per share amounts)

(23) Subsequent Events (Continued)
the WMS stock option multiplied by the excess of the Merger Consideration over the exercise price, if any. In addition, each outstanding award of WMS restricted shares, restricted stock units and phantom units will be cancelled as of the effective time, in exchange for the right of the holder to receive a lump sum cash payment equal to the Merger Consideration multiplied by the number of shares underlying each award, except for certain equity awards that are permitted to be granted by WMS following January 30, 2013 (including employee stock options), which will be converted into equivalent awards of Scientific Games using a customary exchange ratio of WMS’ stock price to Scientific Games’ stock price on the closing date. As of the effective time, each outstanding award of WMS performance units will be cancelled in exchange for the right of the holder to receive a lump sum cash payment equal to the Merger Consideration multiplied by the number of shares underlying the performance units at the applicable payout percentage, which will be 100% unless the relevant performance targets are met or exceeded as of the effective time, in which case the payout percentage will be determined based on actual performance.
The closing of the merger is subject to customary closing conditions, including approval of the merger by WMS stockholders and other approvals by various authorities. The parties have agreed that receipt of gaming approvals from approximately 50 jurisdictions is a condition to closing of the merger, provided that receipt of gaming approvals from approximately 30 of these jurisdictions will cease to be a condition to closing from and after October 31, 2013. We believe that the approximately 50 jurisdictions include the material jurisdictions from which gaming approvals will be required prior to closing. We believe that the approximately 20 jurisdictions with respect to which approvals are a condition to any closing include the material jurisdictions where we anticipate longer lead times for obtaining approvals. Scientific Games is entitled to a 20 consecutive business day financing marketing period if all gaming approvals are received prior to October 31, 2013.
Under the merger agreement, WMS may not initiate, solicit or knowingly encourage competing proposals or participate in any discussions or negotiations regarding alternative business combination transactions.
The merger agreement contains certain termination rights for both Scientific Games and WMS and further provides that, in connection with termination of the merger agreement under specified circumstances, (i) we may be required to pay to WMS a termination fee of $100,000 if all the conditions to closing have been met and the merger is not consummated because of a breach by our lenders of their obligations to finance the transaction, (ii) we may be required to pay to WMS a termination fee of $80,000 if we are unable to obtain the gaming approvals that are conditions to closing prior to the termination date, and (iii) WMS may be required to pay to us a termination fee of $44,300 under specified circumstances, including, but not limited to, a change in the WMS board’s recommendation of the merger or termination of the merger agreement by WMS to enter into a written definitive agreement for a “superior proposal” (as defined in the merger agreement).
In connection with the merger agreement, Scientific Games and SGI entered into a commitment letter with Bank of America, N.A., Credit Suisse AG and UBS AG, Stamford Branch, and certain of their respective affiliates, which was subsequently amended and restated on February 19, 2013 to add J.P. Morgan Securities LLC, the Royal Bank of Scotland, Deutsche Bank AG New York Branch, Goldman Sachs Bank USA and HSBC Securities (USA) Inc., and certain of their respective affiliates, as additional commitment parties. Pursuant to the commitment letter, the commitment parties have agreed to provide the financing necessary to fund the consideration to be paid pursuant to the terms of the merger agreement (the “Debt Commitment Financing”). The Debt Commitment Financing is anticipated to consist of a senior secured first-lien term loan facility in a total principal amount of $2,300,000 and a senior secured first-lien revolving credit facility in a total principal amount of $300,000. The funding of the Debt Commitment Financing is contingent on the satisfaction of certain conditions set forth in the commitment letter. The merger is not conditioned on our obtaining the proceeds of any financing, including the financing contemplated by the commitment letter.
For further information regarding the pending merger and the Debt Commitment Financing, please see the full text of the merger agreement, a copy of which is filed as exhibit 2.1 to our Current Report on Form 8-K filed with the SEC on February 5, 2013 and the full text of the commitment letter, a copy of which is filed as exhibit 10.68 to this Annual Report on Form 10-K.

SCHEDULE II
SCIENTIFIC GAMES CORPORATION AND SUBSIDIARIES
Valuation and Qualifying Accounts
Years Ended December 31, 2012, 2011 and 2010
(in thousands)

Allowance for doubtful accounts	Balance at Beginning of Period	Charged to Costs and Expenses	Other (1)	Deductions (2)	Balance at End of Period
Year ended December 31, 2012	$4,782	6,468	365	(663)	$10,952
Year ended December 31, 2011	$2,175	906	2,651	(950)	$4,782
Year ended December 31, 2010	$2,140	398	—	(363)	$2,175

Tax-Related Valuation allowance	Balance at Beginning of Period	Charged to Tax Expense	Other (3)	Balance at End of Period
Year ended December 31, 2012	$236,296	18,746	(13,886)	$241,156
Year ended December 31, 2011	$234,813	1,483	—	$236,296
Year ended December 31, 2010	$95,151	152,472	(12,811)	$234,813
_______________________________________________________________________________

(1)	Includes the impact of the acquisition of Barcrest.

(2)	Amounts written off and related impact of foreign currency exchange.

(3)	Amount written off due to our election to convert previously claimed foreign tax credits into deductions on our 2008 and 2009 federal tax returns.

(3).    Exhibits.
EXHIBIT INDEX

Exhibit Number	Description
2.1
Agreement and Plan of Merger, dated as of January 30, 2013, entered into by and among Scientific Game Corporation, Scientific Games International, Inc., SG California Merger Sub, Inc. and WMS Industries Inc. (incorporated by reference to Exhibit 2.1 to the Company's Current Report on Form 8-K filed on February 5, 2013).

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

4.9
Supplemental Indenture, dated as of October 27, 2011, among Scientific Games International, Inc., as issuer, the Company, as a guarantor, the subsidiary guarantors party thereto and The Bank of Nova Scotia Trust Company of New York, as trustee, relating to the Indenture dated June 11, 2008, by and among Scientific Games International, Inc., as issuer, the Company, as a guarantor, the subsidiary guarantors party thereto and The Bank of Nova Scotia Trust Company of New York, as trustee (incorporated by reference to Exhibit 4.1 to the Company Current Report on Form 8-K filed on October 28, 2011).

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

4.12
Indenture, dated as of August 20, 2012, among Scientific Games International, Inc., as issuer, the Company, as a guarantor, the subsidiary guarantors party thereto and The Bank of Nova Scotia Trust Company of New York, as trustee (incorporated by reference to Exhibit 4.1 to the Company's Current Report on Form 8-K filed on August 21, 2012).

4.13
Registration Rights Agreement, August 20, 2012, among Scientific Games International, Inc., as issuer, the Company, the subsidiary guarantors party thereto and Merrill Lynch, Pierce, Fenner & Smith Incorporated, as representative for the initial purchasers listed therein (incorporated by reference to Exhibit 4.2 to the Company's Current Report on Form 8-K filed on August 21, 2012).

4.14
 Form of 6.250% Senior Subordinated Notes due 2020 (incorporated by reference to Exhibits 4.3(a) and 4.3(b) to the Company's Registration Statement on Form S-4 (No. 333-184835) filed on August 20, 2012 and included in Exhibit 4.12 above).

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
10.60
Employment Agreement dated as of December 22, 2010 by and between Scientific Games International, Inc. and William J. Huntley (incorporated by reference to Exhibit 10.56 to the Company's Annual Report on Form 10-K for the fiscal year ended December 31, 2010).*

10.61
Employment Agreement dated as of December 22, 2010 by and between Scientific Games International, Inc. and James B. Trask (incorporated by reference to Exhibit 10.57 to the Company's Annual Report on Form 10-K for the fiscal year ended December 31, 2010).*

10.62
Employment Agreement made as of August 1, 2011 by and between the Company and Jeffrey Johnson (incorporated by reference to Exhibit 10.1 to the Company's Current Report on Form 8-K filed on July 26, 2011).*

10.63
Employment Agreement dated as of September 29, 2011, by and between the Company and Grier C. Raclin (incorporated by reference to Exhibit 10.1 to the Company's Current Report on Form 8-K filed on October 3, 2011).*

10.64
Form of Inducement Equity Award Agreement between the Company and Grier C. Raclin (incorporated by reference to Exhibit 4.1 to the Company's Registration Statement on Form S-8 filed on October 3, 2011).*

10.65
Amended and Restated Employment Agreement dated as of April 26, 2012 by and between the Company and Jeffrey S. Lipkin (incorporated by reference to Exhibit 10.1 to the Company's Current Report on Form 8-K filed on April 26, 2012).*

10.66
Separation Agreement dated as of October 8, 2012 between the Company and Grier C. Raclin (incorporated by reference to Exhibit 10.1 to the Company's Quarterly Report on Form 10-Q for the quarter ended September 30, 2012).*

10.67
Amendment to Employment Agreement, dated as of December 20, 2012 (but effective as of January 1, 2013), by and between Scientific Games International, Inc. and William J. Huntley (incorporated by reference to Exhibit 10.1 to the Company's Current Report on Form 8-K filed on December 26, 2012).*

10.68
Amended and Restated Commitment Letter, dated as of February 19, 2013, among the Company, Scientific Games International, Inc., Bank of America, N.A., Merrill Lynch, Pierce, Fenner & Smith Incorporated, Credit Suisse AG, Credit Suisse Securities (USA) LLC, UBS AG, Stamford Branch, UBS Securities LLC, JPMorgan Chase Bank, N.A., J.P. Morgan Securities LLC, The Royal Bank of Scotland plc, RBS Securities Inc., Deutsche Bank AG New York Branch, Deutsche Bank Securities Inc., Goldman Sachs Bank USA, HSBC Bank USA, National Association and HSBC Securities (USA) Inc. (†)

12	Computation of Ratio of Earnings to Fixed Charges.(†)

21	List of Subsidiaries.(†)

Exhibit Number	Description
23.1	Consent of Deloitte & Touche LLP, Independent Registered Public Accounting Firm.(†)

23.2	Consent of Reconta Ernst & Young S.p.A., Independent Registered Public Accounting Firm.(†)

23.3	Consent of Reconta Ernst & Young S.p.A., Independent Registered Public Accounting Firm.(†)

31.1	Certification of Chief Executive Officer pursuant to Rule 13a-14(a) under the Securities Exchange Act of 1934.(†)

31.2	Certification of Chief Financial Officer pursuant to Rule 13a-14(a) under the Securities Exchange Act of 1934.(†)

32.1	Certification of Chief Executive Officer pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.(†)

32.2	Certification of Chief Financial Officer pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.(†)

99.1	Report of Reconta Ernst & Young S.p.A., Independent Registered Public Accounting Firm.(†)

99.2	Financial Statements of Lotterie Nazionali S.r.l.(†)

99.3	Report of Reconta Ernst & Young S.p.A., Independent Registered Public Accounting Firm.(†)

99.4
Form of Equity Awards Notice-RSUs-Employees under the Scientific Games Corporation 2003 Incentive Compensation Plan (incorporated by reference to Exhibit 99.(d)(2) to the Company's Schedule TO filed on July 19, 2011).*

99.5
Form of Equity Awards Notice-RSUs-Non-Employee Directors under the Scientific Games Corporation 2003 Incentive Compensation Plan (incorporated by reference to Exhibit 99.(d)(3) to the Company's Schedule TO filed on July 19, 2011).*

99.6
Terms and Conditions of Equity Awards to Key Employees under the Scientific Games Corporation 2003 Incentive Compensation Plan (incorporated by reference to Exhibit 99.(d)(4) to the Company's Schedule TO filed on July 19, 2011).*

99.7
Terms and Conditions of Equity Awards to Non-Employee Directors under the Scientific Games Corporation 2003 Incentive Compensation Plan (incorporated by reference to Exhibit 99.(d)(5) to the Company's Schedule TO filed on July 19, 2011).*

99.8	Terms and Conditions of Special Performance-Conditioned Restricted Stock Units under the Scientific Games Corporation 2003 Incentive Compensation Plan.*(†)

101
Financial statements from the Annual Report on Form 10-K of the Company for the year ended December 31, 2012, filed on March 12, 2013, formatted in Extensible Business Reporting Language (XBRL): (i) the Consolidated Statements of Operations, (ii) the Consolidated Balance Sheets, (iii) the Consolidated Statements of Cash Flows and (iv) the Notes to Consolidated Financial Statements tagged as blocks of text.(†)(**)

________________________________________________________________________________________________________________________________
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