Form 10-Q
period 2013-03-31
SCIENTIFIC GAMES CORP
filed 2013-05-08
CIK 750004

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549
FORM 10-Q
{Mark One}

☒ QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended March 31, 2013

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

Large accelerated filer ☐	Accelerated filer ☒

Non-accelerated filer ☐	Smaller reporting company ☐
(Do not check if a smaller reporting company)
Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act). Yes ☐ No ☒
The registrant has the following number of shares outstanding of each of the registrant’s classes of common stock as of May 3, 2013:
Class A Common Stock: 85,005,388
Class B Common Stock: None

SCIENTIFIC GAMES CORPORATION AND SUBSIDIARIES
INDEX TO FINANCIAL INFORMATION
AND OTHER INFORMATION
THREE MONTHS ENDED MARCH 31, 2013

Forward-Looking Statements

Throughout this Quarterly Report on Form 10-Q, we make "forward-looking statements" within the meaning of the U.S. Private Securities Litigation Reform Act of 1995. Forward-looking statements describe future expectations, plans, results or strategies and can often be identified by the use of terminology such as "may," "will," "estimate," "intend," "continue," "believe," "expect," "anticipate," "should," "could," "potential," "opportunity," or similar terminology. The forward-looking statements contained in this Quarterly Report on Form 10-Q are generally located under the heading “Management’s Discussion and Analysis of Financial Condition and Results of Operations” but may be found in other locations as well. These statements are based upon management's current expectations, assumptions and estimates and are not guarantees of future results or performance. Actual results may differ materially from those contemplated in these statements due to a variety of risks and uncertainties and other factors, including, among other things: competition; material adverse changes in economic and industry conditions; technological change; retention and renewal of existing contracts and entry into new or revised contracts; availability and adequacy of cash flows to satisfy obligations and indebtedness or future needs; protection of intellectual property; security and integrity of software and systems; laws and government regulation, including those relating to gaming licenses, permits and operations; inability to identify, complete and integrate future acquisitions; inability to benefit from, and risks associated with, strategic equity investments and relationships; failure of our Northstar Illinois joint venture to meet the net income targets or otherwise to realize the anticipated benefits under its private management agreement with the Illinois Lottery; failure of our Northstar New Jersey joint venture to enter into an agreement to provide marketing and sales services to the New Jersey Lottery (including as a result of the pending protest) or to meet the net income targets or other requirements under any such agreement or otherwise to realize the anticipated benefits under any such agreement; the seasonality of our business; inability to obtain the approvals required to complete the pending merger with WMS Industries Inc. ("WMS"); failure to complete the pending merger with WMS or, if completed, failure to achieve the intended benefits of the merger or disruption of our current plans and operations; inability to identify and capitalize on trends and changes in the lottery and gaming industries, including the potential expansion of regulated gaming via the internet; inability to enhance and develop successful gaming concepts; dependence on suppliers and manufacturers; liability for product defects; fluctuations in foreign currency exchange rates and other factors associated with international operations; influence of certain stockholders; dependence on key personnel; failure to perform on contracts; resolution of pending or future litigation; labor matters; and stock price volatility. Additional information regarding risks and uncertainties and other factors that could cause actual results to differ materially from those contemplated in forward-looking statements is included from time to time in our filings with the Securities and Exchange Commission ("SEC"), including under the heading “Risk Factors” in our most recent Annual Report on Form 10-K. Forward-looking statements speak only as of the date they are made and, except for our ongoing obligations under the U.S. federal securities laws, we undertake no obligation to publicly update any forward-looking statements whether as a result of new information, future events or otherwise.

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

PART I. FINANCIAL INFORMATION

Item 1. Financial Statements

SCIENTIFIC GAMES CORPORATION AND SUBSIDIARIES
CONSOLIDATED STATEMENTS OF OPERATIONS AND COMPREHENSIVE INCOME

(Unaudited, in thousands, except per share amounts)

	Three Months Ended
	March 31,
	2013	2012
Revenue:
Instant tickets	$122,813	$123,324
Services	81,767	86,905
Sales	15,008	20,965
Total revenue	219,588	231,194
Operating expenses:
Cost of instant tickets (1)	68,194	69,963
Cost of services (1)	46,233	43,303
Cost of sales (1)	10,291	16,927
Selling, general and administrative expenses	50,641	45,298
Employee termination and restructuring costs	331	2,304
Depreciation and amortization	32,769	28,468
Operating income	11,129	24,931
Other income (expense):
Interest expense	(25,008)	(24,898)
Earnings from equity investments	6,136	8,845
Other (expense) income, net	(998)	522
Total other expense	(19,870)	(15,531)
Net (loss) income from continuing operations before income taxes	(8,741)	9,400
Income tax expense	3,546	5,532
Net (loss) income from continuing operations	$(12,287)	$3,868

Discontinued operations
Loss from discontinued operations	(1,911)	(2,670)
Other expense	(45)	(44)
Gain on sale of assets	828	—
Income tax benefit	262	665
Net loss from discontinued operations	$(866)	$(2,049)

Net (loss) income	$(13,153)	$1,819

Other comprehensive (loss) income:
Foreign currency translation (loss) gain	(39,355)	26,016
Pension gain (loss), net of tax	514	(371)
Gain on derivative financial instruments, net of tax	5	120
Gain (loss) on foreign currency forward contracts	725	(343)
Other comprehensive (loss) income	(38,111)	25,422
Comprehensive (loss) income	$(51,264)	$27,241

SCIENTIFIC GAMES CORPORATION AND SUBSIDIARIES
CONSOLIDATED STATEMENTS OF OPERATIONS AND COMPREHENSIVE INCOME

(Unaudited, in thousands, except per share amounts)

	Three Months Ended
	March 31,
	2013	2012
Basic and diluted net (loss) income per share:
Basic from continuing operations	$(0.15)	$0.04
Basic from discontinued operations	(0.01)	(0.02)
Total net (loss) income per share	$(0.16)	$0.02

Diluted from continuing operations	$(0.15)	$0.04
Diluted from discontinued operations	(0.01)	(0.02)
Total diluted net (loss) income per share	$(0.16)	$0.02

Weighted average number of shares used in per share calculations:
Basic shares	84,607	92,484
Diluted shares	84,607	94,224

(1) Exclusive of depreciation and amortization.

 See accompanying notes to consolidated financial statements.

SCIENTIFIC GAMES CORPORATION AND SUBSIDIARIES
CONSOLIDATED BALANCE SHEETS

(Unaudited, in thousands, except per share amounts)

	March 31, 2013	December 31, 2012
ASSETS
Current assets:
Cash and cash equivalents	$90,019	$109,015
Restricted cash	28,543	30,398
Accounts receivable, net of allowance for doubtful accounts of $10,558 and $11,182 as of March 31, 2013 and December 31, 2012, respectively	182,503	209,915
Inventories	70,780	71,255
Notes receivable	10,373	10,298
Deferred income taxes, current portion	6,643	6,800
Prepaid expenses, deposits and other current assets	46,448	46,982
Total current assets	435,309	484,663
Property and equipment, at cost	839,031	848,622
Less: accumulated depreciation	(458,347)	(471,745)
Net property and equipment	380,684	376,877
Goodwill	782,762	801,328
Intangible assets, net	99,375	84,291
Equity investments	312,069	316,234
Other assets	124,027	$123,515
Total assets	$2,134,226	$2,186,908

LIABILITIES AND STOCKHOLDERS’ EQUITY
Current liabilities:
Debt payments due within one year	$16,895	$16,458
Accounts payable	76,248	80,872
Accrued liabilities	141,772	159,017
Total current liabilities	234,915	256,347
Deferred income taxes	62,315	62,265
Other long-term liabilities	69,999	51,797
Long-term debt, excluding current installments	1,450,847	1,451,708
Total liabilities	1,818,076	1,822,117
Commitments and contingencies
Stockholders' equity:
Class A common stock, par value $0.01 per share, 199,300 shares authorized, 100,119 and 99,301 shares issued and 84,987 and 84,395 shares outstanding as of March 31, 2013 and December 31, 2012, respectively	1,001	993
Additional paid-in capital	720,490	715,910
Accumulated loss	(219,371)	(206,218)
Treasury stock, at cost, 15,132 and 14,906 shares held as of March 31, 2013 and December 31, 2012, respectively	(144,882)	(142,917)
Accumulated other comprehensive loss	(41,088)	(2,977)
Total stockholders' equity	316,150	364,791
Total liabilities and stockholders' equity	$2,134,226	$2,186,908

See accompanying notes to consolidated financial statements.

SCIENTIFIC GAMES CORPORATION AND SUBSIDIARIES
STATEMENT OF CASH FLOWS

(Unaudited, in thousands, except per share amounts)

	Three Months Ended
	March 31,
	2013	2012
Cash flows from operating activities:
Net (loss) income	$(13,153)	$1,819
Adjustments:
Depreciation and amortization	33,366	30,518
Change in deferred income taxes	780	263
Stock-based compensation	5,862	5,771
Non-cash interest expense	1,705	1,996
Earnings from equity investments	(6,136)	(8,845)
Distributed earnings from equity investments	2,239	—
Allowance for doubtful accounts	13	195
Changes in current assets and liabilities, net of effects of acquisitions
Accounts receivable	24,690	7,045
Inventories	772	919
Accounts payable	(12,646)	(11,428)
Accrued liabilities	(17,926)	(5,968)
Other current assets and liabilities	1,566	(706)
Other	2,103	345
Net cash provided by operating activities	23,235	21,924

Cash flows from investing activities:
Capital expenditures	(7,346)	(1,958)
Lottery and gaming systems expenditures	(16,856)	(7,393)
Other intangible assets and software expenditures	(12,078)	(12,446)
Proceeds from asset disposals	886	84
Change in other assets and liabilities, net	(195)	(152)
Equity method investments	—	—
Restricted cash	965	—
Distributions of capital on equity investments	—	2,407
Business acquisitions, net of cash acquired	(287)	(344)
Net cash used in investing activities	(34,911)	(19,802)

Cash flows from financing activities:
Proceeds from the issuance of long-term debt	963	—
Payments on long-term debt	(1,587)	(3,551)
Payments of financing fees	(24)	(57)
Net redemptions of common stock under stock-based compensation plans	(2,945)	(3,555)
Net cash used in financing activities	(3,593)	(7,163)
Effect of exchange rate changes on cash and cash equivalents	(3,727)	1,042
Decrease in cash and cash equivalents	(18,996)	(3,999)
Cash and cash equivalents, beginning of period	109,015	104,402
Cash and cash equivalents, end of period	$90,019	$100,403

See accompanying notes to consolidated financial statements.

SCIENTIFIC GAMES CORPORATION AND SUBSIDIARIES
STATEMENT OF CASH FLOWS

(Unaudited, in thousands, except per share amounts)

Non-cash investing and financing activities

For the three months ended March 31, 2013 and 2012

There were no significant non-cash investing or financing activities for the three months ended March 31, 2013 or 2012.

SCIENTIFIC GAMES CORPORATION AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(Unaudited, in thousands, except per share amounts)

Notes to Consolidated Financial Statements

(1) Description of the Business and Summary of Significant Accounting Policies

Basis of Presentation

The accompanying consolidated financial statements of the Company have been prepared by Scientific Games Corporation and are unaudited. When used in these notes, the terms “we,” “us,” “our” and the “Company” refer to Scientific Games Corporation and all entities included in our consolidated financial statements unless otherwise specified or the context otherwise indicates. In the opinion of management, all adjustments necessary to present fairly our consolidated financial position as of March 31, 2013, our results of operations and comprehensive income for the three months ended March 31, 2013 and 2012, and our cash flows for the three months ended March 31, 2013 and 2012 have been made. Such adjustments are of a normal, recurring nature. On March 25, 2013, we completed the sale of our installed base of gaming terminals in our pub business to Gamestec Leisure Limited (a subsidiary of Astra Games Limited) ("Gamestec") as disclosed in Note 2 of the Notes to Consolidated Financial Statements included in this Quarterly Report on Form 10-Q. Our consolidated financial statements and our notes to the consolidated financial statements are presented in accordance with Accounting Standards Codification (“ASC”) 205-20, Presentation of Financial Statements- Discontinued Operations for the three months ended March 31, 2013 and 2012.

Certain information and footnote disclosures normally included in consolidated financial statements prepared in accordance with accounting principles generally accepted in the United States of America ("U.S. GAAP") have been condensed or omitted. All monetary values set forth in these financial statements are in United States dollars ("USD" or "$") unless otherwise stated herein. These consolidated financial statements should be read in conjunction with the consolidated financial statements and notes thereto included in our 2012 Annual Report on Form 10-K. Interim results of operations are not necessarily indicative of results of operations for a full year.

Significant Accounting Policies

We describe our significant accounting policies in Note 1 of the Notes to Consolidated Financial Statements in our 2012 Annual Report on Form 10-K. Recently issued accounting guidance is summarized below:

In December 2011, the Financial Accounting Standards Board (the "FASB") issued guidance enhancing disclosure requirements about the nature of an entity's right to offset and related arrangements associated with its financial instruments and derivative instruments. The new guidance requires the disclosure of the gross amounts subject to rights of set-off, amounts offset in accordance with the accounting standards followed, and the related net exposure. In January 2013, the FASB clarified that the scope of this guidance applies to derivatives, including bifurcated embedded derivatives, repurchase agreements and reverse repurchase agreements, and securities borrowing and securities lending transactions that are either offset or subject to an enforceable master netting arrangement, or similar agreements. The new guidance became effective for us beginning January 1, 2013. The adoption of this amendment did not have a material impact on the Company's financial statements.

In February 2013, the FASB issued guidance on presentation of comprehensive income to improve the reporting of reclassifications out of accumulated other comprehensive income. The guidance requires an entity to provide information about the amounts reclassified out of accumulated other comprehensive income by component. In addition, an entity is required to present, either on the face of the statement where net income is presented or in the notes, significant amounts reclassified out of accumulated other comprehensive income by the respective line items of net income but only if the amount reclassified is required under U.S. GAAP to be reclassified to net income in its entirety in the same reporting period. For other amounts that are not required under U.S. GAAP to be reclassified in their entirety to net income, an entity is required to cross-reference to other disclosures required under U.S. GAAP that provide additional detail about those amounts. The adoption of this guidance did not have a material impact on the Company's financial statements as we did not have any material reclassifications out of accumulated other comprehensive income for the three months ended March 31, 2013.

In February 2013, the FASB amended guidance related to the recognition, measurement, and disclosure of obligations resulting from joint and several liability arrangements for which the total amount of the obligation within the scope of this guidance is fixed at the reporting date. The guidance requires an entity to measure obligations resulting from such arrangements as the sum of the amount the reporting entity agreed to pay pursuant to its agreement with its co-obligors and any additional amount it expects to pay on behalf of such co-obligors. In addition, the amendment requires an entity to disclose the nature and amount of the obligation as well as other information about the obligation. The guidance is effective for interim and annual periods beginning after December 15, 2013 and is to be applied retrospectively. The adoption of the amendment is not expected to have a material impact on the Company's financial position or results of operations.

In March 2013, the FASB amended guidance related to a parent company's accounting for the release of the cumulative translation adjustment into net income upon derecognition of certain subsidiaries or groups of assets within a foreign entity or of an investment in a foreign entity. This guidance is effective for fiscal periods beginning after December 15, 2013, and is to be applied prospectively to derecognition events occurring after the effective date. The Company does not anticipate that the adoption of this amendment will have a material impact on its financial statements.
(2) Acquisitions and Dispositions
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
On June 7, 2012, we acquired ADS/Technology and Gaming, Ltd. ("ADS") for £3,450, subject to certain adjustments. ADS provides maintenance and other services for licensed betting offices ("LBOs") in the U.K. We have integrated ADS into our existing Gaming business. Approximately £2,200 of the £3,450 purchase price was in excess of the preliminary fair value of the acquired net assets and has been allocated to goodwill. The operating results of ADS have been included in our Gaming segment and have been consolidated in our results of operations since the date of acquisition. Had the operating results of ADS been included as if the transaction was consummated on January 1, 2011, our pro forma results of operations for the years ended December 31, 2012 and 2011 would not have been materially different.
Dispositions

On March 25, 2013, we completed the sale of our installed base of gaming terminals in our pub business to Gamestec, for a purchase price of £534. In addition, we entered into certain ancillary agreements pursuant to which, among other things, we will provide certain transitional services to Gamestec for up to six months following the sale and will license content and software to them. The revenues and expenses of discontinued operations for the three months ended March 31, 2013 and 2012 are as follows:

	Three Months Ended
	March 31,
	2013	2012
Revenue:
Services	$1,761	$3,381

Operating expenses:
Cost of services (1)	2,551	2,556
Selling, general and administrative expenses	524	874
Employee termination and restructuring costs	—	571
Depreciation and amortization	597	2,050

Loss from discontinued operations	(1,911)	(2,670)

Other expense	(45)	(44)
Gain on sale of assets	828	—
Income tax benefits	262	665

Net loss from discontinued operations	$(866)	$(2,049)
(1) Exclusive of depreciation and amortization.

(3) Reportable Segment Information

We report our operations in three business segments: Printed Products, Lottery Systems and Gaming.
    The following tables set forth financial information for the three months ended March 31, 2013 and 2012, respectively, by reportable segments which represent the Company's continuing operations. Corporate expenses and corporate depreciation and amortization are not allocated to the reportable segments and are presented as unallocated corporate costs. See Note 2 of the Notes to Consolidated Financial Statements included in this Quarterly Report on Form 10-Q for the impact of our discontinued operations on the results of our Gaming segment for the three months ended March 31, 2013 and 2012.

	Three Months Ended March 31, 2013
	Printed Products	Lottery Systems	Gaming	Total
Revenue:
Instant tickets	$122,813	$—	$—	$122,813
Services	—	50,032	31,735	81,767
Sales	3,474	8,161	3,373	15,008
Total revenue	126,287	58,193	35,108	219,588
Cost of instant tickets (1)	68,194	—	—	68,194
Cost of services (1)	—	29,258	16,975	46,233
Cost of sales (1)	2,443	5,729	2,119	10,291
Selling, general and administrative expenses	12,474	7,538	7,586	27,598
Employee termination and restructuring costs	331	—	—	331
Depreciation and amortization	8,972	13,758	9,879	32,609
Segment operating income (loss) from continuing operations	$33,873	$1,910	$(1,451)	$34,332
Unallocated corporate costs				23,203
Consolidated operating income from continuing operations				$11,129

(1) Exclusive of depreciation and amortization.

	Three Months Ended March 31, 2012
	Printed Products	Lottery Systems	Gaming	Total
Revenue:
Instant tickets	$123,324	$—	$—	$123,324
Services	—	53,006	33,899	86,905
Sales	2,163	11,471	7,331	20,965
Total revenue	125,487	64,477	41,230	231,194
Cost of instant tickets (1)	69,963	—	—	69,963
Cost of services (1)	—	29,359	13,944	43,303
Cost of sales (1)	1,410	7,955	7,562	16,927
Selling, general and administrative expenses	11,015	7,053	5,234	23,302
Employee termination and restructuring costs	—	—	2,304	2,304
Depreciation and amortization	8,003	11,798	8,518	28,319
Segment operating income from continuing operations	$35,096	$8,312	$3,668	$47,076
Unallocated corporate costs				22,145
Consolidated operating income from continuing operations				$24,931

(1) Exclusive of depreciation and amortization.

The following table provides a reconciliation of reportable segment operating income from continuing operations to net income (loss) from continuing operations before income taxes for each period:

	Three Months Ended
	March 31,
	2013	2012
Reportable segment operating income from continuing operations	$34,332	$47,076
Unallocated corporate costs	(23,203)	(22,145)
Consolidated operating income from continuing operations	11,129	24,931
Interest expense	(25,008)	(24,898)
Earnings from equity investments	6,136	8,845
Other income (expense), net	(998)	522
Net (loss) income from continuing operations before income taxes	$(8,741)	$9,400

In evaluating financial performance, we focus on operating income as a segment’s measure of profit or loss. Segment operating income is income before other income (expense), net, interest expense, earnings from equity investments, unallocated corporate expenses and income taxes. The accounting policies of the reportable segments are the same as those described in our summary of significant accounting policies (see Note 1 of the Notes to Consolidated Financial Statements in our 2012 Annual Report on Form 10-K).

(4) Basic and Diluted Net (Loss) Income Per Share

The following represents a reconciliation of the numerator and denominator used in computing basic and diluted net (loss) income per share available to common stockholders for the three months ended March 31, 2013 and 2012:

	Three Months Ended
	March 31,
	2013	2012
Net (loss) income (numerator)
Net (loss) income from continuing operations	$(12,287)	$3,868
Net loss from discontinued operations	(866)	(2,049)
Net (loss) income	$(13,153)	$1,819
Shares (denominator)
Weighted average basic common shares outstanding	84,607	92,484
Effect of dilutive securities-stock rights	—	1,740
Weighted average diluted common shares outstanding	84,607	94,224
Basic and diluted per share amounts
Basic net (loss) income per share from continuing operations	$(0.15)	$0.04
Basic net loss per share from discontinued operations	(0.01)	(0.02)
Total basic net (loss) income per share	$(0.16)	$0.02

Diluted net (loss) income per share from continuing operations	$(0.15)	$0.04
Diluted net loss per share from discontinued operations	(0.01)	(0.02)
Diluted net (loss) income per share	$(0.16)	$0.02

For the three months ended March 31, 2013, there were no dilutive stock rights due to the net loss reported for the period. The weighted average diluted common shares outstanding for the three months ended March 31, 2012 excludes the effect of approximately 2,703 weighted average stock rights outstanding because their effect would be anti-dilutive.

(5) Inventories

Inventories consist of the following:

	March 31, 2013	December 31, 2012
Parts and work-in-process	$28,751	$27,355
Finished goods	42,029	43,900
Inventory	$70,780	$71,255

Parts primarily consist of spare parts for terminals and gaming machines to be sold to our Lottery Systems and Gaming customers and instant lottery ticket materials. Work-in-process includes labor and overhead costs associated with the assembly of lottery terminals to be sold to our Lottery Systems customers and printing of instant lottery tickets. Finished goods primarily consist of printed instant lottery tickets to be sold to our Printed Products customers.

(6) Intangible Assets and Goodwill
Subsequent to the filing of our 2012 Annual Report on Form 10-K, we adjusted the estimated fair values of certain assets acquired as part of our acquisition of Provoloto on June 8, 2012 to reflect new information obtained about facts and circumstances that existed as of the acquisition date that, if known, would have affected the amounts recognized as of that date. The adjustments resulted in an increase in goodwill of approximately $230 and a decrease in accounts receivable, net of allowance for doubtful accounts, of approximately $230. We have applied the adjustment retrospectively to the Consolidated Balance Sheet as of December 31, 2012.
The following presents certain information regarding our intangible assets as of March 31, 2013 and December 31, 2012. Amortizable intangible assets are being amortized on a straight-line basis over their estimated useful lives with no estimated residual values.

Intangible Assets	Gross Carrying Amount	Accumulated Amortization	Net Balance
Balance as of March 31, 2013
Amortizable intangible assets:
Patents	$13,887	$6,327	$7,560
Customer lists	39,694	25,016	14,678
Licenses	84,229	47,874	36,355
Intellectual property	22,673	19,075	3,598
Non-compete agreements	424	107	317
Lottery contracts	1,500	1,322	178
	162,407	99,721	62,686
Non-amortizable intangible assets:
Trade name	38,807	2,118	36,689
Total intangible assets	$201,214	$101,839	$99,375
Balance as of December 31, 2012
Amortizable intangible assets:
Patents	$13,741	$6,113	$7,628
Customer lists	41,471	25,349	16,122
Licenses	84,852	66,688	18,164
Intellectual property	24,268	20,107	4,161
Non-compete agreements	421	73	348
Lottery contracts	1,500	1,297	203
	166,253	119,627	46,626
Non-amortizable intangible assets:
Trade name	39,783	2,118	37,665
Total intangible assets	$206,036	$121,745	$84,291

The aggregate intangible amortization expense for the three months ended March 31, 2013 and March 31, 2012 was approximately $4,900 and $4,000, respectively.

The table below reconciles the change in the carrying amount of goodwill, by reporting segment, from December 31, 2012 to March 31, 2013.

Goodwill	Printed Products	Lottery Systems	Gaming	Totals
Balance as of December 31, 2012	$327,990	$210,682	$262,656	$801,328
Foreign Currency Adjustments	(862)	(809)	(16,895)	(18,566)
Balance as of March 31, 2013	$327,128	$209,873	$245,761	$782,762

(7) Equity Method Investments

There have been no changes in our equity method investments from those disclosed in Note 10 of the Notes to Consolidated Financial Statements in our 2012 Annual Report on Form 10-K.

(8) Long-Term Debt

Outstanding Debt
The following reflects outstanding debt as of March 31, 2013 and December 31, 2012:

	March 31, 2013	December 31, 2012
Revolver, varying interest rate, due 2015	$—	$—
Term Loan, varying interest rate, due 2015 (1)	558,115	559,619
8.125% Senior Notes, due 2018 ("2018 Notes")	250,000	250,000
9.250% Senior Notes, due 2019 ("2019 Notes") (2)	346,013	345,909
6.250% Senior Notes, due 2020 ("2020 Notes")	300,000	300,000
Chinese Renminbi Yuan ("RMB") denominated loans, due 2014 (the "China Loans") and Other Debt	13,514	12,523
Capital lease obligations as of March 31, 2013, payable monthly through 2017	100	115
Total long-term debt outstanding	1,467,742	1,468,166
Less: debt payments due within one year	(16,895)	(16,458)
Long-term debt, net of current installments	$1,450,847	$1,451,708

(1)	Total of $558,160 less amortization of a loan discount in the amount of $45 as of March 31, 2013. Total of $559,730 less amortization of a loan discount in the amount of $111 as of December 31, 2012.

(2)	Total of $350,000 less amortization of a loan discount in the amount of $3,987 and $4,091 as of March 31, 2013 and December 31, 2012, respectively.

Credit Agreement

We are party to a credit agreement, dated as of June 9, 2008, as amended and restated as of August 25, 2011 (as so amended, the “Credit Agreement”), among Scientific Games International, Inc. ("SGI"), as borrower, the Company, as a guarantor, the several lenders from time to time party thereto and JPMorgan Chase Bank, N.A., as administrative agent.
The Credit Agreement provides for a $250,000 senior secured revolving credit facility and senior secured term loan credit facilities under which $558,160 of term loan borrowings were outstanding as of March 31, 2013. There were no borrowings and $44,303 in outstanding letters of credit under the revolving credit facility as of March 31, 2013. As of March 31, 2013, we had approximately $205,697 available for additional borrowings or letter of credit issuances under the revolving credit facility. Amounts under the revolving credit facility may be borrowed, repaid and re-borrowed by SGI from time to time until maturity. Voluntary prepayments and commitment reductions under the Credit Agreement are permitted at any time, in whole or in part, without premium or penalty (other than break-funding costs), upon proper notice and subject to a minimum dollar requirement. The scheduled maturity date of the revolving credit facility commitments and the outstanding term loans is June 30, 2015.
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
Our ability to borrow under the Credit Agreement will depend on our remaining in compliance with the covenants contained in the Credit Agreement, including the maintenance of the applicable financial ratios. A summary of the terms of the Credit Agreement, including the financial ratios that the Company is required to maintain under the terms of the Credit Agreement, is included in Note 13 of the Notes to Consolidated Financial Statements in our 2012 Annual Report on Form 10-K.
We were in compliance with the covenants under the Credit Agreement as of March 31, 2013.
Other Debt
On April 15, 2013, we repaid with cash on hand RMB 50,000 aggregate principal amount of a China Loan. On April 19, 2013, the Chinese bank returned a letter of credit for $6,500 previously issued to support this debt.

Commitment Letter
In connection with the pending acquisition of WMS Industries Inc., ("WMS"), the Company and SGI entered into a commitment letter pursuant to which the lenders party thereto have agreed to provide the financing necessary to complete the transaction. The merger is not conditioned on our obtaining the proceeds of any financing, including the financing contemplated by the commitment letter. All indebtedness under our and WMS' current senior credit facilities will be refinanced or repaid in connection with the financing contemplated by the commitment letter, which we anticipate will result in a loss on the early extinguishment of debt related to the write-off of deferred financing fees related to our credit facility. For further information regarding the financing, please see the full text of the commitment letter, a copy of which is filed as exhibit 10.68 to our 2012 Annual Report on Form 10-K filed with the Securities and Exchange Commission ("SEC") on March 12, 2013.

(9) Fair Value Measurements
Fair value is defined as the exchange price that would be received for an asset or paid to transfer a liability (an exit price) in the principal or most advantageous market for the asset and liability in an orderly transaction between market participants at the measurement date. We estimate fair value of our assets and liabilities utilizing an established three-level hierarchy as described in Note 14 of the Notes to Consolidated Financial Statements in our 2012 Annual Report on Form 10-K.
The fair value of our financial assets and liabilities is determined by reference to market data and other valuation techniques as appropriate. We believe the fair value of our financial instruments, which are principally cash and cash equivalents, accounts receivable, other current assets, accounts payable and accrued liabilities, approximates their recorded values.
Foreign currency forward contracts
During the year ended December 31, 2012, we entered into foreign currency forward contracts for the sale of Euros for U.S. dollars to hedge a portion of the net investment in one of our subsidiaries that is denominated in Euros. Some of these foreign currency forward contracts settled in 2012. As of March 31, 2013, we had foreign currency forward contracts with an aggregate notional amount of €20,000 and a weighted average exchange rate of approximately 1.2690 that are scheduled to settle in May 2013.
We have designated the forward contracts as qualified hedges in accordance with ASC 815, Derivatives and Hedging. Gains and losses from the foreign currency forward contracts are recorded in accumulated other comprehensive (loss) income on our Consolidated Balance Sheets until the investment is liquidated. For the three months ended March 31, 2013, we recorded a gain associated with the forward contracts of approximately $725 in other comprehensive (loss) income on our Consolidated Statements of Operations and Comprehensive Income. The following table provides further information relating to the Company's foreign currency forward contracts at March 31, 2013.

	Location of Balance Sheet	Notional Amount	Weighted average exchange rate	Fair Value Asset (Liability)	Valuation Technique

Foreign currency forward contracts	Accrued Liabilities	€20,000	1.2690	(288)	Quoted prices in active markets for identical assets or liabilities
In accordance with ASC 323, Investments - Equity Method and Joint Ventures, we record our share of a derivative instrument held by Lotterie Nazionali S.r.l. ("LNS") in which we have a 20% equity investment. Changes in the fair value of the derivative instrument are recorded by LNS within other comprehensive income on LNS' statement of comprehensive income. During the three months ended March 31, 2013, we recorded a gain associated with our share of this derivative instrument of $5 in other comprehensive (loss) income on our Consolidated Statements of Operations and Comprehensive Income and in equity investments on our Consolidated Balance Sheet.

(10) Stockholders’ Equity

The following table sets forth the change in the number of shares of our Class A common stock outstanding during the three months ended March 31, 2013 and during the fiscal year ended December 31, 2012:

	Three Months Ended	Twelve Months Ended
	March 31, 2013	December 31, 2012
Shares outstanding as of beginning of period	84,395	92,433
Shares issued as part of equity-based compensation plans and the Employee Stock Purchase Plan, net of restricted stock units surrendered	818	1,119
Shares repurchased into treasury stock	(226)	(9,157)
Shares outstanding as of end of period	84,987	84,395

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
The Company may grant certain awards, the vesting of which is contingent upon the Company achieving certain performance targets. Upon determining that the performance target is probable, the fair value of the award is recognized over the service period, subject to potential adjustment.

Stock Options

A summary of the changes in stock options outstanding during the three months ended March 31, 2013 is presented below:

	Number of Options	Weighted Average Remaining Contract Term (Years)	Weighted Average Exercise Price	Aggregate Intrinsic Value
Options outstanding as of December 31, 2012	3,461	7.8	$9.34	$659
Granted	—		—	—
Exercised	—		—	—
Canceled	—		—	—
Options outstanding as of March 31, 2013	3,461	7.6	$9.34	$744
Options exercisable as of March 31, 2013	1,304	7.3	$10.25	$79

No options were granted during the three months ended March 31, 2013. For the three months ended March 31, 2013 and 2012, we recognized stock-based compensation expense of approximately $900 and $1,000, respectively, related to the vesting of stock options and the related tax benefit of approximately $360 and $380, respectively, prior to consideration of any valuation allowance recorded against the tax benefit.

As of March 31, 2013, we had unrecognized compensation expense of approximately $6,600 relating to stock option awards that will be amortized over a weighted average period of approximately two years.

Restricted Stock Units

A summary of the changes in RSUs outstanding during the three months ended March 31, 2013 is presented below:

	Number of RSUs	Weighted Average Grant Date Fair Value Per RSU
Unvested units as of December 31, 2012	4,815	$10.53
Granted	1,354	8.86
Vested	(918)	12.36
Canceled	(3)	10.76
Unvested units as of March 31, 2013	5,248	$10.05

For the three months ended March 31, 2013 and 2012, we recognized stock-based compensation expense of approximately $4,700 and $4,700, respectively, related to the vesting of RSUs and the related tax benefit of approximately $1,760 and $1,790, respectively, prior to consideration of any valuation allowance recorded against the tax benefit.

As of March 31, 2013, we had unrecognized compensation expense of approximately $44,500 relating to RSUs that will be amortized over a weighted average period of approximately two years.

In 2013, we adopted a change in the method of payment of the annual incentive compensation for 2013 under which certain senior executives of the Company will be paid all or a portion of any bonus earned by them for 2013 in the form of RSUs in lieu of cash. We recorded stock-based compensation expense of approximately $280 related to this program for the three months ended March 31, 2013. For further information, see our Current Report on Form 8-K filed with the SEC on May 3, 2013.

(12) Pension and Other Post-Retirement Plans

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

The following table sets forth the combined amount of net periodic benefit cost recognized for the three months ended March 31, 2013 and 2012:

	Three Months Ended
	March 31,
	2013	2012
Components of net periodic pension benefit cost:
Service cost	$639	$568
Interest cost	1,186	1,147
Expected return on plan assets	(1,409)	(1,227)
Amortization of actuarial gains	261	251
Amortization of prior service costs	(65)	(19)
Net periodic cost	$612	$720

We have a 401(k) plan for U.S.-based employees. We contribute 37.5 cents on the dollar for the first 6% of participant contributions for a match of up to 2.25% of eligible compensation.

(13) Income Taxes

 The effective tax rates for continuing operations of (40.6)% and 58.9%, respectively, for the three months ended March 31, 2013 and March 31, 2012 were determined using an estimated annual effective tax rate and after considering any discrete items for such periods. Due to a valuation allowance against our U.S. deferred tax assets, the effective tax rate for the three months ended March 31, 2013 does not include the benefit of the current year U.S. tax loss. As a result, income tax expense for the three months ended March 31, 2013 is primarily due to income tax expense in foreign jurisdictions.

(14) Litigation

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

In October 2012, SNAI filed a lawsuit in the Court of Appeals of Rome in Italy against Barcrest Group Limited ("Barcrest") and The Global Draw Limited ("Global Draw"), our subsidiary which acquired Barcrest from IGT-UK Group Limited, claiming liability based on breach of contract and tort. The lawsuit seeks to terminate SNAI's agreement with Barcrest and damages arising from the deactivation of the terminals, including among other things, lost profits, expenses and costs, potential awards to players who have sought to enforce what appeared to be winning jackpot and other tickets, compensation sought by managers of the gaming locations where SNAI video lottery terminals supplied by Barcrest were installed, damages to commercial reputation and any future damages arising from SNAI's potential loss of its concession or inability to obtain a new concession. While we believe we have meritorious defenses and potential third party recoveries, we are still in the process of evaluating the lawsuit and cannot currently predict the outcome of this matter.

Complaints challenging the pending WMS merger were filed in the Delaware Court of Chancery, the Circuit Court of Cook County, Illinois and the Circuit Court of the Nineteenth Judicial Circuit, Lake County, Illinois in 2013. The actions are putative class actions filed on behalf of the WMS stockholders. The complaints generally allege that the WMS directors breached their fiduciary duties in connection with their consideration and approval of the merger and in connection with their public disclosures concerning the merger. The complaints allege that other defendants, including WMS, Scientific Games Corporation and certain affiliates of Scientific Games Corporation, aided and abetted those alleged breaches.

The Delaware actions have been consolidated under the caption In re WMS Stockholders Litigation (C.A. No. 8279-VCP). The plaintiffs in the consolidated Delaware actions submitted to the Delaware Court of Chancery a letter advising that they had conferred with the plaintiffs in the Illinois actions and agreed to stay the consolidated Delaware action.

The Lake County, Illinois actions have been transferred to Cook County. All of the Illinois actions have been consolidated in Cook County with Gardner v. WMS Industries Inc., et al. (No. 2013 CH 3540).

On April 1, 2013, the plaintiffs in the Gardner action filed a motion for preliminary injunction to enjoin the WMS stockholder vote on the merger. On April 26, 2013, lead counsel in the Gardner action, on behalf of counsel for plaintiffs in all actions in Delaware and Illinois, agreed to withdraw the motion for preliminary injunction and not to seek to enjoin the WMS stockholder vote in return for WMS' agreement to make certain supplemental disclosures related to the merger. WMS made those supplemental disclosures on a Form 8-K filed with the SEC on April 29, 2013.

Scientific Games Corporation denies all liability with respect to the claims alleged in the Delaware and Illinois litigation, denies that it or any of its affiliates aided and abetted any purported breaches of fiduciary duty by the WMS directors and denies that any further disclosures are or were required to supplement the definitive proxy statement filed by WMS with the SEC.

Additional lawsuits relating to the merger agreement or the merger may be filed in the future. The outcome of the existing lawsuits or any future lawsuits cannot be predicted with certainty. An adverse judgment for monetary damages could have a material adverse effect on the operations and liquidity of WMS or us, as the case may be, and therefore could adversely affect the combined business if the merger is completed. A preliminary injunction could delay or jeopardize the completion of the merger, and an adverse judgment granting permanent injunctive relief could indefinitely enjoin completion of the merger.

(15) Financial Information for Guarantor Subsidiaries and Non-Guarantor Subsidiaries

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

Presented below is condensed consolidated financial information for (i) the Parent Company, (ii) SGI, (iii) the Guarantor Subsidiaries and (iv) our 100%-owned foreign subsidiaries and our non-100%-owned U.S. and foreign subsidiaries (collectively, the “Non-Guarantor Subsidiaries”) as of March 31, 2013 and December 31, 2012 and for the three months ended March 31, 2013 and 2012. The condensed consolidating financial information has been presented to show the nature of assets held, results of operations and cash flows of the Parent Company, SGI, the Guarantor Subsidiaries and the Non-Guarantor Subsidiaries assuming the guarantee structures of our obligations as disclosed in Note 13 of the Notes to Consolidated Financial Statements in our 2012 Annual Report on Form 10-K for all periods presented.

The condensed consolidated financial information reflects the investments of the Parent Company in the Guarantor and Non-Guarantor Subsidiaries using the equity method of accounting. Corporate interest and administrative expenses have not been allocated to the subsidiaries.

SCIENTIFIC GAMES CORPORATION AND SUBSIDIARIES
SUPPLEMENTAL CONDENSED CONSOLIDATING BALANCE SHEET
As of March 31, 2013

	Parent Company	SGI	Guarantor Subsidiaries	Non-Guarantor Subsidiaries	Eliminating Entries	Consolidated
Assets
Cash and cash equivalents	$16,703	$151	$—	$74,647	$(1,482)	$90,019
Restricted cash	—	—	—	28,543	—	28,543
Accounts receivable, net	—	59,790	28,966	93,747	—	182,503
Inventories	—	25,281	15,191	30,308	—	70,780
Note receivable	10,373	—	—	—	—	10,373
Other current assets	9,059	4,111	7,340	32,581	—	53,091
Property and equipment, net	6,079	147,453	33,697	193,455	—	380,684
Investment in subsidiaries	492,107	813,544	—	855,802	(2,161,453)	—
Goodwill	—	253,928	76,742	452,092	—	782,762
Intangible assets	—	41,816	38,369	19,190	—	99,375
Intercompany balances	58,739	—	310,248	—	(368,987)	—
Other assets	7,685	74,230	8,575	348,219	(2,613)	436,096
Total assets	$600,745	$1,420,304	$519,128	$2,128,584	$(2,534,535)	$2,134,226
Liabilities and stockholders’ equity
Current installments of long-term debt	$—	$6,280	$—	$10,615	$—	$16,895
Other current liabilities	17,573	54,624	31,928	115,383	(1,488)	218,020
Long-term debt, excluding current installments	250,000	1,197,849	—	2,998	—	1,450,847
Other non-current liabilities	17,022	25,771	31,876	57,645	—	132,314
Intercompany balances	—	144,608	—	224,398	(369,006)	—
Stockholders’ equity	316,150	(8,828)	455,324	1,717,545	(2,164,041)	316,150
Total liabilities and stockholders’ equity	$600,745	$1,420,304	$519,128	$2,128,584	$(2,534,535)	$2,134,226

SCIENTIFIC GAMES CORPORATION AND SUBSIDIARIES
SUPPLEMENTAL CONDENSED CONSOLIDATING BALANCE SHEET
As of December 31, 2012

	Parent Company	SGI	Guarantor Subsidiaries	Non-Guarantor Subsidiaries	Eliminating Entries	Consolidated
Assets
Cash and cash equivalents	$27,159	$201	$—	$82,834	$(1,179)	$109,015
Restricted cash	—	—	—	30,398	—	30,398
Accounts receivable, net	—	63,944	29,156	116,815	—	209,915
Inventories	—	25,411	16,063	29,781	—	71,255
Note receivable	10,298		—	—	—	10,298
Other current assets	9,693	3,809	6,773	33,507	—	53,782
Property and equipment, net	5,727	154,243	32,957	183,950	—	376,877
Investment in subsidiaries	520,969	802,425	—	855,801	(2,179,195)	—
Goodwill	—	253,928	76,741	470,659	—	801,328
Intangible assets	—	42,000	20,367	21,924	—	84,291
Intercompany balances	79,735	—	302,396	—	(382,131)	—
Other assets	6,479	74,923	7,507	353,455	(2,615)	439,749
Total assets	$660,060	$1,420,884	$491,960	$2,179,124	$(2,565,120)	$2,186,908
Liabilities and stockholders’ equity
Current installments of long-term debt	$—	$6,280	$—	$10,178	$—	$16,458
Other current liabilities	28,485	58,473	35,436	118,682	(1,187)	239,889
Long-term debt, excluding current installments	250,000	1,199,247	—	2,461	—	1,451,708
Other non-current liabilities	16,784	25,560	12,174	59,544	—	114,062
Intercompany balances	—	136,402	—	245,748	(382,150)	—
Stockholders’ equity	364,791	(5,078)	444,350	1,742,511	(2,181,783)	364,791
Total liabilities and stockholders’ equity	$660,060	$1,420,884	$491,960	$2,179,124	$(2,565,120)	$2,186,908

SCIENTIFIC GAMES CORPORATION AND SUBSIDIARIES
SUPPLEMENTAL CONDENSED CONSOLIDATING STATEMENT OF INCOME AND COMPREHENSIVE INCOME
Three Months Ended March 31, 2013

	Parent Company	SGI	Guarantor Subsidiaries	Non-Guarantor Subsidiaries	Eliminating Entries	Consolidated
Revenue	$—	$100,773	$12,115	$107,625	$(925)	$219,588
Cost of instant ticket revenue, cost of services and cost of sales (1)	—	32,546	34,348	59,907	(2,083)	124,718
Selling, general and administrative expenses	17,609	14,213	2,953	16,449	(583)	50,641
Employee termination and restructuring costs	—	—	—	331	—	331
Depreciation and amortization	160	9,105	5,506	17,998	—	32,769
Operating income (loss)	(17,769)	44,909	(30,692)	12,940	1,741	11,129
Interest expense	(5,306)	(19,440)	—	(262)	—	(25,008)
Other income (expense), net	2,464	(40,376)	41,665	3,126	(1,741)	5,138
Income (loss) before equity in income of subsidiaries, and income taxes	(20,611)	(14,907)	10,973	15,804	—	(8,741)
Equity in income (loss) of subsidiaries	10,117	10,917	—	—	(21,034)	—
Income tax expense	1,793	41	—	1,712	—	3,546
Net (loss) income from continuing operations	$(12,287)	$(4,031)	$10,973	$14,092	$(21,034)	$(12,287)

Net loss from discontinued operations	(866)	—	—	(866)	866	(866)

Net (loss) income	(13,153)	(4,031)	10,973	13,226	(20,168)	(13,153)

Other comprehensive income (loss)	(38,111)	280	—	(38,202)	37,922	(38,111)
Comprehensive income (loss)	$(51,264)	$(3,751)	$10,973	$(24,976)	$17,754	$(51,264)

(1) Exclusive of depreciation and amortization.

SCIENTIFIC GAMES CORPORATION AND SUBSIDIARIES
SUPPLEMENTAL CONDENSED CONSOLIDATING STATEMENT OF INCOME AND COMPREHENSIVE INCOME
Three Months Ended March 31, 2012

	Parent Company	SGI	Guarantor Subsidiaries	Non-Guarantor Subsidiaries	Eliminating Entries	Consolidated
Revenue	$—	$106,651	$9,549	$115,567	$(573)	$231,194
Cost of instant ticket revenue, cost of services and cost of sales (1)	—	32,990	34,214	64,615	(1,626)	130,193
Selling, general and administrative expenses	15,522	14,737	3,632	12,058	(651)	45,298
Employee termination and restructuring costs	—	—	—	2,304	—	2,304
Depreciation and amortization	149	7,320	4,777	16,222	—	28,468
Operating income (loss)	(15,671)	51,604	(33,074)	20,368	1,704	24,931
Interest expense	(5,302)	(19,172)	—	(424)	—	(24,898)
Other income (expense), net	2,188	(40,049)	45,321	3,611	(1,704)	9,367
Income (loss) before equity in income of subsidiaries, and income taxes	(18,785)	(7,617)	12,247	23,555	—	9,400
Equity in income (loss) of subsidiaries	(32,270)	12,107	—	—	20,163	—
Income tax expense	(54,923)	58,199	—	2,256	—	5,532
Net income (loss)	$3,868	$(53,709)	$12,247	$21,299	$20,163	$3,868

Net loss from discontinued operations	(2,049)	—	—	(2,049)	2,049	(2,049)

Net (loss) income	1,819	(53,709)	12,247	19,250	22,212	1,819

Other comprehensive income (loss)	25,422	219	—	25,031	(25,250)	25,422
Comprehensive income (loss)	$27,241	$(53,490)	$12,247	$44,281	$(3,038)	$27,241

(1) Exclusive of depreciation and amortization.

SCIENTIFIC GAMES CORPORATION AND SUBSIDIARIES
SUPPLEMENTAL CONDENSED CONSOLIDATING STATEMENT OF CASH FLOWS
Three Months Ended March 31, 2013

	Parent Company	SGI	Guarantor Subsidiaries	Non-Guarantor Subsidiaries	Eliminating Entries	Consolidated
Net cash (used in) provided by operating activities	$(15,176)	$646	$1,767	$35,998	$0	$23,235
Cash flows from investing activities:						—
Capital, lottery and gaming systems expenditures	(1,492)	(4,221)	(8,415)	(22,152)	—	(36,280)
Business acquisitions, net of cash acquired	—	—	—	(287)	—	(287)
Other assets and investments	(159)	(15)	—	1,830	—	1,656
Net cash used in investing activities	(1,651)	(4,236)	(8,415)	(20,609)	—	(34,911)
Cash flows from financing activities:
Net (payments) proceeds on long-term debt	—	(1,570)	—	946	—	(624)
Net redemptions of common stock under stock-based compensation plans	(2,945)	—	—	—	—	(2,945)
Payment of financing fees	—	(24)	—	—	—	(24)
Other, principally intercompany balances	9,315	5,433	6,345	(21,107)	14	—
Net cash provided by (used in) financing activities	6,370	3,839	6,345	(20,161)	14	(3,593)
Effect of exchange rate changes on cash	—	(299)	—	(3,428)	—	(3,727)
Decrease in cash and cash equivalents	(10,457)	(50)	(303)	(8,200)	14	(18,996)
Cash and cash equivalents, beginning of period	27,160	201	2,378	79,276	—	109,015
Cash and cash equivalents, end of period	$16,703	$151	$2,075	$71,076	$14	$90,019

SCIENTIFIC GAMES CORPORATION AND SUBSIDIARIES
SUPPLEMENTAL CONDENSED CONSOLIDATING STATEMENT OF CASH FLOWS
Three Months Ended March 31, 2012

	Parent Company	SGI	Guarantor Subsidiaries	Non-Guarantor Subsidiaries	Eliminating Entries	Consolidated
Net cash (used in) provided by operating activities	$(14,095)	$14,044	$1,337	$20,593	$45	$21,924
Cash flows from investing activities:
Capital, lottery and gaming systems expenditures	(423)	(6,078)	(3,757)	(11,539)	—	(21,797)
Business acquisitions, net of cash acquired	—	—	—	(344)	—	(344)
Other assets and investments	(12)	(51,411)	156	55,742	(2,136)	2,339
Net cash provided by (used in) investing activities	(435)	(57,489)	(3,601)	43,859	(2,136)	(19,802)
Cash flows from financing activities:
Net payments on long-term debt	—	(1,570)	—	(1,981)	—	(3,551)
Net redemptions of common stock under stock-based compensation plans	(3,555)	—	5	(2,141)	2,136	(3,555)
Purchase of treasury stock	—	—	—	—	—	—
Payment of financing fees	—	(57)	—	—	—	(57)
Other, principally intercompany balances	15,946	45,041	998	(61,940)	(45)	—
Net cash provided by (used in) financing activities	12,391	43,414	1,003	(66,062)	2,091	(7,163)
Effect of exchange rate changes on cash	—	272	—	770	—	1,042
Increase (decrease) in cash and cash equivalents	(2,139)	241	(1,261)	(840)	—	(3,999)
Cash and cash equivalents, beginning of period	24,042	56	2,379	77,925	—	104,402
Cash and cash equivalents, end of period	$21,903	$297	$1,118	$77,085	$—	$100,403

Item 2. Management’s Discussion and Analysis of Financial Condition and Results of Operations

The following Management’s Discussion and Analysis (“MD&A”) is intended to enhance the reader’s understanding of our operations and current business environment. This MD&A should be read in conjunction with “Management’s Discussion and Analysis of Financial Condition and Results of Operations” for the fiscal year ended December 31, 2012 and the “Business” section included in our 2012 Annual Report on Form 10-K.

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

Business Overview
General
We are a global leader in providing customized, end-to-end gaming solutions to lottery and gaming organizations worldwide. Our integrated array of products and services includes instant lottery games, lottery gaming systems, terminals and services, and internet applications, as well as server-based gaming terminals and associated gaming control systems. We also gain access to technologies and pursue global expansion through strategic supply agreements, acquisitions and equity investments.
We report our operations in three business segments: Printed Products, Lottery Systems and Gaming. Our revenue is classified as instant tickets revenue, service revenue and sales revenue. Instant tickets revenue includes revenue related to our instant lottery ticket fulfillment and services businesses, including our brand licensing and Properties Plus® businesses. Revenue generated from our sales of lottery systems, terminals, gaming terminals, gaming content and phone cards, which sales are typically non-recurring in nature and not subject to multi-year supply agreements, is categorized as sales revenue. All other revenue generated from Lottery Systems (including revenue from the validation of instant tickets and other systems management contracts) and Gaming is classified as service revenue. Certain unallocated expenses managed at the corporate level, comprised primarily of general and administrative costs and other income and expense, are not allocated to our business segments. See “Business Segments Results” below and Note 3 of the Notes to Consolidated Financial Statements included in this Quarterly Report on Form 10-Q for additional business segment information.
The discussion below highlights certain key drivers of our business and certain known trends, demands, commitments, events and uncertainties that have affected our recent, and may affect our future, financial and operating performance.
Pending Merger with WMS
On January 30, 2013, we entered into a merger agreement pursuant to which we agreed to acquire WMS Industries Inc., a leading supplier of gaming machines and interactive gaming systems and content ("WMS"), for $26.00 in cash per common share, for a total enterprise value of approximately $1,500.0 million.
The closing of the merger is subject to customary closing conditions, including approval of the merger by WMS stockholders and approvals by various regulatory authorities. We have filed an application for approval (or otherwise provided the required documentation or information), or have received confirmation that such approval is not required prior to the closing of the merger, in each of the jurisdictions where gaming regulatory approval is a condition to closing under the merger agreement. In March 2013, we received confirmation from the Federal Trade Commission of early termination of the waiting period under the Hart-Scott-Rodino Antitrust Improvements Act of 1976 in connection with the merger, which satisfied the related closing condition. A meeting of WMS stockholders to consider and vote on the proposed merger has been scheduled for May 10, 2013.
In connection with the merger agreement, we entered into a commitment letter pursuant to which the lenders party thereto have agreed to provide the financing necessary to complete the transaction. The merger is not conditioned on our obtaining the proceeds of any financing, including the financing contemplated by the commitment letter. All indebtedness under our and WMS' current senior credit facilities is contemplated to be refinanced or repaid in connection with the financing contemplated by the commitment letter, which we anticipate will result in a loss on the early extinguishment of debt related to the write-off of deferred financing fees related to our existing senior credit facility.
The merger agreement contains certain termination rights for both us and WMS and further provides that, in connection with termination of the merger agreement under specified circumstances, (i) we may be required to pay to WMS a termination fee of $100.0 million if all the conditions to closing have been met and the merger is not consummated because of a breach by our lenders of their obligations to finance the transaction, (ii) we may be required to pay to WMS a termination fee of $80.0 million if we are unable to obtain the gaming approvals that are conditions to closing prior to the termination date specified in the merger agreement or an order is issued pursuant to gaming laws prohibiting the closing of the merger, and (iii) WMS may be required to pay to us a termination fee of $44.3 million under specified circumstances, including, but not limited to, a change in the WMS board's recommendation of the merger or termination of the merger agreement by WMS to enter into a written definitive agreement for a “superior proposal” (as defined in the merger agreement).
The transaction is expected to be completed by the end of 2013. However, no assurance can be given that the merger will be completed.
In connection with the pending merger, we incurred approximately $3.8 million in regulatory costs, professional fees and other expenses in the three months ended March 31, 2013, with additional transaction-related fees and expenses anticipated to be incurred throughout the balance of 2013.
For additional information regarding the pending merger with WMS and the contemplated financing, please see the full text of the merger agreement, a copy of which is filed as exhibit 2.1 to our Current Report on Form 8-K filed with the Securities and Exchange Commission (“SEC”) on February 5, 2013, and the full text of the commitment letter, a copy of which is filed as exhibit 10.68 to our 2012 Annual Report on Form 10-K filed with the SEC on March 12, 2013.
Printed Products
Our Printed Products segment is primarily comprised of our global instant ticket lottery business. We generate revenue from the manufacture and sale of instant tickets, as well as the provision of value-added services such as game design, sales and marketing support, specialty games and promotions, inventory management and warehousing and fulfillment services. We also provide lotteries with fully integrated instant ticket product management services under our cooperative service programs ("CSPs") to help them efficiently and effectively manage and support their operations to achieve higher retail sales and lower operating costs. Moreover, we provide licensed games, promotional entertainment and internet-based services to the lottery industry. Our U.S. instant ticket contracts typically have an initial term of three to five years and frequently include multiple renewal options for additional periods ranging from one to five years, which our customers have generally exercised in the past. We typically sell our instant lottery tickets for a price per thousand units (“PPK”) or for a fee equal to a percentage of the retail sales of the instant lottery tickets (“POS”). Under our CSP contracts we are typically paid on a POS basis. Some of our international customers purchase instant lottery tickets periodically rather than through multi-year supply contracts.
We consider retail sales of instant tickets to be a key performance indicator of our instant ticket revenue, although there may not always be a direct correlation between retail sales and our instant ticket revenue due to the type of contract (e.g., PPK versus POS or CSP contracts), the impact of changes in our customer contracts, the performance of our licensed properties business or other factors. Based on third-party data, our customers' total instant ticket lottery retail sales increased 2.0% for the three months ended March 31, 2013 compared to the prior year period, driven by strong performance in larger states. The year-over-year change in retail sales reflected challenging comparisons with the strong retail sales levels in the prior-year period.
Our licensed game contracts are generally game-specific and therefore short-term and non-recurring. Our instant ticket revenue may be negatively impacted to the extent we are unable to continue to win licensed game-specific or multi-state game contracts. On January 30, 2013, we entered into a new license agreement with Hasbro International, Inc. (“Hasbro”) for the use of certain of Hasbro's licensed properties through December 31, 2016.
There has been increased interest within the lottery industry in player loyalty programs, which we believe may result in further growth opportunities for our Properties Plus loyalty program, which features players clubs, reward programs, second chance promotional websites and interactive games. We commenced new Properties Plus programs with four lotteries during 2012 and had a total of seven active programs as of December 31, 2012. In February 2013, the Maryland lottery signed an agreement with us for a Properties Plus program and we are in active discussions with other lotteries regarding these programs, both in the U.S. and internationally.
We are the primary supplier of instant lottery tickets for Lotterie Nazionali S.r.l. ("LNS"), in which we have a 20% equity investment, which was awarded the concession to be the exclusive operator of the Italian Gratta e Vinci instant ticket lottery beginning on October 1, 2010. The concession has an initial term of nine years (subject to a performance evaluation during the fifth year) and could be extended by the Italian lottery authority for an additional nine years. Over the life of the concession, we expect that we will supply no less than 80% of LNS' instant ticket production requirements. Retail sales for LNS for the three months ended March 31, 2013 declined by approximately 2.8% compared to the same period in 2012, which we believe was due in part to a decline in consumer spending related to difficult economic conditions in Italy.
Northstar Lottery Group, LLC ("Northstar Illinois"), in which we have a 20% equity investment, commenced operations as the private manager of the Illinois lottery on July 1, 2011 under a private management agreement ("PMA") with the State of Illinois. Northstar Illinois is entitled to receive annual incentive compensation payments from the State to the extent it is successful in increasing the lottery's net income (as defined in the PMA) above specified target levels, subject to a cap of 5% of the applicable year's net income. Northstar Illinois will be responsible for payments to the State to the extent such targets are not achieved, subject to a similar cap. These net income target levels are subject to upward or downward adjustment under certain circumstances in accordance with the terms of the PMA. Northstar may seek downward adjustments to the net income targets in the event certain actions of the State (or the federal government) have a material adverse effect on the lottery's net income and the ability of Northstar Illinois to receive incentive compensation payments. Additional information regarding our equity investment in Northstar Illinois and the terms of the incentive compensation and shortfall payments is included in Note 10 of the Notes to Consolidated Financial Statements in our 2012 Annual Report on Form 10-K.
In November 2012, an arbitrator determined that Northstar Illinois is entitled to a $28.4 million downward adjustment to the net income target for the lottery's 2012 fiscal year and a $2.9 million downward adjustment to the net income target for the lottery's 2013 fiscal year. We understand that the State has objected to the arbitrator's determination. As of the date of this Quarterly Report on Form 10-Q, it is unclear if these adjusted net income targets are final or subject to further review or adjustment. In March 2013, the State notified Northstar Illinois that the State had calculated net income for the lottery's 2012 fiscal year to be $756.8 million, which would result in a shortfall payment of $20.1 million payable by Northstar Illinois to the State. We understand that the State's calculation of net income was based on unaudited information and is substantially lower than Northstar Illinois' calculation of net income. We understand that Northstar Illinois intends to seek to resolve the variance under the dispute resolution process contemplated by the PMA. Accordingly, as of the date of this Quarterly Report on Form 10-Q, Northstar Illinois is unable to estimate, and therefore has not recorded, any amounts in respect of annual incentive compensation or net income shortfall payments.

As U.S. and international jurisdictions increasingly look toward lottery and gaming as a source to grow revenue, we believe there will be continued interest in pursuing an outsourcing model whereby the day-to-day management of lotteries is conducted by a third party, similar to the PMA model in Illinois. To the extent any of our lottery customers enters into a private management agreement, such lottery customer or the private manager may terminate our existing contract(s) with the lottery customer as part of the transition to the private management model. In 2012, the Indiana lottery awarded a private management agreement to one of our competitors. On March 25, 2013, we entered into an instant ticket lottery contract for five years with the manager of the Indiana lottery, which contract went into effect April 2013 following the expiration of the instant ticket lottery contract we had with the Indiana lottery.
In December 2012, we formed Northstar New Jersey Lottery Group, a joint venture with GTECH and a subsidiary of the administrator of the Ontario Municipal Employees Retirement System (OMERS) (“Northstar New Jersey”), to bid for a 15-year contract to provide marketing and sales services for the New Jersey lottery. In April 2013, the State issued a notice of intent to award the contract to Northstar New Jersey. The contract award is subject to a protest by a union that represents certain of the lottery workers. If and when the services agreement is executed, our joint venture entity will be obligated to pay an upfront fee of $120.0 million to the State. Under the terms of the contemplated joint venture agreement, we will own a 17.69% equity interest in the joint venture and will therefore be responsible for approximately $21.2 million, or 17.69%, of the upfront fee payable to the State, plus our pro rata share of initial working capital requirements of the joint venture. We expect to serve as the primary instant ticket supplier during the term of the services agreement and have a 30% economic interest (and be responsible for 30% of the capital requirements) associated with the supply of instant lottery tickets, lottery systems and services, and potentially a player loyalty and rewards program to the joint venture.
    On December 12, 2012, the Hellenic Republic Asset Development Fund provisionally awarded a consortium in which we own a 16.5% equity interest a 12-year concession for the exclusive rights to the production, operation and management of instant ticket and certain traditional lotteries in Greece. The consortium is principally comprised of OPAP S.A., Scientific Games and Intralot, S.A. In April 2013, the provisional award of the concession was approved by the Greek court of auditors and the related protest period subsequently expired. Operations under the new concession are subject to Greek parliamentary approval and approval of the Greek competition authority. We will be responsible for providing instant lottery ticket marketing services to the lotteries and expect to enter into a supply agreement for the exclusive provision of all instant ticket production and game design services to the consortium. If the award is approved, the consortium will make an upfront payment of €190 million, of which our portion will be €31.4 million, and will be responsible for a monthly fee to the Greek state equal to a percentage of gross gaming revenue. According to third-party data, in 2011, OPAP generated €4.4 billion in total lottery retail sales in Greece, or approximately €386 on a per capita basis, making it the third largest lottery in the world in terms of per capita sales based on third-party data. The instant ticket lottery has been inactive since 2003.
In May, a strategic alliance we formed with a Panamanian company entered into a 10-year contract with the Panama lottery to supply instant tickets under a cooperative services program until 2023. We are the exclusive supplier of instant tickets and services to the consortium for the term of the contract.

Lottery Systems

We are a leading provider of customized computer software, software support, and equipment and data communication services to lotteries. In the U.S., we typically provide the necessary equipment, software and maintenance services pursuant to long-term contracts that typically have an initial term of at least five years and under which we are generally paid a fee equal to a percentage of the lottery's total retail sales. Our U.S. contracts typically contain multiple renewal options, which our customers have generally exercised in the past. Internationally, we typically sell point-of-sale terminals and/or computer software to lottery authorities and may provide ongoing fee-based systems and software support services. In addition, we are the exclusive instant ticket validation network provider to the China Sports Lottery ("CSL").
We believe that retail sales of draw games is a key performance indicator of our lottery systems service revenue, although there may not always be a direct correlation between retail sales and our lottery systems revenue due to the terms of contracts, the impact of changes in our customer contracts or other factors. The level of jackpots of the Powerball® and Mega Millions® multi-state draw lottery games have an impact on U.S. retail sales and, therefore, on our service revenue in any given period. The industry experienced the largest Mega Millions jackpot in history ($656 million) during the three months ended March 31, 2012. There were no Mega Millions or Powerball jackpots of comparable size during the three months ended March 31, 2013.

Based on third-party data, our Lottery Systems customers' total draw game retail sales in the U.S. decreased 14.9% for the three months ended March 31, 2013 compared to the same period in 2012. Our Lottery Systems service revenue in the U.S. decreased 7.9% for the three months ended March 31, 2013 compared to the prior-year period due in part to the size of a Mega Millions jackpots in the respective period. Our Lottery Systems service revenue is also impacted by retail sales of instant lottery tickets where we provide instant lottery ticket validation services as part of a lottery systems contract. Our Lottery Systems sales revenue primarily relates to sales of equipment that are non-recurring in nature.

Our lottery systems contract with the Indiana lottery was terminated in connection with the award of a private management agreement to another vendor. In January 2013, we entered into an agreement with the private manager of the Indiana lottery to provide our existing lottery systems equipment and related services through August 2016, which contract commenced in April 2013. In February 2013, we executed a five-year extension of our lottery systems contract with the Connecticut lottery. In March 2013, we executed a contract with the Oklahoma Lottery to continue supplying instant tickets and lottery services for an initial period of one year subject to nine one-year contract extension options held by the lottery. In May 2013, a strategic alliance, principally comprised of us and 888 Holdings Public Limited Company, as the primary vendor, and Williams Interactive LLC (a wholly owned subsidiary of WMS), as the game content vendor, was awarded a contract to provide internet gaming systems and services to the Delaware Lottery for an initial period of five years, subject to four one-year contract extensions held by the lottery.

We are the exclusive instant ticket validation network provider to the CSL under an agreement that expires in January 2016. Under the terms of this agreement, the POS rate we receive decreased by 0.1% in January 2012 and is scheduled to decrease by an additional 0.1% in January 2014. We have seen a recent decline in our instant ticket validation revenue and our joint venture's instant ticket printing revenue as instant ticket retail sales of the CSL have declined. For the three months ended March 31, 2013, instant ticket retail sales of the CSL decreased approximately 12.5% compared to the same period in 2012. We remain focused on improving retail sales by expanding the lottery retailer network and increasing our involvement in the game selection process. We believe it will take some time for any such actions to take effect. To the extent we are not able to successfully implement these remedial actions and offset our CSL contract rate reductions by retail sales growth, our revenue and profitability may be adversely affected.

Gaming
We are a leading supplier of server-based gaming terminals and systems and game content primarily to bookmakers that operate licensed betting offices ("LBOs") in the U.K. and to gaming operators outside the U.K. We also supply gaming terminals, systems and game content to bingo halls and arcades in the U.K. and continental Europe. We provide many of our Gaming customers with turnkey offerings, which typically include gaming terminals, remote management of game content and management information, central computer systems, secure data communication and field support services. We develop our own game content and supplement our offerings with content from third parties. We also provide interactive gaming products and services including development and marketing of digital content, products, services and end-to-end solutions that address interactive, social, casual and mobile gaming opportunities.
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

Our U.K. LBO contracts generally have initial terms of two to four years with potential extensions. Our gross win per terminal per day decreased approximately 1.2% for the three months ended March 31, 2013 compared to the same period in 2012, which we believe is due in part to challenging economic conditions and inclement weather that resulted in reduced LBO activity. Our gross win per terminal per day showed sequential improvement in each of the three months ended March 31, 2013. We had an installed base of approximately 21,500 and 22,900 LBO gaming terminals in the U.K. as of March 31, 2013 and 2012, respectively. The decrease in our LBO installed base is primarily a result of the expiration of our contract with William Hill PLC ("William Hill"), a major U.K. bookmaker, in early 2012. The removal of the gaming terminals associated with such contract negatively impacted our results of operations for the three months ended March 31, 2013.

We are also a leading supplier of gaming content, platforms and systems to gaming operators in the U.K. and continental Europe, LBOs, bingo halls and arcades. We have an expansive library of gaming titles and properties, as well as an existing base of business in interactive gaming in which game content is made available through internet, mobile and other digital delivery channels. We had an installed base of approximately 2,600 related to our bingo hall and arcade business as of March 31, 2013 and 5,800 gaming terminals related to our U.K. pub, bingo hall and arcade business as of March 31, 2012. In January 2012, following a comprehensive strategic review, we announced our exit from the amusement with prize ("AWP") analog terminal business of Barcrest Group Limited ("Barcrest"), which we acquired in October 2011, in order to focus our game design and other resources solely on our digital server-based supply model. We also reorganized our pub business to more effectively capitalize on the Barcrest acquisition. On March 25, 2013, we sold our installed base of gaming terminals in our pub business to a third party and entered into a transitional services agreement for approximately six months. The sale of the gaming terminals decreased our installed base of gaming terminals but did not have a material impact on our results of operations for the three months ended March 31, 2013.

We continue to seek to expand our server-based gaming terminal business outside the U.K., with current deployments in the Caribbean, Czech Republic, Mexico and Puerto Rico. We had an installed base of approximately 5,600 and 5,900 gaming terminals outside of the U.K. as of March 31, 2013 and 2012, respectively. In April 2012, approximately 1,400 video lottery terminals operated by SNAI in Italy and supplied by Barcrest were deactivated following the erroneous printing of what appeared to be winning jackpot and other tickets. The deactivation of the terminals negatively impacted the Gaming results of operations for the three months ended March 31, 2013. See "Legal Proceedings" in Part II, Item 1 of this Quarterly Report on Form 10-Q for further information. We are recording the revenue from our gaming contract with a customer in Puerto Rico on a cost recovery (cash basis) method, which negatively impacted our Gaming results of operations for the three months ended March 31, 2013 compared to the prior-year period.
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
Competition and Foreign Currency Risk
We believe we are likely to continue to experience a highly competitive environment for U.S. and international customer contracts in connection with bids, re-bids, extensions and renewals, which could lead to loss of contracts, rate or volume reductions and additional service requirements in contracts that we win or retain. See the table under “Business - Contract Procurement” in Item 1 of our 2012 Annual Report on Form 10-K for additional information regarding our customer contracts, including when they may become subject to re-bid, extension, or renewal. Our strategy to mitigate these industry trends includes working with our customers to grow their sales through a variety of methods, including launching new products and services, implementing innovative technologies and marketing tools, and expanding retail distribution.

We derived approximately 53% and 52% of our annual revenue from sales to customers outside of the U.S. in 2012 and 2011, respectively, and are affected by fluctuations in foreign currency exchange rates, particularly the British Pound Sterling and the Euro. The British Pound Sterling and the Euro represented, respectively, approximately $59 million, or 26.5%, and $13 million, or 5.9%, of our consolidated revenue for the three months ended March 31, 2013. Historically, foreign currency fluctuations have impacted our revenue more than our expenses, as a portion of our raw materials, such as paper, ink and point-of-sale terminals, is contracted for in U.S. dollars. We also have foreign currency exposure related to certain of our equity investments. Our earnings from our Euro-denominated equity investment in LNS were $5.0 million for the three months ended March 31, 2013. Our foreign currency exposure from equity investments denominated in other foreign currencies was not material in the aggregate for the three months ended March 31, 2013. When we refer to the impact of foreign currency exchange rate fluctuations, we are referring to the difference between the relevant period rates and the prior period rates applied to the relevant period activity.
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
During 2012, we entered into foreign currency forward contracts to hedge a portion of the net investment in one of our subsidiaries that is denominated in Euros. These foreign currency forward contracts are described in Note 9 of the Notes to Consolidated Financial Statements included in this Quarterly Report on Form 10-Q.
Recently Issued Accounting Guidance

In December 2011, the Financial Accounting Standards Board (the "FASB") issued guidance enhancing disclosure requirements about the nature of an entity's right to offset and related arrangements associated with its financial instruments and derivative instruments. The new guidance requires the disclosure of the gross amounts subject to rights of set-off, amounts offset in accordance with the accounting standards followed, and the related net exposure. In January 2013, the FASB clarified that the scope of this guidance applies to derivatives, including bifurcated embedded derivatives, repurchase agreements and reverse repurchase agreements, and securities borrowing and securities lending transactions that are either offset or subject to an enforceable master netting arrangement, or similar agreements. The new guidance became effective for us beginning January 1, 2013. The adoption of this amendment did not have a material impact on the Company's financial statements.

In February 2013, the FASB issued guidance on presentation of comprehensive income to improve the reporting of reclassifications out of accumulated other comprehensive income. The guidance requires an entity to provide information about the amounts reclassified out of accumulated other comprehensive income by component. In addition, an entity is required to present, either on the face of the statement where net income is presented or in the notes, significant amounts reclassified out of accumulated other comprehensive income by the respective line items of net income but only if the amount reclassified is required under U.S. GAAP to be reclassified to net income in its entirety in the same reporting period. For other amounts that are not required under U.S. GAAP to be reclassified in their entirety to net income, an entity is required to cross-reference to other disclosures required under U.S. GAAP that provide additional detail about those amounts. The adoption of this guidance did not have a material impact on the Company's financial statements as we did not have any material reclassifications out of accumulated other comprehensive income for the three months ended March 31, 2013.

In February 2013, the FASB amended guidance related to the recognition, measurement, and disclosure of obligations resulting from joint and several liability arrangements for which the total amount of the obligation within the scope of this guidance is fixed at the reporting date. The guidance requires an entity to measure obligations resulting from such arrangements as the sum of the amount the reporting entity agreed to pay pursuant to its agreement with its co-obligors and any additional amount it expects to pay on behalf of such co-obligors. In addition, the amendment requires an entity to disclose the nature and amount of the obligation as well as other information about the obligation. The guidance is effective for interim and annual periods beginning after December 15, 2013 and is to be applied retrospectively. The adoption of the amendment is not expected to have a material impact on the Company's financial position or results of operations.

In March 2013, the FASB amended guidance related to a parent company's accounting for the release of the cumulative translation adjustment into net income upon derecognition of certain subsidiaries or groups of assets within a foreign entity or of an investment in a foreign entity. This guidance is effective for fiscal periods beginning after December 15, 2013, and is to be applied prospectively to derecognition events occurring after the effective date. The Company does not anticipate that the adoption of this amendment will have a material impact on its financial statements.

CONSOLIDATED RESULTS

			Variance for the
	Three Months Ended		Three Months Ended
	March 31,		March 31,
	2013	2012	2013 vs. 2012
	(in thousands)		(in millions)
Revenue:
Instant tickets	$122,813	$123,324	$(0.5)	(0.4)%
Services	81,767	86,905	(5.1)	(5.9)%
Sales	15,008	20,965	(6.0)	(28.4)%
Total revenue	219,588	231,194	(11.6)	(5.0)%
Operating expenses:
Cost of instant tickets (1)	68,194	69,963	(1.8)	(2.5)%
Cost of services (1)	46,233	43,303	2.9	6.8%
Cost of sales (1)	10,291	16,927	(6.6)	(39.2)%
Selling, general and administrative	50,641	45,298	5.3	11.8%
Employee termination and restructuring	331	2,304	(2.0)	(85.6)%
Depreciation and amortization	32,769	28,468	4.3	15.1%
Operating income	11,129	24,931	(13.8)	(55.4)%
Other income (expense):
Interest expense	(25,008)	(24,898)	(0.1)	0.4%
Earnings from equity investments	6,136	8,845	(2.7)	(30.6)%
Other (expense) income, net	(998)	522	(1.5)	(291.2)%
Net (loss) income from continuing operations before income taxes	(8,741)	9,400	(18.1)	(193.0)%
Income tax expense	3,546	5,532	(2.0)	(35.9)%
Net (loss) income from continuing operations	$(12,287)	$3,868	$(16.2)	(417.7)%

Discontinued operations
Loss from discontinued operations	$(1,911)	$(2,670)	$0.8	(28.4)%
Other expense	(45)	(44)	—	2.3%
Gain on sale of assets	828	—	0.8	n/m
Income tax benefits	262	665	$(0.4)	(60.6)%
Net loss from discontinued operations	$(866)	$(2,049)	$1.2	(57.7)%

Net (loss) income	$(13,153)	$1,819	$(15.0)	(823.1)%

(1) Exclusive of depreciation and amortization.

Three Months Ended March 31, 2013 Compared to Three Months Ended March 31, 2012

Revenue Analysis

The decrease in consolidated revenue reflected a decrease in consolidated service revenue related to lower jackpots for the Mega Millions® multi-state draw lottery game compared to the prior-year period when state lotteries experienced historically high jackpots. In addition, we experienced lower Gaming service revenue due to the loss of the William Hill contract in early 2012 and lower service revenue from our gaming customers outside the U.K. The decrease in sales revenue reflected lower hardware and software sales to our U.S. and international Lottery Systems customers and lower sales of gaming terminals to our Gaming customers, which sales can fluctuate from period to period due to their non-recurring nature.
Cost of Revenue
Consolidated cost of revenue decreased primarily as a result of lower revenue. Cost of instant tickets decreased 2.5% compared to a decrease in instant ticket revenue of 0.4%. Cost of services increased 6.8% compared to a decrease in services revenue of 5.9%, mainly due to a less profitable revenue mix primarily attributable to our Gaming business for the three months ended March 31, 2013. Cost of sales decreased 39.2% compared to a decrease in sales revenue of 28.4%.
Selling, General and Administrative ("SG&A")
The increase in SG&A reflected higher acquisition-related fees and expenses of $4.3 million, an insurance recovery received in the prior year period of $2.2 million, incremental overhead of $1.1 million related to our 2012 acquisitions and higher legal fees and expenses related to our gaming business in Italy of $1.0 million. These increases were partially offset by lower compensation expense of $3.4 million.
Employee Termination and Restructuring Costs

Employee termination and restructuring costs decreased due to restructuring costs incurred in the prior year period related to our exit from the Barcrest analog AWP business, the reorganization of our pub business and the restructuring of our Australian printing operations in the prior year period.

Depreciation and Amortization Expense Analysis

Depreciation and amortization expense increased in part due to an increase in amortization of intangible assets in our licensed properties business and an increase in depreciation related to our China operations.

Other Income and Expense

Interest expense during the three months ended March 31, 2013 was flat compared to the prior year period.

Earnings from equity investments decreased primarily due to a decrease in earnings from our investments in LNS, Roberts Communication Network, LLC and our China joint ventures.

Income Tax Expense

Income tax expense was lower due to a decrease in estimated foreign income taxes. The effective income tax rates for continuing operations for the three months ended March 31, 2013 and 2012 were (40.6%) and 58.9%, respectively. Due to a valuation allowance against our U.S. deferred tax assets, the effective tax rate for the three months ended March 31, 2013 does not include the benefit of the current year U.S. tax loss.

Discontinued Operations

On March 25, 2013, we completed the sale of our installed base of gaming terminals in our pub business to Gamestec Leisure Limited (a subsidiary of Astra Games Limited) ("Gamestec"), for a purchase price of £0.534. See Note 2 of the Notes to Consolidated Financial Statements included in this Quarterly Report on Form 10-Q for the impact on the results of operations for the three months ended March 31, 2013 and 2012, respectively.

BUSINESS SEGMENTS RESULTS

Printed Products

			Variance for the
	Three Months Ended		Three Months Ended
	March 31,		March 31,
	2013	2012	2013 vs. 2012
	(in thousands)		(in millions)
Revenue:
Instant tickets	$122,813	$123,324	$(0.5)	(0.4)%
Services	—	—	—	—%
Sales	3,474	2,163	1.3	60.6%
Total revenue	126,287	125,487	0.8	0.6%
Operating expenses:
Cost of instant tickets (1)	68,194	69,963	(1.8)	(2.5)%
Cost of services (1)	—	—	—	—%
Cost of sales (1)	2,443	1,410	1.0	73.3%
Selling, general and administrative	12,474	11,015	1.5	13.2%
Employee termination and restructuring	331	—	0.3	—%
Depreciation and amortization	8,972	8,003	1.0	12.1%
Operating income	$33,873	$35,096	$(1.2)	(3.5)%

  (1) Exclusive of depreciation and amortization.

Three Months Ended March 31, 2013 Compared to Three Months Ended March 31, 2012

Revenue

Instant ticket revenue, which was relatively flat compared to the prior year period, reflected higher international POS and CSP contract revenue of $1.3 million, the acquisition of Provoloto, as well as a $2.9 million increase from our licensed properties business largely due to our new Properties Plus contracts. These increases were partially offset by lower U.S. and international PPK contract revenue of $4.8 million, primarily due to contract revisions and the timing of orders, and lower U.S. POS and CSP contract revenue of $2.0 million. Revenue for the quarter ended March 31, 2013 also reflected a favorable foreign currency translation of approximately $0.2 million.
Operating Income
Operating income decreased primarily due to higher depreciation expense of $1.0 million principally related to our licensed properties business and higher SG&A of $1.5 million principally due to an insurance recovery received in the prior-year period, partially offset by lower compensation expense for the quarter ended March 31, 2013.

Lottery Systems

			Variance for the
	Three Months Ended		Three Months Ended
	March 31,		March 31,
	2013	2012	2013 vs. 2012
	(in thousands)		(in millions)
Revenue:
Instant tickets	$—	$—	$—	—%
Services	50,032	53,006	(3.0)	(5.6)%
Sales	8,161	11,471	(3.3)	(28.9)%
Total revenue	58,193	64,477	(6.3)	(9.7)%
Operating expenses:
Cost of instant tickets (1)	—	—	—	—%
Cost of services (1)	29,258	29,359	(0.1)	(0.3)%
Cost of sales (1)	5,729	7,955	(2.2)	(28.0)%
Selling, general and administrative	7,538	7,053	0.5	6.9%
Depreciation and amortization	13,758	11,798	2.0	16.6%
Operating income	$1,910	$8,312	$(6.4)	(77.0)%

(1) Exclusive of depreciation and amortization.

Three Months Ended March 31, 2013 Compared to Three Months Ended March 31, 2012

Revenue

The decrease in Lottery Systems service revenue was primarily due to the lower jackpots of the Mega Millions® multi-state draw lottery game compared to the prior-year period when state lotteries experienced the largest jackpot in history. We also experienced lower service revenue of $0.8 million from our China business. The decrease in Lottery Systems sales revenue reflected lower hardware and software sales to our U.S. and international customers, which can fluctuate from period to period due to their non-recurring nature. Revenue for the three months ended March 31, 2013 reflected a favorable foreign currency translation of approximately $0.2 million.

Operating Income

Operating income decreased primarily due to lower service and sales revenue and increased depreciation primarily attributable to our China operations.

Gaming

			Variance for the
	Three Months Ended		Three Months Ended
	March 31,		March 31,
	2013	2012	2013 vs. 2012
	(in thousands)		(in millions)
Revenue:
Instant tickets	$—	$—	$—	—%
Services	31,735	33,899	(2.2)	(6.4)%
Sales	3,373	7,331	(4.0)	(54.0)%
Total revenue	35,108	41,230	(6.1)	(14.8)%
Operating expenses:
Cost of instant tickets (1)	—	—	—	—%
Cost of services (1)	16,975	13,944	3.0	21.7%
Cost of sales (1)	2,119	7,562	(5.4)	(72.0)%
Selling, general and administrative	7,586	5,234	2.4	44.9%
Employee termination and restructuring	—	2,304	(2.3)	(100.0)%
Depreciation and amortization	9,879	8,518	1.4	16.0%
Operating (loss) income	$(1,451)	$3,668	$(5.1)	(139.6)%

 (1) Exclusive of depreciation and amortization.

Three Months Ended March 31, 2013 Compared to Three Months Ended March 31, 2012

Revenue

The decrease in Gaming service revenue reflected the loss of the William Hill contract in early 2012 and lower revenue from our gaming customers in Italy and Puerto Rico. Sales revenue decreased due to lower sales of gaming terminals. Revenue for the three months ended March 31, 2013 also reflected a favorable foreign currency translation of approximately $0.5 million.
Operating Income

Operating income decreased primarily due to a lower and less profitable mix of service and sales revenue and increased SG&A due primarily to higher legal and severance costs. These decreases in operating income were partially offset by lower restructuring costs compared to the prior-year period.

Critical Accounting Policies

There have been no changes to our critical accounting policies from those discussed under the caption “Critical Accounting Policies” in “Item 7. Management’s Discussion and Analysis of Financial Condition and Results of Operations” included in our 2012 Annual Report on Form 10-K.

Liquidity, Capital Resources and Working Capital

Sources of Liquidity
As of March 31, 2013, our principal sources of liquidity were cash and equivalents and amounts available under our revolving credit facility discussed below under “Credit Agreement and Other Debt.”
As of March 31, 2013, our available cash and cash equivalents and borrowing capacity under our revolving credit facility totaled $295.7 million (including cash and cash equivalents of $90.0 million and availability of $205.7 million under our revolving credit facility) compared to $315.2 million as of December 31, 2012 (including cash and cash equivalents of $109.0 million and availability of $206.2 million under our revolving credit facility). There were no borrowings outstanding under our revolving credit facility; however, we had $44.3 million in outstanding letters of credit as of March 31, 2013, which reduces our available borrowings under our revolving credit facility. The amount of our available cash and cash equivalents fluctuates principally based on borrowings or repayments under our credit facilities, investments, acquisitions and changes in our working capital position. Our borrowing capacity under our revolving credit facility will depend on outstanding borrowings and letters of credit issued under the revolving credit facility and will depend on our remaining in compliance with the covenants under our credit agreement, including the maintenance of applicable financial ratios. We were in compliance with the covenants under our credit agreement as of March 31, 2013.
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
Total cash held by our foreign subsidiaries was $74.6 million as of March 31, 2013. To the extent that a portion of our foreign cash was required to meet liquidity needs in the U.S. (which we do not currently anticipate), we might incur a tax liability, the timing and amount of which would depend on a variety of factors. A significant amount of the cash held by our foreign subsidiaries as of March 31, 2013 could be transferred to the U.S. as repayments of intercompany loans and we have significant U.S. tax loss and foreign tax credit carryovers that would be available to reduce any potential U.S. tax liability.
Our contracts are periodically subject to renewal and there can be no assurance that we will be successful in sustaining our cash flow from operations if our existing contracts are not renewed, are renewed on less favorable terms, or if we are unable to enter into new contracts. In addition, lottery customers in the U.S. generally require service providers to provide performance bonds in connection with the relevant contract. As of March 31, 2013, our outstanding performance bonds totaled $209.8 million. Our ability to obtain performance bonds on commercially reasonable terms is subject to the Company's financial condition and to prevailing market conditions, which may be impacted by economic and political events. Although we have not experienced difficulty in obtaining such bonds to date, there can be no assurance that we will continue to be able to obtain performance bonds on commercially reasonable terms or at all. If we need to refinance all or part of our indebtedness at or before maturity, or provide letters of credit or cash in lieu of performance bonds, there can be no assurance that we will be able to obtain new financing or to refinance any of our indebtedness on commercially reasonable terms or at all.

Cash Flow Summary

	Three Months Ended March 31,		Variance for the Three Months Ended March 31,
	2013	2012	2013 vs. 2012
Net cash provided by operating activities	$23.2	$21.9	$1.3
Net cash used in investing activities	(34.9)	(19.8)	(15.1)
Net cash used in financing activities	(3.6)	(7.2)	3.6
Effect of exchange rates on cash and cash equivalents	(3.7)	1.0	(4.7)
Decrease in cash and cash equivalents	$(19.0)	$(4.1)	$(14.9)

Cash flows from operating activities
The increase in net cash provided by operating activities for the three months ended March 31, 2013 was primarily due to changes in working capital of approximately $10.9 million that are mainly timing-related and an increase in distributions from our equity method investee of $2.2 million. The increases were partially offset by our net loss adjusted for non-cash items such as depreciation and amortization which resulted in lower cash earnings in the three months ended March 31, 2013 compared to the prior year period.
Cash flows from investing activities
The increase in net cash used in investing activities was primarily due to an increase in capital expenditures related to the purchase of gaming terminals for our Gaming business of approximately $15.0 million and a decrease in the distribution of capital from our equity investments of $2.4 million. The increase in net cash used in investing activities was partially offset by an increase in our restricted cash balance related to our participation in the consortium that was provisionally awarded the concession to manage instant ticket and certain traditional lotteries in Greece.
Cash flows from financing activities
Net cash used in financing activities was lower for the three months ended March 31, 2013 as a result of a reduction in payments on long-term debt and a decrease in cash used to satisfy withholding taxes associated with the vesting of restricted stock units.

Credit Agreement and Other Debt
Outstanding Debt

As of March 31, 2013, our total debt was comprised principally of $558.1 million outstanding under our term loan facilities under the credit agreement discussed below, $250.0 million in aggregate principal amount of the Company's 8.125% senior subordinated notes due 2018, $346.0 million in aggregate principal amount of SGI's 9.25% senior subordinated notes due 2019, $300.0 million in aggregate principal amount of SGI's 6.250% senior subordinated notes due 2020 and loans denominated in Chinese Renminbi Yuan (“RMB”) totaling RMB 83.9 million (the "China Loans").

Credit Agreement

We are party to a credit agreement, dated as of June 9, 2008, as amended and restated as of August 25, 2011 (as so amended, the “Credit Agreement”), among Scientific Games International ("SGI"), as borrower, the Company, as a guarantor, the several lenders from time to time party thereto and JPMorgan Chase Bank, N.A., as administrative agent.
The Credit Agreement provides for a $250 million senior secured revolving credit facility and senior secured term loan credit facilities. Amounts under the revolving credit facility may be borrowed, repaid and re-borrowed by SGI from time to time until maturity. Voluntary prepayments and commitment reductions under the Credit Agreement are permitted at any time, in whole or in part, without premium or penalty (other than break-funding costs), upon proper notice and subject to a minimum dollar requirement. The scheduled maturity date of the revolving credit facility commitments and the outstanding term loans is June 30, 2015.

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
A summary of the terms of the Credit Agreement, including the applicable financial ratios that the Company is required to maintain under the terms of the Credit Agreement, is included in Note 13 of the Notes to Consolidated Financial Statements in our 2012 Annual Report on Form 10-K.

We were in compliance with the covenants under the Credit Agreement as of March 31, 2013.
Other Debt
On April 15, 2013, we repaid with cash on hand RMB 50.0 million in aggregate principal amount of a China Loan. On April 19, 2013, the Chinese bank returned a letter of credit for $6.5 million previously issued to support this debt.
Commitment Letter
In connection with the pending acquisition of WMS, the Company and SGI entered into a commitment letter pursuant to which the lenders party thereto have agreed to provide the financing necessary to complete the transaction. The merger is not conditioned on our obtaining the proceeds of any financing, including the financing contemplated by the commitment letter. All indebtedness under our and WMS' current senior credit facilities will be refinanced or repaid in connection with the financing contemplated by the commitment letter, which we anticipate will result in a loss on the early extinguishment of debt related to the write-off of deferred financing fees related to our credit facility. For further information regarding the financing, please see the full text of the commitment letter, a copy of which is filed as exhibit 10.68 to our 2012 Annual Report on Form 10-K filed with the SEC on March 12, 2013.

Contractual Obligations

There have been no material changes to our contractual obligations disclosed in "Item 7. Management's Discussion and Analysis of Financial Condition and Results of Operations - Liquidity, Capital Resources and Working Capital - Contractual Obligations" included in our 2012 Annual Report on Form 10-K.

Item 3. Quantitative and Qualitative Disclosures about Market Risk

There have been no material changes to the disclosure under “Item 7A. Quantitative and Qualitative Disclosures about Market Risk” included in our 2012 Annual Report on Form 10-K.

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

Changes in Internal Control over Financial Reporting

There were no changes in our internal control over financial reporting during the quarter ended March 31, 2013 that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

PART II.  OTHER INFORMATION

Item 1. Legal Proceedings

The following information supplements and amends our disclosure set forth under "Item 3. Legal Proceedings" in our 2012 Annual Report on Form 10-K.

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

In October 2012, SNAI filed a lawsuit in the Court of Appeals of Rome in Italy of against Barcrest and Global Draw, our subsidiary which acquired Barcrest from IGT-UK Group Limited, claiming liability based on breach of contract and tort. The lawsuit seeks to terminate SNAI's agreement with Barcrest and damages arising from the deactivation of the terminals, including among other things, lost profits, expenses and costs, potential awards to players who have sought to enforce what appeared to be winning jackpot and other tickets, compensation sought by managers of the gaming locations where SNAI video lottery terminals supplied by Barcrest were installed, damages to commercial reputation and any future damages arising from SNAI's potential loss of its concession or inability to obtain a new concession. While we believe we have meritorious defenses and potential third party recoveries, we are still in the process of evaluating the lawsuit and cannot currently predict the outcome of this matter.

Complaints challenging the pending WMS merger were filed in the Delaware Court of Chancery, the Circuit Court of Cook County, Illinois and the Circuit Court of the Nineteenth Judicial Circuit, Lake County, Illinois in 2013. The actions are putative class actions filed on behalf of the WMS stockholders. The complaints generally allege that the WMS directors breached their fiduciary duties in connection with their consideration and approval of the merger and in connection with their public disclosures concerning the merger. The complaints allege that other defendants, including WMS, Scientific Games Corporation and certain affiliates of Scientific Games Corporation, aided and abetted those alleged breaches.

The Delaware actions have been consolidated under the caption In re WMS Stockholders Litigation (C.A. No. 8279-VCP). The plaintiffs in the consolidated Delaware actions submitted to the Delaware Court of Chancery a letter advising that they had conferred with the plaintiffs in the Illinois actions and agreed to stay the consolidated Delaware action.

The Lake County, Illinois actions have been transferred to Cook County. All of the Illinois actions have been consolidated in Cook County with Gardner v. WMS Industries Inc., et al. (No. 2013 CH 3540).

On April 1, 2013, the plaintiffs in the Gardner action filed a motion for preliminary injunction to enjoin the WMS stockholder vote on the merger. On April 26, 2013, lead counsel in the Gardner action, on behalf of counsel for plaintiffs in all actions in Delaware and Illinois, agreed to withdraw the motion for preliminary injunction and not to seek to enjoin the WMS stockholder vote in return for WMS' agreement to make certain supplemental disclosures related to the merger. WMS made those supplemental disclosures on a Form 8-K filed with the SEC on April 29, 2013.

Scientific Games Corporation denies all liability with respect to the claims alleged in the Delaware and Illinois litigation, denies that it or any of its affiliates aided and abetted any purported breaches of fiduciary duty by the WMS directors and denies that any further disclosures are or were required to supplement the definitive proxy statement filed by WMS with the SEC.

Additional lawsuits relating to the merger agreement or the merger may be filed in the future. The outcome of the existing lawsuits or any future lawsuits cannot be predicted with certainty. An adverse judgment for monetary damages could have a material adverse effect on the operations and liquidity of WMS or us, as the case may be, and therefore could adversely affect the combined business if the merger is completed. A preliminary injunction could delay or jeopardize the completion of the merger, and an adverse judgment granting permanent injunctive relief could indefinitely enjoin completion of the merger.

Item 1A. Risk Factors

There have been no material changes in our risk factors from those disclosed under "Item 1A. Risk Factors" included in our 2012 Annual Report on Form 10-K.

Item 2. Unregistered Sales of Equity Securities and Use of Proceeds

ISSUER PURCHASES OF EQUITY SECURITIES

Period	Total Number of Shares Purchased (1)	Average Price Paid per Share	Total Number of Shares Purchased as Part of Publicly Announced Plans or Programs	Approximate Dollar Value of Shares that May Yet Be Purchased Under the Plans or Programs (2)
1/1/2013 - 1/31/2013	229,250	$8.70	226,276	$105.2 million
2/1/2013 - 2/28/2013	205,326	$9.07	—	$105.2 million
3/1/2013 - 3/31/2013	118,083	$8.80	—	$105.2 million
Total	552,659	$8.86	226,276	$105.2 million

(1)
This column reflects 326,383 shares acquired from employees to satisfy the withholding taxes associated with the vesting of restricted stock units and 226,276 shares with an approximate value of $2.0 million related to a cashless exercise of stock options.

(2)
The $200 million stock repurchase program, which expires on December 31, 2013, was publicly announced on May 10, 2010 and extended on December 6, 2012. Under the program, we are authorized to repurchase, from time to time through open market purchases or otherwise, shares of our outstanding common stock in an aggregate amount up to $200.0 million. As of March 31, 2013, we had approximately $105.2 million available for potential repurchases under the program.

Item 3. Defaults Upon Senior Securities

None.

Item 4. Mine Safety Disclosures

Not applicable.

Item 5. Other Information

None.

Item 6. Exhibits

Exhibit Number

2.1
Agreement and Plan of Merger, dated as of January 30, 2013, entered into by and among Scientific Games Corporation, Scientific Games International, Inc., SG California Merger Sub, Inc. and WMS Industries Inc. (incorporated by reference to Exhibit 2.1 to the Company's Current Report on Form 8-K filed on February 5, 2013).

4.1
Supplemental Indenture, dated as of August 20, 2012, among Scientific Games International, Inc., as issuer, the Company, as a guarantor, the subsidiary guarantors party thereto, Sciplay Inc. and The Bank of Nova Scotia Trust Company of New York, as trustee, relating to the Indenture dated May 21, 2009, by and among Scientific Games International, Inc., as issuer, the Company, as a guarantor, the subsidiary guarantors party thereto and The Bank of Nova Scotia Trust Company of New York, as trustee. (†)

4.2
Supplemental Indenture, dated as of August 20, 2012, among the Company, as issuer, the subsidiary guarantors party thereto, Sciplay Inc. and The Bank of Nova Scotia Trust Company of New York, as trustee, relating to the Indenture dated September 22, 2010, by and among the Company, as issuer, the subsidiary guarantors party thereto and The Bank of Nova Scotia Trust Company of New York, as trustee. (†)

4.3
Supplemental Indenture, dated as of April 16, 2013, among Scientific Games International, Inc., as issuer, the Company, as a guarantor, the subsidiary guarantors party thereto, SG California Merger Sub, Inc., Scientific Games New Jersey, LLC and The Bank of Nova Scotia Trust Company of New York, as trustee, relating to the Indenture dated May, 21 2009, by and among Scientific Games International, Inc., as issuer, the Company, as a guarantor, the subsidiary guarantors party thereto and The Bank of Nova Scotia Trust Company of New York, as trustee. (†)

4.4
Supplemental Indenture, dated as of April 16, 2013, among the Company, as issuer, the subsidiary guarantors party thereto, SG California Merger Sub, Inc., Scientific Games New Jersey, LLC and The Bank of Nova Scotia Trust Company of New York, as trustee, relating to the Indenture dated September 22, 2010, by and among the Company, as issuer, the subsidiary guarantors party thereto and The Bank of Nova Scotia Trust Company of New York, as trustee. (†)

4.5
Supplemental Indenture, dated as of April 16, 2013, among Scientific Games International, Inc., as issuer, the Company, as a guarantor, the subsidiary guarantors party thereto, SG California Merger Sub, Inc., Scientific Games New Jersey, LLC and The Bank of Nova Scotia Trust Company of New York, as trustee, relating to the Indenture dated August 20, 2012, by and among Scientific Games International, Inc., as issuer, the Company, as a guarantor, the subsidiary guarantors party thereto and The Bank of Nova Scotia Trust Company of New York, as trustee. (†)

10.1
Amended and Restated Commitment Letter, dated as of February 19, 2013, among the Company, Scientific Games International, Inc., Bank of America, N.A., Merrill Lynch, Pierce, Fenner & Smith Incorporated, Credit Suisse AG, Credit Suisse Securities (USA) LLC, UBS AG, Stamford Branch, UBS Securities LLC, JPMorgan Chase Bank, N.A., J.P. Morgan Securities LLC, The Royal Bank of Scotland plc, RBS Securities Inc., Deutsche Bank AG New York Branch, Deutsche Bank Securities Inc., Goldman Sachs Bank USA, HSBC Bank USA, National Association and HSBC Securities (USA) Inc. (incorporated by reference to Exhibit 10.68 to the Company's 2012 Annual Report on Form 10-K filed on March 12, 2013).

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

101
Financial statements from the Quarterly Report on Form 10-Q of the Company for the quarter ended March 31, 2013, filed on May 8, 2013, formatted in Extensible Business Reporting Language (XBRL): (i) the Consolidated Statements of Operations and Comprehensive Income, (ii) the Consolidated Balance Sheets, (iii) the Consolidated Statements of Cash Flows and (iv) the Notes to Consolidated Financial Statements tagged as blocks of text. (†)(*)

(†) Filed herewith.
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

SCIENTIFIC GAMES CORPORATION
(Registrant)

		By:	/s/ Jeffrey S. Lipkin
		Name:	Jeffrey S. Lipkin
		Title:	Senior Vice President and Chief Financial Officer

		By:	/s/ Jeffrey B. Johnson
		Name:	Jeffrey B. Johnson
		Title:	Vice President, Chief Accounting Officer and Corporate Controller

Dated:	May 8, 2013