Form 10-Q
period 2013-06-30
SCIENTIFIC GAMES CORP
filed 2013-08-08
CIK 750004

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D. C. 20549
FORM 10-Q
{Mark One}

☒ QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the quarterly period ended June 30, 2013

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
Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act). Yes ☐ No ☒
The registrant has the following number of shares outstanding of each of the registrant’s classes of common stock as of August 5, 2013:

Class A Common Stock: 85,086,184
Class B Common Stock: None

SCIENTIFIC GAMES CORPORATION AND SUBSIDIARIES
INDEX TO FINANCIAL INFORMATION
AND OTHER INFORMATION
FOR THE THREE MONTHS AND SIX MONTHS ENDED JUNE 30, 2013

Forward-Looking Statements

Throughout this Quarterly Report on Form 10-Q, we make “forward-looking statements" within the meaning of the U.S. Private Securities Litigation Reform Act of 1995. Forward-looking statements describe future expectations, plans, results or strategies and can often be identified by the use of terminology such as “may,” “will,” “estimate,” “intend,” “continue,” “believe,” “expect,” “anticipate,” “should,” “could,” “potential,” “opportunity,” or similar terminology. The forward-looking statements contained in this Quarterly Report on Form 10-Q are generally located under the heading “Management’s Discussion and Analysis of Financial Condition and Results of Operations” but may be found in other locations as well. These statements are based upon management's current expectations, assumptions and estimates and are not guarantees of future results or performance.  Actual results may differ materially from those contemplated in these statements due to a variety of risks and uncertainties and other factors, including, among other things:  competition; material adverse changes in economic and industry conditions; technological change; retention and renewal of existing contracts and entry into new or revised contracts; availability and adequacy of cash flows to satisfy obligations and indebtedness or future needs; protection of intellectual property; security and integrity of software and systems; laws and government regulation, including those relating to gaming licenses, permits and operations; inability to identify, complete and integrate future acquisitions; inability to benefit from, and risks associated with, strategic equity investments and relationships; failure of our Northstar Illinois joint venture to meet the net income targets or otherwise to realize the anticipated benefits under its private management agreement with the Illinois Lottery; failure of our Northstar New Jersey joint venture to meet the net income targets or other requirements under its agreement to provide marketing and sales services to the New Jersey Lottery or otherwise to realize the anticipated benefits under such agreement (including as a result of a protest); the seasonality of our business; failure to receive the required approvals related to the award to our consortium of an instant ticket concession in Greece on a timely basis or at all, or otherwise to realize the anticipated benefits in connection with such concession; failure to complete the pending acquisition of WMS Industries Inc. (“WMS”) on a timely basis or at all, including due to the inability to obtain the gaming regulatory approvals required to complete the acquisition; disruption of our current plans and operations in connection with the WMS acquisition; failure to achieve the intended benefits of the WMS acquisition, including due to the inability to realize synergies in the anticipated amounts or within the contemplated time-frames or cost expectations, or at all; inability to identify and capitalize on trends and changes in the lottery and gaming industries, including the potential expansion of regulated gaming via the internet; inability to enhance and develop successful gaming concepts; dependence on suppliers and manufacturers; liability for product defects; fluctuations in foreign currency exchange rates and other factors associated with international operations; influence of certain stockholders; dependence on key personnel; failure to perform under our contracts; resolution of pending or future litigation; labor matters and stock price volatility. Additional information regarding risks and uncertainties and other factors that could cause actual results to differ materially from those contemplated in forward-looking statements is included from time to time in the Company's filings with the Securities and Exchange Commission (“SEC”), including under the heading “Risk Factors” in the our Annual Report on Form 10-K filed with the SEC on March 12, 2013 and in our subsequent periodic reports. Forward-looking statements speak only as of the date they are made and, except for the Company's ongoing obligations under the U.S. federal securities laws, the Company undertakes no obligation to publicly update any forward-looking statements whether as a result of new information, future events or otherwise.

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

PART I. FINANCIAL INFORMATION
Item 1. Financial Statements

SCIENTIFIC GAMES CORPORATION AND SUBSIDIARIES
CONSOLIDATED STATEMENTS OF OPERATIONS AND COMPREHENSIVE INCOME

(Unaudited, in thousands, except per share amounts)

	Three Months Ended
	June 30,
	2013	2012
Revenue:
Instant tickets	$126,538	$119,627
Services	85,176	85,335
Sales	23,330	21,045
Total revenue	235,044	226,007
Operating expenses:
Cost of instant tickets (1)	71,510	68,420
Cost of services (1)	46,204	42,926
Cost of sales (1)	15,660	14,238
Selling, general and administrative	46,154	46,464
Employee termination and restructuring costs	—	5,747
Depreciation and amortization	43,064	36,818
Operating income	12,452	11,394
Other (expense) income:
Interest expense	(25,138)	(24,185)
Earnings from equity investments	3,495	6,915
Other income (expense), net	193	(1,208)
Total other expense	(21,450)	(18,478)
Net loss from continuing operations before income taxes	(8,998)	(7,084)
Income tax expense	3,385	3,828
Net loss from continuing operations	$(12,383)	$(10,912)

Discontinued operations:
Loss from discontinued operations	$(771)	$(2,321)
Other (expense) income, net	(1)	100
Income tax benefit	180	544
Net loss from discontinued operations	$(592)	$(1,677)

Net loss	$(12,975)	$(12,589)

Other comprehensive income (loss):
Foreign currency translation gain (loss)	570	(29,811)
Pension and post-retirement benefits gain, net of tax	266	229
Derivative financial instruments gain (loss), net of tax	292	(317)
Foreign currency forward contracts (loss) gain	(325)	2,040
Other comprehensive income (loss)	803	(27,859)
Comprehensive loss	$(12,172)	$(40,448)

(1) Exclusive of depreciation and amortization.

SCIENTIFIC GAMES CORPORATION AND SUBSIDIARIES
CONSOLIDATED STATEMENTS OF OPERATIONS AND COMPREHENSIVE INCOME

(Unaudited, in thousands, except per share amounts)

	Three Months Ended
	June 30,
	2013	2012
Basic and diluted net loss per share:
Basic from continuing operations	$(0.14)	$(0.12)
Basic from discontinued operations	(0.01)	(0.02)
Total net loss per share	$(0.15)	$(0.14)

Diluted from continuing operations	$(0.14)	$(0.12)
Diluted from discontinued operations	(0.01)	(0.02)
Total diluted net loss per share	$(0.15)	$(0.14)

Weighted average number of shares used in per share calculations:
Basic shares	85,016	92,767
Diluted shares	85,016	92,767

SCIENTIFIC GAMES CORPORATION AND SUBSIDIARIES
CONSOLIDATED STATEMENTS OF OPERATIONS AND COMPREHENSIVE INCOME

(Unaudited, in thousands, except per share amounts)

	Six Months Ended
	June 30,
	2013	2012
Revenue:
Instant tickets	$249,351	$242,951
Services	166,943	172,240
Sales	38,338	42,010
Total revenue	454,632	457,201
Operating expenses:
Cost of instant tickets (1)	139,704	138,383
Cost of services (1)	92,437	86,229
Cost of sales (1)	25,951	31,165
Selling, general and administrative	96,795	91,762
Employee termination and restructuring costs	331	8,051
Depreciation and amortization	75,833	65,286
Operating income	23,581	36,325
Other (expense) income:
Interest expense	(50,146)	(49,083)
Earnings from equity investments	9,631	15,760
Other expense, net	(805)	(686)
Total other expense	(41,320)	(34,009)
Net (loss) income from continuing operations before income taxes	(17,739)	2,316
Income tax expense	6,931	9,360
Net loss from continuing operations	$(24,670)	$(7,044)

Discontinued operations:
Loss from discontinued operations	$(2,682)	$(4,991)
Other (expense) income, net	(46)	56
Gain on sale of assets	828	—
Income tax benefit	442	1,209
Net loss from discontinued operations	(1,458)	$(3,726)

Net loss	(26,128)	$(10,770)

Other comprehensive (loss) income:
Foreign currency translation loss	(38,785)	(3,795)
Pension and post-retirement benefits gain (loss), net of tax	780	(142)
Derivative financial instruments gain (loss), net of tax	297	(197)
Foreign currency forward contracts gain	400	1,697
Other comprehensive loss	(37,308)	(2,437)
Comprehensive loss	$(63,436)	$(13,207)

(1) Exclusive of depreciation and amortization.

SCIENTIFIC GAMES CORPORATION AND SUBSIDIARIES
CONSOLIDATED STATEMENTS OF OPERATIONS AND COMPREHENSIVE INCOME

(Unaudited, in thousands, except per share amounts)

	Six Months Ended
	June 30,
	2013	2012
Basic and diluted net loss per share:
Basic from continuing operations	$(0.29)	$(0.08)
Basic from discontinued operations	(0.02)	(0.04)
Total net loss per share	$(0.31)	$(0.12)

Diluted from continuing operations	$(0.29)	$(0.08)
Diluted from discontinued operations	(0.02)	(0.04)
Total diluted net loss per share	$(0.31)	$(0.12)

Weighted average number of shares used in per share calculations:
Basic shares	84,813	92,625
Diluted shares	84,813	92,625

SCIENTIFIC GAMES CORPORATION AND SUBSIDIARIES
CONSOLIDATED BALANCE SHEETS

(Unaudited, in thousands, except per share amounts)

	June 30, 2013	December 31, 2012
ASSETS
Current assets:
Cash and cash equivalents	$78,084	$109,015
Restricted cash	28,588	30,398
Accounts receivable, net of allowance for doubtful accounts of $11,165 and $11,228 as of June 30, 2013 and December 31, 2012, respectively	189,809	209,870
Notes receivable	10,410	10,298
Inventories	67,362	71,255
Deferred income taxes, current portion	6,178	6,800
Prepaid expenses, deposits and other current assets	46,942	46,982
Total current assets	427,373	484,618
Property and equipment, at cost	853,534	848,622
Less: accumulated depreciation	(479,426)	(471,745)
Net property and equipment	374,108	376,877
Goodwill	781,418	801,373
Intangible assets, net	94,941	84,291
Equity investments	298,917	316,234
Other assets	126,546	123,515
Total assets	$2,103,303	$2,186,908
LIABILITIES AND STOCKHOLDERS’ EQUITY
Current liabilities:
Debt payments due within one year	$10,269	$16,458
Accounts payable	62,447	80,872
Accrued liabilities	140,508	159,017
Total current liabilities	213,224	256,347
Deferred income taxes	63,254	62,265
Other long-term liabilities	68,066	51,797
Long-term debt, excluding current installments	1,449,122	1,451,708
Total liabilities	1,793,666	1,822,117
Commitments and contingencies
Stockholders’ equity:
Class A common stock, par value $0.01 per share, 199,300 shares authorized, 100,206 and 99,301 shares issued and 85,074 and 84,395 shares outstanding as of June 30, 2013 and December 31, 2012, respectively	1,002	993
Additional paid-in capital	726,148	715,910
Accumulated loss	(232,346)	(206,218)
Treasury stock, at cost, 15,132 and 14,906 shares held as of June 30, 2013 and December 31, 2012, respectively	(144,882)	(142,917)
Accumulated other comprehensive loss	(40,285)	(2,977)
Total stockholders’ equity	309,637	364,791
Total liabilities and stockholders’ equity	$2,103,303	$2,186,908

See accompanying notes to consolidated financial statements

SCIENTIFIC GAMES CORPORATION AND SUBSIDIARIES
CONSOLIDATED STATEMENTS OF CASH FLOWS

(Unaudited, in thousands, except per share amounts)

	Six Months Ended
	June 30,
	2013	2012
Cash flows from operating activities:
Net loss	$(26,128)	$(10,770)
Adjustments:
Depreciation and amortization	76,430	69,604
Change in deferred income taxes	1,512	513
Stock-based compensation	11,515	11,622
Non-cash interest expense	3,389	4,006
Earnings from equity investments	(9,631)	(15,760)
Distributed earnings from equity investments	28,256	26,179
Allowance for doubtful accounts	660	2,495
Changes in current assets and liabilities, net of effects of acquisitions
Accounts receivable	16,436	18,299
Inventories	1,066	(5,686)
Accounts payable	(16,233)	(9,876)
Accrued liabilities	(11,859)	(9,118)
Other current assets and liabilities	(2,147)	2,326
Other	(3,227)	(478)
Net cash provided by operating activities	70,039	83,356

Cash flows from investing activities:
Capital expenditures	(15,007)	(4,311)
Lottery and gaming systems expenditures	(43,065)	(19,356)
Other intangible assets and software expenditures	(22,405)	(26,701)
Proceeds from asset disposals	889	103
Change in other assets and liabilities, net	(171)	(1,848)
Equity method investments	(21,452)	—
Restricted cash	1,349	308
Distributions of capital on equity investments	16,267	18,404
Business acquisitions, net of cash acquired	(396)	(12,991)
Net cash used in investing activities	(83,991)	(46,392)

Cash flows from financing activities:
Proceeds from issuance of long-term debt	2,611	11,316
Payments on long-term debt	(11,792)	(32,572)
Payments of financing fees	(1,981)	(57)
Purchases of treasury stock	—	(1,895)
Net redemptions of common stock under stock-based compensation plans	(2,759)	(3,595)
Net cash used in financing activities	(13,921)	(26,803)
Effect of exchange rate changes on cash and cash equivalents	(3,058)	(2,132)
(Decrease) increase in cash and cash equivalents	(30,931)	8,029
Cash and cash equivalents, beginning of period	109,015	104,402
Cash and cash equivalents, end of period	$78,084	$112,431

See accompanying notes to consolidated financial statements

SCIENTIFIC GAMES CORPORATION AND SUBSIDIARIES
CONSOLIDATED STATEMENTS OF CASH FLOWS

(Unaudited, in thousands, except per share amounts)

Non-cash investing and financing activities

For the six months ended June 30, 2013 and 2012

On June 8, 2012, we acquired the equity interests of SG Provoloto, S. de R.L. de C.V. ("Provoloto") for approximately $9,720 (subject to certain adjustments), including an estimated earn-out payable to the sellers of approximately $2,000 contingent on the future performance of the acquired business. The acquisition is further described in Note 2 to the Consolidated Financial Statements in this Quarterly Report on Form 10-Q.

SCIENTIFIC GAMES CORPORATION AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(Unaudited, in thousands, except per share amounts)

Notes to Consolidated Financial Statements

(1) Description of the Business and Summary of Significant Accounting Policies

Basis of Presentation

The accompanying consolidated financial statements of the Company have been prepared by Scientific Games Corporation and are unaudited. When used in these notes, the terms “we,” “us,” “our” and the “Company” refer to Scientific Games Corporation and all entities included in our consolidated financial statements unless otherwise specified or the context otherwise indicates. In the opinion of management, all adjustments necessary to present fairly our consolidated financial position as of June 30, 2013, our results of operations and comprehensive income for the three and six months ended June 30, 2013 and 2012, and our cash flows for the six months ended June 30, 2013 and 2012 have been made. Such adjustments are of a normal, recurring nature.

On March 25, 2013, we completed the sale of our installed base of gaming terminals in our pub business to Gamestec Leisure Limited (a subsidiary of Astra Games Limited) ("Gamestec") as discussed in Note 2 of the Notes to Consolidated Financial Statements included in this Quarterly Report on Form 10-Q. The results of the discontinued pub operations for the three and six months ended June 30, 2013 and 2012 are presented herein in accordance with Accounting Standards Codification (“ASC”) 205-20, Presentation of Financial Statements - Discontinued Operations.

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

Significant Accounting Policies

We describe our significant accounting policies in Note 1 of the Notes to Consolidated Financial Statements in our 2012 Annual Report on Form 10-K. There have been no changes to our significant accounting policies during the six months ended June 30, 2013, except as discussed below.

Our policy is to periodically review the estimated useful lives of our fixed assets. Our review during the three months ended June 30, 2013 indicated lower estimated useful lives for our gaming terminals deployed to our U.K. licensed betting office ("LBO") customers relative to historical estimates due to recent market changes that we believe have impacted the replacement cycle of these terminals. As a result, effective April 1, 2013, we revised the estimated useful lives of our gaming terminals currently deployed to our LBO customers. This change increased depreciation expense by an immaterial amount for the three and six months ended June 30, 2013.

Recently Issued Accounting Guidance

In December 2011, the Financial Accounting Standards Board (the "FASB") issued guidance enhancing disclosure requirements about the nature of an entity's right to offset and related arrangements associated with its financial instruments and derivative instruments. The new guidance requires the disclosure of the gross amounts subject to rights of set-off, amounts offset in accordance with the accounting standards followed, and the related net exposure. In January 2013, the FASB clarified that the scope of this guidance applies to derivatives, including bifurcated embedded derivatives, repurchase agreements and reverse repurchase agreements, and securities borrowing and securities lending transactions that are either offset or subject to an enforceable master netting arrangement, or similar agreements. The new guidance became effective for us beginning January 1, 2013. The adoption of this amendment did not have a material impact on our financial statements.

In February 2013, the FASB issued guidance on presentation of comprehensive income to improve the reporting of reclassifications out of accumulated other comprehensive income. The guidance requires an entity to provide information about the amounts reclassified out of accumulated other comprehensive income by component. In addition, an entity is required to present, either on the face of the statement where net income is presented or in the notes, significant amounts reclassified out of accumulated other comprehensive income by the respective line items of net income but only if the amount reclassified is required under U.S. GAAP to be reclassified to net income in its entirety in the same reporting period. For other amounts that are not required under U.S. GAAP to be reclassified in their entirety to net income, an entity is required to cross-reference to other disclosures required under U.S. GAAP that provide additional detail about those amounts. The adoption of this guidance did not have a material impact on our financial statements as we did not have any material reclassifications out of accumulated other comprehensive income for the three and six months ended June 30, 2013.

In February 2013, the FASB amended guidance related to the recognition, measurement, and disclosure of obligations resulting from joint and several liability arrangements for which the total amount of the obligation within the scope of this guidance is fixed at the reporting date. The guidance requires an entity to measure obligations resulting from such arrangements as the sum of the amount the reporting entity agreed to pay pursuant to its agreement with its co-obligors and any additional amount it expects to pay on behalf of such co-obligors. In addition, the amendment requires an entity to disclose the nature and amount of the obligation as well as other information about the obligation. The guidance is effective for interim and annual periods beginning after December 15, 2013 and is to be applied retrospectively. The adoption of the amendment is not expected to have a material impact on our financial position or results of operations.

In March 2013, the FASB amended guidance related to a parent company's accounting for the release of the cumulative translation adjustment into net income upon derecognition of certain subsidiaries or groups of assets within a foreign entity or of an investment in a foreign entity. This guidance is effective for fiscal periods beginning after December 15, 2013, and is to be applied prospectively to derecognition events occurring after the effective date. The adoption of the amendment is not expected to have a material impact on our financial position or results of operations.

(2) Acquisitions and Dispositions

Acquisitions
On July 19, 2012, we acquired substantially all of the assets of Parspro.com ehf ("Parspro") for approximately $11,800. Parspro is a provider of sports betting systems and related products via point of sale terminals, the internet and mobile devices. Approximately $9,900 of the $11,800 purchase price was in excess of the fair value of the acquired net assets and has been allocated to goodwill. The acquired assets include technology that we have integrated into our Lottery Systems business and our interactive games platform as part of an expanded service offering to lottery customers. Had the operating results of Parspro been included as if the transaction was consummated on January 1, 2011, our pro forma results of operations for the years ended December 31, 2012 and 2011 would not have been materially different.
On June 8, 2012, we acquired 100% of the equity interests of Provoloto for approximately $9,720, subject to certain adjustments, including an estimated earn-out payable to the sellers of approximately $2,000 contingent on the future performance of the acquired business. Provoloto develops and distributes instant lottery tickets and manages instant ticket lotteries for Mexican charities. Approximately $5,100 of the $9,720 purchase price was in excess of the fair value of the acquired net assets and has been allocated to goodwill. The operating results of Provoloto have been included in our Printed Products segment and have been consolidated in our results of operations since the date of acquisition. Had the operating results of Provoloto been included as if the transaction was consummated on January 1, 2011, our pro forma results of operations for the years ended December 31, 2012 and 2011 would not have been materially different.
On June 7, 2012, we acquired ADS/Technology and Gaming, Ltd. ("ADS") for £3,450, subject to certain adjustments. ADS provides maintenance and other services for LBOs in the U.K. We have integrated ADS into our existing Gaming business. Approximately £2,200 of the £3,450 purchase price was in excess of the fair value of the acquired net assets and has been allocated to goodwill. The operating results of ADS have been included in our Gaming segment and have been consolidated in our results of operations since the date of acquisition. Had the operating results of ADS been included as if the transaction was consummated on January 1, 2011, our pro forma results of operations for the years ended December 31, 2012 and 2011 would not have been materially different.
Dispositions

On March 25, 2013, we completed the sale of our installed base of gaming terminals in our pub business to Gamestec, for a purchase price of £534. In addition, we entered into certain ancillary agreements pursuant to which, among other things, we provide certain transitional services to Gamestec for up to six months following the sale and license content and software to Gamestec. The revenue and expenses of the discontinued pub operations for the three and six months ended June 30, 2013 and 2012 are as follows:

	Three Months Ended
	June 30,
	2013	2012
Revenue:
Services	$—	$3,300

Operating expenses:
Cost of services (1)	341	2,347
Selling, general and administrative expenses	430	707
Employee termination and restructuring costs	—	299
Depreciation and amortization	—	2,268

Loss from discontinued operations	(771)	(2,321)

Other (expense) income	(1)	100
Gain on sale of assets	—	—
Income tax benefits	180	544

Net loss from discontinued operations	$(592)	$(1,677)
(1) Exclusive of depreciation and amortization

	Six Months Ended
	June 30,
	2013	2012
Revenue:
Services	$1,761	$6,681

Operating expenses:
Cost of services (1)	2,892	4,903
Selling, general and administrative expenses	954	1,581
Employee termination and restructuring costs	—	870
Depreciation and amortization	597	4,318

Loss from discontinued operations	(2,682)	(4,991)

Other (expense) income	(46)	56
Gain on sale of assets	828	—
Income tax benefits	442	1,209

Net loss from discontinued operations	$(1,458)	$(3,726)
(1) Exclusive of depreciation and amortization

(3) Reportable Segment Information
We report our operations in three business segments: Printed Products; Lottery Systems; and Gaming.
    The following tables set forth financial information for the three and six months ended June 30, 2013 and 2012 by reportable segments. Corporate expenses and corporate depreciation and amortization are not allocated to the reportable segments and are presented as unallocated corporate expenses. See Note 2 of the Notes to Consolidated Financial Statements included in this Quarterly Report on Form 10-Q for the impact of our discontinued operations on the results of our Gaming segment for the three and six months ended June 30, 2013 and 2012.

	Three Months Ended June 30, 2013
	Printed Products	Lottery Systems	Gaming	Total
Revenue:
Instant tickets	$126,538	$—	$—	$126,538
Services	—	52,228	32,948	85,176
Sales	3,584	16,642	3,104	23,330
Total revenue	130,122	68,870	36,052	235,044
Cost of instant tickets (1)	71,510	—	—	71,510
Cost of services (1)	—	28,747	17,457	46,204
Cost of sales (1)	2,521	10,831	2,308	15,660
Selling, general and administrative	11,923	6,840	4,695	23,458
Employee termination and restructuring	—	—	—	—
Depreciation and amortization	8,840	14,111	19,950	42,901
Segment operating income (loss) from continuing operations	$35,328	$8,341	$(8,358)	$35,311
Unallocated corporate costs				(22,859)
Consolidated operating income from continuing operations				$12,452

(1) Exclusive of depreciation and amortization.

	Three Months Ended June 30, 2012
	Printed Products	Lottery Systems	Gaming	Total
Revenue:
Instant tickets	$119,627	$—	$—	$119,627
Services	—	51,114	34,221	85,335
Sales	3,082	13,506	4,457	21,045
Total revenue	122,709	64,620	38,678	226,007
Cost of instant tickets (1)	68,420	—	—	68,420
Cost of services (1)	—	26,963	15,963	42,926
Cost of sales (1)	1,991	8,729	3,518	14,238
Selling, general and administrative	11,844	6,198	7,171	25,213
Employee termination and restructuring	4,507	—	1,240	5,747
Depreciation and amortization	12,813	12,278	11,577	36,668
Segment operating income (loss) from continuing operations	$23,134	$10,452	$(791)	$32,795
Unallocated corporate costs				(21,401)
Consolidated operating income from continuing operations				$11,394

(1) Exclusive of depreciation and amortization.

	Six Months Ended June 30, 2013
	Printed Products	Lottery Systems	Gaming	Total
Revenue:
Instant tickets	$249,351	$—	$—	$249,351
Services	—	102,260	64,683	166,943
Sales	7,058	24,803	6,477	38,338
Total revenue	256,409	127,063	71,160	454,632
Cost of instant tickets (1)	139,704	—	—	139,704
Cost of services (1)	—	58,005	34,432	92,437
Cost of sales (1)	4,964	16,560	4,427	25,951
Selling, general and administrative	24,397	14,378	12,281	51,056
Employee termination and restructuring	331	—	—	331
Depreciation and amortization	17,812	27,869	29,829	75,510
Segment operating income (loss) from continuing operations	$69,201	$10,251	$(9,809)	$69,643
Unallocated corporate costs				(46,062)
Consolidated operating income from continuing operations				$23,581

(1) Exclusive of depreciation and amortization.

	Six Months Ended June 30, 2012
	Printed Products	Lottery Systems	Gaming	Total
Revenue:
Instant tickets	$242,951	$—	$—	$242,951
Services	—	104,120	68,120	172,240
Sales	5,245	24,977	11,788	42,010
Total revenue	248,196	129,097	79,908	457,201
Cost of instant tickets (1)	138,383	—	—	138,383
Cost of services (1)	—	56,322	29,907	86,229
Cost of sales (1)	3,401	16,684	11,080	31,165
Selling, general and administrative	22,859	13,251	12,405	48,515
Employee termination and restructuring	4,507	—	3,544	8,051
Depreciation and amortization	20,816	24,076	20,095	64,987
Segment operating income from continuing operations	$58,230	$18,764	$2,877	$79,871
Unallocated corporate costs				(43,546)
Consolidated operating income from continuing operations				$36,325

(1) Exclusive of depreciation and amortization.

The following table provides a reconciliation of reportable segment operating income to net (loss) income before income taxes for each period:

	Three Months Ended		Six Months Ended
	June 30,		June 30,
	2013	2012	2013	2012
Reported segment operating income	$35,311	$32,795	$69,643	$79,871
Unallocated corporate expenses	(22,859)	(21,401)	(46,062)	(43,546)
Consolidated operating income	12,452	11,394	23,581	36,325
Interest expense	(25,138)	(24,185)	(50,146)	(49,083)
Earnings from equity investments	3,495	6,915	9,631	15,760
Other income (expenses), net	193	(1,208)	(805)	(686)
Net (loss) income from continuing operations before income taxes	$(8,998)	$(7,084)	$(17,739)	$2,316

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

(4) Basic and Diluted Net Loss Per Share

The following represents a reconciliation of the numerator and denominator used in computing basic and diluted net loss per share available to common stockholders for the three and six months ended June 30, 2013 and 2012:

	Three Months Ended		Six Months Ended
	June 30,		June 30,
	2013	2012	2013	2012
Net loss (numerator)
Net loss from continuing operations	$(12,383)	$(10,912)	$(24,670)	$(7,044)
Net loss from discontinued operations	$(592)	$(1,677)	(1,458)	$(3,726)
Net loss	(12,975)	(12,589)	(26,128)	(10,770)
Shares (denominator)
Weighted average basic common shares outstanding	85,016	92,767	84,813	92,625
Weighted average diluted common shares outstanding	85,016	92,767	84,813	92,625
Basic and diluted per share amounts
Basic net loss per share from continuing operations	$(0.14)	$(0.12)	$(0.29)	$(0.08)
Basic net loss per share from discontinued operations	$(0.01)	$(0.02)	$(0.02)	$(0.04)
Total basic net loss per share	$(0.15)	$(0.14)	$(0.31)	$(0.12)

Diluted net loss per share from continuing operations	$(0.14)	$(0.12)	$(0.29)	$(0.08)
Diluted net loss per share from discontinued operations	$(0.01)	$(0.02)	$(0.02)	$(0.04)
Diluted net loss per share	$(0.15)	$(0.14)	$(0.31)	$(0.12)

For the three and six months ended June 30, 2013 and 2012, there were no dilutive stock rights due to the net loss reported for the periods.

(5) Inventories

Inventories consist of the following:

	June 30, 2013	December 31, 2012

Parts and work-in-process	$25,804	$27,355
Finished goods	41,558	43,900
Inventory	$67,362	$71,255

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

(6) Intangible Assets and Goodwill

Subsequent to the filing of our 2012 Annual Report on Form 10-K, we adjusted the estimated fair values of certain assets acquired as part of our acquisition of Provoloto on June 8, 2012 to reflect new information obtained about facts and circumstances that existed as of the acquisition date that, if known, would have affected the amounts recognized as of that date. The adjustments resulted in an increase in goodwill of approximately $275 and a decrease in accounts receivable, net of allowance for doubtful accounts, of approximately $275. We have applied the adjustment retrospectively to the Consolidated Balance Sheet as of December 31, 2012.
The following presents certain information regarding our intangible assets as of June 30, 2013 and December 31, 2012. Amortizable intangible assets are being amortized on a straight-line basis over their estimated useful lives with no estimated residual values.

Intangible Assets	Gross Carrying Amount	Accumulated Amortization	Net Balance
Balance as of June 30, 2013
Amortizable intangible assets:
Patents	$14,048	$6,540	$7,508
Customer lists	39,628	26,220	13,408
Licenses	84,594	50,977	33,617
Intellectual property	22,687	19,383	3,304
Lottery contracts	1,500	1,348	152
Non-compete agreements	418	140	278
	162,875	104,608	58,267
Non-amortizable intangible assets:
Trade name	38,792	2,118	36,674
Total intangible assets	$201,667	$106,726	$94,941
Balance as of December 31, 2012
Amortizable intangible assets:
Patents	$13,741	$6,113	$7,628
Customer lists	41,471	25,349	16,122
Licenses	84,852	66,688	18,164
Intellectual property	24,268	20,107	4,161
Lottery contracts	1,500	1,297	203
Non-compete agreements	421	73	348
	166,253	119,627	46,626
Non-amortizable intangible assets:
Trade name	39,783	2,118	37,665
Total intangible assets	$206,036	$121,745	$84,291

The intangible amortization expense for the three and six months ended June 30, 2013 was approximately $4,900 and $9,800, respectively. The intangible amortization expense for the three and six months ended June 30, 2012 was approximately $4,400 and $8,400, respectively.

The table below reconciles the change in the carrying amount of goodwill, by reporting segment, from December 31, 2012 to June 30, 2013.

Goodwill	Printed Products	Lottery Systems	Gaming	Totals
Balance as of December 31, 2012	$328,035	$210,682	$262,656	$801,373
Foreign Currency Adjustments	(2,837)	(370)	(16,748)	(19,955)
Balance as of June 30, 2013	$325,198	$210,312	$245,908	$781,418

(7) Equity Method Investments

There have been no changes in our equity method investments from those disclosed in Note 10 of the Notes to Consolidated Financial Statements in our 2012 Annual Report on Form 10-K, except as described below.

In December 2012, we formed a consortium with GTECH Corporation (“GTECH”) and a subsidiary of the administrator of the Ontario Municipal Employees Retirement System (“OMERS”) to bid for a long-term agreement to provide marketing and sales services for the New Jersey lottery. In April 2013, the State issued a notice of intent to award the services agreement to our consortium. In June 2013, our consortium entity, Northstar New Jersey Lottery Group, LLC (“Northstar New

Jersey”), executed the services agreement and, in connection therewith, made a $120,000 payment to the State. Services under the agreement are expected to begin on October 1, 2013 following a transition period and end on June 30, 2029. We own a 17.69% equity interest in Northstar New Jersey. In connection with the execution of the services agreement, we contributed approximately $21,200 to Northstar New Jersey, representing our pro rata share of the $120,000 payment. We are also responsible for our pro rata share of the initial working capital requirements of Northstar New Jersey, of which we have contributed approximately $1,100 to date. We will account for our 17.69% interest in Northstar New Jersey as an equity method investment due to our significant influence through our substantive participating rights in the entity.

Under the terms of the agreement with the New Jersey Lottery, Northstar New Jersey will be entitled to receive annual incentive compensation payments to the extent the lottery's net income for the applicable year exceeds specified target levels, subject to a cap of 5% of such net income.  Northstar New Jersey will be responsible for payments to the State to the extent the lottery net income targets set forth in Northstar New Jersey's successful bid are not achieved, subject to a cap of 2% of the applicable year's net income and a $20,000 shortfall payment credit.

Under separate supply agreements, Scientific Games will provide Northstar New Jersey with instant lottery games and related services and GTECH will provide Northstar New Jersey with lottery systems and equipment and related services. Scientific Games is expected to have a 30% economic interest (and be responsible for 30% of the capital requirements) associated with these supply arrangements. We own a 30% equity interest in Northstar SupplyCo New Jersey, LLC, an entity we formed with GTECH in connection with these supply arrangements.

In December 2012, the Hellenic Republic Asset Development Fund provisionally awarded our consortium a 12-year concession for the exclusive rights to the production, operation and management of instant ticket and certain traditional lotteries in Greece. In June 2013, the consortium formally incorporated as an operating company principally owned by OPAP S.A., us and Intralot, S.A. We own a 16.5% equity interest in the operating company. In July 2013, the operating company executed the concession agreement with the Hellenic Republic Asset Development Fund. The commencement of operations under the concession agreement remains subject to Greek parliamentary and competition authority approvals. Subject to the satisfaction of these conditions, the operating company will pay an upfront fee of €190,000 to the Hellenic Republic Asset Development Fund, of which our portion will be €31,400, and will be responsible for a monthly fee to the Greek government equal to a percentage of gross gaming revenue.  In July 2013, we contributed approximately €6,600 to the operating company, representing our pro rata share of the operating company's minimum capital requirement, amounts required for working capital and the first installment of the €190,000 upfront fee to be held in escrow pending satisfaction of the conditions. In July 2013, we executed an instant ticket supply agreement with the operating company, pursuant to which we will be the exclusive provider of instant tickets and design services to the operating company and will also be responsible for certain advisory services applicable to all lottery tickets included in the concession.

(8) Long-Term Debt

Outstanding Debt
The following reflects outstanding debt as of June 30, 2013 and December 31, 2012:

	June 30, 2013	December 31, 2012
Revolver, varying interest rate, due 2015	$—	$—
Term Loan, varying interest rate, due 2015 (1)	556,590	559,619
8.125% Senior Notes, due 2018 ("2018 Notes")	250,000	250,000
9.250% Senior Notes, due 2019 ("2019 Notes") (2)	346,118	345,909
6.250% Senior Notes, due 2020 ("2020 Notes")	300,000	300,000
Chinese Renminbi Yuan ("RMB") denominated loans, due 2014 (the "China Loans") and Other Debt	6,602	12,523
Capital lease obligations as of June 30, 2013, payable monthly through 2017	81	115
Total long-term debt outstanding	1,459,391	1,468,166
Less: debt payments due within one year	(10,269)	(16,458)
Long-term debt, net of current installments	$1,449,122	$1,451,708

(1)	Total of $559,730 less amortization of a loan discount in the amount of $111 as of December 31, 2012.

(2)	Total of $350,000 less amortization of a loan discount in the amount of $3,882 and $4,091 as of June 30, 2013 and December 31, 2012, respectively.

Credit Agreement

We are party to a credit agreement, dated as of June 9, 2008, as amended and restated as of August 25, 2011 (as so amended, the “Credit Agreement”), among Scientific Games International, Inc. ("SGI"), as borrower, the Company, as a guarantor, the several lenders from time to time party thereto and JPMorgan Chase Bank, N.A., as administrative agent.
The Credit Agreement provides for a $250,000 senior secured revolving credit facility and senior secured term loan credit facilities under which $556,590 of term loan borrowings were outstanding as of June 30, 2013. There were no borrowings and $36,236 in outstanding letters of credit under the revolving credit facility as of June 30, 2013. As of June 30, 2013, we had approximately $213,764 available for additional borrowings or letter of credit issuances under the revolving credit facility. Amounts under the revolving credit facility may be borrowed, repaid and re-borrowed by SGI from time to time until maturity. Voluntary prepayments and commitment reductions under the Credit Agreement are permitted at any time, in whole or in part, without premium or penalty (other than break-funding costs), upon proper notice and subject to a minimum dollar requirement. The scheduled maturity date of the revolving credit facility commitments and the outstanding term loans is June 30, 2015.
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
We were in compliance with the covenants under the Credit Agreement as of June 30, 2013.
Other Debt
In April 2013, we repaid with cash on hand RMB 50,000 aggregate principal amount of a China Loan and the Chinese bank returned a $6,500 letter of credit previously issued to support this debt.
Contemplated Financing for WMS Merger
In connection with the pending acquisition of WMS Industries Inc. ("WMS"), the Company and SGI entered into a commitment letter pursuant to which the lenders party thereto have agreed to provide the financing necessary to complete the transaction. The merger is not conditioned on our obtaining the proceeds of any financing, including the financing contemplated by the commitment letter. All indebtedness under our and WMS' current senior credit facilities will be refinanced or repaid in connection with the financing contemplated by the commitment letter, which we anticipate will result in a loss on the early extinguishment of debt related to the write-off of deferred financing fees related to our credit facility. For further information regarding the financing, please see the full text of the commitment letter, a copy of which is filed as exhibit 10.68 to our 2012 Annual Report on Form 10-K filed with the Securities and Exchange Commission ("SEC") on March 12, 2013.
In May 2013, we completed the syndication of the contemplated $2,300,000 term loan facility that, together with a previously syndicated $300,000 revolving credit facility, is expected to comprise the financing necessary to complete the pending acquisition of WMS. The term loans are anticipated to bear interest at a rate, at the borrower's option, of either (a) the Eurocurrency rate for a specified interest period plus 3.25% or (b) a base rate plus 2.25%, in either case subject to a Eurocurrency rate floor of 1.00% or a base rate floor of 2.00%, as applicable. In addition, it is anticipated that the term loans will be issued with 0.50% of original issue discount (or payment of an upfront fee in lieu thereof), and that we will pay a ticking fee to the term loan lenders upon closing of the pending acquisition. Borrowings under the contemplated revolving credit facility are anticipated to bear interest at a rate indexed to LIBOR plus 3.00%.
Completion of the acquisition remains subject to approvals by gaming regulatory authorities and other customary closing conditions. Completion of the financing is subject to completion of all regulatory and legal requirements necessary to finalize the acquisition, repayment of borrowings under, and termination of, our and WMS' existing senior credit facilities and other customary closing conditions.
As of June 30, 2013, we have incurred approximately $1,800 of costs related to the syndication of the contemplated term loan facility, which are classified as deferred financing fees in other assets on our Consolidated Balance Sheet as of June 30, 2013.

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
Interest rate swap contracts
On August 6, 2013, we entered into four forward starting interest rate swap contracts (the "2013 Hedges") with an aggregated notional value of $500,000, which become effective on April 15, 2015 and mature in January 2018. The objective of the 2013 Hedges, which are designated as cash flow hedges of a forecasted transaction in accordance with ASC 815, Derivatives and Hedging, is to eliminate the variability of cash flows attributable to the LIBOR component of interest expense to be paid on our forecasted variable-rate debt. Under the 2013 Hedges, we will pay interest on the notional amount of debt at an average fixed rate of 2.2% and receive interest on the notional amount of debt at the then prevailing three-month LIBOR rate.

We believe the 2013 Hedges will be highly effective in offsetting changes in the future expected cash flows due to fluctuation in the three-month LIBOR-based rate associated with the notional amount of forecasted variable-rate debt. The effectiveness of the 2013 Hedges will be measured quarterly on a retrospective basis by comparing the cumulative change in the hedging instrument's fair value to the change in the hedged transaction's fair value. To the extent the 2013 Hedges have no ineffectiveness, all gains and losses from the 2013 Hedges will be recorded in other comprehensive income (loss) until the forecasted underlying transaction occurs. Any realized gains or losses resulting from the cash flow hedges will be recognized together with the hedged transaction as interest expense within our Consolidated Statements of Operations and Comprehensive Income.
Foreign currency forward contracts
During the year ended December 31, 2012, we entered into foreign currency forward contracts for the sale of Euros for U.S. dollars to hedge a portion of the net investment in one of our subsidiaries that is denominated in Euros. Some of these foreign currency forward contracts settled in 2012. In May 2013, we settled the remaining €20,000 in aggregated notional amount of the foreign currency forward contracts with a weighted average rate of approximately 1.2690.
We designated the forward contracts as qualified hedges in accordance with ASC 815, Derivatives and Hedging. Gains and losses from the foreign currency forward contracts are recorded in accumulated other comprehensive (loss) income on our Consolidated Balance Sheets until the investment is liquidated. For the three and six months ended June 30, 2013, we recorded a loss associated with the forward contracts of approximately $325 and a gain of approximately $400, respectively, in other comprehensive (loss) income on our Consolidated Statements of Operations and Comprehensive Income.
In accordance with ASC 323, Investments - Equity Method and Joint Ventures, we record our share of a derivative instrument held by Lotterie Nazionali S.r.l. ("LNS") in which we have a 20% equity investment. Changes in the fair value of the derivative instrument are recorded by LNS within other comprehensive income on LNS' statement of comprehensive income. During the three and six months ended June 30, 2013, we recorded a gain associated with our share of this derivative instrument of $292 and $297, respectively, in other comprehensive (loss) income on our Consolidated Statements of Operations and Comprehensive Income and in equity investments on our Consolidated Balance Sheet.

(10) Stockholders’ Equity

The following table sets forth the change in the number of shares of our Class A common stock outstanding during the six months ended June 30, 2013 and during the fiscal year ended December 31, 2012:

	Six Months Ended	Twelve Months Ended
	June 30, 2013	December 31, 2012
Shares outstanding as of beginning of period	84,395	92,433
Shares issued as part of equity-based compensation plans and the Employee Stock Purchase Plan (“ESPP”), net of restricted stock units ("RSUs") surrendered	905	1,119
Shares repurchased into treasury stock	(226)	(9,157)
Shares outstanding as of end of period	85,074	84,395

(11) Stock-Based Compensation

We offer stock-based compensation through the use of stock options and RSUs. We also offer the ESPP.
We grant stock options to employees and directors under our equity-based compensation plans with exercise prices that are not less than the fair market value of our common stock on the date of grant. The terms of the stock option and RSU awards, including the vesting schedule of such awards, are determined at our discretion subject to the terms of the applicable equity-based compensation plan. Options granted over the last several years have generally been exercisable in four or five equal installments beginning on the first anniversary of the date of grant with a maximum term of ten years. RSUs typically vest in four or five equal installments beginning on the first anniversary of the date of grant or when certain performance targets are met. There are 13,500 shares of common stock authorized for awards under our 2003 Incentive Compensation Plan (the “Plan”) plus available shares from a preexisting equity-based compensation plan, which plans were approved by our stockholders. We record compensation expense for stock options and RSUs based on the fair value at the grant date.
The Company may grant certain awards, the vesting of which is contingent upon the Company achieving certain performance targets. Upon determining that the performance target is probable, the fair value of the award is recognized over the service period, subject to potential adjustment.
In 2013, the Compensation Committee of the Board of Directors of the Company approved a change in the method of payment of the annual incentive compensation for 2013 under which senior executives of the Company will be paid all or a portion of any bonus earned by them for 2013 in the form of RSUs in lieu of cash. In particular, 100% of any 2013 bonus earned by A. Lorne Weil, our Chairman and Chief Executive Officer, 50% of any 2013 bonus earned by each of the Company's other named executive officers and 25% of any 2013 bonus of certain other executives, will be paid in the form of RSUs. Any such RSUs will vest over two years, subject to forfeiture in the event of a voluntary termination by the executive prior to the end of the term of the executive's employment agreement or termination of the executive by the Company for “cause.” The RSUs will be subject to accelerated vesting in the event of other termination events (e.g., an involuntary termination).
We recorded stock-based compensation expense related to this modification for the three and six months ended June 30, 2013 of approximately $185 and $465, respectively.
Stock Options

A summary of the changes in stock options outstanding during the six months ended June 30, 2013 is presented below:

	Number of Options	Weighted Average Remaining Contract Term (Years)	Weighted Average Exercise Price Per Share	Aggregate Intrinsic Value
Options outstanding as of December 31, 2012	3,461	7.8	9.34	659
Granted	—		—	—
Exercised	—		—	—
Canceled	—		—	—
Options outstanding as of March 31, 2013	3,461	7.6	9.34	744
Granted	—		—	—
Exercised	—		—	—
Canceled	(21)		8.90	—
Options outstanding as of June 30, 2013	3,440	7.3	$9.34	$7,912
Options exercisable as of June 30, 2013	1,302	7.1	$10.27	$2,563

No options were granted during the three months ended June 30, 2013 and 2012. For the three and six months ended June 30, 2013, we recognized stock-based compensation expense of approximately $900 and $1,800, respectively, related to the vesting of stock options and the related tax benefit of approximately $350 and $710, respectively, prior to consideration of any valuation allowance recorded against the tax benefit. For the three and six months ended June 30, 2012, we recognized stock-based compensation expense of approximately $1,000 and $2,000, respectively, related to the vesting of stock options and the related tax benefit of approximately $380 and $760, respectively, prior to consideration of any valuation allowance recorded against the tax benefit.

As of June 30, 2013, we had unrecognized compensation expense of approximately $5,700 relating to stock option awards that will be amortized over a weighted-average period of approximately two years.

Restricted Stock Units

A summary of the changes in RSUs outstanding during the six months ended June 30, 2013 is presented below:

	Number of RSUs	Weighted Average Grant Date Fair Value Per RSU
Unvested units as of December 31, 2012	4,815	$10.53
Granted	1,354	8.86
Vested	(918)	12.36
Canceled	(3)	10.76
Unvested units as of March 31, 2013	5,248	$10.05
Granted	85	10.48
Vested	(70)	9.94
Canceled	(119)	11.51
Unvested units as of June 30, 2013	5,144	$9.95

For the three and six months ended June 30, 2013, we recognized stock-based compensation expense of approximately $4,600 and $9,300, respectively, related to the vesting of RSUs and the related tax benefit of approximately$1,720 and $3,480, respectively, prior to consideration of any valuation allowance recorded against the tax benefit. For the three and six months ended June 30, 2012, we recognized stock-based compensation expense of approximately $4,900 and $9,600 related to the vesting of RSUs and the related tax benefit of approximately $1,870 and $3,660, respectively, prior to consideration of any valuation allowance recorded against the tax benefit.

As of June 30, 2013, we had unrecognized compensation expense of approximately $39,500 relating to RSUs that will be amortized over a weighted-average period of approximately two years.

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

The following table sets forth the combined amount of net periodic benefit cost recognized for the three and six months ended June 30, 2013 and 2012:

	Three Months Ended		Six Months Ended
	June 30,		June 30,
	2013	2012	2013	2012
Components of net periodic pension benefit cost:
Service cost	$639	$568	$1,278	$1,136
Interest cost	1,186	1,147	2,372	2,294
Expected return on plan assets	(1,409)	(1,227)	(2,818)	(2,454)
Amortization of actuarial gains	261	251	522	502
Amortization of prior service costs	(65)	(19)	(130)	(38)
Net periodic cost	$612	$720	$1,224	$1,440

We have a 401(k) plan for U.S.-based employees. We contribute 37.5 cents on the dollar for the first 6% of participant contributions for a match of up to 2.25% of eligible compensation.

(13) Income Taxes
The effective tax rates for continuing operations of (37.6)% and (54.1)%, respectively, for the three months ended June 30, 2013 and 2012 and the effective tax rates for continuing operations of (39.1)% and 404.0%, respectively, for the six months ended June 30, 2013 and 2012 were determined using an estimated annual effective tax rate and after considering any discrete items for such periods. Due to a valuation allowance against our U.S. deferred tax assets, the effective tax rate for the three and six months ended June 30, 2013 and 2012 does not include the benefit of the current year U.S. tax loss. Income tax expense for the three and six months ended June 30, 2013 and 2012 primarily reflects income tax expense in foreign jurisdictions.

(14) Litigation

Although we are a party to various claims and legal actions arising in the ordinary course of business, we believe, on the basis of information presently available to us, that the ultimate disposition of these matters will not likely have a material adverse effect on our consolidated financial position or results of operations.
Our subsidiary, SGI, owned a minority interest in Wintech de Colombia S.A., or Wintech (now liquidated), which formerly operated the Colombian national lottery under contract with Empresa Colombiana de Recursos para la Salud, S.A. (together with its successors in interest, "Ecosalud"), an agency of the Colombian government. The contract provided for a penalty against Wintech, SGI and the other shareholders of Wintech of up to $5,000 if certain levels of lottery sales were not achieved. In addition, SGI delivered to Ecosalud a $4,000 surety bond as a further guarantee of performance under the contract. Wintech started the instant lottery in Colombia, but, due to difficulties beyond its control, including, among other factors, social and political unrest in Colombia, frequently interrupted telephone service and power outages, and competition from another lottery being operated in a province of Colombia that we believe was in violation of Wintech's exclusive license from Ecosalud, the projected sales level was not met for the year ended June 30, 1993.
In 1993, Ecosalud issued a resolution declaring that the contract was in default. In 1994, Ecosalud issued a liquidation resolution asserting claims for compensation and damages against Wintech, SGI and other shareholders of Wintech for, among other things, realization of the full amount of the penalty, plus interest, and the amount of the bond. SGI filed separate actions opposing each resolution with the Tribunal Contencioso of Cundinamarca in Colombia (the “Tribunal”), which upheld both resolutions. SGI appealed each decision to the Council of State. In May 2012, the Council of State upheld the authority of Ecosalud to issue the resolutions, which decision was published in August 2012. As a result of such decision, the Council of State will consider the merits of the claims set forth in the liquidation resolution in due course.
In June 1999, Ecosalud filed a collection proceeding against SGI to enforce the liquidation resolution and recover the claimed damages. In July 2002, the Tribunal denied SGI's preliminary motion to dismiss the collection proceeding and the decision was upheld on appeal. SGI's procedural defense motion was also denied. In May 2013, the Tribunal denied SGI's merit defenses to the collection proceeding and issued an order of payment of approximately 90,000,000 Colombian pesos (approximately $50,000) plus default interest (potentially accrued since 1994). SGI has filed an appeal to the Council of State, which appeal has stayed the payment order.
SGI believes it has various defenses on the merits against Ecosalud's claims. Although we believe these claims will not result in a material adverse effect on our consolidated financial position or results of operations, it is not feasible to predict the final outcome, and there can be no assurance that these claims will not ultimately be resolved adversely to us or result in material liability.
On April 16, 2012, certain video lottery terminals operated by SNAI S.p.a. ("SNAI") in Italy and supplied by Barcrest Group Limited ("Barcrest") erroneously printed what appeared to be winning jackpot and other tickets. SNAI has stated, and system data confirms, that no jackpots were actually won on that day. The terminals were deactivated pending a review by the Italian regulatory authority of the cause of the incident. We understand that the Italian regulatory authority has decided to revoke the certification of the version of the gaming system that Barcrest provided to SNAI and initiated proceedings to revoke the concession SNAI relies upon to operate video lottery terminals in Italy. Based on a release issued by SNAI on March 1, 2013, we understand that the Italian regulatory authority has issued a decision in which it fined SNAI €1,500 but did not revoke SNAI's concession.

In October 2012, SNAI filed a lawsuit in the Court of First Instance of Rome in Italy against Barcrest and The Global Draw Limited ("Global Draw"), our subsidiary which acquired Barcrest from IGT-UK Group Limited, claiming liability based on breach of contract and tort. The lawsuit seeks to terminate SNAI's agreement with Barcrest and damages arising from the deactivation of the terminals, including among other things, lost profits, expenses and costs, potential awards to players who have sought to enforce what appeared to be winning jackpot and other tickets, compensation sought by managers of the gaming locations where SNAI video lottery terminals supplied by Barcrest were installed, damages to commercial reputation and any future damages arising from SNAI's potential loss of its concession or inability to obtain a new concession. In June 2013, Barcrest and Global Draw filed a counterclaim based on SNAI's alleged breach of contract. While we believe we have meritorious defenses and potential third party recoveries, we are still in the process of evaluating the lawsuit and cannot currently predict the outcome of this matter.

Complaints challenging the pending WMS merger were filed earlier this year in the Delaware Court of Chancery, the Circuit Court of Cook County, Illinois and the Circuit Court of the Nineteenth Judicial Circuit, Lake County, Illinois. The actions are putative class actions filed on behalf of the WMS stockholders. The complaints generally allege that the WMS directors breached their fiduciary duties in connection with their consideration and approval of the merger and in connection with their public disclosures concerning the merger. The complaints allege that other defendants, including WMS, Scientific Games Corporation and certain affiliates of Scientific Games Corporation, aided and abetted those alleged breaches.

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

Presented below is condensed consolidating financial information for (i) the Parent Company, (ii) SGI, (iii) the Guarantor Subsidiaries and (iv) our 100%-owned foreign subsidiaries and our non-100%-owned domestic and foreign subsidiaries (collectively, the “Non-Guarantor Subsidiaries”) as of June 30, 2013 and December 31, 2012 and for the three and six months ended June 30, 2013 and 2012. The condensed consolidating financial information has been presented to show the nature of assets held, results of operations and cash flows of the Parent Company, SGI, the Guarantor Subsidiaries and the Non-Guarantor Subsidiaries reflecting the guarantee structures of our obligations as disclosed in Note 13 of the Notes to Consolidated Financial Statements in our 2012 Annual Report on Form 10-K for all periods presented.

The condensed consolidating financial information reflects the investments of the Parent Company in the Guarantor and Non-Guarantor Subsidiaries using the equity method of accounting. Corporate interest and administrative expenses have not been allocated to the subsidiaries.

SCIENTIFIC GAMES CORPORATION AND SUBSIDIARIES
SUPPLEMENTAL CONDENSED CONSOLIDATING BALANCE SHEET
As of June 30, 2013

	Parent Company	SGI	Guarantor Subsidiaries	Non-Guarantor Subsidiaries	Eliminating Entries	Consolidated
Assets
Cash and cash equivalents	$16,064	$141	$—	$63,467	$(1,588)	$78,084
Restricted cash	—	—	—	28,588	—	$28,588
Accounts receivable, net	—	61,474	24,212	104,123	—	189,809
Inventories	—	25,627	14,247	27,488	—	67,362
Notes receivable	10,410	—	—	—	—	$10,410
Other current assets	7,687	3,713	7,165	34,555	—	53,120
Property and equipment, net	8,317	142,998	35,122	187,671	—	374,108
Investment in subsidiaries	504,072	800,013	—	855,801	(2,159,886)	—
Goodwill	—	253,928	76,741	450,749	—	781,418
Intangible assets	—	41,649	35,441	17,851	—	94,941
Intercompany balances	48,278	—	330,634	—	(378,912)	—
Other assets	7,554	92,070	9,475	318,979	(2,615)	425,463
Total assets	$602,382	$1,421,613	$533,037	$2,089,272	$(2,543,001)	$2,103,303
Liabilities and stockholders’ equity
Current installments of long-term debt	$—	$6,280	$—	$3,989	$—	$10,269
Other current liabilities	24,812	49,440	32,470	97,828	(1,595)	202,955
Long-term debt, excluding current installments	250,000	1,196,428	—	2,694	—	1,449,122
Other non-current liabilities	17,130	26,208	30,522	57,460	—	131,320
Intercompany balances	803	153,317	(245)	225,055	(378,930)	—
Stockholders’ equity	309,637	(10,060)	470,290	1,702,246	(2,162,476)	309,637
Total liabilities and stockholders’ equity	$602,382	$1,421,613	$533,037	$2,089,272	$(2,543,001)	$2,103,303

SCIENTIFIC GAMES CORPORATION AND SUBSIDIARIES
SUPPLEMENTAL CONDENSED CONSOLIDATING BALANCE SHEET
As of December 31, 2012

	Parent Company	SGI	Guarantor Subsidiaries	Non-Guarantor Subsidiaries	Eliminating Entries	Consolidated
Assets
Cash and cash equivalents	$27,159	$201	$—	$82,834	$(1,179)	$109,015
Restricted cash	—	—	—	30,398	—	$30,398
Accounts receivable, net	—	63,944	29,156	116,770	—	209,870
Inventories	—	25,411	16,063	29,781	—	71,255
Note receivable	10,298	—	—	—	—	$10,298
Other current assets	9,693	3,809	6,773	33,507	—	53,782
Property and equipment, net	5,727	154,243	32,957	183,950	—	376,877
Investment in subsidiaries	520,969	802,425	—	855,801	(2,179,195)	—
Goodwill	—	253,928	76,741	470,704	—	801,373
Intangible assets	—	42,000	20,367	21,924	—	84,291
Intercompany balances	79,735	—	302,396	—	(382,131)	—
Other assets	6,479	74,923	7,507	353,455	(2,615)	439,749
Total assets	$660,060	$1,420,884	$491,960	$2,179,124	$(2,565,120)	$2,186,908
Liabilities and stockholders’ equity
Current installments of long-term debt	$—	$6,280	$—	$10,178	$—	$16,458
Other current liabilities	28,485	58,473	35,436	118,682	(1,187)	239,889
Long-term debt, excluding current installments	250,000	1,199,247	—	2,461	—	1,451,708
Other non-current liabilities	16,784	25,560	12,174	59,544	—	114,062
Intercompany balances	—	136,402	—	245,748	(382,150)	—
Stockholders’ equity	364,791	(5,078)	444,350	1,742,511	(2,181,783)	364,791
Total liabilities and stockholders’ equity	$660,060	$1,420,884	$491,960	$2,179,124	$(2,565,120)	$2,186,908

SCIENTIFIC GAMES CORPORATION AND SUBSIDIARIES
SUPPLEMENTAL CONDENSED CONSOLIDATING STATEMENT OF INCOME AND COMPREHENSIVE INCOME
Three Months Ended June 30, 2013

	Parent Company	SGI	Guarantor Subsidiaries	Non-Guarantor Subsidiaries	Eliminating Entries	Consolidated
Revenue	$—	$106,990	$9,792	$118,997	$(735)	$235,044
Cost of instant ticket revenue, cost of services and cost of sales (1)	—	34,425	34,718	66,092	(1,861)	133,374
Selling, general and administrative	17,674	12,738	2,454	13,209	79	46,154
Employee termination and restructuring costs	—	—	—	—	—	—
Depreciation and amortization	163	9,505	5,517	27,879	—	43,064
Operating (loss) income	(17,837)	50,322	(32,897)	11,817	1,047	12,452
Interest (expense)	(5,307)	(19,653)	(7)	(171)	—	(25,138)
Other income (expense), net	816	(46,512)	47,871	2,560	(1,047)	3,688
(Loss) income before equity in income of subsidiaries, and income taxes	(22,328)	(15,843)	14,967	14,206	—	(8,998)
Equity in income (loss) of subsidiaries	11,752	14,889	—	—	(26,641)	—
Income tax expense	1,807	128	—	1,450	—	3,385
Net (loss) income from continuing operations	$(12,383)	$(1,082)	$14,967	$12,756	$(26,641)	$(12,383)

Net loss from discontinued operations	$(592)	$—	$—	$(592)	$592	(592)

Net (loss) income	(12,975)	(1,082)	14,967	12,164	(26,049)	(12,975)

Other comprehensive income (loss)	803	(182)	—	853	(671)	803
Comprehensive (loss) income	$(12,172)	$(1,264)	$14,967	$13,017	$(26,720)	$(12,172)

(1) Exclusive of depreciation and amortization.

SCIENTIFIC GAMES CORPORATION AND SUBSIDIARIES
SUPPLEMENTAL CONDENSED CONSOLIDATING STATEMENT OF INCOME AND COMPREHENSIVE INCOME
Three Months Ended June 30, 2012

	Parent Company	SGI	Guarantor Subsidiaries	Non-Guarantor Subsidiaries	Eliminating Entries	Consolidated
Revenue	$—	$104,177	$10,601	$112,874	$(1,645)	$226,007
Cost of instant ticket revenue, cost of services and cost of sales (1)	—	33,115	34,533	60,662	(2,726)	125,584
Selling, general and administrative	15,126	14,170	2,937	14,998	(767)	46,464
Employee termination and restructuring costs	—	—	—	5,747	—	5,747
Depreciation and amortization	150	7,568	7,916	21,184	—	36,818
Operating (loss) income	(15,276)	49,324	(34,785)	10,283	1,848	11,394
Interest (expense)	(5,305)	(18,605)	—	(275)	—	(24,185)
Other income (expense), net	1,027	(42,589)	44,392	4,725	(1,848)	5,707
(Loss) income before equity in income of subsidiaries, and income taxes	(19,554)	(11,870)	9,607	14,733	—	(7,084)
Equity in income (loss) of subsidiaries	10,001	9,589	—	—	(19,590)	—
Income tax expense	1,359	44	—	2,425	—	3,828
Net (loss) income from continuing operations	$(10,912)	$(2,325)	$9,607	$12,308	$(19,590)	$(10,912)

Net loss from discontinued operations	$(1,677)	$—	$—	$(1,677)	$1,677	(1,677)

Net (loss) income	(12,589)	(2,325)	9,607	10,631	(17,913)	(12,589)

Other comprehensive (loss) income	(27,859)	1,099	—	(28,627)	27,528	(27,859)
Comprehensive (loss) income	$(40,448)	$(1,226)	$9,607	$(17,996)	$9,615	$(40,448)

(1) Exclusive of depreciation and amortization.

SCIENTIFIC GAMES CORPORATION AND SUBSIDIARIES
SUPPLEMENTAL CONDENSED CONSOLIDATING STATEMENT OF INCOME AND COMPREHENSIVE INCOME
Six Months Ended June 30, 2013

	Parent Company	SGI	Guarantor Subsidiaries	Non-Guarantor Subsidiaries	Eliminating Entries	Consolidated
Revenue	$—	$207,763	$21,907	$226,622	$(1,660)	$454,632
Cost of instant ticket revenue, cost of services and cost of sales (1)	—	66,971	69,066	125,998	(3,943)	258,092
Selling, general and administrative	35,284	26,951	5,407	29,657	(504)	96,795
Employee termination and restructuring costs	—	—	—	331	—	331
Depreciation and amortization	323	18,610	11,023	45,877	—	75,833
Operating (loss) income	(35,607)	95,231	(63,589)	24,759	2,787	23,581
Interest (expense)	(10,612)	(39,093)	(8)	(433)	—	(50,146)
Other income (expense), net	3,280	(86,887)	89,536	5,685	(2,788)	8,826
(Loss) income before equity in income of subsidiaries, and income taxes	(42,939)	(30,749)	25,939	30,011	(1)	(17,739)
Equity in income (loss) of subsidiaries	21,869	25,806	—	—	(47,675)	—
Income tax expense	3,600	169	—	3,162	—	6,931
Net (loss) income from continuing operations	$(24,670)	$(5,112)	$25,939	$26,849	$(47,676)	$(24,670)

Net loss from discontinued operations	(1,458)	—	—	(1,458)	1,458	(1,458)

Net income (loss) income	(26,128)	(5,112)	25,939	25,391	(46,218)	(26,128)

Other comprehensive (loss) income	(37,308)	99	—	(37,352)	37,253	(37,308)
Comprehensive (loss) income	$(63,436)	$(5,013)	$25,939	$(11,961)	$(8,965)	$(63,436)

(1) Exclusive of depreciation and amortization.

SCIENTIFIC GAMES CORPORATION AND SUBSIDIARIES
SUPPLEMENTAL CONDENSED CONSOLIDATING STATEMENT OF INCOME AND COMPREHENSIVE INCOME
Six Months Ended June 30, 2012

	Parent Company	SGI	Guarantor Subsidiaries	Non-Guarantor Subsidiaries	Eliminating Entries	Consolidated
Revenue	$—	$210,828	$20,150	$228,441	$(2,218)	$457,201
Cost of instant ticket revenue, cost of services and cost of sales (1)	—	66,105	68,747	125,277	(4,352)	255,777
Selling, general and administrative	30,647	28,907	6,569	27,055	(1,416)	91,762
Employee termination and restructuring costs	—	—	—	8,051	—	8,051
Depreciation and amortization	299	14,888	12,693	37,406	—	65,286
Operating (loss) income	(30,946)	100,928	(67,859)	30,652	3,550	36,325
Interest (expense)	(10,607)	(37,777)	—	(699)	—	(49,083)
Other income (expense), net	3,215	(82,638)	89,713	8,334	(3,550)	15,074
(Loss) income before equity in income of subsidiaries, and income taxes	(38,338)	(19,487)	21,854	38,287	—	2,316
Equity in (loss) income of subsidiaries	(22,270)	21,696	—	—	574	—
Income tax expense	(53,564)	58,243	—	4,681	—	9,360
Net (loss) income from continuing operations	$(7,044)	$(56,034)	$21,854	$33,606	$574	$(7,044)

Net loss from discontinued operations	(3,726)	—	—	(3,726)	3,726	(3,726)

Net (loss) income	(10,770)	(56,034)	21,854	29,880	4,300	(10,770)

Other comprehensive (loss) income	(2,437)	1,318	—	(3,596)	2,278	(2,437)
Comprehensive (loss) income	$(13,207)	$(54,716)	$21,854	$26,284	$6,578	$(13,207)

(1) Exclusive of depreciation and amortization.

SCIENTIFIC GAMES CORPORATION AND SUBSIDIARIES
SUPPLEMENTAL CONDENSED CONSOLIDATING STATEMENT OF CASH FLOWS
Six Months Ended June 30, 2013

	Parent Company	SGI	Guarantor Subsidiaries	Non- Guarantor Subsidiaries	Eliminating Entries	Consolidated
Net cash (used in) provided by operating activities	$(24,132)	$(9,148)	$28,305	$75,014	$—	$70,039
Cash flows from investing activities:
Capital, lottery and gaming systems expenditures	(3,828)	(10,051)	(14,674)	(51,924)	—	(80,477)
Business acquisitions, net of cash acquired	—	—	—	(396)	—	(396)
Other assets and investments	(153)	9,744	—	48,660	(61,369)	(3,118)
Net cash (used in) provided by investing activities	(3,981)	(307)	(14,674)	(3,660)	(61,369)	(83,991)
Cash flows from financing activities:
Net payments on long-term debt	—	(3,140)	—	(6,041)	—	(9,181)
Net redemptions of common stock under stock-based compensation plans	(2,759)	—	—	(61,382)	61,382	(2,759)
Payment of financing fees	—	(1,981)	—	—	—	(1,981)
Purchase of treasury stock	—	—	—	—	—	—
Other, principally intercompany balances	19,776	14,685	(14,041)	(20,421)	1	—
Net cash provided by (used in) financing activities	17,017	9,564	(14,041)	(87,844)	61,383	(13,921)
Effect of exchange rate changes on cash	—	(169)	—	(2,888)	(1)	(3,058)
Increase (decrease) in cash and cash equivalents	(11,096)	(60)	(410)	(19,378)	13	(30,931)
Cash and cash equivalents, beginning of period	27,160	201	2,378	79,276	—	109,015
Cash and cash equivalents, end of period	$16,064	$141	$1,968	$59,898	$13	$78,084

SCIENTIFIC GAMES CORPORATION AND SUBSIDIARIES
SUPPLEMENTAL CONDENSED CONSOLIDATING STATEMENT OF CASH FLOWS
Six Months Ended June 30, 2012

	Parent Company	SGI	Guarantor Subsidiaries	Non- Guarantor Subsidiaries	Eliminating Entries	Consolidated
Net cash (used in) provided by operating activities	$(20,287)	$2,646	$25,011	$74,864	$1,122	$83,356
Cash flows from investing activities:
Capital, lottery and gaming systems expenditures	(879)	(15,342)	(7,459)	(26,688)	—	(50,368)
Business acquisitions, net of cash acquired	—	—	—	(12,991)	—	(12,991)
Other assets and investments	(198)	(20,860)	156	84,219	(46,350)	16,967
Net cash (used in) provided by investing activities	(1,077)	(36,202)	(7,303)	44,540	(46,350)	(46,392)
Cash flows from financing activities:
Net payments on long-term debt	—	(3,140)	—	(18,116)	—	(21,256)
Net redemptions of common stock under stock-based compensation plans	(3,595)	—	5	(45,283)	45,278	(3,595)
Payment of financing fees	—	(57)	—	—	—	(57)
Purchase of treasury stock	(1,895)	—	—	—	—	(1,895)
Other, principally intercompany balances	38,612	37,908	(18,543)	(57,928)	(49)	—
Net cash provided by (used in) financing activities	33,122	34,711	(18,538)	(121,327)	45,229	(26,803)
Effect of exchange rate changes on cash	—	(119)	—	(2,013)	—	(2,132)
Increase (decrease) in cash and cash equivalents	11,758	1,036	(830)	(3,936)	1	8,029
Cash and cash equivalents, beginning of period	24,042	55	2,379	77,926	—	104,402
Cash and cash equivalents, end of period	$35,800	$1,091	$1,549	$73,990	$1	$112,431

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
Pending Merger with WMS
On January 30, 2013, we entered into a merger agreement pursuant to which we agreed to acquire WMS Industries Inc., a leading supplier of gaming machines and interactive gaming systems and content (“WMS”), for $26.00 in cash per common share, for a total enterprise value of approximately $1,500.0 million. In March 2013, we received confirmation from the Federal Trade Commission of early termination of the waiting period under the Hart-Scott-Rodino Antitrust Improvements Act of 1976 in connection with the merger, which satisfied the related closing condition. In May 2013, WMS' stockholders approved the merger. The closing of the merger remains subject to approval by various regulatory authorities and other customary closing conditions. We have filed an application for approval (or otherwise provided the required documentation or information), or have received confirmation that such approval is not required prior to the closing of the merger, in each of the jurisdictions where gaming regulatory approval is a condition to closing under the merger agreement.
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
In May 2013, we completed the syndication of the contemplated $2,300.0 million term loan facility that, together with a previously syndicated $300.0 million revolving credit facility, is expected to comprise the financing necessary to complete the merger. Completion of the financing is subject to completion of all regulatory and legal requirements necessary to finalize the acquisition, repayment of borrowings under, and termination of, our and WMS' existing senior credit facilities and other customary closing conditions. See Note 8 of the Notes to Consolidated Financial Statements included in this Quarterly Report on Form 10-Q for further information regarding the contemplated financing.
In connection with the pending merger, we incurred approximately $2.4 million and $6.2 million in regulatory costs, professional fees and other expenses for the three and six months ended June 30, 2013, respectively, with additional transaction-related fees and expenses anticipated to be incurred throughout the balance of 2013.

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
We consider retail sales of instant tickets to be a key performance indicator of our instant ticket revenue, although there may not always be a direct correlation between retail sales and our instant ticket revenue due to the type of contract (e.g., PPK versus POS or CSP contracts), the impact of changes in our customer contracts, the performance of our licensed properties business or other factors. Based on third-party data, our U.S. customers' total instant ticket lottery retail sales increased 4.9% and 3.6% for the three and six months ended June 30, 2013, respectively, compared to the same periods in 2012, driven by strong performance in larger states.
Our licensed game contracts are generally game-specific and therefore short-term and non-recurring. Our instant ticket revenue may be negatively impacted to the extent we are unable to continue to win licensed game-specific or multi-state game contracts. In January 2013, we entered into a new license agreement with Hasbro International, Inc. (“Hasbro”) for the use of certain of Hasbro's licensed properties through December 31, 2016.
There has been increased interest within the lottery industry in player loyalty programs, which we believe may result in further growth opportunities for our Properties Plus loyalty program, which features players clubs, reward programs, second chance promotional websites and interactive games. We commenced new Properties Plus programs with four lotteries during 2012 and had a total of seven active programs as of December 31, 2012. In February 2013, the Maryland lottery signed an agreement with us for a Properties Plus program.
We are the primary supplier of instant lottery tickets for Lotterie Nazionali S.r.l. ("LNS"), in which we have a 20% equity investment, which was awarded the concession to be the exclusive operator of the Italian Gratta e Vinci instant ticket lottery beginning on October 1, 2010. The concession has an initial term of nine years (subject to a performance evaluation during the fifth year) and could be extended by the Italian lottery authority for an additional nine years. Over the life of the concession, we expect that we will supply no less than 80% of LNS' instant ticket production requirements. Retail sales for LNS for the three and six months ended June 30, 2013 declined by approximately 2.4% and 2.6%, respectively, compared to the same periods in 2012, which we believe was due in part to a decline in consumer spending related to difficult economic conditions in Italy.
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
In November 2012, an arbitrator determined that Northstar Illinois is entitled to a $28.4 million downward adjustment to the net income target for the lottery's 2012 fiscal year and a $2.9 million downward adjustment to the net income target for the lottery's 2013 fiscal year reflecting, in each case, an adjustment that is less than 5% of the applicable net income target. Under the terms of the PMA, any adjustment by an arbitrator that is less than 5% of the applicable net income target is binding on the parties. The lottery's audited financial statements for the fiscal year ended June 30, 2012 were completed in May 2013. We understand that the lottery has asserted that Northstar Illinois is responsible for a shortfall payment of approximately $20 million with respect to the fiscal year ended June 30, 2012. We understand that Northstar Illinois disagrees with the methodology used by the lottery in calculating the lottery's net income that formed the basis of the lottery's shortfall payment claim and believes that certain other matters that could impact any potential shortfall payment have yet to be resolved, and has initiated the resolution process contemplated by the PMA in an attempt to resolve these matters.

We understand that, despite the matters to be resolved, in light of the completion of the lottery's financial statements for the fiscal year ended June 30, 2012, and based on preliminary financial information for the lottery's fiscal year ended June 30, 2013, Northstar Illinois has recorded a liability of approximately $42 million as of June 30, 2013 associated with its estimate of the potential aggregate net shortfall payments for the first three fiscal years under the PMA. We understand that Northstar Illinois has recorded this estimated potential obligation in other current liabilities on its balance sheet, with an offset to other non-current assets as of June 30, 2013.  For the three and six months ended June 30, 2013, earnings from our equity investment in Northstar Illinois were reduced by an amount equal to the amortization of our 20% share of the $42 million of estimated net shortfall payments recorded by Northstar Illinois, which amortization is allocated over the life of the contract.  These amounts were not material to our results of operations for the three and six months ended June 30, 2013. We may be required to make capital contributions to Northstar Illinois to fund our 20% pro rata share of any shortfall payments that are payable to the State under the PMA.
In December 2012, we formed a consortium with GTECH Corporation (“GTECH”) and a subsidiary of the administrator of the Ontario Municipal Employees Retirement System (“OMERS”) to bid for a long-term agreement to provide marketing and sales services for the New Jersey lottery. In April 2013, the State issued a notice of intent to award the services agreement to our consortium. The award of the agreement to our consortium was protested by a union that represents certain of the lottery workers. The protest was denied and the union has appealed the denial of the protest. In June 2013, our consortium entity, Northstar New Jersey Lottery Group, LLC (“Northstar New Jersey”), executed the services agreement and, in connection therewith, made a $120.0 million payment to the State. Services under the agreement are expected to begin on October 1, 2013 following a transition period and end on June 30, 2029. We own a 17.69% equity interest in Northstar New Jersey. In connection with the execution of the services agreement, we contributed approximately $21.2 million, representing our pro rata share of the $120.0 million payment. We are also responsible for our pro rata share of the initial working capital requirements of Northstar New Jersey, of which we have contributed approximately $1.1 million to date.
Under the terms of the agreement with the New Jersey Lottery, Northstar New Jersey will be entitled to receive annual incentive compensation payments to the extent the lottery's net income for the applicable year exceeds specified target levels, subject to a cap of 5% of such net income.  Northstar New Jersey will be responsible for payments to the State to the extent the lottery net income targets set forth in Northstar New Jersey's successful bid are not achieved, subject to a cap of 2% of the applicable year's net income and a $20.0 million shortfall payment credit.

Under separate supply agreements, Scientific Games will provide Northstar New Jersey with instant lottery games and related services and GTECH will provide Northstar New Jersey with lottery systems and equipment and related services. Scientific Games is expected to have a 30% economic interest (and be responsible for 30% of the capital requirements) associated with these supply arrangements. We own a 30% equity interest in Northstar SupplyCo New Jersey, LLC, an entity we formed with GTECH in connection with these supply arrangements.

As U.S. and international jurisdictions increasingly look toward lottery and gaming as a source of revenue growth, we believe there will be continued interest in pursuing an outsourcing model whereby the day-to-day management of lotteries is conducted by a third party, similar to the PMA model in Illinois. To the extent any of our lottery customers enters into a private management agreement, such lottery customer or the private manager may terminate our existing contract(s) with the lottery customer as part of the transition to the private management model. In 2012, the Indiana lottery awarded a private management agreement to one of our competitors. In March 2013, we entered into an instant ticket lottery contract for five years with the manager of the Indiana lottery, which contract went into effect in April 2013 following the expiration of the instant ticket lottery contract we had with the Indiana lottery.

    In December 2012, the Hellenic Republic Asset Development Fund provisionally awarded our consortium a 12-year concession for the exclusive rights to the production, operation and management of instant ticket and certain traditional lotteries in Greece. In June 2013, the consortium formally incorporated as an operating company principally owned by OPAP S.A., us and Intralot, S.A. We own a 16.5% equity interest in the operating company. In July 2013, the operating company executed the concession agreement with the Hellenic Republic Asset Development Fund. The commencement of operations under the concession agreement remains subject to Greek parliamentary and competition authority approvals. Subject to the satisfaction of these conditions, the operating company will pay an upfront fee of €190.0 million to the Hellenic Republic Asset Development Fund, of which our portion will be €31.4 million, and will be responsible for a monthly fee to the Greek government equal to a percentage of gross gaming revenue.  In July 2013, we contributed approximately €6.6 million to the operating company, representing our pro rata share of the operating company's minimum capital requirement, amounts required for working capital and the first installment of the €190.0 million upfront fee to be held in escrow pending satisfaction of the conditions. In July 2013, we executed an instant ticket supply agreement with the operating company, pursuant to which we will be the exclusive provider of instant tickets and design services to the operating company and will also be responsible for certain advisory services applicable to all lottery tickets included in the concession.
There can be no assurance that the required approvals will be obtained or that operations under the new concession will otherwise commence. In the event operations under the new concession do not commence, we may not be able to recover the amounts that we have contributed to the operating company. According to third-party data, in 2011, OPAP generated €4.4 billion in total lottery retail sales in Greece, or approximately €386 on a per capita basis, making it the third largest lottery in the world in terms of per capita sales based on third-party data. The instant ticket lottery has been inactive since 2003.

In May 2013, a strategic alliance we formed with a Panamanian company entered into a ten-year contract with the with Loteria Nacional de Beneficencia of Panama (the National Lottery of Panama) to supply instant tickets under a cooperative services program beginning in May 2013. We are the exclusive supplier of instant tickets and services to the consortium for the term of the contract.

In May 2013, we signed an instant ticket and cooperative services contract with Loteria Electronica Internacional Dominicana S.A. ("LEIDSA"), the largest electronic lottery licensed by Loteria Nacional de la Republica Dominicana (the Dominican Republic National Lottery). The seven-year contract, which commenced in May 2013, includes an option for LEIDSA to extend the contract for an additional three years. Under the contract, we will be compensated for instant tickets on a PPK basis and will also receive a percentage of instant ticket retail sales for providing cooperative services.

In July 2013, we signed an instant ticket contract with the Rhode Island lottery to serve as the sole supplier of instant tickets on a PPK basis. The three-year contract, which commenced in July 2013, includes five one-year contract extension options held by the Rhode Island lottery.

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
We believe that retail sales of draw games is a key performance indicator of our Lottery Systems service revenue, although there may not always be a direct correlation between retail sales and our Lottery Systems revenue due to the terms of contracts, the impact of changes in our customer contracts or other factors. The level of jackpots of the Powerball® and Mega Millions® multi-state draw lottery games have an impact on U.S. retail sales and, therefore, on our service revenue in any given period. The industry experienced the largest Mega Millions jackpot in history ($656 million) during the three months ended March 31, 2012 and experienced the largest Powerball jackpot in history ($591 million) during the three months ended June 30, 2013.

Based on third-party data, our Lottery Systems customers' total draw game retail sales in the U.S. increased 10.8% for the three months ended June 30, 2013 and decreased 2.9% for the six months ended June 30, 2013 compared to the same periods in 2012. Our Lottery Systems service revenue in the U.S. increased 4.4% and decreased 2.0% for the three and six months ended June 30, 2013, respectively, compared to the same periods in 2012, due in part to the size of Mega Millions and Powerball jackpots in the respective periods. Our Lottery Systems service revenue is also impacted by retail sales of instant lottery tickets where we provide instant lottery ticket validation services as part of a Lottery Systems contract. Our Lottery Systems sales revenue primarily relates to sales of equipment that are non-recurring in nature.

Our lottery systems contract with the Indiana lottery was terminated in connection with the award of a private management agreement to another vendor. We entered into an agreement with the private manager of the Indiana lottery to provide our existing lottery systems equipment and related services through August 2016, which agreement commenced in April 2013. In February 2013, we executed a five-year extension of our lottery systems contract with the Connecticut lottery. In March 2013, we executed a contract with the Oklahoma Lottery to continue supplying instant tickets and lottery services for an initial period of one year subject to nine one-year contract extension options held by the lottery. In June 2013, the Colorado lottery awarded a new lottery systems contract to one of our competitors. We have protested the contract award. We will continue to provide lottery systems services to the Colorado lottery under our existing contract through October 2014.

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

We are the exclusive instant ticket validation network provider to the China Sports Lottery ("CSL") under an agreement that expires in January 2016. Under the terms of this agreement, the POS rate we receive decreased by 0.1% in January 2012 and is scheduled to decrease by an additional 0.1% in January 2014. We have seen a recent decline in our instant ticket validation revenue and our joint venture's instant ticket printing revenue as instant ticket retail sales of the CSL have declined, which we believe is due in part to competition from other lottery products impacting instant ticket sales. For the three and six months ended June 30, 2013, instant ticket retail sales of the CSL decreased approximately 7.6% and 9.9%, respectively, compared to the same periods in 2012. We remain focused on improving retail sales by expanding the lottery retailer network and increasing our involvement in the game selection process and instant ticket promotions. We believe it will take some time for any such actions to take effect. To the extent we are not able to successfully implement these remedial actions and offset our CSL contract rate reductions by retail sales growth, our revenue and profitability may be adversely affected.

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

Our U.K. LBO contracts generally have initial terms of two to four years with potential extensions. Our gross win per terminal per day decreased approximately 2.1% and 1.6% for the three and six months ended June 30, 2013, respectively, compared to the same periods in 2012, which we believe is due in part to challenging economic conditions. Our installed base of LBO gaming terminals in the U.K. increased from approximately 20,500 as of June 30, 2012 to 21,700 as of June 30, 2013 primarily as a result of increased growth of the large LBO operators' estates for the period ended June 30, 2013 as compared to the same period in 2012. In June 2013, Betfred Group Ltd. ("Betfred"), a U.K. bookmaker, awarded a contract for the exclusive supply of gaming terminals to one of our competitors (currently the primary supplier of gaming terminals to Betfred) which will take effect following the expiration of our contract with Betfred in December 2013. The loss of this contract will impact our results of operations in 2014.

We are also a leading supplier of gaming content, platforms and systems to gaming operators in the U.K. and continental Europe, LBOs, bingo halls and arcades. We have an expansive library of gaming titles and properties, as well as an existing base of business in interactive gaming in which game content is made available through internet, mobile and other digital delivery channels. We had an installed base of approximately 2,700 gaming terminals related to our bingo hall and arcade business as of June 30, 2013 and 5,300 gaming terminals related to our U.K. pub, bingo hall and arcade business as of June 30, 2012. In January 2012, following a comprehensive strategic review, we announced our exit from the amusement with prize ("AWP") analog terminal business of Barcrest Group Limited ("Barcrest"), which we acquired in October 2011, in order to focus our game design and other resources solely on our digital server-based supply model. We also reorganized our pub business to more effectively capitalize on the Barcrest acquisition. In March 2013, we sold our installed base of gaming terminals in our pub business to a third party. The sale of the gaming terminals decreased our installed base of gaming terminals but did not have a material impact on our results of operations for the three and six months ended June 30, 2013.

We continue to seek to expand our server-based gaming terminal business outside the U.K., with current deployments in the Caribbean, Czech Republic, Mexico and Puerto Rico. We had an installed base of approximately 5,200 and 5,900 gaming terminals outside of the U.K. as of June 30, 2013 and 2012, respectively. In April 2012, approximately 1,400 video lottery terminals operated by SNAI in Italy and supplied by Barcrest were deactivated following the erroneous printing of what appeared to be winning jackpot and other tickets. The deactivation of the terminals negatively impacted the Gaming results of operations for the three and six months ended June 30, 2013. See "Legal Proceedings" in Part II, Item 1 of this Quarterly Report on Form 10-Q for further information. We are recording the revenue from our gaming contract with a customer in Puerto Rico on a cost recovery (cash basis) method, which negatively impacted our Gaming results of operations for the three and six months ended June 30, 2013 compared to the same periods in 2012.
In late 2010, the U.K. government announced its intention to change the taxation of gaming machines by replacing the currently applicable amusement machine license duty and the value-added tax with a new machine games duty, or MGD, based on the gross win generated by a gaming machine. In a budget statement issued in March 2012, the U.K. government announced a standard MGD rate of 20% on gross win, effective February 1, 2013. These tax changes may impact our gaming machine customers' businesses and, therefore, could negatively impact our business in 2013.
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

Foreign Currency Risk

We derived approximately 53% and 52% of our annual revenue from sales to customers outside of the U.S. in 2012 and 2011, respectively, and are affected by fluctuations in foreign currency exchange rates, particularly the British Pound Sterling and the Euro. The British Pound Sterling and the Euro represented, respectively, approximately $114.0 million, or 25.1%, and $25 million, or 5.5%, of our consolidated revenue for the six months ended June 30, 2013. Historically, foreign currency fluctuations have impacted our revenue more than our expenses, as a portion of our raw materials, such as paper, ink and point-of-sale terminals, is contracted for in U.S. dollars. We also have foreign currency exposure related to certain of our equity investments. Our earnings from our Euro-denominated equity investment in LNS were $9.3 million for the six months ended June 30, 2013. Our foreign currency exposure from equity investments denominated in other foreign currencies was not material in the aggregate for the six months ended June 30, 2013. When we refer to the impact of foreign currency exchange rate fluctuations, we are referring to the difference between the relevant period rates and the prior period rates applied to the relevant period activity.

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

Recently Issued Accounting Guidance

In December 2011, the Financial Accounting Standards Board (the "FASB") issued guidance enhancing disclosure requirements about the nature of an entity's right to offset and related arrangements associated with its financial instruments and derivative instruments. The new guidance requires the disclosure of the gross amounts subject to rights of set-off, amounts offset in accordance with the accounting standards followed, and the related net exposure. In January 2013, the FASB clarified that the scope of this guidance applies to derivatives, including bifurcated embedded derivatives, repurchase agreements and reverse repurchase agreements, and securities borrowing and securities lending transactions that are either offset or subject to an enforceable master netting arrangement, or similar agreements. The new guidance became effective for us beginning January 1, 2013. The adoption of this amendment did not have a material impact on our financial statements.

In February 2013, the FASB issued guidance on presentation of comprehensive income to improve the reporting of reclassifications out of accumulated other comprehensive income. The guidance requires an entity to provide information about the amounts reclassified out of accumulated other comprehensive income by component. In addition, an entity is required to present, either on the face of the statement where net income is presented or in the notes, significant amounts reclassified out of accumulated other comprehensive income by the respective line items of net income but only if the amount reclassified is required under U.S. GAAP to be reclassified to net income in its entirety in the same reporting period. For other amounts that are not required under U.S. GAAP to be reclassified in their entirety to net income, an entity is required to cross-reference to other disclosures required under U.S. GAAP that provide additional detail about those amounts. The adoption of this guidance did not have a material impact on our financial statements as we did not have any material reclassifications out of accumulated other comprehensive income for the three and six months ended June 30, 2013.

In February 2013, the FASB amended guidance related to the recognition, measurement, and disclosure of obligations resulting from joint and several liability arrangements for which the total amount of the obligation within the scope of this guidance is fixed at the reporting date. The guidance requires an entity to measure obligations resulting from such arrangements as the sum of the amount the reporting entity agreed to pay pursuant to its agreement with its co-obligors and any additional amount it expects to pay on behalf of such co-obligors. In addition, the amendment requires an entity to disclose the nature and amount of the obligation as well as other information about the obligation. The guidance is effective for interim and annual periods beginning after December 15, 2013 and is to be applied retrospectively. The adoption of the amendment is not expected to have a material impact on our financial position or results of operations.

In March 2013, the FASB amended guidance related to a parent company's accounting for the release of the cumulative translation adjustment into net income upon derecognition of certain subsidiaries or groups of assets within a foreign entity or of an investment in a foreign entity. This guidance is effective for fiscal periods beginning after December 15, 2013, and is to be applied prospectively to derecognition events occurring after the effective date. The adoption of the amendment is not expected to have a material impact on our financial position or results of operations.

Three Months Ended June 30, 2013 Compared to Three Months Ended June 30, 2012
CONSOLIDATED RESULTS

			Variance for the
	Three Months Ended		Three Months Ended
	June 30,		June 30,
	2013	2012	2013 vs. 2012
	(in thousands)		(in millions)
Revenue:
Instant tickets	$126,538	$119,627	$6.9	6%
Services	85,176	85,335	(0.2)	—%
Sales	23,330	21,045	2.3	11%
Total revenue	235,044	226,007	9.0	4%
Operating expenses:
Cost of instant tickets (1)	71,510	68,420	3.1	5%
Cost of services (1)	46,204	42,926	3.3	8%
Cost of sales (1)	15,660	14,238	1.4	10%
Selling, general and administrative	46,154	46,464	(0.3)	(1)%
Employee termination and restructuring	—	5,747	(5.7)	(100)%
Depreciation and amortization	43,064	36,818	6.2	17%
Operating income	12,452	11,394	1.1	10%
Other income (expense):
Interest expense	(25,138)	(24,185)	(1.0)	4%
Earnings from equity investments	3,495	6,915	(3.4)	(49)%
Other income (expense), net	193	(1,208)	1.4	116%
Total other expense	(21,450)	(18,478)	(3.0)	16%
Net loss from continuing operations before income taxes	(8,998)	(7,084)	(1.9)	27%
Income tax expense	3,385	3,828	(0.4)	(12)%
Net loss from continuing operations	$(12,383)	$(10,912)	$(1.5)	14%

Discontinued operations:
Loss from discontinued operations	$(771)	$(2,321)	$1.6	(69)%
Other expense	(1)	100	(0.1)	(101)%
Gain on sale of assets	—	—	—	—%
Income tax benefit	180	544	(0.4)	(74)%
Net loss from discontinued operations	$(592)	$(1,677)	$1.1	(66)%

Net loss	$(12,975)	$(12,589)	$(0.4)	3%

(1) Exclusive of depreciation and amortization.

Revenue

Consolidated revenue reflected an increase in instant ticket revenue and sales revenue while service revenue was flat when compared to the prior-year period. The increase in our instant ticket revenue reflected higher revenue from our PPK, POS and CSP contracts in the U.S. and certain international jurisdictions. Service revenue reflected an increase in revenue from our Lottery Systems business related to a record Powerball jackpot during the three months ended June 30, 2013, partially offset by a decrease in service revenue from our Gaming operations primarily due to lower service revenue from our gaming customers outside the U.K., and the loss of the William Hill contract in the prior-year period. Our sales revenue, which can fluctuate from period to period due to its non-recurring nature, reflected higher sales to international Lottery Systems customers partially offset by lower sales of gaming terminals to our Gaming customers. Consolidated revenue for the three months ended June 30, 2013 also reflected unfavorable foreign currency translation of approximately $2.2 million.

Cost of Revenue

Consolidated cost of revenue increased primarily as a result of higher revenue. Cost of instant tickets increased 5% compared to an increase in instant ticket revenue of 6%. Cost of services increased 8% compared to flat service revenue, primarily due to a less profitable mix of revenue in our Lottery Systems and Gaming businesses. Cost of sales increased as a result of an increase in sales revenue.

Selling, General and Administrative ("SG&A")

SG&A costs were flat despite the inclusion of higher acquisition-related fees and expenses of $2.4 million, higher legal fees related to our gaming business in Italy of $1.0 million and incremental overhead expenses from acquisitions. These increases were primarily offset by a decrease in accounts receivable reserves of approximately $2.4 million related to our gaming business.

Employee Termination and Restructuring

Employee termination and restructuring costs decreased due to restructuring costs incurred in the prior-year period related to our exit from the Barcrest analog AWP business, the reorganization of our pub business and the restructuring of our Australian printing operations.

Depreciation and Amortization

Depreciation and amortization expense increased primarily due to $8.7 million of depreciation related to a write-down of used gaming terminals and accelerated depreciation related to our change in the estimated useful lives of our gaming terminal fixed assets as discussed in Note 1 of the Notes to Consolidated Financial Statements included in this Quarterly Report on Form 10-Q. Depreciation also increased $1.8 million primarily due to new hardware deployed in our Lottery Systems U.S. and China operations. The increase was partially offset by lower depreciation expense of $4.0 million reflecting the prior-year accelerated depreciation expense related to the reorganization of our Australian operations and accelerated depreciation related to the write-down of certain development costs.

Other Income and Expense

Interest expense increased due to an increase in our senior subordinated indebtedness compared to the prior-year period.

Earnings from equity investments decreased primarily due to a decrease in earnings from our investments in International Terminal Leasing ("ITL") and Northstar Illinois.

Other income increased principally due to a foreign exchange transaction expense in the prior-year period.

Income Tax Expense

Income tax expense for the three months ended June 30, 2013 was lower compared to the prior-year period, primarily due to a decrease in foreign earnings. The effective tax rates for continuing operations for the three months ended June 30, 2013 and 2012 were (37.6)% and (54.1)%, respectively. Due to a valuation allowance against our U.S. deferred tax assets, the effective tax rate for the three months ended June 30, 2013 and 2012 does not include the benefit of the current year U.S. tax loss.

BUSINESS SEGMENTS RESULTS

Printed Products

			Variance for the
	Three Months Ended		Three Months Ended
	June 30,		June 30,
	2013	2012	2013 vs. 2012
	(in thousands)		(in millions)
Revenue:
Instant tickets	$126,538	$119,627	$6.9	6%
Services	—	—	—	—%
Sales	3,584	3,082	0.5	16%
Total revenue	130,122	122,709	7.4	6%
Operating expenses:
Cost of instant tickets (1)	71,510	68,420	3.1	5%
Cost of services (1)	—	—	—	—%
Cost of sales (1)	2,521	1,991	0.5	27%
Selling, general and administrative	11,923	11,844	0.1	1%
Employee termination and restructuring	—	4,507	(4.5)	(100)%
Depreciation and amortization	8,840	12,813	(4.0)	(31)%
Operating income	$35,328	$23,134	$12.2	53%

  (1) Exclusive of depreciation and amortization.

Revenue

The increase in instant ticket revenue was primarily due to higher revenue of $5.3 million from our U.S. and international PPK contracts, higher revenue of approximately $1.8 million from our POS and CSP contracts in the U.S. and certain international jurisdictions where we are compensated based on a percentage of retail sales and the acquisition of Provoloto in 2012. Revenue also reflected unfavorable foreign currency translation of approximately $0.6 million.
Operating Income
Operating income increased primarily due to higher revenue, lower employee termination and restructuring costs of $4.5 million and lower depreciation expense of $4.0 million reflecting the prior-year accelerated depreciation expense related to the reorganization of our Australian operations and accelerated depreciation related to the write-down of certain development costs.

Lottery Systems

			Variance for the
	Three Months Ended		Three Months Ended
	June 30,		June 30,
	2013	2012	2013 vs. 2012
	(in thousands)		(in millions)
Revenue:
Instant tickets	$—	$—	$—	—%
Services	52,228	51,114	1.1	2%
Sales	16,642	13,506	3.1	23%
Total revenue	68,870	64,620	4.3	7%
Operating expenses:
Cost of instant tickets (1)	—	—	—	—%
Cost of services (1)	28,747	26,963	1.8	7%
Cost of sales (1)	10,831	8,729	2.1	24%
Selling, general and administrative	6,840	6,198	0.6	10%
Depreciation and amortization	14,111	12,278	1.8	15%
Operating income	$8,341	$10,452	$(2.1)	(20)%

(1) Exclusive of depreciation and amortization.

Revenue

The increase in Lottery Systems service revenue reflected higher revenue of $1.5 million from U.S. customers primarily due to a record Powerball jackpot during the three months ended June 30, 2013. The increase in service revenue was partially offset by $0.5 million in lower revenue from our China operations as compared to the same period in 2012. The increase in Lottery Systems sales revenue primarily reflected higher sales of hardware and software to our international customers.

Operating Income

Operating income decreased primarily due to a less profitable mix of revenue and higher depreciation and amortization related to new hardware deployed in our U.S. and China operations.

Gaming

			Variance for the
	Three Months Ended		Three Months Ended
	June 30,		June 30,
	2013	2012	2013 vs. 2012
	(in thousands)		(in millions)
Revenue:
Instant tickets	$—	$—	$—	—%
Services	32,948	34,221	(1.3)	(4)%
Sales	3,104	4,457	(1.4)	(31)%
Total revenue	36,052	38,678	(2.6)	(7)%
Operating expenses:
Cost of instant tickets (1)	—	—	—	—%
Cost of services (1)	17,457	15,963	1.5	9%
Cost of sales (1)	2,308	3,518	(1.2)	(34)%
Selling, general and administrative	4,695	7,171	(2.5)	(35)%
Employee termination and restructuring	—	1,240	(1.2)	(100)%
Depreciation and amortization	19,950	11,577	8.4	72%
Operating loss	$(8,358)	$(791)	$(7.6)	957%

 (1) Exclusive of depreciation and amortization.

Revenue

The decrease in Gaming service revenue reflected the loss of the William Hill contract in early 2012 and lower revenue from our gaming customer in Puerto Rico. Service revenue also reflected unfavorable foreign currency translation of $1.2 million. These decreases were partially offset by higher revenue of $2.4 million from our U.K. customers. Sales revenue decreased due to lower sales of gaming terminals.
Operating Income

Operating income decreased primarily due to lower revenue and higher depreciation expense associated with a write-down of used gaming terminals and accelerated depreciation related to our change in the estimated useful lives of our gaming terminals as discussed in Note 1 of the Notes to Consolidated Financial Statements included in this Quarterly Report on Form 10-Q. These decreases were partially offset by lower SG&A due to lower accounts receivable reserves and lower employee termination and restructuring charges compared to the prior-year period.

Six Months Ended June 30, 2013 Compared to Six Months Ended June 30, 2012

 CONSOLIDATED RESULTS

			Variance for the
	Six Months Ended		Six Months Ended
	June 30,		June 30,
	2013	2012	2013 vs. 2012
	(in thousands)		(in millions)
Revenue:
Instant tickets	$249,351	$242,951	$6.4	3%
Services	166,943	172,240	(5.3)	(3)%
Sales	38,338	42,010	(3.7)	(9)%
Total revenue	454,632	457,201	(2.6)	(1)%
Operating expenses:
Cost of instant tickets (1)	139,704	138,383	1.3	1%
Cost of services (1)	92,437	86,229	6.2	7%
Cost of sales (1)	25,951	31,165	(5.2)	(17)%
Selling, general and administrative	96,795	91,762	5.0	5%
Employee termination and restructuring	331	8,051	(7.7)	(96)%
Depreciation and amortization	75,833	65,286	10.5	16%
Operating income	23,581	36,325	(12.7)	(35)%
Other income (expense):
Interest expense	(50,146)	(49,083)	(1.1)	2%
Earnings from equity investments	9,631	15,760	(6.1)	(39)%
Other expense, net	(805)	(686)	(0.1)	17%
Total other expense	(41,320)	(34,009)	(7.3)	21%
Net (loss) income from continuing operations before income taxes	(17,739)	2,316	(20.1)	(866)%
Income tax expense	6,931	9,360	(2.4)	(26)%
Net loss from continuing operations	$(24,670)	$(7,044)	$(17.6)	250%

Discontinued operations:
Loss from discontinued operations	$(2,682)	$(4,991)	$2.3	(46)%
Other expense	(46)	56	(0.1)	(182)%
Gain on sale of assets	828	—	0.8	n/m
Income tax benefit	442	1,209	(0.8)	(63)%
Net loss from discontinued operations	$(1,458)	$(3,726)	2.3	(61)%

Net loss	$(26,128)	$(10,770)	$(15.4)	143%

(1) Exclusive of depreciation and amortization.

Revenue

Consolidated revenue reflected an increase in instant ticket revenue and decreases in service and sales revenue. The increase in our instant ticket revenue reflected higher international POS and CSP contract revenue, the acquisition of Provoloto in 2012, as well as an increase from our licensed properties business largely due to our new Properties Plus contracts. Our service revenue reflected a decrease in our Lottery Systems service revenue primarily due to smaller Mega Millions jackpots compared to the prior-year period and lower revenue from our China operations. Gaming service revenue declined due to the loss of the William Hill contract in the prior-year period and lower international revenue from customers outside the U.K., partially offset by higher revenue from our existing U.K. LBO customers and the acquisition of ADS/Technology and Gaming, Ltd. ("ADS") in 2012. Our sales revenue primarily reflected lower sales of gaming terminals.

Cost of Revenue

Consolidated cost of revenue increased primarily as a result of higher instant ticket revenue and a less profitable mix of business for service revenue as compared to the prior-year period. These increases in cost of revenue were partially offset by lower cost of sales due to lower sales revenue. Cost of instant tickets increased 1% compared to a 3% increase in instant ticket revenue. Cost of services increased 7% compared to a decrease in service revenue of 3%. Cost of sales decreased 17% compared to a 9% decrease in sales revenue.

Selling, General and Administrative ("SG&A")

The increase in SG&A reflected higher acquisition-related fees and expenses of $6.5 million, higher legal fees related to our gaming business in Italy of $2.0 million, an insurance recovery received in the prior-year period net of an insurance recovery received in the current period of $1.4 million, incremental overhead expenses from acquisitions of $1.5 million. These increases were partially offset by a decrease in accounts receivable reserves of $2.4 million related to our gaming business and lower compensation expense of $4.6 million.

Employee Termination and Restructuring

Employee termination and restructuring costs decreased due to restructuring costs incurred in the prior-year period related to our exit from the Barcrest analog AWP business, the reorganization of our pub business and the restructuring of our Australian printing operations.

Depreciation and Amortization

Depreciation and amortization expense increased in part due to an increase in amortization of intangible assets in our licensed properties business, an increase in depreciation related to our U.S. and China operations, accelerated depreciation related to the write-down of used gaming terminals and accelerated deprecation related to our change in the estimated useful lives of our gaming terminal fixed assets as discussed in Note 1 of the Notes to Consolidated Financial Statements included in this Quarterly Report on Form 10-Q.

Other Income and Expense

Interest expense increased due to the increase in our senior subordinated indebtedness compared to the prior-year period.

Earnings from equity investments decreased primarily due to a decrease in earnings from our investments in ITL, Northstar Illinois and LNS.

Income Tax Expense

Income tax expense for the six months ended June 30, 2013 was lower compared to the same period in the prior year primarily due to a decrease in foreign earnings. The effective tax rates for continuing operations for the six months ended June 30, 2013 and 2012 were (39.1)% and 404.0%, respectively. Due to a valuation allowance against our U.S. deferred tax assets, the effective tax rate for the six months ended June 30, 2013 and 2012 does not include the benefit of the current year U.S. tax loss.

BUSINESS SEGMENTS RESULTS

Printed Products

			Variance for the
	Six Months Ended		Six Months Ended
	June 30,		June 30,
	2013	2012	2013 vs. 2012
	(in thousands)		(in millions)
Revenue:
Instant tickets	$249,351	$242,951	$6.4	3%
Services	—	—	—	—%
Sales	7,058	5,245	1.8	35%
Total revenue	256,409	248,196	8.2	3%
Operating expenses:
Cost of instant tickets (1)	139,704	138,383	1.3	1%
Cost of services (1)	—	—	—	—%
Cost of sales (1)	4,964	3,401	1.6	46%
Selling, general and administrative	24,397	22,859	1.5	7%
Employee termination and restructuring	331	4,507	(4.2)	(93)%
Depreciation and amortization	17,812	20,816	(3.0)	(14)%
Operating income	$69,201	$58,230	$11.0	19%

  (1) Exclusive of depreciation and amortization.

Revenue
The increase in instant ticket revenue reflected higher international POS and CSP contract revenue of $2.0 million, slightly higher international PPK contract revenue and the acquisition of Provoloto in 2012 of $3.1 million, as well as a $2.6 million increase from our licensed properties business largely due to our new Properties Plus contracts. These increases were partially offset by lower U.S. POS and CSP contract revenue of $0.9 million.
Operating Income
Operating income increased primarily due to higher revenue, a decrease in depreciation expense of $3.0 million compared to the prior-year period when we recorded accelerated depreciation expense related to the reorganization of our Australian operations and accelerated depreciation expense related to the write-down of certain development costs and lower employee termination and restructuring charges of $4.2 million. These increases were partially offset by higher SG&A reflecting expenses relating to the acquisition of Provoloto in 2012 and an insurance recovery received in the prior-year period offset by lower compensation expense.

Lottery Systems

			Variance for the
	Six Months Ended		Six Months Ended
	June 30,		June 30,
	2013	2012	2013 vs. 2012
	(in thousands)		(in millions)
Revenue:
Instant tickets	$—	$—	$—	—%
Services	102,260	104,120	(1.9)	(2)%
Sales	24,803	24,977	(0.2)	(1)%
Total revenue	127,063	129,097	(2.0)	(2)%
Operating expenses:
Cost of instant tickets (1)	—	—	—	—%
Cost of services (1)	58,005	56,322	1.7	3%
Cost of sales (1)	16,560	16,684	(0.1)	(1)%
Selling, general and administrative	14,378	13,251	1.1	9%
Depreciation and amortization	27,869	24,076	3.8	16%
Operating income	$10,251	$18,764	$(8.5)	(45)%

(1) Exclusive of depreciation and amortization.

Revenue

The decrease in Lottery Systems service revenue reflected lower service revenue of $2.6 million due to smaller Mega Millions jackpots compared to the prior-year period and lower international instant ticket validation revenue in China of $1.3 million due to a decline in retail sales. These decreases were partially offset by $1.5 million in higher service revenue from a record Powerball jackpot and higher U.S. instant ticket validation revenue of $0.7 million. Lottery Systems sales revenue was flat for the six months ended June 30, 2013.
Operating Income
Operating income decreased primarily due to lower revenue, higher depreciation related to new hardware deployed in our U.S. and China operations and higher SG&A expenses.

Gaming

			Variance for the
	Six Months Ended		Six Months Ended
	June 30,		June 30,
	2013	2012	2013 vs. 2012
	(in thousands)		(in millions)
Revenue:
Instant tickets	$—	$—	$—	—%
Services	64,683	68,120	(3.4)	(5)%
Sales	6,477	11,788	(5.3)	(45)%
Total revenue	71,160	79,908	(8.7)	(11)%
Operating expenses:
Cost of instant tickets (1)	—	—	—	—%
Cost of services (1)	34,432	29,907	4.5	15%
Cost of sales (1)	4,427	11,080	(6.7)	(60)%
Selling, general and administrative	12,281	12,405	(0.1)	(1)%
Employee termination and restructuring	—	3,544	(3.5)	(100)%
Depreciation and amortization	29,829	20,095	9.7	48%
Operating (loss) income	$(9,809)	$2,877	$(12.7)	(441)%

 (1) Exclusive of depreciation and amortization.

Revenue

Revenue decreased compared to the same period in 2012, primarily due to a $6.1 million impact of lower revenue from our international gaming customers, including customers in Puerto Rico and Italy and the loss of the William Hill contract. Service revenue also reflected unfavorable foreign currency translation of $0.8 million. These decreases were partially offset by increased revenue of $4.2 million from our existing U.K. LBO customers and the acquisition of ADS in 2012. Sales revenue decreased due to lower sales of gaming terminals.
Operating Income
Operating income decreased primarily due to lower revenue and accelerated depreciation expense related to a write-down of used gaming terminals and accelerated deprecation related to our change in the estimated useful lives of our gaming terminal fixed assets as discussed in Note 1 of the Notes to Consolidated Financial Statements included in this Quarterly Report on Form 10-Q. The decrease in operating income was partially offset by lower employee termination and restructuring charges of $3.5 million.
Critical Accounting Policies
There have been no changes to our critical accounting policies from those discussed under the caption “Critical Accounting Policies” in “Item 7. Management’s Discussion and Analysis of Financial Condition and Results of Operations” in our 2012 Annual Report on Form 10-K.

Liquidity, Capital Resources and Working Capital

Sources of Liquidity
As of June 30, 2013, our principal sources of liquidity were cash and equivalents and amounts available under our revolving credit facility discussed below under “Credit Agreement and Other Debt.”
As of June 30, 2013, our available cash and cash equivalents and borrowing capacity under our revolving credit facility totaled $291.9 million (including cash and cash equivalents of $78.1 million and availability of $213.8 million under our revolving credit facility) compared to $315.2 million as of December 31, 2012 (including cash and cash equivalents of $109.0 million and availability of $206.2 million under our revolving credit facility). There were no borrowings outstanding under our revolving credit facility; however, we had $36.2 million in outstanding letters of credit as of June 30, 2013, which reduces the borrowing capacity under our revolving credit facility. The amount of our available cash and cash equivalents fluctuates principally based on borrowings or repayments under our credit facilities, investments, acquisitions and changes in our working capital position. Our borrowing capacity under our revolving credit facility will depend on outstanding borrowings and letters of credit issued under the revolving credit facility and will depend on our remaining in compliance with the covenants under our credit agreement, including the maintenance of applicable financial ratios. We were in compliance with the covenants under our credit agreement as of June 30, 2013.

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
Total cash held by our foreign subsidiaries was $63.5 million as of June 30, 2013. To the extent that a portion of our foreign cash was required to meet liquidity needs in the U.S., we might incur a tax liability, the timing and amount of which would depend on a variety of factors. A significant amount of the cash held by our foreign subsidiaries as of June 30, 2013 could be transferred to the U.S. as repayments of intercompany loans, which would not impact our U.S. tax liability and we have significant U.S. tax loss and foreign tax credit carryovers that would be available to reduce any potential U.S. tax liability should we decide to transfer cash to the U.S. by other means.
Our contracts are periodically subject to renewal and there can be no assurance that we will be successful in sustaining our cash flow from operations if our existing contracts are not renewed, are renewed on less favorable terms, or if we are unable to enter into new contracts. In addition, lottery customers in the U.S. generally require service providers to provide performance bonds in connection with the relevant contract. As of June 30, 2013, our outstanding performance bonds totaled $205.2 million and we are liable to the issuers of such bonds in the event of claims due to non-performance under our contracts. Our ability to obtain performance bonds on commercially reasonable terms is subject to the Company's financial condition and to prevailing market conditions, which may be impacted by economic and political events. Although we have not experienced difficulty in obtaining such bonds to date, there can be no assurance that we will continue to be able to obtain performance bonds on commercially reasonable terms or at all. If we need to refinance all or part of our indebtedness at or before maturity, or provide letters of credit or cash in lieu of performance bonds, there can be no assurance that we will be able to obtain new financing or to refinance any of our indebtedness on commercially reasonable terms or at all.
Cash Flow Summary

	Six Months Ended June 30,		Variance for the Six Months Ended June 30,
	2013	2012	2013 vs. 2012
	(in thousands)		(in millions)
Net cash provided by operating activities	$70,039	$83,356	$(13.3)
Net cash used in investing activities	(83,991)	(46,392)	(37.6)
Net cash used in financing activities	(13,921)	(26,803)	12.9
Effect of exchange rates on cash and cash equivalents	(3,058)	(2,132)	(0.9)
(Decrease) increase in cash and cash equivalents	$(30,931)	$8,029	$(39.0)

Cash flows from operating activities
The decrease in net cash provided by operating activities for the six months ended June 30, 2013 was primarily due to changes in working capital of approximately $8.7 million that were mainly timing-related and an increase in our net loss adjusted for non-cash items such as depreciation and amortization, which resulted in lower cash earnings in the six months ended June 30, 2013 compared to the prior-year period. These decreases were partially offset by an increase in distributions from our equity method investees of $2.1 million.

Cash flows from investing activities

The increase in net cash used in investing activities was primarily due to an increase in capital expenditures for new press upgrades and gaming terminals for our LBO customers in the U.K. compared to the prior-year period. Net cash used in investing activities also increased due to an increase in our equity method investments of $21.5 million related to a capital contribution to Northstar New Jersey and a decrease in return of capital payments from our equity investees of $2.1 million. The increase in net cash used in investing activities was partially offset by a decrease in our cash used for business acquisitions of $12.6 million.
Cash flows from financing activities
Net cash used in financing activities was lower for the six months ended June 30, 2013 as a result of a reduction in payments on long-term debt and financing fees of $18.9 million and a reduction of stock repurchases of $1.9 million. The decrease in net cash used in financing activities was partially offset by a reduction in proceeds from the issuance of long-term debt of $8.7 million.

Credit Agreement and Other Debt
Outstanding Debt

As of June 30, 2013, our total debt was comprised principally of $556.6 million outstanding under our term loan facilities under the credit agreement discussed below, $250.0 million in aggregate principal amount of the Company's 8.125% senior subordinated notes due 2018, $346.1 million in aggregate principal amount of 9.25% senior subordinated notes due 2019 of Scientific Games International, Inc. (“SGI”), $300.0 million in aggregate principal amount of SGI's 6.250% senior subordinated notes due 2020 and loans denominated in Chinese Renminbi Yuan (“RMB”) totaling RMB 40.9 million (the "China Loans").

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

We were in compliance with the covenants under the Credit Agreement as of June 30, 2013.
Other Debt
In April 2013, we repaid with cash on hand RMB 50.0 million in aggregate principal amount of a China Loan and the Chinese bank returned a $6.5 million letter of credit previously issued to support this debt.

Contemplated Financing for WMS Merger

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
In May 22, 2013, we completed the syndication of the contemplated $2,300 million term loan facility that, together with a previously syndicated $300.0 million revolving credit facility, is expected to comprise the financing necessary to complete the pending acquisition of WMS. Completion of the financing is subject to completion of all regulatory and legal requirements necessary to finalize the acquisition, repayment of borrowings under, and termination of, our and WMS' existing senior credit facilities and other customary closing conditions.
For further information regarding the financing, please see the full text of the commitment letter, a copy of which is filed as exhibit 10.68 to our 2012 Annual Report on Form 10-K filed with the SEC on March 12, 2013 and Note 8 of the Notes to Consolidated Financial Statements included in this Quarterly Report on Form 10-Q.
As of June 30, 2013, we have incurred $1.8 million of costs related to the syndication of the contemplated term loan facility, which are classified as deferred financing fees in other assets on our Consolidated Balance Sheet as of June 30, 2013.
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

Changes in Internal Control over Financial Reporting

There were no changes in our internal control over financial reporting during the quarter ended June 30, 2013 that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

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
Our subsidiary, SGI, owned a minority interest in Wintech de Colombia S.A., or Wintech (now liquidated), which formerly operated the Colombian national lottery under contract with Empresa Colombiana de Recursos para la Salud, S.A. (together with its successors in interest, "Ecosalud"), an agency of the Colombian government. The contract provided for a penalty against Wintech, SGI and the other shareholders of Wintech of up to $5.0 million if certain levels of lottery sales were not achieved. In addition, SGI delivered to Ecosalud a $4.0 million surety bond as a further guarantee of performance under the contract. Wintech started the instant lottery in Colombia, but, due to difficulties beyond its control, including, among other factors, social and political unrest in Colombia, frequently interrupted telephone service and power outages, and competition from another lottery being operated in a province of Colombia that we believe was in violation of Wintech's exclusive license from Ecosalud, the projected sales level was not met for the year ended June 30, 1993.
In 1993, Ecosalud issued a resolution declaring that the contract was in default. In 1994, Ecosalud issued a liquidation resolution asserting claims for compensation and damages against Wintech, SGI and other shareholders of Wintech for, among other things, realization of the full amount of the penalty, plus interest, and the amount of the bond. SGI filed separate actions opposing each resolution with the Tribunal Contencioso of Cundinamarca in Colombia (the “Tribunal”), which upheld both resolutions. SGI appealed each decision to the Council of State. In May 2012, the Council of State upheld the authority of Ecosalud to issue the resolutions, which decision was published in August 2012. As a result of such decision, the Council of State will consider the merits of the claims set forth in the liquidation resolution in due course.
In June 1999, Ecosalud filed a collection proceeding against SGI to enforce the liquidation resolution and recover the claimed damages. In July 2002, the Tribunal denied SGI's preliminary motion to dismiss the collection proceeding and the decision was upheld on appeal. SGI's procedural defense motion was also denied. In May 2013, the Tribunal denied SGI's merit defenses to the collection proceeding and issued an order of payment of approximately 90.0 billion Colombian pesos (approximately $50.0 million) plus default interest (potentially accrued since 1994). SGI has filed an appeal to the Council of State, which appeal has stayed the payment order.
SGI believes it has various defenses on the merits against Ecosalud's claims. Although we believe these claims will not result in a material adverse effect on our consolidated financial position or results of operations, it is not feasible to predict the final outcome, and there can be no assurance that these claims will not ultimately be resolved adversely to us or result in material liability.
On April 16, 2012, certain video lottery terminals operated by SNAI S.p.a. ("SNAI") in Italy and supplied by Barcrest Group Limited ("Barcrest") erroneously printed what appeared to be winning jackpot and other tickets. SNAI has stated, and system data confirms, that no jackpots were actually won on that day. The terminals were deactivated pending a review by the Italian regulatory authority of the cause of the incident. We understand that the Italian regulatory authority has decided to revoke the certification of the version of the gaming system that Barcrest provided to SNAI and initiated proceedings to revoke the concession SNAI relies upon to operate video lottery terminals in Italy. Based on a release issued by SNAI on March 1, 2013, we understand that the Italian regulatory authority has issued a decision in which it fined SNAI €1.5 million but did not revoke SNAI's concession.

In October 2012, SNAI filed a lawsuit in the Court of First Instance of Rome in Italy against Barcrest and The Global Draw Limited ("Global Draw"), our subsidiary which acquired Barcrest from IGT-UK Group Limited, claiming liability based on breach of contract and tort. The lawsuit seeks to terminate SNAI's agreement with Barcrest and damages arising from the deactivation of the terminals, including among other things, lost profits, expenses and costs, potential awards to players who have sought to enforce what appeared to be winning jackpot and other tickets, compensation sought by managers of the gaming locations where SNAI video lottery terminals supplied by Barcrest were installed, damages to commercial reputation and any future damages arising from SNAI's potential loss of its concession or inability to obtain a new concession. In June 2013, Barcrest and Global Draw filed a counterclaim based on SNAI's alleged breach of contract. While we believe we have meritorious defenses and potential third party recoveries, we are still in the process of evaluating the lawsuit and cannot currently predict the outcome of this matter.

Complaints challenging the pending WMS merger were filed earlier this year in the Delaware Court of Chancery, the Circuit Court of Cook County, Illinois and the Circuit Court of the Nineteenth Judicial Circuit, Lake County, Illinois. The actions are putative class actions filed on behalf of the WMS stockholders. The complaints generally allege that the WMS directors breached their fiduciary duties in connection with their consideration and approval of the merger and in connection with their public disclosures concerning the merger. The complaints allege that other defendants, including WMS, Scientific Games Corporation and certain affiliates of Scientific Games Corporation, aided and abetted those alleged breaches.

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

Item 2. Unregistered Sales of Equity Securities and Use of Proceeds

ISSUER PURCHASES OF EQUITY SECURITIES

Period	Total Number of Shares Purchased (1)	Average Price Paid per Share	Total Number of Shares Purchased as Part of Publicly Announced Plans or Programs	Approximate Dollar Value of Shares that May Yet Be Purchased Under the Plans or Programs (2)
4/1/2013 - 4/30/2013	7,332	$8.65	—	$105.2 million
5/1/2013 - 5/31/2013	5,214	$8.95	—	$105.2 million
6/1/2013 - 6/30/2013	3,918	$11.63	—	$105.2 million
Total	16,464	$9.45	—	$105.2 million

(1)	This column reflects 16,464 shares acquired from employees to satisfy the withholding taxes associated with the vesting of restricted stock units.

(2)
The $200.0 million stock repurchase program, which expires on December 31, 2013, was publicly announced on May 10, 2010 and extended on December 6, 2012. Under the program, we are authorized to repurchase, from time to time through open market purchases or otherwise, shares of our outstanding common stock in an aggregate amount up to $200.0 million. As of June 30, 2013, we had approximately $105.2 million available for potential repurchases under the program.

Item 3. Defaults Upon Senior Securities

None.

Item 4. Mine Safety Disclosures

Not applicable.

Item 5. Other Information

None.

Item 6. Exhibits

Exhibit Number

4.1
Supplemental Indenture, dated as of April 16, 2013, among Scientific Games International, Inc., as issuer, the Company, as a guarantor, the subsidiary guarantors party thereto, SG California Merger Sub, Inc., Scientific Games New Jersey, LLC and The Bank of Nova Scotia Trust Company of New York, as trustee, relating to the Indenture dated May, 21 2009, by and among Scientific Games International, Inc., as issuer, the Company, as a guarantor, the subsidiary guarantors party thereto and The Bank of Nova Scotia Trust Company of New York, as trustee (incorporated by reference to Exhibit 4.3 to the Company's Quarterly Report on Form 10-Q for the quarter ended March 31, 2013).

4.2
Supplemental Indenture, dated as of April 16, 2013, among the Company, as issuer, the subsidiary guarantors party thereto, SG California Merger Sub, Inc., Scientific Games New Jersey, LLC and The Bank of Nova Scotia Trust Company of New York, as trustee, relating to the Indenture dated September 22, 2010, by and among the Company, as issuer, the subsidiary guarantors party thereto and The Bank of Nova Scotia Trust Company of New York, as trustee (incorporated by reference to Exhibit 4.4 to the Company's Quarterly Report on Form 10-Q for the quarter ended March 31, 2013).

4.3
Supplemental Indenture, dated as of April 16, 2013, among Scientific Games International, Inc., as issuer, the Company, as a guarantor, the subsidiary guarantors party thereto, SG California Merger Sub, Inc., Scientific Games New Jersey, LLC and The Bank of Nova Scotia Trust Company of New York, as trustee, relating to the Indenture dated August 20, 2012, by and among Scientific Games International, Inc., as issuer, the Company, as a guarantor, the subsidiary guarantors party thereto and The Bank of Nova Scotia Trust Company of New York, as trustee (incorporated by reference to Exhibit 4.5 to the Company's Quarterly Report on Form 10-Q for the quarter ended March 31, 2013).

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

101
Financial statements from the Quarterly Report on Form 10-Q of the Company for the quarter ended June 30, 2013, filed on August 8, 2013, formatted in Extensible Business Reporting Language (XBRL): (i) the Consolidated Statements of Operations and Comprehensive Income, (ii) the Consolidated Balance Sheets, (iii) the Consolidated Statements of Cash Flows and (iv) the Notes to Consolidated Financial Statements tagged as blocks of text. (†)(*)

(†) Filed herewith.
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

SCIENTIFIC GAMES CORPORATION
(Registrant)

		By:	/s/ Jeffrey S. Lipkin
		Name:	Jeffrey S. Lipkin
		Title:	Senior Vice President and Chief Financial Officer

		By:	/s/ Jeffrey B. Johnson
		Name:	Jeffrey B. Johnson
		Title:	Vice President, Chief Accounting Officer

Dated:	August 8, 2013