Form 10-Q
period 2013-09-30
SCIENTIFIC GAMES CORP
filed 2013-11-08
CIK 750004

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D. C. 20549

FORM 10-Q

{Mark One}

☒ QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended September 30, 2013

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

Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. Yes ☒ No ☐

Indicate by check mark whether the registrant has submitted electronically and posted on its corporate Web site, if any, every Interactive Data File required to be submitted and posted pursuant to Rule 405 of Regulation S-T (§ 232.405 of this chapter) during the preceding 12 months (or for such shorter period that the registrant was required to submit and post such files). Yes ☒ No ☐

Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, a non-accelerated filer, or a smaller reporting company. See the definitions of "large accelerated filer," "accelerated filer" and "smaller reporting company" in Rule 12b-2 of the Exchange Act. (Check one):

Large accelerated filer ☐	Accelerated filer ☒

Non-accelerated filer ☐	Smaller reporting company ☐
(Do not check if a smaller reporting company)

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act). Yes ☐ No ☒

The registrant has the following number of shares outstanding of each of the registrant’s classes of common stock as of November 5, 2013:

Class A Common Stock: 85,199,695
Class B Common Stock: None

SCIENTIFIC GAMES CORPORATION AND SUBSIDIARIES
INDEX TO FINANCIAL INFORMATION
AND OTHER INFORMATION
 FOR THE THREE MONTHS AND NINE MONTHS ENDED SEPTEMBER 30, 2013

Forward-Looking Statements

Throughout this Quarterly Report on Form 10-Q, we make "forward-looking statements" within the meaning of the U.S. Private Securities Litigation Reform Act of 1995. Forward-looking statements describe future expectations, plans, results or strategies and can often be identified by the use of terminology such as "may," "will," "estimate," "intend," "continue," "believe," "expect," "anticipate," "should," "could," "potential," "opportunity," or similar terminology. Forward-looking statements may contain expectations regarding activities, financial position, operations, synergies and other results following our acquisition of WMS Industries Inc. ("WMS"). The forward-looking statements contained in this Quarterly Report on Form 10-Q are generally located under the headings "Management’s Discussion and Analysis of Financial Condition and Results of Operations" and "Risk Factors" but may be found in other locations as well. These statements are based upon management's current expectations, assumptions and estimates and are not guarantees of timing, future results or performance.  Actual results may differ materially from those contemplated in these statements due to a variety of risks and uncertainties and other factors, including, among other things: competition; material adverse changes in economic and industry conditions; technological change; retention and renewal of existing contracts and entry into new or revised contracts; effect of indebtedness on our operations and financial condition; availability and adequacy of cash flows to satisfy obligations and indebtedness or future needs; protection of our intellectual property; ability to license third party intellectual property; intellectual property rights of others; security and integrity of software and systems; reliance on information technology systems; laws and government regulation, including those relating to gaming licenses, permits and operations; inability to identify, complete and integrate future acquisitions; inability to benefit from, and risks associated with, strategic equity investments and relationships; inability of our joint venture to meet the net income targets or otherwise to realize the anticipated benefits under its private management agreement with the Illinois Lottery; inability of our joint venture to meet the net income targets or other requirements under its agreement to provide marketing and sales services to the New Jersey Lottery or otherwise to realize the anticipated benefits under such agreement (including as a result of a protest); failure to realize the anticipated benefits related to the award to our consortium of an instant ticket concession in Greece; the seasonality of our business; disruption of our current plans and operations in connection with our acquisition of WMS; failure to achieve the intended benefits of the WMS acquisition, including due to the inability to realize synergies in the anticipated amounts or within the contemplated time-frames or cost expectations, or at all; inability to identify and capitalize on trends and changes in the lottery and gaming industries, including the potential expansion of regulated gaming via the internet; inability to enhance and develop successful gaming concepts; slow growth of gaming jurisdictions or the casino industry; decline in the replacement cycle of gaming machines; consolidation or ownership changes in the casino industry; dependence on suppliers and manufacturers; liability for product defects; fluctuations in foreign currency exchange rates and other factors associated with international operations; influence of certain stockholders; dependence on key personnel; failure to perform under our contracts; resolution of pending or future litigation; labor matters; and stock price volatility. Additional information regarding risks and uncertainties and other factors that could cause actual results to differ materially from those contemplated in forward-looking statements is included from time to time in the Company's filings with the Securities and Exchange Commission ("SEC"), including in our Annual Report on Form 10-K filed with the SEC on March 12, 2013, this Quarterly Report on Form 10-Q and in our subsequent periodic reports. Forward-looking statements speak only as of the date they are made and, except for the Company's ongoing obligations under the U.S. federal securities laws, the Company undertakes no obligation to publicly update any forward-looking statements whether as a result of new information, future events or otherwise.

     This Quarterly Report on Form 10-Q may contain references to industry market data and certain industry forecasts. Industry market data and industry forecasts are obtained from publicly available information and industry publications. Industry publications generally state that the information contained therein has been obtained from sources believed to be reliable, but that the accuracy and completeness of that information is not guaranteed. Similarly, industry forecasts, while we believe them to be accurate, are not independently verified by us and we do not make any representation as to the accuracy of that information. In general, we believe there is less publicly available information concerning the international lottery and gaming industries than the lottery and gaming industries in the U.S.

PART I. FINANCIAL INFORMATION
Item 1. Financial Statements

SCIENTIFIC GAMES CORPORATION AND SUBSIDIARIES
CONSOLIDATED STATEMENTS OF OPERATIONS AND COMPREHENSIVE INCOME

(Unaudited, in thousands, except per share amounts)

	Three Months Ended
	September 30,
	2013	2012
Revenue:
Instant tickets	$129,647	$124,434
Services	80,810	79,782
Sales	23,950	20,421
Total revenue	234,407	224,637
Operating expenses:
Cost of instant tickets (1)	70,645	73,085
Cost of services (1)	42,583	41,024
Cost of sales (1)	13,311	12,784
Selling, general and administrative	46,994	43,767
Employee termination and restructuring costs	—	1,817
Depreciation and amortization	35,219	35,655
Operating income	25,655	16,505
Other income (expense):
Interest expense	(25,125)	(25,990)
Earnings from equity investments	3,381	5,702
Loss on early extinguishment of debt	—	(15,464)
Other (expense) income, net	(45)	656
Total other expense	(21,789)	(35,096)
Net income (loss) from continuing operations before income taxes	3,866	(18,591)
Income tax expense	4,232	5,962
Net loss from continuing operations	$(366)	$(24,553)

Discontinued operations:
Loss from discontinued operations	$(111)	$(3,298)
Other expense, net	—	(119)
Income tax benefit	26	837
Net loss from discontinued operations	$(85)	$(2,580)

Net loss	$(451)	$(27,133)

Other comprehensive income (loss):
Foreign currency translation gain	42,289	23,419
Pension and post-retirement benefits (loss) gain, net of tax	(463)	3,922
Derivative financial instruments unrealized loss, net of tax	(2,569)	(321)
Other comprehensive income	39,257	27,020
Comprehensive income (loss)	$38,806	$(113)

(1) Exclusive of depreciation and amortization.

SCIENTIFIC GAMES CORPORATION AND SUBSIDIARIES
CONSOLIDATED STATEMENTS OF OPERATIONS AND COMPREHENSIVE INCOME

(Unaudited, in thousands, except per share amounts)

	Three Months Ended
	September 30,
	2013	2012
Basic and diluted net loss per share:
Basic from continuing operations	$(0.01)	$(0.27)
Basic from discontinued operations	0.00	(0.03)
Total net loss per share	$(0.01)	$(0.30)

Diluted from continuing operations	$(0.01)	$(0.27)
Diluted from discontinued operations	0.00	(0.03)
Total diluted net loss per share	$(0.01)	$(0.30)

Weighted average number of shares used in per share calculations:
Basic shares	85,128	89,950
Diluted shares	85,128	89,950

See accompanying notes to consolidated financial statements

SCIENTIFIC GAMES CORPORATION AND SUBSIDIARIES
CONSOLIDATED STATEMENTS OF OPERATIONS AND COMPREHENSIVE INCOME

(Unaudited, in thousands, except per share amounts)

	Nine Months Ended
	September 30,
	2013	2012
Revenue:
Instant tickets	$378,998	$367,385
Services	247,753	252,022
Sales	62,288	62,431
Total revenue	689,039	681,838
Operating expenses:
Cost of instant tickets (1)	210,349	211,468
Cost of services (1)	135,020	127,253
Cost of sales (1)	39,262	43,949
Selling, general and administrative	143,789	135,529
Employee termination and restructuring costs	331	9,868
Depreciation and amortization	111,052	100,941
Operating income	49,236	52,830
Other income (expense):
Interest expense	(75,271)	(75,073)
Earnings from equity investments	13,012	21,462
Loss on early extinguishment of debt	—	(15,464)
Other expense, net	(850)	(30)
Total other expense	(63,109)	(69,105)
Net loss from continuing operations before income taxes	(13,873)	(16,275)
Income tax expense	11,163	15,322
Net loss from continuing operations	$(25,036)	$(31,597)

Discontinued operations:
Loss from discontinued operations	$(2,793)	$(8,289)
Other expense, net	(46)	(63)
Gain on sale of assets	828	—
Income tax benefit	468	2,046
Net loss from discontinued operations	$(1,543)	$(6,306)

Net loss	$(26,579)	$(37,903)

Other comprehensive income (loss):
Foreign currency translation gain	3,504	19,624
Pension and post-retirement benefits gain, net of tax	317	3,780
Derivative financial instruments unrealized (loss) gain, net of tax	(1,872)	1,179
Other comprehensive income	1,949	24,583
Comprehensive loss	$(24,630)	$(13,320)

(1) Exclusive of depreciation and amortization.

SCIENTIFIC GAMES CORPORATION AND SUBSIDIARIES
CONSOLIDATED STATEMENTS OF OPERATIONS AND COMPREHENSIVE INCOME

(Unaudited, in thousands, except per share amounts)

	Nine Months Ended
	September 30,
	2013	2012
Basic and diluted net loss per share:
Basic from continuing operations	$(0.29)	$(0.34)
Basic from discontinued operations	(0.02)	(0.07)
Total net loss per share	$(0.31)	$(0.41)

Diluted from continuing operations	$(0.29)	$(0.34)
Diluted from discontinued operations	(0.02)	(0.07)
Total diluted net loss per share	$(0.31)	$(0.41)

Weighted average number of shares used in per share calculations:
Basic shares	84,919	91,723
Diluted shares	84,919	91,723

See accompanying notes to consolidated financial statements

SCIENTIFIC GAMES CORPORATION AND SUBSIDIARIES
CONSOLIDATED BALANCE SHEETS

(Unaudited, in thousands, except per share amounts)

	September 30, 2013	December 31, 2012
ASSETS
Current assets:
Cash and cash equivalents	$73,461	$109,015
Restricted cash	50	30,398
Accounts receivable, net of allowance for doubtful accounts of $12,345 and $11,228 as of September 30, 2013 and December 31, 2012, respectively	200,352	209,870
Notes receivable	—	10,298
Inventories	79,256	71,255
Deferred income taxes, current portion	6,396	6,800
Prepaid expenses, deposits and other current assets	45,626	46,982
Total current assets	405,141	484,618
Property and equipment, at cost	875,581	848,622
Less: accumulated depreciation	(500,512)	(471,745)
Net property and equipment	375,069	376,877
Goodwill	800,372	801,373
Intangible assets, net	92,110	84,291
Equity investments	353,683	316,234
Other assets	129,853	123,515
Total assets	$2,156,228	$2,186,908
LIABILITIES AND STOCKHOLDERS’ EQUITY
Current liabilities:
Debt payments due within one year	$11,085	$16,458
Accounts payable	61,700	80,872
Accrued liabilities	147,789	159,017
Total current liabilities	220,574	256,347
Deferred income taxes	65,100	62,265
Other long-term liabilities	67,864	51,797
Long-term debt, excluding current installments	1,448,051	1,451,708
Total liabilities	1,801,589	1,822,117
Commitments and contingencies
Stockholders’ equity:
Class A common stock, par value $0.01 per share, 199,300 shares authorized, 100,320 and 99,301 shares issued and 85,188 and 84,395 shares outstanding as of September 30, 2013 and December 31, 2012, respectively	1,003	993
Additional paid-in capital	732,343	715,910
Accumulated loss	(232,797)	(206,218)
Treasury stock, at cost, 15,132 and 14,906 shares held as of September 30, 2013 and December 31, 2012, respectively	(144,882)	(142,917)
Accumulated other comprehensive loss	(1,028)	(2,977)
Total stockholders’ equity	354,639	364,791
Total liabilities and stockholders’ equity	$2,156,228	$2,186,908

See accompanying notes to consolidated financial statements

SCIENTIFIC GAMES CORPORATION AND SUBSIDIARIES
CONSOLIDATED STATEMENTS OF CASH FLOWS

(Unaudited, in thousands, except per share amounts)

	Nine Months Ended
	September 30,
	2013	2012
Cash flows from operating activities:
Net loss	$(26,579)	$(37,903)
Adjustments:
Depreciation and amortization	111,649	108,845
Change in deferred income taxes	1,546	4,957
Stock-based compensation	17,299	17,529
Non-cash interest expense	5,034	6,090
Earnings from equity investments	(13,012)	(21,462)
Distributed earnings from equity investments	28,829	26,779
Loss on early extinguishment of debt	—	15,464
Allowance for doubtful accounts	1,407	4,539
Changes in current assets and liabilities, net of effects of acquisitions
Accounts receivable	8,194	4,473
Inventories	(9,250)	(9,116)
Accounts payable	(18,234)	(14,124)
Accrued liabilities	(2,445)	3,828
Other current assets and liabilities	(4,822)	4,046
Other, net	(3,923)	(6,017)
Net cash provided by operating activities	95,693	107,928

Cash flows from investing activities:
Capital expenditures	(22,893)	(9,194)
Lottery and gaming systems expenditures	(51,334)	(30,723)
Other intangible assets and software expenditures	(38,116)	(40,109)
Proceeds from asset disposals	897	103
Change in other assets and liabilities, net	(205)	(871)
Equity method investments	(65,060)	—
Restricted cash	30,829	(921)
Distributions of capital on equity investments	19,397	18,404
Proceeds from the sale of Racing Business	10,000	—
Business acquisitions, net of cash acquired	(396)	(23,989)
Net cash used in investing activities	(116,881)	(87,300)

Cash flows from financing activities:
Proceeds from issuance of long-term debt	3,868	311,975
Payments on long-term debt	(13,487)	(234,148)
Payments of financing fees	(1,981)	(13,497)
Purchases of treasury stock	—	(47,401)
Net redemptions of common stock under stock-based compensation plans	(2,138)	(4,797)
Net cash (used in) provided by financing activities	(13,738)	12,132
Effect of exchange rate changes on cash and cash equivalents	(628)	(1,208)
(Decrease) increase in cash and cash equivalents	(35,554)	31,552
Cash and cash equivalents, beginning of period	109,015	104,402
Cash and cash equivalents, end of period	$73,461	$135,954

See accompanying notes to consolidated financial statements

SCIENTIFIC GAMES CORPORATION AND SUBSIDIARIES
CONSOLIDATED STATEMENTS OF CASH FLOWS

(Unaudited, in thousands, except per share amounts)

Non-cash investing and financing activities

For the nine months ended September 30, 2013 and 2012

In June 2012, we acquired the equity interests of SG Provoloto, S. de R.L. de C.V. ("Provoloto") for approximately $9,720, subject to certain adjustments, including an estimated earn-out payable to the sellers of approximately $2,000 contingent on the future performance of the acquired business. The acquisition is further described in Note 2 of the Notes to Consolidated Financial Statements in this Quarterly Report on Form 10-Q.

SCIENTIFIC GAMES CORPORATION AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(Unaudited, in thousands, except per share amounts)

(1) Description of the Business and Summary of Significant Accounting Policies

Basis of Presentation

The accompanying consolidated financial statements of the Company have been prepared by Scientific Games Corporation and are unaudited. When used in these notes, the terms "we," "us," "our" and the "Company" refer to Scientific Games Corporation and all entities included in our consolidated financial statements unless otherwise specified or the context otherwise indicates. In the opinion of management, all adjustments necessary to present fairly our consolidated financial position as of September 30, 2013, our results of operations and comprehensive income for the three and nine months ended September 30, 2013 and 2012, and our cash flows for the nine months ended September 30, 2013 and 2012 have been made. Such adjustments are of a normal, recurring nature.

Certain information and footnote disclosures normally included in consolidated financial statements prepared in accordance with accounting principles generally accepted in the United States of America ("U.S. GAAP") have been condensed or omitted. All monetary values set forth in these financial statements are in United States dollars ("USD" or "$") unless otherwise stated herein. Unless otherwise noted or apparent from the context, the disclosures presented in this Quarterly Report on Form 10-Q do not reflect our acquisition of WMS, which occurred on October 18, 2013. These consolidated financial statements should be read in conjunction with the consolidated financial statements and notes thereto included in our 2012 Annual Report on Form 10-K. Interim results of operations are not necessarily indicative of results of operations for a full year.

On March 25, 2013, we completed the sale of our installed base of gaming terminals in our pub business to Gamestec Leisure Limited (a subsidiary of Astra Games Limited) ("Gamestec") as discussed in Note 2 of the Notes to Consolidated Financial Statements in this Quarterly Report on Form 10-Q. The results of the discontinued pub operations for the three and nine months ended September 30, 2013 and 2012 are presented herein in accordance with Accounting Standards Codification ("ASC") 205-20, Presentation of Financial Statements - Discontinued Operations.

Significant Accounting Policies

We describe our significant accounting policies in Note 1 of the Notes to Consolidated Financial Statements in our 2012 Annual Report on Form 10-K. There have been no changes to our significant accounting policies during the nine months ended September 30, 2013, except as discussed below.

Our policy is to periodically review the estimated useful lives of our fixed assets. Our review during the three months ended June 30, 2013 indicated lower estimated useful lives for our gaming terminals deployed to our U.K. licensed betting office ("LBO") customers relative to historical estimates due to recent market changes that we believe have impacted the replacement cycle of these terminals. As a result, effective April 1, 2013, we revised the estimated useful lives of our gaming terminals currently deployed to our LBO customers. This change increased depreciation expense by an immaterial amount for the three and nine months ended September 30, 2013.

Recently Issued Accounting Guidance

In December 2011, the Financial Accounting Standards Board (the "FASB") issued guidance enhancing disclosure requirements about the nature of an entity's right to offset and related arrangements associated with its financial instruments and derivative instruments. The new guidance requires the disclosure of the gross amounts subject to rights of set-off, amounts offset in accordance with the accounting standards followed, and the related net exposure. In January 2013, the FASB clarified that the scope of this guidance applies to derivatives, including bifurcated embedded derivatives, repurchase agreements and reverse repurchase agreements, and securities borrowing and securities lending transactions that are either offset or subject to an enforceable master netting arrangement, or similar agreements. The new guidance became effective for us beginning January 1, 2013. The adoption of this guidance did not have a material impact on our financial position or results of operations.

In February 2013, the FASB issued guidance on presentation of comprehensive income to improve the reporting of reclassifications out of accumulated other comprehensive income. The guidance requires an entity to provide information about the amounts reclassified out of accumulated other comprehensive income by component. In addition, an entity is required to present, either on the face of the statement where net income is presented or in the notes, significant amounts reclassified out of accumulated other comprehensive income by the respective line items of net income but only if the amount reclassified is required under U.S. GAAP to be reclassified to net income in its entirety in the same reporting period. For other amounts that are not required under U.S. GAAP to be reclassified in their entirety to net income, an entity is required to cross-reference to other disclosures required under U.S. GAAP that provide additional detail about those amounts. The adoption of this guidance did not have a material impact on our financial statements as we did not have any material reclassifications out of accumulated other comprehensive income for the three and nine months ended September 30, 2013.

In February 2013, the FASB amended guidance related to the recognition, measurement, and disclosure of obligations resulting from joint and several liability arrangements for which the total amount of the obligation within the scope of this guidance is fixed at the reporting date. The guidance requires an entity to measure obligations resulting from such arrangements as the sum of the amount the reporting entity agreed to pay pursuant to its agreement with its co-obligors and any additional amount it expects to pay on behalf of such co-obligors. In addition, the amendment requires an entity to disclose the nature and amount of the obligation as well as other information about the obligation. The guidance is effective for interim and annual periods beginning after December 15, 2013 and is to be applied retrospectively. The adoption of this guidance is not expected to have a material impact on our financial position or results of operations.

In March 2013, the FASB amended guidance related to a parent company's accounting for the release of the cumulative translation adjustment into net income upon derecognition of certain subsidiaries or groups of assets within a foreign entity or of an investment in a foreign entity. This guidance is effective for fiscal periods beginning after December 15, 2013, and is to be applied prospectively to derecognition events occurring after the effective date. The adoption of this guidance is not expected to have a material impact on our financial position or results of operations.

In July 2013, the FASB issued guidance on the presentation of unrecognized tax benefits. The guidance requires an entity to present an unrecognized tax benefit, or a portion of an unrecognized tax benefit, as a reduction to a deferred tax asset for a net operating loss carryforward, a similar tax loss, or a tax credit carryforward. However, to the extent a net operating loss carryforward, a similar tax loss, or a tax credit carryforward is not available at the reporting date under the tax law of the applicable jurisdiction to settle any additional income taxes that would result from the disallowance of a tax position or the tax law of the applicable jurisdiction does not require the entity to use, and the entity does not intend to use, the deferred tax asset for such purpose, the unrecognized tax benefit should be presented in the financial statements as a liability and should not be combined with a deferred tax asset. The guidance is effective for fiscal years beginning after December 15, 2013 and interim periods within those years. The adoption of this guidance is not expected to have a material impact on our financial position or results of operations.

In July 2013, the FASB issued guidance which permits the Fed Funds Effective Swap Rate to be used as a U.S. benchmark interest rate for hedge accounting purposes, in addition to the U.S. government rate and LIBOR. We adopted this guidance effective September 30, 2013, and the adoption did not have an impact on our financial statements.

(2) Acquisitions and Dispositions

Acquisitions

On October 18, 2013, pursuant to the terms of the previously announced merger agreement, dated as of January 30, 2013, the Company completed the acquisition of WMS Industries Inc. ("WMS") through the merger of SG California Merger Sub, Inc. with and into WMS, with WMS continuing as the surviving corporation. As a result of the merger, WMS became a wholly owned subsidiary of the Company. At the effective time of the merger, each share of WMS’s common stock, par value $0.50, issued and outstanding immediately prior to such time, other than shares of WMS common stock owned by WMS (which were cancelled), was automatically cancelled and converted into the right to receive $26.00 per share in cash, without interest.

In addition, at the effective time of the merger, each outstanding WMS stock option, restricted share, restricted stock unit, phantom unit and performance unit (except for certain equity awards that were granted by WMS following January 30, 2013, which were converted into equivalent Company equity awards using a customary exchange ratio) was cancelled in exchange for the right of the holder to receive a lump sum cash payment calculated in accordance with the terms of the merger agreement. The aggregate amount paid by the Company in respect of WMS common stock, stock options, restricted shares, restricted units, phantom units and performance units was approximately $1,500,000. For additional information regarding the merger, please see the full text of the merger agreement, a copy of which is attached as Exhibit 2.1 to our Current Report on Form 8-K filed with the Securities and Exchange Commission ("SEC") on February 5, 2013, and our Current Report on Form 8-K filed with the SEC on October 18, 2013.

In connection with the merger, the Company and certain of its subsidiaries entered into senior secured credit facilities in an aggregate principal amount of $2,600,000, consisting of a $300,000 revolving credit facility and a $2,300,000 term loan facility, pursuant to a credit agreement, dated as of October 18, 2013. The term loan facility was used, in part, to finance the consideration paid in the merger, to pay off indebtedness under our and WMS's prior credit agreements and to pay related acquisition and financing fees and expenses. For additional information regarding our new credit facilities, see Note 8 of the Notes to Consolidated Financial Statements in this Quarterly Report on Form 10-Q.

We will account for the acquisition of WMS as a business combination in accordance with ASC 805, Business Combinations, and expect that WMS will be included in our Gaming segment. Due to the limited time since the acquisition date, the information required for allocating the purchase price to the fair values of the assets purchased, liabilities assumed and other intangibles identified as of the acquisition date is not yet available. As a result, we are unable as of the date of this Quarterly Report on Form 10-Q to provide the pro forma revenue and earnings of the combined entity. We will include the pro forma financial information and other information required by Item 9.01 of Form 8-K in an amendment to our Current Report on Form 8-K filed with the SEC on October 18, 2013 not later than 71 calendar days after October 24, 2013, the date by which our Current Report on Form 8-K announcing the closing of the acquisition was required to be filed.

In July 2012, we acquired substantially all of the assets of Parspro.com ehf ("Parspro") for approximately $11,800. Parspro is a provider of sports betting systems and related products via point of sale terminals, the internet and mobile devices. Approximately $9,900 of the $11,800 purchase price was in excess of the fair value of the acquired net assets and has been allocated to goodwill. The acquired assets include technology that we have integrated into our Lottery Systems business and our interactive games platform as part of an expanded service offering to lottery customers. The operating results of Parspro have been included in our Lottery Systems segment and have been consolidated in our results of operations since the date of acquisition. Had the operating results of Parspro been included as if the transaction was consummated on January 1, 2011, our pro forma results of operations for the years ended December 31, 2012 and 2011 would not have been materially different.

In June 2012, we acquired 100% of the equity interests of Provoloto for approximately $9,720, subject to certain adjustments, including an estimated earn-out payable to the sellers of approximately $2,000 contingent on the future performance of the acquired business. Provoloto develops and distributes instant lottery tickets and manages instant ticket lotteries for Mexican charities. Approximately $5,100 of the $9,720 purchase price was in excess of the fair value of the acquired net assets and has been allocated to goodwill. The operating results of Provoloto have been included in our Printed Products segment and have been consolidated in our results of operations since the date of acquisition. Had the operating results of Provoloto been included as if the transaction was consummated on January 1, 2011, our pro forma results of operations for the years ended December 31, 2012 and 2011 would not have been materially different.

In June 2012, we acquired ADS/Technology and Gaming, Ltd. ("ADS") for £3,450, subject to certain adjustments. ADS provides maintenance and other services for LBOs in the U.K. Approximately £2,200 of the £3,450 purchase price was in excess of the fair value of the acquired net assets and has been allocated to goodwill. The operating results of ADS have been included in our Gaming segment and have been consolidated in our results of operations since the date of acquisition. Had the operating results of ADS been included as if the transaction was consummated on January 1, 2011, our pro forma results of operations for the years ended December 31, 2012 and 2011 would not have been materially different.

Dispositions

On March 25, 2013, we completed the sale of our installed base of gaming terminals in our pub business to Gamestec, for a purchase price of £534. The revenue and expenses of the discontinued pub operations for the three and nine months ended September 30, 2013 and 2012 were as follows:

	Three Months Ended
	September 30,
	2013	2012
Revenue:
Services	$2	$2,840

Operating expenses:
Cost of services (1)	84	1,923
Selling, general and administrative expenses	29	616
Employee termination and restructuring costs	—	13
Depreciation and amortization	—	3,586

Loss from discontinued operations	(111)	(3,298)

Other expense, net	—	(119)
Income tax benefit	26	837

Net loss from discontinued operations	$(85)	$(2,580)
(1) Exclusive of depreciation and amortization

	Nine Months Ended
	September 30,
	2013	2012
Revenue:
Services	$1,763	$9,521

Operating expenses:
Cost of services (1)	2,976	6,826
Selling, general and administrative expenses	983	2,197
Employee termination and restructuring costs	—	883
Depreciation and amortization	597	7,904

Loss from discontinued operations	(2,793)	(8,289)

Other expense, net	(46)	(63)
Gain on sale of assets	828	—
Income tax benefit	468	2,046

Net loss from discontinued operations	$(1,543)	$(6,306)
(1) Exclusive of depreciation and amortization
On October 5, 2010, we completed the sale of the racing and venue management business (the "Racing Business") to Sportech Plc ("Sportech"). As part of the purchase price, Sportech agreed to make a cash payment to us on September 30, 2013 of $10,000 plus interest, which was included in notes receivable in our Consolidated Balance Sheets as of December 31, 2012. The payment was received in September 2013 and is reflected as proceeds from sale of Racing Business in our Consolidated Statement of Cash Flows for the nine months ended September 30, 2013.

(3) Reportable Segment Information
We report our operations in three business segments —Printed Products, Lottery Systems and Gaming— representing our different products and services.  Each business segment is managed by a separate executive who reports to our Chief Executive Officer (who is the “chief operation decision maker” under applicable accounting standards). Our Printed Products and Lottery Systems business segments represent the aggregation of similar operating segments. Our Printed Products business segment includes our printed products operating segment, which provides instant lottery tickets and related value-added services to lottery operators, and our licensed properties operating segment, which provides licensed brands that are printed on instant lottery tickets and other promotional lottery products.  Our Lottery Systems business segment includes our U.S. lottery systems, international lottery systems, video systems and China lottery operating segments, which operating segments provide similar products and services generally comprised of a central system, customized computer software, data communication services, support and/or related equipment to lottery operators or gaming regulators.  Our Gaming business segment is comprised solely of our gaming operating segment, which generally provides gaming machines, systems and content to commercial gaming operators. The products and services from which each reportable segment derives its revenues are disclosed in Note 1 of the Notes to Consolidated Financial Statements in our 2012 Annual Report on Form 10-K. Certain unallocated expenses managed at the corporate level, comprised primarily of general and administrative costs and other income and expense, are not allocated to our reportable segments. The following tables set forth financial information for the three and nine months ended September 30, 2013 and 2012 by reportable segments. See Note 2 of the Notes to Consolidated Financial Statements in this Quarterly Report on Form 10-Q for the impact of our discontinued operations on the results of our Gaming segment for the three and nine months ended September 30, 2013 and 2012.

	Three Months Ended September 30, 2013
	Printed Products	Lottery Systems	Gaming	Total
Revenue:
Instant tickets	$129,647	$—	$—	$129,647
Services	—	51,167	29,643	80,810
Sales	3,041	17,816	3,093	23,950
Total revenue	132,688	68,983	32,736	234,407
Cost of instant tickets (1)	70,645	—	—	70,645
Cost of services (1)	—	28,436	14,147	42,583
Cost of sales (1)	2,168	9,890	1,253	13,311
Selling, general and administrative	11,549	7,515	5,435	24,499
Employee termination and restructuring costs	—	—	—	—
Depreciation and amortization	9,151	14,887	10,980	35,018
Segment operating income from continuing operations	$39,175	$8,255	$921	$48,351
Unallocated corporate costs				(22,696)
Consolidated operating income from continuing operations				$25,655

(1) Exclusive of depreciation and amortization.

	Three Months Ended September 30, 2012
	Printed Products	Lottery Systems	Gaming	Total
Revenue:
Instant tickets	$124,434	$—	$—	$124,434
Services	—	49,391	30,391	79,782
Sales	2,932	12,469	5,020	20,421
Total revenue	127,366	61,860	35,411	224,637
Cost of instant tickets (1)	73,085	—	—	73,085
Cost of services (1)	—	27,852	13,172	41,024
Cost of sales (1)	1,844	6,997	3,943	12,784
Selling, general and administrative	11,430	6,241	8,013	25,684
Employee termination and restructuring costs	287	—	1,530	1,817
Depreciation and amortization	10,426	11,877	13,202	35,505
Segment operating income (loss) from continuing operations	$30,294	$8,893	$(4,449)	$34,738
Unallocated corporate costs				(18,233)
Consolidated operating income from continuing operations				$16,505

(1) Exclusive of depreciation and amortization.

	Nine Months Ended September 30, 2013
	Printed Products	Lottery Systems	Gaming	Total
Revenue:
Instant tickets	$378,998	$—	$—	$378,998
Services	—	153,427	94,326	247,753
Sales	10,099	42,619	9,570	62,288
Total revenue	389,097	196,046	103,896	689,039
Cost of instant tickets (1)	210,349	—	—	210,349
Cost of services (1)	—	86,441	48,579	135,020
Cost of sales (1)	7,132	26,450	5,680	39,262
Selling, general and administrative	35,946	21,893	17,716	75,555
Employee termination and restructuring costs	331	—	—	331
Depreciation and amortization	26,963	42,756	40,809	110,528
Segment operating income (loss) from continuing operations	$108,376	$18,506	$(8,888)	$117,994
Unallocated corporate costs				(68,758)
Consolidated operating income from continuing operations				$49,236

(1) Exclusive of depreciation and amortization.

	Nine Months Ended September 30, 2012
	Printed Products	Lottery Systems	Gaming	Total
Revenue:
Instant tickets	$367,385	$—	$—	$367,385
Services	—	153,511	98,511	252,022
Sales	8,177	37,446	16,808	62,431
Total revenue	375,562	190,957	115,319	681,838
Cost of instant tickets (1)	211,468	—	—	211,468
Cost of services (1)	—	84,174	43,079	127,253
Cost of sales (1)	5,245	23,681	15,023	43,949
Selling, general and administrative	34,289	19,492	20,418	74,199
Employee termination and restructuring costs	4,794	—	5,074	9,868
Depreciation and amortization	31,242	35,953	33,297	100,492
Segment operating income (loss) from continuing operations	$88,524	$27,657	$(1,572)	$114,609
Unallocated corporate costs				(61,779)
Consolidated operating income from continuing operations				$52,830

(1) Exclusive of depreciation and amortization.

The following table provides a reconciliation of reportable segment operating income to net income (loss) before income taxes for each period:

	Three Months Ended		Nine Months Ended
	September 30,		September 30,
	2013	2012	2013	2012
Reportable segment operating income	$48,351	$34,738	$117,994	$114,609
Unallocated corporate expenses	(22,696)	(18,233)	(68,758)	(61,779)
Consolidated operating income	25,655	16,505	49,236	52,830
Interest expense	(25,125)	(25,990)	(75,271)	(75,073)
Earnings from equity investments	3,381	5,702	13,012	21,462
Loss on early extinguishment of debt	—	(15,464)	—	(15,464)
Other (expense) income, net	(45)	656	(850)	(30)
Net income (loss) from continuing operations before income taxes	$3,866	$(18,591)	$(13,873)	$(16,275)

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

(4) Basic and Diluted Net Loss Per Share

The following represents a reconciliation of the numerator and denominator used in computing basic and diluted net loss per share available to common stockholders for the three and nine months ended September 30, 2013 and 2012:

	Three Months Ended		Nine Months Ended
	September 30,		September 30,
	2013	2012	2013	2012
Income (numerator)
Net loss from continuing operations	$(366)	$(24,553)	$(25,036)	$(31,597)
Net loss from discontinued operations	(85)	(2,580)	(1,543)	(6,306)
Net loss	(451)	(27,133)	(26,579)	(37,903)
Shares (denominator)
Weighted average basic common shares outstanding	85,128	89,950	84,919	91,723
Weighted average diluted common shares outstanding	85,128	89,950	84,919	91,723
Basic and diluted per share amounts
Basic net loss per share from continuing operations	$(0.01)	$(0.27)	$(0.29)	$(0.34)
Basic net loss per share from discontinued operations	$0.00	$(0.03)	$(0.02)	$(0.07)
Total basic net loss per share	$(0.01)	$(0.30)	$(0.31)	$(0.41)

Diluted net loss per share from continuing operations	$(0.01)	$(0.27)	$(0.29)	$(0.34)
Diluted net loss per share from discontinued operations	$0.00	$(0.03)	$(0.02)	$(0.07)
Total diluted loss per share	$(0.01)	$(0.30)	$(0.31)	$(0.41)

For all periods presented, basic and diluted loss per share are the same, as any additional common stock equivalents would be anti-dilutive. We excluded 3,351 and 3,884 stock options from the calculation of diluted weighted-average earnings per share as of September 30, 2013 and 2012, respectively, that would be anti-dilutive due to the net loss in those periods. We excluded 5,091 and 5,216 restricted stock units from the calculation of diluted weighted-average earnings per share as of September 30, 2013 and 2012, respectively, that would be anti-dilutive due to the net loss in those periods.

(5) Inventories

Inventories consist of the following:

	September 30, 2013	December 31, 2012

Parts and work-in-process	$30,028	$27,355
Finished goods	49,228	43,900
Inventory	$79,256	$71,255

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

(6) Intangible Assets and Goodwill

Subsequent to the filing of our 2012 Annual Report on Form 10-K, we adjusted the estimated fair values of certain assets acquired as part of our acquisition of Provoloto in June 2012 to reflect new information obtained about facts and circumstances that existed as of the acquisition date that, if known, would have affected the amounts recognized as of that date. The adjustments resulted in an increase in goodwill of approximately $275 and a decrease in accounts receivable, net of allowance for doubtful accounts, of approximately $275. We have applied the adjustment retrospectively to the Consolidated Balance Sheet as of December 31, 2012.

The following presents certain information regarding our intangible assets as of September 30, 2013 and December 31, 2012. Amortizable intangible assets are being amortized on a straight-line basis over their estimated useful lives with no estimated residual values.

Intangible Assets	Gross Carrying Amount	Accumulated Amortization	Net Balance
Balance as of September 30, 2013
Amortizable intangible assets:
Patents	$13,862	$6,757	$7,105
Customer lists	40,773	28,280	12,493
Licenses	83,401	51,489	31,912
Intellectual property	23,964	20,766	3,198
Lottery contracts	1,500	1,373	127
Non-compete agreements	429	181	248
	163,929	108,846	55,083
Non-amortizable intangible assets:
Trade name	39,145	2,118	37,027
Total intangible assets	$203,074	$110,964	$92,110
Balance as of December 31, 2012
Amortizable intangible assets:
Patents	$13,741	$6,113	$7,628
Customer lists	41,471	25,349	16,122
Licenses	84,852	66,688	18,164
Intellectual property	24,268	20,107	4,161
Lottery contracts	1,500	1,297	203
Non-compete agreements	421	73	348
	166,253	119,627	46,626
Non-amortizable intangible assets:
Trade name	39,783	2,118	37,665
Total intangible assets	$206,036	$121,745	$84,291

The intangible amortization expense for the three and nine months ended September 30, 2013 was approximately $5,200 and $15,000, respectively. The intangible amortization expense for the three and nine months ended September 30, 2012 was approximately $4,700 and $13,100, respectively.

The table below reconciles the change in the carrying amount of goodwill, by reporting segment, from December 31, 2012 to September 30, 2013.

Goodwill	Printed Products	Lottery Systems	Gaming	Totals
Balance as of December 31, 2012	$328,035	$210,682	$262,656	$801,373
Foreign currency adjustments	(1,557)	1,559	(1,003)	(1,001)
Balance as of September 30, 2013	$326,478	$212,241	$261,653	$800,372

(7) Equity Method Investments

There have been no changes in our equity method investments from those disclosed in Note 10 of the Notes to Consolidated Financial Statements in our 2012 Annual Report on Form 10-K, except as described below.

In December 2012, we formed a consortium with GTECH Corporation ("GTECH") and a subsidiary of the administrator of the Ontario Municipal Employees Retirement System ("OMERS") to bid for a long-term marketing and sales services agreement with the New Jersey lottery. In April 2013, the State issued a notice of intent to award the services agreement to our consortium. The award of the agreement to our consortium was protested by a union that represents certain of the lottery workers. The protest was denied and the union has appealed the denial. In June 2013, the consortium's operating company, Northstar New Jersey Lottery Group, LLC ("Northstar New Jersey"), executed the services agreement and, in connection therewith, made a $120,000 payment to the State. Services under the agreement commenced on October 1, 2013 and are scheduled to end on June 30, 2029. We own a 17.69% equity interest in Northstar New Jersey, which we account for as an equity method investment due to our significant influence through our substantive participating and minority interest protection rights with respect to the entity. In connection with the execution of the services agreement, we contributed approximately $21,200, representing our pro rata share of the $120,000 payment. We are also responsible for our pro rata share of the initial working capital requirements of Northstar New Jersey, of which we contributed approximately $1,100 through September 30, 2013. Since September 30, 2013 we have contributed an additional $7,200 to Northstar New Jersey.

Under the terms of the agreement with the New Jersey lottery, Northstar New Jersey is entitled to receive annual incentive compensation payments to the extent the lottery's net income for the applicable year exceeds specified target levels, subject to a cap of 5% of such net income. Northstar New Jersey is responsible for payments to the State to the extent the lottery net income targets set forth in Northstar New Jersey's successful bid are not achieved, subject to a cap of 2% of the applicable year's net income and a $20,000 shortfall payment credit.

Under separate supply agreements, we provide Northstar New Jersey with instant lottery games and related services and GTECH provides Northstar New Jersey with lottery systems, equipment and related services. Scientific Games has a 30% economic interest (and is responsible for 30% of the capital requirements) associated with these supply arrangements. We own a 30% equity interest in Northstar SupplyCo New Jersey, LLC, an entity we formed with GTECH in connection with these supply arrangements.

We own a 16.5% interest in Hellenic Lotteries S.A., a company we formed with OPAP S.A. and Intralot S.A. In July 2013, an agency of the Greek government granted Hellenic Lotteries S.A. a 12-year concession for the exclusive rights to the production, operation and management of instant ticket and certain traditional lotteries in Greece. Operations under the concession agreement are expected to commence by the end of the first quarter of 2014. In consideration for the concession, Hellenic Lotteries S.A. paid an upfront fee of €190,000 to the Greek government, of which our portion was €31,400. Hellenic Lotteries S.A. will also be responsible for a monthly fee to the Greek government equal to a percentage of gross gaming revenue. In July 2013, we executed an instant ticket supply agreement with Hellenic Lotteries S.A., pursuant to which we will be the exclusive provider of instant tickets and design services to Hellenic Lotteries S.A. and will also be responsible for certain advisory services applicable to all lottery tickets included in the concession.

The combined summary financial information for the nine months ended September 30, 2013 and 2012 is presented for all of our equity method investees during the respective periods.

	Nine Months Ended September 30,
	2013	2012
Revenues	$656,665	$716,597
Revenues less cost of revenue	$291,864	$323,932
Net income	$63,811	$94,660

(8) Long-Term Debt

Outstanding Debt
The following reflects outstanding debt as of September 30, 2013 and December 31, 2012:

	September 30, 2013	December 31, 2012
Revolver, varying interest rate, due 2015	$—	$—
Term Loan, varying interest rate, due 2015 (1)	555,020	559,619
8.125% Senior Notes, due 2018 ("2018 Notes")	250,000	250,000
9.250% Senior Notes, due 2019 ("2019 Notes") (2)	346,230	345,909
6.250% Senior Notes, due 2020 ("2020 Notes")	300,000	300,000
Chinese Renminbi Yuan ("RMB") denominated loans, due 2014 (the "China Loans") and Other Debt	7,815	12,523
Capital lease obligations as of September 30, 2013, payable monthly through 2017	71	115
Total long-term debt outstanding	1,459,136	1,468,166
Current portion	(11,085)	(16,458)
Long-term debt, net of current installments	$1,448,051	$1,451,708

(1) Total of $559,730 less amortization of a loan discount in the amount of $111 as of December 31, 2012.
(2) Total of $350,000 less amortization of a loan discount in the amount of $3,770 and $4,091 as of September 30, 2013 and December 31, 2012, respectively.

Prior Credit Agreement

Until October 18, 2013, we were party to a credit agreement, dated as of June 9, 2008, as amended and restated as of August 25, 2011 (as so amended, the "Prior Credit Agreement"), among Scientific Games International, Inc. ("SGI"), as borrower, the Company, as a guarantor, the several lenders from time to time party thereto and JPMorgan Chase Bank, N.A., as administrative agent.
The Prior Credit Agreement provided for a $250,000 senior secured revolving credit facility and senior secured term loan credit facilities under which $555,020 of term loan borrowings were outstanding as of September 30, 2013. There were no borrowings and $39,689 in outstanding letters of credit under the revolving credit facility as of September 30, 2013. As of September 30, 2013, we had approximately $210,311 available for additional borrowings or letter of credit issuances under the revolving credit facility. We were in compliance with the covenants under the Prior Credit Agreement as of September 30, 2013.
We terminated the Prior Credit Agreement on October 18, 2013 in connection with the WMS acquisition and our entry into the new credit agreement described below. We expect to record a loss on the early extinguishment of debt under the prior Credit Agreement of approximately $5,900 in the fourth quarter of 2013. No early termination penalties were incurred by the Company or SGI in connection with the termination of the Prior Credit Agreement.
Other Debt
In April 2013, we repaid with cash on hand RMB 50,000 aggregate principal amount of a China Loan and the lender returned a $6,500 letter of credit previously issued to support this debt.
New Credit Facilities
In connection with the WMS acquisition, the Company and certain of its subsidiaries entered into senior secured credit facilities in an aggregate principal amount of $2,600,000, including a $300,000 revolving credit facility, which has dollar and multi-currency tranches, and a $2,300,000 term loan facility, pursuant to a credit agreement, dated as of October 18, 2013, by and among SGI, as the borrower, the Company, as a guarantor, and the lenders and agents party thereto. The term loan facility was used, in part, to finance the consideration paid in the WMS acquisition, to pay off all indebtedness under the Prior Credit Agreement and WMS's prior credit agreement and to pay related acquisition and financing fees and expenses. Up to $200,000 of the revolving credit facility is available for issuances of letters of credit. The term loan is scheduled to mature on October 18, 2020 and the revolving credit facility is scheduled to mature on October 18, 2018 (subject to accelerated maturity dates depending on our liquidity at the time our 2018 Notes, 2019 Notes and 2020 Notes become due).
The term loan amortizes in equal quarterly installments in an amount equal to 1.00% per annum of the stated principal amount thereof, with the remaining balance due at final maturity. Interest is payable under the credit facilities at a rate equal to the eurodollar (LIBOR) rate or the base rate, plus an applicable margin, in each case, subject to a eurodollar (LIBOR) rate floor of 1.00% or a base rate floor of 2.00%, as applicable. The applicable margin for the term loan is 3.25% per annum for eurodollar (LIBOR) loans and 2.25% per annum for base rate loans. The applicable margin on borrowings under the revolving credit facility may be reduced by 0.25% or 0.50% based on step-downs tied to our first lien net leverage ratio.
SGI is required to pay commitment fees to revolving lenders on the actual daily unused portion of the revolving commitments, as applicable, at a rate of 0.50% per annum through maturity, subject to a step-down to 0.375% based upon certain first lien net leverage ratios. The credit facilities are guaranteed by the Company and each of the Company’ current and future direct and indirect wholly owned domestic subsidiaries, subject to certain customary exceptions. SGI may voluntarily prepay all or any portion of outstanding amounts under the credit facilities at any time, in whole or in part, without premium or penalty, subject to (1) redeployment costs in the case of a prepayment of eurocurrency loans under the revolving credit facility other than on the last day of the relevant interest period and (2) a 1.00% prepayment premium on any prepaid term loans in the first six months after the closing date of the credit facilities in connection with a repricing transaction.
The credit facilities contain customary mandatory prepayment provisions, subject to certain exceptions and reinvestment rights. The credit facilities contain certain negative covenants that, among other things and subject to certain exceptions, restrict the Company's and its restricted subsidiaries’ ability to incur additional debt or guarantees, grant liens on assets, make loans, acquisitions or other investments, dispose of assets, make optional payments or modify certain debt instruments, pay dividends or other payments on capital stock, consolidate or merge, enter into arrangements that restrict the ability to pay dividends or grant liens, enter into sale and leaseback transactions, enter into or consummate transactions with affiliates, or change its fiscal year. In addition, the credit facilities require the maintenance of a maximum first lien net leverage ratio on a quarterly basis if at any time the aggregate amount of all commitments outstanding under the revolving credit facility equals or exceeds 15.00% of all commitments thereunder.
The credit facilities contain customary events of default (subject to customary grace periods and materiality thresholds). Upon the occurrence of certain events of default, the obligations under the credit facilities may be accelerated and the commitments may be terminated.
For additional information regarding the credit facilities, please see the full text of the credit agreement governing the credit facilities, a copy of which is attached as Exhibit 10.1 to our Current Report on Form 8-K filed with the SEC on October 18, 2013, and the full text of the guarantee and collateral agreement relating thereto, a copy of which is attached as Exhibit 10.2 to our Current Report on Form 8-K filed with the SEC on October 18, 2013.
As of September 30, 2013, we incurred approximately $1,800 of costs related to the new credit facilities, which are classified as deferred financing fees in other assets on our Consolidated Balance Sheet as of September 30, 2013. We have incurred additional financing fees of approximately $90,000 since September 30, 2013 in connection with the new credit facilities and anticipate incremental deferred financing fees to be incurred in the balance of the quarter ending December 31, 2013.

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
The fair value of our financial assets and liabilities is determined by reference to market data and other valuation techniques as appropriate. We believe the fair value of our financial instruments, which are principally cash and cash equivalents, accounts receivable, other current assets, accounts payable and accrued liabilities, approximates their recorded values. Our assets and liabilities measured at fair value on a recurring basis are as follows:
Interest rate swap contracts
In August 2013 and October 2013, we entered into forward starting interest rate swap contracts with an aggregate notional value of $500,000 ("August 2013 Hedges") and $200,000 ("October 2013 Hedges"), respectively, which become effective in April 2015 and mature in January 2018. The objective of the forward starting interest rate swap contracts, which are designated as cash flow hedges of the forecasted interest payment transactions in accordance with ASC 815, Derivatives and Hedging, is to eliminate the variability of cash flows attributable to the LIBOR component of interest expense to be paid on our variable-rate debt. Under these hedges, we will pay interest on the notional amount of debt at an average fixed rate of 2.2% and receive interest on the notional amount of debt at the then prevailing three-month LIBOR rate.

We believe these hedges will be highly effective in offsetting changes in the future expected cash flows due to fluctuation in the three-month LIBOR-based rate associated with the notional amount of forecasted variable-rate debt. The effectiveness of these hedges will be measured quarterly on a retrospective basis by comparing the cumulative change in the hedging instrument's fair value to the change in the hedged transaction's fair value. To the extent these hedges have no ineffectiveness, all gains and losses from these hedges will be recorded in other comprehensive income (loss) until the forecasted underlying interest payment transactions occur. Any realized gains or losses resulting from the August 2013 Hedges and the October 2013 Hedges will be recognized together with the hedged transaction as interest expense within our Consolidated Statements of Operations and Comprehensive Income. For the three and nine months ended September 30, 2013, we recorded a loss representing the change in fair value associated with the August 2013 Hedges of $2,459 in other comprehensive income (loss) in our Consolidated Statements of Operations and Comprehensive Income. The fair value of the August 2013 Hedges as of September 30, 2013 of $2,459 is recorded in other long-term liabilities in our Consolidated Balance Sheets.
Foreign currency forward contracts
During 2012, we entered into foreign currency forward contracts for the sale of Euros for U.S. dollars to hedge a portion of the net investment in one of our subsidiaries that is denominated in Euros. Some of these foreign currency forward contracts settled in 2012. In May 2013, we settled the remaining €20,000 in aggregated notional amount of the foreign currency forward contracts with a weighted average rate of 1.2690.
We designated the forward contracts as qualified hedges in accordance with ASC 815, Derivatives and Hedging. Gains and losses from the foreign currency forward contracts are recorded in other comprehensive income (loss) on our Consolidated Balance Sheets until the investment is liquidated. For the nine months ended September 30, 2013, we recorded a gain associated with the forward contracts of approximately $400 in other comprehensive income (loss) on our Consolidated Statements of Operations and Comprehensive Income.
Other
In accordance with ASC 323, Investments - Equity Method and Joint Ventures, we record our share of a derivative instrument held by Lotterie Nazionali S.r.l. ("LNS"), an entity in which we have a 20% equity investment. Changes in the fair value of the derivative instrument are recorded by LNS within other comprehensive income on LNS's statement of comprehensive income. During the three and nine months ended September 30, 2013, we recorded a loss associated with our share of this derivative instrument of $110 and a gain of $187, respectively, in other comprehensive income (loss) on our Consolidated Statements of Operations and Comprehensive Income and in equity investments on our Consolidated Balance Sheet.

(10) Stockholders’ Equity

The following table sets forth the change in the number of shares of our Class A common stock outstanding during the nine months ended September 30, 2013 and during the fiscal year ended December 31, 2012:

	Nine Months Ended	Twelve Months Ended
	September 30, 2013	December 31, 2012
Shares outstanding as of beginning of period	84,395	92,433
Shares issued as part of equity-based compensation plans and the Employee Stock Purchase Plan ("ESPP"), net of restricted stock units ("RSUs") surrendered	1,019	1,119
Shares repurchased into treasury stock	(226)	(9,157)
Shares outstanding as of end of period	85,188	84,395

(11) Stock-Based Compensation and Other Incentive Compensation

We offer stock-based compensation through the use of stock options and RSUs. We also offer an ESPP.
We grant stock options to employees and directors under our equity-based compensation plans with exercise prices that are not less than the fair market value of our common stock on the date of grant. The terms of the stock option and RSU awards, including the vesting schedule of such awards, are determined at our discretion subject to the terms of the applicable equity-based compensation plan. Options granted over the last several years have generally been exercisable in four or five equal installments beginning on the first anniversary of the date of grant with a maximum term of ten years. RSUs typically vest in four or five equal installments beginning on the first anniversary of the date of grant or when certain performance targets are met. There are 13,500 shares of common stock authorized for awards under our 2003 Incentive Compensation Plan plus available shares from a preexisting equity-based compensation plan, which plans were approved by our stockholders. There are approximately 6,117 shares of common stock authorized for awards to current WMS employees under WMS's equity compensation plan, which we assumed in connection with the WMS acquisition. We record compensation expense for stock options and RSUs based on the fair value at the grant date.
The Company may grant certain awards the vesting of which is contingent upon the Company achieving certain performance targets. Upon determining that the performance target is probable, the fair value of the award is recognized over the service period, subject to potential adjustment.
In 2013, the Compensation Committee of the Board of Directors of the Company approved a change in the method of payment of the annual incentive compensation for 2013 under which senior executives of the Company will be paid all or a portion of any bonus earned by them for 2013 in the form of RSUs in lieu of cash. In particular, 100% of any 2013 bonus earned by A. Lorne Weil, our Chairman and Chief Executive Officer, 50% of any 2013 bonus earned by each of the Company's other named executive officers and 25% of any 2013 bonus of certain other executives, will be paid in the form of RSUs. Any such RSUs will vest over two years, subject to forfeiture in the event of a voluntary termination by the executive prior to the end of the term of the executive's employment agreement or termination of the executive by the Company for "cause." The RSUs will be subject to accelerated vesting in the event of other termination events (e.g., an involuntary termination).
We recorded stock-based compensation expense related to this modification for the three and nine months ended September 30, 2013 of approximately $210 and $675, respectively.
Stock Options
 A summary of the changes in stock options outstanding during the nine months ended September 30, 2013 is presented below:

	Number of Options	Weighted Average Remaining Contract Term (Years)	Weighted Average Exercise Price Per Share	Aggregate Intrinsic Value
Options outstanding as of December 31, 2012	3,461	7.8	9.34	659
Granted	—		—	—
Exercised	—		—	—
Canceled	—		—	—
Options outstanding as of March 31, 2013	3,461	7.6	9.34	744
Granted	—		—	—
Exercised	—		—	—
Canceled	(21)		8.9	—
Options outstanding as of June 30, 2013	3,440	7.3	9.34	7,912
Granted	—		—	—
Exercised	(89)		9.43	468
Canceled	—		—	—
Options outstanding as of September 30, 2013	3,351	7.1	9.34	23,612
Options exercisable as of September 30, 2013	1,243	6.9	10.31	8,010

No options were granted during the nine months ended September 30, 2013. For the three and nine months ended September 30, 2013, we recognized stock-based compensation expense of approximately $900 and $2,700 respectively, related to the vesting of stock options and the related tax benefit of approximately $360 and $1,070, respectively, prior to consideration of any valuation allowance recorded against the tax benefit. For the three and nine months ended September 30, 2012, we recognized stock-based compensation expense of approximately $900 and $2,900, respectively, related to the vesting of stock options and the related tax benefit of approximately $340 and $1,100, respectively, prior to consideration of any valuation allowance recorded against the tax benefit.

As of September 30, 2013, we had unrecognized compensation expense of approximately $4,800 relating to stock option awards that will be amortized over a weighted-average period of approximately two years.

Restricted Stock Units

A summary of the changes in RSUs outstanding during the nine months ended September 30, 2013 is presented below:

	Number of RSUs	Weighted Average Grant Date Fair Value Per RSU
Unvested units as of December 31, 2012	4,815	$10.53
Granted	1,354	8.86
Vested	(918)	12.36
Canceled	(3)	10.76
Unvested units as of March 31, 2013	5,248	$10.05
Granted	85	10.48
Vested	(70)	9.94
Canceled	(119)	11.51
Unvested units as of June 30, 2013	5,144	$9.95
Granted	29	12.23
Vested	(41)	13.48
Canceled	(41)	9.56
Unvested units as of September 30, 2013	5,091	$9.96

For the three and nine months ended September 30, 2013, we recognized stock-based compensation expense of approximately $4,600 and $13,900, respectively, related to the vesting of RSUs and the related tax benefit of approximately $1,760 and $5,240, respectively, prior to consideration of any valuation allowance recorded against the tax benefit. For the three and nine months ended September 30, 2012, we recognized stock-based compensation expense of approximately $4,900 and $14,500 related to the vesting of RSUs and the related tax benefit of approximately $1,860 and $5,520, respectively, prior to consideration of any valuation allowance recorded against the tax benefit.

As of September 30, 2013, we had unrecognized compensation expense of approximately $34,800 relating to RSUs that will be amortized over a weighted-average period of approximately two years.

(12) Pension and Other Post-Retirement Plans

We have defined benefit pension plans for our U.K.-based union employees and certain Canadian-based employees (the "U.K. Plan" and the "Canadian Plan," respectively). Retirement benefits under the U.K. Plan are based on an employee’s average compensation over the two years preceding retirement. Retirement benefits under the Canadian Plan are generally based on the number of years of credited service. Our policy is to fund the minimum contribution permissible by the applicable regulatory authorities.

The following table sets forth the combined amount of net periodic benefit cost recognized for the three and nine months ended September 30, 2013 and 2012:

	Three Months Ended		Nine Months Ended
	September 30,		September 30,
	2013	2012	2013	2012
Components of net periodic pension benefit cost:
Service cost	$639	$428	$1,917	$1,564
Interest cost	1,186	1,135	3,558	3,429
Expected return on plan assets	(1,409)	(1,436)	(4,227)	(3,890)
Amortization of actuarial gains	261	135	783	637
Amortization of prior service costs	(65)	(113)	(195)	(151)
Net periodic cost	$612	$149	$1,836	$1,589

We have a 401(k) plan for U.S.-based employees. We contribute 37.5 cents on the dollar for the first 6% of participant contributions for a match of up to 2.25% of eligible compensation.

(13) Income Taxes
The effective tax rates for continuing operations of 109.5% and (32.1)%, respectively, for the three months ended September 30, 2013 and 2012 and the effective tax rates for continuing operations of (80.5)% and (94.1)%, respectively, for the nine months ended September 30, 2013 and 2012 were determined using an estimated annual effective tax rate and after considering any discrete items for such periods. Due to a valuation allowance against our U.S. deferred tax assets, the effective tax rate for the three and nine months ended September 30, 2013 and 2012 does not include the benefit of the current year U.S. tax loss. Income tax expense for the three and nine months ended September 30, 2013 and 2012 primarily reflects income tax expense in foreign jurisdictions.

The impact on the realizability of our deferred tax assets resulting from our acquisition of WMS on October 18, 2013 will be considered during the quarter ended December 31, 2013.  Since the Company and WMS will file a consolidated tax return after the acquisition, taxable income generated by WMS may be used to realize deferred tax assets of the Company existing prior to the acquisition. After the WMS acquisition, historical earnings and losses, projections of future income and tax-planning strategies available in relevant jurisdictions will be assessed on a combined company basis for purposes of determining the realizability of our deferred tax assets.  It is possible that the Company may reverse a material portion of the valuation allowance against our U.S. deferred tax assets as a result of the acquisition of WMS, which would result in a corresponding income tax benefit. However, at this time, the Company is unable to reasonably estimate the range of the impact on the Company’s effective tax rates that would result from a change, if any, in the realizability of our deferred tax assets.

(14) Litigation

Although we are a party to various claims and legal actions arising in the ordinary course of business, we believe, on the basis of information presently available to us, that the ultimate disposition of these matters will not likely have a material adverse effect on our consolidated financial position or results of operations.
Colombia Litigation
Our subsidiary, SGI, owned a minority interest in Wintech de Colombia S.A., or Wintech (now liquidated), which formerly operated the Colombian national lottery under a contract with Empresa Colombiana de Recursos para la Salud, S.A. (together with its successors in interest, "Ecosalud"), an agency of the Colombian government. The contract provided for a penalty against Wintech, SGI and the other shareholders of Wintech of up to $5,000 if certain levels of lottery sales were not achieved. In addition, SGI delivered to Ecosalud a $4,000 surety bond as a further guarantee of performance under the contract. Wintech started the instant lottery in Colombia but, due to difficulties beyond its control, including, among other factors, social and political unrest in Colombia, frequently interrupted telephone service and power outages, and competition from another lottery being operated in a province of Colombia that we believe was in violation of Wintech's exclusive license from Ecosalud, the projected sales level was not met for the year ended June 30, 1993.
In 1993, Ecosalud issued a resolution declaring that the contract was in default. In 1994, Ecosalud issued a liquidation resolution asserting claims for compensation and damages against Wintech, SGI and other shareholders of Wintech for, among other things, realization of the full amount of the penalty, plus interest, and the amount of the bond. SGI filed separate actions opposing each resolution with the Tribunal Contencioso of Cundinamarca in Colombia (the "Tribunal"), which upheld both resolutions. SGI appealed each decision to the Council of State. In May 2012, the Council of State upheld the authority of Ecosalud to issue the resolutions, which decision was published in August 2012. As a result of such decision, the Council of State will consider the merits of the claims set forth in the liquidation resolution in due course.
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
SNAI Litigation
In April 2012, certain video lottery terminals operated by SNAI S.p.a. ("SNAI") in Italy and supplied by Barcrest Group Limited ("Barcrest") erroneously printed what appeared to be winning jackpot and other tickets. SNAI has stated, and system data confirms, that no jackpots were actually won on that day. The terminals were deactivated pending a review by the Italian regulatory authority of the cause of the incident. We understand that the Italian regulatory authority has decided to revoke the certification of the version of the gaming system that Barcrest provided to SNAI and initiated proceedings to revoke the concession SNAI relies upon to operate video lottery terminals in Italy. Based on a release issued by SNAI in March 2013, we understand that the Italian regulatory authority has issued a decision in which it fined SNAI €1,500 but did not revoke SNAI's concession.
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

WMS Merger

Complaints challenging the WMS merger were filed earlier this year in the Delaware Court of Chancery, the Circuit Court of Cook County, Illinois and the Circuit Court of the Nineteenth Judicial Circuit, Lake County, Illinois. The actions are putative class actions filed on behalf of the WMS stockholders. The complaints generally allege that the WMS directors breached their fiduciary duties in connection with their consideration and approval of the merger and in connection with their public disclosures concerning the merger. The complaints allege that other defendants, including WMS, Scientific Games Corporation and certain affiliates of Scientific Games Corporation, aided and abetted those alleged breaches. The plaintiffs sought equitable relief, including to enjoin the acquisition, to rescind the acquisition if not enjoined, damages, attorneys' fees and other costs.

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

In April 2013, the plaintiffs in the Gardner action filed a motion for preliminary injunction to enjoin the WMS stockholder vote on the merger. Following that, in April 2013, lead counsel in the Gardner action, on behalf of counsel for plaintiffs in all actions in Delaware and Illinois, agreed to withdraw the motion for preliminary injunction and not to seek to enjoin the WMS stockholder vote in return for WMS's agreement to make certain supplemental disclosures related to the merger. WMS made those supplemental disclosures in a Current Report on Form 8-K filed with the SEC on April 29, 2013.

The Company denies all material allegations in the complaints. The plaintiffs filed a claim for interim attorney fees of $850. In November 2013, the court granted our motion to stay the plaintiffs' claim for an interim award of attorney fees. There can be no assurance whether an award of attorney fees will ultimately be granted or its size.

Set forth below is information regarding certain legal proceedings pending against WMS, which the Company acquired subsequent to the quarter ended September 30, 2013.
Conlee Litigation
In May 2011, a putative class action was filed against WMS and certain of its executive officers in the U.S. District Court for the Northern District of Illinois by Wayne C. Conlee. In October 2011, the lead plaintiff filed an amended complaint in the lawsuit seeking unspecified damages. As amended, the lawsuit alleged that, during the period from September 21, 2010 to August 4, 2011 (the date WMS announced its 2011 fiscal year financial results), WMS made material misstatements and omitted material information related to its 2011 fiscal year guidance in violation of federal securities laws. The plaintiffs sought to certify a class of stockholders who purchased stock between these dates. WMS filed a motion to dismiss the amended complaint in December 2011 and, in July 2012, the Court granted the motion without prejudice. In September 2012, the plaintiffs filed a further amended complaint, which WMS moved to dismiss in October 2012. In April 2013, the District Court granted WMS's motion to dismiss with prejudice.

In May 2013, the plaintiffs filed a notice of appeal with the U.S. Court of Appeals for the Seventh Circuit.  In May 2013, the parties initiated mediated settlement negotiations through the Seventh Circuit’s settlement conference program.  In October 2013, the parties advised the court that they had reached a proposed settlement on a class basis and filed a motion for limited remand of the case to the district court for consideration and approval of the proposed settlement.  The motion was granted in November 2013 and, as a result, the district court will hold a fairness hearing on the proposed settlement. If approved, we do not expect that the settlement will have a material impact on our results of operations. In the event that the proposed settlement is not approved, we believe that we have meritorious defenses to the claims.

IGT
In early 2012, International Gaming Technology ("IGT") initiated an audit to determine whether WMS was in compliance with the terms of a license agreement between them. IGT claimed that WMS underpaid license fees by approximately $25,000 plus approximately $11,100 in interest.  Pursuant to an arbitration clause in the license agreement, IGT filed a demand for arbitration with the American Arbitration Association seeking $50,000 from WMS. We have denied IGT’s claims in the ongoing arbitration and have initiated an action in the U.S. District Court for the District of Nevada seeking, among other remedies, a preliminary injunction to enjoin or limit the scope of the arbitration and to restrain IGT from seeking to enforce certain provisions of the arbitration clause in the license agreement.  Our motion for a preliminary injunction is pending.

(15) Financial Information for Guarantor Subsidiaries and Non-Guarantor Subsidiaries

We conduct substantially all of our business through our U.S. and foreign subsidiaries. SGI’s obligations under the Prior Credit Agreement, the 2020 Notes and the 2019 Notes are fully and unconditionally and jointly and severally guaranteed by Scientific Games Corporation (the "Parent Company") and our 100%-owned domestic subsidiaries other than SGI (the "Guarantor Subsidiaries"). Our 2018 Notes, which were issued by the Parent Company, are fully and unconditionally and jointly and severally guaranteed by our 100% owned domestic subsidiaries, including SGI. The guarantees of our 2020 Notes, 2019 Notes and 2018 Notes will terminate upon the following customary circumstances: (1) the sale or disposition of the capital stock of the guarantor (including by consolidation or merger of the guarantor into another person); (2) the liquidation or dissolution of the guarantor; (3) the defeasance or satisfaction and discharge of the notes; (4) the release of the guarantor from any guarantees of indebtedness of the Parent Company and SGI (or, in the case of the 2018 Notes, the release of the guarantor from any guarantees of indebtedness of the Parent Company); and (5) in the case of the 2020 Notes, the proper designation of the guarantor as an unrestricted subsidiary pursuant to the indenture governing the 2020 Notes.

Presented below is condensed consolidated financial information for (1) the Parent Company, (2) SGI, (3) the Guarantor Subsidiaries and (4) our 100%-owned foreign subsidiaries and our non-100%-owned domestic and foreign subsidiaries (collectively, the "Non-Guarantor Subsidiaries") as of September 30, 2013 and December 31, 2012 and for the three and nine months ended September 30, 2013 and 2012. The condensed consolidating financial information has been presented to show the nature of assets held, results of operations and cash flows of the Parent Company, SGI, the Guarantor Subsidiaries and the Non-Guarantor Subsidiaries reflecting the guarantee structures of our obligations as disclosed in Note 13 of the Notes to Consolidated Financial Statements in our 2012 Annual Report on Form 10-K for all periods presented.

The condensed consolidating financial information reflects the investments of the Parent Company in the Guarantor and Non-Guarantor Subsidiaries using the equity method of accounting. Corporate interest and administrative expenses have not been allocated to the subsidiaries.

SCIENTIFIC GAMES CORPORATION AND SUBSIDIARIES
SUPPLEMENTAL CONDENSED CONSOLIDATING BALANCE SHEET
As of September 30, 2013

	Parent Company	SGI	Guarantor Subsidiaries	Non-Guarantor Subsidiaries	Eliminating Entries	Consolidated
Assets
Cash and cash equivalents	$17,023	$102	$—	$61,990	$(5,654)	$73,461
Restricted cash	—	—	—	50	—	50
Accounts receivable, net	—	64,127	33,212	103,013	—	200,352
Inventories	—	30,996	15,899	32,361	—	79,256
Notes receivable	—	—			—	—
Other current assets	9,226	4,280	7,455	31,061	—	52,022
Property and equipment, net	7,797	140,790	41,568	184,914	—	375,069
Investment in subsidiaries	566,882	813,520	—	857,958	(2,238,360)	—
Goodwill	—	253,929	76,741	469,702	—	800,372
Intangible assets	—	41,053	33,440	17,617	—	92,110
Intercompany balances	34,169	—	340,481	—	(374,650)	—
Other assets	9,336	94,686	7,119	375,011	(2,616)	483,536
Total assets	$644,433	$1,443,483	$555,915	$2,133,677	$(2,621,280)	$2,156,228
Liabilities and stockholders’ equity
Current installments of long-term debt	$—	$6,280	$—	$4,805	$—	$11,085
Other current liabilities	23,571	57,783	38,059	95,738	(5,662)	209,489
Long-term debt, excluding current installments	250,000	1,194,970	—	3,081	—	1,448,051
Other non-current liabilities	16,223	28,878	28,653	59,210	—	132,964
Intercompany balances	—	167,078	—	207,590	(374,668)	—
Stockholders’ equity	354,639	(11,506)	489,203	1,763,253	(2,240,950)	354,639
Total liabilities and stockholders’ equity	$644,433	$1,443,483	$555,915	$2,133,677	$(2,621,280)	$2,156,228

SCIENTIFIC GAMES CORPORATION AND SUBSIDIARIES
SUPPLEMENTAL CONDENSED CONSOLIDATING BALANCE SHEET
As of December 31, 2012

	Parent Company	SGI	Guarantor Subsidiaries	Non-Guarantor Subsidiaries	Eliminating Entries	Consolidated
Assets
Cash and cash equivalents	$27,159	$201	$—	$82,834	$(1,179)	$109,015
Restricted cash	—	—	—	30,398	—	30,398
Accounts receivable, net	—	63,944	29,156	116,770	—	209,870
Inventories	—	25,411	16,063	29,781	—	71,255
Notes receivable	10,298	—	—	—	—	10,298
Other current assets	9,693	3,809	6,773	33,507	—	53,782
Property and equipment, net	5,727	154,243	32,957	183,950	—	376,877
Investment in subsidiaries	520,969	802,425	—	855,801	(2,179,195)	—
Goodwill	—	253,928	76,741	470,704	—	801,373
Intangible assets	—	42,000	20,367	21,924	—	84,291
Intercompany balances	79,735	—	302,396	—	(382,131)	—
Other assets	6,479	74,923	7,507	353,455	(2,615)	439,749
Total assets	$660,060	$1,420,884	$491,960	$2,179,124	$(2,565,120)	$2,186,908
Liabilities and stockholders’ equity
Current installments of long-term debt	$—	$6,280	$—	$10,178	$—	$16,458
Other current liabilities	28,485	58,473	35,436	118,682	(1,187)	239,889
Long-term debt, excluding current installments	250,000	1,199,247	—	2,461	—	1,451,708
Other non-current liabilities	16,784	25,560	12,174	59,544	—	114,062
Intercompany balances	—	136,402	—	245,748	(382,150)	—
Stockholders’ equity	364,791	(5,078)	444,350	1,742,511	(2,181,783)	364,791
Total liabilities and stockholders’ equity	$660,060	$1,420,884	$491,960	$2,179,124	$(2,565,120)	$2,186,908

SCIENTIFIC GAMES CORPORATION AND SUBSIDIARIES
SUPPLEMENTAL CONDENSED CONSOLIDATING STATEMENT OF INCOME AND COMPREHENSIVE INCOME
Three Months Ended September 30, 2013

	Parent Company	SGI	Guarantor Subsidiaries	Non-Guarantor Subsidiaries	Eliminating Entries	Consolidated
Revenue	$—	$100,614	$20,347	$113,880	$(434)	$234,407
Cost of instant tickets, cost of services and cost of sales (1)	—	30,175	38,096	59,839	(1,571)	126,539
Selling, general and administrative	16,910	14,227	2,731	13,396	(270)	46,994
Depreciation and amortization	201	9,786	5,648	19,584	—	35,219
Operating (loss) income	(17,111)	46,426	(26,128)	21,061	1,407	25,655
Interest expense	(5,321)	(19,651)	—	(153)	—	(25,125)
Other (income) expense, net	1,253	(44,862)	45,049	3,303	(1,407)	3,336
Income (loss) before equity in income of subsidiaries, and income taxes	(21,179)	(18,087)	18,921	24,211	—	3,866
Equity in income (loss) of subsidiaries	23,639	18,813	—	—	(42,452)	—
Income tax expense	2,826	144	7	1,255	—	4,232
Net (loss) income from continuing operations	$(366)	$582	$18,914	$22,956	$(42,452)	$(366)

Net loss from discontinued operations	$(85)	$—	$—	$(85)	$85	(85)

Net (loss) income	$(451)	$582	$18,914	$22,871	$(42,367)	$(451)

Other comprehensive income (loss)	39,257	(2,037)	(1)	41,019	(38,981)	39,257
Comprehensive income (loss)	$38,806	$(1,455)	$18,913	$63,890	$(81,348)	$38,806

(1) Exclusive of depreciation and amortization.

SCIENTIFIC GAMES CORPORATION AND SUBSIDIARIES
SUPPLEMENTAL CONDENSED CONSOLIDATING STATEMENT OF INCOME AND COMPREHENSIVE INCOME
Three Months Ended September 30, 2012

	Parent Company	SGI	Guarantor Subsidiaries	Non-Guarantor Subsidiaries	Eliminating Entries	Consolidated
Revenue	$—	$103,225	$14,005	$108,033	$(626)	$224,637
Cost of instant tickets, cost of services and cost of sales (1)	—	34,172	37,000	57,436	(1,715)	126,893
Selling, general and administrative	15,504	12,596	3,354	13,053	(740)	43,767
Employee termination and restructuring costs	—	—	—	1,817	—	1,817
Depreciation and amortization	150	7,803	4,996	22,706	—	35,655
Operating (loss) income	(15,654)	48,654	(31,345)	13,021	1,829	16,505
Interest expense	(5,308)	(20,439)	—	(243)	—	(25,990)
Other income (expense), net	1,655	(58,177)	45,292	3,953	(1,829)	(9,106)
(Loss) income before equity in income of subsidiaries, and income taxes	(19,307)	(29,962)	13,947	16,731	—	(18,591)
Equity in (loss) income of subsidiaries	(1,622)	13,741	—	—	(12,119)	—
Income tax expense	3,624	32	—	2,306	—	5,962
Net (loss) income from continuing operations	$(24,553)	$(16,253)	$13,947	$14,425	$(12,119)	$(24,553)

Net loss from discontinued operations	(2,580)	—	—	(2,580)	2,580	(2,580)

Net (loss) income	$(27,133)	$(16,253)	$13,947	$11,845	$(9,539)	$(27,133)

Other comprehensive income (loss)	27,020	(204)	—	27,141	(26,937)	27,020
Comprehensive income (loss)	$(113)	$(16,457)	$13,947	$38,986	$(36,476)	$(113)

(1) Exclusive of depreciation and amortization.

SCIENTIFIC GAMES CORPORATION AND SUBSIDIARIES
SUPPLEMENTAL CONDENSED CONSOLIDATING STATEMENT OF INCOME AND COMPREHENSIVE INCOME
Nine Months Ended September 30, 2013

	Parent Company	SGI	Guarantor Subsidiaries	Non-Guarantor Subsidiaries	Eliminating Entries	Consolidated
Revenue	$—	$308,378	$42,254	$340,500	$(2,093)	$689,039
Cost of instant tickets, cost of services and cost of sales (1)	—	97,146	107,162	185,837	(5,514)	384,631
Selling, general and administrative	52,193	41,178	8,138	43,053	(773)	143,789
Employee termination and restructuring costs	—	—	—	331	—	331
Depreciation and amortization	524	28,396	16,671	65,461	—	111,052
Operating (loss) income	(52,717)	141,658	(89,717)	45,818	4,194	49,236
Interest expense	(15,933)	(58,743)	(8)	(587)	—	(75,271)
Other (income) expense, net	4,532	(131,749)	134,585	8,988	(4,194)	12,162
Income (loss) before equity in income of subsidiaries, and income taxes	(64,118)	(48,834)	44,860	54,219	—	(13,873)
Equity in income (loss) of subsidiaries	45,508	44,619	—	—	(90,127)	—
Income tax expense	6,426	313	7	4,417	—	11,163
Net (loss) income from continuing operations	$(25,036)	$(4,528)	$44,853	$49,802	$(90,127)	$(25,036)

Net loss from discontinued operations	(1,543)	—	—	(1,543)	1,543	(1,543)

Net (loss) income	$(26,579)	$(4,528)	$44,853	$48,259	$(88,584)	$(26,579)

Other comprehensive income (loss)	1,949	(1,939)	—	3,665	(1,726)	1,949
Comprehensive income (loss)	$(24,630)	$(6,467)	$44,853	$51,924	$(90,310)	$(24,630)

(1) Exclusive of depreciation and amortization.

SCIENTIFIC GAMES CORPORATION AND SUBSIDIARIES
SUPPLEMENTAL CONDENSED CONSOLIDATING STATEMENT OF INCOME AND COMPREHENSIVE INCOME
Nine Months Ended September 30, 2012

	Parent Company	SGI	Guarantor Subsidiaries	Non-Guarantor Subsidiaries	Eliminating Entries	Consolidated
Revenue	$—	$314,053	$34,155	$336,474	$(2,844)	$681,838
Cost of instant tickets, cost of services and cost of sales (1)	—	100,277	105,747	182,712	(6,066)	382,670
Selling, general and administrative	46,152	41,503	9,922	40,109	(2,157)	135,529
Employee termination and restructuring costs	—	—	—	9,868	—	9,868
Depreciation and amortization	448	22,691	17,689	60,113	—	100,941
Operating (loss) income	(46,600)	149,582	(99,203)	43,672	5,379	52,830
Interest expense	(15,915)	(58,215)	(1)	(942)	—	(75,073)
Other income (expense), net	4,869	(140,815)	135,004	12,289	(5,379)	5,968
(Loss) income before equity in income of subsidiaries, and income taxes	(57,646)	(49,448)	35,800	55,019	—	(16,275)
Equity in (loss) income of subsidiaries	(23,892)	35,436	—	—	(11,544)	—
Income tax benefit (expense)	(49,941)	58,275	—	6,988	—	15,322
Net (loss) income from continuing operations	$(31,597)	$(72,287)	$35,800	$48,031	$(11,544)	$(31,597)

Net loss from discontinued operations	(6,306)	—	—	(6,306)	6,306	(6,306)

Net (loss) income	$(37,903)	$(72,287)	$35,800	$41,725	$(5,238)	$(37,903)

Other comprehensive income (loss)	24,583	1,114	—	23,545	(24,659)	24,583
Comprehensive income (loss)	$(13,320)	$(71,173)	$35,800	$65,270	$(29,897)	$(13,320)

(1) Exclusive of depreciation and amortization.

SCIENTIFIC GAMES CORPORATION AND SUBSIDIARIES
SUPPLEMENTAL CONDENSED CONSOLIDATING STATEMENT OF CASH FLOWS
Nine Months Ended September 30, 2013

	Parent Company	SGI	Guarantor Subsidiaries	Non- Guarantor Subsidiaries	Eliminating Entries	Consolidated
Net cash (used in) provided by operating activities	$(44,667)	$(16,086)	$43,266	$113,180	$—	$95,693
Cash flows from investing activities:
Capital, lottery and gaming systems expenditures	(5,464)	(20,461)	(24,345)	(62,073)	—	(112,343)
Business acquisitions, net of cash acquired	—	—	—	(396)	—	(396)
Other assets and investments	9,853	13,984	—	36,287	(64,266)	(4,142)
Net cash (used in) provided by investing activities	4,389	(6,477)	(24,345)	(26,182)	(64,266)	(116,881)
Cash flows from financing activities:
Net proceeds (payments) on long-term debt	—	(4,710)	—	(4,909)	—	(9,619)
Net redemptions of common stock under stock-based compensation plans	(2,138)	—	—	(64,266)	64,266	(2,138)
Payments of financing fees	—	(1,981)	—	—	—	(1,981)
Other, principally intercompany balances	32,279	28,976	(23,397)	(37,858)	—	—
Net cash provided by (used in) financing activities	30,141	22,285	(23,397)	(107,033)	64,266	(13,738)
Effect of exchange rate changes on cash	—	179	—	(807)	—	(628)
Increase (decrease) in cash and cash equivalents	(10,137)	(99)	(4,476)	(20,842)	—	(35,554)
Cash and cash equivalents, beginning of period	27,160	201	2,378	79,276	—	109,015
Cash and cash equivalents, end of period	$17,023	$102	$(2,098)	$58,434	$—	$73,461

SCIENTIFIC GAMES CORPORATION AND SUBSIDIARIES
SUPPLEMENTAL CONDENSED CONSOLIDATING STATEMENT OF CASH FLOWS
Nine Months Ended September 30, 2012

	Parent Company	SGI	Guarantor Subsidiaries	Non- Guarantor Subsidiaries	Eliminating Entries	Consolidated
Net cash (used in) provided by operating activities	$(37,200)	$1,041	$41,034	$103,011	$42	$107,928
Cash flows from investing activities:
Capital, lottery and gaming systems expenditures	(1,895)	(23,174)	(12,542)	(42,415)	—	(80,026)
Business acquisitions, net of cash acquired	—	(1,000)	—	(22,989)	—	(23,989)
Other assets and investments	(193)	(20,820)	156	109,208	(71,636)	16,715
Net cash (used in) provided by investing activities	(2,088)	(44,994)	(12,386)	43,804	(71,636)	(87,300)
Cash flows from financing activities:
Net payments on long-term debt	—	95,290	—	(17,463)	—	77,827
Net redemptions of common stock under stock-based compensation plans	(4,797)	—	5	(71,650)	71,645	(4,797)
Payments of financing fees	—	(13,497)	—	—	—	(13,497)
Purchase of treasury stock	(47,401)	—	—	—	—	(47,401)
Other, principally intercompany balances	128,351	(37,773)	(29,126)	(61,401)	(51)	—
Net cash (used in) provided by financing activities	76,153	44,020	(29,121)	(150,514)	71,594	12,132
Effect of exchange rate changes on cash	—	14	—	(1,222)	—	(1,208)
Increase (decrease) in cash and cash equivalents	36,865	81	(473)	(4,921)	—	31,552
Cash and cash equivalents, beginning of period	24,042	56	2,379	77,925	—	104,402
Cash and cash equivalents, end of period	$60,907	$137	$1,906	$73,004	$—	$135,954

Item 2. Management’s Discussion and Analysis of Financial Condition and Results of Operations

The following Management’s Discussion and Analysis ("MD&A") is intended to enhance the reader’s understanding of our operations and current business environment. This MD&A should be read in conjunction with "Management’s Discussion and Analysis of Financial Condition and Results of Operations" for the fiscal year ended December 31, 2012 and the "Business" section included in our 2012 Annual Report on Form 10-K.

This MD&A also contains forward-looking statements within the meaning of the Private Securities Litigation Reform Act of 1995 and should be read in conjunction with the disclosures and information contained and referenced under "Forward-Looking Statements" included in this Quarterly Report on Form 10-Q.

As used in this MD&A, the terms "we," "us," "our" and the "Company" mean Scientific Games Corporation together with its consolidated subsidiaries.

Business Overview
General
We are a leading developer of technology-based products and services and associated content for worldwide gaming and lottery markets.  Our portfolio includes instant and draw-based lottery games; electronic gaming machines and game content; server-based lottery and gaming systems; sports betting technology; loyalty and rewards programs; and social, mobile and interactive content and services. We also gain access to technologies and pursue global expansion through strategic acquisitions and equity investments.

We report our operations in three business segments —Printed Products, Lottery Systems and Gaming— representing our different products and services.  Each business segment is managed by a separate executive who reports to our Chief Executive Officer (who is the “chief operation decision maker” under applicable accounting standards). Our Printed Products and Lottery Systems business segments represent the aggregation of similar operating segments. Our Printed Products business segment includes our printed products operating segment, which provides instant lottery tickets and related value-added services to lottery operators, and our licensed properties operating segment, which provides licensed brands that are printed on instant lottery tickets and other promotional lottery products.  Our Lottery Systems business segment includes our U.S. lottery systems, international lottery systems, video systems and China lottery operating segments, which operating segments provide similar products and services generally comprised of a central system, customized computer software, data communication services, support and/or related equipment to lottery operators or gaming regulators.  Our Gaming business segment is comprised solely of our gaming operating segment, which generally provides gaming machines, systems and content to commercial gaming operators. Our revenue is classified as instant tickets revenue, services revenue and sales revenue. Instant tickets revenue includes revenue related to our instant lottery ticket fulfillment and services businesses, including our brand licensing and Properties Plus® businesses. Revenue generated from our sales of lottery systems, terminals, gaming terminals, gaming content and phone cards, which sales are typically non-recurring in nature and not subject to multi-year supply agreements, is categorized as sales revenue. All other revenue generated from Lottery Systems (including revenue from the validation of instant tickets and other systems management contracts) and Gaming is classified as services revenue. Certain unallocated expenses managed at the corporate level, comprised primarily of general and administrative costs and other income and expense are not allocated to our business segments. See "Business Segments Results" below and Note 3 of the Notes to Consolidated Financial Statements in this Quarterly Report on Form 10-Q for additional business segment information.

The discussion below highlights certain key drivers of our business and certain known trends, demands, commitments, events and uncertainties that have affected our recent, and may affect our future, financial and operating performance.
Merger with WMS

On October 18, 2013, pursuant to the terms of the previously announced merger agreement, dated as of January 30, 2013, the Company completed the acquisition of WMS Industries Inc. ("WMS") through the merger of SG California Merger Sub, Inc. with and into WMS, with WMS continuing as the surviving corporation. As a result of the merger, WMS became a wholly owned subsidiary of the Company. At the effective time of the merger, each share of WMS’s common stock, par value $0.50, issued and outstanding immediately prior to such time, other than shares of WMS common stock owned by WMS (which were cancelled), was automatically cancelled and converted into the right to receive $26.00 per share in cash, without interest.

In addition, at the effective time of the merger, each outstanding WMS stock option, restricted share, restricted stock unit, phantom unit and performance unit (except for certain equity awards that were granted by WMS following January 30, 2013, which were converted into equivalent Company equity awards using a customary exchange ratio) was cancelled in exchange for the right of the holder to receive a lump sum cash payment calculated in accordance with the terms of the merger agreement. The aggregate amount paid by the Company in respect of WMS common stock, stock options, restricted shares, restricted units, phantom units and performance units was approximately $1,500.0 million. For additional information regarding the merger, please see the full text of the merger agreement, a copy of which is attached as Exhibit 2.1 to our Current Report on Form 8-K filed with the Securities and Exchange Commission ("SEC") on February 5, 2013, and our Current Report on Form 8-K filed with the SEC on October 18, 2013.
We will account for the acquisition of WMS as a business combination in the fourth quarter of 2013 and expect that WMS will be included in our Gaming segment.

In connection with the merger, the Company and certain of its subsidiaries entered into senior secured credit facilities in an aggregate principal amount of $2,600.0 million, consisting of a $300.0 million revolving credit facility and a $2,300.0 million term loan facility, pursuant to a credit agreement, dated as of October 18, 2013. The term loan facility was used, in part, to finance the consideration paid in the merger, to pay off indebtedness under our and WMS's prior credit agreements and to pay related acquisition and financing fees and expenses. For additional information regarding our new credit facilities, see Note 8 of the Notes to Consolidated Financial Statements in this Quarterly Report on Form 10-Q.

In connection with the merger, we incurred approximately $2.5 million and $8.7 million in regulatory costs, professional fees and other expenses for the three and nine months ended September 30, 2013, respectively. We incurred additional transaction-related fees and expenses of approximately $8.0 million in October 2013 in conjunction with the closing of the merger and anticipate that we will incur additional transaction-related fees and expenses in the balance of the quarter ending December 31, 2013.

Printed Products
Our Printed Products segment is primarily comprised of our global instant ticket lottery business. We generate revenue from the manufacture and sale of instant tickets, as well as the provision of value-added services such as game design, sales and marketing support, specialty games and promotions, inventory management and warehousing and fulfillment services. We also provide lotteries with integrated instant ticket product management services under our cooperative service programs ("CSPs") to help them efficiently and effectively manage and support their operations to achieve higher retail sales and lower operating costs. In addition, we provide licensed games, promotional entertainment and internet-based services to the lottery industry. Our U.S. instant ticket contracts typically have an initial term of three to five years and frequently include multiple renewal options for additional periods ranging from one to five years, which our customers have generally exercised in the past. We typically sell our instant lottery tickets for a price per thousand units ("PPK") or for a fee equal to a percentage of the retail sales of the instant lottery tickets ("POS"). Under our CSP contracts, we are typically paid on a POS basis. Some of our international customers purchase instant lottery tickets periodically rather than through multi-year supply contracts.
We consider retail sales of instant tickets to be a key performance indicator of our instant ticket revenue, although there may not always be a direct correlation between retail sales and our instant ticket revenue due to the type of contract (e.g., PPK versus POS or CSP contracts), the impact of changes in our customer contracts, the performance of our licensed properties business or other factors. Based on third-party data, our U.S. customers' total instant ticket lottery retail sales increased 4.2% and 3.8% for the three and nine months ended September 30, 2013, respectively, compared to the same periods in 2012, driven by several factors, including strong performance in those states where the Company provides instant game product management services.
Our licensed game contracts are generally game-specific and therefore short-term and non-recurring. Our instant ticket revenue may be negatively impacted to the extent we are unable to continue to win licensed game-specific or multi-state game contracts. In January 2013, we entered into a new license agreement with Hasbro International, Inc. ("Hasbro") for the use of certain of Hasbro's licensed properties through December 31, 2016.
There has been increased interest within the lottery industry in player loyalty programs, which we believe may result in further growth opportunities for our Properties Plus loyalty program, which features players clubs, reward programs, second chance promotional websites and interactive games. As of September 30, 2013, we had a total of six active Properties Plus programs.

We are the primary supplier of instant lottery tickets for Lotterie Nazionali S.r.l. ("LNS"), in which we have a 20% equity investment, which was awarded the concession to be the exclusive operator of the Italian Gratta e Vinci instant ticket lottery beginning on October 1, 2010. The concession has an initial term of nine years (subject to a performance evaluation during the fifth year) and could be extended by the Italian lottery authority for an additional nine years. Over the life of the concession, we expect that we will supply no less than 80% of LNS's instant ticket production requirements. Retail sales for LNS for the three and nine months ended September 30, 2013 increased 0.4% and decreased 1.7%, respectively, compared to the same periods in 2012.
Northstar Lottery Group, LLC ("Northstar Illinois"), in which we have a 20% equity investment, commenced operations as the private manager of the Illinois lottery on July 1, 2011 under a private management agreement with the State of Illinois. Northstar Illinois is entitled to receive annual incentive compensation payments from the State to the extent the lottery's net income for the applicable year exceeds specified target levels, subject to a cap of 5% of the applicable year's net income. Northstar Illinois is responsible for payments to the State to the extent such targets are not achieved, subject to a similar cap. These net income target levels are subject to upward or downward adjustment under certain circumstances in accordance with the terms of the private management agreement. Additional information regarding our equity investment in Northstar Illinois and the terms of the potential incentive compensation and shortfall payments is included in Note 10 of the Notes to Consolidated Financial Statements in our 2012 Annual Report on Form 10-K.
We understand that the lottery has asserted that Northstar Illinois is responsible for a shortfall payment of approximately $20.0 million with respect to the fiscal year ended June 30, 2012. We further understand that Northstar Illinois disagrees with the methodology used by the lottery in calculating the lottery's net income that formed the basis of the lottery's shortfall payment claim and believes that certain other matters that could impact any potential shortfall payment have yet to be resolved, and has initiated the resolution process contemplated by the private management agreement in an attempt to resolve these matters.
We understand that, despite the matters to be resolved, in light of the completion of the lottery's financial statements for the fiscal year ended June 30, 2012, and based on preliminary financial information for the lottery's fiscal year ended June 30, 2013, Northstar Illinois has recorded a liability of approximately $42 million as of June 30, 2013 associated with its estimate of the potential aggregate net shortfall payments for the first three fiscal years under the private management agreement. For the three and nine months ended September 30, 2013, earnings from our equity investment in Northstar Illinois were reduced by an amount equal to the amortization of our 20% share of the $42 million of estimated net shortfall payments recorded by Northstar Illinois, which amortization is allocated over the life of the contract.  These amounts were not material to our results of operations for the three and nine months ended September 30, 2013. We may be required to make capital contributions to Northstar Illinois to fund our pro rata share of any shortfall payments that are payable to the State under the private management agreement.
In December 2012, we formed a consortium with GTECH Corporation ("GTECH") and a subsidiary of the administrator of the Ontario Municipal Employees Retirement System ("OMERS") to bid for a long-term marketing and sales services agreement with the New Jersey lottery. In April 2013, the State issued a notice of intent to award the services agreement to our consortium. The award of the agreement to our consortium was protested by a union that represents certain of the lottery workers. The protest was denied and the union has appealed the denial of the protest. In June 2013, the consortium's operating company, Northstar New Jersey Lottery Group, LLC ("Northstar New Jersey"), executed the services agreement and, in connection therewith, made a $120.0 million payment to the State. Services under the agreement commenced on October 1, 2013 and are scheduled to end on June 30, 2029. We own a 17.69% equity interest in Northstar New Jersey. In connection with the execution of the services agreement, we contributed approximately $21.2 million, representing our pro rata share of the $120.0 million payment. We are also responsible for our pro rata share of the initial working capital requirements of Northstar New Jersey, of which we contributed approximately $1.1 million as of September 30, 2013. Since September 30, 2013, we contributed an additional $7.2 million to Northstar New Jersey.

Northstar New Jersey is entitled to receive annual incentive compensation payments from the State to the extent the lottery's net income for the applicable year exceeds specified target levels, subject to a cap of 5% of the applicable year's net income. Northstar New Jersey is responsible for payments to the State to the extent such targets are not achieved, subject to a cap of 2% of the applicable year's net income and a $20.0 million shortfall payment credit. We may be required to make capital contributions to Northstar New Jersey to fund our pro rata share of any shortfall payments that are payable to the State under the services agreement.

Under separate supply agreements, we provide Northstar New Jersey with instant lottery games and related services and GTECH provides Northstar New Jersey with lottery systems and equipment and related services. Scientific Games has a

30% economic interest (and is responsible for 30% of the capital requirements) associated with these supply arrangements. We own a 30% equity interest in Northstar SupplyCo New Jersey, LLC, an entity we formed with GTECH in connection with these supply arrangements.

As U.S. and international jurisdictions increasingly look toward lottery and gaming as a source of revenue growth, we believe there will be continued interest in pursuing an outsourcing model whereby the day-to-day management of lotteries is conducted by a third party, similar to the private management agreement model in Illinois. To the extent any of our lottery customers enter into a private management agreement, such lottery customer or the private manager may terminate our existing contract(s) with the lottery customer as part of the transition to the private management model. In January 2013, the Indiana lottery awarded a private management agreement to one of our competitors, which terminated our contract effective March 31, 2013. In January 2013, we entered into a five-year instant ticket lottery contract with the manager of the Indiana lottery, which contract went into effect on April 1, 2013 following the expiration of the instant ticket lottery contract we had with the Indiana lottery.

We own a 16.5% interest in Hellenic Lotteries S.A., a company we formed with OPAP S.A. and Intralot S.A. In July 2013, an agency of the Greek government granted Hellenic Lotteries S.A. a 12-year concession for the exclusive rights to the production, operation and management of instant ticket and certain traditional lotteries in Greece. Operations under the concession agreement are expected to commence by the end of the first quarter of 2014. In consideration for the concession, Hellenic Lotteries S.A. paid an upfront fee of €190.0 million to the Greek government, of which our portion was €31.4 million. Hellenic Lotteries S.A. will also be responsible for a monthly fee to the Greek government equal to a percentage of gross gaming revenue.  In July 2013, we executed an instant ticket supply agreement with Hellenic Lotteries S.A., pursuant to which we will be the exclusive provider of instant tickets and design services to Hellenic Lotteries S.A. and will also be responsible for certain advisory services applicable to all lottery tickets included in the concession. There can be no assurance that operations under the new concession will commence in a timely manner or at all. In the event operations under the new concession do not commence, we may not be able to recover the amounts that we have contributed to Hellenic Lotteries S.A. According to third-party data, in 2011, OPAP generated €4.4 billion in total lottery retail sales in Greece, or approximately €386 on a per capita basis, making it the third largest lottery in the world in terms of per capita sales based on third-party data. The instant ticket lottery has been inactive since 2003.

    In May 2013, a strategic alliance we formed with a Panamanian company entered into a ten-year contract with the Loteria Nacional de Beneficencia of Panama (the National Lottery of Panama) to supply instant tickets under a cooperative services program. We are the exclusive supplier of instant tickets and services to the consortium for the term of the contract. Operations under the cooperative services program commenced in October 2013.

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

In July 2013, we signed an instant ticket contract with the Rhode Island lottery to serve as the sole supplier of instant tickets on a PPK basis. The three-year contract, which commenced in July 2013, includes five one-year contract extension options held by the lottery. In October 2013, we signed a four-year extension as the primary CSP instant ticket supplier with the Florida lottery, which will commence in October 2014. Additionally, in October 2013, we signed a one-year extension of our primary POS instant ticket contract with the Missouri lottery through June 2015 and a one-year extension of our Properties Plus program with the Missouri lottery through October 2014.

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
We believe that retail sales of draw games is a key performance indicator of our Lottery Systems service revenue, although there may not always be a direct correlation between retail sales and our Lottery Systems revenue due to the terms of contracts, the impact of changes in our customer contracts or other factors. We believe the level of jackpots of the Powerball® and Mega Millions® multi-state draw lottery games, and the number of drawings conducted before a jackpot is won, have an impact on U.S. retail sales and, therefore, on our service revenue in any given period. The industry experienced the largest Mega Millions jackpot in history ($656 million) during the three months ended March 31, 2012 and experienced the largest Powerball jackpot in history ($591 million) during the three months ended June 30, 2013.

Based on third-party data, our Lottery Systems customers' total draw game retail sales in the U.S. increased 7.6% and 0.5% for the three and nine months ended September 30, 2013, respectively, compared to the same periods in 2012. Our Lottery Systems service revenue in the U.S. increased 2.1% and decreased 0.7% for the three and nine months ended September 30, 2013, respectively, compared to the same periods in 2012. Our Lottery Systems service revenue is also impacted by retail sales of instant lottery tickets where we provide instant lottery ticket validation services on a standalone basis or as part of a Lottery Systems contract. Our Lottery Systems sales revenue primarily relates to sales of equipment that are non-recurring in nature.

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

In May 2013 a strategic alliance, comprised of us and 888 Holdings Public Limited Company, as the primary vendor, and Williams Interactive LLC (a wholly owned subsidiary of the Company), as the game content vendor, was awarded a contract to provide internet gaming systems and services to the Delaware lottery for an initial period of five years, subject to four one-year contract extensions held by the lottery. The contract was executed in September 2013 and operations commenced in November 2013.

We are the exclusive instant ticket validation network provider to the China Sports Lottery ("CSL") under an agreement that expires in January 2016. Under the terms of this agreement, the POS rate we receive is scheduled to decrease by 0.1% in January 2014. We have seen a recent decline in our instant ticket validation revenue and our joint venture's instant ticket printing revenue as instant ticket retail sales of the CSL have declined, which we believe is due in part to competition from other lottery products impacting instant ticket sales. For the three and nine months ended September 30, 2013, instant ticket retail sales of the CSL decreased 2.3% and 7.7%, respectively, compared to the same periods in 2012. To the extent we are not able to offset the scheduled rate reduction under our CSL agreement by retail sales growth, our revenue and profitability under our current agreement will be adversely affected.

In September 2013, a request for proposals (RFP) was issued to cover the provision of a new instant ticket sales management system for the CSL following the expiration of our current agreement with the CSL in January 2016. The RFP did not cover a range of value-added services that we provide under our current CSL agreement. We determined not to submit a bid for the new systems agreement in light of, among other things, the significantly less favorable compensation structure of the new agreement relative to our current agreement. We understand that the new agreement was awarded to a Chinese company. We intend to seek opportunities to continue to provide the value-added services relating to the CSL that were not covered by the RFP (e.g., game design and programming) as well as additional business development opportunities to maintain and potentially grow our revenue and profit relating to our China lottery business following the expiration of the our current CSL agreement. To the extent we are not able to do so, our operating results relating to our China lottery business will be adversely affected.

Gaming
We are a leading supplier of server-based gaming terminals and systems and game content primarily to bookmakers that operate licensed betting offices ("LBOs") in the U.K. and to gaming operators outside the U.K. We also supply gaming terminals, systems and game content to bingo halls and arcades in the U.K. and continental Europe. We provide many of our Gaming customers with turnkey offerings, which typically include gaming terminals, remote management of game content and management information, central systems, secure data communication and field support services. We develop our own game content and supplement our offerings with content from third parties. We also provide interactive gaming products and services including development and marketing of digital content, products, services and end-to-end solutions that address interactive, social, casual and mobile gaming opportunities.
In our U.K. gaming business, our compensation is typically based on gross win (i.e., amount bet less player winnings) generated by our gaming terminals (subject to certain adjustments as may be specified in a particular contract, including adjustments for taxes and other fees). Our Gaming service revenue is therefore impacted by the size of our installed gaming terminal base and the gross win generated by our terminals. Our Gaming sales revenue is generally non-recurring in nature.

Our U.K. LBO contracts generally have initial terms of two to four years with potential extensions. Our gross win per terminal per day decreased approximately 4.7% and 2.8% for the three and nine months ended September 30, 2013, respectively, compared to the same periods in 2012, which we believe was due in part to challenging economic conditions. Our installed base of LBO gaming terminals in the U.K. increased from approximately 20,500 as of September 30, 2012 to 21,900 as of September 30, 2013 primarily as a result of growth of the large LBO operators' estates for the period ended September 30, 2013 as compared to the same period in 2012. In October 2013, we extended our contract with Ladbrokes plc to be the sole provider of server-based gaming machines to its U.K. estate through March 31, 2019. Under the terms of the contract, we will be responsible for the supply and service of gaming machines, including the provision of approximately 9,000 new gaming machines, which are expected to be installed during the first half of 2014. In June 2013, Betfred Group Ltd. ("Betfred"), a U.K. bookmaker, awarded a contract for the exclusive supply of gaming terminals to one of our competitors (currently the primary supplier of gaming terminals to Betfred), which will take effect following the expiration of our contract with Betfred in December 2013. The loss of this contract will impact our results of operations in 2014.

We had an installed base of approximately 2,700 gaming terminals related to our bingo hall and arcade business as of September 30, 2013 and 4,800 gaming terminals related to our U.K. pub, bingo hall and arcade business as of September 30, 2012. In January 2012, following a comprehensive strategic review, we announced our exit from the amusement with prize ("AWP") analog terminal business of Barcrest Group Limited ("Barcrest"), which we acquired in October 2011, in order to focus our game design and other resources solely on our digital server-based supply model. In March 2013, we sold our installed base of gaming terminals in our pub business to a third party. The sale of the gaming terminals decreased our installed base of gaming terminals but did not have a material impact on our results of operations for the three and nine months ended September 30, 2013.

We continue to seek to expand our server-based gaming terminal business outside the U.K., with current deployments in the Caribbean, Czech Republic, Mexico and Puerto Rico. We had an installed base of approximately 5,700 and 6,200 gaming terminals outside of the U.K. as of September 30, 2013 and 2012, respectively. In April 2012, approximately 1,400 video lottery terminals operated by SNAI S.p.a. ("SNAI") in Italy and supplied by Barcrest were deactivated following the erroneous printing of what appeared to be winning jackpot and other tickets. The deactivation of the terminals negatively impacted the Gaming results of operations for the three and nine months ended September 30, 2013. See "Legal Proceedings" in Item 1 of Part II of this Quarterly Report on Form 10-Q for further information. We are recording the revenue from our gaming contract with a customer in Puerto Rico on the recovery method, which negatively impacted our Gaming results of operations for the three and nine months ended September 30, 2013 compared to the same periods in 2012.
Effective February 2013, the U.K. government changed the taxation of gaming machines by replacing the amusement machine license duty and the value-added tax with a new machine games duty, or MGD, of 20% on the gross win generated by a gaming machine. The direct impact of these tax changes to our results of operations for the nine months ended September 30, 2013 was immaterial; however, these tax changes may impact our gaming machine customers' businesses and, therefore, could negatively impact our business.
Competition
We believe we are likely to continue to experience a highly competitive environment for U.S. and international customer contracts in connection with bids, re-bids, extensions and renewals, which could lead to loss of contracts, rate or volume reductions and additional service requirements in contracts that we win or retain. See the table under "Business - Contract Procurement" in Item 1 of our 2012 Annual Report on Form 10-K for additional information regarding our customer contracts, including when they may become subject to re-bid, extension, or renewal. Our strategy to mitigate these industry trends includes working with our customers to grow their sales through a variety of methods, including launching new products and services, implementing innovative technologies and marketing tools, and expanding retail distribution.
Foreign Currency Risk
We derived approximately 53% and 52% of our annual revenue from sales to customers outside of the U.S. in 2012 and 2011, respectively, and are affected by fluctuations in foreign currency exchange rates, particularly the British Pound Sterling and the Euro. The British Pound Sterling and the Euro represented, respectively, approximately $168.0 million, or

24.4%, and approximately $39.1 million, or 5.7%, of our consolidated revenue for the nine months ended September 30, 2013. Historically, foreign currency fluctuations have impacted our revenue more than our expenses, as a portion of our raw materials, such as paper, ink and point-of-sale terminals, is contracted for in U.S. dollars. We also have foreign currency exposure related to certain of our equity investments. Our earnings from our Euro-denominated equity investment in LNS were $13.4 million for the nine months ended September 30, 2013. Our foreign currency exposure from equity investments denominated in other foreign currencies was not material in the aggregate for the nine months ended September 30, 2013. When we refer to the impact of foreign currency exchange rate fluctuations, we are referring to the difference between the relevant period rates and the prior period rates applied to the relevant period activity.

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

During 2012, we entered into foreign currency forward contracts to hedge a portion of the net investment in one of our subsidiaries that is denominated in Euros. These foreign currency forward contracts are described in Note 9 of the Notes to Consolidated Financial Statements in this Quarterly Report on Form 10-Q.
Recently Issued Accounting Guidance

For a description of recently issued accounting pronouncements, see Note 1 of the Notes to Consolidated Financial Statements in this Quarterly Report on Form 10-Q.

Three Months Ended September 30, 2013 Compared to Three Months Ended September 30, 2012

CONSOLIDATED RESULTS

			Variance for the
	Three Months Ended		Three Months Ended
	September 30,		September 30,
	2013	2012	2013 vs. 2012
	(in thousands)		(in millions)
Revenue:
Instant tickets	$129,647	$124,434	$5.2	4%
Services	80,810	79,782	1.0	1%
Sales	23,950	20,421	3.5	17%
Total revenue	234,407	224,637	9.8	4%
Operating expenses:
Cost of instant tickets (1)	70,645	73,085	(2.4)	(3)%
Cost of services (1)	42,583	41,024	1.6	4%
Cost of sales (1)	13,311	12,784	0.5	4%
Selling, general and administrative	46,994	43,767	3.2	7%
Employee termination and restructuring	—	1,817	(1.8)	(100)%
Depreciation and amortization	35,219	35,655	(0.4)	(1)%
Operating income	25,655	16,505	9.2	55%
Other (expense) income:
Interest expense	(25,125)	(25,990)	(0.9)	(3)%
Earnings from equity investments	3,381	5,702	(2.3)	(41)%
Loss on early extinguishment of debt	—	(15,464)	(15.5)	(100)%
Other (expense) income, net	(45)	656	(0.7)	(107)%
Total other expense	(21,789)	(35,096)	13.3	(38)%
Net income (loss) from continuing operations before income taxes	3,866	(18,591)	22.5	121%
Income tax expense	4,232	5,962	(1.7)	(29)%
Net loss from continuing operations	$(366)	$(24,553)	$24.2	99%

Discontinued operations:
Loss from discontinued operations	$(111)	$(3,298)	$3.2	97%
Other expense	—	(119)	0.1	(100)%
Income tax benefit	26	837	(0.8)	(97)%
Net loss from discontinued operations	$(85)	$(2,580)	$2.5	97%

Net loss	$(451)	$(27,133)	$26.7	98%

(1) Exclusive of depreciation and amortization.

Revenue

The increase in consolidated revenue reflected an increase in instant ticket revenue, service revenue and sales revenue when compared to the prior-year period. The increase in our instant ticket revenue reflected higher revenue from our licensed properties business, our POS and CSP contracts in the U.S. and certain international jurisdictions and our international PPK business. The increase in service revenue primarily reflected an increase in revenue from our Lottery Systems international business. Our sales revenue, which can fluctuate from period to period due to its non-recurring nature, reflected higher sales of hardware and software to our international Lottery Systems customers partially offset by lower sales of gaming terminals to our bingo and arcade customers and to gaming customers outside the U.K.

Cost of Revenue

Cost of instant tickets decreased 3% compared to an increase in instant ticket revenue of 4%, primarily due to a more profitable mix of revenue. Cost of services increased 4% compared to an increase in service revenue of 1%, primarily due to a less profitable mix of revenue in our Gaming business. Cost of sales increased as a result of an increase in sales revenue.

Selling, General and Administrative ("SG&A")

SG&A costs increased primarily due to higher acquisition-related fees and expenses of $2.5 million and higher compensation expense of $2.3 million reflecting a decrease in the accrual related to our Asia-Pacific business incentive compensation plan in the prior-year period. These increases were partially offset by a decrease in accounts receivable reserves of $1.5 million as compared to the prior year, primarily related to our gaming business in Italy and Puerto Rico.

Employee Termination and Restructuring

Employee termination and restructuring costs decreased due to restructuring costs incurred in the prior-year period related to our exit from the Barcrest analog AWP business, the reorganization of our pub business and the restructuring of our Australian printing operations.

Depreciation and Amortization

Depreciation and amortization expense decreased slightly, primarily reflecting the accelerated depreciation expense related to the reorganization of our Australian operations and the write-down of used gaming terminals in the prior-year period. This decrease was offset by higher depreciation and amortization related to new hardware and terminal deployments in the current period.

Other Income and Expense

Interest expense decreased by $0.9 million due to additional interest expense incurred in the prior-year period in connection with the redemption of $200 million of our 7.875% senior subordinated notes.

Earnings from equity investments decreased primarily due to lower earnings from our investment in International Terminal Leasing ("ITL").

The loss on early extinguishment of debt in the prior-year period related to the redemption of our 7.875% senior subordinated notes, which resulted in a charge of $15.5 million comprised primarily of the redemption premium and the write-off of previously deferred financing costs.

Other income (expense) decreased principally due to higher foreign exchange transaction expense in the current period compared to the prior year.

Income Tax Expense

Income tax expense was lower due to a decrease in estimated foreign income taxes. The effective tax rates for continuing operations for the three months ended September 30, 2013 and 2012 were 109.5% and (32.1)%, respectively. The income tax expense was primarily attributable to income tax expense in our foreign jurisdictions. Due to a valuation allowance against our U.S. deferred tax assets, the effective tax rate for the three months ended September 30, 2013 and 2012 does not include the benefit of the current year U.S. tax loss.  In light of the U.S. tax loss (for which we receive no benefit), the effective tax rate on U.S. earnings for the three months ended September 30, 2013 was approximately 0% compared to an effective tax rate on foreign earnings of 18.2%. Our effective income tax rate on foreign earnings is impacted by the mix of income and the statutory tax rates in our foreign jurisdictions.  The foreign jurisdictions that had the most impact on our foreign income tax expense (benefit) for the three months ended September 30, 2013 include Austria, Australia, Ireland and the U.K.  The statutory rates in our foreign jurisdictions range from 0% to 35%.

BUSINESS SEGMENTS RESULTS

Three Months Ended September 30, 2013 Compared to Three Months Ended September 30, 2012

Printed Products

			Variance for the
	Three Months Ended		Three Months Ended
	September 30,		September 30,
	2013	2012	2013 vs. 2012
	(in thousands)		(in millions)
Revenue:
Instant tickets	$129,647	$124,434	$5.2	4%
Services	—	—	—	—
Sales	3,041	2,932	0.1	4%
Total revenue	132,688	127,366	5.3	4%
Operating expenses:
Cost of instant tickets (1)	70,645	73,085	(2.4)	(3)%
Cost of services (1)	—	—	—	—
Cost of sales (1)	2,168	1,844	0.3	18%
Selling, general and administrative	11,549	11,430	0.1	1%
Employee termination and restructuring	—	287	(0.3)	(100)%
Depreciation and amortization	9,151	10,426	(1.3)	(12)%
Operating income	$39,175	$30,294	$8.9	29%

      (1) Exclusive of depreciation and amortization.

Revenue

The increase in instant ticket revenue was primarily due to higher revenue from our licensed properties business of $7.2 million, consisting of an increase in revenue from our Properties Plus programs of $1.9 million and higher revenue from licensed games of $5.3 million. The increase in instant ticket revenue also reflected $3.9 million of higher revenue from our POS and CSP contracts in the U.S. and certain international jurisdictions and $2.8 million of higher revenue from our international PPK business. These increases were partially offset by an $8.0 million decrease in revenue primarily related to our U.S. PPK business. Revenue also reflected unfavorable foreign currency translation of approximately $0.7 million.
Operating Income
Operating income increased primarily due to a higher and more profitable mix of revenue as well as a decrease in depreciation expense of $1.3 million primarily reflecting the accelerated depreciation expense related to the reorganization of our Australian printing operations in the prior-year period.

Three Months Ended September 30, 2013 Compared to Three Months Ended September 30, 2012

Lottery Systems

			Variance for the
	Three Months Ended		Three Months Ended
	September 30,		September 30,
	2013	2012	2013 vs. 2012
	(in thousands)		(in millions)
Revenue:
Instant tickets	$—	$—	$—	—
Services	51,167	49,391	1.8	4%
Sales	17,816	12,469	5.3	43%
Total revenue	68,983	61,860	7.1	12%
Operating expenses:
Cost of instant tickets (1)	—	—	—	—
Cost of services (1)	28,436	27,852	0.6	2%
Cost of sales (1)	9,890	6,997	2.9	41%
Selling, general and administrative	7,515	6,241	1.3	20%
Depreciation and amortization	14,887	11,877	3.0	25%
Operating income	$8,255	$8,893	$(0.6)	(7)%

(1) Exclusive of depreciation and amortization.

Revenue

The increase in Lottery Systems service revenue primarily reflected an increase in revenue from our international business and two large Powerball jackpots in the three months ended September 30, 2013. The increase in Lottery Systems sales revenue primarily reflected higher sales of hardware and software to our international customers.

Operating Income

Operating income was essentially flat with a higher and more profitable revenue mix offset by higher depreciation and amortization related to new hardware development and terminal deployment and higher SG&A related to an increase in accounts receivable reserves and investments in growth initiatives.

Three Months Ended September 30, 2013 Compared to Three Months Ended September 30, 2012

Gaming

			Variance for the
	Three Months Ended		Three Months Ended
	September 30,		September 30,
	2013	2012	2013 vs. 2012
	(in thousands)		(in millions)
Revenue:
Instant tickets	$—	$—	$—	—
Services	29,643	30,391	(0.7)	(2)%
Sales	3,093	5,020	(1.9)	(38)%
Total revenue	32,736	35,411	(2.7)	(8)%
Operating expenses:
Cost of instant tickets (1)	—	—	—	—
Cost of services (1)	14,147	13,172	1.0	7%
Cost of sales (1)	1,253	3,943	(2.7)	(68)%
Selling, general and administrative	5,435	8,013	(2.6)	(32)%
Employee termination and restructuring	—	1,530	(1.5)	(100)%
Depreciation and amortization	10,980	13,202	(2.2)	(17)%
Operating income (loss)	$921	$(4,449)	$5.4	121%

     (1) Exclusive of depreciation and amortization.

Revenue

The decrease in Gaming service revenue primarily reflected unfavorable foreign currency translation of $0.7 million and a decrease in gross win levels partially offset by an increase in our installed base of gaming terminals. Sales revenue decreased primarily due to lower sales of gaming terminals to our bingo and arcade customers and to customers outside the U.K.
Operating Income

The increase in operating income reflected lower SG&A due to lower accounts receivable reserves related to our gaming business in Italy and Puerto Rico and costs savings initiatives, lower employee termination and restructuring charges related to our exit from the Barcrest analog AWP business in the prior-year period, and a decrease in depreciation reflecting a write-down of gaming terminals in the prior-year period. These increases to operating income were partially offset by lower revenue.

Nine Months Ended September 30, 2013 Compared to Nine Months Ended September 30, 2012

 CONSOLIDATED RESULTS

			Variance for the
	Nine Months Ended		Nine Months Ended
	September 30,		September 30,
	2013	2012	2013 vs. 2012
	(in thousands)		(in millions)
Revenue:
Instant tickets	$378,998	$367,385	$11.6	3%
Services	247,753	252,022	(4.3)	(2)%
Sales	62,288	62,431	(0.1)	—%
Total revenue	689,039	681,838	7.2	1%
Operating expenses:
Cost of instant tickets (1)	210,349	211,468	(1.1)	(1)%
Cost of services (1)	135,020	127,253	7.8	6%
Cost of sales (1)	39,262	43,949	(4.7)	(11)%
Selling, general and administrative	143,789	135,529	8.3	6%
Employee termination and restructuring	331	9,868	(9.5)	(97)%
Depreciation and amortization	111,052	100,941	10.1	10%
Operating income	49,236	52,830	(3.6)	(7)%
Other income (expense):
Interest expense	(75,271)	(75,073)	0.2	—%
Earnings from equity investments	13,012	21,462	(8.5)	(39)%
Loss on early extinguishment of debt	—	(15,464)	(15.5)	(100)%
Other expense, net	(850)	(30)	(0.8)	n/m
Total other expense	(63,109)	(69,105)	6.0	(9)%
Net loss from continuing operations before income taxes	(13,873)	(16,275)	2.4	15%
Income tax expense	11,163	15,322	(4.2)	(27)%
Net loss from continuing operations	$(25,036)	$(31,597)	$6.6	21%

Discontinued operations:
Loss from discontinued operations	$(2,793)	$(8,289)	$5.5	66%
Other expense, net	(46)	(63)	—	27%
Gain on sale of assets	828	—	0.8	n/m
Income tax benefit	468	2,046	(1.6)	(77)%
Net loss from discontinued operations	$(1,543)	$(6,306)	$4.8	76%

Net loss	$(26,579)	$(37,903)	$11.3	30%

(1) Exclusive of depreciation and amortization.

Revenue

The increase in consolidated revenue reflected an increase in instant ticket revenue and decreases in service and sales revenue. The increase in our instant ticket revenue reflected higher revenue from our licensed properties business, our POS and CSP contracts in the U.S. and certain international jurisdictions, our international PPK business and the acquisition of Provoloto in 2012. These increases were partially offset by a decrease in revenue from our U.S. PPK business. Service revenue decreased primarily due to the impact of the loss of our William Hill contract in 2012 and lower revenue from our international gaming customers, including our customers in Italy and Puerto Rico. These decreases were partially offset by higher service revenue from our existing U.K. LBO customers and the acquisition of ADS in 2012. Our sales revenue, which can fluctuate from period to period due to its non-recurring nature, declined slightly primarily due to lower sales of gaming terminals to our bingo and arcade customers and to Gaming customers outside the U.K., primarily offset by higher sales to our international Lottery Systems customers. Consolidated revenue for the nine months ended September 30, 2013 also reflected unfavorable foreign currency translation of approximately $2.0 million.

Cost of Revenue

Cost of instant tickets remained relatively flat compared to an increase in instant ticket revenue of 3%, primarily due to a more profitable mix of revenue. Cost of services increased 6% compared to a decrease in service revenue of 2%, primarily due to a less profitable mix of revenue in our Lottery Systems and Gaming businesses. Cost of sales decreased 11% while sales revenue remained flat due to a more profitable mix of sales revenue.

Selling, General and Administrative ("SG&A")

The increase in SG&A reflected $8.7 million of higher acquisition-related fees and expenses, $2.4 million of higher legal fees related to our gaming business in Italy, and $1.4 million related to an insurance recovery received in the prior-year period net of an insurance recovery received in the current period. These increases were partially offset by a decrease in accounts receivable reserves of $3.5 million primarily related to our gaming business, as well as lower compensation expense.

Employee Termination and Restructuring

Employee termination and restructuring costs decreased due to restructuring costs incurred in the prior-year period related to our exit from the Barcrest analog AWP business, the reorganization of our pub business and the restructuring of our Australian printing operations.

Depreciation and Amortization

Depreciation and amortization expense increased in part due to an increase in amortization of intangible assets in our licensed properties business, an increase in depreciation related to our U.S. and China operations, accelerated depreciation related to the write-down of used gaming terminals and accelerated depreciation related to the change in the estimated useful lives of our gaming terminals discussed in Note 1 of the Notes to Consolidated Financial Statements in this Quarterly Report on Form 10-Q.

Other Income and Expense

Interest expense was flat compared to the prior-year period.

Earnings from equity investments decreased primarily due to lower earnings from our investments in ITL, Northstar Illinois and RCN (which was recorded under the cost method in 2013).

The loss on early extinguishment of debt in the prior-year period related to the redemption of our 7.875% senior subordinated notes, which resulted in a charge of $15.5 million comprised primarily of the redemption premium and the write-off of previously deferred financing costs.

Income Tax Expense

Income tax expense was lower due to a decrease in estimated foreign income taxes. The effective tax rates for continuing operations for the nine months ended September 30, 2013 and 2012 were (80.5)% and (94.1)%, respectively. The income tax expense was primarily attributable to income tax expense in our foreign jurisdictions. Due to a valuation allowance against our U.S. deferred tax assets, the effective tax rate for the nine months ended September 30, 2013 and 2012 does not include the benefit of the current year U.S. tax loss.  In light of the U.S. tax loss (for which we receive no benefit), the effective tax rate on U.S. earnings for the nine months ended September 30, 2013 was approximately (2.0%) compared to an effective tax rate on foreign earnings of 18.0%. Our effective income tax rate on foreign earnings is impacted by the mix of income and the statutory tax rates in our foreign jurisdictions.  The foreign jurisdictions that had the most impact on our foreign income tax expense (benefit) for the nine months ended September 30, 2013 include Austria, Australia, Ireland and the U.K.  The statutory rates in our foreign jurisdictions range from 0% to 35%.

BUSINESS SEGMENTS RESULTS

Nine Months Ended September 30, 2013 Compared to Nine Months Ended September 30, 2012

Printed Products

			Variance for the
	Nine Months Ended		Nine Months Ended
	September 30,		September 30,
	2013	2012	2013 vs. 2012
	(in thousands)		(in millions)
Revenue:
Instant tickets	$378,998	$367,385	$11.6	3%
Services	—	—	—	—
Sales	10,099	8,177	1.9	24%
Total revenue	389,097	375,562	13.5	4%
Operating expenses:
Cost of instant tickets (1)	210,349	211,468	(1.1)	(1)%
Cost of services (1)	—	—	—	—
Cost of sales (1)	7,132	5,245	1.9	36%
Selling, general and administrative	35,946	34,289	1.7	5%
Employee termination and restructuring	331	4,794	(4.5)	(93)%
Depreciation and amortization	26,963	31,242	(4.3)	(14)%
Operating income	$108,376	$88,524	$19.9	22%

(1) Exclusive of depreciation and amortization.

Revenue
The increase in instant ticket revenue was primarily due to higher revenue from our licensed properties business of $9.8 million, consisting of an increase in revenue from our Properties Plus programs of $6.9 million and higher revenue from our licensed games of $2.9 million, as well as an increase in revenue of $4.7 million from our POS and CSP contracts in the U.S. and certain international jurisdictions and an increase in revenue of $5.3 million from our international PPK business and the acquisition of Provoloto in 2012. These increases were partially offset by a decrease in revenue from our U.S. PPK business of $7.1 million due to contract revisions and the timing of orders. Revenue also reflected unfavorable foreign currency translation of approximately $1.1 million.
Operating Income
Operating income increased primarily due to a higher and more profitable mix of revenue, a decrease in depreciation expense compared to the prior-year period when we recorded accelerated depreciation expense related to the reorganization of our Australian operations and the write-down of certain development costs, and lower employee termination and restructuring charges of $4.5 million. This increase in operating income was partially offset by higher SG&A expenses reflecting the acquisition of Provoloto in 2012 and an insurance recovery received in the prior-year period.

Nine Months Ended September 30, 2013 Compared to Nine Months Ended September 30, 2012

Lottery Systems

			Variance for the
	Nine Months Ended		Nine Months Ended
	September 30,		September 30,
	2013	2012	2013 vs. 2012
	(in thousands)		(in millions)
Revenue:
Instant tickets	$—	$—	$—	—
Services	153,427	153,511	(0.1)	—%
Sales	42,619	37,446	5.2	14%
Total revenue	196,046	190,957	5.1	3%
Operating expenses:
Cost of instant tickets (1)	—	—	—	—
Cost of services (1)	86,441	84,174	2.3	3%
Cost of sales (1)	26,450	23,681	2.8	12%
Selling, general and administrative	21,893	19,492	2.4	12%
Depreciation and amortization	42,756	35,953	6.8	19%
Operating income	$18,506	$27,657	$(9.2)	(33)%

(1) Exclusive of depreciation and amortization.

Revenue

Lottery Systems service revenue was relatively flat reflecting higher U.S instant ticket validation revenue and international service revenue offset by lower international instant ticket validation revenue in China. The increase in Lottery Systems sales revenue primarily reflected higher sales of hardware and software to our international customers.
Operating Income
Operating income decreased primarily due to a less profitable mix of revenue, higher depreciation related to new hardware deployed in our U.S. and China operations and higher SG&A.

Nine Months Ended September 30, 2013 Compared to Nine Months Ended September 30, 2012

Gaming

			Variance for the
	Nine Months Ended		Nine Months Ended
	September 30,		September 30,
	2013	2012	2013 vs. 2012
	(in thousands)		(in millions)
Revenue:
Instant tickets	$—	$—	$—	—
Services	94,326	98,511	(4.2)	(4)%
Sales	9,570	16,808	(7.2)	(43)%
Total revenue	103,896	115,319	(11.4)	(10)%
Operating expenses:
Cost of instant tickets (1)	—	—	—	—
Cost of services (1)	48,579	43,079	5.5	13%
Cost of sales (1)	5,680	15,023	(9.3)	(62)%
Selling, general and administrative	17,716	20,418	(2.7)	(13)%
Employee termination and restructuring	—	5,074	(5.1)	(100)%
Depreciation and amortization	40,809	33,297	7.5	23%
Operating loss	$(8,888)	$(1,572)	$(7.3)	(465)%

(1) Exclusive of depreciation and amortization.

Revenue

Gaming service revenue decreased primarily due to a $6.1 million impact from the loss of our William Hill contract in 2012 and lower revenue from our international gaming customers, including our customers in Italy and Puerto Rico. Service revenue also reflected unfavorable foreign currency translation of $1.5 million. These decreases were partially offset by increased revenue of $4.0 million from our existing U.K. LBO customers and the acquisition of ADS in 2012. Sales revenue decreased due to lower sales of gaming terminals to our bingo and arcade customers and to customers outside the U.K.
Operating Income
Operating income decreased primarily due to a lower and less profitable revenue mix and accelerated depreciation expense related to a write-down of used gaming terminals and the change in the estimated useful lives of our gaming terminal fixed assets discussed in Note 1 of the Notes to Consolidated Financial Statements in this Quarterly Report on Form 10-Q. The decrease in operating income was partially offset by lower SG&A primarily due to lower accounts receivable reserves partially offset by higher legal fees related to our gaming business in Italy, and employee termination and restructuring charges of $5.1 million in the prior-year period.
Critical Accounting Policies

There have been no changes to our critical accounting policies from those discussed under the caption "Critical Accounting Policies" in "Item 7. Management’s Discussion and Analysis of Financial Condition and Results of Operations" in our 2012 Annual Report on Form 10-K.

Liquidity, Capital Resources and Working Capital

Sources of Liquidity
As of September 30, 2013, our principal sources of liquidity were cash and equivalents and amounts available under our revolving credit facility discussed below under "Credit Agreement and Other Debt."
As of September 30, 2013, our available cash and equivalents and borrowing capacity totaled $283.8 million including cash and cash equivalents of $73.5 million and availability of $210.3 million under the revolving credit facility, compared to $315.2 million as of December 31, 2012 (including cash and cash equivalents of $109.0 million and availability of $206.2 million under our revolving credit facility). There were no borrowings outstanding under our revolving credit facility as of September 30, 2013; however, we had $39.7 million in outstanding letters of credit as of September 30, 2013, which reduces our capacity to borrow under our revolving credit facility. The amount of our available cash and equivalents fluctuates principally based on borrowings or repayments under our credit facilities, investments, acquisitions and changes in our working capital position. The borrowing capacity under our revolving credit facility will depend on the amount of outstanding borrowings and letters of credit issued and will also depend on us remaining in compliance with the covenants under our credit agreement, including the maintenance of applicable financial ratios. We were in compliance with the covenants under our credit agreement as of September 30, 2013.
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
Total cash held by our foreign subsidiaries was $62.0 million as of September 30, 2013. To the extent that a portion of our foreign cash were required to meet liquidity needs in the U.S. (which we do not currently anticipate), we might incur a tax liability to repatriate it, the timing and amount of which would depend on a variety of factors. A significant amount of the cash held by our foreign subsidiaries as of September 30, 2013 could be transferred to the U.S. as repayments of intercompany loans and we have significant foreign tax credit carryovers that would be available to reduce any potential U.S. tax liability.
Our contracts are periodically subject to renewal or re-bid and there can be no assurance that we will be successful in sustaining our cash flow from operations if our contracts are not renewed or replaced or are renewed on less favorable terms, or if we are unable to enter into new contracts. In addition, lottery customers in the U.S. generally require service providers to provide performance bonds in connection with the relevant contract. As of September 30, 2013, our outstanding performance bonds totaled $195.6 million. Our ability to obtain performance bonds on commercially reasonable terms is subject to our financial condition and to prevailing market conditions, which may be impacted by economic and political events. Although we have not experienced difficulty in obtaining such bonds to date, there can be no assurance that we will continue to be able to obtain performance bonds on commercially reasonable terms or at all. If we need to refinance all or part of our indebtedness at or before maturity, there can be no assurance that we will be able to obtain new financing or to refinance any of our indebtedness on commercially reasonable terms or at all.

Cash Flow Summary

	Nine Months Ended September 30,		Variance for the Nine Months Ended September 30,
	2013	2012	2013 vs. 2012
	(in thousands)		(in millions)
Net cash provided by operating activities	$95,693	$107,928	$(12.2)
Net cash used in investing activities	(116,881)	(87,300)	(29.6)
Net cash (used in) provided by financing activities	(13,738)	12,132	(25.9)
Effect of exchange rates on cash and cash equivalents	(628)	(1,208)	0.6
(Decrease) increase in cash and cash equivalents	$(35,554)	$31,552	$(67.1)
Cash flows from operating activities
The decrease in net cash provided by operating activities for the nine months ended September 30, 2013 was primarily due to changes in working capital from a decrease in accounts payable of $4.1 million, and a total decrease of $13.0 million in other current asset and liabilities as well as accrued liabilities resulting from a decrease in accrued interest and income taxes. These decreases were partially offset by an increase in distributions from our equity method investees of $2.1 million and a decrease in our net loss adjusted for non-cash items such as depreciation and amortization, which resulted in higher cash earnings in the nine months ended September 30, 2013 compared to the prior-year period.
Cash flows from investing activities
The increase in net cash used in investing activities was primarily due to an increase of our equity method investments of $65.1 million (using approximately $30.0 million of previously restricted cash) related to capital contributions to Hellenic Lotteries S.A and Northstar New Jersey. Net cash used in investing activities also increased due to an increase in capital expenditures for new press upgrades and gaming terminals for our LBO customers in the U.K. of $34.3 million. These increases in net cash used in investing activities were partially offset by increases in distributions of capital from our equity investments, additional proceeds from the sale of the racing and venue management business in 2010 and a decrease in our cash used for business acquisitions.
Cash flows from financing activities
Net cash used in financing activities increased as a result of a decrease in net proceeds from the issuance of long-term debt and payments on long-term debt of $75.9 million related to the issuance of our 6.250% senior subordinated notes due 2020 in the prior-year period partially offset by the redemption of our 7.875% senior subordinated notes in the prior-year period. Net cash used in financing activities decreased due to a reduction in share repurchases of $47.4 million and a decrease in cash used to satisfy withholding taxes associated with the vesting of restricted stock units of $2.7 million as compared to the prior-year period.

Credit Agreement and Other Debt
Outstanding Debt

As of September 30, 2013, our total debt was comprised principally of $555.0 million outstanding under our term loan facilities under the credit agreement discussed below, $250.0 million in aggregate principal amount of our 8.125% senior subordinated notes due 2018 ("2018 Notes"), $346.2 million in aggregate principal amount of our 9.25% senior subordinated notes due 2019 ("2019 Notes") of Scientific Games International, Inc. ("SGI"), $300.0 million in aggregate principal amount of SGI's 6.250% senior subordinated notes due 2020 ("2020 Notes") and loans denominated in Chinese Renminbi Yuan ("RMB") totaling RMB 47.8 million (the "China Loans").

Prior Credit Agreement

Until October 18, 2013, we were party to a credit agreement, dated as of June 9, 2008, as amended and restated as of August 25, 2011 (as so amended, the "Prior Credit Agreement"), among SGI, as borrower, the Company, as a guarantor, the several lenders from time to time party thereto and JPMorgan Chase Bank, N.A., as administrative agent.

The Prior Credit Agreement provided for a $250 million senior secured revolving credit facility and senior secured term loan credit facilities. We were in compliance with the covenants under the Prior Credit Agreement as of September 30, 2013.
We terminated our Prior Credit Agreement on October 18, 2013 in connection with the WMS acquisition and the entry into the new credit agreement described below. We expect to record a loss on the early extinguishment of debt under the Prior Credit Agreement of approximately $5.9 million in the fourth quarter of 2013. No early termination penalties were incurred by the Company or SGI in connection with the termination of the Prior Credit Agreement.
Other Debt
In April 2013, we repaid with cash on hand RMB 50.0 million in aggregate principal amount of a China Loan and the lender returned a $6.5 million letter of credit previously issued to support this debt.
New Credit Facilities
In connection with the WMS acquisition, the Company and certain of its subsidiaries entered into senior secured credit facilities in an aggregate principal amount of $2,600.0 million, including a $300.0 million revolving credit facility, which has dollar and multi-currency tranches, and a $2,300.0 million term loan facility, pursuant to a credit agreement, dated as of October 18, 2013, by and among SGI, as the borrower, the Company, as a guarantor, and the lenders and agents party thereto. The term loan facility was used, in part, to finance the consideration paid in the WMS acquisition, to pay off all indebtedness under the Prior Credit Agreement and WMS's prior credit agreement and to pay related acquisition and financing fees and expenses. Up to $200.0 million of the revolving credit facility is available for issuances of letters of credit. The term loan is scheduled to mature on October 18, 2020 and the revolving credit facility is scheduled to mature on October 18, 2018 (subject to accelerated maturity dates depending on our liquidity at the time our 2018 Notes, 2019 Notes and 2020 Notes become due).
The credit facilities contain certain negative covenants that, among other things and subject to certain exceptions, restrict the Company’s and its restricted subsidiaries’ ability to incur additional debt or guarantees, grant liens on assets, make loans, acquisitions or other investments, dispose of assets, make optional payments or modify certain debt instruments, pay dividends or other payments on capital stock, consolidate or merge, enter into arrangements that restrict the ability to pay dividends or grant liens, enter into sale and leaseback transactions, enter into or consummate transactions with affiliates, or change its fiscal year. In addition, the credit facilities require the maintenance of a maximum first lien net leverage ratio on a quarterly basis if at any time the aggregate amount of all commitments outstanding under the revolving credit facility equals or exceeds 15.0% of all commitments thereunder.
The credit facilities contain customary events of default (subject to customary grace periods and materiality thresholds). Upon the occurrence of certain events of default, the obligations under the credit facilities may be accelerated and the commitments may be terminated.
For additional information regarding the credit facilities, please see the full text of the credit agreement governing the credit facilities, a copy of which is filed as Exhibit 10.1 to our Current Report on Form 8-K filed with the SEC on October 18, 2013, and the full text of the guarantee and collateral agreement relating thereto, a copy of which filed as Exhibit 10.2 to our Current Report on Form 8-K filed with the SEC on October 18, 2013.

We incurred approximately $1.8 million of costs related to the new credit facilities, which are classified as deferred financing fees in other assets on our Consolidated Balance Sheet as of September 30, 2013. We have incurred additional financing fees of approximately $90.0 million since September 30, 2013 in connection with the new credit facilities and anticipate that we will incur incremental deferred financing fees in the balance of the quarter ending December 31, 2013.

Contractual Obligations

Other than the new credit facilities described above, there have been no material changes to our contractual obligations disclosed in "Item 7. Management's Discussion and Analysis of Financial Condition and Results of Operations - Liquidity, Capital Resources and Working Capital - Contractual Obligations" included in our 2012 Annual Report on Form 10-K.

Item 3. Quantitative and Qualitative Disclosures about Market Risk

There have been no material changes to the disclosure under "Item 7A. Quantitative and Qualitative Disclosures about Market Risk" included in our 2012 Annual Report on Form 10-K.

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

Changes in Internal Control over Financial Reporting

There were no changes in our internal control over financial reporting during the quarter ended September 30, 2013 that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

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
Colombia Litigation
Our subsidiary, SGI, owned a minority interest in Wintech de Colombia S.A., or Wintech (now liquidated), which formerly operated the Colombian national lottery under a contract with Empresa Colombiana de Recursos para la Salud, S.A. (together with its successors in interest, "Ecosalud"), an agency of the Colombian government. The contract provided for a penalty against Wintech, SGI and the other shareholders of Wintech of up to $5.0 million if certain levels of lottery sales were not achieved. In addition, SGI delivered to Ecosalud a $4.0 million surety bond as a further guarantee of performance under the contract. Wintech started the instant lottery in Colombia but, due to difficulties beyond its control, including, among other factors, social and political unrest in Colombia, frequently interrupted telephone service and power outages, and competition from another lottery being operated in a province of Colombia that we believe was in violation of Wintech's exclusive license from Ecosalud, the projected sales level was not met for the year ended June 30, 1993.
In 1993, Ecosalud issued a resolution declaring that the contract was in default. In 1994, Ecosalud issued a liquidation resolution asserting claims for compensation and damages against Wintech, SGI and other shareholders of Wintech for, among other things, realization of the full amount of the penalty, plus interest, and the amount of the bond. SGI filed separate actions opposing each resolution with the Tribunal Contencioso of Cundinamarca in Colombia (the "Tribunal"), which upheld both resolutions. SGI appealed each decision to the Council of State. In May 2012, the Council of State upheld the authority of Ecosalud to issue the resolutions, which decision was published in August 2012. As a result of such decision, the Council of State will consider the merits of the claims set forth in the liquidation resolution in due course.
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
SNAI Litigation
In April 2012, certain video lottery terminals operated by SNAI in Italy and supplied by Barcrest erroneously printed what appeared to be winning jackpot and other tickets. SNAI has stated, and system data confirms, that no jackpots were actually won on that day. The terminals were deactivated pending a review by the Italian regulatory authority of the cause of the incident. We understand that the Italian regulatory authority has decided to revoke the certification of the version of the gaming system that Barcrest provided to SNAI and initiated proceedings to revoke the concession SNAI relies upon to operate video lottery terminals in Italy. Based on a release issued by SNAI in March 2013, we understand that the Italian regulatory authority has issued a decision in which it fined SNAI €1.5 million but did not revoke SNAI's concession.
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

WMS Merger

Complaints challenging the WMS merger were filed earlier this year in the Delaware Court of Chancery, the Circuit Court of Cook County, Illinois and the Circuit Court of the Nineteenth Judicial Circuit, Lake County, Illinois. The actions are putative class actions filed on behalf of the WMS stockholders. The complaints generally allege that the WMS directors breached their fiduciary duties in connection with their consideration and approval of the merger and in connection with their public disclosures concerning the merger. The complaints allege that other defendants, including WMS, Scientific Games Corporation and certain affiliates of Scientific Games Corporation, aided and abetted those alleged breaches. The plaintiffs sought equitable relief, including to enjoin the acquisition, to rescind the acquisition if not enjoined, damages, attorneys' fees and other costs.

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

In April 2013, the plaintiffs in the Gardner action filed a motion for preliminary injunction to enjoin the WMS stockholder vote on the merger. Following that, in April 2013, lead counsel in the Gardner action, on behalf of counsel for plaintiffs in all actions in Delaware and Illinois, agreed to withdraw the motion for preliminary injunction and not to seek to enjoin the WMS stockholder vote in return for WMS's agreement to make certain supplemental disclosures related to the merger. WMS made those supplemental disclosures in a Current Report on Form 8-K filed with the SEC on April 29, 2013.

The Company denies all material allegations in the complaints. The plaintiffs filed a claim for interim attorney fees of $0.85 million. In November 2013, the court granted our motion to stay the plaintiffs' claim for an interim award of attorney fees. There can be no assurance whether an award of attorney fees will ultimately be granted or its size.

Set forth below is information regarding certain legal proceedings pending against WMS, which the Company acquired subsequent to the quarter ended September 30, 2013.
Conlee Litigation
In May 2011, a putative class action was filed against WMS and certain of its executive officers in the U.S. District Court for the Northern District of Illinois by Wayne C. Conlee. In October 2011, the lead plaintiff filed an amended complaint in the lawsuit seeking unspecified damages. As amended, the lawsuit alleged that, during the period from September 21, 2010 to August 4, 2011 (the date WMS announced its 2011 fiscal year financial results), WMS made material misstatements and omitted material information related to its 2011 fiscal year guidance in violation of federal securities laws. The plaintiffs sought to certify a class of stockholders who purchased stock between these dates. WMS filed a motion to dismiss the amended complaint in December 2011 and, in July 2012, the Court granted the motion without prejudice. In September 2012, the plaintiffs filed a further amended complaint, which WMS moved to dismiss in October 2012. In April 2013, the District Court granted WMS's motion to dismiss with prejudice.

In May 2013, the plaintiffs filed a notice of appeal with the U.S. Court of Appeals for the Seventh Circuit.  In May 2013, the parties initiated mediated settlement negotiations through the Seventh Circuit’s settlement conference program.  In October 2013, the parties advised the court that they had reached a proposed settlement on a class basis and filed a motion for limited remand of the case to the district court for consideration and approval of the proposed settlement.  The motion was granted in November 2013 and, as a result, the district court will hold a fairness hearing on the proposed settlement. If approved, we do not expect that the settlement will have a material impact on our results of operations. In the event that the proposed settlement is not approved, we believe that we have meritorious defenses to the claims.

IGT
In early 2012, International Gaming Technology ("IGT") initiated an audit to determine whether WMS was in compliance with the terms of a license agreement between them. IGT claimed that WMS underpaid license fees by approximately $25.0 million plus approximately $11.1 million in interest.  Pursuant to an arbitration clause in the license agreement, IGT filed a demand for arbitration with the American Arbitration Association seeking $50.0 million from WMS.  We have denied IGT’s claims in the ongoing arbitration and have initiated an action in the U.S. District Court for the District of Nevada seeking, among other remedies, a preliminary injunction to enjoin or limit the scope of the arbitration and to restrain IGT from seeking to enforce certain provisions of the arbitration clause in the license agreement.  Our motion for a preliminary injunction is pending.

Item 1A. Risk Factors

The following amends and restates the risk factors that could have a material impact on our results of operations or financial condition as described under "Risk Factors" in Item 1A. of Part I of our Annual Report on Form 10-K for the year ended 2012. The risks described below are not the only risks facing us. Please be aware that additional risks and uncertainties not currently known to us or that we currently deem to be immaterial could also materially and adversely affect our business operations. You should also refer to the other information contained in our annual and quarterly reports, including the Forward-Looking Statements section, our consolidated financial statements and the related notes and Management’s Discussion and Analysis of Financial Condition and Results of Operations for a further discussion of the risks, uncertainties and assumptions relating to our business. Except where the context otherwise indicates, references below to "we," "our," "ours," and "us" includes our subsidiaries, including WMS.
Risks Relating to our Business and Industry
We operate in highly competitive industries and our success depends on our ability to effectively compete with numerous domestic and foreign businesses.
We face significant competition as we seek to offer products and services for our lottery and gaming businesses and the evolving interactive lottery and gaming industries, not only from our traditional competitors but also from a number of other domestic and foreign providers (or the operators themselves), some of which have substantially greater financial resources and/or experience in this area than we do. In addition, we cannot assure you that our products and services will be profitable or that we will be able to attract and retain players as our products and services compete with other offerings.
Lottery
Our lottery business faces competition from a number of domestic and foreign businesses, some of which have substantially greater financial resources than we do, which impacts our ability to win new contracts and renew existing contracts. We continue to operate in a period of intense price-based competition, which has affected and could continue to affect the number and the profitability of the contracts we win.
In our lottery business, contract awards by lottery authorities are sometimes challenged by unsuccessful bidders, which can result in costly and protracted legal proceedings that can result in delayed implementation or cancellation of the award. In addition, the U.S. lottery industry has matured such that the number of states conducting lotteries is unlikely to increase materially in the near-term.
We believe our principal competitors in the instant ticket lottery business have increased their production capacity, which is expected to increase pricing pressures in the instant ticket business, adversely affect our ability to win or renew instant ticket contracts or reduce the profitability of instant ticket contracts that we do win. We also compete in the international instant ticket lottery business with low-price, low-quality printers in a regulated environment where laws are being reinterpreted so as to create competition from non-traditional lottery vendors and products. Our U.S. instant ticket business could also be adversely affected should additional foreign competitors operating in Canada export their lottery products to the U.S. or should other foreign competitors establish printing facilities in the U.S. or Canada to supply the U.S.
We face increased price competition in our lottery systems business from our two principal competitors. Since late 2007, we have lost lottery systems contracts in South Carolina, West Virginia, South Dakota, New Hampshire, Vermont and Colorado to our competitors following the expiration of our contracts.
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
Pricing pressures and privatization of some lotteries may also change the manner in which lottery system and instant ticket contracts are awarded and the profitability of those contracts. Any future success of our lottery business will also depend, in part, on the success of the lottery industry in attracting and retaining players in the face of increased competition for these players' entertainment dollars, as well as our own success in developing innovative products and systems to achieve this goal. Our failure to achieve this goal could reduce our revenue from our lottery operations. As a result of pressure on state and other government budgets, other forms of gaming may be legalized, which could adversely impact our lottery business.
Gaming
Our gaming business faces significant competition, including from illegal operators. We compete on price, pricing models, financing terms and the content, features and functionality of our gaming products and services. In addition, we may face new competitors, as evidenced by an influx of small gaming equipment companies that have emerged in the gaming space in recent years. Additionally, the consolidation of casino operators and reduction in capital expenditures by casino operators resulting from the economic downturn and decreased player activity have significantly increased the level of competition among both casino operators and equipment providers. This has led customers to increasingly focus on price in addition to performance, longevity and player acceptance when selecting gaming equipment.
There is also competition to obtain space and favorable placement on casino gaming floors. Competitors with a larger installed base of gaming machines and more game themes than ours have an advantage in obtaining and retaining the most space and best positions in casinos.
Under certain circumstances we have offered customers free conversion kits (and, in some cases, free gaming machines) in connection with the sale of new gaming machines or the placement of participation gaming machines. There can be no assurance that competitive pressure will not cause us to increase the number of free conversion kits or free gaming machines that we offer to our customers, which would decrease our expected revenue.
Our WMS gaming business expanded the use of extended payment term financing for gaming machine purchases over the last four years and we expect to continue providing a higher level of extended payment term financing in this business until the economy improves and demand from our customers for such financings abates. We believe that our competitors have also increased the amount of extended payment term financings offered to customers. Our competitors may be able to provide a greater amount of financing or better terms than we can and that may impact demand for our gaming machines.
The majority of our U.K. gaming business is concentrated with a small number of large bookmakers. The loss of our contract with any one of these customers would negatively impact our results of operations. There can be no assurance that these customers will not award contracts to other gaming machine suppliers after the expiration of our contracts with them.
We currently operate an online casino and face competition from competitors who have a more established player network than we do. As we have expended into social gaming, several of our competitors and other companies have also introduced social gaming offerings and we anticipate that more companies will explore this opportunity in the future.
Unfavorable U.S. and international economic conditions may adversely affect our business and financial condition.
Unfavorable general economic conditions, including recession, economic slowdown and relatively high rates of unemployment, have had, and may continue to have, a negative effect on our business and results of operations. We cannot fully predict the effects that unfavorable economic conditions and economic uncertainty will have on us as it also impacts our customers, suppliers and business partners.
In our lottery business, we believe that the difficult economic conditions have contributed to reductions in spending on marketing by our customers and, in certain instances, less favorable terms under our contracts, as many of our customers face significant budget shortfalls and seek to cut costs.
Gaming industry revenues are driven in large party by players’ disposable incomes and level of gaming activity. Existing unfavorable economic conditions have reduced the disposable incomes of casino patrons and resulted in fewer patrons visiting casinos and lower amounts spent per casino visit. A decline in disposable income could result in reduced play levels on our participation gaming machines, causing our cash flows and revenues from these products to decline. Additionally, higher airfares, gasoline prices and other costs may adversely affect the number of players visiting our customers’ casinos. Current unfavorable economic conditions have also resulted in volatility in the credit and equity markets. The difficulty or inability of our customers to obtain adequate levels of capital to finance their ongoing operations reduces their resources available to purchase our products and services. Any significant or prolonged decrease in consumer spending on leisure activities could continue to negatively affect our revenues and results of operations.
Current unfavorable economic conditions have and could continue to impact the ability of our customers to make timely payments to us. In addition, continued unfavorable conditions could cause some of our gaming customers to ultimately declare bankruptcy, which would adversely affect our business. In 2009, WMS began implementing a program to provide an increased amount of extended payment term financing arrangements to its gaming machine customers, which has continued to date. We expect to continue to offer this program until the economy and consumer discretionary spending improves. The existence of extending payment term financing arrangements may increase our collection risk and, if customers are not able to pay us, whether as a result of financial difficulties, bankruptcy or otherwise, we may incur provisions for bad debt related to the lack of collectability of certain receivables. In addition, both extended payment term financing and operating leases result in a delay in our receipt of cash, which reduces our cash balance, liquidity and financial flexibility to respond to changing economic events.
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
Our future profits may be negatively impacted by the slow growth of new gaming jurisdictions or slow addition of casinos in existing jurisdictions, declines in the replacement cycle of gaming machines, and ownership changes and consolidation in the casino industry.
Demand for our gaming products is driven by the establishment of new land-based or online gaming jurisdictions, the opening of additional casinos in existing jurisdictions or expansion of existing casinos and the replacement of existing gaming machines. In the U.S., governments usually require a public referendum and legislative action before establishing or expanding gaming, whether in a land-based or online jurisdiction. There is significant debate over, and opposition to, gaming, which could restrict or prohibit the expansion of our gaming operations.
The opening of new casinos and expansion of existing casinos fluctuates with demand, economic conditions and the availability of financing. Slow growth in the opening or expansion of casinos, or low levels of demand for gaming machine replacements, could reduce the demand for our products and negatively impact our future profits. Moreover, because repeat customers represent a substantial part of our sales, our business and profits could be affected if our customers are sold to or merge with other entities. Such entities may purchase more products and services of our competitors, reduce spending on our products, or cause downward pricing pressures. Consolidation among casino operators could result in order cancellations, a slowing in the replacement cycle for existing gaming machines, or require our current customers to purchase our competitors’ products, any of which could negatively impact our gaming business.
Gaming opponents persist in their efforts to curtail the expansion of legalized gaming, which, if successful, could limit the growth of our operations.
Legalized gaming is subject to opposition from gaming opponents. There can be no assurance that this opposition will not succeed in preventing the legalization of gaming in jurisdictions where these activities are presently prohibited or prohibiting or limiting the expansion of gaming where it is currently permitted. Any successful effort to curtail the expansion of, or limit or prohibit, legalized gambling could have an adverse effect on our business, financial condition, results of operations or prospects.
Our business is subject to evolving technology.
The success of our products and services is affected by changing technology, new legislation and evolving industry standards. Our ability to anticipate or respond to such changes and to develop and introduce new and enhanced products and services on a timely basis or at all is a significant factor affecting our ability to remain competitive, retain existing contracts, expand and attract new customers and players. There can be no assurance that we will achieve the necessary technological advances or have the financial resources needed to introduce new products or services on a timely basis or at all or that we will otherwise have the ability to compete effectively in the industries we serve.
In our gaming business, our success also depends upon our ability to adapt our manufacturing capabilities and processes to meet the demands of producing new and innovative products. Because our newer products are generally more technologically sophisticated than those we have produced in the past, we must continually refine our production capabilities to meet the needs of our product innovations. If we cannot efficiently adapt our manufacturing infrastructure to meet the needs of our product innovations, or if we are unable to make upgrades to our production capacity in a timely manner, our gaming business could be negatively impacted.

Our success also depends on continually developing and successfully marketing new games, gaming machines and interactive gaming products and services with strong and sustained player appeal. The success of a newly introduced product or technology is dependent on our customers’ acceptance of such product or technology. We are also under continuous pressure to anticipate player reactions to, and acceptance of, our new products, avoid jackpot fatigue (declining play levels on smaller jackpots) and continue to provide successful products that garner a high level of play. In some cases, a new game or gaming machine will only be accepted by our casino or interactive customers if we can demonstrate that it is likely to produce more revenue and net win and/or has more player appeal than our existing products and services or our competitors’ products and services. Our gaming machines may be installed in casinos on a trial basis and customers may not ultimately purchase them after expiration of the trial period. Additionally, we are at risk that customers may cancel pending orders with us if our products are not performing to expectations at other casinos.
We have invested, and may continue to invest, significant resources in research and development efforts. We invest in a number of areas, including product development for game and system-based hardware, software and game content. If a new product does not gain market acceptance, our business could be adversely affected. There is no assurance that our investment in research and development will lead to successful new technologies or products. If a new product does not achieve significant market acceptance, we may not recover our development, regulatory approval or promotion costs.
Participation gaming machines are replaced on short notice by casino operators if the gaming machines do not meet and sustain revenue and profitability expectations. Therefore, these gaming machines are particularly susceptible to pressure from competitors, declining popularity, changes in economic conditions and increased taxation and are at risk of replacement by the casinos. The replacement of any of our participation gaming machines terminates the recurring revenue from such gaming machine unless they can be placed with another customer or repurposed.
Our network gaming applications interface with gaming machine operating system software on each gaming machine, which we refer to as a "game platform." The game platform manages the software needed to operate the gaming machine. Our network gaming applications, game platforms and the related computer systems are constantly updated and revised to keep pace with the ever-increasing complexity of modern game play, technology and regulatory requirements. We cannot assure you that we will be able to continue to update or manage these systems, obtain all necessary approvals to continue to operate such systems or that the approval process will not result in costly delays, lost network gaming application revenue or changes to our business plans.
In the past, we have experienced delays in launching new products due to the complex or innovative technologies imbedded in our products. Such delays can cause a decrease in our revenue. If new participation game themes are not approved as quickly as anticipated and therefore do not replace older game themes as quickly as anticipated, we may experience a higher level of removals due to the performance of such older game themes. Any such increase in removal levels may cause a reduction in our installed base of gaming machines and our revenues and profits.
We may not be able to capitalize on the expansion of internet or other forms of interactive gaming or other trends and changes in the lottery and gaming industries, in part due to laws and regulations governing our industry.
Our online, social, casual and mobile products and services are part of the new and evolving interactive gaming industry. Part of our strategy is to take advantage of the liberalization of internet and mobile gaming, both within the U.S. and internationally. This industry involves significant risks and uncertainties, including legal, business and financial risks. The success of this industry and of our interactive products and services will be affected by future developments in social networks, including Facebook®, mobile platforms, regulatory developments, data privacy laws and other factors that we are unable to predict and are beyond our control. This environment can make it difficult to plan strategically and can provide opportunities for competitors to grow revenues at our expense. Consequently, our future operating results relating to our interactive gaming products and services may be difficult to predict and we cannot provide assurance that our interactive gaming products and services will grow at the rates we expect, or be successful in the long term.
In general, our ability to successfully pursue our interactive gaming strategy depends on the laws and regulations relating to wagering over the internet and through interactive channels. Until recently, there was uncertainty as to whether the Federal Wire Act of 1961 (the "Wire Act") prohibited states from conducting intrastate lottery transactions via the internet if the transmissions over the internet during the transaction crossed state lines. In late 2011, the Office of Legal Counsel of the U.S. Department of Justice ("DOJ") issued an opinion to the effect that state lottery ticket sales over the internet to in-state adults do not violate the Wire Act. The opinion may provide an impetus for states to authorize internet or other forms of interactive gaming in order to create an additional revenue stream. However, as a general matter, we believe states will be required or otherwise deem it advisable to enact enabling legislation or new regulations addressing the sale of lottery tickets or the offering of other forms of gaming over the internet, such as the actions taken by Delaware, Nevada and New Jersey recently to legalize various forms of internet gaming. The enactment of internet gaming legislation that federalizes significant aspects of the regulation of internet gaming and/or limits the forms of internet wagering that are permissible could have an adverse impact on our ability to pursue our interactive strategy in the U.S. Internationally, laws relating to internet gaming are evolving, particularly in Europe. To varying degrees, a number of European governments have taken steps to change the regulation of internet wagering through the implementation of new or revised licensing and taxation regimes, including the possible imposition of sanctions on unlicensed providers. We cannot predict the timing, scope or terms of any such state, federal or foreign laws and regulations, or the extent to which any such legislation will facilitate or hinder our interactive strategy.
In jurisdictions that authorize internet gaming, there can be no assurance that we will be successful in offering our technology, content and services to internet gaming operators as we expect to face intense competition from our traditional competitors in the lottery and gaming industries as well as a number of other domestic and foreign providers (or the operators themselves), some of which have substantially greater financial resources and/or experience in this area than we do. In addition, there is a risk that the authorization of the sale of lottery tickets or games or other forms of gaming via the internet in a particular jurisdiction could, under certain circumstances, adversely impact our lottery and gaming product sales through traditional channels in such jurisdiction. Any such adverse impact would be magnified to the extent we are not involved in, and generating revenue from, the provision of interactive products or services in such jurisdiction. Know-your-customer (KYC) and geo-location programs and technologies supplied by third parties are an important aspect of certain internet or mobile gaming products and services because they confirm certain information with respect to players and prospective players, such as age, identity and location. Payment processing programs and technologies, typically provided by third parties, are also a necessary feature of internet and mobile wagering products and services. These programs and technologies are costly and may have an adverse impact on our internet or mobile gaming revenue. Additionally, there can be no assurance that products containing these programs and technologies will be available to us on commercially reasonable terms, if at all, or that they will perform accurately or otherwise in accordance with our required specifications.
We are heavily dependent on our ability to maintain and renew our customer contracts, including our long-term lottery contracts, and we could lose substantial revenue and profits if we are unable to renew certain of our contracts on substantially similar terms or at all.
Generally, our lottery customer contracts contain initial multi-year terms, with optional renewal periods held by the customer. Upon the expiration of a contract, including any extensions thereof, new contracts may be awarded through a competitive bidding process.
Since late 2007, we have lost lottery systems contracts in South Carolina, West Virginia, South Dakota, New Hampshire, Vermont and Colorado to our competitors following the expiration of our contracts.
The majority of our U.K. gaming business is concentrated with a small number of large bookmakers. The loss of our contract with any one of these customers would negatively impact our results of operations. There can be no assurance that these customers will not award contracts to other gaming machine suppliers after the expiration of our contracts with them.
We are also required by certain of our lottery customers to provide surety or performance bonds in connection with our contracts. As of September 30, 2013, we had approximately $195.6 million of outstanding surety and performance bonds. There can be no assurance that we will continue to be able to obtain surety or performance bonds on commercially reasonable terms or at all. Our inability to provide such bonds would materially and adversely affect our ability to renew existing, or obtain new, lottery contracts.
There can be no assurance that our current contracts will be extended or that we will be awarded new contracts as a result of competitive bidding processes or otherwise in the future. The termination, expiration or failure to renew one or more of our contracts could cause us to lose substantial revenue and profits, which could have an adverse effect on our ability to win or renew other contracts or pursue growth initiatives. There can be no assurance that new or renewed contracts will contain terms that are as favorable as our current terms or will contemplate the same size or scope of products and services as our current contracts and any less favorable contract terms or diminution in size or scope could negatively impact our revenue and profits. For additional information regarding the potential expiration dates of certain of our contracts, see the table in "Business-Contract Procurement" in Item 1 of our Annual Report on Form 10-K for the year ended 2012.
Our level of indebtedness could adversely affect our operations and financial condition.
As of September 30, 2013, we had total indebtedness of approximately $1,459.1 million, consisting primarily of borrowings under our prior credit agreement and senior subordinated notes.  As of October 18, 2013, following the acquisition of WMS and entry into our new credit facilities, we had total indebtedness of approximately $3,207.9 million, consisting primarily of borrowings under our senior secured term loan facility under our new credit agreement and senior subordinated notes. Our level of indebtedness may affect our ability to obtain financing or refinance existing indebtedness; require us to dedicate a significant portion of our cash flow from operations to interest and principal payments on our indebtedness, thereby reducing the availability of cash flow to fund working capital, capital expenditures and other general corporate purposes; increase our vulnerability to adverse general economic, industry or competitive developments or conditions; and limit our flexibility in planning for, or reacting to, changes in our business and the industries in which we operate or in pursuing our strategic objectives. In addition, we are exposed to the risk of increased interest rates as certain of our borrowings are at variable rates of interest. If interest rates increase, the interest payment obligations under our variable rate indebtedness would increase even if the amount borrowed remained the same and our net income and cash flows would be negatively impacted. All of these factors could place us at a competitive disadvantage compared to competitors that may have less debt than we do.
We may not have sufficient cash flows from operating activities, cash on hand and available borrowings under our credit agreement to finance required capital expenditures under new contracts, service our indebtedness and meet our other cash needs. These obligations require a significant amount of cash.
Our lottery systems and gaming machine businesses generally require significant upfront capital expenditures for gaming machine or lottery terminal assembly, software customization and implementation, systems and equipment installation and telecommunications configuration. In connection with a renewal or bid of a lottery systems or gaming machine contract, a customer may seek to obtain new equipment or impose new service requirements, which may require additional capital expenditures in order to retain or win the contract. Historically, we have funded these upfront costs through cash flows generated from operations, available cash on hand and borrowings under our credit agreement. Our ability to generate revenue and to continue to procure new contracts will depend on, among other things, our then present liquidity levels or our ability to obtain additional financing on commercially reasonable terms.
If we do not have adequate liquidity or are unable to obtain financing for these upfront costs on favorable terms or at all, we may not be able to bid on certain contracts, which could restrict our ability to grow and have a material adverse effect on our results of operations. Moreover, we may not realize the return on investment that we anticipate on new or renewed contracts due to a variety of factors, including lower than anticipated retail sales or amounts wagered, higher than anticipated capital or operating expenses and unanticipated regulatory developments or litigation. We may not have adequate liquidity to pursue other aspects of our strategy, including bringing our products and services to new customers or new or underpenetrated geographies (including through equity investments) or pursuing strategic acquisitions.
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
The operating and financial restrictions and covenants in our debt agreements, including our new credit agreement and the indentures governing our senior subordinated notes may adversely affect our ability to finance future operations or capital needs or to engage in new business activities. Our credit facilities and/or indentures restrict our ability to, among other things:

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
In addition, our credit agreement requires us to maintain a maximum first lien net leverage ratio on a quarterly basis if at any time the aggregate amount of all commitments outstanding under our revolving credit facility equals or exceeds 15.00% of all commitments thereunder. As a result of these covenants, we will be limited in the manner in which we can conduct our business, and may be unable to engage in favorable business activities or finance future operations or capital needs. A failure to comply with the restrictions contained in our credit agreement or indentures, or to maintain the financial ratio as may be required by our credit agreement, could lead to an event of default which could result in an acceleration of our indebtedness. There can be no assurance that our future operating results will be sufficient to ensure compliance with the covenants in our credit agreement, indentures or other debt instruments or to remedy any such default. In addition, in the event of acceleration, we may not have, or be able to obtain, sufficient funds to make any accelerated payments.
Our business depends on the protection of our intellectual property and proprietary information and on our ability to license intellectual property from third parties.
We believe that our success depends, in part, on protecting our intellectual property in the U.S. and in foreign countries and our ability to license intellectual property from third parties on commercially reasonable terms. Our intellectual property includes certain patents and trademarks relating to our instant ticket games and wagering systems, gaming machines and interactive gaming products, as well as proprietary or confidential information that is not subject to patent or similar protection. Our success may depend in part on our ability to obtain trademark protection for the names or symbols under which we market our products and to obtain copyright protection and patent protection of our proprietary technologies, intellectual property and game innovations. There can be no assurance that we will be able to build and maintain consumer value in our trademarks, obtain trademarks or patent protection or that any trademark, copyright or issued patent will provide competitive advantages for us.
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
We rely on products, technologies, trademarks and other intellectual property that we license from third parties, including licensed properties and game content for our lottery and gaming businesses. In addition, substantially all of our gaming machines and our interactive gaming products and services utilize intellectual property licensed from third parties. The future success of our gaming business may depend, in part, on our ability to obtain, retain and/or expand licenses for popular technologies and games in a competitive market. There can be no assurance that these third-party licenses, or support for such licensed products and technology, will continue to be available to us on commercially reasonable terms, if at all. In the event that we cannot renew and/or expand existing licenses, we may be required to discontinue or limit our use of the products that use the licensed intellectual property or bear the licensed trademarks. Certain of our license agreements grant the licensor rights to audit our use of their intellectual property to confirm that we have made the required royalty payments. Disputes with licensors over royalty payment methodologies and calculations could result in the payment of additional royalties or penalties by us, cancellation or non-renewal of the underlying license, or litigation.
The intellectual property rights of others may prevent us from developing new products or entering new markets or may expose us to liability.
The gaming industry is characterized by the rapid development of new technologies, which requires us to continuously introduce new products and expand into new markets that may be created. Therefore, our success depends in part on our ability to continually adapt our products and systems to incorporate new technologies and to expand into markets that may be created by new technologies. If technologies are protected by the intellectual property rights of others, including our competitors, we may be prevented from introducing products based on these technologies or expanding into markets created by these technologies. If the intellectual property rights of others prevent us from taking advantage of innovative technologies, our financial condition, operating results or prospects may be harmed.

There can be no assurance that our business activities, games, products and systems will not infringe upon the proprietary rights of others, or that other parties will not assert infringement claims (with or without merit) against us. Any such claim and any resulting litigation, should it occur, could subject us to significant liability for damages and could result in invalidation of our proprietary rights or discontinuation of the affected products, distract management, and/or require us to enter into costly and burdensome royalty and licensing agreements. Such royalty and licensing agreements, if required, may not be available on terms acceptable to us, or may not be available at all. In the future, we may also need to file or respond to lawsuits to defend the validity of our intellectual property rights and trade secrets, or to determine the validity and scope of the proprietary rights of others. Such litigation, whether successful or unsuccessful, could result in substantial costs and diversion of our resources.
Our business is dependent on the security and integrity of our systems and products.
We believe that our success depends, in part, on providing secure products and systems to our customers. Attempts to penetrate security measures may come from various combinations of customers, retailers, vendors, employees and others. Our ability to monitor and ensure the quality of our products is periodically reviewed and enhanced. Similarly, we regularly assess the adequacy of our security systems to protect against any material loss to any of our customers and the integrity of our products to end users. Expanded utilization of the internet and other interactive technologies may result in increased security concerns for us and our customers. There can be no assurance that our business will not be affected by a security breach or lapse, which could have a material adverse impact on our results of operations, business and/or prospects.
Our success depends on our ability to avoid, detect, replicate and correct software and hardware anomalies and fraudulent manipulation of our gaming machines, lottery systems and our interactive gaming products and services. All of our games are designed with security features to prevent fraudulent activity. However, we cannot guarantee that these features will effectively stop all fraudulent activities. If our security features do not prevent fraud, we could adversely be affected.
Our gaming machines have experienced anomalies and fraudulent manipulation in the past. Games and gaming machines may be replaced by casinos and other gaming machine operators if they do not perform according to expectations, or they may be shut down by regulators. The occurrence of anomalies in, or fraudulent manipulation of, our gaming machines and our interactive gaming products and services may give rise to claims from players and claims for lost revenues and earnings and related litigation by our customers and may subject us to investigation or other action by gaming regulatory authorities including suspension or revocation of our gaming licenses, or other disciplinary action. Additionally, in the event of the occurrence of any such issues with our gaming machines and our interactive gaming products and services, substantial engineering and marketing resources may be diverted from other projects to correct these issues, which may delay other projects and the achievement of our strategic objectives.
We rely on information technology systems and any failures in our systems could disrupt our business and adversely impact our results.
We rely on information technology systems that are important to the operation of our business, some of which are managed by third parties. These systems are used to process, transmit and store electronic information, to manage and support our business operations and to maintain internal controls over our financial reporting. We could encounter difficulties in developing new systems, maintaining and upgrading current systems and preventing security breaches. Among other things, our systems are susceptible to outages due to fire, floods, power loss, break-ins, cyber-attacks, network penetration, denial of service attacks, and similar events. While we have and will continue to implement network security measures and data protection safeguards, our servers and other computer systems are vulnerable to viruses, malicious software, hacking, break-ins or theft, data privacy or security breaches, third-party security breaches, employee error or malfeasance, and similar events.

Failures in our systems or services, and unauthorized access to or tampering with our systems and databases, could have a material adverse effect on our business, reputation, financial condition, liquidity or results of operations. Any failures in our computer systems or telecommunications services could affect our ability to operate our linked games or otherwise conduct business.
We anticipate initiating a process to upgrade and standardize our Enterprise Resource Planning (ERP) systems on a worldwide basis in the fourth quarter of 2013. There are inherent risks associated with changing these systems, including inaccurate data or reporting. If we cannot maintain and execute adequate internal control over financial reporting or implement required new or improved controls that provide reasonable assurance of the reliability of the financial reporting and preparation of our financial statements for external use, we may suffer harm to our reputation, fail to meet our public reporting requirements on a timely basis or be unable to properly report on our business and the results of our operations. Additionally, the inherent limitations of internal controls over financial reporting may not prevent or detect all misstatements or fraud, regardless of the adequacy of those controls. In addition, the process of upgrading and standardizing our ERP system is complex, time-consuming and expensive. Although we believe we are taking appropriate action to mitigate these risks through, among other things, testing, training and staging implementations, there can be no assurance that we will not experience data loss, disruptions, delays or negative business impacts from the anticipated upgrade. Any operational disruptions during the course of this process and any delays or deficiencies in the design and implementation of the new ERP system or in the performance of our legacy systems could materially and adversely affect our ability to operate our businesses. Additionally, while we have spent considerable efforts to plan and budget for the implementation of the new ERP system, changes in scope, timeline or cost could have a material adverse effect on our results of operations.
Portions of our IT infrastructure also may experience interruptions, delays or cessations of service or produce errors in connection with systems integration or migration work that takes place from time to time. We may not be successful in implementing new systems and transitioning data, which could cause business disruptions and be more expensive, time consuming, disruptive and resource-intensive. Such disruptions could materially and adversely impact our ability to deliver products to customers and interrupt other processes. If our information systems do not allow us to transmit accurate information, even for a short period of time, to key decision makers, the ability to manage our business could be disrupted and the results of operations and financial condition could be materially and adversely affected.  Failure to properly or adequately address these issues could impact our ability to perform necessary business operations, which could materially and adversely affect our reputation, competitive position, business, results of operations and financial condition.
We and our industry are subject to strict government regulations that may limit our existing operations and have an adverse impact on our ability to grow.
In the U.S. and many other countries, the provision of lottery and gaming products and services are subject to extensive and evolving regulation. Such gaming regulatory requirements vary from jurisdiction to jurisdiction. Therefore, we are subject to a wide range of complex laws and regulations in the jurisdictions in which we are licensed or operate. Most jurisdictions require that we be licensed, that our key personnel and certain of our security holders be found suitable or be licensed, and that our products be reviewed and approved before placement. Licenses, approvals or findings of suitability may be revoked, suspended or conditional. If a license, approval or finding of suitability is required by a regulatory authority and we fail to seek or do not receive the necessary approval, license or finding of suitability, or if it is granted and subsequently revoked, then we may be prohibited from providing our products or services for use in the particular jurisdiction. In addition, the loss of a license in one jurisdiction could trigger the loss of a license, or affect our eligibility for a license, in other jurisdictions. We may also become subject to regulation in any new jurisdictions in which we decide to operate in the future, including due to expansion of a customer's operations. Gaming authorities may levy fines against us or seize certain of our assets if we violate gaming regulations. There can be no assurance that we will be able to obtain or maintain the necessary licenses or approvals or that the licensing process will not result in delays or adversely affect our operations.
Often, our games, gaming machine hardware and software and our interactive gaming products and services must be approved in the jurisdictions in which they are operated, and we cannot assure you that such products or services will be approved in any jurisdiction. Our networked gaming technology requires regulatory approval in gaming jurisdictions prior to the shipment or implementation of any gaming machines, products or services and, although we have received approvals from the current jurisdictions in which we operate this technology, we cannot assure you that we will receive the approvals necessary to offer the product or service in additional gaming jurisdictions. Many of our customers are required to be licensed and delays in approvals of our customers’ operations or expansions may adversely affect our operations.
The regulatory review process and licensing requirements also may preclude us from using technologies owned or developed by third parties if those parties are unwilling to subject themselves to review or do not meet regulatory requirements. Some gaming authorities require gaming manufacturers to obtain approval before engaging in certain transactions, such as acquisitions, mergers, reorganizations, financings, stock offerings and share repurchases. Obtaining such approvals can be costly and time consuming and there can be no assurance that such approval will be granted or that such process will not result in delays or disruptions to our strategic objectives.
The regulatory environment in any particular jurisdiction may change in the future, including changes that limit some or all of our existing operations in that jurisdiction, and any such change could have a material adverse effect on our results of operations, business or prospects. Moreover, there can be no assurance that the operation of lotteries, video gaming terminals, internet gaming, the manufacture and distribution of gaming machines, the operation of online casinos or other forms of lottery or gaming will be approved by additional jurisdictions or that those jurisdictions in which these activities are currently permitted will continue to permit such activities. Laws and regulations relating to internet and other form of interactive gaming are evolving. For additional discussion regarding risks associated with the evolving interactive gaming regulatory landscape, see the risk factor above captioned "-We may not be able to capitalize on the expansion of internet or other forms of interactive gaming or other trends and changes in the lottery and gaming industries."
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
We and certain of our affiliates, major stockholders (generally persons and entities beneficially owning a specified percentage (typically 5% or more) of our equity securities), directors, officers and key employees are subject to extensive background investigations and suitability standards in our business. In some jurisdictions these investigations may require extensive personal and financial disclosure from major stockholders, directors, officers, and key employees. The failure of any such individuals or entities to submit to such background checks and provide the required disclosure could jeopardize the award of a contract or license to us or provide grounds for termination of an existing contract or license. Generally, regulatory authorities have broad discretion when granting, renewing or revoking these approvals and licenses. Lottery and gaming authorities with which we do business may require the removal of any of our directors or employees who are deemed to be unsuitable and these authorities are generally empowered to disqualify us from receiving a lottery and gaming contract or operating a lottery or gaming system as a result of any such investigation. Our failure, or the failure of any of our major stockholders, directors, officers, key employees, products or technology, to obtain or retain a required license or approval in one jurisdiction could negatively impact our ability (or the ability of any of our major stockholders, directors, officers, key employees, products or technology) to obtain or retain required licenses and approvals in other jurisdictions. The failure to obtain or retain a required license or approval in any jurisdiction would decrease the geographic areas where we are permitted to operate and generate revenue, decrease our share of the lottery or gaming industry and put us at a disadvantage relative to our competitors. Additional restrictions are often imposed on foreign entities such as us by international jurisdictions in which we seek to market our products or services.
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
These strategic equity investments currently include investments in LNS, Northstar Illinois, Northstar New Jersey, Hellenic Lotteries S.A., as well as our equity investments in China. We are party to strategic agreements with Video B Holdings Limited ("Video B"), a subsidiary of Playtech Limited, relating to gaming terminals that contemplate our use of, and reliance on, Video B's back-end technology platform in certain jurisdictions.

Northstar Illinois, in which we have a 20% equity interest, commenced operations as the private manager of the Illinois lottery on July 1, 2011 under a private management agreement with the State of Illinois. Northstar Illinois is entitled to receive annual incentive compensation payments from the State to the extent the lottery's net income for the applicable year exceeds specified target levels, subject to a cap of 5% of the applicable year's net income. Northstar Illinois is responsible for payments to the State to the extent such targets are not achieved, subject to a similar cap. Earnings and cash flows from our equity investment in Northstar Illinois may be impacted to the extent the lottery achieves, or fails to achieve, the applicable net income targets and will be impacted to the extent Northstar Illinois incurs non-reimbursable expenses. We may be required to make capital contributions to Northstar Illinois to fund our pro rata share of any shortfall payments that are payable to the State under the private management agreement.

We own a 17.69% equity interest in Northstar New Jersey, the operating entity that executed a long-term services agreement in June 2013 to provide marketing and sales services for the New Jersey Lottery until 2029. Northstar New Jersey is entitled to receive annual incentive compensation payments from the State to the extent the lottery's net income for the applicable year exceeds specified target levels, subject to a cap of 5% of the applicable year's net income. Northstar New Jersey is responsible for payments to the State to the extent such targets are not achieved, subject to a cap of 2% of the applicable year's net income and a $20.0 million shortfall payment credit. Earnings and cash flows from our equity investment in Northstar New Jersey may be impacted to the extent the lottery achieves, or fails to achieve, the applicable net income targets and will be impacted to the extent Northstar New Jersey incurs non-reimbursable expenses. We may be required to make capital contributions to Northstar New Jersey to fund our pro rata share of any shortfall payments that are payable to the State under the services agreement.

Under the Northstar Illinois private management agreement and the Northstar New Jersey services agreement, the State has certain termination rights, including the right to terminate the agreement for convenience (subject to payment of a termination fee) and the right to terminate the agreement in the event net income shortfalls exceeding 10% of the applicable targets occur for any consecutive two contract year period or for any three contract years in a five contract year period.

In July 2013, the Hellenic Republic Asset Development Fund granted Hellenic Lotteries S.A., an operating company principally formed with OPAP S.A. and Intralot S.A., in which we own a 16.5% interest, a 12-year concession for the exclusive rights to the production, operation and management of instant ticket and certain traditional lotteries in Greece. Operations under the concession agreement are expected to commence by the end of the first quarter of 2014. In consideration for such concession, Hellenic Lotteries S.A. paid an upfront fee of €190.0 million to the Hellenic Republic Asset Development Fund, of which our portion was €31.4 million. Hellenic Lotteries S.A. will also be responsible for a monthly fee to the Greek government equal to a percentage of gross gaming revenue.  There can be no assurance that operations under the new concession will commence. In the event operations under the new concession do not commence, we may not be able to recover the amounts that we have contributed to the operating company.
We may not realize the anticipated benefits of these strategic equity investments and other strategic relationships that we may enter into, or may not realize them in the timeframe expected. These arrangements pose significant risks that could have a negative effect on our operations, including: the potential diversion of our management's attention from our core business; the potential failure to realize anticipated synergies, economies of scale or other value associated with the arrangements; unanticipated costs and other unanticipated events or circumstances, including losses for which we may be responsible for our pro rata portion; possible adverse effects on our operating results during any integration process; impairment charges if our strategic equity investments or relationships are not as successful as we originally anticipate; and our potential inability to achieve the intended objectives of the arrangements.

Furthermore, our strategic equity investments and other strategic relationships pose risks arising from our reliance on our partners and our lack of sole decision-making authority, which may give rise to disputes between us and our partners. For instance, our investments in LNS, Northstar Illinois and Northstar New Jersey are minority investments in ventures whose largest equity holder is GTECH Corporation and, although certain corporate actions require our prior consent, we do not unilaterally control decisions relating to the governance of these entities. Our partners may have economic or business interests or goals that are inconsistent with our interests and goals, take actions contrary to our objectives or policies, undergo a change of control, experience financial and other difficulties or be unable or unwilling to fulfill their obligations under our arrangements.
The failure to avoid or mitigate the risks described above or other risks associated with such arrangements could have a material adverse effect on our business, financial condition and results of operations.
Our products and services may be subject to complex revenue recognition standards, which could materially affect our financial results:
As we introduce new products and our commercial transactions become increasingly complex, additional analysis and judgment is required to account for them and to recognize revenues in accordance with U.S. GAAP. Transactions may include multiple element arrangements and/or software components and applicable accounting principles or regulatory product approval delays could change the timing of revenue recognition and could adversely affect our financial results for any given period. In addition, fluctuations may occur in our revenues and related deferred revenues as a result of multiple element contracts that include both systems and software.
We may be required to recognize additional impairment charges.
We assess our goodwill and other intangible assets and our long-lived assets as and when required by U.S. GAAP to determine whether they are impaired. For the nine months ended September 30, 2013, we recorded asset impairment charges of $7.3 million related to the write-down of gaming terminals and software in our gaming business. In 2012, we recorded asset impairment charges of $31.9 million related to the write-down of gaming terminals and software in our gaming business, $5.8 million related to the impairment of certain long-lived assets related to underperforming U.S. lottery systems contracts and $4.4 million related to the write-down of certain development costs in our licensed properties business. In addition we recorded $3.4 million of accelerated depreciation expense related to the reorganization of our Australian printing operations. For additional information, refer to the heading "Management's Discussion and Analysis of Financial Condition and Results of Operations-Critical Accounting Policies-Valuation of long-lived and intangible assets and goodwill" in Item 7 of our 2012 Annual Report on Form 10-K and Note 1 (Description of the Business and Summary of Significant Accounting Policies) and Note 7 (Property and Equipment) of the Notes to Consolidated Financial Statements in our 2012 Annual Report on Form 10-K. We cannot predict the occurrence of impairments and there can be no assurance that we will not have to record additional impairment charges in the future.
Our inability to complete future acquisitions and integrate those businesses successfully could limit our future growth.
Part of our corporate strategy is to continue to pursue expansion and strategic acquisition opportunities. In connection with any such acquisitions, we could face significant challenges in managing and integrating the expanded or combined operations, including acquired assets, operations and personnel. There can be no assurance that acquisition opportunities will be available on acceptable terms or at all or that we will be able to obtain necessary financing or regulatory approvals to complete potential acquisitions. Our ability to succeed in implementing our strategy will depend to some degree upon the ability of our management to identify, complete and successfully integrate commercially viable acquisitions. Acquisition transactions may disrupt our ongoing business and distract management from other responsibilities. For additional discussion regarding risks relating to the integration of WMS, see the risk factor below captioned "-Our acquisition of WMS may not achieve the intended benefits or may disrupt our current plans and operations."
Our results of operations fluctuate due to seasonality and other factors, including the timing of approvals and equipment sales and, therefore, our periodic operating results are not guarantees of future performance.
Our results of operations can fluctuate due to seasonal trends and other factors when measured on a quarterly basis. These seasonal trends and other factors relate to, among other things, the markets in which we operate, holiday and vacation seasons, consumer demand, climate, economic conditions, size of jackpots of lottery games and numerous other factors beyond our control. In addition, our quarterly revenues and net income may increase when we receive a larger number of approvals for new games and gaming machines, when a successful game or platform is introduced, when significant equipment sales occur, when new casinos open or existing casinos expand or when gaming or lotteries are introduced in a significant new jurisdiction.

Because of these fluctuations, results for any quarter are not necessarily indicative of the results that may be achieved in another quarter or for the full fiscal year. There can be no assurance that the seasonal trends and other factors that have impacted our historical results will repeat in future periods as we cannot influence or forecast many of these factors.
Our success depends in part on our ability to develop, enhance and/or introduce successful gaming concepts and game content.
Our businesses develop and source game content both internally and through third-party suppliers. We also seek to secure third-party brands for incorporation into our game content. We believe that creative and appealing game content produces more revenue for our gaming machine customers and provides them with a competitive advantage, which in turn enhances their revenue and their ability to attract new business or to retain existing business. In our lottery business, we believe that innovative gaming concepts and game content, such as multiplier games from our Lottery Systems segment and licensed properties game content from our Printed Products segment, can enhance the revenue of our lottery customers and distinguish us from our competitors. There can be no assurance that we will be able to sustain the success of our existing game content or effectively develop or obtain from third parties game content or licensed properties that will be widely accepted both by our customers and their end users.
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
Similarly, production of our presses, gaming machines and lottery and gaming systems is dependent upon a regular and continuous supply of components many of which are manufactured outside of the United States. The assembly of certain of our products and other hardware is performed by third parties. Any interruption or cessation in the supply of these items or services or any material quality assurance lapse with respect thereto could materially adversely affect our ability to fulfill customer orders, our financial condition or our results of operations.
In our lottery systems business, we transmit certain wagering data utilizing satellite transponders, generally pursuant to long-term contracts. The technical failure of any of these satellites would require us to obtain other communication services, including other satellite access. In some cases, we employ backup systems to limit our exposure in the event of such a failure. There can be no assurance of access to such other satellites or, if available, the ability to obtain the use of such other satellites on favorable terms or in a timely manner. While satellite failures are infrequent, the operation of satellites is outside of our control.
In addition, our gaming business includes a number of significant contracts where performance depends upon our third-party suppliers delivering equipment on schedule in order to meet our contract commitments. Failure of the suppliers to meet their delivery commitments could result in us being in breach of, and subsequently losing, those contracts, which loss could have a material adverse effect on our results of operations.
We may be liable for product defects or other claims relating to our products.
Our products could be defective, fail to perform as designed or otherwise cause harm to our customers, their equipment or their products. If any of our products are defective, we may be required to recall the products and/or repair or replace them, which could result in substantial expenses and affect our profitability. Any problem with the performance of our products, such as an instant ticket misprint or false jackpot or other prize, could harm our reputation, which could result in a loss of sales to customers and/or potential customers. In addition, if our customers believe that they have suffered harm caused by our products, they could bring claims against us that could result in significant liability. Any claims brought against us by customers may result in diversion of management's time and attention, expenditure of large amounts of cash on legal fees and payment of damages, decreased demand for our products or services, or injury to our reputation. Our insurance may not sufficiently cover a large judgment against us or a large settlement payment, and is subject to customary deductibles, limits and exclusions.
In October 2012, SNAI filed a lawsuit in Italy against Barcrest and Global Draw relating to the erroneous printing of what appeared to be winning jackpots on certain video lottery terminals operated by SNAI and supplied by Barcrest. For additional information regarding this litigation, see "Legal Proceedings" in Item 1 of Part II of this Quarterly Report on Form 10-Q.

We have foreign operations, which subjects us to foreign currency exchange rate fluctuations and other risks.
We are a global business and derive a substantial and growing portion of our revenue and profits from operations outside the United States. In the year ended December 31, 2012, we derived approximately 53% of our revenue from sales to customers outside of the United States.
Our consolidated financial results are affected by foreign currency exchange rate fluctuations. Foreign currency exchange rate exposures arise from current transactions and anticipated transactions denominated in currencies other than U.S. dollars and from the translation of foreign currency balance sheet accounts into U.S. dollar-denominated balance sheet accounts. We are exposed to currency exchange rate fluctuations because a portion of our revenue is denominated in currencies other than the U.S. dollar, particularly the British Pound Sterling and the Euro. In particular, uncertainty regarding economic conditions in Europe and the debt crisis affecting certain countries in the European Union poses risk to the stability of the Euro. Exchange rate fluctuations have in the past adversely affected our operating results and cash flows and may adversely affect our results of operations and cash flows and the value of our assets outside the U.S. in the future. If a foreign currency is devalued in a jurisdiction in which we are paid in such currency, we may require our customers to pay higher amounts for our products, which they may be unable or unwilling to pay.
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
Foreign governments can impose restrictions on currency movements that may make it costly or impossible to transfer money to the U.S. Additionally, foreign governments may limit or prevent our ability to import our products and services into foreign jurisdictions. In 2012, governmental authorities in Argentina modified regulations relating to importing products and limiting the exchange of pesos into dollars and the transfer of funds from Argentina. If the Argentine government’s current restrictions on currency transfer remain unchanged, we expect the amount of pesos in our Argentinian bank account to continue to grow which would increase our exposure to any potential currency devaluation in Argentina. Currently, our legal entity in Argentina cannot directly import our gaming machines and, if the regulations remain unchanged or if we are unable to continue to import our products into Argentina, our revenues from customers in Argentina will be negatively impacted.
Our operations in foreign jurisdictions subject us to additional risks customarily associated with such operations, including: the complexity of foreign laws, regulations and markets; the impact of foreign labor laws and disputes; other economic, tax and regulatory policies of local governments; and the ability to attract and retain key personnel in foreign jurisdictions.
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
Through our joint ventures and wholly owned foreign enterprises, we have lottery-related investments and business operations in China. Our business in, and results of operations from, China are subject to a number of risks, including risks relating to competition in China, the competitive bidding and contract negotiation processes in China, our ability to finance or refinance our operations in China, the complex regulatory environment, our ability to receive timely product approvals, the political climate in China, the Chinese economy and our joint venture and other business partners in China.

There can be no assurance that legal and regulatory requirements in China will not change or that China's central or local governments will not impose new, stricter regulations or interpretations of existing regulations that would impose additional costs on our operations in China or even restrict or prohibit such operations. For example, comprehensive legislation regulating competition took effect on August 1, 2008. This law, among other things, prohibits certain types of agreements (unless they fall within specified exemptions) and certain behavior classified as abuse of dominant market position or intellectual property rights. Additionally, new lottery regulations providing for enhanced supervision of the lottery industry in China became effective on July 1, 2009. We cannot predict with certainty what impact these laws and regulations or any future laws and regulations (or implementing rules or enforcement policies relating to any of the foregoing) will have on our business in China. For additional information regarding our business in China see "Management’s Discussion and Analysis of Financial Condition and Results of Operations" in Part I, Item 2 of this Quarterly Report on Form 10-Q.
We may not realize the operating efficiencies, competitive advantages or financial results that we anticipate from our investments in foreign jurisdictions and our failure to effectively manage the risks associated with our operations in foreign jurisdictions could have a material adverse effect on our results of operations, business or prospects.
We are dependent on our employees.
We depend on the continued performance of our executive officers and key personnel, including A. Lorne Weil, our Chairman and Chief Executive Officer. If we lose the services of any of our executive officers or key personnel and cannot find suitable replacements for such persons in a timely manner, it could have an adverse impact on our business.
Our ability to continue to develop new technologies and create innovative products depends on our ability to recruit and retain talented employees. A lack of skilled technical workers could delay or negatively impact our business plans, ability to compete and results of operations.
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
Our business subjects us to contract penalties and risks of litigation, including to potential allegations that we have not fully performed under our contracts or that goods or services we supply are defective in some respect. Litigation is pending in Colombia arising out of the termination of certain Colombian lottery contracts in 1993. An agency of the Colombian government has asserted claims against certain parties, including SGI, which owned a minority interest in Wintech de Colombia S.A., or Wintech (now liquidated), the former operator of the Colombian national lottery. The claims are for, among other things, contract penalties, interest and the amount of a bond issued by a Colombian surety. For additional information regarding this or other litigations, see "Legal Proceedings" in Item 1 of Part II of this Quarterly Report on Form 10-Q. There can be no assurance that this litigation will not be finally resolved adversely to us or result in material liability.
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
Certain of our employees are represented by unions, including a majority of the employees at our printing facilities in Canada, Chile and the United Kingdom. Our gaming manufacturing facility in Illinois is dependent on union employees that are represented by the International Brotherhood of Electrical Workers under a collective bargaining agreement that expires in June 2014. While we believe our relations with our employees are satisfactory, we cannot predict whether we will be successful in negotiating new collective bargaining agreements without any disruptions in our manufacturing. Any disruption in our manufacturing could have an adverse effect on our revenues and expenses. There can be no assurance that we will not encounter any conflicts or strikes with any labor union that represents our employees, which could have an adverse effect on our business or results of operations, cause us to lose customers or cause our customers' operations to be affected and could have permanent effects on our business.
Our acquisition of WMS may not achieve the intended benefits or may disrupt our current plans and operations.

There can be no assurance that we will be able to successfully integrate the businesses of Scientific Games and WMS or do so within the intended time-frame or otherwise realize the expected benefits of the merger. The expected cost synergies associated with the merger may not be fully realized in the anticipated amounts or within the contemplated time-frames, which could result in increased costs and have an adverse effect on the combined company's financial results and prospects. Our business may be negatively impacted if we are unable to effectively manage our expanded operations. The integration will require significant time and focus from management following the merger and may divert attention from the day-to-day operations of the combined business. Additionally, integration of the merger could disrupt current plans and operations, which could delay the achievement of our strategic objectives.
Risks Relating to Our Common Stock
Certain holders of our common stock exert significant influence over the Company and may make decisions that conflict with the interests of other stockholders.
In August 2004, MacAndrews & Forbes Holdings Inc. was issued approximately 25% of our outstanding common stock in connection with its conversion of our then outstanding Series A Convertible Preferred Stock. According to an amendment to Schedule 13D filed with the SEC on September 11, 2012, this holder beneficially owns 32,505,737 shares of our common stock, or approximately 38.2% of our outstanding common stock as of September 30, 2013. Pursuant to a stockholders' agreement with us, which we originally entered into with holders of the Series A Convertible Preferred Stock, such holder is entitled to appoint up to four members of our Board of Directors and certain actions of the Company require the approval of such holder. As a result, this holder has the ability to exert significant influence over our business and may make decisions with which other stockholders may disagree, including, among other things, delaying, discouraging or preventing a change of control of the Company or a potential merger, consolidation, tender offer, takeover or other business combination.
The price of our common stock has been volatile and may continue to be volatile
Our stock price may fluctuate in response to a number of events and factors, many of which are outside our control, including variations in operating results, actions and pronouncements by various regulatory agencies, litigation, changes in financial estimates and recommendations by securities analysts, rating agency reports, performance of other companies that investors or security analysts deem comparable to us, news reports and announcements relating to our business and those of our competitors, responses to our merger with WMS, general and industry-specific economic conditions, public sales of a substantial number of shares of our common stock, and general market conditions. During the 52-week period ended September 30, 2013, our stock price fluctuated between a high of $16.70 and a low of $6.64. This significant stock price fluctuation may make it more difficult for our stockholders to sell their common stock when they want and at prices they find attractive.

Item 2. Unregistered Sales of Equity Securities and Use of Proceeds

ISSUER PURCHASES OF EQUITY SECURITIES

Period	Total Number of Shares Purchased (1)	Average Price Paid per Share	Total Number of Shares Purchased as Part of Publicly Announced Plans or Programs	Approximate Dollar Value of Shares that May Yet Be Purchased Under the Plans or Programs (2)
7/1/2013 - 7/31/2013	7,990	$12.16	—	$105.2 million
8/1/2013 - 8/31/2013	2,882	$14.41	—	$105.2 million
9/1/2013 - 9/30/2013	4,274	$15.02	—	$105.2 million
Total	15,146	$13.40	—	$105.2 million

(1)	This column reflects 15,146 shares acquired from employees to satisfy the withholding taxes associated with the vesting of restricted stock units.

(2)
The $200.0 million stock repurchase program, which expires on December 31, 2013, was publicly announced on May 10, 2010 and extended on December 6, 2012. Under the program, we are authorized to repurchase, from time to time through open market purchases or otherwise, shares of our outstanding common stock in an aggregate amount up to $200.0 million. As of September 30, 2013, we had approximately $105.2 million available for potential repurchases under the program.

Item 3. Defaults Upon Senior Securities

None.

Item 4. Mine Safety Disclosures

Not applicable.

Item 5. Other Information

None.

Item 6. Exhibits

Exhibit Number

4.1
Supplemental Indenture, dated as of October 18, 2013, among Scientific Games International, Inc., as issuer, the Company, as a guarantor, the subsidiary guarantors party thereto, WMS Industries Inc., WMS Gaming Inc., WMS International Holdings Inc., Phantom EFX, LLC, Lenc-Smith Inc., a Delaware corporation, Williams Electronics Games, Inc., WMS Finance Inc., Lenc Software Holdings LLC, and Williams Interactive LLC, and Deutsche Bank Trust Company Americas , as trustee, relating to the Indenture dated May, 21 2009, by and among Scientific Games International, Inc., as issuer, the Company, as a guarantor, the subsidiary guarantors party thereto and The Bank of Nova Scotia Trust Company of New York, as trustee (incorporated by reference to Exhibit 4.1 to the Company's Current Report on Form 8-K filed on October 18, 2013).

4.2
Supplemental Indenture, dated as of October 18, 2013, among the Company, as issuer, the subsidiary guarantors party thereto, WMS Industries Inc., WMS Gaming Inc., WMS International Holdings Inc., Phantom EFX, LLC, Lenc-Smith Inc., a Delaware corporation, Williams Electronics Games, Inc., WMS Finance Inc., Lenc Software Holdings LLC, and Williams Interactive LLC, SG and Deutsche Bank Trust Company Americas, as trustee, relating to the Indenture dated September 22, 2010, by and among the Company, as issuer, the subsidiary guarantors party thereto and The Bank of Nova Scotia Trust Company of New York, as trustee (incorporated by reference to Exhibit 4.2 to the Company's Current Report on Form 8-K filed on October 18, 2013).

4.3
Supplemental Indenture, dated as of October 18 2013, among Scientific Games International, Inc., as issuer, the Company, as a guarantor, the subsidiary guarantors party thereto, WMS Industries Inc., WMS Gaming Inc., WMS International Holdings Inc., Phantom EFX, LLC, Lenc-Smith Inc., a Delaware corporation, Williams Electronics Games, Inc., WMS Finance Inc., Lenc Software Holdings LLC, and Williams Interactive LLC, and Deutsche Bank Trust Company Americas, as trustee, relating to the Indenture dated August 20, 2012, by and among Scientific Games International, Inc., as issuer, the Company, as a guarantor, the subsidiary guarantors party thereto and The Bank of Nova Scotia Trust Company of New York, as trustee (incorporated by reference to Exhibit 4.3 to the Company's Current Report on Form 8-K filed on October 18, 2013).

10.1
Credit Agreement, dated as of October 18, 2013, by and among Scientific Games International, Inc., as the borrower, the lenders party thereto from time to time, Bank of America, N.A., as administrative agent, collateral agent, issuing lender and swingline lender, JPMorgan Chase Bank, N.A., as issuing lender, Bank of America, N.A., Credit Suisse Securities (USA) LLC and UBS Securities LLC, as joint lead arrangers, Bank of America, N.A., Credit Suisse Securities (USA) LLC, UBS Securities LLC, J.P. Morgan Securities LLC, RBS Securities Inc., Deutsche Bank Securities Inc., Goldman Sachs Bank USA and HSBC Securities (USA) Inc., as joint bookrunners, Credit Suisse Securities (USA) LLC and UBS Securities LLC, as co-syndication agents, and J.P. Morgan Securities LLC, The Royal Bank of Scotland plc, Deutsche Bank Securities Inc., Goldman Sachs Bank USA and HSBC Securities (USA) Inc., as co-documentation agents. (incorporated by reference to Exhibit 10.1 to the Company's Current Report on Form 8-K filed on October 18, 2013).

10.2
Guarantee and Collateral Agreement, dated as of October 18, 2013, by and among the Company, Scientific Games International, Inc., the guarantor parties named therein and Bank of America, N.A. (incorporated by reference to Exhibit 10.2 to the Company's Current Report on Form 8-K filed on October 18, 2013).

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

101
Financial statements from the Quarterly Report on Form 10-Q of the Company for the quarter ended September 30, 2013, filed on November 8, 2013, formatted in Extensible Business Reporting Language (XBRL): (i) the Consolidated Statements of Operations and Comprehensive Income, (ii) the Consolidated Balance Sheets, (iii) the Consolidated Statements of Cash Flows and (iv) the Notes to Consolidated Financial Statements tagged as blocks of text. (†)(*)

(†) Filed herewith.
(*) Pursuant to Rule 406T of Regulation S-T, the XBRL-related information in Exhibit 101 to this Quarterly Report on Form 10-Q shall not be deemed "filed" for purposes of Section 18 of the Securities Exchange Act of 1934, or otherwise subject to liability of that section and shall not be incorporated by reference into any filing or other document pursuant to the Securities Act of 1933, except as shall be expressly set forth by specific reference in such filing or document.

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

SCIENTIFIC GAMES CORPORATION
(Registrant)

		By:	/s/ Jeffrey S. Lipkin
		Name:	Jeffrey S. Lipkin
		Title:	Senior Vice President and Chief Financial Officer

		By:	/s/ Jeffrey B. Johnson
		Name:	Jeffrey B. Johnson
		Title:	Vice President Finance and Chief Accounting Officer

Dated:	November 8, 2013