Form 10-K
period 2013-12-31
SCIENTIFIC GAMES CORP
filed 2014-03-17
CIK 750004

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
WASHINGTON, D.C. 20549
FORM 10-K

☒ ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the fiscal year ended: December 31, 2013
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
Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Act). Yes ☐    No ☒
As of June 30, 2013, the market value of voting and non-voting common equity held by non-affiliates of the registrant was $545,560,256 (1).
Common shares outstanding as of March 10, 2014 were 83,933,250.
         DOCUMENTS INCORPORATED BY REFERENCE
Portions of the registrant's proxy statement relating to the 2014 annual meeting of stockholders are incorporated by reference in Part III. The proxy statement will be filed with the Securities and Exchange Commission no later than 120 days after the conclusion of the registrant's fiscal year ended December 31, 2013.
________________________________________________________________________________________________________________________________

(1)	For this purpose only, "non-affiliates" excludes directors and executive officers.
         EXHIBIT INDEX APPEARS ON PAGE 149

Glossary of Terms

The following terms or acronyms used in this Form 10-K are defined below:

Term or Acronym	Definition
2016 Notes	7.875% senior subordinated notes due 2016
2018 Notes	8.125% senior subordinated notes due 2018
2019 Notes	9.250% senior subordinated notes due 2019
2020 Notes	6.250% senior subordinated notes due 2020
ADS	Technology and Gaming, Ltd.
ASC	Accounting Standards Codification
ASU	Accounting Standards Update
Barcrest	Barcrest Group Limited
China Loans	RMB denominated loans due 2014
coin-in	the amount wagered
CSG	Beijing CITIC Scientific Games Technology Co., Ltd.
CSL	China Sports Lottery
FASB	Financial Accounting Standards Board
Global Draw	The Global Draw Limited
GLB	Beijing Guard Libang Technology Co., Ltd.
Hellenic Lotteries	Hellenic Lotteries S.A.
ITL	International Terminal Leasing
LAP	local-area progressive
LBO	licensed betting office
LNS	Lotterie Nazionali S.r.l.
net win	coin-in less payouts
Northstar Illinois	Northstar Lottery Group, LLC
Northstar New Jersey	Northstar New Jersey Lottery Group, LLC
Note	refers to a note to our Consolidated Financial Statements in this Annual Report on Form 10-K, unless otherwise noted
Parspro	Parspro.com ehf
participation	with respect to our lottery business, refers to a contract or arrangement in which the Company is paid based on a percentage of retail sales
PMA	private management agreement
Provoloto	SG Provoloto, S. de R.L. de C.V.
R&D	research and development
Racing Business	racing and venue management businesses
RCN	Roberts Communications Network, LLC
RFP	request for proposal
RMB	Chinese Renminbi Yuan
RSU	restricted stock unit
SEC	Securities and Exchange Commission
SG&A	selling, general and administrative
Sportech	Sportech plc
U.S.	United States of America
U.S. GAAP	accounting principles generally accepted in the United States of America
VLT	video lottery terminal
WAP	wide-area progressive
WMS	WMS Industries Inc.

PART I
FORWARD-LOOKING STATEMENTS
Throughout this Annual Report on Form 10-K, we make "forward-looking statements" within the meaning of the U.S. Private Securities Litigation Reform Act of 1995. Forward-looking statements describe future expectations, plans, results or strategies and can often be identified by the use of terminology such as "may," "will," "estimate," "intend," "continue," "believe," "expect," "anticipate," "should," "could," "potential," "opportunity," or similar terminology. The forward-looking statements contained in this Annual Report on Form 10-K are generally located in the material set forth under the headings "Business," "Risk Factors" and "Management's Discussion and Analysis of Financial Condition and Results of Operations" but may be found in other locations as well. These statements are based upon management's current expectations, assumptions and estimates and are not guarantees of timing, future results or performance. Actual results may differ materially from those contemplated in these statements due to a variety of risks and uncertainties and other factors, including, among other things:

•	competition;

•	U.S. and international economic and industry conditions;

•	slow growth of new gaming jurisdictions, slow addition of casinos in existing jurisdictions and declines in the replacement cycle of gaming machines;

•	ownership changes and consolidation in the casino industry;

•	opposition to the expansion of legalized gaming;

•	ability to adapt to, and offer products that keep pace with, evolving technology;

•	ability to develop successful gaming concepts and content;

•	laws and government regulation, including those relating to gaming licenses and environmental laws;

•	inability to identify and capitalize on trends and changes in the lottery and gaming industries, including the expansion of interactive gaming;

•	dependence upon key providers in our social gaming business;

•	retention and renewal of existing contracts and entry into new or revised contracts;

•	level of our indebtedness, availability and adequacy of cash flows to satisfy obligations or future needs, and restrictions and covenants in our debt agreements

•	protection of our intellectual property, ability to license third party intellectual property, and the intellectual property rights of others;

•	security and integrity of our software and systems and reliance on or failures in our information technology systems;

•	natural events that disrupt our operations or those of our customers, suppliers or regulators;

•
inability to benefit from, and risks associated with, strategic equity investments and relationships, including (1) the inability of our joint venture to meet the net income targets or otherwise to realize the anticipated benefits under its PMA with the Illinois Lottery, (2) the inability of our joint venture to meet the net income targets or other requirements under its agreement to provide marketing and sales services to the New Jersey Lottery or otherwise to realize the anticipated benefits under such agreement (including as a result of a protest) and (3) failure to realize the anticipated benefits related to the award to our consortium of an instant lottery game concession in Greece;

•
failure to achieve the intended benefits of the WMS acquisition, including due to the inability to realize synergies in the anticipated amounts or within the contemplated time-frames or cost expectations, or at all;

•	inability to complete and integrate future acquisitions;

•	restructuring costs, revenue recognition standards and impairment charges;

•	fluctuations in our results due to seasonality and other factors;

•	dependence on suppliers and manufacturers;

•	risks relating to foreign operations, including fluctuations in foreign currency exchange rates;

•	dependence on our employees;

•
litigation and other liabilities relating to our business, including litigation and liabilities relating to our contracts and licenses, our products and systems, our employees, intellectual property and our strategic relationships;

•	influence of certain stockholders; and

•	stock price volatility.

Additional information regarding risks and uncertainties and other factors that could cause actual results to differ materially from those contemplated in forward-looking statements is included from time to time in our filings with the SEC, including under the heading "Risk Factors" in this Annual Report on Form 10-K. Forward-looking statements speak only as of the date they are made and, except for our ongoing obligations under the U.S. federal securities laws, we undertake no obligation to publicly update any forward-looking statements whether as a result of new information, future events or otherwise.

You should also note that this Annual Report on Form 10-K may contain references to industry market data and certain industry forecasts. Industry market data and industry forecasts are obtained from publicly available information and industry publications. Industry publications generally state that the information contained therein has been obtained from sources believed to be reliable, but that the accuracy and completeness of that information is not guaranteed. While we believe industry information to be accurate, it is not independently verified by us and we do not make any representation as to the accuracy of that information. In general, we believe there is less publicly available information concerning the international lottery and gaming industries than the lottery and gaming industries in the U.S.
ITEM 1.    BUSINESS
Unless otherwise specified or the context otherwise indicates, all references to the words "Scientific Games," "we," "us," "our," and the "Company" refer to Scientific Games Corporation and its consolidated entities. "SGI" refers to Scientific Games International, Inc., a wholly owned subsidiary of Scientific Games Corporation. "U.S." jurisdictions refer to the 50 states in the U.S. plus the District of Columbia and Puerto Rico and "international" refers to non-U.S. jurisdictions.
Scientific Games Corporation was incorporated in the state of Delaware on July 2, 1984. We are a leading developer of technology-based products and services and associated content for worldwide gaming and lottery markets.  The Company’s portfolio includes: instant and draw-based lottery games; electronic gaming machines and game content; server-based lottery and gaming systems; sports betting technology; loyalty and rewards programs; and social, mobile and interactive content and services.  We also gain access to technologies and pursue global expansion through strategic acquisitions and equity investments. We operate our business in the lottery and gaming industries, and within those industries we report our operations in three business segments—Instant Products, Lottery Systems and Gaming.
On October 18, 2013, the Company acquired WMS for $1,485.9 million, creating one of the largest diversified global gaming suppliers.
Our mission is to be a global leader in providing technology, gaming content and services to the regulated lottery and gaming industries. We seek to realize this goal in a manner that maximizes value for our stockholders. The key elements of our corporate strategy include: (a) growing our customers’ revenues and capturing new growth opportunities by accelerating development of innovative content and technology; (b) capitalizing upon our increased scope and scale following the WMS acquisition while leveraging the complementary capabilities of each organization; and (c) continuously improving our core competencies.
Lottery Industry
Lotteries are operated by U.S. and international governmental authorities and their licensees in approximately 180 jurisdictions throughout the world. Governments typically authorize lotteries as a means of generating revenues without imposing additional taxes. Net lottery proceeds are generally set aside for public purposes, such as education, aid to the elderly, conservation, transportation and economic development. Many jurisdictions have come to rely on the proceeds from lottery game sales as a significant source of funding for these programs. Although there are many types of lottery games worldwide, the two principal categories of products offered are draw lottery games and instant lottery games. Currently 44 U.S. jurisdictions offer instant game lotteries and 45 jurisdictions offer draw lotteries.
An instant lottery game is typically played by removing a scratch-off coating from a preprinted ticket to determine whether it is a winner. Draw lottery games, such as Powerball® and Mega Millions®, are based on a random selection of a series of numbers, and prizes are generally based on the number of winners who share the prize pool, although set prizes are also offered. Draw lottery games are provided through a lottery system in which lottery terminals in retail outlets are continuously connected to a central computer system for the activation, sale and validation of lottery games and related functions. A lottery system may also be used to validate instant lottery games to confirm that a ticket is a winner and prevent duplicate payments. In some jurisdictions, separate instant game validation systems may be installed.
Lotteries may offer a range of other games. In the U.S., some lotteries offer high frequency games such as keno, which is typically played every four to five minutes in restricted social settings, such as bars, and is usually offered as an extension of the lottery system.
Based on third party data, U.S. instant lottery game retail sales and draw lottery retail sales totaled approximately $37 billion and approximately $26 billion, respectively, during the U.S. lottery industry's 2013 fiscal year (which in most U.S. jurisdictions ended on June 30, 2013). Based on published industry information, we estimate that worldwide instant lottery game retail sales and worldwide draw lottery retail sales totaled approximately $76 billion and approximately $199 billion, respectively, during fiscal year 2012.

Segments
Effective in the fourth quarter of 2013, we revised our operating segments to reflect the re-organization of our business following the WMS acquisition and the financial information regularly reviewed by our chief executive officer. Based on that review, we changed the name of our "Printed Products" business segment to "Instant Products" to more clearly describe the instant lottery tickets and related products and services within that segment. We also changed the relevant revenue and cost of revenue descriptions on the consolidated statements of operations and comprehensive income from "instant tickets" to "instant games." These description changes had no impact on the operations of the business or the amounts included in the consolidated statements of operations and comprehensive income for any of the years presented. In addition, as a result of the re-organization, our video systems operating segment now resides in the Gaming business segment rather than the Lottery Systems business segment. This change, which was effective as of December 31, 2013, had no impact on the Company's consolidated financial statements for any periods. Prior period reportable segment information for the years ended December 31, 2012 and 2011 has been adjusted to reflect the change in reportable segment reporting. See Note 2 (Business and Geographic Segments) for additional information regarding our business segments.
The following table summarizes the primary business activities and equity investments included in the Instant Products and Lottery Systems business segments.

Segment	Primary Business Activities	Strategic Equity Investments

Instant Products	• Designing, printing and selling instant lottery games	• LNS—20% equity interest in the operator of the Gratta e Vinci instant ticket lottery in Italy
	• Providing instant game-related services	• Northstar Illinois—20% equity interest in the private manager of the Illinois Lottery
	• Sublicensing brands and providing promotional products	• Northstar New Jersey—17.69% equity interest in the operating entity that provides marketing and sales services to the New Jersey Lottery
	• Supplying player loyalty programs, merchandising services and interactive marketing campaigns	• Hellenic Lotteries—16.5% equity interest in the operator of the Greek state lotteries
	• Printing and selling phone cards	• CSG—49% equity interest in the instant game supplier to the China Sports Lottery

Lottery Systems	• Providing lottery systems, including equipment, software, data communication services and support	• GLB—50% equity interest in a provider of lottery systems and services for the China Welfare Lottery
• Providing instant game validation systems
• Providing software, hardware and related services for sports wagering and keno systems

The types of products and services from which each segment derives its revenues are discussed in Note 1 (Description of the Business and Summary of Significant Accounting Policies). Certain financial information relating to our segments, including revenue, operating income (loss) and total assets for the last three fiscal years and revenue and assets in the U.S. and other geographic areas is included in Note 2 (Business and Geographic Segments). Risks related to our international operations are described under the heading "Risk Factors" in Item 1A of this Annual Report on Form 10-K.
Instant Products
Our Instant Products segment is primarily comprised of our global instant lottery games business. We generate revenue from the manufacturing and sale of instant lottery games, as well as the provision of value-added services such as game design, sales and marketing support, specialty games and promotions, inventory management and warehousing and fulfillment services. We believe these services help lotteries effectively manage and support their operations, achieve higher retail sales and lower operating costs. We also provide licensed games and promotional and interactive marketing service to the lottery industry.

In 1974, we introduced the first secure instant lottery game ticket. We believe we are the leading designer, manufacturer and distributor of instant lottery games in the world. We market instant lottery games and related services to U.S. and international lotteries and commercial customers. We supply instant lottery games to 40 of the 44 U.S. jurisdictions that sell instant lottery games and have sold instant lottery games to customers in approximately 50 countries. Our U.S. instant lottery game contracts typically have an initial term of three to five years and frequently include multiple renewal options for additional periods ranging from one to five years, which our customers have generally exercised in the past. We typically sell our instant lottery games on a price-per-unit or participation basis. Certain of our international customers purchase instant lottery games as needed rather than under multi-game supply contracts.
Some of our contracts bundle the design and manufacturing of instant lottery games, instant game management systems and marketing and other services, such as the design and installation of game management software, inventory and distribution, sales, accounting, training and advisory services, market research, and retailer training and recruitment. We are typically paid on a participation basis under these contracts.
We operate five instant lottery game printing facilities across four continents (including the facility owned by CSG) with an aggregate capacity to print in excess of 46 billion 2" by 4" equivalent standard instant lottery tickets annually. Our instant lottery tickets are typically printed on recyclable ticket stock by a series of computer-controlled presses and ink-jet imagers, which we believe incorporate the most advanced technology and security in the industry. Instant lottery tickets generally range in size from 2" by 3" to as large as 8" by 12".
The technology and security capabilities necessary to manufacture and service instant lottery games continue to separate our business from conventional forms of printing. We believe we are generally recognized within the lottery industry as the leader in applying computer-based technologies to the manufacturing and sale of instant lottery games. In order to maintain our position as a leading innovator within the lottery industry, we intend to continue to invest in the development of new technologies for instant lottery games and systems.
We provide lotteries with access to some of the world's most popular entertainment brands on lottery products, which we believe helps increase our customers' instant game sales. Our licensed entertainment brands include Harley-Davidson®, Loteria®, Major League Baseball®, MONOPOLY™, National Basketball Association®, The Price is Right®, Slingo®, and Wheel-of-Fortune®. We also provide branded merchandise, advertising, promotional support, drawing management services and prize fulfillment programs. In addition, we offer lotteries interactive marketing services through our Properties Plus® program which features players clubs, reward programs, second chance promotional websites, interactive games and subscription systems that enable players to purchase lottery games securely over the internet.
We have strategic equity investments in LNS, Northstar Illinois, Northstar New Jersey and Hellenic Lotteries, which entities operate or assist in the operation of lotteries. We are also the primary provider of instant lottery games to LNS and Northstar New Jersey and the exclusive provider of instant lottery games to Northstar Illinois. We will also be the primary instant lottery game provider to Hellenic Lotteries once operations commence, which is expected to occur during the first half of 2014. Additional information regarding these equity investments is included in Note 11 (Equity Investments).
Lottery Systems
We are a leading provider of customized computer software, software support, equipment and data communication services to lotteries. In the U.S., we typically provide equipment, software and maintenance services on a participation basis pursuant to long-term contracts that typically have an initial term of at least five years. Our U.S. contracts typically contain multiple renewal options that generally have been exercised by our customers in the past. Internationally, we typically sell point-of-sale terminals and/or computer software to lotteries and may provide ongoing fee-based systems and software support services.
Our lottery systems use proprietary technology that facilitates high-speed processing of draw lottery game wagers as well as validation of winning draw and instant lottery games. Our lottery systems business includes the supply of proprietary transaction-processing software, draw lottery games, keno, point-of-sale terminals, central site computers and communication platforms as well as ongoing operational support and maintenance services. We have contracts to operate lottery systems for 10 of the 45 U.S. jurisdictions that operate draw lotteries. In addition, we have a contract with the manager of the Indiana lottery to operate the lottery system in the state of Indiana. We believe we are the second largest supplier of lottery systems in the U.S. and a leading supplier in Europe. Internationally, we have lottery systems operating in Canada, China, France, Germany, Hungary, Iceland, Israel, Italy, Latvia, Mexico, Norway, the Philippines, Spain and Switzerland. We are the exclusive provider of instant game validation services to the CSL under an agreement that expires in January 2016. For additional information regarding our agreement with the CSL, see "Management's Discussion and Analysis of Financial Condition and Results of Operations—Results of Operations" in Item 7 of this Annual Report on Form 10-K. We have a strategic equity investment in

GLB, a provider of lottery systems and services for the China Welfare Lottery. Additional information regarding our equity investment in GLB is included in Note 11 (Equity Investments).
Contract Procurement
Lotteries in the U.S. typically operate under state-mandated public procurement regulations. See further discussion in "Government Regulation" in this Item 1 of this Annual Report on Form 10-K. Lotteries typically select an instant game or online supplier by issuing a RFP, which outlines the products and services to be delivered and related contractual obligations. An evaluation committee frequently comprised of key lottery staff typically evaluates RFP responses based on various criteria, including the quality of product and/or technical solutions, security plan and features, experience in the industry, quality of personnel and services to be delivered, and price. We believe that our product functionality and game content, the quality of our personnel, our technical expertise and our demonstrated ability to help lotteries increase their revenues may give us an advantage relative to our competitors when responding to lottery RFPs in the U.S. However, many lotteries award contracts to the qualified vendor strictly based on their offering the lowest price, regardless of these other factors. Contract awards by lottery authorities are sometimes challenged by vendors that were not selected, which can result in protracted legal proceedings.
Internationally, lottery authorities do not always utilize a formal bidding process, but rather may engage in bilateral negotiations with one or more potential vendors. Our international lottery service contracts typically include automatic renewal provisions and/or do not have specified expiration dates. These service contracts can generally be terminated at any time upon notification by either the customer or us subject to the applicable notice periods.
The table below lists our more significant lottery contracts representing approximately 43% of our combined Instant Products and Lottery Systems revenue. The U.S. lottery industry's 2013 fiscal year generally ended on June 30, 2013. We are the exclusive provider of systems in all such lottery systems contracts and the primary supplier of instant lottery games where noted below. The commencement date of the contract is the date we began generating revenue under such contract, which for our lottery contracts is typically the start-up date. The table below also includes instant or draw lottery game retail sales, if publicly available, for each jurisdiction.

Lottery/Operator	Fiscal 2013 State Instant Game or Lottery Systems Retail Sales (in millions)	Type of Contract	Commencement Date of Current Contract	Expiration Date of Current Contract (before any exercise of remaining renewal options)	Current Renewal Options Remaining
Instant Products
Florida *	$3,029	Participation	October 2008	September 2018	None
Georgia *	$2,631	Participation	September 2003	September 2018	None
Northstar Illinois *	$1,768	Participation	July 2011	January 2021	None
Pennsylvania *	$2,305	Participation	August 2007	August 2015	2 one-year
Camelot Group plc (U.K.) (1)	$2,836	Participation	November 2013	January 2023	None
Loto-Québec (Canada) (2)	$417	Price-per-unit	February 2007	January 2014	None
Loto-Québec (Canada) (3)	$417	Price-per-unit	February 2010	February 2015	2 one-year
La Francaise des Jeux (France) (4)	N/A	Price-per-unit	December 2013	December 2016	3 one-year
LNS (Italy)	$12,178	Price-per-unit	October 2010	September 2019	1 nine-year
Lottery Systems
Maryland	$1,270	Lottery Systems	October 2005	June 2016	None
Pennsylvania	$1,394	Lottery Systems	January 2009	December 2014	4 one-year
Puerto Rico	$397	Lottery Systems	March 2005	June 2016	None
China Sports Lottery	$2,659	Lottery Systems	January 2008	January 2016	None
___________________________________________________________________________________________________________________________________
* Primary supplier

(1)	Camelot Group plc is the lottery operator of the U.K. National Lottery.

(2)
Following the expiration of our contract in January 2014, we have continued to provide instant lottery games to this customer under the previous contract terms. In November 2013, we were awarded a new price-per-unit contract with Loto-Québec that will represent a significantly smaller portion of such customer’s instant lottery game business than the recently expired contract. We understand that a contract has been awarded to one of our competitors for certain categories of instant games that we provided under the recently expired contract.

(3)	Contract for the supply of a special type of games.

(4)	Non-exclusive contract under which the lottery selects the instant game printer on a game-by-game basis.

Competition
The instant lottery game business is highly competitive and continues to be subject to intense price-based competition. Our principal instant lottery game competitors in the U.S. are Pollard Banknote Limited and Gtech S.p.A. Except as permitted by the North American Free Trade Agreement with respect to Canada, it is currently illegal to import lottery games into the U.S. from a foreign country. Our business could be adversely affected should additional international competitors in Canada export lottery products to the U.S. or should other international competitors establish instant game printing facilities in the U.S. or Canada to supply the U.S. Internationally, a number of instant lottery game vendors compete with us including the competitors noted above as well as diversified printers in India, China and Latin America. Our principal competitors in the provision of licensed games, promotional entertainment and loyalty or rewards programs to the lottery industry are Alchemy3 LLC, ePrize LLC, Gtech S.p.A., Pollard Banknote Limited and Intralot S.A.
The lottery systems business is also highly competitive and continues to be subject to intense price-based competition. Our principal competitors in this business are Gtech S.p.A., Intralot S.A. and Tattersalls Group. We also compete with various suppliers of lottery system components, such as terminals and computer systems, as well as lottery operators that internally develop their own systems.
As countries liberalize gaming regulations, lotteries may expand their scope by offering sports wagering, gaming machines, internet gaming or other forms of gaming, which may introduce new suppliers that compete with us for lottery customers. In some jurisdictions, the liberalization of gaming regulations has included the privatization or outsourcing of all or a portion of the lottery operations via a competitive bidding process. We believe Camelot Group plc, the Tattersalls Group, Gtech S.p.A. and Intralot, S.A to be among those who may bid on such opportunities.
Lottery Strategy
In our lottery business, we are focused on the following strategies:

•
Grow Customer Sales—A key component of our strategy is to help our customers grow their lottery revenue in a responsible manner, and thereby grow our revenue. We operate a significant portion of our business on a participation basis, where our revenue is based on a percentage of our customers' retail sales. While not directly linked, our revenue from our non-participation basis contracts also depends to some extent on the success of our customers. We employ performance and customer relationship management tools, including our proprietary Marketing Analysis and Planning System, to regularly evaluate performance and identify sales growth opportunities for our customers.

•
Enhance Products—Our lottery game development efforts are focused on delivering new games, features and functionality that maintain advanced security while delivering compelling games to players.  We believe that our database of over 30,000 instant games is the largest in the lottery industry and facilitates the analysis of game attributes and performance that assists us in game development. New lottery game features and functionality are also designed to leverage and promote our library of licensed brands as well as our players clubs, rewards programs and interactive second chance promotional websites.

•
Develop Sales Channels—We seek to develop technologies and processes that drive player traffic while causing minimal disruption to retail outlets, including social retail outlets such as bars and restaurants. Development efforts have recently focused on handheld, gas-pump and other non-traditional validating and vending solutions that may be particularly attractive to large retail chains and convenience outlets (including gasoline station operators) that do not currently sell lottery games.  We have also developed self-service vending machines and other solutions that address retailer-specific conditions, as well as internet subscription services that enable the purchase of lottery games directly from lottery websites.

•
Manage the Lottery Value Chain—We endeavor to manage as much of our customers’ value chain as possible.  Controlling or influencing the management of games, inventory, logistics, marketing and/or retailer recruitment enables us to leverage our understanding of consumer drivers as well as our extensive experience in the lottery business, to increase retail sales.  Similarly, we pursue lottery out-sourcing and privatization opportunities both domestically and internationally where financially attractive. We recently entered into the Northstar New Jersey joint venture to pursue such opportunities in New Jersey.

•
Penetrate New Geographies—We invest in the pursuit of new international lottery business opportunities, including in jurisdictions serviced by our competitors as well as in jurisdictions without existing lottery operations.  We have recently secured new lottery business in Greece, Panama and the Dominican Republic. Our successful long-term partnerships with state-run lottery operators have also resulted in our being asked for guidance on establishing new lotteries and improving underdeveloped lotteries.
Gaming Industry
The gaming industry is a large and dynamic worldwide marketplace characterized by the rapid development of new technologies, products and game content in both land-based venues and online. Gaming products and services are utilized by a diverse group of customers, including commercial and tribal casinos, riverboat casinos, horse and greyhound racetracks, bars, Jai Alai frontons, truck stops, night clubs, bingo and arcade halls, LBOs and similar venues, as well as interactive customers such as gaming website operators and social gaming players. In addition, U.S. and international lotteries may offer VLTs and other forms of gaming, such as bingo and sports wagering. The rapidly evolving interactive gaming sector includes online real-money gaming and social (non-wagering) gaming and is increasingly focused on products and services that operate on mobile products and platforms.
Our gaming machines are installed in all of the major regulated gaming jurisdictions in the U.S., as well as in approximately 145 international gaming jurisdictions. We believe the installed base of gaming machines in North America is approximately 940,000 units and has been relatively stable over the last few years. Growth of gaming in land-based venues is driven by the expansion of gaming in new and existing jurisdictions, the opening of new casinos, and the expansion of existing casinos. In addition, land-based gaming is significantly impacted by the rate at which casinos replace their gaming machines, which is itself dependent upon a number of factors, including casino customers’ capital budgets. Growth in interactive gaming is driven largely through new channels of distribution, such as the various new types of mobile gaming, and through the expansion of legal online real-money gaming and social gaming websites and portals.  Virtually all sectors of the gaming industry are impacted by changes in economic conditions that impact players’ disposable incomes.
Segment
The following table summarizes the primary business activities and investments included in the Gaming business segment.

Segment	Primary Business Activities	Strategic Equity Investments

Gaming	• Selling new and used gaming machines, conversion kits and parts to commercial, tribal and governmental gaming operators	• RCN—29.4% equity interest in a provider of communications services to racing and non-racing customers
	• Leasing or otherwise providing gaming machines, server-based gaming systems and content to commercial, tribal and governmental gaming operators.	• Sportech—20% equity interest in an operator and supplier of sports pools and tote systems (sold on January 9, 2014)
	• Providing video lottery central monitoring and control systems and networks for gaming regulators	• ITL—50% equity interest in an entity from which we lease gaming machines and provide them to our customers
• Providing interactive services, including social gaming and game content for real-money gaming websites, for both desktop and mobile devices

The types of products and services from which the Gaming segment derives its revenues are discussed in Note 1 (Description of the Business and Summary of Significant Accounting Policies). Certain financial information relating to our segments, including segment revenue, operating income (loss) and total assets for the last three fiscal years is included in Note 2 (Business and Geographic Segments). Risks related to our international operations are described under the heading "Risk Factors" in Item 1A of this Annual Report on Form 10-K. Information regarding our equity investments in the Gaming segment is included in Note 11 (Equity Investments).
We generate revenues within our Gaming segment in two principal ways: product sales and services.

Product sales
Our product sales include the sale of new and used video or mechanical reel gaming machines to casinos, other gaming machine operators and wide-area gaming operators as well as sales of VLTs, conversion kits (including game, hardware or operating system conversions), parts and game content.

•
Video gaming machines: The majority of our product sales are derived from sales of video gaming machines containing games where casino patrons wager on multiple pay-lines. These gaming machines include our WMS Bluebird®2 , Bluebird xD™, Bluebird2e and Blade™ branded gaming cabinets that combine advanced graphics, digital music and sound effects and secondary bonus games. The primary game feature of our video products is a video screen that simulates traditional mechanical reel spinning action or that provides innovative variations on the movement and play action of the symbols on the video screen, such as our Cascading Reels™ and Rotating Wild® series.

•
Mechanical reel gaming machines: Our Bluebird2, Bluebird xD and Bluebird2e and, beginning in March 2014, Blade cabinets include five-reel and three-reel, single-line and multi-line and multi-coin games and feature our Transmissive Reels® technology, which combines traditional mechanical reel spinning technology with video technology in a single gaming machine.

•	Parts sales, conversion kits, used gaming machines and game content: We sell replacement parts, used gaming machines and hardware, operating system and content conversion kits for our gaming machines.
Services
Our services revenue includes revenue earned from participation games, other services and our interactive business. Participation games are gaming machines provided to customers through service or leasing arrangements in which our revenues are calculated based on: (1) a percentage of net win; (2) fixed daily fees; (3) a percentage of the coin-in; or (4) a combination of a fixed daily fee and a percentage of the coin-in. We categorize our participation gaming machines as (1) WAP and premium participation games and (2) other leased and participation games.
WAP and premium participation games

•
WAP participation games: WAP participation games are electronically linked gaming machines that are located across multiple casinos within a single gaming jurisdiction, or across Native American gaming jurisdictions. Players across linked gaming machines contribute to and compete for large, system-wide progressive jackpots that are designed to increase gaming machine play for participating casinos by giving the players the opportunity to win a larger jackpot than on a non-WAP gaming machine. We are responsible for funding WAP jackpots. We create WAP games using our proprietary brands and licensed brands such as MONOPOLY™, THE WIZARD OF OZ, SPIDER-MAN™, THE LORD OF THE RINGS™ and WILLY WONKA AND THE CHOCOLATE FACTORY™. We operate WAP systems in Arizona, Colorado, Mississippi, Missouri, Nevada and New Jersey, as well as in Native American casinos.

•
Premium participation games: We offer two types of non-WAP premium participation games: LAP and standalone. LAP games are gaming machines that are located within a single casino and are electronically linked to a progressive jackpot for that specific casino. Our LAP gaming machines feature games using our proprietary brands such as Jackpot Party Progressive®, Life of Luxury® Progressive, Reel ‘em In: Greatest Catch®, Kingdom of the Titans®, and Treasures of the World™, as well as licensed brands such as THE GODFATHER® brand. Our LAP products leverage both exclusive brand names and game play intellectual property, and typically offer players the chance to win multiple progressive jackpots, all of which tend to result in a higher average bet on these games. Net win per gaming machine for LAP games is generally similar to non-linked standalone gaming machines on a casino floor. We also provide certain standalone participation games that are not linked to other gaming machines. Our standalone games feature titles, among others, under the MONOPOLY brand and, in those jurisdictions where we do not operate a WAP system, THE WIZARD OF OZ, THE PRICE IS RIGHT®, CHEERS™, THE GAME OF LIFE™ and KISS® brands. Our standalone participation gaming machines generally feature larger, more elaborate top-boxes and provide game play experiences not possible on a single screen game or on gaming machines that we sell.

Other leased and participation games

•
We provide wide-area gaming operators, such as LBOs, bingo halls and arcades, a comprehensive package of server-based products and services under long term contracts that typically include gaming machines, remote management of game content and management information, central computer systems, secure data communication and field support services. We are typically paid a fee based on net win generated by these gaming machines (subject to certain adjustments as may be specified in a particular contract, including adjustments for taxes and other fees). Our business in this category consists of substantially all of the Company's gaming business prior to the WMS acquisition, which was primarily based in the U.K.

•
Certain customers lease our multi-game and single-game VLTs, which include video gaming machines, mechanical reel gaming machines and video poker games. Our VLTs may be operated as standalone units or may interface with central monitoring systems operated by government agencies. Our VLTs are typically located in places where casino-style gaming is not the only attraction, such as racetracks, bars and restaurants.

Other services

•
Customer-owned daily fee games: This category consists of gaming machines for which the customer purchases the base gaming machine and leases the top-box and game theme from us at a lower fixed daily lease payment than if they were to lease the entire gaming machine. Customer-owned daily fee games typically feature a second LCD screen in the top-box that provides additional bonus experiences for the player.

•
Class II and centrally determined systems: We offer video and mechanical-reel gaming machines and VLTs for Class II and certain VLT markets where the game outcome is determined by a central server system which we provide. These Class II systems primarily operate in Native American casinos in Washington, Florida and Oklahoma. We receive either a fixed daily fee or a percentage of the net win generated by the gaming machines or VLTs connected to the central determination system.

•
Licensing: We derive revenue from licensing our games and intellectual property to third parties. Methods for determining our license or royalty revenue vary, but are generally based on a fixed amount for each licensed game purchased, placed or shipped in a period, a fixed daily royalty amount for each game or a percentage of the revenue generated by the placement of the games.

Interactive
Our services revenue includes revenue from the provision of interactive gaming products and services for both real-money gaming and social gaming, available via desktop and mobile devices. We earn revenue in two primary ways:

•
Social Gaming: We host Jackpot® Party Social Casino (“JPSC”) on Facebook®, the Apple® platform, the Android® platform and the Kindle® platform. We earn revenue from the sale of virtual coins, which players can use to play (i.e., spin) our WMS® branded slot games.

•
Real-Money Gaming (“RMG”): We serve real-money gaming website operators, primarily in Europe, by offering our games on a revenue share basis. We host our game content on our centrally-located servers (often referred to as remote game servers) that are integrated into the operators’ websites. We typically earn a percentage of the operator’s net gaming revenue generated by the games we host.

Contract Procurement
Our gaming business product sales revenue is generated on an order-by-order basis. Certain of our gaming machines are sold with extended financing payment terms that are typically for a one-year period and, in some cases, up to three years. Except for contracts with our LBO customers, our VLT central monitoring and control systems contracts, and our other leased and participation products, our gaming services revenue contracts can be terminated at any time upon notification by either the customer or us subject to the applicable notice periods. Our interactive social revenue is typically generated from a high volume of one-time transactions, whereas our RMG revenue is generated under agreements with operators that typically have a duration of approximately three years.
Four large bookmakers operate approximately 86% of the LBOs in the U.K. In June 2013, Betfred Group Ltd. (“Betfred”) awarded an exclusive supply contract to one of our competitors that took effect following the expiration of our secondary supply contract with Betfred in December 2013. For the year ended December 31, 2013, our contracts with three of the large U.K. bookmakers represented a significant portion of the gaming service revenue from the Company's server-based gaming business. Our current contract with Ladbrokes plc commenced on October 22, 2013 and is set to expire on March 31, 2019. Our current contract with Gala Coral Group Ltd. commenced on January 1, 2010 and is set to expire on December 31, 2017. The revenue from our VLT central monitoring business is derived from six U.S. and three international customers and no individual contract represents a significant portion of our gaming service revenues.

Competition
The gaming machine and interactive gaming sectors are highly competitive and are characterized by the continuous introduction of new games, gaming machines and related technologies. We estimate that about 25 companies in the world manufacture gaming machines and VLTs for legalized gaming markets. In the categories of video and mechanical reel gaming machines, we compete primarily with International Game Technology ("IGT"), as well as Ainsworth Game Technology, Aristocrat Leisure Ltd, Aruze Gaming America, Inc., Atronic Casino Technology, a subsidiary of Gtech S.p.A., Bally Technologies, Inc., Franco Gaming Ltd., Inspired Gaming Group Limited, Konami Digital Entertainment, Inc., Multimedia Games, Inc. and the Novomatic Group of Companies. In the VLT category, we compete primarily with Bally, IGT, and Gtech Holdings Corporation and SPIELO International, both subsidiaries of Gtech S.p.A. Our principal direct competitor in our U.K. LBO business is Inspired Gaming Group Limited.
Our interactive gaming products and services primarily consist of social gaming and RMG.  In our social gaming business, our primary competitors are DoubleDown Interactive, a subsidiary of IGT, Caesars Entertainment Corporation, Big Fish Games Inc., Blue Shell Games LLC., High 5 Games and Zynga Inc.  In our RMG business, our primary competitors are Playtech Limited, Net Entertainment, Microgaming Software Systems Ltd., IGT, NYX Gaming Group, High 5 Games and SPIELO International.
Gaming Strategy
In our gaming business, we are focused on the following strategies:

•
Develop innovative content—We place great emphasis on producing high performing game content and have content development capabilities across 11 studios located on 4 continents. Substantial emphasis is placed on our Player Driven InnovationTM process which incorporates player feedback and market research into our content development process. We develop, acquire and license intellectual property and advanced technologies that we believe contribute to our development of innovative and appealing games.

•
Develop new gaming products—We seek to expand our gaming business through the development of new product offerings. In 2013, we developed a mechanical 3-reel spinning Blade cabinet that is expected to launch in March 2014 and our new Clarity gaming machine for our U.K. gaming business, which was launched in February 2014 in the Ladbrokes estate. We also look to diversify our portfolio of gaming products by expanding into adjacent product areas. For example, we have developed a kiosk that provides a secure and reliable cash management system for gaming payment transactions and reporting.

•
Expand into new geographies and segments while further penetrating existing markets—We currently serve a variety of operators, including major corporate casinos, Native American casinos, independent gaming and casino operators, and government-owned gaming operators, in substantially all legal gaming markets globally. We are focused on increasing our share with these operators. We are also focused on growing our customer base in new regions and further penetrating existing markets. We recently took over direct sales of our products in Australia and Peru, where we previously worked through distributors, as we believe our direct efforts can expand our share in each of these geographies.

•
Develop advanced gaming machine platforms—Our gaming software platforms are regularly updated to keep pace with the increasing complexity of game play requirements, regulatory requirements and expected future game theme software releases. Our new Blade and Gamefield xD® electronic gaming machines, released in the March 2013 quarter, contain the latest version of our operating system software, the CPU-NXT3 platform. We believe that this advanced platform allows us to develop our most advanced game content.

•
Expand our regulatory, administrative and CRM systems business—We are a leading provider of “Command, Monitor & Control Systems” (CMCS) to regulators of wide area gaming environments. We are seeking to leverage these core products and capabilities to provide a wider range of systems solutions to government and commercial operators around the world.

•
Grow our interactive business—We supply our content to third party interactive gaming customers and utilize it in our social gaming business. Our interactive gaming customers utilize our content as part of their real-money online gaming offerings. We see additional real-money online gaming opportunities across Europe and North America. In our social gaming business, we utilize our content by marketing it directly to consumers and on a B2B basis for casino customers. Recently, we expanded our JPSC offering with the addition of Goldfish® social casino, a social gaming site now available on Facebook and expected on mobile devices in the second quarter of 2014. We are focused on growing the business by expanding our product offerings, integrating with additional interactive gaming customers in existing and new jurisdictions, and further developing our mobile capabilities.

Research and Product Development
We believe our ability to attract new lottery and gaming customers and retain existing customers depends in part on our ability to continually develop new innovative games, hardware and functionality to enhance player entertainment. We are also focused on expanding utilization of the internet and other interactive technologies to grow playership. Our gaming machines are usually designed and programmed by our internal engineering staff and game development studios with the input and cooperation of our customers. We believe that many of our innovations have become industry standards.
Our Chicago R&D facility is a state-of-the-art technology campus and houses a large portion of our R&D team. We also have game development studios in Las Vegas, Sydney, Manchester and Pune, with additional R&D staff in other locations, including Atlanta, Reno and Vienna. Each of our game development studios works concurrently on multiple games and is staffed with producers, software developers, graphic artists, mathematicians, composers and game designers. During the years ended December 31, 2013, 2012 and 2011, we incurred R&D expense of $26.0 million, $6.6 million and $6.1 million, respectively.
Intellectual Property
Many of our products utilize intellectual property rights, including trademarks, copyrights and patents.  We consider a number of our U.S. and international patents to be, in the aggregate, material to our business. The terms of our patents vary based on the date and jurisdiction of filing. The term of U.S. patents generally expires 20 years from the date of filing. The actual protection afforded by a patent depends upon the type of patent, the scope of its coverage and the availability of legal remedies in the applicable country. Certain technology which is material to our lottery, gaming and interactive systems, gaming machines and processes is the subject of patents issued and patent applications currently pending in the U.S. and certain other countries. Our lottery business utilizes our patented and patent-pending technology in the production, secure printing, validation and distribution of instant lottery games. Our gaming and interactive businesses utilize our patented and patent-pending technology in games and associated platforms and systems. In addition, we patent and license game content as part of our licensed properties and gaming businesses. Our patents have various expiration dates through about 2033.
We market many of our products under trademarks and copyrights that provide product recognition and promote our portfolio of product offerings. We generally register our copyrights. In addition, we generally seek to register our trademarks for the names or symbols under which we market and license our significant products and game concepts.  Protection for trademarks exist in many countries, including the U.S., for as long as the trademark is registered and/or used.  Registrations are generally issued for fixed, but renewable terms, although trademark rights may exist whether or not a mark is registered.
We believe that our use of licensed brand names and related intellectual property contributes to the appeal and success of our products, and that our future ability to license, acquire or develop new brand names is important to our continued success. Therefore, we continue to invest in the recognition of our brands and brands that we license. Certain of our games are based on popular brands licensed from third parties, such as Hasbro International, Inc., Fremantle Media North America, CBS Studios Inc., Turner Entertainment Co., Warner Bros. Consumer Products Inc., Harley-Davidson, Major League Baseball and National Basketball Association. Brand license terms typically obligate us to make minimum guaranteed royalty payments over the duration of the license period and to make advance payments against those commitments. Licensors also typically have the right to inspect and approve the use of licensed property.
The following three licensed technologies from two separate parties are utilized in substantially all of our gaming machine products:

•
Several of our competitors have pooled their intellectual property patents relating to cashless gaming capabilities, specifically "ticket-in ticket-out" technology, which enables casino patrons to cash out from a gaming machine and receive a printed ticket instead of coins. We have a non-exclusive, royalty-bearing license for certain patents related to this technology with IGT through the expiration date of the relevant patents. Royalties related to product sales are passed through to our customers.

•
The original operating system for our Bluebird gaming machines, the CPU-NXT platform, was developed in 2003 by Sierra Design Group Inc., which is now owned by Bally Technologies, Inc. We have a perpetual license to use this technology with no continuing royalty obligation for this license. Our CPU-NXT2 and CPU-NXT3 operating systems were developed internally and are based on the CPU-NXT platform.

•
In February 2008, we entered into a ten-year non-exclusive, royalty-bearing patent cross-license agreement with IGT. This agreement provides for a cross-license of intellectual property evidenced by certain patents owned by each of us relating to computing and networked gaming infrastructures.

From time to time we become aware of potential infringement of our intellectual property by competitors and other third parties and consider what action, if any, to take in that regard, including litigation where appropriate. We are also subject to threatened or actual intellectual property-related claims by third parties from time to time. See "Legal Proceedings" in Item 3 of this Annual Report on Form 10-K.
Production Processes, Sources and Availability of Components
Our dedicated computer-controlled printing process is specifically designed to produce secure instant lottery games for government-sanctioned lotteries. Our facilities support high-speed variable image printing, packaging and distribution of instant lottery games and capability to track instant scratch games from the point of production through delivery to retailers. Instant lottery games are delivered finished and ready for distribution by the lottery authority (or by us under certain contracts). An instant lottery game that has been removed at any point in the distribution chain in an unauthorized manner can be flagged and invalidated in the event that it is used to claim winnings. Paper and ink are the principal raw materials consumed in our instant lottery manufacturing operations.
Production of our lottery terminals (and related component products) primarily involves the assembly of electronic and mechanical components into more complex systems and products. Third-party vendors generally manufacture and assemble our lottery terminals. We normally have sufficient lead time between reaching an agreement and the commencement of operations so that we are able to provide our lottery customers with a fully functioning system that is customized to meet their requirements. The lead time for obtaining most of the electronic components that we use is approximately 90 days. We believe that this is consistent with our competitors' lead times and is also consistent with the needs of our customers. We place advance orders for those components that have long lead times in anticipation of firm purchase orders from our customers, provided that the investment in inventory and the risk of the customer order not materializing are deemed acceptable.
We currently produce substantially all of our gaming machines at our facility in Waukegan, Illinois. We also have finishing lines in our Las Vegas and Barcelona offices, as well as in Sydney, Midrand, South Africa and Buenos Aires. These finishing lines allow for the completion and testing of our gaming machine assemblies from our facility in Waukegan. We also refurbish used gaming machines at our Las Vegas facility. Manufacturing commitments are generally based on expected quarterly sales orders from customers. Due to uneven order flow from customers, component parts common to all gaming machines are purchased and assembled into partial products that are inventoried to be able to quickly fill final customer orders. Our manufacturing processes generally consist of assembling component parts and sub-assemblies into a complete gaming machine.
The raw materials used in manufacturing our lottery terminals, and gaming machines include various metals, plastics, wood, glass and numerous component parts, including electronic subassemblies, computer boards and LCD screens. We believe that our sources of supply of component parts and raw materials are generally adequate.
Seasonality
Our results of operations can fluctuate due to seasonal trends and other factors. Sales of our gaming machines to casinos are generally strongest in the spring and slowest in the summer, while service revenue from our participation gaming machines is generally strongest in the spring and summer. In general, land-based gaming machine play levels are highest in the spring and summer months and lower in the fall and winter months. See the risk factor captioned "-Our results of operations fluctuate due to seasonality and other factors and therefore, our periodic operating results are not guarantees of future performance." under the heading "Risk Factors" in Item 1A of this Annual Report on Form 10-K for additional information.
Employees
As of December 31, 2013, we employed approximately 5,200 persons worldwide, with 3,300 employed domestically and 1,900 employed internationally.
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

While we believe that we are in substantial compliance with all material lottery and gaming laws and regulatory requirements applicable to us, there can be no assurance that our activities or the activities of our customers will not become the subject of any regulatory or law enforcement proceeding or that any such proceeding would not have a material adverse impact on us or our operations or financial condition.
We have developed and implemented a rigorous internal compliance program in an effort to ensure that we comply with legal requirements imposed in connection with our lottery and gaming activities, as well as legal requirements generally applicable to all publicly traded companies. The compliance program is run on a day-to-day basis by our chief compliance officer with legal advice provided by attorneys in our legal and compliance departments as well as outside experts. The compliance program is overseen by the compliance committee of our board of directors, which is comprised entirely of non-employee directors. While we are firmly committed to full compliance with all applicable laws, there can be no assurance that our compliance program will prevent the violation of one or more laws or regulations, or that a violation by us or an employee will not result in the imposition of a monetary fine or suspension or revocation of one or more of our licenses.
In the European Union, various judgments by the Court of Justice of the European Union (CJEU) have addressed the approaches adopted by certain member states to restrict and/or regulate gaming.  Topics addressed in those judgments include: the ability of member states to grant, or to maintain, monopolies for lottery and other gaming activities and the power of a member state to limit access by lottery and/or gaming providers established elsewhere in the European Union. Several cases on these subjects are currently pending in the CJEU.
While we believe that we have developed the proper procedures and policies to comply with the requirements of these evolving laws and legal pronouncements, there can be no assurance that our activities or the activities of our customers will not become the subject of law enforcement proceedings or that any such proceedings would not have a material adverse impact on us or our business plans.
Furthermore, laws and regulations applicable to lotteries and gaming in U.S. and international jurisdictions are subject to change, and the effect of such changes on our ongoing and potential operations cannot be predicted with certainty.
From time to time, we retain government affairs representatives in various U.S. and international jurisdictions to advise elected and appointed officials and the public concerning our views on lottery and gaming-related legislation, as well as to monitor such legislation and to advise us in our relations with lottery and gaming authorities.
Lottery
Forty-five U.S. jurisdictions, all the Canadian provinces, Mexico, China and many other countries outside the U.S., including countries in Europe, currently authorize lotteries. The operations of lotteries in the U.S. and internationally are subject to extensive regulation. Although certain features of a lottery, such as the percentage of gross revenues that must be paid back to players in prize money, are usually set by legislation, lottery regulatory authorities generally exercise significant discretion, including with respect to the determination of the types of games played, the price of each wager, the manner in which the lottery is marketed and the selection of suppliers of equipment, technology and services and retailers of lottery products.
To ensure the integrity of contract awards and lottery operations, most jurisdictions require detailed background disclosure on a continuous basis from, and conduct background investigations of, vendors and their officers, directors, subsidiaries, affiliates and principal stockholders. Background investigations of the vendors' employees who will be directly responsible for the operation of lottery systems are also generally conducted, and most states reserve the right to require the removal of employees who they deem to be unsuitable or whose presence they believe may adversely affect the operational security or integrity of the lottery. Certain jurisdictions also require extensive personal and financial disclosure and background checks from persons and entities beneficially owning a specified percentage (typically five percent or more) of a vendor's securities. The failure of such beneficial owners of our securities to submit to background checks and provide such disclosure could result in the imposition of penalties upon these beneficial owners and could jeopardize the award of a lottery contract to us or provide grounds for termination of an existing lottery contract.
The award of lottery contracts and ongoing operations of lotteries in international jurisdictions are also extensively regulated, although international regulations typically vary from those prevailing in the U.S. Restrictions are frequently imposed on foreign companies seeking to do business in such jurisdictions and, as a consequence, we have in a number of instances allied ourselves with local companies when seeking international lottery contracts.
Gaming
We sell our games and gaming machines in legal gaming jurisdictions worldwide. The manufacture and distribution of gaming machines and related hardware and software is subject to regulation and approval by various city, county, state, provincial, federal, tribal and foreign agencies. The primary purposes of these rules are to (1) ensure the responsibility, financial stability and character of the parties involved in these activities through licensing requirements, (2) ensure the integrity and randomness of the machines and (3) prohibit the use of gaming machines at unauthorized locations or for the benefit of undesirable parties.
Typically, gaming regulations in the jurisdictions in which operate are established by statute and are administered by a regulatory agency with broad authority to interpret gaming regulations and to regulate gaming activities. Among other things, gaming authorities in the various jurisdictions in which we are licensed:

▪	adopt additional rules and regulations under the implementing statutes;

▪	investigate violations of gaming regulations;

▪	enforce gaming regulations and impose disciplinary sanctions for violations of such laws, including fines, penalties and revocation of gaming licenses;

▪	review the character and fitness of participants in gaming machine manufacturing and distribution and make determinations regarding their suitability or qualification for licensure;

▪	grant licenses for gaming machine manufacturing and distribution;

▪	review and approve transactions (such as acquisitions, material commercial transactions, securities offerings and debt transactions) engaged in by such participants; and

▪	establish and collect related fees and/or taxes.
We believe we hold all of the licenses and permits necessary to conduct our business. In all, we are authorized to sell or lease our gaming machines in approximately 395 jurisdictions worldwide (including jurisdictions that do not require licensing), including approximately 145 international gaming jurisdictions.
In addition, 16 U.S. states authorize wagering on VLTs at state regulated and licensed facilities. Although some states restrict VLTs to already existing wagering facilities (e.g., racetracks), others permit these machines to be placed at venues such as bars, restaurants, truck stops and other specifically licensed gaming facilities. In addition, all of the Canadian provinces and various other international jurisdictions have authorized VLTs.
Regulatory requirements vary among jurisdictions, but the majority of jurisdictions require licenses, permits or findings of suitability for our company, individual officers, directors, major stockholders and key employees. Our gaming hardware and software also must be approved either by a gaming authority laboratory or a private laboratory authorized by the gaming authority.
Interactive
In the United States, the Unlawful Internet Gambling Enforcement Act of 2006 ("UIGEA") prohibits among other things, the transmission of any wager by means of the internet where such wager is prohibited by any applicable law where initiated, received or otherwise made. UIGEA imposes potentially severe criminal and civil sanctions on the owners and operators of such systems and on financial institutions that process wagering transactions. The law contains a safe harbor for wagers placed within a single state (disregarding intermediate routing of the transmission) where the method of placing the bet and receiving the bet is authorized by that state's law, provided the underlying regulations establish appropriate age and location verification.
Within the past year, state-authorized internet casino gaming has been launched in Delaware and New Jersey and state authorized internet poker has been launched in Nevada. A number of other states are also considering adopting legislation to specifically authorize internet gaming or internet poker. Additionally, one state lottery has recently commenced offering internet instant lottery game sales and other lotteries are considering offering internet instant game sales to in-state lottery customers.
    However, there have been various bills proposed recently in the U.S. to restrict or prohibit internet gaming and lottery sales. Significant resources are being devoted to supporting these efforts. Although these efforts have generally not been successful, there can be no assurance that laws restricting internet gaming or lottery sales will not be passed at either the federal or state level.
To varying degrees, a number of European governments have taken steps to change the regulation of internet wagering through the implementation of new or revised licensing and taxation regimes, some of which include the imposition of sanctions on unlicensed providers.

Countries outside Europe and the U.S. have also begun evaluating internet gaming regulation and an increase in regulated markets outside of the U.S. and Europe is likely to continue.
We continue to devote significant attention to monitoring these developments. However, we cannot predict the timing, scope or terms of any state, federal or foreign regulations relating to internet gaming and lottery sales.
Additional Information Regarding Government Regulations
As the gaming regulations of many jurisdictions are similar and we operate in a large number of jurisdictions, we are not including descriptions of the specific gaming requirements in the different jurisdictions in which we operate. For additional information, we have filed a summary of the gaming regulations that govern our businesses as an exhibit to this Annual Report on Form 10-K, see Exhibit 99.9 “Gaming Regulations.” In addition, see "Risk Factors" in Item 1A of this Annual Report on Form 10-K for a discussion of risk factors related to gaming and lottery regulations to which we may be subject.
Executive Officers of the Company
Certain information regarding each of our executive officers is set forth below.

Name	Age	Position
David L. Kennedy	67	President and Chief Executive Officer
Jeffrey S. Lipkin	43	Senior Vice President and Chief Financial Officer
James C. Kennedy	57	Executive Vice President and Group Chief Executive of Lottery
William J. Huntley	64	Executive Vice President and Group Chief Executive of Gaming
Steve W. Beason	52	Enterprise Chief Technology Officer
Andrew E. Tomback	53	Senior Vice President and General Counsel
Larry A. Potts	66	Vice President, Chief Compliance Officer and Director of Security
Jeffrey B. Johnson	49	Vice President, Finance, and Chief Accounting Officer
David L. Kennedy was appointed to the position of President and Chief Executive Officer of the Company in November 2013. Mr. Kennedy continues to serve as Vice Chairman of the Board, a position he has held since October 2009. Mr. Kennedy served as an executive of the Company from November 2010 until March 2012, including as Chief Administrative Officer from April 2011 until March 2012. Mr. Kennedy also serves as Vice Chairman of the Board of Revlon, Inc. and is a director of Revlon Consumer Products Corporation. Mr. Kennedy has held senior executive positions with MacAndrews & Forbes Holdings, Inc., Revlon, Inc. and The Coca-Cola Company and affiliates during his 40-year business career.
Jeffrey S. Lipkin serves as Senior Vice President, Chief Financial Officer of the Company, a position he has held since joining the Company in April 2009. Prior to joining the Company, Mr. Lipkin was a Managing Director at Credit Suisse in the Media & Telecom group within the Investment Banking division. Mr. Lipkin joined Credit Suisse in September 2003. Prior to Credit Suisse, Mr. Lipkin spent five years in the Investment Banking division at Merrill Lynch & Co and spent four years in public accounting with Coopers & Lybrand LLP. Mr. Lipkin is a certified public accountant.
James C. Kennedy has served as Executive Vice President and Group Chief Executive of Lottery since September 2013. Prior to this role, Mr. Kennedy served as President of Printed Products and Chief Marketing Officer. From 2005 to 2011, Mr. Kennedy served as Senior Vice President of SGI, and prior to that, Mr. Kennedy served as Vice President of U.S. Sales for SGI. Prior to joining the Company in 1985, Mr. Kennedy was a Systems Engineer for Computer Task Group.
William J. Huntley has served as Executive Vice President and Group Chief Executive of Gaming since September 2013. Prior to this role, Mr. Huntley served as Executive Vice President and Chief Executive Officer, Systems, from January 2013 to September 2013 and President of Lottery Systems from January 2011 to January 2013. From February 2009 to December 2010, Mr. Huntley served as a consultant to the Company. Prior to that, Mr. Huntley served as President of Scientific Games Racing, LLC from 2006 to 2007, and President of the Systems Division of SGI from 2000 to 2006. Prior to that, Mr. Huntley served in various roles at Scientific Games and Autotote Corporation (which merged into SGI) since 1973.
     Steve W. Beason serves as Enterprise Chief Technology Officer. Mr. Beason served as Chief Technology Officer from August 2005 to January 2011 and President, Lottery Systems Group, from November 2006 to November 2010. Prior to joining the Company, Mr. Beason was Executive Director, Information Technology, of The Hong Kong Jockey Club managing a staff of nearly 400 information technology professionals.

Andrew E. Tomback joined Scientific Games as the Senior Vice President and General Counsel in December 2013.  Prior to joining the Company, Mr. Tomback was a partner at Zuckerman, Spaeder LLP, where he was a litigator in the firm’s New York office.  Previously, he was a partner for 14 years at Milbank, Tweed, Hadley and McCloy LLP.  Prior to entering private practice, Mr. Tomback was Deputy General Counsel of the Resolution Trust Corporation, Senior Advisor to Treasury Secretary Lloyd Bentsen, and an Assistant U.S. Attorney in the Criminal Division of the U.S. Attorney’s Office for the Southern District of New York.
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
Jeffrey B. Johnson joined the Company in September 2011 and serves as Vice President of Finance and Chief Accounting Officer. Previously, Mr. Johnson was the Executive Vice President and Chief Financial Officer for Tensar Corporation, a global engineering services and construction products manufacturing company. Prior to that, he served as Vice President, Corporate Controller and Chief Accounting Officer for Tempur-Pedic International Inc., a publicly traded consumer products company. Prior to 1999, Mr. Johnson was a Manager of Audit and Business Advisory Services at Andersen LLP. Mr. Johnson is a certified public accountant and a certified management accountant.
Access to Public Filings
We file annual reports, quarterly reports, current reports, proxy statements and other documents with the SEC under the Securities Exchange Act of 1934, as amended. Copies of any materials we file with the SEC are also available at the SEC’s Public Reference Room at 100 F Street, N.E. Washington, D.C. 20549. Information on the operation of the Public Reference Room may be obtained by calling the SEC at 1-800-SEC-0330. In addition, the SEC maintains an Internet site that contains reports, proxy and information statements and other information regarding issuers that file electronically with the SEC at www.sec.gov.
We make the following information available free of charge through the Investors link on our website at www.scientificgames.com:

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

ITEM 1A.    RISK FACTORS
The risks described below are not the only risks facing us. Please be aware that additional risks and uncertainties not currently known to us or that we currently deem to be immaterial could also materially and adversely affect our business operations. You should also refer to the other information contained in our periodic reports, including the Forward-Looking Statements section, our consolidated financial statements and the related notes and Management’s Discussion and Analysis of Financial Condition and Results of Operations for a further discussion of the risks, uncertainties and assumptions relating to our business. Except where the context otherwise indicates, references below to "we," "our," "ours," and "us" includes our subsidiaries, including WMS.
Risks Relating to our Business and Industry
We operate in highly competitive industries and our success depends on our ability to effectively compete with numerous domestic and foreign businesses.
We face significant competition as we seek to offer products and services in our traditional lottery and gaming businesses and in the evolving interactive lottery and interactive gaming industries, not only from our traditional competitors but also from a number of other domestic and foreign providers (or, in some cases, the operators themselves), some of which have substantially greater financial resources and/or experience than we do. In addition, we cannot assure you that our products and services will be successful or that we will be able to attract and retain players as our products and services compete with other offerings, which may impact our profitability.
Lottery
Our lottery business faces competition from a number of domestic and foreign businesses, some of which have substantially greater financial resources than we do, which impacts our ability to win new contracts and renew existing contracts. We continue to operate in a period of intense price-based competition, which has affected and could continue to affect the number and the profitability of the lottery contracts we win.
Contract awards by lottery authorities are sometimes challenged by unsuccessful bidders through costly and protracted legal proceedings that can result in delayed implementation or cancellation of awards. In addition, the U.S. lottery industry has matured such that the number of states conducting lotteries is unlikely to increase materially in the near-term.
We believe our principal competitors in the instant lottery game business have increased their production capacity, which has increased, and is expected to continue to increase, pricing pressures in the instant lottery game business, which may adversely affect our ability to win or renew instant lottery game contracts or may reduce the profitability of instant lottery game contracts that we do win. We also compete in the international instant lottery game business with low-price, low-quality printers in a regulated environment where laws are being reinterpreted so as to create competition from non-traditional lottery vendors and products. Our U.S. instant lottery game business could be adversely affected if additional foreign competitors operating in Canada export their lottery products to the U.S. if other foreign competitors establish printing facilities in the U.S. or Canada to supply the U.S.
We face increased price competition in our lottery systems business from our two principal competitors. Since late 2007, we have lost lottery systems contracts to our competitors following the expiration of those contracts in South Carolina, West Virginia, South Dakota, New Hampshire, Vermont and Colorado, as well as with the Atlantic Lottery Corporation.
As some jurisdictions seek to privatize or outsource lottery operations (including partial privatizations through private management agreements or otherwise), we face competition from both traditional and new competitors with respect to these opportunities. Our lottery systems contract with the Indiana lottery was terminated in 2013 in connection with the award of a private management agreement to one of our competitors. In some cases, we may find it necessary or desirable to enter into strategic relationships with third parties, including competitors, to pursue these opportunities.
Pricing pressures and privatization of some lotteries may also change the manner in which lottery system and instant lottery game contracts are awarded and the profitability of those contracts. Any future success of our lottery business will also depend, in part, on the success of the lottery industry in attracting and retaining players in the face of increased competition for these players' entertainment dollars, as well as our own success in developing innovative products and systems to achieve this goal. Our failure to achieve this goal could reduce our revenue from our lottery operations. Additionally, pressure on state and other government budgets could lead to other forms of gaming being legalized, which could adversely impact our lottery business.

Gaming
Our gaming business faces significant competition, including from illegal operators. We compete on price, pricing models, financing terms and the content, features, quality and functionality of our gaming products and services. The consolidation of casino operators and reduction in capital expenditures by casino operators resulting from the economic downturn and decreased player activity have significantly increased the level of competition among both casino operators and gaming machine providers. Although the expansion of land-based gaming increases demand for our gaming products, new casinos that open in certain jurisdictions compete with our existing casino customers for players, which may reduce our customers’ income and therefore decrease the capital available to them for purchasing our products. This increased competition for players among casinos has also led casino customers to increasingly focus on price in addition to performance, longevity and player acceptance when selecting gaming machines. Casinos also consider game performance when making their purchasing decisions. Game performance can be impacted by the number and placement of gaming machines on the casino floor. Therefore, we also compete to obtain space and favorable placement on casino gaming floors. Competitors with a larger installed base of gaming machines and more game themes than ours have an advantage in obtaining and retaining the most space and best positions in casinos. However, we also face competition from the increased number of small gaming equipment companies that have emerged in the gaming space in recent years. These small gaming equipment companies may focus their resources on developing a smaller number of high-performing products than we do, may offer more favorable pricing or financing to customers, and may offer customers gaming machines on a trial basis more frequently than we do, any of which could give them a competitive advantage.
Under certain circumstances, we have offered customers free conversion kits (and, in some cases, free gaming machines) in connection with the sale of new gaming machines or the placement of participation gaming machines. There can be no assurance that competitive pressure will not cause us to increase the number of free conversion kits or free gaming machines that we offer to our customers, which would decrease our expected margins.
Our casino gaming business expanded the use of extended payment term financing for gaming machine purchases and we expect to continue providing a higher level of extended payment term financing in this business until the economy improves and demand for such financings abates. We believe that our competitors have also increased the amount of extended payment term financings offered to customers. Our competitors may provide a greater amount of financing or better terms than we do and this may impact demand for our gaming machines.
In addition, some of our competitors have developed and sell or otherwise provide centralized player tracking and accounting systems to casino customers, which allows those customers to accumulate accounting and performance data about the operation of gaming machines. As we do not currently offer these systems, we may be at a competitive disadvantage.
Our interactive social gaming and interactive RMG businesses are also subject to significant competition. The interactive side of our business focuses on the supply of game content to online casino operators, and there are a number of competitors in that industry. Additionally, as we have expanded into interactive social gaming, several of our competitors and other companies have also introduced social gaming offerings and we anticipate that more companies will explore this opportunity in the future. In order to stay competitive in both our interactive social gaming and real money gaming businesses, we will need to continue to create game content that attracts players and invest in new and emerging technologies.
Unfavorable U.S. and international economic conditions may adversely affect our business and financial condition.
Unfavorable economic conditions, including recession, economic slowdown and relatively high rates of unemployment, have had, and may continue to have, a negative effect on our business and results of operations. We cannot fully predict the effects that unfavorable economic conditions and economic uncertainty will have on us as they also impact our customers, suppliers and business partners.
In our lottery business, we believe that the difficult economic conditions have contributed to reductions in spending on marketing by our customers and, in certain instances, less favorable terms under our contracts, as many of our customers face significant budget shortfalls and seek to cut costs.
In our gaming business, especially our participation business, our revenues are driven in large part by players’ disposable incomes and level of gaming activity. Unfavorable economic conditions have reduced the disposable incomes of casino patrons and resulted in fewer patrons visiting casinos and lower amounts spent per casino visit. A further or extended decline in disposable income could result in reduced play levels on our participation gaming machines, causing our cash flows and revenues from these products to decline. Additionally, higher airfares, gasoline prices and other costs may adversely affect the number of players visiting our customers’ casinos. A decline in play levels may also negatively impact the cash flows of our casino customers and their ability to purchase our products and services. Unfavorable economic conditions may result in volatility in the credit and equity markets. The difficulty or inability of our customers to generate or obtain adequate levels of capital to finance their ongoing operations may reduce their ability to purchase our products and services.

Current unfavorable economic conditions have impacted, and could continue to impact, the ability of our customers to make timely payments to us. In addition, continued unfavorable conditions could cause some of our gaming customers to ultimately declare bankruptcy, which would adversely affect our business. In recent years, our casino gaming business expanded the use of extended payment term financing for gaming machine purchases and we expect to continue providing a higher level of extended payment term financing in this business until demand from our customers for such financings abates. These financing arrangements may increase our collection risk and, if customers are not able to pay us, whether as a result of financial difficulties, bankruptcy or otherwise, we may incur provisions for bad debt related to our inability to collect certain receivables. In addition, both extended payment term financing and operating leases result in a delay in our receipt of cash, which reduces our cash balance, liquidity and financial flexibility to respond to changing economic events.
There are ongoing concerns regarding the debt burden of certain countries, particularly in Europe and South America, and their ability to meet their future financial obligations, which have resulted in downgrades of the debt ratings for these countries. We currently operate in, and our growth strategy may involve pursuing expansion or business opportunities in, certain of these countries, such as Italy and Greece. These sovereign debt concerns, whether real or perceived, could result in a recession, prolonged economic slowdown, or otherwise negatively impact the general health and stability of the economies in these countries or more broadly. In more severe cases, this could result in a limitation on the availability of capital, thereby restricting our liquidity and negatively impacting our operating results.
Our future profits may be negatively impacted by the slow growth of new gaming jurisdictions or slow addition of casinos in existing jurisdiction and by, declines in the replacement cycle of gaming machines.
Demand for our gaming products is driven by the establishment of new land-based or online gaming jurisdictions, the opening of additional casinos in existing jurisdictions, the expansion of existing casinos and the replacement of existing gaming machines in existing casinos. The opening of new casinos and expansion of existing casinos fluctuates with demand, economic conditions, regulatory approvals and the availability of financing. In addition, the expansion of gaming into new jurisdictions can be a protracted process. In the U.S., governments usually require a public referendum and legislative action before establishing or expanding gaming, whether in a land-based or online capacity. Any of these delays and challenges could delay, restrict or prohibit the expansion of our gaming operations and negatively impact our future profits.
Over the years, due to the economic slowdown, the replacement cycle for gaming machines has grown longer. Low levels of demand for gaming machine replacements could reduce the demand for our products and negatively impact our future profits.
Our future profits may be negatively impacted by ownership changes and consolidation in the casino industry.
As repeat customers represent a substantial part of our revenues in our casino gaming business, our business and profits could be affected if our casino customers are sold to or merge with other entities. Such entities may purchase more products and services of our competitors, reduce spending on our products, or cause downward pricing pressures. Consolidation among casino operators could result in order cancellations, a slowing in the replacement cycle for existing gaming machines, or require our current customers to purchase our competitors’ products, any of which could negatively impact our gaming business.
Gaming opponents persist in their efforts to curtail the expansion of legalized gaming, which, if successful, could limit the growth of our operations.
There is significant debate over, and opposition to, gaming (both land-based and interactive). There can be no assurance that this opposition will not succeed in preventing the legalization of gaming in jurisdictions where it is presently prohibited, prohibiting or limiting the expansion of gaming where it is currently permitted or causing the repeal of legalized gaming in any jurisdiction. Any successful effort to curtail the expansion of, or limit or prohibit, legalized gaming could have an adverse effect on our business, financial condition, results of operations or prospects.
Our success is dependent upon our ability to adapt to and offer products that keep pace with evolving technology related to our businesses.
The success of our products and services is affected by changing technology and evolving industry standards. Our ability to anticipate or respond to such changes and to develop and introduce new and enhanced products and services, including, but not limited to, games, gaming machines and interactive lottery and interactive gaming products and services, on a timely basis or at all is a significant factor affecting our ability to remain competitive, retain existing contracts or business, expand and attract new customers and players. There can be no assurance that we will achieve the necessary technological advances or have the financial resources needed to introduce new products or services on a timely basis or at all or that we will otherwise have the ability to compete effectively in the industries we serve.

In our gaming business, our success depends upon our ability to adapt our manufacturing capabilities and processes to meet the demands of producing new and innovative products. Because our newer products are generally more technologically sophisticated than those we have produced in the past, we must continually refine our production capabilities to meet the needs of our product innovations. If we cannot efficiently adapt our manufacturing infrastructure to meet the needs of our product innovations, or if we are unable to upgrade our production capacity in a timely manner, our gaming business could be negatively impacted. In addition, the social and mobile gaming landscape is rapidly evolving and is characterized by major fluctuations in the popularity of social and mobile products and platforms. We may be unable to develop products at a rate necessary to respond to these changes, or at all, or that anticipate the interests of social and mobile players.
Our success also depends on creating products and services with strong and sustained player appeal. We are under continuous pressure to anticipate player reactions to, and acceptance of, our new products, avoid jackpot fatigue (declining play levels on smaller jackpots) and continue to provide successful products that generate a high level of play. In some cases, a new game or gaming machine will only be accepted by our casino or interactive customers if we can demonstrate that it is likely to produce more revenue and net win and/or has more player appeal than our existing products and services or our competitors’ products and services.
WAP and premium participation gaming machines are replaced on short notice by casino operators if they do not meet and sustain revenue and profitability expectations. In addition, our gaming machines may be installed in casinos on a trial basis and customers may not ultimately purchase them after expiration of the trial period. Customers may cancel pending orders with us if our products are not performing to expectations at other casinos.
Our network gaming applications interface with operating system software on each gaming machine, which we refer to as a "game platform." The game platform manages the software needed to operate the gaming machine. Our network gaming applications, game platforms and the related computer systems are frequently updated and revised to keep pace with the ever-increasing complexity of modern game play, technology and regulatory requirements. We cannot assure you that we will be able to continue to update or manage these systems, obtain all necessary approvals to continue to operate such systems or that the approval process will not result in costly delays, lost network gaming application revenue or changes to our business plans.
In the past, we have experienced delays in launching new products due to the complex or innovative technologies embedded in our products. Such delays can cause a decrease in our revenue. If new participation game themes are not approved as quickly as anticipated and therefore do not replace older game themes as quickly as anticipated, we may experience a higher level of gaming machine removals due to the performance of such older game themes. Any such increase in removal levels may cause a reduction in our installed base of gaming machines and our revenues and profits.
We have invested, and may continue to invest, significant resources in R&D efforts. We invest in a number of areas, including product development for game and system-based hardware, software and game content. If a new product does not gain market acceptance, our business could be adversely affected. There can be no assurance that our investment in R&D will lead to successful new technologies or products. If a new product is not successful, we may not recover our development, regulatory approval or promotion costs.
Our success depends in part on our ability to develop, enhance and/or introduce successful gaming concepts and game content.
Our businesses develop and source game content both internally and through third-party suppliers. We also seek to secure third-party brands for incorporation into our game content. We believe that creative and appealing game content produces more revenue for our gaming machine customers and provides them with a competitive advantage, which in turn enhances our revenue and our ability to attract new business and to retain existing business. In our lottery business, we believe that innovative gaming concepts and game content, such as multiplier games and game content that incorporates licensed brands, can enhance the revenue of our lottery customers and distinguish us from our competitors. There can be no assurance that we will be able to sustain the success of our existing game content or effectively develop or obtain from third parties game content or licensed brands that will be widely accepted both by our customers and players.
We and our industries are subject to strict government regulations that may limit our existing operations and have an adverse impact on our ability to grow.
In the U.S. and many other countries, the provision of lottery and gaming products and services is subject to extensive and evolving regulation. These regulatory requirements vary from jurisdiction to jurisdiction. Therefore, we are subject to a wide range of complex laws and regulations in the jurisdictions in which we are licensed or operate. Most jurisdictions require that we be licensed, that our key personnel and certain of our security holders be found suitable or be licensed, and that our products be reviewed and approved before placement. Licenses, approvals or findings of suitability may be revoked, suspended or conditioned. If a license, approval or finding of suitability is required by a regulatory authority and we fail to seek or do not receive the necessary approval, license or finding of suitability, or if it is granted and subsequently revoked, then we may be prohibited from providing our products or services for use in the particular jurisdiction. In addition, the loss of a license in one jurisdiction could trigger the loss of a license, or affect our eligibility for a license, in other jurisdictions. We may also become subject to regulation in any new jurisdictions in which we decide to operate in the future, including due to expansion of a customer's operations. Gaming authorities may levy fines against us or seize certain of our assets if we violate gaming regulations. There can be no assurance that we will be able to obtain or maintain the necessary licenses or approvals or that the licensing process will not result in delays or adversely affect our operations. The failure to obtain or retain a required license or approval in any jurisdiction would decrease the geographic areas where we are permitted to operate and generate revenue, may limit our ability to obtain a license in other jurisdictions and may put us at a disadvantage relative to our competitors.
Often, our games, gaming machine hardware and software and our interactive gaming products and services must be approved in the jurisdictions in which they are operated, and we cannot assure you that such products or services will be approved in any jurisdiction. Our networked gaming technology requires regulatory approval in gaming jurisdictions prior to the shipment or implementation of any gaming machines, products or services and, although we have received approvals from the jurisdictions in which we currently operate this technology, we cannot assure you that we will receive the approvals necessary to offer it in additional gaming jurisdictions. Many of our customers are required to be licensed and delays in approvals of our customers’ operations or expansions may adversely affect our operations.
The regulatory review process and licensing requirements also may preclude us from using technologies owned or developed by third parties if those parties are unwilling to subject themselves to regulatory review or do not meet regulatory requirements. Some gaming authorities require gaming manufacturers to obtain approval before engaging in certain transactions, such as acquisitions, mergers, reorganizations, financings, stock offerings and share repurchases. Obtaining such approvals can be costly and time consuming and there can be no assurance that such approvals will be granted or that the approval process will not result in delays or disruptions to our strategic objectives.
The regulatory environment in any particular jurisdiction may change in the future, including changes that limit some or all of our existing operations in that jurisdiction, and any such change could materially and adversely affect our results of operations, business or prospects. Moreover, there can be no assurance that the operation of lotteries, video gaming terminals, internet gaming, the manufacture and distribution of gaming machines, or other forms of lottery or gaming will be approved by additional jurisdictions or that those jurisdictions in which these activities are currently permitted will continue to permit such activities. Laws and regulations relating to interactive lottery and interactive gaming are evolving. For additional discussion regarding risks associated with the evolving interactive regulatory landscape, see the risk factor below captioned "-We may not be able to capitalize on the expansion of internet or other forms of interactive gaming or other trends and changes in the lottery and gaming industries, including due to laws and regulations governing these jurisdictions."
There is ongoing adverse publicity in the U.K. surrounding casino-style games available on fixed odds betting terminals. In particular, there have been discussions regarding restricting the number of fixed odds betting terminals permitted at a specific location or a specific area, reductions in the maximum stakes and payout limits, and restrictions on the speed of play and payment methods, any of which could negatively impact our gaming business in the U.K. We cannot predict the likelihood, timing, scope or terms of any such restrictions. In October 2013, the U.K. Gambling Commission (“UKGC”) published its interpretation of certain of the restrictions set forth in the U.K. Gambling Act of 2005, in particular that the operation of gaming machines in betting shops is only lawful if the premises are used primarily for gambling activities. Among other things, the UKGC interpretation could result in decreased gaming activity if betting shops that do not fulfill the aforementioned criteria cease to operate. Additionally, the U.K. Anti Money Laundering Directive, which is scheduled to be implemented throughout the European Union in 2014, expands the scope of certain anti-money laundering directives to include betting shops and LBOs, which may result in increased compliance costs for our international customers. We cannot predict the extent to which any of the foregoing could affect our customers or our U.K. gaming business.
There can be no assurance that authorities will not seek to restrict our business in their jurisdictions or institute enforcement proceedings against us. In addition, there can be no assurance that any instituted enforcement proceedings will be favorably resolved, or that such proceedings will not have a material adverse impact on our ability to retain and renew existing licenses or to obtain new licenses in other jurisdictions. Our reputation may also be damaged by any legal or regulatory investigation, regardless of whether or not we are ultimately accused of, or found to have committed, any violation.
We and certain of our affiliates, major stockholders (generally persons and entities beneficially owning a specified percentage (typically 5% or more) of our equity securities), directors, officers and key employees are subject to extensive background investigations and suitability standards in our businesses. In some jurisdictions, these investigations may require extensive personal and financial disclosure from major stockholders, directors, officers and key employees. The failure of any such individuals or entities to submit to such background checks and provide the required disclosure could jeopardize the award of a contract or license to us or provide grounds for termination of an existing contract or license. Regulatory authorities generally have broad discretion when granting, renewing or revoking these approvals and licenses. Lottery and gaming authorities may require the removal of any of our directors or employees who are deemed to be unsuitable and these authorities are generally empowered to disqualify us from receiving a lottery or gaming contract, offering our gaming or lottery products in that jurisdiction a result of any such investigation. Our failure, or the failure of any of our major stockholders, directors, officers, key employees, products or technology, to obtain or retain a required license or approval in one jurisdiction could negatively impact our ability (or the ability of any of our major stockholders, directors, officers, key employees, products or technology) to obtain or retain required licenses and approvals in other jurisdictions.
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
Our businesses are subject to a number of federal, state, local and foreign laws and regulations governing data privacy and security, including with respect to the collection, storage, use, transmission and protection of personal information and other consumer data. In particular, the European Union has adopted strict data privacy regulations. The scope of data privacy and security regulations is evolving and we believe that the adoption of increasingly restrictive regulations in this area is likely within the U.S. and other jurisdictions. Compliance with data privacy and security restrictions could increase the cost of our operations and failure to comply with such restrictions could subject us to criminal and civil sanctions as well as other penalties.
We are subject to the provisions of the Foreign Corrupt Practices Act and other anti-corruption laws that generally prohibit U.S. persons and companies and their agents from offering, promising, authorizing or making improper payments to foreign government officials for the purpose of obtaining or retaining business. Certain of these anti-corruption laws also contain provisions that require accurate record keeping and further require companies to devise and maintain an adequate system of internal accounting controls. Although we have policies and controls in place that are designed to ensure compliance with these laws, if those controls are ineffective or an employee or intermediary fails to comply with the applicable regulations, we may be subject to criminal and civil sanctions as well as other penalties. Any such violation could disrupt our business and adversely affect our reputation, business, results of operations or financial condition.
We have developed and implemented an internal compliance program in an effort to ensure that we comply with legal requirements imposed in connection with our gaming and lottery activities, as well as legal requirements generally applicable to all publicly traded corporations. The compliance program is run on a day-to-day basis by our chief compliance officer with legal advice provided by attorneys in our legal and compliance departments and outside experts. The compliance program is overseen by the compliance committee of our board of directors, consisting entirely of non-employee directors. There can be no assurance that such steps will prevent the violation of one or more laws or regulations, or that a violation by us or an employee will not result in the imposition of a monetary fine, suspension or revocation of one or more of our licenses or other penalties. See Exhibit 99.9 “Gaming Regulations” for additional information regarding certain of the regulations that govern our gaming business.
We may not be able to capitalize on the expansion of internet or other forms of interactive gaming or other trends and changes in the lottery and gaming industries, including due to laws and regulations governing these industries.
We participate in the new and evolving interactive lottery and interactive gaming industries through our online, social, casual and mobile products. Part of our strategy is to take advantage of the liberalization of internet and mobile gaming, both within the U.S. and internationally. These industries involve significant risks and uncertainties, including legal, business and financial risks. The success of these industries and of our interactive products and services may be affected by future developments in social networks, including Facebook, mobile platforms, regulatory developments, data privacy laws and other factors that we are unable to predict and are beyond our control. This fast-changing environment can make it difficult to plan strategically and can provide opportunities for competitors to grow revenues at our expense. Consequently, our future operating results relating to our interactive lottery and gaming products and services are difficult to predict and we cannot provide assurance that these products and services will grow at the rates we expect, or be successful in the long term.
In general, our ability to successfully pursue our interactive lottery and gaming strategy depends on the laws and regulations relating to wagering through interactive channels. Until recently, there was uncertainty as to whether the Federal Wire Act of 1961 (the "Wire Act") prohibited states from conducting intrastate lottery transactions via the internet if the transmissions over the internet during the transaction crossed state lines. In late 2011, the Office of Legal Counsel of the U.S. Department of Justice ("DOJ") issued an opinion to the effect that state lottery ticket sales over the internet to in-state adults do not violate the Wire Act. The opinion may provide an impetus for states to authorize forms of interactive lottery or interactive gaming in order to generate additional revenue. However, to the extent states wish to pursue interactive gaming, such states may be required or otherwise deem it advisable to enact enabling legislation or new regulations addressing the sale of lottery tickets or the offering of other forms of gaming through interactive channels, such as the actions taken by Delaware, Nevada and New Jersey recently to authorize various forms of internet gaming. Despite the 2011 DOJ opinion, there are still significant forces working to limit or prohibit interactive lottery and gaming in the U.S. The enactment of internet gaming legislation that federalizes significant aspects of the regulation of internet gaming and/or limits the forms of internet wagering that are permissible could have an adverse impact on our ability to pursue our interactive strategy in the U.S. Internationally, laws relating to internet gaming are evolving, particularly in Europe. To varying degrees, a number of European governments have taken steps to change the regulation of internet wagering through the implementation of new or revised licensing and taxation regimes, including the possible imposition of sanctions on unlicensed providers. We cannot predict the timing, scope or terms of any such state, federal or foreign laws and regulations, or the extent to which any such laws and regulations will facilitate or hinder our interactive strategy.
With respect to our social gaming business, although largely unregulated at this time, there are movements in some jurisdictions to review social gaming and possibly implement social gaming regulations. We cannot predict the certainty, timing, scope or terms of any such regulation or the extent to which they may affect our social gaming business.
In jurisdictions that authorize internet gaming, there can be no assurance that we will be successful in offering our technology, content and services to internet gaming operators as we expect to face intense competition from our traditional competitors in the lottery and gaming industries as well as a number of other domestic and foreign providers (or, in some cases, the operators themselves), some of which have substantially greater financial resources and/or experience in this area than we do. In addition, there is a risk that the authorization of the sale of lottery and gaming offerings via interactive channels in a particular jurisdiction could, under certain circumstances, adversely impact our lottery and gaming product sales through traditional channels in such jurisdiction. Any such adverse impact would be magnified to the extent we are not involved in, and generating revenue from, the provision of interactive products or services in such jurisdiction. Know-your-customer (KYC) and geo-location programs and technologies supplied by third parties are an important aspect of certain internet or mobile gaming products and services because they confirm certain information with respect to players and prospective players, such as age, identity and location. Payment processing programs and technologies, typically provided by third parties, are also a necessary feature of interactive wagering products and services. These programs and technologies are costly and may have an adverse impact on our interactive gaming revenue. Additionally, there can be no assurance that products containing these programs and technologies will be available to us on commercially reasonable terms, if at all, or that they will perform accurately or otherwise in accordance with our required specifications.
Our social gaming business is largely dependent upon our relationships with key providers and changes in those relationships could negatively impact our social gaming business.
In our social gaming business, our offerings operate largely through Facebook, Apple’s IOS platform and GooglePlay® for Android devices. Consequently, our expansion and future revenue prospects from our social offerings are dependent on our continued relationships with these providers (and any emerging app store providers). Our interactive social gaming casino business will be adversely impacted if we are unable to continue these relationships in the future or if the terms and conditions offered by these providers are altered to our disadvantage. For instance, if any of these providers were to increase their fees, our revenue and profits would suffer. Likewise, if Facebook, Apple or Google were to alter their operating platforms, we could be adversely impacted as our offerings may not be compatible with the altered platforms or may require significant and costly modifications in order to become compatible.
We are heavily dependent on our ability to maintain and renew our customer contracts, including our long-term lottery contracts, and we could lose substantial revenue and profits if we are unable to renew certain of our contracts on substantially similar terms or at all.
Generally, our lottery customer contracts contain initial multi-year terms, with optional renewal periods held by the customer. Upon the expiration of any such contract, including any extensions thereof, a new contract may be awarded through a competitive bidding process. Since late 2007, we have lost lottery systems contracts in South Carolina, West Virginia, South Dakota, New Hampshire, Vermont, Indiana and Colorado and with the Atlantic Lottery Corporation to our competitors following the expiration or termination of our contracts.
A substantial portion of our gaming revenue is dependent on repeat customers. In specific regions, our business may be concentrated with a small number of customers, such as our U.K. LBO business.
There can be no assurance that our current contracts will be extended or that we will be awarded new contracts as a result of competitive bidding processes or otherwise in the future. The termination, expiration or failure to renew one or more of our contracts could cause us to lose substantial revenue and profits, which could have an adverse effect on our ability to win or renew other contracts or pursue growth initiatives. There can be no assurance that new or renewed contracts will contain terms that are as favorable as our current terms or will contemplate the same size or scope of products and services as our current contracts and any less favorable contract terms or diminution in size or scope could negatively impact our revenue and profits. For additional information regarding the potential expiration dates of certain of our more significant contracts, see the table in "Business-Contract Procurement" in the lottery section in Item 1 of this Annual Report on Form 10-K.
We are also required by certain of our lottery customers to provide surety or performance bonds in connection with our contracts. As of December 31, 2013, we had $197.5 million of outstanding surety and performance bonds. There can be no assurance that we will continue to be able to obtain surety or performance bonds on commercially reasonable terms or at all. Our inability to provide such bonds would materially and adversely affect our ability to renew existing, or obtain new, lottery contracts.
Our level of indebtedness could adversely affect our operations and financial condition.
As of December 31, 2013, we had total indebtedness of $3,192.6 million, consisting primarily of borrowings under our credit agreement and senior subordinated notes.  Our level of indebtedness may affect our ability to obtain financing or refinance existing indebtedness; require us to dedicate a significant portion of our cash flow from operations to interest and principal payments on our indebtedness, thereby reducing the availability of cash flow to fund working capital, capital expenditures and other general corporate purposes; increase our vulnerability to adverse general economic, industry or competitive developments or conditions; and limit our flexibility in planning for, or reacting to, changes in our businesses and the industries in which we operate or in pursuing our strategic objectives. In addition, we are exposed to the risk of increased interest rates as a significant portion of our borrowings are at variable rates of interest. If interest rates increase, the interest payment obligations under our non-hedged variable rate indebtedness would increase even if the amount borrowed remained the same and our net income and cash flows would be negatively impacted. All of these factors could place us at a competitive disadvantage compared to competitors that may have less debt than we do.
We may not have sufficient cash flows from operating activities, cash on hand and available borrowings under our credit agreement to finance required capital expenditures under new contracts, service our indebtedness and meet our other cash needs. These obligations require a significant amount of cash.
Our lottery systems and land-based gaming machine businesses generally require significant upfront capital expenditures for gaming machine or lottery terminal assembly, software customization and implementation, systems and equipment installation and telecommunications configuration. In connection with a renewal or bid of a lottery systems or gaming machine contract, a customer may seek to obtain new equipment or impose new service requirements, which may require additional capital expenditures in order to retain or win the contract. Historically, we have funded these upfront costs through cash flows generated from operations, available cash on hand and borrowings under our credit agreement or subordinated notes. Our ability to generate revenue and to continue to procure new contracts will depend on, among other things, our then present liquidity levels or our ability to obtain additional financing on commercially reasonable terms.
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
Our ability to make payments on and to refinance our indebtedness will depend on our ability to generate cash in the future. This, to some extent, is subject to general economic, financial, competitive, legislative, regulatory and other factors that are beyond our control. Our lenders, including the lenders participating in our revolving credit facilities, may become insolvent or tighten their lending standards, which could make it more difficult for us to borrow under our revolving credit facilities or to obtain other financing on favorable terms or at all. Our financial condition and results of operations would be adversely affected if we were unable to draw funds under our revolving credit facilities because of a lender default or to obtain other cost-effective financing. Any default by a lender in its obligation to fund its commitment under our revolving credit facilities (or its participation in letters of credit) could limit our liquidity to the extent of the defaulting lender's commitment.
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
The operating and financial restrictions and covenants in our debt agreements, including our credit agreement and the indentures governing our senior subordinated notes, may adversely affect our ability to finance future operations or capital needs or to engage in new business activities. Subject to certain exceptions, our credit facilities and/or indentures restrict our ability to, among other things:

•	declare dividends or redeem or repurchase capital stock;

•	prepay, redeem or purchase other debt;

•	incur liens;

•	make loans, guarantees, acquisitions and investments;

•	incur additional indebtedness;

•	engage in sale and leaseback transactions;

•	amend or otherwise alter debt and other material agreements;

•	engage in mergers, acquisitions or asset sales;

•	engage in transactions with affiliates;

•	enter into arrangements that would prohibit us from granting liens or restrict our ability to pay dividends, make loans or transfer assets among our subsidiaries; and

•	alter the business we conduct.
In addition, our credit agreement requires us to maintain a maximum first lien net leverage ratio on a quarterly basis if at any time the aggregate amount of all commitments outstanding under our revolving credit facility (excluding certain types of letters of credit) equals or exceeds 15.0% of all commitments thereunder. As a result of these covenants, we will be limited in the manner in which we can conduct our business, and may be unable to engage in favorable business activities or finance future operations or capital needs. A failure to comply with the restrictions contained in our credit agreement or indentures, or to maintain the financial ratio as may be required by our credit agreement, could lead to an event of default which could result in an acceleration of our indebtedness. There can be no assurance that our future operating results will be sufficient to ensure compliance with the covenants in our credit agreement, indentures or other debt instruments or to remedy any such default. In addition, in the event of acceleration, we may not have, or be able to obtain, sufficient funds to make any accelerated payments.
Our business depends on the protection of our intellectual property and proprietary information and on our ability to license intellectual property from third parties.
We believe that our success depends, in part, on protecting our intellectual property in the U.S. and in foreign countries and our ability to license intellectual property from third parties on commercially reasonable terms. Our intellectual property includes certain patents and trademarks relating to our instant lottery games and wagering systems, gaming machines and interactive gaming products and services, as well as proprietary or confidential information that is not subject to patent or similar protection. Our success may depend, in part, on our ability to obtain trademark protection for the names or symbols under which we market our products and to obtain copyright protection and patent protection of our proprietary technologies, intellectual property and game innovations. There can be no assurance that we will be able to build and maintain consumer value in our trademarks, obtain trademark or patent protection or that any trademark, copyright or issued patent will provide competitive advantages for us.
Our intellectual property protects the integrity of our games, systems, products and services. For example, our intellectual property is designed to ensure the security of the printing of our instant lottery games and provide simple and secure validation of our lottery tickets. Competitors may independently develop similar or superior products, software or systems. In cases where our technology or product is not protected by enforceable intellectual property rights, such independent development may result in a significant diminution in the value of such technology or product.

We rely on products, technologies, trademarks and other intellectual property that we license from third parties, including licensed properties and game content for our lottery and gaming businesses. In addition, substantially all of our gaming machines and our interactive gaming products and services utilize intellectual property licensed from third parties. The future success of our gaming business may depend, in part, on our ability to obtain, retain and/or expand licenses for popular technologies and games in a competitive market. Certain of the products and technology we rely upon are licensed from our competitors. There can be no assurance that these third-party licenses, or support for such licensed products and technology, will continue to be available to us on commercially reasonable terms, if at all. In the event that we cannot renew and/or expand existing licenses, we may be required to discontinue or limit our use of the products that use the licensed intellectual property or bear the licensed trademarks. Certain of our license agreements grant the licensor rights to audit our use of their intellectual property to confirm that we have made the required royalty payments. Disputes with licensors over royalty payment methodologies and calculations could result in the payment of additional royalties or penalties by us, cancellation or non-renewal of the underlying license, or litigation. We are party to ongoing legal proceedings relating to a claim by IGT that we underpaid royalties under a license agreement. See "Legal Proceedings" in Item 3 of this Annual Report on Form 10-K.
We also rely on trade secrets and proprietary know-how. We enter into confidentiality agreements with our employees and independent contractors regarding our trade secrets and proprietary information, but we cannot assure you that the obligation to maintain the confidentiality of our trade secrets or proprietary information will be honored.
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
Our business is dependent on the security and integrity of the systems and products we offer.
We believe that our success depends, in part, on providing secure products and systems to our customers. Attempts to penetrate security measures may come from various combinations of customers, retailers, vendors, employees and others. Our ability to monitor and ensure the quality of our products is periodically reviewed and enhanced. Similarly, we regularly assess the adequacy of our security systems to protect against any material loss to any of our customers and the integrity of our products to end users. Expanded utilization of the internet and other interactive technologies may result in increased security risks for us and our customers. There can be no assurance that our business will not be affected by a security breach or lapse, which could have a material adverse impact on our results of operations, business and/or prospects.
Our success depends on our ability to avoid, detect, replicate and correct software and hardware anomalies and fraudulent manipulation of our gaming machines, lottery systems and interactive gaming products and services. All of our games are designed with security features to prevent fraudulent activity. However, we cannot guarantee that these features will effectively stop all fraudulent activities. If our security features do not prevent fraud, we could adversely be affected.
Our gaming machines have experienced anomalies and fraudulent manipulation in the past. Games and gaming machines may be replaced by casinos and other gaming machine operators if they do not perform according to expectations, or they may be shut down by regulators. The occurrence of anomalies in, or fraudulent manipulation of, our gaming machines and our interactive lottery and gaming products and services may give rise to claims from players and claims for lost revenues and earnings and related litigation by our customers and may subject us to investigation or other action by gaming regulatory authorities, including suspension or revocation of our gaming licenses or other disciplinary action. Additionally, in the event of the occurrence of any such issues with our gaming machines or interactive lottery and gaming products and services, substantial engineering and marketing resources may be diverted from other projects to correct these issues, which may delay other projects and the achievement of our strategic objectives.

We rely on information technology systems and any failures in our systems could disrupt our business and adversely impact our results.
We rely on information technology systems that are important to the operation of our business, some of which are managed by third parties. These systems are used to process, transmit and store electronic information, to manage and support our business operations and to maintain internal controls over our financial reporting. We could encounter difficulties in developing new systems, maintaining and upgrading current systems and preventing security breaches. Among other things, our systems are susceptible to outages due to fire, floods, power loss, break-ins, cyber-attacks, network penetration, denial of service attacks, and similar events. While we have and will continue to implement network security measures and data protection safeguards, our servers and other computer systems are vulnerable to viruses, malicious software, hacking, break-ins or theft, data privacy or security breaches, third-party security breaches, employee error or malfeasance, and similar events. Failures in our systems or services or unauthorized access to or tampering with our systems and databases, could have a material adverse effect on our business, reputation, financial condition, liquidity or results of operations. Any failures in our computer systems or telecommunications services could affect our ability to operate our linked games or otherwise conduct business.
Portions of our information technology infrastructure also may experience interruptions, delays or cessations of service or produce errors in connection with systems integration or migration work that takes place from time to time. We may not be successful in implementing new systems and transitioning data, which could cause business disruptions and be more expensive, time consuming, disruptive and resource-intensive. Such disruptions could materially and adversely impact our ability to deliver products to customers and interrupt other processes. If our information systems do not allow us to transmit accurate information, even for a short period of time, to key decision makers, the ability to manage our business could be disrupted and the results of operations and financial condition could be materially and adversely affected.  Failure to properly or adequately address these issues could impact our ability to perform necessary business operations, which could materially and adversely affect our reputation, competitive position, business, results of operations and financial condition.
In the fourth quarter of 2013, we initiated a process to upgrade and standardize our Enterprise Resource Planning (ERP) systems on a worldwide basis. There are inherent risks associated with changing these systems, including inaccurate data or reporting. If we cannot maintain and execute adequate internal control over financial reporting or implement required new or improved controls that provide reasonable assurance of the reliability of the financial reporting and preparation of our financial statements for external use, we may suffer harm to our reputation, fail to meet our public reporting requirements on a timely basis or be unable to properly report on our business and the results of our operations. Additionally, the inherent limitations of internal controls over financial reporting may not prevent or detect all misstatements or fraud, regardless of the adequacy of those controls. In addition, the process of upgrading and standardizing our ERP system is complex, time-consuming and expensive. Although we believe we are taking appropriate action to mitigate these risks through, among other things, testing, training and staging implementations, there can be no assurance that we will not experience data loss, disruptions, delays or negative business impacts from the upgrade. Any operational disruptions during the course of this process and any delays or deficiencies in the design and implementation of the new ERP system or in the performance of our legacy systems could materially and adversely affect our ability to operate our businesses. Additionally, while we have spent considerable efforts to plan and budget for the implementation of the new ERP system, changes in scope, timeline or cost could have a material adverse effect on our results of operations.
Our results of operations could be affected by natural events in the locations in which we or our customers, suppliers or regulators operate.
We may be impacted by severe weather and other geological events, including hurricanes, earthquakes, floods, or tsunamis that could disrupt our operations or the operations of our customers, suppliers, data service providers and regulators.  Natural disasters or other disruptions at any of our facilities or our suppliers’ facilities may impair or delay delivery of our products and services. Additionally, disruptions experienced by our regulators due to natural disasters or otherwise could delay our introduction of new products or entry into new jurisdictions where regulatory approval is necessary. While we insure against certain business interruption risks, we cannot provide any assurance that such insurance will compensate us for any losses incurred as a result of natural or other disasters.  Any serious disruption to our operations, our customers’ operations, our suppliers’ operations or our regulators could have a material adverse effect on our revenues or increase our costs and expenses.
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

These strategic equity investments currently include investments in LNS, Northstar Illinois, Northstar New Jersey, Hellenic Lotteries, as well as our equity investments in China. We are party to strategic agreements with a subsidiary of Playtech Limited relating to gaming machines that contemplate our use of, and reliance on, the subsidiary's back-end technology platform in certain jurisdictions. For additional information regarding our equity investments, see Note 11 (Equity Investments).
Northstar Illinois is responsible under its PMA for payments to the State of Illinois to the extent certain net income targets are not achieved by the Illinois lottery, subject to a cap of 5% of the applicable year’s net income. Northstar New Jersey is responsible for payments to the State of New Jersey to the extent certain net income targets are not achieved by the New Jersey lottery, subject to a cap of 2% of the applicable year's net income and a $20.0 million shortfall payment credit. Our earnings and cash flows from our equity investments in Northstar Illinois and Northstar New Jersey may be impacted to the extent the relevant lottery achieves, or fails to achieve, the applicable net income targets and will be impacted to the extent Northstar Illinois or Northstar New Jersey incurs non-reimbursable expenses. We may be required to make capital contributions to Northstar Illinois and Northstar New Jersey to fund our pro rata share of any shortfall payments that are payable to the relevant state under our agreements.
Under the Northstar Illinois PMA and the Northstar New Jersey services agreement, the relevant state has certain termination rights, including the right to terminate the agreement for convenience (subject to payment of a termination fee) and the right to terminate the agreement in the event net income shortfalls exceeding 10% of the applicable targets occur for any consecutive two contract year period or for any three contract years in a five contract year period. For additional information regarding our equity investments in Northstar Illinois and Northstar New Jersey, see Note 11 (Equity Investments).
As discussed in Note 11 (Equity Investments), operations under the concession agreement granted to Hellenic Lotteries are expected to commence in the first half of 2014, although there can be no assurance that operations will commence within that time-frame or at all. In the event operations under the new concession do not commence, we may not be able to recover the amounts that we have contributed to the operating company.
We may not realize the anticipated benefits of these strategic equity investments and other strategic relationships that we may enter into, or may not realize them in the time-frame expected. These arrangements pose significant risks that could have a negative effect on our operations, including: the potential diversion of our management's attention from our core business; the potential failure to realize anticipated synergies, economies of scale or other value associated with these arrangements; unanticipated costs and other unanticipated events or circumstances, including losses for which we may be responsible for our pro rata portion; possible adverse effects on our operating results during any integration process; impairment charges if our strategic equity investments or relationships are not as successful as we originally anticipate; and our potential inability to achieve the intended objectives of these arrangements.
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
With respect to our land-based gaming business, in certain regions, we enter into agreements with local distributors for the distribution of our gaming products to multiple customers. Changes to these distributor relationships, including modification or termination of our agreements or difficulties with any such third party distributor could prevent us from delivering products to our customers on a timely basis, or at all, and could negatively impact our results of operations.
The failure to avoid or mitigate the risks described above or other risks associated with such arrangements could have a material adverse effect on our business, financial condition and results of operations.
Our inability to complete future acquisitions and integrate those businesses successfully could limit our future growth.
From time to time, we pursue strategic acquisitions in support of our strategic goals. In connection with any such acquisitions, we could face significant challenges in managing and integrating our expanded or combined operations, including acquired assets, operations and personnel. There can be no assurance that acquisition opportunities will be available on acceptable terms or at all or that we will be able to obtain necessary financing or regulatory approvals to complete potential acquisitions. Our ability to succeed in implementing our strategy will depend to some degree upon the ability of our management to identify, complete and successfully integrate commercially viable acquisitions. Acquisition transactions may disrupt our ongoing business and distract management from other responsibilities. For additional discussion regarding risks relating to the integration of WMS, see the risk factor below captioned "-Our acquisition of WMS may not achieve the intended benefits or may disrupt our current plans and operations."
Our acquisition of WMS may not achieve the intended benefits or may disrupt our current plans and operations.
There can be no assurance that we will be able to successfully integrate the businesses of Scientific Games and WMS or do so within the intended time-frame or otherwise realize the expected benefits of the acquisition. The expected cost synergies associated with the acquisition may not be fully realized in the anticipated amounts or within the contemplated time-frames or cost expectations, which could result in increased costs and have an adverse effect on the combined company's financial results and prospects. Our business may be negatively impacted if we are unable to effectively manage our expanded operations. The integration will require significant time and focus from management and may divert attention from the day-to-day operations of the combined business or delay the achievement of our strategic objectives. We expect to incur incremental costs and capital expenditures related to our contemplated integration activities.
We may incur additional restructuring costs
We have restructured portions of our operations from time to time and it is possible that we may engage in additional restructuring initiatives in the future. Restructuring initiatives are primarily driven by acquisitions or other Company reorganizations in an attempt to maximize the efficiency and profitability of our businesses and can result in employee termination and severance costs, facility closure expenses, and/or property and equipment write down costs. Because we are not able to predict with certainty when we will complete acquisitions or reorganize portions of our business, we cannot predict the extent, timing and magnitude of restructuring charges.
Our products and services may be subject to complex revenue recognition standards, which could materially affect our financial results.
As we introduce new gaming and lottery products and our commercial transactions become increasingly complex, additional analysis and judgment is required to account for them and to recognize revenues in accordance with U.S. GAAP. Transactions we enter into may include multiple-element arrangements and/or software components and applicable accounting principles or regulatory product approval delays could change when we recognize revenue with respect to such transactions and could adversely affect our financial results for any given period. In addition, fluctuations may occur in our revenues and related deferred revenues as a result of multiple-element arrangements that include both systems and software. See "Management's Discussion and Analysis of Financial Condition and Results of Operations—Critical Accounting Estimates—Valuation of long-lived and intangible assets and goodwill" in Item 7 of this Annual Report on Form 10-K and Note 1 (Description of the Business and Summary of Significant Accounting Policies) for additional information.
We may be required to recognize additional impairment charges.
We assess our goodwill and other intangible assets and our long-lived assets as and when required by U.S. GAAP to determine whether they are impaired. For additional information, including a description of impairments recorded during the years ended December 31, 2013, 2012 and 2011, refer to the heading "Management's Discussion and Analysis of Financial Condition and Results of Operations—Critical Accounting Estimates—Valuation of long-lived and intangible assets and goodwill" in Item 7 of this Annual Report on Form 10-K, Note 1 (Description of the Business and Summary of Significant Accounting Policies) and Note 8 (Property and Equipment). We cannot predict the occurrence of impairments and there can be no assurance that we will not have to record additional impairment charges in the future.
Our results of operations fluctuate due to seasonality and other factors and therefore, our periodic operating results are not guarantees of future performance.
Our results of operations can fluctuate due to seasonal trends and other factors. Sales of our gaming machines to casinos are generally strongest in the spring and slowest in the summer, while service revenue from our participation gaming machines is generally strongest in the spring and summer. In general, land-based gaming machine play levels are highest in the spring and summer months and lower in the fall and winter months.
                The seasonal trends and other factors that may cause our results to fluctuate include: the geographies where we operate; holiday and vacation seasons; climate; weather; economic and political conditions; timing of the release of new products; significant equipment sales or the introduction of gaming or lottery activities in new jurisdictions or to new customers; the size and duration of draw lottery game jackpots; and other factors.
                In light of the foregoing, results for any quarter are not necessarily indicative of the results that may be achieved in another quarter or for the full fiscal year. There can be no assurance that the seasonal trends and other factors that have impacted our historical results will repeat in future periods as we cannot influence or forecast many of these factors.

We are dependent on our suppliers and contract manufacturers, and any failure of these parties to meet our performance and quality standards or requirements could cause us to incur additional costs or lose customers.
Our production of instant lottery games, in particular, depends upon a continuous supply of raw materials, supplies, power and natural resources. Our operating results could be adversely affected by an interruption or cessation in the supply of these items or a serious quality assurance lapse, including as a result of the insolvency of any of our key suppliers.
Similarly, the operation of our presses and manufacture and maintenance of our gaming machines and lottery and gaming systems are dependent upon a regular and continuous supply of raw materials and components, many of which are manufactured or produced outside of the U.S. Certain of the components we use are customized for our products. The assembly of certain of our products and other hardware is performed by third parties. Any interruption or cessation in the supply of these items or services or any material quality assurance lapse with respect thereto could materially adversely affect our ability to fulfill customer orders, our financial condition or our results of operations. We may be unable to find adequate replacements for our suppliers within a reasonable time frame, on favorable commercial terms or at all.
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
In addition, in our gaming business, we rely upon a number of significant third-party suppliers and vendors delivering parts, equipment and services on schedule in order for us to meet our contractual commitments. Failure of these third parties to meet their delivery commitments could result in us being in breach of, and subsequently losing, the affected customer contracts, which loss could have a material adverse effect on our results of operations. Certain of our products are reliant on network and/or telecommunications services. For instance, any disruption to our network or telecommunications could impact our linked or networked games, reducing our revenue.
In our interactive business, we often rely on third party data center providers to, among other things, host our remote game servers. Our interactive businesses would be adversely impacted to the extent any such data center provider was unable or unwilling to continue to provide services to us.
We have foreign operations, which subjects us to foreign currency exchange rate fluctuations and other risks.
We are a global business and derive a substantial and growing portion of our revenue and profits from operations outside the United States. In the year ended December 31, 2013, we derived approximately 49% of our revenue from sales to customers outside of the United States. Additionally, the success of our strategic initiatives is dependent upon expansion of our operations outside of the United States.
Our consolidated financial results are affected by foreign currency exchange rate fluctuations. Foreign currency exchange rate exposures arise from current transactions and anticipated transactions denominated in currencies other than U.S. dollars and from the translation of foreign currency denominated balance sheet accounts into U.S. dollar-denominated balance sheet accounts. We are exposed to currency exchange rate fluctuations because portions of our revenue and expenses are denominated in currencies other than the U.S. dollar, particularly the British Pound Sterling and the Euro. In particular, uncertainty regarding economic conditions in Europe and the debt crisis affecting certain countries in the European Union pose risk to the stability of the Euro. Exchange rate fluctuations have in the past adversely affected our operating results and cash flows and may adversely affect our results of operations and cash flows and the value of our assets outside the U.S. in the future. If a foreign currency is devalued in a jurisdiction in which we are paid in such currency, we may require our customers to pay higher amounts for our products, which they may be unable or unwilling to pay.
From time to time, we enter into foreign currency forward or other hedging contracts. We are subject to the risk that a counterparty to one or more of these contracts defaults on its performance under the contracts. During an economic downturn, a counterparty's financial condition may deteriorate rapidly and with little notice and we may be unable to take action to protect our exposure. In the event of a counterparty default, we could incur lose the benefit of our hedging contract, which may harm our business and financial condition. In the event that one or more of our counterparties becomes insolvent or files for bankruptcy, our ability to eventually recover any benefit lost as a result of that counterparty's default may be limited by the liquidity of the counterparty.
Foreign governments can impose restrictions on currency movements that may make it costly or impossible to transfer money to the U.S. Additionally, foreign governments may limit or prevent our ability to import our products and services into foreign jurisdictions. In 2012, governmental authorities in Argentina modified regulations relating to importing products and limiting the exchange of pesos into dollars and the transfer of funds from Argentina. If the Argentine government’s current restrictions on currency transfer remain unchanged, the excess peso balances in our Argentinian bank account may continue to grow, which would increase our exposure to any potential currency devaluation in Argentina. In addition, any devaluation of the currency in Argentina will adversely impact the collectability of our customer receivables in Argentina as we invoice our customers in pesos adjusted to reflect original U.S. dollars sales volumes. Currently, our legal entity in Argentina cannot directly import our gaming machines and, if the regulations remain unchanged or if we are unable to continue to import our products into Argentina, our revenue from customers in Argentina will be negatively impacted.
Our operations in foreign jurisdictions subject us to additional risks customarily associated with such operations, including: the complexity of foreign laws, regulations and markets, the uncertainty of enforcement of remedies in foreign jurisdictions, the impact of foreign labor laws and disputes; the economic, tax and regulatory policies of local governments, and the ability to attract and retain key personnel in foreign jurisdictions. In addition, our international business operations could be interrupted and negatively affected by terrorist activity, political unrest or other economic or political uncertainties. Foreign jurisdictions could impose tariffs, quotas, trade barriers, and other similar restrictions on our international sales.
As a significant amount of our net profits and cash flows are generated outside the U.S., the repatriation of funds currently held in foreign jurisdictions may result in higher effective tax rates for the Company.  In addition, there have been proposals to change U.S. tax laws that could significantly impact how U.S. multinational corporations, such as us, are taxed on foreign earnings.  Although we cannot predict the certainty, timing, scope or terms of any such laws, if enacted, certain of the proposed changes, such as those seeking to limit the deferral of taxes, could have a material adverse impact on our tax expense and cash flow.
Additionally, foreign taxes paid by our foreign subsidiaries and equity investees on their earnings may not be recovered against our U.S. tax liability. At December 31, 2013, we had a deferred tax asset for our foreign tax credit carry forward of $18.2 million. Although we will continue to explore tax planning strategies to use all of our foreign tax credit carry forward, at December 31, 2013, we established a valuation allowance of $18.2 million against the foreign tax credit deferred tax asset to reduce the asset to the net amount that our management estimates is "more likely than not" to be realized.
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
Through our joint ventures and wholly owned foreign enterprises, we have lottery-related investments and business operations in China. Our business in, and results of operations from, China are subject to a number of risks relating to China, including risks relating to competition, the bidding and contract negotiation processes, our ability to finance or refinance our operations, the complex regulatory environment (including currency and money transfer restrictions), our ability to receive timely product approvals, the political climate, the economy and our joint venture and other business partners in China.
We may not realize the operating efficiencies, competitive advantages or financial results that we anticipate from our investments in foreign jurisdictions and our failure to effectively manage the risks associated with our operations in foreign jurisdictions could have a material adverse effect on our results of operations, business or prospects.
We are dependent on our employees.
We depend on the continued performance of our executive officers and key personnel, including David L. Kennedy, our president and chief executive officer. If we lose the services of any of our executive officers or key personnel and cannot find suitable replacements for such persons in a timely manner, it could have an adverse impact on our business. Our ability to expand is dependent on our ability to recruit and retain talented employees in the U.S. and internationally who are capable of leading our employees to achieve our strategic objectives.
We also rely on our highly skilled, technically trained and creative employees to develop new technologies and create innovative products. A lack of skilled technical workers could delay or negatively impact our business plans, ability to compete and results of operations.
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
Our business subjects us to contract penalties and risks of litigation, including potential allegations that we have not fully performed under our contracts or that goods or services we supply are defective in some respect. Litigation is pending in Colombia arising out of the termination of certain Colombian lottery contracts in 1993. An agency of the Colombian government has asserted claims against certain parties, including SGI, which owned a minority interest in Wintech de Colombia S.A., or Wintech (now liquidated), the former operator of the Colombian national lottery. The claims are for, among other things, contract penalties, interest and the amount of a bond issued by a Colombian surety. For additional information regarding this or other litigations, see "Legal Proceedings" in Item 3 of this Annual Report on Form 10-K. There can be no assurance that this litigation will not be finally resolved adversely to us or result in material liability.
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
Our products could be defective, fail to perform as designed or otherwise cause harm to our customers, their equipment or their products. If any of our products are defective, we may be required to recall the products and/or repair or replace them, which could result in substantial expenses and affect our profitability. Any problem with the performance of our products, such as an instant lottery game misprint or false jackpot or other prize, could harm our reputation, which could result in a loss of sales to customers and/or potential customers. In addition, if our customers believe that they have suffered harm caused by our products, they could bring claims against us that could result in significant liability. Any claims brought against us by customers may result in diversion of management's time and attention, expenditure of large amounts of cash on legal fees and payment of damages, decreased demand for our products or services, or injury to our reputation. Our insurance may not sufficiently cover a judgment against us or a settlement payment, and is subject to customary deductibles, limits and exclusions. In addition, a judgment against us or a settlement could make it difficult for us to obtain insurance in the coverage amounts necessary to adequately insure our businesses, or at all, and could materially increase our insurance premiums and deductibles.
In October 2012, SNAI filed a lawsuit in Italy against Barcrest and Global Draw relating to the erroneous printing of what appeared to be winning jackpots on certain VLTs operated by SNAI and supplied by Barcrest. For additional information regarding this litigation, see "Legal Proceedings" in Item 3 of this Annual Report on Form 10-K.
Litigation may adversely affect our business and financial condition.
We may become subject to litigation claims in the operation of our business, including, but not limited to, with respect to employee matters, alleged product and system malfunctions, alleged intellectual property infringement and claims relating to our contracts, licenses and strategic investments. We may incur significant expense defending or settling any such litigation. Additionally, adverse judgments that may be decided against us could result in significant monetary damages or injunctive relief that could adversely affect our ability to conduct our business and our financial condition.
Labor disputes may have an adverse effect on our operations.
Certain of our employees are represented by unions, including a majority of the employees at our printing facilities in Canada, Chile and the United Kingdom. Our gaming manufacturing facility in Illinois is dependent on union employees that are represented by the International Brotherhood of Electrical Workers under a collective bargaining agreement that expires in June 2014. While we believe our relations with our employees are satisfactory, we cannot predict whether we will be successful in negotiating new collective bargaining agreements without any disruptions in our manufacturing. Any disruption in our printing or manufacturing operations could have an adverse effect on our revenues and expenses. There can be no assurance that we will not encounter conflicts or strikes with any labor unions that represent our employees. Any such conflict or strike could adversely impact our business or results of operations or our customers’ operations or could cause us to lose customers.

Risks Relating to Our Common Stock
Certain holders of our common stock exert significant influence over the Company and may make decisions that conflict with the interests of other stockholders.
In August 2004, MacAndrews & Forbes Holdings Inc. was issued approximately 25% of our outstanding common stock in connection with its conversion of our then outstanding Series A Convertible Preferred Stock. According to an amendment to Schedule 13D filed with the SEC on September 11, 2012, this holder beneficially owns 32,505,737 shares of our common stock, or approximately 38.7% of our outstanding common stock as of March 10, 2014. Pursuant to a stockholders' agreement with us, which we originally entered into with holders of the Series A Convertible Preferred Stock, such holder is entitled to appoint up to four members of our board of directors and certain actions of the Company require the approval of such holder. As a result, this holder has the ability to exert significant influence over our business and may make decisions with which other stockholders may disagree, including, among other things, delaying, discouraging or preventing a change of control of the Company or a potential merger, consolidation, tender offer, takeover or other business combination.
The price of our common stock has been volatile and may continue to be volatile
Our stock price may fluctuate in response to a number of events and factors, many of which are outside our control, including variations in operating results, actions and pronouncements by various regulatory agencies, litigation, changes in financial estimates and recommendations by securities analysts, rating agency reports, performance of other companies that investors or security analysts deem comparable to us, news reports and announcements relating to our business and those of our competitors, responses to our merger with WMS, general and industry-specific economic conditions, public sales of a substantial number of shares of our common stock, and general market conditions. During the 52-week period ended March 7, 2014, our stock price fluctuated between a high of $19.48 and a low of $7.55. This significant stock price fluctuation may make it more difficult for our stockholders to sell their common stock when they want and at prices they find attractive.
ITEM 1B.    UNRESOLVED STAFF MATTERS
None.
ITEM 2.    PROPERTIES
We occupy approximately 2,113,000 square feet of space in the U.S. and Puerto Rico. Internationally, we occupy approximately 931,000 square feet of space. Set forth below is an overview of the principal owned and leased real estate properties that support our Instant Products, Lottery Systems and Gaming segments.

•	We own an approximate 355,000 square foot facility in Alpharetta, Georgia for administrative offices, manufacturing and warehousing that supports all of our business segments.

•	We lease approximately 23,000 square feet of office space in New York, New York for our corporate offices that support all of our business segments.

•	We own an approximate 483,000 square foot facility in Chicago Illinois for R&D that supports our Gaming segment.

•	We own an approximate 365,000 square foot facility in Waukegan, Illinois for administrative offices and manufacturing that supports our Gaming segment.

•	We own an approximate 53,000 square foot facility in Reno, Nevada for R&D and WAP operations that supports our Gaming segment.

•	We own an approximate 150,000 square foot facility in Leeds, England for administrative offices, manufacturing and warehousing that supports our Instant Products segment.

•	We own an approximate 119,000 square foot facility in Montreal Canada for administrative offices, manufacturing and warehousing that supports our Instant Products segment.

•	We own an approximate 47,000 square foot facility in Santiago Chile for manufacturing and distribution that supports our Instant Products segment.

•	We own an approximate 79,000 square foot facility in Germany for administrative offices, warehousing and distribution that supports our Instant Products segment.

Our Alpharetta, Chicago and Reno facilities are encumbered by mortgages securing indebtedness under our credit agreement. In addition to those listed above, we own or lease a number of additional properties in the U.S. and internationally that support our operations.
ITEM 3.    LEGAL PROCEEDINGS
The Company is involved in various legal proceedings, including those discussed below. We record an accrual for legal contingencies when it is both probable that a liability will be incurred and the amount or range of the loss can be reasonably estimated. We evaluate our accruals for legal contingencies at least quarterly and, as appropriate, establish new accruals or adjust existing accruals to reflect (1) the facts and circumstances known to us at the time, including information regarding negotiations, settlements, rulings and other relevant events and developments, (2) the advice and analyses of counsel and (3) the assumptions and judgment of management. Legal costs associated with our legal proceedings are expensed as incurred. As of December 31, 2013, we had accrued aggregate liabilities of $25.9 million for all of our legal matters that were contingencies as of that date.
Substantially all of our legal contingencies are subject to significant uncertainties and, therefore, determining the likelihood of a loss and/or the measurement of any loss involves a series of complex judgments about future events. Consequently, the ultimate outcomes of our legal contingencies could result in losses in excess of amounts we have accrued. Any such losses could have a material adverse impact on our financial statements.
Colombia Litigation
Our subsidiary, SGI, owned a minority interest in Wintech de Colombia S.A., or Wintech (now liquidated), which formerly operated the Colombian national lottery under a contract with Empresa Colombiana de Recursos para la Salud, S.A. (together with its successors, "Ecosalud"), an agency of the Colombian government. The contract provided for a penalty against Wintech, SGI and the other shareholders of Wintech of up to $5.0 million if certain levels of lottery sales were not achieved. In addition, SGI delivered to Ecosalud a $4.0 million surety bond as a further guarantee of performance under the contract. Wintech started the instant lottery in Colombia but, due to difficulties beyond its control, including, among other factors, social and political unrest in Colombia, frequently interrupted telephone service and power outages, and competition from another lottery being operated in a province of Colombia that we believe was in violation of Wintech's exclusive license from Ecosalud, the projected sales level was not met for the year ended June 30, 1993.
In 1993, Ecosalud issued a resolution declaring that the contract was in default. In 1994, Ecosalud issued a liquidation resolution asserting claims for compensation and damages against Wintech, SGI and other shareholders of Wintech for, among other things, realization of the full amount of the penalty, plus interest, and the amount of the bond. SGI filed separate actions opposing each resolution with the Tribunal Contencioso of Cundinamarca in Colombia (the "Tribunal"), which upheld both resolutions. SGI appealed each decision to the Council of State. In May 2012, the Council of State upheld the contract default resolution, which decision was notified to us in August 2012. In October 2013, the Council of State upheld the liquidation resolution, which decision was notified to us in December 2013.
In July 1996, Ecosalud filed a lawsuit against SGI in the U.S. District Court for the Northern District of Georgia asserting many of the same claims asserted in the Colombia proceedings, including breach of contract, and seeking damages. In March 1997, the District Court dismissed Ecosalud’s claims. Ecosalud appealed the decision to the U.S. Court of Appeals for the Eleventh Circuit. The Court of Appeals affirmed the District Court’s decision in 1998.
In June 1999, Ecosalud filed a collection proceeding against SGI to enforce the liquidation resolution and recover the claimed damages. In May 2013, the Tribunal denied SGI's merit defenses to the collection proceeding and issued an order of payment of approximately 90 billion Colombian pesos (approximately $50 million) plus default interest (potentially accrued since 1994). SGI has filed an appeal to the Council of State, which appeal has stayed the payment order.
SGI believes it has various defenses, including on the merits, against Ecosalud's claims. Although we believe these claims will not result in a material adverse effect on our consolidated financial position or results of operations, it is not feasible to predict the final outcome, and there can be no assurance that these claims will not ultimately be resolved adversely to us or result in material liability.
SNAI Litigation
In April 2012, certain VLTs operated by SNAI S.p.a. ("SNAI") in Italy and supplied by Barcrest erroneously printed what appeared to be winning jackpot and other tickets with a face amount in excess of €400.0 million. SNAI has stated, and system data confirms, that no jackpots were actually won on that day. The terminals have been deactivated by the Italian regulatory authority. Following the incident, we understand that the Italian regulatory authority revoked the certification of the version of the gaming system that Barcrest provided to SNAI and fined SNAI €1.5 million, but determined to not revoke SNAI's concession to operate VLTs in Italy.
In October 2012, SNAI filed a lawsuit in the Court of First Instance of Rome in Italy against Barcrest and Global Draw, our subsidiary which acquired Barcrest from IGT-UK Group Limited, a subsidiary of IGT, claiming liability based on breach of contract and tort. The lawsuit seeks to terminate SNAI's agreement with Barcrest and damages arising from the deactivation of the terminals, including among other things, lost profits, expenses and costs, potential awards to players who have sought to enforce what appeared to be winning jackpot and other tickets, compensation sought by managers of the gaming locations where SNAI VLTs supplied by Barcrest were installed, damages to commercial reputation and any future damages arising from SNAI's potential loss of its concession or inability to obtain a new concession. In June 2013, Barcrest and Global Draw filed a counterclaim based on SNAI's alleged breach of contract.

In September 2013, Global Draw brought an action against IGT-UK Group Limited and IGT in the High Court of Justice (Commercial Court) in London, England seeking relief under the indemnification and warranty provisions contained in the agreement pursuant to which Barcrest was acquired from IGT-UK Group, including in connection with the April 2012 incident and a number of ancillary matters. In November 2013, IGT-UK Group Limited Barcrest filed a defense in which it denied Global Draw’s claims and counterclaimed based on Global Draw’s alleged breach of contract in connection with one of the ancillary matters.
While we believe we have meritorious defenses in the Italian litigation and potential third party recoveries, the lawsuit is in its early stages and we cannot currently predict the outcome of this matter.
WMS Merger Litigation
Complaints challenging the WMS merger were filed early in 2013 in the Delaware Court of Chancery, the Circuit Court of Cook County, Illinois and the Circuit Court of the Nineteenth Judicial Circuit, Lake County, Illinois. The actions are putative class actions filed on behalf of the WMS stockholders. The complaints generally allege that the WMS directors breached their fiduciary duties in connection with their consideration and approval of the merger and in connection with their public disclosures concerning the merger. The complaints allege that other defendants, including WMS, Scientific Games Corporation and certain affiliates of Scientific Games Corporation, aided and abetted those alleged breaches. The plaintiffs sought equitable relief, including to enjoin the acquisition, to rescind the acquisition if not enjoined, damages, attorneys' fees and other costs.
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
The plaintiffs in the Illinois action filed a claim for interim attorney fees of $0.9 million. In November 2013, the court granted our motion to stay the plaintiffs' claim for an interim award of attorney fees.
In January 2014, the plaintiffs in the Illinois action filed an amended complaint seeking damages for the alleged breach of fiduciary duties by the individual defendants and the alleged aiding and abetting of those breaches by WMS and Scientific Games Corporation. In February 2014, WMS and Scientific Games Corporation filed motions to dismiss the amended complaint.
The Company believes the claims in the Illinois and Delaware actions are without merit.
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
In September 2012, the plaintiffs filed a further amended complaint, which WMS moved to dismiss in October 2012. In April 2013, the District Court granted WMS's motion to dismiss with prejudice. In May 2013, the plaintiffs filed a notice of appeal with the U.S. Court of Appeals for the Seventh Circuit.  In October 2013, the parties advised the court that they had reached a proposed settlement on a class basis and sought the District Court’s approval of the proposed settlement.  In January 2014, the District Court preliminarily approved the proposed settlement and scheduled a fairness hearing for May 2014 for final approval of the settlement. If approved, the settlement will not have a material impact on our results of operations.

IGT License Claims
In early 2012, IGT initiated an audit to determine whether WMS was in compliance with the terms of a license agreement between them. IGT claimed that WMS underpaid license fees by approximately $25 million plus approximately $11 million in interest.  IGT subsequently filed a demand for arbitration with the American Arbitration Association seeking $50.0 million from WMS.  We have denied IGT’s claims in the arbitration and have initiated an action in the U.S. District Court for the District of Nevada seeking a preliminary injunction to enjoin or limit the scope of the arbitration and to restrain IGT from seeking to enforce certain provisions of the arbitration clause in the license agreement, as well as a refund of overpaid royalty payments.  The arbitration has been stayed pending resolution of the District Court case. While we believe we have meritorious defenses with respect to these license claims, the proceedings are in their early stages and we cannot currently predict the outcome of this matter.

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

	Sales Price of Scientific Games Common Stock
	High	Low
Fiscal Year 2013 (January 1, 2013 - December 31, 2013)
First Quarter	$10.88	$8.07
Second Quarter	$11.82	$7.55
Third Quarter	$16.70	$11.33
Fourth Quarter	$19.48	$15.50
Fiscal Year 2012 (January 1, 2012 - December 31, 2012)
First Quarter	$13.08	$9.86
Second Quarter	$12.29	$7.95
Third Quarter	$9.01	$5.53
Fourth Quarter	$8.89	$6.64
On March 10, 2014, the last reported sale price for our common stock on the Nasdaq Global Select Market was $14.18 per share. There were 922 holders of record of our common stock as of March 10, 2014.
Dividend Policy
We have never paid any cash dividends on our Class A common stock and do not presently intend to pay cash dividends on our Class A common stock in the foreseeable future. Further, under the terms of certain of our debt agreements, we are limited in our ability to pay cash dividends or make certain other restricted payments (other than stock dividends) on our Class A common stock. For further discussion related to dividend restrictions, see "Management's Discussion and Analysis of Financial Condition and Results of Operations—Liquidity, Capital Resources and Working Capital—Credit Agreement and Other Debt" in Item 7 of this Annual Report on Form 10-K
Stock Repurchase Program
On December 5, 2013, our board of directors approved an extension of our existing stock repurchase program to December 31, 2014. The program, originally announced in May 2010, was due to expire on December 31, 2013. Under the program, we are authorized to repurchase, from time to time through open market purchases or otherwise, shares of our outstanding common stock in an aggregate amount up to $200 million. As of December 31, 2013, we had $104.5 million available for potential repurchases under the program. We repurchased 49,308 shares under the repurchase program for $0.8 million during the fourth quarter of 2013 and repurchased an additional 2.0 million shares for $29.5 million in the first quarter of 2014. We have $75.0 million available for potential repurchases under the program as of the date of this Annual Report on Form 10-K.

Period	Total Number of Shares Purchased (1)	Average Price Paid per Share	Total Number of Shares Purchased as Part of Publicly Announced Plans or Programs	Approximate Dollar Value of Shares that May Yet Be Purchased Under the Plans or Programs
10/1/2013 - 10/31/2013	6,376	$17.63	—	$105.2 million
11/1/2013 - 11/30/2013	12,877	$18.07	—	$105.2 million
12/1/2013 - 12/31/2013	63,522	$16.09	49,308	$104.5 million
Total	82,775	$16.52	49,308	$104.5 million
_________________________________________________________________________________________________________________________

(1)
In addition to shares of Class A common stock repurchased as part of our publicly announced stock repurchase program, this column reflects 33,467 shares acquired from employees to satisfy the withholding taxes associated with the vesting of RSUs during the quarter ended December 31, 2013.

Shares Authorized For Issuance Pursuant to Equity Compensation Plans (in thousands)

There are 13,500 shares of common stock authorized for awards under our 2003 Incentive Compensation Plan (the "2003 Plan") plus available shares from a pre-existing equity compensation plan, which plans were approved by our stockholders. In connection with the WMS acquisition, we assumed the WMS Incentive Plan (renamed the Scientific Games Corporation Amended and Restated Incentive Plan (2013 Restatement)) (the "2013 Plan") and the outstanding awards under such plan without stockholder approval, as permitted by applicable stock exchange rules. At the time of the assumption, there were 5,627 shares available for future issuance under the 2013 Plan, excluding shares available under outstanding awards. We have outstanding stock options granted as part of inducement stock option awards that were not approved by our stockholders, as permitted by applicable stock exchange rules. The table below shows information regarding our equity compensation plans as of December 31, 2013:

Equity Compensation Plans
Shares available for future issuance under the 2003 Plan(1)	1,556
Shares available for future issuance under the 2013 Plan(2)	4,959
Unrecognized cost of outstanding awards (in millions)	$44.2
Weighted average future recognition period (years)	2.0
(1) Excludes 299 shares available for future issuance under our employee stock purchase plan as of December 31, 2013. Under the share counting rules of the 2003 Plan, awards may be outstanding relating to a greater number of shares than the aggregate remaining available under the plan so long as awards will not result in delivery and vesting of shares in excess of the number then available under the 2003 Plan.  Shares available for future issuance under the 2003 Plan do not include shares expected to be withheld in connection with outstanding awards to satisfy tax withholding obligations, which may be deemed to be available for awards under the 2003 Plan as permitted under the applicable share counting rules of the plan.
(2) Shares available for grants of equity awards to WMS employees as of December 31, 2013 under the 2013 Plan.
Stockholder Return Performance Graph
The following graph compares the cumulative total stockholder return over the five-year period ended December 31, 2013 of our common stock, the Nasdaq Composite Index and an index of peer group companies that operate in industries or lines of business similar to ours.
The peer group index consists of Bally Technologies, Inc. (New York Stock Exchange: BYI), IGT (New York Stock Exchange: IGT), Multimedia Games, Inc. (Nasdaq Global Select Market: MGAM), Aristocrat Leisure Limited (Australian Securities Exchange: ALL), Gtech S.p.A. (Borsa Italiana S.p.A.: GTK), Intralot, S.A (Athens Stock Exchange: INLOT) and Pollard Banknote Limited (Toronto Stock Exchange: PLB.UN-TO).
The companies in each peer group have been weighted based on their relative market capitalization each year. The graph assumes that $100 was invested in our common stock, the Nasdaq Composite Index and the peer group index at the beginning of the five-year period and that all dividends were reinvested. The comparisons are not intended to be indicative of future performance of our common stock.

	12/08	12/09	12/10	12/11	12/12	12/13
Scientific Games Corporation	100.00	82.95	56.78	55.30	49.43	96.52
NASDAQ Composite Index	100.00	144.88	170.58	171.30	199.99	283.39
Prior Peer Group Index	100.00	159.29	136.30	129.38	146.67	230.73
Current Peer Group Index	100.00	159.29	136.30	135.17	154.06	221.01

ITEM 6.    SELECTED FINANCIAL DATA
Selected financial data presented below as of and for the years ended December 31, 2013, 2012, 2011, 2010 and 2009 have been derived from our audited consolidated financial statements. The information below reflects the acquisitions and dispositions of certain businesses from 2009 through 2013, including the WMS acquisition in October 2013, the disposition of our pub business in March 2013, the acquisition of substantially all of the assets of Parspro in July 2012, the acquisition of Provoloto in June 2012 and the initiation of our exit of the business in December 2013, the acquisition of ADS in June 2012, the acquisition of Barcrest in September 2011, the disposition of our Racing Business in October 2010, the acquisition of substantially all of GameLogic's assets in August 2010 and the acquisition of certain assets of Sceptre Leisure Solutions Limited in April 2010. This data should be read in conjunction with "Management's Discussion and Analysis of Financial Condition and Results of Operations" in Item 7 of this Annual Report on Form 10-K and our Consolidated Financial Statements and the Notes thereto included in Item 8 of this Annual Report on Form 10-K.

FIVE YEAR SUMMARY OF SELECTED FINANCIAL DATA
(in millions, except per share amounts)

	As of and for the Years Ended December 31,
	2013	2012	2011	2010	2009
Total revenue	$1,090.9	$928.6	$865.9	$870.5	$914.8
Operating (loss) income (1)	(18.3)	62.9	92.2	62.9	2.6
Total other (expense) income	(125.0)	(86.1)	(79.6)	(63.5)	(25.3)
Net (loss) income from continuing operations before income taxes	(143.3)	(23.2)	12.6	(0.6)	(22.7)
Income tax benefit (expense)	117.7	(20.7)	(18.4)	(143.8)	(13.7)
Net loss from continuing operations	$(25.6)	$(43.9)	$(5.8)	$(144.4)	$(36.4)

Basic and diluted net loss per share:
Basic from continuing operations	$(0.30)	$(0.49)	$(0.06)	$(1.56)	$(0.39)
Diluted from continuing operations	$(0.30)	$(0.49)	$(0.06)	$(1.56)	$(0.39)

Weighted average number of shares used in per share calculations:
Basic shares	85.0	90.0	92.1	92.7	92.7
Diluted shares	85.0	90.0	92.1	92.7	92.7

Statement of Cash Flows Data
Net cash provided by operating activities	$171.2	$156.8	$171.1	$170.5	$220.1
Net cash used in investing activities	(1,664.7)	(141.9)	(161.1)	(287.6)	(188.2)
Net cash provided by (used in) financing activities	1,538.7	(10.1)	(24.7)	(9.8)	92.1
Effect of exchange rates changes on cash and cash equivalents	(0.5)	(0.2)	(5.2)	(9.0)	0.4
Increase (decrease) in cash and cash equivalents	$44.7	$4.6	$(19.9)	$(135.9)	$124.4

Balance Sheet Data
Total assets	$4,241.9	$2,186.9	$2,161.9	$2,151.5	$2,291.8
Total long-term debt, including current installments	$3,192.6	$1,468.2	$1,390.7	$1,396.7	$1,367.1
Stockholders' equity	$375.0	$364.8	$443.7	$452.7	$619.8
(1) Operating income (loss) includes:

•	Stock-based compensation of $22.3 million, $24.2 million, $21.5 million, $22.7 million and $34.5 million in 2013, 2012, 2011, 2010 and 2009, respectively.

•	The write-down of assets held for sale in 2009 resulting from our strategic decision to sell the Racing Business.

•	Employee termination and restructuring costs of $22.7 million, $10.6 million, $2.0 million, $0.6 million and $3.9 million in 2013, 2012, 2011, 2010 and 2009, respectively.

•
Depreciation and amortization expense, which includes accelerated depreciation charges related to equipment or technology, the impact of any impairment charges related to underperforming contracts and also includes accelerated depreciation expense related to restructuring plans. Charges for accelerated depreciation or impairment included in depreciation and amortization expense were $22.3 million, $45.5 million, $6.4 million, $31.3 million and $24.7 million for 2013, 2012, 2011, 2010 and 2009, respectively. See "Management's Discussion and Analysis of Financial Condition and Results of Operations-Results of Operations" in Item 7 of this Annual Report on Form 10-K for further discussion regarding these charges.

•
Loss or gain on early extinguishment of debt includes losses or gains that we incur when we refinance our long-term debt obligations and also includes write-offs of the associated deferred financing costs. See Note 15 (Long-Term and Other Debt) for more information regarding our debt instruments.

ITEM 7.    MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS
The following MD&A is intended to enhance the reader's understanding of our operations and current business environment and should be read in conjunction with the description of our business (Item 1 of this Annual Report on Form 10-K) and our Consolidated Financial Statements and Notes (Item 8 of this Annual Report on Form 10-K).
            This MD&A contains forward-looking statements and should be read in conjunction with the disclosures and information contained under "Forward-Looking Statements" and "Risk Factors" at the beginning and in Item 1A, respectively, of this Annual Report on Form 10-K. As used in this MD&A, the terms "we," "us," "our" and the "Company" mean Scientific Games Corporation together with its consolidated subsidiaries.
Our MD&A is organized into the following sections:

•	BUSINESS OVERVIEW

•	CONSOLIDATED RESULTS

•	BUSINESS SEGMENT RESULTS

•	RECENTLY ISSUED ACCOUNTING GUIDANCE

•	CRITICAL ACCOUNTING ESTIMATES

•	LIQUIDITY, CAPITAL SOURCES AND WORKING CAPITAL
BUSINESS OVERVIEW
We are a leading developer of technology-based products and services and associated content for worldwide gaming and lottery markets.  The Company’s portfolio includes instant and draw-based lottery games; electronic gaming machines and game content; server-based lottery and gaming systems; sports betting technology; loyalty and rewards programs; and social, mobile and interactive content and services.  We also gain access to technologies and pursue global expansion through strategic acquisitions and equity investments.
Impact of WMS Acquisition and Other Items
On October 18, 2013, the Company acquired WMS for $1,485.9 million. For additional information regarding the WMS acquisition, please see Note 3 (Acquisitions and Dispositions). In connection with the WMS acquisition, we entered into new senior secured credit facilities in an aggregate principal amount of $2,600.0 million, consisting of a $300.0 million revolving credit facility and a $2,300.0 million term loan facility. The term loan facility was used, in part, to finance the consideration paid in the WMS acquisition, to pay off indebtedness under our and WMS's prior credit agreements and to pay related acquisition expenses and financing fees. For additional information regarding our new credit facilities, see Note 15 (Long-Term and Other Debt).
We believe that the WMS acquisition is transformational for Scientific Games, creating one of the largest diversified global gaming suppliers. In particular, we believe that the WMS acquisition (1) significantly expands our gaming business, (2) diversifies our mix of products, customers and geographies in which we do business and (3) allows the combined company to leverage the unique core competencies of each organization. We also expect the combined company to benefit from economies of scale, which we believe will provide opportunities for synergies and cash flow improvements.
Our consolidated results of operations for the year ended December 31, 2013 were significantly impacted by the inclusion of the results of operations for WMS for the 74 days following the acquisition date. Results for the years ended December 2012 and 2011 do not include results of operations for WMS. Items related to the WMS acquisition and other items that impacted our results of operations are detailed below:

▪	$144.7 million of our revenue was attributable to WMS;

▪	our consolidated results also reflected:

•	a $13.0 million increase of cost of product sales due to the write-up of finished goods inventory required under purchase accounting for the WMS acquisition;

•	$19.8 million of acquisition-related fees and expenses related to the WMS acquisition and $24.5 million for legal contingencies and settlements that impacted SG&A;

•
employee termination and restructuring charges of $22.7 million related to the WMS acquisition and other restructuring activities, including $5.3 million related to WMS integration activities, $2.2 related to the discontinuance of a line of gaming machines following the WMS acquisition, $9.1 million related to management changes and $4.5 million related to the exit from our instant lottery game operations in Mexico;

•
$18.5 million of accelerated or incremental depreciation expense, including $8.0 million of accelerated depreciation related to obsolete software, $4.9 million of incremental depreciation and amortization from the write-up of tangible and intangible assets under purchase accounting for the WMS acquisition, $3.1 million of accelerated depreciation related to our exit of our instant lottery game operations in Mexico and $2.5 million related to an impairment of a lottery systems contract;

•	a $19.5 million year-over-year increase in interest expense related to the incremental indebtedness that we incurred under our new credit facilities to finance the WMS acquisition;

•
a $26.6 million decline in our earnings from equity investments primarily reflecting $23.1 million in charges related to a change in the estimated useful lives of certain gaming machines that impacted results of our ITL equity investment and a write-down of our Guard Libang equity investment partially offset by a one-time $7.9 million early termination fee earned by ITL as part of a five-year contract extension;

•	a loss on early extinguishment of debt of $5.9 million related to the early termination of our prior credit facilities in connection with the financing of the WMS acquisition; and

•	an income tax benefit of $131.1 million related to the net deferred tax liabilities acquired in the WMS acquisition.
See Note 3 (Acquisitions and Dispositions), Note 4 (Restructuring Plans), Note 8 (Property and Equipment), Note 9 (Intangible Assets and Goodwill), Note 10 (Software), Note 11 (Equity Investments), Note 15 (Long-Term and Other Debt), Note 21 (Income Tax Expense) and Note 22 (Litigation) for additional information regarding the foregoing items.
Our results of operations for the year ending December 31, 2014 will reflect a full year of the results of operations for WMS. Among other things, these results are anticipated to reflect (1) significant investment in R&D by WMS (as illustrated by the $19.4 million increase in our R&D expense for the year ended December 31, 2013, almost all of which was attributable to the inclusion of WMS in our results since October 18, 2013), (2) higher SG&A, including the significant resources expended in the WMS interactive business for player acquisition, (3) incremental depreciation and amortization resulting from the write-up of tangible and intangible assets required under purchase accounting for the WMS acquisition and (4) higher interest expense related to our new credit facilities (as illustrated by the $19.5 million increase in interest expense for the year ended December 31, 2013).
For 2014, we are focused on successfully integrating WMS and Scientific Games and achieving anticipated cost synergies by implementing our plans to streamline our operations and cost structure. We are also focused on positioning the Company for profitable growth by leveraging our core strengths and capabilities to enhance our portfolio of products and services and to expand market penetration worldwide. We anticipate our future results of operations will benefit from these efforts, although we expect these benefits to be offset to some extent by incremental costs and capital expenditures related to our contemplated integration activities. We also expect to incur additional costs during 2014 to position ourselves to capitalize on longer-term revenue synergy opportunities.
Segments
We report our operations in three business segments: Instant Products, Lottery Systems and Gaming. The Instant Products and Lottery Systems business segments are managed by a single executive and the Gaming business segment is managed by a separate executive, both of whom report to our chief executive officer (who is the "chief operating decision maker" under applicable accounting rules). See "Business Segment Results" below and Note 2 (Business and Geographic Segments) for additional business segment information.
Discontinued Operations
On March 25, 2013, we completed the sale of our installed base of gaming machines in our pub business, as discussed in Note 3 (Acquisitions and Dispositions). The results of our discontinued pub operations for the years ended December 31, 2013, 2012 and 2011 are presented in the Consolidated Statements of Operations and Comprehensive Loss in accordance with ASC 205-20, Presentation of Financial Statements - Discontinued Operations. For the years ended December 31, 2013, 2012 and 2011, we recorded a loss from discontinued operations of $3.0 million, $24.6 million and $8.4 million, respectively, and a net loss from discontinued operations of $4.6 million, $18.7 million and $6.8 million, respectively.

Foreign Exchange
Our results are subject to the impact of changes in foreign currency exchange rates, which results in the translation of foreign functional currencies into U.S. dollars and the re-measurement of foreign currency transactions. The impact of foreign currency exchange rate fluctuations represents the difference between current rates and prior period rates applied to current activity. We derived approximately 49% and 53% of our revenue from sales to customers outside of the U.S. in 2013 and 2012, respectively. We have exposure to foreign currency volatility, particularly the British Pound Sterling and the Euro. The British Pound Sterling and the Euro represented, respectively, $228.9 million, or 21%, and $65.5 million, or 6%, of our consolidated revenue for the year ended December 31, 2013. We also have foreign currency exposure related to certain of our equity investments. Our earnings from our Euro-denominated equity investment in LNS were $17.9 million for the year ended December 31, 2013. See further information regarding our foreign exchange exposures in "Quantitative and Qualitative Disclosures About Market Risk" in Item 7A of this Annual Report on Form 10-K.
CONSOLIDATED RESULTS

(in millions)	Years ended December 31,			Variance
	2013	2012 (2)	2011 (2)	2013 vs 2012		2012 vs 2011
Revenue:
Instant games	$516.0	$493.6	$493.3	$22.4	5%	$0.3	—%
Services	415.0	340.3	318.9	74.7	22%	21.4	7%
Product sales	159.9	94.7	53.7	65.2	69%	41.0	76%
Total revenue	1,090.9	928.6	865.9	162.3	17%	62.7	7%
Operating expenses:
Cost of instant games (1)	285.1	282.5	281.6	2.6	1%	0.9	—%
Cost of services (1)	203.1	170.7	161.8	32.4	19%	8.9	6%
Costs of product sales (1)	103.5	65.1	38.3	38.4	59%	26.8	70%
Selling, general and administrative	266.4	179.4	172.9	87.0	48%	6.5	4%
Research and development	26.0	6.6	6.1	19.4	294%	0.5	8%
Employee termination and restructuring	22.7	10.6	2.0	12.1	114%	8.6	430%
Depreciation and amortization	202.4	150.8	111.0	51.6	34%	39.8	36%
Operating (loss) income	(18.3)	62.9	92.2	(81.2)	(129)%	(29.3)	(32)%
Total other (expense) income	(125.0)	(86.1)	(79.6)	(38.9)	45%	(6.5)	8%
Net (loss) income from continuing operations before income taxes	(143.3)	(23.2)	12.6	(120.1)	518%	(35.8)	(284)%
Income tax benefit (expense)	117.7	(20.7)	(18.4)	138.4	(669)%	(2.3)	13%
Net loss from continuing operations	$(25.6)	$(43.9)	$(5.8)	$18.3	(42)%	$(38.1)	657%
________________________________________________________________________________________________________________________________

(1)	Exclusive of depreciation and amortization.

(2)	Prior year consolidated results were recast to exclude discontinued operations.
Year Ended December 31, 2013 Compared to Year Ended December 31, 2012
Revenue
Consolidated revenue increased in each of our categories of revenues (instant games, services and product sales). The inclusion of revenue from WMS following the acquisition increased consolidated revenue by $144.7 million. Consolidated revenue also reflected unfavorable foreign currency translation of $1.7 million.

Instant games revenue increased by $22.4 million reflecting higher revenue from game licensing and player loyalty programs, higher revenue from our participation contracts in U.S. and international jurisdictions and higher revenue from our international price-per-unit contracts, partially offset by a decrease in revenue from our U.S. price-per-unit contracts.

Service revenue, which includes our participation-based and other service revenue from our Lottery Systems and Gaming business segments, increased $74.7 million reflecting the inclusion of $75.9 million of WMS service revenue. Excluding the portion related to WMS, service revenue was essentially flat year-over-year.

Product sales revenue included $68.8 million of post-acquisition WMS product sales revenue, and otherwise decreased by $3.6 million. The decrease resulted from lower U.S. lottery systems hardware sales and lower sales of gaming machines to our bingo and arcade customers in the U.K., partially offset by higher sales of hardware and software to our international lottery systems customers.
Cost of Revenue
Consolidated cost of revenue increased $73.4 million, including $63.8 million from WMS. Cost of instant games increased primarily due to increased revenue. Excluding $19.5 million of cost of revenue incurred by WMS following the acquisition, cost of service revenue increased $12.9 million related to a less profitable mix of service revenue. Excluding cost of product sales related to WMS, cost of product sales decreased $5.9 million primarily due to lower product sales in our U.K. gaming business.
SG&A
SG&A increased $87.0 million, which reflected $47.5 million of SG&A incurred by WMS following the acquisition, $19.8 million of fees and expenses related to the WMS acquisition and $24.5 million related to legal contingencies and settlements. The increase in SG&A was partially offset by a $6.2 million decrease in compensation expense.
R&D
R&D increased $19.4 million primarily related to WMS, which accounted for $19.1 million of the increase.
Employee Termination and Restructuring
Employee termination and restructuring costs included $5.3 million related to WMS integration activities, $9.1 million related to management changes, $4.5 million related to the exit from our instant lottery game operations in Mexico and $2.2 related to the discontinuance of a line of gaming machines following the WMS acquisition. We discuss these charges in more detail in Note 4 (Restructuring Plans).
Depreciation and Amortization
Depreciation and amortization increased $51.6 million, including $40.1 million of depreciation and amortization from WMS, which included $4.9 million of incremental depreciation and amortization resulting from the write-up of tangible and intangible assets under our purchase accounting for the WMS acquisition. In addition, as a result of our restructuring activities, we recorded $4.6 million of accelerated depreciation related to software for a line of gaming machines that we discontinued following the WMS acquisition and $3.1 million of accelerated depreciation related to the exit from our instant lottery game operations in Mexico. We also recorded an additional $3.4 million of accelerated depreciation expense related to other obsolete software in our gaming business and higher depreciation due to the placement of an internally developed software platform into service and the deployment of new lottery terminals in China. These increases were offset by $3.3 million of lower lottery systems impairments as compared to the prior year.
Other Income and Expense
Interest expense increased $19.5 million due to the incremental indebtedness that we incurred under our new credit facilities to finance the WMS acquisition. In addition, we recorded a loss on early extinguishment of debt of $5.9 million related to the write-off of deferred financing costs associated with the early termination of our prior credit facilities in connection with the financing of the WMS acquisition. See further details regarding our indebtedness in Note 15 (Long-term and Other Debt). In 2012, we recorded a loss on early extinguishment of debt of $15.5 million due to the redemption of our 2016 Notes comprised primarily of the redemption premium and the write-off of previously deferred financing costs.

Earnings from equity investments decreased by $26.6 million primarily due to lower earnings from our investment in ITL related to the accelerated depreciation of certain gaming machines, as well as lower earnings from our investments in Northstar Illinois and RCN. We also recorded a $6.4 million impairment charge on our equity investment in Guard Libang. These decreases in earnings from equity investments were partially offset by a one-time $7.9 million early termination fee earned by ITL as part of a five-year contract extension. See further details in Note 11 (Equity Investments).

Income Tax Benefit (Expense)
We recorded an income tax benefit of $117.7 million for the year ended December 31, 2013 compared to income tax expense of $20.7 million for the year ended December 31, 2012. The effective income tax rates for the years ended December 31, 2013 and 2012 were 82.1% and (89.2)% respectively. In 2013, the Company recorded an income tax benefit of $131.1 million related to the net deferred tax liabilities acquired in the WMS acquisition. The income tax benefit was partially offset by income tax related to current-year profits of our foreign operations, the tax impact related to amortization of indefinite lived intangibles and our inability to recognize tax benefits associated with current-year losses in the U.S. After considering the net deferred tax liabilities acquired as a result of the WMS acquisition and the current-year U.S. loss, the Company recorded a partial release of the valuation allowance related to its net U.S. deferred tax assets in the amount of $68.9 million.

Our 2013 effective income tax rate on foreign earnings was impacted by the mix of income and the statutory tax rates in our foreign jurisdictions, which ranged from a low of 0% to a high of 35%. The foreign jurisdictions that had the most impact on our foreign income tax benefit (expense) in 2013 include Austria, Bermuda, Canada, Ireland, Mexico and the U.K.

Our income tax benefit (expense) may change from period to period based on, among other factors, the mix of earnings between U.S. and foreign jurisdictions and among foreign jurisdictions, the effect of the valuation allowance related to our U.S. deferred tax assets (or the release thereof), state and local taxes, specific events such as the settlement of income tax audits and changes in tax law, and the effects of our global income tax strategies. Please refer to Note 21 (Income Tax Expense) for additional information regarding our foreign and domestic pre-tax income (loss), our foreign and domestic income tax benefit (expense) and the effect foreign taxes have on our overall effective tax rate.
Year Ended December 31, 2012 Compared to Year Ended December 31, 2011
Revenue
Consolidated revenue reflected increases in each of our categories of revenue and the acquisition of Barcrest, which increased consolidated revenue by $26.9 million. Consolidated revenue also reflected unfavorable foreign currency translation of $8.9 million.

The increase in instant games revenue reflected higher revenue from our U.S. and international participation contracts and higher revenue from our player loyalty programs. This increase was partially offset by a decrease in game licensing revenue and by lower revenue from our U.S. and international price-per-unit contracts.

The increase in consolidated service revenue reflected higher lottery systems service revenue due in part to larger Powerball and Mega Millions jackpots in 2012 and higher instant game validation revenue, as well as higher gaming service revenue due to the acquisition of Barcrest and an increase in revenue from our U.K. LBO contracts.

The increase in product sales revenue resulted from higher equipment sales to U.S. customers, higher hardware and software sales to our international customers and the acquisition of Barcrest.

Cost of Revenue

Consolidated cost of revenue increased in 2012 versus 2011 reflecting the increase in consolidated revenue for the same period. The increase in consolidated cost of revenue included an increase in cost of services and cost of product sales reflecting the increase in service and product sales revenue, respectively, and an increase due to the impact of foreign currency translation of $5.3 million.
SG&A
The increase in SG&A reflected $5.4 million of incremental expense from our business acquisitions, higher compensation expense of $5.8 million (including a $2.6 million increase in stock-based compensation expense), a $6.2 million increase in accounts receivable reserves related to certain gaming customers and $2.9 million of higher expenses related to the expansion of our U.K. LBO business. This increase was partially offset by a decrease of $7.1 million in our accrual for potential incentive compensation under our performance-based incentive compensation plan relating to our Asia-Pacific business (the "Asia-Pacific Plan"), a decrease of $5.9 million due to the impact of a customer claim recorded during the year ended December 31, 2011 and an insurance settlement recovered in 2012 related to that claim, and lower professional and advisory fees of $3.0 million. The overall increase in SG&A was also partially offset by a $1.0 million decrease due to the impact of foreign currency translation.

Employee Termination and Restructuring
Employee termination and restructuring costs of $10.6 million related to our exit from the Barcrest analog AWP business, the reorganization of our pub business in an effort to more effectively capitalize on the Barcrest acquisition and the reorganization of our Australian printing operations.
Depreciation and Amortization
Depreciation and amortization increased principally due to $31.9 million of accelerated depreciation expense in our gaming business, including $12.5 million related to the write-down of gaming machines and software in our pub business and $19.4 million related to a write-down of gaming machines primarily related to customers transitioning to newer generation terminals. Depreciation and amortization also increased due to the $5.8 million impairment of certain long-lived assets related to underperforming Lottery Systems contracts, $4.4 million of accelerated depreciation expense related to the write-down of certain development costs in our licensed properties business and $6.8 million of incremental depreciation expense from the acquisition of Barcrest. In addition, we recorded $3.4 million of accelerated depreciation expense related to the reorganization of our Australian printing operations. The increase was partially offset by a $6.4 million decrease due to accelerated depreciation expense recorded in 2011 related to the replacement of our Gaming business technology platform.
Other Income and Expense
Interest expense decreased primarily due to a decline in borrowing costs related to our variable interest rate debt and the expiration of an interest rate swap in October 2011.
Earnings from equity investments decreased due to lower earnings from most of our equity method investments, partially offset by an increase in earnings from RCN.
Loss on early extinguishment of debt increased due to the redemption of our 2016 Notes resulting in a charge of $15.5 million comprised primarily of the redemption premium and the write-off of previously deferred financing costs.
Other expense increased principally due to an increase in foreign exchange transaction expenses.
Income Tax Expense
Income tax expense was $20.7 million for the year ended December 31, 2012 compared to $18.4 million for the year ended December 31, 2011. The effective income tax rates for the year ended December 31, 2012 and 2011 were (89.2)% and 146.0%, respectively. The effective tax rate for 2012 did not include the benefit of the current year U.S. tax loss as a result of the valuation allowance against our U.S. deferred tax assets. Our effective income tax rate on foreign earnings was impacted by the mix of income and the statutory tax rates in our foreign jurisdictions, which ranged from a low of 0% to 35%. The foreign jurisdictions that had the most impact on our foreign income tax in 2012 include Austria, Canada, Ireland, Mexico and the U.K.

Our income tax benefit (expense) may change from period-to-period based on, among other factors, the mix of earnings between U.S. and foreign jurisdictions and among foreign jurisdictions, the effect of the valuation allowance related to our U.S. deferred tax assets, state and local taxes, specific events such as the settlement of income tax audits and changes in tax law, and the effects of the Company’s global income tax strategies. Please refer to Note 21 (Income Tax Expense) for additional information regarding our foreign and domestic pre-tax income (loss), our foreign and domestic income tax provision and the effect foreign taxes have on our overall effective tax rate.
BUSINESS SEGMENTS RESULTS
INSTANT PRODUCTS
Our Instant Products segment is primarily comprised of our global instant lottery games business. We generate revenue from the manufacturing and sale of instant lottery games, as well as the provision of value-added services such as game design, sales and marketing support, specialty games and promotions, inventory management and warehousing and fulfillment services. In addition, we provide licensed games, promotional entertainment and internet-based marketing services to the lottery industry. These revenues are presented as Instant Games in our results of operations. Revenue generated from the sale of phone cards that we manufacture is presented as product sales in our results of operations. Our equity investments in LNS (Italy), Northstar Illinois, Northstar New Jersey, CSG (China) and Hellenic Lotteries (Greece) are included in the Instant Products segment.
Overview
In addition to maintaining our traditional base of U.S. Instant Products customers, we continue to seek opportunities to expand internationally. In May 2013, we became the exclusive supplier of instant lottery games and services to the National

Lottery of Panama under a participation-based contract that commenced in October 2013. In May 2013, we commenced operations under a new contract with Loteria Electronica Internacional Dominicana S.A. (Dominican Republic). We expect our results of operations to benefit from these new contracts.
Following the expiration of our contract with Loto-Québec in January 2014, we have continued to provide instant lottery games to this customer under the previous contract terms. In November 2013, we were awarded a new price-per-unit contract with Loto-Québec that will represent a significantly smaller portion of such customer’s instant lottery game business than the recently expired contract. We understand that a contract has been awarded to one of our competitors for certain categories of instant games that we provided under the recently expired contract.
In December 2013, we initiated a reorganization plan to exit our instant lottery game operations in Mexico. In February 2014, we entered into a three-year agreement to supply instant lottery games to a distributor in Mexico.
As U.S. and international jurisdictions increasingly look toward lottery and gaming as a source of revenue growth, we believe there may be interest in pursuing an outsourcing model whereby the day-to-day management of lotteries is conducted by a third party, similar to the PMA model in Illinois or New Jersey. To the extent any of our lottery customers enter into a PMA, such lottery customer or the private manager may terminate our existing contract(s) as part of the transition to the private management model. To date, we have largely pursued these opportunities by making strategic equity investments in the private manager or outsourced service provider and entering into lottery supply agreements with such private manager or provider. Our investments in, and supply agreements with, LNS, Northstar Illinois, Northstar New Jersey and Hellenic Lotteries, are anticipated to represent a significant portion of our business in our Instant Products segment and our results of operations will fluctuate based on their performance. We earn revenue under the supply agreements, while the results of operations of our equity investments are reflected in earnings (loss) from equity investments. Our cash flows are impacted by earnings that are distributed to us by the equity investees, as well as capital contributions to, and return of capital payments by, the equity investees. A discussion of each of our strategic equity investments is included in Note 11 (Equity Investments).
We understand that the Illinois lottery has asserted that Northstar Illinois is responsible for shortfall payments of approximately $22 million with respect to the fiscal year ended June 30, 2012 and approximately $39 million with respect to the fiscal year ended June 30, 2013. We further understand that Northstar Illinois disagrees with the methodology used by the lottery in calculating the lottery's net income that formed the basis of the lottery's shortfall payment claims and believes that certain other matters that could impact any potential shortfall payments have yet to be resolved, and has initiated the resolution process contemplated by the PMA in an attempt to resolve these matters.
We understand that, during 2013, Northstar Illinois, recorded a liability of approximately $42 million associated with its estimate of the potential aggregate net shortfall payments for the first three fiscal years under its PMA with the State of Illinois. As a result, for the year ended December 31, 2013, earnings from our equity investment in Northstar Illinois were reduced by an amount equal to the amortization of our pro rata portion of this $42 million, which amortization has been allocated over the term of the PMA.  These amounts were not material to our results of operations for the year ended December 31, 2013. In December 2013, we contributed $13.8 million to Northstar Illinois. We may be required to make capital contributions to Northstar Illinois to fund our pro rata share of any shortfall payments that are payable to the State under the PMA.
In June 2013, we contributed $21.5 million to Northstar New Jersey, representing our pro rata portion of the $120.0 million payment made by Northstar New Jersey to the State of New Jersey under its services agreement with the State. We also contributed an additional $7.2 million to Northstar New Jersey in 2013, which represents our pro rata share of the initial working capital requirements of Northstar New Jersey. We may be required to make future capital contributions to Northstar New Jersey to fund our pro rata share of any shortfall payments that are payable to the State under the services agreement. Services under the agreement commenced on October 1, 2013 and are scheduled to end on June 30, 2029.
In July 2013, Hellenic Lotteries, in which we have a 16.5% equity interest, was granted a concession by the Greek government for the exclusive rights to the production, operation and management of instant game and certain traditional lotteries in Greece.  Our pro rata portion of the €190.0 concession payment made by Hellenic Lotteries to the Greek government was €31.4 million.  Operations under the concession agreement are expected to commence during the first half of 2014.  According to third-party data, in 2011, OPAP generated approximately €4.4 billion in total lottery retail sales in Greece, making it the third largest lottery in the world in terms of per capita sales. The instant game lottery in Greece has been inactive since 2003. In addition to our portion of the upfront payment, we contributed an additional €0.3 million to Hellenic Lotteries for working capital requirements, resulting in aggregate contributions of €31.7 million to the operating company for the year ended December 31, 2013.
Retail sales of instant lottery games can be a key performance indicator of our instant game revenue, although there may not always be a direct correlation between retail sales and our instant game revenue due to the type of contract (e.g., participation contracts versus price-per-unit contracts), the impact of changes in our customer contracts, the performance of our game licensing and player loyalty business or other factors.

Results of Operations and Key Performance Indicators for Instant Products

(in millions)	Years ended December 31,			Variance
	2013	2012	2011	2013 vs 2012		2012 vs 2011
Revenue:
Instant games	$516.0	$493.6	$493.3	$22.4	5%	$0.3	—%
Product sales	13.5	11.6	9.6	1.9	16%	2.0	21%
Total revenue	529.5	505.2	502.9	24.3	5%	2.3	—%
Operating expenses:
Cost of instant games (1)	285.1	282.5	281.6	2.6	1%	0.9	—%
Cost of product sales (1)	9.3	7.6	5.9	1.7	22%	1.7	29%
Research and development	0.9	0.4	0.5	0.5	125%	(0.1)	(20)%
Selling, general and administrative	48.2	45.2	48.7	3.0	7%	(3.5)	(7)%
Employee termination and restructuring	4.7	5.9	—	(1.2)	(20)%	5.9	—%
Depreciation and amortization	38.5	41.0	32.8	(2.5)	(6)%	8.2	25%
Operating income	$142.8	$122.6	$133.4	$20.2	16%	$(10.8)	(8)%

Earnings from equity investments	$19.3	$23.4	$26.6	$(4.1)	(18)%	$(3.2)	(12)%

Key Performance Indicators:
Instant games by revenue type:
Participation contracts	$254.7	$243.9	$214.3	$10.8	4%	$29.6	14%
Price-per-unit contracts	202.5	204.0	216.7	(1.5)	(1)%	(12.7)	(6)%
Licensing and player loyalty	58.8	45.7	62.3	13.1	29%	(16.6)	(27)%
Total instant games revenue	$516.0	$493.6	$493.3	$22.4	5%	$0.3	—%

Instant games revenue by geography:
U.S.	$315.1	$305.5	$306.2	$9.6	3%	$(0.7)	—%
International	200.9	188.1	187.1	12.8	7%	1.0	1%
Total instant games revenue	$516.0	$493.6	$493.3	$22.4	5%	$0.3	—%

U.S. lottery customers’ retail sales of instant games	$36,747	$35,329	$32,499	$1,418	4%	$2,830	9%

Italy retail sales of instant games (in Euros)	€9,612	€9,764	€10,151	€(152)	(2)%	€(387)	(4)%
________________________________________________________________________________________________________________________________

(1)	Exclusive of depreciation and amortization.
Based on third-party data, our U.S. customers' total instant lottery game retail sales increased 4% for the year ended December 31, 2013 compared to the prior-year period, driven by several factors, including strong performance in those states where we provide instant game product management services. In addition, Italy retail sales of instant games decreased 2% for the year ended December 31, 2013 compared to the prior-year period. Italy retail sales are generally impacted by the level of marketing spending and timing of the launch of new games.
Year Ended December 31, 2013 Compared to Year Ended December 31, 2012
Revenue
The increase in our instant games revenue reflected higher revenue of $13.1 million from licensing and player loyalty programs, $10.8 million from our U.S. and international participation contracts driven by an increase in retail sales, and $3.6 million from our international price-per-unit contracts. The increase was partially offset by a decrease in revenue from our U.S. price-per-unit contracts of $5.2 million due to unfavorable contract revisions and the timing of orders. Instant game revenue reflected unfavorable foreign currency translation of $1.7 million.

Operating Income
Operating income increased primarily due to a higher and more profitable mix of revenue, a decrease in depreciation and amortization and a decrease in employee termination and restructuring charges. These decreases reflected the impact of the reorganization of our Australian operations in the prior-year period, partially offset by the reorganization of our instant lottery game operations in Mexico in 2013. The increase in operating income was partially offset due to higher SG&A reflecting a full year of the operations of Provoloto, which we acquired in June 2012, and an insurance settlement recovered in 2012 that did not recur in 2013, partially offset by lower compensation expense.
Year Ended December 31, 2012 Compared to Year Ended December 31, 2011
Revenue
The increase in instant game revenue reflected higher revenue of $30.6 million from our U.S. and international participation contracts driven by an increase in retail sales, including from our agreement with Northstar Illinois, and our acquisition of Provoloto. Our instant game revenue also reflected an increase of $8.1 million from our player loyalty programs. These increases were primarily offset by an $11.8 million decrease in revenue from our U.S. and international price-per-unit contracts, primarily due to lower sales to LNS, the timing of orders and contract revisions and a $24.4 million decrease in revenue from our licensed properties business largely due to a challenging year-over-year comparison in light of the impact of our successful launch of a multi-state licensed game in 2011. Revenue for the year ended December 31, 2012 also reflected unfavorable foreign currency translation of $2.2 million. Products sales revenue primarily consisted of printed phone card sales.
Operating Income
Operating income decreased primarily due to restructuring costs of $5.9 million and higher depreciation expense of $8.2 million comprised of $4.4 million of accelerated depreciation expense related to the write-down of certain development costs in our licensed properties business and $3.4 million of accelerated depreciation expense related to the reorganization of our Australian operations. These decreases in operating income were partially offset by lower SG&A of $3.5 million, which reflected the impact of a customer claim recorded during the year ended December 31, 2011 and an insurance settlement recovered in 2012 related to that claim.
LOTTERY SYSTEMS
Our Lottery Systems business segment provides customized computer software, software support, equipment and data communication services, sports wagering systems and keno to lotteries. In the U.S., we typically provide the necessary equipment, software and maintenance services on a participation basis pursuant to long-term contracts that typically have an initial term of at least five years. Internationally, we typically sell point-of-sale terminals and/or computer software to lottery authorities and may provide ongoing fee-based systems maintenance and software support services. Our equity investment in Guard Libang is included in the Lottery Systems segment.
Overview
We are the exclusive instant lottery game validation network provider to the CSL under an agreement that expires in January 2016. Under the terms of this agreement, the participation rate we receive decreased by 0.1% in January 2014. We have seen a recent decline in our instant lottery game validation revenue and our joint venture's instant lottery game printing revenue as instant lottery game retail sales of the CSL have declined, which we believe is due in part to competition from other lottery products impacting instant lottery game sales. In September 2013, an RFP was issued for the provision of a new instant lottery game sales management system for the CSL following the expiration of our current agreement with the CSL in January 2016. The RFP did not cover the range of value-added services that we currently provide under our current CSL agreement. We determined not to submit a bid for the new systems agreement in light of, among other things, the significantly less favorable compensation structure proposed under the RFP relative to our current agreement. We understand that the new agreement was awarded to a Chinese company. We intend to seek opportunities to continue to provide our value-added services relating to the CSL that were not covered by the RFP (e.g., game design and programming) as well as additional business development opportunities to maintain and potentially grow our revenue and profit relating to our China lottery business following the expiration of the our current CSL agreement. To the extent we are not able to do so, our operating results relating to our China lottery business will be adversely affected.
Our lottery systems contract with the Indiana lottery was terminated in 2013 in connection with the award of a PMA to one of our competitors. We entered into an agreement with the new vendor to provide our existing lottery systems equipment and related services through August 2016, which agreement commenced in April 2013. In February 2013, we executed a five-year extension of our lottery systems contract with the Connecticut lottery. In March 2013, we executed a contract with the Oklahoma Lottery to continue supplying instant lottery games and lottery services for an initial period of one year subject to nine one-year contract extension options held by the lottery. In June 2013, the Colorado lottery awarded a new lottery systems contract to one of our competitors. We have protested the contract award. We will continue to provide lottery systems services to the Colorado lottery under our existing contract through October 2014.
In May 2013, a strategic alliance, comprised of us and 888 Holdings Public Limited Company, as the primary vendor team, was awarded a contract to provide internet gaming systems and services to the Delaware lottery for an initial period of five years, subject to four one-year contract extension options held by the lottery. The contract was executed in September 2013 and operations commenced in November 2013. In addition, Williams Interactive LLC (a wholly owned subsidiary of WMS) was selected to provide interactive game content in connection with the launch of internet gaming products and services in Delaware, subject the negotiation and execution of a contract with the lottery.
In December 2013, we executed a contract with the State of Maine Department of Administrative and Financial Services to continue supplying a complete line of lottery gaming systems for instant and draw lottery games, instant ticket printing, and associated instant ticket services for an initial period of six years subject to additional contract extension options held by the lottery.
We believe that retail sales of draw lottery games is a key performance indicator of our Lottery Systems service revenue, although there may not always be a direct correlation between retail sales and our Lottery Systems revenue due to the terms of our contracts, the impact of changes in our customer contracts or other factors. We believe the level of jackpots of the Powerball and Mega Millions multi-state draw lottery games, and the number of drawings conducted before a jackpot is won, have an impact on U.S. retail sales and, therefore, on our service revenue in any given period. Our Lottery Systems service revenue is also impacted by retail sales of instant lottery games where we provide instant lottery game validation services on a standalone basis or as part of a Lottery Systems contract. Our Lottery Systems product sales revenue primarily relates to sales of equipment that are not subject to long-term contracts.

Results of Operations and Key Performance Indicators for Lottery Systems

(in millions)	Years ended December 31,			Variance
	2013	2012	2011	2013 vs 2012		2012 vs 2011
Revenue:
Services	$203.2	$201.1	$197.4	$2.1	1%	$3.7	2%
Product sales	57.7	51.9	32.9	5.8	11%	19.0	58%
Total revenue	260.9	253.0	230.3	7.9	3%	22.7	10%
Operating expenses:
Cost of services (1)	113.8	109.6	105.8	4.2	4%	3.8	4%
Cost of product sales (1)	37.8	35.4	24.0	2.4	7%	11.4	48%
Research and development	4.6	4.1	3.2	0.5	12%	0.9	28%
Selling, general and administrative	22.5	20.2	18.5	2.3	11%	1.7	9%
Employee termination and restructuring	0.4	—	—	0.4	—%	—	—%
Depreciation and amortization	56.0	51.6	44.4	4.4	9%	7.2	16%
Operating income	$25.8	$32.1	$34.4	$(6.3)	(20)%	$(2.3)	(7)%

Earnings in equity investments	$(5.7)	$1.7	$2.8	$(7.4)	(435)%	$(1.1)	(39)%

Key Performance Indicators:
Services revenue by geography:
United States (2)	$116.3	$115.5	$102.9	$0.8	0.7%	$12.6	12.2%
International	86.9	85.6	94.5	1.3	2%	$(8.9)	(9)%
Total services revenue	$203.2	$201.1	$197.4	$2.1	1%	$3.7	2%

Product sales by geography:
United States	$4.5	$7.6	$6.5	$(3.1)	(41)%	$1.1	17%
International	53.2	44.3	26.4	8.9	20%	17.9	68%
Total product sales revenue	$57.7	$51.9	$32.9	$5.8	11%	$19.0	58%

U.S. lottery customers' retail sales of draw lottery tickets (3)	$3,674	$3,697	$4,125	$(23)	(1)%	$(428)	(10)%
___________________________________________________________________________________________________________________________

(1)	Exclusive of depreciation and amortization.

(2)	U.S. services revenue includes Puerto Rico.

(3)
U.S. lottery customers' retail sales of draw lottery tickets include retail sales in Puerto Rico of $398.2 million, $416.8 million, and $376.7 million for the year ended on December 31, 2013, 2012, and 2011 respectively.

Year Ended December 31, 2013 Compared to Year Ended December 31, 2012
Revenue
Lottery Systems service revenue increased $3.7 million primarily from our international operations mainly due to an increase in sports betting services, partially offset by a decline in instant lottery game validation revenue from the CSL. Our service revenue also reflected lower revenue from U.S. customers, reflecting a decrease in retail sales and unfavorable contract revisions. Service revenue also reflected favorable foreign currency translation of $0.7 million. The increase in Lottery Systems product sales revenue primarily reflected higher international sales of hardware and software of $8.1 million, partially offset by lower U.S. hardware and software sales of $3.5 million. Product sales revenue also reflected favorable foreign currency translation of $1.2 million.
Operating Income
Operating income decreased primarily due to higher depreciation and amortization driven by increased amortization of our internally developed software platform that was placed into service during the current-year period and increased terminal deployment in China partially offset by lower impairments related to underperforming contracts. The increase in SG&A largely reflected higher compensation expense related to additional headcount.
We recorded a $6.4 million impairment on our equity method investment in Guard Libang. See Note 11 (Equity Investments) for additional information.
Year Ended December 31, 2012 Compared to Year Ended December 31, 2011
Revenue
The increase in Lottery Systems service revenue reflected higher revenue of $13.0 million from U.S. customers primarily due to larger Mega Millions and Powerball jackpots and higher instant lottery game validation revenue. These increases were partially offset by a decline in service revenue from international customers of $6.5 million primarily due to a decrease in instant lottery game validation revenue from the CSL. Service revenue also reflected an unfavorable foreign currency translation impact of $2.7 million. The increase in Lottery Systems product sales revenue reflected higher equipment sales of $8.2 million to U.S. customers and higher hardware and software sales of $18.8 million to international customers. The increase in Lottery Systems product sales revenue was partially offset by an unfavorable foreign currency translation of $1.6 million.
Operating Income
Operating income reflected higher revenue offset by increased depreciation and amortization due to long-lived asset impairments of $5.8 million related to underperforming lottery systems contracts in the U.S. and an increase in SG&A largely reflecting higher compensation expense in 2012 and the favorable resolution of a legal matter during 2011.
GAMING
Our Gaming business segment is comprised of our gaming operating segment and our interactive operating segment. Our gaming operating segment designs, develops, manufactures, distributes and markets a comprehensive portfolio of product offerings. We lease gaming machines, systems and content and sell new and used gaming machines, VLTs, conversion kits and parts to commercial and Native American casinos, wide-area gaming operators, such as LBO, arcade and bingo operators in the U.K. and continental Europe, and gaming operators affiliated with governments, such as lotteries and gaming regulators. Our interactive operating segment sells virtual coins for use on our social gaming sites. Our real-money gaming business earns a percentage of net gaming revenue generated by our content from players on third-party legalized real-money gaming websites. Our equity investments in RCN, ITL and Sportech are part of our gaming business segment.
Effective in the fourth quarter of 2013, we revised our operating segments to reflect the reorganization of our business following the WMS acquisition and the financial information regularly reviewed by our chief executive officer. Based on that review, we moved our video systems business from the Lottery Systems business segment to the Gaming business segment.
We generate Gaming revenues from product sales and services. Our product sales consist of video and mechanical reel gaming machines, VLTs, conversion kits (including game, hardware and operating system conversions), parts and game content to casinos and wide-area and other gaming operators. Our services revenue includes revenue earned from participation-based leased gaming machines, other services and our interactive business.
Overview
Upon the acquisition of WMS, we immediately began integrating the WMS gaming and interactive businesses into the Gaming segment.
In October 2013, we extended our contract with Ladbrokes plc, a major U.K. bookmaker, to continue to serve as its sole provider of gaming machines through March 31, 2019.
Our interactive product portfolio recently expanded with the addition of the Goldfish social casino, a second social gaming site available on Facebook and expected on mobile devices in the second quarter of 2014. Williams Interactive signed new interactive gaming content agreements for its RMG services with Gamesys Group, bwin.party digital entertainment and SkillOnNet, which have further expanded its real-money gaming business.
In January 2014, we completed the sale of our 39,742,179 shares of Sportech to a third party for gross cash proceeds of £27.8 million. The sale had no impact on our consolidated balance sheet or consolidated results of operations for the year ended December 31, 2013, but we will record the gain on the sale of approximately £9 million in the first quarter of 2014.
Effective February 2013, the U.K. government changed the taxation of gaming machines by replacing the amusement machine license duty and the value-added tax with a new machine games duty, or MGD, of 20% on the net win generated by a gaming machine. The effect of these tax changes to our results of operations for the year ended December 31, 2013 was immaterial; however, these tax changes may impact our gaming machine customers' businesses and, therefore, could negatively impact our business. There is ongoing adverse publicity in the U.K. surrounding casino-style games available on fixed odds betting terminals. In particular, there have been discussions regarding restricting the number of fixed odds betting terminals permitted at a specific location or a specific area, reductions in the maximum stakes and payout limits, and restrictions on the speed of play and payment methods, any of which could negatively impact our gaming business in the U.K. Additionally, the U.K. Anti Money Laundering Directive, which is scheduled to be implemented throughout the European Union in 2014, expands the scope of certain anti-money laundering directives to include betting shops and LBOs, which may result in increased compliance costs for our international customers.
Results of Operations and Key Performance Indicators for Gaming
All results for 2013 referenced herein reflect the results of operations for WMS for the 74 days following the October 18, 2013 closing of the acquisition. 2012 and 2011 amounts include no results of operations for WMS.

(in millions)	Years ended December 31,			Variance
	2013	2012	2011	2013 vs 2012		2012 vs 2011
Revenue:
Services	$211.8	$139.2	$121.5	$72.6	52%	$17.7	15%
Product sales	88.7	31.2	11.2	57.5	184%	20.0	179%
Total revenue	300.5	170.4	132.7	130.1	76%	37.7	28%
Operating expenses:
Cost of services (1)	89.3	61.1	56.0	28.2	46%	5.1	9%
Cost of product sales (1)	56.4	22.1	8.4	34.3	155%	13.7	163%
Selling, general and administrative	97.2	28.8	11.5	68.4	238%	17.3	150%
Research and development	20.5	2.1	2.4	18.4	876%	(0.3)	(13)%
Employee termination and restructuring	8.6	4.7	2.0	3.9	83%	2.7	135%
Depreciation and amortization	106.6	57.7	33.8	48.9	85%	23.9	71%
Operating (loss) income	$(78.1)	$(6.1)	$18.6	$(72.0)	1,180%	$(24.7)	(133)%

Earnings in equity investments	$(12.1)	$3.0	$—	$(15.1)	(503)%	$3.0	—%
________________________________________________________________________________________________________________________________

(1) Exclusive of depreciation and amortization.

(in millions, except for unit and per unit revenue information)	Years ended December 31,			Variance
	2013	2012	2011	2013 vs 2012		2012 vs 2011
Key Performance Indicators:
Service revenue:
WAP and premium participation products	$45.5	$—	—	$45.5	—	$—	n/m
Other leased and participation products	112.9	120.0	111.5	(7.1)	(5.9)%	8.5	7.6%
Interactive gaming products and services	28.4	6.1	1.5	22.3	—	4.6	n/m
Other services	25.0	13.1	8.5	11.9	90.8%	4.6	54%
	$211.8	$139.2	121.5	$72.6	52.2%	$17.7	14.6%

WAP and premium participation units (1):
Installed base at period end	9,411	—	—	9,411	n/m	—	n/m
Average installed base	9,365	—	—	9,365	n/m	—	n/m
Average daily revenue per unit	$65.71	$—	—	$65.71	n/m	—	n/m

Other leased and participation units (2):
Installed base at period end	29,018	25,044	35,708	3,974	16%	(10,664)	(30)%
Average installed base	27,242	27,390	29,898	(148)	(1)%	(2,508)	(8)%
Average daily revenue per unit	$11.36	$12.00	11.34	$(0.64)	(5)%	$0.66	6%

Interactive gaming products and services:
Average Monthly Active Users (MAU) (in millions) (3)	4.2	—	—	4.2	n/m	—	n/m
Average Daily Active Users (DAU) (in millions) (4)	1.2	—	—	1.2	n/m	—	n/m
Average revenue per daily active user (ARPDAU) (5)	$0.26	$—	—	$0.26	n/m	—	n/m

Product sales revenue:
New gaming machine sales	$67.5	$13.3	$3.7	$54.2	407.5%	$9.6	259.5%
Other product sales	21.2	17.9	7.5	3.3	18.4%	10.4	138.7%
	$88.7	$31.2	$11.2	$57.5	184.3%	$20	178.6%

Product sales:
U.S. and Canadian new unit shipments	2,243	90	—	2,153	n/m	90	n/m
International new unit shipments	2,845	3,450	1,047	(605)	(17.5)%	2,403	230%
Total new unit shipments	5,088	3,540	1,047	1,548	43.7%	2,493	238%
Average sales price per new unit	$13,267	$3,757	$3,534	$9,510	253.1%	$223	6%
n/m - "Not Meaningful"

(1)
WAP (wide-area progressive) and premium participation products comprise WMS participation gaming machines (WAP, LAP (local-area progressives) and standalone units) generally available only as leased units

(2)	Other leased and participation products are comprised principally of Scientific Games legacy server-based gaming machines, primarily in the U.K., and other leased WMS units

(3)	MAU = Monthly Active Users is a count of unique visitors to our site during a month

(4)	DAU = Daily Active Users is a count of unique visitors to our site during a day

(5)	ARPDAU = Average revenue per DAU is calculated by dividing revenue for a period by the DAU for the period by the number of days for the period
Year Ended December 31, 2013 Compared to Year Ended December 31, 2012
Revenue
The increase in Gaming service revenue included $75.9 million from WMS. Excluding WMS, service revenue decreased $3.3 million primarily due to lower revenue from our international gaming customers, including our customers in Italy and Puerto

Rico, and the loss of our William Hill PLC contract in 2012. Service revenue also reflected unfavorable foreign currency translation of $1.6 million. These decreases were partially offset by higher revenue of $3.5 million from our U.K. LBO customers.
The increase in product sales revenue included $68.8 million from WMS. Excluding WMS, product sales revenue decreased $11.3 million due to lower sales of gaming machines to our bingo and arcade customers in the U.K. as well as to customers outside the U.K.
Operating Income
The $78.1 million operating loss reflected an operating loss of $31.4 million from WMS, which included a fourth quarter charge to cost of product sales of $13.0 million relating to a purchase accounting adjustment to increase finished goods inventory to market value, a bad debt allowance of $5.0 million related to a particular customer, and employee termination and restructuring costs of $5.3 million related to the post-acquisition integration. R&D increased $19.4 million, primarily related to WMS, which accounted for $19.1 million of the increase. Excluding WMS, operating income decreased $41.0 million due to lower revenue from our international gaming customers, including our customers in Italy and Puerto Rico, an increase in SG&A of $68.5 million primarily due to legal contingencies, settlements and related expenses, and higher depreciation and amortization primarily due to the write-off of certain obsolete software in our Gaming business as a result of the acquisition of WMS. The decrease in operating income was partially offset by a decrease in non-WMS employee termination and restructuring costs.
As described in Note 1 (Description of the Business and Summary of Significant Accounting Policies), our policy is to periodically review the estimated useful lives of our fixed assets. Our reviews during 2013 and 2012 indicated lower estimated useful lives for our gaming machines deployed to our U.K. LBO customers relative to historical estimates due to market changes that we believe impacted the replacement cycle of these machines. During 2013 and 2012, we recorded accelerated depreciation related to our changes in estimates of $8.7 million and $6.6 million, respectively.
Loss from equity investments was primarily due to a decrease from our ITL joint venture related to the accelerated depreciation of certain gaming machines that will be replaced as a result of an early contract termination. Our earnings from RCN declined as a result of temporarily discontinuing the application of equity method accounting in accordance with ASC 323, Investments - Equity Method and Joint Ventures, and recording $3.2 million of cash dividends received during 2013 as equity income versus recording equity earnings in the prior periods. These decreases were partially offset by a one-time $7.9 million early termination fee earned by ITL as part of a five-year contract extension and an increase in earnings from Sportech. See further information regarding our equity investments in Note 11 (Equity Method Investments).
Year Ended December 31, 2012 Compared to Year Ended December 31, 2011
Revenue
The increase in Gaming service revenue included $13.4 million from the acquisition of Barcrest in September 2012. In addition, service revenue from our U.K. LBO customers increased $17.7 million due to an expanded terminal base and higher net win per terminal per day. These increases were partially offset by the loss of the William Hill PLC contract, $8.2 million of revenue that did not recur primarily due to the closing of the Austrian over-the-counter business in 2011 and unfavorable foreign currency translation of $2.4 million. The increase in product sales revenue of $13.5 million reflected the acquisition of Barcrest and $6.5 million from the reclassification of the video systems business from the Lottery Systems business segment to the Gaming business segment.
Operating Income
Operating income decreased in part due to higher SG&A of $16.8 million, including $4.3 million of incremental overhead expense from the acquisition of Barcrest, an increase in accounts receivable reserves of $6.2 million, and increased expenses of $2.9 million related to the expansion of our U.K. LBO business. Employee termination and restructuring costs increased $2.7 million related to the reorganization of our Gaming business. The decrease in operating income also reflected an increase in depreciation and amortization expense of $24.4 million, including $12.5 million related to the write-down of gaming machines and software in our pub business, $19.4 million due to write-downs of gaming machines primarily related to customers transitioning to newer generation terminals, $6.7 million of higher depreciation expense related to growth in the Gaming business and incremental depreciation expense of $6.8 million from the acquisition of Barcrest. The increases in depreciation expense were partially offset by $6.4 million of accelerated depreciation expense recorded in 2011 related to the replacement of our Gaming business technology platform. These decreases in operating income were partially offset by higher revenue.
RECENTLY ISSUED ACCOUNTING GUIDANCE
For a description of recently issued accounting pronouncements, see Note 1 (Description of the Business and Summary of Significant Accounting Policies).

CRITICAL ACCOUNTING ESTIMATES
Accounting estimates and assumptions discussed in this section are those that we consider to be the most critical to an understanding of our financial statements because they involve significant judgments and uncertainties. Some of these estimates include determining fair value. All of these estimates reflect our best judgment about current, and for some estimates future, economic and market conditions and their effects based on information available as of the date of these financial statements. If these conditions change from those expected, it is reasonably possible that the judgments and estimates described below could change, which may result in future impairments of investments, goodwill, intangibles and long-lived assets, incremental losses on financing receivables, increases in reserves for contingencies, establishment of valuation allowances on deferred tax assets and increased tax liabilities, among other effects.
The following is not intended to be a comprehensive list of all of our accounting policies. Our significant accounting policies are more fully described in Note 1 (Description of the Business and Summary of Significant Accounting Policies). In many cases, the accounting treatment of a particular transaction is specifically dictated by U.S. GAAP, with no need for management's judgment in its application. There are also areas in which management's judgment in selecting an available alternative would not produce a materially different result.
Income Taxes and Deferred Income Taxes
Income taxes are determined using the liability method of accounting for income taxes. The Company's tax expense includes U.S. and international income taxes but excludes the provision for U.S. taxes on undistributed earnings of international subsidiaries deemed to be permanently invested.
The Company applies a recognition threshold and measurement attribute for the financial statement recognition and measurement of a tax position taken or expected to be taken in a tax return. Current accounting guidance allows the recognition of only those income tax positions that have a greater than 50 percent likelihood of being sustained upon examination by the taxing authorities. While we believe we have adequately provided for our uncertain tax positions, amounts asserted by taxing authorities could vary from our liability for uncertain tax positions. Accordingly, additional provisions for tax-related matters, including interest and penalties, could be recorded in income tax expense in the period revised estimates are made or the underlying matters are settled or otherwise resolved. The Company operates within multiple taxing jurisdictions and in the normal course of business is examined in various jurisdictions. The reversal of the accruals is recorded when examinations are completed, statutes of limitation are closed or tax laws are changed.
Certain items of income and expense are not reported in tax returns and financial statements in the same year. The tax effect of such temporary differences is reported as deferred income taxes. Accounting guidance for income taxes requires that the future realization of deferred tax assets depends on the existence of sufficient taxable income in future periods. Possible sources of taxable income include taxable income in carryback periods, the future reversal of existing taxable temporary differences recorded as a deferred tax liability, tax-planning strategies that generate future income or gains in excess of anticipated losses in the carryforward period and projected future taxable income.
If, based upon all available evidence, both positive and negative, it is more likely than not (more than 50 percent likely) such deferred tax assets will not be realized, a valuation allowance is recorded. Significant weight is given to positive and negative evidence that is objectively verifiable. A company’s three-year cumulative loss position is significant negative evidence in considering whether deferred tax assets are realizable and the accounting guidance restricts the amount of reliance we can place on projected taxable income to support the recovery of the deferred tax assets.
At December 31, 2013 and 2012, we had established valuation allowances of $126.7 million and $195.6 million, respectively, related to the U.S. net deferred tax assets as a non-cash charge to income. The Company has maintained the valuation allowance against its net deferred tax assets of its U.S. subsidiaries based on the negative evidence that the Company was in a three-year cumulative loss position. In evaluating the Company’s three-year cumulative loss position, we considered the net deferred tax liabilities acquired with WMS and the current-year U.S. loss that included the WMS results of operations for the period October 18, 2013 to December 31, 2013. The Company also reviewed future projections of its U.S. income of the merged companies. Such forecasts included the expected synergies to be realized from the merger and the impact on future earnings of the Company’s refinanced debt. We concluded that there was insufficient objective, positive evidence to overcome the negative evidence of the cumulative three-year loss position and therefore maintained the valuation allowance against our U.S. net deferred tax assets. We monitor on a regular basis the need for valuation allowances against the benefit of our foreign and U.S. deferred tax assets as required under the accounting guidance.
Recording the valuation allowance does not restrict our ability to utilize the future deductions and net operating losses associated with the deferred tax assets assuming taxable income is recognized in future periods. Should we determine that we would not be able to realize our remaining deferred tax assets in the future, an adjustment to the valuation allowance would be recorded in the period such determination is made. The need to maintain a valuation allowance against deferred tax assets may cause greater volatility in our effective tax rate.
Valuation of investments, long-lived and intangible assets and goodwill
We assess the recoverability of our equity method investments, long-lived assets and intangible assets whenever events or changes in circumstances indicate that the carrying value of the asset may not be recoverable. We assess the impairment of goodwill annually or more frequently if events or changes in circumstances indicate the carrying value of goodwill may not be recoverable. Factors we consider important that could trigger an impairment review of our long-lived and intangible assets or goodwill include:

•	significant under-performance relative to expected historical performance or projected future operating results;

•	significant changes in the manner of use of the acquired assets or the strategy of our overall business;

•	significant adverse changes in the legality of our business ventures or the business climate in which we operate; and

•	loss of a significant customer.
Investments
An investment is impaired only if the estimate of the fair value of the investment is less than the carrying value of the investment, and such decline in value is deemed to be other than temporary. To measure the recoverability of the investment, we estimate the fair value of the investment using both a discounted cash flow analysis and a market approach. If the fair value is less than the carrying value of the investment, we then consider a number of factors to determine if the impairment is other than temporary, including the estimated duration of the impairment, the financial condition of the entity and our intent to hold the investment in the entity. If an impairment occurs, the amount is measured as the excess of the carrying amount of the equity investment over the fair value of the equity investment. Significant judgment is required in the forecasting of future operating results, which are used in the preparation of projected cash flows. Any significant adverse changes in key assumptions, including discount rate and selected market comparables, or adverse changes in economic and market conditions may cause a change in the estimation of fair value and could result in an impairment charge that could be material to our financial statements. See Note 1 (Description of the Business and Summary of Significant Accounting Policies) and Note 11 (Equity Investments).
Long-lived and intangible assets
Recoverability of long-lived assets and intangible assets with a finite life are measured by a comparison of the carrying amount of the asset to the expected net future undiscounted cash flows to be generated by that asset. If an impairment is indicated, the amount of the impairment is measured as the amount by which the carrying value of the asset exceeds the fair market value. The fair market value is determined using a discounted cash flow model. Significant judgment is required in the forecasting of future operating results and determining the discount rate and terminal value, which are used in the preparation of projected cash flows. Any significant adverse changes in key assumptions or adverse changes in economic and market conditions may cause a change in the estimation of fair value and could result in an impairment charge that could be material to our financial statements. Assets held for sale are reported at the lower of the carrying amount or fair market value, less expected costs to sell.
Goodwill
We evaluate goodwill for impairment by comparing the carrying value of each reporting unit to its fair value using a quantitative two-step impairment test. If the fair value of the reporting unit is greater than its carrying amount, goodwill is not considered impaired. In the event that the fair value of the reporting unit is less than its carrying value, the amount of the impairment loss will be measured by comparing the implied fair value of goodwill to its carrying value. If the carrying amount of reporting unit goodwill exceeds the implied fair value of that goodwill, a step 2 analysis is performed to determine the amount of impairment loss to record.
To determine the fair value of each of our reporting units, we apply a number of methodologies consistent with our historical approach, including the income approach based on a discounted cash flow analysis and the market approach using implied public and private multiples. Specifically, we applied multiples based on where comparable companies publicly trade and relevant historical acquisition transactions. In arriving at a valuation of our reporting units, we considered each approach and weighted the results based on the relative applicability to each reporting unit. Our discounted cash flow analysis is based on the present value of two components: the sum of our projected cash flows; and a terminal value assuming a perpetual growth rate ranging from 1% to 5%. The cash flow estimates are derived from our budget and long-term forecasts prepared for each reporting unit, considering historical results, anticipated future performance and capital expenditures, and require considerable judgment. The discount rates used to determine the present value of future cash flows were derived from a weighted average cost of capital analysis utilizing a beta that is derived from the same group of comparable companies used in our multiple analysis. In addition, we gave consideration in the calculation of the weighted average cost of capital for the size and specific industry risks of each of our reporting units. As a result of the weighted average cost of capital calculations, our discount rate used for each reporting unit ranged from 8% to 11% for 2013 and 10% to 12% for 2012, primarily reflecting the change in risk premium on the discount rates.
The estimate of a reporting unit's fair value requires the use of several assumptions and estimates regarding the reporting unit's future cash flows, growth rates, market comparables, perpetual growth rates and weighted average cost of capital, among others. Significant judgment is required in the forecasting of future operating results, which are used in the preparation of projected cash flows. Any significant adverse changes in key assumptions about these businesses and their prospects, such as changes in our strategy or products, the loss of key customers, changes in regulatory licensing or adverse changes in economic and market conditions may cause a change in the estimation of fair value valuation of our reporting units and may result in an impairment charge that could be material to our financial statements.
We regularly review our segment reporting for alignment with our strategic goals and operational structure as well as for evaluation of business performance and allocation of resources by our Chief Operating Decision Maker ("CODM"). In periods prior to the fourth quarter of 2013, our operating segments consisted of: instant products; licensed properties; U.S. lottery systems; international lottery systems; China lottery; video systems; and gaming.
Effective in the fourth quarter of 2013, we revised our operating segments to reflect the reorganization of our businesses due to the WMS acquisition and the financial information regularly reviewed by our chief executive officer, who is designated as the CODM. As a result, we determined that we have three business segments (instant products, lottery systems, and gaming) and four operating segments based on the financial information regularly reviewed by our CODM (instant products, lottery systems, gaming and interactive). For reportable segment information, see Note 2 (Business and Geographic Segments).
We reviewed our operating segments in accordance with ASC 350, Intangibles - Goodwill and Other (“ASC 350”) to determine if additional reporting units exist within our operating segments based on the availability of discrete financial information that is regularly reviewed by segment management. We determined that we have six reporting units as of December 31, 2013: instant products; licensed properties; U.S. lottery systems; international lottery systems; gaming; and interactive. As of December 31, 2012 until the change in the fourth quarter of 2013 described above, we had seven operating segments and reporting units and, therefore, the identification of six reporting units required the reallocation of certain goodwill balances to reporting units based on a relative fair value approach in accordance with ASC 350. Our goodwill totaled $1,186.9 million and $801.4 million as of December 31, 2013 and 2012, respectively.
The allocation of goodwill to each reporting unit as of December 31, 2013 was as follows:
(U.S. dollars in millions)

Reporting Unit	Instant Products	Licensed Properties	U.S. Lottery Systems	International Lottery Systems	Gaming	Interactive	Total
Goodwill	$318.9	$21.2	$67.6	$106.2	$617.2	$55.8	$1,186.9

The allocation of goodwill to each reporting unit as of December 31, 2012 was as follows:

(U.S. dollars in millions)

Reporting Unit	Printed Products	Licensed Properties	U.S. Lottery Systems	International Lottery Systems	China Lottery	Video Systems	Gaming	Total
Goodwill	$306.7	$21.2	$67.6	$59.1	$64.4	$19.7	$262.7	$801.4
For a reconciliation of changes in the carrying value of goodwill by reporting segment, see Note 9 (Intangible Assets and Goodwill). Prior-period segment results have been restated to conform to the new segment reporting structure.
Our annual impairment valuation as of December 31, 2013 produced estimated fair values of equity, under our old and new structures, in excess of the carrying value of equity for all of our reporting units. The estimated fair values of equity for each of our instant products, licensed properties, U.S. lottery systems, international lottery systems, and interactive reporting units were substantially in excess of the carrying value of such reporting units. As a result of the WMS acquisition, we recorded the fair value of all assets and liabilities acquired as of October 18, 2013 and corresponding goodwill. As such, although the estimated fair value of equity of our gaming reporting unit was in excess of its carrying value under our new structure in 2013, a decrease in the fair value of more than 9% for our gaming reporting unit could potentially result in an impairment of goodwill.
Business Combinations
We account for our business combinations under the acquisition method of accounting. The total cost of acquisitions is allocated to the underlying identifiable net tangible and intangible assets based on their respective estimated fair values at the acquisition date. Goodwill is calculated as the excess of the cost of the purchase price over the net of the fair value of the assets acquired and the liabilities assumed. Determining the fair value of assets acquired and liabilities assumed requires management’s judgment, the utilization of independent valuation experts and often involves the use of significant estimates and assumptions with respect to the timing and amounts of future cash inflows and outflows, discount rates, market prices and asset lives, among other items. Small changes in the underlying assumptions can impact the estimates of fair value by material amounts, which can in turn materially impact our results of operations. See Note 3 (Acquisitions and Dispositions).
Revenue recognition
We evaluate the recognition of revenue based on the criteria set forth in the following accounting guidance: FASB ASC Topic 605, Revenue Recognition (“ASC 605”) and ASC Topic 985, Software (“ASC 985”), as updated by ASU No. 2009-13, Multiple-Deliverable Revenue Arrangements (“ASU 2009-13”), and ASU No. 2009-14, Certain Revenue Arrangements That Include Software Elements (“ASU 2009-14”). See Note 1 (Description of the Business and Summary of Significant Accounting Policies) for a description of our revenue recognition policy for our revenue streams by business segment.
Judgment is often required to determine whether an arrangement consists of multiple deliverables in accordance with ASU 2009-13, whether the delivered item has value to the customer on a standalone basis and management’s estimated selling price used to allocate the arrangement fee to each deliverable. The fair value of the undelivered elements is deferred and the remaining portion of the arrangement fee is allocated to the delivered element and is recognized as revenue. Such determination affects the amount and timing of revenue recognition. We evaluate the primary use and functionality of each deliverable in determining whether a delivered item has standalone value and qualifies as a separate unit of accounting.
Judgment is required to determine whether there is sufficient history to prove assurance of collectability and whether pricing is fixed or determinable in accordance with ASC 605. We have determined that gaming machine sales with extended payment term arrangements with original periods of 36 months or less qualify for revenue recognition at time of sale. Other factors considered include the nature of our customers, our historical collection experience with the specific customer, the terms of the arrangement and the nature of the product being sold. Our annual determination is based on our history of collecting amounts due under such arrangements, the lack of concessions given to collect amounts owed under such arrangements, including any refinancing arrangements, and the low risk of technological obsolescence, as our product life significantly exceeds the payment terms. Our product sales contracts do not include specific performance, cancellation, termination or refund-type provisions.
Determining whether certain of our products are within the scope of software revenue recognition under ASC 985 and whether the software and non-software elements of these products function together to deliver the essential functionality under ASU 2009-14 can require judgment. Our determination dictates whether general revenue recognition guidance under ASC 605 or software revenue recognition guidance under ASC 985 applies and could impact the timing of revenue recognition.
Revenue from the sale of lottery systems that require the production and delivery of terminals with customized software and revenue from our licensed merchandising contracts are recognized using the percentage-of-completion method of accounting. The percentage-of-completion method recognizes income as work on a contract progresses. The use of the percentage-of-completion method depends on our ability to make reasonably dependable cost estimates for the design, manufacture, and delivery of our products. Estimation of these costs requires the use of judgment. Revenue under percentage-of-completion contracts is recorded as costs are incurred.
Notes Receivable
Losses on notes receivable are recognized when they are incurred, which requires us to make our best estimate of probable losses inherent in the portfolio. The method for calculating the best estimate of losses depends on the size, type and risk characteristics of the receivable. Such an estimate requires consideration of historical loss experience, adjusted for current conditions, and judgments about the probable effects of relevant observable data, including present economic conditions such as delinquency rates, financial health of specific customers and market sectors, collateral values, and the present and expected future levels of interest rates. The underlying assumptions, estimates and assessments we use to provide for losses are updated periodically to reflect our view of current conditions, which can result in changes to our assumptions. Changes in such estimates can significantly affect the allowance for doubtful accounts. It is possible that we will experience credit losses that are different from our current estimates. Write-offs in our portfolio can also reflect both losses that are incurred subsequent to the beginning of a fiscal year and information becoming available during that fiscal year that may identify further deterioration on exposures existing prior to the beginning of that fiscal year, and for which reserves could not have been previously recognized. Our risk management process includes standards and policies for reviewing major risk exposures and concentrations, and we evaluate relevant data either for individual loans or financing leases, or on a portfolio basis, as appropriate.
Performance-based compensation
                We periodically grant certain stock-based awards that are contingent upon the Company achieving certain financial performance targets. Upon determining the performance target is probable, the fair value of the award is recognized over the service period, subject to potential adjustment.  Determining the probability of achieving a performance target requires judgment and any significant adverse changes in key assumptions used to reach our conclusions could result in an adjustment to our financial statements that could be material.
In December 2010, the Company adopted the Asia-Pacific Plan. The purpose of the Asia-Pacific Plan is to provide an equitable and competitive compensation opportunity to certain key employees and consultants of the Company who are involved in the Company's  operations in China (and potentially other jurisdictions in the Asia-Pacific region) (the "Asia-Pacific Business") and to promote the creation of long-term value for our stockholders by directly linking Asia-Pacific Plan participants' compensation under the plan to the appreciation in value of such business. We determine compensation expense relating to the Asia-Pacific Plan using a valuation model that calculates the appreciation in the equity value of the Asia-Pacific Business using our budget, considering historical results, future performance, dividends and capital. Each assumption requires considerable judgment.  Any significant changes in key assumptions made to reach our conclusions could result in an adjustment to our financial statements that could be material.
We measure compensation cost for non-performance-based stock-based awards at fair value and recognize compensation over the service period for awards expected to vest. The fair value of RSUs is determined based on the number of underlying shares and the quoted price of our common stock and the fair value of stock options are determined using the Black-Scholes valuation model. The estimation of stock-based awards that will ultimately vest requires judgment and, to the extent actual results or updated estimates differ from our current estimates, such amounts will be recorded as a cumulative adjustment in the period estimates are revised. We consider many factors when estimating expected forfeitures, including types of awards, employee class and historical experience. Actual results and future changes in estimates may differ substantially from our current estimates. See Note 1 (Description of the Business and Summary of Significant Accounting Policies) and Note 18 (Stock-Based and Other Incentive Compensation).
Inventories
Inventories are stated at the lower of cost or market. Our inventory primarily consists of instant games for our participation arrangements, new and used gaming machines for sale and related parts and our licensed branding merchandise. When we receive a gaming machine on trade-in, we record an estimated carrying value for the used gaming machine based on the condition of the used gaming machine as well as our experience in selling used gaming machines. We determine the lower of cost or market value of our inventory based on estimates of potentially excess and obsolete inventories after considering historical and forecasted demand and average selling prices. However, forecasts are subject to revisions, cancellations and rescheduling. Demand for new and used gaming machines and parts inventory is also subject to technological obsolescence. Actual demand may differ from anticipated demand, and such differences could have a material effect on our financial statements. See Note 1 (Description of the Business and Summary of Significant Accounting Policies) and Note 7 (Inventories).
Restructuring
We have restructured portions of our operations in the past, have restructuring initiatives currently taking place, and may engage in additional restructuring activities in the future. Identifying and calculating the costs to exit operations or properties requires certain assumptions to be made. Although our estimates have been reasonably accurate in the past, judgment is sometimes required, and these estimates and assumptions may change as additional information becomes available and facts or circumstances change.

LIQUIDITY, CAPITAL SOURCES AND WORKING CAPITAL
Sources of Liquidity
As of December 31, 2013, our principal sources of liquidity were cash and equivalents and amounts available under our revolving credit facility discussed below under "Credit Agreement and Other Debt."
As of December 31, 2013, our available cash and equivalents and borrowing capacity totaled $411.0 million including cash and cash equivalents of $153.7 million and availability of $257.3 million under our revolving credit facility, compared to $315.2 million as of December 31, 2012 (including cash and cash equivalents of $109.0 million and availability of $206.2 million under our prior revolving credit facility). There were no borrowings outstanding under our revolving credit facility as of December 31, 2013; however, we had $42.7 million in outstanding letters of credit as of December 31, 2013, which reduces our capacity to borrow under our revolving credit facility. The amount of our available cash and equivalents fluctuates principally based on borrowings or repayments under our credit facilities, investments, acquisitions and changes in our working capital position. The borrowing capacity under our revolving credit facility will depend on the amount of outstanding borrowings and letters of credit issued and will also depend on us remaining in compliance with the covenants under our credit agreement, including the maintenance of applicable financial ratios. We were in compliance with the covenants under our credit agreement as of December 31, 2013.
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
Total cash held by our foreign subsidiaries was $56.4 million as of December 31, 2013. To the extent that a portion of our foreign cash was required to meet liquidity needs in the U.S. (which we do not currently anticipate), we might incur a tax liability to repatriate it, the timing and amount of which would depend on a variety of factors. A significant amount of the cash held by our foreign subsidiaries as of December 31, 2013 could be transferred to the U.S. as intercompany loan repayments and other tax-free basis reductions.
Our contracts are periodically subject to renewal or re-bid and there can be no assurance that we will be successful in sustaining our cash flow from operations if our contracts are not renewed or replaced or are renewed on less favorable terms, or if we are unable to enter into new contracts. In addition, lottery customers in the U.S. generally require service providers to provide performance bonds in connection with the relevant contract. As of December 31, 2013, our outstanding performance bonds totaled $197.5 million. Our ability to obtain performance bonds on commercially reasonable terms is subject to our financial condition and to prevailing market conditions, which may be impacted by economic and political events. Although we have not experienced difficulty in obtaining such bonds to date, there can be no assurance that we will continue to be able to obtain performance bonds on commercially reasonable terms or at all. If we need to refinance all or part of our indebtedness at or before maturity, there can be no assurance that we will be able to obtain new financing or to refinance any of our indebtedness on commercially reasonable terms or at all.
Cash Flow Summary—A Three Year Comparative

(U.S. dollars in millions)	Years ended December 31,			Variance
	2013	2012	2011	2013 vs 2012	2012 vs 2011
Net cash provided by operating activities	$171.2	$156.8	$171.1	$14.4	$(14.3)
Net cash used in investing activities	(1,664.7)	(141.9)	(161.1)	(1,522.8)	$19.2
Net cash provided by (used in) financing activities	1,538.7	(10.1)	(24.7)	1,548.8	14.6
Effect of exchange rates on cash and cash equivalents	(0.5)	(0.2)	(5.2)	(0.3)	5.0
Increase (decrease) in cash and cash equivalents	$44.7	$4.6	$(19.9)	$40.1	$24.5
Year Ended December 31, 2013 Compared to Year Ended December 31, 2012
Cash flows from operating activities
The increase in net cash provided by operating activities for the year ended December 31, 2013 was primarily due to changes in working capital of $62.6 million primarily due to the timing of payments resulting in a net increase in our current liabilities and accounts payable of $36.0 million and a decrease in our accounts and notes receivable of $9.9 million and net loss adjusted for non-cash items (such as changes in deferred taxes and depreciation and amortization) resulting in higher cash earnings in 2013 versus 2012. These increases were partially offset by a decrease in distributed earnings from our equity method investees of $8.6 million.
Cash flows from investing activities
The increase in net cash used in investing activities was primarily due to the acquisition of WMS for $1,485.9 million and an increase of our equity method investments of $86.1 million (using approximately $30 million of previously restricted cash) related to capital contributions to Hellenic Lotteries, Northstar New Jersey and Northstar Illinois. Net cash used in investing activities also increased by of $54.4 million reflecting an increase in capital expenditures for new press upgrades and gaming terminals for our LBO customers in the U.K. These increases in net cash used in investing activities were partially offset by $10.0 million of additional proceeds from the sale of our Racing Business in 2010.
Cash flows from financing activities
Net cash provided by financing activities increased primarily due to the financing for the acquisition of WMS of $2,300.0 billion and a reduction of $67.7 million for share repurchases. The increase in cash provided by financing activities was partially offset by a $503.2 million increase in payments on long-term debt and financing fees related to our new credit facilities and the 2020 Notes, partially offset by the redemption of our 2016 Notes in the prior-year period.
Year Ended December 31, 2012 Compared to Year Ended December 31, 2011
Cash flows from operating activities
The decrease in net cash provided by operating activities in 2012 was primarily due to a change of $45.1 million of cash used for working capital predominantly due to timing of payments and the startup of a large customer contract in 2011. The decrease was partially offset by our net loss adjusted for non-cash items such as depreciation and amortization and early extinguishment of debt, which resulted in higher cash earnings in 2012 compared to 2011. Cash flows from operating activities also decreased due to lower distributions of earnings of $2.9 million in 2012 compared to 2011.
Cash flows from investing activities
The decrease in net cash used in investing activities in 2012 was primarily due to a decrease of $28.1 million of cash used for business acquisitions, a decrease in cash used to invest in our equity method investees of $37.2 and an increase in return of capital payments from our equity investments of $7.1 million. These decreases were partially offset by increased capital expenditures of $3.6 million, increased wagering system expenditures, including software and intangible expenditures of $15.8 million, primarily due to increased contract capital requirements for our lottery and gaming systems, and an increase in our restricted cash balance of $28.6 million related to our participation in Hellenic Lotteries.
Cash flows from financing activities
Net cash provided by financing activities increased in 2012 compared to 2011 as a result of an increase in net proceeds from the issuance of long-term debt and a reduction in payments on long-term debt of $84.5 million. The increase in net cash provided by financing activities was offset by share repurchases of $68.5 million and a $2.1 million increase in cash used to satisfy withholding taxes associated with the vesting of RSUs.
Credit Agreement and Other Debt
As of December 31, 2013, our total debt was comprised principally of $2,300 million (excluding an unamortized discount of $11.2 million) outstanding under our term loan facilities under the credit agreement discussed below, $250.0 million in aggregate principal amount of the Company's 2018 Notes, $346.3 million in aggregate principal amount of SGI's 2019 Notes, $300.0 million in aggregate principal amount of SGI's 2020 Notes and $7.4 million of China Loans. We use interest rate swap derivatives to diversify our debt portfolio between fixed and variable rate instruments. For further information regarding our interest rate risk and interest rate hedging instruments, see "Quantitative and Qualitative Disclosures About Market Risk" in Item 7A of this Annual Report on Form 10-K.
Credit Facilities
In connection with the WMS acquisition, we entered into senior secured credit facilities in an aggregate principal amount of $2,600 million, including a $300.0 million revolving credit facility, which has dollar and multi-currency tranches, and a $2,300.0 billion term loan facility, pursuant to a credit agreement, dated as of October 18, 2013, by and among SGI, as the borrower, the Company, as a guarantor, and the lenders and agents party thereto. The term loan facility was used, in part, to finance the consideration paid in the WMS acquisition, to pay off all indebtedness under our prior credit agreement dated as of June 9, 2008, as amended and restated as of August 25, 2011 (the "Prior Credit Agreement”) and WMS's prior credit agreement, and to pay related acquisition and financing fees and expenses. Up to $200.0 million of the revolving credit facility is available for issuances of letters of credit. The term loan is scheduled to mature on October 18, 2020 and the revolving credit facility is scheduled to mature on October 18, 2018 (subject to accelerated maturity dates depending on our liquidity at the time our 2018 Notes, 2019 Notes and 2020 Notes become due).
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
The credit facilities contain customary events of default (subject to customary grace periods and materiality thresholds). Upon the occurrence of certain events of default, the obligations under the credit facilities may be accelerated and the commitments may be terminated. We were in compliance with all covenants under the credit facilities as of December 31, 2013.
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
We incurred $92.1 million of costs related to the new credit facilities, which are classified as deferred financing fees in other assets on our Consolidated Balance Sheet as of December 31, 2013. We recorded a loss on the early extinguishment of debt under the Prior Credit Agreement of $5.9 million in the fourth quarter of 2013. No early termination penalties were incurred by the Company or SGI in connection with the termination of the Prior Credit Agreement.
Other Debt
In April 2013, we repaid with cash on hand RMB 50.0 million in aggregate principal of a China Loan and the lender returned a $6.5 million letter of credit previously issued to support this debt.

Contractual Obligations
Our contractual obligations and commercial commitments principally include obligations associated with our outstanding indebtedness, contractual purchase obligations and future minimum operating lease obligations and other long-term liabilities as set forth in the table below as of December 31, 2013:

	Cash Payments Due By Period
	In millions
	Total	Within 1 Year	Within 2 - 3 Years	Within 4 - 5 Years	After 5 Years
Long-term debt, term loan (1)	$2,300.0	$23.0	$46.0	$46.0	$2,185.0
Long-term debt, 2018 Notes (1)	250.0	—	—	250.0	—
Long-term debt, 2019 Notes (1)	350.0	—	—	—	350.0
Long-term debt, 2020 Notes (1)	300.0	—	—	—	300.0
China loans	7.4	7.4	—	—	—
Interest expense (2)	1,069.3	172.9	342.1	333.3	221.0
License royalty minimum guarantees fees	216.0	29.6	80.8	52.8	52.8
Purchase obligations (3)	93.7	93.7	—	—	—
Operating leases (4)	149.6	34.5	49.4	34.1	31.6
Other liabilities (5)	69.7	46.8	12.0	1.2	9.7
Total contractual obligations	$4,805.7	$407.9	$530.3	$717.4	$3,150.1
________________________________________________________________________________________________________________________________

(1)	See Note 15 (Long-Term and Other Debt) for information regarding long-term and other debt.

(2)	Based on rates in effect at December 31, 2013.

(3)	Includes, among other contractual obligations, estimated obligations and/or capital commitments in connection with our lottery and gaming supply contracts and a capital commitment to ITL.

(4)	See Note 14 (Leases) for information regarding our operating leases.

(5)
Includes certain other long term liabilities reflected on our Consolidated Balance Sheet as of December 31, 2013. We have excluded $11.6 million of long-term pension plan and other post retirement liabilities, deferred compensation liabilities of $3.8 million and liability for uncertain tax positions of $2.2 million at December 31, 2013. Due to the high degree of uncertainty regarding the timing of potential future cash flows associated with these liabilities, we are unable to make a reasonably reliable estimate of the amount and period in which these liabilities might be paid.

Included in our contractual obligations table above are approximately $35 million of certain acquisition-related liabilities, including approximately $20 million of compensation-related liabilities resulting from change in control and other contractually required payments, approximately $11 million of earn-out liabilities of WMS and approximately $2 million of other liabilities related to our reorganization plans. We expect to pay approximately $32 million and $3 million in 2014 and 2015, respectively, in respect of these liabilities.
We periodically bid on new lottery systems contracts. Once awarded, these contracts generally require significant upfront capital expenditures for terminal assembly, customization of software, software and equipment installation and telecommunications configuration. Historically, we have funded these upfront costs through cash flows generated from operations, available cash on hand and borrowings under our credit facilities. Our ability to continue to commit to new contracts will depend on, among other things, our then present liquidity levels and/or our ability to borrow at commercially acceptable rates in order to finance the upfront costs. The actual level of capital expenditures will ultimately depend on the extent to which we are successful in winning new contracts. We also periodically elect to upgrade the technological capabilities of older gaming machines and replace gaming machines that have exhausted their useful lives. Servicing our installed terminal base requires us to maintain a supply of parts and accessories on hand. We are also typically required, contractually in some cases, to provide spare parts over an extended period of time, principally in connection with our systems, terminal and select gaming machine sale transactions. To meet our contractual obligations and maintain sufficient levels of on-hand inventory to service our installed terminal and gaming machine participation lease base, we purchase inventory on an as-needed basis. We presently have no inventory purchase obligations other than in the ordinary course of business.
Under the terms of our strategic equity investments, we could be required to make additional capital contributions or shortfall payments. In December 2013, we contributed $13.8 million to Northstar Illinois. We may be required to make capital contributions to Northstar Illinois to fund our pro rata share of any shortfall payments that are payable to the State of Illinois under the PMA. In June 2013, we contributed $21.5 million to Northstar New Jersey. We also contributed an additional $7.2 million which represents our pro rata share of the initial working capital requirements of Northstar New Jersey and we may be required to make future capital contributions to Northstar New Jersey to fund our pro rata share of any shortfall payments. In July 2013, we contributed €31.4 million to Hellenic Lotteries. We currently have no outstanding capital obligations to any of our equity investees. See Note 11 (Equity Investments) for further details about our equity method investments.
ITEM 7A.    QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK
We are subject to certain market risks and uncertainties inherent in our operations. These market risks generally arise from transactions in the normal course of business. Our primary market risk exposures relate to interest rate risk and foreign currency exchange risks. We use derivative financial instruments to manage certain of our interest rate and foreign currency exchange risks. The primary objective of our hedging programs, as defined in our corporate risk management policy, is to minimize the impact to our financial results and cash flows from fluctuations in interest rates and from changes in foreign currency exchange rates.
Interest Rate Risk
In the normal course of business, we are exposed to fluctuations in interest rates as we seek debt and equity capital to sustain our operations. All of our interest rate sensitive financial instruments are held for purposes other than trading purposes. At December 31, 2013, approximately 28% of our debt was in fixed-rate instruments.
We use interest rate swap derivatives to synthetically diversify our debt portfolio between fixed and variable rate instruments. In August 2013 and again in October 2013, we entered into forward starting interest rate swap contracts with an aggregate notional value of $700.0 million that become effective in April 2015 and mature in January 2018. The objective of the forward starting interest rate swap contracts, which are designated as cash flow hedges of the future interest payments, is to eliminate the variability of cash flows attributable to the LIBOR component of interest expense to be paid on our variable rate debt. In January 2014, we entered into a LIBOR swaption contract with a notional value of $150.0 million, for which we paid a premium of $0.9 million. The LIBOR swaption gives us the right, but not the obligation, to enter into a swap in which we would pay a fixed rate and receive a floating LIBOR rate. To the extent the swap rate prevailing on the April 2015 expiration date exceeds the swaption rate, we would exercise the swaption and receive a cash payment. This cash offset would effectively reduce our future interest costs. To the extent the swap rate prevailing on the expiration date was less than the swaption rate, we would not exercise the swaption and it would expire with no further cash payment from either party. See additional information about our derivatives in Note 16 (Fair Value Measurements).
The table below provides information about our financial instruments that are sensitive to changes in interest rates. The table presents principal cash flows (exclusive of the unamortized discount of $14.9 million) and related weighted-average interest rates by expected maturity dates. See "Management's Discussion and Analysis of Financial Condition and Results of Operations—Liquidity, Capital Resources and Working Capital" in Item 7 of this Annual Report on Form 10-K for additional information about our financial instruments.
Principal Amount by Expected Maturity—Average Interest Rate
December 31, 2013
(U.S. dollars in millions)

	Twelve Months Ended December 31
	2014	2015	2016	2017	2018	Thereafter	Total	FMV
Debt at fixed interest rates	$7.4	$—	$—	$—	$250.0	$650.0	$907.4	$962.9
Weighted-average interest rates	6.1%	—%	—%	—%	8.1%	7.9%	7.9%	—%
Debt at variable interest rates	$23.0	$23.0	$23.0	$23.0	$23.0	$2,185.0	$2,300.0	$2,311.5
Weighted-average interest rates	4.3%	4.3%	4.3%	4.3%	4.3%	4.3%	4.3%	—%
Foreign Currency Risk
We are also exposed to fluctuations in foreign currency exchange rates from our international transactions and because the financial results of our foreign subsidiaries are translated into U.S. dollars in consolidation. Assets and liabilities outside the United States are primarily located in Austria, Canada, Chile, China, Germany, Greece, Ireland, Italy, Mexico, Canada, South Africa, Spain, Sweden and the United Kingdom. Our investments in foreign subsidiaries with a functional currency other than the U.S. dollar are generally considered long-term investments. In addition, a significant portion of the cost attributable to our international operations is incurred in local currencies. Although we provide technology-based products, systems and services to gaming industries worldwide, some of our transactions and their resulting financial impact are transacted in U.S. dollars. In 2012, governmental authorities in Argentina modified regulations relating to importing products and limiting the exchange of pesos into dollars and the transfer of funds from Argentina. If the Argentine government’s current restrictions on currency transfer remain unchanged, the excess peso balances in our Argentinian bank account may continue to grow, which would increase our exposure to any potential currency devaluation in Argentina. In addition, any devaluation of the currency in Argentina would adversely impact the collectability of our customer receivables in Argentina as we invoice our customers in pesos adjusted to reflect original U.S. dollars sales volumes.
We derived approximately 49% and 53% of our revenue from sales to customers outside of the U.S. in 2013 and 2012, respectively, particularly revenue in the British Pound Sterling and the Euro. The British Pound Sterling and the Euro represented, respectively, $228.9 million, or 21.0%, and $65.5 million, or 6.0%, of our consolidated revenue for the year ended December 31, 2013. Historically, our exposure to foreign currency fluctuations has been more significant with respect to revenues than expenses, as a significant portion of our expenses, such as paper and ink, are contracted for in U.S. dollars. At December 31, 2013, a hypothetical 10% strengthening in the value of the U.S. dollar relative to the British Pound Sterling and the Euro would result in a decrease in revenue of $20.6 million and $6.3 million, respectively, and a decrease in operating income of $3.1 million and $1.6 million, respectively. We also have foreign currency exposure related to certain of our equity investments. Our earnings from our Euro-denominated equity investment in LNS were $17.9 million for the year ended December 31, 2013. Our foreign currency exposure from equity investments denominated in other foreign currencies was not material in the aggregate for the year ended December 31, 2013. When we refer to the impact of foreign currency exchange rate fluctuations, we are referring to the difference between the relevant period rates and the prior period rates applied to the relevant period activity.
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
During 2012, we entered into foreign currency forward contracts for the sale of Euros for U.S. dollars to hedge a portion of the net investment in one of our subsidiaries that is denominated in Euros. Some of these foreign currency forward contracts settled in 2012. In May 2013, we settled the remaining €20.0 million in aggregated notional amount of the foreign currency forward contracts, which had a weighted average rate of 1.269. See additional information about our derivatives in Note 16 (Fair Value Measurements).

ITEM 8.    FINANCIAL STATEMENTS AND SUPPLEMENTARY DATA
The financial statements and other information required by this item are included in Part IV, Item 15 of this Annual Report on Form 10-K and are presented beginning on page 78.
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
Management Report on Internal Control over Financial Reporting
Our management is responsible for establishing and maintaining adequate internal control over financial reporting. With the participation of our chief executive officer and chief financial officer, our management conducted an evaluation of the effectiveness of our internal control over financial reporting based on the framework and criteria established in Internal Control—Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission (1992 Framework). The scope of management's assessment of the effectiveness of internal control over financial reporting includes all of our businesses except for WMS, which was acquired on October 18, 2013 and whose financial statements constitute approximately 45% of total assets and 13% of revenues of the consolidated financial statement amounts as of and for the year ended December 31, 2013. Further discussion of this acquisition can be found in Note 3 (Acquisitions and Dispositions). Based on this evaluation, our management has concluded (except with respect to WMS) that our internal control over financial reporting was effective as of December 31, 2013. Deloitte & Touche LLP, the registered public accounting firm that audited our consolidated financial statements, has issued an attestation report on our internal control over financial reporting.
Changes in Internal Control over Financial Reporting
There were no changes in our internal control over financial reporting during the quarter ended December 31, 2013 that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM
To the Board of Directors and Stockholders of Scientific Games Corporation
We have audited the internal control over financial reporting of Scientific Games Corporation and subsidiaries (the "Company") as of December 31, 2013, based on criteria established in Internal Control-Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission (1992). The Company's management is responsible for maintaining effective internal control over financial reporting and for its assessment of the effectiveness of internal control over financial reporting, included in the accompanying Management Report on Internal Control over Financial Reporting. Our responsibility is to express an opinion on the Company's internal control over financial reporting based on our audit.
As described in Management Report on Internal Control over Financial Reporting, management excluded from its assessment the internal control over financial reporting at WMS, which was acquired on October 18, 2013 and whose financial statements constitute 45% of total assets and 13% of revenue of the consolidated financial statement amounts as of and for the year ended December 31, 2013. Accordingly, our audit did not include the internal control over financial reporting at WMS.
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
In our opinion, the Company maintained, in all material respects, effective internal control over financial reporting as of December 31, 2013, based on the criteria established in Internal Control-Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission (1992).
We have also audited, in accordance with the standards of the Public Company Accounting Oversight Board (United States), the consolidated financial statements and financial statement schedule as of and for the year ended December 31, 2013 of the Company and our report dated March 14, 2014 expressed an unqualified opinion on those financial statements and financial statement schedule based on our audit and the report of other auditors.
/s/ DELOITTE & TOUCHE LLP
Atlanta, Georgia

March 14, 2014

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
Information relating to our executive officers is included in Part I, Item 1 of this Annual Report on Form 10-K. The other information called for by this item is incorporated by reference to our definitive proxy statement relating to our 2014 Annual Meeting of Stockholders, which will be filed with the SEC. If such proxy statement is not filed on or before April 30, 2014, the information called for by this item will be filed as part of an amendment to this Annual Report on Form 10-K on or before such date.
ITEM 11.    EXECUTIVE COMPENSATION
The information called for by this item is incorporated herein by reference to our definitive proxy statement relating to our 2014 Annual Meeting of Stockholders, which will be filed with the SEC. If such proxy statement is not filed on or before April 30, 2014, the information called for by this item will be filed as part of an amendment to this Annual Report on Form 10-K on or before such date.
ITEM 12.    SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT AND RELATED STOCKHOLDER MATTERS
The information called for by this item is incorporated herein by reference to our definitive proxy statement relating to our 2014 Annual Meeting of Stockholders, which will be filed with the SEC. If such proxy statement is not filed on or before April 30, 2014, the information called for by this item will be filed as part of an amendment to this Annual Report on Form 10-K on or before such date.
ITEM 13.    CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS, AND DIRECTOR INDEPENDENCE
The information called for by this item is incorporated herein by reference to our definitive proxy statement relating to our 2014 Annual Meeting of Stockholders, which will be filed with the SEC. If such proxy statement is not filed on or before April 30, 2014, the information called for by this item will be filed as part of an amendment to this Annual Report on Form 10-K on or before such date.
ITEM 14.    PRINCIPAL ACCOUNTANT FEES AND SERVICES
The information called for by this item is incorporated herein by reference to our definitive proxy statement relating to our 2014 Annual Meeting of Stockholders, which will be filed with the SEC. If such proxy statement is not filed on or before April 30, 2014, the information called for by this item will be filed as part of an amendment to this Annual Report on Form 10-K on or before such date.

PART IV
ITEM 15.    EXHIBITS, FINANCIAL STATEMENT SCHEDULES

Form 10-K Page
1. Financial statements:
Report of Independent Registered Public Accounting Firm	77
Consolidated Statements of Operations and Comprehensive Loss for the years ended December 31, 2013, 2012 and 2011	78
Consolidated Balance Sheets as of December 31, 2013 and 2012	79
Consolidated Statements of Stockholders' Equity for the years ended December 31, 2013, 2012 and 2011	80
Consolidated Statements of Cash Flows for the years ended December 31, 2013, 2012 and 2011	81
Notes to Consolidated Financial Statements	82
2. Financial Statement Schedule:
Schedule II. Valuation and Qualifying Accounts	146
All other schedules have been omitted because they are inapplicable, not required, or the information is included elsewhere in the consolidated financial statements or related notes.
3. Exhibits	149
The Exhibit Index attached to this report is incorporated by reference into this Item 15(a)(3) and is filed as part of this Annual Report on Form 10-K.

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM
To the Board of Directors and Stockholders of Scientific Games Corporation
We have audited the accompanying consolidated balance sheets of Scientific Games Corporation and subsidiaries (the "Company") as of December 31, 2013 and 2012, and the related consolidated statements of operations and comprehensive income, stockholders' equity, and cash flows for each of the three years in the period ended December 31, 2013. Our audits also included the financial statement schedule listed in the Index. These financial statements and financial statement schedule are the responsibility of the Company's management. Our responsibility is to express an opinion on the financial statements and financial statement schedule based on our audits. We did not audit the financial statements of Lotterie Nazionali S.r.l. ("LNS"), the Company's investment which is accounted for by use of the equity method (see note 11 to the consolidated financial statements), as of December 31, 2013 and 2012 and for the three years in the period ended December 31, 2013. The Company's equity in income of LNS was $17.9 million, $17.9 million and $18.6 million for the years ended December 31, 2013, 2012 and 2011, respectively. Those statements were prepared in accordance with International Financial Reporting Standards as issued by the International Accounting Standards Board and were audited by other auditors whose report has been furnished to us, and our opinion, insofar as it relates to the amounts included for LNS, on the basis of International Financial Reporting Standards as issued by the International Accounting Standards Board, for the three years ended December 31, 2013, is based solely on the report of the other auditors. We have applied auditing procedures to the adjustments to reflect equity in net income of LNS in accordance with accounting principles generally accepted in the United States of America.
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
In our opinion, based on our audits and the report of the other auditors, such consolidated financial statements present fairly, in all material respects, the financial position of Scientific Games Corporation and subsidiaries as of December 31, 2013 and 2012, and the results of their operations and their cash flows for each of the three years in the period ended December 31, 2013, in conformity with accounting principles generally accepted in the United States of America. Also, in our opinion, such financial statement schedule, when considered in relation to the basic consolidated financial statements taken as a whole, presents fairly, in all material respects, the information set forth therein.
We have also audited, in accordance with the standards of the Public Company Accounting Oversight Board (United States), the Company's internal control over financial reporting as of December 31, 2013, based on the criteria established in Internal Control—Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission and our report dated March 14, 2014 expressed an unqualified opinion on the Company's internal control over financial reporting based on our audit.
/s/ DELOITTE & TOUCHE LLP
Atlanta, Georgia

March 14, 2014

SCIENTIFIC GAMES CORPORATION AND SUBSIDIARIES
CONSOLIDATED STATEMENTS OF OPERATIONS AND COMPREHENSIVE LOSS
(in millions, except per share amounts)

	Years Ended December 31,
	2013	2012	2011
Revenue:
Instant games	$516.0	$493.6	$493.3
Services	415.0	340.3	318.9
Product sales	159.9	94.7	53.7
Total revenue	1,090.9	928.6	865.9
Operating expenses:
Cost of instant games (1)	285.1	282.5	281.6
Cost of services (1)	203.1	170.7	161.8
Cost of product sales (1)	103.5	65.1	38.3
Selling, general and administrative	266.4	179.4	172.9
Research and development	26.0	6.6	6.1
Employee termination and restructuring	22.7	10.6	2.0
Depreciation and amortization	202.4	150.8	111.0
Operating (loss) income	(18.3)	62.9	92.2
Other (expense) income:
Interest expense	(119.5)	(100.0)	(104.7)
Earnings from equity investments	1.5	28.1	29.4
Loss on early extinguishment of debt	(5.9)	(15.5)	(4.2)
Other (expense) income, net	(1.1)	1.3	(0.1)
Total other (expense) income	(125.0)	(86.1)	(79.6)
Net (loss) income from continuing operations before income taxes	(143.3)	(23.2)	12.6
Income tax benefit (expense)	117.7	(20.7)	(18.4)
Net loss from continuing operations	$(25.6)	$(43.9)	$(5.8)

Discontinued operations:
Loss from discontinued operations	(3.0)	(24.6)	(8.4)
Other (expense) income, net	—	(0.1)	(0.9)
Gain on sale of assets	0.8	—	—
Income tax (expense) benefit	(2.4)	6.0	2.5
Net loss from discontinued operations	$(4.6)	$(18.7)	$(6.8)

Net loss	$(30.2)	$(62.6)	$(12.6)

Other comprehensive income (loss):
Foreign currency translation gain (loss)	18.2	30.5	(11.9)
Pension and post-retirement gain (loss), net of tax	5.3	(1.1)	(5.2)
Derivative financial instruments unrealized (loss) gain, net of tax	(2.2)	0.4	1.8
Other comprehensive income (loss)	21.3	29.8	(15.3)
Comprehensive loss	$(8.9)	$(32.8)	$(27.9)

Basic and diluted net loss per share:
Basic from continuing operations	$(0.30)	$(0.49)	$(0.06)
Basic from discontinued operations	(0.06)	(0.21)	(0.08)
Total net loss per share	$(0.36)	$(0.70)	$(0.14)

Diluted from continuing operations	$(0.30)	$(0.49)	$(0.06)
Diluted from discontinued operations	(0.06)	(0.21)	(0.08)
Total diluted net loss per share	$(0.36)	$(0.70)	$(0.14)

Weighted average number of shares used in per share calculations:
Basic shares	85.0	90.0	92.1
Diluted shares	85.0	90.0	92.1
(1) Exclusive of depreciation and amortization.
   See accompanying notes to consolidated financial statements.

SCIENTIFIC GAMES CORPORATION AND SUBSIDIARIES
CONSOLIDATED BALANCE SHEETS
As of December 31, 2013 and 2012
(in millions, except share amounts in thousands)

	As of December 31
	2013	2012
ASSETS
Current assets:
Cash and cash equivalents	$153.7	$109.0
Restricted cash	10.9	30.4
Accounts receivable, net	346.0	209.9
Notes receivable, net	158.7	10.3
Inventories	137.8	71.3
Deferred income taxes, current portion	35.1	6.8
Prepaid expenses, deposits and other current assets	119.3	46.9
Total current assets	961.5	484.6
Property and equipment, net	772.6	376.9
Long-term notes receivable	72.6	—
Goodwill	1,186.9	801.4
Intangible assets, net	411.1	84.3
Software, net	343.5	87.2
Equity investments	367.2	316.2
Other assets	126.5	36.3
Total assets	$4,241.9	$2,186.9
LIABILITIES AND STOCKHOLDERS' EQUITY
Current liabilities:
Debt payments due within one year	$30.4	$16.5
Accounts payable	140.9	80.8
Accrued liabilities	285.8	159.0
Total current liabilities	457.1	256.3
Deferred income taxes	138.0	62.3
Other long-term liabilities	109.6	51.8
Long-term debt, excluding current installments	3,162.2	1,451.7
Total liabilities	3,866.9	1,822.1
Commitments and contingencies
Stockholders' equity:
Class A common stock, par value $0.01 per share, 199,300 shares authorized, 100,421 and 99,301 shares issued and 85,240 and 84,395 shares outstanding as of December 31, 2013 and December 31, 2012, respectively	1.0	1.0
Additional paid-in capital	737.8	715.9
Accumulated loss	(236.4)	(206.2)
Treasury stock, at cost, 15,181 and 14,906 shares held as of December 31, 2013 and December 31, 2012, respectively	(145.7)	(142.9)
Accumulated other comprehensive income (loss)	18.3	(3.0)
Total stockholders' equity	375.0	364.8
Total liabilities and stockholders' equity	$4,241.9	$2,186.9
   See accompanying notes to consolidated financial statements

SCIENTIFIC GAMES CORPORATION AND SUBSIDIARIES
CONSOLIDATED STATEMENTS OF STOCKHOLDERS' EQUITY
(in millions)

	Years Ended December 31,
	2013	2012	2011
Common stock:
Beginning balance	$1.0	$1.0	$1.0
Issuance of Class A common stock in connection with employee stock purchase plan	—	—	—
Issuance of Class A common stock in connection with stock options, RSUs and warrants	—	—	—
Purchases of Class A common stock	—	—	—
Ending balance	1.0	1.0	1.0
Additional paid-in capital:
Beginning balance	715.9	693.6	674.7
Issuance of Class A common stock in connection with employee stock purchase plan	0.7	0.6	0.6
Net issuance and redemption of Class A common stock in connection with stock options, RSUs and warrants	(0.9)	(4.3)	(3.0)
Stock-based compensation	21.8	24.2	21.5
Tax effect from employee stock options and RSUs	0.3	(1.5)	(0.4)
Deferred compensation	—	3.3	0.2
Ending balance	737.8	715.9	693.6
Accumulated losses:
Beginning balance	(206.2)	(143.6)	(131.0)
Net loss	(30.2)	(62.6)	(12.6)
Ending balance	(236.4)	(206.2)	(143.6)
Treasury stock:
Beginning balance	(142.9)	(74.5)	(74.5)
Purchase of Class A common stock	(2.8)	(68.4)	—
Ending balance	(145.7)	(142.9)	(74.5)
Accumulated other comprehensive income (loss):
Beginning balance	(3.0)	(32.8)	(17.5)
Other comprehensive income (loss)	21.3	29.8	(15.3)
Ending balance	18.3	(3.0)	(32.8)
Total stockholders' equity	$375.0	$364.8	$443.7
See accompanying notes to consolidated financial statements.

SCIENTIFIC GAMES CORPORATION AND SUBSIDIARIES
CONSOLIDATED STATEMENTS OF CASH FLOWS
(in millions)

	Years Ended December 31,
	2013	2012	2011
Cash flows from operating activities:
Net loss	$(30.2)	$(62.6)	$(12.6)
Adjustments to reconcile net loss to cash provided by operating activities:
Depreciation and amortization	203.0	173.4	118.6
Change in deferred income taxes	(107.8)	7.9	(0.1)
Stock-based compensation	22.3	24.2	21.5
Non-cash interest expense	8.7	7.8	8.1
Earnings from equity investments, net	(1.5)	(28.1)	(29.4)
Distributed earnings from equity investments	29.5	38.1	35.2
Loss on early extinguishment of debt	5.9	15.5	4.2
Allowance for doubtful accounts	7.9	5.9	2.9
Changes in current assets and liabilities, net of effects of acquisitions
Accounts and notes receivable	(15.7)	(25.6)	11.0
Inventories	13.6	(2.6)	(3.6)
Other current assets	(9.1)	(9.6)	1.0
Accounts payable	(5.1)	10.0	(2.1)
Accrued liabilities	52.6	1.5	12.6
Other, net	(2.9)	1.0	3.8
Net cash provided by operating activities	171.2	156.8	171.1
Cash flows from investing activities:
Additions to property and equipment	(29.4)	(12.2)	(8.6)
Lottery and gaming operations expenditures	(84.3)	(44.8)	(43.4)
Intangible assets expenditures	(52.1)	(54.4)	(39.8)
Proceeds from asset disposals	0.9	0.1	1.7
Change in other assets and liabilities, net	(1.6)	(1.3)	2.1
Proceeds from sale of Racing Business	10.0	—	—
Equity method investments	(86.1)	—	(37.2)
Restricted cash	30.1	(29.4)	(0.8)
Distributions of capital on equity investments	20.7	24.9	17.8
Business acquisitions, net of cash acquired	(1,472.9)	(24.8)	(52.9)
Net cash used in investing activities	(1,664.7)	(141.9)	(161.1)
Cash flows from financing activities:
Repayments under revolving credit facility	—	—	—
Proceeds from issuance of long-term debt	2,293.7	312.5	—
Payment on long-term debt	(670.4)	(235.8)	(7.8)
Payment of financing fees	(82.6)	(14.0)	(14.6)
Purchases of treasury stock	(0.8)	(68.5)	—
Excess tax effect from stock-based compensation plans	0.9	0.4	0.1
Net redemptions of common stock under stock-based compensation plans	(2.1)	(4.7)	(2.4)
Net cash provided by (used in) financing activities	1,538.7	(10.1)	(24.7)
Effect of exchange rate changes on cash and cash equivalents	(0.5)	(0.2)	(5.2)
Increase (decrease) in cash and cash equivalents	44.7	4.6	(19.9)
Cash and cash equivalents, beginning of period	109.0	104.4	124.3
Cash and cash equivalents, end of period	$153.7	$109.0	$104.4
See accompanying notes to consolidated financial statements

SCIENTIFIC GAMES CORPORATION AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(table amounts are presented in millions, except per share amounts)

(1) Description of the Business and Summary of Significant Accounting Policies
Description of the Business
We are a leading diversified supplier to the gaming and lottery industries with innovative content and world-class technology.  Our portfolio includes instant and draw-based lottery games; electronic gaming machines and game content; server-based lottery and gaming systems; sports betting technology; loyalty and rewards programs; and interactive products, services and licensing. We also gain access to technologies and pursue global expansion through strategic acquisitions and equity investments. As a result of the WMS acquisition, we have significantly expanded our global gaming business.
Basis of Presentation and Principles of Consolidation
The accompanying consolidated financial statements of the Company have been prepared in accordance with SEC and U.S. GAAP requirements. All monetary values set forth in these financial statements are in United States dollars ("USD" or "$") unless otherwise stated herein. The accompanying consolidated financial statements include the Company's accounts and subsidiaries that are wholly owned and in which we have a controlling financial interest. Investments in other entities in which we do not have a controlling financial interest but we exert significant influence are accounted for in the consolidated financial statements using the equity method of accounting. All intercompany balances and transactions have been eliminated in consolidation. We have evaluated subsequent events through the date these financial statements were issued. In the opinion of management, we have made all adjustments necessary to present fairly our consolidated financial position, our results of operations, comprehensive income and our cash flows for the periods presented. Such adjustments are of a normal, recurring nature.
We have reclassified R&D expense on our consolidated statements of operations and comprehensive loss for the years ended December 31, 2012 and 2011 of $6.6 million and $6.1 million, respectively. The historical amounts of R&D expense, which were not material, were previously presented within SG&A.
On March 25, 2013, we completed the sale of our installed base of gaming machines in our pub business as discussed in Note 3 (Acquisitions and Dispositions). The results of the discontinued pub operations for the years ended December 31, 2013, 2012 and 2011 are presented herein in accordance with ASC 205-20, Presentation of Financial Statements - Discontinued Operations.
Revenue Recognition
General
We evaluate the recognition of revenue based on the criteria set forth in the following accounting guidance: ASC 605, Revenue Recognition (“ASC 605”) and ASC 985, Software (“ASC 985”), as updated by ASU No. 2009-13, Multiple-Deliverable Revenue Arrangements (“ASU 2009-13”) and ASU No. 2009-14, Certain Revenue Arrangements That Include Software Elements (“ASU 2009-14”).

ASU 2009-13 defines multiple-deliverable revenue arrangements and requires that the arrangement consideration be allocated, at the inception of the arrangement, to all deliverables based on their relative selling price (the “relative selling price method”). When applying the relative selling price method, a hierarchy is used for estimating the selling price based first on vendor specific objective evidence (“VSOE”), then third-party evidence (“TPE”) and finally management’s estimated selling price (“ESP”).

Our revenue recognition policy is to record revenue when all the following criteria are met:

•	persuasive evidence of an agreement exists;

•	the price to the customer is fixed or determinable;

•	delivery has occurred, title has been transferred and any acceptance terms have been fulfilled;

•	no significant contractual obligations remain; and

•	collectability is reasonably assured.

We recognize revenue only when all of the criteria listed above are met. We defer revenue for any undelivered units of accounting. Deliverables are divided into separate units of accounting if:

SCIENTIFIC GAMES CORPORATION AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(table amounts are presented in millions, except per share amounts)

•	each item has value to the customer on a standalone basis; and

•	delivery of any undelivered item is considered probable and substantially in our control.
In addition to the general policy discussed above, the following are the specific revenue recognition policies for our revenue streams by business segment: Instant Products; Lottery Systems; and Gaming.
Instant Products
Instant Products is primarily comprised of our global instant lottery game business. We generate revenue from the manufacturing and sale of instant lottery games, as well as the provision of value-added services such as game design, sales and marketing support, specialty games and promotions, inventory management and warehousing and fulfillment services. We also provide licensed games, promotional entertainment and internet-based services to the lottery industry.
Instant Games
Our instant lottery game business primarily consists of long-term contracts to supply instant lottery tickets and provide related services to our lottery customers. Our related licensed properties game contracts are generally instant lottery game-specific and therefore short-term and non-recurring. The following are specific revenue recognition policies for Instant Products:

•	Revenue from the sale of instant lottery games that are sold on a price-per-unit basis is recognized when the customer accepts the product pursuant to the terms of the contract.

•
Revenue from the sale of instant lottery games that are sold on a participation basis is recognized when retail sales are generated. We do not consider these arrangements to have multiple revenue-generating activities as the services offered are a comprehensive solution in exchange for participation based compensation and all of the products and services are delivered contemporaneously; accordingly, this revenue is recognized under general revenue recognition guidance.

•
Revenue from sublicensing brands coupled with a service component whereby we purchase and distribute merchandise prizes to identified winners on behalf of lotteries is recognized as a multiple deliverable arrangement. There are typically two deliverables in this arrangement - the license and the merchandising services - which are separate units of accounting.  We allocate revenue to the deliverables in accordance with the relative selling price method prescribed in ASC 605.  If neither vendor specific objective evidence nor third-party evidence of selling price exists for a deliverable, we use an estimated selling price for that deliverable.  Revenue allocated to the license is determined using vendor specific objective evidence based on the rates we charge when we license branded property on a stand-alone basis and is recognized when the use of the licensed property is permitted, which is typically when the contract is signed. Revenue allocated to the merchandising services is determined using estimated selling price, which is generally based on a cost-plus margin approach taking into account a variety of company-specific factors, including pricing models, internal costs and minimum operating margin requirements.  Revenue from the merchandising services is recognized on a proportional performance method as this method best reflects the pattern in which the obligations of the merchandising services to the customer are fulfilled.  A performance measure is used based on total estimated cost allocated to the merchandising services.  By accumulating costs for services as they are incurred, and dividing such costs by the total costs of merchandising services which is estimated based on a budget prior to contract inception, a percentage is determined.  This percentage is applied to the revenue allocated to the merchandising services and that proportionate amount of revenue is recognized.

•	Revenue from the licensing of branded property with no service component is recognized when the contract is signed.

•
Revenue from our Properties Plus loyalty and reward programs is typically based on a percentage of a lottery's prize payout structure calculated as a percentage of retail sales. Revenue is recognized as retail sales are generated.

Product Sales:

•	Revenue from the sale of prepaid phone cards is recognized when the customer accepts the product pursuant to the terms of the contract.

SCIENTIFIC GAMES CORPORATION AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(table amounts are presented in millions, except per share amounts)

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
Services
We offer our customers a number of related, value-added services as part of an integrated product offering. These services include lottery systems, including equipment, software, data communication services and support, instant game validation systems, as well as software, hardware and related services for sports wagering and keno systems. The following are specific revenue recognition policies for Lottery Systems:

•	Revenue from the provision of lottery system services is recognized on a participation basis when the retail sales of draw lottery games are generated.

•	Revenue from the sale of a lottery system is recognized under the percentage of completion method of accounting, based on the ratio of costs incurred to estimated costs to complete.

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
Product Sales

•
Revenue from the sale of lottery terminals is recognized when the customer accepts the product pursuant to the terms of the contract. Sales of lottery terminals are also recorded pursuant to ASU 2009-14 as the software and non-software components of our lottery terminals function together to deliver the product's essential functionality.

Gaming
We design, develop, manufacture, distribute and market gaming machines, VLTs, server-based gaming machines, systems and game content, video lottery central monitoring and control systems and networks, and interactive products and services. We provide products and services for the traditional land-based commercial and Native American casino industry, and for wide area gaming operators, such as LBO, arcade and bingo operators in the U.K. and continental Europe, as well as government-affiliated gaming operators such as lotteries and gaming regulators.
Services
We earn revenue from placing our networked gaming system and applications, which is a turnkey offering that typically includes gaming machines, remote management of game content, central computer systems, secure data communication and field support services, under long-term contracts. We also lease gaming machines and VLTs to casinos and other gaming operators under operating leases. In our interactive business, we earn revenue from offering non-wagering social games on Facebook, the Apple iOS system platform, the Android platform and the Kindle platform. We also offer our games on third-party online real-money gaming websites, which are integrated with our remote game servers.

•
Revenue from the provision of gaming services including maintenance under wide-area gaming operator contracts is generally recognized as a percentage of net win (i.e., coin in less player winnings) generated by our gaming machines (subject to certain adjustments as may be specified in a particular contract, including adjustments for taxes and other fees) over the term of the arrangement. We do not consider these arrangements to have multiple revenue-generating activities as the services offered constitute a comprehensive solution in exchange for a percentage of net win and all of the products and field services are delivered contemporaneously.

SCIENTIFIC GAMES CORPORATION AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(table amounts are presented in millions, except per share amounts)

•
Revenue from leasing gaming machines and VLTs to casinos and other gaming operators under operating leases is based upon: (1) a percentage of the casino’s net win; (2) fixed daily fees; (3) a percentage of the amount wagered (coin-in); or (4) a combination of a fixed daily fee and a percentage of the coin-in. We recognize revenue from these operating leases on a daily basis. We do not consider these arrangements to have multiple revenue-generating activities as the services offered constitute a comprehensive solution in exchange for a daily fee and all of the products and services are delivered contemporaneously. Therefore, revenue is recognized under general revenue recognition guidance as the products and services provide the customer with the right to use the gaming machines and software that is essential to the functionality of the gaming machine.

•
Revenue from hosting game content for real-money gaming sites from our remote game servers and from our social games is recorded on a gross basis. Processing fees charged by platform providers are recorded in cost of services.

•
Revenue from the licensing of our games, artwork and other intellectual property to licensees who are generally located in geographic areas or operate in markets where we are not active is recorded as earned when the licensee purchases or places the game, artwork or other intellectual property, and collectability is reasonably assured.

Product Sales

Our product sales include the sale of new and used gaming machines to casinos, wide-area gaming operators and other gaming operators, as well as sales of VLTs, conversion kits (including game, hardware or operating system conversions), parts and game content.

•
Revenue from the sale of gaming machines or content under wide-area gaming operator contracts without a service or maintenance component is recognized upon acceptance pursuant to the terms of the contract. Sales of gaming machines are also recorded pursuant to ASU 2009-14 as the software and non-software components of our gaming machines function together to deliver the product's essential functionality.

•
Revenue from the sale of new and used gaming machines, VLTs, conversion kits (including game, hardware or operating system conversions) and parts to casinos and other gaming operators is recognized based on the general revenue recognition policy stated above. These sales are recorded net of any incentive rebates, discounts and applicable sales taxes.

Cash and Cash Equivalents
Cash and cash equivalents include all cash balances and highly liquid investments with a maturity of three months or less. We place our temporary cash investments with high credit quality financial institutions. At times, such investments may be in excess of the Federal Deposit Insurance Corporation insurance limit.
Restricted Cash
We are required by gaming regulation to maintain sufficient reserves in restricted cash accounts to be used for the purpose of funding payments to WAP jackpot winners. Restricted amounts are based primarily on the jackpot meters displayed to slot players and vary by jurisdiction. Compliance with maintaining adequate restricted cash balances and complying with appropriate investment guidelines for jackpot funding is reported to gaming authorities. Restricted cash of $10.9 million at December 31, 2013 primarily included restricted cash required to fund WAP jackpot payments. Restricted cash of $30.4 million at December 31, 2012 included $29.0 million placed in escrow that was used to fund a portion of our investment in Hellenic Lotteries as discussed in Note 11 (Equity Investments).
Accounts Receivable and Notes Receivable, net
Accounts receivable are recorded at the invoiced amount and do not bare interest. The allowance for doubtful accounts is our best estimate of the amount of probable credit losses in our existing accounts receivable. Changes in circumstances relating to accounts receivable may result in additional allowances in the future. We determine the allowance based on historical experience, current market trends and, for larger customer accounts, our assessment of the ability of the customers to pay outstanding balances. We continually review our allowance for doubtful accounts. Past due balances and other higher risk amounts are reviewed individually for collectability. Account balances are charged against the allowance after all collection efforts have been exhausted and the potential for recovery is considered remote.

SCIENTIFIC GAMES CORPORATION AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(table amounts are presented in millions, except per share amounts)

In our Gaming product sales business, we file liens on a significant portion of our domestic accounts and notes receivable to secure our interest in the gaming machines underlying the accounts and notes receivable until the receivable balance is fully paid. However, the value of the gaming machines, if repossessed, may be less than the balance of the outstanding receivable. For international customers, depending on the country and our historic collection experience with the customer, we may have pledge agreements, bills of exchange, guarantees or other forms of security agreements designed to enhance our ability to collect the receivables, although a majority of our international accounts and notes receivables are not collateralized. In our gaming operations business, because we own the participation gaming machines leased or otherwise provided to the customer, in a bankruptcy the customer has to generally either accept or reject the lease or other agreement and, if rejected, our gaming machines are returned to us. Our accounts and notes receivable related to all other revenue sources are typically unsecured claims.
Due to the significance of our gaming machines to the on-going operations of our casino customers, we may be designated as a key vendor in any bankruptcy filing by a casino customer, which can enhance our position above other creditors in the bankruptcy. Due to our successful collection experience and our continuing operating relationship with casino customers and their businesses, it is infrequent that we repossess gaming machines from a customer in partial settlement of outstanding accounts or notes receivable balances. In those unusual instances where repossession occurs to mitigate our exposure on the related receivable, the repossessed gaming machines are subsequently resold in the used gaming machine market; however, we may not fully recover the receivable from this re-sale.
Under certain of our contracts, our billings do not coincide with revenue recognized under the contract. Unbilled accounts receivable represent revenue recorded in excess of amounts billable under the contract and generally become billable at contractually specified dates or upon the attainment of contractually defined milestones.
Our notes receivable portfolio consists of domestic and international receivables with payment terms ranging from 90 days to three years. As of December 31, 2013, we had $231.3 million of notes receivable, of which $158.7 million was recorded as current. Interest income is recognized ratably over the life of the note receivable and any related fees or costs to establish the notes are charged to selling, general and administrative expense as incurred, as they are immaterial. Actual or imputed interest, if any, is determined based on current market rates at the time the note originated and is recorded in other income and expense, net, ratably over the payment period. We impute interest income on all notes receivable with terms greater than one year that do not contain a stated interest rate. The interest rates on outstanding notes receivable ranged from 5.25% to 8.0% at December 31, 2013. Our policy is to generally recognize interest on notes receivable until the note receivable is deemed non-performing, which we define as a note where payments have not been received within 180 days of the agreed-upon terms. When a note receivable is deemed to be non-performing, the note is placed on non-accrual status and interest income is recognized on a cash basis. The amount of our non-performing notes was immaterial at December 31, 2013.
In certain international jurisdictions, we offer extended financing terms ranging between 18 to 36 months. Sales with extended financing terms typically result in a higher selling price and, if financed over periods longer than one year, incur interest at rates in excess of our borrowing rate, both of which increase the profitability of the sale. The impact of extended financing terms on our current and long-term notes receivable is expected to increase current and long-term notes receivable balances and reduce our cash provided by operating activities over the periods in which the extended financing terms are offered. The collection of these notes receivable in future periods will increase the amount of cash flow provided by operating activities, reduce our total notes receivable and increase our cash balance. For additional information on notes receivables, see Note 6 (Accounts Receivable, Notes Receivable, Allowance for Doubtful Accounts and Bad Debt).
Inventories
Inventories are stated at the lower of cost or market. Cost is determined on the first-in, first-out or weighted moving average method. Our inventory primarily consists of instant games for our participation and price-per-unit arrangements and gaming machines for sale and related parts and our licensed branding merchandise. When we receive a used gaming machine on trade-in, we record an estimated carrying value for the used gaming machine based on the condition of the used gaming machine and our experience in selling used gaming machines. We determine the lower of cost or market value of our inventory based on estimates of potentially excess and obsolete inventories after considering historical and forecasted demand and average selling prices. However, forecasts are subject to revisions, cancellations and rescheduling. Demand for gaming machines and parts inventory is also subject to technological obsolescence. Actual demand may differ from anticipated demand, and such differences could have a material effect on our consolidated financial statements.

SCIENTIFIC GAMES CORPORATION AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(table amounts are presented in millions, except per share amounts)

Property and Equipment
Property and equipment are stated at cost when placed into service and are depreciated using the straight-line method over the estimated useful lives of the assets as follows:

Item	Estimated Life in Years
Lottery machinery and equipment	3 - 15
Gaming equipment	1 - 5
Transportation equipment	3 - 8
Furniture and fixtures	5 - 10
Buildings and improvements	15 - 40
Costs incurred for equipment associated with specific lottery and gaming contracts not yet placed into service are classified as construction in progress and are not depreciated. Leasehold improvements are amortized over the lesser of the term of the corresponding lease or their useful life.
Our policy is to periodically review the estimated useful lives of our fixed assets. In 2012 and 2013, our reviews indicated lower estimated useful lives for our gaming machines deployed to our U.K. LBO customers relative to historical estimates due to market changes that we believe impacted the replacement cycle of these gaming machines. During 2013 and 2012, we recorded accelerated depreciation related to our change in estimated useful life of $8.7 million and $6.6 million, respectively.
Deferred Installation Costs
Certain lottery and gaming contracts require us to perform installation activities. Direct installation activities, which include costs for terminals, facilities wiring, computers, internal labor and travel, are performed at the inception of the contract to enable us to perform under the terms of the contract. Such activities do not represent a separate earnings process and, therefore, the costs are deferred and amortized over the expected life of the contract, which we define as the original life of the contract plus all available extensions. At December 31, 2013 and 2012, we had $39.3 million and $36.4 million of deferred installation costs, net of accumulated depreciation, including $30.6 million and $32.0 million included within lottery machinery and equipment and $1.9 million and $0.6 million included within gaming equipment. For additional information on deferred installation costs, see Note 8 (Property and Equipment).
Goodwill and Intangible Assets with Indefinite Useful Lives
We assess the impairment of goodwill annually or more frequently, if events or changes in circumstances indicate the carrying value of goodwill may not be recoverable. We assess the recoverability of our intangible assets with indefinite useful lives whenever events or changes in circumstances indicate that the carrying value of the asset may not be recoverable. Goodwill represents the excess of the purchase price over the fair value of the net assets of acquired companies. We follow the acquisition method of accounting for all business combinations. Goodwill and intangible assets with indefinite useful lives are not amortized.
Minimum Guarantees
We enter into long-term license agreements in which we are obligated to pay a minimum amount of royalties. We account for the minimum guarantees under ASC 460, Guarantees, within other long-term liabilities at the onset of the license arrangement and record a corresponding licensed asset within intangible assets, net. The licensed assets related to the minimum guarantees are amortized over the term of the license agreement and included in depreciation and amortization. The long-term liability related to the minimum guarantee is reduced as royalty payments are made under the license agreement.
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

SCIENTIFIC GAMES CORPORATION AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(table amounts are presented in millions, except per share amounts)

Software, net
We classify software development costs as either internal use software or external use software. We account for costs incurred to develop internal use software in accordance with ASC 350-40, Internal Use Software. Consequently, any costs incurred during preliminary project stages are expensed; costs incurred during the application development stages are capitalized; and costs incurred during the post-implementation/operation stages are expensed. Once the software is placed in operation, we amortize the capitalized software cost over its estimated economic useful life, which is typically two to ten years.
We purchase, license and incur costs to develop external use software, to be used in the products we sell or provide to customers. Such costs are capitalized under ASC 985. Costs incurred in creating software are expensed when incurred as R&D until technological feasibility has been established, after which costs are capitalized up to the date the software is available for general release to customers. Generally, the software we develop reaches technological feasibility when a working model of the software is available. Software that we purchase or license for use in our products has met the technological feasibility criteria prior to our purchase or license and, therefore, we capitalize the payments made for such purchase or license. Annual amortization of capitalized software costs is recorded over the estimated economic life, which is typically eight to ten years.
     For our game themes, we have determined that such products reach technological feasibility when internal testing is complete and the product is ready to be submitted to gaming regulators for approval. We incur and capitalize regulatory approval costs for our game themes after technological feasibility is achieved. Annual amortization of regulatory approval costs is recorded over the estimated economic life, which is typically two to four years.
Other Assets
We capitalize costs associated with long-term debt financing and non-competition agreements arising primarily from business acquisitions. An evaluation is performed to determine if any impairment has occurred with respect to any amortized or non-amortized assets. Other assets also includes the long-term portion of deferred tax assets.
Derivative Financial Instruments
We record derivative instruments on the balance sheet at their respective fair values. From time to time, we utilize interest rate forward contracts, swap contracts or swaptions, designated as cash flow hedges, to mitigate gains or losses associated with the change in expected cash flows due to fluctuations in interest rates on our variable rate debt. We also enter into foreign currency forward contracts from time to time to mitigate the risk associated with cash payments required to be made by the Company in non-functional currencies or to mitigate the risk associated with cash payments received in non-functional currencies from our equity method investees. See Note 16 (Fair Value Measurements).
Impairment of Long-Lived Assets and Intangible Assets
Identified intangible assets with a finite useful lives are amortized over two to fifteen years using the straight-line method. Factors considered when assigning useful lives include legal, regulatory, and contractual provisions, product obsolescence, demand, competition, and other economic factors. We assess the recoverability of long-lived assets and identifiable intangible assets with finite useful lives whenever events or changes in circumstances indicate that the carrying value of such an asset may not be recoverable. Recoverability of assets to be held and used is measured by a comparison of the carrying amount of the asset to the expected net future undiscounted cash flows to be generated by that asset or, for identifiable intangibles with finite useful lives, by determining whether the amortization of the intangible asset balance over its remaining life can be recovered through expected net future undiscounted cash flows. The amount of impairment of other long-lived assets is measured by the amount by which the carrying value of the asset exceeds the fair market value of the asset. Assets held for sale are reported at the lower of the carrying amount or fair market value, less expected costs to sell.
Restructuring
We have restructured portions of our operations in the past and have restructuring initiatives currently underway. We may engage in additional restructuring activities in the future. Identifying and calculating the costs to exit operations or properties requires certain assumptions to be made. Although our estimates have been reasonably accurate in the past, judgment is required, and these estimates and assumptions may change as additional information becomes available or facts or circumstances change.
Income Taxes

SCIENTIFIC GAMES CORPORATION AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(table amounts are presented in millions, except per share amounts)

Income taxes are determined using the liability method of accounting for income taxes. Our tax expense includes U.S. and international income tax expense, but excludes the provision for U.S. taxes on undistributed earnings of international subsidiaries that are treated as permanently invested.
The Company applies a recognition threshold and measurement attribute for the financial statement recognition and measurement of a tax position taken or expected to be taken in a tax return. Current accounting guidance allows the recognition of only those income tax positions that have a greater than 50 percent likelihood of being sustained upon examination by the taxing authorities. While we believe we have adequately provided for our uncertain tax positions, amounts asserted by taxing authorities could vary from our liability for uncertain tax positions. Accordingly, additional provisions for tax-related matters, including interest and penalties, could be recorded in income tax expense in the period revised estimates are made or the underlying matters are settled or otherwise resolved. The Company operates within multiple taxing jurisdictions and in the normal course of business is examined in various jurisdictions. The reversal of the accruals is recorded when examinations are completed, statutes of limitation are closed or tax laws are changed.
Certain items of income and expense are not reported in tax returns and financial statements in the same year. The tax effect of such temporary differences is reported as deferred income taxes. Accounting guidance for income taxes requires that the future realization of deferred tax assets depends on the existence of sufficient taxable income in future periods. Possible sources of taxable income include taxable income in carryback periods, the future reversal of existing taxable temporary differences recorded as a deferred tax liability, tax-planning strategies that generate future income or gains in excess of anticipated losses in the carryforward period and projected future taxable income.
If, based upon all available evidence, both positive and negative, it is more likely than not (more than 50 percent likely) such deferred tax assets will not be realized, a valuation allowance is recorded. Significant weight is given to positive and negative evidence that is objectively verifiable. A company’s three-year cumulative loss position is significant negative evidence in considering whether deferred tax assets are realizable and the accounting guidance restricts the amount of reliance we can place on projected taxable income to support the recovery of the deferred tax assets.
At December 31, 2013 and 2012, the Company had a valuation allowance of $126.7 million and $195.6 million, respectively, related to the U.S. net deferred tax assets as a non-cash charge to income. The Company has maintained the valuation allowance against its net deferred tax assets of its U.S. subsidiaries based on the negative evidence that the Company was in a three-year cumulative loss position. In evaluating the Company’s three-year cumulative loss position, we considered the net deferred tax liabilities acquired with WMS and the current-year U.S. loss that included the WMS results of operations for the period October 18, 2013 to December 31, 2013. The Company also reviewed future projections of its U.S. income of the merged companies. Such forecasts included the expected synergies to be realized from the merger and the impact on future earnings of the Company’s refinanced debt. We concluded that there was insufficient objective, positive evidence to overcome the negative evidence of the cumulative three-year loss position and therefore maintained the valuation allowance against our U.S. net deferred tax assets. We monitor on a regular basis the need for valuation allowances against the benefit of our foreign and U.S. deferred tax assets as required under the accounting guidance.
Recording the valuation allowance does not restrict our ability to utilize the future deductions and net operating losses associated with the deferred tax assets assuming taxable income is recognized in future periods. Should we determine that we would not be able to realize our remaining deferred tax assets in the future, an adjustment to the valuation allowance would be recorded in the period such determination is made. The need to maintain a valuation allowance against deferred tax assets may cause greater volatility in our effective tax rate.
Foreign Currency Translation
We have significant operations where local currency is the functional currency, including our operations in the U.K. and Europe. Assets and liabilities of foreign operations are translated at period-end rates of exchange and results of operations are translated at the average rates of exchange for the period. Gains or losses resulting from translating the foreign currency financial statements are accumulated as a separate component of accumulated other comprehensive income (loss) in stockholders' equity. Gains or losses resulting from foreign currency transactions are included in other income (expense) in the Consolidated Statements of Operations and Comprehensive Income.

Performance-based compensation

SCIENTIFIC GAMES CORPORATION AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(table amounts are presented in millions, except per share amounts)

                We periodically grant certain stock-based awards that are contingent upon the Company achieving certain financial performance targets. Upon determining the performance target is probable, the fair value of the award is recognized over the service period.  Determining the probability of achieving a performance target requires judgment and any significant adverse changes in key assumptions used to reach our conclusions could result in an adjustment to our financial statements that could be material.
In December 2010, the Company adopted a performance-based incentive compensation plan relating to our Asia-Pacific business (the "Asia-Pacific Plan"). The purpose of the Asia-Pacific Plan is to provide an equitable and competitive compensation opportunity to certain key employees and consultants of the Company who are involved in the Company's Asia-Pacific Business and to promote the creation of long-term value for our stockholders by directly linking Asia-Pacific Plan participants' compensation under the plan to the appreciation in value of such business. We determine compensation expense relating to the Asia-Pacific Plan using a valuation model that calculates the appreciation in the equity value of the Asia-Pacific Business using our budget, considering historical results, future performance, dividends and capital. Each assumption requires considerable judgment.  Any significant adverse changes in key assumptions made to reach our conclusions could result in an adjustment to our financial statements that could be material.
We measure compensation cost for stock-based awards at fair value and recognize compensation over the service period for awards expected to vest. The fair value of RSUs is determined based on the number of underlying shares and the quoted price of our common stock and the fair value of stock options is determined using the Black-Scholes valuation model. The estimation of stock-based awards that will ultimately vest requires judgment and, to the extent actual or updated estimates of forfeiture rates differ from our current estimates, such amounts will be recorded as a cumulative adjustment in the period such estimates are revised. We consider many factors when estimating expected forfeitures, including types of awards, employee class, and historical experience. Actual results and future changes in estimates may differ substantially from our current estimates. See Note 18 (Stock-Based and Other Incentive Compensation).
Comprehensive Income
We include and separately classify in comprehensive income unrealized gains and losses from our foreign currency translation adjustments, gains or losses associated with pension or other post-retirement benefits, prior service costs or credits associated with pension or other post-retirement benefits, transition assets or obligations associated with pension or other post-retirement benefits, the effective portion of derivative financial instruments and unrealized gains and losses on investments.
Use of Estimates
The preparation of financial statements in conformity with U.S. GAAP requires management to make estimates and assumptions that affect the reported amounts of assets and liabilities and disclosure of contingent assets and liabilities at the date of the financial statements and the reported amounts of revenues and expenses during the reporting period. Some of the significant estimates involve revenue recognition estimates for contracted lottery development projects, stock-based and/or performance-based compensation expense, evaluation of the recoverability of assets, assessment of legal and other contingencies, allocation of purchase price to assets acquired and liabilities assumed in business combinations and income and other taxes. Actual results could differ from estimates.
Recently Issued Accounting Guidance
In December 2011, the FASB issued guidance enhancing disclosure requirements about the nature of an entity's right to offset and related arrangements associated with its financial instruments and derivative instruments. The new guidance requires the disclosure of the gross amounts subject to rights of set-off, amounts offset in accordance with the accounting standards followed, and the related net exposure. In January 2013, the FASB clarified that the scope of this guidance applies to derivatives, including bifurcated embedded derivatives, repurchase agreements and reverse repurchase agreements, and securities borrowing and securities lending transactions that are either offset or subject to an enforceable master netting arrangement, or similar agreements. The new guidance became effective for us beginning January 1, 2013. The adoption of this guidance did not have a material impact on our financial position or results of operations.
In February 2013, the FASB issued guidance on presentation of comprehensive income to improve the reporting of reclassifications out of accumulated other comprehensive income. The guidance requires an entity to provide information about the amounts reclassified out of accumulated other comprehensive income by component. In addition, an entity is required to present, either on the face of the statement where net income is presented or in the notes, significant amounts reclassified out of accumulated other comprehensive income by the respective line items of net income but only if the amount reclassified is required under U.S. GAAP to be reclassified to net income in its entirety in the same reporting period. For other amounts that

SCIENTIFIC GAMES CORPORATION AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(table amounts are presented in millions, except per share amounts)

are not required under U.S. GAAP to be reclassified in their entirety to net income, an entity is required to cross-reference to other disclosures required under U.S. GAAP that provide additional detail about those amounts. The adoption of this guidance did not have a material impact on our financial statements as we did not have any material reclassifications out of accumulated other comprehensive income for the years ended December 31, 2013 and 2012.
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
(2) Business and Geographic Segments
We report our operations in three business segments—Instant Products, Lottery Systems and Gaming—representing our different products and services. These are our reportable segments under ASC 280, Segment Reporting. The Instant Products and Lottery Systems business segments are managed by one executive and the Gaming business segment is managed by a separate executive, both of whom report to our chief executive officer (who is our "chief operating decision maker" under applicable accounting standards). Our three business segments represent the aggregation of similar operating segments. Our Instant Products business segment is comprised solely of our instant products operating segment, which provides instant lottery games and related value-added services, as well as licensed brands that are printed on instant lottery games and other promotional lottery products.  Our Lottery Systems business segment is comprised solely of our lottery systems operating segment, which provides products and services generally comprised of a central system, customized computer software, data communication services, support and/or related equipment to lottery operators.  Our Gaming business segment includes our gaming operating segment, which generally sells new and used gaming machines, conversion kits and parts, and leases or otherwise provides gaming machines, server-based systems and content, to commercial, tribal and governmental gaming operators. Our interactive operating segment, which provides social gaming entertainment and remote game server services for real money gaming, is aggregated within our Gaming business segment. The products and services from which each reportable segment derives its revenues are disclosed in Note 1 (Description of the Business and Summary of Significant Accounting Policies).
Effective in the fourth quarter of 2013, we revised our operating segments to reflect the re-organization of our business following the WMS acquisition and the financial information regularly reviewed by our chief executive officer. Based on that review, we moved our video systems operating segment from the Lottery Systems business segment to the Gaming business segment. This change, which was effective as of December 31, 2013, had no impact on the Company's consolidated financial

SCIENTIFIC GAMES CORPORATION AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(table amounts are presented in millions, except per share amounts)

statements for any periods. Prior-period reportable segment information for the years ended December 31, 2012 and 2011 has been adjusted to reflect this change.
The following tables present revenue, cost of revenue, SG&A, R&D, employee termination and restructuring costs, depreciation and amortization, operating income (loss) from continuing operations, lottery and gaming capital expenditures and assets for the years ended (or at) December 31, 2013, 2012 and 2011, respectively, by reportable segments. Certain unallocated expenses managed at the corporate level, comprised primarily of general and administrative costs and other income and expense, are not allocated to our reportable segments.

	Year Ended December 31, 2013
	Instant Products	Lottery Systems	Gaming	Totals
Revenue:
Instant games	$516.0	$—	$—	$516.0
Services	—	203.2	211.8	415.0
Product sales	13.5	57.7	88.7	159.9
Total revenue	529.5	260.9	300.5	1,090.9
Cost of instant games (1)	285.1	—	—	285.1
Cost of services (1)	—	113.8	89.3	203.1
Cost of product sales (1)	9.3	37.8	56.4	103.5
Selling, general and administrative	48.2	22.5	97.2	167.9
Research and development	0.9	4.6	20.5	26.0
Employee termination and restructuring	4.7	0.4	8.6	13.7
Depreciation and amortization	38.5	56.0	106.6	201.1
Segment operating income (loss) from continuing operations	$142.8	$25.8	$(78.1)	$90.5
Unallocated corporate costs				108.8
Consolidated operating loss				$(18.3)
Earnings (loss) from equity investments	$19.3	$(5.7)	$(12.1)	$1.5
Assets at December 31, 2013	$1,146.5	$455.0	$2,427.4
Unallocated assets at December 31, 2013				213.0
Consolidated assets at December 31, 2013				$4,241.9
Lottery and gaming capital expenditures	$38.3	$40.7	$79.0	$158.0
________________________________________________________________________________________________________________________________

(1)	Exclusive of depreciation and amortization.

SCIENTIFIC GAMES CORPORATION AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(table amounts are presented in millions, except per share amounts)

	Year Ended December 31, 2012
	Instant Products	Lottery Systems	Gaming	Totals
Revenue:
Instant games	$493.6	$—	$—	$493.6
Services	—	201.1	139.2	340.3
Product sales	11.6	51.9	31.2	94.7
Total revenue	505.2	253.0	170.4	928.6
Cost of instant games (1)	282.5	—	—	282.5
Cost of services (1)	—	109.6	61.1	170.7
Cost of product sales (1)	7.6	35.4	22.1	65.1
Selling, general and administrative	45.2	20.2	28.8	94.2
Research and development	0.4	4.1	2.1	6.6
Employee termination and restructuring	5.9	—	4.7	10.6
Depreciation and amortization	41.0	51.6	57.7	150.3
Segment operating income (loss) from continuing operations	$122.6	$32.1	$(6.1)	$148.6
Unallocated corporate costs				85.7
Consolidated operating income				$62.9
Earnings from equity investments	$23.4	$1.7	$3.0	$28.1
Assets at December 31, 2012	$971.2	$673.8	$504.6
Unallocated assets at December 31, 2012				37.3
Consolidated assets at December 31, 2012				$2,186.9
Lottery and gaming capital expenditures	$26.4	$39.6	$42.5	$108.5
________________________________________________________________________________________________________________________________

(1)	Exclusive of depreciation and amortization.

SCIENTIFIC GAMES CORPORATION AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(table amounts are presented in millions, except per share amounts)

	Year Ended December 31, 2011
	Instant Products	Lottery Systems	Gaming	Totals
Revenue:
Instant games	$493.3	$—	$—	$493.3
Services	—	197.4	121.5	318.9
Product sales	9.6	32.9	11.2	53.7
Total revenue	502.9	230.3	132.7	865.9
Cost of instant games (1)	281.6	—	—	281.6
Cost of services (1)	—	105.8	56.0	161.8
Cost of product sales (1)	5.9	24.0	8.4	38.3
Selling, general and administrative	48.7	18.5	11.5	78.7
Research and development	0.5	3.2	2.4	6.1
Employee termination and restructuring	—	—	2.0	2.0
Depreciation and amortization	32.8	44.4	33.8	111.0
Segment operating income from continuing operations	$133.4	$34.4	$18.6	$186.4
Unallocated corporate costs				94.2
Consolidated operating income				$92.2
Earnings from equity investments	$26.6	$2.8	$—	29.4
Assets at December 31, 2011	$945.4	$688.9	$514.4
Unallocated assets at December 31, 2011				13.2
Consolidated assets at December 31, 2011				$2,161.9
Lottery and gaming capital expenditures	$22.1	$45.2	$22.5	$89.8
________________________________________________________________________________________________________________________________

(1)	Exclusive of depreciation and amortization.
In evaluating financial performance, we focus on operating (loss) income from continuing operations as a segment's measure of profit or loss. Segment operating (loss) income from continuing operations is (loss) income before interest expense, earnings from equity investments (net of impairment), loss on extinguishment of debt, other (expense) income, net, unallocated corporate costs and income taxes. Certain corporate assets consisting of cash, prepaid expenses, and property, plant and equipment are not allocated to the segments. The accounting policies of our reportable segments are the same as those described above in the summary of significant accounting policies.
The following table presents a reconciliation of reportable segment operating income to income (loss) from continuing operations before income taxes for each period:

	Years Ended December 31,
	2013	2012	2011
Reported segment operating income from continuing operations	$90.5	$148.6	$186.4
Unallocated corporate costs	(108.8)	(85.7)	(94.2)
Consolidated operating (loss) income	(18.3)	62.9	92.2
Interest expense	(119.5)	(100.0)	(104.7)
Earnings from equity investments	1.5	28.1	29.4
Loss on early extinguishment of debt	(5.9)	(15.5)	(4.2)
Other (expense) income, net	(1.1)	1.3	(0.1)
Net (loss) income from continuing operations before income taxes	$(143.3)	$(23.2)	$12.6
Sales to international customers originating from the U.S. were $18.5 million, $16.6 million and $26.0 million for the years ended December 31, 2013, 2012 and 2011, respectively. The following tables present revenue by customer location and long-lived assets by geographic segment:

SCIENTIFIC GAMES CORPORATION AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(table amounts are presented in millions, except per share amounts)

	Years Ended December 31,
	2013	2012	2011
Revenue:
United States	$559.8	$445.2	$425.7
North America, other than United States	74.2	66.1	58.1
United Kingdom	157.5	163.7	123.5
Europe, other than the United Kingdom	213.2	187.6	183.0
Other	86.2	66.0	75.6
Total (1)	$1,090.9	$928.6	$865.9

	As of December 31,
	2013	2012
Long-lived assets (excluding identifiable intangibles):
United States	$579.8	$192.7
North America, other than United States	47.5	46.5
United Kingdom	85.2	65.8
Europe, other than the United Kingdom	19.6	25.1
Other	40.5	46.8
Total (2)	$772.6	$376.9
_____________________________________________________________________________

(1)	Total revenue from international customers for the years ended December 31, 2013, 2012 and 2011 was $531.1 million, $483.4 million and $440.2 million, respectively.

(2)	Total long-lived assets held outside the United States as of December 31, 2013 and 2012 was $192.8 million and $184.2 million, respectively.
(3) Acquisitions and Dispositions
Acquisitions
2013
On October 18, 2013 the Company acquired WMS for $1,485.9 million. The WMS acquisition creates one of the largest global gaming suppliers with a diversified suite of products and strong content creation capabilities. Additionally, the acquisition is expected to generate opportunities for cost and revenue synergies as we seek to increase the efficiency of our organization and build upon our capabilities.
We have recorded the assets and liabilities of WMS based on our preliminary estimates of their fair values at the acquisition date. The determination of the fair values of the acquired assets and assumed liabilities (and the related determination of estimated lives of depreciable tangible and identifiable intangible assets) requires significant judgment. The estimates and assumptions include the projected timing and amount of future cash flows and discount rates reflecting risk inherent in the future cash flows. The estimated fair values of assets and liabilities of WMS and resulting goodwill are subject to adjustment as the Company finalizes its fair value analysis. The significant items for which a final fair value has not been determined as of the filing of this Annual Report on Form 10-K include accrued liabilities, deferred income taxes and other long-term liabilities.  We expect to complete our fair value determinations no later than the third quarter of 2014. We do not expect our fair value determinations to change; however, there may be differences compared to those amounts reflected in our consolidated financial statements at December 31, 2013 as we finalize our fair value analysis.
Based on our preliminary estimates, the equity purchase price exceeded the aggregate estimated fair value of the acquired assets and assumed liabilities at the acquisition date by $385.6 million, which amount has been recognized as goodwill within our Gaming segment. We attribute this goodwill to enhanced financial and operational scale, market diversification, opportunities for synergies and other strategic benefits. None of the goodwill associated with the acquisition is deductible for income tax purposes and, as such, no deferred taxes have been recorded related to goodwill.
The preliminary allocation of the purchase price to the estimated fair values of assets acquired and liabilities assumed is presented below:

SCIENTIFIC GAMES CORPORATION AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(table amounts are presented in millions, except per share amounts)

At October 18, 2013
Current assets	$508.0
Long-term notes receivable	76.2
Property, plant and equipment, net	465.3
Goodwill	385.6
Intangible assets	325.0
Intellectual property	201.2
Other long-term assets	5.9
Total assets	1,967.2
Current liabilities	(164.4)
Deferred income taxes	(166.6)
Long-term liabilities	(150.3)
Total liabilities	(481.3)
Total equity purchase price	$1,485.9
Our estimates of the fair values of depreciable tangible assets and identifiable intangible assets are presented below:

	Fair values at October 18, 2013	Average remaining useful life (in years)
Land	$14.9	Indefinite
Real property	110.5	40
Gaming machines	230.8	1-6
Personal property	109.1	4-6
	$465.3

Trade names	$66.0	Indefinite
Product names	39.3	10
Customer relationships	131.5	2-15
Long-term licenses	88.2	2-5
	$325.0
The estimated fair value of acquired real property was determined primarily using a cost approach, in which we determined an estimated replacement cost for the assets. To estimate the fair value of land, we utilized the sales comparison approach, which compares the land to properties that have recently been sold in similar transactions. For gaming machines and other personal property assets, we determined the fair value using cost approaches in which we determined an estimated reproduction or replacement cost, as applicable.
The estimated fair values of acquired finite- and indefinite-lived trade names and finite-lived internally-developed intellectual property ("IP") was determined using the royalty savings method, which is a risk-adjusted discounted cash flow approach. Finite-lived intangible assets include certain product trade names, game content and design IP, and operating system and game server software. Intellectual property is classified as capitalized software, net, on the Consolidated Balance Sheet as of December 31, 2013 and has an average remaining useful life of four to ten years. The royalty savings method values an intangible asset by estimating the royalties saved through ownership of the asset. The royalty savings method requires identifying the future revenue that would be impacted by the trade name or IP asset (or royalty-free rights to the assets), multiplying it by a royalty rate deemed to be avoided through ownership of the asset and discounting the projected royalty savings amounts back to the acquisition date. The royalty rate used in such valuation was based on a consideration of market rates for similar categories of assets. The indefinite-lived trade names include "WMS" and "Williams Interactive".
The estimated fair value of the acquired customer relationships was determined using the excess earnings method, which is a risk-adjusted discounted cash flow approach that determines the value of an intangible asset as the present value of

SCIENTIFIC GAMES CORPORATION AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(table amounts are presented in millions, except per share amounts)

the cash flows attributable to such asset after excluding the proportion of the cash flows that are attributable to other assets. The contribution to the cash flows that are made by other assets - such as fixed assets, working capital, workforce and other intangible assets, including trade names and game content and design IP - was estimated through contributory asset capital charges. The value of the acquired customer relationship asset is the present value of the attributed post-tax cash flows, net of the post-tax return on fair value attributed to the other assets. The estimated fair value of the long-term licenses was determined based on a comparison of rates and terms of the acquired licenses to a portfolio of market comparables to determine if the acquired long term liabilities were at rates above or below market. In addition, we recorded a long-term asset and liability related to the minimum guarantee for long-term licenses in accordance with the Company's policy as described in Note 1 (Description of the Business and Summary of Significant Accounting Policies).
The estimated fair value of deferred income taxes was determined by applying the appropriate enacted statutory tax rate to the temporary differences that arose on the differences  between the financial reporting value and tax basis of the assets and liabilities acquired.
The revenue and loss from continuing operations of WMS since the acquisition date that are included in our consolidated statements of operations are presented below. These amounts are not necessarily indicative of the results of operations that WMS would have realized if it had continued to operate as a stand-alone company during the period presented, primarily due to the elimination of certain headcount and administrative costs since the acquisition date that are the result of integration activities or due to costs that are now reflected in our unallocated corporate costs and not allocated to WMS.

From October 18, 2013 through December 31, 2013
Revenue	$144.7
Loss from continuing operations	$(31.4)
As required by ASC 805, Business Combinations, the following unaudited pro forma statements of operations for the years ended December 31, 2013 and 2012 give effect to the WMS acquisition as if it had been completed on January 1, 2012. The unaudited pro forma financial statements are presented for illustrative purposes only and are not necessarily indicative of what the operating results actually would have been had the WMS acquisition been completed during the periods presented. In addition, the unaudited pro forma financial statements do not purport to project the future operating results of the Company. This information is preliminary in nature and subject to change based on final purchase price adjustments. The pro forma statements of operations does not reflect: (1) any anticipated synergies (or costs to achieve synergies) or (2) the impact of non-recurring items directly related to the WMS acquisition.

	Year Ended December 31,
	2013	2012
Revenue from Consolidated Statements of Operations and Comprehensive Loss	$1,090.9	$928.6
Add: WMS revenue not reflected in Consolidated Statements of Operations and Comprehensive Loss	567.4	688.5
Unaudited pro forma revenue	$1,658.3	$1,617.1

	Year Ended December 31,
	2013	2012
Net loss from continuing operations from Consolidated Statements of Operations and Comprehensive Loss	$(25.6)	$(43.9)
Add: WMS net loss from continuing operations not reflected in Consolidated Statements of Operations and Comprehensive Loss plus pro forma adjustments described below	(34.7)	(50.4)
Unaudited pro forma net loss from continuing operations	$(60.3)	$(94.3)
Unaudited pro forma amounts include adjustments to reflect the following:

SCIENTIFIC GAMES CORPORATION AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(table amounts are presented in millions, except per share amounts)

(1)
An adjustment to reflect additional depreciation and amortization of $22.2 million and $60.9 million for the years ended December 31, 2013 and 2012, respectively, that would have been charged assuming the fair value adjustments to intangible assets and property and equipment had been applied on January 1, 2012.

(2)	An adjustment to increase cost of sales by $13.0 million to reflect the impact of purchase accounting adjustments on the carrying value of inventory for the year ended December 31, 2013.

(3)	An adjustment to reverse acquisition-related fees and expenses of $74.0 million and $2.5 million for the years ended December 31, 2013 and 2012, respectively.

(4)
An adjustment to reflect the additional interest expense of $61.0 million and $83.0 million for the years ended December 31, 2013 and 2012, respectively, that would have been charged assuming our new credit facilities were in place as of January 1, 2012.

(5)
An adjustment of $12.5 million and $33.3 million for the years ended December 31, 2013 and 2012, respectively, to reverse the U.S. tax expense of WMS under the assumption that the U.S. taxable income of WMS for each period presented would have been offset by U.S. tax attributes of the Company.

2012
In July 2012, we acquired substantially all of the assets of Parspro for $11.8 million. Parspro is a provider of sports betting systems and related products via point of sale terminals, the internet and mobile devices. We allocated $9.9 million of the $11.8 million purchase price in excess of the fair value of the acquired net assets to goodwill. The acquired assets include technology that we have integrated into our Lottery Systems business segment and our interactive games platform as part of an expanded service offering to lottery customers. Had the operating results of Parspro been included as if the transaction was consummated on January 1, 2011, our pro forma results of operations for the years ended December 31, 2012 and 2011 would not have been materially different.
In June 2012, we acquired 100% of the equity interests of Provoloto for $9.7 million (including an estimated earn-out payable to the sellers of approximately $2.0 million contingent on the future performance of the acquired business). We allocated $5.1 million of the purchase price in excess of the fair value of the acquired net assets to goodwill. The operating results of Provoloto have been included in our Instant Products segment and were consolidated in our results of operations since the date of acquisition. Had the operating results of Provoloto been included as if the transaction was consummated on January 1, 2011, our pro forma results of operations for the years ended December 31, 2012 and 2011 would not have been materially different. In December 2013, we initiated a reorganization plan to exit our Provoloto instant lottery game operations in Mexico.
In June 2012, we acquired ADS for £3.5 million, subject to certain adjustments. ADS provides maintenance and other services for LBOs in the U.K. The acquisition has allowed us to expand our service offering to the LBOs. We allocated £2.2 million of the £3.5 million purchase price in excess of the fair value of the acquired net assets to goodwill. The operating results of ADS have been included in our Gaming segment and have been consolidated in our results of operations since the date of acquisition. Had the operating results of ADS been included as if the transaction was consummated on January 1, 2011, our pro forma results of operations for the years ended December 31, 2012 and 2011 would not have been materially different.
2011
In September 2011 we acquired Barcrest, a leading supplier of gaming content and machines in Europe, from subsidiaries of IGT for £33.0 million in cash (subject to certain adjustments). Barcrest has been integrated with our Gaming segment.
The following table summarizes the adjusted fair values of the assets acquired and liabilities assumed at the acquisition date based on a final purchase price allocation:

SCIENTIFIC GAMES CORPORATION AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(table amounts are presented in millions, except per share amounts)

At September 23, 2011
Cash and cash equivalents	$1.9
Accounts receivable, net of allowance of doubtful accounts of $2.0 as of September 23, 2011	22.6
Inventories	7.5
Prepaid expenses, deposits and other current assets	1.8
Property and equipment	14.5
Deferred income taxes	0.1
Other long-term assets	2.5
Intangible assets	12.0

Total identifiable assets acquired	62.9
Accounts payable	7.7
Accrued liabilities	11.1
Long-term deferred income tax liabilities	2.1

Net identifiable assets acquired	42.0
Goodwill	6.4

Net assets acquired	$48.4
Subsequent to the filing of our 2011 Annual Report on Form 10-K, we adjusted the estimated fair values of certain of the assets acquired as part of our acquisition of Barcrest on September 23, 2011 to reflect new information obtained about facts and circumstances that existed as of the acquisition date that, if known, would have affected the amounts recognized as of that date. The adjustments resulted in an increase in goodwill of $2.0 million, an increase in other assets of $1.5 million, a decrease in inventory of $2.0 million, a decrease in the current portion of deferred income taxes of $1.1 million and a decrease in prepaid expenses, deposits and other current assets of $0.5 million. We have applied the adjustment retrospectively to the Consolidated Balance Sheet as of December 31, 2011.
Of the $12.0 million of acquired intangible assets, $0.9 million was allocated to trade names and is not subject to amortization. The remaining $11.1 million of intangible assets includes customer lists of $5.7 million (with a four-year weighted average useful life) and intellectual property of $5.4 million (with a 4.5-year weighted average useful life).
The $6.4 million of goodwill was assigned to our Gaming segment. None of the goodwill is expected to be deductible for income tax purposes.
We recognized $4.7 million of acquisition-related costs that were expensed in 2011. These costs are included in SG&A in our Consolidated Statements of Operations and Comprehensive Income.
Barcrest service and product sales revenue for the period September 23, 2011 (date of acquisition) through December 31, 2011 was $6.9 million and $7.4 million, respectively. Barcrest net loss was $0.5 million for the same period.
As required by ASC 805, Business Combinations, set forth below is our unaudited pro forma revenue and net loss for the years ended December 31, 2010 and 2011, as if the acquisition of Barcrest had occurred on January 1, 2010.

	Years Ended December 31,
	2011	2010
Revenue from Consolidated Statements of Operations and Comprehensive Income	865.9	$870.5
Add: Barcrest revenue not reflected in Consolidated Statements of Operations and Comprehensive Income plus pro forma adjustment (1) below	43.2	53.4
Unaudited pro forma revenue	$909.1	$923.9
_______________________________________________________________________________

(1)	Pro forma adjustment made to eliminate intercompany revenue and costs of $3.2 million and $0.5 million for the years ended December 31, 2011 and 2010, respectively.

SCIENTIFIC GAMES CORPORATION AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(table amounts are presented in millions, except per share amounts)

	Years Ended December 31,
	2011	2010
Net loss from continuing operations from Consolidated Statements of Operations and Comprehensive Loss	$(5.8)	$(144.4)
Add: Barcrest net income not reflected in Consolidated Statements of Operations and Comprehensive Income plus pro forma adjustments (1) and (2) below	2.5	6.6
Unaudited pro forma net loss from continuing operations	$(3.3)	$(137.8)
_______________________________________________________________________________

(1)	Pro forma adjustment made to capitalize development costs of $1.7 million for each of the years ended December 31, 2011 and 2010, in accordance with the Company's accounting policies.

(2)
Pro forma adjustment made to reflect the additional depreciation and amortization of $2.3 million and $2.2 million for the years ended December 31, 2011 and 2010, respectively, that would have been charged assuming the fair value adjustments to intangible assets had been applied on January 1, 2010.

Dispositions
On March 25, 2013, we completed the sale of our installed base of gaming machines in our pub business for a purchase price of £0.5 million. The revenue and expenses of the discontinued pub operations for the years ended December 31, 2013, 2012, and 2011 were as follows:

	Year Ended
	December 31,
	2013	2012	2011
Revenue:
Services	$1.8	$12.0	$12.8

Operating expenses:
Cost of services (1)	3.0	10.4	9.7
Selling, general and administrative	1.2	2.8	3.9
Employee termination and restructuring	—	0.9	—
Depreciation and amortization	0.6	22.5	7.6

Loss from discontinued operations	(3.0)	(24.6)	(8.4)

Other (expense) income, net	0.8	(0.1)	(0.9)
Income tax (expense) benefit	(2.4)	6.0	2.5

Net loss from discontinued operations	$(4.6)	$(18.7)	$(6.8)
(1) Exclusive of depreciation and amortization.
(4) Restructuring Plans
We recorded pre-tax employee termination and restructuring costs, net of $22.7 million, $10.6 million and $2.0 million for the years ended 2013, 2012 and 2011, respectively. All employee termination and restructuring reported in 2012 and 2011 were completed as of December 31, 2012.
Upon our acquisition of WMS in October 2013, we began integrating Scientific Games and WMS and implementing our plans to streamline our operations and cost structure. We recorded costs associated with integration actions that were initiated in 2013, including employee severance costs, costs relating to exiting facilities, and other costs related to exiting two immaterial business lines. In addition to these restructuring costs, which are included in the table below, we recorded $4.6 million of accelerated depreciation and amortization related to software for a line of gaming machines we discontinued as a result of our reorganization plans.
In December 2013, we initiated a reorganization plan to exit our Provoloto instant lottery game operations in Mexico. In addition to the restructuring charges included in the table below, we recorded $3.1 million of accelerated depreciation and amortization in 2013 related to this reorganization plan.

SCIENTIFIC GAMES CORPORATION AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(table amounts are presented in millions, except per share amounts)

The following table presents a summary of employee termination and restructuring charges by segment related to restructuring plans that were executed in 2013 and the total we expect to incur in the future related to these plans.

Business Segment		Employee Termination Costs	Property costs	Other	Total
Instant Products (1)	2013	$—	$—	$4.7	$4.7
	Expected Total	—	—	4.7	4.7

Lottery Systems	2013	0.4	—	—	0.4
	Expected Total	0.4	—	—	0.4

Gaming (2)	2013	3.8	1.0	3.8	8.6
	Expected Total	5.9	1.5	4.8	12.2

Un-allocated corporate (3)	2013	6.9	2.1	—	9.0
	Expected Total	6.9	2.1	—	9.0

Total	2013	$11.1	$3.1	$8.5	$22.7
	Expected Total	$13.2	$3.6	$9.5	$26.3
(1) Includes other restructuring costs incurred in 2013 related to the write-off goodwill of $5.4 million and other costs of $1.4 million, offset by the reversal of an acquisition related earn-out liability of $2.1 million.
(2) Other restructuring costs reflects other costs related to the exit of two immaterial business lines.
(3) Unallocated corporate employee termination costs primarily relates to an accrual for cash severance due to our former chief executive officer.
The following table presents a summary of restructuring charges and the changes in the restructuring accrual during 2013.

	Employee Termination Costs	Property costs	Other	Total
Balance as of December 31, 2012	$—	$—	$—	$—
Accrual additions	11.1	3.1	8.5	22.7
Cash payments	(1.8)	(0.1)	(1.8)	(3.7)
Non-cash expense	—	(0.2)	(6.6)	(6.8)
Balance as of December 31, 2013	$9.3	$2.8	$0.1	$12.2

(5) Basic and Diluted Income Per Common Share
Basic income per common share is computed by dividing net income available to common stockholders by the weighted-average number of common shares outstanding during the period. Diluted income per common share gives effect to all potentially dilutive common shares that were outstanding during the period. As of December 31, 2013, 2012 and 2011 we had outstanding stock options and RSUs that could potentially dilute basic earnings per share in the future.
The following represents a reconciliation of the numerator and denominator used in computing basic and diluted income available to common stockholders per common share for the years ended December 31, 2013, 2012 and 2011:

SCIENTIFIC GAMES CORPORATION AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(table amounts are presented in millions, except per share amounts)

	Years Ended December 31,
	2013	2012	2011
Loss (numerator)
Net loss from continuing operations	$(25.6)	$(43.9)	$(5.8)
Net loss from discontinued operations	(4.6)	(18.7)	(6.8)
Net loss	$(30.2)	$(62.6)	$(12.6)
Shares (denominator)
Basic weighted-average common shares outstanding	85.0	90.0	92.1
Diluted weighted-average common shares outstanding	85.0	90.0	92.1
Basic and diluted per share amounts
Basic net loss per share from continuing operations	$(0.30)	$(0.49)	$(0.06)
Basic net loss per share from discontinued operations	(0.06)	(0.21)	(0.08)
Total basic net loss per share	$(0.36)	$(0.70)	$(0.14)
Diluted net loss per share from continuing operations	$(0.30)	$(0.49)	$(0.06)
Diluted net loss per share from discontinued operations	(0.06)	(0.21)	(0.08)
Total diluted loss per share	$(0.36)	$(0.70)	$(0.14)
For all periods presented, basic and diluted loss per share are the same, as any additional common stock equivalents would be anti-dilutive. We excluded 2.6 million, 3.5 million and 3.9 million stock options from the calculation of diluted weighted-average earnings per share for fiscal years 2013, 2012 and 2011, respectively, that would be anti-dilutive due to the net loss in those periods. In addition we excluded 5.2 million, 4.8 million and 4.8 million RSUs from the calculation of diluted weighted-average earnings per share for fiscal years 2013, 2012 and 2011, respectively, that would be anti-dilutive due to the net loss in those periods.
(6) Accounts Receivable, Notes Receivable, Allowance for Doubtful Accounts and Bad Debt

The following summarizes the components of current and long-term accounts and notes receivable, net:

	As of December 31,
	2013	2012
Current:
Accounts receivable	$360.4	$221.1
Notes receivable	164.3	10.3
Allowance for doubtful accounts	(20.0)	(11.2)
Current accounts and notes receivable, net	$504.7	$220.2
Long-term:
Notes receivable	72.6	—
Total accounts and notes receivable, net	$577.3	$220.2

During the fourth quarter of 2013, accounts and notes receivable increased $330.0 million due to our acquisition of WMS. At December 31, 2012, our notes receivable related to the sale of our Racing Business in 2010. We received $10.0 million plus interest in September 2013, which is reflected as proceeds from sale of Racing Business in our Consolidated Statement of Cash Flows for the year ended December 31, 2013. We incurred $9.3 million of bad debt expense for the year ended December 31, 2013 compared to $6.5 million of bad debt expense for the prior year. We incurred bad debt expense of $0.9 million in 2011. We had no modifications of notes receivables from the date of WMS acquisition through December 31, 2013.
Beginning in 2012, the government authorities in Argentina modified the rules related to importing products and limited the exchange of the peso into U.S. dollars and the transfer of funds from Argentina. Our accounts and notes receivable from customers in Argentina at December 31, 2013 was $41.2 million (which is denominated in U.S. dollars) although our customers currently pay us in pesos at the spot exchange rate between the peso and the U.S. dollar on the date of payment. In

SCIENTIFIC GAMES CORPORATION AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(table amounts are presented in millions, except per share amounts)

evaluating the collectability of customer receivables in Argentina, we specifically evaluate recent payment activity, receivable aging, any security arrangements in place (bills of exchange, pledge agreements, etc.) and individual customers’ ability to pay. We collected $9.7 million of the outstanding receivable balances from customers in Argentina from the date we acquired WMS through December 31, 2013.

The following summarizes the components of our notes receivable:

	As of December 31, 2013	Balances over 90 days past due

Notes receivable:
Domestic	$65.1	$0.4
International	171.8	8.7
Total notes receivable	236.9	9.1

Allowance for doubtful accounts:
Domestic	—	—
International	(5.6)	(3.3)
Total allowance for doubtful accounts	(5.6)	(3.3)

Total notes receivable, net	$231.3	$5.8

At December 31, 2013, 2.5% of our total notes receivable was past due over 90 days.

The following tables detail our evaluation of notes receivable for impairment at December 31, 2013:

	As of December 31, 2013	Ending Balance Individually Evaluated for Impairment	Ending Balance Collectively Evaluated for Impairment
Notes receivable:
Domestic	$65.1	$4.8	$60.3
International	171.8	99.7	72.1
Total notes receivable	$236.9	$104.5	$132.4

    In certain international jurisdictions, we offer extended financing terms related to our notes receivable. Such financing activities subject us to increased credit risk, which could be exacerbated by unfavorable economic conditions or political or economic instability in those regions. Our notes receivable are concentrated in the following international gaming jurisdictions at December 31, 2013:

Peru	18%
Mexico	18%
Argentina	17%
Colombia	7%
Other (less than 5% individually)	12%
International	72%

SCIENTIFIC GAMES CORPORATION AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(table amounts are presented in millions, except per share amounts)

(7) Inventories
Inventories consist of the following:

	As of December 31,
	2013	2012
Parts and work-in-process	$62.1	$27.4
Finished goods	75.7	43.9
Inventory	$137.8	$71.3
Parts and work-in-process include spare parts for lottery terminals and gaming machines, instant lottery tickets and labor and overhead costs associated with the manufacturing of instant lottery tickets and gaming machines. Our finished goods inventory primarily consists of instant games for our participation arrangements, gaming machines for sale and our licensed branding merchandise.
(8) Property and Equipment
Lottery and gaming machinery and equipment were as follows:

	As of December 31,
	2013	2012
Lottery machinery and equipment	$350.3	$333.2
Less: accumulated depreciation	(210.6)	(167.5)
Net lottery machinery and equipment	139.7	165.7

Gaming equipment	439.2	192.7
Less: accumulated depreciation	(145.0)	(137.6)
Net gaming equipment	294.2	55.1

Total lottery and gaming machinery and equipment, net	$433.9	$220.8
Property and equipment, including assets under capital leases, consist of the following:

	As of December 31,
	2013	2012
Land	$25.6	$10.7
Buildings and leasehold improvements	181.6	71.1
Furniture and fixtures	30.1	18.6
Transportation equipment	6.4	3.3
Construction in progress	33.4	27.8
Other property and equipment, at cost	239.1	191.2
Less: accumulated depreciation	(177.5)	(166.6)
Property and equipment, net	$338.7	$156.1

Total property and equipment, net	$772.6	$376.9
The increase in property and equipment, net, is primarily related to recording the assets of WMS at fair value upon acquisition. See Note 3 (Acquisitions and Dispositions).

SCIENTIFIC GAMES CORPORATION AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(table amounts are presented in millions, except per share amounts)

Depreciation expense for the years ended December 31, 2013, 2012 and 2011 was $126.9 million, $122.6 million and $76.9 million, respectively. Cost of equipment (and related start-up costs) associated with specific lottery and gaming contracts not yet placed into service are recorded as construction in progress and not depreciated. When the equipment is placed into service, the related costs are transferred from construction in progress to lottery machinery and equipment or gaming equipment, and we commence depreciation. Depreciation expense is excluded from cost of services, cost of product sales and other operating expenses and is separately stated with amortization expense on the Consolidated Statements of Operations and Comprehensive Income.
As described in Note 1 (Description of the Business and Summary of Significant Accounting Policies), we assess the recoverability of long-lived assets whenever events or changes in circumstances indicate that the carrying value of such an asset may not be recoverable. Recoverability of assets to be held and used is measured by a comparison of the carrying amount of the asset to the expected net future undiscounted cash flows to be generated by that asset. If it is determined that an impairment has occurred, the amount of the impairment recorded is equal to the excess of the asset's carrying value over its estimated fair value, which is generally derived from a discounted cash flow model.
During 2013 and 2012, we recorded long-lived asset impairments of $2.5 million and $5.8 million, respectively, related to underperforming U.S. lottery systems contracts. There were no impairments related to U.S. lottery systems contracts in 2011. See Note 16 (Fair Value Measurements).
In December 2013, we initiated a reorganization plan to exit our instant lottery game operations in Mexico. We recorded $3.1 million of accelerated depreciation and amortization in 2013 related to this reorganization plan. During 2012, we recorded $3.4 million related to the reorganization of our Australia printing operations.
In 2012, we recorded long-lived asset impairments of $20.8 million related to a write-down of certain undeployed gaming machines. As described in Note 1 (Description of the Business and Summary of Significant Accounting Policies), our policy is to periodically review the estimated useful lives of our fixed assets. Our reviews during 2013 and 2012 indicated lower estimated useful lives for our gaming machines deployed to our U.K. LBO customers relative to historical estimates due to market changes that we believe impacted the replacement cycle of these gaming machines. During 2013 and 2012, we recorded accelerated depreciation related to our change in estimated lives of $8.7 million and $6.6 million, respectively.
The foregoing impairments and accelerated depreciation expense are included in depreciation and amortization expense in our Consolidated Statements of Operations and Comprehensive Income for the respective years ended December 31, 2013, 2012, and 2011 and included in accumulated depreciation in our Consolidated Balance Sheets as of December 31, 2013 and 2012, respectively.
(9) Intangible Assets and Goodwill
Intangible Assets
The following presents certain information on our intangible assets as of December 31, 2013 and 2012. Amortizable intangible assets are being amortized on a straight-line basis over their estimated useful lives with no estimated residual values.

SCIENTIFIC GAMES CORPORATION AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(table amounts are presented in millions, except per share amounts)

Intangible Assets	Gross Carrying Amount	Accumulated Amortization	Net Balance
Balance as of December 31, 2013
Amortizable intangible assets:
Patents	$14.5	$7.1	$7.4
Customer lists	161.9	24.0	137.9
Licenses	181.0	59.9	121.1
Intellectual property	8.6	5.7	2.9
Brand name	39.3	0.6	38.7
Non-compete agreements	0.4	0.2	0.2
Lottery contracts	1.5	1.4	0.1
	407.2	98.9	308.3
Non-amortizable intangible assets:
Trade names	104.9	2.1	102.8
Total intangible assets	$512.1	$101.0	$411.1
Balance as of December 31, 2012
Amortizable intangible assets:
Patents	$13.7	$6.1	$7.6
Customer lists	41.5	25.4	16.1
Licenses	84.9	66.7	18.2
Intellectual property	24.3	20.1	4.2
Non-compete agreements	0.4	0.1	0.3
Lottery contracts	1.5	1.3	0.2
	166.3	119.7	46.6
Non-amortizable intangible assets:
Trade names	39.8	2.1	37.7
Total intangible assets	$206.1	$121.8	$84.3
In 2013, the increase in intangible assets is related to recording the intangible assets of WMS of $325.0 million at fair value upon acquisition. The aggregate intangible asset amortization expense for the years ended December 31, 2013, 2012 and 2011 was $32.5 million, $17.6 million and $15.3 million, respectively. The estimated intangible asset amortization expense for the year ending December 31, 2014 and each of the subsequent four years is $59.8 million, $53.4 million, $44.4 million, $21.5 million and $16.9 million, respectively.

SCIENTIFIC GAMES CORPORATION AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(table amounts are presented in millions, except per share amounts)

Goodwill
The table below reconciles the change in the carrying amount of goodwill, by reporting segment, for the period from December 31, 2011 to December 31, 2013.

Goodwill	Instant Products	Lottery Systems	Gaming	Totals
Balance as of December 31, 2011	$334.1	$186.6	$247.7	$768.4
Acquisitions	5.4	9.9	3.6	18.9
Foreign currency adjustments	1.3	1.4	11.4	14.1
Reallocation of Goodwill	(12.8)	12.8	—	—
Balance as of December 31, 2012	328.0	210.7	262.7	801.4
Acquisitions and dispositions	—	—	385.6	385.6
Foreign currency adjustments	(2.4)	2.7	5.0	5.3
Write off of goodwill (1)	(5.4)	—	—	(5.4)
Reallocation of goodwill	20.0	(39.7)	19.7	—
Balance as of December 31, 2013	$340.2	$173.7	$673.0	$1,186.9
(1) At December 31, 2013, $5.4 million of goodwill was written off associated with the exit of our Provoloto instant lottery game operations in Mexico. See Note 3 (Acquisitions and Dispositions) for additional information.
Effective in the fourth quarter of 2013, we revised our operating segments to reflect the reorganization of our businesses following the acquisition of WMS and the financial information regularly reviewed by our chief executive officer, who is designated as the CODM under applicable accounting rules. As a result, we determined that we have four operating segments based on the financial information regularly reviewed by our CODM: instant products, lottery systems, gaming and interactive. Our interactive operating segment is aggregated in our Gaming reportable segment. For reportable segment information see Note 2 (Business and Geographic Segments).
We reviewed our operating segments in accordance with ASC 350, Intangibles - Goodwill and Other (“ASC 350”) to determine if additional reporting units exist within our operating segments based on the availability of discrete financial information that is regularly reviewed by segment management. We determined that we have six reporting units as of December 31, 2013: instant products; licensed properties; U.S. lottery systems; international lottery systems; gaming; and interactive. During 2012 and until the change in the fourth quarter of 2013 described above, we had seven operating segments and reporting units. The change to six reporting units required the reallocation of certain goodwill balances to our new reporting units based on a relative fair value approach in accordance with ASC 350. Prior to the change in the fourth quarter of 2013, our seven reporting units were: instant products; licensed properties; U.S. lottery systems; international lottery systems; China lottery; video systems; and gaming.
Our annual impairment valuation as of December 31, 2013 produced estimated fair values of equity, under our old and new structures, were in excess of the carrying value of equity for all of our reporting units. The estimated fair values of equity for each of our instant products, licensed properties, U.S. lottery systems, international lottery systems, and interactive reporting units were substantially in excess of the carrying value of such reporting units. As a result of the WMS acquisition, we recorded the fair value of all assets and liabilities acquired as of October 18, 2013 and corresponding goodwill. As such, although the estimated fair value of equity of our gaming reporting unit was in excess of its carrying value under our new structure in 2013, a decrease in the fair value of more than 9% for our Gaming reporting unit could potentially result in an impairment of goodwill.

SCIENTIFIC GAMES CORPORATION AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(table amounts are presented in millions, except per share amounts)

(10) Software

	As of December 31,
	2013	2012
Software	$457.7	$182.8
Accumulated amortization	(114.2)	(95.6)
Software, net	$343.5	$87.2
During the fourth quarter of 2013, we recorded $257.8 million of software associated with our acquisition of WMS including $201.2 million of intellectual property. In the years ended December 31, 2013 and 2012, we capitalized $37.9 million and $44.0 million, respectively, of software systems development costs. The total amount charged to amortization expense for amortization of software costs was $39.6 million, $28.0 million and $24.0 million for the years ended December 31, 2013, 2012 and 2011, respectively.
During the year ended December 31, 2013, we recorded accelerated amortization expense of $8.0 million related to the write-down of certain development costs including $4.6 million related to software for a line of gaming machines we discontinued as a result of our reorganization plans and $3.4 million related to obsolete software in our gaming business. During 2012, we recorded $3.1 million related to the write-down of certain hardware development costs in our licensed brands business and recorded an impairment of $6.4 million in 2011 as a result of our migration to a new platform technology in our U.K. LBO business.

SCIENTIFIC GAMES CORPORATION AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(table amounts are presented in millions, except per share amounts)

(11) Equity Investments
At December 31, 2013, we had investments in the entities described below, which are accounted for using the equity method of accounting. We record income or loss from equity method investments as "Earnings from equity investments" in the Consolidated Statements of Operations and Comprehensive Income and record the carrying value of each investment in "Equity investments" in the Consolidated Balance Sheets.
LNS.
We own a 20% equity interest in LNS, an entity comprised principally of us, Gtech S.p.A. and Arianna 2001, a company owned by the Federation of Italian Tobacconists, that was awarded the concession from the Italian Monopoli di Stato to be the exclusive operator of the Italian Gratta e Vinci instant game lottery beginning in October 2010. The concession has an initial term of nine years (subject to a performance evaluation during the fifth year) and could be extended by the Monopoli di Stato for an additional nine years. LNS succeeded Consorzio Lotterie Nazionali ("CLN"), a consortium comprised of essentially the same group that owns LNS, as holder of the concession. Under the new concession, we are the primary supplier of instant lottery games for LNS, as we were under the prior concession. CLN, which had held the concession since 2004, is being wound up, with the bulk of its assets having been transferred to LNS. As of December 31, 2013, our investment in CLN was $2.5 million. LNS paid €800.0 million in upfront fees under the terms of the new concession. We paid our pro rata share of these fees in 2010. The upfront fees associated with the new concession are amortized by LNS (€89.0 million each year of the new concession on a pre-tax basis), which reduces our earnings from our equity investment in LNS. Our share of the amortization is €18.0 million each year on a pre-tax basis. Subject to applicable limitations, we are entitled to receive from LNS annual cash dividends as well as periodic return of capital payments over the life of the concession.
For the years ended December 31, 2013, 2012 and 2011 we recorded income of $17.9 million, $17.9 million and $18.6 million, respectively, representing our share of earnings of LNS. We recognized revenue from the sale of games to LNS during the years ended December 31, 2013, 2012 and 2011 of $52.0 million, $52.0 million and $56.9 million, respectively. As of December 31, 2013 we had accounts receivable of $13.0 million from LNS. We received dividends of $18.3 million, $17.7 million and $26.3 million from LNS and CLN for the years ended December 31, 2013, 2012 and 2011, respectively. We received distributions of capital of $17.6 million, $21.0 million, and $17.8 million from LNS and CLN during the years ended December 31, 2013, 2012 and 2011, respectively.
Northstar Illinois
We own a 20% equity interest in Northstar Illinois, an entity formed with Gtech Corporation to be the private manager for the Illinois lottery. Northstar Illinois was selected as the private manager following a competitive procurement and entered into a PMA with the State of Illinois in January 2011 for a 10-year term. Northstar Illinois, subject to the oversight of the Illinois lottery, manages the day-to-day operations of the lottery including lottery game development and portfolio management, retailer recruitment and training, supply of goods and services and overall marketing strategy.
Under the terms of the PMA, Northstar Illinois is entitled to receive annual incentive compensation payments to the extent it is successful in increasing the lottery's net income (as defined in the PMA) above specified target levels, subject to a cap of 5% of the applicable year's net income. Northstar Illinois is responsible for payments to the State to the extent such targets are not achieved, subject to a similar cap. These net income target levels are subject to upward or downward adjustment under certain circumstances in accordance with the terms of the PMA. Northstar Illinois may seek downward adjustments to the net income targets in the event certain actions of the State (or the federal government) have a material adverse effect on the lottery's net income and Northstar Illinois' ability to receive incentive compensation payments. In November 2012, an arbitrator determined that Northstar Illinois is entitled to a $28.4 million downward adjustment to the net income target for the lottery's 2012 fiscal year and a $2.9 million downward adjustment to the net income target for the lottery's 2013 fiscal year.
We understand that the lottery has asserted that Northstar Illinois is responsible for shortfall payments of approximately $22 million with respect to the fiscal year ended June 30, 2012 and approximately $39 million with respect to the fiscal year ended June 30, 2013. We further understand that Northstar Illinois disagrees with the methodology used by the lottery in calculating the lottery's net income that formed the basis of the lottery's shortfall payment claim and believes that certain other matters that could impact any potential shortfall payment have yet to be resolved, and has initiated the resolution process contemplated by the PMA in an attempt to resolve these matters.
We understand that, despite the matters to be resolved, in light of the completion of the lottery's financial statements for the fiscal year ended June 30, 2012, and based on preliminary financial information for the lottery's fiscal year ended June 30, 2013, Northstar Illinois recorded a liability of $42.0 million associated with its estimate of the potential aggregate net

SCIENTIFIC GAMES CORPORATION AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(table amounts are presented in millions, except per share amounts)

shortfall payments for the first three fiscal years under the PMA. For the year ended December 31, 2013, earnings from our equity investment in Northstar Illinois were reduced by an amount equal to the amortization of our 20% share of the $42.0 million of estimated net shortfall payments recorded by Northstar Illinois, which amortization is allocated over the life of the contract.  These amounts were not material to our results of operations for the year ended December 31, 2013. In December 2013, we made a capital contribution of $13.8 million to Northstar Illinois. We may be required to make capital contributions to Northstar Illinois to fund our pro rata share of any shortfall payments that are payable to the State under the private management agreement.
Northstar Illinois is reimbursed on a monthly basis for most of its operating expenses under the Northstar Illinois PMA. Under our supply agreement with Northstar Illinois, we are responsible for the design, development, manufacturing, warehousing and distribution of instant lottery games and are compensated based on a percentage of retail sales.
For the years ended December 31, 2013, 2012 and 2011, we recorded a loss of $4.5 million, $2.6 million and $1.7 million, respectively, representing our share of the losses of Northstar Illinois. We recognized revenue from the sale of instant lottery games to Northstar Illinois during the years ended December 31, 2013, 2012 and 2011 of $25.0 million, $24.6 million and $14.0 million, respectively. As of December 31, 2013 we had accounts receivable of $7.9 million from Northstar Illinois. We received no dividends or distributions of capital from Northstar Illinois during the years ended December 31, 2013, 2012 and 2011.
Northstar New Jersey
We own a 17.69% equity interest in Northstar New Jersey, the operating entity comprised of us, Gtech Corporation, and a subsidiary of the administrator of the Ontario Municipal Employees Retirement System that executed a long-term services agreement to provide marketing and sales services to the New Jersey lottery until 2029. In connection with the execution of the services agreement, Northstar New Jersey made a $120.0 million payment to the State, of which we contributed $21.5 million, our pro rata portion. The award of the agreement to Northstar New Jersey was protested by a union that represents certain of the lottery workers. The protest was denied and the union has appealed the denial of the protest. Services under Northstar New Jersey's agreement with the New Jersey lottery commenced on October 1, 2013. We account for our investment in Northstar New Jersey as an equity method investment due to our significant influence through our substantive participating and minority interest protection rights with respect to the entity. We contributed an additional $7.2 million to Northstar New Jersey during the year ended December 31, 2013 representing our pro rata portion of its initial working capital requirements.
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
Under separate supply agreements, we provide Northstar New Jersey with instant lottery games and related services and Gtech provides Northstar New Jersey with lottery systems and equipment and related services. We have a 30% economic interest (and are responsible for 30% of the capital requirements) associated with these supply arrangements. We own a 30% equity interest in Northstar SupplyCo New Jersey, LLC ("Northstar SupplyCo."), an entity we formed with Gtech in connection with these supply arrangements.
For the year ended December 31, 2013, we recorded income of $0.9 million, representing our share of the combined earnings of Northstar New Jersey and Northstar SupplyCo. We recognized revenue of $1.2 million from the sale of instant lottery games to Northstar New Jersey during the year ended December 31, 2013. As of December 31, 2013, we had accounts receivable of $1.2 million from Northstar New Jersey. We received no dividends or distributions of capital from Northstar New Jersey during the years ended December 31, 2013, 2012 and 2011.
Hellenic Lotteries
We own a 16.5% equity interest in Hellenic Lotteries, a company we formed with OPAP S.A. and Intralot S.A. In July 2013, Hellenic Lotteries was granted a 12-year concession for the exclusive rights to the production, operation and management of instant ticket and certain traditional lotteries in Greece. We account for our investment in Hellenic Lotteries as an equity method investment due to our significant influence through our substantive participating and minority interest protection rights with respect to the entity. Operations under the concession agreement are expected to commence during the first half of 2014.

SCIENTIFIC GAMES CORPORATION AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(table amounts are presented in millions, except per share amounts)

In connection with the concession, Hellenic Lotteries paid an upfront fee of €190.0 million to the Greek government, of which we contributed €31.4 million, our pro rata portion. In addition to our portion of the upfront payment, we contributed an additional €0.3 million to Hellenic Lotteries for working capital requirements, resulting in aggregate contributions of €31.7 million to the operating company for the year ended December 31, 2013. Hellenic Lotteries will also be responsible for a monthly fee to the Greek government equal to a percentage of gross gaming revenue. In July 2013, we executed an instant lottery game supply agreement with Hellenic Lotteries, pursuant to which we will be the exclusive provider of instant lottery game and design services to Hellenic Lotteries and will also be responsible for certain advisory services applicable to all lottery games included in the concession. We received no dividends or distributions of capital from Hellenic Lotteries during the years ended December 31, 2013, 2012 and 2011, respectively.
CSG
On October 12, 2007, we invested $7.4 million for a 49% equity interest in CSG. CSG established an instant ticket manufacturing facility that produces instant lottery tickets for sale to the China Sports Lottery for a 15-year period that began in 2009. For the years ended December 31, 2013, 2012 and 2011, we recorded income of $6.9 million, $8.3 million, and $9.7 million, respectively, representing our share of the earnings of CSG. We are also entitled to a royalty fee from CSG for intellectual property rights equal to 1% of the total gross profits distributed by CSG. We received dividends of $6.3 million, $9.3 million and $5.4 million from CSG for the years ended December 31, 2013, 2012 and 2011, respectively. We received no distributions of capital from CSG during the years ended December 31, 2013, 2012 and 2011, respectively.
GLB
On November 15, 2007, we acquired a 50% equity interest in the ownership of GLB, a provider of instant lottery ticket validation and inventory management systems to all of the China Welfare Lottery provincial jurisdictions, for $28.0 million. For the years ended December 31, 2013, 2012 and 2011, we recorded a loss of $5.7 million (including an impairment of our investment of $6.4 million), and income of $1.7 million and $2.8 million, respectively, representing our share of earnings of GLB.
As a result of our investment review as of December 31, 2013, we determined that our equity interest in Guard Libang was impaired on an other-than-temporary basis due to a decrease in the fair value of the investment. The fair value was determined utilizing a discounted cash flow model and a market approach model. We recorded an impairment of $6.4 million to reduce the historical book value of our investment to the fair value, which impairment is reflected in earnings from equity investments in our Consolidated Statements of Operations and Comprehensive Income. We received no dividends or distributions of capital from GLB during the years ended December 31, 2013, 2012 and 2011, respectively.
RCN
In February 2007, we sold our racing communications business and our 70% equity interest in NASRIN, our data communications business, to RCN in exchange for a 29.4% equity interest in RCN. RCN provides communications services to racing and other companies. For the years ended December 31, 2012 and 2011, we recorded income of $6.4 million and $2.4 million, respectively, representing our share of earnings of RCN. For the year ended December 31, 2013, our investment basis was reduced to zero as dividends were received in excess of our investment basis. In accordance with ASC 323, Investments - Equity Method and Joint Ventures, we temporarily discontinued the application of equity method accounting and recorded $3.2 million of cash dividends received during 2013 as equity income. We received dividends of $3.2 million, $11.7 million and $3.6 million from RCN for the years ended December 31, 2013, 2012 and 2011, respectively. We received no distributions of capital from RCN during the years ended December 31, 2013, 2012 and 2011.
Sciplay
On January 21, 2010, we entered into a joint venture with a subsidiary of Playtech Limited, in which we had a 50% interest in two entities, Sciplay International S.a.r.l. and Sciplay (Luxembourg) S.a.r.l. (collectively “Sciplay”). Sciplay offered internet gaming solutions to lotteries and other gaming operators. In January 2012, we restructured this joint venture and, as part of the restructuring, the Sciplay-related entities became wholly owned subsidiaries of the Company. The impact of this restructuring on our Consolidated Balance Sheet and Consolidated Results of Operations and Comprehensive Income as of and for the years ended December 31, 2013 and 2012 was not material.
Sportech
Following the sale of our Racing Business to Sportech, we owned a 20% equity interest in Sportech, a U.K. company that operates football pools and associated games and provides wagering technology solutions to racetracks and off-track wagering

SCIENTIFIC GAMES CORPORATION AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(table amounts are presented in millions, except per share amounts)

networks. We recorded our equity interest in Sportech on a 90-day lag as allowed under ASC 323, Investments—Equity Method and Joint Ventures. In January 2014, we sold all of our Sportech shares for gross cash proceeds of £27.8 million. The sale had no impact on our Consolidated Balance Sheet or Consolidated Results of Operations for the year ended December 31, 2013. We will record a gain of approximately £9 million on the sale in the first quarter of 2014.
ITL
We formed ITL in 2011 with a subsidiary of Playtech Limited in connection with our license of a back-end technology platform from such entity. ITL acquires gaming machines with funds contributed to it by us and the Playtech subsidiary. We lease gaming machines from ITL and provide them to certain of our customers. The allocation of equity ownership interests in ITL between us and the Playtech subsidiary varies based on the respective capital contributions from each party; however, operating decisions of ITL are made jointly by the parties. Intra-entity profits and losses are eliminated as necessary. For the years ended December 31, 2013, 2012 and 2011, we recorded losses of $16.5 million, $3.8 million and $2.7 million, respectively, attributable to our share of earnings of ITL. We received dividends of $2.4 million from ITL for the year ended December 31, 2013 and $0.0 for the years ended December 31, 2012 and 2011. We received distributions of capital of $2.4 million, $3.8 million and $0.0 from ITL during the years ended December 31, 2013, 2012 and 2011, respectively.
Combined summary financial information
The combined summary financial information as of and for the years ended December 31, 2013, 2012 and 2011 is presented for all equity method investments owned during the respective periods. The audited financial statements of LNS are attached as Exhibit 99.1 to this Annual Report on Form 10-K. We intend to file CSG's unaudited financial statements for the years ended December 31, 2013 and 2012 and its audited financial statements for the year ended December 31, 2011 as well as GLB's unaudited financial statements for the years ended December 31, 2013 and 2012 and its audited financial statements for the year ended December 31, 2011, as exhibits to Form 10-K/A no later than June 30, 2014.

	Years Ended December 31,
	2013 *	2012	2011
Revenue	$901.1	$949.5	$907.7
Revenue less cost of revenue	$398.4	$506.4	$461.7
Net income	$90.4	$111.2	$124.5

	As of December 31,
	2013 *	2012
Current assets	$870.5	$682.3
Non-current assets	$1,500.9	$1,273.9
Current liabilities	$621.9	$496.4
Non-current liabilities	$156.9	$148.5
 * No equity method investments were deemed significant for the year ended December 31, 2013 under applicable SEC rules. This information is included for informational purposes only.
As described in Note 1 (Description of the Business and Summary of Significant Accounting Policies), we assess on a periodic basis whether there are any indicators that the fair value of our equity investments may be impaired. An equity investment is impaired if the estimate of the fair value is less than the carrying value, and such decline in value is deemed to be other than temporary. If an impairment were to occur, the loss would be measured as the excess of the carrying amount over the fair value of the equity investment. No other than temporary impairments were identified for the years ended December 31, 2013, 2012 and 2011 other than the impairment of our equity investment in Guard Libang described above.

SCIENTIFIC GAMES CORPORATION AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(table amounts are presented in millions, except per share amounts)

(12) Other Assets
Other assets consist of the following:

	As of December 31,
	2013	2012
Deferred financing costs	$92.5	$25.5
Deferred tax asset, long-term portion	22.6	6.3
Other assets	11.4	4.5
	$126.5	$36.3
Deferred financing costs arise in connection with our long-term financing and are amortized over the life of the financing agreements. We capitalized $92.1 million, $6.3 million and $14.5 million of deferred financing costs during 2013, 2012 and 2011, respectively, in connection with financing transactions. Amortization of deferred financing costs amounted to $7.8 million, $7.1 million and $7.5 million for the years ended December 31, 2013, 2012 and 2011, respectively. During 2013, we wrote off $5.9 million of unamortized deferred financing fees related to our prior credit agreement. See Note 15 ( Long-Term and Other Debt). During 2012, we wrote off $7.6 million of unamortized deferred financing fees related to the redemption of our 2016 Notes. During 2011, we wrote off $4.2 million of unamortized deferred financing fees related to the August 25, 2011 amendment to our prior credit agreement.
(13) Accrued Liabilities
Accrued liabilities consist of the following:

	As of December 31,
	2013	2012
Compensation and benefits	$48.7	$40.1
Customer advances	2.8	0.4
Deferred revenue	36.3	27.7
Taxes, other than income	19.1	11.0
Accrued licenses	19.5	0.9
Liabilities assumed in business combinations	26.1	2.1
Accrued contract costs	10.2	11.7
Accrued interest	22.8	14.7
Sales incentive	8.2	—
Accrued rent	5.7	2.2
Legal accruals	31.3	2.2
WAP Jackpot	4.6	—
Other	50.5	46.0
	$285.8	$159.0
(14) Leases
At December 31, 2013, we were obligated under operating leases covering office equipment, office and warehouse space, transponders and transportation equipment expiring at various dates. Future minimum lease payments required under our operating leases at December 31, 2013 were approximately as follows:

	2014	2015	2016	2017	2018	Thereafter
Future minimum lease payments	$34.5	$27.7	$21.8	$18.0	$16.1	$31.6
Total rental expense under these operating leases was $23.7 million, $22.0 million and $20.1 million for the years ended December 31, 2013, 2012 and 2011, respectively.

SCIENTIFIC GAMES CORPORATION AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(table amounts are presented in millions, except per share amounts)

Some of our operating leases contain provisions for future rent increases, rent-free periods, or periods in which rent payments are reduced. The total amount of rental payments due over the lease term is being charged to rent expense on the straight-line method over the term of the lease. The difference between rent expense recorded and the amount paid is credited or charged to deferred rent obligation, which is included in other current liabilities and other long-term liabilities in the accompanying Consolidated Balance Sheets.
(15) Long-Term and Other Debt
Outstanding Debt and Capital Leases
The following reflects outstanding debt as of December 31, 2013 and 2012:

	December 31,
	2013	2012
Revolver, varying interest rate, due 2015	$—	$—
Term Loan, varying interest rate, due 2015 (1)	—	559.6
Revolver, varying interest rate, due 2018	—	—
Term Loan, varying interest rate, due 2020 (2)	2,288.8	—
2018 Notes	250.0	250.0
2019 Notes (3)	346.3	345.9
2020 Notes	300.0	300.0
China Loans, varying interest rate	7.4	12.6
Capital lease obligations, 5.0% interest as of December 31, 2013 payable monthly through 2014	0.1	0.1
Total long-term debt outstanding	3,192.6	1,468.2
Less: debt payments due within one year	(30.4)	(16.5)
Long-term debt, net of current installments	$3,162.2	$1,451.7
_______________________________________________________________________________________________________________________

(1)	Total of $559.7 million face value less amortization of a loan discount in the amount of $0.1 million as of December 31, 2012.

(2)	Total of $2,300 million face value less unamortized balance of loan discount in the amount $11.2 million as of December 31, 2013.

(3)	Total of $350.0 million less unamortized balance of a loan discount in the amount of $3.7 million and $4.1 million as of December 31, 2013 and 2012, respectively.
The following reflects debt and capital lease payments due over the next five years and beyond as of December 31, 2013:

SCIENTIFIC GAMES CORPORATION AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(table amounts are presented in millions, except per share amounts)

	As of December 31, 2013
	Total	Within 1 Year	In 2 Years	In 3 Years	In 4 Years	In 5 Years	After 5 Years
Revolver	$—	$—	$—	$—	$—	$—	$—
Term Loan	2,300.0	23.0	23.0	23.0	23.0	23.0	2,185.0
2018 Notes	250.0	—	—	—	—	250.0	—
2019 Notes	350.0	—	—	—	—	—	350.0
2020 Notes	300.0	—	—	—	—	—	300.0
China Loans	7.4	7.4	—	—	—	—	—
Capital Leases	0.1	—	0.1	—	—	—	—
Total	$3,207.5	$30.4	$23.1	$23.0	$23.0	$273.0	$2,835.0
Unamortized discount	(14.9)
	$3,192.6
Credit Facilities
In connection with the WMS acquisition, the Company and certain of its subsidiaries entered into a credit agreement dated as of October 18, 2013, by and among SGI, as the borrower, the Company, as a guarantor, and Bank of America, NA. as administrative agent, the lenders and other agents party thereto providing for senior secured credit facilities in an aggregate principal amount of $2,600 million including a $300.0 million revolving credit facility, which has dollar and multi-currency tranches, and a $2,300 million term loan facility The term loan facility was used, in part, to finance the consideration paid in the WMS acquisition, to pay off all indebtedness under our and WMS's prior credit agreement and to pay related acquisition and financing fees and expenses. Up to $200.0 million of the revolving credit facility is available for issuances of letters of credit. The term loan is scheduled to mature on October 18, 2020 and the revolving credit facility is scheduled to mature on October 18, 2018 (subject to accelerated maturity dates depending on our liquidity at the time our 2018 Notes, 2019 Notes and 2020 Notes become due).
The term loan amortizes in equal quarterly installments in an amount equal to 1.00% per annum of the stated principal amount thereof, with the remaining balance due at final maturity. Interest is payable under the credit facilities at a rate equal to the eurodollar (LIBOR) rate or the base rate, plus an applicable margin, in each case, subject to a eurodollar (LIBOR) rate floor of 1.00% or a base rate floor of 2.00%, as applicable. The applicable margin for the term loan is 3.25% per annum for eurodollar (LIBOR) loans and 2.25% per annum for base rate loans. The initial applicable margin on borrowings under the revolving credit facility is 3.00% per annum and may be reduced by 0.25% or 0.50% based on step-downs tied to our first lien net leverage ratio.
SGI is required to pay commitment fees to revolving lenders on the actual daily unused portion of the revolving commitments at a rate of 0.50% per annum through maturity, subject to a step-down to 0.375% based upon certain first lien net leverage ratios. The credit facilities are guaranteed by the Company and each of the Company’s direct and indirect wholly owned domestic subsidiaries, subject to certain customary exceptions. SGI may voluntarily prepay all or any portion of outstanding amounts under the credit facilities at any time, in whole or in part, without premium or penalty, subject to (1) redeployment costs in the case of a prepayment of eurocurrency loans under the revolving credit facility other than on the last day of the relevant interest period and (2) a 1.00% prepayment premium on any prepaid term loans in the first six months after the closing date of the credit facilities in connection with a repricing transaction.
The credit facilities contain customary mandatory prepayment provisions, subject to certain exceptions and reinvestment rights. The credit facilities contain certain negative covenants that, among other things and subject to certain exceptions, restrict the Company's and its restricted subsidiaries' ability to incur additional debt or guarantees, grant liens on assets, acquisitions or for other investments, dispose of assets, make optional payments or modify certain debt instruments, pay dividends or other payments on capital stock, consolidate or merge, enter into arrangements that restrict the ability to pay dividends, transfer assets or grant liens, enter into sale and leaseback transactions, enter into or consummate transactions with affiliates, or change fiscal year. In addition, the credit facilities require the maintenance of a maximum first lien net leverage ratio on a quarterly basis if at any time the aggregate amount of loans under the revolving credit facility and obligations in respect of specified letters of credit equals or exceeds 15.00% of all commitments under the revolving credit facility.

SCIENTIFIC GAMES CORPORATION AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(table amounts are presented in millions, except per share amounts)

The credit facilities contain customary events of default (subject to customary grace periods and materiality thresholds). Upon the occurrence of certain events of default, the obligations under the credit facilities may be accelerated and the commitments may be terminated.
We were in compliance with our covenants under our new credit agreement as of December 31, 2013.
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
As of December 31, 2013, we incurred $92.1 million of deferred financing costs related to our new credit facilities, which are included in other assets on our Consolidated Balance Sheet as of December 31, 2013. See Note 12 (Other Assets). We recorded a loss on the early extinguishment of debt under our prior credit agreement of $5.9 million in the fourth quarter of 2013. No early termination penalties were incurred by the Company or SGI in connection with the termination of our prior credit agreement.
2018 Notes
The 2018 Notes issued by the Company bear interest at the rate of 8.125% per annum, which is payable semiannually in arrears on March 15 and September 15 of each year. The 2018 Notes mature on September 15, 2018, unless earlier redeemed or repurchased by the Company, and are subject to the terms and conditions set forth in the indenture governing the 2018 Notes dated as of September 22, 2010 (the "2018 Notes Indenture").
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
For additional information regarding the terms of the 2018 Notes, please see the full text of the 2018 Notes Indenture, a copy of which is attached as Exhibit 4.1 to our Current Report on Form 8-K filed with the SEC on September 23, 2010.
2019 Notes
The 2019 Notes issued by SGI bear interest at the rate of 9.25% per annum, which is payable semiannually in arrears on June 15 and December 15 of each year. The 2019 Notes mature on June 15, 2019, unless earlier redeemed or repurchased, and are subject to the terms and conditions set forth in the indenture governing the 2019 Notes dated as of May 21, 2009 (the "2019 Notes Indenture").

SCIENTIFIC GAMES CORPORATION AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(table amounts are presented in millions, except per share amounts)

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
For additional information regarding the terms of the 2019 Notes, please see the full text of the 2018 Notes Indenture, a copy of which is attached as Exhibit 4.1 to our Current Report on Form 8-K filed with the SEC on May 27, 2009.
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
The 2020 Notes bear interest at the rate of 6.250% per annum, which is payable semiannually in arrears on March 1 and September 1 of each year. The 2020 Notes mature on September 1, 2020, unless earlier redeemed or repurchased, and are subject to the terms and conditions set forth in the 2020 Notes Indenture. In connection with the issuance of the 2020 Notes, the Company capitalized financing costs of $6.2 million.
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

SCIENTIFIC GAMES CORPORATION AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(table amounts are presented in millions, except per share amounts)

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
For additional information regarding the terms of the 2020 Notes, please see the full text of the 2020 Notes Indenture, a copy of which is attached as Exhibit 4.1 to our Current Report on Form 8-K filed with the SEC on August 21, 2012.
Other Debt
In April 2013, we repaid with cash on hand RMB 50.0 million in aggregate principal of a China Loan and the lender returned a $6.5 million letter of credit previously issued to support this debt.
(16) Fair Value Measurements
Fair value is defined as the exchange price that would be received for an asset or paid to transfer a liability (an exit price) in the principal or most advantageous market for the asset and liability in an orderly transaction between market participants at the measurement date. The Company estimates the fair value of its assets and liabilities utilizing an established three-level hierarchy. The hierarchy is based upon the transparency of inputs to the valuation of an asset or liability as of the measurement date as follows:
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
Level 3.    Unobservable inputs to the valuation methodology that are significant to the measurement of the fair value of assets or liabilities. Level 3 inputs also include non-binding market consensus prices or non-binding broker quotes that are unable to be corroborated with observable market data.
The fair value of our financial assets and liabilities is determined by reference to market data and other valuation techniques as appropriate. We believe the fair value of our financial instruments, which are principally cash and cash equivalents, accounts receivable, other current assets, accounts payable and accrued liabilities, approximates their recorded values. Our assets and liabilities measured at fair value on a recurring basis are described below:
Interest rate swap contracts
In August 2013, we entered into forward starting interest rate swap contracts with an aggregate notional value of $500.0 million. In October 2013, we entered into additional forward starting interest rate swap contracts with an aggregate notional value of $200.0 million. These hedges become effective in April 2015 and mature in January 2018. We entered into the forward starting interest rate swap contracts, which are designated as cash flow hedges of the future interest payment transactions in accordance with ASC 815, Derivatives and Hedging, in order to eliminate the variability of cash flows attributable to the LIBOR component of interest expense to be paid on our variable-rate debt. Under these hedges, we will pay interest on the notional amount of debt at a weighted average fixed rate of 2.151% and receive interest on the notional amount at the greater of 1% or the then prevailing three-month LIBOR rate beginning April 2015.
These hedges are highly effective in offsetting changes in our future expected cash flows due to fluctuation in the three-month LIBOR rate associated with the notional amount of our variable-rate debt. The effectiveness of these hedges is measured quarterly on a retrospective basis by comparing the cumulative change in the hedging instrument's fair value to the change in the hedged transaction's fair value. To the extent these hedges have no ineffectiveness, all gains and losses from these

SCIENTIFIC GAMES CORPORATION AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(table amounts are presented in millions, except per share amounts)

hedges are recorded in other comprehensive income (loss) until the future underlying interest payment transactions occur. Any realized gains or losses resulting from the hedges will be recognized (together with the hedged transaction) as interest expense within our Consolidated Statements of Operations and Comprehensive Income beginning in in June 2015. For the year ended December 31, 2013, we recorded a loss, net of tax, representing the change in fair value associated with these hedges of $1.0 million in other comprehensive income (loss) in our Consolidated Statements of Operations and Comprehensive Income. The fair value of these hedges as of December 31, 2013 is $0.4 million recorded in other assets and $1.9 million recorded in other long-term liabilities in our Consolidated Balance Sheets.
Interest rate swaption contract
On January 30, 2014, we entered into a swaption contract with an aggregate notional value of $150.0 million. The swaption gives us the right, but not the obligation, to enter into a swap in which we would pay a fixed rate of 2.151% and receive interest on the notional amount of a floating LIBOR rate. We paid a premium of $0.9 million at the time we entered into the swaption and have no additional payment obligations. We elected to have the swaption settle for cash on its expiration date in April 2015. The cash settlement value depends on the extent to which prevailing LIBOR swap rates exceed the fixed rate on the swaption. To the extent the prevailing swap rate on the expiration date exceeds the swaption rate, a payment would be due to us which would effectively reduce our future interest costs. To the extent the prevailing swap rate is at or below the swaption rate we would not exercise the swaption and it would expire with no further cash payment from either party.
We have determined the swaption will be highly effective in offsetting our exposure to the variability of the three-month LIBOR rate associated with our variable rate debt. The effectiveness of the swaption is measured quarterly on a retrospective basis by comparing the cumulative change in the hedging instrument's fair value to the change in the underlying hedged transaction's fair value.
In accordance with ASC 815, Derivatives and Hedging, we have designated the intrinsic value associated with the swaption contract as a qualifying hedge. We have elected to exclude the time value, inclusive of premium paid, from our qualifying hedging relationship. As a result, the time value of the contract will be amortized over the period of the contract and recognized as interest expense within our Consolidated Statements of Operations and Comprehensive Income. We will defer all gains and losses associated with the intrinsic value of the contract in other comprehensive income (loss) until its expiration date. Realized gain, if any, owed by the counterparty at expiration will be recognized as a reduction to interest expense within our Consolidated Statements of Operations and Comprehensive Income by applying the effective interest method for the applicable periods
Foreign currency forward contracts
During 2012, we entered into foreign currency forward contracts for the sale of Euros for U.S. dollars at a weighted average rate of 1.319 to hedge a portion of the net investment in one of our subsidiaries that is denominated in Euros. Some of these foreign currency forward contracts settled in 2012. In May 2013, we settled the remaining €20.0 million in aggregate notional amount of the foreign currency forward contracts, which had a weighted average rate of 1.269%.
We designated the forward contracts as qualified hedges in accordance with ASC 815, Derivatives and Hedging. Gains and losses from the foreign currency forward contracts are recorded in other comprehensive income (loss) on our Consolidated Balance Sheets until the investment is liquidated. As of December 31, 2013, we recorded a loss net of tax associated with the forward contracts of $1.1 million in other comprehensive income (loss) on our Consolidated Statements of Operations and Comprehensive Income.
Other
In accordance with ASC 323, Investments - Equity Method and Joint Ventures, we record our share of a derivative instrument held by LNS, an entity in which we have a 20% equity investment. Changes in the fair value of the derivative instrument are recorded by LNS within other comprehensive income on LNS's statement of comprehensive income. As of December 31, 2013, we recorded a loss associated with our share of this derivative instrument of $0.1 million in other comprehensive income (loss) on our Consolidated Statements of Operations and Comprehensive Income and in equity investments on our Consolidated Balance Sheet.
Notes Receivable
The fair value of notes receivable is estimated by discounting expected future cash flows using current interest rates at which similar loans would be made to borrowers with similar credit ratings and remaining maturities. At December 31, 2013 and 2012, the fair value of the notes receivable, net, approximated the carrying value.

SCIENTIFIC GAMES CORPORATION AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(table amounts are presented in millions, except per share amounts)

Debt
We believe that the fair value of our fixed interest rate debt approximated $963 million and $987 million as of December 31, 2013 and 2012, respectively, based on quoted market prices for our securities. We believe that the fair value of our variable interest rate debt approximated $2,311.5 million as of December 31, 2013, based on quoted market prices for our securities. We believe that the fair value of our variable interest rate debt as of December 31, 2012 approximated its carrying value, based on quoted market prices for our securities.
Assets and Liabilities Measured at Fair Value on a Non-recurring Basis
The following are the classes of assets and liabilities measured at fair value on a non-recurring basis at December 31, 2013:

	Level 1	Level 2	Level 3	Total at December 31, 2013	Total Loss	Valuation Technique	Weighted-Average Discount Rate

Property and Equipment	$—	$—	$10.0	$7.5	$(2.5)	Discounted Cash Flow	9%

Equity Investment in GLB	$—	$—	$38.3	$31.9	$(6.4)	Discounted Cash Flow/Market Approach	10%
In accordance with ASC 360, Property, Plant, and Equipment, machinery, equipment and deferred installation costs with a carrying amount of $10.0 million were written down to a fair value of $7.5 million, resulting in an impairment charge of $2.5 million, which is included in depreciation and amortization expense in our Consolidated Statements of Operations and Comprehensive Income for the year ended December 31, 2013.
During the fourth quarter of 2013, we concluded that indicators of potential impairment were present related to our investment in GLB based on continued declines in the operating performance and future projections of its business. To measure the recoverability of the investment, we estimated the fair value of the investment using both a discounted cash flow analysis and a market approach. Based on our valuation, we determined the decline in fair value of our investment in GLB to be other than temporary and that the carrying value of the investment in GLB exceeded its fair value by $6.4 million. We recorded an impairment charge of $6.4 million in the fourth quarter of 2013, which is reflected in earnings from equity investments in our Consolidated Statements of Operations and Comprehensive Income.
There were no other assets or liabilities that were measured at fair value on a non-recurring basis as of December 31, 2013.
(17) Stockholders' Equity (all share amounts in thousands)
The following sets forth the change in the number of shares of Class A common stock outstanding during the fiscal years ended December 31, 2013 and 2012:

	December 31,
	2013	2012
Shares outstanding as of beginning of period	84,395	92,433
Shares issued as part of equity-based compensation plans and the ESPP, net of shares surrendered	1,121	1,119
Shares repurchased into treasury stock	(276)	(9,157)
Shares outstanding as of end of period	85,240	84,395
Treasury Stock

SCIENTIFIC GAMES CORPORATION AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(table amounts are presented in millions, except per share amounts)

On December 5, 2013, our board of directors approved an extension of our existing stock repurchase program to December 31, 2014. The program, originally announced in May 2010, was due to expire on December 31, 2013. Under the program, we are authorized to repurchase, from time to time through open market purchases or otherwise, shares of our outstanding common stock in an aggregate amount up to $200.0 million. During 2013, we repurchased approximately 50 shares at an aggregate cost of $0.8 million. As of December 31, 2013, we had $104.5 million available for potential repurchases under the program. Purchases made during 2013 were funded by cash flows from operations, borrowings, or a combination thereof.
During the first quarter of 2014, we purchased 2,000 shares at an aggregate cost of $29.5 million. We have $75.0 million available for potential repurchases under the program as of the date of this Annual Report on Form 10-K.
During 2012, we repurchased 9,157 shares at an aggregate cost of $68.5 million. As of December 31, 2012, we had $105.2 million available for potential repurchases under the program. Purchases made during 2012 were funded by cash flows from operations, borrowings, or a combination thereof.
(18) Stock-Based and Other Incentive Compensation (all share amounts in thousands)
We offer stock-based compensation through the use of stock options and RSUs. We also offer an ESPP.
We grant stock options to employees and directors under our equity-based compensation plans with exercise prices that are not less than the fair market value of our common stock on the date of grant. The terms of the stock option and RSU awards, including the vesting schedule of such awards, are determined at our discretion subject to the terms of the applicable equity-based compensation plan. Options granted over the last several years have generally become exercisable in four or five equal installments beginning on the first anniversary of the date of grant with a maximum term of ten years or when certain performance targets are determined to have been met. RSUs typically vest in four or five equal installments beginning on the first anniversary of the date of grant or when certain performance targets are determined to have been met. There are 13,500 shares of common stock authorized for awards under the 2003 Plan plus available shares from a pre-existing equity-based compensation plan, which plans were approved by our stockholders. In connection with the WMS acquisition, we assumed the 2013 Plan and the outstanding awards under such plan. At the time of the assumption, there were 5,627 shares available for future issuance under the 2013 Plan, excluding shares available under outstanding awards. We record compensation cost for all stock options and RSUs based on the fair value at the grant date.
Our ESPP allows for a total of up to 1,000 shares of Class A common stock to be purchased by eligible employees under offerings made each January 1 and July 1. Employees participate through payroll deductions up to a maximum of 15% of eligible compensation. The term of each offering period is six months and shares are purchased on the last day of the offering period at a 15% discount to the stock's market value. For offering periods in 2013, 2012 and 2011, we issued a total of 58, 85 and 72 shares, respectively, of common stock at an average price of $11.62, $7.32 and $8.50 per share, respectively. As of December 31, 2013, we had approximately 299 shares of the 1,000 authorized shares of common stock available to be granted under the ESPP.
The Company may grant certain awards the vesting of which is contingent upon the Company achieving certain performance targets. Upon determining that the performance target is probable, the fair value of the award is recognized over the service period, subject to potential adjustment.
In connection with A. Lorne Weil becoming our chief executive officer in 2010, the Company awarded to Mr. Weil performance-conditioned awards consisting of 1,000 stock options with an exercise price of $8.06 per share (representing the market value of our common stock on the date of grant) and 1,000 RSUs, which awards had a five-year vesting schedule, with 20% of such options and RSUs scheduled to vest each year if specified performance targets are met (subject to certain "carryover" vesting provisions as described in the employment agreement amendment), (such performance-conditioned stock options and RSUs, the "performance-conditioned equity awards"). In November 2013, David L. Kennedy succeeded Mr. Weil  as our chief executive officer.  In connection with Mr. Weil's separation from the Company, as contemplated by his employment agreement, all unvested stock options and RSUs then held by Mr. Weil vested, other than the performance-conditioned equity awards, which were forfeited. During the fourth quarter of 2013, we recorded $4.6 million of stock-based compensation expense associated with the vesting of the equity awards and reversed $5.6 million of previously recorded stock-based compensation expense as a result of the forfeiture of the performance-conditioned equity awards.  In January 2014, all of Mr. Weil's exercisable options were cancelled in exchange for a cash payment to Mr. Weil of $8.2 million, net of withholding taxes, representing the value of such stock options based on the closing price of the Company's common stock on the date of cancellation.

SCIENTIFIC GAMES CORPORATION AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(table amounts are presented in millions, except per share amounts)

On February 22, 2012, the Company granted approximately 494 RSUs to certain executives, which awards have a four-year vesting schedule, with 25% scheduled to vest each year if specified performance targets are met (subject to certain "carryover" vesting provisions. Delivery of shares in respect of any vested performance-vesting RSUs will occur on March 15, 2016. The performance-conditioned stock options will expire, and the performance-conditioned RSUs will be forfeited, on March 15, 2016 to the extent that such awards remain unvested on such date. Any performance-conditioned stock options that have vested by March 15, 2016 will expire ten years from the date of grant. The performance-conditioned RSUs will be forfeited on March 15, 2016 to the extent that such awards remain unvested on such date. See "Management Discussion and Analysis of Financial Condition and Results of Operations—Critical Accounting Estimates—Performance-based compensation" in Item 7 of this Annual Report on Form 10-K for a discussion regarding the expensing of these performance-condition RSUs.
As of December 31, 2013, we had approximately 1,556 shares available for grants of equity awards to our employees (including WMS employees) under our equity-based compensation plans (excluding 299 shares available under our ESPP) and an additional 4,959 shares available for grants of equity awards to WMS employees only under the 2013 Plan.
Under the share counting rules of the 2003 Plan, awards may be outstanding relating to a greater number of shares than the aggregate remaining available under our 2003 Plan so long as awards will not result in delivery and vesting of shares in excess of the number then available under the plan.  Shares available for future issuance do not include shares expected to be withheld in connection with outstanding awards to satisfy tax withholding obligations, which may be deemed to be available for awards under the 2003 Plan as permitted under the applicable share counting rules.
Stock Options
A summary of the changes in stock options outstanding under our equity-based compensation plans during 2013 is presented below:

	Number of Options	Weighted Average Remaining Contract Term (Years)	Weighted Average Exercise Price	Aggregate Intrinsic Value
Options outstanding as of December 31, 2012	3,461	7.8	$9.34	$0.7
Granted	235		$17.73	—
Exercised	(113)		$9.87	$0.6
Cancelled	(952)		$8.25	—
Options outstanding as of December 31, 2013	2,631	4.2	$10.46	$17.8
Options exercisable as of December 31, 2013	1,261	3.4	$10.31	$9.0
Options expected to vest after December 31, 2013	1,371	5.0	$10.60	$8.8
The weighted-average grant date fair value of options granted during 2013, 2012 and 2011 was $10.16, $4.65 and $4.10, respectively. The aggregate intrinsic value of the options exercised during the years ended December 31, 2012 and 2011 was approximately $0.5 million and $0.3 million, respectively.
The fair value of each option grant is estimated on the date of grant using the Black-Scholes option pricing model. The weighted-average assumptions used in the model are outlined in the following table:

	2013	2012	2011
Assumptions:
Expected volatility	60%	56%	52%
Risk-free interest rate	2.2%	1.3%	1.9%
Dividend yield	—	—	—
Expected life (in years)	6	6	6
The computation of the expected volatility is based on historical daily stock prices over a period commensurate with the expected life of the option. Expected life is based on annual historical employee exercise behavior of option grants with similar

SCIENTIFIC GAMES CORPORATION AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(table amounts are presented in millions, except per share amounts)

vesting periods and option expiration data. The risk-free interest rate is based on the yield of zero-coupon U.S. Treasury securities of comparable terms. We do not anticipate paying dividends in the foreseeable future.
For the years ended December 31, 2013, 2012 and 2011, we recognized stock-based compensation expense of $2.0 million, $4.3 million and $6.3 million, respectively, and the related tax benefit of $0.7 million, $1.7 million and $2.4 million, respectively, related to the vesting of stock options, prior to consideration of any valuation allowance recorded against the tax benefit. At December 31, 2013, we had $3.7 million of unrecognized stock-based compensation expense relating to unvested stock options that will be amortized over a weighted-average period of approximately two years. During the year ended December 31, 2013, we received $1.1 million in cash from the exercise of stock options. The actual tax benefit realized for the tax deductions from the exercise of stock options totaled $0.2 million for the year ended December 31, 2013, prior to consideration of any valuation allowance recorded against the tax benefit.

Restricted Stock Units
A summary of the changes in RSUs outstanding under our equity-based compensation plans during 2013 is presented below:

	Number of Restricted Stock Units	Weighted Average Grant Date Fair Value
Unvested RSUs as of December 31, 2012	4,815	$10.53
Granted	2,723	$12.49
Vested	(1,115)	$12.61
Cancelled	(1,211)	$9.13
Unvested RSUs as of December 31, 2013	5,212	$11.93
The weighted-average grant date fair value of RSUs granted during 2012 and 2011 was $12.23 and $8.52, respectively. The fair value of each RSU grant is based on the market value of our common stock at the time of grant. During the years ended December 31, 2013, 2012 and 2011, we recognized stock-based compensation expense of $19.7 million, $19.7 million and $15.2 million, respectively, and the related tax benefits of $7.2 million, $7.4 million and $5.7 million, respectively, related to the vesting of RSUs, prior to consideration of any valuation allowance recorded against the tax benefit. At December 31, 2013, we had $40.5 million of unrecognized stock-based compensation relating to unvested RSUs that will be amortized over a weighted-average period of approximately two years. The fair value at vesting date of RSUs vested during the years ended December 31, 2013, 2012 and 2011 was $11.0 million, $14.3 million and $8.6 million, respectively.
Other Incentive Compensation

In December 2010, the Company adopted a performance-based incentive compensation plan relating to our Asia-Pacific business. The purpose of the Asia-Pacific Plan is to provide an equitable and competitive compensation opportunity to certain key employees and consultants of the Company who are involved in the Company's Asia-Pacific Business and to promote the creation of long-term value for our stockholders by directly linking Asia-Pacific Plan participants' compensation under the plan to the appreciation in value of such business. Each participant will be eligible to receive a cash payment following the end of 2014 equal to a pre-determined share of an Asia-Pacific Business incentive compensation pool. The incentive compensation pool will equal a certain percentage of the growth in the value of the Asia-Pacific Business over four years, calculated in the manner provided under the Asia-Pacific Plan and subject to a cap of (1) $35.0 million, in the event an Asia-Pacific Business liquidity event does not occur by December 31, 2014 or (2) $50.0 million, in the event an Asia-Pacific Business liquidity event occurs by December 31, 2014. An "Asia-Pacific Business liquidity event" means an initial public offering of at least 20% of the Asia-Pacific Business or a strategic investment by a third-party to acquire at least 20% of the Asia-Pacific Business, in each case, that is approved by the Company. Our accrual recorded in other long-term liabilities related to the Asia-Pacific Plan was $1.9 million as of December 31, 2013 and 2012.
(19) Pension and Other Post-Retirement Plans

SCIENTIFIC GAMES CORPORATION AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(table amounts are presented in millions, except per share amounts)

We have defined benefit pension plans for our U.K.-based union employees (the "U.K. Plan") and certain Canadian-based employees (the "Canadian Plan"). Retirement benefits under the U.K. Plan are generally based on an employee's average compensation over the two years preceding retirement. Retirement benefits under the Canadian Plan are generally based on the number of years of credited service. Our policy is to fund the minimum contribution permissible by the applicable authorities. We estimate that $2.1 million will be contributed to the pension plans in fiscal year 2014.
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
The following table sets forth the combined funded status of the pension plans and their reconciliation with the related amounts recognized in our Consolidated Financial Statements at our December 31 measurement dates:

	December 31,
	2013	2012
Change in benefit obligation:
Benefit obligation at beginning of year	$105.9	$91.3
Service cost	2.5	2.1
Interest cost	4.7	4.7
Prior Service Cost	—	(2.5)
Participant contributions	1.2	1.2
Curtailments	0.2	—
Actuarial (gain) loss	3.5	8.1
Benefits paid	(2.8)	(2.5)
Settlement payments	—	—
Other, principally foreign exchange	(1.9)	3.5
Benefit obligation at end of year	$113.3	$105.9
Change in plan assets:
Fair value of plan assets at beginning of year	$88.0	$73.2
Business sale	—	—
Actual gain (loss) on plan assets	14.9	9.7
Employer contributions	3.3	3.6
Participant contributions	1.2	1.2
Benefits paid	(2.8)	(2.5)
Settlement payments	—	—
Other, principally foreign exchange	(1.3)	2.8
Fair value of assets at end of year	$103.3	$88.0
Amounts recognized in the consolidated balance sheets:
Funded status (current)	$—	$—
Funded status (non-current)	(10.0)	(17.9)
Accumulated other comprehensive income (pre-tax):	—	—
Unrecognized actuarial loss	12.6	19.9
Unrecognized prior service cost	(3.0)	(3.4)
Net amount recognized	$(0.4)	$(1.4)

SCIENTIFIC GAMES CORPORATION AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(table amounts are presented in millions, except per share amounts)

The following are the components of our net periodic pension cost:

	December 31,
	2013	2012	2011
Components of net periodic pension benefit cost:
Service cost	$2.5	$2.1	$2.1
Interest cost	4.7	4.7	4.5
Expected return on plan assets	(5.5)	(5.2)	(5.2)
Amortization of actuarial gains/losses	1.0	0.8	0.4
Curtailments	0.1	—	—
Amortization of unrecognized prior service cost	(0.3)	(0.2)	—
Net periodic cost	$2.5	$2.2	$1.8
The accumulated benefit obligation for all defined benefit pension plans was $112.4 million and $102.1 million as of December 31, 2013 and 2012, respectively. The underfunded status of our defined benefit pension plans recorded as a liability in our Consolidated Balance Sheets as of December 31, 2013 and 2012 was $10.0 million and $17.9 million, respectively.
The amounts included in accumulated other comprehensive income as of December 31, 2013 expected to be recognized as components of net periodic pension cost during the fiscal year ending December 31, 2014 are as follows:

Net (gain) or loss	$0.7
Net prior service cost	(0.3)
Net amount expected to be recognized	$0.4
The U.K. Plan
In the third quarter of 2012, we remeasured the U.K. Plan valuation as a result of a plan amendment, which resulted in a decrease to our pension benefit obligation of $5.8 million. As a result of the amendment, the U.K. Plan is closed to new participants and pensionable earnings used to calculate retirement benefits are limited to a 2% annual increase while the plan is less than 100% funded.
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
The fair value of our U.K. Plan assets at December 31, 2013 by asset category is as follows:

SCIENTIFIC GAMES CORPORATION AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(table amounts are presented in millions, except per share amounts)

Asset Category	Market Value at 12/31/2013	Quoted Prices in Active Markets for Identical Assets (Level 1)	Significant Observable Inputs (Level 2)	Significant Unobservable Inputs (Level 3)
Equity securities in U.K. companies (a)	$16.0	$—	$16.0	$—
Equity securities in non-U.K. companies (a)	9.6	—	9.6	—
Global Return Fund (a)	19.4	—	19.4	—
Corporate bonds (a)	5.4	—	5.4	—
Real estate	11.8	—	—	11.8
Cash (b)	0.4	0.4	—	—
Total pension assets	$62.6	$0.4	$50.4	$11.8
_______________________________________________________________________________

(a)	The assets are invested through managed funds that are valued using inputs derived principally from quoted prices in active markets for the underlying assets in the fund.

(b)	The fair value of cash equals its book value.

The change in fair value of the pension assets valued using significant unobservable inputs (Level 3) was due to the following:

General Account
Beginning balance at December 31, 2012	$10.4
Purchases	0.1
Unrealized gain on asset still held at December 31, 2013	1.3

Ending balance at December 31, 2013	$11.8

The fair value of our U.K. Plan assets at December 31, 2012 by asset category is as follows:

Asset Category	Market Value at 12/31/2012	Quoted Prices in Active Markets for Identical Assets (Level 1)	Significant Observable Inputs (Level 2)	Significant Unobservable Inputs (Level 3)
Equity securities in U.K. companies (a)	$10.9	$—	$10.9	$—
Equity securities in non-U.K. companies (a)	7.5	—	7.5	—
Global Return Fund (a)	17.7	—	17.7	—
Corporate bonds (a)	5.2	—	5.2	—
Real estate	10.4	—	—	10.4
Cash (b)	0.4	0.4	—	—
Total pension assets	$52.1	$0.4	$41.3	$10.4
_______________________________________________________________________________

(a)	The assets are invested through managed funds that are valued using inputs derived principally from quoted prices in active markets for the underlying assets in the fund.

(b)	The fair value of cash equals its book value.

SCIENTIFIC GAMES CORPORATION AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(table amounts are presented in millions, except per share amounts)

The change in fair value of the pension assets valued using significant unobservable inputs (Level 3) was due to the following:

General Account
Beginning balance at December 31, 2011	$9.3
Purchases	0.2
Unrealized gain on asset still held at December 31, 2012	0.9

Ending balance at December 31, 2012	$10.4
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

The fair value of our Canadian Plan assets at December 31, 2013 by asset category is as follows:

Asset Category	Market Value at 12/31/2013	Quoted Prices in Active Markets for Identical Assets (Level 1)	Significant Observable Inputs (Level 2)	Significant Unobservable Inputs (Level 3)
Equity securities in Canadian companies (a)	$8.0	$8.0	$—	$—
Equity securities in non-Canadian companies (a)	18.2	18.2	—	—
Government bonds	5.8	—	5.8	—
Corporate bonds	8.0	—	8.0	—
Corporate bonds in non-Canadian companies	—	—	—	—
Other short-term investment (b)	0.6	0.6	—
Cash and cash equivalents (c)	0.2	0.2	—	—
Total pension assets	$40.8	$27.0	$13.8	$—
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
The fair value of our Canadian Plan assets at December 31, 2012 by asset category is as follows:

SCIENTIFIC GAMES CORPORATION AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(table amounts are presented in millions, except per share amounts)

Asset Category	Market Value at 12/31/2012	Quoted Prices in Active Markets for Identical Assets (Level 1)	Significant Observable Inputs (Level 2)	Significant Unobservable Inputs (Level 3)
Equity securities in Canadian companies (a)	$6.9	$6.9	$—	$—
Equity securities in non-Canadian companies (a)	15.4	15.4	—	—
Government bonds	5.7	—	5.7	—
Corporate bonds	6.8	—	6.8	—
Corporate bonds in non-Canadian companies	0.1	—	0.1	—
Other short-term investment (b)	0.8	0.8	—	—
Cash and cash equivalents (c)	0.2	0.2	—	—
Total pension assets	$35.9	$23.3	$12.6	$—
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

	U.K. Plan			Canadian Plan
	2013	2012	2011	2013	2012	2011
Discount rates:
Benefit obligation	4.40%	4.50%	4.80%	5.00%	4.50%	5.30%
Net periodic pension cost	4.50%	4.80%	5.40%	4.50%	5.30%	5.50%
Rate of compensation increase	2.00%	2.00%	3.50%	3.00%	3.25%	3.25%
Expected return on assets	6.70%	6.80%	7.50%	6.50%	6.50%	7.00%
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

SCIENTIFIC GAMES CORPORATION AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(table amounts are presented in millions, except per share amounts)

The following benefit payments, which reflect expected future service, as appropriate, are expected to be paid:

Year	U.K. Plan	Canadian Plan
2014	$1.0	$1.4
2015	$1.0	$1.5
2016	$1.0	$1.6
2017	$1.0	$1.7
2018	$1.1	$1.9
2019 - 2023	$5.7	$12.6
U.S. Plan
We have a 401(k) plan for U.S.-based employees. Those employees who participate in our 401(k) plan are eligible to receive matching contributions from us for the first 6% of participant contributions. We match contributions of 37.5 cents on the dollar for the first 6% of contributions for a match of up to 2.25% of eligible compensation. Contribution expense for the years ended December 31, 2013, 2012 and 2011 amounted to $1.8 million , $1.7 million and $1.4 million, respectively. In connection with the WMS acquisition, we assumed their existing 401(k) plan. The plan covers full-time employees of WMS and provides for contributions of up to 4.5% of covered employees’ compensation as defined in the plan. Contribution expense for the 74 days subsequent to the acquisition was $0.2 million.

(20) Accumulated Other Comprehensive (Loss) Income
The accumulated balances for each classification of comprehensive (loss) income are as follows:

	Foreign Currency Items	Unrealized Gains (Losses) on Securities	Derivative Financial Instruments (1)	Unrecognized pension benefit costs, net of taxes (2)	Accumulated Other Comprehensive (Loss) Income
Balance at January 1, 2011	$(8.8)	0.1	(1.5)	(7.3)	(17.5)
Change during period	(11.9)	(0.1)	1.5	(5.0)	(15.5)
Change in LNS derivative financial instrument	—	—	0.4	—	0.4
Reclassified into operations	—	—	—	(0.2)	(0.2)
Balance at December 31, 2011	$(20.7)	—	0.4	(12.5)	(32.8)
Change during period	30.5	—	0.9	(0.8)	30.6
Change in LNS derivative financial instrument	—	—	(0.5)	—	(0.5)
Reclassified into operations	—	—	—	(0.3)	(0.3)
Balance at December 31, 2012	$9.8	—	0.8	(13.6)	(3.0)
Change during period	18.2	—	(2.1)	5.5	21.6
Change in LNS derivative financial instrument	—	—	(0.1)	—	(0.1)
Reclassified into operations	—	—	—	(0.2)	(0.2)
Balance at December 31, 2013	$28.0	—	(1.4)	(8.3)	18.3
_______________________________________________________________________________

(1)
The change during the period is net of income taxes of $(1.0) million, $0.5 million and $(1.0) million in 2013, 2012 and 2011, respectively. We have recorded $0.1 million representing our share of the derivative instrument held by LNS.

(2)	The change during the period is net of income taxes of $(2.0) million, $0.3 million and $(1.6) million in 2013, 2012 and 2011 respectively.
(21) Income Tax Expense
The components of (loss) income from continuing operations before income taxes are as follows:

	Years Ended December 31,
	2013	2012	2011
United States	$(170.3)	$(98.2)	$(86.1)
Foreign	27.0	75.0	98.7
(Loss) income from continuing operations before income tax expense	$(143.3)	$(23.2)	$12.6
The components of income tax (benefit) expense are as follows:

SCIENTIFIC GAMES CORPORATION AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(table amounts are presented in millions, except per share amounts)

	Years Ended December 31,
	2013	2012	2011
Current
U.S. Federal	$—	$(0.1)	$0.5
U.S. State	(0.6)	(0.1)	0.2
Foreign	13.6	16.0	15.9
Total	13.0	15.8	16.6
Deferred
U.S. Federal	(119.1)	3.2	2.0
U.S. State	(9.4)	0.7	0.1
Foreign	(2.2)	1.0	(0.3)
Total	(130.7)	4.9	1.8
Total income tax (benefit) expense	$(117.7)	$20.7	$18.4
The reconciliation of the U.S. federal statutory tax rate to the actual tax rate is as follows:

	Years Ended December 31,
	2013	2012	2011
Statutory U.S. federal income tax rate	35.0%	35.0%	35.0%
U.S. state income taxes, net of federal benefit	6.9%	14.8%	(35.8)%
Federal benefit of R&D and AMT credits, net	0.5%	9.9%	(0.7)%
Foreign earnings at lower rates than U.S. federal rate	(1.4)%	39.7%	(149.6)%
Federal (benefit) expense of U.S. permanent differences	(8.8)%	(116.1)%	66.8%
Federal valuation allowance adjustments	47.7%	(72.7)%	230.8%
Other	2.2%	0.2%	(0.5)%
Effective income tax rate	82.1%	(89.2)%	146.0%
The effective income tax rates for the years ended December 31, 2013 and 2012 were 82.1% and (89.2)% respectively. In 2013, the Company recorded an income tax benefit of $131.1 million related to the net deferred tax liabilities acquired with the WMS acquisition. The income tax benefit was partially offset by income tax related to current-year profits of our foreign operations, the tax impact related to amortization of indefinite lived intangibles and our inability to recognize tax benefits associated with current-year losses in the U.S. After considering the net deferred tax liabilities acquired as a result of the WMS acquisition and the current-year U.S. loss, the Company recorded a partial release of the valuation allowance related to its net U.S. deferred tax assets in the amount of $68.9 million. Our 2013 effective income tax rate on foreign earnings is impacted by the mix of income and the statutory tax rates in our foreign jurisdictions, which range from a low of 0% to a high of 35%. The foreign jurisdictions that had the most impact on our foreign income tax expense (benefit) in 2013 include Austria, Bermuda, Canada, Ireland, Mexico and the U.K.
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

SCIENTIFIC GAMES CORPORATION AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(table amounts are presented in millions, except per share amounts)

	December 31,
	2013	2012
Deferred tax assets:
Inventory valuation	$19.1	$11.5
Reserves and other accrued expenses	34.2	3.7
Compensation not currently deductible	17.1	7.1
Employee pension benefit included in other comprehensive (loss) income	3.3	5.3
Unrealized losses and income from derivative financial instruments included in other comprehensive (loss) income	0.9	0.5
Share based compensation	11.1	10.1
Net operating loss carry forwards	236.6	166.7
Tax credit carry forwards	35.5	32.8
Differences in financial reporting and tax basis for:
Property and Equipment	—	17.1
Valuation allowance	(178.7)	(241.2)
Realizable deferred tax assets	179.1	13.6
Deferred tax liabilities:
Deferred costs and prepaid expenses	(5.1)	(2.8)
Property and Equipment	(34.1)	—
Differences in financial reporting and tax basis for:
Identifiable intangible assets	(220.2)	(61.1)
Total deferred tax liabilities	(259.4)	(63.9)
Net deferred tax liabilities on balance sheet	(80.3)	(50.3)
Reported As:
Current deferred tax assets	35.1	6.8
Non-current deferred tax assets	22.6	6.3
Current deferred tax liabilities	—	(1.1)
Non-current deferred tax liabilities	(138.0)	(62.3)
Net deferred tax liabilities on the balance sheet	$(80.3)	$(50.3)
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
At December 31, 2013, we had net operating loss ("NOL") carry forwards (tax-effected) for federal, state and foreign income tax purposes of $144.1 million, $36.3 million and $56.2 million, respectively. If not utilized, the federal and state tax loss carry forwards will expire through 2033. Certain of our federal NOL carry forwards are limited due to prior-year changes in ownership. The foreign NOL carry forwards can be carried forward for periods that vary from ten years to indefinitely.
We have foreign tax credit carry forwards of $18.2 million which if unutilized will expire through 2023, R&D tax credit carry forwards of $13.1 million which if unutilized will expire through 2033, alternative minimum tax credit carry forwards of $2.1 million which can be carried forward indefinitely and state tax credits of $2.2 million which if unutilized will expire through 2023.
At December 31, 2013 and 2012, we established a valuation allowance of $178.7 million and $241.2 million against the U.S. and foreign deferred tax assets that, in the judgment of management, are more likely than not to expire before they can be utilized. In assessing the recoverability of our deferred tax assets, we analyzed all evidence, both positive and negative. We

SCIENTIFIC GAMES CORPORATION AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(table amounts are presented in millions, except per share amounts)

considered, among other things, our deferred tax liabilities, our historical earnings and losses, projections of future income, and tax-planning strategies available to us in the relevant jurisdiction.
At December 31, 2013 and 2012, we established valuation allowances of $74.7 million and $144.3 million, respectively, against the benefit of U.S. federal deferred tax assets and valuation allowances of $33.8 million and $33.1 million, respectively, against the benefit of state deferred tax assets.
At December 31, 2013 and 2012, we established valuation allowances of $18.2 million and $18.2 million, respectively, against the benefit of the deferred tax assets related to the U.S. foreign tax credit carry forwards.
At December 31, 2013 and 2012, we established valuation allowances of $51.9 million and $45.6 million, respectively, against the benefit of the deferred tax assets related to foreign NOL carry forwards to measure them at their expected realizable value.
The net decrease in the Company's total U.S. and foreign valuation allowances for 2013 was $62.5 million and the net increase for 2012 was $4.9 million, respectively.
Deferred taxes have not been provided on the excess of book basis over tax basis in the shares of certain foreign subsidiaries because these basis differences are not expected to reverse in the foreseeable future and are essentially permanent in duration. Our intention is to continue to reinvest the earnings of our foreign subsidiaries indefinitely. The estimated cumulative amount of earnings from foreign subsidiaries that are treated as permanently invested outside of the U.S. was $260.7 million as of December 31, 2013. We do not believe it is practicable to estimate with reasonable accuracy the hypothetical amount of the unrecognized deferred tax liability on our undistributed foreign earnings given the large number of tax jurisdictions involved and the many factors and assumptions required to estimate the amount of the U.S. federal income tax on the undistributed earnings.
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
The total amount of unrecognized tax benefits as of December 31, 2013 was $8.1 million. Of this amount, $1.9 million, if recognized, would be included in our statement of operations and have an impact on our effective tax rate. The Company does not anticipate a material reduction of its liability for unrecognized tax benefits before December 31, 2014.
We recognize interest accrued for unrecognized tax benefits in interest expense and recognize penalties in income tax expense. The amount recognized for interest and penalties during the years ended December 31, 2013, 2012 and 2011 was not material. We had $0.4 million and $0.4 million for the payment of interest and penalties accrued at December 31, 2013 and 2012, respectively.
We and our subsidiaries file income tax returns in the U.S. federal jurisdiction and various states and foreign jurisdictions. With few exceptions, we are no longer subject to U.S. federal, state and local, or non-U.S. income tax examinations by tax authorities for years before 2010.
The Company had the following activity for unrecognized tax benefits:

	Year Ended December 31,
	2013	2012	2011
Balance at beginning of period	$1.8	$1.9	$1.7
Tax positions related to current year additions	—	—	0.2
Additions for tax positions of prior years	7.2	0.1	0.2
Tax positions related to prior years reductions	(0.8)	—	—
Reductions due to lapse of statute of limitations on tax positions	(0.1)	—	—
Settlements	—	(0.2)	(0.2)
Balance at end of period	$8.1	$1.8	$1.9

SCIENTIFIC GAMES CORPORATION AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(table amounts are presented in millions, except per share amounts)

(22) Litigation
The Company is involved in various legal proceedings, including those discussed below. We record an accrual for legal contingencies when it is both probable that a liability will be incurred and the amount or range of the loss can be reasonably estimated. We evaluate our accruals for legal contingencies at least quarterly and, as appropriate, establish new accruals or adjust existing accruals to reflect (1) the facts and circumstances known to us at the time, including information regarding negotiations, settlements, rulings and other relevant events and developments, (2) the advice and analyses of counsel and (3) the assumptions and judgment of management. Legal costs associated with our legal proceedings are expensed as incurred. As of December 31, 2013, we had accrued aggregate liabilities of $25.9 million for all of our legal matters that were contingencies as of that date.
Substantially all of our legal contingencies are subject to significant uncertainties and, therefore, determining the likelihood of a loss and/or the measurement of any loss involves a series of complex judgments about future events. Consequently, the ultimate outcomes of our legal contingencies could result in losses in excess of amounts we have accrued. Any such losses could have a material adverse impact on our financial statements.
Colombia Litigation
Our subsidiary, SGI, owned a minority interest in Wintech de Colombia S.A., or Wintech (now liquidated), which formerly operated the Colombian national lottery under a contract with Empresa Colombiana de Recursos para la Salud, S.A. (together with its successors, "Ecosalud"), an agency of the Colombian government. The contract provided for a penalty against Wintech, SGI and the other shareholders of Wintech of up to $5.0 million if certain levels of lottery sales were not achieved. In addition, SGI delivered to Ecosalud a $4.0 million surety bond as a further guarantee of performance under the contract. Wintech started the instant lottery in Colombia but, due to difficulties beyond its control, including, among other factors, social and political unrest in Colombia, frequently interrupted telephone service and power outages, and competition from another lottery being operated in a province of Colombia that we believe was in violation of Wintech's exclusive license from Ecosalud, the projected sales level was not met for the year ended June 30, 1993.
In 1993, Ecosalud issued a resolution declaring that the contract was in default. In 1994, Ecosalud issued a liquidation resolution asserting claims for compensation and damages against Wintech, SGI and other shareholders of Wintech for, among other things, realization of the full amount of the penalty, plus interest, and the amount of the bond. SGI filed separate actions opposing each resolution with the Tribunal Contencioso of Cundinamarca in Colombia (the "Tribunal"), which upheld both resolutions. SGI appealed each decision to the Council of State. In May 2012, the Council of State upheld the contract default resolution, which decision was notified to us in August 2012. In October 2013, the Council of State upheld the liquidation resolution, which decision was notified to us in December 2013.
In July 1996, Ecosalud filed a lawsuit against SGI in the U.S. District Court for the Northern District of Georgia asserting many of the same claims asserted in the Colombia proceedings, including breach of contract, and seeking damages. In March 1997, the District Court dismissed Ecosalud’s claims. Ecosalud appealed the decision to the U.S. Court of Appeals for the Eleventh Circuit. The Court of Appeals affirmed the District Court’s decision in 1998.
In June 1999, Ecosalud filed a collection proceeding against SGI to enforce the liquidation resolution and recover the claimed damages. In May 2013, the Tribunal denied SGI's merit defenses to the collection proceeding and issued an order of payment of approximately 90 billion Colombian pesos (approximately $50 million) plus default interest (potentially accrued since 1994). SGI has filed an appeal to the Council of State, which appeal has stayed the payment order.
SGI believes it has various defenses, including on the merits, against Ecosalud's claims. Although we believe these claims will not result in a material adverse effect on our consolidated financial position or results of operations, it is not feasible to predict the final outcome, and there can be no assurance that these claims will not ultimately be resolved adversely to us or result in material liability.
SNAI Litigation
In April 2012, certain VLTs operated by SNAI S.p.a. ("SNAI") in Italy and supplied by Barcrest erroneously printed what appeared to be winning jackpot and other tickets with a face amount in excess of €400.0 million. SNAI has stated, and system data confirms, that no jackpots were actually won on that day. The terminals have been deactivated by the Italian regulatory authority. Following the incident, we understand that the Italian regulatory authority revoked the certification of the version of the gaming system that Barcrest provided to SNAI and fined SNAI €1.5 million, but determined to not revoke SNAI's concession to operate video lottery terminals in Italy.

SCIENTIFIC GAMES CORPORATION AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(table amounts are presented in millions, except per share amounts)

In October 2012, SNAI filed a lawsuit in the Court of First Instance of Rome in Italy against Barcrest and Global Draw, our subsidiary which acquired Barcrest from IGT-UK Group Limited, a subsidiary of IGT, claiming liability based on breach of contract and tort. The lawsuit seeks to terminate SNAI's agreement with Barcrest and damages arising from the deactivation of the terminals, including among other things, lost profits, expenses and costs, potential awards to players who have sought to enforce what appeared to be winning jackpot and other tickets, compensation sought by managers of the gaming locations where SNAI VLTs supplied by Barcrest were installed, damages to commercial reputation and any future damages arising from SNAI's potential loss of its concession or inability to obtain a new concession. In June 2013, Barcrest and Global Draw filed a counterclaim based on SNAI's alleged breach of contract.
In September 2013, Global Draw brought an action against IGT-UK Group Limited and IGT in the High Court of Justice (Commercial Court) in London, England seeking relief under the indemnification and warranty provisions contained in the agreement pursuant to which Barcrest was acquired from IGT-UK Group, including in connection with the April 2012 incident and a number of ancillary matters. In November 2013, IGT-UK Group Limited Barcrest filed a defense in which it denied Global Draw’s claims and counterclaimed based on Global Draw’s alleged breach of contract in connection with one of the ancillary matters.
While we believe we have meritorious defenses in the Italian litigation and potential third party recoveries, the lawsuit is in its early stages and we cannot currently predict the outcome of this matter.
WMS Merger Litigation
Complaints challenging the WMS merger were filed early in 2013 in the Delaware Court of Chancery, the Circuit Court of Cook County, Illinois and the Circuit Court of the Nineteenth Judicial Circuit, Lake County, Illinois. The actions are putative class actions filed on behalf of the WMS stockholders. The complaints generally allege that the WMS directors breached their fiduciary duties in connection with their consideration and approval of the merger and in connection with their public disclosures concerning the merger. The complaints allege that other defendants, including WMS, Scientific Games Corporation and certain affiliates of Scientific Games Corporation, aided and abetted those alleged breaches. The plaintiffs sought equitable relief, including to enjoin the acquisition, to rescind the acquisition if not enjoined, damages, attorneys' fees and other costs.
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
The plaintiffs in the Illinois action filed a claim for interim attorney fees of $0.85 million. In November 2013, the court granted our motion to stay the plaintiffs' claim for an interim award of attorney fees.
In January 2014, the plaintiffs in the Illinois action filed an amended complaint seeking damages for the alleged breach of fiduciary duties by the individual defendants and the alleged aiding and abetting of those breaches by WMS and Scientific Games Corporation. In February 2014, WMS and Scientific Games Corporation filed motions to dismiss the amended complaint.
The Company believes the claims in the Illinois and Delaware actions are without merit.
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

SCIENTIFIC GAMES CORPORATION AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(table amounts are presented in millions, except per share amounts)

omitted material information related to its 2011 fiscal year guidance in violation of federal securities laws. WMS filed a motion to dismiss the amended complaint in December 2011 and, in July 2012, the Court granted the motion without prejudice.
In September 2012, the plaintiffs filed a further amended complaint, which WMS moved to dismiss in October 2012. In April 2013, the District Court granted WMS's motion to dismiss with prejudice. In May 2013, the plaintiffs filed a notice of appeal with the U.S. Court of Appeals for the Seventh Circuit.  In October 2013, the parties advised the court that they had reached a proposed settlement on a class basis and sought the District Court’s approval of the proposed settlement.  In January 2014, the District Court preliminarily approved the proposed settlement and scheduled a fairness hearing for May 2014 for final approval of the settlement. If approved, the settlement will not have a material impact on our results of operations.
IGT License Claims
In early 2012, IGT initiated an audit to determine whether WMS was in compliance with the terms of a license agreement between them. IGT claimed that WMS underpaid license fees by approximately $25 million plus $11 million in interest.  IGT subsequently filed a demand for arbitration with the American Arbitration Association seeking $50.0 million from WMS.  We have denied IGT’s claims in the arbitration and have initiated an action in the U.S. District Court for the District of Nevada seeking a preliminary injunction to enjoin or limit the scope of the arbitration and to restrain IGT from seeking to enforce certain provisions of the arbitration clause in the license agreement, as well as a refund of overpaid royalty payments.  The arbitration has been stayed pending resolution of the District Court case. While we believe we have meritorious defenses with respect to these license claims, the proceedings are in their early stages and we cannot currently predict the outcome of this matter.
(23) Supplemental Disclosure of Cash Flow Information
Additional cash flow information is as follows:

	Year ended December 31,
	2013	2012	2011
Interest paid	$101.8	$85.9	$97.2
Income taxes paid, net of refunds	$14.9	$7.5	$8.4
(24) Financial Information for Guarantor Subsidiaries and Non-Guarantor Subsidiaries
We conduct substantially all of our business through our U.S. and foreign subsidiaries. SGI’s obligations under the Credit Agreement, the 2020 Notes and the 2019 Notes are fully and unconditionally and jointly and severally guaranteed by Scientific Games Corporation (the “Parent Company”) and substantially all of our 100%-owned U.S. subsidiaries other than SGI (the “Guarantor Subsidiaries”). Our 2018 Notes, which were issued by the Parent Company, are fully and unconditionally and jointly and severally guaranteed by our 100% owned U.S. subsidiaries, including SGI. The guarantees of our 2020 Notes, 2019 Notes and 2018 Notes will terminate under following customary circumstances: (1) the sale or disposition of the capital stock of the guarantor (including by consolidation or merger of the guarantor into another person); (2) the liquidation or dissolution of the guarantor; (3) the defeasance or satisfaction and discharge of the notes; (4) the release of the guarantor from any guarantees of indebtedness of the Parent Company and SGI (or, in the case of the 2018 Notes, the release of the guarantor from any guarantees of indebtedness of the Parent Company); and (5) in the case of the 2020 Notes, the proper designation of the guarantor as an unrestricted subsidiary pursuant to the indenture governing the 2020 Notes.

Presented below is condensed consolidated financial information for (i) the Parent Company, (ii) SGI, (iii) the Guarantor Subsidiaries and (iv) our 100%-owned foreign subsidiaries and our non-100%-owned U.S. and foreign subsidiaries (collectively, the “Non-Guarantor Subsidiaries”) as of December 31, 2013 and December 31, 2012 and for the years ended December 31, 2013, 2012 and 2011. The condensed consolidating financial information has been presented to show the nature of assets held, results of operations and cash flows of the Parent Company, SGI, the Guarantor Subsidiaries and the Non-Guarantor Subsidiaries assuming the guarantee structures of the Credit Agreement, the 2020 Notes, the 2019 Notes and the 2018 Notes were in effect at the beginning of the periods presented.

The condensed consolidated financial information reflects the investments of the Parent Company in the Guarantor and Non-Guarantor Subsidiaries using the equity method of accounting. Corporate interest and administrative expenses have not been allocated to the subsidiaries. Net changes in intercompany due from/due to accounts are reported in the accompanying

SCIENTIFIC GAMES CORPORATION AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(table amounts are presented in millions, except per share amounts)

Supplemental Condensed Consolidating Statements of Cash Flows as investing activities if the applicable entities have a net investment (asset) in intercompany accounts, and as a financing activity if the applicable entities have a net intercompany borrowing (liability) balance. This is a correction from the prior-year presentation that reflected all changes in intercompany due to/due from accounts as financing activities in the Supplemental Condensed Consolidating Statements of Cash Flows. This correction had no impact on our consolidated results of operations for the years presented.
SUPPLEMENTAL CONDENSED CONSOLIDATING BALANCE SHEET
December 31, 2013

	Parent Company	SGI	Guarantor Subsidiaries	Non-Guarantor Subsidiaries	Eliminating Entries	Consolidated
Assets
Cash and cash equivalents	$56.0	$—	$24.4	$73.3	$—	$153.7
Restricted Cash	—	—	10.9	—	—	10.9
Accounts receivable, net	—	66.9	135.4	143.7	—	346.0
Notes receivable, net	—	—	90.9	67.8	—	158.7
Inventories	—	28.2	59.6	50.0	—	137.8
Other current assets	13.9	10.5	95.0	35.0	—	154.4
Property and equipment, net	1.1	137.3	441.3	192.9	—	772.6
Investment in subsidiaries	1,962.5	796.5	—	—	(2,759.0)	—
Goodwill	—	251.7	464.6	470.6	—	1,186.9
Intangible assets	1.9	42.0	340.6	26.6	—	411.1
Intercompany balances	—	1,430.1	296.3	—	(1,726.4)	—
Other assets	15.4	179.4	293.6	421.4	—	909.8
Total assets	$2,050.8	$2,942.6	$2,252.6	$1,481.3	$(4,485.4)	$4,241.9
Liabilities and stockholders’ equity
Current installments of long-term debt	$—	$23.0	$—	$7.4	$—	$30.4
Other current liabilities	30.4	63.2	174.9	158.2	—	426.7
Long-term debt, excluding current installments	250.0	2,912.2	—	—	—	3,162.2
Other non-current liabilities	20.8	37.8	121.2	67.8	—	247.6
Intercompany balances	1,374.6	—	—	351.8	(1,726.4)	—
Stockholders’ equity	375.0	(93.6)	1,956.5	896.1	(2,759.0)	375.0
Total liabilities and stockholders’ equity	$2,050.8	$2,942.6	$2,252.6	$1,481.3	$(4,485.4)	$4,241.9

SUPPLEMENTAL CONDENSED CONSOLIDATING BALANCE SHEET
December 31, 2012

	Parent Company	SGI	Guarantor Subsidiaries	Non-Guarantor Subsidiaries	Eliminating Entries	Consolidated
Assets
Cash and cash equivalents	$27.2	$0.2	$—	$82.8	$(1.2)	$109.0
Restricted Cash	—	—	—	30.4	—	30.4
Accounts receivable, net	—	63.9	29.1	116.9	—	209.9
Notes receivable	10.3		—	—	—	10.3
Inventories	—	25.4	16.1	29.8	—	71.3
Other current assets	9.7	3.8	6.8	33.4	—	53.7
Property and equipment, net	5.8	154.2	33.0	183.9	—	376.9
Investment in subsidiaries	521.0	802.4	—	855.8	(2,179.2)	—
Goodwill	—	253.9	76.7	470.8	—	801.4
Intangible assets	—	42.0	20.4	21.9	—	84.3
Intercompany balances	79.7	—	302.4	—	(382.1)	—
Other assets	6.4	75.0	7.5	353.4	(2.6)	439.7
Total assets	$660.1	$1,420.8	$492.0	$2,179.1	$(2,565.1)	$2,186.9
Liabilities and stockholders’ equity						—
Current installments of long-term debt	—	6.3	—	10.2	—	16.5
Other current liabilities	28.5	58.4	35.4	118.7	(1.2)	239.8
Long-term debt, excluding current installments	250.0	1,199.2	—	2.5	—	1,451.7
Other non-current liabilities	16.8	25.6	12.2	59.5	—	114.1
Intercompany balances	—	136.4	—	245.7	(382.1)	—
Stockholders’ equity	364.8	(5.1)	444.4	1,742.5	(2,181.8)	364.8
Total liabilities and stockholders’ equity	$660.1	$1,420.8	$492.0	$2,179.1	$(2,565.1)	$2,186.9

SCIENTIFIC GAMES CORPORATION AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(table amounts are presented in millions, except per share amounts)

SUPPLEMENTAL CONDENSED CONSOLIDATING STATEMENT OF
OPERATIONS AND COMPREHENSIVE LOSS
Year Ended December 31, 2013

	Parent Company	SGI	Guarantor Subsidiaries	Non-Guarantor Subsidiaries	Eliminating Entries	Consolidated
Revenue	$—	$413.1	$164.9	$516.8	$(3.9)	$1,090.9
Cost of instant games, cost of services and cost of product sales (1)	—	129.1	183.8	287.3	(8.5)	591.7
Selling, general and administrative	77.2	52.7	50.3	87.8	(1.6)	266.4
Research and development	—	4.6	17.4	4.0	—	26.0
Employee termination and restructuring costs	8.9	2.8	3.5	7.5	—	22.7
Depreciation and amortization	1.2	46.1	61.4	93.7		202.4
Operating (loss) income	(87.3)	177.8	(151.5)	36.5	6.2	(18.3)
Interest expense	(21.3)	(97.2)	(0.2)	(0.8)	—	(119.5)
Other income (expense)	16.3	(190.5)	181.2	(6.3)	(6.2)	(5.5)
Net (loss) income before equity in income of subsidiaries, and income taxes	(92.3)	(109.9)	29.5	29.4	—	(143.3)
Equity in (loss) income of subsidiaries	(61.8)	29.4	—	—	32.4	—
Income tax benefit (expense)	128.5	(0.3)	—	(10.5)		117.7
Net (loss) income from continuing operations	$(25.6)	$(80.8)	$29.5	$18.9	$32.4	$(25.6)

Net loss from discontinued operations	(4.6)	—	—	(4.6)	4.6	(4.6)

Net (loss) income	(30.2)	(80.8)	29.5	14.3	37.0	(30.2)

Other comprehensive income (loss)	21.3	(1.8)	—	1.1	0.7	21.3
Comprehensive (loss) income	$(8.9)	$(82.6)	$29.5	$15.4	$37.7	$(8.9)
_______________________________________________________________________________

(1)	Exclusive of depreciation and amortization.

SCIENTIFIC GAMES CORPORATION AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(table amounts are presented in millions, except per share amounts)

SUPPLEMENTAL CONDENSED CONSOLIDATING STATEMENT OF
OPERATIONS AND COMPREHENSIVE LOSS
Year Ended December 31, 2012

	Parent Company	SGI	Guarantor Subsidiaries	Non-Guarantor Subsidiaries	Eliminating Entries	Consolidated
Revenue	$—	$421.9	$45.0	$466.2	$(4.5)	$928.6
Cost of instant games, cost of services and cost of product sales (1)	—	136.2	138.5	252.4	(8.8)	518.3
Selling, general and administrative	65.0	51.9	11.7	54.0	(3.2)	179.4
Research and development	—	4.1	0.4	2.1	—	6.6
Employee termination and restructuring costs	—	—	—	10.6	—	10.6
Depreciation and amortization	0.6	36.6	24.0	89.6	—	150.8
Operating (loss) income	(65.6)	193.1	(129.6)	57.5	7.5	62.9
Interest expense	(21.2)	(77.6)	—	(1.2)	—	(100.0)
Other expense (income)	29.0	(193.0)	170.2	15.2	(7.5)	13.9
Net (loss) income before equity in income of subsidiaries, and income taxes	(57.8)	(77.5)	40.6	71.5	—	(23.2)
Equity in (loss) income of subsidiaries	(41.8)	40.0	—	—	1.8	—
Income tax benefit (expense)	55.7	(58.3)	—	(18.1)	—	(20.7)
Net (loss) income from continuing operations	(43.9)	(95.8)	40.6	53.4	1.8	(43.9)

Net loss from discontinued operations	(18.7)	—	—	(18.7)	18.7	(18.7)

Net (loss) income	(62.6)	(95.8)	40.6	34.7	20.5	(62.6)

Other comprehensive (loss) income	29.8	1.0	—	28.7	(29.7)	29.8
Comprehensive (loss) income	$(32.8)	$(94.8)	$40.6	$63.4	$(9.2)	$(32.8)
_______________________________________________________________________________

(1)	Exclusive of depreciation and amortization.

SCIENTIFIC GAMES CORPORATION AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(table amounts are presented in millions, except per share amounts)

SUPPLEMENTAL CONDENSED CONSOLIDATING STATEMENT OF
OPERATIONS AND COMPREHENSIVE LOSS
Year Ended December 31, 2011

	Parent Company	SGI	Guarantor Subsidiaries	Non-Guarantor Subsidiaries	Eliminating Entries	Consolidated
Revenue	$—	$395.0	$59.4	$412.9	$(1.4)	$865.9
Cost of instant games, cost of services and cost of product sales (1)	—	130.2	140.2	215.8	(4.5)	481.7
Selling, general and administrative expenses	61.5	49.5	9.7	52.2	—	172.9
Research and development	—	3.2	0.5	2.4	—	6.1
Employee termination and restructuring costs	—	—	—	2.0	—	2.0
Depreciation and amortization	0.5	29.8	19.0	61.7	—	111.0
Operating (loss) income	(62.0)	182.3	(110.0)	78.8	3.1	92.2
Interest expense	(21.5)	(81.5)	—	(1.7)	—	(104.7)
Other expense (income)	17.1	(184.6)	173.9	21.8	(3.1)	25.1
Net (loss) income before equity in income of subsidiaries, and income taxes	(66.4)	(83.8)	63.9	98.9	—	12.6
Equity in income (loss) of subsidiaries	62.2	64.7	—	—	(126.9)	—
Income tax benefit (expense)	(1.6)	0.5	—	(17.3)	—	(18.4)
Net (loss) income from continuing operations	(5.8)	(18.6)	63.9	81.6	(126.9)	(5.8)

Net loss from discontinued operations	(6.8)			(6.8)	6.8	(6.8)

Net (loss) income	(12.6)	(18.6)	63.9	74.8	(120.1)	(12.6)

Other comprehensive (loss) income	(15.3)	3.0	—	(17.3)	14.3	(15.3)
Comprehensive (loss) income	$(27.9)	$(15.6)	$63.9	$57.5	$(105.8)	$(27.9)
_______________________________________________________________________________

(1)	Exclusive of depreciation and amortization.

SCIENTIFIC GAMES CORPORATION AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(table amounts are presented in millions, except per share amounts)

SUPPLEMENTAL CONDENSED CONSOLIDATING STATEMENT OF CASH FLOWS
Year Ended December 31, 2013

	Parent Company	SGI	Guarantor Subsidiaries	Non- Guarantor Subsidiaries	Eliminating Entries	Consolidated
Net (loss) income	$(30.2)	$(80.8)	$29.5	$14.3	$37.0	$(30.2)
Depreciation and amortization	1.2	46.1	61.4	94.3	—	203.0
Change in deferred income taxes	1.0	9.6	(116.5)	(1.9)	—	(107.8)
Equity in income of subsidiaries	66.4	(29.4)	—	—	(37.0)	—
Non-cash interest expense	0.7	8.0	—	—	—	8.7
Earnings from equity investments	—	4.6	(3.2)	(2.9)	—	(1.5)
Distributed earnings from equity investments	—	1.0	3.2	25.3	—	29.5
Stock-based compensation	21.7	0.1	—	0.5	—	22.3
Early extinguishment of debt	—	5.9	—	—	—	5.9
Allowance for doubtful accounts	—	0.9	6.5	0.5	—	7.9
Changes in working capital and other	(0.4)	(9.3)	40.4	2.7	—	33.4
Net cash provided by (used in) operating activities	60.4	(43.3)	21.3	132.8	—	171.2
Cash flows from investing activities:
Capital and wagering systems expenditures	(6.9)	(30.3)	(49.8)	(78.8)	—	(165.8)
Investments in subsidiaries	(1,485.9)	35.9	—	28.5	1,421.5	—
Equity method investments	—	(40.3)	—	(25.1)	—	(65.4)
Restricted Cash	—	—	(0.7)	30.8	—	30.1
Proceeds from sale of Racing Business	10.0	—	—	—	—	10.0
Business acquisitions, net of cash acquired	—	—	(1,489.1)	16.2	—	(1,472.9)
Other assets and investments	—	—	(0.3)	(0.4)	—	(0.7)
Other, principally change in intercompany investing activities	79.7	(1,430.1)	166.5	—	1,183.9	—
Net cash provided by (used in) investing activities	(1,403.1)	(1,464.8)	(1,373.4)	(28.8)	2,605.4	(1,664.7)
Cash flows from financing activities:
Net proceeds/payments on long-term debt	—	1,728.7	(100.0)	(5.4)	—	1,623.3
Excess tax benefit from equity-based compensation plans	—	—	—	0.9	—	0.9
Payments of financing fees	—	(82.6)	—	—	—	(82.6)
Net proceeds from stock issue	(2.1)	—	1,476.5	(55.0)	(1,421.5)	(2.1)
Purchase of treasury stock	(0.8)	—	—	—	—	(0.8)
Other, principally change in intercompany financing activities	1,374.4	(138.5)	—	(53.2)	(1,182.7)	—
Net cash provided by (used in) financing activities	1,371.5	1,507.6	1,376.5	(112.7)	(2,604.2)	1,538.7
Effect of exchange rate changes on cash	—	0.3	—	(0.8)	—	(0.5)
Increase (decrease) in cash and cash equivalents	28.8	(0.2)	24.4	(9.5)	1.2	44.7
Cash and cash equivalents, beginning of period	27.1	0.4	2.4	79.1	—	109.0
Cash and cash equivalents, end of year	$55.9	$0.2	$26.8	$69.6	$1.2	$153.7

SCIENTIFIC GAMES CORPORATION AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(table amounts are presented in millions, except per share amounts)

SUPPLEMENTAL CONDENSED CONSOLIDATING STATEMENT OF CASH FLOWS
Year Ended December 31, 2012

	Parent Company	SGI	Guarantor Subsidiaries	Non- Guarantor Subsidiaries	Eliminating Entries	Consolidated
Net (loss) income	$(62.6)	$(95.8)	$40.6	$34.7	$20.5	$(62.6)
Depreciation and amortization	0.6	36.7	24.0	112.1	—	173.4
Change in deferred income taxes	(46.4)	61.7	(9.3)	1.9	—	7.9
Equity in income of subsidiaries	60.5	(40.0)	—	—	(20.5)	—
Non-cash interest expense	0.7	7.1	—	—	—	7.8
Undistributed earnings from equity investments	—	2.6	5.2	(2.2)	4.4	10.0
Stock-based compensation	24.2	—	—	—	—	24.2
Early extinguishment of debt	—	15.5	—	—	—	15.5
Allowance for doubtful accounts	—	(0.3)	—	6.2	—	5.9
Changes in working capital and other	2.5	(9.4)	6.5	(20.5)	(4.4)	(25.3)
Net cash provided by (used in) operating activities	(20.5)	(21.9)	67.0	132.2	—	156.8
Cash flows from investing activities:
Capital and wagering systems expenditures	(2.8)	(30.2)	(17.1)	(61.3)	—	(111.4)
Investments in subsidiaries	—	(37.1)	—	85.3	(48.2)	—
Equity method investments	—	1.0	0.2	23.7	—	24.9
Restricted Cash	—	—	—	(29.4)	—	(29.4)
Business acquisitions, net of cash acquired	—	(1.0)	—	(23.8)	—	(24.8)
Other assets and investments	(0.5)	(0.1)	—	(0.6)	—	(1.2)
Other, principally change in intercompany investing activities	100.1		(50.1)		(50.0)	—
Net cash provided by (used in) investing activities	96.8	(67.4)	(67.0)	(6.1)	(98.2)	(141.9)
Cash flows from financing activities:
Net proceeds/payments on long-term debt	—	93.7	—	(17.0)	—	76.7
Excess tax benefit from equity-based compensation plans	—	—	—	0.4	—	0.4
Payments of financing fees	—	(14.0)	—	—	—	(14.0)
Net proceeds from stock issue	(4.7)	—	—	(48.2)	48.2	(4.7)
Purchase of treasury stock	(68.5)	—	—	—	—	(68.5)
Other, principally change in intercompany financing activities	—	9.9	—	(59.9)	50.0	—
Net cash provided by (used in) financing activities	(73.2)	89.6	—	(124.7)	98.2	(10.1)
Effect of exchange rate changes on cash	—	—	—	(0.2)	—	(0.2)
Increase (decrease) in cash and cash equivalents	3.1	0.3	—	1.2	—	4.6
Cash and cash equivalents, beginning of period	24.0	0.1	2.4	77.9	—	104.4
Cash and cash equivalents, end of year	$27.1	$0.4	$2.4	$79.1	$—	$109.0

SCIENTIFIC GAMES CORPORATION AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(table amounts are presented in millions, except per share amounts)

SUPPLEMENTAL CONDENSED CONSOLIDATING STATEMENT OF CASH FLOWS
Year Ended December 31, 2011

	Parent Company	SGI	Guarantor Subsidiaries	Non-Guarantor Subsidiaries	Eliminating Entries	Consolidated
Net (loss) income	$(12.6)	$(18.6)	$63.9	$74.8	$(120.1)	$(12.6)
Depreciation and amortization	0.5	29.9	19.0	69.2	—	118.6
Change in deferred income taxes	4.0	4.3	(9.4)	1.0	—	(0.1)
Equity in income of subsidiaries	(55.3)	(64.7)	—	—	120.0	—
Non-cash interest expense	0.7	7.4	—	—	—	8.1
Undistributed earnings from equity investments	—	22.9	1.6	(21.8)	3.1	5.8
Stock-based compensation	21.5	—	—	—	—	21.5
Early extinguishment of debt	—	4.2	—	—	—	4.2
Allowance for doubtful accounts	—	0.1	—	2.8	—	2.9
Changes in working capital and other	10.1	27.1	(7.8)	(3.6)	(3.1)	22.7
Net cash provided by (used in) operating activities	(31.1)	12.6	67.3	122.4	(0.1)	171.1
Cash flows from investing activities:
Capital and wagering systems expenditures	(2.1)	(37.1)	(13.6)	(39.0)	—	(91.8)
Investments in subsidiaries	—	13.6	—	(473.3)	459.7	—
Equity method investments	—	(11.1)	(1.1)	(7.2)	—	(19.4)
Proceeds from sale of Racing Business	—	—	—	—	—	—
Business acquisitions, net of cash acquired	—	—	—	(52.9)	—	(52.9)
Other assets and investments	2.6	—	0.2	0.2	—	3.0
Other, principally change in intercompany investing activities	(4.9)	—	(52.7)	—	57.6	—
Net cash provided by (used in) investing activities	(4.4)	(34.6)	(67.2)	(572.2)	517.3	(161.1)
Cash flows from financing activities:
Net proceeds/payments on long-term debt	—	(6.3)	—	(1.5)	—	(7.8)
Excess tax benefit from equity-based compensation plans	—	—	—	0.1	—	0.1
Payments of financing fees	(0.1)	(14.5)	—	—	—	(14.6)
Net proceeds from stock issue	(2.4)	—	—	459.4	(459.4)	(2.4)
Purchase of treasury stock	—	—	—	—	—	—
Other, principally change in intercompany financing activities	—	44.3	—	13.2	(57.5)	—
Net cash provided by (used in) financing activities	(2.5)	23.5	—	471.2	(516.9)	(24.7)
Effect of exchange rate changes on cash	(0.6)	(1.6)	—	(2.7)	(0.3)	(5.2)
Increase (decrease) in cash and cash equivalents	(38.6)	(0.1)	0.1	18.7	—	(19.9)
Cash and cash equivalents, beginning of period	62.6	0.2	2.3	59.2	—	124.3
Cash and cash equivalents, end of year	$24.0	$0.1	$2.4	$77.9	$—	$104.4

SCIENTIFIC GAMES CORPORATION AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(table amounts are presented in millions, except per share amounts)

(25) Selected Quarterly Financial Data, Unaudited

	Quarter Ended 2013
	March 31 (a)	June 30 (b)	September 30 (c)	December 31 (d)
Total operating revenues	$219.6	$235.0	$234.4	$401.9
Total cost of instant ticket revenues, services and sales	124.7	133.4	126.5	207.1
Selling, general and administrative expenses	48.8	44.7	45.6	127.3
Research and development	1.9	1.4	1.4	21.3
Employee termination and restructuring costs	0.3	—	—	22.4
Depreciation and amortization	32.8	43.1	35.2	91.3
Operating income (loss)	11.1	12.4	25.7	(67.5)
Net loss from continuing operations	$(12.3)	$(12.4)	$(0.4)	$(0.5)
Net loss from discontinued operations	(0.9)	(0.6)	(0.1)	(3.0)
Net (loss) income	$(13.2)	$(13.0)	$(0.5)	$(3.5)

Basic and diluted earnings per share:
Basic from continuing operations	$(0.15)	$(0.14)	$(0.01)	$(0.01)
Basic from discontinued operations	(0.01)	(0.01)	0.00	(0.03)
Total net loss per share	$(0.16)	$(0.15)	$(0.01)	$(0.04)

Diluted from continuing operations	$(0.15)	$(0.14)	$(0.01)	$(0.01)
Diluted from discontinued operations	(0.01)	(0.01)	0.00	(0.03)
Total diluted net loss per share	$(0.16)	$(0.15)	$(0.01)	$(0.04)

Weighted average number of shares used in per share calculations:
Basic shares	84.6	85.0	85.1	85.2
Diluted shares	84.6	85.0	85.1	85.2
_______________________________________________________________________________

(a)	Includes $4.4 million of acquisition-related fees and expenses.

(b)
Includes $2.7 million of acquisition-related fees and expenses, and $8.7 million of depreciation related to a write-down of used gaming machines and accelerated depreciation related to our change in the estimated useful lives of our gaming machine fixed assets.

(c)	Includes $2.8 million of acquisition-related fees and expenses.

(d)
Reflects operating results of WMS from the acquisition date to December 31, 2013 including $144.7 million of revenue, $63.8 million of costs of services and product sales, $47.5 million of SG&A, $19.1 million of R&D, $5.3 million of employee termination and restructuring costs, and $40.1 million of depreciation and amortization. Results for the three months ended December 31, 2013 also included an additional $17.1 million of employee termination and restructuring costs which are described in Note 4 (Restructuring Plans). Depreciation and amortization also includes $4.6 million of accelerated depreciation and amortization related to obsolete gaming machine software and $3.1 million of accelerated depreciation and amortization related to the exit from our instant lottery game operations in Mexico. SG&A also includes $11.1 million acquisition-related fees and expenses.

SCIENTIFIC GAMES CORPORATION AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(table amounts are presented in millions, except per share amounts)

	Quarter Ended 2012
	March 31 (a)	June 30 (b)	September 30 (c)	December 31 (d)
Total operating revenues	$231.2	$226.0	$224.6	$246.8
Total cost of instant ticket revenues, services and sales	130.2	125.6	126.9	135.6
Selling, general and administrative expenses	43.6	44.7	42.2	48.9
Research and development	1.7	1.8	1.6	1.5
Employee termination and restructuring costs	2.3	5.7	1.8	0.8
Depreciation and amortization	28.5	36.8	35.6	49.9
Operating income	24.9	11.4	16.5	10.1
Net income (loss) from continuing operations	$3.9	$(10.9)	$(24.5)	(12.4)
Net loss from discontinued operations	$(2.1)	$(1.7)	$(2.6)	(12.3)
Net income (loss)	$1.8	$(12.6)	$(27.1)	$(24.7)

Basic and diluted earnings per share:
Basic from continuing operations	$0.04	$(0.12)	$(0.27)	$(0.15)
Basic from discontinued operations	(0.02)	(0.02)	(0.03)	(0.14)
Total net income (loss) per share	$0.02	$(0.14)	$(0.30)	$(0.29)

Diluted from continuing operations	0.04	(0.12)	(0.27)	(0.15)
Diluted from discontinued operations	(0.02)	(0.02)	(0.03)	(0.14)
Total diluted net income (loss) per share	$0.02	$(0.14)	$(0.30)	$(0.29)

Weighted average number of shares used in per share calculations:
Basic shares	92.5	92.8	90.0	84.9
Diluted shares	94.2	92.8	90.0	84.9

_______________________________________________________________________________

(a)	Includes $2.9 million employee termination and restructuring costs due to our exit from the Barcrest analog AWP business and the reorganization of our pub business.

(b)
Includes $6.0 million employee termination and restructuring costs due to our exit from the Barcrest analog AWP business and the reorganization of our pub business and the reorganization of our Australia printing operations. Includes $5.8 million of accelerated depreciation related to a write-down of certain development costs and obsolete gaming machines, $2.4 million of incremental depreciation from the acquisition of Barcrest and $1.5 million of accelerated depreciation of equipment related to the reorganization of our Australia printing operations.

(c)
Includes $1.8 million employee termination and restructuring costs due to our exit from the Barcrest analog AWP business and the reorganization of our pub business and the reorganization of our Australia printing operations. Includes $6.7 million of accelerated depreciation related to a write-down of gaming machines, $1.9 million of accelerated depreciation of equipment related to reorganization of our Australia printing operations and $1.6 million of incremental depreciation from the acquisition of Barcrest. Includes a loss on early extinguishment of debt due to the redemption of the 2016 Notes resulting in a charge of $15.5 million comprised primarily of the redemption premium and the write-off of previously deferred financing costs.

(d)
Includes $0.8 million employee termination and restructuring costs due to our exit from the Barcrest analog AWP business and the reorganization of our pub business and the reorganization of our Australia printing operations. Includes $24.0 million of accelerated depreciation related to a write-down of gaming machines and software in our gaming business and certain development costs in our licensed properties business and $5.8 million of impairment charges related to underperforming Lottery Systems contracts.

SCHEDULE II
SCIENTIFIC GAMES CORPORATION AND SUBSIDIARIES
Valuation and Qualifying Accounts
Years Ended December 31, 2013, 2012 and 2011
(in millions)

Allowance for doubtful accounts	Balance at Beginning of Period	Charged to Costs and Expenses	Other (1)	Deductions (2)	Balance at End of Period
Year ended December 31, 2013	$11.2	9.3	(0.2)	(0.3)	$20.0
Year ended December 31, 2012	$4.8	6.5	0.6	(0.7)	$11.2
Year ended December 31, 2011	$2.2	0.9	2.7	(1.0)	$4.8

Tax-Related Valuation allowance	Balance at Beginning of Period	Charged to Tax (Benefit) Expense	Other (3)	Balance at End of Period
Year ended December 31, 2013	$241.2	(62.5)	—	$178.7
Year ended December 31, 2012	$236.3	18.8	(13.9)	$241.2
Year ended December 31, 2011	$234.8	1.5	—	$236.3
_______________________________________________________________________________

(1)	Includes the impact of the acquisition of Barcrest. and Provoloto

(2)	Amounts written off and related impact of foreign currency exchange.

(3)	Amount written off due to our election to convert previously claimed foreign tax credits into deductions on our 2008 and 2009 federal tax returns.

SIGNATURES
Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

March 17, 2014	SCIENTIFIC GAMES CORPORATION
	By:	/s/ Jeffrey S. Lipkin
Jeffrey S. Lipkin, Chief Financial Officer

	By:	/s/ Jeffrey B. Johnson
Jeffrey B. Johnson Chief Accounting Officer
Pursuant to the requirements of the Securities Exchange Act of 1934, this Report has been signed below by the following persons on behalf of the Registrant and in the capacities indicated on March 17, 2014.

Signature	Title

/s/ David L. Kennedy	President, Chief Executive Officer and Vice Chairman of the Board (principal executive officer)
David L. Kennedy

/s/ Jeffrey S. Lipkin	Senior Vice President and Chief Financial Officer (principal financial officer)
Jeffrey S. Lipkin

/s/ Jeffrey B. Johnson	Vice President and Chief Accounting Officer (principal accounting officer)
Jeffrey B. Johnson

/s/ Peter A. Cohen	Vice Chairman of the Board
Peter A. Cohen

Signature	Title

/s/ Gerald J. Ford	Director
Gerald J. Ford

/s/ Frances F. Townsend	Director
Frances F. Townsend

/s/ Michael J. Regan	Director
Michael J. Regan

/s/ Paul M. Meister	Director
Paul M. Meister

(3).    Exhibits.
EXHIBIT INDEX

Exhibit Number	Description
2.1
Agreement and Plan of Merger, dated as of January 30, 2013, entered into by and among the Company, Scientific Games International, Inc., SG California Merger Sub, Inc. and WMS (incorporated by reference to Exhibit 2.1 to the Company's Current Report on Form 8-K filed on February 5, 2013).

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

4.10
Registration Rights Agreement, August 20, 2012, among Scientific Games International, Inc., as issuer, the Company, the subsidiary guarantors party thereto and Merrill Lynch, Pierce, Fenner & Smith Incorporated, as representative for the initial purchasers listed therein (incorporated by reference to Exhibit 4.2 to the Company's Current Report on Form 8-K filed on August 21, 2012).

4.11
Form of 6.250% Senior Subordinated Notes due 2020 (incorporated by reference to Exhibits 4.3(a) and 4.3(b) to the Company's Registration Statement on Form S-4 (No. 333-184835) filed on August 20, 2012 and included in Exhibit 4.12 above).

4.12
 Supplemental Indenture, dated as of August 20, 2012, among Scientific Games International, Inc., as issuer, the Company, as a guarantor, the subsidiary guarantors party thereto, Sciplay Inc. and The Bank of Nova Scotia Trust Company of New York, as trustee, relating to the Indenture dated May 21, 2009, by and among Scientific Games International, Inc., as issuer, the Company, as a guarantor, the subsidiary guarantors party thereto and The Bank of Nova Scotia Trust Company of New York, as trustee (incorporated by reference to Exhibit 4.1 to the Company's Quarterly Report on Form 10-Q for the quarter ended March 31, 2013).

4.13
 Supplemental Indenture, dated as of August 20, 2012, among the Company, as issuer, the subsidiary guarantors party thereto, Sciplay Inc. and The Bank of Nova Scotia Trust Company of New York, as trustee, relating to the Indenture dated September 22, 2010, by and among the Company, as issuer, the subsidiary guarantors party thereto and The Bank of Nova Scotia Trust Company of New York, as trustee (incorporated by reference to Exhibit 4.2 to the Company's Quarterly Report on Form 10-Q for the quarter ended March 31, 2013).

4.14
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

4.15
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

4.16
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

Exhibit Number	Description
4.17
Supplemental Indenture, dated as of October 18, 2013, among Scientific Games International, Inc., as issuer, the Company, as a guarantor, the subsidiary guarantors party thereto, WMS, WMS Gaming Inc., WMS International Holdings Inc., Phantom EFX, LLC, Lenc-Smith Inc., a Delaware corporation, Williams Electronics Games, Inc., WMS Finance Inc., Lenc Software Holdings LLC, and Williams Interactive LLC, and Deutsche Bank Trust Company Americas, as trustee, relating to the Indenture dated May, 21 2009, by and among Scientific Games International, Inc., as issuer, the Company, as a guarantor, the subsidiary guarantors party thereto and The Bank of Nova Scotia Trust Company of New York, as trustee (incorporated by reference to Exhibit 4.1 to the Company's Current Report on Form 8-K filed on October 18, 2013).

4.18
Supplemental Indenture, dated as of October 18, 2013, among the Company, as issuer, the subsidiary guarantors party thereto, WMS, WMS Gaming Inc., WMS International Holdings Inc., Phantom EFX, LLC, Lenc-Smith Inc., a Delaware corporation, Williams Electronics Games, Inc., WMS Finance Inc., Lenc Software Holdings LLC, and Williams Interactive LLC, SG and Deutsche Bank Trust Company Americas, as trustee, relating to the Indenture dated September 22, 2010, by and among the Company, as issuer, the subsidiary guarantors party thereto and The Bank of Nova Scotia Trust Company of New York, as trustee (incorporated by reference to Exhibit 4.2 to the Company's Current Report on Form 8-K filed on October 18, 2013).

4.19
 Supplemental Indenture, dated as of October 18 2013, among Scientific Games International, Inc., as issuer, the Company, as a guarantor, the subsidiary guarantors party thereto, WMS, WMS Gaming Inc., WMS International Holdings Inc., Phantom EFX, LLC, Lenc-Smith Inc., a Delaware corporation, Williams Electronics Games, Inc., WMS Finance Inc., Lenc Software Holdings LLC, and Williams Interactive LLC, and Deutsche Bank Trust Company Americas, as trustee, relating to the Indenture dated August 20, 2012, by and among Scientific Games International, Inc., as issuer, the Company, as a guarantor, the subsidiary guarantors party thereto and The Bank of Nova Scotia Trust Company of New York, as trustee (incorporated by reference to Exhibit 4.3 to the Company's Current Report on Form 8-K filed on October 18, 2013).

10.1
Stockholders' Agreement, dated September 6, 2000, among the Company, MacAndrews & Forbes Holdings Inc. (formerly known as Mafco Holdings Inc.) ("MacAndrews") (as successor-in-interest under the agreement to Cirmatica Gaming S.A.) and Ramius Securities, LLC (incorporated by reference to Exhibit 10.38 to the Company's Quarterly Report on Form 10-Q for the quarter ended July 31, 2000).

10.2
Supplemental Stockholders' Agreement, dated June 26, 2002, among the Company and MacAndrews (as successor-in-interest to Cirmatica Gaming S.A.) (incorporated by reference to Exhibit 4.2 to the Company's Quarterly Report on Form 10-Q for the quarter ended June 30, 2002).

10.3
Letter Agreement, dated as of October 10, 2003, by and between the Company and MacAndrews further supplementing the Stockholders' Agreement (incorporated by reference to Exhibit 3 to the Schedule 13D jointly filed by MacAndrews and SGMS Acquisition Corporation on November 26, 2003).

10.4	Letter Agreement dated February 15, 2007 between the Company and MacAndrews (incorporated by reference to Exhibit 10.1 to the Company's Current Report on Form 8-K filed on February 16, 2007).

10.5	2003 Incentive Compensation Plan, as amended and restated (incorporated by reference to Exhibit 10.1 to the Company's Current Report on Form 8-K filed on June 9, 2011).*

10.6	2002 Employee Stock Purchase Plan, as amended and restated (incorporated by reference to Exhibit 10.14 to the Company's Annual Report on Form 10-K for the fiscal year ended December 31, 2005).*

10.7
Elective Deferred Compensation Plan (Executive Deferred Compensation Plan and Non-Employee Directors Deferred Compensation Plan) (effective January 1, 2005, as amended and restated effective January 1, 2009) (incorporated by reference to Exhibit 10.14 to the Company's Annual Report on Form 10-K for the year ended December 31, 2008).*

10.8
Frozen Supplemental Executive Retirement Plan (as amended and restated effective January 1, 2009) (incorporated by reference to Exhibit 10.15 to the Company's Annual Report on Form 10-K for the year ended December 31, 2008).*

Exhibit Number	Description
10.9	Asia-Pacific Business Incentive Compensation Program (incorporated by reference to Exhibit 10.4 to the Company's Current Report on Form 8-K filed on December 3, 2010).*

10.10
Employment Agreement dated as of January 1, 2006 by and between the Company and A. Lorne Weil (executed on August 8, 2006) (incorporated by reference to Exhibit 10.1 to the Company's Quarterly Report on Form 10-Q for the quarter ended September 30, 2006).*

10.11
Letter dated August 2, 2007 between A. Lorne Weil and the Company with respect to payment of Mr. Weil's deferred compensation upon a termination of employment under Mr. Weil's Employment Agreement dated as of January 1, 2006 (incorporated by reference to Exhibit 10.1 to the Company's Quarterly Report on Form 10-Q for the quarter ended September 30, 2007).*

10.12
Amendment to Employment Agreement dated as of May 1, 2008 by and between the Company and A. Lorne Weil (executed on May 12, 2008), which amended Mr. Weil's Employment Agreement dated as of January 1, 2006, as amended by the Letter dated August 2, 2007 (incorporated by reference to Exhibit 10.2 to the Company's Current Report on Form 8-K filed on May 14, 2008).*

10.13
Amendment to Employment Agreement dated as of December 30, 2008 by and between the Company and A. Lorne Weil, which amended Mr. Weil's Employment Agreement dated as of January 1, 2006, as amended by the Letter dated August 2, 2007 and the Amendment dated as of May 1, 2008 (incorporated by reference to Exhibit 10.20 to the Company's Annual Report on Form 10-K for the year ended December 31, 2008).*

10.14
Third Amendment to Employment Agreement dated as of May 29, 2009 by and between the Company and A. Lorne Weil, which amended Mr. Weil's Employment Agreement dated as of January 1, 2006, as amended by the Letter dated August 2, 2007 and the Amendments dated as of May 1, 2008 and December 30, 2008 (incorporated by reference to Exhibit 10.1 to the Company's Current Report on Form 8-K filed on June 2, 2009).*

10.15
Amendment to Employment Agreement dated as of December 2, 2010 by and between the Company and A. Lorne Weil, which amended Mr. Weil's Employment Agreement dated as of January 1, 2006, as amended by the Letter dated August 2, 2007 and the Amendments dated as of May 1, 2008, December 30, 2008 and May 29, 2009 (incorporated by reference to Exhibit 10.1 to the Company's Current Report on Form 8-K filed on December 3, 2010).*

10.16
Amendment to Employment Agreement dated as of August 18, 2011 by and between A. Lorne Weil and the Company, which amended Mr. Weil's Employment Agreement dated as of January 1, 2006, as amended by the Letter dated August 2, 2007 and the Amendments dated as of May 1, 2008, December 30, 2008, May 29, 2009 and December 2, 2010 (incorporated by reference to Exhibit 10.1 to the Company's Current Report on Form 8-K filed on August 18, 2011).*

10.17	Agreement and General Release dated as of December 30, 2013 by and between A. Lorne Weil and the Company.*(†)

10.18
Employment Agreement dated as of March 2, 2009 (effective April 1, 2009) by and between the Company and Jeff Lipkin (incorporated by reference to Exhibit 10.3 to the Company's Current Report on Form 8-K filed on April 2, 2009).*

10.19
Employment Agreement dated as of November 29, 2010 by and between the Company and David L. Kennedy (incorporated by reference to Exhibit 10.3 to the Company's Current Report on Form 8-K filed on December 3, 2010).*

10.20
Employment Inducement Stock Option Grant Agreement dated August 8, 2005 by and between the Company and Steven W. Beason (incorporated by reference to Exhibit 10.1 to the Company's Quarterly Report on Form 10-Q for the quarter ended September 30, 2005).*

Exhibit Number	Description
10.21
Letter Agreement dated as of August 30, 2007 by and between the Company and Steven W. Beason, which amended Mr. Beason's Employment Agreement dated August 8, 2005 (incorporated by reference to Exhibit 10.57 to the Company's Annual Report on Form 10-K for the year ended December 31, 2009).*

10.22
Letter Agreement dated as of June 17, 2008 by and between the Company and Steven W. Beason, which amended Mr. Beason's Employment Agreement dated as of August 8, 2005, as amended by the Letter Agreement dated as of August 30, 2007 (incorporated by reference to Exhibit 10.58 to the Company's Annual Report on Form 10-K for the year ended December 31, 2009).*

10.23
Amendment to Employment Agreement dated as of December 30, 2008 by and between the Company and Steven W. Beason, which amended Mr. Beason's Employment Agreement dated as of August 8, 2005, as amended by the Letter Agreement dated as of August 30, 2007 and the Letter Agreement dated as of June 17, 2008 (incorporated by reference to Exhibit 10.59 to the Company's Annual Report on Form 10-K for the year ended December 31, 2009).*

10.24
Letter Agreement, dated as of June 29, 2011, by and between the Company and Steven W. Beason, which amended Mr. Beason's Employment Agreement dated as of August 8, 2005, as amended by the Letter Agreement dated as of August 30, 2007, the Letter Agreement dated as of June 17, 2008 and the Amendment dated as of December 30, 2008 (incorporated by reference to Exhibit 10.3 to the Company's Current Report on Form 8-K filed on October 3, 2011).*

10.25
Employment Agreement dated as of July 1, 2005 by and between the Company and Michael R. Chambrello (executed on June 17, 2005) (incorporated by reference to Exhibit 10.1 to the Company's Quarterly Report on Form 10-Q for the quarter ended June 30, 2005).*

10.26
Employment Inducement Stock Option Grant Agreement dated July 1, 2005 by and between the Company and Michael R. Chambrello (incorporated by reference to Exhibit 10.2 to the Company's Quarterly Report on Form 10-Q for the quarter ended June 30, 2005).*

10.27
Letter Agreement dated as of August 2, 2006 by and between the Company and Michael R. Chambrello, which amended Mr. Chambrello's Employment Agreement dated as of July 1, 2005 (incorporated by reference to Exhibit 10.9 to the Company's Quarterly Report on Form 10-Q for the quarter ended September 30, 2006).*

10.28
Letter Agreement dated as of May 8, 2008 by and between the Company and Michael R. Chambrello, which amended Mr. Chambrello's Employment Agreement dated as of July 1, 2005, as amended by the Letter Agreement dated as of August 2, 2006 (incorporated by reference to Exhibit 10.3 to the Company's Current Report on Form 8-K filed on May 14, 2008).*

10.29
Amendment to Employment Agreement dated as of December 30, 2008 by and between the Company and Michael R. Chambrello, which amended Mr. Chambrello's Employment Agreement dated as of July 1, 2005, as amended by the Letter Agreement dated as of August 2, 2006 and the Letter Agreement dated as of May 8, 2008 (incorporated by reference to Exhibit 10.26 to the Company's Annual Report on Form 10-K for the year ended December 31, 2008).*

10.30
Amendment to Employment Agreement dated as of November 29, 2010 by and between the Company and Michael R. Chambrello, which amended Mr. Chambrello's Employment Agreement dated as of July 1, 2005, as amended by the Letter Agreement dated as of August 2, 2006, the Letter Agreement dated as of May 8, 2008 and the Amendment dated as of December 30, 2008 (incorporated by reference to Exhibit 10.2 to the Current Report on Form 8-K filed on December 3, 2010).*

10.31	Agreement and General Release dated as of January 8, 2014 by and between the Company and Michael R. Chambrello.*(†)

10.32
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

10.34
Letter Agreement dated as of May 7, 2009 by and between Scientific Games International, Inc. and James C. Kennedy, which amended Mr. Kennedy's Employment Agreement dated as of January 1, 2007, as amended by the Amendment dated as of December 30, 2008 (incorporated by reference to Exhibit 10.55 to the Company's Annual Report on Form 10-K for the fiscal year ended December 31, 2010).*

10.35	1995 Equity Incentive Plan, as amended (incorporated by reference to Exhibit 10.14 to the Company’s Annual Report on Form 10-K for the fiscal year ended October 31, 1997).*

10.36	1997 Incentive Compensation Plan, as amended and restated (incorporated by reference to Exhibit 10.14 to the Company’s Annual Report on Form 10-K for the fiscal year ended December 31, 2001).*

10.37
Employment Agreement dated as of December 22, 2010 by and between Scientific Games International, Inc. and William J. Huntley (incorporated by reference to Exhibit 10.56 to the Company's Annual Report on Form 10-K for the fiscal year ended December 31, 2010).*

10.38
Amended and Restated Employment Agreement dated as of April 26, 2012 by and between the Company and Jeffrey S. Lipkin (incorporated by reference to Exhibit 10.1 to the Company's Current Report on Form 8-K filed on April 26, 2012).*

10.39
Amendment to Employment Agreement, dated as of December 20, 2012 (but effective as of January 1, 2013), by and between Scientific Games International, Inc. and William J. Huntley (incorporated by reference to Exhibit 10.1 to the Company's Current Report on Form 8-K filed on December 26, 2012).*

10.40
Share Purchase Agreement, dated as of April 26, 2011, by and among the Company, Global Draw Limited, IGT-UK Group Limited, Cyberview International, Inc. and International Game Technology (incorporated by reference to Exhibit 10.1 to the Company's Quarterly Report on Form 10-Q for the quarter ended June 30, 2011).

10.41
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

10.42
Guarantee and Collateral Agreement, dated as of October 18, 2013, by and among the Company, Scientific Games International, Inc., the guarantor parties named therein and Bank of America, N.A. (incorporated by reference to Exhibit 10.2 to the Company's Current Report on Form 8-K filed on October 18, 2013).

10.43	Employment Agreement dated as of November 22, 2013 by and between the Company and Andrew E. Tomback.* (†)

10.44	Employment Agreement dated as of December 5, 2013 by and between the Company and David L. Kennedy.*(†)

Exhibit Number	Description
10.45
WMS Industries Inc. Incentive Plan (2012 Restatement) (renamed the Scientific Games Corporation Amended and Restated Incentive Plan (2013 Restatement)) (incorporated by reference to Exhibit 4.4 to the Company's Registration Statement on Form S-8 (No. 333-191817) filed on October 18, 2013).

10.46
IGT/WMS Patent Cross License Agreement dated as of February 14, 2008 between WMS Gaming Inc. and International Game Technology Inc. (incorporated by reference to Exhibit 10.1 to WMS’s Current Report on Form 8-K, filed on February 21, 2008). Portions of this exhibit have been omitted under a request for confidential treatment filed separately with the SEC.

10.47
Game Manufacturer Cashless License Agreement dated as of October 1, 2006, between International Game Technology Inc. and WMS Gaming Inc. (incorporated by reference to Exhibit 10.1 to WMS’s Current Report on Form 8-K, filed on October 3, 2006). Portions of this exhibit have been omitted under a request for confidential treatment filed separately with the SEC.

10.48
Game Manufacturer Cashless License Agreement dated as of November 12, 2012 between the Company and International Game Technology Inc. Portions of this exhibit have been omitted under a request for confidential treatment filed separately with the SEC.(†)

10.49
License and Development Agreement between WMS Gaming Inc. and Sierra Design Group, dated as of April 24, 2002 (incorporated by reference to Exhibit 10.1 to WMS’s Quarterly Report on Form 10-Q for the quarter ended December 31, 2003.)  Portions of this exhibit have been omitted under a request for confidential treatment filed separately with the SEC.

10.50
First Amendment to License and Development Agreement between WMS Gaming Inc. and Sierra Design Group, dated June 12, 2003 (incorporated by reference to Exhibit 10.2 to WMS's Quarterly Report on Form 10-Q for the quarter ended December 31, 2003.) Portions of this exhibit have been omitted under a request for confidential treatment filed separately with the SEC.

10.51
Second Amendment to License and Development Agreement between WMS Gaming Inc. and Sierra Design Group, dated July 15, 2003 (incorporated by reference to Exhibit 10.3 to WMS’s Quarterly Report on Form 10-Q for the quarter ended December 31, 2003).

10.52
Third Amendment to License and Development Agreement between WMS Gaming Inc. and Sierra Design Group, dated November 7, 2003 (incorporated by reference to Exhibit 10.4 to WMS’s Quarterly Report on Form 10-Q for the quarter ended December 31, 2003). Portions of this exhibit have been omitted under a request for confidential treatment filed separately with the SEC.

10.53
Letter Amendment to License and Development Agreement between WMS Gaming Inc. and Sierra Design Group, dated February 3, 2004 (incorporated by reference to Exhibit 10.54 to WMS’s Annual Report on Form 10-K for the year ended June 30, 2004). Portions of this exhibit have been omitted under a request for confidential treatment filed separately with the SEC.

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

99.4
Form of Equity Awards Notice-RSUs-Employees under the Scientific Games Corporation 2003 Incentive Compensation Plan (incorporated by reference to Exhibit 99.(d)(2) to the Company's Schedule TO filed on July 19, 2011).*

99.5
Form of Equity Awards Notice-RSUs-Non-Employee Directors under the Scientific Games Corporation 2003 Incentive Compensation Plan (incorporated by reference to Exhibit 99.(d)(3) to the Company's Schedule TO filed on July 19, 2011).*

99.6
Terms and Conditions of Equity Awards to Key Employees under the Scientific Games Corporation 2003 Incentive Compensation Plan (incorporated by reference to Exhibit 99.(d)(4) to the Company's Schedule TO filed on July 19, 2011).*

99.7
Terms and Conditions of Equity Awards to Non-Employee Directors under the Scientific Games Corporation 2003 Incentive Compensation Plan (incorporated by reference to Exhibit 99.(d)(5) to the Company's Schedule TO filed on July 19, 2011).*

99.8
Terms and Conditions of Special Performance-Conditioned Restricted Stock Units under the Scientific Games Corporation 2003 Incentive Compensation Plan (incorporated by reference to Exhibit 99.8 to the Company's Annual Report on Form 10-K for the year ended December 31, 2012).*

99.9	Gaming Regulations.(†)

101
Financial statements from the Annual Report on Form 10-K of the Company for the year ended December 31, 2013, filed on March 17, 2014, formatted in Extensible Business Reporting Language (XBRL): (i) the Consolidated Statements of Operations, (ii) the Consolidated Balance Sheets, (iii) the Consolidated Statements of Cash Flows and (iv) the Notes to Consolidated Financial Statements tagged as blocks of text.(†)(**)

* Management contracts and compensation plans and arrangements.

Exhibit Number	Description

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