Form 10-Q
period 2014-03-31
SCIENTIFIC GAMES CORP
filed 2014-05-09
CIK 750004

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549
FORM 10-Q
{Mark One}

☒ QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended March 31, 2014

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
Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act). Yes ☐ No ☒
The registrant has the following number of shares outstanding of each of the registrant’s classes of common stock as of May 5, 2014:
Class A Common Stock: 84,272,363
Class B Common Stock: None

SCIENTIFIC GAMES CORPORATION AND SUBSIDIARIES
INDEX TO FINANCIAL INFORMATION
AND OTHER INFORMATION
THREE MONTHS ENDED MARCH 31, 2014

Glossary of Terms

As used in this Quarterly Report on Form 10-Q, the terms "we," "us," "our" and the "Company" mean Scientific Games Corporation together with its consolidated subsidiaries. The following terms or acronyms used in this Form 10-Q are defined below:

Term or Acronym	Definition
2018 Notes	8.125% senior subordinated notes due 2018 issued by Scientific Games Corporation
2019 Notes	9.250% senior subordinated notes due 2019 issued by SGI
2020 Notes	6.250% senior subordinated notes due 2020 issued by SGI
ASC	Accounting Standards Codification
ASU	Accounting Standards Update
Barcrest	Barcrest Group Limited, an indirect wholly owned subsidiary of Scientific Games Corporation
China Loans	RMB denominated loans due 2014
CSG	Beijing CITIC Scientific Games Technology Co., Ltd., the instant games supplier to the CSL, in which we have a 49% equity interest
CSL	China Sports Lottery
D&A	depreciation and amortization expense
FASB	Financial Accounting Standards Board
Global Draw	The Global Draw Limited, an indirect wholly owned subsidiary of Scientific Games Corporation
GLB	Beijing Guard Libang Technology Co., Ltd., a provider of lottery systems and services to the China Welfare Lottery in which we have a 50% equity interest
Hellenic Lotteries	Hellenic Lotteries S.A., the operator of the Greek state lotteries, in which we have a 16.5% equity interest
ITL	International Terminal Leasing, an entity that leases gaming machines to us for provision to our customers in which we have a 50% equity interest
LAP	local-area progressive
LBO	licensed betting office
LNS	Lotterie Nazionali S.r.l., the operator of the Gratta e Vinci instant ticket lottery in Italy, in which we have a 20% equity interest
MD&A	Management’s discussion and analysis of financial condition and results of operations
Northstar Illinois	Northstar Lottery Group, LLC, the private manager of the Illinois lottery, in which we have a 20% equity interest
Northstar New Jersey	Northstar New Jersey Lottery Group, LLC, the operating entity that provides marketing and sales services to the New Jersey lottery, in which we have a 17.69% equity interest
Note	refers to a note to our Consolidated Financial Statements, unless otherwise specified
participation	with respect to our lottery business, refers to a contract or arrangement in which we are paid based on a percentage of retail sales
PMA	private management agreement
Provoloto	SG Provoloto, S. de R.L. de C.V., an indirect wholly owned subsidiary of Scientific Games Corporation until February 2014
R&D	research and development expense
RCN	Roberts Communications Network, LLC, a provider of communications services to racing and non-racing customers, in which we have a 29.4% equity interest
RFP	request for proposal
RMB	Chinese Renminbi Yuan
RSU	restricted stock unit
SEC	Securities and Exchange Commission
SG&A	selling, general and administrative expense
SGI	Scientific Games International, Inc., a direct wholly owned subsidiary of Scientific Games Corporation
Sportech	Sportech plc, an operator and supplier of sports pools and tote systems, in which we had a 20% equity interest until January 2014
U.S.	United States of America
U.S. GAAP	accounting principles generally accepted in the United States of America
VLT	video lottery terminal
WAP	wide-area progressive
WMS	WMS Industries Inc., a direct wholly owned subsidiary of Scientific Games Corporation

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

•
U.S. and international economic and industry conditions, including declines in or slow growth of lottery retail sales or gross gaming revenues and reductions in or constraints on capital spending by gaming or lottery operators;

•	slow growth of new gaming jurisdictions, slow addition of casinos in existing jurisdictions and declines in the replacement cycle of gaming machines;

•	ownership changes and consolidation in the casino industry;

•	opposition to legalized gaming or the expansion thereof;

•	ability to adapt to, and offer products that keep pace with, evolving technology;

•	ability to develop successful gaming concepts and content;

•	laws and government regulation, including those relating to gaming licenses and environmental laws;

•	inability to identify and capitalize on trends and changes in the lottery and gaming industries, including the expansion of interactive gaming;

•	dependence upon key providers in our social gaming business;

•	retention and renewal of existing contracts and entry into new or revised contracts;

•	level of our indebtedness, availability and adequacy of cash flows to satisfy obligations or future needs, and restrictions and covenants in our debt agreements;

•	protection of our intellectual property, ability to license third party intellectual property and the intellectual property rights of others;

•	security and integrity of our software and systems and reliance on or failures in our information technology systems;

•	natural events that disrupt our operations or those of our customers, suppliers or regulators;

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

•	inability to complete and integrate future acquisitions;

•	restructuring costs, revenue recognition standards and impairment charges;

•	fluctuations in our results due to seasonality and other factors;

•	dependence on suppliers and manufacturers;

•	risks relating to foreign operations, including fluctuations in foreign currency exchange rates and restrictions on the import of our products;

•	dependence on our employees;

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

PART I. FINANCIAL INFORMATION

Item 1. Financial Statements

SCIENTIFIC GAMES CORPORATION AND SUBSIDIARIES
CONSOLIDATED STATEMENTS OF OPERATIONS AND COMPREHENSIVE LOSS
(Unaudited, in millions, except per share amounts)

	Three Months Ended
	March 31,
	2014	2013
Revenue:
Instant games	$126.2	$122.8
Services	176.8	81.8
Product sales	85.1	15.0
Total revenue	388.1	219.6
Operating expenses:
Cost of instant games (1)	69.9	68.2
Cost of services (1)	66.5	46.2
Cost of product sales (1)	46.4	10.3
Selling, general and administrative	91.8	48.8
Research and development	25.9	1.9
Employee termination and restructuring	5.6	0.3
Depreciation and amortization	94.1	32.8
Operating (loss) income	(12.1)	11.1
Other income (expense):
Interest expense	(47.9)	(25.0)
Earnings from equity investments	5.5	6.1
Gain on sale of equity interest	14.5	—
Other income (expense), net	2.9	(1.0)
Total other expense	(25.0)	(19.9)
Net loss from continuing operations before income taxes	(37.1)	(8.8)
Income tax expense	(7.9)	(3.5)
Net loss from continuing operations	$(45.0)	$(12.3)

Discontinued operations:
Loss from discontinued operations	—	(1.9)
Other expense	—	(0.1)
Gain on sale of assets	—	0.8
Income tax benefit	—	0.3
Net loss from discontinued operations	$—	$(0.9)

Net loss	$(45.0)	$(13.2)

Other comprehensive loss:
Foreign currency translation gain (loss)	0.1	(39.3)
Pension and post-retirement gain, net of tax	0.1	0.5
Derivative financial instruments unrealized (loss) gain, net of tax	(0.7)	0.7
Other comprehensive loss	(0.5)	(38.1)
Comprehensive loss	$(45.5)	$(51.3)

(1) Exclusive of depreciation and amortization.

SCIENTIFIC GAMES CORPORATION AND SUBSIDIARIES
CONSOLIDATED STATEMENTS OF OPERATIONS AND COMPREHENSIVE LOSS (cont'd)
(Unaudited, in millions, except per share amounts)

	Three Months Ended
	March 31,
	2014	2013
Basic net loss per share:
Continuing operations	$(0.53)	$(0.15)
Discontinued operations	—	(0.01)
Total basic net loss per share	$(0.53)	$(0.16)
Diluted net loss per share:
Continuing operations	$(0.53)	$(0.15)
Discontinued operations	—	(0.01)
Total diluted net loss per share	$(0.53)	$(0.16)

Weighted average number of shares used in per share calculations:
Basic shares	84.3	84.6
Diluted shares	84.3	84.6

 See accompanying notes to consolidated financial statements.

SCIENTIFIC GAMES CORPORATION AND SUBSIDIARIES
CONSOLIDATED BALANCE SHEETS
(in millions, except par value)

	March 31, 2014	December 31, 2013
ASSETS	(Unaudited)
Current assets:
Cash and cash equivalents	$169.1	$153.7
Restricted cash	11.8	10.9
Accounts receivable, net	317.8	346.0
Notes receivable, net	143.9	158.7
Inventories	163.2	137.8
Deferred income taxes, current portion	35.2	35.1
Prepaid expenses, deposits and other current assets	112.3	119.3
Total current assets	953.3	961.5
Property and equipment, net	765.6	772.6
Long-term notes receivable	64.1	72.6
Goodwill	1,190.4	1,186.9
Intangible assets, net	512.8	411.1
Software, net of accumulated amortization of $138.0 and $114.2, respectively	329.0	343.5
Equity investments	319.0	367.2
Other assets	125.9	126.5
Total assets	$4,260.1	$4,241.9

LIABILITIES AND STOCKHOLDERS’ EQUITY
Current liabilities:
Debt payments due within one year	$32.9	$30.4
Accounts payable	108.5	140.9
Accrued liabilities	301.7	285.8
Total current liabilities	443.1	457.1
Deferred income taxes	145.3	138.0
Other long-term liabilities	217.5	109.6
Long-term debt, excluding current installments	3,168.3	3,162.2
Total liabilities	3,974.2	3,866.9
Commitments and contingencies
Stockholders' equity:
Class A common stock, par value $0.01 per share: 199.3 shares authorized; 101.4 and 100.4 shares issued and 84.2 and 85.2 shares outstanding, respectively	1.0	1.0
Additional paid-in capital	723.7	737.8
Accumulated loss	(281.4)	(236.4)
Treasury stock, at cost: 17.2 and 15.2 shares held, respectively	(175.2)	(145.7)
Accumulated other comprehensive income	17.8	18.3
Total stockholders' equity	285.9	375.0
Total liabilities and stockholders' equity	$4,260.1	$4,241.9

See accompanying notes to consolidated financial statements.

SCIENTIFIC GAMES CORPORATION AND SUBSIDIARIES
CONSOLIDATED STATEMENTS OF CASH FLOWS
(Unaudited, in millions)

	Three Months Ended
	March 31,
	2014	2013
Cash flows from operating activities:
Net loss	$(45.0)	$(13.2)
Adjustments to reconcile net loss to net cash provided by operating activities:
Depreciation and amortization	94.1	33.3
Change in deferred income taxes	1.2	0.8
Stock-based compensation	5.2	5.9
Non-cash interest expense	4.3	1.7
Earnings from equity investments, net	(5.5)	(6.1)
Distributed earnings from equity investments	18.2	2.2
Gain on sale of equity interest	(14.5)	—
Changes in current assets and liabilities, net of effects of acquisitions
Accounts and notes receivable	51.3	24.7
Inventories	(25.6)	0.8
Accounts payable	(25.3)	(12.6)
Accrued liabilities	19.3	(13.6)
Other current assets and liabilities	7.1	1.5
Other	(1.5)	(2.2)
Net cash provided by operating activities	83.3	23.2

Cash flows from investing activities:
Additions to property and equipment	(12.2)	(7.3)
Lottery and gaming services expenditures	(24.7)	(16.9)
Intangible assets and software expenditures	(22.7)	(12.1)
Proceeds from asset disposals	—	0.9
Change in other assets and liabilities, net	(0.1)	(0.2)
Equity method investments	(17.7)	—
Distributions of capital on equity investments	22.4	—
Proceeds from sale of equity interest	44.9	—
Restricted cash	(0.9)	1.0
Business acquisitions, net of cash acquired	—	(0.3)
Net cash used in investing activities	(11.0)	(34.9)

Cash flows from financing activities:
Proceeds from the issuance of long-term debt	0.3	0.9
Payments on long-term debt	(6.3)	(1.6)
Common stock repurchases	(29.5)	—
Contingent earnout payments	(1.8)	—
Net redemptions of common stock under stock-based compensation plans	(19.2)	(2.9)
Net cash used in financing activities	(56.5)	(3.6)
Effect of exchange rate changes on cash and cash equivalents	(0.4)	(3.7)
Increase (decrease) in cash and cash equivalents	15.4	(19.0)
Cash and cash equivalents, beginning of period	153.7	109.0
Cash and cash equivalents, end of period	$169.1	$90.0

See accompanying notes to consolidated financial statements.

SCIENTIFIC GAMES CORPORATION AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(Unaudited, table amounts in millions, except per share amounts)

(1) Description of the Business and Summary of Significant Accounting Policies

Description of the Business
We are a leading diversified supplier of technology-based products and services to the gaming and lottery industries.  Our portfolio includes instant and draw-based lottery games; gaming machines and game content; server-based lottery and gaming systems; sports betting technology; loyalty and rewards programs; and interactive products and services. As a result of our acquisition of WMS in October 2013, we have significantly expanded our global gaming business.
Basis of Presentation and Principles of Consolidation
The accompanying consolidated financial statements of the Company have been prepared in accordance with SEC and U.S. GAAP requirements. All monetary values set forth in these financial statements are in U.S. dollars ("$") unless otherwise stated herein. The accompanying consolidated financial statements include the Company's accounts and subsidiaries that are wholly owned and in which we have a controlling financial interest. Investments in other entities in which we do not have a controlling financial interest but we exert significant influence are accounted for in the consolidated financial statements using the equity method of accounting. All intercompany balances and transactions have been eliminated in consolidation. We have evaluated subsequent events through the date of these financial statements. In the opinion of management, we have made all adjustments necessary to present fairly our consolidated financial position, our results of operations, comprehensive loss and our cash flows for the periods presented. Such adjustments are of a normal, recurring nature. These consolidated financial statements should be read in conjunction with the consolidated financial statements and notes thereto included in our 2013 Annual Report on Form 10-K. Interim results of operations are not necessarily indicative of results of operations for a full year.
In our Consolidated Statements of Operations and Comprehensive Loss for the three months ended March 31, 2013, we reclassified $1.9 million of R&D expense previously included within SG&A to conform to the current-year presentation.
On March 25, 2013, we completed the sale of our installed base of gaming machines in our pub business as discussed in Note 3 (Acquisitions and Dispositions) to this Quarterly Report on Form 10-Q. The results of the discontinued pub operations for the three months ended March 31, 2013 are presented herein in accordance with ASC 205, Presentation of Financial Statements - Discontinued Operations. There were no results of operations for this business for the three months ended March 31, 2014.

Significant Accounting Policies

There have been no changes to our significant accounting policies described in Note 1 in our 2013 Annual Report on Form 10-K except for the addition of our lease accounting policy as described below.

Lease Accounting

We account for assets held under lease in accordance with ASC 840, Leases. For leases classified as operating leases, we record expense on a straight-line basis over the base term of the lease agreements. For assets accounted for as capital leases, we record the lower of the net present value of the future minimum lease payments or the fair value of the leased asset at the inception of the lease. Amortization expense is computed using the straight-line method over the shorter of the estimated useful lives of the asset or the period of the related lease.
Recently Issued Accounting Guidance
In January 2014, the FASB issued ASU 2014-05, Service Concession Arrangements (Topic 853), a consensus of the FASB Emerging Issues Task Force, which specified that an operating entity should not account for a service concession arrangement within the scope of the update as a lease in accordance with ASC 840, Leases. The guidance is effective for fiscal years beginning after December 15, 2014. We do not expect ASU 2014-05 to have a material effect on our financial condition, results of operations or cash flows.
In April 2014, the FASB issued ASU 2014-08, Reporting Discontinued Operations and Disclosures of Disposals of Components of an Entity. ASU 2014-08 changes the criteria for reporting discontinued operations and modifies related disclosure requirements. The new guidance is effective on a prospective basis for fiscal years beginning after December 15, 2014, and interim periods within annual periods beginning on or after December 15, 2015. We do not expect ASU 2014-08 to have a material effect on our financial condition, results of operations or cash flows.
(2) Reportable Business Segment Information

We report our operations in three business segments—Instant Products, Lottery Systems and Gaming—representing our different products and services. These are our reportable segments under ASC 280, Segment Reporting. The Instant Products and Lottery Systems business segments are managed by one executive and the Gaming business segment is managed by a different executive, both of whom report to our chief executive officer (who is our "chief operating decision maker" under applicable accounting standards). Our three business segments represent the aggregation of similar operating segments. Our Instant Products business segment is comprised of our instant products operating segment, which provides instant lottery games and related value-added services, as well as licensed brands that are printed on instant lottery games and other promotional lottery products.  Our Lottery Systems business segment is comprised of our lottery systems operating segment, which provides products and services to lottery operators generally comprised of a central system, customized computer software, data communication services, support and/or related equipment.  Our Gaming business segment includes (1) our gaming operating segment, which generally sells new and used gaming machines, conversion kits and parts, and leases or otherwise provides gaming machines, systems and content, to commercial, tribal and governmental gaming operators and (2) our interactive operating segment, which provides social gaming entertainment and game server services for real money gaming. Additional discussion regarding the products and services from which each reportable business segment derives its revenue is included in Note 1 in our 2013 Annual Report on Form 10-K.
Effective in the fourth quarter of 2013, we revised our business and operating segments to reflect the reorganization of our business following the WMS acquisition and changes in the financial information regularly reviewed by our chief executive officer. Based on that review, we moved our video systems operating segment from the Lottery Systems business segment to the Gaming business segment. This change, which was effective as of December 31, 2013, had no impact on the Company's consolidated financial statements for any periods. Business segment information for the three months ended March 31, 2013 has been adjusted to reflect this change.
The following tables present revenue, cost of revenue, SG&A, R&D, employee termination and restructuring, D&A, operating income (loss) from continuing operations and earnings (loss) from equity investments by business segment for the three months ended March 31, 2014 and 2013. Certain unallocated expenses managed at the corporate level, comprised primarily of general and administrative costs and other income (expense), net, are not allocated to our business segments.

	Three Months Ended March 31, 2014
	Instant Products	Lottery Systems	Gaming	Total
Revenue:
Instant games	$126.2	$—	$—	$126.2
Services	—	50.1	126.7	176.8
Product sales	3.1	14.5	67.5	85.1
Total revenue	129.3	64.6	194.2	388.1
Cost of instant games (1)	69.9	—	—	69.9
Cost of services (1)	—	30.4	36.1	66.5
Cost of product sales (1)	2.0	11.7	32.7	46.4
Selling, general and administrative	13.0	5.6	45.9	64.5
Research and development	0.2	0.4	25.3	25.9
Employee termination and restructuring	0.4	—	5.2	5.6
Depreciation and amortization	8.2	14.3	63.7	86.2
Segment operating income (loss) from continuing operations	$35.6	$2.2	$(14.7)	$23.1
Unallocated corporate costs				35.2
Consolidated operating loss from continuing operations				$(12.1)
Earnings (loss) from equity investments	$5.4	$0.4	$(0.3)	$5.5

(1) Exclusive of depreciation and amortization.

	Three Months Ended March 31, 2013
	Instant Products	Lottery Systems	Gaming	Total
Revenue:
Instant games	$122.8	$—	$—	$122.8
Services	—	47.8	34.0	81.8
Product sales	3.5	6.9	4.6	15.0
Total revenue	126.3	54.7	38.6	219.6
Cost of instant games (1)	68.2	—	—	68.2
Cost of services (1)	—	27.8	18.4	46.2
Cost of product sales (1)	2.5	5.2	2.6	10.3
Selling, general and administrative	12.3	5.3	8.1	25.7
Research and development	0.1	1.4	0.4	1.9
Employee termination and restructuring	0.3	—	—	0.3
Depreciation and amortization	9.0	12.6	11.1	32.7
Segment operating income (loss) from continuing operations	$33.9	$2.4	$(2.0)	$34.3
Unallocated corporate costs				23.2
Consolidated operating income from continuing operations				$11.1
Earnings (loss) from equity investments	$6.3	$0.1	$(0.3)	$6.1

(1) Exclusive of depreciation and amortization.

The following table presents a reconciliation of business segment operating income from continuing operations to net loss from continuing operations before income taxes for each period:

	Three Months Ended
	March 31,
	2014	2013
Reportable business segment operating income from continuing operations	$23.1	$34.3
Unallocated corporate costs	(35.2)	(23.2)
Consolidated operating income (loss) from continuing operations	(12.1)	11.1
Interest expense	(47.9)	(25.0)
Earnings from equity investments	5.5	6.1
Gain on sale of equity interest	14.5	—
Other income (expense), net	2.9	(1.0)
Net loss from continuing operations before income taxes	$(37.1)	$(8.8)

In evaluating segment financial performance, we focus on operating income as a segment’s measure of profit or loss. Segment operating income is income before other income (expense), net, interest expense, earnings from equity investments, gain on sale of equity interest, unallocated corporate costs and income taxes. The accounting policies of the business segments are the same as those described in our summary of significant accounting policies (see Note 1 in our 2013 Annual Report on Form 10-K).
(3) Acquisitions and Dispositions
Acquisitions
On October 18, 2013 we acquired WMS, a global gaming supplier with a diversified suite of products and strong content creation capabilities, for $1,485.9 million.
We have recorded the assets and liabilities of WMS based on our preliminary estimates of their fair values as of the acquisition date. The determination of the fair values of the acquired assets and assumed liabilities (and the related determination of estimated lives of assets) requires significant judgment. The estimates and assumptions include the projected timing and amount of future cash flows and discount rates reflecting risk inherent in future cash flows. The estimated fair values of the assets and liabilities of WMS and resulting goodwill are subject to adjustment as the Company finalizes its fair value analysis. The significant items for which a final fair value has not been determined as of the filing of this Quarterly

Report on Form 10-Q include accrued liabilities, deferred income taxes and other long-term liabilities.  We expect to complete our fair value determinations by the end of the third quarter of 2014. We do not expect our fair value determinations to change; however, there may be differences compared to the amounts reflected in our consolidated financial statements at March 31, 2014 as we finalize our analysis.
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
The preliminary allocation of the purchase price to the estimated fair values of assets acquired and liabilities assumed did not change during the three months ended March 31, 2014 from the amounts disclosed in Note 3 in our 2013 Annual Report on Form 10-K, and is presented below:

At October 18, 2013
Current assets	$508.0
Long-term notes receivable	76.2
Property, plant and equipment, net	465.3
Goodwill	385.6
Intangible assets	325.0
Intellectual property	201.2
Other long-term assets	5.9
Total assets	1,967.2
Current liabilities	(164.4)
Deferred income taxes	(166.6)
Long-term liabilities	(150.3)
Total liabilities	(481.3)
Total equity purchase price	$1,485.9
As required by ASC 805, Business Combinations, the following unaudited pro forma financial information for the three months ended March 31, 2013 gives effect to the WMS acquisition as if it had been completed on January 1, 2012. The unaudited pro forma financial information is presented for illustrative purposes only and is not necessarily indicative of what the operating results actually would have been had the WMS acquisition been completed on January 1, 2012. In addition, the unaudited pro forma financial information does not purport to project the future operating results of the Company. This information is preliminary in nature and subject to change based on any final purchase price allocation adjustments. The unaudited pro forma financial information does not reflect (1) any anticipated synergies (or costs to achieve anticipated synergies) or (2) the impact of non-recurring items directly related to the WMS acquisition.

Three Months Ended
March 31, 2013
Revenue from Consolidated Statements of Operations and Comprehensive Loss	$219.6
Add: WMS revenue not reflected in Consolidated Statements of Operations and Comprehensive Loss	177.9
Unaudited pro forma revenue	$397.5

Three Months Ended
March 31, 2013
Net loss from continuing operations from Consolidated Statements of Operations and Comprehensive Loss	$(12.3)
Add: WMS net loss from continuing operations not reflected in Consolidated Statements of Operations and Comprehensive Loss plus pro forma adjustments (1), (2), (3) and (4) below	(12.4)
Unaudited pro forma net loss from continuing operations	$(24.7)
Unaudited pro forma amounts reflect the following adjustments:

(1) An adjustment to reflect additional D&A of $10.6 million for the three months ended March 31, 2013 that would have been incurred assuming the fair value adjustments to intangible assets and property and equipment had been applied on January 1, 2012.
(2) An adjustment to reverse acquisition-related fees and expenses of $11.1 million for the three months ended March 31, 2013.
(3) An adjustment to reflect additional interest expense of $20.3 million for the three months ended March 31, 2013 that would have been incurred assuming our new credit facilities were in place as of January 1, 2012.
(4) An adjustment of $0.1 million for the three months ended March 31, 2013 to reverse the U.S. tax expense of WMS under the assumption that the U.S. taxable income of WMS would have been offset by U.S. tax attributes of the Company.
Dispositions
On March 25, 2013, we completed the sale of our installed base of gaming terminals in our pub business for £0.5 million. There were no results of operations for this business for the three months ended March 31, 2014. The components of our loss from discontinued operations for the three months ended March 31, 2013 are presented below:

Three Months Ended
March 31, 2013
Revenue:
Services	$1.8

Operating expenses:
Cost of services (1)	2.6
Selling, general and administrative	0.6
Employee termination and restructuring	—
Depreciation and amortization	0.5

Loss from discontinued operations	(1.9)

Other expense	(0.1)
Gain on sale of assets	0.8
Income tax benefits	0.3

Net loss from discontinued operations	$(0.9)
(1) Exclusive of depreciation and amortization.

(4) Restructuring Plans
We recorded pre-tax employee termination and restructuring costs of $5.6 million and $0.3 million for the three months ended March 31, 2014 and 2013, respectively. All employee termination and restructuring initiatives reported in the three months ended March 31, 2013 were completed in that period and are not included in the tables below.
Upon our acquisition of WMS in October 2013, we began integrating Scientific Games and WMS and implementing our plans to streamline our operations and cost structure. We have recorded costs that meet the criteria under ASC 420, Exit and Disposal Cost Obligations, in each of our segments associated with integration activities that have been initiated in the relevant period. These costs include employee severance costs, costs relating to the exiting of facilities and costs related to exiting two immaterial businesses.
Unallocated corporate employee termination costs primarily relate to an accrual for cash severance due to our former chief executive officer that was recorded in the fourth quarter of 2013.
In December 2013, we initiated a plan to exit our Provoloto instant lottery game operations in Mexico, which was completed during the three months ended March 31, 2014. Employee termination and restructuring costs related to this initiative are included in our Instant Products segment.
The following table presents a summary of employee termination and restructuring costs by segment related to restructuring plans that were initiated as of March 31, 2014, including the costs incurred during the three months ended March 31, 2014, the cumulative costs incurred through March 31, 2014 since the relevant restructuring activities were initiated and the total expected cost related to the relevant restructuring activities that have been initiated. As additional integration-related activities are initiated, we expect to incur additional costs related to those activities.

Business Segment		Employee Termination Costs	Property Costs	Other	Total
Instant Products	2014 first quarter	$0.4	$—	$—	$0.4
	Cumulative	0.4	—	4.7	5.1
	Expected Total	0.4	—	4.7	5.1

Lottery Systems	2014 first quarter	—	—	—	—
	Cumulative	0.4	—	—	0.4
	Expected Total	0.4	—	—	0.4

Gaming	2014 first quarter	3.5	—	1.7	5.2
	Cumulative	7.3	1.0	5.5	13.8
	Expected Total	7.5	1.7	6.2	15.4

Unallocated corporate	2014 first quarter	—	—	—	—
	Cumulative	6.9	2.1	—	9.0
	Expected Total	6.9	2.1	—	9.0

Total	2014 first quarter	$3.9	$—	$1.7	$5.6
	Cumulative	$15.0	$3.1	$10.2	$28.3
	Expected Total	$15.2	$3.8	$10.9	$29.9
The following table presents a summary of employee termination and restructuring costs and changes in the related accruals.

	Employee Termination Costs	Property Costs	Other	Total
Balance as of December 31, 2013	$9.3	$2.8	$0.1	$12.2
Accrual additions	3.9	—	1.7	5.6
Cash payments	(4.4)	(0.1)	(1.4)	(5.9)
Non-cash expense	(0.1)	(0.2)	—	(0.3)
Balance as of March 31, 2014	$8.7	$2.5	$0.4	$11.6

(5) Basic and Diluted Net Loss Per Share

The following represents a reconciliation of the numerator and denominator used in computing basic and diluted net loss per share available to common stockholders for the three months ended March 31, 2014 and 2013:

	Three Months Ended
	March 31,
	2014	2013
Net loss
Net loss from continuing operations	$(45.0)	$(12.3)
Net loss from discontinued operations	—	(0.9)
Net loss	$(45.0)	$(13.2)
Weighted average number of shares used in per share calculations:
Basic shares	84.3	84.6
Diluted shares	84.3	84.6
Basic net loss per share:
Continuing operations	$(0.53)	$(0.15)
Discontinued operations	—	(0.01)
Total basic net loss per share	$(0.53)	$(0.16)
Diluted net loss per share:
Continuing operations	$(0.53)	$(0.15)
Discontinued operations	—	(0.01)
Total diluted net loss per share	$(0.53)	$(0.16)

For all periods presented, basic and diluted net loss per share is the same, as any additional common stock equivalents would be anti-dilutive. We excluded 1.9 million and 3.5 million of stock options from the weighted average diluted common shares outstanding for the three months ended March 31, 2014 and 2013, respectively, which would have been anti-dilutive due to the net loss in those periods. In addition, we excluded 4.8 million and 5.2 million of RSUs from the calculation of weighted average diluted common shares outstanding, for the three months ended March 31, 2014 and 2013, respectively, which would have been anti-dilutive due to the net loss in those periods.
(6) Accounts and Notes Receivable and Credit Quality of Notes Receivable
Accounts and Notes Receivable
The following summarizes the components of current and long-term accounts and notes receivable, net, as of March 31, 2014 and December 31, 2013:

	As of March 31,	As of December 31,
	2014	2013
Current:
Accounts receivable	$330.2	$360.4
Notes receivable	150.5	164.3
Allowance for doubtful accounts	(19.0)	(20.0)
Current accounts and notes receivable, net	$461.7	$504.7
Long-term:
Notes receivable	64.1	72.6
Total accounts and notes receivable, net	$525.8	$577.3

Credit Quality of Notes Receivable
Our accounts and notes receivable, net, from customers in Argentina at March 31, 2014 was $36.4 million, which is denominated in U.S. dollars, although our customers pay us in pesos at the spot exchange rate between the peso and the U.S. dollar on the date of payment. In evaluating the collectability of customer receivables in Argentina at March 31, 2014, we specifically evaluated recent payments, receivable aging, any additional security or collateral we had (bills of exchange, pledge agreements, etc.) and other facts and circumstances to determine our customers’ ability to pay. Our customers in Argentina have continued to pay us in pesos based on the spot exchange rate between the peso and the U.S. dollar on payment date. We collected $11.7 million of outstanding receivable balances from customers in Argentina during the three months ended March 31, 2014.
We carry our notes receivable at face amounts less an allowance for doubtful accounts and imputed interest. Interest income is recognized ratably over the life of the note receivable and any related fees or costs to establish the notes are expensed as incurred, as they are considered insignificant. Actual or imputed interest, if any, is determined based on current market rates at the time the note originated and is recorded as interest income in other income (expense), net, ratably over the payment period. We impute interest income on notes receivable with terms greater than one year that do not contain a stated interest rate. The interest rates on our outstanding notes receivable ranged from 5.25% to 10.0% at March 31, 2014. Our policy is to generally recognize interest on our notes receivable until the note receivable is deemed non-performing, which we define as a note on which payments are over 180 days past due. The amount of our non-performing notes was immaterial at March 31, 2014.
Most of our customers are not rated by credit rating agencies. Where possible we seek payment deposits, collateral, pledge agreements, bills of exchange, foreign bank letters of credit or personal guarantees with respect to notes receivable. However, the majority of our international notes receivable are not collateralized. Currently, we have not sold our notes receivable to third parties; therefore, we do not have any off-balance sheet liabilities for factored receivables.
The following summarizes the components of total notes receivable, net, as of March 31, 2014 and December 31, 2013:

	As of March 31, 2014	Balances over 90 days past due	As of December 31, 2013	Balances over 90 days past due

Notes receivable:
Domestic	$61.7	$1.3	$65.1	$0.4
International	152.9	10.7	171.8	8.7
Total notes receivable	214.6	12.0	236.9	9.1

Notes receivable allowance for doubtful accounts:
Domestic	—	—	—	—
International	(6.6)	(4.8)	(5.6)	(3.3)
Total notes receivable allowance for doubtful Accounts	(6.6)	(4.8)	(5.6)	(3.3)
Note receivable, net	$208.0	$7.2	$231.3	$5.8
At March 31, 2014, 3.5% of our total notes receivable, net, was past due by over 90 days compared to 2.5% at December 31, 2013.
The following tables detail our evaluation of notes receivable for impairment as of March 31, 2014 and December 31, 2013:

	As of March 31, 2014	Ending Balance Individually Evaluated for Impairment	Ending Balance Collectively Evaluated for Impairment
Notes receivable:
Domestic	$61.7	$12.6	$49.1
International	152.9	91.7	61.2
Total notes receivable	$214.6	$104.3	$110.3

	As of December 31, 2013	Ending Balance Individually Evaluated for Impairment	Ending Balance Collectively Evaluated for Impairment
Notes receivable:
Domestic	$65.1	$4.8	$60.3
International	171.8	99.7	72.1
Total notes receivable	$236.9	$104.5	$132.4

The following tables reconcile the allowance for doubtful notes receivable from December 31, 2013 to March 31, 2014:

	Total	Ending Balance Individually Evaluated for Impairment	Ending Balance Collectively Evaluated for Impairment
Beginning balance at December 31, 2013	$5.6	$5.6	$—
Charge-offs	—	—	—
Recoveries	—	—	—
Provision	1.0	0.9	0.1
Ending Balance at March 31, 2014	$6.6	$6.5	$0.1
Modifications to original financing terms are exceptions to our cash collection process and are a function of collection activities with the customer. If a customer requests a modification of financing terms during the collection process, we evaluate the proposed modification in relation to the recovery of our gaming machines, generally seek additional security and recognize any additional interest income ratably over the remaining new financing term. Additionally, we often take the opportunity to simplify the future payments by consolidating several notes (each typically representing an individual purchase transaction) into one note. In those instances, the aging of any outstanding receivable balance would be adjusted to reflect the new payment terms. Any such modifications generally do not include a concession on the amount owed and generally result only in a delay of payments relative to the original terms.
The following summarizes the notes receivable the financing terms of which were modified during the three months ended March 31, 2014:

		Three Months Ended March 31, 2014
	# of Customers	# of Notes	Pre-Modification Investment	Post-Modification Investment
Financing term modifications:
International (1)	3	9	$7.0	$7.0
Total financing term modifications	3	9	$7.0	$7.0

(1) The modifications are detailed below:

•	One customer for which three notes were consolidated into one note aggregating $3.1 million, with an average four-month payment extension;

•	One customer with a note for $2.3 million for which original payment terms were extended by nine months; and

•
One customer for which four notes were consolidated into one note aggregating $1.4 million, with an average five-month extension and with another note for $0.2 million for which original terms were extended by seven months.

In certain international jurisdictions, we offer extended financing terms related to our notes receivable. Such financing activities subject us to increased credit risk, which could be exacerbated by, among other things, unfavorable economic conditions or political or economic instability in those regions. Our notes receivable were concentrated in the following international gaming jurisdictions at March 31, 2014:

Peru	21%
Mexico	16%
Argentina	16%
Columbia	7%
Other (less than 5% individually)	12%
Total International Notes Receivable	72%

(7) Inventories

Inventories consisted of the following as of the dates presented below:

	March 31, 2014	December 31, 2013
Parts and work-in-process	$79.1	$62.1
Finished goods	84.1	75.7
Inventory	$163.2	$137.8

Parts and work-in-process include parts for lottery terminals, gaming machines and instant lottery ticket materials as well as labor and overhead costs associated with the manufacturing of instant lottery games. Our finished goods inventory primarily consists of instant games for our participation arrangements, gaming machines for sale and our licensed branded merchandise.

(8) Property and Equipment
The following table presents certain information regarding our lottery and gaming equipment at March 31, 2014 and December 31, 2013:

	March 31, 2014	December 31, 2013
Lottery equipment	$349.3	$350.3
Less: accumulated depreciation	(216.7)	(210.6)
Net lottery equipment	132.6	139.7

Gaming equipment	433.2	439.2
Less: accumulated depreciation	(142.6)	(145.0)
Net gaming equipment	290.6	294.2

Total lottery and gaming equipment, net	$423.2	$433.9
The following table presents certain information regarding our other property and equipment, including capital leases, at March 31, 2014 and December 31, 2013:

	March 31, 2014	December 31, 2013
Land	$25.6	$25.6
Buildings and leasehold improvements	183.2	181.6
Machinery and equipment	248.8	239.1
Furniture and fixtures	25.1	30.1
Transportation equipment	6.2	6.4
Construction in progress	14.4	33.4
Capital leases	14.2	—
Less: accumulated depreciation	(175.1)	(177.5)
Total other property and equipment, net	$342.4	$338.7

Total property and equipment, net	$765.6	$772.6
Depreciation expense for the three months ended March 31, 2014 and 2013 was $52.5 million and $22.2 million, respectively. Depreciation expense is excluded from cost of instant games, cost of services, cost of product sales and other operating expenses and is separately stated with amortization expense on the Consolidated Statements of Operations and Comprehensive Loss.

(9) Intangible Assets and Goodwill

Intangible Assets

The following presents certain information regarding our intangible assets as of March 31, 2014 and December 31, 2013. Amortizable intangible assets are primarily being amortized on a straight-line basis over their estimated useful lives with no estimated residual values.

Intangible Assets	Gross Carrying Amount	Accumulated Amortization	Net Balance
Balance as of March 31, 2014
Amortizable intangible assets:
Patents	$15.4	$7.4	$8.0
Customer lists	162.0	28.8	133.2
Licenses	290.5	62.2	228.3
Intellectual property	8.6	6.0	2.6
Brand name	39.3	1.8	37.5
Non-compete agreements	0.4	0.2	0.2
Lottery contracts	1.5	1.4	0.1
	517.7	107.8	409.9
Non-amortizable intangible assets:
Trade name	105.0	2.1	102.9
Total intangible assets	$622.7	$109.9	$512.8

Balance as of December 31, 2013
Amortizable intangible assets:
Patents	$14.5	$7.1	$7.4
Customer lists	161.9	24.0	137.9
Licenses	181.0	59.9	121.1
Intellectual property	8.6	5.7	2.9
Brand name	39.3	0.6	38.7
Non-compete agreements	0.4	0.2	0.2
Lottery contracts	1.5	1.4	0.1
	407.2	98.9	308.3
Non-amortizable intangible assets:
Trade name	104.9	2.1	102.8
Total intangible assets	$512.1	$101.0	$411.1

The increase in the carrying amount of licenses for the three months ended March 31, 2014 reflected the recording of approximately $106 million associated with a long-term license agreement which was amended and extended during the period. The carrying value of the licensed asset increased to reflect the additional minimum guarantees of royalties under the amended license agreement. For additional information regarding licensed assets with minimum guarantees, see Note 1 in our 2013 Annual Report on Form 10-K.
The aggregate intangible amortization expense for the three months ended March 31, 2014 and 2013 was $14.6 million and $4.9 million, respectively.

Goodwill

The table below reconciles the change in the carrying amount of goodwill by reporting segment from December 31, 2012 to March 31, 2014.

Goodwill	Instant Products	Lottery Systems	Gaming	Totals
Balance as of December 31, 2012	$328.0	$210.7	$262.7	$801.4
Acquisitions	—	—	385.6	385.6
Impairments	(5.4)	—	—	(5.4)
Foreign currency adjustments	(2.4)	2.7	5.0	5.3
Reallocation of goodwill	20.0	(39.7)	19.7	—
Balance as of December 31, 2013	340.2	173.7	673.0	1,186.9
Foreign currency adjustments	(0.5)	2.3	1.7	3.5
Balance as of March 31, 2014	$339.7	$176.0	$674.7	$1,190.4

(10) Equity Method Investments

The following provides an update for events that occurred during the three months ended March 31, 2014 related to our equity method investments, which are disclosed in Note 11 in our 2013 Annual Report on Form 10-K.
Northstar Illinois
Under the terms of a PMA, Northstar Illinois is entitled to receive annual incentive compensation payments to the extent it is successful in increasing the Illinois lottery's net income (as defined in the PMA) above specified target levels, subject to a cap of 5% of the applicable year's net income. Northstar Illinois is responsible for payments to the State to the extent such targets are not achieved, subject to a similar cap. We understand that the lottery has asserted that Northstar Illinois is responsible for shortfall payments of approximately $22 million with respect to its fiscal year ended June 30, 2012 and approximately $39 million with respect to its fiscal year ended June 30, 2013. We further understand that Northstar Illinois disagrees with the methodology used by the lottery in calculating the lottery's net income for each such fiscal year that formed the basis of the lottery's shortfall payment claim, believes that certain other matters that could impact any potential shortfall payment have yet to be resolved and has initiated the resolution process contemplated by the PMA in an attempt to resolve these matters.
We understand that, despite the disagreement with the methodology, in light of the completion of the lottery's financial statements for the fiscal year ended June 30, 2012, and based on preliminary financial information for the lottery's fiscal year ended June 30, 2013, Northstar Illinois recorded a liability of $42.0 million associated with its estimate of the potential aggregate net shortfall payments for the first three fiscal years under the PMA. We amortize our 20% share of the $42.0 million of estimated net shortfall payments recorded by Northstar Illinois over the ten-year life of the contract, which reduces our earnings from our equity investment in Northstar Illinois.  This amount was not material to our results of operations for the three months ended March 31, 2014. Any increase to the estimated liability would result in our recording our 20% share of such amount as a charge in our Consolidated Statements of Operations and Comprehensive Loss.
Sportech
In January 2014, we completed the sale of our 20% equity interest in Sportech for cash proceeds of £27.8 million, or $44.9 million, resulting in a gain of approximately £9 million, or $14.5 million, which is reflected as gain on sale of equity interest in our Consolidated Statements of Operations and Comprehensive Loss.
LNS
During the three months ended March 31, 2014, we received a distribution of capital of $22.4 million and a dividend of $18.2 million from LNS.
ITL
During the three months ended March 31, 2014, we contributed $17.7 million to ITL.

(11) Long-Term and Other Debt

Outstanding Debt
The following reflects our outstanding debt as of March 31, 2014 and December 31, 2013:

	March 31, 2014	December 31, 2013
Revolver, varying interest rate, due 2018	$—	$—
Term Loan, varying interest rate, due 2020 (1)	2,283.5	2,288.8
2018 Notes	250.0	250.0
2019 Notes (2)	346.5	346.3
2020 Notes	300.0	300.0
China Loans, varying interest rates	7.0	7.4
Capital lease obligations, 3.9% interest as of March 31, 2014 payable monthly through 2019	14.2	0.1
Total long-term debt outstanding and capital lease obligations	3,201.2	3,192.6
Less: debt payments due within one year	(32.9)	(30.4)
Long-term debt, net of current installments	$3,168.3	$3,162.2

(1)
Total of $2,294.2 million less amortization of a loan discount in the amount of $10.7 million as of March 31, 2014. Total of $2,300.0 million less amortization of a loan discount in the amount of $11.2 million as of December 31, 2013.

(2)	Total of $350.0 million less amortization of a loan discount in the amount of $3.5 million and $3.7 million as of March 31, 2014 and December 31, 2013, respectively.
Senior Secured Credit Facilities
In connection with the WMS acquisition, the Company and certain of its subsidiaries entered into a credit agreement dated as of October 18, 2013, by and among SGI, as the borrower, the Company, as a guarantor, Bank of America, N.A., as administrative agent, and the lenders and other agents party thereto, providing for senior secured credit facilities in an aggregate principal amount of $2,600.0 million, including a $300.0 million revolving credit facility, which has dollar and multi-currency tranches, and a $2,300.0 million term loan facility. The term loan facility was used, in part, to finance the consideration paid in the WMS acquisition, to repay all indebtedness under our and WMS's prior credit agreements and to pay related acquisition and financing fees and expenses. Up to $200.0 million of the revolving credit facility is available for issuances of letters of credit. The term loan is scheduled to mature on October 18, 2020 and the revolving credit facility is scheduled to mature on October 18, 2018 (subject to accelerated maturity dates depending on our liquidity at the time our 2018 Notes, 2019 Notes and 2020 Notes become due).
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
We were in compliance with the covenants under the credit agreement as of March 31, 2014.
Senior Subordinated Notes
For additional information regarding our 2018 Notes, 2019 Notes and 2020 Notes, see Note 15 in our 2013 Annual Report on Form 10-K.
Capital Leases
On March 31, 2014, we entered into a new leasing arrangement with ITL for the lease of gaming machines in connection with a long-term services contract with a customer. As of March 31, 2014, we recorded a capital lease asset and minimum lease liability of $14.2 million. We expect the lease value will increase during 2014 as we lease additional gaming machines that will be placed into service under our long-term customer contract.

(12) Fair Value Measurements
Fair value is defined as the exchange price that would be received for an asset or paid to transfer a liability (an exit price) in the principal or most advantageous market for the asset and liability in an orderly transaction between market participants at the measurement date. We estimate fair value of our assets and liabilities utilizing an established three-level hierarchy as described in Note 16 in our 2013 Annual Report on Form 10-K.
The fair value of our financial assets and liabilities is determined by reference to market data and other valuation techniques as appropriate. We believe the fair value of our financial instruments, which are principally cash and cash equivalents, accounts and notes receivable, other current assets, accounts payable and accrued liabilities, approximates their recorded values.
Interest rate swaption contract
On January 30, 2014, we entered into a swaption contract with an aggregate notional value of $150.0 million. The swaption gives us the right, but not the obligation, to enter into a swap in which we would pay a fixed rate of 2.151% and receive interest on the notional amount based on a floating LIBOR rate. We paid a premium of $0.9 million at the time we entered into the swaption and have no additional payment obligations. The cash settlement value depends on the extent to which prevailing LIBOR swap rates exceed the fixed rate under the swaption. To the extent the prevailing swap rate on the expiration date exceeds the swaption fixed rate, a payment would be due to us, which would effectively reduce our future interest costs. To the extent the prevailing swap rate is at or below the swaption fixed rate, we would not exercise the swaption and it would expire with no further cash payment from us or the counterparty.
The swaption is highly effective in offsetting our exposure to the variability of the three-month LIBOR rate associated with our variable rate debt. The effectiveness of the swaption is measured quarterly on a retrospective basis by comparing the cumulative change in the hedging instrument's fair value to the change in the underlying hedged transaction's fair value. In accordance with ASC 815, Derivatives and Hedging, we have designated the intrinsic value associated with the swaption contract as a qualifying hedge. We have elected to exclude the time value, inclusive of premium paid, from our qualifying hedging relationship. As a result, the time value of the contract will be amortized over the period of the contract and recognized as interest expense in our Consolidated Statements of Operations and Comprehensive Loss. We will recognize all gains and losses associated with the intrinsic value of the contract in other comprehensive loss in our Consolidated Statements of Operations and Comprehensive Loss until its expiration date. Realized gains, if any, owed by the counterparty at expiration will be recognized as a reduction to interest expense in our Consolidated Statements of Operations and Comprehensive Loss by applying the effective interest method for the applicable periods.
As valuations for comparable swaptions are not publicly available, we categorized the swaption as Level 3 in the fair value hierarchy. We believe the estimated fair value for the LIBOR swaption we hold is based on the most accurate information available for these types of derivative contracts. For the three months ended March 31, 2014, we recorded a gain, net of tax, of $0.9 million in other comprehensive loss in our Consolidated Statements of Operations and Comprehensive Loss, representing the change in fair value associated with the intrinsic value of the swaption. The fair value of the swaption as of March 31, 2014 was $0.9 million, which is recorded in other assets in our Consolidated Balance Sheets.
Interest rate swap contracts
In August 2013, we entered into forward starting interest rate swap contracts with an aggregate notional value of $500.0 million. In October 2013, we entered into additional forward starting interest rate swap contracts with an aggregate notional value of $200.0 million. These hedges become effective in April 2015 and mature in January 2018. We entered into the forward starting interest rate swap contracts, which are designated as cash flow hedges of the future interest payment transactions in accordance with ASC 815, Derivatives and Hedging, in order to eliminate the variability of cash flows attributable to the LIBOR component of interest expense to be paid on our variable-rate debt. Under these hedges, we will pay interest on the notional amount of debt at a weighted average fixed rate of 2.151% and receive interest on the notional amount at the greater of 1% or the then prevailing three-month LIBOR rate beginning in April 2015.
These hedges are highly effective in offsetting our exposure to the variability of the three-month LIBOR rate associated with our variable-rate debt. The effectiveness of these hedges is measured quarterly on a retrospective basis by comparing the cumulative change in the hedging instrument's fair value to the change in the hedged transaction's fair value. To the extent these hedges have no ineffectiveness, all gains and losses from these hedges are recorded in other comprehensive loss in our Consolidated Statements of Operations and Comprehensive Loss until the future underlying interest payment transactions occur. Any realized gains or losses resulting from the hedges will be recognized (together with the hedged transaction) as interest expense in our Consolidated Statements of Operations and Comprehensive Loss beginning in June 2015. For the three months ended March 31, 2014, we recorded a loss, net of tax, of $1.6 million in other comprehensive loss in our Consolidated Statements of Operations and Comprehensive Loss, representing the change in fair value associated with these hedges. The fair value of these hedges as of March 31, 2014 was $3.1 million, which is recorded in other long-term liabilities in our Consolidated Balance Sheets.
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
We designated the forward contracts as qualified hedges in accordance with ASC 815, Derivatives and Hedging. Gains and losses from the foreign currency forward contracts were recorded in accumulated other comprehensive income in our Consolidated Balance Sheets until the investment was liquidated.
Other
In accordance with ASC 323, Investments - Equity Method and Joint Ventures, we record our share of a derivative instrument held by LNS. Changes in the fair value of the derivative instrument are recorded by LNS in other comprehensive income on LNS' statement of comprehensive income. During the three months ended March 31, 2014 and 2013, our 20% share of the change associated with this derivative instrument was not material to our other comprehensive loss in our Consolidated Statements of Operations and Comprehensive Loss and in equity investments on our Consolidated Balance Sheets.
(13) Stockholders’ Equity

The following table sets forth the change in the number of shares of our Class A common stock outstanding during the three months ended March 31, 2014 and during the fiscal year ended December 31, 2013:

	Three Months Ended	Twelve Months Ended
	March 31, 2014	December 31, 2013
Shares outstanding as of beginning of period	85.2	84.4
Shares issued as part of equity-based compensation plans and the Employee Stock Purchase Plan ("ESPP"), net of restricted stock units surrendered	1.0	1.1
Common stock repurchases	(2.0)	(0.3)
Shares outstanding as of end of period	84.2	85.2
On December 5, 2013, our board of directors approved an extension of our existing stock repurchase program to December 31, 2014. The program, originally announced in May 2010, was due to expire on December 31, 2013. Under the program, we are authorized to repurchase, from time to time through open market purchases or otherwise, shares of our outstanding common stock in an aggregate amount up to $200.0 million. During the first quarter of 2014, we repurchased approximately 2.0 million shares at an aggregate cost of $29.5 million. As of March 31, 2014, we had $75.0 million available for potential repurchases under the program. Purchases made during the first quarter of 2014 were funded by cash flows from operations.
During 2013, we repurchased 50,000 shares at an aggregate cost of $0.8 million.
(14) Stock-Based Compensation
We offer stock-based compensation in the form of stock options and RSUs. We also offer an ESPP.
We grant stock options to employees and directors under our equity-based compensation plans with exercise prices that are not less than the fair market value of our common stock on the date of grant. The terms of the stock option and RSU awards, including the vesting schedule of such awards, are determined at the discretion of the compensation committee of the Board of Directors, subject to the terms of the applicable equity-based compensation plan. Options granted over the last several years have generally become exercisable in four or five equal annual installments beginning on the first anniversary of the date of grant with a maximum term of ten years or when certain performance targets are determined to have been met. RSUs typically vest in four or five equal annual installments beginning on the first anniversary of the date of grant or when certain performance targets are determined to have been met. There are 13.5 million shares of common stock authorized for awards under our 2003 Incentive Compensation Plan (the "2003 Plan") plus available shares from a pre-existing equity-based compensation plan, which plans were approved by our stockholders. In connection with the WMS acquisition, we assumed the

WMS Incentive Compensation Plan (2012 Restatement) and the outstanding awards under such plan, which were converted into Company equity awards using a customary exchange ratio. At the time of the assumption, there were 5.6 million shares available for future issuance under the WMS Plan, excluding shares available under outstanding awards. We record compensation cost for all stock options and RSUs based on the grant date fair value.
Our ESPP allows for a total of up to 1.0 million shares of Class A common stock to be purchased by eligible employees under offerings made each January 1 and July 1. Employees participate through payroll deductions up to a maximum of 15% of eligible compensation. The term of each offering period is six months and shares are purchased on the last day of the offering period at a 15% discount to the stock's market value.
The Company may grant certain awards the vesting of which is contingent upon the Company achieving certain performance targets. Upon determining that the performance target is probable, the fair value of the award is recognized over the service period, subject to potential adjustment.
As of March 31, 2014, we had approximately 2.0 million shares available for grants of equity awards to our employees (including WMS employees) under our legacy equity-based compensation plans (excluding 0.3 million shares available under our ESPP) and an additional 4.5 million shares available for grants of equity awards to WMS employees only under the WMS plan.

Under the share counting rules of our 2003 Plan, awards may be outstanding relating to a greater number of shares than the aggregate remaining available under our 2003 Plan so long as awards will not result in delivery and vesting of shares in excess of the number then available under the plan.  Shares available for future issuance do not include shares expected to be withheld in connection with outstanding awards to satisfy tax withholding obligations, which would be available for future awards under our 2003 Plan under the applicable share counting rules.
Stock Options
A summary of the changes in stock options outstanding during the three months ended March 31, 2014 is presented below:

	Number of Options	Weighted Average Remaining Contract Term (Years)	Weighted Average Exercise Price	Aggregate Intrinsic Value
Options outstanding as of December 31, 2013	2.6	4.2	$10.46	$17.8
Granted	0.4		16.03	—
Exercised	—		—	0.2
Canceled	(1.1)		9.04	—
Options outstanding as of March 31, 2014	1.9	7.7	$12.62	$5.0
Options exercisable as of March 31, 2014	0.9	6.6	$11.00	$3.5

The weighted average grant date fair value of options awarded during the three months ended March 31, 2014 was $8.86. No options were granted during the three months ended March 31, 2013. For the three months ended March 31, 2014 and 2013, we recognized stock-based compensation expense of $0.5 million and $0.9 million, respectively, related to the service period of the stock options and a related tax benefit of $0.2 million and $0.4 million, respectively, prior to consideration of any valuation allowance recorded against the tax benefit.

As of March 31, 2014, we had unrecognized compensation expense of $7.0 million relating to stock option awards that will be amortized over a weighted average period of approximately two years.

Restricted Stock Units

A summary of the changes in RSUs outstanding during the three months ended March 31, 2014 is presented below:

	Number of RSUs	Weighted Average Grant Date Fair Value Per RSU
Unvested units as of December 31, 2013	5.2	$11.93
Granted	1.4	16.02
Vested	(1.7)	10.09
Canceled	(0.1)	13.84
Unvested units as of March 31, 2014	4.8	$13.76

For the three months ended March 31, 2014 and 2013, we recognized stock-based compensation expense of $4.6 million and $4.7 million, respectively, related to the service period of RSUs and a related tax benefit of $1.7 million and $1.8 million, respectively, prior to consideration of any valuation allowance recorded against the tax benefit.

As of March 31, 2014, we had unrecognized compensation expense of $58.5 million relating to RSUs that will be amortized over a weighted average period of approximately two years.

(15) Employee Benefit Plans

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

The following table sets forth the combined amount of net periodic benefit cost recognized for the three months ended March 31, 2014 and 2013:

	Three Months Ended
	March 31,
	2014	2013
Components of net periodic pension benefit cost:
Service cost	$0.6	$0.6
Interest cost	1.3	1.2
Expected return on plan assets	(1.6)	(1.4)
Amortization of actuarial gains	0.2	0.2
Curtailments	0.1	—
Amortization of prior service costs	(0.1)	—
Net periodic cost	$0.5	$0.6

We have a 401(k) plan for U.S.-based employees. We contribute 37.5 cents on the dollar for the first 6% of participant contributions for a match of up to 2.25% of eligible compensation. In connection with the WMS acquisition, we assumed WMS' existing 401(k) plans. These plans cover union and non-union full-time employees of WMS and provide for contributions of up to 4.5% of covered non-union employees’ eligible compensation and a maximum fixed annual amount for covered union employees' eligible compensation as defined in the plans.

(16) Income Taxes

The effective income tax rates on the loss from continuing operations were (21.3)% and (40.6)% for the three months ended March 31, 2014 and 2013, respectively, and were determined using an estimated annual effective tax rate after considering any discrete items for such periods. Due to a valuation allowance against our U.S. deferred tax assets, the effective tax rates for the three months ended March 31, 2014 and 2013 do not include the benefit of the current-year U.S. tax loss. As a result, income tax expense for the three months ended March 31, 2014 and 2013 was primarily due to income tax expense in foreign jurisdictions.

Our effective income tax rate on foreign earnings was impacted by the mix of income and the statutory tax rates in our foreign jurisdictions, which ranged from a low of 0% to a high of 35%. The foreign jurisdictions that had the most impact on our foreign income tax benefit (expense) in the period include Austria, Canada, Ireland and the U.K.

(17) Litigation
The Company is involved in various legal proceedings, including those discussed below. We record an accrual for legal contingencies when it is both probable that a liability will be incurred and the amount or range of the loss can be reasonably estimated. We evaluate our accruals for legal contingencies at least quarterly and, as appropriate, establish new accruals or adjust existing accruals to reflect (1) the facts and circumstances known to us at the time, including information regarding negotiations, settlements, rulings and other relevant events and developments, (2) the advice and analyses of counsel and (3) the assumptions and judgment of management. Legal costs associated with our legal proceedings are expensed as incurred. We had accrued liabilities of $25.9 million for all of our legal matters that were contingencies as of March 31, 2014 and December 31, 2013.
Substantially all of our legal contingencies are subject to significant uncertainties and, therefore, determining the likelihood of a loss and/or the measurement of any loss involves a series of complex judgments about future events. Consequently, the ultimate outcomes of our legal contingencies could result in losses in excess of amounts we have accrued. Any such losses could have a material adverse impact on our results of operations, financial position and cash flows.
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
In June 1999, Ecosalud filed a collection proceeding against SGI to enforce the liquidation resolution and recover the claimed damages. In May 2013, the Tribunal denied SGI's merit defenses to the collection proceeding and issued an order of payment of approximately 90 billion Colombian pesos (approximately $47 million based on the current exchange rate) plus default interest (potentially accrued since 1994). SGI has filed an appeal to the Council of State, which appeal has stayed the payment order.
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
SNAI Litigation
On April 16, 2012, certain VLTs operated by SNAI S.p.a. ("SNAI") in Italy and supplied by Barcrest erroneously printed what appeared to be winning jackpot and other tickets with a face amount in excess of €400.0 million. SNAI has stated, and system data confirms, that no jackpots were actually won on that day. The terminals have been deactivated by the Italian regulatory authority. Following the incident, we understand that the Italian regulatory authority revoked the certification of the version of the gaming system that Barcrest provided to SNAI and fined SNAI €1.5 million, but determined to not revoke SNAI's concession to operate VLTs in Italy.

In October 2012, SNAI filed a lawsuit in the Court of First Instance of Rome in Italy against Barcrest and Global Draw, our subsidiary which acquired Barcrest from IGT-UK Group Limited, a subsidiary of International Game Technology ("IGT"), claiming liability based on breach of contract and tort. The lawsuit seeks to terminate SNAI's agreement with Barcrest and damages arising from the deactivation of the terminals, including among other things, lost profits, expenses and costs, potential awards to players who have sought to enforce what appeared to be winning jackpot and other tickets, compensation sought by managers of the gaming locations where SNAI VLTs supplied by Barcrest were installed, damages to commercial reputation and any future damages arising from SNAI's potential loss of its concession or inability to obtain a new concession. In June 2013, Barcrest and Global Draw filed a counterclaim based on SNAI's alleged breach of contract.
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
WMS Merger Litigation
Complaints challenging the WMS merger were filed in early 2013 in the Delaware Court of Chancery, the Circuit Court of Cook County, Illinois and the Circuit Court of the Nineteenth Judicial Circuit, Lake County, Illinois. The actions are putative class actions filed on behalf of WMS stockholders. The complaints generally allege that the WMS directors breached their fiduciary duties in connection with their consideration and approval of the merger and in connection with their public disclosures concerning the merger. The complaints allege that other defendants, including WMS, Scientific Games Corporation and certain affiliates of Scientific Games Corporation, aided and abetted those alleged breaches. The plaintiffs sought equitable relief, including to enjoin the acquisition, to rescind the acquisition if not enjoined, damages, attorneys' fees and other costs.
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
IGT License Claims
In early 2012, IGT initiated an audit to determine whether WMS was in compliance with the terms of a license agreement between the two parties. IGT claimed that WMS underpaid license fees by approximately $25.0 million plus $11.0 million in interest.  IGT subsequently filed a demand for arbitration with the American Arbitration Association (the "AAA") seeking $50.0 million from WMS.  We initiated an action in the U.S. District Court for the District of Nevada seeking a preliminary injunction to enjoin or limit the scope of the arbitration and to restrain IGT from seeking to enforce certain provisions of the arbitration clause in the license agreement, as well as a refund of overpaid royalty payments.  Our motion for preliminary injunction was denied by the District Court in March 2014 and our action seeking recovery of overpaid royalty payments has been stayed pending resolution of certain matters in the arbitration. We have denied IGT’s claims in the arbitration. While we believe we have meritorious defenses with respect to these license claims, the proceedings are in their early stages and we cannot currently predict the outcome of this matter.
(18) Supplemental Disclosure of Cash Flow Information
Additional cash flow information is presented below:

	Three months ended March 31,
	2014	2013
Interest paid	$39.2	$24.7
Income taxes paid, net of refunds	$0.6	$3.6
Three months ended March 31, 2014
On March 31, 2014, we entered into a new leasing arrangement with ITL for the lease of gaming machines in connection with a long-term services contract with a customer. As of March 31, 2014, we recorded a non-cash capital lease asset and minimum lease liability of $14.2 million.
During the three months ended March 31, 2014 we recorded approximately $106 million of non-cash other assets and related liabilities related to agreements entered into during the period for long-term licensed assets with minimum royalty guarantees.
There were no other significant non-cash investing or financing activities for the three months ended March 31, 2014.
Three months ended March 31, 2013
During the three months ended March 31, 2013 we recorded approximately $20 million of non-cash other assets and related liabilities related to agreements entered into during the period for long-term licensed assets with minimum royalty guarantees.
There were no other significant non-cash investing or financing activities for the three months ended March 31, 2013.

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

Presented below is condensed consolidated financial information for (1) the Parent Company, (2) SGI, (3) the Guarantor Subsidiaries and (4) our 100%-owned foreign subsidiaries and our non-100%-owned U.S. and foreign subsidiaries (collectively, the “Non-Guarantor Subsidiaries”) as of March 31, 2014 and December 31, 2013 and for the three months ended March 31, 2013 and 2012. The condensed consolidating financial information has been presented to show the nature of assets held by, and the results of operations and cash flows of, the Parent Company, SGI, the Guarantor Subsidiaries and the Non-Guarantor Subsidiaries assuming the guarantee structures of our obligations as disclosed in Note 24 in our 2013 Annual Report on Form 10-K for all periods presented.

The condensed consolidated financial information reflects the investments of the Parent Company in the Guarantor and Non-Guarantor Subsidiaries using the equity method of accounting. Corporate interest and administrative expenses have not been allocated to the subsidiaries. Net changes in intercompany due from/due to accounts are reported in the accompanying Supplemental Condensed Consolidating Statements of Cash Flows as investing activities if the applicable entities have a net investment (asset) in intercompany accounts, and as a financing activity if the applicable entities have a net intercompany borrowing (liability) balance. This is a correction from the prior-year presentation that reflected all changes in intercompany due to/due from accounts as financing activities in the Supplemental Condensed Consolidating Statements of Cash Flows. This correction had no impact on our consolidated results of operations for the periods presented.

SCIENTIFIC GAMES CORPORATION AND SUBSIDIARIES
SUPPLEMENTAL CONDENSED CONSOLIDATING BALANCE SHEET
As of March 31, 2014

	Parent Company	SGI	Guarantor Subsidiaries	Non-Guarantor Subsidiaries	Eliminating Entries	Consolidated
Assets
Cash and cash equivalents	$42.7	$0.2	$11.4	$114.8	$—	$169.1
Restricted cash	—	—	11.8	—	—	11.8
Accounts receivable, net	—	68.8	132.1	116.9	—	317.8
Note receivable, net	—	—	80.4	63.5	—	143.9
Inventories	—	38.8	64.4	60.0	—	163.2
Other current assets	13.3	11.0	90.0	33.2	—	147.5
Property and equipment, net	2.0	132.9	434.7	196.0	—	765.6
Investment in subsidiaries	1,961.8	949.6	—	—	(2,911.4)	—
Goodwill	—	253.6	484.3	452.5	—	1,190.4
Intangible assets, net	2.8	195.7	288.9	25.4	—	512.8
Intercompany balances	—	1,423.7	306.5	—	(1,730.2)	—
Software, net	6.8	32.4	239.4	50.4	—	329.0
Other assets	3.8	142.1	34.2	328.9	—	509.0
Total assets	$2,033.2	$3,248.8	$2,178.1	$1,441.6	$(4,641.6)	$4,260.1
Liabilities and stockholders’ equity
Debt payments due within one year	$—	$23.0	$—	$9.9	$—	$32.9
Other current liabilities	26.8	79.7	151.9	151.8	—	410.2
Long-term debt, excluding current installments	250.0	2,907.0	—	11.3	—	3,168.3
Other non-current liabilities	21.7	194.0	75.7	71.4	—	362.8
Intercompany balances	1,448.8	—	—	281.6	(1,730.4)	—
Stockholders’ equity	285.9	45.1	1,950.5	915.6	(2,911.2)	285.9
Total liabilities and stockholders’ equity	$2,033.2	$3,248.8	$2,178.1	$1,441.6	$(4,641.6)	$4,260.1

SCIENTIFIC GAMES CORPORATION AND SUBSIDIARIES
SUPPLEMENTAL CONDENSED CONSOLIDATING BALANCE SHEET
As of December 31, 2013

	Parent Company	SGI	Guarantor Subsidiaries	Non-Guarantor Subsidiaries	Eliminating Entries	Consolidated
Assets
Cash and cash equivalents	$56.0	$—	$24.4	$73.3	$—	$153.7
Restricted cash	—	—	10.9	—	—	10.9
Accounts receivable, net	—	66.9	135.4	143.7	—	346.0
Note receivable, net	—	—	90.9	67.8	—	158.7
Inventories	—	28.2	59.6	50.0	—	137.8
Other current assets	13.9	10.5	95.0	35.0	—	154.4
Property and equipment, net	1.1	137.3	441.3	192.9	—	772.6
Investment in subsidiaries	1,962.5	796.5	—	—	(2,759.0)	—
Goodwill	—	251.7	464.6	470.6	—	1,186.9
Intangible assets, net	1.9	42.0	340.6	26.6	—	411.1
Intercompany balances	—	1,430.1	296.3	—	(1,726.4)	—
Software, net	9.4	31.7	251.4	51.0	—	343.5
Other assets	6.0	147.7	42.2	370.4	—	566.3
Total assets	$2,050.8	$2,942.6	$2,252.6	$1,481.3	$(4,485.4)	$4,241.9
Liabilities and stockholders’ equity
Debt payments due within one year	$—	$23.0	$—	$7.4	$—	$30.4
Other current liabilities	30.4	63.2	174.9	158.2	—	426.7
Long-term debt, excluding current installments	250.0	2,912.2	—	—	—	3,162.2
Other non-current liabilities	20.8	37.8	121.2	67.8	—	247.6
Intercompany balances	1,374.6	—	—	351.8	(1,726.4)	—
Stockholders’ equity	375.0	(93.6)	1,956.5	896.1	(2,759.0)	375.0
Total liabilities and stockholders’ equity	$2,050.8	$2,942.6	$2,252.6	$1,481.3	$(4,485.4)	$4,241.9

SCIENTIFIC GAMES CORPORATION AND SUBSIDIARIES
SUPPLEMENTAL CONDENSED CONSOLIDATING STATEMENT OF OPERATIONS AND COMPREHENSIVE LOSS
Three Months Ended March 31, 2014

	Parent Company	SGI	Guarantor Subsidiaries	Non-Guarantor Subsidiaries	Eliminating Entries	Consolidated
Revenue	$—	$100.4	$149.3	$138.5	$(0.1)	$388.1
Cost of instant games, cost of services and cost of product sales (1)	—	31.8	74.2	76.9	(0.1)	182.8
Selling, general and administrative	15.1	16.6	40.3	19.8	—	91.8
Research and development	—	0.5	21.5	3.9	—	25.9
Employee termination and restructuring	—	0.2	1.6	3.8	—	5.6
Depreciation and amortization	3.7	10.2	58.1	22.1	—	94.1
Operating (loss) income	(18.8)	41.1	(46.4)	12.0	—	(12.1)
Interest expense	(5.4)	(42.1)	(0.2)	(0.2)	—	(47.9)
Other (expense) income, net	(15.3)	(27.7)	41.1	24.7	0.1	22.9
Net (loss) income before equity in income of subsidiaries, and income taxes	(39.5)	(28.7)	(5.5)	36.5	0.1	(37.1)
Equity in (loss) income of subsidiaries	(0.1)	14.5	—	—	(14.4)	—
Income tax expense	(5.4)	—	—	(2.5)	—	(7.9)
Net (loss) income from continuing operations	$(45.0)	$(14.2)	$(5.5)	$34.0	$(14.3)	$(45.0)

Net loss from discontinued operations	—	—	—	—	—	—

Net (loss) income	(45.0)	(14.2)	(5.5)	34.0	(14.3)	(45.0)

Other comprehensive (loss) income	(0.5)	7.9	(0.3)	0.4	(8.0)	(0.5)
Comprehensive (loss) income	$(45.5)	$(6.3)	$(5.8)	$34.4	$(22.3)	$(45.5)

(1) Exclusive of depreciation and amortization.

SCIENTIFIC GAMES CORPORATION AND SUBSIDIARIES
SUPPLEMENTAL CONDENSED CONSOLIDATING STATEMENT OF OPERATIONS AND COMPREHENSIVE LOSS
Three Months Ended March 31, 2013

	Parent Company	SGI	Guarantor Subsidiaries	Non-Guarantor Subsidiaries	Eliminating Entries	Consolidated
Revenue	$—	$100.8	$12.1	$107.6	$(0.9)	$219.6
Cost of instant games, cost of services and cost of product sales (1)	—	32.5	34.3	60.0	(2.1)	124.7
Selling, general and administrative	17.6	12.8	2.9	16.1	(0.6)	48.8
Research and development	—	1.4	0.1	0.4	—	1.9
Employee termination and restructuring	—	—	—	0.3	—	0.3
Depreciation and amortization	0.2	9.1	5.5	18.0	—	32.8
Operating (loss) income	(17.8)	45.0	(30.7)	12.8	1.8	11.1
Interest expense	(5.3)	(19.4)	—	(0.3)	—	(25.0)
Other income (expense), net	2.5	(40.5)	41.7	3.1	(1.7)	5.1
Net (loss) income before equity in income of subsidiaries, and income taxes	(20.6)	(14.9)	11.0	15.6	0.1	(8.8)
Equity in income (loss) of subsidiaries	10.1	10.9	—	—	(21.0)	—
Income tax expense	(1.8)	—	—	(1.7)	—	(3.5)
Net (loss) income from continuing operations	$(12.3)	$(4.0)	$11.0	$13.9	$(20.9)	$(12.3)

Net loss from discontinued operations	(0.9)	—	—	(0.9)	0.9	(0.9)

Net (loss) income	(13.2)	(4.0)	11.0	13.0	(20.0)	(13.2)

Other comprehensive (loss) income	(38.1)	0.3	—	(38.2)	37.9	(38.1)
Comprehensive (loss) income	$(51.3)	$(3.7)	$11.0	$(25.2)	$17.9	$(51.3)

(1) Exclusive of depreciation and amortization.

SCIENTIFIC GAMES CORPORATION AND SUBSIDIARIES
SUPPLEMENTAL CONDENSED CONSOLIDATING STATEMENT OF CASH FLOWS
Three Months Ended March 31, 2014

	Parent Company	SGI	Guarantor Subsidiaries	Non-Guarantor Subsidiaries	Eliminating Entries	Consolidated
Net cash (used in) provided by operating activities	$(36.1)	$(7.1)	$56.7	$69.8	$—	$83.3
Cash flows from investing activities:						—
Additions to property and equipment	(1.5)	(0.1)	(7.7)	(2.9)	—	(12.2)
Lottery and gaming services expenditures	—	(4.4)	(16.6)	(3.7)	—	(24.7)
Intangible assets and software expenditures	(1.4)	(3.2)	(13.7)	(4.4)	—	(22.7)
Equity method investments	—	—	—	(17.7)	—	(17.7)
Distributions of capital on equity investments	—	1.1	—	21.3	—	22.4
Proceeds on sale of equity interest	—	—	—	44.9	—	44.9
Other	—	—	(0.8)	(0.2)	—	(1.0)
Intercompany balances	—	19.7	(30.5)	—	10.8	—
Net cash provided by (used in) investing activities	(2.9)	13.1	(69.3)	37.3	10.8	(11.0)
Cash flows from financing activities:
Net (payments) proceeds on long-term debt and financing fees	—	(5.8)	—	(0.2)	—	(6.0)
Common stock repurchases	(29.5)	—	—	—	—	(29.5)
Contingent earnout payments	—	—	—	(1.8)	—	(1.8)
Net redemptions of common stock under stock-based compensation plans	(19.2)	—	—	—	—	(19.2)
Other, principally intercompany balances	74.4	—	—	(63.6)	(10.8)	—
Net cash provided by (used in) financing activities	25.7	(5.8)	—	(65.6)	(10.8)	(56.5)
Effect of exchange rate changes on cash	—	—	(0.4)	—	—	(0.4)
Increase (decrease) in cash and cash equivalents	(13.3)	0.2	(13.0)	41.5	—	15.4
Cash and cash equivalents, beginning of period	56.0	—	24.4	73.3	—	153.7
Cash and cash equivalents, end of period	$42.7	$0.2	$11.4	$114.8	$—	$169.1

SCIENTIFIC GAMES CORPORATION AND SUBSIDIARIES
SUPPLEMENTAL CONDENSED CONSOLIDATING STATEMENT OF CASH FLOWS
Three Months Ended March 31, 2013

	Parent Company	SGI	Guarantor Subsidiaries	Non-Guarantor Subsidiaries	Eliminating Entries	Consolidated
Net cash (used in) provided by operating activities	$(15.2)	$0.6	$1.8	$36.0	$—	$23.2
Cash flows from investing activities:
Lottery, gaming and other capital expenditures and intangible and software expenditures	(1.5)	(4.2)	(8.4)	(22.2)	—	(36.3)
Other	(0.2)	—	—	1.9	—	1.7
Business acquisitions, net of cash acquired	—	—	—	(0.3)	—	(0.3)
Intercompany balances	9.3	—	6.3	—	(15.6)	—
Net cash used in investing activities	7.6	(4.2)	(2.1)	(20.6)	(15.6)	(34.9)
Cash flows from financing activities:
Net (payments) proceeds on long-term debt and financing fees	—	(1.6)	—	0.9	—	(0.7)
Net redemptions of common stock under stock-based compensation plans	(2.9)	—	—	—	—	(2.9)
Other, principally intercompany balances	—	5.5	—	(21.1)	15.6	—
Net cash provided by (used in) financing activities	(2.9)	3.9	—	(20.2)	15.6	(3.6)
Effect of exchange rate changes on cash	—	(0.3)	—	(3.4)	—	(3.7)
Increase (decrease) in cash and cash equivalents	(10.5)	—	(0.3)	(8.2)	—	(19.0)
Cash and cash equivalents, beginning of period	27.2	0.2	2.4	79.2	—	109.0
Cash and cash equivalents, end of period	$16.7	$0.2	$2.1	$71.0	$—	$90.0

Item 2. Management’s Discussion and Analysis of Financial Condition and Results of Operations

The following MD&A is intended to enhance the reader’s understanding of our operations and current business environment. This MD&A should be read in conjunction with "Management’s Discussion and Analysis of Financial Condition and Results of Operations" for the fiscal year ended December 31, 2013 and the "Business" section included in our 2013 Annual Report on Form 10-K.
This MD&A contains forward-looking statements within the meaning of the Private Securities Litigation Reform Act of 1995 and should be read in conjunction with the disclosures and information contained and referenced under “Forward-Looking Statements” included in this Quarterly Report on Form 10-Q. As used in this MD&A, the terms "we," "us," "our" and the "Company" mean Scientific Games Corporation together with its consolidated subsidiaries.
Our MD&A is organized into the following sections:

•	BUSINESS OVERVIEW

•	CONSOLIDATED RESULTS

•	BUSINESS SEGMENT RESULTS

•	RECENTLY ISSUED ACCOUNTING GUIDANCE

•	CRITICAL ACCOUNTING ESTIMATES

•	LIQUIDITY, CAPITAL SOURCES AND WORKING CAPITAL
BUSINESS OVERVIEW
We are a leading diversified supplier of technology-based products and services to the gaming and lottery industries.  The Company's portfolio includes instant and draw-based lottery games; gaming machines and game content; server-based lottery and gaming systems; sports betting technology; loyalty and rewards programs; and interactive products and services. We also gain access to technologies and pursue global expansion through strategic acquisitions, equity investments and licensing agreements.
Impact of WMS Acquisition and Other Items
On October 18, 2013, the Company acquired WMS for $1,485.9 million. For additional information regarding the WMS acquisition, please see Note 3 (Acquisitions and Dispositions) in this Quarterly Report on Form 10-Q.
We believe that the WMS acquisition is transformational for Scientific Games, adding one of the largest global gaming suppliers with a diversified suite of products and strong content creation capabilities to our portfolio. In particular, we believe that the WMS acquisition (1) significantly expands our gaming business, (2) diversifies our mix of products, customers and geographies in which we do business and (3) allows the combined company to leverage the unique core competencies of each organization. We also expect the combined company to benefit from economies of scale, which we believe will provide opportunities for synergies and cash flow improvements.
Our consolidated results of operations for the three months ended March 31, 2014 were significantly impacted by the inclusion of the results of operations of WMS in our consolidated and gaming business segment results of operations. Results for the three months ended March 31, 2013 do not include results of operations for WMS.
For 2014, we are focused on successfully integrating WMS and Scientific Games and achieving anticipated cost synergies by implementing our integration plans to streamline our operations and cost structure. We are also focused on positioning the Company for profitable growth by leveraging our core strengths and capabilities to enhance our portfolio of products and services and to expand into new markets and further penetrate existing markets worldwide. We anticipate our future results of operations will benefit from these efforts, although we expect that incremental costs and capital expenditures will be required relating to our contemplated integration activities. We also expect to incur additional costs during 2014 to position ourselves to capitalize on longer-term revenue opportunities.
Segments
We report our operations in three business segments: Instant Products, Lottery Systems and Gaming. The Instant Products and Lottery Systems business segments are managed by a single executive and the Gaming business segment is managed by a different executive, both of whom report to our chief executive officer (who is the "chief operating decision maker" under applicable accounting rules). Our interactive operating segment is aggregated with our gaming operating segment and is presented within the Gaming business segment. See "Business Segment Results" below and Note 2 (Reportable Business Segment Information) in this Quarterly Report on Form 10-Q for additional business segment information. In addition, effective in the fourth quarter of 2013, we revised our business and operating segments to reflect the reorganization of our business following the WMS acquisition and the financial information regularly reviewed by our chief executive officer. Based on that review, we moved our video systems operating segment from the Lottery Systems business segment to the Gaming business segment. This change, which was effective as of December 31, 2013, had no impact on the Company's consolidated financial statements for any periods. Business segment information for the three months ended March 31, 2013 has been adjusted to reflect this change.
Discontinued Operations
On March 25, 2013, we completed the sale of our installed base of gaming machines in our pub business, as discussed in Note 3 (Acquisitions and Dispositions) in this Quarterly Report on Form 10-Q. The results of our discontinued pub operations for the three months ended March 31, 2013 are presented in the Consolidated Statements of Operations and Comprehensive Loss in accordance with ASC 205-20, Presentation of Financial Statements - Discontinued Operations. For the three months ended March 31, 2013, we recorded a loss from discontinued operations of $0.9 million. There were no results of operations for this business for the three months ended March 31, 2014.
Foreign Exchange
Our results are subject to the impact of changes in foreign currency exchange rates, which results in the translation of foreign functional currencies into U.S. dollars and the re-measurement of foreign currency transactions. The impact of foreign currency exchange rate fluctuations represents the difference between current rates and prior-period rates applied to current activity. We derived approximately 49% and 53% of our revenue from sales to customers outside of the U.S. in 2013 and 2012, respectively. We have exposure to foreign currency volatility, particularly the British Pound Sterling and the Euro. The British Pound Sterling and the Euro represented, respectively, $57.8 million, or 14.9%, and $20.2 million, or 5.2%, of our revenue for the three months ended March 31, 2014. We also have foreign currency exposure related to certain of our equity investments. Our earnings from our Euro-denominated equity investment in LNS were $5.7 million for the three months ended March 31, 2014. See "Quantitative and Qualitative Disclosures About Market Risk" in Item 7A of our 2013 Annual Report on Form 10-K for further information regarding our foreign exchange exposures.

CONSOLIDATED RESULTS

			Variance for the
(in millions)	Three Months Ended		Three Months Ended
	March 31,		March 31,
	2014	2013	2014 vs. 2013
Revenue:
Instant games	$126.2	$122.8	$3.4	2.8%
Services	176.8	81.8	95.0	116.1%
Product sales	85.1	15.0	70.1	467.3%
Total revenue	388.1	219.6	168.5	76.7%
Operating expenses:
Cost of instant games (1)	69.9	68.2	1.7	2.5%
Cost of services (1)	66.5	46.2	20.3	43.9%
Cost of product sales (1)	46.4	10.3	36.1	350.5%
Selling, general and administrative	91.8	48.8	43.0	88.1%
Research and development	25.9	1.9	24.0	n/m
Employee termination and restructuring	5.6	0.3	5.3	n/m
Depreciation and amortization	94.1	32.8	61.3	186.9%
Operating (loss) income	(12.1)	11.1	(23.2)	n/m
Other (expense) income:
Interest expense	(47.9)	(25.0)	(22.9)	91.6%
Earnings from equity investments	5.5	6.1	(0.6)	(9.8)%
Gain on sale of equity interest	14.5	—	14.5	n/m
Other (expense) income, net	2.9	(1.0)	3.9	(390.0)%
Net loss from continuing operations before income taxes	(37.1)	(8.8)	(28.3)	321.6%
Income tax expense	(7.9)	(3.5)	(4.4)	125.7%
Net loss from continuing operations	$(45.0)	$(12.3)	$(32.7)	265.9%

n/m - "Not Meaningful"
(1) Exclusive of depreciation and amortization.

Three Months Ended March 31, 2014 Compared to Three Months Ended March 31, 2013

Revenue
Consolidated revenue increased in each of our categories of revenue: instant games, services and product sales. The inclusion of revenue from WMS increased consolidated revenue by $156.6 million. Consolidated revenue also reflected favorable foreign currency translation of $1.1 million.
Instant games revenue increased $3.4 million reflecting higher revenue from our participation contracts in U.S. and international jurisdictions and our game licensing and player loyalty programs. These increases were partially offset by lower revenue from our international price-per-unit contracts. Services revenue, which includes our participation-based and other services revenue from our U.S. and Lottery Systems and Gaming business segments, increased $95.0 million primarily reflecting the inclusion of WMS services revenue. The $70.1 million increase in product sales revenue included $63.2 million of WMS product sales revenue, with the remaining increase due to increased hardware and software sales to our international lottery customers.
Cost of Revenue
Consolidated cost of revenue increased primarily as a result of higher revenue. Cost of instant games revenue increased 2% consistent with the increase in instant games revenue of 3%. Cost of services increased 44% compared to an increase in services revenue of 116%, reflecting a more profitable revenue mix primarily attributable to WMS services revenue.

Cost of product sales increased 350% compared to an increase in sales revenue of 467%, reflecting the inclusion of WMS product sales.
SG&A
SG&A increased $43.0 million, which reflected $45.7 million of SG&A attributable to WMS partially offset by $2.9 million of lower acquisition-related fees.
R&D
R&D increased $24.0 million primarily related to the inclusion of WMS in our financial results.
Employee Termination and Restructuring

Employee termination and restructuring costs in the three months ended March 31, 2014 included $5.2 million related to WMS integration activities and $0.4 million related to the exit from our instant lottery game operations in Mexico. For additional detail on these charges, see Note 4 (Restructuring) in this Quarterly Report on Form 10-Q.

D&A

D&A increased $61.3 million, of which $50.9 million was from WMS, including incremental D&A related to purchase accounting associated with the acquisition. During the March 2014 quarter, we revised the depreciable lives of certain acquired intangible assets from a range of four to ten years to a range of three to eight years, which increased D&A in our Gaming segment by $3.7 million. Excluding the increase attributable to WMS, D&A increased $10.4 million primarily related to a write-off of $3.1 million related to internally developed software and $4.7 million primarily related to unallocated corporate internally developed software assets.

Other Income and Expense

Interest expense increased $22.9 million due to the additional indebtedness incurred under our new credit facilities to finance the WMS acquisition. For additional information regarding our indebtedness, see Note 11 (Long-term and Other Debt) in this Quarterly Report on Form 10-Q.

Earnings from equity investments were essentially flat, as a small increase in earnings from LNS was offset by decreases in earnings from our other equity investments.

In January 2014, we completed the sale of our 20% equity interest in Sportech for cash proceeds of £27.8 million, or $44.9 million, resulting in a gain of approximately £9 million, or $14.5 million.

Income Tax Expense

Income tax expense was higher due to an increase in estimated foreign income taxes. The effective income tax rates on the loss from continuing operations were (21.3)% and (40.6)% for the three months ended March 31, 2014 and 2013, respectively, and were determined using an estimated annual effective tax rate after considering any discrete items for such periods. Due to a valuation allowance against our U.S. deferred tax assets, the effective tax rates for the three months ended March 31, 2014 and 2013 do not include the benefit of the current-year U.S. tax loss. As a result, income tax expense for the three months ended March 31, 2014 and 2013 was primarily due to income tax expense in foreign jurisdictions.

Our effective income tax rate on foreign earnings was impacted by the mix of income and the statutory tax rates in our foreign jurisdictions, which ranged from a low of 0% to a high of 35%. The foreign jurisdictions that had the most impact on our foreign income tax benefit (expense) in the period include Austria, Canada, Ireland, and the U.K.

BUSINESS SEGMENTS RESULTS
INSTANT PRODUCTS
Our Instant Products segment is primarily comprised of our global instant lottery games business. We generate revenue from the manufacture and sale of instant lottery games, as well as the provision of value-added services such as game design, sales and marketing support, specialty games and promotions, inventory management and warehousing and fulfillment services. In addition, we provide licensed games, promotional entertainment and internet-based marketing services to the lottery industry. These revenues are presented as instant games revenue in our results of operations. Revenue generated from the sale of phone cards that we manufacture is presented as product sales revenue in our results of operations. Our equity investments in LNS (Italy), Northstar Illinois, Northstar New Jersey, CSG (China) and Hellenic Lotteries (Greece) are included in the Instant Products segment.
Current Quarter Update
In January 2014, we completed the installation of a new, state-of-the-art instant lottery game printing press at our Alpharetta, Georgia facility, which will provide increased capacity for the production of our instant games.
Following the expiration of our contract with Loto-Québec in January 2014, we have continued to provide instant lottery games to this customer under the previous contract terms. In November 2013, we were awarded a new price-per-unit contract with Loto-Québec, which we expect to go into effect in the second quarter of 2014 and that will represent a significantly smaller portion of such customer’s instant lottery game business than the recently expired contract. We understand that a contract has been awarded to one of our competitors for certain categories of instant games that we provided under the recently expired contract.
In April 2014, we entered into a three-year price-per-unit instant games contract to continue serving as the primary supplier to La Française des Jeux (“FDJ”), the operator of the French National Lottery and the second largest instant game lottery in the world, which includes options for FDJ to extend the contract for three additional one-year periods.
In December 2013, we initiated a plan to exit our instant lottery game operations in Mexico. In February 2014, we exited the operations and simultaneously entered into a three-year agreement to supply instant lottery games to a distributor in Mexico.
We understand that the Illinois lottery has asserted that Northstar Illinois is responsible for shortfall payments of approximately $22 million with respect to its fiscal year ended June 30, 2012 and approximately $39 million with respect to its fiscal year ended June 30, 2013. We further understand that Northstar Illinois disagrees with the methodology used by the lottery in calculating the lottery's net income for each such fiscal year that formed the basis of the lottery's shortfall payment claims and believes that certain other matters that could impact any potential shortfall payments have yet to be resolved, and has initiated the resolution process contemplated by the PMA in an attempt to resolve these matters.
We understand that, during 2013, Northstar Illinois recorded a liability of approximately $42 million associated with its estimate of the potential aggregate net shortfall payments for the first three fiscal years under its PMA with the State of Illinois. We amortize our 20% share of the $42 million of estimated shortfall payments recorded by Northstar Illinois over the ten-year life of the contract, which reduces our earnings from equity investment in Northstar Illinois.  This amount was not material to our results of operations for the three months ended March 31, 2014.
Retail sales of instant lottery games can be a key performance indicator of our instant games revenue, although there may not always be a direct correlation between retail sales and our instant games revenue due to the type of contract (e.g., participation contracts versus price-per-unit contracts), the impact of changes in our customer contracts, the performance of our game licensing and player loyalty business or other factors.
Based on third-party data, our U.S. customers' total instant lottery games retail sales increased 3.7% for the three months ended March 31, 2014 compared to the prior-year period, driven by several factors, including strong performance in those states where we provide instant game product management services. Retail sales of instant games in Italy decreased 2.7% for the three months ended March 31, 2014 compared to the prior-year period. Italy retail sales are generally impacted by the level of marketing spending and timing of the launch of new games.

Results of Operations and Key Performance Indicators for Instant Products

			Variance for the
(in millions)	Three Months Ended		Three Months Ended
	March 31,		March 31,
	2014	2013	2014 vs. 2013
Revenue:
Instant games	$126.2	$122.8	$3.4	2.8%
Product sales	3.1	3.5	(0.4)	(11.4)%
Total revenue	129.3	126.3	3.0	2.4%
Operating expenses:
Cost of instant games (1)	69.9	68.2	1.7	2.5%
Cost of product sales (1)	2.0	2.5	(0.5)	(20.0)%
Selling, general and administrative	13.0	12.3	0.7	5.7%
Research and development	0.2	0.1	0.1	100.0%
Employee termination and restructuring	0.4	0.3	0.1	33.3%
Depreciation and amortization	8.2	9.0	(0.8)	(8.9)%
Operating income	$35.6	$33.9	$1.7	5.0%

Earnings from equity investments	$5.4	$6.3	$(0.9)	(14.3)%

Key Performance Indicators:
Instant games by revenue type:
Participation contracts	$67.3	$63.4	$3.9	6.2%
Price-per-unit contracts	44.4	46.8	(2.4)	(5.1)%
Licensing and player loyalty	14.5	12.6	1.9	15.1%
Total instant games revenue	$126.2	$122.8	$3.4	2.8%

Instant games revenue by geography:
U.S.	$82.1	$76.2	5.9	7.7%
International	44.1	46.6	(2.5)	(5.4)%
Total instant games revenue	$126.2	$122.8	$3.4	2.8%

U.S. lottery customers’ retail sales of instant games	$9,820	$9,467	$353	3.7%

Italy retail sales of instant games (in Euros)	€2,476	€2,546	€(70)	(2.7)%

(1)	Exclusive of depreciation and amortization.

Three Months Ended March 31, 2014 Compared to Three Months Ended March 31, 2013

Revenue

Instant games revenue increased $3.4 million, inclusive of an unfavorable impact from foreign currency translation of $0.6 million. The increase was primarily due to $3.9 million of higher revenue from our participation contracts in the U.S. and certain international jurisdictions, including our contracts with our Northstar New Jersey joint venture and our new customer in Panama, and $1.9 million of higher revenue from our licensing and player loyalty programs. These increases were partially offset by $2.4 million decrease in revenue primarily related to our international price-per-unit contracts, including our Italy contract.

Operating Income
Operating income increased primarily due to higher revenue and a decrease in D&A, partially offset by higher SG&A reflecting higher compensation and legal expenses.
LOTTERY SYSTEMS
Our Lottery Systems business segment provides customized computer software, software support, equipment and data communication services, sports wagering systems and keno to lotteries. In the U.S., we typically provide the necessary equipment, software and maintenance services on a participation basis pursuant to long-term contracts that typically have an initial term of at least five years. Internationally, we typically sell point-of-sale terminals and/or computer software to lottery authorities and may provide ongoing fee-based systems maintenance and software support services. Our equity investment in GLB is included in the Lottery Systems segment.
Current Quarter Update
In March 2014, we executed an eight-year contract with the North Dakota Lottery, an existing customer, to implement and operate a lottery system and to provide a range of related services and marketing support. The contract is scheduled to commence in July 2014 and may be extended by the lottery for an additional two-year period.
We are the exclusive instant lottery game validation network provider to the CSL under an agreement that expires in January 2016. Under the terms of this agreement, the participation rate we receive decreased by 0.1% in January 2014. We have seen a decline in our instant lottery game validation revenue and our joint venture's instant lottery game printing revenue as CSL's retail sales of instant lottery games have declined, which we believe is due in part to competition from other lottery products. We are currently seeking opportunities to continue providing our value-added services relating to the CSL, as well as additional business development opportunities to maintain our revenue and profit relating to our China lottery business following the expiration of the our current CSL agreement. To the extent we are not able to do so, our operating results relating to our China lottery business will be adversely affected.
In June 2013, the Colorado lottery awarded a new lottery systems contract to one of our competitors. We will continue to provide lottery systems services to the Colorado lottery under our existing contract through October 2014.

We believe that our U.S. lottery customers' retail sales is a key performance indicator of our Lottery Systems services revenue, although there may not always be a direct correlation between retail sales and our Lottery Systems services revenue due to the terms of our contracts, the impact of changes in our customer contracts or other factors. We believe the level of jackpots of the Powerball and Mega Millions multi-state draw lottery games, and the number of drawings conducted before a jackpot is won, may have an impact on U.S. retail sales and, therefore, on our services revenue in any given period. Our Lottery Systems services revenue is also impacted by retail sales of instant lottery games where we provide instant lottery game validation services on a standalone basis or as part of a Lottery Systems contract. Our Lottery Systems product sales revenue primarily relates to sales of equipment in the international markets that are not subject to long-term contracts.

Results of Operations and Key Performance Indicators for Lottery Systems

			Variance for the
(in millions)	Three Months Ended		Three Months Ended
	March 31,		March 31,
	2014	2013	2014 vs. 2013
Revenue:
Services	$50.1	$47.8	$2.3	4.8%
Product sales	14.5	6.9	7.6	110.1%
Total revenue	64.6	54.7	9.9	18.1%
Operating expenses:
Cost of services (1)	30.4	27.8	2.6	9.4%
Cost of product sales (1)	11.7	5.2	6.5	125.0%
Selling, general and administrative	5.6	5.3	0.3	5.7%
Research and development	0.4	1.4	(1.0)	(71.4)%
Depreciation and amortization	14.3	12.6	1.7	13.5%
Operating income	$2.2	$2.4	$(0.2)	(8.3)%

Earnings from equity investments	$0.4	$0.1	$0.3	300.0%

Key Performance Indicators:
Services revenue by geography:
U.S. (2)	$27.6	$27.2	$0.4	1.5%
International	22.5	20.6	1.9	9.2%
Total services revenue	$50.1	$47.8	$2.3	4.8%

Product sales by geography:
U.S.	$1.5	$1.2	0.3	25.0%
International	13.0	5.7	7.3	128.1%
Total product sales revenue	$14.5	$6.9	$7.6	110.1%

U.S. lottery customers' retail sales (3)	$2,112	$2,088	$24	1.1%

(1)	Exclusive of depreciation and amortization.

(2)	U.S. services revenue includes Puerto Rico.

(3)
U.S. lottery customers' retail sales primarily include retail sales of draw games, keno and instant games validated by the relevant system. The retail sales metric for the Lottery Systems segment presented in prior periods included draw game retail sales only. We believe the revised metric more clearly correlates to our U.S. Lottery Systems services revenue, since we are generally compensated based on total retail sales generated by the relevant lottery system and not just draw game retail sales.

Three Months Ended March 31, 2014 Compared to Three Months Ended March 31, 2013

Revenue
Lottery Systems services revenue increased $2.3 million, inclusive of a favorable impact from foreign currency translation of $0.5 million, primarily due to an increase in sports betting services revenue from our international operations. Lottery Systems revenue from the U.S. was essentially flat. The $7.6 million increase in Lottery Systems product sales revenue primarily reflected higher international sales of hardware and software, which can fluctuate due to their non-recurring nature.
Operating Income
Operating income was flat for the quarter primarily due to higher revenue and lower R&D, offset by a less profitable mix of revenue and higher D&A driven by increased amortization of our internally developed software platform that was placed into service in the prior year.

GAMING
Our Gaming business segment is comprised of our gaming operating segment and our interactive operating segment. Our gaming operating segment designs, develops, manufactures, distributes and markets a comprehensive portfolio of gaming products. We lease gaming machines, systems and content and sell new and used gaming machines, VLTs, conversion kits and parts to commercial casinos, Native American casinos, wide-area gaming operators, such as LBO, arcade and bingo operators in the U.K. and continental Europe, and gaming operators affiliated with governments, such as lotteries and gaming regulators. Our interactive operating segment is comprised of our social gaming business in which we sell virtual coins for use on our social gaming sites and our real-money gaming business where we earn a percentage of net gaming revenue generated by play of our games on legalized real-money gaming websites operated by third parties. Our equity investments in RCN, ITL and, until its sale in January 2014, Sportech are part of our Gaming business segment.
We generate Gaming revenues from product sales and services. Our product sales consist of video and mechanical reel gaming machines, VLTs, conversion kits (including game, hardware and operating system conversions), parts and game content to casinos and wide-area and other gaming operators. Our services revenue includes revenue earned from leased gaming machines, other services and our interactive business.
Current Quarter Update
While our Gaming revenues increased in the 2014 first quarter compared to the prior-year period, primarily due to the inclusion of WMS’ revenue, we believe that challenging market conditions in the gaming industry have adversely impacted our 2014 first quarter results relative to WMS's prior-year period results and could continue to negatively impact our results of operations. These challenges included: (1) fewer new casino openings and expansions than in the prior year resulting in lower demand for new gaming machines; (2) increased competition, which negatively impacted our share of shipments of new gaming machines, (3) a decline in gaming operators' gross gaming revenues in the 2014 first quarter, which we believe resulted in a decrease in capital spending on new gaming machines and (4) government actions in Argentina, which limited our ability to import our products for sale in Argentina.
In March 2014, the U.K. government announced a proposed change to the machine games duty, or MGD, for certain gaming machines supplied to LBOs. The change, which is anticipated to go into effect in March 2015, raises the MGD rate from 20% to 25% of the net win generated by such gaming machines.  We anticipate that this tax change will negatively impact our LBO customers' businesses and, therefore, will negatively impact our U.K. gaming business. In addition, ongoing adverse publicity in the U.K. exists surrounding casino-style games available on certain gaming machines.  In April 2014, the U.K. government announced its intention to impose restrictions on betting shops and high stakes play, including requiring retail premises to submit planning applications and seek permission before converting their locations to betting shops, requiring customers wagering stakes of fifty Pounds or more to use account-based play or to load cash "over the counter" prior to play, and allowing players to set limits on the time or money they want to spend before commencing play. These changes, which are expected to be implemented in October 2014, could negatively impact our U.K. gaming business.
In April 2014, we entered into a three-year contract extension with the Delaware Lottery, which contemplates the placement of a minimum of 450 of our VLTs at charitable gaming organizations in Delaware.
Our interactive product portfolio recently expanded with the addition of the Gold Fish® Social Slots in the first quarter of 2014, a second social casino gaming site available on Facebook and expected to be available on mobile devices in the second quarter of 2014. We entered into several new online gaming content agreements for real-money gaming services, including with bwin.Party digital entertainment, which have further expanded our real-money gaming business.
In January 2014, we completed the sale of our 20% equity interest in Sportech for cash proceeds of £27.8 million, or $44.9 million, resulting in a gain of approximately £9 million, or $14.5 million.

Results of Operations and Key Performance Indicators for Gaming
All results for 2013 presented herein include no results of operations of WMS.

			Variance for the
(in millions)	Three Months Ended		Three Months Ended
	March 31,		March 31,
	2014	2013	2014 vs. 2013
Revenue:
Services	$126.7	$34.0	$92.7	n/m
Product sales	67.5	4.6	62.9	n/m
Total revenue	194.2	38.6	155.6	n/m
Operating expenses:
Cost of services (1)	36.1	18.4	17.7	n/m
Cost of product sales (1)	32.7	2.6	30.1	n/m
Selling, general and administrative	45.9	8.1	37.8	n/m
Research and development	25.3	0.4	24.9	n/m
Employee termination and restructuring	5.2	—	5.2	n/m
Depreciation and amortization	63.7	11.1	52.6	n/m
Operating loss	$(14.7)	$(2.0)	$(12.7)	n/m

Loss from equity investments	$(0.3)	$(0.3)	$—	0.0%
n/m - "Not Meaningful"
(1) Exclusive of depreciation and amortization.

(in millions, except for unit and per unit (or user) information)			Variance for the
	Three Months Ended		Three Months Ended
	March 31,		March 31,
	2014	2013	2014 vs 2013
Key Performance Indicators:
Services revenue:
WAP and premium participation products	$57.7	$—	$57.7	n/m
Other leased and participation products	29.9	27.4	2.5	9.1%
Interactive gaming products and services	30.8	—	30.8	n/m
Other services	8.3	6.6	1.7	25.8%
Total services revenue	$126.7	$34.0	$92.7	n/m

WAP and premium participation units (1):
Installed base at period end	9,076	—	9,076	n/m
Average installed base	9,142	—	9,142	n/m
Average daily revenue per unit	$70.13	$—	$70.13	n/m

Other leased and participation units (2):
Installed base at period end	27,645	26,348	1,297	4.9%
Average installed base	28,989	25,893	3,096	12.0%
Average daily revenue per unit	$11.47	$11.75	$(0.28)	(2.4)%

Interactive gaming products and services - social casino:
Average Monthly Active Users (MAU) (3)	4.9	—	4.9	n/m
Average Daily Active Users (DAU) (4)	1.3	—	1.3	n/m
Average revenue per daily active user (ARPDAU) (5)	$0.23	$—	$0.23	n/m

Product sales revenue:
New gaming machine sales	$49.9	$3.4	$46.5	n/m
Other product sales	17.6	1.2	16.4	n/m
Total product sales revenue	$67.5	$4.6	$62.9	n/m

Product sales:
U.S. and Canadian new unit shipments	2,036	65	1,971	n/m
International new unit shipments	1,478	326	1,152	n/m
Total new unit shipments	3,514	391	3,123	n/m
Average sales price per new unit	$14,189	$8,662	$5,527	63.8%

n/m - "Not Meaningful"

(1)	WAP and premium participation products are comprised of WMS participation gaming machines (WAP, LAP and standalone units) generally available only as leased units

(2)	Other leased and participation units are comprised principally of Scientific Games legacy server-based gaming machines, primarily in the U.K., and other leased WMS units

(3)	MAU = Monthly Active Users, a count of unique visitors to our site during a month

(4)	DAU = Daily Active Users, a count of unique visitors to our site during a day

(5)	ARPDAU = Average revenue per DAU is calculated by dividing revenue for a period by the DAU for the period by the number of days for the period

Three Months Ended March 31, 2014 Compared to Three Months Ended March 31, 2013

Revenue
The $92.7 million increase in Gaming services revenue included $93.4 million from WMS. The average daily revenue per WAP and premium participation unit increased 1% over the amount reported by WMS in the prior-year-period despite challenging gaming industry conditions, reflecting the positive performance of our new games and the shift in our installed base of WAP and premium participation units to include more WAP units. Gaming services revenue for the three months ended March 31, 2014 also included revenue from our interactive social gaming business and reflected the approximately 1.3 million average DAU for our social casinos in the period. The increase in service revenue due to the inclusion of WMS revenue was partially offset by $0.6 million of lower revenues primarily due to the loss of our Betfred contract in December 2013 and lower services revenue from our existing international gaming customers. Our average installed base of other leased and participation units rose to 28,989 units, reflecting the addition of 2,609 other leased units within the WMS footprint and an increase in the total average installed footprint of our U.K. gaming customers. Average daily revenue for our other leased and participation units declined slightly compared to the prior-year period. Services revenue also reflected a favorable foreign currency translation of $1.1 million.
The $62.9 million increase in product sales revenue included $63.2 million from WMS. New gaming machine shipments by WMS declined appreciably, reflecting the challenging gaming industry conditions discussed above. In addition, we believe our ship share declined modestly from that achieved in the December 2013 quarter. Excluding the impact of WMS revenue, product sales revenue was flat for the three months ended March 31, 2014.
Operating Loss
The $12.7 million increase in operating loss in the three months ended March 31, 2014 primarily reflected a $14.1 million operating loss of WMS. The increase in operating loss reflected employee termination and restructuring costs of $5.2 million related to the post-acquisition integration and increases in R&D of $24.9 million and D&A of $52.6 million, including incremental D&A related to purchase accounting associated with the acquisition. During the three months ended March 31, 2014, we revised the depreciable lives of certain acquired intangible assets from a range of four to ten years to a range of three to eight years, which increased depreciation and amortization by $3.7 million. Excluding the impact of WMS, our operating loss decreased $1.4 million due primarily to lower SG&A in our U.K. gaming business, partially offset by increased D&A.

Recently Issued Accounting Guidance

For a description of recently issued accounting pronouncements, see Note 1 (Description of the Business and Summary of Significant Accounting Policies) to this Quarterly Report on Form 10-Q.

CRITICAL ACCOUNTING ESTIMATES

For a description of our policies regarding our critical accounting estimates, see “Critical Accounting Estimates” in “Item 7. Management’s Discussion and Analysis of Financial Condition and Results of Operations” included in our 2013 Annual Report on Form 10-K.

We consider the following accounting estimates to be the most critical to fully understand and evaluate our reported financial results. The list below is not intended to be a comprehensive list of all of our accounting policies. Our significant accounting policies are described in Note 1 (Description of the Business and Summary of Significant Accounting Policies) in our 2013 Annual Report on Form 10-K.

•	Income taxes and deferred income taxes

•	Valuation of investments, long-lived and intangible assets and goodwill

•	Business combinations

•	Revenue recognition

•	Notes receivable

•	Performance-based compensation

•	Inventory

•	Restructuring

There have been no significant changes in our critical accounting estimate policies or the application of those policies to our consolidated financial statements from those presented in Item 7. Management’s Discussion and Analysis of Financial Condition and Results of Operations included in our 2013 Annual Report on Form 10-K.

LIQUIDITY, CAPITAL RESOURCES AND WORKING CAPITAL

Sources of Liquidity
As of March 31, 2014, our principal sources of liquidity were cash and equivalents and amounts available under our revolving credit facility discussed below under "Credit Agreement and Other Debt."
As of March 31, 2014, our available cash and equivalents and borrowing capacity totaled $425.6 million including cash and cash equivalents of $169.1 million and availability of $256.5 million under our revolving credit facility, compared to $411.0 million as of December 31, 2013 (including cash and cash equivalents of $153.7 million and availability of $257.3 million under our prior revolving credit facility). There were no borrowings outstanding under our revolving credit facility as of March 31, 2014; however, we had $43.5 million in outstanding letters of credit as of March 31, 2014, which reduces our capacity to borrow under our revolving credit facility. The amount of our available cash and equivalents fluctuates principally based on borrowings or repayments under our credit facilities, investments, acquisitions and changes in our working capital position. The borrowing capacity under our revolving credit facility will depend on the amount of outstanding borrowings and letters of credit issued and will also depend on us remaining in compliance with the covenants under our credit agreement, including the maintenance of applicable financial ratios. We were in compliance with the covenants under our credit agreement as of March 31, 2014.
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
Total cash held by our foreign subsidiaries was $114.9 million as of March 31, 2014. To the extent that a portion of our foreign cash was required to meet liquidity needs in the U.S. (which we do not currently anticipate), we might incur a tax liability to repatriate it, the timing and amount of which would depend on a variety of factors. A significant amount of the cash held by our foreign subsidiaries as of March 31, 2014 could be transferred to the U.S. as intercompany loan repayments and other tax-free basis reductions.
Our contracts are periodically subject to renewal or re-bid and there can be no assurance that we will be successful in sustaining our cash flow from operations if our contracts are not renewed or replaced or are renewed on less favorable terms, or if we are unable to enter into new contracts. In addition, lottery customers in the U.S. generally require service providers to provide performance bonds in connection with the relevant contract. As of March 31, 2014, our outstanding performance bonds totaled $195.6 million. Our ability to obtain performance bonds on commercially reasonable terms is subject to our financial condition and to prevailing market conditions, which may be impacted by economic and political events. Although we have not experienced difficulty in obtaining such bonds to date, there can be no assurance that we will continue to be able to obtain performance bonds on commercially reasonable terms or at all. If we need to refinance all or part of our indebtedness at or before maturity, there can be no assurance that we will be able to obtain new financing or to refinance any of our indebtedness on commercially reasonable terms or at all.
Cash Flow Summary

	Three Months Ended March 31,		Variance for the Three Months Ended March 31,
	2014	2013	2014 vs. 2013
Net cash provided by operating activities	$83.3	$23.2	$60.1
Net cash used in investing activities	(11.0)	(34.9)	23.9
Net cash used in financing activities	(56.5)	(3.6)	(52.9)
Effect of exchange rates on cash and cash equivalents	(0.4)	(3.7)	3.3
Increase (decrease) in cash and cash equivalents	$15.4	$(19.0)	$34.4
Cash flows from operating activities
Net cash provided by operating activities for the three months ended March 31, 2014 increased $60.1 million over the prior-year period reflecting a $17.4 million increase in net earnings after adjustments for non-cash items and $26.7 million of favorable changes in current assets and liabilities, net of effects of acquisitions, due primarily to the acquisition of WMS. The increase in net cash provided by operating activities also reflected an increase in distributions received from our equity investments of $16.0 million primarily related to a distribution of $18.2 million from LNS in the current-year period.
Cash flows from investing activities
The reduction in net cash used in investing activities primarily reflected a distribution of capital from LNS of $22.4 million and proceeds from the sale of our equity interest in Sportech of $44.9 million, partially offset by increased capital expenditures of $23.3 million related to contracts in our Lottery Systems business and capital expenditures by WMS.  We also made a capital contribution to ITL of $17.7 million related to the roll-out of gaming terminals for a customer in the U.K.
Cash flows from financing activities
The increase in net cash used in financing activities was primarily due to common stock repurchases of $29.5 million, the redemption of common stock under our stock-based compensation plans of $16.3 million and a principal payment under our term loan of $5.8 million.

Credit Agreement and Other Debt
As of March 31, 2014, our total debt was comprised principally of $2,294.2 million (excluding an unamortized discount of $10.7 million) outstanding under our term loan facilities under the credit agreement discussed below, $250.0 million in aggregate principal amount of our 2018 Notes, $346.5 million in aggregate principal amount of our 2019 Notes, $300.0 million in aggregate principal amount of our 2020 Notes, $7.0 million of China Loans and $14.2 million in capital leases related to our U.K. gaming operations. We use interest rate swap derivatives to diversify our debt portfolio between fixed and variable rate instruments. For further information regarding our interest rate risk and interest rate hedging instruments, see "Quantitative and Qualitative Disclosures About Market Risk" in Item 7A in our 2013 Annual Report on Form 10-K.
Senior Secured Credit Facilities
In connection with the WMS acquisition, the Company and certain of its subsidiaries entered into a credit agreement dated as of October 18, 2013, by and among SGI, as the borrower, the Company, as a guarantor, Bank of America, N.A., as administrative agent, and the lenders and other agents party thereto providing for senior secured credit facilities in an aggregate principal amount of $2,600.0 million including a $300.0 million revolving credit facility, which has dollar and multi-currency tranches, and a $2,300.0 million term loan facility. The term loan facility was used, in part, to finance the consideration paid in the WMS acquisition, to repay all indebtedness under our and WMS's prior credit agreements and to pay related acquisition and financing fees and expenses. Up to $200.0 million of the revolving credit facility is available for issuances of letters of credit. The term loan is scheduled to mature on October 18, 2020 and the revolving credit facility is scheduled to mature on October 18, 2018 (subject to accelerated maturity dates depending on our liquidity at the time our 2018 Notes, 2019 Notes and 2020 Notes become due).

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
We were in compliance with our covenants under our new credit agreement as of March 31, 2014.
Senior Subordinated Notes
For additional information concerning our 2018 Notes, 2019 Notes and 2020 Notes, please see Note 15 in our 2013 Annual Report on Form 10-K.
Capital Leases
On March 31, 2014, we entered into a new leasing arrangement with ITL for the lease of gaming machines in connection with a long-term contract with a U.K. customer. As of March 31, 2014, we recorded a capital lease asset and minimum lease liability of $14.2 million. We expect the lease value will increase during 2014 as we lease additional gaming machines that will be placed into service under this contract.
Contractual Obligations

There have been no material changes to our contractual obligations disclosed in "Item 7. Management's Discussion and Analysis of Financial Condition and Results of Operations - Liquidity, Capital Resources and Working Capital - Contractual Obligations" included in our 2013 Annual Report on Form 10-K.

Item 3. Quantitative and Qualitative Disclosures about Market Risk

There have been no material changes to the disclosure under “Item 7A. Quantitative and Qualitative Disclosures about Market Risk” included in our 2013 Annual Report on Form 10-K.

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

Changes in Internal Control over Financial Reporting

There were no changes in our internal control over financial reporting during the three months ended March 31, 2014 that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

PART II.  OTHER INFORMATION

Item 1. Legal Proceedings
The Company is involved in various legal proceedings, including those discussed below. We record an accrual for legal contingencies when it is both probable that a liability will be incurred and the amount or range of the loss can be reasonably estimated. We evaluate our accruals for legal contingencies at least quarterly and, as appropriate, establish new accruals or adjust existing accruals to reflect (1) the facts and circumstances known to us at the time, including information regarding negotiations, settlements, rulings and other relevant events and developments, (2) the advice and analyses of counsel and (3) the assumptions and judgment of management. Legal costs associated with our legal proceedings are expensed as incurred. We had accrued liabilities of $25.9 million for all of our legal matters that were contingencies as of March 31, 2014 and December 31, 2013.
Substantially all of our legal contingencies are subject to significant uncertainties and, therefore, determining the likelihood of a loss and/or the measurement of any loss involves a series of complex judgments about future events. Consequently, the ultimate outcomes of our legal contingencies could result in losses in excess of amounts we have accrued. Any such losses could have a material adverse impact on our results of operations, financial position and cash flows.
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
In June 1999, Ecosalud filed a collection proceeding against SGI to enforce the liquidation resolution and recover the claimed damages. In May 2013, the Tribunal denied SGI's merit defenses to the collection proceeding and issued an order of payment of approximately 90 billion Colombian pesos (approximately $47 million based on the current exchange rate) plus default interest (potentially accrued since 1994). SGI has filed an appeal to the Council of State, which appeal has stayed the payment order.
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
SNAI Litigation
On April 16, 2012, certain VLTs operated by SNAI in Italy and supplied by Barcrest erroneously printed what appeared to be winning jackpot and other tickets with a face amount in excess of €400.0 million. SNAI has stated, and system data confirms, that no jackpots were actually won on that day. The terminals have been deactivated by the Italian regulatory authority. Following the incident, we understand that the Italian regulatory authority revoked the certification of the version of the gaming system that Barcrest provided to SNAI and fined SNAI €1.5 million, but determined to not revoke SNAI's concession to operate VLTs in Italy.

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
WMS Merger Litigation
Complaints challenging the WMS merger were filed in early 2013 in the Delaware Court of Chancery, the Circuit Court of Cook County, Illinois and the Circuit Court of the Nineteenth Judicial Circuit, Lake County, Illinois. The actions are putative class actions filed on behalf of WMS stockholders. The complaints generally allege that the WMS directors breached their fiduciary duties in connection with their consideration and approval of the merger and in connection with their public disclosures concerning the merger. The complaints allege that other defendants, including WMS, Scientific Games Corporation and certain affiliates of Scientific Games Corporation, aided and abetted those alleged breaches. The plaintiffs sought equitable relief, including to enjoin the acquisition, to rescind the acquisition if not enjoined, damages, attorneys' fees and other costs.
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
IGT License Claims
In early 2012, IGT initiated an audit to determine whether WMS was in compliance with the terms of a license agreement between the two parties. IGT claimed that WMS underpaid license fees by approximately $25 million plus approximately $11 million in interest.  IGT subsequently filed a demand for arbitration with the AAA seeking $50.0 million from WMS.  We initiated an action in the U.S. District Court for the District of Nevada seeking a preliminary injunction to enjoin or limit the scope of the arbitration and to restrain IGT from seeking to enforce certain provisions of the arbitration clause in the license agreement, as well as a refund of overpaid royalty payments.  Our motion for preliminary injunction was denied by the District Court in March 2014 and our action seeking recovery of overpaid royalty payments has been stayed pending resolution of certain matters in the arbitration. We have denied IGT’s claims in the arbitration. While we believe we have meritorious defenses with respect to these license claims, the proceedings are in their early stages and we cannot currently predict the outcome of this matter.
Item 1A. Risk Factors

There have been no material changes in our risk factors from those disclosed under "Item 1A. Risk Factors" included in our 2013 Annual Report on Form 10-K.

Item 2. Unregistered Sales of Equity Securities and Use of Proceeds

ISSUER PURCHASES OF EQUITY SECURITIES

Period	Total Number of Shares Purchased (1)	Average Price Paid per Share	Total Number of Shares Purchased as Part of Publicly Announced Plans or Programs	Approximate Dollar Value of Shares that May Yet Be Purchased Under the Plans or Programs (2)
1/1/2014 - 1/31/2014	1,528,687	$15.73	1,093,300	$87.6 million
2/1/2014 - 2/28/2014	1,079,319	$13.82	906,700	$75.0 million
3/1/2014 - 3/31/2014	150,443	$15.00	—	$75.0 million
Total	2,758,449	$14.94	2,000,000	$75.0 million

(1)
In addition to shares of Class A common stock repurchased as part of our publicly announced stock repurchase program, this column reflects 0.8 million shares withheld from employees to satisfy the withholding taxes associated with the vesting of RSUs during the three months ended March 31, 2014.

(2)
On December 5, 2013, our board of directors approved an extension of our existing stock repurchase program to December 31, 2014. The program, originally announced in May 2010, was due to expire on December 31, 2013. Under the program, we are authorized to repurchase, from time to time through open market purchases or otherwise, shares of our outstanding common stock in an aggregate amount up to $200 million. As of March 31, 2014, we had $75.0 million available for potential repurchases under the program. We repurchased 2.0 million shares under the repurchase program for $29.5 million during the three months ended March 31, 2014.

Item 3. Defaults Upon Senior Securities

None.

Item 4. Mine Safety Disclosures

Not applicable.

Item 5. Other Information

None.

Item 6. Exhibits

Exhibit Number

10.1	Amended and Restated Executive Employment Agreement dated as of April 1, 2014 by and between WMS Industries Inc., the Company and Scott D. Schweinfurth.*(†)

10.2
Agreement and General Release dated as of January 8, 2014 by and between the Company and Michael R. Chambrello (incorporated by reference to Exhibit 10.31 to the Company's Annual Report on Form 10-K for the fiscal year ended December 31, 2013).*

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

101
Financial statements from the Quarterly Report on Form 10-Q of the Company for the quarter ended March 31, 2014, filed on May 8, 2014, formatted in Extensible Business Reporting Language (XBRL): (i) the Consolidated Statements of Operations and Comprehensive Loss, (ii) the Consolidated Balance Sheets, (iii) the Consolidated Statements of Cash Flows and (iv) the Notes to Consolidated Financial Statements tagged as blocks of text. (†)(*)

(†) Filed herewith.
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

SCIENTIFIC GAMES CORPORATION
(Registrant)

		By:	/s/ Scott D. Schweinfurth
		Name:	Scott D. Schweinfurth
		Title:	Executive Vice President and Chief Financial Officer

		By:	/s/ Jeffrey B. Johnson
		Name:	Jeffrey B. Johnson
		Title:	Vice President, Finance, and Chief Accounting Officer

Dated:	May 8, 2014