Form 10-K/A
period 2013-12-31
SCIENTIFIC GAMES CORP
filed 2014-06-26
CIK 750004

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
Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Act). Yes ☐    No ☒
As of June 30, 2013, the market value of voting and non-voting common equity held by non-affiliates of the registrant was approximately $545,560,256 (1).
Common shares outstanding as of March 10, 2014 were 83,933,250.
         DOCUMENTS INCORPORATED BY REFERENCE

Document	Parts in Which Incorporated
Proxy Statement for the Company's 2014 Annual Meeting of Stockholders	Part III

________________________________________________________________________________________________________________________________

(1)	For this purpose only, "non-affiliates" excludes directors and executive officers.

Explanatory Note

Unless the context indicates otherwise, all references to “Scientific Games,” “we,” “our,” and the “Company” refer to Scientific Games Corporation and its consolidated entities.

This Amendment No. 1 on Form 10-K/A (this “Amendment No. 1”) to our Annual Report on Form 10-K for the year ended December 31, 2013, filed with the Securities and Exchange Commission (“SEC”) on March 17, 2014 (the “Annual Report”), is being filed for the purpose of providing the 2011 audit opinion of Beijing CITIC Scientific Games Technology Co., Ltd. (“CSG”) as Exhibit 99.10, the separate financial statements of CSG as Exhibit 99.11 and the separate financial statements and 2011 audit opinion of Beijing Guard Libang Technology Co., Ltd. (“Guard Libang”) as Exhibit 99.12, in each case in Part IV, Item 15, Exhibits, Financial Statement Schedules (“Item 15”), in accordance with Rule 3-09 of Regulation S-X (“Rule 3-09”). As indicated in the Annual Report, CSG and Guard Libang are foreign equity method investees of Scientific Games. In accordance with Rule 3-09(b)(1), the separate financial statements of CSG and Guard Libang, which were not available prior to the filing of the Annual Report, are being filed with this Amendment No. 1 within six months after the end of our fiscal year. Each of the equity method investees is solely responsible for the form and content of the financial statements of such equity method investee provided herewith.

As required by the rules of the SEC, this Amendment No. 1 sets forth an amended Item 15 in its entirety and includes new certifications of our Chief Executive Officer and Chief Financial Officer (Exhibits 31.1, 31.2, 32.1 and 32.2), as well as new consents of independent auditors (Exhibits 23.3 and 23.4).

Except as set forth above, no changes have been made to the Annual Report, and this Amendment No. 1 does not amend, modify or update in any way any of the financial statements of the Company or other information contained in the Annual Report. This Amendment No. 1 does not reflect events that may have occurred subsequent to the filing date of the Annual Report. Accordingly, this Amendment No. 1 should be read in conjunction with the Annual Report and the Company's filings with the SEC subsequent to the filing of the Annual Report.

PART IV
ITEM 15. EXHIBITS, FINANCIAL STATEMENT SCHEDULES
(a)
1. Financial Statements:
The following consolidated financial statements and schedules are included in Item 15 of the Annual Report.

Report of Deloitte & Touche, LLP, Independent Registered Public Accounting Firm
Consolidated Statements of Operations and Comprehensive Income for the years ended December 31, 2013, 2012 and 2011
Consolidated Balance Sheets as of December 31, 2013 and 2012
Consolidated Statements of Stockholders Equity for the years ended December 31, 2013, 2012 and 2011
Consolidated Statements of Cash Flows for the years ended December 31, 2013, 2012 and 2011
Notes to Consolidated Financial Statements
The financial statements of CSG and Guard Libang are included in this filing as Exhibits 99.11 and 99.12, respectively, pursuant to Rule 3-09.
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

June 26, 2014	Scientific Games Corporation

	By:	/s/ Scott D. Schweinfurth
Scott D. Schweinfurth, Chief Financial Officer

	By:	/s/ Jeffrey B. Johnson
Jeffrey B. Johnson Chief Accounting Officer

3.    Exhibits
EXHIBIT INDEX

Exhibit Number	Description
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

10.31	Agreement and General Release dated as of January 8, 2014 by and between the Company and Michael R. Chambrello.*(†)

Exhibit Number	Description
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

Exhibit Number	Description
10.43	Employment Agreement dated as of November 22, 2013 by and between the Company and Andrew E. Tomback.* (†)

10.44	Employment Agreement dated as of December 5, 2013 by and between the Company and David L. Kennedy.*(†)

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

12	Computation of Ratio of Earnings to Fixed Charges.(†)

21	List of Subsidiaries.(†)

23.1	Consent of Deloitte & Touche LLP, Independent Registered Public Accounting Firm.(†)

Exhibit Number	Description
23.2	Consent of Reconta Ernst & Young S.p.A., Independent Registered Public Accounting Firm.(†)

23.3	Consent of Ernst & Young Hua Ming LLP, Independent Registered Public Accounting Firm.(††)

23.4	Consent of KPMG Huazhen (Special General Partnership), Independent Auditors.(††)

31.1	Certification of Chief Executive Officer pursuant to Rule 13a-14(a) under the Securities Exchange Act of 1934.(††)

31.2	Certification of Chief Financial Officer pursuant to Rule 13a-14(a) under the Securities Exchange Act of 1934.(††)

32.1	Certification of Chief Executive Officer pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.(††)

32.2	Certification of Chief Financial Officer pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.(††)

99.1	Report of Reconta Ernst & Young S.p.A., Independent Registered Public Accounting Firm.(†)

99.2	Financial Statements of Lotterie Nazionali S.r.l.(†)

99.3	Report of Reconta Ernst & Young S.p.A., Independent Registered Public Accounting Firm.(†)

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

99.9	Gaming Regulations.(†)

99.10	Report of Ernst & Young Hua Ming LLP, Independent Registered Public Accounting Firm.(††)

99.11	Financial Statements of Beijing CITIC Scientific Games Technology Co., Ltd. for the years ended December 31, 2011(audited), 2012(unaudited) and 2013(unaudited)(††)

Exhibit Number	Description
99.12
Report of KPMG Huazhen (Special General Partnership), Independent Auditors, and Financial Statements of Beijing Guard Libang Technology Co., Ltd. for the years ended December 31, 2011(audited), 2012(unaudited) and 2013(unaudited)(††)

101
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

(†)     Previously filed with the Company’s Annual Report on Form 10-K for the year ended December 31, 2013, which was filed with the Securities and Exchange Commission on March 17, 2014.

(††)     Filed herewith.