Form 10-Q
period 2014-06-30
SCIENTIFIC GAMES CORP
filed 2014-08-06
CIK 750004

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549
FORM 10-Q

☒ QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended June 30, 2014

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
Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act). Yes ☐ No ☒
The registrant has the following number of shares outstanding of each of the registrant’s classes of common stock as of August 1, 2014:
Class A Common Stock: 84,649,405
Class B Common Stock: None

SCIENTIFIC GAMES CORPORATION AND SUBSIDIARIES
INDEX TO FINANCIAL INFORMATION
AND OTHER INFORMATION
THREE AND SIX MONTHS ENDED JUNE 30, 2014

Glossary of Terms

As used in this Quarterly Report on Form 10-Q, the terms "we," "us," "our" and the "Company" mean Scientific Games Corporation and its consolidated subsidiaries. The following terms or acronyms used in this Form 10-Q are defined below:

Term or Acronym	Definition
2018 Notes	8.125% senior subordinated notes due 2018 issued by Scientific Games Corporation
2019 Notes	9.250% senior subordinated notes due 2019 issued by SGI
2020 Notes	6.250% senior subordinated notes due 2020 issued by SGI
2021 Notes	6.625% senior subordinated notes due 2021 issued by SGI
ASC	Accounting Standards Codification
ASU	Accounting Standards Update
Barcrest	Barcrest Group Limited, an indirect wholly owned subsidiary of Scientific Games Corporation
China Loans	RMB denominated loans due 2014
CSG	Beijing CITIC Scientific Games Technology Co., Ltd., the instant games supplier to the CSL, in which we have a 49% equity interest
CSL	China Sports Lottery
D&A	depreciation and amortization expense
ESPP	Employee Stock Purchase Plan
FASB	Financial Accounting Standards Board
Global Draw	The Global Draw Limited, an indirect wholly owned subsidiary of Scientific Games Corporation
GLB	Beijing Guard Libang Technology Co., Ltd., a provider of lottery systems and services to the China Welfare Lottery, in which we have a 50% equity interest
Hellenic Lotteries	Hellenic Lotteries S.A., the operator of the Greek state lotteries, in which we have a 16.5% equity interest
ITL	International Terminal Leasing, an entity that leases gaming machines to us for provision to our customers, in which we have a 50% equity interest
LAP	local-area progressive
LBO	licensed betting office
LNS	Lotterie Nazionali S.r.l., the operator of the Gratta e Vinci instant ticket lottery in Italy, in which we have a 20% equity interest
MD&A	Management’s discussion and analysis of financial condition and results of operations
Northstar Illinois	Northstar Lottery Group, LLC, the private manager of the Illinois lottery, in which we have a 20% equity interest
Northstar New Jersey	Northstar New Jersey Lottery Group, LLC, the operating entity that provides marketing and sales services to the New Jersey lottery, in which we have a 17.69% equity interest
Note	refers to a note to our Consolidated Financial Statements, unless otherwise specified
participation	with respect to our lottery business, refers to a contract or arrangement in which we are paid based on a percentage of retail sales
PMA	private management agreement
Provoloto	SG Provoloto, S. de R.L. de C.V., an indirect wholly owned subsidiary of Scientific Games Corporation until February 2014
R&D	research and development expense
RCN	Roberts Communications Network, LLC, a provider of communications services to racing and other customers, in which we have a 29.4% equity interest
RMB	Chinese Renminbi Yuan
RSU	restricted stock unit
SEC	Securities and Exchange Commission
SG&A	selling, general and administrative expense
SGI	Scientific Games International, Inc., a direct wholly owned subsidiary of Scientific Games Corporation
Sportech	Sportech plc, an operator and supplier of sports pools and tote systems, in which we had a 20% equity interest until January 2014
U.S.	United States of America
U.S. GAAP	accounting principles generally accepted in the United States of America
VLT	video lottery terminal
WAP	wide-area progressive
WMS	WMS Industries Inc., a direct wholly owned subsidiary of Scientific Games Corporation

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

•	slow growth of new gaming jurisdictions, slow addition of casinos in existing jurisdictions and declines in the replacement cycle of gaming machines;

•	ownership changes and consolidation in the casino industry;

•	opposition to legalized gaming or the expansion thereof;

•	inability to adapt to, and offer products that keep pace with, evolving technology;

•	inability to develop successful gaming concepts and content;

•	laws and government regulation, including those relating to gaming licenses and environmental laws;

•	inability to identify and capitalize on trends and changes in the lottery and gaming industries, including the expansion of interactive gaming;

•	dependence upon key providers in our social gaming business;

•	inability to retain or renew existing contracts or enter into new contracts, or less favorable modifications to existing contracts;

•	level of our indebtedness, unavailability or inadequacy of cash flows to satisfy obligations or future needs, and restrictions and covenants in our debt agreements;

•	protection of our intellectual property, ability to license third party intellectual property and the intellectual property rights of others;

•	security and integrity of our software and systems and reliance on or failures in our information technology systems;

•	natural events that disrupt our operations or those of our customers, suppliers or regulators;

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

•
inability to complete and integrate future acquisitions, including the pending acquisition or Bally Technologies, Inc. ("Bally") due to the failure to obtain the required approvals or debt financing or otherwise;

•	litigation related to the pending Bally acquisition;

•	disruption of our current plans and operations as a result of the pending Bally acquisition;

•	costs, charges and expenses related to the pending Bally acquisition;

•
failure to realize the intended benefits of the pending Bally acquisition, including the inability to realize the anticipated synergies in the expected amount or within the anticipated time frames or cost expectations or at all;

•	incurrence of restructuring costs and impairment charges and compliance with revenue recognition standards

•	fluctuations in our results due to seasonality and other factors;

•	dependence on suppliers and manufacturers;

•	risks relating to foreign operations, including fluctuations in foreign currency exchange rates and restrictions on the import of our products;

•	dependence on our employees;

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
This Quarterly Report on Form 10-Q may contain references to industry market data and certain industry forecasts. Industry market data and industry forecasts are obtained from publicly available information and industry publications. Industry publications generally state that the information contained therein has been obtained from sources believed to be reliable, but that the accuracy and completeness of that information is not guaranteed. Although we believe industry information to be accurate, it is not independently verified by us and we do not make any representation as to the accuracy of that information. In general, we believe there is less publicly available information concerning the international lottery and gaming industries than the lottery and gaming industries in the U.S.

PART I. FINANCIAL INFORMATION

Item 1. Financial Statements

SCIENTIFIC GAMES CORPORATION AND SUBSIDIARIES
CONSOLIDATED STATEMENTS OF OPERATIONS AND COMPREHENSIVE LOSS
(Unaudited, in millions, except per share amounts)

	Three Months Ended		Six Months Ended
	June 30,		June 30,
	2014	2013	2014	2013
Revenue:
Instant games	$135.4	$126.5	$261.6	$249.3
Services	179.3	85.2	356.1	167.0
Product sales	102.2	23.3	187.3	38.3
Total revenue	416.9	235.0	805.0	454.6
Operating expenses:
Cost of instant games (1)	72.9	71.5	142.8	139.7
Cost of services (1)	64.6	46.2	131.1	92.4
Cost of product sales (1)	54.9	15.7	101.3	26.0
Selling, general and administrative	95.2	44.7	187.0	93.5
Research and development	24.8	1.4	50.7	3.3
Employee termination and restructuring	4.9	—	10.5	0.3
Depreciation and amortization	96.0	43.1	190.1	75.9
Operating income (loss)	3.6	12.4	(8.5)	23.5
Other income (expense):
Interest expense	(49.3)	(25.1)	(97.2)	(50.1)
Earnings from equity investments	0.7	3.5	6.2	9.6
Loss on early extinguishment of debt	(25.9)	—	(25.9)	—
Gain on sale of equity interest	—	—	14.5	—
Other income (expense), net	3.2	0.2	6.1	(0.8)
Total other expense	(71.3)	(21.4)	(96.3)	(41.3)
Net loss from continuing operations before income taxes	(67.7)	(9.0)	(104.8)	(17.8)
Income tax expense	(4.7)	(3.4)	(12.6)	(6.9)
Net loss from continuing operations	$(72.4)	$(12.4)	$(117.4)	$(24.7)

Discontinued operations:
Loss from discontinued operations	—	(0.7)	—	(2.6)
Other expense	—	0.1	—	—
Gain on sale of assets	—	—	—	0.8
Income tax benefit	—	—	—	0.3
Net loss from discontinued operations	$—	$(0.6)	$—	$(1.5)

Net loss	$(72.4)	$(13.0)	$(117.4)	$(26.2)

Other comprehensive income (loss):
Foreign currency translation gain (loss)	10.0	0.6	10.1	(38.7)
Pension and post-retirement (loss) gain, net of tax	(0.2)	0.2	(0.1)	0.7
Derivative financial instruments unrealized (loss) gain, net of tax	(5.6)	—	(6.3)	0.7
Other comprehensive income (loss)	4.2	0.8	3.7	(37.3)
Comprehensive loss	$(68.2)	$(12.2)	$(113.7)	$(63.5)

(1) Exclusive of depreciation and amortization.

SCIENTIFIC GAMES CORPORATION AND SUBSIDIARIES
CONSOLIDATED STATEMENTS OF OPERATIONS AND COMPREHENSIVE LOSS (cont'd)
(Unaudited, in millions, except per share amounts)

	Three Months Ended		Six Months Ended
	June 30,		June 30,
	2014	2013	2014	2013
Basic net loss per share:
Continuing operations	$(0.86)	$(0.14)	$(1.39)	$(0.29)
Discontinued operations	—	(0.01)	—	(0.02)
Total basic net loss per share	$(0.86)	$(0.15)	$(1.39)	$(0.31)
Diluted net loss per share:
Continuing operations	$(0.86)	$(0.14)	$(1.39)	$(0.29)
Discontinued operations	—	(0.01)	—	(0.02)
Total diluted net loss per share	$(0.86)	$(0.15)	$(1.39)	$(0.31)

Weighted average number of shares used in per share calculations:
Basic shares	84.4	85.0	84.4	84.8
Diluted shares	84.4	85.0	84.4	84.8

 See accompanying notes to consolidated financial statements.

SCIENTIFIC GAMES CORPORATION AND SUBSIDIARIES
CONSOLIDATED BALANCE SHEETS
(in millions, except par value)

	June 30, 2014	December 31, 2013
ASSETS	(Unaudited)
Current assets:
Cash and cash equivalents	$89.2	$153.7
Restricted cash	11.8	10.9
Accounts receivable, net	326.5	346.0
Notes receivable, net	135.0	158.7
Inventories	170.3	137.8
Deferred income taxes, current portion	35.1	35.1
Prepaid expenses, deposits and other current assets	111.3	119.3
Total current assets	879.2	961.5
Property and equipment, net	766.8	772.6
Long-term notes receivable	56.4	72.6
Goodwill	1,197.8	1,186.9
Intangible assets, net	510.3	411.1
Software, net	321.1	343.5
Equity investments	329.7	367.2
Other assets	122.2	126.5
Total assets	$4,183.5	$4,241.9

LIABILITIES AND STOCKHOLDERS’ EQUITY
Current liabilities:
Debt payments due within one year	$36.2	$30.4
Accounts payable	83.9	140.9
Accrued liabilities	280.1	285.8
Total current liabilities	400.2	457.1
Deferred income taxes	146.1	138.0
Other long-term liabilities	223.8	109.6
Long-term debt, excluding current installments	3,187.5	3,162.2
Total liabilities	3,957.6	3,866.9
Commitments and contingencies
Stockholders' equity:
Class A common stock, par value $0.01 per share: 199.3 shares authorized; 101.8 and 100.4 shares issued and 84.6 and 85.2 shares outstanding, respectively	1.0	1.0
Additional paid-in capital	731.9	737.8
Accumulated loss	(353.8)	(236.4)
Treasury stock, at cost: 17.2 and 15.2 shares held, respectively	(175.2)	(145.7)
Accumulated other comprehensive income	22.0	18.3
Total stockholders' equity	225.9	375.0
Total liabilities and stockholders' equity	$4,183.5	$4,241.9

See accompanying notes to consolidated financial statements.

SCIENTIFIC GAMES CORPORATION AND SUBSIDIARIES
CONSOLIDATED STATEMENTS OF CASH FLOWS
(Unaudited, in millions)

	Six Months Ended
	June 30,
	2014	2013
Cash flows from operating activities:
Net loss	$(117.4)	$(26.2)
Adjustments to reconcile net loss to net cash provided by operating activities:
Depreciation and amortization	190.1	76.4
Change in deferred income taxes	1.9	1.5
Stock-based compensation	13.4	11.5
Non-cash interest expense	8.6	3.4
Earnings from equity investments, net	(6.2)	(9.6)
Distributed earnings from equity investments	21.2	28.3
Loss on early extinguishment of debt	25.9	—
Gain on sale of equity interest	(14.5)	—
Changes in current assets and liabilities, net of effects of acquisitions:
Accounts and notes receivable	60.9	17.1
Inventories	(30.2)	1.1
Accounts payable	(48.6)	(16.2)
Accrued liabilities	(4.1)	(15.1)
Other current assets and liabilities	9.2	1.1
Other	(3.1)	(3.3)
Net cash provided by operating activities	107.1	70.0

Cash flows from investing activities:
Additions to property and equipment	(21.1)	(15.0)
Lottery and gaming services expenditures	(44.8)	(43.1)
Intangible assets and software expenditures	(48.8)	(22.4)
Proceeds from asset disposals	—	0.9
Change in other assets and liabilities, net	(0.2)	(0.2)
Additions to equity method investments	(40.6)	(21.4)
Distributions of capital on equity investments	32.9	16.3
Proceeds from sale of equity interest	44.9	—
Restricted cash	(0.9)	1.3
Business acquisitions, net of cash acquired	—	(0.4)
Net cash used in investing activities	(78.6)	(84.0)

Cash flows from financing activities:
Proceeds from the issuance of long-term debt	347.9	2.6
Payments on long-term debt	(364.7)	(11.7)
Payments of financing fees	(22.8)	(2.0)
Common stock repurchases	(29.5)	—
Contingent earnout payments	(3.2)	—
Net redemptions of common stock under stock-based compensation plans	(19.2)	(2.8)
Net cash used in financing activities	(91.5)	(13.9)
Effect of exchange rate changes on cash and cash equivalents	(1.5)	(3.0)
Decrease in cash and cash equivalents	(64.5)	(30.9)
Cash and cash equivalents, beginning of period	153.7	109.0
Cash and cash equivalents, end of period	$89.2	$78.1

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
Basis of Presentation and Principles of Consolidation
The accompanying consolidated financial statements of the Company have been prepared in accordance with SEC and U.S. GAAP requirements. All monetary values set forth in these financial statements are in U.S. dollars ("$") unless otherwise stated herein. The accompanying consolidated financial statements include the Company's accounts and subsidiaries that are wholly owned and in which we have a controlling financial interest. Investments in other entities in which we do not have a controlling financial interest but we exert significant influence are accounted for in the consolidated financial statements using the equity method of accounting. All intercompany balances and transactions have been eliminated in consolidation. We have evaluated subsequent events through the date of these financial statements. In the opinion of management, we have made all adjustments necessary to present fairly our consolidated financial position, results of operations, comprehensive loss and cash flows for the periods presented. Such adjustments are of a normal, recurring nature. These consolidated financial statements should be read in conjunction with the consolidated financial statements and notes thereto included in our 2013 Annual Report on Form 10-K. Interim results of operations are not necessarily indicative of results of operations for a full year.
In our Consolidated Statements of Operations and Comprehensive Loss for the three and six months ended June 30, 2013, we reclassified $1.4 million and $3.3 million, respectively, of R&D expense previously included within SG&A to conform to the current-year presentation.
On March 25, 2013, we completed the sale of our installed base of gaming machines in our pub business as discussed in Note 3 (Acquisitions and Dispositions) to this Quarterly Report on Form 10-Q. The results of the discontinued pub operations for the three and six months ended June 30, 2013 are presented herein in accordance with ASC 205, Presentation of Financial Statements - Discontinued Operations. There were no results of operations for this business for the three or six months ended June 30, 2014.

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

In April 2014, the FASB issued ASU 2014-08, Reporting Discontinued Operations and Disclosures of Disposals of Components of an Entity. ASU 2014-08 changes the criteria for reporting discontinued operations and modifies related disclosure requirements. The new guidance is effective on a prospective basis for fiscal years beginning after December 15, 2014, and interim periods thereafter. We do not expect ASU 2014-08 to have a material effect on our financial condition, results of operations or cash flows.
In May 2014, the FASB issued ASU No. 2014-09, Revenue from Contracts with Customers. The amended guidance outlines a single comprehensive revenue model for entities to use in accounting for revenue arising from contracts with customers. The guidance supersedes most current revenue recognition guidance, including industry-specific guidance. The core principle of the revenue model is that “an entity recognizes revenue to depict the transfer of promised goods or services to customers in an amount that reflects the consideration to which the entity expects to be entitled in exchange for those goods or services.” ASU 2014-09 is effective for fiscal years, and interim reporting periods within those years, beginning after December 15, 2016 (early adoption is not permitted). The Company is currently evaluating the impact of adopting ASU 2014-09.
In June 2014, the FASB issued ASU No. 2014-12, Accounting for Share-Based Payments When the Terms of an Award Provide That a Performance Target Could Be Achieved after the Requisite Service Period. ASU 2014-12 requires that a performance target that affects vesting and could be achieved after the requisite service period be treated as a performance condition. A reporting entity should apply existing guidance in ASC 718, Compensation—Stock Compensation, as it relates to such awards. ASU 2014-12 is effective for annual periods, and interim periods within those annual periods, beginning after December 15, 2015 with early adoption permitted using either of two methods: (i) prospective to all awards granted or modified after the effective date; or (ii) retrospective to all awards with performance targets that are outstanding as of the beginning of the earliest annual period presented in the financial statements and to all new or modified awards thereafter, with the cumulative effect of applying ASU 2014-12 as an adjustment to the opening retained earnings balance as of the beginning of the earliest annual period presented in the financial statements. We do not expect ASU 2014-12 to have a material effect on our financial condition, results of operations or cash flows.
(2) Reportable Business Segment Information

We report our operations in three business segments—Instant Products, Lottery Systems and Gaming—representing our different products and services. These are our reportable segments under ASC 280, Segment Reporting. The Instant Products and Lottery Systems business segments are managed by one executive and the Gaming business segment is managed by a different executive, both of whom report to our chief executive officer (who is our "chief operating decision maker" under applicable accounting standards). Our three business segments represent the aggregation of similar operating segments. Our Instant Products business segment is comprised of our instant products operating segment, which provides instant lottery games and related value-added services, as well as licensed brands that are printed on instant lottery games and other promotional lottery products.  Our Lottery Systems business segment is comprised of our lottery systems operating segment, which provides products and services to lottery operators generally comprised of a central system, customized computer software, data communication services, support and/or related equipment.  Our Gaming business segment includes (1) our gaming operating segment, which generally sells new and used gaming machines, conversion kits and parts, and leases or otherwise provides gaming machines, systems and content, to commercial, tribal and governmental gaming operators, and (2) our interactive operating segment, which provides social gaming entertainment and game server services for real money gaming. Additional discussion regarding the products and services from which each reportable business segment derives its revenue is included in Note 1 in our 2013 Annual Report on Form 10-K.
Effective in the fourth quarter of 2013, we revised our business and operating segments to reflect the reorganization of our business following the WMS acquisition and the resulting changes in the financial information regularly reviewed by our chief executive officer. Based on that review, we moved our video systems operating segment from the Lottery Systems business segment to the Gaming business segment. This change, which was effective as of December 31, 2013, had no impact on the Company's consolidated financial statements for any periods. Business segment information for the three and six months ended June 30, 2013 has been adjusted to reflect this change.
The following tables present revenue, cost of revenue, SG&A, R&D, employee termination and restructuring, D&A, operating income (loss) from continuing operations and earnings (loss) from equity investments by business segment for the three and six months ended June 30, 2014 and 2013. Certain unallocated expenses managed at the corporate level, comprised primarily of general and administrative costs and other income (expense), net, are not allocated to our business segments. Segment results below for 2013 do not include the operations of WMS, which we acquired in October 2013. The increase in unallocated corporate costs is primarily related to the addition of WMS in the 2014 results.

	Three Months Ended June 30, 2014
	Instant Products	Lottery Systems	Gaming	Total
Revenue:
Instant games	$135.4	$—	$—	$135.4
Services	—	51.0	128.3	179.3
Product sales	3.1	18.3	80.8	102.2
Total revenue	138.5	69.3	209.1	416.9
Cost of instant games (1)	72.9	—	—	72.9
Cost of services (1)	—	29.6	35.0	64.6
Cost of product sales (1)	2.1	14.5	38.3	54.9
Selling, general and administrative	13.7	5.9	44.6	64.2
Research and development	0.3	0.4	24.1	24.8
Employee termination and restructuring	0.8	—	2.2	3.0
Depreciation and amortization	9.1	14.3	66.7	90.1
Segment operating income (loss) from continuing operations	$39.6	$4.6	$(1.8)	$42.4
Unallocated corporate costs				38.8
Consolidated operating income from continuing operations				$3.6
Earnings (loss) from equity investments	$(2.4)	$0.8	$2.3	$0.7

(1) Exclusive of depreciation and amortization.

	Three Months Ended June 30, 2013
	Instant Products	Lottery Systems	Gaming	Total
Revenue:
Instant games	$126.5	$—	$—	$126.5
Services	—	49.7	35.5	85.2
Product sales	3.5	14.7	5.1	23.3
Total revenue	130.0	64.4	40.6	235.0
Cost of instant games (1)	71.5	—	—	71.5
Cost of services (1)	—	27.1	19.1	46.2
Cost of product sales (1)	2.5	9.9	3.3	15.7
Selling, general and administrative	11.7	5.4	4.9	22.0
Research and development	0.2	0.8	0.4	1.4
Depreciation and amortization	8.8	12.8	21.3	42.9
Segment operating income (loss) from continuing operations	$35.3	$8.4	$(8.4)	$35.3
Unallocated corporate costs				22.9
Consolidated operating income from continuing operations				$12.4
Earnings (loss) from equity investments	$4.3	$0.5	$(1.3)	$3.5

(1) Exclusive of depreciation and amortization.

	Six Months Ended June 30, 2014
	Instant Products	Lottery Systems	Gaming	Total
Revenue:
Instant games	$261.6	$—	$—	$261.6
Services	—	101.1	255.0	356.1
Product sales	6.2	32.8	148.3	187.3
Total revenue	267.8	133.9	403.3	805.0
Cost of instant games (1)	142.8	—	—	142.8
Cost of services (1)	—	60.0	71.1	131.1
Cost of product sales (1)	4.1	26.2	71.0	101.3
Selling, general and administrative	26.7	11.5	90.5	128.7
Research and development	0.5	0.8	49.4	50.7
Employee termination and restructuring	1.2	—	7.4	8.6
Depreciation and amortization	17.3	28.6	130.4	176.3
Segment operating income (loss) from continuing operations	$75.2	$6.8	$(16.5)	$65.5
Unallocated corporate costs				74.0
Consolidated operating loss from continuing operations				$(8.5)
Earnings from equity investments	$3.0	$1.2	$2.0	$6.2

(1) Exclusive of depreciation and amortization.

	Six Months Ended June 30, 2013
	Instant Products	Lottery Systems	Gaming	Total
Revenue:
Instant games	$249.3	$—	$—	$249.3
Services	—	97.5	69.5	167.0
Product sales	7.0	21.6	9.7	38.3
Total revenue	256.3	119.1	79.2	454.6
Cost of instant games (1)	139.7	—	—	139.7
Cost of services (1)	—	54.9	37.5	92.4
Cost of product sales (1)	5.0	15.1	5.9	26.0
Selling, general and administrative	24.0	10.7	13.0	47.7
Research and development	0.3	2.2	0.8	3.3
Employee termination and restructuring	0.3	—	—	0.3
Depreciation and amortization	17.8	25.4	32.4	75.6
Segment operating income (loss) from continuing operations	$69.2	$10.8	$(10.4)	$69.6
Unallocated corporate costs				46.1
Consolidated operating income from continuing operations				$23.5
Earnings (loss) from equity investments	$10.6	$0.6	$(1.6)	$9.6

(1) Exclusive of depreciation and amortization.

The following table presents a reconciliation of business segment operating income from continuing operations to net loss from continuing operations before income taxes for each period:

	Three Months Ended		Six Months Ended
	June 30,		June 30,
	2014	2013	2014	2013
Reportable business segment operating income from continuing operations	$42.4	$35.3	$65.5	$69.6
Unallocated corporate costs	(38.8)	(22.9)	(74.0)	(46.1)
Consolidated operating income (loss) from continuing operations	3.6	12.4	(8.5)	23.5
Interest expense	(49.3)	(25.1)	(97.2)	(50.1)
Earnings from equity investments	0.7	3.5	6.2	9.6
Loss on early extinguishment of debt	(25.9)	—	(25.9)	—
Gain on sale of equity interest	—	—	14.5	—
Other income (expenses), net	3.2	0.2	6.1	(0.8)
Net loss from continuing operations before income taxes	$(67.7)	$(9.0)	$(104.8)	$(17.8)

In evaluating segment financial performance, we focus on operating income as a segment’s measure of profit or loss. Segment operating income is income before other income (expense), net, interest expense, earnings from equity investments, loss on early extinguishment of debt, gain on sale of equity interest, unallocated corporate costs and income taxes. The accounting policies of the business segments are the same as those described in our summary of significant accounting policies in Note 1 in our 2013 Annual Report on Form 10-K.
(3) Acquisitions and Dispositions
Acquisitions
On October 18, 2013 we acquired WMS, a global gaming supplier with a diversified suite of products and strong content creation capabilities, for $1,485.9 million.
We have recorded the assets and liabilities of WMS based on our preliminary estimates of their fair values as of the acquisition date. The determination of the fair values of the acquired assets and assumed liabilities (and the related determination of estimated lives of assets) requires significant judgment. The estimates and assumptions include the projected timing and amount of future cash flows and discount rates reflecting risk inherent in future cash flows. The estimated fair values of the assets and liabilities of WMS and resulting goodwill are subject to adjustment as the Company finalizes its fair value analysis, which we expect to complete by the end of the third quarter of 2014. We do not expect our fair value determinations to change; however, as we finalize our analysis there may be differences compared to the amounts reflected in our consolidated financial statements at June 30, 2014.
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
The preliminary allocation of the purchase price to the estimated fair values of assets acquired and liabilities assumed presented below did not change during the six months ended June 30, 2014 from the amounts disclosed in Note 3 in our 2013 Annual Report on Form 10-K:

At October 18, 2013
Current assets	$508.0
Long-term notes receivable	76.2
Property, plant and equipment, net	465.3
Goodwill	385.6
Intangible assets	325.0
Intellectual property	201.2
Other long-term assets	5.9
Total assets	1,967.2
Current liabilities	(164.4)
Deferred income taxes	(166.6)
Long-term liabilities	(150.3)
Total liabilities	(481.3)
Total equity purchase price	$1,485.9
As required by ASC 805, Business Combinations, the following unaudited pro forma financial information for the three and six months ended June 30, 2013 gives effect to the WMS acquisition as if it had been completed on January 1, 2012. The unaudited pro forma financial information is presented for illustrative purposes only and is not necessarily indicative of what the operating results actually would have been had the WMS acquisition been completed on January 1, 2012. In addition, the unaudited pro forma financial information does not purport to project the future operating results of the Company. This information is preliminary in nature and subject to change based on any final purchase price allocation adjustments. The unaudited pro forma financial information does not reflect (1) any anticipated synergies (or costs to achieve anticipated synergies) or (2) the impact of non-recurring items directly related to the WMS acquisition.

	Three Months Ended	Six Months Ended
	June 30, 2013	June 30, 2013
Revenue from Consolidated Statements of Operations and Comprehensive Loss	$235.0	$454.6
Add: WMS revenue not reflected in Consolidated Statements of Operations and Comprehensive Loss	202.8	380.7
Unaudited pro forma revenue	$437.8	$835.3

	Three Months Ended	Six Months Ended
	June 30, 2013	June 30, 2013
Net loss from continuing operations from Consolidated Statements of Operations and Comprehensive Loss	$(12.4)	$(24.7)
Add: WMS net loss from continuing operations not reflected in Consolidated Statements of Operations and Comprehensive Loss plus pro forma adjustments (1), (2), (3) and (4) below	(7.2)	(19.6)
Unaudited pro forma net loss from continuing operations	$(19.6)	$(44.3)
Unaudited pro forma amounts reflect the following adjustments:

(1) An adjustment to reflect additional D&A of $9.9 million and $20.5 million for the three and six months ended June 30, 2013, respectively, that would have been incurred assuming the fair value adjustments to intangible assets and property and equipment had been applied on January 1, 2012.
(2) An adjustment to reverse acquisition-related fees and expenses of $5.9 million and $17.0 million for the three and six months ended June 30, 2013, respectively.
(3) An adjustment to reflect additional interest expense of $20.3 million and $40.6 million for the three and six months ended June 30, 2013, respectively, that would have been incurred assuming our new credit facilities were in place as of January 1, 2012.
(4) An adjustment of $3.6 million and $3.5 million for the three and six months ended June 30, 2013, respectively, to reverse the U.S. tax expense of WMS under the assumption that the U.S. taxable income of WMS would have been offset by U.S. tax attributes of the Company.
Dispositions
On March 25, 2013, we completed the sale of our installed base of gaming terminals in our pub business for £0.5 million. There were no results of operations for this business for the three and six months ended June 30, 2014. The components of our loss from discontinued operations for the three and six months ended June 30, 2013 are presented below:

	Three Months Ended	Six Months Ended
	June 30, 2013	June 30, 2013
Revenue:
Services	$—	$1.8

Operating expenses:
Cost of services (1)	0.3	2.9
Selling, general and administrative	0.4	1.0
Depreciation and amortization	—	0.5

Loss from discontinued operations	(0.7)	(2.6)

Other expense	0.1	—
Gain on sale of assets	—	0.8
Income tax benefits	—	0.3

Net loss from discontinued operations	$(0.6)	$(1.5)
(1) Exclusive of depreciation and amortization.

(4) Restructuring Plans
We recorded pre-tax employee termination and restructuring costs of $4.9 million and $0 for the three months ended June 30, 2014 and 2013, respectively, and recorded pre-tax employee termination and restructuring costs of $10.5 million and $0.3 million for the six months ended June 30, 2014 and 2013, respectively. Employee termination and restructuring initiatives reported in the six months ended June 30, 2013 were related to initiatives that were completed by March 31, 2013 and therefore, are not included in the tables below.
WMS Integration Related Restructuring Plan
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
Unallocated corporate employee termination costs primarily relate to terminations of certain executives, including an accrual for cash severance due to our former chief executive officer that was recorded in the fourth quarter of 2013.

Other Restructuring Plans
In December 2013, we initiated a plan to exit our Provoloto instant lottery game operations in Mexico, which was completed during the three months ended March 31, 2014. In June 2014, we initiated a plan to exit our paper roll conversion operations in the U.S., which are non-core to our operations. Employee termination and restructuring costs related to these initiatives are included in our Instant Products segment.
The following table presents a summary of employee termination and restructuring costs by segment related to the restructuring plans described above, including the costs incurred during the three and six months ended June 30, 2014, the cumulative costs incurred through June 30, 2014 since the relevant restructuring activities were initiated and the total expected costs related to the relevant restructuring activities that have been initiated. As additional integration-related activities are initiated, we expect to incur additional costs related to those activities.

Business Segment		Employee Termination Costs	Property Costs	Other	Total
Instant Products	Three months ended June 30, 2014	$0.6	$—	$0.2	$0.8
	Six months ended June 30, 2014	1.0	—	0.2	1.2
	Cumulative	1.0	—	4.9	5.9
	Expected Total	1.0	0.5	4.9	6.4

Lottery Systems	Three months ended June 30, 2014	—	—	—	—
	Six months ended June 30, 2014	—	—	—	—
	Cumulative	0.4	—	—	0.4
	Expected Total	0.4	—	—	0.4

Gaming	Three months ended June 30, 2014	1.9	0.4	(0.1)	2.2
	Six months ended June 30, 2014	5.4	0.4	1.6	7.4
	Cumulative	9.2	1.4	5.4	16.0
	Expected Total	9.4	1.4	5.8	16.6

Unallocated corporate	Three months ended June 30, 2014	1.7	0.2	—	1.9
	Six months ended June 30, 2014	1.7	0.2	—	1.9
	Cumulative	8.6	2.3	—	10.9
	Expected Total	8.6	2.3	—	10.9

Total	Three months ended June 30, 2014	$4.2	$0.6	$0.1	$4.9
	Six months ended June 30, 2014	$8.1	$0.6	$1.8	$10.5
	Cumulative	$19.2	$3.7	$10.3	$33.2
	Expected Total	$19.4	$4.2	$10.7	$34.3
The following table presents a summary of employee termination and restructuring costs and changes in the related accruals.

	Employee Termination Costs	Property Costs	Other	Total
Balance as of December 31, 2013	$9.3	$2.8	$0.1	$12.2
Additional accruals	8.1	0.6	1.8	10.5
Cash payments	(9.1)	(0.5)	(1.6)	(11.2)
Non-cash expense	(0.1)	(0.8)	—	(0.9)
Balance as of June 30, 2014	$8.2	$2.1	$0.3	$10.6
(5) Basic and Diluted Net Loss Per Share

The following represents a reconciliation of the numerator and denominator used in computing basic and diluted net loss per share available to common stockholders for the three and six months ended June 30, 2014 and 2013:

	Three Months Ended		Six Months Ended
	June 30,		June 30,
	2014	2013	2014	2013
Net loss
Net loss from continuing operations	$(72.4)	$(12.4)	$(117.4)	$(24.7)
Net loss from discontinued operations	—	(0.6)	—	(1.5)
Net loss	$(72.4)	$(13.0)	$(117.4)	$(26.2)
Weighted average number of shares used in per share calculations:
Basic shares	84.4	85.0	84.4	84.8
Diluted shares	84.4	85.0	84.4	84.8
Basic net loss per share:
Continuing operations	$(0.86)	$(0.14)	$(1.39)	$(0.29)
Discontinued operations	—	(0.01)	—	(0.02)
Total basic net loss per share	$(0.86)	$(0.15)	$(1.39)	$(0.31)
Diluted net loss per share:
Continuing operations	$(0.86)	$(0.14)	$(1.39)	$(0.29)
Discontinued operations	—	(0.01)	—	(0.02)
Total diluted net loss per share	$(0.86)	$(0.15)	$(1.39)	$(0.31)

For all periods presented, basic and diluted net loss per share is the same, as any additional common stock equivalents would be anti-dilutive. We excluded 2.0 million and 3.4 million of stock options from the weighted average diluted common shares outstanding as of June 30, 2014 and 2013, respectively, which would have been anti-dilutive due to the net loss in those periods. In addition, we excluded 4.4 million and 5.1 million of RSUs from the calculation of weighted average diluted common shares outstanding as of June 30, 2014 and 2013, respectively, which would have been anti-dilutive due to the net loss in those periods.

(6) Accounts and Notes Receivable and Credit Quality of Notes Receivable
Accounts and Notes Receivable
The following summarizes the components of current and long-term accounts and notes receivable, net, as of June 30, 2014 and December 31, 2013:

	June 30, 2014	December 31, 2013
Current:
Accounts receivable	$338.5	$360.4
Notes receivable	143.1	164.3
Allowance for doubtful accounts	(20.1)	(20.0)
Current accounts and notes receivable, net	$461.5	$504.7
Long-term:
Notes receivable	56.4	72.6
Total accounts and notes receivable, net	$517.9	$577.3
Credit Quality of Notes Receivable
We carry our notes receivable at face amounts less an allowance for doubtful accounts and imputed interest. Interest income is recognized ratably over the life of the note receivable and any related fees or costs to establish the notes are expensed as incurred, as they are considered insignificant. Actual or imputed interest, if any, is determined based on stated rates or current market rates, at the time the note originated and is recorded as interest income in other income (expense), net, ratably over the payment period. We impute interest income on notes receivable with terms greater than one year that do not contain a stated interest rate. The interest rates on our outstanding notes receivable ranged from 4.0% to 8.0% at June 30, 2014. Our policy is to generally recognize interest on our notes receivable until the note receivable is deemed non-performing, which we define as a note on which payments are over 180 days past due. The amount of our non-performing notes was immaterial at June 30, 2014.

The Company monitors the credit quality of its accounts receivable by reviewing an aging of customer invoices. Invoices are considered past due if a scheduled payment is not received within agreed upon terms. The Company’s notes receivable are reviewed quarterly, at a minimum, for impairment. The Company also reviews a variety of other relevant qualitative information such as collection experience, economic conditions and specific customer financial conditions to evaluate credit risk in recording the allowance for doubtful accounts or as an indicator of an impaired loan. Where possible we seek payment deposits, collateral, pledge agreements, bills of exchange, foreign bank letters of credit or personal guarantees with respect to notes receivable from our customers. However, the majority of our international notes receivable are not collateralized. Currently, we have not sold our notes receivable to third parties; therefore, we do not have any off-balance sheet liabilities for factored receivables.
The government authorities in Argentina limit the exchange of pesos into U.S. dollars and the transfer of funds from Argentina. Our accounts and notes receivable, net, from customers in Argentina at June 30, 2014 was $31.8 million, which is denominated in U.S. dollars, although, under the terms of our arrangements with our customers in Argentina, they are required to pay us in pesos at the spot exchange rate between the peso and the U.S. dollar on the date of payment. In evaluating the collectability of customer receivables in Argentina at June 30, 2014, we specifically evaluated recent payments, receivable aging, any additional security or collateral we had (bills of exchange, pledge agreements, etc.) and other facts and circumstances to determine our customers’ ability to pay. Our customers in Argentina have continued to pay us in pesos based on the spot exchange rate between the peso and the U.S. dollar on the payment date. We collected $21.3 million of outstanding receivables from customers in Argentina during the six months ended June 30, 2014.
Recent government actions and challenges affecting the gaming industry in Mexico have increased the credit quality risk with respect to certain of our current Mexico customers.
The following summarizes the components of total notes receivable, net, as of June 30, 2014 and December 31, 2013:

	June 30, 2014	Balances over 90 days past due	December 31, 2013	Balances over 90 days past due
Notes receivable:
Domestic	$57.6	$1.9	$65.1	$0.4
International	141.9	6.3	171.8	8.7
Total notes receivable	199.5	8.2	236.9	9.1

Notes receivable allowance for doubtful accounts:
Domestic	—	—	—	—
International	(8.1)	(4.7)	(5.6)	(3.3)
Total notes receivable allowance for doubtful accounts	(8.1)	(4.7)	(5.6)	(3.3)
Note receivable, net	$191.4	$3.5	$231.3	$5.8
At June 30, 2014, 1.8% of our total notes receivable, net, was past due by over 90 days compared to 2.5% at December 31, 2013.
The following tables detail our evaluation of notes receivable for impairment as of June 30, 2014 and December 31, 2013:

	June 30, 2014	Ending Balance Individually Evaluated for Impairment	Ending Balance Collectively Evaluated for Impairment
Notes receivable:
Domestic	$57.6	$8.7	$48.9
International	141.9	92.2	49.7
Total notes receivable	$199.5	$100.9	$98.6

	December 31, 2013	Ending Balance Individually Evaluated for Impairment	Ending Balance Collectively Evaluated for Impairment
Notes receivable:
Domestic	$65.1	$4.8	$60.3
International	171.8	99.7	72.1
Total notes receivable	$236.9	$104.5	$132.4

The following table reconciles the allowance for doubtful notes receivable from December 31, 2013 to June 30, 2014:

	Total	Ending Balance Individually Evaluated for Impairment	Ending Balance Collectively Evaluated for Impairment
Beginning balance at December 31, 2013	$5.6	$5.6	$—
Charge-offs	(0.1)	(0.1)	—
Recoveries	—	—	—
Provision	2.6	2.6	—
Ending balance at June 30, 2014	$8.1	$8.1	$—
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
The following summarizes the notes receivable financing terms that were modified during the six months ended June 30, 2014:

		Six Months Ended June 30, 2014
	# of Customers	# of Notes	Pre-Modification Investment	Post-Modification Investment
Financing term modifications:
International (1)	7	24	$11.9	$11.9
Total financing term modifications	7	24	$11.9	$11.9
(1) The modifications are detailed below:

•	One customer for which 12 notes were consolidated into one note aggregating $4.0 million, with an average 28-month payment extension;

•	One customer for which three notes were consolidated into one note aggregating $3.1 million, with an average four-month payment extension;

•	One customer with a note for $2.3 million for which original payment terms were extended by nine months;

•
One customer for which four notes were consolidated into one note aggregating $1.4 million, with an average five-month extension, and another note for $0.2 million for which original payment terms were extended by seven months;

•	One customer with a note for $0.5 million for which original payment terms were extended by 21 months;

•	One customer with a note for $0.3 million for which original payment terms were extended by 27 months; and

•	One customer with a note for $0.1 million for which original payment terms were extended by 21 months.
In certain international jurisdictions, we offer extended financing terms related to our customers. Such financing activities subject us to increased credit risk, which could be exacerbated by, among other things, unfavorable economic conditions or political or economic instability in those regions. Our notes receivable were concentrated in the following international gaming jurisdictions at June 30, 2014:

Peru	23%
Mexico	17%
Argentina	13%
Colombia	8%
Other (less than 5% individually)	10%
Total international notes receivable as a percentage of total notes receivable	71%
(7) Inventories

Inventories consisted of the following as of the dates presented below:

	June 30, 2014	December 31, 2013
Parts and work-in-process	$74.7	$62.1
Finished goods	95.6	75.7
Inventory	$170.3	$137.8

Parts and work-in-process include parts for lottery terminals, gaming machines and instant lottery ticket materials as well as labor and overhead costs associated with the manufacturing of instant lottery games. Our finished goods inventory primarily consists of instant games for our participation arrangements, gaming machines for sale and our licensed branded merchandise.

(8) Property and Equipment
The following table presents certain information regarding our lottery and gaming equipment at June 30, 2014 and December 31, 2013:

	June 30, 2014	December 31, 2013
Lottery equipment	$355.2	$350.3
Less: accumulated depreciation	(227.8)	(210.6)
Net lottery equipment	127.4	139.7

Gaming equipment	473.9	439.2
Less: accumulated depreciation	(203.0)	(145.0)
Net gaming equipment	270.9	294.2

Total lottery and gaming equipment, net	$398.3	$433.9
The following table presents certain information regarding our other property and equipment, including capital leases, at June 30, 2014 and December 31, 2013:

	June 30, 2014	December 31, 2013
Land	$25.7	$25.6
Buildings and leasehold improvements	185.1	181.6
Machinery and equipment	263.2	239.1
Furniture and fixtures	25.8	30.1
Transportation equipment	6.3	6.4
Construction in progress	11.6	33.4
Capital leases	44.1	—
Less: accumulated depreciation	(193.3)	(177.5)
Total other property and equipment, net	$368.5	$338.7

Total property and equipment, net	$766.8	$772.6
Depreciation expense for the three and six months ended June 30, 2014 was $55.8 million and $108.3 million, respectively. Depreciation expense for the three and six months ended June 30, 2013 was $32.3 million and $54.5 million, respectively. Depreciation expense is excluded from cost of instant games, cost of services, cost of product sales and other operating expenses and is separately stated within depreciation and amortization on the Consolidated Statements of Operations and Comprehensive Loss. Accumulated amortization of capital lease assets was $1.4 million and $0 as of June 30, 2014 and December 31, 2013, respectively.
(9) Intangible Assets and Goodwill

Intangible Assets

The following presents certain information regarding our intangible assets as of June 30, 2014 and December 31, 2013. Amortizable intangible assets are primarily being amortized on a straight-line basis over their estimated useful lives with no estimated residual values.

Intangible Assets	Gross Carrying Amount	Accumulated Amortization	Net Balance
Balance as of June 30, 2014
Amortizable intangible assets:
Patents	$16.4	$7.8	$8.6
Customer lists	162.1	33.3	128.8
Licenses	302.6	72.0	230.6
Intellectual property	8.8	6.4	2.4
Brand name	39.3	2.8	36.5
Non-compete agreements	0.4	0.2	0.2
Lottery contracts	1.5	1.4	0.1
	531.1	123.9	407.2
Non-amortizable intangible assets:
Trade name	105.2	2.1	103.1
Total intangible assets	$636.3	$126.0	$510.3

Balance as of December 31, 2013
Amortizable intangible assets:
Patents	$14.5	$7.1	$7.4
Customer lists	161.9	24.0	137.9
Licenses	181.0	59.9	121.1
Intellectual property	8.6	5.7	2.9
Brand name	39.3	0.6	38.7
Non-compete agreements	0.4	0.2	0.2
Lottery contracts	1.5	1.4	0.1
	407.2	98.9	308.3
Non-amortizable intangible assets:
Trade name	104.9	2.1	102.8
Total intangible assets	$512.1	$101.0	$411.1

The increase in the carrying amount of licenses for the six months ended June 30, 2014 primarily reflected the recording of approximately $106 million associated with a long-term license agreement which was amended and extended in the first quarter of 2014. The carrying value of the licensed asset increased to reflect the additional minimum guarantees of royalties under the amended license agreement. For additional information regarding licensed assets with minimum guarantees, see Note 1 in our 2013 Annual Report on Form 10-K.
The aggregate intangible amortization expense for the three and six months ended June 30, 2014 was $16.3 million and $30.9 million, respectively. The aggregate intangible amortization expense for the three and six months ended June 30, 2013 was $4.9 million and $9.8 million, respectively. These amounts are included in depreciation and amortization in our Consolidated Statements of Operations and Comprehensive Loss.

Goodwill

The table below reconciles the change in the carrying amount of goodwill by reporting segment from December 31, 2012 to June 30, 2014.

Goodwill	Instant Products	Lottery Systems	Gaming	Totals
Balance as of December 31, 2012	$328.0	$210.7	$262.7	$801.4
Acquisitions	—	—	385.6	385.6
Impairments	(5.4)	—	—	(5.4)
Foreign currency adjustments	(2.4)	2.7	5.0	5.3
Reallocation of goodwill	20.0	(39.7)	19.7	—
Balance as of December 31, 2013	340.2	173.7	673.0	1,186.9
Foreign currency adjustments	0.3	1.7	8.9	10.9
Balance as of June 30, 2014	$340.5	$175.4	$681.9	$1,197.8

(10) Software
The following table presents certain information regarding our software at June 30, 2014 and December 31, 2013:

	June 30, 2014	December 31, 2013
Software	$487.9	$457.7
Accumulated amortization	(166.8)	(114.2)
Software, net	$321.1	$343.5
Amortization expense for the three and six months ended June 30, 2014 was $23.9 million and $50.9 million, respectively. Amortization expense for the three and six months ended June 30, 2013 was $5.9 million and $11.6 million, respectively. Amortization expense is excluded from cost of instant games, cost of services, cost of product sales and other operating expenses and is separately stated within depreciation and amortization on the Consolidated Statements of Operations and Comprehensive Loss.
(11) Equity Method Investments
The following provides an update for events that occurred during the six months ended June 30, 2014 related to our equity method investments, which are disclosed in Note 11 in our 2013 Annual Report on Form 10-K.
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
We understand that, despite the disagreement with the methodology, in light of the completion of the lottery's financial statements for the fiscal year ended June 30, 2012, and based on preliminary financial information for the lottery's fiscal year ended June 30, 2013, Northstar Illinois recorded a liability of $42.0 million in 2013 associated with its initial estimate of the potential aggregate net shortfall payments for the first three fiscal years under the PMA. Northstar Illinois amortizes the $42.0 million liability over the life of the contract, which reduces our earnings from our equity investment in Northstar Illinois.  This amount was not material to our results of operations for the three and six months ended June 30, 2014.
During the three months ended June 30, 2014, we understand that Northstar Illinois recorded an additional liability of approximately $40 million related to an estimated shortfall payment for the lottery's fiscal year ended June 30, 2014. We recorded a charge of $8.0 million, representing our 20% share of that liability, in earnings from equity investments in our Consolidated Statements of Operations and Comprehensive Loss during the three months ended June 30, 2014.
Sportech
In January 2014, we completed the sale of our 20% equity interest in Sportech for cash proceeds of £27.8 million, or $44.9 million, resulting in a gain of approximately £9 million, or $14.5 million, which is reflected as gain on sale of equity interest in our Consolidated Statements of Operations and Comprehensive Loss.
LNS
During the six months ended June 30, 2014, we received a distribution of capital of €16.3 million, or $22.4 million, and a dividend of €13.3 million, or $18.2 million, net of withholding taxes, from LNS.
ITL
During the six months ended June 30, 2014, we contributed €29.4 million, or $40.3 million, to ITL. During the six months ended June 30, 2014, we received distributions of €7.6 million, or $10.5 million, from ITL.

RCN
During the six months ended June 30, 2014, we received a dividend of $3.0 million from RCN.
(12) Long-Term and Other Debt

Outstanding Debt
The following reflects our outstanding debt as of June 30, 2014 and December 31, 2013:

	June 30, 2014	December 31, 2013
Revolver, varying interest rate, due 2018	$—	$—
Term Loan, varying interest rate, due 2020 (1)	2,278.2	2,288.8
2018 Notes	250.0	250.0
2019 Notes (2)	—	346.3
2020 Notes	300.0	300.0
2021 Notes (3)	347.7	—
China Loans, varying interest rates	5.0	7.4
Capital lease obligations, 3.9% interest as of June 30, 2014 payable monthly through 2019	42.8	0.1
Total long-term debt outstanding and capital lease obligations	3,223.7	3,192.6
Less: debt payments due within one year	(36.2)	(30.4)
Long-term debt, net of current installments	$3,187.5	$3,162.2

(1)
Total of $2,288.5 million less amortization of a loan discount in the amount of $10.3 million as of June 30, 2014. Total of $2,300.0 million less amortization of a loan discount in the amount of $11.2 million as of December 31, 2013.

(2)	Total of $350.0 million less amortization of a loan discount in the amount of $3.7 million as of December 31, 2013.

(3)	Total of $350.0 million less amortization of a loan discount in the amount of $2.3 million as of June 30, 2014.
Senior Secured Credit Facilities
In connection with the WMS acquisition, the Company and certain of its subsidiaries entered into a credit agreement dated as of October 18, 2013, by and among SGI, as the borrower, the Company, as a guarantor, Bank of America, N.A., as administrative agent, and the lenders and other agents party thereto, providing for senior secured credit facilities in an aggregate principal amount of $2,600.0 million, including a $300.0 million revolving credit facility, which has dollar and multi-currency tranches, and a $2,300.0 million term loan facility. The term loan facility was used, in part, to finance the consideration paid in the WMS acquisition, to repay all indebtedness under our and WMS's prior credit agreements and to pay related acquisition and financing fees and expenses. Up to $200.0 million of the revolving credit facility is available for issuances of letters of credit. The term loan is scheduled to mature on October 18, 2020 and the revolving credit facility is scheduled to mature on October 18, 2018 (subject to accelerated maturity dates depending on our liquidity at the time our 2018 Notes and 2020 Notes become due).
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
Senior Subordinated Notes
2021 Notes
On June 4, 2014, SGI issued the $350.0 million in aggregate principle amount of 2021 Notes at a price of 99.321% of the principal amount thereof in a private offering to qualified institutional buyers in accordance with Rule 144A under the Securities Act of 1933, as amended (the “Securities Act”), and to persons outside the United States under Regulation S under the Securities Act. The 2021 Notes were issued pursuant to an indenture dated as of June 4, 2014 (the "2021 Notes Indenture").
The 2021 Notes bear interest at the rate of 6.625% per annum, which accrues from June 4, 2014 and is payable semiannually in arrears on May 15 and November 15 of each year, commencing on November 15, 2014. The 2021 Notes mature on May 15, 2021, unless earlier redeemed or repurchased, and are subject to the terms and conditions set forth in the 2021 Notes Indenture. In connection with the issuance of the 2021 Notes, the Company capitalized financing costs of $7.3 million.
SGI may redeem some or all of the 2021 Notes at any time prior to May 15, 2017 at a redemption price equal to 100% of the principal amount of the 2021 Notes plus accrued and unpaid interest, if any, to the date of redemption plus a “make whole” premium. SGI may redeem some or all of the 2021 Notes at any time on or after May 15, 2017 at the prices specified in the 2021 Notes Indenture. In addition, at any time on or prior to May 15, 2017, SGI may redeem up to 35% of the initially outstanding aggregate principal amount of the 2021 Notes at a redemption price of 106.625% of the principal amount thereof, plus accrued and unpaid interest, if any, to the date of redemption, with the net cash proceeds from one or more equity offerings of the Company.
Upon the occurrence of a change of control (as defined in the 2021 Notes Indenture), SGI must make an offer to purchase the 2021 Notes at a purchase price equal to 101% of the principal amount thereof, plus accrued and unpaid interest, if any, to the date of repurchase. In addition, following an asset sale (as defined in the 2021 Notes Indenture) and subject to the limitations contained in the 2021 Notes Indenture, SGI must make an offer to purchase certain amounts of the 2021 Notes using the net cash proceeds from such asset sale to the extent such proceeds are not applied as set forth in the 2021 Notes Indenture, at a purchase price equal to 100% of the principal amount of the 2021 Notes to be repurchased, plus accrued interest to the date of repurchase.
The 2021 Notes are unsecured senior subordinated obligations of SGI and are subordinated to all of the SGI’s existing and future senior debt, rank equally with all of SGI's existing and future senior subordinated debt and rank senior to all of SGI's future debt that is expressly subordinated to the 2021 Notes. The 2021 Notes are guaranteed on an unsecured senior subordinated basis by the Company and all of its 100%-owned U.S. subsidiaries (other than SGI). The 2021 Notes are structurally subordinated to all of the liabilities of the Company’s non-guarantor subsidiaries.
The 2021 Notes Indenture contains certain covenants that, among other things, limit the Company’s ability, and the ability of certain of its subsidiaries, to incur additional indebtedness, pay dividends or make distributions or certain other restricted payments, purchase or redeem capital stock, make investments or extend credit, engage in certain transactions with affiliates, consummate certain asset sales, effect a consolidation or merger, or sell, transfer, lease or otherwise dispose of all or substantially all assets, or create certain liens and other encumbrances on assets. The 2021 Notes Indenture contains events of default customary for agreements of its type (with customary grace periods and maturity thresholds, as applicable).
In connection with the issuance of the 2021 Notes, SGI, the Company, the subsidiary guarantors party thereto, and Merrill Lynch, Pierce, Fenner & Smith Incorporated, as representative for the initial purchasers listed therein, entered into a registration rights agreement, dated June 4, 2014 (the “Registration Rights Agreement”). Under the Registration Rights Agreement, SGI and the guarantors agreed, for the benefit of the holders of the 2021 Notes, that they will file with the SEC and use their commercially reasonable efforts to cause to become effective, a registration statement relating to an offer to exchange the 2021 Notes for an issue of SEC-registered notes (the “Exchange Notes”) with terms identical to the 2021 Notes (except that the Exchange Notes will not be subject to restrictions on transfer or to any increase in annual interest rate as described below).
Under certain circumstances, including if applicable interpretations of the staff of the SEC do not permit SGI to effect the exchange offer, SGI and the guarantors will use their commercially reasonable efforts to cause to become effective a shelf registration statement relating to resales of the Notes and to keep that shelf registration statement effective until the first anniversary of the date such shelf registration statement becomes effective, or such shorter period that will terminate when all 2021 Notes covered by the shelf registration statement have been sold. The obligation to complete the exchange offer and/or file a shelf registration statement will terminate on the second anniversary of the date of the Registration Rights Agreement.
If the exchange offer is not completed (or, if required, the shelf registration statement is not declared effective) on or before June 4, 2015 (subject to the right of the Company to extend such date by up to 90 additional days under customary “blackout” provisions if the Company determines in good faith that it is in possession of material, non-public information), the annual interest rate borne by the 2021 Notes will be increased by 0.25% per annum for the first 90-day period immediately following such date and by an additional 0.25% per annum with respect to each subsequent 90-day period, up to a maximum additional rate of 1.00% per annum thereafter until the exchange offer is completed, the shelf registration statement is declared effective or the obligation to complete the exchange offer and/or file the shelf registration statement terminates, at which time the interest rate will revert to the original interest rate on the date the 2021 Notes were originally issued.
2019 Notes
On June 4, 2014, SGI completed a tender offer pursuant to which it purchased $140.6 million in aggregate principal amount of the 2019 Notes for total consideration of $1,051.25 for each $1,000 principle amount of the 2019 Notes tendered, plus accrued and unpaid interest to the applicable payment date.

On June 4, 2014, SGI delivered a notice of redemption with respect to all $209.4 million of the remaining outstanding principal amount of the 2019 Notes, and satisfied and discharged the indenture governing the 2019 Notes by depositing funds with the trustee sufficient to pay the redemption price of 104.625% of the principal amount of the 2019 Notes, plus accrued and unpaid interest to the redemption date. In accordance with the notice of redemption, the 2019 Notes were redeemed on July 4, 2014 and the redemption payment was made on July 7, 2014.
The purchase and redemption of the 2019 Notes were funded, in part, with the net proceeds from the issuance of the 2021 Notes. In connection with the purchase and redemption of the 2019 Notes, we recorded a loss on early extinguishment of debt of $25.9 million comprised primarily of the tender and redemption premiums and the write-off of previously deferred financing costs.
For additional information regarding our 2021 Notes and the repurchase and redemption of our 2019 Notes, see our Current Report on Form 8-K filed with the SEC on June 6, 2014. For additional information regarding our 2018 Notes, 2019 Notes and 2020 Notes, see Note 15 in our 2013 Annual Report on Form 10-K.
We were in compliance with the covenants under our debt agreements as of June 30, 2014.
Capital Leases
On March 31, 2014, we entered into a new leasing arrangement with ITL for the lease of gaming machines in connection with a long-term services contract with a customer. We completed the placement of the new gaming machines under this contract as of June 30, 2014 and recorded a capital lease asset and minimum lease liability of $42.8 million.
(13) Fair Value Measurements
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
Interest rate swaption contract
In January 2014, we entered into a swaption contract with an aggregate notional value of $150.0 million. The swaption gives us the right, but not the obligation, to enter into a swap in which we would pay a fixed rate of 2.151% and receive interest on the notional amount based on a floating LIBOR rate. We paid a premium of $0.9 million at the time we entered into the swaption and have no additional payment obligations. The cash settlement value depends on the extent to which prevailing LIBOR swap rates exceed the fixed rate under the swaption. To the extent the prevailing swap rate on the expiration date exceeds the swaption fixed rate, a payment would be due to us, which would effectively reduce our future interest costs. To the extent the prevailing swap rate is at or below the swaption fixed rate, we would not exercise the swaption and it would expire with no further cash payment from us or the counterparty.
The swaption is highly effective in offsetting our exposure to the variability of the three-month LIBOR rate associated with our variable rate debt. The effectiveness of the swaption is measured quarterly on a retrospective basis by comparing the cumulative change in the hedging instrument's fair value to the change in the underlying hedged transaction's fair value. In accordance with ASC 815, Derivatives and Hedging, we have designated the intrinsic value associated with the swaption as a qualifying hedge. We have elected to exclude the time value, inclusive of premium paid, from our qualifying hedging relationship. As a result, the time value of the swaption will be amortized over the period of the contract and recognized as interest expense in our Consolidated Statements of Operations and Comprehensive Loss. We will recognize all gains and losses associated with the intrinsic value of the swaption in other comprehensive income (loss) in our Consolidated Statements of Operations and Comprehensive Loss until its expiration date. Realized gains, if any, owed by the counterparty at expiration will be recognized as a reduction to interest expense in our Consolidated Statements of Operations and Comprehensive Loss by applying the effective interest method for the applicable periods.
As valuations for comparable swaptions are not publicly available, we categorized the swaption as Level 3 in the fair value hierarchy. We believe the estimated fair value for the swaption we hold is based on the most accurate information available for these types of derivative contracts. For the three and six months ended June 30, 2014, we recorded a loss, net of tax, of $0.9 million and $0, respectively, in other comprehensive income (loss) in our Consolidated Statements of Operations and Comprehensive Loss, representing the change in fair value associated with the intrinsic value of the swaption. The fair value of the swaption as of June 30, 2014 was $0.6 million, which is recorded in other current assets in our Consolidated Balance Sheets.
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
These hedges are highly effective in offsetting our exposure to the variability of the three-month LIBOR rate associated with our variable-rate debt. The effectiveness of these hedges is measured quarterly on a retrospective basis by comparing the cumulative change in the hedging instrument's fair value to the change in the hedged transaction's fair value. To the extent these hedges have no ineffectiveness, all gains and losses from these hedges are recorded in other comprehensive income (loss) in our Consolidated Statements of Operations and Comprehensive Loss until the future underlying interest payment transactions occur. Any realized gains or losses resulting from the hedges will be recognized (together with the hedged transaction) as interest expense in our Consolidated Statements of Operations and Comprehensive Loss beginning in June 2015. For the three and six months ended June 30, 2014, we recorded a loss, net of tax, of $4.8 million and $6.4 million, respectively, in other comprehensive income (loss) in our Consolidated Statements of Operations and Comprehensive Loss, representing the change in fair value associated with these hedges. The fair value of these hedges as of June 30, 2014 was $7.9 million, which is recorded in other long-term liabilities in our Consolidated Balance Sheets.
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
Other
In accordance with ASC 323, Investments - Equity Method and Joint Ventures, we record our share of a derivative instrument held by LNS. Changes in the fair value of the derivative instrument are recorded by LNS in other comprehensive income on LNS' statement of comprehensive income. During the three and six months ended June 30, 2014 and 2013, our 20% share of the change associated with this derivative instrument was not material to our other comprehensive income (loss) in our Consolidated Statements of Operations and Comprehensive Loss and in equity investments in our Consolidated Balance Sheets.
(14) Stockholders’ Equity

The following table presents the change in the number of shares of our Class A common stock outstanding during the six months ended June 30, 2014 and during the fiscal year ended December 31, 2013:

	Six Months Ended	Twelve Months Ended
	June 30, 2014	December 31, 2013
Shares outstanding as of beginning of period	85.2	84.4
Shares issued as part of equity-based compensation plans and the ESPP, net of RSUs surrendered	1.4	1.1
Common stock repurchases	(2.0)	(0.3)
Shares outstanding as of end of period	84.6	85.2
On December 5, 2013, our board of directors approved an extension of our existing stock repurchase program to December 31, 2014. The program, originally announced in May 2010, was due to expire on December 31, 2013. Under the program, we are authorized to repurchase, from time to time through open market purchases or otherwise, shares of our outstanding common stock in an aggregate amount up to $200.0 million. As of December 31, 2013, we had $104.5 million available for potential repurchases under the program. During the first quarter of 2014, we repurchased approximately 2.0 million shares at an aggregate cost of $29.5 million, which was funded by cash flows from operations. There were no share repurchases during the second quarter of 2014. As of June 30, 2014, we had $75.0 million available for potential repurchases under the program.
During 2013, we repurchased 50,000 shares at an aggregate cost of $0.8 million.
(15) Stock-Based Compensation
We offer stock-based compensation in the form of stock options and RSUs. We also offer an ESPP.
We grant stock options to employees and directors under our equity-based compensation plans with exercise prices that are not less than the fair market value of our common stock on the date of grant. The terms of the stock option and RSU awards, including the vesting schedule of such awards, are generally determined at the discretion of the compensation committee of the Board of Directors, subject to the terms of the applicable equity-based compensation plan. Options granted over the last several years have generally become exercisable in four or five equal annual installments beginning on the first anniversary of the date of grant or when certain performance targets are determined to have been met and have a maximum term of ten years. RSUs typically vest in four or five equal annual installments beginning on the first anniversary of the date of grant or when certain performance targets are determined to have been met. We record compensation cost for all stock options and RSUs based on the grant date fair value.
In connection with the WMS acquisition, we assumed the WMS Incentive Compensation Plan (2012 Restatement) (the "Legacy WMS Plan") and the outstanding awards under such plan, which were converted into Company equity awards using a customary exchange ratio. At the time of the assumption, there were 5.6 million shares available for future issuance under the WMS Plan excluding shares underlying outstanding awards. At the Company's annual meeting of stockholders on June 11, 2014, the Company’s stockholders approved an amendment and restatement of the Company’s 2003 Incentive Compensation Plan (the “2003 Plan”). Under the amended and restated 2003 Plan, the Legacy WMS Plan was merged into the 2003 Plan. As a result, the shares reserved and available under the two plans were combined into a single share pool, with such shares available for equity awards to any employee, non-employee director or other eligible service provider of the Company or its subsidiaries, including WMS. For additional information, see the Company's Current Report on Form 8-K filed with the SEC on June 17, 2014.
As a result of merging the plans, common stock authorized for awards increased from 13.5 million shares to 16.0 million shares under our amended and restated 2003 Plan plus available shares from a pre-existing equity-based compensation plan, which plans were approved by our stockholders. As of June 30, 2014, we had approximately 4.7 million shares available for grants of equity awards to our employees under our amended and restated 2003 Plan plus available shares from a pre-existing equity-based compensation plan, which plans were approved by our stockholders.
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
Our ESPP allows for a total of up to 1.0 million shares of Class A common stock to be purchased by eligible employees under offerings made each January 1 and July 1. Employees participate through payroll deductions up to a maximum of 15% of eligible compensation. The term of each offering period is six months and shares are purchased on the last day of the offering period at a 15% discount to the stock's market value. As of June 30, 2014, we had approximately 0.2 million shares available for issuance under the ESPP.
In May 2014, our largest shareholder became a beneficial owner of more than 40% of our common stock by acquiring additional shares in the open market. As a result, under the terms of the 2003 Plan, the vesting of certain stock options and RSUs granted under the 2003 Plan prior to June 7, 2011 accelerated. The accelerated vesting resulted in a $1.9 million increase in stock-based compensation expense for the three months ended June 30, 2014.

Stock Options
A summary of the changes in stock options outstanding during the six months ended June 30, 2014 is presented below:

	Number of Options	Weighted Average Remaining Contract Term (Years)	Weighted Average Exercise Price	Aggregate Intrinsic Value
Options outstanding as of December 31, 2013	2.6	4.2	$10.46	$17.8
Granted	0.4		16.03	—
Exercised	—		—	0.2
Canceled	(1.1)		9.04	—
Options outstanding as of March 31, 2014	1.9	7.7	$12.62	$5.0
Granted	0.2		8.94	—
Exercised	—		—	0.1
Canceled	(0.1)		13.88	—
Options outstanding as of June 30, 2014	2.0	7.4	$12.34	$2.3
Options exercisable as of June 30, 2014	1.0	5.9	$11.00	$1.5

The weighted average grant date fair value of options awarded during the three months ended June 30, 2014 and March 31, 2014 was $4.81 and $8.86, respectively. No options were granted during the three months ended June 30, 2013 and March 31, 2013. For the three and six months ended June 30, 2014, we recognized stock-based compensation expense of $1.0 million and $1.5 million, respectively, related to the service period of stock options and a related tax benefit of $0.4 million and $0.6 million, respectively, prior to consideration of any valuation allowance recorded against the tax benefit. For the three and six months ended June 30, 2013, we recognized stock-based compensation expense of approximately $0.9 million and $1.8 million, respectively, related to the service period of stock options and the related tax benefit of approximately $0.3 million and $0.7 million, respectively, prior to consideration of any valuation allowance recorded against the tax benefit.

As of June 30, 2014, we had unrecognized compensation expense of $6.7 million relating to stock option awards that will be amortized over a weighted average period of approximately two years.

Restricted Stock Units

A summary of the changes in RSUs outstanding during the six months ended June 30, 2014 is presented below:

	Number of RSUs	Weighted Average Grant Date Fair Value Per RSU
Unvested units as of December 31, 2013	5.2	$11.93
Granted	1.4	16.02
Vested	(1.7)	10.09
Canceled	(0.1)	13.84
Unvested units as of March 31, 2014	4.8	$13.76
Granted	0.3	10.33
Vested	(0.4)	11.53
Canceled	(0.3)	13.44
Unvested units as of June 30, 2014	4.4	$13.50

For the three and six months ended June 30, 2014, we recognized stock-based compensation expense of $7.0 million and $11.6 million, respectively, related to the service period of RSUs and a related tax benefit of $2.6 million and $4.3 million, respectively, prior to consideration of any valuation allowance recorded against the tax benefit. For the three and six months ended June 30, 2013, we recognized stock-based compensation expense of $4.6 million and $9.3 million, respectively, related to the service period of RSUs and the related tax benefit of $1.7 million and $3.5 million, respectively, prior to consideration of any valuation allowance recorded against the tax benefit.

As of June 30, 2014, we had unrecognized compensation expense of $49.9 million relating to RSUs that will be amortized over a weighted average period of approximately two years.

(16) Employee Benefit Plans

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

The following table sets forth the combined amount of net periodic benefit cost recognized for the three and six months ended June 30, 2014 and 2013:

	Three Months Ended		Six Months Ended
	June 30,		June 30,
	2014	2013	2014	2013
Components of net periodic pension benefit cost:
Service cost	$0.6	$0.6	$1.2	$1.2
Interest cost	1.3	1.2	2.6	2.4
Expected return on plan assets	(1.7)	(1.4)	(3.3)	(2.8)
Amortization of actuarial gains	0.1	0.3	0.3	0.5
Curtailment	0.1	—	0.2	—
Amortization of prior service costs	—	(0.1)	(0.1)	(0.1)
Net periodic cost	$0.4	$0.6	$0.9	$1.2

We have a 401(k) plan for U.S.-based employees. We contribute 37.5 cents on the dollar for the first 6% of participant contributions for a match of up to 2.25% of eligible compensation. In connection with the WMS acquisition, we assumed existing 401(k) plans of WMS. These plans cover union and non-union full-time employees of WMS and provide for contributions of up to 4.5% of covered non-union employees’ eligible compensation and a maximum fixed annual amount for covered union employees' eligible compensation as defined in the plans.

(17) Income Taxes

The effective income tax rates on the loss from continuing operations of (7.0)% and (37.6)% for the three months ended June 30, 2014 and 2013, respectively, and (12.0)% and (39.1)% for the six months ended June 30, 2014 and 2013, respectively, were determined using an estimated annual effective tax rate after considering any discrete items for such periods. Due to a valuation allowance against our U.S. deferred tax assets, the effective tax rates for the three months ended June 30, 2014 and 2013 did not include the benefit of the current-year U.S. tax loss. As a result, income tax expense for the three months ended June 30, 2014 and 2013 primarily related to income tax expense in foreign jurisdictions.

Our effective income tax rate on foreign earnings was impacted by the mix of income and the statutory tax rates in our foreign jurisdictions, which ranged from a low of 0% to a high of 35%. The foreign jurisdictions that had the most impact on our foreign income tax benefit (expense) in the period include Austria, Canada, Ireland and the U.K.

(18) Litigation
The Company is involved in various legal proceedings, including those discussed below. We record an accrual for legal contingencies when it is both probable that a liability will be incurred and the amount or range of the loss can be reasonably estimated. We evaluate our accruals for legal contingencies at least quarterly and, as appropriate, establish new accruals or adjust existing accruals to reflect (1) the facts and circumstances known to us at the time, including information regarding negotiations, settlements, rulings and other relevant events and developments, (2) the advice and analyses of counsel and (3) the assumptions and judgment of management. Legal costs associated with our legal proceedings are expensed as incurred. We had accrued liabilities of $23.4 million and $25.9 million for all of our legal matters that were contingencies as of June 30, 2014 and December 31, 2013, respectively.
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
In June 1999, Ecosalud filed a collection proceeding against SGI to enforce the liquidation resolution and recover the claimed damages. In May 2013, the Tribunal denied SGI's merit defenses to the collection proceeding and issued an order of payment of approximately 90 billion Colombian pesos (approximately $48 million based on the current exchange rate) plus default interest (potentially accrued since 1994). SGI has filed an appeal to the Council of State, which appeal has stayed the payment order.
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
In September 2013, Global Draw brought an action against IGT-UK Group Limited and IGT in the High Court of Justice (Commercial Court) in London, England seeking relief under the indemnification and warranty provisions contained in the agreement pursuant to which Barcrest was acquired from IGT-UK Group, including in connection with the April 2012 incident and a number of ancillary matters. In November 2013, IGT-UK Group Limited filed a defense in which it denied Global Draw’s claims and counterclaimed based on Global Draw’s alleged breach of contract in connection with one of the ancillary matters.
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
In January 2014, the plaintiffs in the Illinois action filed an amended complaint seeking damages for the alleged breach of fiduciary duties by the individual defendants and the alleged aiding and abetting of those breaches by WMS and Scientific Games Corporation. In February 2014, WMS and Scientific Games Corporation filed motions to dismiss the amended complaint, which is pending.
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
In September 2012, the plaintiffs filed a further amended complaint, which WMS moved to dismiss in October 2012. In April 2013, the District Court granted WMS's motion to dismiss with prejudice. In May 2013, the plaintiffs filed a notice of appeal with the U.S. Court of Appeals for the Seventh Circuit.  In October 2013, the parties advised the court that they had reached a proposed settlement on a class basis and sought the District Court’s approval of the proposed settlement.  In January 2014, the District Court preliminarily approved the proposed settlement. In May 2014, final approval of the settlement was received and the case was dismissed with prejudice. The settlement did not have a material impact on our results of operations.
IGT License Claims
In early 2012, IGT initiated an audit to determine whether WMS was in compliance with the terms of a license agreement between the two parties. IGT claimed that WMS underpaid license fees by approximately $25.0 million plus $11.0 million in interest.  IGT subsequently filed a demand for arbitration seeking $50.0 million from WMS.  We initiated an action in the U.S. District Court for the District of Nevada seeking a preliminary injunction to enjoin or limit the scope of the arbitration and to restrain IGT from seeking to enforce certain provisions of the arbitration clause in the license agreement, as well as a refund of overpaid royalty payments.  Our motion for preliminary injunction was denied by the District Court in March 2014 and our action seeking recovery of overpaid royalty payments was stayed pending resolution of certain matters in the arbitration. In June 2014, WMS, Scientific Games Corporation and IGT entered into a settlement agreement that resolved this matter and a number of other disputes and proceedings among the parties. We paid $8.0 million to IGT in connection with the settlement, substantially all of which was included in our previously accrued liabilities assumed in the WMS acquisition. The District Court action was dismissed in June 2014 and the arbitration action was dismissed in July 2014.

(19) Supplemental Disclosure of Cash Flow Information
Additional cash flow information is presented below:

	Six months ended June 30,
	2014	2013
Interest paid	$64.2	$46.3
Income taxes paid, net of refunds	$(5.3)	$6.1
Six months ended June 30, 2014
On March 31, 2014, we entered into a new leasing arrangement with ITL for the lease of gaming machines in connection with a long-term services contract with a customer. As of June 30, 2014, we recorded a non-cash capital lease asset and minimum lease liability of $42.8 million.
During the six months ended June 30, 2014 we recorded approximately $115 million of non-cash other assets and related liabilities related to agreements entered into during the period for long-term licensed assets with minimum royalty guarantees.
There were no other significant non-cash investing or financing activities for the six months ended June 30, 2014.
Six months ended June 30, 2013
During the six months ended June 30, 2013 we recorded approximately $26 million of non-cash other assets and related liabilities related to agreements entered into during the period for long-term licensed assets with minimum royalty guarantees.
There were no other significant non-cash investing or financing activities for the six months ended June 30, 2013.

(20) Financial Information for Guarantor Subsidiaries and Non-Guarantor Subsidiaries

We conduct substantially all of our business through our U.S. and foreign subsidiaries. SGI’s obligations under the credit agreement, the 2021 Notes and the 2020 Notes are fully and unconditionally and jointly and severally guaranteed by Scientific Games Corporation (the “Parent Company”) and substantially all of our 100%-owned U.S. subsidiaries other than SGI (the “Guarantor Subsidiaries”). Our 2018 Notes, which were issued by the Parent Company, are fully and unconditionally and jointly and severally guaranteed by our 100% owned U.S. subsidiaries, including SGI. The guarantees of our 2021 Notes, 2020 Notes and 2018 Notes will terminate under following customary circumstances: (1) the sale or disposition of the capital stock of the guarantor (including by consolidation or merger of the guarantor into another person); (2) the liquidation or dissolution of the guarantor; (3) the defeasance or satisfaction and discharge of the notes; (4) the release of the guarantor from any guarantees of indebtedness of the Parent Company and SGI (or, in the case of the 2018 Notes, the release of the guarantor from any guarantees of indebtedness of the Parent Company); and (5) in the case of the 2020 Notes and 2021 Notes, the proper designation of the guarantor as an unrestricted subsidiary pursuant to the indenture governing the 2020 and 2021 Notes, respectively.

Presented below is condensed consolidated financial information for (1) the Parent Company, (2) SGI, (3) the Guarantor Subsidiaries and (4) our 100%-owned foreign subsidiaries and our non-100%-owned U.S. and foreign subsidiaries (collectively, the “Non-Guarantor Subsidiaries”) as of June 30, 2014 and December 31, 2013 and for the three and six months ended June 30, 2014 and 2013. The condensed consolidating financial information has been presented to show the nature of assets held by, and the results of operations and cash flows of, the Parent Company, SGI, the Guarantor Subsidiaries and the Non-Guarantor Subsidiaries assuming the guarantee structures of the credit agreement, the 2021 Notes, the 2020 Notes and the 2018 Notes were in effect at the beginning of the periods presented.

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

SCIENTIFIC GAMES CORPORATION AND SUBSIDIARIES
SUPPLEMENTAL CONDENSED CONSOLIDATING BALANCE SHEET
As of June 30, 2014

	Parent Company	SGI	Guarantor Subsidiaries	Non-Guarantor Subsidiaries	Eliminating Entries	Consolidated
Assets
Cash and cash equivalents	$16.3	$0.1	$1.3	$71.5	$—	$89.2
Restricted cash	—	—	11.7	0.1	—	11.8
Accounts receivable, net	—	66.8	138.1	121.6	—	326.5
Notes receivable, net	—	—	77.7	57.3	—	135.0
Inventories	—	39.3	64.8	66.2	—	170.3
Other current assets	13.9	14.5	82.8	35.2	—	146.4
Property and equipment, net	0.6	129.4	418.5	218.3	—	766.8
Investment in subsidiaries	1,933.4	957.3	—	—	(2,890.7)	—
Goodwill	—	253.6	484.2	460.0	—	1,197.8
Intangible assets, net	161.9	41.5	281.9	25.0	—	510.3
Intercompany balances	—	1,408.0	286.8	—	(1,694.8)	—
Software, net	10.5	33.6	227.6	49.4	—	321.1
Other assets	3.3	129.1	28.3	347.6	—	508.3
Total assets	$2,139.9	$3,073.2	$2,103.7	$1,452.2	$(4,585.5)	$4,183.5
Liabilities and stockholders’ equity
Debt payments due within one year	$—	$23.0	$—	$13.2	$—	$36.2
Other current liabilities	41.3	71.5	123.6	127.7	(0.1)	364.0
Long-term debt, excluding current installments	250.0	2,902.9	—	34.6	—	3,187.5
Other long-term liabilities	179.7	44.5	73.2	72.5	—	369.9
Intercompany balances	1,443.0	—	—	251.8	(1,694.8)	—
Stockholders’ equity	225.9	31.3	1,906.9	952.4	(2,890.6)	225.9
Total liabilities and stockholders’ equity	$2,139.9	$3,073.2	$2,103.7	$1,452.2	$(4,585.5)	$4,183.5

SCIENTIFIC GAMES CORPORATION AND SUBSIDIARIES
SUPPLEMENTAL CONDENSED CONSOLIDATING BALANCE SHEET
As of December 31, 2013

	Parent Company	SGI	Guarantor Subsidiaries	Non-Guarantor Subsidiaries	Eliminating Entries	Consolidated
Assets
Cash and cash equivalents	$56.0	$—	$24.4	$73.3	$—	$153.7
Restricted cash	—	—	10.9	—	—	10.9
Accounts receivable, net	—	66.9	135.4	143.7	—	346.0
Notes receivable, net	—	—	90.9	67.8	—	158.7
Inventories	—	28.2	59.6	50.0	—	137.8
Other current assets	13.9	10.5	95.0	35.0	—	154.4
Property and equipment, net	1.1	137.3	441.3	192.9	—	772.6
Investment in subsidiaries	1,962.5	796.5	—	—	(2,759.0)	—
Goodwill	—	251.7	464.6	470.6	—	1,186.9
Intangible assets, net	1.9	42.0	340.6	26.6	—	411.1
Intercompany balances	—	1,430.1	296.3	—	(1,726.4)	—
Software, net	9.4	31.7	251.4	51.0	—	343.5
Other assets	6.0	147.7	42.2	370.4	—	566.3
Total assets	$2,050.8	$2,942.6	$2,252.6	$1,481.3	$(4,485.4)	$4,241.9
Liabilities and stockholders’ equity
Debt payments due within one year	$—	$23.0	$—	$7.4	$—	$30.4
Other current liabilities	30.4	63.2	174.9	158.2	—	426.7
Long-term debt, excluding current installments	250.0	2,912.2	—	—	—	3,162.2
Other long-term liabilities	20.8	37.8	121.2	67.8	—	247.6
Intercompany balances	1,374.6	—	—	351.8	(1,726.4)	—
Stockholders’ equity	375.0	(93.6)	1,956.5	896.1	(2,759.0)	375.0
Total liabilities and stockholders’ equity	$2,050.8	$2,942.6	$2,252.6	$1,481.3	$(4,485.4)	$4,241.9

SCIENTIFIC GAMES CORPORATION AND SUBSIDIARIES
SUPPLEMENTAL CONDENSED CONSOLIDATING STATEMENT OF OPERATIONS AND COMPREHENSIVE LOSS
Three Months Ended June 30, 2014

	Parent Company	SGI	Guarantor Subsidiaries	Non-Guarantor Subsidiaries	Eliminating Entries	Consolidated
Revenue	$—	$109.8	$167.0	$140.0	$0.1	$416.9
Cost of instant games, cost of services and cost of product sales (1)	—	32.0	87.4	72.9	0.1	192.4
Selling, general and administrative	17.0	17.5	41.8	18.9	—	95.2
Research and development	—	0.6	20.1	4.1	—	24.8
Employee termination and restructuring	2.0	—	2.5	0.4	—	4.9
Depreciation and amortization	1.8	10.1	61.7	22.4	—	96.0
Operating (loss) income	(20.8)	49.6	(46.5)	21.3	—	3.6
Interest income (expense)	3.1	(4.4)	(47.7)	(0.3)	—	(49.3)
Other (expense) income, net	(17.3)	(67.6)	50.3	12.7	(0.1)	(22.0)
Net (loss) income before equity in income of subsidiaries and income taxes	(35.0)	(22.4)	(43.9)	33.7	(0.1)	(67.7)
Equity in (loss) income of subsidiaries	(32.8)	20.6	—	—	12.2	—
Income tax expense	(4.6)	(0.1)	—	—	—	(4.7)
Net (loss) income from continuing operations	$(72.4)	$(1.9)	$(43.9)	$33.7	$12.1	$(72.4)

Net (loss) income	(72.4)	(1.9)	(43.9)	33.7	12.1	(72.4)

Other comprehensive income (loss)	4.2	(4.9)	—	9.7	(4.8)	4.2
Comprehensive (loss) income	$(68.2)	$(6.8)	$(43.9)	$43.4	$7.3	$(68.2)

(1) Exclusive of depreciation and amortization.

SCIENTIFIC GAMES CORPORATION AND SUBSIDIARIES
SUPPLEMENTAL CONDENSED CONSOLIDATING STATEMENT OF OPERATIONS AND COMPREHENSIVE LOSS
Three Months Ended June 30, 2013

	Parent Company	SGI	Guarantor Subsidiaries	Non-Guarantor Subsidiaries	Eliminating Entries	Consolidated
Revenue	$—	$107.0	$9.8	$119.0	$(0.8)	$235.0
Cost of instant games, cost of services and cost of product sales (1)	—	34.4	34.7	66.1	(1.8)	133.4
Selling, general and administrative	17.7	11.9	2.3	12.8	—	44.7
Research and development	—	0.8	0.2	0.4	—	1.4
Employee termination and restructuring	—	—	—	—	—	—
Depreciation and amortization	0.2	9.5	5.5	27.9	—	43.1
Operating (loss) income	(17.9)	50.4	(32.9)	11.8	1.0	12.4
Interest expense	(5.3)	(19.7)	—	(0.2)	0.1	(25.1)
Other income (expense), net	0.8	(46.5)	47.9	2.6	(1.1)	3.7
Net (loss) income before equity in income of subsidiaries and income taxes	(22.4)	(15.8)	15.0	14.2	—	(9.0)
Equity in income (loss) of subsidiaries	11.8	14.9	—	—	(26.7)	—
Income tax expense	(1.8)	(0.1)	—	(1.5)	—	(3.4)
Net (loss) income from continuing operations	$(12.4)	$(1.0)	$15.0	$12.7	$(26.7)	$(12.4)

Net loss from discontinued operations	(0.6)	—	—	(0.6)	0.6	(0.6)

Net (loss) income	(13.0)	(1.0)	15.0	12.1	(26.1)	(13.0)

Other comprehensive income (loss)	0.8	(0.2)	—	0.9	(0.7)	0.8
Comprehensive (loss) income	$(12.2)	$(1.2)	$15.0	$13.0	$(26.8)	$(12.2)

(1) Exclusive of depreciation and amortization.

SCIENTIFIC GAMES CORPORATION AND SUBSIDIARIES
SUPPLEMENTAL CONDENSED CONSOLIDATING STATEMENT OF OPERATIONS AND COMPREHENSIVE LOSS
Six Months Ended June 30, 2014

	Parent Company	SGI	Guarantor Subsidiaries	Non-Guarantor Subsidiaries	Eliminating Entries	Consolidated
Revenue	$—	$210.2	$316.3	$278.5	$—	$805.0
Cost of instant games, cost of services and cost of product sales (1)	—	63.8	161.6	149.8	—	375.2
Selling, general and administrative	32.1	34.1	82.1	38.7	—	187.0
Research and development	—	1.1	41.6	8.0	—	50.7
Employee termination and restructuring	2.0	0.2	4.1	4.2	—	10.5
Depreciation and amortization	5.5	20.3	119.8	44.5	—	190.1
Operating (loss) income	(39.6)	90.7	(92.9)	33.3	—	(8.5)
Interest expense	(2.3)	(46.5)	(47.9)	(0.5)	—	(97.2)
Other (expense) income, net	(32.6)	(95.3)	91.4	37.4	—	0.9
Net (loss) income before equity in income of subsidiaries and income taxes	(74.5)	(51.1)	(49.4)	70.2	—	(104.8)
Equity in (loss) income of subsidiaries	(32.9)	35.1	—	—	(2.2)	—
Income tax expense	(10.0)	(0.1)	—	(2.5)	—	(12.6)
Net (loss) income from continuing operations	$(117.4)	$(16.1)	$(49.4)	$67.7	$(2.2)	$(117.4)

Net (loss) income	(117.4)	(16.1)	(49.4)	67.7	(2.2)	(117.4)

Other comprehensive income (loss)	3.7	3.0	(0.3)	10.1	(12.8)	3.7
Comprehensive (loss) income	$(113.7)	$(13.1)	$(49.7)	$77.8	$(15.0)	$(113.7)

(1) Exclusive of depreciation and amortization.

SCIENTIFIC GAMES CORPORATION AND SUBSIDIARIES
SUPPLEMENTAL CONDENSED CONSOLIDATING STATEMENT OF OPERATIONS AND COMPREHENSIVE LOSS
Six Months Ended June 30, 2013

	Parent Company	SGI	Guarantor Subsidiaries	Non-Guarantor Subsidiaries	Eliminating Entries	Consolidated
Revenue	$—	$207.8	$21.9	$226.6	$(1.7)	$454.6
Cost of instant games, cost of services and cost of product sales (1)	—	66.9	69.0	126.1	(3.9)	258.1
Selling, general and administrative	35.3	24.7	5.2	28.9	(0.6)	93.5
Research and development	—	2.2	0.3	0.8	—	3.3
Employee termination and restructuring	—	—	—	0.3	—	0.3
Depreciation and amortization	0.4	18.6	11.0	45.9	—	75.9
Operating (loss) income	(35.7)	95.4	(63.6)	24.6	2.8	23.5
Interest expense	(10.6)	(39.1)	—	(0.5)	0.1	(50.1)
Other income (expense), net	3.3	(87.0)	89.6	5.7	(2.8)	8.8
Net (loss) income before equity in income of subsidiaries and income taxes	(43.0)	(30.7)	26.0	29.8	0.1	(17.8)
Equity in income (loss) of subsidiaries	21.9	25.8	—	—	(47.7)	—
Income tax expense	(3.6)	(0.1)	—	(3.2)	—	(6.9)
Net (loss) income from continuing operations	$(24.7)	$(5.0)	$26.0	$26.6	$(47.6)	$(24.7)

Net loss from discontinued operations	(1.5)	—	—	(1.5)	1.5	(1.5)

Net (loss) income	(26.2)	(5.0)	26.0	25.1	(46.1)	(26.2)

Other comprehensive (loss) income	(37.3)	0.1	—	(37.3)	37.2	(37.3)
Comprehensive (loss) income	$(63.5)	$(4.9)	$26.0	$(12.2)	$(8.9)	$(63.5)

(1) Exclusive of depreciation and amortization.

SCIENTIFIC GAMES CORPORATION AND SUBSIDIARIES
SUPPLEMENTAL CONDENSED CONSOLIDATING STATEMENT OF CASH FLOWS
Six Months Ended June 30, 2014

	Parent Company	SGI	Guarantor Subsidiaries	Non-Guarantor Subsidiaries	Eliminating Entries	Consolidated
Net cash (used in) provided by operating activities	$(54.6)	$8.8	$62.7	$90.2	$—	$107.1
Cash flows from investing activities:						—
Additions to property and equipment	(2.2)	(0.3)	(13.3)	(5.3)	—	(21.1)
Lottery and gaming services expenditures	(0.1)	(9.0)	(25.3)	(10.4)	—	(44.8)
Intangible assets and software expenditures	(3.7)	(6.8)	(29.0)	(9.3)	—	(48.8)
Additions to equity method investments	—	—	—	(40.6)	—	(40.6)
Distributions of capital on equity investments	—	1.1	—	31.8	—	32.9
Proceeds on sale of equity interest	—	—	—	44.9	—	44.9
Other	—	22.0	(1.3)	5.9	(27.7)	(1.1)
Intercompany balances	—	20.9	(16.2)	—	(4.7)	—
Net cash provided by (used in) investing activities	(6.0)	27.9	(85.1)	17.0	(32.4)	(78.6)
Cash flows from financing activities:
Net payments on long-term debt	—	(13.8)	—	(3.0)	—	(16.8)
Payments of financing fees	—	(22.8)	—	—	—	(22.8)
Common stock repurchases	(29.5)	—	—	—	—	(29.5)
Contingent earnout payments	—	—	—	(3.2)	—	(3.2)
Net redemptions of common stock under stock-based compensation plans	(19.2)	—	—	(27.7)	27.7	(19.2)
Other, principally intercompany balances	69.6	—	—	(74.3)	4.7	—
Net cash provided by (used in) financing activities	20.9	(36.6)	—	(108.2)	32.4	(91.5)
Effect of exchange rate changes on cash	—	—	(0.7)	(0.8)	—	(1.5)
Increase (decrease) in cash and cash equivalents	(39.7)	0.1	(23.1)	(1.8)	—	(64.5)
Cash and cash equivalents, beginning of period	56.0	—	24.4	73.3	—	153.7
Cash and cash equivalents, end of period	$16.3	$0.1	$1.3	$71.5	$—	$89.2

SCIENTIFIC GAMES CORPORATION AND SUBSIDIARIES
SUPPLEMENTAL CONDENSED CONSOLIDATING STATEMENT OF CASH FLOWS
Six Months Ended June 30, 2013

	Parent Company	SGI	Guarantor Subsidiaries	Non- Guarantor Subsidiaries	Eliminating Entries	Consolidated
Net cash (used in) provided by operating activities	$(24.1)	$(9.2)	$28.3	$75.0	$—	$70.0
Cash flows from investing activities:
Additions to property and equipment	(3.6)	(0.8)	(6.7)	(3.9)	—	(15.0)
Lottery and gaming services expenditures	(0.2)	(2.3)	(0.3)	(40.3)	—	(43.1)
Intangible assets and software expenditures	—	(7.1)	(7.7)	(7.6)	—	(22.4)
Business acquisitions, net of cash acquired	—	—	—	(0.4)	—	(0.4)
Other assets and investments	(0.2)	9.8	—	48.7	(61.4)	(3.1)
Other, principally intercompany balances	19.8	—	(14.1)	—	(5.7)	—
Net cash (used in) provided by investing activities	15.8	(0.4)	(28.8)	(3.5)	(67.1)	(84.0)
Cash flows from financing activities:
Net payments on long-term debt	—	(3.1)	—	(6.0)	—	(9.1)
Net redemptions of common stock under stock-based compensation plans	(2.8)	—	—	(61.4)	61.4	(2.8)
Payment of financing fees	—	(2.0)	—	—	—	(2.0)
Other, principally intercompany balances	—	14.7	—	(20.4)	5.7	—
Net cash provided by (used in) financing activities	(2.8)	9.6	—	(87.8)	67.1	(13.9)
Effect of exchange rate changes on cash	—	(0.1)	—	(2.9)	—	(3.0)
Decrease in cash and cash equivalents	(11.1)	(0.1)	(0.5)	(19.2)	—	(30.9)
Cash and cash equivalents, beginning of period	27.2	0.1	2.4	79.3	—	109.0
Cash and cash equivalents, end of period	$16.1	$—	$1.9	$60.1	$—	$78.1

(21) Subsequent Events

Pending Acquisition of Bally Technologies, Inc.

On August 1, 2014, we entered into a merger agreement pursuant to which we agreed to acquire Bally Technologies, Inc., a leading supplier of games, table game products, systems, mobile, and iGaming solutions (“Bally”), for $83.30 in cash per common share, for a total enterprise value of approximately $5.1 billion, including the refinancing of approximately $1.8 billion of existing Bally net debt.

The closing of the merger is subject to approval of the merger by Bally stockholders, expiration or early termination of the waiting period under the Hart-Scott-Rodino Antitrust Improvements Act of 1976, as amended (the “HSR Act”), receipt of certain gaming regulatory approvals and other customary closing conditions

The merger agreement contains certain termination rights for both Scientific Games and Bally and further provides that, in connection with termination of the merger agreement under specified circumstances, (1) we may be required to pay to Bally a termination fee of $105.0 million if all the conditions to closing have been met and the merger is not consummated because of a breach by our lenders of their obligations to finance the transaction, (2) we may be required to pay to Bally a termination fee of $105.0 million if the parties are unable to obtain approval under the HSR Act or to obtain the gaming regulatory approvals that are conditions to closing and (3) Bally may be required to pay to us a termination fee of
$80.0 million under specified circumstances, including, but not limited to, a change in the Bally board’s recommendation of the merger or in connection with Bally’s termination of the merger agreement to enter into a written definitive agreement for a “superior proposal” (as defined in the merger agreement).

The transaction is expected to be completed in early 2015. However, no assurance can be given that the transaction will be completed.

In connection with the pending acquisition of Bally, Scientific Games and SGI entered into a commitment letter with Bank of America, N.A., Merrill Lynch, Pierce, Fenner & Smith Incorporated, Deutsche Bank AG New York Branch, Deutsche Bank AG Cayman Islands Branch, Deutsche Bank Securities Inc., JPMorgan Chase Bank, N.A. and J.P. Morgan Securities LLC and certain of their respective affiliates as additional commitment parties. Pursuant to the commitment letter, the commitment parties have agreed to provide the financing necessary to fund the consideration to be paid pursuant to the terms of the merger agreement (the “Debt Financing”). The Debt Financing is anticipated to consist of, among other things, (1) a senior secured term loan facility in a total principal amount of $1,735.0 million, (2) a senior secured incremental revolving credit facility in a total principal amount of $350.0 million, (3) amendments to, or the refinancing of, Scientific Games’ existing credit facilities, consisting of (a) an existing senior secured term loan facility in a total principal amount of $2,294.0 million and (b) an existing senior secured revolving credit facility in a total principal amount of $300 million, and (4) senior secured notes and senior unsecured notes yielding $3,450.0 million in aggregate gross cash proceeds and/or to the extent that the issuance of such notes yields less than $3,450.0 million in aggregate gross cash proceeds or such cash proceeds are otherwise unavailable, a senior secured bridge loan facility and a senior unsecured bridge loan facility up to an aggregate principal amount of $3,450 million (less the cash proceeds received from the notes and available for use, (if any)). The funding of the Debt Financing is contingent on the satisfaction of certain conditions set forth in the commitment letter. The merger is not conditioned on our obtaining the proceeds of any financing, including the Debt Financing.

For further information regarding the pending transaction and the Debt Financing, please see the full text of the merger agreement, a copy of which is filed as exhibit 2.1 to our Current Report on Form 8-K filed with the SEC on August 4, 2014, the full text of the commitment letter, a copy of which is filed as Exhibit 10.1 to our Current Report on Form 8-K filed with the SEC on August 4, 2014, as well as the section entitled "Risks Relating to Our Pending Acquisition of Bally" contained in "Risk Factors" in Item 1A of this Quarterly Report on Form 10-Q.

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
Pending Acquisition of Bally Technologies, Inc.
On August 1, 2014, we entered into a merger agreement pursuant to which we agreed to acquire Bally for $83.30 in cash per common share, for a total enterprise value of approximately $5.1 billion, including the refinancing of approximately $1.8 billion of existing Bally net debt.  The closing of the merger is subject to approval of the merger by Bally stockholders, expiration or early termination of the waiting period under the HSR Act, receipt of certain gaming regulatory approvals and other customary closing conditions.
In connection with the merger agreement, we entered into a commitment letter pursuant to which the lenders party thereto have agreed to provide the Debt Financing. The merger is not conditioned on our obtaining the proceeds of any financing, including the Debt Financing.
The merger agreement contains certain termination rights for both Scientific Games and Bally and further provides that, in connection with termination of the merger agreement under specified circumstances, (1) we may be required to pay to Bally a termination fee of $105.0 million if all the conditions to closing have been met and the merger is not consummated because of a breach by our lenders of their obligations to finance the transaction, (2) we may be required to pay to Bally a termination fee of $105.0 million if the parties are unable to obtain approval under the HSR Act or to obtain the gaming regulatory approvals that are conditions to closing and (3) Bally may be required to pay to us a termination fee of $80.0 million under specified circumstances, including, but not limited to, a change in the Bally board’s recommendation of the merger or in connection with Bally’s termination of the merger agreement to enter into a written definitive agreement for a “superior proposal” (as defined in the merger agreement).
The transaction is expected to be completed in early 2015. However, no assurance can be given that the transaction will be completed.
In connection with the pending transaction, we have incurred and currently expect to continue to incur, professional fees and other expenses in the third quarter of 2014, with additional transaction-related fees and expenses anticipated to be incurred throughout the balance of 2014.

For additional information regarding the pending transaction and the Debt Financing, please see the full text of the merger agreement, a copy of which is filed as exhibit 2.1 to our Current Report on Form 8-K filed with the SEC on August 4, 2014, the full text of the commitment letter, a copy of which is filed as Exhibit 10.1 to our Current Report on Form 8-K filed with the SEC on August 4, 2014, as well as the section entitled "Risks Relating to Our Pending Acquisition of Bally" contained in "Risk Factors" in Item 1A of this Quarterly Report on Form 10-Q.
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
Our consolidated results of operations for the three and six months ended June 30, 2014 were significantly impacted by the inclusion of the results of operations of WMS in our consolidated and gaming business segment results of operations. Results for the three and six months ended June 30, 2013 do not include results of operations for WMS.
We remain focused on successfully integrating WMS and Scientific Games and achieving anticipated cost synergies by implementing our integration plans to streamline our operations and cost structure. We are also focused on positioning the Company for profitable growth by leveraging our core strengths and capabilities to enhance our portfolio of products and services and to expand into new markets and further penetrate existing markets worldwide. We anticipate our future results of operations will benefit from these efforts, although we expect that incremental costs and capital expenditures will be required relating to our contemplated integration activities. We also expect to incur additional costs during 2014 to position ourselves to capitalize on longer-term revenue opportunities.
Segments
We report our operations in three business segments: Instant Products, Lottery Systems and Gaming. The Instant Products and Lottery Systems business segments are managed by a single executive and the Gaming business segment is managed by a different executive, both of whom report to our chief executive officer (who is the "chief operating decision maker" under applicable accounting rules). Our interactive operating segment is aggregated with our gaming operating segment and is presented within the Gaming business segment. See "Business Segment Results" below and Note 2 (Reportable Business Segment Information) in this Quarterly Report on Form 10-Q for additional business segment information. In addition, effective in the fourth quarter of 2013, we revised our business and operating segments to reflect the reorganization of our business following the WMS acquisition and the financial information regularly reviewed by our chief executive officer. Based on that review, we moved our video systems operating segment from the Lottery Systems business segment to the Gaming business segment. This change, which was effective as of December 31, 2013, had no impact on the Company's consolidated financial statements for any periods. Business segment information for the three and six months ended June 30, 2013 has been adjusted to reflect this change.
Discontinued Operations
On March 25, 2013, we completed the sale of our installed base of gaming machines in our pub business, as discussed in Note 3 (Acquisitions and Dispositions) in this Quarterly Report on Form 10-Q. The results of our discontinued pub operations for the three and six months ended March 31, 2013 are presented in the Consolidated Statements of Operations and Comprehensive Loss in accordance with ASC 205-20, Presentation of Financial Statements - Discontinued Operations. For the three and six months ended June 30, 2013, we recorded a loss from discontinued operations of $0.6 million and $1.5 million, respectively. There were no results of operations for this business for the three or six months ended June 30, 2014.
Foreign Exchange
Our results are impacted by changes in foreign currency exchange rates from the translation of foreign functional currencies into U.S. dollars and the re-measurement of foreign currency transactions. The impact of foreign currency exchange rate fluctuations represents the difference between current rates and prior-period rates applied to current activity. We derived approximately 49% and 53% of our revenue from sales to customers outside of the U.S. in 2013 and 2012, respectively. We have exposure to foreign currency volatility, particularly the British Pound Sterling and the Euro which represented $58.2 million, or 14.0%, and $22.1 million, or 5.3%, respectively, of our revenue for the three months ended June 30, 2014 and

$114.8 million, or 14.3%, and $42.3 million, or 5.3%, respectively, of our revenue for the six months ended June 30, 2014. We also have foreign currency exposure related to certain of our equity investments. Our earnings from our Euro-denominated equity investment in LNS were $4.9 million and $10.6 million for the three and six months ended June 30, 2014, respectively. See "Quantitative and Qualitative Disclosures About Market Risk" in Item 7A of our 2013 Annual Report on Form 10-K for further information regarding our foreign exchange exposures.

Three Months Ended June 30, 2014 Compared to Three Months Ended June 30, 2013
CONSOLIDATED RESULTS

			Variance for the
(in millions)	Three Months Ended		Three Months Ended
	June 30,		June 30,
	2014	2013	2014 vs. 2013
Revenue:
Instant games	$135.4	$126.5	$8.9	7.0%
Services	179.3	85.2	94.1	110.4%
Product sales	102.2	23.3	78.9	338.6%
Total revenue	416.9	235.0	181.9	77.4%
Operating expenses:
Cost of instant games (1)	72.9	71.5	1.4	2.0%
Cost of services (1)	64.6	46.2	18.4	39.8%
Cost of product sales (1)	54.9	15.7	39.2	249.7%
Selling, general and administrative	95.2	44.7	50.5	113.0%
Research and development	24.8	1.4	23.4	n/m
Employee termination and restructuring	4.9	—	4.9	n/m
Depreciation and amortization	96.0	43.1	52.9	122.7%
Operating income	3.6	12.4	(8.8)	(71.0)%
Other (expense) income:
Interest expense	(49.3)	(25.1)	(24.2)	96.4%
Earnings from equity investments	0.7	3.5	(2.8)	(80.0)%
Loss on early extinguishment of debt	(25.9)	—	(25.9)	n/m
Other income, net	3.2	0.2	3.0	n/m
Net loss from continuing operations before income taxes	(67.7)	(9.0)	(58.7)	652.2%
Income tax expense	(4.7)	(3.4)	(1.3)	38.2%
Net loss from continuing operations	$(72.4)	$(12.4)	$(60.0)	483.9%

"n/m" - not meaningful
(1) Exclusive of depreciation and amortization.

Three Months Ended June 30, 2014 Compared to Three Months Ended June 30, 2013

Revenue
Consolidated revenue increased in each of our categories of revenue: instant games, services and product sales. The inclusion of revenue from WMS increased consolidated revenue by $169.6 million. Consolidated revenue also reflected favorable foreign currency translation of $4.2 million.
Instant games revenue increased $8.9 million reflecting higher revenue from our participation contracts in U.S. and international jurisdictions and our game licensing and player loyalty programs. These increases were partially offset by lower revenue from our international price-per-unit contracts. Services revenue, which includes our participation-based and other services revenue from our U.S.-based Lottery Systems and global Gaming businesses, increased $94.1 million, primarily reflecting the inclusion of WMS services revenue of $93.0 million. The $78.9 million increase in product sales revenue included $76.6 million of WMS product sales revenue, with the remaining increase attributable to higher hardware and software sales to our international and U.S. lottery customers.
Cost of Revenue
Consolidated cost of revenue increased primarily as a result of higher revenue. Cost of instant games revenue increased 2% compared to the increase in instant games revenue of 7%. Cost of services increased nearly 40% compared to an increase in services revenue of 110%, reflecting a more profitable revenue mix primarily attributable to WMS services revenue.

Cost of product sales increased 250% compared to an increase in sales revenue of 339%, reflecting the inclusion of WMS product sales.
SG&A
SG&A increased $50.5 million, which reflected $43.8 million of SG&A attributable to WMS, $4.7 million of higher compensation expense and $1.0 million of higher legal fees.
R&D
R&D increased $23.4 million primarily related to the inclusion of WMS in our financial results.
Employee Termination and Restructuring

Employee termination and restructuring costs included $4.1 million related to WMS integration activities and $0.8 million related to the exit from our paper roll conversion operations in the U.S., which are non-core to our operations. For additional information regarding these charges, see Note 4 (Restructuring) in this Quarterly Report on Form 10-Q.

D&A

D&A increased $52.9 million, of which $53.2 million was attributable to WMS. Excluding the increase attributable to WMS, D&A was flat, reflecting accelerated D&A recorded in the prior year for the write-down of used gaming machines and a change in the estimated useful lives of our gaming machines, offset by an increase in depreciation of internally developed software assets in the current-year period.

Other Income and Expense

Interest expense increased $24.2 million due to the additional indebtedness incurred under our new credit facilities to finance the WMS acquisition. This increase was slightly offset by a reduction in interest expense as a result of the replacement of the 2019 Notes with the 2021 Notes in June 2014. For additional information regarding our indebtedness, see Note 12 (Long-term and Other Debt) in this Quarterly Report on Form 10-Q.

Earnings from equity investments decreased primarily due to a decrease in earnings from our Northstar Illinois equity investment as a result of an $8.0 million charge we recorded related our share of an estimated net shortfall payment accrued by Northstar Illinois. This decrease was partially offset by an increase in earnings from our other equity investments, primarily RCN.

We recorded a loss on early extinguishment of debt of $25.9 million primarily related to the tender and redemption premiums and the write-off of deferred financing costs in connection with the purchase and redemption of our 2019 Notes in June 2014.

Income Tax Expense

The effective income tax rates on the loss from continuing operations of (7.0)% and (37.6)% for the three months ended June 30, 2014 and 2013, respectively, were determined using an estimated annual effective tax rate after considering any discrete items for such periods. Due to a valuation allowance against our U.S. deferred tax assets, the effective tax rates for the three months ended June 30, 2014 and 2013 did not include the benefit of the current-year U.S. tax loss. As a result, income tax expense for the three months ended June 30, 2014 and 2013 primarily related to income tax expense in foreign jurisdictions.

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
Current Year Update
In January 2014, we completed the installation of a new, state-of-the-art instant lottery game printing press at our Alpharetta, Georgia facility, which provides increased capacity for the production of our instant games.
Following the expiration of our contract with Loto-Québec in January 2014, we have continued to provide instant lottery games to this customer under the previous contract terms. In November 2013, we were awarded a new price-per-unit contract with Loto-Québec, which we expect to take effect in the third quarter of 2014 and that will represent a significantly smaller portion of such customer’s instant lottery game business than the recently expired contract. We understand that a contract has been awarded to one of our competitors for certain categories of instant games that we provided under the recently expired contract.
In April 2014, we entered into a three-year price-per-unit instant games contract to continue serving as the primary supplier to La Française des Jeux (“FDJ”), the operator of the French National Lottery and the second largest instant game lottery in the world, which includes options for FDJ to extend the contract for three additional one-year periods.
In May 2014, Hellenic Lotteries commenced sales of lottery games in Greece under its 12-year concession, which provides exclusive rights to the production, operation and management of instant games and certain traditional lotteries in Greece. We own a 16.5% equity interest in Hellenic Lotteries and are its exclusive supplier of instant games.
In December 2013, we initiated a plan to exit our instant lottery game operations in Mexico. In February 2014, we exited the operations and simultaneously entered into a three-year agreement to supply instant lottery games to a distributor in Mexico. In June 2014, we initiated a plan to exit our paper roll conversion operations in the U.S., which are non-core to our operations.
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
We understand that, during 2013, Northstar Illinois recorded a liability of approximately $42 million in 2013 associated with its initial estimate of the potential aggregate net shortfall payments for the first three fiscal years under its PMA with the State of Illinois. Northstar Illinois amortizes the $42.0 million liability over the life of the contract, which reduces our earnings from our equity investment in Northstar Illinois. This amount was not material to our results of operations for the three and six months ended June 30, 2014. During the three months ended June 30, 2014, we understand that Northstar Illinois recorded an additional liability of approximately $40 million related to an estimated shortfall payment related to the lottery's fiscal year ended June 30, 2014. We recorded a charge of $8 million, representing our 20% share of that liability, in our earnings from equity investments during the three months ended June 30, 2014.
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
Based on third-party data, our U.S. customers' total instant lottery games retail sales increased 4.9% and 4.3% for the three and six months ended June 30, 2014 compared to the prior-year periods, driven by several factors, including strong performance in those states where we provide instant game product management services. Retail sales of instant games in Italy decreased 2.5% and 2.6% for the three and six months ended June 30, 2014 compared to the prior-year periods. Italy retail sales are generally impacted by the level of marketing spending and timing of the launch of new games.
Results of Operations and Key Performance Indicators for Instant Products

			Variance for the
(in millions)	Three Months Ended		Three Months Ended
	June 30,		June 30,
	2014	2013	2014 vs. 2013
Revenue:
Instant games	$135.4	$126.5	$8.9	7.0%
Product sales	3.1	3.5	(0.4)	(11.4)%
Total revenue	138.5	130.0	8.5	6.5%
Operating expenses:
Cost of instant games (1)	72.9	71.5	1.4	2.0%
Cost of product sales (1)	2.1	2.5	(0.4)	(16.0)%
Selling, general and administrative	13.7	11.7	2.0	17.1%
Research and development	0.3	0.2	0.1	50.0%
Employee termination and restructuring	0.8	—	0.8	n/m
Depreciation and amortization	9.1	8.8	0.3	3.4%
Operating income	$39.6	$35.3	$4.3	12.2%

Earnings (loss) from equity investments	$(2.4)	$4.3	$(6.7)	(155.8)%

Key Performance Indicators:
Instant games by revenue type:
Participation contracts	$69.5	$62.1	$7.4	11.9%
Price-per-unit contracts	51.9	53.9	(2.0)	(3.7)%
Licensing and player loyalty	14.0	10.5	3.5	33.3%
Total instant games revenue	$135.4	$126.5	$8.9	7.0%

Instant games revenue by geography:
U.S.	$87.9	$78.7	$9.2	11.7%
International	47.5	47.8	(0.3)	(0.6)%
Total instant games revenue	$135.4	$126.5	$8.9	7.0%

U.S. lottery customers’ retail sales of instant games	$9,880	$9,419	$461	4.9%

Italy retail sales of instant games (in Euros)	€2,315	€2,374	€(59)	(2.5)%

"n/m" - not meaningful

(1)	Exclusive of depreciation and amortization.

Three Months Ended June 30, 2014 Compared to Three Months Ended June 30, 2013

Revenue

The increase in instant games revenue of $8.9 million was primarily due to $7.4 million of higher revenue from our participation contracts in the U.S., including our contract with Northstar New Jersey, and certain international jurisdictions, including initial revenue from our instant games supply contract with Hellenic Lotteries, and $3.5 million of higher revenue from our licensing and player loyalty programs. These increases were partially offset by a $2.0 million decrease in our price-per-unit revenue primarily related to our international contracts, including our contracts with LNS and Loto-Québec.

Operating Income
Operating income increased $4.3 million primarily due to higher revenue and a more profitable mix of revenue partially offset by higher SG&A reflecting higher compensation and legal expenses and higher employee termination and restructuring costs.
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
Current Year Update
In March 2014, we executed an eight-year contract with the North Dakota Lottery, an existing customer, to implement and operate a lottery system and to provide a range of related services and marketing support. The contract commenced in July 2014 and may be extended by the lottery for an additional two-year period.
In May 2014, we signed an amendment to our contract with Loteria Nacional de Beneficencia of Panama (the National Lottery of Panama) to provide Panama’s first draw lottery game, which is expected to launch in the second half of 2014.
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

We believe that our U.S. lottery customers' retail sales is a key performance indicator of our Lottery Systems services revenue, although there may not always be a direct correlation between retail sales and our Lottery Systems services revenue due to the terms of our contracts, the impact of changes in our customer contracts or other factors. We believe the level of jackpots of the Powerball and Mega Millions multi-state draw lottery games, and the number of drawings conducted before a jackpot is won, may have an impact on U.S. retail sales and, therefore, on our services revenue in any given period. Our Lottery Systems services revenue is also impacted by retail sales of instant lottery games where we provide instant lottery game validation services on a standalone basis or as part of a Lottery Systems contract. Our Lottery Systems product sales revenue primarily relates to sales of equipment to international customers that are not subject to long-term contracts.

Results of Operations and Key Performance Indicators for Lottery Systems

			Variance for the
(in millions)	Three Months Ended		Three Months Ended
	June 30,		June 30,
	2014	2013	2014 vs. 2013
Revenue:
Services	$51.0	$49.7	$1.3	2.6%
Product sales	18.3	14.7	3.6	24.5%
Total revenue	69.3	64.4	4.9	7.6%
Operating expenses:
Cost of services (1)	29.6	27.1	2.5	9.2%
Cost of product sales (1)	14.5	9.9	4.6	46.5%
Selling, general and administrative	5.9	5.4	0.5	9.3%
Research and development	0.4	0.8	(0.4)	(50.0)%
Depreciation and amortization	14.3	12.8	1.5	11.7%
Operating income	$4.6	$8.4	$(3.8)	(45.2)%

Earnings from equity investments	$0.8	$0.5	$0.3	60.0%

Key Performance Indicators:
Services revenue by geography:
U.S. (2)	$27.6	$28.2	$(0.6)	(2.1)%
International	23.4	21.5	1.9	8.8%
Total services revenue	$51.0	$49.7	$1.3	2.6%

Product sales by geography:
U.S.	$3.3	$1.9	$1.4	73.7%
International	15.0	12.8	2.2	17.2%
Total product sales revenue	$18.3	$14.7	$3.6	24.5%

U.S. lottery customers' retail sales (3)	$2,133	$2,196	$(63)	(2.9)%

"n/m" - not meaningful

(1)	Exclusive of depreciation and amortization.

(2)	U.S. services revenue includes revenue from Puerto Rico.

(3)
U.S. lottery customers' retail sales primarily include retail sales of draw games, keno and instant games validated by the relevant system. The retail sales metric for the Lottery Systems segment presented in prior periods included draw game retail sales only. We believe the revised metric more clearly correlates to our U.S. Lottery Systems services revenue, since we are generally compensated based on total retail sales generated by the relevant lottery system and not just draw game retail sales. The prior-year period retail sales information presented above conforms to the revised metric.

Three Months Ended June 30, 2014 Compared to Three Months Ended June 30, 2013

Revenue
Lottery Systems services revenue increased $1.3 million primarily due to an increase in sports betting services revenue from our international operations, partially offset by a decline in revenue under our agreement with the CSL primarily reflecting the decrease in our participation rate. Lottery Systems revenue from the U.S. was essentially flat. The $3.6 million increase in Lottery Systems product sales revenue, which can fluctuate due to its non-recurring nature, primarily reflected higher international sales of hardware and software of $2.2 million and higher U.S. sales. Services and product sales revenue each reflected a favorable impact from foreign currency translation of $0.5 million.
Operating Income
Operating income decreased $3.8 million primarily due to a less profitable mix of revenue and an increase in D&A related to software assets.

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
Current Year Update
Our Gaming revenue increased in the second quarter of 2014 compared to the prior-year period, primarily due to the inclusion of WMS’ revenue. However, we believe that challenging market conditions in the gaming industry adversely impacted our Gaming results for the second quarter of 2014 relative to WMS' results for the prior-year period and could continue to negatively impact our results of operations. These challenges included: (1) fewer new casino openings and expansions than in the prior year resulting in lower demand for new gaming machines; (2) increased competition, which negatively impacted our share of shipments of new gaming machines; (3) a decline in gaming operators' gross gaming revenues in the first and second quarters of 2014, which we believe resulted in a decrease in capital spending by gaming operators on new gaming machines; (4) government actions in Argentina, which limited our ability to import our products for sale in Argentina; and (5) industry challenges in Mexico, including fewer gaming operators, resulting in a decline in shipments of gaming machines to customers in Mexico.
In March 2014, the U.K. government announced a proposed change to the machine games duty, or MGD, for certain gaming machines supplied to LBOs. The change, which is anticipated to go into effect in March 2015, raises the MGD rate from 20% to 25% of the net win generated by such gaming machines.  We expect that this tax change will negatively impact our LBO customers' businesses and our U.K. gaming business. In April 2014, the U.K. government announced its intention to impose restrictions on betting shops and high stakes play, including requiring retail premises to submit planning applications and seek permission before converting their locations to betting shops, requiring customers wagering stakes of fifty Pounds or more to use account-based play or to load cash "over the counter" prior to play, and allowing players to set limits on the time or money they want to spend before commencing play. These changes, which are expected to be implemented in the second half of 2015, could negatively impact our U.K. gaming business. In addition, ongoing adverse publicity in the U.K. exists surrounding casino-style games available on certain gaming machines.
In May 2014, the U.K. government passed the Gambling (Licensing and Advertising) Act 2014 (the “Act”). The Act, which will take effect in October 2014, expands the licensing regime in the U.K. to require any gaming operator that transacts with or advertises to British consumers to obtain an operating license from the U.K. Gambling Commission (“UKGC”). In addition, the UKGC has separately announced a regulatory change, which will take effect in January 2015, requiring any party that manufactures, adapts, installs or supplies gambling software to such operators to obtain a remote gambling software license from the UKGC. As a result of these changes, the Company and certain of its customers will be required to obtain additional licenses and, while the U.K. government has indicated that current gaming operators will be able to obtain transitional approval to continue to operate while their license applications are pending, there can be no assurance that we or our customers will obtain the necessary licenses. Separately, legislation has been introduced in the U.K. that will impose a new remote gaming duty, or RGD, on gaming operators of 15% of the net win generated by transactions with U.K. customers. The new RGD is expected to take effect in December 2014. We anticipate that this tax change will impact our U.K. customers’ businesses and, therefore, could negatively impact our business.
In April 2014, we entered into a three-year contract extension with the Delaware lottery, which contemplates the placement of a minimum of 400 of our VLTs at charitable gaming organizations in Delaware.
In June 2014, we signed a ten-year contract with the Independent Gaming Corporation Limited of South Australia to supply our SGVideoTM central monitoring and control system, which will monitor approximately 12,500 gaming machines in more than 550 locations throughout South Australia. Operations under the contract are expected to commence in the second half of 2014.

Our interactive product portfolio recently expanded with the addition of a second social casino gaming site, Gold Fish® Social Slots, which became available on Facebook in the first quarter of 2014 and on mobile devices in the second quarter of 2014. We expanded our interactive real-money gaming business by entering into several new game content agreements with online operators and went live on several sites, including with bwin.party in Europe and certain online gaming sites in New Jersey.
In January 2014, we completed the sale of our 20% equity interest in Sportech for cash proceeds of £27.8 million, or $44.9 million, resulting in a gain of approximately £9 million, or $14.5 million.
Results of Operations and Key Performance Indicators for Gaming
All results for 2013 presented herein include no results of operations of WMS, which was acquired in October 2013.

			Variance for the
(in millions)	Three Months Ended		Three Months Ended
	June 30,		June 30,
	2014	2013	2014 vs. 2013
Revenue:
Services	$128.3	$35.5	$92.8	n/m
Product sales	80.8	5.1	75.7	n/m
Total revenue	209.1	40.6	168.5	n/m
Operating expenses:
Cost of services (1)	35.0	19.1	15.9	n/m
Cost of product sales (1)	38.3	3.3	35.0	n/m
Selling, general and administrative	44.6	4.9	39.7	n/m
Research and development	24.1	0.4	23.7	n/m
Employee termination and restructuring	2.2	—	2.2	n/m
Depreciation and amortization	66.7	21.3	45.4	n/m
Operating loss	$(1.8)	$(8.4)	$6.6	n/m

Earnings (loss) from equity investments	$2.3	$(1.3)	$3.6	n/m
"n/m" - not meaningful
(1) Exclusive of depreciation and amortization.

(in millions, except for unit and per unit (or user) information)			Variance for the
	Three Months Ended		Three Months Ended
	June 30,		June 30,
	2014	2013	2014 vs 2013
Key Performance Indicators:
Services revenue:
WAP and premium participation products	$57.8	$—	$57.8	n/m
Other leased and participation products	30.6	29.0	1.6	5.5%
Interactive gaming products and services	32.3	—	32.3	n/m
Other services	7.6	6.5	1.1	16.9%
Total services revenue	$128.3	$35.5	$92.8	n/m

WAP and premium participation units (1):
Installed base at period end	8,732	—	8,732	n/m
Average installed base	8,973	—	8,973	n/m
Average daily revenue per unit	$70.73	$—	$70.73	n/m

Other leased and participation units (2):
Installed base at period end	26,711	26,277	434	1.7%
Average installed base	27,228	26,168	1,060	4.1%
Average daily revenue per unit	$12.36	$12.19	$0.17	1.4%

Interactive gaming products and services - social casino:
Average Monthly Active Users (MAU) (3)	5.2	—	5.2	n/m
Average Daily Active Users (DAU) (4)	1.4	—	1.4	n/m
Average revenue per daily active user (ARPDAU) (5)	$0.22	$—	$0.22	n/m

Product sales revenue:
New gaming machine sales	$59.8	$2.6	$57.2	n/m
Other product sales	21.0	2.5	18.5	n/m
Total product sales revenue	$80.8	$5.1	$75.7	n/m

Product sales:
U.S. and Canadian new unit shipments	2,553	9	2,544	n/m
International new unit shipments	1,550	519	1,031	n/m
Total new unit shipments	4,103	528	3,575	n/m
Average sales price per new unit	$14,568	$4,674	$9,894	n/m

"n/m" - not meaningful

(1)	WAP and premium participation products are comprised of WMS participation gaming machines (WAP, LAP and standalone units) generally available only as leased units

(2)	Other leased and participation units are comprised principally of Scientific Games legacy server-based gaming machines, primarily in the U.K., and other leased WMS units

(3)	MAU = Monthly Active Users, a count of unique visitors to our sites during a month

(4)	DAU = Daily Active Users, a count of unique visitors to our sites during a day

(5)	ARPDAU = Average revenue per DAU is calculated by dividing revenue for a period by the DAU for the period by the number of days for the period

Three Months Ended June 30, 2014 Compared to Three Months Ended June 30, 2013

Revenue
The $92.8 million increase in Gaming services revenue included $93.0 million from WMS. Services revenue from our U.K. gaming customers was essentially flat compared to the prior-year period due to the loss of our Betfred contract in December 2013 and lower services revenue from our international gaming customers, offset by favorable foreign currency translation of $2.9 million. Our installed base of WAP and premium participation units declined to 8,732 units as of June 30, 2014 from 9,810 units for WMS at June 30, 2013, reflecting a decline in WMS’ installed base of premium participation units, partially offset by an increase in the installed base of WAP units. The average daily revenue per WAP and premium participation unit increased 5% over the amount reported by WMS in the prior-year period despite challenging gaming industry conditions, reflecting the positive performance of our new games and the shift in our installed base of WAP and premium participation units to include more WAP units. Our average installed base of other leased and participation units rose to 27,228 units, reflecting the addition of 2,462 other leased units within the WMS footprint, partially offset by a decline in our U.K. gaming installed base that largely resulted from the loss of our Betfred contract. Average daily revenue for our other leased and participation units increased 1% compared to the prior-year period. Gaming services revenue also included revenue from our interactive gaming business and reflected the approximately 1.4 million average DAU for our social casinos in the period.
The $75.7 million increase in product sales revenue included $76.6 million from WMS. Compared to the prior-year period, new gaming machine shipments by WMS declined approximately 44%, reflecting the challenging gaming industry conditions discussed above. Excluding the impact of WMS revenue, product sales revenue was flat for the three months ended June 30, 2014.
Operating Loss
The $6.6 million decrease in operating loss reflected a $4.6 million operating loss of WMS, which reflected SG&A of $39.2 million, R&D of $22.6 million, employee termination and restructuring costs of $2.2 million and D&A of $53.2 million. The operating loss of WMS was partially offset by a more profitable mix of business and improvement in our cost structure in the U.K. including lower D&A of $7.8 million primarily due to accelerated D&A recorded in the prior-year period related to the write-down of used gaming machines and a change in the estimated useful lives of our gaming machines.

Six Months Ended June 30, 2014 Compared to Six Months Ended June 30, 2013
CONSOLIDATED RESULTS

			Variance for the
(in millions)	Six Months Ended		Six Months Ended
	June 30,		June 30,
	2014	2013	2014 vs. 2013
Revenue:
Instant games	$261.6	$249.3	$12.3	4.9%
Services	356.1	167.0	189.1	113.2%
Product sales	187.3	38.3	149.0	389.0%
Total revenue	805.0	454.6	350.4	77.1%
Operating expenses:
Cost of instant games (1)	142.8	139.7	3.1	2.2%
Cost of services (1)	131.1	92.4	38.7	41.9%
Cost of product sales (1)	101.3	26.0	75.3	289.6%
Selling, general and administrative	187.0	93.5	93.5	100.0%
Research and development	50.7	3.3	47.4	n/m
Employee termination and restructuring	10.5	0.3	10.2	n/m
Depreciation and amortization	190.1	75.9	114.2	150.5%
Operating (loss) income	(8.5)	23.5	(32.0)	(136.2)%
Other (expense) income:
Interest expense	(97.2)	(50.1)	(47.1)	94.0%
Earnings from equity investments	6.2	9.6	(3.4)	(35.4)%
Loss on early extinguishment of debt	(25.9)	—	(25.9)	n/m
Gain on sale of equity interest	14.5	—	14.5	n/m
Other (expense) income, net	6.1	(0.8)	6.9	(862.5)%
Net loss from continuing operations before income taxes	(104.8)	(17.8)	(87.0)	488.8%
Income tax expense	(12.6)	(6.9)	(5.7)	82.6%
Net loss from continuing operations	$(117.4)	$(24.7)	$(92.7)	375.3%

"n/m" - not meaningful
(1) Exclusive of depreciation and amortization.

Six Months Ended June 30, 2014 Compared to Six Months Ended June 30, 2013

Revenue
Consolidated revenue increased in each of our categories of revenue: instant games, services and product sales. The inclusion of revenue from WMS increased consolidated revenue by $326.2 million. Consolidated revenue also reflected favorable foreign currency translation of $6.8 million.
Instant games revenue increased $12.3 million reflecting higher revenue from our participation contracts in U.S. and international jurisdictions and our game licensing and player loyalty programs. These increases were partially offset by lower revenue from our international price-per-unit contracts. Services revenue, which includes our participation-based and other services revenue from our international lottery systems and Gaming businesses, increased $189.1 million, primarily reflecting the inclusion of WMS services revenue. The $149.0 million increase in product sales revenue included $139.8 million of WMS product sales revenue, with the remaining increase due to higher hardware and software sales to our international and U.S. lottery customers.

Cost of Revenue
Consolidated cost of revenue increased primarily as a result of higher revenue. Cost of instant games revenue increased 2% compared to the increase in instant games revenue of 5%. Cost of services increased 42% compared to an increase in services revenue of 113%, reflecting a more profitable revenue mix primarily attributable to WMS services revenue. Cost of product sales increased 290% compared to an increase in sales revenue of 389%, reflecting the inclusion of WMS product sales.
SG&A
SG&A increased $93.5 million, which reflected $87.6 million of SG&A attributable to WMS. SG&A also increased primarily due to higher compensation expense of $5.7 million and higher legal fees of $0.7 million.
R&D
R&D increased $47.4 million primarily related to the inclusion of WMS in our financial results.
Employee Termination and Restructuring

Employee termination and restructuring costs included $9.3 million related to WMS integration activities, $0.4 million related to the exit from our instant lottery game operations in Mexico during the three months ended March 31, 2014 and $0.8 million during the three months ended June 30, 2014 related to the exit from our paper roll conversion operations in the U.S. For additional information regarding these charges, see Note 4 (Restructuring) in this Quarterly Report on Form 10-Q.

D&A

D&A increased $114.2 million, of which $104.1 million was from WMS. During the three months ended March 31, 2014, we revised the depreciable lives of certain acquired intangible assets from a range of four to ten years to a range of three to eight years, which increased D&A in our Gaming segment by $3.7 million. Excluding the increase attributable to WMS, D&A increased $10.1 million primarily due to an increase in D&A related to internally developed software, including a write-off of $3.1 million, partially offset by a decrease in D&A in our U.K. gaming business of $6.1 million primarily due to accelerated D&A recorded in the prior-year period related to the write-down of used gaming machines and a change in the estimated useful lives of our gaming machines.

Other Income and Expense

Interest expense increased $47.1 million due to the additional indebtedness incurred under our new credit facilities to finance the WMS acquisition. This increase was slightly offset by a reduction in interest expense as a result of the refinancing of the 2019 Notes with the 2021 Notes in June 2014. For additional information regarding our indebtedness, see Note 12 (Long-Term and Other Debt) in this Quarterly Report on Form 10-Q.

The decline in earnings from equity investments included a decrease in earnings from our Northstar Illinois equity investment due to an $8.0 million charge representing our share of an estimated shortfall payment recorded by Northstar Illinois related to the lottery’s fiscal year ended June 30, 2014. This decrease was partially offset by an increase in earnings from LNS and RCN.

We recorded a loss on early extinguishment of debt of $25.9 million primarily related to the tender and redemption premiums and the write-off of deferred financing costs in connection with the purchase and redemption of our 2019 Notes in June 2014.

In January 2014, we completed the sale of our 20% equity interest in Sportech for cash proceeds of £27.8 million, or $44.9 million, resulting in a gain of approximately £9 million, or $14.5 million.

Income Tax Expense

The effective income tax rates on the loss from continuing operations of (12.0)% and (39.1)% for the six months ended June 30, 2014 and 2013, respectively, were determined using an estimated annual effective tax rate after considering any discrete items for such periods. Due to a valuation allowance against our U.S. deferred tax assets, the effective tax rates for the six months ended June 30, 2014 and 2013 did not include the benefit of the current-year U.S. tax loss. As a result, income tax expense for the six months ended June 30, 2014 and 2013 primarily related to income tax expense in foreign jurisdictions.

Our effective income tax rate on foreign earnings was impacted by the mix of income and the statutory tax rates in our foreign jurisdictions, which ranged from a low of 0% to a high of 35%. The foreign jurisdictions that had the most impact on our foreign income tax benefit (expense) in the period include Austria, Canada, Ireland, and the U.K.
BUSINESS SEGMENTS RESULTS
INSTANT PRODUCTS
Results of Operations and Key Performance Indicators for Instant Products

			Variance for the
(in millions)	Six Months Ended		Six Months Ended
	June 30,		June 30,
	2014	2013	2014 vs. 2013
Revenue:
Instant games	$261.6	$249.3	$12.3	4.9%
Product sales	6.2	7.0	(0.8)	(11.4)%
Total revenue	267.8	256.3	11.5	4.5%
Operating expenses:
Cost of instant games (1)	142.8	139.7	3.1	2.2%
Cost of product sales (1)	4.1	5.0	(0.9)	(18.0)%
Selling, general and administrative	26.7	24.0	2.7	11.3%
Research and development	0.5	0.3	0.2	66.7%
Employee termination and restructuring	1.2	0.3	0.9	n/m
Depreciation and amortization	17.3	17.8	(0.5)	(2.8)%
Operating income	$75.2	$69.2	$6.0	8.7%

Earnings from equity investments	$3.0	$10.6	$(7.6)	(71.7)%

Key Performance Indicators:
Instant games by revenue type:
Participation contracts	$136.8	$125.5	$11.3	9.0%
Price-per-unit contracts	96.3	100.7	(4.4)	(4.4)%
Licensing and player loyalty	28.5	23.1	5.4	23.4%
Total instant games revenue	$261.6	$249.3	$12.3	4.9%

Instant games revenue by geography:
U.S.	$170.0	$154.9	$15.1	9.7%
International	91.6	94.4	(2.8)	(3.0)%
Total instant games revenue	$261.6	$249.3	$12.3	4.9%

U.S. lottery customers’ retail sales of instant games	$19,700	$18,886	$814	4.3%

Italy retail sales of instant games (in Euros)	€4,791	€4,920	€(129)	(2.6)%

"n/m" - not meaningful

(1)	Exclusive of depreciation and amortization.

Six Months Ended June 30, 2014 Compared to Six Months Ended June 30, 2013

Revenue

Instant games revenue increased $12.3 primarily due to $11.3 million of higher revenue from our participation contracts in the U.S. including our contract with Northstar New Jersey and certain international jurisdictions, including initial revenue from our instant game supply contract with Hellenic Lotteries, and $5.4 million of higher revenue from our licensing and player loyalty programs. These increases were partially offset by $4.4 million decrease in revenue primarily related to our international price-per-unit contracts, including our contracts with LNS and Loto-Quebec.
Operating Income
Operating income increased $6.0 million primarily due to a higher and more profitable mix of revenue and a decrease in D&A, partially offset by higher SG&A reflecting higher compensation, legal expenses and restructuring costs.
LOTTERY SYSTEMS
Results of Operations and Key Performance Indicators for Lottery Systems

			Variance for the
(in millions)	Six Months Ended		Six Months Ended
	June 30,		June 30,
	2014	2013	2014 vs. 2013
Revenue:
Services	$101.1	$97.5	$3.6	3.7%
Product sales	32.8	21.6	11.2	51.9%
Total revenue	133.9	119.1	14.8	12.4%
Operating expenses:
Cost of services (1)	60.0	54.9	5.1	9.3%
Cost of product sales (1)	26.2	15.1	11.1	73.5%
Selling, general and administrative	11.5	10.7	0.8	7.5%
Research and development	0.8	2.2	(1.4)	(63.6)%
Depreciation and amortization	28.6	25.4	3.2	12.6%
Operating income	$6.8	$10.8	$(4.0)	(37.0)%

Earnings from equity investments	$1.2	$0.6	$0.6	100.0%

Key Performance Indicators:
Services revenue by geography:
U.S. (2)	$55.2	$55.4	$(0.2)	(0.4)%
International	45.9	42.1	3.8	9.0%
Total services revenue	$101.1	$97.5	$3.6	3.7%

Product sales by geography:
U.S.	$4.8	$3.1	$1.7	54.8%
International	28.0	18.5	9.5	51.4%
Total product sales revenue	$32.8	$21.6	$11.2	51.9%

U.S. lottery customers' retail sales (3)	$4,245	$4,284	$(39)	(0.9)%

(1)	Exclusive of depreciation and amortization.

(2)	U.S. services revenue includes revenue from Puerto Rico.

(3)
U.S. lottery customers' retail sales primarily include retail sales of draw games, keno and instant games validated by the relevant system. The retail sales metric for the Lottery Systems segment presented in prior periods included draw game retail sales only. We believe the revised metric more clearly correlates to our U.S. Lottery Systems services revenue, since we are generally compensated based on total retail sales generated by the relevant lottery system and not just draw game retail sales. The prior-year period retail sales information presented above conforms to the revised metric.

Six Months Ended June 30, 2014 Compared to Six Months Ended June 30, 2013

Revenue
Lottery Systems services revenue increased $3.6 million primarily due to an increase in sports betting services revenue from our international operations, partially offset by a decline in revenue under our agreement with the CSL primarily reflecting the decrease in our participation rate. Lottery Systems revenue from the U.S. was essentially flat. The increase in service revenue also included a favorable impact from foreign currency translation of $0.7 million. The $11.2 million increase in Lottery Systems product sales revenue, which can fluctuate due to its non-recurring nature, primarily reflected higher international sales of hardware and software of $9.5 million and higher U.S. sales. The increase in product sales revenue also included a favorable impact from foreign currency translation of $0.6 million.
Operating Income

Operating income decreased $4.0 million primarily due to a less profitable mix of revenue and higher D&A.
GAMING
Results of Operations and Key Performance Indicators for Gaming
All results for 2013 presented herein do not include results of operations for WMS, which was acquired in October 2013.

			Variance for the
(in millions)	Six Months Ended		Six Months Ended
	June 30,		June 30,
	2014	2013	2014 vs. 2013
Revenue:
Services	$255.0	$69.5	$185.5	n/m
Product sales	148.3	9.7	138.6	n/m
Total revenue	403.3	79.2	324.1	n/m
Operating expenses:
Cost of services (1)	71.1	37.5	33.6	n/m
Cost of product sales (1)	71.0	5.9	65.1	n/m
Selling, general and administrative	90.5	13.0	77.5	n/m
Research and development	49.4	0.8	48.6	n/m
Employee termination and restructuring	7.4	—	7.4	n/m
Depreciation and amortization	130.4	32.4	98.0	n/m
Operating loss	$(16.5)	$(10.4)	$(6.1)	n/m

Earnings (loss) from equity investments	$2.0	$(1.6)	$3.6	n/m
"n/m" - not meaningful
(1) Exclusive of depreciation and amortization.

(in millions, except for unit and per unit (or user) information)			Variance for the
	Six Months Ended		Six Months Ended
	June 30,		June 30,
	2014	2013	2014 vs 2013
Key Performance Indicators:
Services revenue:
WAP and premium participation products	$115.5	$—	$115.5	n/m
Other leased and participation products	60.5	56.4	4.1	7.3%
Interactive gaming products and services	63.1	—	63.1	n/m
Other services	15.9	13.1	2.8	21.4%
Total services revenue	$255.0	$69.5	$185.5	n/m

WAP and premium participation units (1):
Installed base at period end	8,732	—	8,732	n/m
Average installed base	9,058	—	9,058	n/m
Average daily revenue per unit	$70.45	$—	$70.45	n/m

Other leased and participation units (2):
Installed base at period end	26,711	26,277	434	1.7%
Average installed base	28,108	26,031	2,077	8.0%
Average daily revenue per unit	$11.89	$11.97	$(0.08)	(0.7)%

Interactive gaming products and services - social casino:
Average Monthly Active Users (MAU) (3)	5.1	—	5.1	n/m
Average Daily Active Users (DAU) (4)	1.3	—	1.3	n/m
Average revenue per daily active user (ARPDAU) (5)	$0.22	$—	$0.22	n/m

Product sales revenue:
New gaming machine sales	$109.7	$6.0	$103.7	n/m
Other product sales	38.6	3.7	34.9	n/m
Total product sales revenue	$148.3	$9.7	$138.6	n/m

Product sales:
U.S. and Canadian new unit shipments	4,589	74	4,515	n/m
International new unit shipments	3,028	845	2,183	n/m
Total new unit shipments	7,617	919	6,698	n/m
Average sales price per new unit	$14,402	$6,420	$7,982	n/m

"n/m" - not meaningful

(1)	WAP and premium participation products are comprised of WMS participation gaming machines (WAP, LAP and standalone units) generally available only as leased units

(2)	Other leased and participation units are comprised principally of Scientific Games legacy server-based gaming machines, primarily in the U.K., and other leased WMS units

(3)	MAU = Monthly Active Users, a count of unique visitors to our sites during a month

(4)	DAU = Daily Active Users, a count of unique visitors to our sites during a day

(5)	ARPDAU = Average revenue per DAU is calculated by dividing revenue for a period by the DAU for the period by the number of days for the period

Six Months Ended June 30, 2014 Compared to Six Months Ended June 30, 2013

 Revenue
The $185.5 million increase in Gaming services revenue included $186.4 million from WMS and a favorable impact from foreign currency translation of $4.5 million, partially offset by $6.5 million of lower services revenue primarily due to the loss of our Betfred contract in December 2013 and lower services revenue from our international gaming customers. Our installed base of WAP and premium participation units declined to 8,732 units as of June 30, 2014 from 9,810 units for WMS at June 30, 2013, reflecting a decline in WMS’ installed base of premium participation units, partially offset by an increase in the installed base of WAP units. The average daily revenue per WAP and premium participation unit increased 3% over the amount reported by WMS in the prior-year period despite challenging gaming industry conditions, reflecting the positive performance of our new games and the shift in our installed base of WAP and premium participation units to include more WAP units. Our average installed base of other leased and participation units rose to 28,108 units, reflecting the addition of 2,535 other leased units within the WMS footprint, partially offset by a decline in the U.K. gaming installed base that largely resulted from the loss of our Betfred contract. Average daily revenue for our other leased and participation units declined slightly compared to the prior-year period. Gaming services revenue also included revenue from our interactive gaming business and reflected the approximately 1.3 million average DAU for our social casinos in the period.
The $138.6 million increase in product sales revenue included $139.8 million from WMS. Compared to the prior-year period, new gaming machine shipments by WMS declined approximately 42%, reflecting the challenging gaming industry conditions discussed above. Excluding the impact of WMS revenue, product sales revenue was lower by $1.3 million for the six months ended June 30, 2014.
Operating Loss
The $6.1 million increase in operating loss primarily reflected an operating loss of WMS of $18.7 million. The operating loss of WMS included SG&A of $79.9 million, R&D of $46.4 million, employee termination and restructuring costs of $7.0 million and D&A of $104.1 million. The operating loss of WMS was partially offset by a more profitable mix of business and improvement in our cost structure in our U.K. business, including lower SG&A and lower D&A of $6.1 million primarily due to accelerated D&A recorded in the prior-year period related to the write-down of used gaming machines and a change in the estimated useful lives of our gaming machines.

Recently Issued Accounting Guidance

For a description of recently issued accounting pronouncements, see Note 1 (Description of the Business and Summary of Significant Accounting Policies) in this Quarterly Report on Form 10-Q.

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

There have been no significant changes in our critical accounting estimate policies or the application of those policies to our consolidated financial statements from those presented in "Item 7. Management’s Discussion and Analysis of Financial Condition and Results of Operations" included in our 2013 Annual Report on Form 10-K.

LIQUIDITY, CAPITAL RESOURCES AND WORKING CAPITAL

Sources of Liquidity
As of June 30, 2014, our principal sources of liquidity other than cash provided by operating activities, were cash and equivalents and amounts available under our revolving credit facility discussed below under "Credit Agreement and Other Debt."
As of June 30, 2014, our available cash and equivalents and borrowing capacity totaled $346.9 million including cash and cash equivalents of $89.2 million and availability of $257.7 million under our revolving credit facility, compared to $411.0 million as of December 31, 2013 (including cash and cash equivalents of $153.7 million and availability of $257.3 million under our prior revolving credit facility). There were no borrowings outstanding under our revolving credit facility as of June 30, 2014; however, we had $42.3 million in outstanding letters of credit as of June 30, 2014, which reduces our capacity to borrow under our revolving credit facility. The amount of our available cash and equivalents fluctuates principally based on borrowings or repayments under our credit facilities, investments, acquisitions and changes in our working capital position. The borrowing capacity under our revolving credit facility will depend on the amount of outstanding borrowings and letters of credit issued and will also depend on us remaining in compliance with the covenants under our credit agreement, including the maintenance of applicable financial ratios. We were in compliance with the covenants under our credit agreement as of June 30, 2014.
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
Total cash held by our foreign subsidiaries was $71.2 million as of June 30, 2014. To the extent that a portion of our foreign cash was required to meet liquidity needs in the U.S. (which we do not currently anticipate), we might incur a tax liability to repatriate it, the timing and amount of which would depend on a variety of factors. A significant amount of the cash held by our foreign subsidiaries as of June 30, 2014 could be transferred to the U.S. as intercompany loan repayments or tax-free basis reductions.
Our lottery contracts are periodically subject to renewal or re-bid and there can be no assurance that we will be successful in sustaining our cash flow from operations if our contracts are not renewed or replaced or are renewed on less favorable terms, or if we are unable to enter into new contracts. In addition, lottery customers in the U.S. generally require service providers to provide performance bonds in connection with the relevant contract. As of June 30, 2014, our outstanding performance bonds totaled $195.4 million. Our ability to obtain performance bonds on commercially reasonable terms is subject to our financial condition and to prevailing market conditions, which may be impacted by economic and political events. Although we have not experienced difficulty in obtaining such bonds to date, there can be no assurance that we will continue to be able to obtain performance bonds on commercially reasonable terms or at all. If we need to refinance all or part of our indebtedness at or before maturity, there can be no assurance that we will be able to obtain new financing or to refinance any of our indebtedness on commercially reasonable terms or at all.
Cash Flow Summary

	Six Months Ended June 30,		Variance for the Six Months Ended June 30,
	2014	2013	2014 vs. 2013
Net cash provided by operating activities	$107.1	$70.0	$37.1
Net cash used in investing activities	(78.6)	(84.0)	5.4
Net cash used in financing activities	(91.5)	(13.9)	(77.6)
Effect of exchange rates on cash and cash equivalents	(1.5)	(3.0)	1.5
Decrease in cash and cash equivalents	$(64.5)	$(30.9)	$(33.6)
Cash flows from operating activities
    Net cash provided by operating activities for the six months ended June 30, 2014 increased $37.1 million over the prior-year period reflecting a $44.8 million increase in net earnings after adjustments for non-cash items, loss on early extinguishment of debt and gain on sale of equity interest and $0.6 million of unfavorable changes in current assets and liabilities, net of effects of acquisitions, due primarily to the acquisition of WMS. The increase in net cash provided by operating activities was partially offset by a decrease in distributions received from our equity investments of $7.1 million.
Cash flows from investing activities
The reduction in net cash used in investing activities primarily reflected an increase in return of capital payments from our equity investments of $16.6 million, including a return of capital from LNS of $22.4 million and a return of capital from ITL of $10.5 million in the current-year period. Net cash used in investing activities also reflected proceeds from the sale of our equity interest in Sportech of $44.9 million in the first quarter of 2014, partially offset by increased capital expenditures of $34.2 million related to contracts in our Lottery Systems business, property, plant and equipment additions and capital expenditures in our Gaming business.  Capital contributions to our equity investments increased $19.2 million primarily reflecting contributions to ITL related to the roll-out of gaming terminals for a customer in the U.K.
Cash flows from financing activities
The increase in net cash used in financing activities was primarily due to common stock repurchases of $29.5 million in the first quarter of 2014, an increase in financing fees of $20.8 million related to the issuance of the 2021 Notes and the repurchase and redemption of the 2019 Notes, an increase in the redemption of common stock under our stock-based compensation plans of $16.4 million and a $5.3 million increase in net payments on long-term indebtedness.

Credit Agreement and Other Debt
As of June 30, 2014, our total debt was comprised principally of $2,288.5 million (excluding an unamortized discount of $10.3 million) outstanding under our term loan facilities under the credit agreement discussed below, $250.0 million in aggregate principal amount of our 2018 Notes, $300.0 million in aggregate principal amount of our 2020 Notes, $350.0 million (excluding an unamortized discount of $2.3 million) in aggregate principal amount of our 2021 Notes, $5.0 million of China Loans and $42.8 million in capital leases related to our U.K. gaming operations. We use interest rate swap derivatives to diversify our debt portfolio between fixed and variable rate instruments. For additional information regarding our interest rate risk and interest rate hedging instruments, see "Quantitative and Qualitative Disclosures About Market Risk" in Item 7A in our 2013 Annual Report on Form 10-K.
Senior Secured Credit Facilities
We are party to a credit agreement dated as of October 18, 2013, by and among SGI, as the borrower, the Company, as a guarantor, Bank of America, N.A., as administrative agent, and the lenders and other agents party thereto providing for senior secured credit facilities in an aggregate principal amount of $2,600.0 million including a $300.0 million revolving credit facility, which has dollar and multi-currency tranches, and a $2,300.0 million term loan facility. The term loan facility was used, in part, to finance the consideration paid in the WMS acquisition, to repay all indebtedness under our and WMS's prior credit agreements and to pay related acquisition and financing fees and expenses. Up to $200.0 million of the revolving credit facility is available for issuances of letters of credit. The term loan is scheduled to mature on October 18, 2020 and the revolving credit facility is scheduled to mature on October 18, 2018 (subject to accelerated maturity dates depending on our liquidity at the time our 2018 Notes and 2020 Notes become due).
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
Senior Subordinated Notes
2021 Notes
On June 4, 2014, SGI issued $350.0 million in aggregate principle amount of 2021 Notes at a price of 99.321% of the principal amount thereof in a private offering to qualified institutional buyers in accordance with Rule 144A under the Securities Act and to persons outside the United States under Regulation S under the Securities Act. The 2021 Notes were issued pursuant to the 2021 Notes Indenture.
The 2021 Notes bear interest at the rate of 6.625% per annum, which accrues from June 4, 2014 and is payable semiannually in arrears on May 15 and November 15 of each year, commencing on November 15, 2014. The 2021 Notes mature on May 15, 2021, unless earlier redeemed or repurchased, and are subject to the terms and conditions set forth in the 2021 Notes Indenture. In connection with the issuance of the 2021 Notes, the Company capitalized financing costs of $7.3 million.
The 2021 Notes are unsecured senior subordinated obligations of SGI and are subordinated to all of the SGI’s existing and future senior debt, rank equally with all of SGI's existing and future senior subordinated debt and rank senior to all of SGI's future debt that is expressly subordinated to the 2021 Notes. The 2021 Notes are guaranteed on an unsecured senior subordinated basis by the Company and all of its 100%-owned U.S. subsidiaries (other than SGI). The 2021 Notes are structurally subordinated to all of the liabilities of the Company’s non-guarantor subsidiaries.
The 2021 Notes Indenture contains certain covenants that, among other things, limit the Company’s ability, and the ability of certain of its subsidiaries, to incur additional indebtedness, pay dividends or make distributions or certain other restricted payments, purchase or redeem capital stock, make investments or extend credit, engage in certain transactions with affiliates, consummate certain asset sales, effect a consolidation or merger, or sell, transfer, lease or otherwise dispose of all or substantially all assets, or create certain liens and other encumbrances on assets. The 2021 Notes Indenture contains events of default customary for agreements of its type (with customary grace periods and maturity thresholds, as applicable).
2019 Notes
On June 4, 2014, SGI completed a tender offer pursuant to which it purchased $140.6 million in aggregate principal amount of the 2019 Notes for total consideration of $1,051.25 for each $1,000 principle amount of the 2019 Notes tendered, plus accrued and unpaid interest to the applicable payment date.
On June 4, 2014, SGI delivered a notice of redemption with respect to all $209.4 million of the remaining outstanding principal amount of the 2019 Notes, and satisfied and discharged the indenture governing the 2019 Notes by depositing funds with the trustee sufficient to pay the redemption price of 104.625% of the principal amount of the 2019 Notes, plus accrued and unpaid interest to the redemption date. In accordance with the notice of redemption, the 2019 Notes were redeemed on July 4, 2014 and the redemption payment was made on July 7, 2014.
The purchase and redemption of the 2019 Notes were funded, in part, with the net proceeds from the issuance of the 2021 Notes. In connection with the purchase and redemption of the 2019 Notes, we recorded a loss on early extinguishment of debt of $25.9 million comprised primarily of the tender and redemption premiums and the write-off of previously deferred financing costs.
For additional information regarding our 2021 Notes and the repurchase and redemption of our 2019 Notes, see our Current Report on Form 8-K filed with the SEC on June 6, 2014. For additional information regarding our 2018 Notes, 2019 Notes and 2020 Notes, see Note 15 in our 2013 Annual Report on Form 10-K.
We were in compliance with the covenants under our debt agreements as of June 30, 2014.
Commitment Letter
In connection with the pending acquisition of Bally, the Company and SGI entered into a commitment letter pursuant to which the lenders party thereto have agreed to provide the Debt Financing. The Debt Financing is anticipated to consist of, among other things, (1) a senior secured term loan facility in a total principal amount of $1,735 million, (2) a senior secured incremental revolving credit facility in a total principal amount of $350 million, (3) amendments to, or the refinancing of, our existing credit facilities, consisting of (a) an existing senior secured term loan facility in a total principal amount of $2,294 million and (b) an existing senior secured revolving credit facility in a total principal amount of $300 million, and (4) senior secured notes and senior unsecured notes yielding $3,450 million in aggregate gross cash proceeds and/or, to the extent that the issuance of such notes yields less than $3,450 million in aggregate gross cash proceeds or such cash proceeds are otherwise unavailable, a senior secured bridge loan facility and a senior unsecured bridge loan facility up to an aggregate principal amount of $3,450 million (less the cash proceeds received from the notes and available for use (if any)). The funding of the Debt Financing is contingent on the satisfaction of certain conditions set forth in the commitment letter. For further information regarding the Debt Financing, please see the full text of the commitment letter, a copy of which is filed as Exhibit 10.1 to our Current Report on Form 8-K filed with the SEC on August 4, 2014.
Capital Leases
On March 31, 2014, we entered into a new leasing arrangement with ITL for the lease of gaming machines in connection with a long-term contract with a U.K. customer. We completed the placement of the new gaming machines under this contract as of June 30, 2014 and recorded a capital lease asset and minimum lease liability of $42.8 million.
Contractual Obligations

Other than the issuance of the 2021 Notes as described above, there have been no material changes to our contractual obligations disclosed in "Item 7. Management's Discussion and Analysis of Financial Condition and Results of Operations - Liquidity, Capital Resources and Working Capital - Contractual Obligations" included in our 2013 Annual Report on Form 10-K.

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

Changes in Internal Control over Financial Reporting

There were no changes in our internal control over financial reporting during the three months ended June 30, 2014 that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

PART II.  OTHER INFORMATION

Item 1. Legal Proceedings
The Company is involved in various legal proceedings, including those discussed below. We record an accrual for legal contingencies when it is both probable that a liability will be incurred and the amount or range of the loss can be reasonably estimated. We evaluate our accruals for legal contingencies at least quarterly and, as appropriate, establish new accruals or adjust existing accruals to reflect (1) the facts and circumstances known to us at the time, including information regarding negotiations, settlements, rulings and other relevant events and developments, (2) the advice and analyses of counsel and (3) the assumptions and judgment of management. Legal costs associated with our legal proceedings are expensed as incurred. We had accrued liabilities of $23.4 million and $25.9 million for all of our legal matters that were contingencies as of June 30, 2014 and December 31, 2013, respectively.
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
In June 1999, Ecosalud filed a collection proceeding against SGI to enforce the liquidation resolution and recover the claimed damages. In May 2013, the Tribunal denied SGI's merit defenses to the collection proceeding and issued an order of payment of approximately 90 billion Colombian pesos (approximately $48 million based on the current exchange rate) plus default interest (potentially accrued since 1994). SGI has filed an appeal to the Council of State, which appeal has stayed the payment order.
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
In September 2013, Global Draw brought an action against IGT-UK Group Limited and IGT in the High Court of Justice (Commercial Court) in London, England seeking relief under the indemnification and warranty provisions contained in the agreement pursuant to which Barcrest was acquired from IGT-UK Group, including in connection with the April 2012 incident and a number of ancillary matters. In November 2013, IGT-UK Group Limited filed a defense in which it denied Global Draw’s claims and counterclaimed based on Global Draw’s alleged breach of contract in connection with one of the ancillary matters.
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
In January 2014, the plaintiffs in the Illinois action filed an amended complaint seeking damages for the alleged breach of fiduciary duties by the individual defendants and the alleged aiding and abetting of those breaches by WMS and Scientific Games Corporation. In February 2014, WMS and Scientific Games Corporation filed motions to dismiss the amended complaint, which is pending.
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
In September 2012, the plaintiffs filed a further amended complaint, which WMS moved to dismiss in October 2012. In April 2013, the District Court granted WMS's motion to dismiss with prejudice. In May 2013, the plaintiffs filed a notice of appeal with the U.S. Court of Appeals for the Seventh Circuit.  In October 2013, the parties advised the court that they had reached a proposed settlement on a class basis and sought the District Court’s approval of the proposed settlement.  In January 2014, the District Court preliminarily approved the proposed settlement. In May 2014, final approval of the settlement was received and the case was dismissed with prejudice. The settlement did not have a material impact on our results of operations.
IGT License Claims
In early 2012, IGT initiated an audit to determine whether WMS was in compliance with the terms of a license agreement between the two parties. IGT claimed that WMS underpaid license fees by approximately $25 million plus approximately $11 million in interest.  IGT subsequently filed a demand for arbitration seeking $50.0 million from WMS.  We initiated an action in the U.S. District Court for the District of Nevada seeking a preliminary injunction to enjoin or limit the scope of the arbitration and to restrain IGT from seeking to enforce certain provisions of the arbitration clause in the license agreement, as well as a refund of overpaid royalty payments.  Our motion for preliminary injunction was denied by the District Court in March 2014 and our action seeking recovery of overpaid royalty payments was stayed pending resolution of certain matters in the arbitration. In June 2014, WMS, Scientific Games Corporation and IGT entered into a settlement agreement that resolved this matter and a number of other disputes and proceedings among the parties. We paid $8.0 million to IGT in connection with the settlement, substantially all of which was included in our previously accrued liabilities assumed in the WMS acquisition. The District Court action was dismissed in June 2014 and the arbitration action was dismissed in July 2014.
Item 1A. Risk Factors
There have been no material changes in our risk factors from those disclosed under "Item 1A. Risk Factors" included in our 2013 Annual Report on Form 10-K other than as set forth below, which risk factors should be read in conjunction with the other risk factors disclosed in our 2013 Annual Report on Form 10-K.
Risks Relating to Our Pending Acquisition of Bally
We may be unable to obtain the regulatory approvals required to complete the merger with Bally or, in order to obtain such approvals, we may have to take actions that could have an adverse effect on our operations.
On August 1, 2014, we entered into a merger agreement under which we agreed to acquire Bally. Under the terms of the merger agreement, the closing of the merger is subject to, among other conditions, expiration or early termination of the waiting period under the HSR Act as well as the receipt of certain gaming regulatory approvals. There can be no assurance that we will obtain all the required regulatory approvals within the timeframe necessary to consummate the merger. Under certain circumstances specified in the merger agreement, we may be required to pay to Bally a termination fee of $105.0 million if we are unable to obtain the required regulatory approvals. In addition, as a condition to granting their approval, certain regulatory authorities may require us to agree to concessions or undertakings (including the divestiture of assets or businesses or the termination of relationships or contractual obligations) that could have an adverse effect on our business or that of the combined company following the merger.
The merger may not be consummated in a timely manner or at all, including if we unable to obtain the debt financing necessary for us to complete the merger.
Consummation of the merger is subject to the satisfaction of various conditions, including receipt of certain regulatory approvals and approval by Bally’s shareholders. There can be no assurances that these conditions will be satisfied on a timely basis or at all. In addition, we will not be able to consummate the merger unless we are able to obtain debt financing in an amount sufficient to pay the merger consideration, refinance Bally’s existing indebtedness and pay all related transaction costs. While we have obtained commitments from various lenders to provide us this debt financing, there can be no assurances that this debt financing will ultimately be available to us. If the conditions to closing the merger have been satisfied and we are unable to close because the debt financing is unavailable, we would be required to pay to Bally a termination fee of $105.0 million. The failure of the merger to close on a timely basis or at all, including if we are required to pay a termination fee in connection with the termination of the merger agreement, could have an adverse effect on our business, financial condition, results of operations or cash flows.
The pending merger could adversely affect the business and operations of Scientific Games and Bally and may result in the departure of key personnel.
In connection with the pending merger, some customers of each of Scientific Games and Bally may delay or defer decisions or may end their relationships with the relevant company, which could negatively affect the revenue, earnings and cash flows of Scientific Games and Bally, regardless of whether the merger is consummated. Similarly, current and prospective employees of Scientific Games and Bally may experience uncertainty about their future roles with the Company following the merger, which may materially adversely affect the ability of each of Scientific Games and Bally to attract and retain key personnel during the pendency of the merger.
Failure to complete the merger could have a materially adverse effect on our financial condition and results and could negatively impact our stock price.
We will incur significant transaction costs relating to the merger, including legal, accounting, financial advisory, regulatory and other expenses. In connection with the merger, we have incurred and currently expect to continue to incur, regulatory costs, professional fees and other expenses in the third quarter of 2014, with additional transaction-related fees and expenses anticipated to be incurred throughout the balance of 2014. In general, these expenses are payable by us whether or not the merger is completed. If the merger is not completed under specified circumstances, we may be required to pay to Bally a termination fee of $105.0 million for the failure to obtain the required regulatory approvals or the failure to obtain the required financing. The payment of such transaction costs or termination fees could have an adverse effect on our financial condition, results of operations or cash flows. In addition, we could be subject to litigation in the event the merger is not consummated, which could subject us to significant liability for damages and result in the incurrence of substantial legal fees. The current market price of our stock may reflect an assumption that the pending merger will occur and failure to complete the merger could result in a decline in our stock price.
If completed, the merger with Bally may not achieve the intended benefits or may disrupt our current plans and operations.
There can be no assurance that we will be able to successfully integrate the businesses of Scientific Games and Bally or realize the anticipated synergies from the proposed transaction in the anticipated amounts or within the anticipated timeframes or costs expectations or at all. Failure to realize the expected costs savings and operating synergies related to the merger could result in increased costs and have an adverse effect on the combined company's financial results and prospects. Our business may be negatively impacted following the merger if we are unable to effectively manage our expanded operations. The integration planning before the merger and the implementation of our integration plans following the merger will require significant time and focus from management and may divert attention from the day-to-day operations of the combined business. Additionally, consummation of the merger could disrupt current plans and operations, which could delay the achievement of our strategic objectives.
If completed, following the merger, Scientific Games will have a substantial amount of debt, and the cost of servicing that debt could adversely affect Scientific Games’ business.
The indebtedness Scientific Games expects to incur to fund the acquisition of Bally will significantly increase our outstanding debt levels. This additional indebtedness will require us to dedicate a substantial portion of our cash flow to servicing this debt, thereby reducing the availability of cash to fund other business initiatives. Further, additional indebtedness could have an adverse effect on the combined company's financial results and prospects.

Item 2. Unregistered Sales of Equity Securities and Use of Proceeds

ISSUER PURCHASES OF EQUITY SECURITIES

Period	Total Number of Shares Purchased (1)	Average Price Paid per Share	Total Number of Shares Purchased as Part of Publicly Announced Plans or Programs	Approximate Dollar Value of Shares that May Yet Be Purchased Under the Plans or Programs (2)
4/1/2014 - 4/30/2014	15,759	$12.42	—	$75.0 million
5/1/2014 - 5/31/2014	114,116	$9.19	—	$75.0 million
6/1/2014 - 6/30/2014	1,030	$10.96	—	$75.0 million
Total	130,905	$9.59	—	$75.0 million

(1)	This column reflects 130,905 shares withheld from employees to satisfy tax withholding obligations associated with the vesting of RSUs during the three months ended June 30, 2014.

(2)
On December 5, 2013, our board of directors approved an extension of our existing stock repurchase program to December 31, 2014. The program, originally announced in May 2010, was due to expire on December 31, 2013. Under the program, we are authorized to repurchase, from time to time through open market purchases or otherwise, shares of our outstanding common stock in an aggregate amount up to $200 million. As of June 30, 2014, we had $75.0 million available for potential repurchases under the program.

Item 3. Defaults Upon Senior Securities

None.

Item 4. Mine Safety Disclosures

Not applicable.

Item 5. Other Information

None.

Item 6. Exhibits

Exhibit Number	Description

2.1
Agreement and Plan of Merger, dated as of August 1, 2014, by and among the Company, SGI, Scientific Games Nevada, Inc. and Bally Technologies, Inc. (incorporated by reference to Exhibit 2.1 to the Company's Current Report on Form 8-K filed on August 4, 2014).

4.1
Indenture, dated as of June 4, 2014, among SGI, as issuer, the Company, as a guarantor, the subsidiary guarantors party thereto and Deutsche Bank Trust Company Americas, as trustee (incorporated by reference to Exhibit 4.1 to the Company's Current Report on Form 8-K filed on June 6, 2014).

4.2
Registration Rights Agreement, dated as of June 4, 2014, among SGI, the Company, the other guarantors party thereto, and Merrill Lynch, Pierce, Fenner & Smith Incorporated, as representative for the initial purchasers listed therein (incorporated by reference to Exhibit 4.2 to the Company's Current Report on Form 8-K filed on June 6, 2014).

10.1
Amended and Restated Executive Employment Agreement, dated April 1, 2014, by and between the Company and Scott D. Schweinfurth (incorporated by reference to Exhibit 10.1 to the Company's Quarterly Report on Form 10-Q for the quarter ended March 31, 2014).*

10.2
Employment Agreement, dated as of June 9, 2014, by and between the Company and M. Gavin Isaacs (incorporated by reference to Exhibit 10.1 to the Company's Current Report on Form 8-K filed on June 10, 2014).*

10.3
Employment Agreement, dated as of June 9, 2014, by and between the Company and David L. Kennedy (incorporated by reference to Exhibit 10.2 to the Company's Current Report on Form 8-K filed on June 10, 2014).*

10.4	Amended and Restated 2003 Incentive Compensation Plan (incorporated by reference to Exhibit 10.1 to the Company's Current Report on Form 8-K filed on June 17, 2014).*

10.5
TITO Game Manufacturer License Agreement dated as of June 13, 2014 between the Company and IGT. Portions of this exhibit have been omitted under a request for confidential treatment from the Securities and Exchange Commission on July 17, 2014 (incorporated by reference to Exhibit 10.1 to the Company's Current Report on Form 8-K filed on June 19, 2014).

10.6
Commitment Letter, dated as of August 1, 2014, by and among the Company, SGI and Bank of America, N.A., Merrill Lynch, Pierce, Fenner & Smith Incorporated, JPMorgan Chase Bank, N.A., J.P. Morgan Securities LLC, Deutsche Bank AG New York Branch, Deutsche Bank AG Cayman Islands Branch and Deutsche Bank Securities Inc. (incorporated by reference to Exhibit 10.1 to the Company's Current Report on Form 8-K filed on August 4, 2014).

31.1	Certification of the Chief Executive Officer of the Company pursuant to Rule 13a-14(a) under the Securities Exchange Act of 1934. (†)

31.2	Certification of the Chief Financial Officer of the Company pursuant to Rule 13a-14(a) under the Securities Exchange Act of 1934. (†)

32.1	Certification of the Chief Executive Officer of the Company pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002. (†)

32.2	Certification of the Chief Financial Officer of the Company pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002. (†)

Exhibit Number	Description

99.1	Form of Equity Awards Notice under the Scientific Games Corporation Amended and Restated 2003 Incentive Compensation Plan.* (†)

99.2	Terms and Conditions of Equity Awards to Employees under the Scientific Games Corporation Amended and Restated 2003 Incentive Compensation Plan.* (†)

99.3	Terms and Conditions of Equity Awards to Non-Employee Directors under the Scientific Games Corporation Amended and Restated 2003 Incentive Compensation Plan.* (†)

99.4	Terms and Conditions of Equity Awards to Consultants under the Scientific Games Corporation Amended and Restated 2003 Incentive Compensation Plan.* (†)

101
Financial statements from the Quarterly Report on Form 10-Q of the Company for the quarter ended June 30, 2014, filed on August 6, 2014, formatted in Extensible Business Reporting Language (XBRL): (i) the Consolidated Statements of Operations and Comprehensive Loss, (ii) the Consolidated Balance Sheets, (iii) the Consolidated Statements of Cash Flows and (iv) the Notes to Consolidated Financial Statements tagged as blocks of text. (†)(**)

* Management contracts and compensation plans and arrangements.
(**) Pursuant to Rule 406T of Regulation S-T, the XBRL related information in Exhibit 101 to this Quarterly Report on Form 10-Q shall not be deemed "filed" for purposes of Section 18 of the Exchange Act of 1934, or otherwise subject to liability of that section and shall not be incorporated by reference into any filing or other document pursuant to the Securities Act of 1933, except as shall be expressly set forth by specific reference in such filing or document.
(†) Filed herewith.

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

SCIENTIFIC GAMES CORPORATION
(Registrant)

		By:	/s/ Scott D. Schweinfurth
		Name:	Scott D. Schweinfurth
		Title:	Executive Vice President and Chief Financial Officer

		By:	/s/ Jeffrey B. Johnson
		Name:	Jeffrey B. Johnson
		Title:	Vice President, Finance, and Chief Accounting Officer

Dated:	August 6, 2014