Form 10-Q
period 2014-09-30
SCIENTIFIC GAMES CORP
filed 2014-10-31
CIK 750004

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549
FORM 10-Q

☒ QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended September 30, 2014

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
Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act). Yes ☐ No ☒
The registrant has the following number of shares outstanding of each of the registrant’s classes of common stock as of October 28, 2014:
Class A Common Stock: 84,829,084
Class B Common Stock: None

SCIENTIFIC GAMES CORPORATION AND SUBSIDIARIES
INDEX TO FINANCIAL INFORMATION
AND OTHER INFORMATION
THREE AND NINE MONTHS ENDED SEPTEMBER 30, 2014

Glossary of Terms

As used in this Quarterly Report on Form 10-Q, the terms "we," "us," "our" and the "Company" mean Scientific Games Corporation and its consolidated subsidiaries. The following terms or acronyms used in this Form 10-Q are defined below:

Term or Acronym	Definition
2018 Notes	8.125% senior subordinated notes due 2018 issued by Scientific Games Corporation
2019 Notes	9.250% senior subordinated notes due 2019 issued by SGI
2020 Notes	6.250% senior subordinated notes due 2020 issued by SGI
2021 Notes	6.625% senior subordinated notes due 2021 issued by SGI
ASC	Accounting Standards Codification
ASU	Accounting Standards Update
Bally	Bally Technologies, Inc.
Barcrest	Barcrest Group Limited, an indirect wholly owned subsidiary of Scientific Games Corporation
China Loans	RMB denominated loans due 2014
CSG	Beijing CITIC Scientific Games Technology Co., Ltd., the instant games supplier to the CSL, in which we have a 49% equity interest
CSL	China Sports Lottery
D&A	depreciation and amortization expense
ESPP	Employee Stock Purchase Plan
FASB	Financial Accounting Standards Board
GLB	Beijing Guard Libang Technology Co., Ltd., a provider of lottery systems and services to the China Welfare Lottery, in which we have a 50% equity interest
Global Draw	The Global Draw Limited, an indirect wholly owned subsidiary of Scientific Games Corporation
Hellenic Lotteries	Hellenic Lotteries S.A., the operator of the Greek state lotteries, in which we have a 16.5% equity interest
ITL	International Terminal Leasing, an entity that leases gaming machines to us for provision to our customers, in which we have a 50% equity interest
LAP	local-area progressive
LBO	licensed betting office
LNS	Lotterie Nazionali S.r.l., the operator of the Gratta e Vinci instant ticket lottery in Italy, in which we have a 20% equity interest
MD&A	Management’s discussion and analysis of financial condition and results of operations
Northstar Illinois	Northstar Lottery Group, LLC, the private manager of the Illinois lottery, in which we have a 20% equity interest
Northstar New Jersey	Northstar New Jersey Lottery Group, LLC, the operating entity that provides marketing and sales services to the New Jersey lottery, in which we have a 17.69% equity interest
Note	refers to a note to our Consolidated Financial Statements, unless otherwise specified
participation	with respect to our lottery business, refers to a contract or arrangement in which we are paid based on a percentage of retail sales
PMA	private management agreement
Provoloto	SG Provoloto, S. de R.L. de C.V., an indirect wholly owned subsidiary of Scientific Games Corporation until February 2014
R&D	research and development expense
RCN	Roberts Communications Network, LLC, a provider of communications services to racing and other customers, in which we have a 29.4% equity interest
RMB	Chinese Renminbi Yuan
RSU	restricted stock unit
SEC	Securities and Exchange Commission
SG&A	selling, general and administrative expense
SGMS Escrow Corp.	wholly owned unrestricted subsidiary of SGI
SGI	Scientific Games International, Inc., a direct wholly owned subsidiary of Scientific Games Corporation
Sportech	Sportech plc, an operator and supplier of sports pools and tote systems, in which we had a 20% equity interest until January 2014
U.S.	United States of America
U.S. GAAP	accounting principles generally accepted in the United States of America
VLT	video lottery terminal
WAP	wide-area progressive
WMS	WMS Industries Inc., a direct wholly owned subsidiary of Scientific Games Corporation

Forward-Looking Statements

Throughout this Quarterly Report on Form 10-Q, we make "forward-looking statements" within the meaning of the U.S. Private Securities Litigation Reform Act of 1995. Forward-looking statements describe future expectations, plans, results or strategies and can often be identified by the use of terminology such as "may," "will," "estimate," "intend," "continue," "believe," "expect," "anticipate," "should," "could," "potential," "opportunity," or similar terminology. The forward-looking statements contained in this Quarterly Report on Form 10-Q are generally located under the heading “Management’s Discussion and Analysis of Financial Condition and Results of Operations” but may be found in other locations as well. These statements are based upon management's current expectations, assumptions and estimates and are not guarantees of future timing, results or performance. Actual results may differ materially from those contemplated in these statements due to a variety of risks and uncertainties and other factors, including, among other things:

•	competition;

•
U.S. and international economic and industry conditions, including declines in or slow growth of lottery retail sales or gross gaming revenues, reductions in or constraints on capital spending by gaming or lottery operators and credit risk relating to customers;

•	slow growth of new gaming jurisdictions, slow addition of casinos in existing jurisdictions and declines in the replacement cycle of gaming machines;

•	ownership changes and consolidation in the casino industry;

•	opposition to legalized gaming or the expansion thereof;

•	inability to adapt to, and offer products that keep pace with, evolving technology;

•	inability to develop successful gaming or lottery concepts and content;

•	laws and government regulation, including those relating to gaming licenses and environmental laws;

•	inability to identify and capitalize on trends and changes in the gaming and lottery industries, including the expansion of interactive gaming;

•	dependence upon key providers in our social gaming business;

•	retention and renewal of existing contracts or entry into new or revised contracts;

•
level of our indebtedness, higher interest rates, unavailability or inadequacy of cash flows and liquidity to satisfy obligations or future needs, and restrictions and covenants in our debt agreements;

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

•	inability to complete future acquisitions, including the pending acquisition of Bally due to the failure to obtain the required approvals or debt financing or otherwise;

•	litigation relating to the pending Bally acquisition;

•
disruption of our current plans and operations in connection with the pending Bally acquisition (whether prior to its completion or following its completion, including in connection with the integration of Bally), including departure of key personnel or inability to recruit additional qualified personnel or maintain relationships with customers, suppliers or other third parties;

•	costs, charges and expenses relating to the pending Bally acquisition;

•	inability to successfully integrate future acquisitions, including Bally (including SHFL entertainment, Inc. and Dragonplay Ltd.) following completion of the pending Bally acquisition;

•
failure to realize the intended benefits of the pending Bally acquisition, including the inability to realize the anticipated synergies in the anticipated amounts or within the contemplated time-frames or cost expectations, or at all;

•	inability to control Bally until completion of the Bally acquisition;

•	incurrence of restructuring costs, revenue recognition standards and impairment charges;

•	fluctuations in our results due to seasonality and other factors;

•	dependence on suppliers and manufacturers;

•	risks relating to foreign operations, including fluctuations in foreign currency exchange rates and restrictions on the import of our products;

•	dependence on our employees;

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

PART I. FINANCIAL INFORMATION

Item 1. Financial Statements
SCIENTIFIC GAMES CORPORATION AND SUBSIDIARIES
CONSOLIDATED STATEMENTS OF OPERATIONS AND COMPREHENSIVE (LOSS) INCOME
(Unaudited, in millions, except per share amounts)

	Three Months Ended		Nine Months Ended
	September 30,		September 30,
	2014	2013	2014	2013
Revenue:
Instant games	$130.8	$129.7	$392.4	$379.0
Services	182.8	80.7	538.9	247.7
Product sales	102.0	24.0	289.3	62.3
Total revenue	415.6	234.4	1,220.6	689.0
Operating expenses:
Cost of instant games (1)	69.7	70.6	212.5	210.3
Cost of services (1)	69.6	42.6	200.7	135.0
Cost of product sales (1)	59.9	13.3	161.2	39.3
Selling, general and administrative	95.6	45.6	282.6	139.1
Research and development	26.3	1.4	77.0	4.7
Employee termination and restructuring	1.9	—	12.4	0.3
Depreciation and amortization	100.4	35.2	290.5	111.1
Operating (loss) income	(7.8)	25.7	(16.3)	49.2
Other income (expense):
Interest expense	(45.7)	(25.2)	(142.9)	(75.3)
Earnings (loss) from equity investments	(14.0)	3.4	(7.8)	13.0
Loss on early extinguishment of debt	—	—	(25.9)	—
Gain on sale of equity interest	—	—	14.5	—
Other income (expense), net	3.1	—	9.2	(0.8)
Total other expense	(56.6)	(21.8)	(152.9)	(63.1)
Net (loss) income from continuing operations before income taxes	(64.4)	3.9	(169.2)	(13.9)
Income tax expense	(5.4)	(4.3)	(18.0)	(11.2)
Net loss from continuing operations	$(69.8)	$(0.4)	$(187.2)	$(25.1)

Discontinued operations:
Loss from discontinued operations	—	(0.1)	—	(2.7)
Gain on sale of assets	—	—	—	0.8
Income tax benefit	—	—	—	0.3
Net loss from discontinued operations	$—	$(0.1)	$—	$(1.6)

Net loss	$(69.8)	$(0.5)	$(187.2)	$(26.7)

Other comprehensive (loss) income:
Foreign currency translation (loss) gain	(57.8)	42.3	(47.7)	3.6
Pension and post-retirement gain (loss), net of tax	0.4	(0.5)	0.3	0.2
Derivative financial instruments unrealized (loss) gain, net of tax	2.3	(2.6)	(4.0)	(1.9)
Other comprehensive (loss) income	(55.1)	39.2	(51.4)	1.9
Comprehensive (loss) income	$(124.9)	$38.7	$(238.6)	$(24.8)

(1) Exclusive of depreciation and amortization.

SCIENTIFIC GAMES CORPORATION AND SUBSIDIARIES
CONSOLIDATED STATEMENTS OF OPERATIONS AND COMPREHENSIVE (LOSS) INCOME (cont'd)
(Unaudited, in millions, except per share amounts)

	Three Months Ended		Nine Months Ended
	September 30,		September 30,
	2014	2013	2014	2013
Basic net loss per share:
Continuing operations	$(0.82)	$(0.01)	$(2.22)	$(0.29)
Discontinued operations	—	—	—	(0.02)
Total basic net loss per share	$(0.82)	$(0.01)	$(2.22)	$(0.31)
Diluted net loss per share:
Continuing operations	$(0.82)	$(0.01)	$(2.22)	$(0.29)
Discontinued operations	—	—	—	(0.02)
Total diluted net loss per share	$(0.82)	$(0.01)	$(2.22)	$(0.31)

Weighted average number of shares used in per share calculations:
Basic shares	84.7	85.1	84.5	84.9
Diluted shares	84.7	85.1	84.5	84.9

 See accompanying notes to consolidated financial statements.

SCIENTIFIC GAMES CORPORATION AND SUBSIDIARIES
CONSOLIDATED BALANCE SHEETS
(in millions, except par value)

	September 30, 2014	December 31, 2013
ASSETS	(Unaudited)
Current assets:
Cash and cash equivalents	$132.5	$153.7
Restricted cash	12.1	10.9
Accounts receivable, net	297.3	346.0
Notes receivable, net	128.1	158.7
Inventories	170.9	137.8
Deferred income taxes, current portion	36.2	31.0
Prepaid expenses, deposits and other current assets	72.9	119.3
Total current assets	850.0	957.4
Property and equipment, net	739.6	773.1
Long-term notes receivable	55.5	72.6
Goodwill	1,168.7	1,183.1
Intangible assets, net	500.3	411.1
Software, net	306.8	343.5
Equity investments	298.7	367.2
Other assets	119.3	128.4
Total assets	$4,038.9	$4,236.4

LIABILITIES AND STOCKHOLDERS’ EQUITY
Current liabilities:
Debt payments due within one year	$30.9	$30.4
Accounts payable	94.3	140.9
Accrued liabilities	266.9	280.3
Total current liabilities	392.1	451.6
Deferred income taxes	146.6	138.0
Other long-term liabilities	216.1	109.6
Long-term debt, excluding current installments	3,178.4	3,162.2
Total liabilities	3,933.2	3,861.4
Commitments and contingencies
Stockholders' equity:
Class A common stock, par value $0.01 per share: 199.3 shares authorized; 102.0 and 100.4 shares issued and 84.8 and 85.2 shares outstanding, respectively	1.0	1.0
Additional paid-in capital	736.6	737.8
Accumulated loss	(423.6)	(236.4)
Treasury stock, at cost: 17.2 and 15.2 shares held, respectively	(175.2)	(145.7)
Accumulated other comprehensive (loss) income	(33.1)	18.3
Total stockholders' equity	105.7	375.0
Total liabilities and stockholders' equity	$4,038.9	$4,236.4

See accompanying notes to consolidated financial statements.

SCIENTIFIC GAMES CORPORATION AND SUBSIDIARIES
CONSOLIDATED STATEMENTS OF CASH FLOWS
(Unaudited, in millions)

	Nine Months Ended
	September 30,
	2014	2013
Cash flows from operating activities:
Net loss	$(187.2)	$(26.7)
Adjustments to reconcile net loss to net cash provided by operating activities:
Depreciation and amortization	290.5	111.7
Change in deferred income taxes	5.2	1.5
Stock-based compensation	18.1	17.3
Non-cash interest expense	12.8	5.1
Loss (earnings) from equity investments, net	7.8	(13.0)
Distributed earnings from equity investments	22.5	28.8
Loss on early extinguishment of debt	25.9	—
Gain on sale of equity interest	(14.5)	—
Changes in current assets and liabilities, net of effects of acquisitions:
Accounts and notes receivable	80.8	9.6
Inventories	(30.9)	(9.3)
Accounts payable	(36.5)	(18.2)
Accrued liabilities	1.2	(2.4)
Other current assets and liabilities	41.6	(4.8)
Other	(3.9)	(4.0)
Net cash provided by operating activities	233.4	95.6

Cash flows from investing activities:
Additions to property and equipment	(32.4)	(22.9)
Lottery and gaming services expenditures	(73.1)	(51.3)
Intangible assets and software expenditures	(70.8)	(38.1)
Proceeds from asset disposals	0.5	10.9
Change in other assets and liabilities, net	—	(0.2)
Additions to equity method investments	(43.3)	(65.0)
Distributions of capital on equity investments	45.4	19.4
Proceeds from sale of equity interest	44.9	—
Restricted cash	(1.1)	30.8
Business acquisitions, net of cash acquired	—	(0.4)
Net cash used in investing activities	(129.9)	(116.8)

Cash flows from financing activities:
Proceeds from the issuance of long-term debt	347.9	3.9
Payments on long-term debt	(377.3)	(13.4)
Payments of financing fees	(22.8)	(2.0)
Payments on license obligations	(7.0)	—
Common stock repurchases	(29.5)	—
Contingent earnout payments	(10.2)	—
Net redemptions of common stock under stock-based compensation plans	(19.1)	(2.1)
Net cash used in financing activities	(118.0)	(13.6)
Effect of exchange rate changes on cash and cash equivalents	(6.7)	(0.7)
Decrease in cash and cash equivalents	(21.2)	(35.5)
Cash and cash equivalents, beginning of period	153.7	109.0
Cash and cash equivalents, end of period	$132.5	$73.5
 See accompanying notes to consolidated financial statements.

SCIENTIFIC GAMES CORPORATION AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(Unaudited, table amounts in millions, except per share amounts)

(1) Description of the Business and Summary of Significant Accounting Policies
Description of the Business
We are a leading diversified supplier of technology-based products and services to the gaming and lottery industries.  Our portfolio includes instant and draw-based lottery games; gaming machines and game content; server-based lottery and gaming systems; sports betting technology; loyalty and rewards programs; and interactive products and services. Upon our acquisition of WMS in October 2013, we significantly expanded our global gaming business.
Basis of Presentation and Principles of Consolidation
The accompanying consolidated financial statements of the Company have been prepared in accordance with SEC and U.S. GAAP requirements. All monetary values set forth in these financial statements are in U.S. dollars ("$") unless otherwise stated herein. The accompanying consolidated financial statements include the Company's accounts and subsidiaries that are wholly owned and in which we have a controlling financial interest. Investments in other entities in which we do not have a controlling financial interest but we exert significant influence are accounted for in the consolidated financial statements using the equity method of accounting. All intercompany balances and transactions have been eliminated in consolidation. We have evaluated subsequent events through the date of these financial statements. In the opinion of management, we have made all adjustments necessary to present fairly our consolidated financial position, results of operations, comprehensive (loss) income and cash flows for the periods presented. Such adjustments are of a normal, recurring nature. These consolidated financial statements should be read in conjunction with the consolidated financial statements and notes thereto included in our 2013 Annual Report on Form 10-K. Interim results of operations are not necessarily indicative of results of operations for a full year.
In our Consolidated Statements of Operations and Comprehensive (Loss) Income for the three and nine months ended September 30, 2013, we reclassified $1.4 million and $4.7 million, respectively, of R&D expense previously included within SG&A to conform to the current-year presentation.
On March 25, 2013, we completed the sale of our installed base of gaming machines in our pub business as discussed in Note 3 (Acquisitions and Dispositions) in this Quarterly Report on Form 10-Q. The results of the discontinued pub operations for the three and nine months ended September 30, 2013 are presented herein in accordance with ASC 205, Presentation of Financial Statements - Discontinued Operations. There were no results of operations for this business for the three or nine months ended September 30, 2014.
Significant Accounting Policies
There have been no changes to our significant accounting policies described in Note 1 (Description of the Business and Summary of Significant Accounting Policies) in our 2013 Annual Report on Form 10-K except for the addition of our lease accounting policy and an update to our minimum guarantees policy as described below.
Lease Accounting
We account for assets held under leases in accordance with ASC 840, Leases. For leases classified as operating leases, we record expense on a straight-line basis over the base term of the lease agreements. For assets accounted for as capital leases, we record the lower of the net present value of the future minimum lease payments or the fair value of the leased asset at the inception of the lease. Amortization expense is computed using the straight-line method over the shorter of the estimated useful lives of the asset or the period of the related lease.
Minimum Guarantees
We enter into long-term license agreements in which we are obligated to pay a minimum guaranteed amount of royalties, typically annually. We account for the minimum guaranteed obligations within other long-term liabilities at the onset of the license arrangement and record a corresponding licensed asset within intangible assets, net. The licensed assets related to the minimum guaranteed obligations are amortized over the term of the license agreement and included in depreciation and amortization. The long-term liability related to the minimum guaranteed obligations is reduced as royalty payments are made under the license agreement.  The weighted average remaining term of our license agreements with minimum guaranteed obligations was six years and four years as of September 30, 2014 and December 31, 2013, respectively. Our total minimum guaranteed obligations reflected in our Consolidated Balance Sheets were $178.3 million and $216.0 million as of September

30, 2014 and December 31, 2013, respectively.  Additionally, our remaining expected future payments of minimum guaranteed obligations is $10.6 million (with $27.4 million of payments made through September 30, 2014), $29.2 million, $28.9 million, $28.7 million and $80.9 million in the years ending December 31, 2014, 2015, 2016, 2017 and 2018 and thereafter, respectively.
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
In May 2014, the FASB issued ASU No. 2014-09, Revenue from Contracts with Customers. The amended guidance outlines a single comprehensive revenue model for entities to use in accounting for revenue from contracts with customers. The guidance supersedes most current revenue recognition guidance, including industry-specific guidance. The core principle of the revenue model is that “an entity recognizes revenue to depict the transfer of promised goods or services to customers in an amount that reflects the consideration to which the entity expects to be entitled in exchange for those goods or services.” ASU 2014-09 is effective for fiscal years, and interim reporting periods within those years, beginning after December 15, 2016 (early adoption is not permitted). We are currently evaluating the impact of adopting ASU 2014-09.
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
In August 2014, the FASB issued ASU No. 2014-15, Presentation of Financial Statements - Going Concern: Disclosure of Uncertainties About an Entity's Ability to Continue as a Going Concern. ASU 2014-15 requires management to perform interim and annual assessments as to whether there are conditions or events that raise substantial doubt about the entity's ability to continue as a going concern within one year of the date the financial statements are issued and to provide related disclosures, if required. ASU 2014-15 is effective for annual periods ending after December 15, 2016 and for annual periods and interim periods thereafter. Early adoption is permitted. We do not expect ASU 2014-15 to have a material effect on our financial condition, results of operations or cash flows.
(2) Reportable Business Segment Information

We report our operations in three business segments—Instant Products, Lottery Systems and Gaming—representing our different products and services. These are our reportable segments under ASC 280, Segment Reporting. The Instant Products and Lottery Systems business segments are managed by one executive and the Gaming business segment is managed by a different executive, both of whom report to our chief executive officer (who is our "chief operating decision maker" under applicable accounting standards). Our three business segments represent the aggregation of similar operating segments. Our Instant Products business segment is comprised of our instant products operating segment, which provides instant lottery games and related value-added services, as well as licensed brands that are printed on instant lottery games and other promotional lottery products.  Our Lottery Systems business segment is comprised of our lottery systems operating segment, which provides products and services to lottery operators generally comprised of a central system, customized computer software, data communication services, support and/or related equipment.  Our Gaming business segment includes (1) our gaming operating segment, which generally sells new and used gaming machines, conversion kits and parts, and leases or otherwise provides gaming machines, systems and content, to commercial, tribal and governmental gaming operators, and (2) our interactive operating segment, which provides social gaming entertainment and game server services for real-money gaming. Additional discussion regarding the products and services from which each reportable business segment derives its revenue is included in Note 1 (Description of the Business and Summary of Significant Accounting Policies) in our 2013 Annual Report on Form 10-K.
Effective in the fourth quarter of 2013, we revised our business and operating segments to reflect the reorganization of our business following the WMS acquisition and the resulting changes in the financial information regularly reviewed by our chief executive officer. Based on that review, we moved our video systems operating segment from the Lottery Systems business segment to the Gaming business segment. This change, which was effective as of December 31, 2013, had no impact on the Company's consolidated financial statements for any periods. Business segment information for the three and nine months ended September 30, 2013 has been adjusted to reflect this change.
The following tables present revenue, cost of revenue, SG&A, R&D, employee termination and restructuring, D&A, operating (loss) income from continuing operations and earnings (loss) from equity investments by business segment for the three and nine months ended September 30, 2014 and 2013. Certain unallocated expenses managed at the corporate level, comprised primarily of general and administrative costs and other income (expense), net, are not allocated to our business segments. Segment results for 2013 below do not include the results of WMS, which we acquired in October 2013. The increase in unallocated corporate costs for the three and nine months ended September 30, 2014 primarily related to the inclusion of WMS results.

	Three Months Ended September 30, 2014
	Instant Products	Lottery Systems	Gaming	Total
Revenue:
Instant games	$130.8	$—	$—	$130.8
Services	—	48.2	134.6	182.8
Product sales	3.2	30.5	68.3	102.0
Total revenue	134.0	78.7	202.9	415.6
Cost of instant games (1)	69.7	—	—	69.7
Cost of services (1)	—	30.4	39.2	69.6
Cost of product sales (1)	2.4	24.6	32.9	59.9
Selling, general and administrative	12.2	5.6	42.4	60.2
Research and development	0.5	0.9	24.9	26.3
Employee termination and restructuring	0.4	—	1.5	1.9
Depreciation and amortization	8.9	16.0	69.8	94.7
Segment operating income (loss) from continuing operations	$39.9	$1.2	$(7.8)	$33.3
Unallocated corporate costs				41.1
Consolidated operating loss from continuing operations				$(7.8)
Earnings (loss) from equity investments	$(15.4)	$0.1	$1.3	$(14.0)

(1) Exclusive of depreciation and amortization.

	Three Months Ended September 30, 2013
	Instant Products	Lottery Systems	Gaming	Total
Revenue:
Instant games	$129.7	$—	$—	$129.7
Services	—	48.6	32.1	80.7
Product sales	3.1	13.6	7.3	24.0
Total revenue	132.8	62.2	39.4	234.4
Cost of instant games (1)	70.6	—	—	70.6
Cost of services (1)	—	27.1	15.5	42.6
Cost of product sales (1)	2.2	7.3	3.8	13.3
Selling, general and administrative	11.5	5.3	6.3	23.1
Research and development	0.1	0.9	0.4	1.4
Depreciation and amortization	9.2	13.4	12.4	35.0
Segment operating income from continuing operations	$39.2	$8.2	$1.0	$48.4
Unallocated corporate costs				22.7
Consolidated operating income from continuing operations				$25.7
Earnings (loss) from equity investments	$5.2	$0.1	$(1.9)	$3.4

(1) Exclusive of depreciation and amortization.

	Nine Months Ended September 30, 2014
	Instant Products	Lottery Systems	Gaming	Total
Revenue:
Instant games	$392.4	$—	$—	$392.4
Services	—	149.3	389.6	538.9
Product sales	9.4	63.3	216.6	289.3
Total revenue	401.8	212.6	606.2	1,220.6
Cost of instant games (1)	212.5	—	—	212.5
Cost of services (1)	—	90.4	110.3	200.7
Cost of product sales (1)	6.5	50.8	103.9	161.2
Selling, general and administrative	38.9	17.1	132.9	188.9
Research and development	1.0	1.7	74.3	77.0
Employee termination and restructuring	1.6	—	8.9	10.5
Depreciation and amortization	26.2	44.6	200.2	271.0
Segment operating income (loss) from continuing operations	$115.1	$8.0	$(24.3)	$98.8
Unallocated corporate costs				115.1
Consolidated operating loss from continuing operations				$(16.3)
Earnings (loss) from equity investments	$(12.4)	$1.3	$3.3	$(7.8)

(1) Exclusive of depreciation and amortization.

	Nine Months Ended September 30, 2013
	Instant Products	Lottery Systems	Gaming	Total
Revenue:
Instant games	$379.0	$—	$—	$379.0
Services	—	146.1	101.6	247.7
Product sales	10.1	35.2	17.0	62.3
Total revenue	389.1	181.3	118.6	689.0
Cost of instant games (1)	210.3	—	—	210.3
Cost of services (1)	—	82.0	53.0	135.0
Cost of product sales (1)	7.2	22.4	9.7	39.3
Selling, general and administrative	35.5	16.0	19.3	70.8
Research and development	0.4	3.1	1.2	4.7
Employee termination and restructuring	0.3	—	—	0.3
Depreciation and amortization	27.0	38.8	44.8	110.6
Segment operating income (loss) from continuing operations	$108.4	$19.0	$(9.4)	$118.0
Unallocated corporate costs				68.8
Consolidated operating income from continuing operations				$49.2
Earnings (loss) from equity investments	$15.8	$0.7	$(3.5)	$13.0

(1) Exclusive of depreciation and amortization.

The following table presents a reconciliation of business segment operating income from continuing operations to net (loss) income from continuing operations before income taxes for each period:

	Three Months Ended September 30,		Nine Months Ended September 30,
	2014	2013	2014	2013
Reportable business segment operating income from continuing operations	$33.3	$48.4	$98.8	$118.0
Unallocated corporate costs	(41.1)	(22.7)	(115.1)	(68.8)
Consolidated operating (loss) income from continuing operations	(7.8)	25.7	(16.3)	49.2
Interest expense	(45.7)	(25.2)	(142.9)	(75.3)
Earnings (loss) from equity investments	(14.0)	3.4	(7.8)	13.0
Loss on early extinguishment of debt	—	—	(25.9)	—
Gain on sale of equity interest	—	—	14.5	—
Other income (expense), net	3.1	—	9.2	(0.8)
Net (loss) income from continuing operations before income taxes	$(64.4)	$3.9	$(169.2)	$(13.9)

In evaluating segment financial performance, we focus on operating income as a segment’s measure of profit or loss. Segment operating income is income before other income (expense), net, interest expense, earnings (loss) from equity investments, loss on early extinguishment of debt, gain on sale of equity interest, unallocated corporate costs and income taxes. The accounting policies of the business segments are the same as those described in our summary of significant accounting policies in Note 1 (Description of the Business and Summary of Significant Accounting Policies) in this Quarterly Report on Form 10-Q and Note 1 (Description of the Business and Summary of Significant Accounting Policies) in our 2013 Annual Report on Form 10-K.
(3) Acquisitions and Dispositions
Pending Acquisition of Bally
On August 1, 2014, we entered into a merger agreement pursuant to which we agreed to acquire Bally, a leading supplier of gaming machines, table game products, systems, and interactive gaming solutions, for $83.30 in cash per common share. The aggregate transaction value is approximately $5.1 billion, including the refinancing of approximately $1.8 billion of existing Bally net debt.

We received early termination of the waiting period under the Hart-Scott-Rodino Antitrust Improvements Act of 1976, as amended (the “HSR Act”), in August 2014, which satisfied one of the conditions to closing the merger. The closing of the merger remains subject to approval of the merger by Bally stockholders, receipt of certain gaming regulatory approvals and other customary closing conditions.
The merger agreement contains certain termination rights for both Scientific Games and Bally and further provides that, in connection with termination of the merger agreement under specified circumstances, (1) we may be required to pay to Bally a termination fee of $105.0 million if all the conditions to closing have been met and the merger is not consummated because of a breach by our lenders of their obligations to finance the transaction, (2) we may be required to pay to Bally a termination fee of $105.0 million if the parties are unable to obtain the gaming regulatory approvals that are conditions to closing and (3) Bally may be required to pay us a termination fee of $80.0 million under specified circumstances, including, but not limited to, a change in the Bally board’s recommendation of the merger or in connection with Bally’s termination of the merger agreement to enter into a written definitive agreement for a “superior proposal” (as defined in the merger agreement).
The transaction is expected to be completed in the fourth quarter. However, no assurance can be given that the transaction will be completed.
Acquisitions
On October 18, 2013, we acquired WMS, a global gaming supplier with a diversified suite of products and strong content creation capabilities, for $1,485.9 million.
Subsequent to the filing of our 2013 Annual Report on Form 10-K, we adjusted the estimated fair values of certain WMS assets to reflect new information obtained about facts and circumstances that existed as of the acquisition date that, if known, would have affected the amounts recognized as of that date. The adjustments resulted in a decrease in goodwill of approximately $3.8 million related to the recognition of non-U.S.-based current and deferred tax assets and liabilities. We have applied the adjustment retrospectively to the opening balance sheet at October 18, 2013.
We have completed the allocation of the purchase price, which resulted in the purchase price exceeding the aggregate fair value of the acquired assets and assumed liabilities at the acquisition date by $381.8 million. Such excess amount has been recognized as goodwill within our Gaming segment. We attribute this goodwill to enhanced financial and operational scale, market diversification, opportunities for synergies and other strategic benefits. None of the goodwill associated with the acquisition is deductible for income tax purposes and, as such, no deferred taxes have been recorded related to goodwill.

At October 18, 2013
Current assets	$503.9
Long-term notes receivable	76.2
Property, plant and equipment, net	465.8
Goodwill	381.8
Intangible assets	325.0
Intellectual property	201.2
Other long-term assets	7.8
Total assets	1,961.7
Current liabilities	(158.9)
Deferred income taxes	(166.6)
Long-term liabilities	(150.3)
Total liabilities	(475.8)
Total equity purchase price	$1,485.9
As required by ASC 805, Business Combinations, the following unaudited pro forma financial information for the three and nine months ended September 30, 2013 gives effect to the WMS acquisition as if it had been completed on January 1, 2012. The unaudited pro forma financial information is presented for illustrative purposes only and is not necessarily indicative of what the operating results actually would have been had the WMS acquisition been completed on January 1, 2012. The unaudited pro forma financial information does not purport to project the future operating results of the Company. The unaudited pro forma financial information does not reflect (1) any anticipated synergies (or costs to achieve anticipated synergies) or (2) the impact of non-recurring items directly related to the WMS acquisition.

	Three Months Ended September 30, 2013	Nine Months Ended September 30, 2013
Revenue from Consolidated Statements of Operations and Comprehensive (Loss) Income	$234.4	$689.0
Add: WMS revenue not reflected in Consolidated Statements of Operations and Comprehensive (Loss) Income	166.4	547.1
Unaudited pro forma revenue	$400.8	$1,236.1

	Three Months Ended September 30, 2013	Nine Months Ended September 30, 2013
Net loss from continuing operations from Consolidated Statements of Operations and Comprehensive (Loss) Income	$(0.4)	$(25.1)
Add: WMS net loss from continuing operations not reflected in Consolidated Statements of Operations and Comprehensive (Loss) Income plus pro forma adjustments (1), (2), (3) and (4) below	(25.4)	(45.0)
Unaudited pro forma net loss from continuing operations	$(25.8)	$(70.1)
Unaudited pro forma amounts reflect the following adjustments:
(1) An adjustment to reflect additional D&A of $8.4 million and $28.9 million for the three and nine months ended September 30, 2013, respectively, that would have been incurred assuming the fair value adjustments to intangible assets and property and equipment had been applied on January 1, 2012.
(2) An adjustment to reverse acquisition-related fees and expenses of $3.5 million and $20.5 million for the three and nine months ended September 30, 2013, respectively.
(3) An adjustment to reflect additional interest expense of $20.4 million and $61.0 million for the three and nine months ended September 30, 2013, respectively, that would have been incurred assuming our new credit facilities were in place as of January 1, 2012.
(4) An adjustment of $0.5 million and $3.0 million to reverse the U.S. tax benefit and expense of WMS for the three and nine months ended September 30, 2013, respectively, under the assumption that the U.S. taxable income of WMS would have been offset by U.S. tax attributes of the Company.
Dispositions
On March 25, 2013, we completed the sale of our installed base of gaming terminals in our pub business for £0.5 million. There were no results of operations for this business for the three and nine months ended September 30, 2014. The components of our loss from discontinued operations for the three and nine months ended September 30, 2013 are presented below:

	Three Months Ended September 30, 2013	Nine Months Ended September 30, 2013
Revenue:
Services	$—	$1.8

Operating expenses:
Cost of services (1)	0.1	3.0
Selling, general and administrative	—	1.0
Depreciation and amortization	—	0.5

Loss from discontinued operations	(0.1)	(2.7)

Other expense	—	—
Gain on sale of assets	—	0.8
Income tax benefits	—	0.3

Net loss from discontinued operations	$(0.1)	$(1.6)
(1) Exclusive of depreciation and amortization.

(4) Restructuring Plans
We recorded pre-tax employee termination and restructuring costs of $1.9 million and $0 for the three months ended September 30, 2014 and 2013, respectively, and recorded pre-tax employee termination and restructuring costs of $12.4 million and $0.3 million for the nine months ended September 30, 2014 and 2013, respectively. Employee termination and restructuring initiatives reported in the nine months ended September 30, 2013 were related to initiatives that were completed as of September 30, 2013 and therefore, are not included in the tables below.
WMS Integration-Related Restructuring Plan
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
Unallocated corporate employee termination costs primarily related to terminations of certain executives, including our former chief executive officer, in the fourth quarter of 2013.
Other Restructuring Plans
In December 2013, we initiated a plan to exit our Provoloto instant lottery game operations in Mexico, which was completed during the three months ended March 31, 2014. In June 2014, we initiated a plan to exit our paper roll conversion operations in the U.S., which are immaterial to our operations. Employee termination and restructuring costs related to these initiatives are included in our Instant Products segment.
Employee Termination and Restructuring Costs by Segment
The following table presents a summary of employee termination and restructuring costs by segment related to the restructuring plans described above, including the costs incurred during the three and nine months ended September 30, 2014, the cumulative costs incurred through September 30, 2014 since the relevant restructuring activities were initiated and the total expected costs related to the relevant restructuring activities that have been initiated. As additional integration-related activities are initiated, we expect to incur additional costs related to those activities.

Business Segment		Employee Termination Costs	Property Costs	Other	Total
Instant Products	Three months ended September 30, 2014	$—	$0.4	$—	$0.4
	Nine months ended September 30, 2014	1.0	0.4	0.2	1.6
	Cumulative	1.0	0.4	4.9	6.3
	Expected Total	1.0	0.4	4.9	6.3

Lottery Systems	Three months ended September 30, 2014	—	—	—	—
	Nine months ended September 30, 2014	—	—	—	—
	Cumulative	0.4	—	—	0.4
	Expected Total	0.4	—	—	0.4

Gaming	Three months ended September 30, 2014	1.4	—	0.1	1.5
	Nine months ended September 30, 2014	6.8	0.4	1.7	8.9
	Cumulative	10.6	1.4	5.5	17.5
	Expected Total	10.6	1.4	5.6	17.6

Unallocated corporate	Three months ended September 30, 2014	—	—	—	—
	Nine months ended September 30, 2014	1.7	0.2	—	1.9
	Cumulative	8.6	2.3	—	10.9
	Expected Total	8.6	2.3	—	10.9

Total	Three months ended September 30, 2014	$1.4	$0.4	$0.1	$1.9
	Nine months ended September 30, 2014	$9.5	$1.0	$1.9	$12.4
	Cumulative	$20.6	$4.1	$10.4	$35.1
	Expected Total	$20.6	$4.1	$10.5	$35.2
The following table presents a summary of employee termination and restructuring costs and changes in the related accruals.

	Employee Termination Costs	Property Costs	Other	Total
Balance as of December 31, 2013	$9.3	$2.8	$0.1	$12.2
Additional accruals	9.5	1.0	1.9	12.4
Cash payments	(12.1)	(0.9)	(1.9)	(14.9)
Non-cash expense	0.5	(0.6)	1.6	1.5
Balance as of September 30, 2014	$7.2	$2.3	$1.7	$11.2

(5) Basic and Diluted Net Loss Per Share

The following represents a reconciliation of the numerator and denominator used in computing basic and diluted net loss per share available to common stockholders for the three and nine months ended September 30, 2014 and 2013:

	Three Months Ended September 30,		Nine Months Ended September 30,
	2014	2013	2014	2013
Net loss
Net loss from continuing operations	$(69.8)	$(0.4)	$(187.2)	$(25.1)
Net loss from discontinued operations	—	(0.1)	—	(1.6)
Net loss	$(69.8)	$(0.5)	$(187.2)	$(26.7)
Weighted average number of shares used in per share calculations:
Basic shares	84.7	85.1	84.5	84.9
Diluted shares	84.7	85.1	84.5	84.9
Basic net loss per share:
Continuing operations	$(0.82)	$(0.01)	$(2.22)	$(0.29)
Discontinued operations	—	—	—	(0.02)
Total basic net loss per share	$(0.82)	$(0.01)	$(2.22)	$(0.31)
Diluted net loss per share:
Continuing operations	$(0.82)	$(0.01)	$(2.22)	$(0.29)
Discontinued operations	—	—	—	(0.02)
Total diluted net loss per share	$(0.82)	$(0.01)	$(2.22)	$(0.31)

For all periods presented, basic and diluted net loss per share is the same, as any additional common stock equivalents would be anti-dilutive. We excluded 1.7 million and 3.4 million of stock options from the weighted average diluted common shares outstanding as of September 30, 2014 and 2013, respectively, which would have been anti-dilutive due to the net loss in those periods. In addition, we excluded 4.0 million and 5.1 million of RSUs from the calculation of weighted average diluted common shares outstanding as of September 30, 2014 and 2013, respectively, which would have been anti-dilutive due to the net loss in those periods.

(6) Accounts and Notes Receivable and Credit Quality of Notes Receivable
Accounts and Notes Receivable
The following summarizes the components of our current and long-term accounts and notes receivable, net, as of September 30, 2014 and December 31, 2013:

	September 30, 2014	December 31, 2013
Current:
Accounts receivable	$307.9	$360.4
Notes receivable	135.5	164.3
Allowance for doubtful accounts	(18.0)	(20.0)
Current accounts and notes receivable, net	$425.4	$504.7
Long-term:
Notes receivable	55.5	72.6
Total accounts and notes receivable, net	$480.9	$577.3
Credit Quality of Notes Receivable
We carry our notes receivable at face amounts less an allowance for doubtful accounts and imputed interest. Interest income is recognized ratably over the life of the note receivable and any related fees or costs to establish the notes are expensed as incurred, as they are considered insignificant. Actual or imputed interest, if any, is determined based on stated rates or current market rates at the time the note originated and is recorded as interest income in other income (expense), net, ratably over the payment period. We impute interest income on notes receivable with terms greater than one year that do not contain a stated interest rate. The interest rates on our outstanding notes receivable ranged from 4.0% to 10.4% at September 30, 2014. Our policy is to generally recognize interest on our notes receivable until the note receivable is deemed non-performing, which we define as a note on which payments are over 180 days past due. The amount of our non-performing notes was immaterial at September 30, 2014.
We monitor the credit quality of our accounts receivable by reviewing an aging of customer invoices. Invoices are considered past due if a scheduled payment is not received within agreed upon terms. Our notes receivable are reviewed for impairment at least quarterly. We also review a variety of other relevant qualitative information such as collection experience, economic conditions and customer-specific financial conditions to evaluate credit risk in recording the allowance for doubtful accounts or as an indicator of an impaired loan. Where possible, we seek payment deposits, collateral, pledge agreements, bills of exchange, foreign bank letters of credit or personal guarantees with respect to notes receivable from our customers. However, the majority of our international notes receivable are not collateralized. Currently, we have not sold our notes receivable to third parties; therefore, we do not have any off-balance sheet liabilities for factored receivables.
The government authorities in Argentina limit the exchange of pesos into U.S. dollars and the transfer of funds from Argentina. Our accounts and notes receivable, net, from customers in Argentina at September 30, 2014 was $24.9 million, which is denominated in U.S. dollars, although, under the terms of our arrangements with our customers in Argentina, they are required to pay us in pesos at the spot exchange rate between the peso and the U.S. dollar on the date of payment. In evaluating the collectability of customer receivables in Argentina at September 30, 2014, we specifically evaluated recent payments, receivable aging, any additional security or collateral we had (bills of exchange, pledge agreements, etc.) and other facts and circumstances relevant to our customers’ ability to pay. Our customers in Argentina have continued to pay us in pesos based on the spot exchange rate between the peso and the U.S. dollar on the payment date. We collected $27.5 million of outstanding receivables from customers in Argentina during the nine months ended September 30, 2014.
Recent government actions and challenges affecting the gaming industry in Mexico have increased the credit quality risk with respect to certain of our current Mexico customers. Our accounts and notes receivable, net, from customers in Mexico at September 30, 2014 was $36.1 million. We collected $14.2 million of outstanding receivables from customers in Mexico during the nine months ended September 30, 2014.
The following summarizes the components of total notes receivable, net, as of September 30, 2014 and December 31, 2013:

	September 30, 2014	Balances over 90 days past due	December 31, 2013	Balances over 90 days past due
Notes receivable:
Domestic	$48.1	$2.2	$65.1	$0.4
International	142.9	8.2	171.8	8.7
Total notes receivable	191.0	10.4	236.9	9.1

Notes receivable allowance for doubtful accounts:
Domestic	—	—	—	—
International	(7.4)	(4.7)	(5.6)	(3.3)
Total notes receivable allowance for doubtful accounts	(7.4)	(4.7)	(5.6)	(3.3)
Note receivable, net	$183.6	$5.7	$231.3	$5.8
At September 30, 2014, 3.1% of our total notes receivable, net, was past due by over 90 days compared to 2.5% at December 31, 2013.
The following tables detail our evaluation of notes receivable for impairment as of September 30, 2014 and December 31, 2013:

	September 30, 2014	Ending Balance Individually Evaluated for Impairment	Ending Balance Collectively Evaluated for Impairment
Notes receivable:
Domestic	$48.1	$6.7	$41.4
International	142.9	78.9	64.0
Total notes receivable	$191.0	$85.6	$105.4

	December 31, 2013	Ending Balance Individually Evaluated for Impairment	Ending Balance Collectively Evaluated for Impairment
Notes receivable:
Domestic	$65.1	$4.8	$60.3
International	171.8	99.7	72.1
Total notes receivable	$236.9	$104.5	$132.4

The following table reconciles the allowance for doubtful notes receivable from December 31, 2013 to September 30, 2014:

	Total	Ending Balance Individually Evaluated for Impairment	Ending Balance Collectively Evaluated for Impairment
Beginning balance at December 31, 2013	$5.6	$5.6	$—
Charge-offs	(0.1)	(0.1)	—
Recoveries	—	—	—
Provision	1.9	1.9	—
Ending balance at September 30, 2014	$7.4	$7.4	$—
Modifications to original financing terms are exceptions to our cash collection process and are a function of collection activities with the customer. If a customer requests a modification of financing terms during the collection process, we evaluate the proposed modification in relation to the recovery of our gaming machines, generally seek additional security and recognize any additional interest income ratably over the remaining new financing term. Additionally, we often take the opportunity to simplify the customer's future payments by consolidating several notes (each typically representing an individual purchase transaction) into one note. In those instances, the aging of any outstanding receivable balance would be adjusted to reflect the new payment terms. Any such modifications generally do not include a concession on the amount owed and generally result only in a delay of payments relative to the original terms.
The following summarizes the notes receivable financing terms that were modified during the nine months ended September 30, 2014:

		Nine Months Ended September 30, 2014
	# of Customers	# of Notes	Pre-Modification Investment	Post-Modification Investment
Financing term modifications:
International (1)	9	28	$12.8	$12.8
Total financing term modifications	9	28	$12.8	$12.8
(1) The modifications are detailed below:

•	One customer for which 12 notes were consolidated into one note aggregating $4.0 million, with an average 28-month payment extension;

•	One customer for which three notes were consolidated into one note aggregating $3.1 million, with an average four-month payment extension;

•	One customer with a note for $2.3 million for which original payment terms were extended by nine months;

•
One customer for which four notes were consolidated into one note aggregating $1.4 million, with an average five-month extension, and another note for $0.2 million for which original payment terms were extended by seven months;

•	One customer for which two notes were consolidated into one note aggregating $0.7 million, with an average 15-month payment extension;

•	One customer with a note for $0.5 million for which original payment terms were extended by 21 months;

•	One customer with a note for $0.3 million for which original payment terms were extended by 27 months;

•	One customer for which two notes were consolidated into one note aggregating $0.2 million, with an average 14-month payment extension; and

•	One customer with a note for $0.1 million for which original payment terms were extended by 21 months.
In certain international jurisdictions, we offer extended financing terms related to our customers. Such financing activities subject us to increased credit risk, which could be exacerbated by, among other things, unfavorable economic conditions or political or economic instability in those regions. Our notes receivable were concentrated in the following international gaming jurisdictions at September 30, 2014:

Peru	25%
Mexico	17%
Argentina	12%
Colombia	10%
Other (less than 5% individually)	11%
Total international notes receivable as a percentage of total notes receivable	75%
(7) Inventories

Inventories consisted of the following as of the dates presented below:

	September 30, 2014	December 31, 2013
Parts and work-in-process	$70.4	$62.1
Finished goods	100.5	75.7
Inventory	$170.9	$137.8

Parts and work-in-process include parts for lottery terminals, gaming machines and instant lottery ticket materials as well as labor and overhead costs associated with the manufacturing of instant lottery games. Our finished goods inventory primarily consists of instant games for our participation arrangements, gaming machines for sale and our licensed branded merchandise.

(8) Property and Equipment
The following table presents certain information regarding our lottery and gaming equipment at September 30, 2014 and December 31, 2013:

	September 30, 2014	December 31, 2013
Lottery equipment	$358.8	$350.3
Less: accumulated depreciation	(237.7)	(210.6)
Net lottery equipment	121.1	139.7

Gaming equipment	478.3	439.7
Less: accumulated depreciation	(223.9)	(145.0)
Net gaming equipment	254.4	294.7

Total lottery and gaming equipment, net	$375.5	$434.4
The following table presents certain information regarding our other property and equipment, including capital leases, at September 30, 2014 and December 31, 2013:

	September 30, 2014	December 31, 2013
Land	$25.1	$25.6
Buildings and leasehold improvements	182.2	181.6
Machinery and equipment	269.3	239.1
Furniture and fixtures	25.6	30.1
Transportation equipment	4.4	6.4
Construction in progress	12.0	33.4
Capital leases	41.8	—
Less: accumulated depreciation	(196.3)	(177.5)
Total other property and equipment, net	$364.1	$338.7

Total property and equipment, net	$739.6	$773.1
Depreciation expense for the three and nine months ended September 30, 2014 was $58.5 million and $166.8 million, respectively. Depreciation expense for the three and nine months ended September 30, 2013 was $23.7 million and $78.2 million, respectively. Depreciation expense is excluded from cost of instant games, cost of services, cost of product sales and other operating expenses and is separately stated within depreciation and amortization on the Consolidated Statements of Operations and Comprehensive (Loss) Income. Accumulated amortization of capital lease assets was $3.4 million and $0 as of September 30, 2014 and December 31, 2013, respectively.
(9) Intangible Assets and Goodwill

Intangible Assets

The following presents certain information regarding our intangible assets as of September 30, 2014 and December 31, 2013. Amortizable intangible assets are generally amortized on a straight-line basis over their estimated useful lives with no estimated residual values.

Intangible Assets	Gross Carrying Amount	Accumulated Amortization	Net Balance
Balance as of September 30, 2014
Amortizable intangible assets:
Patents	$17.1	$8.0	$9.1
Customer lists	161.3	37.2	124.1
Licenses	309.2	82.4	226.8
Intellectual property	8.5	6.6	1.9
Brand name	39.3	3.8	35.5
Non-compete agreements	0.3	0.2	0.1
Lottery contracts	1.5	1.5	—
	537.2	139.7	397.5
Non-amortizable intangible assets:
Trade name	104.9	2.1	102.8
Total intangible assets	$642.1	$141.8	$500.3

Balance as of December 31, 2013
Amortizable intangible assets:
Patents	$14.5	$7.1	$7.4
Customer lists	161.9	24.0	137.9
Licenses	181.0	59.9	121.1
Intellectual property	8.6	5.7	2.9
Brand name	39.3	0.6	38.7
Non-compete agreements	0.4	0.2	0.2
Lottery contracts	1.5	1.4	0.1
	407.2	98.9	308.3
Non-amortizable intangible assets:
Trade name	104.9	2.1	102.8
Total intangible assets	$512.1	$101.0	$411.1

Acquired intangible assets related to customer relationships and long-term licenses are amortized over a weighted average useful life of approximately 13.6 years and 2.9 years, respectively. The increase in the carrying amount of licenses for the nine months ended September 30, 2014 primarily reflected the recording of approximately $106 million associated with a long-term license agreement, which was amended and extended in the first quarter of 2014. The carrying value of the licensed asset increased to reflect the additional minimum guaranteed obligations under the amended license agreement. For additional information regarding licensed assets with minimum guaranteed obligations, see Note 1 (Description of the Business and Summary of Significant Accounting Policies) in this Quarterly Report on Form 10-Q.
The aggregate intangible amortization expense for the three and nine months ended September 30, 2014 was $18.1 million and $49.0 million, respectively. The aggregate intangible amortization expense for the three and nine months ended September 30, 2013 was $5.2 million and $15.0 million, respectively. These amounts are included in depreciation and amortization in our Consolidated Statements of Operations and Comprehensive (Loss) Income.

Goodwill

The table below reconciles the change in the carrying amount of goodwill by reportable segment from December 31, 2012 to September 30, 2014.

Goodwill	Instant Products	Lottery Systems	Gaming	Totals
Balance as of December 31, 2012	$328.0	$210.7	$262.7	$801.4
Acquisitions	—	—	381.8	381.8
Impairments	(5.4)	—	—	(5.4)
Foreign currency adjustments	(2.4)	2.7	5.0	5.3
Reallocation of goodwill	20.0	(39.7)	19.7	—
Balance as of December 31, 2013	340.2	173.7	669.2	1,183.1
Foreign currency adjustments	(2.8)	(6.0)	(5.6)	(14.4)
Balance as of September 30, 2014	$337.4	$167.7	$663.6	$1,168.7
Subsequent to the filing of our 2013 Annual Report on Form 10-K, we adjusted the estimated fair values of certain WMS assets acquired to reflect new information obtained about facts and circumstances that existed as of the acquisition date that, if known, would have affected the amounts recognized as of that date. The adjustments resulted in a decrease in goodwill of approximately $3.8 million related to the recognition of non-U.S.-based current and deferred tax assets and liabilities. We have applied the adjustment retrospectively to the Consolidated Balance Sheet as of December 31, 2013.
(10) Software
The following table presents certain information regarding our software as of September 30, 2014 and December 31, 2013:

	September 30, 2014	December 31, 2013
Software	$500.8	$457.7
Accumulated amortization	(194.0)	(114.2)
Software, net	$306.8	$343.5
Amortization expense for the three and nine months ended September 30, 2014 was $23.8 million and $74.7 million, respectively. Amortization expense for the three and nine months ended September 30, 2013 was $6.3 million and $17.9 million, respectively. Amortization expense is excluded from cost of instant games, cost of services, cost of product sales and other operating expenses and is separately stated within depreciation and amortization on the Consolidated Statements of Operations and Comprehensive (Loss) Income.
(11) Equity Method Investments
The following provides an update for events that occurred during the nine months ended September 30, 2014 related to our equity method investments, which are disclosed in Note 11 (Equity Investments) in our 2013 Annual Report on Form 10-K.
Northstar Illinois
Under the terms of a PMA, Northstar Illinois is entitled to receive annual incentive compensation payments from the lottery to the extent it is successful in increasing the Illinois lottery's net income (as defined in the PMA) above specified target levels, subject to a cap of 5% of the applicable year's net income, and is responsible for annual payments to the lottery to the extent such targets are not achieved, subject to a similar cap. During the three months ended June 30, 2014, we understand that Northstar Illinois recorded a liability related to an estimated shortfall payment for the lottery's fiscal year ended June 30, 2014. We recorded a charge of $8.0 million, representing our 20% share of that liability, in earnings (loss) from equity investments in our Consolidated Statements of Operations and Comprehensive (Loss) Income during the three months ended June 30, 2014. During the three months ended September 30, 2014, we contributed $13.5 million to Northstar Illinois primarily to fund our pro rata share of shortfall payments that are payable to the lottery under the PMA.
Northstar Illinois and the State have disagreed regarding the State’s calculation of net income for each of the lottery fiscal years during the term of the PMA.  In August 2014, we understand that the Governor’s office of the State of Illinois directed the Illinois Department of Lottery to end the PMA with Northstar Illinois. Although an agreement has not yet been reached between Northstar Illinois and the lottery, in light of the direction by the Governor’s office to the lottery to end the PMA with Northstar Illinois and the status of discussions among the parties, in the September 2014 quarter, the Company recorded a non-cash impairment charge of $19.7 million to write down its investment in Northstar Illinois.

Sportech
In January 2014, we completed the sale of our 20% equity interest in Sportech for cash proceeds of £27.8 million, or $44.9 million, resulting in a gain of approximately £9 million, or $14.5 million, which is reflected as a gain on sale of equity interest in our Consolidated Statements of Operations and Comprehensive (Loss) Income.
LNS
During the nine months ended September 30, 2014, we received a distribution of capital of €20.7 million, or $28.0 million, and a dividend of €13.3 million, or $18.2 million, net of withholding taxes, from LNS.
ITL
During the nine months ended September 30, 2014, we contributed €29.4 million, or $40.6 million, to ITL. During the nine months ended September 30, 2014, we received a distribution of capital of €11.9 million, or $17.4 million, from ITL.
RCN
During the nine months ended September 30, 2014, we received a dividend of $4.3 million from RCN.
(12) Long-Term and Other Debt

Outstanding Debt
The following reflects our outstanding debt as of September 30, 2014 and December 31, 2013:

	September 30, 2014	December 31, 2013
Revolver, varying interest rate, due 2018	$—	$—
Term loan, varying interest rate, due 2020 (1)	2,272.9	2,288.8
2018 Notes	250.0	250.0
2019 Notes (2)	—	346.3
2020 Notes	300.0	300.0
2021 Notes (3)	347.7	—
China Loans, varying interest rates	—	7.4
Capital lease obligations, 3.9% interest as of September 30, 2014 payable monthly through 2019	38.7	0.1
Total long-term debt outstanding and capital lease obligations	3,209.3	3,192.6
Less: debt and capital lease payments due within one year	(30.9)	(30.4)
Long-term debt, net of current installments	$3,178.4	$3,162.2

(1)
Total of $2,282.8 million less amortization of a loan discount in the amount of $9.9 million as of September 30, 2014. Total of $2,300.0 million less amortization of a loan discount in the amount of $11.2 million as of December 31, 2013.

(2)	Total of $350.0 million less amortization of a loan discount in the amount of $3.7 million as of December 31, 2013.

(3)	Total of $350.0 million less amortization of a loan discount in the amount of $2.3 million as of September 30, 2014.
Senior Secured Credit Facilities
In connection with the WMS acquisition, the Company and certain of its subsidiaries entered into a credit agreement dated as of October 18, 2013, by and among SGI, as the borrower, the Company, as a guarantor, Bank of America, N.A., as administrative agent, and the lenders and other agents party thereto, providing for senior secured credit facilities in an aggregate principal amount of $2,600.0 million, including a $300.0 million revolving credit facility, which has dollar and multi-currency tranches, and a $2,300.0 million term loan facility. The term loan facility was used, in part, to finance the consideration paid in the WMS acquisition, to repay all indebtedness under our and WMS' prior credit agreements and to pay related acquisition and financing fees and expenses. Up to $200.0 million of the revolving credit facility is available for issuances of letters of credit. The term loan is scheduled to mature on October 18, 2020 and the revolving credit facility is scheduled to mature on October 18, 2018 (subject to accelerated maturity under certain circumstances).
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
Borrowings under the credit agreement (including the term loans under the Escrow Credit Agreement discussed below, after they are assumed by SGI) are guaranteed by the Company and each of its current and future direct and indirect wholly owned domestic subsidiaries (other than SGI), subject to certain customary exceptions as set forth in the credit agreement.
Contemplated Financing for Bally Acquisition
In connection with the pending Bally acquisition, we entered into a commitment letter with Bank of America, N.A., Merrill Lynch, Pierce, Fenner & Smith Incorporated, JPMorgan Chase Bank, N.A., Deutsche Bank AG New York Branch and certain of their respective affiliates, which was subsequently joined by Fifth Third Bank, HSBC Securities (USA) Inc., HSBC Bank USA, N.A., PNC Capital Markets LLC and PNC Bank, National Association as additional commitment parties. Pursuant to the commitment letter, the commitment parties have agreed to provide the financing necessary to fund the consideration to be paid pursuant to the terms of the merger agreement (the “Debt Financing”). The commitment letter contemplates that the Debt Financing will consist of, among other things, (1) a senior secured incremental term loan facility (in an originally contemplated principal amount of $1,735.0 million), (2) a senior secured increase in the revolving credit facility (in an originally contemplated principal amount of $350.0 million), (3) if applicable, amendments to, or the refinancing of, Scientific Games’ existing credit facilities, consisting of (a) a senior secured term loan facility in a total principal amount of $2,294.0 million and (b) a senior secured revolving credit facility in a total principal amount of $650 million, and (4) senior secured notes and senior unsecured notes yielding $3,450.0 million in aggregate gross cash proceeds and/or to the extent that the issuance of such notes yields less than $3,450.0 million in aggregate gross cash proceeds or such cash proceeds are otherwise unavailable, a senior secured bridge loan facility and a senior unsecured bridge loan facility up to an aggregate principal amount of $3,450 million (less the cash proceeds received from the notes and available for use, if any). The funding of the Debt Financing is contingent on the satisfaction of certain conditions set forth in the commitment letter. The merger is not conditioned on our obtaining the proceeds of any financing, including the Debt Financing.
In connection with the pending Bally acquisition, on October 1, 2014, the Company entered into an amendment to its existing credit agreement to, among other things, (1) effective as of October 1, 2014, permit the Bally acquisition and the transactions related thereto, including the incurrence of term loans by SGMS Escrow Corp., and (2) effective as of the consummation of the Bally acquisition (and the satisfaction of the other conditions contemplated by the amendment), (A) increase the Company’s existing revolving credit facility by $267.6 million, (B) permit SGI to assume the term loans under the Escrow Credit Agreement (as defined below) as incremental term loans under the existing credit agreement and (C) modify the financial covenant applicable to the revolving credit facility under the existing credit agreement such that it will be tested each quarter, irrespective of usage of that revolving credit facility.
As a result of the amendment, the applicable margin for the existing term loans under the credit agreement (1) prior to the consummation of the Bally acquisition, will remain at 3.25% per annum for eurodollar (LIBOR) loans and 2.25% per annum for base rate loans and (2) from and after the consummation of the Bally acquisition, will be 5.00% per annum for eurodollar (LIBOR) loans and 4.00% per annum for base rate loans. There will be no change to the borrowing rate applicable to loans borrowed or to letters of credit issued under the revolving credit facility after the consummation of the Bally acquisition.
In addition, on October 1, 2014, SGMS Escrow Corp. entered into an escrow credit agreement (the “Escrow Credit Agreement”) by and among SGMS Escrow Corp., as borrower, the lenders and other agents from time to time party thereto, and Bank of America, N.A., as administrative agent. The Escrow Credit Agreement provides for $2.0 billion of new term loans, the net proceeds of which are expected to provide a portion of the funds to be used to finance the Bally acquisition. Upon and in connection with the consummation of the Bally acquisition, the term loans under the Escrow Credit Agreement will be assumed by SGI and become incremental term loans under the existing credit agreement.
The term loans under the Escrow Credit Agreement (including after they are assumed by SGI and become incremental term loans under the existing credit agreement) are scheduled to mature on October 1, 2021 (subject to accelerated maturity under certain circumstances) and amortize in equal quarterly installments beginning on the last day of the first of March, June, September or December to occur after completion of the Bally acquisition, in an amount equal to 1.00% per annum of the stated principal amount thereof, with the remaining balance due at final maturity. Interest on the new term loans is payable at a rate equal to the eurodollar (LIBOR) rate or the base rate, plus an applicable margin, in each case, subject to a eurodollar (LIBOR) rate floor of 1.00% or a base rate floor of 2.00%, as applicable. The applicable margin for the incremental term loans (under the Escrow Credit Agreement and, if and when assumed by SGI, the existing credit agreement) is 5.00% per annum for eurodollar (LIBOR) loans and 4.00% per annum for base rate loans.

Borrowings under the Escrow Credit Agreement are solely the obligation of SGMS Escrow Corp., are not guaranteed by the Company or any of its subsidiaries, and are secured by a pledge of amounts deposited into a secured escrow account of SGMS Escrow Corp. In the event that the Bally acquisition is not consummated, SGMS Escrow Corp. will repay amounts borrowed under the Escrow Credit Agreement, plus accrued interest thereon, with amounts deposited into a secured escrow account of SGMS Escrow Corp. and other amounts that may be contributed by the Company and its other subsidiaries to SGMS Escrow Corp. and deposited into that escrow account from time to time.
The term loans under the Escrow Credit Agreement were funded into escrow, less original issue discount, by the lenders on October 17, 2014 and began accruing interest, initially at the LIBOR rate plus the applicable margin referred to above, beginning on October 18, 2014. Interest for the prospective month was funded into escrow by the Company on October 16, 2014.
Upon closing of the Bally acquisition, we expect to incur approximately $170 million of financing fees in connection with the term loans and revolving credit facility under the Escrow Credit Agreement and with respect to the remaining financing commitments under the commitment letter for the Bally acquisition. We also anticipate incurring fees related to our additional financing activities during the balance of the quarter ending December 31, 2014.
For further information regarding the Debt Financing, please see the full text of our existing credit agreement, the commitment letter, the amendment to our credit agreement and the Escrow Credit Agreement, copies of which are filed as Exhibit 10.1 to our Current Report on Form 8-K filed with the SEC on October 18, 2013, Exhibit 10.1 to our Current Report on Form 8-K filed with the SEC on August 4, 2014, and Exhibit 10.1 and Exhibit 10.2 to our Current Report on Form 8-K filed with SEC on October 7, 2014, respectively. The foregoing summaries of the terms of the existing credit agreement, the commitment letter, the amendment to the existing credit agreement and the Escrow Credit Agreement are qualified in their entirety by reference to the respective exhibit.
Senior Subordinated Notes
2021 Notes
On June 4, 2014, SGI issued $350.0 million in aggregate principal amount of 2021 Notes at a price of 99.321% of the principal amount thereof in a private offering to qualified institutional buyers in accordance with Rule 144A under the Securities Act of 1933, as amended (the “Securities Act”), and to persons outside the United States under Regulation S under the Securities Act. The 2021 Notes were issued pursuant to an indenture dated as of June 4, 2014 (the "2021 Notes Indenture").
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
The 2021 Notes are unsecured senior subordinated obligations of SGI and are subordinated to all of SGI’s existing and future senior debt, rank equally with all of SGI's existing and future senior subordinated debt and rank senior to all of SGI's future debt that is expressly subordinated to the 2021 Notes. The 2021 Notes are guaranteed on an unsecured senior subordinated basis by the Company and all of its 100%-owned U.S. subsidiaries (other than SGI). The 2021 Notes are structurally subordinated to all of the liabilities of the Company’s non-guarantor subsidiaries.

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
For additional information regarding our 2021 Notes and the repurchase and redemption of our 2019 Notes, see our Current Report on Form 8-K filed with the SEC on June 6, 2014. For additional information regarding our 2018 Notes, 2019 Notes and 2020 Notes, see Note 15 (Long-Term and Other Debt) in our 2013 Annual Report on Form 10-K.
We were in compliance with the covenants under our debt agreements as of September 30, 2014.
Other Debt
In September 2014, we repaid in full a $5.0 million China Loan with cash on hand.
Capital Leases
On March 31, 2014, we entered into a new leasing arrangement with ITL for the lease of gaming machines in connection with a long-term services contract with a customer. We completed the placement of the new gaming machines under this contract during the three months ended June 30, 2014 and recorded a capital lease asset and minimum lease liability of $42.8 million. The terms of this leasing arrangement provide for repayment over five years with an interest rate of 3.9%. No additional capital leases were entered into during the three months ended September 30, 2014.
(13) Fair Value Measurements
Fair value is defined as the exchange price that would be received for an asset or paid to transfer a liability (an exit price) in the principal or most advantageous market for the asset and liability in an orderly transaction between market participants at the measurement date. We estimate fair value of our assets and liabilities utilizing an established three-level hierarchy as described in Note 16 (Fair Value Measurements) in our 2013 Annual Report on Form 10-K.
The fair value of our financial assets and liabilities is determined by reference to market data and other valuation techniques as appropriate. We believe the fair value of our financial instruments, which are principally cash and cash equivalents, accounts and notes receivable, other current assets, accounts payable and accrued liabilities, approximates their recorded values.
Interest rate swaption contract
In January 2014, we entered into a swaption contract with an aggregate notional value of $150.0 million. The swaption gives us the right, but not the obligation, to enter into a swap under which we would pay a fixed rate of 2.151% and receive interest on the notional amount based on a floating three-month LIBOR rate. We paid a premium of $0.9 million at the time we entered into the swaption and have no additional payment obligations. The cash settlement value depends on the extent to which the prevailing three-month LIBOR swap rate exceed the fixed rate under the swaption. To the extent the prevailing swap rate on the expiration date (April 15, 2015) exceeds the swaption fixed rate a payment would be due to us, which would effectively reduce our future interest costs. To the extent the prevailing swap rate is at or below the swaption fixed rate, we would not exercise the swaption and it would expire with no further cash payment from us or the counterparty.
The swaption is highly effective in offsetting our exposure to the variability of the three-month LIBOR rate associated with our variable rate debt. The effectiveness of the swaption is measured quarterly on a retrospective basis by comparing the cumulative change in the hedging instrument's fair value to the change in the underlying hedged transaction's fair value. In accordance with ASC 815, Derivatives and Hedging, we have designated the intrinsic value associated with the swaption as a qualifying hedge. We have elected to exclude the time value, inclusive of premium paid, from our qualifying hedging relationship. As a result, the time value of the swaption will be amortized over the period of the contract and recognized as interest expense in our Consolidated Statements of Operations and Comprehensive (Loss) Income. We will recognize all gains and losses associated with the intrinsic value of the swaption in other comprehensive (loss) income in our Consolidated Statements of Operations and Comprehensive (Loss) Income until its expiration date. Realized gains, if any, owed by the counterparty at expiration will be recognized as a reduction to interest expense in our Consolidated Statements of Operations and Comprehensive (Loss) Income by applying the effective interest method for the applicable periods.
As valuations for comparable swaptions are not publicly available, we categorized the swaption as Level 3 in the fair value hierarchy. We believe the estimated fair value for the swaption we hold is based on the most accurate information available for these types of derivative contracts. For the three and nine months ended September 30, 2014, there was no change in fair value associated with the intrinsic value of the swaption. The fair value of the swaption as of September 30, 2014 was $0.4 million, which is recorded in other current assets in our Consolidated Balance Sheets.
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
These hedges are highly effective in offsetting our exposure to the variability of the three-month LIBOR rate associated with our variable-rate debt. The effectiveness of these hedges is measured quarterly on a retrospective basis by comparing the cumulative change in the hedging instrument's fair value to the change in the hedged transaction's fair value. To the extent these hedges have no ineffectiveness, all gains and losses from these hedges are recorded in other comprehensive (loss) income in our Consolidated Statements of Operations and Comprehensive (Loss) Income until the future underlying interest payment transactions occur. Any realized gains or losses resulting from the hedges will be recognized (together with the hedged transaction) as interest expense in our Consolidated Statements of Operations and Comprehensive (Loss) Income beginning in June 2015. For the three and nine months ended September 30, 2014, we recorded a gain, net of tax, of $2.2 million and a loss, net of tax, of $4.2 million, respectively, in other comprehensive (loss) income in our Consolidated Statements of Operations and Comprehensive (Loss) Income, representing the change in fair value associated with these hedges. The fair value of these hedges as of September 30, 2014 was $5.7 million, which is recorded in other long-term liabilities in our Consolidated Balance Sheets.
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
We designated the forward contracts as qualified hedges in accordance with ASC 815, Derivatives and Hedging. Gains and losses from the foreign currency forward contracts were recorded in accumulated other comprehensive (loss) income in our Consolidated Balance Sheets until the investment was liquidated.
Other
In accordance with ASC 323, Investments - Equity Method and Joint Ventures, we record our share of a derivative instrument held by LNS. Changes in the fair value of the derivative instrument are recorded by LNS in other comprehensive income on LNS' statement of comprehensive income. During the three and nine months ended September 30, 2014 and 2013, our 20% share of the change associated with this derivative instrument was not material to our other comprehensive (loss) income in our Consolidated Statements of Operations and Comprehensive (Loss) Income and in equity investments in our Consolidated Balance Sheets.
(14) Stockholders’ Equity

The following table presents the change in the number of shares of our Class A common stock outstanding during the nine months ended September 30, 2014 and during the fiscal year ended December 31, 2013:

	Nine Months Ended September 30, 2014	Twelve Months Ended December 31, 2013
Shares outstanding as of beginning of period	85.2	84.4
Shares issued as part of equity-based compensation plans and the ESPP, net of RSUs surrendered	1.6	1.1
Common stock repurchases	(2.0)	(0.3)
Shares outstanding as of end of period	84.8	85.2
On December 5, 2013, our board of directors approved an extension of our existing stock repurchase program to December 31, 2014. The program, originally announced in May 2010, was due to expire on December 31, 2013. Under the program, we are authorized to repurchase, from time to time through open market purchases or otherwise, shares of our outstanding common stock in an aggregate amount up to $200.0 million. As of December 31, 2013, we had $104.5 million available for potential repurchases under the program. During the first quarter of 2014, we repurchased approximately 2.0 million shares at an aggregate cost of $29.5 million, which was funded by cash flows from operations. There were no share repurchases during the second and third quarters of 2014. As of September 30, 2014, we had $75.0 million available for potential repurchases under the program.
During 2013, we repurchased 50,000 shares at an aggregate cost of $0.8 million, as well as 226,000 shares at a cost of approximately $2 million related to a cashless exercise of stock options.
(15) Stock-Based Compensation
We offer stock-based compensation in the form of stock options and RSUs. We also offer an ESPP.
We grant stock options to employees and directors under our equity-based compensation plans with exercise prices that are not less than the fair market value of our common stock on the date of grant. The terms of the stock option and RSU awards, including the vesting schedule of such awards, are generally determined at the discretion of the compensation committee of our board of directors, subject to the terms of the applicable equity-based compensation plan. Options granted over the last several years have generally become exercisable in four or five equal annual installments beginning on the first anniversary of the date of grant or when certain performance targets are determined to have been met and have a maximum term of ten years. RSUs typically vest in four or five equal annual installments beginning on the first anniversary of the date of grant or when certain performance targets are determined to have been met. We record compensation cost for all stock options and RSUs based on the grant date fair value.
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
As a result of merging the plans, common stock authorized for awards increased from 13.5 million shares to 16.0 million shares under our amended and restated 2003 Plan plus available shares from a pre-existing equity-based compensation plan, which plans were approved by our stockholders. As of September 30, 2014, we had approximately 4.9 million shares available for grants of equity awards to our employees under our amended and restated 2003 Plan plus available shares from the pre-existing equity-based compensation plan.
Under the share counting rules of our 2003 Plan, awards may be outstanding relating to a greater number of shares than the aggregate remaining shares available under our 2003 Plan so long as awards will not result in delivery and vesting of shares in excess of the number then available under the plan.  Shares available for future issuance do not include shares expected to be withheld in connection with outstanding awards to satisfy tax withholding obligations, which would be available for future awards under our 2003 Plan under the applicable share counting rules.
Our ESPP allows for a total of up to 1.0 million shares of Class A common stock to be purchased by eligible employees under offerings made each January 1 and July 1. Employees participate through payroll deductions up to a maximum of 15% of eligible compensation. The term of each offering period is six months and shares are purchased on the last day of the offering period at a 15% discount to the stock's market value. As of September 30, 2014, we had approximately 0.2 million shares available for issuance under the ESPP.
In May 2014, our largest shareholder became a beneficial owner of more than 40% of our common stock by acquiring additional shares in the open market. As a result, under the terms of the 2003 Plan, the vesting of certain stock options and RSUs granted under the 2003 Plan prior to June 7, 2011 accelerated. The accelerated vesting resulted in $1.9 million of incremental stock-based compensation expense for the three months ended June 30, 2014. No additional expense was recorded during the three months ended September 30, 2014 as a result of the acceleration.

Stock Options
A summary of the changes in stock options outstanding during the nine months ended September 30, 2014 is presented below:

	Number of Options	Weighted Average Remaining Contract Term (Years)	Weighted Average Exercise Price	Aggregate Intrinsic Value
Options outstanding as of December 31, 2013	2.6	4.2	$10.46	$17.8
Granted	0.4		16.03	—
Exercised	—		—	0.2
Canceled	(1.1)		9.04	—
Options outstanding as of March 31, 2014	1.9	7.7	$12.62	$5.0
Granted	0.2		8.94	—
Exercised	—		—	0.1
Canceled	(0.1)		13.88	—
Options outstanding as of June 30, 2014	2.0	7.4	$12.34	$2.3
Granted	—		—	—
Exercised	(0.1)		9.11	0.1
Canceled	(0.2)		17.36	—
Options outstanding as of September 30, 2014	1.7	7.1	$11.71	$1.8
Options exercisable as of September 30, 2014	0.9	6.1	$11.01	$1.1

The weighted average grant date fair value of options awarded during the three months ended June 30, 2014 and March 31, 2014 was $4.81 and $8.86, respectively. No options were granted during the three months ended September 30, 2014, September 30, 2013, June 30, 2013 and March 31, 2013. For the three and nine months ended September 30, 2014, we recognized stock-based compensation expense of $0.3 million and $1.8 million, respectively, related to the service period of stock options and a related tax benefit of $0.1 million and $0.7 million, respectively, prior to consideration of any valuation allowance recorded against the tax benefit. For the three and nine months ended September 30, 2013, we recognized stock-based compensation expense of approximately $0.9 million and $2.7 million, respectively, related to the service period of stock options and the related tax benefit of approximately $0.4 million and $1.1 million, respectively, prior to consideration of any valuation allowance recorded against the tax benefit.

As of September 30, 2014, we had unrecognized compensation expense of $4.2 million relating to stock option awards that is scheduled to be amortized over a weighted average period of approximately two years.

Restricted Stock Units

A summary of the changes in RSUs outstanding during the nine months ended September 30, 2014 is presented below:

	Number of RSUs	Weighted Average Grant Date Fair Value Per RSU
Unvested units as of December 31, 2013	5.2	$11.93
Granted	1.4	16.02
Vested	(1.7)	10.09
Canceled	(0.1)	13.84
Unvested units as of March 31, 2014	4.8	$13.76
Granted	0.3	10.33
Vested	(0.4)	11.53
Canceled	(0.3)	13.44
Unvested units as of June 30, 2014	4.4	$13.50
Granted	—	8.95
Vested	(0.2)	14.56
Canceled	(0.2)	15.80
Unvested units as of September 30, 2014	4.0	$13.43

For the three and nine months ended September 30, 2014, we recognized stock-based compensation expense of $4.3 million and $15.9 million, respectively, related to the service period of RSUs and a related tax benefit of $1.6 million and $5.9 million, respectively, prior to consideration of any valuation allowance recorded against the tax benefit. For the three and nine months ended September 30, 2013, we recognized stock-based compensation expense of $4.6 million and $13.9 million, respectively, related to the service period of RSUs and the related tax benefit of $1.8 million and $5.3 million, respectively, prior to consideration of any valuation allowance recorded against the tax benefit.

As of September 30, 2014, we had unrecognized compensation expense of $42.2 million relating to RSUs that is scheduled to be amortized over a weighted average period of approximately two years.

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

The following table sets forth the combined amount of net periodic benefit cost recognized for the three and nine months ended September 30, 2014 and 2013:

	Three Months Ended September 30,		Nine Months Ended September 30,
	2014	2013	2014	2013
Components of net periodic pension benefit cost:
Service cost	$0.7	$0.7	$1.9	$1.9
Interest cost	1.3	1.1	3.9	3.5
Expected return on plan assets	(1.6)	(1.4)	(4.9)	(4.2)
Amortization of actuarial gains	0.2	0.3	0.5	0.8
Curtailment	—	—	0.2	—
Amortization of prior service costs	(0.1)	(0.1)	(0.2)	(0.2)
Net periodic cost	$0.5	$0.6	$1.4	$1.8

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

(17) Income Taxes

The effective income tax rates on the net (loss) income from continuing operations of (8.4)% and 109.5% for the three months ended September 30, 2014 and 2013, respectively, and (10.7)% and (80.5)% for the nine months ended September 30, 2014 and 2013, respectively, were determined using an estimated annual effective tax rate after considering any discrete items for such periods. Due to a valuation allowance against our U.S. deferred tax assets, the effective tax rates for the three months ended September 30, 2014 and 2013 did not include the benefit of the current-year U.S. tax loss. As a result, income tax expense for the three months ended September 30, 2014 and 2013 primarily related to income tax expense in foreign jurisdictions.

Our effective income tax rate on foreign earnings was impacted by the mix of income and the statutory tax rates in our foreign jurisdictions, which ranged from a low of 0% to a high of 35%. The foreign jurisdictions that had the most impact on our foreign income tax benefit (expense) in the period include Austria, Canada, Ireland and the U.K.

(18) Litigation
The Company is involved in various legal proceedings, including those discussed below. We record an accrual for legal contingencies when it is both probable that a liability will be incurred and the amount or range of the loss can be reasonably estimated (although, as discussed below, there may be an exposure to loss in excess of the accrued liability). We evaluate our accruals for legal contingencies at least quarterly and, as appropriate, establish new accruals or adjust existing accruals to reflect (1) the facts and circumstances known to us at the time, including information regarding negotiations, settlements, rulings and other relevant events and developments, (2) the advice and analyses of counsel and (3) the assumptions and judgment of management. Legal costs associated with our legal proceedings are expensed as incurred. We had accrued liabilities of $23.4 million and $25.9 million for all of our legal matters that were contingencies as of September 30, 2014 and December 31, 2013, respectively.
Substantially all of our legal contingencies are subject to significant uncertainties and, therefore, determining the likelihood of a loss and/or the measurement of any loss involves a series of complex judgments about future events. Consequently, the ultimate outcomes of our legal contingencies could result in losses in excess of amounts we have accrued. We may be unable to estimate a range of possible losses for some matters pending against the Company or its subsidiaries, even when the amount of damages claimed against the Company or its subsidiaries is stated because, among other things: (1) the claimed amount may be exaggerated or unsupported; (2) the claim may be based on a novel legal theory or involve a large number of parties; (3) there may be uncertainty as to the likelihood of a class being certified or the ultimate size of the class; (4) there may be uncertainty as to the outcome of pending appeals or motions; (5) the matter may not have progressed sufficiently through discovery or there may be significant factual or legal issues to be resolved or developed; and/or (6) there may be uncertainty as to the enforceability of legal judgments and outcomes in certain jurisdictions. Other matters have progressed sufficiently that we are able to estimate a range of possible loss. For those legal contingencies disclosed below as to which a loss is reasonably possible, whether in excess of a related accrued liability or where there is no accrued liability, and for which we are able to estimate a range of possible loss, the current estimated range is up to approximately $41 million in excess of the accrued liabilities (if any) related to those legal contingencies. This aggregate range represents management’s estimate of additional possible loss in excess of the accrued liabilities (if any) with respect to these matters based on currently available information, including any damages claimed by the plaintiffs, and is subject to significant judgment and a variety of assumptions and inherent uncertainties. For example, at the time of making an estimate, management may have only preliminary, incomplete, or inaccurate information about the facts underlying a claim; its assumptions about the future rulings of the court or other tribunal on significant issues, or the behavior and incentives of adverse parties, regulators, indemnitors or co-defendants, may prove to be wrong; and the outcomes it is attempting to predict are often not amenable to the use of statistical or other quantitative analytical tools. In addition, from time to time an outcome may occur that management had not accounted for in its estimate because it had considered that outcome to be remote. Furthermore, as noted above, the aggregate range does not include any matters for which the Company is not able to estimate a range of possible loss. Accordingly, the estimated aggregate range of possible loss does not represent our maximum loss exposure. Any such losses could have a material adverse impact on our results of operations, financial position and cash flows. The legal proceedings underlying the estimated range will change from time to time, and actual results may vary significantly from the current estimate.
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
In June 1999, Ecosalud filed a collection proceeding against SGI to enforce the liquidation resolution and recover the claimed damages. In May 2013, the Tribunal denied SGI's merit defenses to the collection proceeding and issued an order of payment of approximately 90 billion Colombian pesos (approximately $44 million based on the current exchange rate) plus default interest (potentially accrued since 1994). SGI has filed an appeal to the Council of State, which appeal has stayed the payment order.

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
In September 2013, Global Draw brought an action against IGT-UK Group Limited and IGT in the High Court of Justice (Commercial Court) in London, England seeking relief under the indemnification and warranty provisions contained in the agreement pursuant to which Barcrest was acquired from IGT-UK Group, including in connection with the April 2012 incident and a number of ancillary matters. In November 2013, IGT-UK Group Limited filed a defense in which it denied Global Draw’s claims and counterclaimed based on Global Draw’s alleged breach of contract in connection with another ancillary matter. In September 2014, Global Draw’s motion for summary judgment was granted in respect of one of the ancillary matters but denied in respect of the April 2012 incident.  Accordingly, the parties are scheduled to proceed to trial relating to the April 2012 incident and the other remaining issues in May 2015.
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
The Lake County, Illinois actions were transferred to Cook County. All of the Illinois actions were consolidated in Cook County with Gardner v. WMS Industries Inc., et al. (No. 2013 CH 3540).
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
In January 2014, the plaintiffs in the Illinois action filed an amended complaint seeking damages for the alleged breach of fiduciary duties by the individual defendants and the alleged aiding and abetting of those breaches by WMS and Scientific Games Corporation. In February 2014, WMS and Scientific Games Corporation filed motions to dismiss the amended complaint. In September 2014, the plaintiffs' claims in the Illinois action were dismissed with prejudice. The plaintiffs in the Illinois action have filed a claim for attorney fees of $0.9 million, which we have opposed.
The Company believes the claims in the consolidated Delaware action are without merit.
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
Bally Acquisition Litigation
The following complaints challenging the pending Bally merger were filed in August 2014 in the state District Court of Clark County, Nevada: Shaev v. Bally Technologies, Inc., Richard Haddrill, et al. (C.A. No. A-14-705012-B); Lawandoski v. Bally Technologies, Inc., Robert Guido, et al. (C.A. No. A-14-705153-C); Rosenfeld v. Bally Technologies, Inc., Robert Guido, et al. (C.A. No. A-14-705162-B); Crescente v. Bally Technologies, Inc., Robert Guido, et al. (C.A. No. A-14-705144-C); Stein v. Bally Technologies, Inc., Robert L. Guido, et al. (C.A. No. A-14-705338-B); and Hahm v. Bally Technologies, Inc., Robert Guido, et al. (C.A. No. A-14-706234-C).  The actions are putative class actions filed on behalf of the public stockholders of Bally and name as defendants Bally, its directors, Scientific Games Corporation and certain of its affiliates. The complaints generally allege that the Bally directors breached their fiduciary duties in connection with their consideration and approval of the merger and that we aided and abetted those alleged breaches. The plaintiffs seek equitable relief, including to enjoin the merger, to rescind the merger if not enjoined, damages, attorneys’ fees and other costs.
All of the actions have been consolidated under the caption In re Bally Technologies, Inc. Shareholders Litigation (C.A. No. A-14-705012-B) (the “Nevada Action”). In October 2014, plaintiffs filed a motion for limited expedited discovery in connection with an anticipated motion to enjoin the proposed transaction. Following that, in October 2014, Bally and its directors filed a motion to dismiss the consolidated complaint and Scientific Games and its affiliates filed a motion to dismiss the count of the consolidated complaint alleging wrongdoing by Scientific Games Corporation and its affiliates. Following that, the plaintiffs withdrew their motion for expedited discovery and the parties entered into preliminary settlement discussions.
On October 17, 2014, following arm's-length negotiations, the parties to the Nevada Action entered into a Memorandum of Understanding ("MOU") under which they agreed in principle to settle all of the claims asserted in the Nevada Action on a class-wide basis, subject to certain conditions, including confirmatory discovery by the plaintiffs in the Nevada Action and preliminary and final approval of the Nevada court, which will consider the fairness, reasonableness and adequacy of the settlement. Bally, Scientific Games and the other named defendants entered into the MOU solely to avoid the costs, risks and uncertainties inherent in litigation and without admitting any liability or wrongdoing, and vigorously denied, and continue to vigorously deny, the claims alleged in the Nevada Action.
There can be no assurance that the parties will ultimately enter into a definitive settlement agreement or that the Nevada court will approve the settlement. In such event, or if the merger is not consummated for any reason, the proposed settlement will be null and void and of no force and effect. Payments made in connection with the settlement, which are subject to court approval, are not expected to be material. The settlement will not affect the consideration to be received by Bally's stockholders in the merger or the timing of the anticipated closing of the merger.
Additional lawsuits relating to the merger agreement or the Bally acquisition may be filed in the future. An adverse judgment for monetary damages could have a material adverse effect on the financial condition, results of operations or cash flows of Bally or us, as the case may be, and therefore could adversely affect the combined business if the merger is completed. A preliminary injunction could delay or jeopardize the completion of the merger, and an adverse judgment granting permanent injunctive relief could indefinitely enjoin completion of the merger.
(19) Supplemental Disclosure of Cash Flow Information
Additional cash flow information is presented below:

	Nine Months Ended September 30,
	2014	2013
Interest paid	$109.0	$72.1
Income taxes paid (received), net of refunds	$(31.6)	$8.9
Nine months ended September 30, 2014
On March 31, 2014, we entered into a new leasing arrangement with ITL for the lease of gaming machines in connection with a long-term services contract with a customer and recorded a non-cash capital lease asset and minimum lease liability of $42.8 million during the three months ended June 30, 2104. We recorded no additional non-cash capital lease assets during the three months ended September 30, 2014.
During the nine months ended September 30, 2014 we recorded approximately $115 million of non-cash other assets and related long-term liabilities related to license agreements with minimum guaranteed obligations entered into during the period.
During the nine months ended September 30, 2014 we made a non-cash capital contribution of $10.8 million to Northstar Illinois.
There were no other significant non-cash investing or financing activities for the nine months ended September 30, 2014.
Nine months ended September 30, 2013
During the nine months ended September 30, 2013 we recorded approximately $27 million of non-cash other assets and related long-term liabilities related to license agreements with minimum guaranteed obligations entered into during the period.
There were no other significant non-cash investing or financing activities for the nine months ended September 30, 2013.

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
Presented below is condensed consolidated financial information for (1) the Parent Company, (2) SGI, (3) the Guarantor Subsidiaries and (4) our 100%-owned foreign subsidiaries and our non-100%-owned U.S. and foreign subsidiaries (collectively, the “Non-Guarantor Subsidiaries”) as of September 30, 2014 and December 31, 2013 and for the three and nine months ended September 30, 2014 and 2013. The condensed consolidating financial information has been presented to show the nature of assets held by, and the results of operations and cash flows of, the Parent Company, SGI, the Guarantor Subsidiaries and the Non-Guarantor Subsidiaries assuming the guarantee structures of the credit agreement, the 2021 Notes, the 2020 Notes and the 2018 Notes were in effect at the beginning of the periods presented.
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

SCIENTIFIC GAMES CORPORATION AND SUBSIDIARIES
SUPPLEMENTAL CONDENSED CONSOLIDATING BALANCE SHEET
As of September 30, 2014

	Parent Company	SGI	Guarantor Subsidiaries	Non-Guarantor Subsidiaries	Eliminating Entries	Consolidated
Assets
Cash and cash equivalents	$36.4	$0.3	$11.3	$84.5	$—	$132.5
Restricted cash	—	—	12.0	0.1	—	12.1
Accounts receivable, net	—	62.3	117.1	117.9	—	297.3
Notes receivable, net	—	—	71.5	56.6	—	128.1
Inventories	—	40.7	60.1	70.1	—	170.9
Other current assets	14.6	14.4	51.6	28.5	—	109.1
Property and equipment, net	0.5	125.7	410.2	203.2	—	739.6
Investment in subsidiaries	1,849.5	952.6	—	—	(2,802.1)	—
Goodwill	—	253.6	480.5	434.6	—	1,168.7
Intangible assets, net	161.1	42.4	284.8	12.0	—	500.3
Intercompany balances	—	1,413.0	343.4	—	(1,756.4)	—
Software, net	12.7	33.2	211.2	49.7	—	306.8
Other assets	3.1	116.4	26.3	327.7	—	473.5
Total assets	$2,077.9	$3,054.6	$2,080.0	$1,384.9	$(4,558.5)	$4,038.9
Liabilities and stockholders’ equity
Debt payments due within one year	$—	$23.0	$—	$7.9	$—	$30.9
Other current liabilities	39.7	77.5	117.0	127.0	—	361.2
Long-term debt, excluding current installments	250.0	2,897.6	—	30.8	—	3,178.4
Other long-term liabilities	179.8	45.9	69.7	67.3	—	362.7
Intercompany balances	1,502.7	—	—	253.7	(1,756.4)	—
Stockholders’ equity	105.7	10.6	1,893.3	898.2	(2,802.1)	105.7
Total liabilities and stockholders’ equity	$2,077.9	$3,054.6	$2,080.0	$1,384.9	$(4,558.5)	$4,038.9

SCIENTIFIC GAMES CORPORATION AND SUBSIDIARIES
SUPPLEMENTAL CONDENSED CONSOLIDATING BALANCE SHEET
As of December 31, 2013

	Parent Company	SGI	Guarantor Subsidiaries	Non-Guarantor Subsidiaries	Eliminating Entries	Consolidated
Assets
Cash and cash equivalents	$56.0	$—	$24.4	$73.3	$—	$153.7
Restricted cash	—	—	10.9	—	—	10.9
Accounts receivable, net	—	66.9	135.4	143.7	—	346.0
Notes receivable, net	—	—	90.9	67.8	—	158.7
Inventories	—	28.2	59.6	50.0	—	137.8
Other current assets	13.9	10.5	95.0	30.9	—	150.3
Property and equipment, net	1.1	137.3	441.8	192.9	—	773.1
Investment in subsidiaries	1,962.5	796.5	—	—	(2,759.0)	—
Goodwill	—	251.7	465.4	466.0	—	1,183.1
Intangible assets, net	1.9	42.0	340.6	26.6	—	411.1
Intercompany balances	—	1,430.1	296.3	—	(1,726.4)	—
Software, net	9.4	31.7	251.4	51.0	—	343.5
Other assets	6.0	147.7	42.2	372.3	—	568.2
Total assets	$2,050.8	$2,942.6	$2,253.9	$1,474.5	$(4,485.4)	$4,236.4
Liabilities and stockholders’ equity
Debt payments due within one year	$—	$23.0	$—	$7.4	$—	$30.4
Other current liabilities	30.4	63.2	176.2	151.4	—	421.2
Long-term debt, excluding current installments	250.0	2,912.2	—	—	—	3,162.2
Other long-term liabilities	20.8	37.8	121.2	67.8	—	247.6
Intercompany balances	1,374.6	—	—	351.8	(1,726.4)	—
Stockholders’ equity	375.0	(93.6)	1,956.5	896.1	(2,759.0)	375.0
Total liabilities and stockholders’ equity	$2,050.8	$2,942.6	$2,253.9	$1,474.5	$(4,485.4)	$4,236.4

SCIENTIFIC GAMES CORPORATION AND SUBSIDIARIES
SUPPLEMENTAL CONDENSED CONSOLIDATING STATEMENT OF OPERATIONS AND COMPREHENSIVE (LOSS) INCOME
Three Months Ended September 30, 2014

	Parent Company	SGI	Guarantor Subsidiaries	Non-Guarantor Subsidiaries	Eliminating Entries	Consolidated
Revenue	$—	$106.9	$159.1	$149.6	$—	$415.6
Cost of instant games, cost of services and cost of product sales (1)	—	29.7	82.2	87.3	—	199.2
Selling, general and administrative	19.5	16.8	40.4	18.9	—	95.6
Research and development	—	1.2	20.9	4.2	—	26.3
Employee termination and restructuring	(0.1)	—	1.4	0.6	—	1.9
Depreciation and amortization	1.2	11.8	67.7	19.7	—	100.4
Operating (loss) income	(20.6)	47.4	(53.5)	18.9	—	(7.8)
Interest expense	(0.2)	(16.2)	(29.1)	(0.2)	—	(45.7)
Other (expense) income, net	(7.0)	(55.4)	41.4	10.1	—	(10.9)
Net (loss) income before equity in income of subsidiaries and income taxes	(27.8)	(24.2)	(41.2)	28.8	—	(64.4)
Equity in (loss) income of subsidiaries	(38.8)	16.3	—	—	22.5	—
Income tax expense	(3.2)	(0.2)	—	(2.0)	—	(5.4)
Net (loss) income from continuing operations	$(69.8)	$(8.1)	$(41.2)	$26.8	$22.5	$(69.8)

Net (loss) income	(69.8)	(8.1)	(41.2)	26.8	22.5	(69.8)

Other comprehensive (loss) income	(55.1)	(5.4)	—	(55.7)	61.1	(55.1)
Comprehensive (loss) income	$(124.9)	$(13.5)	$(41.2)	$(28.9)	$83.6	$(124.9)

(1) Exclusive of depreciation and amortization.

SCIENTIFIC GAMES CORPORATION AND SUBSIDIARIES
SUPPLEMENTAL CONDENSED CONSOLIDATING STATEMENT OF OPERATIONS AND COMPREHENSIVE (LOSS) INCOME
Three Months Ended September 30, 2013

	Parent Company	SGI	Guarantor Subsidiaries	Non-Guarantor Subsidiaries	Eliminating Entries	Consolidated
Revenue	$—	$100.6	$20.3	$113.9	$(0.4)	$234.4
Cost of instant games, cost of services and cost of product sales (1)	—	30.2	38.1	59.8	(1.6)	126.5
Selling, general and administrative	16.9	13.3	2.5	13.1	(0.2)	45.6
Research and development	—	0.9	0.2	0.3	—	1.4
Employee termination and restructuring	—	—	—	—	—	—
Depreciation and amortization	0.2	9.8	5.6	19.6	—	35.2
Operating (loss) income	(17.1)	46.4	(26.1)	21.1	1.4	25.7
Interest expense	(5.3)	(19.7)	—	(0.2)	—	(25.2)
Other income (expense), net	1.3	(44.9)	45.1	3.3	(1.4)	3.4
Net (loss) income before equity in income of subsidiaries and income taxes	(21.1)	(18.2)	19.0	24.2	—	3.9
Equity in income (loss) of subsidiaries	23.6	18.8	—	—	(42.4)	—
Income tax expense	(2.9)	(0.1)	—	(1.3)	—	(4.3)
Net (loss) income from continuing operations	$(0.4)	$0.5	$19.0	$22.9	$(42.4)	$(0.4)

Net loss from discontinued operations	(0.1)	—	—	(0.1)	0.1	(0.1)

Net (loss) income	(0.5)	0.5	19.0	22.8	(42.3)	(0.5)

Other comprehensive (loss) income	39.2	(2.1)	—	41.0	(38.9)	39.2
Comprehensive (loss) income	$38.7	$(1.6)	$19.0	$63.8	$(81.2)	$38.7

(1) Exclusive of depreciation and amortization.

SCIENTIFIC GAMES CORPORATION AND SUBSIDIARIES
SUPPLEMENTAL CONDENSED CONSOLIDATING STATEMENT OF OPERATIONS AND COMPREHENSIVE (LOSS) INCOME
Nine Months Ended September 30, 2014

	Parent Company	SGI	Guarantor Subsidiaries	Non-Guarantor Subsidiaries	Eliminating Entries	Consolidated
Revenue	$—	$317.1	$475.4	$428.1	$—	$1,220.6
Cost of instant games, cost of services and cost of product sales (1)	—	93.5	243.8	237.1	—	574.4
Selling, general and administrative	51.6	50.9	122.5	57.6	—	282.6
Research and development	—	2.3	62.5	12.2	—	77.0
Employee termination and restructuring	1.9	0.2	5.5	4.8	—	12.4
Depreciation and amortization	6.7	32.1	187.5	64.2	—	290.5
Operating (loss) income	(60.2)	138.1	(146.4)	52.2	—	(16.3)
Interest expense	(2.5)	(62.7)	(77.0)	(0.7)	—	(142.9)
Other (expense) income, net	(39.6)	(150.7)	132.8	47.5	—	(10.0)
Net (loss) income before equity in income of subsidiaries and income taxes	(102.3)	(75.3)	(90.6)	99.0	—	(169.2)
Equity in (loss) income of subsidiaries	(71.7)	51.4	—	—	20.3	—
Income tax expense	(13.2)	(0.3)	—	(4.5)	—	(18.0)
Net (loss) income from continuing operations	$(187.2)	$(24.2)	$(90.6)	$94.5	$20.3	$(187.2)

Net (loss) income	(187.2)	(24.2)	(90.6)	94.5	20.3	(187.2)

Other comprehensive (loss) income	(51.4)	(2.4)	(0.3)	(45.6)	48.3	(51.4)
Comprehensive (loss) income	$(238.6)	$(26.6)	$(90.9)	$48.9	$68.6	$(238.6)

(1) Exclusive of depreciation and amortization.

SCIENTIFIC GAMES CORPORATION AND SUBSIDIARIES
SUPPLEMENTAL CONDENSED CONSOLIDATING STATEMENT OF OPERATIONS AND COMPREHENSIVE (LOSS) INCOME
Nine Months Ended September 30, 2013

	Parent Company	SGI	Guarantor Subsidiaries	Non-Guarantor Subsidiaries	Eliminating Entries	Consolidated
Revenue	$—	$308.4	$42.2	$340.5	$(2.1)	$689.0
Cost of instant games, cost of services and cost of product sales (1)	—	97.1	107.2	185.8	(5.5)	384.6
Selling, general and administrative	52.2	38.1	7.6	42.0	(0.8)	139.1
Research and development	—	3.1	0.5	1.1	—	4.7
Employee termination and restructuring	—	—	—	0.3	—	0.3
Depreciation and amortization	0.5	28.4	16.7	65.5	—	111.1
Operating (loss) income	(52.7)	141.7	(89.8)	45.8	4.2	49.2
Interest expense	(15.9)	(58.8)	—	(0.6)	—	(75.3)
Other income (expense), net	4.5	(131.7)	134.6	9.0	(4.2)	12.2
Net (loss) income before equity in income of subsidiaries and income taxes	(64.1)	(48.8)	44.8	54.2	—	(13.9)
Equity in income (loss) of subsidiaries	45.5	44.6	—	—	(90.1)	—
Income tax expense	(6.5)	(0.3)	—	(4.4)	—	(11.2)
Net (loss) income from continuing operations	$(25.1)	$(4.5)	$44.8	$49.8	$(90.1)	$(25.1)

Net loss from discontinued operations	(1.6)	—	—	(1.6)	1.6	(1.6)

Net (loss) income	(26.7)	(4.5)	44.8	48.2	(88.5)	(26.7)

Other comprehensive (loss) income	1.9	(1.9)	—	3.6	(1.7)	1.9
Comprehensive (loss) income	$(24.8)	$(6.4)	$44.8	$51.8	$(90.2)	$(24.8)

(1) Exclusive of depreciation and amortization.

SCIENTIFIC GAMES CORPORATION AND SUBSIDIARIES
SUPPLEMENTAL CONDENSED CONSOLIDATING STATEMENT OF CASH FLOWS
Nine Months Ended September 30, 2014

	Parent Company	SGI	Guarantor Subsidiaries	Non-Guarantor Subsidiaries	Eliminating Entries	Consolidated
Net cash (used in) provided by operating activities	$(79.2)	$19.8	$160.0	$132.8	$—	$233.4
Cash flows from investing activities:						—
Additions to property and equipment	(2.3)	(2.1)	(22.1)	(5.9)	—	(32.4)
Lottery and gaming services expenditures	(0.1)	(9.7)	(41.3)	(22.0)	—	(73.1)
Intangible assets and software expenditures	(6.0)	(12.1)	(49.9)	(2.8)	—	(70.8)
Additions to equity method investments	—	—	—	(43.3)	—	(43.3)
Distributions of capital on equity investments	—	(1.3)	—	46.7	—	45.4
Proceeds on sale of equity interest	—	—	—	44.9	—	44.9
Other	(9.6)	29.2	(0.6)	16.1	(35.7)	(0.6)
Intercompany balances	—	18.8	(44.9)	—	26.1	—
Net cash provided by (used in) investing activities	(18.0)	22.8	(158.8)	33.7	(9.6)	(129.9)
Cash flows from financing activities:
Net payments on long-term debt	—	(19.5)	—	(9.9)	—	(29.4)
Payments of financing fees	—	(22.8)	—	—	—	(22.8)
Payments on license obligations	—	—	(7.0)	—	—	(7.0)
Common stock repurchases	(29.5)	—	—	—	—	(29.5)
Contingent earnout payments	—	—	(7.0)	(3.2)	—	(10.2)
Net redemptions of common stock under stock-based compensation plans	(19.1)	—	—	(35.7)	35.7	(19.1)
Other, principally intercompany balances	126.2	—	—	(100.1)	(26.1)	—
Net cash provided by (used in) financing activities	77.6	(42.3)	(14.0)	(148.9)	9.6	(118.0)
Effect of exchange rate changes on cash	—	—	(0.3)	(6.4)	—	(6.7)
Increase (decrease) in cash and cash equivalents	(19.6)	0.3	(13.1)	11.2	—	(21.2)
Cash and cash equivalents, beginning of period	56.0	—	24.4	73.3	—	153.7
Cash and cash equivalents, end of period	$36.4	$0.3	$11.3	$84.5	$—	$132.5

SCIENTIFIC GAMES CORPORATION AND SUBSIDIARIES
SUPPLEMENTAL CONDENSED CONSOLIDATING STATEMENT OF CASH FLOWS
Nine Months Ended September 30, 2013

	Parent Company	SGI	Guarantor Subsidiaries	Non- Guarantor Subsidiaries	Eliminating Entries	Consolidated
Net cash (used in) provided by operating activities	$(44.7)	$(16.1)	$43.3	$113.1	$—	$95.6
Cash flows from investing activities:
Additions to property and equipment	(3.3)	(1.8)	(12.2)	(5.6)	—	(22.9)
Lottery and gaming services expenditures	(0.2)	(6.4)	(0.4)	(44.3)	—	(51.3)
Intangible assets and software expenditures	(2.1)	(12.2)	(11.7)	(12.1)	—	(38.1)
Business acquisitions, net of cash acquired	—	—	—	(0.4)	—	(0.4)
Other assets and investments	9.9	14.0	—	36.3	(64.3)	(4.1)
Other, principally intercompany balances	32.3	—	(23.4)	—	(8.9)	—
Net cash (used in) provided by investing activities	36.6	(6.4)	(47.7)	(26.1)	(73.2)	(116.8)
Cash flows from financing activities:
Net payments on long-term debt	—	(4.7)	—	(4.8)	—	(9.5)
Net redemptions of common stock under stock-based compensation plans	(2.1)	—	—	(64.3)	64.3	(2.1)
Payment of financing fees	—	(2.0)	—	—	—	(2.0)
Other, principally intercompany balances	—	29.0	—	(37.9)	8.9	—
Net cash provided by (used in) financing activities	(2.1)	22.3	—	(107.0)	73.2	(13.6)
Effect of exchange rate changes on cash	—	0.2	—	(0.9)	—	(0.7)
Decrease in cash and cash equivalents	(10.2)	—	(4.4)	(20.9)	—	(35.5)
Cash and cash equivalents, beginning of period	27.2	0.2	2.4	79.2	—	109.0
Cash and cash equivalents, end of period	$17.0	$0.2	$(2.0)	$58.3	$—	$73.5

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
Pending Acquisition of Bally
On August 1, 2014, we entered into a merger agreement pursuant to which we agreed to acquire Bally, a leading supplier of gaming machines, table game products, systems, and interactive gaming solutions, for $83.30 in cash per common share. The aggregate transaction value is approximately $5.1 billion, including the refinancing of approximately $1.8 billion of existing Bally net debt. We received early termination of the waiting period under the HSR Act in August 2014, which satisfied one of the conditions to closing the merger. The closing of the merger remains subject to approval of the merger by Bally stockholders, receipt of certain gaming regulatory approvals and other customary closing conditions.
The merger agreement contains certain termination rights for both Scientific Games and Bally and further provides that, in connection with termination of the merger agreement under specified circumstances, (1) we may be required to pay to Bally a termination fee of $105.0 million if all the conditions to closing have been met and the merger is not consummated because of a breach by our lenders of their obligations to finance the transaction, (2) we may be required to pay to Bally a termination fee of $105.0 million if the parties are unable to obtain the gaming regulatory approvals that are conditions to closing and (3) Bally may be required to pay us a termination fee of $80.0 million under specified circumstances, including, but not limited to, a change in the Bally board’s recommendation of the merger or in connection with Bally’s termination of the merger agreement to enter into a written definitive agreement for a “superior proposal” (as defined in the merger agreement).
In connection with the merger agreement, we entered into a commitment letter pursuant to which the lenders party thereto have agreed to provide the Debt Financing. The funding of the Debt Financing is contingent on the satisfaction of certain conditions set forth in the commitment letter. The merger is not conditioned on our obtaining the proceeds of any financing, including the Debt Financing. In connection with the contemplated financing, on October 1, 2014, we entered into an amendment to our existing credit agreement to, among other things, permit the Bally acquisition and the transactions related thereto, and, effective as of the completion of the Bally acquisition (and the satisfaction of the other conditions contemplated by the amendment), increase the Company’s existing revolving credit facility by $267.6 million. Under the terms of the amendment, the existing term loans under the credit agreement (1) prior to the consummation of the Bally acquisition, will continue to bear interest at 3.25% per annum for eurodollar (LIBOR) loans and 2.25% per annum for base rate loans, subject to a eurodollar (LIBOR) rate floor of 1.00% or a base rate floor of 2.00%, as applicable, and (2) from and after the consummation of the Bally acquisition, will bear interest at 5.00% per annum for eurodollar (LIBOR) loans and 4.00% per annum for base rate loans, subject to a eurodollar (LIBOR) rate floor of 1.00% or a base rate floor of 2.00%.
In addition, on October 1, 2014, SGMS Escrow Corp. entered into an escrow credit agreement providing for $2.0 billion of new term loans, the net proceeds of which are expected to provide a portion of the funds to be used to finance the Bally acquisition. Upon the consummation of the Bally acquisition, the term loans under the Escrow Credit Agreement will be assumed by SGI and become incremental term loans under our existing credit agreement. The term loans under the Escrow Credit Agreement (and, when assumed by SGI, the existing credit agreement) bear interest at 5.00% per annum for eurodollar (LIBOR) loans and 4.00% per annum for base rate loans, subject to a eurodollar (LIBOR) rate floor of 1.00% or a base rate floor of 2.00%, as applicable. The term loans under the Escrow Credit Agreement were funded into escrow, less original issue discount, by the lenders on October 17, 2014 and began accruing interest, initially at the LIBOR loan rate plus the applicable margin referred to above, beginning on October 18, 2014.
For additional information regarding the acquisition financing, please see the section entitled "Contemplated Financing for Bally Acquisition" in Note 12 (Long-term and Other Debt) in this Quarterly Report on Form 10-Q , as well as the full text of our existing credit agreement, the commitment letter, the amendment to our credit agreement and the Escrow Credit Agreement, copies of which are filed as Exhibit 10.1 to our Current Report on Form 8-K filed with the SEC on October 18, 2013, Exhibit 10.1 to our Current Report on Form 8-K filed with the SEC on August 4, 2014, and Exhibit 10.1 and Exhibit 10.2 to our Current Report on Form 8-K filed with SEC on October 7, 2014, respectively. The foregoing summaries of the terms of the existing credit agreement, the commitment letter, the amendment to the existing credit agreement and the Escrow Credit Agreement are qualified in their entirety by reference to the respective exhibit.
For additional information regarding the pending transaction, please see the full text of the merger agreement, a copy of which is filed as exhibit 2.1 to our Current Report on Form 8-K filed with the SEC on August 4, 2014.
The Bally acquisition is expected to be completed in the fourth quarter of 2014. However, no assurance can be given that the transaction will be completed.
In connection with the pending Bally acquisition, we incurred $5.6 million in acquisition-related fees and expenses during the three months ended September 30, 2014 and expect to continue to incur additional acquisition-related fees and expenses in the fourth quarter of 2014. Upon closing of the acquisition of Bally, we expect to incur approximately $170 million of financing fees in connection with the term loans and revolving credit facility under the Escrow Credit Agreement and with respect to the remaining financing commitments under the commitment letter for the acquisition of Bally. We also anticipate incurring fees related to our additional financing activities during the balance of the quarter ending December 31, 2014.
Impact of WMS Acquisition and Other Items
On October 18, 2013, the Company acquired WMS for $1,485.9 million. WMS is one of the largest global gaming suppliers with a diversified suite of products and strong content creation capabilities. For additional information regarding the WMS acquisition, please see Note 3 (Acquisitions and Dispositions) in this Quarterly Report on Form 10-Q.
Our consolidated results of operations for the three and nine months ended September 30, 2014 were significantly impacted by the inclusion of the results of operations of WMS in our consolidated and Gaming segment results of operations. Results for the three and nine months ended September 30, 2013 do not include results of operations for WMS. We remain focused on successfully integrating WMS and Scientific Games and achieving anticipated cost synergies by implementing our integration plans, although we expect that incremental costs and capital expenditures will be required relating to our integration activities.
Segments
We report our operations in three business segments: Instant Products, Lottery Systems and Gaming. The Instant Products and Lottery Systems business segments are managed by a single executive and the Gaming business segment is managed by a different executive, both of whom report to our chief executive officer (who is the "chief operating decision maker" under applicable accounting rules). Our interactive operating segment is aggregated with our gaming operating segment and is presented within the Gaming business segment. See "Business Segment Results" below and Note 2 (Reportable Business Segment Information) in this Quarterly Report on Form 10-Q for additional business segment information. In addition, effective in the fourth quarter of 2013, we revised our business and operating segments to reflect the reorganization of our business following the WMS acquisition and the financial information regularly reviewed by our chief executive officer. Based on that review, we moved our video systems operating segment from the Lottery Systems business segment to the Gaming business segment. This change, which was effective as of December 31, 2013, had no impact on the Company's consolidated financial statements for any periods. Business segment information for the three and nine months ended September 30, 2013 has been adjusted to reflect this change.
Discontinued Operations
On March 25, 2013, we completed the sale of our installed base of gaming machines in our pub business, as discussed in Note 3 (Acquisitions and Dispositions) in this Quarterly Report on Form 10-Q. The results of our discontinued pub operations for the three and nine months ended September 30, 2013 are presented in the Consolidated Statements of Operations and Comprehensive (Loss) Income in accordance with ASC 205-20, Presentation of Financial Statements - Discontinued Operations. For the three and nine months ended September 30, 2013, we recorded a loss from discontinued operations of $0.1 million and $1.6 million, respectively. There were no results of operations for the discontinued pub business for the three or nine months ended September 30, 2014.
Foreign Exchange
Our results are impacted by changes in foreign currency exchange rates from the translation of foreign functional currencies into U.S. dollars and the re-measurement of foreign currency transactions. The impact of foreign currency exchange rate fluctuations represents the difference between current rates and prior-period rates applied to current activity. We derived approximately 49% and 53% of our revenue from sales to customers outside of the U.S. in 2013 and 2012, respectively. We have exposure to foreign currency volatility, particularly the British Pound Sterling and the Euro, which represented $59.6 million, or 14.3%, and $35.3 million, or 8.5%, respectively, of our revenue for the three months ended September 30, 2014 and $175.6 million, or 14.4%, and $77.6 million, or 6.4%, respectively, of our revenue for the nine months ended September 30, 2014. We also have foreign currency exposure related to certain of our equity investments. Our earnings from our Euro-denominated equity investment in LNS were $4.0 million and $14.6 million for the three and nine months ended September 30, 2014, respectively. See "Quantitative and Qualitative Disclosures About Market Risk" in Item 7A of our 2013 Annual Report on Form 10-K for further information regarding our foreign exchange exposures.

Three Months Ended September 30, 2014 Compared to Three Months Ended September 30, 2013
CONSOLIDATED RESULTS

			Variance for the
(in millions)	Three Months Ended September 30,		Three Months Ended September 30,
	2014	2013	2014 vs. 2013
Revenue:
Instant games	$130.8	$129.7	$1.1	0.8%
Services	182.8	80.7	102.1	126.5%
Product sales	102.0	24.0	78.0	325.0%
Total revenue	415.6	234.4	181.2	77.3%
Operating expenses:
Cost of instant games (1)	69.7	70.6	(0.9)	(1.3)%
Cost of services (1)	69.6	42.6	27.0	63.4%
Cost of product sales (1)	59.9	13.3	46.6	350.4%
Selling, general and administrative	95.6	45.6	50.0	109.6%
Research and development	26.3	1.4	24.9	n/m
Employee termination and restructuring	1.9	—	1.9	n/m
Depreciation and amortization	100.4	35.2	65.2	185.2%
Operating (loss) income	(7.8)	25.7	(33.5)	n/m
Other income (expense):
Interest expense	(45.7)	(25.2)	(20.5)	81.3%
Earnings (loss) from equity investments	(14.0)	3.4	(17.4)	n/m
Other income, net	3.1	—	3.1	n/m
Net (loss) income from continuing operations before income taxes	(64.4)	3.9	(68.3)	n/m
Income tax expense	(5.4)	(4.3)	(1.1)	25.6%
Net loss from continuing operations	$(69.8)	$(0.4)	$(69.4)	n/m

"n/m" - not meaningful
(1) Exclusive of depreciation and amortization.

Three Months Ended September 30, 2014 Compared to Three Months Ended September 30, 2013

Revenue
Consolidated revenue increased in each of our categories of revenue: instant games, services and product sales. The inclusion of revenue from WMS increased consolidated revenue by $162.5 million. Consolidated revenue also reflected favorable foreign currency translation of $3.5 million.
Instant games revenue increased $1.1 million reflecting higher revenue from our participation contracts in U.S. and certain international jurisdictions and higher revenue from our U.S. price-per-unit contracts. These increases were partially offset by lower revenue from our licensing and player loyalty programs and our international price-per-unit contracts. Services revenue, which includes our participation-based and other services revenue from our U.S.-based lottery systems and Gaming segment, increased $102.1 million, primarily reflecting the inclusion of WMS services revenue of $98.5 million. The $78.0 million increase in product sales revenue included $64.1 million of WMS product sales revenue, with the remaining increase attributable to higher hardware and software sales to our international and U.S. lottery customers.
Cost of Revenue
Consolidated cost of revenue increased primarily as a result of higher revenue. Cost of instant games revenue decreased 1% compared to the increase in instant games revenue of 1% due to a more profitable mix of revenue. Cost of services increased 63% compared to an increase in services revenue of 127%, reflecting a more profitable revenue mix primarily attributable to WMS services revenue. Cost of product sales increased 350% compared to an increase in sales revenue of 325%, primarily reflecting the inclusion of WMS product sales.
SG&A
SG&A increased $50.0 million, which reflected $41.8 million of SG&A attributable to WMS and $3.1 million of higher acquisition-related fees and expenses related to the pending Bally acquisition.
R&D
R&D increased $24.9 million primarily related to the inclusion of WMS in our financial results.
Employee Termination and Restructuring

Employee termination and restructuring costs increased $1.9 million, $1.5 million of which was attributable to WMS integration activities. For additional information regarding these charges, see Note 4 (Restructuring Plans) in this Quarterly Report on Form 10-Q.

D&A

D&A increased $65.2 million, of which $58.9 million was attributable to WMS. Excluding the increase attributable to WMS, D&A reflected an increase in amortization of capitalized internally developed software assets in the current-year period, partially offset by accelerated D&A recorded in the prior year for the write-down of used gaming machines and a change in the estimated useful lives of certain gaming machines.

Other Income and Expense

Interest expense increased $20.5 million due to the additional indebtedness incurred to finance the WMS acquisition. This increase was slightly offset by a reduction in interest expense as a result of the refinancing of the 2019 Notes with the 2021 Notes in June 2014. For additional information regarding our indebtedness, see Note 12 (Long-term and Other Debt) in this Quarterly Report on Form 10-Q.

Earnings from equity investments decreased $17.4 million primarily was due to the $19.7 million non-cash impairment charge we recorded to write down our Northstar Illinois equity investment as we understand that the Governor’s office of the State of Illinois directed the Illinois Department of Lottery to end the PMA with Northstar Illinois. For additional information regarding our equity investments, see Note 11 (Equity Method Investments) in this Quarterly Report on Form 10-Q.

Income Tax Expense

The effective income tax rates on the net (loss) income from continuing operations of (8.4)% and 109.5% for the three months ended September 30, 2014 and 2013, respectively, were determined using an estimated annual effective tax rate after considering any discrete items for such periods. Due to a valuation allowance against our U.S. deferred tax assets, the effective tax rates for the three months ended September 30, 2014 and 2013 did not include the benefit of the current-year U.S. tax loss. As a result, income tax expense for the three months ended September 30, 2014 and 2013 primarily related to income tax expense in foreign jurisdictions.

Our effective income tax rate on foreign earnings was impacted by the mix of income and the statutory tax rates in our foreign jurisdictions, which ranged from a low of 0% to a high of 35%. The foreign jurisdictions that had the most impact on our foreign income tax benefit (expense) in the period include Austria, Canada, Ireland, and the U.K.

BUSINESS SEGMENTS RESULTS
INSTANT PRODUCTS
Our Instant Products segment is primarily comprised of our global instant lottery games business. We generate revenue from the manufacture and sale of instant lottery games, as well as the provision of value-added services such as game design, sales and marketing support, specialty games and promotions, inventory management and warehousing and fulfillment services. In addition, we provide licensed games, promotional entertainment and internet-based marketing services to the lottery industry. These revenues are presented as instant games revenue in our Consolidated Statement of Operations and Comprehensive Statement of (Loss) Income. Revenue generated from the sale of phone cards that we manufacture is presented as product sales revenue in our Consolidated Statement of Operations and Comprehensive Statement of (Loss) Income. Our equity investments in LNS (Italy), Northstar Illinois, Northstar New Jersey, CSG (China) and Hellenic Lotteries (Greece) are included in the Instant Products segment.
Current Year Update
In January 2014, we completed the installation of a new, state-of-the-art instant lottery game printing press at our Alpharetta, Georgia facility, which provides increased capacity for the production of our instant games.
In November 2013, we were awarded a new price-per-unit contract with Loto-Québec, which we expect to take effect in the fourth quarter of 2014 and that will represent a significantly smaller portion of such customer’s instant lottery game business than our prior contract with Loto-Quebec, which expired in January 2014. We understand that a contract has been awarded to one of our competitors for certain categories of instant games that we provided under the recently expired contract. We have continued to provide instant lottery games to Loto-Québec since the expiration of our prior contract.
In April 2014, we entered into a three-year price-per-unit instant games contract to continue serving as the primary supplier to La Française des Jeux (“FDJ”), the operator of the French National Lottery and the second largest instant game lottery in the world, which includes options for FDJ to extend the contract for three additional one-year periods.
In May 2014, Hellenic Lotteries commenced sales of lottery games in Greece under its 12-year concession, which provides exclusive rights to the production, operation and management of instant games and certain traditional lotteries in Greece. We own a 16.5% equity interest in Hellenic Lotteries and are its exclusive supplier of instant games under a participation contract.
In October 2014, the MONOPOLY MILLIONAIRES’ CLUBTM (“MMC”) was launched by lotteries in 23 states through the Multi-State Lottery Association ("MUSL"). MMC was created by the Company and is the first $5 multi-state draw game in the United States.  The Company is also producing a weekly one-hour MONOPOLYTM-themed television game show associated with the MMC draw game, which we expect will air in February 2015.  The initial term of our MMC agreement with MUSL runs through September 6, 2016 and automatically renews for additional one-year periods thereafter unless terminated according to its terms. Our revenue from MMC will be based on a percentage of retail sales.
In December 2013, we initiated a plan to exit our instant lottery game operations in Mexico. In February 2014, we exited the operations and simultaneously entered into a three-year agreement to supply instant lottery games to a distributor in Mexico. In June 2014, we initiated a plan to exit our paper roll conversion operations in the U.S., which are immaterial to our operations.
Under the terms of a PMA, Northstar Illinois is entitled to receive annual incentive compensation payments from the lottery to the extent it is successful in increasing the Illinois lottery's net income (as defined in the PMA) above specified target levels, subject to a cap of 5% of the applicable year's net income, and is responsible for annual payments to the lottery to the extent such targets are not achieved, subject to a similar cap. During the three months ended June 30, 2014, we understand that Northstar Illinois recorded a liability related to an estimated shortfall payment for the lottery's fiscal year ended June 30, 2014. We recorded a charge of $8.0 million, representing our 20% share of that liability, in earnings (loss) from equity investments in our Consolidated Statements of Operations and Comprehensive (Loss) Income during the three months ended June 30, 2014. During the three months ended September 30, 2014, we contributed $13.5 million to Northstar Illinois primarily to fund our pro rata share of shortfall payments that are payable to the lottery under the PMA.
Northstar Illinois and the State have disagreed regarding the State’s calculation of net income for each of the lottery fiscal years during the term of the PMA.  In August 2014, we understand that the Governor’s office of the State of Illinois directed the Illinois Department of Lottery to end the PMA with Northstar Illinois.  Although an agreement has not yet been reached between Northstar Illinois and the lottery, in light of the direction by the Governor’s office to the lottery to end the PMA with Northstar Illinois and the status of discussions among the parties, in the September 2014 quarter, the Company recorded a non-cash impairment charge of $19.7 million to write down its investment in Northstar Illinois.

Retail sales of instant lottery games can be a key performance indicator of our instant games revenue, although there may not always be a direct correlation between retail sales and our instant games revenue due to the type of contract (e.g., participation contracts versus price-per-unit contracts), the impact of changes in our customer contracts, the performance of our games and player loyalty business or other factors.
Based on third-party data, our U.S. customers' total instant lottery games retail sales increased 7.0% and 5.3% for the three and nine months ended September 30, 2014 compared to the prior-year periods, driven by several factors, including strong performance in those states where we provide instant game product management services. Retail sales of instant games in Italy decreased 3.0% and 2.7% for the three and nine months ended September 30, 2014 compared to the prior-year periods. Italy retail sales are generally impacted by the level of marketing spending and timing of the launch of new games.

Results of Operations and Key Performance Indicators for Instant Products

			Variance for the
(in millions)	Three Months Ended September 30,		Three Months Ended September 30,
	2014	2013	2014 vs. 2013
Revenue:
Instant games	$130.8	$129.7	$1.1	0.8%
Product sales	3.2	3.1	0.1	3.2%
Total revenue	134.0	132.8	1.2	0.9%
Operating expenses:
Cost of instant games (1)	69.7	70.6	(0.9)	(1.3)%
Cost of product sales (1)	2.4	2.2	0.2	9.1%
Selling, general and administrative	12.2	11.5	0.7	6.1%
Research and development	0.5	0.1	0.4	n/m
Employee termination and restructuring	0.4	—	0.4	n/m
Depreciation and amortization	8.9	9.2	(0.3)	(3.3)%
Operating income	$39.9	$39.2	$0.7	1.8%

Earnings (loss) from equity investments	$(15.4)	$5.2	$(20.6)	(396.2)%

Key Performance Indicators:
Instant games by revenue type:
Participation contracts	$70.2	$62.0	$8.2	13.2%
Price-per-unit contracts	48.4	46.3	2.1	4.5%
Licensing and player loyalty	12.2	21.4	(9.2)	(43.0)%
Total instant games revenue	$130.8	$129.7	$1.1	0.8%

Instant games revenue by geography:
U.S. (2)	$82.6	$82.8	$(0.2)	(0.2)%
International (2)	48.2	46.9	1.3	2.8%
Total instant games revenue	$130.8	$129.7	$1.1	0.8%

U.S. lottery customers’ retail sales of instant games	$9,298	$8,689	$609	7.0%

Italy retail sales of instant games (in Euros)	€2,185	€2,253	€(68)	(3.0)%

"n/m" - not meaningful

(1)	Exclusive of depreciation and amortization.

(2)	Amounts reflect a reclassification of $2.8 million from International to U.S. in the prior-year.

Three Months Ended September 30, 2014 Compared to Three Months Ended September 30, 2013

Revenue

The increase in instant games revenue of $1.1 million was primarily due to $9.2 million of higher revenue from our participation contracts in the U.S. and certain international jurisdictions, including our contracts with Northstar New Jersey and Hellenic Lotteries, partially offset by a decrease of $1.0 million due to our exit from the Provoloto business. The increase was also due to $4.0 million of higher revenue from our U.S. price-per-unit contracts, partially offset by a decrease of $1.9 million from our international price-per-unit contracts including our contract with LNS. The increase in instant games revenue was also offset by a $9.2 million decrease in revenue from our licensing and player loyalty programs primarily due to a higher number of contracts in the prior-year period. The increase in revenue also included a favorable impact from foreign currency translation of $0.7 million.

Operating Income
Operating income increased $0.7 million primarily due to higher revenue and lower D&A, partially offset by an increase in SG&A reflecting higher compensation and legal expenses, as well as higher R&D and restructuring costs.
Earnings (loss) from equity investments
The decrease in earnings from equity investments of $20.6 million was primarily due to the $19.7 million non-cash impairment charge we recorded to write down our Northstar Illinois equity investment as we understand that the Governor’s office of the State of Illinois directed the Illinois Department of Lottery to end the PMA with Northstar Illinois. For additional information regarding our equity investments, see Note 11 (Equity Method Investments) in this Quarterly Report on Form 10-Q.
LOTTERY SYSTEMS
Our Lottery Systems business segment provides customized computer software, software support, equipment and data communication services, sports wagering systems and keno to lotteries. In the U.S., we typically provide the necessary equipment, software and maintenance services on a participation basis under long-term contracts that typically have an initial term of at least five years. Internationally, we typically sell point-of-sale terminals and/or computer software to lottery authorities and may provide ongoing fee-based systems maintenance and software support services. Our equity investment in GLB is included in the Lottery Systems segment.
Current Year Update
In March 2014, we executed an eight-year contract with the North Dakota Lottery, an existing customer, to implement and operate a lottery system and to provide a range of related services and marketing support. The contract commenced in July 2014 and may be extended by the lottery for an additional two-year period.
In May 2014, we signed an amendment to our contract with Loteria Nacional de Beneficencia of Panama (the National Lottery of Panama) to provide Panama’s first draw-based lottery game, which is expected to launch in the second quarter of 2015.
In September 2014, Puerto Rico joined Powerball. All retailers who sell lottery tickets in Puerto Rico are now eligible to sell Powerball tickets as well.
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
In June 2013, the Colorado Lottery awarded a new lottery systems contract to one of our competitors. We have continued to provide lottery systems services to the Colorado Lottery under our existing contract through October 2014.

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

Results of Operations and Key Performance Indicators for Lottery Systems

			Variance for the
(in millions)	Three Months Ended September 30,		Three Months Ended September 30,
	2014	2013	2014 vs. 2013
Revenue:
Services	$48.2	$48.6	$(0.4)	(0.8)%
Product sales	30.5	13.6	16.9	124.3%
Total revenue	78.7	62.2	16.5	26.5%
Operating expenses:
Cost of services (1)	30.4	27.1	3.3	12.2%
Cost of product sales (1)	24.6	7.3	17.3	237.0%
Selling, general and administrative	5.6	5.3	0.3	5.7%
Research and development	0.9	0.9	—	n/m
Depreciation and amortization	16.0	13.4	2.6	19.4%
Operating income	$1.2	$8.2	$(7.0)	(85.4)%

Earnings from equity investments	$0.1	$0.1	$—	0.0%

Key Performance Indicators:
Services revenue by geography:
U.S. (2)	$27.6	$27.7	$(0.1)	(0.4)%
International	20.6	20.9	(0.3)	(1.4)%
Total services revenue	$48.2	$48.6	$(0.4)	(0.8)%

Product sales by geography:
U.S.	$1.5	$1.0	$0.5	50.0%
International	29.0	12.6	16.4	130.2%
Total product sales revenue	$30.5	$13.6	$16.9	124.3%

U.S. lottery customers' retail sales (3)	$2,065	$2,100	$(35)	(1.7)%

"n/m" - not meaningful

(1)	Exclusive of depreciation and amortization.

(2)	U.S. services revenue excludes revenue from Puerto Rico.

(3)
U.S. lottery customers' retail sales primarily include retail sales of draw games, keno and instant games validated by the relevant system. The retail sales metric for the Lottery Systems segment previously disclosed for earlier periods included draw game retail sales only. We believe the revised metric more clearly correlates to our U.S. Lottery Systems services revenue, since we are generally compensated based on total retail sales generated by the relevant lottery system and not just draw game retail sales. The prior-year period retail sales information presented above has been revised to conform to the revised metric.

Three Months Ended September 30, 2014 Compared to Three Months Ended September 30, 2013

Revenue
Lottery Systems services revenue was essentially flat when compared to the prior-year period with a decline in revenue associated with the Powerball draw game reflecting the award of two large Powerball jackpots in the prior-year period, partially offset by higher revenue from instant ticket validations. The $16.9 million increase in Lottery Systems product sales revenue, which can fluctuate due to its non-recurring nature, primarily reflected higher international sales of hardware and software of $16.4 million and higher U.S. sales of $0.5 million.
Operating Income
Operating income declined $7.0 million primarily due to a less profitable mix of revenue and an increase in D&A related to higher capitalized software assets.

GAMING
Our Gaming business segment is comprised of our gaming operating segment and our interactive operating segment. Our gaming operating segment designs, develops, manufactures, distributes and markets a comprehensive portfolio of gaming products. We lease gaming machines, systems and content and sell new and used gaming machines, VLTs, conversion kits and parts to commercial casinos, Native American casinos, wide-area gaming operators, such as LBO, arcade and bingo operators in the U.K. and continental Europe, and gaming operators affiliated with governments, such as lotteries and gaming regulators. Our interactive operating segment is comprised of our social gaming business in which we sell virtual coins for use on our social gaming sites and our real-money gaming business where we earn a percentage of net gaming revenue generated by play of our games on legalized real-money gaming websites operated by third parties. Our equity investments in RCN and ITL are part of our Gaming business segment. Our equity investment in Sportech was included in our Gaming segment until its sale in January 2014.
We generate Gaming revenue from product sales and services. Our product sales consist of video and mechanical reel gaming machines, VLTs, conversion kits (including game, hardware and operating system conversions), parts and game content to casinos and wide-area and other gaming operators. Our services revenue includes revenue earned from leased gaming machines, other services and our interactive business.
Current Year Update
Our Gaming revenue increased in the third quarter of 2014 compared to the prior-year period, primarily due to the inclusion of WMS’ revenue. However, we believe that challenging market conditions in the gaming industry adversely impacted our Gaming results for the third quarter of 2014 relative to WMS' results for the prior-year period and could continue to negatively impact our results of operations. These challenges included: (1) fewer new casino openings and expansions than in the prior year resulting in lower demand for new gaming machines; (2) increased competition, resulting in pricing pressure and negatively impacting our share of shipments of new gaming machines; (3) a decline in gaming operators' gross gaming revenues in the nine months ended September 30, 2014, which we believe resulted in a decrease in capital spending by gaming operators on new gaming machines; (4) government actions in Argentina, which limited our ability to import our products for sale in Argentina; and (5) industry challenges in Mexico, including fewer gaming operators, resulting in a decline in shipments of gaming machines to customers in Mexico.
In March 2014, the U.K. government announced a proposed change to the machine games duty, or MGD, for certain gaming machines supplied to LBOs. The change, which is anticipated to go into effect in March 2015, raises the MGD rate from 20% to 25% of the net win generated by such gaming machines. We expect that this tax change will negatively impact our LBO customers' businesses and our U.K. gaming business. In April 2014, the U.K. government announced its intention to impose restrictions on betting shops and high stakes play, including requiring retail premises to submit planning applications and seek permission before converting their locations to betting shops, requiring customers wagering stakes of fifty Pounds or more to use account-based play or to load cash "over the counter" prior to play, and allowing players to set limits on the time or money they want to spend before commencing play. These changes, which are expected to be implemented in the second half of 2015, could negatively impact our U.K. gaming business. The UKGC is currently considering proposed changes to various social responsibility conditions (which are mandatory conditions of each gaming license) under the UKGC's Licensing Codes and Conditions of Practice (“LCCPs”). The proposed changes relate to land based and online gaming activities, including additional requirements regarding interactions between gaming providers and customers, additional customer self-exclusion provisions and controls on play and enhanced rules on advertising. If the proposed changes are incorporated as LCCPs, they could adversely impact our U.K. customers’ business.

In May 2014, the U.K. government passed the Gambling (Licensing and Advertising) Act 2014 (the “Act”). The Act, which is scheduled to take effect in November 2014, expands the licensing regime in the U.K. to require any gaming operator that transacts with or advertises to British consumers to obtain an operating license from the UKGC. In addition, the UKGC has separately announced a regulatory change, which will take effect in March 2015, requiring any party that manufactures, adapts, installs or supplies gambling software to such operators to obtain a remote gambling software license from the UKGC. As a result of these changes, the Company and certain of its customers will be required to obtain additional licenses and, while the U.K. government has indicated that current gaming operators will be able to obtain transitional approval to continue to operate while their license applications are pending, there can be no assurance that we or our customers will obtain the necessary licenses. Separately, legislation has been introduced in the U.K. that will impose a new remote gaming duty, or RGD, on gaming operators of 15% of the net win generated by transactions with U.K. customers. The new RGD is expected to take effect in December 2014. We anticipate that this tax change will impact our U.K. customers’ businesses and, therefore, could negatively impact our business.

In April 2014, we entered into a three-year contract extension with the Delaware lottery, which contemplates the placement of a minimum of 400 of our VLTs at charitable gaming organizations in Delaware.
In June 2014, we signed a ten-year contract with the Independent Gaming Corporation Limited of South Australia to supply our SGVideoTM central monitoring and control system, which will monitor approximately 12,500 gaming machines in more than 550 locations throughout South Australia. Operations under the contract are expected to commence in the fourth quarter of 2014.
Our interactive product portfolio expanded with the addition of a second social casino gaming site, Gold Fish® Social Slots, which became available on Facebook in the first quarter of 2014 and on mobile devices in the second quarter of 2014. We expanded our interactive real-money gaming business by entering into several new game content agreements with online operators and went live on several sites, including with bwin.party in Europe and certain online gaming sites in New Jersey.
In January 2014, we completed the sale of our 20% equity interest in Sportech for cash proceeds of £27.8 million, or $44.9 million, resulting in a gain of approximately £9 million, or $14.5 million.
Results of Operations and Key Performance Indicators for Gaming
All results for 2013 presented herein include no results of operations of WMS, which was acquired in October 2013.

			Variance for the
(in millions)	Three Months Ended September 30,		Three Months Ended September 30,
	2014	2013	2014 vs. 2013
Revenue:
Services	$134.6	$32.1	$102.5	n/m
Product sales	68.3	7.3	61.0	n/m
Total revenue	202.9	39.4	163.5	n/m
Operating expenses:
Cost of services (1)	39.2	15.5	23.7	n/m
Cost of product sales (1)	32.9	3.8	29.1	n/m
Selling, general and administrative	42.4	6.3	36.1	n/m
Research and development	24.9	0.4	24.5	n/m
Employee termination and restructuring	1.5	—	1.5	n/m
Depreciation and amortization	69.8	12.4	57.4	n/m
Operating (loss) income	$(7.8)	$1.0	$(8.8)	n/m

Earnings (loss) from equity investments	$1.3	$(1.9)	$3.2	n/m
"n/m" - not meaningful
(1) Exclusive of depreciation and amortization.

(in millions, except for unit and per unit (or user) information)			Variance for the
	Three Months Ended September 30,		Three Months Ended September 30,
	2014	2013	2014 vs 2013
Key Performance Indicators:
Services revenue:
WAP and premium participation products	$57.5	$—	$57.5	n/m
Other leased and participation products	30.6	26.6	4.0	15.0%
Interactive gaming products and services	38.5	—	38.5	n/m
Other services	8.0	5.5	2.5	45.5%
Total services revenue	$134.6	$32.1	$102.5	n/m

WAP and premium participation units (1):
Installed base at period end	9,054	—	9,054	n/m
Average installed base	8,678	—	8,678	n/m
Average daily revenue per unit	$71.95	$—	$71.95	n/m

Other leased and participation units (2):
Installed base at period end	26,711	26,829	(118)	(0.4)%
Average installed base	26,667	26,641	26	0.1%
Average daily revenue per unit	$12.49	$10.87	$1.62	14.9%

Interactive gaming products and services - social casino:
Average Monthly Active Users (MAU) (3)	5.7	—	5.7	n/m
Average Daily Active Users (DAU) (4)	1.6	—	1.6	n/m
Average revenue per daily active user (ARPDAU) (5)	$0.23	$—	$0.23	n/m

Product sales revenue:
New gaming machine sales	$48.2	$1.6	$46.6	n/m
Other product sales	20.1	5.7	14.4	n/m
Total product sales revenue	$68.3	$7.3	$61.0	n/m

Product sales:
U.S. and Canadian new unit shipments	1,933	—	1,933	n/m
International new unit shipments	1,362	276	1,086	n/m
Total new unit shipments	3,295	276	3,019	n/m
Average sales price per new unit	$14,638	$5,818	$8,820	n/m

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

(3)	MAU = Monthly Active Users, a count of unique visitors to our sites during a month

(4)	DAU = Daily Active Users, a count of unique visitors to our sites during a day

(5)	ARPDAU = Average revenue per DAU is calculated by dividing revenue for a period by the DAU for the period by the number of days for the period

Three Months Ended September 30, 2014 Compared to Three Months Ended September 30, 2013

Revenue
The $102.5 million increase in Gaming services revenue includes $98.5 million from WMS. Services revenue from our U.K. gaming customers was essentially flat compared to the prior-year period due to the loss of our Betfred contract in December 2013 and lower services revenue from our international gaming customers, offset by favorable foreign currency translation of $2.6 million. Our installed base of WAP and premium participation units declined to 9,054 units as of September 30, 2014 from 9,437 units reported by WMS at September 30, 2013. The average daily revenue per WAP and premium participation unit increased 8% over the amount reported by WMS in the prior-year period despite challenging gaming industry conditions, reflecting the positive performance of our new games. Our average installed base of other leased and participation units rose to 26,667 units, reflecting the addition of 2,114 other leased units within the WMS footprint, partially offset by a decline in our U.K. gaming installed base that largely resulted from the loss of our Betfred contract. Average daily revenue for our other leased and participation units increased 15% compared to the prior-year period, due to an increase in average daily revenue of the existing units, as well as the addition of the WMS gaming machines. Gaming services revenue also increased due to the inclusion of revenue from our interactive gaming business, which increased relative to the amount WMS reported in the prior-year period primarily due to an increase of 0.7 million average DAU to 1.6 million average DAU for our social casinos for the three-month period ended September 30, 2014.
The $61.0 million increase in product sales revenue included $64.1 million from WMS. New gaming machine shipments by WMS declined approximately 26% relative to the amount reported by WMS in the prior-year period, reflecting the challenging gaming industry conditions discussed above and fewer units shipped for new casino openings. Excluding the impact of WMS revenue, product sales of our VLT machines were down slightly for the three months ended September 30, 2014.
Operating (Loss) Income
The $7.8 million operating loss reflected a $8.5 million operating loss attributable to WMS, which was partially offset by lower D&A of $1.0 million in our U.K. gaming business reflecting accelerated D&A recorded in the prior-year period related to the write-down of used gaming machines and a change in the estimated useful lives of certain gaming machines.

Nine Months Ended September 30, 2014 Compared to Nine Months Ended September 30, 2013
CONSOLIDATED RESULTS

			Variance for the
(in millions)	Nine Months Ended September 30,		Nine Months Ended September 30,
	2014	2013	2014 vs. 2013
Revenue:
Instant games	$392.4	$379.0	$13.4	3.5%
Services	538.9	247.7	291.2	117.6%
Product sales	289.3	62.3	227.0	364.4%
Total revenue	1,220.6	689.0	531.6	77.2%
Operating expenses:
Cost of instant games (1)	212.5	210.3	2.2	1.0%
Cost of services (1)	200.7	135.0	65.7	48.7%
Cost of product sales (1)	161.2	39.3	121.9	310.2%
Selling, general and administrative	282.6	139.1	143.5	103.2%
Research and development	77.0	4.7	72.3	n/m
Employee termination and restructuring	12.4	0.3	12.1	n/m
Depreciation and amortization	290.5	111.1	179.4	161.5%
Operating (loss) income	(16.3)	49.2	(65.5)	(133.1)%
Other (expense) income:
Interest expense	(142.9)	(75.3)	(67.6)	89.8%
Earnings (loss) from equity investments	(7.8)	13.0	(20.8)	(160.0)%
Loss on early extinguishment of debt	(25.9)	—	(25.9)	n/m
Gain on sale of equity interest	14.5	—	14.5	n/m
Other (expense) income, net	9.2	(0.8)	10.0	n/m
Net loss from continuing operations before income taxes	(169.2)	(13.9)	(155.3)	n/m
Income tax expense	(18.0)	(11.2)	(6.8)	60.7%
Net loss from continuing operations	$(187.2)	$(25.1)	$(162.1)	645.8%

"n/m" - not meaningful
(1) Exclusive of depreciation and amortization.

Nine Months Ended September 30, 2014 Compared to Nine Months Ended September 30, 2013

Revenue
Consolidated revenue increased in each of our categories of revenue: instant games, services and product sales. The inclusion of revenue from WMS increased consolidated revenue by $488.7 million. Consolidated revenue also reflected favorable foreign currency translation of $8.8 million.
Instant games revenue increased $13.4 million reflecting higher revenue from our participation contracts in U.S. and certain international jurisdictions and higher revenue from our U.S. price-per-unit contracts. These increases were partially offset by lower revenue from our international price-per-unit contracts, lower revenue from our licensing and player loyalty programs and a decrease in revenue due to our exit from the Provoloto business. Services revenue, which includes our participation-based and other services revenue from our Lottery Systems and Gaming segments, increased $291.2 million, primarily reflecting the inclusion of WMS services revenue of $284.9 million. The $227.0 million increase in product sales revenue included $203.9 million of WMS product sales revenue, with the remaining increase due to higher hardware and software sales to our international and U.S. lottery customers.

Cost of Revenue
Consolidated cost of revenue increased primarily as a result of higher revenue. Cost of instant games revenue increased 1% compared to the increase in instant games revenue of 4%. Cost of services increased 49% compared to an increase in services revenue of 118%, reflecting a more profitable revenue mix primarily attributable to WMS services revenue. Cost of product sales increased 310% compared to an increase in sales revenue of 364%, primarily reflecting the inclusion of WMS product sales.
SG&A
SG&A increased $143.5 million, which reflected $134.5 million of SG&A attributable to WMS, higher compensation expense of $3.9 million, and higher legal expenses of $3.1 million.
R&D
R&D increased $72.3 million primarily related to the inclusion of WMS in our financial results.
Employee Termination and Restructuring

Employee termination and restructuring costs included $8.9 million related to WMS integration activities, $1.6 million related to the exit from our instant lottery game operations in Mexico and related to the exit from our paper roll conversion operations in the U.S. as well as $1.9 million of costs related to corporate. For additional information regarding these charges, see Note 4 (Restructuring Plans) in this Quarterly Report on Form 10-Q.

D&A

D&A increased $179.4 million, of which $163.0 million was attributable to WMS. Excluding the increase attributable to WMS, D&A reflected an increase in amortization of capitalize internally developed software assets in the current-year period, partially offset by accelerated D&A recorded in the prior year for the write-down of used gaming machines and a change in the estimated useful lives of certain gaming machines.

Other Income and Expense

Interest expense increased $67.6 million due to the additional indebtedness incurred to finance the WMS acquisition. This increase was slightly offset by a reduction in interest expense as a result of the refinancing of the 2019 Notes with the 2021 Notes in June 2014. For additional information regarding our indebtedness, see Note 12 (Long-Term and Other Debt) in this Quarterly Report on Form 10-Q.

Earnings from equity investments decreased primarily due to the $19.7 million non-cash impairment charge to write down our Northstar Illinois equity investment and the $8.0 million charge we recorded related our share of an estimated net shortfall payment accrued by Northstar Illinois. For additional information regarding our equity investments, see Note 11 (Equity Method Investments) in this Quarterly Report on Form 10-Q.

We recorded a loss on early extinguishment of debt of $25.9 million related to the tender and redemption premiums and the write-off of deferred financing costs in connection with the purchase and redemption of our 2019 Notes in June 2014.

In January 2014, we completed the sale of our 20% equity interest in Sportech for cash proceeds of £27.8 million, or $44.9 million, resulting in a gain of approximately £9 million, or $14.5 million.

Income Tax Expense

The effective income tax rates on the loss from continuing operations of (10.7)% and (80.5)% for the nine months ended September 30, 2014 and 2013, respectively, were determined using an estimated annual effective tax rate after considering any discrete items for such periods. Due to a valuation allowance against our U.S. deferred tax assets, the effective tax rates for the nine months ended September 30, 2014 and 2013 did not include the benefit of the current-year U.S. tax loss. As a result, income tax expense for the nine months ended September 30, 2014 and 2013 primarily related to income tax expense in foreign jurisdictions.

Our effective income tax rate on foreign earnings was impacted by the mix of income and the statutory tax rates in our foreign jurisdictions, which ranged from a low of 0% to a high of 35%. The foreign jurisdictions that had the most impact on our foreign income tax benefit (expense) in the period include Austria, Canada, Ireland, and the U.K.
BUSINESS SEGMENTS RESULTS
INSTANT PRODUCTS
Results of Operations and Key Performance Indicators for Instant Products

			Variance for the
(in millions)	Nine Months Ended September 30,		Nine Months Ended September 30,
	2014	2013	2014 vs. 2013
Revenue:
Instant games	$392.4	$379.0	$13.4	3.5%
Product sales	9.4	10.1	(0.7)	(6.9)%
Total revenue	401.8	389.1	12.7	3.3%
Operating expenses:
Cost of instant games (1)	212.5	210.3	2.2	1.0%
Cost of product sales (1)	6.5	7.2	(0.7)	(9.7)%
Selling, general and administrative	38.9	35.5	3.4	9.6%
Research and development	1.0	0.4	0.6	150.0%
Employee termination and restructuring	1.6	0.3	1.3	n/m
Depreciation and amortization	26.2	27.0	(0.8)	(3.0)%
Operating income	$115.1	$108.4	$6.7	6.2%

Earnings (loss) from equity investments	$(12.4)	$15.8	$(28.2)	(178.5)%

Key Performance Indicators:
Instant games by revenue type:
Participation contracts	$206.9	$187.5	$19.4	10.3%
Price-per-unit contracts	144.7	147.0	(2.3)	(1.6)%
Licensing and player loyalty	40.8	44.5	(3.7)	(8.3)%
Total instant games revenue	$392.4	$379.0	$13.4	3.5%

Instant games revenue by geography:
U.S.	$252.6	$237.7	$14.9	6.3%
International	139.8	141.3	(1.5)	(1.1)%
Total instant games revenue	$392.4	$379.0	$13.4	3.5%

U.S. lottery customers’ retail sales of instant games	$29,030	$27,575	$1,455	5.3%

Italy retail sales of instant games (in Euros)	€6,976	€7,173	€(197)	(2.7)%

"n/m" - not meaningful

(1)	Exclusive of depreciation and amortization.

Nine Months Ended September 30, 2014 Compared to Nine Months Ended September 30, 2013

Revenue

Instant games revenue increased $13.4 primarily due to $22.8 million of higher revenue from our participation contracts in the U.S. and certain international jurisdictions, including our contracts with Northstar New Jersey and Hellenic Lotteries, partially offset by a decrease in revenue of $3.4 million due to our exit from the Provoloto business and $4.3 of higher revenue from our U.S. price-per-unit contracts. The increase in instant games revenue was partially offset by a $6.6 million decline in revenue from our international price-per-unit contracts, including our contract with LNS and a decrease of $3.7 million from our licensing and player loyalty programs primarily reflecting more contracts in the prior-year.
Operating Income
Operating income increased $6.7 million primarily due to a higher and more profitable mix of revenue and a decrease in D&A, partially offset by an increase in SG&A reflecting higher compensation and legal expenses, as well as higher employee termination and restructuring costs.
LOTTERY SYSTEMS
Results of Operations and Key Performance Indicators for Lottery Systems

			Variance for the
(in millions)	Nine Months Ended September 30,		Nine Months Ended September 30,
	2014	2013	2014 vs. 2013
Revenue:
Services	$149.3	$146.1	$3.2	2.2%
Product sales	63.3	35.2	28.1	79.8%
Total revenue	212.6	181.3	31.3	17.3%
Operating expenses:
Cost of services (1)	90.4	82.0	8.4	10.2%
Cost of product sales (1)	50.8	22.4	28.4	126.8%
Selling, general and administrative	17.1	16.0	1.1	6.9%
Research and development	1.7	3.1	(1.4)	(45.2)%
Depreciation and amortization	44.6	38.8	5.8	14.9%
Operating income	$8.0	$19.0	$(11.0)	(57.9)%

Earnings from equity investments	$1.3	$0.7	$0.6	85.7%

Key Performance Indicators:
Services revenue by geography:
U.S. (2)	$82.8	$83.1	$(0.3)	(0.4)%
International	66.5	63.0	3.5	5.6%
Total services revenue	$149.3	$146.1	$3.2	2.2%

Product sales by geography:
U.S.	$6.3	$4.1	$2.2	53.7%
International	57.0	31.1	25.9	83.3%
Total product sales revenue	$63.3	$35.2	$28.1	79.8%

U.S. lottery customers' retail sales (3)	$6,310	$6,384	$(74)	(1.2)%

(1)	Exclusive of depreciation and amortization.

(2)	U.S. services revenue excludes revenue from Puerto Rico.

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

Nine Months Ended September 30, 2014 Compared to Nine Months Ended September 30, 2013

Revenue
Lottery Systems services revenue increased $3.2 million primarily due to an increase in sports betting services revenue from our international operations, new iGaming contracts launched in the fourth quarter of 2013 and higher revenue from instant ticket validations. These increases were partially offset by a decline in revenue under our agreement with the CSL primarily reflecting the decrease in our participation rate and a decline in revenue associated with the Powerball draw game reflecting three large Powerball jackpots in the prior-year period. The increase in service revenue also included a favorable impact from foreign currency translation of $1.0 million.
The $28.1 million increase in Lottery Systems product sales revenue, which can fluctuate due to its non-recurring nature, primarily reflected higher international sales of hardware and software of $25.9 million and higher U.S. sales of $2.2 million. The increase in product sales revenue also included a favorable impact from foreign currency translation of $0.6 million.
Operating Income
Operating income declined $11.0 million primarily due to a less profitable mix of revenue, an increase in D&A related to higher capitalized software assets and higher SG&A, partially offset by a reduction in R&D.
GAMING
Results of Operations and Key Performance Indicators for Gaming
All results for 2013 presented herein do not include results of operations for WMS, which was acquired in October 2013.

			Variance for the
(in millions)	Nine Months Ended September 30,		Nine Months Ended September 30,
	2014	2013	2014 vs. 2013
Revenue:
Services	$389.6	$101.6	$288.0	n/m
Product sales	216.6	17.0	199.6	n/m
Total revenue	606.2	118.6	487.6	n/m
Operating expenses:
Cost of services (1)	110.3	53.0	57.3	n/m
Cost of product sales (1)	103.9	9.7	94.2	n/m
Selling, general and administrative	132.9	19.3	113.6	n/m
Research and development	74.3	1.2	73.1	n/m
Employee termination and restructuring	8.9	—	8.9	n/m
Depreciation and amortization	200.2	44.8	155.4	n/m
Operating loss	$(24.3)	$(9.4)	$(14.9)	n/m

Earnings (loss) from equity investments	$3.3	$(3.5)	$6.8	n/m
"n/m" - not meaningful
(1) Exclusive of depreciation and amortization.

(in millions, except for unit and per unit (or user) information)			Variance for the
	Nine Months Ended September 30,		Nine Months Ended September 30,
	2014	2013	2014 vs 2013
Key Performance Indicators:
Services revenue:
WAP and premium participation products	$172.9	$—	$172.9	n/m
Other leased and participation products	91.1	83.0	8.1	9.8%
Interactive gaming products and services	101.6	—	101.6	n/m
Other services	24.0	18.6	5.4	29.0%
Total services revenue	$389.6	$101.6	$288.0	n/m

WAP and premium participation units (1):
Installed base at period end	9,054	—	9,054	n/m
Average installed base	8,931	—	8,931	n/m
Average daily revenue per unit	$70.91	$—	$70.91	n/m

Other leased and participation units (2):
Installed base at period end	26,711	26,829	(118)	(0.4)%
Average installed base	27,628	26,234	1,394	5.3%
Average daily revenue per unit	$12.08	$11.59	$0.49	4.2%

Interactive gaming products and services - social casino:
Average Monthly Active Users (MAU) (3)	5.3	—	5.3	n/m
Average Daily Active Users (DAU) (4)	1.4	—	1.4	n/m
Average revenue per daily active user (ARPDAU) (5)	$0.22	$—	$0.22	n/m

Product sales revenue:
New gaming machine sales	$157.9	$7.6	$150.3	n/m
Other product sales	58.7	9.4	49.3	n/m
Total product sales revenue	$216.6	$17.0	$199.6	n/m

Product sales:
U.S. and Canadian new unit shipments	6,522	74	6,448	n/m
International new unit shipments	4,390	1,121	3,269	n/m
Total new unit shipments	10,912	1,195	9,717	n/m
Average sales price per new unit	$14,470	$6,360	$8,110	n/m

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

(3)	MAU = Monthly Active Users, a count of unique visitors to our sites during a month

(4)	DAU = Daily Active Users, a count of unique visitors to our sites during a day

(5)	ARPDAU = Average revenue per DAU is calculated by dividing revenue for a period by the DAU for the period by the number of days for the period

Nine Months Ended September 30, 2014 Compared to Nine Months Ended September 30, 2013

 Revenue
The $288.0 million increase in Gaming services revenue included $284.9 million from WMS and a favorable impact from foreign currency translation of $4.5 million, partially offset by $5.4 million of lower services revenue primarily due to the loss of our Betfred contract in December 2013 and lower services revenue from our international gaming customers. Our installed base of WAP and premium participation units declined to 9,054 units as of September 30, 2014 from 9,437 units reported by WMS at September 30, 2013. The average daily revenue per WAP and premium participation unit increased 5% over the amount reported by WMS in the prior-year period despite challenging gaming industry conditions, reflecting the positive performance of our new games. Our average installed base of other leased and participation units rose to 27,628 units, reflecting the addition of 2,395 other leased units within the WMS footprint, partially offset by a decline in the U.K. gaming installed base that largely resulted from the loss of our Betfred contract. Average daily revenue for our other leased and participation units increased 4% compared to the prior-year period, primarily due to the addition of the WMS units. Gaming services revenue also included revenue from our interactive gaming business, which increased as a result of the WMS acquisition and also increased as compared to the amount WMS reported in the prior year period primarily due to the increase of 0.7 million average DAU to 1.4 million average DAU for our social casinos for the three-month period ended September 30, 2014.
The $199.6 million increase in product sales revenue included $203.9 million from WMS. Compared to what WMS reported in the prior-year period, new gaming machine shipments by WMS declined approximately 33%, reflecting the challenging gaming industry conditions discussed above. Excluding the impact of WMS revenue, product sales revenue was lower by $4.3 million for the nine months ended September 30, 2014 primarily from our U.K Gaming business.
Operating Loss
The $14.9 million increase in operating loss primarily reflected an operating loss of WMS of $27.2 million, which was partially offset by a more profitable mix of business and improvement in our cost structure in our U.K. business, including lower SG&A of $4.2 million and lower D&A of $7.0 million primarily due to accelerated D&A recorded in the prior-year period related to the write-down of used gaming machines and a change in the estimated useful lives of certain gaming machines.

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
LIQUIDITY, CAPITAL RESOURCES AND WORKING CAPITAL
Sources of Liquidity
As of September 30, 2014, our principal sources of liquidity, other than cash flows provided by operating activities, were cash and equivalents and amounts available under our revolving credit facility discussed below under "Credit Agreement and Other Debt."
As of September 30, 2014, our available cash and equivalents and borrowing capacity totaled $391.7 million including cash and cash equivalents of $132.5 million and availability of $259.2 million under our revolving credit facility, compared to $411.0 million as of December 31, 2013 (including cash and cash equivalents of $153.7 million and availability of $257.3 million under our prior revolving credit facility). There were no borrowings outstanding under our revolving credit facility as of September 30, 2014; however, we had $40.8 million in outstanding letters of credit as of September 30, 2014, which reduces our capacity to borrow under our revolving credit facility. The amount of our available cash and equivalents fluctuates principally based on borrowings or repayments under our credit facilities, investments, acquisitions and changes in our working capital position. The borrowing capacity under our revolving credit facility will depend on the amount of outstanding borrowings and letters of credit issued and will also depend on us remaining in compliance with the covenants under our credit agreement, including the maintenance of applicable financial ratios. We were in compliance with the covenants under our credit agreement as of September 30, 2014.
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
Total cash held by our foreign subsidiaries was $84.5 million as of September 30, 2014. To the extent that a portion of our foreign cash was required to meet liquidity needs in the U.S. (which we do not currently anticipate), we might incur a tax liability to repatriate it, the timing and amount of which would depend on a variety of factors. A significant amount of the cash held by our foreign subsidiaries as of September 30, 2014 could be transferred to the U.S. as intercompany loan repayments or tax-free basis reductions.
Our lottery contracts are periodically subject to renewal or re-bid and there can be no assurance that we will be successful in sustaining our cash flow from operations if our contracts are not renewed or replaced or are renewed on less favorable terms, or if we are unable to enter into new contracts. In addition, lottery customers in the U.S. generally require service providers to provide performance bonds in connection with the relevant contract. As of September 30, 2014, our outstanding performance bonds totaled $191.9 million. Our ability to obtain performance bonds on commercially reasonable terms is subject to our financial condition and to prevailing market conditions, which may be impacted by economic and political events. Although we have not experienced difficulty in obtaining such bonds to date, there can be no assurance that we will continue to be able to obtain performance bonds on commercially reasonable terms or at all. If we need to refinance all or part of our indebtedness at or before maturity, there can be no assurance that we will be able to obtain new financing or to refinance any of our indebtedness on commercially reasonable terms or at all.
Cash Flow Summary

			Variance for the
	Nine Months Ended September 30,		Nine Months Ended September 30,
	2014	2013	2014 vs. 2013
Net cash provided by operating activities	$233.4	$95.6	$137.8
Net cash used in investing activities	(129.9)	(116.8)	(13.1)
Net cash used in financing activities	(118.0)	(13.6)	(104.4)
Effect of exchange rates on cash and cash equivalents	(6.7)	(0.7)	(6.0)
Decrease in cash and cash equivalents	$(21.2)	$(35.5)	$14.3
Cash flows from operating activities
    Net cash provided by operating activities for the nine months ended September 30, 2014 increased $137.8 million over the prior-year period reflecting favorable changes in current assets and liabilities of $81.4 million, net of effects of acquisitions, due primarily to the acquisition of WMS and a $51.3 million increase in net earnings after adjustments for non-cash items, a $25.9 million loss on early extinguishment of debt less a $14.5 million gain on sale of an equity interest and a decrease in distributions received from our equity investments of $6.3 million.
Cash flows from investing activities
The increase in net cash used in investing activities of $13.1 million primarily reflected an increase in capital expenditures of $64.0 related to contracts in our Lottery Systems business, property, plant and equipment additions and capital expenditures in our Gaming business, a change in restricted cash of $31.9 million and a reduction of $10.4 million in proceeds from asset disposals in the prior year. These increases in net cash used in investing activities were partially offset by a decrease in capital contributions to our equity investments of $21.7 million primarily reflecting contributions made to the Greece lottery in the third quarter of 2013 and Northstar Illinois in the fourth quarter of 2013, an increase of $26.0 million in distributions from our equity investments and the proceeds from the sale of our equity interest in Sportech of $44.9 million in the first quarter of 2014.
Cash flows from financing activities
The increase in net cash used in financing activities was primarily due to common stock repurchases of $29.5 million in the first quarter of 2014, an increase in financing fees of $20.8 million related to the issuance of the 2021 Notes and the repurchase and redemption of the 2019 Notes, an increase in the redemption of common stock under our stock-based compensation plans of $17.0 million, a $19.8 million increase in net payments on long-term indebtedness, an increase in contingent earnout payments of $10.2 million and payments on license obligations of $7.0.
Credit Agreement and Other Debt
As of September 30, 2014, our total debt was comprised principally of $2,282.8 million (excluding an unamortized discount of $9.9 million) outstanding under our term loan facilities under the credit agreement discussed below, $250.0 million in aggregate principal amount of our 2018 Notes, $300.0 million in aggregate principal amount of our 2020 Notes, $350.0 million (excluding an unamortized discount of $2.3 million) in aggregate principal amount of our 2021 Notes and $38.7 million in capital leases related to our U.K. gaming operations. We use interest rate swap derivatives to diversify our debt portfolio between fixed and variable rate instruments. For additional information regarding our interest rate risk and interest rate hedging instruments, see "Quantitative and Qualitative Disclosures About Market Risk" in Item 7A in our 2013 Annual Report on Form 10-K.
Senior Secured Credit Facilities
We are party to a credit agreement dated as of October 18, 2013, by and among SGI, as the borrower, the Company, as a guarantor, Bank of America, N.A., as administrative agent, and the lenders and other agents party thereto providing for senior secured credit facilities in an aggregate principal amount of $2,600.0 million, including a $300.0 million revolving credit facility, which has dollar and multi-currency tranches, and a $2,300.0 million term loan facility. The term loan facility was used, in part, to finance the consideration paid in the WMS acquisition, to repay all indebtedness under our and WMS' prior credit agreements and to pay related acquisition and financing fees and expenses. Up to $200.0 million of the revolving credit facility is available for issuances of letters of credit. The term loan is scheduled to mature on October 18, 2020 and the revolving credit facility is scheduled to mature on October 18, 2018 (subject to accelerated maturity under certain circumstances).
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
Senior Subordinated Notes
2021 Notes
On June 4, 2014, SGI issued $350.0 million in aggregate principal amount of 2021 Notes at a price of 99.321% of the principal amount thereof in a private offering to qualified institutional buyers in accordance with Rule 144A under the Securities Act and to persons outside the United States under Regulation S under the Securities Act. The 2021 Notes were issued pursuant to the 2021 Notes Indenture.
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
The 2021 Notes are unsecured senior subordinated obligations of SGI and are subordinated to all of SGI’s existing and future senior debt, rank equally with all of SGI's existing and future senior subordinated debt and rank senior to all of SGI's future debt that is expressly subordinated to the 2021 Notes. The 2021 Notes are guaranteed on an unsecured senior subordinated basis by the Company and all of its 100%-owned U.S. subsidiaries (other than SGI). The 2021 Notes are structurally subordinated to all of the liabilities of the Company’s non-guarantor subsidiaries.
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
For additional information regarding our 2021 Notes and the repurchase and redemption of our 2019 Notes, see our Current Report on Form 8-K filed with the SEC on June 6, 2014. For additional information regarding our 2018 Notes, 2019 Notes and 2020 Notes, see Note 15 (Long-Term and Other Debt) in our 2013 Annual Report on Form 10-K.
We were in compliance with the covenants under our debt agreements as of September 30, 2014.
Other Debt

In September 2014, we repaid in full a $5.0 million China Loan with cash on hand.
Contemplated Financing for Bally Acquisition
In connection with the pending acquisition of Bally, we entered into a commitment letter with Bank of America, N.A., Merrill Lynch, Pierce, Fenner & Smith Incorporated, JPMorgan Chase Bank, N.A., Deutsche Bank AG New York Branch and certain of their respective affiliates, which was subsequently joined by Fifth Third Bank, HSBC Securities (USA) Inc., HSBC Bank USA, N.A., PNC Capital Markets LLC and PNC Bank, National Association as additional commitment parties. Pursuant to the commitment letter, the commitment parties have agreed to provide the financing necessary to fund the consideration to be paid pursuant to the terms of the merger agreement (the “Debt Financing”). The commitment letter contemplates that the Debt Financing will consist of, among other things, (1) a senior secured incremental term loan facility (in an originally contemplated principal amount of $1,735.0 million), (2) a senior secured increase in the revolving credit facility (in an originally contemplated principal amount of $350.0 million), (3) if applicable, amendments to, or the refinancing of, Scientific Games’ existing credit facilities, consisting of (a) a senior secured term loan facility in a total principal amount of $2,294.0 million and (b) a senior secured revolving credit facility in a total principal amount of $650 million, and (4) senior secured notes and senior unsecured notes yielding $3,450.0 million in aggregate gross cash proceeds and/or to the extent that the issuance of such notes yields less than $3,450.0 million in aggregate gross cash proceeds or such cash proceeds are otherwise unavailable, a senior secured bridge loan facility and a senior unsecured bridge loan facility up to an aggregate principal amount of $3,450 million (less the cash proceeds received from the notes and available for use, if any). The funding of the Debt Financing is contingent on the satisfaction of certain conditions set forth in the commitment letter. The merger is not conditioned on our obtaining the proceeds of any financing, including the Debt Financing.
In connection with the pending Bally acquisition, on October 1, 2014, the Company entered into an amendment to its existing credit agreement to, among other things, (1) effective as of October 1, 2014, permit the Bally acquisition and the transactions related thereto, including the incurrence of term loans by SGMS Escrow Corp., and (2) effective as of the consummation of the Bally acquisition (and the satisfaction of the other conditions contemplated by the amendment), (A) increase the Company’s existing revolving credit facility by $267.6 million, (B) permit SGI to assume the term loans under the Escrow Credit Agreement (as defined below) as incremental term loans under the existing credit agreement and (C) modify the financial covenant applicable to the revolving credit facility under the existing credit agreement such that it will be tested each quarter, irrespective of usage of that revolving credit facility.
As a result of the amendment, the applicable margin for the existing term loans under the credit agreement (1) prior to the consummation of the Bally acquisition, will remain at 3.25% per annum for eurodollar (LIBOR) loans and 2.25% per annum for base rate loans and (2) from and after the consummation of the Bally acquisition, will be 5.00% per annum for eurodollar (LIBOR) loans and 4.00% per annum for base rate loans. There will be no change to the borrowing rate applicable to loans borrowed or to letters of credit issued under the revolving credit facility after the consummation of the Bally acquisition.
In addition, on October 1, 2014, SGMS Escrow Corp. entered into an escrow credit agreement (the “Escrow Credit Agreement”) by and among SGMS Escrow Corp., as borrower, the lenders and other agents from time to time party thereto, and Bank of America, N.A., as administrative agent. The Escrow Credit Agreement provides for $2.0 billion of new term loans, the net proceeds of which are expected to provide a portion of the funds to be used to finance the Bally acquisition. Upon and in connection with the consummation of the Bally acquisition, the term loans under the Escrow Credit Agreement will be assumed by SGI and become incremental term loans under the existing credit agreement.
The term loans under the Escrow Credit Agreement (including after they are assumed by SGI and become incremental term loans under the existing credit agreement) are scheduled to mature on October 1, 2021 (subject to accelerated maturity under certain circumstances) and amortize in equal quarterly installments beginning on the last day of the first of March, June, September or December to occur after completion of the Bally acquisition, in an amount equal to 1.00% per annum of the stated principal amount thereof, with the remaining balance due at final maturity. Interest on the new term loans is payable at a rate equal to the eurodollar (LIBOR) rate or the base rate, plus an applicable margin, in each case, subject to a eurodollar (LIBOR) rate floor of 1.00% or a base rate floor of 2.00%, as applicable. The applicable margin for the incremental term loans (under the Escrow Credit Agreement and, if and when assumed by SGI, the existing credit agreement) is 5.00% per annum for eurodollar (LIBOR) loans and 4.00% per annum for base rate loans.
Borrowings under the Escrow Credit Agreement are solely the obligation of SGMS Escrow Corp., are not guaranteed by the Company or any of its subsidiaries, and are secured by a pledge of amounts deposited into a secured escrow account of SGMS Escrow Corp. In the event that the Bally acquisition is not consummated, SGMS Escrow Corp. will repay amounts borrowed under the Escrow Credit Agreement, plus accrued interest thereon, with amounts deposited into a secured escrow account of SGMS Escrow Corp. and other amounts that may be contributed by the Company and its other subsidiaries to SGMS Escrow Corp. and deposited into that escrow account from time to time.
The term loans under the Escrow Credit Agreement were funded into escrow, less original issue discount, by the lenders on October 17, 2014 and began accruing interest, initially at the LIBOR rate plus the applicable margin referred to above, beginning on October 18, 2014. Interest for the prospective month was funded into escrow by the Company on October 16, 2014.
Upon closing of the Bally acquisition, we expect to incur approximately $170 million of financing fees in connection with the term loans and revolving credit facility under the Escrow Credit Agreement and with respect to the remaining financing commitments under the commitment letter for the Bally acquisition. We also anticipate incurring fees related to our additional financing activities during the balance of the quarter ending December 31, 2014.
For further information regarding the Debt Financing, please see the full text of the commitment letter, our credit agreement, the amendment to our credit agreement and the Escrow Credit Agreement, copies of which are filed as Exhibit 10.1 to our Current Report on Form 8-K filed with the SEC on August 4, 2014, Exhibit 10.1 to our Current Report on Form 8-K filed with the SEC on October 18, 2013, and Exhibit 10.1 and Exhibit 10.2 to our Current Report on Form 8-K filed with SEC on October 7, 2014, respectively. The foregoing summaries of the terms of the existing credit agreement, the commitment letter, the amendment to the existing credit agreement and the Escrow Credit Agreement are qualified in their entirety by reference to the respective exhibit.
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
Changes in Internal Control over Financial Reporting
There were no changes in our internal control over financial reporting during the three months ended September 30, 2014 that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

PART II.  OTHER INFORMATION
Item 1. Legal Proceedings

The Company is involved in various legal proceedings, including those discussed below. We record an accrual for legal contingencies when it is both probable that a liability will be incurred and the amount or range of the loss can be reasonably estimated (although, as discussed below, there may be an exposure to loss in excess of the accrued liability). We evaluate our accruals for legal contingencies at least quarterly and, as appropriate, establish new accruals or adjust existing accruals to reflect (1) the facts and circumstances known to us at the time, including information regarding negotiations, settlements, rulings and other relevant events and developments, (2) the advice and analyses of counsel and (3) the assumptions and judgment of management. Legal costs associated with our legal proceedings are expensed as incurred. We had accrued liabilities of $23.4 million and $25.9 million for all of our legal matters that were contingencies as of September 30, 2014 and December 31, 2013, respectively.
Substantially all of our legal contingencies are subject to significant uncertainties and, therefore, determining the likelihood of a loss and/or the measurement of any loss involves a series of complex judgments about future events. Consequently, the ultimate outcomes of our legal contingencies could result in losses in excess of amounts we have accrued. We may be unable to estimate a range of possible losses for some matters pending against the Company or its subsidiaries, even when the amount of damages claimed against the Company or its subsidiaries is stated because, among other things: (1) the claimed amount may be exaggerated or unsupported; (2) the claim may be based on a novel legal theory or involve a large number of parties; (3) there may be uncertainty as to the likelihood of a class being certified or the ultimate size of the class; (4) there may be uncertainty as to the outcome of pending appeals or motions; (5) the matter may not have progressed sufficiently through discovery or there may be significant factual or legal issues to be resolved or developed; and/or (6) there may be uncertainty as to the enforceability of legal judgments and outcomes in certain jurisdictions. Other matters have progressed sufficiently that we are able to estimate a range of possible loss. For those legal contingencies disclosed below as to which a loss is reasonably possible, whether in excess of a related accrued liability or where there is no accrued liability, and for which we are able to estimate a range of possible loss, the current estimated range is up to approximately $41 million in excess of the accrued liabilities (if any) related to those legal contingencies. This aggregate range represents management’s estimate of additional possible loss in excess of the accrued liabilities (if any) with respect to these matters based on currently available information, including any damages claimed by the plaintiffs, and is subject to significant judgment and a variety of assumptions and inherent uncertainties. For example, at the time of making an estimate, management may have only preliminary, incomplete, or inaccurate information about the facts underlying a claim; its assumptions about the future rulings of the court or other tribunal on significant issues, or the behavior and incentives of adverse parties, regulators, indemnitors or co-defendants, may prove to be wrong; and the outcomes it is attempting to predict are often not amenable to the use of statistical or other quantitative analytical tools. In addition, from time to time an outcome may occur that management had not accounted for in its estimate because it had considered that outcome to be remote. Furthermore, as noted above, the aggregate range does not include any matters for which the Company is not able to estimate a range of possible loss. Accordingly, the estimated aggregate range of possible loss does not represent our maximum loss exposure. Any such losses could have a material adverse impact on our results of operations, financial position and cash flows. The legal proceedings underlying the estimated range will change from time to time, and actual results may vary significantly from the current estimate.
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
In June 1999, Ecosalud filed a collection proceeding against SGI to enforce the liquidation resolution and recover the claimed damages. In May 2013, the Tribunal denied SGI's merit defenses to the collection proceeding and issued an order of payment of approximately 90 billion Colombian pesos (approximately $44 million based on the current exchange rate) plus default interest (potentially accrued since 1994). SGI has filed an appeal to the Council of State, which appeal has stayed the payment order.
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
In September 2013, Global Draw brought an action against IGT-UK Group Limited and IGT in the High Court of Justice (Commercial Court) in London, England seeking relief under the indemnification and warranty provisions contained in the agreement pursuant to which Barcrest was acquired from IGT-UK Group, including in connection with the April 2012 incident and a number of ancillary matters. In November 2013, IGT-UK Group Limited filed a defense in which it denied Global Draw’s claims and counterclaimed based on Global Draw’s alleged breach of contract in connection with another ancillary matter. In September 2014, Global Draw’s motion for summary judgment was granted in respect of one of the ancillary matters but denied in respect of the April 2012 incident.  Accordingly, the parties are scheduled to proceed to trial relating to the April 2012 incident and the other remaining issues in May 2015.
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

The Lake County, Illinois actions were transferred to Cook County. All of the Illinois actions were consolidated in Cook County with Gardner v. WMS Industries Inc., et al. (No. 2013 CH 3540).
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
In January 2014, the plaintiffs in the Illinois action filed an amended complaint seeking damages for the alleged breach of fiduciary duties by the individual defendants and the alleged aiding and abetting of those breaches by WMS and Scientific Games Corporation. In February 2014, WMS and Scientific Games Corporation filed motions to dismiss the amended complaint. In September 2014, the plaintiffs' claims in the Illinois action were dismissed with prejudice. The plaintiffs in the Illinois action have filed a claim for attorney fees of $0.9 million, which we have opposed.
The Company believes the claims in the consolidated Delaware action are without merit.
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
Bally Acquisition Litigation
The following complaints challenging the pending Bally merger were filed in August 2014 in the state District Court of Clark County, Nevada: Shaev v. Bally Technologies, Inc., Richard Haddrill, et al. (C.A. No. A-14-705012-B); Lawandoski v. Bally Technologies, Inc., Robert Guido, et al. (C.A. No. A-14-705153-C); Rosenfeld v. Bally Technologies, Inc., Robert Guido, et al. (C.A. No. A-14-705162-B); Crescente v. Bally Technologies, Inc., Robert Guido, et al. (C.A. No. A-14-705144-C); Stein v. Bally Technologies, Inc., Robert L. Guido, et al. (C.A. No. A-14-705338-B); and Hahm v. Bally Technologies, Inc., Robert Guido, et al. (C.A. No. A-14-706234-C).  The actions are putative class actions filed on behalf of the public stockholders of Bally and name as defendants Bally, its directors, Scientific Games Corporation and certain of its affiliates. The complaints generally allege that the Bally directors breached their fiduciary duties in connection with their consideration and approval of the merger and that we aided and abetted those alleged breaches. The plaintiffs seek equitable relief, including to enjoin the merger, to rescind the merger if not enjoined, damages, attorneys’ fees and other costs.
All of the actions have been consolidated under the caption In re Bally Technologies, Inc. Shareholders Litigation (C.A. No. A-14-705012-B) (the "Nevada Action"). In October 2014, plaintiffs filed a motion for limited expedited discovery in connection with an anticipated motion to enjoin the proposed transaction. Following that, in October 2014, Bally and its directors filed a motion to dismiss the consolidated complaint and Scientific Games and its affiliates filed a motion to dismiss the count of the consolidated complaint alleging wrongdoing by Scientific Games Corporation and its affiliates. Following that, the plaintiffs withdrew their motion for expedited discovery and the parties entered into preliminary settlement discussions.
On October 17, 2014, following arm's-length negotiations, the parties to the Nevada Action entered into a MOU under which they agreed in principle to settle all of the claims asserted in the Nevada Action on a class-wide basis, subject to certain conditions, including confirmatory discovery by the plaintiffs in the Nevada Action and preliminary and final approval of the Nevada court, which will consider the fairness, reasonableness and adequacy of the settlement. Bally, Scientific Games and the other named defendants entered into the MOU solely to avoid the costs, risks and uncertainties inherent in litigation and without admitting any liability or wrongdoing, and vigorously denied, and continue to vigorously deny, the claims alleged in the Nevada Action.

There can be no assurance that the parties will ultimately enter into a definitive settlement agreement or that the Nevada court will approve the settlement. In such event, or if the merger is not consummated for any reason, the proposed settlement will be null and void and of no force and effect. Payments made in connection with the settlement, which are subject to court approval, are not expected to be material. The settlement will not affect the consideration to be received by Bally's stockholders in the merger or the timing of the anticipated closing of the merger.
Additional lawsuits relating to the merger agreement or the Bally acquisition may be filed in the future. An adverse judgment for monetary damages could have a material adverse effect on the financial condition, results of operations or cash flows of Bally or us, as the case may be, and therefore could adversely affect the combined business if the merger is completed. A preliminary injunction could delay or jeopardize the completion of the merger, and an adverse judgment granting permanent injunctive relief could indefinitely enjoin completion of the merger.
Item 1A. Risk Factors
There have been no material changes in our risk factors from those disclosed under "Item 1A. Risk Factors" included in our 2013 Annual Report on Form 10-K other than as set forth below, which risk factors should be read in conjunction with the other risk factors disclosed in our 2013 Annual Report on Form 10-K.
Risks Relating to Our Pending Acquisition of Bally
Lawsuits have been filed against us challenging the proposed Bally acquisition, and an adverse ruling in any such lawsuit may prevent the Bally acquisition from occurring or from occurring within the expected timeframe.
A number of putative class action lawsuits have been filed on behalf of Bally’s stockholders relating to the Bally acquisition which name us and, in some cases, certain of our affiliates, as defendants. If these actions or similar actions that may be brought are successful, the Bally acquisition could be delayed or prevented or could result in significant monetary damages. Additionally, we may incur significant expense defending or settling any such actions. For additional information regarding these pending lawsuits, see "Legal Proceedings" in Part II, Item 1 of this Quarterly Report on Form 10-Q for further information.
Item 2. Unregistered Sales of Equity Securities and Use of Proceeds
ISSUER PURCHASES OF EQUITY SECURITIES

Period	Total Number of Shares Purchased (1)	Average Price Paid per Share	Total Number of Shares Purchased as Part of Publicly Announced Plans or Programs	Approximate Dollar Value of Shares that May Yet Be Purchased Under the Plans or Programs (2)
7/1/2014 - 7/31/2014	5,021	$10.42	—	$75.0 million
8/1/2014 - 8/31/2014	36,215	$9.70	—	$75.0 million
9/1/2014 - 9/30/2014	28,012	$12.06	—	$75.0 million
Total	69,248	$10.71	—	$75.0 million

(1)	This column reflects 69,248 shares withheld from employees to satisfy tax withholding obligations associated with the vesting of RSUs during the three months ended September 30, 2014.

(2)
On December 5, 2013, our board of directors approved an extension of our existing stock repurchase program to December 31, 2014. The program, originally announced in May 2010, was due to expire on December 31, 2013. Under the program, we are authorized to repurchase, from time to time through open market purchases or otherwise, shares of our outstanding common stock in an aggregate amount up to $200 million. As of September 30, 2014, we had $75.0 million available for potential repurchases under the program.

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

4.1
Supplemental Indenture, dated as of September 15, 2014, among the Company, as issuer, the subsidiary guarantors party thereto, Scientific Games Productions, LLC, Scientific Games Distribution, LLC, and Deutsche Bank Trust Company Americas, as trustee, relating to the Indenture dated September 22, 2010, by and among the Company, as issuer, the subsidiary guarantors party thereto and Deutsche Bank Trust Company Americas, as trustee).(†)

4.2
Supplemental Indenture, dated as of September 15, 2014, among Scientific Games International, Inc., as issuer, the Company, as a guarantor, the subsidiary guarantors party thereto, Scientific Games Productions, LLC, Scientific Games Distribution, LLC, and Deutsche Bank Trust Company Americas, as trustee, relating to the Indenture dated August 20, 2012, by and among Scientific Games International, Inc., as issuer, the Company, as a guarantor, the subsidiary guarantors party thereto and Deutsche Bank Trust Company Americas, as trustee).(†)

4.3
Supplemental Indenture, dated as of September 15, 2014, among Scientific Games International, Inc., as issuer, the Company, as a guarantor, the subsidiary guarantors party thereto, Scientific Games Productions, LLC, Scientific Games Distribution, LLC, and Deutsche Bank Trust Company Americas, as trustee, relating to the Indenture dated June 4, 2014, by and among Scientific Games International, Inc., as issuer, the Company, as a guarantor, the subsidiary guarantors party thereto and Deutsche Bank Trust Company Americas, as trustee).(†)

10.1
Amendment No. 1 to Credit Agreement, dated as of October 1, 2014, by and among Scientific Games International, Inc., as the borrower, the Company, the lenders and other agents from time to time party thereto, and Bank of America, N.A., as administrative agent, collateral agent, issuing lender and swingline lender (incorporated by reference to Exhibit 10.1 to the Company's Current Report on Form 8-K filed on October 7, 2014).

10.2
Escrow Credit Agreement, dated as of October 1, 2014, by and among SGMS Escrow Corp., the lenders and other agents from time to time party thereto, and Bank of America, N.A., as administrative agent (incorporated by reference to Exhibit 10.2 to the Company's Current Report on Form 8-K filed on October 7, 2014).

10.3	Letter Agreement dated as of July 31, 2014 between the Company and David L. Kennedy.*(†)

10.4	Agreement and General Release dated as of September 30, 2014 between the Company and Andrew E. Tomback.*(†)

10.5
Form of Inducement Equity Award Agreement between the Company and M. Gavin Isaacs (incorporated by reference to Exhibit 4.4 to the Company's Registration Statement on Form S-8 (No. 333-197948) filed on August 7, 2014).*

10.6
Commitment Letter, dated as of August 1, 2014, by and among the Company, SGI and Bank of America, N.A., Merrill Lynch, Pierce, Fenner & Smith Incorporated, JPMorgan Chase Bank, N.A., J.P. Morgan Securities LLC, Deutsche Bank AG New York Branch, Deutsche Bank AG Cayman Islands Branch and Deutsche Bank Securities Inc. (incorporated by reference to Exhibit 10.1 to the Company's Current Report on Form 8-K filed on August 4, 2014).

10.7	Employment Agreement dated as of August 28, 2014 by and between the Company and Steven W. Beason.* (†)

Exhibit Number	Description

31.1	Certification of the Chief Executive Officer of the Company pursuant to Rule 13a-14(a) under the Securities Exchange Act of 1934. (†)

31.2	Certification of the Chief Financial Officer of the Company pursuant to Rule 13a-14(a) under the Securities Exchange Act of 1934. (†)

32.1	Certification of the Chief Executive Officer of the Company pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002. (†)

32.2	Certification of the Chief Financial Officer of the Company pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002. (†)

101
Financial statements from the Quarterly Report on Form 10-Q of the Company for the quarter ended September 30, 2014, filed on October 31, 2014, formatted in Extensible Business Reporting Language (XBRL): (i) the Consolidated Statements of Operations and Comprehensive (Loss) Income, (ii) the Consolidated Balance Sheets, (iii) the Consolidated Statements of Cash Flows and (iv) the Notes to Consolidated Financial Statements tagged as blocks of text. (†)(**)

* Management contracts and compensation plans and arrangements.
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

SCIENTIFIC GAMES CORPORATION
(Registrant)

		By:	/s/ Scott D. Schweinfurth
		Name:	Scott D. Schweinfurth
		Title:	Executive Vice President and Chief Financial Officer

		By:	/s/ Jeffrey B. Johnson
		Name:	Jeffrey B. Johnson
		Title:	Vice President, Finance, and Chief Accounting Officer

Dated:	October 31, 2014