Form 10-Q/A
period 2014-09-30
SCIENTIFIC GAMES CORP
filed 2014-11-04
CIK 750004

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549
FORM 10-Q/A

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
Class A Common Stock: 84,829,084
Class B Common Stock: None

EXPLANATORY NOTE REGARDING THIS FORM 10-Q/A

Scientific Games Corporation (the “Company”) is filing this Amendment No. 1 on Form 10-Q/A (“Form 10-Q/A”) to its Quarterly Report on Form 10-Q for the three months ended September 30, 2014, originally filed with the Securities and Exchange Commission on October 31, 2014 (the “original Form 10-Q”), solely to amend
Exhibits 32.1 and 32.2, the certifications of its principal executive officer and principal financial officer pursuant to
Section 906 of the Sarbanes Oxley Act of 2002, to correct certain typographical errors therein and to correct certain typographical errors in the exhibit index.  The Company is filing the complete text of the original Form 10-Q and Exhibits 31.1, 31.2, 32.1 and 32.2 in their entirety in this Form 10-Q/A to reflect the above changes. Except for the changes described above, the information in this Form 10-Q/A has not been changed from the original Form 10-Q or updated to reflect events that occurred after October 31, 2014, the filing date of the original Form 10-Q.

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

4.1
Supplemental Indenture, dated as of September 15, 2014, among the Company, as issuer, the subsidiary guarantors party thereto, Scientific Games Productions, LLC, Scientific Games Distribution, LLC, and Deutsche Bank Trust Company Americas, as trustee, relating to the Indenture dated September 22, 2010, by and among the Company, as issuer, the subsidiary guarantors party thereto and Deutsche Bank Trust Company Americas, as trustee (incorporated by reference to Exhibit 4.1 to the Company's Quarterly Report on Form 10-Q filed on October 31, 2014).

4.2
Supplemental Indenture, dated as of September 15, 2014, among Scientific Games International, Inc., as issuer, the Company, as a guarantor, the subsidiary guarantors party thereto, Scientific Games Productions, LLC, Scientific Games Distribution, LLC, and Deutsche Bank Trust Company Americas, as trustee, relating to the Indenture dated August 20, 2012, by and among Scientific Games International, Inc., as issuer, the Company, as a guarantor, the subsidiary guarantors party thereto and Deutsche Bank Trust Company Americas, as trustee (incorporated by reference to Exhibit 4.2 to the Company's Quarterly Report on Form 10-Q filed on October 31, 2014).

4.3
Supplemental Indenture, dated as of September 15, 2014, among Scientific Games International, Inc., as issuer, the Company, as a guarantor, the subsidiary guarantors party thereto, Scientific Games Productions, LLC, Scientific Games Distribution, LLC, and Deutsche Bank Trust Company Americas, as trustee, relating to the Indenture dated June 4, 2014, by and among Scientific Games International, Inc., as issuer, the Company, as a guarantor, the subsidiary guarantors party thereto and Deutsche Bank Trust Company Americas, as trustee (incorporated by reference to Exhibit 4.3 to the Company's Quarterly Report on Form 10-Q filed on October 31, 2014).

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

10.3
Letter Agreement dated as of July 31, 2014 between the Company and David L. Kennedy (incorporated by reference to Exhibit 10.3 to the Company's Quarterly Report on Form 10-Q filed on October 31, 2014).*

10.4
Agreement and General Release dated as of September 30, 2014 between the Company and Andrew E. Tomback (incorporated by reference to Exhibit 10.4 to the Company's Quarterly Report on Form 10-Q filed on October 31, 2014).*

10.5
Form of Inducement Equity Award Agreement between the Company and M. Gavin Isaacs (incorporated by reference to Exhibit 4.4 to the Company's Registration Statement on Form S-8 (No. 333-197948) filed on August 7, 2014).*

10.6
Commitment Letter, dated as of August 1, 2014, by and among the Company, SGI and Bank of America, N.A., Merrill Lynch, Pierce, Fenner & Smith Incorporated, JPMorgan Chase Bank, N.A., J.P. Morgan Securities LLC, Deutsche Bank AG New York Branch, Deutsche Bank AG Cayman Islands Branch and Deutsche Bank Securities Inc. (incorporated by reference to Exhibit 10.1 to the Company's Current Report on Form 8-K filed on August 4, 2014).

10.7
Employment Agreement dated as of August 28, 2014 by and between the Company and Steven W. Beason. (incorporated by reference to Exhibit 10.7 to the Company's Quarterly Report on Form 10-Q filed on October 31, 2014).*

Exhibit Number	Description

31.1	Certification of the Chief Executive Officer of the Company pursuant to Rule 13a-14(a) under the Securities Exchange Act of 1934. (†)

31.2	Certification of the Chief Financial Officer of the Company pursuant to Rule 13a-14(a) under the Securities Exchange Act of 1934. (†)

32.1	Certification of the Chief Executive Officer of the Company pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002. (†)

32.2	Certification of the Chief Financial Officer of the Company pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002. (†)

101.INS	XBRL Instance Document
101.SCH	XBRL Taxonomy Extension Schema
101.CAL	XBRL Taxonomy Extension Calculation Linkbase
101.DEF	XBRL Taxonomy Definition Label Linkbase
101.LAB	XBRL Taxonomy Extension Label Linkbase
101.PRE	XBRL Taxonomy Extension Presentation Linkbase

* Management contracts and compensation plans and arrangements.
(†) Filed herewith.

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

SCIENTIFIC GAMES CORPORATION
(Registrant)

		By:	/s/ Scott D. Schweinfurth
		Name:	Scott D. Schweinfurth
		Title:	Executive Vice President and Chief Financial Officer

		By:	/s/ Jeffrey B. Johnson
		Name:	Jeffrey B. Johnson
		Title:	Vice President, Finance, and Chief Accounting Officer

Dated:	November 3, 2014