Form 10-K
period 2014-12-31
SCIENTIFIC GAMES CORP
filed 2015-03-17
CIK 750004

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
WASHINGTON, D.C. 20549
FORM 10-K

☒ ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the fiscal year ended: December 31, 2014
Or
☐ TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the transition period from to
Commission file number: 0-13063
SCIENTIFIC GAMES CORPORATION
(Exact name of registrant as specified in its charter)

Delaware (State or other jurisdiction of incorporation or organization)	81-0422894 (I.R.S. Employer Identification No.)

6650 S. El Camino Road
Las Vegas, Nevada 89118
(Address of principal executive offices) (Zip Code)
Registrant's telephone number, including area code: (702) 897-7150
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
Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Act). Yes ☐    No ☒
As of June 30, 2014, the market value of voting and non-voting common equity held by non-affiliates of the registrant was $545,664,205 (1).
Common shares outstanding as of March 12, 2015 were 85,524,157.
         DOCUMENTS INCORPORATED BY REFERENCE
Portions of the registrant's proxy statement relating to the 2015 annual meeting of stockholders are incorporated by reference in Part III. The proxy statement will be filed with the Securities and Exchange Commission no later than 120 days after the conclusion of the registrant's fiscal year ended December 31, 2014.
________________________________________________________________________________________________________________________________

(1)	For this purpose only, "non-affiliates" excludes directors and executive officers.
         EXHIBIT INDEX APPEARS ON PAGE 171

Glossary of Terms

The following terms or acronyms used in this Form 10-K are defined below:

Term or Acronym	Definition
2016 Notes	7.875% senior subordinated notes due 2016 issued by SGI
2018 Notes	8.125% senior subordinated notes due 2018 issued by Scientific Games Corporation
2019 Notes	9.250% senior subordinated notes due 2019 issued by SGI
2020 Notes	6.250% senior subordinated notes due 2020 issued by SGI
2021 Notes	6.625% senior subordinated notes due 2021 issued by SGI
ADS	Technology and Gaming, Ltd.
ASC	Accounting Standards Codification
ASU	Accounting Standards Update
Bally	Bally Technologies, Inc.
Barcrest	Barcrest Group Limited
China Loan(s)	RMB denominated loans due 2014
coin-in	the amount wagered
CSG	Beijing CITIC Scientific Games Technology Co., Ltd.
CSL	China Sports Lottery
D&A	depreciation and amortization
FASB	Financial Accounting Standards Board
Global Draw	The Global Draw Limited
GLB	Beijing Guard Libang Technology Co., Ltd.
Hellenic Lotteries	Hellenic Lotteries S.A.
ITL	International Terminal Leasing
LAP	local-area progressive
LBO	licensed betting office
LNS	Lotterie Nazionali S.r.l.
MGD	machine games duty
net win	coin-in less payouts
Northstar Illinois	Northstar Lottery Group, LLC
Northstar New Jersey	Northstar New Jersey Lottery Group, LLC
Note	refers to a note to our Consolidated Financial Statements in this Annual Report on Form 10-K, unless otherwise noted
Parspro	Parspro.com ehf
participation
with respect to our gaming business, refers to gaming machines provided to customers through service or leasing arrangements in which our revenues are calculated based on: (1) a percentage of net win; (2) fixed daily fees; (3) a percentage of the coin-in; or (4) a combination of a fixed daily fee and a percentage of the coin-in, and with respect to our lottery business, refers to a contract or arrangement in which the Company is paid based on a percentage of retail sales

PMA	private management agreement
Provoloto	SG Provoloto, S. de R.L. de C.V.
R&D	research and development
Racing Business	racing and venue management businesses
RCN	Roberts Communications Network, LLC
RFP	request for proposal
RGD	remote gaming duty
RMB	Chinese Renminbi Yuan
RMG	real-money gaming
RSU	restricted stock unit
SEC	Securities and Exchange Commission
Secured Notes	7.00% senior secured notes due 2022 issued by SGI

Senior Notes	the Secured Notes and the Unsecured Notes
SG&A	selling, general and administrative
SGI	Scientific Games International, Inc.
SHFL	SHFL entertainment, Inc.
Sportech	Sportech plc
Subordinated Notes	the 2018 Notes, 2019 Notes, 2020 Notes and 2021 Notes
Unsecured Notes	10.00% senior unsecured notes due 2022 issued by SGI
U.S.	United States of America
U.S. GAAP	accounting principles generally accepted in the United States of America
VLT	video lottery terminal
WAP	wide-area progressive
WMS	WMS Industries, Inc.

PART I
FORWARD-LOOKING STATEMENTS
Throughout this Annual Report on Form 10-K, we make "forward-looking statements" within the meaning of the U.S. Private Securities Litigation Reform Act of 1995. Forward-looking statements describe future expectations, plans, results or strategies and can often be identified by the use of terminology such as "may," "will," "estimate," "intend," "plan," "continue," "believe," "expect," "anticipate," "should," "could," "potential," "opportunity," "goal" or similar terminology. The forward-looking statements contained in this Annual Report on Form 10-K are generally located in the material set forth under the headings "Business," "Risk Factors" and "Management's Discussion and Analysis of Financial Condition and Results of Operations" but may be found in other locations as well. These statements are based upon management's current expectations, assumptions and estimates and are not guarantees of timing, future results or performance. Actual results may differ materially from those contemplated in these statements due to a variety of risks and uncertainties and other factors, including, among other things:

•	competition;

•
U.S. and international economic and industry conditions, including declines in or slow growth of lottery retail sales or gross gaming revenues, reductions in or constraints on capital spending by gaming or lottery operators and bankruptcies of, or credit risk relating to, customers;

•	limited growth from new gaming jurisdictions, slow addition of casinos in existing jurisdictions and declines in the replacement cycle of existing gaming machines;

•	ownership changes and consolidation in the casino industry;

•	opposition to legalized gaming or the expansion thereof;

•	inability to adapt to, and offer products that keep pace with, evolving technology;

•	inability to develop successful gaming concepts and content;

•	laws and government regulations, including those relating to gaming licenses and environmental laws;

•	inability to identify and capitalize on trends and changes in the gaming and lottery industries, including the expansion of interactive gaming;

•	dependence upon key providers in our social gaming business;

•	inability to retain or renew, or unfavorable revisions of, existing contracts, and the inability to enter into new contracts;

•	level of our indebtedness, higher interest rates, availability or adequacy of cash flows and liquidity to satisfy obligations or future needs, and restrictions and covenants in debt agreements;

•	protection of intellectual property, inability to license third party intellectual property and the intellectual property rights of others;

•	security and integrity of software and systems and reliance on or failures in information technology systems;

•	natural events that disrupt our operations or those of our customers, suppliers or regulators;

•
inability to benefit from, and risks associated with, strategic equity investments and relationships, including (1) the inability of our joint venture to meet the net income targets or otherwise to realize the anticipated benefits under its private management agreement with the Illinois lottery (or in connection with any termination thereof), (2) the inability of our joint venture to meet the net income targets or other requirements under its agreement to provide marketing and sales services to the New Jersey Lottery or otherwise to realize the anticipated benefits under such agreement (including as a result of a protest) and (3) the failure to realize the anticipated benefits related to the award to our consortium of an instant lottery game concession in Greece;

•
failure to achieve the intended benefits of the Bally acquisition, the WMS acquisition or our other recent acquisitions, including due to the inability to successfully integrate such acquisitions or realize synergies in the anticipated amounts or within the contemplated timeframes or cost expectations, or at all;

•
disruption of current plans and operations in connection with our recent acquisitions (including in connection with the integration of Bally and WMS), including departure of key personnel or inability to recruit additional qualified personnel or maintain relationships with customers, suppliers or other third parties;

•	costs, charges and expenses relating to the Bally acquisition and the WMS acquisition;

•	inability to complete or successfully integrate any future acquisitions;

•	incurrence of employee termination or restructuring costs, impairment charges and implementation of complex revenue recognition standards;

•	fluctuations in our results due to seasonality and other factors;

•	dependence on suppliers and manufacturers;

•	risks relating to foreign operations, including fluctuations in foreign currency exchange rates, restrictions on the payment of dividends from earnings and restrictions on the import of products;

•	dependence on employees;

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
You should also note that this Annual Report on Form 10-K may contain references to industry market data and certain industry forecasts. Industry market data and industry forecasts are obtained from publicly available information and industry publications. Industry publications generally state that the information contained therein has been obtained from sources believed to be reliable, but that the accuracy and completeness of that information is not guaranteed. While we believe industry information to be accurate, it is not independently verified by us and we do not make any representation as to the accuracy of that information. In general, we believe there is less publicly available information concerning the international gaming and lottery industries than the gaming and lottery industries in the U.S.

ITEM 1.    BUSINESS
Unless otherwise specified or the context otherwise indicates, (1) all references to the words "Scientific Games," "we," "us," "our" and the "Company" refer to Scientific Games Corporation and its consolidated entities (2) "SGI" refers to Scientific Games International, Inc., a wholly owned subsidiary of Scientific Games Corporation and (3) "U.S. jurisdictions" refer to the 50 states in the U.S. plus the District of Columbia.
Scientific Games Corporation was incorporated in the state of Delaware on July 2, 1984. We are a leading developer of technology‑based products and services and associated content for the worldwide gaming and lottery industries. Our portfolio includes gaming machines and game content, instant and draw‑based lottery games, server‑based gaming and lottery systems, casino management systems, table game products and services, sports betting technology, loyalty and rewards programs and interactive gaming and lottery content and services. We also gain access to technologies and pursue global expansion through strategic acquisitions and equity investments. We report our operations in three business segments—Gaming, Lottery and Interactive.
On November 21, 2014, the Company acquired Bally for $5.1 billion (including the refinancing of approximately $1.9 billion of existing Bally indebtedness), creating one of the largest and most diversified global gaming suppliers.
Segments
In connection with the Bally acquisition, we reviewed our operating and business segments in light of certain changes in the financial information regularly reviewed by our chief executive officer and other factors. Based on this review, we combined our previous lottery-related Instant Products and Lottery Systems business segments into one "Lottery" segment. We also determined that the interactive operating segment should be disclosed as a separate business segment and not aggregated with the gaming operating segment, reflecting the growth of the interactive operating segment. These changes, which were effective prior to December 31, 2014, had no impact on our consolidated financial statements for any periods. Prior-period business segment information for the years ended December 31, 2013 and 2012 has been adjusted to reflect the changes in business segments. See Note 2 (Business and Geographic Segments) for additional information regarding our business segments.
Gaming Segment
The gaming industry is a large and dynamic worldwide marketplace characterized by the rapid development of new technologies, products and game content. Gaming products and services are used by a diverse group of gaming operators, including commercial and tribal casinos, riverboat casinos, horse and greyhound racetracks, bars, Jai Alai facilities, truck stops, night clubs, bingo and arcade halls, LBOs and similar venues. In addition, U.S. and international lotteries may offer VLTs and other forms of gaming, such as bingo and sports wagering.
Our products are installed in all of the major regulated gaming jurisdictions in the U.S., as well as in approximately 146 international gaming jurisdictions. We believe the total installed base of gaming machines in North America is approximately 940,000 units and has been relatively stable in recent years. Growth of gaming in land-based venues is driven by the opening of new casinos in both new and existing jurisdictions and the expansion of existing casinos. In addition, the land-based gaming supply business is significantly impacted by the rate at which casinos and other gaming operators replace their gaming machines, which is dependent upon a number of factors, including their capital budgets. Virtually all sectors of the gaming industry are impacted by changes in economic conditions that impact players’ disposable incomes.
We completed our acquisition of Bally on November 21, 2014. We believe that the acquisition complements our existing gaming business by expanding our product offerings, extends our customer base, allows us to leverage the best technologies from both companies and provides operating scale. We believe that the acquisition enhances our leadership positions in our existing gaming machine and interactive gaming businesses, and elevates us to leadership positions in sectors of the gaming industry in which we have not historically had a presence, such as casino-management systems and a variety of table game products.
The following table summarizes the primary business activities and investments included in our Gaming business segment.

Segment	Primary Business Activities	Equity Investments

Gaming	• Supplying gaming machines, conversion kits, automatic card shufflers, roulette chip sorters and spare parts for all of our products to commercial, tribal and governmental gaming operators	• RCN—29.4% equity interest in a provider of communications services to racing and non-racing customers

• Leasing or otherwise providing gaming machines, automatic card shufflers, roulette chip sorters, server-based gaming systems and content and licensing proprietary table game content to commercial, tribal and governmental gaming operators
• ITL—50% equity interest in an entity from which we lease gaming machines and provide them to our customers
	• Providing video lottery central monitoring and control systems and networks for gaming regulators	• Sportech—20% equity interest in an operator and supplier of sports pools and tote systems (sold on January 9, 2014)
• Selling casino-management technology solutions and systems to commercial, tribal and governmental gaming operators

The types of products and services from which our Gaming segment derives its revenues are further discussed in Note 1 (Description of the Business and Summary of Significant Accounting Policies). Certain financial information relating to our segments, including segment revenue, operating (loss) income and total assets for the last three fiscal years and revenue and assets in the U.S. and other geographic areas, is included in Note 2 (Business and Geographic Segments). Additional information regarding our equity investments in the Gaming segment is included in Note 11 (Equity Investments).
Product sales
Our product sales include the sale of gaming machines, table products and casino-management technology solutions and systems to commercial, tribal and government casino operators and wide-area gaming operators as well as sales of VLTs, conversion kits (including game, hardware or operating system conversions), spare parts and game content.

•
Gaming machines: The majority of our product sales are derived from sales of gaming machines that include our WMS Bluebird® and Blade™ branded series of gaming cabinets that combine advanced graphics, digital music and sound effects and secondary bonus games, our Bally Pro Series branded cabinets that are currently available in upright, slant, spinning-reel, curve and other models, including the recently released Pro Wave cabinet with a unique 40-inch curved touchscreen monitor, the Pro Series Jumbo V55 cabinet measuring over nine feet tall and featuring a 55-inch widescreen vertical monitor and our SHFL Equinox branded cabinets featuring dual 22-inch widescreen LCDs, illuminated button panels and ear-level speakers. We also sell electronic table systems ("ETS") to either suit the needs of particular locations where live tables are not allowed or as productivity-enhancing solutions for other jurisdictions. Our ETS suite of products provide numerous efficiencies and benefits to casinos including reduced downtime, virtual elimination of errors, mispays and cheating and automated reporting such as wagering statistics and player tracking. Some of our ETS products enable us to offer table game content where live table games are not permitted, such as racinos (establishments that offer casino gaming in addition to betting on racing) and locations that provide VLTs.

•
Casino-management technology solutions and systems: We offer core slot, casino and table-management systems (collectively, "casino-management systems") that help our customers improve communication with players, add excitement to the gaming floor and enhance operating efficiencies through greater automation, reporting and business intelligence. Our comprehensive suite of technology solutions provides gaming operations of every size with a wide range of marketing, data management and analysis, accounting, player tracking, security and other applications and tools to more effectively manage their operations. We also provide technologies for deployment of networked, server-based gaming environments, with centralized management and control.

•
Table products: Our table products sales are generated primarily from the sale of products designed to enhance table game speed, productivity, profitability and security. Our product offerings include various models of automatic card shufflers to suit specific games, as well as deck checkers and roulette chip sorters (referred to as “Utility” products). Our card-reading shoes gather data and enable casinos to track table-game play and our baccarat viewer displays current game results and trends. Our roulette chip sorters efficiently count and organize chips for roulette table games. Our Utility products are intended to cost-effectively provide increased game speed and data on table-game play for security and marketing purposes, which in turn allows our customers to increase their profitability. Less frequently, we will sell a lifetime license to one of our proprietary table games for use on a casino floor.

•
Parts sales, conversion kits, used gaming machines and game content: We sell replacement parts, used gaming machines and hardware, operating systems and content conversion kits for our gaming machines. Sales of used gaming machines are an immaterial part of our revenue and profit and we expect to substantially limit the sales of used gaming machines starting in 2015.

Services
Our services revenue includes revenue earned from participation games, other gaming machine services and table product leasing and licensing. Participation games are gaming machines provided to customers through service or leasing arrangements in which our revenues are calculated based on: (1) a percentage of net win; (2) fixed daily fees; (3) a percentage of the coin-in; or (4) a combination of a fixed daily fee and a percentage of the coin-in. We categorize our participation gaming machines as (1) WAP, premium and daily fee participation games and (2) other leased and participation games.
WAP, premium and daily fee participation games

•
WAP participation games: WAP participation games are electronically linked gaming machines that are located across multiple casinos within a single gaming jurisdiction or across Native American gaming jurisdictions. Players across linked gaming machines contribute to and compete for large, system-wide progressive jackpots that are designed to increase gaming machine play for participating casinos by giving the players the opportunity to win a larger jackpot than on a non-WAP gaming machine. We are responsible for funding WAP jackpots. We create WAP games using our proprietary brands and also using licensed brands. Our licensed brands include, among others; MONOPOLY™, THE WIZARD OF OZ™, SPIDER-MAN™, THE LORD OF THE RINGS™ JAMES CAMERON’S TITANIC™, MICHAEL JACKSON KING OF POP™, MICHAEL JACKSON WANNA BE STARTIN’ SOMETHIN’™, THE MAGIC OF DAVID COPPERFIELD™, BETTY BOOP™ FORTUNE TELLER, GREASE®, GREASE PINK LADIES™ and WILLY WONKA AND THE CHOCOLATE FACTORY™. We operate our WAP systems in Arizona, Colorado, Louisiana, Mississippi, Missouri, Nevada and New Jersey, as well as in certain Native American casinos.

•
Premium and daily fee participation games: We offer two types of non-WAP premium and daily fee participation games: LAP and standalone. LAP games are gaming machines that are located within a single casino and are electronically linked to a progressive jackpot for that specific casino. Our LAP gaming machines feature games including those offered as WAP as well as our proprietary brands such as Jackpot Party Progressive®, Life of Luxury® Progressive and ZZ TOP LIVE FROM TEXAS™. Our LAP products leverage both exclusive brand names and game play intellectual property, and typically offer players the chance to win multiple progressive jackpots, all of which tend to result in a higher average bet on these games. Net win per gaming machine for LAP games is generally similar to non-linked standalone gaming machines on a casino floor. We also provide certain standalone participation games that are not linked to other gaming machines. Our standalone games feature titles, among others, under the licensed MONOPOLY brand and our proprietary brands, as well as other licensed brands in those jurisdictions where we do not operate a WAP system. Our standalone participation gaming machines generally feature larger, more elaborate top-boxes and provide game play experiences not possible on a single screen game or on gaming machines that we sell.

Other leased and participation games

•
Server-based gaming: We provide wide-area gaming operators, such as LBOs, bingo halls and arcades, a comprehensive package of server-based products and services under long term contracts that typically include gaming machines, remote management of game content and management information, central computer systems, secure data communication and field support services. We are typically paid a fee based on the net win generated by these gaming machines (subject to certain adjustments as may be specified in a particular contract, including adjustments for taxes and other fees). Our business in this category is primarily based in the U.K.

•
VLTs: Certain customers lease our multi-game and single-game VLTs, which include video gaming machines, mechanical reel gaming machines and video poker games. Our VLTs may be operated as standalone units or may interface with central monitoring systems operated by government agencies. Our VLTs are typically located in places where casino-style gaming is not the only attraction, such as racetracks, bars and restaurants.

•
Class II and centrally determined systems: We offer video and mechanical-reel gaming machines and VLTs for Class II and certain VLT jurisdictions where the game outcome is determined by a central server system that we provide. These Class II systems primarily operate in Native American casinos in Washington, Florida, Alabama and Oklahoma, as well as casinos in Mexico. We receive either a fixed daily fee or a percentage of the net win generated by the gaming machines or VLTs connected to the central determination system and a small daily fee for the central determination system.
Other gaming machine services

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

•
Licensing: We derive revenue from licensing our games and intellectual property to third parties. Methods for determining our license or royalty revenue vary, but are generally based on a fixed amount for each licensed game or product using the intellectual property purchased, placed or shipped in a period, a fixed daily royalty amount or a percentage of the revenue generated by the placement of the licensed game or product using the intellectual property.

Table product leasing and licensing

•
Utility product leasing: We offer Utility products under month-to-month lease arrangements that contain participation rates or fixed monthly lease rates. These arrangements include service of the product with back-up and replacement products available at the customer’s request.

•
Proprietary table games ("PTG") licensing: We license our PTG content to commercial, tribal and governmental casino operators typically under month to month lease arrangements based on fixed monthly rates. PTGs which are designed to enhance operators' table-game operations, include our internally developed and acquired PTGs, side bets, add-ons and progressive features. Our proprietary content and features are also added to public domain games such as poker, baccarat, pai gow poker, craps and blackjack table games and to electronic platforms.

Contract Procurement
Our gaming business product sales revenue is generated on an order-by-order basis. Certain of our gaming machines are sold with extended financing payment terms that are typically for a one-year period and, in some cases, up to three years. Casino-management systems are sold under contracts that generally include a combination of casino-management systems software licenses, systems-based hardware products, maintenance and product support fees and professional services. Our WAP, premium and daily fee lease contracts, our lease contracts for other leased and participation products, our VLT central monitoring and control systems contracts, our table product lease contracts and our gaming services lease contracts can generally be terminated at any time upon notification by either the customer or us subject to the applicable notice periods. The revenue from our VLT central monitoring and control systems business is derived from six U.S. and three international customers and no individual contract represents a significant portion of our gaming service revenues.
Four large bookmakers operate approximately 87% of the LBOs in the U.K. For the year ended December 31, 2014, our contracts with two of the large U.K. bookmakers represented a significant portion of our U.K. LBO server-based gaming business. Our current contract with Ladbrokes plc commenced on October 22, 2013 and is scheduled to expire on March 31, 2019. Our current contract with Gala Coral Group Ltd. commenced on January 1, 2010 and is set to expire on December 31, 2017.
Competition
The gaming machine sector is highly competitive and is characterized by the continuous introduction of new games, gaming machines and related technologies. We estimate that about 25 companies in the world manufacture gaming machines and VLTs. We compete primarily with International Game Technology ("IGT"), as well as Ainsworth Game Technology, Aristocrat Leisure Ltd ("Aristocrat"), Aruze Gaming America, Inc., Atronic Casino Technology and SPIELO International (both of which are subsidiaries of Gtech S.p.A.), Franco Gaming Ltd., Inspired Gaming Group Limited, Konami Digital Entertainment, Inc. ("Konami"), Multimedia Games, Inc. (which is a subsidiary of Global Cash Access Inc.) and the Novomatic Group of Companies. In the VLT category, we compete primarily with IGT, Gtech Holdings Corporation and SPIELO International. Our principal direct competitor in our U.K. LBO business is Inspired Gaming Group Limited.
The casino-management systems business is also highly competitive. Product features and functionality, accuracy, reliability, service level and pricing are among the factors that determine how successful systems providers are in selling their systems. Our principal competitors in casino-management systems include Aristocrat, IGT, Konami and several smaller providers in international jurisdictions. Competition for these products is intense due to the number of providers and the limited number of casinos and jurisdictions in which they operate.
With respect to our table products, we compete on the basis of the breadth of our Utility products and services and PTGs, product reliability, service, the strength of our intellectual property and the breadth of our sales, regulatory and distribution channels. Our automated shufflers also compete against hand shuffling, which remains the most competitive shuffling option for casino card games around the world. Finally, since the need for our Utility products is dependent upon the casino's use of live table games, our shufflers also compete against any products that live table games compete against.
Competition for PTG content is based on player appeal, brand recognition, price and the strength of the underlying intellectual property. We compete on this basis, as well as on the strength of our extensive sales, service, marketing and distribution channels. We also compete with non-proprietary table games such as blackjack and baccarat, as well as several companies that primarily develop and license PTGs such as Galaxy Gaming, Inc., Masque Publishing, Inc. and DEQ Systems Corp. It is easier for smaller companies to participate in developing and marketing PTG content as compared to other gaming products due to the lower cost and complexity associated with the development of these products. Finally, some of our product lines may compete against each other for space on the casino floor.
Lottery Segment
Lotteries are operated by U.S. and international governmental authorities and their licensees in approximately 180 jurisdictions throughout the world. Governments typically authorize lotteries as a means of generating revenues without imposing additional taxes. Net lottery proceeds are generally set aside for public purposes, such as education, aid to the elderly, conservation, transportation and economic development. Many jurisdictions have come to rely on the proceeds from lottery game sales as a significant source of funding for these programs. Although there are many types of lottery games worldwide, the two principal categories of products offered are draw lottery games and instant lottery games. Currently, 44 U.S. jurisdictions (including Puerto Rico) offer instant game lotteries and 46 U. S. jurisdictions (including Puerto Rico) offer draw lotteries.
An instant lottery game is typically played by removing a scratch-off protective coating from a preprinted ticket to reveal if it is a winner. Draw lottery games, such as POWERBALL® and MEGA MILLIONS®, are based on a random selection of a series of numbers, and prizes are generally based on the number of winners who share the prize pool, although set prizes are also offered. Draw lottery games are generally provided through a lottery system in which lottery terminals in retail outlets are continuously connected to a central computer system for the activation, sale and validation of lottery games and related functions. A lottery system may also be used to validate instant lottery games to confirm that a ticket is a winner and prevent duplicate payments. In some jurisdictions, separate instant game validation systems may be installed.
Lotteries may offer a range of other games. In the U.S., some lotteries offer high frequency games such as keno, which is typically played every four to five minutes in restricted social settings, such as bars, and is usually offered as an extension of the lottery system.
Based on third party data, U.S. instant lottery game retail sales and draw lottery retail sales (which we define as retail sales of draw games, keno and instant games validated by the relevant system) totaled approximately $39 billion and approximately $49 billion, respectively, for the year ended December 31, 2014. We define U.S. lottery retail sales of draw games to primarily include retail sales of draw games, keno and instant games validated by the relevant system. Based on available published industry information, we estimate that worldwide instant lottery game retail sales and worldwide draw lottery retail sales totaled approximately $76 billion and approximately $199 billion, respectively, during fiscal year 2012.
The following table summarizes the primary business activities and equity investments included in the Lottery business segment.

Segment	Primary Business Activities	Equity Investments

Lottery	• Designing, printing and selling instant lottery games	• LNS—20% equity interest in the operator of the Gratta e Vinci instant ticket lottery in Italy
	• Providing instant game-related services, such as game design, sales and marketing support and inventory management	• Northstar Illinois—20% equity interest in the private manager of the Illinois Lottery
	• Sublicensing brands for lottery products and providing lottery-related promotional products	• Northstar New Jersey—17.69% equity interest in the operating entity that provides marketing and sales services to the New Jersey Lottery
	• Supplying player loyalty programs, merchandising services and interactive marketing campaigns	• Hellenic Lotteries—16.5% equity interest in the operator of the Greek state lotteries
	• Providing lottery systems, including equipment, software, data communication services and support	• CSG—49% equity interest in the instant game supplier to the China Sports Lottery
	• Providing instant game validation systems	• GLB—50% equity interest in a provider of lottery systems and services for the China Welfare Lottery
• Providing software, hardware and related services for sports wagering and keno systems
• Printing and selling phone cards

The types of products and services from which our Lottery segment derives its revenues are further discussed in Note 1 (Description of the Business and Summary of Significant Accounting Policies). Certain financial information relating to our segments, including segment revenue, operating (loss) income and total assets for the last three fiscal years and revenue and assets in the U.S. and other geographic areas, and revenue and assets in the U.S. and other geographic areas is included in Note 2 (Business and Geographic Segments).
In 1974, we introduced the first secure instant lottery game ticket. We generate revenue from the manufacturing and sale of instant lottery games, as well as the provision of value-added services such as game design, sales and marketing support, specialty games and promotions, inventory management, warehousing, fulfillment services, as well as full instant game category management. We believe these services help lotteries effectively manage and support their operations, achieve higher retail sales and lower operating costs. We also provide licensed games and promotional and interactive marketing services to the lottery industry.
We believe we are the leading designer, manufacturer and distributor of instant lottery games in the world. We market instant lottery games and related services to U.S. and international lotteries and commercial customers. We supply instant lottery games to 39 of the 44 U.S. jurisdictions (including Puerto Rico) that sell instant lottery games and have sold instant lottery games to customers in approximately 50 countries. Our U.S. instant lottery game contracts typically have an initial term of three to five years and frequently include multiple renewal options for additional periods ranging from one to five years, which our customers have generally exercised in the past. We typically sell our instant lottery games on a price-per-unit or participation basis. Certain of our international customers purchase instant lottery games as needed rather than under multi-game supply contracts.
Some of our contracts bundle the design and manufacturing of instant lottery games, instant game management systems and marketing and other services, such as the design and installation of game management software, inventory and distribution, sales, accounting, training and advisory services, market research and retailer training and recruitment. We are typically paid on a participation basis under these contracts.
We operate five instant lottery game printing facilities across four continents (including a facility owned by CSG) with an aggregate capacity to print in excess of 46 billion 2" by 4" equivalent standard instant lottery tickets annually. Our instant lottery tickets are typically printed on recyclable ticket stock by a series of computer-controlled presses and ink-jet imagers, which we believe incorporate the most advanced technology and security in the industry. Instant lottery tickets generally range in size from 2" by 3" to as large as 8" by 12".
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
We provide lotteries with access to some of the world's most popular entertainment brands on lottery products, which we believe helps increase our customers' instant game sales. Our licensed entertainment brands include AMC®-THE WALKING DEAD®, HARLEY-DAVIDSON®, LOTERIA®, MAJOR LEAGUE BASEBALL®, MARGARITAVILLE®, MONOPOLY, NATIONAL BASKETBALL ASSOCIATION®, THE PRICE IS RIGHT® and SLINGO®. We also provide branded merchandise, advertising, promotional support, drawing management services and prize fulfillment programs. In addition, we offer lotteries interactive marketing services through our Properties Plus® program which features players clubs, reward programs, second chance promotional websites, interactive games and subscription systems that enable players to purchase lottery games securely over the internet.
We are a leading provider of lottery systems, including customized computer software, software support, equipment and data communication services, to lotteries. In the U.S., we typically provide the necessary equipment (including point-of-sale terminals), software and maintenance services pursuant to long-term contracts that typically have an initial term of at least five years under which we are generally paid a fee equal to a percentage of the lottery's total retail sales. Our U.S. contracts typically contain multiple renewal options that generally have been exercised by our customers in the past. Internationally, we typically sell point-of-sale terminals and/or computer software to lottery authorities and may provide ongoing fee-based systems and software support services.
Our lottery systems use proprietary technology that facilitates high-speed processing of draw lottery game wagers as well as validation of winning draw and instant lottery games. This business includes the supply of proprietary transaction-processing software, draw lottery games, keno, point-of-sale terminals, central site computers and communication platforms as well as ongoing operational support and maintenance services. We believe we are a leading provider of lottery systems to lotteries in the U.S. and internationally. We have contracts to operate lottery systems for nine of the 46 U.S. jurisdictions (including Puerto Rico) that operate draw lotteries. In addition, we have a contract with the manager of the Indiana lottery to operate the lottery system in the state of Indiana. Internationally, we have lottery systems operating in Canada, China, France, Germany, Hungary, Iceland, Israel, Italy, Latvia, Mexico, Norway, the Philippines, Spain and Switzerland.
The fees we earn under our lottery systems contracts are generally included in our services revenue. Revenue from the sale of our point-of-sale terminals and/or computer software is included in our product sales revenue, while the fees we generate from ongoing systems and software support are generally included in our services revenue.
We have strategic equity investments in LNS, Northstar Illinois, Northstar New Jersey, Hellenic Lotteries, CSG and GLB, which entities operate or assist in the operation of lotteries. We are also the primary provider of instant lottery games to LNS and Northstar New Jersey and the exclusive provider of instant lottery games to Northstar Illinois and Hellenic Lotteries. We are also the exclusive provider of instant game validation services to the CSL under an agreement that expires in January 2016 (and is not expected to be renewed). For additional information regarding our agreement with the CSL, see "Management's Discussion and Analysis of Financial Condition and Results of Operations—Results of Operations" in Item 7 of this Annual Report on Form 10-K. Additional information regarding these equity investments is included in Note 11 (Equity Investments).
Contract Procurement
Lotteries in the U.S. typically operate under state-mandated public procurement regulations. See further discussion in "Government Regulation" in this Item 1 of this Annual Report on Form 10-K. Lotteries typically select an instant game or lottery system by issuing a RFP, which outlines the products and services to be delivered and related contractual obligations. An evaluation committee frequently comprised of key lottery staff typically evaluates RFP responses based on various criteria, including the quality of product and/or technical solutions, security plan and features, experience in the industry, quality of personnel and services to be delivered and price. We believe that our product functionality and game content, the quality of our personnel, our technical expertise and our demonstrated ability to help lotteries increase their revenues may give us an advantage relative to our competitors when responding to lottery RFPs in the U.S. However, many lotteries award contracts to the qualified vendor strictly based on their offering the lowest price, regardless of these other factors. Contract awards by lottery authorities are sometimes challenged by vendors that were not selected, which can result in protracted legal proceedings.
Internationally, lottery authorities do not always utilize a formal bidding process, but rather may engage in negotiations with one or more potential vendors. Our international lottery service contracts typically include automatic renewal provisions and may not have specified expiration dates. These service contracts can generally be terminated at any time upon notification by either the customer or us subject to the applicable notice periods.

The table below lists our more significant lottery contracts representing approximately 32% of our Lottery revenue. The U.S. lottery industry's 2014 fiscal year generally ended on June 30, 2014. We are the exclusive provider of systems in the lottery systems contracts listed below and we are the primary supplier of instant lottery games where indicated below. The commencement date of the contract is the date we began generating revenue under such contract, which for our lottery contracts is typically the start-up date. The table below also includes instant or draw lottery game retail sales, (as applicable), if publicly available, for each jurisdiction.

Lottery/Operator	Fiscal 2014 State Instant Game or Lottery Systems Retail Sales (in millions)	Type of Contract	Commencement Date of Current Contract	Expiration Date of Current Contract (before any exercise of remaining renewal options)	Current Renewal Options Remaining
Florida *	$3,417	Instant Games - Participation	October 2008	September 2018	None
Georgia *	$2,728	Instant Games - Participation	September 2003	September 2018	None
Pennsylvania *	$2,544	Instant Games - Participation	August 2007	August 2017	None
Pennsylvania	$3,793	Lottery systems	January 2009	December 2018	None
Northstar Illinois *	$1,757	Instant Games - Participation	July 2011	January 2018	None
China Sports Lottery (1)	RMB 15,727	Lottery systems	January 2008	January 2016	None
Camelot Group plc (U.K.) (2)	£2,141	Instant Games - Participation	November 2013	January 2023	None
LNS (Italy)	€9,442	Instant Games - Price-per-unit	October 2010	September 2019	1 nine-year
____________________________________________________________________________________________________________________________________
* Primary supplier (or, in the case of Northstar Illinois, exclusive supplier)

(1)	We currently expect that this contract will not be renewed or extended.

(2)	Camelot Group plc is the lottery operator of the U.K. National Lottery.
Competition
The instant lottery game sector is highly competitive and continues to be subject to intense price-based competition. Our principal instant lottery game competitors in the U.S. are Pollard Banknote Limited and Gtech S.p.A. Except as permitted by the North American Free Trade Agreement with respect to Canada, it is currently illegal to import lottery games into the U.S. from a foreign country. Our business could be adversely affected should additional international competitors in Canada export lottery products to the U.S. or should other international competitors establish instant game printing facilities in the U.S. or Canada to supply the U.S. Internationally, a number of instant lottery game vendors compete with us including the competitors noted above as well as diversified printers in India, China and Latin America. Our principal competitors in the supply of lottery-related licensed games, promotional entertainment and loyalty or rewards programs are Alchemy3 LLC, ePrize LLC, Gtech S.p.A., Pollard Banknote Limited and Intralot S.A.
The lottery systems business is also highly competitive and continues to be subject to intense price-based competition. Our principal competitors in this business are Gtech S.p.A., Intralot S.A. and Tattersalls Group. We also compete with various suppliers of lottery system components, such as terminals and computer systems, as well as lottery operators that internally develop their own systems.
As countries liberalize gaming regulations, lotteries may expand their scope by offering sports wagering, gaming machines, interactive gaming or other forms of gaming, which may introduce new suppliers that compete with us for lottery customers. In some jurisdictions, the liberalization of gaming regulations has included the privatization or outsourcing of all or a portion of the lottery operations via a competitive bidding process. We believe Camelot Group plc, the Tattersalls Group, Gtech S.p.A. and Intralot, S.A. to be among those who may bid on such opportunities.
Interactive Business
The rapidly evolving interactive gaming sector includes social (non-wagering) gaming and interactive RMG. Through the Interactive segment, we make available WMS, Bally and third-party branded content directly to players of social gaming, or—in the case of RMG—directly to online casino operators. Similar to traditional land-based gaming, the appeal and performance of our game content is an important contributor to our success in the interactive gaming business. Our interactive gaming business is increasingly focused on products and services that operate on both mobile and desktop products and platforms.
Segment
The following table summarizes the primary business activities included in the Interactive business segment.

Segment	Primary Business Activities	Equity Investments

Interactive	• Operating social casino-style, slot-based games through Facebook® and various desktop and mobile platforms.	None
• Provision of play-for-fun and play-for-free white-label gaming for traditional land-based casinos.
• Provision of content, via remote game server technology, to licensed online casino operators on both desktop and mobile platforms.
• Provision of content and technology for on-premises mobile interactive gaming to traditional land-based casinos.
The types of products and services from which our Interactive segment derives its revenues are further discussed in Note 1 (Description of the Business and Summary of Significant Accounting Policies). Certain financial information relating to our segments, including segment revenue, operating (loss) income and total assets for the last three fiscal years and revenue and assets in the U.S. and other geographic areas, is included in Note 2 (Business and Geographic Segments).
We provide interactive gaming products and services for both social gaming and RMG, available via desktop and mobile devices.

•
Social Gaming: We host Jackpot Party® Social Casino ("JPSC") and Gold Fish® Casino Slots ("GFC") on various platforms. With the recent acquisition of Bally, we also host Dragonplay Slots, Dragonplay Poker, Live Hold’em Pro Poker and Wild Bingo. Our products are available in the following formats:

	Facebook	Apple® platform (aka iOS)	Android® platform	Kindle® platform	Microsoft Windows 8
JPSC	X	X	X	X	X
GFC	X	X	X	X
Dragonplay Slots	X	X	X		X
Dragonplay Poker	X	X	X
Live Hold’em Pro Poker	X	X	X
Wild Bingo	X		X
In our social gaming business, we earn revenue from the sale of virtual coins or chips, which players can use to play (i.e., spin in the case of slots, bet in the case of poker) our WMS® branded (slots), Dragonplay branded (slots, poker) or third-party branded (slots) games. Revenue is recorded when the purchased coins or chips are used by the customer. We also host play-for-fun and play-for-free services for traditional land-based casinos and earn revenue based on fixed fees, a share of the proceeds from the sale of virtual coins, or a mix of fixed fees and a share of such proceeds.

•
For RMG we serve online casino operators, primarily in Europe, by offering our games on a participation basis. We host our game content on our centrally-located servers (often referred to as remote game servers) that are integrated into the online casino operators’ websites. We typically earn a percentage of the operator’s net gaming revenue generated by their players playing the games we host. We also host on-premises interactive gaming for certain customers and earn revenue based on fixed fees, a revenue share with our online casino-customer, or a mix of fixed fees and revenue share.

We believe that growth in our interactive gaming business is driven largely through new channels of distribution, such as the various types of mobile gaming platforms, the expansion of legal interactive RMG jurisdictions, the addition of social gaming products, such as our newest social game, Gold Fish Casino Slots, which we launched in early 2014, the number and quality of our proprietary and third-party branded games released and available to players, the addition of traditional land-based casino operators and RMG operators that are not currently customers, the effectiveness of our marketing efforts designed to engage new players and re-engage existing players, and the prominence of our offerings on operators’ websites, which is not controlled by us.

Virtually all sectors of the interactive gaming industry are impacted by changes in economic conditions that impact players’ disposable income.
Our revenue from the Interactive segment is included in services revenue.
Contract Procurement
Our interactive social gaming revenue is typically generated from a high volume of players' one-time purchase transactions of virtual coins which are used to play the games, whereas our RMG revenue is generated under license agreements with online casino operators that typically have a duration of approximately three years.
Competition
In our social gaming business, since games are free to play, we compete for the leisure time and discretionary spending of consumers with other interactive entertainment companies, and where our primary competitors include DoubleDown Interactive, a subsidiary of IGT, Caesars Entertainment Corporation, Big Fish Games Inc., Blue Shell Games LLC., High 5 Games and Zynga Inc.  In our RMG business, our primary competitors are Playtech Limited, Net Entertainment, Microgaming Software Systems Ltd., IGT, NYX Gaming Group, High 5 Games and SPIELO International.
Strategy
Our vision is to become the most successful gaming company in the world and the partner of choice for gaming and lottery operators by creating imaginative, entertaining and engaging experiences across a variety of distribution channels. To this end, we are focused on the following strategies:

•
Develop innovative content, products and services—We place great emphasis on producing innovative and high-performing gaming and lottery content, products and services. We seek to develop innovative and differentiated content, products and services with unique features and functionality by capitalizing on the creativity of our workforce, accessing our expansive content library and portfolio of proprietary and licensed intellectual property, and utilizing extensive player and customer research. In addition, we intend to take advantage of state-of-the-art operating system development and game tools to improve our development processes and generate game production efficiencies.

•
Deepen customer-centric focus—We seek to take advantage of our ability to fulfill a broad range of needs of our customers by virtue of the wide array of gaming, lottery and interactive products and services that we offer, including gaming machines, gaming and lottery systems, casino management systems, table game products and instant lottery products. We aim to utilize this expansive portfolio of gaming, lottery and interactive products and services and our extensive industry experience to provide the optimal solutions to our customers and become their partner of choice. We look to align our extensive research and development activities to effectively address our customers’ needs. As we operate a significant portion of our business on a participation basis, we will continue to focus on helping our customers grow their revenue, and thereby grow our revenue.

•
Leverage our scale and scope to drive synergies and other benefits—In connection with our recent acquisitions, we plan to leverage our larger scale and scope and best practices in areas such as research and development, global sourcing, manufacturing and logistics in order to lower our cost, accelerate our speed to market and enhance customer satisfaction. We expect to achieve significant cost synergies from the Bally acquisition, with a large portion of the savings targeted for 2015 and the full amount targeted to be realized within two years of closing the Bally acquisition. We look to realize these savings through reductions in headcount, elimination of duplicative costs, increased purchasing power, improved processes resulting from integrating existing game development studios, consolidation of manufacturing facilities and other initiatives.

•
Capitalize on growth opportunities—We seek to leverage our diversified portfolio of gaming and lottery solutions, our broad international presence and our extensive business development and government relations capabilities to extend our gaming and lottery businesses to new jurisdictions and expand our penetration in existing jurisdictions, including in the Asia-Pacific region. Following our recent acquisitions, we also plan to pursue opportunities to cross-sell or cross-utilize the combined company’s expansive portfolio of game content, intellectual property and licensed brands across multiple distribution channels in order to grow our revenue.

Research and Product Development
We believe our ability to attract new gaming, lottery and interactive customers and retain existing customers depends in part on our ability to evolve our product line by continually developing world-class games, hardware, systems technology and functionality to enhance player entertainment and customer profitability. We are also focused on expanding utilization of the internet and other interactive technologies to increase play. Our gaming machines are usually designed and programmed by our internal engineering staff and game development studios with the input and cooperation of our customers. We believe that many of our innovations have become industry standards.
We have Gaming R&D personnel located in our Las Vegas, Nevada R&D facility and our state-of-the-art technology campus in Chicago, Illinois. A large portion of our Lottery R&D team is based in our Alpharetta, Georgia facilities. We also have game development studios in Las Vegas, Nevada, Sydney, Australia, Manchester, England and India (including Bangalore, Chennai and Pune), with additional R&D staff for our gaming, lottery and interactive businesses in other locations, including Reno, Nevada and Vienna, Austria. Each of our game development studios works concurrently on multiple games and is staffed with producers, software developers, graphic artists, mathematicians, composers and game designers. We believe that we are able to more easily recruit and retain top talent to develop games and systems specific to each market as a result of our global presence. During the years ended December 31, 2014, 2013 and 2012, our R&D expense totaled $117.0 million, $26.0 million and $6.6 million, respectively.
Intellectual Property
Many of our products utilize intellectual property rights, including trademarks, copyrights, patents and trade secrets.  We consider our intellectual property rights to be, in the aggregate, material to our business. We protect our investment in research and development by seeking intellectual property protection as appropriate for our technologies and content. We also acquire and license intellectual property from third parties.
The terms of our patents vary based on the date and jurisdiction of filing. The term of U.S. patents generally expires 20 years from the date of filing of the first non-provisional patent application in a family of patents. The actual protection afforded by a patent depends upon the type of patent, the scope of its coverage and the availability of legal remedies in the applicable country. Certain technology, which is material to our gaming, lottery and interactive businesses, is the subject of patents issued and patent applications currently pending in the U.S. and certain other countries. Our lottery business utilizes our patented and patent-pending technology in the production, secure printing, validation and distribution of instant lottery games. Our gaming and interactive businesses utilize our patented and patent-pending technology in games and associated platforms and systems. In addition, we patent and license game content as part of our licensed properties and gaming businesses.
We market many of our products under trademarks and copyrights that provide product differentiation and recognition and promote our portfolio of product offerings. Many of our games are the subject of registered copyrights. In addition, we generally seek to register our trademarks for the names and designs under which we market and license our significant products and game concepts.  Protections for trademarks exist in many countries, including the U.S., for as long as the trademark is registered or used.  Registrations are generally issued for fixed, but renewable terms, although trademark rights may exist whether or not a mark is registered and the duration of the registrations vary by country.
We believe that our use of licensed brand names and related intellectual property contributes to the appeal and success of our products, and that our future ability to license, acquire or develop new brand names is important to our continued success. Therefore, we continue to invest in the recognition of our brands and brands that we license. Certain of our games are based on popular brands licensed from third parties, such as Hasbro International, Inc., Fremantle Media North America, CBS Studios Inc., Turner Entertainment Co., Warner Bros. Consumer Products Inc., Harley-Davidson, Playboy Enterprises International, Inc., Paramount Pictures Corporation, Hearst Holdings Inc., King Features Syndicate Division, Twentieth Century Fox Licensing and Merchandising, Major League Baseball and National Basketball Association. Brand license terms typically obligate us to make minimum guaranteed royalty payments over the duration of the license period and to make advance payments against those commitments. Licensors also typically have the right to inspect and approve the use of licensed property.
IGT administers a pool of patents relating to "ticket-in ticket-out" technology that enables casino patrons to cash out from a gaming machine and receive a printed ticket instead of coins. This technology is utilized in substantially all of our gaming machines. We have a license for certain patents related to this technology through the expiration date of the relevant patents.
From time to time we become aware of potential infringement of our intellectual property by competitors and other third parties and consider what action, if any, to take in that regard, including litigation where appropriate. We are also subject to threatened or actual intellectual property-related claims by third parties from time to time.
Production Processes, Sources and Availability of Components
We currently produce substantially all of our gaming machines at our facilities in Las Vegas, Nevada, Sydney, Australia and Waukegan, Illinois. We also have finishing lines in our Barcelona, Spain facility, as well as in Midrand, South Africa and Buenos Aires, Argentina. These finishing lines allow for the completion and testing of our gaming machine assemblies from our facilities in Waukegan and Las Vegas. We also refurbish used gaming machines at our Las Vegas facility. In connection with the integration of the Bally acquisition, in 2015, we plan to move manufacturing operations from Waukegan to Las Vegas and close and sell the Waukegan facility.
Manufacturing commitments are generally based on expected quarterly sales orders from customers. Due to uneven order flow from customers, component parts common to all gaming machines are purchased and assembled into partial products that are inventoried to be able to quickly fill final customer orders. Our gaming machine manufacturing processes generally consist of assembling component parts and sub-assemblies into a complete gaming machine.
Utility products including automatic card shufflers and roulette chip sorters are assembled in one of our Las Vegas facilities and by a third party near Salzburg, Austria.
Hardware and component parts associated with our casino-management systems are housed primarily in our Las Vegas facilities. These parts do not require a significant amount of assembly and are used primarily in systems implementations, which take place at customer locations.
Our dedicated computer-controlled printing process is specifically designed to produce secure instant lottery games for government-sanctioned lotteries. Our facilities support high-speed variable image printing, packaging and distribution of instant lottery games and capability to track instant games from the point of production through delivery to retailers. Instant lottery games are delivered finished and ready for distribution by the lottery authority (or by us under certain contracts). An instant lottery game that has been removed at any point in the distribution chain in an unauthorized manner can be flagged and invalidated in the event that it is used to claim winnings. Paper and ink are the principal raw materials consumed in our instant lottery manufacturing operations.
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
The raw materials used in manufacturing our lottery terminals and gaming machines include various metals, plastics, wood, glass and numerous component parts, including electronic subassemblies, computer boards and LCD screens. We believe that our sources of supply of component parts and raw materials are generally adequate.
Seasonality
Our results of operations can fluctuate due to seasonal trends and other factors. Sales of our gaming machines to casinos are generally strongest in the spring and slowest in the summer, while revenue from our participation gaming machines is generally highest in the spring and summer. See the risk factor captioned "-Our results of operations fluctuate due to seasonality and other factors, and therefore, our periodic operating results are not guarantees of future performance" under the heading "Risk Factors" in Item 1A of this Annual Report on Form 10-K for additional information.
Employees
As of December 31, 2014, we employed approximately 9,000 persons worldwide, with 5,300 employed domestically and 3,700 employed internationally.
Government Regulation
General
The gaming and lottery industries are generally subject to extensive and evolving regulation that customarily includes some form of licensing or regulatory screening of operators, suppliers, manufacturers and distributors and their applicable affiliates, as well as their major shareholders, officers, directors and key employees. In addition, certain of our gaming products and technologies must be certified or approved in certain jurisdictions in which we operate. Regulators review many facets of an applicant or holder of a license, including its financial stability, integrity and business experience. Any failure to receive a license or the loss of a license that we currently hold could have a material adverse effect on us or on our results of operations, cash flow or financial condition.

While we believe that we are in substantial compliance with all material gaming and lottery laws and regulatory requirements applicable to us, there can be no assurance that our activities or the activities of our customers will not become the subject of any regulatory or law enforcement proceeding or that any such proceeding would not have a material adverse impact on us or our results of operations, cash flow or financial condition.
We have developed and implemented a rigorous internal compliance program in an effort to ensure that we comply with legal requirements imposed in connection with our gaming and lottery activities, as well as legal requirements generally applicable to all publicly traded companies. The compliance program is run on a day-to-day basis by our chief compliance officer with legal advice provided by attorneys in our legal and compliance departments as well as outside experts. The compliance program is overseen by the compliance committee of our board of directors, which is comprised of non-employee directors and a non-employee gaming law expert. While we are firmly committed to full compliance with all applicable laws, there can be no assurance that our compliance program will prevent the violation of one or more laws or regulations, or that a violation by us or an employee will not result in the imposition of a monetary fine or suspension or revocation of one or more of our licenses.
In the European Union, various judgments by the Court of Justice of the European Union ("CJEU") have addressed the approaches adopted by certain member states to restrict and/or regulate gaming. Topics addressed in those judgments include the ability of member states to grant, or to maintain, monopolies for gaming and lottery activities and the power of member states to limit access by gaming and/or lottery providers established elsewhere in the European Union. Several cases on these subjects are currently pending in the CJEU.
While we believe that we have developed appropriate procedures and policies to comply with the requirements of these evolving laws and legal pronouncements, there can be no assurance that our activities or the activities of our customers will not become the subject of law enforcement proceedings or that any such proceedings would not have a material adverse impact on us or our business plans. Furthermore, laws and regulations applicable to lotteries and gaming in U.S. and international jurisdictions are subject to change and the effect of such changes on our ongoing and potential operations cannot be predicted with certainty.
From time to time, we retain government affairs representatives in various U.S. and international jurisdictions to advise elected and appointed officials and the public concerning our views on gaming and lottery-related legislation, as well as to monitor such legislation and to advise us in our relations with gaming and lottery authorities.
Gaming
We provide our games, gaming machines, gaming systems, table products and related products and services in legal gaming jurisdictions worldwide. The manufacture, distribution, provision and/or operation of our gaming products and services is subject to regulation and approval by various city, county, state, provincial, federal, tribal and foreign agencies. The primary purposes of these rules are to (1) ensure the responsibility, financial stability and character of the parties involved in these activities through licensing requirements, (2) ensure the integrity and compliance of our gaming products and services and (3) prohibit the use of gaming products and services at unauthorized locations or for the benefit of undesirable parties.
Typically, gaming regulations in the jurisdictions in which we operate are established by statute and are administered by a regulatory agency with broad authority to interpret gaming regulations and to regulate gaming activities. Among other things, gaming authorities in the various jurisdictions in which we are licensed:

•	adopt additional rules and regulations under the implementing statutes;

•	investigate violations of gaming regulations;

•	enforce gaming regulations and impose disciplinary sanctions for violations of such laws, including fines, penalties and revocation of gaming licenses;

•	review the character and fitness of manufacturers, distributors and operators of gaming products and services and make determinations regarding their suitability or qualification for licensure;

•	grant licenses for the manufacture, distribution and operation of gaming products and services;

•	review and approve transactions (such as acquisitions, material commercial transactions, securities offerings and debt transactions); and

•	establish and collect related fees and/or taxes.

We believe we hold all of the licenses and permits necessary to conduct our business. In all, we are authorized to sell, lease or operate our gaming products and services in more than 400 jurisdictions worldwide (including jurisdictions that do not require licensing), including nearly 150 international gaming jurisdictions.
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
Lottery
Forty-four U.S. states, the District of Columbia, Puerto Rico, all the Canadian provinces, China and many other countries outside the U.S., including countries in Europe, currently authorize lotteries. The operation of lotteries in the U.S. and internationally is subject to extensive regulation. Although certain features of a lottery, such as the percentage of gross revenues that must be paid back to players in prize money, are usually set by legislation, lottery regulatory authorities generally exercise significant discretion, including with respect to the determination of the types of games played, the price of each wager, the manner in which the lottery is marketed and the selection of suppliers of equipment, technology and services and retailers of lottery products.
To ensure the integrity of contract awards and lottery operations, most jurisdictions require detailed background disclosure on a continuous basis from, and conduct background investigations of, vendors and their officers, directors, subsidiaries, affiliates and principal stockholders. Background investigations of the vendors' employees who will be directly responsible for the operation of lottery systems are also generally conducted and most states reserve the right to require the removal of employees who they deem to be unsuitable or whose presence they believe may adversely affect the operational security or integrity of the lottery. Certain jurisdictions also require extensive personal and financial disclosure and background checks from persons and entities beneficially owning a specified percentage (typically five percent or more) of a vendor's securities. The failure of such beneficial owners of our securities to submit to background checks and provide such disclosure could result in the imposition of penalties upon these beneficial owners and could jeopardize the award of a lottery contract to us or provide grounds for termination of an existing lottery contract.
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
Interactive
In the United States, the Unlawful Internet Gambling Enforcement Act of 2006 ("UIGEA") prohibits among other things, the acceptance by a gambling business of a wager by means of the internet where such wager is prohibited by any applicable law where initiated, received or otherwise made. UIGEA imposes potentially severe criminal and civil sanctions on the owners and operators of such systems and on financial institutions that process wagering transactions. The law contains a safe harbor for wagers placed within a single state (disregarding intermediate routing of the transmission) where the method of placing the bet and receiving the bet is authorized by that state's law, provided the underlying regulations establish appropriate age and location verification.
Within the past two years, state-authorized internet casino gaming has been launched in Delaware and New Jersey and state authorized online poker has been launched in Nevada. A number of other states are also considering adopting legislation to specifically authorize interactive gaming or online poker. Additionally, several state lotteries have recently commenced offering (and other lotteries are considering offering) internet instant game sales to in-state lottery customers.
However, there have been various bills proposed recently in the U.S. to restrict or prohibit interactive gaming and lottery sales. Very significant resources are being devoted to supporting these efforts. Although these efforts have generally not been successful, there can be no assurance that laws restricting interactive gaming or lottery sales will not be passed at either the federal or state level.

To varying degrees, a number of European governments have taken steps to change the regulation of internet wagering through the implementation of new or revised licensing and taxation regimes, some of which include the imposition of sanctions on unlicensed providers. Countries outside Europe and the U.S. have also begun evaluating interactive gaming regulation and an increase in regulated markets outside of the U.S. and Europe is likely to continue.
We continue to devote significant attention to monitoring these developments. However, we cannot predict the timing, scope or terms of any state, federal or foreign regulations relating to interactive gaming and lottery sales.
Additional Information Regarding Government Regulations
As the gaming regulations of many jurisdictions are similar and we operate in a large number of jurisdictions, we are not including descriptions of the specific gaming requirements in the different jurisdictions in which we operate. For additional information, we have filed a summary of the gaming regulations that govern our businesses as an exhibit to Scientific Games Corporation’s Annual Report on Form 10-K. See Exhibit 99.12 (Gaming Regulations). In addition, see "Risk Factors " in Item 1A of this Annual Report on Form 10-K for a discussion of risk factors related to gaming and lottery regulations to which we may be subject.
Executive Officers of the Company
Certain information regarding each of our executive officers is set forth below.

Name	Age	Position
M. Gavin Isaacs	50	President and Chief Executive Officer
Scott D. Schweinfurth	61	Executive Vice President and Chief Financial Officer
Derik Mooberry	42	Executive Vice President and Group Chief Executive, Gaming
James C. Kennedy	58	Executive Vice President and Group Chief Executive, Lottery
Kathryn S. Lever	46	Executive Vice President and General Counsel
Larry A. Potts	67	Senior Vice President, Chief Compliance Officer and Director of Security
Steve W. Beason	53	Enterprise Chief Technology Officer
Jeffrey B. Johnson	50	Vice President, Finance and Chief Accounting Officer
M. Gavin Isaacs has served as President and Chief Executive Officer as well as a member of the Board of Directors since June 2014. Mr. Isaacs was previously the Chief Executive Officer of SHFL from April 2011 to November 2013, and the Executive Vice President and Chief Operating Officer of Bally from 2006 to 2011. Mr. Isaacs is a 15‑year industry veteran, including prior executive leadership positions at Aristocrat. Mr. Isaacs is a Trustee and former President of the International Association of Gaming Advisors ("IAGA") and a member of the Board of Directors of the American Gaming Association.
Scott D. Schweinfurth has served as Executive Vice President and Chief Financial Officer since April 2014 and as the Corporate Secretary since March 2015. Mr. Schweinfurth served as Senior Vice President, Chief Financial Officer of Gaming and Chief Integration Officer from October 2013 until April 2014. From 2000 to October 2013, Mr. Schweinfurth served as Executive Vice President, Chief Financial Officer and Treasurer of WMS, which was acquired by the Company in October 2013. Prior to joining WMS, Mr. Schweinfurth served as Senior Vice President, Chief Financial Officer and Treasurer of Bally and, prior to that, Mr. Schweinfurth worked at Ernst & Young LLP. Mr. Schweinfurth is a registered certified public accountant and is Co-Chairman of the Audit Committee of IAGA.
Derik Mooberry serves as Executive Vice President and Group Chief Executive of Gaming. Mr. Mooberry joined the Company from Bally in November 2014. Previously, he served as Senior Vice President of Games, Table Game Products and Interactive Research & Development for Bally. He has also held roles as Bally’s Vice President of Systems Operations, Vice President of Strategic Planning, Vice President of System Sales-Western North America, Vice President of North America Game Sales, as well as Vice President of Sales-Americas since joining Bally in 2001.
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
Kathryn S. Lever serves as Executive Vice President and General Counsel. Ms. Lever joined the Company from Bally in November 2014. Ms. Lever joined Bally from SHFL in November 2013. Prior to joining SHFL in 2011, Ms. Lever was

General Counsel and Executive Vice President of Global Cash Access and prior to that was a partner with the Las Vegas law firm Schreck Brignone (now Brownstein Hyatt Farber Schreck). Before joining Schreck Brignone, Ms. Lever practiced law in Canada representing high-tech and bio-tech companies in private and public equity transactions. She is the President of IAGA.
Larry A. Potts has served as Senior Vice President, Chief Compliance Officer and Director of Corporate Security since March 2015. Previously he served as Vice President, Chief Compliance Officer and Director of Security since February 2006. Mr. Potts joined the Company in September 2004 as Vice President, Security and Compliance. Previously, he was the Chief Operating Officer of an international consulting and investigative company in Washington, D.C. Prior to that, he served as a Special Agent of the Federal Bureau of Investigation for over 23 years, where he served in a number of management positions, including Deputy Director.
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
Jeffrey B. Johnson joined the Company in September 2011 and serves as Vice President, Finance, and Chief Accounting Officer. Previously, Mr. Johnson was the Executive Vice President and Chief Financial Officer for Tensar Corporation, a global engineering services and construction products manufacturing company. Prior to that, he served as Vice President, Corporate Controller and Chief Accounting Officer for Tempur-Pedic International Inc., a publicly traded consumer products company. Prior to 1999, Mr. Johnson was a Manager of Audit and Business Advisory Services at Andersen LLP. Mr. Johnson is a certified public accountant and a certified management accountant.
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

ITEM 1A.    RISK FACTORS
The risks described below are not the only risks facing us. Please be aware that additional risks and uncertainties not currently known to us or that we currently deem to be immaterial could also materially and adversely affect our business operations. You should also refer to the other information contained in our periodic reports, including the Forward-Looking Statements section, our consolidated financial statements and the related notes and Management’s Discussion and Analysis of Financial Condition and Results of Operations for a further discussion of the risks, uncertainties and assumptions relating to our business. Except where the context otherwise indicates, references below to the "Company," "we," "our," "ours" and "us" include our subsidiaries, including Bally.
We operate in highly competitive industries and our success depends on our ability to effectively compete with numerous domestic and foreign businesses.
We face significant competition in our traditional gaming and lottery businesses and in the evolving interactive gaming and lottery industries, not only from our traditional competitors but also from a number of other domestic and foreign providers (or, in some cases, the operators themselves), some of which have substantially greater financial resources and/or experience than we do. In addition, we cannot assure you that our products and services will be successful or that we will be able to attract and retain players as our products and services compete with other offerings, which may impact our results of operations, cash flows and financial condition.
Gaming
Our gaming business faces significant competition, including from illegal operators. There are a limited number of gaming operators and many established companies offer competing products. We compete on the basis of price and financing terms, the content, features, quality and functionality of our products and the quality and responsiveness of our services. Some of our product lines may compete against each other for space on the casino floor. Consolidation of casino operators, increased competition among casino operations and economic conditions causing reductions in capital expenditures by casino operators have significantly increased the level of competition among gaming machine providers.
We also face high levels of competition in the supply of products products for newly legalized gaming jurisdictions and for openings of new or expanded casinos. Our success is dependent on our ability to successfully enter new markets and compete successfully for new business especially in the face of declining demand for gaming machine replacements.
We also compete to obtain space and favorable placement on casino gaming floors. Casino operators focus on price, performance, longevity and player appeal when making their purchasing decisions. Competitors with a larger installed base of gaming machines and more game themes than ours may have an advantage in obtaining and retaining placements in casinos. Additionally, we face competition from the increased number of small gaming equipment companies that have emerged in the gaming space in recent years and are able to focus their resources on developing a smaller number of high‑performing products.
We have offered customers discounts, free trials and free gaming equipment including conversion kits (and, in some cases, free gaming machines) in connection with the sale or placement of our products. There can be no assurance that competitive pressure will not cause us to increase the incentives that we offer to our customers, which could adversely impact our results of operations, cash flows and financial condition.
We have provided a higher level of extended payment term financing for product purchases and we expect to continue providing a higher level of extended payment term financing in this business until the economy and industry conditions improve and demand for such financings abates. We believe that our competitors also offer extended payment term financings to customers in similar situations. Our competitors may provide a greater amount of financing or better terms than we do and this may impact demand for our gaming products.
The competition for casino-management technology solutions and systems is significant. Product features and functionality, accuracy, reliability, service level and pricing are among the factors that determine how successful providers are in selling their systems. Competition for these products is intense due to the number of providers and the limited number of casinos and jurisdictions in which they operate.
We compete in our table products business on the basis of the scope of our offering, product reliability, our service network, our intellectual property and the extent of our sales, regulatory and distribution channels. Our shufflers also compete against hand shuffling, which remains the most competitive shuffling option for casino card games around the world. Finally, since the need for our Utility products is dependent upon the casino's use of live table games, our shufflers also compete against any products that live table games compete against.

Competition for PTG content is focused on player appeal, brand recognition, price and the strength of underlying intellectual property. We compete on this basis, as well as on the extent of our sales, service, marketing and distribution channels. We also compete with several companies that primarily develop and license PTGs, as well as with non-proprietary table games such as blackjack and baccarat. It is easier for smaller companies to participate in developing and marketing PTG content relative to other gaming products due to the lower cost and complexity associated with the development of PTG products.
Lottery
Our lottery business faces competition from a number of domestic and foreign businesses, some of which have substantially greater financial resources than we do, which impacts our ability to win new contracts and renew existing contracts. We continue to operate in a period of intense price‑based competition, which has affected and could continue to affect the number and the profitability of the lottery contracts we win.
Contract awards by lottery authorities are sometimes challenged by unsuccessful bidders through costly and protracted legal proceedings that can result in delayed implementation or cancellation of awards. In addition, the U.S. lottery industry has matured such that the number of states conducting lotteries is unlikely to increase materially in the near‑term.
We believe our principal competitors in the instant lottery game business have increased, and are expected to continue to increase, their production capacity, resulting in pricing pressures in the instant lottery game business. This may adversely affect our ability to win or renew instant lottery game contracts or may reduce the profitability of instant lottery game contracts that we do win. We also compete in the international instant lottery game business with low‑price, low‑quality printers in a regulated environment where laws are being reinterpreted so as to create competition from non‑traditional lottery vendors and products. Our U.S. instant lottery game business could be adversely affected if additional foreign competitors operating in Canada export their lottery products to the U.S. or if other foreign competitors establish printing facilities in the U.S. or Canada to supply the U.S.
We face increased price competition in our lottery systems business from our two principal competitors. Since late 2007, we have lost lottery systems contracts to our competitors following the expiration of those contracts in South Carolina, West Virginia, South Dakota, New Hampshire, Vermont and Colorado.
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
Interactive
Our interactive social gaming and RMG businesses are also subject to significant competition. Our RMG business focuses on the supply of game content to online casino operators and there are a number of competitors in that industry. Additionally, we have expanded into interactive social gaming as have several of our competitors and our customers.  This expansion also causes us to compete with social gaming companies that have no connection to regulated RMG and many of those companies have a base of existing users that is larger than ours. In order to stay competitive in both our interactive social gaming and RMG businesses, we will need to continue to create and market game content that attracts players and invest in new and emerging technologies.
Unfavorable U.S. and international economic conditions may adversely affect our business, results of operations, cash flows or financial condition.
Unfavorable economic conditions, including recession, economic slowdown, decreased liquidity in the financial markets, decreased availability of credit and relatively high rates of unemployment, have had, and may continue to have, a negative effect on our business. We cannot fully predict the effects that unfavorable economic conditions and economic uncertainty will have on us as they also impact our customers, suppliers and business partners.
In our gaming business, especially our participation gaming business, our revenue is driven in large part by players’ disposable incomes and level of gaming activity. Unfavorable economic conditions have reduced the disposable incomes of casino patrons and resulted in fewer patrons visiting casinos, whether land‑based or online, and lower amounts spent per casino visit. A further or extended decline in disposable income could result in reduced play levels on our participation gaming machines, causing our results of operations and cash flows from these products to decline. Additionally, higher airfares, gasoline prices and other costs may adversely affect the number of players visiting our customers’ casinos. A decline in play levels may also negatively impact the results of operations, cash flows and financial condition of our casino customers and their ability to purchase our products and services. Unfavorable economic conditions may result in volatility in the credit and equity markets. The difficulty or inability of our customers to generate or obtain adequate levels of capital to finance their ongoing operations may reduce their ability to purchase our products and services.
Current unfavorable economic conditions have impacted, and could continue to impact, the ability of our gaming customers to make timely payments to us. In addition, continued unfavorable conditions have caused, and could cause, some of our gaming customers to ultimately declare bankruptcy, which would adversely affect our business. In recent years, our gaming business has expanded the use of extended payment term financing for gaming machine purchases and we expect to continue providing a higher level of extended payment term financing in this business until demand from our customers for such financings abates. These financing arrangements may increase our collection risk and, if customers are not able to pay us, whether as a result of financial difficulties, bankruptcy or otherwise, we may incur provisions for bad debt related to our inability to collect certain receivables. In addition, both extended payment term financing and operating leases result in a delay in our receipt of cash, which reduces our cash balance, liquidity and financial flexibility to respond to changing economic events.
In our lottery business, we believe that the difficult economic conditions have contributed to reductions in spending on marketing by our customers and, in certain instances, less favorable terms under our contracts, as many of our customers face significant budget shortfalls and seek to cut costs.
There are ongoing concerns regarding the debt burden of certain countries, particularly in Europe and South America, and their ability to meet their future financial obligations, which have resulted in downgrades of the debt ratings for these countries. We currently operate in, and our growth strategy may involve pursuing expansion or business opportunities in certain of these countries, such as Greece and Italy. These sovereign debt concerns, whether real or perceived, could result in a recession, prolonged economic slowdown, or otherwise negatively impact the general health and stability of the economies in these countries or more broadly. In more severe cases, this could result in a limitation on the availability of capital, thereby restricting our liquidity and negatively impacting our results of operations, cash flows and financial condition.
Our future results of operations may be negatively impacted by the slow growth of new gaming jurisdictions or slow addition of casinos in existing jurisdictions and by declines in the replacement cycle of gaming machines.
Demand for our gaming products is driven by the establishment of new land‑based or interactive gaming jurisdictions, the opening of additional casinos in existing jurisdictions, the expansion of existing casinos and the replacement of existing gaming machines in existing casinos. The opening of new casinos and expansion of existing casinos fluctuate with demand, economic conditions, regulatory approvals and the availability of financing. In addition, the expansion of gaming into new jurisdictions can be a protracted process. In the U.S., governments usually require a public referendum and legislative action before establishing or expanding gaming, whether in a land‑based or online capacity. Any of these factors could delay, restrict or prohibit the expansion of our gaming business and negatively impact our results of operations, cash flows and financial condition.
Over the years, due to the economic slowdown, the replacement cycle for gaming machines has grown longer. Low levels of demand for gaming machine replacements could reduce the demand for our products and negatively impact our results of operations, cash flows and financial condition.
Our future results of operations may be negatively impacted by ownership changes and consolidation in the casino industry.
As repeat customers represent a substantial part of our revenue in our casino gaming business, our business, results of operations, cash flow and financial condition could be affected if our casino customers are sold to or merge with other entities. Such entities may purchase more products and services of our competitors, reduce spending on our products or cause downward pricing pressures. Consolidation among casino operators could result in order cancellations, a slowing in the replacement cycle for existing gaming machines, or require our current customers to purchase our competitors’ products, any of which could negatively impact our gaming business.
Gaming opponents persist in their efforts to curtail the expansion of legalized gaming, which, if successful, could limit the growth of our operations.
There is significant debate over, and opposition to, land‑based and interactive gaming. There can be no assurance that this opposition will not succeed in preventing the legalization of gaming in jurisdictions where it is presently prohibited, prohibiting or limiting the expansion of gaming where it is currently permitted or causing the repeal of legalized gaming in any jurisdiction. Any successful effort to curtail the expansion of, or limit or prohibit, legalized gaming could have an adverse effect on our results of operations, cash flows and financial condition.
Our success is dependent upon our ability to adapt to and offer products that keep pace with evolving technology related to our businesses.
The success of our products and services is affected by changing technology and evolving industry standards. Our ability to anticipate or respond to such changes and to develop and introduce new and enhanced products and services, including, but not limited to, gaming and lottery content, gaming machines, casino-management systems, table products and interactive gaming products and services, on a timely basis or at all is a significant factor affecting our ability to remain competitive, retain existing contracts or business and expand and attract new customers and players. There can be no assurance that we will achieve the necessary technological advances or have the financial resources needed to introduce new products or services on a timely basis or at all.
In our gaming business, our success depends upon our ability to respond to dynamic customer demand by producing new and innovative products. The process of developing new products and systems is inherently complex and uncertain.  It requires accurate anticipation of changing customer needs and end user preferences as well as emerging technological trends.  If our competitors develop new game content and technologically innovative products and we fail to keep pace, our business could be adversely affected.  If we fail to accurately anticipate customer needs and end user preferences through the development of new products and technologies, we could lose business to our competitors, which would adversely affect our results of operations, cash flows and financial condition.
We may experience manufacturing, operational or design problems that could delay or prevent the launch of new products. Introducing new and innovative products requires us to adapt and refine our manufacturing, operations and delivery capabilities to meet the needs of our product innovation. If we cannot efficiently adapt our manufacturing infrastructure to meet the needs associated with our product innovations, or if we are unable to upgrade our production capacity in a timely manner, our gaming business could be negatively impacted. In the past, we have experienced delays in launching new products due to the complex or innovative technologies embedded in our products. Such delays can adversely impact our results of operations, cash flows and financial condition.
In addition, the social gaming landscape is rapidly evolving and is characterized by major fluctuations in the popularity of social products and platforms, such as mobile. We may be unable to develop products at a rate necessary to respond to these changes, or at all, or that anticipate the interests of social players. Likewise, our social gaming offerings operate largely through Facebook, GooglePlay® for Android devices, Apple’s iOS platform, Kindle platform and Microsoft Windows 8. If alternative platforms increase in popularity, we could be adversely impacted if we fail to timely create compatible versions of our products.
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
WAP, premium and daily fee participation gaming machines are replaced on short notice by casino operators if they do not meet and sustain revenue and profitability expectations. Customers may cancel pending orders with us if our products are not performing to expectations at other casinos.
We have invested, and may continue to invest, significant resources in R&D efforts. We invest in a number of areas, including product development for game and system‑based hardware, software and game content. In addition, because of the sophistication of our newer products and the resources committed to their development, they are generally more expensive to produce. If our new products do not gain market acceptance or the increase in the average selling price of these new products is not proportionate to the increase in production cost, in each case as compared to our prior products, or if the average cost of production does not go down over time, whether by reason of long-term customer acceptance, our ability to find greater efficiencies in the manufacturing process as we refine our production capabilities or a general decrease in the cost of the technology, our margins will suffer and could negatively impact our business, results of operation, cash flows and financial condition. There can be no assurance that our investment in R&D will lead to successful new technologies or products. If a new product is not successful, we may not recover our development, regulatory approval or promotion costs.

Our success depends in part on our ability to develop, enhance and/or introduce successful gaming concepts and game content.
Our businesses develop and source game content both internally and through third‑party suppliers. We also seek to secure third‑party brands for incorporation into our game content. We believe that creative and appealing game content produces more revenue for our gaming machine customers and provides them with a competitive advantage, which in turn enhances our revenue and our ability to attract new business and to retain existing business. In our lottery business, we believe that innovative game concepts and game content, such as multiplier games and game content that incorporates licensed brands, can enhance the revenue of our lottery customers and distinguish us from our competitors. There can be no assurance that we will be able to sustain the success of our existing game content or effectively develop or obtain from third parties game content or licensed brands that will be widely accepted both by our customers and players.
We and our industries are subject to strict government regulations that may limit our existing operations and have an adverse impact on our ability to grow.
In the U.S. and many other countries, the provision of gaming and lottery products and services is subject to extensive and evolving regulation. These regulatory requirements vary from jurisdiction to jurisdiction. Therefore, we are subject to a wide range of complex laws and regulations in the jurisdictions in which we are licensed or operate. Most jurisdictions require that we be licensed, that our key personnel and certain of our security holders be found suitable or be licensed, and that our products be reviewed and approved before placement. Licenses, approvals or findings of suitability may be revoked, suspended or conditioned. If a license, approval or finding of suitability is required by a regulatory authority and we fail to seek or do not receive the necessary approval, license or finding of suitability, or if it is granted and subsequently revoked, then we may be prohibited from providing our products or services for use in the particular jurisdiction. In addition, the loss of a license in one jurisdiction could trigger the loss of a license, or affect our eligibility for a license, in other jurisdictions. We may also become subject to regulation in any new jurisdictions in which we decide to operate in the future, including due to expansion of a customer’s operations. Gaming authorities may levy fines against us or seize certain of our assets if we violate gaming regulations. There can be no assurance that we will be able to obtain or maintain the necessary licenses or approvals or that the licensing process will not result in delays or adversely affect our operations. The failure to obtain or retain a required license or approval in any jurisdiction would decrease the geographic areas where we are permitted to operate and generate revenue, may limit our ability to obtain a license in other jurisdictions and may put us at a disadvantage relative to our competitors.
Often, our games, gaming product hardware and software and our interactive gaming products and services must be approved in the jurisdictions in which they are operated, and we cannot assure you that such products or services will be approved in any jurisdiction. Our networked gaming technology requires regulatory approval in gaming jurisdictions prior to the shipment or implementation of any gaming machines, products or services and, although we have received approvals from the jurisdictions in which we currently operate this technology, we cannot assure you that we will receive the approvals necessary to offer it in additional gaming jurisdictions. Many of our customers are required to be licensed and delays in approvals of our customers’ operations or expansions may adversely affect our results of operations, cash flows and financial condition.
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
The regulatory environment in any particular jurisdiction may change in the future, including changes that limit some or all of our existing operations in that jurisdiction, and any such change could materially and adversely affect our results of operations, cash flow, financial condition, business or prospects. Moreover, there can be no assurance that gaming- or lottery-related activities will be approved by additional jurisdictions or that those jurisdictions in which these activities are currently permitted will continue to permit such activities. Laws and regulations relating to interactive gaming and lottery are evolving. For additional discussion regarding risks associated with the evolving interactive regulatory landscape, see the risk factor below captioned "-We may not be able to capitalize on the expansion of internet or other forms of interactive gaming or other trends and changes in the gaming and lottery industries, including due to laws and regulations governing these industries."
The U.K. government recently adopted a new RGD for remote gaming operators and implemented an increase to the MGD for certain gaming machines supplied to LBOs. We expect that these tax changes will negatively impact our U.K. customers’ businesses and, therefore, our U.K. gaming business. The U.K. government has also announced its intention to impose additional restrictions on betting shops and high stakes play and is considering additional regulations with respect to land-based and interactive gaming activities, any of which could negatively impact our U.K. land-based and interactive gaming businesses. In addition, various legislative and regulatory changes have been enacted or announced that expand the gaming licensing regime in the U.K and, as a result of these changes, we and certain of our customers will be required to obtain additional licenses. We cannot predict the extent to which any of the foregoing could negatively affect our customers or our U.K. gaming business.
Current regulations in a number of jurisdictions where our customers operate, such as Macau SAR, limit the amount of space allocated to our products and substantial changes in those regulations may adversely affect demand for our products. There can be no assurance that authorities will not seek to restrict our business in their jurisdictions or institute enforcement proceedings against us. There can be no assurance that any instituted enforcement proceedings will be favorably resolved, or that such proceedings will not have a material adverse impact on our ability to retain and renew existing licenses or to obtain new licenses in other jurisdictions. Our reputation may also be damaged by any legal or regulatory investigation, regardless of whether or not we are ultimately accused of, or found to have committed, any violation.
We and certain of our affiliates, major stockholders (generally persons and entities beneficially owning a specified percentage (typically 5% or more) of our equity securities), directors, officers and key employees are subject to extensive background investigations and suitability standards in our businesses. In some jurisdictions, these investigations may require extensive personal and financial disclosure from major stockholders, directors, officers and key employees. The failure of any such individuals or entities to submit to such background checks and provide the required disclosure could jeopardize the award of a contract or license to us or provide grounds for termination of an existing contract or license. Regulatory authorities generally have broad discretion when granting, renewing or revoking these approvals and licenses. Gaming and lottery authorities may require the removal of any of our directors or employees who are deemed to be unsuitable and these authorities are generally empowered to disqualify us from receiving a gaming or lottery contract or offering our gaming or lottery products in that jurisdiction a result of any such investigation. Our failure, or the failure of any of our major stockholders, directors, officers, key employees, products or technology, to obtain or retain a required license or approval in one jurisdiction could negatively impact our ability (or the ability of any of our major stockholders, directors, officers, key employees, products or technology) to obtain or retain required licenses and approvals in other jurisdictions.
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
We are subject to the provisions of the Foreign Corrupt Practices Act and other anti‑corruption laws that generally prohibit U.S. persons and companies and their agents from offering, promising, authorizing or making improper payments to foreign government officials for the purpose of obtaining or retaining business. Certain of these anti‑corruption laws also contain provisions that require accurate record keeping and further require companies to devise and maintain an adequate system of internal accounting controls. Although we have policies and controls in place that are designed to ensure compliance with these laws, if those controls are ineffective or an employee or intermediary fails to comply with the applicable regulations, we may be subject to criminal and civil sanctions as well as other penalties. Any such violation could disrupt our business and adversely affect our reputation, results of operation, cash flows and financial condition.
We have developed and implemented an internal compliance program in an effort to ensure that we comply with legal requirements imposed in connection with our gaming and lottery activities, as well as legal requirements generally applicable to all publicly traded companies. The compliance program is run on a day‑to‑day basis by our chief compliance officer with legal advice provided by attorneys in our legal and compliance departments and outside experts. The compliance program is overseen by the compliance committee of our board of directors, consisting of non‑employee directors and a non-employee gaming law expert. There can be no assurance that such steps will prevent the violation of one or more laws or regulations, or that a violation by us or an employee will not result in the imposition of a monetary fine, suspension or revocation of one or more of our licenses or other penalties.

See Exhibit 99.12 "Gaming Regulations" for additional information regarding certain of the regulations that govern our gaming business.
We may not be able to capitalize on the expansion of internet or other forms of interactive gaming or other trends and changes in the gaming and lottery industries, including due to laws and regulations governing these industries.
We participate in the new and evolving interactive gaming and lottery industries through our social, RMG and other interactive products. Part of our strategy is to take advantage of the liberalization of interactive gaming, both within the U.S. and internationally. These industries involve significant risks and uncertainties, including legal, business and financial risks. The success of these industries and of our interactive products and services may be affected by future developments in social networks, including Facebook, mobile platforms, regulatory developments, data privacy laws and other factors that we are unable to predict and are beyond our control. This fast‑changing environment can make it difficult to plan strategically and can provide opportunities for competitors to grow their businesses at our expense. Consequently, our future results of operations, cash flows and financial condition relating to our interactive gaming and lottery products and services are difficult to predict and may not grow at the rates we expect, and we cannot provide assurance that these products and services will be successful in the long term.
In general, our ability to successfully pursue our interactive gaming and lottery strategy depends on the laws and regulations relating to wagering through interactive channels. Until 2011, there was uncertainty as to whether the Federal Wire Act of 1961 prohibited states from conducting intrastate lottery transactions via the internet if the transmissions over the internet during the transaction crossed state lines. In late 2011, the Office of Legal Counsel of the DOJ issued an opinion to the effect that state lottery ticket sales over the internet to in‑state adults do not violate the Wire Act. The opinion may provide an impetus for states to authorize forms of interactive gaming or interactive lottery in order to generate additional revenue. However, to the extent states wish to pursue interactive gaming, such states may be required or otherwise deem it advisable to enact enabling legislation or new regulations addressing the sale of lottery tickets or the offering of other forms of gaming through interactive channels, such as the actions recently taken by Delaware, Nevada and New Jersey to authorize various forms of internet gaming. Despite the 2011 DOJ opinion, there are still very significant forces working to limit or prohibit interactive gaming and lottery in the U.S. The enactment of internet gaming legislation that federalizes significant aspects of the regulation of internet gaming and/or limits the forms of internet wagering that are permissible could have an adverse impact on our ability to pursue our interactive strategy in the U.S. Internationally, laws relating to internet gaming are evolving, particularly in Europe. To varying degrees, a number of European governments have taken steps to change the regulation of internet wagering through the implementation of new or revised licensing and taxation regimes, including the possible imposition of sanctions on unlicensed providers. We cannot predict the timing, scope or terms of any such state, federal or foreign laws and regulations, or the extent to which any such laws and regulations will facilitate or hinder our interactive strategy.
With respect to our social gaming business, although largely unregulated at this time, there are movements in some jurisdictions to review social gaming and possibly implement social gaming regulations. We cannot predict the likelihood, timing, scope or terms of any such regulation or the extent to which they may affect our social gaming business.
In jurisdictions that authorize internet gaming, there can be no assurance that we will be successful in offering our technology, content and services to internet gaming operators as we expect to face intense competition from our traditional competitors in the gaming and lottery industries as well as a number of other domestic and foreign providers (or, in some cases, the operators themselves), some of which have substantially greater financial resources and/or experience in this area than we do. In addition, there is a risk that the authorization of the sale of gaming and lottery offerings via interactive channels in a particular jurisdiction could, under certain circumstances, adversely impact our gaming and lottery offerings through traditional channels in such jurisdiction. Any such adverse impact would be magnified to the extent we are not involved in, and generating revenue from, the provision of interactive products or services in such jurisdiction. Know‑your‑customer and geo‑location programs and technologies supplied by third parties are an important aspect of certain internet and mobile gaming products and services because they confirm certain information with respect to players and prospective players, such as age, identity and location. Payment processing programs and technologies, typically provided by third parties, are also a necessary feature of interactive wagering products and services. These programs and technologies are costly and may have an adverse impact on our results of operations, cash flows and financial condition of our interactive business. Additionally, there can be no assurance that products containing these programs and technologies will be available to us on commercially reasonable terms, if at all, or that they will perform accurately or otherwise in accordance with our required specifications.
Our social gaming business is largely dependent upon our relationships with key providers and changes in those relationships could negatively impact our social gaming business.
In our social gaming business, our services operate largely through Facebook, GooglePlay for Android devices, Apple’s iOS platform, Kindle platform and Windows 8. Consequently, our expansion and prospects of our social gaming offerings are dependent on our continued relationships with these providers (and any emerging app store providers). Our relationships with Facebook, Google and Apple are not governed by contracts but rather by the provider’s standard terms and conditions for application developers. Our social gaming business will be adversely impacted if we are unable to continue these relationships in the future or if the terms and conditions offered by these providers are altered to our disadvantage. For instance, if any of these providers were to increase their fees, our results of operations, cash flows and financial condition would suffer. Likewise, if Facebook, Google or Apple were to alter their operating platforms, we could be adversely impacted as our offerings may not be compatible with the altered platforms or may require significant and costly modifications in order to become compatible. If Facebook, Google or Apple were to develop competitive offerings, either on their own or in cooperation with one or more competitors, our growth prospects would be negatively impacted.
We are heavily dependent on our ability to maintain and renew our customer contracts, including our long‑term lottery contracts, and we could lose substantial revenue and profits if we are unable to renew certain of our contracts on substantially similar terms or at all.
Generally, our lottery contracts contain initial multi‑year terms, with optional renewal periods at the discretion of the customer. Upon the expiration of any such contract, including any extensions thereof, a new contract may be awarded through a competitive bidding process. Since late 2007, we have lost lottery systems contracts in South Carolina, West Virginia, South Dakota, New Hampshire, Vermont and Colorado to our competitors following the expiration or termination of our contracts.
A substantial portion of our gaming revenue is dependent on repeat customers. In certain regions, our business may be concentrated with a small number of customers, such as our U.K. LBO business.
There can be no assurance that our current contracts will be extended or that we will be awarded new contracts as a result of competitive bidding processes or otherwise in the future. The termination, expiration or failure to renew one or more of our contracts could cause us to lose substantial revenue and profits, which could have an adverse effect on our ability to win or renew other contracts or pursue growth initiatives. There can be no assurance that new or renewed contracts will contain terms that are as favorable as our current terms or will contemplate the same scope of products and services as our current contracts and any less favorable contract terms or diminution in scope could negatively impact our results of operations, cash flows and financial condition. For additional information regarding the potential expiration dates of certain of our more significant lottery contracts, see the table in "Business-Lottery Segment-Contract Procurement" in Item 1 of this Annual Report on Form 10-K.
We are also required by certain of our lottery customers to provide surety or performance bonds in connection with our contracts. As of December 31, 2014, we had $197.6 million of outstanding performance bonds. There can be no assurance that we will continue to be able to obtain surety or performance bonds on commercially reasonable terms or at all. Our inability to provide such bonds would materially and adversely affect our ability to renew existing, or obtain new, lottery contracts.
Our level of indebtedness could adversely affect our results of operations, cash flows and financial condition.
As of December 31, 2014, we had total indebtedness of $8,516.0 million, consisting primarily of borrowings under our credit agreement, Senior Notes and Subordinated Notes.
Our level of indebtedness could affect our ability to obtain financing or refinance existing indebtedness; require us to dedicate a significant portion of our cash flow from operations to interest and principal payments on our indebtedness, thereby reducing the availability of cash flow to fund working capital, capital expenditures and other general corporate purposes; increase our vulnerability to adverse general economic, industry or competitive developments or conditions; and limit our flexibility in planning for, or reacting to, changes in our businesses and the industries in which we operate or in pursuing our strategic objectives. In addition, we are exposed to the risk of higher interest rates as a significant portion of our borrowings are at variable rates of interest. If interest rates increase, the interest payment obligations under our non‑hedged variable rate indebtedness would increase even if the amount borrowed remained the same and our results of operations, cash flows and financial condition would be negatively impacted. All of these factors could place us at a competitive disadvantage compared to competitors that may have less debt than we do.
We may not have sufficient cash flows from operating activities, cash on hand and available borrowings under our credit agreement to finance required capital expenditures under new contracts, service our indebtedness and meet our other cash needs and may be forced to take other actions to satisfy our obligations under our indebtedness, which may not be successful. These obligations require a significant amount of cash.
Our gaming participation and lottery systems businesses generally require significant upfront capital expenditures for gaming machine or lottery terminal assembly, software customization and implementation, systems and equipment installation and telecommunications configuration. In connection with a renewal or bid of a gaming machine or lottery systems contract, a customer may seek to obtain new equipment or impose new service requirements, which may require additional capital expenditures in order to retain or win the contract. Historically, we have funded these upfront costs through cash flows generated from operations, available cash on hand and borrowings. Our ability to generate revenue and to continue to procure new contracts will depend on, among other things, our then present liquidity levels or our ability to obtain additional financing on commercially reasonable terms.
If we do not have adequate liquidity or are unable to obtain financing for these upfront costs on favorable terms or at all, we may not be able to bid on certain contracts, which could restrict our ability to grow and have a material adverse effect on our results of operations, cash flows and financial condition. Moreover, we may not realize the return on investment that we anticipate on new or renewed contracts due to a variety of factors, including lower than anticipated retail sales or amounts wagered, higher than anticipated capital or operating expenses and unanticipated regulatory developments or litigation. We may not have adequate liquidity to pursue other aspects of our strategy, including bringing our products and services to new customers or new or underpenetrated geographies (including through equity investments) or pursuing strategic acquisitions.
Our ability to make payments on and to refinance our indebtedness will depend on our ability to generate cash in the future. This, to some extent, is subject to general economic, financial, competitive, legislative, regulatory and other factors that are beyond our control. Our lenders, including the lenders participating in our revolving credit facilities under our credit agreement, may become insolvent or tighten their lending standards, which could make it more difficult for us to borrow under our revolving credit facilities or to obtain other financing on favorable terms or at all. Our results of operations, cash flow and financial condition would be adversely affected if we were unable to draw funds under our revolving credit facilities because of a lender default or to obtain other cost‑effective financing. Any default by a lender in its obligation to fund its commitment under our revolving credit facilities (or its participation in letters of credit) could limit our liquidity to the extent of the defaulting lender’s commitment. If we are unable to generate sufficient cash flow in the future to meet our commitments, we will be required to adopt one or more alternatives, such as refinancing or restructuring our indebtedness, selling material assets or operations or seeking to raise additional debt or equity capital. We cannot assure you that any of these actions could be completed on a timely basis or on satisfactory terms or at all, or that these actions would enable us to continue to satisfy our capital requirements. Moreover, our existing debt agreements contain, and our future debt agreements may contain, restrictive covenants that may prohibit us from adopting these alternatives. Our failure to comply with these covenants could result in an event of default which, if not cured or waived, could result in the acceleration of all of our debt.
Agreements governing our indebtedness impose certain restrictions that may affect our ability to operate our business. Failure to comply with any of these restrictions could result in the acceleration of the maturity of our indebtedness. Were this to occur, we would not have sufficient cash to pay our accelerated indebtedness.
Agreements governing our indebtedness, including our credit agreement and the indentures governing our Senior Notes and Subordinated Notes, impose, and future financing agreements are likely to impose, operating and financial restrictions on our activities that may adversely affect our ability to finance future operations or capital needs or to engage in new business activities. In some cases, these restrictions require us to comply with or maintain certain financial tests and ratios. Subject to certain exceptions, our credit facilities and/or indentures restrict our ability to, among other things:

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

In addition, our credit agreement requires us to maintain a maximum first lien net leverage ratio on a quarterly basis. As a result of these covenants, we will be limited in the manner in which we can conduct our business, and may be unable to engage in favorable business activities or finance future operations or capital needs.
Various risks, uncertainties and events beyond our control could affect our ability to comply with these covenants. Failure to comply with any of the covenants in our existing or future financing agreements could result in a default under those agreements and under other agreements containing cross‑default provisions. Such a default would permit lenders to accelerate the maturity of the debt under these agreements and to foreclose upon any collateral securing the debt. Under these circumstances, we might not have, or be able to obtain, sufficient funds or other resources to satisfy all of our obligations. In addition, the limitations imposed by financing agreements on our ability to incur additional debt and to take other actions might significantly impair our ability to obtain other financing.
There can be no assurance that we will be granted waivers or amendments to these agreements if for any reason we are unable to comply with these obligations or that we will be able to refinance our debt on terms acceptable to us, or at all.
Our business depends on the protection of our intellectual property and proprietary information and on our ability to license intellectual property from third parties.
We believe that our success depends, in part, on protecting our intellectual property in the U.S. and in foreign countries and our ability to license intellectual property from third parties on commercially reasonable terms. Our intellectual property includes certain patents, trademarks and copyrights relating to our products and services (including gaming machines, interactive gaming products, table games, Utility products and accessories, instant lottery games and gaming and lottery systems), as well as proprietary or confidential information that is not subject to patent or similar protection. Our success may depend, in part, on our ability to obtain protection for the trademarks, names, logos or symbols under which we market our products and to obtain copyright and patent protection for our proprietary technologies, intellectual property and innovations. There can be no assurance that we will be able to build and maintain consumer value in our trademarks, obtain patent, trademark or copyright protection or that any trademark, copyright or patent will provide us with competitive advantages.
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
We rely on products, technologies and intellectual property that we license from third parties, including licensed properties and content for our gaming, lottery and interactive businesses. In addition, substantially all of our gaming machines and our interactive gaming products and services utilize intellectual property licensed from third parties. The future success of our business may depend, in part, on our ability to obtain, retain and/or expand licenses for popular technologies and games in a competitive market. Certain of the products and technologies we rely upon are licensed from our competitors. There can be no assurance that these third‑party licenses, or support for such licensed products and technologies, will continue to be available to us on commercially reasonable terms, if at all. In the event that we cannot renew and/or expand existing licenses, we may be required to discontinue or limit our use of the products that include or incorporate the licensed intellectual property. Certain of our license agreements grant the licensor rights to audit our use of their intellectual property. Disputes with licensors over uses or terms could result in the payment of additional royalties or penalties by us, cancellation or non‑renewal of the underlying license or litigation.
We also rely on trade secrets and proprietary know‑how. We enter into confidentiality agreements with our employees and independent contractors regarding our trade secrets and proprietary information, but we cannot assure you that the obligation to maintain the confidentiality of our trade secrets and proprietary information will be honored.
The intellectual property rights of others may prevent us from developing new products, entering new markets or may expose us to liability.
Our success depends in part on our ability to continually adapt our products and systems to incorporate new technologies and to expand into markets that may be created by new technologies. If technologies are protected by the intellectual property rights of others, including our competitors, we may be prevented from introducing products based on these technologies or expanding into markets created by these technologies. If the intellectual property rights of others prevent us from taking advantage of innovative technologies, our prospects, results of operations, cash flows and financial condition may be adversely affected.
There can be no assurance that our business activities, games, products and systems will not infringe upon the proprietary rights of others, or that other parties will not assert infringement claims (with or without merit) against us. Any such claim and any resulting litigation, should it occur, could subject us to significant liability for damages and could result in invalidation of our proprietary rights or discontinuation of the affected products, distract management and/or require us to enter into costly and burdensome royalty and licensing agreements. Such royalty and licensing agreements, if required, may not be available on terms acceptable to us or may not be available at all. In the future, we may also need to file or respond to lawsuits to defend the validity of our intellectual property rights and trade secrets or to determine the validity and scope of the proprietary rights of others. Such litigation, whether successful or unsuccessful, could result in substantial costs and diversion of our resources.
Litigation regarding our intellectual property could have a material adverse effect on our business, intellectual property, results of operations, cash flows or financial condition.
A significant portion of our success depends on the protection of our intellectual property. We are making and in the future may make claims of infringement, invalidity or enforceability against third parties. For example, with the emergence of interactive gaming, we have increased enforcement against parties that infringe our intellectual property. This enforcement could:

•	cause us to incur greater costs and expenses in the protection of our intellectual property;

•	potentially negatively impact our intellectual property rights;

•	cause one or more of our patents, trademarks, copyrights or other intellectual property interests to be ruled or rendered unenforceable or invalid; or

•	divert management’s attention and our resources.
In addition, third parties may allege claims of infringement, invalidity or unenforceability against us or against our licensees or manufacturers in connection with their use of our technology. A successful challenge to, or invalidation of, one of our intellectual property interests, a successful claim of infringement by a third party against us, our products, or one of our licensees in connection with the use of our technologies, or an unsuccessful claim of infringement made by us against a third party or its products could adversely affect our business or cause us financial harm. Any claim could:

•	be expensive and time consuming to defend or require us to pay significant amounts in damages;

•	cause us to cease making, licensing or using products that incorporate the challenged intellectual property;

•	require us to redesign, reengineer, rebrand our products or limit our ability to bring new products to the market in the future;

•	require us to enter into royalty, licensing or settlement agreements in order to obtain the right to use a product, process or component;

•	impact the commercial viability of the products that are the subject of the claim during the pendency of such claim; or

•	require us by way of injunction to remove products on lease or stop selling or leasing new products.
Our business is dependent on the security and integrity of the systems and products we offer.
We believe that our success depends, in part, on providing secure products and systems to our customers. Attempts to penetrate security measures may come from various combinations of customers, retailers, vendors, employees and others. Our ability to monitor and ensure the quality of our products is periodically reviewed and enhanced. Similarly, we regularly assess the adequacy of our security systems to protect against any material loss to any of our customers and the integrity of our products to end users. Expanded utilization of the internet and other interactive technologies may result in increased security risks for us and our customers. There can be no assurance that our business will not be affected by a security breach or lapse, which could have a material adverse impact on our results of operations, cash flows and financial condition.
Our success depends on our ability to avoid, detect, replicate and correct software and hardware anomalies and fraudulent manipulation of our gaming machines, lottery systems and interactive gaming products and services. All of our games are designed with security features to prevent fraudulent activity. However, we cannot guarantee that these features will effectively stop all fraudulent activities. If our security features do not prevent fraud, we could be adversely affected.
Our gaming machines have experienced anomalies and fraudulent manipulation in the past. Games and gaming machines may be replaced by casinos and other gaming machine operators if they do not perform according to expectations or they may be shut down by regulators. The occurrence of anomalies in, or fraudulent manipulation of, our gaming machines or our other gaming and lottery products and services (including our interactive gaming products and services), may give rise to claims from players and claims for lost revenue and profits and related litigation by our customers and may subject us to investigation or other action by regulatory authorities, including suspension or revocation of our licenses or other disciplinary action. Additionally, in the event of the occurrence of any such issues with our products and services, substantial engineering and marketing resources may be diverted from other projects to correct these issues, which may delay other projects and the achievement of our strategic objectives.
We rely on information technology systems and any failures in our systems could disrupt our business and adversely impact our results.
We rely on information technology systems that are important to the operation of our business, some of which are managed by third parties. These systems are used to process, transmit and store electronic information, to manage and support our business operations and to maintain internal controls over our financial reporting. We could encounter difficulties in developing new systems, maintaining and upgrading current systems and preventing security breaches. Among other things, our systems are susceptible to outages due to fire, floods, power loss, break‑ins, cyber‑attacks, network penetration, denial of service attacks and similar events. While we have and will continue to implement network security measures and data protection safeguards, our servers and other computer systems are vulnerable to viruses, malicious software, hacking, break‑ins or theft, data privacy or security breaches, third‑party security breaches, employee error or malfeasance and similar events. Failures in our systems or services or unauthorized access to or tampering with our systems and databases could have a material adverse effect on our business, reputation, results of operations, cash flows and financial condition. Any failures in our computer systems or telecommunications services could affect our ability to operate our linked games or otherwise conduct business.
Portions of our information technology infrastructure also may experience interruptions, delays or cessations of service or produce errors in connection with systems integration or migration work that takes place from time to time. We may not be successful in implementing new systems and transitioning data, which could cause business disruptions and be more expensive, time consuming, disruptive and resource‑intensive. Such disruptions could materially and adversely impact our ability to deliver products to customers and interrupt other processes. If our information systems do not allow us to transmit accurate information, even for a short period of time, to key decision makers, the ability to manage our business could be disrupted and our results of operations, cash flows and financial condition could be materially and adversely affected. Failure to properly or adequately address these issues could impact our ability to perform necessary business operations, which could materially and adversely affect our reputation, competitive position, results of operations, cash flows and financial condition.
In the fourth quarter of 2013, we initiated a process to upgrade and standardize our enterprise resource planning ("ERP") systems on a worldwide basis. Additionally, in connection with the Bally acquisition, we are in the process of planning for the implementation of our ERP system within Bally. There are inherent risks associated with upgrading or changing systems, including inaccurate data or reporting. If we cannot maintain and execute adequate internal control over financial reporting or implement required new or improved controls that provide reasonable assurance of the reliability of the financial reporting and preparation of our financial statements for external use, we may suffer harm to our reputation, fail to meet our public reporting requirements on a timely basis or be unable to properly report on our business and our results of operations, cash flows and financial condition. Additionally, the inherent limitations of internal controls over financial reporting may not prevent or detect all misstatements or fraud, regardless of the adequacy of those controls. In addition, the process of upgrading and standardizing our ERP system is complex, time‑consuming and expensive. Although we believe we are taking appropriate action to mitigate these risks through, among other things, testing, training and staging implementations, there can be no assurance that we will not experience data loss, disruptions, delays or negative business impacts from the upgrades. Any operational disruptions during the course of this process and any delays or deficiencies in the design and implementation of the new ERP system or in the performance of our legacy systems could materially and adversely affect our ability to operate our businesses. Additionally, while we have spent considerable efforts to plan and budget for the implementation of the new ERP system, changes in scope, timeline or cost could have a material adverse effect on our results of operations, cash flows and financial condition.
Our results of operations, cash flows and financial condition could be affected by natural events in the locations in which we or our customers, suppliers or regulators operate.
We may be impacted by severe weather and other geological events, including hurricanes, earthquakes, floods or tsunamis, that could disrupt our operations or the operations of our customers, suppliers, data service providers and regulators. Natural disasters or other disruptions at any of our facilities or our suppliers’ facilities may impair or delay delivery of our products and services. Additionally, disruptions experienced by our regulators due to natural disasters or otherwise could delay our introduction of new products or entry into new jurisdictions where regulatory approval is necessary. While we insure against certain business interruption risks, we cannot provide any assurance that such insurance will compensate us for any losses incurred as a result of natural or other disasters. Any serious disruption to our operations, or those of our customers’, our suppliers’ or our regulators, could have a material adverse effect on our results of operations, cash flows and financial condition.
We may not succeed in realizing the anticipated benefits of our strategic equity investments and relationships.
Under certain circumstances we pursue growth through strategic equity investments, including joint ventures, as a means to, among other things, gain access to new and important geographies, business opportunities and technical expertise, while simultaneously offering the potential for reducing capital requirements.
These strategic equity investments currently include investments in LNS, Northstar Illinois, Northstar New Jersey, Hellenic Lotteries, CSL, GLB and ITL. For additional information regarding our equity investments, see Note 11 (Equity Investments).
Northstar New Jersey is responsible for payments to the State of New Jersey to the extent certain net income targets are not achieved by the New Jersey lottery, subject to a cap of 2% of the applicable year’s net income and a $20.0 million shortfall payment credit. Our results of operations, cash flows and financial condition from our equity investment in Northstar New Jersey may be impacted to the extent the New Jersey lottery achieves, or fails to achieve, the applicable net income targets and will be impacted to the extent Northstar New Jersey incurs non‑reimbursable expenses. We may be required to make capital contributions to Northstar New Jersey to fund our pro rata share of any shortfall payments that are payable to the State under our agreements.
Under the Northstar New Jersey services agreement, New Jersey has certain termination rights, including the right to terminate the agreement for convenience (subject to payment of a termination fee) and the right to terminate the agreement in the event net income shortfalls exceeding 10% of the applicable targets occur for any consecutive two contract year period or for any three contract years in a five contract year period.
Under the terms of a PMA, Northstar Illinois is entitled to receive annual incentive compensation payments from the Illinois Department of the Lottery (the “Illinois Lottery”) to the extent it is successful in increasing the Illinois Lottery's net income (as defined in the PMA) above specified target levels, subject to a cap of 5% of the applicable year's net income, and is responsible for annual shortfall payments to the Illinois Lottery to the extent such targets are not achieved, subject to a similar cap.  Northstar Illinois and the State of Illinois have disagreed regarding the State’s calculation of net income for each of the Illinois Lottery fiscal years during the term of the PMA.  In August 2014, we understand that the Governor’s office of the State of Illinois directed the Illinois Lottery to end the PMA with Northstar Illinois.
In December 2014, Northstar Illinois, the State of Illinois, SGI and Gtech Corporation ("Gtech") entered into a termination agreement with respect to the PMA.  The termination agreement contemplates, among other things, (1) termination of the PMA in December 2015 (subject to extension by the State for up to an additional 18 months), (2) that, following the Illinois Lottery’s 2014 fiscal year, Northstar Illinois will no longer be entitled to any incentive compensation payments and will no longer be liable for any shortfall payments, (3) reimbursement of Northstar Illinois for certain costs it incurs in transitioning its obligations under the PMA and (4) continuation of our instant lottery game supply agreement (and Gtech’s lottery systems supply agreement) until June 2021, subject to a reduced rate structure, early termination in certain circumstances and a "matching right" for SGI (and Gtech) under certain circumstances involving a competitive procurement to replace the supply agreements.
In February 2015, the Illinois Governor’s Office sent a letter to Northstar Illinois stating that the Illinois Attorney General issued a formal decision disapproving the termination agreement and that the Governor’s Office has directed the Illinois Lottery to enforce the terms of the PMA. Both Northstar Illinois and we believe that the termination agreement is valid and binding on the parties. We intend to continue to investigate this matter.
We may not realize the anticipated benefits of these strategic equity investments and relationships and other strategic investments and relationships that we may make or enter into, or may not realize them in the timeframes expected. These arrangements pose significant risks that could have a negative effect on our operations, including: the potential diversion of our management’s attention from our core business; the potential failure to realize anticipated synergies, economies of scale or other value associated with these arrangements; unanticipated costs and other unanticipated events or circumstances, including losses for which we may be responsible for our pro rata portion; possible adverse effects on our operating results during any integration process; impairment charges if our strategic equity investments or relationships are not as successful as we originally anticipate; and our potential inability to achieve the intended objectives of these arrangements.
Furthermore, our strategic equity investments and other strategic relationships pose risks arising from our reliance on our partners and our lack of sole decision‑making authority, which may give rise to disputes between us and our partners. For instance, our investments in LNS, Northstar Illinois and Northstar New Jersey are minority investments in ventures whose largest equity holder is Gtech and, although certain corporate actions require our prior consent, we do not unilaterally control decisions relating to the governance of these entities. We are party to strategic agreements with a subsidiary of Playtech Limited relating to gaming machines that contemplate our license of, and reliance on, the subsidiary’s back‑end technology platform in certain jurisdictions, particularly in the U.K. Our equity partners, licensors and other third parties with which we have strategic relationships may have economic or business interests or goals that are inconsistent with our interests and goals, take actions contrary to our objectives or policies, undergo a change of control, experience financial and other difficulties or be unable or unwilling to fulfill their obligations under our arrangements.
In certain regions, we enter into agreements with local distributors for the distribution of our land-based gaming products to one or more customers. Changes to these distributor relationships, including modification or termination of our agreements or difficulties with any such distributor could prevent us from delivering products to our customers on a timely basis, or at all, and could negatively impact our business.
The failure to avoid or mitigate the risks described above or other risks associated with such arrangements could have a material adverse effect on our results of operations, cash flows and financial condition.
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
We may not achieve the intended benefits of our recent acquisitions or such acquisitions may disrupt our current plans and operations.
There can be no assurance that we will be able to successfully integrate the businesses we have acquired, including our recent acquisitions of Bally and WMS, or do so within the intended timeframes or otherwise realize the expected benefits of such acquisitions. The expected cost synergies associated with such acquisitions may not be fully realized in the anticipated amounts or within the contemplated timeframes or cost expectations, which could result in increased costs and have an adverse effect on our prospects, results of operations, cash flows and financial condition. Our businesses may be negatively impacted if we are unable to effectively manage our expanded operations. The integration of these acquisitions will require significant time and focus from management and may divert attention from the day‑to‑day operations of the combined business or delay the achievement of our strategic objectives. We expect to incur incremental costs and capital expenditures related to our contemplated integration activities.
We may incur additional restructuring costs.
We have restructured portions of our operations from time to time and it is possible that we may engage in additional restructuring initiatives in the future. Restructuring initiatives are primarily driven by acquisitions or other Company reorganizations in an attempt to maximize the efficiency and profitability of our businesses and can result in employee termination and severance costs, facility closure expenses, and/or write‑downs of property, equipment or other assets. Because we are not able to predict with certainty when we will complete acquisitions or reorganize portions of our business, we cannot predict the extent, timing and magnitude of restructuring charges.
Our products and services may be subject to complex revenue recognition standards, which could materially affect our financial results.
As we introduce new gaming and lottery products and our commercial transactions become increasingly complex, additional analysis and judgment is required to account for them and to recognize revenue in accordance with GAAP. We may enter into transactions that include multiple‑element arrangements and/or software components and applicable accounting principles or regulatory product approval delays could change when we recognize revenue with respect to such transactions and could adversely affect our financial results for any given period. In addition, fluctuations may occur in our revenue and related deferred revenue as a result of multiple‑element arrangements that include both systems and software. See "Management's Discussion and Analysis of Financial Condition and Results of Operations—Critical Accounting Estimates—Valuation of investments, long-lived and intangible assets and goodwill" in Item 7 of this Annual Report on Form 10-K and Note 1 (Description of the Business and Summary of Significant Accounting Policies) for additional information.

We may be required to recognize additional impairment charges.
We assess our goodwill and other intangible assets and our long‑lived assets as and when required by GAAP to determine whether they are impaired. For additional information, including a description of impairments recorded during the years ended December 31, 2014, 2013 and 2012, refer to "Management's Discussion and Analysis of Financial Condition and Results of Operations—Critical Accounting Estimates—Valuation of investments, long-lived and intangible assets and goodwill" in Item 7 of this Annual Report on Form 10-K, Note 1 (Description of the Business and Summary of Significant Accounting Policies) and Note 8 (Property and Equipment). We cannot predict the occurrence of impairments and there can be no assurance that we will not have to record additional impairment charges in the future.
Our results of operations fluctuate due to seasonality and other factors and, therefore, our periodic operating results are not guarantees of future performance.
                Our results of operations can fluctuate due to seasonal trends and other factors. Sales of our gaming machines to casinos are generally strongest in the spring and slowest in the summer, while revenue from our participation gaming machines is generally strongest in the spring and summer.  Certain other seasonal trends and factors that may cause our results to fluctuate include: the geographies where we operate; holiday and vacation seasons; climate; weather; economic and political conditions; timing of the release of new products; significant equipment sales or the introduction of gaming or lottery activities in new jurisdictions or to new customers; the size and duration of draw lottery game jackpots; and other factors.
In light of the foregoing, results for any quarter are not necessarily indicative of the results that may be achieved in another quarter or for the full fiscal year. There can be no assurance that the seasonal trends and other factors that have impacted our historical results will repeat in future periods as we cannot influence or forecast many of these factors.
We are dependent on our suppliers and contract manufacturers and any failure of these parties to meet our performance and quality standards or requirements could cause us to incur additional costs or lose customers.
Our production of instant lottery games, in particular, depends upon a continuous supply of raw materials, supplies, power and natural resources. Our operating results could be adversely affected by an interruption or cessation in the supply of these items or a serious quality assurance lapse, including as a result of the insolvency of any of our key suppliers.
Similarly, the operation of our printing presses and the manufacture and maintenance of our gaming machines and gaming and lottery systems are dependent upon a regular and continuous supply of raw materials and components, many of which are manufactured or produced outside of the United States. Certain of the components we use are customized for our products. The assembly of certain of our products and other hardware is performed by third parties. Any interruption or cessation in the supply of these items or services or any material quality assurance lapse with respect thereto could materially adversely affect our ability to fulfill customer orders, results of operations, cash flows and financial condition. We may be unable to find adequate replacements for our suppliers within a reasonable time frame, on favorable commercial terms or at all. The impact of the foregoing may be magnified as we continue to seek to streamline our gaming supply chain by reducing the number of our suppliers. Further, manufacturing costs may unexpectedly increase and we may not be able to successfully recover any or all of such cost increases.
In our lottery systems business, we transmit certain wagering data utilizing satellite transponders, generally pursuant to long‑term contracts. The technical failure of any of these satellites would require us to obtain other communication services, including other satellite access. In some cases, we employ backup systems to limit our exposure in the event of such a failure. There can be no assurance of access to such other satellites or, if available, the ability to obtain the use of such other satellites on favorable terms or in a timely manner. While satellite failures are infrequent, the operation of satellites is outside of our control.
In addition, in our gaming business, we rely upon a number of significant third‑party suppliers and vendors delivering parts, equipment and services on schedule in order for us to meet our contractual commitments. Furthermore, we outsource the manufacturing of certain of our sub-assemblies to third-parties in the United States, Europe, Central America and Asia. Failure of these third parties to meet their delivery commitments could result in us being in breach of, and subsequently losing, the affected customer orders, which loss could have a material adverse effect on our results of operations, cash flows and financial condition. Certain of our products are reliant on network and/or telecommunications services. For instance, any disruption to our network or telecommunications could impact our linked or networked games, reducing our revenue.
In our interactive business, we often rely on third-party data center providers to, among other things, host our remote game servers. Our interactive businesses would be adversely impacted to the extent any such data center provider was unable or unwilling to continue to provide services to us.

We have foreign operations, which subjects us to foreign currency exchange rate fluctuations and other risks.
We are a global business and derive a substantial portion of our revenue and profits from operations outside the United States. Additionally, the success of our strategic initiatives is dependent upon expansion of our operations outside of the United States. For the twelve months ended December 31, 2014, we derived approximately 40% of our revenue from sales to customers outside of the United States. Our consolidated financial results are affected by foreign currency exchange rate fluctuations. Foreign currency exchange rate exposures arise from current transactions and anticipated transactions denominated in currencies other than U.S. dollars and from the translation of foreign currency denominated balance sheet accounts into U.S. dollar‑denominated balance sheet accounts. We are exposed to currency exchange rate fluctuations because portions of our revenue and expenses are denominated in currencies other than the U.S. dollar, particularly the British Pound Sterling and the Euro. In particular, uncertainty regarding economic conditions in Europe and the debt crisis affecting certain countries in the European Union pose risk to the stability of the Euro. Exchange rate fluctuations have in the past adversely affected our results of operations, cash flows and financial condition and may adversely affect our results of operations, cash flows and financial condition and the value of our assets outside the U.S. in the future. If a foreign currency is devalued in a jurisdiction in which we are paid in such currency, we may require our customers to pay higher amounts for our products, which they may be unable or unwilling to pay.
From time to time, we enter into foreign currency forward or other hedging contracts. We are subject to the risk that a counterparty to one or more of these contracts defaults on its performance under the contracts. During an economic downturn, a counterparty’s financial condition may deteriorate rapidly and with little notice and we may be unable to take action to protect our exposure. In the event of a counterparty default, we could lose the benefit of our hedging contract, which may harm our business, results of operations, cash flows and financial condition. In the event that one or more of our counterparties becomes insolvent or files for bankruptcy, our ability to eventually recover any benefit lost as a result of that counterparty’s default may be limited by the liquidity of the counterparty.
Foreign governments can impose restrictions on currency movements that may make it costly or impossible to transfer money to the U.S. Additionally, foreign governments may limit or prevent our ability to import our products and services into foreign jurisdictions. In 2012, governmental authorities in Argentina modified regulations relating to importing products and limiting the exchange of pesos into U.S. dollars and the transfer of funds from Argentina. If the Argentine government’s current restrictions on currency transfer remain unchanged, the excess peso balances in our Argentinian bank account may continue to grow, which would increase our exposure to any potential currency devaluation in Argentina. Currently, our legal entities in Argentina cannot directly import our gaming products and, if the regulations remain unchanged or if we are unable to continue to import our products into Argentina, our revenue from customers in Argentina will be negatively impacted, as occurred in the twelve months ended December 31, 2014. See "Management's Discussion and Analysis of Financial Condition and Results of Operations—Business Segments Results—Gaming-—Current Year Update."
Our operations in foreign jurisdictions subject us to additional risks customarily associated with such operations, including: the complexity of foreign laws, regulations and markets; the uncertainty of enforcement of remedies in foreign jurisdictions; the impact of foreign labor laws and disputes; the economic, tax and regulatory policies of local governments; compliance with applicable anti‑corruption laws; and the ability to attract and retain key personnel in foreign jurisdictions. In addition, our international business operations could be interrupted and negatively affected by terrorist activity, political unrest or other economic or political uncertainties. For example, recent government actions and challenges affecting the gaming industry in Mexico have increased the credit quality risk with respect to certain of our current Mexico customers. In addition, foreign jurisdictions could impose tariffs, quotas, trade barriers and other similar restrictions on our international sales.
As a significant amount of our profits and cash flows are generated outside the U.S., the repatriation of funds currently held in foreign jurisdictions may result in higher effective tax rates for the Company. In addition, there have been proposals to change U.S. tax laws that could significantly impact how U.S. multinational corporations, such as us, are taxed on foreign earnings. Although we cannot predict the likelihood, timing, scope or terms of any such laws, certain of the proposed changes, such as those seeking to limit the deferral of taxes, if enacted, could have a material adverse impact on our tax expense, results of operations, cash flows and financial condition.
Additionally, foreign taxes paid by our foreign subsidiaries and equity investees on their earnings may not be recovered against our U.S. tax liability. At December 31, 2014, we had a deferred tax asset for our foreign tax credit carry forward of $17.2 million. Although we will continue to explore tax planning strategies to use all of our foreign tax credit carry forward, at December 31, 2014, we had a valuation allowance of $11.2 million against the foreign tax credit deferred tax asset to reduce the asset to the net amount that our management estimates is "more likely than not" to be realized.
In addition, our ability to expand successfully in foreign jurisdictions involves other risks, including difficulties in integrating foreign operations, risks associated with entering jurisdictions in which we may have little experience and the day‑to‑day management of a growing and increasingly geographically diverse company. Our investment in foreign jurisdictions often entails entering into joint ventures or other business relationships with locally based entities, which can involve additional risks arising from our lack of sole decision‑making authority, our reliance on a partner’s financial condition, inconsistency between our business interests or goals and those of our partners and disputes between us and our partners.
We have lottery‑related investments and business operations in China, including through our joint ventures. Our business in, and results of operations from, China are subject to a number of risks relating to China, including risks relating to competition, the bidding and contract negotiation processes, our ability to finance or refinance our operations, the complex regulatory environment (including currency and money transfer restrictions), our ability to receive timely product approvals, the political climate, the economy and our joint venture and other business partners in China.
We may not realize the operating efficiencies, competitive advantages or financial results that we anticipate from our investments in foreign jurisdictions and our failure to effectively manage the risks associated with our operations in foreign jurisdictions could have a material adverse effect on our business prospects, results of operations, cash flows and financial condition.
We are dependent on our employees.
We depend on the continued performance of our executive officers and key personnel, including M. Gavin Isaacs, our president and chief executive officer. If we lose the services of any of our executive officers or key personnel and cannot find suitable replacements for such persons in a timely manner, it could have an adverse impact on our business. Our ability to expand is dependent on our ability to recruit and retain talented employees in the U.S. and internationally who are capable of leading our employees to achieve our strategic objectives.
We also rely on our highly skilled, technically trained and creative employees to develop new technologies and create innovative products. A lack of skilled technical workers could delay or negatively impact our business plans, ability to compete, results of operations, cash flows and financial condition.
We could incur costs in the event of violations of, or liabilities under, environmental laws.
Our operations and real property are subject to U.S. and foreign environmental laws and regulations, including those relating to air emissions, the management and disposal of hazardous substances and wastes and the cleanup of contaminated sites. We could incur costs, including cleanup costs, fines or penalties, and third‑party claims as a result of violations of, or liabilities under, environmental laws. Some of our operations require environmental permits and controls to prevent or reduce environmental pollution, and these permits are subject to review, renewal and modification by issuing authorities.
Failure to perform under our gaming and lottery contracts may result in litigation, substantial monetary liquidated damages and contract termination.
Our business subjects us to contract penalties and risks of litigation, including potential allegations that we have not fully performed under our contracts or that goods or services we supply are defective in some respect. Litigation is pending in Colombia arising out of the termination of certain Colombian lottery contracts in 1993. An agency of the Colombian government has asserted claims against certain parties, including the Company, which owned a minority interest in Wintech de Colombia S.A., or Wintech (now liquidated), the former operator of the Colombian national lottery. The claims are for, among other things, contract penalties, interest and the amount of a bond issued by a Colombian surety. For additional information regarding this or other litigations, see "Legal Proceedings" in Item 3 of this Annual Report on Form 10-K. There can be no assurance that this litigation will not be finally resolved adversely to us or result in material liability.
In addition, our lottery contracts, including our contracts relating to the provision of VLTs, typically permit a lottery authority to terminate the contract at any time for a material failure to perform, other specified reasons and, in many cases, for no reason at all. Upon such a termination or failure to perform, we may be required to refund fees paid to us for services performed or allow our lottery customers to return our products to us for a full refund.  Lottery contracts to which we are a party also frequently contain exacting implementation schedules and performance requirements and the failure to meet these schedules and requirements may result in substantial monetary liquidated damages, as well as possible contract termination. We are also required by certain of our lottery customers to provide surety or performance bonds. We have paid or incurred liquidated damages and have been required to allow the return of VLTs for a full refund under our lottery contracts and material amounts of liquidated damages could be imposed on us in the future, which could, if imposed, have a material adverse effect on our business prospects, results of operations, cash flows and financial condition.
We may be liable for product defects or other claims relating to our products.
Our products could be defective, fail to perform as designed or otherwise cause harm to our customers, their equipment or their products. If any of our products are defective, we may be required to recall the products and/or repair or replace them, which could result in substantial expenses and affect our profitability. Any problem with the performance of our products, such as an instant lottery game misprint or false jackpot or other prize, could harm our reputation, which could result in a loss of sales to customers and/or potential customers. In addition, the occurrence of errors in, or fraudulent manipulation of, our products or software may give rise to claims by our customers or by our customers’ patrons, including claims by our customers for lost revenues and related litigation that could result in significant liability. Any claims brought against us by customers may result in diversion of management’s time and attention, expenditure of large amounts of cash on legal fees and payment of damages, lower demand for our products or services, or injury to our reputation. Our insurance may not sufficiently cover a judgment against us or a settlement payment and is subject to customary deductibles, limits and exclusions. In addition, a judgment against us or a settlement could make it difficult for us to obtain insurance in the coverage amounts necessary to adequately insure our businesses, or at all, and could materially increase our insurance premiums and deductibles. In addition, software bugs or malfunctions, errors in distribution or installation of our software, failure of our products to perform as approved by the appropriate regulatory bodies or other errors or malfunctions, may subject us to investigation or other action by gaming regulatory authorities, including fines.
In October 2012, SNAI S.p.a. ("SNAI") filed a lawsuit in Italy against our subsidiaries, Barcrest and Global Draw, relating to the erroneous printing of what appeared to be winning jackpots on certain VLTs operated by SNAI and supplied by Barcrest. For additional information regarding this litigation, see "Legal Proceedings" in Item 3 of this Annual Report on Form 10-K.
Litigation may adversely affect our business and our results of operations, cash flows and financial condition.
We may become subject to litigation claims in the operation of our business, including, but not limited to, with respect to employee matters, alleged product and system malfunctions, alleged intellectual property infringement and claims relating to our contracts, licenses and strategic investments. We may incur significant expense defending or settling any such litigation. Additionally, adverse judgments that may be decided against us could result in significant monetary damages or injunctive relief that could adversely affect our ability to conduct our business and our results of operations, cash flows and financial condition.
Labor disputes may have an adverse effect on our operations.
Certain of our employees are represented by unions, including a majority of the employees at our printing facilities in Canada, Chile and the U.K. Our gaming manufacturing facility in Illinois employs union employees that are represented by the International Brotherhood of Electrical Workers under a collective bargaining agreement that expires in December 2015. While we believe our relations with our employees are satisfactory, we cannot predict whether we will be successful in negotiating new collective bargaining agreements without any disruptions in our manufacturing. Any disruption in our printing or manufacturing operations could have an adverse effect on our results of operations, cash flows and financial condition. There can be no assurance that we will not encounter conflicts or strikes with any labor unions that represent our employees. Any such conflict or strike could adversely impact our results of operations, cash flows and financial condition or our customers’ operations, or could cause us to lose customers.
Certain holders of our common stock exert significant influence over the Company and may make decisions that conflict with the interests of other stockholders.
In August 2004, MacAndrews & Forbes Incorporated (formerly known as MacAndrews & Forbes Holdings Inc.) was issued approximately 25% of our outstanding common stock in connection with its conversion of our then outstanding Series A Convertible Preferred Stock. According to an amendment to Schedule 13D filed with the SEC on January 2, 2015, this holder beneficially owns 34,255,737 shares of our common stock, or approximately 40.1% of our outstanding common stock as of March 12, 2015. Pursuant to a stockholders’ agreement with us, which we originally entered into with holders of the Series A Convertible Preferred Stock, such holder is entitled to appoint up to four members of our board of directors and certain actions of our Company require the approval of such holder. As a result, this holder has the ability to exert significant influence over our business and may make decisions with which other stockholders may disagree, including, among other things, delaying, discouraging or preventing a change of control of our Company or a potential merger, consolidation, tender offer, takeover or other business combination.
ITEM 1B.    UNRESOLVED STAFF COMMENTS
None.

ITEM 2.    PROPERTIES
We occupy approximately 2,954,000 square feet of space in the U.S. and Puerto Rico. Internationally, we occupy approximately 1,434,000 square feet of space. Set forth below is an overview of the principal owned and leased real estate properties that support our Gaming, Lottery and Interactive segments.

•	We own an approximate 128,000 square foot facility in Las Vegas, Nevada for our global headquarters that supports all of our business segments.

•	We own an approximate 355,000 square foot facility in Alpharetta, Georgia for administrative offices, manufacturing and warehousing that supports all of our business segments.

•	We own an approximate 151,000 square foot facility in Las Vegas, Nevada for manufacturing and warehousing that supports our Gaming business segment.

•	We own an approximate 483,000 square foot campus in Chicago, Illinois for R&D that supports our Gaming and Interactive business segments.

•	We own an approximate 365,000 square foot facility in Waukegan, Illinois for administrative offices and manufacturing that supports our Gaming business segment.

•	We lease approximately 260,000 square feet of facilities in Las Vegas, Nevada for administrative offices and warehousing that supports our Gaming business segment.

•	We lease approximately 186,000 square feet of facilities in India (Bangalore, Chennai and Pune) for R&D that supports our Gaming, Lottery and Interactive business segments.

•	We own an approximate 150,000 square foot facility in Leeds, England for administrative offices, manufacturing and warehousing that supports our Lottery business segment.

•	We own an approximate 119,000 square foot facility in Montreal, Canada for administrative offices, manufacturing and warehousing that supports our Lottery business segment.

•	We own an approximate 47,000 square foot facility in Santiago, Chile for manufacturing and distribution that supports our Lottery business segment.
Our Alpharetta and Chicago facilities listed above are encumbered by mortgages securing indebtedness under our credit agreement and Secured Notes. In addition to those listed above, we own or lease a number of additional properties in the U.S. and internationally that support our operations, some of which are also encumbered by mortgages securing indebtedness under our credit agreement and Secured Notes.
ITEM 3.    LEGAL PROCEEDINGS
The Company is involved in various legal proceedings, including those discussed below. We record an accrual for legal contingencies when it is both probable that a liability will be incurred and the amount or range of the loss can be reasonably estimated (although, as discussed below, there may be an exposure to loss in excess of the accrued liability). We evaluate our accruals for legal contingencies at least quarterly and, as appropriate, establish new accruals or adjust existing accruals to reflect (1) the facts and circumstances known to us at the time, including information regarding negotiations, settlements, rulings and other relevant events and developments, (2) the advice and analyses of counsel and (3) the assumptions and judgment of management. Legal costs associated with our legal proceedings are expensed as incurred. We had accrued liabilities of $47.3 million and $25.9 million for all of our legal matters that were contingencies as of December 31, 2014 and 2013, respectively.
Substantially all of our legal contingencies are subject to significant uncertainties and, therefore, determining the likelihood of a loss and/or the measurement of any loss involves a series of complex judgments about future events. Consequently, the ultimate outcomes of our legal contingencies could result in losses in excess of amounts we have accrued. We may be unable to estimate a range of possible losses for some matters pending against the Company or its subsidiaries, even when the amount of damages claimed against the Company or its subsidiaries is stated because, among other things: (1) the claimed amount may be exaggerated or unsupported; (2) the claim may be based on a novel legal theory or involve a large number of parties; (3) there may be uncertainty as to the likelihood of a class being certified or the ultimate size of the class; (4) there may be uncertainty as to the outcome of pending appeals or motions; (5) the matter may not have progressed sufficiently through discovery or there may be significant factual or legal issues to be resolved or developed; and/or (6) there may be uncertainty as to the enforceability of legal judgments and outcomes in certain jurisdictions. Other matters have progressed sufficiently that we are able to estimate a range of possible loss. For those legal contingencies disclosed below as to which a loss is reasonably possible, whether in excess of a related accrued liability or where there is no accrued liability, and for which we are able to estimate a range of possible loss, the current estimated range is up to approximately $14.5 million in excess of the accrued liabilities (if any) related to those legal contingencies. This aggregate range represents management’s estimate of additional possible loss in excess of the accrued liabilities (if any) with respect to these matters based on currently available information, including any damages claimed by the plaintiffs, and is subject to significant judgment and a variety of assumptions and inherent uncertainties. For example, at the time of making an estimate, management may have only preliminary, incomplete, or inaccurate information about the facts underlying a claim; its assumptions about the future rulings of the court or other tribunal on significant issues, or the behavior and incentives of adverse parties, regulators, indemnitors or co‑defendants, may prove to be wrong; and the outcomes it is attempting to predict are often not amenable to the use of statistical or other quantitative analytical tools. In addition, from time to time an outcome may occur that management had not accounted for in its estimate because it had considered that outcome to be remote. Furthermore, as noted above, the aggregate range does not include any matters for which the Company is not able to estimate a range of possible loss. Accordingly, the estimated aggregate range of possible loss does not represent our maximum loss exposure. Any such losses could have a material adverse impact on our results of operations, cash flows and financial condition. The legal proceedings underlying the estimated range will change from time to time, and actual results may vary significantly from the current estimate.
Colombia litigation
Our subsidiary, SGI, owned a minority interest in Wintech de Colombia S.A., or Wintech (now liquidated), which formerly operated the Colombian national lottery under a contract with Empresa Colombiana de Recursos para la Salud, S.A. (together with its successors, "Ecosalud"), an agency of the Colombian government. The contract provided for a penalty against Wintech, SGI and the other shareholders of Wintech of up to $5.0 million if certain levels of lottery sales were not achieved. In addition, SGI delivered to Ecosalud a $4.0 million surety bond as a further guarantee of performance under the contract. Wintech started the instant lottery in Colombia but, due to difficulties beyond its control, including, among other factors, social and political unrest in Colombia, frequently interrupted telephone service and power outages, and competition from another lottery being operated in a province of Colombia that we believe was in violation of Wintech’s exclusive license from Ecosalud, the projected sales level was not met for the year ended June 30, 1993.
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
In June 1999, Ecosalud filed a collection proceeding against SGI to enforce the liquidation resolution and recover the claimed damages. In May 2013, the Tribunal denied SGI’s merit defenses to the collection proceeding and issued an order of payment of approximately 90 billion Colombian pesos (approximately $36 million based on the current exchange rate) plus default interest (potentially accrued since 1994). SGI has filed an appeal to the Council of State, which appeal has stayed the payment order.
SGI believes it has various defenses, including on the merits, against Ecosalud’s claims. Although we believe these claims will not result in a material adverse effect on our consolidated results of operations, cash flows or financial position, it is not feasible to predict the final outcome, and there can be no assurance that these claims will not ultimately be resolved adversely to us or result in material liability.
SNAI litigation
On April 16, 2012, certain VLTs operated by SNAI in Italy and supplied by Barcrest erroneously printed what appeared to be winning jackpot and other tickets with a face amount in excess of €400.0 million. SNAI has stated, and system data confirms, that no jackpots were actually won on that day. The terminals have been deactivated by the Italian regulatory authority. Following the incident, we understand that the Italian regulatory authority revoked the certification of the version of the gaming system that Barcrest provided to SNAI and fined SNAI €1.5 million, but determined to not revoke SNAI’s concession to operate VLTs in Italy.
In October 2012, SNAI filed a lawsuit in the Court of First Instance of Rome in Italy against Barcrest and Global Draw, our subsidiary which acquired Barcrest from IGT‑UK Group Limited, a subsidiary of IGT, claiming liability based on breach of contract and tort. The lawsuit sought to terminate SNAI’s agreement with Barcrest and damages arising from the deactivation of the terminals, including among other things, lost profits, expenses and costs, potential awards to players who have sought to enforce what appeared to be winning jackpot and other tickets, compensation for lost profits sought by managers of the gaming locations where SNAI VLTs supplied by Barcrest were installed, damages to commercial reputation and any future damages arising from SNAI’s potential loss of its concession or inability to obtain a new concession. In June 2013, Barcrest and Global Draw filed a counterclaim based on SNAI’s alleged breach of contract.
In September 2013, Global Draw brought an action against IGT‑UK Group Limited and IGT in the High Court of Justice (Commercial Court) in London, England seeking relief under the indemnification and warranty provisions contained in the agreement pursuant to which Barcrest was acquired from IGT‑UK Group, including in connection with the April 2012 incident and a number of ancillary matters. In November 2013, IGT‑UK Group Limited filed a defense in which it denied Global Draw’s claims and counterclaimed based on Global Draw’s alleged breach of contract in connection with another ancillary matter. In September 2014, Global Draw’s motion for summary judgment was granted in respect of one of the ancillary matters but denied in respect of the April 2012 incident. Accordingly, the parties are scheduled to proceed to trial relating to the April 2012 incident and the other remaining issues in May 2015.
In February 2015, we entered into a settlement agreement with SNAI that provides, among other things, for us to make a €25 million upfront payment to SNAI and to indemnify SNAI against certain potential future losses. In connection with the settlement, the parties’ pending claims in the Court of First Instance of Rome were dismissed on February 19, 2015. We are continuing to pursue recovery from third party sources in connection with this matter, including IGT and our insurance carriers; however, there can be no assurance that any amounts will ultimately be recovered.
WMS merger litigation
Complaints challenging the WMS merger were filed in early 2013 in the Delaware Court of Chancery, the Circuit Court of Cook County, Illinois and the Circuit Court of Lake County, Illinois. The actions are putative class actions filed on behalf of WMS stockholders. The complaints generally allege that the WMS directors breached their fiduciary duties in connection with their consideration and approval of the merger and in connection with their public disclosures concerning the merger. The complaints allege that other defendants, including WMS, Scientific Games Corporation and certain affiliates of Scientific Games Corporation, aided and abetted those alleged breaches. The plaintiffs sought equitable relief, including to enjoin the acquisition, to rescind the acquisition if not enjoined, damages, attorneys’ fees and other costs.
The Delaware actions have been consolidated under the caption In re WMS Stockholders Litigation (C.A. No. 8279‑VCP). The plaintiffs in the consolidated Delaware actions submitted to the Delaware Court of Chancery a letter advising that they had conferred with the plaintiffs in the Illinois actions and agreed to stay the consolidated Delaware action.
The Lake County, Illinois actions were transferred to Cook County. All of the Illinois actions were consolidated in Cook County with Gardner v. WMS Industries Inc., et al. (No. 2013 CH 3540).
In April 2013, the plaintiffs in the Gardner action filed a motion for preliminary injunction to enjoin the WMS stockholder vote on the merger. Following that, in April 2013, lead counsel in the Gardner action, on behalf of counsel for plaintiffs in all actions in Delaware and Illinois, agreed to withdraw the motion for preliminary injunction and not to seek to enjoin the WMS stockholder vote in return for WMS’ agreement to make certain supplemental disclosures related to the merger. WMS made those supplemental disclosures in a Current Report on Form 8‑K filed with the SEC on April 29, 2013.
In January 2014, the plaintiffs in the Illinois action filed an amended complaint seeking damages for the alleged breach of fiduciary duties by the individual defendants and the alleged aiding and abetting of those breaches by WMS and Scientific Games Corporation. In February 2014, WMS and Scientific Games Corporation filed motions to dismiss the amended complaint. In September 2014, the plaintiffs’ claims in the Illinois action were dismissed with prejudice. The plaintiffs in the Illinois action have filed a claim for attorney fees of $0.9 million, which we have opposed. A ruling on this matter is anticipated in March 2015.
The Company believes the claims in the consolidated Delaware action are without merit.
Bally merger litigation
Complaints challenging the Bally merger were filed in August 2014 in the District Court of Clark County, Nevada. The actions are putative class actions filed on behalf of the public stockholders of Bally and name as defendants Bally, its directors, Scientific Games Corporation and certain of its affiliates. The complaints generally allege that the Bally directors breached their fiduciary duties in connection with their consideration and approval of the merger and that we aided and abetted those alleged breaches. The plaintiffs seek equitable relief, including to enjoin the merger, to rescind the merger if not enjoined, damages, attorneys’ fees and other costs.
All of the actions have been consolidated under the caption In re Bally Technologies, Inc. Shareholders Litigation (C.A. No. A‑14‑ 705012‑B) (the "Nevada Action"). In October 2014, plaintiffs filed a motion for limited expedited discovery in connection with an anticipated motion to enjoin the proposed transaction. Following that, in October 2014, Bally and its directors filed a motion to dismiss the consolidated complaint and Scientific Games Corporation and its affiliates filed a motion to dismiss the count of the consolidated complaint alleging wrongdoing by Scientific Games Corporation and its affiliates. Following that, the plaintiffs withdrew their motion for expedited discovery and the parties entered into preliminary settlement discussions.
On October 17, 2014, following arm’s‑length negotiations, the parties to the Nevada Action entered into a Memorandum of Understanding ("MOU") under which they agreed in principle to settle all of the claims asserted in the Nevada Action on a class‑wide basis, subject to certain conditions, including confirmatory discovery by the plaintiffs in the Nevada Action and preliminary and final approval of the Nevada court, which will consider the fairness, reasonableness and adequacy of the settlement. Bally, Scientific Games and the other named defendants entered into the MOU solely to avoid the costs, risks and uncertainties inherent in litigation and without admitting any liability or wrongdoing, and vigorously denied, and continue to vigorously deny, the claims alleged in the Nevada Action.
On November 18, 2014, Bally's stockholders approved the Bally acquisition and the Bally acquisition was consummated on November 21, 2014.  Since entering into the MOU, the plaintiffs have completed confirmatory discovery and have concluded that the settlement contemplated by the MOU is fair, reasonable and adequate, and is in the best interests of the Bally public stockholders.  The parties are in the process of negotiating final versions of the definitive settlement documents to be submitted to the Nevada court for approval.
There can be no assurance that the parties will ultimately enter into a definitive settlement agreement or that the Nevada court will approve the settlement. In such event, the proposed settlement will be null and void and of no force and effect. Payments made in connection with the settlement, which are subject to court approval, are not expected to be material.
Oregon State Lottery matter
On December 31, 2014, a representative of a purported class of persons alleged to have been financially harmed by relying on the "auto hold" feature of various manufacturers' video lottery terminals played in Oregon, filed suit in the Circuit Court of Multnomah County, Oregon, against the Oregon State Lottery and various manufacturers, including WMS Gaming Inc.  The suit alleges that the auto hold feature of video poker games is perceived by players as providing the best possible playing strategy that will maximize the odds of the player winning, when such auto hold feature does not maximize the players' odds of winning.  The plaintiffs are seeking in excess of $134.0 million in monetary damages. We filed a motion to dismiss in March 2015 and intend to vigorously defend against the claims asserted in this lawsuit.

ITEM 4.    MINE SAFETY DISCLOSURES
Not applicable.

PART II
ITEM 5. MARKET FOR REGISTRANT'S COMMON EQUITY, RELATED STOCKHOLDER MATTERS AND ISSUER PURCHASES OF EQUITY SECURITIES
Market for Our Common Stock
Our outstanding common stock is listed for trading on the Nasdaq Global Select Market under the symbol "SGMS". The following table sets forth, for the periods indicated, the range of high and low sales prices of our Class A common stock:

	Sales Price of Scientific Games Common Stock
	High	Low
Fiscal Year 2014 (January 1, 2014 - December 31, 2014)
First Quarter	$17.25	$12.80
Second Quarter	$14.31	$8.28
Third Quarter	$13.61	$6.97
Fourth Quarter	$15.66	$8.44
Fiscal Year 2013 (January 1, 2013 - December 31, 2013)
First Quarter	$10.88	$8.07
Second Quarter	$11.82	$7.55
Third Quarter	$16.70	$11.33
Fourth Quarter	$19.48	$15.50
On March 12, 2015, the last reported sale price for our common stock on the Nasdaq Global Select Market was $12.62 per share. There were 829 holders of record of our common stock as of March 12, 2015.
Dividend Policy
We have never paid any cash dividends on our Class A common stock and do not presently intend to pay cash dividends on our Class A common stock in the foreseeable future. Further, under the terms of certain of our debt agreements, we are limited in our ability to pay cash dividends or make certain other restricted payments (other than stock dividends) on our Class A common stock. For further discussion related to dividend restrictions, see "Management's Discussion and Analysis of Financial Condition and Results of Operations—Liquidity, Capital Resources and Working Capital—Credit Agreement and Other Debt" in Item 7 of this Annual Report on Form 10-K.
Stock Repurchase Program
In December 2014, our existing stock repurchase program, which was originally announced in May 2010, expired and was not renewed. Under the program, we were authorized to repurchase, from time to time through open market purchases or otherwise, shares of our outstanding common stock in an aggregate amount up to $200.0 million. During the first quarter of 2014, we repurchased 2.0 million shares at an aggregate cost of $29.5 million. Purchases made during 2014 were funded by cash flows from operations, borrowings or a combination thereof. As of the program’s expiration on December 31, 2014, we had $75.0 million remaining available for potential repurchases under the program which expired.
During 2013, we repurchased 49.3 thousands shares under the repurchase program at an aggregate cost of $0.8 million. As of December 31, 2013, we had $104.5 million available for potential repurchases under the program. Purchases made during 2013 were funded by cash flows from operations, borrowings, or a combination thereof.

Period	Total Number of Shares Purchased (1)	Average Price Paid per Share	Total Number of Shares Purchased as Part of Publicly Announced Plans or Programs	Approximate Dollar Value of Shares that May Yet Be Purchased Under the Plans or Programs
10/1/2014 - 10/31/2014	7,103	$9.58	—	$75.0 million
11/1/2014 - 11/30/2014	35,786	$13.01	—	$75.0 million
12/1/2014 - 12/31/2014	46,232	$13.26	—	$75.0 million
Total	89,121	$12.87	—	$75.0 million
_________________________________________________________________________________________________________________________

(1)	This column reflects 89,121 shares acquired from employees to satisfy the withholding taxes associated with the vesting of RSUs during the three months ended December 31, 2014.

Shares Authorized For Issuance Pursuant to Equity Compensation Plans

When we acquired WMS in October 2013, we assumed the WMS Incentive Plan (renamed the Scientific Games Corporation Incentive Plan (2013 Restatement)) (the "Legacy WMS Plan"), including WMS equity awards that were not cashed out in connection with the acquisition (which were adjusted to become awards relating to approximately 0.5 million shares of our common stock using a customary exchange ratio based on the stock prices of WMS and the Company at the time of the acquisition) and approximately 5.6 million shares of our common stock (after adjustment using the customary exchange ratio) available for future awards under the WMS Legacy Plan. At our annual meeting of stockholders on June 11, 2014, our stockholders approved an amendment and restatement of the Company’s 2003 Incentive Compensation Plan (the “2003 Plan”). Under the amended and restated 2003 Plan, the Legacy WMS Plan was merged into the 2003 Plan. As a result, the shares reserved and available under the two plans were combined into a single share pool, with such shares available for equity awards to any employee, non-employee director or other eligible service provider of the Company or its subsidiaries, including WMS. In order to account for a share counting rule under the Legacy WMS Plan under which each share delivered in settlement of a “full-value” award (e.g., an RSU) was counted as 1.8 shares against the shares reserved under the Legacy WMS Plan, only 55.55% of the shares that nominally would be available for future grants under the Legacy WMS Plan were included in the combined share pool in the merger of the two plans. For additional information, see the Company's Current Report on Form 8-K filed with the SEC on June 17, 2014.
When we acquired Bally in November 2014, we consolidated the Bally 2010 Long Term Incentive Plan (amended and restated in 2013) (“Legacy Bally Plan”) with and into the 2003 Plan such that the Legacy Bally Plan became a sub-plan of the 2003 Plan with respect to the Bally awards that we assumed (discussed below). In connection therewith, Bally equity awards that were not cashed out in connection with the acquisition were assumed and adjusted (using a customary exchange ratio based on the stock prices of Bally and the Company at the time of the acquisition) to become awards relating to approximately 1.4 million shares of our common stock. In addition, we assumed shares available for future awards under the Bally Legacy Plan that totaled (after adjustment using the customary exchange ratio) 3.4 million shares of our common stock (such shares, together with the shares underlying the assumed Bally equity awards, the “Legacy Bally Shares”).
As a result of merging the Legacy WMS Plan and the Legacy Bally Plan into the 2003 Plan, as of December 31, 2014, we had approximately 21.3 million shares of common stock authorized for awards under the 2003 Plan (plus available shares from a pre-existing equity-based compensation plan). As of December 31, 2014, we had approximately 8.9 million shares available for future grants of equity awards (excluding shares underlying the outstanding awards) under the 2003 Plan (plus available shares from a pre-existing equity-based compensation plan). We also have outstanding stock options and RSUs granted as part of inducement awards that were not approved by our stockholders, as permitted by applicable stock exchange rules.

The table below shows information regarding our equity compensation plans (in millions) as of December 31, 2014:

Equity Compensation Plans
Shares available for future issuance under the 2003 Plan(1)	8.9
Unrecognized cost of outstanding awards (in millions)	$54.8
Weighted average future recognition period (years)	2.0
(1) Excludes 128 thousand shares available for future issuance under our employee stock purchase plan as of December 31, 2014. Under the share counting rules of the 2003 Plan, awards may be outstanding relating to a greater number of shares than the aggregate remaining available under the plan so long as awards will not result in delivery and vesting of shares in excess of the number then available under the 2003 Plan.  Shares available for future issuance under the 2003 Plan do not include shares expected to be withheld in connection with outstanding awards to satisfy tax withholding obligations, which may be deemed to be available for awards under the 2003 Plan as permitted under the applicable share counting rules of the plan.
(2) Shares available for grants of equity awards to Bally employees as of December 31, 2014 under the 2014 Plan.
Stockholder Return Performance Graph
The following graph compares the cumulative total stockholder return over the five-year period ended December 31, 2014 of our common stock, the Nasdaq Composite Index and indices of two peer group companies that operate in industries or lines of business similar to ours: our old peer group and our new peer group.
As a result of the continued consolidation of gaming industry manufacturers in 2014, we modified our peer group companies. The new peer group index consists of Aristocrat Leisure Limited (Australian Securities Exchange: ALL), Gtech

S.p.A. (Borsa Italiana S.p.A.: GTK), Intralot, S.A (Athens Stock Exchange: INLOT), Pollard Banknote Limited (Toronto Stock Exchange: PLB.UN-TO) and Global Cash Access (New York Stock Exchange: GCA). The old peer group consists of Bally Technologies, Inc. (New York Stock Exchange: BYI), IGT (New York Stock Exchange: IGT), Multimedia Games, Inc. (Nasdaq Global Select Market: MGAM), Aristocrat Leisure Limited (Australian Securities Exchange: ALL), Gtech S.p.A. (Borsa Italiana S.p.A.: GTK), Intralot, S.A (Athens Stock Exchange: INLOT) and Pollard Banknote Limited (Toronto Stock Exchange: PLB.UN-TO).
The companies in each peer group have been weighted based on their relative market capitalization each year. The graph assumes that $100 was invested in our common stock, the Nasdaq Composite Index and the peer group indices at the beginning of the five-year period and that all dividends were reinvested. The comparisons are not intended to be indicative of future performance of our common stock.

	12/09	12/10	12/11	12/12	12/13	12/14
Scientific Games Corporation	100.00	65.45	66.67	59.59	116.36	87.49
NASDAQ Composite	100.00	117.61	118.70	139.00	196.83	223.74
Prior Peer Group	100.00	82.35	82.14	91.99	123.64	114.38
Current Peer Group	100.00	68.08	69.89	102.42	139.47	122.94

ITEM 6.    SELECTED FINANCIAL DATA
Selected financial data presented below as of and for the years ended December 31, 2014, 2013, 2012, 2011 and 2010 have been derived from our audited consolidated financial statements. The information below reflects the acquisitions and dispositions of certain businesses from 2010 through 2014, including the Bally acquisition in November 2014, the WMS acquisition in October 2013, the disposition of our equity investment in Sportech in January 2014, the disposition of our pub business in March 2013, the acquisition of substantially all of the assets of Parspro in July 2012, the acquisition of Provoloto in June 2012 and the exit of that business in February 2014, the acquisition of ADS in June 2012, the acquisition of Barcrest in September 2011, the disposition of our Racing Business in October 2010, the acquisition of substantially all of GameLogic Inc.'s assets in August 2010 and the acquisition of certain assets of Sceptre Leisure Solutions Limited in April 2010. This data should be read in conjunction with "Management's Discussion and Analysis of Financial Condition and Results of Operations" in Item 7 of this Annual Report on Form 10-K and our Consolidated Financial Statements and the Notes thereto included in Item 8 of this Annual Report on Form 10-K.
FIVE YEAR SUMMARY OF SELECTED FINANCIAL DATA
(in millions, except per share amounts)

		As of and for the Years Ended December 31,
	2014	2013	2012	2011	2010
Total revenue	$1,786.4	$1,090.9	$928.6	$865.9	$870.5
Operating (loss) income (1)	(172.7)	(18.3)	62.9	92.2	62.9
Total other expense, net (2)	(322.2)	(125.0)	(86.1)	(79.6)	(63.5)
Net (loss) income from continuing operations before income taxes	(494.9)	(143.3)	(23.2)	12.6	(0.6)
Income tax benefit (expense)	260.6	117.7	(20.7)	(18.4)	(143.8)
Net loss from continuing operations	$(234.3)	$(25.6)	$(43.9)	$(5.8)	$(144.4)

Basic and diluted net loss per share:
Basic from continuing operations	$(2.77)	$(0.30)	$(0.49)	$(0.06)	$(1.56)
Diluted from continuing operations	$(2.77)	$(0.30)	$(0.49)	$(0.06)	$(1.56)

Weighted average number of shares used in per share calculations:
Basic shares	84.6	85.0	90.0	92.1	92.7
Diluted shares	84.6	85.0	90.0	92.1	92.7

Statement of Cash Flows Data
Net cash provided by operating activities	$203.5	$171.2	$156.8	$171.1	$170.5
Net cash used in investing activities	(3,332.9)	(1,664.7)	(141.9)	(161.1)	(287.6)
Net cash provided by (used in) financing activities	3,157.4	1,538.7	(10.1)	(24.7)	(9.8)
Effect of exchange rates changes on cash and cash equivalents	(9.9)	(0.5)	(0.2)	(5.2)	(9.0)
Increase (decrease) in cash and cash equivalents	$18.1	$44.7	$4.6	$(19.9)	$(135.9)

Balance Sheet Data
Total assets	$9,995.2	$4,236.4	$2,186.9	$2,161.9	$2,151.5
Total long-term debt, including current installments	$8,516.0	$3,192.6	$1,468.2	$1,390.7	$1,396.7
Total stockholders' equity	$3.9	$375.0	$364.8	$443.7	$452.7

(1) Operating (loss) income includes:

•
Cost of product sales includes $6.6 million and $13.0 million for the write-up of finished goods inventory required under purchase accounting for the Bally and WMS acquisitions in 2014 and 2013, respectively. Cost of products sold also includes $17.8 million of inventory write-offs related to certain of our product lines in the gaming operating segment in 2014.

•
SG&A includes charges for legal contingencies and settlements of $24.8 million and $24.5 million in 2014 and 2013, respectively. Also included in SG&A are $76.6 million of acquisition-related fees and expenses related to the Bally acquisition (including $41.0 million for the acceleration of Bally equity awards at the closing of the acquisition) in 2014 and $19.8 million of acquisition-related fees and expenses related to the WMS acquisition in 2013.

•	Stock-based compensation expense of $24.1 million, $22.3 million, $24.2 million, $21.5 million and $22.7 million in 2014, 2013, 2012, 2011 and 2010, respectively.

•	Employee termination and restructuring costs of $30.7 million, $22.7 million, $10.6 million, $2.0 million and $0.6 million in 2014, 2013, 2012, 2011 and 2010, respectively.

•
D&A, which includes accelerated depreciation charges related to equipment or technology, the impact of any impairment charges related to assets or underperforming contracts and accelerated depreciation expense related to restructuring plans. Charges for accelerated D&A were $31.5 million, $22.3 million, $45.5 million, $6.4 million and $31.3 million for 2014, 2013, 2012, 2011 and 2010, respectively. See "Management's Discussion and Analysis of Financial Condition and Results of Operations—Results of Operations" in Item 7 of this Annual Report on Form 10-K for further discussion regarding these charges.

(2) Other expense includes:

•	Interest expense which includes $64.7 million of debt financing fees incurred as a result of the Bally acquisition in 2014.

•
Loss on early extinguishment of debt, which includes losses that we incur when we refinance our long-term debt obligations and also includes write-offs of the associated deferred financing costs, which aggregated $25.9 million, $5.9 million, $15.5 million, $4.2 million and $2.9 million in 2014, 2013, 2012, 2011 and 2010, respectively. See Note 15 (Long-Term and Other Debt) for more information regarding our debt instruments.

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
BUSINESS OVERVIEW
We are a leading developer of technology‑based products and services and associated content for the worldwide gaming and lottery industries. Our portfolio includes gaming machines and game content, instant and draw‑based lottery games, server‑based gaming and lottery systems, casino management systems, table game products and services, sports betting technology, loyalty and rewards programs and interactive gaming and lottery content and services. We also gain access to technologies and pursue global expansion through strategic acquisitions and equity investments.
Impact of Bally Acquisition, WMS Acquisition and Other Items
On November 21, 2014, we acquired Bally for $5.1 billion (including the refinancing of approximately $1.9 billion of existing Bally indebtedness), creating one of the largest diversified global gaming suppliers. For additional information regarding the Bally acquisition, please see Note 3 (Acquisitions and Dispositions). On October 1, 2014, in connection with the Bally acquisition, we amended our existing credit agreement pursuant to which our $300.0 million revolving credit facility was increased by $267.6 million effective upon the Bally acquisition. In addition, we entered into an escrow credit agreement providing for a $2.0 billion senior secured incremental term loan facility (which became an incremental term loan facility under our existing credit agreement upon the consummation of the Bally acquisition). On November 21, 2014, in connection with the Bally acquisition, the Company issued $950 million of 7.0% Senior Secured Notes due 2022 and $2.2 billion of 10.0% Senior Unsecured Notes due 2022. We used the net proceeds from the issuance of the Secured Notes and the Unsecured Notes, $200.0 million of borrowings under the increased revolving credit facility and $2.0 billion of borrowings under the incremental term loan facility, together with cash on hand, to finance the consideration paid in the Bally acquisition, to repay Bally indebtedness and to pay related acquisition expenses and financing fees. For additional information regarding the indebtedness we incurred to finance the Bally acquisition, see Note 15 (Long-Term and Other Debt).
On October 18, 2013, we acquired WMS for $1.5 billion. For additional information regarding the WMS acquisition, please see Note 3 (Acquisitions and Dispositions). In connection with the WMS acquisition, we entered into senior secured credit facilities in an aggregate principal amount of $2.6 billion, including a $300.0 million revolving credit facility and a $2.3 billion term loan facility. The term loan facility was used, in part, to finance the consideration paid in the WMS acquisition, to pay off indebtedness under our and WMS's prior credit agreements and to pay related acquisition expenses and financing fees. For additional information regarding our indebtedness, see Note 15 (Long-Term and Other Debt).
We believe that the Bally and WMS acquisitions are transformational for Scientific Games, creating one of the largest diversified global gaming suppliers. In particular, we believe that the Bally and WMS acquisitions (1) significantly expand our gaming business, (2) diversify our mix of products, customers and geographies in which we do business and (3) allow the combined company to benefit from economies of scale, which we believe will provide opportunities for cost savings and cash flow improvements.

Our consolidated results of operations for the year ended December 31, 2014 were impacted by the inclusion of the results of operations for Bally for the 40 days following the acquisition date in November 2014. Our consolidated results of operations for the year ended December 31, 2013 include the results of operations for WMS for the 74 days following the acquisition date in October 2013 and do not include the results of operations of Bally. Our consolidated results of operations for the year ended December 31, 2012 do not include results of operations for Bally or WMS. Items related to the Bally acquisition and other items that impacted our results of operations for the year ended December 31, 2014 are detailed below:

▪	$151.6 million of our revenue was attributable to Bally;

▪	our consolidated results also reflected:

•
costs of product sales includes $6.6 million of additional cost related to the write-up of finished goods inventory required under purchase accounting for the Bally acquisition, $17.8 million of inventory write-downs for discontinued product lines and $2.1 million of inventory write-offs . Cost of services includes a $5.7 million charge related to the suspension of the MONOPOLY MILLIONAIRES’ CLUBTM ("MMC") draw lottery game and $3.1 million of inventory write-offs;

•
SG&A includes $76.6 million of acquisition-related fees and expenses related to the Bally acquisition (including $41.0 million for the acceleration of Bally equity awards at the closing of the acquisition), $24.8 million for legal contingencies and settlements that impacted SG&A, $6.0 million impairment of intangible assets with indefinite useful lives and $4.0 million of write-downs of certain receivables from international customers;

•
employee termination and restructuring costs of $30.7 million, comprised of $11.8 million related to WMS integration activities, $1.6 million related to the exit of an agreement following the Bally acquisition, $13.8 million related to other employee termination charges following the Bally acquisition (of which $9.1 million related to Gaming and Interactive and $3.8 million related to Lottery and corporate), $1.6 million related to the exit from our instant lottery game operations in Mexico and the exit from our paper roll conversion operations in the U.S., as well as $1.9 million of corporate costs unrelated to the Bally acquisition;

•
$46.8 million of accelerated or incremental depreciation expense, including $4.2 million related to impairments of U.S. lottery contracts, a $9.4 million of impairment on our Waukegan, Illinois manufacturing facility, $14.5 million of accelerated depreciation on certain gaming operations assets and cabinets and $3.8 million related to software in our gaming business for a product we are discontinuing related to the Bally acquisition. In addition, includes $18.1 million of incremental D&A from the write-up of tangible and intangible assets under purchase accounting for the Bally acquisition;

•
a $187.7 million year-over-year increase in interest expense related to the incremental indebtedness that we incurred in the fourth quarter of 2013 to finance the WMS acquisition and in the fourth quarter of 2014 to finance the Bally acquisition; the increase in interest expense also included a $64.7 million debt financing fees incurred in connection with the Bally acquisition;

•
a $19.7 million non-cash impairment charge in earnings (loss) from equity investments to write down our Northstar Illinois equity investment and $11.1 million of charges we recorded related to our share of shortfall payments accrued by Northstar Illinois; and

•
a loss on early extinguishment of debt of $25.9 million related to the tender and redemption premiums and the write-off of deferred financing costs in connection with the purchase and redemption of our 2019 Notes.

For additional information, see Note 3 (Acquisitions and Dispositions), Note 4 (Employee Termination and Restructuring Plans), Note 8 (Property and Equipment), Note 9 (Intangible Assets and Goodwill), Note 10 (Software), Note 11 (Equity Investments) and Note 15 (Long-Term and Other Debt).
Our results of operations for the year ending December 31, 2015 will reflect a full year of the results of operations of Bally. Among other things, these results are anticipated to reflect (1) significant investment in R&D by Bally (as illustrated by the $18.7 million increase in our R&D expense in the fourth quarter of 2014 compared to the prior-year period, most of which was attributable to the inclusion of Bally in our results since November 21, 2014), (2) incremental D&A resulting from the write-up of tangible and intangible assets required under purchase accounting for the Bally acquisition and (3) higher interest expense related to our increased indebtedness.
For 2015, we are focused on successfully integrating Bally, completing the integration of WMS and achieving anticipated cost savings by implementing our plans to streamline our operations and cost structure. We are also focused on positioning the Company for profitable growth by leveraging our core strengths and capabilities to enhance our portfolio of products and services and to expand market penetration worldwide. We anticipate our future results of operations will benefit from these efforts, although we expect these benefits to be offset to some extent by certain incremental costs and capital expenditures in 2015 and 2016 related to our contemplated integration activities. We also expect to incur additional costs during 2015 to position ourselves to capitalize on longer-term revenue synergy opportunities.
Segments
In connection with the Bally acquisition, we reviewed our operating and business segments in light of certain changes in the financial information regularly reviewed by our chief executive officer and other factors. Based on this review, we combined our previous lottery-related Instant Products and Lottery Systems business segments into one "Lottery" segment. We also determined that the interactive operating segment should be disclosed as a separate business segment and not aggregated with the gaming operating segment, reflecting the growth of the interactive operating segment. These changes, which were effective prior to December 31, 2014, had no impact on our consolidated financial statements for any periods. Prior-period business segment information for the years ended December 31, 2013 and 2012 has been adjusted to reflect the changes in business segments. See "Business Segment Results" below and Note 2 (Business and Geographic Segments) for additional information regarding our business segments.
Discontinued Operations
On March 25, 2013, we completed the sale of our installed base of gaming machines in our pub business, as discussed in Note 3 (Acquisitions and Dispositions). The results of our discontinued pub operations for the years ended December 31, 2013 and 2012 are presented in the Consolidated Statements of Operations and Comprehensive Loss in accordance with ASC 205-20, Presentation of Financial Statements - Discontinued Operations ("ASC 205"). For the years ended December 31, 2013 and 2012, we recorded a loss from discontinued operations of $3.0 million and $24.6 million, respectively, and a net loss from discontinued operations of $4.6 million and $18.7 million, respectively. There were no results of operations for our discontinued pub business for the year ended December 31, 2014.
Foreign Exchange
Our results are subject to the impact of changes in foreign currency exchange rates, which results in the translation of foreign functional currencies into U.S. dollars and the re-measurement of foreign currency transactions. The impact of foreign currency exchange rate fluctuations represents the difference between current rates and prior-period rates applied to current activity. We derived approximately 40% and 49% of our revenue from sales to customers outside of the U.S. in 2014 and 2013, respectively. We have exposure to foreign currency volatility, particularly the British Pound Sterling and the Euro. The British Pound Sterling and the Euro represented, respectively, $239.6 million, or 13%, and $104.3 million, or 6%, of our consolidated revenue for the year ended December 31, 2014. We also have foreign currency exposure related to certain of our equity investments. Our earnings from our Euro-denominated equity investment in LNS were $17.6 million for the year ended December 31, 2014. See further information regarding our foreign exchange exposures in "Quantitative and Qualitative Disclosures About Market Risk" in Item 7A of this Annual Report on Form 10-K.

CONSOLIDATED RESULTS

(in millions)	Years ended December 31,			Variance
	2014	2013	2012 (2)	2014 vs 2013		2013 vs 2012
Revenue:
Instant games	$533.0	$516.0	$493.6	$17.0	3%	$22.4	5%
Services	788.5	415.0	340.3	373.5	90%	74.7	22%
Product sales	464.9	159.9	94.7	305.0	191%	65.2	69%
Total revenue	1,786.4	1,090.9	928.6	695.5	64%	162.3	17%
Operating expenses:
Cost of instant games (1)	291.4	285.1	282.5	6.3	2%	2.6	1%
Cost of services (1)	283.7	203.1	170.7	80.6	40%	32.4	19%
Costs of product sales (1)	274.3	103.5	65.1	170.8	165%	38.4	59%
Selling, general and administrative	507.7	266.4	179.4	241.3	91%	87.0	48%
Research and development	117.0	26.0	6.6	91.0	350%	19.4	294%
Employee termination and restructuring	30.7	22.7	10.6	8.0	35%	12.1	114%
Depreciation and amortization	454.3	202.4	150.8	251.9	124%	51.6	34%
Operating (loss) income	(172.7)	(18.3)	62.9	(154.4)	844%	(81.2)	(129)%
Total other expense	(322.2)	(125.0)	(86.1)	(197.2)	158%	(38.9)	45%
Net loss from continuing operations before income taxes	(494.9)	(143.3)	(23.2)	(351.6)	245%	(120.1)	518%
Income tax benefit (expense)	260.6	117.7	(20.7)	142.9	121%	138.4	(669)%
Net loss from continuing operations	$(234.3)	$(25.6)	$(43.9)	$(208.7)	815%	$18.3	(42)%
________________________________________________________________________________________________________________________________

(1)	Exclusive of depreciation and amortization.

(2)	2012 consolidated results have been recast to exclude discontinued operations.
Year Ended December 31, 2014 Compared to Year Ended December 31, 2013
Revenue
Consolidated revenue increased in each of our categories of revenues (instant games, services and product sales). The inclusion of WMS revenue for a full year in 2014 as compared to 74 days in 2013 increased our consolidated revenue by $506.3 million. The inclusion of Bally revenue for the 40-day post-acquisition period in 2014 increased consolidated revenue by $151.6 million. The remaining $37.7 million increase in revenue was due to growth in our lottery business and our legacy gaming business (i.e., our gaming business that pre-existed the WMS acquisition, primarily based in the U.K.) of $34.2 million and favorable foreign currency translation of $3.4 million.
Instant games revenue increased by $17.0 million reflecting higher revenue from our U.S. and international participation contracts and higher revenue from our U.S. price-per-unit contracts. This increase was partially offset by a decrease in revenue related to international price-per-unit contracts, the exit from our Provoloto business in early 2014 and lower revenue from our licensing and player loyalty programs. Services revenue increased $373.5 million, primarily reflecting a $315.6 million increase in WMS services revenue (including a full year of results as compared to 74 days in 2013), and the inclusion of Bally service revenue of $63.2 million for the 40-day post-acquisition period in 2014, partially offset by a decrease of $5.3 million in services revenue related to our lottery and legacy gaming businesses. The $305.0 million increase in product sales revenue reflected a $190.7 million increase in WMS product sales revenue (including a full year of results as compared to 74 days in 2013), the inclusion of Bally product sales revenue of $88.3 million for the 40-day post-acquisition period in 2014, and a $26.0 million increase primarily due to higher hardware and software sales to our international and U.S. lottery customers.

Cost of Revenue
Consolidated cost of revenue increased $257.7 million, including an incremental $169.0 million from WMS (reflecting a full year of results as compared to 74 days in 2013), an incremental $52.9 million from Bally for the 40-day post-acquisition period in 2014 and an increase of $35.8 million from our lottery and legacy gaming businesses.
Cost of instant games increased $6.3 million primarily due to higher instant games revenue and a $5.7 million charge related to the suspension of the MMC draw lottery game. Cost of service revenue increased $80.6 million related to an increase of $67.4 million from WMS (reflecting a full year of results as compared to 74 days in 2013), an incremental $11.0 million from Bally for the 40-day post-acquisition period in 2014 and an increase of $2.2 million from our lottery businesses reflecting a less profitable mix of service revenue. Cost of product sales increased by $170.8 million including an incremental $101.6 million from WMS (reflecting a full year of results as compared to 74 days in 2013), which was partly due to a $17.8 million write-down of inventory for discontinued product lines following the Bally acquisition, an incremental $41.9 million from Bally for the 40-day post-acquisition period in 2014, an increase of $27.3 million from our lottery business due to higher product sales revenue.
SG&A
SG&A increased $241.3 million, which reflected a $117.4 million increase in SG&A (including a $6.0 million impairment charge for intangible assets with indefinite useful lives) related to WMS (reflecting a full year of results as compared to 74 days in 2013), $81.2 million from Bally for the for the 40-day post-acquisition period in 2014 (including $41.0 million related to the acceleration of Bally equity awards in connection with the acquisition), $25.8 million of additional acquisition-related charges related to the Bally acquisition, $24.8 million related to legal contingencies and settlements and $4.0 million for the write-down of certain receivables from international customers, partially offset by $11.5 million of lower SG&A in the legacy gaming business.
R&D
R&D increased $91.0 million primarily reflecting a full year of WMS R&D (as compared to 74 days in 2013), which accounted for $74.1 million of the increase, as well as $13.0 million of Bally R&D for the 40-day post-acquisition period in 2014.
Employee Termination and Restructuring
Employee termination and restructuring costs of $30.7 million, comprised of $11.8 million related to WMS integration activities, $1.6 million related to the exit of an agreement following the Bally acquisition, $13.8 million related to other employee termination charges following the Bally acquisition (of which $9.2 million related to Gaming and Interactive and $4.6 million related to Lottery and corporate), $1.6 million related to the exit from our instant game operations in Mexico and the exit from our paper roll conversion operations in the U.S., as well as $1.9 million of corporate costs unrelated to the Bally acquisition. We discuss these charges in more detail in Note 4 (Employee Termination and Restructuring Plans).
D&A
D&A increased $251.9 million, of which $201.8 million was attributable to WMS, reflecting a full year of results (as compared to 74 days in 2013) as well as $27.7 million of long-term asset impairments and write-downs following the Bally acquisition. The increase in D&A also included $37.0 million attributable to Bally for the 40-day post-acquisition period in 2014. Excluding the increase related to the WMS and Bally acquisitions, D&A reflected higher amortization of capitalized internally developed software assets and $4.2 million related to impairments of lottery contracts, partially offset by accelerated D&A recorded in the prior year for the write-down of used gaming machines and a change in the estimated useful lives of certain gaming machines.
Other Income and Expense
Interest expense increased $187.7 million due primarily to the additional indebtedness that we incurred to finance the WMS and Bally acquisitions. The increase also reflected a $64.7 million debt fee incurred in connection with the Bally acquisition financing. This increase in interest expense was slightly offset by a reduction in interest expense as a result of the refinancing of the 2019 Notes with the 2021 Notes in June 2014. For additional information regarding our indebtedness, see Note 15 (Long-Term and Other Debt) in this Annual Report on Form 10-K.
Earnings (loss) from equity investments declined $9.1 million primarily due to the $19.7 million non-cash impairment charge to write down our Northstar Illinois equity investment and the $11.1 million charge we recorded related to our share of shortfall payments accrued by Northstar Illinois. This charge was partially offset by higher earnings (loss) from equity investments in ITL of $14.7 million and the commencement of operations of the Hellenic Lotteries in May 2014. For additional information regarding our equity investments, see Note 11 (Equity Method Investments).

We recorded a loss on early extinguishment of debt of $25.9 million related to the tender and redemption premiums and the write-off of deferred financing costs in connection with the refinancing of our 2019 Notes in June 2014.
In January 2014, we completed the sale of our 20% equity interest in Sportech for cash proceeds of £27.8 million, or $44.9 million, resulting in a gain of approximately £9 million, or $14.5 million.
Income Tax Benefit (Expense)
We recorded an income tax benefit of $260.6 million for the year ended December 31, 2014 compared to an income tax benefit of $117.7 million for the year ended December 31, 2013. The effective income tax rates for the years ended December 31, 2014 and 2013 were 52.6% and 82.1% respectively. After considering the net deferred tax liabilities assumed as a result of the Bally acquisition, we recorded a net release of the valuation allowance related to its net U.S. deferred tax assets in the amount of $79.1 million.
Our 2014 effective income tax rate on foreign earnings was impacted by the mix of income and the statutory tax rates in our foreign jurisdictions, which ranged from a low of 0% to a high of 35%. The foreign jurisdictions that had the most impact on our foreign income tax benefit (expense) in 2014 included Austria, Bermuda, Canada, Ireland, Mexico and the U.K.
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
Year Ended December 31, 2013 Compared to Year Ended December 31, 2012
Revenue
Consolidated revenue increased in each of our categories of revenues (instant games, services and product sales). The inclusion of revenue from WMS for the 74 days following the acquisition increased consolidated revenue by $144.7 million. Consolidated revenue also reflected unfavorable foreign currency translation of $1.7 million.
Instant games revenue increased by $22.4 million reflecting higher revenue from game licensing and player loyalty programs, higher revenue from our participation contracts in U.S. and international jurisdictions and higher revenue from our international price-per-unit contracts, partially offset by a decrease in revenue from our U.S. price-per-unit contracts.
Service revenue, which includes our participation-based and other service revenue from our Gaming, Lottery and Interactive business segments, increased $74.7 million reflecting the inclusion of $75.9 million of WMS service revenue. Excluding the portion related to WMS, service revenue was essentially flat year-over-year.
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

Employee Termination and Restructuring
Employee termination and restructuring costs included $5.3 million related to WMS integration activities, $9.1 million related to management changes, $4.5 million related to the exit from our instant lottery game operations in Mexico and $2.2 related to the discontinuance of a line of gaming machines following the WMS acquisition. We discuss these charges in more detail in Note 4 (Employee Termination and Restructuring Plans).
D&A
D&A increased $51.6 million, including $40.1 million of D&A from WMS, which included $4.9 million of incremental D&A resulting from the write-up of tangible and intangible assets under our purchase accounting for the WMS acquisition. In addition, as a result of our restructuring activities, we recorded $4.6 million of accelerated depreciation related to software for a line of gaming machines that we discontinued following the WMS acquisition and $3.1 million of accelerated depreciation related to the exit from our instant lottery game operations in Mexico. We also recorded an additional $3.4 million of accelerated depreciation expense related to other obsolete software in our gaming business and higher depreciation due to the placement of an internally developed software platform into service and the deployment of new lottery terminals in China. These increases were offset by $3.3 million of lower lottery systems impairments as compared to the prior year.
Other Income and Expense
Interest expense increased $19.5 million due to the incremental indebtedness that we incurred under our credit facilities to finance the WMS acquisition. In addition, we recorded a loss on early extinguishment of debt of $5.9 million related to the write-off of deferred financing costs associated with the early termination of our prior credit facilities in connection with the financing of the WMS acquisition. See further details regarding our indebtedness in Note 15 (Long-term and Other Debt). In 2012, we recorded a loss on early extinguishment of debt of $15.5 million due to the redemption of our 2016 Notes comprised primarily of the redemption premium and the write-off of previously deferred financing costs.
Earnings (loss) from equity investments decreased by $26.6 million primarily due to lower earnings from our investment in ITL related to the accelerated depreciation of certain gaming machines, as well as lower earnings from our investments in Northstar Illinois and RCN. We also recorded a $6.4 million impairment charge on our equity investment in GLB. These decreases in earnings (loss) from equity investments were partially offset by a one-time $7.9 million early termination fee earned by ITL as part of a five-year contract extension. See further details in Note 11 (Equity Investments).
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

BUSINESS SEGMENTS RESULTS
GAMING

Our Gaming business segment designs, develops, manufactures, markets and distributes a comprehensive portfolio of gaming products and services. We lease gaming machines, systems and content and sell new and used gaming machines, VLTs, networked and casino management systems, table game products and services, conversion kits and spare parts to commercial casinos, Native American casinos, wide-area gaming operators, such as LBOs, arcade and bingo operators in the U.K. and continental Europe, and gaming operators affiliated with governments, such as lotteries and gaming regulators. Our equity investments in RCN and ITL are part of our Gaming business segment. Our equity investment in Sportech was included in our Gaming segment until its sale in January 2014.
We generate Gaming revenue from product sales and services. Our product sales include the sale of gaming machines, table products and casino-management technology solutions and systems to commercial, tribal and government casino operators and wide-area gaming operators as well as sales of VLTs, conversion kits (including game, hardware or operating system conversions), spare parts and game content. Our services revenue includes revenue earned from participation games, other gaming machine services, casino-management systems and table product leasing and licensing.
Current Year Update
Our Gaming revenue increased during the year ended December 31, 2014 compared to the prior-year period, primarily due to the inclusion of revenue from Bally for the 40-day post-acquisition period and a full year of WMS revenue (as compared to 74 days in 2013). However, we believe that challenging market conditions in the gaming industry adversely impacted our Gaming results for 2014 relative to WMS' results for the prior year and could continue to negatively impact our results of operations. These challenges included: (1) fewer new casino openings and expansions than in the prior year in addition to casino closures in the current year, resulting in lower demand for new gaming machines; (2) increased competition resulting in pricing pressures which negatively impacted our shipments of new gaming machines; (3) a decline in gaming operators' gross gaming revenues for the year ended December 31, 2014, which we believe resulted in a decrease in capital spending by gaming operators on new gaming machines; (4) government actions in Argentina, which limited our ability to import our products for sale in Argentina; and (5) industry challenges and a maturing market in Mexico, including fewer gaming operators, resulting in a decline in shipments of gaming machines to customers in Mexico.
The U.K. government recently adopted a new RGD for remote gaming operators and implemented an increase to the MGD for certain gaming machines supplied to LBOs. We expect that these tax changes will negatively impact our U.K. customers’ businesses and, therefore, our U.K. gaming business. The U.K. government has also announced its intention to impose additional restrictions on betting shops and high stakes play and is considering additional regulations with respect to land-based and interactive gaming activities, any of which could negatively impact our U.K. land-based and interactive gaming businesses. In addition, various legislative and regulatory changes have been enacted or announced that expand the gaming licensing regime in the U.K and, as a result of these changes, we and certain of our customers will be required to obtain additional licenses. We cannot predict the extent to which any of the foregoing could negatively affect our customers or our U.K. gaming business.
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
In June 2014, we signed a ten-year contract with the Independent Gaming Corporation Limited of South Australia to supply one of our central monitoring and control systems, which is expected to monitor approximately 12,500 gaming machines in more than 550 locations throughout South Australia. Operations under the contract have commenced.
Results of Operations and Key Performance Indicators for Gaming
All results for 2014 referenced below reflect the results of operations of Bally for the 40 days following the November 21, 2014 closing of the acquisition. All results for 2013 referenced below reflect the results of operations of WMS for the 74 days following the October 18, 2013 closing of the acquisition and exclude the results of operations of Bally. All results for 2012 referenced below exclude the results of operations of Bally and WMS.

(in millions)	Years ended December 31,			Variance
	2014	2013	2012 (2)	2014 vs 2013		2013 vs 2012
Revenue:
Services	$442.6	$181.8	$133.1	$260.8	143%	$48.7	37%
Product sales	363.8	88.7	31.2	275.1	310%	57.5	184%
Total revenue	806.4	270.5	164.3	535.9	198%	106.2	65%
Operating expenses:
Cost of services (1)	111.0	77.9	60.2	33.1	42%	17.7	29%
Cost of product sales (1)	195.5	56.4	22.1	139.1	247%	34.3	155%
Research and development	98.7	17.4	2.1	81.3	467%	15.3	729%
Selling, general and administrative	235.3	87.1	28.1	148.2	170%	59.0	210%
Employee termination and restructuring	15.5	6.7	4.7	8.8	131%	2.0	43%
Depreciation and amortization	318.7	103.9	57.7	214.8	207%	46.2	80%
Operating loss	$(168.3)	$(78.9)	$(10.6)	$(89.4)	113%	$(68.3)	644%

Earnings (loss) from equity investments	$3.3	$(12.1)	$3.0	$15.4	(127)%	$(15.1)	(503)%
___________________________________________________________________________________________________________________________________

(1)	Exclusive of depreciation and amortization.

(2)	2012 consolidated results have been recast to exclude discontinued operations.

(in millions, except for unit and per unit revenue information)	Years ended December 31,			Variance
	2014	2013	2012	2014 vs 2013		2013 vs 2012
Key Performance Indicators:
WAP, premium and daily fee participation units (1):
WAP participation units	5,749	3,817	—	1,932	51%	3,817	n/m
Premium and daily-fee participation units	17,805	5,323	—	12,482	234%	5,323	n/m
Installed base at period end	23,554	9,140	—	14,414	158%	9,140	n/m
Average installed base	10,024	9,094	—	930	10%	9,094	n/m
Average daily revenue per unit	$68.25	$66.67	$—	$1.58	2%	$66.67	n/m

Other participation and leased units (2):
Installed base at period end	45,867	29,289	25,044	16,578	57%	4,245	17%
Average installed base	29,893	26,783	27,390	3,110	12%	(607)	(2)%
Average daily revenue per unit	$12.95	$11.62	$12.00	$1.33	11%	$(0.38)	(3)%

Gaming machine sales:
U.S. and Canadian new unit shipments	10,573	2,243	90	8,330	371%	2,153	n/m
International new unit shipments	6,439	2,845	3,450	3,594	126%	(605)	(18)%
Total new unit shipments	17,012	5,088	3,540	11,924	234%	1,548	44%
Average sales price per new unit	$15,127	$13,267	$3,757	$1,860	14%	$9,510	253%

Table products:
Utility products sold	358	—	—	358	n/m	—	n/m
Average sales price per unit	$16,407	—	—	$16,407	n/m	—	n/m

Table products installed base at period end:
Utility products leased	9,494	—	—	$9,494	n/m	—	n/m
Proprietary table games	3,148	—	—	$3,148	n/m	—	n/m
Table games progressive units, table side bets and add-ons	5,983	—	—	$5,983	n/m	—	n/m
________________________________________________________________________________________________________________________________
n/m - "Not Meaningful"

(1)
WAP (wide-area progressive), premium and daily-fee participation products comprise participation gaming machines (WAP, LAP (local-area progressives) and standalone units) generally without fixed-term lease periods. Certain Scientific Games units previously included as standalone premium units are now included in "Other leased and participation products" and totaled less than 925 units for each period presented.

(2)
Other leased and participation products comprise server-based gaming machines, video lottery terminals, centrally determined gaming machines, electronic table seats ("ETS"), Class II and other leased units. Certain Scientific Games units previously included as standalone premium units are now included in "Other leased and participation products" and totaled less than 925 units for each period presented.

Year Ended December 31, 2014 Compared to Year Ended December 31, 2013
Revenue
The $260.8 million increase in Gaming services revenue reflected higher revenue of $202.3 million from WMS (including a full year of results as compared to 74 days in 2013), $60.3 million from Bally for the 40-day post-acquisition period and a favorable impact from foreign currency translation of $7.1 million, partially offset by $8.9 million of lower services revenue primarily due to the loss of our Betfred contract in December 2013. Our installed base of WAP, premium and daily-fee participation units increased to 23,554 units as of December 31, 2014 primarily as a result of the inclusion of 15,349 units from Bally. The increase in units from Bally was offset by a 935 unit decline from WMS. The average daily revenue per WAP, premium and daily-fee participation units increased by $1.58 primarily due to an 11% increase in average daily revenue from

WMS units as compared to the prior year despite challenging gaming industry conditions, reflecting the positive performance of new games, partially offset by lower revenues per day generated by the Bally units for the 40 days following the closing of the acquisition. Our average installed base of other participation and leased units rose to 45,867 units, reflecting the addition of 18,618 other participation and leased units within the Bally footprint, partially offset by a decline in the U.K. gaming installed base that largely resulted from the loss of our Betfred contract. Average daily revenue for our other leased and participation units increased 11% compared to the prior-year period, primarily due to the addition of the Bally units for the 40 days following the closing of the acquisition.
The $275.1 million increase in product sales revenue reflected $190.7 million of higher WMS revenue (including a full year of results as compared to 74 days in 2013) and $88.3 million from Bally for the 40-day post-acquisition period. The increase in new unit sales reflected 3,101 of new unit sales by Bally during the 40-day post-acquisition period and an increase of 9,242 new unit sales by WMS (reflecting a full year of results as compared to 74 days in 2013). Excluding the impact of WMS and Bally product sales, our Gaming product sales revenue declined $3.9 million primarily related to our legacy U.K. gaming business.
Operating Loss
The $168.3 million operating loss in the Gaming segment primarily reflected an operating loss of $102.9 from WMS (including a $6.0 million impairment charge for intangible assets with indefinite useful lives), $33.3 million from Bally (which includes $41.0 million for the acceleration of Bally equity awards due to the closing of the acquisition) and $32.7 million from other gaming operations primarily due to $24.8 million for legal contingencies and settlements, as well as higher SG&A and R&D. Operating losses were partially offset by a more profitable mix of business and improvement in our cost structure in our U.K. business, including lower SG&A of $3.1 million primarily reflecting higher compensation and related expenses recorded in the prior-year period and lower D&A of $12.3 million primarily due to accelerated D&A recorded in the prior-year period related to the write-down of used gaming machines and a change in the estimated useful lives of certain gaming machines.
Year Ended December 31, 2013 Compared to Year Ended December 31, 2012
Revenue
The $48.7 million increase in Gaming service revenue included $45.9 million from WMS. Excluding WMS, service revenue decreased $2.8 million primarily due to lower revenue from our international gaming customers, including our customers in Italy and Puerto Rico, and the loss of our William Hill PLC contract in 2012. Service revenue also reflected unfavorable foreign currency translation of $1.6 million. These decreases were partially offset by higher revenue of $3.5 million from our U.K. LBO customers.
The $57.5 million increase in product sales revenue included $68.8 million from WMS. Excluding WMS, product sales revenue decreased $11.3 million due to lower sales of gaming machines to our bingo and arcade customers in the U.K. as well as to customers outside the U.K.
Operating Income
The $78.9 million operating loss reflected an operating loss of $32.2 million from WMS and a $46.7 million loss from the legacy SG Gaming business. The WMS operating loss included a fourth quarter charge to cost of product sales of $13.0 million relating to a purchase accounting adjustment to increase finished goods inventory to market value, a bad debt allowance of $5.0 million related to a particular customer, and employee termination and restructuring costs of $3.4 million related to the post-acquisition integration. Legacy SG Gaming operating income decreased $46.7 million due to lower revenue from our international gaming customers, including our customers in Italy and Puerto Rico, an increase in SG&A of $19.5 million primarily due to legal contingencies, settlements and related expenses, and higher D&A of $8.2 million primarily due to the write-off of certain obsolete software in our Gaming business as a result of the acquisition of WMS. The decrease in operating income was partially offset by a decrease in non-WMS employee termination and restructuring costs. R&D increased $15.3 million, primarily related to WMS, which accounted for $15.0 million of the increase.
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
Loss from equity investments was primarily due to a decrease from our ITL joint venture related to the accelerated depreciation of certain gaming machines that will be replaced as a result of an early contract termination. Our earnings from RCN declined as a result of temporarily discontinuing the application of equity method accounting in accordance with ASC 323, Investments - Equity Method and Joint Ventures ("ASC 323") and recording $3.2 million of cash dividends received during 2013 as equity income versus recording equity earnings in the prior periods. These decreases were partially offset by a one-time $7.9 million early termination fee earned by ITL as part of a five-year contract extension and an increase in earnings from Sportech. See further information regarding our equity investments in Note 11 (Equity Method Investments).
LOTTERY
The Lottery segment is primarily comprised of our instant games business and our systems based services business. We generate revenue from the manufacture and sale of instant games, as well as the provision of value-added services such as game design, sales and marketing support, specialty games and promotions, inventory management, warehousing, fulfillment services, as well as full instant game category management. In addition, we provide licensed games, promotional entertainment and internet-based marketing services to the lottery industry. These revenues are presented as instant games revenue in our Consolidated Statement of Operations and Comprehensive Statement of Loss.
Our systems based services business provides customized computer software, software support, equipment and data communication services, sports wagering systems and keno to lotteries. In the U.S., we typically provide the necessary point-of-sale terminals and equipment, software and maintenance services on a participation basis under long-term contracts that typically have an initial term of at least five years. Internationally, we typically sell point-of-sale terminals and/or computer software to lottery authorities and may provide ongoing fee-based systems maintenance and software support services.
Our equity investments in LNS (Italy), Northstar Illinois, Northstar New Jersey, CSG (China), Hellenic Lotteries (Greece) and GLB are included in the Lottery segment.
Current Year Update
In January 2014, we completed the installation of a new, state-of-the-art instant game printing press at our Alpharetta, Georgia facility, which provides increased capacity for the production of our instant games.
In March 2014, we executed an eight-year contract with the North Dakota Lottery, an existing customer, to implement and operate a lottery system and to provide a range of related services and marketing support. The contract commenced in July 2014 and may be extended by the lottery for an additional two-year period.
In April 2014, we entered into a three-year price-per-unit instant games contract to continue serving as the primary supplier to La Française des Jeux ("FDJ"), the operator of the French National Lottery and the second largest instant game lottery in the world, which includes options for FDJ to extend the contract for three additional one-year periods.
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
In September 2014, Puerto Rico joined POWERBALL. All retailers that sell lottery tickets in Puerto Rico are now eligible to sell POWERBALL tickets as well.
In October 2014, MMC was launched by lotteries in 23 states through the Multi-State Lottery Association ("MUSL"). MMC was created by the Company and was the first $5 multi-state draw game in the United States.  The Company is also producing a weekly one-hour MONOPOLY-themed television game show associated with the MMC draw game, which we expect will begin to air in late March 2015.  In December 2014, participating lotteries suspended sales of the MMC draw game tickets due to lower than expected retail sales. The Company and MUSL are currently negotiating the terms of a MMC instant game which would also include a second chance the MONOPOLY-themed television game show.
In March 2015, we signed a five-year contract with the Atlantic Lottery Corporation, an existing customer, to provide a lottery gaming system and internet-based iLottery gaming system. The contract includes extension opportunities for up to 15 years.
In June 2013, the Colorado Lottery awarded a new lottery systems contract to one of our competitors. We have continued to provide lottery systems services to the Colorado Lottery under our existing contract through October 2014.
In November 2013, we were awarded a new price-per-unit contract with Loto-Québec, which took effect in the fourth quarter of 2014 and represents a significantly smaller portion of Loto-Québec’s instant game business than our prior contract, which expired in January 2014. We understand that a contract has been awarded to one of our competitors for certain categories of instant games that we provided under the recently expired contract. We have continued to provide instant games to Loto-Québec since the expiration of our prior contract.

In December 2013, we initiated a plan to exit our instant lottery game operations in Mexico. In February 2014, we exited the operations and simultaneously entered into a three-year agreement to supply instant lottery games to a distributor in Mexico. In June 2014, we initiated a plan to exit our paper roll conversion operations in the U.S., which are immaterial to our operations.
Under the terms of a PMA, Northstar Illinois is entitled to receive annual incentive compensation payments from the Illinois Department of the Lottery (the “Illinois Lottery”) to the extent it is successful in increasing the Illinois Lottery's net income (as defined in the PMA) above specified target levels, subject to a cap of 5% of the applicable year's net income, and is responsible for annual shortfall payments to the Illinois Lottery to the extent such targets are not achieved, subject to a similar cap.  Northstar Illinois and the State of Illinois have disagreed regarding the State’s calculation of net income for each of the Illinois Lottery fiscal years during the term of the PMA.  In August 2014, we understand that the Governor’s office of the State of Illinois directed the Illinois Lottery to end the PMA with Northstar Illinois.
In December 2014, Northstar Illinois, the State of Illinois, SGI and Gtech Corporation ("Gtech") entered into a termination agreement with respect to the PMA.  The termination agreement contemplates, among other things, (1) termination of the PMA in December 2015 (subject to extension by the State for up to an additional 18 months), (2) that, following the Illinois Lottery’s 2014 fiscal year, Northstar Illinois will no longer be entitled to any incentive compensation payments and will no longer be liable for any shortfall payments, (3) reimbursement of Northstar Illinois for certain costs it incurs in transitioning its obligations under the PMA and (4) continuation of our instant lottery game supply agreement (and Gtech’s lottery systems supply agreement) until June 2021, subject to a reduced rate structure, early termination in certain circumstances and a "matching right" for SGI (and Gtech) under certain circumstances involving a competitive procurement to replace the supply agreements.
In February 2015, the Illinois Governor’s Office sent a letter to Northstar Illinois stating that the Illinois Attorney General issued a formal decision disapproving the termination agreement and that the Governor’s Office has directed the Illinois Lottery to enforce the terms of the PMA. Both Northstar Illinois and we believe that the termination agreement is valid and binding on the parties. We intend to continue to investigate this matter.
During the three months ended June 30, 2014, we recorded a charge of $8.0 million, representing our 20% share of the estimated shortfall payment for the lottery's fiscal year ended June 30, 2014, in earnings (loss) from equity investments in our Consolidated Statements of Operations and Comprehensive Loss.  During the three months ended September 30, 2014, we contributed $13.5 million to Northstar Illinois primarily to fully fund our pro rata share of the shortfall payments for the lottery's fiscal year ended June 30, 2014.  In connection with the contemplated termination of the PMA, during the three months ended September 30, 2014, we recorded a non-cash impairment charge of $19.7 million to write down our investment in Northstar Illinois.  During the three months ended December 31, 2014, we recorded a charge of $3.1 million, representing our 20% share of the remaining shortfall liability for the lottery's fiscal year ended June 30, 2014, in earnings (loss) from equity investments and contributed $1.2 million to Northstar Illinois primarily to fund our pro rata share of this remaining shortfall payment.
We are the exclusive instant game validation network provider to the CSL under an agreement that expires in January 2016 and we currently expect that this contract will not be renewed or extended. We have seen a decline in our instant lottery game validation revenue and our joint venture's instant game printing revenue as CSL's retail sales of instant games have declined, which we believe is due in part to competition from other lottery products. We are currently seeking opportunities to continue providing our value-added services relating to the CSL, as well as additional business development opportunities to maintain our revenue and profit relating to our China lottery business following the expiration of the our current CSL agreement. To the extent we are not able to do so, our operating results relating to our China lottery business will be adversely affected.
We believe retail sales of instant games can be a key performance indicator of our instant games revenue, although there may not always be a direct correlation between retail sales and our instant games revenue due to the type of contract (e.g., participation contracts versus price-per-unit contracts), the impact of changes in our customer contracts, the performance of our games and player loyalty business or other factors. Our services revenue is also impacted by retail sales of instant games where we provide instant game validation services on a standalone basis or as part of a contract. We also believe that our U.S. lottery customers' retail sales is a key performance indicator of our services revenue, although there may not always be a direct correlation between retail sales and our services revenue due to the terms of our contracts, the impact of changes in our customer contracts or other factors. Additionally, we believe the level of jackpots of the POWERBALL and MEGA MILLIONS multi-state draw games, and the number of drawings conducted before a jackpot is won, may have an impact on U.S. retail sales and, therefore, on our services revenue in any given period. Our product sales revenue primarily relates to sales of equipment to international customers that are not subject to long-term contracts.
Based on third-party data, our U.S. customers' total instant games retail sales increased 6% for the year ended December 31, 2014 compared to the prior-year period, driven by several factors, including strong performance in those states where we provide instant game product management services. Retail sales of U.S. lottery customers' draw games decreased 2% for the year ended December 31, 2014 compared to the prior-year period, driven by several factors, including larger POWERBALL jackpots in the prior year. Retail sales of instant games in Italy decreased 2% year ended December 31, 2014 compared to the prior-year period.
Results of Operations and Key Performance Indicators for Lottery

(in millions)	Years ended December 31,			Variance
	2014	2013	2012	2014 vs 2013		2013 vs 2012
Revenue:
Instant games	$533.0	$516.0	$493.6	$17.0	3%	$22.4	5%
Services	201.4	203.2	201.1	(1.8)	(1)%	2.1	1%
Product sales	101.1	71.2	63.5	29.9	42%	7.7	12%
Total revenue	835.5	790.4	758.2	45.1	6%	32.2	4%
Operating expenses:
Cost of instant games (1)	291.4	285.1	282.5	6.3	2%	2.6	1%
Cost of services (1)	120.8	113.8	109.6	7.0	6%	4.2	4%
Cost of product sales (1)	78.8	47.1	43.0	31.7	67%	4.1	10%
Research and development	4.6	5.5	4.5	(0.9)	(16)%	1.0	22%
Selling, general and administrative	73.3	70.7	65.4	2.6	4%	5.3	8%
Employee termination and restructuring	3.5	5.1	5.9	(1.6)	(31)%	(0.8)	(14)%
Depreciation and amortization	97.1	94.5	92.6	2.6	3%	1.9	2%
Operating income	$166.0	$168.6	$154.7	$(2.6)	(2)%	$13.9	9%

Earnings (loss) from equity investments	$(10.9)	$13.6	$25.1	$(24.5)	(180)%	$(11.5)	(46)%

Key Performance Indicators:
Instant games by revenue type:
Participation contracts	$277.0	$254.7	$243.9	$22.3	9%	$10.8	4%
Price-per-unit contracts	199.9	202.5	204.0	(2.6)	(1)%	(1.5)	(1)%
Licensing and player loyalty	56.1	58.8	45.7	(2.7)	(5)%	13.1	29%
Total instant games revenue	$533.0	$516.0	$493.6	$17.0	3%	$22.4	5%

Retail sales of instant games of U.S. instant game customers	$38,792	$36,747	$35,329	$2,045	6%	$1,418	4%

Retail sales of U.S. lottery system customers (2)	$8,398	$8,558	$3,697	$(160)	(2)%	$4,861	131%

Italy retail sales of instant games (in Euros)	€9,442	€9,612	€9,764	€(170)	(2)%	€(152)	(2)%
________________________________________________________________________________________________________________________________

(1)	Exclusive of depreciation and amortization.

(2)
U.S. lottery systems customers' retail sales primarily include retail sales of draw games, keno and instant games validated by the relevant system. This retail sales metric previously disclosed for earlier periods included draw game retail sales only. We believe the revised metric more clearly correlates to our services revenue, since we are generally compensated based on total retail sales generated by the relevant lottery system and not just draw game retail sales. The prior-year period retail sales information presented above has been revised to conform to the revised metric.

Year Ended December 31, 2014 Compared to Year Ended December 31, 2013
Revenue
The $17.0 million increase in Lottery instant games revenue reflected higher revenue of $22.3 million from our U.S. and international participation contracts driven by an increase in retail sales partially offset by lower revenue of $2.6 million from our price-per-unit contracts due to unfavorable contract revisions, the mix of orders, a reduction in revenue from the closing of our Mexico business and lower revenue of $2.7 million from our licensing and player loyalty programs. Instant game revenue also reflected an unfavorable foreign currency translation of $1.5 million.

Lottery service revenue decreased $1.8 million primarily due to a decline in instant lottery game validation revenue from the CSL and lower revenue from U.S. customers, reflecting lower retail sales and unfavorable contract revisions. The decrease in service revenue was partially offset by our international operations from an increase in sports betting services in our international operations. Service revenue also reflected favorable foreign currency translation of $0.6 million.
The $29.9 million increase in Lottery product sales revenue primarily reflected higher international sales of hardware and software of $24.7 million and higher U.S. hardware and software sales of $6.0 million.
Operating Income
Operating income decreased primarily due to an increase in D&A and SG&A reflecting a full year of the operations of Provoloto, which we acquired in June 2012 and a less profitable mix of service revenue, partially offset by a higher and more profitable mix of instant game revenue and a decrease in employee termination and restructuring charges. These changes reflected the impact of the reorganization of our instant lottery game operations in Mexico in 2013.
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
Lottery services revenue increased $2.1 million primarily from our international operations mainly due to an increase in sports betting services, partially offset by a decline in instant lottery game validation revenue from the CSL. Our service revenue also reflected lower revenue from U.S. customers, reflecting a decrease in retail sales and unfavorable contract revisions. Service revenue also reflected favorable foreign currency translation of $0.7 million. The increase in product sales revenue primarily reflected higher international sales of hardware and software of $8.1 million, partially offset by lower U.S. hardware and software sales of $3.5 million. Product sales revenue also reflected favorable foreign currency translation of $1.2 million.
Operating Income
Operating income increased $13.9 million primarily due to a higher and more profitable mix of instant games revenue, higher services revenue and a decrease in employee termination and restructuring charges as a result of the impact of the reorganization of our Australian operations in the prior-year period and by lower impairments related to underperforming contracts and an insurance settlement recovered in 2012 that did not recur in 2013. The increase in operating income was partially offset due to higher SG&A reflecting a full year of the operations of Provoloto, which we acquired in June 2012 and higher compensation expense related to additional headcount, higher research and development, reorganization costs of our instant game operations in Mexico in 2013,higher D&A driven by increased amortization of our internally developed software platform that was placed into service during the current-year period and increased terminal deployment in China.
We recorded a $6.4 million impairment on our equity method investment in GLB. See Note 11 (Equity Investments) for additional information.
INTERACTIVE
Within our Interactive segment, we generate revenue from the provision of interactive gaming products and services for both social gaming and RMG, available via desktop and mobile devices. This revenue is included in services revenue in our Consolidated Statement of Operations and Comprehensive Statement of Loss.
In our social gaming business, we generate revenue from the sale of virtual coins or chips, which players can use to play (i.e., spin in the case of slots, bet in the case of poker) our WMS® branded (slots), Dragonplay branded (slots, poker) or third-party branded (slots) games. We also host play-for-fun and play-for-free services for traditional land-based casinos and earn revenue based on fixed fees, a share of the proceeds from the sale of virtual coins, or a mix of fixed fees and a share of such proceeds.
In our RMG business, we provide game content to real-money online casino operators, primarily in Europe. We host our game content on our centrally-located servers (often referred to as remote game servers) that are integrated with the online casino operators’ websites. We typically earn a percentage of the operator’s net gaming revenue generated by their players playing the games we host. We also host on-premises interactive RMG gaming for traditional land-based casinos and earn revenue based on fixed fees, a share of the related revenue, or a mix of fixed fees and revenue share.

Current Year Update
Our interactive product portfolio expanded with the addition of a second social casino gaming site, Gold Fish® Social Slots, which became available on Facebook in the first quarter of 2014 and on mobile devices in the second quarter of 2014.
In 2014, we expanded our interactive RMG business by entering into several new game content agreements with online casino operators and went live on several sites, including, among others, with bwin.party in Europe and certain online casino sites in New Jersey. With the Bally acquisition, we added (1) RMG customers with which we previously did not have contracts, (2) on-premises mobile gaming customers and capabilities and (3) expanded our play-for-fun and play-for-free offerings.
Results of Operations and Key Performance Indicators for Interactive
The results for 2014 included below reflect the results of operations for Bally for the 40 days following the closing of the Bally acquisition on November 21, 2014. The results for 2013 included below reflect the results of operations for WMS for the 74 days following the closing of the WMS acquisition on October 18, 2013 and exclude the results of operations of Bally. All results for 2012 included below exclude the results of operations for Bally and WMS.

(in millions)	Years ended December 31,			Variance
	2014	2013	2012	2014 vs 2013		2013 vs 2012
Revenue:
Services	$144.5	$30.0	$6.1	$114.5	382%	$23.9	392%
Total revenue	144.5	30.0	6.1	114.5	382%	23.9	392%
Operating expenses:
Cost of services (1)	51.9	11.4	0.9	40.5	355%	10.5	1,167%
Research and development	13.7	3.1	—	10.6	342%	3.1	nm
Selling, general and administrative	57.3	10.1	0.7	47.2	467%	9.4	1,343%
Employee termination and restructuring	7.1	1.9	—	5.2	274%	1.9	nm
Depreciation and amortization	13.3	2.7	—	10.6	393%	2.7	nm
Operating income	$1.2	$0.8	$4.5	$0.4	50%	$(3.7)	(82)%

Earnings in equity investments	$—	$—	$—	$—	—%	$—	—%

Key Performance Indicators:
Social gaming:
Average MAU (2)	5.6	4.2	—	1.4	33%	4.2	nm
Average DAU (3)	1.5	1.2	—	0.3	25%	1.2	nm
ARPDAU (4)	$0.22	$0.26	$—	$(0.04)	(15)%	$0.26	nm
___________________________________________________________________________________________________________________________

(1)	Exclusive of depreciation and amortization.

(2)	MAU = Monthly Active Users, a count of unique visitors to our sites during a month.

(3)	DAU = Daily Active Users, a count of unique visitors to our sites during a day.

(4)	ARPDAU = Average revenue per DAU is calculated by dividing revenue for a period by the DAU for the period by the number of days for the period.
Year Ended December 31, 2014 Compared to Year Ended December 31, 2013
Revenue
The $114.5 million increase in Interactive service revenue reflects revenue from WMS of $113.3 million (including a full year of results as compared to 74 days in 2013), growth in the DAU, and the inclusion of $2.9 million of revenue from Bally for the 40-day post-acquisition period, partially offset by a reduction in ARPDAU.

Operating Income
The increase in Interactive operating income reflects a full year of WMS operating income (as compared to 74 days in 2013) and greater profitability from the growth in revenue, partially offset by a $3.1 million operating loss from Bally for the 40-day post-acquisition period.
Year Ended December 31, 2013 Compared to Year Ended December 31, 2012
Revenue
The $23.9 million increase in Interactive service revenue reflects $27.2 million of WMS revenue for the 74-day post-acquisition period in 2013, partially offset by lower revenue from our legacy interactive gaming business.
Operating Income
The $3.7 million decrease in operating income reflects lower profitability of our legacy interactive gaming business and a $0.1 million operating loss of WMS for the 74-day post-acquisition period.
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
Revenue recognition
We evaluate the recognition of revenue based on the criteria set forth in the following accounting guidance: ASC 605, Revenue Recognition ("ASC 605") and ASC 985, Software ("ASC 985"). See Note 1 (Description of the Business and Summary of Significant Accounting Policies) for a description of our revenue recognition policy for our revenue streams by business segment.
Judgment is often required to determine whether an arrangement consists of multiple deliverables in accordance with ASU 2009-13, whether the delivered item has value to the customer on a standalone basis and, if applicable, management’s estimated selling price used to allocate the arrangement fee to each deliverable. The fair value of the undelivered elements is deferred and the remaining portion is allocated to the delivered item and is recognized as revenue. Such determination affects the timing of revenue recognition. We evaluate the primary use and functionality of each deliverable in determining whether a delivered item has standalone value and qualifies as a separate unit of accounting.
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
Revenue from the sale of lottery systems that require the production and delivery of terminals with customized software and revenue from our licensed merchandising contracts are recognized using the percentage-of-completion method of accounting. The percentage-of-completion method recognizes income as work on a contract progresses. The use of the percentage-of-completion method depends on our ability to make reasonably dependable cost estimates for the design, manufacture and delivery of our products. Estimation of these costs requires the use of judgment. Revenue under percentage-of-completion contracts is recorded as costs are incurred.
Valuation of investments, long-lived and intangible assets and goodwill
We assess the recoverability of our equity method investments, long-lived assets and intangible assets with indefinite and finite lives whenever events or changes in circumstances indicate that the carrying value of the asset may not be recoverable. We assess the impairment of goodwill annually or more frequently if events or changes in circumstances indicate the carrying value of goodwill may not be recoverable. Factors we consider important that could trigger an impairment review of our long-lived and intangible assets or goodwill include:

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
Long-lived and intangible assets
Recoverability of long-lived assets and intangible assets with finite lives are measured by a comparison of the carrying amount of the asset to the expected net future undiscounted cash flows to be generated by that asset. If an impairment is indicated, the amount of the impairment is measured as the amount by which the carrying value of the asset exceeds the fair market value. The fair market value is determined using a discounted cash flow model or in the case of indefinite lived intangible assets, another appropriate valuation methodology is used. Significant judgment is required in the forecasting of future operating results and determining the discount rate and terminal value, which are used in the preparation of projected cash flows. While we believe our estimates of future operating results and projected cash flows are reasonable, any significant adverse changes in key assumptions or adverse changes in economic and market conditions may cause a change in the estimation of fair value and could result in an impairment charge that could be material to our financial statements. Assets held for sale are reported at the lower of the carrying amount or fair market value, less expected costs to sell.
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
To determine the fair value of each of our reporting units, we apply a number of methodologies consistent with our historical approach, including the income approach based on a discounted cash flow analysis and the market approach using implied public and private multiples. Specifically, we applied multiples based on where comparable companies publicly trade and relevant historical acquisition transactions. In arriving at a valuation of our reporting units, we considered each approach and weighted the results based on the relative applicability to each reporting unit. Our discounted cash flow analysis is based on the present value of two components: the sum of our projected cash flows; and a terminal value assuming a perpetual growth rate ranging from 1% to 3%. The cash flow estimates are derived from our budget and long-term forecasts prepared for each reporting unit, considering historical results, anticipated future performance and capital expenditures and require considerable judgment. The discount rates used to determine the present value of future cash flows were derived from a weighted average cost of capital analysis utilizing a beta that is derived from the same group of comparable companies used in our multiple analysis. In addition, we gave consideration in the calculation of the weighted average cost of capital for the size and specific industry risks of each of our reporting units. As a result of the weighted average cost of capital calculations, our discount rate used for each reporting unit ranged from 8% to 11% for 2014 and 2013, primarily reflecting the change in risk premium on the discount rates.
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
We regularly review our segment reporting for alignment with our strategic goals and operational structure as well as for evaluation of business performance and allocation of resources by our Chief Operating Decision Maker ("CODM"). Following the Bally acquisition in the fourth quarter of 2014, we revised our operating segments to reflect certain changes in the financial information regularly reviewed by our chief executive officer, who is designated as the CODM, and other factors and determined that our reporting and operating segments consist of: gaming, lottery and interactive. With the acquisition of WMS during the fourth quarter of 2013, we revised our operating segments to consist of: instant products, lottery systems, gaming and interactive. For periods prior to the fourth quarter of 2013, our operating segments consisted of: instant products; licensed properties; U.S. lottery systems; international lottery systems; China lottery; video systems; and gaming.
We reviewed our operating segments in accordance with ASC 350, Intangibles - Goodwill and Other ("ASC 350") to determine if additional reporting units exist within our operating segments based on the availability of discrete financial information that is regularly reviewed by segment management. We determined that we have eight reporting units as of December 31, 2014: instant products; U.S. lottery systems; international lottery systems; SG gaming; legacy U.K. gaming; casino management systems; table products; and interactive. As of December 31, 2013 we had six reporting units: instant products; licensed products; U.S. lottery systems; international lottery systems; gaming; and interactive. Our goodwill totaled $4,108.3 million and $1,183.1 million as of December 31, 2014 and 2013, respectively.
The allocation of goodwill to each reporting unit as of December 31, 2014 was as follows:
(U.S. dollars in millions)

Reporting Unit	Instant Products	U.S. Lottery Systems	International Lottery Systems	SG Gaming	Legacy U.K. Gaming	Systems	Table Products	Interactive	Total
Goodwill	$335.4	$67.6	$95.8	$2,063.9	$220.6	$571.4	$643.8	$109.8	$4,108.3

The allocation of goodwill to each reporting unit as of December 31, 2013 was as follows:

(U.S. dollars in millions)

Reporting Unit	Instant Products	Licensed Properties	U.S. Lottery Systems	International Lottery Systems	Gaming	Interactive	Total
Goodwill	$318.9	$21.2	$67.6	$106.2	$612.7	$56.5	$1,183.1

For a reconciliation of changes in the carrying value of goodwill by business segment, see Note 9 (Intangible Assets and Goodwill). Prior-period business segment results have been restated to conform to the new segment reporting structure.
Our annual impairment valuation as of December 31, 2014 produced estimated fair values of equity, under our old and new structures, in excess of the carrying value of equity for all of our reporting units. As a result of the Bally acquisition, we recorded the fair value of all assets acquired and liabilities assumed as of November 21, 2014 and corresponding goodwill. The estimated fair values of equity for each of our instant products, U.S. lottery systems, international lottery systems, casino management systems, table products and interactive reporting units were substantially in excess of the carrying value of such reporting units. Although the estimated fair value of equity of our SG gaming and legacy U.K. gaming reporting units were in excess of their respective carrying values under our new structure in 2014, a decrease in the fair value of more than 16% and 10% for our SG gaming and legacy U.K. gaming reporting units, respectively, could potentially result in an impairment of goodwill.
Business Combinations
We account for our business combinations under the acquisition method of accounting. The total cost of acquisitions is allocated to the underlying identifiable net tangible and intangible assets based on their respective estimated fair values at the acquisition date. Goodwill is calculated as the excess of the purchase price over the net of the fair value of the assets acquired and the liabilities assumed. Determining the fair value of assets acquired and liabilities assumed requires management’s judgment, the utilization of independent valuation experts and often involves the use of significant estimates and assumptions with respect to the timing and amounts of future cash inflows and outflows, discount rates, market prices and asset lives, among other items. Small changes in the underlying assumptions can impact the estimates of fair value by material amounts, which can in turn materially impact our results of operations. See Note 3 (Acquisitions and Dispositions).
Income Taxes and Deferred Income Taxes
Income taxes are determined using the liability method of accounting for income taxes. The Company's tax expense includes U.S. and international income taxes but excludes the provision for U.S. taxes on undistributed earnings of certain international subsidiaries deemed to be permanently invested.
The Company applies a recognition threshold and measurement attribute for the financial statement recognition and measurement of a tax position taken or expected to be taken in a tax return. Current accounting guidance allows the recognition of only those income tax positions that have a greater than 50 percent likelihood of being sustained upon examination by the taxing authorities. While we believe we have adequately provided for our uncertain tax positions, amounts asserted by taxing authorities could vary from our liability for uncertain tax positions. Accordingly, additional provisions for tax-related matters, including interest and penalties, could be recorded in income tax expense in the period revised estimates are made or the underlying matters are settled or otherwise resolved. The Company operates within multiple taxing jurisdictions and in the normal course of business its tax returns are examined in various jurisdictions. The reversal of the accruals for uncertain tax positions is recorded when examinations are completed, statutes of limitation are closed or tax laws are changed.
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
At December 31, 2014 and 2013, we had valuation allowances of $58.1 million and $126.7 million, respectively, related to the U.S. net deferred tax assets. Prior to 2014, we had maintained a valuation allowance against our net deferred tax assets related to U.S. net deferred tax assets based on the negative evidence of our three-year cumulative loss position. After considering the net deferred tax liabilities resulting from the Bally acquisition, in 2014 we recorded a net release of the valuation allowance related to our net U.S. deferred tax assets in the amount of $79.1 million.

Notes Receivable
Losses on notes receivable are recognized when they are incurred, which requires us to make our best estimate of probable losses inherent in the portfolio of notes receivable. The method for calculating the best estimate of losses depends on the size, type and risk characteristics of the receivable. Such an estimate requires consideration of historical loss experience, adjusted for current conditions, and judgments about the probable effects of relevant observable data, including present economic conditions such as delinquency rates, financial health of specific customers and market sectors, collateral values, and the present and expected future levels of interest rates. The underlying assumptions, estimates and assessments we use to provide for losses are updated periodically to reflect our view of current conditions, which can result in changes to our assumptions. Changes in such estimates can significantly affect the allowance for doubtful accounts. It is possible that we will experience credit losses that are different from our current estimates. Write-offs in our portfolio can also reflect both losses that are incurred subsequent to the beginning of a fiscal year and information becoming available during that fiscal year that may identify further deterioration on exposures existing prior to the beginning of that fiscal year, and for which reserves could not have been previously recognized. Our risk management process includes standards and policies for reviewing major risk exposures and concentrations, and we evaluate relevant data either for individual loans or financing leases, or on a portfolio basis, as appropriate.
Equity-based compensation
                We periodically grant certain stock-based awards that are contingent upon the Company achieving certain pre-determined financial performance targets. Upon determining the performance target is probable, the fair value of the award is recognized over the service period, subject to potential adjustment.  Determining the probability of achieving a performance target requires judgment and any significant adverse changes in key assumptions used to reach our conclusions could result in an adjustment to our financial statements that could be material.
We measure compensation cost for non-performance-based stock-based awards at fair value on grant date and recognize compensation expense over the service period for awards expected to vest. The fair value of RSUs is determined based on the number of underlying shares and the quoted price of our common stock and the fair value of stock options are determined using the Black-Scholes valuation model. The estimation of stock-based awards that will ultimately vest requires judgment and, to the extent actual results or updated estimates differ from our current estimates, such amounts will be recorded as a cumulative adjustment in the period estimates are revised. We consider many factors when estimating expected forfeitures, including types of awards, employee class and historical experience. Actual results and future changes in estimates may differ substantially from our current estimates. See Note 1 (Description of the Business and Summary of Significant Accounting Policies) and Note 18 (Stock-Based and Other Incentive Compensation).
Inventories
Inventories are stated at the lower of cost or market. Our inventory primarily consists of instant games for our participation arrangements in our lottery business, new and used gaming machines for sale and related parts and our licensed branding merchandise. When we receive a gaming machine on trade-in, we record an estimated carrying value for the used gaming machine based on the condition of the used gaming machine as well as our experience in selling used gaming machines. Effective January 1, 2015, we will substantially reduce our used gaming machine business and will therefore no longer record an estimated carrying value for used gaming machines. We determine the lower of cost or market value of our inventory based on estimates of potentially excess and obsolete inventories after considering historical and forecasted demand and average selling prices. However, forecasts are subject to revisions, cancellations and rescheduling. Demand for new and used gaming machines and parts inventory is also subject to technological obsolescence. Actual demand may differ from anticipated demand, and such differences could have a material effect on our financial statements. See Note 1 (Description of the Business and Summary of Significant Accounting Policies) and Note 7 (Inventories).
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

LIQUIDITY, CAPITAL SOURCES AND WORKING CAPITAL
Sources of Liquidity
As of December 31, 2014, our principal sources of liquidity, other than cash flows provided by operating activities, were cash and cash equivalents and amounts available under our revolving credit facility discussed below under "Credit Agreement and Other Debt."
As of December 31, 2014, our available cash and cash equivalents and borrowing capacity totaled $513.4 million including cash and cash equivalents of $171.8 million and availability of $341.6 million under our revolving credit facility, compared to $411.0 million as of December 31, 2013 including cash and cash equivalents of $153.7 million and availability of $257.3 million under our prior revolving credit facility. We had $185.0 million in borrowings outstanding and $41.0 million of letters of credit outstanding under our revolving credit facility as of December 31, 2014, which reduces our capacity to borrow under our revolving credit facility. The amount of our available cash and cash equivalents fluctuates principally based on borrowings or repayments under our credit facilities, investments, acquisitions and changes in our working capital position. The borrowing capacity under our revolving credit facility will depend on the amount of outstanding borrowings and letters of credit issued and will also depend on us remaining in compliance with the covenants under our credit agreement, including the maintenance of an applicable financial ratio. We were in compliance with the covenants under our credit agreement as of December 31, 2014.
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
Total cash held by our foreign subsidiaries was $108.7 million as of December 31, 2014. To the extent that a portion of our foreign cash was required to meet liquidity needs in the U.S. (which we do not currently anticipate), we might incur a tax liability to repatriate it, the timing and amount of which would depend on a variety of factors. A significant amount of the cash held by our foreign subsidiaries as of December 31, 2014 could be transferred to the U.S. as intercompany loan repayments or tax-free basis reductions.
Our lottery contracts are periodically subject to renewal or re-bid and there can be no assurance that we will be successful in sustaining our cash flow from operations if our contracts are not renewed or replaced or are renewed on less favorable terms, or if we are unable to enter into new contracts. In addition, lottery customers in the U.S. generally require service providers to provide performance bonds in connection with the relevant contract. As of December 31, 2014, our outstanding performance bonds totaled $197.6 million. Our ability to obtain performance bonds on commercially reasonable terms is subject to our financial condition and to prevailing market conditions, which may be impacted by economic and political events. Although we have not experienced difficulty in obtaining such bonds to date, there can be no assurance that we will continue to be able to obtain performance bonds on commercially reasonable terms or at all. If we need to refinance all or part of our indebtedness at or before maturity, there can be no assurance that we will be able to obtain new financing or to refinance any of our indebtedness on commercially reasonable terms or at all.
Cash Flow Summary—A Three Year Comparative

(U.S. dollars in millions)	Years ended December 31,			Variance
	2014	2013	2012	2014 vs 2013	2013 vs 2012
Net cash provided by operating activities	203.5	171.2	$156.8	$32.3	$14.4
Net cash used in investing activities	(3,332.9)	(1,664.7)	(141.9)	(1,668.2)	(1,522.8)
Net cash provided by (used in) financing activities	3,157.4	1,538.7	(10.1)	1,618.7	1,548.8
Effect of exchange rates on cash and cash equivalents	(9.9)	(0.5)	(0.2)	(9.4)	(0.3)
Increase (decrease) in cash and cash equivalents	$18.1	$44.7	$4.6	$(26.6)	$40.1

Year Ended December 31, 2014 Compared to Year Ended December 31, 2013
Cash flows from operating activities
    Net cash provided by operating activities for the year ended December 31, 2014 increased $32.3 million over the prior-year reflecting favorable changes in current assets and liabilities of $115.5 million, net of effects of acquisitions, due primarily to the inclusion of WMS for a full year in 2014 as compared to 74 days in 2013 and the inclusion of Bally for the 40 days following the closing of the acquisition in 2014. Net cash provided by operating activities also increased $20.0 million compared to the prior-year from losses on the early extinguishment of debt. These increases in net cash provided by operating activities were offset by a $87.7 million decrease in net earnings after adjustments for non-cash items, a $14.5 million gain on sale of an equity interest and a decrease in distributions received from our equity investments of $1.0 million.
Cash flows from investing activities
The increase in net cash used in investing activities of $1,668.2 million primarily reflected an increase of $1,667.7 million in cash used to complete the Bally acquisition compared to the cash used to complete the WMS acquisition in 2013, an increase in capital expenditures of $73.5 million related to contracts in our Lottery Systems business, property, plant and equipment additions and capital expenditures in our Gaming business and a change in restricted cash of $30.5 million. These increases in net cash used in investing activities were partially offset by a decrease in capital contributions to our equity investments of $37.9 million primarily reflecting contributions made to Hellenic Lotteries in the third quarter of 2013 and Northstar Illinois in the fourth quarter of 2013, an increase of $28.1 million in distributions from our equity investments and an increase of $34.9 million in proceeds from the sale of our equity interests due to the sale of our equity interest in Sportech in the first quarter of 2014.
Cash flows from financing activities
The increase in net cash provided by financing activities of $1,618.7 million was due to an increase in the incurrence of long-term debt of $3,368.6 million, primarily for the Bally acquisition compared to the incurrence of long-term debt for the WMS acquisition in 2013. This increase in net cash provided by financing activities was partially offset by increases in payments on long-term debt of $1,596.7 million, an increase in financing fees of $80.5 million related to the Bally acquisition and the issuance of the 2021 Notes and the subsequent repurchase and redemption of the 2019 Notes, common stock repurchases of $29.5 million in the first quarter of 2014, an increase in the redemption of common stock under our stock-based compensation plans of $16.6 million, an increase in contingent earnout payments of $13.2 million and payments on license obligations of $13.6 million.
Year Ended December 31, 2013 Compared to Year Ended December 31, 2012
Cash flows from operating activities
The increase in net cash provided by operating activities for the year ended December 31, 2013 was primarily due to changes in working capital of $62.6 million primarily due to the timing of payments resulting in a net increase in our current liabilities and accounts payable of $36.0 million and a decrease in our accounts and notes receivable of $9.9 million and net loss adjusted for non-cash items (such as changes in deferred taxes and D&A) resulting in higher cash earnings in 2013 versus 2012. These increases were partially offset by a decrease in distributed earnings from our equity method investees of $8.6 million.
Cash flows from investing activities
The increase in net cash used in investing activities was primarily due to the acquisition of WMS for $1,485.9 million and an increase of our equity method investments of $86.1 million (using approximately $30 million of previously restricted cash) related to capital contributions to Hellenic Lotteries, Northstar New Jersey and Northstar Illinois. Net cash used in investing activities also increased by $54.4 million reflecting an increase in capital expenditures for new press upgrades and gaming terminals for our LBO customers in the U.K. These increases in net cash used in investing activities were partially offset by $10.0 million of additional proceeds from the sale of our Racing Business, which was originally sold in 2010.
Cash flows from financing activities
Net cash provided by financing activities increased primarily due to the financing for the acquisition of WMS of $2,300.0 million and a reduction of $67.7 million for share repurchases. The increase in cash provided by financing activities was partially offset by a $503.2 million increase in payments on long-term debt and financing fees related to our credit facilities and the 2020 Notes, partially offset by the redemption of our 2016 Notes in the prior-year period.
Credit Agreement and Other Debt
As of December 31, 2014, our total debt of $8,516.0 million was comprised of our revolving credit facility of $185.0 million, our term B-1 loans in the amount of $2,277.0 million (excluding an unamortized discount of $9.4 million) and our term

B-2 loans in the amount of $2,000.0 million (excluding an unamortized discount of $19.7 million) outstanding under the credit agreement discussed below, $250.0 million in aggregate principal amount of our 2018 Notes, $300.0 million in aggregate principal amount of our 2020 Notes, $350.0 million (excluding an unamortized discount of $2.2 million) in aggregate principal amount of our 2021 Notes, $950.0 million in aggregate principal amount of our 2022 Secured Notes, $2,200.0 million in aggregate principal amount of our 2022 Unsecured Notes and $35.3 million in capital leases related to our U.K. gaming operations. We use interest rate swap derivatives to diversify our debt portfolio between fixed and variable rate instruments. For additional information regarding our interest rate risk and interest rate hedging instruments, see "Quantitative and Qualitative Disclosures About Market Risk" in Item 7A of this Annual Report on Form 10-K.
Senior Secured Credit Facilities
On October 1, 2014, the Company entered into an amendment to its credit agreement to, among other things, (1) permit the Bally acquisition and the transactions related thereto, and (2) effective as of the consummation of the Bally acquisition, (A) increase the Company’s revolving credit facility to $567.6 million, (B) permit SGI to assume the term loans under the Escrow Credit Agreement (as defined below) as incremental term B-2 loans under the credit agreement and (C) modify the financial covenant applicable to the revolving credit facility such that it will be tested each quarter, irrespective of usage of that revolving credit facility.
On October 1, 2014, SGMS Escrow Corp. ("Escrow Corp") entered into an escrow credit agreement (the "Escrow Credit Agreement") by and among Escrow Corp., as borrower, the lenders and other agents from time to time party thereto, and Bank of America, N.A., as administrative agent. The Escrow Credit Agreement provided for $2.0 billion of term loans, the net proceeds of which provided a portion of the funds used to finance the Bally acquisition. Upon the consummation of the Bally acquisition, the term loans under the Escrow Credit Agreement were assumed by SGI as incremental term B-2 loans under the credit agreement (and, as of such date, the Escrow Credit Agreement no longer applied to the terms B-2 loans. On February 11, 2015, SGI entered into a lender joinder agreement to the credit agreement with an additional commitment lender. Pursuant to the lender joinder agreement, the amount of the Company’s revolving credit facility was increased by $25.0 million to $592.6 million.
For further information regarding our credit facilities, please see the full text of our credit agreement, the amendment to our credit agreement and the Escrow Credit Agreement, copies of which are filed as Exhibit 10.1 to our Current Report on Form 8-K filed with the SEC on October 18, 2013, and Exhibit 10.1 and Exhibit 10.2 to our Current Report on Form 8-K filed with the SEC on October 7, 2014, respectively. The foregoing summaries of the terms of the credit agreement, the amendment to the credit agreement and the Escrow Credit Agreement are qualified in their entirety by reference to the respective exhibit.
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
The 2021 Notes bear interest at the rate of 6.625% per annum, which accrues from June 4, 2014 and is payable semiannually in arrears on May 15 and November 15 of each year. The 2021 Notes mature on May 15, 2021, unless earlier redeemed or repurchased, and are subject to the terms and conditions set forth in the 2021 Notes Indenture. In connection with the issuance of the 2021 Notes, the Company capitalized financing costs of $7.3 million.
For additional information regarding the terms of the 2021 Notes, please see the full text of the 2021 Notes Indenture, a copy of which is attached as Exhibit 4.1 to our Current Report on Form 8-K filed with the SEC on June 4, 2014.
2019 Notes
On June 4, 2014, SGI completed a tender offer pursuant to which it purchased $140.6 million in aggregate principal amount of the 2019 Notes for total consideration of $1,051.25 for each $1,000.0 principal amount of the 2019 Notes tendered, plus accrued and unpaid interest to the redemption date.
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
Senior Notes
Unsecured Notes
In connection with the Bally acquisition, on November 21, 2014, Escrow Corp. issued $2,200.0 million in aggregate principal amount of the Unsecured Notes in a private offering to qualified institutional buyers in accordance with Rule 144A under the Securities Act and to persons outside the United States under Regulation S under the Securities Act. The Unsecured Notes were issued pursuant to an indenture dated as of November 21, 2014 (the "Unsecured Notes Indenture"). Promptly following consummation of the Bally acquisition, Escrow Corp. merged with and into SGI, with SGI continuing as the surviving corporation, and SGI assumed the obligations of Escrow Corp. under the Unsecured Notes and the Unsecured Notes Indenture.
The Unsecured Notes bear interest at the rate of 10.00% per annum, which accrues from November 21, 2014 and is payable semiannually in arrears on June 1 and December 1 of each year, beginning on June 1, 2015. The Unsecured Notes mature on December 1, 2022, unless earlier redeemed or repurchased, and are subject to the terms and conditions set forth in the Unsecured Notes Indenture.
For additional information regarding the terms of the Unsecured Notes, please see the full text of the Unsecured Notes Indenture, a copy of which is attached as Exhibit 4.1 to our Current Report on Form 8-K filed with the SEC on November 26, 2014.
Secured Notes
In connection with the Bally acquisition, on November 21, 2014, Escrow Corp. issued $950.0 million in aggregate principal amount of the Secured Notes in a private offering to qualified institutional buyers in accordance with Rule 144A under the Securities Act and to persons outside the United States under Regulation S under the Securities Act. The Secured Notes were issued pursuant to an indenture dated as of November 21, 2014 (the "Secured Notes Indenture"). Promptly following consummation of the Bally acquisition, Escrow Corp. merged with and into SGI, with SGI continuing as the surviving corporation, and SGI assumed the obligations of Escrow Corp. under the Secured Notes and the Secured Notes Indenture.
The Secured Notes bear interest at the rate of 7.00% per annum, which accrues from November 21, 2014 and is payable semiannually in arrears on January 1 and July 1 of each year, beginning on July 1, 2015. The Secured Notes mature on January 1, 2022, unless earlier redeemed or repurchased, and are subject to the terms and conditions set forth in the Secured Notes Indenture.
For additional information regarding the terms of the Secured Notes, please see the full text of the Secured Notes Indenture, a copy of which is attached as Exhibit 4.2 to our Current Report on Form 8-K filed with the SEC on November 26, 2014.
Other Debt
During 2014, we repaid in full our $7.4 million China Loan with cash on hand.
Capital Leases
On March 31, 2014, we entered into a new leasing arrangement with ITL for the lease of gaming machines in connection with a long-term contract with a U.K. customer. We completed the placement of the new gaming machines under this contract as of June 30, 2014 and recorded a capital lease asset and minimum lease liability of $42.8 million. No additional capital leases were entered into during the year and our remaining capital lease obligation at December 31, 2014 was $35.3 million.

Contractual Obligations
Our contractual obligations and commercial commitments principally include obligations associated with our outstanding indebtedness, contractual purchase obligations and future minimum operating lease obligations and other long-term liabilities as set forth in the table below as of December 31, 2014:

	Cash Payments Due By Period
	In millions
	Total	Within 1 Year	Within 2 - 3 Years	Within 4 - 5 Years	After 5 Years
Revolver, varying interest rate, due 2018 (1)	$185.0	$—	$—	$185.0	$—
Term Loan, varying interest rate, due 2020 (1)	2,277.0	23.0	46.0	46.0	2,162.0
Term Loan, varying interest rate, due 2022 (1)	2,000.0	20.0	40.0	40.0	1,900.0
2018 Notes (1)	250.0	—	—	250.0	—
2020 Notes (1)	300.0	—	—	—	300.0
2021 Notes (1)	350.0	—	—	—	350.0
Secured Notes (1)	950.0	—	—	—	950.0
Unsecured Notes (1)	2,200.0	—	—	—	2,200.0
Capital lease obligations, 3.9% interest as of December 31, 2014 payable monthly through 2019	35.3	7.6	16.1	11.6	—
Interest expense (2)	4,061.7	614.3	1,220.2	1,178.5	1,048.7
License royalty minimum guarantees fees	173.7	33.3	59.3	54.6	26.5
Purchase obligations (3)	236.7	236.7	—	—	—
Operating leases (4)	107.9	34.8	42.4	16.7	14.0
Other liabilities (5)	74.6	47.8	4.5	4.2	18.1
Total contractual obligations	$13,201.9	$1,017.5	$1,428.5	$1,786.6	$8,969.3
________________________________________________________________________________________________________________________________

(1)	See Note 15 (Long-Term and Other Debt) for information regarding long-term and other debt.

(2)	Based on rates in effect at December 31, 2014.

(3)	Includes, among other contractual obligations, estimated obligations and/or capital commitments in connection with our gaming and lottery supply contracts.

(4)	See Note 14 (Leases) for information regarding our operating leases.

(5)
Includes certain other long term liabilities reflected in our Consolidated Balance Sheet as of December 31, 2014. We have excluded $21.7 million of long-term pension plan and other post retirement liabilities at December 31, 2014. Due to the high degree of uncertainty regarding the timing of potential future cash flows associated with these liabilities, we are unable to make a reasonably reliable estimate of the amount and period in which these liabilities might be paid.

Included in our contractual obligations table above are approximately $21 million of compensation-related liabilities resulting from change in control and other contractually required payments as a result of the Bally acquisition. We expect to pay these liabilities in 2015.
We periodically bid on new lottery systems contracts. Once awarded, these contracts generally require significant upfront capital expenditures for terminal assembly, customization of software, software and equipment installation and telecommunications configuration. Historically, we have funded these upfront costs through cash flows generated from operations, available cash on hand and borrowings under our credit facilities. Our ability to continue to commit to new contracts will depend on, among other things, our then present liquidity levels and/or our ability to borrow at commercially acceptable rates in order to finance the upfront costs. The actual level of capital expenditures will ultimately depend on the extent to which we are successful in winning new contracts. We also periodically elect to upgrade the technological capabilities of older gaming machines and replace gaming machines that have exhausted their useful lives. Servicing our installed gaming machines and terminal base requires us to maintain a supply of parts and accessories on hand. We are also typically required, contractually in some cases, to provide spare parts over an extended period of time, principally in connection with our systems, terminal and select gaming machine sale transactions. To meet our contractual obligations and maintain sufficient levels of on-hand inventory to service our installed terminal and gaming machine base, we purchase inventory on an as-needed basis. We presently have no inventory purchase obligations other than in the ordinary course of business.

Under the terms of our strategic equity investments, we could be required to make additional capital contributions or shortfall payments. During 2014, we contributed $17.8 million to Northstar Illinois primarily to fully fund our pro rata share of the shortfall payments for the lottery's fiscal year ended June 30, 2014. In September 2014, we contributed $3.7 million to Northstar New Jersey. During 2014, we contributed $40.3 million to ITL. We currently have no outstanding capital obligations to any of our equity investees. See Note 11 (Equity Investments) for further details about our equity method investments.
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
Interest Rate Risk
In the normal course of business, we are exposed to fluctuations in interest rates as we seek debt and equity capital to sustain our operations. All of our interest rate sensitive financial instruments are held for purposes other than trading purposes. At December 31, 2014, approximately 48% of our debt was in fixed-rate instruments, although our $4,277.0 million of variable rate term loans have a LIBOR floor of 1% and with the actual three month LIBOR rate at that date of 0.30%, therefore this debt is essentially at a fixed rate until the LIBOR rate exceeds 1%.
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
The table below provides information about our financial instruments that are sensitive to changes in interest rates. The table presents principal cash flows (exclusive of the unamortized discount of $31.3 million) and related weighted-average interest rates by expected maturity dates. See "Management's Discussion and Analysis of Financial Condition and Results of Operations—Liquidity, Capital Resources and Working Capital" in Item 7 of this Annual Report on Form 10-K for additional information about our financial instruments.
Principal Amount by Expected Maturity—Average Interest Rate
December 31, 2014
(U.S. dollars in millions)

	Twelve Months Ended December 31,
	2015	2016	2017	2018	2019	Thereafter	Total	FMV
Debt at fixed interest rates	$7.6	$7.9	$8.2	$258.5	$3.0	$3,800.0	$4,085.2	$3,652.3
Weighted-average interest rates	3.9%	3.9%	3.9%	8.0%	3.9%	8.6%	8.6%	—%
Debt at variable interest rates	$43.0	$43.0	$43.0	$228.0	$43.0	$4,062.0	$4,462.0	$4,378.2
Weighted-average interest rates	6.0%	6.0%	6.0%	3.7%	6.0%	6.0%	5.9%	—%

Foreign Currency Risk
We are also exposed to fluctuations in foreign currency exchange rates from our international transactions and because the financial results of our foreign subsidiaries are translated into U.S. dollars in consolidation. Assets and liabilities outside the United States are primarily located in Australia, Austria, Chile, China, Germany, Greece, Ireland, Italy, Mexico, Canada, South Africa, Spain, Sweden and the United Kingdom. Our investments in foreign subsidiaries with a functional currency other than the U.S. dollar are generally considered long-term investments. In addition, a significant portion of the cost attributable to our international operations is incurred in local currencies. Although we provide technology-based products, systems and services to gaming and lottery industries worldwide, some of our transactions and their resulting financial impact are transacted in U.S. dollars. In 2012, governmental authorities in Argentina modified regulations relating to importing products and limiting the exchange of pesos into dollars and the transfer of funds from Argentina. If the Argentine government’s current restrictions on currency transfer remain unchanged, the excess peso balances in our Argentinian bank account may continue to grow, which would increase our exposure to any potential currency devaluation in Argentina. In addition, any devaluation of the currency in Argentina would adversely impact the collectability of our customer receivables in Argentina as we invoice our customers in pesos adjusted to reflect original U.S. dollars sales volumes.
We derived approximately 40% and 49% of our revenue from sales to customers outside of the U.S. in 2014 and 2013, respectively, particularly revenue in the British Pound Sterling and the Euro. The British Pound Sterling and the Euro represented, respectively, $239.6 million, or 13.0%, and $104.3 million, or 6.0%, of our consolidated revenue for the year ended December 31, 2014. Historically, our exposure to foreign currency fluctuations has been more significant with respect to revenues than expenses, as a significant portion of our expenses, such as paper and ink, are contracted for in U.S. dollars. At December 31, 2014, a hypothetical 10% strengthening in the value of the U.S. dollar relative to the British Pound Sterling and the Euro would result in a decrease in revenue of $20.7 million and $9.1 million, respectively, and a decrease in operating income of $1.2 million and $1.4 million, respectively. We also have foreign currency exposure related to certain of our equity investments. Our earnings from our Euro-denominated equity investment in LNS were $17.6 million for the year ended December 31, 2014. Our foreign currency exposure from equity investments denominated in other foreign currencies was not material in the aggregate for the year ended December 31, 2014. When we refer to the impact of foreign currency exchange rate fluctuations, we are referring to the difference between the relevant period rates and the prior period rates applied to the relevant period activity.
We manage our foreign currency exchange risks on a global basis by (1) securing payment from our customers in U.S. dollars when possible, (2) securing payment from our customers in the functional currency of the selling subsidiary when possible, (3) entering into foreign currency exchange or other contracts to hedge the risk associated with certain firm sales commitments, net investments and certain assets and liabilities denominated in foreign currencies and (4) netting asset and liability exposures denominated in similar foreign currencies to the extent possible.
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
ITEM 8.    FINANCIAL STATEMENTS AND SUPPLEMENTARY DATA
The financial statements and other information required by this item are included in Part IV, Item 15 of this Annual Report on Form 10-K and are presented beginning on page 84.
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

Management Report on Internal Control over Financial Reporting
Our management is responsible for establishing and maintaining adequate internal control over financial reporting. With the participation of our chief executive officer and chief financial officer, our management conducted an evaluation of the effectiveness of our internal control over financial reporting based on the framework and criteria established in Internal Control—Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission (2013 Framework). The scope of management's assessment of the effectiveness of internal control over financial reporting includes all of our businesses except for Bally, which was acquired on November 21, 2014 and whose financial statements constitute approximately 60% of total assets and 8% of revenues of the consolidated financial statement amounts as of and for the year ended December 31, 2014. Further discussion of this acquisition can be found in Note 3 (Acquisitions and Dispositions). Based on this evaluation, our management has concluded (except with respect to Bally) that our internal control over financial reporting was effective as of December 31, 2014. Deloitte & Touche LLP, the registered public accounting firm that audited our consolidated financial statements, has issued an attestation report on our internal control over financial reporting included below.
Changes in Internal Control over Financial Reporting
There were no changes in our internal control over financial reporting during the quarter ended December 31, 2014 that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM
To the Board of Directors and Stockholders of Scientific Games Corporation
We have audited the internal control over financial reporting of Scientific Games Corporation and subsidiaries (the "Company") as of December 31, 2014, based on criteria established in Internal Control-Integrated Framework (2013) issued by the Committee of Sponsoring Organizations of the Treadway Commission. The Company's management is responsible for maintaining effective internal control over financial reporting and for its assessment of the effectiveness of internal control over financial reporting, included in the accompanying Management Report on Internal Control over Financial Reporting. Our responsibility is to express an opinion on the Company's internal control over financial reporting based on our audit.
As described in Management Report on Internal Control over Financial Reporting, management excluded from its assessment the internal control over financial reporting at Bally Technologies, Inc. ("Bally"), which was acquired on November 21, 2014 and whose financial statements constitute 60% of total assets and 8% of revenue of the consolidated financial statement amounts as of and for the year ended December 31, 2014. Accordingly, our audit did not include the internal control over financial reporting at Bally.
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
In our opinion, the Company maintained, in all material respects, effective internal control over financial reporting as of December 31, 2014, based on the criteria established in Internal Control-Integrated Framework (2013) issued by the Committee of Sponsoring Organizations of the Treadway Commission.
We have also audited, in accordance with the standards of the Public Company Accounting Oversight Board (United States), the consolidated financial statements and financial statement schedule as of and for the year ended December 31, 2014 of the Company and our report dated March 16, 2015 expressed an unqualified opinion on those financial statements and financial statement schedule based on our audit and the report of other auditors.

/s/ DELOITTE & TOUCHE LLP

Atlanta, Georgia
March 16, 2015

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
Information relating to our executive officers is included in Part I, Item 1 of this Annual Report on Form 10-K. The other information called for by this item is incorporated by reference to our definitive proxy statement relating to our 2015 Annual Meeting of Stockholders, which will be filed with the SEC. If such proxy statement is not filed on or before April 30, 2015, the information called for by this item will be filed as part of an amendment to this Annual Report on Form 10-K on or before such date.
ITEM 11.    EXECUTIVE COMPENSATION
The information called for by this item is incorporated herein by reference to our definitive proxy statement relating to our 2015 Annual Meeting of Stockholders, which will be filed with the SEC. If such proxy statement is not filed on or before April 30, 2015, the information called for by this item will be filed as part of an amendment to this Annual Report on Form 10-K on or before such date.
ITEM 12.    SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT AND RELATED STOCKHOLDER MATTERS
The information called for by this item is incorporated herein by reference to our definitive proxy statement relating to our 2015 Annual Meeting of Stockholders, which will be filed with the SEC. If such proxy statement is not filed on or before April 30, 2015, the information called for by this item will be filed as part of an amendment to this Annual Report on Form 10-K on or before such date.
ITEM 13.    CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS, AND DIRECTOR INDEPENDENCE
The information called for by this item is incorporated herein by reference to our definitive proxy statement relating to our 2015 Annual Meeting of Stockholders, which will be filed with the SEC. If such proxy statement is not filed on or before April 30, 2015, the information called for by this item will be filed as part of an amendment to this Annual Report on Form 10-K on or before such date.
ITEM 14.    PRINCIPAL ACCOUNTING FEES AND SERVICES
The information called for by this item is incorporated herein by reference to our definitive proxy statement relating to our 2015 Annual Meeting of Stockholders, which will be filed with the SEC. If such proxy statement is not filed on or before April 30, 2015, the information called for by this item will be filed as part of an amendment to this Annual Report on Form 10-K on or before such date.

PART IV
ITEM 15.    EXHIBITS, FINANCIAL STATEMENT SCHEDULES

Form 10-K Page
1. Financial Statements:
Report of Independent Registered Public Accounting Firm	85
Consolidated Statements of Operations and Comprehensive Loss for the years ended December 31, 2014, 2013 and 2012	86
Consolidated Balance Sheets as of December 31, 2014 and 2013	87
Consolidated Statements of Stockholders' Equity for the years ended December 31, 2014, 2013 and 2012	88
Consolidated Statements of Cash Flows for the years ended December 31, 2014, 2013 and 2012	89
Notes to Consolidated Financial Statements	90
2. Financial Statement Schedule:
Schedule II. Valuation and Qualifying Accounts	146
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

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM
To the Board of Directors and Stockholders of Scientific Games Corporation
We have audited the accompanying consolidated balance sheets of Scientific Games Corporation and subsidiaries (the "Company") as of December 31, 2014 and 2013, and the related consolidated statements of operations and comprehensive loss, stockholders' equity, and cash flows for each of the three years in the period ended December 31, 2014. Our audits also included the financial statement schedule listed in the Index. These financial statements and financial statement schedule are the responsibility of the Company's management. Our responsibility is to express an opinion on the financial statements and financial statement schedule based on our audits. We did not audit the financial statements of Lotterie Nazionali S.r.l. ("LNS"), the Company's investment which is accounted for by use of the equity method (see note 11 to the consolidated financial statements), as of December 31, 2014 and 2013 and for the three years in the period ended December 31, 2014. The Company's equity in income of LNS was $17.6 million, $17.9 million and $17.9 million for the years ended December 31, 2014, 2013 and 2012, respectively. Those statements were prepared in accordance with International Financial Reporting Standards as issued by the International Accounting Standards Board and were audited by other auditors whose report has been furnished to us, and our opinion, insofar as it relates to the amounts included for LNS, on the basis of International Financial Reporting Standards as issued by the International Accounting Standards Board, for the three years ended December 31, 2014, is based solely on the report of the other auditors. We have applied auditing procedures to the adjustments to reflect equity in net income of LNS in accordance with accounting principles generally accepted in the United States of America.
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
In our opinion, based on our audits and the report of the other auditors, such consolidated financial statements present fairly, in all material respects, the financial position of Scientific Games Corporation and subsidiaries as of December 31, 2014 and 2013, and the results of their operations and their cash flows for each of the three years in the period ended December 31, 2014, in conformity with accounting principles generally accepted in the United States of America. Also, in our opinion, such financial statement schedule, when considered in relation to the basic consolidated financial statements taken as a whole, presents fairly, in all material respects, the information set forth therein.
We have also audited, in accordance with the standards of the Public Company Accounting Oversight Board (United States), the Company's internal control over financial reporting as of December 31, 2014, based on the criteria established in Internal Control—Integrated Framework (2013) issued by the Committee of Sponsoring Organizations of the Treadway Commission and our report dated March 16, 2015 expressed an unqualified opinion on the Company's internal control over financial reporting based on our audit.

/s/ DELOITTE & TOUCHE LLP

Atlanta, Georgia
March 16, 2015

SCIENTIFIC GAMES CORPORATION AND SUBSIDIARIES
CONSOLIDATED STATEMENTS OF OPERATIONS AND COMPREHENSIVE LOSS
(in millions, except per share amounts)

	Years Ended December 31,
	2014	2013	2012
Revenue:
Instant games	$533.0	$516.0	$493.6
Services	788.5	415.0	340.3
Product sales	464.9	159.9	94.7
Total revenue	1,786.4	1,090.9	928.6
Operating expenses:
Cost of instant games (1)	291.4	285.1	282.5
Cost of services (1)	283.7	203.1	170.7
Cost of product sales (1)	274.3	103.5	65.1
Selling, general and administrative	507.7	266.4	179.4
Research and development	117.0	26.0	6.6
Employee termination and restructuring	30.7	22.7	10.6
Depreciation and amortization	454.3	202.4	150.8
Operating (loss) income	(172.7)	(18.3)	62.9
Other (expense) income:
Interest expense	(307.2)	(119.5)	(100.0)
Earnings (loss) from equity investments	(7.6)	1.5	28.1
Loss on early extinguishment of debt	(25.9)	(5.9)	(15.5)
Gain on sale of equity interest	14.5	—	—
Other (expense) income, net	4.0	(1.1)	1.3
Total other expense, net	(322.2)	(125.0)	(86.1)
Net loss from continuing operations before income taxes	(494.9)	(143.3)	(23.2)
Income tax benefit (expense)	260.6	117.7	(20.7)
Net loss from continuing operations	$(234.3)	$(25.6)	$(43.9)

Discontinued operations:
Loss from discontinued operations	—	(3.0)	(24.6)
Other expense	—	—	(0.1)
Gain on sale of assets	—	0.8	—
Income tax (expense) benefit	—	(2.4)	6.0
Net loss from discontinued operations	$—	$(4.6)	$(18.7)

Net loss	$(234.3)	$(30.2)	$(62.6)

Other comprehensive (loss) income:
Foreign currency translation (loss) gain	(97.4)	18.2	30.5
Pension and post-retirement (loss) gain, net of tax	(8.7)	5.3	(1.1)
Derivative financial instruments unrealized (loss) gain, net of tax	(6.6)	(2.2)	0.4
Other comprehensive income (loss)	(112.7)	21.3	29.8
Comprehensive loss	$(347.0)	$(8.9)	$(32.8)

Basic and diluted net loss per share:
Basic from continuing operations	$(2.77)	$(0.30)	$(0.49)
Basic from discontinued operations	—	(0.06)	(0.21)
Total basic net loss per share	$(2.77)	$(0.36)	$(0.70)

Diluted from continuing operations	$(2.77)	$(0.30)	$(0.49)
Diluted from discontinued operations	—	(0.06)	(0.21)
Total diluted net loss per share	$(2.77)	$(0.36)	$(0.70)

Weighted average number of shares used in per share calculations:
Basic shares	84.6	85.0	90.0
Diluted shares	84.6	85.0	90.0
(1) Exclusive of depreciation and amortization.
   See accompanying notes to consolidated financial statements.

SCIENTIFIC GAMES CORPORATION AND SUBSIDIARIES
CONSOLIDATED BALANCE SHEETS
As of December 31, 2014 and 2013
(in millions)

	As of December 31,
	2014	2013
ASSETS
Current assets:
Cash and cash equivalents	$171.8	$153.7
Restricted cash	27.2	10.9
Accounts receivable, net	468.4	346.0
Notes receivable, net	188.7	158.7
Inventories	265.6	137.8
Deferred income taxes	72.8	31.0
Prepaid expenses, deposits and other current assets	183.5	119.3
Total current assets	1,378.0	957.4
Long-term restricted cash	16.8	—
Property and equipment, net	1,012.8	773.1
Long-term notes receivable	87.5	72.6
Goodwill	4,108.3	1,183.1
Intangible assets, net	2,251.6	411.1
Software, net	592.7	343.5
Equity investments	288.2	367.2
Other assets	259.3	128.4
Total assets	$9,995.2	$4,236.4
LIABILITIES AND STOCKHOLDERS' EQUITY
Current liabilities:
Debt payments due within one year	$50.6	$30.4
Accounts payable	155.8	140.9
Accrued liabilities	453.9	280.3
Total current liabilities	660.3	451.6
Deferred income taxes	628.8	138.0
Other long-term liabilities	236.8	109.6
Long-term debt, excluding current installments	8,465.4	3,162.2
Total liabilities	9,991.3	3,861.4
Commitments and contingencies
Stockholders' equity:
Class A common stock, par value $0.01 per share, 199.3 shares authorized, 102.3 and 100.4 shares issued and 85.1 and 85.2 shares outstanding as of December 31, 2014 and December 31, 2013, respectively	1.0	1.0
Additional paid-in capital	743.2	737.8
Accumulated loss	(470.7)	(236.4)
Treasury stock, at cost, 17.2 and 15.2 shares held as of December 31, 2014 and December 31, 2013, respectively	(175.2)	(145.7)
Accumulated other comprehensive (loss) income	(94.4)	18.3
Total stockholders' equity	3.9	375.0
Total liabilities and stockholders' equity	$9,995.2	$4,236.4
   See accompanying notes to consolidated financial statements

SCIENTIFIC GAMES CORPORATION AND SUBSIDIARIES
CONSOLIDATED STATEMENTS OF STOCKHOLDERS' EQUITY
(in millions)

	Years Ended December 31,
	2014	2013	2012
Common stock:
Beginning balance	$1.0	$1.0	$1.0
Issuance of Class A common stock in connection with employee stock purchase plan	—	—	—
Issuance of Class A common stock in connection with stock options, RSUs and warrants	—	—	—
Purchases of Class A common stock	—	—	—
Ending balance	1.0	1.0	1.0
Additional paid-in capital:
Beginning balance	737.8	715.9	693.6
Issuance of Class A common stock in connection with employee stock purchase plan	1.6	0.7	0.6
Net issuance and redemption of Class A common stock in connection with stock options, RSUs and warrants	(20.6)	(0.9)	(4.3)
Stock-based compensation	24.1	21.8	24.2
Tax effect from employee stock options and RSUs	0.3	0.3	(1.5)
Deferred compensation	—	—	3.3
Ending balance	743.2	737.8	715.9
Accumulated losses:
Beginning balance	(236.4)	(206.2)	(143.6)
Net loss	(234.3)	(30.2)	(62.6)
Ending balance	(470.7)	(236.4)	(206.2)
Treasury stock:
Beginning balance	(145.7)	(142.9)	(74.5)
Purchase of Class A common stock	(29.5)	(2.8)	(68.4)
Ending balance	(175.2)	(145.7)	(142.9)
Accumulated other comprehensive (loss) income:
Beginning balance	18.3	(3.0)	(32.8)
Other comprehensive (loss) income	(112.7)	21.3	29.8
Ending balance	(94.4)	18.3	(3.0)
Total stockholders' equity	$3.9	$375.0	$364.8
See accompanying notes to consolidated financial statements.

SCIENTIFIC GAMES CORPORATION AND SUBSIDIARIES
CONSOLIDATED STATEMENTS OF CASH FLOWS
(in millions)

	Years Ended December 31,
	2014	2013	2012
Cash flows from operating activities:
Net loss	$(234.3)	$(30.2)	$(62.6)
Adjustments to reconcile net loss to cash provided by operating activities:
Depreciation and amortization	454.3	203.0	173.4
Change in deferred income taxes	(264.3)	(107.8)	7.9
Stock-based compensation	24.1	22.3	24.2
Non-cash interest expense	19.4	8.7	7.8
Loss (earnings) from equity investments, net	7.6	(1.5)	(28.1)
Distributed earnings from equity investments	28.5	29.5	38.1
Loss on early extinguishment of debt	25.9	5.9	15.5
Gain on sale of equity interest	(14.5)	—	—
Changes in current assets and liabilities, net of effects of acquisitions
Accounts and notes receivable, net	97.1	(7.8)	(19.7)
Inventories	12.4	13.6	(2.6)
Other current assets	32.2	(9.1)	(9.6)
Accounts payable	(33.4)	(5.1)	10.0
Accrued liabilities	47.0	52.6	1.5
Other, net	1.5	(2.9)	1.0
Net cash provided by operating activities	203.5	171.2	156.8
Cash flows from investing activities:
Additions to property and equipment	(41.7)	(29.4)	(12.2)
Gaming and lottery operations expenditures	(107.5)	(84.3)	(44.8)
Intangible assets expenditures	(89.1)	(52.1)	(54.4)
Proceeds from asset disposals	0.5	0.9	0.1
Change in other assets and liabilities, net	0.4	(1.6)	(1.3)
Proceeds from sale of equity interest	44.9	10.0	—
Additions to equity method investments	(48.2)	(86.1)	—
Restricted cash	(0.4)	30.1	(29.4)
Distributions of capital on equity investments	48.8	20.7	24.9
Business acquisitions, net of cash acquired	(3,140.6)	(1,472.9)	(24.8)
Net cash used in investing activities	(3,332.9)	(1,664.7)	(141.9)
Cash flows from financing activities:
Borrowings under revolving credit facility	220.0	—	—
Repayments under revolving credit facility	(35.0)	—	—
Proceeds from issuance of long-term debt	5,477.3	2,293.7	312.5
Payment on long-term debt	(2,267.1)	(670.4)	(235.8)
Payment of financing fees	(163.1)	(82.6)	(14.0)
Common stock repurchases	(29.5)	(0.8)	(68.5)
Payment on license obligations	(13.6)	—	—
Contingent earnout payments	(13.2)	—	—
Excess tax effect from stock-based compensation plans	0.3	0.9	0.4
Net redemptions of common stock under stock-based compensation plans	(18.7)	(2.1)	(4.7)
Net cash provided by (used in) financing activities	3,157.4	1,538.7	(10.1)
Effect of exchange rate changes on cash and cash equivalents	(9.9)	(0.5)	(0.2)
Increase in cash and cash equivalents	18.1	44.7	4.6
Cash and cash equivalents, beginning of period	153.7	109.0	104.4
Cash and cash equivalents, end of period	$171.8	$153.7	$109.0
See accompanying notes to consolidated financial statements

SCIENTIFIC GAMES CORPORATION AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(table amounts are presented in millions, except per share amounts)

(1) Description of the Business and Summary of Significant Accounting Policies
Description of the Business
We are a leading developer of technology‑based products and services and associated content for the worldwide gaming and lottery industries. Our portfolio includes gaming machines and game content, instant and draw‑based lottery games, server‑based gaming and lottery systems, casino management systems, table game products and services, sports betting technology, loyalty and rewards programs and interactive gaming and lottery content and services. We also gain access to technologies and pursue global expansion through strategic acquisitions and equity investments. As a result of our recent acquisitions of Bally and WMS, we have significantly expanded our global gaming business. We report our operations in three business segments—Gaming, Lottery and Interactive.
Basis of Presentation and Principles of Consolidation
The accompanying consolidated financial statements of the Company have been prepared in accordance with SEC and U.S. GAAP requirements. All monetary values set forth in these financial statements are in United States dollars ("USD" or "$") unless otherwise stated herein. The accompanying consolidated financial statements include the accounts of the Company and its wholly owned subsidiaries, as well as those subsidiaries in which we have a controlling financial interest. Investments in other entities in which we do not have a controlling financial interest but we exert significant influence are accounted for in our consolidated financial statements using the equity method of accounting. All intercompany balances and transactions have been eliminated in consolidation. We have evaluated subsequent events through the date these financial statements were issued. In the opinion of management, we have made all adjustments necessary to present fairly our consolidated financial position, results of operations and comprehensive loss and cash flows for the periods presented. Such adjustments are of a normal, recurring nature.
On March 25, 2013, we completed the sale of our installed base of gaming machines in our pub business as discussed in Note 3 (Acquisitions and Dispositions). The results of the discontinued pub operations for the years ended December 31, 2013 and 2012 are presented herein in accordance with ASC 205. There were no results of operations for this discontinued business for the year ended December 31, 2014.
Use of Estimates
The preparation of financial statements in conformity with U.S. GAAP requires management to make estimates and assumptions that affect the reported amounts of assets and liabilities and disclosure of contingent assets and liabilities at the date of the financial statements and the reported amounts of revenues and expenses during the reporting period. Some of the significant estimates involve revenue recognition estimates for contracted lottery systems projects and multi-deliverable contract arrangements, stock-based and/or performance-based compensation expense, evaluation of the recoverability of assets, assessment of legal and other contingencies, allocation of the purchase price to assets acquired and liabilities assumed in business combinations, and income and other taxes. Actual results could differ from estimates.
Revenue Recognition
General
We evaluate the recognition of revenue based on the criteria set forth in ASC 605, Revenue Recognition ("ASC 605") and ASC 985, Software ("ASC 985").
Our revenue recognition policy is to record revenue when all the following criteria are met:

•	persuasive evidence of an agreement exists;

•	the price to the customer is fixed or determinable;

•	delivery has occurred, title has been transferred and any acceptance terms have been fulfilled; and

•	collectability is reasonably assured.
We sometimes generate revenue under multiple-deliverable revenue arrangements, under which we provide more than one product or service in a single arrangement. At the inception of a multiple-deliverable revenue arrangement, we are required to allocate the consideration to all deliverables based on their relative selling price (the "relative selling price method"). When

SCIENTIFIC GAMES CORPORATION AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(table amounts are presented in millions, except per share amounts)

applying the relative selling price method, a hierarchy is used for estimating the selling price based first on vendor-specific objective evidence ("VSOE"), then third-party evidence ("TPE") and finally management’s estimated selling price ("ESP").
Our multiple-deliverable revenue arrangements include gaming equipment arrangements that involve the sale of gaming machines and game content conversion kits. In addition, we may enter into arrangements with customers for the implementation of systems, which will generally include a combination of systems software, systems-based hardware products, maintenance and product support and professional services. We recognize revenue only when all of the criteria listed above are met. We defer revenue for any undelivered units of accounting. Deliverables are divided into separate units of accounting if:

•	each item has value to the customer on a stand-alone basis; and

•	delivery of any undelivered item is considered probable and substantially in our control.
In allocating consideration under the relative selling price hierarchy, the Company generally uses VSOE for all products that have been sold on a stand-alone basis. As TPE is generally not available, the Company uses ESP for products that are not sold on a stand-alone basis and for recently introduced products that are sold on a stand-alone basis but for which a history of stand-alone sales has not yet been developed. Following these guidelines, in allocating the consideration under multi-deliverable revenue arrangements, we use either VSOE or ESP for gaming machines, table game products, systems-based hardware products, maintenance and product support (associated with perpetual licenses) and professional services. The Company uses ESP for perpetual and time-based software licenses and maintenance and product support associated with time-based licenses.
The establishment of VSOE requires judgment as to whether there is a sufficient quantity of items sold on a stand-alone basis or substantive post-contract customer support ("PCS") contract renewals and whether the prices or PCS renewal rates demonstrate an appropriate level of concentration to conclude that VSOE exists. In determining ESP, management considers a variety of information including historic pricing and discounting practices, competitive market activity, internal costs, and the pricing and discounting practices of products sold in similar arrangements.
Revenue is reported net of incentive rebates, discounts, sales taxes and all other items of a similar nature. For products sold under arrangements with extended payment terms the probability of collection is evaluated based on a review of the customer's creditworthiness and a review of historic collection experience under contracts with extended payment terms. As a result of such review, we recognize revenue on extended payment term arrangements when we have determined that collectability is reasonably assured and the price is considered fixed and determinable.
In addition to the general policies discussed above, the following are the specific revenue recognition policies for our revenue streams within each of our three business segments.
Gaming
We design, develop, manufacture, market and distribute gaming machines, VLTs, server-based gaming machines, systems and game content, casino-management systems hardware and software, table game products (including utility products and PTG content), video lottery central monitoring and control systems and wide area systems networks. We provide products and services for the traditional land-based commercial and Native American casino industry, and for wide area gaming operators (such as LBO, arcade and bingo operators in the U.K. and continental Europe) and government-affiliated gaming operators such as lotteries and gaming regulators.
We earn services revenue from leasing gaming machines, table game products and VLTs to casinos and other gaming operators under operating leases. We also generate revenue from placing our networked gaming system and applications, which is a turnkey offering that typically includes gaming machines, remote management of game content, central computer systems, secure data communication and field support services, under operating leases.

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

SCIENTIFIC GAMES CORPORATION AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(table amounts are presented in millions, except per share amounts)

•
Revenue from the provision of server-based gaming machines, systems and game content under arrangements with wide-area gaming operators (such as LBO operators in the U.K.) is generally recognized as a percentage of net win generated by our gaming machines (subject to certain adjustments as may be specified in a particular contract, including adjustments for taxes and other fees) over the term of the arrangement. We do not consider these arrangements to have multiple revenue-generating activities as the services offered constitute a comprehensive solution in exchange for a percentage of net win and all of the products and field services are delivered contemporaneously.

•
Revenue from leasing table game products, including automatic card shufflers, deck checkers and roulette chip sorters and licensing PTG content, is earned based on a fixed monthly rate. Service revenue for leased table game products and licensed PTG content is recognized under general revenue recognition guidance as the products and services provide the customer with the right to use the table product and license that is essential to the functionality of the table product.

•
Revenue from casino-management system implementation services is recognized when the system implementation is complete as the implementation services are not considered to have stand-alone value and are therefore not a separate unit of accounting.  Other professional services not related to system implementation are recognized as the services are provided.

Our product sales include the sale of gaming machines, casino-management systems and table game products to casinos, wide-area gaming operators and other gaming operators, as well as sales of VLTs, conversion kits (including game, hardware or operating system conversions), parts and game content.

•
Revenue from the sale of gaming machines, table game products and content under wide-area gaming operator contracts is recognized pursuant to the terms of the contract. Sales of gaming machines and table game products are also recorded pursuant to ASC 605 as the software and non-software components of our gaming machines and table products function together to deliver the product's essential functionality. Game content conversion kits are considered software deliverables and are recognized in accordance with software revenue recognition guidance.

•
Revenue from casino-management systems software and maintenance and product support is recognized under software revenue recognition guidance. Although the casino-management systems software and certain systems-based hardware products function together, the functionality of casino-management systems software is primarily derived from the software. The casino-management systems software is not essential to the functionality of the system-based hardware products.

•
The Company licenses casino-management systems software on a perpetual basis or under time-based licenses. Revenue from perpetual license software is recognized at the inception of the license term provided all revenue recognition criteria have been satisfied. Revenue from maintenance and product support sold with perpetual licenses is recognized over the term of the support period. The Company’s time-based licenses are generally for 12-month terms and are bundled with software maintenance and product support. All revenue from such arrangements is recognized over the term of the license.

•
Revenue from systems-based hardware products include embedded software that is essential to the functionality of the hardware. Accordingly, revenue related to all systems-based hardware sales and related maintenance and product support is recognized under general revenue recognition guidance and is generally recognized upon delivery when title and risk of loss have passed to the customer and all other revenue recognition criteria are satisfied. However, in the case of arrangements involving a systems installation, revenue on the systems-based hardware is generally not recognized until the system has been installed and the customer has accepted the system.

•
Revenue from the sale of gaming machines, VLTs, conversion kits (including game, hardware or operating system conversions) and parts to casinos and other gaming operators is recognized based on the general revenue recognition policy stated above. These sales are recorded net of any incentive rebates, discounts and applicable sales taxes.

Lottery
We generate revenue from the manufacturing and sale of instant games, as well as the provision of value-added services such as game design, sales and marketing support, specialty games and promotions, inventory management,

SCIENTIFIC GAMES CORPORATION AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(table amounts are presented in millions, except per share amounts)

warehousing, fulfillment services, as well as full instant game category management. We also provide licensed games, promotional entertainment and internet-based services to the lottery industry.
In addition, we are a leading provider of lottery systems, including customized computer software, software support, point-of-sale terminals and equipment and data communication services to lotteries. In the U.S., we typically provide the necessary point-of sale and other equipment, software and maintenance services pursuant to long-term contracts that typically have an initial term of at least five years under which we are generally paid a fee equal to a percentage of the lottery's total retail sales. Our U.S. contracts typically contain multiple renewal options that generally have been exercised by our customers in the past. Internationally, we typically sell point-of-sale terminals and equipment/or computer software to lottery authorities and may provide ongoing fee-based systems and software support services.
Our instant games revenue is primarily generated under long-term contracts to supply instant games and provide related services to our lottery customers. We also generate instant games revenue under our licensed properties game contracts, which are generally instant game-specific and therefore short-term and non-recurring. The following are specific revenue recognition policies for our instant games revenue:

•	Revenue from the sale of instant games that are sold on a price-per-unit basis is recognized when the customer accepts the product pursuant to the terms of the contract.

•
Revenue from the sale of instant games that are sold on a participation basis is recognized as retail sales are generated. We do not consider these arrangements to have multiple revenue-generating activities as the services offered are a comprehensive solution in exchange for participation-based compensation and all of the products and services are delivered contemporaneously; accordingly, this revenue is recognized under general revenue recognition guidance.

•
Revenue from sublicensing brands coupled with a service component whereby we purchase and distribute merchandise prizes to identified winners on behalf of lotteries is recognized as a multiple-deliverable arrangement. There are typically two deliverables in this arrangement—the license and the merchandising services—which are separate units of accounting.  We allocate revenue to the deliverables in accordance with the relative selling price method prescribed in ASC 605.  If neither VSOE nor TPE of selling price exists for a deliverable, we use an ESP for that deliverable.  Revenue allocated to the license is determined using ESP based on the rates we charge when we license branded property on a stand-alone basis and is recognized when the use of the licensed property is permitted, which is typically when the contract is signed. Revenue allocated to the merchandising services is determined using ESP, which is generally based on a cost-plus margin approach taking into account a variety of company-specific factors, including pricing models, internal costs and minimum operating margin requirements.  Revenue from merchandising services is recognized on a proportional performance method as this method best reflects the pattern in which the obligations of the merchandising services to the customer are fulfilled.  A performance measure is used based on total estimated cost allocated to the merchandising services.  By accumulating costs for services as they are incurred, and dividing such costs by the total costs of merchandising services, which is estimated based on a budget prior to contract inception, a percentage is determined.  This percentage is applied to the revenue allocated to the merchandising services and that proportionate amount of revenue is recognized.

•	Revenue from the licensing of branded property with no service component is recognized when the contract is signed.

•
Revenue from our loyalty and reward programs is typically based on a percentage of a lottery's prize payout structure calculated as a percentage of retail sales. Revenue is recognized as retail sales are generated.

Our Lottery segment offers our customers a number of related, value-added services as part of an integrated product offering. These services include lottery systems, including point-of-sale terminals and other equipment, software, data communication services and support and instant game validation systems, as well as software, hardware and related services for sports wagering and keno systems. The following are specific revenue recognition policies for policies for our service revenue within our Lottery segment:

•	Revenue from the provision of lottery system services provided on a participation basis is recognized when the retail sales of draw lottery games are generated.

SCIENTIFIC GAMES CORPORATION AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(table amounts are presented in millions, except per share amounts)

•
Revenue from the perpetual licensing of customized lottery software is recognized under the percentage of completion method of accounting, based on the ratio of costs incurred to estimated costs to complete.

•	Revenue derived from software maintenance on lottery software and hardware maintenance on lottery terminals is recognized ratably over the maintenance period.
Our Lottery segment generates product sales revenue from the sale of lottery systems, terminals and prepaid phone cards.

•	Revenue from the sale of a lottery system services is recognized under the percentage of completion method of accounting, based on the ratio of costs incurred to estimated costs to complete.

•
Revenue from the sale of lottery terminals is recognized when the customer accepts the product pursuant to the terms of the contract. Sales of lottery terminals are recorded pursuant to ASC 605 as the software and non-software components of our lottery terminals function together to deliver the product's essential functionality.

•	Revenue from the sale of prepaid phone cards is recognized when the customer accepts the product pursuant to the terms of the contract.
Interactive
Our Interactive segment generates revenue from social gaming and interactive RMG services. We generate revenue by offering play-for-fun social games on Facebook, GooglePlay for Android devices, Apple’s iOS platform, Kindle platform and Microsoft Windows 8. We also offer our games on third-party interactive RMG casino websites, which are integrated with our remote game servers.
Services

•
In social gaming, we earn revenue from the sale of virtual coins or chips, which is recorded when the purchased coins or chips are used by the customer. We also host play-for-fun and play-for-free services and earn revenue based on fixed fees, a share of the proceeds from the sale of virtual coins, or a mix of fixed fees and a share of such proceeds.

•
For RMG, we typically earn a percentage of the operator’s net gaming revenue generated by their players playing the games we host. We also host on-premises interactive gaming for certain customers and earn revenue based on fixed fees, a revenue share with our online casino-customer, or a mix of fixed fees and revenue share.

•
Revenue from hosting game content for RMG sites from our remote game servers and from our social games is recorded on a gross basis. Processing fees charged by platform providers are recorded in cost of services.

Deferred revenue and deferred cost of revenue
Deferred revenue arises from the timing differences between the shipment or installation of gaming equipment and systems products and the satisfaction of all revenue recognition criteria consistent with the Company's revenue recognition policy, as well as prepayment of contracts which are recognized ratably over a service period, such as maintenance or licensing revenue. Deferred cost of revenue consists of the direct costs associated with the manufacture of gaming equipment and systems products for which revenue has been deferred. Deferred revenue and deferred cost of revenue expected to be realized within one year are classified as current liabilities and current assets, respectively.
Cash and Cash Equivalents
Cash and cash equivalents include all cash balances and highly liquid investments with a maturity of three months or less. We place our temporary cash investments with high credit quality financial institutions. At times, such investments in U.S. accounts may be in excess of the Federal Deposit Insurance Corporation insurance limit.
Restricted Cash
We are required by gaming regulations to maintain sufficient reserves in restricted cash accounts to be used for the purpose of funding payments to WAP jackpot winners. Restricted cash accounts are based primarily on the jackpot meters displayed to slot players and vary by jurisdiction. Compliance with maintaining adequate restricted cash balances and complying with appropriate investment guidelines for jackpot funding is periodically reported to gaming authorities. The

SCIENTIFIC GAMES CORPORATION AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(table amounts are presented in millions, except per share amounts)

aggregate current and non-current restricted cash was $44.0 million and $10.9 million, respectively, at December 31, 2014 and 2013 primarily consisted of restricted cash required to fund WAP jackpot payments.
Accounts Receivable and Notes Receivable, net
Accounts receivable are recorded at the invoiced amount and do not bear interest. The allowance for doubtful accounts is our best estimate of the amount of probable credit losses in our existing accounts receivable. Changes in circumstances relating to accounts receivable may result in the need to increase or decrease our allowance for doubtful accounts in the future. We determine the allowance based on historical experience, current market trends and, for larger customer accounts, our assessment of the ability of the customers to pay outstanding balances. We continually review our allowance for doubtful accounts. Past due balances and other higher risk amounts are reviewed individually for collectability. Account balances are charged against the allowance after all collection efforts have been exhausted and the potential for recovery is considered remote.
In our Gaming product sales business, we file liens on a significant portion of our domestic accounts and notes receivable to secure our interest in the gaming machines underlying the accounts and notes receivable until the receivable balance is fully paid. However, the value of the gaming machines, if repossessed, may be less than the balance of the outstanding receivable. For international customers, depending on the country and our historic collection experience with the customer, we may have pledge agreements, bills of exchange, guarantees, post-dated checks or other forms of security agreements designed to enhance our ability to collect the receivables, although a majority of our international accounts and notes receivables do not have these features. In our gaming operations business, because we own the participation gaming machines that are leased or otherwise provided to the customer, in a bankruptcy the customer has to generally either accept or reject the lease or other agreement and, if rejected, our gaming machines are returned to us. Our accounts and notes receivable related to participation gaming machines and all other revenue sources are typically unsecured claims.
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
Under certain of our contracts, our invoices do not coincide with revenue recognized under the contract. We have unbilled accounts receivable which represent revenue recorded in excess of amounts invoiced under the contract and generally become billable at contractually specified dates or upon the attainment of contractually defined milestones.
Our notes receivable portfolio consists of domestic and international receivables with installment payment terms ranging from 90 days to three years or single payment terms greater than 12 months. As of December 31, 2014, we had $276.2 million of notes receivable, net, of which $188.7 million was recorded as current. As of December 31, 2013, we had $231.3 million of notes receivable, net, of which $158.7 million was recorded as current. Interest income, if any, is recognized ratably over the life of the note receivable and any related fees or costs to establish the notes are charged to selling, general and administrative expense as incurred, as they are immaterial. Actual or imputed interest, if any, is determined based on current market rates at the time the note originated and is recorded in other income and expense, net, ratably over the payment period. We generally impute interest income on all notes receivable with terms greater than one year that do not contain a stated interest rate. The interest rates on outstanding notes receivable ranged from 4.0% to 10.4% at December 31, 2014 and from 5.25% to 8.0% at December 31, 2013. Our policy is to generally recognize interest on notes receivable until the note receivable is deemed non-performing, which we define as a note where payments have not been received within 180 days of the agreed-upon terms. When a note receivable is deemed to be non-performing, the note is placed on non-accrual status and interest income is recognized on a cash basis. The amount of our non-performing notes was immaterial at December 31, 2014 and 2013.
In certain international jurisdictions, we offer extended financing terms ranging between 18 to 36 months. Sales with extended financing terms typically result in a higher selling price and, if financed over periods longer than one year, incur interest. The impact of extended financing terms on our current and long-term notes receivable is expected to increase current and long-term notes receivable balances and reduce our cash provided by operating activities over the periods in which the extended financing terms are offered. The collection of these notes receivable in future periods will increase the amount of cash flow provided by operating activities, reduce our total notes receivable and increase our cash balance. For additional

SCIENTIFIC GAMES CORPORATION AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(table amounts are presented in millions, except per share amounts)

information on notes receivables, see Note 6 (Accounts Receivable, Notes Receivable, Allowance for Doubtful Accounts and Bad Debt).
Inventories
Inventories are stated at the lower of cost or market. Cost is determined on the first-in, first-out or weighted moving average method. Our inventory primarily consists of gaming machines and table products for sale and related parts, instant games for our participation and price-per-unit arrangements and our licensed branding merchandise. Through December 31, 2014, when we received a used gaming machine on trade-in, we recorded an estimated carrying value for the used gaming machine based on the condition of the used gaming machine and our experience in selling used gaming machines. Beginning January 1, 2015, we are substantially reducing our used gaming machine business and any value given to the customer for a used gaming machine on trade-in will be treated as additional discount off the sales price of the new gaming machines. We determine the lower of cost or market value of our inventory based on estimates of potentially excess and obsolete inventories after considering historical and forecasted demand and average selling prices. However, forecasts are subject to revisions, cancellations and rescheduling. Demand for gaming machines and parts inventory is also subject to technological obsolescence. Actual demand may differ from anticipated demand, and such differences could have a material effect on our consolidated financial statements.
Property and Equipment
Property and equipment are stated at cost, and when placed into service, are depreciated using the straight-line method over the estimated useful lives of the assets as follows:

Item	Estimated Life in Years
Lottery and other machinery and equipment	3 - 15
Gaming equipment	1 - 5
Transportation equipment	3 - 8
Furniture and fixtures	5 - 10
Buildings and improvements	15 - 40
Costs incurred for equipment associated with specific gaming and lottery contracts and internal use software projects not yet placed into service are classified as construction in progress and are not depreciated. Leasehold improvements are amortized over the lesser of the term of the corresponding lease or their useful life.
Our policy is to periodically review the estimated useful lives of our fixed assets. As a result of our review during 2014, other than the personal property at the Waukegan, Illinois manufacturing facility described in Note 8 (Property and Equipment), no additional accelerated depreciation was recorded. Our reviews during 2013 and 2012 indicated lower estimated useful lives for our gaming machines deployed to our U.K. LBO customers relative to historical estimates due to market changes that we believe impacted the replacement cycle of these gaming machines. During 2013 and 2012, we recorded accelerated depreciation related to our change in estimated lives of $8.7 million and $6.6 million, respectively.
Deferred Installation Costs
Certain participation contracts require us to perform installation activities. Direct installation activities, which include costs for installing gaming machines, terminals, facilities wiring, computers, internal labor and travel, are performed at the inception of the contract to enable us to perform under the terms of the contract. Such activities do not represent a separate earnings process and, therefore, the costs are deferred and amortized over the expected life of the contract, which we define as the original life of the contract plus all available extensions in the case of lottery-related contracts and typically over the life of the equipment when no long-term contract exists, as is often the case within our gaming participation business. Additionally, certain of our product sales contracts require us to perform installation activities and as we do not retain ownership of gaming machines and terminals, we defer revenue to cover the cost of installation and then expense the costs related to installation activities as they are incurred. At December 31, 2014 and 2013, we had $34.0 million and $39.3 million of deferred installation costs, net of accumulated depreciation, including $33.4 million and $30.6 million included within lottery machinery and equipment and $0.6 million and $1.9 million included within gaming equipment. For additional information regarding deferred installation costs, see Note 8 (Property and Equipment).

SCIENTIFIC GAMES CORPORATION AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(table amounts are presented in millions, except per share amounts)

Goodwill and Intangible Assets with Indefinite Useful Lives
We assess the impairment of goodwill annually at the end of the fourth quarter, or more frequently if events or changes in circumstances indicate the carrying value of goodwill may not be recoverable. We assess the recoverability of our intangible assets with indefinite useful lives whenever events or changes in circumstances indicate that the carrying value of the asset may not be recoverable. Goodwill represents the excess of the purchase price over the fair value of the assets acquired and liabilities assumed of acquired companies. We follow the acquisition method of accounting for all business combinations. Goodwill and intangible assets with indefinite useful lives are not amortized.
Impairment of Long-Lived Assets and Intangible Assets
Identified intangible assets with finite useful lives are amortized over two to twenty years using the straight-line method. Factors considered when assigning useful lives include legal, regulatory and contractual provisions, product obsolescence, demand, competition and other economic factors. We assess the recoverability of long-lived assets and identifiable intangible assets with finite useful lives whenever events or changes in circumstances indicate that the carrying value of such an asset may not be recoverable. Recoverability of assets to be held and used is measured by a comparison of the carrying amount of the asset to the expected net future undiscounted cash flows to be generated by that asset or, for identifiable intangibles with finite useful lives, by determining whether the amortization of the intangible asset balance over its remaining life can be recovered through expected net future undiscounted cash flows. The amount of impairment of other long-lived assets is measured by the amount by which the carrying value of the asset exceeds the fair market value of the asset. Assets held for sale are reported at the lower of the carrying amount or fair market value, less expected costs to sell.
Minimum Guarantees
We enter into long-term license agreements with third parties in which we are obligated to pay a minimum guaranteed amount of royalties, typically annually over the life of the contract. We account for the minimum guaranteed obligations within other long-term liabilities at the onset of the license arrangement and record a corresponding licensed asset within intangible assets, net. The licensed assets related to the minimum guaranteed obligations are amortized over the term of the license agreement and included in D&A. The long-term liability related to the minimum guaranteed obligations is reduced as royalty payments are made as required under the license agreement. The weighted average remaining term of our license agreements with minimum guaranteed obligations was six years and four years as of December 31, 2014 and 2013, respectively. Our total minimum guaranteed obligations reflected in our Consolidated Balance Sheets were $173.7 million and $216.0 million as of December 31, 2014 and 2013, respectively. Our remaining expected future payments of minimum guaranteed obligations are $33.3 million, $29.9 million, $29.4 million, $26.5 million, $28.1 million and $26.5 million in the years ending December 31, 2015, 2016, 2017, 2018 and 2019 and thereafter, respectively.
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
We purchase, license and incur costs to develop external use software to be used in the products we sell or provide to customers. Such costs are capitalized under ASC 985. Costs incurred in creating software are expensed when incurred as R&D until technological feasibility has been established, after which costs are capitalized up to the date the software is available for general release to customers. Generally, the software we develop reaches technological feasibility when a working model of the software is available. Software that we purchase or license for use in our products has met the technological feasibility criteria prior to our purchase or license and, therefore, we capitalize the payments made for such purchase or license. Annual amortization of capitalized software costs is recorded over the estimated economic life, which is typically eight to ten years.
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

SCIENTIFIC GAMES CORPORATION AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(table amounts are presented in millions, except per share amounts)

Equity Investments
We account for our investments where we own a non-controlling interest, but exercise significant influence, under the equity method of accounting. Under the equity method of accounting, our original cost of the investment is adjusted for our share of equity in the earnings of the equity investee and reduced by distributions of capital received. We assess the impairment of equity investments annually at the end of the fourth quarter, or more frequently, if events or changes in circumstances indicate the carrying value of the investment may not be recoverable. An equity investment is impaired only if the estimate of the fair value of the investment is less than the carrying value of the investment, and such decline in value is deemed to be other than temporary. If an impairment was to occur, the impairment would be measured as the excess of the carrying amount of the equity investment over the fair value of the equity investment.
Other Assets
We capitalize costs associated with long-term debt financing. An evaluation is performed to determine if any impairment has occurred with respect to any amortized or non-amortized assets. Other assets also include the long-term portion of our deferred tax assets.
Derivative Financial Instruments
We record derivative financial instruments on the balance sheet at their respective fair values. From time to time, we utilize interest rate forward contracts, swap contracts or swaptions, designated as cash flow hedges, to mitigate gains or losses associated with the change in expected cash flows due to fluctuations in interest rates on our variable rate debt. We also enter into foreign currency forward contracts from time to time to mitigate the risk associated with cash payments required to be made in non-functional currencies or to mitigate the risk associated with cash payments received in non-functional currencies from our equity method investees. See Note 16 (Fair Value Measurements).
Advertising Costs
The cost of advertising is expensed as incurred and totaled $32.2 million, $9.4 million and $5.0 million in 2014, 2013 and 2012, respectively.
R&D
R&D related to hardware product development is expensed. Employee related costs associated with product development are included in R&D.
Employee Termination and Restructuring
We have terminated employees and restructured portions of our operations in the past and have restructuring initiatives currently underway related to our recent acquisitions of Bally and WMS. We may engage in additional restructuring activities in the future. Identifying and calculating the costs to terminate employees and exit operations or properties requires certain estimates to be made. Although our estimates have been reasonably accurate in the past, judgment is required, and these estimates and assumptions may change as additional information becomes available or facts or circumstances change.
Income Taxes
Income taxes are determined using the liability method of accounting for income taxes. Our tax expense includes U.S. and international income tax expense, but excludes the provision for U.S. taxes on undistributed earnings of specified international subsidiaries that are treated as permanently invested.
The Company applies a recognition threshold and measurement attribute for the financial statement recognition and measurement of a tax position taken or expected to be taken in a tax return. Current accounting guidance allows the recognition of only those income tax positions that have a greater than 50 percent likelihood of being sustained upon examination by the taxing authorities. While we believe we have adequately provided for our uncertain tax positions, amounts asserted by taxing authorities could vary from our liability for uncertain tax positions. Accordingly, additional provisions for tax-related matters, including interest and penalties, could be recorded in income tax expense in the period revised estimates are made or the underlying matters are settled or otherwise resolved. The Company operates within multiple taxing jurisdictions and is examined in various jurisdictions in the normal course of business. The reversal of the accruals is recorded when examinations are completed, statutes of limitation are closed or tax laws are changed.

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
At December 31, 2014 and 2013, we had valuation allowances of $58.1 million and $126.7 million, respectively, related to the U.S. net deferred tax assets. Prior to 2014, we had maintained a valuation allowance against our net deferred tax assets related to U.S. net deferred tax assets based on the negative evidence of our three-year cumulative loss position. After considering the net deferred tax liabilities resulting from the Bally acquisition, in 2014 we recorded a net release of the valuation allowance related to our net U.S. deferred tax assets in the amount of $79.1 million.
Foreign Currency Translation
We have significant operations where the local currency is the functional currency, including our operations in the U.K., Europe, Australia and Canada. Assets and liabilities of foreign operations are translated at period-end rates of exchange and results of operations are translated at the average rates of exchange for the period. Gains or losses resulting from translating the foreign currency financial statements are accumulated as a separate component of accumulated other comprehensive (loss) income in stockholders' equity. Gains or losses resulting from foreign currency transactions are included in other income (expense) in the Consolidated Statements of Operations and Comprehensive Loss.
Equity-based compensation
                We periodically grant certain stock-based awards that are contingent upon the Company achieving certain pre-determined financial performance targets. Upon determining that the performance target is probable, the fair value of the award is recognized over the service period.  Determining the probability of achieving a performance target requires estimates and judgment and any significant adverse changes in key assumptions used to reach our conclusions could result in an adjustment to our financial statements that could be material.
We measure compensation cost for stock-based awards at fair value on grant date and recognize compensation expense over the service period for awards that are expected to vest. The fair value of RSUs is determined based on the number of underlying shares and the quoted price of our common stock and the fair value of stock options is determined using the Black-Scholes valuation model. The estimation of stock-based awards that will ultimately vest requires judgment and, to the extent actual or updated estimates of forfeiture rates differ from our current estimates, such amounts will be recorded as a cumulative adjustment in the period in which such estimates are revised. We consider many factors when estimating expected forfeitures, including types of awards, employee class, and historical experience. Actual results and future changes in estimates may differ substantially from our current estimates. See Note 18 (Stock-Based and Other Incentive Compensation).
Comprehensive Income
We include and separately classify in comprehensive loss unrealized gains and losses from our foreign currency translation adjustments, gains or losses associated with pension or other post-retirement benefits, prior service costs or credits associated with pension or other post-retirement benefits, transition assets or obligations associated with pension or other post-retirement benefits, the effective portion of derivative financial instruments and unrealized gains and losses on investments.
Business Combinations
We apply the provisions of ASC 805, Business Combinations ("ASC 805"), in the accounting for acquisitions. It requires us to recognize separately from goodwill the fair value of assets acquired and liabilities assumed on the acquisition date. Goodwill as of the acquisition date is measured as the excess of consideration transferred over the net of the acquisition date fair values of the assets acquired and the liabilities assumed. Significant estimates and assumptions are required to value assets acquired and liabilities assumed at the acquisition date as well as contingent consideration, where applicable. These estimates are inherently uncertain and subject to refinement and typically include the calculation of an appropriate discount rate

SCIENTIFIC GAMES CORPORATION AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(table amounts are presented in millions, except per share amounts)

and projection of the cash flows associated with each acquired asset. As a result, during the measurement period, which may be up to one year from the acquisition date, we may record adjustments to the assets acquired and liabilities assumed with the corresponding offset to goodwill. Upon the conclusion of the measurement period or final determination of the fair value of assets acquired or liabilities assumed, whichever comes first, any subsequent adjustments are recorded to the consolidated statements of operations. For additional information regarding recent business combinations, see Note 3 (Acquisitions and Dispositions).
Recently Issued Accounting Guidance
In February 2013, the FASB issued ASU 2013-04, Obligations Resulting from Joint and Several Liability Arrangements for Which the Total Amount of the Obligation Is Fixed at the Reporting Date, which amended guidance related to the recognition, measurement, and disclosure of obligations resulting from joint and several liability arrangements for which the total amount of the obligation within the scope of this guidance is fixed at the reporting date. The guidance requires an entity to measure obligations resulting from such arrangements as the sum of the amount the reporting entity agreed to pay pursuant to its agreement with its co-obligors and any additional amount it expects to pay on behalf of such co-obligors. In addition, the amendment requires an entity to disclose the nature and amount of the obligation as well as other information about the obligation. The guidance is effective for interim and annual periods beginning after December 15, 2013 and is to be applied retrospectively. The adoption of this guidance did not have a material impact on our financial position, results of operations or cash flows.
In March 2013, the FASB issued ASU 2013-05, Parent’s Accounting for the Cumulative Translation Adjustment upon Derecognition of Certain Subsidiaries or Groups of Assets within a Foreign Entity or of an Investment in a Foreign Entity, which amended guidance related to a parent company's accounting for the release of the cumulative translation adjustment into net income upon derecognition of certain subsidiaries or groups of assets within a foreign entity or of an investment in a foreign entity. This guidance is effective for fiscal periods beginning after December 15, 2013, and is to be applied prospectively to derecognition events occurring after the effective date. The adoption of this guidance did not have a material impact on our financial position, results of operations or cash flows.
In July 2013, the FASB issued ASU 2013-11, Presentation of an Unrecognized Tax Benefit When a Net Operating Loss Carryforward, a Similar Tax Loss, or a Tax Credit Carryforward Exists, which requires an entity to present an unrecognized tax benefit, or a portion of an unrecognized tax benefit, as a reduction to a deferred tax asset for a net operating loss carryforward, a similar tax loss, or a tax credit carryforward. However, to the extent a net operating loss carryforward, a similar tax loss, or a tax credit carryforward is not available at the reporting date under the tax law of the applicable jurisdiction to settle any additional income taxes that would result from the disallowance of a tax position or the tax law of the applicable jurisdiction does not require the entity to use, and the entity does not intend to use, the deferred tax asset for such purpose, the unrecognized tax benefit should be presented in the financial statements as a liability and should not be combined with a deferred tax asset. The guidance is effective for fiscal years beginning after December 15, 2013 and interim periods within those years. The adoption of this guidance did not have a material impact on our financial position, results of operations or cash flows.
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
In May 2014, the FASB issued ASU No. 2014-09, Revenue from Contracts with Customers. The amended guidance outlines a single comprehensive revenue model for entities to use in accounting for revenue from contracts with customers. The guidance supersedes most current revenue recognition guidance, including industry-specific guidance. The core principle of the revenue model is that "an entity recognizes revenue to depict the transfer of promised goods or services to customers in an amount that reflects the consideration to which the entity expects to be entitled in exchange for those goods or services." ASU 2014-09 is effective for fiscal years, and interim reporting periods within those years, beginning after December 15, 2016 (early adoption is not permitted). We are currently evaluating the impact of adopting ASU 2014-09.

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
In January 2015, the FASB issued ASU No. 2015-01, Income Statement-Extraordinary and Unusual Items: Simplifying Income Statement Presentation by Eliminating the Concept of Extraordinary Items.  ASU 2015-01 eliminates from GAAP the concept of extraordinary items. The presentation and disclosure guidance for items that are unusual in nature or occur infrequently will be retained and will be expanded to include items that were previously classified as extraordinary. ASU 2015-01 is effective for fiscal years, and interim periods within those fiscal years, beginning after December 15, 2015 with early adoption permitted using either a prospective or retrospective method. We do not expect ASU 2015-01 to have a material effect on our financial condition, results of operations or cash flows.
(2) Business and Geographic Segments
We report our operations in three business segments—Gaming, Lottery and Interactive—representing our different products and services. These are our reportable segments under ASC 280, Segment Reporting. Each of our business segments is managed by a separate executive who reports to our chief executive officer (who is our "chief operating decision maker" under applicable accounting standards). Our three business segments represent separate standalone businesses based on the industries we operate in. Our Gaming business segment generally sells gaming machines and VLTs, conversion kits and parts, and leases or otherwise provides gaming machines, server-based systems and content, to commercial, tribal and governmental gaming operators. Additionally, through our acquisition of Bally, this business segment also sells and supports specialized casino-management systems-based software and hardware, provides PTG content and sells and leases Utility products, including automatic card shufflers, deck checkers and roulette chip sorters. Our Lottery business segment provides instant lottery games and related value-added services, as well as licensed brands that are printed on instant lottery games and other promotional lottery products. Our Lottery business segment also provides systems products and services generally comprised of point-of-sale terminals, a central system, customized computer software, data communication services, support and/or related equipment.  Our Interactive business segment provides social gaming and RMG services to online casino operators through our remote game servers. The products and services from which each reportable segment derives its revenues are further discussed in Note 1 (Description of the Business and Summary of Significant Accounting Policies).
In connection with the Bally acquisition, we reviewed our operating and business segments in light of certain changes in the financial information regularly reviewed by our chief executive officer and other factors. Based on this review, we combined our previous lottery-related Instant Products and Lottery Systems business segments into one "Lottery" segment. We also determined that the interactive operating segment should be disclosed as a separate business segment and not aggregated with the gaming operating segment, reflecting the growth of the interactive operating segment. These changes, which were effective prior to December 31, 2014, had no impact on our consolidated financial statements for any periods. Prior-period business segment information for the years ended December 31, 2013 and 2012 has been adjusted to reflect the changes in business segments.
The following tables present revenue, cost of revenue, SG&A, R&D, employee termination and restructuring, D&A, operating (loss) income from continuing operations, earnings (loss) from equity investments, gaming, lottery and interactive operations expenditures and assets for the years ended (or at) December 31, 2014, 2013 and 2012, respectively, by business

SCIENTIFIC GAMES CORPORATION AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(table amounts are presented in millions, except per share amounts)

segment. Certain unallocated expenses managed at the corporate level, comprised primarily of general and administrative costs and other income (expense), are not allocated to our business segments.

	Year Ended December 31, 2014
	Gaming	Lottery	Interactive	Total
Revenue:
Instant games	$—	$533.0	$—	$533.0
Services	442.6	201.4	144.5	788.5
Product sales	363.8	101.1	—	464.9
Total revenue	806.4	835.5	144.5	1,786.4
Cost of instant games (1)	—	291.4	—	291.4
Cost of services (1)	111.0	120.8	51.9	283.7
Cost of product sales (1)	195.5	78.8	—	274.3
Selling, general and administrative	235.3	73.3	57.3	365.9
Research and development	98.7	4.6	13.7	117.0
Employee termination and restructuring	15.5	3.5	7.1	26.1
Depreciation and amortization	318.7	97.1	13.3	429.1
Segment operating (loss) income from continuing operations	$(168.3)	$166.0	$1.2	$(1.1)
Unallocated corporate costs				171.6
Consolidated operating loss				$(172.7)
Earnings (loss) from equity investments	$3.3	$(10.9)	$—	$(7.6)
Assets at December 31, 2014	$7,905.5	$1,425.3	$185.4
Unallocated assets at December 31, 2014				479.0
Consolidated assets at December 31, 2014				$9,995.2
Gaming, lottery and interactive capital expenditures	$160.5	$58.3	$5.4	$224.2
________________________________________________________________________________________________________________________________

(1)	Exclusive of depreciation and amortization.

SCIENTIFIC GAMES CORPORATION AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(table amounts are presented in millions, except per share amounts)

	Year Ended December 31, 2013
	Gaming	Lottery	Interactive	Total
Revenue:
Instant games	$—	$516.0	$—	$516.0
Services	181.8	203.2	30.0	415.0
Product sales	88.7	71.2	—	159.9
Total revenue	270.5	790.4	30.0	1,090.9
Cost of instant games (1)	—	285.1	—	285.1
Cost of services (1)	77.9	113.8	11.4	203.1
Cost of product sales (1)	56.4	47.1	—	103.5
Selling, general and administrative	87.1	70.7	10.1	167.9
Research and development	17.4	5.5	3.1	26.0
Employee termination and restructuring	6.7	5.1	1.9	13.7
Depreciation and amortization	103.9	94.5	2.7	201.1
Segment operating (loss) income from continuing operations	$(78.9)	$168.6	$0.8	$90.5
Unallocated corporate costs				108.8
Consolidated operating loss				$(18.3)
Earnings (loss) from equity investments	$(12.1)	$13.6	$—	$1.5
Assets at December 31, 2013	$2,338.7	$1,601.5	$83.2
Unallocated assets at December 31, 2013				213.0
Consolidated assets at December 31, 2013				$4,236.4
Gaming, lottery and interactive capital expenditures	$75.8	$79.0	$3.2	$158.0
________________________________________________________________________________________________________________________________

(1)	Exclusive of depreciation and amortization.

SCIENTIFIC GAMES CORPORATION AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(table amounts are presented in millions, except per share amounts)

	Year Ended December 31, 2012
	Gaming	Lottery	Interactive	Total
Revenue:
Instant games	$—	$493.6	—	$493.6
Services	133.1	201.1	6.1	340.3
Product sales	31.2	63.5	—	94.7
Total revenue	164.3	758.2	6.1	928.6
Cost of instant games (1)	—	282.5	—	282.5
Cost of services (1)	60.2	109.6	0.9	170.7
Cost of product sales (1)	22.1	43.0	—	65.1
Selling, general and administrative	28.1	65.4	0.7	94.2
Research and development	2.1	4.5	—	6.6
Employee termination and restructuring	4.7	5.9	—	10.6
Depreciation and amortization	57.7	92.6	—	150.3
Segment operating (loss) income from continuing operations	$(10.6)	$154.7	4.5	$148.6
Unallocated corporate costs				85.7
Consolidated operating income				$62.9
Earnings from equity investments	$3.0	$25.1	$—	28.1
Assets at December 31, 2012	$504.0	$1,645.0	$0.6
Unallocated assets at December 31, 2012				37.3
Consolidated assets at December 31, 2012				$2,186.9
Gaming, lottery and interactive capital expenditures	$42.5	$66.0	$—	$108.5
________________________________________________________________________________________________________________________________

(1)	Exclusive of depreciation and amortization.
In evaluating financial performance, we focus on operating (loss) income from continuing operations as a segment's measure of profit or loss. Segment operating (loss) income from continuing operations is (loss) income before interest expense, earnings (loss) from equity investments (net of impairments), loss on early extinguishment of debt, gain on sale of equity interest, other (expense) income, net, unallocated corporate costs and income taxes. Certain corporate assets consisting of cash, prepaid expenses and property, plant and equipment are not allocated to the segments. The accounting policies of our business segments are the same as those described above in the summary of significant accounting policies.
The following table presents a reconciliation of business segment operating (loss) income to net loss from continuing operations before income taxes for each period:

	Years Ended December 31,
	2014	2013	2012
Reported segment operating (loss) income from continuing operations	$(1.1)	$90.5	$148.6
Unallocated corporate costs	(171.6)	(108.8)	(85.7)
Consolidated operating (loss) income	(172.7)	(18.3)	62.9
Interest expense	(307.2)	(119.5)	(100.0)
Earnings (loss) from equity investments	(7.6)	1.5	28.1
Loss on early extinguishment of debt	(25.9)	(5.9)	(15.5)
Gain on sale of equity interest	14.5	—	—
Other (expense) income, net	4.0	(1.1)	1.3
Net loss from continuing operations before income taxes	$(494.9)	$(143.3)	$(23.2)

SCIENTIFIC GAMES CORPORATION AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(table amounts are presented in millions, except per share amounts)

Sales to international customers originating from the U.S. were $58.1 million, $18.5 million and $16.6 million for the years ended December 31, 2014, 2013 and 2012, respectively. The following tables present revenue by customer location and long-lived assets by geographic segment:

	Years Ended December 31,
	2014	2013	2012
Revenue:
United States	$1,070.1	$559.8	$445.2
North America, other than United States	131.0	74.2	66.1
United Kingdom	162.5	157.5	163.7
Europe, other than the United Kingdom	283.6	213.2	187.6
Other	139.2	86.2	66.0
Total (1)	$1,786.4	$1,090.9	$928.6

	As of December 31,
	2014	2013
Property and equipment, net:
United States	$771.1	$580.3
North America, other than United States	59.9	47.5
United Kingdom	96.6	85.2
Europe, other than the United Kingdom	34.2	19.6
Other	51.0	40.5
Total (2)	$1,012.8	$773.1
_____________________________________________________________________________

(1)	Total revenue from international customers for the years ended December 31, 2014, 2013 and 2012 was $716.3 million, $531.1 million and $483.4 million, respectively.

(2)	Total property and equipment held outside the United States as of December 31, 2014 and 2013 was $242.2 million and $192.8 million, respectively.
(3) Acquisitions and Dispositions
Acquisitions
2014
On November 21, 2014, the Company acquired all of the outstanding common stock of Bally for $5.1 billion (including the refinancing of approximately $1.9 billion of existing Bally indebtedness), creating one of the largest diversified global gaming suppliers.
We have recorded Bally's assets acquired and liabilities assumed based on our preliminary estimates of their fair values at the acquisition date. The determination of the fair values of the assets acquired and liabilities assumed (and the related determination of estimated lives of depreciable and amortizable tangible and identifiable intangible assets) requires significant judgment and estimates. The estimates and assumptions used include the projected timing and amount of future cash flows and discount rates reflecting risk inherent in the future cash flows. The estimated fair values of Bally's assets acquired and liabilities assumed and resulting goodwill are subject to adjustment as we finalize our fair value analysis. The significant items for which a final fair value has not been determined as of the filing of this Annual Report on Form 10-K include accrued liabilities, deferred income taxes and other long-term liabilities.  We expect to complete our fair value determinations no later than the fourth quarter of 2015. We do not currently expect our fair value determinations to change; however, there may be differences compared to those amounts reflected in our consolidated financial statements at December 31, 2014 as we finalize our fair value analysis and such changes could be material.
Based on our preliminary estimates, the equity purchase price exceeded the aggregate estimated fair value of the acquired assets and assumed liabilities at the acquisition date by $2,956.1 million, which amount has been allocated and

SCIENTIFIC GAMES CORPORATION AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(table amounts are presented in millions, except per share amounts)

recognized as goodwill within our Gaming and Interactive business segments. We attribute this goodwill to our enhanced financial and operational scale, market diversification, opportunities for synergies, assembled workforce and other strategic benefits. None of the goodwill associated with the acquisition is deductible for income tax purposes and, as such, no deferred taxes have been recorded related to goodwill.
In connection with the Bally acquisition we incurred $76.6 million of acquisition-related costs which were recorded in SG&A in the Consolidated Statement of Operations and Comprehensive Loss for the year ended December 31, 2014.
The preliminary allocation of the purchase price to the estimated fair values of assets acquired and liabilities assumed is presented below:

At November 21, 2014
Cash and cash equivalents	$59.9
Restricted cash	16.0
Accounts receivable	217.1
Notes receivable	22.0
Inventories	134.0
Deferred income taxes, current portion	32.4
Prepaid expenses, deposits and other current assets	71.6
Property and equipment	335.3
Goodwill	2,956.1
Restricted long-term cash and investments	19.3
Intangible assets	1,800.3
Software	308.3
Other assets	61.8
Total assets	6,034.1
Long-term debt, including amounts due within one year	(1,882.9)
Accounts payable	(33.0)
Accrued liabilities	(133.7)
Deferred income taxes	(747.0)
Other long-term liabilities	(37.0)
Total liabilities	(2,833.6)
Total equity purchase price	$3,200.5
Our estimates of the fair values of depreciable tangible assets and identifiable intangible assets are presented below:

SCIENTIFIC GAMES CORPORATION AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(table amounts are presented in millions, except per share amounts)

	Fair values at November 21, 2014	Remaining useful life range (in years)
Land and land improvements	$18.1	Indefinite
Buildings and leasehold improvements	36.3	2 - 40 years
Furniture, fixtures, and other property, plant and equipment	33.6	2 - 15 years
Gaming equipment	247.3	1 - 3 years
Total property and equipment	$335.3

	Fair values at November 21, 2014	Weighted-average remaining useful life (in years)
Trade names	$225.0	Indefinite
Brand names	90.7	9.2 years
Core technology and content	734.7	7.2 years
Customer relationships	726.0	15.1 years
Long-term licenses	23.9	3.0 years
Total intangible assets	$1,800.3	9.4 years
The fair value of acquired real property was determined primarily using a cost approach, in which we determined an estimated replacement cost for the assets. To determine the fair value of the land, we utilized the sales comparison approach, which compares the land to properties that have recently been sold in similar transactions. For gaming equipment and other personal property assets, we determined the fair value using cost approaches in which we determined an estimated reproduction or replacement cost, as applicable.
The estimated fair values of acquired finite and indefinite-lived trade names and finite-lived internally-developed intellectual property ("IP") was determined using the royalty savings method, which is a risk-adjusted discounted cash flow approach. Finite-lived intangible assets valued using the royalty savings method include gaming content and operating system software, casino management systems and game server software (all included within software above), certain product trade names and game cabinet design IP (included in core technology and content above).  The royalty savings method values an intangible asset by estimating the royalties saved through ownership of the asset. The royalty savings method requires identifying the future revenue that would be impacted by the trade name or IP asset (or royalty-free rights to the assets), multiplying it by a royalty rate deemed to be avoided through ownership of the asset and discounting the projected royalty savings amounts back to the acquisition date.  The royalty rate used in such valuation was based on a consideration of market rates for similar categories of assets.  The indefinite-lived trade names include "Bally" and "SHFL". Game content and operating system software, casino management systems software and game server software is classified as capitalized software, net, on the Consolidated Balance Sheet as of December 31, 2014 and has a weighted average useful life of 4.4 years.
The estimated fair values of the acquired PTG IP and Utility products IP (both included in core technology and content above) and customer relationships were determined using the excess earnings method, which is a risk-adjusted discounted cash flow approach that determines the value of an intangible asset as the present value of the cash flows attributable to such asset after excluding the proportion of the cash flows that are attributable to other assets. The contribution to the cash flows that are made by other assets - such as fixed assets, working capital, workforce and other intangible assets, including trade names and game content and design IP - was estimated through contributory asset capital charges. The value of the acquired customer relationship asset is the present value of the attributed post-tax cash flows, net of the post-tax return on fair value attributed to the other assets.
The estimated fair value of deferred income taxes was determined by applying the appropriate enacted statutory tax rate to the temporary differences that arose on the differences between the financial reporting value and tax basis of the assets acquired and liabilities assumed. The estimated fair value of accounts receivable includes consideration of the contractual amount of the receivables of $234.1 million and our estimate of the amount not expected to be collected of $17.0 million. The estimated fair value of notes receivable includes consideration of the contractual amount of the receivables of $68.2 million and our estimate of the amount not expected to be collected of $1.5 million.
The estimated fair value of current and long-term deferred revenue was determined using the bottoms-up approach which involves the application of a normal profit margin to the direct and incremental costs required to fulfill the remaining

SCIENTIFIC GAMES CORPORATION AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(table amounts are presented in millions, except per share amounts)

performance obligation. The costs to fulfill are reflective of those that the Company will incur to fulfill the service and do not include costs such as selling, marketing and training. The estimated fair value of current and long-term deferred revenue is approximately $10.3 million.
The revenue and loss from continuing operations of Bally from the acquisition date through December 31, 2014 are presented below and included in our consolidated statements of operations. These amounts are not necessarily indicative of the results of operations that Bally would have realized if it had continued to operate as a stand-alone company during the period presented, primarily due to the elimination of certain headcount and administrative costs since the acquisition date resulting from integration activities or due to costs that are now reflected in our unallocated corporate costs and not allocated to Bally.

From November 21, 2014 through December 31, 2014
Revenue	$151.6
Loss from continuing operations	$(21.1)
As required by ASC 805, the following unaudited pro forma statements of operations for the years ended December 31, 2014 and 2013 give effect to the Bally acquisition as if it had been completed on January 1, 2013 and give effect to the WMS acquisition as if it had been completed on January 1, 2012. The unaudited pro forma financial information is presented for illustrative purposes only and is not necessarily indicative of what the operating results actually would have been during the periods presented had the Bally acquisition and the WMS acquisition been completed during the periods presented. In addition, the unaudited pro forma financial information does not purport to project future operating results. This information is preliminary in nature and subject to change based on final purchase price adjustments. The pro forma statements of operations do not reflect: (1) any anticipated synergies (or costs to achieve synergies) or (2) the impact of non-recurring items directly related to the Bally acquisition.

	Year Ended December 31,
	2014	2013
Revenue from Consolidated Statements of Operations and Comprehensive Loss	$1,786.4	$1,090.9
Add: Bally revenue not reflected in Consolidated Statements of Operations and Comprehensive Loss *	1,159.5	1,358.6
Add: WMS revenue not reflected in Consolidated Statements of Operations and Comprehensive Loss	—	567.4
Unaudited pro forma revenue	$2,945.9	$3,016.9

	Year Ended December 31,
	2014	2013
Net loss from continuing operations from Consolidated Statements of Operations and Comprehensive Loss	$(234.3)	$(25.6)
Add: Bally net loss from continuing operations not reflected in Consolidated Statements of Operations and Comprehensive Loss plus pro forma adjustments described below *	(195.4)	(349.1)
Add: WMS net loss from continuing operations not reflected in Consolidated Statements of Operations and Comprehensive Loss plus pro forma adjustments described below	—	(34.7)
Unaudited pro forma net loss from continuing operations	$(429.7)	$(409.4)
* Bally acquired SHFL on November 25, 2013. Bally revenue and net loss from continuing operations for the year ended December 31, 2013 have been combined with the historical results of SHFL on a pro forma basis to reflect the pro forma results as if Bally acquired SHFL on January 1, 2013.
Unaudited pro forma amounts for the Bally acquisition include adjustments to reflect the following:

SCIENTIFIC GAMES CORPORATION AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(table amounts are presented in millions, except per share amounts)

(1)
An adjustment to reflect additional D&A of $143.7 million and $168.2 million for the years ended December 31, 2014 and 2013, respectively, that would have been charged assuming the fair value adjustments to intangible assets and property and equipment had been applied on January 1, 2013.

(2)	An adjustment to decrease cost of sales by $6.6 million for the year ended December 31, 2014 to reflect the impact of purchase accounting adjustments on the carrying value of finished goods inventory.

(3)
An adjustment to reverse acquisition-related fees and expenses of $100.5 million for the year ended December 31, 2014, which includes $41.0 million associated with the cancellation of outstanding Bally equity awards upon the closing of the acquisition.

(4)
An adjustment to reflect the additional interest expense of $285.7 million and $380.7 million for the years ended December 31, 2014 and 2013, respectively, that would have been incurred assuming the Bally acquisition financing transactions (as well as the issuance of the 2021 Notes and subsequent purchase and redemption of the 2019 Notes) had occurred on January 1, 2013. The $285.7 million adjustment to interest expense for the year ended December 31, 2014 is net of $64.7 million of certain debt financing fees incurred in connection with the financing of the Bally acquisition.

(5)	An adjustment to reverse the loss on extinguishment of debt of $25.9 million for the year ended December 31, 2014 recorded in connection with the purchase and redemption of the 2019 Notes.

(6)
An adjustment of $33.0 million and $76.6 million for the years ended December 31, 2014 and 2013, respectively, to reflect the income tax benefit of the pro forma adjustments made to the pro forma statement of operations calculated at the statutory rates in effect in each significant jurisdiction. The pro forma adjustment to income tax (expense) benefit for the year ended December 31, 2014 also reflects the reversal of the income tax benefit of $79.1 million resulting from the partial release of the valuation allowance on Scientific Games’ net U.S. deferred tax assets related to the net deferred tax liabilities recognized in conjunction with the Bally acquisition.

Unaudited pro forma amounts for the WMS acquisition include adjustments to reflect the following:

(1)
An adjustment to reflect additional D&A of $22.2 million for the year ended December 31, 2013 that would have been charged assuming the fair value adjustments to intangible assets and property and equipment had been applied on January 1, 2012.

(2)	An adjustment to decrease cost of sales by $13.0 million to reflect the impact of purchase accounting adjustments on the carrying value of inventory for the year ended December 31, 2013.

(3)	An adjustment to reverse acquisition-related fees and expenses of $74.0 million for the year ended December 31, 2013 as these expenses are deemed non-recurring in nature.

(4)
An adjustment to reflect the additional interest expense of $61.0 million for the year ended December 31, 2013 that would have been charged assuming our October 18, 2013 credit facilities were in place as of January 1, 2012.

(5)
An adjustment of $12.5 million for the year ended December 31, 2013 to reverse the U.S. tax expense of WMS under the assumption that the U.S. taxable income of WMS for each period presented would have been offset by U.S. tax attributes of the Company.

2013
On October 18, 2013, we acquired all of the outstanding common stock of WMS, a global gaming supplier with a diversified suite of products and strong content creation capabilities, for $1,485.9 million.
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
We have completed the allocation of the purchase price, which resulted in the purchase price exceeding the aggregate fair value of the acquired assets and assumed liabilities at the acquisition date by $381.8 million. Such excess amount has been recognized as goodwill within our Gaming and Interactive business segments. We attribute this goodwill to enhanced financial and operational scale, market diversification, opportunities for synergies, assembled workforce and other strategic benefits. None of the goodwill associated with the acquisition is deductible for income tax purposes and, as such, no deferred taxes have been recorded related to goodwill.

SCIENTIFIC GAMES CORPORATION AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(table amounts are presented in millions, except per share amounts)

At October 18, 2013
Current assets	$503.9
Long-term notes receivable	76.2
Property, plant and equipment, net	465.8
Goodwill	381.8
Intangible assets	325.0
Intellectual property	201.2
Other long-term assets	7.8
Total assets	1,961.7
Current liabilities	(158.9)
Deferred income taxes	(166.6)
Long-term liabilities	(150.3)
Total liabilities	(475.8)
Total equity purchase price	$1,485.9
Our estimates of the fair values of depreciable tangible assets and identifiable intangible assets are presented below:

	Fair values at October 18, 2013	Average remaining useful life (in years)
Land	$14.9	Indefinite
Real property	110.5	40
Gaming equipment	230.8	1-6
Personal property	109.6	4-6
Total property and equipment	$465.8

Trade names	$66.0	Indefinite
Product names	39.3	10
Customer relationships	131.5	2-15
Long-term licenses	88.2	2-5
Total intangible assets	$325.0
The fair value of acquired real property was determined primarily using a cost approach, in which we determined an estimated replacement cost for the assets. To fair value the land, we utilized the sales comparison approach, which compares the land to properties that have recently been sold in similar transactions. For gaming equipment and other personal property assets, we determined the fair value using cost approaches in which we determined an estimated reproduction or replacement cost, as applicable.
The fair values of acquired finite- and indefinite-lived trade names and finite-lived internally-developed IP was determined using the royalty savings method discussed above. Finite-lived intangible assets include certain product trade names, game content and design IP and operating system and game server software. The indefinite-lived trade names include "WMS" and "Williams Interactive".
The fair value of the acquired customer relationships was determined using the excess earnings method discussed above. The fair value of the long-term licenses was determined based on a comparison of rates and terms of the acquired licenses to a portfolio of market comparables to determine if the acquired long term liabilities were at rates above or below market. In addition, we recorded a long-term asset and liability related to the minimum guarantee for long-term licenses in accordance with the Company's policy as described in Note 1 (Description of the Business and Summary of Significant Accounting Policies).

SCIENTIFIC GAMES CORPORATION AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(table amounts are presented in millions, except per share amounts)

The fair value of deferred income taxes was determined by applying the appropriate enacted statutory tax rate to the temporary differences that arose on the differences between the financial reporting value and tax basis of the assets acquired and liabilities assumed.
The revenue and loss from continuing operations of WMS since the acquisition date through December 31, 2013 that are included in our consolidated statements of operations are presented below. These amounts are not necessarily indicative of the results of operations that WMS would have realized if it had continued to operate as a stand-alone company during the period presented, primarily due to the elimination of certain headcount and administrative costs since the acquisition date that are the result of integration activities or due to costs that are now reflected in our unallocated corporate costs and not allocated to WMS.

From October 18, 2013 through December 31, 2013
Revenue	$144.7
Loss from continuing operations	$(31.4)
As required by ASC 805, the following unaudited pro forma statements of operations for the years ended December 31, 2013 and 2012 give effect to the WMS acquisition as if it had been completed on January 1, 2012. The unaudited pro forma financial statements are presented for illustrative purposes only and are not necessarily indicative of what the operating results actually would have been had the WMS acquisition been completed during the periods presented. In addition, the unaudited pro forma financial statements do not purport to project the future operating results of the Company. The pro forma statements of operations do not reflect: (1) any anticipated synergies (or costs to achieve synergies) or (2) the impact of non-recurring items directly related to the WMS acquisition.

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
Unaudited pro forma amounts include adjustments to reflect the following:

(1)
An adjustment to reflect additional D&A of $22.2 million and $60.9 million for the years ended December 31, 2013 and 2012, respectively, that would have been charged assuming the fair value adjustments to intangible assets and property and equipment had been applied on January 1, 2012.

(2)	An adjustment to increase cost of sales by $13.0 million to reflect the impact of purchase accounting adjustments on the carrying value of inventory for the year ended December 31, 2013.

(3)	An adjustment to reverse acquisition-related fees and expenses of $74.0 million and $2.5 million for the years ended December 31, 2013 and 2012, respectively.

(4)
An adjustment to reflect the additional interest expense of $61.0 million and $83.0 million for the years ended December 31, 2013 and 2012, respectively, that would have been charged assuming our credit facilities were in place as of January 1, 2012.

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

SCIENTIFIC GAMES CORPORATION AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(table amounts are presented in millions, except per share amounts)

2012
In July 2012, we acquired substantially all of the assets of Parspro for $11.8 million. Parspro is a provider of sports betting systems and related products via point of sale terminals, the internet and mobile devices. We allocated $9.9 million of the $11.8 million purchase price in excess of the fair value of the assets acquired and liabilities assumed to goodwill. The acquired assets include technology that we have integrated into our Lottery business segment as part of an expanded service offering to lottery customers. Had the operating results of Parspro been included as if the transaction was consummated on January 1, 2011, our pro forma results of operations for the years ended December 31, 2012 would not have been materially different.
In June 2012, we acquired 100% of the equity interests of Provoloto for $9.7 million (including an estimated earn-out payable to the sellers of approximately $2.0 million contingent on the future performance of the acquired business). We allocated $5.1 million of the purchase price in excess of the fair value of the acquired net assets to goodwill. The operating results of Provoloto were included in our Lottery business segment and were consolidated in our results of operations from the date of acquisition until we exited the operations (as discussed below). Had the operating results of Provoloto been included as if the transaction was consummated on January 1, 2011, our pro forma results of operations for the years ended December 31, 2012 would not have been materially different. In December 2013, we initiated a reorganization plan to exit the Provoloto instant lottery game operations in Mexico, which was completed in February 2014.
In June 2012, we acquired ADS for £3.5 million, subject to certain adjustments. ADS provides maintenance and other services for LBOs in the U.K. The acquisition has allowed us to expand our service offering to the LBOs. We allocated £2.2 million of the £3.5 million purchase price in excess of the fair value of the assets acquired and liabilities assumed to goodwill. The operating results of ADS have been included in our Gaming business segment and have been consolidated in our results of operations since the date of acquisition. Had the operating results of ADS been included as if the transaction was consummated on January 1, 2011, our pro forma results of operations for the years ended December 31, 2012 would not have been materially different.
Dispositions
In January 2014, we completed the sale of our equity interest in Sportech for cash proceeds of £27.8 million, or $44.9 million, resulting in a gain of approximately £9 million, or $14.5 million, which is reflected as a gain on sale of equity interest in our Consolidated Statements of Operations and Comprehensive Loss.
On March 25, 2013, we completed the sale of our installed base of gaming machines in our pub business for a purchase price of £0.5 million. The pub business was previously included in our Gaming business segment. The revenue and expenses of the discontinued pub operations for the years ended December 31, 2014, 2013, and 2012 were as follows:

	Year Ended December 31,
	2014	2013	2012
Revenue:
Services	$—	$1.8	$12.0

Operating expenses:
Cost of services (1)	—	3.0	10.4
Selling, general and administrative	—	1.2	2.8
Employee termination and restructuring	—	—	0.9
Depreciation and amortization	—	0.6	22.5

Loss from discontinued operations	—	(3.0)	(24.6)

Other (expense) income, net	—	0.8	(0.1)
Income tax (expense) benefit	—	(2.4)	6.0

Net loss from discontinued operations	$—	$(4.6)	$(18.7)
(1) Exclusive of depreciation and amortization.

SCIENTIFIC GAMES CORPORATION AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(table amounts are presented in millions, except per share amounts)

(4) Employee Termination and Restructuring Plans
We recorded pre-tax employee termination and restructuring costs of $30.7 million, $22.7 million and $10.6 million for the years ended 2014, 2013 and 2012, respectively. All employee termination and restructuring actions reported in 2014 were completed as of December 31, 2014, except for certain integration-related restructuring plan actions discussed below that are expected to be completed in 2015 and 2016. As of December 31, 2013, the WMS integration-related restructuring plan and the Provoloto reorganization plan were not completed. All employee termination and restructuring actions reported in 2012 were completed as of December 31, 2012.
Bally Integration-Related Restructuring Plan
Upon our acquisition of Bally in November 2014, we began integrating Scientific Games and Bally by implementing our plans to streamline our operations and cost structure. We have recorded costs that meet the criteria under ASC 420, Exit and Disposal Cost Obligations ("ASC 420"), in each of our business segments associated with integration activities that have been initiated in the relevant period. These costs include employee separation costs and costs relating to exiting contracts. For information regarding other costs associated with our plans to streamline our operations and cost structure see Note 8 (Property and Equipment).
WMS Integration-Related Restructuring Plan
Upon our acquisition of WMS in October 2013, we began integrating Scientific Games and WMS and implementing our plans to streamline our operations and cost structure. We have recorded costs that meet the criteria under ASC 420 in each of our business segments associated with integration activities that have been initiated in the relevant period. These costs include employee separation costs, costs relating to the exiting of facilities and costs related to exiting two immaterial business lines. In addition to these restructuring costs, which are included in the table below, we recorded $4.6 million of accelerated D&A related to software for a line of gaming machines we discontinued as a result of our reorganization plans in 2013.
Other Restructuring Plans
In December 2013, we initiated a reorganization plan to exit our Provoloto instant lottery game operations in Mexico, which was completed during the three months ended March 31, 2014. In addition to the restructuring charges included in the table below, we recorded $3.1 million of accelerated D&A in 2013 related to this reorganization plan. In June 2014, we initiated a plan to exit our paper roll conversion operations in the U.S., which are immaterial to our operations. Employee termination and restructuring costs related to these initiatives are included in our Lottery business segment.
Unallocated corporate employee termination costs primarily related to terminations of certain executives, including our former chief executive officer, in the fourth quarter of 2013.
Employee Termination and Restructuring Costs by Business Segment
The following table presents a summary of employee termination and restructuring costs by business segment related to the restructuring plans described above, including the cumulative costs incurred through December 31, 2014 since the relevant restructuring activities were initiated and the total expected costs related to the relevant restructuring activities that have been initiated. As additional integration-related activities are initiated, we expect to incur additional costs related to those activities.

SCIENTIFIC GAMES CORPORATION AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(table amounts are presented in millions, except per share amounts)

Business Segment		Employee Termination Costs	Property Costs	Other	Total
Gaming (1)	2014	$14.9	$(0.1)	$0.7	$15.5
	Cumulative	18.3	0.9	2.9	22.1
	Expected Total	21.3	0.9	2.9	25.1

Lottery (2)	2014	3.1	0.4	—	3.5
	Cumulative	3.5	0.4	4.7	8.6
	Expected Total	3.5	0.4	4.7	8.6

Interactive	2014	3.4	0.4	3.3	7.1
	Cumulative	3.8	0.4	4.9	9.1
	Expected Total	3.8	0.4	4.9	9.1

Unallocated corporate (3)	2014	4.4	0.2	—	4.6
	Cumulative	11.3	2.3	—	13.6
	Expected Total	11.3	2.3	—	13.6

Total	2014	$25.8	$0.9	$4.0	$30.7
	Cumulative	$36.9	$4.0	$12.5	$53.4
	Expected Total	$39.9	$4.0	$12.5	$56.4
(1) Other restructuring costs reflect costs related to the exit of two immaterial business lines.
(2) Includes other restructuring costs incurred in 2013 related to the write-off goodwill of $5.4 million and other costs of $1.4 million, partially offset by the reversal of an acquisition-related earn-out liability of $2.1 million.
(3) Unallocated corporate employee termination costs primarily relates to an accrual for cash severance due to our former chief executive officer.
The following table presents a summary of restructuring charges and the changes in the restructuring accrual during 2014:

	Employee Termination Costs	Property Costs	Other	Total
Balance as of December 31, 2013	$9.3	$2.8	$0.1	$12.2
Accrual additions	25.8	0.9	4.0	30.7
Cash payments	(17.7)	(1.2)	(2.7)	(21.6)
Non-cash expense	0.5	(0.8)	1.6	1.3
Balance as of December 31, 2014	$17.9	$1.7	$3.0	$22.6
(5) Basic and Diluted Loss Per Common Share
Basic loss per common share is computed by dividing net loss available to common stockholders by the weighted-average number of common shares outstanding during the period. Diluted loss per common share gives effect to all potentially dilutive common shares that were outstanding during the period. As of December 31, 2014, 2013 and 2012, we had outstanding stock options and RSUs that could potentially dilute basic earnings per share in the future.
The following represents a reconciliation of the numerator and denominator used in computing basic and diluted income available to common stockholders per common share for the years ended December 31, 2014, 2013 and 2012:

SCIENTIFIC GAMES CORPORATION AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(table amounts are presented in millions, except per share amounts)

	Years Ended December 31,
	2014	2013	2012
Loss (numerator)
Net loss from continuing operations	$(234.3)	$(25.6)	$(43.9)
Net loss from discontinued operations	—	(4.6)	(18.7)
Net loss	$(234.3)	$(30.2)	$(62.6)
Shares (denominator)
Basic weighted-average common shares outstanding	84.6	85.0	90.0
Diluted weighted-average common shares outstanding	84.6	85.0	90.0
Basic and diluted net loss per share amounts
Basic net loss per share from continuing operations	$(2.77)	$(0.30)	$(0.49)
Basic net loss per share from discontinued operations	—	(0.06)	(0.21)
Total basic net loss per share	$(2.77)	$(0.36)	$(0.70)
Diluted net loss per share from continuing operations	$(2.77)	$(0.30)	$(0.49)
Diluted net loss per share from discontinued operations	—	(0.06)	(0.21)
Total diluted net loss per share	$(2.77)	$(0.36)	$(0.70)
For all periods presented, basic and diluted loss per share were the same, as any additional common stock equivalents would be anti-dilutive. We excluded 1.6 million, 2.6 million and 3.5 million of stock options from the calculation of diluted weighted-average loss per share for the years ended December 31, 2014, 2013 and 2012, respectively, which would be anti-dilutive due to the net loss in those periods. In addition, we excluded 5.0 million, 5.2 million and 4.8 million RSUs from the calculation of diluted weighted-average loss per share for the years ended December 31, 2014, 2013 and 2012, respectively, which would be anti-dilutive due to the net loss in those periods.
(6) Accounts Receivable, Notes Receivable, Allowance for Doubtful Accounts and Bad Debt
The following summarizes the components of current and long-term accounts and notes receivable, net:

	As of December 31,
	2014	2013
Current:
Accounts receivable	$479.5	$360.4
Notes receivable	194.6	164.3
Allowance for doubtful accounts	(17.0)	(20.0)
Current accounts and notes receivable, net	$657.1	$504.7
Long-term:
Notes receivable	87.5	72.6
Total accounts and notes receivable, net	$744.6	$577.3

At December 31, 2014, the change in accounts and notes receivable, net was primarily related to recording the accounts and notes receivable of Bally of $283.8 million upon acquisition, partially offset by a reduction in receivables in our Gaming segment due to lower revenues.
Credit Quality of Notes Receivable
The Company has provided development financing to certain customers in the form of notes receivable. We carry our notes receivable at face amounts less an allowance for doubtful accounts and imputed interest, if any. Interest income is recognized ratably over the life of the note receivable and any related fees or costs to establish the notes are expensed as incurred, as they are considered insignificant. Actual or imputed interest, if any, is determined based on stated rates or current market rates at the time the note originated and is recorded as interest income in other income (expense), net, ratably over the payment period. We generally impute interest income on notes receivable with terms greater than one year that do not contain a stated interest rate. The interest rates on our outstanding notes receivable ranged from 4.0% to 10.4% at December 31, 2014 and

SCIENTIFIC GAMES CORPORATION AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(table amounts are presented in millions, except per share amounts)

from 5.25% to 8.0% at December 31, 2013. Our policy is to generally recognize interest on our notes receivable until the note receivable is deemed non-performing, which we define as a note on which payments are over 180 days past due. The amount of our non-performing notes was immaterial at December 31, 2014 and 2013.
We monitor the credit quality of our accounts receivable by reviewing an aging of customer invoices. Invoices are considered past due if a scheduled payment is not received within agreed-upon terms. Our notes receivable are reviewed for impairment at least quarterly. We also review a variety of other relevant qualitative information such as collection experience, economic conditions and customer-specific financial conditions to evaluate credit risk in recording the allowance for doubtful accounts or as an indicator of an impaired loan. Where possible, we seek payment deposits, collateral, pledge agreements, bills of exchange, foreign bank letters of credit, post-dated checks or personal guarantees with respect to notes receivable from our customers. However, the majority of our international notes receivable do not have these features. Currently, we have not sold our notes receivable to third parties; therefore, we do not have any off-balance sheet liabilities for factored receivables.
The government authorities in Argentina limit the exchange of pesos into U.S. dollars and the transfer of funds from Argentina. Our accounts and notes receivable, net, from customers in Argentina at December 31, 2014 was $24.0 million, which is denominated in U.S. dollars, although, under the terms of our arrangements with our customers in Argentina, they are required to pay us in pesos at the spot exchange rate between the peso and the U.S. dollar on the date of payment. In evaluating the collectability of customer receivables in Argentina at December 31, 2014, we specifically evaluated recent payments, receivable aging, any additional security or collateral we had (bills of exchange, pledge agreements, etc.) and other facts and circumstances relevant to our customers’ ability to pay. Our customers in Argentina have continued to pay us in pesos based on the spot exchange rate between the peso and the U.S. dollar on the payment date. We collected $34.5 million of outstanding receivables from customers in Argentina during the year ended December 31, 2014.
Recent government actions and challenges affecting the gaming industry in Mexico have increased the credit quality risk with respect to certain of our current Mexico customers. Our accounts and notes receivable, net, from these certain customers in Mexico at December 31, 2014 was $25.7 million. We collected $18.7 million of outstanding receivables from these customers during the year ended December 31, 2014.
The following summarizes the components of total notes receivable, net:

	December 31, 2014	Balances over 90 days past due	December 31, 2013	Balances over 90 days past due
Notes receivable:
Domestic	$95.3	$7.9	$65.1	$0.4
International	186.8	12.0	171.8	8.7
Total notes receivable	282.1	19.9	236.9	9.1

Notes receivable allowance for doubtful accounts:
Domestic	—	—	—	—
International	(5.9)	(3.5)	(5.6)	(3.3)
Total notes receivable allowance for doubtful accounts	(5.9)	(3.5)	(5.6)	(3.3)

Notes receivable, net	$276.2	$16.4	$231.3	$5.8
At December 31, 2014, 5.9% of our total notes receivable, net, was past due by over 90 days compared to 2.5% at December 31, 2013.
The following tables detail our evaluation of notes receivable for impairment as of December 31, 2014 and 2013:

	As of December 31, 2014	Ending Balance Individually Evaluated for Impairment	Ending Balance Collectively Evaluated for Impairment
Notes receivable:
Domestic	$95.3	$36.1	$59.2
International	186.8	121.0	65.8
Total notes receivable	$282.1	$157.1	$125.0

SCIENTIFIC GAMES CORPORATION AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(table amounts are presented in millions, except per share amounts)

	As of December 31, 2013	Ending Balance Individually Evaluated for Impairment	Ending Balance Collectively Evaluated for Impairment
Notes receivable:
Domestic	$65.1	$4.8	$60.3
International	171.8	99.7	72.1
Total notes receivable	$236.9	$104.5	$132.4
The following table reconciles the allowance for doubtful notes receivable from December 31, 2013 to December 31, 2014:

	Total	Ending Balance Individually Evaluated for Impairment	Ending Balance Collectively Evaluated for Impairment
Beginning balance at December 31, 2013	$5.6	$5.6	$—
Charge-offs	(3.4)	(3.4)	—
Recoveries	—	—	—
Provision	3.7	3.7	—
Ending balance at December 31, 2014	$5.9	$5.9	$—
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
The following summarizes the notes receivable financing terms that were modified during the year ended December 31, 2014:

		Twelve Months Ended December 31, 2014
	# of Customers	# of Notes	Pre-Modification Investment	Post-Modification Investment
Financing term modifications:
International (1)	11	34	$17.1	$17.1
Total financing term modifications	11	34	$17.1	$17.1
    (1) The modifications are detailed below:

•	One customer for which 12 notes were consolidated into one note aggregating $4.0 million, with an average 28-month payment extension;

•	One customer for which three notes were consolidated into one note aggregating $3.1 million, with an average four-month payment extension;

•	One customer for which five notes were consolidated into one note aggregating $2.5 million, with an average 24-month payment extension;

•	One customer with a note for $2.3 million for which original payment terms were extended by nine months;

•	One customer with a note for $1.8 million for which original payment terms were extended by 34 months;

•
One customer for which four notes were consolidated into one note aggregating $1.4 million, with an average five-month extension and another note for $0.2 million for which original payment terms were extended by seven months;

SCIENTIFIC GAMES CORPORATION AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(table amounts are presented in millions, except per share amounts)

•	One customer for which two notes were consolidated into one note aggregating $0.7 million, with an average 15-month payment extension;

•	One customer with a note for $0.5 for which original payment terms were extended by 21 months;

•	One customer with a note for $0.3 million for which original payment terms were extended by 27 months;

•	One customer for which two notes were consolidated into one note aggregating $0.2 million, with an average 14-month payment extension; and

•	One customer with a note for $0.1 million for which original payment terms were extended by 21 months.
In certain international jurisdictions, we offer extended financing terms related to our customers. Such financing activities subject us to increased credit risk, which could be exacerbated by, among other things, unfavorable economic conditions or political or economic instability in those regions. Our notes receivable were concentrated in the following international gaming jurisdictions at December 31, 2014:

Peru	16%
Mexico	15%
Argentina	8%
Italy	7%
Colombia	6%
Other (less than 5% individually)	14%
International	66%
(7) Inventories
Inventories consisted of the following:

	As of December 31,
	2014	2013
Parts and work-in-process	$105.7	$62.1
Finished goods	159.9	75.7
Inventory	$265.6	$137.8
Parts and work-in-process include parts for gaming machines, lottery terminals and instant lottery ticket materials, as well as labor and overhead costs associated with the manufacturing of instant lottery games. Our finished goods inventory primarily consists of gaming machines for sale, instant games for our participation arrangements and our licensed branded merchandise.
(8) Property and Equipment
Gaming and lottery machinery and equipment, including assets under capital leases, were as follows:

SCIENTIFIC GAMES CORPORATION AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(table amounts are presented in millions, except per share amounts)

	As of December 31,
	2014	2013
Gaming equipment	799.9	439.2
Less: accumulated depreciation	(279.1)	(145.0)
Gaming equipment, net	520.8	294.2

Lottery machinery and equipment	$311.7	$350.3
Less: accumulated depreciation	(207.4)	(210.6)
Lottery machinery and equipment, net	104.3	139.7

Total gaming and lottery machinery and equipment, net	$625.1	$433.9
Property and equipment consisted of the following:

	As of December 31,
	2014	2013
Land	$43.0	$25.6
Buildings and leasehold improvements	206.3	181.6
Furniture and fixtures	36.2	30.1
Transportation equipment	5.0	6.4
Construction in progress	11.7	33.4
Other property and equipment, at cost	292.8	239.1
Less: accumulated depreciation	(207.3)	(177.0)
Property and equipment, net	$387.7	$339.2

Total property and equipment, net	$1,012.8	$773.1
The increase in property and equipment, net, was primarily related to recording the assets of Bally at fair value upon acquisition. See Note 3 (Acquisitions and Dispositions).
Depreciation expense for the years ended December 31, 2014, 2013 and 2012 was $269.6 million, $126.9 million and $122.6 million, respectively. Cost of equipment (and related start-up costs) associated with specific gaming and lottery contracts and internal use software projects are recorded as construction in progress and not depreciated until placed in service. When the equipment is placed into service, the related costs are transferred from construction in progress to lottery machinery and equipment, gaming equipment or other property and equipment, and we commence depreciation. Depreciation expense is excluded from cost of services, cost of product sales and other operating expenses and is separately included with amortization expense on the Consolidated Statements of Operations and Comprehensive Loss.
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
As a result of our acquisition of Bally in December 2014, we determined that we would consolidate our gaming machine manufacturing to Las Vegas, Nevada and recorded a $9.4 million impairment on our Waukegan, Illinois manufacturing facility.  We also assessed the remaining useful lives of personal property assets utilized in the Waukegan facility and began accelerating the depreciation of these assets through their planned cease use date in 2015. In addition, during 2014, 2013 and 2012, we recorded long-lived asset impairments of $4.2 million, $2.5 million and $5.8 million, respectively, related to underperforming U.S. lottery contracts.  See Note 16 (Fair Value Measurements). In 2012, we recorded long-lived asset impairments of $20.8 million related to a write-down of certain undeployed gaming machines.

SCIENTIFIC GAMES CORPORATION AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(table amounts are presented in millions, except per share amounts)

Upon our acquisition of Bally in November 2014, we began integrating Scientific Games and Bally and implementing our plans to streamline our product offerings, operations and cost structure.  As a result of these plans we recorded $14.5 million of accelerated depreciation on certain gaming equipment assets.  In December 2013, we initiated a reorganization plan to exit our instant lottery game operations in Mexico. We recorded $3.1 million of accelerated D&A in 2013 related to this reorganization plan. During 2012, we recorded $3.4 million related to the reorganization of our Australia printing operations.
As described in Note 1 (Description of the Business and Summary of Significant Accounting Policies), our policy is to periodically review the estimated useful lives of our fixed assets. As a result of our review during 2014, other that the personal property at the Waukegan manufacturing facility described above, no additional accelerated depreciation was recorded. Our reviews during 2013 and 2012 indicated lower estimated useful lives for our gaming machines deployed to our U.K. LBO customers relative to historical estimates due to market changes that we believe impacted the replacement cycle of these gaming machines. During 2013 and 2012, we recorded accelerated depreciation related to our change in estimated lives of $8.7 million and $6.6 million, respectively.
The impairment charges and accelerated depreciation expense discussed above are included in D&A in our Consolidated Statements of Operations and Comprehensive Loss for the respective years ended December 31, 2014, 2013, and 2012 and included in accumulated depreciation in our Consolidated Balance Sheets as of December 31, 2014 and 2013, respectively.
(9) Intangible Assets and Goodwill
Intangible Assets
The following tables present certain information regarding our intangible assets as of December 31, 2014 and 2013. Amortizable intangible assets are being amortized on a straight-line basis over their estimated useful lives with no estimated

SCIENTIFIC GAMES CORPORATION AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(table amounts are presented in millions, except per share amounts)

residual values.

Intangible Assets	Gross Carrying Amount	Accumulated Amortization	Net Balance
Balance as of December 31, 2014
Amortizable intangible assets:
Patents	$17.9	$8.4	$9.5
Customer relationships	883.2	46.7	836.5
Licenses	332.8	88.5	244.3
Intellectual property	736.3	19.5	716.8
Brand names	128.2	5.3	122.9
Non-compete agreements	0.3	0.2	0.1
Lottery contracts	1.5	1.5	—
	2,100.2	170.1	1,930.1
Non-amortizable intangible assets:
Trade names	323.6	2.1	321.5
Total intangible assets	$2,423.8	$172.2	$2,251.6
Balance as of December 31, 2013
Amortizable intangible assets:
Patents	$14.5	$7.1	$7.4
Customer relationships	161.9	24.0	137.9
Licenses	181.0	59.9	121.1
Intellectual property	8.6	5.7	2.9
Brand names	39.3	0.6	38.7
Non-compete agreements	0.4	0.2	0.2
Lottery contracts	1.5	1.4	0.1
	407.2	98.9	308.3
Non-amortizable intangible assets:
Trade names	104.9	2.1	102.8
Total intangible assets	$512.1	$101.0	$411.1
In 2014, the increase in intangible assets was primarily related to recording the intangible assets of Bally of $1,800.3 million at fair value upon acquisition. Additionally, the increase in the carrying amount of licenses for the year ended December 31, 2014 primarily reflected the recording of approximately $106 million associated with a long-term license agreement, which was amended and extended in the first quarter of 2014.
The aggregate intangible asset amortization expense for the years ended December 31, 2014, 2013 and 2012 was $89.0 million, $32.5 million and $17.6 million, respectively. The estimated intangible asset amortization expense for the year ending December 31, 2015 and each of the subsequent four years is $218.6 million, $224.9 million, $218.0 million, $204.3 million and $186.2 million, respectively.
As a result of our annual review of assets with indefinite useful lives as of December 31, 2014, we recorded an impairment of $6.0 million to reduce the historical book value of one indefinite lived asset to the fair value, which impairment is reflected in SG&A in our Consolidated Statements of Operations and Comprehensive Loss. No impairments were recorded for the years ended December 31, 2013 or 2012.

SCIENTIFIC GAMES CORPORATION AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(table amounts are presented in millions, except per share amounts)

Goodwill
The table below reconciles the change in the carrying amount of goodwill, by business segment, for the period from December 31, 2012 to December 31, 2014.

Goodwill	Gaming	Lottery	Interactive	Totals
Balance as of December 31, 2012	$262.7	$538.7	$—	$801.4
Acquisitions (1)	361.1	—	24.5	385.6
Foreign currency adjustments	5.0	0.3	—	5.3
Write-off of goodwill (2)	—	(5.4)	—	(5.4)
Reallocation of Goodwill	(11.6)	(19.7)	31.3	—
Reported balance as of December 31, 2013	617.2	513.9	55.8	1,186.9
Prior year adjustments	(4.5)	—	0.7	(3.8)
Revised balance as of December 31, 2013	612.7	513.9	56.5	1,183.1
Acquisitions	2,902.8	—	53.3	2,956.1
Foreign currency adjustments	(15.8)	(15.1)	—	(30.9)
Balance as of December 31, 2014	$3,499.7	$498.8	$109.8	$4,108.3
(1) Subsequent to the filing of our 2013 Annual Report on Form 10-K, we adjusted the estimated fair values of certain WMS assets to reflect new information obtained about facts and circumstances that existed as of the acquisition date that, if known, would have affected the amounts recognized as of that date. The adjustments resulted in a decrease in Gaming goodwill of approximately $3.8 million related to the recognition of non-U.S.-based current and deferred tax assets and liabilities. We have applied the adjustment retrospectively to the opening balance sheet at October 18, 2013.
(2) At December 31, 2013, $5.4 million of goodwill was written off associated with the exit of our Provoloto instant lottery game operations in Mexico. See Note 3 (Acquisitions and Dispositions) for additional information.
Following the Bally acquisition in the fourth quarter of 2014, we revised our operating segments to reflect changes in the financial information regularly reviewed by our chief executive officer, who is designated as the CODM, and other factors and determined that we have three operating and business segments consisting of: Gaming, Lottery and Interactive. For business segment information see Note 2 (Business and Geographic Segments).
We reviewed our operating segments in accordance with ASC 350 to determine if additional reporting units exist within our operating segments based on the availability of discrete financial information that is regularly reviewed by segment management. We determined that we have eight reporting units as of December 31, 2014 consisting of: instant products; U.S. lottery systems; international lottery systems; SG gaming; legacy U.K. gaming; casino management systems; table products; and interactive. The change in reporting units did not result in a reallocation of goodwill balances in accordance with ASC 350. With the acquisition of WMS during the fourth quarter of 2013, we revised our operating segments to consist of: instant products, lottery systems, gaming and interactive. As a result of the change in operating segments, we determined that we had six reporting units: instant products; licensed properties; U.S. lottery systems; international lottery systems, gaming and interactive. For periods prior to the fourth quarter of 2013, we had seven operating segments and reporting units and, therefore, the change required the reallocation of certain goodwill balances to our new reporting units based on a relative fair value approach in accordance with ASC 350.
Our annual impairment valuation as of December 31, 2014 produced estimated fair values of equity, under our old and new structures, in excess of the carrying value of equity for all of our reporting units. As a result of the Bally acquisition, we recorded the fair value of all assets acquired and liabilities assumed as of November 21, 2014 and corresponding goodwill. The estimated fair values of equity for each of our instant products, U.S. lottery systems, international lottery systems, casino management systems, table products and interactive reporting units was substantially in excess of the carrying value of such reporting units. Although the estimated fair value of equity of our SG gaming and legacy U.K. gaming reporting units were in excess of their respective carrying values under our new structure in 2014, a decrease in the fair value of more than 16% and 10% for our SG gaming and legacy U.K. gaming reporting units, respectively, could potentially result in an impairment of goodwill.

SCIENTIFIC GAMES CORPORATION AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(table amounts are presented in millions, except per share amounts)

(10) Software

	As of December 31,
	2014	2013
Software	$812.1	$457.7
Accumulated amortization	(219.4)	(114.2)
Software, net	$592.7	$343.5
During the fourth quarter of 2014, we recorded $308.3 million of software associated with our acquisition of Bally. During the fourth quarter of 2013, we recorded $257.8 million of software associated with our acquisition of WMS including $201.2 million of intellectual property. In the years ended December 31, 2014 and 2013, we capitalized $47.9 million and $37.9 million, respectively, of software systems development costs. The total amount charged to amortization expense for amortization of software costs was $95.7 million, $39.6 million and $28.0 million for the years ended December 31, 2014, 2013 and 2012, respectively.
During the year ended December 31, 2014, we recorded accelerated amortization expense of $3.8 million related to software in our gaming business for a product we are discontinuing. During the year ended December 31, 2013, we recorded accelerated amortization expense of $8.0 million related to the write-down of certain development costs including $4.6 million related to software for a line of gaming machines we discontinued as a result of our reorganization plans and $3.4 million related to software in our gaming business for a product we are discontinuing. During 2012, we recorded $3.1 million related to the write-down of certain hardware development costs in our licensed brands business.
(11) Equity Investments
At December 31, 2014, we had investments in the entities described below, which are accounted for using the equity method of accounting (other than RCN, as discussed below). We record income or loss from equity method investments as "Earnings (loss) from equity investments" in the Consolidated Statements of Operations and Comprehensive Loss and record the carrying value of each investment in "Equity investments" in the Consolidated Balance Sheets.
LNS
We own a 20% equity interest in LNS, an entity comprised principally of us, Gtech S.p.A. and Arianna 2001, a company owned by the Federation of Italian Tobacconists, that was awarded the concession from the Italian Monopoli di Stato to be the exclusive operator of the Italian Gratta e Vinci instant game lottery beginning in October 2010. The concession has an initial term of nine years (subject to a performance evaluation during the fifth year) and could be extended by the Monopoli di Stato for an additional nine years. LNS succeeded Consorzio Lotterie Nazionali ("CLN"), a consortium comprised of essentially the same group that owns LNS, as holder of the concession. Under the new concession, we are the primary supplier of instant lottery games for LNS, as we were under the prior concession. CLN, which had held the concession since 2004, is being wound up, with the bulk of its assets having been transferred to LNS. As of December 31, 2014, our investment in CLN was $2.1 million. LNS paid €800.0 million in upfront fees in 2010 under the terms of the new concession. We paid our pro rata share of these fees to LNS in 2010. The upfront fees associated with the new concession are amortized by LNS (€89.0 million each year of the new concession on a pre-tax basis), which reduces our earnings from our equity investment in LNS. Our share of the amortization is €18.0 million each year on a pre-tax basis. Subject to applicable limitations, we are entitled to receive from LNS annual cash dividends as well as periodic return of capital payments over the life of the concession.
For the years ended December 31, 2014, 2013 and 2012, we recorded income of $17.6 million, $17.9 million and $17.9 million, respectively, representing our share of earnings of LNS. We recognized revenue from the sale of instant games to LNS during the years ended December 31, 2014, 2013 and 2012 of $47.1 million, $52.0 million and $52.0 million, respectively. As of December 31, 2014 we had accounts receivable of $10.7 million from LNS. We received dividends of $18.5 million, $18.3 million and $17.7 million from LNS and CLN for the years ended December 31, 2014, 2013 and 2012, respectively. We received distributions of capital of $31.5 million, $17.6 million and $21.0 million from LNS and CLN during the years ended December 31, 2014, 2013 and 2012, respectively.
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
Under the terms of a PMA, Northstar Illinois is entitled to receive annual incentive compensation payments from the Illinois Department of the Lottery (the “Illinois Lottery”) to the extent it is successful in increasing the Illinois Lottery's net income (as defined in the PMA) above specified target levels, subject to a cap of 5% of the applicable year's net income, and is responsible for annual shortfall payments to the Illinois Lottery to the extent such targets are not achieved, subject to a similar cap.  Northstar Illinois and the State of Illinois have disagreed regarding the State’s calculation of net income for each of the Illinois Lottery fiscal years during the term of the PMA.  In August 2014, we understand that the Governor’s office of the State of Illinois directed the Illinois Lottery to end the PMA with Northstar Illinois.
In December 2014, Northstar Illinois, the State of Illinois, SGI and Gtech Corporation ("Gtech") entered into a termination agreement with respect to the PMA.  The termination agreement contemplates, among other things, (1) termination of the PMA in December 2015 (subject to extension by the State for up to an additional 18 months), (2) that, following the Illinois Lottery’s 2014 fiscal year, Northstar Illinois will no longer be entitled to any incentive compensation payments and will no longer be liable for any shortfall payments, (3) reimbursement of Northstar Illinois for certain costs it incurs in transitioning its obligations under the PMA and (4) continuation of our instant lottery game supply agreement (and Gtech’s lottery systems supply agreement) until June 2021, subject to a reduced rate structure, early termination in certain circumstances and a "matching right" for SGI (and Gtech) under certain circumstances involving a competitive procurement to replace the supply agreements.
In February 2015, the Illinois Governor’s Office sent a letter to Northstar Illinois stating that the Illinois Attorney General issued a formal decision disapproving the termination agreement and that the Governor’s Office has directed the Illinois Lottery to enforce the terms of the PMA. Both Northstar Illinois and we believe that the termination agreement is valid and binding on the parties. We intend to continue to investigate this matter.
During the three months ended June 30, 2014, we recorded a charge of $8.0 million, representing our 20% share of the estimated shortfall payment for the lottery's fiscal year ended June 30, 2014, in earnings (loss) from equity investments in our Consolidated Statements of Operations and Comprehensive Loss.  During the three months ended September 30, 2014, we contributed $13.5 million to Northstar Illinois primarily to fund our pro rata share of the shortfall payments for the lottery's fiscal year ended June 30, 2014.  In connection with the contemplated termination of the PMA, during the three months ended September 30, 2014, we recorded a non-cash impairment charge of $19.7 million to write down our investment in Northstar Illinois.  During the three months ended December 31, 2014, we recorded a charge of $3.1 million, representing our 20% share of the remaining shortfall liability for the lottery's fiscal year ended June 30, 2014, in earnings (loss) from equity investments and contributed $1.2 million to Northstar Illinois primarily to fund our pro rata share of this remaining shortfall payment.
For the years ended December 31, 2014, 2013 and 2012, we recorded losses of $34.8 million (inclusive of a $19.7 million non-cash impairment charge to write down our investment in Northstar Illinois), $4.5 million and $2.6 million, respectively. We recognized revenue from the sale of instant games to Northstar Illinois during the years ended December 31, 2014, 2013 and 2012 of $24.5 million, $25.0 million and $24.6 million, respectively. As of December 31, 2014 we had accounts receivable of $8.1 million from Northstar Illinois. We received no dividends or distributions of capital from Northstar Illinois during the years ended December 31, 2014, 2013 and 2012.
Northstar New Jersey
We own a 17.69% equity interest in Northstar New Jersey, the operating entity comprised of us, Gtech Corporation, and a subsidiary of the administrator of the Ontario Municipal Employees Retirement System that executed a long-term services agreement to provide marketing and sales services to the New Jersey lottery until 2029. In connection with the execution of the services agreement, Northstar New Jersey made a $120.0 million payment to the State, of which we contributed our pro rata portion of $21.5 million. The award of the agreement to Northstar New Jersey was protested by a union that represents certain of the lottery workers. The protest was denied and the union has appealed the denial of the protest. Services under Northstar New Jersey's agreement with the New Jersey lottery commenced on October 1, 2013. We account for our investment in Northstar New Jersey as an equity method investment due to our significant influence through our substantive participating and minority interest protection rights with respect to the entity. We contributed an additional $7.2 million to

SCIENTIFIC GAMES CORPORATION AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(table amounts are presented in millions, except per share amounts)

Northstar New Jersey during the year ended December 31, 2013 representing our pro rata portion of its initial working capital requirements.
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
Under separate supply agreements, we provide Northstar New Jersey with instant games and related services and Gtech provides Northstar New Jersey with lottery systems equipment and related services. We have a 30% economic interest (and are responsible for 30% of the capital requirements) associated with these supply arrangements. We own a 30% equity interest in Northstar SupplyCo New Jersey, LLC ("Northstar SupplyCo."), an entity we formed with Gtech in connection with these supply arrangements. During the year ended December 31, 2014 we contributed $3.7 million pursuant to the terms of the operating agreement of Northstar SupplyCo.
For the years ended December 31, 2014 and 2013, we recorded a loss of $3.7 million and income of $0.9 million, respectively, representing our share of the combined losses and earnings of Northstar New Jersey and Northstar SupplyCo. We recognized revenue of $12.7 million and $1.2 million, respectively, from the sale of instant games to Northstar New Jersey during the years ended December 31, 2014 and 2013. As of December 31, 2014, we had accounts receivable of $3.1 million from Northstar New Jersey. We received no dividends or distributions of capital from Northstar New Jersey or Northstar SupplyCo. during the years ended December 31, 2014 and 2013.
Hellenic Lotteries
We own a 16.5% equity interest in Hellenic Lotteries, a company we formed with OPAP S.A. and Intralot S.A. In July 2013, Hellenic Lotteries was granted a 12-year concession for the exclusive rights to the production, operation and management of instant game and certain traditional lotteries in Greece. We account for our investment in Hellenic Lotteries as an equity method investment due to our significant influence through our substantive participating and minority interest protection rights with respect to the entity. In connection with the concession, Hellenic Lotteries paid an upfront fee of €190.0 million to the Greek government, of which we contributed our pro rata portion of €31.4 million. In addition to our portion of the upfront payment, we contributed an additional €0.3 million to Hellenic Lotteries for working capital requirements, resulting in aggregate contributions of €31.7 million to Hellenic Lotteries for the year ended December 31, 2013. Hellenic Lotteries will also be responsible for a monthly fee to the Greek government equal to a percentage of gross gaming revenue. In July 2013, we executed an instant games supply agreement with Hellenic Lotteries, pursuant to which we will be the exclusive provider of instant games and design services to Hellenic Lotteries and will also be responsible for certain advisory services applicable to all lottery games included in the concession. Operations under the concession agreement commenced in May 2014.
For the year ended December 31, 2014, we recorded income of $2.3 million representing our share of the earnings of Hellenic Lotteries. We recognized revenue of $6.3 million from the sale of instant games to Hellenic Lotteries during the year ended December 31, 2014. As of December 31, 2014, we had accounts receivable of $0.1 million from Hellenic Lotteries. We received no dividends or distributions of capital from Hellenic Lotteries during the years ended December 31, 2014 and 2013, respectively.
CSG
On October 12, 2007, we invested $7.4 million for a 49% equity interest in CSG. CSG established an instant game manufacturing facility that produces instant lottery games for sale to the China Sports Lottery for a 15-year period that began in 2009. For the years ended December 31, 2014, 2013 and 2012, we recorded income of $6.0 million, $6.9 million and $8.3 million, respectively, representing our share of the earnings of CSG. We are also entitled to a royalty fee from CSG for intellectual property rights equal to 1% of the total gross profits distributed by CSG. We received dividends of $6.4 million, $6.3 million and $9.3 million from CSG for the years ended December 31, 2014, 2013 and 2012, respectively. We received no distributions of capital from CSG during the years ended December 31, 2014, 2013 and 2012, respectively.
GLB
On November 15, 2007, we acquired a 50% equity interest in the ownership of GLB, a provider of instant lottery game validation and inventory management systems to all of the China Welfare Lottery provincial jurisdictions, for $28.0 million. For

SCIENTIFIC GAMES CORPORATION AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(table amounts are presented in millions, except per share amounts)

the years ended December 31, 2014, 2013 and 2012, we recorded income of $1.8 million, a loss of $5.7 million (including an impairment of our investment of $6.4 million) and income of $1.7 million, respectively, representing our share of earnings of GLB.
As a result of our investment review as of December 31, 2013, we recorded an impairment of $6.4 million to reduce the historical book value of our investment in GLB to the fair value, which impairment is reflected in earnings (loss) from equity investments in our Consolidated Statements of Operations and Comprehensive Loss. No impairments were recorded for the years ended December 31, 2014 or 2012. We received no dividends or distributions of capital from GLB during the years ended December 31, 2014, 2013 and 2012, respectively.
RCN
In February 2007, we sold our racing communications business and our 70% equity interest in NASRIN, our data communications business, to RCN in exchange for a 29.4% equity interest in RCN. RCN provides communications services to racing and other companies. For the year ended December 31, 2012, we recorded income of $6.4 million representing our share of earnings of RCN. For the years ended December 31, 2014 and 2013, respectively, our investment basis was reduced to zero as dividends were received in excess of our investment basis. In accordance with ASC 323, we temporarily discontinued the application of equity method accounting and recorded $4.3 million and $3.2 million of cash dividends received during the years ended December 31, 2014 and 2013, respectively, as equity income. We received dividends of $4.3 million, $3.2 million and $11.7 million from RCN for the years ended December 31, 2014, 2013 and 2012, respectively. We received no distributions of capital from RCN during the years ended December 31, 2014, 2013 and 2012.
Sportech
Following the sale of our racing business to Sportech in 2010, we owned a 20% equity interest in Sportech, a U.K. company that operates football pools and associated games and provides wagering technology solutions to racetracks and off-track wagering networks. We recorded our equity interest in Sportech on a 90-day lag as allowed under ASC 323. In January 2014, we completed the sale of our equity interest in Sportech for cash proceeds of £27.8 million, or $44.9 million, resulting in a gain of approximately £9 million, or $14.5 million, which is reflected as a gain on sale of equity interest in our Consolidated Statements of Operations and Comprehensive Loss.
ITL
We formed ITL in 2011 with a subsidiary of Playtech Limited in connection with our license of a back-end technology platform from such entity. ITL acquires gaming machines and fixed odds betting terminals with funds contributed to it by us and the Playtech subsidiary. We lease gaming machines and fixed odds betting terminals from ITL and provide them to certain of our customers. The allocation of equity ownership interests in ITL between us and the Playtech subsidiary varies based on the respective capital contributions from each party; however, operating decisions of ITL are made jointly by the parties. Intra-entity profits and losses are eliminated as necessary. For the years ended December 31, 2014, 2013 and 2012, we recorded losses of $1.8 million, $16.5 million and $3.8 million, respectively, attributable to our share of losses of ITL. We received dividends from ITL of $2.4 million for the year ended December 31, 2013 and no dividends for the years ended December 31, 2014 and 2012, respectively. We received distributions of capital of $17.4 million, $2.4 million and $3.8 from ITL during the years ended December 31, 2014, 2013 and 2012, respectively. We contributed an additional $40.3 million to ITL during the year ended December 31, 2014, primarily to fund new fixed odds betting terminals under a renewed contract with our largest U.K. customer. No contributions were made during the years ended December 31, 2013 or 2012.
Combined summary financial information
The combined summary financial information as of and for the years ended December 31, 2014, 2013 and 2012 is presented for all equity method investments owned during the respective periods. The audited financial statements of LNS are attached as Exhibit 99.1 to this Annual Report on Form 10-K. No other equity method investments were considered significant for the years ended December 31, 2014, 2013 and 2012.

	Years Ended December 31,
	2014 *	2013 *	2012
Revenue	$962.8	$901.1	$949.5
Revenue less cost of revenue	$352.5	$398.4	$506.4
Net income	$83.1	$90.4	$111.2

SCIENTIFIC GAMES CORPORATION AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(table amounts are presented in millions, except per share amounts)

	As of December 31,
	2014 *	2013 *
Current assets	$879.6	$870.5
Non-current assets	$1,062.8	$1,500.9
Current liabilities	$648.8	$621.9
Non-current liabilities	$41.9	$156.9
 * No equity method investments were deemed significant for the years ended December 31, 2014 and 2013 under applicable SEC rules. This information is included for informational purposes only.
As described in Note 1 (Description of the Business and Summary of Significant Accounting Policies), we assess on a periodic basis whether there are any indicators that the fair value of our equity investments may be impaired. An equity investment is impaired if the estimate of the fair value of such investment is less than the carrying value, and such decline in value is deemed to be other than temporary. If an impairment was to occur, the loss would be measured as the excess of the carrying amount over the fair value of the equity investment. No other than temporary impairments were identified for the years ended December 31, 2014, 2013 and 2012 other than the impairment of our equity investment in GLB described above for 2013.
(12) Other Assets
Other assets consisted of the following:

	As of December 31,
	2014	2013
Deferred financing costs	$219.9	$92.5
Deferred tax asset, long-term portion	18.6	24.5
Other assets	20.8	11.4
	$259.3	$128.4
Deferred financing costs arise in connection with our long-term financing and are amortized over the life of the financing agreements. We capitalized $150.0 million, $92.1 million and $6.3 million of deferred financing costs during 2014, 2013 and 2012, respectively, in connection with financing transactions. Amortization of deferred financing costs amounted to $17.4 million, $7.8 million and $7.1 million for the years ended December 31, 2014, 2013 and 2012, respectively and is included in interest expense in our Consolidated Statement of Operations and Comprehensive Loss. During 2014, we wrote off $5.4 million of unamortized deferred financing fees related to the purchase and redemption of our 2019 Notes. See Note 15 (Long-Term and Other Debt). During 2013, we wrote off $5.9 million of unamortized deferred financing fees related to our prior credit agreement. See Note 15 (Long-Term and Other Debt). During 2012, we wrote off $7.6 million of unamortized deferred financing fees related to the redemption of our 2016 Notes. All of these losses are recorded in loss on debt extinguishment in our Consolidated Statement of Operations and Comprehensive Loss.
(13) Accrued Liabilities
Accrued liabilities consisted of the following:

SCIENTIFIC GAMES CORPORATION AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(table amounts are presented in millions, except per share amounts)

	As of December 31,
	2014	2013
Compensation and benefits	$106.4	$48.7
Customer advances	10.7	2.8
Deferred revenue	45.2	36.3
Taxes, other than income	40.2	13.6
Accrued licenses	11.4	19.5
Liabilities assumed in business combinations	6.6	26.1
Accrued contract costs	13.1	10.2
Accrued interest	70.5	22.8
Sales incentive	5.8	8.2
Accrued rent	3.7	5.7
Legal accruals	60.0	31.3
WAP jackpot liabilities	14.4	4.6
Other	65.9	50.5
	$453.9	$280.3
(14) Leases
At December 31, 2014, we were obligated under operating leases covering office equipment, office and warehouse space, transponders and transportation equipment expiring at various dates. Future minimum lease payments required under our operating leases at December 31, 2014 were approximately as follows:

	2015	2016	2017	2018	2019	Thereafter
Future minimum lease payments	$34.8	$25.6	$16.8	$10.3	$6.4	$14.0
Total rental expense under these operating leases was $44.5 million, $23.7 million and $22.0 million for the years ended December 31, 2014, 2013 and 2012, respectively.
Some of our operating leases contain provisions for future rent increases, rent-free periods or periods in which rent payments are reduced. The total amount of rental payments due over the lease term is being charged to rent expense on the straight-line method over the term of the lease. The difference between rent expense recorded and the amount paid is credited or charged to deferred rent obligation, which is included in other current liabilities and other long-term liabilities in the accompanying Consolidated Balance Sheets.
15) Long-Term and Other Debt
Outstanding Debt and Capital Leases
The following reflects outstanding debt as of December 31, 2014 and 2013:

SCIENTIFIC GAMES CORPORATION AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(table amounts are presented in millions, except per share amounts)

	December 31,
	2014	2013
Senior Secured Credit Facilities:
Revolver, varying interest rate, due 2018	$185.0	$—
Term Loan, varying interest rate, due 2020 (1)	2,267.6	2,288.8
Term Loan, varying interest rate, due 2022 (2)	1,980.3	—
2018 Notes	250.0	250.0
2019 Notes (3)	—	346.3
2020 Notes	300.0	300.0
2021 Notes (4)	347.8	—
Secured Notes	950.0	—
Unsecured Notes	2,200.0	—
China Loans, varying interest rate	—	7.4
Capital lease obligations, 3.9% interest as of December 31, 2014 payable monthly through 2019	35.3	0.1
Total long-term debt outstanding	8,516.0	3,192.6
Less: debt payments due within one year	(50.6)	(30.4)
Long-term debt, net of current installments	$8,465.4	$3,162.2
_______________________________________________________________________________________________________________________

(1)
Total of $2,277.0 million face value less amortization of a loan discount in the amount of $9.4 million as of December 31, 2014. Total of $2,300 million face value less unamortized balance of loan discount in the amount $11.2 million as of December 31, 2013.

(2)	Total of $2,000.0 million face value less amortization of a loan discount in the amount of $19.7 million as of December 31, 2014.

(3)	Total of $350.0 million less unamortized balance of a loan discount in the amount of $3.7 million as of December 31, 2013.

(4)	Total of $350.0 million less unamortized balance of a loan discount in the amount of $2.2 million as of December 31, 2014.
The following reflects debt and capital lease payments due over the next five years and beyond as of December 31, 2014:

	As of December 31, 2014
	Total	Within 1 Year	In 2 Years	In 3 Years	In 4 Years	In 5 Years	After 5 Years
Revolver, varying interest rate, due 2018	$185.0	$—	$—	$—	$185.0	$—	$—
Term Loan, varying interest rate, due 2020	2,277.0	23.0	23.0	23.0	23.0	23.0	2,162.0
Term Loan, varying interest rate, due 2022	2,000.0	20.0	20.0	20.0	20.0	20.0	1,900.0
2018 Notes	250.0	—	—	—	250.0	—	—
2020 Notes	300.0	—	—	—	—	—	300.0
2021 Notes	350.0	—	—	—	—	—	350.0
Secured Notes	950.0	—	—	—	—	—	950.0
Unsecured Notes	2,200.0	—	—	—	—	—	2,200.0
Capital lease obligations, 3.9% interest as of December 31, 2014 payable monthly through 2019	35.3	7.6	7.9	8.2	8.5	3.1	—
Total long-term debt outstanding	$8,547.3	$50.6	$50.9	$51.2	$486.5	$46.1	$7,862.0
Unamortized discount	(31.3)
	$8,516.0

SCIENTIFIC GAMES CORPORATION AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(table amounts are presented in millions, except per share amounts)

Senior Secured Credit Facilities
The Company and certain of its subsidiaries are party to a credit agreement dated as of October 18, 2013, by and among SGI, as the borrower, the Company, as a guarantor, Bank of America, N.A., as administrative agent, and the lenders and other agents party thereto. Prior to the increase in the revolving credit facility and the assumption of the incremental term loans referred to below, the credit agreement provided for senior secured credit facilities in an aggregate principal amount of $2,600 million, including a $300.0 million revolving credit facility, which has dollar and multi-currency tranches and a $2,300 million term B-1 loan facility.
On October 1, 2014, the Company entered into an amendment to the credit agreement to, among other things, (1) permit the Bally acquisition and the transactions related thereto and (2) effective as of the consummation of the Bally acquisition, (A) increase the revolving credit facility to $567.6 million, (B) permit SGI to assume the term loans under the Escrow Credit Agreement referred to below as incremental term B-2 loans under the credit agreement and (C) modify the financial covenant contained in the credit agreement such that it will be tested each quarter, irrespective of usage of the revolving credit facility.
On October 1, 2014, Escrow Corp. entered into the Escrow Credit Agreement by and among Escrow Corp., as borrower, the lenders and other agents from time to time party thereto, and Bank of America, N.A., as administrative agent. The Escrow Credit Agreement provided for $2.0 billion of term loans, the net proceeds of which provided a portion of the funds used to finance the Bally acquisition. Upon the consummation of the Bally acquisition, the term loans under the Escrow Credit Agreement were assumed by SGI as incremental term B-2 loans under the credit agreement.
On February 11, 2015, SGI entered into a lender joinder agreement to the credit agreement with an additional commitment lender. Pursuant to the joinder agreement, the amount of the revolving credit facility under the credit agreement was increased by $25.0 million to $592.6 million. Up to $350.0 million of the revolving credit facility is available for issuances of letters of credit.
The term B-1 loans incurred in 2013 under the credit agreement are scheduled to mature on October 18, 2020, the term B-2 loans incurred in 2014 under the credit agreement are scheduled to mature on October 1, 2021 and the revolving credit facility under the credit agreement is scheduled to mature on October 18, 2018 (subject to accelerated maturity depending on our liquidity at the time our 2018 Notes, 2020 Notes and 2021 Notes become due).
The term B-1 loans and the term B-2 loans under the credit agreement amortize in equal quarterly installments in an amount equal to 1.00% per annum of the stated principal amount thereof, with the remaining balance due at final maturity.
Interest on the term B-1 loans and the term B-2 loans is payable under the credit agreement at a rate equal to the eurodollar (LIBOR) rate or the base rate, plus an applicable margin, in each case, subject to a eurodollar (LIBOR) rate floor of 1.00% or a base rate floor of 2.00% as applicable. The applicable margin for the term B-1 loans and the term B-2 loans is 5.00% per annum for eurodollar (LIBOR) loans and 4.00% per annum for base rate loans. The initial applicable margin on eurodollar (LIBOR) rate borrowings under the revolving credit facility under the credit agreement is 3.000% per annum and may be reduced by 0.25% or 0.50% based on step downs tied to our net first lien leverage ratio.
SGI is required to pay commitment fees to revolving lenders on the actual daily unused portion of the revolving commitments at a rate of 0.50% per annum through maturity, subject to a step-down to 0.375% based upon the achievement of certain net first lien leverage ratios. SGI may voluntarily prepay all or any portion of outstanding amounts under the credit facilities at any time, in whole or in part, without premium or penalty, subject to (1) redeployment costs in the case of a prepayment of eurocurrency loans on a day that is not the last day of the relevant interest period and (2) a 1.00% prepayment premium on any prepaid term loans in connection with a repricing transaction occurring prior to November 21, 2015.
The credit agreement contains certain negative covenants that, among other things and subject to certain exceptions, restrict the Company’s and its restricted subsidiaries’ ability to incur additional debt or guarantees, grant liens on assets, make acquisitions or other investments, dispose of assets, prepay junior indebtedness or modify certain debt instruments, pay dividends or other payments on capital stock, consolidate or merge, enter into arrangements that restrict the ability to pay dividends, transfer assets or grant liens, enter into sale and leaseback transactions, enter into or consummate transactions with affiliates, or change fiscal year. The credit agreement contains customary events of default (subject to customary grace periods and materiality thresholds). Upon the occurrence of certain events of default, the obligations under the credit facilities may be accelerated and the commitments may be terminated.

SCIENTIFIC GAMES CORPORATION AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(table amounts are presented in millions, except per share amounts)

Borrowings under the credit agreement are guaranteed by the Company and each of its current and future direct and indirect wholly owned domestic subsidiaries (other than SGI), subject to certain customary exceptions as set forth in the credit agreement. The obligations under the credit agreement are secured by a first priority lien on (1) substantially all the property and assets (real and personal, tangible and intangible) of SGI, the Company and the other guarantors and (2) 100% of the capital stock (or other equity interests) of all of the Company’s direct and indirect wholly owned domestic subsidiaries and 65% of the capital stock (or other equity interests) of the direct foreign subsidiaries of SGI and the guarantors, in each case, subject to certain customary exceptions.
In connection with the issuance of the Senior Secured Credit Facilities in 2014, the Company capitalized $74.3 million of financing fees and $20.0 million of original issuance discount. In addition, in 2014 we expensed $64.7 million of debt financing fees related to commitment fees related to the Bally acquisition, which were included as interest expense in our Consolidated Statements of Operations and Comprehensive Loss.
Subordinated Notes
2018 Notes
The 2018 Notes issued by the Company bear interest at the rate of 8.125% per annum, which is payable semiannually in arrears on March 15 and September 15 of each year. The 2018 Notes mature on September 15, 2018, unless earlier redeemed or repurchased by the Company, and are subject to the terms and conditions set forth in the indenture governing the 2018 Notes dated as of September 22, 2010 (the "2018 Notes Indenture"). The Company may redeem some or all of the 2018 Notes for cash at any time at the prices specified in the 2018 Notes Indenture.
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
The 2018 Notes are unsecured senior subordinated obligations of the Company and are subordinated to all of the Company's existing and future senior debt, rank equally with all of the Company's future senior subordinated debt and rank senior to all of the Company's future debt that is expressly subordinated to the 2018 Notes. The 2018 Notes are guaranteed on an unsecured senior subordinated basis by all of the Company's wholly-owned U.S. subsidiaries (including SGI). The 2018 Notes are structurally subordinated to all of the liabilities of our non-guarantor subsidiaries.
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
2020 Notes
The 2020 Notes issued by SGI bear interest at the rate of 6.250% per annum, which is payable semiannually in arrears on March 1 and September 1 of each year. The 2020 Notes mature on September 1, 2020, unless earlier redeemed or repurchased, and are subject to the terms and conditions set forth in the indenture governing the 2020 Notes dated as of August 20, 2012 (the "2020 Notes Indenture").
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
The 2020 Notes are unsecured senior subordinated obligations of SGI and are subordinated to all of SGI's existing and future senior debt, rank equally with all of SGI's existing and future senior subordinated debt and rank senior to all of SGI's future debt that is expressly subordinated to the 2020 Notes. The 2020 Notes are guaranteed on an unsecured senior subordinated basis by the Company and all of its wholly owned U.S. subsidiaries (other than SGI). The 2020 Notes are structurally subordinated to all of the liabilities of the Company’s non-guarantor subsidiaries.
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
The 2021 Notes bear interest at the rate of 6.625% per annum, which accrues from June 4, 2014 and is payable semiannually in arrears on May 15 and November 15 of each year. The 2021 Notes mature on May 15, 2021, unless earlier redeemed or repurchased, and are subject to the terms and conditions set forth in the 2021 Notes Indenture. In connection with the issuance of the 2021 Notes, the Company capitalized financing costs of $7.3 million.
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
The 2021 Notes are unsecured senior subordinated obligations of SGI and are subordinated to all of SGI’s existing and future senior debt, rank equally with all of SGI's existing and future senior subordinated debt and rank senior to all of SGI's future debt that is expressly subordinated to the 2021 Notes. The 2021 Notes are guaranteed on an unsecured senior subordinated basis by the Company and all of its wholly owned U.S. subsidiaries (other than SGI). The 2021 Notes are structurally subordinated to all of the liabilities of the Company’s non-guarantor subsidiaries.
The 2021 Notes Indenture contains certain covenants that, among other things, limit the Company’s ability, and the ability of certain of its subsidiaries, including SGI, to incur additional indebtedness, pay dividends or make distributions or certain other restricted payments, purchase or redeem capital stock, make investments or extend credit, engage in certain transactions with affiliates, consummate certain asset sales, effect a consolidation or merger, or sell, transfer, lease or otherwise dispose of all or substantially all assets, or create certain liens and other encumbrances on assets. The 2021 Notes Indenture contains events of default customary for agreements of its type (with customary grace periods and maturity thresholds, as applicable).

SCIENTIFIC GAMES CORPORATION AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(table amounts are presented in millions, except per share amounts)

In connection with the issuance of the 2021 Notes, SGI, the Company, the subsidiary guarantors party thereto, and Merrill Lynch, Pierce, Fenner & Smith Incorporated, as representative for the initial purchasers listed therein, entered into a registration rights agreement, dated June 4, 2014 (the "2021 Notes Registration Rights Agreement"). Under the 2021 Notes Registration Rights Agreement, SGI and the guarantors agreed, for the benefit of the holders of the 2021 Notes, that they will file with the SEC, and use their commercially reasonable efforts to cause to become effective, a registration statement relating to an offer to exchange the 2021 Notes for an issue of SEC-registered notes (the "2021 Exchange Notes") with terms identical to the 2021 Notes (except that the 2021 Exchange Notes will not be subject to restrictions on transfer or to any increase in annual interest rate as described below).
Under certain circumstances, including if applicable interpretations of the staff of the SEC do not permit SGI to effect the exchange offer, SGI and the guarantors will use their commercially reasonable efforts to cause to become effective a shelf registration statement relating to resales of the 2021 Notes and to keep that shelf registration statement effective until the first anniversary of the date such shelf registration statement becomes effective, or such shorter period that will terminate when all 2021 Notes covered by the shelf registration statement have been sold. The obligation to complete the exchange offer and/or file a shelf registration statement will terminate on the second anniversary of the date of the 2021 Notes Registration Rights Agreement.
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
2019 Notes
On June 4, 2014, SGI completed a tender offer pursuant to which it purchased $140.6 million in aggregate principal amount of the 2019 Notes for total consideration of $1,051.25 for each $1,000.0 principal amount of the 2019 Notes tendered, plus accrued and unpaid interest to the redemption date.
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
Senior Notes
Unsecured Notes
In connection with the Bally acquisition, on November 21, 2014, Escrow Corp. issued $2,200.0 million in aggregate principal amount of the Unsecured Notes in a private offering to qualified institutional buyers in accordance with Rule 144A under the Securities Act and to persons outside the United States under Regulation S under the Securities Act. The Unsecured Notes were issued pursuant to the Unsecured Notes Indenture. Promptly following consummation of the Bally acquisition, Escrow Corp. merged with and into SGI, with SGI continuing as the surviving corporation, and SGI assumed the obligations of Escrow Corp. under the Unsecured Notes and the Unsecured Notes Indenture.
The Unsecured Notes bear interest at the rate of 10.00% per annum, which accrues from November 21, 2014 and is payable semiannually in arrears on June 1 and December 1 of each year, beginning on June 1, 2015. The Unsecured Notes mature on December 1, 2022, unless earlier redeemed or repurchased, and are subject to the terms and conditions set forth in the Unsecured Notes Indenture. In connection with the issuance of the Unsecured Notes, the Company capitalized financing costs of $48.9 million.

SCIENTIFIC GAMES CORPORATION AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(table amounts are presented in millions, except per share amounts)

SGI may redeem some or all of the Unsecured Notes at any time prior to December 1, 2018 at a redemption price equal to 100% of the principal amount of the Unsecured Notes plus accrued and unpaid interest, if any, to the date of redemption plus a "make whole" premium. SGI may redeem some or all of the Unsecured Notes at any time on or after December 1, 2018 at the prices specified in the Unsecured Notes Indenture.
Upon the occurrence of a change of control (as defined in the Unsecured Notes Indenture), SGI must make an offer to purchase the Unsecured Notes at a purchase price equal to 101% of the principal amount thereof, plus accrued and unpaid interest, if any, to the date of repurchase. In addition, following an asset sale (as defined in the Unsecured Notes Indenture) and subject to the limitations contained in the Unsecured Notes Indenture, SGI must make an offer to purchase certain amounts of the Unsecured Notes using the net cash proceeds from such asset sale to the extent such proceeds are not applied as set forth in the Unsecured Notes Indenture, at a purchase price equal to 100% of the principal amount of the Unsecured Notes to be repurchased, plus accrued interest to the date of repurchase.
The Unsecured Notes are senior unsecured obligations of SGI and rank equally to all of SGI’s existing and future senior debt and rank senior to all of SGI's existing and future senior subordinated debt. The Unsecured Notes are guaranteed on a senior unsecured basis by the Company and all of its wholly owned U.S. subsidiaries (other than SGI). The Unsecured Notes are structurally subordinated to all of the liabilities of the Company’s non-guarantor subsidiaries.
The Unsecured Notes Indenture contains certain covenants that, among other things, limit the Company’s ability, and the ability of certain of its subsidiaries, including SGI, to incur additional indebtedness, pay dividends or make distributions or certain other restricted payments, purchase or redeem capital stock, make investments or extend credit, engage in certain transactions with affiliates, consummate certain asset sales, effect a consolidation or merger, or sell, transfer, lease or otherwise dispose of all or substantially all assets, or create certain liens and other encumbrances on assets. The Unsecured Notes Indenture contains events of default customary for agreements of its type (with customary grace periods and maturity thresholds, as applicable).
In connection with the issuance of the Unsecured Notes, SGI, the Company, the subsidiary guarantors party thereto, and J.P. Morgan Securities LLC, Merrill Lynch, Pierce, Fenner & Smith Incorporated and Deutsche Bank Securities Inc., as representatives for the initial purchasers listed therein, entered into a registration rights agreement, dated November 21, 2014 (the "Unsecured Notes Registration Rights Agreement"). Under the Unsecured Notes Registration Rights Agreement, SGI and the guarantors agreed, for the benefit of the holders of the Unsecured Notes, that they will file with the SEC and use their commercially reasonable efforts to cause to become effective, a registration statement relating to an offer to exchange the Unsecured Notes for an issue of SEC-registered notes (the "Exchange Unsecured Notes") with terms identical to the Unsecured Notes (except that the Exchange Unsecured Notes will not be subject to restrictions on transfer or to any increase in annual interest rate as described below).
Under certain circumstances, including if applicable interpretations of the staff of the SEC do not permit SGI to effect the exchange offer, SGI and the guarantors will use their commercially reasonable efforts to cause to become effective a shelf registration statement relating to resales of the Unsecured Notes and to keep that shelf registration statement effective until the first anniversary of the date such shelf registration statement becomes effective, or such shorter period that will terminate when all Unsecured Notes covered by the shelf registration statement have been sold. The obligation to complete the exchange offer and/or file a shelf registration statement will terminate on the second anniversary of the date of the Unsecured Notes Registration Rights Agreement.
If the exchange offer is not completed (or, if required, the shelf registration statement is not declared effective) on or before February 12, 2016 (subject to the right of the Company to extend such date by up to 90 additional days under customary "blackout" provisions if the Company determines in good faith that it is in possession of material, non-public information), the annual interest rate borne by the Unsecured Notes will be increased by 0.25% per annum for the first 90-day period immediately following such date and by an additional 0.25% per annum with respect to each subsequent 90-day period, up to a maximum additional rate of 1.00% per annum thereafter until the exchange offer is completed, the shelf registration statement is declared effective or the obligation to complete the exchange offer and/or file the shelf registration statement terminates, at which time the interest rate will revert to the original interest rate on the date the Unsecured Notes were originally issued.
Secured Notes
In connection with the Bally acquisition, on November 21, 2014, Escrow Corp. issued $950.0 million in aggregate principal amount of the Secured Notes in a private offering to qualified institutional buyers in accordance with Rule 144A under the Securities Act and to persons outside the United States under Regulation S under the Securities Act. The Secured Notes were issued pursuant to the Secured Notes Indenture. Promptly following consummation of the Bally acquisition, Escrow

SCIENTIFIC GAMES CORPORATION AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(table amounts are presented in millions, except per share amounts)

Corp. merged with and into SGI, with SGI continuing as the surviving corporation, and SGI assumed the obligations of Escrow Corp. under the Secured Notes and the Secured Notes Indenture.
The Secured Notes bear interest at the rate of 7.00% per annum, which accrues from November 21, 2014 and is payable semiannually in arrears on January 1 and July 1 of each year, beginning on July 1, 2015. The Secured Notes mature on January 1, 2022, unless earlier redeemed or repurchased, and are subject to the terms and conditions set forth in the Secured Notes Indenture. In connection with the issuance of the Secured Notes, the Company capitalized financing costs of $19.5 million.
SGI may redeem some or all of the Secured Notes at any time prior to January 1, 2018 at a redemption price equal to 100% of the principal amount of the Secured Notes plus accrued and unpaid interest, if any, to the date of redemption plus a "make whole" premium. SGI may redeem some or all of the Secured Notes at any time on or after January 1, 2018 at the prices specified in the Secured Notes Indenture.
Upon the occurrence of a change of control (as defined in the Secured Notes Indenture), SGI must make an offer to purchase the Secured Notes at a purchase price equal to 101% of the principal amount thereof, plus accrued and unpaid interest, if any, to the date of repurchase. In addition, following an asset sale (as defined in the Secured Notes Indenture) and subject to the limitations contained in the Secured Notes Indenture, SGI must make an offer to purchase certain amounts of the Secured Notes using the net cash proceeds from such asset sale to the extent such proceeds are not applied as set forth in the Secured Notes Indenture, at a purchase price equal to 100% of the principal amount of the Secured Notes to be repurchased, plus accrued interest to the date of repurchase.
The Secured Notes are senior secured obligations of SGI, equally and ratably secured with SGI’s obligations under the credit agreement. The Secured Notes rank equally to all of SGI’s existing and future senior debt and rank senior to all of SGI's existing and future senior subordinated debt. The Secured Notes are guaranteed on a senior secured basis by the Company and all of its wholly-owned U.S. subsidiaries (other than SGI). The Secured Notes are structurally subordinated to all of the liabilities of the Company’s non-guarantor subsidiaries.
The Secured Notes Indenture contains certain covenants that, among other things, limit the Company’s ability, and the ability of certain of its subsidiaries, including SGI, to incur additional indebtedness, pay dividends or make distributions or certain other restricted payments, purchase or redeem capital stock, make investments or extend credit, engage in certain transactions with affiliates, consummate certain asset sales, effect a consolidation or merger, or sell, transfer, lease or otherwise dispose of all or substantially all assets, or create certain liens and other encumbrances on assets. The Secured Notes Indenture contains events of default customary for agreements of its type (with customary grace periods and maturity thresholds, as applicable).
Covenant Compliance
We were in compliance with the covenants under our debt agreements as of December 31, 2014.
Other Debt
During 2014, we repaid in full our $7.4 million China Loan with cash on hand.
Capital Leases
On March 31, 2014, we entered into a new leasing arrangement with ITL for the lease of gaming machines in connection with a long-term services contract with a customer. We completed the placement of the new gaming machines under this contract during the three months ended June 30, 2014 and recorded a capital lease asset and minimum lease liability of $42.8 million. The terms of this leasing arrangement provide for repayment over five years with an interest rate of 3.9%. No additional capital leases were entered into during the year and our remaining capital lease obligation at December 31, 2014 was $35.3 million.
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
Level 3.    Unobservable inputs to the valuation methodology, which are significant to the measurement of the fair value of assets or liabilities. Level 3 inputs also include non-binding market consensus prices or non-binding broker quotes that are unable to be corroborated with observable market data.
The fair value of our financial assets and liabilities is determined by reference to market data and other valuation techniques as appropriate. We believe the fair value of our financial instruments, which are principally cash and cash equivalents, accounts receivable, other current assets, accounts payable and accrued liabilities, approximates their recorded values. Our assets and liabilities measured at fair value on a recurring basis are described below.
Interest rate swaption contract
In January 2014, we entered into a swaption contract with an aggregate notional value of $150.0 million. The swaption gives us the right, but not the obligation, to enter into a swap under which we would pay a fixed rate of 2.151% and receive interest on the notional amount based on a floating three-month LIBOR rate. We paid a premium of $0.9 million at the time we entered into the swaption and have no additional payment obligations. The cash settlement value depends on the extent to which the prevailing three-month LIBOR swap rate exceeds the fixed rate under the swaption. To the extent the prevailing swap rate on the expiration date (April 15, 2015) exceeds the swaption fixed rate a payment would be due to us, which would effectively reduce our future interest costs. To the extent the prevailing swap rate is at or below the swaption fixed rate, we would not exercise the swaption and it would expire with no further cash payment from us or the counterparty.
The swaption is highly effective in offsetting our exposure to the variability of the three-month LIBOR rate associated with our variable rate debt. The effectiveness of the swaption is measured quarterly on a retrospective basis by comparing the cumulative change in the hedging instrument's fair value to the change in the underlying hedged transaction's fair value. In accordance with ASC 815, Derivatives and Hedging (“ASC 815”), we have designated the intrinsic value associated with the swaption as a qualifying hedge. We have elected to exclude the time value, inclusive of premium paid, from our qualifying hedging relationship. As a result, the time value of the swaption will be amortized over the period of the contract and recognized as interest expense in our Consolidated Statements of Operations and Comprehensive Loss. We will recognize all gains and losses associated with the intrinsic value of the swaption in other comprehensive income (loss) in our Consolidated Statements of Operations and Comprehensive Loss until its expiration date. Realized gains, if any, owed by the counterparty at expiration will be recognized as a reduction to interest expense in our Consolidated Statements of Operations and Comprehensive Loss by applying the effective interest method for the applicable periods.
As valuations for comparable swaptions are not publicly available, we categorized the swaption as Level 3 in the fair value hierarchy. We believe the estimated fair value for the swaption we hold is based on the most accurate information available for these types of derivative contracts. For the year ended December 31, 2014, there was no change in fair value associated with the intrinsic value of the swaption. The fair value of the swaption as of December 31, 2014 was $0.2 million, which is recorded in other current assets in our Consolidated Balance Sheets.
Interest rate swap contracts
In August 2013, we entered into forward starting interest rate swap contracts with an aggregate notional value of $500.0 million. In October 2013, we entered into additional forward starting interest rate swap contracts with an aggregate notional value of $200.0 million. These hedges become effective in April 2015 and mature in January 2018. We entered into the forward starting interest rate swap contracts, which are designated as cash flow hedges of the future interest payment transactions in accordance with ASC 815, in order to eliminate the variability of cash flows attributable to the LIBOR component of interest expense to be paid on our variable rate debt. Under these hedges, we will pay interest on the notional amount of debt at a weighted-average fixed rate of 2.151% and receive interest on the notional amount at the greater of 1% or the then prevailing three-month LIBOR rate beginning in April 2015.
These hedges are highly effective in offsetting changes in our future expected cash flows due to fluctuation in the three-month LIBOR rate associated with our variable rate debt. The effectiveness of these hedges is measured quarterly on a

SCIENTIFIC GAMES CORPORATION AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(table amounts are presented in millions, except per share amounts)

retrospective basis by comparing the cumulative change in the hedging instrument's fair value to the change in the hedged transaction's fair value. To the extent these hedges have no ineffectiveness, all gains and losses from these hedges are recorded in other comprehensive income (loss) until the future underlying interest payment transactions occur. Any realized gains or losses resulting from the hedges will be recognized (together with the hedged transaction) as interest expense in our Consolidated Statements of Operations and Comprehensive Loss beginning in June 2015. For the years ended December 31, 2014 and 2013, we recorded a loss, net of tax, representing the change in fair value associated with these hedges of $5.0 million and $1.0 million, respectively, in other comprehensive income (loss) in our Consolidated Statements of Operations and Comprehensive Loss. The fair value of these hedges as of December 31, 2014 was $9.5 million recorded in other long-term liabilities in our Consolidated Balance Sheets. The fair value of these hedges as of December 31, 2013 was $0.4 million recorded in other assets and $1.9 million recorded in other long-term liabilities in our Consolidated Balance Sheets.
Foreign currency forward contracts
During 2012, we entered into foreign currency forward contracts for the sale of Euros for U.S. dollars at a weighted-average rate of 1.319 to hedge a portion of the net investment in one of our subsidiaries that is denominated in Euros. Some of these foreign currency forward contracts settled in 2012. In May 2013, we settled the remaining €20.0 million in aggregate notional amount of the foreign currency forward contracts, which had a weighted-average rate of 1.269%.
We designated the forward contracts as qualified hedges in accordance with ASC 815. Gains and losses from the foreign currency forward contracts were recorded in other comprehensive income (loss) in our Consolidated Balance Sheets until the investment is liquidated.
Other
In accordance with ASC 323, we record our share of a derivative instrument held by LNS, an entity in which we have a 20% equity investment. Changes in the fair value of the derivative instrument are recorded by LNS in other comprehensive income in LNS's statement of comprehensive income. As of December 31, 2014 and 2013, we recorded a loss associated with our share of this derivative instrument of $0.5 million and $0.1 million, respectively, in other comprehensive income (loss) in our Consolidated Statements of Operations and Comprehensive Loss and in equity investments in our Consolidated Balance Sheet.
Notes Receivable
The fair value of notes receivable is estimated by discounting expected future cash flows using current interest rates at which similar loans would be made to borrowers with similar credit ratings and remaining maturities. At December 31, 2014 and 2013, the fair value of the notes receivable, net, approximated the carrying value.
Debt
We believe that the fair value of our fixed interest rate debt approximated $3,652.3 million and $963.0 million as of December 31, 2014 and 2013, respectively, based on quoted market prices for our securities. We believe that the fair value of our variable interest rate debt approximated $4,378.2 million as of December 31, 2014, based on quoted market prices for our securities. We believe that the fair value of our variable interest rate debt as of December 31, 2013 approximated its carrying value, based on quoted market prices for our securities.
Assets and Liabilities Measured at Fair Value on a Non-recurring Basis
Set forth below are the classes of assets and liabilities measured at fair value on a non-recurring basis at December 31, 2014:

SCIENTIFIC GAMES CORPORATION AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(table amounts are presented in millions, except per share amounts)

	Level 1	Level 2	Level 3	Total at December 31, 2014	Total Loss	Valuation Technique	Weighted-Average Discount Rate

Property and Equipment - Maryland contract	$—	$—	$6.4	$3.3	$(3.1)	Discounted Cash Flow	9%

Property and Equipment - Waukegan facility	$—	$—	$30.5	$21.1	$(9.4)	Market Approach	n/a

Equity Investment in Northstar Illinois	$—	$—	$19.7	$—	$(19.7)	Discounted Cash Flow	n/a

Intangibles - Trade Names	$—	$—	$57.0	$51.0	$(6.0)	Royalty Savings Method	8.5%

In accordance with ASC 360, Property, Plant, and Equipment ("ASC 360"), machinery, equipment and deferred installation costs with a carrying amount of $6.4 million were written down to a fair value of $3.3 million, resulting in an impairment charge of $3.1 million, which is included in D&A in our Consolidated Statements of Operations and Comprehensive Loss for the year ended December 31, 2014.
In accordance with ASC 360, property costs with a carrying amount of $30.5 million were written down to a fair value of $21.1 million, resulting in an impairment charge of $9.4 million, which is included in D&A in our Consolidated Statements of Operations and Comprehensive Loss for the year ended December 31, 2014.
During the third quarter of 2014, we concluded that indicators of impairment were present related to our investment in Northstar Illinois as we understand that the Governor’s office of the State of Illinois directed the Illinois Department of Lottery to end the PMA with Northstar Illinois. We recorded an impairment charge of $19.7 million in the third quarter of 2014, which is reflected in earnings (loss) from equity investments in our Consolidated Statements of Operations and Comprehensive Loss.
In accordance with ASC 350, we assess the recoverability of our intangible assets with indefinite useful lives whenever events or changes in circumstances indicate that the carrying value of the asset may not be recoverable. Trade names with a carrying amount of $57.0 million were written down to a fair value of $51.0 million, resulting in an impairment charge of $6.0 million, which is included in D&A in our Consolidated Statements of Operations and Comprehensive Loss for the year ended December 31, 2014.
Set forth below are the classes of assets and liabilities measured at fair value on a non-recurring basis at December 31, 2013:

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

SCIENTIFIC GAMES CORPORATION AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(table amounts are presented in millions, except per share amounts)

In accordance with ASC 360, machinery, equipment and deferred installation costs with a carrying amount of $10.0 million were written down to a fair value of $7.5 million, resulting in an impairment charge of $2.5 million, which is included in D&A in our Consolidated Statements of Operations and Comprehensive Loss for the year ended December 31, 2013.
During the fourth quarter of 2013, we concluded that indicators of potential impairment were present related to our investment in GLB based on continued declines in the operating performance and future projections of its business. To measure the recoverability of the investment, we estimated the fair value of the investment using both a discounted cash flow analysis and a market approach. Based on our valuation, we determined the decline in fair value of our investment in GLB to be other than temporary and that the carrying value of the investment in GLB exceeded its fair value by $6.4 million. We recorded an impairment charge of $6.4 million in the fourth quarter of 2013, which is reflected in earnings (loss) from equity investments in our Consolidated Statements of Operations and Comprehensive Loss.
There were no other assets or liabilities that were measured at fair value on a non-recurring basis as of December 31, 2014.
(17) Stockholders' Equity
The following table sets forth the change in the number of shares of Class A common stock outstanding during the fiscal years ended December 31, 2014 and 2013:

	December 31,
	2014	2013
Shares outstanding as of beginning of period	85.2	84.4
Shares issued as part of equity-based compensation plans and the ESPP, net of shares surrendered	1.9	1.1
Shares repurchased into treasury stock	(2.0)	(0.3)
Shares outstanding as of end of period	85.1	85.2
Treasury Stock
In December 2014, our existing stock repurchase program, which was originally announced in May 2010, expired and was not renewed. Under the program, we were authorized to repurchase, from time to time through open market purchases or otherwise, shares of our outstanding common stock in an aggregate amount up $200.0 million. During the first quarter of 2014, we repurchased 2.0 million shares at an aggregate cost of $29.5 million. Purchases made during 2014 were funded by cash flows from operations, borrowings or a combination thereof. As of the program’s expiration on December 31, 2014, we had $75.0 million remaining available for potential repurchases under the program which expired.
During 2013, we repurchased approximately 0.1 million shares under the repurchase program at an aggregate cost of $0.8 million. As of December 31, 2013, we had $104.5 million available for potential repurchases under the program. Purchases made during 2013 were funded by cash flows from operations, borrowings, or a combination thereof.
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
Our ESPP allows for a total of up to 1.0 million shares of Class A common stock to be purchased by eligible employees under offerings made each January 1 and July 1. Employees participate through payroll deductions up to a maximum of 15% of eligible compensation. The term of each offering period is six months and shares are purchased on the last day of the offering period at a 15% discount to the stock's market value. For offering periods in 2014, 2013 and 2012, we issued a total of 170 thousand, 58 thousand and 85 thousand shares, respectively, of common stock at an average price of $10.01,

SCIENTIFIC GAMES CORPORATION AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(table amounts are presented in millions, except per share amounts)

$11.62 and $7.32 per share, respectively. As of December 31, 2014, we had approximately 128 thousand shares of the 1.0 million authorized shares of common stock available to be granted under the ESPP.
The Company may grant certain awards the vesting of which is contingent upon the Company achieving certain performance targets. Upon determining that the performance target is probable, the fair value of the award is recognized over the service period, subject to potential adjustment.
When we acquired WMS in October 2013, we assumed the WMS Incentive Plan, renaming it the Scientific Games Corporation Incentive Plan (2013 Restatement) (the "Legacy WMS Plan"). WMS stockholders had approved the Legacy WMS Plan and the number of shares reserved for issuance thereunder. As contemplated by our merger agreement with WMS, most WMS equity awards outstanding at the time of the WMS acquisition were settled by payment of cash, but certain of the more recently granted WMS awards were assumed and adjusted (using a customary exchange ratio based on the stock prices of WMS and the Company at the time of the acquisition) to become awards relating to our common stock. In addition, as permitted by applicable stock exchange rules, at the time of the acquisition (after applying the customary exchange ratio), we assumed shares available for equity awards under the WMS Legacy Plan that totaled (after adjustment using the customary exchange ratio) approximately 5.6 million shares of our common stock.
At our annual meeting of stockholders on June 11, 2014, our stockholders approved an amendment and restatement of the Company’s 2003 Incentive Compensation Plan (the "2003 Plan"). Under the amended and restated 2003 Plan, the Legacy WMS Plan was merged into the 2003 Plan. As a result, the shares reserved and available under the two plans were combined into a single share pool, with such shares available for equity awards to any employee, non-employee director or other eligible service provider of the Company or its subsidiaries, including WMS. In order to account for a share counting rule under the Legacy WMS Plan under which each share delivered in settlement of a “full-value” award (e.g., an RSU) was counted as 1.8 shares against the shares reserved under the Legacy WMS Plan, only 55.55% of the shares that nominally would be available for future grants under the Legacy WMS Plan were included in the combined share pool in the merger of the two plans.
As a result of merging the Legacy WMS Plan and the Legacy Bally Plan into the 2003 Plan, as of December 31, 2014, we had approximately 21.3 million shares of common stock authorized for awards under the 2003 Plan (plus available shares from a pre-existing equity-based compensation plan). As of December 31, 2014, we had approximately 8.9 million shares available for grants of equity awards to our employees under our amended and restated 2003 Plan plus available shares from the pre-existing equity-based compensation plans (excluding 0.1 million shares available under our ESPP). We have outstanding stock options granted as part of inducement stock option awards that were not approved by our stockholders, as permitted by applicable stock exchange rules.
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
Stock Options
A summary of the changes in stock options outstanding under our equity-based compensation plans during 2014 is presented below:

	Number of Options	Weighted Average Remaining Contract Term (Years)	Weighted Average Exercise Price	Aggregate Intrinsic Value
Options outstanding as of December 31, 2013	2.6	4.2	$10.46	$17.8
Granted	0.6		$13.98	—
Exercised	(0.2)		$9.11	$0.6
Cancelled	(1.4)		$10.86	—
Options outstanding as of December 31, 2014	1.6	6.3	$11.61	$4.0
Options exercisable as of December 31, 2014	0.9	4.7	$10.74	$2.7
Options expected to vest after December 31, 2014	0.7	8.5	$12.69	$1.2

SCIENTIFIC GAMES CORPORATION AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(table amounts are presented in millions, except per share amounts)

The weighted-average grant date fair value of options granted during 2014, 2013 and 2012 was $7.69, $10.16 and $4.65, respectively. The aggregate intrinsic value of the options exercised during the years ended December 31, 2013 and 2012 was approximately $0.6 million and $0.5 million, respectively.
The fair value of each option grant is estimated on the date of grant using the Black-Scholes option pricing model. The weighted-average assumptions used in the model are outlined in the following table:

	2014	2013	2012
Assumptions:
Expected volatility	57%	60%	56%
Risk-free interest rate	2.3%	2.2%	1.3%
Dividend yield	—	—	—
Expected life (in years)	6	6	6
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
For the years ended December 31, 2014, 2013 and 2012, we recognized stock-based compensation expense of $2.2 million, $2.0 million and $4.3 million, respectively, and the related tax benefit of $0.8 million, $0.7 million and $1.7 million, respectively, related to the vesting of stock options. At December 31, 2014, we had $3.4 million of unrecognized stock-based compensation expense relating to unvested stock options that will be amortized over a weighted-average period of approximately two years. During the year ended December 31, 2014, we received $1.7 million in cash from the exercise of stock options. The actual tax benefit realized for the tax deductions from the exercise of stock options totaled $0.7 million for the year ended December 31, 2014.
Restricted Stock Units
A summary of the changes in RSUs outstanding under our equity-based compensation plans during 2013 is presented below:

	Number of Restricted Stock Units	Weighted Average Grant Date Fair Value
Unvested RSUs as of December 31, 2013	5.2	$11.93
Granted	3.2	$13.86
Vested	(2.6)	$11.53
Cancelled	(0.8)	$13.82
Unvested RSUs as of December 31, 2014	5.0	$13.12
The weighted-average grant date fair value of RSUs granted during 2013 and 2012 was $12.49 and $12.23, respectively. The fair value of each RSU grant is based on the market value of our common stock at the time of grant. During the years ended December 31, 2014, 2013 and 2012, we recognized stock-based compensation expense of $21.5 million, $19.7 million and $19.7 million, respectively, and the related tax benefits of $7.8 million, $7.2 million and $7.4 million, respectively, related to the vesting of RSUs. At December 31, 2014, we had $51.4 million of unrecognized stock-based compensation relating to unvested RSUs that will be amortized over a weighted-average period of approximately two years. The fair value at vesting date of RSUs vested during the years ended December 31, 2014, 2013 and 2012 was $35.2 million, $11.0 million and $14.3 million, respectively.
Other Incentive Compensation
In December 2010, the Company adopted a performance-based incentive compensation plan relating to our Asia-Pacific business. The purpose of the Asia-Pacific Plan is to provide an equitable and competitive compensation opportunity to certain key employees and consultants of the Company who are involved in the Company's Asia-Pacific Business and to promote the creation of long-term value for our stockholders by directly linking Asia-Pacific Plan participants' compensation

SCIENTIFIC GAMES CORPORATION AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(table amounts are presented in millions, except per share amounts)

under the plan to the appreciation in value of such business. Each participant will be eligible to receive a cash payment following the end of 2014 equal to a pre-determined share of an Asia-Pacific Business incentive compensation pool. The incentive compensation pool will equal a certain percentage of the growth in the value of the Asia-Pacific Business over four years, calculated in the manner provided under the Asia-Pacific Plan and subject to a cap of (1) $35.0 million, in the event an Asia-Pacific Business liquidity event does not occur by December 31, 2014 or (2) $50.0 million, in the event an Asia-Pacific Business liquidity event occurs by December 31, 2014. An "Asia-Pacific Business liquidity event" means an initial public offering of at least 20% of the Asia-Pacific Business or a strategic investment by a third-party to acquire at least 20% of the Asia-Pacific Business, in each case, that is approved by the Company. Our accrual recorded in other long-term liabilities related to the Asia-Pacific Plan was $0.8 million and $1.9 million as of December 31, 2014 and 2013, respectively.
(19) Pension and Other Post-Retirement Plans
We have defined benefit pension plans for our U.K.-based union employees (the "U.K. Plan") and certain Canadian-based employees (the "Canadian Plan"). Retirement benefits under the U.K. Plan are generally based on an employee's average compensation over the two years preceding retirement. Retirement benefits under the Canadian Plan are generally based on the number of years of credited service. Our policy is to fund the minimum contribution permissible by the applicable authorities. We estimate that $2.1 million will be contributed to the pension plans in fiscal year 2015.
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

SCIENTIFIC GAMES CORPORATION AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(table amounts are presented in millions, except per share amounts)

	December 31,
	2014	2013
Change in benefit obligation:
Benefit obligation at beginning of year	$113.3	$105.9
Service cost	2.2	2.5
Interest cost	4.9	4.7
Prior service cost	—	—
Participant contributions	1.0	1.2
Curtailments	0.2	0.2
Actuarial loss	15.5	3.5
Benefits paid	(2.7)	(2.8)
Settlement payments	—	—
Other, principally foreign exchange	(7.8)	(1.9)
Benefit obligation at end of year	$126.6	$113.3
Change in plan assets:
Fair value of plan assets at beginning of year	$103.3	$88.0
Business sale	—	—
Actual gain on plan assets	9.9	14.9
Employer contributions	2.1	3.3
Participant contributions	1.0	1.2
Benefits paid	(2.7)	(2.8)
Settlement payments	—	—
Other, principally foreign exchange	(7.2)	(1.3)
Fair value of assets at end of year	$106.4	$103.3
Amounts recognized in the consolidated balance sheets:
Funded status (current)	$—	$—
Funded status (non-current)	(20.2)	(10.0)
Accumulated other comprehensive income (pre-tax):	—	—
Unrecognized actuarial loss	23.3	12.6
Unrecognized prior service cost	(2.5)	(3.0)
Net amount recognized	$0.6	$(0.4)

The following table presents the components of our net periodic pension cost:

	December 31,
	2014	2013	2012
Components of net periodic pension benefit cost:
Service cost	$2.2	$2.5	$2.1
Interest cost	4.9	4.7	4.7
Expected return on plan assets	(6.6)	(5.5)	(5.2)
Amortization of actuarial gains/losses	0.6	1.0	0.8
Curtailments	0.1	0.1	—
Amortization of unrecognized prior service cost	(0.2)	(0.3)	(0.2)
Net periodic cost	$1.0	$2.5	$2.2
The accumulated benefit obligation for all defined benefit pension plans was $124.9 million and $112.4 million as of December 31, 2014 and 2013, respectively. The underfunded status of our defined benefit pension plans recorded as a liability in our Consolidated Balance Sheets as of December 31, 2014 and 2013 was $20.2 million and $10.0 million, respectively.

SCIENTIFIC GAMES CORPORATION AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(table amounts are presented in millions, except per share amounts)

The amounts included in accumulated other comprehensive (loss) income as of December 31, 2014 expected to be recognized as components of net periodic pension cost during the fiscal year ending December 31, 2015 are presented below:

Net (gain) or loss	$1.1
Net prior service cost	(0.2)
Net amount expected to be recognized	$0.9
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
The U.K. Plan investment policy is to maximize long-term financial return commensurate with security and minimizing risk. This is achieved by holding a portfolio of marketable investments that avoids over-concentration of investment and spreads assets both over industries and geographies. In setting investment strategy, the trustees considered the lowest risk strategy that they could adopt in relation to the U.K. Plan's liabilities and designed an asset allocation to achieve a higher return while maintaining a cautious approach to meeting the plan's liabilities. The trustees undertook a review of investment strategy and took advice from their investment advisors. They considered a full range of asset classes, the risks and rewards of a range of alternative asset allocation strategies, the suitability of each asset class and the need for appropriate diversification. The current strategy is to hold approximately 35% in a global return fund, approximately 20% in U.K. equities, approximately 15% in non-U.K. equities, approximately 15% in long lease property, approximately 10% in corporate bonds and approximately 5% in real estate.
The fair value of the U.K. Plan assets at December 31, 2014 by asset category is presented below:

Asset Category	Market Value at December 31, 2014	Quoted Prices in Active Markets for Identical Assets (Level 1)	Significant Observable Inputs (Level 2)	Significant Unobservable Inputs (Level 3)
Equity securities in U.K. companies (a)	$15.2	$—	$15.2	$—
Equity securities in non-U.K. companies (a)	10.3	—	10.3	—
Global return fund (a)	19.3	—	19.3	—
Corporate bonds (a)	6.1	—	6.1	—
Real estate	12.5	—	—	12.5
Cash (b)	0.3	0.3	—	—
Total pension assets	$63.7	$0.3	$50.9	$12.5
_______________________________________________________________________________

(a)	The assets are invested through managed funds that are valued using inputs derived principally from quoted prices in active markets for the underlying assets in the fund.

(b)	The fair value of cash equals its book value.
The change in fair value of the pension assets during 2014 valued using significant unobservable inputs (Level 3) is presented below:

SCIENTIFIC GAMES CORPORATION AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(table amounts are presented in millions, except per share amounts)

General Account
Beginning balance at December 31, 2013	$11.8
Purchases	0.1
Unrealized gain on asset still held at December 31, 2014	0.6

Ending balance at December 31, 2014	$12.5

The fair value of the U.K. Plan assets at December 31, 2013 by asset category is presented below:

Asset Category	Market Value at December 31, 2013	Quoted Prices in Active Markets for Identical Assets (Level 1)	Significant Observable Inputs (Level 2)	Significant Unobservable Inputs (Level 3)
Equity securities in U.K. companies (a)	$16.0	$—	$16.0	$—
Equity securities in non-U.K. companies (a)	9.6	—	9.6	—
Global return fund (a)	19.4	—	19.4	—
Corporate bonds (a)	5.4	—	5.4	—
Real estate	11.8	—	—	11.8
Cash (b)	0.4	0.4	—	—
Total pension assets	$62.6	$0.4	$50.4	$11.8
_______________________________________________________________________________

(a)	The assets are invested through managed funds that are valued using inputs derived principally from quoted prices in active markets for the underlying assets in the fund.

(b)	The fair value of cash equals its book value.
The change in fair value of the pension assets during 2013 valued using significant unobservable inputs (Level 3) is presented below:

General Account
Beginning balance at December 31, 2012	$10.4
Purchases	0.1
Unrealized gain on asset still held at December 31, 2013	1.3

Ending balance at December 31, 2013	$11.8
Canadian Plan
The Canadian Plan investment policy is to maximize long-term financial return commensurate with security and minimizing risk. This is achieved by holding a portfolio of marketable investments that avoids over-concentration of investment and spreads assets both over industries and geographies. In setting investment strategy, the Company considered the lowest risk strategy that it could adopt in relation to the Canadian Plan's liabilities and designed the asset allocation to achieve a higher return while maintaining a cautious approach to meeting the plan's liabilities. The Company considered a full range of asset classes, the risks and rewards of a range of alternative asset allocation strategies, the suitability of each asset class and the need for appropriate diversification. The current strategy is to hold approximately 20% in Canadian equities, approximately 40% in non-Canadian equities and approximately 40% in bonds.

SCIENTIFIC GAMES CORPORATION AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(table amounts are presented in millions, except per share amounts)

The fair value of the Canadian Plan assets at December 31, 2014 by asset category is presented below:

Asset Category	Market Value at December 31, 2014	Quoted Prices in Active Markets for Identical Assets (Level 1)	Significant Observable Inputs (Level 2)	Significant Unobservable Inputs (Level 3)
Equity securities in Canadian companies (a)	$7.9	$7.3	$0.6	$—
Equity securities in non-Canadian companies (a)	18.7	18.7	—	—
Government bonds	6.5	—	6.5	—
Corporate bonds	9.1	—	9.1	—
Corporate bonds in non-Canadian companies	—	—	—	—
Other short-term investment (b)	0.4	0.4	—
Cash and cash equivalents (c)	0.3	0.3	—	—
Total pension assets	$42.9	$26.7	$16.2	$—
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

(c)	The carrying value of cash and cash equivalents approximates fair value because of the short-term maturity of these instruments.
The fair value of the Canadian Plan assets at December 31, 2013 by asset category is presented below:

Asset Category	Market Value at December 31, 2013	Quoted Prices in Active Markets for Identical Assets (Level 1)	Significant Observable Inputs (Level 2)	Significant Unobservable Inputs (Level 3)
Equity securities in Canadian companies (a)	$8.0	$8.0	$—	$—
Equity securities in non-Canadian companies (a)	18.2	18.2	—	—
Government bonds	5.8	—	5.8	—
Corporate bonds	8.0	—	8.0	—
Corporate bonds in non-Canadian companies	—	—	—	—
Other short-term investment (b)	0.6	0.6	—
Cash and cash equivalents (c)	0.2	0.2	—	—
Total pension assets	$40.8	$27.0	$13.8	$—
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

SCIENTIFIC GAMES CORPORATION AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(table amounts are presented in millions, except per share amounts)

The table below presents the weighted-average actuarial assumptions used to determine the benefit obligation and net periodic benefit cost for the U.K. Plan and the Canadian Plan.

	U.K. Plan			Canadian Plan
	2014	2013	2012	2014	2013	2012
Discount rates:
Benefit obligation	3.70%	4.40%	4.50%	4.00%	5.00%	4.50%
Net periodic pension cost	4.40%	4.50%	4.80%	5.00%	4.50%	5.30%
Rate of compensation increase	2.00%	2.00%	2.00%	3.00%	3.00%	3.25%
Expected return on assets	7.50%	6.70%	6.80%	6.50%	6.50%	6.50%
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
The following benefit payments, which reflect expected future service, as appropriate, are expected to be paid:

Year	U.K. Plan	Canadian Plan
2015	$1.0	$1.4
2016	$1.0	$1.5
2017	$1.0	$1.6
2018	$1.0	$1.7
2019	$1.1	$1.9
2020 - 2024	$5.7	$12.7
U.S. Plan
We have a 401(k) plan for U.S.-based employees. Those employees who participate in our 401(k) plan are eligible to receive matching contributions from us for the first 6% of participant contributions. We match contributions of 37.5% of any participant's contributions, up to the first 6% of their compensation (as defined in the plan document). Contribution expense for the years ended December 31, 2014, 2013 and 2012 amounted to $1.9 million, $1.8 million and $1.7 million, respectively. In connection with the WMS acquisition, we assumed WMS' existing 401(k) plan. The plan covers full-time employees of WMS and provides for contributions of up to 4.5% of covered employees’ compensation as defined in the plan. Contribution expense for the year ended December 31, 2014 and the 74 days subsequent to the acquisition in 2013 were $5.0 million and $0.2 million, respectively. In connection with the Bally acquisition, we assumed Bally's existing 401(k) plan. The plan was adopted for domestic employees of Bally Technologies, Inc. and all its domestic subsidiaries and matches 50% of any participant's contributions, up to the first 6% of their compensation (as defined in the plan document). Contribution expense for the 40 days subsequent to the acquisition was $0.2 million.
(20) Accumulated Other Comprehensive (Loss) Income
The accumulated balances for each classification of comprehensive (loss) income are presented below:

SCIENTIFIC GAMES CORPORATION AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(table amounts are presented in millions, except per share amounts)

	Foreign Currency Items	Derivative Financial Instruments (1)	Unrecognized pension benefit costs, net of taxes (2)	Accumulated Other Comprehensive (Loss) Income
Balance at January 1, 2012	$(20.7)	0.4	(12.5)	(32.8)
Change during period	30.5	0.9	(0.8)	30.6
Change in LNS derivative financial instrument	—	(0.5)	—	(0.5)
Reclassified into operations	—	—	(0.3)	(0.3)
Balance at December 31, 2012	$9.8	0.8	(13.6)	(3.0)
Change during period	18.2	(2.1)	5.5	21.6
Change in LNS derivative financial instrument	—	(0.1)	—	(0.1)
Reclassified into operations	—	—	(0.2)	(0.2)
Balance at December 31, 2013	$28.0	(1.4)	(8.3)	18.3
Change during period	(97.4)	(6.1)	(8.5)	(112.0)
Change in LNS derivative financial instrument	—	(0.5)	—	(0.5)
Reclassified into operations	—	—	(0.2)	(0.2)
Balance at December 31, 2014	$(69.4)	(8.0)	(17.0)	(94.4)
_______________________________________________________________________________

(1)
The change during the period is net of income taxes of $0.0 million, $(1.0) million and $0.5 million in 2014, 2013 and 2012, respectively. We have recorded $0.5 million representing our share of the derivative instrument held by LNS.

(2)	The change during the period is net of income taxes of $(2.6) million, $(2.0) million and $0.3 million in 2014, 2013 and 2012, respectively.
(21) Income Tax Expense
The components of net loss from continuing operations before income tax expense are presented below:

	Years Ended December 31,
	2014	2013	2012
United States	$(595.1)	$(170.3)	$(98.2)
Foreign	100.2	27.0	75.0
Net loss from continuing operations before income tax expense	$(494.9)	$(143.3)	$(23.2)
The components of income tax (benefit) expense are presented below:

	Years Ended December 31,
	2014	2013	2012
Current
U.S. Federal	$(14.4)	$—	$(0.1)
U.S. State	0.3	(0.6)	(0.1)
Foreign	17.8	13.6	16.0
Total	3.7	13.0	15.8
Deferred
U.S. Federal	(234.6)	(119.1)	3.2
U.S. State	(21.2)	(9.4)	0.7
Foreign	(8.5)	(2.2)	1.0
Total	(264.3)	(130.7)	4.9
Total income tax (benefit) expense	$(260.6)	$(117.7)	$20.7

SCIENTIFIC GAMES CORPORATION AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(table amounts are presented in millions, except per share amounts)

The reconciliation of the U.S. federal statutory tax rate to the actual tax rate is presented below:

	Years Ended December 31,
	2014	2013	2012
Statutory U.S. federal income tax rate	35.0%	35.0%	35.0%
U.S. state income taxes, net of federal benefit	4.3%	6.9%	14.8%
Federal benefit of R&D and AMT credits, net	2.0%	0.5%	9.9%
Foreign earnings at lower rates than U.S. federal rate	(0.5)%	(1.4)%	39.7%
Federal (benefit) U.S. permanent differences	(3.2)%	(8.8)%	(116.1)%
Federal valuation allowance adjustments	13.2%	47.7%	(72.7)%
Other	1.8%	2.2%	0.2%
Effective income tax rate	52.6%	82.1%	(89.2)%
The effective income tax rates for the years ended December 31, 2014 and 2013 were 52.6% and 82.1% respectively. After considering the net deferred tax liabilities resulting from the Bally acquisition, the Company recorded a net release of the valuation allowance related to its net U.S. deferred tax assets in the amount of $79.1 million. Our 2014 effective income tax rate on foreign earnings is impacted by the mix of income and the statutory tax rates in our foreign jurisdictions, which range from a low of 0% to a high of 35%. The foreign jurisdictions that had the most impact on our foreign income tax expense (benefit) in 2014 included Austria, Bermuda, Canada, Ireland, Mexico and the U.K.
Deferred income taxes reflect the net tax effects of temporary differences between the carrying amounts of assets and liabilities for financial reporting purposes and the amounts used for income tax purposes.
The deferred income tax balances are established using the enacted statutory tax rates and are adjusted for changes in such rates in the period of change.

SCIENTIFIC GAMES CORPORATION AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(table amounts are presented in millions, except per share amounts)

	December 31,
	2014	2013
Deferred tax assets:
Inventory valuation	$25.2	$19.1
Reserves and other accrued expenses	70.1	34.2
Compensation not currently deductible	15.2	17.1
Employee pension benefit included in other comprehensive (loss) income	5.6	3.3
Unrealized losses and income from derivative financial instruments included in other comprehensive (loss) income	0.6	0.9
Share-based compensation	10.5	11.1
Net operating loss carry forwards	403.3	236.6
Tax credit carry forwards	40.4	35.5
Valuation allowance	(107.3)	(178.7)
Realizable deferred tax assets	463.6	179.1
Deferred tax liabilities:
Deferred costs and prepaid expenses	(41.1)	(5.1)
Differences in financial reporting and tax basis for:
Property and equipment	(84.3)	(34.1)
Identifiable intangible assets	(880.1)	(220.2)
Total deferred tax liabilities	(1,005.5)	(259.4)
Net deferred tax liabilities on balance sheet	(541.9)	(80.3)
Reported As:
Current deferred tax assets	72.8	35.1
Non-current deferred tax assets	18.6	22.6
Current deferred tax liabilities	(4.5)	—
Non-current deferred tax liabilities	(628.8)	(138.0)
Net deferred tax liabilities on the balance sheet	$(541.9)	$(80.3)
In accordance with ASC 740, Income Taxes ("ASC 740"), the current and non-current components of our deferred tax balances are generally based on the balance sheet classification of the asset or liability creating the temporary difference. If the deferred tax asset or liability is not related to a component of our balance sheet, such as our net operating loss ("NOL") carry forwards, the classification is presented based on the expected reversal date of the temporary difference. Our valuation allowance has been classified as current or non-current based on the percentage of current and non-current deferred tax assets to total deferred tax assets.
At December 31, 2014, we had NOL carry forwards (tax-effected) for federal, state and foreign income tax purposes of $279.3 million, $57.0 million and $67.0 million, respectively. If not utilized, the federal and state tax loss carry forwards will expire through 2034. Certain of our federal NOL carry forwards are limited due to prior-year changes in ownership. The foreign NOL carry forwards of $67.0 million can be carried forward for periods that vary from ten years to indefinitely.
As a result of certain realization requirements of ASC 718, Compensation—Stock Compensation, the deferred tax asset for the NOL in the table of deferred tax assets and liabilities above does not include tax deductions related to equity compensation that are greater than the compensation recognized for financial reporting. Equity will increase by $8.4 million if and when such deferred tax assets are ultimately realized. We use ASC 740 ordering when determining when excess tax benefits have been realized.
We have foreign tax credit carry forwards of $17.2 million which if unutilized will expire through 2023, R&D tax credit carry forwards of $18.8 million which if unutilized will expire through 2034, alternative minimum tax credit carry forwards of $2.1 million which can be carried forward indefinitely and state tax credits of $2.3 million which if unutilized will expire through 2023.

SCIENTIFIC GAMES CORPORATION AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(table amounts are presented in millions, except per share amounts)

At December 31, 2014 and 2013, we had a valuation allowance of $107.3 million and $178.7 million, respectively, against the U.S. and foreign deferred tax assets that, in the judgment of management, are more likely than not to expire before they can be utilized. In assessing the recoverability of our deferred tax assets, we analyzed all evidence, both positive and negative. We considered, among other things, our deferred tax liabilities, our historical earnings and losses, projections of future income, and tax-planning strategies available to us in the relevant jurisdiction.
At December 31, 2014 and 2013, we had valuation allowances of $10.4 million and $74.7 million, respectively, against the benefit of U.S. federal deferred tax assets related to capital assets and valuation allowances of $36.5 million and $33.8 million, respectively, against the benefit of state deferred tax assets.
At December 31, 2014 and 2013, we had valuation allowances of $11.2 million and $18.2 million, respectively, against the benefit of the deferred tax assets related to the U.S. foreign tax credit carry forwards.
At December 31, 2014 and 2013, we had valuation allowances of $49.2 million and $51.9 million, respectively, against the benefit of the deferred tax assets related to foreign NOL carry forwards to measure them at their expected realizable value.
The net decrease in the Company's total U.S. and foreign valuation allowances for 2014 was $71.4 million and the net decrease for 2013 was $62.5 million.
We have certain foreign subsidiaries in which the cumulative amount of earnings is expected to be permanently invested and other foreign subsidiaries in which the earnings are not expected to be permanently invested. Deferred taxes have not been provided on the excess of book basis over tax basis in the shares of certain foreign subsidiaries because these basis differences are not expected to reverse in the foreseeable future and are essentially permanent in duration. Our intention is to continue to reinvest the earnings of those foreign subsidiaries indefinitely. The estimated cumulative amount of earnings from foreign subsidiaries that are treated as permanently invested outside of the U.S. was $338.3 million as of December 31, 2014. We do not believe it is practicable to estimate with reasonable accuracy the hypothetical amount of the unrecognized deferred tax liability on our undistributed foreign earnings given the large number of tax jurisdictions involved and the many factors and assumptions required to estimate the amount of the U.S. federal income tax on the undistributed earnings.
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
The total amount of unrecognized tax benefits as of December 31, 2014 was $13.9 million. Of this amount, $13.9 million, if recognized, would be included in our Consolidated Statements of Operations and Comprehensive Loss and have an impact on our effective tax rate. The Company does not anticipate a material reduction of its liability for unrecognized tax benefits before December 31, 2015.
We recognize interest accrued for unrecognized tax benefits in interest expense and recognize penalties in income tax expense. The amount recognized for interest and penalties during the years ended December 31, 2014, 2013 and 2012 was not material. We had $1.0 million and $0.4 million for the payment of interest and penalties accrued at December 31, 2014 and 2013, respectively.
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
The Company had the following activity for unrecognized tax benefits:

SCIENTIFIC GAMES CORPORATION AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(table amounts are presented in millions, except per share amounts)

	Year Ended December 31,
	2014	2013	2012
Balance at beginning of period	$8.1	$1.8	$1.9
Tax positions related to current year additions	0.5	—	—
Additions for tax positions of prior years	—	7.2	0.1
Tax positions related to prior years reductions	(3.5)	(0.8)	—
Reductions due to lapse of statute of limitations on tax positions	—	(0.1)	—
Current year acquisitions	9.8	—	—
Settlements	(1.0)	—	(0.2)
Balance at end of period	$13.9	$8.1	$1.8
(22) Litigation
The Company is involved in various legal proceedings, including those discussed below. We record an accrual for legal contingencies when it is both probable that a liability will be incurred and the amount or range of the loss can be reasonably estimated (although, as discussed below, there may be an exposure to loss in excess of the accrued liability). We evaluate our accruals for legal contingencies at least quarterly and, as appropriate, establish new accruals or adjust existing accruals to reflect (1) the facts and circumstances known to us at the time, including information regarding negotiations, settlements, rulings and other relevant events and developments, (2) the advice and analyses of counsel and (3) the assumptions and judgment of management. Legal costs associated with our legal proceedings are expensed as incurred. We had accrued liabilities of $47.3 million and $25.9 million for all of our legal matters that were contingencies as of December 31, 2014 and 2013, respectively.
Substantially all of our legal contingencies are subject to significant uncertainties and, therefore, determining the likelihood of a loss and/or the measurement of any loss involves a series of complex judgments about future events. Consequently, the ultimate outcomes of our legal contingencies could result in losses in excess of amounts we have accrued. We may be unable to estimate a range of possible losses for some matters pending against the Company or its subsidiaries, even when the amount of damages claimed against the Company or its subsidiaries is stated because, among other things: (1) the claimed amount may be exaggerated or unsupported; (2) the claim may be based on a novel legal theory or involve a large number of parties; (3) there may be uncertainty as to the likelihood of a class being certified or the ultimate size of the class; (4) there may be uncertainty as to the outcome of pending appeals or motions; (5) the matter may not have progressed sufficiently through discovery or there may be significant factual or legal issues to be resolved or developed; and/or (6) there may be uncertainty as to the enforceability of legal judgments and outcomes in certain jurisdictions. Other matters have progressed sufficiently that we are able to estimate a range of possible loss. For those legal contingencies disclosed below as to which a loss is reasonably possible, whether in excess of a related accrued liability or where there is no accrued liability, and for which we are able to estimate a range of possible loss, the current estimated range is up to approximately $14.5 million in excess of the accrued liabilities (if any) related to those legal contingencies. This aggregate range represents management’s estimate of additional possible loss in excess of the accrued liabilities (if any) with respect to these matters based on currently available information, including any damages claimed by the plaintiffs, and is subject to significant judgment and a variety of assumptions and inherent uncertainties. For example, at the time of making an estimate, management may have only preliminary, incomplete, or inaccurate information about the facts underlying a claim; its assumptions about the future rulings of the court or other tribunal on significant issues, or the behavior and incentives of adverse parties, regulators, indemnitors or co‑defendants, may prove to be wrong; and the outcomes it is attempting to predict are often not amenable to the use of statistical or other quantitative analytical tools. In addition, from time to time an outcome may occur that management had not accounted for in its estimate because it had considered that outcome to be remote. Furthermore, as noted above, the aggregate range does not include any matters for which the Company is not able to estimate a range of possible loss. Accordingly, the estimated aggregate range of possible loss does not represent our maximum loss exposure. Any such losses could have a material adverse impact on our results of operations, cash flows and financial condition. The legal proceedings underlying the estimated range will change from time to time, and actual results may vary significantly from the current estimate.
Colombia Litigation
Our subsidiary, SGI, owned a minority interest in Wintech de Colombia S.A., or Wintech (now liquidated), which formerly operated the Colombian national lottery under a contract with Empresa Colombiana de Recursos para la Salud, S.A. (together with its successors, "Ecosalud"), an agency of the Colombian government. The contract provided for a penalty against Wintech, SGI and the other shareholders of Wintech of up to $5.0 million if certain levels of lottery sales were not achieved. In

SCIENTIFIC GAMES CORPORATION AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(table amounts are presented in millions, except per share amounts)

addition, SGI delivered to Ecosalud a $4.0 million surety bond as a further guarantee of performance under the contract. Wintech started the instant lottery in Colombia but, due to difficulties beyond its control, including, among other factors, social and political unrest in Colombia, frequently interrupted telephone service and power outages, and competition from another lottery being operated in a province of Colombia that we believe was in violation of Wintech’s exclusive license from Ecosalud, the projected sales level was not met for the year ended June 30, 1993.
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
In June 1999, Ecosalud filed a collection proceeding against SGI to enforce the liquidation resolution and recover the claimed damages. In May 2013, the Tribunal denied SGI’s merit defenses to the collection proceeding and issued an order of payment of approximately 90 billion Colombian pesos (approximately $36 million based on the current exchange rate) plus default interest (potentially accrued since 1994). SGI has filed an appeal to the Council of State, which appeal has stayed the payment order.
SGI believes it has various defenses, including on the merits, against Ecosalud’s claims. Although we believe these claims will not result in a material adverse effect on our consolidated results of operations, cash flows or financial position, it is not feasible to predict the final outcome, and there can be no assurance that these claims will not ultimately be resolved adversely to us or result in material liability.
SNAI Litigation
On April 16, 2012, certain VLTs operated by SNAI in Italy and supplied by Barcrest erroneously printed what appeared to be winning jackpot and other tickets with a face amount in excess of €400.0 million. SNAI has stated, and system data confirms, that no jackpots were actually won on that day. The terminals have been deactivated by the Italian regulatory authority. Following the incident, we understand that the Italian regulatory authority revoked the certification of the version of the gaming system that Barcrest provided to SNAI and fined SNAI €1.5 million, but determined to not revoke SNAI’s concession to operate VLTs in Italy.
In October 2012, SNAI filed a lawsuit in the Court of First Instance of Rome in Italy against Barcrest and Global Draw, our subsidiary which acquired Barcrest from IGT‑UK Group Limited, a subsidiary of IGT, claiming liability based on breach of contract and tort. The lawsuit sought to terminate SNAI’s agreement with Barcrest and damages arising from the deactivation of the terminals, including among other things, lost profits, expenses and costs, potential awards to players who have sought to enforce what appeared to be winning jackpot and other tickets, compensation for lost profits sought by managers of the gaming locations where SNAI VLTs supplied by Barcrest were installed, damages to commercial reputation and any future damages arising from SNAI’s potential loss of its concession or inability to obtain a new concession. In June 2013, Barcrest and Global Draw filed a counterclaim based on SNAI’s alleged breach of contract.
In September 2013, Global Draw brought an action against IGT‑UK Group Limited and IGT in the High Court of Justice (Commercial Court) in London, England seeking relief under the indemnification and warranty provisions contained in the agreement pursuant to which Barcrest was acquired from IGT‑UK Group, including in connection with the April 2012 incident and a number of ancillary matters. In November 2013, IGT‑UK Group Limited filed a defense in which it denied Global Draw’s claims and counterclaimed based on Global Draw’s alleged breach of contract in connection with another ancillary matter. In September 2014, Global Draw’s motion for summary judgment was granted in respect of one of the ancillary matters but denied in respect of the April 2012 incident. Accordingly, the parties are scheduled to proceed to trial relating to the April 2012 incident and the other remaining issues in May 2015.

SCIENTIFIC GAMES CORPORATION AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(table amounts are presented in millions, except per share amounts)

In February 2015, we entered into a settlement agreement with SNAI that provides, among other things, for us to make a €25.0 million upfront payment to SNAI and to indemnify SNAI against certain potential future losses. In connection with the settlement, the parties’ pending claims in the Court of First Instance of Rome were dismissed on February 19, 2015. We are continuing to pursue recovery from third party sources in connection with this matter, including IGT and our insurance carriers; however, there can be no assurance that any amounts will ultimately be recovered.
WMS Merger Litigation
Complaints challenging the WMS merger were filed in early 2013 in the Delaware Court of Chancery, the Circuit Court of Cook County, Illinois and the Circuit Court of Lake County, Illinois. The actions are putative class actions filed on behalf of WMS stockholders. The complaints generally allege that the WMS directors breached their fiduciary duties in connection with their consideration and approval of the merger and in connection with their public disclosures concerning the merger. The complaints allege that other defendants, including WMS, Scientific Games Corporation and certain affiliates of Scientific Games Corporation, aided and abetted those alleged breaches. The plaintiffs sought equitable relief, including to enjoin the acquisition, to rescind the acquisition if not enjoined, damages, attorneys’ fees and other costs.
The Delaware actions have been consolidated under the caption In re WMS Stockholders Litigation (C.A. No. 8279‑VCP). The plaintiffs in the consolidated Delaware actions submitted to the Delaware Court of Chancery a letter advising that they had conferred with the plaintiffs in the Illinois actions and agreed to stay the consolidated Delaware action.
The Lake County, Illinois actions were transferred to Cook County. All of the Illinois actions were consolidated in Cook County with Gardner v. WMS Industries Inc., et al. (No. 2013 CH 3540).
In April 2013, the plaintiffs in the Gardner action filed a motion for preliminary injunction to enjoin the WMS stockholder vote on the merger. Following that, in April 2013, lead counsel in the Gardner action, on behalf of counsel for plaintiffs in all actions in Delaware and Illinois, agreed to withdraw the motion for preliminary injunction and not to seek to enjoin the WMS stockholder vote in return for WMS’ agreement to make certain supplemental disclosures related to the merger. WMS made those supplemental disclosures in a Current Report on Form 8‑K filed with the SEC on April 29, 2013.
In January 2014, the plaintiffs in the Illinois action filed an amended complaint seeking damages for the alleged breach of fiduciary duties by the individual defendants and the alleged aiding and abetting of those breaches by WMS and Scientific Games Corporation. In February 2014, WMS and Scientific Games Corporation filed motions to dismiss the amended complaint. In September 2014, the plaintiffs’ claims in the Illinois action were dismissed with prejudice. The plaintiffs in the Illinois action have filed a claim for attorney fees of $0.9 million, which we have opposed. A ruling on this matter is anticipated in March 2015.
The Company believes the claims in the consolidated Delaware action are without merit.
Bally Merger Litigation
Complaints challenging the Bally merger were filed in August 2014 in the District Court of Clark County, Nevada. The actions are putative class actions filed on behalf of the public stockholders of Bally and name as defendants Bally, its directors, Scientific Games Corporation and certain of its affiliates. The complaints generally allege that the Bally directors breached their fiduciary duties in connection with their consideration and approval of the merger and that we aided and abetted those alleged breaches. The plaintiffs seek equitable relief, including to enjoin the merger, to rescind the merger if not enjoined, damages, attorneys’ fees and other costs.
All of the actions have been consolidated under the caption In re Bally Technologies, Inc. Shareholders Litigation (C.A. No. A‑14‑ 705012‑B) (the "Nevada Action"). In October 2014, plaintiffs filed a motion for limited expedited discovery in connection with an anticipated motion to enjoin the proposed transaction. Following that, in October 2014, Bally and its directors filed a motion to dismiss the consolidated complaint and Scientific Games Corporation and its affiliates filed a motion to dismiss the count of the consolidated complaint alleging wrongdoing by Scientific Games Corporation and its affiliates. Following that, the plaintiffs withdrew their motion for expedited discovery and the parties entered into preliminary settlement discussions.
On October 17, 2014, following arm’s‑length negotiations, the parties to the Nevada Action entered into a Memorandum of Understanding ("MOU") under which they agreed in principle to settle all of the claims asserted in the Nevada Action on a class‑wide basis, subject to certain conditions, including confirmatory discovery by the plaintiffs in the Nevada Action and preliminary and final approval of the Nevada court, which will consider the fairness, reasonableness and adequacy of the settlement. Bally, Scientific Games and the other named defendants entered into the MOU solely to avoid the costs, risks

SCIENTIFIC GAMES CORPORATION AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(table amounts are presented in millions, except per share amounts)

and uncertainties inherent in litigation and without admitting any liability or wrongdoing, and vigorously denied, and continue to vigorously deny, the claims alleged in the Nevada Action.
On November 18, 2014, Bally's stockholders approved the Bally acquisition and the Bally acquisition was consummated on November 21, 2014.  Since entering into the MOU, the plaintiffs have completed confirmatory discovery and have concluded that the settlement contemplated by the MOU is fair, reasonable and adequate, and is in the best interests of the Bally public stockholders.  The parties are in the process of negotiating final versions of the definitive settlement documents to be submitted to the Nevada court for approval.
There can be no assurance that the parties will ultimately enter into a definitive settlement agreement or that the Nevada court will approve the settlement. In such event, the proposed settlement will be null and void and of no force and effect. Payments made in connection with the settlement, which are subject to court approval, are not expected to be material.
Oregon State Lottery matter
On December 31, 2014, a representative of a purported class of persons alleged to have been financially harmed by relying on the "auto hold" feature of various manufacturers' video lottery terminals played in Oregon, filed suit in the Circuit Court of Multnomah County, Oregon, against the Oregon State Lottery and various manufacturers, including WMS Gaming Inc.  The suit alleges that the auto hold feature of video poker games is perceived by players as providing the best possible playing strategy that will maximize the odds of the player winning, when such auto hold feature does not maximize the players' odds of winning.  The plaintiffs are seeking in excess of $134.0 million in monetary damages. We filed a motion to dismiss in March 2015 and intend to vigorously defend against the claims asserted in this lawsuit.
(23) Supplemental Disclosure of Cash Flow Information
Additional cash flow information is as follows:

	Year ended December 31,
	2014	2013	2012
Interest paid	$185.3	$101.8	$85.9
Income taxes (received)/paid	$(24.7)	$14.9	$7.5
Year ended December 31, 2014
On March 31, 2014, we entered into a new leasing arrangement with ITL for the lease of gaming machines in connection with a long-term services contract with a customer and recorded a non-cash capital lease asset and minimum lease liability of $42.8 million during the three months ended June 30, 2014. We recorded no additional non-cash capital lease assets during the year and our remaining capital lease obligation at December 31, 2014 was $35.3 million.
During the year ended December 31, 2014 we recorded approximately $116.3 million of non-cash other assets and related long-term liabilities for license agreements with minimum guaranteed obligations entered into during the year.
During the year ended December 31, 2014 we made a non-cash capital contribution of $10.8 million to Northstar Illinois. We recorded no additional non-cash capital contributions during the year ended December 31, 2014.
There were no other significant non-cash investing or financing activities for the year ended December 31, 2014.
Year ended December 31, 2013
During the year ended December 31, 2013 we recorded approximately $27.6 million of non-cash other assets and related long-term liabilities related to license agreements with minimum guaranteed obligations entered into during the year.
There were no other significant non-cash investing or financing activities for the year ended December 31, 2013.
(24) Financial Information for Guarantor Subsidiaries and Non-Guarantor Subsidiaries
We conduct substantially all of our business through our U.S. and foreign subsidiaries. SGI’s obligations under the Credit Agreement, the 2020 Notes, the 2021 Notes, the Secured Notes and the Unsecured Notes are fully and unconditionally and jointly and severally guaranteed by Scientific Games Corporation (the "Parent Company") and substantially all of our

SCIENTIFIC GAMES CORPORATION AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(table amounts are presented in millions, except per share amounts)

100%-owned U.S. subsidiaries other than SGI (the "Guarantor Subsidiaries"). Our 2018 Notes, which were issued by the Parent Company, are fully and unconditionally and jointly and severally guaranteed by substantially all of our wholly-owned U.S. subsidiaries, including SGI. The guarantees of our 2018 Notes, 2020 Notes, 2021 Notes, Secured Notes and Unsecured Notes will terminate under following customary circumstances: (1) the sale or disposition of the capital stock of the guarantor (including by consolidation or merger of the guarantor into another person); (2) the liquidation or dissolution of the guarantor; (3) the defeasance or satisfaction and discharge of the notes; (4) the release of the guarantor from any guarantees of indebtedness of the Parent Company and SGI (or, in the case of the 2018 Notes, the release of the guarantor from any guarantees of indebtedness of the Parent Company); and (5) in the case of the 2020 Notes, the 2021 Notes and the Secured Notes and the Unsecured Notes, the proper designation of the guarantor as an unrestricted subsidiary pursuant to the indenture governing the respective Notes.

Presented below is condensed consolidated financial information for (1) the Parent Company, (2) SGI, (3) the Guarantor Subsidiaries and (4) our U.S. subsidiaries that are not Guarantor Subsidiaries and our foreign subsidiaries (collectively, the "Non-Guarantor Subsidiaries") as of December 31, 2014 and December 31, 2013 and for the years ended December 31, 2014, 2013 and 2012. The condensed consolidating financial information has been presented to show the nature of assets held, results of operations and cash flows of the Parent Company, SGI, the Guarantor Subsidiaries and the Non-Guarantor Subsidiaries assuming the guarantee structures of the Credit Agreement, the 2016 Notes, the 2018 Notes, the 2019 Notes, the 2020 Notes, the 2021 Notes, the Secured Notes and the Unsecured Notes were in effect at the beginning of the periods presented.
The condensed consolidated financial information reflects the investments of the Parent Company in the Guarantor Subsidiaries and Non-Guarantor Subsidiaries using the equity method of accounting. Corporate interest and administrative expenses have not been allocated to the subsidiaries. Net changes in intercompany due from/due to accounts are reported in the accompanying Supplemental Condensed Consolidating Statements of Cash Flows as investing activities if the applicable entities have a net investment (asset) in intercompany accounts and as a financing activity if the applicable entities have a net intercompany borrowing (liability) balance.

SCIENTIFIC GAMES CORPORATION AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(table amounts are presented in millions, except per share amounts)

SUPPLEMENTAL CONDENSED CONSOLIDATING BALANCE SHEET
December 31, 2014

	Parent Company	SGI	Guarantor Subsidiaries	Non-Guarantor Subsidiaries	Eliminating Entries	Consolidated
Assets
Cash and cash equivalents	$37.9	$0.1	$28.8	$105.0	$—	$171.8
Restricted cash	—	—	27.1	0.1	—	27.2
Accounts receivable, net	—	61.8	212.9	193.7	—	468.4
Notes receivable, net	—	—	136.6	52.1	—	188.7
Inventories	—	35.2	106.0	124.4	—	265.6
Other current assets	65.4	20.2	114.7	56.0	—	256.3
Property and equipment, net	0.5	119.5	651.1	241.7	—	1,012.8
Investment in subsidiaries	4,730.7	953.4	—	—	(5,684.1)	—
Goodwill	—	253.6	3,247.9	606.8	—	4,108.3
Intangible assets	162.0	42.2	1,761.8	285.6	—	2,251.6
Intercompany balances	—	6,580.0	—	—	(6,580.0)	—
Software, net	15.6	32.9	467.3	76.9	—	592.7
Other assets	2.8	255.4	96.8	296.8	—	651.8
Total assets	$5,014.9	$8,354.3	$6,851.0	$2,039.1	$(12,264.1)	$9,995.2
Liabilities and stockholders’ equity
Current installments of long-term debt	$—	$43.0	$—	$7.6	$—	$50.6
Other current liabilities	68.9	119.8	247.2	173.8	—	609.7
Long-term debt, excluding current installments	250.0	8,187.7	—	27.7	—	8,465.4
Other non-current liabilities	136.2	74.0	593.7	61.7	—	865.6
Intercompany balances	4,555.9	(0.1)	1,637.9	386.3	(6,580.0)	—
Stockholders’ equity	3.9	(70.1)	4,372.2	1,382.0	(5,684.1)	3.9
Total liabilities and stockholders’ equity	$5,014.9	$8,354.3	$6,851.0	$2,039.1	$(12,264.1)	$9,995.2

SCIENTIFIC GAMES CORPORATION AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(table amounts are presented in millions, except per share amounts)

SUPPLEMENTAL CONDENSED CONSOLIDATING BALANCE SHEET
December 31, 2013

	Parent Company	SGI	Guarantor Subsidiaries	Non-Guarantor Subsidiaries	Eliminating Entries	Consolidated
Assets
Cash and cash equivalents	$57.3	$—	$26.8	$69.6	$—	$153.7
Restricted cash	—	—	10.9	—	—	10.9
Accounts receivable, net	—	66.9	135.4	143.7	—	346.0
Notes receivable	—	—	90.9	67.8	—	158.7
Inventories	—	28.2	59.6	50.0	—	137.8
Other current assets	13.9	10.5	95.0	30.9	—	150.3
Property and equipment, net	1.1	137.3	441.8	192.9	—	773.1
Investment in subsidiaries	1,962.5	796.5	—	—	(2,759.0)	—
Goodwill	—	251.7	465.4	466.0	—	1,183.1
Intangible assets	1.9	42.0	340.6	26.6	—	411.1
Intercompany balances	—	1,430.1	296.3	—	(1,726.4)	—
Other assets	15.4	179.4	293.6	423.3	—	911.7
Total assets	$2,052.1	$2,942.6	$2,256.3	$1,470.8	$(4,485.4)	$4,236.4
Liabilities and stockholders’ equity
Current installments of long-term debt	$—	$23.0	$—	$7.4	$—	$30.4
Other current liabilities	30.4	63.2	176.2	151.4	—	421.2
Long-term debt, excluding current installments	250.0	2,912.2	—	—	—	3,162.2
Other non-current liabilities	20.8	37.8	121.2	67.8	—	247.6
Intercompany balances	1,375.9	—	2.4	348.1	(1,726.4)	—
Stockholders’ equity	375.0	(93.6)	1,956.5	896.1	(2,759.0)	375.0
Total liabilities and stockholders’ equity	$2,052.1	$2,942.6	$2,256.3	$1,470.8	$(4,485.4)	$4,236.4

SCIENTIFIC GAMES CORPORATION AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(table amounts are presented in millions, except per share amounts)

SUPPLEMENTAL CONDENSED CONSOLIDATING STATEMENT OF
OPERATIONS AND COMPREHENSIVE LOSS
Year Ended December 31, 2014

	Parent Company	SGI	Guarantor Subsidiaries	Non-Guarantor Subsidiaries	Eliminating Entries	Consolidated
Revenue	$—	$432.0	$725.4	$629.0	$—	$1,786.4
Cost of instant games, cost of services and cost of product sales (1)	—	133.6	370.1	345.7	—	849.4
Selling, general and administrative	86.7	67.0	234.2	119.8	—	507.7
Research and development	—	4.0	95.0	18.0	—	117.0
Employee termination and restructuring	3.5	1.8	17.5	7.9	—	30.7
Depreciation and amortization	7.9	46.9	303.3	96.2	—	454.3
Operating (loss) income	(98.1)	178.7	(294.7)	41.4	—	(172.7)
Interest expense	(2.8)	(146.7)	(156.9)	(0.8)	—	(307.2)
Other income (expense), net	(57.9)	(187.6)	177.7	52.8	—	(15.0)
Net (loss) income before equity in income of subsidiaries and income taxes	(158.8)	(155.6)	(273.9)	93.4	—	(494.9)
Equity in (loss) income of subsidiaries	(330.3)	55.9	—	—	274.4	—
Income tax benefit (expense)	254.8	(0.3)	19.7	(13.6)		260.6
Net (loss) income from continuing operations	$(234.3)	$(100.0)	$(254.2)	$79.8	$274.4	$(234.3)

Net loss from discontinued operations	—	—	—	—	—	—

Net (loss) income	(234.3)	(100.0)	(254.2)	79.8	274.4	(234.3)

Other comprehensive income (loss)	(112.7)	(7.5)	6.5	(111.2)	112.2	(112.7)
Comprehensive (loss) income	$(347.0)	$(107.5)	$(247.7)	$(31.4)	$386.6	$(347.0)
_______________________________________________________________________________

(1)	Exclusive of depreciation and amortization.

SCIENTIFIC GAMES CORPORATION AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(table amounts are presented in millions, except per share amounts)

SUPPLEMENTAL CONDENSED CONSOLIDATING STATEMENT OF
OPERATIONS AND COMPREHENSIVE LOSS
Year Ended December 31, 2013

	Parent Company	SGI	Guarantor Subsidiaries	Non-Guarantor Subsidiaries	Eliminating Entries	Consolidated
Revenue	$—	$413.1	$164.9	$516.8	$(3.9)	$1,090.9
Cost of instant games, cost of services and cost of product sales (1)	—	129.1	183.8	287.3	(8.5)	591.7
Selling, general and administrative	77.2	52.7	50.3	87.8	(1.6)	266.4
Research and development	—	4.6	17.4	4.0	—	26.0
Employee termination and restructuring	8.9	2.8	3.5	7.5	—	22.7
Depreciation and amortization	1.2	46.1	61.4	93.7		202.4
Operating (loss) income	(87.3)	177.8	(151.5)	36.5	6.2	(18.3)
Interest expense	(21.3)	(97.2)	(0.2)	(0.8)	—	(119.5)
Other (expense) income, net	16.3	(190.5)	181.2	(6.3)	(6.2)	(5.5)
Net (loss) income before equity in income of subsidiaries and income taxes	(92.3)	(109.9)	29.5	29.4	—	(143.3)
Equity in (loss) income of subsidiaries	(61.8)	29.4	—	—	32.4	—
Income tax benefit (expense)	128.5	(0.3)	—	(10.5)	—	117.7
Net (loss) income from continuing operations	(25.6)	(80.8)	29.5	18.9	32.4	(25.6)

Net loss from discontinued operations	(4.6)	—	—	(4.6)	4.6	(4.6)

Net (loss) income	(30.2)	(80.8)	29.5	14.3	37.0	(30.2)

Other comprehensive (loss) income	21.3	(1.8)	—	1.1	0.7	21.3
Comprehensive (loss) income	$(8.9)	$(82.6)	$29.5	$15.4	$37.7	$(8.9)
_______________________________________________________________________________

(1)	Exclusive of depreciation and amortization.

SCIENTIFIC GAMES CORPORATION AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(table amounts are presented in millions, except per share amounts)

SUPPLEMENTAL CONDENSED CONSOLIDATING STATEMENT OF
OPERATIONS AND COMPREHENSIVE LOSS
Year Ended December 31, 2012

	Parent Company	SGI	Guarantor Subsidiaries	Non-Guarantor Subsidiaries	Eliminating Entries	Consolidated
Revenue	$—	$421.9	$45.0	$466.2	$(4.5)	$928.6
Cost of instant games, cost of services and cost of product sales (1)	—	136.2	138.5	252.4	(8.8)	518.3
Selling, general and administrative	65.0	51.9	11.7	54.0	(3.2)	179.4
Research and development	—	4.1	0.4	2.1	—	6.6
Employee termination and restructuring	—	—	—	10.6	—	10.6
Depreciation and amortization	0.6	36.6	24.0	89.6	—	150.8
Operating (loss) income	(65.6)	193.1	(129.6)	57.5	7.5	62.9
Interest expense	(21.2)	(77.6)	—	(1.2)	—	(100.0)
Other expense (income), net	29.0	(193.0)	170.2	15.2	(7.5)	13.9
Net (loss) income before equity in income of subsidiaries and income taxes	(57.8)	(77.5)	40.6	71.5	—	(23.2)
Equity in income (loss) of subsidiaries	(41.8)	40.0	—	—	1.8	—
Income tax benefit (expense)	55.7	(58.3)	—	(18.1)	—	(20.7)
Net (loss) income from continuing operations	(43.9)	(95.8)	40.6	53.4	1.8	(43.9)

Net loss from discontinued operations	(18.7)			(18.7)	18.7	(18.7)

Net (loss) income	(62.6)	(95.8)	40.6	34.7	20.5	(62.6)

Other comprehensive (loss) income	29.8	1.0	—	28.7	(29.7)	29.8
Comprehensive (loss) income	$(32.8)	$(94.8)	$40.6	$63.4	$(9.2)	$(32.8)
_______________________________________________________________________________

(1)	Exclusive of depreciation and amortization.

SCIENTIFIC GAMES CORPORATION AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(table amounts are presented in millions, except per share amounts)

SUPPLEMENTAL CONDENSED CONSOLIDATING STATEMENT OF CASH FLOWS
Year Ended December 31, 2014

	Parent Company	SGI	Guarantor Subsidiaries	Non- Guarantor Subsidiaries	Eliminating Entries	Consolidated
Net (loss) income	$(234.3)	$(100.0)	$(254.2)	$79.8	$274.4	$(234.3)
Depreciation and amortization	7.9	46.9	303.3	96.2	—	454.3
Change in deferred income taxes	(14.1)	24.5	(144.5)	(130.2)	—	(264.3)
Equity in income of subsidiaries	330.3	(55.9)	—	—	(274.4)	—
Non-cash interest expense	0.7	18.7	—	—	—	19.4
Earnings (loss) from equity investments	—	37.6	(4.3)	(25.7)	—	7.6
Distributed earnings from equity investments	—	0.8	4.3	23.4	—	28.5
Stock-based compensation	24.0	—	—	0.1	—	24.1
Early extinguishment of debt	—	25.9	—	—	—	25.9
Gain of sale of equity	—	—	—	(14.5)	—	(14.5)
Changes in working capital and other	(4.0)	36.8	105.7	18.3	—	156.8
Net cash provided by (used in) operating activities	110.5	35.3	10.3	47.4	—	203.5
Cash flows from investing activities:
Capital and wagering systems expenditures	(12.9)	(30.1)	(156.4)	(38.9)	—	(238.3)
Investments in subsidiaries	—	—	—	—	—	—
Equity method investments	—	(7.6)	—	(40.6)	—	(48.2)
Distribution of capital on equity investments	—	1.6	—	47.2	—	48.8
Proceeds on sale of equity interest	—	—	—	44.9	—	44.9
Restricted cash	—	—	(0.4)	—	—	(0.4)
Proceeds from sale of Racing Business	—	—	—	—	—	—
Business acquisitions, net of cash acquired	—	—	(3,140.6)	—	—	(3,140.6)
Other assets and investments	(3,210.2)	29.3	4.3	49.3	3,128.2	0.9
Other, principally change in intercompany investing activities	—	(5,155.1)	296.3	—	4,858.8	—
Net cash provided by (used in) investing activities	(3,223.1)	(5,161.9)	(2,996.8)	61.9	7,987.0	(3,332.9)
Cash flows from financing activities:
Net proceeds/payments on long-term debt	—	5,289.2	(1,882.9)	(11.1)	—	3,395.2
Excess tax benefit from equity-based compensation plans	—	—	—	0.3	—	0.3
Payments of financing fees	—	(163.1)	—	—	—	(163.1)
Net proceeds from stock issue	(18.7)	—	3,195.4	(67.2)	(3,128.2)	(18.7)
Common stock purchases	(29.5)	—	—	—	—	(29.5)
Contingent earnout payment	—	—	(10.0)	(3.2)	—	(13.2)
Payment on license obligations	—	—	(13.6)	—	—	(13.6)
Other, principally change in intercompany financing activities	3,141.4	—	1,699.2	18.2	(4,858.8)	—
Net cash provided by (used in) financing activities	3,093.2	5,126.1	2,988.1	(63.0)	(7,987.0)	3,157.4
Effect of exchange rate changes on cash	—	0.6	0.4	(10.9)	—	(9.9)
Increase (decrease) in cash and cash equivalents	(19.4)	0.1	2.0	35.4	—	18.1
Cash and cash equivalents, beginning of period	57.3	—	26.8	69.6	—	153.7
Cash and cash equivalents, end of year	$37.9	$0.1	$28.8	$105.0	$—	$171.8

SCIENTIFIC GAMES CORPORATION AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(table amounts are presented in millions, except per share amounts)

SUPPLEMENTAL CONDENSED CONSOLIDATING STATEMENT OF CASH FLOWS
Year Ended December 31, 2013

	Parent Company	SGI	Guarantor Subsidiaries	Non- Guarantor Subsidiaries	Eliminating Entries	Consolidated
Net (loss) income	$(30.2)	$(80.8)	$29.5	$14.3	$37.0	$(30.2)
Depreciation and amortization	1.2	46.1	61.4	94.3	—	203.0
Change in deferred income taxes	1.0	9.6	(116.5)	(1.9)	—	(107.8)
Equity in income of subsidiaries	66.4	(29.4)	—	—	(37.0)	—
Non-cash interest expense	0.7	8.0	—	—	—	8.7
Earnings (loss) from equity investments	—	4.6	(3.2)	(2.9)	—	(1.5)
Distributed earnings from equity investments	—	1.0	3.2	25.3	—	29.5
Stock-based compensation	21.7	0.1	—	0.5	—	22.3
Early extinguishment of debt	—	5.9	—	—	—	5.9
Allowance for doubtful accounts	—	0.9	6.5	0.5	—	7.9
Changes in working capital and other	(0.4)	(9.3)	40.4	2.7	—	33.4
Net cash provided by (used in) operating activities	60.4	(43.3)	21.3	132.8	—	171.2
Cash flows from investing activities:
Capital and wagering systems expenditures	(6.9)	(30.3)	(49.8)	(78.8)	—	(165.8)
Investments in subsidiaries	(1,485.9)	35.9	—	28.5	1,421.5	—
Equity method investments	—	(40.3)	—	(25.1)	—	(65.4)
Restricted cash	—	—	(0.7)	30.8	—	30.1
Proceeds from sale of Racing Business	10.0	—	—	—	—	10.0
Business acquisitions, net of cash acquired	—	—	(1,489.1)	16.2	—	(1,472.9)
Other assets and investments	—	—	(0.3)	(0.4)	—	(0.7)
Other, principally change in intercompany investing activities	79.7	(1,430.1)	166.5	—	1,183.9	—
Net cash provided by (used in) investing activities	(1,403.1)	(1,464.8)	(1,373.4)	(28.8)	2,605.4	(1,664.7)
Cash flows from financing activities:
Net proceeds/payments on long-term debt	—	1,728.7	(100.0)	(5.4)	—	1,623.3
Excess tax benefit from equity-based compensation plans	—	—	—	0.9	—	0.9
Payments of financing fees	—	(82.6)	—	—	—	(82.6)
Net proceeds from stock issue	(2.1)	—	1,476.5	(55.0)	(1,421.5)	(2.1)
Purchase of treasury stock	(0.8)	—	—	—	—	(0.8)
Other, principally change in intercompany financing activities	1,375.8	(138.7)	—	(53.2)	(1,183.9)	—
Net cash provided by (used in) financing activities	1,372.9	1,507.4	1,376.5	(112.7)	(2,605.4)	1,538.7
Effect of exchange rate changes on cash	—	0.3	—	(0.8)	—	(0.5)
Increase (decrease) in cash and cash equivalents	30.2	(0.4)	24.4	(9.5)	—	44.7
Cash and cash equivalents, beginning of period	27.1	0.4	2.4	79.1	—	109.0
Cash and cash equivalents, end of year	$57.3	$—	$26.8	$69.6	$—	$153.7

SCIENTIFIC GAMES CORPORATION AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(table amounts are presented in millions, except per share amounts)

SUPPLEMENTALCONDENSED CONSOLIDATING STATEMENT OF CASH FLOWS
Year Ended December 31, 2012

	Parent Company	SGI	Guarantor Subsidiaries	Non-Guarantor Subsidiaries	Eliminating Entries	Consolidated
Net (loss) income	$(62.6)	$(95.8)	$40.6	$34.7	$20.5	$(62.6)
Depreciation and amortization	0.6	36.7	24.0	112.1	—	173.4
Change in deferred income taxes	(46.4)	61.7	(9.3)	1.9	—	7.9
Equity in income of subsidiaries	60.5	(40.0)	—	—	(20.5)	—
Non-cash interest expense	0.7	7.1	—	—	—	7.8
Undistributed earnings from equity investments	—	2.6	5.2	(2.2)	4.4	10.0
Stock-based compensation	24.2	—	—	—	—	24.2
Early extinguishment of debt	—	15.5	—	—	—	15.5
Allowance for doubtful accounts	—	(0.3)	—	6.2	—	5.9
Changes in working capital and other	2.5	(9.4)	6.5	(20.5)	(4.4)	(25.3)
Net cash provided by (used in) operating activities	(20.5)	(21.9)	67.0	132.2	—	156.8
Cash flows from investing activities:
Capital and wagering systems expenditures	(2.8)	(30.2)	(17.1)	(61.3)	—	(111.4)
Investments in subsidiaries	—	(37.1)	—	85.3	(48.2)	—
Equity method investments	—	1.0	0.2	23.7	—	24.9
Restricted cash	—	—	—	(29.4)	—	(29.4)
Proceeds from sale of Racing Business	—	—	—	—	—	—
Business acquisitions, net of cash acquired	—	(1.0)	—	(23.8)	—	(24.8)
Other assets and investments	(0.5)	(0.1)	—	(0.6)	—	(1.2)
Other, principally change in intercompany investing activities	100.1		(50.1)		(50.0)	—
Net cash provided by (used in) investing activities	96.8	(67.4)	(67.0)	(6.1)	(98.2)	(141.9)
Cash flows from financing activities:
Net proceeds/payments on long-term debt	—	93.7	—	(17.0)	—	76.7
Excess tax benefit from equity-based compensation plans	—	—	—	0.4	—	0.4
Payments of financing fees	—	(14.0)	—	—	—	(14.0)
Net proceeds from stock issue	(4.7)	—	—	(48.2)	48.2	(4.7)
Purchase of treasury stock	(68.5)	—	—	—	—	(68.5)
Other, principally change in intercompany financing activities	—	9.9	—	(59.9)	50.0	—
Net cash provided by (used in) financing activities	(73.2)	89.6	—	(124.7)	98.2	(10.1)
Effect of exchange rate changes on cash	—	—	—	(0.2)	—	(0.2)
Increase in cash and cash equivalents	3.1	0.3	—	1.2	—	4.6
Cash and cash equivalents, beginning of period	24.0	0.1	2.4	77.9	—	104.4
Cash and cash equivalents, end of year	$27.1	$0.4	$2.4	$79.1	$—	$109.0

SCIENTIFIC GAMES CORPORATION AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(table amounts are presented in millions, except per share amounts)

(25) Selected Quarterly Financial Data, Unaudited

	Quarter Ended 2014
	March 31 (a)	June 30 (b)	September 30 (c)	December 31 (d)
Total operating revenues	$388.1	$416.9	$415.6	$565.8
Total cost of instant games, services and product sales revenue	182.8	192.4	199.2	275.0
Selling, general and administrative	91.8	95.2	95.6	225.1
Research and development	25.9	24.8	26.3	40.0
Employee termination and restructuring	5.6	4.9	1.9	18.3
Depreciation and amortization	94.1	96.0	100.4	163.8
Operating income (loss)	(12.1)	3.6	(7.8)	(156.4)
Net loss from continuing operations	$(45.0)	$(72.4)	$(69.8)	$(47.1)
Net loss from discontinued operations	—	—	—	—
Net loss	$(45.0)	$(72.4)	$(69.8)	$(47.1)

Basic and diluted earnings per share:
Basic from continuing operations	$(0.53)	$(0.86)	$(0.82)	$(0.55)
Basic from discontinued operations	—	—	—	—
Total basic net loss per share	$(0.53)	$(0.86)	$(0.82)	$(0.55)

Diluted from continuing operations	$(0.53)	$(0.86)	$(0.82)	$(0.55)
Diluted from discontinued operations	—	—	—	—
Total diluted net loss per share	$(0.53)	$(0.86)	$(0.82)	$(0.55)

Weighted average number of shares used in per share calculations:
Basic shares	84.3	84.4	84.7	84.9
Diluted shares	84.3	84.4	84.7	84.9

(a)	Includes $14.5 million gain from the sale of our 20% equity interest in Sportech.

(b)
Includes $25.9 million loss on early extinguishment of debt primarily related to the tender and redemption premiums and the write-off of deferred financing costs in connection with the purchase and redemption of our 2019 Notes. Also includes $8.0 million charge we recorded related to our share of an estimated net shortfall payment accrued by Northstar Illinois.

(c)	Includes $17.4 million decrease in earnings from equity investments primarily due to the $19.7 million non-cash impairment charge we recorded to write down our Northstar Illinois equity investment.

(d)
Reflects operating results of Bally from the acquisition date to December 31, 2014 including $151.6 million of revenue, $52.9 million of costs of services and product sales, $81.2 million of SG&A, $13.0 million of R&D, $3.9 million of employee termination and restructuring costs, and $36.9 million of D&A. Results for the three months ended December 31, 2014 also included an additional $13.6 million of employee termination and restructuring costs which are described in Note 4 (Employee Termination and Restructuring Plans), $6.2 million of impairment charges associated with the MMC game, $5.2 million of impairment charges related to inventory obsolescence, $4.0 million write-down of certain receivables from international customers and an incremental $3.1 million charge in earnings (loss) from equity investments related to the additional shortfall payment booked by the Northstar Illinois joint venture for the lottery's fiscal year ended June 30, 2014.

SCIENTIFIC GAMES CORPORATION AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(table amounts are presented in millions, except per share amounts)

	Quarter Ended 2013
	March 31 (a)	June 30 (b)	September 30 (c)	December 31 (d)
Total operating revenues	$219.6	$235.0	$234.4	$401.9
Total cost of instant games, services and product sales revenue	124.7	133.4	126.5	207.1
Selling, general and administrative	48.8	44.7	45.6	127.3
Research and development	1.9	1.4	1.4	21.3
Employee termination and restructuring	0.3	—	—	22.4
Depreciation and amortization	32.8	43.1	35.2	91.3
Operating income (loss)	11.1	12.4	25.7	(67.5)
Net loss from continuing operations	$(12.3)	$(12.4)	$(0.4)	$(0.5)
Net loss from discontinued operations	(0.9)	(0.6)	(0.1)	(3.0)
Net loss	$(13.2)	$(13.0)	$(0.5)	$(3.5)

Basic and diluted earnings per share:
Basic from continuing operations	$(0.15)	$(0.14)	$(0.01)	$(0.01)
Basic from discontinued operations	(0.01)	(0.01)	0.00	(0.03)
Total basic net loss per share	$(0.16)	$(0.15)	$(0.01)	$(0.04)

Diluted from continuing operations	$(0.15)	$(0.14)	$(0.01)	$(0.01)
Diluted from discontinued operations	(0.01)	(0.01)	0.00	(0.03)
Total diluted net loss per share	$(0.16)	$(0.15)	$(0.01)	$(0.04)

Weighted average number of shares used in per share calculations:
Basic shares	84.6	85.0	85.1	85.2
Diluted shares	84.6	85.0	85.1	85.2
_______________________________________________________________________________

(a)	Includes $4.4 million of acquisition-related fees and expenses.

(b)
Includes $2.7 million of acquisition-related fees and expenses and $8.7 million of depreciation related to a write-down of used gaming machines and accelerated depreciation related to our change in the estimated useful lives of our gaming machine fixed assets.

(c)	Includes $2.8 million of acquisition-related fees and expenses.

(d)
Reflects operating results of WMS from the acquisition date to December 31, 2013 including $144.7 million of revenue, $63.8 million of costs of services and product sales, $47.5 million of SG&A, $19.1 million of R&D, $5.3 million of employee termination and restructuring costs, and $40.1 million of D&A. Results for the three months ended December 31, 2013 also included an additional $17.1 million of employee termination and restructuring costs, which are described in Note 4 (Employee Termination and Restructuring Plans). D&A also includes $4.6 million of accelerated amortization related to obsolete gaming machine software and $3.1 million of accelerated depreciation related to the exit from our instant lottery game operations in Mexico. SG&A also includes $11.1 million acquisition-related fees and expenses.

SCIENTIFIC GAMES CORPORATION AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(table amounts are presented in millions, except per share amounts)

	Quarter Ended 2012
	March 31 (a)	June 30 (b)	September 30 (c)	December 31 (d)
Total operating revenues	$231.2	$226.0	$224.6	$246.8
Total cost of instant games, services and product sales revenue	130.2	125.6	126.9	135.6
Selling, general and administrative	43.6	44.7	42.2	48.9
Research and development	1.7	1.8	1.6	1.5
Employee termination and restructuring	2.3	5.7	1.8	0.8
Depreciation and amortization	28.5	36.8	35.6	49.9
Operating income	24.9	11.4	16.5	10.1
Net income (loss) from continuing operations	$3.9	$(10.9)	$(24.5)	(12.4)
Net loss from discontinued operations	$(2.1)	$(1.7)	$(2.6)	(12.3)
Net income (loss)	$1.8	$(12.6)	$(27.1)	$(24.7)

Basic and diluted earnings per share:
Basic from continuing operations	$0.04	$(0.12)	$(0.27)	$(0.15)
Basic from discontinued operations	(0.02)	(0.02)	(0.03)	(0.14)
Total basic net income (loss) per share	$0.02	$(0.14)	$(0.30)	$(0.29)

Diluted from continuing operations	0.04	(0.12)	(0.27)	(0.15)
Diluted from discontinued operations	(0.02)	(0.02)	(0.03)	(0.14)
Total diluted net income (loss) per share	$0.02	$(0.14)	$(0.30)	$(0.29)

Weighted average number of shares used in per share calculations:
Basic shares	92.5	92.8	90.0	84.9
Diluted shares	94.2	92.8	90.0	84.9

_______________________________________________________________________________

(a)	Includes $2.9 million employee termination and restructuring costs due to our exit from the amusement with prize (“AWP”) business and the reorganization of our pub business.

(b)
Includes $6.0 million employee termination and restructuring costs due to our exit from the Barcrest AWP business and the reorganization of our pub business and the reorganization of our Australia printing operations. Includes $5.8 million of accelerated depreciation related to a write-down of certain development costs and obsolete gaming machines, $2.4 million of incremental depreciation from the acquisition of Barcrest and $1.5 million of accelerated depreciation of equipment related to the reorganization of our Australia printing operations.

(c)
Includes $1.8 million employee termination and restructuring costs due to our exit from the Barcrest AWP business and the reorganization of our pub business and the reorganization of our Australia printing operations. Includes $6.7 million of accelerated depreciation related to a write-down of gaming machines, $1.9 million of accelerated depreciation of equipment related to reorganization of our Australia printing operations and $1.6 million of incremental depreciation from the acquisition of Barcrest. Includes a loss on early extinguishment of debt due to the redemption of the 2016 Notes resulting in a charge of $15.5 million comprised primarily of the redemption premium and the write-off of previously deferred financing costs.

(d)
Includes $0.8 million employee termination and restructuring costs due to our exit from the Barcrest AWP business and the reorganization of our pub business and the reorganization of our Australia printing operations. Includes $24.0 million of accelerated depreciation related to a write-down of gaming machines and software in our gaming business and certain development costs in our licensed properties business and $5.8 million of impairment charges related to underperforming Lottery contracts.

SCHEDULE II
SCIENTIFIC GAMES CORPORATION AND SUBSIDIARIES
Valuation and Qualifying Accounts
Years Ended December 31, 2014, 2013 and 2012
(in millions)

Allowance for doubtful accounts	Balance at Beginning of Period	Charged to Costs and Expenses	Other (1)	Deductions (2)	Balance at End of Period
Year ended December 31, 2014	$20.0	6.4	(0.4)	(9.0)	$17.0
Year ended December 31, 2013	$11.2	9.3	(0.2)	(0.3)	$20.0
Year ended December 31, 2012	$4.8	6.5	0.6	(0.7)	$11.2

Tax-related valuation allowance	Balance at Beginning of Period	Charged to Tax (Benefit) Expense	Other (3)	Balance at End of Period
Year ended December 31, 2014	$178.7	(71.4)	—	$107.3
Year ended December 31, 2013	$241.2	(62.5)	—	$178.7
Year ended December 31, 2012	$236.3	18.8	(13.9)	$241.2
_______________________________________________________________________________

(1)	Includes the impact of the acquisition of Barcrest and Provoloto

(2)	Amounts written off and related impact of foreign currency exchange.

(3)	Amount written off due to our election to convert previously claimed foreign tax credits into deductions on our 2008 and 2009 federal tax returns.

SIGNATURES
Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

March 16, 2015	SCIENTIFIC GAMES CORPORATION
	By:	/s/ Scott D. Schweinfurth
Scott D. Schweinfurth, Chief Financial Officer

	By:	/s/ Jeffrey B. Johnson
Jeffrey B. Johnson, Chief Accounting Officer
Pursuant to the requirements of the Securities Exchange Act of 1934, this Report has been signed below by the following persons on behalf of the Registrant and in the capacities indicated on March 16, 2015.

Signature	Title

/s/ Ronald O. Perelman	Chairman of the Board
Ronald O. Perelman

/s/ M. Gavin Isaacs	President and Chief Executive Officer (principal executive officer)
M. Gavin Isaacs

/s/ Scott D. Schweinfurth	Executive Vice President and Chief Financial Officer (principal financial officer)
Scott D. Schweinfurth

/s/ Jeffrey B. Johnson	Vice President, Finance, and Chief Accounting Officer (principal accounting officer)
Jeffrey B. Johnson

/s/ David L. Kennedy	Vice Chairman of the Board
David L. Kennedy

/s/ Peter A. Cohen	Vice Chairman of the Board
Peter A. Cohen

/s/ Richard M. Haddrill	Executive Vice Chairman of the Board
Richard M. Haddrill

Signature	Title

/s/ Gerald J. Ford	Director
Gerald J. Ford

/s/ Barry F. Schwartz	Director
Barry F. Schwartz

/s/ Michael J. Regan	Director
Michael J. Regan

/s/ Frances F. Townsend	Director
Frances F. Townsend

/s/ Paul M. Meister	Director
Paul M. Meister

/s/ Debra G. Perelman	Director
Debra G. Perelman

/s/ Gabrielle K. McDonald	Director
Gabrielle K. McDonald

(3).    Exhibits.
EXHIBIT INDEX

Exhibit Number	Description
2.1
Agreement and Plan of Merger, dated as of January 30, 2013, entered into by and among Scientific Games Corporation, Scientific Games International, Inc., SG California Merger Sub, Inc. and WMS Industries Inc. (incorporated by reference to Exhibit 2.1 to Scientific Games Corporation's Current Report on Form 8-K filed on February 5, 2013).

2.2
Agreement and Plan of Merger, dated as of August 1, 2014, by and among the Scientific Games Corporation, Scientific Games International, Inc., Scientific Games Nevada, Inc. and Bally Technologies, Inc. (incorporated by reference to Exhibit 2.1 to Scientific Games Corporation’s Current Report on Form 8-K filed on August 4, 2014).

3.1(a)
Restated Certificate of Incorporation of Scientific Games Corporation, filed with the Secretary of State of the State of Delaware on March 20, 2003 (incorporated by reference to Exhibit 3.1 to Scientific Games Corporation’s Annual Report on Form 10-K for the fiscal year ended December 31, 2002).

3.1(b)
Certificate of Amendment of the Restated Certificate of Incorporation of Scientific Games Corporation, filed with the Secretary of State of the State of Delaware on June 7, 2007 (incorporated by reference to Exhibit 3.1(b) to Scientific Games Corporation's Quarterly Report on Form 10-Q for the quarter ended June 30, 2007).

3.2	Amended and Restated Bylaws of Scientific Games Corporation (incorporated by reference to Exhibit 3.1 to Scientific Games Corporation's Current Report on Form 8-K filed on November 1, 2010).

4.1
Indenture, dated as of September 22, 2010, among Scientific Games Corporation, as issuer, the guarantors party thereto and The Bank of Nova Scotia Trust Company of New York, as trustee, relating to the 8.125% Senior Subordinated Notes due 2018 (incorporated by reference to Exhibit 4.1 to Scientific Games Corporation's Current Report on Form 8-K filed on September 23, 2010).

4.2
Form of 8.125% Senior Subordinated Notes due 2018 (incorporated by reference to Exhibits 4.3(a) and 4.3(b) to Scientific Games Corporation's Registration Statement on Form S-4 (No. 333-172600) filed on March 3, 2011 and included in Exhibit 4.1 above).

4.3
Supplemental Indenture, dated as of August 20, 2012, among Scientific Games Corporation, as issuer, Sciplay Inc. and the other guarantors party thereto, and The Bank of Nova Scotia Trust Company of New York, as trustee, relating to the Indenture, dated as of September 22, 2010, by and among Scientific Games Corporation, as issuer, the guarantors party thereto and The Bank of Nova Scotia Trust Company of New York, as trustee, relating to the 8.125% Senior Subordinated Notes due 2018 (incorporated by reference to Exhibit 4.2 to Scientific Games Corporation's Quarterly Report on Form 10-Q for the quarter ended March 31, 2013).

4.4
Supplemental Indenture, dated as of April 16, 2013, among Scientific Games Corporation, as issuer, SG California Merger Sub, Inc., Scientific Games New Jersey, LLC and the other guarantors party thereto, and The Bank of Nova Scotia Trust Company of New York, as trustee, relating to the Indenture, dated as of September 22, 2010, by and among Scientific Games Corporation, as issuer, the guarantors party thereto and The Bank of Nova Scotia Trust Company of New York, as trustee, relating to the 8.125% Senior Subordinated Notes due 2018 (incorporated by reference to Exhibit 4.3 to Scientific Games Corporation's Quarterly Report on Form 10-Q for the quarter ended March 31, 2013).

4.5
Supplemental Indenture, dated as of October 18, 2013, among Scientific Games Corporation, as issuer, WMS Industries Inc., WMS Gaming Inc., WMS International Holdings Inc., Phantom EFX, LLC, Lenc-Smith Inc., Williams Electronics Games, Inc., WMS Finance Inc., Lenc Software Holdings LLC, Williams Interactive LLC and the other guarantors party thereto, and Deutsche Bank Trust Company Americas, as trustee, relating to the Indenture, dated as of September 22, 2010, by and among Scientific Games Corporation, as issuer, the guarantors party thereto and The Bank of Nova Scotia Trust Company of New York, as trustee, relating to the 8.125% Senior Subordinated Notes due 2018 (incorporated by reference to Exhibit 4.2 to Scientific Games Corporation's Current Report on Form 8-K filed on October 18, 2013).

4.6
Supplemental Indenture, dated as of September 15, 2014, among Scientific Games Corporation, as issuer, Scientific Games Productions, LLC, Scientific Games Distribution, LLC and the other guarantors party thereto, and Deutsche Bank Trust Company Americas, as successor trustee, relating to the Indenture, dated as of September 22, 2010, by and among Scientific Games Corporation, as issuer, the guarantors party thereto and Deutsche Bank Trust Company Americas, as successor trustee, relating to the 8.125% Senior Subordinated Notes due 2018 (incorporated by reference to Exhibit 4.1 to Scientific Games Corporation's Quarterly Report on Form 10-Q for the quarter ended September 30, 2014).

4.7
Supplemental Indenture, dated as of November 21, 2014, among Scientific Games Corporation, as issuer, Bally Technologies, Inc., Casino Electronics, Inc., Alliance Holding Company, Bally Gaming International, Inc., Bally Gaming, Inc., Bally Gaming GP, LLC, Bally Gaming LP, LLC, Bally Properties East, LLC, Bally Properties West, LLC, Compudigm Services, Inc., SHFL Properties, LLC, Sierra Design Group, Arcade Planet, Inc. and the other guarantors party thereto, and Deutsche Bank Trust Company Americas, as successor trustee, relating to the Indenture, dated as of September 22, 2010, by and among Scientific Games Corporation, as issuer, the guarantors party thereto and Deutsche Bank Trust Company Americas, as successor trustee, relating to the 8.125% Senior Subordinated Notes due 2018 (incorporated by reference to Exhibit 4.6 to Scientific Games Corporation's Current Report on Form 8-K filed on November 26, 2014).

4.8
Indenture, dated as of August 20, 2012, among Scientific Games International, Inc., as issuer, Scientific Games Corporation and the other guarantor party thereto and The Bank of Nova Scotia Trust Company of New York, as trustee, relating to the 6.250% Senior Subordinated Notes due 2020 (incorporated by reference to Exhibit 4.1 to Scientific Games Corporation's Current Report on Form 8-K filed on August 21, 2012).

4.9
Form of 6.250% Senior Subordinated Notes due 2020 (incorporated by reference to Exhibits 4.3(a) and 4.3(b) to Scientific Games Corporation's Registration Statement on Form S-4 (No. 333-184835) filed on November 8, 2012 and included in Exhibit 4.8 above).

4.10
Supplemental Indenture, dated as of April 16, 2013, among Scientific Games International, Inc., as issuer, Scientific Games Corporation, SG California Merger Sub, Inc., Scientific Games New Jersey, LLC and the other guarantors party thereto, and The Bank of Nova Scotia Trust Company of New York, as trustee, relating to the Indenture, dated as of August 20, 2012, among Scientific Games International, Inc., as issuer, Scientific Games Corporation and the other guarantors party thereto and The Bank of Nova Scotia Trust Company of New York, as trustee, relating to the 6.250% Senior Subordinated Notes due 2020 (incorporated by reference to Exhibit 4.5 to Scientific Games Corporation's Quarterly Report on Form 10-Q for the quarter ended March 31, 2013).

4.11
Supplemental Indenture, dated as of October 18 2013, among Scientific Games International, Inc., as issuer, Scientific Games Corporation, WMS Industries Inc., WMS Gaming Inc., WMS International Holdings Inc., Phantom EFX, LLC, Lenc-Smith Inc., Williams Electronics Games, Inc., WMS Finance Inc., Lenc Software Holdings LLC, Williams Interactive LLC and the other guarantors party thereto, and Deutsche Bank Trust Company Americas, as trustee, relating to the Indenture, dated as of August 20, 2012, among Scientific Games International, Inc., as issuer, Scientific Games Corporation and the other guarantors party thereto and The Bank of Nova Scotia Trust Company of New York, as trustee, relating to the 6.250% Senior Subordinated Notes due 2020 (incorporated by reference to Exhibit 4.3 to Scientific Games Corporation's Current Report on Form 8-K filed on October 18, 2013).

4.12
Supplemental Indenture, dated as of September 15, 2014, among Scientific Games International, Inc., as issuer, Scientific Games Corporation, Scientific Games Productions, LLC, Scientific Games Distribution, LLC and the other guarantors party thereto, and Deutsche Bank Trust Company Americas, as trustee, relating to the Indenture, dated as of August 20, 2012, by and among Scientific Games International, Inc., as issuer, Scientific Games Corporation and the other guarantors party thereto and Deutsche Bank Trust Company Americas, as successor trustee, relating to the 6.250% Senior Subordinated Notes due 2020 (incorporated by reference to Exhibit 4.2 to Scientific Games Corporation's Quarterly Report on Form 10-Q for the quarter ended September 30, 2014).

4.13
Supplemental Indenture, dated as of November 21, 2014, among Scientific Games International, Inc., as issuer, Scientific Games Corporation, Bally Technologies, Inc., Casino Electronics, Inc., Alliance Holding Company, Bally Gaming International, Inc., Bally Gaming, Inc., Bally Gaming GP, LLC, Bally Gaming LP, LLC, Bally Properties East, LLC, Bally Properties West, LLC, Compudigm Services, Inc., SHFL Properties, LLC, Sierra Design Group, Arcade Planet, Inc. and the other guarantors party thereto, and Deutsche Bank Trust Company Americas, as successor trustee, relating to the Indenture, dated as of August 20, 2012, by and among Scientific Games International, Inc., as issuer, Scientific Games Corporation and the other guarantors party thereto and Deutsche Bank Trust Company Americas, as successor trustee, relating to the 6.250% Senior Subordinated Notes due 2020 (incorporated by reference to Exhibit 4.7 to Scientific Games Corporation's Current Report on Form 8-K filed on November 26, 2014).

4.14
Indenture, dated as of June 4, 2014, among Scientific Games International, Inc., as issuer, Scientific Games Corporation and the other guarantors party thereto and Deutsche Bank Trust Company Americas, as trustee, relating to the 6.625% Senior Subordinated Notes due 2021 (incorporated by reference to Exhibit 4.1 to Scientific Games Corporation's Current Report on Form 8-K filed on June 6, 2014).

4.15
Registration Rights Agreement, dated as of June 4, 2014, among SGI, Scientific Games Corporation, the other guarantors party thereto, and Merrill Lynch, Pierce, Fenner & Smith Incorporated, as representative for the initial purchasers listed therein, relating to the 6.625% Senior Subordinated Notes due 2021 (incorporated by reference to Exhibit 4.2 to Scientific Games Corporation's Current Report on Form 8-K filed on June 6, 2014).

4.16
Supplemental Indenture, dated as of September 15, 2014, among Scientific Games International, Inc., as issuer, Scientific Games Corporation, Scientific Games Productions, LLC, Scientific Games Distribution, LLC and the other guarantors party thereto, and Deutsche Bank Trust Company Americas, as trustee, relating to the Indenture, dated as of June 4, 2014, by and among Scientific Games International, Inc., as issuer, Scientific Games Corporation and the other guarantors party thereto and Deutsche Bank Trust Company Americas, as trustee, relating to the 6.625% Senior Subordinated Notes due 2021 (incorporated by reference to Exhibit 4.3 to Scientific Games Corporation's Quarterly Report on Form 10-Q for the quarter ended September 30, 2014).

4.17
Supplemental Indenture, dated as of November 21, 2014, among Scientific Games International, Inc., as issuer, Scientific Games Corporation, Bally Technologies, Inc., Casino Electronics, Inc., Alliance Holding Company, Bally Gaming International, Inc., Bally Gaming, Inc., Bally Gaming GP, LLC, Bally Gaming LP, LLC, Bally Properties East, LLC, Bally Properties West, LLC, Compudigm Services, Inc., SHFL Properties, LLC, Sierra Design Group, Arcade Planet, Inc. and the other guarantors party thereto, and Deutsche Bank Trust Company Americas, as successor trustee, relating to the Indenture, dated as of June 4, 2014, by and among Scientific Games International, Inc., as issuer, Scientific Games Corporation and the other guarantors party thereto and Deutsche Bank Trust Company Americas, as trustee, relating to the 6.625% Senior Subordinated Notes due 2021 (incorporated by reference to Exhibit 4.8 to Scientific Games Corporation's Current Report on Form 8-K filed on November 26, 2014).

4.18
Indenture, dated as of November 21, 2014, between SGMS Escrow Corp., as issuer, and Deutsche Bank Trust Company Americas, as trustee, relating to the 10.000% Senior Unsecured Notes due 2022 (incorporated by reference to Exhibit 4.1 to Scientific Games Corporation's Current Report on Form 8-K filed on November 26, 2014).

4.19
Supplemental Indenture, dated as of November 21, 2014, among Scientific Games International, Inc., as issuer, Scientific Games Corporation and the other guarantors party thereto and Deutsche Bank Trust Company Americas, as trustee, relating to the Indenture, dated as of November 21, 2014, between SGMS Escrow Corp., as issuer, and Deutsche Bank Trust Company Americas, as trustee, relating to the 10.000% Senior Unsecured Notes due 2022 (incorporated by reference to Exhibit 4.2 to Scientific Games Corporation's Current Report on Form 8-K filed on November 26, 2014).

4.20
Registration Rights Agreement, dated November 21, 2014, among SGMS Escrow Corp. (and, by a joinder agreement, Scientific Games International, Inc., Scientific Games Corporation and the guarantors party thereto) and J.P. Morgan Securities LLC, Merrill Lynch, Pierce, Fenner & Smith Incorporated and Deutsche Bank Securities Inc., as representatives for the initial purchasers listed therein, relating to the 10.000% Senior Unsecured Notes due 2022 (incorporated by reference to Exhibit 4.5 to Scientific Games Corporation's Current Report on Form 8-K filed on November 26, 2014).

4.21
Indenture, dated as of November 21, 2014, between SGMS Escrow Corp., as issuer, and Deutsche Bank Trust Company Americas, as collateral agent and trustee, related to the 7.000% Senior Secured Notes due 2022 (incorporated by reference to Exhibit 4.3 to Scientific Games Corporation's Current Report on Form 8-K filed on November 26, 2014).

4.22
Supplemental Indenture, dated as of November 21, 2014, among Scientific Games International, Inc., as issuer, Scientific Games Corporation, as a guarantor, the subsidiary guarantors party thereto and Deutsche Bank Trust Company Americas, as collateral agent and trustee, related to the 7.000% Senior Secured Notes due 2022 (incorporated by reference to Exhibit 4.4 to Scientific Games Corporation's Current Report on Form 8-K filed on November 26, 2014).

10.1
Credit Agreement, dated as of October 18, 2013, by and among Scientific Games International, Inc., as the borrower, Scientific Games Corporation, the lenders party thereto from time to time, Bank of America, N.A., as administrative agent, collateral agent, issuing lender and swingline lender, JPMorgan Chase Bank, N.A., as issuing lender, Bank of America, N.A., Credit Suisse Securities (USA) LLC and UBS Securities LLC, as joint lead arrangers, Bank of America, N.A., Credit Suisse Securities (USA) LLC, UBS Securities LLC, J.P. Morgan Securities LLC, RBS Securities Inc., Deutsche Bank Securities Inc., Goldman Sachs Bank USA and HSBC Securities (USA) Inc., as joint bookrunners, Credit Suisse Securities (USA) LLC and UBS Securities LLC, as co-syndication agents, and J.P. Morgan Securities LLC, The Royal Bank of Scotland plc, Deutsche Bank Securities Inc., Goldman Sachs Bank USA and HSBC Securities (USA) Inc., as co-documentation agents (incorporated by reference to Exhibit 10.1 to Scientific Games Corporation's Current Report on Form 8-K filed on October 18, 2013).

10.2
Amendment No. 1 to Credit Agreement, dated as of October 1, 2014, by and among Scientific Games International, Inc., as the borrower, Scientific Games Corporation, the lenders and other agents from time to time party thereto, and Bank of America, N.A., as administrative agent, collateral agent, issuing lender and swingline lender, which amended and restated the Credit Agreement, dated as of October 18, 2013 among such parties, as set forth in Exhibit A and Exhibit B to such Amendment No. 1. to Credit Agreement (incorporated by reference to Exhibit 10.1 to Scientific Games Corporation's Current Report on Form 8-K filed on October 7, 2014).

10.3
Escrow Credit Agreement, dated as of October 1, 2014, by and among SGMS Escrow Corp., the lenders and other agents from time to time party thereto, and Bank of America, N.A., as administrative agent (incorporated by reference to Exhibit 10.2 to Scientific Games Corporation's Current Report on Form 8-K filed on October 7, 2014).

10.4
Guarantee and Collateral Agreement, dated as of October 18, 2013, by and among Scientific Games Corporation, Scientific Games International, Inc., the guarantor parties named therein and Bank of America, N.A. (incorporated by reference to Exhibit 10.2 to Scientific Games Corporation's Current Report on Form 8-K filed on October 18, 2013).

10.5
Collateral Agreement, dated as of November 21, 2014, among Scientific Games International, Inc., as issuer, Scientific Games Corporation, as guarantor, the subsidiary guarantors party thereto and Deutsche Bank Trust Company Americas, as collateral agent, related to the 7.000% Senior Secured Notes due 2022 (incorporated by reference to Exhibit 10.1 to Scientific Games Corporation's Current Report on Form 8-K filed on November 26, 2014).

10.6
Stockholders' Agreement, dated September 6, 2000, among Scientific Games Corporation, MacAndrews & Forbes Holdings Inc. (formerly known as Mafco Holdings Inc.) ("MacAndrews") (as successor-in-interest under the agreement to Cirmatica Gaming S.A.) and Ramius Securities, LLC (incorporated by reference to Exhibit 10.38 to Scientific Games Corporation's Quarterly Report on Form 10-Q for the quarter ended July 31, 2000).

10.7
Supplemental Stockholders' Agreement, dated June 26, 2002, among Scientific Games Corporation and MacAndrews (as successor-in-interest to Cirmatica Gaming S.A.) (incorporated by reference to Exhibit 4.2 to Scientific Games Corporation's Quarterly Report on Form 10-Q for the quarter ended June 30, 2002).

10.8
Letter Agreement, dated as of October 10, 2003, by and between Scientific Games Corporation and MacAndrews further supplementing the Stockholders' Agreement (incorporated by reference to Exhibit 3 to the Schedule 13D jointly filed by MacAndrews and SGMS Acquisition Corporation on November 26, 2003).

10.9
Letter Agreement dated February 15, 2007 between Scientific Games Corporation and MacAndrews (incorporated by reference to Exhibit 10.1 to Scientific Games Corporation's Current Report on Form 8-K filed on February 16, 2007).

10.10
Share Purchase Agreement, dated as of April 26, 2011, by and among Scientific Games Corporation, Global Draw Limited, IGT-UK Group Limited, Cyberview International, Inc. and International Game Technology (incorporated by reference to Exhibit 10.1 to Scientific Games Corporation's Quarterly Report on Form 10-Q for the quarter ended June 30, 2011).

10.11
TITO Game Manufacturer Cashless License Agreement dated as of June 13, 2014 (incorporated by reference to Exhibit 10.1 to Scientific Games Corporation's Current Report Form 8-K filed on June 19, 2014). Portions of this exhibit have been omitted under a request for confidential treatment filed separately with the SEC.

10.12
2003 Incentive Compensation Plan, as amended and restated (incorporated by reference to Exhibit 4.4 to Scientific Games Corporation's Registration Statement on Form S-8 (No. 333-200463) filed on November 24, 2014).*

10.13	1995 Equity Incentive Plan, as amended (incorporated by reference to Exhibit 10.14 to Scientific Games Corporation’s Annual Report on Form 10-K for the fiscal year ended October 31, 1997).*

10.14
2002 Employee Stock Purchase Plan, as amended and restated (incorporated by reference to Exhibit 10.14 to Scientific Games Corporation's Annual Report on Form 10-K for the fiscal year ended December 31, 2005).*

10.15	Scientific Games Corporation Nonqualified Deferred Compensation Plan, as amended and restated.*(†)

10.16	Asia-Pacific Business Incentive Compensation Program (incorporated by reference to Exhibit 10.4 to Scientific Games Corporation's Current Report on Form 8-K filed on December 3, 2010).*

10.17
Employment Agreement, dated as of June 9, 2014, by and between Scientific Games Corporation and M. Gavin Isaacs (incorporated by reference to Exhibit 10.1 to Scientific Games Corporation's Current Report on Form 8-K filed on June 10, 2014).*

10.18
Form of Inducement Equity Award Agreement between Scientific Games Corporation and M. Gavin Isaacs (incorporated by reference to Exhibit 4.4 to Scientific Games Corporation's Registration Statement on Form S-8 (No. 333-197948) filed on August 7, 2014).*

10.19
Amended and Restated Executive Employment Agreement, dated April 1, 2014, by and between Scientific Games Corporation and Scott D. Schweinfurth (incorporated by reference to Exhibit 10.1 to Scientific Games Corporation's Quarterly Report on Form 10-Q for the quarter ended March 31, 2014).*

10.20	Employment Agreement dated as of December 18, 2012 (effective as of January 1, 2013) by and between Scientific Games International, Inc. and James C. Kennedy.*(†)

10.21
Employment Agreement dated as of August 28, 2014 between Scientific Games Corporation and Steven W. Beason (incorporated by reference to Exhibit 10.7 to Scientific Games Corporation's Quarterly Report on Form 10-Q for the quarter ended September 30, 2014).*

10.22
Employment Agreement dated as of January 1, 2006 by and between Scientific Games Corporation and Larry A. Potts (executed on August 2, 2006) (incorporated by reference to Exhibit 10.4 to Scientific Games Corporation's Quarterly Report on Form 10-Q for the quarter ended September 30, 2006).*

10.23
Letter Agreement dated as of October 2, 2008 by and between Scientific Games Corporation and Larry A. Potts, which amended Mr. Potts' Employment Agreement dated as of January 1, 2006 (incorporated by reference to Exhibit 10.36 to Scientific Games Corporation's Annual Report on Form 10-K for the year ended December 31, 2008).*

10.24
Amendment to Employment Agreement dated as of December 30, 2008 by and between Scientific Games Corporation and Larry A. Potts, which amended Mr. Potts' Employment Agreement dated as of January 1, 2006, as amended by the Letter Agreement dated as of October 2, 2008 (incorporated by reference to Exhibit 10.37 to Scientific Games Corporation's Annual Report on Form 10-K for the year ended December 31, 2008).*

10.25
Letter Agreement, dated as of September 28, 2011, by and between Scientific Games Corporation and Larry A. Potts, which amended Mr. Potts' Employment Agreement dated as of January 1, 2006, as amended by the Letter Agreement dated as of October 2, 2008 and the Amendment dated as of December 30, 2008 (incorporated by reference to Exhibit 10.2 to Scientific Games Corporation's Current Report on Form 8-K filed on October 3, 2011).*

10.26
Letter Agreement, dated as of April 30, 2014, by and between Scientific Games Corporation and Larry A. Potts, which amended Mr. Potts' Employment Agreement dated as of January 1, 2006, as amended by the Letter Agreement dated as of October 2, 2008, the Amendment dated as of December 30, 2008 and the Letter Agreement dated as of September 28, 2011.*(†)

10.27
Employment Agreement made as of August 1, 2011 by and between Scientific Games Corporation and Jeffrey Johnson (incorporated by reference to Exhibit 10.1 to Scientific Games Corporation's Current Report on Form 8-K filed on July 26, 2011).*

10.28	Employment Agreement dated as of January 5, 2015 by and between Scientific Games Corporation and Derik Mooberry. *(†)

10.29	Employment Agreement dated as of December 8, 2014 between Scientific Games Corporation and Richard Haddrill.*(†)

10.30
Employment Agreement dated as of December 22, 2010 by and between Scientific Games International, Inc. and William J. Huntley (incorporated by reference to Exhibit 10.56 to Scientific Games Corporation's Annual Report on Form 10-K for the fiscal year ended December 31, 2010).*

10.31
Amendment to Employment Agreement, dated as of December 20, 2012 (but effective as of January 1, 2013), by and between Scientific Games International, Inc. and William J. Huntley (incorporated by reference to Exhibit 10.1 to Scientific Games Corporation's Current Report on Form 8-K filed on December 26, 2012).*

10.32	Agreement and General Release dated as of December 30, 2014 between Scientific Games Corporation and William J. Huntley.* (†)

10.33
Employment Agreement dated as of November 22, 2013 by and between Scientific Games Corporation and Andrew E. Tomback (incorporated by reference to Exhibit 10.42 to Scientific Games Corporation's Annual Report on Form 10-K for the year ended December 31, 2013).*

10.34
Agreement and General Release dated as of September 30, 2014 between Scientific Games Corporation and Andrew E. Tomback (incorporated by reference to Exhibit 10.4 to Scientific Games Corporation's Quarterly Report on Form 10-Q for the quarter ended September 30, 2014).*

10.35
Employment Agreement dated as of December 5, 2013 by and between Scientific Games Corporation and David L. Kennedy (incorporated by reference to Exhibit 10.43 to Scientific Games Corporation's Annual Report on Form 10-K for the year ended December 31, 2013).*

10.36
Employment Agreement, dated as of June 9, 2014, by and between Scientific Games Corporation and David L. Kennedy (incorporated by reference to Exhibit 10.2 to Scientific Games Corporation's Current Report on Form 8-K filed on June 10, 2014).*

10.37
Letter Agreement dated as of July 31, 2014 between Scientific Games Corporation and David L. Kennedy (incorporated by reference to Exhibit 10.3 to Scientific Games Corporation's Quarterly Report on Form 10-Q for the quarter ended September 30, 2014).*

10.38
Amended and Restated Employment Agreement dated as of April 26, 2012 by and between Scientific Games Corporation and Jeffrey S. Lipkin (incorporated by reference to Exhibit 10.1 to Scientific Games Corporation's Current Report on Form 8-K filed on April 26, 2012).*

10.39
Employment Agreement dated as of January 1, 2006 by and between Scientific Games Corporation and A. Lorne Weil (executed on August 8, 2006) (incorporated by reference to Exhibit 10.1 to Scientific Games Corporation's Quarterly Report on Form 10-Q for the quarter ended September 30, 2006).*

10.40
Letter dated August 2, 2007 between A. Lorne Weil and Scientific Games Corporation with respect to payment of Mr. Weil's deferred compensation upon a termination of employment under Mr. Weil's Employment Agreement dated as of January 1, 2006 (incorporated by reference to Exhibit 10.1 to Scientific Games Corporation's Quarterly Report on Form 10-Q for the quarter ended September 30, 2007).*

10.41
Amendment to Employment Agreement dated as of May 1, 2008 by and between Scientific Games Corporation and A. Lorne Weil (executed on May 12, 2008), which amended Mr. Weil's Employment Agreement dated as of January 1, 2006, as amended by the Letter dated August 2, 2007 (incorporated by reference to Exhibit 10.2 to Scientific Games Corporation's Current Report on Form 8-K filed on May 14, 2008).*

10.42
Amendment to Employment Agreement dated as of December 30, 2008 by and between Scientific Games Corporation and A. Lorne Weil, which amended Mr. Weil's Employment Agreement dated as of January 1, 2006, as amended by the Letter dated August 2, 2007 and the Amendment dated as of May 1, 2008 (incorporated by reference to Exhibit 10.20 to Scientific Games Corporation's Annual Report on Form 10-K for the year ended December 31, 2008).*

10.43
Third Amendment to Employment Agreement dated as of May 29, 2009 by and between Scientific Games Corporation and A. Lorne Weil, which amended Mr. Weil's Employment Agreement dated as of January 1, 2006, as amended by the Letter dated August 2, 2007 and the Amendments dated as of May 1, 2008 and December 30, 2008 (incorporated by reference to Exhibit 10.1 to Scientific Games Corporation's Current Report on Form 8-K filed on June 2, 2009).*

10.44
Amendment to Employment Agreement dated as of December 2, 2010 by and between Scientific Games Corporation and A. Lorne Weil, which amended Mr. Weil's Employment Agreement dated as of January 1, 2006, as amended by the Letter dated August 2, 2007 and the Amendments dated as of May 1, 2008, December 30, 2008 and May 29, 2009 (incorporated by reference to Exhibit 10.1 to Scientific Games Corporation's Current Report on Form 8-K filed on December 3, 2010).*

10.45
Amendment to Employment Agreement dated as of August 18, 2011 by and between A. Lorne Weil and Scientific Games Corporation, which amended Mr. Weil's Employment Agreement dated as of January 1, 2006, as amended by the Letter dated August 2, 2007 and the Amendments dated as of May 1, 2008, December 30, 2008, May 29, 2009 and December 2, 2010 (incorporated by reference to Exhibit 10.1 to Scientific Games Corporation's Current Report on Form 8-K filed on August 18, 2011).*

10.46
Agreement and General Release dated as of December 30, 2013 by and between A. Lorne Weil and Scientific Games Corporation (incorporated by reference to Exhibit 10.17 to Scientific Games Corporation's Annual Report on Form 10-K for the year ended December 31, 2013).*

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

99.3
Form of Equity Awards Notice-RSUs-Employees under the Scientific Games Corporation 2003 Incentive Compensation Plan (incorporated by reference to Exhibit 99.(d)(2) to Scientific Games Corporation's Schedule TO filed on July 19, 2011).*

99.4
Form of Equity Awards Notice-RSUs-Non-Employee Directors under the Scientific Games Corporation 2003 Incentive Compensation Plan (incorporated by reference to Exhibit 99.(d)(3) to Scientific Games Corporation's Schedule TO filed on July 19, 2011).*

99.5
Terms and Conditions of Equity Awards to Key Employees under the Scientific Games Corporation 2003 Incentive Compensation Plan (incorporated by reference to Exhibit 99.(d)(4) to Scientific Games Corporation's Schedule TO filed on July 19, 2011).*

99.6
Terms and Conditions of Equity Awards to Non-Employee Directors under the Scientific Games Corporation 2003 Incentive Compensation Plan (incorporated by reference to Exhibit 99.(d)(5) to Scientific Games Corporation's Schedule TO filed on July 19, 2011).*

99.7
Terms and Conditions of Special Performance-Conditioned Restricted Stock Units under the Scientific Games Corporation 2003 Incentive Compensation Plan (incorporated by reference to Exhibit 99.8 to Scientific Games Corporation's Annual Report on Form 10-K for the year ended December 31, 2012).*

99.8
Form of Equity Awards Notice (Stock Options, Restricted Stock Units and Performance-Conditioned Restricted Stock Units) under the Scientific Games Corporation 2003 Incentive Compensation Plan (as amended and restated June 11, 2014).*(†)

99.9	Terms and Conditions of Equity Awards to Employees under the Scientific Games Corporation 2003 Incentive Compensation Plan (as amended and restated June 11, 2014).*(†)

99.10	Terms and Conditions of Equity Awards to Non-Employee Directors under the Scientific Games Corporation 2003 Incentive Compensation Plan (as amended and restated June 11, 2014).*(†)

99.11	Terms and Conditions of Equity Awards to Consultants under the Scientific Games Corporation 2003 Incentive Compensation Plan (as amended and restated June 11, 2014).*(†)

99.12	Gaming Regulations.(†)

101.INS	XBRL Instance Document

101.SCH	XBRL Taxonomy Extension Schema

101.CAL	XBRL Taxonomy Extension Calculation Linkbase

101.DEF	XBRL Taxonomy Definition Label Linkbase

101.LAB	XBRL Taxonomy Extension Label Linkbase

101.PRE	XBRL Taxonomy Extension Presentation Linkbase
* Management contracts and compensation plans and arrangements.
(†) Filed herewith.