Form 10-Q
period 2015-03-31
SCIENTIFIC GAMES CORP
filed 2015-05-11
CIK 750004

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549
FORM 10-Q

☒ QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended March 31, 2015

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

(702) 897-7150
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
Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act). Yes ☐ No ☒
The registrant has the following number of shares outstanding of each of the registrant’s classes of common stock as of May 4, 2015:
Class A Common Stock: 85,823,187
Class B Common Stock: None

SCIENTIFIC GAMES CORPORATION AND SUBSIDIARIES
INDEX TO FINANCIAL INFORMATION
AND OTHER INFORMATION
THREE MONTHS ENDED MARCH 31, 2015

Glossary of Terms

The following terms or acronyms used in this Form 10-Q are defined below:
Term or Acronym	Definition
2018 Notes	8.125% senior subordinated notes due 2018 issued by Scientific Games Corporation
2019 Notes	9.250% senior subordinated notes due 2019 issued by SGI
2020 Notes	6.250% senior subordinated notes due 2020 issued by SGI
2021 Notes	6.625% senior subordinated notes due 2021 issued by SGI
ASC	Accounting Standards Codification
ASU	Accounting Standards Update
Bally	Bally Technologies, Inc.
Bally acquisition	the acquisition of Bally by the Company on November 21, 2014
Barcrest	Barcrest Group Limited
coin-in	the amount wagered
CSG	Beijing CITIC Scientific Games Technology Co., Ltd.
CSL	China Sports Lottery
D&A	depreciation and amortization
ESPP	employee stock purchase plan
FASB	Financial Accounting Standards Board
Global Draw	The Global Draw Limited
GLB	Beijing Guard Libang Technology Co., Ltd.
Hellenic Lotteries	Hellenic Lotteries S.A.
ITL	International Terminal Leasing
LAP	local-area progressive
LBO	licensed betting office
LNS	Lotterie Nazionali S.r.l.
MGD	machine games duty
net win	coin-in less payouts
Northstar Illinois	Northstar Lottery Group, LLC
Northstar New Jersey	Northstar New Jersey Lottery Group, LLC
Note	refers to a note to our Consolidated Financial Statements in this Quarterly Report on Form 10-Q, unless otherwise indicated
participation
with respect to our gaming business, refers to gaming machines provided to customers through service or leasing arrangements in which we earn revenues and are paid based on: (1) a percentage of net win; (2) fixed daily fees; (3) a percentage of the coin-in; or (4) a combination of a fixed daily fee and a percentage of the coin-in, and with respect to our lottery business, refers to a contract or arrangement in which we earn revenues and are paid based on a percentage of retail sales

PMA	private management agreement
R&D	research and development
RCN	Roberts Communications Network, LLC
RGD	remote gaming duty
RMB	Chinese Renminbi Yuan
RMG	real-money gaming
RSU	restricted stock unit
SEC	Securities and Exchange Commission
Secured Notes	7.00% senior secured notes due 2022 issued by SGI
SG&A	selling, general and administrative
SGI	Scientific Games International, Inc.
SHFL	SHFL entertainment, Inc.
Shufflers	various models of automatic card shufflers, deck checkers and roulette chip sorters
Sportech	Sportech plc

Unsecured Notes	10.00% senior unsecured notes due 2022 issued by SGI
U.S.	United States of America
U.S. GAAP	accounting principles generally accepted in the United States of America
VLT	video lottery terminal
WAP	wide-area progressive
WMS	WMS Industries, Inc.
WMS acquisition	the acquisition of WMS by the Company on October 18, 2013

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

•
U.S. and international economic and industry conditions, including declines in or slow growth of gross gaming revenues or lottery retail sales, reductions in or constraints on capital spending by gaming or lottery operators and bankruptcies of, or credit risk relating to, customers;

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

•
inability to benefit from, and risks associated with, strategic equity investments and relationships, including (1) the inability of our joint venture to meet the net income targets or otherwise to realize the anticipated benefits under its private management agreement with the Illinois lottery (or in connection with any termination thereof), (2) the inability of our joint venture to meet the net income targets or other requirements under its agreement to provide marketing and sales services to the New Jersey Lottery or otherwise to realize the anticipated benefits under such agreement and (3) the failure to realize the anticipated benefits related to the award to our consortium of an instant lottery game concession in Greece;

•
failure to achieve the intended benefits of the Bally acquisition, the WMS acquisition, our other recent acquisitions, or future acquisitions, including due to the inability to successfully integrate such acquisitions or realize synergies in the anticipated amounts or within the contemplated timeframes or cost expectations, or at all;

•
disruption of current plans and operations in connection with our recent acquisitions (including in connection with the integration of Bally and WMS), including departure of key personnel or inability to recruit additional qualified personnel or maintain relationships with customers, suppliers or other third parties;

•	costs, charges and expenses relating to the Bally acquisition and the WMS acquisition;

•	incurrence of employee termination or restructuring costs and impairment charges;

•	implementation of complex revenue recognition standards;

•	fluctuations in our results due to seasonality and other factors;

•	dependence on suppliers and manufacturers;

•	risks relating to foreign operations, including fluctuations in foreign currency exchange rates, restrictions on the payment of dividends from earnings and restrictions on the import of products;

•	dependence on employees;

•
litigation and other liabilities relating to our business, including litigation and liabilities relating to our contracts and licenses, our products and systems, our employees, intellectual property and our strategic relationships;

•	influence of certain stockholders; and

•	stock price volatility.
Additional information regarding risks and uncertainties and other factors that could cause actual results to differ materially from those contemplated in forward-looking statements is included from time to time in our filings with the SEC, including under Item 1A “Risk Factors” in our Annual Report on Form 10-K filed with the SEC on March 17, 2015. Forward-looking statements speak only as of the date they are made and, except for our ongoing obligations under the U.S. federal securities laws, we undertake no obligation to publicly update any forward-looking statements whether as a result of new information, future events or otherwise.
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

PART I. FINANCIAL INFORMATION

Item 1. Financial Statements
SCIENTIFIC GAMES CORPORATION AND SUBSIDIARIES
CONSOLIDATED STATEMENTS OF OPERATIONS AND COMPREHENSIVE LOSS
(Unaudited, in millions, except per share amounts)

	Three Months Ended
	March 31,
	2015	2014
Revenue:
Services	$330.4	$176.8
Product sales	199.4	85.1
Instant games	128.9	126.2
Total revenue	658.7	388.1
Operating expenses:
Cost of services (1)	90.5	66.5
Cost of product sales (1)	97.9	46.4
Cost of instant games (1)	67.0	69.9
Selling, general and administrative	145.9	91.8
Research and development	46.9	25.9
Employee termination and restructuring	8.2	5.6
Depreciation and amortization	184.2	94.1
Operating income (loss)	18.1	(12.1)
Other (expense) income:
Interest expense	(164.3)	(47.9)
Earnings from equity investments	3.1	5.5
Gain on sale of equity interest	—	14.5
Other (expense) income, net	(5.6)	2.9
Total other expense, net	(166.8)	(25.0)
Net loss before income taxes	(148.7)	(37.1)
Income tax benefit (expense)	62.3	(7.9)
Net loss	$(86.4)	$(45.0)

Other comprehensive (loss) income:
Foreign currency translation (loss) gain	(106.3)	0.1
Pension and post-retirement gain, net of tax	0.9	0.1
Derivative financial instruments unrealized loss, net of tax	(4.9)	(0.7)
Other comprehensive loss	(110.3)	(0.5)
Comprehensive loss	$(196.7)	$(45.5)

Basic and diluted net loss per share:
Basic	$(1.01)	$(0.53)
Diluted	$(1.01)	$(0.53)

Weighted average number of shares used in per share calculations:
Basic shares	85.3	84.3
Diluted shares	85.3	84.3

(1) Exclusive of depreciation and amortization.
See accompanying notes to consolidated financial statements.

SCIENTIFIC GAMES CORPORATION AND SUBSIDIARIES
CONSOLIDATED BALANCE SHEETS
(in millions, except par value)

	March 31, 2015	December 31, 2014
ASSETS	(Unaudited)
Current assets:
Cash and cash equivalents	$151.2	$171.8
Restricted cash	27.5	27.2
Accounts receivable, net	463.8	468.4
Notes receivable, net	168.1	188.7
Inventories	261.8	265.6
Deferred income taxes	73.1	72.8
Prepaid expenses, deposits and other current assets	187.7	183.5
Total current assets	1,333.2	1,378.0
Long-term restricted cash	16.4	16.8
Long-term notes receivable	73.3	87.5
Property and equipment, net	967.7	1,012.8
Goodwill	4,031.0	4,108.3
Intangible assets, net	2,203.7	2,251.6
Software, net	561.3	592.7
Equity investments	267.8	288.2
Other assets	249.0	259.3
Total assets	$9,703.4	$9,995.2

LIABILITIES AND STOCKHOLDERS’ (DEFICIT) EQUITY
Current liabilities:
Debt payments due within one year	$50.4	$50.6
Accounts payable	133.8	155.8
Accrued liabilities	462.1	453.9
Total current liabilities	646.3	660.3
Deferred income taxes	560.6	628.8
Other long-term liabilities	238.1	236.8
Long-term debt, excluding current installments	8,447.8	8,465.4
Total liabilities	9,892.8	9,991.3
Commitments and contingencies
Stockholders' (deficit) equity:
Class A common stock, par value $0.01 per share: 199.3 shares authorized; 103.0 and 102.3 shares issued and 85.8 and 85.1 shares outstanding, respectively	1.0	1.0
Additional paid-in capital	746.6	743.2
Accumulated loss	(557.1)	(470.7)
Treasury stock, at cost: 17.2 and 17.2 shares held, respectively	(175.2)	(175.2)
Accumulated other comprehensive loss	(204.7)	(94.4)
Total stockholders' (deficit) equity	(189.4)	3.9
Total liabilities and stockholders' (deficit) equity	$9,703.4	$9,995.2

See accompanying notes to consolidated financial statements.

SCIENTIFIC GAMES CORPORATION AND SUBSIDIARIES
CONSOLIDATED STATEMENTS OF CASH FLOWS
(Unaudited, in millions)

	Three Months Ended
	March 31,
	2015	2014
Cash flows from operating activities:
Net loss	$(86.4)	$(45.0)
Adjustments to reconcile net loss to net cash provided by operating activities:
Depreciation and amortization	184.2	94.1
Change in deferred income taxes	(67.1)	1.2
Stock-based compensation	5.1	5.2
Non-cash interest expense	9.5	4.3
Earnings from equity investments, net	(3.1)	(5.5)
Distributed earnings from equity investments	1.6	18.2
Gain on sale of equity interest	—	(14.5)
Changes in current assets and liabilities, net of effects of acquisitions:
Accounts and notes receivable, net	34.7	51.3
Inventories	9.5	(25.6)
Accounts payable	(17.3)	(25.3)
Accrued liabilities	5.5	19.3
Other current assets and liabilities	1.3	7.1
Other, net	0.3	(1.5)
Net cash provided by operating activities	77.8	83.3

Cash flows from investing activities:
Additions to property and equipment	(4.2)	(12.2)
Gaming and lottery operations expenditures	(48.3)	(24.7)
Intangible assets and software expenditures	(19.6)	(22.7)
Change in other assets and liabilities, net	(0.2)	(0.1)
Additions to equity method investments	—	(17.7)
Distributions of capital on equity investments	3.8	22.4
Proceeds from sale of equity interest	—	44.9
Restricted cash	0.2	(0.9)
Net cash used in investing activities	(68.3)	(11.0)

Cash flows from financing activities:
Borrowings under revolving credit facility	15.0	—
Repayments under revolving credit facility	(20.0)	—
Proceeds from issuance of long-term debt	—	0.3
Payment on long-term debt	(12.0)	(6.3)
Payments on license obligations	(9.0)	—
Common stock repurchases	—	(29.5)
Contingent earnout payments	—	(1.8)
Net redemptions of common stock under stock-based compensation plans	(0.7)	(19.2)
Net cash used in financing activities	(26.7)	(56.5)
Effect of exchange rate changes on cash and cash equivalents	(3.4)	(0.4)
(Decrease) increase in cash and cash equivalents	(20.6)	15.4
Cash and cash equivalents, beginning of period	171.8	153.7
Cash and cash equivalents, end of period	$151.2	$169.1
 See accompanying notes to consolidated financial statements.

SCIENTIFIC GAMES CORPORATION AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(Unaudited, table amounts in millions, except per share amounts)

(1) Description of the Business and Summary of Significant Accounting Policies
Description of the Business
We are a leading developer of technology‑based products and services and associated content for the worldwide gaming and lottery industries. Our portfolio includes gaming machines and game content, instant and draw‑based lottery games, server‑based gaming and lottery systems, casino-management systems, table game products and services, sports betting technology, loyalty and rewards programs and interactive gaming and lottery content and services. We also gain access to technologies and pursue global expansion through strategic acquisitions and equity investments. As a result of our recent acquisitions of Bally and WMS, we have significantly expanded our global gaming business. We report our operations in three business segments—Gaming, Lottery and Interactive.
Basis of Presentation and Principles of Consolidation
The accompanying consolidated financial statements of the Company have been prepared in accordance with SEC and U.S. GAAP requirements. All monetary values set forth in these financial statements are in United States dollars ("$") unless otherwise stated herein. The accompanying consolidated financial statements include the accounts of the Company and its wholly owned subsidiaries, as well as those subsidiaries in which we have a controlling financial interest. Investments in other entities in which we do not have a controlling financial interest but we exert significant influence are accounted for in our consolidated financial statements using the equity method of accounting. All intercompany balances and transactions have been eliminated in consolidation. We have evaluated subsequent events through the date these financial statements were issued. In the opinion of management, we have made all adjustments necessary to present fairly our consolidated financial position, results of operations and comprehensive loss and cash flows for the periods presented. Such adjustments are of a normal, recurring nature. These consolidated financial statements should be read in conjunction with the consolidated financial statements and notes thereto included in our 2014 Annual Report on Form 10-K. Interim results of operations are not necessarily indicative of results of operations for a full year.
Significant Accounting Policies
There have been no changes to our significant accounting policies described in Note 1 (Description of the Business and Summary of Significant Accounting Policies) in our 2014 Annual Report on Form 10-K.
Recently Issued Accounting Guidance
In January 2014, the FASB issued ASU 2014-05, Service Concession Arrangements (Topic 853), a consensus of the FASB Emerging Issues Task Force, which specified that an operating entity should not account for a service concession arrangement within the scope of the update as a lease in accordance with ASC 840, Leases. The guidance was effective for fiscal years beginning after December 15, 2014. The adoption of ASU 2014-05 did not have an impact on our financial condition, results of operations or cash flows.
In April 2014, the FASB issued ASU 2014-08, Reporting Discontinued Operations and Disclosures of Disposals of Components of an Entity. ASU 2014-08 changes the criteria for reporting discontinued operations and modifies related disclosure requirements. The new guidance is effective on a prospective basis for fiscal years beginning after December 15, 2014, and interim periods thereafter. The adoption of ASU 2014-08 did not have a material effect on our financial condition, results of operations or cash flows.
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
In April 2015, the FASB issued ASU No. 2015-03, Interest - Imputation of Interest (Subtopic 835-30): Simplifying the Presentation of Debt Issuance Costs. ASU 2015-03 intends to simplify the presentation of debt issuance costs by requiring that debt issuance costs related to a recognized debt liability be presented in the balance sheet as a direct deduction from the carrying amount of that debt liability, consistent with debt discounts. The recognition and measurement guidance for debt issuance costs are not affected by the amendments in this ASU. ASU 2015-03 is effective for fiscal years beginning after December 15, 2015, and interim periods within those fiscal years. We do not expect ASU 2015-03 to have a material effect on our financial condition, results of operations or cash flows.
(2) Business Segments
We report our operations in three business segments—Gaming, Lottery and Interactive—representing our different products and services. These are our reportable segments under ASC 280, Segment Reporting. Each of our business segments is managed by a separate executive who reports to our chief executive officer (who is our "chief operating decision maker" under applicable accounting standards). Our three business segments represent separate standalone businesses based on the industries in which we operate. Our Gaming business segment generally sells gaming machines and VLTs, conversion kits and parts, and leases or otherwise provides gaming machines, server-based systems and content, to commercial, tribal and governmental gaming operators. The Gaming business segment also sells and supports specialized casino-management systems-based software and hardware, provides proprietary table game content and sells and leases Shufflers. Our Lottery business segment provides instant lottery games and related value-added services, as well as licensed brands that are printed on instant lottery games and other promotional lottery products. Our Lottery business segment also provides systems products and services generally comprised of point-of-sale terminals, central systems, customized computer software, data communication services, support and/or related equipment.  Our Interactive business segment provides social gaming and RMG services to online casino operators through our remote game servers. Additional discussion regarding the products and services from which each reportable business segment derives its revenue is included in Note 1 (Description of the Business and Summary of Significant Accounting Policies) in our 2014 Annual Report on Form 10-K.
In connection with the Bally acquisition, in the fourth quarter of 2014, we reviewed our operating and business segments in light of certain changes in the financial information regularly reviewed by our chief executive officer and other factors. Based on this review, we combined our previous lottery-related Instant Products and Lottery Systems business segments into one "Lottery" segment. We also determined that the interactive operating segment should be disclosed as a separate business segment and not aggregated with the gaming operating segment, reflecting the growth of the interactive operating segment. These changes, which were effective prior to December 31, 2014, had no impact on our consolidated financial statements for any periods. Business segment information for the three months ended March 31, 2014 has been adjusted to reflect these changes.

The following tables present revenue, cost of revenue, SG&A, R&D, employee termination and restructuring, D&A, operating income (loss) and earnings (loss) from equity investments by business segment for the three months ended March 31, 2015 and 2014. Certain unallocated expenses managed at the corporate level, comprised primarily of general and administrative costs and other income (expense), net, are not allocated to our business segments. Segment results for 2014 below do not include the results of Bally, which we acquired in November 2014. The increase in unallocated corporate costs for the three months ended March 31, 2015 primarily related to the inclusion of Bally's results.

	Three Months Ended March 31, 2015
	Gaming	Lottery	Interactive	Total
Revenue:
Services	$237.9	$45.6	$46.9	$330.4
Product sales	187.9	11.5	—	199.4
Instant games	—	128.9	—	128.9
Total revenue	425.8	186.0	46.9	658.7
Cost of services (1)	45.5	28.4	16.6	90.5
Cost of product sales (1)	87.8	10.1	—	97.9
Cost of instant games (1)	—	67.0	—	67.0
Selling, general and administrative	74.2	17.1	15.1	106.4
Research and development	39.8	1.6	5.5	46.9
Employee termination and restructuring	4.2	0.2	0.7	5.1
Depreciation and amortization	143.3	21.3	5.1	169.7
Segment operating income	$31.0	$40.3	$3.9	$75.2
Unallocated corporate costs				57.1
Consolidated operating income				$18.1
Earnings (loss) from equity investments	$(0.1)	$3.2	$—	$3.1
(1) Exclusive of depreciation and amortization.

	Three Months Ended March 31, 2014
	Gaming	Lottery	Interactive	Total
Revenue:
Services	$95.9	$50.1	$30.8	$176.8
Product sales	67.5	17.6	—	85.1
Instant games	—	126.2	—	126.2
Total revenue	163.4	193.9	30.8	388.1
Cost of services (1)	25.2	30.4	10.9	66.5
Cost of product sales (1)	32.7	13.7	—	46.4
Cost of instant games (1)	—	69.9	—	69.9
Selling, general and administrative	31.7	18.6	14.2	64.5
Research and development	22.3	0.6	3.0	25.9
Employee termination and restructuring	1.8	0.4	3.4	5.6
Depreciation and amortization	60.6	22.5	3.1	86.2
Segment operating income (loss)	$(10.9)	$37.8	$(3.8)	$23.1
Unallocated corporate costs				35.2
Consolidated operating loss				$(12.1)
Earnings (loss) from equity investments	$(0.3)	$5.8	$—	$5.5
(1) Exclusive of depreciation and amortization.

The following table presents a reconciliation of reportable business segment operating income to net loss before income taxes for each period:

	Three Months Ended March 31,
	2015	2014
Reportable business segment operating income	$75.2	$23.1
Unallocated corporate costs	(57.1)	(35.2)
Consolidated operating income (loss)	18.1	(12.1)
Interest expense	(164.3)	(47.9)
Earnings from equity investments	3.1	5.5
Gain on sale of equity interest	—	14.5
Other income (expense), net	(5.6)	2.9
Net loss before income taxes	$(148.7)	$(37.1)
In evaluating segment financial performance, we focus on operating income (loss) as a segment’s measure of profit or loss. Segment operating income (loss) is income (loss) before other income (expense), net, interest expense, earnings (loss) from equity investments, gain on sale of equity interest, unallocated corporate costs and income tax expense (benefit). The accounting policies of the business segments are the same as those described in our summary of significant accounting policies in Note 1 (Description of the Business and Summary of Significant Accounting Policies) in our 2014 Annual Report on Form 10-K.
(3) Acquisitions and Dispositions
Acquisitions
On November 21, 2014, the Company acquired Bally for $5.1 billion (including the refinancing of approximately $1.9 billion of existing Bally indebtedness), creating one of the largest diversified global gaming suppliers.
We have recorded Bally's assets acquired and liabilities assumed based on our preliminary estimates of their fair values at the acquisition date. The determination of the fair values of the assets acquired and liabilities assumed (and the related determination of estimated lives of depreciable and amortizable tangible and identifiable intangible assets) requires significant judgment and estimates. The estimates and assumptions used include the projected timing and amount of future cash flows and discount rates reflecting risk inherent in the future cash flows. The estimated fair values of Bally's assets acquired and liabilities assumed and resulting goodwill are subject to adjustment as we finalize our fair value analysis. The significant items for which a final fair value has not been determined as of the filing of this Quarterly Report on Form 10-Q include accrued liabilities, deferred income taxes and other long-term liabilities.  We expect to complete our fair value determinations no later than the fourth quarter of 2015. We do not currently expect our fair value determinations to change; however, there may be differences compared to those amounts reflected in our consolidated financial statements at March 31, 2015 as we finalize our fair value analysis and such changes could be material.
Based on our preliminary estimates, the equity purchase price exceeded the aggregate estimated fair value of the acquired assets and assumed liabilities at the acquisition date by $2,956.1 million, which amount has been allocated and recognized as goodwill within our Gaming and Interactive business segments. We attribute this goodwill to our enhanced financial and operational scale, market diversification, opportunities for synergies, assembled workforce and other strategic benefits. None of the goodwill associated with the acquisition is deductible for income tax purposes and, as such, no deferred taxes have been recorded related to goodwill.
The preliminary allocation of the purchase price to the estimated fair values of assets acquired and liabilities assumed did not change during the three months ended March 31, 2015 from the amounts disclosed in Note 3 (Acquisitions and Dispositions) in our 2014 Annual Report on Form 10-K.
As required by ASC 805, Business Combinations, the following unaudited pro forma statements of operations for the three months ended March 31, 2014 give effect to the Bally acquisition as if it had been completed on January 1, 2014. The unaudited pro forma financial information is presented for illustrative purposes only and is not necessarily indicative of what the operating results actually would have been during the period presented had the Bally acquisition been completed on January 1, 2014. In addition, the unaudited pro forma financial information does not purport to project future operating results. This information is preliminary in nature and subject to change based on final purchase price adjustments. The pro forma statements of operations do not reflect: (1) any anticipated synergies (or anticipated costs to achieve synergies) or (2) the impact of non-recurring items directly related to the Bally acquisition.

Three Months Ended March 31, 2014
Revenue from Consolidated Statements of Operations and Comprehensive Loss	$388.1
Add: Bally revenue not reflected in Consolidated Statements of Operations and Comprehensive Loss	346.9
Unaudited pro forma revenue	$735.0

Three Months Ended March 31, 2014
Net loss from Consolidated Statements of Operations and Comprehensive Loss	$(45.0)
Add: Bally net income not reflected in Consolidated Statements of Operations and Comprehensive Loss adjusted by pro forma adjustments (1), (2), (3) and (4) below	(35.6)
Unaudited pro forma net loss	$(80.6)
Unaudited pro forma amounts reflect the following adjustments:
(1) An adjustment to reflect additional D&A of $30.3 million for the three months ended March 31, 2014 associated with the fair value of the tangible and intangible assets acquired in the Bally acquisition that would have been incurred assuming the fair value adjustments had been applied on January 1, 2014.
(2) An adjustment to reflect lower costs of sales of $2.2 million related to the reversal of the impact of purchase accounting adjustments on the carrying value of SHFL's finished goods inventory made in connection with Bally’s acquisition of SHFL.
(3) An adjustment to reflect additional interest expense of $77.5 million for three months ended March 31, 2014, that would have been incurred assuming the financing transactions relating to the Bally acquisition were completed as of January 1, 2014.
(4) An adjustment of $39.8 million to tax effect the pre-tax pro forma adjustments listed above, calculated based on the statutory rates in effect in each significant jurisdiction for the three months ended March 31, 2014. This rate does not reflect the Company’s effective tax rate, which includes other tax items, such as state and foreign taxes, as well as other tax charges or benefits, and does not take into account any historical or possible future tax events that may impact the Company.
(4) Restructuring Plans
We recorded pre-tax employee termination and restructuring costs of $8.2 million and $5.6 million for the three months ended March 31, 2015 and 2014, respectively. No new employee termination and restructuring plans were initiated during the three months ended March 31, 2015. We expect to complete the integration-related restructuring plan actions discussed below related to the Bally and WMS integrations during 2016 and 2015, respectively. All other employee termination and restructuring actions reported in 2014 were completed as of December 31, 2014 and are not reflected in the tables below.
Bally Integration-Related Restructuring Plan
Upon our acquisition of Bally in November 2014, we began integrating Scientific Games and Bally and implementing our plans to streamline our operations and cost structure. We have recorded costs that meet the criteria under ASC 420, Exit and Disposal Cost Obligations ("ASC 420"), in each of our business segments associated with integration activities that have been initiated in the relevant period. These costs include employee termination costs, costs relating to the exiting of facilities and costs relating to exiting contracts.
WMS Integration-Related Restructuring Plan
Upon our acquisition of WMS in October 2013, we began integrating Scientific Games and WMS and implementing our plans to streamline our operations and cost structure. We have recorded costs that meet the criteria under ASC 420 in each of our segments associated with integration activities that have been initiated in the relevant period. These costs include employee termination costs, costs relating to the exiting of facilities and costs related to exiting two immaterial businesses.

Unallocated corporate employee termination costs primarily related to terminations of certain executives, including our former chief executive officer, in the fourth quarter of 2013.
Employee Termination and Restructuring Costs by Segment
The following table presents a summary of employee termination and restructuring costs by business segment related to the restructuring plans described above, including the costs incurred during the three months ended March 31, 2015, the cumulative costs incurred through March 31, 2015 since the relevant restructuring activities were initiated and the total expected costs related to the relevant restructuring activities that have been initiated. As additional integration-related activities are initiated, we expect to incur additional costs related to those activities.

Business Segment		Employee Termination Costs	Property Costs	Other	Total
Gaming (1)	Three months ended March 31, 2015	$4.2	$—	$—	$4.2
	Cumulative	22.5	0.9	2.9	26.3
	Expected Total	33.2	0.9	4.4	38.5

Lottery	Three months ended March 31, 2015	0.2	—	—	0.2
	Cumulative	3.3	0.4	—	3.7
	Expected Total	3.3	0.4	—	3.7

Interactive (1)	Three months ended March 31, 2015	0.6	—	0.1	0.7
	Cumulative	4.4	0.4	5.0	9.8
	Expected Total	4.4	0.4	5.0	9.8

Unallocated corporate (2)	Three months ended March 31, 2015	0.3	1.5	1.3	3.1
	Cumulative	11.7	3.8	1.3	16.8
	Expected Total	11.7	3.8	1.3	16.8

Total	Three months ended March 31, 2015	$5.3	$1.5	$1.4	$8.2
	Cumulative	$41.9	$5.5	$9.2	$56.6
	Expected Total	$52.6	$5.5	$10.7	$68.8
(1) Other restructuring costs reflect costs related to the exit of two immaterial business lines.
(2) Unallocated corporate employee termination costs primarily relates to an accrual for cash severance due to former executives.
The following table presents a summary of restructuring charges and the changes in the restructuring accrual during the three months ended March 31, 2015:

	Employee Termination Costs	Property Costs	Other	Total
Balance as of December 31, 2014	$17.9	$1.7	$3.0	$22.6
Additional accruals	5.3	1.5	1.4	8.2
Cash payments	(6.3)	(0.9)	(1.8)	(9.0)
Non-cash expense	0.1	0.3	(1.2)	(0.8)
Balance as of March 31, 2015	$17.0	$2.6	$1.4	$21.0

(5) Basic and Diluted Net Loss Per Share
The following represents a reconciliation of the numerator and denominator used in computing basic and diluted net loss per share available to common stockholders for the three months ended March 31, 2015 and 2014:

	Three Months Ended March 31,
	2015	2014

Net loss	$(86.4)	$(45.0)

Basic and diluted net loss per share:
Basic	$(1.01)	$(0.53)
Diluted	$(1.01)	$(0.53)

Weighted average number of shares used in per share calculations:
Basic shares	85.3	84.3
Diluted shares	85.3	84.3
For all periods presented, basic and diluted net loss per share is the same, as any additional common stock equivalents would be anti-dilutive. We excluded 1.5 million and 1.9 million of stock options from the weighted average diluted common shares outstanding for the three months ended March 31, 2015 and 2014, respectively, which would have been anti-dilutive due to the net loss in those periods. In addition, we excluded 4.3 million and 4.8 million of RSUs from the calculation of weighted average diluted common shares outstanding for the three months ended March 31, 2015 and 2014, respectively, which would have been anti-dilutive due to the net loss in those periods.
(6) Accounts and Notes Receivable and Credit Quality of Notes Receivable
Accounts and Notes Receivable
The following summarizes the components of current and long-term accounts and notes receivable, net:

	March 31, 2015	December 31, 2014
Current:
Accounts receivable	$475.2	$479.5
Notes receivable	176.3	194.6
Allowance for doubtful accounts	(19.6)	(17.0)
Current accounts and notes receivable, net	$631.9	$657.1
Long-term:
Notes receivable	73.3	87.5
Total accounts and notes receivable, net	$705.2	$744.6
Credit Quality of Notes Receivable
The Company includes in its notes receivable amounts due in installment payments greater than 3 months and any amounts due for development financing provided to certain customers in the form of notes receivable. We carry our notes receivable at face amounts less an allowance for doubtful accounts and imputed interest, if any. Interest income is recognized ratably over the life of the note receivable and any related fees or costs to establish the notes are expensed as incurred, as they are considered insignificant. Actual or imputed interest, if any, is determined based on stated rates or current market rates at the time the note originated and is recorded as interest income in other income (expense), net, ratably over the payment period. We generally impute interest income on notes receivable with terms greater than one year that do not contain a stated interest rate. The interest rates on our outstanding notes receivable ranged from 4.0% to 10.4% at March 31, 2015 and December 31, 2014. Our policy is to generally recognize interest on our notes receivable until the note receivable is deemed non-performing, which we define as a note on which payments are over 180 days past due. The amount of our non-performing notes was immaterial at March 31, 2015 and December 31, 2014.

We monitor the credit quality of our accounts receivable by reviewing an aging of customer invoices. Invoices are considered past due if a scheduled payment is not received within agreed-upon terms. Our notes receivable are reviewed for impairment at least quarterly. We also review a variety of other relevant qualitative information such as collection experience, economic conditions and customer-specific financial conditions to evaluate credit risk in recording the allowance for doubtful accounts or as an indicator of an impaired loan. For notes receivable from customers in the U.S. with payment terms over 90 days, we generally file a UCC-1 form to retain a security interest in the gaming machines until we are fully paid. For international notes receivable, where possible, we seek payment deposits, collateral, pledge agreements, bills of exchange, foreign bank letters of credit, post-dated checks or personal guarantees with respect to notes receivable from our customers. However, the majority of our international notes receivable do not have these features. Currently, we have not sold our notes receivable to third parties; therefore, we do not have any off-balance sheet liabilities for factored receivables.
The government authorities in Argentina limit the exchange of pesos into U.S. dollars and the transfer of funds from Argentina. Our accounts and notes receivable, net, from customers in Argentina at March 31, 2015 was $20.8 million, which is denominated in U.S. dollars, although, under the terms of our arrangements with our customers in Argentina, they are required to pay us in pesos at the spot exchange rate between the peso and the U.S. dollar on the date of payment. In evaluating the collectability of customer receivables in Argentina at March 31, 2015, we specifically evaluated recent payments, receivable aging, any additional security or collateral we had (bills of exchange, pledge agreements, etc.) and other facts and circumstances relevant to our customers’ ability to pay. Our customers in Argentina have continued to pay us in pesos based on the spot exchange rate between the peso and the U.S. dollar on the payment date. We collected $7.5 million of outstanding receivables from customers in Argentina during the three months ended March 31, 2015.
Recent government actions and challenges affecting the gaming industry in Mexico have increased the credit quality risk with respect to certain of our current Mexico customers. In evaluating the collectability of customer receivables in Mexico at March 31, 2015, we specifically evaluated recent payments, receivable aging, any additional security or collateral we had (bills of exchange, pledge agreements, etc.) and other facts and circumstances relevant to our customers’ ability to pay. Our accounts and notes receivable, net, from all customers in Mexico was $41.1 million at March 31, 2015. We collected $11.8 million of outstanding receivables from customers during the three months ended March 31, 2015.
The following summarizes the components of total notes receivable, net:

	March 31, 2015	Balances over 90 days past due	December 31, 2014	Balances over 90 days past due
Notes receivable:
Domestic	$82.1	$5.5	$95.3	$7.9
International	167.5	10.7	186.8	12.0
Total notes receivable	249.6	16.2	282.1	19.9

Notes receivable allowance for doubtful accounts:
Domestic	(0.6)	(0.6)	—	—
International	(7.6)	(4.2)	(5.9)	(3.5)
Total notes receivable allowance for doubtful accounts	(8.2)	(4.8)	(5.9)	(3.5)
Note receivable, net	$241.4	$11.4	$276.2	$16.4
At March 31, 2015, 4.7% of our total notes receivable, net, was past due by over 90 days compared to 5.9% at December 31, 2014.

The following tables detail our evaluation of notes receivable for impairment as of March 31, 2015 and December 31, 2014:

	March 31, 2015	Ending Balance Individually Evaluated for Impairment	Ending Balance Collectively Evaluated for Impairment
Notes receivable:
Domestic	$82.1	$37.7	$44.4
International	167.5	111.6	55.9
Total notes receivable	$249.6	$149.3	$100.3

	December 31, 2014	Ending Balance Individually Evaluated for Impairment	Ending Balance Collectively Evaluated for Impairment
Notes receivable:
Domestic	$95.3	$36.1	$59.2
International	186.8	121.0	65.8
Total notes receivable	$282.1	$157.1	$125.0
The following table reconciles the allowance for doubtful notes receivable from December 31, 2014 to March 31, 2015:

	Total	Ending Balance Individually Evaluated for Impairment	Ending Balance Collectively Evaluated for Impairment
Beginning balance at December 31, 2014	$5.9	$5.9	$—
Charge-offs	(0.1)	(0.1)	—
Recoveries	—	—	—
Provision	2.4	1.8	0.6
Ending balance at March 31, 2015	$8.2	$7.6	$0.6
The following table reconciles the allowance for doubtful notes receivable from December 31, 2013 to March 31, 2014:

	Total	Ending Balance Individually Evaluated for Impairment	Ending Balance Collectively Evaluated for Impairment
Beginning balance at December 31, 2013	$5.6	$5.6	$—
Charge-offs	—	—	—
Recoveries	—	—	—
Provision	1.0	0.9	0.1
Ending balance at March 31, 2014	$6.6	$6.5	$0.1
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
For the three months ended March 31, 2015, we had no modifications to the original financing terms.

The following summarizes the notes receivable financing terms that were modified during the three months ended March 31, 2014:

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

•
one customer for which four notes were consolidated into one note aggregating $1.4 million, with an average five-month extension, and another note for $0.2 million for which original payment terms were extended by seven months.

In certain international jurisdictions, we offer extended financing terms related to our customers. Such financing activities subject us to increased credit risk, which could be exacerbated by, among other things, unfavorable economic conditions or political or economic instability in those regions. Our notes receivable were concentrated in the following international gaming jurisdictions at March 31, 2015:

Mexico	16%
Peru	15%
Argentina	8%
Colombia	7%
Italy	5%
Other (less than 5% individually)	16%
Total international notes receivable as a percentage of total notes receivable	67%
(7) Inventories
Inventories consisted of the following as of the dates presented below:

	March 31, 2015	December 31, 2014
Parts and work-in-process	$111.2	$105.7
Finished goods	150.6	159.9
Total inventories	$261.8	$265.6
Parts and work-in-process include parts for gaming machines, lottery terminals and instant lottery ticket materials, as well as labor and overhead costs associated with the manufacturing of instant lottery games. Our finished goods inventory primarily consists of gaming machines for sale, instant games for our participation arrangements and our licensed branded merchandise.
(8) Property and Equipment
Gaming and lottery machinery and equipment, including assets under capital leases, were as follows:

	March 31, 2015	December 31, 2014
Gaming equipment	$807.3	$799.9
Less: accumulated depreciation	(283.0)	(279.1)
Gaming equipment, net	524.3	520.8

Lottery machinery and equipment	318.2	311.7
Less: accumulated depreciation	(220.8)	(207.4)
Lottery machinery and equipment, net	97.4	104.3

Total gaming and lottery machinery and equipment, net	$621.7	$625.1

Property and equipment consisted of the following:

	March 31, 2015	December 31, 2014
Land	$41.2	$43.0
Buildings and leasehold improvements	206.0	206.3
Furniture and fixtures	35.4	36.2
Transportation equipment	5.1	5.0
Construction in progress	15.2	11.7
Other property and equipment, at cost	281.9	292.8
Less: accumulated depreciation	(238.8)	(207.3)
Property and equipment, net	$346.0	$387.7

Total property and equipment, net	$967.7	$1,012.8
Depreciation expense for the three months ended March 31, 2015 and 2014 was $82.3 million and $52.5 million, respectively. Depreciation expense is excluded from cost of instant games, cost of services, cost of product sales and other operating expenses and is separately stated within depreciation and amortization on the Consolidated Statements of Operations and Comprehensive Loss. Accumulated amortization of capital lease assets was $7.1 million and $5.3 million as of March 31, 2015 and December 31, 2014, respectively.
(9) Intangible Assets and Goodwill
Intangible Assets
The following tables present certain information regarding our intangible assets as of March 31, 2015 and December 31, 2014. Amortizable intangible assets are being amortized on a straight-line basis over their estimated useful lives with no estimated residual value.

Intangible Assets	Gross Carrying Amount	Accumulated Amortization	Net Balance
Balance as of March 31, 2015
Amortizable intangible assets:
Patents	$16.8	$8.7	$8.1
Customer relationships	893.0	63.1	829.9
Licenses	346.5	100.1	246.4
Intellectual property	726.1	48.0	678.1
Brand name	128.6	8.7	119.9
Non-compete agreements	0.3	0.3	—
Lottery contracts	1.5	1.5	—
	2,112.8	230.4	1,882.4
Non-amortizable intangible assets:
Trade name	323.4	2.1	321.3
Total intangible assets	$2,436.2	$232.5	$2,203.7

Balance as of December 31, 2014
Amortizable intangible assets:
Patents	$17.9	$8.4	$9.5
Customer relationships	883.2	46.7	836.5
Licenses	332.8	88.5	244.3
Intellectual property	736.3	19.5	716.8
Brand name	128.2	5.3	122.9
Non-compete agreements	0.3	0.2	0.1
Lottery contracts	1.5	1.5	—
	2,100.2	170.1	1,930.1
Non-amortizable intangible assets:
Trade name	323.6	2.1	321.5
Total intangible assets	$2,423.8	$172.2	$2,251.6

The aggregate intangible amortization expense for the three months ended March 31, 2015 and 2014 was $63.1 million and $14.6 million, respectively. These amounts are included in depreciation and amortization in our Consolidated Statements of Operations and Comprehensive Loss.
Goodwill
The table below reconciles the change in the carrying amount of goodwill, by business segment, for the period from December 31, 2013 to March 31, 2015.

Goodwill	Gaming	Lottery	Interactive	Totals
Balance as of December 31, 2013	$612.7	$513.9	$56.5	$1,183.1
Acquisitions	2,902.8	—	53.3	2,956.1
Foreign currency adjustments	(15.8)	(15.1)	—	(30.9)
Balance as of December 31, 2014	3,499.7	498.8	109.8	4,108.3
Foreign currency adjustments	(65.0)	(12.3)	—	(77.3)
Balance as of March 31, 2015	$3,434.7	$486.5	$109.8	$4,031.0
(10) Software

	March 31, 2015	December 31, 2014
Software	$822.3	$812.1
Accumulated amortization	(261.0)	(219.4)
Software, net	$561.3	$592.7
Amortization expense for the three months ended March 31, 2015 and 2014 was $38.8 million and $24.3 million, respectively. Amortization expense is excluded from cost of instant games, cost of services, cost of product sales and other operating expenses and is separately stated within depreciation and amortization on the Consolidated Statements of Operations and Comprehensive Loss.
(11) Equity Investments
The following provides an update for events that occurred during the three months ended March 31, 2015 related to our equity method investments, which are disclosed in Note 11 (Equity Investments) in our 2014 Annual Report on Form 10-K.
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
Sportech
In January 2014, we completed the sale of our 20% equity interest in Sportech for cash proceeds of £27.8 million, or $44.9 million, resulting in a gain of approximately £9 million, or $14.5 million, which is reflected as a gain on sale of equity interest in our Consolidated Statements of Operations and Comprehensive (Loss) Income for the three months ended March 31, 2014.
GLB
During the three months ended March 31, 2015, we received a dividend of RMB11.1 million, or $1.6 million.
ITL
During the three months ended March 31, 2015, we received a distribution of capital of €3.4 million, or $3.8 million.
(12) Long-Term and Other Debt
Outstanding Debt and Capital Leases
The following reflects our outstanding debt as of March 31, 2015 and December 31, 2014:

	March 31, 2015	December 31, 2014
Senior Secured Credit Facilities:
Revolver, varying interest rate, due 2018	$180.0	$185.0
Term Loan, varying interest rate, due 2020 (1)	2,262.2	2,267.6
Term Loan, varying interest rate, due 2021 (2)	1,976.1	1,980.3
2018 Notes	250.0	250.0
2020 Notes	300.0	300.0
2021 Notes (3)	347.9	347.8
Secured Notes	950.0	950.0
Unsecured Notes	2,200.0	2,200.0
Capital lease obligations, 3.9% interest as of March 31, 2015 payable monthly through 2019	32.0	35.3
Total long-term debt outstanding	8,498.2	8,516.0
Less: debt payments due within one year	(50.4)	(50.6)
Long-term debt, net of current installments	$8,447.8	$8,465.4

(1)
Total of $2,271.2 million in principal amount less amortization of a loan discount in the amount of $9.0 million as of March 31, 2015. Total of $2,277.0 million in principal amount less amortization of a loan discount in the amount of $9.4 million as of December 31, 2014.

(2)
Total of $1,995.0 million in principal amount less amortization of a loan discount in the amount of $18.9 million as of March 31, 2015. Total of $2,000.0 million in principal amount less amortization of a loan discount in the amount of $19.7 million as of December 31, 2014.

(3)
Total of $350.0 million in principal amount less amortization of a loan discount in the amount of $2.1 million as of March 31, 2015. Total of $350.0 million in principal amount less amortization of a loan discount in the amount of $2.2 million as of December 31, 2014.

Senior Secured Credit Facilities
The Company and certain of its subsidiaries are party to a credit agreement dated as of October 18, 2013, by and among SGI, as the borrower, the Company, as a guarantor, Bank of America, N.A., as administrative agent, and the lenders and other agents party thereto (the “Credit Agreement”). Prior to the increase in the revolving credit facility and the assumption of the incremental term loans referred to below, the Credit Agreement provided for senior secured credit facilities in an aggregate principal amount of $2,600.0 million, including a $300.0 million revolving credit facility, which has dollar and multi-currency tranches, and a $2,300.0 million term B-1 loan facility.
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
On October 1, 2014, SGMS Escrow Corp., a wholly owned subsidiary of SGI, entered into an escrow credit agreement by and among SGMS Escrow Corp., as borrower, the lenders and other agents from time to time party thereto, and Bank of America, N.A., as administrative agent. The escrow credit agreement provided for $2,000.0 million of term loans, the net proceeds of which provided a portion of the funds used to finance the Bally acquisition. Upon the consummation of the Bally acquisition, the term loans under the escrow credit agreement were assumed by SGI as incremental term B-2 loans under the Credit Agreement.
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
For additional information regarding our senior secured credit facilities, see Note 15 (Long-Term and Other Debt) in our 2014 Annual Report on Form 10-K.
2021 Notes
In connection with the issuance of the 2021 Notes, SGI, the Company, the subsidiary guarantors party thereto, and Merrill Lynch, Pierce, Fenner & Smith Incorporated, as representative for the initial purchasers listed therein, entered into a registration rights agreement, dated June 4, 2014. Under the registration rights agreement, SGI and the guarantors agreed, for the benefit of the holders of the 2021 Notes, that they will file with the SEC, and use their commercially reasonable efforts to cause to become effective, a registration statement relating to an offer to exchange the 2021 Notes for an issue of SEC-registered notes (the "2021 Exchange Notes") with terms identical to the 2021 Notes (except that the 2021 Exchange Notes will not be subject to restrictions on transfer or to any increase in annual interest rate as described below).
If the exchange offer is not completed on or before June 4, 2015 (subject to the right of the Company to extend such date by up to 90 additional days under customary "blackout" provisions if the Company determines in good faith that it is in possession of material, non-public information), the annual interest rate borne by the 2021 Notes will be increased by 0.25% per annum for the first 90-day period immediately following such date and by an additional 0.25% per annum with respect to each subsequent 90-day period, up to a maximum additional rate of 1.00% per annum thereafter until the exchange offer is completed or the obligation to complete the exchange offer terminates, at which time the interest rate will revert to the original interest rate on the date the 2021 Notes were originally issued.
On April 10, 2015, we filed a registration statement on Form S-4 relating to the exchange offer contemplated by the registration rights agreement. The registration statement was declared effective by the SEC on April 20, 2015. The exchange offer is scheduled to expire on May 15, 2015.
Unsecured Notes
In connection with the issuance of the Unsecured Notes, SGI, the Company, the subsidiary guarantors party thereto, and J.P. Morgan Securities LLC, Merrill Lynch, Pierce, Fenner & Smith Incorporated and Deutsche Bank Securities Inc., as representatives for the initial purchasers listed therein, entered into a registration rights agreement, dated November 21, 2014. Under the registration rights agreement, SGI and the guarantors agreed, for the benefit of the holders of the Unsecured Notes, that they will file with the SEC and use their commercially reasonable efforts to cause to become effective, a registration statement relating to an offer to exchange the Unsecured Notes for an issue of SEC-registered notes (the "Exchange Unsecured Notes") with terms identical to the Unsecured Notes (except that the Exchange Unsecured Notes will not be subject to restrictions on transfer or to any increase in annual interest rate as described below).
If the exchange offer is not completed on or before February 12, 2016 (subject to the right of the Company to extend such date by up to 90 additional days under customary "blackout" provisions if the Company determines in good faith that it is in possession of material, non-public information), the annual interest rate borne by the Unsecured Notes will be increased by 0.25% per annum for the first 90-day period immediately following such date and by an additional 0.25% per annum with respect to each subsequent 90-day period, up to a maximum additional rate of 1.00% per annum thereafter until the exchange offer is completed or the obligation to complete the exchange terminates, at which time the interest rate will revert to the original interest rate on the date the Unsecured Notes were originally issued.
On April 10, 2015, we filed a registration statement on Form S-4 relating to the exchange offer contemplated by the registration rights agreement. The registration statement was declared effective by the SEC on April 20, 2015. The exchange offer is scheduled to expire on May 15, 2015.
Capital Lease Obligations
During the three months ended March 31, 2015, we did not enter into any new capital lease arrangements and our remaining obligation at March 31, 2015 was $32.0 million.
For additional information regarding our 2018 Notes, 2020 Notes, 2021 Notes, the Secured Notes, the Unsecured Notes and the capital lease obligations, see Note 15 (Long-Term and Other Debt) in our 2014 Annual Report on Form 10-K.
(13) Fair Value Measurements
Fair value is defined as the exchange price that would be received for an asset or paid to transfer a liability (an exit price) in the principal or most advantageous market for the asset and liability in an orderly transaction between market participants at the measurement date. We estimate fair value of our assets and liabilities utilizing an established three-level hierarchy as described in Note 16 (Fair Value Measurements) in our 2014 Annual Report on Form 10-K.
The fair value of our financial assets and liabilities is determined by reference to market data and other valuation techniques as appropriate. We believe the fair value of our financial instruments, which are principally cash and cash equivalents, accounts receivable, other current assets, accounts payable and accrued liabilities, approximates their recorded values.
Interest rate swaption contract
In January 2014, we entered into a swaption contract with an aggregate notional value of $150.0 million. The swaption gives us the right, but not the obligation, to enter into a swap under which we would pay a fixed rate of 2.151% and receive interest on the notional amount based on a floating three-month LIBOR rate. We paid a premium of $0.9 million at the time we entered into the swaption and have no additional payment obligations. The swaption expired on April 15, 2015. As the prevailing swap rate was below the swaption fixed rate, we did not exercise the swaption and it expired with no further cash payment from us or the counterparty.
As valuations for comparable swaptions are not publicly available, we categorized the swaption as Level 3 in the fair value hierarchy. We believe the estimated fair value for the swaption we held during the quarter was based on the most accurate information available for these types of derivative contracts. For the three months ended March 31, 2015, there was no change in fair value associated with the intrinsic value of the swaption. The fair value of the swaption as of March 31, 2015 and December 31, 2014 was $0.0 million and $0.2 million, respectively, which is recorded in other current assets in our Consolidated Balance Sheets.
Interest rate swap contracts
In August 2013, we entered into forward starting interest rate swap contracts with an aggregate notional value of $500.0 million. In October 2013, we entered into additional forward starting interest rate swap contracts with an aggregate notional value of $200.0 million. These hedges became effective in April 2015 and mature in January 2018. We entered into the forward starting interest rate swap contracts, which are designated as cash flow hedges of the future interest payment transactions in accordance with ASC 815, in order to eliminate the variability of cash flows attributable to the LIBOR component of interest expense to be paid on our variable rate debt. Under these hedges, we will pay interest on the notional amount of debt at a weighted-average fixed rate of 2.151% and receive interest on the notional amount at the greater of 1% or the then prevailing three-month LIBOR rate beginning in April 2015.
These hedges are highly effective in offsetting changes in our future expected cash flows due to fluctuation in the three-month LIBOR rate associated with our variable rate debt. The effectiveness of these hedges is measured quarterly on a retrospective basis by comparing the cumulative change in the hedging instrument's fair value to the change in the hedged transaction's fair value. To the extent these hedges have no ineffectiveness, all gains and losses from these hedges are recorded in other comprehensive income (loss) until the future underlying interest payment transactions occur. Any realized gains or losses resulting from the hedges will be recognized (together with the hedged transaction) as interest expense in our Consolidated Statements of Operations and Comprehensive Loss beginning in April 2015. For the three months ended March 31, 2015 and 2014, we recorded losses, net of tax, of $4.9 million and $1.6 million, respectively, in other comprehensive income (loss) in our Consolidated Statements of Operations and Comprehensive Loss related to these hedges. The fair value of these hedges as of March 31, 2015 and December 31, 2014 was $14.4 million and $9.5 million, which is recorded in other long-term liabilities in our Consolidated Balance Sheets.
Other
In accordance with ASC 323, Investments - Equity Method and Joint Ventures, we record our share of a derivative instrument held by LNS. Changes in the fair value of the derivative instrument are recorded by LNS in other comprehensive income on LNS' statement of comprehensive income. During the three months ended March 31, 2015 and 2014, our 20% share of the change associated with this derivative instrument was not material to other comprehensive income (loss) in our Consolidated Statements of Operations and Comprehensive Loss and equity investments in our Consolidated Balance Sheet.
(14) Stockholders’ Equity
The following table presents the change in the number of shares of our Class A common stock outstanding during the three months ended March 31, 2015 and during the year ended December 31, 2014:

	Three Months Ended March 31, 2015	Twelve Months Ended December 31, 2014
Shares outstanding as of beginning of period	85.1	85.2
Shares issued as part of equity-based compensation plans and the ESPP, net of RSUs surrendered	0.7	1.9
Common stock repurchases	—	(2.0)
Shares outstanding as of end of period	85.8	85.1
Treasury Stock
In December 2014, our existing stock repurchase program, which was originally announced in May 2010, expired and was not renewed. Under the program, we were authorized to repurchase, from time to time through open market purchases or otherwise, shares of our outstanding common stock in an aggregate amount up to $200.0 million. During the first quarter of 2014, we repurchased approximately 2.0 million shares at an aggregate cost of $29.5 million. Purchases made during 2014 were funded by cash flows from operations, borrowings or a combination thereof. As of the program’s expiration on December 31, 2014, we had $75.0 million remaining available for potential repurchases under the program.
Accumulated Other Comprehensive Loss
During the three months ended March 31, 2015, the primary changes in accumulated other comprehensive loss were related to the foreign currency translation component. The foreign exchange rates that had the largest impact on our foreign currency translation in the three months ended March 31, 2015 are the Euro, British Pound Sterling, the Australian Dollar and Canadian Dollar. There were no tax effects related to foreign currency translation gains and losses.
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

When we acquired Bally in November 2014, we consolidated the Bally 2010 Long Term Incentive Plan (amended and restated in 2013) (“Legacy Bally Plan”) with and into the Company’s 2003 Incentive Compensation Plan (the “2003 Plan”) such that the Legacy Bally Plan became a sub-plan of the 2003 Plan with respect to the Bally awards that we assumed (discussed below). In connection therewith, Bally equity awards that were not cashed out in connection with the acquisition were assumed and adjusted (using a customary exchange ratio based on the stock prices of Bally and the Company at the time of the acquisition) to become awards relating to approximately 1.4 million shares of our common stock. In addition, we assumed shares available for future awards under the Legacy Bally Plan that totaled (after adjustment using the customary exchange ratio) 3.4 million shares of our common stock (such shares, together with the shares underlying the assumed Bally equity awards, the “Legacy Bally Shares”).
As a result of merging the Legacy Bally Plan into the 2003 Plan, as of March 31, 2015, we had approximately 7.5 million shares available for future grants of equity awards under the 2003 Plan plus available shares from a pre-existing equity-based compensation plan (excluding shares underlying outstanding awards). Any Legacy Bally Shares issued following the Bally acquisition will be subject to the share counting provisions set forth in the Legacy Bally Plan, under which each Bally Legacy Share delivered in settlement of a “full-value” award (e.g., an RSU) is counted as 1.75 shares against the reserved shares (subject to any necessary adjustments). We also have outstanding stock options and RSUs granted as part of inducement awards that were not approved by our stockholders, as permitted by applicable stock exchange rules.
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
Our ESPP allows for a total of up to 1.0 million shares of Class A common stock to be purchased by eligible employees under offerings made each January 1 and July 1. Employees participate through payroll deductions up to a maximum of 15% of eligible compensation. The term of each offering period is six months and shares are purchased on the last day of the offering period at a 15% discount to the stock's market value. As of March 31, 2015, we had approximately 0.1 million shares available for issuance under the ESPP.
Stock Options
A summary of the changes in stock options outstanding during the three months ended March 31, 2015 is presented below:

	Number of Options	Weighted Average Remaining Contract Term (Years)	Weighted Average Exercise Price	Aggregate Intrinsic Value
Options outstanding as of December 31, 2014	1.6	6.3	$11.61	$4.0
Granted	0.2		12.04	—
Exercised	(0.3)		9.83	0.9
Canceled	—			—
Options outstanding as of March 31, 2015	1.5	7.2	$11.78	$1.2
Options exercisable as of March 31, 2015	0.9	5.9	$11.14	$0.9
The weighted average grant date fair value of options awarded during the three months ended March 31, 2015 and 2014 was $6.05 and $8.86, respectively. For the three months ended March 31, 2015 and 2014, we recognized stock-based compensation expense of $0.4 million and $0.5 million, respectively, related to the service period of stock options and a related tax benefit of $0.1 million and $0.2 million, respectively.
As of March 31, 2015, we had unrecognized compensation expense of $3.0 million relating to stock option awards that is scheduled to be expensed over a weighted average period of approximately two years.
Restricted Stock Units
A summary of the changes in RSUs outstanding during the three months ended March 31, 2015 is presented below:

	Number of RSUs	Weighted Average Grant Date Fair Value Per RSU
Unvested units as of December 31, 2014	5.0	$13.12
Granted	0.3	13.15
Vested	(0.7)	12.72
Canceled	(0.3)	15.08
Unvested units as of March 31, 2015	4.3	$13.39
For the three months ended March 31, 2015 and 2014, we recognized stock-based compensation expense of $4.7 million and $4.6 million, respectively, related to the service period of RSUs and a related tax benefit of $1.7 million and $1.7 million, respectively.
As of March 31, 2015, we had unrecognized compensation expense of $49.1 million relating to RSUs that is scheduled to be expensed over a weighted average period of approximately two years.
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
The following table sets forth the combined amount of net periodic benefit cost recognized for the three months ended March 31, 2015 and 2014:

	Three Months Ended March 31,
	2015	2014
Components of net periodic pension benefit cost:
Service cost	$0.7	$0.6
Interest cost	1.2	1.3
Expected return on plan assets	(1.7)	(1.6)
Amortization of actuarial gains	0.3	0.2
Curtailment	—	0.1
Amortization of prior service costs	—	(0.1)
Net periodic cost	$0.5	$0.5
We have a 401(k) plan for U.S.-based employees. Those employees who participate in our 401(k) plan are eligible to receive matching contributions from us for the first 6% of participant contributions. We match contributions of 35% of any participant's contributions, up to the first 6% of their compensation (as defined in the plan document). In connection with the WMS acquisition, we assumed WMS' existing 401(k) plan and effective January 1, 2015 combined it with the Scientific Games 401(k) plan. In connection with the Bally acquisition, we assumed Bally's existing 401(k) plan. The plan was adopted for domestic employees of Bally Technologies, Inc. and all its domestic subsidiaries and matches 50% of any participant's contributions, up to the first 6% of their compensation (as defined in the plan document).
(17) Income Taxes
The effective income tax rates on the net loss before income taxes of 41.9% and (21.3)% for the three months ended March 31, 2015 and 2014, respectively, were determined using an estimated annual effective tax rate after considering any discrete items for such periods. As a result of the release in the December 2014 quarter of the valuation allowance on our U.S. deferred tax assets, the estimated annual effective tax rate for the three months ended March 31, 2015 included the benefit of the U.S. tax loss.
Our effective income tax rate on foreign earnings is impacted by the mix of income and the statutory tax rates in our foreign jurisdictions, which range from a low of 0% to a high of 35%. The foreign jurisdictions that had the most impact on our foreign income tax expense (benefit) in the three months ended March 31, 2015 included Australia, Bermuda, Canada, Ireland, India and the U.K.

(18) Litigation
The Company is involved in various legal proceedings, including those discussed below. We record an accrual for legal contingencies when it is both probable that a liability will be incurred and the amount or range of the loss can be reasonably estimated (although, as discussed below, there may be an exposure to loss in excess of the accrued liability). We evaluate our accruals for legal contingencies at least quarterly and, as appropriate, establish new accruals or adjust existing accruals to reflect (1) the facts and circumstances known to us at the time, including information regarding negotiations, settlements, rulings and other relevant events and developments, (2) the advice and analyses of counsel and (3) the assumptions and judgment of management. Legal costs associated with our legal proceedings are expensed as incurred. We had accrued liabilities of $13.8 million and $47.3 million for all of our legal matters that were contingencies as of March 31, 2015 and December 31, 2014, respectively.
Substantially all of our legal contingencies are subject to significant uncertainties and, therefore, determining the likelihood of a loss and/or the measurement of any loss involves a series of complex judgments about future events. Consequently, the ultimate outcomes of our legal contingencies could result in losses in excess of amounts we have accrued. We may be unable to estimate a range of possible losses for some matters pending against the Company or its subsidiaries, even when the amount of damages claimed against the Company or its subsidiaries is stated because, among other things: (1) the claimed amount may be exaggerated or unsupported; (2) the claim may be based on a novel legal theory or involve a large number of parties; (3) there may be uncertainty as to the likelihood of a class being certified or the ultimate size of the class; (4) there may be uncertainty as to the outcome of pending appeals or motions; (5) the matter may not have progressed sufficiently through discovery or there may be significant factual or legal issues to be resolved or developed; and/or (6) there may be uncertainty as to the enforceability of legal judgments and outcomes in certain jurisdictions. Other matters have progressed sufficiently that we are able to estimate a range of possible loss. For those legal contingencies disclosed below as to which a loss is reasonably possible, whether in excess of a related accrued liability or where there is no accrued liability, and for which we are able to estimate a range of possible loss, the current estimated range is up to approximately $13.1 million in excess of the accrued liabilities (if any) related to those legal contingencies. This aggregate range represents management’s estimate of additional possible loss in excess of the accrued liabilities (if any) with respect to these matters based on currently available information, including any damages claimed by the plaintiffs, and is subject to significant judgment and a variety of assumptions and inherent uncertainties. For example, at the time of making an estimate, management may have only preliminary, incomplete, or inaccurate information about the facts underlying a claim; its assumptions about the future rulings of the court or other tribunal on significant issues, or the behavior and incentives of adverse parties, regulators, indemnitors or co‑defendants, may prove to be wrong; and the outcomes it is attempting to predict are often not amenable to the use of statistical or other quantitative analytical tools. In addition, from time to time an outcome may occur that management had not accounted for in its estimate because it had considered that outcome to be remote. Furthermore, as noted above, the aggregate range does not include any matters for which the Company is not able to estimate a range of possible loss. Accordingly, the estimated aggregate range of possible loss does not represent our maximum loss exposure. Any such losses could have a material adverse impact on our financial condition, results of operations or cash flows. The legal proceedings underlying the estimated range will change from time to time, and actual results may vary significantly from the current estimate.
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
In June 1999, Ecosalud filed a collection proceeding against SGI to enforce the liquidation resolution and recover the claimed damages. In May 2013, the Tribunal denied SGI’s merit defenses to the collection proceeding and issued an order of payment of approximately 90 billion Colombian pesos (approximately $35.2 million based on the current exchange rate) plus default interest (potentially accrued since 1994). SGI has filed an appeal to the Council of State, which appeal has stayed the payment order.
SGI believes it has various defenses, including on the merits, against Ecosalud’s claims. Although we believe these claims will not result in a material adverse effect on our consolidated financial position, results of operations or cash flows, it is not feasible to predict the final outcome, and there can be no assurance that these claims will not ultimately be resolved adversely to us or result in material liability.
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
In October 2012, SNAI filed a lawsuit in the Court of First Instance of Rome in Italy against Barcrest and Global Draw, our subsidiary which acquired Barcrest from IGT‑UK Group Limited, a subsidiary of International Gaming Technology ("IGT"), claiming liability based on breach of contract and tort. The lawsuit sought to terminate SNAI’s agreement with Barcrest and damages arising from the deactivation of the terminals, including among other things, lost profits, expenses and costs, potential awards to players who have sought to enforce what appeared to be winning jackpot and other tickets, compensation for lost profits sought by managers of the gaming locations where SNAI VLTs supplied by Barcrest were installed, damages to commercial reputation and any future damages arising from SNAI’s potential loss of its concession or inability to obtain a new concession. In June 2013, Barcrest and Global Draw filed a counterclaim based on SNAI’s alleged breach of contract.
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
In February 2015, we entered into a settlement agreement with SNAI that provides, among other things, for us to make a €25.0 million upfront payment to SNAI and to indemnify SNAI against certain potential future losses which payment was made in February 2015. In connection with the settlement, the parties’ pending claims in the Court of First Instance of Rome were dismissed on February 19, 2015. We are continuing to pursue recovery from third party sources in connection with this matter, including IGT and our insurance carriers; however, there can be no assurance that any amounts will ultimately be recovered.
On March 16, 2015, Certain Underwriters at Lloyd’s London filed a complaint against the Company, Barcrest and Global Draw seeking a declaratory judgment that such underwriters do not owe insurance coverage for the matters that are the subject of the settlement agreement with SNAI.
WMS Acquisition Litigation
Complaints challenging the WMS acquisition were filed in early 2013 in the Delaware Court of Chancery, the Circuit Court of Cook County, Illinois and the Circuit Court of Lake County, Illinois. The actions are putative class actions filed on behalf of WMS stockholders. The complaints generally allege that the WMS directors breached their fiduciary duties in connection with their consideration and approval of the acquisition and in connection with their public disclosures concerning the acquisition. The complaints allege that other defendants, including WMS, Scientific Games Corporation and certain affiliates of Scientific Games Corporation, aided and abetted those alleged breaches. The plaintiffs sought equitable relief, including to enjoin the acquisition, to rescind the acquisition if not enjoined, damages, attorneys’ fees and other costs.
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
In April 2013, the plaintiffs in the Gardner action filed a motion for preliminary injunction to enjoin the WMS stockholder vote on the acquisition. Following that, in April 2013, lead counsel in the Gardner action, on behalf of counsel for plaintiffs in all actions in Delaware and Illinois, agreed to withdraw the motion for preliminary injunction and not to seek to enjoin the WMS stockholder vote in return for WMS’ agreement to make certain supplemental disclosures related to the acquisition.
In January 2014, the plaintiffs in the Illinois action filed an amended complaint seeking damages for the alleged breach of fiduciary duties by the individual defendants and the alleged aiding and abetting of those breaches by WMS and Scientific Games Corporation. In February 2014, WMS and Scientific Games Corporation filed motions to dismiss the amended complaint. In September 2014, the plaintiffs’ claims in the Illinois action were dismissed with prejudice. The plaintiffs in the Illinois action have filed a claim for attorneys' fees of $0.9 million, which we have opposed.
In February 2015, the plaintiffs in the Delaware action moved to intervene in the Gardner action for the purpose of participating in the motion for attorneys' fees and in March 2015, the Illinois Court granted the motion.
In March 2015, the plaintiffs in the Delaware action submitted a motion for voluntary dismissal of the consolidated Delaware actions. The Court granted the motion and the matter was dismissed.
Bally Acquisition Litigation
Complaints challenging the Bally acquisition were filed in August 2014 in the District Court of Clark County, Nevada. The actions are putative class actions filed on behalf of the public stockholders of Bally and name as defendants Bally, its directors, Scientific Games Corporation and certain of its affiliates. The complaints generally allege that the Bally directors breached their fiduciary duties in connection with their consideration and approval of the acquisition and that we aided and abetted those alleged breaches. The plaintiffs seek equitable relief, including to enjoin the acquisition, to rescind the acquisition if not enjoined, damages, attorneys’ fees and other costs.
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
On October 17, 2014, following arm’s‑length negotiations, the parties to the Nevada Action entered into a Memorandum of Understanding ("MOU") under which they agreed in principle to settle all of the claims asserted in the Nevada Action on a class‑wide basis, subject to certain conditions, including confirmatory discovery by the plaintiffs in the Nevada Action and preliminary and final approval of the Nevada court, which will consider the fairness, reasonableness and adequacy of the settlement. Bally, Scientific Games and the other named defendants entered into the MOU solely to avoid the costs, risks and uncertainties inherent in litigation and without admitting any liability or wrongdoing, and vigorously denied, and continue to vigorously deny, the claims alleged in the Nevada Action.  The MOU provided that Bally would make certain supplemental disclosures about the transaction in a definitive proxy statement, which it did on October 20, 2014.
                On November 18, 2014, Bally's stockholders approved the Bally acquisition and the Bally acquisition was consummated on November 21, 2014.  After entering into the MOU, the plaintiffs completed confirmatory discovery and concluded that the settlement contemplated by the MOU is fair, reasonable and adequate and is in the best interests of the Bally public stockholders.
                On April 23, 2015, all parties to the Nevada Action entered into a definitive stipulation and agreement of compromise, settlement and release, providing for all claims that were or could be asserted in the Nevada Action to be dismissed with prejudice on a classwide basis in accordance with the terms of the MOU, subject to court approval.  On April 28, 2015, plaintiffs moved for preliminary approval of the settlement, class certification and notice to class members.  The

Nevada court has scheduled a hearing on June 2, 2015, to consider that motion.  If plaintiffs' motion is granted, defendants will provide notice of the proposed settlement to persons who held shares of Bally stock between August 1, 2014 and November 21, 2014, inclusive, and the court will schedule a hearing at a future date where objections, if any, to the proposed settlement will be heard.
                There can be no assurance that the Nevada court will approve the settlement. In such event, the proposed settlement will be null and void and of no force and effect. Payments made in connection with the settlement, which are subject to court approval, are not expected to be material.
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
In February 2015, WMS Gaming Inc. and the other defendants filed motions to dismiss. On April 21, 2015, the court granted the Oregon State Lottery’s motion to dismiss stating the plaintiff had not satisfied the Oregon Tort Claims Act. As a result of the dismissal, the court indicated that all claims against WMS Gaming Inc. are moot. The plaintiffs have 30 days after entry of judgment to file a notice of appeal.
(19) Supplemental Disclosure of Cash Flow Information
Additional cash flow information is presented below:

	Three Months Ended March 31,
	2015	2014
Interest paid	$96.6	$39.2
Income taxes (received)/paid, net of refunds	$(7.7)	$0.6
Three months ended March 31, 2015
During the three months ended March 31, 2015, we recorded approximately $9.6 million of non-cash other assets and related long-term liabilities related to license agreements with minimum guaranteed obligations entered into during the period.
There were no other significant non-cash investing or financing activities for the three months ended March 31, 2015.
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
(20) Financial Information for Guarantor Subsidiaries and Non-Guarantor Subsidiaries
We conduct substantially all of our business through our U.S. and foreign subsidiaries. SGI’s obligations under the Credit Agreement, the 2021 Notes and the 2020 Notes are fully and unconditionally and jointly and severally guaranteed by Scientific Games Corporation (the “Parent Company”) and substantially all of our 100%-owned U.S. subsidiaries other than SGI (the “Guarantor Subsidiaries”). Our 2018 Notes, which were issued by the Parent Company, are fully and unconditionally and jointly and severally guaranteed by our 100% owned U.S. subsidiaries, including SGI. The guarantees of our 2018 Notes, 2020 Notes and 2021 Notes will terminate under following customary circumstances: (1) the sale or disposition of the capital stock of the guarantor (including by consolidation or merger of the guarantor into another person); (2) the liquidation or dissolution of the guarantor; (3) the defeasance or satisfaction and discharge of the notes; (4) the release of the guarantor from any guarantees of indebtedness of the Parent Company and SGI (or, in the case of the 2018 Notes, the release of the guarantor from any guarantees of indebtedness of the Parent Company); and (5) in the case of the 2020 Notes and 2021 Notes, the proper designation of the guarantor as an unrestricted subsidiary pursuant to the indenture governing the 2020 and 2021 Notes, respectively.
Presented below is condensed consolidated financial information for (1) the Parent Company, (2) SGI, (3) the Guarantor Subsidiaries and (4) our 100%-owned foreign subsidiaries and our non-100%-owned U.S. and foreign subsidiaries (collectively, the “Non-Guarantor Subsidiaries”) as of March 31, 2015 and December 31, 2014 and for the three months ended March 31, 2015 and 2014. The condensed consolidating financial information has been presented to show the nature of assets held by, and the results of operations and cash flows of, the Parent Company, SGI, the Guarantor Subsidiaries and the Non-Guarantor Subsidiaries assuming the guarantee structures of the Credit Agreement, the 2018 Notes, the 2020 Notes and the 2021 Notes were in effect at the beginning of the periods presented.
The condensed consolidating financial information reflects the investments of the Parent Company in the Guarantor and Non-Guarantor Subsidiaries using the equity method of accounting. They also reflect the investments of the Guarantor Subsidiaries in the Non-Guarantor Subsidiaries. Corporate interest and administrative expenses have not been allocated to the subsidiaries. Net changes in intercompany due from/due to accounts are reported in the accompanying Supplemental Condensed Consolidating Statements of Cash Flows as investing activities if the applicable entities have a net investment (asset) in intercompany accounts, and as a financing activity if the applicable entities have a net intercompany borrowing (liability) balance.
Subsequent to the filing of the December 31, 2014 Form 10-K, the Company identified certain corrections necessary to be made to the disclosure of condensed consolidating financial information. The below presentation of the condensed consolidating financial information reflects the following items which are corrections from the prior-year presentation: (1) the Guarantor Subsidiaries inclusion of their investment in the Non-Guarantor Subsidiaries in the accompanying Supplemental Condensed Consolidating Balance Sheet; (2) the pushdown of goodwill created in the Bally acquisition from the Guarantor Subsidiaries to the Non-Guarantor Subsidiaries in the accompanying Supplemental Condensed Consolidating Balance Sheet; (3) the recognition by the Guarantor Subsidiaries of equity in losses of Non-Guarantor Subsidiaries in the accompanying Supplemental Condensed Consolidating Statement of Operations and Comprehensive Loss; (4) the inclusion in the Eliminating Entries in the accompanying Supplemental Condensed Consolidating Financial Statements of all intercompany transactions between the Guarantor Subsidiaries and the Non-Guarantor Subsidiaries and (5) the inclusion in the Eliminating Entries in the accompanying Supplemental Condensed Consolidating Financial Statements of all intercompany transactions between Parent and SGI.
The impact of these corrections increases the Guarantor Subsidiaries’ total assets and stockholders’ equity each by $546.0 million, as well as increases the Non-Guarantor Subsidiaries’ total assets and stockholders’ equity each by $466.3 million million, all as compared to amounts previously disclosed as of December 31, 2014. The corrections also decrease the net loss of the Guarantor Subsidiaries by $0.6 million, million and decrease the net income of the Non-Guarantor Subsidiaries by $4.0 million, for the three months ended March 31, 2014. The corrections had no impact on the condensed consolidating statement of cash flows for the three months ended March 31, 2014. The offsetting impact of these adjustments is reflected in the eliminating entries column as these corrections had no impact on our consolidated balance sheet, results of operations or cash flows for the prior periods presented. We believe the effects of the corrections are immaterial to our prior year condensed consolidating financial statements.

SCIENTIFIC GAMES CORPORATION AND SUBSIDIARIES
SUPPLEMENTAL CONDENSED CONSOLIDATING BALANCE SHEET
As of March 31, 2015

	Parent Company	SGI	Guarantor Subsidiaries	Non-Guarantor Subsidiaries	Eliminating Entries	Consolidated
Assets
Cash and cash equivalents	$57.7	$0.3	$19.6	$73.6	$—	$151.2
Restricted cash	—	—	27.4	0.1	—	27.5
Accounts receivable, net	—	67.2	219.8	176.8	—	463.8
Notes receivable, net	—	—	114.6	53.5	—	168.1
Inventories	—	33.8	123.6	122.2	(17.8)	261.8
Other current assets	63.6	20.6	121.9	54.7	—	260.8
Property and equipment, net	0.4	117.4	636.7	222.2	(9.0)	967.7
Investment in subsidiaries	4,482.3	864.1	950.0	—	(6,296.4)	—
Goodwill	—	253.6	2,772.1	1,005.3	—	4,031.0
Intangible assets, net	160.5	41.7	1,725.1	276.4	—	2,203.7
Intercompany balances	—	6,610.2	—	—	(6,610.2)	—
Software, net	16.3	29.5	443.4	72.1	—	561.3
Other assets	3.1	244.8	83.6	275.0	—	606.5
Total assets	$4,783.9	$8,283.2	$7,237.8	$2,331.9	$(12,933.4)	$9,703.4
Liabilities and stockholders’ (deficit) equity
Debt payments due within one year	$—	$43.0	$—	$7.4	$—	$50.4
Other current liabilities	61.4	172.7	231.4	130.4	—	595.9
Long-term debt, excluding current installments	250.0	8,173.2	—	24.6	—	8,447.8
Other long-term liabilities	131.3	72.7	535.9	58.8	—	798.7
Intercompany balances	4,530.6	—	1,758.1	321.5	(6,610.2)	—
Stockholders’ (deficit) equity	(189.4)	(178.4)	4,712.4	1,789.2	(6,323.2)	(189.4)
Total liabilities and stockholders’ (deficit) equity	$4,783.9	$8,283.2	$7,237.8	$2,331.9	$(12,933.4)	$9,703.4

SCIENTIFIC GAMES CORPORATION AND SUBSIDIARIES
SUPPLEMENTAL CONDENSED CONSOLIDATING BALANCE SHEET
As of December 31, 2014

	Parent Company	SGI	Guarantor Subsidiaries	Non-Guarantor Subsidiaries	Eliminating Entries	Consolidated
Assets
Cash and cash equivalents	$37.9	$0.1	$28.8	$105.0	$—	$171.8
Restricted cash	—	—	27.1	0.1	—	27.2
Accounts receivable, net	—	61.8	212.9	193.7	—	468.4
Notes receivable, net	—	—	136.6	52.1	—	188.7
Inventories	—	35.2	133.8	124.4	(27.8)	265.6
Other current assets	65.4	20.2	114.7	56.0	—	256.3
Property and equipment, net	0.5	119.5	660.4	241.7	(9.3)	1,012.8
Investment in subsidiaries	4,730.7	953.4	975.2	—	(6,659.3)	—
Goodwill	—	253.6	2,781.6	1,073.1	—	4,108.3
Intangible assets, net	162.0	42.2	1,761.8	285.6	—	2,251.6
Intercompany balances	—	6,580.0	—	—	(6,580.0)	—
Software, net	15.6	32.9	467.3	76.9	—	592.7
Other assets	2.8	255.4	96.8	296.8	—	651.8
Total assets	$5,014.9	$8,354.3	$7,397.0	$2,505.4	$(13,276.4)	$9,995.2
Liabilities and stockholders’ equity
Debt payments due within one year	$—	$43.0	$—	$7.6	$—	$50.6
Other current liabilities	68.9	119.8	247.2	173.8	—	609.7
Long-term debt, excluding current installments	250.0	8,187.7	—	27.7	—	8,465.4
Other long-term liabilities	136.2	74.0	593.7	61.7	—	865.6
Intercompany balances	4,555.9	(0.1)	1,637.9	386.3	(6,580.0)	—
Stockholders’ equity	3.9	(70.1)	4,918.2	1,848.3	(6,696.4)	3.9
Total liabilities and stockholders’ equity	$5,014.9	$8,354.3	$7,397.0	$2,505.4	$(13,276.4)	$9,995.2

SCIENTIFIC GAMES CORPORATION AND SUBSIDIARIES
SUPPLEMENTAL CONDENSED CONSOLIDATING STATEMENT OF
OPERATIONS AND COMPREHENSIVE LOSS
Three Months Ended March 31, 2015

	Parent Company	SGI	Guarantor Subsidiaries	Non-Guarantor Subsidiaries	Eliminating Entries	Consolidated
Revenue	$—	$111.3	$432.3	$208.7	$(93.6)	$658.7
Cost of services, cost of product sales and cost of instant games (1)	—	81.3	145.4	122.3	(93.6)	255.4
Selling, general and administrative	14.9	16.2	74.3	40.5	—	145.9
Research and development	—	1.4	37.8	7.7	—	46.9
Employee termination and restructuring	1.8	0.2	4.5	1.7	—	8.2
Depreciation and amortization	7.8	9.9	128.7	37.8	—	184.2
Operating income (loss)	(24.5)	2.3	41.6	(1.3)	—	18.1
Interest income (expense)	1.4	(36.2)	(129.6)	0.1	—	(164.3)
Other (expense) income, net	11.7	17.6	(39.8)	8.0	—	(2.5)
Net (loss) income before equity in income of subsidiaries and income taxes	(11.4)	(16.3)	(127.8)	6.8	—	(148.7)
Equity in (loss) income of subsidiaries	(138.3)	6.6	(6.3)	—	138.0	—
Income tax benefit (expense)	63.3	(0.1)	—	(0.9)	—	62.3
Net (loss) income	$(86.4)	$(9.8)	$(134.1)	$5.9	$138.0	$(86.4)

Other comprehensive (loss) income	(110.3)	(13.1)	16.9	(119.6)	115.8	(110.3)
Comprehensive loss	$(196.7)	$(22.9)	$(117.2)	$(113.7)	$253.8	$(196.7)

(1) Exclusive of depreciation and amortization.

SCIENTIFIC GAMES CORPORATION AND SUBSIDIARIES
SUPPLEMENTAL CONDENSED CONSOLIDATING STATEMENT OF
OPERATIONS AND COMPREHENSIVE LOSS
Three Months Ended March 31, 2014

	Parent Company	SGI	Guarantor Subsidiaries	Non-Guarantor Subsidiaries	Eliminating Entries	Consolidated
Revenue	$—	$100.4	$206.2	$138.5	$(57.0)	$388.1
Cost of services, cost of product sales and cost of instant games (1)	—	75.2	83.7	80.9	(57.0)	182.8
Selling, general and administrative	15.1	16.6	40.3	19.8	—	91.8
Research and development	—	0.5	21.5	3.9	—	25.9
Employee termination and restructuring	—	0.2	1.6	3.8	—	5.6
Depreciation and amortization	3.7	10.2	58.1	22.1	—	94.1
Operating income (loss)	(18.8)	(2.3)	1.0	8.0	—	(12.1)
Interest expense	(5.4)	(42.1)	(0.2)	(0.2)	—	(47.9)
Other (expense) income, net	(15.3)	15.7	(2.3)	24.7	0.1	22.9
Net (loss) income before equity in income of subsidiaries and income taxes	(39.5)	(28.7)	(1.5)	32.5	0.1	(37.1)
Equity in (loss) income of subsidiaries	(0.1)	14.5	(3.5)	—	(10.9)	—
Income tax expense	(5.4)	—	—	(2.5)	—	(7.9)
Net (loss) income	$(45.0)	$(14.2)	$(5.0)	$30.0	$(10.8)	$(45.0)

Other comprehensive (loss) income	(0.5)	7.9	(0.3)	0.4	(8.0)	(0.5)
Comprehensive (loss) income	$(45.5)	$(6.3)	$(5.3)	$30.4	$(18.8)	$(45.5)

(1) Exclusive of depreciation and amortization.

SCIENTIFIC GAMES CORPORATION AND SUBSIDIARIES
SUPPLEMENTAL CONDENSED CONSOLIDATING STATEMENT OF CASH FLOWS
Three Months Ended March 31, 2015

	Parent Company	SGI	Guarantor Subsidiaries	Non-Guarantor Subsidiaries	Eliminating Entries	Consolidated
Net cash provided by (used in) operating activities	$59.9	$45.8	$(163.4)	$135.5	$—	$77.8
Cash flows from investing activities:						—
Capital expenditures	(5.9)	(3.1)	(50.5)	(12.6)	—	(72.1)
Distributions of capital on equity investments	—	—	—	3.8	—	3.8
Other	—	—	—	—	—	—
Intercompany balances	—	(26.2)	—	—	26.2	—
Net cash used in investing activities	(5.9)	(29.3)	(50.5)	(8.8)	26.2	(68.3)
Cash flows from financing activities:
Net proceeds/payments on long-term debt	—	(15.8)	—	(1.2)	—	(17.0)
Payments on license obligations	(7.5)	—	(1.5)	—	—	(9.0)
Net redemptions of common stock under stock-based compensation plans	(0.7)	—	—	—	—	(0.7)
Intercompany balances	(26.0)	—	206.2	(154.0)	(26.2)	—
Net cash provided by (used in) financing activities	(34.2)	(15.8)	204.7	(155.2)	(26.2)	(26.7)
Effect of exchange rate changes on cash	—	(0.5)	—	(2.9)	—	(3.4)
(Decrease) increase in cash and cash equivalents	19.8	0.2	(9.2)	(31.4)	—	(20.6)
Cash and cash equivalents, beginning of period	37.9	0.1	28.8	105.0	—	171.8
Cash and cash equivalents, end of period	$57.7	$0.3	$19.6	$73.6	$—	$151.2

SCIENTIFIC GAMES CORPORATION AND SUBSIDIARIES
SUPPLEMENTAL CONDENSED CONSOLIDATING STATEMENT OF CASH FLOWS
Three Months Ended March 31, 2014

	Parent Company	SGI	Guarantor Subsidiaries	Non-Guarantor Subsidiaries	Eliminating Entries	Consolidated
Net cash provided by (used in) operating activities	$(36.1)	$(7.1)	$56.7	$69.8	$—	$83.3
Cash flows from investing activities:
Capital and wagering systems expenditures	(2.9)	(7.7)	(38.0)	(11.0)	—	(59.6)
Equity method investments	—	—	—	(17.7)	—	(17.7)
Distributions of capital on equity investments	—	1.1	—	21.3	—	22.4
Proceeds on sale of equity interest	—	—	—	44.9	—	44.9
Other	—	—	(0.8)	(0.2)	—	(1.0)
Intercompany balances	—	19.7	(30.5)	—	10.8	—
Net cash provided by (used in) investing activities	(2.9)	13.1	(69.3)	37.3	10.8	(11.0)
Cash flows from financing activities:
Net proceeds (payments) on long-term debt and financing fees	—	(5.8)	—	(0.2)	—	(6.0)
Common stock repurchases	(29.5)	—	—	—	—	(29.5)
Contingent earnout payments	—	—	—	(1.8)	—	(1.8)
Net redemptions of common stock under stock-based compensation plans	(19.2)	—	—	—	—	(19.2)
Other, principally intercompany balances	74.4	—	—	(63.6)	(10.8)	—
Net cash provided by (used in) financing activities	25.7	(5.8)	—	(65.6)	(10.8)	(56.5)
Effect of exchange rate changes on cash	—	—	(0.4)	—	—	(0.4)
Increase (decrease) in cash and cash equivalents	(13.3)	0.2	(13.0)	41.5	—	15.4
Cash and cash equivalents, beginning of period	56.0	—	24.4	73.3	—	153.7
Cash and cash equivalents, end of period	$42.7	$0.2	$11.4	$114.8	$—	$169.1

Item 2. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS
The following MD&A is intended to enhance the reader’s understanding of our operations and current business environment. This MD&A should be read in conjunction with Item 1 (Financial Statements) included in this Quarterly Report on Form 10-Q, as well as our "Management’s Discussion and Analysis of Financial Condition and Results of Operations," "Business" and "Risk Factors" sections included in our 2014 Annual Report on Form 10-K.
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
BUSINESS OVERVIEW
We are a leading developer of technology‑based products and services and associated content for the worldwide gaming and lottery industries. Our portfolio includes gaming machines and game content, instant and draw‑based lottery games, server‑based gaming and lottery systems, casino-management systems, table game products and services, sports betting technology, loyalty and rewards programs and interactive gaming and lottery content and services. We also gain access to technologies and pursue global expansion through strategic acquisitions and equity investments.
Impact of Bally Acquisition
On November 21, 2014, we acquired Bally for $5.1 billion (including the refinancing of approximately $1.9 billion of existing Bally indebtedness), creating one of the largest diversified global gaming suppliers. For additional information regarding the Bally acquisition, please see Note 3 (Acquisitions and Dispositions) in this Quarterly Report on Form 10-Q.
Our consolidated results of operations for the three months ended March 31, 2015 were significantly impacted by the inclusion of the results of operations of Bally in our Gaming and Interactive segment results of operations and by higher interest expense associated with the additional indebtedness incurred to finance the Bally acquisition. Results for the three months ended March 31, 2014 do not include results of operations for Bally. We remain focused on successfully integrating Bally, completing the integration of WMS and achieving anticipated cost savings by implementing our plans to streamline our operations and cost structure. We are also focused on positioning the Company for profitable growth by leveraging our core strengths and capabilities to enhance our portfolio of products and services and to expand market penetration worldwide. We anticipate our future results of operations will benefit from these efforts, although we expect these benefits to be offset to some extent by certain incremental costs and capital expenditures in 2015 and 2016 related to our contemplated integration activities. We also expect to incur additional costs during 2015 to position ourselves to capitalize on longer-term revenue synergy opportunities.
Segments
We report our operations in three business segments—Gaming, Lottery and Interactive—representing our different products and services. In connection with the Bally acquisition, in the fourth quarter of 2014, we reviewed our operating and business segments in light of certain changes in the financial information regularly reviewed by our chief executive officer and other factors. Based on this review, we combined our previous lottery-related Instant Products and Lottery Systems business segments into one "Lottery" segment. We also determined that the interactive operating segment should be disclosed as a separate business segment and not aggregated with the gaming operating segment, reflecting the growth of the interactive operating segment. These changes, which were effective prior to December 31, 2014, had no impact on our consolidated financial statements for any periods. Business segment information for the three months ended March 31, 2014 has been adjusted to reflect this change. See "Business Segment Results" below and Note 2 (Business Segments) in this Quarterly Report on Form 10-Q for additional business segment information.
Foreign Exchange
Our results are impacted by changes in foreign currency exchange rates from the translation of foreign functional currencies into U.S. dollars and the re-measurement of foreign currency transactions. The impact of foreign currency exchange rate fluctuations represents the difference between current rates and prior-period rates applied to current activity. We derived approximately 40% and 49% of our revenue from sales to customers outside of the U.S. for the years ended December 31, 2014 and 2013, respectively. We have exposure to foreign currency volatility, particularly the British Pound Sterling and the Euro, which represented $58.0 million, or 8.8%, and $19.0 million, or 2.9%, respectively, of our revenue for the three months ended March 31, 2015. We also have foreign currency exposure related to certain of our equity investments. Our earnings from our Euro-denominated equity investment in LNS were $3.3 million and $5.7 million for the three months ended March 31, 2015 and 2014, respectively. See "Quantitative and Qualitative Disclosures About Market Risk" in Item 7A of our 2014 Annual Report on Form 10-K for further information regarding our foreign currency exchange exposures.

Three Months Ended March 31, 2015 Compared to Three Months Ended March 31, 2014
CONSOLIDATED RESULTS

			Variance for the
(in millions)	Three Months Ended March 31,		Three Months Ended March 31,
	2015	2014	2015 vs. 2014
Revenue:
Services	$330.4	$176.8	$153.6	86.9%
Product sales	199.4	85.1	114.3	134.3%
Instant games	128.9	126.2	2.7	2.1%
Total revenue	658.7	388.1	270.6	69.7%
Operating expenses:
Cost of services (1)	90.5	66.5	24.0	36.1%
Cost of product sales (1)	97.9	46.4	51.5	111.0%
Cost of instant games (1)	67.0	69.9	(2.9)	(4.1)%
Selling, general and administrative	145.9	91.8	54.1	58.9%
Research and development	46.9	25.9	21.0	81.1%
Employee termination and restructuring	8.2	5.6	2.6	46.4%
Depreciation and amortization	184.2	94.1	90.1	95.7%
Operating income (loss)	18.1	(12.1)	30.2	n/m
Other (expense) income:
Interest expense	(164.3)	(47.9)	(116.4)	243.0%
Earnings from equity investments	3.1	5.5	(2.4)	(43.6)%
Gain on sale of equity investment	—	14.5	(14.5)	(100.0)%
Other (expense) income, net	(5.6)	2.9	(8.5)	n/m
Net loss before income taxes	(148.7)	(37.1)	(111.6)	300.8%
Income tax benefit (expense)	62.3	(7.9)	70.2	n/m
Net loss	$(86.4)	$(45.0)	$(41.4)	92.0%

n/m - "not meaningful"
(1) Exclusive of depreciation and amortization.

Three Months Ended March 31, 2015 Compared to Three Months Ended March 31, 2014

Revenue
Consolidated revenue increased in each of our categories of revenue: services, product sales and instant games. The inclusion of Bally revenue increased our consolidated revenue by $293.7 million. Excluding Bally, consolidated revenue decreased by $23.1 million consisting of $24.3 million from our Gaming segment and $7.9 million from our Lottery segment, partially offset by $9.1 million growth in our Interactive segment. The change in consolidated revenue is inclusive of $7.6 million of unfavorable impacts of foreign currency translation.
Services revenue, which includes our participation-based and other services revenue from our U.S.-based lottery systems business and our Gaming and Interactive segments, increased $153.6 million, primarily reflecting the inclusion of $149.6 million of Bally services revenue. The $114.3 million increase in product sales revenue reflected $144.1 million of Bally product sales revenue, a $23.7 million decline in gaming product sales revenue excluding Bally and a $6.1 million decline in product sales revenue from our lottery systems business. Instant games revenue increased $2.7 million reflecting higher revenue from our participation contracts in the U.S. and international jurisdictions, partially offset by lower revenue related to our price-per-unit contracts, our licensing and player loyalty programs and the exit from our instant lottery game operations in Mexico.

Cost of Revenue
Consolidated cost of revenue increased primarily as a result of higher revenue. Cost of services increased 36.1% compared to an increase in services revenue of 86.9%, reflecting a more profitable revenue mix primarily attributable to Bally services revenue. Cost of product sales increased 111.0% compared to an increase in product sales revenue of 134.3%, primarily reflecting the inclusion of Bally product sales revenue and a less profitable revenue mix. Cost of instant games decreased 4.1% compared to the increase in instant games revenue of 2.1% reflecting more profitable mix of revenue.
SG&A
SG&A increased $54.1 million, which reflected $52.5 million of SG&A attributable to Bally and an increase due to higher acquisition-related costs, legal expense, professional fees and costs for other outside services, partially offset by lower compensation expense at our business segments.
R&D
R&D increased $21.0 million, which reflected $23.9 million of R&D attributable to Bally and a slight decrease in R&D costs excluding Bally.
Employee Termination and Restructuring

Employee termination and restructuring costs increased $2.6 million, primarily related to higher employee termination costs under our Bally integration-related restructuring plan in the three months ended March 31, 2015 compared to the WMS integration-related costs in the prior-year period. No new restructuring plans were initiated during the three months ended March 31, 2015. For additional information regarding these charges, see Note 4 (Restructuring Plans) in this Quarterly Report on Form 10-Q.

D&A

D&A increased $90.1 million, of which $85.0 million was attributable to Bally, including incremental D&A related to the write up to fair value of assets acquired in the acquisition. Excluding the increase attributable to Bally, D&A reflected an increase of $6.6 million for corporate license costs and an increase of $4.6 million for the impairment of gaming intellectual property and lottery long-term assets, partially offset by slight decreases in D&A at each of our business segments.

Other Income and Expense

Interest expense increased $116.4 million due to the additional indebtedness incurred to finance the Bally acquisition. This increase from the Bally acquisition was slightly offset by a reduction in interest expense as a result of the refinancing of the 2019 Notes with the 2021 Notes in June 2014. For additional information regarding our indebtedness, see Note 12 (Long-term and Other Debt) in this Quarterly Report on Form 10-Q.

Earnings from equity investments decreased $2.4 million primarily due to lower earnings from LNS, our joint venture in Italy, partially offset by earnings from Hellenic Lotteries, our joint venture in Greece, which commenced sales in May 2014. For additional information regarding our equity investments, see Note 11 (Equity Investments) in this Quarterly Report on Form 10-Q.

Income Tax Expense

The effective income tax rates on the net loss before income taxes of 41.9% and (21.3)% for the three months ended March 31, 2015 and 2014, respectively, were determined using an estimated annual effective tax rate after considering any discrete items for such periods. As a result of the release in the December 2014 quarter of the valuation allowance on our U.S. deferred tax assets, the estimated annual effective tax rate for the three months ended March 31, 2015 included the benefit of the U.S. tax loss.

Our effective income tax rate on foreign earnings is impacted by the mix of income and the statutory tax rates in our foreign jurisdictions, which range from a low of 0% to a high of 35%. The foreign jurisdictions that had the most impact on our foreign income tax expense (benefit) in the three months ended March 31, 2015 included Australia, Bermuda, Canada, Ireland, India and the U.K.

BUSINESS SEGMENTS RESULTS
GAMING
Our Gaming business segment designs, develops, manufactures, markets and distributes a comprehensive portfolio of gaming products and services. We lease gaming machines, systems and content and sell new and used gaming machines, VLTs, networked and casino-management systems, table game products and services, conversion kits and spare parts to commercial casinos, Native American casinos, wide-area gaming operators, such as LBOs, arcade and bingo operators in the U.K. and continental Europe, and gaming operators affiliated with governments, such as lotteries and gaming regulators. Our equity investments in RCN and ITL are part of our Gaming business segment.
We generate Gaming revenue from services and product sales. Our services revenue includes revenue earned from participation games, other gaming machine services, casino-management systems and table product leasing and licensing. Our product sales include the sale of gaming machines, table products and casino-management technology solutions and systems, as well as the sale of VLTs, conversion kits (including game, hardware or operating system conversions), spare parts and game content.
Current Year Update
Our Gaming revenue increased during the three months ended March 31, 2015 compared to the prior-year period, primarily due to the inclusion of revenue from Bally. However, we believe that challenging market conditions in the gaming industry adversely impacted our Gaming results for the three months ended March 31, 2015 relative to our results for the prior-year period and could continue to negatively impact our results of operations. These challenges included: (1) lower demand in the Illinois VLT market than in the prior year as that market matures and fewer new locations were licensed by the gaming regulator, fewer new casino openings and expansions than in the prior-year period and casino closures in the prior year, resulting in lower demand for new gaming machines; (2) increased competition resulting in pricing pressures which negatively impacted our revenues from shipments of new gaming machines; (3) continuing government actions in Argentina, which limited our ability and our customer's ability to import our products for sale in Argentina; and (4) industry challenges and a maturing market in Mexico, including fewer gaming operators, resulting in a decline in shipments of gaming machines to customers in Mexico.
The U.K. government recently adopted a new RGD for remote gaming operators and implemented an increase to the MGD for certain gaming machines supplied to LBOs. We expect that these tax changes will negatively impact revenue from the LBO operators for all contracts where we receive a revenue share based on the operator’s income net of tax. The U.K. government enacted in April restrictions on high stakes play and has also announced its intention to impose additional restrictions on betting shops and is considering additional regulations with respect to land-based and interactive gaming activities, any of which could negatively impact our U.K. land-based and interactive gaming businesses. We cannot predict the extent to which any of the foregoing could negatively affect our customers or our U.K. gaming business.
In March 2015, we signed a contract to provide OPAP S.A. ("OPAP") with 5,000 VLTs pursuant to OPAP's ten-year license to operate a network of 16,500 VLTs across Greece.  Deployment is expected to begin in the second quarter of 2015 and conclude by the end of 2015.

Results of Operations and Key Performance Indicators for Gaming

			Variance for the
(in millions)	Three Months Ended March 31,		Three Months Ended March 31,
	2015	2014	2015 vs. 2014
Revenue:
Services	$237.9	$95.9	$142.0	148.1%
Product sales	187.9	67.5	120.4	178.4%
Total revenue	425.8	163.4	262.4	160.6%
Operating expenses:
Cost of services (1)	45.5	25.2	20.3	80.6%
Cost of product sales (1)	87.8	32.7	55.1	168.5%
Selling, general and administrative	74.2	31.7	42.5	134.1%
Research and development	39.8	22.3	17.5	78.5%
Employee termination and restructuring	4.2	1.8	2.4	133.3%
Depreciation and amortization	143.3	60.6	82.7	136.5%
Operating income (loss)	$31.0	$(10.9)	$41.9	n/m

Loss from equity investments	$(0.1)	$(0.3)	$0.2	(66.7)%
n/m - "not meaningful"
(1) Exclusive of depreciation and amortization.

			Variance for the
	Three Months Ended March 31,		Three Months Ended March 31,
	2015	2014	2015 vs 2014
Key Performance Indicators:
WAP, premium and daily fee participation units (1):
WAP participation units	5,447	3,775	1,672	44.3%
Premium and daily-fee participation units	17,630	4,896	12,734	260.1%
Installed base at period end	23,077	8,671	14,406	166.1%
Average installed base	23,197	8,769	14,428	164.5%
Average daily revenue per unit	$55.22	$72.21	$(16.99)	(23.5)%

Other participation and leased units (2):
Installed base at period end	45,898	28,050	17,848	63.6%
Average installed base	45,904	29,362	16,542	56.3%
Average daily revenue per unit	$16.34	$11.59	$4.75	41.0%

Gaming machine sales:
U.S. and Canadian new unit shipments	4,380	2,036	2,344	115.1%
International new unit shipments	2,352	1,478	874	59.1%
Total new unit shipments	6,732	3,514	3,218	91.6%
Average sales price per new unit	$15,243	$14,189	$1,054	7.4%

Table products:
Shufflers sold	294	—	294	n/m
Average sales price per unit	$17,756	$—	$17,756	n/m

Table products installed base at period end:
Shufflers leased	9,397	—	9,397	n/m
Proprietary table games	3,144	—	3,144	n/m
Table games progressive units, table side bets and add-ons	6,229	—	6,229	n/m
n/m - "not meaningful"

(1)
WAP (wide-area progressive), premium and daily-fee participation products comprise participation gaming machines (WAP, LAP (local-area progressives) and standalone units) generally without fixed-term lease periods. Certain units included as standalone premium units in the prior-year period are now included in "Other leased and participation products" and totaled 405 units in the three months ended March 31, 2014.

(2)
Other leased and participation products comprise server-based gaming machines, video lottery terminals, centrally determined gaming machines, electronic table seats ("ETS"), Class II and other leased units. Certain units included as standalone premium units in the prior-year period are now included in "Other leased and participation products" and totaled 405 units in the three months ended March 31, 2014.

Three Months Ended March 31, 2015 Compared to Three Months Ended March 31, 2014

Revenue
The $142.0 million increase in Gaming services revenue included $142.6 million of Bally service revenue. Services revenue from WMS and our U.K. gaming customers was up slightly mostly offset by an unfavorable foreign currency translation of $1.9 million. Our installed base of WAP, premium and daily-fee participation units increased 14,406 units to 23,077 units as of March 31, 2015 reflecting the inclusion of 15,073 units from Bally partially offset by a 667 decline in legacy gaming units. The average daily revenue for WAP, premium and daily-fee participation unit declined by $16.99 primarily due to in inclusion of Bally units which had an average daily revenue of $42.85 during the three months ended March 31, 2015. The decline was partially offset by a 9% increase in average daily revenue from WMS units relative to the prior-year period despite challenging gaming industry conditions, reflecting the positive performance of new games. Our average installed base of other participation and leased units rose 17,848 units to 45,898 units, reflecting the addition of 17,752 other participation and leased units within the Bally footprint and a 96 unit increase in the installed base of our legacy gaming business. Average daily revenue per our other leased and participation units increased 41% compared to the prior-year period, primarily due to the addition of the Bally units.
The $120.4 million increase in product sales revenue reflected the inclusion of $144.1 million of Bally product sales revenue, partially offset by a $22.9 million decline in WMS product sales revenue and an $0.8 million decline in product sales revenue from our legacy U.K. gaming business. The growth in new unit sales reflected the inclusion of 4,788 new unit sales by Bally and 1,570 fewer new unit sales from the legacy gaming business.
Operating (Loss) Income
Operating income of $31.0 million primarily reflected $43.1 million of operating income attributable to Bally and $1.5 million operating income attributable to our legacy U.K. gaming business due to a more profitable mix of business and lower D&A. These increases were partially offset by a $13.6 million operating loss from our legacy WMS gaming business, which was $4.0 million higher than the prior-year period operating loss due to lower product sale revenue, which can fluctuate due to its non-recurring nature.
LOTTERY
The Lottery segment is primarily comprised of our systems based services and product sales business and our instant games business. Our systems based services and product sales business provides customized computer software, software support, equipment and data communication services, sports wagering systems and keno to lotteries. In the U.S., we typically provide the necessary point-of-sale terminals and equipment, software and maintenance services on a participation basis under long-term contracts that typically have an initial term of at least five years. Internationally, we typically sell point-of-sale terminals and/or computer software to lottery authorities and may provide ongoing fee-based systems maintenance and software support services.
Our instant games business generates revenue from the manufacture and sale of instant games, as well as the provision of value-added services such as game design, sales and marketing support, specialty games and promotions, inventory management, warehousing, fulfillment services, as well as full instant game category management. In addition, we provide licensed games, promotional entertainment and internet-based marketing services to the lottery industry. These revenues are presented as instant games revenue in our Consolidated Statement of Operations and Comprehensive Statement of Loss.
Our equity investments in LNS, Northstar Illinois, Northstar New Jersey, CSG, Hellenic Lotteries and GLB are included in the Lottery segment.
Current Year Update
In October 2014, MONOPOLY MILLIONAIRES’ CLUBTM ("MMC") was launched by lotteries in 23 states through the Multi-State Lottery Association ("MUSL"). MMC was created by the Company and was the first $5 multi-state draw game in the United States.  The Company is also producing a weekly one-hour MMC-themed television game show, which we began airing in late March 2015.  In December 2014, participating lotteries suspended sales of the MMC draw game tickets due to lower than expected retail sales. The Company, MUSL and individual states have negotiated the terms of a MMC instant game which will also include a second chance for players to participate in the MMC-themed television game show. Tickets for the MMC instant game went on sale in certain states starting in March 2015 and will be rolled out to all participating states by the end of the second quarter of 2015.
In March 2015, we signed a five-year contract with the Atlantic Lottery Corporation, an existing customer, to provide a lottery gaming system and an internet-based iLottery gaming system. The contract includes extension opportunities for up to 15 years.
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

In December 2014, Northstar Illinois, the State of Illinois, SGI and Gtech entered into a termination agreement with respect to the PMA.  The termination agreement contemplates, among other things, (1) termination of the PMA in December 2015 (subject to extension by the State for up to an additional 18 months), (2) that, following the Illinois Lottery’s 2014 fiscal year, Northstar Illinois will no longer be entitled to any incentive compensation payments and will no longer be liable for any shortfall payments, (3) reimbursement of Northstar Illinois for certain costs it incurs in transitioning its obligations under the PMA and (4) continuation of our instant lottery game supply agreement (and Gtech’s lottery systems supply agreement) until June 2021, subject to a reduced rate structure, early termination in certain circumstances and a "matching right" for SGI (and Gtech) under certain circumstances involving a competitive procurement to replace the supply agreements.
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
We are the exclusive instant game validation network provider to the CSL under an agreement that expires in January 2016 and is not expected to be renewed or extended. We have seen a decline in our instant lottery game validation revenue and the instant game printing revenue of CSG, our printing joint venture in China, as CSL's retail sales of instant games have declined, which we believe is due in part to competition from other lottery products. We are currently seeking opportunities to continue providing our value-added services to the CSL, as well as additional business development opportunities to maintain our revenue and profit relating to our China lottery business following the expiration of the our current CSL agreement. To the extent we are not able to do so, our operating results relating to our China lottery business will be adversely affected.
For our Lottery services revenue, we believe that our U.S. lottery customers' retail sales is a key performance indicator, even though there may not always be a direct correlation between retail sales and our services revenue due to the terms of our contracts, the impact of changes in our customer contracts or other factors. Additionally, we believe the level of jackpots of the POWERBALL® and MEGA MILLIONS® multi-state draw games, and the number of drawings conducted before a jackpot is won, may have an impact on U.S. retail sales and, therefore, on our Lottery services revenue in any given period. Our Lottery services revenue is also impacted by retail sales of instant games where we provide instant game validation services on a standalone basis or as part of a lottery systems contract. Our Lottery product sales revenue primarily relates to sales of equipment to international customers that are not subject to long-term contracts and demand can be volatile between quarters.
We believe retail sales of instant games is a key performance indicator of our instant games revenue, although there may not always be a direct correlation between retail sales and our instant games revenue due to the type of contract (e.g., participation contracts versus price-per-unit contracts), the impact of changes in our customer contracts, the performance of our licensed games and player loyalty business or other factors.
Based on third-party data, retail sales of U.S. lottery customers' draw games decreased 2% for the three months ended March 31, 2015 compared to the prior-year period. Retail sales of instant games in Italy decreased 7% for the three months ended March 31, 2015 compared to the prior-year period. Our U.S. customers' total instant games retail sales increased 7% for the three months ended March 31, 2015 compared to the prior-year period, driven by several factors, including strong performance in those states where we provide instant game product management services.

Results of Operations and Key Performance Indicators for Lottery

			Variance for the
(in millions)	Three Months Ended March 31,		Three Months Ended March 31,
	2015	2014	2015 vs. 2014
Revenue:
Instant games	$128.9	$126.2	$2.7	2.1%
Services	45.6	50.1	(4.5)	(9.0)%
Product sales	11.5	17.6	(6.1)	(34.7)%
Total revenue	186.0	193.9	(7.9)	(4.1)%
Operating expenses:
Cost of instant games (1)	67.0	69.9	(2.9)	(4.1)%
Cost of services (1)	28.4	30.4	(2.0)	(6.6)%
Cost of product sales (1)	10.1	13.7	(3.6)	(26.3)%
Selling, general and administrative	17.1	18.6	(1.5)	(8.1)%
Research and development	1.6	0.6	1.0	166.7%
Employee termination and restructuring	0.2	0.4	(0.2)	(50.0)%
Depreciation and amortization	21.3	22.5	(1.2)	(5.3)%
Operating income	$40.3	$37.8	$2.5	6.6%

Earnings from equity investments	$3.2	$5.8	$(2.6)	(44.8)%

Key Performance Indicators:
Instant games by revenue type:
Participation contracts	$71.8	$67.3	$4.5	6.7%
Price-per-unit contracts	42.8	44.4	(1.6)	(3.6)%
Licensing and player loyalty contracts	14.3	14.5	(0.2)	(1.4)%
Total instant games revenue	$128.9	$126.2	$2.7	2.1%

Retail sales of instant games of U.S. instant game customers	$10,473	$9,820	$653	6.6%

Retail sales of U.S. lottery system customers (2)	$2,072	$2,112	$(40)	(1.9)%

Italy retail sales of instant games (in Euros)	€2,302	€2,476	€(174)	(7.0)%

(1)	Exclusive of depreciation and amortization.

(2)	U.S. lottery systems customers' retail sales primarily include retail sales of draw games, keno and instant games validated by the relevant system.

Three Months Ended March 31, 2015 Compared to Three Months Ended March 31, 2014

Revenue
The $2.7 million increase in instant games revenue reflected higher revenue of $4.5 million from our U.S. and international participation contracts driven by higher retail sales, which was partially offset by the exit of our instant games lottery operations in Mexico, lower revenue of $1.6 million from our price-per-unit contracts and lower revenue of $0.2 million from our game licensing and player loyalty business. The change in instant game revenue components above is inclusive of an unfavorable foreign currency translation impact of $2.6 million.
Services revenue declined $4.5 million due to a lottery systems contract loss in Colorado in 2014, lower international service revenue reflecting the end of one of our contracts in China and lower retail sales of CSL. This decline was partially offset by an increase in POWERBALL revenue associated with a higher POWERBALL jackpot compared to the prior-year period. Services revenue includes an unfavorable foreign currency translation impact of $1.4 million. The $6.1 million decrease in product sales revenue, which can fluctuate due to its non-recurring nature, primarily reflected lower international sales of hardware and software of $9.9 million partially offset by higher U.S. sales of $3.8 million. Product sales revenue includes an unfavorable foreign currency translation impact of $1.7 million.

Operating Income
Operating income increased $2.5 million, primarily due to a more profitable mix of instant games revenue, lower D&A and SG&A, partially offset by higher R&D expenses.
Earnings from equity investments
The decrease in earnings from equity investments of $2.6 million was primarily due to lower earnings from LNS, partially offset by earnings from Hellenic Lotteries, which commenced sales in May 2014. The earnings from our other equity investments was essentially flat.
INTERACTIVE
Within our Interactive segment, we generate revenue from the provision of interactive gaming products and services for both social gaming and RMG, available via desktop and mobile devices. This revenue is included in services revenue in our Consolidated Statement of Operations and Comprehensive Statement of Loss.
In our social gaming business, we generate revenue from the sale of virtual coins or chips, which players can use to play (i.e., spin in the case of slots, bet in the case of poker) our WMS® and Bally® branded (slots), DragonplayTM branded (slots, poker) or third-party branded (slots) games. We also host play-for-fun and play-for-free services for traditional land-based casinos from which we earn revenue based on fixed fees, a share of the proceeds from the sale of virtual coins, or a mix of fixed fees and a share of such proceeds from the sale of virtual coins.
In our RMG business, we provide game content to real-money online casino operators, primarily in Europe. We host the play of our game content on our centrally-located servers (often referred to as remote game servers) that are integrated with the online casino operators’ websites. We typically earn a percentage of the operator’s net gaming revenue generated by the games we host. We also host on-premises interactive RMG gaming for traditional land-based casinos from which we earn revenue based on fixed fees, a share of the related revenue, or a mix of fixed fees and revenue share.
Current Year Update
Throughout 2014 and the first quarter of 2015, we expanded our interactive RMG business by entering into several new game content agreements with online casino operators, and in the first quarter of 2015 we went live with three new customers and entered the Danish market with an existing customer. In addition we launched a second social gaming site, Gold Fish Casino Slots in early 2014. With the Bally acquisition, we (1) added RMG customers with which we previously did not have contracts, (2) added on-premises mobile gaming customers and capabilities and (3) expanded our play-for-fun and play-for-free offerings. In late Q1, we also launched Quick Hits® Slots, bringing premium Bally branded slots content to the social gaming space for the first time.

Results of Operations and Key Performance Indicators for Interactive

			Variance for the
(in millions)	Three Months Ended March 31,		Three Months Ended March 31,
	2015	2014	2015 vs. 2014
Revenue:
Services	$46.9	$30.8	$16.1	52.3%
Total revenue	46.9	30.8	16.1	52.3%
Operating expenses:
Cost of services (1)	16.6	10.9	5.7	52.3%
Selling, general and administrative	15.1	14.2	0.9	6.3%
Research and development	5.5	3.0	2.5	83.3%
Employee termination and restructuring	0.7	3.4	(2.7)	(79.4)%
Depreciation and amortization	5.1	3.1	2.0	64.5%
Operating (loss) income	$3.9	$(3.8)	$7.7	n/m

Key Performance Indicators:
Social gaming:
Average MAU (2)	7.7	4.9	2.8	57.1%
Average DAU (3)	2.3	1.3	1.0	76.9%
ARPDAU (4)	$0.19	$0.23	$(0.04)	(17.4)%
n/m - "not meaningful"

(1)	Exclusive of depreciation and amortization.

(2)	MAU = Monthly Active Users, a count of unique visitors to our sites during a month.

(3)	DAU = Daily Active Users, a count of unique visitors to our sites during a day.

(4)	ARPDAU = Average revenue per DAU is calculated by dividing revenue for a period by the DAU for the period by the number of days for the period.

Three Months Ended March 31, 2015 Compared to Three Months Ended March 31, 2014

Revenue
The $16.1 million increase in Interactive services revenue reflects an increase in the legacy Interactive business of $9.1 million and revenue from Bally of $7.0 million. The revenue increase is primarily due to an increase in MAU and DAU which reflects growth in player acquisition and retention, combined with the addition of the Bally social products. These increases were partially offset by a reduction in ARPDAU, also due to the addition of Bally.
Operating Income
Operating income reflects $7.5 million from the legacy Interactive business, an increase of $11.3 million compared to the prior-year period due to higher revenue and improved scale, lower restructuring and lower SG&A, partially offset by a $3.6 million operating loss from Bally.
RECENTLY ISSUED ACCOUNTING GUIDANCE

For a description of recently issued accounting pronouncements, see Note 1 (Description of the Business and Summary of Significant Accounting Policies) in this Quarterly Report on Form 10-Q.

CRITICAL ACCOUNTING ESTIMATES
For a description of our policies regarding our critical accounting estimates, see “Critical Accounting Estimates” in “Item 7. Management’s Discussion and Analysis of Financial Condition and Results of Operations” included in our 2014 Annual Report on Form 10-K.
We consider the following accounting estimates to be the most critical to fully understand and evaluate our reported financial results. The list below is not intended to be a comprehensive list of all of our accounting policies. Our significant accounting policies are described in Note 1 (Description of the Business and Summary of Significant Accounting Policies) in our 2014 Annual Report on Form 10-K.

•	Revenue recognition

•	Valuation of investments, long-lived and intangible assets and goodwill

•	Business combinations

•	Income taxes and deferred income taxes

•	Notes receivable

•	Equity-based compensation

•	Inventories

•	Restructuring
There have been no significant changes in our critical accounting estimate policies or the application of those policies to our consolidated financial statements from those presented in "Item 7. Management’s Discussion and Analysis of Financial Condition and Results of Operations" included in our 2014 Annual Report on Form 10-K.

LIQUIDITY, CAPITAL RESOURCES AND WORKING CAPITAL
Sources of Liquidity
As of March 31, 2015, our principal sources of liquidity, other than cash flows provided by operating activities, were cash and cash equivalents and amounts available under our revolving credit facility discussed below under "Credit Agreement and Other Debt."
As of March 31, 2015, we had $151.2 million of cash and cash equivalents and $362.0 million of availability under our revolving credit facility, compared to $171.8 million of cash and cash equivalents and availability of $341.6 million under our revolving credit facility as of December 31, 2014. As of March 31, 2015, there were $180.0 million of borrowings outstanding under our revolving credit facility and $50.6 million in outstanding letters of credit, which reduces our capacity to borrow under our revolving credit facility. The amount of our available cash and cash equivalents fluctuates principally based on borrowings or repayments under our credit facilities, investments, acquisitions and changes in our working capital position. The borrowing capacity under our revolving credit facility will depend on the amount of outstanding borrowings and letters of credit issued and will also depend on us remaining in compliance with the covenants under our Credit Agreement, including the maintenance of applicable financial ratios. We were in compliance with the covenants under our Credit Agreement as of March 31, 2015.
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
Total cash held by our foreign subsidiaries was $73.6 million as of March 31, 2015. To the extent that a portion of our foreign cash was required to meet liquidity needs in the U.S. (which we do not currently anticipate), we might incur a tax liability to repatriate it, the timing and amount of which would depend on a variety of factors. A significant amount of the cash held by our foreign subsidiaries as of March 31, 2015 could be transferred to the U.S. as intercompany loan repayments or tax-free basis reductions.
Our lottery contracts are periodically subject to renewal or re-bid and there can be no assurance that we will be successful in sustaining our cash flow from operations if our contracts are not renewed or replaced or are renewed on less favorable terms, or if we are unable to enter into new contracts. In addition, lottery customers in the U.S. generally require service providers to provide performance bonds in connection with the relevant contract. As of March 31, 2015, our outstanding performance bonds totaled $220.8 million. Our ability to obtain performance bonds on commercially reasonable terms is subject to our financial condition and prevailing market conditions, which may be impacted by economic and political events. Although we have not experienced difficulty in obtaining such bonds to date, there can be no assurance that we will continue to be able to obtain performance bonds on commercially reasonable terms or at all. If we need to refinance all or part of our indebtedness at or before maturity, there can be no assurance that we will be able to obtain new financing or to refinance any of our indebtedness on commercially reasonable terms or at all.
Cash Flow Summary

			Variance for the
	Three Months Ended March 31,		Three Months Ended March 31,
	2015	2014	2015 vs. 2014
Net cash provided by operating activities	$77.8	$83.3	$(5.5)
Net cash used in investing activities	(68.3)	(11.0)	(57.3)
Net cash used in financing activities	(26.7)	(56.5)	29.8
Effect of exchange rates on cash and cash equivalents	(3.4)	(0.4)	(3.0)
(Decrease) increase in cash and cash equivalents	$(20.6)	$15.4	$(36.0)
Cash flows from operating activities
Net cash provided by operating activities for the three months ended March 31, 2015 decreased $5.5 million over the prior-year reflecting an increase in net loss of $41.4 million primarily due to higher interest expense from the acquisition of Bally, partially offset by the tax benefit for the period. The decrease in net cash provided by operating activities was partially offset by $27.2 million of higher net non-cash items, as well as favorable changes in current assets and liabilities of $8.7 million, net of effects of acquisitions, due primarily to the inclusion of Bally.

Cash flows from investing activities
The increase in net cash used in investing activities of $57.3 million primarily reflected a decrease of $18.6 million in distributions from our equity investments, primarily due to the timing of distributions from LNS, proceeds of $44.9 million received in the first quarter of 2014 from the sale of our equity interests in Sportech and an increase in capital expenditures of $12.5 million. These increases in net cash used in investing activities were partially offset by a decrease in capital contributions to our equity investments of $17.7 million.
Cash flows from financing activities
The decrease in net cash used in financing activities of $29.8 million was due to a decrease in common stock repurchases of $29.5 million that took place in the first quarter of 2014, a decrease in the redemption of common stock under our stock-based compensation plans and related tax effects of $18.5 million and a decrease in contingent earnout payments of $1.8 million. These decreases in net cash used in financing activities were partially offset by increases in payments on long-term debt of $11.0 million and an increase in payments on license obligations of $9.0 million.
Credit Agreement and Other Debt
As of March 31, 2015, our total debt of $8,528.2 million (excluding unamortized discounts $30.0 million) was comprised of $180.0 million of borrowings under our revolving credit facility, our term B-1 loans in the amount of $2,271.2 million (excluding an unamortized discount of $9.0 million) and our term B-2 loans in the amount of $1,995.0 million (excluding an unamortized discount of $18.9 million) outstanding under the Credit Agreement discussed below, $250.0 million in aggregate principal amount of our 2018 Notes, $300.0 million in aggregate principal amount of our 2020 Notes, $350.0 million (excluding an unamortized discount of $2.1 million) in aggregate principal amount of our 2021 Notes, $950.0 million in aggregate principal amount of our Secured Notes, $2,200.0 million in aggregate principal amount of our Unsecured Notes and $32.0 million in capital leases related to our U.K. gaming operations. We use interest rate swap derivatives to diversify our debt portfolio between fixed and variable rate instruments. For additional information regarding our interest rate risk and interest rate hedging instruments, see "Quantitative and Qualitative Disclosures About Market Risk" in Item 7A of this Annual Report on Form 10-K.
Senior Secured Credit Facilities
The Company and certain of its subsidiaries are party to the Credit Agreement dated as of October 18, 2013. Prior to the increase in the revolving credit facility and the assumption of the incremental term loans referred to below, the Credit Agreement provided for senior secured credit facilities in an aggregate principal amount of $2,600.0 million, including a $300.0 million revolving credit facility, which has dollar and multi-currency tranches, and a $2,300.0 million term B-1 loan facility.
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
On October 1, 2014, SGMS Escrow Corp., a wholly owned subsidiary of SGI, entered into an escrow credit agreement by and among SGMS Escrow Corp., as borrower, the lenders and other agents from time to time party thereto, and Bank of America, N.A., as administrative agent. The escrow credit agreement provided for $2.0 billion of term loans, the net proceeds of which provided a portion of the funds used to finance the Bally acquisition. Upon the consummation of the Bally acquisition, the term loans under the escrow credit agreement were assumed by SGI as incremental term B-2 loans under the Credit Agreement.
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

For additional information regarding the Credit Agreement, see Note 15 (Long-Term and Other Debt) in our 2014 Annual Report on Form 10-K as well as the full text of the Credit Agreement, the amendment to our Credit Agreement discussed above and the escrow credit agreement, copies of which are filed as Exhibit 10.1 to our Current Report on Form 8-K filed with the SEC on October 18, 2013, and Exhibit 10.1 and Exhibit 10.2 to our Current Report on Form 8-K filed with the SEC on October 7, 2014, respectively. The foregoing summaries of the terms of the Credit Agreement, the amendment to the Credit Agreement and the escrow credit agreement are qualified in their entirety by reference to the respective exhibit.
2021 Notes
In connection with the issuance of the 2021 Notes, SGI, the Company, the subsidiary guarantors party thereto, and Merrill Lynch, Pierce, Fenner & Smith Incorporated, as representative for the initial purchasers listed therein, entered into a registration rights agreement, dated June 4, 2014. Under the registration rights agreement, SGI and the guarantors agreed, for the benefit of the holders of the 2021 Notes, that they will file with the SEC, and use their commercially reasonable efforts to cause to become effective, a registration statement relating to an offer to exchange the 2021 Notes for an issue of SEC-registered notes (the "2021 Exchange Notes") with terms identical to the 2021 Notes (except that the 2021 Exchange Notes will not be subject to restrictions on transfer or to any increase in annual interest rate as described below).
If the exchange offer is not completed on or before June 4, 2015 (subject to the right of the Company to extend such date by up to 90 additional days under customary "blackout" provisions if the Company determines in good faith that it is in possession of material, non-public information), the annual interest rate borne by the 2021 Notes will be increased by 0.25% per annum for the first 90-day period immediately following such date and by an additional 0.25% per annum with respect to each subsequent 90-day period, up to a maximum additional rate of 1.00% per annum thereafter until the exchange offer is completed or the obligation to complete the exchange offer terminates, at which time the interest rate will revert to the original interest rate on the date the 2021 Notes were originally issued.
On April 10, 2015, we filed a registration statement on Form S-4 relating to the exchange offer contemplated by the registration rights agreement. The registration statement was declared effective by the SEC on April 20, 2015. The exchange offer is scheduled to expire on May 15, 2015.
For additional information regarding the terms of the 2021 Notes, please see the full text of the indenture governing the 2021 Notes, a copy of which is attached as Exhibit 4.1 to our Current Report on Form 8-K filed with the SEC on June 4, 2014.
Unsecured Notes
In connection with the issuance of the Unsecured Notes, SGI, the Company, the subsidiary guarantors party thereto, and J.P. Morgan Securities LLC, Merrill Lynch, Pierce, Fenner & Smith Incorporated and Deutsche Bank Securities Inc., as representatives for the initial purchasers listed therein, entered into a registration rights agreement, dated November 21, 2014. Under the registration rights agreement, SGI and the guarantors agreed, for the benefit of the holders of the Unsecured Notes, that they will file with the SEC and use their commercially reasonable efforts to cause to become effective, a registration statement relating to an offer to exchange the Unsecured Notes for an issue of SEC-registered notes (the "Exchange Unsecured Notes") with terms identical to the Unsecured Notes (except that the Exchange Unsecured Notes will not be subject to restrictions on transfer or to any increase in annual interest rate as described below).
If the exchange offer is not completed on or before February 12, 2016 (subject to the right of the Company to extend such date by up to 90 additional days under customary "blackout" provisions if the Company determines in good faith that it is in possession of material, non-public information), the annual interest rate borne by the Unsecured Notes will be increased by 0.25% per annum for the first 90-day period immediately following such date and by an additional 0.25% per annum with respect to each subsequent 90-day period, up to a maximum additional rate of 1.00% per annum thereafter until the exchange offer is completed or the obligation to complete the exchange terminates, at which time the interest rate will revert to the original interest rate on the date the Unsecured Notes were originally issued.
On April 10, 2015, we filed a registration statement on Form S-4 relating to the exchange offer contemplated by the registration rights agreement. The registration statement was declared effective by the SEC on April 20, 2015. The exchange offer is scheduled to expire on May 15, 2015.
For additional information regarding the terms of the Unsecured Notes, please see the full text of the indenture governing the Unsecured Notes, a copy of which is attached as Exhibit 4.1 to our Current Report on Form 8-K filed with the SEC on November 26, 2014.
Additional information regarding our 2018 Notes, 2020 Notes and 2021 Notes, Unsecured Notes and Secured Notes is included in Note 15 (Long-Term and Other Debt) in our 2014 Annual Report on Form 10-K.

Contractual Obligations
There have been no material changes to our contractual obligations disclosed in "Item 7. Management's Discussion and Analysis of Financial Condition and Results of Operations - Liquidity, Capital Resources and Working Capital - Contractual Obligations" included in our 2014 Annual Report on Form 10-K.
Item 3. Quantitative and Qualitative Disclosures about Market Risk
There have been no material changes to the disclosure under “Item 7A. Quantitative and Qualitative Disclosures about Market Risk” included in our 2014 Annual Report on Form 10-K.
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
Changes in Internal Control over Financial Reporting
There were no changes in our internal control over financial reporting during the three months ended March 31, 2015 that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.
PART II.  OTHER INFORMATION
Item 1. Legal Proceedings
The Company is involved in various legal proceedings, including those discussed below. We record an accrual for legal contingencies when it is both probable that a liability will be incurred and the amount or range of the loss can be reasonably estimated (although, as discussed below, there may be an exposure to loss in excess of the accrued liability). We evaluate our accruals for legal contingencies at least quarterly and, as appropriate, establish new accruals or adjust existing accruals to reflect (1) the facts and circumstances known to us at the time, including information regarding negotiations, settlements, rulings and other relevant events and developments, (2) the advice and analyses of counsel and (3) the assumptions and judgment of management. Legal costs associated with our legal proceedings are expensed as incurred. We had accrued liabilities of $13.8 million and $47.3 million for all of our legal matters that were contingencies as of March 31, 2015 and December 31, 2014, respectively.
Substantially all of our legal contingencies are subject to significant uncertainties and, therefore, determining the likelihood of a loss and/or the measurement of any loss involves a series of complex judgments about future events. Consequently, the ultimate outcomes of our legal contingencies could result in losses in excess of amounts we have accrued. We may be unable to estimate a range of possible losses for some matters pending against the Company or its subsidiaries, even when the amount of damages claimed against the Company or its subsidiaries is stated because, among other things: (1) the claimed amount may be exaggerated or unsupported; (2) the claim may be based on a novel legal theory or involve a large number of parties; (3) there may be uncertainty as to the likelihood of a class being certified or the ultimate size of the class; (4) there may be uncertainty as to the outcome of pending appeals or motions; (5) the matter may not have progressed sufficiently through discovery or there may be significant factual or legal issues to be resolved or developed; and/or (6) there may be uncertainty as to the enforceability of legal judgments and outcomes in certain jurisdictions. Other matters have progressed sufficiently that we are able to estimate a range of possible loss. For those legal contingencies disclosed below as to which a loss is reasonably possible, whether in excess of a related accrued liability or where there is no accrued liability, and for which we are able to estimate a range of possible loss, the current estimated range is up to approximately $13.1 million in excess of the accrued liabilities (if any) related to those legal contingencies. This aggregate range represents management’s estimate of additional possible loss in excess of the accrued liabilities (if any) with respect to these matters based on currently available information, including any damages claimed by the plaintiffs, and is subject to significant judgment and a variety of assumptions and inherent uncertainties. For example, at the time of making an estimate, management may have only preliminary, incomplete, or inaccurate information about the facts underlying a claim; its assumptions about the future rulings of the court or other tribunal on significant issues, or the behavior and incentives of adverse parties, regulators, indemnitors or co‑defendants, may prove to be wrong; and the outcomes it is attempting to predict are often not amenable to the use of statistical or other quantitative analytical tools. In addition, from time to time an outcome may occur that management had not accounted for in its estimate because it had considered that outcome to be remote. Furthermore, as noted above, the aggregate range does not include any matters for which the Company is not able to estimate a range of possible loss. Accordingly, the estimated aggregate range of possible loss does not represent our maximum loss exposure. Any such losses could have a material adverse impact on our financial condition, results of operations or cash flows. The legal proceedings underlying the estimated range will change from time to time, and actual results may vary significantly from the current estimate.
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
In June 1999, Ecosalud filed a collection proceeding against SGI to enforce the liquidation resolution and recover the claimed damages. In May 2013, the Tribunal denied SGI’s merit defenses to the collection proceeding and issued an order of payment of approximately 90 billion Colombian pesos (approximately $35.2 million based on the current exchange rate) plus default interest (potentially accrued since 1994). SGI has filed an appeal to the Council of State, which appeal has stayed the payment order.
SGI believes it has various defenses, including on the merits, against Ecosalud’s claims. Although we believe these claims will not result in a material adverse effect on our consolidated financial position, results of operations or cash flows, it is not feasible to predict the final outcome, and there can be no assurance that these claims will not ultimately be resolved adversely to us or result in material liability.
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
In February 2015, we entered into a settlement agreement with SNAI that provides, among other things, for us to make a €25 million upfront payment to SNAI and to indemnify SNAI against certain potential future losses which payment was made in February 2015. In connection with the settlement, the parties’ pending claims in the Court of First Instance of Rome were dismissed on February 19, 2015. We are continuing to pursue recovery from third party sources in connection with this matter, including IGT and our insurance carriers; however, there can be no assurance that any amounts will ultimately be recovered.
On March 16, 2015, Certain Underwriters at Lloyd’s London filed a complaint against the Company, Barcrest and Global Draw seeking a declaratory judgment that such underwriters do not owe insurance coverage for the matters that are the subject of the settlement agreement with SNAI.
WMS Acquisition Litigation
Complaints challenging the WMS acquisition were filed in early 2013 in the Delaware Court of Chancery, the Circuit Court of Cook County, Illinois and the Circuit Court of Lake County, Illinois. The actions are putative class actions filed on behalf of WMS stockholders. The complaints generally allege that the WMS directors breached their fiduciary duties in connection with their consideration and approval of the acquisition and in connection with their public disclosures concerning the acquisition. The complaints allege that other defendants, including WMS, Scientific Games Corporation and certain affiliates of Scientific Games Corporation, aided and abetted those alleged breaches. The plaintiffs sought equitable relief, including to enjoin the acquisition, to rescind the acquisition if not enjoined, damages, attorneys’ fees and other costs.

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
In April 2013, the plaintiffs in the Gardner action filed a motion for preliminary injunction to enjoin the WMS stockholder vote on the acquisition. Following that, in April 2013, lead counsel in the Gardner action, on behalf of counsel for plaintiffs in all actions in Delaware and Illinois, agreed to withdraw the motion for preliminary injunction and not to seek to enjoin the WMS stockholder vote in return for WMS’ agreement to make certain supplemental disclosures related to the acquisition.
In January 2014, the plaintiffs in the Illinois action filed an amended complaint seeking damages for the alleged breach of fiduciary duties by the individual defendants and the alleged aiding and abetting of those breaches by WMS and Scientific Games Corporation. In February 2014, WMS and Scientific Games Corporation filed motions to dismiss the amended complaint. In September 2014, the plaintiffs’ claims in the Illinois action were dismissed with prejudice. The plaintiffs in the Illinois action have filed a claim for attorneys' fees of $0.9 million, which we have opposed.
In February 2015, the plaintiffs in the Delaware action moved to intervene in the Gardner action for the purpose of participating in the motion for attorneys' fees and in March 2015, the Illinois Court granted the motion.
In March 2015, the plaintiffs in the Delaware action submitted a motion for voluntary dismissal of the consolidated Delaware actions. The Court granted the motion and the matter was dismissed.
Bally Acquisition Litigation
Complaints challenging the Bally acquisition were filed in August 2014 in the District Court of Clark County, Nevada. The actions are putative class actions filed on behalf of the public stockholders of Bally and name as defendants Bally, its directors, Scientific Games Corporation and certain of its affiliates. The complaints generally allege that the Bally directors breached their fiduciary duties in connection with their consideration and approval of the acquisition and that we aided and abetted those alleged breaches. The plaintiffs seek equitable relief, including to enjoin the acquisition, to rescind the acquisition if not enjoined, damages, attorneys’ fees and other costs.
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
On October 17, 2014, following arm’s‑length negotiations, the parties to the Nevada Action entered into a Memorandum of Understanding ("MOU") under which they agreed in principle to settle all of the claims asserted in the Nevada Action on a class‑wide basis, subject to certain conditions, including confirmatory discovery by the plaintiffs in the Nevada Action and preliminary and final approval of the Nevada court, which will consider the fairness, reasonableness and adequacy of the settlement. Bally, Scientific Games and the other named defendants entered into the MOU solely to avoid the costs, risks and uncertainties inherent in litigation and without admitting any liability or wrongdoing, and vigorously denied, and continue to vigorously deny, the claims alleged in the Nevada Action.  The MOU provided that Bally would make certain supplemental disclosures about the transaction in a definitive proxy statement, which it did on October 20, 2014.
                On November 18, 2014, Bally's stockholders approved the Bally acquisition and the Bally acquisition was consummated on November 21, 2014.  After entering into the MOU, the plaintiffs completed confirmatory discovery and concluded that the settlement contemplated by the MOU is fair, reasonable and adequate and is in the best interests of the Bally public stockholders.
                On April 23, 2015, all parties to the Nevada Action entered into a definitive stipulation and agreement of compromise, settlement and release, providing for all claims that were or could be asserted in the Nevada Action to be dismissed with prejudice on a classwide basis in accordance with the terms of the MOU, subject to court approval.  On April 28, 2015, plaintiffs moved for preliminary approval of the settlement, class certification and notice to class members.  The Nevada court has scheduled a hearing on June 2, 2015, to consider that motion.  If plaintiffs' motion is granted, defendants will provide notice of the proposed settlement to persons who held shares of Bally stock between August 1, 2014 and November 21,

2014, inclusive, and the court will schedule a hearing at a future date where objections, if any, to the proposed settlement will be heard.
                There can be no assurance that the Nevada court will approve the settlement. In such event, the proposed settlement will be null and void and of no force and effect. Payments made in connection with the settlement, which are subject to court approval, are not expected to be material.
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
In February 2015, WMS Gaming Inc. and the other defendants filed motions to dismiss. On April 21, 2015, the court granted the Oregon State Lottery’s motion to dismiss stating the plaintiff had not satisfied the Oregon Tort Claims Act. As a result of the dismissal, the court indicated that all claims against WMS Gaming Inc. are moot. The plaintiffs have 30 days after entry of judgment to file a notice of appeal.
Item 1A. Risk Factors
There have been no material changes in our risk factors from those disclosed under "Item 1A. Risk Factors" included in our 2014 Annual Report on Form 10-K.
Item 2. Unregistered Sales of Equity Securities and Use of Proceeds
ISSUER PURCHASES OF EQUITY SECURITIES

Period	Total Number of Shares Purchased (1)	Average Price Paid per Share	Total Number of Shares Purchased as Part of Publicly Announced Plans or Programs	Approximate Dollar Value of Shares that May Yet Be Purchased Under the Plans or Programs (2)
1/1/2015 - 1/31/2015	30,564	$12.72	—	—
2/1/2015 - 2/28/2015	62,727	$13.68	—	—
3/1/2015 - 3/31/2015	158,014	$11.32	—	—
Total	251,305	$12.08	—	—

(1)	This column reflects 251,305 shares withheld from employees to satisfy tax withholding obligations associated with the vesting of RSUs during the three months ended March 31, 2015.

(2)	Our stock repurchase program, which was originally announced in May 2010, expired on December 31, 2014 and was not renewed.
Item 3. Defaults Upon Senior Securities
None.
Item 4. Mine Safety Disclosures
Not applicable.
Item 5. Other Information
None.

Item 6. Exhibits

Exhibit Number	Description

31.1	Certification of the Chief Executive Officer of the Company pursuant to Rule 13a-14(a), as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002. (†)

31.2	Certification of the Chief Financial Officer of the Company pursuant to Rule 13a-14(a), as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002. (†)

32.1	Certification of the Chief Executive Officer of the Company pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002. (†)

32.2	Certification of the Chief Financial Officer of the Company pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002. (†)

101.INS	XBRL Instance Document
101.SCH	XBRL Taxonomy Extension Schema
101.CAL	XBRL Taxonomy Extension Calculation Linkbase
101.DEF	XBRL Taxonomy Definition Label Linkbase
101.LAB	XBRL Taxonomy Extension Label Linkbase
101.PRE	XBRL Taxonomy Extension Presentation Linkbase

(†) Filed herewith.

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

SCIENTIFIC GAMES CORPORATION
(Registrant)

		By:	/s/ Scott D. Schweinfurth
		Name:	Scott D. Schweinfurth
		Title:	Executive Vice President and Chief Financial Officer

		By:	/s/ Jeffrey B. Johnson
		Name:	Jeffrey B. Johnson
		Title:	Vice President, Finance, and Chief Accounting Officer

Dated:	May 8, 2015