Form 10-Q
period 2015-06-30
SCIENTIFIC GAMES CORP
filed 2015-08-07
CIK 750004

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549
FORM 10-Q

☒ QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended June 30, 2015

OR
☐ TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the transition period from          to

Commission file number: 0-13063
SCIENTIFIC GAMES CORPORATION
(Exact name of registrant as specified in its charter)

Delaware	81-0422894
(State or other jurisdiction of	(I.R.S. Employer Identification No.)
incorporation or organization)

6650 S. El Camino Road, Las Vegas, Nevada 89118
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
Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act). Yes ☐ No ☒
The registrant has the following number of shares outstanding of each of the registrant’s classes of common stock as of July 31, 2015:
Class A Common Stock: 86,104,168
Class B Common Stock: None

SCIENTIFIC GAMES CORPORATION AND SUBSIDIARIES
INDEX TO FINANCIAL INFORMATION
AND OTHER INFORMATION
THREE AND SIX MONTHS ENDED JUNE 30, 2015

Glossary of Terms

The following terms or acronyms used in this Form 10-Q are defined below:
Term or Acronym	Definition
2018 Notes	8.125% senior subordinated notes due 2018 issued by Scientific Games Corporation
2019 Notes	9.250% senior subordinated notes due 2019 issued by SGI
2020 Notes	6.250% senior subordinated notes due 2020 issued by SGI
2021 Notes	6.625% senior subordinated notes due 2021 issued by SGI
ASC	Accounting Standards Codification
ASU	Accounting Standards Update
Bally	Bally Technologies, Inc.
Bally acquisition	the acquisition of Bally by the Company on November 21, 2014
Barcrest	Barcrest Group Limited
coin-in	the amount wagered
Company	Scientific Games Corporation
CSG	Beijing CITIC Scientific Games Technology Co., Ltd.
CSL	China Sports Lottery
D&A	depreciation and amortization
ESPP	employee stock purchase plan
FASB	Financial Accounting Standards Board
Global Draw	The Global Draw Limited
GLB	Beijing Guard Libang Technology Co., Ltd.
Hellenic Lotteries	Hellenic Lotteries S.A.
ITL	International Terminal Leasing
LAP	local-area progressive
LBO	licensed betting office
LNS	Lotterie Nazionali S.r.l.
MGD	machine games duty
net win	coin-in less payouts
Northstar Illinois	Northstar Lottery Group, LLC
Northstar New Jersey	Northstar New Jersey Lottery Group, LLC
Note	refers to a note to our Consolidated Financial Statements in this Quarterly Report on Form 10-Q, unless otherwise indicated
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

PMA	private management agreement
R&D	research and development
RCN	Roberts Communications Network, LLC
RGD	remote gaming duty
RMB	Chinese Renminbi Yuan
RMG	real-money gaming
RSU	restricted stock unit
SEC	Securities and Exchange Commission
Secured Notes	7.00% senior secured notes due 2022 issued by SGI
Securities Act	Securities Act of 1933, as amended
SG&A	selling, general and administrative
SGI	Scientific Games International, Inc.
SHFL	SHFL entertainment, Inc.

Shufflers	various models of automatic card shufflers, deck checkers and roulette chip sorters
Sportech	Sportech plc
Unsecured Notes	10.00% senior unsecured notes due 2022 issued by SGI
U.S.	United States of America
U.S. GAAP	accounting principles generally accepted in the U.S.
VLT	video lottery terminal
WAP	wide-area progressive
WMS	WMS Industries, Inc.
WMS acquisition	the acquisition of WMS by the Company on October 18, 2013

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

•	limited growth from new gaming jurisdictions, slow addition of casinos in existing jurisdictions and declines in the replacement cycle of existing gaming machines;

•	ownership changes and consolidation in the casino industry;

•	opposition to legalized gaming or the expansion thereof;

•	inability to adapt to, and offer products that keep pace with, evolving technology;

•	inability to develop successful gaming concepts and content;

•	laws and government regulations, including those relating to gaming licenses and environmental laws;

•	inability to identify and capitalize on trends and changes in the gaming and lottery industries, including the expansion of interactive gaming;

•	dependence upon key providers in our social gaming business;

•	inability to retain or renew, or unfavorable revisions of, existing contracts, and the inability to enter into new contracts;

•	level of our indebtedness, higher interest rates, availability or adequacy of cash flows and liquidity to satisfy obligations or future cash needs, and restrictions and covenants in debt agreements;

•	protection of intellectual property, inability to license third party intellectual property and the intellectual property rights of others;

•	security and integrity of software and systems and reliance on or failures in information technology systems;

•	natural events that disrupt our operations or those of our customers, suppliers or regulators;

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

•	costs, charges and expenses relating to the Bally acquisition and the WMS acquisition;

•	incurrence of employee termination or restructuring costs and impairment or asset write-down charges;

•	implementation of complex revenue recognition standards;

•	fluctuations in our results due to seasonality and other factors;

•	dependence on suppliers and manufacturers;

•
risks relating to foreign operations, including fluctuations in foreign currency exchange rates, restrictions on the payment of dividends from earnings, restrictions on the import of products and financial instability, including the potential impact to our instant lottery game concession or VLT lease arrangements resulting from the recent economic and political conditions in Greece;

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

PART I. FINANCIAL INFORMATION

Item 1. Financial Statements
SCIENTIFIC GAMES CORPORATION AND SUBSIDIARIES
CONSOLIDATED STATEMENTS OF OPERATIONS AND COMPREHENSIVE LOSS
(Unaudited, in millions, except per share amounts)

	Three Months Ended		Six Months Ended
	June 30,		June 30,
	2015	2014	2015	2014
Revenue:
Services	$337.9	$179.3	$668.3	356.1
Product sales	218.1	102.2	417.5	187.3
Instant games	135.5	135.4	264.4	261.6
Total revenue	691.5	416.9	1,350.2	805.0
Operating expenses:
Cost of services (1)	98.6	64.6	189.1	131.1
Cost of product sales (1)	107.9	54.9	205.8	101.3
Cost of instant games (1)	68.8	72.9	135.8	142.8
Selling, general and administrative	140.9	95.2	286.8	187.0
Research and development	48.0	24.8	94.9	50.7
Employee termination and restructuring	5.2	4.9	13.4	10.5
Depreciation and amortization	222.2	96.0	406.4	190.1
Operating income (loss)	(0.1)	3.6	18.0	(8.5)
Other (expense) income:
Interest expense	(166.4)	(49.3)	(330.7)	(97.2)
Earnings from equity investments	3.3	0.7	6.4	6.2
Loss on early extinguishment of debt	—	(25.9)	—	(25.9)
Gain on sale of equity interest	—	—	—	14.5
Other (expense) income, net	(4.3)	3.2	(9.9)	6.1
Total other expense, net	(167.4)	(71.3)	(334.2)	(96.3)
Net loss before income taxes	(167.5)	(67.7)	(316.2)	(104.8)
Income tax benefit (expense)	65.3	(4.7)	127.6	(12.6)
Net loss	$(102.2)	$(72.4)	$(188.6)	$(117.4)

Other comprehensive (loss) income:
Foreign currency translation (loss) gain	17.8	10.0	(88.4)	10.1
Pension and post-retirement gain (loss), net of tax	(0.7)	(0.2)	0.2	(0.1)
Derivative financial instruments unrealized gain (loss), net of tax	6.0	(5.6)	1.1	(6.3)
Other comprehensive (loss) income	23.1	4.2	(87.1)	3.7
Comprehensive loss	$(79.1)	$(68.2)	$(275.7)	$(113.7)

Basic and diluted net loss per share:
Basic	$(1.19)	$(0.86)	$(2.20)	$(1.39)
Diluted	$(1.19)	$(0.86)	$(2.20)	$(1.39)

Weighted average number of shares used in per share calculations:
Basic shares	85.9	84.4	85.6	84.4
Diluted shares	85.9	84.4	85.6	84.4
(1) Exclusive of depreciation and amortization.
See accompanying condensed notes to consolidated financial statements.

SCIENTIFIC GAMES CORPORATION AND SUBSIDIARIES
CONSOLIDATED BALANCE SHEETS
(in millions, except par value)

	June 30, 2015	December 31, 2014
ASSETS	(Unaudited)
Current assets:
Cash and cash equivalents	$129.1	$171.8
Restricted cash	26.7	27.2
Accounts receivable, net	485.2	468.4
Notes receivable, net	169.8	188.7
Inventories	250.4	265.6
Deferred income taxes	73.5	72.8
Prepaid expenses, deposits and other current assets	213.7	183.5
Total current assets	1,348.4	1,378.0
Long-term restricted cash	16.2	16.8
Long-term notes receivable	58.5	87.5
Property and equipment, net	902.2	1,012.8
Goodwill	4,048.7	4,108.3
Intangible assets, net	2,108.7	2,251.6
Software, net	539.1	592.7
Equity investments	230.0	288.2
Other assets	234.7	259.3
Total assets	$9,486.5	$9,995.2

LIABILITIES AND STOCKHOLDERS’ (DEFICIT) EQUITY
Current liabilities:
Debt payments due within one year	$50.6	$50.6
Accounts payable	136.4	155.8
Accrued liabilities	420.2	453.9
Total current liabilities	607.2	660.3
Deferred income taxes	482.7	628.8
Other long-term liabilities	224.7	236.8
Long-term debt, excluding current installments	8,432.0	8,465.4
Total liabilities	9,746.6	9,991.3
Commitments and contingencies
Stockholders' (deficit) equity:
Class A common stock, par value $0.01 per share: 199.3 shares authorized; 103.3 and 102.3 shares issued and 86.1 and 85.1 shares outstanding, respectively	1.0	1.0
Additional paid-in capital	754.9	743.2
Accumulated loss	(659.3)	(470.7)
Treasury stock, at cost: 17.2 and 17.2 shares held, respectively	(175.2)	(175.2)
Accumulated other comprehensive loss	(181.5)	(94.4)
Total stockholders' (deficit) equity	(260.1)	3.9
Total liabilities and stockholders' (deficit) equity	$9,486.5	$9,995.2

See accompanying condensed notes to consolidated financial statements.

SCIENTIFIC GAMES CORPORATION AND SUBSIDIARIES
CONSOLIDATED STATEMENTS OF CASH FLOWS
(Unaudited, in millions)

	Six Months Ended
	June 30,
	2015	2014
Cash flows from operating activities:
Net loss	$(188.6)	$(117.4)
Adjustments to reconcile net loss to net cash provided by operating activities:
Depreciation and amortization	406.4	190.1
Change in deferred income taxes	(145.7)	1.9
Stock-based compensation	12.1	13.4
Non-cash interest expense	19.0	8.6
Earnings from equity investments, net	(6.4)	(6.2)
Distributed earnings from equity investments	19.9	21.2
Loss on early extinguishment of debt	—	25.9
Gain on sale of equity interest	—	(14.5)
Changes in current assets and liabilities, net of effects of acquisitions:
Accounts and notes receivable, net	23.7	60.9
Inventories	18.4	(30.2)
Accounts payable	(9.4)	(48.6)
Accrued liabilities	(44.7)	(4.1)
Other current assets and liabilities	10.8	9.2
Other, net	(1.1)	(3.1)
Net cash provided by operating activities	114.4	107.1

Cash flows from investing activities:
Additions to property and equipment	(7.8)	(21.1)
Gaming and lottery operations expenditures	(103.7)	(44.8)
Intangible assets and software expenditures	(31.3)	(48.8)
Payments received from development financing and other	8.5	(0.2)
Additions to equity method investments	—	(40.6)
Distributions of capital on equity investments	35.2	32.9
Proceeds from sale of equity interest	—	44.9
Restricted cash	1.0	(0.9)
Net cash used in investing activities	(98.1)	(78.6)

Cash flows from financing activities:
Borrowings under revolving credit facility	110.0	—
Repayments under revolving credit facility	(120.0)	—
Proceeds from issuance of long-term debt	—	347.9
Payments on long-term debt	(26.2)	(364.7)
Payments of deferred financing fees	—	(22.8)
Payments on license obligations	(18.7)	—
Common stock repurchases	—	(29.5)
Contingent earnout payments	(0.5)	(3.2)
Net issuance (redemptions) of common stock under stock-based compensation plans	0.9	(19.2)
Net cash used in financing activities	(54.5)	(91.5)
Effect of exchange rate changes on cash and cash equivalents	(4.5)	(1.5)
Decrease in cash and cash equivalents	(42.7)	(64.5)
Cash and cash equivalents, beginning of period	171.8	153.7
Cash and cash equivalents, end of period	$129.1	$89.2
 See accompanying condensed notes to consolidated financial statements.

SCIENTIFIC GAMES CORPORATION AND SUBSIDIARIES
CONDENSED NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
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
Basis of Presentation and Principles of Consolidation
The accompanying consolidated financial statements of the Company have been prepared in accordance with SEC and U.S. GAAP requirements. All monetary values set forth in these financial statements are in U.S. dollars ("$") unless otherwise stated herein. The accompanying consolidated financial statements include the accounts of the Company and its 100%-owned subsidiaries, as well as those subsidiaries in which we have a controlling financial interest. Investments in other entities in which we do not have a controlling financial interest but we exert significant influence are accounted for in our consolidated financial statements using the equity method of accounting. All intercompany balances and transactions have been eliminated in consolidation. We have evaluated subsequent events through the date these financial statements were issued. In the opinion of management, we have made all adjustments necessary to present fairly our consolidated financial position, results of operations and comprehensive loss and cash flows for the periods presented. Such adjustments are of a normal, recurring nature. These consolidated financial statements should be read in conjunction with the consolidated financial statements and related notes included in our 2014 Annual Report on Form 10-K. Interim results of operations are not necessarily indicative of results of operations for a full year.
Significant Accounting Policies
There have been no changes to our significant accounting policies described in Note 1 (Description of the Business and Summary of Significant Accounting Policies) in our 2014 Annual Report on Form 10-K.
Recently Issued Accounting Guidance
In January 2014, the FASB issued ASU No. 2014-05, Service Concession Arrangements (Topic 853), a consensus of the FASB Emerging Issues Task Force, which specified that an operating entity should not account for a service concession arrangement within the scope of the update as a lease in accordance with ASC 840, Leases. The guidance was effective for fiscal years beginning after December 15, 2014. The adoption of ASU 2014-05 did not have an impact on our financial position, results of operations or cash flows.
In April 2014, the FASB issued ASU No. 2014-08, Reporting Discontinued Operations and Disclosures of Disposals of Components of an Entity. ASU 2014-08 changes the criteria for reporting discontinued operations and modifies related disclosure requirements. The new guidance was effective on a prospective basis for fiscal years beginning after December 15, 2014, and interim periods thereafter. The adoption of ASU 2014-08 did not have an impact on our financial position, results of operations or cash flows.
In May 2014, the FASB issued ASU No. 2014-09, Revenue from Contracts with Customers. The amended guidance outlines a single comprehensive revenue model for entities to use in accounting for revenue from contracts with customers. The guidance supersedes most current revenue recognition guidance, including industry-specific guidance. The core principle of the revenue model is that "an entity recognizes revenue to depict the transfer of promised goods or services to customers in an amount that reflects the consideration to which the entity expects to be entitled in exchange for those goods or services." On July 9, 2015, the FASB voted to defer the effective date by one year to now be effective for fiscal years, and interim reporting periods within those years, beginning after December 15, 2017. Early adoption of the standard is permitted but not before the original effective date of December 15, 2016. The ASU may be adopted using a full retrospective approach or reporting the cumulative effect as of the date of adoption. We are currently evaluating the impact of adopting ASU 2014-09.
In June 2014, the FASB issued ASU No. 2014-12, Accounting for Share-Based Payments When the Terms of an Award Provide That a Performance Target Could Be Achieved after the Requisite Service Period. ASU 2014-12 requires that a performance target that affects vesting and could be achieved after the requisite service period be treated as a performance condition. A reporting entity should apply existing guidance in ASC 718, Compensation—Stock Compensation, as it relates to such awards. ASU 2014-12 is effective for annual periods, and interim periods within those annual periods, beginning after December 15, 2015 with early adoption permitted using either of two methods: (i) prospective to all awards granted or modified after the effective date; or (ii) retrospective to all awards with performance targets that are outstanding as of the beginning of the earliest annual period presented in the financial statements and to all new or modified awards thereafter, with the cumulative effect of applying ASU 2014-12 as an adjustment to the opening retained earnings balance as of the beginning of the earliest annual period presented in the financial statements. We do not expect ASU 2014-12 to have a material effect on our financial position, results of operations or cash flows.
In August 2014, the FASB issued ASU No. 2014-15, Presentation of Financial Statements - Going Concern: Disclosure of Uncertainties About an Entity's Ability to Continue as a Going Concern. ASU 2014-15 requires management to perform interim and annual assessments as to whether there are conditions or events that raise substantial doubt about the entity's ability to continue as a going concern within one year of the date the financial statements are issued and to provide related disclosures, if required. ASU 2014-15 is effective for annual periods ending after December 15, 2016 and for annual periods and interim periods thereafter. Early adoption is permitted. We do not expect ASU 2014-15 to have a material effect on our financial position, results of operations or cash flows.
In January 2015, the FASB issued ASU No. 2015-01, Income Statement-Extraordinary and Unusual Items: Simplifying Income Statement Presentation by Eliminating the Concept of Extraordinary Items.  ASU 2015-01 eliminates from GAAP the concept of extraordinary items. The presentation and disclosure guidance for items that are unusual in nature or occur infrequently will be retained and will be expanded to include items that were previously classified as extraordinary. ASU 2015-01 is effective for fiscal years, and interim periods within those fiscal years, beginning after December 15, 2015 with early adoption permitted using either a prospective or retrospective method. We do not expect ASU 2015-01 to have a material effect on our financial position, results of operations or cash flows.
In April 2015, the FASB issued ASU No. 2015-03, Interest - Imputation of Interest (Subtopic 835-30): Simplifying the Presentation of Debt Issuance Costs. ASU 2015-03 intends to simplify the presentation of debt issuance costs by requiring that debt issuance costs related to a recognized debt liability be presented in the balance sheet as a direct deduction from the carrying amount of that debt liability, consistent with debt discounts. The recognition and measurement guidance for debt issuance costs are not affected by the amendments in this ASU. ASU 2015-03 is effective for fiscal years beginning after December 15, 2015, and interim periods within those fiscal years. We do not expect ASU 2015-03 to have a material effect on our financial position, results of operations or cash flows.
In June 2015, the FASB issued ASU No. 2015-10, Technical Corrections and Improvements. ASU 2015-10 covers a wide range of Topics in the Codification. The amendments represent changes to clarify the Codification, correct unintended application of guidance, or make minor improvements to the Codification that are not expected to have a significant effect on current accounting practice or create a significant administrative cost on most entities. We do not expect ASU 2015-10 to have a material impact on our financial position, results of operations or cash flows.
In July 2015, the FASB issued ASU No. 2015-11, Inventory: Simplifying the Measurement of Inventory. ASU 2015-11 changes the criteria for measuring inventory within the scope of the ASU. Inventory will now be measured at the lower of cost and net realizable value, while the concept of market value will be eliminated. The ASU defines net realizable value as the estimated selling prices in the ordinary course of business, less reasonably predictable costs of completion, disposal, and transportation. ASU 2015-11 is effective for fiscal years beginning after December 15, 2016, and interim periods within those fiscal years. Early adoption is permitted. We are currently evaluating the impact of adopting ASU 2015-11.
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
In connection with the Bally acquisition in the fourth quarter of 2014, we reviewed our operating and business segments in light of certain changes in the financial information regularly reviewed by our chief executive officer and other factors. Based on this review, we combined our previous lottery-related Instant Products and Lottery Systems business segments into one "Lottery" segment. We also determined that the interactive operating segment should be disclosed as a separate business segment and not aggregated with the gaming operating segment, reflecting the growth of the interactive operating segment. These changes, which were effective prior to December 31, 2014, had no impact on our consolidated financial statements for any periods. Business segment information for the three and six months ended June 30, 2014 has been adjusted to reflect these changes.
The following tables present revenue, cost of revenue, SG&A, R&D, employee termination and restructuring, D&A, operating income (loss) and earnings (loss) from equity investments by business segment for the three and six months ended June 30, 2015 and 2014. Certain unallocated expenses managed at the corporate level, comprised primarily of general and administrative costs and other (expense) income, net, are not allocated to our business segments. Segment results for 2014 below do not include the results of Bally, which we acquired in November 2014. The increase in unallocated corporate costs for the three and six months ended June 30, 2015 primarily relates to the inclusion of Bally's results.

	Three Months Ended June 30, 2015
	Gaming	Lottery	Interactive	Total
Revenue:
Services	$240.4	$45.9	$51.6	$337.9
Product sales	209.3	8.8	—	218.1
Instant games	—	135.5	—	135.5
Total revenue	449.7	190.2	51.6	691.5
Cost of services (1)	53.1	27.5	18.0	98.6
Cost of product sales (1)	100.9	7.0	—	107.9
Cost of instant games (1)	—	68.8	—	68.8
Selling, general and administrative	71.2	16.4	15.2	102.8
Research and development	41.1	1.5	5.4	48.0
Employee termination and restructuring	2.7	—	0.3	3.0
Depreciation and amortization	181.5	20.0	5.4	206.9
Segment operating income (loss)	$(0.8)	$49.0	$7.3	$55.5
Unallocated corporate costs				55.6
Consolidated operating loss				$(0.1)
Earnings from equity investments	$1.8	$1.5	$—	$3.3
(1) Exclusive of depreciation and amortization.

	Three Months Ended June 30, 2014
	Gaming	Lottery	Interactive	Total
Revenue:
Services	$96.1	$51.0	$32.2	$179.3
Product sales	80.8	21.4	—	102.2
Instant games	—	135.4	—	135.4
Total revenue	176.9	207.8	32.2	416.9
Cost of services (1)	23.3	29.6	11.7	64.6
Cost of product sales (1)	38.3	16.6	—	54.9
Cost of instant games (1)	—	72.9	—	72.9
Selling, general and administrative	32.4	19.6	12.2	64.2
Research and development	21.1	0.7	3.0	24.8
Employee termination and restructuring	1.5	0.8	0.7	3.0
Depreciation and amortization	63.9	23.4	2.8	90.1
Segment operating income (loss)	$(3.6)	$44.2	$1.8	$42.4
Unallocated corporate costs				38.8
Consolidated operating income				$3.6
Earnings (loss) from equity investments	$2.3	$(1.6)	$—	$0.7
(1) Exclusive of depreciation and amortization.

	Six Months Ended June 30, 2015
	Gaming	Lottery	Interactive	Total
Revenue:
Services	$478.3	$91.5	$98.5	$668.3
Product sales	397.2	20.3	—	417.5
Instant games	—	264.4	—	264.4
Total revenue	875.5	376.2	98.5	1,350.2
Cost of services (1)	98.6	55.9	34.6	189.1
Cost of product sales (1)	188.7	17.1	—	205.8
Cost of instant games (1)	—	135.8	—	135.8
Selling, general and administrative	145.4	33.5	30.3	209.2
Research and development	80.9	3.1	10.9	94.9
Employee termination and restructuring	6.9	0.2	1.0	8.1
Depreciation and amortization	324.8	41.3	10.5	376.6
Segment operating income	$30.2	$89.3	$11.2	$130.7
Unallocated corporate costs				112.7
Consolidated operating income				$18.0
Earnings from equity investments	$1.7	$4.7	$—	$6.4
(1) Exclusive of depreciation and amortization.

	Six Months Ended June 30, 2014
	Gaming	Lottery	Interactive	Total
Revenue:
Services	$192.0	$101.1	$63.0	$356.1
Product sales	148.3	39.0	—	187.3
Instant games	—	261.6	—	261.6
Total revenue	340.3	401.7	63.0	805.0
Cost of services (1)	48.5	60.0	22.6	131.1
Cost of product sales (1)	71.0	30.3	—	101.3
Cost of instant games (1)	—	142.8	—	142.8
Selling, general and administrative	64.1	38.2	26.4	128.7
Research and development	43.4	1.3	6.0	50.7
Employee termination and restructuring	3.3	1.2	4.1	8.6
Depreciation and amortization	124.5	45.9	5.9	176.3
Segment operating income (loss)	$(14.5)	$82.0	$(2.0)	$65.5
Unallocated corporate costs				74.0
Consolidated operating loss				$(8.5)
Earnings from equity investments	$2.0	$4.2	$—	$6.2
(1) Exclusive of depreciation and amortization.
The following table presents a reconciliation of reportable business segment operating income to net loss before income taxes for each period:

	Three Months Ended June 30,		Six Months Ended June 30,
	2015	2014	2015	2014
Reportable business segment operating income	$55.5	$42.4	$130.7	$65.5
Unallocated corporate costs	(55.6)	(38.8)	(112.7)	(74.0)
Consolidated operating income (loss)	(0.1)	3.6	18.0	(8.5)
Interest expense	(166.4)	(49.3)	(330.7)	(97.2)
Earnings from equity investments	3.3	0.7	6.4	6.2
Loss on early extinguishment of debt	—	(25.9)	—	(25.9)
Gain on sale of equity interest	—	—	—	14.5
Other (expense) income, net	(4.3)	3.2	(9.9)	6.1
Net loss before income taxes	$(167.5)	$(67.7)	$(316.2)	$(104.8)
In evaluating segment financial performance, we focus on operating income (loss) as a segment’s measure of profit or loss. Segment operating income (loss) is income (loss) before other (expense) income, net, interest expense, earnings (loss) from equity investments, gain on sale of equity interest, unallocated corporate costs and income tax expense (benefit). The accounting policies of the business segments are the same as those described in our summary of significant accounting policies in Note 1 (Description of the Business and Summary of Significant Accounting Policies) in our 2014 Annual Report on Form 10-K.
(3) Acquisitions
On November 21, 2014, the Company acquired Bally for $5.1 billion (including the refinancing of approximately $1.9 billion of existing Bally indebtedness), creating one of the largest diversified global gaming suppliers.
We have recorded Bally's assets acquired and liabilities assumed based on our preliminary estimates of their fair values at the acquisition date. The determination of the fair values of the assets acquired and liabilities assumed (and the related determination of estimated lives of depreciable and amortizable tangible and identifiable intangible assets) requires significant judgment and estimates. The estimates and assumptions used include the projected timing and amount of future cash flows and discount rates reflecting risk inherent in the future cash flows. The estimated fair values of Bally's assets acquired and liabilities assumed and resulting goodwill are subject to adjustment as we finalize our fair value analysis. The significant items for which a final fair value has not been determined as of the filing of this Quarterly Report on Form 10-Q include accrued liabilities, deferred income taxes and other long-term liabilities.  We expect to complete our fair value determinations no later than the fourth quarter of 2015. We do not currently expect our fair value determinations to change; however, there may be differences compared to those amounts reflected in our consolidated financial statements at June 30, 2015 as we finalize our fair value analysis.
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
The preliminary allocation of the purchase price to the estimated fair values of assets acquired and liabilities assumed did not change during the six months ended June 30, 2015 from the amounts disclosed in Note 3 (Acquisitions and Dispositions) in our 2014 Annual Report on Form 10-K.
As required by ASC 805, Business Combinations, the following unaudited pro forma statements of operations for the three and six months ended June 30, 2014 give effect to the Bally acquisition as if it had been completed on January 1, 2013. The unaudited pro forma financial information is presented for illustrative purposes only and is not necessarily indicative of what the operating results actually would have been during the period presented had the Bally acquisition been completed on January 1, 2014. In addition, the unaudited pro forma financial information does not purport to project future operating results. This information is preliminary in nature and subject to change based on final purchase price adjustments. The unaudited pro forma statements of operations do not reflect: (1) any anticipated synergies (or anticipated costs to achieve synergies) or (2) the impact of non-recurring items directly related to the Bally acquisition.

	Three Months Ended June 30, 2014	Six Months Ended June 30, 2014
Revenue from Consolidated Statements of Operations and Comprehensive Loss	$416.9	$805.0
Add: Bally revenue not reflected in Consolidated Statements of Operations and Comprehensive Loss	350.4	697.3
Unaudited pro forma revenue	$767.3	$1,502.3

	Three Months Ended June 30, 2014	Six Months Ended June 30, 2014
Net loss from Consolidated Statements of Operations and Comprehensive Loss	$(72.4)	$(117.4)
Add: Bally net income not reflected in Consolidated Statements of Operations and Comprehensive Loss adjusted by pro forma adjustments (1), (2), (3), (4) and (5) below	(36.5)	(72.1)
Unaudited pro forma net loss	$(108.9)	$(189.5)
Unaudited pro forma amounts reflect the following adjustments:
(1) An adjustment to reflect additional D&A of $39.9 million and $70.2 million for the three and six months ended June 30, 2014, respectively, associated with the fair value of the tangible and intangible assets acquired in the Bally acquisition that would have been incurred assuming the fair value adjustments had been applied on January 1, 2014.
(2) An adjustment to reflect lower costs of sales of $3.0 million and $5.2 million for the three and six months ended June 30, 2014, respectively, related to the reversal of the impact of purchase accounting adjustments on the carrying value of SHFL's finished goods inventory made in connection with Bally’s acquisition of SHFL.
(3) An adjustment to reflect additional interest expense of $73.6 million and $151.1 million for the three and six months ended June 30, 2014, respectively, that would have been incurred assuming the financing transactions relating to the Bally acquisition and the purchase and redemption of the 2019 Notes were both completed as of January 1, 2014.
(4) An adjustment to remove the impact of the $25.9 million for both the three and six months ended June 30, 2014, related to the loss on early extinguishment of debt incurred in connection with the purchase and redemption of the 2019 Notes in June 2014.
(5) An adjustment of $32.1 million and $72.1 million for the three and six months ended June 30, 2014, respectively, to tax effect the pre-tax pro forma adjustments listed above, calculated based on the statutory rates in effect in each significant jurisdiction for the three and six months ended June 30, 2014. This rate does not reflect the Company’s effective tax rate, which includes other tax items, such as state and foreign taxes, as well as other tax charges or benefits, and does not take into account any historical or possible future tax events that may impact the Company.
(4) Restructuring Plans
We recorded pre-tax employee termination and restructuring costs of $5.2 million and $4.9 million for the three months ended June 30, 2015 and 2014, respectively, and recorded pre-tax employee termination and restructuring costs of $13.4 million and $10.5 million for the six months ended June 30, 2015 and 2014, respectively. No new employee termination and restructuring plans were initiated during the six months ended June 30, 2015. We expect to complete the integration-related restructuring plan actions discussed below related to the Bally and WMS integrations during 2016 and 2015, respectively. All other employee termination and restructuring actions reported in 2014 were completed as of December 31, 2014 and are not reflected in the tables below.
Bally Integration-Related Restructuring Plan
Upon our acquisition of Bally in November 2014, we began integrating Scientific Games and Bally and implementing our plans to streamline our operations and cost structure. We have recorded costs that meet the criteria under ASC 420, Exit and Disposal Cost Obligations ("ASC 420"), in each of our business segments associated with integration activities that have been initiated in the relevant period. These costs include employee termination costs, costs relating to the exiting of facilities and product lines, as well as costs relating to exiting contracts.

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
Employee Termination and Restructuring Costs by Segment
The following table presents a summary of employee termination and restructuring costs by business segment related to the restructuring plans described above, including the costs incurred during the three and six months ended June 30, 2015, the cumulative costs incurred through June 30, 2015 from initiation of the relevant restructuring activities and the total expected costs related to the relevant restructuring activities that have been initiated. As additional integration-related activities are initiated, we expect to incur additional costs related to those activities.

Business Segment		Employee Termination Costs	Property Costs	Other	Total
Gaming (1)	Three months ended June 30, 2015	$2.6	$—	$0.1	$2.7
	Six months ended June 30, 2015	6.8	—	0.1	6.9
	Cumulative	25.1	0.9	3.0	29.0
	Expected Total	32.2	1.4	3.0	36.6

Lottery	Three months ended June 30, 2015	—	—	—	—
	Six months ended June 30, 2015	0.2	—	—	0.2
	Cumulative	3.3	0.4	—	3.7
	Expected Total	3.3	0.4	—	3.7

Interactive (1)	Three months ended June 30, 2015	0.3	—	—	0.3
	Six months ended June 30, 2015	0.9	—	0.1	1.0
	Cumulative	4.7	0.4	5.0	10.1
	Expected Total	4.7	0.4	5.0	10.1

Unallocated corporate (2)	Three months ended June 30, 2015	0.3	0.3	1.6	2.2
	Six months ended June 30, 2015	0.6	1.8	2.9	5.3
	Cumulative	12.0	4.1	2.9	19.0
	Expected Total	12.0	4.1	3.0	19.1

Total	Three months ended June 30, 2015	$3.2	$0.3	$1.7	$5.2
	Six months ended June 30, 2015	$8.5	$1.8	$3.1	$13.4
	Cumulative	$45.1	$5.8	$10.9	$61.8
	Expected Total	$52.2	$6.3	$11.0	$69.5
(1) Other restructuring costs reflect costs related to the exit of two immaterial business lines.
(2) Unallocated corporate employee termination costs primarily relates to an accrual for cash severance due to former executives.

The following table presents a summary of restructuring charges and the changes in the restructuring accrual during the six months ended June 30, 2015:

	Employee Termination Costs	Property Costs	Other	Total
Balance as of December 31, 2014	$17.9	$1.7	$3.0	$22.6
Additional accruals	8.5	1.8	3.1	13.4
Cash payments	(11.3)	(1.6)	(3.9)	(16.8)
Non-cash expense	0.1	0.2	(1.3)	(1.0)
Balance as of June 30, 2015	$15.2	$2.1	$0.9	$18.2
(5) Basic and Diluted Net Loss Per Share
The following represents a reconciliation of the numerator and denominator used in computing basic and diluted net loss per share available to common stockholders for the three and six months ended June 30, 2015 and 2014:

	Three Months Ended June 30,		Six Months Ended June 30,
	2015	2014	2015	2014

Net loss	$(102.2)	$(72.4)	$(188.6)	$(117.4)

Basic and diluted net loss per share:
Basic	$(1.19)	$(0.86)	$(2.20)	(1.39)
Diluted	$(1.19)	$(0.86)	$(2.20)	(1.39)

Weighted average number of shares used in per share calculations:
Basic shares	85.9	84.4	85.6	84.4
Diluted shares	85.9	84.4	85.6	84.4
For all periods presented, basic and diluted net loss per share is the same, as any additional common stock equivalents would be anti-dilutive. We excluded 1.9 million and 2.0 million of stock options from the weighted average diluted common shares outstanding as of June 30, 2015 and 2014, respectively, which would have been anti-dilutive due to the net loss in those periods. In addition, we excluded 6.4 million and 4.4 million of RSUs from the calculation of weighted average diluted common shares outstanding as of June 30, 2015 and 2014, respectively, which would have been anti-dilutive due to the net loss in those periods.
(6) Accounts and Notes Receivable and Credit Quality of Notes Receivable
Accounts and Notes Receivable
The following summarizes the components of current and long-term accounts and notes receivable, net:

	June 30, 2015	December 31, 2014
Current:
Accounts receivable	$493.9	$479.5
Notes receivable	179.5	194.6
Allowance for doubtful accounts	(18.4)	(17.0)
Current accounts and notes receivable, net	$655.0	$657.1
Long-term:
Notes receivable	58.5	87.5
Total accounts and notes receivable, net	$713.5	$744.6
Credit Quality of Notes Receivable
The Company includes in its notes receivable amounts due in installment payments greater than 3 months and any amounts due for development financing provided to certain customers in the form of notes receivable. We carry our notes receivable at face amount less an allowance for doubtful accounts and imputed interest, if any. Interest income is recognized ratably over the life of the note receivable and any related fees or costs to establish the notes are expensed as incurred, as they are considered insignificant. Actual or imputed interest, if any, is determined based on stated rates or current market rates at the time the note originated and is recorded as interest income in other income (expense), net, ratably over the payment period. We generally impute interest income on notes receivable with terms greater than one year that do not contain a stated interest rate. The interest rates on our outstanding notes receivable ranged from 4.0% to 10.4% at June 30, 2015 and December 31, 2014. Our policy is to generally recognize interest on our notes receivable until the note receivable is deemed non-performing, which we define as a note on which payments are over 180 days past due. The amount of our non-performing notes was immaterial at June 30, 2015 and December 31, 2014.

We monitor the credit quality of our accounts receivable by reviewing an aging of customer invoices. Invoices are considered past due if a scheduled payment is not received within agreed-upon terms. Our notes receivable are reviewed for impairment at least quarterly. We also review a variety of other relevant qualitative information such as collection experience, economic conditions and customer-specific financial conditions to evaluate credit risk in recording the allowance for doubtful accounts or as an indicator of an impaired loan. For notes receivable from customers in the U.S. with payment terms over 90 days, we generally file a UCC-1 form to retain a security interest in the gaming machines until we are fully paid. For notes receivable from international customers, where possible, we seek payment deposits, collateral, pledge agreements, bills of exchange, foreign bank letters of credit, post-dated checks or personal guarantees with respect to notes receivable from such customers. However, the majority of our notes receivable from international customers do not have these features. Currently, we have not sold our notes receivable to third parties; therefore, we do not have any off-balance sheet liabilities for factored receivables.
The government authorities in Argentina limit the exchange of pesos into U.S. dollars and the transfer of funds from Argentina. Our accounts and notes receivable, net, from customers in Argentina at June 30, 2015 were $18.9 million, which is denominated in U.S. dollars, although, under the terms of our arrangements with our customers in Argentina, they are required to pay us in pesos at the spot exchange rate between the peso and the U.S. dollar on the date of payment. In evaluating the collectability of customer receivables in Argentina at June 30, 2015, we specifically evaluated recent payments, receivable aging, any additional security or collateral we had (bills of exchange, pledge agreements, etc.) and other facts and circumstances relevant to our customers’ ability to pay. Our customers in Argentina have continued to pay us in pesos based on the spot exchange rate between the peso and the U.S. dollar on the payment date. We collected $15.6 million of outstanding receivables from customers in Argentina during the six months ended June 30, 2015.
Recent government actions and challenges affecting the gaming industry in Mexico have increased the credit quality risk with respect to certain of our current Mexico customers. In evaluating the collectability of customer receivables in Mexico at June 30, 2015, we specifically evaluated recent payments, receivable aging, any additional security or collateral we had (bills of exchange, pledge agreements, etc.) and other facts and circumstances relevant to our customers’ ability to pay. Our accounts and notes receivable, net, from all customers in Mexico was $44.2 million at June 30, 2015. We collected $14.6 million of outstanding receivables from customers during the six months ended June 30, 2015.
The following summarizes the components of total notes receivable, net:

	June 30, 2015	Balances over 90 days past due	December 31, 2014	Balances over 90 days past due
Notes receivable:
Domestic	$80.9	$6.0	$95.3	$7.9
International	157.1	13.1	186.8	12.0
Total notes receivable	238.0	19.1	282.1	19.9

Notes receivable allowance for doubtful accounts:
Domestic	(1.9)	(0.8)	—	—
International	(7.8)	(5.9)	(5.9)	(3.5)
Total notes receivable allowance for doubtful accounts	(9.7)	(6.7)	(5.9)	(3.5)
Note receivable, net	$228.3	$12.4	$276.2	$16.4
At June 30, 2015, 5.4% of our total notes receivable, net, was past due by over 90 days compared to 5.9% at December 31, 2014.
The following tables detail our evaluation of notes receivable for impairment as of June 30, 2015 and December 31, 2014:

	June 30, 2015	Ending Balance Individually Evaluated for Impairment	Ending Balance Collectively Evaluated for Impairment
Notes receivable:
Domestic	$80.9	$39.0	$41.9
International	157.1	100.9	56.2
Total notes receivable	$238.0	$139.9	$98.1

	December 31, 2014	Ending Balance Individually Evaluated for Impairment	Ending Balance Collectively Evaluated for Impairment
Notes receivable:
Domestic	$95.3	$36.1	$59.2
International	186.8	121.0	65.8
Total notes receivable	$282.1	$157.1	$125.0
The following table reconciles the allowance for doubtful notes receivable from December 31, 2014 to June 30, 2015:

	Total	Ending Balance Individually Evaluated for Impairment	Ending Balance Collectively Evaluated for Impairment
Beginning balance at December 31, 2014	$5.9	$5.9	$—
Charge-offs	(2.1)	(2.1)	—
Recoveries	(0.5)	(0.4)	(0.1)
Provision	6.4	5.2	1.2
Ending balance at June 30, 2015	$9.7	$8.6	$1.1
The following table reconciles the allowance for doubtful notes receivable from December 31, 2013 to June 30, 2014:

	Total	Ending Balance Individually Evaluated for Impairment	Ending Balance Collectively Evaluated for Impairment
Beginning balance at December 31, 2013	$5.6	$5.6	$—
Charge-offs	(0.1)	(0.1)	—
Recoveries	—	—	—
Provision	2.6	2.6	—
Ending balance at June 30, 2014	$8.1	$8.1	$—
Modifications to original financing terms are exceptions to our cash collection process and are a function of collection activities with the customer. If a customer requests a modification of financing terms during the collection process, we evaluate the proposed modification in relation to the recovery of our gaming machines, generally seek additional security and recognize any additional interest income ratably over the remaining new financing term. Additionally, we often take the opportunity to simplify the customer's future payments by consolidating several notes (each typically representing an individual purchase transaction) into one note. In those instances, the aging of any outstanding receivable balance would be adjusted to reflect the new payment terms. Such modifications generally do not include a concession on the amount owed and typically result only in a delay of payments relative to the original terms.
For the six months ended June 30, 2015, we had no significant modifications to the original financing terms.
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
In certain international jurisdictions, we offer extended financing terms related to our customers. Such financing activities subject us to increased credit risk, which could be exacerbated by, among other things, unfavorable economic conditions or political or economic instability in those regions. Our notes receivable were concentrated in the following international gaming jurisdictions at June 30, 2015:

Mexico	17%
Peru	17%
Argentina	7%
Colombia	6%
Italy	4%
Other (less than 5% individually)	15%
Total international notes receivable as a percentage of total notes receivable	66%
(7) Inventories
Inventories consisted of the following as of the dates presented below:

	June 30, 2015	December 31, 2014
Parts and work-in-process	$111.7	$105.7
Finished goods	138.7	159.9
Total inventories	$250.4	$265.6
Parts and work-in-process include parts for gaming machines, lottery terminals and instant lottery ticket materials, as well as labor and overhead costs associated with the manufacturing of instant lottery games. Our finished goods inventory primarily consists of gaming machines for sale, instant games for our participation arrangements and our licensed branded merchandise.
During the three months ended June 30, 2015, we recorded an impairment of $7.1 million related to the discontinuance of certain product lines as a result of the Bally acquisition. The impairment is included in cost of product sales in our Consolidated Statements of Operations and Comprehensive Loss for the three and six months ended June 30, 2015. There were no inventory impairments recorded for the three and six months ended June 30, 2014.

(8) Property and Equipment
Gaming and lottery machinery and equipment, including assets under capital leases, were as follows:

	June 30, 2015	December 31, 2014
Gaming equipment	$773.8	$799.9
Less: accumulated depreciation	(260.5)	(279.1)
Gaming equipment, net	513.3	520.8

Lottery machinery and equipment	319.3	311.7
Less: accumulated depreciation	(232.0)	(207.4)
Lottery machinery and equipment, net	87.3	104.3

Total gaming and lottery machinery and equipment, net	$600.6	$625.1
Property and equipment consisted of the following:

	June 30, 2015	December 31, 2014
Land	$35.0	$43.0
Buildings and leasehold improvements	179.7	206.3
Furniture and fixtures	39.8	36.2
Transportation equipment	4.4	5.0
Construction in progress	34.2	11.7
Other property and equipment, at cost	287.0	292.8
Less: accumulated depreciation	(278.5)	(207.3)
Property and equipment, net	$301.6	$387.7

Total property and equipment, net	$902.2	$1,012.8
Depreciation expense for the three and six months ended June 30, 2015 was $93.9 million and $176.3 million, respectively. Depreciation expense for the three and six months ended June 30, 2014 was $55.8 million and $108.3 million, respectively. Depreciation expense is excluded from cost of services, cost of product sales, cost of instant games and other operating expenses and is separately stated within D&A in the Consolidated Statements of Operations and Comprehensive Loss. Accumulated amortization of capital lease assets was $9.2 million and $5.3 million as of June 30, 2015 and December 31, 2014, respectively.
During the three months ended June 30, 2015, the Gaming business segment disposed of certain fully depreciated gaming assets with a historical cost of $59.9 million. The disposal had no impact on property and equipment, net in our Consolidated Balance Sheets as of June 30, 2015 or D&A in the Consolidated Statements of Operations and Comprehensive Loss for three and six months ended June 30, 2015. In addition, during the three months ended June 30, 2015, we recorded an impairment of $5.2 million related to gaming equipment assets for certain product lines that were discontinued as a result of the Bally acquisition. The impairment is included in D&A in our Consolidated Statements of Operations and Comprehensive Loss for the three and six months ended June 30, 2015.
As a result of our acquisition of Bally in the fourth quarter of 2014, we determined that we would consolidate our gaming manufacturing operations in Las Vegas, Nevada and sell our manufacturing facility in Waukegan, Illinois. As a result, we recorded a $9.4 million facility impairment in the fourth quarter of 2014. In June 2015 we ceased manufacturing operations at our Waukegan facility and are actively marketing the facility for sale. In addition, in Reno, Nevada, we are selling our owned facility and consolidating our operations in our leased facility which will support sales, distribution, WAP operations and development of operations for our Gaming business. In June 2015, we recorded a $4.9 million impairment of this facility that we are in the process of selling. This charge is included in D&A in the Consolidated Statements of Operations and Comprehensive Loss for three and six months ended June 30, 2015. We expect to close on the sale of the Reno facility in the third quarter of 2015. Both the Waukegan and Reno facilities are part of our Gaming business segment and represented $27.5 million of land and buildings, which we have classified as held for sale within prepaid expenses, deposits and other current assets in our Consolidated Balance Sheets as of June 30, 2015.

(9) Intangible Assets and Goodwill
Intangible Assets
The following tables present certain information regarding our intangible assets as of June 30, 2015 and December 31, 2014. Amortizable intangible assets are being amortized on a straight-line basis over their estimated useful lives with no estimated residual value.

Intangible Assets	Gross Carrying Amount	Accumulated Amortization	Net Balance
Balance as of June 30, 2015
Amortizable intangible assets:
Patents	$19.3	$9.0	$10.3
Customer relationships	880.4	79.3	801.1
Licenses	350.2	113.7	236.5
Intellectual property	729.4	78.4	651.0
Brand names	125.3	12.0	113.3
Non-compete agreements	0.3	0.3	—
Lottery contracts	1.5	1.5	—
	2,106.4	294.2	1,812.2
Non-amortizable intangible assets:
Trade names	298.6	2.1	296.5
Total intangible assets	$2,405.0	$296.3	$2,108.7

Balance as of December 31, 2014
Amortizable intangible assets:
Patents	$17.9	$8.4	$9.5
Customer relationships	883.2	46.7	836.5
Licenses	332.8	88.5	244.3
Intellectual property	736.3	19.5	716.8
Brand names	128.2	5.3	122.9
Non-compete agreements	0.3	0.2	0.1
Lottery contracts	1.5	1.5	—
	2,100.2	170.1	1,930.1
Non-amortizable intangible assets:
Trade names	323.6	2.1	321.5
Total intangible assets	$2,423.8	$172.2	$2,251.6

The aggregate intangible amortization expense for the three and six months ended June 30, 2015 was $87.2 million and $150.3 million, respectively. The aggregate intangible amortization expense for the three and six months ended June 30, 2014 was $16.3 million and $30.9 million, respectively. Amortization expense is excluded from cost of services, cost of product sales, cost of instant games and other operating expenses and is separately stated within D&A in the Consolidated Statements of Operations and Comprehensive Loss.
As a result of an interim review of assets with indefinite useful lives, we recorded an impairment charge of $25.0 million to reduce the historical book value of one indefinite lived trade name asset to its fair value, which impairment is reflected in D&A in our Consolidated Statements of Operations and Comprehensive Loss for the three and six months ended June 30, 2015. No intangible asset impairments were recorded for the three and six months ended June 30, 2014.
Goodwill
The table below reconciles the change in the carrying amount of goodwill, by business segment, for the period from December 31, 2013 to June 30, 2015.

Goodwill	Gaming	Lottery	Interactive	Totals
Balance as of December 31, 2013	$612.7	$513.9	$56.5	$1,183.1
Acquisitions	2,902.8	—	53.3	2,956.1
Foreign currency adjustments	(15.8)	(15.1)	—	(30.9)
Balance as of December 31, 2014	3,499.7	498.8	109.8	4,108.3
Foreign currency adjustments	(50.3)	(9.3)	—	(59.6)
Balance as of June 30, 2015	$3,449.4	$489.5	$109.8	$4,048.7
(10) Software

	June 30, 2015	December 31, 2014
Software	$840.3	$812.1
Accumulated amortization	(301.2)	(219.4)
Software, net	$539.1	$592.7
Amortization expense for the three and six months ended June 30, 2015 was $41.1 million and $79.8 million, respectively. Amortization expense for the three and six months ended June 30, 2014 was $23.9 million and $50.9 million, respectively. Amortization expense is excluded from cost of services, cost of product sales, cost of instant games and other operating expenses and is separately stated within D&A in the Consolidated Statements of Operations and Comprehensive Loss.
(11) Equity Investments
The following provides an update for events that occurred during the six months ended June 30, 2015 related to our equity method investments, which are disclosed in Note 11 (Equity Investments) in our 2014 Annual Report on Form 10-K.
Northstar Illinois
We own a 20% equity interest in Northstar Illinois, an entity formed with Gtech Corporation (“Gtech”) to be the private manager for the Illinois lottery. Northstar Illinois manages the day-to-day operations of the lottery under a PMA with the State of Illinois which commenced in January 2011 and has a 10-year term. Northstar Illinois is responsible for annual shortfall payments to the Illinois Lottery to the extent predetermined net income targets in the PMA are not achieved. Under our supply agreement with Northstar Illinois, we are responsible for the design, development, manufacturing, warehousing and distribution of instant lottery games and are compensated based on a percentage of retail sales. In August 2014, we understand that the Governor’s office of the State of Illinois directed the Illinois Lottery to end the PMA with Northstar Illinois.
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
SGI, Northstar Illinois and Gtech are in discussions with the State of Illinois in an active attempt to resolve this dispute. In June 2015, the parties executed a term sheet setting forth the principal terms of a potential settlement that contemplates entering into a new termination agreement. We anticipate that the new termination agreement will be entered into during the third quarter of 2015.  To effect the terms of the term sheet, during the three months ended June 30, 2015, we recorded a charge of $2.0 million, representing our 20% share of the $10.0 million net income shortfall payment for the lottery's 2015 fiscal year, in earnings from equity investments in our Consolidated Statements of Operations and Comprehensive Loss

and recorded an adjustment to reduce revenue by $1.3 million in our Consolidated Statements of Operations and Comprehensive Loss.
Sportech
In January 2014, we completed the sale of our 20% equity interest in Sportech for cash proceeds of £27.8 million, or $44.9 million, resulting in a gain of approximately £9 million, or $14.5 million, which is reflected as a gain on sale of equity interest in our Consolidated Statements of Operations and Comprehensive Loss for the six months ended June 30, 2014.
GLB
During the six months ended June 30, 2015, we received a dividend of RMB11.1 million, or $1.6 million.
ITL
During the six months ended June 30, 2015, we received a distribution of capital of €5.8 million, or $6.5 million.
RCN
During the six months ended June 30, 2015, we received a dividend of $1.8 million.
Hellenic Lotteries
During the six months ended June 30, 2015, we received a dividend of €1.8 million, or $2.0 million and a distribution of capital of €10.7 million, or $12.0 million.
LNS
During the six months ended June 30, 2015, we received a dividend of €12.9 million, or $14.5 million and a distribution of capital of €15.0 million, or $16.8 million.
(12) Long-Term and Other Debt
Outstanding Debt and Capital Leases
The following reflects our outstanding debt as of June 30, 2015 and December 31, 2014:

	June 30, 2015	December 31, 2014
Senior Secured Credit Facilities:
Revolver, varying interest rate, due 2018	$175.0	$185.0
Term Loan, varying interest rate, due 2020 (1)	2,256.9	2,267.6
Term Loan, varying interest rate, due 2021 (2)	1,971.8	1,980.3
2018 Notes	250.0	250.0
2020 Notes	300.0	300.0
2021 Notes (3)	348.0	347.8
Secured Notes	950.0	950.0
Unsecured Notes	2,200.0	2,200.0
Capital lease obligations, 3.9% interest as of June 30, 2015 payable monthly through 2019	30.9	35.3
Total long-term debt outstanding	8,482.6	8,516.0
Less: debt payments due within one year	(50.6)	(50.6)
Long-term debt, net of debt payments due within one year	$8,432.0	$8,465.4

(1)
Total of $2,265.5 million in principal amount less unamortized loan discount in the amount of $8.6 million as of June 30, 2015. Total of $2,277.0 million in principal amount less unamortized loan discount in the amount of $9.4 million as of December 31, 2014.

(2)
Total of $1,990.0 million in principal amount less unamortized loan discount in the amount of $18.2 million as of June 30, 2015. Total of $2,000.0 million in principal amount less unamortized loan discount in the amount of $19.7 million as of December 31, 2014.

(3)
Total of $350.0 million in principal amount less unamortized loan discount in the amount of $2.0 million as of June 30, 2015. Total of $350.0 million in principal amount less unamortized loan discount in the amount of $2.2 million as of December 31, 2014.

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
The term B-1 loans incurred in 2013 under the Credit Agreement are scheduled to mature on October 18, 2020, the term B-2 loans incurred in 2014 under the Credit Agreement are scheduled to mature on October 1, 2021 and the revolving credit facility under the Credit Agreement is scheduled to mature on October 18, 2018. All of the debt incurred under the Credit Agreement is subject to accelerated maturity depending on our liquidity at the time our 2018 Notes, 2020 Notes and 2021 Notes become due.
For additional information regarding our senior secured credit facilities, see Note 15 (Long-Term and Other Debt) in our 2014 Annual Report on Form 10-K.
2021 Notes
In May 2015, SGI completed an exchange offer in which all of the unregistered 2021 Notes were exchanged for a like amount of 2021 Notes that have been registered under the Securities Act.
Unsecured Notes
In May 2015, SGI completed an exchange offer in which all of the unregistered Unsecured Notes were exchanged for a like amount of Unsecured Notes that have been registered under the Securities Act.
Capital Lease Obligations
During the six months ended June 30, 2015, we did not enter into any new capital lease arrangements and our remaining obligation at June 30, 2015 was $30.9 million.
For additional information regarding our 2018 Notes, 2020 Notes, 2021 Notes, Secured Notes, Unsecured Notes and capital lease obligations, see Note 15 (Long-Term and Other Debt) in our 2014 Annual Report on Form 10-K.
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
Interest rate swaption contract
In January 2014, we entered into a swaption contract with an aggregate notional value of $150.0 million. The swaption gives us the right, but not the obligation, to enter into a swap under which we would pay a fixed rate of 2.151% and receive interest on the notional amount based on a floating three-month LIBOR rate. We paid a premium of $0.9 million at the time we entered into the swaption and have no additional payment obligations. As the prevailing swap rate was below the swaption fixed rate, we did not exercise the swaption and it expired on April 15, 2015 with no further cash payment required from us or the counterparty.
As valuations for comparable swaptions are not publicly available, we categorized the swaption as Level 3 in the fair value hierarchy. We believe the estimated fair value for the swaption was based on the most accurate information available for these types of derivative contracts. For the three and six months ended June 30, 2015, there was no change in fair value associated with the intrinsic value of the swaption. The fair value of the swaption as of December 31, 2014 was $0.2 million, which was recorded in other current assets in our Consolidated Balance Sheets. As the interest rate swaption contract has expired, there is no value for the swaption as of June 30, 2015.
Interest rate swap contracts
In August 2013, we entered into forward starting interest rate swap contracts with an aggregate notional value of $500.0 million. In October 2013, we entered into additional forward starting interest rate swap contracts with an aggregate notional value of $200.0 million. These hedges became effective in April 2015 and will mature in January 2018. We entered into the forward starting interest rate swap contracts, which are designated as cash flow hedges of the future interest payment transactions in accordance with ASC 815, Derivatives and Hedging, in order to eliminate the variability of cash flows attributable to the LIBOR component of interest expense to be paid on our variable rate debt. Under these hedges, beginning in April 2015 we began to pay interest on the notional amount of debt at a weighted-average fixed rate of 2.151% and receive interest on the notional amount at the greater of 1% or the then prevailing three-month LIBOR rate.
These hedges are highly effective in offsetting changes in our future expected cash flows due to fluctuation in the three-month LIBOR rate associated with our variable rate debt. The effectiveness of these hedges is measured quarterly on a retrospective basis by comparing the cumulative change in the hedging instrument's fair value to the change in the hedged transaction's fair value. To the extent these hedges have no ineffectiveness, all gains and losses from these hedges are recorded in other comprehensive (loss) income until the future underlying interest payment transactions occur. Any realized gains or losses resulting from the hedges will be recognized (together with the hedged transaction) as interest expense in our Consolidated Statements of Operations and Comprehensive Loss. For the three and six months ended June 30, 2015, we recorded a gains, net of tax, of $5.6 million and $0.8 million, respectively, all of which is recorded in other comprehensive (loss) income in our Consolidated Statements of Operations and Comprehensive Loss related to these hedges. For the three and six months ended June 30, 2014, we recorded losses, net of tax, of $4.8 million and $6.4 million, respectively, all of which is recorded in other comprehensive (loss) income in our Consolidated Statements of Operations and Comprehensive Loss related to these hedges. The fair value of these hedges as of June 30, 2015 was $14.8 million with a current portion of $8.1 million recorded in other current liabilities in our Consolidated Balance Sheets and $6.7 million recorded in other long-term liabilities in our Consolidated Balance Sheets. The fair value of these hedges as of December 31, 2014 was $9.5 million, which is recorded in other long-term liabilities in our Consolidated Balance Sheets. The hedges became effective in April 2015, for the three and six months ended June 30, 2015 we recorded realized losses resulting from interest transactions of $1.7 million, which is recorded in interest expense in our Consolidated Statements of Operations and Comprehensive Loss. We categorized the interest rate swap contracts as Level 2 in the fair value hierarchy.
Other
In accordance with ASC 323, Investments - Equity Method and Joint Ventures, we record our share of a derivative instrument held by LNS. Changes in the fair value of the derivative instrument are recorded by LNS in other comprehensive income on LNS' statement of comprehensive income. During the three and six months ended June 30, 2015 and 2014, our 20% share of the change associated with this derivative instrument was not material to other comprehensive income (loss) in our

Consolidated Statements of Operations and Comprehensive Loss and equity investments in our Consolidated Balance Sheets as of June 30, 2015 and December 31, 2014.
(14) Stockholders’ Equity
The following table presents the change in the number of shares of our Class A common stock outstanding during the six months ended June 20, 2015 and during the year ended December 31, 2014:

	Six Months Ended June 30, 2015	Twelve Months Ended December 31, 2014
Shares outstanding as of beginning of period	85.1	85.2
Shares issued as part of equity-based compensation plans and the ESPP, net of RSUs surrendered	1.0	1.9
Common stock repurchases	—	(2.0)
Shares outstanding as of end of period	86.1	85.1
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
Accumulated Other Comprehensive Loss
During the three and six months ended June 30, 2015, the primary changes in accumulated other comprehensive (loss) income were related to the foreign currency translation component. The foreign exchange rates that had the largest impact on our foreign currency translation in the three and six months ended June 30, 2015 were the Euro, British Pound Sterling, Australian Dollar and Canadian Dollar. There were no tax effects related to foreign currency translation gains and losses.
(15) Stock-Based Compensation
We offer stock-based compensation in the form of stock options and RSUs. We also offered an ESPP through June 30, 2015 at which point in time the shares allocated to this plan were fully issued.
We grant stock options to employees and directors under our equity-based compensation plans with exercise prices that are not less than the fair market value of our common stock on the date of grant. The terms of the stock option and RSU awards, including the vesting schedule of such awards, are generally determined at the discretion of the compensation committee of our board of directors, subject to the terms of the applicable equity-based compensation plan. Options granted in recent years have generally become exercisable in four equal annual installments beginning on the first anniversary of the date of grant or when certain performance targets are determined to have been met and have a maximum term of ten years. RSUs typically vest in four equal annual installments beginning on the first anniversary of the date of grant or when certain performance targets are determined to have been met. We record compensation cost for all stock options and RSUs based on the grant date fair value.
On January 1, 2015, the Company granted 0.3 million performance-conditioned RSUs with a grant date fair value of $13.26 and a three-year vesting schedule to one of the Company's executives.  Of the total award, half of the RSUs have three one-year performance targets and half have a three-year cumulative performance target. For the RSUs with one-year performance targets, one-third vest each year if specified performance targets are met.  In any year in which the performance targets are not achieved, that one-third will be canceled.  For the RSUs with the three-year performance target, the RSUs only vest at the end of the three-year period if specified cumulative performance targets are met.  If the performance targets are not met on December 31, 2017, the RSUs will be canceled.  If the performance targets are met, the payment for the vested performance-conditioned awards will be made in the first half of 2018.
On April 27, 2015, the Company granted approximately 0.2 million performance-conditioned RSUs with a grant date fair value of $12.83 to certain executives, which awards are subject to three-year cliff vesting at the conclusion of the performance period, contingent upon the achievement of a specified performance target. Performance achievement is measured against the performance targets following the end of the performance period (December 31, 2017) and the RSUs will be cancelled if the threshold performance targets are not met. If the performance targets are met, the payment for vested performance-conditioned awards will be made in the first half of 2018.
When we acquired Bally in November 2014, we consolidated the Bally 2010 Long Term Incentive Plan (amended and restated in 2013) (the “Legacy Bally Plan”) with and into the Company’s 2003 Incentive Compensation Plan (the “2003 Plan”) such that the Legacy Bally Plan became a sub-plan of the 2003 Plan with respect to the Bally awards that we assumed (discussed below). In connection therewith, Bally equity awards that were not cashed out in connection with the acquisition were assumed and adjusted (using a customary exchange ratio based on the stock prices of Bally and the Company at the time of the acquisition) to become awards relating to approximately 1.4 million shares of our common stock. In addition, we assumed shares available for future awards under the Legacy Bally Plan that totaled (after adjustment using the customary exchange ratio) 3.4 million shares of our common stock (such shares, together with the shares underlying the assumed Bally equity awards, the “Legacy Bally Shares”).
On June 10, 2015, the Company held its annual meeting of stockholders. At the annual meeting, the Company’s stockholders approved an amendment and restatement of the Company’s 2003 Plan in which the Legacy Bally Shares were consolidated with the shares of Company common stock previously reserved and available for issuance under the 2003 Plan. As a result, the shares reserved and available for issuance under the 2003 Plan were combined into a single share pool, with such shares available for equity awards to any employee, non-employee director or other eligible service provider of the Company or its subsidiaries, including Bally.
    As a result of merging the Legacy Bally Plan into the 2003 Plan, as of June 30, 2015, we had approximately 4.8 million shares available for future grants of equity awards under the 2003 Plan plus available shares from a pre-existing equity-based compensation plan (excluding shares underlying outstanding awards). Any Legacy Bally Shares issued following the Bally acquisition will be subject to the share counting provisions set forth in the Legacy Bally Plan, under which each Bally Legacy Share delivered in settlement of a “full-value” award (e.g., an RSU) is counted as 1.75 shares against the reserved shares (subject to any necessary adjustments). We also have outstanding stock options and RSUs granted as part of inducement awards that were not approved by our stockholders, as permitted by applicable stock exchange rules.
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
The shares available for issuance through the ESPP were exhausted following the purchase period which ended June 30, 2015 and our Board of Directors did not recommend to stockholders that additional shares be added to the ESPP. Our ESPP allowed for a total of up to 1.0 million shares of Class A common stock to be purchased by eligible employees under offerings made each January 1 and July 1. Employees participated through payroll deductions up to a maximum of 15% of eligible compensation. The term of each offering period was six months and shares were purchased on the last day of the offering period at a 15% discount to the stock's market value.
Stock Options
A summary of the changes in stock options outstanding during the six months ended June 30, 2015 is presented below:

	Number of Options	Weighted Average Remaining Contract Term (Years)	Weighted Average Exercise Price	Aggregate Intrinsic Value
Options outstanding as of December 31, 2014	1.6	6.3	$11.61	$4.0
Granted	0.2		12.04	—
Exercised	(0.3)		9.83	0.9
Canceled	—			—
Options outstanding as of March 31, 2015	1.5	7.2	$11.78	$1.2
Granted	0.6		12.83	—
Exercised	(0.1)		9.10	0.2
Canceled	(0.1)		10.47	—
Options outstanding as of June 30, 2015	1.9	7.9	$12.24	$7.1
Options exercisable as of June 30, 2015	0.8	5.8	$11.28	$3.9

The weighted average grant date fair value of options awarded during the three months ended June 30, 2015 and March 31, 2015 was $6.43 and $6.05, respectively. For the three and six months ended June 30, 2015, we recognized stock-based compensation expense of $0.5 million and $0.9 million, respectively, related to the service period of stock options and a related tax benefit of $0.2 million and $0.3 million, respectively. For the three and six months ended June 30, 2014, we recognized stock-based compensation expense of approximately $1.0 million and $1.5 million, respectively, related to the service period of stock options and a related tax benefit of $0.4 million and $0.6 million, respectively.
As of June 30, 2015, we had unrecognized compensation expense of $6.9 million relating to stock option awards that is scheduled to be expensed over a weighted average period of approximately two years.
Restricted Stock Units
A summary of the changes in RSUs outstanding during the six months ended June 30, 2015 is presented below:

	Number of RSUs	Weighted Average Grant Date Fair Value Per RSU
Unvested units as December 31, 2014	5.0	$13.12
Granted	0.3	13.15
Vested	(0.7)	12.72
Canceled	(0.3)	15.08
Unvested units as of March 31, 2015	4.3	$13.39
Granted	2.4	12.90
Vested	(0.2)	10.53
Canceled	(0.1)	14.32
Unvested units as of June 30, 2015	6.4	$13.27
For the three and six months ended June 30, 2015, we recognized stock-based compensation expense of $6.3 million and $11.0 million, respectively, related to the service period of RSUs and a related tax benefit of $2.3 million and $4.0 million, respectively. For the three and six months ending June 30, 2014 we recognized stock-based compensation of $7.0 million and $11.6 million respectively, related to the service period of RSUs and a related tax benefit of $2.6 million and $4.3 million, respectively.
As of June 30, 2015, we had unrecognized compensation expense of $69.5 million relating to RSUs that is scheduled to be expensed over a weighted average period of approximately two years.
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
The following table sets forth the combined amount of net periodic benefit cost recognized for the three and six months ended June 30, 2015 and 2014:

	Three Months Ended June 30,		Six Months Ended June 30,
	2015	2014	2015	2014
Components of net periodic pension benefit cost:
Service cost	$0.7	$0.6	$1.4	$1.2
Interest cost	1.2	1.3	2.4	2.6
Expected return on plan assets	(1.7)	(1.7)	(3.4)	(3.3)
Amortization of actuarial gains	0.3	0.1	0.6	0.3
Curtailment	—	0.1	—	0.2
Amortization of prior service costs	(0.1)	—	(0.1)	(0.1)
Net periodic cost	$0.4	$0.4	$0.9	$0.9

We have a 401(k) plan for U.S.-based employees. Those employees who participate in our 401(k) plan are eligible to receive matching contributions. Specifically, we match 3.5% of a participant's contributions, up to the first 6% of their compensation (as defined in the plan document). In connection with the WMS acquisition, we assumed WMS' existing 401(k) plan and effective January 1, 2015 combined it with the Scientific Games 401(k) plan. In connection with the Bally acquisition, we assumed Bally's existing 401(k) plan. The plan was adopted for domestic employees of Bally Technologies, Inc. and all its domestic subsidiaries and matches 50% of any participant's contributions, up to the first 6% of their compensation (as defined in the plan document).
(17) Income Taxes
The effective income tax rates on the net loss before income taxes of 39.0% and 40.4% for the three and six months ended June 30, 2015, respectively, and (7.0)% and (12.0)% for the three and six months ended June 30, 2014, respectively, were determined using an estimated annual effective tax rate after considering any discrete items for such periods. As a result of the release of the valuation allowance on our U.S. deferred tax assets during the December 2014 quarter, the estimated annual effective tax rate for the three and six months ended June 30, 2015 included the benefit of the U.S. tax loss.
Our effective income tax rate on foreign earnings is impacted by the mix of income and the statutory tax rates in our foreign jurisdictions, which range from a low of 0% to a high of 35%. The foreign jurisdictions that had the most impact on our foreign income tax expense (benefit) in the three and six months ended June 30, 2015 included Australia, Bermuda, Canada, Ireland, India and the U.K.
(18) Litigation
The Company is involved in various legal proceedings, including those discussed below. We record an accrual for legal contingencies when it is both probable that a liability will be incurred and the amount or range of the loss can be reasonably estimated (although, as discussed below, there may be an exposure to loss in excess of the accrued liability). We evaluate our accruals for legal contingencies at least quarterly and, as appropriate, establish new accruals or adjust existing accruals to reflect (1) the facts and circumstances known to us at the time, including information regarding negotiations, settlements, rulings and other relevant events and developments, (2) the advice and analyses of counsel and (3) the assumptions and judgment of management. Legal costs associated with our legal proceedings are expensed as incurred. We had accrued liabilities of $14.1 million and $47.3 million for all of our legal matters that were contingencies as of June 30, 2015 and December 31, 2014, respectively. The decrease is primarily related to the €25.0 million payment to SNAI in February 2015, as discussed below.
Substantially all of our legal contingencies are subject to significant uncertainties and, therefore, determining the likelihood of a loss and/or the measurement of any loss involves a series of complex judgments about future events. Consequently, the ultimate outcomes of our legal contingencies could result in losses in excess of amounts we have accrued. We may be unable to estimate a range of possible losses for some matters pending against the Company or its subsidiaries, even when the amount of damages claimed against the Company or its subsidiaries is stated because, among other things: (1) the claimed amount may be exaggerated or unsupported; (2) the claim may be based on a novel legal theory or involve a large number of parties; (3) there may be uncertainty as to the likelihood of a class being certified or the ultimate size of the class; (4) there may be uncertainty as to the outcome of pending appeals or motions; (5) the matter may not have progressed sufficiently through discovery or there may be significant factual or legal issues to be resolved or developed; and/or (6) there may be uncertainty as to the enforceability of legal judgments and outcomes in certain jurisdictions. Other matters have progressed sufficiently that we are able to estimate a range of possible loss. For those legal contingencies disclosed below as to which a loss is reasonably possible, whether in excess of a related accrued liability or where there is no accrued liability, and for which we are able to estimate a range of possible loss, the current estimated range is up to approximately $13.4 million in excess of the accrued liabilities (if any) related to those legal contingencies. This aggregate range represents management’s estimate of additional possible loss in excess of the accrued liabilities (if any) with respect to these matters based on currently available information, including any damages claimed by the plaintiffs, and is subject to significant judgment and a variety of assumptions and inherent uncertainties. For example, at the time of making an estimate, management may have only preliminary, incomplete, or inaccurate information about the facts underlying a claim; its assumptions about the future rulings of the court or other tribunal on significant issues, or the behavior and incentives of adverse parties, regulators, indemnitors or co‑defendants, may prove to be wrong; and the outcomes it is attempting to predict are often not amenable to the use of statistical or other quantitative analytical tools. In addition, from time to time an outcome may occur that management had not accounted for in its estimate because it had considered that outcome to be remote. Furthermore, as noted above, the aggregate range does not include any matters for which the Company is not able to estimate a range of possible loss. Accordingly, the estimated aggregate range of possible loss does not represent our maximum loss exposure. Any such losses could have a material adverse impact on our financial condition, results of operations or cash flows. The legal proceedings underlying the estimated range will change from time to time, and actual results may vary significantly from the current estimate.

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
In June 1999, Ecosalud filed a collection proceeding against SGI to enforce the liquidation resolution and recover the claimed damages. In May 2013, the Tribunal denied SGI’s merit defenses to the collection proceeding and issued an order of payment of approximately 90 billion Colombian pesos (approximately $34.8 million based on the current exchange rate) plus default interest (potentially accrued since 1994). SGI has filed an appeal to the Council of State, which appeal has stayed the payment order.
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
In September 2013, Global Draw brought an action against IGT‑UK Group Limited and IGT in the High Court of Justice (Commercial Court) in London, England seeking relief under the indemnification and warranty provisions contained in the agreement pursuant to which Barcrest was acquired from IGT‑UK Group, including in connection with the April 2012 incident and a number of ancillary matters. In November 2013, IGT‑UK Group Limited filed a defense in which it denied Global Draw’s claims and counterclaimed based on Global Draw’s alleged breach of contract in connection with another ancillary matter. In September 2014, Global Draw’s motion for summary judgment was granted in respect of one of the ancillary matters but denied in respect of the April 2012 incident. The action against IGT was resolved in May 2015, pursuant to a settlement agreement in which neither party admitted liability. The settlement did not have a material impact on our results of operations.
In February 2015, we entered into a settlement agreement with SNAI that provides, among other things, for us to make a €25.0 million upfront payment to SNAI and to indemnify SNAI against certain potential future losses which payment was made in February 2015. In connection with the settlement, the parties’ pending claims in the Court of First Instance of Rome were dismissed on February 19, 2015. We are continuing to pursue recovery from our insurance carriers in connection with this matter; however, there can be no assurance that any amounts will ultimately be recovered.
In May 2015, Certain Underwriters at Lloyd’s London filed a complaint against the Company, Barcrest and Global Draw in the Supreme Court of the State of New York seeking a declaratory judgment that such underwriters do not owe insurance coverage for the matters that are the subject of the settlement agreement with SNAI. In May 2015, the Company filed its amended answer to the complaint and counterclaims with the court, and also filed a third-party complaint against four excess insurers. In June 2015, the plaintiffs filed a motion to dismiss the counterclaims. The excess insurers filed a similar motion to dismiss in July 2015. The Company plans to oppose both motions to dismiss. A ruling on the motions is not expected before September 2015. The insurance coverage lawsuit is in its early stages, and the Company cannot predict at this time when and how the lawsuit will be resolved.
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
The plaintiffs in the Illinois action filed a claim for attorneys' fees of $0.9 million, which we opposed. In February 2015, the plaintiffs in the Delaware action moved to intervene in the Gardner action for the purpose of participating in the motion for attorneys' fees and, in March 2015, the Illinois Court granted the motion. On August 3, 2015, the Illinois Court awarded $0.4 million in attorneys' fees to the plaintiffs.
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
                In April 2015, all parties to the Nevada Action entered into a definitive stipulation and agreement of compromise, settlement and release, providing for all claims that were or could be asserted in the Nevada Action to be dismissed with prejudice on a class-wide basis in accordance with the terms of the MOU, subject to court approval.  Subsequently, plaintiffs moved for preliminary approval of the settlement, class certification and notice to class members.  The Nevada court approved the motion for preliminary approval in June 2015. The Nevada court has scheduled a hearing on September 17, 2015 where objections, if any, to the proposed settlement will be heard.
                There can be no assurance that the Nevada court will ultimately approve the settlement. In such event, the proposed settlement will be null and void and of no force and effect. Payments made in connection with the settlement, which are subject to court approval, are not expected to be material.
Oregon State Lottery Matter
On December 31, 2014, a representative of a purported class of persons alleged to have been financially harmed by relying on the "auto hold" feature of various manufacturers' video lottery terminals played in Oregon, filed suit in the Circuit Court of Multnomah County, Oregon, against the Oregon State Lottery and various manufacturers, including WMS Gaming Inc. The suit alleges that the auto hold feature of video poker games is perceived by players as providing the best possible playing strategy that will maximize the odds of the player winning, when such auto hold feature does not maximize the players' odds of winning. The plaintiffs are seeking in excess of $134.0 million in monetary damages. WMS Gaming Inc. and the other defendants filed motions to dismiss in February 2015.
In April 2015, the court granted the Oregon State Lottery’s motion to dismiss, stating the plaintiff had not satisfied the Oregon Tort Claims Act. As a result of the dismissal, the court indicated that all claims against WMS Gaming Inc. are moot. In June 2015, plaintiffs filed an appeal on the matter. We intend to vigorously defend against the claims asserted in the lawsuit.
Shuffle Tech Matter
In April 2015, Shuffle Tech International, LLC, Aces Up Gaming, Inc. and Poydras-Talrick Holdings LLC brought a civil action in the United States District Court for the Northern District of Illinois against the Company, Bally Technologies, Inc. and Bally Gaming, Inc., alleging monopolization of the market for card shufflers in violation of federal antitrust laws, fraudulent procurement of patents on card shufflers, unfair competition and deceptive trade practices.  Specifically, the plaintiffs claim that the defendants utilized certain shuffler patents in a predatory manner to create and maintain a monopoly in the relevant shuffler market.  The plaintiffs seek damages, including not less than $100.0 million in compensatory damages, and injunctive and declaratory relief.   The Company believes that the lawsuit is without merit and plans to vigorously defend itself.  In June 2015, the defendants filed a motion to dismiss.

(19) Supplemental Disclosure of Cash Flow Information
Additional cash flow information is presented below:

	Six Months Ended June 30,
	2015	2014
Interest paid	$294.6	$64.2
Income tax refunds, net of payments	$(4.1)	$(5.3)
Six months ended June 30, 2015
During the six months ended June 30, 2015, we recorded approximately $12.5 million of non-cash other assets and related long-term liabilities related to license agreements with minimum guaranteed obligations entered into during the period.
There were no other significant non-cash investing or financing activities for the six months ended June 30, 2015.
Six months ended June 30, 2014
On March 31, 2014, we entered into a new leasing arrangement with ITL for the lease of gaming machines in connection with a long-term services contract with a customer. As of June 30, 2014, we recorded a non-cash capital lease asset and minimum lease liability of $42.8 million.
During the six months ended June 30, 2014 we recorded approximately $115 million of non-cash other assets and related long-term liabilities related to license agreements with minimum royalty guarantees entered into during the period.
There were no other significant non-cash investing or financing activities for the six months ended June 30, 2014.
(20) Financial Information for Guarantor Subsidiaries and Non-Guarantor Subsidiaries
We conduct substantially all of our business through our U.S. and foreign subsidiaries. SGI’s obligations under the Credit Agreement, the 2021 Notes and the 2020 Notes are fully and unconditionally and jointly and severally guaranteed by Scientific Games Corporation (the “Parent Company”) and substantially all of our 100%-owned U.S. subsidiaries other than SGI (the “Guarantor Subsidiaries”). Our 2018 Notes, which were issued by the Parent Company, are fully and unconditionally and jointly and severally guaranteed by our 100%-owned U.S. subsidiaries, including SGI. The guarantees of our 2018 Notes, 2020 Notes and 2021 Notes will terminate under following customary circumstances: (1) the sale or disposition of the capital stock of the guarantor (including by consolidation or merger of the guarantor into another person); (2) the liquidation or dissolution of the guarantor; (3) the defeasance or satisfaction and discharge of the notes; (4) the release of the guarantor from any guarantees of indebtedness of the Parent Company and SGI (or, in the case of the 2018 Notes, the release of the guarantor from any guarantees of indebtedness of the Parent Company); and (5) in the case of the 2020 Notes and 2021 Notes, the proper designation of the guarantor as an unrestricted subsidiary pursuant to the indenture governing the 2020 and 2021 Notes, respectively.
Presented below is condensed consolidated financial information for (1) the Parent Company, (2) SGI, (3) the Guarantor Subsidiaries and (4) our 100%-owned foreign subsidiaries and our non-100%-owned U.S. and foreign subsidiaries (collectively, the “Non-Guarantor Subsidiaries”) as of June 30, 2015 and December 31, 2014 and for the three and six months ended June 30, 2015 and 2014. The condensed consolidating financial information has been presented to show the nature of assets held by, and the results of operations and cash flows of, the Parent Company, SGI, the Guarantor Subsidiaries and the Non-Guarantor Subsidiaries assuming the guarantee structures of the Credit Agreement, the 2018 Notes, the 2020 Notes and the 2021 Notes were in effect at the beginning of the periods presented.
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
Subsequent to the filing of the December 31, 2014 Form 10-K, the Company identified certain corrections necessary for the disclosure of condensed consolidating financial information. The below presentation of the condensed consolidating financial information reflects the following items which are corrections from the prior-year presentation: (1) the Guarantor Subsidiaries inclusion of their investment in the Non-Guarantor Subsidiaries in the accompanying Supplemental Condensed Consolidating Balance Sheet; (2) the pushdown of goodwill created in the Bally acquisition from the Guarantor Subsidiaries to the Non-Guarantor Subsidiaries in the accompanying Supplemental Condensed Consolidating Balance Sheet; (3) the recognition by the Guarantor Subsidiaries of equity in losses of Non-Guarantor Subsidiaries in the accompanying Supplemental Condensed Consolidating Statement of Operations and Comprehensive Loss; (4) the inclusion in the Eliminating Entries in the accompanying Supplemental Condensed Consolidating Financial Statements of all intercompany transactions between the Guarantor Subsidiaries and the Non-Guarantor Subsidiaries and (5) the inclusion in the Eliminating Entries in the accompanying Supplemental Condensed Consolidating Financial Statements of all intercompany transactions between Parent and SGI.
The impact of these corrections increased the Guarantor Subsidiaries’ total assets and stockholders’ equity each by $546.0 million, as well as increased the Non-Guarantor Subsidiaries’ total assets and stockholders’ equity each by $466.3 million all as compared to amounts previously disclosed as of December 31, 2014. The corrections also decreased the net loss of the Guarantor Subsidiaries for the three and six months June 30, 2014 by $0.1 million and $0.6 million, respectively, and decreased the net income of the Non-Guarantor Subsidiaries by $3.5 million and $7.6 million, respectively, for the three and six months ended June 30, 2014. The corrections had no impact on the condensed consolidating statement of cash flows for the six months ended June 30, 2014. The offsetting impact of these adjustments is reflected in the eliminating entries column as these corrections had no impact on our consolidated balance sheet, results of operations or cash flows for the prior periods presented. We believe the effects of the corrections are immaterial to our prior year condensed consolidating financial statements.

SCIENTIFIC GAMES CORPORATION AND SUBSIDIARIES
SUPPLEMENTAL CONDENSED CONSOLIDATING BALANCE SHEET
As of June 30, 2015

	Parent Company	SGI	Guarantor Subsidiaries	Non-Guarantor Subsidiaries	Eliminating Entries	Consolidated
Assets
Cash and cash equivalents	$41.9	$1.4	$15.8	$70.0	$—	$129.1
Restricted cash	—	—	26.6	0.1	—	26.7
Accounts receivable, net	—	61.6	214.0	209.6	—	485.2
Notes receivable, net	—	—	113.5	56.3	—	169.8
Inventories	—	32.6	115.4	119.5	(17.1)	250.4
Other current assets	20.7	20.4	185.3	60.8	—	287.2
Property and equipment, net	1.1	114.5	561.3	234.3	(9.0)	902.2
Investment in subsidiaries	4,357.9	869.0	946.5	—	(6,173.4)	—
Goodwill	—	253.6	2,772.9	1,022.2	—	4,048.7
Intangible assets, net	153.4	41.4	1,656.1	257.8	—	2,108.7
Intercompany balances	—	6,512.5	—	—	(6,512.5)	—
Software, net	17.4	30.9	425.7	65.1	—	539.1
Other assets	4.7	233.7	73.3	227.7	—	539.4
Total assets	$4,597.1	$8,171.6	$7,106.4	$2,323.4	$(12,712.0)	$9,486.5
Liabilities and stockholders’ (deficit) equity
Debt payments due within one year	$—	$43.0	$—	$7.6	$—	$50.6
Other current liabilities	66.2	124.7	221.3	144.4	—	556.6
Long-term debt, excluding current installments	250.0	8,158.7	—	23.3	—	8,432.0
Other long-term liabilities	133.0	59.8	458.9	55.7	—	707.4
Intercompany balances	4,408.0	—	1,821.0	283.5	(6,512.5)	—
Stockholders’ (deficit) equity	(260.1)	(214.6)	4,605.2	1,808.9	(6,199.5)	(260.1)
Total liabilities and stockholders’ (deficit) equity	$4,597.1	$8,171.6	$7,106.4	$2,323.4	$(12,712.0)	$9,486.5

SCIENTIFIC GAMES CORPORATION AND SUBSIDIARIES
SUPPLEMENTAL CONDENSED CONSOLIDATING BALANCE SHEET
As of December 31, 2014

	Parent Company	SGI	Guarantor Subsidiaries	Non-Guarantor Subsidiaries	Eliminating Entries	Consolidated
Assets
Cash and cash equivalents	$37.9	$0.1	$28.8	$105.0	$—	$171.8
Restricted cash	—	—	27.1	0.1	—	27.2
Accounts receivable, net	—	61.8	212.9	193.7	—	468.4
Notes receivable, net	—	—	136.6	52.1	—	188.7
Inventories	—	35.2	133.8	124.4	(27.8)	265.6
Other current assets	65.4	20.2	114.7	56.0	—	256.3
Property and equipment, net	0.5	119.5	660.4	241.7	(9.3)	1,012.8
Investment in subsidiaries	4,730.7	953.4	975.2	—	(6,659.3)	—
Goodwill	—	253.6	2,781.6	1,073.1	—	4,108.3
Intangible assets, net	162.0	42.2	1,761.8	285.6	—	2,251.6
Intercompany balances	—	6,580.0	—	—	(6,580.0)	—
Software, net	15.6	32.9	467.3	76.9	—	592.7
Other assets	2.8	255.4	96.8	296.8	—	651.8
Total assets	$5,014.9	$8,354.3	$7,397.0	$2,505.4	$(13,276.4)	$9,995.2
Liabilities and stockholders’ equity
Debt payments due within one year	$—	$43.0	$—	$7.6	$—	$50.6
Other current liabilities	68.9	119.8	247.2	173.8	—	609.7
Long-term debt, excluding current installments	250.0	8,187.7	—	27.7	—	8,465.4
Other long-term liabilities	136.2	74.0	593.7	61.7	—	865.6
Intercompany balances	4,555.9	(0.1)	1,637.9	386.3	(6,580.0)	—
Stockholders’ equity	3.9	(70.1)	4,918.2	1,848.3	(6,696.4)	3.9
Total liabilities and stockholders’ equity	$5,014.9	$8,354.3	$7,397.0	$2,505.4	$(13,276.4)	$9,995.2

SCIENTIFIC GAMES CORPORATION AND SUBSIDIARIES
SUPPLEMENTAL CONDENSED CONSOLIDATING STATEMENT OF
OPERATIONS AND COMPREHENSIVE LOSS
Three Months Ended June 30, 2015

	Parent Company	SGI	Guarantor Subsidiaries	Non-Guarantor Subsidiaries	Eliminating Entries	Consolidated
Revenue	$—	$106.4	$430.6	$261.5	$(107.0)	$691.5
Cost of services, cost of product sales and cost of instant games (1)	—	79.0	139.5	163.8	(107.0)	275.3
Selling, general and administrative	16.7	18.4	70.8	35.0	—	140.9
Research and development	—	1.4	39.3	7.3	—	48.0
Employee termination and restructuring	1.4	0.7	2.4	0.7	—	5.2
Depreciation and amortization	8.1	9.8	170.8	33.5	—	222.2
Operating (loss) income	(26.2)	(2.9)	7.8	21.2	—	(0.1)
Interest expense	(5.3)	(83.1)	(77.9)	(0.1)	—	(166.4)
Other (expense) income, net	6.2	18.3	(29.0)	3.5	—	(1.0)
Net (loss) income before equity in income of subsidiaries and income taxes	(25.3)	(67.7)	(99.1)	24.6	—	(167.5)
Equity in (loss) income of subsidiaries	(143.0)	22.7	9.5	—	110.8	—
Income tax benefit (expense)	66.1	(0.1)	2.9	(3.6)	—	65.3
Net (loss) income	$(102.2)	$(45.1)	$(86.7)	$21.0	$110.8	$(102.2)

Other comprehensive (loss) income	23.1	3.3	(25.4)	42.4	(20.3)	23.1
Comprehensive (loss) income	$(79.1)	$(41.8)	$(112.1)	$63.4	$90.5	$(79.1)

(1) Exclusive of depreciation and amortization.

SCIENTIFIC GAMES CORPORATION AND SUBSIDIARIES
SUPPLEMENTAL CONDENSED CONSOLIDATING STATEMENT OF
OPERATIONS AND COMPREHENSIVE LOSS
Three Months Ended June 30, 2014

	Parent Company	SGI	Guarantor Subsidiaries	Non-Guarantor Subsidiaries	Eliminating Entries	Consolidated
Revenue	$—	$109.8	$227.6	$140.2	$(60.7)	$416.9
Cost of services, cost of product sales and cost of instant games (1)	—	80.8	95.7	76.6	(60.7)	192.4
Selling, general and administrative	17.0	17.5	41.8	18.9	—	95.2
Research and development	—	0.6	20.1	4.1	—	24.8
Employee termination and restructuring	2.0	—	2.5	0.4	—	4.9
Depreciation and amortization	1.8	10.1	61.7	22.4	—	96.0
Operating income (loss)	(20.8)	0.8	5.8	17.8	—	3.6
Interest expense	3.1	(4.4)	(47.7)	(0.3)	—	(49.3)
Other (expense) income, net	(17.3)	(18.8)	1.5	12.7	(0.1)	(22.0)
Net (loss) income before equity in income of subsidiaries and income taxes	(35.0)	(22.4)	(40.4)	30.2	(0.1)	(67.7)
Equity in (loss) income of subsidiaries	(32.8)	20.6	(3.6)	—	15.8	—
Income tax expense	(4.6)	(0.1)	—	—	—	(4.7)
Net (loss) income	$(72.4)	$(1.9)	$(44.0)	$30.2	$15.7	$(72.4)

Other comprehensive (loss) income	4.2	(4.9)	—	9.7	(4.8)	4.2
Comprehensive (loss) income	$(68.2)	$(6.8)	$(44.0)	$39.9	$10.9	$(68.2)

(1) Exclusive of depreciation and amortization.

SCIENTIFIC GAMES CORPORATION AND SUBSIDIARIES
SUPPLEMENTAL CONDENSED CONSOLIDATING STATEMENT OF
OPERATIONS AND COMPREHENSIVE LOSS
Six Months Ended June 30, 2015

	Parent Company	SGI	Guarantor Subsidiaries	Non-Guarantor Subsidiaries	Eliminating Entries	Consolidated
Revenue	$—	$217.6	$862.9	$470.3	$(200.6)	$1,350.2
Cost of instant games, cost of services and cost of product sales (1)	—	160.3	284.8	286.2	(200.6)	530.7
Selling, general and administrative	31.6	34.6	145.1	75.5	—	286.8
Research and development	—	2.8	77.1	15.0	—	94.9
Employee termination and restructuring	3.2	0.9	6.9	2.4	—	13.4
Depreciation and amortization	16.0	19.6	299.6	71.2	—	406.4
Operating (loss) income	(50.8)	(0.6)	49.4	20.0	—	18.0
Interest expense	(3.9)	(119.3)	(207.3)	(0.2)	—	(330.7)
Other (expense) income, net	18.0	35.9	(68.8)	11.4	—	(3.5)
Net (loss) income before equity in income of subsidiaries and income taxes	(36.7)	(84.0)	(226.7)	31.2	—	(316.2)
Equity in (loss) income of subsidiaries	(281.3)	29.3	3.3	—	248.7	—
Income tax benefit (expense)	129.4	(0.1)	2.9	(4.6)	—	127.6
Net (loss) income	$(188.6)	$(54.8)	$(220.5)	$26.6	$248.7	$(188.6)

Other comprehensive income (loss)	(87.1)	(9.8)	(8.5)	(77.2)	95.5	(87.1)
Comprehensive (loss) income	$(275.7)	$(64.6)	$(229.0)	$(50.6)	$344.2	$(275.7)

(1) Exclusive of depreciation and amortization.

SCIENTIFIC GAMES CORPORATION AND SUBSIDIARIES
SUPPLEMENTAL CONDENSED CONSOLIDATING STATEMENT OF
OPERATIONS AND COMPREHENSIVE LOSS
Six Months Ended June 30, 2014

	Parent Company	SGI	Guarantor Subsidiaries	Non-Guarantor Subsidiaries	Eliminating Entries	Consolidated
Revenue	$—	$210.2	$433.8	$278.7	$(117.7)	$805.0
Cost of instant games, cost of services and cost of product sales (1)	—	155.9	179.4	157.6	(117.7)	375.2
Selling, general and administrative	32.1	34.1	82.1	38.7	—	187.0
Research and development	—	1.1	41.6	8.0	—	50.7
Employee termination and restructuring	2.0	0.2	4.1	4.2	—	10.5
Depreciation and amortization	5.5	20.3	119.8	44.5	—	190.1
Operating (loss) income	(39.6)	(1.4)	6.8	25.7	—	(8.5)
Interest expense	(2.3)	(46.5)	(47.9)	(0.5)	—	(97.2)
Other (expense) income, net	(32.6)	(3.2)	(0.7)	37.4	—	0.9
Net (loss) income before equity in income of subsidiaries and income taxes	(74.5)	(51.1)	(41.8)	62.6	—	(104.8)
Equity in (loss) income of subsidiaries	(32.9)	35.1	(7.0)	—	4.8	—
Income tax expense	(10.0)	(0.1)	—	(2.5)	—	(12.6)
Net (loss) income	$(117.4)	$(16.1)	$(48.8)	$60.1	$4.8	$(117.4)

Other comprehensive income (loss)	3.7	3.0	(0.3)	10.1	(12.8)	3.7
Comprehensive (loss) income	$(113.7)	$(13.1)	$(49.1)	$70.2	$(8.0)	$(113.7)

(1) Exclusive of depreciation and amortization.

SCIENTIFIC GAMES CORPORATION AND SUBSIDIARIES
SUPPLEMENTAL CONDENSED CONSOLIDATING STATEMENT OF CASH FLOWS
Six Months Ended June 30, 2015

	Parent Company	SGI	Guarantor Subsidiaries	Non-Guarantor Subsidiaries	Eliminating Entries	Consolidated
Net cash provided by (used in) operating activities	$(33.1)	$(69.4)	$127.7	$89.2	$—	$114.4
Cash flows from investing activities:						—
Capital expenditures	(8.6)	(12.4)	(95.6)	(26.2)	—	(142.8)
Distributions of capital on equity investments	—	0.8	—	34.4	—	35.2
Other	—	—	4.0	5.5	—	9.5
Intercompany balances	—	114.2	—	—	(114.2)	—
Net cash provided by (used in) investing activities	(8.6)	102.6	(91.6)	13.7	(114.2)	(98.1)
Cash flows from financing activities:
Net proceeds/payments on long-term debt	—	(31.5)	—	(4.7)	—	(36.2)
Payments on license obligations	(13.5)	—	(5.2)	—	—	(18.7)
Net issuance (redemptions) of common stock under stock-based compensation plans	0.9	—	(29.6)	(116.0)	145.6	0.9
Contingent earnout payments	—	—	(0.5)	—	—	(0.5)
Other, principally intercompany balances	58.2	—	(12.0)	(14.8)	(31.4)	—
Net cash provided by (used in) financing activities	45.6	(31.5)	(47.3)	(135.5)	114.2	(54.5)
Effect of exchange rate changes on cash	0.1	(0.4)	(1.8)	(2.4)	—	(4.5)
(Decrease) increase in cash and cash equivalents	4.0	1.3	(13.0)	(35.0)	—	(42.7)
Cash and cash equivalents, beginning of period	37.9	0.1	28.8	105.0	—	171.8
Cash and cash equivalents, end of period	$41.9	$1.4	$15.8	$70.0	$—	$129.1

SCIENTIFIC GAMES CORPORATION AND SUBSIDIARIES
SUPPLEMENTAL CONDENSED CONSOLIDATING STATEMENT OF CASH FLOWS
Six Months Ended June 30, 2014

	Parent Company	SGI	Guarantor Subsidiaries	Non-Guarantor Subsidiaries	Eliminating Entries	Consolidated
Net cash provided by (used in) operating activities	$(54.6)	$8.8	$62.7	$90.2	$—	$107.1
Cash flows from investing activities:
Capital expenditures	(6.0)	(16.1)	(67.6)	(25.0)	—	(114.7)
Equity method investments	—	—	—	(40.6)	—	(40.6)
Distributions of capital on equity investments	—	1.1	—	31.8	—	32.9
Proceeds on sale of equity interest	—	—	—	44.9	—	44.9
Other	—	22.0	(1.3)	5.9	(27.7)	(1.1)
Intercompany balances	—	20.9	(16.2)	—	(4.7)	—
Net cash provided by (used in) investing activities	(6.0)	27.9	(85.1)	17.0	(32.4)	(78.6)
Cash flows from financing activities:
Net payments on long-term debt	—	(13.8)	—	(3.0)	—	(16.8)
Payments of financing fees	—	(22.8)	—	—	—	(22.8)
Common stock repurchases	(29.5)	—	—	—	—	(29.5)
Contingent earnout payments	—	—	—	(3.2)	—	(3.2)
Net issuance (redemptions) of common stock under stock-based compensation plans	(19.2)	—	—	(27.7)	27.7	(19.2)
Other, principally intercompany balances	69.6	—	—	(74.3)	4.7	—
Net cash provided by (used in) financing activities	20.9	(36.6)	—	(108.2)	32.4	(91.5)
Effect of exchange rate changes on cash	—	—	(0.7)	(0.8)	—	(1.5)
(Decrease) increase in cash and cash equivalents	(39.7)	0.1	(23.1)	(1.8)	—	(64.5)
Cash and cash equivalents, beginning of period	56.0	—	24.4	73.3	—	153.7
Cash and cash equivalents, end of period	$16.3	$0.1	$1.3	$71.5	$—	$89.2

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
Impact of Bally Acquisition
On November 21, 2014, we acquired Bally for $5.1 billion (including the refinancing of approximately $1.9 billion of existing Bally indebtedness), creating one of the largest diversified global gaming suppliers. For additional information regarding the Bally acquisition, please see Note 3 (Acquisitions) in this Quarterly Report on Form 10-Q.
Our consolidated results of operations for the three and six months ended June 30, 2015 were significantly impacted by the inclusion of the results of operations of Bally in our Gaming and Interactive segment results of operations and by higher interest expense associated with the additional indebtedness incurred to finance the Bally acquisition. Results for the three and six months ended June 30, 2014 do not include results of operations for Bally. We remain focused on successfully integrating Bally, completing the integration of WMS and achieving anticipated cost savings by implementing our plans to streamline our operations and cost structure. We are also focused on positioning the Company for profitable growth by leveraging our core strengths and capabilities to enhance our portfolio of products and services and to expand market penetration worldwide. We anticipate our future results of operations will benefit from these efforts, although we expect these benefits to be offset to some extent by certain one-time incremental operating costs and capital expenditures in 2015 and 2016 related to our contemplated integration activities. We also expect to incur additional costs during 2015 to position ourselves to capitalize on longer-term revenue synergy opportunities.
Segments
We report our operations in three business segments—Gaming, Lottery and Interactive—representing our different products and services. In connection with the Bally acquisition in the fourth quarter of 2014, we reviewed our operating and business segments in light of certain changes in the financial information regularly reviewed by our chief executive officer and other factors. Based on this review, we combined our previous lottery-related Instant Products and Lottery Systems business segments into one "Lottery" segment. We also determined that the interactive operating segment should be disclosed as a separate business segment and not aggregated with the gaming operating segment, reflecting the growth of the interactive operating segment. These changes, which were effective prior to December 31, 2014, had no impact on our consolidated financial statements for any periods. Business segment information for the three and six months ended June 30, 2014 has been adjusted to reflect this change. See "Business Segment Results" below and Note 2 (Business Segments) in this Quarterly Report on Form 10-Q for additional business segment information.
Foreign Exchange
Our results are impacted by changes in foreign currency exchange rates from the translation of foreign functional currencies into U.S. dollars and the re-measurement of foreign currency transactions. The impact of foreign currency exchange rate fluctuations represents the difference between current rates and prior-period rates applied to current activity. We derived approximately 40% and 49% of our revenue from sales to customers outside of the U.S. for the years ended December 31, 2014 and 2013, respectively. We have exposure to foreign currency volatility, particularly the British Pound Sterling and the Euro, which represented $58.9 million, or 8.5%, and $21.2 million, or 3.1%, respectively, of our revenue for the three months ended June 30, 2015 and $116.9 million, or 8.7%, and $39.7 million, or 2.9%, respectively, of our revenue for the six months ended June 30, 2015. We also have foreign currency exposure related to certain of our equity investments. Our earnings from our Euro-denominated equity investment in LNS were $3.4 million and $4.9 million for the three months ended June 30, 2015 and 2014, respectively and $6.7 million and $10.6 million for the six months ended June 30, 2015 and 2014, respectively. See "Quantitative and Qualitative Disclosures About Market Risk" in Item 7A of our 2014 Annual Report on Form 10-K for further information regarding our foreign currency exchange exposures.

Three Months Ended June 30, 2015 Compared to Three Months Ended June 30, 2014
CONSOLIDATED RESULTS

			Variance for the
(in millions)	Three Months Ended June 30,		Three Months Ended June 30,
	2015	2014	2015 vs. 2014
Revenue:
Services	$337.9	$179.3	$158.6	88.5%
Product sales	218.1	102.2	115.9	113.4%
Instant games	135.5	135.4	0.1	0.0%
Total revenue	691.5	416.9	274.6	65.9%
Operating expenses:
Cost of services (1)	98.6	64.6	34.0	52.6%
Cost of product sales (1)	107.9	54.9	53.0	96.5%
Cost of instant games (1)	68.8	72.9	(4.1)	(5.6)%
Selling, general and administrative	140.9	95.2	45.7	48.0%
Research and development	48.0	24.8	23.2	93.5%
Employee termination and restructuring	5.2	4.9	0.3	6.1%
Depreciation and amortization	222.2	96.0	126.2	131.5%
Operating (loss) income	(0.1)	3.6	(3.7)	n/m
Other (expense) income:
Interest expense	(166.4)	(49.3)	(117.1)	(237.5)%
Earnings from equity investments	3.3	0.7	2.6	371.4%
Loss on early extinguishment of debt	—	(25.9)	25.9	100.0%
Other (expense) income, net	(4.3)	3.2	(7.5)	n/m
Net loss before income taxes	(167.5)	(67.7)	(99.8)	(147.4)%
Income tax benefit (expense)	65.3	(4.7)	70.0	n/m
Net loss	$(102.2)	$(72.4)	$(29.8)	(41.2)%

n/m - "not meaningful"
(1) Exclusive of depreciation and amortization.

Three Months Ended June 30, 2015 Compared to Three Months Ended June 30, 2014

Revenue
Consolidated revenue increased in each of our categories: services, product sales and instant games. The inclusion of Bally revenue increased our consolidated revenue by $318.9 million. Excluding Bally, consolidated revenue decreased by $44.3 million consisting of a $37.5 million decrease from our Gaming segment and $17.6 million decrease from our Lottery segment, partially offset by $10.8 million increase in our Interactive segment. The change in consolidated revenue is inclusive of $11.8 million of unfavorable impacts of foreign currency translation.
Services revenue, which includes our participation-based and other services revenue from our Gaming and Interactive segments and our U.S.-based lottery systems business, increased $158.6 million, primarily reflecting the inclusion of $152.3 million of Bally services revenue. The $115.9 million increase in product sales revenue reflected $166.6 million of Bally product sales revenue, a $38.1 million decline in our legacy gaming product sales revenue excluding Bally and a $12.6 million decline in product sales revenue from our lottery systems business. Instant games revenue was essentially flat for the second quarter reflecting higher revenue of $0.9 million from our U.S. and international participation contracts driven by higher retail sales, slightly higher revenue of $0.1 million from our price-per-unit contracts and lower revenue of $0.9 million from our game licensing and player loyalty business and unfavorable impacts of foreign currency translation.

Cost of Revenue
Consolidated cost of revenue increased primarily as a result of higher revenue. Cost of services increased 52.6% compared to an increase in services revenue of 88.5%, reflecting a more profitable revenue mix primarily attributable to Bally services revenue. Cost of product sales increased 96.5% compared to an increase in product sales revenue of 113.4%, primarily reflecting the inclusion of Bally product sales revenue. Cost of instant games decreased 5.6% compared to essentially flat instant games revenue primarily due to a more profitable mix of revenues.
SG&A
SG&A of $140.9 million increased by $45.7 million, primarily attributable to Bally partially offset by lower compensation expense in our legacy gaming businesses and Lottery segment.
R&D
R&D of $48.0 million increased by $23.2 million, primarily attributable to Bally.
Employee Termination and Restructuring

Employee termination and restructuring costs remained essentially flat when compared to the prior-year period as costs under our Bally integration-related restructuring plan in the three months ended June 30, 2015 were similar to the WMS integration-related costs in the prior-year period. No new restructuring plans were initiated during the three months ended June 30, 2015. For additional information regarding these charges, see Note 4 (Restructuring Plans) in this Quarterly Report on Form 10-Q.

D&A
D&A of $222.2 million increased by $126.2 million, primarily attributable to Bally, including incremental D&A related to the write up to fair value of assets acquired in the acquisition. Excluding the increase attributable to Bally, D&A reflected an impairment charge of $25.0 million to reduce the historical book value of one indefinite lived trade name asset to its fair value, an increase of $6.8 million for corporate license costs, an increase of $4.9 million for the impairment of the Reno facility and $5.2 million for the impairment of participation assets in the legacy gaming businesses, partially offset by a decrease in D&A in our Lottery segment.

Other Income and Expense

Interest expense of $166.4 million increased by $117.1 million compared to the prior-year period due to the additional indebtedness incurred to finance the Bally acquisition. This increase from the Bally acquisition was slightly offset by a reduction in interest expense as a result of the refinancing of the 2019 Notes with the 2021 Notes in June 2014. For additional information regarding our indebtedness, see Note 12 (Long-term and Other Debt) in this Quarterly Report on Form 10-Q.

Earnings from Equity Investments

The increase in earnings from equity investments of $2.6 million was primarily due to a $6.0 million reduction in charges recorded for our portion of the Northstar Illinois shortfall payment for the lottery’s 2015 fiscal year compared to the lottery's 2014 fiscal year. This increase was partially offset by lower earnings from our equity investments, primarily LNS and CSG. For additional information regarding our equity investments, see Note 11 (Equity Investments) in this Quarterly Report on Form 10-Q.

Income Tax Expense

The effective income tax rates on the net loss before income taxes of 39.0% and (7.0)% for the three months ended June 30, 2015 and 2014, respectively, were determined using an estimated annual effective tax rate after considering any discrete items for such periods. As a result of the release of the valuation allowance on our U.S. deferred tax assets during the December 2014 quarter, the estimated annual effective tax rate for the three months ended June 30, 2015 included the benefit of the U.S. tax loss.

Our effective income tax rate on foreign earnings is impacted by the mix of income and the statutory tax rates in our foreign jurisdictions, which range from a low of 0% to a high of 35%. The foreign jurisdictions that had the most impact on our foreign income tax expense (benefit) in the three months ended June 30, 2015 included Australia, Bermuda, Canada, Ireland, India and the U.K.

BUSINESS SEGMENTS RESULTS
GAMING
Our Gaming business segment designs, develops, manufactures, markets and distributes a comprehensive portfolio of gaming products and services. Our portfolio of products includes new and used gaming machines, VLTs, networked and casino-management systems, table game products and services, electronic table games, conversion kits and spare parts to commercial casinos, Native American casinos, wide-area gaming operators, such as LBOs, arcade and bingo operators in the U.K. and continental Europe, and gaming operators affiliated with governments, such as lotteries and gaming regulators. Our equity investments in RCN and ITL are part of our Gaming business segment.
We generate Gaming revenue from services and product sales. Our services revenue includes revenue earned from participation games, other gaming machine leases and services, networked and casino-management systems and table product leasing and licensing. Our product sales include the sale of gaming machines, table products and casino-management technology solutions and systems, as well as the sale of VLTs, conversion kits (including game, hardware or operating system conversions), spare parts and game content.
Current Year Update
Our Gaming revenue increased during the three and six months ended June 30, 2015 compared to the prior-year period, primarily due to the inclusion of revenue from Bally as our legacy gaming revenues declined. We believe that challenging market conditions in the gaming industry adversely impacted our Gaming results for the three and six months ended June 30, 2015 and could continue to negatively impact our results of operations. These challenges included: (1) lower demand in the Illinois VLT market than in the prior year as that market matures and fewer new locations were licensed by the gaming regulator, (2) fewer new casino openings and expansions than in the prior-year period and casino closures in the prior year, resulting in lower demand for new gaming machines; (3) a competitive market resulting in pricing pressures which negatively impacted our revenues from shipments of new gaming machines; (4) continuing government actions in Argentina, which limited our ability and our customer's ability to import our products for sale in Argentina; (5) continued industry challenges and a maturing market in Mexico, including fewer gaming operators, resulting in a decline in shipments of gaming machines to customers in Mexico; and (6) political and economic conditions in Greece, resulting in a delay in the deployment of our VLTs.
The U.K. government recently adopted a new RGD for remote gaming operators and implemented an increase to the MGD for certain gaming machines supplied to LBOs. These tax changes had a negative impact on revenue from the LBO operators for all contracts where we receive a revenue share based on the operator’s income net of tax. The U.K. government enacted restrictions on high stakes play in April 2015 and has also announced its intention to impose additional restrictions on betting shops and is considering additional regulations with respect to land-based and interactive gaming activities, any of which could negatively impact our U.K. land-based and interactive gaming businesses. We cannot predict the extent to which any of the foregoing could negatively affect our customers or our U.K. gaming business.
In July 2015, two of the largest betting shop operators in the U.K., Ladbrokes plc and Gala Coral Group Limited, announced that they intend to merge.  As these two operators are our largest customers of our U.K. gaming business, a merger could negatively impact our business, however at this time we cannot predict the extent to which we would be impacted.
In March 2015, we signed a contract to provide OPAP S.A. ("OPAP") with 5,000 VLTs pursuant to OPAP's ten-year license to operate a network of 16,500 VLTs across Greece.  While deployment was expected to begin in the second quarter of 2015 and conclude by the end of 2015, political and economic issues in Greece have delayed the launch of the VLTs.
In May 2015, we signed a contract to provide Penn National Gaming, Inc. ("Penn National") with more than 400 new gaming machines at its Plainridge Park Casino. The casino opened during the second quarter of 2015.
In June 2015, we signed a contract to provide the Oregon Lottery with at least 2,000 VLTs. We expect to begin deployment of the VLTs during the fourth quarter of 2015.
In June 2015, we signed a contract to place 3,000 self-service sports betting terminals in Ladbrokes plc shops in the UK and Ireland and to provide service for two and a half years. We expect to begin deployment of the terminals during the third quarter of 2015 and complete the deployment by the end of 2015.

Results of Operations and Key Performance Indicators for Gaming

			Variance for the
(in millions)	Three Months Ended June 30,		Three Months Ended June 30,
	2015	2014	2015 vs. 2014
Revenue:
Services	$240.4	$96.1	$144.3	150.2%
Product sales	209.3	80.8	128.5	159.0%
Total revenue	449.7	176.9	272.8	154.2%
Operating expenses:
Cost of services (1)	53.1	23.3	29.8	127.9%
Cost of product sales (1)	100.9	38.3	62.6	163.4%
Selling, general and administrative	71.2	32.4	38.8	119.8%
Research and development	41.1	21.1	20.0	94.8%
Employee termination and restructuring	2.7	1.5	1.2	80.0%
Depreciation and amortization	181.5	63.9	117.6	184.0%
Operating loss	$(0.8)	$(3.6)	$2.8	77.8%

Earnings from equity investments	$1.8	$2.3	$(0.5)	(21.7)%
n/m - "not meaningful"
(1) Exclusive of depreciation and amortization.

			Variance for the
	Three Months Ended June 30,		Three Months Ended June 30,
	2015	2014	2015 vs 2014
Key Performance Indicators:
WAP, premium and daily fee participation units (1):
WAP participation units	5,302	3,707	1,595	43.0%
Premium and daily-fee participation units	17,554	4,661	12,893	276.6%
Installed base at period end	22,856	8,368	14,488	173.1%
Average installed base	22,820	8,295	14,525	175.1%
Average daily revenue per unit	$56.77	$75.45	$(18.68)	(24.8)%

Other participation and leased units (2):
Installed base at period end	45,232	27,075	18,157	67.1%
Average installed base	45,302	27,906	17,396	62.3%
Average daily revenue per unit	$15.46	$12.38	$3.08	24.9%

Gaming machine sales:
U.S. and Canadian new unit shipments	4,001	2,553	1,448	56.7%
International new unit shipments	2,804	1,550	1,254	80.9%
Total new unit shipments	6,805	4,103	2,702	65.9%
Average sales price per new unit	$16,458	$14,568	$1,890	13.0%

Table products:
Shufflers sold	663	—	663	n/m
Average sales price per unit	$15,773	$—	$15,773	n/m

Table products installed base at period end:
Shufflers leased	9,677	—	9,677	n/m
Proprietary table games	3,255	—	3,255	n/m
Table games progressive units, table side bets and add-ons	6,263	—	6,263	n/m
n/m - "not meaningful"

(1)
WAP (wide-area progressive), premium and daily-fee participation products comprise participation gaming machines (WAP, LAP (local-area progressives) and standalone units) generally without fixed-term lease periods. Certain units included as standalone premium units in the prior-year period are now included in "Other leased and participation products" and totaled 364 units in the three months ended June 30, 2014.

(2)
Other leased and participation products comprise server-based gaming machines, video lottery terminals, centrally determined gaming machines, electronic table seats ("ETS"), Class II and other leased units. Certain units included as standalone premium units in the prior-year period are now included in "Other leased and participation products" and totaled 364 units in the three months ended June 30, 2014.

Three Months Ended June 30, 2015 Compared to Three Months Ended June 30, 2014
Revenue
The $144.3 million increase in Gaming services revenue included $143.7 million of Bally service revenue. Services revenue from our legacy gaming businesses was up slightly, primarily due to improved revenue per day partially offset by unfavorable foreign currency translation of $2.7 million and the impact of the increase in the RGD in the U.K. Our installed base of WAP, premium and daily-fee participation units increased by 14,488 units to 22,856 units as of June 30, 2015, reflecting the inclusion of 15,128 units from Bally, partially offset by a 640 unit decline in legacy gaming units. The average daily revenue for WAP, premium and daily-fee participation units declined by $18.68 primarily due to the inclusion of Bally units which had an average daily revenue of $42.96 during the three months ended June 30, 2015. The decline was partially offset by an 11% increase to $83.77 in average daily revenue from legacy gaming units relative to the prior-year period despite challenging gaming industry conditions, reflecting the positive performance of new games. Our installed base of other participation and leased units rose 18,157 units to 45,232 units, reflecting the addition of 17,661 other participation and leased units within the Bally footprint and a 496 unit increase in the installed base of our legacy gaming businesses. Average daily revenue for our other leased and participation units increased 25% to $15.46 compared to the prior-year period, primarily due to the addition of Bally units.
The $128.5 million increase in product sales revenue reflected the inclusion of $166.6 million of Bally product sales revenue, partially offset by a $38.1 million decline in the legacy gaming businesses' product sales revenue, which can fluctuate due to customer demand. The growth in new unit sales reflected the inclusion of 4,811 new unit sales by Bally and a decrease of 2,109 new unit sales from the legacy gaming businesses due to lower customer demand and disruptions related to consolidation of our gaming sales and manufacturing operations.
Operating Loss
Operating loss of $0.8 million decreased by $2.8 million, primarily reflecting the inclusion of Bally and the impact of the implementation of our integration cost savings initiatives. The decrease in operating loss was partially offset by lower product sale revenue from our legacy gaming business, which can fluctuate due to customer demand, an impairment charge of $25.0 million to reduce the historical book value of one indefinite lived trade name asset to its fair value, an impairment of $5.2 million related to gaming equipment assets for certain product lines that were discontinued and a $4.9 million impairment of our Reno facility that we are in the process of selling as well as an impairment of $7.1 million of inventory related to the discontinuance of certain product lines.
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
Our instant games business generates revenue from the manufacture and sale of instant games, as well as the provision of value-added services such as game design, sales and marketing support, specialty games and promotions, inventory management, warehousing, fulfillment services, as well as full instant game category management. In addition, we provide licensed games, promotional entertainment and internet-based marketing services to the lottery industry. These revenues are presented as instant games revenue in our Consolidated Statements of Operations and Comprehensive Loss.
Our equity investments in LNS, Northstar Illinois, Northstar New Jersey, CSG, Hellenic Lotteries and GLB are included in the Lottery segment.
Current Year Update
In October 2014, MONOPOLY MILLIONAIRES’ CLUBTM ("MMC") was launched by lotteries in 23 states through the Multi-State Lottery Association ("MUSL"). MMC was created by the Company and was the first $5 multi-state draw game in the United States.  The Company is also producing a weekly one-hour MMC-themed television game show, which began airing in late March 2015.  In December 2014, participating lotteries suspended sales of the MMC draw game tickets due to lower than expected retail sales. The Company and individual states have negotiated the terms of a MMC instant game which also includes a second chance for players to participate in the MMC-themed television game show. Tickets for the MMC instant game went on sale in certain states starting in March 2015 and were rolled out to all participating states by the end of the second quarter of 2015.
In March 2015, we signed a five-year contract with the Atlantic Lottery Corporation, an existing customer, to provide a lottery gaming system and an internet-based iLottery gaming system. The contract includes extension opportunities for up to 15 years.
In June 2015, we signed a three-year contract with Norsk Tipping, the National Lottery of Norway, an existing customer, to provide instant games and related marketing services.
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
SGI, Northstar Illinois and Gtech are in discussions with the State of Illinois in an active attempt to resolve this dispute. In June 2015, the parties executed a term sheet setting forth the principal terms of a potential settlement that contemplates entering into a new termination agreement. We anticipate that the new termination agreement will be entered into during the third quarter of 2015.  To effect the terms of the term sheet, during the three months ended June 30, 2015, we recorded a charge of $2.0 million, representing our 20% share of the $10.0 million net income shortfall payment for the lottery's 2015 fiscal year, in earnings from equity investments in our Consolidated Statements of Operations and Comprehensive Loss and recorded an adjustment to reduce revenue by $1.3 million in our Consolidated Statements of Operations and Comprehensive Loss.
We are the exclusive instant game validation network provider to the CSL under an agreement that expires in January 2016 and is not expected to be renewed or extended. We have seen a decline in our instant lottery game validation revenue and the instant game printing revenue of CSG, our printing joint venture in China, as CSL's retail sales of instant games have declined, which we believe is due in part to competition from other wagering products. We are currently seeking opportunities to continue providing our value-added services to the CSL, as well as additional business development opportunities to maintain our revenue and profit relating to our China lottery business following the expiration of the our current CSL agreement. To the extent we are not able to do so, our operating results relating to our China lottery business will be adversely affected.
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
Based on third-party data, retail sales of U.S. lottery customers' draw games decreased 4% and 3% for the three and six months ended June 30, 2015 compared to the prior-year periods. Retail sales of instant games in Italy decreased 4% and 6% for the three and six months ended June 30, 2015 compared to the prior-year periods. Our U.S. customers' total instant games retail sales increased 8% and 7% for the three and six months ended June 30, 2015 compared to the prior-year periods, driven by strong performance in those states where we provide instant game product management services.

Results of Operations and Key Performance Indicators for Lottery

			Variance for the
(in millions)	Three Months Ended June 30,		Three Months Ended June 30,
	2015	2014	2015 vs. 2014
Revenue:
Services	$45.9	$51.0	$(5.1)	(10.0)%
Product sales	8.8	21.4	(12.6)	(58.9)%
Instant games	135.5	135.4	0.1	0.0%
Total revenue	190.2	207.8	(17.6)	(8.5)%
Operating expenses:
Cost of services (1)	27.5	29.6	(2.1)	(7.1)%
Cost of product sales (1)	7.0	16.6	(9.6)	(57.8)%
Cost of instant games (1)	68.8	72.9	(4.1)	(5.6)%
Selling, general and administrative	16.4	19.6	(3.2)	(16.3)%
Research and development	1.5	0.7	0.8	114.3%
Employee termination and restructuring	—	0.8	(0.8)	(100.0)%
Depreciation and amortization	20.0	23.4	(3.4)	(14.5)%
Operating income	$49.0	$44.2	$4.8	10.9%

Earnings (loss) from equity investments	$1.5	$(1.6)	$3.1	n/m

Key Performance Indicators:
Instant games by revenue type:
Participation contracts	$70.4	$69.5	$0.9	1.3%
Price-per-unit contracts	52.0	51.9	0.1	0.2%
Licensing and player loyalty contracts	13.1	14.0	(0.9)	(6.4)%
Total instant games revenue	$135.5	$135.4	$0.1	0.0%

Retail sales of instant games of U.S. instant game customers	$10,625	$9,880	$745	7.5%

Retail sales of U.S. lottery system customers (2)	$2,042	$2,133	$(91)	(4.3)%

Italy retail sales of instant games (in Euros)	€2,217	€2,315	€(98)	(4.2)%

(1)	Exclusive of depreciation and amortization.

(2)	U.S. lottery systems customers' retail sales primarily include retail sales of draw games, keno and instant games validated by the relevant system.

Three Months Ended June 30, 2015 Compared to Three Months Ended June 30, 2014

Revenue
Services revenue declined $5.1 million due to a lottery systems contract loss in Colorado in the fourth quarter of 2014 and lower international service revenue reflecting the end of one of our contracts in China and lower revenue from our German sports betting business. This decline was partially offset by an increase in POWERBALL® multi-state draw games revenue associated with the launch of POWERBALL® in Puerto Rico in 2014 and increased revenue from MEGA MILLIONS® multi-state draw games due to a higher jackpot compared to the prior-year period. Services revenue also includes an unfavorable foreign currency translation impact of $1.7 million.
The $12.6 million decrease in product sales revenue, which can fluctuate due to its non-recurring nature, primarily reflected lower international sales of hardware and software of $10.0 million and lower U.S. sales of hardware of $2.6 million. Product sales revenue is inclusive of an unfavorable foreign currency translation impact of $3.1 million.
Instant games revenue was essentially flat for the second quarter reflecting higher revenue of $0.9 million from our U.S. and international participation contracts driven by higher retail sales, slightly higher revenue of $0.1 million from our price-per-unit contracts and lower revenue of $0.9 million from our game licensing and player loyalty business. These changes are inclusive of an unfavorable foreign currency translation impact of $4.0 million.
Operating Income
Operating income increased $4.8 million, primarily due to a more profitable mix of instant games revenue and lower D&A, SG&A and employee termination and restructuring costs, partially offset by higher R&D expenses.
Earnings from equity investments
The increase in earnings from equity investments of $3.1 million was primarily due to a $6.0 million reduction in charges recorded for our portion of the Northstar Illinois shortfall payment for the lottery’s 2015 fiscal year compared to the lottery's 2014 fiscal year. The increase was partially offset by lower earnings from our equity investments, primarily from LNS and CSG. The decrease in earnings from LNS was driven by lower retail sales in Italy.
INTERACTIVE
Within our Interactive segment, we generate revenue from the provision of interactive gaming products and services for social gaming, RMG and SG Universe, the Company’s interactive product suite for land-based casinos, available via desktop and mobile devices. This revenue is included in services revenue in our Consolidated Statements of Operations and Comprehensive Loss.
In our social gaming business, we generate revenue from the sale of virtual coins or chips, which players can use to play (i.e., spin in the case of slot games, bet in the case of poker) our WMS and Bally branded slot games, Dragonplay branded slot and poker games or third-party branded slot games. In our RMG business, we provide game content to real-money online casino operators, primarily in Europe. We host the play of our game content on our centrally-located servers (often referred to as remote game servers) that are integrated with the online casino operators’ websites. We typically earn a percentage of the operator’s net gaming revenue generated by the games we host.
Our SG Universe service features multiple platforms, including Mobile Concierge, Play4Fun and VenueBet, which empower land-based casinos to increase engagement with their players at home, on-the-go, and during each visit to the casino floor.  The Mobile Concierge platform provides casinos with the ability to customize marketing to players both on and off the casino’s properties. It also provides players access to their loyalty reward credits and the ability to make reservations at casino properties. The Play4Fun network provides players with the ability to play free versions of electronic slot and table games from their favorite casinos on their smartphones, increasing the brand recognition of those casinos with players. The VenueBet platform allows players to play their favorite casino games both on and off the casino floor while on the casino property.
Current Year Update
Late in the first quarter of 2015, we launched Quick Hit Slots, bringing premium Bally branded slots content to the social gaming space for the first time.  We also expanded our social gaming presence with the launch of Hot Shot Casino, the first social site containing Bally, WMS and Barcrest content, during the second quarter of 2015.
Throughout 2014 and the first half of 2015, we expanded our interactive RMG business by entering into several new game content agreements with online casino operators. In the first half of 2015, we launched our RMG products on seven new customer sites and commenced operations in Spain and Denmark.
In May 2015, we signed a contract to launch a suite of social gaming products at four Penn National properties. Deployment began in the second quarter of 2015 and is expected to conclude in the third quarter of 2015.
During the second quarter of 2015, we signed fourteen new contracts under our SG Universe product suite, for a total of 48 contracts in that space. In addition, we launched fourteen new customers on our Play4Fun platform.

Results of Operations and Key Performance Indicators for Interactive

			Variance for the
(in millions)	Three Months Ended June 30,		Three Months Ended June 30,
	2015	2014	2015 vs. 2014
Revenue:
Services	$51.6	$32.2	$19.4	60.2%
Total revenue	51.6	32.2	19.4	60.2%
Operating expenses:
Cost of services (1)	18.0	11.7	6.3	53.8%
Selling, general and administrative	15.2	12.2	3.0	24.6%
Research and development	5.4	3.0	2.4	80.0%
Employee termination and restructuring	0.3	0.7	(0.4)	(57.1)%
Depreciation and amortization	5.4	2.8	2.6	92.9%
Operating income	$7.3	$1.8	$5.5	305.6%

Key Performance Indicators:
Social gaming:
Average MAU (2)	7.3	5.2	2.1	40.4%
Average DAU (3)	2.2	1.4	0.8	57.1%
ARPDAU (4)	$0.21	$0.22	$(0.01)	(4.5)%
n/m - "not meaningful"

(1)	Exclusive of depreciation and amortization.

(2)	MAU = Monthly Active Users, a count of unique visitors to our sites during a month.

(3)	DAU = Daily Active Users, a count of unique visitors to our sites during a day.

(4)	ARPDAU = Average revenue per DAU is calculated by dividing revenue for a period by the DAU for the period by the number of days for the period.

Three Months Ended June 30, 2015 Compared to Three Months Ended June 30, 2014

Revenue
The $19.4 million increase in Interactive services revenue reflects an increase in the legacy Interactive business of $10.7 million and revenue from Bally of $8.6 million. The revenue increase is primarily due to an increase in MAU and DAU which reflects growth in player acquisition and retention, combined with the addition of the Bally social products. In addition, revenue from RMG increased by $3.2 million due to the addition of new customers during the three months ended June 30, 2015 as compared to the prior-year period. These increases were partially offset by a reduction in ARPDAU, also due to the addition of Bally which has a lower ARPDAU as compared to the legacy Interactive business.
Operating Income
Operating income of $7.3 million increased by $5.5 million, reflecting the inclusion of Bally. The increase is due to higher revenue and lower restructuring.

Six Months Ended June 30, 2015 Compared to Six Months Ended June 30, 2014
CONSOLIDATED RESULTS

			Variance for the
(in millions)	Six Months Ended June 30,		Six Months Ended June 30,
	2015	2014	2015 vs. 2014
Revenue:
Services	$668.3	$356.1	$312.2	87.7%
Product sales	417.5	187.3	230.2	122.9%
Instant games	264.4	261.6	2.8	1.1%
Total revenue	1,350.2	805.0	545.2	67.7%
Operating expenses:
Cost of services (1)	189.1	131.1	58.0	44.2%
Cost of product sales (1)	205.8	101.3	104.5	103.2%
Cost of instant games (1)	135.8	142.8	(7.0)	(4.9)%
Selling, general and administrative	286.8	187.0	99.8	53.4%
Research and development	94.9	50.7	44.2	87.2%
Employee termination and restructuring	13.4	10.5	2.9	27.6%
Depreciation and amortization	406.4	190.1	216.3	113.8%
Operating income (loss)	18.0	(8.5)	26.5	n/m
Other (expense) income:
Interest expense	(330.7)	(97.2)	(233.5)	(240.2)%
Earnings from equity investments	6.4	6.2	0.2	3.2%
Loss on early extinguishment of debt	—	(25.9)	25.9	100.0%
Gain on sale of equity investment	—	14.5	(14.5)	(100.0)%
Other (expense) income, net	(9.9)	6.1	(16.0)	n/m
Net loss before income taxes	(316.2)	(104.8)	(211.4)	(201.7)%
Income tax benefit (expense)	127.6	(12.6)	140.2	n/m
Net loss	$(188.6)	$(117.4)	$(71.2)	(60.6)%

n/m - "not meaningful"
(1) Exclusive of depreciation and amortization.

Six Months Ended June 30, 2015 Compared to Six Months Ended June 30, 2014

Revenue
Consolidated revenue increased in each of our categories: services, product sales and instant games. The inclusion of Bally revenue increased our consolidated revenue by $612.6 million. Excluding Bally, consolidated revenue decreased by $67.4 million consisting of $61.7 million from our Gaming segment and $25.5 million from our Lottery segment, partially offset by $19.8 million growth in our Interactive segment. The change in consolidated revenue is inclusive of $7.6 million of unfavorable impacts of foreign currency translation.
Services revenue, which includes our participation-based and other services revenue from our Gaming and Interactive segments and our U.S.-based lottery systems business, increased $312.2 million, primarily reflecting the inclusion of $301.8 million of Bally services revenue and growth in our legacy services businesses. The $230.2 million increase in product sales revenue reflected $310.8 million of Bally product sales revenue, a $61.9 million decline in gaming product sales revenue excluding Bally and an $18.7 million decline in product sales revenue from our lottery systems business. Instant games revenue increased $2.8 million reflecting higher revenue of $5.4 million from our U.S. and international participation contracts driven by higher retail sales, lower revenue of $1.5 million from our price-per-unit contracts and lower revenue of $1.1 million from our game licensing and player loyalty business.

Cost of Revenue
Consolidated cost of revenue increased primarily as a result of higher revenue. Cost of services increased 44.2% compared to an increase in services revenue of 87.7%, reflecting a more profitable revenue mix primarily attributable to Bally services revenue. Cost of product sales increased 103.2% compared to an increase in product sales revenue of 122.9%, primarily reflecting the inclusion of Bally product sales revenue and a less profitable revenue mix. Cost of instant games decreased 4.9% compared to the increase in instant games revenue of 1.1% reflecting more profitable mix of revenue.
SG&A
SG&A of $286.8 million increased $99.8 million, primarily attributable to Bally, partially offset by lower compensation expense in our legacy gaming and other business segments.
R&D
R&D of $94.9 million increased $44.2 million, primarily attributable to Bally and an increase of $1.8 million from our Lottery segment.
Employee Termination and Restructuring

Employee termination and restructuring costs increased $2.9 million, primarily related to higher employee termination costs under our Bally integration-related restructuring plan in the six months ended June 30, 2015 compared to the WMS integration-related costs in the prior-year period. No new restructuring plans were initiated during the six months ended June 30, 2015. For additional information regarding these charges, see Note 4 (Restructuring Plans) in this Quarterly Report on Form 10-Q.

D&A
D&A of $406.4 million increased $216.3 million, primarily attributable to Bally, including incremental D&A related to the write up to fair value of assets acquired in the acquisition. Excluding the increase attributable to Bally, D&A reflected an impairment charge of $25.0 million to reduce the historical book value of one indefinite lived trade name asset to its fair value, an increase of $13.4 million for corporate license costs and an increase of $4.9 million for the impairment of the Reno facility and $5.2 million for the impairment of participation assets in the legacy gaming businesses, partially offset by decreases in D&A in the Lottery segment.

Other Income and Expense

Interest expense of $330.7 million increased $233.5 million due to the additional indebtedness incurred to finance the Bally acquisition. This increase from the Bally acquisition was slightly offset by a reduction in interest expense as a result of the refinancing of the 2019 Notes with the 2021 Notes in June 2014. For additional information regarding our indebtedness, see Note 12 (Long-term and Other Debt) in this Quarterly Report on Form 10-Q.

The increase in earnings from equity investments of $0.2 million was primarily due to a $6.0 million decrease in charges recorded for our portion of the Northstar Illinois shortfall payment for the lottery’s 2015 fiscal year compared to the lottery's 2014 fiscal year. This increase was partially offset by lower earnings from our equity investments, primarily from LNS, CSG and GLB, see Note 11 (Equity Investments) in this Quarterly Report on Form 10-Q.

Income Tax Expense

The effective income tax rates on the net loss before income taxes of 40.4% and (12.0)% for the six months ended June 30, 2015 and 2014, respectively, were determined using an estimated annual effective tax rate after considering any discrete items for such periods. As a result of the release of the valuation allowance on our U.S. deferred tax assets during the December 2014 quarter, the estimated annual effective tax rate for the six months ended June 30, 2015 included the benefit of the U.S. tax loss.

Our effective income tax rate on foreign earnings is impacted by the mix of income and the statutory tax rates in our foreign jurisdictions, which range from a low of 0% to a high of 35%. The foreign jurisdictions that had the most impact on our foreign income tax expense (benefit) in the six months ended June 30, 2015 included Australia, Bermuda, Canada, Ireland, India and the U.K.

Results of Operations and Key Performance Indicators for Gaming

			Variance for the
(in millions)	Six Months Ended June 30,		Six Months Ended June 30,
	2015	2014	2015 vs. 2014
Revenue:
Services	$478.3	$192.0	$286.3	149.1%
Product sales	397.2	148.3	248.9	167.8%
Total revenue	875.5	340.3	535.2	157.3%
Operating expenses:
Cost of services (1)	98.6	48.5	50.1	103.3%
Cost of product sales (1)	188.7	71.0	117.7	165.8%
Selling, general and administrative	145.4	64.1	81.3	126.8%
Research and development	80.9	43.4	37.5	86.4%
Employee termination and restructuring	6.9	3.3	3.6	109.1%
Depreciation and amortization	324.8	124.5	200.3	160.9%
Operating income (loss)	$30.2	$(14.5)	$44.7	n/m

Earnings from equity investments	$1.7	$2.0	$(0.3)	(15.0)%
n/m - "not meaningful"
(1) Exclusive of depreciation and amortization.

			Variance for the
	Six Months Ended June 30,		Six Months Ended June 30,
	2015	2014	2015 vs. 2014
Key Performance Indicators:
WAP, premium and daily fee participation units (1):
WAP participation units	5,302	3,707	1,595	43.0%
Premium and daily-fee participation units	17,554	4,661	12,893	276.6%
Installed base at period end	22,856	8,368	14,488	173.1%
Average installed base	23,009	8,532	14,477	169.7%
Average daily revenue per unit	$55.99	$75.45	$(19.46)	(25.8)%

Other participation and leased units (2):
Installed base at period end	45,232	27,075	18,157	67.1%
Average installed base	45,603	28,634	16,969	59.3%
Average daily revenue per unit	$15.88	$11.99	$3.89	32.4%

Gaming machine sales:
U.S. and Canadian new unit shipments	8,381	4,589	3,792	82.6%
International new unit shipments	5,156	3,028	2,128	70.3%
Total new unit shipments	13,537	7,617	5,920	77.7%
Average sales price per new unit	$16,226	$14,402	$1,824	12.7%

Table products:
Shufflers sold	956	—	956	n/m
Average sales price per unit	$16,382	$—	$16,382	n/m

Table products installed base at period end:
Shufflers leased	9,677	—	9,677	n/m
Proprietary table games	3,255	—	3,255	n/m
Table games progressive units, table side bets and add-ons	6,263	—	6,263	n/m
n/m - "not meaningful"

(1)
WAP (wide-area progressive), premium and daily-fee participation products comprise participation gaming machines (WAP, LAP (local-area progressives) and standalone units) generally without fixed-term lease periods. Certain units included as standalone premium units in the prior-year period are now included in "Other leased and participation products" and totaled 364 units in the six months ended June 30, 2014.

(2)
Other leased and participation products comprise server-based gaming machines, video lottery terminals, centrally determined gaming machines, electronic table seats ("ETS"), Class II and other leased units. Certain units included as standalone premium units in the prior-year period are now included in "Other leased and participation products" and totaled 364 units in the six months ended June 30, 2014.

Six Months Ended June 30, 2015 Compared to Six Months Ended June 30, 2014
Revenue
The $286.3 million increase in Gaming services revenue included $286.1 million of Bally service revenue. Services revenue from our legacy gaming businesses customers was up slightly, inclusive of an unfavorable foreign currency translation of $5.0 million and the impact of the increase in the RGD in the U.K. Our installed base of WAP, premium and daily-fee participation units increased 14,488 units to 22,856 units as of June 30, 2015, reflecting the inclusion of 15,128 units from Bally, partially offset by a 640 unit decline of legacy gaming units. The average daily revenue for WAP, premium and daily-fee participation unit declined by $19.46 primarily due to the inclusion of Bally units which had an average daily revenue of $42.91 during the six months ended June 30, 2015. The decline was partially offset by a 10% increase to $81.24 in average daily revenue from legacy gaming units relative to the prior-year period, reflecting the positive performance of new games. Our average installed base of other participation and leased units rose 16,969 units to 45,603 units, reflecting the addition of 17,946 other participation and leased units within the Bally footprint offset by a decline of 977 units in the installed base of our legacy gaming businesses. Average daily revenue per our other leased and participation units increased 32% compared to the prior-year period, primarily due to the addition of the Bally units.
The $248.9 million increase in product sales revenue reflected the inclusion of $310.8 million of Bally product sales revenue, partially offset by a $61.9 million decline in product sales revenue from our legacy gaming businesses, which can fluctuate due to customer demand. The growth in new unit sales reflected the inclusion of 9,599 new unit sales by Bally and a decline of 3,679 new unit sales from the legacy gaming businesses due to lower customer demand and disruptions related to consolidation of our gaming sales and manufacturing operations.
Operating (Loss) Income
Operating income of $30.2 million, primarily reflecting the inclusion of Bally, the impact of the implementation of our integration cost savings initiatives and a more profitable mix of business. These increases in operating income were partially offset by lower product sale revenue from our legacy gaming business, which can fluctuate due to customer demand, an impairment charge of $25.0 million to reduce the historical book value of one indefinite lived trade name asset to its fair value, an impairment of $5.2 million related to gaming equipment assets for certain product lines that were discontinued and a $4.9 million impairment of our Reno facility that we are in the process of selling as well as an impairment of $7.1 million of inventory related to the discontinuance of certain product lines.
Results of Operations and Key Performance Indicators for Lottery

			Variance for the
(in millions)	Six Months Ended June 30,		Six Months Ended June 30,
	2015	2014	2015 vs. 2014
Revenue:
Services	$91.5	$101.1	$(9.6)	(9.5)%
Product sales	20.3	39.0	(18.7)	(47.9)%
Instant games	264.4	261.6	2.8	1.1%
Total revenue	376.2	401.7	(25.5)	(6.3)%
Operating expenses:
Cost of services (1)	55.9	60.0	(4.1)	(6.8)%
Cost of product sales (1)	17.1	30.3	(13.2)	(43.6)%
Cost of instant games (1)	135.8	142.8	(7.0)	(4.9)%
Selling, general and administrative	33.5	38.2	(4.7)	(12.3)%
Research and development	3.1	1.3	1.8	138.5%
Employee termination and restructuring	0.2	1.2	(1.0)	(83.3)%
Depreciation and amortization	41.3	45.9	(4.6)	(10.0)%
Operating income	$89.3	$82.0	$7.3	8.9%

Earnings from equity investments	$4.7	$4.2	$0.5	11.9%

Key Performance Indicators:
Instant games by revenue type:
Participation contracts	$142.2	$136.8	$5.4	3.9%
Price-per-unit contracts	94.8	96.3	(1.5)	(1.6)%
Licensing and player loyalty contracts	27.4	28.5	(1.1)	(3.9)%
Total instant games revenue	$264.4	$261.6	$2.8	1.1%

Retail sales of instant games of U.S. instant game customers	$21,098	$19,700	$1,398	7.1%

Retail sales of U.S. lottery system customers (2)	$4,115	$4,245	$(130)	(3.1)%

Italy retail sales of instant games (in Euros)	€4,519	€4,791	€(272)	(5.7)%

(1)	Exclusive of depreciation and amortization.

(2)	U.S. lottery systems customers' retail sales primarily include retail sales of draw games, keno and instant games validated by the relevant system.

Six Months Ended June 30, 2015 Compared to Six Months Ended June 30, 2014

Revenue
Services revenue declined $9.6 million due to a lottery systems contract loss in Colorado in the fourth quarter of 2014, lower international service revenue reflecting the end of one of our contracts in China, lower retail sales of CSL and lower revenue from our German sports betting business. This decline in service revenue was partially offset by an increase in revenue associated with a higher POWERBALL® jackpot compared to the prior-year period and the launch of POWERBALL® in Puerto Rico in 2014. Services revenue includes an unfavorable foreign currency translation impact of $3.1 million.
The $18.7 million decrease in product sales revenue, which can fluctuate due to its non-recurring nature, primarily reflected lower international sales of hardware and software of $15.7 million and lower U.S. sales of $3.0 million. Product sales revenue is inclusive of an unfavorable foreign currency translation impact of $4.7 million.
The $2.8 million increase in instant games revenue reflected higher revenue of $5.4 million from our U.S. and international participation contracts driven by higher retail sales, partially offset by lower revenue of $1.5 million from our price-per-unit contracts and lower revenue of $1.1 million from our game licensing and player loyalty business. These changes are inclusive of an unfavorable foreign currency translation impact of $6.7 million.
Operating Income
Operating income increased $7.3 million, primarily due to a more profitable mix of instant games revenue, lower D&A, SG&A and employee termination and restructuring, partially offset by higher R&D expenses.
Earnings from equity investments
The increase in earnings from equity investments of $0.5 million was primarily due to a reduction of $6.0 million in the charges recorded for our portion of the Northstar Illinois shortfall payment for the lottery’s 2015 fiscal year compared to the lottery's 2014 fiscal year. The increase was partially offset by lower earnings from our equity investments, primarily from LNS, CSG and GLB.

Results of Operations and Key Performance Indicators for Interactive

			Variance for the
(in millions)	Six Months Ended June 30,		Six Months Ended June 30,
	2015	2014	2015 vs. 2014
Revenue:
Services	$98.5	$63.0	$35.5	56.3%
Total revenue	98.5	63.0	35.5	56.3%
Operating expenses:
Cost of services (1)	34.6	22.6	12.0	53.1%
Selling, general and administrative	30.3	26.4	3.9	14.8%
Research and development	10.9	6.0	4.9	81.7%
Employee termination and restructuring	1.0	4.1	(3.1)	(75.6)%
Depreciation and amortization	10.5	5.9	4.6	78.0%
Operating (loss) income	$11.2	$(2.0)	$13.2	n/m

Key Performance Indicators:
Social gaming:
Average MAU (2)	7.5	5.1	2.4	47.1%
Average DAU (3)	2.2	1.3	0.9	69.2%
ARPDAU (4)	$0.20	$0.22	$(0.02)	(9.1)%
n/m - "not meaningful"

(1)	Exclusive of depreciation and amortization.

(2)	MAU = Monthly Active Users, a count of unique visitors to our sites during a month.

(3)	DAU = Daily Active Users, a count of unique visitors to our sites during a day.

(4)	ARPDAU = Average revenue per DAU is calculated by dividing revenue for a period by the DAU for the period by the number of days for the period.

Six Months Ended June 30, 2015 Compared to Six Months Ended June 30, 2014

Revenue
The $35.5 million increase in Interactive services revenue reflects an increase in the legacy Interactive business of $19.8 million and revenue from Bally of $15.7 million. The revenue increase is primarily due to an increase in MAU and DAU reflecting growth in player acquisition and retention and the addition of the Bally social products. In addition, revenue from RMG increased by $4.8 million due to the addition of new customers during the six months ended June 30, 2015 as compared to the prior-year period. These increases were partially offset by a reduction in ARPDAU, due to the addition of Bally social products which have a lower ARPDAU as compared to our legacy Interactive business.
Operating Income
Operating income of $11.2 million increased by $13.2 million, reflecting the inclusion of Bally. The increase is due to higher revenue and lower restructuring.
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

LIQUIDITY, CAPITAL RESOURCES AND WORKING CAPITAL
Sources of Liquidity
As of June 30, 2015, our principal sources of liquidity, other than cash flows provided by operating activities, were cash and cash equivalents and amounts available under our revolving credit facility discussed below under "Credit Agreement and Other Debt."
As of June 30, 2015, we had $129.1 million of cash and cash equivalents and $373.1 million of availability under our revolving credit facility, compared to $171.8 million of cash and cash equivalents and availability of $341.6 million under our revolving credit facility as of December 31, 2014. As of June 30, 2015, there were $175.0 million of borrowings outstanding under our revolving credit facility and $44.5 million in outstanding letters of credit, which reduces our capacity to borrow under our revolving credit facility. The amount of our available cash and cash equivalents fluctuates principally based on borrowings or repayments under our credit facilities, investments, acquisitions and changes in our working capital position. The borrowing capacity under our revolving credit facility will depend on the amount of outstanding borrowings and letters of credit issued and will also depend on us remaining in compliance with the covenants under our Credit Agreement, including the maintenance of applicable financial ratios. We were in compliance with the covenants under our Credit Agreement as of June 30, 2015.
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
Total cash held by our foreign subsidiaries was $69.9 million as of June 30, 2015. To the extent that a portion of our foreign cash was required to meet liquidity needs in the U.S. (which we do not currently anticipate), we might incur a tax liability to repatriate it, the timing and amount of which would depend on a variety of factors. A significant amount of the cash held by our foreign subsidiaries as of June 30, 2015 could be transferred to the U.S. as intercompany loan repayments or tax-free basis reductions.
Our lottery contracts are periodically subject to renewal or re-bid and there can be no assurance that we will be successful in sustaining our cash flow from operations if our contracts are not renewed or replaced or are renewed on less favorable terms, or if we are unable to enter into new contracts. In addition, lottery customers in the U.S. generally require service providers to provide performance bonds in connection with the relevant contract. As of June 30, 2015, our outstanding performance bonds totaled $213.1 million. Our ability to obtain performance bonds on commercially reasonable terms is subject to our financial condition and prevailing market conditions, which may be impacted by economic and political events. Although we have not experienced difficulty in obtaining such bonds to date, there can be no assurance that we will continue to be able to obtain performance bonds on commercially reasonable terms or at all. If we need to refinance all or part of our indebtedness at or before maturity, there can be no assurance that we will be able to obtain new financing or to refinance any of our indebtedness on commercially reasonable terms or at all.
Cash Flow Summary

			Variance for the
	Six Months Ended June 30,		Six Months Ended June 30,
	2015	2014	2015 vs. 2014
Net cash provided by operating activities	$114.4	$107.1	$7.3
Net cash used in investing activities	(98.1)	(78.6)	$(19.5)
Net cash used in financing activities	(54.5)	(91.5)	$37.0
Effect of exchange rates on cash and cash equivalents	(4.5)	(1.5)	$(3.0)
(Decrease) increase in cash and cash equivalents	$(42.7)	$(64.5)	$21.8
Cash flows from operating activities
Net cash provided by operating activities for the six months ended June 30, 2015 increased $7.3 million over the prior-year reflecting favorable changes in current assets and liabilities of $13.6 million, due primarily to the inclusion of Bally. Net cash provided by operating activities also increased $64.9 million due to higher net non-cash items, which was offset from an increase in net loss of $71.2 million primarily due to higher interest expense from the debt issued for the acquisition of Bally and higher D&A related to the increase in intangible assets and property and equipment from the acquisition of Bally as well as an impairment charge of $25.0 million to reduce the historical book value of one indefinite lived trade name asset to its fair value, an increase of $4.9 million for the impairment of the Reno facility and an increase of $5.2 million for the impairment of participation assets in the legacy gaming businesses, partially offset by the tax benefit for the period.
Cash flows from investing activities
The increase in net cash used in investing activities of $19.5 million primarily reflected proceeds of $44.9 million received in the first quarter of 2014 from the sale of our equity interests in Sportech, an increase in capital expenditures of $28.1 million. The increase in net cash used in investing activities was partially offset by a reduction in equity method investments of $40.6 million, an increase of $2.3 million in distributions from our equity investments, primarily due to the timing of distributions from LNS, favorable changes in payments received from development financing of $8.7 million and an increase in restricted cash of $1.9 million.
Cash flows from financing activities
The decrease in net cash used in financing activities of $37.0 million was due to a decrease in common stock repurchases of $29.5 million that took place in the first quarter of 2014, payment of deferred financing fees of $22.8 million in the second quarter of 2014, a decrease in the redemption of common stock under our stock-based compensation plans and related tax effects of $20.1 million and a decrease in contingent earnout payments of $2.7 million. These decreases in net cash used in financing activities were partially offset by an increase in payments on license obligations of $18.7 million, an increase in payments on our revolving credit facility of $10.0 million and increases in payments on long-term debt of $9.4 million.
Credit Agreement and Other Debt
As of June 30, 2015, our total debt of $8,511.4 million (excluding unamortized discounts of $28.8 million) was comprised of $175.0 million of borrowings under our revolving credit facility, our term B-1 loans in the amount of $2,265.5 million (excluding an unamortized discount of $8.6 million) and our term B-2 loans in the amount of $1,990.0 million (excluding an unamortized discount of $18.2 million) outstanding under the Credit Agreement discussed below, $250.0 million in aggregate principal amount of our 2018 Notes, $300.0 million in aggregate principal amount of our 2020 Notes, $350.0 million (excluding an unamortized discount of $2.0 million) in aggregate principal amount of our 2021 Notes, $950.0 million in aggregate principal amount of our Secured Notes, $2,200.0 million in aggregate principal amount of our Unsecured Notes and $30.9 million in capital leases related to our U.K. gaming operations. We use interest rate swap derivatives to diversify our debt portfolio between fixed and variable rate instruments. For additional information regarding our interest rate risk and interest rate hedging instruments, see "Quantitative and Qualitative Disclosures About Market Risk" in Item 7A of our Annual Report on Form 10-K filed with the SEC on March 17, 2015
For additional information regarding our senior secured credit facilities, see Note 12 (Long-Term and Other Debt) in this Quarterly Report on Form 10-Q and Note 15 (Long-Term and Other Debt) in our 2014 Annual Report on Form 10-K, as well as the full text of the Credit Agreement, the amendment to our Credit Agreement discussed above and the escrow credit agreement, copies of which are filed as Exhibit 10.1 to our Current Report on Form 8-K filed with the SEC on October 18, 2013, and Exhibit 10.1 and Exhibit 10.2 to our Current Report on Form 8-K filed with the SEC on October 7, 2014, respectively.
2021 Notes
In May 2015, SGI completed an exchange offer in which all of the unregistered 2021 Notes were exchanged for a like amount of 2021 Notes that have been registered under the Securities Act.
For additional information regarding the terms of the 2021 Notes, see Note 12 (Long-Term and Other Debt) in this Quarterly Report on Form 10-Q and Note 15 (Long-Term and Other Debt) in our 2014 Annual Report on Form 10-K.
Unsecured Notes
In May 2015, SGI completed an exchange offer in which all of the unregistered Unsecured Notes were exchanged for a like amount of Unsecured Notes that have been registered under the Securities Act.
For additional information regarding the terms of the Unsecured Notes, see Note 12 (Long-Term and Other Debt) in this Quarterly Report on Form 10-Q and Note 15 (Long-Term and Other Debt) in our 2014 Annual Report on Form 10-K.

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
Changes in Internal Control over Financial Reporting
There were no changes in our internal control over financial reporting during the three months ended June 30, 2015 that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.
PART II.  OTHER INFORMATION
Item 1. Legal Proceedings
For a description of our legal proceedings, see Note 18 (Litigation) in this Quarterly Report on Form 10-Q.
Item 1A. Risk Factors
There have been no material changes in our risk factors from those disclosed under "Item 1A. Risk Factors" included in our 2014 Annual Report on Form 10-K.
Item 2. Unregistered Sales of Equity Securities and Use of Proceeds
ISSUER PURCHASES OF EQUITY SECURITIES

Period	Total Number of Shares Purchased (1)	Average Price Paid per Share	Total Number of Shares Purchased as Part of Publicly Announced Plans or Programs	Approximate Dollar Value of Shares that May Yet Be Purchased Under the Plans or Programs (2)
4/1/2015 - 4/30/2015	7,726	$11.14	—	—
5/1/2015 - 5/31/2015	2,739	$13.87	—	—
6/1/2015 - 6/30/2015	7,461	$16.05	—	—
Total	17,926	$13.60	—	—

(1)	This column reflects 17,926 shares withheld from employees to satisfy tax withholding obligations associated with the vesting of RSUs during the three months ended June 30, 2015.

(2)	Our stock repurchase program, which was originally announced in May 2010, expired on December 31, 2014 and was not renewed.
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

10.1
Letter Agreement, dated as of May 1, 2015, by and between Scientific Games Corporation and Larry A. Potts, which amended Mr. Potts' Employment Agreement dated as of January 1, 2006, as amended by the Letter Agreement dated as of October 2, 2008, the Amendment dated as of December 30, 2008, the Letter Agreement dated as of September 28, 2011, and the Letter Agreement dated as of April 30, 2014 (incorporated by reference to Exhibit 10.1 to Scientific Games Corporation's Current Report on Form 8-K filed on May 6, 2015).*

10.2	2003 Incentive Compensation Plan, as amended and restated (incorporated by reference to Appendix A to Scientific Games Corporation’s Proxy Statement on Schedule 14A filed on April 30, 2015).*

10.3
Amendment to Employment Agreement, dated as of May 28, 2015, by and between Scientific Games Corporation and Jeffrey Johnson, which amended Mr. Johnson’s Employment Agreement dated as of August 1, 2011.*(†)

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

SCIENTIFIC GAMES CORPORATION
(Registrant)

		By:	/s/ Scott D. Schweinfurth
		Name:	Scott D. Schweinfurth
		Title:	Executive Vice President, Chief Financial Officer and Corporate Secretary

		By:	/s/ Jeffrey B. Johnson
		Name:	Jeffrey B. Johnson
		Title:	Vice President, Finance, and Chief Accounting Officer

Dated:	August 7, 2015