Form 10-Q
period 2015-09-30
SCIENTIFIC GAMES CORP
filed 2015-11-09
CIK 750004

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549
FORM 10-Q

☒ QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended September 30, 2015

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
Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act). Yes ☐ No ☒
The registrant has the following number of shares outstanding of each of the registrant’s classes of common stock as of November 5, 2015:
Class A Common Stock: 86,231,747
Class B Common Stock: None

SCIENTIFIC GAMES CORPORATION AND SUBSIDIARIES
INDEX TO FINANCIAL INFORMATION
AND OTHER INFORMATION
THREE AND NINE MONTHS ENDED SEPTEMBER 30, 2015

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
participation
with respect to our gaming business, refers to gaming machines provided to customers through service or leasing arrangements in which we earn revenues and are paid based on: (1) a percentage of net win; (2) fixed daily-fees; (3) a percentage of the coin-in; or (4) a combination of a fixed daily-fee and a percentage of the coin-in, and with respect to our lottery business, refers to a contract or arrangement in which we earn revenues and are paid based on a percentage of retail sales

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

Intellectual Property Rights

Brands and product names protected by intellectual property rights (including trademarks and copyrights) that the Company owns are identified herein as italicized text.

Forward-Looking Statements

Throughout this Quarterly Report on Form 10-Q, we make "forward-looking statements" within the meaning of the U.S. Private Securities Litigation Reform Act of 1995. Forward-looking statements describe future expectations, plans, results or strategies and can often be identified by the use of terminology such as "may," "will," "estimate," "intend," "plan," "continue," "believe," "expect," "anticipate," "target," "should," "could," "potential," "opportunity," "goal" or similar terminology. The forward-looking statements contained in this Quarterly Report on Form 10-Q are generally located in the material set forth under the heading "Management's Discussion and Analysis of Financial Condition and Results of Operations" but may be found in other locations as well. These statements are based upon management's current expectations, assumptions and estimates and are not guarantees of timing, future results or performance. Actual results may differ materially from those contemplated in these statements due to a variety of risks and uncertainties and other factors, including, among other things:

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

•
inability to benefit from, and risks associated with, strategic equity investments and relationships, including (1) the inability of our joint venture to realize the anticipated benefits under its private management agreement with the Illinois lottery or from the disentanglement services performed in connection with the termination thereof, (2) the inability of our joint venture to meet the net income targets or other requirements under its agreement to provide marketing and sales services to the New Jersey Lottery or otherwise to realize the anticipated benefits under such agreement and (3) the failure to realize the anticipated benefits related to the award to our consortium of an instant lottery game concession in Greece;

•
failure to achieve the intended benefits of the Bally acquisition, the WMS acquisition, our other recent acquisitions, or future acquisitions, including due to the inability to successfully integrate such acquisitions or realize synergies in the anticipated amounts or within the contemplated time frames or cost expectations, or at all;

•
disruption of current plans and operations in connection with our recent acquisitions (including in connection with the integration of Bally and WMS), including departure of key personnel or inability to recruit additional qualified personnel or maintain relationships with customers, suppliers or other third parties;

•	costs, charges and expenses relating to the Bally acquisition and the WMS acquisition;

•	inability to complete or successfully integrate future acquisitions;

•	incurrence of employee termination or restructuring costs and impairment or asset write-down charges;

•	changes in estimates or judgments related to our impairment analysis of goodwill or other intangible assets;

•	implementation of complex revenue recognition standards;

•	fluctuations in our results due to seasonality and other factors;

•	dependence on suppliers and manufacturers;

•
risks relating to foreign operations, including fluctuations in foreign currency exchange rates, restrictions on the payment of dividends from earnings, restrictions on the import of products and financial instability, including the potential impact to our instant lottery game concession or VLT lease arrangements resulting from the recent economic and political conditions in Greece;

•	dependence on key employees;

•
litigation and other liabilities relating to our business, including litigation and liabilities relating to our contracts and licenses, our products and systems, our employees, intellectual property and our strategic relationships;

•	influence of certain stockholders; and

•	stock price volatility.
Additional information regarding risks and uncertainties and other factors that could cause actual results to differ materially from those contemplated in forward-looking statements is included from time to time in our filings with the SEC, including under Item 1A "Risk Factors" in our Annual Report on Form 10-K filed with the SEC on March 17, 2015. Forward-looking statements speak only as of the date they are made and, except for our ongoing obligations under the U.S. federal securities laws, we undertake no obligation to publicly update any forward-looking statements whether as a result of new information, future events or otherwise.
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

PART I. FINANCIAL INFORMATION

Item 1. Financial Statements
SCIENTIFIC GAMES CORPORATION AND SUBSIDIARIES
CONSOLIDATED STATEMENTS OF OPERATIONS AND COMPREHENSIVE LOSS
(Unaudited, in millions, except per share amounts)

	Three Months Ended		Nine Months Ended
	September 30,		September 30,
	2015	2014	2015	2014
Revenue:
Services	$340.5	$182.8	$1,008.8	538.9
Product sales	193.5	102.0	611.0	289.3
Instant games	137.6	130.8	402.0	392.4
Total revenue	671.6	415.6	2,021.8	1,220.6
Operating expenses:
Cost of services (1)	85.5	69.6	274.6	200.7
Cost of product sales (1)	87.4	59.9	293.2	161.2
Cost of instant games (1)	77.1	69.7	212.9	212.5
Selling, general and administrative	136.8	95.6	423.6	282.6
Research and development	45.9	26.3	140.8	77.0
Employee termination and restructuring	5.6	1.9	19.0	12.4
Depreciation and amortization	286.5	100.4	692.9	290.5
Goodwill impairment	535.0	—	535.0	—
Operating loss	(588.2)	(7.8)	(570.2)	(16.3)
Other (expense) income:
Interest expense	(166.8)	(45.7)	(497.5)	(142.9)
Earnings (loss) from equity investments	3.0	(14.0)	9.4	(7.8)
Loss on early extinguishment of debt	—	—	—	(25.9)
Gain on sale of equity interest	—	—	—	14.5
Other (expense) income, net	(7.5)	3.1	(17.4)	9.2
Total other expense, net	(171.3)	(56.6)	(505.5)	(152.9)
Net loss before income taxes	(759.5)	(64.4)	(1,075.7)	(169.2)
Income tax benefit (expense)	81.3	(5.4)	208.9	(18.0)
Net loss	$(678.2)	$(69.8)	$(866.8)	$(187.2)
Other comprehensive (loss) income:
Foreign currency translation loss	(47.9)	(57.8)	(136.3)	(47.7)
Pension and post-retirement gain, net of tax	0.8	0.4	1.0	0.3
Derivative financial instruments unrealized gain (loss), net of tax	(1.9)	2.3	(0.8)	(4.0)
Other comprehensive loss	(49.0)	(55.1)	(136.1)	(51.4)
Comprehensive loss	$(727.2)	$(124.9)	$(1,002.9)	$(238.6)

Basic and diluted net loss per share:
Basic	$(7.88)	$(0.82)	$(10.10)	$(2.22)
Diluted	$(7.88)	$(0.82)	$(10.10)	$(2.22)

Weighted average number of shares used in per share calculations:
Basic shares	86.1	84.7	85.8	84.5
Diluted shares	86.1	84.7	85.8	84.5
(1) Exclusive of depreciation and amortization.
See accompanying condensed notes to consolidated financial statements.

SCIENTIFIC GAMES CORPORATION AND SUBSIDIARIES
CONSOLIDATED BALANCE SHEETS
(in millions, except par value)

	September 30, 2015	December 31, 2014
ASSETS	(Unaudited)
Current assets:
Cash and cash equivalents	$102.1	$171.8
Restricted cash	17.2	27.2
Accounts receivable, net	470.6	468.4
Notes receivable, net	163.1	188.7
Inventories	243.8	265.6
Deferred income taxes	73.2	72.8
Prepaid expenses, deposits and other current assets	199.5	183.5
Total current assets	1,269.5	1,378.0
Long-term restricted cash	17.5	16.8
Long-term notes receivable	57.6	87.5
Property and equipment, net	868.4	1,012.8
Goodwill	3,485.2	4,108.3
Intangible assets, net	1,940.8	2,251.6
Software, net	527.0	592.7
Equity investments	227.0	288.2
Other assets	222.1	259.3
Total assets	$8,615.1	$9,995.2

LIABILITIES AND STOCKHOLDERS’ (DEFICIT) EQUITY
Current liabilities:
Current portion of long-term debt	$50.4	$50.6
Accounts payable	120.4	155.8
Accrued liabilities	443.6	453.9
Total current liabilities	614.4	660.3
Deferred income taxes	400.5	628.8
Other long-term liabilities	221.2	236.8
Long-term debt	8,359.8	8,465.4
Total liabilities	9,595.9	9,991.3
Commitments and contingencies
Stockholders' (deficit) equity:
Class A common stock, par value $0.01 per share: 199.3 shares authorized; 103.4 and 102.3 shares issued and 86.2 and 85.1 shares outstanding, respectively	1.0	1.0
Additional paid-in capital	761.4	743.2
Accumulated loss	(1,337.5)	(470.7)
Treasury stock, at cost: 17.2 and 17.2 shares held, respectively	(175.2)	(175.2)
Accumulated other comprehensive loss	(230.5)	(94.4)
Total stockholders' (deficit) equity	(980.8)	3.9
Total liabilities and stockholders' (deficit) equity	$8,615.1	$9,995.2

See accompanying condensed notes to consolidated financial statements.

SCIENTIFIC GAMES CORPORATION AND SUBSIDIARIES
CONSOLIDATED STATEMENTS OF CASH FLOWS
(Unaudited, in millions)

	Nine Months Ended
	September 30,
	2015	2014
Cash flows from operating activities:
Net loss	$(866.8)	$(187.2)
Adjustments to reconcile net loss to net cash provided by operating activities:
Depreciation and amortization	692.9	290.5
Change in deferred income taxes	(223.3)	5.2
Stock-based compensation	19.5	18.1
Non-cash interest expense	29.0	12.8
Loss (earnings) from equity investments, net	(9.4)	7.8
Distributed earnings from equity investments	20.9	22.5
Loss on early extinguishment of debt	—	25.9
Gain on sale of equity interest	—	(14.5)
Goodwill impairment	535.0	—
Changes in current assets and liabilities, net of effects of acquisitions:
Accounts and notes receivable, net	43.7	80.8
Inventories	36.8	(30.9)
Accounts payable	(17.7)	(36.5)
Accrued liabilities	(17.4)	1.2
Other current assets and liabilities	11.8	41.6
Other, net	0.5	(3.9)
Net cash provided by operating activities	255.5	233.4

Cash flows from investing activities:
Additions to property and equipment	(15.7)	(32.4)
Gaming and lottery operations expenditures	(151.1)	(73.1)
Intangible assets and software expenditures	(66.8)	(70.8)
Changes in other assets and liabilities and other	10.1	0.5
Additions to equity method investments	—	(43.3)
Distributions of capital on equity investments	37.0	45.4
Proceeds from sale of equity interest	—	44.9
Restricted cash	9.3	(1.1)
Net cash used in investing activities	(177.2)	(129.9)

Cash flows from financing activities:
Borrowings under revolving credit facility	110.0	—
Repayments under revolving credit facility	(180.0)	—
Proceeds from issuance of long-term debt	—	347.9
Payments on long-term debt	(38.8)	(377.3)
Payments of deferred financing fees	—	(22.8)
Payments on license obligations	(32.0)	(7.0)
Common stock repurchases	—	(29.5)
Contingent earnout payments	(0.5)	(10.2)
Net issuance (redemptions) of common stock under stock-based compensation plans	0.4	(19.1)
Net cash used in financing activities	(140.9)	(118.0)
Effect of exchange rate changes on cash and cash equivalents	(7.1)	(6.7)
Decrease in cash and cash equivalents	(69.7)	(21.2)
Cash and cash equivalents, beginning of period	171.8	153.7
Cash and cash equivalents, end of period	$102.1	$132.5
 See accompanying condensed notes to consolidated financial statements.

SCIENTIFIC GAMES CORPORATION AND SUBSIDIARIES
CONDENSED NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(Unaudited, table amounts in millions, except per share amounts)

(1) Description of the Business and Summary of Significant Accounting Policies
Description of the Business
We are a leading developer of technology‑based products and services and associated content for the worldwide gaming and lottery industries. Our portfolio includes gaming machines and game content, casino-management systems, table game products and services, instant and draw‑based lottery games, server‑based gaming and lottery systems, sports betting technology, lottery content and services, loyalty and rewards programs and interactive gaming. We also gain access to technologies and pursue global expansion through strategic acquisitions and equity investments. As a result of our recent acquisitions of Bally and WMS, we have significantly expanded our global gaming and interactive businesses. We report our operations in three business segments—Gaming, Lottery and Interactive.
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
Recently Issued Accounting Guidance
In May 2014, the FASB issued ASU No. 2014-09, Revenue from Contracts with Customers. The amended guidance outlines a single comprehensive revenue model for entities to use in accounting for revenue from contracts with customers. The guidance supersedes most current revenue recognition guidance, including industry-specific guidance. The core principle of the revenue model is that "an entity recognizes revenue to depict the transfer of promised goods or services to customers in an amount that reflects the consideration to which the entity expects to be entitled in exchange for those goods or services." In August 2015, the FASB issued ASU No. 2015-14, Revenue from Contracts with Customers (Topic 606): Deferral of the Effective Date, which defers the effective date of ASU 2014-09 by one year to now be effective for fiscal years, and interim reporting periods within those years, beginning after December 15, 2017. Early adoption of the standard is permitted but not before the original effective date of December 15, 2016. The ASU may be adopted using a full retrospective approach or reporting the cumulative effect as of the date of adoption. We are currently evaluating the impact of adopting this guidance.
In April 2015, the FASB issued ASU No. 2015-03, Interest - Imputation of Interest (Subtopic 835-30): Simplifying the Presentation of Debt Issuance Costs. ASU 2015-03 intends to simplify the presentation of debt issuance costs by requiring that debt issuance costs related to a recognized debt liability be presented in the balance sheet as a direct deduction from the carrying amount of that debt liability, consistent with debt discounts. The recognition and measurement guidance for debt issuance costs are not affected by the amendments in this ASU. In August 2015, the FASB issued ASU No. 2015-15 which amended Subtopic 835-30 for the presentation and subsequent measurement of debt issuance costs associated with line-of-credit arrangements. In the amendment, an entity can defer and present debt issuance costs related to line-of-credit arrangements as an asset and subsequently amortize the deferred debt issuance costs ratably over the term of the line-of-credit arrangement, regardless of whether there are any outstanding borrowings on the line-of-credit arrangement. The guidance is effective for fiscal years beginning after December 15, 2015, and interim periods within those fiscal years. We do not expect this guidance to have a material effect on our financial position, results of operations or cash flows.

In July 2015, the FASB issued ASU No. 2015-11, Inventory: Simplifying the Measurement of Inventory. ASU 2015-11 changes the criteria for measuring inventory within the scope of the ASU. Inventory will now be measured at the lower of cost and net realizable value, while the concept of market value will be eliminated. The ASU defines net realizable value as the estimated selling prices in the ordinary course of business, less reasonably predictable costs of completion, disposal, and transportation. ASU 2015-11 is effective for fiscal years beginning after December 15, 2016, and interim periods within those fiscal years. Early adoption is permitted. We are currently evaluating the impact of adopting this guidance.
In July 2015, the FASB issued ASU No. 2015-12, Plan Accounting: Defined Benefit Pension Plans (Topic 960), Defined Contribution Pension Plans (Topic 962), Health and Welfare Benefit Plans (Topic 965): (Part I) Fully Benefit-Responsive Investment Contracts, (Part II) Plan Investment Disclosures, (Part III) Measurement Date Practical Expedient (consensuses of the FASB Emerging Issues Task Force). ASU 2015-12 intends to simplify the measurement and presentation of fully benefit-responsive investment contracts. Under the amendments, fully benefit-responsive investment contracts are measured, presented, and disclosed only at contract value. A plan will continue to provide disclosures that help users understand the nature and risks of fully benefit-responsive investment contracts. ASU 2015-12 is effective for fiscal years beginning after December 15, 2015. Early adoption is permitted. We are currently evaluating the impact of adopting this guidance.
In September 2015, the FASB issued ASU 2015-16, Business Combinations (Topic 805): Simplifying the Accounting for Measurement-Period Adjustments. ASU 2015-16 eliminates the requirement to retrospectively apply adjustments made to provisional amounts recognized in a business combination. It requires that an acquirer recognize adjustments to provisional amounts that are identified during the measurement period in the reporting period in which the adjustment amounts are determined. The amendments in this ASU require that the acquirer record, in the same period’s financial statements, the effect on earnings of changes in depreciation, amortization, or other income effects, if any, as a result of the change to the provisional amounts, calculated as if the accounting had been completed at the acquisition date. The amendments in this ASU require an entity to present separately on the face of the income statement or disclose in the notes the portion of the amount recorded in current-period earnings by line item that would have been recorded in previous reporting periods if the adjustment to the provisional amounts had been recognized as of the acquisition date. ASU 2015-16 is effective for fiscal years beginning after December 15, 2015, including interim periods within those fiscal years. The amendments in this ASU 2015-16 should be applied prospectively to adjustments to provisional amounts that occur after the effective date of this ASU with earlier application permitted for financial statements that have not been issued. We do not expect this guidance to have a material effect on our financial position, results of operations or cash flows.

(2) Business Segments
We report our operations in three business segments—gaming, lottery and Interactive—representing our different products and services. These are our reportable segments under ASC 280, Segment Reporting. Each of our business segments is managed by a separate executive who reports to our chief executive officer (who is our "chief operating decision maker" as defined by applicable accounting standards). Our three business segments represent separate standalone businesses based on the industries in which we operate. Additional discussion regarding the products and services from which each reportable business segment derives its revenue is included in Note 1 (Description of the Business and Summary of Significant Accounting Policies) in our 2014 Annual Report on Form 10-K.
In connection with the Bally acquisition in the fourth quarter of 2014, we reviewed our operating and business segments in light of certain changes in the financial information regularly reviewed by our chief executive officer and other factors. Based on this review, we combined our previous lottery-related Instant Products and Lottery Systems business segments into one "Lottery" segment. We also determined that the interactive operating segment should be disclosed as a separate business segment and not aggregated with the gaming operating segment, reflecting the growth of the interactive operating segment. These changes, which were effective prior to December 31, 2014, had no impact on our consolidated financial statements for any periods. Business segment information for the three and nine months ended September 30, 2014 has been adjusted to reflect these changes.
The following tables present revenue, cost of revenue, SG&A, R&D, employee termination and restructuring, D&A, goodwill impairment, operating income (loss) and earnings (loss) from equity investments by business segment for the three and nine months ended September 30, 2015 and 2014. Certain unallocated expenses managed at the corporate level, comprised primarily of general and administrative costs and other (expense) income, net, are not allocated to our business segments. Segment results for 2014 below do not include the results of Bally, which we acquired in November 2014. The increase in unallocated corporate costs for the three and nine months ended September 30, 2015 primarily relates to the inclusion of Bally's results.

	Three Months Ended September 30, 2015
	Gaming	Lottery	Interactive	Total
Revenue:
Services	$244.3	$45.0	$51.2	$340.5
Product sales	184.8	8.7	—	193.5
Instant games	—	137.6	—	137.6
Total revenue	429.1	191.3	51.2	671.6
Cost of services (1)	41.3	27.2	17.0	85.5
Cost of product sales (1)	80.1	7.3	—	87.4
Cost of instant games (1)	—	77.1	—	77.1
Selling, general and administrative	70.3	15.7	16.6	102.6
Research and development	39.4	1.1	5.4	45.9
Employee termination and restructuring	3.2	—	0.5	3.7
Depreciation and amortization	245.1	21.6	5.4	272.1
Goodwill impairment	535.0	—	—	535.0
Segment operating income (loss)	$(585.3)	$41.3	$6.3	$(537.7)
Unallocated corporate costs				(50.5)
Consolidated operating loss				$(588.2)

Earnings from equity investments	$1.0	$2.0	$—	$3.0
(1) Exclusive of depreciation and amortization.

	Three Months Ended September 30, 2014
	Gaming	Lottery	Interactive	Total
Revenue:
Services	$96.1	$48.2	$38.5	$182.8
Product sales	68.3	33.7	—	102.0
Instant games	—	130.8	—	130.8
Total revenue	164.4	212.7	38.5	415.6
Cost of services (1)	24.9	30.4	14.3	69.6
Cost of product sales (1)	32.9	27.0	—	59.9
Cost of instant games (1)	—	69.7	—	69.7
Selling, general and administrative	28.7	17.8	13.7	60.2
Research and development	21.5	1.4	3.4	26.3
Employee termination and restructuring	0.9	0.4	0.6	1.9
Depreciation and amortization	66.4	24.9	3.4	94.7
Segment operating income (loss)	$(10.9)	$41.1	$3.1	$33.3
Unallocated corporate costs				$(41.1)
Consolidated operating loss				$(7.8)

Earnings (loss) from equity investments	$1.3	$(15.3)	$—	$(14.0)
(1) Exclusive of depreciation and amortization.

	Nine months ended September 30, 2015
	Gaming	Lottery	Interactive	Total
Revenue:
Services	$722.6	$136.5	$149.7	$1,008.8
Product sales	582.0	29.0	—	611.0
Instant games	—	402.0	—	402.0
Total revenue	1,304.6	567.5	149.7	2,021.8
Cost of services (1)	139.9	83.1	51.6	274.6
Cost of product sales (1)	268.8	24.4	—	293.2
Cost of instant games (1)	—	212.9	—	212.9
Selling, general and administrative	215.7	49.2	46.9	311.8
Research and development	120.3	4.2	16.3	140.8
Employee termination and restructuring	10.1	0.2	1.5	11.8
Depreciation and amortization	569.9	62.9	15.9	648.7
Goodwill impairment	535.0	—	—	535.0
Segment operating income (loss)	$(555.1)	$130.6	$17.5	$(407.0)
Unallocated corporate costs				(163.2)
Consolidated operating loss				$(570.2)

Earnings from equity investments	$2.7	$6.7	$—	$9.4
(1) Exclusive of depreciation and amortization.

	Nine months ended September 30, 2014
	Gaming	Lottery	Interactive	Total
Revenue:
Services	$288.1	$149.3	$101.5	$538.9
Product sales	216.6	72.7	—	289.3
Instant games	—	392.4	—	392.4
Total revenue	504.7	614.4	101.5	1,220.6
Cost of services (1)	73.4	90.4	36.9	200.7
Cost of product sales (1)	103.9	57.3	—	161.2
Cost of instant games (1)	—	212.5	—	212.5
Selling, general and administrative	92.8	56.0	40.1	188.9
Research and development	64.9	2.7	9.4	77.0
Employee termination and restructuring	4.2	1.6	4.7	10.5
Depreciation and amortization	190.9	70.8	9.3	271.0
Segment operating income (loss)	$(25.4)	$123.1	$1.1	$98.8
Unallocated corporate costs				(115.1)
Consolidated operating loss				$(16.3)

Earnings (loss) from equity investments	$3.3	$(11.1)	$—	$(7.8)
(1) Exclusive of depreciation and amortization.
The following table presents a reconciliation of reportable business segment operating income (loss) to net loss before income taxes for each period:

	Three Months Ended September 30,		Nine Months Ended September 30,
	2015	2014	2015	2014
Reportable business segment operating income (loss)	$(537.7)	$33.3	$(407.0)	$98.8
Unallocated corporate costs	(50.5)	(41.1)	(163.2)	(115.1)
Consolidated operating loss	(588.2)	(7.8)	(570.2)	(16.3)
Interest expense	(166.8)	(45.7)	(497.5)	(142.9)
Earnings (loss) from equity investments	3.0	(14.0)	9.4	(7.8)
Loss on early extinguishment of debt	—	—	—	(25.9)
Gain on sale of equity interest	—	—	—	14.5
Other (expense) income, net	(7.5)	3.1	(17.4)	9.2
Net loss before income taxes	$(759.5)	$(64.4)	$(1,075.7)	$(169.2)
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
We have completed the allocation of the purchase price, which resulted in the purchase price exceeding the aggregate fair value of the acquired assets and assumed liabilities at the acquisition date by $2,956.1 million. Such excess amount has been recognized as goodwill within our Gaming and Interactive business segments. We attribute this goodwill to enhanced financial and operational scale, market diversification, opportunities for synergies, assembled workforce and other strategic benefits. None of the goodwill associated with the acquisition is deductible for income tax purposes and, as such, no deferred taxes have been recorded related to goodwill.
The allocation of the purchase price to the fair values of assets acquired and liabilities assumed did not change during the nine months ended September 30, 2015 from the amounts disclosed in Note 3 (Acquisitions and Dispositions) in our 2014 Annual Report on Form 10-K.
As required by ASC 805, Business Combinations, the following unaudited pro forma statements of operations for the three and nine months ended September 30, 2014 give effect to the Bally acquisition as if it had been completed on January 1, 2013. The unaudited pro forma financial information is presented for illustrative purposes only and is not necessarily indicative of what the operating results actually would have been during the period presented had the Bally acquisition been completed on January 1, 2013. In addition, the unaudited pro forma financial information does not purport to project future operating results. The unaudited pro forma statements of operations do not reflect: (1) any anticipated synergies (or anticipated costs to achieve synergies) or (2) the impact of non-recurring items directly related to the Bally acquisition.

	Three Months Ended September 30, 2014	Nine Months Ended September 30, 2014
Revenue from Consolidated Statements of Operations and Comprehensive Loss	$415.6	$1,220.6
Add: Bally revenue not reflected in Consolidated Statements of Operations and Comprehensive Loss	320.7	1,018.0
Unaudited pro forma revenue	$736.3	$2,238.6

	Three Months Ended September 30, 2014	Nine Months Ended September 30, 2014
Net loss from Consolidated Statements of Operations and Comprehensive Loss	$(69.8)	$(187.2)
Add: Bally net income not reflected in Consolidated Statements of Operations and Comprehensive Loss adjusted by pro forma adjustments (1), (2), (3), (4), (5), and (6) below	(40.7)	(112.9)
Unaudited pro forma net loss	$(110.5)	$(300.1)
Unaudited pro forma amounts reflect the following adjustments:
(1) An adjustment to reflect additional D&A of $43.0 million and $113.2 million for the three and nine months ended September 30, 2014, respectively, associated with the fair value of the tangible and intangible assets acquired in the Bally acquisition that would have been incurred assuming the fair value adjustments had been applied on January 1, 2013.
(2) An adjustment to reflect lower costs of sales of $0 million and $5.2 million for the three and nine months ended September 30, 2014 related to the reversal of the impact of purchase accounting adjustments on the carrying value of SHFL's finished goods inventory made in connection with Bally’s acquisition of SHFL.
(3) An adjustment to reverse acquisition-related fees and expenses of $5.6 million for the three and nine months ended September 30, 2014, which relate to costs incurred in connection with the Bally acquisition.
(4) An adjustment to reflect additional interest expense of $77.5 million and $228.6 million for the three and nine months ended September 30, 2014, respectively, that would have been incurred assuming the financing transactions relating to the Bally acquisition and the purchase and redemption of the 2019 Notes were both completed as of January 1, 2013.
(5) An adjustment to reverse the loss on extinguishment of debt of $0 million and $25.9 million for the three and nine months ended September 30, 2014, respectively, recorded in connection with the purchase and redemption of the 2019 Notes.
(6) An adjustment of $43.6 million and $115.6 million for the three and nine months ended September 30, 2014, respectively, to tax effect the pre-tax pro forma adjustments listed above, calculated based on the statutory rates in effect in each significant jurisdiction for the three and nine months ended September 30, 2014. This rate does not reflect the Company’s effective tax rate, which includes other tax items, such as state and foreign taxes, as well as other tax charges or benefits, and does not take into account any historical or possible future tax events that may impact the Company.

(4) Restructuring Plans
We recorded pre-tax employee termination and restructuring costs of $5.6 million and $1.9 million for the three months ended September 30, 2015 and 2014, respectively, and recorded pre-tax employee termination and restructuring costs of $19.0 million and $12.4 million for the nine months ended September 30, 2015 and 2014, respectively. No new employee termination and restructuring plans were initiated during the nine months ended September 30, 2015. We expect to complete the integration-related restructuring plan actions discussed below related to the Bally and WMS integrations during 2016 and 2015, respectively. All other employee termination and restructuring actions reported in 2014 were completed as of December 31, 2014 and are not reflected in the tables below.
Bally Integration-Related Restructuring Plan
Upon our acquisition of Bally in November 2014, we began integrating Scientific Games and Bally and implementing our plans to streamline our operations and cost structure. We have recorded costs that meet the criteria under ASC 420, Exit and Disposal Cost Obligations ("ASC 420"), in each of our business segments associated with integration activities that have been initiated in the relevant period. These costs include employee termination costs, costs relating to the exiting of facilities and product lines, as well as costs relating to existing contracts.
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
Employee Termination and Restructuring Costs by Segment
The following table presents a summary of employee termination and restructuring costs by business segment related to the restructuring plans described above, including the costs incurred during the three and nine months ended September 30, 2015, the cumulative costs incurred through September 30, 2015 from initiation of the relevant restructuring activities and the total expected costs related to the relevant restructuring activities that have been initiated. As additional integration-related activities are initiated, we expect to incur additional costs related to those activities.

Business Segment		Employee Termination Costs	Property Costs	Other	Total
Gaming (1)	Three Months Ended September 30, 2015	$2.6	$—	$0.6	$3.2
	Nine Months Ended September 30, 2015	9.4	—	0.7	10.1
	Cumulative	27.7	0.9	3.6	32.2
	Expected Total	31.0	0.9	3.6	35.5

Lottery	Three Months Ended September 30, 2015	—	—	—	—
	Nine Months Ended September 30, 2015	0.2	—	—	0.2
	Cumulative	3.3	0.4	—	3.7
	Expected Total	3.3	0.4	—	3.7

Interactive (1)	Three Months Ended September 30, 2015	0.4	—	0.1	0.5
	Nine Months Ended September 30, 2015	1.3	—	0.2	1.5
	Cumulative	5.1	0.4	5.1	10.6
	Expected Total	5.1	0.4	5.1	10.6

Unallocated corporate (2)	Three Months Ended September 30, 2015	1.8	0.1	—	1.9
	Nine Months Ended September 30, 2015	2.4	1.9	2.9	7.2
	Cumulative	13.8	4.2	2.9	20.9
	Expected Total	13.8	4.2	3.0	21.0

Total	Three Months Ended September 30, 2015	$4.8	$0.1	$0.7	$5.6
	Nine Months Ended September 30, 2015	$13.3	$1.9	$3.8	$19.0
	Cumulative	$49.9	$5.9	$11.6	$67.4
	Expected Total	$53.2	$5.9	$11.7	$70.8
(1) Other restructuring costs reflect costs related to the exit of two immaterial business lines.
(2) Unallocated corporate employee termination costs primarily relates to accrual for cash severance due to former executives.
The following table presents a summary of restructuring charges and the changes in the restructuring accrual during the nine months ended September 30, 2015:

	Employee Termination Costs	Property Costs	Other	Total
Balance as of December 31, 2014	$17.9	$1.7	$3.0	$22.6
Additional accruals	13.3	1.9	3.8	19.0
Cash payments	(21.6)	(2.3)	(3.8)	(27.7)
Balance as of September 30, 2015	$9.6	$1.3	$3.0	$13.9

(5) Basic and Diluted Net Loss Per Share
The following represents a reconciliation of the numerator and denominator used in computing basic and diluted net loss per share available to common stockholders for the three and nine months ended September 30, 2015 and 2014:

	Three Months Ended September 30,		Nine Months Ended September 30,
	2015	2014	2015	2014

Net loss	$(678.2)	$(69.8)	(866.8)	$(187.2)

Basic and diluted net loss per share:
Basic	$(7.88)	$(0.82)	$(10.10)	(2.22)
Diluted	$(7.88)	$(0.82)	$(10.10)	(2.22)

Weighted average number of shares used in per share calculations:
Basic shares	86.1	84.7	85.8	84.5
Diluted shares	86.1	84.7	85.8	84.5
For all periods presented, basic and diluted net loss per share is the same, as any additional common stock equivalents would be anti-dilutive. We excluded 1.9 million and 1.7 million of stock options from the weighted average diluted common shares outstanding as of September 30, 2015 and 2014, respectively, which would have been anti-dilutive due to the net loss in those periods. In addition, we excluded 6.0 million and 4.0 million of RSUs from the calculation of weighted average diluted common shares outstanding as of September 30, 2015 and 2014, respectively, which would have been anti-dilutive due to the net loss in those periods.

(6) Accounts and Notes Receivable and Credit Quality of Notes Receivable
Accounts and Notes Receivable
The following summarizes the components of current and long-term accounts and notes receivable, net:

	September 30, 2015	December 31, 2014
Current:
Accounts receivable	$478.9	$479.5
Notes receivable	174.5	194.6
Allowance for doubtful accounts	(19.7)	(17.0)
Current accounts and notes receivable, net	$633.7	$657.1
Long-term:
Notes receivable	57.6	87.5
Total accounts and notes receivable, net	$691.3	$744.6
Credit Quality of Notes Receivable
The Company includes in its notes receivable amounts due in installment payments and any amounts due for development financing provided to certain customers. We carry our notes receivable at face amount less an allowance for doubtful accounts and imputed interest, if any. Interest income is recognized ratably over the life of the note receivable and any related fees or costs to establish the notes are expensed as incurred, as they are considered insignificant. Actual or imputed interest, if any, is determined based on stated rates or current market rates at the time the note originated and is recorded as interest income in other income (expense), net, ratably over the payment period. We generally impute interest income on notes receivable with terms greater than one year that do not contain a stated interest rate. The interest rates on our outstanding notes receivable ranged from 3.25% to 10.4% at September 30, 2015 and December 31, 2014. Our policy is to generally recognize interest on our notes receivable until the note receivable is deemed non-performing, which we define as a note on which payments are over 180 days past due. The amount of our non-performing notes was immaterial at September 30, 2015 and December 31, 2014.
We monitor the credit quality of our accounts receivable by reviewing an aging of customer invoices. Invoices are considered past due if a scheduled payment is not received within agreed-upon terms. Our notes receivable are reviewed for impairment at least quarterly. We also review a variety of other relevant qualitative information such as collection experience, economic conditions and customer-specific financial conditions to evaluate credit risk in recording the allowance for doubtful accounts or as an indicator of an impaired loan. For notes receivable from customers in the U.S. with payment terms over 90 days, we generally file a UCC-1 form to retain a security interest in the gaming machines until we are fully paid. For notes receivable from international customers, where possible, we seek payment deposits, collateral, pledge agreements, bills of exchange, foreign bank letters of credit, post-dated checks or personal guarantees from such customers. However, the majority of our notes receivable from international customers do not have these features. Currently, we have not sold our notes receivable to third parties.
The government authorities in Argentina limit the exchange of pesos into U.S. dollars and the transfer of funds from Argentina. Our accounts and notes receivable, net, from customers in Argentina at September 30, 2015 were $19.1 million, which is denominated in U.S. dollars, although, under the terms of our arrangements with our customers in Argentina, they are required to pay us in pesos at the spot exchange rate between the peso and the U.S. dollar on the date of payment. In evaluating the collectability of customer receivables in Argentina at September 30, 2015, we specifically evaluated recent payments, receivables aging, any additional security or collateral we had (bills of exchange, pledge agreements, etc.) and other facts and circumstances relevant to our customers’ ability to pay. Our customers in Argentina have continued to pay us in pesos based on the spot exchange rate between the peso and the U.S. dollar on the payment date. We collected $23.6 million of outstanding receivables from customers in Argentina during the nine months ended September 30, 2015. In late November 2015, Argentinians will elect a new president and we cannot predict what the impact of this change in leadership may have on our operations, customer payments or our ability to transfer funds from Argentina.
Recent government actions and challenges affecting the gaming industry in Mexico have increased the credit quality risk with respect to certain of our current Mexico customers. In evaluating the collectability of customer receivables in Mexico at September 30, 2015, we specifically evaluated recent payments, receivable aging, any additional security or collateral we had (bills of exchange, pledge agreements, etc.) and other facts and circumstances relevant to our customers’ ability to pay. Our accounts and notes receivable, net, from all customers in Mexico was $42.1 million at September 30, 2015. We collected $23.7 million of outstanding receivables from customers during the nine months ended September 30, 2015.
The following summarizes the components of total notes receivable, net:

	September 30, 2015	Balances over 90 days past due	December 31, 2014	Balances over 90 days past due
Notes receivable:
Domestic	$63.1	$2.6	$95.3	$7.9
International	169.0	20.3	186.8	12.0
Total notes receivable	232.1	22.9	282.1	19.9

Notes receivable allowance for doubtful accounts:
Domestic	(2.9)	(1.5)	—	—
International	(8.5)	(4.4)	(5.9)	(3.5)
Total notes receivable allowance for doubtful accounts	(11.4)	(5.9)	(5.9)	(3.5)
Note receivable, net	$220.7	$17.0	$276.2	$16.4
At September 30, 2015, 7.7% of our total notes receivable, net, was past due by over 90 days compared to 5.9% at December 31, 2014.

The following tables detail our evaluation of notes receivable for impairment as of September 30, 2015 and December 31, 2014:

	September 30, 2015	Ending Balance Individually Evaluated for Impairment	Ending Balance Collectively Evaluated for Impairment
Notes receivable:
Domestic	$63.1	$32.4	$30.7
International	169.0	112.3	56.7
Total notes receivable	$232.1	$144.7	$87.4

	December 31, 2014	Ending Balance Individually Evaluated for Impairment	Ending Balance Collectively Evaluated for Impairment
Notes receivable:
Domestic	$95.3	$36.1	$59.2
International	186.8	121.0	65.8
Total notes receivable	$282.1	$157.1	$125.0
The following table reconciles the allowance for doubtful notes receivable from December 31, 2014 to September 30, 2015:

	Total	Ending Balance Individually Evaluated for Impairment	Ending Balance Collectively Evaluated for Impairment
Beginning balance at December 31, 2014	$5.9	$5.9	$—
Charge-offs	(1.9)	(1.9)	—
Recoveries	(0.5)	(0.4)	(0.1)
Provision	7.9	6.2	1.7
Ending balance at September 30, 2015	$11.4	$9.8	$1.6

The following table reconciles the allowance for doubtful notes receivable from December 31, 2013 to September 30, 2014:

	Total	Ending Balance Individually Evaluated for Impairment	Ending Balance Collectively Evaluated for Impairment
Beginning balance at December 31, 2013	$5.6	$5.6	$—
Charge-offs	(0.1)	(0.1)	—
Recoveries	—	—	—
Provision	1.9	1.9	—
Ending balance at September 30, 2014	$7.4	$7.4	$—
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
For the nine months ended September 30, 2015, we had no significant modifications to the original financing terms.

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
In certain international jurisdictions, we offer extended financing terms to our customers. Such financing activities subject us to increased credit risk, which could be worsened by, among other things, unfavorable economic conditions or political or economic instability in those regions. Our notes receivable were concentrated in the following international gaming jurisdictions at September 30, 2015:

Mexico	19%
Peru	17%
Australia	8%
Columbia	7%
Argentina	7%
Other (less than 5% individually)	15%
Total international notes receivable as a percentage of total notes receivable	73%

(7) Inventories
Inventories consisted of the following as of the dates presented below:

	September 30, 2015	December 31, 2014
Parts and work-in-process	$122.0	$105.7
Finished goods	121.8	159.9
Total inventories	$243.8	$265.6

Parts and work-in-process include parts for gaming machines, lottery terminals and instant lottery ticket materials, as well as labor and overhead costs associated with the manufacturing of our gaming machines and instant lottery games. Our finished goods inventory primarily consists of gaming machines for sale, instant games for our participation arrangements and our licensed branded merchandise.
During the nine months ended September 30, 2015, we recorded valuation adjustments of $7.1 million related to the discontinuance of certain product lines as a result of the Bally acquisition. The impairments are included in cost of product sales in our Consolidated Statements of Operations and Comprehensive Loss for the nine months ended September 30, 2015. There were no inventory impairments recorded for the three months ended September 30, 2015 or the three and nine months ended September 30, 2014.

(8) Property and Equipment
Gaming and lottery machinery and equipment, including assets under capital leases, were as follows:

	September 30, 2015	December 31, 2014
Gaming equipment	$772.0	$799.9
Less: accumulated depreciation	(266.4)	(279.1)
Gaming equipment, net	505.6	520.8

Lottery machinery and equipment	307.9	311.7
Less: accumulated depreciation	(231.2)	(207.4)
Lottery machinery and equipment, net	76.7	104.3

Total gaming and lottery machinery and equipment, net	$582.3	$625.1
Property and equipment consisted of the following:

	September 30, 2015	December 31, 2014
Land	$39.1	$43.0
Buildings and leasehold improvements	183.1	206.3
Furniture and fixtures	40.8	36.2
Transportation equipment	4.4	5.0
Construction in progress	38.6	11.7
Other property and equipment, at cost	292.3	292.8
Less: accumulated depreciation	(312.2)	(207.3)
Property and equipment, net	$286.1	$387.7

Total property and equipment, net	$868.4	$1,012.8
Depreciation expense for the three and nine months ended September 30, 2015 was $72.8 million and $249.1 million, respectively. Depreciation expense for the three and nine months ended September 30, 2014 was $58.5 million and $166.8 million, respectively. Depreciation expense is excluded from cost of services, cost of product sales, cost of instant games and other operating expenses and is separately stated within D&A in the Consolidated Statements of Operations and Comprehensive Loss. Accumulated amortization of capital lease assets was $10.8 million and $5.3 million as of September 30, 2015 and December 31, 2014, respectively.
During the nine months ended September 30, 2015, the Gaming business segment disposed of certain fully depreciated gaming assets with a historical cost of $59.9 million. The disposal had no impact on property and equipment, net in our Consolidated Balance Sheets as of September 30, 2015 or D&A in the Consolidated Statements of Operations and Comprehensive Loss for three and nine months ended September 30, 2015. In addition, during the three and nine months ended September 30, 2015, we recorded an impairment of $0.5 million and $5.7 million, respectively, related to gaming equipment assets for certain product lines that were discontinued as a result of the Bally acquisition. The impairment is included in D&A in our Consolidated Statements of Operations and Comprehensive Loss for the three and nine months ended September 30,

2015. There were no impairments of our gaming equipment fixed assets recorded for the three and nine months ended September 30, 2014.
As a result of our acquisition of Bally in the fourth quarter of 2014, we determined that we would consolidate our gaming manufacturing operations in Las Vegas, Nevada and sell our manufacturing facility in Waukegan, Illinois. As a result, we recorded a $9.4 million facility impairment in the fourth quarter of 2014. In June 2015 we ceased manufacturing operations at our Waukegan facility and are actively marketing the facility for sale. During the second quarter of 2015, we initiated plans to sell our facility in Reno, Nevada, and consolidate our operations in one of our leased facilities, which supports sales, distribution, WAP operations and development operations for our Gaming business. In June 2015, we recorded a $4.9 million impairment of this facility to adjust the carrying value to fair value less cost to sell. This charge is included in D&A in the Consolidated Statements of Operations and Comprehensive Loss for nine months ended September 30, 2015. Both the Waukegan and Reno facilities are part of our Gaming business segment and represented $27.5 million of land and buildings, which we have classified as held for sale within prepaid expenses, deposits and other current assets in our Consolidated Balance Sheets as of September 30, 2015. In August 2015, we executed an agreement to sell our Reno facility and the sale closed in November 2015.

(9) Intangible Assets and Goodwill
Intangible Assets
The following tables present certain information regarding our intangible assets as of September 30, 2015 and December 31, 2014. Amortizable intangible assets are being amortized on a straight-line basis over their estimated useful lives with no estimated residual value.

Intangible Assets	Gross Carrying Amount	Accumulated Amortization	Net Balance
Balance as of September 30, 2015
Amortizable intangible assets:
Patents	$20.4	$9.5	$10.9
Customer relationships	876.5	95.1	781.4
Licenses	366.4	128.6	237.8
Intellectual property	727.1	117.3	609.8
Trade names	97.5	—	97.5
Brand names	123.3	15.2	108.1
Non-compete agreements	0.3	0.3	—
	2,211.5	366.0	1,845.5
Non-amortizable intangible assets:
Trade names	97.4	2.1	95.3
Total intangible assets	$2,308.9	$368.1	$1,940.8

Balance as of December 31, 2014
Amortizable intangible assets:
Patents	$17.9	$8.4	$9.5
Customer relationships	883.2	46.7	836.5
Licenses	332.8	88.5	244.3
Intellectual property	736.3	19.5	716.8
Brand names	128.2	5.3	122.9
Non-compete agreements	0.3	0.2	0.1
Lottery contracts	1.5	1.5	—
	2,100.2	170.1	1,930.1
Non-amortizable intangible assets:
Trade names	323.6	2.1	321.5
Total intangible assets	$2,423.8	$172.2	$2,251.6

The aggregate intangible amortization expense for the three and nine months ended September 30, 2015 was $181.5 million and $331.8 million, respectively. The aggregate intangible amortization expense for the three and nine months ended September 30, 2014 was $18.1 million and $49.0 million, respectively. Amortization expense is excluded from cost of services, cost of product sales, cost of instant games and other operating expenses and is separately stated within D&A in the Consolidated Statements of Operations and Comprehensive Loss.
We conduct impairment tests of our indefinite-lived trade name assets annually in the fourth quarter and on an interim quarterly basis when events arise or circumstances change that indicate that it is more likely than not that the fair value is less than carrying value or when circumstances no longer continue to support an indefinite useful life. During the second quarter of 2015, as a result of an interim review of assets with indefinite useful lives, we recorded an impairment charge of $25.0 million to reduce the carrying value of one indefinite-lived trade name asset to its fair value.
During the third quarter of 2015 and in conjunction with both our introduction of a new SG-branded gaming cabinet and our step two impairment analysis for our SG gaming reporting unit goodwill as further described below, we determined that certain of our indefinite-lived trade name assets in our gaming business segment should be classified as finite-lived instead of indefinite-lived. In connection with this change, we performed a quantitative impairment test for our SG gaming related trade name assets which consisted of a comparison of the fair value of the assets to their carrying amount. If the carrying amount exceeds fair value, an impairment loss is recognized in an amount equal to that excess. We estimated the fair value of the trade names using the relief-from-royalty method, which uses several significant assumptions, including an estimate of useful life and revenue projections that consider historical and estimated future results, general economic and market conditions, as well as the impact of planned business and operational strategies. The following estimates and assumptions were also used in the relief-from-royalty method:

•	Royalty rates between 0.5% and 1.0% based on market observed royalty rates; and

•	A discount rate of 9.0% based on the required rate of return for the trade name assets.

Based on the estimated fair value of the trade names, we recorded a non-cash impairment charge of $103.6 million for the three ended September 30, 2015, which impairment is reflected in D&A in our Consolidated Statements of Operations and Comprehensive Loss. The change in useful life determination was treated as a change in estimate with the new $97.5 million carrying value of the trade names to be amortized on a straight-line basis over a fifteen-year period beginning in the fourth quarter of 2015. The fifteen-year estimated useful life is a matter of management judgment which we believe most accurately represents the period over which the trade names will contribute to the future cash flows of the gaming business segment and is consistent with our policies for assigning useful lives as disclosed in Note 1 (Description of the Business and Summary of Significant Accounting Policies) in our 2014 Annual Report on Form 10-K.
The aggregate amount of impairment charges for our trade name assets reflected in D&A in our Consolidated Statements of Operations and Comprehensive Loss for the three and nine months ended September 30, 2015 are $103.6 million and $128.6 million, respectively. No intangible asset impairments were recorded for the three and nine months ended September 30, 2014.
Goodwill
We evaluate goodwill at the reporting unit level by comparing the carrying value of each reporting unit to its fair value using a quantitative two-step impairment test in accordance with ASC 350-20. We conduct impairment tests of goodwill annually in the fourth quarter and on an interim quarterly basis when events arise or circumstances change that indicate that it is more likely than not that the fair value of a reporting unit is less than its carrying amount. If the indicated fair value of the reporting unit is greater than its carrying value, goodwill is not considered impaired. If the indicated fair value of the reporting unit is less than its carrying value, the amount of the impairment loss, if any, will be measured by comparing the indicated fair value of goodwill to its carrying value. Our reporting units as of September 30, 2015 include: instant products, U.S. lottery systems, international lottery systems, SG gaming, legacy U.K. gaming, casino management systems, table products, and interactive.

As of September 30, 2015, we have reviewed each of our reporting units for indicators of impairment, and, with the exception of the SG gaming reporting unit, we have not identified events or circumstances affecting our other seven reporting units which would indicate an impairment. Market-related factors negatively impacting gaming machine unit demand and the number of gaming machines leased by our customers coupled with fewer than anticipated new casino openings and expansions have resulted in continued declines in our gaming machine sales and participation game revenues. A prolonged reduction in customer spending on new gaming machine units, a lack of new casino openings, economic and political conditions impacting unit sales and participation game revenues in certain international jurisdictions, and cost reduction initiatives undertaken by certain of our customers during the quarter have all negatively impacted our SG gaming reporting unit. These conditions have culminated in a change in outlook for the SG gaming reporting unit during the third quarter of 2015 which we believe is an indicator of goodwill impairment. Our SG gaming reporting unit is included in our gaming operating segment, which is reflected in the segment table below.

We performed an interim step one goodwill analysis of our SG gaming reporting unit, and we determined that the indicated fair value of our SG gaming reporting unit was less than its carrying value. For purposes of the step one analysis under ASC 350-20, we estimated the fair value of the SG gaming reporting unit using both an income approach that analyzed projected discounted cash flows and a market approach that considered both comparable public companies as well as comparable industry transactions. In determining the fair value of our SG gaming reporting unit, we have given more weight to the income approach than to the market valuation approach due to a relatively small number of comparable companies within our industry and absence of a significant volume of recent comparable industry transactions.

In calculating the fair value of our SG gaming reporting unit using the income approach, we used projections of revenues, gross margin, operating costs and cash flows that considered historical and estimated future results, general economic and market conditions, as well as the impact of planned business and operational strategies. The following estimates and assumptions were also used in the discounted cash flow analysis:

•	A terminal profit margin percentage reflecting our historical and forecasted profit margins;

•	A terminal revenue growth rate of 2.0% based on long term nominal growth rate potential;

•	Assumptions regarding future capital expenditures reflective of maintaining our installed base of leased gaming machines and facilities under normalized operations; and

•	An overall discount rate of 9% based on our weighted average cost of capital for the SG gaming reporting unit.

Additionally, under the market approach, we used other significant observable inputs including various peer company comparisons and industry transaction data. Changes in these estimates or assumptions could materially affect the determination of fair value and the conclusions of the step one analysis for the reporting unit.

As the step one analysis indicated an impairment in the carrying value of the SG gaming unit, we then proceeded to perform a step two impairment analysis to determine the amount of goodwill impairment to be recorded. The amount of the impairment is calculated by comparing the implied fair value of the goodwill to its carrying amount, which requires us to allocate the fair value determined in the step one analysis to the individual assets and liabilities of the reporting unit. Any remaining fair value would represent the implied fair value of goodwill as of the testing date.

As of the filing date of this Quarterly Report on Form 10-Q, we have not completed our step two analysis due to its complexity. However, based on the work performed through the date of this filing, we recorded a $535.0 million non-cash impairment charge with no tax benefit to reduce the historical carrying value of our SG gaming goodwill to its implied fair value, which impairment is reflected in Goodwill impairment in our Consolidated Statements of Operations and Comprehensive Loss for the three and nine months ended September 30, 2015. This impairment charge does not impact our operations, compliance with our debt covenants or our cash flows. The carrying value of our SG gaming goodwill as of September 30, 2015 following the impairment charge is $1,483.7 million.

The completion of our step two analysis is subject to the finalization of fair values which we expect to complete prior to filing our 2015 Annual Report on Form 10-K. We believe that the preliminary estimate of the impairment charge is reasonable and represents our current good faith estimate of the amount of the impairment charge based on our analysis to date. We based our fair value estimates on assumptions that are subject to inherent uncertainty and there can be no assurance that no material adjustments to the preliminary estimate will be required as the step two analysis is finalized. Following completion of the analysis, we will adjust our preliminary estimate if necessary, and record any required adjustment in our consolidated financial statements for the year ended December 31, 2015.

The table below reconciles the change in the carrying amount of goodwill by business segment for the period from
December 31, 2013 to September 30, 2015.

Goodwill	Gaming	Lottery	Interactive	Totals
Balance as of December 31, 2013	$612.7	$513.9	$56.5	$1,183.1
Acquisitions	2,902.8	—	53.3	2,956.1
Foreign currency adjustments	(15.8)	(15.1)	—	(30.9)
Balance as of December 31, 2014	3,499.7	498.8	109.8	4,108.3
Foreign currency adjustments	(77.0)	(11.1)	—	(88.1)
Impairment	(535.0)	—	—	(535.0)
Balance as of September 30, 2015	$2,887.7	$487.7	$109.8	$3,485.2

(10) Software

	September 30, 2015	December 31, 2014
Software	$857.3	$812.1
Accumulated amortization	(330.3)	(219.4)
Software, net	$527.0	$592.7
Amortization expense for the three and nine months ended September 30, 2015 was $32.2 million and $112.0 million, respectively. Amortization expense for the three and nine months ended September 30, 2014 was $23.8 million and $74.7 million, respectively. Amortization expense is excluded from cost of services, cost of product sales, cost of instant games and other operating expenses and is separately stated within D&A in the Consolidated Statements of Operations and Comprehensive Loss.

(11) Equity Investments
The following provides an update for events that occurred during the nine months ended September 30, 2015 related to our equity method investments, which are disclosed in Note 11 (Equity Investments) in our 2014 Annual Report on Form 10-K.
Northstar Illinois
We own a 20% equity interest in Northstar Illinois, an entity formed with Gtech Corporation, a subsidiary of International Gaming Technology PLC, ("Gtech") to be the private manager for the Illinois lottery. Northstar Illinois manages the day-to-day operations of the lottery under a PMA with the State of Illinois which commenced in January 2011 and has a 10-year term. Northstar Illinois is responsible for annual shortfall payments to the Illinois Lottery to the extent predetermined net income targets in the PMA are not achieved. Under our supply agreement with Northstar Illinois, we are responsible for the design, development, manufacturing, warehousing and distribution of instant lottery games and are compensated based on a percentage of retail sales. In August 2014, we understand that the Governor’s office of the State of Illinois directed the Illinois Lottery to end the PMA with Northstar Illinois.
In December 2014, Northstar Illinois, the State of Illinois, SGI and Gtech entered into a termination agreement with respect to the PMA (the "2014 termination agreement"). In February 2015, the Illinois Governor’s Office sent a letter to Northstar Illinois stating that the Illinois Attorney General issued a written notice disapproving the 2014 termination agreement and that the Governor’s Office had directed the Illinois Lottery to enforce the terms of the PMA.
In August 2015, the parties entered into a new termination agreement that replaced the 2014 termination agreement. The new termination agreement, contemplates, among other things, (1) a $10.0 million net income shortfall payment for the lottery’s 2015 fiscal year, (2) termination of the PMA in January 2017 (subject to possible extension by mutual agreement of the State of Illinois and Northstar Illinois in 3- to 6-month increments), (3) that, following December 2014, Northstar Illinois will no longer be entitled to any incentive compensation payments and will no longer be liable for any shortfall payments following the $10 million shortfall payment for the lottery's 2015 fiscal year, (4) reimbursement of Northstar Illinois for certain costs it incurs in transitioning its obligations under the PMA, (5) continuation of our instant lottery game supply agreement (and Gtech’s lottery systems supply agreement) with Northstar Illinois until July 2017, subject to a reduced rate structure, and (6) our right to negotiate a new supply agreement with any manager that replaces Northstar Illinois and our ability to participate in the procurement process for such replacement manager.

During the second quarter of 2015 we recorded a charge of $2.0 million in earnings from equity investments in our Consolidated Statements of Operations and Comprehensive Loss for the nine months ended September 30, 2015, representing our 20% share of the $10 million net income shortfall payment for the lottery's 2015 fiscal year. Also during the second quarter of 2015, we recorded an adjustment to reduce revenue by $1.3 million which is reflected in our Consolidated Statements of Operations and Comprehensive Loss for the nine months ended September 30, 2015.
Sportech
In January 2014, we completed the sale of our 20% equity interest in Sportech for cash proceeds of £27.8 million, or $44.9 million, resulting in a gain of approximately £9.0 million, or $14.5 million, which is reflected as a gain on sale of equity interest in our Consolidated Statements of Operations and Comprehensive Loss for the nine months ended September 30, 2014.

GLB
During the nine months ended September 30, 2015, we received a dividend of RMB11.1 million, or $1.6 million.
ITL
During the nine months ended September 30, 2015, we received a distribution of capital of €7.3 million, or $8.1 million.
RCN
During the nine months ended September 30, 2015, we received a dividend of $2.9 million.
Hellenic Lotteries
During the nine months ended September 30, 2015, we received a dividend of €1.8 million, or $2.0 million and a distribution of capital of €10.7 million, or $12.0 million.
LNS
During the nine months ended September 30, 2015, we received a dividend of €12.9 million, or $14.5 million and a distribution of capital of €15.1 million, or $16.9 million.

(12) Long-Term and Other Debt
Outstanding Debt and Capital Leases
The following reflects our outstanding debt as of September 30, 2015 and December 31, 2014:

	September 30, 2015	December 31, 2014
Senior Secured Credit Facilities:
Revolver, varying interest rate, due 2018	$115.0	$185.0
Term Loan, varying interest rate, due 2020 (1)	2,251.5	2,267.6
Term Loan, varying interest rate, due 2021 (2)	1,967.6	1,980.3
2018 Notes	250.0	250.0
2020 Notes	300.0	300.0
2021 Notes (3)	348.1	347.8
Secured Notes	950.0	950.0
Unsecured Notes	2,200.0	2,200.0
Capital lease obligations, 3.9% interest as of September 30, 2015 payable monthly through 2019	28.0	35.3
Total long-term debt outstanding	8,410.2	8,516.0
Less: debt payments due within one year	(50.4)	(50.6)
Long-term debt, net of debt payments due within one year	$8,359.8	$8,465.4

(1)
Total of $2,259.7 million in principal amount less unamortized loan discount in the amount of $8.2 million as of September 30, 2015. Total of $2,277.0 million in principal amount less unamortized loan discount in the amount of $9.4 million as of December 31, 2014.

(2)
Total of $1,985.0 million in principal amount less unamortized loan discount in the amount of $17.4 million as of September 30, 2015. Total of $2,000.0 million in principal amount less unamortized loan discount in the amount of $19.7 million as of December 31, 2014.

(3)
Total of $350.0 million in principal amount less unamortized loan discount in the amount of $1.9 million as of September 30, 2015. Total of $350.0 million in principal amount less unamortized loan discount in the amount of $2.2 million as of December 31, 2014.

Senior Secured Credit Facilities
The Company and certain of its subsidiaries are party to a credit agreement dated as of October 18, 2013, by and among SGI, as the borrower, the Company, as a guarantor, Bank of America, N.A., as administrative agent, and the lenders and other agents party thereto (the "Credit Agreement"). Prior to the increase in the revolving credit facility and the assumption of the incremental term loans referred to below, the Credit Agreement provided for senior secured credit facilities in an aggregate principal amount of $2,600.0 million, including a $300.0 million revolving credit facility, which has dollar and multi-currency tranches, and a $2,300.0 million term B-1 loan facility.
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
On October 1, 2014, SGMS Escrow Corp., a 100% owned subsidiary of SGI, entered into an escrow credit agreement by and among SGMS Escrow Corp., as borrower, the lenders and other agents from time to time party thereto, and Bank of America, N.A., as administrative agent. The escrow credit agreement provided for $2,000.0 million of term loans, the net proceeds of which provided a portion of the funds used to finance the Bally acquisition. Upon the consummation of the Bally acquisition, the term loans under the escrow credit agreement were assumed by SGI as incremental term B-2 loans under the Credit Agreement.
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
Capital Lease Obligations
During the nine months ended September 30, 2015, we did not enter into any new capital lease arrangements and our remaining obligation at September 30, 2015 was $28.0 million.

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
These hedges are highly effective in offsetting changes in our future expected cash flows due to fluctuation in the three-month LIBOR rate associated with our variable rate debt. The effectiveness of these hedges is measured quarterly on a retrospective basis by comparing the cumulative change in the hedging instrument's fair value to the change in the hedged transaction's fair value. To the extent these hedges have no ineffectiveness, all gains and losses from these hedges are recorded in other comprehensive loss until the future underlying interest expense is incurred. Any realized gains or losses resulting from the hedges will be recognized (together with the hedged transaction) as interest expense in our Consolidated Statements of Operations and Comprehensive Loss. For the three and nine months ended September 30, 2015, we recorded losses, net of tax, of $1.7 million and $1.0 million, respectively, all of which is recorded in Other comprehensive loss in our Consolidated Statements of Operations and Comprehensive Loss related to these hedges. For the three and nine months ended September 30, 2014, we recorded a gain, net of tax, of $2.2 million and a loss, net of tax, of $4.2 million, respectively, all of which is recorded in other comprehensive loss in our Consolidated Statements of Operations and Comprehensive Loss related to these hedges. The fair value of these hedges as of September 30, 2015 was $14.9 million with a current portion of $8.2 million recorded in other current liabilities in our Consolidated Balance Sheets and $6.7 million recorded in other long-term liabilities in our Consolidated Balance Sheets. The fair value of these hedges as of December 31, 2014 was $9.5 million, which is recorded in other long-term liabilities in our Consolidated Balance Sheets. The hedges became effective in April 2015, and for the three and nine months ended September 30, 2015 we recorded realized gains of $0.6 million and realized losses of $1.1 million, respectively, which is recorded in interest expense in our Consolidated Statements of Operations and Comprehensive Loss. We categorized the interest rate swap contracts as Level 2 in the fair value hierarchy.
Other
In accordance with ASC 323, Investments - Equity Method and Joint Ventures, we record our share of a derivative instrument held by LNS. Changes in the fair value of the derivative instrument are recorded by LNS in other comprehensive income on LNS' statement of comprehensive income. During the three and nine months ended September 30, 2015 and 2014, our 20% share of the change associated with this derivative instrument was not material to other comprehensive loss in our Consolidated Statements of Operations and Comprehensive Loss and equity investments in our Consolidated Balance Sheets as of September 30, 2015 and December 31, 2014.
Items Measured at Fair Value on a Non-Recurring Basis
Our non-financial assets, which primarily consist of goodwill and other intangible assets are not required to be measured at fair value on a recurring basis, however, whenever events arise or circumstances change to indicate that the fair value of the asset is less than its carrying value, and at least annually for goodwill and indefinite-lived intangible assets, non-financial assets are tested for impairment, and if applicable, adjusted to fair value. As of September 30, 2015, the total of our non-financial assets that were required to be measured at fair value was $1,581.1 million. During the three months ended September 30, 2015, we recorded impairment charges of $535.0 million and $103.6 million related to our goodwill and trade name intangible assets, respectively. During the nine months ended September 30, 2015, we recorded impairment charges of $535.0 million and $128.6 million related to our goodwill and trade name intangible assets, respectively. Our assessment of goodwill and other intangible assets for impairment includes various Level 2 inputs, such as market multiples, discount rate, and royalty rates, and Level 3 inputs, such as cash flow projections. See Note 9, "Intangible Assets and Goodwill," for more information on the application of inputs used to measure fair value of goodwill and other intangible assets. As a result, we classify the items measured at fair value on a non-recurring basis within Level 3 in the fair value hierarchy.

(14) Stockholders’ (Deficit) Equity
The following table presents the change in the number of shares of our Class A common stock outstanding during the nine months ended September 30, 2015 and during the year ended December 31, 2014:

	Nine Months Ended September 30, 2015	Twelve Months Ended December 31, 2014
Shares outstanding as of beginning of period	85.1	85.2
Shares issued as part of equity-based compensation plans and the ESPP, net of RSUs surrendered	1.1	1.9
Common stock repurchases	—	(2.0)
Shares outstanding as of end of period	86.2	85.1
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
Accumulated Other Comprehensive Loss
During the three and nine months ended September 30, 2015 and 2014, the primary changes in accumulated other comprehensive loss were related to the foreign currency translation component. The foreign exchange rates that had the largest impact on our foreign currency translation in the three and nine months ended September 30, 2015 were the Euro, British Pound Sterling, Australian Dollar and Canadian Dollar. The foreign exchange rates that had the largest impact on our foreign currency translation in the three and nine months ended September 30, 2014 were the Euro and British Pound Sterling. There were no tax effects related to foreign currency translation gains and losses.

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

On January 1, 2015, the Company granted 0.3 million performance-conditioned RSUs with a grant date fair value of $13.26 and a three-year vesting schedule to one of the Company's executives.  Of the total award, half of the RSUs have three one-year performance targets and half have a three-year cumulative performance target. For the RSUs with one-year performance targets, one-third vest each year if specified performance targets are met.  In any year in which the performance targets are not achieved, that one-third will be canceled.  For the RSUs with the three-year performance target, the RSUs only vest at the end of the three-year period if specified cumulative performance targets are met.  If the performance targets are not met on December 31, 2017, the RSUs will be canceled.  If the performance targets are determined to be met following the conclusion of the performance period on December 31, 2017, the performance-conditioned units will vest and be distributed by no later than March 15, 2018
On April 27, 2015, the Company granted approximately 0.2 million performance-conditioned RSUs with a grant date fair value of $12.83 to certain executives, which awards are subject to three-year cliff vesting at the conclusion of the performance period, contingent upon the achievement of a specified performance target. Performance achievement is measured against the performance targets following the end of the performance period (December 31, 2017) and the RSUs will be cancelled if the threshold performance targets are not met. If the performance targets are determined to be met following the conclusion of the performance period on December 31, 2017, the performance-conditioned units will vest and be distributed by no later than March 15, 2018.
When we acquired Bally in November 2014, we consolidated the Bally 2010 Long Term Incentive Plan (amended and restated in 2013) (the “Legacy Bally Plan”) with and into the Company’s 2003 Incentive Compensation Plan (the “2003 Plan”) such that the Legacy Bally Plan became a sub-plan of the 2003 Plan with respect to the Bally awards that we assumed (discussed below). In connection therewith, Bally equity awards that were not cashed out in connection with the acquisition were assumed and adjusted (using an exchange ratio based on the stock prices of Bally and the Company at the time of the acquisition) to become awards relating to approximately 1.4 million shares of our common stock. In addition, we assumed shares available for future awards under the Legacy Bally Plan that totaled (after adjustment using the exchange ratio) 3.4 million shares of our common stock (such shares, together with the shares underlying the assumed Bally equity awards, the “Legacy Bally Shares”).
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
    As a result of merging the Legacy Bally Plan into the 2003 Plan, as of September 30, 2015, we had approximately 5.1 million shares available for future grants of equity awards under the 2003 Plan plus available shares from a pre-existing equity-based compensation plan (excluding shares underlying outstanding awards). We also have outstanding stock options and RSUs granted as part of inducement awards that were not approved by our stockholders, as permitted by applicable stock exchange rules.
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
Stock Options
A summary of the changes in stock options outstanding during the nine months ended September 30, 2015 is presented below:

	Number of Options	Weighted Average Remaining Contract Term (Years)	Weighted Average Exercise Price	Aggregate Intrinsic Value
Options outstanding as of December 31, 2014	1.6	6.3	$11.61	$4.0
Granted	0.2		12.04	—
Exercised	(0.3)		9.83	0.9
Canceled	—			—
Options outstanding as of March 31, 2015	1.5	7.2	$11.78	$1.2
Granted	0.6		12.83	—
Exercised	(0.1)		9.10	0.2
Canceled	(0.1)		10.47	—
Options outstanding as of June 30, 2015	1.9	7.9	$12.24	$7.1
Granted	—		—	—
Exercised	—		—	—
Canceled	—		—	—
Options outstanding as of September 30, 2015	1.9	7.8	$12.29	$1.0
Options exercisable as of September 30, 2015	0.8	5.7	11.25	$0.8
The weighted average grant date fair value of options awarded during the three months ended September 30, 2015, June 30, 2015, and March 31, 2015 was $7.56, $6.43 and $6.05, respectively. For the three and nine months ended September 30, 2015, we recognized stock-based compensation expense of $0.6 million and $1.5 million, respectively, related to the service period of stock options and a related tax benefit of $0.2 million and $0.6 million, respectively. For the three and nine months ended September 30, 2014, we recognized stock-based compensation expense of approximately $0.3 million and $1.8 million, respectively, related to the service period of stock options and a related tax benefit of $0.1 million and $0.7 million, respectively.
As of September 30, 2015, we had unrecognized compensation expense of $6.3 million relating to stock option awards that is scheduled to be expensed over a weighted average period of approximately two years.
Restricted Stock Units
A summary of the changes in RSUs outstanding during the nine months ended September 30, 2015 is presented below:

	Number of RSUs	Weighted Average Grant Date Fair Value Per RSU
Unvested units as December 31, 2014	5.0	$13.12
Granted	0.3	13.15
Vested	(0.7)	12.72
Canceled	(0.3)	15.08
Unvested units as of March 31, 2015	4.3	$13.39
Granted	2.4	12.90
Vested	(0.2)	10.53
Canceled	(0.1)	14.32
Unvested units as of June 30, 2015	6.4	$13.27
Granted	0.1	15.18
Vested	(0.2)	13.48
Canceled	(0.3)	13.82
Unvested Units as of September 30, 2015	6.0	13.21
For the three and nine months ended September 30, 2015, we recognized stock-based compensation expense of $6.6 million and $17.6 million, respectively, related to the service period of RSUs and a related tax benefit of $2.5 million and $6.5 million, respectively. For the three and nine months ending September 30, 2014 we recognized stock-based compensation of $4.3 million and $15.9 million respectively, related to the service period of RSUs and a related tax benefit of $1.6 million and $5.9 million, respectively.

As of September 30, 2015, we had unrecognized compensation expense of $60.6 million relating to RSUs that is scheduled to be expensed over a weighted average period of approximately two years.

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
The following table sets forth the combined amount of net periodic benefit cost recognized for the three and nine months ended September 30, 2015 and 2014:

	Three Months Ended September 30,		Nine Months Ended September 30,
	2015	2014	2015	2014
Components of net periodic pension benefit cost:
Service cost	$0.7	$0.7	$2.1	$1.9
Interest cost	1.2	1.3	$3.6	$3.9
Expected return on plan assets	(1.7)	(1.6)	$(5.1)	$(4.9)
Amortization of actuarial gains	0.3	0.2	$1.0	$0.5
Curtailment	—	—	$—	$0.2
Amortization of prior service costs	(0.1)	(0.1)	$(0.2)	$(0.2)
Net periodic cost	$0.4	$0.5	$1.4	$1.4
We presently have two 401(k) plans for U.S.-based employees. Those employees who participate in our 401(k) plan are eligible to receive matching contributions. For the Scientific Games 401(k) plan, we match 35% of a participant's contributions, up to the first 6% of their compensation (as defined in the plan document). In connection with the WMS acquisition, we assumed WMS' existing 401(k) plan and effective January 1, 2015 combined it with the Scientific Games 401(k) plan. In connection with the Bally acquisition, we assumed Bally's existing 401(k) plan. The plan was adopted for domestic employees of Bally Technologies, Inc. and all its domestic subsidiaries and matches 50% of any participant's contributions, up to the first 6% of their compensation (as defined in the plan document).

(17) Income Taxes
The effective income tax rates on the net loss before income taxes of 10.6% and 19.4% for the three and nine months ended September 30, 2015, respectively, and (8.4)% and (10.7)% for the three and nine months ended September 30, 2014, respectively, were determined using an estimated annual effective tax rate after considering any discrete items for such periods. The effective tax rate benefit in the three and nine months ended September 30, 2015 was unfavorably impacted by a nondeductible goodwill impairment. As a result of the release of the valuation allowance on our U.S. deferred tax assets during the December 2014 quarter, the estimated annual effective tax rate for the three and nine months ended September 30, 2015 included the benefit of the U.S. tax loss.
Our effective income tax rate on foreign earnings is impacted by the mix of income and the statutory tax rates in our foreign jurisdictions, which range from a low of 0% to a high of 35%. The foreign jurisdictions that had the most impact on our foreign income tax expense (benefit) in the three and nine months ended September 30, 2015 included Australia, Bermuda, Canada, Ireland, India and the U.K.
(18) Litigation
The Company is involved in various legal proceedings, including those discussed below. We record an accrual for legal contingencies when it is both probable that a liability has been incurred and the amount or range of the loss can be reasonably estimated (although, as discussed below, there may be an exposure to loss in excess of the accrued liability). We evaluate our accruals for legal contingencies at least quarterly and, as appropriate, establish new accruals or adjust existing accruals to reflect (1) the facts and circumstances known to us at the time, including information regarding negotiations, settlements, rulings and other relevant events and developments, (2) the advice and analysis of counsel and (3) the assumptions and judgment of management. Legal costs associated with our legal proceedings are expensed as incurred. We had accrued liabilities of $13.9 million and $47.3 million for all of our legal matters that were contingencies as of September 30, 2015 and December 31, 2014, respectively. The decrease is primarily related to the €25.0 million payment to SNAI in February 2015, as discussed below.
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
In June 1999, Ecosalud filed a collection proceeding against SGI to enforce the liquidation resolution and recover the claimed damages. In May 2013, the Tribunal denied SGI’s merit defenses to the collection proceeding and issued an order of payment of approximately 90 billion Colombian pesos (approximately $29.1 million based on the recent exchange rates) plus default interest (potentially accrued since 1994 at a 12% statutory interest rate). SGI has filed an appeal to the Council of State, which appeal has stayed the payment order.
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
SNAI Litigation
On April 16, 2012, certain VLTs operated by SNAI S.p.a. ("SNAI") in Italy and supplied by Barcrest erroneously printed what appeared to be winning jackpot and other tickets with a face amount in excess of €400.0 million. SNAI has stated, and system data confirms, that no jackpots were actually won on that day. The terminals were deactivated by the Italian regulatory authority. Following the incident, we understand that the Italian regulatory authority revoked the certification of the version of the gaming system that Barcrest provided to SNAI and fined SNAI €1.5 million, but determined to not revoke SNAI’s concession to operate VLTs in Italy.
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
Bally Acquisition Litigation
Complaints challenging the Bally acquisition were filed in August 2014 in the District Court of Clark County, Nevada. The actions were putative class actions filed on behalf of the public stockholders of Bally and name as defendants Bally, its directors, Scientific Games Corporation and certain of its affiliates. The complaints generally alleged that the Bally directors breached their fiduciary duties in connection with their consideration and approval of the acquisition and that we aided and abetted those alleged breaches. The plaintiffs sought equitable relief, including to enjoin the acquisition, to rescind the acquisition if not enjoined, damages, attorneys’ fees and other costs.
All of the actions were consolidated under the caption In re Bally Technologies, Inc. Shareholders Litigation (C.A. No. A‑14‑ 705012‑B) (the "Nevada Action"). In October 2014, plaintiffs filed a motion for limited expedited discovery in connection with an anticipated motion to enjoin the proposed transaction. Following that, in October 2014, Bally and its directors filed a motion to dismiss the consolidated complaint and Scientific Games Corporation and its affiliates filed a motion to dismiss the count of the consolidated complaint alleging wrongdoing by Scientific Games Corporation and its affiliates. Following that, the plaintiffs withdrew their motion for expedited discovery and the parties entered into preliminary settlement discussions.

On October 17, 2014, following arm’s‑length negotiations, the parties to the Nevada Action entered into a Memorandum of Understanding ("MOU") under which they agreed in principle to settle all of the claims asserted in the Nevada Action on a class‑wide basis, subject to certain conditions, including confirmatory discovery by the plaintiffs in the Nevada Action and preliminary and final approval of the Nevada court, which would consider the fairness, reasonableness and adequacy of the settlement. Bally, Scientific Games and the other named defendants entered into the MOU solely to avoid the costs, risks and uncertainties inherent in litigation and without admitting any liability or wrongdoing, and vigorously denied, and continue to vigorously deny, the claims alleged in the Nevada Action.  The MOU provided that Bally would make certain supplemental disclosures about the transaction in a definitive proxy statement, which it did on October 20, 2014.
                On November 18, 2014, Bally's stockholders approved the Bally acquisition and the Bally acquisition was consummated on November 21, 2014.  After entering into the MOU, the plaintiffs completed confirmatory discovery and concluded that the settlement contemplated by the MOU was fair, reasonable and adequate and in the best interests of the Bally public stockholders.
                In April 2015, all parties to the Nevada Action entered into a definitive stipulation and agreement of compromise, settlement and release, providing for all claims that were or could be asserted in the Nevada Action to be dismissed with prejudice on a class-wide basis in accordance with the terms of the MOU, subject to court approval.  Subsequently, plaintiffs moved for preliminary approval of the settlement, class certification and notice to class members.  The Nevada court approved the motion for preliminary approval in June 2015. In October 2015, the Nevada court dismissed the matter with prejudice, approved the settlement, and awarded $450,000 to be paid by the Company for plaintiff's' attorneys fees.
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
Shuffle Tech Matter
In April 2015, Shuffle Tech International, LLC, Aces Up Gaming, Inc. and Poydras-Talrick Holdings LLC brought a civil action in the United States District Court for the Northern District of Illinois against the Company, Bally Technologies, Inc. and Bally Gaming, Inc., alleging monopolization of the market for card shufflers in violation of federal antitrust laws, fraudulent procurement of patents on card shufflers, unfair competition and deceptive trade practices. Specifically, the plaintiffs claim that the defendants utilized certain shuffler patents in a predatory manner to create and maintain a monopoly in the relevant shuffler market. The plaintiffs seek damages, including not less than $100.0 million in compensatory damages, and injunctive and declaratory relief. In June 2015, the defendants filed a motion to dismiss. In October 2015, the court dismissed all of the plaintiffs’ claims against Bally Technologies, Inc. and Bally Gaming, Inc. with prejudice except for the claims of violation of antitrust laws related to the fraudulent procurement of patents on card shufflers. We intend to vigorously defend against the claims asserted in the lawsuit.

(19) Supplemental Disclosure of Cash Flow Information
Additional cash flow information is presented below:

	Nine Months Ended September 30,
	2015	2014
Interest paid	$424.4	$109.0
Income tax refunds, net of payments	$(9.1)	$(31.6)
Nine months ended September 30, 2015

During the nine months ended September 30, 2015, we recorded approximately $9.1 million of non-cash other assets and related long-term liabilities related to license agreements with minimum guaranteed obligations entered into during the period.
There were no other significant non-cash investing or financing activities for the nine months ended September 30, 2015.
Nine months ended September 30, 2014
On March 31, 2014, we entered into a new leasing arrangement with ITL for the lease of gaming machines in connection with a long-term services contract with a customer and recorded a non-cash capital lease liability of $42.8 million during the three months ended June 30, 2014. We recorded no additional non-cash capital lease assets during the three months ended September 30, 2014.
During the nine months ended September 30, 2014 we recorded approximately $115 million of non-cash other assets and related long-term liabilities related to license agreements with minimum guaranteed obligations entered into during the period.
During the nine-months ended September 30, 2014 we made a non-cash capital contribution of $10.8 million to Northstar Illinois.
There were no other significant non-cash investing or financing activities for the nine months ended September 30, 2014.

(20) Financial Information for Guarantor Subsidiaries and Non-Guarantor Subsidiaries
We conduct substantially all of our business through our U.S. and foreign subsidiaries. SGI’s obligations under the Credit Agreement, the 2020 Notes, the 2021 Notes, the Secured Notes and the Unsecured Notes are fully and unconditionally and jointly and severally guaranteed by Scientific Games Corporation (the “Parent Company”) and substantially all of our 100%-owned U.S. subsidiaries other than SGI (the “Guarantor Subsidiaries”). Our 2018 Notes, which were issued by the Parent Company, are fully and unconditionally and jointly and severally guaranteed by substantially all of our 100%-owned U.S. subsidiaries, including SGI. The guarantees of our 2018 Notes, 2020 Notes, 2021 Notes, Secured Notes and Unsecured Notes will terminate under the following customary circumstances: (1) the sale or disposition of the capital stock of the guarantor (including by consolidation or merger of the guarantor into another person); (2) the liquidation or dissolution of the guarantor; (3) the defeasance or satisfaction and discharge of the notes; (4) the release of the guarantor from any guarantees of indebtedness of the Parent Company and SGI (or, in the case of the 2018 Notes, the release of the guarantor from any guarantees of indebtedness of the Parent Company); and (5) in the case of the 2020 Notes, 2021 Notes, the Secured Notes and the Unsecured Notes, the proper designation of the guarantor as an unrestricted subsidiary pursuant to the indenture governing the 2020 Notes, 2021 Notes, Secured Notes and Unsecured Notes respectively.
Presented below is condensed consolidated financial information for (1) the Parent Company, (2) SGI, (3) the Guarantor Subsidiaries and (4) our 100%-owned foreign subsidiaries and our non-100%-owned U.S. and foreign subsidiaries (collectively, the “Non-Guarantor Subsidiaries”) as of September 30, 2015 and December 31, 2014 and for the three and nine months ended September 30, 2015 and 2014. The condensed consolidating financial information has been presented to show the nature of assets held by, and the results of operations and cash flows of, the Parent Company, SGI, the Guarantor Subsidiaries and the Non-Guarantor Subsidiaries assuming the guarantee structures of the Credit Agreement, the 2018 Notes, the 2020 Notes, the 2021 Notes, the Secured Notes and the Unsecured Notes were in effect at the beginning of the periods presented.
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
The impact of these corrections increased the Guarantor Subsidiaries’ total assets and stockholders’ equity each by $546.0 million, as well as increased the Non-Guarantor Subsidiaries’ total assets and stockholders’ equity each by $466.3 million all as compared to amounts previously disclosed as of December 31, 2014. The corrections also increased the net loss of the Guarantor Subsidiaries for the three and nine months September 30, 2014 by $1.7 million and $1.1 million, respectively, and decreased the net income of the Non-Guarantor Subsidiaries by $3.8 million and $11.3 million, respectively, for the three and nine months ended September 30, 2014. The corrections had no impact on the condensed consolidating statement of cash flows for the nine months ended September 30, 2014. The offsetting impact of these adjustments is reflected in the eliminating entries column as these corrections had no impact on our consolidated balance sheet, results of operations or cash flows for the prior periods presented. We believe the effects of the corrections are immaterial to our prior year condensed consolidating financial statements.

SCIENTIFIC GAMES CORPORATION AND SUBSIDIARIES
SUPPLEMENTAL CONDENSED CONSOLIDATING BALANCE SHEET
As of September 30, 2015

	Parent Company	SGI	Guarantor Subsidiaries	Non-Guarantor Subsidiaries	Eliminating Entries	Consolidated
Assets
Cash and cash equivalents	$17.3	$—	$6.8	$78.0	$—	$102.1
Restricted cash	—	—	17.1	0.1	—	17.2
Accounts receivable, net	—	78.9	204.1	187.6	—	470.6
Notes receivable, net	—	—	108.6	54.5	—	163.1
Inventories	—	35.9	108.9	114.5	(15.5)	243.8
Other current assets	17.7	26.6	166.9	61.5	—	272.7
Property and equipment, net	2.0	110.4	548.8	216.7	(9.5)	868.4
Investment in subsidiaries	3,562.2	876.9	758.2	—	(5,197.3)	—
Goodwill	—	253.6	2,311.8	919.8	—	3,485.2
Intangible assets, net	145.8	40.4	1,511.6	243.0	—	1,940.8
Intercompany balances	—	6,514.7	—	—	(6,514.7)	—
Software, net	20.0	32.4	413.2	61.4	—	527.0
Other assets	4.0	223.9	72.5	223.8	—	524.2
Total assets	$3,769.0	$8,193.7	$6,228.5	$2,160.9	$(11,737.0)	$8,615.1
Liabilities and stockholders’ (deficit) equity
Debt payments due within one year	$—	$43.0	$—	$7.4	$—	$50.4
Other current liabilities	47.8	167.7	221.9	126.6	—	564.0
Long-term debt, excluding current installments	250.0	8,089.2	—	20.6	—	8,359.8
Other long-term liabilities	54.0	58.9	455.0	53.8	—	621.7
Intercompany balances	4,397.9	—	1,886.0	230.7	(6,514.6)	—
Stockholders’ (deficit) equity	(980.7)	(165.1)	3,665.6	1,721.8	(5,222.4)	(980.8)
Total liabilities and stockholders’ (deficit) equity	$3,769.0	$8,193.7	$6,228.5	$2,160.9	$(11,737.0)	$8,615.1

SCIENTIFIC GAMES CORPORATION AND SUBSIDIARIES
SUPPLEMENTAL CONDENSED CONSOLIDATING BALANCE SHEET
As of December 31, 2014

	Parent Company	SGI	Guarantor Subsidiaries	Non-Guarantor Subsidiaries	Eliminating Entries	Consolidated
Assets
Cash and cash equivalents	$37.9	$0.1	$28.8	$105.0	$—	$171.8
Restricted cash	—	—	27.1	0.1	—	27.2
Accounts receivable, net	—	61.8	212.9	193.7	—	468.4
Notes receivable, net	—	—	136.6	52.1	—	188.7
Inventories	—	35.2	133.8	124.4	(27.8)	265.6
Other current assets	65.4	20.2	114.7	56.0	—	256.3
Property and equipment, net	0.5	119.5	660.4	241.7	(9.3)	1,012.8
Investment in subsidiaries	4,730.7	953.4	975.2	—	(6,659.3)	—
Goodwill	—	253.6	2,781.6	1,073.1	—	4,108.3
Intangible assets, net	162.0	42.2	1,761.8	285.6	—	2,251.6
Intercompany balances	—	6,580.0	—	—	(6,580.0)	—
Software, net	15.6	32.9	467.3	76.9	—	592.7
Other assets	2.8	255.4	96.8	296.8	—	651.8
Total assets	$5,014.9	$8,354.3	$7,397.0	$2,505.4	$(13,276.4)	$9,995.2
Liabilities and stockholders’ equity
Debt payments due within one year	$—	$43.0	$—	$7.6	$—	$50.6
Other current liabilities	68.9	119.8	247.2	173.8	—	609.7
Long-term debt, excluding current installments	250.0	8,187.7	—	27.7	—	8,465.4
Other long-term liabilities	136.2	74.0	593.7	61.7	—	865.6
Intercompany balances	4,555.9	(0.1)	1,637.9	386.3	(6,580.0)	—
Stockholders’ equity	3.9	(70.1)	4,918.2	1,848.3	(6,696.4)	3.9
Total liabilities and stockholders’ equity	$5,014.9	$8,354.3	$7,397.0	$2,505.4	$(13,276.4)	$9,995.2

SCIENTIFIC GAMES CORPORATION AND SUBSIDIARIES
SUPPLEMENTAL CONDENSED CONSOLIDATING STATEMENT OF
OPERATIONS AND COMPREHENSIVE LOSS
Three Months Ended September 30, 2015

	Parent Company	SGI	Guarantor Subsidiaries	Non-Guarantor Subsidiaries	Eliminating Entries	Consolidated
Revenue	$—	$106.5	$404.2	$236.9	$(76.0)	$671.6
Cost of services, cost of product sales and cost of instant games (1)	—	77.7	125.6	122.7	(76.0)	250.0
Selling, general and administrative	16.2	15.9	68.9	35.8	—	136.8
Research and development	—	0.8	37.9	7.2	—	45.9
Employee termination and restructuring	1.4	0.6	2.9	0.7	—	5.6
Depreciation and amortization	8.3	10.5	234.3	33.4	—	286.5
Goodwill impairment	—	—	460.2	74.8	—	535.0
Operating (loss) income	(25.9)	1.0	(525.6)	(37.7)	—	(588.2)
Interest expense	3.3	22.1	(192.0)	(0.2)	—	(166.8)
Other (expense) income, net	6.9	19.3	(8.2)	(22.5)	—	(4.5)
Net (loss) income before equity in (loss) income of subsidiaries and income taxes	(15.7)	42.4	(725.8)	(60.4)	—	(759.5)
Equity in (loss) income of subsidiaries	(745.9)	11.8	(93.2)	—	827.3	—
Income tax benefit (expense)	83.5	(0.1)	(0.9)	(1.2)	—	81.3
Net (loss) income	$(678.1)	$54.1	$(819.9)	$(61.6)	$827.3	$(678.2)

Other comprehensive (loss) income	(49.1)	(3.1)	56.9	(104.1)	50.4	(49.0)
Comprehensive (loss) income	$(727.2)	$51.0	$(763.0)	$(165.7)	$877.7	$(727.2)

(1) Exclusive of depreciation and amortization.

SCIENTIFIC GAMES CORPORATION AND SUBSIDIARIES
SUPPLEMENTAL CONDENSED CONSOLIDATING STATEMENT OF
OPERATIONS AND COMPREHENSIVE LOSS
Three Months Ended September 30, 2014

	Parent Company	SGI	Guarantor Subsidiaries	Non-Guarantor Subsidiaries	Eliminating Entries	Consolidated
Revenue	$—	$106.9	$221.2	$149.7	$(62.2)	$415.6
Cost of services, cost of product sales and cost of instant games (1)	—	79.0	91.2	91.2	(62.2)	199.2
Selling, general and administrative	19.5	16.8	40.4	18.9	—	95.6
Research and development	—	1.2	20.9	4.2	—	26.3
Employee termination and restructuring	(0.1)	—	1.4	0.6	—	1.9
Depreciation and amortization	1.2	11.8	67.7	19.7	—	100.4
Operating income (loss)	(20.6)	(1.9)	(0.4)	15.1	—	(7.8)
Interest expense	(0.2)	(16.2)	(29.1)	(0.2)	—	(45.7)
Other (expense) income, net	(7.0)	(6.1)	(7.9)	10.1	—	(10.9)
Net (loss) income before equity in (loss) income of subsidiaries and income taxes	(27.8)	(24.2)	(37.4)	25.0	—	(64.4)
Equity in (loss) income of subsidiaries	(38.8)	16.3	(5.5)	—	28.0	—
Income tax expense	(3.2)	(0.2)	—	(2.0)	—	(5.4)
Net (loss) income	$(69.8)	$(8.1)	$(42.9)	$23.0	$28.0	$(69.8)

Other comprehensive (loss) income	(55.1)	(5.4)	—	(55.7)	61.1	(55.1)
Comprehensive (loss) income	$(124.9)	$(13.5)	$(42.9)	$(32.7)	$89.1	$(124.9)

(1) Exclusive of depreciation and amortization.

SCIENTIFIC GAMES CORPORATION AND SUBSIDIARIES
SUPPLEMENTAL CONDENSED CONSOLIDATING STATEMENT OF
OPERATIONS AND COMPREHENSIVE LOSS
Nine Months Ended September 30, 2015

	Parent Company	SGI	Guarantor Subsidiaries	Non-Guarantor Subsidiaries	Eliminating Entries	Consolidated
Revenue	$—	$324.1	$1,267.1	$707.2	$(276.6)	$2,021.8
Cost of instant games, cost of services and cost of product sales (1)	—	238.0	410.4	408.9	(276.6)	780.7
Selling, general and administrative	47.8	50.5	214.0	111.3	—	423.6
Research and development	—	3.6	115.0	22.2	—	140.8
Employee termination and restructuring	4.6	1.5	9.8	3.1	—	19.0
Depreciation and amortization	24.3	30.1	533.9	104.6	—	692.9
Goodwill impairment	—	—	460.2	74.8	—	535.0
Operating (loss) income	(76.7)	0.4	(476.2)	(17.7)	—	(570.2)
Interest expense	(0.6)	(97.2)	(399.3)	(0.4)	—	(497.5)
Other (expense) income, net	24.9	55.2	(77.0)	(11.1)	—	(8.0)
Net (loss) income before equity in (loss) income of subsidiaries and income taxes	(52.4)	(41.6)	(952.5)	(29.2)	—	(1,075.7)
Equity in (loss) income of subsidiaries	(1,027.2)	41.1	(89.9)	—	1,076.0	—
Income tax benefit (expense)	212.9	(0.2)	2.0	(5.8)	—	208.9
Net (loss) income	$(866.7)	$(0.7)	$(1,040.4)	$(35.0)	$1,076.0	$(866.8)

Other comprehensive income (loss)	(136.2)	(12.9)	48.4	(181.3)	145.9	(136.1)
Comprehensive (loss) income	$(1,002.9)	$(13.6)	$(992.0)	$(216.3)	$1,221.9	$(1,002.9)

(1) Exclusive of depreciation and amortization.

SCIENTIFIC GAMES CORPORATION AND SUBSIDIARIES
SUPPLEMENTAL CONDENSED CONSOLIDATING STATEMENT OF
OPERATIONS AND COMPREHENSIVE LOSS
Nine Months Ended September 30, 2014

	Parent Company	SGI	Guarantor Subsidiaries	Non-Guarantor Subsidiaries	Eliminating Entries	Consolidated
Revenue	$—	$317.1	$655.0	$428.4	$(179.9)	$1,220.6
Cost of instant games, cost of services and cost of product sales (1)	—	235.0	270.5	248.7	(179.8)	574.4
Selling, general and administrative	51.6	50.9	122.5	57.6	—	282.6
Research and development	—	2.3	62.5	12.2	—	77.0
Employee termination and restructuring	1.9	0.2	5.5	4.8	—	12.4
Depreciation and amortization	6.7	32.1	187.5	64.2	—	290.5
Operating (loss) income	(60.2)	(3.4)	6.5	40.9	(0.1)	(16.3)
Interest expense	(2.5)	(62.7)	(77.0)	(0.7)	—	(142.9)
Other (expense) income, net	(39.6)	(9.2)	(8.7)	47.5	—	(10.0)
Net (loss) income before equity in (loss) income of subsidiaries and income taxes	(102.3)	(75.3)	(79.2)	87.7	(0.1)	(169.2)
Equity in (loss) income of subsidiaries	(71.7)	51.4	(12.5)	—	32.8	—
Income tax expense	(13.2)	(0.3)	—	(4.5)	—	(18.0)
Net (loss) income	$(187.2)	$(24.2)	$(91.7)	$83.2	$32.7	$(187.2)

Other comprehensive income (loss)	(51.4)	(2.4)	(0.3)	(45.6)	48.3	(51.4)
Comprehensive (loss) income	$(238.6)	$(26.6)	$(92.0)	$37.6	$81.0	$(238.6)

(1) Exclusive of depreciation and amortization.

SCIENTIFIC GAMES CORPORATION AND SUBSIDIARIES
SUPPLEMENTAL CONDENSED CONSOLIDATING STATEMENT OF CASH FLOWS
Nine months ended September 30, 2015

	Parent Company	SGI	Guarantor Subsidiaries	Non-Guarantor Subsidiaries	Eliminating Entries	Consolidated
Net cash provided by (used in) operating activities	$(11.5)	$44.3	$85.2	$137.5	$—	$255.5
Cash flows from investing activities:						—
Capital expenditures	(12.8)	(19.7)	(169.9)	(31.2)	—	(233.6)
Distributions of capital on equity investments	—	1.0	—	36.0	—	37.0
Restricted Cash	—	—	9.3	—	—	9.3
Other	—	(0.1)	5.1	5.1	—	10.1
Intercompany balances	—	77.2	—	—	(77.2)	—
Net cash provided by (used in) investing activities	(12.8)	58.4	(155.5)	9.9	(77.2)	(177.2)
Cash flows from financing activities:
Net proceeds/payments on long-term debt	—	(102.3)	—	(6.5)	—	(108.8)
Payments on license obligations	(19.5)	—	(12.5)	—	—	(32.0)
Net issuance (redemptions) of common stock under stock-based compensation plans	0.5	—	(37.1)	(110.2)	147.2	0.4
Contingent earnout payments	—	—	(0.5)	—	—	(0.5)
Other, principally intercompany balances	22.7	—	99.0	(51.7)	(70.0)	—
Net cash provided by (used in) financing activities	3.7	(102.3)	48.9	(168.4)	77.2	(140.9)
Effect of exchange rate changes on cash	—	(0.5)	(0.6)	(6.0)	—	(7.1)
(Decrease) increase in cash and cash equivalents	(20.6)	(0.1)	(22.0)	(27.0)	—	(69.7)
Cash and cash equivalents, beginning of period	37.9	0.1	28.8	105.0	—	171.8
Cash and cash equivalents, end of period	$17.3	$—	$6.8	$78.0	$—	$102.1

SCIENTIFIC GAMES CORPORATION AND SUBSIDIARIES
SUPPLEMENTAL CONDENSED CONSOLIDATING STATEMENT OF CASH FLOWS
Nine months ended September 30, 2014

	Parent Company	SGI	Guarantor Subsidiaries	Non-Guarantor Subsidiaries	Eliminating Entries	Consolidated
Net cash provided by (used in) operating activities	$(79.2)	$19.8	$160.0	$132.8	$—	$233.4
Cash flows from investing activities:
Capital expenditures	(8.4)	(23.9)	(113.3)	(30.7)	—	(176.3)
Equity method investments	—	—	—	(43.3)	—	(43.3)
Distributions of capital on equity investments	—	(1.3)	—	46.7	—	45.4
Proceeds on sale of equity interest	—	—	—	44.9	—	44.9
Other	(9.6)	29.2	(0.6)	16.1	(35.7)	(0.6)
Intercompany balances	—	18.8	(44.9)	—	26.1	—
Net cash provided by (used in) investing activities	(18.0)	22.8	(158.8)	33.7	(9.6)	(129.9)
Cash flows from financing activities:
Net payments on long-term debt and financing related costs	—	(42.3)	—	(9.9)	—	(52.2)
Payments of license obligations	—	—	(7.0)	—	—	(7.0)
Common stock repurchases	(29.5)	—	—	—	—	(29.5)
Contingent earnout payments	—	—	(7.0)	(3.2)	—	(10.2)
Net issuance (redemptions) of common stock under stock-based compensation plans	(19.1)	—	—	(35.7)	35.7	(19.1)
Other, principally intercompany balances	126.2	—	—	(100.1)	(26.1)	—
Net cash provided by (used in) financing activities	77.6	(42.3)	(14.0)	(148.9)	9.6	(118.0)
Effect of exchange rate changes on cash	—	—	(0.3)	(6.4)	—	(6.7)
(Decrease) increase in cash and cash equivalents	(19.6)	0.3	(13.1)	11.2	—	(21.2)
Cash and cash equivalents, beginning of period	56.0	—	24.4	73.3	—	153.7
Cash and cash equivalents, end of period	$36.4	$0.3	$11.3	$84.5	$—	$132.5

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

BUSINESS OVERVIEW
We are a leading developer of technology-based products and services and associated content for the worldwide gaming and lottery industries. Our portfolio includes gaming machines and game content, casino-management systems, table game products and services, instant and draw-based lottery games, server-based gaming and lottery systems, sports betting technology, lottery content and services, loyalty and rewards programs and interactive gaming. We also gain access to technologies and pursue global expansion through strategic acquisitions and equity investments.
Impact of Bally Acquisition
On November 21, 2014, we acquired Bally for $5.1 billion (including the refinancing of approximately $1.9 billion of existing Bally indebtedness), creating one of the largest diversified global gaming suppliers. For additional information regarding the Bally acquisition, please see Note 3 (Acquisitions) in this Quarterly Report on Form 10-Q.
Our consolidated results of operations for the three and nine months ended September 30, 2015 were significantly impacted by the inclusion of the results of operations of Bally in our Gaming and Interactive segment results of operations and by higher interest expense associated with the additional indebtedness incurred to finance the Bally acquisition. Results for the three and nine months ended September 30, 2014 do not include results of operations for Bally. We remain focused on successfully integrating Bally, completing the integration of WMS and achieving anticipated cost savings by implementing our plans to streamline our operations and cost structure. We are also focused on positioning the Company for profitable growth by leveraging our core strengths and capabilities to enhance our portfolio of products and services and to expand market penetration worldwide. We anticipate our future results of operations will benefit from these efforts, although we expect these benefits to be offset to some extent by certain one-time incremental operating costs and capital expenditures in 2015 and 2016 related to our contemplated integration activities. We also expect to incur additional costs during 2015 to position ourselves to capitalize on longer-term revenue synergy opportunities.
Segments
We report our operations in three business segments—gaming, lottery and interactive—representing our different products and services. In connection with the Bally acquisition in the fourth quarter of 2014, we reviewed our operating and business segments in light of certain changes in the financial information regularly reviewed by our chief executive officer and other factors. Based on this review, we combined our previous lottery-related Instant Products and Lottery Systems business segments into one "Lottery" segment. We also determined that the interactive operating segment should be disclosed as a separate business segment and not aggregated with the gaming operating segment, reflecting the growth of the interactive operating segment. These changes, which were effective prior to December 31, 2014, had no impact on our consolidated financial statements for any periods. Business segment information for the three and nine months ended September 30, 2014 has been adjusted to reflect this change. See "Business Segment Results" below and Note 2 (Business Segments) in this Quarterly Report on Form 10-Q for additional business segment information.
Goodwill and Intangible Asset Impairment Charges
During the third quarter of 2015, we recorded an estimated $535 million non-cash impairment charge with no tax benefit to reduce the carrying value of our SG gaming reporting unit goodwill to its indicated fair value. As of the date of this filing, our goodwill impairment analysis is not complete and the impairment charge is subject to change pending the finalization of our analysis. Following completion of our analysis, we will adjust our preliminary estimate if necessary, and record any required adjustment, which could be material, in our consolidated financial statements for the year ended December 31, 2015. This impairment charge does not impact our operations, compliance with our debt covenants or our cash flows.

During the third quarter of 2015 and in conjunction with both our introduction of a new SG-branded gaming cabinet and our step two impairment analysis for our SG gaming reporting unit goodwill described above, we determined that certain of our indefinite-lived trade name assets in our gaming business segment should be classified as finite-lived assets instead of indefinite-lived assets. In connection with this change, we performed a quantitative impairment test for our SG gaming related trade name assets and recorded a non-cash impairment charge of $103.6 million was based on the estimated fair value of the trade names. The impairment is reflected in D&A in our Consolidated Statements of Operations and Comprehensive Loss for the three and nine months ended September 30, 2015.

During the second quarter of 2015, as a result of an interim review of assets with indefinite useful lives, we recorded an impairment charge of $25.0 million to reduce the carrying value of one indefinite-lived trade name asset to its fair value.

The aggregate amount of impairment charges for our trade name assets reflected in D&A in our Consolidated Statements of Operations and Comprehensive Loss for the three and nine months ended September 30, 2015 are $103.6 million and $128.6 million, respectively.

No intangible asset impairments were recorded for the three and nine months ended September 30, 2014.
For additional information regarding these impairment charges, see Note 9 (Intangible Assets and Goodwill) in this Quarterly Report on Form 10-Q.

Foreign Exchange
Our results are impacted by changes in foreign currency exchange rates as of result of the translation of foreign functional currencies into U.S. dollars and the re-measurement of foreign currency transactions or balances. The impact of foreign currency exchange rate fluctuations represents the difference between current rates and prior-period rates applied to current activity. We derived approximately 40% and 49% of our revenue from sales to customers outside of the U.S. for the years ended December 31, 2014 and 2013, respectively. We have exposure to foreign currency volatility, particularly the British Pound Sterling, the Euro, and the Australian Dollar, which represented $59.3 million, or 8.8%, $26.8 million, or 4.0%, and $25.1 million, or 3.7%, respectively, of our revenue for the three months ended September 30, 2015 and $176.4 million, or 8.7%, $78.4 million, or 3.9%, and $82.2 million, or 4.1%, respectively, of our revenue for the nine months ended September 30, 2015. We also have foreign currency exposure related to certain of our equity investments. Our earnings from our Euro-denominated equity investment in LNS were $2.7 million and $4.0 million for the three months ended September 30, 2015 and 2014, respectively and $9.4 million and $14.6 million for the nine months ended September 30, 2015 and 2014, respectively. See "Quantitative and Qualitative Disclosures About Market Risk" in Item 7A of our 2014 Annual Report on Form 10-K for further information regarding our foreign currency exchange exposures.

Three Months Ended September 30, 2015 Compared to Three Months Ended September 30, 2014

CONSOLIDATED RESULTS

			Variance for the
(in millions)	Three Months Ended September 30,		Three Months Ended September 30,
	2015	2014	2015 vs. 2014
Revenue:
Services	$340.5	$182.8	$157.7	86.3%
Product sales	193.5	102.0	91.5	89.7%
Instant games	137.6	130.8	6.8	5.2%
Total revenue	671.6	415.6	256.0	61.6%
Operating expenses:
Cost of services (1)	85.5	69.6	15.9	22.8%
Cost of product sales (1)	87.4	59.9	27.5	45.9%
Cost of instant games (1)	77.1	69.7	7.4	10.6%
Selling, general and administrative	136.8	95.6	41.2	43.1%
Research and development	45.9	26.3	19.6	74.5%
Employee termination and restructuring	5.6	1.9	3.7	194.7%
Depreciation and amortization	286.5	100.4	186.1	185.4%
Goodwill impairment	535.0	—	535.0	n/m
Operating loss	(588.2)	(7.8)	(580.4)	n/m
Other (expense) income:
Interest expense	(166.8)	(45.7)	(121.1)	(265.0)%
Earnings (loss) from equity investments	3.0	(14.0)	17.0	n/m
Other (expense) income, net	(7.5)	3.1	(10.6)	n/m
Net loss before income taxes	(759.5)	(64.4)	(695.1)	n/m
Income tax benefit (expense)	81.3	(5.4)	86.7	n/m
Net loss	$(678.2)	$(69.8)	$(608.4)	(871.6)%

n/m - "not meaningful"
(1) Exclusive of depreciation and amortization.

Three Months Ended September 30, 2015 Compared to Three Months Ended September 30, 2014

Revenue
Consolidated revenue increased in each of our categories: services, product sales and instant games. The inclusion of Bally revenue increased our consolidated revenue by $295.3 million. Excluding Bally, consolidated revenue decreased by $39.3 million consisting of a $21.9 million decrease from our Gaming segment and $21.4 million decrease from our Lottery segment, partially offset by a $4.0 million increase in our Interactive segment. The change in consolidated revenue excluding Bally is inclusive of $15.4 million of unfavorable impact of foreign currency translation.
Services revenue, which includes our participation-based and other services revenue from our Gaming and Interactive segments and our lottery systems business, increased $157.7 million, primarily reflecting the inclusion of $156.4 million of Bally services revenue. The $91.5 million increase in product sales revenue reflected $138.9 million of Bally product sales revenue, a $22.4 million decline in our legacy gaming product sales revenue and a $25.0 million decline in product sales revenue from our lottery systems business. Instant games revenue increased $6.8 million due primarily to a $6.1 million increase in licensing and player loyalty revenue and a $1.7 million revenue increase from customers to which we supply tickets on a price-per-unit basis, partially offset by a $1.0 million decrease in revenue primarily from international customers that purchase tickets under participation-based contracts. Instant games revenue is inclusive of an unfavorable foreign currency translation impact of $3.9 million.

Cost of Revenue
Consolidated cost of revenue increased primarily as a result of higher revenue. Cost of services increased 22.8% compared to an increase in services revenue of 86.3%, reflecting a more profitable revenue mix primarily attributable to Bally services revenue. Cost of product sales increased 45.9% compared to an increase in product sales revenue of 89.7%, primarily reflecting the inclusion of cost of Bally product sales revenue. Cost of instant games increased 10.6% compared to an increase in instant games revenue of 5.2%, primarily due to a less profitable product mix.
SG&A
SG&A of $136.8 million increased by $41.2 million, primarily attributable to Bally partially offset by lower compensation expense and other cost savings in our legacy gaming businesses and Lottery segment due to the implementation of cost savings synergies in conjunction with the Bally and WMS acquisitions.
R&D
R&D of $45.9 million increased by $19.6 million, primarily attributable to Bally, partially offset by lower compensation expense and other cost savings due to the implementation of cost savings synergies in conjunction with the Bally and WMS acquisitions.
Employee Termination and Restructuring
Employee termination and restructuring costs of $5.6 million increased by $3.7 million, primarily attributable to our integration related restructuring plans in conjunction with the Bally and WMS acquisitions. No new restructuring plans were initiated during the three months ended September 30, 2015. For additional information regarding these charges, see Note 4 (Restructuring Plans) in this Quarterly Report on Form 10-Q.

D&A
D&A of $286.5 million increased by $186.1 million, primarily attributable to an impairment charge of $103.6 million to reduce the carrying value of two trade name assets to their fair values plus the impact of Bally, including incremental D&A related to the write up to fair value of assets acquired in the acquisition.

Goodwill Impairment
An estimate of a goodwill impairment charge related to our SG gaming reporting unit amounting to $535.0 million was recorded in the current period. Following completion of our analysis, we will adjust our preliminary estimate if necessary, and record any required adjustment, which could be material, in our consolidated financial statements for the year ended December 31, 2015. We believe that the preliminary estimate of the impairment charge is reasonable and represents our current good faith estimate of the impairment charge to be incurred based on our analysis to date. For additional information regarding this charge, see Note 9 (Intangible Assets and Goodwill) in this Quarterly Report on Form 10-Q.

Other Income and Expense

Interest expense of $166.8 million increased by $121.1 million due to the additional indebtedness incurred to finance the Bally acquisition. For additional information regarding our indebtedness, see Note 12 (Long-term and Other Debt) in this Quarterly Report on Form 10-Q.

Earnings from Equity Investments

The increase in earnings from equity investments of $17.0 million was primarily due to the non-recurrence of the $19.7 million non-cash impairment charge we recorded to write down our Northstar Illinois equity investment during the three months ended September 30, 2014. This increase was partially offset by lower earnings from our equity investments, primarily LNS and CSG, coupled with an unfavorable foreign currency translation impact. For additional information regarding our equity investments, see Note 11 (Equity Investments) in this Quarterly Report on Form 10-Q.

Income Tax Expense

The effective income tax rates on our net loss before income taxes of 10.6% and (8.4)% for the three months ended September 30, 2015 and 2014, respectively, were determined using an estimated annual effective tax rate after considering any discrete items for such periods, which for the 2015 period included no tax impact for the $535 million goodwill impairment charge. As a result of the release of the valuation allowance on our U.S. deferred tax assets during the December 2014 quarter, the estimated annual effective tax rate for the three months ended September 30, 2015 included the benefit of the U.S. tax loss.

Our effective income tax rate on foreign earnings is impacted by the mix of income and the statutory tax rates in our foreign jurisdictions, which range from a low of 0% to a high of 35%. The foreign jurisdictions that had the most impact on our foreign income tax expense (benefit) in the three months ended September 30, 2015 included Australia, Bermuda, Canada, India, Ireland and the U.K.

BUSINESS SEGMENTS RESULTS

GAMING
Our gaming business segment designs, develops, manufactures, markets and distributes a comprehensive portfolio of gaming products, systems and services. We provide our gaming portfolio to commercial casinos, Native American casinos, wide-area gaming operators such as LBOs, arcade and bingo operators in the U.K. and continental Europe, and government agencies and their affiliated operators.  Our equity investments in RCN and ITL are part of our gaming business segment.
We generate gaming revenue from services and product sales. Our services revenue includes lease revenue earned from WAP, premium and daily-fee participation gaming machines, other leased gaming machines (including VLTs and electronic table games), leased table products and services (including Shufflers), casino management technology solutions and systems, proprietary table game licensing and other services revenues.  Our product sales revenues include the sale of new and used gaming machines, electronic table games and VLTs, casino-management technology solutions and systems, table products, conversion kits (including game, hardware or operating system conversions) and spare parts.
Current Year Update
Our Gaming revenue increased during the three and nine months ended September 30, 2015 compared to the prior-year period, primarily due to the inclusion of revenue from Bally, as our legacy gaming revenues declined. We believe that challenging market conditions in the gaming industry adversely impacted our Gaming results for the three and nine months ended September 30, 2015 and could continue to negatively impact our results of operations. These challenges included: (1) lower demand in the Illinois VLT market than in the prior year as that market matures and fewer new locations were licensed by the gaming regulatory agency, (2) fewer new casino openings and expansions than in the prior-year period and casino closures in the prior year, resulting in lower demand for new gaming machines; (3) restrained investment in new gaming machines and table products by our existing customers; (4) a competitive market resulting in pricing pressures which negatively impacted our revenues from shipments of new gaming machines and our gaming operations business; (5) continuing government actions in Argentina, which limited our ability and our customers' ability to import our products for sale in Argentina; (6) political and economic conditions in Greece, resulting in a delay in the deployment of our VLTs; (7) delay of certain identified systems installation projects due to customer capital spending constraints; and (8) other economic and regulatory pressures that affect our business operations globally.

Due in large part to the challenging market conditions impacting the gaming industry described in Note 9 in this
Quarterly report on Form 10-Q, we performed an interim quantitative goodwill impairment analysis of our SG gaming reporting unit during the third quarter of 2015. Based on the results of our interim impairment analysis, we recorded an estimated $535 million non-cash impairment charge with no tax benefit to reduce the carrying value of our SG gaming goodwill to its implied fair value. This impairment charge does not impact our operations, compliance with our debt covenants or our cash flows. As of the date of this filing, our goodwill impairment analysis is not complete and the impairment charge is subject to change pending the finalization of our analysis. We believe that our preliminary estimate of the impairment charge is reasonable and represents our good faith estimate of the impairment charge to be incurred. Following completion of our analysis, we will adjust our preliminary estimate if necessary, and record any required adjustment, which could be material, in our consolidated financial statements for the year ended December 31, 2015.

During the second quarter of 2015, as a result of an interim review of assets with indefinite useful lives, we recorded an impairment charge of $25.0 million to reduce the carrying value of one indefinite-lived trade name asset to its fair value.

During the third quarter of 2015, as a result of our interim review of assets with indefinite useful lives, we recorded an impairment charge of $103.6 million to reduce the carrying value of two indefinite-lived trade name assets to their fair values. The aggregate amount of impairment charges for our trade name assets reflected in D&A in our Consolidated Statements of Operations and Comprehensive Loss for the three and nine months ended September 30, 2015 is $103.6 million and $128.6 million, respectively. No intangible asset impairments were recorded for the three and nine months ended September 30, 2014.
See Note 9 (Intangible Assets and Goodwill) in this Quarterly Report on Form 10-Q for additional information.

As anticipated, the U.K. government adopted a new RGD for remote gaming operators and implemented an increase to the MGD for certain gaming machines supplied to LBOs. These tax changes had a negative impact on revenue from the LBO operators for all contracts where we receive revenue based on the operator’s income net of tax. The U.K. government enacted restrictions on high stakes play in April 2015 and has also announced its intention to impose additional restrictions on betting shops and is considering additional regulations with respect to land-based and interactive gaming activities, any of which could negatively impact our U.K. land-based and interactive gaming businesses. We cannot predict the extent to which any of the foregoing could negatively affect our customers or our U.K. gaming business.
In March 2015, we signed a contract to provide OPAP S.A. ("OPAP") with 5,000 VLTs pursuant to OPAP's ten-year license to operate a network of 16,500 VLTs across Greece.  While deployment was expected to begin in the second quarter of 2015 and conclude by the end of 2015, political and economic issues in Greece have delayed the launch of the VLTs and placements may not begin until 2016.
In May 2015, we signed a contract to provide Penn National Gaming, Inc. ("Penn National") with a broad suite of our systems and game solutions including providing more than 400 new gaming machines at its Plainridge Park Casino. The casino opened during the second quarter of 2015.
In June 2015, we signed a contract to provide the Oregon Lottery with at least 2,000 VLTs. We began the deployment of the VLTs during the third quarter of 2015 with the shipment of 145 new units.
In June 2015, we signed a contract to place 3,000 self-service sports betting terminals in Ladbrokes plc shops in the UK and Ireland and to provide service for two and a half years. We deployed approximately 2,300 terminals during the third quarter of 2015 and expect to complete the deployment in the fourth quarter of 2015.
In July 2015, two of the largest betting shop operators in the U.K., Ladbrokes plc and Gala Coral Group Limited, announced that they intend to merge.  As these two operators are the largest customers of our U.K. gaming business, a merger could negatively impact our business. However, at this time we cannot predict the extent to which we would be impacted.
During the third quarter of 2015, we introduced our new Twinstar dual-screen video gaming cabinet with its next-generation ArgOS operating system and our new Dualos dual screen video gaming cabinet in Australia. We expect to ship our first Twinstar gaming cabinets beginning in December 2015 after receipts of required regulatory approvals of both the new cabinet and the new operating system. We shipped 385 new Dualos gaming cabinets in the third quarter.
In October 2015, we signed an enterprise-wide agreement with the Alberta Gaming and Liquor Commission to deploy a suite of Bally gaming system solutions connecting the more than 14,000 gaming machines in the 28 casino properties across the province.

Results of Operations and Key Performance Indicators for Gaming

			Variance for the
(in millions)	Three Months Ended September 30,		Three Months Ended September 30,
	2015	2014	2015 vs. 2014
Revenue:
Services	$244.3	$96.1	$148.2	154.2%
Product sales	184.8	68.3	116.5	170.6%
Total revenue	429.1	164.4	264.7	161.0%
Operating expenses:
Cost of services (1)	41.3	24.9	16.4	65.9%
Cost of product sales (1)	80.1	32.9	47.2	143.5%
Selling, general and administrative	70.3	28.7	41.6	144.9%
Research and development	39.4	21.5	17.9	83.3%
Employee termination and restructuring	3.2	0.9	2.3	255.6%
Depreciation and amortization	245.1	66.4	178.7	269.1%
Goodwill impairment	535.0	—	535.0	n/m
Operating loss	$(585.3)	$(10.9)	$(574.4)	n/m

Earnings from equity investments	$1.0	$1.3	$(0.3)	(23.1)%
n/m - "not meaningful"
(1) Exclusive of depreciation and amortization.

			Variance for the
	Three Months Ended September 30,		Three Months Ended September 30,
	2015	2014	2015 vs 2014
Key Performance Indicators:
WAP, premium and daily-fee participation units (1):
WAP participation units	5,036	3,625	1,411	38.9%
Premium and daily-fee participation units	17,331	4,722	12,609	267.0%
Installed base at period end	22,367	8,347	14,020	168.0%
Average installed base	22,553	8,194	14,359	175.2%
Average daily revenue per unit	$56.40	$74.98	$(18.58)	(24.8)%

Other participation and leased units (2):
Installed base at period end	45,405	27,418	17,987	65.6%
Average installed base	45,291	27,151	18,140	66.8%
Average daily revenue per unit	$15.78	$12.63	$3.15	24.9%

Gaming machine sales:
U.S. and Canadian new unit shipments	3,670	1,933	1,737	89.9%
International new unit shipments	2,585	1,362	1,223	89.8%
Total new unit shipments	6,255	3,295	2,960	89.8%
Average sales price per new unit	$16,287	$14,638	$1,649	11.3%

Table products:
Shufflers sold	485	—	485	n/m
Average sales price per unit	$16,522	$—	$16,522	n/m

Table products installed base at period end:
Shufflers leased	9,909	—	9,909	n/m
Proprietary table games	3,373	—	3,373	n/m
Table games progressive units, table side bets and add-ons	6,402	—	6,402	n/m
n/m - "not meaningful"

(1)
"WAP, premium and daily-fee participation units" comprise participation gaming machines (WAP, LAP (local-area progressives) and standalone units) generally without fixed-term lease periods. Certain units included as standalone premium units in the prior-year period are now included in "Other participation and leased units" and totaled 707 units in the three months ended September 30, 2014.

(2)
"Other participation and leased units" comprise server-based gaming machines, video lottery terminals, centrally determined gaming machines, electronic table seats ("ETS"), Class II and other leased units. Certain units included as standalone premium units in the prior-year period are now included in "Other participation and leased units" and totaled 707 units in the three months ended September 30, 2014.

Three Months Ended September 30, 2015 Compared to Three Months Ended September 30, 2014
Revenue
The $148.2 million increase in Gaming services revenue included $147.8 million of Bally service revenue. Bally service revenue included an unfavorable foreign currency translation impact of $1.1 million. Services revenue from our legacy gaming businesses was up slightly, primarily due to improved revenue per day partially offset by unfavorable foreign currency translation of $3.7 million and the impact of the increase in the RGD in the U.K. Our installed base of WAP, premium and daily-fee participation units increased by 14,020 units to 22,367 units as of September 30, 2015, reflecting the inclusion of 15,143 units from Bally, partially offset by a 1,123 unit decline in legacy gaming units. The average daily revenue for WAP, premium and daily-fee participation units declined by $18.58 primarily due to the inclusion of Bally units which had an average daily revenue of $42.09 during the three months ended September 30, 2015. The decline was partially offset by a 14% increase to $85.62 in average daily revenue from legacy gaming units relative to the prior-year period reflecting the higher-

earnings performance of legacy WAP and premium participation games and the removal of lower performing participation games by our customers. Our installed base of other participation and leased units rose 17,987 units to 45,405 units, reflecting the addition of 18,068 other participation and leased units within the Bally footprint and a 81 unit decrease in the installed base of our legacy gaming businesses. Average daily revenue for our other leased and participation units increased 24.9% to $15.78 compared to the prior-year period, primarily due to the addition of Bally units.
The $116.5 million increase in product sales revenue reflected the inclusion of $138.9 million of Bally product sales revenue, partially offset by a $22.4 million decline in the legacy gaming businesses' product sales revenue. Legacy gaming business and Bally product sales revenue had an unfavorable foreign currency translation impact of $0.4 million and $5.6 million, respectively. The 2,960 growth in new unit sales reflected the inclusion of 4,607 new unit sales by Bally and a decrease of 1,647 new unit sales from the legacy gaming businesses due to lower customer demand.
Operating Loss
Operating loss of $585.3 million increased by $574.4 million, primarily reflecting the recognition of a goodwill impairment charge of $535 million and an intangible asset impairment charge of $103.6 million, which was partially offset by the inclusion of Bally and benefits from cost savings associated with our integration initiatives which reduced our operating expenses. For additional information regarding the goodwill and trade names impairment charges, see Note 9 (Intangible Assets and Goodwill) in this Quarterly Report on Form 10-Q.
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
Our equity investments in LNS, Northstar Illinois, Northstar New Jersey, CSG, Hellenic Lotteries and GLB are included in the Lottery segment.
Current Year Update
The Company created the MONOPOLY MILLIONAIRES’ CLUBTM Game Show which began airing its first season in March of 2015. Contestants on the show are winners from second chance opportunities tied to lottery products sold by the Company's customers. Season 2 began filming in August of 2015 with the first episodes premiering in September of 2015. A total of ten thirty minute episodes were produced in the third quarter of 2015 with another ten episodes scheduled to be produced in the fourth quarter of 2015. Plans are underway for Season 3 to begin airing in September 2016.
In July 2015, we signed a one-year contract extension with the Massachusetts Lottery under which the Company will supply the Lottery with instant games, game design and marketing services.
In August 2015, we signed a five-year contract with the Montana Lottery under which the Company will provide instant games and related services. The contract includes extension opportunities for up to an additional 2 years.
In September 2015, we signed a new two-year contract with the Ohio Lottery to provide instant games as well as marketing, licensed brands and interactive services. The contract includes extension opportunities for up to 8 years.

In October 2015, we signed a one-year contract extension with the Iowa Lottery to provide a lottery system through June 2019.

In October 2015, we signed a one-year contract extension with the Maryland Lottery to provide both lottery system and player loyalty contracts through June 2017.

In November 2015, we signed a new five-year contract with the Arizona Lottery to provide facilities management services for the Lottery's central computer systems, software, data center operations, retailer telecommunications network, retail point-of-sale and player self-service technology and peripherals, in-store digital advertising content system, mobile applications and marketing services as well as technical and marketing staff support. The contract will replace a competitor's system and is effective as of August 31, 2015. The contract is expected to begin on or about August 31, 2016 and includes extension opportunities for up to an additional 5 years.

In August 2015, Northstar Illinois, the State of Illinois, SGI and Gtech entered into a new termination agreement with respect to the PMA that replaced a termination agreement signed in 2014. During the second quarter of 2015, we recorded a charge of $2.0 million in earnings from equity investments, representing our 20% share of the $10.0 million net income shortfall payment for the lottery's 2015 fiscal year and recorded an adjustment to reduce revenue by $1.3 million in our Consolidated Statements of Operations and Comprehensive Loss. For additional information regarding the new termination agreement, see Note 11 (Equity Investments) in this Quarterly Report on Form 10-Q.
We are the exclusive instant game validation network provider to the CSL under an agreement that expires in January 2016 and is not expected to be renewed or extended. We have seen a decline in our instant lottery game validation revenue and the instant game printing revenue of CSG, our printing joint venture in China, as CSL's retail sales of instant games have declined, which we believe is due in part to competition from other wagering products. We are currently seeking opportunities to continue providing our value-added services to the CSL, as well as additional business development opportunities to help replace our revenue and profit relating to our China lottery business following the expiration of the current CSL agreement. Until we are able to increase our revenue and profits from these other opportunities, or to the extent we are not able to do so, our operating results relating to our China lottery business will be adversely affected.
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
Based on third-party data, retail sales of U.S. lottery customers' draw games decreased 3% for both the three and nine months ended September 30, 2015 compared to the prior-year periods. Retail sales of instant games in Italy decreased 3% and 5% for the three and nine months ended September 30, 2015 compared to the prior-year periods. Our U.S. customers' total instant games retail sales increased 9% and 7% for the three and nine months ended September 30, 2015 compared to the prior-year periods, driven by strong performance in those states where we provide instant game product management services.

Results of Operations and Key Performance Indicators for Lottery

			Variance for the
(in millions)	Three Months Ended September 30,		Three Months Ended September 30,
	2015	2014	2015 vs. 2014
Revenue:
Services	$45.0	$48.2	$(3.2)	(6.6)%
Product sales	8.7	33.7	(25.0)	(74.2)%
Instant games	137.6	130.8	6.8	5.2%
Total revenue	191.3	212.7	(21.4)	(10.1)%
Operating expenses:
Cost of services (1)	27.2	30.4	(3.2)	(10.5)%
Cost of product sales (1)	7.3	27.0	(19.7)	(73.0)%
Cost of instant games (1)	77.1	69.7	7.4	10.6%
Selling, general and administrative	15.7	17.8	(2.1)	(11.8)%
Research and development	1.1	1.4	(0.3)	(21.4)%
Employee termination and restructuring	—	0.4	(0.4)	(100.0)%
Depreciation and amortization	21.6	24.9	(3.3)	(13.3)%
Operating income	$41.3	$41.1	$0.2	0.5%

Earnings (loss) from equity investments	$2.0	$(15.3)	$17.3	n/m

Key Performance Indicators:
Instant games by revenue type:
Participation contracts	$69.1	$70.2	$(1.1)	(1.6)%
Price-per-unit contracts	50.2	48.4	1.8	3.7%
Licensing and player loyalty contracts	18.3	12.2	6.1	50.0%
Total instant games revenue	$137.6	$130.8	$6.8	5.2%

Retail sales of instant games of U.S. instant game customers	$10,090	$9,298	$792	8.5%

Retail sales of U.S. lottery system customers (2)	$2,010	$2,065	$(55)	(2.7)%

Italy retail sales of instant games (in Euros)	€2,114	€2,185	€(71)	(3.2)%

(1)	Exclusive of depreciation and amortization.

(2)	U.S. lottery systems customers' retail sales primarily include retail sales of draw games, keno and instant games validated by the relevant system.

Three Months Ended September 30, 2015 Compared to Three Months Ended September 30, 2014

Revenue
Services revenue declined $3.2 million primarily due to the cessation of sales related to the loss of the Colorado lottery systems contract that took effect in October 2014 and lower international service revenue reflecting the end of one of our contracts in China as of June 30, 2015, partially offset by higher revenue from increased retail sales of POWERBALL® and MEGA MILLIONS® tickets. Services revenue also includes an unfavorable foreign currency translation impact of $1.8 million.
The $25.0 million decrease in product sales revenue was primarily due to lower hardware sales to international customers reflecting a lower level of demand and international lottery bid activity when compared to the prior quarter which had record revenue. Product sales revenue is inclusive of an unfavorable foreign currency translation impact of $4.9 million.
Instant games revenue increased $6.8 million due primarily to a $6.1 million increase in licensing and player loyalty revenue and a $1.8 million revenue increase from customers to which we supply tickets on a price-per-unit basis, partially offset by a $1.1 million decrease in revenue primarily from international customers that purchase tickets under participation-based contracts. Instant games revenue is inclusive of an unfavorable foreign currency translation impact of $3.9 million.
Operating Income
Operating income increased $0.2 million despite a 10% decrease in revenues, primarily due to a more profitable mix of business with greater instant game revenues which are generally more profitable and lower product sales revenues which are generally less profitable, and lower operating costs.
Earnings from equity investments
The increase in earnings from equity investments of $17.3 million was primarily due to the non-recurrence of the $19.7 million non-cash impairment charge we recorded during the three months ended September 30, 2014 to write down our Northstar Illinois equity investment. This increase was partially offset by lower earnings from our equity investments, primarily LNS and CSG, coupled with an unfavorable foreign currency translation impact. The decrease in earnings from LNS were driven by declines in retail sales in Italy and the decline in earnings from CSG were driven by declines in the CSL's retail sales of instant games.
INTERACTIVE
Within our Interactive segment, we generate revenue from the provision of interactive gaming products and services available via desktop and mobile devices for social gaming, RMG and SG Universe, the Company’s interactive product suite for land-based casinos. This revenue is included in services revenue in our Consolidated Statements of Operations and Comprehensive Loss.
In our social gaming business, we generate revenue from the sale of virtual coins or chips, which players can use to play (i.e., spin in the case of slot games, bet in the case of poker) our WMS and Bally, Barcrest and SHFL branded slot games, Dragonplay branded slot and poker games or third-party branded slot games. In our RMG business, we provide game content to real-money online casino operators, primarily in Europe. We host the play of our game content on our centrally-located servers (often referred to as remote game servers) that are integrated with the online casino operators’ websites. We typically earn a percentage of the operator’s net gaming revenue generated by the games we host.
Our SG Universe service features multiple platforms, including Mobile Concierge, Play4Fun and VenueBet, which empower land-based casinos to increase engagement with their players at home, on-the-go, and during each visit to the casino floor.  The Mobile Concierge platform provides casinos with the ability to customize marketing to players while giving players access to their loyalty reward credits and the ability to make on-property reservations.  The Play4Fun network allows land-based casinos to provide their players with the ability to play free versions of web-based and mobile slot and table games.  The VenueBet platform allows players to play their favorite casino games for real money on their mobile devices while anywhere on the casino property and while we have limited installations at this point, we expect to increase placements as regulators amend their regulations to permit such wagering.
Current Year Update
Late in the first quarter of 2015, we launched Quick Hit Slots, bringing premium Bally branded slots content to the social gaming space for the first time.  During the second quarter of 2015, we expanded our social gaming presence with the launch of Hot Shot Casino, the first social site containing Bally, WMS and Barcrest content.
In May 2015, we signed a contract to launch a suite of social gaming products at four Penn National properties.  Deployment at these properties began in the second quarter of 2015 and is expected to conclude in the first quarter of 2016.
During the third quarter of 2015, we continued to expand our interactive RMG business by launching our RMG products with nine new online casino operators. We also signed ten new contracts, including Four Winds Casino, Turning Stone Casino and Mohegan Tribal Gaming, for our SG Universe product suite during the third quarter increasing our total to 29 contracts representing over 50 land based casinos.  In addition, we launched ten new customers on our Play4Fun platform during the third quarter.

Results of Operations and Key Performance Indicators for Interactive

			Variance for the
(in millions)	Three Months Ended September 30,		Three Months Ended September 30,
	2015	2014	2015 vs. 2014
Revenue:
Services	$51.2	$38.5	$12.7	33.0%
Total revenue	51.2	38.5	12.7	33.0%
Operating expenses:
Cost of services (1)	17.0	14.3	2.7	18.9%
Selling, general and administrative	16.6	13.7	2.9	21.2%
Research and development	5.4	3.4	2.0	58.8%
Employee termination and restructuring	0.5	0.6	(0.1)	(16.7)%
Depreciation and amortization	5.4	3.4	2.0	58.8%
Operating income	$6.3	$3.1	$3.2	103.2%

Key Performance Indicators:
Social gaming:
Average MAU (2)	6.3	5.7	0.6	10.5%
Average DAU (3)	2.2	1.6	0.6	37.5%
ARPDAU (4)	$0.20	$0.23	$(0.03)	(13.0)%
n/m - "not meaningful"

(1)	Exclusive of depreciation and amortization.

(2)	MAU = Monthly Active Users, a count of unique visitors to our sites during a month.

(3)	DAU = Daily Active Users, a count of unique visitors to our sites during a day.

(4)	ARPDAU =Average daily revenue per DAU is calculated by dividing revenue by the DAU by the number of days for the period.

Three Months Ended September 30, 2015 Compared to Three Months Ended September 30, 2014

Revenue
The $12.7 million increase in Interactive services revenue reflects an increase in the legacy Interactive business of $4.1 million and revenue from Bally of $8.6 million. The revenue increase is primarily due to an increase in social casino MAU and DAU which reflects growth in player acquisition and retention, combined with the addition of the Bally social products. These increases were partially offset by a reduction in ARPDAU, also due to the addition of Bally which has a lower ARPDAU as compared to the legacy Interactive business.  In addition, revenue from RMG increased by $4.3 million due to the addition of new customers and growth of existing customers as a result of the launch of additional new games.
Operating Income
Operating income of $6.3 million increased by $3.2 million. The increase is due to higher revenue and improved scale of the legacy interactive business, partially offset by the impact from acquiring and integrating Bally.

Nine Months Ended September 30, 2015 Compared to Nine Months Ended September 30, 2014

CONSOLIDATED RESULTS

			Variance for the
(in millions)	Nine Months Ended September 30,		Nine Months Ended September 30,
	2015	2014	2015 vs. 2014
Revenue:
Services	$1,008.8	$538.9	$469.9	87.2%
Product sales	611.0	289.3	321.7	111.2%
Instant games	402.0	392.4	9.6	2.4%
Total revenue	2,021.8	1,220.6	801.2	65.6%
Operating expenses:
Cost of services (1)	274.6	200.7	73.9	36.8%
Cost of product sales (1)	293.2	161.2	132.0	81.9%
Cost of instant games (1)	212.9	212.5	0.4	0.2%
Selling, general and administrative	423.6	282.6	141.0	49.9%
Research and development	140.8	77.0	63.8	82.9%
Employee termination and restructuring	19.0	12.4	6.6	53.2%
Depreciation and amortization	692.9	290.5	402.4	138.5%
Goodwill impairment	535.0	—	535.0	n/m
Operating loss	(570.2)	(16.3)	(553.9)	n/m
Other (expense) income:
Interest expense	(497.5)	(142.9)	(354.6)	(248.1)%
Earnings (loss) from equity investments	9.4	(7.8)	17.2	n/m
Loss on early extinguishment of debt	—	(25.9)	25.9	100.0%
Gain on sale of equity investment	—	14.5	(14.5)	(100.0)%
Other (expense) income, net	(17.4)	9.2	(26.6)	n/m
Net loss before income taxes	(1,075.7)	(169.2)	(906.5)	(535.8)%
Income tax benefit (expense)	208.9	(18.0)	226.9	n/m
Net loss	$(866.8)	$(187.2)	$(679.6)	(363.0)%

n/m - "not meaningful"
(1) Exclusive of depreciation and amortization.

Nine Months Ended September 30, 2015 Compared to Nine Months Ended September 30, 2014

Revenue
Consolidated revenue increased in each of our categories: services, product sales and instant games. The inclusion of Bally revenue increased our consolidated revenue by $908.1 million. Excluding Bally, consolidated revenue decreased by $106.9 million consisting of $83.8 million from our Gaming segment and $46.9 million from our Lottery segment, partially offset by $23.8 million increase in our Interactive segment. The change in consolidated revenue excluding Bally is inclusive of $40.3 million of unfavorable impacts of foreign currency translation.
Services revenue, which includes our participation-based and other services revenue from our Gaming and Interactive segments and our U.S.-based lottery systems business, increased $469.9 million, primarily reflecting the inclusion of $458.4 million of Bally services revenue and growth in our legacy services businesses. The $321.7 million increase in product sales revenue reflected $449.7 million of Bally product sales revenue, a $84.3 million decline in legacy gaming product sales revenue and a $43.7 million decline in product sales revenue from our lottery systems business.

Cost of Revenue
Consolidated cost of revenue increased primarily as a result of higher revenue. Cost of services increased 36.8% compared to an increase in services revenue of 87.2%, reflecting a more profitable revenue mix primarily attributable to Bally services revenue. Cost of product sales increased 81.9% compared to an increase in product sales revenue of 111.2%, primarily reflecting the inclusion of Bally product sales revenue and a less profitable revenue mix. Cost of instant games increased slightly compared to the increase in instant games revenue of 2.4%.
SG&A
SG&A of $423.6 million increased $141.0 million, primarily attributable to Bally, partially offset by lower compensation and other expenses in our legacy gaming and other business segments due to the implementation of cost savings synergies in conjunction with the Bally and WMS acquisitions.
R&D
R&D of $140.8 million increased $63.8 million, primarily attributable to Bally and an increase of $1.5 million from our Lottery segment partially offset by lower compensation and other expenses in our legacy gaming and other business segments due to the implementation of cost savings synergies in conjunction with the Bally and WMS acquisitions.
Employee Termination and Restructuring
Employee termination and restructuring costs increased $6.6 million, primarily related to higher employee termination costs under our Bally integration-related restructuring plan in the nine months ended September 30, 2015 compared to the WMS integration-related costs in the prior-year period. No new restructuring plans were initiated during the nine months ended September 30, 2015. For additional information regarding these charges, see Note 4 (Restructuring Plans) in this Quarterly Report on Form 10-Q.

D&A
D&A of $692.9 million increased $402.4 million, primarily attributable to Bally, including incremental D&A related to the write up to fair value of assets acquired in the acquisition. In addition, D&A reflected impairment charges of $128.6 million to reduce the carrying values of two trade name assets to their fair values, an increase of $13.4 million for corporate license costs, an increase of $4.9 million for the impairment of the Reno facility we sold in November 2015 and $5.7 million for the impairment of participation assets in the legacy gaming businesses, which was partially offset by decreases in D&A expense in the Lottery segment.

Goodwill Impairment

An estimate of a goodwill impairment charge related to our SG gaming reporting unit amounting to $535.0 million was recorded in the current period. Following completion of our analysis, we will adjust our preliminary estimate if necessary, and record any required adjustment, which could be material, in our consolidated financial statements for the year ended December 31, 2015. We believe that the preliminary estimate of the impairment charge is reasonable and represents our current good faith estimate of the impairment charge to be incurred based on our analysis to date. For additional information regarding this charge, see Note 9 (Intangible Assets and Goodwill) in this Quarterly Report on Form 10-Q.

Other Income and Expense
Interest expense of $497.5 million increased $354.6 million due to the additional indebtedness incurred to finance the Bally acquisition. This increase from the Bally acquisition was slightly offset by a reduction in interest expense as a result of the refinancing of the 2019 Notes with the 2021 Notes in June 2014. For additional information regarding our indebtedness, see Note 12 (Long-term and Other Debt) in this Quarterly Report on Form 10-Q.

Earnings from Equity Investments

The increase in earnings from equity investments of $17.2 million was primarily due to non-recurrence of the $19.7 million non-cash impairment charge we recorded to write down our Northstar Illinois equity investment during the nine months ended September 30, 2014. This increase was partially offset by lower earnings from our equity investments, primarily LNS and CSG, coupled with an unfavorable foreign currency translation impact, see Note 11 (Equity Investments) in this Quarterly Report on Form 10-Q.

Income Tax Expense
The effective income tax rates on the net loss before income taxes of 19.4% and (10.7)% for the nine months ended September 30, 2015 and 2014, respectively, were determined using an estimated annual effective tax rate after considering any discrete items for such periods, which for the 2015 period included no tax impact for the $535 million goodwill impairment charge. As a result of the release of the valuation allowance on our U.S. deferred tax assets during the December 2014 quarter, the estimated annual effective tax rate for the nine months ended September 30, 2015 included the benefit of the U.S. tax loss.

Our effective income tax rate on foreign earnings is impacted by the mix of income and the statutory tax rates in our foreign jurisdictions, which range from a low of 0% to a high of 35%. The foreign jurisdictions that had the most impact on our foreign income tax expense (benefit) in the nine months ended September 30, 2015 included Australia, Bermuda, Canada, India, Ireland, and the U.K.

Results of Operations and Key Performance Indicators for Gaming

			Variance for the
(in millions)	Nine Months Ended September 30,		Nine Months Ended September 30,
	2015	2014	2015 vs. 2014
Revenue:
Services	$722.6	$288.1	$434.5	150.8%
Product sales	582.0	216.6	365.4	168.7%
Total revenue	1,304.6	504.7	799.9	158.5%
Operating expenses:
Cost of services (1)	139.9	73.4	66.5	90.6%
Cost of product sales (1)	268.8	103.9	164.9	158.7%
Selling, general and administrative	215.7	92.8	122.9	132.4%
Research and development	120.3	64.9	55.4	85.4%
Employee termination and restructuring	10.1	4.2	5.9	140.5%
Depreciation and amortization	569.9	190.9	379.0	198.5%
Goodwill impairment	535.0	—	535.0	n/m
Operating loss	$(555.1)	$(25.4)	$(529.7)	n/m

Earnings from equity investments	$2.7	$3.3	$(0.6)	(18.2)%
n/m - "not meaningful"
(1) Exclusive of depreciation and amortization.

			Variance for the
	Nine Months Ended September 30,		Nine Months Ended September 30,
	2015	2014	2015 vs. 2014
Key Performance Indicators:
WAP, premium and daily-fee participation units (1):
WAP participation units	5,036	3,625	1,411	38.9%
Premium and daily-fee participation units	17,331	4,722	12,609	267.0%
Installed base at period end	22,367	8,347	14,020	168.0%
Average installed base	22,857	8,419	14,438	171.5%
Average daily revenue per unit	$56.12	$74.16	$(18.04)	(24.3)%

Other participation and leased units (2):
Installed base at period end	45,405	27,418	17,987	65.6%
Average installed base	45,499	28,140	17,359	61.7%
Average daily revenue per unit	$15.86	$12.19	$3.67	30.1%

Gaming machine sales:
U.S. and Canadian new unit shipments	12,051	6,522	5,529	84.8%
International new unit shipments	7,741	4,390	3,351	76.3%
Total new unit shipments	19,792	10,912	8,880	81.4%
Average sales price per new unit	$15,991	$14,467	$1,524	10.5%

Table products:
Shufflers sold	1,442	—	1,442	n/m
Average sales price per unit	$16,684	$—	$16,684	n/m

Table products installed base at period end:
Shufflers leased	9,909	—	9,909	n/m
Proprietary table games	3,373	—	3,373	n/m
Table games progressive units, table side bets and add-ons	6,402	—	6,402	n/m
n/m - "not meaningful"

(1)
WAP (wide-area progressive), premium and daily-fee participation products comprise participation gaming machines (WAP, LAP (local-area progressives) and standalone units) generally without fixed-term lease periods. Certain units included as standalone premium units in the prior-year period are now included in "Other participation and leased units" and totaled 707 units in the nine months ended September 30, 2014.

(2)
Other leased and participation products comprise server-based gaming machines, video lottery terminals, centrally determined gaming machines, electronic table seats ("ETS"), Class II and other leased units. Certain units included as standalone premium units in the prior-year period are now included in "Other participation and leased units" and totaled 707 units in the nine months ended September 30, 2014.

Nine Months Ended September 30, 2015 Compared to Nine Months Ended September 30, 2014
Revenue
The $434.5 million increase in Gaming services revenue was due to the inclusion of $434.1 million of Bally service revenue. Bally service revenue included an unfavorable foreign currency translation impact of $3.1 million. Services revenue from our legacy gaming businesses customers was up slightly, despite an unfavorable foreign currency translation impact of $11.1 million and the impact of the increase in the RGD in the U.K. effective April 1, 2015. Our installed base of WAP, premium and daily-fee participation units increased 14,020 units to 22,367 units as of September 30, 2015, reflecting the inclusion of 15,143 units from Bally, partially offset by a 1,123 unit decline of legacy gaming units. The average daily revenue for WAP, premium and daily-fee participation units declined by $18.04 primarily due to the inclusion of Bally units which had an average daily revenue of $42.63 during the nine months ended September 30, 2015. This decline was partially offset by an increase of $8.48 to $82.64 in average daily revenue from legacy gaming units relative to the prior-year period, reflecting the positive performance of new games and the removal of lower performing participation games by our customers. Our average installed base of other participation and leased units rose 17,359 units to 45,499 units, reflecting the addition of 17,919 other participation and leased units within the Bally footprint offset by a decline of 560 units in the installed base of our legacy gaming businesses. Average daily revenue per our other leased and participation units increased 30% compared to the prior-year period, primarily due to the addition of the Bally units.
The $365.4 million increase in product sales revenue reflected the inclusion of $449.7 million of Bally product sales revenue, partially offset by a $84.3 million decline in product sales revenue from our legacy gaming businesses, which can fluctuate due to customer demand. Legacy gaming business and Bally product sales revenue had an unfavorable foreign currency translation impact of $1.5 million and $17.1 million, respectively. The growth in new unit sales reflected the inclusion of 14,206 new unit sales by Bally and a decline of 5,326 new unit sales from the legacy gaming businesses due to lower customer demand.
Operating Loss
Operating loss of $555.1 million, primarily reflecting the recognition of a goodwill impairment charge of $535 million, an impairment charge of $128.6 million to reduce the carrying values of two trade name intangible assets to their fair values, lower product sale revenue from our legacy gaming business of $84.3 million, an impairment of $5.7 million related to gaming equipment assets for certain product lines that were discontinued, a $4.9 million impairment of our Reno facility that we sold in November 2015, as well as a valuation adjustment of $7.1 million of inventory related to the discontinuance of certain product lines. The increase in operating loss was partially offset by the inclusion of Bally and the impact of the implementation of our integration cost savings initiatives and a more profitable mix of business. For additional information regarding the goodwill and trade names impairment charges, see Note 9 (Intangible Assets and Goodwill) in this Quarterly Report on Form 10-Q.

Results of Operations and Key Performance Indicators for Lottery

			Variance for the
(in millions)	Nine Months Ended September 30,		Nine Months Ended September 30,
	2015	2014	2015 vs. 2014
Revenue:
Services	$136.5	$149.3	$(12.8)	(8.6)%
Product sales	29.0	72.7	(43.7)	(60.1)%
Instant games	402.0	392.4	9.6	2.4%
Total revenue	567.5	614.4	(46.9)	(7.6)%
Operating expenses:
Cost of services (1)	83.1	90.4	(7.3)	(8.1)%
Cost of product sales (1)	24.4	57.3	(32.9)	(57.4)%
Cost of instant games (1)	212.9	212.5	0.4	0.2%
Selling, general and administrative	49.2	56.0	(6.8)	(12.1)%
Research and development	4.2	2.7	1.5	55.6%
Employee termination and restructuring	0.2	1.6	(1.4)	(87.5)%
Depreciation and amortization	62.9	70.8	(7.9)	(11.2)%
Operating income	$130.6	$123.1	$7.5	6.1%

Earnings from equity investments	$6.7	$(11.1)	$17.8	n/m

Key Performance Indicators:
Instant games by revenue type:
Participation contracts	$211.3	$206.9	$4.4	2.1%
Price-per-unit contracts	145.0	144.7	0.3	0.2%
Licensing and player loyalty contracts	45.7	40.8	4.9	12.0%
Total instant games revenue	$402.0	$392.4	$9.6	2.4%

Retail sales of instant games of U.S. instant game customers	$31,188	$29,030	$2,158	7.4%

Retail sales of U.S. lottery system customers (2)	$6,124	$6,310	$(186)	(2.9)%

Italy retail sales of instant games (in Euros)	€6,633	€6,976	€(343)	(4.9)%

(1)	Exclusive of depreciation and amortization.

(2)	U.S. lottery systems customers' retail sales primarily include retail sales of draw games, keno and instant games validated by the relevant system.

Nine Months Ended September 30, 2015 Compared to Nine Months Ended September 30, 2014

Revenue
Services revenue declined $12.8 million due to a lottery systems contract loss in Colorado in the fourth quarter of 2014, lower international service revenue reflecting the end of one of our contracts in China as of June 30, 2015, lower retail sales of CSL, and lower revenue from our German sports betting business. This decline in service revenue was partially offset by an increase in revenue associated with a higher POWERBALL® jackpot compared to the prior-year period and the launch of POWERBALL® in Puerto Rico in 2014. Services revenue includes an unfavorable foreign currency translation impact of $5.8 million.
The $43.7 million decrease in product sales revenue, which can fluctuate due to its non-recurring nature, was primarily due to lower hardware sales to international customers reflecting a lower level of demand and international lottery bid activity. Product sales revenue is inclusive of an unfavorable foreign currency translation impact of $9.4 million.
The $9.6 million increase in instant games revenue reflected higher revenue of $4.4 million from our U.S. and international participation contracts driven by higher retail sales, slightly higher revenue of $0.3 million from our price-per-unit contracts, and higher revenue of $4.9 million from our game licensing and player loyalty business. These changes are inclusive of an unfavorable foreign currency translation impact of $10.6 million.
Operating Income
Operating income increased $7.5 million, or 6.1%, despite a $46.9 million, or 7.6%, decrease in revenues, primarily due to a more profitable mix of instant games revenue, lower D&A, SG&A and employee termination and restructuring, partially offset by higher R&D expenses.
Earnings from equity investments
The increase in earnings from equity investments of $17.8 million was primarily due to the non-recurrence of the $19.7 million non-cash impairment charge we recorded to write down our Northstar Illinois equity investment during the nine months ended September 30, 2014. This increase was partially offset by lower earnings from our equity investments, primarily LNS and CSG, coupled with an unfavorable foreign currency translation impact. For additional information regarding our equity investments, see Note 11 (Equity Investments) in this Quarterly Report on Form 10-Q.
Results of Operations and Key Performance Indicators for Interactive

			Variance for the
(in millions)	Nine Months Ended September 30,		Nine Months Ended September 30,
	2015	2014	2015 vs. 2014
Revenue:
Services	$149.7	$101.5	$48.2	47.5%
Total revenue	149.7	101.5	48.2	47.5%
Operating expenses:
Cost of services (1)	51.6	36.9	14.7	39.8%
Selling, general and administrative	46.9	40.1	6.8	17.0%
Research and development	16.3	9.4	6.9	73.4%
Employee termination and restructuring	1.5	4.7	(3.2)	(68.1)%
Depreciation and amortization	15.9	9.3	6.6	71.0%
Operating (loss) income	$17.5	$1.1	$16.4	n/m

Key Performance Indicators:
Social gaming:
Average MAU (2)	7.1	4.7	2.4	51.1%
Average DAU (3)	2.2	1.4	0.8	57.1%
ARPDAU (4)	$0.20	$0.22	$(0.02)	(9.1)%
n/m - "not meaningful"

(1)	Exclusive of depreciation and amortization.

(2)	MAU = Monthly Active Users, a count of unique visitors to our sites during a month.

(3)	DAU = Daily Active Users, a count of unique visitors to our sites during a day.

(4)	ARPDAU = Average revenue per DAU is calculated by dividing revenue for a period by the DAU for the period by the number of days for the period.

Nine Months Ended September 30, 2015 Compared to Nine Months Ended September 30, 2014

Revenue
The $48.2 million increase in Interactive services revenue reflects an increase in the legacy Interactive business of $23.9 million and revenue from Bally of $24.3 million. The revenue increase is primarily due to an increase in social casino MAU and DAU reflecting growth in player acquisition and retention and the addition of the Bally social products.  These increases were partially offset by a reduction in ARPDAU, due to the addition of Bally social products which have a lower ARPDAU as compared to our legacy Interactive business.  In addition, revenue from RMG increased by $10.8 million due to the addition of new customers, and growth of existing customers, during the nine months ended September 30, 2015 as compared to the prior-year period.

Operating Income
Operating income of $17.5 million increased by $16.4 million due to higher revenue and improved scale of the legacy Interactive business, partially offset by the impact from acquiring and integrating Bally.
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
Goodwill
We evaluate goodwill for impairment at the reporting unit level annually in the fourth quarter and on an interim basis when events occur or circumstances change that indicate that it is more-likely-than not that the fair value of a reporting unit is less than its carrying amount. If the indicated fair value of the reporting unit is greater than its carrying amount, goodwill is not considered impaired. If the indicated fair value of the reporting unit is less than its carrying value, the amount of the impairment loss, if any, will be measured by comparing the indicated fair value of goodwill to its carrying value.
During the third quarter of 2015, we recorded an estimated $535 million non-cash impairment charge with no tax benefit to reduce the historical carrying value of our SG gaming reporting unit goodwill to its implied fair value. To determine the fair value of our SG gaming reporting unit, we applied a number of methodologies consistent with our historical approach, including an income approach based on a discounted cash flow analysis and a market approach that considers both comparable public companies as well as comparable industry transactions. Our discounted cash flow analysis is based on the present value of two components: the sum of our projected cash flows for the SG gaming reporting unit; and a terminal value assuming a perpetual growth rate of 2.0%. The cash flow estimates are derived from our budget and long-term forecasts prepared for the SG gaming reporting unit, considering historical results, anticipated future performance and capital expenditures which requires considerable judgment. The discount rate used to determine the present value of future cash flows was derived from a weighted average cost of capital analysis utilizing a beta that is derived from the same group of comparable companies used in our multiple analysis. In addition, we gave consideration in the calculation of the weighted average cost of capital for the size and specific industry risks of our SG gaming reporting unit. As a result of the weighted average cost of capital calculations, our discount rate used for the SG gaming reporting unit was 9%. Any changes in these assumptions may cause a material change in the estimation of SG gaming reporting unit fair value.

In applying the market approach, we considered significant other observable inputs including various peer company comparisons and industry transaction data. The market comparable approach provides an estimate of value using multiples of earnings derived from the market values of comparable publicly traded companies in the gaming operations and game sales industries. The market transaction approach provides an estimate of value using multiples of earnings paid in recently executed industry transactions. In determining the fair value of our SG gaming reporting unit, we have given more weight to the income approach than to the market valuation approach due to a relatively small number of comparable companies within our industry and absence of a significant volume of recent comparable industry transactions. A change in the weighting of the market and income valuation approaches by 10% would change the estimated fair value of the SG gaming reporting unit fair value by $30.0 million. The relative weighting of the income and market approaches is a matter of management judgment and we feel that the selected weighting is appropriate.

Trade Names

We conduct impairment tests of our indefinite-lived trade name assets annually in the fourth quarter and on an interim quarterly basis when events or circumstances arise that indicate that it is more-likely-than not that the fair value is less than carrying value or when circumstances no longer continue to support an indefinite useful life. During the second quarter of 2015, as a result of an interim review of assets with indefinite useful lives, we recorded an impairment charge of $25.0 million to reduce the historical book value of one indefinite-lived trade name asset to its fair value.

During the third quarter of 2015 and in conjunction with both our introduction of a new SG-branded gaming cabinet and our step two impairment analysis for our SG gaming reporting unit goodwill previously described, we determined that certain of our indefinite-lived trade name assets in our gaming business segment should be classified as finite-lived. In connection with this change, we performed a quantitative impairment test for our trade name assets which consisted of a comparison of the fair value of the assets to their carrying amount. We estimated the fair value of the trade names using the relief-from-royalty method, which uses several significant assumptions, including an estimate of useful life and revenue projections that consider historical and estimated future results, general economic and market conditions, as well as the impact of planned business and operational strategies. The following estimates and assumptions were also used in the relief-from-royalty method:

•	Royalty rates between 0.5% and 1.0% based on market observed royalty rates; and

•	A discount rate between 9.0% and 10% based on the required rate of return for the trade name assets.

Based on the estimated fair value of the trade names, we recorded a non-cash impairment charge of $103.6 million and $128.6 million, which impairment is reflected in D&A in our Consolidated Statements of Operations and Comprehensive Loss for the three and nine months ended September 30, 2015, respectively.

The change in useful life determination was treated as a change in estimate with the new $97.5 million carrying value of the trade names to be amortized on a straight-line basis over a fifteen-year period beginning in the fourth quarter of 2015. The fifteen-year estimated useful life is a matter of management judgment which we feel most accurately represents the period over which the trade names will contribute to the future cash flows of our gaming business segment and consistent with our policies for assigning useful lives as disclosed in Note 1 (Description of the Business and Summary of Significant Accounting Policies) in our 2014 Annual Report on Form 10-K.

There have been no other significant changes in our critical accounting estimate policies or the application of those policies to our consolidated financial statements from those presented in "Item 7. Management’s Discussion and Analysis of Financial Condition and Results of Operations" included in our 2014 Annual Report on Form 10-K.

LIQUIDITY, CAPITAL RESOURCES AND WORKING CAPITAL
Sources of Liquidity
As of September 30, 2015, our principal sources of liquidity, other than cash flows provided by operating activities, were cash and cash equivalents and amounts available under our revolving credit facility discussed below under "Credit Agreement and Other Debt."
As of September 30, 2015, we had $102.1 million of cash and cash equivalents and $432.0 million of availability under our revolving credit facility, compared to $171.8 million of cash and cash equivalents and availability of $341.6 million under our revolving credit facility as of December 31, 2014. As of September 30, 2015, there were $115.0 million of borrowings outstanding under our revolving credit facility and $45.6 million in outstanding letters of credit, which reduces our capacity to borrow under our revolving credit facility. The amount of our available cash and cash equivalents fluctuates principally based on borrowings or repayments under our credit facilities, investments, acquisitions and changes in our working capital position. The borrowing capacity under our revolving credit facility will depend on the amount of outstanding borrowings and letters of credit issued and will also depend on us remaining in compliance with the covenants under our Credit Agreement, including the maintenance of the applicable financial ratios. The only financial ratio that we are required to maintain is our consolidated net first lien leverage ratio under our Credit Agreement. We were in compliance with the covenants under our Credit Agreement as of September 30, 2015.
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
Total cash held by our foreign subsidiaries was $78.0 million as of September 30, 2015. To the extent that a portion of our foreign cash was required to meet liquidity needs in the U.S. (which we do not currently anticipate), we might incur a tax liability to repatriate it, the timing and amount of which would depend on a variety of factors. A significant amount of the cash held by our foreign subsidiaries as of September 30, 2015 could be transferred to the U.S. as intercompany loan repayments or tax-free basis reductions.
Our lottery contracts are periodically subject to renewal or re-bid and there can be no assurance that we will be successful in sustaining our cash flow from operations if our contracts are not renewed or replaced or are renewed on less favorable terms, or if we are unable to enter into new contracts. In addition, lottery customers, especially in the U.S., generally require service providers to provide performance bonds in connection with the relevant contract. As of September 30, 2015, our outstanding performance bonds totaled $167.4 million. Our ability to obtain performance bonds on commercially reasonable terms is subject to our financial condition and prevailing market conditions, which may be impacted by economic and political events. Although we have not experienced difficulty in obtaining such bonds to date, there can be no assurance that we will continue to be able to obtain performance bonds on commercially reasonable terms or at all. If we need to refinance all or part of our indebtedness at or before maturity, there can be no assurance that we will be able to obtain new financing or to refinance any of our indebtedness on commercially reasonable terms or at all.
Cash Flow Summary

			Variance for the
	Nine Months Ended September 30,		Nine Months Ended September 30,
	2015	2014	2015 vs. 2014
Net cash provided by operating activities	$255.5	$233.4	$22.1
Net cash used in investing activities	(177.2)	(129.9)	$(47.3)
Net cash used in financing activities	(140.9)	(118.0)	$(22.9)
Effect of exchange rates on cash and cash equivalents	(7.1)	(6.7)	$(0.4)
Decrease in cash and cash equivalents	$(69.7)	$(21.2)	$(48.5)
Cash flows from operating activities
Net cash provided by operating activities for the nine months ended September 30, 2015 remained relatively flat with an increase of $21.1 million over the prior-year primarily as a result of a slight improvement in operating income adjusted for non-cash items, a positive change in working capital, partially offset by non-recurrence of net gains on sale of equity interest, and loss on early extinguishment of debt from the prior period.
Cash flows from investing activities
The increase in net cash used in investing activities of $47.3 million primarily reflected the non-recurrence of proceeds of $44.9 million received in the prior year period from the sale of our equity interests in Sportech, a decrease of $8.4 million in distributions from our equity investments, and an increase in capital expenditures of $48.0 million. The increase in net cash used in investing activities was partially offset by a reduction in additions to equity method investments of $43.3 million, favorable changes in other assets and liabilities, net and other of $9.6 million and a decrease in restricted cash of $10.4 million.
Cash flows from financing activities
The increase in net cash used in financing activities of $22.9 million was due to an increase in payments on license obligations of $25.0 million, and a net increase in payments on debt of $79.4 million. These increases were partially offset by a decrease in common stock repurchases of $29.5 million, a decrease in payments of deferred financing fees of $22.8 million, a decrease in contingent earnout payments of $9.7 million, and a decrease in the redemption of common stock under our stock-based compensation plans and related tax effects of $19.5 million.
Credit Agreement and Other Debt
As of September 30, 2015, our total debt of $8,437.7 million (excluding unamortized discounts of $27.5 million) was comprised of $115.0 million of borrowings under our revolving credit facility, our term B-1 loans in the amount of $2,259.7 million (excluding an unamortized discount of $8.2 million) and our term B-2 loans in the amount of $1,985.0 million (excluding an unamortized discount of $17.4 million) outstanding under the Credit Agreement, $250.0 million in aggregate principal amount of our 2018 Notes, $300.0 million in aggregate principal amount of our 2020 Notes, $350.0 million (excluding an unamortized discount of $1.9 million) in aggregate principal amount of our 2021 Notes, $950.0 million in aggregate principal amount of our Secured Notes, $2,200.0 million in aggregate principal amount of our Unsecured Notes and $28.0 million in capital leases related to our U.K. gaming operations. We use interest rate swap derivatives to diversify our debt portfolio between fixed and variable rate instruments. For additional information regarding our interest rate risk and interest rate hedging instruments, see "Quantitative and Qualitative Disclosures About Market Risk" in Item 7A of our Annual Report on Form 10-K filed with the SEC on March 17, 2015
For additional information regarding our senior secured credit facilities, see Note 12 (Long-Term and Other Debt) in this Quarterly Report on Form 10-Q and Note 15 (Long-Term and Other Debt) in our 2014 Annual Report on Form 10-K.
2021 Notes
In May 2015, SGI completed an exchange offer in which all of the unregistered 2021 Notes were exchanged for a like amount of 2021 Notes that have been registered under the Securities Act.
For additional information regarding the terms of the 2021 Notes, see Note 15 (Long-Term and Other Debt) in our 2014 Annual Report on Form 10-K.
Unsecured Notes
In May 2015, SGI completed an exchange offer in which all of the unregistered Unsecured Notes were exchanged for a like amount of Unsecured Notes that have been registered under the Securities Act.
For additional information regarding the terms of the Unsecured Notes, see Note 15 (Long-Term and Other Debt) in our 2014 Annual Report on Form 10-K.
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
Changes in Internal Control over Financial Reporting
There were no changes in our internal control over financial reporting during the three months ended September 30, 2015 that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.
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

Period	Total Number of Shares Purchased (1)	Average Price Paid per Share	Total Number of Shares Purchased as Part of Publicly Announced Plans or Programs	Approximate Dollar Value of Shares that May Yet Be Purchased Under the Plans or Programs (2)
7/1/2015 - 7/31/2015	18,353	$15.74	—	—
8/1/2015 - 8/31/2015	31,612	$10.62	—	—
9/1/2015 - 9/30/2015	24,129	$11.63	—	—
Total	74,094	$12.22	—	—

(1)	This column reflects 74,094 shares withheld from employees to satisfy tax withholding obligations associated with the vesting of RSUs during the three months ended September 30, 2015.

(2)	Our stock repurchase program, which was originally announced in May 2010, expired on December 31, 2014 and was not renewed.
Item 3. Defaults Upon Senior Securities
None.
Item 4. Mine Safety Disclosures
Not applicable.
Item 5. Other Information
None.

Item 6. Exhibits

Exhibit Number	Description

4.1
Supplemental Indenture, dated as of October 2, 2015, among Scientific Games Corporation, as issuer, Go For A Million Productions, LLC and the other guarantors party thereto, and Deutsche Bank Trust Company Americas, as successor trustee, relating to the Indenture, dated as of September 22, 2010, by and among Scientific Games Corporation, as issuer, the guarantors party thereto and Deutsche Bank Trust Company Americas, as successor trustee, relating to the 8.125% Senior Subordinated Notes due 2018. (†)

4.2
Supplemental Indenture, dated as of October 2, 2015, among Scientific Games International, Inc., as issuer, Scientific Games Corporation, Go For A Million Productions, LLC and the other guarantors party thereto, and Deutsche Bank Trust Company Americas, as trustee, relating to the Indenture, dated as of August 20, 2012, by and among Scientific Games International, Inc., as issuer, Scientific Games Corporation and the other guarantors party thereto and Deutsche Bank Trust Company Americas, as successor trustee, relating to the 6.250% Senior Subordinated Notes due 2020. (†)

4.3
Supplemental Indenture, dated as of October 2, 2015, among Scientific Games International, Inc., as issuer, Scientific Games Corporation, Go For A Million Productions, LLC and the other guarantors party thereto, and Deutsche Bank Trust Company Americas, as trustee, relating to the Indenture, dated as of June 4, 2014, by and among Scientific Games International, Inc., as issuer, Scientific Games Corporation and the other guarantors party thereto and Deutsche Bank Trust Company Americas, as trustee, relating to the 6.625% Senior Subordinated Notes due 2021.(†)

4.4
Supplemental Indenture, dated as of October 2, 2015, among Scientific Games International, Inc., as issuer, Scientific Games Corporation, Go For A Million Productions, LLC and the other guarantors party thereto, and Deutsche Bank Trust Company Americas, as trustee, relating to the Indenture, dated as of November 21, 2014, between SGMS Escrow Corp., as issuer, Scientific Games Corporation and the other guarantors party thereto and Deutsche Bank Trust Company Americas, as trustee, relating to the 10.000% Senior Unsecured Notes due 2022.(†)

4.5
Supplemental Indenture, dated as of October 2, 2015, among Scientific Games International, Inc., as issuer, Scientific Games Corporation, Go For A Million Productions, LLC and the other guarantors party thereto, and Deutsche Bank Trust Company Americas, as trustee, relating to the Indenture, dated as of November 21, 2014, between SGMS Escrow Corp., as issuer, Scientific Games Corporation and the other guarantors party thereto and Deutsche Bank Trust Company Americas, as trustee, relating to the 7.000% Senior Secured Notes due 2022.(†)

10.1	Employment Agreement dated as of July 14, 2015 by and between Scientific Games Corporation and David W. Smail.*(†)

10.2	Letter Agreement, dated as of October 29, 2015, by and between Scientific Games Corporation and Richard Haddrill, which amended Mr. Haddrill's Employment Agreement dated as of December 8, 2014.*(†)

31.1	Certification of the Chief Executive Officer of the Company pursuant to Rule 13a-14(a), as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002. (†)

31.2	Certification of the Chief Financial Officer of the Company pursuant to Rule 13a-14(a), as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002. (†)

32.1	Certification of the Chief Executive Officer of the Company pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002. (†)

32.2	Certification of the Chief Financial Officer of the Company pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002. (†)

101.INS	XBRL Instance Document
101.SCH	XBRL Taxonomy Extension Schema
101.CAL	XBRL Taxonomy Extension Calculation Linkbase
101.DEF	XBRL Taxonomy Definition Label Linkbase
101.LAB	XBRL Taxonomy Extension Label Linkbase
101.PRE	XBRL Taxonomy Extension Presentation Linkbase

* Management contracts and compensation plans and arrangements.
(†) Filed herewith.

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

SCIENTIFIC GAMES CORPORATION
(Registrant)

		By:	/s/ Scott D. Schweinfurth
		Name:	Scott D. Schweinfurth
		Title:	Executive Vice President, Chief Financial Officer and Corporate Secretary

		By:	/s/ Jeffrey B. Johnson
		Name:	Jeffrey B. Johnson
		Title:	Vice President, Finance, and Chief Accounting Officer

Dated:	November 9, 2015