Form 10-K
period 2015-12-31
SCIENTIFIC GAMES CORP
filed 2016-02-29
CIK 750004

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
WASHINGTON, D.C. 20549
FORM 10-K

☒ ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the fiscal year ended: December 31, 2015
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
Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Act). Yes ☐    No ☒
As of June 30, 2015, the market value of voting and non-voting common equity held by non-affiliates of the registrant was $783,146,543(1).
Common shares outstanding as of February 22, 2016 were 86,528,647.
         DOCUMENTS INCORPORATED BY REFERENCE
Portions of the registrant's proxy statement relating to the 2016 annual meeting of stockholders are incorporated by reference in Part III. The proxy statement will be filed with the Securities and Exchange Commission no later than 120 days after the conclusion of the registrant's fiscal year ended December 31, 2015.
________________________________________________________________________________________________________________________________

(1)	For this purpose only, "non-affiliates" excludes directors and executive officers.
         EXHIBIT INDEX APPEARS ON PAGE 174

Glossary of Terms

The following terms or acronyms used in this Form 10-K are defined below:

Term or Acronym	Definition
2018 Notes	8.125% senior subordinated notes due 2018 issued by Scientific Games Corporation
2019 Notes	9.250% senior subordinated notes due 2019 issued by SGI
2020 Notes	6.250% senior subordinated notes due 2020 issued by SGI
2021 Notes	6.625% senior subordinated notes due 2021 issued by SGI
ADS	Technology and Gaming, Ltd.
ASC	Accounting Standards Codification
ASU	Accounting Standards Update
Bally	Bally Technologies, Inc.
Bally acquisition	the acquisition of Bally by the Company on November 21, 2014
Barcrest	Barcrest Group Limited
Coin-in	the amount wagered
Company	refers to Scientific Games Corporation and its consolidated subsidiaries, unless otherwise specified or the context otherwise dictates
CSG	Beijing CITIC Scientific Games Technology Co., Ltd.
CSL	China Sports Lottery
CSP	Cooperative Services Provider
D&A	depreciation and amortization
ESPP	employee stock purchase plan
EU	European Union
FASB	Financial Accounting Standards Board
Global Draw	The Global Draw Limited
GLB	Beijing Guard Libang Technology Co., Ltd.
Hellenic Lotteries	Hellenic Lotteries S.A.
ITL	International Terminal Leasing
LAP	local-area progressive
LBO	licensed betting office
LNS	Lotterie Nazionali S.r.l.
Net win	Coin-in less payouts
Northstar Illinois	Northstar Lottery Group, LLC
Northstar New Jersey	Northstar New Jersey Lottery Group, LLC
Note	refers to a note to our Consolidated Financial Statements in this Annual Report on Form 10-K, unless otherwise indicated
Parspro	PPC hf
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

PMA	private management agreement
Provoloto	SG Provoloto, S. de R.L. de C.V.
R&D	research and development
Racing Business	racing and venue management businesses
RCN	Roberts Communications Network, LLC
RFP	request for proposal
RMG	real-money gaming
RSU	restricted stock unit

SEC	Securities and Exchange Commission
Secured Notes	7.00% senior secured notes due 2022 issued by SGI
Securities Act	Securities Act of 1933, as amended
Senior Notes	the Secured Notes and the Unsecured Notes
SG&A	selling, general and administrative
SGI	Scientific Games International, Inc., a wholly-owned subsidiary of Scientific Games Corporation
SHFL	SHFL entertainment, Inc.
Shufflers	various models of automatic card shufflers, deck checkers and roulette chip sorters
Sportech	Sportech plc
Subordinated Notes	the 2018 Notes, 2020 Notes and 2021 Notes
Unsecured Notes	10.00% senior unsecured notes due 2022 issued by SGI
U.K.	United Kingdom of Great Britain and Northern Ireland
U.S.	United States of America
U.S. GAAP	accounting principles generally accepted in the United States of America
VLT	video lottery terminal
WAP	wide-area progressive
WMS	WMS Industries, Inc.
WMS acquisition	the acquisition of WMS by the Company on October 18, 2013

Intellectual Property Rights

® and TM indicate U.S. trademarks. Marks are owned by their respective owners.

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

•	limited growth from new gaming jurisdictions, slowing additions of casinos in existing jurisdictions and declines in the replacement cycle of existing gaming machines;

•	ownership changes and consolidation in the gaming industry, including by casino operators;

•	opposition to legalized gaming or the expansion thereof;

•	inability to adapt to, and offer products that keep pace with, evolving technology;

•	inability to develop successful gaming concepts and content;

•	laws and government regulations, including those relating to gaming licenses and environmental laws;

•	inability to identify and capitalize on trends and changes in the gaming, lottery and interactive gaming industries;

•	dependence upon key providers in our social gaming business;

•	inability to retain or renew, or unfavorable revisions of, existing contracts, and the inability to enter into new contracts;

•	level of our indebtedness, higher interest rates, availability or adequacy of cash flows and liquidity to satisfy indebtedness, other obligations or future cash needs;

•	inability to reduce or refinance our indebtedness;

•	restrictions and covenants in debt agreements, including those that could result in acceleration of the maturity of our indebtedness;

•	protection of intellectual property, inability to license third party intellectual property and the intellectual property rights of others;

•	security and integrity of our products and systems and reliance on or failures in information technology and other systems;

•	natural events that disrupt our operations or those of our customers, suppliers or regulators;

•
inability to benefit from, and risks associated with, strategic equity investments and relationships, including (1) the inability of our joint venture to realize the anticipated benefits under its private management agreement with the Illinois Lottery or from the disentanglement services performed in connection with the termination thereof, (2) the inability of our joint venture to meet the net income targets or other requirements under its agreement to provide marketing and sales services to the New Jersey Lottery or otherwise to realize the anticipated benefits under such agreement and (3) the failure to realize the anticipated benefits related to our consortium's instant lottery game concession in Greece;

•
failure to achieve the intended benefits of the Bally acquisition, the WMS acquisition, our other recent acquisitions, or future acquisitions, including due to the inability to successfully complete or integrate such acquisitions or realize synergies in the anticipated amounts or within the contemplated time frames or cost expectations, or at all;

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

•
litigation and other liabilities relating to our business, including litigation and liabilities relating to our contracts and licenses, our products and systems, our employees (including labor disputes), intellectual property and our strategic relationships;

•	influence of certain stockholders; and

•	stock price volatility.
Additional information regarding risks and uncertainties and other factors that could cause actual results to differ materially from those contemplated in forward-looking statements is included from time to time in our filings with the SEC, including under Item 1A "Risk Factors" in this Annual Report on Form 10-K. Forward-looking statements speak only as of the date they are made and, except for our ongoing obligations under the U.S. federal securities laws, we undertake no obligation to publicly update any forward-looking statements whether as a result of new information, future events or otherwise.
You should also note that this Annual Report on Form 10-K may contain references to industry market data and certain industry forecasts. Industry market data and industry forecasts are obtained from publicly available information and industry publications. Industry publications generally state that the information contained therein has been obtained from sources believed to be reliable, but that the accuracy and completeness of that information is not guaranteed. Although we believe industry information to be accurate, it is not independently verified by us and we do not make any representation as to the accuracy of that information. In general, we believe there is less publicly available information concerning the international gaming, lottery and interactive gaming industries than the same industries in the U.S.

ITEM 1.    BUSINESS
Unless otherwise specified or the context otherwise indicates, all references to the words "Scientific Games," "we," "us," "our" and the "Company" refer to Scientific Games Corporation and its consolidated subsidiaries. "U.S. jurisdictions" refer to the 50 states in the U.S. plus the District of Columbia.
General
Scientific Games Corporation was incorporated in the state of Delaware on July 2, 1984. We are a leading developer of technology‑based products and services and associated content for the worldwide gaming, lottery and interactive gaming industries. Our portfolio includes gaming machines and game content, casino management systems, table game products and services, instant and draw‑based lottery games, server‑based gaming and lottery systems, sports betting technology, lottery content and services, loyalty and rewards programs, interactive gaming and social casino solutions. We also gain access to technologies and pursue global expansion through strategic acquisitions and equity investments. As a result of our recent acquisitions of Bally and WMS, we have significantly expanded our global Gaming and Interactive gaming businesses.
Impact of Recent Acquisitions

On November 21, 2014, we acquired Bally for $5.1 billion (including the refinancing of approximately $1.9 billion of existing Bally indebtedness). On October 18, 2013, we acquired WMS for $1.5 billion. In connection with these acquisitions, we incurred additional indebtedness and completed a series of refinancing transactions, which are described in Note 15 (Long-Term and Other Debt). For additional information regarding the Bally acquisition and the WMS acquisition, see Note 3 (Acquisitions and Dispositions).
Our consolidated results of operations for the year ended December 31, 2015 were significantly impacted by the inclusion of the results of operations of Bally in our Gaming and Interactive segments' results of operations and by higher interest expense associated with the additional indebtedness incurred to finance the Bally acquisition. Results of operations for the year ended December 31, 2014 include Bally only from the November 21, 2014 acquisition date and were also significantly impacted by the inclusion of the results of operations of WMS in our Gaming and Interactive segments' results of operations and by higher interest expense associated with the additional indebtedness incurred to finance the WMS acquisition. Results of operations for the year ended December 31, 2013 include WMS only from the October 18, 2013 acquisition date.
We remain focused on successfully integrating Bally and WMS and achieving anticipated cost synergies by implementing our plans to streamline our operations and cost structure. We are also focused on positioning the Company for profitable growth by leveraging our core strengths and capabilities to enhance our portfolio of products and services and to expand market penetration worldwide. We anticipate our future results of operations will benefit from these efforts, although we expect these benefits to be offset to some extent by certain one-time incremental operating costs and capital expenditures in 2016 related to our contemplated integration activities. We also expect to incur additional costs during 2016 in order to position ourselves to capitalize on longer-term synergy opportunities.

Strategy
Our vision is to empower our customers by creating the world’s best gaming and lottery experiences. With the broadest product portfolio in the industry, we strive to offer best-in-class products and services across all three of our business segments -- Gaming, Lottery and Interactive.
To this end, we are focused on the following strategies:

•
Focus on innovation— We place great emphasis on producing innovative and high-performing Gaming, Lottery and Interactive content, products and services that provide measurable value to our customers. Our goal is to create “must have” products and complete systems and services with unique features and functionality through our innovation-centric corporate culture. We seek to leverage our expansive content library and portfolio of proprietary and licensed intellectual property, and utilize our extensive player and customer research in order to bring innovation to our products, services and processes. Also, we intend to take advantage of our state-of-the-art operating system development and game development tools to enhance our ideation and development processes and generate greater efficiencies in game production.

•
Deepen customer-centric focus— We aim to meet the needs of our Gaming, Lottery and Interactive customers and their respective players with our expansive portfolio of Gaming, Lottery and Interactive products and services and use our extensive industry experience to provide the best solutions to our customers as their partner of choice. We place great emphasis on tailoring our extensive research and development activities to address our customers’ needs and player preferences in meaningful ways. As we operate a significant portion of our business on a Participation basis, we will continue to focus on helping our customers grow their revenue.

•
Leverage our scale and scope to drive growth through nimble and flexible operations, customer service and cost synergies— We are one company with three business lines offering our customers around the globe the broadest and most comprehensive products and services in the industry. We plan to leverage our “Company of One” strategy in areas such as research and development, global sourcing, manufacturing and logistics in order to lower our cost, accelerate our speed to market and enhance customer satisfaction. We expect to continue achieve cost synergies through disciplined balance sheet management and the continued consolidation of our company policies, business platforms and facilities, as we improve our operations and business processes to be best-in-class.

•
Capitalize on growth opportunities— We seek to leverage our diversified portfolio of Gaming, Lottery and Interactive solutions, our broad international presence and our extensive business development and government relations capabilities to extend our Gaming, Lottery and Interactive gaming businesses to new jurisdictions and to expand our presence in existing jurisdictions. We plan to pursue opportunities to cross-sell and cross-utilize the combined company’s expansive portfolio of game content, intellectual property and licensed brands across multiple distribution channels in order to grow our revenue. With continued focus on growing recurring revenue, our goal is to attain global leadership in each of our business segments while selectively pursuing new verticals, strategic alliances and acquisitions.

Segments
We report our operations in three business segments (Gaming, Lottery and Interactive) representing our different products and services. See "Business Segment Results" below and Note 2 (Business Segments) for additional business segment information.

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
Our products are installed in all of the major regulated gaming jurisdictions in the U.S., as well as in approximately 146 international gaming jurisdictions. We believe the total installed base of gaming machines in North America is approximately 975,000 units and has been relatively stable in recent years. Growth of gaming in land-based venues is driven by the opening of new casinos in both new and existing jurisdictions and the expansion of existing casinos. In addition, the land-based gaming supply business is significantly impacted by the rate at which casinos and other gaming operators replace their gaming machines, which is dependent upon a number of factors, including their capital budgets. Virtually all sectors of the gaming industry are impacted by changes in economic conditions that impact players’ disposable incomes.

The following table summarizes the primary business activities and investments included in our Gaming business segment.

	Primary Business Activities		Equity Investments

•
Supplying gaming machines, VLTs, arcade and bingo machines, conversion kits, automatic card shufflers, roulette chip sorters and spare parts for all of our products to commercial, tribal and governmental gaming operators
		•	RCN-29.4% equity interest in a provider of communications services to racing and non-racing customers
•
Leasing or otherwise providing gaming machines, VLTs, fixed odds betting terminals, automatic card shufflers, roulette chip sorters, server-based gaming systems and content and licensing proprietary table game content to commercial, tribal and governmental gaming operators
		•	ITL-50% equity interest in an entity from which we lease gaming machines and provide them to our customers
•	Providing video lottery central monitoring and control systems and networks for gaming regulators	•	Sportech-20% equity interest in an operator and supplier of sports pools and tote systems (sold on January 9, 2014)
•	Selling casino-management technology solutions and systems to commercial, tribal and governmental gaming operators
The types of products and services from which our Gaming segment derives its revenues are further discussed in Note 1 (Description of the Business and Summary of Significant Accounting Policies). Certain financial information relating to our segments, including segment revenue, operating (loss) income and total assets for the last three fiscal years and certain financial information relating to our revenue derived from and assets located in the U.S. and other geographic areas, is included in Note 2 (Business Segments). Additional information regarding our equity investments in the Gaming segment is included in Note 11 (Equity Investments).
Product sales
Our product sales include the sale of gaming machines, casino-management technology solutions and systems and table products to commercial, tribal and government casino operators and wide-area gaming operators as well as sales of conversion kits (including game, hardware or operating system conversions), spare parts and game content.

•
Gaming machines: The majority of our product sales are derived from sales of gaming machines and VLTs that utilize a combination of advanced graphics, mechanical reels, digital music and sound effects and secondary bonus games. Our Pro SeriesTM, Blade® and TwinStarTM branded cabinets are currently available in upright, slant, curve and other models, including the Pro Wave® cabinet with a unique 40-inch curved touchscreen monitor, the Pro Jumbo V55TM cabinet measuring over nine feet tall and featuring a 55-inch widescreen vertical monitor and our DualosTM and Equinox® branded cabinets. We also sell electronic table systems ("ETS") to either suit the needs of particular locations where live tables are not allowed or as productivity-enhancing solutions for other jurisdictions. Our ETS suite of products provides numerous efficiencies and benefits to casinos including reduced downtime, virtual elimination of errors, miss-pays and cheating and automated reporting such as wagering statistics and player tracking. Some of our ETS products enable us to offer table game content where live table games are not permitted, such as racinos (establishments that offer casino gaming in addition to race betting) and locations that provide VLTs.

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

•
Table products: Our table products sales are generated primarily from the sale of products designed to enhance table game speed, productivity, profitability and security. Our product offerings include various models of automatic card shufflers to suit specific games, as well as deck checkers and roulette chip sorters.

Our card-reading shoes gather data and enable casinos to track table-game play and our baccarat viewer displays current game results and trends. Our roulette chip sorters efficiently count and organize chips for roulette table games. Our Shuffler products are intended to cost-effectively provide increased game speed and data on table-game play for security and marketing purposes, which in turn allows our customers to increase their profitability. Less frequently, we will sell a perpetual license to one of our proprietary table games for use on a casino floor.

•
Parts sales, conversion kits, used gaming machines and game content: We sell replacement parts, operating systems and content conversion kits for our gaming machines and, less frequently, used gaming machines and hardware.

Services
Our services revenue includes revenue earned from Participation games, other gaming machine services and table product leasing and licensing. We categorize our Participation gaming machines as (1) WAP, premium and daily fee Participation games and (2) other leased and Participation games.
WAP, premium and daily fee Participation games

•
WAP Participation games: WAP Participation games are electronically linked gaming machines that are located across multiple casinos within a single gaming jurisdiction or across Native American gaming jurisdictions. Players across linked gaming machines contribute to and compete for system-wide progressive jackpots that are designed to increase gaming machine play for participating casinos by giving the players the opportunity to win a larger jackpot than on a non-WAP gaming machine. We are responsible for funding WAP jackpots. We create WAP games using our proprietary brands and also using licensed brands. Our licensed brands include, among others; MONOPOLY™, THE WIZARD OF OZ™, SPIDER-MAN™, THE LORD OF THE RINGS™, JAMES CAMERON’S TITANIC™, MICHAEL JACKSON KING OF POP™, MICHAEL JACKSON WANNA BE STARTIN’ SOMETHIN’™, FRIENDS™, DUCK DYNASTY™, AUSTIN POWERS™, IRON MAN™, ELVISTM, THE FLINTSTONESTM, WILLY WONKA AND THE CHOCOLATE FACTORY™, THE JETSONSTM and GREMLINSTM. We operate our WAP systems in six states throughout the United States as well as in certain Native American casinos.

Premium and daily fee Participation games: We offer two categories of non-WAP premium and daily fee Participation games: LAP and standalone. LAP games are gaming machines that are located within a single casino and are electronically linked to a progressive jackpot for that specific casino. Our LAP gaming machines feature games including those offered as WAP as well as our proprietary brands such as Jackpot Party Progressive®, Life of Luxury® Progressive, 88 Fortunes®, 5 Treasures®, and Cash SpinTM. Our LAP products leverage both exclusive brand names and game play intellectual property, and typically offer players the chance to win multiple progressive jackpots, all of which tend to result in higher play volumes. We also provide certain standalone Participation games that are not linked to other gaming machines. Our standalone games feature titles, among others, under the licensed MONOPOLY brand and our proprietary brands, as well as other licensed brands in those jurisdictions where we do not operate a WAP system. Our standalone Participation gaming machines generally feature larger, more elaborate top-boxes and provide game play experiences not possible on a single screen game or on gaming machines that we sell.
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

•
Class II and centrally determined systems: We offer video and mechanical-reel gaming machines and VLTs for Class II and certain VLT jurisdictions where the game outcome is determined by a central server system that we provide. These Class II and centrally determined systems primarily operate in Native American casinos in Washington, Florida, Alabama and Oklahoma. We receive either a fixed daily fee or a percentage of the

Net win generated by the gaming machines or VLTs connected to the central determination system and a small daily fee for the central determination system.
Other gaming machine services

•
Customer-owned daily fee games: This category consists of gaming machines for which the customer purchases the base gaming machine and leases the top-box and/or game theme from us at a lower fixed daily lease payment than if they were to lease the entire gaming machine. Customer-owned daily fee games typically feature a second LCD screen in the top-box that provides additional bonus experiences for the player.

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

Table product leasing and licensing

•
Shuffler leasing: We offer Shuffler products under month-to-month lease arrangements that contain Participation rates or fixed monthly lease rates. These arrangements include service of the product with back-up and replacement products available at the customer’s request.

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

Revenues from our Gaming products and services to external customers accounted for 64%, 45% and 25% of our total revenues in 2015, 2014 and 2013, respectively.

Contract Procurement
Our Gaming business product sales revenue is generated on an order-by-order basis. Certain of our gaming machines are sold with extended financing payment terms that are typically for a one-year period and, in some cases, up to three years. Casino-management systems are sold under contracts that generally include a combination of casino-management systems software licenses, systems-based hardware products, maintenance and product support fees and professional services. Our WAP, premium and daily fee lease contracts, our lease contracts for other leased and Participation products, our VLT central monitoring and control systems contracts, our table product lease contracts and our gaming services lease contracts can generally be terminated at any time upon notification by either the customer or us subject to the applicable notice periods. The revenue from our VLT central monitoring and control systems business is derived from one international customer and three U.S. customers and no individual contract represents a significant portion of our Gaming service revenues. See the risk factor captioned “We operate in highly competitive industries and our success depends on our ability to effectively compete with numerous domestic and foreign businesses” under the heading “Risk Factors” in Item 1A of this Annual Report on Form 10-K for additional information.
Four large bookmakers operate approximately 86% of the LBOs in the U.K. For the year ended December 31, 2015, our contracts with two of the large U.K. bookmakers represented a significant portion of our U.K. LBO server-based gaming business. Our current contract with Ladbrokes plc (“Ladbrokes”) commenced on October 22, 2013 and is scheduled to expire on March 31, 2019. Our current contract with Gala Coral Group Ltd. (“Gala Coral”) commenced on January 1, 2010 and is set to expire on December 31, 2017. We expect to participate in the bidding process to continue to serve these customers after the expiration of their current contracts, although we cannot predict the outcome of that process. In July 2015, Ladbrokes and Gala Coral announced that they intend to merge. The U.K. Competition and Markets Authority ("CMA") is currently reviewing the proposed merger and may require that these operators divest a certain number of betting shops prior to consummating the contemplated transaction.  As these two operators are the largest customers of our U.K. gaming business, their merger and any asset divestitures relating thereto, could negatively impact our business.
Competition
The gaming machine sector is highly competitive and is characterized by the continuous introduction of new games, gaming machines and related technologies. We compete primarily with International Game Technology ("IGT"), a subsidiary of International Game Technology PLC (the successor of Gtech S.p.A), Ainsworth Game Technology, Aristocrat Leisure Ltd

("Aristocrat"), Aruze Gaming America, Inc., Franco Gaming Ltd., Inspired Gaming Group Limited, Konami Digital Entertainment, Inc. ("Konami"), Multimedia Games, Inc. (which is a subsidiary of EVERI Inc.) and the Novomatic Group of Companies. Our principal direct competitor in our U.K. LBO business is Inspired Gaming Group Limited.
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
With respect to our table products, we compete on the basis of the breadth of our Shuffler products and services and PTGs, product reliability, service, the strength of our intellectual property and our extensive sales, regulatory and distribution channels. Our automated Shufflers also compete against hand shuffling, which remains the most competitive shuffling option for casino card games around the world. Finally, since the need for our Shuffler products is dependent upon the casino's use of live table games, our Shufflers also compete against any products that live table games compete against.
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

Lottery Segment
There are approximately 180 lotteries throughout the world, operated by U.S. and international governmental authorities and their licensees. Governments typically authorize lotteries as a means of generating revenues without imposing additional taxes. Net lottery proceeds are generally set aside for public purposes, such as education, aid to the elderly, conservation, transportation and economic development. Many jurisdictions have come to rely on the proceeds from lottery game sales as a significant source of funding for these programs. Although there are many types of lottery games worldwide, the two principal categories of products offered are draw lottery games and instant lottery games. Currently, 44 U.S. jurisdictions (including Puerto Rico) offer instant game lotteries and 46 U.S. jurisdictions (including Puerto Rico) offer draw lotteries. Lottery operations in international jurisdictions can vary widely depending on the number of new lotteries entering the market, the number of lottery licenses issued within each market and the discontinuance of lotteries and operating licenses.
An instant lottery game is typically played by removing a scratch-off protective coating from a preprinted ticket to reveal if it is a winner. Draw lottery games, such as POWERBALL® and MEGA MILLIONS®, are based on a random selection of a series of numbers, and prizes are generally based on the number of winners who share the prize pool, although set prizes are also offered. Draw lottery games are generally provided through a lottery system in which lottery terminals in retail outlets are continuously connected to a central computer system for the sale and validation of lottery games and related functions. A lottery system may also be used to activate, sell and validate instant lottery games to confirm that a ticket is a winner and prevent duplicate payments. In some jurisdictions, separate instant game validation systems may be installed.
Lotteries may offer a range of other games. In the U.S., some lotteries offer high frequency games such as keno, which is typically played every four to five minutes in restricted social settings, such as bars, and is usually offered as an extension of the lottery system.
Based on third party data, U.S. instant lottery game retail sales and draw lottery retail sales totaled approximately $43 billion and approximately $25 billion, respectively, for the year ended December 31, 2015. We define U.S. lottery retail sales of draw games to primarily include retail sales of draw games, keno and instant games validated by the relevant system. Based on industry information published in the Lafleurs 2015 World Lottery Almanac, we estimate that worldwide instant lottery game retail sales and worldwide draw lottery retail sales totaled approximately $79 billion and $205 billion, respectively, during fiscal year 2014.
The following table summarizes the primary business activities and equity investments included in the Lottery business segment.

	Primary Business Activities		Equity Investments

•	Designing, printing and selling instant lottery games	•	LNS-20% equity interest in the operator of the Gratta e Vinci instant ticket lottery in Italy
•	Providing instant game-related services, such as game design, sales and marketing support and inventory management	•	Northstar Illinois-20% equity interest in the private manager of the Illinois Lottery (contract termination agreement signed in August 2015; effective January 2017)
•	Sublicensing brands for lottery products and providing lottery-related promotional products	•	Northstar New Jersey-17.69% equity interest in the operating entity that provides marketing and sales services to the New Jersey Lottery
•	Supplying player loyalty programs, merchandising services and interactive marketing campaigns	•	Hellenic Lotteries-16.5% equity interest in the operator of the Greek state lotteries
•	Providing lottery systems, including equipment, software, data communication services and support	•	CSG-49% equity interest in the instant game supplier to the China Sports Lottery
•	Providing instant game validation systems	•	GLB-50% equity interest in a provider of lottery systems and services for the China Welfare Lottery
•	Providing software, hardware and related services for sports wagering and keno systems
•	Printing and selling phone cards

The types of products and services from which our Lottery segment derives its revenues are further discussed in Note 1 (Description of the Business and Summary of Significant Accounting Policies). Certain financial information relating to our segments, including segment revenue, operating income (loss) and total assets for the last three fiscal years and certain financial information relating to our revenue derived from and assets located in the U.S. and other geographic areas is included in Note 2 (Business Segments).
Instant Lottery Games
We generate revenue from the manufacturing and sale of instant lottery games. Some of our contracts bundle the design and manufacturing of instant lottery games, instant game management systems and marketing and other services, such as the design and installation of game management software, inventory and distribution, sales, accounting, training and advisory services, market research and retailer training and recruitment. We are typically paid on a Participation basis under these contracts. We believe these services help lotteries effectively manage and support their operations, achieve higher retail sales and lower operating costs. We also provide licensed games and promotional and interactive marketing services to the lottery industry.
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
Lottery Systems
We believe we are a leading provider of lottery systems including customized computer software, software support, equipment, and data communication services, to lotteries in the U.S. and internationally. In the U.S., we typically provide the necessary equipment (including point-of-sale terminals), software and maintenance services pursuant to long-term contracts that typically have an initial term of at least five years under which we are generally paid a fee equal to a percentage of the lottery's total retail sales. Our U.S. contracts typically contain multiple renewal options that generally have been exercised by our customers in the past. Internationally, we typically sell point-of-sale terminals and/or computer software to lottery authorities and may provide ongoing fee-based systems and software support services.
Our lottery systems use proprietary technology that facilitates high-speed processing of draw lottery game wagers as well as validation of winning draw and instant lottery games. This business includes the supply of proprietary transaction-processing software, draw lottery games, keno, point-of-sale terminals, central site computers and communication platforms as well as ongoing operational support and maintenance services. We have contracts to operate lottery systems for ten of the 46 U.S. jurisdictions (including Puerto Rico) that operate draw lotteries. In addition, we have a contract with the manager of the Indiana lottery to provide and maintain the point-of-sale terminal base. Internationally, we have lottery systems operating in Canada, China, France, Germany, Hungary, Iceland, Israel, Italy, Latvia, Mexico, Norway, the Philippines, Spain and Switzerland.
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
Revenues from our Lottery products and services to external customers accounted for 28%, 47% and 72% of our total revenues in 2015, 2014 and 2013, respectively.
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
The table below lists our more significant lottery contracts representing approximately 34% of our Lottery revenue. The U.S. lottery industry's 2015 fiscal year generally ended on June 30, 2015. We are the exclusive provider of systems in the lottery systems contracts listed below and we are the primary supplier of instant lottery games. The commencement date of the contract is the date we began generating revenue under such contract, which for our Lottery contracts is typically the start-up date. The table below also includes instant or draw lottery game retail sales, (as applicable), if publicly available, for each jurisdiction.

Lottery/Operator	Fiscal 2015 State Instant Game or Lottery Systems Retail Sales (in millions)	Type of Contract	Commencement Date of Current Contract	Expiration Date of Current Contract (before any exercise of remaining renewal options)	Current Renewal Options Remaining
Florida	$3,721	Instant Games - Participation	October 2008	September 2018	None
Georgia	$2,831	Instant Games - Participation	September 2003	September 2018	None
Pennsylvania	$2,608	Instant Games - Participation	August 2007	August 2017	None
Pennsylvania	$3,838	Lottery systems	January 2009	December 2018	None
Northstar New Jersey	$1,709	Instant Games - Participation	October 2013	June 2029	N/A*
Camelot Group plc (U.K.) (1)	£2,519	Instant Games - Participation	November 2013	January 2023	None
LNS (Italy)	€9,022	Instant Games - Price-per-unit	October 2010	September 2019	1 nine-year
____________________________________________________________________________________________________________________________________
* Although the contract may be extended in accordance with its terms, the contract does not provide a specific number of renewals.

(1)	Camelot Group plc is the lottery operator of the U.K. National Lottery.

Competition
The instant lottery game sector is highly competitive and continues to be subject to intense price-based competition. Our principal instant games competitors in the U.S. are IGT and Pollard Banknote Limited. Except as permitted by the North American Free Trade Agreement with respect to Canada, it is currently illegal to import lottery games into the U.S. from a foreign country. Our business could be adversely affected should additional international competitors in Canada export lottery products to the U.S. or should other international competitors establish instant game printing facilities in the U.S. or Canada to supply the U.S. Internationally, a number of instant lottery game vendors compete with us including the competitors noted above as well as diversified printers in India, China and Latin America. Our principal competitors in the supply of lottery-related licensed games, promotional entertainment and loyalty or rewards programs are Alchemy3 LLC, ePrize LLC, IGT, Pollard Banknote Limited and Intralot S.A.
The lottery systems business is also highly competitive and continues to be subject to intense price-based competition. Our principal competitors in this business are IGT, Intralot S.A. and Tattersalls Group. We also compete with various suppliers of lottery system components, such as terminals and computer systems, as well as lottery operators that internally develop their own systems.
As countries liberalize gaming regulations, lotteries may expand their scope by offering sports wagering, gaming machines, interactive gaming or other forms of gaming, which may introduce new suppliers that compete with us for lottery customers. In some jurisdictions, the liberalization of gaming regulations has included the privatization or outsourcing of all or a portion of the lottery operations via a competitive bidding process. We believe Camelot Group plc, the Tattersalls Group, IGT and Intralot, S.A. to be among those who may bid on such opportunities.
Interactive Segment
Our Interactive business segment includes social (non-wagering) gaming and interactive RMG. Through our Interactive segment, we make available WMS, Bally, SHFL, Barcrest and third-party branded content directly to players of social gaming, or—in the case of RMG—directly to online casino operators. Our SG UniverseTM service features multiple platforms, which empower land-based casinos to increase engagement with their players at home, on-the-go and during each visit to the casino floor. Similar to traditional land-based gaming, the appeal and performance of our game content is an important contributor to our success in the interactive gaming business. Our Interactive gaming business is increasingly focused on products and services that operate on both mobile and desktop products and platforms.

The following table summarizes the primary business activities included in the Interactive business segment.

	Primary Business Activities		Equity Investments

•	Operating social casino-style, slot-based games through Facebook®, iOS, Android and various other desktop and mobile platforms	•	None
•	Provision of content, via remote game server technology, to licensed online casino operators on both desktop and mobile platforms
•	Provision of play-for-fun and play-for-free white-label gaming for traditional land-based casinos through SG Universe
•	Provision of content and technology for on-premises mobile interactive gaming to traditional land-based casinos
The types of products and services from which our Interactive segment derives its revenues are further discussed in Note 1 (Description of the Business and Summary of Significant Accounting Policies). Certain financial information relating to our segments, including segment revenue, operating income (loss) and total assets for the last three fiscal years and revenue and assets in the U.S. and other geographic areas, is included in Note 2 (Business Segments).
We provide interactive gaming products and services for both social gaming and RMG, available via desktop and mobile devices.

•
Social Gaming: We host Jackpot Party TM Social Casino ("JPSC"), Gold Fish TM Casino Slots ("GFC"), Quick HitTM Slots (“QHS”) and Hot Shot CasinoTM (“HSC”), Dragonplay Slots® (“DPS”), and Dragonplay Poker® (“DPP”) on various platforms. Our products are available in the following formats:

	Facebook	Apple	Google Play	Amazon Kindle	Yahoo	Microsoft Windows
JPSC	X	X	X	X	X	X
GFC	X	X	X	X	X
QHS	X	X	X	X		X
HSC	X
DPP	X	X	X	X
DPS	X	X	X	X
In our social gaming business, we earn revenue from the sale of virtual coins or chips, which players can use to play our games (i.e., spin in the case of slots, bet in the case of poker). Revenue is recorded when the purchased coins or chips are used by the customer. We also host play-for-fun and play-for-free services for traditional land-based casinos and earn revenue based on fixed fees, a share of the proceeds from the sale of virtual coins, or a mix of fixed fees and a share of such proceeds.

•
RMG: We serve online casino operators, primarily in Europe, by offering our games on a Participation basis. We host our game content on our centrally-located servers (often referred to as remote game servers) that are integrated into the online casino operators’ websites. We typically earn a percentage of the operator’s net gaming revenue generated by their players playing the games we host. We also host on-premises interactive gaming for certain customers and earn revenue based on fixed fees, a revenue share with our online casino-customer, or a mix of fixed fees and revenue share.

•
SG Universe: We host play-for-fun and play-for-free services for traditional land-based casinos and earn revenue based on fixed fees, a share of the proceeds from the sale of virtual coins, or a mix of fixed fees and a share of such virtual coin proceeds. We also host on-premises interactive gaming for certain customers and earn revenue based on fixed fees, a revenue share with our online casino-customer, or a mix of fixed fees and revenue share.

We believe that growth in our Interactive gaming business is driven largely through new channels of distribution, such as the various types of mobile gaming platforms, the expansion of legal interactive RMG jurisdictions, the addition of social gaming products, such as our newest social games Quick Hits Slots and Hot Shot Casino, both of which we launched in 2015, the number and quality of our proprietary and third-party branded games released and available to players, the addition of traditional land-based casino operators and RMG operators that are not currently customers, the effectiveness of our marketing efforts designed to engage new players and re-engage existing players, and the prominence of our offerings on operators’ websites, which is not controlled by us.

Virtually all sectors of the interactive gaming industry are impacted by changes in economic conditions that impact players’ disposable income.
Our revenue from the Interactive segment is included in services revenue.
Revenues from our Interactive services to external customers accounted for 8%, 8% and 3% of our total revenues in 2015, 2014 and 2013, respectively.
Contract Procurement
Our Interactive social gaming revenue is typically generated from a high volume of players' one-time purchase transactions of virtual coins which are used to play the games, whereas our RMG revenue is generated by royalty or Participation payments based on usage under license agreements with online casino operators that typically have a duration of approximately three years.
Competition
In our social gaming business, as games are free to play, we compete for the leisure time and discretionary spending of consumers with other interactive gaming entertainment companies, and where our primary competitors include DoubleDown Interactive, a subsidiary of IGT, Caesars Interactive Entertainment, Big Fish Games Inc., a subsidiary of Churchill Downs, Inc., GSN/Bash Gaming, Product Madness, a subsidiary of Aristocrat, High 5 Games and Zynga Inc. In our RMG business, our primary competitors are Playtech Limited, Net Entertainment, Microgaming Software Systems Ltd., IGT, NYX Gaming Group and High 5 Games.
Research and Product Development
We believe our ability to attract new gaming, lottery and interactive gaming customers and retain existing customers depends in part on our ability to evolve our product line by continually developing world-class games, hardware and systems technology and functionality to enhance player entertainment and customer profitability. We are also focused on expanding utilization of the internet and other interactive technologies to increase play. Our gaming machines are usually designed and programmed by our internal engineering staff and internal and external game development studios with the input and cooperation of our customers. We believe that many of our innovations have become industry standards.
We have Gaming R&D personnel located primarily in our Las Vegas, Nevada R&D facility and our state-of-the-art technology campus in Chicago, Illinois. A large portion of our Lottery R&D team is based in our Alpharetta, Georgia facilities. We have Interactive personnel located primarily in Chicago, Illinois, Cedar Falls, Iowa and Tel Aviv, Israel. We also have game development studios in Las Vegas, Nevada, Sydney, Australia, Manchester, England and India (including Bangalore, Chennai and Pune), with additional R&D staff for our Gaming, Lottery and Interactive gaming businesses in other locations, including Reno, Nevada and Vienna, Austria. Each of our game development studios works concurrently on multiple games and is staffed with producers, software developers, graphic artists, mathematicians, composers and game designers. We believe that we are able to more easily recruit and retain top talent to develop games and systems specific to each market as a result of our global presence. During the years ended December 31, 2015, 2014 and 2013, our R&D expense totaled $183.9 million, $117.0 million and $26.0 million, respectively.
Intellectual Property
Many of our products utilize intellectual property rights, including trademarks, trade dress, copyrights, patents and trade secrets.  We consider our intellectual property rights to be, in the aggregate, material to our business. We protect our investment in research and development by seeking intellectual property protection as appropriate for our technologies and content. We also acquire and license intellectual property from third parties.

The terms of our patents vary based on the date and jurisdiction of filing. The term of U.S. patents generally expires 20 years from the date of filing of the first non-provisional patent application in a family of patents. The actual protection afforded by a patent depends upon the type of patent, the scope of its coverage and the availability of legal remedies in the applicable country. Certain technologies, which are material to our Gaming, Lottery and Interactive gaming businesses, are the subject of patents issued and patent applications currently pending in the U.S. and certain other countries. Our Lottery business utilizes our patented and patent-pending technologies in the production, secure printing, validation and distribution of instant lottery games. Our Gaming and Interactive gaming businesses utilize our patented and patent-pending technologies in games and associated platforms and systems. In addition, we patent and license game content as part of our licensed properties and Gaming, Lottery and Interactive gaming businesses.
We market many of our products under trademarks and copyrights that provide product differentiation and recognition and promote our portfolio of product offerings. All of our games feature elements subject to copyright rights and protection. In addition, we generally obtain trademark protection and often seek to register trademarks for the names and designs under which we market and license our products and games. Protections for trademarks exist in many countries, including the U.S., for as long as the trademark is registered and/or used. Registrations are generally issued for fixed, but renewable terms, although trademark rights may exist whether or not a mark is registered and the duration of the registrations vary by country.
We believe that our use of both our own and third party licensed brand names and related intellectual property contributes to the appeal and success of our products, and that our future ability to license, acquire or develop new brand names is important to our continued success. Therefore, we continue to invest in the recognition of our brands and brands that we license. Certain of our games are based on popular brands licensed from third parties, such as Hasbro International, Inc., Fremantle Media North America, CBS Studios Inc., Turner Entertainment Co., Warner Bros. Consumer Products Inc., Harley-Davidson, Playboy Enterprises International, Inc., Paramount Pictures Corporation, Hearst Holdings Inc., King Features Syndicate Division, Twentieth Century Fox Licensing and Merchandising, Major League Baseball and National Basketball Association. Brand license terms typically obligate us to make minimum guaranteed royalty payments over the duration of the license period and to make advance payments against those commitments. Licensors also typically have the right to inspect and approve the use of licensed property.
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
Production Processes, Sources and Availability of Components
We currently produce substantially all of our gaming machines at our facilities in Las Vegas, Nevada and Sydney, Australia. We also have finishing lines in our Barcelona, Spain facility, as well as in Midrand, South Africa, Buenos Aires, Argentina and Manchester, England. These finishing lines allow for the completion and testing of our gaming machine assemblies from our facilities in Las Vegas. We also refurbish used gaming machines primarily at our Las Vegas facilities. In connection with the integration of the Bally acquisition, in 2015 we moved our manufacturing operations from Waukegan, Illinois to Las Vegas and are in the process of selling our Waukegan facility.
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
Shufflers, including automatic card shufflers and roulette chip sorters, are assembled in one of our Las Vegas facilities and by a third party near Salzburg, Austria.
Hardware and component parts associated with our casino-management systems are housed primarily in our Las Vegas facilities. These parts do not require a significant amount of assembly and are used primarily in systems implementations, which take place at customer locations.
Our dedicated computer-controlled printing process is specifically designed to produce secure instant lottery games for government-sanctioned lotteries. We also have the capability to track instant games from the point of production through delivery to retailers. Instant lottery games are delivered finished and ready for distribution by the lottery authority (or by us under certain contracts). An instant lottery game that has been removed at any point in the distribution chain in an unauthorized manner can be flagged and invalidated in the event that it is used to claim winnings. Paper and ink are the principal raw materials consumed in our instant lottery manufacturing operations.

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
The raw materials used in manufacturing our lottery terminals and gaming machines include various metals, plastics, wood, glass and numerous component parts, including electronic sub-assemblies, computer boards and LCD screens. We believe that our sources of supply of component parts and raw materials are generally adequate.
Seasonality
Our results of operations can fluctuate due to seasonal trends and other factors. Sales of our gaming machines to casinos are generally strongest in the spring and slowest in the summer, while revenue from our Participation gaming machines is generally highest in the spring and summer. See the risk factor captioned "Our results of operations fluctuate due to seasonality and other factors, and therefore, our periodic operating results are not guarantees of future performance" under the heading "Risk Factors" in Item 1A of this Annual Report on Form 10-K for additional information.
Employees
As of December 31, 2015, we employed approximately 8,500 persons worldwide, with approximately 5,100 employed domestically and 3,400 employed internationally.
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

While we believe that we are in compliance with all material gaming and lottery laws and regulatory requirements applicable to us, there can be no assurance that our activities or the activities of our customers will not become the subject of any regulatory or law enforcement proceeding or that any such proceeding would not have a material adverse impact on us or our results of operations, cash flow or financial condition.

We have developed and implemented a rigorous internal compliance program in an effort to ensure that we comply with legal requirements imposed in connection with our Gaming and Lottery activities, as well as legal requirements generally applicable to all publicly traded companies. The compliance program is run on a day-to-day basis by our chief compliance officer with legal advice provided by attorneys in our legal and compliance departments as well as outside experts. The compliance program is overseen by the compliance committee of our board of directors, which is comprised of employee and non-employee directors and a non-employee gaming law expert. While we are firmly committed to full compliance with all applicable laws, there can be no assurance that our compliance program will prevent the violation of one or more laws or regulations, or that a violation by us or an employee will not result in the imposition of a monetary fine or suspension or revocation of one or more of our licenses.

In the EU, various judgments by the Court of Justice of the European Union ("CJEU") have addressed the approaches adopted by certain member states to restrict and/or regulate gaming. Topics addressed in those judgments include the ability of member states to grant, or to maintain, monopolies for gaming and lottery activities and the power of member states to limit access by gaming and/or lottery providers established elsewhere in the EU. Several cases on these subjects are currently pending in the CJEU.

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

Gaming
We provide our games, gaming machines, gaming systems, table products and related products and services in legal gaming jurisdictions worldwide. The manufacture, distribution, provision and operation of our gaming products and services is subject to regulation and approval by various city, county, state, provincial, federal, tribal and foreign agencies. The primary purposes of these rules are to (1) ensure the responsibility, financial stability and character of the parties involved in these activities through licensing requirements, (2) ensure the integrity and compliance of our gaming products and services and (3) prohibit the use of gaming products and services at unauthorized locations or for the benefit of undesirable parties.
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
We believe we hold all of the licenses and permits necessary to conduct our business. We are authorized to sell, lease or operate our gaming products and services in approximately 450 jurisdictions worldwide (including jurisdictions that do not require licensing), including approximately 170 international gaming jurisdictions.
In addition, a number of U.S. states authorize wagering on VLTs at state regulated and licensed facilities. Although some states restrict VLTs to already existing wagering facilities (e.g., racetracks), others permit these machines to be placed at venues such as bars, restaurants, truck stops and other specifically licensed gaming facilities. In addition, all of the Canadian provinces and various other international jurisdictions have authorized VLTs.

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

Within the past few years, state-authorized internet casino gaming has been launched in Delaware and New Jersey and state authorized online poker has been launched in Nevada. A number of other states are also considering adopting legislation to specifically authorize interactive gaming or online poker. Additionally, two state lotteries offer (and other lotteries are considering offering) internet instant game sales to in-state lottery customers and a number of other states allow subscription sales of draw games over the internet.
However, there have been various bills proposed recently in the U.S. to restrict or prohibit interactive gaming and lottery sales. Very significant resources are being devoted to supporting these efforts. Although these efforts have generally not been successful, there can be no assurance that laws restricting interactive gaming or lottery sales will not be passed at either the federal or state level. For instance, in May 2015, the Minnesota legislature passed an amendment to the state’s lottery law prohibiting the sale of instant win lottery tickets over the internet. Furthermore, changes in the executive branches of government at the state and federal level could affect federal and state policies on gaming as well.

To varying degrees, a number of European governments have taken steps to change the regulation of internet wagering through the implementation of new or revised licensing and taxation regimes, some of which include the imposition of sanctions on unlicensed providers. Countries outside Europe and the U.S. have also begun evaluating interactive gaming regulation and an increase in regulated markets outside of the U.S. and Europe is likely to continue. Some of our competitors may be more willing to provide internet wagering in countries where the relevant laws and regulations are unclear or not uniformly enforced, putting us at a competitive disadvantage if we do not provide services related to internet wagering in such countries.

We continue to devote significant attention to monitoring these developments. However, we cannot predict the timing, scope or terms of any state, federal or foreign regulations relating to Interactive gaming and Lottery sales.

Additional Information Regarding Government Regulations

As the gaming regulations of many jurisdictions are similar and we operate in a large number of jurisdictions, we are not including descriptions of the specific gaming requirements in the different jurisdictions in which we operate. For additional information, we have filed a summary of the gaming regulations that govern our businesses as an exhibit to this Annual Report on Form 10-K. See Exhibit 99.12 (Gaming Regulations). In addition, see "Risk Factors" in Item 1A of this Annual Report on Form 10-K for a discussion of risk factors related to gaming and lottery regulations to which we may be subject.

Executive Officers of the Company
Certain information regarding each of our executive officers is set forth below.

Name	Age	Position
M. Gavin Isaacs	51	President and Chief Executive Officer
Scott D. Schweinfurth	61	Executive Vice President, Chief Financial Officer and Corporate Secretary
Michael A. Quartieri *	47	Vice President and Corporate Controller
Derik J. Mooberry	43	Executive Vice President and Group Chief Executive, Gaming
James C. Kennedy	59	Executive Vice President and Group Chief Executive, Lottery
David W. Smail	50	Executive Vice President and Chief Legal Officer
Larry A. Potts	68	Senior Vice President, Chief Compliance Officer and Director of Security
Steve W. Beason	54	Enterprise Chief Technology Officer
Jeffrey B. Johnson	51	Vice President, Finance and Chief Accounting Officer
*Mr. Quartieri will succeed Mr. Schweinfurth following the filing of this Annual Report on Form 10-K.
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
Scott D. Schweinfurth has served as Executive Vice President and Chief Financial Officer since April 2014 and as the Corporate Secretary since March 2015. Mr. Schweinfurth will retire effective upon the filing of this Annual Report on Form 10-K. Mr. Schweinfurth served as Senior Vice President, Chief Financial Officer of Gaming and Chief Integration Officer from October 2013 until April 2014. From 2000 to October 2013, Mr. Schweinfurth served as Executive Vice President, Chief Financial Officer and Treasurer of WMS, which was acquired by the Company in October 2013. Prior to joining WMS, Mr. Schweinfurth served as Senior Vice President, Chief Financial Officer and Treasurer of Bally and, prior to that, Mr. Schweinfurth worked at Ernst & Young LLP. Mr. Schweinfurth is a registered certified public accountant and is Co-Chairman of the Audit Committee of IAGA.
Michael A. Quartieri has served as the Company’s Vice President and Corporate Controller since November 2015. Mr. Quartieri will succeed Mr. Schweinfurth as the Company’s Executive Vice President, Chief Financial Officer and Secretary following the filing of this Annual Report on Form 10-K. Prior to joining the Company, Mr. Quartieri served nine years with Las Vegas Sands Corp., ending his tenure as Senior Vice President, Chief Accounting Officer and Global Controller. Prior to that, he had a 13‑year tenure at Deloitte & Touche LLP, rising to the position of Director of Audit and Assurance Services and specializing in gaming and hospitality clients.
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
David W. Smail has served as Executive Vice President and Chief Legal Officer since August 2015. Prior to this role, he served as Executive Vice President and General Counsel of Morgans Hotel Group Co. Prior to that, he was Executive Vice President and Group General Counsel at Havas S.A., a France-based global advertising and communications services company. Earlier in his career, he was a partner with the international law firm Hogan Lovells, where he worked in Paris, France and Washington D.C.

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
Jeffrey B. Johnson serves as Vice President, Finance, and Chief Accounting Officer. Mr. Johnson joined the Company in September 2011. Previously, Mr. Johnson was the Executive Vice President and Chief Financial Officer for Tensar Corporation, a global engineering services and construction products manufacturing company. Prior to that, he served as Vice President, Corporate Controller and Chief Accounting Officer for Tempur-Pedic International Inc., a publicly traded consumer products company. Prior to 1999, Mr. Johnson was a Manager of Audit and Business Advisory Services at Andersen LLP. Mr. Johnson is a certified public accountant and a certified management accountant.
Access to Public Filings
We file annual reports, quarterly reports, current reports, proxy statements and other documents with the SEC under the Securities Exchange Act of 1934, as amended (the "Exchange Act"). Copies of any materials we file with the SEC are also available at the SEC’s Public Reference Room at 100 F Street, N.E. Washington, D.C. 20549. Information on the operation of the Public Reference Room may be obtained by calling the SEC at 1-800-SEC-0330. In addition, the SEC maintains an Internet site that contains reports, proxy and information statements and other information regarding issuers that file electronically with the SEC at www.sec.gov.
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

ITEM 1A.    RISK FACTORS
The risks described below are not the only risks facing us. Please be aware that additional risks and uncertainties not currently known to us or that we currently deem to be immaterial could also materially and adversely affect our business operations. You should also refer to the other information contained in our periodic reports, including the Forward-Looking Statements section, our consolidated financial statements and the related notes and Management’s Discussion and Analysis of Financial Condition and Results of Operations for a further discussion of the risks, uncertainties and assumptions relating to our business. Except where the context otherwise indicates, references below to the "Company," "we," "our," "ours" and "us" include all of our subsidiaries.

Risks Relating to our Business and our Industries

We operate in highly competitive industries and our success depends on our ability to effectively compete with numerous domestic and foreign businesses.

We face significant competition in our traditional Gaming and Lottery businesses and in the evolving interactive gaming and lottery industries, not only from our traditional competitors but also from a number of other domestic and foreign providers (or, in some cases, the operators themselves), some of which have substantially greater financial resources and/or experience than we do. In addition, we cannot assure you that our products and services will be successful or that we will be able to attract and retain players as our products and services compete with the products and services of others, which may impact our results of operations, cash flows and financial condition.

Gaming

Our Gaming business faces significant competition, including from illegal operators. There are a limited number of gaming operators and many established companies offer competing products. We compete on the basis of the content, features, quality, functionality and price and financing terms of our products and services and the quality and responsiveness of our services. Some of our product lines may compete against each other for space on the casino floor. Consolidation of casino operators and other operators, increased competition among operators and economic conditions causing reductions in capital expenditures by operators have significantly increased the level of competition among gaming suppliers.

We also face high levels of competition in the supply of products and services for newly legalized gaming jurisdictions and for openings of new or expanded casinos. Our success is dependent on our ability to successfully enter new markets and compete successfully for new business especially in the face of declining demand for gaming machine replacements.
We also compete to obtain space and favorable placement on casino gaming floors. Casino operators focus on performance, longevity, player appeal and price when making their purchasing decisions. Competitors with a larger installed base of gaming machines and more game themes than ours may have an advantage in obtaining and retaining placements in casinos. Additionally, we face competition from the increased number of small gaming equipment companies that have emerged in the gaming space in recent years and are able to focus their resources on developing a smaller number of high‑performing products.
We have offered customers discounts, free trials and free gaming equipment, including conversion kits (and, in some cases, free gaming machines) in connection with the sale or placement of our products and services. In addition, we have, in some cases, agreed to modify pricing and other contractual terms in connection with the sale or placement of our products. There can be no assurance that competitive pressure will not cause us to increase the incentives that we offer to our customers or agree to modify contractual terms in ways that are unfavorable to us, which could adversely impact our results of operations, cash flows and financial condition.

We have provided a higher level of extended payment term financing for product purchases and we expect to continue providing a higher level of extended payment term financing in this business until the economy and industry conditions improve and demand for such financings abates. We believe that our competitors also offer extended payment term financings to customers in similar situations. Our competitors may provide a greater amount of financing or better terms than we do and this may impact demand for our Gaming products and services.

The competition for casino-management technology solutions and systems is significant. Product features and functionality, accuracy, reliability, service level and pricing are among the factors that determine how successful providers are in selling their systems. Competition for these products is intense due to the low number of providers and the limited number of casinos and jurisdictions in which they operate.

We compete in our table products business on the basis of the scope and reliability of our products and services, our intellectual property and the extent of our sales, regulatory and distribution channels. Our Shufflers also compete against hand shuffling, which remains the most competitive shuffling option for casino card games around the world. Finally, since the need for our Shufflers is dependent upon the casino's use of live table games, our Shufflers also compete against any products that live table games compete against.

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

Contract awards by lottery authorities are sometimes challenged by unsuccessful bidders through costly and protracted legal proceedings that can result in delayed implementation or cancellation of awards. In addition, the U.S. lottery industry has matured such that we believe the number of states conducting lotteries is unlikely to increase materially in the near‑term.

We believe our principal competitors in the instant lottery game business have increased, and are expected to continue to increase, their production capacity, resulting in pricing pressures in the instant lottery game business. This may adversely affect our ability to win or renew instant lottery game contracts or may reduce the profitability of instant lottery game contracts that we do win. We also compete in the international instant lottery game business with low-price printers whose quality we believe is lower than ours in regulated environments where laws are being reinterpreted to create competition from non‑traditional lottery vendors and products. Our U.S. instant lottery game business could be adversely affected if additional foreign competitors operating in Canada export their lottery products to the U.S. or if other foreign competitors establish printing facilities in the U.S. or Canada to supply the U.S.
We face increased price competition in our lottery systems business from our two principal competitors in that business. Since the beginning of 2013, we have lost lottery systems contracts in Colorado and Indiana to our competitors following the expiration or termination of our contracts. In Indiana, we will continue to provide certain services through August 2016.
As some jurisdictions seek to privatize or outsource lottery operations (including partial privatizations through private management agreements or otherwise), we face competition from both traditional and new competitors with respect to these opportunities. In some cases, we may find it necessary or desirable to enter into strategic relationships with third parties, including competitors and may be required to commit significant sums of money in order to pursue these opportunities.

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

Interactive

Our Interactive social gaming and RMG businesses are also subject to significant competition. Our RMG business focuses on the supply of game content to online casino operators and there are a number of competitors in that industry, including from illegal or unregulated operators. Additionally, we have expanded into Interactive social gaming as have several of our competitors and our customers.  This expansion also causes us to compete with social gaming companies that have no connection to regulated RMG and many of those companies have a base of existing users that is larger than ours. In order to stay competitive in both our Interactive social gaming and RMG businesses, we will need to continue to create and market game content that attracts players and invest in new and emerging technologies. Some of our competitors may be more willing to provide internet wagering in countries where the relevant laws and regulations are unclear or not uniformly enforced, putting us at a competitive disadvantage if we do not provide services related to internet wagering in such countries.

We have offered customers discounts, free trials and free spins for end users in connection with the Interactive gaming businesses. There can be no assurance that competitive pressure will not cause us to increase the incentives that we offer to our customers, which could adversely impact our results of operations, cash flows and financial condition.

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

In our Gaming business, especially our Participation gaming business, our revenue is driven in large part by players’ disposable incomes and level of gaming activity. Unfavorable economic conditions have reduced the disposable incomes of casino patrons and resulted in fewer patrons visiting casinos, whether land‑based or online, and lower amounts spent per casino visit. A further or extended decline in disposable income could result in reduced play levels on our Participation gaming machines, causing our results of operations and cash flows from these products to decline. Additionally, higher airfares and other costs may adversely affect the number of players visiting our customers’ casinos. A decline in play levels may also negatively impact the results of operations, cash flows and financial condition of our casino customers and their ability to purchase our products and services. Unfavorable economic conditions may result in volatility in the credit and equity markets. The difficulty or inability of our customers to generate or obtain adequate levels of capital to finance their ongoing operations may reduce their ability to purchase our products and services.

Current unfavorable economic conditions have impacted, and could continue to impact, the ability of our Gaming customers to make timely payments to us. In addition, continued unfavorable conditions have caused, and could continue to cause, some of our Gaming customers to ultimately declare bankruptcy, which would adversely affect our business. In recent years, our Gaming business has expanded the use of extended payment term financing for gaming machine purchases and we expect to continue providing a higher level of extended payment term financing in this business until demand from our customers for such financings abates. These financing arrangements may increase our collection risk and, if customers are not able to pay us, whether as a result of financial difficulties, bankruptcy or otherwise, we may incur provisions for bad debt related to our inability to collect certain receivables. In addition, both extended payment term financing and operating leases result in a delay in our receipt of cash, which reduces our cash balance, liquidity and financial flexibility to respond to changing economic events.

In our Lottery business, we believe that the difficult economic conditions have contributed to reductions in spending on marketing by our customers and, in certain instances, less favorable terms under our contracts, as many of our customers face significant budget shortfalls and seek to cut costs.

There are ongoing concerns regarding the debt burden of certain countries, particularly in Europe and South America, and their ability to meet their future financial obligations, which have resulted in downgrades of the debt ratings for these countries. We currently operate in, and our growth strategy may involve pursuing expansion or business opportunities in certain of these jurisdictions, such as Argentina, Greece, Italy, Puerto Rico and the Ukraine. These sovereign debt concerns, whether real or perceived, could result in a recession, prolonged economic slowdown, or otherwise negatively impact the general health and stability of the economies in these countries or more broadly. In more severe cases, this could result in a limitation on the availability or flow of capital, thereby restricting our liquidity and negatively impacting our results of operations, cash flows and financial condition. In March 2015, we signed a contract to provide OPAP S.A. ("OPAP") with 5,000 VLTs pursuant to OPAP's ten-year license to operate a network of 16,500 VLTs across Greece. While deployment was expected to begin in the second quarter of 2015 and conclude by the end of 2015, political and economic issues in Greece have delayed the launch of the VLTs and placements may not begin until mid-2016, at the earliest.

Our future results of operations may be negatively impacted by declines in the replacement cycle of gaming machines and by the slow growth of new gaming jurisdictions or slow addition of casinos in existing jurisdictions.

Demand for our Gaming products and services is driven by the replacement of existing gaming machines in existing casinos, the establishment of new jurisdictions, the opening of additional casinos in existing jurisdictions and the expansion of existing casinos.

Over the years, due to a variety of factors including the recent economic crisis and the slow or incomplete recovery, reduced investments and capital budgets and continued economic uncertainty, the replacement cycle for gaming machines has grown longer. Low levels of demand for gaming machine replacements could reduce the demand for our products and negatively impact our results of operations, cash flows and financial condition.

The opening of new casinos and expansion of existing casinos fluctuate with demand, economic conditions, regulatory approvals and the availability of financing. In addition, the expansion of gaming into new jurisdictions can be a protracted process. In the U.S., governments usually require a public referendum and legislative action before establishing or expanding gaming. Any of these factors could delay, restrict or prohibit the expansion of our business and negatively impact our results of operations, cash flows and financial condition.

Our future results of operations may be negatively impacted by ownership changes and consolidation in the gaming industry, including by casino operators.

As repeat customers represent a substantial part of our revenue in our casino Gaming business, our business, results of operations, cash flow and financial condition could be negatively affected if our casino customers are sold to or merge with other entities. Such entities may purchase more products and services of our competitors, reduce spending on our products or cause downward pricing pressures. Consolidation among casino operators could result in order cancellations or a slowing in the replacement cycle for existing gaming machines, or could require our current customers to purchase our competitors’ products, any of which could negatively impact our Gaming business.

In July 2015, two of the largest betting shop operators in the U.K., Ladbrokes and Gala Coral, announced that they intend to merge. The CMA is currently reviewing the proposed merger and may require that these operators divest a certain number of betting shops prior to consummating the contemplated transaction. As these two operators are the largest customers of our U.K. gaming business, their merger and/or any asset divestitures relating thereto, could negatively impact our business.

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

In our Gaming business, our success depends upon our ability to respond to dynamic customer demand by producing new and innovative products and services. The process of developing new products and systems is inherently complex and uncertain.  It requires accurate anticipation of changing customer needs and end user preferences as well as emerging technological trends.  If our competitors develop new game content and technologically innovative products and we fail to keep pace, our business could be adversely affected.  If we fail to accurately anticipate customer needs and end user preferences through the development of new products and technologies, we could lose business to our competitors, which would adversely affect our results of operations, cash flows and financial condition.

We may experience manufacturing, operational or design problems that could delay or prevent the launch of new products or services. Introducing new and innovative products and services requires us to adapt and refine our manufacturing, operations and delivery capabilities to meet the needs of our product innovation. If we cannot efficiently adapt our manufacturing infrastructure to meet the needs associated with our product innovations, or if we are unable to upgrade our production capacity in a timely manner, our Gaming business could be negatively impacted. In the past, we have experienced delays in launching new products and services due to the complex or innovative technologies embedded in our products and services. Such delays can adversely impact our results of operations, cash flows and financial condition.
In addition, the social gaming landscape is rapidly evolving and is characterized by major fluctuations in the popularity of social products and platforms, such as mobile. We may be unable to develop products at a rate necessary to respond to these changes, or at all, or that anticipate the interests of social players. Likewise, our social gaming offerings operate largely through Facebook, Google Play for Android devices, Apple’s iOS platform, Kindle's platform, Yahoo's platform and Microsoft Windows. If alternative platforms increase in popularity, we could be adversely impacted if we fail to timely create compatible versions of our products.
Our success also depends on creating products and services with strong and sustained player appeal. We are under continuous pressure to anticipate player reactions to, and acceptance of, our new products, avoid jackpot fatigue (declining play levels on smaller jackpots) and continue to provide successful products that generate a high level of play. In some cases, a new game or gaming machine will only be accepted by our casino or Interactive gaming customers if we can demonstrate that it is likely to produce more revenue and Net win and/or has more player appeal than our existing products and services or our competitors’ products and services.
WAP, premium and daily fee Participation gaming machines are replaced on short notice by casino operators if they do not meet and sustain revenue and profitability expectations. Customers may cancel pending orders with us if our products are not performing to expectations at other casinos.

We have invested, and may continue to invest, significant resources in R&D efforts. We invest in a number of areas, including product development for game and system‑based hardware, software and game content. In addition, because of the sophistication of our newer products and the resources committed to their development, they are generally more expensive to produce. If our new products do not gain market acceptance or the increase in the average selling price of these new products is not proportionate to the increase in production cost, in each case as compared to our prior products, or if the average cost of production does not go down over time, whether by reason of long-term customer acceptance, our ability to find greater efficiencies in the manufacturing process as we refine our production capabilities or a general decrease in the cost of the technology, our margins will suffer and could negatively impact our business, results of operations, cash flows and financial condition. There can be no assurance that our investment in R&D will lead to successful new technologies or products. If a new product is not successful, we may not recover our development, regulatory approval or promotion costs.
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
Often, our games, Gaming product hardware and software and our Interactive gaming products and services must be approved in the jurisdictions in which they are operated, and we cannot assure you that such products or services will be approved in any jurisdiction. Our networked gaming technology requires regulatory approval in gaming jurisdictions prior to the shipment or implementation of any gaming machines, products or services and, although we have received approvals from the jurisdictions in which we currently operate this technology, we cannot assure you that we will receive the approvals necessary to offer it in additional gaming jurisdictions. Many of our customers are required to be licensed and delays in approvals of our customers’ operations or expansions may adversely affect our results of operations, cash flows and financial condition. In addition, current regulations in a number of jurisdictions where our customers operate, such as Macau SAR and Singapore, limit the amount of space allocated to our products or limit the amount of new product available to operators to an amount that has been pre-approved by regulators. Substantial changes in any such regulations could adversely affect demand for our products.

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

In April 2015, the U.K. government implemented new regulations for fixed odds betting terminals, also known as B2 gaming terminals, which are typically located in LBOs. These new regulations affect players who bet more than £50 per play and, among other things, require such players to have registered player accounts or to fund their accounts at the counter rather than the betting terminal. We believe that these changes have negatively impacted our U.K. customers’ businesses and, therefore, our U.K. gaming business. The U.K. government is currently in the process of reviewing the effect of the new regulations as part of its 2016 triennial review of stakes and prizes for all gaming terminals, which may lead to additional regulations. Any changes to stakes and prizes could negatively impact our customers or our U.K. gaming business.

We and certain of our affiliates, major stockholders (generally persons and entities beneficially owning a specified percentage (typically 5% or more) of our equity securities), directors, officers and key employees are subject to extensive background investigations and suitability standards in our businesses. In some jurisdictions, these investigations may require extensive personal and financial disclosure from major stockholders, directors, officers and key employees. The failure of any such individuals or entities to submit to such background checks and provide the required disclosure could jeopardize the award of a contract or license to us or provide grounds for termination of an existing contract or license. Regulatory authorities generally have broad discretion when granting, renewing or revoking these approvals and licenses. Gaming and lottery authorities may require the removal of any of our directors or employees who are deemed to be unsuitable and these authorities are generally empowered to disqualify us from receiving a Gaming or Lottery contract or offering our Gaming or Lottery products and services in that jurisdiction as a result of any such investigation. Our failure, or the failure of any of our major stockholders, directors, officers, key employees, products or technology, to obtain or retain a required license or approval in one jurisdiction could negatively impact our ability (or the ability of any of our major stockholders, directors, officers, key employees, products or technology) to obtain or retain required licenses and approvals in other jurisdictions.

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

There are instances where a state in which a Native American tribe conducts Class III gaming activities disagrees with such tribe regarding the regulation of gaming, including the regulation of gaming suppliers. In those instances, we make every effort to comply with both state and tribal regulation and fulfill our contractual obligations. However, there may be situations where any such disagreement impedes or creates uncertainty with respect to our ability to supply gaming products and services to such tribal customer or otherwise negatively impacts our relationship with such customer or gaming regulators. There are additional complexities that may impact disputes or other interactions with Native American tribe customers. For example, Native American tribes generally enjoy sovereign immunity from lawsuits, similar to the sovereign immunity enjoyed by the individual states and the U.S. In addition, certain commercial agreements with Native American tribes are subject to review by regulatory authorities such as the National Indian Gaming Commission, and, among other things, any such review could require substantial modifications to any such agreement we enter into with a Native American tribe customer.

Our businesses are subject to a number of federal, state, local and foreign laws and regulations governing data privacy and security, including with respect to the collection, storage, use, transmission and protection of personal information and other consumer data. In particular, the EU has adopted strict data privacy regulations and in October 2015, the European Court of Justice ruled that the transfer of personal data from the EU to the U.S. under the EU/U.S. Safe Harbor was an invalid mechanism of personal data transfer, making transfers of EU personal data to the U.S. even more challenging. The scope of data privacy and security regulations continues to evolve and we believe that the adoption of increasingly restrictive regulations in this area is likely within the U.S. and other jurisdictions. Compliance with data privacy and security restrictions could increase the cost of our operations and failure to comply with such restrictions could subject us to criminal and civil sanctions as well as other penalties.

We are subject to the provisions of the Foreign Corrupt Practices Act and other anti‑corruption laws that generally prohibit U.S. persons and companies and their agents from offering, promising, authorizing or making improper payments to foreign government officials for the purpose of obtaining or retaining business. Certain of these anti‑corruption laws also contain provisions that require accurate record keeping and further require companies to devise and maintain an adequate system of internal accounting controls. Although we have policies and controls in place that are designed to ensure compliance with these laws, if those controls are ineffective or an employee or intermediary fails to comply with the applicable regulations, we may be subject to criminal and civil sanctions as well as other penalties. Any such violation could disrupt our business and adversely affect our reputation, results of operations, cash flows and financial condition.

We have developed and implemented an internal compliance program in an effort to ensure that we comply with legal requirements imposed in connection with our Gaming and Lottery activities, as well as legal requirements generally applicable to all publicly traded companies. The compliance program is run on a day‑to‑day basis by our chief compliance officer with legal advice provided by attorneys in our legal and compliance departments and outside experts. The compliance program is overseen by the compliance committee of our board of directors, consisting of our chief executive officer, three non-employee directors and a non-employee gaming law expert. There can be no assurance that such steps will prevent the violation of one or more laws or regulations, or that a violation by us or an employee will not result in the imposition of a monetary fine, suspension or revocation of one or more of our licenses or other penalties.

The regulatory environment in any particular jurisdiction may change in the future, including changes that limit some or all of our existing operations in that jurisdiction, and any such change could materially and adversely affect our results of operations, cash flow, financial condition, business or prospects. Moreover, there can be no assurance that Gaming, Lottery or Interactive gaming-related activities will be approved by additional jurisdictions or that those jurisdictions in which these activities are currently permitted will continue to permit such activities. Laws and regulations relating to our Interactive gaming businesses are evolving. For additional discussion regarding risks associated with the evolving interactive gaming regulatory landscape, see the risk factor below captioned "We may not be able to capitalize on the expansion of internet or other forms of interactive gaming or other trends and changes in the gaming and lottery industries, including due to laws and regulations governing these industries."

See Exhibit 99.12 (Gaming Regulations) for additional information regarding certain of the regulations that govern our Gaming business.

We may not be able to capitalize on the expansion of internet or other forms of interactive gaming or other trends and changes in the gaming and lottery industries, including due to laws and regulations governing these industries.

We participate in the new and evolving interactive gaming and lottery industries through our social, RMG and other Interactive gaming products. Part of our strategy is to take advantage of the liberalization of interactive gaming, both within the U.S. and internationally. These industries involve significant risks and uncertainties, including legal, business and financial risks. The success of these industries and of our Interactive gaming products and services may be affected by future developments in social networks, including Facebook, mobile platforms, regulatory developments, data privacy laws and other factors that we are unable to predict and are beyond our control. This fast‑changing environment can make it difficult to plan strategically and can provide opportunities for competitors to grow their businesses at our expense. Consequently, our future results of operations, cash flows and financial condition relating to our Interactive gaming and Lottery products and services are difficult to predict and may not grow at the rates we expect, and we cannot provide assurance that these products and services will be successful in the long term.

In general, our ability to successfully pursue our interactive gaming strategy depends on the laws and regulations relating to wagering through interactive channels. Until 2011, there was uncertainty as to whether the Federal Wire Act of 1961 prohibited states from conducting intrastate lottery transactions via the internet if such transaction crossed state lines. In late 2011, the Office of Legal Counsel of the DOJ issued an opinion to the effect that state lottery ticket sales over the internet to in‑state adults do not violate the Wire Act. The opinion provided an impetus for some states to authorize forms of interactive gaming or interactive lottery in order to generate additional revenue. However, to the extent states wish to pursue interactive gaming or interactive lottery, such states may be required or otherwise deem it advisable to enact enabling legislation or new regulations addressing the sale of lottery tickets or the offering of other forms of gaming through interactive channels, such as the actions taken by Delaware, Nevada and New Jersey to authorize various forms of internet gaming. Despite the 2011 DOJ opinion, there are still very significant forces working to limit or prohibit interactive gaming and interactive lottery in the U.S. Although these efforts have generally not been successful, there can be no assurance that laws restricting interactive gaming or interactive lottery sales will not be passed at either the federal or state level. For instance, in May 2015, the Minnesota legislature passed an amendment to the state’s lottery law prohibiting the sale of instant win lottery tickets over the internet. Furthermore, changes in the executive branches of government at the state and federal level could affect federal and state policies on interactive gaming and interactive lottery as well. The enactment of internet gaming legislation that federalizes significant aspects of the regulation of internet gaming and/or limits the forms of internet wagering that are permissible at the state or federal level could have an adverse impact on our ability to pursue our interactive strategy in the U.S.

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

With respect to our social gaming business, although largely unregulated at this time, there are movements in some jurisdictions to review social gaming and possibly implement social gaming regulations. We cannot predict the likelihood, timing, scope or terms of any such regulation or the extent to which they may affect our social gaming business. Both the social and RMG businesses are subject to evolving regulations and the status of any particular jurisdiction may change at any time. The regulatory structure surrounding certain aspects of these businesses is currently in flux in certain jurisdictions.

In jurisdictions that authorize internet gaming, there can be no assurance that we will be successful in offering our technology, content and services to internet gaming operators as we expect to face intense competition from our traditional competitors in the gaming and lottery industries as well as a number of other domestic and foreign providers (or, in some cases, the operators themselves), some of which have substantially greater financial resources and/or experience in this area than we do. In addition, there is a risk that the authorization of the sale of gaming and lottery offerings via interactive channels in a particular jurisdiction could, under certain circumstances, adversely impact our Gaming and Lottery offerings through traditional channels in such jurisdiction. Any such adverse impact would be magnified to the extent we are not involved in, and generating revenue from, the provision of interactive gaming products or services in such jurisdiction. Know-your-customer and geo-location programs and technologies supplied by third parties are an important aspect of certain internet and mobile gaming products and services because they confirm certain information with respect to players and prospective players, such as age, identity and location. Payment processing programs and technologies, typically provided by third parties, are also a necessary feature of interactive wagering products and services. These programs and technologies are costly and may have an adverse impact on our results of operations, cash flows and financial condition of our Interactive gaming business. Additionally, there can be no assurance that products containing these programs and technologies will be available to us on commercially reasonable terms, if at all, or that they will perform accurately or otherwise in accordance with our required specifications.

Our social gaming business is largely dependent upon our relationships with key providers and changes in those relationships could negatively impact our social gaming business.

In our social gaming business, our services operate largely through Facebook, Google Play for Android devices, Apple’s iOS platform, Kindle's platform, Yahoos's platform and Microsoft Windows. Consequently, our expansion and prospects of our social gaming offerings are dependent on our continued relationships with these providers (and any emerging app store providers). Our relationships with Facebook, Google and Apple are not governed by contracts but rather by the provider’s standard terms and conditions for application developers. Our social gaming business will be adversely impacted if we are unable to continue these relationships in the future or if the terms and conditions offered by these providers are altered to our disadvantage. For instance, if any of these providers were to increase their fees, our results of operations, cash flows and financial condition would suffer. Likewise, if Facebook, Google or Apple were to alter their operating platforms, we could be adversely impacted as our offerings may not be compatible with the altered platforms or may require significant and costly modifications in order to become compatible. If Facebook, Google or Apple were to develop competitive offerings, either on their own or in cooperation with one or more competitors, our growth prospects would be negatively impacted.

We are heavily dependent on our ability to maintain and renew our customer contracts, including our long‑term lottery contracts, and we could lose substantial revenue and profits if we are unable to renew certain of our contracts on substantially similar terms or at all.

Generally, our Lottery contracts contain initial multi‑year terms, with optional renewal periods at the discretion of the customer. Upon the expiration of any such contract, including any extensions thereof, a new contract may be awarded through a competitive bidding process. Since the beginning of 2013, we have lost lottery systems contracts in Colorado and Indiana to our competitors following the expiration or termination of our contracts. In Indiana, we will continue to provide certain services through August 2016.

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

We are also required by certain of our Lottery customers to provide surety or performance bonds in connection with our contracts. As of December 31, 2015, we had $205.2 million of outstanding performance bonds. There can be no assurance that we will continue to be able to obtain surety or performance bonds on commercially reasonable terms or at all. Our inability to provide such bonds would materially and adversely affect our ability to renew existing, or obtain new, Lottery contracts.

Our business depends on the protection of our intellectual property and proprietary information and on our ability to license intellectual property from third parties.

We believe that our success depends, in part, on protecting our intellectual property in the U.S. and in foreign countries and our ability to license intellectual property from third parties on commercially reasonable terms. Our intellectual property includes certain patents, trademarks and copyrights relating to our products and services (including gaming machines, interactive gaming products, table games, Shufflers and accessories, instant lottery games and gaming and lottery systems), as well as proprietary or confidential information that is not subject to patent or similar protection. Our success may depend, in part, on our ability to obtain protection for the trademarks, names, logos or symbols under which we market our products and to obtain copyright and patent protection for our proprietary technologies, intellectual property and innovations. There can be no assurance that we will be able to build and maintain consumer value in our trademarks, obtain patent, trademark or copyright protection or that any trademark, copyright or patent will provide us with competitive advantages. In particular, a recent U.S. Supreme Court decision tightened the standard for patent eligibility of software patents and other court decisions in recent years have trended towards a narrowing of patentable subject matter. These and similar decisions in the future may negatively impact the validity or enforceability of certain of our patents, our ability to protect our inventions, innovations and new technology and the value of our substantial patent portfolio.

Our intellectual property protects the integrity of our games, systems, products and services. For example, our intellectual property is designed to ensure the security of the printing of our instant lottery games and to provide simple and secure validation of our lottery tickets. Competitors may independently develop similar or superior products, software or systems, which could negatively impact our results of operations, cash flows and financial condition. In cases where our technology or product is not protected by enforceable intellectual property rights, such independent development may result in a significant diminution in the value of such technology or product.

We rely on products, technologies and intellectual property that we license from third parties, including licensed properties and content for our Gaming, Lottery and Interactive gaming businesses. In addition, substantially all of our gaming machines and our Interactive gaming products and services utilize intellectual property licensed from third parties and certain of the products and technologies we rely upon are licensed from our competitors. The future success of our business may depend, in part, on our ability to obtain, retain and/or expand licenses for popular technologies and games in a competitive market. There can be no assurance that these third‑party licenses, or support for such licensed products and technologies, will continue to be available to us on commercially reasonable terms, if at all. In the event that we cannot renew and/or expand existing licenses, we may be required to discontinue or limit our use of the products that include or incorporate the licensed intellectual property. Certain of our license agreements grant the licensor rights to audit our use of their intellectual property. Disputes with licensors over uses or terms could result in the payment of additional royalties or penalties by us, cancellation or non‑renewal of the underlying license or litigation.

We also rely on trade secrets and proprietary know‑how. We enter into confidentiality agreements with our employees and independent contractors regarding our trade secrets and proprietary information, but we cannot assure you that the obligation to maintain the confidentiality of our trade secrets and proprietary information will be honored.

The intellectual property rights of others may prevent us from developing new products and services, entering new markets or may expose us to liability or costly litigation and litigation regarding our intellectual property could have a material adverse effect on our business, intellectual property, results of operations, cash flows or financial condition.

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

There can be no assurance that our business activities, games, products, services and systems will not infringe upon the proprietary rights of others, or that other parties will not assert infringement claims against us. In addition to infringement claims, third parties may allege claims of invalidity or unenforceability against us or against our licensees or manufacturers in connection with their use of our technology. A successful challenge to, or invalidation of, one of our intellectual property interests, a successful claim of infringement by a third party against us, our products or services, or one of our licensees in connection with the use of our technologies, or an unsuccessful claim of infringement made by us against a third party or its products or services could adversely affect our business or cause us financial harm. Any such claim and any resulting litigation, should it occur, could:

•	be expensive and time consuming to defend or require us to pay significant amounts in damages;

•	invalidate our proprietary rights;

•	cause us to cease making, licensing or using products or services that incorporate the challenged intellectual property;

•	require us to redesign, reengineer or rebrand our products or services or limit our ability to bring new products and services to the market in the future;

•	require us to enter into costly or burdensome royalty, licensing or settlement agreements in order to obtain the right to use a product, process or component;

•	impact the commercial viability of the products and services that are the subject of the claim during the pendency of such claim; or

•	require us by way of injunction to remove products or services on lease or stop selling or leasing new products or services.

A significant portion of our success depends on the protection of our intellectual property. We are currently making, and in the future may make, claims of infringement, invalidity or enforceability against third parties. For example, with the emergence of interactive gaming, we have increased enforcement against parties that infringe our intellectual property. This enforcement could:

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

We believe that our success depends, in part, on providing secure products, services and systems to our customers. Attempts to penetrate security measures may come from various combinations of customers, retailers, vendors, employees and others. Our ability to prevent anomalies and monitor and ensure the quality and integrity of our products and services is periodically reviewed and enhanced. Similarly, we regularly assess the adequacy of our security systems to protect against any material loss to any of our customers and the integrity of our products and services to end users. Expanded utilization of the internet and other interactive technologies may result in increased security risks for us and our customers. There can be no assurance that our business will not be affected by a security breach or lapse, which could have a material adverse impact on our results of operations, cash flows and financial condition.

Our success depends on our ability to avoid, detect, replicate and correct software and hardware anomalies and fraudulent manipulation of our products and services. All of our products and services are designed with security features to prevent fraudulent activity. However, we cannot guarantee that these security features will effectively stop all fraudulent activities. If our security features do not prevent fraud, we could be adversely affected.
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

We rely on information technology and other systems and any failures in our systems could disrupt our business and adversely impact our results.

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

We are engaged in a multi-year implementation of a new global enterprise resource planning system (“ERP”). The ERP system is designed to accurately maintain the Company’s books and records and provide information on our operations to the Company’s management. The Company’s ERP system implementation will continue to require significant investment of human and financial resources. There are inherent risks associated with upgrading or changing systems, including inaccurate data or reporting. The process of upgrading and standardizing our ERP system is complex, time‑consuming and expensive. Although we believe we are taking appropriate action to mitigate these risks through, among other things, testing, training and staging implementations, there can be no assurance that we will not experience data loss, disruptions, delays or negative business impacts from the upgrades. Any operational disruptions during the course of this process and any delays or deficiencies in the design and implementation of the new ERP system or in the performance of our legacy systems could materially and adversely affect our ability to operate our businesses. Additionally, while we have spent considerable efforts to plan and budget for the implementation of the new ERP system, changes in scope, timeline or cost could have a material adverse effect on our results of operations, cash flows and financial condition.

Our management is responsible for establishing and maintaining adequate internal control over financial reporting. If we cannot maintain and execute adequate internal control over financial reporting or implement required new or improved controls that provide reasonable assurance of the reliability of the financial reporting and preparation of our financial statements for external use, we may suffer harm to our reputation, fail to meet our public reporting requirements on a timely basis or be unable to properly report on our business and our results of operations, cash flows and financial condition. Additionally, the inherent limitations of internal controls over financial reporting may not prevent or detect all misstatements or fraud, regardless of the adequacy of those controls. In connection with an adjustment made to the SG gaming reporting unit goodwill impairment charge recorded in the third quarter of 2015 and revised in this Annual Report on Form 10-K, our management has concluded that our disclosure controls and procedures were not effective as of December 31, 2015 due to a material weakness in our internal control over financial reporting. As of the date of this Annual Report on Form 10-K, we have undertaken certain measures to remediate the above-described material weakness and enhance our internal control over financial reporting. Once completed, we believe these measures will remediate the identified material weakness; however, there can be no assurance that those measures will be successful when such measures are tested in connection with our regular impairment testing during 2016. There also can be no assurance that additional material weaknesses will not be identified in the future. Please refer to Item 9A “Controls and Procedures” and Note 25 (Selected Quarterly Financial Data, Unaudited) for additional information.

Our results of operations, cash flows and financial condition could be affected by natural events in the locations in which we or our customers, suppliers or regulators operate.

We may be impacted by severe weather and other geological events, including hurricanes, earthquakes, floods or tsunamis that could disrupt our operations or the operations of our customers, suppliers, data service providers and regulators. Natural disasters or other disruptions at any of our facilities or our suppliers’ facilities may impair or delay delivery of our products and services. Additionally, disruptions experienced by our regulators due to natural disasters or otherwise could delay our introduction of new products or entry into new jurisdictions where regulatory approval is necessary. While we insure against certain business interruption risks, we cannot provide any assurance that such insurance will compensate us for any losses incurred as a result of natural or other disasters. Any serious disruption to our operations, or those of our customers, our suppliers or our regulators, could have a material adverse effect on our results of operations, cash flows and financial condition.

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
These strategic equity investments currently include investments in LNS, Northstar Illinois, Northstar New Jersey, Hellenic Lotteries, GLB and ITL. For additional information regarding our equity investments, see Note 11 (Equity Investments).
Northstar New Jersey is responsible for payments to the State of New Jersey to the extent certain net income targets are not achieved by the New Jersey Lottery, subject to a cap of 2% of the applicable year’s net income and a $20.0 million shortfall payment credit that was fully utilized by the end of the fourth quarter of 2015. In addition, pursuant to a December 2015 amendment to the Northstar New Jersey services agreement, the State will be entitled to additional amounts for each of the lottery’s 2016-2018 fiscal years to the extent the sum of the New Jersey Lottery’s net income and the net income shortfall payments paid to the State by Northstar New Jersey (if any) for the applicable year fall below certain guaranteed amounts. Our results of operations, cash flows and financial condition from our equity investment in Northstar New Jersey may be impacted to the extent the New Jersey Lottery achieves, or fails to achieve, the applicable net income targets and will be impacted to the extent Northstar New Jersey incurs non‑reimbursable expenses. We may be required to make capital contributions to Northstar New Jersey to fund our pro rata share of any net income shortfall payments that are payable to the State under our agreements. In December 2015, pursuant to the terms the amendment to its services agreement, (i) Northstar New Jersey made a $15.4 million payment to the State, of which we contributed our pro rata portion of $2.7 million, representing consideration in connection with the terms and conditions of the amendment and (ii) Northstar New Jersey satisfied the $5.9 million net income shortfall payment owed to the State for the lottery’s fiscal year ended June 30, 2015 with the remainder of the $20.0 million shortfall payment credit.

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
In August 2015, Northstar Illinois, the State of Illinois, SGI and Gtech Corporation (“Gtech”) entered into a termination agreement with respect to the PMA. The termination agreement contemplates, among other things, (1) a $10.0 million net income shortfall payment for the lottery’s 2015 fiscal year, (2) termination of the PMA in January 2017 (subject to possible extension by mutual agreement of the State of Illinois and Northstar Illinois in 3- to 6-month increments), (3) that, following December 2014, Northstar Illinois will no longer be entitled to any incentive compensation payments and will no longer be liable for any additional shortfall payments, after the $10.0 million net income shortfall payment previously discussed is paid by Northstar Illinois, (4) reimbursement of Northstar Illinois for certain costs it incurs in transitioning its obligations under the PMA, (5) continuation of our instant lottery game supply agreement (and Gtech’s lottery systems supply agreement) with Northstar Illinois until July 2017, subject to a reduced rate structure and (6) our right to negotiate a new supply agreement with any manager that replaces Northstar Illinois and our ability to participate in the procurement process for such replacement manager. As of December 31, 2015, we had accounts receivable of $27.6 million from Northstar Illinois.
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

In certain regions, we enter into agreements with local distributors for the distribution of our land-based gaming products to one or more customers. Changes to these distributor relationships, including modification or termination of our agreements or difficulties with any such distributor could prevent us from delivering products or services to our customers on a timely basis, or at all, and could negatively impact our business.

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

As we introduce new Gaming, Lottery and Interactive gaming products and services and as our commercial transactions become increasingly complex, additional analysis and judgment is required to account for them and to recognize revenue in accordance with U.S. GAAP. We may enter into transactions that include multiple‑element arrangements and/or software components and applicable accounting principles or regulatory product approval delays could change when we recognize revenue with respect to such transactions and could adversely affect our financial results for any given period. In addition, fluctuations may occur in our revenue and related deferred revenue as a result of multiple‑element arrangements that include both systems and software. See "Management's Discussion and Analysis of Financial Condition and Results of Operations-Critical Accounting Estimates- Revenue recognition" in Item 7 of this Annual Report on Form 10-K and Note 1 (Description of the Business and Summary of Significant Accounting Policies) for additional information.

We may be required to recognize additional impairment charges.

We assess our goodwill and other intangible assets and our long-lived assets as and when required by U.S. GAAP to determine whether they are impaired. Based on the results of our interim and annual goodwill and other intangible assets impairment tests we conducted during the year ended December 31, 2015, we recorded total goodwill and trade name asset impairment charges of $1,002.6 million and $128.6 million, respectively. During 2015, we recorded a $935.0 million non-cash impairment charge to reduce the carrying amount of our SG gaming reporting unit goodwill to its implied fair value. This goodwill impairment charge reflects a $400.0 million revision to the $535.0 million charge previously disclosed in our Quarterly Report on Form 10-Q for the period ended September 30, 2015. We also recorded a $67.6 million non-cash impairment charge, which resulted in a tax benefit of $24.9 million, to write off the recorded amount of our U.S. lottery systems reporting unit goodwill. For additional information, including a description of all impairments recorded during the years ended December 31, 2015, 2014 and 2013, refer to "Management's Discussion and Analysis of Financial Condition and Results of Operations-Critical Accounting Estimates-Valuation of investments, long-lived and intangible assets and goodwill" in Item 7 of this Annual Report on Form 10-K, Note 9 (Intangible Assets, net and Goodwill) and Note 25 (Selected Quarterly Financial Data, Unaudited). We cannot predict the occurrence of impairments and there can be no assurance that we will not have to record additional impairment charges in the future.

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

Similarly, the operation of our instant ticket printing presses and the manufacture and maintenance of our gaming machines and gaming and lottery systems are dependent upon a regular and continuous supply of raw materials and components, many of which are manufactured or produced outside of the U.S. Certain of the components we use are customized for our products. The assembly of certain of our products and other hardware is performed by third parties. Any interruption or cessation in the supply of these items or services or any material quality assurance lapse with respect thereto could materially adversely affect our ability to fulfill customer orders, results of operations, cash flows and financial condition. We may be unable to find adequate replacements for our suppliers within a reasonable time frame, on favorable commercial terms or at all. The impact of the foregoing may be magnified as we continue to seek to streamline our gaming supply chain by reducing the number of our suppliers. Further, manufacturing costs may unexpectedly increase and we may not be able to successfully recover any or all of such cost increases.

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

In addition, in our Gaming business, we rely upon a number of significant third‑party suppliers and vendors delivering parts, equipment and services on schedule in order for us to meet our contractual commitments. Furthermore, we outsource the manufacturing of certain of our sub-assemblies to third parties in the United States, Europe, Central America and Asia. Failure of these third parties to meet their delivery commitments could result in us being in breach of, and subsequently losing, the affected customer orders, which loss could have a material adverse effect on our results of operations, cash flows and financial condition. Certain of our products are reliant on network and/or telecommunications services. For instance, any disruption to our network or telecommunications could impact our linked or networked games, which could reduce our revenue.

In our Interactive gaming business, we often rely on third-party data center providers to, among other things, host our remote game servers. Our Interactive gaming businesses would be adversely impacted to the extent any such data center provider was unable or unwilling to continue to provide services to us.

We have foreign operations, which subjects us to foreign currency exchange rate fluctuations and other risks.

We are a global business and derive a substantial portion of our revenue and profits from operations outside of the United States. Additionally, the success of our strategic initiatives is dependent upon expansion of our operations outside of the United States. For the twelve months ended December 31, 2015, we derived approximately 22% of our revenue from sales to customers outside of the United States. Our consolidated financial results are affected by foreign currency exchange rate fluctuations. Foreign currency exchange rate exposures arise from current transactions and anticipated transactions denominated in currencies other than U.S. dollars and from the translation of foreign currency denominated balance sheet accounts into U.S. dollar‑denominated balance sheet accounts. We are exposed to currency exchange rate fluctuations because portions of our revenue and expenses are denominated in currencies other than the U.S. dollar, particularly the British Pound Sterling, the Australian dollar and the Euro. In particular, uncertainty regarding economic conditions in Europe and the debt crisis affecting certain countries in the EU pose risk to the stability of the Euro. Exchange rate fluctuations have in the past adversely affected our results of operations, cash flows and financial condition and may adversely affect our results of operations, cash flows and financial condition and the value of our assets outside the U.S. in the future. If a foreign currency is devalued in a jurisdiction in which we are paid in such currency, we may require our customers to pay higher amounts for our products, which they may be unable or unwilling to pay.

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

Foreign governments can impose restrictions on currency movements that may make it costly or impossible to transfer money to the U.S. Additionally, foreign governments may limit or prevent our ability to import our products and services into foreign jurisdictions. In 2012, governmental authorities in Argentina modified regulations relating to importing products and limiting the exchange of pesos into U.S. dollars and the transfer of funds from Argentina. While the Argentine government’s restrictions on currency transfer were recently lifted, any reinstatement of such restrictions would increase our exposure to any potential currency devaluation in Argentina. Currently, our legal entities in Argentina cannot directly import certain of our gaming products and, if the import regulations remain unchanged or if we are unable to continue to import certain of our products into Argentina, our revenue from customers in Argentina will be negatively impacted, as occurred in the twelve months ended December 31, 2015. See "Management's Discussion and Analysis of Financial Condition and Results of Operations-Business Segments Results-Gaming-Current Year Update."

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

Additionally, foreign taxes paid by our foreign subsidiaries and equity investees on their earnings may not be recovered against our U.S. tax liability. At December 31, 2015, we had a deferred tax asset for our foreign tax credit carry forward of $19.4 million. Although we will continue to explore tax planning strategies to use all of our foreign tax credit carry forward, at December 31, 2015, we had a valuation allowance of $12.7 million against the foreign tax credit deferred tax asset to reduce the asset to the net amount that our management estimates is "more likely than not" to be realized.

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

We are dependent on our key employees.

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

Labor disputes and union organizing activities may have an adverse effect on our operations.
Certain of our employees are represented by unions or works councils, including employees in Europe, South America and Canada. In particular, the majority of our employees at our printing facilities in the U.K., Chile and Quebec and a small number of employees in the U.S. are represented by unions. While we believe our relations with our employees are satisfactory, we cannot predict whether we will be successful in negotiating new collective bargaining agreements without any disruptions in our operations or higher labor costs. Any disruption in our operations could have an adverse effect on our results of operations, cash flows and financial condition.
There can be no assurance that we will not encounter conflicts or strikes with any labor unions that represent our employees or union organizing activities at our non-unionized facilities. Any of the foregoing could adversely impact our results of operations, cash flows and financial condition or our customers’ operations, could cause us to lose customers, or could increase our labor costs.
Risks Relating to our Capital Structure

Our level of indebtedness could adversely affect our results of operations, cash flows and financial condition.

As of December 31, 2015, we had total indebtedness of $8,207.0 million, consisting primarily of borrowings under our credit agreement, Senior Notes and Subordinated Notes, net of unamortized discounts and deferred financing costs.

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

We may not have sufficient cash flows from operating activities, cash on hand and available borrowings under our credit agreement to finance required capital expenditures under new contracts and meet our other cash needs. These obligations require a significant amount of cash.

Our Gaming Participation and lottery systems businesses generally require significant upfront capital expenditures for gaming machine or lottery terminal assembly, software customization and implementation, systems and equipment installation and telecommunications configuration. In connection with a renewal or bid of a gaming machine or lottery systems contract, a customer may seek to obtain new equipment or impose new service requirements, which may require additional capital expenditures in order to retain or win the contract. Historically, we have funded these upfront costs through cash flows generated from operations, available cash on hand and borrowings under our credit agreement. In addition, we have seen an increase in lottery RFPs, some involving private management agreements, which include economic terms that expose the Company to increased risk, such as requiring the guarantee of specific income thresholds or significant upfront payments. Our ability to generate revenue and to continue to procure new contracts will depend on, among other things, our then present liquidity levels or our ability to obtain additional financing on commercially reasonable terms.

If we do not have adequate liquidity or are unable to obtain financing for these upfront costs and our other cash needs on favorable terms or at all, we may not be able to bid on certain contracts, which could result in our losing business or could restrict our ability to grow which could have a material adverse effect on our results of operations, cash flows and financial condition. Moreover, we may not realize the return on investment that we anticipate on new or renewed contracts due to a variety of factors, including lower than anticipated retail sales or amounts wagered, higher than anticipated capital or operating expenses and unanticipated regulatory developments or litigation. We may not have adequate liquidity to pursue other aspects of our strategy, including bringing our products and services to new customers or new or underpenetrated geographies (including through equity investments) or pursuing strategic acquisitions. In the event we pursue significant acquisitions or other expansion opportunities, conduct significant repurchases of our outstanding securities, or refinance or repay existing debt, we may need to raise additional capital either through the public or private issuance of equity or debt securities or through additional borrowings under our existing financing arrangements, which sources of funds may not necessarily be available on terms acceptable to us, if at all.

We may not have sufficient cash flows from operating activities to service all of our indebtedness and other obligations, and may be forced to take other actions to satisfy our obligations, which may not be successful.

Our ability to make payments on and to refinance our indebtedness and other obligations depends on our results of operations, cash flows and financial condition, which in turn are subject to general economic, financial, competitive, legislative, regulatory and other factors that are beyond our control. We may not be able to maintain a level of cash flows from operating activities sufficient to permit us to pay the principal, premium, if any, and interest on our indebtedness as well as our other obligations.

We are required to make scheduled payments of principal on the term loans borrowed under our credit agreement, and our credit agreement requires that a portion of our excess cash flow be applied to prepay amounts borrowed under our credit agreement. We may also, from time to time, repurchase, or otherwise retire or refinance our debt, through our subsidiaries or otherwise. Such activities, if any, will depend on prevailing market conditions, contractual restrictions and other factors, and the amounts involved may or may not be material. If we need to refinance all or part of our indebtedness at or before maturity, there can be no assurance that we will be able to obtain new financing or to refinance any of our indebtedness on commercially reasonable terms or at all.

Our lenders, including the lenders participating in our revolving credit facility under our credit agreement, may become insolvent or tighten their lending standards, which could make it more difficult for us to borrow under our revolving credit facility or to obtain other financing on favorable terms or at all. Our results of operations, cash flows and financial condition would be adversely affected if we were unable to draw funds under our revolving credit facility because of a lender default or to obtain other cost‑effective financing. Any default by a lender in its obligation to fund its commitment under our revolving credit facility (or its participation in letters of credit) could limit our liquidity to the extent of the defaulting lender’s commitment. If we are unable to generate sufficient cash flow in the future to meet our commitments, we will be required to adopt one or more alternatives, such as refinancing or restructuring our indebtedness, selling material assets or operations or seeking to raise additional debt or equity capital. We cannot assure you that any of these actions could be completed on a timely basis or on satisfactory terms or at all, or that these actions would enable us to continue to satisfy our requirements. Moreover, our existing debt agreements contain, and our future debt agreements may contain, restrictive covenants that may prohibit us from adopting these alternatives. Our failure to comply with these covenants could result in an event of default which, if not cured or waived, could result in the acceleration of all of our debt.

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

In addition, our credit agreement contains a covenant that is tested at the end of each fiscal quarter and requires us to not exceed a maximum consolidated net first lien leverage ratio of 5.75x Consolidated EBITDA (as defined in the credit agreement), with this ratio stepping down to 5.5x for the quarter ended March 31, 2016 and 5.0x for the quarter ended March 31, 2017. As a result of these covenants, we will be limited in the manner in which we can conduct our business, and may be unable to engage in favorable business activities or finance future operations or capital needs.
Various risks, uncertainties and events beyond our control could affect our ability to comply with these covenants. Failure to comply with any of the covenants in our existing or future financing agreements could result in a default under those agreements and under other agreements containing cross‑default provisions. Such a default would permit lenders to accelerate the maturity of the debt under these agreements and other agreements containing cross-default provisions and to foreclose upon any collateral securing the debt. Under these circumstances, we might not have, or be able to obtain, sufficient funds or other resources to satisfy all of our obligations. In addition, the limitations imposed by financing agreements on our ability to incur additional debt and to take other actions might significantly impair our ability to obtain other financing.

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

In August 2004, MacAndrews & Forbes Incorporated (formerly known as MacAndrews & Forbes Holdings Inc.) was issued approximately 25% of our outstanding common stock in connection with its conversion of our then outstanding Series A Convertible Preferred Stock. According to a Form 4 filed with the SEC on November 24, 2015, this holder beneficially owns 34,575,737 shares of our common stock, or approximately 40.0% of our outstanding common stock as of February 22, 2016. Pursuant to a stockholders’ agreement with us, which we originally entered into with holders of the Series A Convertible Preferred Stock, such holder is entitled to appoint up to four members of our board of directors and certain actions of our Company require the approval of such holder. As a result, this holder has the ability to exert significant influence over our business and may make decisions with which other stockholders may disagree, including, among other things, delaying, discouraging or preventing a change of control of our Company or a potential merger, consolidation, tender offer, takeover or other business combination.

ITEM 1B.    UNRESOLVED STAFF COMMENTS
None.

ITEM 2.    PROPERTIES
We occupy approximately 2,966,000 square feet of space in the U.S. and Puerto Rico. Internationally, we occupy approximately 1,400,000 square feet of space. Set forth below is an overview of the principal owned and leased real estate properties that support our Gaming, Lottery and Interactive segments.

•
We own an approximate 483,000 square foot campus in Chicago, Illinois for R&D that supports our Gaming and Interactive business segments, of which two facilities totaling 30,000 square feet are currently held for sale.

•	We own an approximate 365,000 square foot facility in Waukegan, Illinois which is currently held for sale and is included in our Gaming business segment.

•	We own an approximate 355,000 square foot facility in Alpharetta, Georgia for administrative offices, manufacturing and warehousing that primarily supports all of our business segments.

•	We lease approximately 260,000 square feet of facilities in Las Vegas, Nevada for administrative offices and warehousing that supports our Gaming business segment.

•	We lease an approximate 199,000 square feet of land underlying our production studio in Las Vegas, Nevada that supports our Lottery business segment.

•	We lease approximately 186,000 square feet of facilities in India (Bangalore, Chennai and Pune) for R&D that supports our Gaming, Lottery and Interactive business segments.

•	We own an approximate 150,000 square foot facility in Leeds, England for administrative offices, manufacturing and warehousing that supports our Lottery business segment.

•	We own an approximate 151,000 square foot facility in Las Vegas, Nevada for manufacturing and warehousing that supports our Gaming business segment.

•	We own an approximate 128,000 square foot facility in Las Vegas, Nevada for our global headquarters that supports all of our business segments.

•
We operate an approximate 123,000 square foot facility in Milperra, Australia for administrative offices, manufacturing and warehousing that supports our Gaming business segment. We own an approximate 59,000 square feet of this facility and lease the remaining portion.

•	We own an approximate 119,000 square foot facility in Montreal, Canada for administrative offices, manufacturing and warehousing that supports our Lottery business segment.

•	We lease an approximate 89,000 square foot facility in Reno, Nevada for administrative offices and R&D that supports our Gaming business segment.

•	We lease an approximate 86,000 square foot facility in Rubi, Spain for administrative offices, manufacturing and warehousing that supports our Gaming business segment.

•	We own an approximate 47,000 square foot facility in Santiago, Chile for manufacturing and distribution that supports our Lottery business segment.
Our owned Alpharetta, Chicago, Las Vegas and Waukegan facilities listed above are encumbered by mortgages securing indebtedness under our credit agreement and Secured Notes. In addition to those listed above, we own or lease a number of additional less significant properties in the U.S. and internationally that support our operations.

ITEM 3.    LEGAL PROCEEDINGS
For discussion of the Company's legal proceedings, see Note 22 (Litigation), which is incorporated by reference into this Item 3 of this Annual Report on Form 10-K.

ITEM 4.    MINE SAFETY DISCLOSURES
Not applicable.

PART II
ITEM 5. MARKET FOR REGISTRANT'S COMMON EQUITY, RELATED STOCKHOLDER MATTERS AND ISSUER PURCHASES OF EQUITY SECURITIES
Market for Our Common Stock
Our outstanding common stock is listed for trading on the Nasdaq Global Select Market under the symbol "SGMS." The following table sets forth, for the periods indicated, the range of high and low sales prices of our Class A common stock:

	Sales Price of Scientific Games Common Stock
	High	Low
Fiscal Year 2015 (January 1, 2015 - December 31, 2015)
First Quarter	$14.96	$9.96
Second Quarter	$17.12	$10.47
Third Quarter	$16.78	$9.57
Fourth Quarter	$12.83	$7.06
Fiscal Year 2014 (January 1, 2014 - December 31, 2014)
First Quarter	$17.25	$12.80
Second Quarter	$14.31	$8.28
Third Quarter	$13.61	$6.97
Fourth Quarter	$15.66	$8.44
On February 22, 2016, the last reported sale price for our common stock on the Nasdaq Global Select Market was $6.37 per share. There were 795 holders of record of our common stock as of February 22, 2016.
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
Stock Repurchase Program
In December 2014, our existing stock repurchase program, which was originally announced in May 2010, expired and was not renewed. Under the program, we were authorized to repurchase, from time to time through open market purchases or otherwise, shares of our outstanding common stock in an aggregate amount up to $200.0 million. During 2014, we repurchased 2.0 million shares at an aggregate cost of $29.5 million. Purchases made during 2014 were funded by cash flows from operations, borrowings or a combination thereof. As of the program’s expiration on December 31, 2014, we had $75.0 million remaining availability for potential repurchases. As of December 31, 2015, no new stock repurchase plans have been put in place.
There was no stock repurchase activity during the fourth quarter of 2015 other than 121,768 shares acquired from employees to satisfy the withholding taxes associated with the vesting of RSUs during the three months ended December 31, 2015 at the average price paid per share of $8.51.
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
When we acquired Bally in November 2014, we consolidated the Bally 2010 Long Term Incentive Plan (amended and restated in 2013) (“Legacy Bally Plan”) with and into the 2003 Plan such that the Legacy Bally Plan became a sub-plan of the 2003 Plan with respect to the Bally awards that we assumed (discussed below). In connection therewith, Bally equity awards that were not cashed out in connection with the acquisition were assumed and adjusted (using a customary exchange ratio based on the stock prices of Bally and the Company at the time of the acquisition) to become awards relating to approximately 1.4 million shares of our common stock. In addition, we assumed shares available for future awards under the Bally Legacy Plan that totaled (after adjustment using the customary exchange ratio) 3.4 million shares of our common stock (such shares, together with the shares underlying the assumed Bally equity awards, the “Legacy Bally Shares”). In order to account for a share counting rule under the Legacy Bally Plan under which each share delivered in settlement of a “full-value” award (e.g., an RSU) was counted as 1.75 shares against the shares reserved under the Legacy Bally Plan, only 57.14% of the shares that nominally would be available for future grants under the Legacy Bally Plan were included in the combined share pool in the merger of the two plans. For additional information, see the Company’s definitive proxy statement relating to our 2015 Annual Meeting of Stockholders filed with the SEC on April 30, 2015.
On June 10, 2015, we held our annual meeting of stockholders. At the annual meeting, our stockholders approved an amendment and restatement of our 2003 Plan in which the Legacy Bally Shares were consolidated with the shares of our common stock previously reserved and available for issuance under the 2003 Plan. As a result, the shares reserved and available for issuance under the 2003 Plan were combined into a single share pool, with such shares available for equity awards to any employee, non-employee director or other eligible service provider of us or our subsidiaries, including Bally.
As a result of merging the Legacy WMS Plan and the Legacy Bally Plan into the 2003 Plan, as of December 31, 2014, we had approximately 21.3 million shares of common stock authorized for awards under the 2003 Plan (plus available shares from a pre-existing equity-based compensation plan). As of December 31, 2015 we had approximately 5.3 million shares available for future grants of equity awards (excluding shares underlying the outstanding awards) under the 2003 Plan (plus available shares from a pre-existing equity-based compensation plan). We also have outstanding stock options and RSUs granted as part of inducement awards that were not approved by our stockholders, as permitted by applicable stock exchange rules.

The table below shows information regarding our equity compensation plans (in millions) as of December 31, 2015:

Equity Compensation Plans
Shares available for future issuance under the 2003 Plan(1)	5.3
Unrecognized cost of outstanding awards (in millions)	$61.0
Weighted average future recognition period (in years)	2
(1) Under the share counting rules of the 2003 Plan, awards may be outstanding relating to a greater number of shares than the aggregate remaining available under the plan so long as awards will not result in delivery and vesting of shares in excess of the number then available under the 2003 Plan. Shares available for future issuance under the 2003 Plan do not include shares expected to be withheld in connection with outstanding awards to satisfy tax withholding obligations, which may be deemed to be available for awards under the 2003 Plan as permitted under the applicable share counting rules of the plan.
Stockholder Return Performance Graph
The following graph compares the cumulative total stockholder return over the five-year period ended December 31, 2015 of our common stock, the Nasdaq Composite Index and indices of our peer group companies that operate in industries or lines of business similar to ours.
Our peer group companies consist of Aristocrat Leisure Limited (Australian Securities Exchange: ALL), International Games Technology Plc (New York Stock Exchange: IGT), Intralot, S.A (Athens Stock Exchange: IRLTY), Pollard Banknote Limited (Toronto Stock Exchange: PBL.UN-TO) and Everi Holdings Inc. (New York Stock Exchange: EVRI).
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

	12/10	12/11	12/12	12/13	12/14	12/15
Scientific Games Corporation	$100.00	$97.39	$87.05	$169.98	$127.81	$90.06
NASDAQ Composite	$100.00	$100.53	$116.92	$166.19	$188.78	$199.95
Peer Group	$100.00	$84.56	$109.37	$145.12	$157.18	$205.19

ITEM 6.    SELECTED FINANCIAL DATA
Selected financial data presented below as of and for the years ended December 31, 2015, 2014, 2013, 2012 and 2011 have been derived from our audited consolidated financial statements. The information below reflects the acquisitions and dispositions of certain businesses from 2011 through 2015, including the Bally acquisition in November 2014, the WMS acquisition in October 2013, the disposition of our equity investment in Sportech in January 2014, the disposition of our pub business in March 2013, the acquisition of substantially all of the assets of Parspro in July 2012, the acquisition of Provoloto in June 2012 and the exit of that business in February 2014, the acquisition of ADS in June 2012, and the acquisition of Barcrest in September 2011. This data should be read in conjunction with "Management's Discussion and Analysis of Financial Condition and Results of Operations" in Item 7 of this Annual Report on Form 10-K and our Consolidated Financial Statements and the Notes thereto included in Item 8 of this Annual Report on Form 10-K.
FIVE YEAR SUMMARY OF SELECTED FINANCIAL DATA
(in millions, except per share amounts)

		As of and for the Years Ended December 31,
	2015	2014	2013	2012	2011
Total revenue	$2,758.8	$1,786.4	$1,090.9	$928.6	$865.9
Operating (loss) income (1)	(1,024.6)	(172.7)	(18.3)	62.9	92.2
Total other expense, net (2)	(669.6)	(322.2)	(125.0)	(86.1)	(79.6)
Net (loss) income from continuing operations before income taxes	(1,694.2)	(494.9)	(143.3)	(23.2)	12.6
Income tax benefit (expense)	299.9	260.6	117.7	(20.7)	(18.4)
Net loss from continuing operations	$(1,394.3)	$(234.3)	$(25.6)	$(43.9)	$(5.8)

Basic and diluted net loss per share:
Basic from continuing operations	$(16.23)	$(2.77)	$(0.30)	$(0.49)	$(0.06)
Diluted from continuing operations	$(16.23)	$(2.77)	$(0.30)	$(0.49)	$(0.06)

Weighted average number of shares used in per share calculations:
Basic shares	85.9	84.6	85.0	90.0	92.1
Diluted shares	85.9	84.6	85.0	90.0	92.1

Statement of Cash Flows Data
Net cash provided by operating activities	$414.2	$203.5	$171.2	$156.8	$171.1
Net cash used in investing activities	(263.8)	(3,332.9)	(1,664.7)	(141.9)	(161.1)
Net cash (used in) provided by financing activities	(183.2)	3,157.4	1,538.7	(10.1)	(24.7)
Effect of exchange rates changes on cash and cash equivalents	(10.3)	(9.9)	(0.5)	(0.2)	(5.2)
(Decrease) increase in cash and cash equivalents	$(43.1)	$18.1	$44.7	$4.6	$(19.9)

Balance Sheet Data
Total assets (3)(4)	$7,732.2	$9,721.1	$4,109.6	$2,161.4	$2,128.0
Total long-term debt, including current portion (4)	$8,207.0	$8,312.9	$3,109.2	$1,442.7	$1,356.8
Total stockholders' (deficit) equity	$(1,495.5)	$3.9	$375.0	$364.8	$443.7
(1)     Operating (loss) income includes:

•
Cost of product sales of (i) $12.3 million and $6.6 million for the write-up of finished goods inventory required under purchase accounting for the Bally acquisition in 2015 and 2014, respectively; (ii) $13.0 million for the write-up of finished goods inventory under purchase accounting for the WMS acquisition in 2013; and (iii) $5.9 million and $17.8 million of inventory write-offs related to certain of our product lines in the Gaming segment in 2015 and 2014, respectively. Cost of instant games includes a $35.5 million charge related to other asset impairments and cancellation costs.

•
SG&A charges for legal contingencies and settlements of $2.5 million, $24.8 million and $24.5 million in 2015, 2014 and 2013, respectively. Also included in SG&A are $20.2 million and $76.6 million of acquisition-related fees and expenses related primarily to the Bally acquisition (including $41.0 million in 2014 for the acceleration of Bally equity awards at the closing of the acquisition) in 2015 and 2014, respectively, and $19.8 million of acquisition-related fees and expenses related to the WMS acquisition in 2013.

•	Stock-based compensation expense of $25.4 million, $24.1 million, $22.3 million, $24.2 million and $21.5 million in 2015, 2014, 2013, 2012 and 2011, respectively.

•	Employee termination and restructuring costs of $21.9 million, $30.7 million, $22.7 million, $10.6 million and $2.0 million in 2015, 2014, 2013, 2012 and 2011, respectively.

•
Goodwill impairment charges totaling $1,002.6 million during 2015, consisting of a $67.6 million non-cash impairment charge to write-off the recorded amount of our U.S. lottery systems reporting unit goodwill, and a $935.0 million non-cash impairment charge to reduce the carrying amount of our SG gaming reporting unit goodwill to its implied fair value.

•
Accelerated depreciation charges related to equipment or technology, the impact of any impairment charges related to long-term assets and underperforming contracts and accelerated depreciation expense related to restructuring plans of $169.7 million, $31.5 million, $22.3 million, $45.5 million and $6.4 million for 2015, 2014, 2013, 2012 and 2011, respectively. 2015 D&A reflected impairment charges of $128.6 million, with a tax benefit of $48.3 million, in accelerated D&A to reduce the carrying amounts of two trade name assets to their fair values, $11.5 million in accelerated D&A to adjust the carrying amount of our facilities to their fair value less expected selling costs, $12.9 million in accelerated D&A related to gaming operations equipment, $11.9 million in accelerated D&A of property and equipment related to our instant games business and $4.8 million of other accelerated D&A. See "Management's Discussion and Analysis of Financial Condition and Results of Operations—Results of Operations" in Item 7 of this Annual Report on Form 10-K for further discussion regarding these charges.

(2)     Other expense includes:

•
Interest expense of $664.9 million, $307.2 million and $119.5 million in 2015, 2014 and 2013, respectively, due primarily to the additional indebtedness that we incurred to finance the Bally acquisition and the WMS acquisition.

•
Loss on early extinguishment of debt, which includes losses that we incur when we refinance our long-term debt obligations and also includes write-offs of the associated deferred financing costs, which aggregated $0, $25.9 million, $5.9 million, $15.5 million and $4.2 million in 2015, 2014, 2013, 2012 and 2011, respectively. See Note 15 (Long-Term and Other Debt) for more information regarding our debt instruments.

(3)	Total assets as of December 31, 2012 and 2011 does not reflect the adoption of ASU No. 2015-17 described in Note 1 (Description of Business and Summary of Significant Accounting Policies).

(4)
Total assets and total long-term debt, including current portion reflects the adoption of ASU No. 2015-03 and ASU No. 2015-15 described in Note 1 (Description of Business and Summary of Significant Accounting Policies).

ITEM 7.    MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS
The following discussion is intended to enhance the reader's understanding of our operations and current business environment and should be read in conjunction with the description of our business (Item 1 of this Annual Report on Form 10-K) and our Consolidated Financial Statements and Notes (Item 8 of this Annual Report on Form 10-K).
            This “Management’s Discussion and Analysis of Financial Condition and Results of Operations” (“MD&A”) contains forward-looking statements within the meaning of the Private Securities Litigation Reform Act of 1995 and should be read in conjunction with the disclosures and information contained and referenced under "Forward-Looking Statements" and "Risk

Factors" at the beginning and in Item 1A, respectively, of this Annual Report on Form 10-K. As used in this MD&A, the terms "we," "us," "our" and the "Company" mean Scientific Games Corporation together with its consolidated subsidiaries.
Our MD&A is organized into the following sections:

•	BUSINESS OVERVIEW

•	CONSOLIDATED RESULTS

•	BUSINESS SEGMENT RESULTS

•	RECENTLY ISSUED ACCOUNTING GUIDANCE

•	CRITICAL ACCOUNTING ESTIMATES

•	LIQUIDITY, CAPITAL SOURCES AND WORKING CAPITAL
BUSINESS OVERVIEW
We are a leading developer of technology‑based products and services and associated content for the worldwide gaming, lottery and interactive gaming industries. Our portfolio includes gaming machines and game content, casino management systems, table game products and services, instant and draw‑based lottery games, server‑based gaming and lottery systems, sports betting technology, lottery content and services, loyalty and rewards programs, interactive gaming and social casino solutions. We also gain access to technologies and pursue global expansion through strategic acquisitions and equity investments. As a result of our recent acquisitions of Bally and WMS, we have significantly expanded our global Gaming and Interactive gaming businesses.
Impact of the Bally Acquisition, the WMS Acquisition and Other Items Impacting Comparability of Results of Operations
On November 21, 2014, we acquired Bally for $5.1 billion (including the refinancing of approximately $1.9 billion of existing Bally indebtedness). On October 18, 2013, we acquired WMS for $1.5 billion. In connection with these acquisitions, we incurred additional indebtedness and completed a series of refinancing transactions, which are described in Note 15 (Long-Term and Other Debt). For additional information regarding the Bally acquisition and the WMS acquisition, see Note 3 (Acquisitions and Dispositions).
We believe that the Bally acquisition and the WMS acquisition are transformational for Scientific Games, creating one of the largest diversified global gaming suppliers. In particular, we believe that the Bally acquisition and the WMS acquisition (1) significantly expand our Gaming and Interactive gaming businesses, (2) diversify our mix of products, customers and geographies in which we do business and (3) allow the combined company to benefit from economies of scale, which we believe will provide opportunities for cost synergies and cash flow improvements.
Our consolidated results of operations for the year ended December 31, 2015 include the results of operations for Bally and WMS for the full year. Our consolidated results of operations for the year ended December 31, 2014 include the results of operations for Bally for the 40 days following the acquisition date in November 2014 and the results of operations of WMS for the full year. Our consolidated results of operations for the year ended December 31, 2013 include the results of operations for WMS for the 74 days following the acquisition date in October 2013 and do not include the results of operations of Bally.
Items that impacted our results of operations for the year ended December 31, 2015 are detailed below:

▪	a full year of revenues attributable to Bally of $1,251.9 million, which was acquired on November 21, 2014;

▪
cost of product sales including a $12.3 million of additional cost related to the write-up of finished goods inventory required under purchase accounting for the Bally acquisition, and $5.9 million of inventory write-downs for discontinued product lines. Cost of instant games includes a $35.5 million charge related to other asset impairments and cancellation costs;

▪	SG&A includes charges for legal contingencies of $2.5 million and $20.2 million of acquisition-related fees and expenses primarily related to the Bally acquisition;

▪	$21.9 million of employee termination and restructuring costs, primarily related to employee termination costs under our Bally and WMS integration-related restructuring plan;

▪
$448.9 million of incremental D&A expense primarily attributable to Bally, including incremental D&A related to the write up to fair value of assets acquired in the acquisition, and impairment charges. Impairment charges related to long-term assets and underperforming contracts and accelerated depreciation expense related to restructuring plans totaled $169.7 million that included $128.6 million, with a tax benefit of $48.3 million, in accelerated D&A to reduce the carrying amounts of two trade name assets to their fair values, $11.5 million in accelerated D&A to adjust the carrying amount of our facilities to their fair value less expected selling costs, $12.9 million in accelerated D&A related to gaming operations equipment, $11.9 million in accelerated D&A of property and equipment related to our instant games business and $4.8 million of other accelerated D&A;

▪
$935.0 million for a non-cash impairment charge of our SG gaming reporting unit goodwill and a $67.6 million non-cash impairment charge of our U.S. lottery systems reporting unit goodwill, which resulted in a tax benefit of $24.9 million; and

▪	$357.7 million year-over-year increase in interest expense related to the incremental indebtedness that we incurred in the fourth quarter of 2014 to finance the Bally acquisition.
Items that impacted our results of operations for the year ended December 31, 2014 are detailed below:

▪	$151.6 million of revenues attributable to Bally and a full year of revenues attributable to WMS;

▪
costs of product sales includes $6.6 million of additional cost related to the write-up of finished goods inventory required under purchase accounting for the Bally acquisition, $17.8 million of inventory write-downs for discontinued product lines and $2.1 million of inventory write-offs. Cost of instant products includes a $5.7 million charge related to the suspension of the MONOPOLY MILLIONAIRES’ CLUBTM ("MMC") draw lottery game and $3.1 million of inventory write-offs;

▪
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

▪
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

▪
$46.8 million of accelerated or incremental depreciation expense, including $4.2 million related to impairments of U.S. lottery contracts, a $9.4 million impairment of our Waukegan, Illinois manufacturing facility, $14.5 million of accelerated depreciation on certain gaming operations assets and cabinets and $3.8 million related to software in our Gaming business for a product we are discontinuing related to the Bally acquisition. In addition, includes $18.1 million of incremental D&A from the write-up of tangible and intangible assets under purchase accounting for the Bally acquisition;

▪
$187.7 million year-over-year increase in interest expense related to the incremental indebtedness that we incurred in the fourth quarter of 2013 to finance the WMS acquisition and in the fourth quarter of 2014 to finance the Bally acquisition; the increase in interest expense also included $64.7 million of debt financing fees incurred in connection with the Bally acquisition;

▪
$19.7 million non-cash impairment charge in earnings (loss) from equity investments to write down our Northstar Illinois equity investment and $11.1 million of charges we recorded related to our share of shortfall payments accrued by Northstar Illinois; and

▪
a loss on early extinguishment of debt of $25.9 million related to the tender and redemption premiums and the write-off of deferred financing costs in connection with the purchase and redemption of our 2019 Notes.

For additional information, see Note 3 (Acquisitions and Dispositions), Note 4 (Employee Termination and Restructuring Plans), Note 8 (Property and Equipment, net), Note 9 (Intangible Assets, net and Goodwill), Note 10 (Software, net), Note 11 (Equity Investments), Note 15 (Long-Term and Other Debt) and Note 25 (Selected Quarterly Financial Data, Unaudited).
For 2016, we are focused on successfully completing the integration of Bally and WMS and achieving anticipated cost synergies by implementing our plans to streamline our operations and cost structure. We are also focused on positioning the Company for profitable growth by leveraging our core strengths and capabilities to enhance our portfolio of products and services and to expand market penetration worldwide. We anticipate that our future results of operations will benefit from these efforts, although we expect these benefits to be offset to some extent by certain incremental operating costs and capital expenditures in 2016 related to our contemplated integration activities. We also expect to incur additional costs during 2016 to position ourselves in order to capitalize on longer-term synergy opportunities. We anticipate that our results of operations will continue to be impacted by negative economic and political conditions in 2016. In particular, we believe that levels of discretionary consumer spending are likely to remain flat or possibly decline, which will impact demand for our products and services. We expect the U.S. dollar to remain relatively strong such that we will continue to experience unfavorable foreign currency impacts with respect to our revenues and expenses that are denominated in foreign currencies.
Segments
We report our operations in three business segments - Gaming, Lottery and Interactive - representing our different products and services. See "Business Segment Results" below and Note 2 (Business Segments) for additional information regarding our business segments including revenue by customer location and long-lived assets by geographic location.
Discontinued Operations
On March 25, 2013, we completed the sale of our installed base of gaming machines in our pub business, as discussed in Note 3 (Acquisitions and Dispositions). The results of our discontinued pub operations for the year ended December 31, 2013 are presented in the Consolidated Statements of Operations and Comprehensive Loss in accordance with ASC 205-20, Presentation of Financial Statements - Discontinued Operations ("ASC 205"). For the year ended December 31, 2013, we recorded a loss from discontinued operations of $3.0 million and a net loss from discontinued operations of $4.6 million. There were no results of operations for our discontinued pub business for the years ended December 31, 2015 and 2014.
Goodwill and Intangible Asset Impairment Charges
During 2015, we recorded a $935.0 million non-cash impairment charge with no tax benefit to reduce the carrying amount of our SG gaming reporting unit goodwill to its implied fair value. This goodwill impairment charge reflects a $400.0 million revision to the $535.0 million charge previously disclosed in our Quarterly Report on Form 10-Q for the period ended September 30, 2015. Refer to Note 25 (Selected Quarterly Financial Data, Unaudited) for further information regarding this revised goodwill impairment charge for our SG gaming reporting unit. Also, we recorded a $67.6 million non-cash impairment charge, which resulted in a tax benefit of $24.9 million, to write off the recorded amount of our U.S. lottery systems reporting unit goodwill. These impairment charges do not impact our compliance with our debt covenants.
During 2015, in conjunction with our introduction of a new SG-branded gaming cabinet, we determined that circumstances no longer continued to support an indefinite useful life for certain of our indefinite-lived trade name assets in our Gaming business segment. In connection with this change, we performed a quantitative impairment test for our SG gaming related trade name assets and recorded a non-cash impairment charge of $128.6 million with a tax benefit of $48.3 million based on the estimated fair value of the trade names. During 2014, we had recorded a non-cash impairment charge of $6.0 million based on the estimated fair value of the SG gaming related trade name assets. The impairments were reflected in D&A in our Consolidated Statements of Operations and Comprehensive Loss for the years ended December 31, 2015 and 2014, respectively. No intangible asset impairments were recorded for the year ended December 31, 2013. For additional information regarding these impairment charges, see Note 9 (Intangible Assets, net and Goodwill) and Note 25 (Selected Quarterly Financial Data, Unaudited).
Foreign Exchange
Our results are impacted by changes in foreign currency exchange rates as a result of the translation of foreign functional currencies into U.S. dollars and the re-measurement of foreign currency transactions or balances. The impact of foreign currency exchange rate fluctuations represents the difference between current rates and prior-period rates applied to current activity. We derived approximately 22% and 40% of our revenue from sales to customers outside of the U.S. in 2015 and 2014, respectively, reflecting a full year of results from Bally as compared to 40 days in 2014. We have exposure to foreign currency volatility, particularly the British Pound Sterling, the Australian dollar, and the Euro, which represented $235.9 million, or 9%, $123.0 million, or 4%, and $115.8 million, or 4%, respectively, of our consolidated revenue for the year ended December 31, 2015 and $239.6 million, or 13%, $26.2 million, or 1%, and $104.3 million, or 6%, respectively, of our consolidated revenue for the year ended December 31, 2014. We also have foreign currency exposure related to certain of our equity investments. Our earnings from our Euro-denominated equity investment in LNS were $14.9 million and $17.6 million for the years ended December 31, 2015 and 2014, respectively. See further information regarding our foreign exchange exposure in "Quantitative and Qualitative Disclosures About Market Risk" in Item 7A of this Annual Report on Form 10-K.

CONSOLIDATED RESULTS

(in millions)	Years ended December 31,			Variance
	2015	2014	2013	2015 vs 2014		2014 vs 2013
Revenue:
Services	$1,351.8	$788.5	$415.0	$563.3	71%	$373.5	90%
Product sales	863.0	464.9	159.9	398.1	86%	305.0	191%
Instant games	544.0	533.0	516.0	11.0	2%	17.0	3%
Total revenue	2,758.8	1,786.4	1,090.9	972.4	54%	695.5	64%
Operating expenses:
Cost of services (1)	372.7	283.7	203.1	89.0	31%	80.6	40%
Cost of product sales (1)	405.5	274.3	103.5	131.2	48%	170.8	165%
Cost of instant games (1)	325.9	291.4	285.1	34.5	12%	6.3	2%
Selling, general and administrative	567.7	507.7	266.4	60.0	12%	241.3	91%
Research and development	183.9	117.0	26.0	66.9	57%	91.0	350%
Employee termination and restructuring	21.9	30.7	22.7	(8.8)	(29)%	8.0	35%
Depreciation and amortization	903.2	454.3	202.4	448.9	99%	251.9	124%
Goodwill impairments	1,002.6	—	—	1,002.6	n/m	—	n/m
Operating loss	(1,024.6)	(172.7)	(18.3)	(851.9)	493%	(154.4)	844%
Other (expense) income:
Interest expense	(664.9)	(307.2)	(119.5)	(357.7)	116%	(187.7)	157%
Earnings (loss) from equity investments	16.9	(7.6)	1.5	24.5	n/m	(9.1)	n/m
Loss on early extinguishment of debt	—	(25.9)	(5.9)	25.9	(100)%	(20.0)	339%
Gain on sale of equity interest	—	14.5	—	(14.5)	(100)%	14.5	n/m
Other (expense) income, net	(21.6)	4.0	(1.1)	(25.6)	n/m	5.1	n/m
Total other expense, net	(669.6)	(322.2)	(125.0)	(347.4)	108%	(197.2)	158%
Net loss from continuing operations before income taxes	(1,694.2)	(494.9)	(143.3)	(1,199.3)	242%	(351.6)	245%
Income tax benefit	299.9	260.6	117.7	39.3	15%	142.9	121%
Net loss from continuing operations	$(1,394.3)	$(234.3)	$(25.6)	$(1,160.0)	495%	$(208.7)	815%
________________________________________________________________________________________________________________________________

(1)	Exclusive of D&A.
n/m - not meaningful
Year Ended December 31, 2015 Compared to Year Ended December 31, 2014
Revenue
Consolidated revenue increased in each of our categories of revenues (services, product sales and instant games) resulting in total revenues increasing by $972.4 million in 2015, despite an $83.2 million unfavorable foreign currency translation impact. Services and product sales revenue increased by $961.4 million in 2015, primarily due to $1,100.3 million from the incremental impact of the Bally acquisition reflecting a full year of results as compared to the 40 days in 2014 and a $16.7 million increase in legacy services revenue (service revenues which existed before the Bally acquisition), partially offset by a decrease of $155.6 million in legacy product sales revenue in our Gaming and Lottery segments. Instant games revenue increased by $11.0 million from 2014 to 2015.
Services revenue increased by $563.3 million in 2015, primarily reflecting a $546.6 million increase in Bally services revenue (including a full year of results as compared to 40 days in 2014) combined with a net increase of $16.7 million in services revenue primarily related to increases in our legacy Interactive gaming business partially offset by decreases in our legacy Gaming business. The impact of Bally service revenue was $63.2 million for the 40-day post-acquisition period in 2014. Product sales revenue increased by $398.1 million in 2015, primarily reflecting a $553.7 million increase in Bally product sales revenue (including a full year of results as compared to 40 days in 2014), partially offset by a $100.2 million decrease in our legacy Gaming business primarily due to lower overall demand for gaming machines and a $55.4 million decrease in our Lottery business primarily due to lower international product sales demand and an unfavorable foreign currency impact. The impact of Bally product sales revenue was $88.3 million for the 40-day post-acquisition period in 2014. Instant games revenue increased by $11.0 million in 2015, reflecting higher revenue from our U.S. and international Participation contracts and higher revenue from our international price-per-unit contracts.

Cost of Revenue
Consolidated cost of revenue increased by $254.7 million in 2015, including $332.4 million attributable to Bally (reflecting a full year of results as compared to 40 days in 2014), which was partially offset by a decrease of $77.7 million from our Lottery and legacy Gaming businesses primarily due to decreased revenues. Cost of revenue attributable to Bally was $52.9 million for the 40-day post-acquisition period in 2014.
Cost of services revenue increased by $89.0 million in 2015 including an incremental $102.0 million attributable to Bally (reflecting a full year of results as compared to 40 days in 2014) and an increase in our legacy Interactive gaming business of $10.2 million, partially offset by a decrease of $23.2 million primarily due to the lower revenues generated by our Lottery and legacy Gaming businesses. Cost of services revenue attributable to Bally was $11.0 million for the 40-day post-acquisition period in 2014. Cost of product sales increased by $131.2 million in 2015, including an incremental $230.3 million attributable to Bally (reflecting a full year of results as compared to 40 days in 2014), partially offset by a decrease of $99.1 million attributable to our Lottery and legacy Gaming businesses, primarily related to the same items that caused the reduction in revenues as described above. Cost of product sales attributable to Bally was $41.9 million for the 40-day post-acquisition period in 2014. Cost of instant games increased by $34.5 million in 2015, primarily due to a $35.5 million charge related to other asset impairments and contract cancellation costs.
SG&A
SG&A increased by $60.0 million in 2015, including an incremental $169.5 million increase attributable to Bally (reflecting a full year of SG&A as compared to 40 days in 2014), which was partially offset by $109.5 million of lower SG&A, primarily attributable to the legacy Gaming business, which reflected the impact of lower legacy revenues, certain acquisition and legal costs incurred in 2014 and the realization of cost synergies from our acquisitions. The 2014 period included $25.8 million of additional acquisition-related charges related to the Bally acquisition, $24.8 million related to legal contingencies and settlements and $4.0 million for the write-down of certain receivables from international customers. SG&A attributable to Bally was $81.2 million for the 40-day post-acquisition period in 2014 (including $41.0 million related to the acceleration of Bally equity awards in connection with the acquisition).
R&D
R&D increased by $66.9 million in 2015, including an incremental $81.8 million increase attributable to Bally (reflecting a full year of R&D as compared to 40 days in 2014), which was partially offset by $14.9 million of lower R&D primarily attributable to the legacy Gaming business which reflected the realization of cost synergies from acquisitions. R&D attributable to Bally was $13.0 million for the 40-day post-acquisition period in 2014.
Employee Termination and Restructuring
Employee termination and restructuring costs decreased $8.8 million in 2015 to $21.9 million in 2015, including $16.9 million related to employee termination costs following the Bally acquisition and the WMS acquisition, $2.0 million in facility termination costs and $3.0 million of additional corporate costs unrelated to the Bally acquisition and the WMS acquisition. For additional information regarding these charges, see Note 4 (Employee Termination and Restructuring Plans).
D&A
D&A increased by $448.9 million in 2015, including an incremental $413.5 million increase attributable to Bally (reflecting a full year of D&A as compared to 40 days in 2014). D&A in the 2014 period included $37.0 million attributable to Bally for the 40-day post-acquisition period in 2014. D&A also reflected accelerated depreciation charges of $169.7 million related to the impact of impairment charges for certain long-term assets, including $128.6 million in accelerated D&A to reduce the carrying amounts of two trade name assets to their fair values, $11.5 million in accelerated D&A to adjust the carrying amount of our facilities to their fair value less expected selling costs, $12.9 million in accelerated D&A related to gaming operations equipment, $11.9 million in accelerated D&A of property and equipment related to our instant games business and $4.8 million of other accelerated D&A. For additional information regarding these charges, see Note 8 (Property and Equipment, net).

Goodwill Impairments
During 2015, we recorded an aggregate goodwill impairment charge of $1,002.6 million, consisting of a $935.0 million non-cash impairment charge to reduce the carrying amount of our SG gaming reporting unit goodwill to its implied fair value and a $67.6 million non-cash impairment charge to write off the recorded amount of our U.S. lottery systems reporting unit goodwill. For additional information regarding these charges, see Note 9 (Intangible Assets, net and Goodwill) and Note 25 (Selected Quarterly Financial Data, Unaudited).

Other Income and Expense

Interest expense increased by $357.7 million in 2015, due primarily to the additional indebtedness that we incurred to finance the Bally acquisition, reflecting a full year of interest expense as compared to 40 days in 2014. For additional information regarding our indebtedness, see Note 15 (Long-Term and Other Debt).
Earnings (loss) from equity investments increased by $24.5 million in 2015, due primarily to the non-recurrence of a $19.7 million non-cash impairment charge we recorded during the year ended December 31, 2014 to write down our Northstar Illinois equity investment and higher overall performance from our equity investments. For additional information regarding our equity investments, see Note 11 (Equity Investments).
Loss on early extinguishment of debt was $0 in 2015. 2014 activity related primarily to the tender and redemption premiums and related write-off of deferred financing costs in connection with the refinancing of our 2019 Notes in June 2014.
Gain on sale of equity interest was $0 in 2015. 2014 activity related to the $14.5 million gain on the sale of our 20% equity interest in Sportech for cash proceeds of £27.8 million, or $44.9 million, in 2014.
Other expense increased by $25.6 million in 2015, due primarily to $21.2 million of incremental losses on foreign currency translation during the year.
Income Tax Benefit
We recorded an income tax benefit of $299.9 million for the year ended December 31, 2015, compared to an income tax benefit of $260.6 million for the year ended December 31, 2014. The effective income tax rates for the years ended December 31, 2015 and 2014 were 17.7% and 52.6% respectively. The U.S. federal tax impact of the non-deductibility of $935.0 million of our goodwill impairment charges in 2015 was 19.4%.
Our 2015 effective income tax rate on foreign earnings was impacted by the mix of income and the statutory tax rates in our foreign jurisdictions, which ranged from a low of 0% to a high of 48%. The foreign jurisdictions that had the most impact on our foreign income tax benefit in 2015 included Australia, Bermuda, Canada, India, Ireland and the U.K.
Our income tax benefit may change from period to period based on, among other factors, the mix of earnings between U.S. and foreign jurisdictions and among foreign jurisdictions, the effect of any valuation allowance related to any of our deferred tax assets (or the release thereof), state and local taxes, specific events such as the settlement of income tax audits and changes in tax law, and the effects of our global income tax strategies. Based on our existing net deferred tax liability position at December 31, 2015 and anticipated net operating losses in 2016, we expect to have to provide a valuation allowance against our deferred tax assets in 2016 which will mostly offset the tax benefit we otherwise would record in our Consolidated Statements of Operations and Comprehensive Loss. Refer to Note 21 (Income Taxes) for additional information regarding our foreign and domestic pre-tax income (loss), our foreign and domestic income tax benefit (expense), deferred tax assets and liabilities and the effect foreign taxes have on our overall effective tax rate.
See "--Business Segment Results" below for a more detailed explanation of the significant changes in our components of revenue within the individual segment results of operations.
Year Ended December 31, 2014 Compared to Year Ended December 31, 2013
Revenue
Consolidated revenue increased in each of our categories of revenues (services, product sales and instant games). The inclusion of WMS revenue for a full year in 2014 as compared to 74 days in 2013 increased our consolidated revenue by $506.3 million. The inclusion of Bally revenue for the 40-day post-acquisition period in 2014 increased consolidated revenue by $151.6 million. The remaining $37.7 million increase in revenue was due to growth in our Lottery business and our legacy Gaming business (our Gaming business that existed prior to the WMS acquisition, primarily based in the U.K.) of $34.2 million and favorable foreign currency translation of $3.4 million.

Services revenue increased $373.5 million, primarily reflecting a $315.6 million increase in WMS services revenue (including a full year of results as compared to 74 days in 2013), and the inclusion of Bally services revenue of $63.2 million for the 40-day post-acquisition period in 2014, partially offset by a decrease of $5.3 million in services revenue related to our Lottery and legacy Gaming businesses. The $305.0 million increase in product sales revenue reflected a $190.7 million increase in WMS product sales revenue (including a full year of results as compared to 74 days in 2013), the inclusion of Bally product sales revenue of $88.3 million for the 40-day post-acquisition period in 2014, and a $26.0 million increase primarily due to higher hardware and software sales to our international and U.S. lottery customers. Instant games revenue increased by $17.0 million, reflecting higher revenue from our U.S. and international Participation contracts and higher revenue from our U.S. price-per-unit contracts. This increase was partially offset by a decrease in revenue related to international price-per-unit contracts, the exit from our Provoloto business in early 2014 and lower revenue from our licensing and player loyalty programs.
Cost of Revenue
Consolidated cost of revenue increased $257.7 million, including an incremental $169.0 million attributable to WMS (reflecting a full year of results as compared to 74 days in 2013), an incremental $52.9 million attributable to Bally for the 40-day post-acquisition period in 2014 and an increase of $35.8 million attributable to our Lottery and legacy Gaming businesses.
Cost of services revenue increased $80.6 million related to an increase of $67.4 million attributable to WMS (reflecting a full year of results as compared to 74 days in 2013), an incremental $11.0 million attributable to Bally for the 40-day post-acquisition period in 2014 and an increase of $2.2 million attributable to our Lottery businesses reflecting a less profitable mix of services revenue. Cost of product sales increased by $170.8 million including an incremental $101.6 million attributable to WMS (reflecting a full year of results as compared to 74 days in 2013), which was partly due to a $17.8 million write-down of inventory for discontinued product lines following the Bally acquisition, an incremental $41.9 million attributable to Bally for the 40-day post-acquisition period in 2014 and an increase of $27.3 million attributable to our Lottery business due to higher product sales revenue. Cost of instant games increased $6.3 million, primarily due to higher instant games revenue and a $5.7 million charge related to the suspension of the MMC draw lottery game.
SG&A
SG&A increased $241.3 million, which reflected a $117.4 million increase in SG&A, primarily attributable to WMS (reflecting a full year of results as compared to 74 days in 2013), $81.2 million attributable to Bally for the 40-day post-acquisition period in 2014 (including $41.0 million related to the acceleration of Bally equity awards in connection with the acquisition), $25.8 million of additional acquisition-related charges related to the Bally acquisition, $24.8 million related to legal contingencies and settlements and $4.0 million for the write-down of certain receivables from international customers, partially offset by $11.5 million of lower SG&A in the legacy Gaming business.
R&D
R&D increased $91.0 million primarily reflecting a full year of WMS R&D (as compared to 74 days in 2013), which accounted for $74.1 million of the increase, as well as $13.0 million attributable to Bally R&D for the 40-day post-acquisition period in 2014.
Employee Termination and Restructuring
Employee termination and restructuring costs increased $8.0 million to $30.7 million, and were comprised of $11.8 million related to WMS integration activities, $1.6 million related to the exit of an agreement following the Bally acquisition, $13.8 million related to other employee termination charges following the Bally acquisition (of which $9.2 million related to Gaming and Interactive and $4.6 million related to Lottery and corporate), $1.6 million related to the exit from our instant game operations in Mexico and the exit from our paper roll conversion operations in the U.S., as well as $1.9 million of corporate costs unrelated to the Bally acquisition. We discuss these charges in more detail in Note 4 (Employee Termination and Restructuring Plans).
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

Other Income and Expense
Interest expense increased $187.7 million due primarily to the additional indebtedness that we incurred to finance the Bally acquisition. The increase also reflected a $64.7 million debt fee incurred in connection with the Bally acquisition financing. This increase in interest expense was slightly offset by a reduction in interest expense as a result of the refinancing of the 2019 Notes with the 2021 Notes in June 2014. For additional information regarding our indebtedness, see Note 15 (Long-Term and Other Debt).
Earnings (loss) from equity investments declined $9.1 million primarily due to the $19.7 million non-cash impairment charge to write down our Northstar Illinois equity investment and the $11.1 million charge we recorded related to our share of shortfall payments accrued by Northstar Illinois. This charge was partially offset by higher earnings (loss) from equity investments in ITL of $14.7 million and the commencement of operations of the Hellenic Lotteries in May 2014. For additional information regarding our equity investments, see Note 11 (Equity Investments).
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
Income Tax Benefit
We recorded an income tax benefit of $260.6 million for the year ended December 31, 2014 compared to an income tax benefit of $117.7 million for the year ended December 31, 2013. The effective income tax rates for the years ended December 31, 2014 and 2013 were 52.6% and 82.1% respectively. After considering the net deferred tax liabilities assumed as a result of the Bally acquisition, we recorded a net release of the valuation allowance related to our net U.S. deferred tax assets in the amount of $79.1 million.
Our 2014 effective income tax rate on foreign earnings was impacted by the mix of income and the statutory tax rates in our foreign jurisdictions, which ranged from a low of 0% to a high of 35%. The foreign jurisdictions that had the most impact on our foreign income tax benefit in 2014 included Austria, Bermuda, Canada, Ireland, Mexico and the U.K.
See "--Business Segment Results" below for a more detailed explanation of the significant changes in our components of revenue within the individual segment results of operations.
BUSINESS SEGMENTS RESULTS
GAMING
Our Gaming business segment designs, develops, manufactures, markets and distributes a comprehensive portfolio of Gaming products and services. We provide our Gaming portfolio of products and services to commercial casinos, Native American casinos, wide-area gaming operators such as LBOs, arcade and bingo operators in the U.K. and continental Europe, and government agencies and their affiliated operators. Our equity investments in RCN and ITL are part of our Gaming business segment. Our equity investment in Sportech was included in our Gaming segment until its sale in January 2014.
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
In 2016, we anticipate that replacement demand for gaming machines and constraints on capital spending by gaming operators will continue at current levels. We expect gaming machine demand to continue to be negatively impacted by the continued consolidation of casino and other gaming operators. We believe that import restrictions will continue to impede our ability to satisfy demand for our products in certain foreign jurisdictions. We also expect to continue to face increased competition in our Gaming segment due to pricing pressures. However, we anticipate that the demand for gaming machines related to new casino openings and expansions will increase from 2015.

Current Year Update

Our Gaming revenue increased during the year ended December 31, 2015 compared to the prior-year period, primarily due to the inclusion of a full year of Bally revenue (as compared to 40 days in 2014), which was partially offset by a decrease in revenue from our legacy Gaming business. We believe that challenging market conditions in the gaming industry adversely impacted our Gaming results for 2015 and could continue to negatively impact our results of operations. These challenges included: (1) abated demand for our existing Blade and Equinox dual screen video cabinets, which we believe resulted from customers’ knowledge of our intention to launch new dual screen video cabinets in the second half of 2015; (2) lower demand for VLTs in Illinois as fewer new locations were licensed by the gaming regulatory agency; (3) fewer new casino openings and expansions than in the prior year, resulting in lower demand for new gaming machines; (4) restrained investment in new gaming machines and table products by our existing customers; (5) increased competition resulting in pricing pressures which negatively impacted our revenue from shipments of new gaming machines and our gaming operations business; (6) continuing government actions in Argentina, which limited our ability and our customers' ability to import certain of our products for sale in Argentina; (7) political and economic conditions in Greece, resulting in a delay in the deployment of our VLTs; (8) delay of certain identified systems installation projects due to customer capital spending constraints; and (9) other economic and regulatory pressures that affect our business operations globally.

Due in large part to the challenging market conditions impacting the gaming industry described above, we recorded a $935.0 million non-cash impairment charge with no tax benefit to reduce the carrying amount of our SG gaming reporting unit goodwill to its implied fair value. This impairment charge reflects a $400.0 million revision to the $535.0 million charge previously disclosed in our Quarterly Report on Form 10-Q for the period ended September 30, 2015 and is included in Goodwill impairments in our Consolidated Statements of Operations and Comprehensive Loss for the year ended December 31, 2015. Refer to Note 9 (Intangible Assets, net and Goodwill) and Note 25 (Selected Quarterly Financial Data, Unaudited) for additional information on this impairment charge.
During 2015 and in conjunction with our introduction of a new SG-branded gaming cabinet, we determined that circumstances no longer continued to support an indefinite useful life for certain of our indefinite-lived trade name assets in our Gaming business segment. We performed a quantitative impairment test for our SG gaming related trade name assets and recorded a non-cash impairment charge of $128.6 million, with a tax benefit of $48.3 million, based on the estimated fair value of the trade name assets. The impairment is included in D&A in our Consolidated Statements of Operations and Comprehensive Loss for the year ended December 31, 2015.

In March 2015, we signed a contract to provide OPAP with 5,000 VLTs pursuant to OPAP's ten-year license to operate a network of 16,500 VLTs across Greece. While deployment was expected to begin in the second quarter of 2015 and conclude by the end of 2015, political and economic issues in Greece have delayed the launch of the VLTs and placements may not begin until mid-2016, at the earliest.
In April 2015, the U.K. government implemented new regulations for fixed odds betting terminals, also known as B2 gaming terminals, which are typically located in LBOs. These new regulations affect players who bet more than £50 per play and, among other things, require such players to have registered player accounts or to fund their accounts at the counter rather than the betting terminal. We believe that these changes have negatively impacted our U.K. customers’ businesses and, therefore, our U.K. gaming business. The U.K. government is currently in the process of reviewing the effect of the new regulations as part of its 2016 triennial review of stakes and prizes for all gaming terminals, which may lead to additional regulations. Any changes to stakes and prizes could negatively impact our customers or our U.K. gaming business.

In May 2015, we signed a contract to provide Penn National Gaming, Inc. ("Penn National") with a broad suite of our systems and game solutions, including providing more than 400 new gaming machines at its Plainridge Park Casino. The casino opened during the second quarter of 2015.
In June 2015, we signed a contract to provide the Oregon Lottery with at least 2,000 VLTs. We began the deployment of the VLTs during the third quarter of 2015 and shipped 145 and 884 new units in the third and fourth quarters of 2015, respectively.
In June 2015, we signed a contract to place 3,000 self-service sports betting terminals in Ladbrokes shops in the U.K. and Ireland and to provide service for these terminals for two and a half years. We deployed approximately 2,300 and 1,300 terminals during the third and fourth quarters of 2015, respectively.
In July 2015, two of the largest betting shop operators in the U.K., Ladbrokes and Gala Coral, announced that they intend to merge.  The CMA is currently reviewing the proposed merger and may require that these operators divest a certain number of betting shops prior to consummating the contemplated transaction. As these two operators are the largest customers of our U.K. gaming business, a merger and/or any asset divestitures could negatively impact our business. However, at this time we cannot predict the extent to which we would be impacted, if at all, by any of the foregoing.

During the third quarter of 2015, we introduced both our new TwinStar dual-screen video gaming cabinet with its next-generation ArgOSTM operating system and new game content and our new Dualos dual screen video gaming cabinet with new game content in Australia. We shipped our first 257 new TwinStar gaming cabinets in December 2015 following receipt of the required regulatory approvals. We shipped 385 and 562 new Dualos gaming cabinets in the third and fourth quarters of 2015, respectively.
In October 2015, we signed an enterprise-wide agreement with the Alberta Gaming and Liquor Commission to deploy a suite of Bally gaming system solutions connecting more than 14,000 gaming machines in 28 casino properties across the province.
Results of Operations and Key Performance Indicators for Gaming
All results for 2015 referenced below reflect the results of operations of Bally and WMS for the full period. All results for 2014 referenced below reflect the results of operations of Bally for the 40 days following the November 21, 2014 closing of the Bally acquisition and the results of operations of WMS for the full period. All results for 2013 referenced below reflect the results of operations of WMS for the 74 days following the October 18, 2013 closing of the WMS acquisition and exclude the results of operations of Bally.

(in millions)	Years ended December 31,			Variance
	2015	2014	2013	2015 vs 2014		2014 vs 2013
Revenue:
Services	$956.3	$442.6	$181.8	$513.7	116%	$260.8	143%
Product sales	817.3	363.8	88.7	453.5	125%	275.1	310%
Total revenue	1,773.6	806.4	270.5	967.2	120%	535.9	198%
Operating expenses:
Cost of services (1)	190.1	111.0	77.9	79.1	71%	33.1	42%
Cost of product sales (1)	370.2	195.5	56.4	174.7	89%	139.1	247%
Selling, general and administrative	285.1	235.3	87.1	49.8	21%	148.2	170%
Research and development	154.9	98.7	17.4	56.2	57%	81.3	467%
Employee termination and restructuring	11.2	15.5	6.7	(4.3)	(28)%	8.8	131%
Depreciation and amortization	728.6	318.7	103.9	409.9	129%	214.8	207%
Goodwill impairment	935.0	—	—	935.0	n/m	—	—
Operating loss	$(901.5)	$(168.3)	$(78.9)	$(733.2)	436%	$(89.4)	113%

Earnings (loss) from equity investments	$3.5	$3.3	$(12.1)	$0.2	6%	$15.4	n/m
___________________________________________________________________________________________________________________________________

(1)	Exclusive of D&A.
n/m - not meaningful

(in millions, except for unit and per unit revenue information)	Years ended December 31,			Variance
	2015	2014	2013	2015 vs 2014		2014 vs 2013
Key Performance Indicators:
WAP, premium and daily fee Participation units:
Installed base at period end	22,252	23,554	9,140	(1,302)	(6)%	14,414	158%
Average installed base	22,720	10,024	9,094	12,696	127%	930	10%
Average daily revenue per unit	$55.21	$68.25	$66.67	$(13.04)	(19)%	$1.58	2%

Other Participation and leased units:
Installed base at period end	47,949	45,867	29,289	2,082	5%	16,578	57%
Average installed base	45,791	29,893	26,783	15,898	53%	3,110	12%
Average daily revenue per unit	$15.78	$12.95	$11.62	$2.83	22%	$1.33	11%

Gaming machine sales:
U.S. and Canadian new unit shipments	17,417	10,573	2,243	6,844	65%	8,330	371%
International new unit shipments	11,365	6,439	2,845	4,926	77%	3,594	126%
Total new unit shipments	28,782	17,012	5,088	11,770	69%	11,924	234%
Average sales price per new unit	$16,349	$15,127	$13,267	$1,222	8%	$1,860	14%

Table products:
Utility products sold	1,836	358	—	1,478	413%	358	n/m
Average sales price per unit	$16,618	$16,407	$—	$211	1%	$16,407	n/m

Table products installed base at period end:
Utility products leased	10,250	9,494	—	756	8%	9,494	n/m
Proprietary table games	3,479	3,148	—	331	11%	3,148	n/m
Table games progressive units, table side bets and add-ons	6,652	5,983	—	669	11%	5,983	n/m
________________________________________________________________________________________________________________________________
n/m - not meaningful
Year Ended December 31, 2015 Compared to Year Ended December 31, 2014
Revenue
Total revenue increased by $967.2 million reflecting $1,068.7 million from Bally (including a full year of results as compared to 40 days in 2014), partially offset by a reduction in legacy Gaming revenues of $101.5 million primarily due to lower new gaming machine unit demand. This change in revenue includes an unfavorable foreign currency translation impact of $47.7 million.
The $513.7 million increase in services revenue consisted of incremental revenue of $515.0 million from Bally (including a full year of results as compared to 40 days in 2014), growth in our legacy gaming service revenue and also reflects $18.3 million of unfavorable foreign currency translation impact. Bally revenue was $60.3 million for the 40-day post-acquisition period in 2014. Our average installed base of WAP, premium and daily-fee Participation units increased 127% to 22,720 units in 2015, due to the impact of the Bally units for a full year of results as compared to 40 days in 2014, partially offset by a reduction in the legacy Gaming average installed base of 751 units. The average daily revenue per WAP, premium and daily-fee Participation units decreased 19% due primarily to the impact of the inclusion of the Bally leased units, which have a lower leased rate and reflect a full year of results as compared to 40 days in 2014. Our average installed base of other Participation and leased units rose 15,898 units to 45,791 units, reflecting the addition of 17,991 other Participation and leased units within the Bally footprint, partially offset by a decline mostly in the U.K. gaming installed base. The ending installed base as of December 31, 2015 increased by 2,082 units from December 31, 2014, due primarily to previously excluded installed units in 2014 for one customer that are now included in the installed base total given that the customer has resumed consistent payments to the Company. Average daily revenue for our other leased and Participation units increased 22% compared to the prior-year period, primarily due to the addition of the Bally units which have a higher average daily rate.

The $453.5 million increase in product sales revenue reflected $553.7 million of incremental Bally revenue (including a full year of results as compared to 40 days in 2014) partially offset by a reduction in legacy Gaming revenues of $100.2 million. Bally product sales revenue was $88.3 million for the 40-day post-acquisition period in 2014. The decrease in legacy Gaming revenue was due primarily to abated demand for our dual screen video cabinets, which we believe resulted from our customers' knowledge of our intention to launch new dual screen video cabinets in the second half of 2015. The 69% increase in new unit sales reflected 18,234 of new unit sales of Bally units (reflecting a full year of results as compared to 40 days in 2014) partially offset by a decrease of 6,464 in legacy Gaming new unit sales. Bally had 3,101 new unit sales for the 40-day post-acquisition period in 2014.
Operating Loss
The operating loss of $901.5 million increased by $733.2 million in 2015, primarily reflecting the recognition of a goodwill impairment charge of $935.0 million included in Goodwill impairment, reflecting a $400.0 million revision to the $535.0 million charge previously disclosed in our Quarterly Report on Form 10-Q for the period ended September 30, 2015, and a trade name asset impairment charge of $128.6 million included in D&A. This was partially offset by the impact from the inclusion of Bally results for a full year in 2015 (as compared to 40 days in 2014) and benefits from cost synergies realized from our integration initiatives, which reduced our operating expenses. For additional information regarding these charges, see Note 9 (Intangible Assets, net and Goodwill) and Note 25 (Selected Quarterly Financial Data, Unaudited).
Year Ended December 31, 2014 Compared to Year Ended December 31, 2013
Revenue
The $260.8 million increase in services revenue reflected higher revenue of $202.3 million from WMS (including a full year of results as compared to 74 days in 2013), $60.3 million from Bally for the 40-day post-acquisition period and a favorable impact from foreign currency translation of $7.1 million, partially offset by $8.9 million of lower services revenue primarily due to the loss of our Betfred contract in December 2013. Our installed base of WAP, premium and daily-fee Participation units increased to 23,554 units as of December 31, 2014 primarily as a result of the inclusion of 15,349 units from Bally. The increase in units from Bally was offset by a 935 unit decline from WMS. The average daily revenue per WAP, premium and daily-fee Participation units increased by $1.58 primarily due to an 11% increase in average daily revenue from WMS units as compared to the prior year despite challenging gaming industry conditions, reflecting the positive performance of new games, partially offset by lower revenues per day generated by the Bally units for the 40 days following the closing of the acquisition. Our average installed base of other Participation and leased units rose to 45,867 units, reflecting the addition of 18,618 other Participation and leased units within the Bally footprint, partially offset by a decline in the U.K. gaming installed base that largely resulted from the loss of our Betfred contract. Average daily revenue for our other leased and Participation units increased 11% compared to the prior-year period, primarily due to the addition of the Bally units for the 40 days following the closing of the acquisition.
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
Operating Loss
The $168.3 million operating loss in the Gaming segment included a $6.0 million impairment charge for intangible assets with indefinite useful lives, $41.0 million for the acceleration of Bally equity awards due to the closing of the acquisition and $32.7 million primarily due to $24.8 million for legal contingencies and settlements, as well as higher SG&A and R&D. Operating losses were partially offset by a more profitable mix of business and improvement in our cost structure in our U.K. business, including lower SG&A of $3.1 million primarily reflecting higher compensation and related expenses recorded in the prior-year period and lower D&A of $12.3 million primarily due to accelerated D&A recorded in the prior-year period related to the write-down of used gaming machines and a change in the estimated useful lives of certain gaming machines.
LOTTERY

The Lottery segment is primarily comprised of our systems based services, product sales and our instant games businesses. Our systems based services and product sales business provides customized computer software, software support, equipment and data communication services, sports wagering systems and keno to lotteries. In the U.S., we typically provide the necessary point-of-sale terminals and equipment, software and maintenance services on a Participation basis under long-term contracts that typically have an initial term of at least five years. Internationally, we typically sell point-of-sale terminals and/or computer software to lottery authorities and may provide ongoing fee-based systems maintenance and software support services.

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
Our equity investments in LNS, Northstar Illinois, Northstar New Jersey, CSG, Hellenic Lotteries and GLB are included in the Lottery segment.
We believe we will to continue to face intense price-based competition in our Lottery business in 2016. We expect to see an increase in the number of jurisdictions that seek to privatize or outsource lottery operations and to face competition from both traditional and new competitors with respect to these opportunities. In addition, we anticipate that lottery RFPs, specifically those for our PMA arrangements and certain of our international customers, could increasingly include terms that expose us to increased risk, such as requiring the guarantee of specific income thresholds or significant upfront payments.

Current Year Update

In January 2015, we signed a five-year instant games contract extension with Germany - Saxony through 2019.
In February 2015, we extended our existing CSP contract with Maine through June 2022.

In March 2015, we signed a two-year extension to our Missouri instant games contract.

In May 2015, we announced the signing of a four-year contract extension with De Lotto, the national lottery of the Netherlands, to provide instant games and a CSP beginning April 1, 2015. The CSP services include instant game design, planning and production, as well as call center ordering services for De Lotto retailers, instant product training workshops and strategic marketing support.
In May 2015, we also signed a one-year extension to our Kansas secondary-supplier instant games contract and a two-year extension to our New Hampshire instant games contract.
In June 2015, we announced the signing of a new contract with Norsk Tipping, the National Lottery of Norway, to provide instant games and related marketing services. The three-year contract began January 29, 2015 and may be extended by the lottery for an additional three years.
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
Also in August 2015, Northstar Illinois, the State of Illinois, SGI and Gtech entered into a new termination agreement with respect to the PMA that replaced a termination agreement signed in 2014. During the second quarter of 2015, we recorded a charge of $2.0 million in earnings from equity investments, representing our 20% share of the $10.0 million net income shortfall payment for the lottery's 2015 fiscal year, and recorded an adjustment to reduce revenue by $1.3 million in our Consolidated Statements of Operations and Comprehensive Loss for the year ended December 31, 2015. For additional information regarding the new termination agreement, see Note 11 (Equity Investments).
In August 2015, we extended our existing CSP contract with Germany - Hanover (Niedersachsen) through December 2016.

In September 2015, we signed a new two-year contract with the Ohio Lottery to provide instant games as well as marketing, licensed brands and interactive services. The contract includes extension opportunities for up to 8 years.

In September 2015, we extended our existing CSP contract with Germany - Hessen through December 2016.

In October 2015, we signed a one-year contract extension with the Iowa Lottery to provide a lottery system and instant tickets through June 2019. In addition, we signed a one-year contract extension with the Maryland Lottery to provide both lottery system and player loyalty contracts through June 2017. Also in October 2015, we signed a new contract with LAND BRANDENBURG LOTTO GmbH, a lottery in Brandenburg, Germany, to provide instant games and CSP services. The CSP services include product development, design and manufacturing of instant games, as well as warehousing, packaging and distribution. The six-year contract commenced in July 2015 and may be extended for an additional three years.

In November 2015, we signed a new five-year contract with the Arizona Lottery to provide an integrated lottery system, including management services for the lottery's central computer systems, software, data center operations, a retailer telecommunications network, retail point-of-sale and player self-service technology and mobile applications. The contract will replace a competitor's system and is effective as of August 31, 2015. The contract includes extension opportunities for up to an additional five years. We expect to begin providing services under the contract on or about August 31, 2016.

In November 2015, we signed a three-year extension to our Bulgaria instant games contract through November 2019.

In November 2015, we signed a ten-year contract extension with the Arkansas Scholarship Lottery to provide instant games and CSP services.

In December 2015, we signed a three-year contract extension with the Ontario Lottery and Gaming Corporation in Canada to provide lottery instant games through November 2018.
The Company launched its first season of the MONOPOLY MILLIONAIRES’ CLUB TV game show in March 2015. The TV show was created to be a companion to a new MONOPOLY-themed multi-state companion lottery game offering players in participating states the opportunity to try and qualify to win the chance to compete on the game show by registering their lottery tickets online and earning entries into a random drawing.
Despite consumer support for the MONOPOLY MILLIONAIRES’ CLUB, we have not been able to finalize sufficient lottery commitments, quality stations, and appealing time slots to move forward with Season 3, which was scheduled to air in the fall of 2016. As a result, the Company recorded a $35.5 million charge related to other asset impairments and cancellation costs in cost of instant games in our Consolidated Statements of Operations and Comprehensive Loss for the year ended December 31, 2015. Additionally, we recorded $11.9 million in accelerated D&A of property and equipment which was included in D&A in our Consolidated Statements of Operations and Comprehensive Loss for the year ended December 31, 2015.
Based on the results of our annual goodwill impairment analysis during the fourth quarter of 2015, we recorded a $67.6 million non-cash impairment charge, which resulted in a tax benefit of $24.9 million, associated with our U.S. lottery systems reporting unit. This impairment charge does not impact our compliance with our debt covenants. For additional information, refer to "Management's Discussion and Analysis of Financial Condition and Results of Operations---Critical Accounting Estimates---Valuation of investments, long-lived and intangible assets and goodwill" and Note 9 (Intangible Assets, net and Goodwill).
We were the exclusive instant game validation network provider to the CSL under an agreement that expired in January 2016 and was not renewed or extended. We have seen a decline in our instant lottery game validation revenue and the instant game printing revenue of CSG, our printing joint venture in China, as CSL's retail sales of instant games have declined, which we believe is due in part to competition from other wagering products. We are currently seeking opportunities to continue providing our value-added services to the CSL, as well as additional business development opportunities to help replace our revenue and profit relating to our China lottery business following the expiration of the CSL agreement. Until we are able to increase our revenue and profits from these other opportunities, or to the extent we are not able to do so, our operating results relating to our China lottery business will be adversely affected.
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

Based on third-party data, retail sales of our U.S. lottery customers' draw games decreased 1.7% for the year ended December 31, 2015 compared to the prior-year period. Retail sales of instant games in Italy decreased 4.2% for the year ended December 31, 2015 compared to the prior-year period. Our U.S. customers' total instant games retail sales increased 7.8% for the year ended December 31, 2015 compared to the prior-year period, driven by strong performance in those states where we provide instant game product management services.

Results of Operations and Key Performance Indicators for Lottery

(in millions)	Years ended December 31,			Variance
	2015	2014	2013	2015 vs 2014		2014 vs 2013
Revenue:
Services	$185.5	$201.4	$203.2	$(15.9)	(8)%	$(1.8)	(1)%
Product sales	45.7	101.1	71.2	(55.4)	(55)%	29.9	42%
Instant games	544.0	533.0	516.0	11.0	2%	17.0	3%
Total revenue	775.2	835.5	790.4	(60.3)	(7)%	45.1	6%
Operating expenses:
Cost of services (1)	109.8	120.8	113.8	(11.0)	(9)%	7.0	6%
Cost of product sales (1)	35.3	78.8	47.1	(43.5)	(55)%	31.7	67%
Cost of instant games sales (1)	325.9	291.4	285.1	34.5	12%	6.3	2%
Selling, general and administrative	67.0	73.3	70.7	(6.3)	(9)%	2.6	4%
Research and development	6.3	4.6	5.5	1.7	37%	(0.9)	(16)%
Employee termination and restructuring	0.2	3.5	5.1	(3.3)	(94)%	(1.6)	(31)%
Depreciation and amortization	95.9	97.1	94.5	(1.2)	(1)%	2.6	3%
Goodwill impairment	67.6	—	—	67.6	n/m	—	—
Operating income	$67.2	$166.0	$168.6	$(98.8)	(60)%	$(2.6)	(2)%

Earnings (loss) from equity investments	$13.4	$(10.9)	$13.6	$24.3	n/m	$(24.5)	n/m

Key Performance Indicators:
Instant games by revenue type:
Participation contracts	$285.5	$277.0	$254.7	$8.5	3%	$22.3	9%
Price-per-unit contracts	197.5	199.9	202.5	(2.4)	(1)%	(2.6)	(1)%
Licensing and player loyalty	61.0	56.1	58.8	4.9	9%	(2.7)	(5)%
Total instant games revenue	$544.0	$533.0	$516.0	$11.0	2%	$17.0	3%

Retail sales of instant games of U.S. instant game customers	$41,793	$38,792	$36,747	$3,001	8%	$2,045	6%

Retail sales of U.S. lottery system customers	$8,256	$8,398	$8,558	$(142)	(2)%	$(160)	(2)%

Italy retail sales of instant games (in Euros)	€9,063	€9,442	€9,612	€(379)	(4)%	€(170)	(2)%
________________________________________________________________________________________________________________________________

(1)	Exclusive of D&A.
n/m - not meaningful
Year Ended December 31, 2015 Compared to Year Ended December 31, 2014
Revenue
Total revenue decreased by $60.3 million reflecting $55.4 million in lower U.S. and international product sales of hardware and software due to lower demand and a lower level of requests for bids by international lotteries as compared to the prior year, a decline in service revenue due to lower instant lottery game validation revenue from the CSL and lower services revenue from U.S. customers due to lower retail sales and unfavorable contract revisions. This was partially offset by $11.0 million in higher instant game revenues in 2015. Lottery revenues also reflect an unfavorable foreign currency translation impact on revenue of $31.8 million.
Services revenue decreased by $15.9 million in 2015, primarily due to a decline in instant lottery game validation revenue from the CSL and lower revenue from U.S. customers, reflecting lower retail sales and unfavorable contract revisions. Services revenue also reflected an unfavorable foreign currency translation impact of $5.8 million. The $55.4 million decrease in product sales revenue primarily reflected lower U.S. and international sales of hardware and software due to lower demand and a lower level of requests for bids by international lotteries as compared to the prior year. Product sales revenue is inclusive of an unfavorable foreign currency translation impact of $12.3 million. The $11.0 million increase in instant games revenue reflected higher revenue from our U.S. and international Participation contracts driven by an increase in retail sales and conversions from price-per-unit contracts to Participation contracts and higher revenue from our international price-per-unit contracts due primarily to new customers and the mix of orders. This was partially offset by lower revenue from our U.S. price-per-unit contracts due to conversions to Participation contracts. Instant game revenue also reflected an unfavorable foreign currency translation impact of $13.7 million.
Operating Income
Operating income decreased by $98.8 million in 2015, primarily due to a $67.6 million non-cash impairment charge to write off the recorded amount of our U.S. lottery systems reporting unit goodwill, $35.5 million charge related to other asset impairments and certain cancellation costs included in cost of instant games sales and $11.9 million in accelerated D&A of property and equipment, partially offset by a more favorable mix of business and lower SG&A.
Earnings from equity investments
The increase in earnings from equity investments of $24.3 million was primarily due to the non-recurrence of the $19.7 million non-cash impairment charge we recorded during the year ended December 31, 2014 to write down our Northstar Illinois equity investment coupled with higher performance of equity investments.

Year Ended December 31, 2014 Compared to Year Ended December 31, 2013

Revenue
Services revenue decreased $1.8 million primarily due to a decline in instant lottery game validation revenue from the CSL and lower revenue from U.S. customers, reflecting lower retail sales and unfavorable contract revisions. The decrease in services revenue was partially offset by our international operations from an increase in sports betting services in our international operations. Services revenue also reflected favorable foreign currency translation of $0.6 million. The $29.9 million increase in product sales revenue primarily reflected higher international sales of hardware and software of $24.7 million and higher U.S. hardware and software sales of $6.0 million. The $17.0 million increase in instant games revenue reflected higher revenue of $22.3 million from our U.S. and international Participation contracts driven by an increase in retail sales partially offset by lower revenue of $2.6 million from our price-per-unit contracts due to unfavorable contract revisions, the mix of orders, a reduction in revenue from the closing of our Mexico business and lower revenue of $2.7 million from our licensing and player loyalty programs. Instant game revenue also reflected an unfavorable foreign currency translation of $1.5 million.
Operating Income
Operating income decreased primarily due to an increase in D&A and SG&A and a less profitable mix of services revenue, partially offset by a higher and more profitable mix of instant game revenue and a decrease in employee termination and restructuring charges. These changes reflected the impact of the reorganization of our instant lottery game operations in Mexico in 2013.
Earnings from equity investments
The decrease in earnings from equity investments of $24.5 million was primarily due to a $19.7 million non-cash impairment charge we recorded during the year ended December 31, 2014 to write down our Northstar Illinois equity investment, and lower earnings from our other equity investments, primarily LNS and CSG, coupled with an unfavorable foreign currency translation impact. The decrease in earnings from LNS was driven by declines in retail sales in Italy and the decline in earnings from CSG was driven by declines in the CSL's retail sales of instant games.

INTERACTIVE

Within our Interactive segment, we generate revenue from the provision of Interactive gaming products and services available via desktop and mobile devices for social gaming, RMG and SG Universe, the Company’s interactive product suite for land-based casinos. This revenue is included in services revenue in our Consolidated Statements of Operations and Comprehensive Loss.
In our social gaming business, we generate revenue from the sale of virtual coins or chips, which players can use to play (i.e., spin in the case of slot games, bet in the case of poker) our WMS, Bally, Barcrest and SHFL branded slot games, Dragonplay branded slot and poker games or third-party branded slot games. In our RMG business, we provide game content to real-money online casino operators, primarily in Europe. We host the play of our game content on our centrally-located servers (often referred to as remote game servers) that are integrated with the online casino operators’ websites. We typically earn a percentage of the operator’s net gaming revenue generated by the games we host.
Our SG Universe service features multiple platforms, including Mobile ConciergeTM, Play4FunTM and VenueBetTM which empower land-based casinos to increase engagement with their players at home, on-the-go, and during each visit to the casino floor. The Mobile Concierge platform provides casinos with the ability to customize marketing to players while giving players access to their loyalty reward credits and the ability to make on-property reservations. The Play4Fun network allows land-based casinos to provide their players with the ability to play free versions of web-based and mobile slot and table games. The VenueBet platform allows players to play their favorite casino games for real money on their mobile devices while anywhere on the casino property. Although we have limited installations at this time, we expect to increase placements as regulators amend their regulations to permit such wagering.

We believe that our Interactive gaming business will continue to provide growth opportunities in 2016. In addition, we anticipate that the percentage of Interactive revenue from mobile gaming will continue to grow.

Current Year Update

In early 2015, we launched Quick Hit Slots, bringing premium Bally branded slots content to the social gaming space for the first time. During the second quarter of 2015, we expanded our social gaming presence with the launch of Hot Shot Casino, the first social site containing Bally, WMS and Barcrest content.
In May 2015, we signed a contract to launch a suite of social gaming products at four Penn National properties. Deployment at these properties began in the second quarter of 2015 and is expected to conclude in the first quarter of 2016.
During 2015, we continued to expand our interactive RMG business by launching RMG products with 31 new online casino operators. We also signed 31 new contracts, including contracts with Four Winds Casino, Turning Stone Casino and Mohegan Tribal Gaming, for our SG Universe product suite, increasing our total to 34 contracts representing over 55 land based casinos. In addition, we launched 18 new customers on our Play4Fun platform.
Results of Operations and Key Performance Indicators for Interactive
The results for 2015 included below reflect the results of operations for Bally and WMS for the full period. The results for 2014 included below reflect the results of operations for Bally for the 40 days following the closing of the Bally acquisition on November 21, 2014 and the results of operations for WMS for the full period. The results for 2013 included below reflect the results of operations for WMS for the 74 days following the closing of the WMS acquisition on October 18, 2013 and exclude the results of operations of Bally.

(in millions)	Years ended December 31,			Variance
	2015	2014	2013	2015 vs 2014		2014 vs 2013
Revenue:
Services	$210.0	$144.5	$30.0	$65.5	45%	$114.5	382%
Total revenue	210.0	144.5	30.0	65.5	45%	114.5	382%
Operating expenses:
Cost of services (1)	72.8	51.9	11.4	20.9	40%	40.5	355%
Selling, general and administrative	66.3	57.3	10.1	9.0	16%	47.2	467%
Research and development	22.7	13.7	3.1	9.0	66%	10.6	342%
Employee termination and restructuring	1.5	7.1	1.9	(5.6)	(79)%	5.2	274%
Depreciation and amortization	19.6	13.3	2.7	6.3	47%	10.6	393%
Operating income	$27.1	$1.2	$0.8	$25.9	2,158%	$0.4	50%

Key Performance Indicators:
Social gaming:
Average MAU (2)	7.7	5.6	4.2	2.1	38%	1.4	33%
Average DAU (3)	2.2	1.5	1.2	0.7	47%	0.3	25%
ARPDAU (4)	$0.21	$0.22	$0.26	$(0.01)	(5)%	$(0.04)	(15)%
___________________________________________________________________________________________________________________________

(1)	Exclusive of D&A.

(2)	MAU = Monthly Active Users, a count of unique visitors to our sites during a month.

(3)	DAU = Daily Active Users, a count of unique visitors to our sites during a day.

(4)	ARPDAU = Average revenue per DAU is calculated by dividing revenue for a period by the DAU for the period by the number of days for the period.
Year Ended December 31, 2015 Compared to Year Ended December 31, 2014
Revenue
The $65.5 million increase in services revenue reflects incremental revenue from Bally of $31.6 million (including a full year of results as compared to 40 days in 2014). Total services revenue reflects 47% growth in the average DAU and $16.4 million growth in RMG revenue. Bally had $2.9 million of revenue for the 40-day post-acquisition period in 2014.
Operating Income
The $25.9 million increase in operating income reflects greater profitability as a result of revenue growth, a reduction in employee termination and restructuring costs and cost synergies resulting from our integration efforts
Year Ended December 31, 2014 Compared to Year Ended December 31, 2013
Revenue
The $114.5 million increase in services revenue reflects revenue from WMS of $113.3 million (including a full year of results as compared to 74 days in 2013), 25% growth in the average DAU, and the inclusion of $2.9 million of revenue from Bally for the 40-day post-acquisition period, partially offset by a 15% reduction in average ARPDAU.
Operating Income
The increase in operating income reflects a full year of WMS operating income (as compared to 74 days in 2013) and greater profitability from the growth in revenue, partially offset by a $3.1 million operating loss from Bally for the 40-day post-acquisition period.
RECENTLY ISSUED ACCOUNTING GUIDANCE
For a description of recently issued accounting pronouncements, see Note 1 (Description of the Business and Summary of Significant Accounting Policies).

CRITICAL ACCOUNTING ESTIMATES
In preparing our consolidated financial statements in accordance with U.S. GAAP, we are required to make estimates, assumptions and judgments that can have a significant impact on our revenue, operating income or loss and net income or loss, as well as on the value of certain assets and liabilities on our balance sheet. Accounting estimates and assumptions discussed in this section are those that we consider to be the most critical to an understanding of our financial statements because they involve significant judgments and uncertainties. Some of these estimates include determining fair value. All of these estimates reflect our best judgment about current, and for some estimates future, economic and market conditions and their effects based on information available as of the date of these financial statements. If these conditions change from those expected, it is reasonably possible that the judgments and estimates described below could change, which may result in future impairments of investments, long-lived assets and finite-lived intangible assets, goodwill and other indefinite-lived intangible assets, incremental losses on receivables, increases in reserves for contingencies, establishment of valuation allowances on deferred tax assets and increased tax liabilities, among other effects.
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
We believe the following critical accounting policies govern the more significant judgments and estimates used in the preparation of our financial statements.
Revenue recognition
We evaluate the recognition of revenue based on the criteria set forth in the following accounting guidance: ASC 605, Revenue Recognition ("ASC 605") and ASC 985, Software ("ASC 985"). See Note 1 (Description of the Business and Summary of Significant Accounting Policies) for a description of our revenue recognition policy for our revenue streams by business segment.
Judgment is often required to determine whether an arrangement consists of multiple deliverables in accordance with ASU No. 2009-13, whether the delivered item has value to the customer on a standalone basis and, if applicable, management’s estimated selling price used to allocate the arrangement fee to each deliverable. The fair value of the undelivered elements is deferred and the remaining portion is allocated to the delivered item and is recognized as revenue. Such determination affects the timing of revenue recognition. We evaluate the primary use and functionality of each deliverable in determining whether a delivered item has standalone value and qualifies as a separate unit of accounting.
Judgment is required to determine whether there is sufficient history to prove reasonable assurance of collectability and whether pricing is fixed or determinable in accordance with ASC 605. We have determined that gaming machine sales with extended payment term arrangements with original periods of 36 months or less qualify for revenue recognition at time of sale. Other factors considered include the nature of our customers, our historical collection experience with the specific customer, the terms of the arrangement and the nature of the product being sold. Our annual determination is based on our history of collecting amounts due under such arrangements, the lack of concessions given to collect amounts owed under such arrangements, including any refinancing arrangements, and the low risk of technological obsolescence, as our product life significantly exceeds the payment terms. Our product sales contracts do not include specific performance, cancellation, termination or refund-type provisions.
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
Notes Receivable

Losses on notes receivable are recognized when they are incurred, which requires us to make our best estimate of probable losses inherent in the portfolio of notes receivable. The method for calculating the best estimate of losses depends on the size, type and risk characteristics of the receivable. Such an estimate requires consideration of historical loss experience, adjusted for current conditions, and judgments about the probable effects of relevant observable data, including present economic conditions such as delinquency rates, financial health of specific customers and market sectors, collateral values, and the present and expected future levels of interest rates. The underlying assumptions, estimates and assessments we use to provide for losses are updated periodically to reflect our view of current conditions, which can result in changes to our assumptions. Changes in such estimates can significantly affect the allowance for doubtful accounts. It is possible that we will experience credit losses that are different from our current estimates. Write-offs in our portfolio can also reflect both losses that are incurred subsequent to the beginning of a fiscal year and information becoming available during that fiscal year that may identify further deterioration or exposures existing prior to the beginning of that fiscal year, and for which reserves could not have been previously recognized. Our risk management process includes standards and policies for reviewing major risk exposures and concentrations, and we evaluate relevant data either for individual loans or financing leases, or on a portfolio basis, as appropriate. We had a total of $219.0 million in Notes Receivables, net on our Consolidated Balance Sheet at December 31, 2015. See Note 6 (Accounts Receivable, Notes Receivable, Allowance for Doubtful Accounts and Bad Debt).
Valuation of equity investments, long-lived and intangible assets and goodwill
We review our equity method investments for impairment and assess the recoverability of long-lived assets and intangible assets with finite lives whenever events or changes in circumstances indicate that the carrying amount of the asset may be impaired or may not be recoverable. We review goodwill and other indefinite-lived intangible assets for impairment annually or more frequently if events or changes in circumstances indicate that it is more likely than not that the fair value is less than its carrying amount. Factors we consider important that could trigger an impairment review of our long-lived and intangible assets or goodwill include:

•	significant under-performance relative to historical performance or projected future operating results;

•	significant changes in the manner of use of the assets or the strategy of our overall business;

•	significant adverse changes in the legality of our business ventures or the business climate in which we operate; and

•	loss of a significant customer.
The estimates utilized in determining the fair value of equity investments, long-lived and intangible assets and goodwill are described below:
Equity Investments
An equity investment is impaired only if the estimate of the fair value of the investment is less than the carrying amount of the investment, and such decline in value is deemed to be other than temporary. To measure the potential impairment of an equity investment, we estimate the fair value of the investment using both a discounted cash flow analysis and a market approach. If the fair value is less than the carrying amount of the equity investment, we then consider a number of factors to determine if the impairment is other than temporary, including the estimated duration of the impairment, the financial condition of the entity and our intent to hold the equity investment in the entity. If an impairment exists, the amount is measured as the excess of the carrying amount of the equity investment over the fair value of the equity investment. Significant judgment is required in the forecasting of future operating results, which are used in the preparation of projected cash flows. Any significant adverse changes in key assumptions, including discount rate and selected market comparables, or adverse changes in economic and market conditions may cause a change in the estimation of fair value and could result in an impairment charge that could be material to our financial statements. We had a total of $228.5 million in equity investments on our Consolidated Balance Sheet at December 31, 2015. See Note 1 (Description of the Business and Summary of Significant Accounting Policies) and Note 11 (Equity Investments).
Long-lived assets and finite lived intangible assets

We evaluate the recoverability of acquired intangible assets and other long-lived assets that have finite useful lives by comparing the carrying amount of the asset group to the future undiscounted cash flows that we expect the asset to generate. If an impairment is indicated, the amount of the impairment is measured as the amount by which the carrying amount of the asset exceeds the fair market value. Fair value is determined utilizing a discounted cash flow approach where projections of future cash flows generated by those assets are discounted using an estimated discount rate. Significant judgment is required to estimate the amount and timing of future cash flows and the relative risk of achieving those cash flows. We also make judgments about the remaining useful lives of acquired intangible assets and other long-lived assets that have finite lives. While we believe our estimates of future operating results and projected cash flows are reasonable, any significant adverse changes in key assumptions or adverse changes in economic and market conditions may cause a change in our evaluation of recoverability or our estimation of fair value and could result in an impairment charge that could be material to our financial statements. Assets held for sale are reported at the lower of the carrying amount or fair market value, less expected costs to sell.
Goodwill and other indefinite lived intangible assets
We conduct impairment tests of goodwill annually in the fourth quarter of each fiscal year, or more frequently if events or changes in circumstances indicate that it is more likely than not that the fair value of a reporting unit is less than its carrying amount as set forth in ASC 350, “Intangibles - Goodwill and Other” (“ASC 350”). We test goodwill for impairment at the reporting unit level, which is an operating segment or one level below an operating segment, referred to as a component. A component of an operating segment is a reporting unit if the component constitutes a business for which discrete financial information is available and segment management regularly reviews the operating results of that component. However, two or more components of an operating segment can be aggregated and deemed a single reporting unit if the components have similar economic characteristics. The amount of goodwill recorded in a business combination that is assigned to one or more reporting units as of the acquisition date is the excess of the purchase price of the acquired businesses (or portion thereof) included in the reporting unit over the fair value assigned to the individual assets acquired or liabilities assumed in the reporting unit. Goodwill is assigned to the reporting unit(s) expected to benefit from the synergies of the combination even though other assets or liabilities of the acquired entity may not be assigned to that reporting unit.
We test goodwill for impairment by comparing the carrying amount of each reporting unit to its fair value using a quantitative two-step impairment test. If the fair value of the reporting unit is greater than its carrying amount, goodwill is not considered impaired. In the event that the fair value of the reporting unit is less than its carrying amount, the amount of the impairment loss, if any, will be measured by comparing the implied fair value of goodwill to its carrying amount. If the carrying amount of the reporting unit goodwill exceeds its implied fair value, such excess is recorded as an impairment charge. To determine the fair value of each of our reporting units, we apply a number of methodologies consistent with our historical approach, including the income approach based on a discounted cash flow analysis and the market approach using implied public and private multiples. Specifically, we applied multiples based on where comparable companies publicly trade and relevant historical acquisition transactions. In arriving at a valuation of our reporting units, we considered each approach and weighted the results based on the relative applicability to each reporting unit. Our discounted cash flow analysis is based on the present value of two components: the sum of our projected cash flows; and a terminal value assuming a perpetual growth rate of up to 3%. The cash flow estimates are derived from our budget and long-term forecasts prepared for each reporting unit, considering historical results, anticipated future performance and capital expenditures. The estimate of a reporting unit's fair value requires the use of several assumptions and estimates regarding the reporting unit's future cash flows, growth rates, market comparables, perpetual growth rates and weighted average cost of capital, among others. Significant judgment is required in the forecasting of future operating results, which are used in the preparation of projected cash flows. Any significant adverse changes in key assumptions about these businesses and their prospects, such as changes in our strategy or products, the loss of key customers, changes in regulatory licensing or adverse changes in economic and market conditions may cause a change in our estimation of the fair value of our reporting units and may result in an impairment charge that could be material to our financial statements.
The discount rates used to determine the present value of future cash flows were based on a weighted average cost of capital analysis utilizing a beta that is derived from the same group of comparable companies used in our market approach analysis. In addition, we gave consideration in the calculation of the weighted average cost of capital for the size and specific industry risks of each of our reporting units, as well as for the specific risks of the Company. As a result of the weighted average cost of capital calculations, our discount rate used for each reporting unit ranged from 8% to 12.5% for 2015. Finally, we compared our estimated fair values to our October 1, 2015 total enterprise value and assessed the implied control premium. Based on the foregoing, we concluded that the estimated fair values determined under the combination of income and market approaches are reasonable as of our testing date of October 1, 2015.
We regularly review our segment reporting for alignment with our strategic goals and operational structure as well as for evaluation of business performance and allocation of resources by our Chief Operating Decision Maker. We reviewed our operating segments in accordance with ASC 350 to determine if additional reporting units exist within our operating segments based on the availability of discrete financial information that is regularly reviewed by segment management. We determined that we have eight reporting units as of our October 1, 2015 goodwill impairment test date: instant products; U.S. lottery systems; international lottery systems; SG gaming; legacy U.K. gaming; casino management systems; table products; and interactive. There were no subsequent changes to this determination through December 31, 2015. These are the same reporting units that we determined at December 31, 2014.
During 2015, we recorded a $935.0 million impairment charge with no tax benefit to reduce the carrying amount of our SG gaming reporting unit goodwill to its implied fair value. This goodwill impairment charge reflects a $400.0 million revision to the $535.0 million charge previously disclosed in our Quarterly Report on Form 10-Q for the period ended

September 30, 2015. We also recorded a $67.6 million non-cash impairment charge, which resulted in a tax benefit of $24.9 million, to write off the recorded amount of our U.S. lottery systems reporting unit goodwill. Refer to Note 9 (Intangible Assets, net and Goodwill) and Note 25 (Selected Quarterly Financial Data, Unaudited) for additional information on these charges.

During the fourth quarter of 2015, we changed the date of our annual impairment test of goodwill from December 31 to October 1 of each fiscal year. Refer to Note 1 (Description of the Business and Summary of Significant Accounting Policies) for additional information with respect to this change.
Our annual impairment tests as of October 1, 2015 produced estimated fair values substantially in excess of their carrying amounts for each of our instant products, international lottery systems, casino management systems, table products and interactive reporting units, which we, based on our judgment, defined as 20% or greater fair value in excess of carrying amount. Although the estimated fair value of our legacy U.K. gaming reporting unit was in excess of its carrying amount, a decrease in the fair value of more than 17% could potentially result in an impairment of goodwill. Additionally, future declines in the fair value of our SG gaming reporting unit could result in additional goodwill impairment charges.
The allocation of goodwill to each reporting unit as of December 31, 2015 was as follows:
(U.S. dollars in millions)

Reporting Unit	Instant Products	U.S. Lottery Systems	International Lottery Systems	SG Gaming	Legacy U.K. Gaming	Casino Management Systems	Table Products	Interactive	Total
Goodwill	$329.5	$—	$88.4	$1,084.6	$209.7	$557.0	$634.6	$109.9	$3,013.7

For a reconciliation of changes in the carrying amount of goodwill by business segment, see Note 9 (Intangible Assets, net and Goodwill).
We conduct impairment tests of our indefinite-lived assets annually in the fourth quarter of each fiscal year, or more frequently if events or changes in circumstances indicate that it is more likely than not that the fair value of an indefinite-lived asset is less than its carrying amount or when circumstances no longer continue to support an indefinite useful life. We estimate the fair value of our indefinite-lived assets using the relief-from-royalty method, which uses several significant assumptions, including an assumed royalty rate, revenue projections that consider historical and estimated future results and general economic and market conditions, as well as the impact of planned business and operational strategies. If the indicated fair value of the indefinite-lived asset is in excess of its carrying amount, the asset is not considered impaired. In the event that the fair value of the indefinite-lived asset is less than its carrying amount, the difference is recorded as an impairment charge.

During the second quarter of 2015, as a result of an interim review of indefinite-lived assets, we recorded a non-cash impairment charge of $25.0 million, with a $9.5 million tax benefit to reduce the carrying amount of one of our trade name assets to its fair value. This impairment is included in D&A in our Consolidated Statements of Operations and Comprehensive Loss for the year ended December 31, 2015.

During the third quarter of 2015, we determined that circumstances no longer continued to support an indefinite useful life for certain of our indefinite-lived trade name assets in our Gaming business segment and conducted an impairment test as required by ASC 350. Based on the estimated fair value of the trade name assets, we recorded a non-cash impairment charge of $103.6 million, with a $38.8 million tax benefit during the third quarter of 2015. This impairment is included in D&A in our Consolidated Statements of Operations and Comprehensive Loss for the year ended December 31, 2015. The change in useful life determination was treated as a change in estimate with the new $97.5 million carrying amount of the trade name assets being amortized on a straight-line basis over a fifteen-year period beginning in the fourth quarter of 2015, which materially approximates the expected pattern of use over the remaining useful life. The fifteen-year estimated useful life is a matter of management judgment, which we believe materially represents the period over which the trade name assets will contribute to the future cash flows of the Gaming business segment and is consistent with our policies for assigning useful lives as disclosed in Note 1 (Description of the Business and Summary of Significant Accounting Policies).
Income Taxes and Deferred Income Taxes
Income taxes are determined using the liability method of accounting for income taxes. The Company's tax expense includes U.S. and international income taxes but excludes the provision for U.S. taxes on undistributed earnings of certain international subsidiaries deemed to be permanently invested.

The Company applies a recognition threshold and measurement attribute for the financial statement recognition and measurement of tax positions taken or expected to be taken in a tax return. Current accounting guidance allows the recognition of only those income tax positions that have a greater than 50 percent likelihood of being sustained upon examination by the taxing authorities. While we believe we have adequately provided for our uncertain tax positions, amounts asserted by taxing authorities could vary from our liability for uncertain tax positions. Accordingly, additional provisions for tax-related matters, including interest and penalties, could be recorded in income tax expense in the period revised estimates are made or the underlying matters are settled or otherwise resolved. The Company operates within multiple taxing jurisdictions and in the normal course of business its tax returns are examined in various jurisdictions. The reversal of the accruals for uncertain tax positions is recorded when examinations are effectively settled, statutes of limitation are closed or tax laws are changed.
Certain items of income and expense are not reported in tax returns and financial statements in the same year. The tax effect of such temporary differences is reported as deferred income taxes. Accounting guidance for income taxes requires that the future realization of deferred tax assets depends on the existence of sufficient taxable income. Possible sources of taxable income include taxable income in carryback periods, the future reversal of existing taxable temporary differences recorded as a deferred tax liability, tax-planning strategies that generate future income or gains in excess of anticipated losses in the carryforward period and projected future taxable income.
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
At December 31, 2015 and 2014, we had valuation allowances of $46.8 million and $58.1 million, respectively, related to the U.S. net deferred tax assets. Based on our projections as to the reversal of certain U.S. deferred tax liabilities, we expect that an additional valuation allowance will likely be required in 2016. It is not practicable at this time to estimate the amount of the 2016 change in the valuation allowance as the change in the U.S deferred tax assets related to the U.S. tax net operating losses is not known.
Business Combinations
We account for our business combinations under the acquisition method of accounting. The total cost of acquisitions is first allocated to the underlying identifiable net tangible and intangible assets and liabilities assumed based on their respective estimated fair values at the acquisition date. Goodwill is then calculated as the excess of the purchase price over the net amount of the fair value of the assets acquired and the liabilities assumed. This method also permits us to refine these estimates generally over a one-year measurement period to reflect new information obtained about facts and circumstances that existed as of the acquisition date that, if known, would have affected the measurement of the amounts recognized as of that date. If we are required to retroactively adjust provisional amounts that we have recorded for the fair values of assets and liabilities in connection with acquisitions, these adjustments could materially decrease our operating income and net income and result in lower asset values on our balance sheet. We currently have no open measurement periods related to our recent acquisitions.
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
If the subsequent actual results and updated projections of the underlying business activity change compared with the assumptions and projections used to develop these values, we could record impairment charges. In addition, we have estimated the economic lives of certain acquired assets and these lives are used to calculate D&A expense. If our estimates of the economic lives change, D&A expenses could be accelerated or slowed. During the year ended December 31, 2015, and as more fully described in Note 9 (Intangible Assets, net and Goodwill) and Note 25 (Selected Quarterly Financial Data, Unaudited), we recorded a $935.0 million non-cash goodwill impairment charge related to our SG gaming reporting unit and a $67.6 million non-cash goodwill impairment charge related to our U.S. lottery systems reporting unit.
Legal Contingencies
We are subject to certain legal proceedings, as well as demands, claims and threatened litigation that arise in the normal course of our business. We review the status of each significant matter quarterly and assess our potential financial exposure. If the potential loss from any claim or legal proceeding is considered probable and the amount can be reasonably estimated, we record a liability and an expense for the estimated loss. If we determine that a loss is reasonably possible and the range of the loss can be reasonably estimated, then we disclose the range of the possible loss. Significant judgment is required in the determination of whether a potential loss is probable, reasonably possible, or remote as well as in the determination of whether a potential exposure is reasonably estimable. Our accruals are based on the best information available at the time. As additional information becomes available, we reassess the potential liability related to our pending claims and litigation and may revise our estimates. Potential legal liabilities and the revision of estimates of potential legal liabilities could have a material impact on our results of operations, cash flows and financial position.

LIQUIDITY, CAPITAL SOURCES AND WORKING CAPITAL
Sources of Liquidity
As of December 31, 2015, our principal sources of liquidity, other than cash flows provided by operating activities, were cash and cash equivalents and amounts available under our revolving credit facility discussed below under "Credit Agreement and Other Debt."
As of December 31, 2015, our available cash and cash equivalents and borrowing capacity totaled $583.0 million including cash and cash equivalents of $128.7 million and availability of $454.3 million under our revolving credit facility, compared to $513.4 million as of December 31, 2014 including cash and cash equivalents of $171.8 million and availability of $341.6 million under our revolving credit facility. We had $95.0 million in borrowings outstanding and $43.3 million of letters of credit outstanding under our revolving credit facility as of December 31, 2015, which reduces our capacity to borrow under our revolving credit facility. The amount of our available cash and cash equivalents fluctuates principally based on borrowings or repayments under our credit facilities, investments, acquisitions and changes in our working capital position. The borrowing capacity under our revolving credit facility will depend on the amount of outstanding borrowings and letters of credit issued and will also depend on us remaining in compliance with the covenants under our credit agreement, including a maintenance covenant based on consolidated net first lien leverage. We were in compliance with the covenants under our credit agreement as of December 31, 2015.
We believe that our cash flow from operations, available cash and cash equivalents and available borrowing capacity under our existing or anticipated financing arrangements will be sufficient to meet our liquidity needs for the foreseeable future; however, there can be no assurance that this will be the case. For example, our Lottery contracts are periodically subject to renewal or re-bid and there can be no assurance that we will be successful in sustaining our cash flow from operations if our contracts are not renewed or replaced or are renewed on less favorable terms, or if we are unable to enter into new contracts. We believe that substantially all cash held outside the U.S. is free from legal encumbrances or similar restrictions that would prevent it from being available to meet our global liquidity needs.
Total cash held by our foreign subsidiaries was $80.8 million as of December 31, 2015. To the extent that a portion of our foreign cash was required to meet liquidity needs in the U.S. (which we do not currently anticipate), we might incur a tax liability to repatriate it, the timing and amount of which would depend on a variety of factors. A significant amount of the cash held by our foreign subsidiaries as of December 31, 2015 could be transferred to the U.S. as intercompany loan repayments or tax-free basis reductions.
Our gaming Participation and lottery systems businesses generally require significant upfront capital expenditures. In connection with a renewal or bid of a gaming machine or lottery systems contract, a customer may seek to obtain new equipment or impose new service requirements, which may require additional capital expenditures in order to retain or win the contract. Our ability to generate revenue and to continue to procure new contracts will depend on, among other things, our then present liquidity levels or our ability to obtain additional financing on commercially reasonable terms. If we do not have adequate liquidity or are unable to obtain financing for these upfront cash payments on favorable terms or at all, we may not be able to bid on certain contracts, which could restrict our ability to grow and have a material adverse effect on our results of operations, cash flows and financial condition. Our ability to make payments on and to refinance our indebtedness and other obligations depends on our ability to generate cash in the future. We may also, from time to time, repurchase, or otherwise retire or refinance our debt, through our subsidiaries or otherwise. Such activities, if any, will depend on prevailing market conditions, contractual restrictions and other factors, and the amounts involved may or may not be material. If we need to refinance all or part of our indebtedness at or before maturity, there can be no assurance that we will be able to obtain new financing or to refinance any of our indebtedness on commercially reasonable terms or at all. In the event we pursue significant acquisitions or other expansion opportunities, conduct significant repurchases of our outstanding securities, or refinance or repay existing debt, we may need to raise additional capital either through the public or private issuance of equity or debt securities or through additional borrowings under our existing financing arrangements, which sources of funds may not necessarily be available on terms acceptable to us, if at all.
In addition, lottery customers in the U.S. generally require service providers to provide performance bonds in connection with the relevant contract. As of December 31, 2015, our outstanding performance bonds totaled $205.2 million. Our ability to obtain performance bonds on commercially reasonable terms is subject to our financial condition and to prevailing market conditions, which may be impacted by economic and political events. Although we have not experienced difficulty in obtaining such bonds to date, there can be no assurance that we will continue to be able to obtain performance bonds on commercially reasonable terms or at all.

Cash Flow Summary—A Three Year Comparative

(U.S. dollars in millions)	Years ended December 31,			Variance
	2015	2014	2013	2015 vs 2014	2014 vs 2013
Net cash provided by operating activities	$414.2	$203.5	$171.2	$210.7	$32.3
Net cash used in investing activities	(263.8)	(3,332.9)	(1,664.7)	3,069.1	(1,668.2)
Net cash (used in) provided by financing activities	(183.2)	3,157.4	1,538.7	(3,340.6)	1,618.7
Effect of exchange rates on cash and cash equivalents	(10.3)	(9.9)	(0.5)	(0.4)	(9.4)
(Decrease) increase in cash and cash equivalents	$(43.1)	$18.1	$44.7	$(61.2)	$(26.6)
Year Ended December 31, 2015 Compared to Year Ended December 31, 2014
Cash flows from operating activities
    Net cash provided by operating activities for the year ended December 31, 2015 increased $210.7 million over the prior year, reflecting the inclusion of a full year of results for Bally in 2015, as compared to 40 days in 2014. The increase in net cash provided by operating activities was primarily due to the increase in incremental net earnings after adjusting for non-cash items of $222.8 million and was partially offset by a decrease in working capital and other items.
Cash flows from investing activities
The decrease in net cash used in investing activities of $3,069.1 million for the year ended December 31, 2015 primarily reflected a decrease of $3,140.6 million in cash that was used to complete the Bally acquisition, net of cash acquired, and lower additions to equity method investments of $45.5 million. This was partially offset by an increase in capital expenditures of $85.3 million in 2015, reflecting the inclusion of a full year of results for Bally in 2015, as compared to 40 days in 2014, and the non-recurrence of $44.9 million in proceeds from the sale of our equity interests in Sportech in 2014.
Cash flows from financing activities
The decrease in net cash provided by financing activities of $3,340.6 million for the year ended December 31, 2015 was due to decrease in net borrowings of $3,536.5 million and an increase in the payment on license obligations of $26.9 million, partially offset by a decrease in the payment of deferred financing fees of $163.1 million in 2014, due primarily to the Bally acquisition, a decrease in contingent earnout payments of $12.7 million, a decrease in common stock repurchases of $29.5 million and a decrease in net redemptions of common stock of $17.8 million. We made payments on long-term debt of $141.3 million during the year ended December 31, 2015.
Year Ended December 31, 2014 Compared to Year Ended December 31, 2013
Cash flows from operating activities
    Net cash provided by operating activities for the year ended December 31, 2014 increased $32.3 million over the prior year reflecting favorable changes in current assets and liabilities of $115.5 million, net of effects of acquisitions, due primarily to the inclusion of WMS for a full year in 2014 as compared to 74 days in 2013 and the inclusion of Bally for the 40 days following the closing of the acquisition in 2014. Net cash provided by operating activities also increased $20.0 million compared to the prior year from losses on the early extinguishment of debt. These increases in net cash provided by operating activities were offset by an $87.7 million decrease in net earnings after adjustments for non-cash items, a $14.5 million gain on sale of an equity interest and a decrease in distributions received from our equity investments of $1.0 million.
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

Credit Agreement and Other Debt
As of December 31, 2015, the aggregate principal amount of our outstanding debt of $8,404.7 million was comprised of our revolving credit facility of $95.0 million, our term B-1 loans in the amount of $2,254.0 million and our term B-2 loans in the amount of $1,980.0 million outstanding under the credit agreement, $250.0 million in aggregate principal amount of our 2018 Notes, $300.0 million in aggregate principal amount of our 2020 Notes, $350.0 million in aggregate principal amount of our 2021 Notes, $950.0 million in aggregate principal amount of our 2022 Secured Notes, $2,200.0 million in aggregate principal amount of our 2022 Unsecured Notes and $25.7 million in capital leases related to our U.K. gaming operations. We use interest rate swap derivatives to diversify our debt portfolio between fixed and variable rate instruments. For additional information regarding our interest rate risk and interest rate hedging instruments, see "Quantitative and Qualitative Disclosures About Market Risk" in Item 7A of this Annual Report on Form 10-K.
In May 2015, SGI completed an exchange offer in which all of the unregistered 2021 Notes and unregistered Unsecured Notes were exchanged for a like amount of 2021 Notes and Unsecured Notes that were registered under the Securities Act.

For additional information regarding the terms of the 2021 Notes and Unsecured Notes, see Note 15 (Long-Term and Other Debt).

Off-Balance Sheet Arrangements
As of December 31, 2015, we did not have any significant off-balance sheet arrangements, as defined in Item 303(a)(4)(ii) of Regulation S-K.

Contractual Obligations
Our contractual obligations and commercial commitments principally include obligations associated with our outstanding indebtedness, contractual purchase obligations and future minimum operating lease obligations and other long-term liabilities as set forth in the table below as of December 31, 2015:

	Cash Payments Due By Period
	in millions
	Total	Within 1 Year	Within 2 - 3 Years	Within 4 - 5 Years	After 5 Years
Revolver, varying interest rate, due 2018 (1)	$95.0	$—	$95.0	$—	$—
Term Loan, varying interest rate, due 2020 (1)	2,254.0	23.0	46.0	2,185.0	—
Term Loan, varying interest rate, due 2021 (1)	1,980.0	20.0	40.0	40.0	1,880.0
2018 Notes (1)	250.0	—	250.0	—	—
2020 Notes (1)	300.0	—	—	300.0	—
2021 Notes (1)	350.0	—	—	—	350.0
Secured Notes (1)	950.0	—	—	—	950.0
Unsecured Notes (1)	2,200.0	—	—	—	2,200.0
Capital lease obligations, 3.9% interest as of December 31, 2015 payable monthly through 2019(1)	25.7	7.3	15.6	2.8	—
Interest expense (2)	3,644.4	605.6	1,194.4	1,118.1	726.3
License royalty minimum guarantees fees	160.3	41.8	63.7	54.8	—
Purchase obligations (3)	223.5	223.5	—	—	—
Operating leases (4)	91.2	27.1	34.0	17.0	13.1
Other liabilities (5)	48.8	12.0	5.6	6.9	24.3
Total contractual obligations	$12,572.9	$960.3	$1,744.3	$3,724.6	$6,143.7
________________________________________________________________________________________________________________________________

(1)	See Note 15 (Long-Term and Other Debt) for information regarding long-term and other debt.

(2)	Based on rates in effect on December 31, 2015.

(3)	Includes, among other contractual obligations, estimated obligations and/or capital commitments in connection with our Gaming and Lottery supply contracts.

(4)	See Note 14 (Leases) for information regarding our operating leases.

(5)	Includes certain other long term liabilities reflected in our Consolidated Balance Sheet as of December 31, 2015, including pension and employee termination and restructuring costs.

We may, from time to time, repurchase, or otherwise retire or refinance our debt, through our subsidiaries or otherwise. Such activities, if any, will depend on prevailing market conditions, contractual restrictions and other factors, and the amounts involved may or may not be material. If we need to refinance all or part of our indebtedness at or before maturity, there can be no assurance that we will be able to obtain new financing or to refinance any of our indebtedness on commercially reasonable terms or at all. In the event we pursue significant acquisitions or other expansion opportunities, conduct significant repurchases of our outstanding securities, or refinance or repay existing debt, we may need to raise additional capital either through the public or private issuance of equity or debt securities or through additional borrowings under our existing financing arrangements, which sources of funds may not necessarily be available on terms acceptable to us, if at all.

We periodically bid on new lottery systems contracts. Once awarded, these contracts generally require significant upfront capital expenditures for terminal assembly, customization of software, software and equipment installation and telecommunications configuration. Historically, we have funded these upfront costs through cash flows generated from operations, available cash on hand and borrowings under our credit facilities. Our ability to continue to commit to new contracts will depend on, among other things, our then present liquidity levels and/or our ability to borrow at commercially acceptable rates in order to finance the upfront costs. The actual level of capital expenditures will ultimately depend on the extent to which we are successful in winning new contracts. We also periodically elect to upgrade the technological capabilities of older gaming machines and replace gaming machines that have exhausted their useful lives. Servicing our installed gaming machines and terminal base requires us to maintain a supply of parts and accessories on hand. We are also typically required, contractually in some cases, to provide spare parts over an extended period of time, principally in connection with our systems, terminal and select gaming machine sale transactions. To meet our contractual obligations and maintain sufficient levels of on-

hand inventory to service our installed terminal and gaming machine base, we purchase inventory on an as-needed basis. We presently have no inventory purchase obligations other than in the ordinary course of business.
Under the terms of our strategic equity investments, we could be required to make additional capital contributions or shortfall payments. In December 2015, we contributed $2.7 million to Northstar New Jersey. During 2014, we contributed $17.8 million to Northstar Illinois primarily to fully fund our pro rata share of the shortfall payments for the lottery's fiscal year ended June 30, 2014. In September 2014, we contributed $3.7 million to Northstar New Jersey. During 2014, we contributed $40.3 million to ITL. We currently have no outstanding capital obligations to any of our equity investees. See Note 11 (Equity Investments) for further details about our equity method investments.
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
Interest Rate Risk
In the normal course of business, we are exposed to fluctuations in interest rates as we seek debt and equity capital to sustain our operations. All of our interest rate sensitive financial instruments are held for purposes other than trading purposes. As of December 31, 2015, approximately 48% of our debt was in fixed-rate instruments, although our $4,234.0 million of variable rate term loans have a LIBOR floor of 1% and with the actual three month LIBOR rate at that date of 0.61%, therefore this debt is essentially at a fixed rate until the LIBOR rate exceeds 1%.
We use interest rate swap derivatives to synthetically diversify our debt portfolio between fixed and variable rate instruments. In August 2013 and again in October 2013, we entered into forward starting interest rate swap contracts with an aggregate notional value of $700.0 million that became effective in April 2015 and mature in January 2018. The objective of the forward starting interest rate swap contracts, which are designated as cash flow hedges of the future interest payments, is to eliminate the variability of cash flows attributable to the LIBOR component of interest expense to be paid on our variable rate debt. See additional information about our derivatives in Note 16 (Fair Value Measurements).
The table below provides information about our financial instruments that are sensitive to changes in interest rates. The table presents principal cash flows (exclusive of the unamortized discount of $26.3 million and unamortized deferred financing costs of $171.4 million) and related weighted-average interest rates by expected maturity dates. See "Management's Discussion and Analysis of Financial Condition and Results of Operations—Liquidity, Capital Resources and Working Capital" in Item 7 of this Annual Report on Form 10-K for additional information about our financial instruments.
Principal Amount by Expected Maturity—Average Interest Rate
December 31, 2015
(U.S. dollars in millions)

	Twelve Months Ended December 31,
	2016	2017	2018	2019	2020	Thereafter	Total	FMV
Debt at fixed interest rates	$7.3	$7.6	$258.0	$2.8	$300.0	$3,500.0	$4,075.7	$2,975.1
Weighted-average interest rates	3.9%	3.9%	8.0%	3.9%	6.3%	8.8%	8.6%	—%
Debt at variable interest rates	$43.0	$43.0	$138.0	$43.0	$2,182.0	$1,880.0	$4,329.0	$3,956.5
Weighted-average interest rates	6.0%	6.0%	4.2%	6.0%	6.0%	6.0%	5.9%	—%

Foreign Currency Risk

We are also exposed to fluctuations in foreign currency exchange rates from our international transactions and because the financial results of our foreign subsidiaries are translated into U.S. dollars in consolidation. Assets and liabilities outside the United States are primarily located in Argentina, Australia, Austria, Canada, Chile, China, Germany, Greece, Ireland, Italy, Mexico, Peru, South Africa, Spain, Sweden and the U.K. Our investments in foreign subsidiaries with a functional currency other than the U.S. dollar are generally considered long-term investments. In addition, a significant portion of the cost attributable to our international operations is incurred in local currencies. Although we provide technology-based products, systems and services to gaming, lottery and interactive gaming industries worldwide, some of our transactions and their resulting financial impact are transacted in U.S. dollars. In December 2015, governmental authorities in Argentina lifted certain restrictions relating to importing products and limiting the exchange of pesos into dollars and the transfer of funds from Argentina. The change in regulation allows us to reduce the excess peso balances in our Argentinian bank account, which will reduce our future exposure to any potential currency devaluation. We realized a $2.8 million foreign currency loss in December 2015 as a result of the devaluation of the peso. If the currency in Argentina continues to weaken against the U.S. dollar, this would adversely impact the collectability of our customer receivables in Argentina as we invoice our customers in pesos adjusted to reflect original U.S. dollars sales volumes.
We derived approximately 22% and 40% of our revenue from sales to customers outside of the U.S. in 2015 and 2014, respectively, particularly revenue in the British Pound Sterling, the Australian Dollar, and the Euro, which is inclusive of a full year for Bally compared to 40 days in 2014. The British Pound Sterling, the Australian Dollar, and the Euro represented, respectively, $235.9 million, or 9%, $123.0 million, or 4%, and $115.8 million, or 4% of our consolidated revenue for the year ended December 31, 2015. At December 31, 2015, a hypothetical 10% strengthening in the value of the U.S. dollar relative to the British Pound Sterling, the Australian Dollar, and the Euro would result in a decrease in revenue of $36.1 million, $9.3 million, and $12.9 million, respectively, and an increase in operating loss of $12.6 million, $5.2 million, and $4.0 million, respectively. We also have foreign currency exposure related to certain of our equity investments. Our earnings from our Euro-denominated equity investment in LNS were $14.9 million for the year ended December 31, 2015. Our foreign currency exposure from equity investments denominated in other foreign currencies was not material in the aggregate for the year ended December 31, 2015. When we refer to the impact of foreign currency exchange rate fluctuations, we are referring to the difference between the relevant period rates and the prior period rates applied to the relevant period activity.
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

ITEM 8.    FINANCIAL STATEMENTS AND SUPPLEMENTARY DATA
The financial statements and other information required by this item are included in Part IV, Item 15 of this Annual Report on Form 10-K and are presented beginning on page 87.

ITEM 9.    CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS ON ACCOUNTING AND FINANCIAL DISCLOSURE
None.

ITEM 9A.    CONTROLS AND PROCEDURES
Evaluation of Disclosure Controls and Procedures
Our disclosure controls and procedures are designed to ensure that information required to be disclosed by us in the reports that we file or submit under the Exchange Act, is recorded, processed, summarized and reported within the time periods specified in the SEC’s rules and forms. Disclosure controls and procedures include, without limitation, controls and procedures designed to ensure that information required to be disclosed by us in the reports we file or submit under the Exchange Act is accumulated and communicated to our management, including our principal executive officer and principal financial officer, or persons performing similar functions, as appropriate to allow timely decisions regarding required disclosure.

In designing and evaluating the disclosure controls and procedures, management recognizes that any controls and procedures, no matter how well designed and operated, can provide only reasonable assurance of achieving the desired control objectives, and management necessarily is required to apply its judgment in evaluating the cost-benefit relationship of possible controls and procedures. Our system contains control-monitoring mechanisms, and actions are taken to correct deficiencies as they are identified.
As of the end of the period covered by this Annual Report on Form 10-K, we carried out an evaluation, under the supervision and with the participation of our management, including our chief executive officer and our chief financial officer, of the effectiveness of the design and operation of our disclosure controls and procedures (as defined in Exchange Act Rules 13a-15(e) and 15d-15(e)). Based upon that evaluation, our chief executive officer and our chief financial officer concluded that our disclosure controls and procedures were not effective as of December 31, 2015 because of the material weakness in our internal control over financial reporting as described below.
Management Report on Internal Control over Financial Reporting
Our management is responsible for establishing and maintaining adequate internal control over financial reporting as defined in Exchange Act Rules 13a-15(f) and 15d-15(f). With the participation of our chief executive officer and chief financial officer, our management conducted an evaluation of the effectiveness of our internal control over financial reporting based on the framework and criteria established in Internal Control-Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission (2013 Framework). Based on this evaluation, our management identified a material weakness in our internal control over financial reporting, as described below.
A material weakness is a deficiency, or combination of deficiencies, in internal control over financial reporting, such that there is a reasonable possibility that a material misstatement of the Company’s annual or interim financial statements will not be prevented or detected on a timely basis.
We did not design and maintain effective internal control over our step two goodwill impairment testing that we performed in accordance with ASC 350, Intangibles- Goodwill and Other as of December 31, 2015. Specifically, the Company’s review control did not operate at a sufficient level of precision to identify the improper inclusion of deferred taxes in the fair value modeling used in our step two goodwill impairment test for our SG gaming reporting unit, which management has determined constituted a material weakness. Refer to Note 25 (Selected Quarterly Financial Data, Unaudited) for further information regarding the revised goodwill impairment charge for our SG gaming reporting unit after removing the deferred taxes and its impact on our interim consolidated information for the three and nine month interim periods ended September 30, 2015.
Deloitte & Touche LLP, the registered public accounting firm that audited our consolidated financial statements, has issued an attestation report on our internal control over financial reporting included below.
Plan for Remediation of Material Weakness
The Company has identified remediation measures to address the above-described material weakness and enhance our internal control over financial reporting. To date, we have taken or are in the process of taking the following actions to improve the design and operating effectiveness of our internal control in order to remediate this material weakness:
Reviewed the processes and controls related to the fair value modeling in the step two goodwill impairment assessment.
Designing and documenting review controls with enhanced precision related to the review of the fair value modeling of the step two goodwill impairment assessment.
Designing and documenting additional training programs for relevant personnel and developing specific review procedures for the step two goodwill impairment assessment.
As of the date of filing this Annual Report on Form 10-K, we are completing the remediation measures set forth above. We expect the enhanced review controls to begin operating in connection with our routine goodwill impairment testing performed in accordance with ASC 350 during 2016. The Company believes the remediation measures taken to date have strengthened our internal control over financial reporting and, once completed, will remediate the material weakness identified. We will continue to monitor the effectiveness of these remediation measures and will make any changes and take such other actions that we deem appropriate given the circumstances.

Changes in Internal Control over Financial Reporting
Except as noted above, there were no changes in our internal control over financial reporting during the quarter ended December 31, 2015 that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM
To the Board of Directors and Stockholders of Scientific Games Corporation
Las Vegas, Nevada

We have audited Scientific Games Corporation and subsidiaries' (the "Company's") internal control over financial reporting as of December 31, 2015, based on criteria established in Internal Control - Integrated Framework (2013) issued by the Committee of Sponsoring Organizations of the Treadway Commission. The Company's management is responsible for maintaining effective internal control over financial reporting and for its assessment of the effectiveness of internal control over financial reporting, included in the accompanying Management Report on Internal Control over Financial Reporting. Our responsibility is to express an opinion on the Company's internal control over financial reporting based on our audit.
We conducted our audit in accordance with the standards of the Public Company Accounting Oversight Board (United States). Those standards require that we plan and perform the audit to obtain reasonable assurance about whether effective internal control over financial reporting was maintained in all material respects. Our audit included obtaining an understanding of internal control over financial reporting, assessing the risk that a material weakness exists, testing and evaluating the design and operating effectiveness of internal control based on that risk, and performing such other procedures as we considered necessary in the circumstances. We believe that our audit provides a reasonable basis for our opinion.
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
A material weakness is a deficiency, or a combination of deficiencies, in internal control over financial reporting, such that there is a reasonable possibility that a material misstatement of the company’s annual or interim financial statements will not be prevented or detected on a timely basis. The following material weakness has been identified and included in management’s assessment: We did not design and maintain effective internal control over our step two goodwill impairment testing that we performed in accordance with ASC 350, Intangibles- Goodwill and Other as of December 31, 2015. Specifically, the Company’s review control did not operate at a sufficient level of precision to identify the improper inclusion of deferred taxes in the fair value modeling used in our step two goodwill impairment test for our SG gaming reporting unit. This material weakness was considered in determining the nature, timing, and extent of audit tests applied in our audit of the consolidated financial statements and financial statement schedule as of and for the year ended December 31, 2015, of the Company and this report does not affect our report on such financial statements and financial statement schedule.
In our opinion, because of the effect of the material weakness identified above on the achievement of the objectives of the control criteria, the Company has not maintained effective internal control over financial reporting as of December 31, 2015, based on the criteria established in Internal Control - Integrated Framework (2013) issued by the Committee of Sponsoring Organizations of the Treadway Commission.
We have also audited, in accordance with the standards of the Public Company Accounting Oversight Board (United States), the consolidated financial statements and financial statement schedule as of and for the year ended December 31, 2015, of the Company and our report dated February 29, 2016, expressed an unqualified opinion on those financial statements and included explanatory paragraphs regarding the Company’s adoption of new accounting standards.
/s/ DELOITTE & TOUCHE LLP
Las Vegas, Nevada
February 29, 2016

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
Information relating to our executive officers is included in Part I, Item 1 of this Annual Report on Form 10-K. The other information called for by this item is incorporated by reference to our definitive proxy statement relating to our 2016 Annual Meeting of Stockholders, which will be filed with the SEC. If such proxy statement is not filed on or before April 29, 2016, the information called for by this item will be filed as part of an amendment to this Annual Report on Form 10-K on or before such date.
ITEM 11.    EXECUTIVE COMPENSATION
The information called for by this item is incorporated herein by reference to our definitive proxy statement relating to our 2016 Annual Meeting of Stockholders, which will be filed with the SEC. If such proxy statement is not filed on or before April 29, 2016, the information called for by this item will be filed as part of an amendment to this Annual Report on Form 10-K on or before such date.
ITEM 12.    SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT AND RELATED STOCKHOLDER MATTERS
The information called for by this item is incorporated herein by reference to our definitive proxy statement relating to our 2016 Annual Meeting of Stockholders, which will be filed with the SEC. If such proxy statement is not filed on or before April 29, 2016, the information called for by this item will be filed as part of an amendment to this Annual Report on Form 10-K on or before such date.
ITEM 13.    CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS, AND DIRECTOR INDEPENDENCE
The information called for by this item is incorporated herein by reference to our definitive proxy statement relating to our 2016 Annual Meeting of Stockholders, which will be filed with the SEC. If such proxy statement is not filed on or before April 29, 2016, the information called for by this item will be filed as part of an amendment to this Annual Report on Form 10-K on or before such date.
ITEM 14.    PRINCIPAL ACCOUNTING FEES AND SERVICES
The information called for by this item is incorporated herein by reference to our definitive proxy statement relating to our 2016 Annual Meeting of Stockholders, which will be filed with the SEC. If such proxy statement is not filed on or before April 29, 2016, the information called for by this item will be filed as part of an amendment to this Annual Report on Form 10-K on or before such date.

PART IV
ITEM 15.    EXHIBITS, FINANCIAL STATEMENT SCHEDULES

Form 10-K Page
1. Financial Statements:
Report of Independent Registered Public Accounting Firm	88
Consolidated Statements of Operations and Comprehensive Loss for the years ended December 31, 2015, 2014 and 2013	89
Consolidated Balance Sheets as of December 31, 2015 and 2014	90
Consolidated Statements of Stockholders' (Deficit) Equity for the years ended December 31, 2015, 2014 and 2013	91
Consolidated Statements of Cash Flows for the years ended December 31, 2015, 2014 and 2013	92
Notes to Consolidated Financial Statements	93
2. Financial Statement Schedule:
Schedule II. Valuation and Qualifying Accounts	169
All other schedules have been omitted because they are inapplicable, not required, or the information is included elsewhere in the consolidated financial statements or related notes.
3. Exhibits	173
The Exhibit Index attached to this report is incorporated by reference into this Item 15(a)(3) and is filed as part of this Annual Report on Form 10-K.

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM

To the Board of Directors and Stockholders of Scientific Games Corporation
Las Vegas, Nevada

We have audited the accompanying consolidated balance sheets of Scientific Games Corporation and subsidiaries (the "Company") as of December 31, 2015 and 2014, and the related consolidated statements of operations and comprehensive loss, stockholders' (deficit) equity, and cash flows for each of the three years in the period ended December 31, 2015. Our audits also included the financial statement schedule listed in the Index at Item 15. These financial statements and financial statement schedule are the responsibility of the Company's management. Our responsibility is to express an opinion on the financial statements and financial statement schedule based on our audits. We did not audit the financial statements of Lotterie Nazionali S.r.l. (“LNS”), the Company's investment in which is accounted for by use of the equity method, for the years ended December 31, 2014 and 2013. The accompanying 2014 and 2013 consolidated financial statements of the Company include its equity investment in LNS of $131.2 million as of December 31, 2014 and its equity earnings in LNS of $17.6 million and $17.9 million for the years ended December 31, 2014 and 2013, respectively. The financial statements of LNS as of December 31, 2014 and for the years ended December 31, 2014 and 2013, prepared in accordance with International Financial Reporting Standards as issued by the International Accounting Standards Board, were audited by other auditors whose report has been furnished to us, and our opinion, insofar as it relates to the amounts included for the Company's equity investment and equity earnings in LNS, on the basis of International Financial Reporting Standards as issued by the International Accounting Standards Board, is based on the report of the other auditors. We have applied auditing procedures to the adjustments to reflect the Company's equity investment and equity earnings in LNS in accordance with accounting principles generally accepted in the United States of America.

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

In our opinion, based on our audits and the report of the other auditors, such consolidated financial statements present fairly, in all material respects, the financial position of Scientific Games Corporation and subsidiaries as of December 31, 2015 and 2014, and the results of their operations and their cash flows for each of the three years in the period ended December 31, 2015, in conformity with accounting principles generally accepted in the United States of America. Also, in our opinion, such financial statement schedule, when considered in relation to the basic consolidated financial statements taken as a whole, presents fairly, in all material respects, the information set forth therein.

As discussed in Note 1 and Note 12 to the consolidated financial statements, the Company has changed its method of accounting for debt issuance costs in 2015 and retrospectively applied this change to all periods presented due to the adoption of Financial Accounting Standards Board’s (FASB) Accounting Standards Update (ASU) 2015-03, Interest - Imputation of Interest (Subtopic 835-30): Simplifying the Presentation of Debt Issuance Costs, and ASU 2015-15, Presentation and Subsequent Measurement of Debt Issuance Costs Associated with Line-of-Credit Arrangements, which amends the requirements of Subtopic 835-30.

As discussed in Note 1 and Note 21 to the consolidated financial statements, the Company has changed its method of accounting for the classification of deferred taxes in 2015 and retrospectively applied this change to all periods presented due to the adoption of FASB ASU 2015-17, Balance Sheet Classification for Deferred Taxes.

We have also audited, in accordance with the standards of the Public Company Accounting Oversight Board (United States), the Company's internal control over financial reporting as of December 31, 2015, based on the criteria established in Internal Control - Integrated Framework (2013) issued by the Committee of Sponsoring Organizations of the Treadway Commission and our report dated February 29, 2016 expressed an adverse opinion on the Company's internal control over financial reporting because of a material weakness.

/s/ DELOITTE & TOUCHE LLP

Las Vegas, Nevada
February 29, 2016

SCIENTIFIC GAMES CORPORATION AND SUBSIDIARIES
CONSOLIDATED STATEMENTS OF OPERATIONS AND COMPREHENSIVE LOSS
(in millions, except per share amounts)

	Years Ended December 31,
	2015	2014	2013
Revenue:
Services	$1,351.8	$788.5	$415.0
Product sales	863.0	464.9	159.9
Instant games	544.0	533.0	516.0
Total revenue	2,758.8	1,786.4	1,090.9
Operating expenses:
Cost of services (1)	372.7	283.7	203.1
Cost of product sales (1)	405.5	274.3	103.5
Cost of instant games (1)	325.9	291.4	285.1
Selling, general and administrative	567.7	507.7	266.4
Research and development	183.9	117.0	26.0
Employee termination and restructuring	21.9	30.7	22.7
Depreciation and amortization	903.2	454.3	202.4
Goodwill impairments	1,002.6	—	—
Operating loss	(1,024.6)	(172.7)	(18.3)
Other (expense) income:
Interest expense	(664.9)	(307.2)	(119.5)
Earnings (loss) from equity investments	16.9	(7.6)	1.5
Loss on early extinguishment of debt	—	(25.9)	(5.9)
Gain on sale of equity interest	—	14.5	—
Other (expense) income, net	(21.6)	4.0	(1.1)
Total other expense, net	(669.6)	(322.2)	(125.0)
Net loss from continuing operations before income taxes	(1,694.2)	(494.9)	(143.3)
Income tax benefit	299.9	260.6	117.7
Net loss from continuing operations	$(1,394.3)	$(234.3)	$(25.6)

Discontinued operations:
Loss from discontinued operations	—	—	(3.0)
Gain on sale of assets	—	—	0.8
Income tax expense	—	—	(2.4)
Net loss from discontinued operations	$—	$—	$(4.6)

Net loss	$(1,394.3)	$(234.3)	$(30.2)

Other comprehensive (loss) income:
Foreign currency translation (loss) gain	(136.2)	(97.4)	18.2
Pension and post-retirement gain (loss), net of tax	7.0	(8.7)	5.3
Derivative financial instruments unrealized gain (loss), net of tax	1.4	(6.6)	(2.2)
Other comprehensive (loss) income	(127.8)	(112.7)	21.3
Comprehensive loss	$(1,522.1)	$(347.0)	$(8.9)

Basic and diluted net loss per share:
Basic from continuing operations	$(16.23)	$(2.77)	$(0.30)
Basic from discontinued operations	—	—	(0.06)
Basic net loss per share	$(16.23)	$(2.77)	$(0.36)

Diluted from continuing operations	$(16.23)	$(2.77)	$(0.30)
Diluted from discontinued operations	—	—	(0.06)
Diluted net loss per share	$(16.23)	$(2.77)	$(0.36)

Weighted average number of shares used in per share calculations:
Basic shares	85.9	84.6	85.0
Diluted shares	85.9	84.6	85.0
(1) Exclusive of D&A.
   See accompanying notes to consolidated financial statements.

SCIENTIFIC GAMES CORPORATION AND SUBSIDIARIES
CONSOLIDATED BALANCE SHEETS
(in millions)

	As of December 31,
	2015	2014
ASSETS
Current assets:
Cash and cash equivalents	$128.7	$171.8
Restricted cash	20.2	27.2
Accounts receivable, net	487.1	468.4
Notes receivable, net	167.7	188.7
Inventories	248.5	265.6
Prepaid expenses, deposits and other current assets	123.3	183.5
Total current assets	1,175.5	1,305.2

Long-term restricted cash	17.9	16.8
Long-term notes receivable, net	51.3	87.5
Property and equipment, net	794.0	1,012.8
Goodwill	3,013.7	4,108.3
Intangible assets, net	1,920.0	2,251.6
Software, net	485.9	592.7
Equity investments	228.5	288.2
Other assets	45.4	58.0
Total assets	$7,732.2	$9,721.1
LIABILITIES AND STOCKHOLDERS' (DEFICIT) EQUITY
Current liabilities:
Current portion of long-term debt	$50.3	$50.6
Accounts payable	159.8	155.8
Accrued liabilities	443.8	449.4
Total current liabilities	653.9	655.8

Deferred income taxes	228.2	562.3
Other long-term liabilities	188.9	236.8
Long-term debt, excluding current portion	8,156.7	8,262.3
Total liabilities	9,227.7	9,717.2
Commitments and contingencies (see Note 14 and Note 22)
Stockholders' (deficit) equity:
Class A common stock, par value $0.01 per share, 199.3 shares authorized, 103.7 and 102.3 shares issued and 86.5 and 85.1 shares outstanding as of December 31, 2015 and December 31, 2014, respectively	1.0	1.0
Additional paid-in capital	765.9	743.2
Accumulated loss	(1,865.0)	(470.7)
Treasury stock, at cost, 17.2 shares held as of December 31, 2015 and December 31, 2014, respectively	(175.2)	(175.2)
Accumulated other comprehensive loss	(222.2)	(94.4)
Total stockholders' (deficit) equity	(1,495.5)	3.9
Total liabilities and stockholders' (deficit) equity	$7,732.2	$9,721.1
   See accompanying notes to consolidated financial statements.

SCIENTIFIC GAMES CORPORATION AND SUBSIDIARIES
CONSOLIDATED STATEMENTS OF STOCKHOLDERS' (DEFICIT) EQUITY
(in millions)

	Years Ended December 31,
	2015	2014	2013
Common stock:
Beginning balance	$1.0	$1.0	$1.0
Issuance of Class A common stock in connection with employee stock purchase plan	—	—	—
Issuance of Class A common stock in connection with stock options, RSUs and warrants	—	—	—
Purchases of Class A common stock	—	—	—
Ending balance	1.0	1.0	1.0
Additional paid-in capital:
Beginning balance	743.2	737.8	715.9
Issuance of Class A common stock in connection with employee stock purchase plan	1.6	1.6	0.7
Net redemption of Class A common stock in connection with stock options and RSUs	(2.5)	(20.6)	(0.9)
Stock-based compensation	25.4	24.1	21.8
Tax effect from employee stock options and RSUs	(1.8)	0.3	0.3
Ending balance	765.9	743.2	737.8
Accumulated losses:
Beginning balance	(470.7)	(236.4)	(206.2)
Net loss	(1,394.3)	(234.3)	(30.2)
Ending balance	(1,865.0)	(470.7)	(236.4)
Treasury stock:
Beginning balance	(175.2)	(145.7)	(142.9)
Purchase of Class A common stock	—	(29.5)	(2.8)
Ending balance	(175.2)	(175.2)	(145.7)
Accumulated other comprehensive (loss) income:
Beginning balance	(94.4)	18.3	(3.0)
Other comprehensive (loss) income	(127.8)	(112.7)	21.3
Ending balance	(222.2)	(94.4)	18.3
Total stockholders' (deficit) equity	$(1,495.5)	$3.9	$375.0
See accompanying notes to consolidated financial statements.

SCIENTIFIC GAMES CORPORATION AND SUBSIDIARIES
CONSOLIDATED STATEMENTS OF CASH FLOWS
(in millions)

	Years Ended December 31,
	2015	2014	2013
Cash flows from operating activities:
Net loss	$(1,394.3)	$(234.3)	$(30.2)
Adjustments to reconcile net loss to cash provided by operating activities:
Depreciation and amortization	903.2	454.3	203.0
Goodwill impairments	1,002.6	—	—
Change in deferred income taxes	(330.6)	(264.3)	(107.8)
Stock-based compensation	25.4	24.1	22.3
Non-cash interest expense	40.2	19.4	8.7
(Earnings) loss from equity investments, net	(16.9)	7.6	(1.5)
Distributed earnings from equity investments	24.9	28.5	29.5
Loss on early extinguishment of debt	—	25.9	5.9
Gain on sale of equity interest	—	(14.5)	—
Changes in current assets and liabilities, net of effects of acquisitions:
Accounts and notes receivable, net	26.4	97.1	(7.8)
Inventories	29.3	12.4	13.6
Other current assets and liabilities	101.5	32.2	(9.1)
Accounts payable	4.5	(33.4)	(5.1)
Accrued liabilities	0.1	47.0	52.6
Other, net	(2.1)	1.5	(2.9)
Net cash provided by operating activities	414.2	203.5	171.2
Cash flows from investing activities:
Additions to property and equipment	(18.8)	(41.7)	(29.4)
Gaming and lottery operations expenditures	(200.4)	(107.5)	(84.3)
Intangible assets and software expenditures	(104.4)	(89.1)	(52.1)
Proceeds from asset sales	6.7	0.5	0.9
Changes in other assets and liabilities and other	11.2	0.4	(1.6)
Proceeds from sale of equity interest	—	44.9	10.0
Additions to equity method investments	(2.7)	(48.2)	(86.1)
Restricted cash	5.9	(0.4)	30.1
Distributions of capital on equity investments	38.7	48.8	20.7
Business acquisitions, net of cash acquired	—	(3,140.6)	(1,472.9)
Net cash used in investing activities	(263.8)	(3,332.9)	(1,664.7)
Cash flows from financing activities:
Borrowings under revolving credit facility	170.0	220.0	—
Repayments under revolving credit facility	(260.0)	(35.0)	—
Proceeds from issuance of long-term debt	—	5,477.3	2,293.7
Payments on long-term debt	(51.3)	(2,267.1)	(670.4)
Payments of deferred financing fees	—	(163.1)	(82.6)
Common stock repurchases	—	(29.5)	(0.8)
Payments on license obligations	(40.5)	(13.6)	—
Contingent earnout payments	(0.5)	(13.2)	—
Excess tax effect from stock-based compensation plans	—	0.3	0.9
Net redemptions of common stock under stock-based compensation plans	(0.9)	(18.7)	(2.1)
Net cash (used in) provided by financing activities	(183.2)	3,157.4	1,538.7
Effect of exchange rate changes on cash and cash equivalents	(10.3)	(9.9)	(0.5)
(Decrease) increase in cash and cash equivalents	(43.1)	18.1	44.7
Cash and cash equivalents, beginning of period	171.8	153.7	109.0
Cash and cash equivalents, end of period	$128.7	$171.8	$153.7
See accompanying notes to consolidated financial statements.

SCIENTIFIC GAMES CORPORATION AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(table amounts are presented in millions, except per share amounts)

(1) Description of the Business and Summary of Significant Accounting Policies
Description of the Business
We are a leading developer of technology-based products and services and associated content for the worldwide gaming, lottery and interactive gaming industries. Our portfolio includes gaming machines and game content, casino-management systems, table game products and services, instant and draw-based lottery games, server-based gaming and lottery systems, sports betting technology, lottery content and services, loyalty and rewards programs, interactive gaming and social casino solutions. We also gain access to technologies and pursue global expansion through strategic acquisitions and equity investments. As a result of our recent acquisitions of Bally and WMS, we have significantly expanded our global Gaming and Interactive gaming businesses. We report our operations in three business segments—Gaming, Lottery and Interactive.
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
On March 25, 2013, we completed the sale of our installed base of gaming machines in our pub business as discussed in Note 3 (Acquisitions and Dispositions). The results of the discontinued pub operations for the year ended December 31, 2013 are presented herein in accordance with ASC 205. There were no results of operations for this discontinued business for the years ended December 31, 2015 and 2014.
Use of Estimates
The preparation of financial statements in conformity with U.S. GAAP requires management to make estimates and assumptions that affect the reported amounts of assets and liabilities and disclosure of contingent assets and liabilities at the date of the financial statements and the reported amounts of revenues and expenses during the reporting period. Some of the significant estimates involve revenue recognition estimates for contracted lottery systems projects, contracts involving software and non-software elements, and multi-deliverable contract arrangements. Other areas involving significant estimates include the allowance for doubtful accounts related to notes receivable; valuation of equity method investments, long-lived assets, intangible assets, and goodwill; income tax benefit (expense) and deferred income taxes; allocation of the purchase price to assets acquired and liabilities assumed in business combinations; and assessment of legal and other contingencies. Various assumptions and other factors underlie the determination of these significant estimates. The process of determining significant estimates is fact specific and takes into account factors such as historical experience, current and expected economic conditions, and product mix. We may engage third party valuation specialists to assist in the valuation of long-lived assets, intangible assets, and goodwill and in the allocation of purchase price to assets acquired and liabilities assumed in business combinations. We regularly evaluate these significant factors and make adjustments when facts and circumstances dictate. Actual results may differ from our estimates and these differences could be material.
Revenue Recognition
General
We evaluate the recognition of revenue based on the criteria set forth in ASC 605, Revenue Recognition ("ASC 605") and ASC 985-605, Software-Revenue Recognition ("ASC 985").
Our revenue recognition policy is to record revenue when all of the following criteria are met:

•	persuasive evidence of an agreement exists;

•	the price to the customer is fixed or determinable;

•	delivery has occurred, title has been transferred and any acceptance terms have been fulfilled; and

SCIENTIFIC GAMES CORPORATION AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(table amounts are presented in millions, except per share amounts)

•	collectability is reasonably assured (or probable under ASC 985).
We sometimes generate revenue under multiple-deliverable revenue arrangements, under which we provide more than one product or service in a single arrangement. Our multiple-deliverable revenue arrangements include gaming equipment arrangements that involve the sale of gaming machines and game content conversion kits. In addition, we may enter into arrangements with customers for the implementation of systems, which will generally include a combination of systems software, systems-based hardware products, maintenance and product support and professional services. We recognize revenue only when all of the criteria listed above are met. We defer revenue for any undelivered units of accounting. Non-software deliverables are identified as separate units of accounting if each item has value to the customer on a stand-alone basis and delivery of any undelivered item is considered probable and substantially in our control.
Our multiple-deliverable revenue arrangements consist primarily of three types: those with only software and software-related deliverables (collectively “software deliverables”), those with only non-software deliverables, and those containing both software deliverables and non-software deliverables. At the inception of a multiple-deliverable revenue arrangement containing only non-software deliverables, we allocate the consideration to all non-software deliverables based on their relative selling price (“the “relative selling price method”). When applying the relative selling price method, a hierarchy is used for estimating the selling price based first on vendor-specific objective evidence (“VSOE”), then third-party evidence (“TPE”) and finally management’s estimated selling price ("ESP"). At the inception of a multiple-deliverable revenue arrangement containing both software deliverables and non-software deliverables, we first allocate the consideration between the non-software deliverables and the software deliverables using the relative selling price method. For the portion of the arrangement consideration of these arrangements allocated to software deliverables, and arrangements containing only software deliverables, we allocate the consideration in accordance with the software industry guidance in ASC 985.
In allocating consideration under the relative selling price hierarchy, we generally use VSOE for all products that have been sold on a stand-alone basis. As TPE is generally not available, we use ESP for products that are not sold on a stand-alone basis and for recently introduced products that are sold on a stand-alone basis but for which a history of stand-alone sales has not yet been developed. Following these guidelines, in allocating the consideration under multi-deliverable revenue arrangements, we use either VSOE or ESP for gaming machines, table game products, systems-based hardware products, maintenance and product support (associated with perpetual licenses) and professional services. The Company uses ESP for perpetual software licenses as they are not sold on a stand-alone basis.
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
Gaming
We design, develop, manufacture, market and distribute gaming machines, VLTs, server-based gaming machines, systems and game content, casino-management systems hardware and software, table game products (including Shufflers and PTG content), video lottery central monitoring and control systems and wide area systems networks. We provide products and services for the traditional land-based commercial and Native American casino industry, and for wide area gaming operators (such as LBO, arcade and bingo operators in the U.K. and continental Europe) and government-affiliated gaming operators such as lotteries and gaming regulators.
We earn services revenue from leasing gaming machines, table game products and VLTs to casinos and other gaming operators under operating leases. We also generate revenue from placing our networked gaming system and applications under operating leases. This is a turnkey offering that typically includes gaming machines, remote management of game content, central computer systems, secure data communication and field support services.

SCIENTIFIC GAMES CORPORATION AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(table amounts are presented in millions, except per share amounts)

•
Revenue from leasing gaming machines and VLTs to casinos and other gaming operators under operating leases is based upon: (1) a percentage of the casino’s Net win; (2) fixed daily fees; (3) a percentage of the amount wagered (Coin-in); or (4) a combination of a fixed daily fee and a percentage of the Coin-in. We recognize revenue from these operating leases on a daily basis over the term of the arrangement. We do not consider these arrangements to have multiple revenue-generating activities as the services offered constitute a comprehensive solution in exchange for a daily fee and all of the products and services are delivered contemporaneously. Therefore, revenue is recognized under general revenue recognition guidance as the products and services provide the customer with the right to use the gaming machines and software that is essential to the functionality of the gaming machine.

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

•
Revenue from leasing table game products, including automatic card shufflers, deck checkers and roulette chip sorters and licensing PTG content, is earned based on a fixed monthly rate. Services revenue for leased table game products and licensed PTG content is recognized under general revenue recognition guidance as the products and services provide the customer with the right to use the table product and license that is essential to the functionality of the table product.

•	Other professional services not related to system implementation are recognized as the services are provided.
Our product sales include the sale of gaming machines, casino-management systems and table game products to casinos, wide-area gaming operators and other gaming operators, as well as sales of VLTs, conversion kits (including game, hardware or operating system conversions), parts and game content.

•
Revenue from the sale of gaming machines, VLTs, table game products, and parts (including hardware conversion kits) to casinos and other gaming operators is recognized pursuant to the terms of the contract and based on the general revenue recognition policy stated above. These sales are recorded net of any incentive rebates, discounts and applicable sales taxes. Sales of gaming machines, VLTs and table game products are recorded pursuant to ASC 605 as the software and non-software components of our gaming machines, VLTs, and table game products function together to deliver the product's essential functionality. Game content conversion kits are considered software deliverables and are recognized in accordance with software revenue recognition guidance.

•
Revenue from casino-management systems software and maintenance and product support is recognized under software revenue recognition guidance. Although the casino-management systems software and certain systems-based hardware products function together, the functionality of casino-management systems software is primarily derived from the software. The casino-management systems software is not essential to the functionality of the systems-based hardware products and as such the revenue for systems-based hardware products is recognized based on the general revenue recognition policy stated above. Revenue from systems-based hardware products include embedded software that is essential to the functionality of the hardware. Accordingly, revenue related to all systems-based hardware sales and related maintenance and product support is recognized under general revenue recognition guidance and is generally recognized upon delivery when title and risk of loss have passed to the customer and all other revenue recognition criteria are satisfied. However, in the case of arrangements involving a systems installation, revenue on the systems-based hardware is generally not recognized until the system has been installed and the customer has accepted the system.

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
Our instant games revenue is primarily generated under long-term contracts to supply instant games and provide related services to our lottery customers. We also generate instant games revenue under short-term contracts that utilize licensed brands coupled with purchasing and distributing merchandise prizes to identified winners on behalf of lotteries, which are generally instant game-specific and therefore short-term and non-recurring. Under certain contracts, we also provide loyalty and rewards programs on behalf of lotteries.
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

•
Revenue from the sale of instant games utilizing licensed brands coupled with a service component whereby we purchase and distribute merchandise prizes to identified winners on behalf of lotteries is recognized as a multiple-deliverable arrangement. There are typically two deliverables in this arrangement—the brand license and the merchandising services—which are separate units of accounting. We allocate revenue to the deliverables in accordance with the relative selling price method prescribed in ASC 605. If neither VSOE nor TPE of selling price exists for a deliverable, we use an ESP for that deliverable. Revenue allocated to the brand license is determined using ESP based on the rates we charge when we license branded intellectual property on a stand-alone basis and is recognized when the use of the licensed brand is permitted, which is typically when the contract is signed by the lottery. Revenue allocated to the merchandising is determined using ESP, which is generally based on a cost-plus margin approach taking into account a variety of company-specific factors, including pricing models, internal costs and minimum operating margin requirements. Revenue from merchandising services is recognized on a percentage of completion method as this method best reflects the pattern in which the obligations of the merchandising services to the customer are fulfilled.  A performance measure is used based on total estimated cost allocated to the merchandising services.  By accumulating costs for services as they are incurred, and dividing such costs by the total costs of merchandising services, which is estimated based on a budget prior to contract inception, a percentage is determined.  This percentage is applied to the revenue allocated to the merchandising services and that proportionate amount of revenue is recognized.

•	Revenue from the licensing of branded property with no service component is recognized when the contract is signed by the lottery.

•
Revenue from our loyalty and reward programs is typically based on a percentage of a lottery's prize payout structure calculated as a percentage of retail sales. Revenue is recognized as retail sales are generated.

Our Lottery segment offers our customers a number of related, value-added services as part of an integrated product offering. These services include lottery systems, including point-of-sale terminals and other equipment, software, data communication services and support and instant game validation systems, as well as software, hardware and related services for

SCIENTIFIC GAMES CORPORATION AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(table amounts are presented in millions, except per share amounts)

sports wagering and keno systems. The following are specific revenue recognition policies for our services revenue within our Lottery segment:

•	Revenue from the provision of lottery system services provided on a Participation basis is recognized when the retail sales of draw lottery games are generated.

•
Revenue from the perpetual licensing of customized lottery software is recognized under the percentage of completion method of accounting, based on the ratio of costs incurred to estimated costs to complete.

•	Revenue derived from software maintenance on lottery software and hardware maintenance on lottery terminals is recognized ratably over the maintenance period.
Our Lottery segment generates product sales revenue from the sale of lottery systems, terminals and prepaid phone cards.

•	Revenue from the sale of lottery system services is recognized under the percentage of completion method of accounting, based on the ratio of costs incurred to estimated costs to complete.

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
Interactive
Our Interactive segment generates revenue from social gaming and interactive RMG services. We generate revenue by offering play-for-fun social games on Facebook, Google Play for Android devices, Apple’s iOS platform, Kindle's platform, Yahoo's platform, and Microsoft Windows. We also offer our games on third-party interactive RMG casino websites, which are integrated with our remote game servers, and host on-premises interactive gaming for certain customers.
All of our Interactive Segment revenues are recognized under general revenue recognition guidance and recorded as services revenues as follows:

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

•
Revenue from hosting game content for RMG websites and mobile applications from our remote game servers and from our social games, as discussed above, is primarily recorded on a gross basis as, among other factors, we are the primary obligor in these arrangements. Processing fees charged by platform providers are recorded in cost of services.

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
Restricted Cash
We are required by gaming regulations to maintain sufficient reserves in restricted cash accounts to be used for the purpose of funding payments to WAP jackpot winners. Restricted cash balances are based primarily on the jackpot meters displayed to slot players and vary by jurisdiction. Compliance with maintaining adequate restricted cash balances and complying with appropriate investment guidelines for jackpot funding is periodically reported to gaming authorities. The aggregate balance of current and non-current restricted cash was $38.1 million and $44.0 million, respectively, at December 31, 2015 and 2014, which primarily consisted of restricted cash required to fund WAP jackpot payments.
Accounts Receivable and Notes Receivable, net
Accounts receivable are recorded at the invoiced amount and do not bear interest. The allowance for doubtful accounts is our best estimate of the amount of probable credit losses in our existing accounts receivable. Changes in circumstances relating to the collectability of accounts receivable may result in the need to increase or decrease our allowance for doubtful accounts in the future. We determine the allowance based on historical experience, current market trends and, for larger customer accounts, our assessment of the ability of the customers to pay outstanding balances. We continually review our allowance for doubtful accounts. Past due balances and other higher risk amounts are reviewed individually for collectability. Account balances are charged against the allowance after all collection efforts have been exhausted and the potential for recovery is considered remote.
In our Gaming product sales business, we file UCC-1 financing statements domestically in order to retain a security interest in the gaming machines that underlie a significant portion of our domestic accounts and notes receivable until the receivable balance is fully paid. However, the value of the gaming machines, if repossessed, may be less than the balance of the outstanding receivable. For international customers, depending on the country and our historic collection experience with the customer, we may obtain pledge agreements, bills of exchange, guarantees, post-dated checks or other forms of security agreements designed to enhance our ability to collect the receivables, although a majority of our international accounts and notes receivables do not have these features. In our Gaming operations business, because we own the Participation gaming machines that are leased or otherwise provided to the customer, in a bankruptcy the customer has to generally either accept or reject the lease or other agreement and, if rejected, our gaming machines are returned to us. Our accounts and notes receivable related to revenue earned on Participation gaming machines and all other revenue sources are typically unsecured claims.
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
Under certain of our contracts, the timing of our invoices do not coincide with revenue recognized under the contract. We have unbilled accounts receivable which represent revenue recorded in excess of amounts invoiced under the contract and generally become billable at contractually specified dates. We had $62.3 million and $65.2 million of unbilled accounts receivable as of December 31, 2015 and 2014, respectively.
Our notes receivable portfolio consists of domestic and international receivables with installment payment terms ranging from 90 days to three years or single payment terms greater than 12 months. As of December 31, 2015, we had $219.0 million of notes receivable, net, of which $167.7 million was recorded as current. As of December 31, 2014, we had $276.2 million of notes receivable, net, of which $188.7 million was recorded as current. Interest income, if any, is recognized ratably over the life of the note receivable and any related fees or costs to establish the notes are charged to selling, general and administrative expense as incurred, as they are immaterial. Actual or imputed interest, if any, is determined based on current market rates at the time the note originated and is recorded in other income and expense, net, ratably over the payment period, which approximates the effective interest method. We generally impute interest income on all notes receivable with terms greater than one year that do not contain a stated interest rate. The interest rates on outstanding notes receivable ranged from

SCIENTIFIC GAMES CORPORATION AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(table amounts are presented in millions, except per share amounts)

4.0% to 10.4% at December 31, 2015 and 2014. Our policy is to generally recognize interest on notes receivable until the note receivable is deemed non-performing, which we define as a note where payments have not been received within 180 days of the agreed-upon terms. When a note receivable is deemed to be non-performing, the note is placed on non-accrual status and interest income is recognized on a cash basis. The amount of our non-performing notes was immaterial at December 31, 2015 and 2014.
In certain international jurisdictions, we offer extended payment terms ranging between 18 to 36 months. Sales with extended payment terms typically result in a higher selling price and, if extended over periods longer than one year, incur interest. The impact of extended payment terms on our current and long-term notes receivable is expected to increase current and long-term notes receivable balances and reduce our cash provided by operating activities over the periods in which the extended payment terms are offered. The collection of these notes receivable in future periods will increase the amount of cash flow provided by operating activities, reduce our total notes receivable and increase our cash balance. For additional information on notes receivables, see Note 6 (Accounts Receivable, Notes Receivable, Allowance for Doubtful Accounts and Bad Debt).
Inventories
Inventories are stated at the lower of cost or market. Cost is determined on the first-in, first-out or weighted moving average method. Our inventory primarily consists of gaming machines and table products for sale and related parts, instant games for our Participation and price-per-unit arrangements and our licensed brand merchandise. We determine the lower of cost or market value of our inventory based on estimates of potentially excess and obsolete inventories after considering historical and forecasted demand and average selling prices. However, forecasts are subject to revisions, cancellations and rescheduling. Demand for gaming machines and parts inventory is also subject to technological obsolescence. Actual demand may differ from anticipated demand, and such differences could have a material effect on our consolidated financial statements.
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
Our policy is to periodically review the estimated useful lives of our fixed assets. We also assess the recoverability of long-lived assets (or asset groups) whenever events or changes in circumstances indicate that the carrying amount of such an asset (or asset groups) may not be recoverable. The aggregate amount of impairments and accelerated depreciation charges related to our property and equipment assets reflected in D&A in our Consolidated Statements of Operations and Comprehensive Loss for the years ended December 31, 2015, 2014 and 2013 are $41.1 million, $21.7 million and $14.3 million, respectively, as described in Note 8 (Property and Equipment, net).
Capitalized Installation Costs
Certain Participation contracts require us to perform installation activities. Direct installation activities, which include costs for installing gaming machines, terminals, facilities wiring, computers, internal labor and travel, are performed at the inception of the contract to enable us to perform under the terms of the contract. Such activities do not represent a separate earnings process and, therefore, the installation costs are capitalized and amortized over the expected life of the contract, which we define as the original life of the contract plus all available extensions in the case of lottery-related contracts and typically over the life of the equipment when no long-term contract exists, as is often the case within our Gaming Participation business. We had $29.6 million and $34.0 million of capitalized installation costs, net of accumulated depreciation, consisting of $25.7

SCIENTIFIC GAMES CORPORATION AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(table amounts are presented in millions, except per share amounts)

million and $33.4 million included within lottery machinery and equipment and $3.9 million and $0.6 million included within gaming equipment included within Property and equipment, net in the Consolidated Balance Sheets as of December 31, 2015 and 2014, respectively.
Goodwill and Intangible Assets with Indefinite Useful Lives
Goodwill represents the excess of the purchase price over the fair value of the assets acquired and liabilities assumed of acquired companies. We follow the acquisition method of accounting for all business combinations. We test goodwill for impairment annually during the fourth quarter, or more frequently if events arise or circumstances change that indicate that it is more likely than not that the fair value of a reporting unit is less than its carrying amount. We evaluate goodwill at the reporting unit level by comparing the carrying amount of each reporting unit to its fair value using a quantitative two step impairment test in accordance with ASC 350-20. If the fair value of the reporting unit is greater than its carrying amount, goodwill is not considered impaired. If the fair value of the reporting unit is less than its carrying amount, the amount of the impairment loss, if any, will be measured by comparing the fair value of goodwill to its carrying amount.
We test our indefinite-lived intangible assets for impairment annually during the fourth quarter, or more frequently if events arise or circumstances change that indicate that it is more likely than not that the fair value is less than the carrying amount or when circumstances no longer continue to support an indefinite useful life. During the third quarter of 2015 and in conjunction with our introduction of a new SG-branded gaming cabinet, we determined that circumstances no longer continued to support an indefinite useful life for certain of our indefinite-lived trade name assets in our Gaming business segment. For additional information, see Note 9 (Intangible Assets, net and Goodwill).
During the fourth quarter of 2015, we changed the date of our annual impairment test of goodwill and indefinite-lived intangible assets from December 31 to October 1. The change in the impairment test date will lessen resource constraints that exist in connection with the Company's year-end close and financial reporting process and provide for additional time to complete the required impairment testing. This change does not represent a material change to our method of applying an accounting principle, and therefore does not delay, accelerate or avoid an impairment charge. We have determined that it is impracticable to objectively determine projected cash flows and related valuation estimates that would have been used as of each October 1 of prior reporting periods without the use of hindsight. As such, the change in annual impairment test date has been prospectively applied beginning October 1, 2015.
Goodwill and intangible assets with indefinite useful lives are not amortized. A description of our policy for reporting units and assumptions used in estimating fair value is included in Note 9 (Intangible Assets, net and Goodwill).
Other Long-Lived Assets and Intangible Assets with Finite Useful Lives
Identified intangible assets with finite useful lives are amortized over two to sixteen years using the straight-line method, which materially approximates the pattern of the assets' use. Factors considered when assigning useful lives include legal, regulatory and contractual provisions, product obsolescence, demand, competition and other economic factors. We assess the recoverability of long-lived assets and intangible assets with finite useful lives whenever events arise or circumstances change that indicate the carrying amount of an asset may not be recoverable. Recoverability of long-lived assets (or asset groups) to be held and used is measured by a comparison of the carrying amount of the asset (or asset group) to the expected net future undiscounted cash flows to be generated by that asset (or asset group) or, for identifiable intangibles with finite useful lives, by determining whether the amortization of the intangible asset balance over its remaining life can be recovered through expected net future undiscounted cash flows. The amount of impairment of other long-lived assets and intangible assets with finite lives is measured by the amount by which the carrying amount of the asset exceeds the fair market value of the asset.
As of December 31, 2015, we had $16.7 million of assets held for sale. These assets held for sale are included in our Consolidated Balance Sheet as of December 31, 2015 within Prepaid expenses, deposits and other current assets and are reported at the lower of the carrying amount or fair market value, less expected costs to sell. No assets were classified as held for sale as of December 31, 2014.
Minimum Guarantees
We enter into long-term license agreements with third parties in which we are obligated to pay a minimum guaranteed amount of royalties, typically annually over the life of the contract. We account for the minimum guaranteed obligations within other long-term liabilities at the onset of the license arrangement and record a corresponding licensed asset within intangible assets, net. The licensed assets related to the minimum guaranteed obligations are amortized over the term of the license agreement with the amortization expense recorded in D&A. The long-term liability related to the minimum guaranteed

SCIENTIFIC GAMES CORPORATION AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(table amounts are presented in millions, except per share amounts)

obligations is reduced as royalty payments are made as required under the license agreement. The weighted average remaining term of our license agreements with minimum guaranteed obligations was four years and six years as of December 31, 2015 and 2014, respectively. We assess the recoverability of license agreements whenever events arise or circumstances change that indicate the carrying amount of the licensed asset may not be recoverable. Recoverability of the licensed asset and the amount of impairment, if any, are determined using our policy for intangible assets with finite useful lives described above. Our total minimum guaranteed obligations were $160.3 million and $173.7 million as of December 31, 2015 and 2014, respectively. Our remaining expected future payments of minimum guaranteed obligations are $41.8 million, $35.1 million, $28.6 million, $28.3 million and $26.5 million in the years ending December 31, 2016, 2017, 2018, 2019 and 2020, respectively. The current and long-term portions of our minimum guaranteed obligations were $41.8 million and $118.5 million, respectively as of December 31, 2015 and $33.3 million and $140.4 million, respectively as of December 31, 2014 and are recorded in accrued liabilities and other long-term liabilities, respectively, in our Consolidated Balance Sheets at December 31, 2015 and 2014.
Subsequent to December 31, 2015, we amended and extended the terms of one of our existing license agreements under which we are obligated to pay minimum guarantees of $88.0 million over the life of the contract.
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
We purchase, license and incur costs to develop external use software to be used in the products we sell or provide to customers. Such costs are capitalized under ASC 985. Costs incurred in creating software are expensed when incurred as R&D until technological feasibility has been established, after which costs are capitalized up to the date the software is available for general release to customers. Generally, the software we develop reaches technological feasibility when a working model of the software is available. We capitalize the payments made for software that we purchase or license for use in our products that has previously met the technological feasibility criteria prior to our purchase or license. Annual amortization of capitalized software costs is recorded over the estimated economic life, which is typically eight to ten years.
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
Equity Investments
We account for our equity investments where we own a non-controlling interest, but exercise significant influence, under the equity method of accounting. Under the equity method of accounting, our original cost of the investment is adjusted for our share of equity in the earnings of the equity investee and reduced by dividends and distributions of capital received. We review equity investments for impairment annually at the end of the fourth quarter, or more frequently, if events or changes in circumstances indicate the carrying amount of the investment may not be recoverable. An equity investment is impaired only if the estimate of the fair value of the investment is less than the carrying amount of the investment, and such decline in value is deemed to be other than temporary. If an impairment was to occur, the impairment would be measured as the excess of the carrying amount of the equity investment over the fair value of the equity investment.
Other Assets
We capitalize debt issuance costs associated with long-term line-of-credit arrangements and amortize ratably the deferred debt issuance costs over the term of the arrangement. As described in Note 12 (Other Assets), we adopted ASU 2015-03, Simplifying the Presentation of Debt Issuance Costs, and ASU 2015-15, Presentation and Subsequent Measurement of Debt Issuance Costs Associated with Line-of-Credit Arrangements, during the fourth quarter of 2015. The adoption of these accounting standards resulted in the reclassification of previously capitalized debt issuance costs associated with long-term debt financing, other than line-of-credit arrangements in the amount of $171.4 million and $203.1 million as of December 31, 2015 and 2014, respectively. These debt issuance costs are now presented as a direct reduction from the carrying amount of long-term debt, consistent with the treatment of unamortized debt discount.

SCIENTIFIC GAMES CORPORATION AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(table amounts are presented in millions, except per share amounts)

With respect to other amortized or non-amortized long-term assets, we assess the recoverability of our other long-term assets whenever events arise or circumstances change that indicate the carrying amount of the asset may not be recoverable as described in the paragraph above.
Other assets also include the non-current portion of our deferred tax assets. During the fourth quarter of 2015, we adopted ASU 2015-17, Income Taxes (Topic 740): Balance Sheet Classification of Deferred Taxes. The retrospective adoption of this accounting standard resulted in the reclassification of $72.8 million of previously reported current deferred tax assets, of which $1.8 million was reclassified as non-current deferred tax assets (included in Other assets in our Consolidated Balance Sheets), and $71.0 million is now reported net within non-current deferred tax liabilities as of December 31, 2014. For additional information, see Note 21 (Income Taxes).
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
Advertising Costs
The cost of advertising is expensed as incurred and totaled $41.1 million, $32.2 million and $9.4 million in 2015, 2014 and 2013, respectively.
R&D
R&D costs are expensed as incurred. R&D related primarily to software product development costs and is expensed until technological feasibility has been established. Employee related costs associated with related product development are included in R&D.
Employee Termination and Restructuring
We account for employee termination and restructuring activities in accordance with ASC 420, Exit and Disposal Activities (“ASC 420”). We have terminated employees and restructured portions of our operations in the past and have restructuring initiatives currently underway related to our recent acquisitions of Bally and WMS. To the extent these activities involve voluntary separations, no liabilities are generally recorded until offers to employees are accepted. If employees are involuntarily terminated, a liability is generally recorded at the communication date. We may engage in additional restructuring activities in the future. Identifying and calculating the costs to terminate employees and exit operations or properties requires certain estimates to be made. Although our estimates have been reasonably accurate in the past, judgment is required, and these estimates and assumptions may change as additional information becomes available or facts or circumstances change. For additional information see Note 4 (Employee Termination and Restructuring Plans).
Income Taxes
Income taxes are determined using the liability method of accounting for income taxes. Our tax benefit (expense) includes U.S. and international income tax benefit (expense), but excludes the provision for U.S. taxes on undistributed earnings of specified international subsidiaries that are treated as permanently invested.
The Company applies a recognition threshold and measurement attribute for the financial statement recognition and measurement of a tax position taken or expected to be taken in a tax return. Current accounting guidance allows the recognition of only those income tax positions that have a greater than 50 percent likelihood of being sustained upon examination by the taxing authorities. While we believe we have adequately provided for our uncertain tax positions, amounts asserted by taxing authorities could vary from our liability for uncertain tax positions. Accordingly, additional provisions for tax-related matters, including interest and penalties, could be recorded in income tax expense in the period revised estimates are made or the underlying matters are settled or otherwise resolved. The Company operates within multiple taxing jurisdictions and is examined in various jurisdictions in the normal course of business. The reversal of the accruals is recorded when examinations are effectively settled, statutes of limitation are closed or tax laws are changed. We recognize income tax receivables for the amount of taxes paid in prior years that is refundable by carryback of an operating loss or unused tax credit arising in the

SCIENTIFIC GAMES CORPORATION AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(table amounts are presented in millions, except per share amounts)

current year. We had $27.5 million and $89.2 million of current income tax receivables recorded in prepaid expenses, deposits and other current assets in our Consolidated Balance Sheets as of December 31, 2015 and 2014, respectively.

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
At December 31, 2015 and 2014, we had valuation allowances of $46.8 million and $58.1 million, respectively, related to the U.S. net deferred tax assets. Prior to 2014, we had maintained a valuation allowance against our net deferred tax assets related to U.S. net deferred tax assets based on the negative evidence of our three-year cumulative loss position. After considering the net deferred tax liabilities resulting from the Bally acquisition, in 2014 we recorded a net release of the valuation allowance related to our net U.S. deferred tax assets in the amount of $79.1 million. Based on our projections as to the reversal of certain U.S. deferred tax liabilities, we expect that an additional valuation allowance will likely be required in 2016. It is not practicable at this time to estimate the amount of any 2016 change in the valuation allowance as the change in the U.S deferred tax assets related to future expected U.S. net operating losses is not known.
Foreign Currency Translation
We have significant operations where the local currency is the functional currency, including our operations in the U.K., Europe, Australia and Canada. Assets and liabilities of foreign operations are translated at period-end rates of exchange and results of operations are translated at the average rates of exchange for the period. Gains or losses resulting from translating the foreign currency financial statements are accumulated as a separate component of accumulated other comprehensive loss in stockholders' (deficit) equity. Gains or losses resulting from foreign currency transactions are included in other (expense) income, net in the Consolidated Statements of Operations and Comprehensive Loss.
Stock-based Compensation
               We recognize expense for stock-based compensation plans based on the estimated fair value of the related awards in accordance with ASC 718, Compensation - Stock Compensation (“ASC 718”). Pursuant to our incentive stock plans, we can grant option and restricted stock awards, among other awards, to employees and our non-employee directors. The grants generally vest over a period of up to four years, depending on the nature of the award. We periodically grant certain stock-based awards that are contingent upon the Company achieving certain pre-determined financial performance targets. Upon determining that the performance target is probable, the fair value of the award is recognized over the service period.  Determining the probability of achieving a performance target requires estimates and judgment and any significant changes in key assumptions used to reach our conclusions could result in an adjustment to our financial statements that could be material.
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
Comprehensive Loss
We include and separately classify in comprehensive loss unrealized gains and losses from our foreign currency translation adjustments, gains or losses associated with pension or other post-retirement benefits, prior service costs or credits associated with pension or other post-retirement benefits, transition assets or obligations associated with pension or other post-

SCIENTIFIC GAMES CORPORATION AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(table amounts are presented in millions, except per share amounts)

retirement benefits and the effective portion of derivative financial instruments designated as hedging instruments. See Note 20 (Accumulated Other Comprehensive (Loss) Income).
Business Combinations
We apply the provisions of ASC 805, Business Combinations ("ASC 805"), in the accounting for acquisitions, which requires us to recognize separately from goodwill the fair value of assets acquired and liabilities assumed on the acquisition date. Goodwill as of the acquisition date is measured as the excess of consideration transferred over the net of the acquisition date fair values of the assets acquired and the liabilities assumed. Significant estimates and assumptions are required to value assets acquired and liabilities assumed at the acquisition date as well as contingent consideration, where applicable. These estimates are inherently uncertain and subject to refinement and typically include the calculation of an appropriate discount rate and projection of the cash flows associated with each acquired asset. As a result, during the measurement period, which may be up to one year from the acquisition date, we may record adjustments to the assets acquired and liabilities assumed with the corresponding offset to goodwill. Upon the conclusion of the measurement period or final determination of the fair value of assets acquired or liabilities assumed, whichever comes first, any subsequent adjustments are recorded to the consolidated statements of operations. For additional information regarding recent business combinations, see Note 3 (Acquisitions and Dispositions).
New Accounting Guidance - Recently Adopted
In April 2014, the FASB issued ASU No. 2014-08, Reporting Discontinued Operations and Disclosures of Disposals of Components of an Entity. ASU 2014-08 changes the criteria for reporting discontinued operations and modifies related disclosure requirements. The new guidance is effective on a prospective basis for fiscal years beginning after December 15, 2014, and interim periods thereafter. The adoption of this guidance did not have a material effect on our financial condition, results of operations or cash flows.
In April 2015, the FASB issued ASU No. 2015-03, Interest - Imputation of Interest (Subtopic 835-30): Simplifying the Presentation of Debt Issuance Costs. ASU 2015-03 intends to simplify the presentation of debt issuance costs by requiring that debt issuance costs related to a recognized debt liability be presented in the balance sheet as a direct deduction from the carrying amount of that debt liability, consistent with debt discounts. The recognition and measurement guidance for debt issuance costs are not affected by the amendments in this ASU. In August 2015, the FASB issued ASU No. 2015-15, which amended Subtopic 835-30 for the presentation and subsequent measurement of debt issuance costs associated with line-of-credit arrangements. In the amendment, an entity can defer and present debt issuance costs related to line-of-credit arrangements as an asset and subsequently amortize the deferred debt issuance costs ratably over the term of the line-of-credit arrangement, regardless of whether there are any outstanding borrowings on the line-of-credit arrangement. The guidance is effective for fiscal years beginning after December 15, 2015, and interim periods within those fiscal years, and is required to be applied retrospectively to all periods presented. Early adoption is permitted for financial statements that have not been previously issued. The effect of adopting this guidance during the fourth quarter of 2015 is disclosed in Note 12 (Other Assets).
In July 2015, the FASB issued ASU No. 2015-12, Plan Accounting: Defined Benefit Pension Plans (Topic 960), Defined Contribution Pension Plans (Topic 962), Health and Welfare Benefit Plans (Topic 965): (Part I) Fully Benefit-Responsive Investment Contracts, (Part II) Plan Investment Disclosures, (Part III) Measurement Date Practical Expedient (consensuses of the FASB Emerging Issues Task Force). ASU 2015-12 intends to simplify the measurement and presentation of fully benefit-responsive investment contracts. Under the amendments, fully benefit-responsive investment contracts are measured, presented, and disclosed only at contract value. A plan will continue to provide disclosures that help users understand the nature and risks of fully benefit-responsive investment contracts. ASU 2015-12 is effective for fiscal years beginning after December 15, 2015. Early adoption is permitted. The effect of adopting this guidance during the fourth quarter of 2015 did not have a material effect on our financial condition, results of operations or cash flows.
In September 2015, the FASB issued ASU No. 2015-16, Business Combinations (Topic 805): Simplifying the Accounting for Measurement-Period Adjustments. ASU 2015-16 eliminates the requirement to retrospectively apply adjustments made to provisional amounts recognized in a business combination. It requires that an acquirer recognize adjustments to provisional amounts that are identified during the measurement period in the reporting period in which the adjustment amounts are determined. The amendments in this ASU require that the acquirer record, in the same period’s financial statements, the effect on earnings of changes in depreciation, amortization, or other income effects, if any, as a result of the change to the provisional amounts, calculated as if the accounting had been completed at the acquisition date. The amendments in this ASU require an entity to present separately on the face of the income statement or disclose in the notes the portion of the amount recorded in current-period earnings by line item that would have been recorded in previous reporting

SCIENTIFIC GAMES CORPORATION AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(table amounts are presented in millions, except per share amounts)

periods if the adjustment to the provisional amounts had been recognized as of the acquisition date. ASU 2015-16 is effective for fiscal years beginning after December 15, 2015, including interim periods within those fiscal years. The amendments in this ASU 2015-16 should be applied prospectively to adjustments to provisional amounts that occur after the effective date of this ASU with earlier application permitted for financial statements that have not been issued. The effect of adopting this guidance during the fourth quarter of 2015 did not have a material effect on our financial condition, results of operations or cash flows.
In November 2015, the FASB issued ASU No. 2015-17, Income Taxes (Topic 740): Balance Sheet Classification of Deferred Taxes, which eliminates the requirement to present deferred tax liabilities and assets as current and non-current in a classified balance sheet. Instead, all deferred tax assets and liabilities will be required to be presented as non-current. The ASU is effective for fiscal years beginning after December 15, 2016, and interim periods within those fiscal years. The amendments in this guidance may be applied prospectively to all deferred tax liabilities and assets or retrospectively to all periods presented with earlier application permitted for financial statements that have not been issued. We adopted this guidance retrospectively to all periods presented during the fourth quarter of 2015, with the effect disclosed in Note 21 (Income Taxes).
New Accounting Guidance - Not Yet Adopted
In May 2014, the FASB issued ASU No. 2014-09 (Topic 606), Revenue from Contracts with Customers. The amended guidance outlines a single comprehensive revenue model for entities to use in accounting for revenue from contracts with customers. The guidance supersedes most current revenue recognition guidance, including industry-specific guidance. The core principle of the revenue model is that "an entity recognizes revenue to depict the transfer of promised goods or services to customers in an amount that reflects the consideration to which the entity expects to be entitled in exchange for those goods or services." In August 2015, the FASB issued ASU No. 2015-14, Revenue from Contracts with Customers (Topic 606): Deferral of the Effective Date, which defers the effective date of ASU 2014-09 by one year to now be effective for fiscal years, and interim reporting periods within those years, beginning after December 15, 2017. Early adoption of the standard is permitted but not before the original effective date of December 15, 2016. The ASU may be adopted using a full retrospective approach or reporting the cumulative effect as of the date of adoption. We are currently evaluating the impact of adopting this guidance.
In July 2015, the FASB issued ASU No. 2015-11, Inventory: Simplifying the Measurement of Inventory. ASU 2015-11 changes the criteria for measuring inventory within the scope of the ASU. Inventory will now be measured at the lower of cost and net realizable value, while the concept of market value will be eliminated. The ASU defines net realizable value as the estimated selling prices in the ordinary course of business, less reasonably predictable costs of completion, disposal, and transportation. ASU 2015-11 is effective for fiscal years beginning after December 15, 2016, and interim periods within those fiscal years, with earlier adoption permitted. The prospective adoption of the ASU is required. We are currently evaluating the impact of adopting this guidance.
In February 2016, the FASB issued ASU No. 2016-02, Leases (Topic 842). The amended guidance is intended to increase transparency and comparability among organizations by recognizing lease assets and lease liabilities on the balance sheet and disclosing key information about leasing arrangements. The adoption of this guidance is expected to result in a significant portion of our operating leases being recognized on our Consolidated Balance Sheets. The guidance requires lessees and lessors to recognize and measure leases at the beginning of the earliest period presented using a modified retrospective approach. ASU 2016-02 is effective for fiscal years beginning after December 15, 2018 and interim periods within those fiscal years with earlier adoption permitted. We are currently evaluating the impact of adopting this guidance.

(2) Business Segments
We report our operations in three business segments—Gaming, Lottery and Interactive—representing our different products and services. These are our reportable segments under ASC 280, Segment Reporting. Each of our business segments is managed by a separate executive who reports to our chief executive officer (who is our "chief operating decision maker" under applicable accounting standards). Our three business segments represent separate standalone businesses based on the industries in which we operate. Our Gaming business segment generally sells gaming machines and VLTs, conversion kits and parts, and leases or otherwise provides gaming machines, server-based systems and content, to commercial, tribal and governmental gaming operators. Additionally, since our acquisition of Bally, this business segment also sells and supports specialized casino-management systems-based software and hardware, sells and leases PTG content and sells and leases Shufflers, including automatic card shufflers, deck checkers and roulette chip sorters. Our Lottery business segment provides instant lottery games and related value-added services, as well as licensed brands utilized in instant lottery games and loyalty and reward services. Our Lottery business segment also provides systems products and services generally comprised of point-of-sale terminals, a central system, customized computer software, data communication services, support and/or related

SCIENTIFIC GAMES CORPORATION AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(table amounts are presented in millions, except per share amounts)

equipment.  Our Interactive business segment provides social gaming and RMG services to online casino operators through our remote game servers. The products and services from which each reportable segment derives its revenues are further discussed in Note 1 (Description of the Business and Summary of Significant Accounting Policies).
The following tables present revenue, cost of revenue, SG&A, R&D, employee termination and restructuring, goodwill impairments, D&A, operating (loss) income from continuing operations, earnings (loss) from equity investments, total assets and capital expenditures for the years ended (or at) December 31, 2015, 2014 and 2013, respectively, by business segment. Certain unallocated corporate amounts consisted primarily of general and administrative expenses, other income (expense), D&A expense and unallocated assets and capital expenditures.

	Year Ended December 31, 2015
	Gaming	Lottery	Interactive	Total
Revenue:
Services	$956.3	$185.5	$210.0	$1,351.8
Product sales	817.3	45.7	—	863.0
Instant games	—	544.0	—	544.0
Total revenue	1,773.6	775.2	210.0	2,758.8

Cost of services (1)	190.1	109.8	72.8	372.7
Cost of product sales (1)	370.2	35.3	—	405.5
Cost of instant games (1)	—	325.9	—	325.9
Selling, general and administrative	285.1	67.0	66.3	418.4
Research and development	154.9	6.3	22.7	183.9
Employee termination and restructuring	11.2	0.2	1.5	12.9
Depreciation and amortization	728.6	95.9	19.6	844.1
Goodwill impairments	935.0	67.6	—	1,002.6
Segment operating (loss) income from continuing operations	$(901.5)	$67.2	$27.1	$(807.2)
Unallocated corporate costs				(217.4)
Consolidated operating loss				$(1,024.6)

Earnings from equity investments	$3.5	$13.4	$—	$16.9
Assets at December 31, 2015	$6,135.2	$1,116.6	$211.9
Unallocated assets at December 31, 2015				268.5
Consolidated assets at December 31, 2015				$7,732.2
Gaming, lottery and interactive capital expenditures	$234.8	$43.9	$6.7
Unallocated capital expenditures for the year ended December 31, 2015				38.2
Consolidated capital expenditures for the year ended December 31, 2015				$323.6
________________________________________________________________________________________________________________________________

(1)	Exclusive of D&A.

SCIENTIFIC GAMES CORPORATION AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(table amounts are presented in millions, except per share amounts)

	Year Ended December 31, 2014
	Gaming	Lottery	Interactive	Total
Revenue:
Services	$442.6	$201.4	$144.5	$788.5
Product sales	363.8	101.1	—	464.9
Instant games	—	533.0	—	533.0
Total revenue	806.4	835.5	144.5	1,786.4

Cost of services (1)	111.0	120.8	51.9	283.7
Cost of product sales (1)	195.5	78.8	—	274.3
Cost of instant games (1)	—	291.4	—	291.4
Selling, general and administrative	235.3	73.3	57.3	365.9
Research and development	98.7	4.6	13.7	117.0
Employee termination and restructuring	15.5	3.5	7.1	26.1
Depreciation and amortization	318.7	97.1	13.3	429.1
Segment operating (loss) income from continuing operations	$(168.3)	$166.0	$1.2	$(1.1)
Unallocated corporate costs				(171.6)
Consolidated operating loss				$(172.7)

Earnings (loss) from equity investments	$3.3	$(10.9)	$—	$(7.6)
Assets at December 31, 2014	$7,853.0	$1,407.2	$185.5
Unallocated assets at December 31, 2014				275.4
Consolidated assets at December 31, 2014				$9,721.1
Gaming, lottery and interactive capital expenditures	$160.5	$58.3	$5.4
Unallocated capital expenditures for the year ended December 31, 2014				14.1
Consolidated capital expenditures for the year ended December 31, 2014				$238.3
________________________________________________________________________________________________________________________________

(1)	Exclusive of D&A.

SCIENTIFIC GAMES CORPORATION AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(table amounts are presented in millions, except per share amounts)

	Year Ended December 31, 2013
	Gaming	Lottery	Interactive	Total
Revenue:
Services	$181.8	$203.2	$30.0	$415.0
Product sales	88.7	71.2	—	159.9
Instant games	—	516.0	—	516.0
Total revenue	270.5	790.4	30.0	1,090.9

Cost of services (1)	77.9	113.8	11.4	203.1
Cost of product sales (1)	56.4	47.1	—	103.5
Cost of instant games (1)	—	285.1	—	285.1
Selling, general and administrative	87.1	70.7	10.1	167.9
Research and development	17.4	5.5	3.1	26.0
Employee termination and restructuring	6.7	5.1	1.9	13.7
Depreciation and amortization	103.9	94.5	2.7	201.1
Segment operating (loss) income from continuing operations	$(78.9)	$168.6	$0.8	$90.5
Unallocated corporate costs				(108.8)
Consolidated operating loss				$(18.3)

(Loss) earnings from equity investments	$(12.1)	$13.6	$—	$1.5
Assets at December 31, 2013	$2,333.6	$1,581.1	$84.1
Unallocated assets at December 31, 2013				110.8
Consolidated assets at December 31, 2013 (2)				$4,109.6
Gaming, lottery and interactive capital expenditures	$75.8	$79.0	$3.2
Unallocated capital expenditures for the year ended December 31, 2013				7.8
Consolidated capital expenditures for the year ended December 31, 2013				$165.8
________________________________________________________________________________________________________________________________

(1)	Exclusive of D&A.

(2)	Includes the impact of adopting ASU 2015-03, ASU 2015-15, and ASU 2015-17.
In evaluating financial performance, we focus on operating (loss) income from continuing operations as a segment's measure of profit or loss. Segment operating (loss) income from continuing operations is (loss) income before interest expense, earnings (loss) from equity investments, loss on early extinguishment of debt, gain on sale of equity interest, other (expense) income, net, unallocated corporate costs and income taxes. Certain corporate assets consisting of cash, prepaid expenses and property, plant and equipment are not allocated to the segments. The accounting policies of our business segments are the same as those described above in the summary of significant accounting policies.

SCIENTIFIC GAMES CORPORATION AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(table amounts are presented in millions, except per share amounts)

The following table presents a reconciliation of business segment operating (loss) income to net loss from continuing operations before income taxes for each period:

	Years Ended December 31,
	2015	2014	2013
Reported segment operating (loss) income from continuing operations	$(807.2)	$(1.1)	$90.5
Unallocated corporate costs	(217.4)	(171.6)	(108.8)
Consolidated operating loss	(1,024.6)	(172.7)	(18.3)
Interest expense	(664.9)	(307.2)	(119.5)
Earnings (loss) from equity investments	16.9	(7.6)	1.5
Loss on early extinguishment of debt	—	(25.9)	(5.9)
Gain on sale of equity interest	—	14.5	—
Other (expense) income, net	(21.6)	4.0	(1.1)
Net loss from continuing operations before income taxes	$(1,694.2)	$(494.9)	$(143.3)
The following tables present revenue by customer location and long-lived assets by geographic location:

	Years Ended December 31,
	2015	2014	2013
Revenue:
United States (1)	$2,144.0	$1,070.1	$559.8
North America, other than United States	175.0	131.0	74.2
United Kingdom	157.5	162.5	157.5
Europe, other than the United Kingdom	182.1	283.6	213.2
Other	100.2	139.2	86.2
Total (2)	$2,758.8	$1,786.4	$1,090.9

	As of December 31,
	2015	2014
Property and equipment, net:
United States	$606.4	$771.1
North America, other than United States	43.4	59.9
United Kingdom	76.8	96.6
Europe, other than the United Kingdom	28.6	34.2
Other	38.8	51.0
Total (3)	$794.0	$1,012.8
_____________________________________________________________________________

(1)	Sales to international customers originating from the U.S. were $185.5 million, $58.1 million and $18.5 million for the years ended December 31, 2015, 2014 and 2013, respectively.

(2)	Total revenue from international customers for the years ended December 31, 2015, 2014 and 2013 was $614.8 million, $716.3, million and $531.1 million, respectively.

(3)	Total property and equipment held outside the United States as of December 31, 2015 and 2014 was $187.6 million and $241.7 million, respectively.

(3) Acquisitions and Dispositions
Acquisitions
There were no acquisitions during the year ended December 31, 2015.

SCIENTIFIC GAMES CORPORATION AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(table amounts are presented in millions, except per share amounts)

Bally Acquisition
On November 21, 2014, the Company acquired all of the outstanding common stock of Bally for $5.1 billion (including the refinancing of approximately $1.9 billion of existing Bally indebtedness), creating one of the largest diversified global gaming suppliers.
We completed the allocation of the purchase price, which resulted in the purchase price exceeding the aggregate fair value of the acquired assets and assumed liabilities at the acquisition date by $2,956.1 million. Such excess amount has been recognized as goodwill within our Gaming and Interactive business segments. We attribute this goodwill to enhanced financial and operational scale, market diversification, opportunities for synergies, assembled workforce and other strategic benefits. None of the goodwill associated with the acquisition is deductible for income tax purposes and, as such, no deferred taxes have been recorded related to goodwill. The allocation of the purchase price to the fair values of assets acquired and liabilities assumed did not change during the year ended December 31, 2015 from the amounts disclosed in Note 3 (Acquisitions and Dispositions) in our 2014 Annual Report on Form 10-K.
In connection with the Bally acquisition we incurred $76.6 million of acquisition-related costs which were recorded in SG&A in the Consolidated Statements of Operations and Comprehensive Loss for the year ended December 31, 2014.

The allocation of the purchase price to the fair values of assets acquired and liabilities assumed is presented below:

At November 21, 2014
Cash and cash equivalents	$59.9
Restricted cash	16.0
Accounts receivable	217.1
Notes receivable	22.0
Inventories	134.0
Deferred income taxes, current portion (1)	32.4
Prepaid expenses, deposits and other current assets	71.6
Property and equipment	335.3
Goodwill	2,956.1
Restricted long-term cash and investments	19.3
Intangible assets	1,800.3
Software	308.3
Other assets	61.8
Total assets	6,034.1
Long-term debt, including amounts due within one year	(1,882.9)
Accounts payable	(33.0)
Accrued liabilities	(133.7)
Deferred income taxes (1)	(747.0)
Other long-term liabilities	(37.0)
Total liabilities	(2,833.6)
Total equity purchase price	$3,200.5
(1) Does not reflect adoption of ASU 2015-17.
The concluded fair values of tangible assets and identifiable intangible assets are presented below:

SCIENTIFIC GAMES CORPORATION AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(table amounts are presented in millions, except per share amounts)

Fair values at November 21, 2014
Land and land improvements	$18.1
Buildings and leasehold improvements	36.3
Furniture, fixtures, and other property, plant and equipment	33.6
Gaming equipment	247.3
Total property and equipment	$335.3

Fair values at November 21, 2014
Trade names	$225.0
Brand names	90.7
Core technology and content	734.7
Customer relationships	726.0
Long-term licenses	23.9
Total intangible assets	$1,800.3
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
The estimated fair values of acquired indefinite-lived trade names and finite-lived internally-developed intellectual property ("IP") was determined using the royalty savings method, which is a risk-adjusted discounted cash flow approach. Finite-lived intangible assets valued using the royalty savings method include gaming content and operating system software, casino management systems and game server software (all included within software above), certain product trade names and game cabinet design IP (included in core technology and content above). The royalty savings method values an intangible asset by estimating the royalties saved through ownership of the asset. The royalty savings method requires identifying the future revenue that would be impacted by the trade name or IP asset (or royalty-free rights to the assets), multiplying it by a royalty rate deemed to be avoided through ownership of the asset and discounting the projected royalty savings amounts back to the acquisition date.  The royalty rate used in such valuation was based on a consideration of market rates for similar categories of assets.  The indefinite lived trade names included "Bally" and "SHFL". Game content and operating system software, casino management systems software and game server software is classified as software, net, on the Consolidated Balance Sheet.
The estimated fair values of the acquired PTG IP and Shuffler IP (both included in core technology and content above) and customer relationships were determined using the excess earnings method, which is a risk-adjusted discounted cash flow approach that determines the value of an intangible asset as the present value of the cash flows attributable to such asset after excluding the portion of the cash flows that are attributable to other assets. The contribution to the cash flows that are made by other assets - such as fixed assets, working capital, workforce and other intangible assets, including trade names and game content and design IP - was estimated through contributory asset capital charges. The value of the acquired customer relationship asset is the present value of the attributed post-tax cash flows, net of the post-tax return on fair value attributed to the other assets.
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
The estimated fair value of current and long-term deferred revenue was determined using the bottoms-up approach which involves the application of a normal profit margin to the direct and incremental costs required to fulfill the remaining performance obligation. The costs to fulfill are reflective of those that the Company will incur to fulfill the service and do not

SCIENTIFIC GAMES CORPORATION AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(table amounts are presented in millions, except per share amounts)

include costs such as selling, marketing and training. The estimated fair value of current and long-term deferred revenue is approximately $10.3 million.
The revenue and loss from continuing operations of Bally from the acquisition date through December 31, 2014 are presented below and included in our Consolidated Statements of Operations and Comprehensive Loss. These amounts are not necessarily indicative of the results of operations that Bally would have realized if it had continued to operate as a stand-alone company during the period presented, primarily due to the elimination of certain headcount and administrative costs since the acquisition date resulting from integration activities or due to costs that are now reflected in our unallocated corporate costs and not allocated to Bally.

From November 21, 2014 through December 31, 2014
Revenue	$151.6
Loss from continuing operations	$(21.1)
WMS Acquisition
On October 18, 2013, we acquired all of the outstanding common stock of WMS, a global gaming supplier with a diversified suite of products and strong content creation capabilities, for $1,485.9 million.
We completed the allocation of the purchase price, which resulted in the purchase price exceeding the aggregate fair value of the acquired assets and assumed liabilities at the acquisition date by $381.8 million. Such excess amount has been recognized as goodwill within our Gaming and Interactive business segments. We attribute this goodwill to enhanced financial and operational scale, market diversification, opportunities for synergies, assembled workforce and other strategic benefits. None of the goodwill associated with the acquisition is deductible for income tax purposes and, as such, no deferred taxes have been recorded related to goodwill.
In connection with the WMS acquisition, we incurred $13.7 million of acquisition-related costs which were recorded in SG&A in the Consolidated Statements of Operations and Comprehensive Loss for the year ended December 31, 2013.
The allocation of the purchase price to the fair values of assets acquired and liabilities assumed is presented below:

At October 18, 2013
Current assets	$503.9
Long-term notes receivable	76.2
Property, plant and equipment, net	465.8
Goodwill	381.8
Intangible assets	325.0
Intellectual property	201.2
Other long-term assets	7.8
Total assets	1,961.7
Current liabilities	(158.9)
Deferred income taxes	(166.6)
Long-term liabilities	(150.3)
Total liabilities	(475.8)
Total equity purchase price	$1,485.9
Our estimates of the fair values of tangible assets and identifiable intangible assets are presented below:

SCIENTIFIC GAMES CORPORATION AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(table amounts are presented in millions, except per share amounts)

Fair values at October 18, 2013
Land	$14.9
Real property	110.5
Gaming equipment	230.8
Personal property	109.6
Total property and equipment	$465.8

Trade names	$66.0
Product names	39.3
Customer relationships	131.5
Long-term licenses	88.2
Total intangible assets	$325.0
The fair value of acquired real property was determined primarily using a cost approach, in which we determined an estimated replacement cost for the assets. To estimate the fair value of the land, we utilized the sales comparison approach, which compares the land to properties that have recently been sold in similar transactions. For gaming equipment and other personal property assets, we determined the fair value using cost approaches in which we determined an estimated reproduction or replacement cost, as applicable.
The fair values of acquired indefinite-lived trade names and finite-lived internally-developed IP was determined using the royalty savings method discussed above. Finite-lived intangible assets include certain product trade names, game content and design IP and operating system and game server software. The indefinite-lived trade names include "WMS" and "Williams Interactive".
The fair value of the acquired customer relationships was determined using the excess earnings method discussed above. The fair value of the long-term licenses was determined based on a comparison of rates and terms of the acquired licenses to a portfolio of market comparables to determine if the acquired long term licenses were at rates above or below market. In addition, we recorded a long-term asset and liability related to the minimum guarantee for long-term licenses in accordance with the Company's policy as described in Note 1 (Description of the Business and Summary of Significant Accounting Policies).
The fair value of deferred income taxes was determined by applying the appropriate enacted statutory tax rate to the temporary differences that arose on the differences between the financial reporting value and tax basis of the assets acquired and liabilities assumed.
The revenue and loss from continuing operations of WMS since the acquisition date through December 31, 2013 that are included in our Consolidated Statements of Operations and Comprehensive Loss are presented below. These amounts are not necessarily indicative of the results of operations that WMS would have realized if it had continued to operate as a stand-alone company during the period presented, primarily due to the elimination of certain headcount and administrative costs since the acquisition date that are the result of integration activities or due to costs that are now reflected in our unallocated corporate costs and not allocated to WMS.

From October 18, 2013 through December 31, 2013
Revenue	$144.7
Loss from continuing operations	$(31.4)
As required by ASC 805, the following unaudited pro forma statements of operations for the years ended December 31, 2014, 2013 and 2012 give effect to the Bally acquisition as if it had been completed on January 1, 2013 and give effect to the WMS acquisition as if it had been completed on January 1, 2012. The unaudited pro forma financial information is presented for illustrative purposes only and is not necessarily indicative of what the operating results actually would have been during the periods presented had the Bally acquisition and the WMS acquisition been completed during the periods presented. In addition, the unaudited pro forma financial information does not purport to project future operating results. The pro forma

SCIENTIFIC GAMES CORPORATION AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(table amounts are presented in millions, except per share amounts)

statements of operations do not fully reflect: (1) any anticipated synergies (or costs to achieve synergies) or (2) the impact of non-recurring items directly related to the Bally acquisition or the WMS acquisition.

	Year Ended December 31,
	2014	2013	2012**
Revenue from Consolidated Statements of Operations and Comprehensive Loss	$1,786.4	$1,090.9	$928.6
Add: Bally revenue not reflected in Consolidated Statements of Operations and Comprehensive Loss *	1,159.5	1,358.6	—
Add: WMS revenue not reflected in Consolidated Statements of Operations and Comprehensive Loss	—	567.4	688.5
Unaudited pro forma revenue	$2,945.9	$3,016.9	$1,617.1

	Year Ended December 31,
	2014	2013	2012**
Net loss from continuing operations from Consolidated Statements of Operations and Comprehensive Loss	$(234.3)	$(25.6)	$(43.9)
Add: Bally net loss from continuing operations not reflected in Consolidated Statements of Operations and Comprehensive Loss plus pro forma adjustments described below *	(195.4)	(349.1)	—
Add: WMS net loss from continuing operations not reflected in Consolidated Statements of Operations and Comprehensive Loss plus pro forma adjustments described below	—	(34.7)	(50.4)
Unaudited pro forma net loss from continuing operations	$(429.7)	$(409.4)	$(94.3)
* Bally acquired SHFL on November 25, 2013. Bally revenue and net loss from continuing operations for the year ended December 31, 2013 have been combined with the historical results of SHFL on a pro forma basis to reflect the pro forma results as if Bally acquired SHFL on January 1, 2013.
** Pro forma adjustments for 2012 only include WMS adjustments, as required by ASC 805.
Unaudited pro forma amounts for the Bally acquisition include adjustments to reflect the following:

(1)
An adjustment to reflect additional D&A of $143.7 million and $168.2 million for the years ended December 31, 2014 and 2013, respectively, that would have been charged assuming the fair value adjustments to intangible assets and property and equipment had been applied on January 1, 2013.

(2)
An adjustment to decrease cost of sales by $6.6 million for the year ended December 31, 2014 to reflect the impact of purchase accounting adjustments on the carrying amount of finished goods inventory.

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

(2)	An adjustment to decrease cost of sales by $13.0 million to reflect the impact of purchase accounting adjustments on the carrying amount of inventory for the year ended December 31, 2013.

(3)
An adjustment to reverse acquisition-related fees and expenses of $74.0 million and $2.5 million for the years ended December 31, 2013 and 2012, respectively, as these expenses are deemed non-recurring in nature.

(4)
An adjustment to reflect the additional interest expense of $61.0 million and $83.0 million for the years ended December 31, 2013 and 2012, respectively, that would have been charged assuming our October 18, 2013 credit facilities were in place as of January 1, 2012.

(5)
An adjustment of $12.5 million and $33.3 million for the years ended December 31, 2013 and 2012, respectively, to reverse the U.S. tax expense of WMS under the assumption that the U.S. taxable income of WMS for each period presented would have been offset by U.S. tax attributes of the Company.

Dispositions
In January 2014, we completed the sale of our equity interest in Sportech for cash proceeds of £27.8 million, or $44.9 million, resulting in a gain of approximately £9 million, or $14.5 million, which is reflected as a gain on sale of equity interest in our Consolidated Statements of Operations and Comprehensive Loss for the year ended December 31, 2014.
On March 25, 2013, we completed the sale of our installed base of gaming machines in our pub business for a purchase price of £0.5 million. The pub business was previously included in our Gaming business segment. The revenue and expenses of the discontinued pub operations for the years ended December 31, 2015, 2014, and 2013 were as follows:

	Year Ended December 31,
	2015	2014	2013
Revenue:
Services	$—	$—	$1.8

Operating expenses:
Cost of services (1)	—	—	3.0
Selling, general and administrative	—	—	1.2
Depreciation and amortization	—	—	0.6

Loss from discontinued operations	—	—	(3.0)

Other income, net	—	—	0.8
Income tax expense	—	—	(2.4)

Net loss from discontinued operations	$—	$—	$(4.6)
(1) Exclusive of D&A.

(4) Employee Termination and Restructuring Plans
We recorded pre-tax employee termination and restructuring costs of $21.9 million, $30.7 million and $22.7 million for the years ended December 31, 2015, 2014 and 2013, respectively. No new material employee termination and restructuring plans were initiated during the year ended December 31, 2015. We expect to complete the integration-related restructuring plan actions related to the Bally and WMS integrations as discussed below during 2016. All other employee termination and restructuring actions reported in 2014 were completed as of December 31, 2014 and are not reflected in the tables below.
Bally Integration-Related Restructuring Plan
Upon our acquisition of Bally in November 2014, we began integrating Scientific Games and Bally by implementing our plans to streamline our operations and cost structure. We have recorded costs that meet the criteria under ASC 420, in each of our business segments associated with integration activities that have been initiated in the relevant period. These costs include employee termination costs, costs relating to the exiting of facilities and product lines, as well as costs relating to existing contracts.

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
Employee Termination and Restructuring Costs by Business Segment
The following table presents a summary of employee termination and restructuring costs by business segment related to the restructuring plans described above, including the cumulative costs incurred through December 31, 2015 since the relevant restructuring activities were initiated and the total expected costs related to the relevant restructuring activities that have been initiated. As additional integration-related activities are initiated, we expect to incur additional costs related to those activities.

Business Segment		Employee Termination Costs	Property Costs	Other	Total
Gaming (1)	2015	$10.3	$—	$0.9	$11.2
	Cumulative	28.6	0.9	3.8	33.3
	Expected Total	28.6	0.9	3.8	33.3

Lottery	2015	0.2	—	—	0.2
	Cumulative	3.3	0.4	—	3.7
	Expected Total	3.3	0.4	—	3.7

Interactive	2015	1.4	—	0.1	1.5
	Cumulative	5.2	0.4	5.0	10.6
	Expected Total	5.2	0.4	5.0	10.6

Unallocated corporate (2)	2015	5.0	2.0	2.0	9.0
	Cumulative	16.3	4.3	2.0	22.6
	Expected Total	16.3	4.3	2.0	22.6

Total	2015	$16.9	$2.0	$3.0	$21.9
	Cumulative	$53.4	$6.0	$10.8	$70.2
	Expected Total	$53.4	$6.0	$10.8	$70.2
(1) Other restructuring costs reflect costs related to the exit of two immaterial business lines.
(2) Unallocated corporate employee termination costs primarily relates to an accrual for cash severance due to our former chief executive officer and special termination benefits for the retirement of our chief financial officer.
The following table presents a summary of restructuring charges and the changes in the restructuring accrual during 2015:

	Employee Termination Costs	Property Costs	Other	Total
Balance as of December 31, 2014	$17.9	$1.7	$3.0	$22.6
Accrual additions	16.9	2.0	3.0	21.9
Cash payments	(27.5)	(2.9)	(4.6)	(35.0)
Balance as of December 31, 2015	$7.3	$0.8	$1.4	$9.5

(5) Basic and Diluted Loss Per Common Share

SCIENTIFIC GAMES CORPORATION AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(table amounts are presented in millions, except per share amounts)

Basic loss per common share is computed by dividing net loss available to common stockholders by the weighted-average number of common shares outstanding during the period. Diluted loss per common share gives effect to all potentially dilutive common shares that were outstanding during the period. As of December 31, 2015, 2014 and 2013, we had outstanding stock options and RSUs that could potentially dilute basic earnings per share in the future.
The following represents a reconciliation of the numerator and denominator used in computing basic and diluted income available to common stockholders per common share for the years ended December 31, 2015, 2014 and 2013:

	Years Ended December 31,
	2015	2014	2013
Loss (numerator)
Net loss from continuing operations	$(1,394.3)	$(234.3)	$(25.6)
Net loss from discontinued operations	—	—	(4.6)
Net loss	$(1,394.3)	$(234.3)	$(30.2)
Shares (denominator)
Basic weighted-average common shares outstanding	85.9	84.6	85.0
Diluted weighted-average common shares outstanding	85.9	84.6	85.0
Basic and diluted net loss per share amounts
Basic net loss per share from continuing operations	$(16.23)	$(2.77)	$(0.30)
Basic net loss per share from discontinued operations	—	—	(0.06)
Total basic net loss per share	$(16.23)	$(2.77)	$(0.36)
Diluted net loss per share from continuing operations	$(16.23)	$(2.77)	$(0.30)
Diluted net loss per share from discontinued operations	—	—	(0.06)
Total diluted net loss per share	$(16.23)	$(2.77)	$(0.36)
For all periods presented, basic and diluted loss per share were the same, as any additional common stock equivalents would be anti-dilutive. We excluded 1.8 million, 1.6 million and 2.6 million of stock options from the calculation of diluted weighted-average loss per share for the years ended December 31, 2015, 2014 and 2013, respectively, which would be anti-dilutive due to the net loss in those periods. In addition, we excluded 5.6 million, 5.0 million and 5.2 million RSUs from the calculation of diluted weighted-average loss per share for the years ended December 31, 2015, 2014 and 2013, respectively, which would be anti-dilutive due to the net loss in those periods.

(6) Accounts Receivable, Notes Receivable, Allowance for Doubtful Accounts and Bad Debt
The following summarizes the components of current and long-term accounts and notes receivable, net:

	As of December 31,
	2015	2014
Current:
Accounts receivable	$497.7	$479.5
Notes receivable	180.4	194.6
Allowance for doubtful accounts	(23.3)	(17.0)
Current accounts and notes receivable, net	$654.8	$657.1
Long-term:
Notes receivable, net	51.3	87.5
Total accounts and notes receivable, net	$706.1	$744.6

Credit Quality of Notes Receivable

SCIENTIFIC GAMES CORPORATION AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(table amounts are presented in millions, except per share amounts)

The Company has provided extended payment terms and development financing to certain customers in the form of notes receivable. We carry our notes receivable at face amounts less an allowance for doubtful accounts and imputed interest, if any. Interest income is recognized ratably over the life of the note receivable and any related fees or costs to establish the notes are expensed as incurred, as they are considered insignificant. Actual or imputed interest, if any, is determined based on stated rates or current market rates at the time the note originated and is recorded as interest income in other income (expense), net, ratably over the payment period. We generally impute interest income on notes receivable with terms greater than one year that do not contain a stated interest rate. The interest rates on our outstanding notes receivable ranged from 4.0% to 10.4% at December 31, 2015 and 2014. Our policy is to generally recognize interest on our notes receivable until the note receivable is deemed non-performing, which we define as a note on which payments are over 180 days past due. The amount of our non-performing notes was immaterial at December 31, 2015 and 2014.
We monitor the credit quality of our accounts and notes receivable by reviewing an aging of customer invoices. Invoices are considered past due if a scheduled payment is not received within agreed-upon terms. We also review a variety of other relevant qualitative information such as collection experience, economic conditions and customer-specific financial conditions to evaluate credit risk in recording the allowance for doubtful accounts or as an indicator of an impaired loan. Where possible, we seek payment deposits, collateral, pledge agreements, bills of exchange, foreign bank letters of credit, post-dated checks or personal guarantees with respect to notes receivable from our customers. However, the majority of our international notes receivable do not have these features. Currently, we have not sold our notes receivable to third parties; therefore, we do not have any off-balance sheet liabilities for factored receivables.
Over the past few years, the government authorities in Argentina had limited the exchange of pesos into U.S. dollars and the transfer of funds from Argentina. In December 2015, the newly elected government removed the limitations of the previous government and also devalued the “official” peso to the market rate. Our accounts and notes receivable, net, from customers in Argentina at December 31, 2015 was $15.4 million, which is denominated in U.S. dollars, although, under the terms of our arrangements with our customers in Argentina, they are required to pay us in pesos at the spot exchange rate between the peso and the U.S. dollar on the date of payment. With the recent devaluation of the peso, our customers will now have to pay more pesos to reduce their obligations. In evaluating the collectability of customer receivables in Argentina at December 31, 2015, we specifically evaluated recent government actions, payments, receivable aging, any additional security or collateral we had (bills of exchange, pledge agreements, etc.) and other facts and circumstances relevant to our customers’ ability to pay. Our customers in Argentina have continued to pay us in pesos based on the spot exchange rate between the peso and the U.S. dollar on the payment date. We collected $32.7 million of outstanding receivables from customers in Argentina during the year ended December 31, 2015.
Recent government actions and challenges affecting the gaming industry in Mexico have increased the credit quality risk with respect to certain of our current Mexico customers. Our accounts and notes receivable, net, from these certain customers in Mexico at December 31, 2015 was $36.2 million. We collected $33.4 million of outstanding receivables from these customers during the year ended December 31, 2015.
The following summarizes the components of total notes receivable, net:

	December 31, 2015	Balances over 90 days past due	December 31, 2014	Balances over 90 days past due
Notes receivable:
Domestic	$62.4	$2.6	$95.3	$7.9
International	169.8	26.6	186.8	12.0
Total notes receivable	232.2	29.2	282.1	19.9

Notes receivable allowance for doubtful accounts:
Domestic	(2.6)	(2.5)	—	—
International	(10.6)	(9.5)	(5.9)	(3.5)
Total notes receivable allowance for doubtful accounts	(13.2)	(12.0)	(5.9)	(3.5)

Notes receivable, net	$219.0	$17.2	$276.2	$16.4
At December 31, 2015, 7.9% of our total notes receivable, net, was past due by over 90 days compared to 5.9% at December 31, 2014.

SCIENTIFIC GAMES CORPORATION AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(table amounts are presented in millions, except per share amounts)

The following tables detail our evaluation of notes receivable for impairment as of December 31, 2015 and 2014:

	As of December 31, 2015	Ending Balance Individually Evaluated for Impairment	Ending Balance Collectively Evaluated for Impairment
Notes receivable:
Domestic	$62.4	$20.7	$41.7
International	169.8	101.8	68.0
Total notes receivable	$232.2	$122.5	$109.7

	As of December 31, 2014	Ending Balance Individually Evaluated for Impairment	Ending Balance Collectively Evaluated for Impairment
Notes receivable:
Domestic	$95.3	$36.1	$59.2
International	186.8	121.0	65.8
Total notes receivable	$282.1	$157.1	$125.0
The following table reconciles the allowance for doubtful notes receivable from December 31, 2014 to December 31, 2015:

	Total	Ending Balance Individually Evaluated for Impairment	Ending Balance Collectively Evaluated for Impairment
Beginning balance at December 31, 2014	$5.9	$5.9	$—
Charge-offs	(0.8)	(0.8)	—
Recoveries	(1.0)	(0.9)	(0.1)
Provision	9.1	8.7	0.4
Ending balance at December 31, 2015	$13.2	$12.9	$0.3
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
There were no significant modifications during the year ended December 31, 2015. The following summarizes the notes receivable financing terms that were modified during the year ended December 31, 2014:

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
In certain international jurisdictions, we offer extended financing terms to our customers. Such financing activities subject us to increased credit risk, which could be exacerbated by, among other things, unfavorable economic conditions or political or economic instability in those regions. Our notes receivable were concentrated in the following international gaming jurisdictions at December 31, 2015:

Mexico	19%
Peru	16%
Australia	9%
Columbia	7%
Argentina	5%
Other (less than 5% individually)	18%
International	74%

(7) Inventories
Inventories consisted of the following:

	As of December 31,
	2015	2014
Parts and work-in-process	$118.3	$105.7
Finished goods	130.2	159.9
Total inventories	$248.5	$265.6
Parts and work-in-process include parts for gaming machines, lottery terminals and instant lottery ticket materials, as well as labor and overhead costs for work-in-process associated with the manufacturing of instant lottery games and lottery terminals. Our finished goods inventory primarily consists of gaming machines for sale, instant games for our Participation arrangements and licensed branded merchandise.

(8) Property and Equipment, net

SCIENTIFIC GAMES CORPORATION AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(table amounts are presented in millions, except per share amounts)

Gaming and lottery machinery and equipment, including assets under capital leases, were as follows:

	As of December 31,
	2015	2014
Gaming equipment	$770.8	$799.9
Less: accumulated depreciation	(274.0)	(279.1)
Gaming equipment, net	496.8	520.8

Lottery machinery and equipment	313.8	311.7
Less: accumulated depreciation	(238.3)	(207.4)
Lottery machinery and equipment, net	75.5	104.3

Total gaming and lottery machinery and equipment, net	$572.3	$625.1
Property and equipment, net consisted of the following:

	As of December 31,
	2015	2014
Land	$38.5	$43.0
Buildings and leasehold improvements	185.2	206.3
Furniture and fixtures	36.0	36.2
Construction in progress	25.5	11.7
Other property and equipment, at cost	271.0	297.8
Less: accumulated depreciation	(334.5)	(207.3)
Property and equipment, net	$221.7	$387.7

Total property and equipment, net	$794.0	$1,012.8
Depreciation expense for the years ended December 31, 2015, 2014 and 2013 was $354.7 million, $269.6 million and $126.9 million, respectively. Cost of equipment (and related start-up costs) associated with specific gaming and lottery contracts and internal use software projects are recorded as construction in progress and not depreciated until placed in service. When the equipment is placed into service, the related costs are transferred from construction in progress to lottery machinery and equipment, gaming equipment or other property and equipment, and we commence depreciation. Depreciation expense is excluded from cost of services, cost of product sales and other operating expenses and is separately included with amortization expense on the Consolidated Statements of Operations and Comprehensive Loss.
As described in Note 1 (Description of the Business and Summary of Significant Accounting Policies), our policy is to periodically review the estimated useful lives of our fixed assets. We also assess the recoverability of long-lived assets (or asset groups) whenever events or changes in circumstances indicate that the carrying amount of such an asset (or asset groups) may not be recoverable. Recoverability of assets to be held and used is measured by a comparison of the carrying amount of the asset to the expected net future undiscounted cash flows to be generated by that asset. If it is determined that an impairment has occurred, the amount of the impairment recorded is equal to the excess of the asset's carrying amount over its estimated fair value, which is generally derived from a discounted cash flow model.
As a result of our acquisition of Bally in the fourth quarter of 2014, we determined that we would consolidate our gaming machine manufacturing to Las Vegas, Nevada and sell our manufacturing facility in Waukegan, Illinois. As a result, we recorded a $9.4 million impairment on the Waukegan facility during the fourth quarter of 2014. In June 2015, we ceased manufacturing operations at our Waukegan facility and began marketing the facility for sale. During the fourth quarter of 2015, as a result of the reduction in demand for large manufacturing facilities in the Illinois area, we recorded a $6.6 million additional impairment to adjust the carrying amount of the Waukegan facility to fair value less expected selling costs. These charges were included in D&A in the Consolidated Statements of Operations and Comprehensive Loss for the years ended December 31, 2015 and 2014. In addition, we listed two of our Gaming R&D facilities in Chicago, Illinois for sale during

SCIENTIFIC GAMES CORPORATION AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(table amounts are presented in millions, except per share amounts)

December 2015. The Waukegan and Chicago facilities, which we expect to sell in 2016, are part of our Gaming business segment and represent $16.7 million of land and buildings, which are classified as held for sale within prepaid expenses, deposits and other current assets in our Consolidated Balance Sheets as of December 31, 2015.
During the second quarter of 2015, we initiated plans to sell a facility in Reno, Nevada, and consolidate our operations into one of our leased facilities, which supports sales, distribution, WAP operations and development operations for our Gaming business segment. In June 2015, we recorded a $4.9 million impairment of this facility to adjust the carrying amount to fair value less cost to sell. This charge is included in D&A in the Consolidated Statements of Operations and Comprehensive Loss for the year ended December 31, 2015. In August 2015, we executed an agreement to sell the Reno facility at a price that materially approximated the fair value less cost to sell, and the sale closed in November 2015.
During the fourth quarter of 2015, we recorded $11.9 million in accelerated D&A of property and equipment related to our instant games operations. In addition, during 2015, 2014 and 2013, we recorded long-lived asset impairments of $1.9 million, $4.2 million and $2.5 million, respectively, related to lottery systems or underperforming U.S. lottery contracts. See Note 16 (Fair Value Measurements). During 2013, we lowered our estimated useful lives for gaming machines deployed to our U.K. LBO customers relative to historical estimates due to market changes that we believe impacted the replacement cycle of these gaming machines and recorded accelerated depreciation related to our change in estimated lives of $8.7 million.
Upon our acquisition of Bally in November 2014, we began integrating Scientific Games and Bally and implementing our plans to streamline our product offerings, operations and cost structure. As a result of these plans, during 2015 and 2014, we recorded $15.8 million and $14.5 million, respectively, of accelerated depreciation on certain equipment assets included in our Gaming business segment. In December 2013, we initiated a reorganization plan to exit our instant lottery game operations in Mexico. We recorded $3.1 million of accelerated D&A in 2013 related to this reorganization plan.
During 2015, the Gaming business segment disposed of certain fully depreciated gaming assets with a historical cost of $59.9 million. This disposal had no impact on Property and equipment, net in our Consolidated Balance Sheets as of December 31, 2015 or D&A in the Consolidated Statements of Operations and Comprehensive Loss for the year ended December 31, 2015.
The impairment charges and accelerated depreciation expense discussed above are included in D&A in our Consolidated Statements of Operations and Comprehensive Loss for the years ended December 31, 2015, 2014, and 2013, respectively. The aggregate amount of impairments and accelerated depreciation charges related to our property and equipment assets reflected in D&A in our Consolidated Statements of Operations and Comprehensive Loss for the years ended December 31, 2015, 2014 and 2013 are $41.1 million, $21.7 million, and $14.3 million, respectively.
(9) Intangible Assets, net and Goodwill
Intangible Assets, net
The following tables present certain information regarding our intangible assets as of December 31, 2015 and 2014. Amortizable intangible assets are being amortized on a straight-line basis over their estimated useful lives with no estimated residual values, which materially approximates the expected pattern of use.

SCIENTIFIC GAMES CORPORATION AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(table amounts are presented in millions, except per share amounts)

Intangible Assets	Gross Carrying Amount	Accumulated Amortization	Impairment Charges	Net Balance	Weighted Average Life
Balance as of December 31, 2015
Amortizable intangible assets:
Patents	$26.8	$12.5	$—	$14.3	11.9
Customer relationships	877.7	109.1	—	768.6	13.7
Licenses	326.1	91.6	—	234.5	4.8
Intellectual property (1)	731.1	124.5	—	606.6	6.1
Trade names	226.1	1.9	128.6	95.6	14.7
Brand names	124.0	18.9	—	105.1	7.9
Non-compete agreements	0.3	0.3	—	—	—
	2,312.1	358.8	128.6	1,824.7	8.1
Non-amortizable intangible assets:
Trade names	97.4	2.1	—	95.3	indefinite
Total intangible assets	$2,409.5	$360.9	$128.6	$1,920.0
Balance as of December 31, 2014
Amortizable intangible assets:
Patents	$17.9	$8.4	$—	$9.5	8.7
Customer relationships	883.2	46.7	—	836.5	13.5
Licenses	332.8	88.5	—	244.3	5.0
Intellectual property (1)	736.3	19.5	—	716.8	8.6
Brand names	128.2	5.3	—	122.9	9.2
Non-compete agreements	0.3	0.2	—	0.1	—
Lottery contracts	1.5	1.5	—	—	—
	2,100.2	170.1	—	1,930.1	9.3
Non-amortizable intangible assets:
Trade names	329.6	2.1	6.0	321.5	indefinite
Total intangible assets	$2,429.8	$172.2	$6.0	$2,251.6

(1) Includes $33 million of in-process R&D assets that will not be subject to amortization until they reach commercial feasibility.
The aggregate intangible asset amortization expense for the years ended December 31, 2015, 2014 and 2013 was $374.1 million, $89.0 million and $35.9 million, respectively. The estimated intangible asset amortization expense for the year ending December 31, 2016 and each of the subsequent four years is $225.4 million, $218.6 million, $229.9 million, $199.4 million and $154.6 million, respectively.
Indefinite-Lived Assets
We conduct impairment tests of our indefinite-lived assets annually in the fourth quarter of each fiscal year, or more frequently if events or changes in circumstances indicate that it is more likely than not that the fair value of an indefinite-lived asset is less than its carrying amount or when circumstances no longer continue to support an indefinite useful life. During the second quarter of 2015, as a result of an interim review of indefinite-lived trade name assets, we recorded an impairment charge of $25.0 million, with a $9.5 million tax benefit, to reduce the carrying amount of one of our trade name assets to its fair value. This impairment is included in D&A in our Consolidated Statements of Operations and Comprehensive Loss for the year ended December 31, 2015.
During the third quarter of 2015 and in conjunction with our introduction of a new SG-branded gaming cabinet, we determined that circumstances no longer continued to support an indefinite useful life for certain of our indefinite-lived trade name assets in our Gaming business segment. In connection with this determination and as required by ASC 350, we performed

SCIENTIFIC GAMES CORPORATION AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(table amounts are presented in millions, except per share amounts)

a quantitative impairment test for our SG gaming-related trade name assets, which consisted of a comparison of the fair value of each trade name asset to its respective carrying amount. In the event that the fair value of a trade name asset is less than its carrying amount, the difference is recorded as an impairment charge. We estimated the fair value of the trade name assets using the relief-from-royalty method, which uses several significant assumptions, including an estimated royalty rate, revenue projections that consider historical and estimated future results and general economic and market conditions, as well as the impact of planned business and operational strategies. The following estimates and assumptions were used in applying the relief-from-royalty method:

•	Royalty rates between 0.5% and 1.0% based on market-observed royalty rates; and

•	A discount rate of 9.0% based on the required rate of return for the trade name assets.

Based on the estimated fair value of the trade name assets, we recorded a non-cash impairment charge of $103.6 million, with a tax benefit of $38.8 million during the third quarter of 2015. This impairment is included in D&A in our Consolidated Statements of Operations and Comprehensive Loss for the year ended December 31, 2015. The change in useful life determination was treated as a change in estimate with the new $97.5 million carrying amount of the trade name assets being amortized on a straight-line basis over a fifteen-year period beginning in the fourth quarter of 2015, which materially approximates the expected pattern of use over the remaining useful life. The fifteen-year estimated useful life is a matter of management judgment, which we believe materially represents the period over which the trade name assets will contribute to the future cash flows of the Gaming business segment and is consistent with our policies for assigning useful lives as disclosed in Note 1 (Description of the Business and Summary of Significant Accounting Policies).

The aggregate amount of impairment charges for our trade name assets reflected in D&A in our Consolidated Statements of Operations and Comprehensive Loss for the years ended December 31, 2015, 2014 and 2013 was $128.6 million, $6.0 million, and $0, respectively.

Our annual impairment tests as of October 1, 2015 produced estimated fair values in excess of the carrying amounts for all of our remaining indefinite-lived intangible assets. Accordingly, no additional impairment charges were recorded during the fourth quarter of 2015.

Goodwill
We test goodwill for impairment at the reporting unit level by comparing the carrying amount of each reporting unit to its fair value using a quantitative two step test in accordance with ASC 350-20. We conduct impairment tests of goodwill annually in the fourth quarter of each fiscal year, or more frequently if events or changes in circumstances indicate that it is more likely than not that the fair value of a reporting unit is less than its carrying amount. If the indicated fair value of the reporting unit is greater than its carrying amount, goodwill is not considered impaired. In the event that the fair value of the reporting unit is less than its carrying amount, the amount of the impairment loss, if any, will be measured by comparing the implied fair value of goodwill to its carrying amount.

We reviewed our operating segments in accordance with ASC 350 to determine if additional reporting units exist within our operating segments based on the availability of discrete financial information that is regularly reviewed by segment management. For additional business segment information, see Note 2 (Business Segments). We determined that we have eight reporting units as of our October 1, 2015 goodwill impairment testing date: instant products, U.S. lottery systems, international lottery systems, SG gaming, legacy U.K. gaming, casino management systems, table products, and interactive. There were no subsequent changes to this determination through December 31, 2015. These are the same reporting units that we determined at December 31, 2014.

SG Gaming Impairment Charge

During the third quarter of 2015, we identified certain events and circumstances, which impacted our SG gaming reporting unit and required the performance of an interim goodwill impairment test. Specifically, market-related factors negatively impacting gaming machine unit demand and the number of gaming machines leased by our customers coupled with fewer than anticipated new casino openings and expansions have resulted in continued declines in our gaming machine sales and participation game revenues. A prolonged reduction in customer spending on new gaming machine units, a lack of new casino openings, economic and political conditions impacting unit sales and participation game revenues in certain international jurisdictions and cost reduction initiatives undertaken by certain of our customers during the third quarter of 2015 have all negatively impacted our SG gaming reporting unit. These conditions have culminated in a change in outlook for the SG gaming

SCIENTIFIC GAMES CORPORATION AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(table amounts are presented in millions, except per share amounts)

reporting unit during the third quarter of 2015, which we identified as an indicator of goodwill impairment. Our SG gaming reporting unit is included in our Gaming business segment, which is reflected in the goodwill segment table below.

In performing the interim step one goodwill impairment test for our SG gaming reporting unit, we determined that the indicated fair value of our SG gaming reporting unit was less than its carrying amount. For purposes of the step one test under ASC 350-20, we estimated the fair value of the SG gaming reporting unit using both an income approach that analyzed projected discounted cash flows and a market approach that considered both comparable public companies as well as comparable industry transactions. In determining the fair value of our SG gaming reporting unit, we have given more weight to the income approach than to the market approach due to a relatively small number of comparable companies within our industry and absence of a significant volume of recent comparable industry transactions.

In calculating the fair value of our SG gaming reporting unit using the income approach, we used projections of revenues, profit margin, operating costs, capital expenditures and cash flows that considered historical and estimated future results and general economic and market conditions, as well as the impact of planned business and operational strategies. The following estimates and assumptions were also used in the discounted cash flow analysis:

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

Additionally, under the market approach, we used other significant observable inputs including various peer company comparisons and industry transaction data. Refer to Note 16 (Fair Value Measurements) for additional information.

As the step one test indicated a possible impairment in the carrying amount of our SG gaming reporting unit goodwill, we proceeded to perform step two of the impairment test to determine the amount of goodwill impairment to be recorded, if any. The amount of the impairment is calculated by comparing the implied fair value of the goodwill to its carrying amount, which requires us to allocate the fair value determined in the step one test to the individual assets and liabilities of the reporting unit. Any remaining fair value would represent the implied fair value of goodwill as of the testing date.

Based on the results of our goodwill impairment analysis for our SG gaming reporting unit, we recorded $935.0 million non-cash impairment charge with no tax benefit for the year ended December 31, 2015.

U.S. Lottery Systems Impairment Charge

Based on the results of our annual goodwill impairment test for our U.S. lottery systems reporting unit, we recorded a goodwill impairment charge of $67.6 million, which resulted in a tax benefit of $24.9 million, during the fourth quarter of 2015. The impairment charge resulted from an accumulation of various internal and external factors, including our consideration of the U.S lottery industry outlook, our failure to win anticipated new U.S. lottery system contracts, intense price-based competition and requirements for up-front cash-based payments.

For purposes of the step one test under ASC 350-20, we estimated the fair value of the U.S. lottery systems reporting unit using both an income approach that analyzed projected discounted cash flows and a market approach that considered comparable public companies. In determining the fair value of our U.S. lottery systems reporting unit, we have given more weight to the income approach than to the market approach due to a relatively small number of comparable companies within our industry.

In calculating the fair value of our U.S. lottery systems reporting unit using the income approach, we used projections of revenues, profit margin, operating costs, capital expenditures and cash flows that considered historical and estimated future results and general economic and market conditions, as well as the impact of planned business and operational strategies. In developing these projections and as part of our annual budget process, we also took into account unanticipated recent contract losses, lack of anticipated contract wins and increased price-based competition, as well as the updated U.S. lottery industry outlook for fiscal year 2016. The following estimates and assumptions were used in the discounted cash flow analysis:

•	A terminal revenue growth rate of 2.0% based on long term nominal growth rate potential;

SCIENTIFIC GAMES CORPORATION AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(table amounts are presented in millions, except per share amounts)

•	A terminal profit margin percentage reflecting our historical and forecasted profit margins;

•	Assumptions regarding future capital expenditures reflective of maintaining and renewing our current customer contracts under normalized operations; and

•	An overall discount rate of 8% based on our weighted average cost of capital for the U.S. lottery systems reporting unit.

As the step one test indicated a possible impairment in the carrying amount of our U.S. lottery systems reporting unit goodwill, we proceeded to perform step two of the impairment test to determine the amount of goodwill impairment to be recorded, if any. The amount of any impairment is calculated by comparing the implied fair value of the goodwill to its carrying amount, which requires us to allocate the fair value determined in the step one test to the individual assets and liabilities of the reporting unit. Any remaining fair value represents the implied fair value of goodwill as of the testing date. The aforementioned fair value allocation analysis indicated no implied fair value of goodwill, resulting in the impairment charge. The U.S. lottery systems reporting unit is included in our Lottery business segment, which is reflected in the goodwill segment table below.

Other Reporting Units

Our annual impairment tests as of October 1, 2015 produced estimated fair values substantially in excess of their carrying amounts for each of our instant products, international lottery systems, casino management systems, table products and interactive reporting units, which we, based on our judgment, defined as 20% or greater fair value in excess of carrying amount. Although the estimated fair value of our legacy U.K. gaming reporting unit was in excess of its carrying amount, a decrease in the fair value of more than 17% could potentially result in an impairment of goodwill. Additionally, future declines in our SG gaming reporting unit fair value could result in additional goodwill impairment charges.

The table below reconciles the change in the carrying amount of goodwill, by business segment, for the period from December 31, 2013 to December 31, 2015.

Goodwill	Gaming	Lottery	Interactive	Totals
Balance as of December 31, 2013	$612.7	$513.9	$56.5	$1,183.1
Acquisitions	2,902.8	—	53.3	2,956.1
Foreign currency adjustments	(15.8)	(15.1)	—	(30.9)
Balance as of December 31, 2014	3,499.7	498.8	109.8	4,108.3
Foreign currency adjustments	(78.7)	(13.3)	—	(92.0)
Impairment charges	(935.0)	(67.6)	—	(1,002.6)
Balance as of December 31, 2015	$2,486.0	$417.9	$109.8	$3,013.7

(10) Software, net
Software, net consisted of the following:

	As of December 31,
	2015	2014
Software	$854.2	$812.1
Accumulated amortization	(368.3)	(219.4)
Software, net	$485.9	$592.7
During the fourth quarter of 2014, we recorded $308.3 million of software associated with our acquisition of Bally. In the years ended December 31, 2015 and 2014, we capitalized $28.0 million and $47.9 million, respectively, of software systems development costs. The total amount charged to amortization expense for amortization of software costs was $174.4 million, $95.7 million and $39.6 million for the years ended December 31, 2015, 2014 and 2013, respectively.
During the year ended December 31, 2014, we recorded accelerated amortization expense of $3.8 million related to software in our Gaming business for a product we are discontinuing. During the year ended December 31, 2013, we recorded accelerated amortization expense of $8.0 million related to the write-down of certain development costs including $4.6 million

SCIENTIFIC GAMES CORPORATION AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(table amounts are presented in millions, except per share amounts)

related to software for a line of gaming machines we discontinued as a result of our reorganization plans and $3.4 million related to software in our Gaming business for a product we discontinued.

(11) Equity Investments
At December 31, 2015, we had investments in the entities described below, which are accounted for using the equity method of accounting (other than RCN, as discussed below). We record income or loss from equity method investments as "Earnings (loss) from equity investments" in the Consolidated Statements of Operations and Comprehensive Loss and record the carrying amount of each investment in "Equity investments" in the Consolidated Balance Sheets.
LNS
We own a 20% equity interest in LNS, an entity comprised principally of us, Gtech S.p.A, a subsidiary of International Gaming Technology PLC ("IGT") and Arianna 2001, a company owned by the Federation of Italian Tobacconists, that was awarded the concession from the Italian Monopoli di Stato to be the exclusive operator of the Italian Gratta e Vinci instant game lottery beginning in October 2010. The concession has an initial term of nine years and could be extended by the Monopoli di Stato for an additional nine years. LNS succeeded Consorzio Lotterie Nazionali ("CLN"), a consortium comprised of essentially the same group that owns LNS, as holder of the concession. Under the new concession, we are the primary supplier of instant lottery games for LNS, as we were under the prior concession. CLN, which had held the concession since 2004, is being wound up, with the bulk of its assets having been transferred to LNS. As of December 31, 2015, our investment in CLN was $1.8 million. LNS paid €800.0 million, or $1,089.8 million in upfront fees in 2010 under the terms of the new concession. We paid our pro rata share of these fees to LNS in 2010. The upfront fees associated with the new concession are amortized by LNS (€89.0 million, or $97.7 million each year of the new concession on a pre-tax basis), which reduces our earnings from our equity investment in LNS. Our share of the amortization is €18.0 million, or $19.8 million each year on a pre-tax basis. Subject to applicable limitations, we are entitled to receive from LNS annual cash dividends as well as periodic return of capital payments over the life of the concession.
For the years ended December 31, 2015, 2014 and 2013, we recorded $15.0 million, $17.6 million and $17.9 million, respectively, representing our share of earnings of LNS. We recognized revenue from the sale of instant games to LNS during the years ended December 31, 2015, 2014 and 2013 of $46.6 million, $47.1 million and $52.0 million, respectively. As of December 31, 2015 we had accounts receivable of $10.0 million from LNS. We received dividends of $14.5 million, $18.5 million and $18.3 million from LNS and CLN for the years ended December 31, 2015, 2014 and 2013, respectively. We received distributions of capital of $16.9 million, $31.5 million and $17.6 million from LNS and CLN during the years ended December 31, 2015, 2014 and 2013, respectively.
Northstar Illinois
We own a 20% equity interest in Northstar Illinois, an entity formed with Gtech Corporation ("Gtech"), a subsidiary of IGT to be the private manager for the Illinois Lottery. Northstar Illinois manages the day-to-day operations of the lottery under a PMA with the State of Illinois which commenced in January 2011 and has a 10-year term. Northstar Illinois is responsible for annual shortfall payments to the Illinois Lottery to the extent predetermined net income targets in the PMA are not achieved. Under our supply agreement with Northstar Illinois, we are responsible for the design, development, manufacturing, warehousing and distribution of instant lottery games and are compensated based on a percentage of retail sales.
In August 2015, Northstar Illinois, the State of Illinois, SGI and Gtech entered into a termination agreement with respect to the PMA. The termination agreement contemplates, among other things, (1) a $10.0 million net income shortfall payment for the lottery’s 2015 fiscal year, (2) termination of the PMA in January 2017 (subject to possible extension by mutual agreement of the State of Illinois and Northstar Illinois in 3- to 6-month increments), (3) that, following December 2014, Northstar Illinois will no longer be entitled to any incentive compensation payments and will no longer be liable for any shortfall payments following the $10.0 million shortfall payment for the lottery's 2015 fiscal year, (4) reimbursement of Northstar Illinois for certain costs it incurs in transitioning its obligations under the PMA, (5) continuation of our instant lottery game supply agreement (and Gtech’s lottery systems supply agreement) with Northstar Illinois until July 2017, subject to a reduced rate structure and (6) our right to negotiate a new supply agreement with any manager that replaces Northstar Illinois and our ability to participate in the procurement process for such replacement manager.
During the second quarter of 2015, we recorded a charge of $2.0 million, representing our 20% share of the estimated $10 million net income shortfall payment for the lottery's fiscal year ended June 30, 2014, which is recorded in earnings (loss)

SCIENTIFIC GAMES CORPORATION AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(table amounts are presented in millions, except per share amounts)

from equity investments in our Consolidated Statements of Operations and Comprehensive Loss for the year ended December 31, 2015.
For the years ended December 31, 2015, 2014 and 2013, we recorded in earnings (loss) from equity investments in our Consolidated Statements of Operations and Comprehensive Loss losses of $2.7 million, $34.8 million (inclusive of a $19.7 million non-cash impairment charge to write down our investment in Northstar Illinois), and $4.5 million, respectively. We recognized revenue from the sale of instant games to Northstar Illinois during the years ended December 31, 2015, 2014 and 2013 of $20.8 million, $24.5 million and $25.0 million, respectively. As of December 31, 2015, we had accounts receivable of $27.6 million from Northstar Illinois. We received no dividends or distributions of capital from Northstar Illinois during the years ended December 31, 2015, 2014 and 2013.
Northstar New Jersey
We own a 17.69% equity interest in Northstar New Jersey, the operating entity comprised of us, Gtech and a subsidiary of the administrator of the Ontario Municipal Employees Retirement System that executed a long-term services agreement to provide marketing and sales services to the New Jersey Lottery until 2029. In connection with the execution of the services agreement, Northstar New Jersey made a $120.0 million payment to the State, of which we contributed our pro rata portion of $21.5 million. Services under Northstar New Jersey's agreement with the New Jersey Lottery commenced on October 1, 2013. We account for our investment in Northstar New Jersey as an equity method investment due to our significant influence through our substantive participating and minority interest protection rights with respect to the entity. We contributed an additional $7.2 million to Northstar New Jersey during the year ended December 31, 2013 representing our pro rata portion of its initial working capital requirements.
Northstar New Jersey is entitled to receive annual incentive compensation payments from the State to the extent the lottery's net income for the applicable year exceeds specified target levels, subject to a cap of 3% of the applicable year's net income. Northstar New Jersey is responsible for payments to the State of New Jersey to the extent certain net income targets are not achieved by the New Jersey Lottery, subject to a cap of 2% of the applicable year’s net income and a $20.0 million shortfall payment credit that was fully utilized by the end of the fourth quarter of 2015. In addition, pursuant to a December 2015 amendment to the Northstar New Jersey services agreement, the State will be entitled to additional amounts for each of the lottery’s 2016-2018 fiscal years to the extent the sum of the New Jersey Lottery’s net income and the net income shortfall payments paid to the State by Northstar New Jersey (if any) for the applicable year fall below certain guaranteed amounts. We may be required to make capital contributions to Northstar New Jersey to fund our pro rata share of any shortfall payments that are payable to the State under the services agreement.
In December 2015, pursuant to the terms of the amendment to its services agreement discussed above, (i) Northstar New Jersey made a $15.4 million payment to the State, of which we contributed our pro rata portion of $2.7 million, representing consideration in connection with the terms and conditions of the amendment and (ii) Northstar New Jersey satisfied the $5.9 million net income shortfall payment owed to the State for the lottery’s fiscal year ended June 30, 2015 with the remainder of the $20.0 million shortfall payment credit.
Under separate supply agreements, we provide Northstar New Jersey with instant games and related services and Gtech provides Northstar New Jersey with lottery systems equipment and related services. We have a 30% economic interest (and are responsible for 30% of the capital requirements) associated with these supply arrangements. We own a 30% equity interest in Northstar SupplyCo New Jersey, LLC ("Northstar SupplyCo."), an entity we formed with Gtech in connection with these supply arrangements. During the year ended December 31, 2014 we contributed $3.7 million pursuant to the terms of the operating agreement of Northstar SupplyCo. No contributions were made to Northstar SupplyCo during the year ended December 31, 2015.
For the years ended December 31, 2015, 2014, and 2013, we recorded in earnings (loss) from equity investments in our Consolidated Statements of Operations and Comprehensive Loss losses of $4.0 million, $3.7 million and income of $0.9 million, respectively, representing our share of the combined losses and earnings of Northstar New Jersey and Northstar SupplyCo. We recognized revenue of $18.3 million, $12.7 million and $1.2 million, respectively, from the sale of instant games to Northstar New Jersey during the years ended December 31, 2015, 2014 and 2013. As of December 31, 2015, we had accounts receivable of $0.4 million from Northstar New Jersey. We received no dividends or distributions of capital from Northstar New Jersey or Northstar SupplyCo. during the years ended December 31, 2015, 2014 and 2013.
Hellenic Lotteries

SCIENTIFIC GAMES CORPORATION AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(table amounts are presented in millions, except per share amounts)

We own a 16.5% equity interest in Hellenic Lotteries, a company we formed with OPAP S.A. and Intralot S.A. In July 2013, Hellenic Lotteries was granted a 12-year concession for the exclusive rights to the production, operation and management of instant game and certain traditional lotteries in Greece. We account for our investment in Hellenic Lotteries as an equity method investment due to our significant influence through our substantive participating and minority interest protection rights with respect to the entity. In connection with the concession, Hellenic Lotteries paid an upfront fee of €190.0 million, or $252.0 million, to the Greek government, of which we contributed our pro rata portion of €31.4 million, or $41.6 million. In addition to our portion of the upfront payment, we contributed an additional €0.3 million, or $0.4 million to Hellenic Lotteries for working capital requirements, resulting in aggregate contributions of €31.7 million, or $42.0 million for the year ended December 31, 2013. Hellenic Lotteries is responsible for a monthly fee to the Greek government equal to a percentage of gross gaming revenue. In July 2013, we executed an instant games supply agreement with Hellenic Lotteries, pursuant to which we will be the exclusive provider of instant games and design services to Hellenic Lotteries and will also be responsible for certain advisory services applicable to all lottery games included in the concession. Operations under the concession agreement commenced in May 2014.
For the years ended December 31, 2015 and 2014, we recorded in earnings (loss) from equity investments in our Consolidated Statements of Operations and Comprehensive Loss income of $1.7 million and $2.3 million, respectively, representing our share of the earnings of Hellenic Lotteries. We recognized revenue of $6.0 million and $6.3 million from the sale of instant games to Hellenic Lotteries during the years ended December 31, 2015 and 2014 respectively. As of December 31, 2015, we had accounts receivable of $2.6 million from Hellenic Lotteries. We received a dividend of $2.0 million and a distribution of capital of $12.0 million during the year ended December 31, 2015. We received no dividends or distributions of capital during the years ended December 31, 2014 and 2013.
CSG
On October 12, 2007, we invested $7.4 million for a 49% equity interest in CSG. CSG established an instant game manufacturing facility that produces instant lottery games for sale to the China Sports Lottery for a 15-year period that began in 2009. For the years ended December 31, 2015, 2014 and 2013, we recorded in earnings (loss) from equity investments in our Consolidated Statements of Operations and Comprehensive Loss income of $3.4 million, $6.0 million and $6.9 million, respectively, representing our share of the earnings of CSG. We are also entitled to a royalty fee from CSG for intellectual property rights equal to 1% of the total gross profits distributed by CSG. We received dividends of $3.1 million, $6.4 million and $6.3 million from CSG for the years ended December 31, 2015, 2014 and 2013, respectively. We received no distributions of capital from CSG during the years ended December 31, 2015, 2014 and 2013, respectively.
GLB
On November 15, 2007, we acquired a 50% equity interest in the ownership of GLB, a provider of instant lottery game validation and inventory management systems to all of the China Welfare Lottery provincial jurisdictions, for $28.0 million. For the years ended December 31, 2015, 2014 and 2013, we recorded in earnings (loss) from equity investments in our Consolidated Statements of Operations and Comprehensive Loss income of $0.2 million, income of $1.8 million, and a loss of $5.7 million (including an impairment of our investment of $6.4 million), respectively, representing our share of losses and earnings of GLB.
As a result of our investment review as of December 31, 2013, we recorded an impairment of $6.4 million to reduce our investment in GLB to fair value, which is included in earnings (loss) from equity investments in our Consolidated Statements of Operations and Comprehensive Loss for the year ended December 31, 2013. No impairments were recorded for the years ended December 31, 2015 or 2014. We received dividends of $1.8 million for the year ended December 31, 2015. We received no dividends from GLB for the years ended December 31, 2014 and 2013 or distributions of capital during the years ended December 31, 2015, 2014 and 2013, respectively.
RCN
In February 2007, we sold our racing communications business and our 70% equity interest in NASRIN, our data communications business, to RCN in exchange for a 29.4% equity interest in RCN. RCN provides communications services to racing and other companies. For the years ended December 31, 2015, 2014 and 2013, respectively, our investment basis was zero as dividends were received in excess of our investment basis. In accordance with ASC 323, we temporarily discontinued the application of equity method accounting and recorded $3.7 million, $4.3 million, and $3.2 million of cash dividends received during the years ended December 31, 2015, 2014, and 2013, respectively, in earnings (loss) from equity investments in our Consolidated Statements of Operations and Comprehensive Loss. We received no distributions of capital from RCN during the years ended December 31, 2015, 2014 and 2013.

SCIENTIFIC GAMES CORPORATION AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(table amounts are presented in millions, except per share amounts)

Sportech
Following the sale of our racing business to Sportech in 2010, we owned a 20% equity interest in Sportech, a U.K. company that operates football pools and associated games and provides wagering technology solutions to racetracks and off-track wagering networks. We recorded our equity interest in Sportech on a 90-day lag as allowed under ASC 323. In January 2014, we completed the sale of our equity interest in Sportech for cash proceeds of £27.8 million, or $44.9 million, resulting in a gain of approximately £9 million, or $14.5 million, which is reflected as a gain on sale of equity interest in our Consolidated Statements of Operations and Comprehensive Loss for the year ended December 31, 2014.
ITL
We formed ITL in 2011 with a subsidiary of Playtech Limited ("Playtech") in connection with our license of a back-end technology platform from such entity. ITL acquires gaming machines and fixed odds betting terminals with funds contributed to it by us and the Playtech subsidiary. We lease gaming machines and fixed odds betting terminals from ITL and provide them to certain of our customers. The allocation of equity ownership interests in ITL between us and the Playtech subsidiary varies based on the respective capital contributions from each party; however, operating decisions of ITL are made jointly by the parties. For the years ended December 31, 2015, 2014 and 2013, we recorded in earnings (loss) from equity investments in our Consolidated Statements of Operations and Comprehensive Loss income of $1.0 million and losses of $1.8 million and $16.5 million, respectively, attributable to our share of the earnings and losses of ITL. We received dividends from ITL of $2.4 million for the year ended December 31, 2013 and no dividends for the years ended December 31, 2015 and 2014, respectively. We received distributions of capital of $10.0 million, $17.4 million and $2.4 from ITL during the years ended December 31, 2015, 2014 and 2013, respectively. We contributed an additional $40.3 million to ITL during the year ended December 31, 2014, primarily to fund new fixed odds betting terminals under a renewed contract with our largest U.K. customer. No contributions were made during the years ended December 31, 2015 or 2013.
Additional Information
Our equity method investments were not considered significant individually or in aggregate for the years ended December 31, 2015, 2014 and 2013.
As described in Note 1 (Description of the Business and Summary of Significant Accounting Policies), we assess on a periodic basis whether there are any indicators that the carrying amount of our equity investments may be impaired. An equity investment is impaired if the estimate of the fair value of such investment is less than the carrying amount and such decline in value is deemed to be other than temporary. If an impairment was to occur, the loss would be measured as the excess of the carrying amount over the fair value of the equity investment. Other than the impairment of our equity investment in GLB in 2013 and the impairment of our equity investment in Northstar Illinois in 2014, no other impairments were identified for the years ended December 31, 2015, 2014 and 2013.

(12) Other Assets
Other assets consisted of the following:

	As of December 31,
	2015	2014
Deferred financing costs	$12.7	$16.8
Deferred tax assets	20.7	20.4
Other assets	12.0	20.8
	$45.4	$58.0
Deferred financing costs relate to our long-term line-of-credit arrangements and are amortized ratably over the life of the financing agreements. We capitalized a total of $9.4 million and $9.8 million of deferred financing costs related to our revolving credit facility during 2013 and 2014, respectively, in connection with the October 18, 2013 credit agreement and subsequent credit agreement amendment on October 1, 2014. We did not capitalize any debt issuance costs during 2015. Amortization of capitalized deferred financing costs amounted to $4.1 million, $2.0 million and $0.4 million for the years ended December 31, 2015, 2014 and 2013, respectively and is included in interest expense in our Consolidated Statements of Operations and Comprehensive Loss.

SCIENTIFIC GAMES CORPORATION AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(table amounts are presented in millions, except per share amounts)

As described in Note 1 (Description of the Business and Summary of Significant Accounting Policies), we adopted ASU 2015-03 and ASU 2015-15 during the fourth quarter of 2015. The above information related to debt issuance costs reflects the retrospective application of this guidance, which resulted in the reclassification from other assets to long-term debt of $203.1 million of previously capitalized unamortized deferred financing costs relating to our outstanding notes and term loans as of December 31, 2014. These debt issuance costs are now presented as a direct reduction from the carrying amount of long-term debt. Previously reported Other assets and Long-term debt, excluding current installments as of December 31, 2014 were $259.3 million and $8,465.4 million, respectively.
As described in Note 1 (Description of the Business and Summary of Significant Accounting Policies), we also adopted ASU 2015-17 during the fourth quarter of 2015. The amounts related to deferred tax assets in the table above reflect the retrospective application of this guidance, which resulted in the reclassification of $72.8 million of previously reported current deferred tax assets, of which $1.8 million was reclassified as non-current deferred tax assets (included in Other assets in our Consolidated Balance Sheets), and $71.0 million is now reported net within non-current deferred tax liabilities as of December 31, 2014. For additional information, see Note 21 (Income Taxes).

(13) Accrued Liabilities
Accrued liabilities consisted of the following:

	As of December 31,
	2015	2014
Accrued interest	$97.4	$70.5
Compensation and benefits	80.1	106.4
Deferred revenue	47.5	45.2
Taxes, other than income	28.0	35.7
Legal accruals	26.5	60.0
Accrued licenses	19.4	11.4
Customer advances	16.3	10.7
WAP Jackpot	12.4	14.4
Accrued contract costs	12.2	13.1
Short-term hedge liability	7.9	—
Sales incentive	7.6	5.8
Accrued rent	3.6	3.7
Liabilities assumed in business combinations	2.2	6.6
Other	82.7	65.9
	$443.8	$449.4
(14) Leases
At December 31, 2015, we were obligated under operating leases covering office equipment, office and warehouse space, transponders and transportation equipment expiring at various dates. Future minimum lease payments required under our operating leases at December 31, 2015 were approximately as follows:

	2016	2017	2018	2019	2020	Thereafter
Future minimum lease payments	$27.1	$20.0	$14.0	$9.2	$7.8	$13.1
Total rental expense under operating leases was $47.0 million, $44.5 million and $23.7 million for the years ended December 31, 2015, 2014 and 2013, respectively.
Some of our operating leases contain provisions for future rent increases, rent-free periods or periods in which rent payments are reduced. The total amount of rental payments due over the lease term is being charged to rent expense on the straight-line method over the term of the lease. The difference between rent expense recorded and the amount paid is credited or

SCIENTIFIC GAMES CORPORATION AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(table amounts are presented in millions, except per share amounts)

charged to deferred rent obligation, which is included in accrued liabilities and other long-term liabilities in the accompanying Consolidated Balance Sheets.

(15) Long-Term and Other Debt
Outstanding Debt and Capital Leases
The following reflects outstanding debt as of the dates indicated below:

			Unamortized	Book value
		Unamortized	deferred	December 31,
	Principal	debt discount	financing costs	2015
Senior Secured Credit Facilities:
Revolver, varying interest rate, due 2018 (1)	$95.0	$—	$—	$95.0
Term Loan, varying interest rate, due 2020	2,254.0	(7.8)	(52.5)	2,193.7
Term Loan, varying interest rate, due 2021	1,980.0	(16.7)	(49.2)	1,914.1
2018 Notes	250.0	—	(2.0)	248.0
2020 Notes	300.0	—	(3.6)	296.4
2021 Notes	350.0	(1.8)	(5.6)	342.6
Secured Notes	950.0	—	(16.4)	933.6
Unsecured Notes	2,200.0	—	(42.1)	2,157.9
Capital lease obligations, 3.9% interest as of December 31, 2015 payable monthly through 2019	25.7	—	—	25.7
Total long-term debt outstanding	$8,404.7	$(26.3)	$(171.4)	$8,207.0
Less: current portion of long-term debt				(50.3)
Long-term debt, excluding current portion				$8,156.7
_______________________________________________________________________________________________________________________

(1)	Unamortized deferred financing costs related to the revolving credit facility are included in Other assets. See additional information included in Note 12 (Other Assets).

			Unamortized	Book value
		Unamortized	deferred	December 31,
	Principal	debt discount	financing costs	2014
Senior Secured Credit Facilities:
Revolver, varying interest rate, due 2018 (1)	$185.0	$—	$—	$185.0
Term Loan, varying interest rate, due 2020	2,277.0	(9.4)	(63.9)	2,203.7
Term Loan, varying interest rate, due 2021	2,000.0	(19.7)	(58.0)	1,922.3
2018 Notes	250.0	—	(2.7)	247.3
2020 Notes	300.0	—	(4.4)	295.6
2021 Notes	350.0	(2.2)	(6.7)	341.1
Secured Notes	950.0	—	(19.2)	930.8
Unsecured Notes	2,200.0	—	(48.2)	2,151.8
Capital lease obligations, 3.9% interest as of December 31, 2014 payable monthly through 2019	35.3	—	—	35.3
Total long-term debt outstanding	$8,547.3	$(31.3)	$(203.1)	$8,312.9
Less: current portion of long-term debt				(50.6)
Long-term debt, excluding current portion				$8,262.3

SCIENTIFIC GAMES CORPORATION AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(table amounts are presented in millions, except per share amounts)

_______________________________________________________________________________________________________________________

(1)	Unamortized deferred financing costs related to the revolving credit facility are included in Other assets. See additional information included in Note 12 (Other Assets).
The following reflects debt and capital lease payments due over the next five years and beyond as of December 31, 2015:

	As of December 31, 2015
	Total	Within 1 Year	In 2 Years	In 3 Years	In 4 Years	In 5 Years	After 5 Years
Revolver, varying interest rate, due 2018	$95.0	$—	$—	$95.0	$—	$—	$—
Term Loan, varying interest rate, due 2020	2,254.0	23.0	23.0	23.0	23.0	2,162.0	—
Term Loan, varying interest rate, due 2021	1,980.0	20.0	20.0	20.0	20.0	20.0	1,880.0
2018 Notes	250.0	—	—	250.0	—	—	—
2020 Notes	300.0	—	—	—	—	300.0	—
2021 Notes	350.0	—	—	—	—	—	350.0
Secured Notes	950.0	—	—	—	—	—	950.0
Unsecured Notes	2,200.0	—	—	—	—	—	2,200.0
Capital lease obligations, 3.9% interest as of December 31, 2015 payable monthly through 2019	25.7	7.3	7.6	8.0	2.8	—	—
Total long-term debt outstanding	$8,404.7	$50.3	$50.6	$396.0	$45.8	$2,482.0	$5,380.0
Unamortized discount	(26.3)
Unamortized deferred financing costs	$(171.4)
	$8,207.0
Senior Secured Credit Facilities
The Company and certain of its subsidiaries are party to a credit agreement dated as of October 18, 2013, by and among SGI, as the borrower, the Company, as a guarantor, Bank of America, N.A., as administrative agent, and the lenders and other agents party thereto. Prior to the increase in the revolving credit facility and the assumption of the incremental term loans referred to below, the credit agreement provided for senior secured credit facilities in an aggregate principal amount of $2,600 million, consisting of a $300.0 million revolving credit facility, which has dollar and multi-currency tranches and a $2,300 million term B-1 loan facility.
On October 1, 2014, in connection with the Bally acquisition, we amended our existing credit agreement pursuant to which our $300.0 million revolving credit facility was increased by $267.6 million effective upon the Bally acquisition. In addition, we entered into an escrow credit agreement providing for a $2.0 billion senior secured incremental term B-2 loan facility (which became an incremental term B-2 loan facility under our existing credit agreement upon the consummation of the Bally acquisition).
On February 11, 2015, SGI entered into a lender joinder agreement to the credit agreement with an additional revolving commitment lender. Pursuant to the joinder agreement, the amount of the revolving credit facility under the credit agreement was increased by $25.0 million to $592.6 million. Up to $350.0 million of the revolving credit facility is available for issuances of letters of credit.
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
Interest on the term B-1 loan and the term B-2 loan is payable under the credit agreement at a rate equal to the eurodollar (LIBOR) rate or the base rate, plus an applicable margin, in each case, subject to a eurodollar (LIBOR) rate floor of 1.00% or a base rate floor of 2.00% as applicable. The applicable margin for the term B-1 loans and the term B-2 loans is 5.00% per annum for eurodollar (LIBOR) loans and 4.00% per annum for base rate loans. The initial applicable margin on eurodollar (LIBOR) rate borrowings under the revolving credit facility under the credit agreement is 3.000% per annum and may be reduced by 0.25% or 0.50% based on step downs tied to our net first lien leverage ratio.
SGI is required to pay commitment fees to revolving lenders on the actual daily unused portion of the revolving commitments at a rate of 0.50% per annum through maturity, subject to a step-down to 0.375% based upon the achievement of certain net first lien leverage ratios. SGI may voluntarily prepay all or any portion of outstanding amounts under the credit facilities at any time, in whole or in part, without premium or penalty, subject to redeployment costs in the case of a prepayment of eurocurrency loans on a day that is not the last day of the relevant interest period.
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
In connection with the amended credit agreement and the issuance of the senior secured credit facilities in 2014, the Company capitalized $9.8 million of financing fees related to the revolving credit facility and recorded $84.5 million of debt discount related to $64.5 million financing fees associated with the term loans and $20.0 million of original issuance discount. In addition, in 2014 we expensed $64.7 million of debt financing fees related to commitment fees related to the Bally acquisition, which were included as interest expense in our Consolidated Statements of Operations and Comprehensive Loss for the year ended December 31, 2014.
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
SGI may redeem some or all of the 2020 Notes at any time at the prices specified in the 2020 Notes Indenture.
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
2021 Notes
On June 4, 2014, SGI issued $350.0 million in aggregate principal amount of 2021 Notes at a price of 99.321% of the principal amount thereof in a private offering to qualified institutional buyers in accordance with Rule 144A under the Securities Act of 1933, as amended (the "Securities Act"), and to persons outside the United States under Regulation S under the Securities Act. The 2021 Notes were issued pursuant to an indenture dated as of June 4, 2014 (the "2021 Notes Indenture"). In May 2015, SGI completed an exchange offer in which all of the unregistered 2021 Notes were exchanged for a like amount of 2021 Notes that had been registered under the Securities Act.
The 2021 Notes bear interest at the rate of 6.625% per annum, which is payable semiannually in arrears on May 15 and November 15 of each year. The 2021 Notes mature on May 15, 2021, unless earlier redeemed or repurchased, and are subject to the terms and conditions set forth in the 2021 Notes Indenture. In connection with the issuance of the 2021 Notes, the Company recorded $9.7 million of debt discount, of which $7.3 million represents financing costs and $2.4 million represents original issuance discount.

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
Senior Notes
Unsecured Notes
In connection with the Bally acquisition, on November 21, 2014, Escrow Corp. ("Escrow Corp") issued $2,200.0 million in aggregate principal amount of the Unsecured Notes in a private offering to qualified institutional buyers in accordance with Rule 144A under the Securities Act and to persons outside the United States under Regulation S under the Securities Act. The Unsecured Notes were issued pursuant to an indenture dated as of November 21, 2014 (the "Unsecured Notes Indenture"). Promptly following consummation of the Bally acquisition, Escrow Corp. merged with and into SGI, with SGI continuing as the surviving corporation, and SGI assumed the obligations of Escrow Corp. under the Unsecured Notes and the Unsecured Notes Indenture. In May 2015, SGI completed an exchange offer in which all of the unregistered Unsecured Notes were exchanged for a like amount of Unsecured Notes that had been registered under the Securities Act.
The Unsecured Notes bear interest at the rate of 10.00% per annum, which is payable semi-annually in arrears on June 1 and December 1 of each year, beginning on June 1, 2015. The Unsecured Notes mature on December 1, 2022, unless earlier redeemed or repurchased, and are subject to the terms and conditions set forth in the Unsecured Notes Indenture. In connection with the issuance of the Unsecured Notes, the Company recorded debt discount of $48.9 million related to financing costs.
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
The Secured Notes bear interest at the rate of 7.00% per annum, which is payable semi-annually in arrears on January 1 and July 1 of each year, beginning on July 1, 2015. The Secured Notes mature on January 1, 2022, unless earlier redeemed or repurchased, and are subject to the terms and conditions set forth in the Secured Notes Indenture. In connection with the issuance of the Secured Notes, the Company recorded $19.5 million of debt discount related to financing costs.
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
The Secured Notes are senior secured obligations of SGI and are equally and ratably secured with SGI’s obligations under the credit agreement. The Secured Notes rank equally to all of SGI’s existing and future senior debt and rank senior to all of SGI's existing and future senior subordinated debt. The Secured Notes are guaranteed on a senior secured basis by the Company and all of its wholly-owned U.S. subsidiaries (other than SGI). The Secured Notes are structurally subordinated to all of the liabilities of the Company’s non-guarantor subsidiaries.
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
Covenant Compliance
We were in compliance with the financial covenants under our debt agreements as of December 31, 2015.
Capital Leases

SCIENTIFIC GAMES CORPORATION AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(table amounts are presented in millions, except per share amounts)

On March 31, 2014, we entered into a new leasing arrangement with ITL for the lease of gaming machines in connection with a long-term services contract with a customer. We completed the placement of the new gaming machines under this contract during the three months ended June 30, 2014 and recorded a capital lease asset and minimum lease liability of $42.8 million. The terms of this leasing arrangement provide for repayment over five years with an interest rate of 3.9%. No additional material capital leases were entered into during the year and our remaining capital lease obligation at December 31, 2015 was $25.7 million.

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
Interest rate swap contracts
In August 2013, we entered into forward starting interest rate swap contracts with an aggregate notional value of $500.0 million. In October 2013, we entered into additional forward starting interest rate swap contracts with an aggregate notional value of $200.0 million. These hedges became effective in April 2015 and will mature in January 2018. We entered into the forward starting interest rate swap contracts, which are designated as cash flow hedges of the future interest payment transactions in accordance with ASC 815, Derivatives and Hedging, in order to eliminate the variability of cash flows attributable to the LIBOR component of interest expense to be paid on our variable rate debt. Under these hedges, beginning in April 2015, we began to pay interest on the notional amount at a weighted-average fixed rate of 2.151% and receive interest on the notional amount at the greater of 1% or the then prevailing three-month LIBOR rate.
These hedges are highly effective in offsetting changes in our future expected cash flows due to fluctuation in the three-month LIBOR rate associated with our variable rate debt. The effectiveness of these hedges is measured quarterly on a retrospective basis by comparing the cumulative change in the hedging instrument's fair value to the change in the hedged transaction's fair value. To the extent these hedges have no ineffectiveness, all gains and losses from these hedges are recorded in other comprehensive income (loss) until the future underlying interest payment transactions occur. Any realized gains or losses resulting from the hedges will be recognized (together with the hedged transaction) as interest expense in our Consolidated Statements of Operations and Comprehensive Loss. For the year ended December 31, 2015, we recorded a gain, net of tax, of $1.6 million and for the years ended December 31, 2014 and 2013, we recorded losses, net of tax, of $5.0 million and $1.0 million, respectively, which represent the change in the fair value associated with these hedges in other comprehensive income (loss) in our Consolidated Statements of Operations and Comprehensive Loss. We realized losses of $5.2 million which represent reclassifications from accumulated other comprehensive loss to interest expense in our Consolidated Statements of Operations and Comprehensive Loss for the year ended December 31, 2015. We expect to reclassify additional losses of $7.9 million from accumulated other comprehensive loss to interest expense in the next twelve months. As of December 31, 2015, the fair value of these hedges was $11.9 million, of which $7.9 million is recorded in accrued liabilities and $4.0 million is

SCIENTIFIC GAMES CORPORATION AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(table amounts are presented in millions, except per share amounts)

recorded in other long-term liabilities in our Consolidated Balance Sheets as of December 31, 2015. The fair value of these hedges as of December 31, 2014 was $9.5 million and was recorded in other long-term liabilities in our Consolidated Balance Sheets as of December 31, 2014. We estimate the fair value of our interest rate swap contracts by discounting the future cash flows of both the fixed rate and variable rate interest payments based on market yield curves. The inputs used to measure the fair value of our interest rate swap contracts are categorized as Level 2 in the fair value hierarchy.
Other
In accordance with ASC 323, Investments- equity method and joint venture, we record our share of a derivative instrument held by LNS, an entity in which we have a 20% equity investment. Changes in the fair value of the derivative instrument are recorded by LNS in other comprehensive income in LNS's statement of comprehensive income. For the years ended December 31, 2015 and 2014, we recorded losses associated with our share of this derivative instrument of $0.2 million and $0.5 million, respectively, in other comprehensive income (loss) in our Consolidated Statements of Operations and Comprehensive Loss and in equity investments in our Consolidated Balance Sheets.
Notes Receivable
The fair value of notes receivable is estimated by discounting expected future cash flows using current interest rates at which similar loans would be made to borrowers with similar credit ratings and remaining maturities. At December 31, 2015 and 2014, the fair value of the notes receivable, net, approximated the carrying amount due to the short-term nature of notes receivable.
Debt
We believe that the fair value of our fixed interest rate debt approximated $2,975.1 million and $3,652.3 million as of December 31, 2015 and 2014, respectively, based on quoted market prices for our securities. We believe that the fair value of our variable interest rate debt as of December 31, 2015 and 2014 approximated $3,956.5 million and $4,378.2 million, based on quoted market prices for our securities. We estimate the fair value of debt based on quoted market prices of our publicly-traded debt and senior credit facility. We categorize inputs used to measure the fair value of debt as Level 2 in the fair value hierarchy due to the volume and frequency of transactions in the market.
Assets and Liabilities Measured at Fair Value on a Non-recurring Basis
Set forth below are the classes of assets and liabilities measured at fair value on a non-recurring basis at December 31, 2015:

SCIENTIFIC GAMES CORPORATION AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(table amounts are presented in millions, except per share amounts)

	Level 1	Level 2	Level 3	Book Value as of December 31, 2015	Total Loss	Valuation Technique	Weighted-Average Discount Rate

Property and Equipment - Waukegan facility (1)	$—	$—	$15.0	$14.5	$(6.6)	Market Approach	n/a

Goodwill - SG gaming reporting unit	$—	$—	$1,084.6	$1,084.6	$(935.0)	Discounted Cash Flow/Market Approach	9%

Goodwill - U.S. lottery systems reporting unit	$—	$—	$—	$—	$(67.6)	Discounted Cash Flow/Market Approach	8%

Intangibles - Trade Names (2)	$—	$—	$97.5	$95.6	$(128.6)	Relief-From-Royalty Method	9%

_______________________________________________________________________________________________________________________

(1)	In accordance with ASC 360, the book value of the Waukegan facility as of December 31, 2015 is reduced by estimated selling costs of $0.5 million.

(2)	The book value of the trade name assets as of December 31, 2015 includes additional amortization of $1.9 million recorded after the fair value measurement date.
In accordance with ASC 360, Property, Plant, and Equipment ("ASC 360"), land and buildings, with a carrying amount of $21.1 million, were written down to a fair value less cost to sell of $14.5 million, resulting in an impairment charge of $6.6 million, which is included in D&A in our Consolidated Statements of Operations and Comprehensive Loss for the year ended December 31, 2015.
In accordance with ASC 350, we test intangible assets with indefinite useful lives for impairment annually, or more frequently if events arise or circumstances change to indicate that it is more likely than not that the fair value of an indefinite-lived asset is less than its carrying amount or when circumstances no longer continue to support an indefinite useful life. During the second quarter and the third quarter of 2015, we recorded an impairment of $25.0 million and $103.6 million, respectively, related to certain SG gaming-related trade name assets and, during the third quarter, we assigned an estimated useful life of fifteen years to these trade name assets. The aggregate amount of impairment charges for our trade name assets reflected in D&A in our Consolidated Statements of Operations and Comprehensive Loss for the year ended December 31, 2015 was $128.6 million, with a tax benefit of $48.3 million.
During 2015, we recorded a $935.0 million non-cash impairment charge to reduce the carrying amount of our SG gaming reporting unit goodwill to its implied fair value. We also recorded a $67.6 million non-cash impairment charge to write off the recorded amount of our U.S. lottery systems reporting unit goodwill as its implied fair value was $0. Our assessment of goodwill for impairment includes various Level 2 inputs, such as market multiples and discount rate, and Level 3 inputs, such as cash flow projections. See Note 9 (Intangible Assets, net and Goodwill) for more information on the application of inputs used to measure fair value of goodwill. As a result, we classify the items measured at fair value on a non-recurring basis within Level 3 in the fair value hierarchy.
Set forth below are the classes of assets and liabilities measured at fair value on a non-recurring basis at December 31, 2014:

SCIENTIFIC GAMES CORPORATION AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(table amounts are presented in millions, except per share amounts)

	Level 1	Level 2	Level 3	Book Value as of December 31, 2014	Total Loss	Valuation Technique	Weighted-Average Discount Rate

Property and Equipment - Maryland Contract	$—	$—	$3.3	$3.3	$(3.1)	Discounted Cash Flow	9%

Property and Equipment - Waukegan facility	$—	$—	$21.1	$21.1	$(9.4)	Market Approach	n/a

Equity Investment in Northstar Illinois	$—	$—	$—	$—	$(19.7)	Discounted Cash Flow	n/a

Intangibles - Trade Names	$—	$—	$51.0	$51.0	$(6.0)	Relief-From-Royalty Method	8.5%

In accordance with ASC 360, machinery, equipment and deferred installation costs with a carrying amount of $6.4 million were written down to a fair value of $3.3 million, resulting in an impairment charge of $3.1 million, which is included in D&A in our Consolidated Statements of Operations and Comprehensive Loss for the year ended December 31, 2014.
In accordance with ASC 360, property costs with a carrying amount of $30.5 million were written down to fair value, less cost to sell, of $21.1 million, resulting in an impairment charge of $9.4 million, which is included in D&A in our Consolidated Statements of Operations and Comprehensive Loss for the year ended December 31, 2014.
During the third quarter of 2014, we concluded that indicators of impairment were present related to our investment in Northstar Illinois as we understood that the Governor's office of the State of Illinois directed the Illinois Department of Lottery to end the PMA with Northstar Illinois, which termination agreement was signed during the fourth quarter of 2015. We recorded an impairment charge of $19.7 million in the third quarter of 2014, which is reflected in earnings (loss) from equity investments in our Consolidated Statements of Operations and Comprehensive Loss for the year ended December 31, 2014.
In accordance with ASC 350, we test intangible assets with indefinite useful lives for impairment annually, or more frequently if events arise or circumstances change to indicate that it is more likely than not that the fair value of an indefinite-lived asset is less than its carrying amount or when circumstances no longer continue to support an indefinite useful life. Trade names with a carrying amount of $57.0 million were written down to a fair value of $51.0 million, resulting in an impairment charge of $6.0 million, which is included in D&A in our Consolidated Statements of Operations and Comprehensive Loss for the year ended December 31, 2014.
There were no other assets or liabilities that were measured at fair value on a non-recurring basis as of December 31, 2015 and 2014.
(17) Stockholders' Equity
The following table sets forth the change in the number of shares of Class A common stock outstanding during the fiscal years ended December 31, 2015 and 2014:

SCIENTIFIC GAMES CORPORATION AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(table amounts are presented in millions, except per share amounts)

	December 31,
	2015	2014
Shares outstanding as of beginning of period	85.1	85.2
Shares issued as part of equity-based compensation plans and the ESPP, net of shares surrendered	1.4	1.9
Shares repurchased into treasury stock	—	(2.0)
Shares outstanding as of end of period	86.5	85.1
Treasury Stock
In December 2014, our existing stock repurchase program, which was originally announced in May 2010, expired and was not renewed. Under the program, we were authorized to repurchase, from time to time through open market purchases or otherwise, shares of our outstanding common stock in an aggregate amount up to $200.0 million. During the first quarter of 2014, we repurchased 2.0 million shares at an aggregate cost of $29.5 million. Purchases made during 2014 were funded by cash flows from operations, borrowings or a combination thereof. As of the program’s expiration on December 31, 2014, we had $75.0 million remaining available for potential repurchases. As of December 31, 2015, no new stock repurchase plans have been put in place.

(18) Stock-Based and Other Incentive Compensation
We offer stock-based compensation in the form of stock options and RSUs. We also offered an ESPP through June 30, 2015, at which point in time the shares allocated to this plan were fully issued and the ESPP terminated in accordance with its terms.
We grant stock options to employees and directors under our equity-based compensation plans with exercise prices that are not less than the fair market value of our common stock on the date of grant. The terms of the stock option and RSU awards, including the vesting schedule of such awards, are determined at our discretion subject to the terms of the applicable equity-based compensation plan. Options granted over the last several years have generally become exercisable in four equal installments beginning on the first anniversary of the date of grant with a maximum term of ten years or when certain performance targets are determined to have been met. RSUs typically vest in four equal installments beginning on the first anniversary of the date of grant or when certain performance targets are determined to have been met. We record compensation cost for all stock options and RSUs based on the fair value at the grant date.
The shares available for issuance through the ESPP were exhausted following the purchase period which ended June 30, 2015, and our Board of Directors did not recommend to stockholders that additional shares be added to the ESPP, and, as a result, the ESPP terminated in accordance with its terms. Our ESPP allowed for a total of up to 1.0 million shares of Class A common stock to be purchased by eligible employees under offerings made each January 1 and July 1. Employees participated through payroll deductions up to a maximum of 15% of eligible compensation. The term of each offering period was six months and shares were purchased on the last day of the offering period at a 15% discount to the stock's market value. For offering periods in 2015, 2014 and 2013, we issued a total of 128 thousand, 170 thousand and 58 thousand shares, respectively, of common stock at an average price of $13.21, $10.01 and $11.62 per share, respectively.
The Company may grant certain awards the vesting of which is contingent upon the Company achieving certain performance targets. Upon determining that the performance target is probable, the fair value of the award is recognized over the service period, subject to potential adjustment.
On January 1, 2015, the Company granted 0.3 million performance-conditioned RSUs with a grant date fair value of $13.26 and a three-year vesting schedule to one of the Company's executives. Of the total award, half of the RSUs have three one-year performance targets and half have a three-year cumulative performance target. For the RSUs with one-year performance targets, one-third vest each year if specified performance targets are met. In any year in which the performance targets are not achieved, that one-third will be cancelled. For the RSUs with the three-year performance target, the RSUs only vest at the end of the three-year period if specified cumulative performance targets are met. If the performance targets are not met by the end of the performance period on December 31, 2017, the RSUs will be cancelled. If the performance targets are determined to be met for such performance period, the performance-conditioned RSUs will vest and be distributed by no later than March 15, 2018.

SCIENTIFIC GAMES CORPORATION AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(table amounts are presented in millions, except per share amounts)

On April 27, 2015, the Company granted approximately 0.2 million performance-conditioned RSUs with a grant date fair value of $12.83 to certain executives, which awards are subject to three-year cliff vesting at the conclusion of the performance period, contingent upon the achievement of a specified performance target. Performance achievement is measured against the performance targets following the end of the performance period (December 31, 2017) and the RSUs will be cancelled if the threshold performance targets are not met. If the performance targets are determined to be met for the performance period on December 31, 2017, the performance-conditioned RSUs will vest and be distributed by no later than March 15, 2018.

When we acquired Bally in November 2014, we consolidated the Bally 2010 Long Term Incentive Plan (amended and restated in 2013) (the “Legacy Bally Plan”) with and into the Company’s 2003 Incentive Compensation Plan (the “2003 Plan”) such that the Legacy Bally Plan became a sub-plan of the 2003 Plan with respect to the Bally awards that we assumed (discussed below). In connection therewith, Bally equity awards that were not cashed out in connection with the acquisition were assumed and adjusted (using an exchange ratio based on the stock prices of Bally and the Company at the time of the acquisition) to become awards relating to approximately 1.4 million shares of our common stock. In addition, we assumed shares available for future awards under the Legacy Bally Plan that totaled (after adjustment using the exchange ratio) 3.4 million shares of our common stock (such shares, together with the shares underlying the assumed Bally equity awards, the “Legacy Bally Shares”). On June 10, 2015, the Company held its annual meeting of stockholders. At the annual meeting, the Company’s stockholders approved an amendment and restatement of the Company’s 2003 Plan in which the Legacy Bally Shares were consolidated with the shares of Company common stock previously reserved and available for issuance under the 2003 Plan. As a result, the shares reserved and available for issuance under the 2003 Plan were combined into a single share pool, with such shares available for equity awards to any employee, non-employee director or other eligible service provider of the Company or its subsidiaries, including Bally. In order to account for a share counting rule under the Legacy Bally Plan under which each share delivered in settlement of a “full-value” award (e.g., an RSU) was counted as 1.75 shares against the shares reserved under the Legacy Bally Plan, only 57.14% of the shares that nominally would be available for future grants under the Legacy Bally Plan were included in the combined share pool in the merger of the two plans. For additional information, see the Company’s definitive proxy statement relating to our 2015 Annual Meeting of Stockholders filed with the SEC on April 30, 2015.

When we acquired WMS in October 2013, we assumed the WMS Incentive Plan, renaming it the Scientific Games Corporation Incentive Plan (2013 Restatement) (the "Legacy WMS Plan"). WMS stockholders had approved the Legacy WMS Plan and the number of shares reserved for issuance thereunder. As contemplated by our merger agreement with WMS, most WMS equity awards outstanding at the time of the WMS acquisition were settled by payment of cash, but certain of the more recently granted WMS awards were assumed and adjusted (using a customary exchange ratio based on the stock prices of WMS and the Company at the time of the acquisition) to become awards relating to our common stock. In addition, as permitted by applicable stock exchange rules, at the time of the acquisition (after applying the customary exchange ratio), we assumed shares available for equity awards under the WMS Legacy Plan that totaled (after adjustment using the customary exchange ratio) approximately 5.6 million shares of our common stock. At our annual meeting of stockholders on June 11, 2014, our stockholders approved an amendment and restatement of the Company’s 2003 Plan. Under the amended and restated 2003 Plan, the Legacy WMS Plan was merged into the 2003 Plan. As a result, the shares reserved and available under the two plans were combined into a single share pool, with such shares available for equity awards to any employee, non-employee director or other eligible service provider of the Company or its subsidiaries, including WMS. In order to account for a share counting rule under the Legacy WMS Plan under which each share delivered in settlement of a “full-value” award (e.g., an RSU) was counted as 1.8 shares against the shares reserved under the Legacy WMS Plan, only 55.55% of the shares that nominally would be available for future grants under the Legacy WMS Plan were included in the combined share pool in the merger of the two plans. For additional information, see the Company’s definitive proxy statement relating to our 2015 Annual Meeting of Stockholders filed with the SEC on April 30, 2015.
As a result of merging the Legacy WMS Plan and the Legacy Bally Plan into the 2003 Plan, as of December 31, 2015, we had approximately 21.3 million shares of common stock authorized for awards under the 2003 Plan (plus available shares from a pre-existing equity-based compensation plan). As of December 31, 2015, we had approximately 5.3 million shares available for future grants of equity awards under the 2003 Plan plus available shares from a pre-existing equity-based compensation plan (excluding shares underlying outstanding awards). We also have outstanding stock options and RSUs granted as part of inducement awards that were not approved by our stockholders, as permitted by applicable stock exchange rules.
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
Stock Options
A summary of the changes in stock options outstanding under our equity-based compensation plans during 2015 is presented below:

	Number of Options	Weighted Average Remaining Contract Term (Years)	Weighted Average Exercise Price	Aggregate Intrinsic Value
Options outstanding as of December 31, 2014	1.6	6.3	$11.61	$4.0
Granted	0.8		$12.76	$—
Exercised	(0.3)		$9.68	$1.2
Cancelled	(0.3)		$14.52	$—
Options outstanding as of December 31, 2015	1.8	7.5	$12.04	$0.1
Options exercisable as of December 31, 2015	0.7	5.6	$10.54	$0.1
Options expected to vest after December 31, 2015	1.1	8.8	$13.00	$—
The weighted-average grant date fair value of options granted during 2015, 2014 and 2013 was $6.40, $7.69 and $10.16, respectively. The aggregate intrinsic value of the options exercised during the years ended December 31, 2015 and 2014 was approximately $1.2 million and $0.6 million, respectively.
The fair value of each option grant is estimated on the date of grant using the Black-Scholes option pricing model. The weighted-average assumptions used in the model are outlined in the following table:

	2015	2014	2013
Assumptions:
Expected volatility	52%	57%	60%
Risk-free interest rate	1.7%	2.3%	2.2%
Dividend yield	—	—	—
Expected life (in years)	6	6	6
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
For the years ended December 31, 2015, 2014 and 2013, we recognized stock-based compensation expense of $2.2 million, $2.2 million and $2.0 million, respectively, and the related tax benefit of $0.8 million, $0.8 million and $0.7 million, respectively, related to the vesting of stock options. At December 31, 2015, we had $5.6 million of unrecognized stock-based compensation expense relating to unvested stock options that will be amortized over a weighted-average period of approximately two years. During the year ended December 31, 2015, we received $3.0 million in cash from the exercise of stock options.
Restricted Stock Units

SCIENTIFIC GAMES CORPORATION AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(table amounts are presented in millions, except per share amounts)

A summary of the changes in RSUs outstanding under our equity-based compensation plans during 2015 is presented below:

	Number of Restricted Stock Units	Weighted Average Grant Date Fair Value
Unvested RSUs as of December 31, 2014	5.0	$13.12
Granted	2.9	$12.95
Vested	(1.5)	$13.12
Cancelled	(0.8)	$14.32
Unvested RSUs as of December 31, 2015	5.6	$13.05
The weighted-average grant date fair value of RSUs granted during 2015 and 2014 was $12.95 and $13.86, respectively. The fair value of each RSU grant is based on the market value of our common stock at the time of grant. During the years ended December 31, 2015, 2014 and 2013, we recognized stock-based compensation expense of $22.9 million, $21.5 million and $19.7 million, respectively, and the related tax benefits of $8.4 million, $7.8 million and $7.2 million, respectively, related to the vesting of RSUs. At December 31, 2015, we had $55.3 million of unrecognized stock-based compensation relating to unvested RSUs that will be amortized over a weighted-average period of approximately two years. The fair value at vesting date of RSUs vested during the years ended December 31, 2015, 2014 and 2013 was $19.2 million, $35.2 million and $11.0 million, respectively.
(19) Pension and Other Post-Retirement Plans
We have defined benefit pension plans for our U.K.-based union employees (the "U.K. Plan") and certain Canadian-based employees (the "Canadian Plan"). Retirement benefits under the U.K. Plan are generally based on an employee's average compensation over the two years preceding retirement. Retirement benefits under the Canadian Plan are generally based on the number of years of credited service. Our policy is to fund the minimum contribution permissible by the applicable authorities. We estimate that $2.9 million will be contributed to the pension plans in fiscal year 2016.
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
The following table sets forth the combined funded status of the pension plans and their reconciliation to the related amounts recognized in our Consolidated Financial Statements at our December 31, 2015 and 2014 measurement dates:

SCIENTIFIC GAMES CORPORATION AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(table amounts are presented in millions, except per share amounts)

	December 31,
	2015	2014
Change in benefit obligation:
Benefit obligation at beginning of year	$126.6	$113.3
Service cost	2.5	2.2
Interest cost	4.3	4.9
Participant contributions	1.0	1.0
Curtailments	—	0.2
Actuarial (gain) loss	(6.0)	15.5
Benefits paid	(2.1)	(2.7)
Other, principally foreign exchange	(11.2)	(7.8)
Benefit obligation at end of year	$115.1	$126.6
Change in plan assets:
Fair value of plan assets at beginning of year	$106.4	$103.3
Actual gain on plan assets	6.3	9.9
Employer contributions	2.6	2.1
Participant contributions	1.0	1.0
Benefits paid	(2.1)	(2.7)
Other, principally foreign exchange	(9.7)	(7.2)
Fair value of assets at end of year	$104.5	$106.4
Amounts recognized in the consolidated balance sheets:
Funded status (current)	$—	$—
Funded status (non-current)	(10.5)	(20.2)
Accumulated other comprehensive loss:
Unrecognized actuarial loss	13.9	23.3
Unrecognized prior service cost	(2.2)	(2.5)
Deferred taxes	$(1.7)	$(3.8)
Net amount recognized	$(0.5)	$(3.2)

The following table presents the components of our net periodic pension benefit cost:

	December 31,
	2015	2014	2013
Components of net periodic pension benefit cost:
Service cost	$2.5	$2.2	$2.5
Interest cost	4.3	4.9	4.7
Expected return on plan assets	(5.9)	(6.6)	(5.5)
Amortization of actuarial losses	1.3	0.6	1.0
Curtailments	—	0.1	0.1
Amortization of unrecognized prior service cost	(0.2)	(0.2)	(0.3)
Net periodic cost	$2.0	$1.0	$2.5
The accumulated benefit obligation for all defined benefit pension plans was $115.0 million and $124.9 million as of December 31, 2015 and 2014, respectively. The underfunded status of our defined benefit pension plans recorded as a liability in our Consolidated Balance Sheets as of December 31, 2015 and 2014 was $10.5 million and $20.2 million, respectively.
The amounts included in accumulated other comprehensive (loss) income as of December 31, 2015 expected to be recognized as components of net periodic pension benefit cost during the fiscal year ending December 31, 2016 are presented below:

SCIENTIFIC GAMES CORPORATION AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(table amounts are presented in millions, except per share amounts)

Net gain	$0.6
Net prior service cost	(0.2)
Net amount expected to be recognized	$0.4
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
The U.K. Plan investment policy is to maximize long-term financial return commensurate with security and minimizing risk. This is achieved by holding a portfolio of marketable investments that avoids over-concentration of investment and spreads assets both over industries and geographies. In setting investment strategy, the trustees considered the lowest risk strategy that they could adopt in relation to the U.K. Plan's liabilities and designed an asset allocation to achieve a higher return while maintaining a cautious approach to meeting the plan's liabilities. The trustees undertook a review of investment strategy and took advice from their investment advisors. They considered a full range of asset classes, the risks and rewards of a range of alternative asset allocation strategies, the suitability of each asset class and the need for appropriate diversification. The current strategy is to hold approximately 30% in a global return fund, approximately 25% in U.K. equities, approximately 20% in real estate, approximately 16% in non-U.K. equities and approximately 9% in corporate bonds.
The fair value of the U.K. Plan assets at December 31, 2015 by asset category is presented below:

Asset Category	Market Value at December 31, 2015	Quoted Prices in Active Markets for Identical Assets (Level 1)	Significant Observable Inputs (Level 2)	Significant Unobservable Inputs (Level 3)
Equity securities in U.K. companies (a)	$15.8	$—	$15.8	$—
Equity securities in non-U.K. companies (a)	10.4	—	10.4	—
Global return fund (a)	19.3	—	19.4	—
Corporate bonds (a)	6.1	—	6.1	—
Real estate	12.9	—	—	12.9
Cash (b)	0.2	0.2	—	—
Total pension assets	$64.7	$0.2	$51.7	$12.9
_______________________________________________________________________________

(a)	The assets are invested through managed funds that are valued using inputs derived principally from quoted prices in active markets for the underlying assets in the fund.

(b)	The carrying amount of cash and cash equivalents approximates fair value because of the short-term maturity of these instruments.
The change in fair value of the pension assets during 2015 valued using significant unobservable inputs (Level 3) is presented below:

General Account
Beginning balance at December 31, 2014	$12.5
Purchases	—
Unrealized gain on asset still held at December 31, 2015	0.4

Ending balance at December 31, 2015	$12.9

The fair value of the U.K. Plan assets at December 31, 2014 by asset category is presented below:

SCIENTIFIC GAMES CORPORATION AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(table amounts are presented in millions, except per share amounts)

Asset Category	Market Value at December 31, 2014	Quoted Prices in Active Markets for Identical Assets (Level 1)	Significant Observable Inputs (Level 2)	Significant Unobservable Inputs (Level 3)
Equity securities in U.K. companies (a)	$15.2	$—	$15.2	$—
Equity securities in non-U.K. companies (a)	10.3	—	10.3	—
Global return fund (a)	19.3	—	19.3	—
Corporate bonds (a)	6.1	—	6.1	—
Real estate	12.5	—	—	12.5
Cash (b)	0.3	0.3	—	—
Total pension assets	$63.7	$0.3	$50.9	$12.5
_______________________________________________________________________________

(a)	The assets are invested through managed funds that are valued using inputs derived principally from quoted prices in active markets for the underlying assets in the fund.

(b)	The carrying amount of cash and cash equivalents approximates fair value because of the short-term maturity of these instruments.
The change in fair value of the pension assets during 2014 valued using significant unobservable inputs (Level 3) is presented below:

General Account
Beginning balance at December 31, 2013	$11.8
Purchases	0.1
Unrealized gain on asset still held at December 31, 2014	0.6

Ending balance at December 31, 2014	$12.5
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
The fair value of the Canadian Plan assets at December 31, 2015 by asset category is presented below:

Asset Category	Market Value at December 31, 2015	Quoted Prices in Active Markets for Identical Assets (Level 1)	Significant Observable Inputs (Level 2)	Significant Unobservable Inputs (Level 3)
Equity securities in Canadian companies (a)	$7.0	$6.3	$0.7	$—
Equity securities in non-Canadian companies (a)	18.1	18.1	—	—
Government bonds	5.7	—	5.7	—
Corporate bonds in Canadian companies	7.6	—	7.6	—
Other short-term investment (b)	1.2	1.2	—
Cash and cash equivalents (c)	0.2	0.2	—	—
Total pension assets	$39.8	$25.8	$14.0	$—

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

(c)	The carrying amount of cash and cash equivalents approximates fair value because of the short-term maturity of these instruments.
The fair value of the Canadian Plan assets at December 31, 2014 by asset category is presented below:

Asset Category	Market Value at December 31, 2014	Quoted Prices in Active Markets for Identical Assets (Level 1)	Significant Observable Inputs (Level 2)	Significant Unobservable Inputs (Level 3)
Equity securities in Canadian companies (a)	$7.9	$7.3	$0.6	$—
Equity securities in non-Canadian companies (a)	18.7	18.7	—	—
Government bonds	6.5	—	6.5	—
Corporate bonds in Canadian companies	9.1	—	9.1	—
Other short-term investment (b)	0.4	0.4	—
Cash and cash equivalents (c)	0.3	0.3	—	—
Total pension assets	$42.9	$26.7	$16.2	$—
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

(c)	The carrying amount of cash and cash equivalents approximates fair value because of the short-term maturity of these instruments.
The table below presents the weighted-average actuarial assumptions used to determine the benefit obligation and net periodic benefit cost for the U.K. Plan and the Canadian Plan.

	U.K. Plan			Canadian Plan
	2015	2014	2013	2015	2014	2013
Discount rates:
Benefit obligation	4.00%	3.70%	4.40%	4.15%	4.00%	5.00%
Net periodic pension cost	3.65%	4.40%	4.50%	4.00%	5.00%	4.50%
Rate of compensation increase	2.00%	2.00%	2.00%	3.00%	3.00%	3.00%
Expected return on assets	6.30%	7.50%	6.70%	6.25%	6.50%	6.50%
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
The following benefit payments, which reflect expected future service, as appropriate, are expected to be paid:

SCIENTIFIC GAMES CORPORATION AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(table amounts are presented in millions, except per share amounts)

Year	U.K. Plan	Canadian Plan
2016	$1.3	$1.2
2017	1.4	1.3
2018	1.4	1.5
2019	1.6	1.6
2020	1.9	1.8
2021 - 2025	12.3	12.0
U.S. Plan
We have a 401(k) plan for U.S.-based employees. Those employees who participate in our 401(k) plan are eligible to receive matching contributions from us for the first 6% of participant contributions. We match contributions of 35.0% of any participant's contributions, up to the first 6% of their compensation (as defined in the plan document). Contribution expense for the years ended December 31, 2015, 2014 and 2013 amounted to $3.6 million, $1.9 million and $1.8 million, respectively. In connection with the Bally acquisition, we assumed Bally's existing 401(k) plan. The plan was adopted for domestic employees of Bally Technologies, Inc. and all its domestic subsidiaries and matches 50% of any participant's contributions, up to the first 6% of their compensation (as defined in the plan document). Contribution expense for the year ended December 31, 2015 and the 40 days subsequent to the acquisition in 2014 was $3.2 million and $0.2 million, respectively.
(20) Accumulated Other Comprehensive (Loss) Income
The accumulated balances for each classification of comprehensive (loss) income are presented below:

SCIENTIFIC GAMES CORPORATION AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(table amounts are presented in millions, except per share amounts)

	Foreign Currency Items	Derivative Financial Instruments (1)	Unrecognized pension benefit costs, net of taxes (2)	Accumulated Other Comprehensive (Loss) Income
Balance at January 1, 2013	$9.8	$0.8	$(13.6)	$(3.0)
Change during period	18.2	(2.1)	5.5	21.6
Change in LNS derivative financial instrument	—	(0.1)	—	(0.1)
Reclassified into operations	—	—	(0.2)	(0.2)
Balance at December 31, 2013	$28.0	$(1.4)	$(8.3)	$18.3
Change during period	(97.4)	(6.1)	(8.5)	(112.0)
Change in LNS derivative financial instrument	—	(0.5)	—	(0.5)
Reclassified into operations	—	—	(0.2)	(0.2)
Balance at December 31, 2014	$(69.4)	$(8.0)	$(17.0)	$(94.4)
Change during period	(136.2)	(3.6)	5.9	(133.9)
Change in LNS derivative financial instrument	—	(0.2)	—	(0.2)
Reclassified into operations	—	5.2	1.1	6.3
Balance at December 31, 2015	$(205.6)	$(6.6)	$(10.0)	$(222.2)
_______________________________________________________________________________

(1)
The change during the period is net of income taxes of $4.6 million, $0.0 million and $(1.0) million in 2015, 2014 and 2013, respectively. We have recorded $0.2 million representing our share of the derivative instrument held by LNS.

(2)	The change during the period is net of income taxes of $(2.1) million, $(2.6) million and $(2.0) million in 2015, 2014 and 2013, respectively.

(21) Income Taxes
The components of net loss from continuing operations before income taxes are presented below:

	Years Ended December 31,
	2015	2014	2013
United States	$(1,662.5)	$(595.1)	$(170.3)
Foreign	(31.7)	100.2	27.0
Net loss from continuing operations before income tax benefit	$(1,694.2)	$(494.9)	$(143.3)
The components of income tax benefit are presented below:

	Years Ended December 31,
	2015	2014	2013
Current
U.S. Federal	$(24.6)	$(14.4)	$—
U.S. State	(0.8)	0.3	(0.6)
Foreign	36.4	17.8	13.6
Total	11.0	3.7	13.0
Deferred
U.S. Federal	(287.4)	(234.6)	(119.1)
U.S. State	(22.0)	(21.2)	(9.4)
Foreign	(1.5)	(8.5)	(2.2)
Total	(310.9)	(264.3)	(130.7)
Total income tax benefit	$(299.9)	$(260.6)	$(117.7)
The reconciliation of the U.S. federal statutory tax rate to the actual tax rate is presented below:

	Years Ended December 31,
	2015	2014	2013
Statutory U.S. federal income tax rate	35.0%	35.0%	35.0%
U.S. state income taxes, net of federal benefit	1.4%	4.3%	6.9%
Federal benefit of R&D and AMT credits, net	0.1%	2.0%	0.5%
Foreign earnings at lower rates than U.S. federal rate	0.2%	(0.5)%	(1.4)%
Federal impact of U.S. permanent differences	(0.1)%	(3.2)%	(8.8)%
Impact of goodwill impairments	(19.4)%	—%	—%
Valuation allowance adjustments	0.7%	13.2%	47.7%
Other	(0.2)%	1.8%	2.2%
Effective income tax rate	17.7%	52.6%	82.1%
The effective income tax rates for the years ended December 31, 2015 and 2014 were 17.7% and 52.6%, respectively. The Company’s 2015 effective tax rate was impacted by the SG gaming reporting unit goodwill impairment of $935.0 million for which there was no associated tax benefit. Our 2015 effective income tax rate on foreign earnings is impacted by the mix of income and the statutory tax rates in our foreign jurisdictions, which range from a low of 0% to a high of 48%. The foreign jurisdictions that had the most impact on our foreign income tax benefit (expense) in 2015 included Austria, Bermuda, Canada, India, Ireland and the U.K.

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

SCIENTIFIC GAMES CORPORATION AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(table amounts are presented in millions, except per share amounts)

	December 31,
	2015	2014
Deferred tax assets:
Inventory valuation	$17.6	$25.2
Reserves and other accrued expenses	61.4	70.1
Compensation not currently deductible	3.9	15.2
Employee pension benefit included in other comprehensive (loss) income	3.2	5.6
Unrealized losses and income from derivative financial instruments included in other comprehensive (loss) income	4.6	0.6
Stock-based compensation	7.7	10.5
Net operating loss carry forwards	494.6	403.3
Tax credit carry forwards	45.0	40.4
Valuation allowance	(95.6)	(107.3)
Realizable deferred tax assets	542.4	463.6
Deferred tax liabilities:
Deferred costs and prepaid expenses	(31.9)	(41.1)
Differences in financial reporting and tax basis for:
Property and equipment	(8.2)	(84.3)
Identifiable intangible assets	(709.8)	(880.1)
Total deferred tax liabilities	(749.9)	(1,005.5)
Net deferred tax liabilities on balance sheet	(207.5)	(541.9)
Reported As:
Current deferred tax assets	—	—
Non-current deferred tax assets	20.7	20.4
Current deferred tax liabilities	—	—
Non-current deferred tax liabilities	(228.2)	(562.3)
Net deferred tax liabilities on the balance sheet	$(207.5)	$(541.9)
During the fourth quarter of 2015, we adopted ASU 2015-17, Income Taxes (Topic 740): Balance Sheet Classification of Deferred Taxes. The retrospective adoption of this accounting standard resulted in the reclassification of $72.8 million of previously reported current deferred tax assets, of which $1.8 million was reclassified as non-current deferred tax assets, and $71.0 million is now reported net within non-current deferred tax liabilities as of December 31, 2014.
At December 31, 2015, we had NOL carry forwards (tax-effected) for federal, state and foreign income tax purposes of $381.2 million, $58.4 million and $55.0 million, respectively. If not utilized, the federal and state tax loss carry forwards will expire through 2036. Certain of our federal NOL carry forwards are limited due to prior-year changes in ownership. The foreign NOL carry forwards of $55.0 million can be carried forward for periods that vary from ten years to indefinitely.
As a result of certain realization requirements of ASC 718, the deferred tax asset for the NOL in the table of deferred tax assets and liabilities above does not include tax deductions related to equity compensation that are greater than the compensation recognized for financial reporting. Equity will increase by $9.9 million if and when such deferred tax assets are ultimately realized. We use ASC 740 ordering when determining when excess tax benefits have been realized.
We have foreign tax credit carry forwards of $19.4 million which if unutilized will expire through 2025, R&D tax credit carry forwards of $19.4 million which if unutilized will expire through 2034, alternative minimum tax credit carry forwards of $3.9 million which can be carried forward indefinitely and state tax credits of $2.3 million which if unutilized will expire through 2023.
At December 31, 2015 and 2014, we had a valuation allowance of $95.6 million and $107.3 million, respectively, against the U.S. and foreign deferred tax assets that, in the judgment of management, are more likely than not to expire before they can be utilized. In assessing the recoverability of our deferred tax assets, we analyzed all evidence, both positive and

SCIENTIFIC GAMES CORPORATION AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(table amounts are presented in millions, except per share amounts)

negative. We considered, among other things, our deferred tax liabilities, our historical earnings and losses, projections of future income, and tax-planning strategies available to us in the relevant jurisdiction. Based on our projections as to the reversal of certain U.S. deferred tax liabilities, we expect that an additional valuation allowance will likely be required in 2016. It is not practicable at this time to estimate the amount of any 2016 change in the valuation allowance as the change in the U.S deferred tax assets related to future expected U.S. net operating tax losses is not known.
At December 31, 2015 and 2014, we had valuation allowances of $0 and $10.4 million, respectively, against the benefit of U.S. federal deferred tax assets related to capital assets and valuation allowances of $34.1 million and $36.5 million, respectively, against the benefit of state deferred tax assets.
At December 31, 2015 and 2014, we had valuation allowances of $12.7 million and $11.2 million, respectively, against the benefit of the deferred tax assets related to the U.S. foreign tax credit carry forwards.
At December 31, 2015 and 2014, we had valuation allowances of $48.8 million and $49.2 million, respectively, against the benefit of the deferred tax assets related to foreign NOL carry forwards.
The net decrease in the Company's total U.S. and foreign valuation allowances for 2015 was $11.7 million and the net decrease for 2014 was $71.4 million for 2014.
We have certain foreign subsidiaries in which the cumulative amount of earnings is expected to be permanently invested and other foreign subsidiaries in which the earnings are not expected to be permanently invested. Deferred taxes have not been provided on the excess of book basis over tax basis in the shares of certain foreign subsidiaries because these basis differences are not expected to reverse in the foreseeable future and are essentially permanent in duration. Our intention is to continue to reinvest the earnings of those foreign subsidiaries indefinitely. The estimated cumulative amount of earnings from foreign subsidiaries that are treated as permanently invested outside of the U.S. was $609.3 million as of December 31, 2015. We do not believe it is practicable to estimate with reasonable accuracy the hypothetical amount of the unrecognized deferred tax liability on our undistributed foreign earnings given the large number of tax jurisdictions involved and the many factors and assumptions required to estimate the amount of the U.S. federal income tax on the undistributed earnings.
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
The total amount of unrecognized tax benefits as of December 31, 2015 was $10.8 million. Of this amount, $10.7 million, if recognized, would be included in our Consolidated Statements of Operations and Comprehensive Loss and have an impact on our effective tax rate. The Company does not anticipate a material reduction of its liability for unrecognized tax benefits before December 31, 2016.
We recognize interest accrued for unrecognized tax benefits in interest expense and recognize penalties in income tax expense. The amount recognized for interest and penalties during the years ended December 31, 2015, 2014 and 2013 was not material. We had $0.8 million and $1.0 million for the payment of interest and penalties accrued at December 31, 2015 and 2014, respectively.
We and our subsidiaries file income tax returns in the U.S. federal jurisdiction and various states and foreign jurisdictions. With few exceptions, we are no longer subject to U.S. federal, state and local, or non-U.S. income tax examinations by tax authorities for years before 2013.
The Company had the following activity for unrecognized tax benefits:

SCIENTIFIC GAMES CORPORATION AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(table amounts are presented in millions, except per share amounts)

	Year Ended December 31,
	2015	2014	2013
Balance at beginning of period	$13.9	$8.1	$1.8
Tax positions related to current year additions	2.0	0.5	—
Additions for tax positions of prior years	2.4	—	7.2
Tax positions related to prior years reductions	(3.0)	(3.5)	(0.8)
Reductions due to lapse of statute of limitations on tax positions	(0.1)	—	(0.1)
Current year acquisitions	—	9.8	—
Settlements	(4.4)	(1.0)	—
Balance at end of period	$10.8	$13.9	$8.1

(22) Litigation
The Company is involved in various legal proceedings, including those discussed below. We record an accrual for legal contingencies when it is both probable that a liability has been incurred and the amount or range of the loss can be reasonably estimated (although, as discussed below, there may be an exposure to loss in excess of the accrued liability). We evaluate our accruals for legal contingencies at least quarterly and, as appropriate, establish new accruals or adjust existing accruals to reflect (1) the facts and circumstances known to us at the time, including information regarding negotiations, settlements, rulings and other relevant events and developments, (2) the advice and analyses of counsel and (3) the assumptions and judgment of management. Legal costs associated with our legal proceedings are expensed as incurred. We had accrued liabilities of $16.4 million and $47.3 million for all of our legal matters that were contingencies as of December 31, 2015 and 2014, respectively. The decrease is primarily related to the €25.0 million payment to SNAI in February 2015, as discussed below.
Substantially all of our legal contingencies are subject to significant uncertainties and, therefore, determining the likelihood of a loss and/or the measurement of any loss involves a series of complex judgments about future events. Consequently, the ultimate outcomes of our legal contingencies could result in losses in excess of amounts we have accrued. We may be unable to estimate a range of possible losses for some matters pending against the Company or its subsidiaries, even when the amount of damages claimed against the Company or its subsidiaries is stated because, among other things: (1) the claimed amount may be exaggerated or unsupported; (2) the claim may be based on a novel legal theory or involve a large number of parties; (3) there may be uncertainty as to the likelihood of a class being certified or the ultimate size of the class; (4) there may be uncertainty as to the outcome of pending appeals or motions; (5) the matter may not have progressed sufficiently through discovery or there may be significant factual or legal issues to be resolved or developed; and/or (6) there may be uncertainty as to the enforceability of legal judgments and outcomes in certain jurisdictions. Other matters have progressed sufficiently that we are able to estimate a range of possible loss. For those legal contingencies disclosed below as to which a loss is reasonably possible, whether in excess of a related accrued liability or where there is no accrued liability, and for which we are able to estimate a range of possible loss, the current estimated range is up to approximately $13.2 million in excess of the accrued liabilities (if any) related to those legal contingencies. This aggregate range represents management’s estimate of additional possible loss in excess of the accrued liabilities (if any) with respect to these matters based on currently available information, including any damages claimed by the plaintiffs, and is subject to significant judgment and a variety of assumptions and inherent uncertainties. For example, at the time of making an estimate, management may have only preliminary, incomplete, or inaccurate information about the facts underlying a claim; its assumptions about the future rulings of the court or other tribunal on significant issues, or the behavior and incentives of adverse parties, regulators, indemnitors or co‑defendants, may prove to be wrong; and the outcomes it is attempting to predict are often not amenable to the use of statistical or other quantitative analytical tools. In addition, from time to time an outcome may occur that management had not accounted for in its estimate because it had considered that outcome to be remote. Furthermore, as noted above, the aggregate range does not include any matters for which the Company is not able to estimate a range of possible loss. Accordingly, the estimated aggregate range of possible loss does not represent our maximum loss exposure. Any such losses could have a material adverse impact on our results of operations, cash flows or financial condition. The legal proceedings underlying the estimated range will change from time to time, and actual results may vary significantly from the current estimate.

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
In June 1999, Ecosalud filed a collection proceeding against SGI to enforce the liquidation resolution and recover the claimed damages. In May 2013, the Tribunal denied SGI’s merit defenses to the collection proceeding and issued an order of payment of approximately 90 billion Colombian pesos, or approximately $28.5 million, plus default interest (potentially accrued since 1994 at a 12% statutory interest rate). SGI has filed an appeal to the Council of State, which appeal has stayed the payment order.
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
In October 2012, SNAI filed a lawsuit in the Court of First Instance of Rome in Italy against Barcrest and Global Draw, our subsidiary which acquired Barcrest from IGT‑UK Group Limited, a subsidiary of IGT claiming liability based on breach of contract and tort. The lawsuit sought to terminate SNAI’s agreement with Barcrest and damages arising from the deactivation of the terminals, including among other things, lost profits, expenses and costs, potential awards to players who have sought to enforce what appeared to be winning jackpot and other tickets, compensation for lost profits sought by managers of the gaming locations where SNAI VLTs supplied by Barcrest were installed, damages to commercial reputation and any future damages arising from SNAI’s potential loss of its concession or inability to obtain a new concession.
In September 2013, Global Draw brought an action against IGT‑UK Group Limited and IGT in the High Court of Justice (Commercial Court) in London, England seeking indemnification for liability arising out of the April 2012 incident under the agreement pursuant to which Barcrest was acquired from IGT‑UK Group and addressing other ancillary matters. The action against IGT was resolved in May 2015, pursuant to a settlement agreement in which neither party admitted liability. The settlement did not have a material impact on our results of operations.

SCIENTIFIC GAMES CORPORATION AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(table amounts are presented in millions, except per share amounts)

In February 2015, we entered into a settlement agreement with SNAI that provides, among other things, for us to make a €25.0 million upfront payment to SNAI and to indemnify SNAI against certain potential future losses, which payment was made in February 2015. In connection with the settlement, the parties’ pending claims in the Court of First Instance of Rome were dismissed on February 19, 2015.
In May 2015, certain underwriters at Lloyd’s of London filed a complaint against the Company, Barcrest and Global Draw in the Supreme Court of the State of New York seeking a declaratory judgment that such underwriters do not owe insurance coverage for the matters that are the subject of the settlement agreement with SNAI. In May 2015, the Company filed its counterclaims and also filed a third-party complaint against three excess insurers. In June 2015, the plaintiffs filed a motion to dismiss the counterclaims. The excess insurers filed a similar motion to dismiss in July 2015. In January 2016, a hearing on both motions to dismiss was held and the parties are awaiting the court’s ruling. We are continuing to pursue recovery from our insurance carriers in connection with this matter; however, there can be no assurance that any amounts will ultimately be recovered.
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

On October 17, 2014, following arm’s‑length negotiations, the parties to the Nevada Action entered into a Memorandum of Understanding ("MOU") under which they agreed in principle to settle all of the claims asserted in the Nevada Action on a class‑wide basis, subject to certain conditions, including confirmatory discovery by the plaintiffs in the Nevada Action and preliminary and final approval of the Nevada court, which would consider the fairness, reasonableness and adequacy of the settlement. Bally, Scientific Games and the other named defendants did not admit any liability or wrongdoing in connection with the settlement. Among other things, the MOU provided that Bally would make certain supplemental disclosures about the transaction in a definitive proxy statement, which it did on October 20, 2014.

    In April 2015, all parties to the Nevada Action entered into a definitive stipulation and agreement of compromise, settlement and release, providing for all claims that were or could be asserted in the Nevada Action to be dismissed with prejudice on a class-wide basis in accordance with the terms of the MOU, subject to court approval. The Nevada court approved the motion for preliminary approval in June 2015. In October 2015, the Nevada court dismissed the matter with prejudice, approved the settlement, and awarded $0.5 million to be paid by the Company for plaintiff's' attorneys fees.
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
In April 2015, the court granted the Oregon State Lottery’s motion to dismiss, stating the plaintiffs had not satisfied the Oregon Tort Claims Act. As a result of the dismissal, the court indicated that all claims against WMS Gaming Inc. were moot. In June 2015, plaintiffs filed an appeal. We intend to vigorously defend against the claims asserted in the lawsuit.
Shuffle Tech Matter
In April 2015, Shuffle Tech International, LLC, Aces Up Gaming, Inc. and Poydras-Talrick Holdings LLC brought a civil action in the United States District Court for the Northern District of Illinois against the Company, Bally Technologies, Inc. and Bally Gaming, Inc., alleging monopolization of the market for card shufflers in violation of federal antitrust laws, fraudulent procurement of patents on card shufflers, unfair competition and deceptive trade practices. Specifically, the plaintiffs

SCIENTIFIC GAMES CORPORATION AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(table amounts are presented in millions, except per share amounts)

claim that the defendants utilized certain shuffler patents in a predatory manner to create and maintain a monopoly in the relevant shuffler market. The plaintiffs seek no less than $100.0 million in compensatory damages; treble damages; and injunctive and declaratory relief. In June 2015, the defendants filed a motion to dismiss. In October 2015, the court dismissed all of the plaintiffs’ claims against Bally Technologies, Inc. and Bally Gaming, Inc. with prejudice, except for the claims of violation of antitrust laws related to the fraudulent procurement of patents on card shufflers. We intend to vigorously defend against the claims asserted in the lawsuit.

(23) Supplemental Disclosure of Cash Flows Information
Additional cash flows information is as follows:

	Year ended December 31,
	2015	2014	2013
Interest paid	$596.3	$185.3	$101.8
Income taxes (received)/paid	$(34.1)	$(24.7)	$14.9
Year ended December 31, 2015
During the year ended December 31, 2015 we recorded approximately $15.4 million of non-cash other assets and related long-term liabilities for license agreements with minimum guaranteed obligations entered into during the year.
There were no other significant non-cash investing or financing activities for the year ended December 31, 2015.
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

(24) Financial Information for Guarantor Subsidiaries and Non-Guarantor Subsidiaries
We conduct substantially all of our business through our U.S. and foreign subsidiaries. SGI’s obligations under the Credit Agreement, the 2020 Notes, the 2021 Notes, the Secured Notes and the Unsecured Notes are fully and unconditionally and jointly and severally guaranteed by Scientific Games Corporation (the "Parent Company") and substantially all of our 100%-owned U.S. subsidiaries other than SGI (the "Guarantor Subsidiaries"). Our 2018 Notes, which were issued by the Parent Company, are fully and unconditionally and jointly and severally guaranteed by substantially all of our wholly-owned U.S. subsidiaries, including SGI. The guarantees of our 2018 Notes, 2020 Notes, 2021 Notes, Secured Notes and Unsecured Notes will terminate under following customary circumstances: (1) the sale or disposition of the capital stock of the guarantor (including by consolidation or merger of the guarantor into another person); (2) the liquidation or dissolution of the guarantor; (3) the defeasance or satisfaction and discharge of the notes; (4) the release of the guarantor from any guarantees of indebtedness of the Parent Company and SGI (or, in the case of the 2018 Notes, the release of the guarantor from any guarantees of indebtedness of the Parent Company); and (5) in the case of the 2020 Notes, the 2021 Notes and the Secured Notes and the Unsecured Notes, the proper designation of the guarantor as an unrestricted subsidiary pursuant to the indenture governing the respective Notes.

SCIENTIFIC GAMES CORPORATION AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(table amounts are presented in millions, except per share amounts)

Presented below is condensed consolidated financial information for (1) the Parent Company, (2) SGI, (3) the Guarantor Subsidiaries and (4) our U.S. subsidiaries that are not Guarantor Subsidiaries and our foreign subsidiaries (collectively, the "Non-Guarantor Subsidiaries") as of December 31, 2015 and December 31, 2014 and for the years ended December 31, 2015, 2014 and 2013. The condensed consolidating financial information has been presented to show the nature of assets held, results of operations and cash flows of the Parent Company, SGI, the Guarantor Subsidiaries and the Non-Guarantor Subsidiaries assuming the guarantee structures of the Credit Agreement, the 2018 Notes, the 2020 Notes, the 2021 Notes, the Secured Notes and the Unsecured Notes were in effect at the beginning of the periods presented.
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

Subsequent to the filing of the Annual Report for the year ended December 31, 2014 on Form 10-K, the Company identified certain corrections necessary for the disclosure of condensed consolidating financial information. The below presentation of the condensed consolidating financial information reflects the following items which are corrections from the prior-year presentation: (1) the Guarantor Subsidiaries inclusion of their investment in the Non-Guarantor Subsidiaries in the accompanying Supplemental Condensed Consolidating Balance Sheet; (2) the pushdown of goodwill created in the Bally acquisition from the Guarantor Subsidiaries to the Non-Guarantor Subsidiaries in the accompanying Supplemental Condensed Consolidating Balance Sheet; (3) the recognition by the Guarantor Subsidiaries of equity in losses of Non-Guarantor Subsidiaries in the accompanying Supplemental Condensed Consolidating Statement of Operations and Comprehensive Loss; (4) the inclusion in the Eliminating Entries in the accompanying Supplemental Condensed Consolidating Financial Statements of all intercompany transactions between the Guarantor Subsidiaries and the Non-Guarantor Subsidiaries; and (5) the inclusion in the Eliminating Entries in the accompanying Supplemental Condensed Consolidating Financial Statements of all intercompany transactions between Parent Company and SGI.

The impact of these corrections increased the Guarantor Subsidiaries’ total assets and stockholders’ equity each by $546.0 million, as well as increased the Non-Guarantor Subsidiaries’ total assets and stockholders’ equity each by $466.3 million all as compared to amounts previously disclosed as of December 31, 2014. The corrections also decreased the net loss of the Guarantor Subsidiaries by $1.8 million and decreased the net income of the Non-Guarantor Subsidiaries by $20.7 million for the year ended December 31, 2014. The corrections had no impact on the Supplemental Condensed Consolidating Statement of Operations and Comprehensive Loss for the year ended December 31, 2013 or the Supplemental Condensed Consolidating Statement of Cash Flows for the years ended December 31, 2014 and 2013. The offsetting impact of these adjustments is reflected in the eliminating entries column as these corrections had no impact on our total consolidated results of operations, cash flows or financial position for the prior periods presented. We believe the effects of the corrections are immaterial to our prior year condensed consolidating financial statements.
As described in Note 1 (Description of the Business and Summary of Significant Accounting Policies), we adopted ASU 2015-03, ASU 2015-15, and ASU 2015-17 during the fourth quarter of 2015. As a result of adopting this guidance, the financial information of the Supplemental Condensed Consolidating Balance Sheet as of December 31, 2014 herein has been recast to include the reclassification of $203.1 million previously capitalized unamortized deferred financing costs from Other assets to Long-term term debt, excluding current portion and the reclassification of $72.8 million of current deferred tax assets and $4.5 million of current deferred tax liabilities to Other assets and Other non-current liabilities. The reclassification of $72.8 million described above included $1.8 million reclassified as non-current deferred tax assets (included in Other assets line in our Consolidated Balance Sheets) and $71.0 million reclassified net within non-current deferred tax liabilities as of December 31, 2014.

SCIENTIFIC GAMES CORPORATION AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(table amounts are presented in millions, except per share amounts)

SUPPLEMENTAL CONDENSED CONSOLIDATING BALANCE SHEET
December 31, 2015

	Parent Company	SGI	Guarantor Subsidiaries	Non-Guarantor Subsidiaries	Eliminating Entries	Consolidated
Assets
Cash and cash equivalents	$43.2	$—	$4.7	$80.8	$—	$128.7
Restricted cash	—	—	20.0	0.2	—	20.2
Accounts receivable, net	—	94.6	233.6	158.9	—	487.1
Notes receivable, net	—	—	114.2	53.5	—	167.7
Inventories	—	36.9	104.2	119.6	(12.2)	248.5
Prepaid expenses, deposits and other current assets	26.8	7.0	52.1	37.4	—	123.3
Property and equipment, net	8.2	106.4	502.2	188.7	(11.5)	794.0
Investment in subsidiaries	3,280.9	838.1	648.3	—	(4,767.3)	—
Goodwill	—	186.0	1,990.5	837.2	—	3,013.7
Intangible assets, net	138.3	39.8	1,505.8	236.1	—	1,920.0
Intercompany balances	—	6,511.1	—	—	(6,511.1)	—
Software, net	35.6	32.7	359.8	57.8	—	485.9
Other assets	232.5	123.4	51.7	241.7	(306.2)	343.1
Total assets	$3,765.5	$7,976.0	$5,587.1	$2,011.9	$(11,608.3)	$7,732.2
Liabilities and stockholders’ (deficit) equity
Current portion of long-term debt	$—	$43.0	$—	$7.3	$—	$50.3
Other current liabilities	63.7	150.5	245.4	144.0	—	603.6
Long-term debt, excluding current portion	248.0	7,890.3	—	18.4	—	8,156.7
Other long-term liabilities	119.1	14.5	502.1	87.7	(306.3)	417.1
Intercompany balances	4,830.2	—	1,558.2	122.6	(6,511.0)	—
Stockholders’ (deficit) equity	(1,495.5)	(122.3)	3,281.4	1,631.9	(4,791.0)	(1,495.5)
Total liabilities and stockholders’ (deficit) equity	$3,765.5	$7,976.0	$5,587.1	$2,011.9	$(11,608.3)	$7,732.2

SCIENTIFIC GAMES CORPORATION AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(table amounts are presented in millions, except per share amounts)

SUPPLEMENTAL CONDENSED CONSOLIDATING BALANCE SHEET
December 31, 2014

	Parent Company	SGI	Guarantor Subsidiaries	Non-Guarantor Subsidiaries	Eliminating Entries	Consolidated
Assets
Cash and cash equivalents	$37.9	$0.1	$28.8	$105.0	$—	$171.8
Restricted cash	—	—	27.1	0.1	—	27.2
Accounts receivable, net	—	61.8	212.9	193.7	—	468.4
Notes receivable, net	—	—	136.6	52.1	—	188.7
Inventories	—	35.2	133.8	124.4	(27.8)	265.6
Prepaid expenses, deposits and other current assets	56.4	3.4	80.6	43.1	—	183.5
Property and equipment, net	0.5	119.5	660.4	241.7	(9.3)	1,012.8
Investment in subsidiaries	4,730.7	953.4	975.2	—	(6,659.3)	—
Goodwill	—	253.6	2,781.6	1,073.1	—	4,108.3
Intangible assets, net	162.0	42.2	1,761.8	285.6	—	2,251.6
Intercompany balances	—	6,580.0	—	—	(6,580.0)	—
Software, net	15.6	32.9	467.3	76.9	—	592.7
Other assets	8.3	55.2	78.2	296.8	12.0	450.5
Total assets	$5,011.4	$8,137.3	$7,344.3	$2,492.5	$(13,264.4)	$9,721.1
Liabilities and stockholders’ (deficit) equity
Current portion of long-term debt	$—	$43.0	$—	$7.6	$—	$50.6
Other current liabilities	68.2	118.0	245.2	173.8	—	605.2
Long-term debt, excluding current portion	247.2	7,987.4	—	27.7	—	8,262.3
Other long-term liabilities	136.2	59.1	543.0	48.8	12.0	799.1
Intercompany balances	4,555.9	(0.1)	1,637.9	386.3	(6,580.0)	—
Stockholders’ (deficit) equity	3.9	(70.1)	4,918.2	1,848.3	(6,696.4)	3.9
Total liabilities and stockholders’ (deficit) equity	$5,011.4	$8,137.3	$7,344.3	$2,492.5	$(13,264.4)	$9,721.1

SCIENTIFIC GAMES CORPORATION AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(table amounts are presented in millions, except per share amounts)

SUPPLEMENTAL CONDENSED CONSOLIDATING STATEMENT OF
OPERATIONS AND COMPREHENSIVE LOSS
Year Ended December 31, 2015

	Parent Company	SGI	Guarantor Subsidiaries	Non-Guarantor Subsidiaries	Eliminating Entries	Consolidated
Revenue	$—	$446.9	$1,683.9	$966.6	$(338.6)	$2,758.8
Cost of instant games, cost of services and cost of product sales (1)	—	322.1	576.8	543.8	(338.6)	1,104.1
Selling, general and administrative	62.0	67.6	282.2	155.9	—	567.7
Research and development	—	5.5	148.8	29.6	—	183.9
Employee termination and restructuring	6.1	1.3	11.2	3.3	—	21.9
Depreciation and amortization	33.7	40.4	689.0	140.1	—	903.2
Goodwill impairments	—	67.6	802.9	132.1	—	1,002.6
Operating (loss) income	(101.8)	(57.6)	(827.0)	(38.2)	—	(1,024.6)
Interest expense	(0.3)	(128.3)	(535.6)	(0.7)	—	(664.9)
Other (expense) income, net	(21.0)	204.9	(173.6)	(15.0)	—	(4.7)
Net (loss) income before equity in (loss) income of subsidiaries and income taxes	(123.1)	19.0	(1,536.2)	(53.9)	—	(1,694.2)
Equity in (loss) income of subsidiaries	(1,309.0)	6.5	(174.3)	—	1,476.8	—
Income tax benefit (expense)	37.8	16.6	299.5	(54.0)		299.9
Net (loss) income from continuing operations	$(1,394.3)	$42.1	$(1,411.0)	$(107.9)	$1,476.8	$(1,394.3)

Net loss from discontinued operations	—	—	—	—	—	—

Net (loss) income	$(1,394.3)	$42.1	$(1,411.0)	$(107.9)	$1,476.8	$(1,394.3)

Other comprehensive (loss) income	(127.8)	(11.0)	(4.4)	(131.0)	146.4	(127.8)
Comprehensive (loss) income	$(1,522.1)	$31.1	$(1,415.4)	$(238.9)	$1,623.2	$(1,522.1)
_______________________________________________________________________________

(1)	Exclusive of D&A.

SCIENTIFIC GAMES CORPORATION AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(table amounts are presented in millions, except per share amounts)

SUPPLEMENTAL CONDENSED CONSOLIDATING STATEMENT OF
OPERATIONS AND COMPREHENSIVE LOSS
Year Ended December 31, 2014

	Parent Company	SGI	Guarantor Subsidiaries	Non-Guarantor Subsidiaries	Eliminating Entries	Consolidated
Revenue	$—	$432.0	$973.4	$640.9	$(259.9)	$1,786.4
Cost of instant games, cost of services and cost of product sales (1)	—	325.5	405.4	378.3	(259.8)	849.4
Selling, general and administrative	86.7	67.0	234.2	119.8	—	507.7
Research and development	—	4.0	95.0	18.0	—	117.0
Employee termination and restructuring	3.5	1.8	17.5	7.9	—	30.7
Depreciation and amortization	7.9	46.9	303.3	96.2		454.3
Operating (loss) income	(98.1)	(13.2)	(82.0)	20.7	(0.1)	(172.7)
Interest expense	(2.8)	(146.7)	(156.9)	(0.8)	—	(307.2)
Other (expense) income, net	(57.9)	4.3	(14.2)	52.8	—	(15.0)
Net (loss) income before equity in (loss) income of subsidiaries and income taxes	(158.8)	(155.6)	(253.1)	72.7	(0.1)	(494.9)
Equity in (loss) income of subsidiaries	(330.3)	55.9	(19.0)	—	293.4	—
Income tax benefit (expense)	254.8	(0.3)	19.7	(13.6)	—	260.6
Net (loss) income from continuing operations	(234.3)	(100.0)	(252.4)	59.1	293.3	(234.3)

Net loss from discontinued operations	—	—	—	—	—	—

Net (loss) income	$(234.3)	$(100.0)	$(252.4)	$59.1	$293.3	$(234.3)

Other comprehensive (loss) income	(112.7)	(7.5)	6.5	(111.2)	112.2	(112.7)
Comprehensive (loss) income	$(347.0)	$(107.5)	$(245.9)	$(52.1)	$405.5	$(347.0)
_______________________________________________________________________________

(1)	Exclusive of D&A.

SCIENTIFIC GAMES CORPORATION AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(table amounts are presented in millions, except per share amounts)

SUPPLEMENTAL CONDENSED CONSOLIDATING STATEMENT OF
OPERATIONS AND COMPREHENSIVE LOSS
Year Ended December 31, 2013

	Parent Company	SGI	Guarantor Subsidiaries	Non-Guarantor Subsidiaries	Eliminating Entries	Consolidated
Revenue	$—	$413.1	$164.9	$516.8	$(3.9)	$1,090.9
Cost of instant games, cost of services and cost of product sales (1)	—	129.1	183.8	287.3	(8.5)	591.7
Selling, general and administrative	77.2	52.7	50.3	87.8	(1.6)	266.4
Research and development	—	4.6	17.4	4.0	—	26.0
Employee termination and restructuring	8.9	2.8	3.5	7.5	—	22.7
Depreciation and amortization	1.2	46.1	61.4	93.7	—	202.4
Operating (loss) income	(87.3)	177.8	(151.5)	36.5	6.2	(18.3)
Interest expense	(21.3)	(97.2)	(0.2)	(0.8)	—	(119.5)
Other income (expense), net	16.3	(190.5)	181.2	(6.3)	(6.2)	(5.5)
Net (loss) income before equity in (loss) income of subsidiaries and income taxes	(92.3)	(109.9)	29.5	29.4	—	(143.3)
Equity in (loss) income of subsidiaries	(61.8)	29.4	—	—	32.4	—
Income tax benefit (expense)	128.5	(0.3)	—	(10.5)	—	117.7
Net (loss) income from continuing operations	(25.6)	(80.8)	29.5	18.9	32.4	(25.6)

Net loss from discontinued operations	(4.6)	—	—	(4.6)	4.6	(4.6)

Net (loss) income	$(30.2)	$(80.8)	$29.5	$14.3	$37.0	$(30.2)

Other comprehensive income (loss)	21.3	(1.8)	—	1.1	0.7	21.3
Comprehensive (loss) income	$(8.9)	$(82.6)	$29.5	$15.4	$37.7	$(8.9)
_______________________________________________________________________________

(1)	Exclusive of D&A.

SCIENTIFIC GAMES CORPORATION AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(table amounts are presented in millions, except per share amounts)

SUPPLEMENTAL CONDENSED CONSOLIDATING STATEMENT OF CASH FLOWS
Year Ended December 31, 2015

	Parent Company	SGI	Guarantor Subsidiaries	Non- Guarantor Subsidiaries	Eliminating Entries	Consolidated
Net cash provided by (used in) operating activities	$(91.5)	$164.5	$104.2	$237.0	$—	$414.2
Cash flows from investing activities:
Capital expenditures	(36.6)	(24.0)	(228.5)	(34.5)	—	(323.6)
Additions to equity method investments	—	(2.7)	—	—	—	(2.7)
Distributions of capital on equity investments	—	1.0	—	37.7	—	38.7
Restricted cash	—	—	6.5	(0.6)	—	5.9
Proceeds from asset sales	—	—	6.9	(0.2)	—	6.7
Changes in other assets and liabilities and other	—	(0.2)	5.9	5.5	—	11.2
Other, principally change in intercompany investing activities	—	(5.2)	—	—	5.2	—
Net cash (used in) provided by investing activities	(36.6)	(31.1)	(209.2)	7.9	5.2	(263.8)
Cash flows from financing activities:
Net payments of long-term debt	—	(133.0)	—	(8.3)	—	(141.3)
Net (redemptions) issuances of common stock under stock-based compensation plans	(0.8)	—	(35.6)	23.7	11.8	(0.9)
Contingent earnout payments	—	—	(0.5)	—	—	(0.5)
Payments on license obligations	(26.0)	—	(14.5)	—	—	(40.5)
Other, principally change in intercompany financing activities	160.2	—	128.1	(271.3)	(17.0)	—
Net cash (used in) provided by financing activities	133.4	(133.0)	77.5	(255.9)	(5.2)	(183.2)
Effect of exchange rate changes on cash and cash equivalents	—	(0.5)	3.4	(13.2)	—	(10.3)
Increase (decrease) in cash and cash equivalents	5.3	(0.1)	(24.1)	(24.2)	—	(43.1)
Cash and cash equivalents, beginning of period	37.9	0.1	28.8	105.0	—	171.8
Cash and cash equivalents, end of year	$43.2	$—	$4.7	$80.8	$—	128.7

SCIENTIFIC GAMES CORPORATION AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(table amounts are presented in millions, except per share amounts)

SUPPLEMENTAL CONDENSED CONSOLIDATING STATEMENT OF CASH FLOWS
Year Ended December 31, 2014

	Parent Company	SGI	Guarantor Subsidiaries	Non- Guarantor Subsidiaries	Eliminating Entries	Consolidated
Net cash provided by operating activities	$110.5	$35.3	$10.3	$47.4	$—	$203.5
Cash flows from investing activities:
Capital expenditures	(12.9)	(30.1)	(156.4)	(38.9)	—	(238.3)
Additions to equity method investments	—	(7.6)	—	(40.6)	—	(48.2)
Distributions of capital on equity investments	—	1.6	—	47.2	—	48.8
Proceeds on sale of equity interest	—	—	—	44.9	—	44.9
Restricted cash	—	—	(0.4)	—	—	(0.4)
Business acquisitions, net of cash acquired	—	—	(3,140.6)	—	—	(3,140.6)
Changes in other assets and liabilities and other	(3,210.2)	29.3	4.3	49.3	3,128.2	0.9
Other, principally change in intercompany investing activities	—	(5,155.1)	296.3	—	4,858.8	—
Net cash (used in) provided by investing activities	(3,223.1)	(5,161.9)	(2,996.8)	61.9	7,987.0	(3,332.9)
Cash flows from financing activities:
Net proceeds (payments) of long-term debt	—	5,289.2	(1,882.9)	(11.1)	—	3,395.2
Excess tax effect from stock-based compensation plans	—	—	—	0.3	—	0.3
Payments of deferred financing fees	—	(163.1)	—	—	—	(163.1)
Net (redemptions) issuances of common stock under stock-based compensation plans	(18.7)	—	3,195.4	(67.2)	(3,128.2)	(18.7)
Common stock repurchases	(29.5)	—	—	—	—	(29.5)
Contingent earnout payments	—	—	(10.0)	(3.2)	—	(13.2)
Payments on license obligations	—	—	(13.6)	—	—	(13.6)
Other, principally change in intercompany financing activities	3,141.4	—	1,699.2	18.2	(4,858.8)	—
Net cash provided by (used in) financing activities	3,093.2	5,126.1	2,988.1	(63.0)	(7,987.0)	3,157.4
Effect of exchange rate changes on cash and cash equivalents	—	0.6	0.4	(10.9)	—	(9.9)
(Decrease) increase in cash and cash equivalents	(19.4)	0.1	2.0	35.4	—	18.1
Cash and cash equivalents, beginning of period	57.3	—	26.8	69.6	—	153.7
Cash and cash equivalents, end of year	$37.9	$0.1	$28.8	$105.0	$—	$171.8

SCIENTIFIC GAMES CORPORATION AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(table amounts are presented in millions, except per share amounts)

SUPPLEMENTAL CONDENSED CONSOLIDATING STATEMENT OF CASH FLOWS
Year Ended December 31, 2013

	Parent Company	SGI	Guarantor Subsidiaries	Non-Guarantor Subsidiaries	Eliminating Entries	Consolidated
Net cash provided by (used in) operating activities	$60.4	$(43.3)	$21.3	$132.8	$—	$171.2
Cash flows from investing activities:
Capital expenditures	(6.9)	(30.3)	(49.8)	(78.8)	—	(165.8)
Investments in subsidiaries	(1,485.9)	35.9	—	28.5	1,421.5	—
Additions to equity method investments	—	(43.3)	—	(42.8)	—	(86.1)
Distribution of capital on equity investments	—	3.0	—	17.7	—	20.7
Restricted cash	—	—	(0.7)	30.8	—	30.1
Proceeds from sale of equity interest	10.0	—	—	—	—	10.0
Business acquisitions, net of cash acquired	—	—	(1,489.1)	16.2	—	(1,472.9)
Changes in other assets and liabilities and other	—	—	(0.3)	(0.4)	—	(0.7)
Other, principally change in intercompany investing activities	79.7	(1,430.1)	166.5	—	1,183.9	—
Net cash (used in) provided by investing activities	(1,403.1)	(1,464.8)	(1,373.4)	(28.8)	2,605.4	(1,664.7)
Cash flows from financing activities:
Net proceeds (payments) of long-term debt	—	1,728.7	(100.0)	(5.4)	—	1,623.3
Excess tax effect from stock-based compensation plans	—	—	—	0.9	—	0.9
Payments of deferred financing fees	—	(82.6)	—	—	—	(82.6)
Net redemptions of common stock under stock-based compensation plans	(2.1)	—	1,476.5	(55.0)	(1,421.5)	(2.1)
Common stock repurchases	(0.8)	—	—	—	—	(0.8)
Other, principally change in intercompany financing activities	1,375.8	(138.7)	—	(53.2)	(1,183.9)	—
Net cash provided by (used in) financing activities	1,372.9	1,507.4	1,376.5	(112.7)	(2,605.4)	1,538.7
Effect of exchange rate changes on cash and cash equivalents	—	0.3	—	(0.8)	—	(0.5)
Increase (decrease) in cash and cash equivalents	30.2	(0.4)	24.4	(9.5)	—	44.7
Cash and cash equivalents, beginning of period	27.1	0.4	2.4	79.1	—	109.0
Cash and cash equivalents, end of year	$57.3	$—	$26.8	$69.6	$—	$153.7

SCIENTIFIC GAMES CORPORATION AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(table amounts are presented in millions, except per share amounts)

(25) Selected Quarterly Financial Data, Unaudited

	Quarter Ended 2015
	March 31 (a)	June 30 (b)	September 30 (c)	December 31 (d)
Total operating revenues	$658.7	$691.5	$671.6	$737.0
Total cost of revenues (1)	255.4	275.3	250.0	323.4
Selling, general and administrative	145.9	140.9	136.8	144.1
Research and development	46.9	48.0	45.9	43.1
Employee termination and restructuring	8.2	5.2	5.6	2.9
Depreciation and amortization	184.2	222.2	286.5	210.3
Goodwill impairments	—	—	935.0	67.6
Operating income (loss)	18.1	(0.1)	(988.2)	(54.4)
Net loss	$(86.4)	$(102.2)	$(1,078.2)	$(127.5)

Basic and diluted net loss per share:
Total basic net loss per share	$(1.01)	$(1.19)	$(12.52)	$(1.48)

Total diluted net loss per share	$(1.01)	$(1.19)	$(12.52)	$(1.48)

Weighted average number of shares used in per share calculations:
Basic shares	85.3	85.9	86.1	86.3
Diluted shares	85.3	85.9	86.1	86.3
(1) Exclusive of D&A

(a)	Includes accelerated D&A charges of $4.6 million related to long term asset impairments and write-downs.

(b)
Includes inventory write-downs for discontinued product lines of $5.9 million and accelerated D&A charges of $35.1 million related to long-term asset impairments and write-downs, including $25.0 million of trade name assets.

(c)
Includes an impairment charge of $935.0 million to reduce the carrying amount of our SG gaming reporting unit goodwill and accelerated D&A charges of $103.6 million related to long-term asset impairments and write-downs of trade name assets.

(d)
Includes an impairment charge of $67.6 million, which resulted in a tax benefit of $24.9 million, to write-off our U.S. lottery systems reporting unit goodwill, legal contingencies and settlements of $2.5 million, a $35.5 million charge related to other asset impairments and contract cancellation costs included in cost of instant games sales and accelerated D&A charges of $26.4 million related to long-term asset impairments and write-downs.

As previously disclosed in Note 9 to our consolidated financial statements for the three and nine month interim periods ended September 30, 2015, we identified indicators of potential goodwill impairment at our SG gaming reporting unit and performed a preliminary quantitative two-step goodwill impairment test required in accordance with ASC 350. As the step one analysis indicated an impairment of the goodwill of the SG gaming reporting unit, we then proceeded to perform a step two impairment analysis to determine the amount of goodwill impairment, if any, to be recorded. As of November 9, 2015, the filing date of our Quarterly Report on Form 10-Q for the three and nine month interim periods ended September 30, 2015, we had not completed our step two analysis due to its inherent complexity. However, based on the work performed through the date of that filing, we recorded a $535.0 million non-cash goodwill impairment charge with no tax benefit to reduce the historical carrying amount of our SG gaming reporting unit goodwill to its implied fair value, which impairment was reflected in Goodwill impairment in our Consolidated Statements of Operations and Comprehensive Loss for the three and nine months ended September 30, 2015. At the time of filing, we believed that the preliminary estimate of the impairment charge was reasonable and represented our current good faith estimate of the amount of the impairment charge based on our analysis to

SCIENTIFIC GAMES CORPORATION AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(table amounts are presented in millions, except per share amounts)

such date. As previously disclosed, our fair value estimates were based on assumptions that were subject to inherent uncertainty and there could be no assurances that no material adjustments to the preliminary estimates would be required as the step two analysis was finalized. Subsequent to filing our Quarterly Report on Form 10-Q, we became aware of an error in our step two analysis. Specifically, in our preliminary step two analysis, we included certain net deferred tax liabilities in the hypothetical purchase price allocation that should not have been included. After removing the net deferred tax liabilities from the hypothetical purchase price allocation, the implied fair value of goodwill decreased by $400.0 million, resulting in a revised total impairment charge of $935.0 million. Accordingly, we have revised the unaudited selected quarterly financial data for the quarter ended September 30, 2015 above to reflect this adjustment. The following tables show the impact of the adjustment on the Company’s previously reported goodwill impairment, operating loss, net loss, comprehensive loss, basic and diluted net loss per share, goodwill, total assets, stockholders’ deficit and total liabilities and stockholders’ (deficit) equity (in millions except per share amounts).

	Three Months Ended September 30, 2015			Nine Months Ended September 30, 2015
	Previously Reported	Adjustment	As Revised	Previously Reported	Adjustment	As Revised
Goodwill impairment	$535.0	$400.0	$935.0	$535.0	$400.0	$935.0
Operating loss	588.2	400.0	988.2	570.2	400.0	970.2
Net loss	678.2	400.0	1,078.2	866.8	400.0	1,266.8
Comprehensive loss	727.2	400.0	1,127.2	1,002.9	400.0	1,402.9
Basic net loss per share	7.88	4.64	12.52	10.10	4.66	14.76
Diluted net loss per share	7.88	4.64	12.52	10.10	4.66	14.76

	As of September 30, 2015
	Previously Reported	Adjustment	As Revised
Goodwill	$3,485.2	$(400.0)	$3,085.2
Total assets	8,615.1	(400.0)	8,215.1
Total stockholder's deficit	(980.8)	(400.0)	(1,380.8)
Total liabilities and stockholders’ (deficit) equity	8,615.1	(400.0)	8,215.1

The adjustment had no effect on previously reported consolidated revenues or cash flows of the Company. In accordance with the relevant guidance in ASC 250, we evaluated the materiality of the error from a qualitative and quantitative perspective and concluded it was not material to previous interim period financial statements and does not affect the trend of financial results.

SCIENTIFIC GAMES CORPORATION AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(table amounts are presented in millions, except per share amounts)

	Quarter Ended 2014
	March 31 (a)	June 30 (b)	September 30 (c)	December 31 (d)
Total operating revenues	$388.1	$416.9	$415.6	$565.8
Total cost of revenues (1)	182.8	192.4	199.2	275.0
Selling, general and administrative	91.8	95.2	95.6	225.1
Research and development	25.9	24.8	26.3	40.0
Employee termination and restructuring	5.6	4.9	1.9	18.3
Depreciation and amortization	94.1	96.0	100.4	163.8
Operating (loss) income	(12.1)	3.6	(7.8)	(156.4)
Net loss	$(45.0)	$(72.4)	$(69.8)	$(47.1)

Basic and diluted net loss per share:
Total basic net loss per share	$(0.53)	$(0.86)	$(0.82)	$(0.55)

Total diluted net loss per share	$(0.53)	$(0.86)	$(0.82)	$(0.55)

Weighted average number of shares used in per share calculations:
Basic shares	84.3	84.4	84.7	84.9
Diluted shares	84.3	84.4	84.7	84.9
(1) Exclusive of D&A.

(a)	Includes $14.5 million gain for the sale of our 20.0% equity interest in Sportech.

(b)
Includes $25.9 million loss on extinguishment of debt primarily related to the tender and redemption premiums and the write-off of deferred financing costs in connection with the purchase and redemption of our 2019 Notes. Also includes $8.0 million charge we recorded related to our share of an estimated net shortfall payment accrued by Northstar Illinois.

(c)	Includes $19.7 million non-cash impairment charge we recorded to write down our Northstar Illinois equity investment.

(d)
Reflects operating results of Bally from the acquisition date to December 31, 2014 including $151.6 million of revenue, $52.9 million of costs of services and product sales, $81.2 million of SG&A, $13.0 million of R&D, $3.9 million of employee termination and restructuring costs, and $36.9 million of D&A. Results from the three months ended December 31, 2014 also included an additional $13.6 million of employee termination and restructuring costs which are described in Note 4 (Employee Termination and Restructuring Plans), $6.2 million of impairment charges associated with the MMC game, $5.2 million of impairment charges related to inventory obsolescence, $4.0 million write-down of certain receivables from international customers and a $3.1 million charge in earnings (loss) from equity investments related to the additional shortfall payment booked by the Northstar Illinois joint venture for the lottery's fiscal year ended June 30, 2014.

SCHEDULE II
SCIENTIFIC GAMES CORPORATION AND SUBSIDIARIES
Valuation and Qualifying Accounts
Years Ended December 31, 2015, 2014 and 2013
(in millions)

Allowance for doubtful accounts	Balance at Beginning of Period	Additions	Other	Deductions (1)	Balance at End of Period
Year ended December 31, 2015	$17.0	9.1	—	(2.3)	$23.8
Year ended December 31, 2014	$20.0	6.4	(0.4)	(9.0)	$17.0
Year ended December 31, 2013	$11.2	9.3	(0.2)	(0.3)	$20.0

Tax-related valuation allowance	Balance at Beginning of Period	Charged to Tax Benefit	Balance at End of Period
Year ended December 31, 2015	$107.3	(11.7)	$95.6
Year ended December 31, 2014	$178.7	(71.4)	$107.3
Year ended December 31, 2013	$241.2	(62.5)	$178.7
_______________________________________________________________________________

(1)	Amounts written off, net of recovery, and related impact of foreign currency exchange.

SIGNATURES
Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

February 29, 2016	SCIENTIFIC GAMES CORPORATION
	By:	/s/ Scott D. Schweinfurth
Scott D. Schweinfurth, Chief Financial Officer

	By:	/s/ Jeffrey B. Johnson
Jeffrey B. Johnson, Chief Accounting Officer
Pursuant to the requirements of the Securities Exchange Act of 1934, this Report has been signed below by the following persons on behalf of the Registrant and in the capacities indicated on February 29, 2016.

Signature	Title

/s/ Ronald O. Perelman	Chairman of the Board
Ronald O. Perelman

/s/ M. Gavin Isaacs	President and Chief Executive Officer (principal executive officer)
M. Gavin Isaacs

/s/ Scott D. Schweinfurth	Executive Vice President, Chief Financial Officer and Corporate Secretary (principal financial officer)
Scott D. Schweinfurth

/s/ Jeffrey B. Johnson	Vice President, Finance, and Chief Accounting Officer (principal accounting officer)
Jeffrey B. Johnson

/s/ David L. Kennedy	Vice Chairman of the Board
David L. Kennedy

/s/ Peter A. Cohen	Vice Chairman of the Board
Peter A. Cohen

/s/ Richard M. Haddrill	Executive Vice Chairman of the Board
Richard M. Haddrill

Signature	Title

/s/ Gerald J. Ford	Director
Gerald J. Ford

/s/ Barry F. Schwartz	Director
Barry F. Schwartz

/s/ Michael J. Regan	Director
Michael J. Regan

/s/ Frances F. Townsend	Director
Frances F. Townsend

/s/ Paul M. Meister	Director
Paul M. Meister

/s/ Gabrielle K. McDonald	Director
Gabrielle K. McDonald

(3).    Exhibits.
EXHIBIT INDEX

Exhibit Number	Description
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

3.1(a)
Restated Certificate of Incorporation of Scientific Games Corporation, filed with the Secretary of State of the State of Delaware on March 20, 2003 (incorporated by reference to Exhibit 3(i) to Scientific Games Corporation’s Annual Report on Form 10-K for the fiscal year ended December 31, 2002).

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

4.8
Supplemental Indenture, dated as of October 2, 2015, among Scientific Games Corporation, as issuer, Go For A Million Productions, LLC and the other guarantors party thereto, and Deutsche Bank Trust Company Americas, as successor trustee, relating to the Indenture, dated as of September 22, 2010, by and among Scientific Games Corporation, as issuer, the guarantors party thereto and Deutsche Bank Trust Company Americas, as successor trustee, relating to the 8.125% Senior Subordinated Notes due 2018 (incorporated by reference to Exhibit 4.1 to Scientific Games Corporation's Quarterly Report on Form 10-Q for the quarter ended September 30, 2015).

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

4.10
Form of 6.250% Senior Subordinated Notes due 2020 (incorporated by reference to Exhibits 4.3(a) and 4.3(b) to Scientific Games Corporation's Registration Statement on Form S-4 (No. 333-184835) filed on November 8, 2012 and included in Exhibit 4.9 above).

4.11
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

4.12
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

4.13
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

4.14
Supplemental Indenture, dated as of November 21, 2014, among Scientific Games International, Inc., as issuer, Scientific Games Corporation, Bally Technologies, Inc., Casino Electronics, Inc., Alliance Holding Company, Bally Gaming International, Inc., Bally Gaming, Inc., Bally Gaming GP, LLC, Bally Gaming LP, LLC, Bally Properties East, LLC, Bally Properties West, LLC, Compudigm Services, Inc., SHFL Properties, LLC, Sierra Design Group, Arcade Planet, Inc. and the other guarantors party thereto, and Deutsche Bank Trust Company Americas, as successor trustee, relating to the Indenture, dated as of August 20, 2012, among Scientific Games International, Inc., as issuer, Scientific Games Corporation and the other guarantors party thereto and Deutsche Bank Trust Company Americas, as successor trustee, relating to the 6.250% Senior Subordinated Notes due 2020 (incorporated by reference to Exhibit 4.7 to Scientific Games Corporation's Current Report on Form 8-K filed on November 26, 2014).

4.15
Supplemental Indenture, dated as of October 2, 2015, among Scientific Games International, Inc., as issuer, Scientific Games Corporation, Go For A Million Productions, LLC and the other guarantors party thereto, and Deutsche Bank Trust Company Americas, as trustee, relating to the Indenture, dated as of August 20, 2012, by and among Scientific Games International, Inc., as issuer, Scientific Games Corporation and the other guarantors party thereto and Deutsche Bank Trust Company Americas, as successor trustee, relating to the 6.250% Senior Subordinated Notes due 2020 (incorporated by reference to Exhibit 4.2 to Scientific Games Corporation's Quarterly Report on Form 10-Q for the quarter ended September 30, 2015).

4.16
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

4.17
Supplemental Indenture, dated as of September 15, 2014, among Scientific Games International, Inc., as issuer, Scientific Games Corporation, Scientific Games Productions, LLC, Scientific Games Distribution, LLC and the other guarantors party thereto, and Deutsche Bank Trust Company Americas, as trustee, relating to the Indenture, dated as of June 4, 2014, among Scientific Games International, Inc., as issuer, Scientific Games Corporation and the other guarantors party thereto and Deutsche Bank Trust Company Americas, as trustee, relating to the 6.625% Senior Subordinated Notes due 2021 (incorporated by reference to Exhibit 4.3 to Scientific Games Corporation's Quarterly Report on Form 10-Q for the quarter ended September 30, 2014).

4.18
Supplemental Indenture, dated as of November 21, 2014, among Scientific Games International, Inc., as issuer, Scientific Games Corporation, Bally Technologies, Inc., Casino Electronics, Inc., Alliance Holding Company, Bally Gaming International, Inc., Bally Gaming, Inc., Bally Gaming GP, LLC, Bally Gaming LP, LLC, Bally Properties East, LLC, Bally Properties West, LLC, Compudigm Services, Inc., SHFL Properties, LLC, Sierra Design Group, Arcade Planet, Inc. and the other guarantors party thereto, and Deutsche Bank Trust Company Americas, as successor trustee, relating to the Indenture, dated as of June 4, 2014, among Scientific Games International, Inc., as issuer, Scientific Games Corporation and the other guarantors party thereto and Deutsche Bank Trust Company Americas, as trustee, relating to the 6.625% Senior Subordinated Notes due 2021 (incorporated by reference to Exhibit 4.8 to Scientific Games Corporation's Current Report on Form 8-K filed on November 26, 2014).

4.19
Supplemental Indenture, dated as of October 2, 2015, among Scientific Games International, Inc., as issuer, Scientific Games Corporation, Go For A Million Productions, LLC and the other guarantors party thereto, and Deutsche Bank Trust Company Americas, as trustee, relating to the Indenture, dated as of June 4, 2014, by and among Scientific Games International, Inc., as issuer, Scientific Games Corporation and the other guarantors party thereto and Deutsche Bank Trust Company Americas, as trustee, relating to the 6.625% Senior Subordinated Notes due 2021 (incorporated by reference to Exhibit 4.3 to Scientific Games Corporation's Quarterly Report on Form 10-Q for the quarter ended September 30, 2015).

4.20
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

4.22
Supplemental Indenture, dated as of October 2, 2015, among Scientific Games International, Inc., as issuer, Scientific Games Corporation, Go For A Million Productions, LLC and the other guarantors party thereto, and Deutsche Bank Trust Company Americas, as trustee, relating to the Indenture, dated as of November 21, 2014, between SGMS Escrow Corp., as issuer, Scientific Games Corporation and the other guarantors party thereto and Deutsche Bank Trust Company Americas, as trustee, relating to the 10.000% Senior Unsecured Notes due 2022 (incorporated by reference to Exhibit 4.4 to Scientific Games Corporation's Quarterly Report on Form 10-Q for the quarter ended September 30, 2015).

4.23
Indenture, dated as of November 21, 2014, between SGMS Escrow Corp., as issuer, and Deutsche Bank Trust Company Americas, as collateral agent and trustee, related to the 7.000% Senior Secured Notes due 2022 (incorporated by reference to Exhibit 4.3 to Scientific Games Corporation's Current Report on Form 8-K filed on November 26, 2014).

4.24
Supplemental Indenture, dated as of November 21, 2014, among Scientific Games International, Inc., as issuer, Scientific Games Corporation, and the other guarantors party thereto and Deutsche Bank Trust Company Americas, as trustee, relating to the Indenture dated as of November 21, 2014, between SGMS Escrow Corp., as escrow issuer, and Deutsche Bank Trust Company relating to the 7.000% Senior Secured Notes due 2022 (incorporated by reference to Exhibit 4.4 to Scientific Games Corporation's Current Report on Form 8-K filed on November 26, 2014).

4.25
Supplemental Indenture, dated as of October 2, 2015, among Scientific Games International, Inc., as issuer, Scientific Games Corporation, Go For A Million Productions, LLC and the other guarantors party thereto, and Deutsche Bank Trust Company Americas, as trustee, relating to the Indenture, dated as of November 21, 2014, between SGMS Escrow Corp., as issuer, Scientific Games Corporation and the other guarantors party thereto and Deutsche Bank Trust Company Americas, as trustee, relating to the 7.000% Senior Secured Notes due 2022 (incorporated by reference to Exhibit 4.5 to Scientific Games Corporation's Quarterly Report on Form 10-Q for the quarter ended September 30, 2015).

10.1
Credit Agreement, dated as of October 18, 2013, among Scientific Games International, Inc., as the borrower, Scientific Games Corporation, the lenders and other agents party thereto from time to time, Bank of America, N.A., as administrative agent, collateral agent, issuing lender and swingline lender, JPMorgan Chase Bank, N.A., as issuing lender, Bank of America, N.A., Credit Suisse Securities (USA) LLC and UBS Securities LLC, as joint lead arrangers, Bank of America, N.A., Credit Suisse Securities (USA) LLC, UBS Securities LLC, J.P. Morgan Securities LLC, RBS Securities Inc., Deutsche Bank Securities Inc., Goldman Sachs Bank USA and HSBC Securities (USA) Inc., as joint bookrunners, Credit Suisse Securities (USA) LLC and UBS Securities LLC, as co-syndication agents, and J.P. Morgan Securities LLC, The Royal Bank of Scotland plc, Deutsche Bank Securities Inc., Goldman Sachs Bank USA and HSBC Securities (USA) Inc., as co-documentation agents (incorporated by reference to Exhibit 10.1 to Scientific Games Corporation's Current Report on Form 8-K filed on October 18, 2013).

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

10.3
Escrow Credit Agreement, dated as of October 1, 2014, among SGMS Escrow Corp., the lenders and other agents from time to time party thereto, and Bank of America, N.A., as administrative agent (incorporated by reference to Exhibit 10.2 to Scientific Games Corporation's Current Report on Form 8-K filed on October 7, 2014).

10.4
Guarantee and Collateral Agreement, dated as of October 18, 2013, by and among Scientific Games Corporation, Scientific Games International, Inc., the guarantor parties named therein and Bank of America, N.A. as collateral agent (incorporated by reference to Exhibit 10.2 to Scientific Games Corporation's Current Report on Form 8-K filed on October 18, 2013).

10.5
Collateral Agreement, dated as of November 21, 2014, among Scientific Games International, Inc., as grantor. Scientific Games Corporation, as guarantor, the subsidiary guarantors party thereto and Deutsche Bank Trust Company Americas, as collateral agent, related to the 7.000% Senior Secured Notes due 2022 (incorporated by reference to Exhibit 10.1 to Scientific Games Corporation's Current Report on Form 8-K filed on November 26, 2014).

10.6
Stockholders' Agreement, dated as of September 6, 2000, among Scientific Games Corporation, MacAndrews & Forbes Holdings Inc. (formerly known as Mafco Holdings Inc.) ("MacAndrews") (as successor-in-interest under the agreement to Cirmatica Gaming S.A.) and Ramius Securities, LLC (incorporated by reference to Exhibit 10.38 to Scientific Games Corporation's Quarterly Report on Form 10-Q for the quarter ended July 31, 2000).

10.7
Supplemental Stockholders' Agreement, dated as of June 26, 2002, among Scientific Games Corporation and MacAndrews (as successor-in-interest to Cirmatica Gaming S.A.) (incorporated by reference to Exhibit 4.2 to Scientific Games Corporation's Quarterly Report on Form 10-Q for the quarter ended June 30, 2002).

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

10.11	2003 Incentive Compensation Plan, as amended and restated (incorporated by reference to Appendix A to Scientific Games Corporation’s Proxy Statement on Schedule 14A filed on April 30, 2015).*

10.12	1995 Equity Incentive Plan, as amended (incorporated by reference to Exhibit 10.14 to Scientific Games Corporation’s Annual Report on Form 10-K for the fiscal year ended October 31, 1997).*

10.13
Scientific Games Corporation Nonqualified Deferred Compensation Plan, as amended and restated (incorporated by reference to Exhibit 10.15 to Scientific Games Corporation's Annual Report on Form 10-K for the year ended December 31, 2014).*

10.14	Asia-Pacific Business Incentive Compensation Program (incorporated by reference to Exhibit 10.4 to Scientific Games Corporation's Current Report on Form 8-K filed on December 3, 2010).*

10.15
Employment Agreement dated as of December 18, 2012 (effective as of January 1, 2013) by and between Scientific Games International, Inc. and James C. Kennedy (incorporated by reference to Exhibit 10.20 to Scientific Games Corporation's Annual Report on Form 10-K for the year ended December 31, 2014).*

10.16
Employment Agreement dated as of August 28, 2014 between Scientific Games Corporation and Steven W. Beason (incorporated by reference to Exhibit 10.7 to Scientific Games Corporation's Quarterly Report on Form 10-Q for the quarter ended September 30, 2014).*

10.17
Employment Agreement dated as of January 1, 2006 by and between Scientific Games Corporation and Larry A. Potts (executed on August 2, 2006) (incorporated by reference to Exhibit 10.4 to Scientific Games Corporation's Quarterly Report on Form 10-Q for the quarter ended September 30, 2006).*

10.18
Letter Agreement dated as of October 2, 2008 by and between Scientific Games Corporation and Larry A. Potts, which amended Mr. Potts' Employment Agreement dated as of January 1, 2006 (incorporated by reference to Exhibit 10.36 to Scientific Games Corporation's Annual Report on Form 10-K for the year ended December 31, 2008).*

10.19
Amendment to Employment Agreement dated as of December 30, 2008 by and between Scientific Games Corporation and Larry A. Potts, which amended Mr. Potts' Employment Agreement dated as of January 1, 2006, as amended by the Letter Agreement dated as of October 2, 2008 (incorporated by reference to Exhibit 10.37 to Scientific Games Corporation's Annual Report on Form 10-K for the year ended December 31, 2008).*

10.20
Letter Agreement, dated as of September 28, 2011, by and between Scientific Games Corporation and Larry A. Potts, which amended Mr. Potts' Employment Agreement dated as of January 1, 2006, as amended by the Letter Agreement dated as of October 2, 2008 and the Amendment dated as of December 30, 2008 (incorporated by reference to Exhibit 10.2 to Scientific Games Corporation's Current Report on Form 8-K filed on October 3, 2011).*

10.21
Letter Agreement, dated as of April 30, 2014, by and between Scientific Games Corporation and Larry A. Potts, which amended Mr. Potts' Employment Agreement dated as of January 1, 2006, as amended by the Letter Agreement dated as of October 2, 2008, the Amendment dated as of December 30, 2008 and the Letter Agreement dated as of September 28, 2011(incorporated by reference to Exhibit 10.26 to Scientific Games Corporation's Annual Report on Form 10-K for the year ended December 31, 2014).*

10.22
Employment Agreement made as of August 1, 2011 by and between Scientific Games Corporation and Jeffrey Johnson (incorporated by reference to Exhibit 10.1 to Scientific Games Corporation's Current Report on Form 8-K filed on July 26, 2011).*

10.23
Employment Agreement dated as of January 5, 2015 by and between Scientific Games Corporation and Derik Mooberry (incorporated by reference to Exhibit 10.28 to Scientific Games Corporation's Annual Report on Form 10-K for the year ended December 31, 2014).*

10.24
Employment Agreement dated as of December 8, 2014 between Scientific Games Corporation and Richard Haddrill (incorporated by reference to Exhibit 10.15 to Scientific Games Corporation's Annual Report on Form 10-K for the year ended December 31, 2014).*

10.25
Agreement and General Release dated as of December 30, 2014 between Scientific Games Corporation and William J. Huntley (incorporated by reference to Exhibit 10.32 to Scientific Games Corporation's Annual Report on Form 10-K for the year ended December 31, 2014).*

10.26
Agreement and General Release dated as of September 30, 2014 between Scientific Games Corporation and Andrew E. Tomback (incorporated by reference to Exhibit 10.4 to Scientific Games Corporation's Quarterly Report on Form 10-Q for the quarter ended September 30, 2014).*

10.27
Employment Agreement dated as of December 5, 2013 by and between Scientific Games Corporation and David L. Kennedy (incorporated by reference to Exhibit 10.43 to Scientific Games Corporation's Annual Report on Form 10-K for the year ended December 31, 2013).*

10.28
Employment Agreement, dated as of June 9, 2014, by and between Scientific Games Corporation and David L. Kennedy (incorporated by reference to Exhibit 10.2 to Scientific Games Corporation's Current Report on Form 8-K filed on June 10, 2014).*

10.29
Letter Agreement dated as of July 31, 2014 between Scientific Games Corporation and David L. Kennedy (incorporated by reference to Exhibit 10.3 to Scientific Games Corporation's Quarterly Report on Form 10-Q for the quarter ended September 30, 2014).*

10.30
Employment Agreement dated as of January 1, 2006 by and between Scientific Games Corporation and A. Lorne Weil (executed on August 8, 2006) (incorporated by reference to Exhibit 10.1 to Scientific Games Corporation's Quarterly Report on Form 10-Q for the quarter ended September 30, 2006).*

10.31
Letter dated August 2, 2007 between A. Lorne Weil and Scientific Games Corporation with respect to payment of Mr. Weil's deferred compensation upon a termination of employment under Mr. Weil's Employment Agreement dated as of January 1, 2006 (incorporated by reference to Exhibit 10.1 to Scientific Games Corporation's Quarterly Report on Form 10-Q for the quarter ended September 30, 2007).*

10.32
Amendment to Employment Agreement dated as of May 1, 2008 by and between Scientific Games Corporation and A. Lorne Weil (executed on May 12, 2008), which amended Mr. Weil's Employment Agreement dated as of January 1, 2006, as amended by the Letter dated August 2, 2007 (incorporated by reference to Exhibit 10.2 to Scientific Games Corporation's Current Report on Form 8-K filed on May 14, 2008).*

10.33
Amendment to Employment Agreement dated as of December 30, 2008 by and between Scientific Games Corporation and A. Lorne Weil, which amended Mr. Weil's Employment Agreement dated as of January 1, 2006, as amended by the Letter dated August 2, 2007 and the Amendment dated as of May 1, 2008 (incorporated by reference to Exhibit 10.20 to Scientific Games Corporation's Annual Report on Form 10-K for the year ended December 31, 2008).*

10.34
Third Amendment to Employment Agreement dated as of May 29, 2009 by and between Scientific Games Corporation and A. Lorne Weil, which amended Mr. Weil's Employment Agreement dated as of January 1, 2006, as amended by the Letter dated August 2, 2007 and the Amendments dated as of May 1, 2008 and December 30, 2008 (incorporated by reference to Exhibit 10.1 to Scientific Games Corporation's Current Report on Form 8-K filed on June 2, 2009).*

10.35
Amendment to Employment Agreement dated as of December 2, 2010 by and between Scientific Games Corporation and A. Lorne Weil, which amended Mr. Weil's Employment Agreement dated as of January 1, 2006, as amended by the Letter dated August 2, 2007 and the Amendments dated as of May 1, 2008, December 30, 2008 and May 29, 2009 (incorporated by reference to Exhibit 10.1 to Scientific Games Corporation's Current Report on Form 8-K filed on December 3, 2010).*

10.36
Amendment to Employment Agreement dated as of August 18, 2011 by and between A. Lorne Weil and Scientific Games Corporation, which amended Mr. Weil's Employment Agreement dated as of January 1, 2006, as amended by the Letter dated August 2, 2007 and the Amendments dated as of May 1, 2008, December 30, 2008, May 29, 2009 and December 2, 2010 (incorporated by reference to Exhibit 10.1 to Scientific Games Corporation's Current Report on Form 8-K filed on August 18, 2011).*

10.37
Agreement and General Release dated as of December 30, 2013 by and between A. Lorne Weil and Scientific Games Corporation (incorporated by reference to Exhibit 10.17 to Scientific Games Corporation's Annual Report on Form 10-K for the year ended December 31, 2013).*

10.38
Amended and Restated Executive Employment Agreement, dated April 1, 2014, by and between Scientific Games Corporation and Scott D. Schweinfurth (incorporated by reference to Exhibit 10.1 to Scientific Games Corporation's Quarterly Report on Form 10-Q for the quarter ended March 31, 2014).*

10.39
Employment Agreement, dated as of June 9, 2014, by and between Scientific Games Corporation and M. Gavin Isaacs (incorporated by reference to Exhibit 10.1 to Scientific Games Corporation's Current Report on Form 8-K filed on June 10, 2014).*

10.40
Form of Inducement Equity Award Agreement between Scientific Games Corporation and M. Gavin Isaacs (incorporated by reference to Exhibit 4.4 to Scientific Games Corporation's Registration Statement on Form S-8 (No. 333-197948) filed on August 7, 2014).*

10.41
Amendment to Employment Agreement, dated as of May 28, 2015, by and between Scientific Games Corporation and Jeffrey Johnson, which amended Mr. Johnson’s Employment Agreement dated as of August 1, 2011 (incorporated by reference to Exhibit 10.3 to Scientific Games Corporation's Quarterly Report on Form 10-Q for the quarter ended June 30, 2015).*

10.42
Letter Agreement, dated as of May 1, 2015, by and between Scientific Games Corporation and Larry A. Potts, which amended Mr. Potts' Employment Agreement dated as of January 1, 2006, as amended by the Letter Agreement dated as of October 2, 2008, the Amendment dated as of December 30, 2008, the Letter Agreement dated as of September 28, 2011, and the Letter Agreement dated as of April 30, 2014 (incorporated by reference to Exhibit 10.1 to Scientific Games Corporation's Current Report on Form 8-K filed on May 6, 2015).*

10.43
Employment Agreement dated as of July 14, 2015 by and between Scientific Games Corporation and David W. Smail (incorporated by reference to Exhibit 10.1 to Scientific Games Corporation's Quarterly Report on Form 10-Q for the quarter ended September 30, 2015).*

10.44
Letter Agreement, dated as of October 29, 2015, by and between Scientific Games Corporation and Richard Haddrill, which amended Mr. Haddrill's Employment Agreement dated as of December 8, 2014 (incorporated by reference to Exhibit 10.2 to Scientific Games Corporation's Quarterly Report on Form 10-Q for the quarter ended September 30, 2015).*

10.45
Amendment to Employment Agreement dated as of October 29, 2015 by and between Scientific Games Corporation and M. Gavin Isaacs, which amended Mr. Isaacs Employment Agreement dated as of June 9, 2014.* (†)

10.46	Separation Agreement dated as of November 12, 2015 by and between Scientific Games Corporation Bally Gaming, Inc. and Scott D. Schweinfurth.*(†)

10.47	Amended and Restated Employment Agreement dated as of December 15, 2015 by and between Scientific Games Corporation and Michael Quartieri.* (†)

10.48
Amendment to Employment Agreement dated as of January 14, 2016 by and between Scientific Games Corporation and James C. Kennedy, which amended Mr. Kennedy’s Employment Agreement dated as of December 18, 2012.* (†)

10.49	Agreement and General Release dated as of August 28, 2015 by and between Bally Gaming, Inc., Scientific Games Corporation and Kathryn Lever.*(†)

10.50
Written Summary of Amendments 1 through 5, by and between Bally Gaming, Inc., Scientific Games Corporation and Kathryn Lever and entered into via electronic mail, to the Agreement and General Release dated as of August 28, 2015 by and between the same parties.*(†)

10.51	Sixth Amendment to Agreement and General Release dated as of November 3, 2015 by and between Bally Gaming, Inc., Scientific Games Corporation and Kathryn Lever.*(†)

12	Computation of Ratio of Earnings to Fixed Charges.(†)

21	List of Subsidiaries.(†)

23.1	Consent of Deloitte & Touche LLP, Independent Registered Public Accounting Firm.(†)

23.2	Consent of Reconta Ernst & Young S.p.A., Independent Registered Public Accounting Firm.(†)

31.1	Certification of Chief Executive Officer pursuant to Rule 13a-14(a) under the Securities Exchange Act of 1934.(†)

31.2	Certification of Chief Financial Officer pursuant to Rule 13a-14(a) under the Securities Exchange Act of 1934.(†)

32.1	Certification of Chief Executive Officer pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.(†)

32.2	Certification of Chief Financial Officer pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.(†)

99.1	Report of Reconta Ernst & Young S.p.A., Independent Registered Public Accounting Firm.(†)

99.2	Financial Statements of Lotterie Nazionali S.r.l.(†)

99.3
Form of Equity Awards Notice-RSUs-Employees under the Scientific Games Corporation 2003 Incentive Compensation Plan (incorporated by reference to Exhibit 99.(d)(2) to Scientific Games Corporation's Schedule TO filed on July 19, 2011).*

99.4
Form of Equity Awards Notice-RSUs-Non-Employee Directors under the Scientific Games Corporation 2003 Incentive Compensation Plan (incorporated by reference to Exhibit 99.(d)(3) to Scientific Games Corporation's Schedule TO filed on July 19, 2011).*

99.5
Terms and Conditions of Equity Awards to Key Employees under the Scientific Games Corporation 2003 Incentive Compensation Plan (incorporated by reference to Exhibit 99.(d)(4) to Scientific Games Corporation's Schedule TO filed on July 19, 2011).*

99.6
Terms and Conditions of Equity Awards to Non-Employee Directors under the Scientific Games Corporation 2003 Incentive Compensation Plan (incorporated by reference to Exhibit 99.(d)(5) to Scientific Games Corporation's Schedule TO filed on July 19, 2011).*

99.7
Terms and Conditions of Special Performance-Conditioned Restricted Stock Units under the Scientific Games Corporation 2003 Incentive Compensation Plan (incorporated by reference to Exhibit 99.8 to Scientific Games Corporation's Annual Report on Form 10-K for the year ended December 31, 2012).*

99.8
Form of Equity Awards Notice (Stock Options, Restricted Stock Units and Performance-Conditioned Restricted Stock Units) under the Scientific Games Corporation 2003 Incentive Compensation Plan (as amended and restated June 11, 2014)(incorporated by reference to Exhibit 99.8 to Scientific Games Corporation's Annual Report on Form 10-K for the year ended December 31, 2014).*

99.9
Terms and Conditions of Equity Awards to Employees under the Scientific Games Corporation 2003 Incentive Compensation Plan (as amended and restated June 11, 2014)(incorporated by reference to Exhibit 99.9 to Scientific Games Corporation's Annual Report on Form 10-K for the year ended December 31, 2014).*

99.10
Terms and Conditions of Equity Awards to Non-Employee Directors under the Scientific Games Corporation 2003 Incentive Compensation Plan (as amended and restated June 11, 2014)(incorporated by reference to Exhibit 99.10 to Scientific Games Corporation's Annual Report on Form 10-K for the year ended December 31, 2014).*

99.11
Terms and Conditions of Equity Awards to Consultants under the Scientific Games Corporation 2003 Incentive Compensation Plan (as amended and restated June 11, 2014) )(incorporated by reference to Exhibit 99.11 to Scientific Games Corporation's Annual Report on Form 10-K for the year ended December 31, 2014).*

99.12	Gaming Regulations.(†)

101.INS	XBRL Instance Document

101.SCH	XBRL Taxonomy Extension Schema

101.CAL	XBRL Taxonomy Extension Calculation Linkbase

101.DEF	XBRL Taxonomy Definition Label Linkbase

101.LAB	XBRL Taxonomy Extension Label Linkbase

101.PRE	XBRL Taxonomy Extension Presentation Linkbase
* Management contracts and compensation plans and arrangements.
(†) Filed herewith.