Form 10-Q
period 2016-03-31
SCIENTIFIC GAMES CORP
filed 2016-05-06
CIK 750004

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549
FORM 10-Q

☒ QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended March 31, 2016

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
Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act). Yes ☐ No ☒
The registrant has the following number of shares outstanding of each of the registrant's classes of common stock as of May 3, 2016:
Class A Common Stock: 87,363,008
Class B Common Stock: None

SCIENTIFIC GAMES CORPORATION AND SUBSIDIARIES
INDEX TO FINANCIAL INFORMATION
AND OTHER INFORMATION
THREE MONTHS ENDED MARCH 31, 2016

Glossary of Terms

The following terms or acronyms used in this Form 10-Q are defined below:
Term or Acronym	Definition
2018 Notes	8.125% senior subordinated notes due 2018 issued by Scientific Games Corporation
2020 Notes	6.250% senior subordinated notes due 2020 issued by SGI
2021 Notes	6.625% senior subordinated notes due 2021 issued by SGI
ASC	Accounting Standards Codification
ASU	Accounting Standards Update
Bally	Bally Technologies, Inc.
Bally acquisition	the acquisition of Bally by the Company on November 21, 2014
Barcrest	Barcrest Group Limited
Coin-in	the amount wagered
Company	refers to Scientific Games Corporation and its consolidated subsidiaries, unless otherwise specified or the context otherwise dictates
CSG	Beijing CITIC Scientific Games Technology Co., Ltd.
CSL	China Sports Lottery
CSP	Cooperative Services Program
D&A	depreciation and amortization
ESPP	employee stock purchase plan
FASB	Financial Accounting Standards Board
GLB	Beijing Guard Libang Technology Co., Ltd.
Hellenic Lotteries	Hellenic Lotteries S.A.
ITL	International Terminal Leasing
LBO	licensed betting office
LNS	Lotterie Nazionali S.r.l.
Net win	Coin-in less payouts
Northstar Illinois	Northstar Lottery Group, LLC
Northstar New Jersey	Northstar New Jersey Lottery Group, LLC
Note	refers to a note in the Condensed Notes to our Consolidated Financial Statements in this Quarterly Report on Form 10-Q, unless otherwise indicated
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

Intellectual Property Rights

® and ™ indicate U.S. trademarks. Marks are owned by their respective owners.

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

•	limited growth from new gaming jurisdictions, slow addition of casinos in existing jurisdictions and declines in the replacement cycle of existing gaming machines;

•	ownership changes and consolidation in the casino industry, including by casino operators;

•	opposition to legalized gaming or the expansion thereof;

•	inability to adapt to, and offer products that keep pace with, evolving technology;

•	inability to develop successful gaming concepts and content;

•	laws and government regulations, including those relating to gaming licenses and environmental laws;

•	inability to identify and capitalize on trends and changes in the gaming, lottery and interactive gaming industries;

•	dependence upon key providers in our social gaming business;

•	inability to retain or renew, or unfavorable revisions of, existing contracts, and the inability to enter into new contracts;

•	level of our indebtedness, higher interest rates, availability or adequacy of cash flows and liquidity to satisfy indebtedness, other obligations or future cash needs;

•	inability to reduce or refinance our indebtedness;

•	restrictions and covenants in debt agreements, including those that could result in acceleration of the maturity of our indebtedness;

•	protection of intellectual property, inability to license third party intellectual property and the intellectual property rights of others;

•	security and integrity of our products and systems and reliance on or failures in information technology and other systems;

•	natural events that disrupt our operations or those of our customers, suppliers or regulators;

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
Additional information regarding risks and uncertainties and other factors that could cause actual results to differ materially from those contemplated in forward-looking statements is included from time to time in our filings with the SEC, including under Item 1A "Risk Factors" in our 2015 Annual Report on Form 10-K filed with the SEC on February 29, 2016. Forward-looking statements speak only as of the date they are made and, except for our ongoing obligations under the U.S. federal securities laws, we undertake no obligation to publicly update any forward-looking statements whether as a result of new information, future events or otherwise.
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

PART I. FINANCIAL INFORMATION

Item 1. Financial Statements
SCIENTIFIC GAMES CORPORATION AND SUBSIDIARIES
CONSOLIDATED STATEMENTS OF OPERATIONS AND COMPREHENSIVE LOSS
(Unaudited, in millions, except per share amounts)

	Three Months Ended
	March 31,
	2016	2015
Revenue:
Services	$350.3	$330.4
Product sales	197.6	199.4
Instant games	134.1	128.9
Total revenue	682.0	658.7
Operating expenses:
Cost of services (1)	94.9	90.5
Cost of product sales (1)	94.4	97.9
Cost of instant games (1)	67.0	67.0
Selling, general and administrative	142.3	145.9
Research and development	49.8	46.9
Employee termination and restructuring	2.7	8.2
Depreciation and amortization	180.6	184.2
Operating income	50.3	18.1
Other (expense) income:
Interest expense	(165.7)	(164.3)
Earnings from equity investments	3.2	3.1
Other income (expense), net	0.7	(5.6)
Total other expense, net	(161.8)	(166.8)
Net loss before income taxes	(111.5)	(148.7)
Income tax benefit	19.2	62.3
Net loss	$(92.3)	$(86.4)
Other comprehensive (loss) income:
Foreign currency translation loss	(1.6)	(106.3)
Pension and post-retirement gain, net of tax	0.2	0.9
Derivative financial instruments unrealized loss, net of tax	(1.0)	(4.9)
Other comprehensive loss	(2.4)	(110.3)
Comprehensive loss	$(94.7)	$(196.7)

Basic and diluted net loss per share:
Basic	$(1.07)	$(1.01)
Diluted	$(1.07)	$(1.01)

Weighted average number of shares used in per share calculations:
Basic shares	86.6	85.3
Diluted shares	86.6	85.3

(1) Exclusive of D&A.
See accompanying condensed notes to consolidated financial statements.

SCIENTIFIC GAMES CORPORATION AND SUBSIDIARIES
CONSOLIDATED BALANCE SHEETS
(in millions, except par value)

	March 31, 2016	December 31, 2015
ASSETS	(Unaudited)
Current assets:
Cash and cash equivalents	$145.7	$128.7
Restricted cash	21.2	20.2
Accounts receivable, net	472.1	487.1
Notes receivable, net	161.8	167.7
Inventories	259.9	248.5
Prepaid expenses, deposits and other current assets	124.7	123.3
Total current assets	1,185.4	1,175.5
Long-term restricted cash	17.5	17.9
Long-term notes receivable, net	45.8	51.3
Property and equipment, net	734.8	794.0
Goodwill	3,012.0	3,013.7
Intangible assets, net	1,946.0	1,920.0
Software, net	469.9	485.9
Equity investments	231.7	228.5
Other assets	47.6	45.4
Total assets	$7,690.7	$7,732.2

LIABILITIES AND STOCKHOLDERS' DEFICIT
Current liabilities:
Current portion of long-term debt	$50.0	$50.3
Accounts payable	168.5	159.8
Accrued liabilities	450.6	443.8
Total current liabilities	669.1	653.9
Deferred income taxes	214.8	228.2
Other long-term liabilities	253.6	188.9
Long-term debt, excluding current portion	8,137.1	8,156.7
Total liabilities	9,274.6	9,227.7
Commitments and contingencies (see Note 16)
Stockholders' deficit:
Class A common stock, par value $0.01 per share: 199.3 shares authorized; 104.2 and 103.7 shares issued and 87.0 and 86.5 shares outstanding, respectively	1.0	1.0
Additional paid-in capital	772.2	765.9
Accumulated loss	(1,957.3)	(1,865.0)
Treasury stock, at cost, 17.2 shares	(175.2)	(175.2)
Accumulated other comprehensive loss	(224.6)	(222.2)
Total stockholders' deficit	(1,583.9)	(1,495.5)
Total liabilities and stockholders' deficit	$7,690.7	$7,732.2

See accompanying condensed notes to consolidated financial statements.

SCIENTIFIC GAMES CORPORATION AND SUBSIDIARIES
CONSOLIDATED STATEMENTS OF CASH FLOWS
(Unaudited, in millions)

	Three Months Ended
	March 31,
	2016	2015
Cash flows from operating activities:
Net loss	$(92.3)	$(86.4)
Adjustments to reconcile net loss to cash provided by operating activities:
Depreciation and amortization	180.6	184.2
Change in deferred income taxes	(18.3)	(67.1)
Stock-based compensation	6.5	5.1
Non-cash interest expense	10.0	9.5
Earnings from equity investments, net	(3.2)	(3.1)
Distributed earnings from equity investments	—	1.6
Changes in current assets and liabilities:
Accounts and notes receivable, net	23.6	34.7
Inventories	(10.6)	9.5
Other current assets and liabilities	3.9	1.3
Accounts payable	0.4	(17.3)
Accrued liabilities	1.3	5.5
Other, net	(0.8)	0.3
Net cash provided by operating activities	101.1	77.8

Cash flows from investing activities:
Additions to property and equipment	(4.0)	(4.2)
Gaming and lottery operations expenditures	(30.3)	(48.3)
Intangible assets and software expenditures	(16.9)	(19.6)
Changes in other assets and liabilities and other	1.5	(0.2)
Restricted cash	(0.6)	0.2
Distributions of capital on equity investments	1.5	3.8
Net cash used in investing activities	(48.8)	(68.3)

Cash flows from financing activities:
Borrowings under revolving credit facility	95.0	15.0
Repayments under revolving credit facility	(110.0)	(20.0)
Payments on long-term debt	(12.5)	(12.0)
Payments on license obligations	(9.6)	(9.0)
Net redemptions of common stock under stock-based compensation plans	—	(0.7)
Net cash used in financing activities	(37.1)	(26.7)
Effect of exchange rate changes on cash and cash equivalents	1.8	(3.4)
Increase (decrease) in cash and cash equivalents	17.0	(20.6)
Cash and cash equivalents, beginning of period	128.7	171.8
Cash and cash equivalents, end of period	$145.7	$151.2
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
Basis of Presentation and Principles of Consolidation
The accompanying consolidated financial statements of the Company have been prepared in accordance with SEC and U.S. GAAP requirements. All monetary values set forth in these financial statements are in United States dollars ("USD" or "$") unless otherwise stated herein. The accompanying consolidated financial statements include the accounts of the Company and its wholly-owned subsidiaries, as well as those subsidiaries in which we have a controlling financial interest. Investments in other entities in which we do not have a controlling financial interest but we exert significant influence are accounted for in our consolidated financial statements using the equity method of accounting. All intercompany balances and transactions have been eliminated in consolidation. We have evaluated subsequent events through the date these financial statements were issued.
In the opinion of management, we have made all adjustments necessary to present fairly our consolidated financial position, results of operations and comprehensive loss and cash flows for the periods presented. Such adjustments are of a normal, recurring nature. These unaudited consolidated financial statements should be read in conjunction with the consolidated financial statements and related notes included in our 2015 Annual Report on Form 10-K. Interim results of operations are not necessarily indicative of results of operations for a full year.
Significant Accounting Policies
There have been no changes to our significant accounting policies described in Note 1 (Description of the Business and Summary of Significant Accounting Policies) in our 2015 Annual Report on Form 10-K.
New Accounting Guidance - Recently Adopted

In March 2016, the FASB issued ASU No. 2016-07, Investments - Equity Method and Joint Ventures (Topic 323): Simplifying the Transition to the Equity Method of Accounting. The amended guidance simplifies the accounting for equity investments and eliminates the requirements in Topic 323 that an entity retroactively adopt the equity method of accounting if an investment qualifies for use of the equity method as a result of an increase in the level of ownership or degree of influence. The amendment requires that the equity method investor add the cost of acquiring the additional interest in the investee to the current basis of the investor's previously held interest and adopt the equity method of accounting as of the date the investment becomes qualified for equity method accounting. The amendment also requires that an entity that has an available-for-sale equity security that becomes qualified for the equity method of accounting recognize through earnings the unrealized holding gain or loss in accumulated other comprehensive income at the date the investment becomes qualified for use of the equity method. ASU 2016-07 is effective for fiscal years beginning after December 15, 2016, and interim periods within those fiscal years, with earlier adoption permitted. The prospective adoption of the ASU is required. We adopted this guidance during the first quarter of 2016. The adoption of this guidance did not have a material effect on our financial condition, results of operations or cash flows.

New Accounting Guidance - Not Yet Adopted

In May 2014, the FASB issued ASU No. 2014-09 (Topic 606), Revenue from Contracts with Customers. The amended guidance outlines a single comprehensive revenue model for entities to use in accounting for revenue from contracts with customers. The guidance supersedes most current revenue recognition guidance, including industry-specific guidance. The core principle of the revenue model is that "an entity recognizes revenue to depict the transfer of promised goods or services to customers in an amount that reflects the consideration to which the entity expects to be entitled in exchange for those goods or services." In August 2015, the FASB issued ASU No. 2015-14, Revenue from Contracts with Customers (Topic 606): Deferral of the Effective Date, which defers the effective date of ASU 2014-09 by one year to now be effective for fiscal years, and interim reporting periods within those years, beginning after December 15, 2017. Early adoption of the standard is permitted but not before the original effective date of December 15, 2016. The ASU may be adopted using a full retrospective approach or reporting the cumulative effect as of the date of adoption. In March 2016, the FASB issued ASU No. 2016-08, Revenue from Contracts with Customers (Topic 606): Principal versus Agent Considerations (Reporting Revenue Gross versus Net), which is intended to improve the operability and understandability of the implementation guidance on principle versus agent considerations. Additionally, in April 2016, the FASB issued ASU No. 2016-10, Revenue from Contracts with Customers (Topic 606): Identifying Performance Obligations and Licensing, which provides further guidance on identifying performance obligations and improves the operability and understandability of the licensing implementation guidance. Both ASU No. 2016-08 and 2016-10 have the same effective date and transition requirements as ASU No. 2014-09. We are currently evaluating the impact of adopting this guidance.

In July 2015, the FASB issued ASU No. 2015-11, Inventory: Simplifying the Measurement of Inventory. ASU 2015-11 changes the criteria for measuring inventory within the scope of the ASU. Inventory will now be measured at the lower of cost and net realizable value, while the concept of market value will be eliminated. The ASU defines net realizable value as the estimated selling prices in the ordinary course of business, less reasonably predictable costs of completion, disposal, and transportation. ASU 2015-11 is effective for fiscal years beginning after December 15, 2016, and interim periods within those fiscal years, with earlier adoption permitted. The prospective adoption of the ASU is required. The adoption of this guidance is not expected to have a material effect on our financial condition, results of operations or cash flows.
In February 2016, the FASB issued ASU No. 2016-02, Leases (Topic 842). The amended guidance is intended to increase transparency and comparability among organizations by recognizing lease assets and lease liabilities on the balance sheet and disclosing key information about leasing arrangements. The adoption of this guidance is expected to result in a significant portion of our operating leases, where we are the lessee, to be recognized on our Consolidated Balance Sheets. The guidance requires lessees and lessors to recognize and measure leases at the beginning of the earliest period presented using a modified retrospective approach. ASU 2016-02 is effective for fiscal years beginning after December 15, 2018, and interim periods within those fiscal years with earlier adoption permitted. We are currently evaluating the impact of adopting this guidance.

In March 2016, the FASB issued ASU No. 2016-09, Compensation - Stock Compensation (Topic 718): Improvements to Employee Share-Based Payment Accounting. The amended guidance is intended to simplify several aspects of accounting for share-based payment award transactions, including income tax consequences, classification of awards as either equity or liabilities and classification in the statement of cash flows. The amendments related to the timing of when excess tax benefits are recognized, minimum statutory withholding requirements, forfeitures, and intrinsic value are required to be applied using a modified retrospective transition method by means of a cumulative-effect adjustment to equity as of the beginning of the period in which the guidance is adopted. The amendments requiring recognition of excess tax benefits and tax deficiencies in the income statement and the practical expedient for estimating expected term is required to be applied prospectively. The guidance related to the presentation of employee taxes paid in the statement of cash flows is required to be applied retrospectively and amendments related to the presentation of excess tax benefits in the cash flows statement of cash flows may be adopted either prospectively or retrospectively. ASU No. 2016-09 is effective for fiscal years beginning after December 15, 2016, and interim periods within those fiscal years with earlier adoption permitted. We are currently evaluating the impact of adopting this guidance.

(2) Business Segments
We report our operations in three business segments—Gaming, Lottery and Interactive—representing our different products and services. These are our reportable segments under ASC 280, Segment Reporting. Each of our business segments is managed by a separate executive who reports to our chief executive officer (who is our "chief operating decision maker" as defined under applicable accounting standards). Our three business segments represent separate standalone businesses based on the industries in which we operate. Our Gaming business segment generally sells gaming machines, VLTs and conversion kits and parts, leases or otherwise provides gaming machines, server-based systems and content, sells and supports casino-management systems-based software and hardware, and sells and leases PTG content and Shufflers, including automatic card shufflers, deck checkers and roulette chip sorters, to commercial, tribal and governmental gaming operators. Our Lottery business segment provides instant lottery games and related value-added services, as well as licensed brands utilized in instant lottery games and loyalty and reward services. Our Lottery business segment also provides systems products and services generally comprised of point-of-sale terminals, a central system, customized computer software, data communication services, support and/or related equipment. Our Interactive business segment provides social gaming and RMG services to online casino operators through our remote game servers. Additional discussion regarding the products and services from which each reportable business segment derives its revenue is included in Note 1 (Description of the Business and Summary of Significant Accounting Policies) in our 2015 Annual Report on Form 10-K.
The following tables present revenue, cost of revenue, SG&A, R&D, employee termination and restructuring, D&A, operating income and earnings (loss) from equity investments for the three months ended March 31, 2016 and 2015, respectively, by business segment. Certain unallocated corporate amounts consisted primarily of general and administrative expenses, other income (expense) and D&A.

	Three Months Ended March 31, 2016
	Gaming	Lottery	Interactive	Total
Revenue:
Services	$232.6	$45.1	$72.6	$350.3
Product sales	189.1	8.5	—	197.6
Instant games	—	134.1	—	134.1
Total revenue	421.7	187.7	72.6	682.0
Cost of services (1)	41.2	28.1	25.6	94.9
Cost of product sales (1)	87.8	6.6	—	94.4
Cost of instant games (1)	—	67.0	—	67.0
Selling, general and administrative	67.9	16.5	24.5	108.9
Research and development	38.2	2.6	7.3	48.1
Employee termination and restructuring	1.6	1.1	—	2.7
Depreciation and amortization	141.6	17.8	3.7	163.1
Segment operating income	$43.4	$48.0	$11.5	$102.9
Unallocated corporate costs				(52.6)
Consolidated operating income				$50.3

Earnings from equity investments	$—	$3.2	$—	$3.2
(1) Exclusive of D&A.

	Three Months Ended March 31, 2015
	Gaming	Lottery	Interactive	Total
Revenue:
Services	$237.9	$45.6	$46.9	$330.4
Product sales	187.9	11.5	—	199.4
Instant games	—	128.9	—	128.9
Total revenue	425.8	186.0	46.9	658.7
Cost of services (1)	45.5	28.4	16.6	90.5
Cost of product sales (1)	87.8	10.1	—	97.9
Cost of instant games (1)	—	67.0	—	67.0
Selling, general and administrative	74.2	17.1	15.1	106.4
Research and development	39.8	1.6	5.5	46.9
Employee termination and restructuring	4.2	0.2	0.7	5.1
Depreciation and amortization	143.3	21.3	5.1	169.7
Segment operating income	$31.0	$40.3	$3.9	$75.2
Unallocated corporate costs				(57.1)
Consolidated operating income				$18.1

(Loss) earnings from equity investments	$(0.1)	$3.2	$—	$3.1
(1) Exclusive of D&A.

The following table presents a reconciliation of business segment operating income to net loss before income taxes for each period:

	Three Months Ended March 31,
	2016	2015
Business segment operating income	$102.9	$75.2
Unallocated corporate costs	(52.6)	(57.1)
Consolidated operating income	50.3	18.1
Interest expense	(165.7)	(164.3)
Earnings from equity investments	3.2	3.1
Other income (expense), net	0.7	(5.6)
Net loss before income taxes	$(111.5)	$(148.7)
In evaluating financial performance, we focus on operating income (loss) as a segment's measure of profit or loss. Segment operating income is income before interest expense, earnings (loss) from equity investments, other income (expense), net, unallocated corporate costs and income taxes. The accounting policies of our business segments are the same as those described in our summary of significant accounting policies in Note 1 (Description of the Business and Summary of Significant Accounting Policies) in our 2015 Annual Report on Form 10-K.

(3) Restructuring Plans
We recorded pre-tax employee termination and restructuring costs of $2.7 million and $8.2 million for the three months ended March 31, 2016 and 2015, respectively. No new material employee termination and restructuring plans were initiated during the three months ended March 31, 2016. We expect to complete the integration-related restructuring plan actions discussed below relating to the Bally integration during 2016. All other employee termination and restructuring actions reported in 2015 were completed as of March 31, 2016.
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
Other Restructuring Plans
Upon our acquisition of WMS in October 2013, we began integrating Scientific Games and WMS and this integration was completed during the three months ended March 31, 2016. We recorded costs that met the criteria under ASC 420, associated with integration activities that were initiated in the relevant period. These costs included employee termination costs, costs related to the exiting of facilities and product lines, as well as costs related to existing contracts.
Employee Termination and Restructuring Costs by Business Segment
The following table presents a summary of employee termination and restructuring costs by business segment related to the restructuring plans described above, including the costs incurred during the three months ended March 31, 2016, the cumulative costs incurred through March 31, 2016 from initiation of the relevant restructuring activities and the total expected costs related to the relevant restructuring activities that have been initiated. As additional integration-related activities are initiated, we expect to incur additional costs related to those activities.

Business Segment		Employee Termination Costs	Property Costs	Other	Total
Gaming	Three Months Ended March 31, 2016	$1.2	$0.4	$—	$1.6
	Cumulative	22.4	0.4	1.6	24.4
	Expected Total	24.4	1.4	1.6	27.4

Lottery	Three Months Ended March 31, 2016	1.1	—	—	1.1
	Cumulative	2.3	—	—	2.3
	Expected Total	4.3	1.0	—	5.3

Interactive	Three Months Ended March 31, 2016	—	—	—	—
	Cumulative	2.5	—	1.7	4.2
	Expected Total	2.5	—	1.7	4.2

Unallocated corporate (1)	Three Months Ended March 31, 2016	—	—	—	—
	Cumulative	6.3	4.3	2.1	12.7
	Expected Total	8.3	4.3	2.1	14.7

Total	Three Months Ended March 31, 2016	$2.3	$0.4	$—	$2.7
	Cumulative	$33.5	$4.7	$5.4	$43.6
	Expected Total	$39.5	$6.7	$5.4	$51.6
(1) Cumulative unallocated corporate employee termination costs include cash severance paid to the former chief executive officer and special termination benefits related to the retirement of our former chief financial officer.
The following table presents a summary of restructuring charges and the changes in the restructuring accrual during the three months ended March 31, 2016:

	Employee Termination Costs	Property Costs	Other	Total
Balance as of December 31, 2015	$7.3	$0.8	$1.4	$9.5
Additional accruals	2.3	0.4	—	2.7
Cash payments	(3.3)	(0.7)	(0.3)	(4.3)
Balance as of March 31, 2016	$6.3	$0.5	$1.1	$7.9

(4) Basic and Diluted Net Loss Per Share
Basic net loss per common share is computed by dividing net loss available to common stockholders by the weighted-average number of common shares outstanding during the period. Diluted net loss per common share gives effect to all potentially dilutive common shares that were outstanding during the period. As of March 31, 2016 and 2015, we had outstanding stock options and RSUs that could potentially dilute basic earnings per share in the future.
The following represents a reconciliation of the numerator and denominator used in computing basic and diluted net loss per share available to common stockholders for the three months ended March 31, 2016 and 2015:

	Three Months Ended March 31,
	2016	2015
Loss (numerator):
Net loss	$(92.3)	$(86.4)

Shares (denominator):
Basic weighted-average common shares outstanding	86.6	85.3
Diluted weighted-average common shares outstanding	86.6	85.3

Basic and diluted net loss per share amounts:
Basic net loss per share	$(1.07)	$(1.01)
Diluted net loss per share	$(1.07)	$(1.01)
For all periods presented, basic and diluted net loss per share were the same, as any additional common stock equivalents would be anti-dilutive. We excluded 1.8 million and 1.5 million of stock options from the diluted weighted-average common shares outstanding as of March 31, 2016 and 2015, respectively, which would have been anti-dilutive due to the net loss in those periods. In addition, we excluded 4.6 million and 4.3 million of RSUs from the calculation of diluted weighted- average common shares outstanding as of March 31, 2016 and 2015, respectively, which would have been anti-dilutive due to the net loss in those periods.

(5) Accounts and Notes Receivable and Credit Quality of Notes Receivable
Accounts and Notes Receivable
The following summarizes the components of current and long-term accounts and notes receivable, net:

	March 31, 2016	December 31, 2015
Current:
Accounts receivable	$483.2	$497.7
Notes receivable	176.3	180.4
Allowance for doubtful accounts	(25.6)	(23.3)
Current accounts and notes receivable, net	$633.9	$654.8
Long-term:
Notes receivable, net	45.8	51.3
Total accounts and notes receivable, net	$679.7	$706.1
Credit Quality of Notes Receivable
The Company has provided extended payment terms and development financing to certain customers in the form of notes receivable. We carry our notes receivable at face amounts less an allowance for doubtful accounts and imputed interest, if any. Interest income is recognized ratably over the life of the note receivable and any related fees or costs to establish the notes are expensed as incurred, as they are considered insignificant. Actual or imputed interest, if any, is determined based on stated rates or current market rates at the time the note originated and is recorded as interest income in other income (expense), net, ratably over the payment period. We generally impute interest income on notes receivable with terms greater than one year that do not contain a stated interest rate. The interest rates on our outstanding notes receivable ranged from 3.25% to 10.42% at March 31, 2016 and December 31, 2015. Our policy is to generally recognize interest on our notes receivable until the note receivable is deemed non-performing, which we define as a note on which payments are over 180 days past due. The amount of our non-performing notes was immaterial at March 31, 2016 and December 31, 2015.
We monitor the credit quality of our accounts and notes receivable by reviewing an aging of customer invoices. Invoices are considered past due if a scheduled payment is not received within the agreed-upon terms. We also review a variety of other relevant qualitative information such as collection experience, economic conditions and customer-specific financial conditions to evaluate credit risk in recording the allowance for doubtful accounts or as an indicator of an impaired loan. Where possible, we seek payment deposits, collateral, pledge agreements, bills of exchange, foreign bank letters of credit, post-dated checks or personal guarantees with respect to notes receivable from our customers. However, the majority of our international notes receivable do not have these features. Currently, we have not sold our notes receivable to third parties; therefore, we do not have any off-balance sheet liabilities for factored receivables.
Over the past few years, the government authorities in Argentina had limited the exchange of pesos into USD and the transfer of funds from Argentina. In December 2015, the newly elected government removed the limitations of the previous government and also devalued the "official" peso to the market rate. Our accounts and notes receivable, net, from customers in Argentina at March 31, 2016 was $16.5 million, which is denominated in USD, although, under the terms of our arrangements with our customers in Argentina, they are required to pay us in pesos at the spot exchange rate between the peso and the USD on the date of payment. With the recent devaluation of the peso, our customers will now have to pay more pesos to reduce their obligations. In evaluating the collectability of customer receivables in Argentina at March 31, 2016, we specifically evaluated recent government actions, payments, receivables aging, any additional security or collateral we had (bills of exchange, pledge agreements, etc.) and other facts and circumstances relevant to our customers' ability to pay. Our customers in Argentina have continued to pay us in pesos based on the spot exchange rate between the peso and the USD on the payment date. We collected $4.5 million of outstanding receivables from customers in Argentina during the three months ended March 31, 2016.
Government actions and challenges affecting the gaming industry in Mexico have increased the credit quality risk with respect to certain of our current Mexico customers. Our accounts and notes receivable, net, from these certain customers in Mexico at March 31, 2016 was $38.6 million. We collected $7.2 million of outstanding receivables from these certain customers during the three months ended March 31, 2016.
The following summarizes the components of total notes receivable, net:

	March 31, 2016	Balances over 90 days past due	December 31, 2015	Balances over 90 days past due
Notes receivable:
Domestic	$52.3	$2.9	$62.4	$2.6
International	169.9	36.0	169.8	26.6
Total notes receivable	222.2	38.9	232.2	29.2

Notes receivable allowance for doubtful accounts:
Domestic	(2.5)	(2.5)	(2.6)	(2.5)
International	(12.1)	(12.1)	(10.6)	(9.5)
Total notes receivable allowance for doubtful accounts	(14.6)	(14.6)	(13.2)	(12.0)
Notes receivable, net	$207.6	$24.3	$219.0	$17.2
At March 31, 2016, 11.7% of our total notes receivable, net, was past due by over 90 days compared to 7.9% at December 31, 2015.
The following tables detail our evaluation of notes receivable for impairment as of March 31, 2016 and December 31, 2015:

	March 31, 2016	Ending Balance Individually Evaluated for Impairment	Ending Balance Collectively Evaluated for Impairment
Notes receivable:
Domestic	$52.3	$16.3	$36.0
International	169.9	79.1	90.8
Total notes receivable	$222.2	$95.4	$126.8

	December 31, 2015	Ending Balance Individually Evaluated for Impairment	Ending Balance Collectively Evaluated for Impairment
Notes receivable:
Domestic	$62.4	$20.7	$41.7
International	169.8	101.8	68.0
Total notes receivable	$232.2	$122.5	$109.7
The following table reconciles the allowance for doubtful notes receivable from December 31, 2015 to March 31, 2016:

	Total	Ending Balance Individually Evaluated for Impairment	Ending Balance Collectively Evaluated for Impairment
Beginning balance at December 31, 2015	$13.2	$12.9	$0.3
Charge-offs	(0.5)	(0.5)	—
Recoveries	(0.1)	(0.1)	—
Provision	2.0	2.0	—
Ending balance at March 31, 2016	$14.6	$14.3	$0.3
The following table reconciles the allowance for doubtful notes receivable from December 31, 2014 to March 31, 2015:

	Total	Ending Balance Individually Evaluated for Impairment	Ending Balance Collectively Evaluated for Impairment
Beginning balance at December 31, 2014	$5.9	$5.9	$—
Charge-offs	(0.1)	(0.1)	—
Recoveries	—	—	—
Provision	2.4	1.8	0.6
Ending balance at March 31, 2015	$8.2	$7.6	$0.6
For the three months ended March 31, 2016 and 2015, we had no significant modifications to the original financing terms.

In certain international jurisdictions, we offer extended payment terms to our customers. Such payment terms subject us to increased credit risk, which could be exacerbated by, among other things, unfavorable economic conditions or political or economic instability in those regions. Our notes receivable were concentrated in the following international gaming jurisdictions at March 31, 2016:

Mexico	20%
Peru	17%
Colombia	7%
Australia	6%
Argentina	6%
Other (less than 5% individually)	15%
Total international notes receivable as a percentage of total notes receivable	71%

(6) Inventories
Inventories consisted of the following as of the dates presented below:

	March 31, 2016	December 31, 2015
Parts and work-in-process	$124.0	$118.3
Finished goods	135.9	130.2
Total inventories	$259.9	$248.5
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

(7) Property and Equipment, net
Gaming and Lottery machinery and equipment, including assets under capital leases, were as follows:

	March 31, 2016	December 31, 2015
Gaming equipment	$771.9	$770.8
Less: accumulated depreciation	(288.9)	(274.0)
Gaming equipment, net	483.0	496.8

Lottery machinery and equipment	306.8	313.8
Less: accumulated depreciation	(235.7)	(238.3)
Lottery machinery and equipment, net	71.1	75.5

Total gaming and lottery machinery and equipment, net	$554.1	$572.3
Property and equipment, net consisted of the following:

	March 31, 2016	December 31, 2015
Land	$38.6	$38.5
Buildings and leasehold improvements	188.5	185.2
Furniture and fixtures	31.5	36.0
Construction in progress	16.2	25.5
Other property and equipment, at cost	266.1	271.0
Less: accumulated depreciation	(360.2)	(334.5)
Property and equipment, net	$180.7	$221.7

Total property and equipment, net	$734.8	$794.0
Depreciation expense for the three months ended March 31, 2016 and 2015 was $80.6 million and $82.3 million, respectively. Depreciation expense is excluded from cost of services, cost of product sales, cost of instant games and other operating expenses and is separately included within D&A in the Consolidated Statements of Operations and Comprehensive Loss.
During the three months ended March 31, 2016, the Gaming and Lottery business segments disposed of certain gaming and lottery assets with gross balances of approximately $22.5 million and $32.0 million, respectively. These disposals did not result in receipt of material cash proceeds and had an immaterial impact on property and equipment, net in our Consolidated Balance Sheet as of March 31, 2016 and the Consolidated Statement of Operations and Comprehensive Loss for the three months ended March 31, 2016.

(8) Intangible Assets, net and Goodwill
Intangible Assets, net
The following tables present certain information regarding our intangible assets as of March 31, 2016 and December 31, 2015. Amortizable intangible assets are being amortized on a straight-line basis over their estimated useful lives with no estimated residual value, which materially approximates the expected pattern of use of these intangible assets.

Intangible Assets	Gross Carrying Amount	Accumulated Amortization	Net Balance
Balance as of March 31, 2016
Amortizable intangible assets:
Patents	$25.6	$12.7	$12.9
Customer relationships	878.9	123.3	755.6
Licenses	403.3	104.5	298.8
Intellectual property(1)	733.3	146.2	587.1
Trade names	97.4	3.2	94.2
Brand names	124.8	22.3	102.5
Non-compete agreements	0.3	0.3	—
	2,263.6	412.5	1,851.1
Non-amortizable intangible assets:
Trade names	97.0	2.1	94.9
Total intangible assets	$2,360.6	$414.6	$1,946.0

Balance as of December 31, 2015
Amortizable intangible assets:
Patents	$26.8	$12.5	$14.3
Customer relationships	877.7	109.1	768.6
Licenses	326.1	91.6	234.5
Intellectual property(1)	731.1	124.5	606.6
Trade names	97.5	1.9	95.6
Brand names	124.0	18.9	105.1
Non-compete agreements	0.3	0.3	—
	2,183.5	358.8	1,824.7
Non-amortizable intangible assets:
Trade names	97.4	2.1	95.3
Total intangible assets	$2,280.9	$360.9	$1,920.0

(1) Includes $33 million of in-process R&D assets that will not be subject to amortization until they reach commercial feasibility.
In January 2016, we amended and extended the terms of one of our existing license agreements through December 31, 2022. Under the terms of the amended agreement, we are obligated to pay aggregate minimum guarantees of $88.0 million over the life of the contract in exchange for the right to use certain licensed properties in game content themes, which are incorporated into our slot games, online games, lottery products and promotional materials. We account for the minimum guaranteed obligations within other long-term liabilities (or, with respect to the portion that is a current liability within accounts payable or accrued liabilities) at the onset of the license arrangement and record a corresponding licensed asset within intangible assets, net in our Consolidated Balance Sheets. The current and long-term portions of our minimum guaranteed obligations related to the amended license agreement were $12.4 million and $74.6 million, respectively, and are recorded in accounts payable and other long-term liabilities, respectively, in our Consolidated Balance Sheet as of March 31, 2016.

The aggregate intangible asset amortization expense for the three months ended March 31, 2016 and 2015 was $65.6 million and $63.1 million, respectively. Amortization expense is excluded from cost of services, cost of product sales, cost of instant games and other operating expenses and is separately stated within D&A in the Consolidated Statements of Operations and Comprehensive Loss.
Goodwill
The table below reconciles the change in the carrying amount of goodwill by business segment for the period from
December 31, 2015 to March 31, 2016.

Goodwill	Gaming	Lottery	Interactive	Totals
Balance as of December 31, 2015	$2,486.0	$417.9	$109.8	$3,013.7
Foreign currency adjustments	(4.9)	3.2	—	(1.7)
Balance as of March 31, 2016	$2,481.1	$421.1	$109.8	$3,012.0

(9) Software, net
Software, net consisted of the following:

	March 31, 2016	December 31, 2015
Software	$881.0	$854.2
Accumulated amortization	(411.1)	(368.3)
Software, net	$469.9	$485.9
Amortization expense for the three months ended March 31, 2016 and 2015 was $34.4 million and $38.8 million, respectively. Amortization expense is excluded from cost of services, cost of product sales, cost of instant games and other operating expenses and is separately stated within D&A in the Consolidated Statements of Operations and Comprehensive Loss.

(10) Equity Investments
The following provides an update for events that occurred during the three months ended March 31, 2016 related to our equity investments, which are disclosed in Note 11 (Equity Investments) in our 2015 Annual Report on Form 10-K.
ITL
During the three months ended March 31, 2016, we received a distribution of capital of €1.4 million, or $1.5 million. During the three months ended March 31, 2015, we received a distribution of capital of €3.4 million, or $3.8 million.

(11) Long-Term and Other Debt
Outstanding Debt and Capital Leases

The following reflects our outstanding debt as of the dates indicated below:

	Principal	Unamortized debt discount	Unamortized deferred financing costs	Book value March 31, 2016
Senior Secured Credit Facilities:
Revolver, varying interest rate, due 2018	$80.0	$—	$—	$80.0
Term Loan, varying interest rate, due 2020	2,248.3	(7.4)	(49.9)	2,191.0
Term Loan, varying interest rate, due 2021	1,975.0	(15.9)	(47.0)	1,912.1
2018 Notes	250.0	—	(1.9)	248.1
2020 Notes	300.0	—	(3.4)	296.6
2021 Notes	350.0	(1.8)	(5.4)	342.8
Secured Notes	950.0	—	(15.7)	934.3
Unsecured Notes	2,200.0	—	(40.6)	2,159.4
Capital lease obligations, 3.9% interest as of March 31, 2016 payable monthly through 2019	22.8	—	—	22.8
Total long-term debt outstanding	$8,376.1	$(25.1)	$(163.9)	$8,187.1
Less: current portion of long-term debt				(50.0)
Long-term debt, excluding current portion				$8,137.1

	Principal	Unamortized debt discount	Unamortized deferred financing costs	Book value December 31, 2015
Senior Secured Credit Facilities:
Revolver, varying interest rate, due 2018	$95.0	$—	$—	$95.0
Term Loan, varying interest rate, due 2020	2,254.0	(7.8)	(52.5)	2,193.7
Term Loan, varying interest rate, due 2021	1,980.0	(16.7)	(49.2)	1,914.1
2018 Notes	250.0	—	(2.0)	248.0
2020 Notes	300.0	—	(3.6)	296.4
2021 Notes	350.0	(1.8)	(5.6)	342.6
Secured Notes	950.0	—	(16.4)	933.6
Unsecured Notes	2,200.0	—	(42.1)	2,157.9
Capital lease obligations, 3.9% interest as of December 31, 2015 payable monthly through 2019	25.7	—	—	25.7
Total long-term debt outstanding	$8,404.7	$(26.3)	$(171.4)	$8,207.0
Less: current portion of long-term debt				(50.3)
Long-term debt, excluding current portion				$8,156.7
Senior Secured Credit Facilities
The Company and certain of its subsidiaries are party to a credit agreement dated as of October 18, 2013, by and among SGI, as the borrower, the Company, as a guarantor, Bank of America, N.A., as administrative agent, and the lenders and other agents party thereto. Prior to the increase in the revolving credit facility and the assumption of the incremental term loans referred to below, the credit agreement provided for senior secured credit facilities in an aggregate principal amount of $2,600.0 million, including a $300.0 million revolving credit facility, which has USD and multi-currency tranches, and a $2,300.0 million term B-1 loan facility.
On October 1, 2014, in connection with the Bally acquisition, we amended our existing credit agreement pursuant to which our $300.0 million revolving credit facility was increased by $267.6 million effective upon the consummation of the Bally acquisition. In addition, we entered into an escrow credit agreement providing for a $2.0 billion senior secured incremental term B-2 loan facility (which became an incremental term B-2 loan facility under our existing credit agreement upon the consummation of the Bally acquisition).
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
For additional information regarding our senior secured credit facilities, see Note 15 (Long-Term and Other Debt) in our 2015 Annual Report on Form 10-K.
Capital Lease Obligations
During the three months ended March 31, 2016, we did not enter into any new capital lease arrangements and our remaining obligation at March 31, 2016 was $22.8 million.
For additional information regarding our 2018 Notes, 2020 Notes, 2021 Notes, Secured Notes, Unsecured Notes and capital lease obligations, see Note 15 (Long-Term and Other Debt) in our 2015 Annual Report on Form 10-K.
Fair Value of Debt
We believe that the fair value of our fixed interest rate debt approximated $3,327.9 million and $2,975.1 million as of March 31, 2016 and December 31, 2015, respectively, based on quoted market prices for our securities. We believe that the fair value of our variable interest rate debt as of March 31, 2016 and December 31, 2015 approximated $4,153.5 million and $3,956.5 million, respectively, based on quoted market prices for our securities. We estimate the fair value of debt based on quoted market prices of our publicly-traded debt and senior credit facility. We categorize inputs used to measure the fair value of debt as Level 2 in the fair value hierarchy due to the volume and frequency of transactions in the market.

(12) Fair Value Measurements
Fair value is defined as the exchange price that would be received for an asset or paid to transfer a liability (an exit price) in the principal or most advantageous market for the asset and liability in an orderly transaction between market participants at the measurement date. Where required by U.S. GAAP or SEC rules and regulations, we estimate the fair value of our assets and liabilities utilizing an established three-level hierarchy as described in Note 16 (Fair Value Measurements) in our 2015 Annual Report on Form 10-K.
The fair value of our financial assets and liabilities is determined by reference to market data and other valuation techniques as appropriate. We believe the fair value of our financial instruments, which are principally cash and cash equivalents, accounts receivable, other current assets, accounts payable and accrued liabilities, approximates their recorded values due to the short-term nature of these instruments. Our assets and liabilities measured at fair value on a recurring basis are described below.
Interest rate swap contracts
In August 2013, we entered into forward starting interest rate swap contracts with an aggregate notional value of $500.0 million. In October 2013, we entered into additional forward starting interest rate swap contracts with an aggregate notional value of $200.0 million. These hedges became effective in April 2015 and will mature in January 2018. We entered into the forward starting interest rate swap contracts, which are designated as cash flow hedges of the future interest payment transactions in accordance with ASC 815, Derivatives and Hedging, in order to eliminate the variability of cash flows attributable to the LIBOR component of interest expense to be paid on our variable rate debt. Under these hedges, beginning in April 2015, we began to pay interest on the notional amount at a weighted-average fixed rate of 2.151% and began to receive interest on the notional amount at the greater of 1% or the then prevailing three-month LIBOR rate.

These hedges are highly effective in offsetting changes in our future expected cash flows due to fluctuation in the three-month LIBOR rate associated with our variable rate debt. The effectiveness of these hedges is measured quarterly on a retrospective basis by comparing the cumulative change in the hedging instrument's fair value to the change in the hedged transaction's fair value. To the extent these hedges have no ineffectiveness, all gains and losses from these hedges are recorded in other comprehensive income (loss) until the future underlying payment transactions occur. Any realized gains or losses resulting from the hedges will be recognized (together with the hedged transaction) as interest expense in our Consolidated Statements of Operations and Comprehensive Loss. For the three months ended March 31, 2016 and 2015, we recorded losses, net of tax, of $1.0 million and $4.9 million, respectively, which represent the change in the fair value associated with these hedges, in other comprehensive income (loss) in our Consolidated Statements of Operations and Comprehensive Loss. We realized losses of $2.1 million, which represent reclassifications from accumulated other comprehensive income (loss) to interest expense in our Consolidated Statement of Operations and Comprehensive Loss for the three months ended March 31, 2016. The Company expects to reclassify additional losses of $8.2 million from accumulated other comprehensive loss to interest expense in the next twelve months. As of March 31, 2016, the fair value of these hedges was $13.0 million, of which $8.2 million is recorded in accrued liabilities and $4.8 million is recorded in other long-term liabilities in our Consolidated Balance Sheet. As of December 31, 2015, the fair value of these hedges was $11.9 million, of which $7.9 million is recorded in accrued liabilities and $4.0 million is recorded in other long-term liabilities in our Consolidated Balance Sheet. We estimate the fair value of our interest rate swap contracts by discounting the future cash flows of both the fixed rate and variable rate interest payments based on market yield curves. The inputs used to measure the fair value of our interest rate swap contracts are categorized as Level 2 in the fair value hierarchy.
Other
In accordance with ASC 323, Investments - equity method and joint ventures, we record our share of a derivative instrument held by LNS, an entity in which we have a 20% equity investment. Changes in the fair value of the derivative instrument are recorded by LNS in other comprehensive income on LNS' statement of comprehensive income. During the three months ended March 31, 2016 and 2015, our 20% share of recorded losses associated with this derivative instrument was not material to other comprehensive income (loss) in our Consolidated Statements of Operations and Comprehensive Loss or to equity investments in our Consolidated Balance Sheets as of March 31, 2016 and December 31, 2015.
As of March 31, 2016 and December 31, 2015, we had $16.7 million of assets held for sale, which primarily consists of our Waukegan, Illinois manufacturing facility and a portion of our Chicago, Illinois R&D campus. Each of these facilities is included in our Consolidated Balance Sheets within Prepaid expenses, deposits and other current assets and is reported at the lower of the carrying amount or fair market value, less expected costs to sell, which approximated the fair value as of March 31, 2016 and December 31, 2015. The inputs used to measure the fair value of our assets held for sale were based on market approach and are categorized as Level 3 in the fair value hierarchy.

Notes Receivable
The fair value of notes receivable is estimated by discounting expected future cash flows using current interest rates at which similar loans would be made to borrowers with similar credit ratings and remaining maturities. As of March 31, 2016 and December 31, 2015, the fair value of the notes receivable, net, approximated the carrying amount due to the short-term nature of notes receivable.

(13) Stockholders' Deficit
Stock-based and other incentive compensation
We offer stock-based compensation in the form of stock options and RSUs. We also offered an ESPP through June 30, 2015, at which point in time the shares allocated to this plan were fully issued and the ESPP terminated in accordance with its terms. See Note 18 (Stock-Based and Other Incentive Compensation) in our 2015 Annual Report on Form 10-K. At our forthcoming annual meeting of stockholders, we are proposing to adopt a new ESPP, the terms of which are described in our annual proxy statement, filed on Schedule 14A with the SEC on April 29, 2016.
We may grant certain awards in which the vesting is contingent upon the Company achieving certain performance targets. Upon determining that the performance target is probable, the fair value of the award is recognized over the service period, subject to potential adjustment.

We grant stock options to employees and directors under our stock-based compensation plans with exercise prices that are not less than the fair market value of our common stock on the date of grant. The terms of the stock option and RSU awards, including the vesting schedule of such awards, are determined at our discretion subject to the terms of the applicable stock-based compensation plan. Options granted over the last several years have generally become exercisable in four equal installments beginning on the first anniversary of the date of grant or when certain performance targets are determined to have been met, in each case, with a maximum period to exercise of ten years. RSUs typically vest in four equal installments beginning on the first anniversary of the date of grant or when certain performance targets are determined to have been met. We record compensation cost for all stock options and RSUs based on the fair value at the grant date.
Stock Options
There have been no material changes in stock options outstanding during the three months ended March 31, 2016. We had approximately 1.8 million and 0.8 million of options outstanding and options exercisable as of March 31, 2016, respectively.

For the three months ended March 31, 2016 and 2015, we recognized stock-based compensation expense of $0.7 million and $0.4 million, respectively, related to the service period of stock options and a related tax benefit of $0.1 million for the three months ended March 31, 2015.
As of March 31, 2016, we had unrecognized compensation expense of $4.8 million relating to stock option awards that is scheduled to be expensed over a weighted average period of approximately two years.
Restricted Stock Units
A summary of the changes in RSUs outstanding under our stock-based compensation plans during the three months ended March 31, 2016 is presented below:

	Number of Restricted Stock Units	Weighted Average Grant Date Fair Value
Unvested RSUs as of December 31, 2015	5.6	$13.05
Granted	0.2	8.21
Vested	(0.8)	12.46
Canceled	(0.4)	12.56
Unvested RSUs as of March 31, 2016	4.6	$13.00
The weighted average grant date fair value of RSUs granted during the three months ended March 31, 2016 and 2015 was $8.21 and $13.24, respectively. The fair value of each RSU grant is based on the fair market value of our common stock at the time of grant. During the three months ended March 31, 2016 and 2015, we recognized stock-based compensation expense of $5.8 million and $4.7 million, respectively, related to the vesting of RSUs.
As of March 31, 2016, we had $48.3 million of unrecognized stock-based compensation relating to unvested RSUs that will be amortized over a weighted average period of approximately two years.

(14) Employee Benefit Plans
We have defined benefit pension plans for our U.K.-based union employees (the "U.K. Plan") and certain Canadian-based employees (the "Canadian Plan"). Retirement benefits under the U.K. Plan are generally based on an employee's average compensation over the two years preceding retirement. Retirement benefits under the Canadian Plan are generally based on the number of years of credited service. Our policy is to fund the minimum contribution permissible by the applicable authorities. See Note 19 (Pension and Other Post Retirement Plans) in our 2015 Annual Report on Form 10-K.
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

The following table sets forth the combined amount of net periodic benefit cost recognized for the three months ended March 31, 2016 and 2015:

	Three Months Ended March 31,
	2016	2015
Components of net periodic pension benefit cost:
Service cost	$0.6	$0.7
Interest cost	1.2	1.2
Expected return on plan assets	(1.6)	(1.7)
Amortization of actuarial losses	0.2	0.3
Amortization of unrecognized prior service cost	(0.1)	—
Net periodic cost	$0.3	$0.5
We have a 401(k) plan for U.S.-based employees. Those employees who participate in our 401(k) plan are eligible to receive matching contributions of 35% from us for participant contributions up to the first 6% of their compensation (as defined in the plan document). Contribution expense for the three months ended March 31, 2016 and 2015 was $2.9 million and $3.1 million, respectively.

(15) Income Taxes
The effective income tax rates for the three months ended March 31, 2016 and 2015 were 17.2% and 41.9%, respectively, and were determined using an estimated annual effective tax rate after considering any discrete items for such periods. The expected reduction in income tax rate for the three months ended March 31, 2016 when compared to the three months ended March 31, 2015 is primarily attributable to the impact of negative evidence related to the realizability of the deferred tax assets expected to be created by 2016 U.S. taxable losses.
As of each reporting date, management considers new evidence, both positive and negative, that could affect its view of the future realization of deferred tax assets. The Company has remained in a three year cumulative loss in the U.S. federal tax jurisdiction. As of March 31, 2016, on the basis of this evaluation and considering the projected U.S. pre-tax losses for 2016 and the resulting net U.S. deferred tax asset position anticipated to occur during 2016, a valuation allowance has been contemplated as a component of the estimated annual effective tax rate in order to recognize only the portion of the benefit related to current year losses that is more likely than not to be realized.

As of December 31, 2015, the Company remained in a net U.S. deferred tax liability position and therefore a valuation allowance against its U.S. deferred tax assets was only necessary for certain state deferred tax assets and U.S. foreign tax credit carryforwards. The Company maintained other valuation allowances for certain non-U.S. jurisdictions with cumulative losses. The Company is projecting a pre-tax loss for its U.S. operations in 2016 in an amount that will more than exceed, on an after tax basis, the net deferred tax liability recorded as of December 31, 2015. Thus, we are projecting to be in a net U.S. deferred tax asset position at December 31, 2016.
Our effective income tax rate on foreign earnings is impacted by the mix of income and the statutory tax rates in our foreign jurisdictions, which range from a low of 0% to a high of 48%. The foreign jurisdictions that had the most impact on our foreign income tax expense (benefit) in the three months ended March 31, 2016 included Austria, Bermuda, Canada, India, Ireland and the U.K.

(16) Litigation
The Company is involved in various legal proceedings, including those discussed below. We record an accrual for legal contingencies when it is both probable that a liability has been incurred and the amount or range of the loss can be reasonably estimated (although, as discussed below, there may be an exposure to loss in excess of the accrued liability). We evaluate our accruals for legal contingencies at least quarterly and, as appropriate, establish new accruals or adjust existing accruals to reflect (1) the facts and circumstances known to us at the time, including information regarding negotiations, settlements, rulings and other relevant events and developments, (2) the advice and analyses of counsel and (3) the assumptions and judgment of management. Legal costs associated with our legal proceedings are expensed as incurred. We had accrued liabilities of $13.1 million and $16.4 million for all of our legal matters that were contingencies as of March 31, 2016 and December 31, 2015, respectively.
Substantially all of our legal contingencies are subject to significant uncertainties and, therefore, determining the likelihood of a loss and/or the measurement of any loss involves a series of complex judgments about future events. Consequently, the ultimate outcomes of our legal contingencies could result in losses in excess of amounts we have accrued. We may be unable to estimate a range of possible losses for some matters pending against the Company or its subsidiaries, even when the amount of damages claimed against the Company or its subsidiaries is stated because, among other things: (1) the claimed amount may be exaggerated or unsupported; (2) the claim may be based on a novel legal theory or involve a large number of parties; (3) there may be uncertainty as to the likelihood of a class being certified or the ultimate size of the class; (4) there may be uncertainty as to the outcome of pending appeals or motions; (5) the matter may not have progressed sufficiently through discovery or there may be significant factual or legal issues to be resolved or developed; and/or (6) there may be uncertainty as to the enforceability of legal judgments and outcomes in certain jurisdictions. Other matters have progressed sufficiently that we are able to estimate a range of possible loss. For those legal contingencies disclosed below, as well as those related to the previously disclosed settlement agreement entered into in February 2015 with SNAI S.p.a., as to which a loss is reasonably possible, whether in excess of a related accrued liability or where there is no accrued liability, and for which we are able to estimate a range of possible loss, the current estimated range is up to approximately $13.4 million in excess of the accrued liabilities (if any) related to those legal contingencies. This aggregate range represents management's estimate of additional possible loss in excess of the accrued liabilities (if any) with respect to these matters based on currently available information, including any damages claimed by the plaintiffs, and is subject to significant judgment and a variety of assumptions and inherent uncertainties. For example, at the time of making an estimate, management may have only preliminary, incomplete, or inaccurate information about the facts underlying a claim; its assumptions about the future rulings of the court or other tribunal on significant issues, or the behavior and incentives of adverse parties, regulators, indemnitors or co‑defendants, may prove to be wrong; and the outcomes it is attempting to predict are often not amenable to the use of statistical or other quantitative analytical tools. In addition, from time to time an outcome may occur that management had not accounted for in its estimate because it had considered that outcome to be remote. Furthermore, as noted above, the aggregate range does not include any matters for which the Company is not able to estimate a range of possible loss. Accordingly, the estimated aggregate range of possible loss does not represent our maximum loss exposure. Any such losses could have a material adverse impact on our results of operations, cash flows or financial condition. The legal proceedings underlying the estimated range will change from time to time, and actual results may vary significantly from the current estimate.
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
In July 1996, Ecosalud filed a lawsuit against SGI in the U.S. District Court for the Northern District of Georgia asserting many of the same claims asserted in the Colombia proceedings, including breach of contract, and seeking damages. In March 1997, the District Court dismissed Ecosalud's claims. Ecosalud appealed the decision to the U.S. Court of Appeals for the Eleventh Circuit. The Court of Appeals affirmed the District Court's decision in 1998.
In June 1999, Ecosalud filed a collection proceeding against SGI to enforce the liquidation resolution and recover the claimed damages. In May 2013, the Tribunal denied SGI's merit defenses to the collection proceeding and issued an order of payment of approximately 90 billion Colombian pesos (or approximately $29.1 million), plus default interest potentially accrued since 1994 at a 12% statutory interest rate. SGI has filed an appeal to the Council of State, which appeal has stayed the payment order.

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
In April 2015, the court granted the Oregon State Lottery's motion to dismiss, stating the plaintiffs had not satisfied the Oregon Tort Claims Act. As a result of the dismissal, the court indicated that all claims against WMS Gaming Inc. were moot. In June 2015, plaintiffs filed an appeal. We intend to vigorously defend against the claims asserted in the lawsuit.
Shuffle Tech Matter
In April 2015, Shuffle Tech International, LLC, Aces Up Gaming, Inc. and Poydras-Talrick Holdings LLC brought a civil action in the United States District Court for the Northern District of Illinois against the Company, Bally and Bally Gaming, Inc., alleging monopolization of the market for card shufflers in violation of federal antitrust laws, fraudulent procurement of patents on card shufflers, unfair competition and deceptive trade practices. Specifically, the plaintiffs claim that the defendants utilized certain shuffler patents in a predatory manner to create and maintain a monopoly in the relevant shuffler market. The plaintiffs seek no less than $100.0 million in compensatory damages, treble damages and injunctive and declaratory relief. In June 2015, the defendants filed a motion to dismiss. In October 2015, the court dismissed all of the plaintiffs' claims against Bally and Bally Gaming, Inc. with prejudice, except for the claims of violation of antitrust laws related to the fraudulent procurement of patents on card shufflers. We intend to vigorously defend against the claims asserted in the lawsuit.

(17) Supplemental Disclosure of Cash Flow Information
Additional cash flow information is presented as follows:

	Three Months Ended March 31,
	2016	2015
Interest paid	$122.3	$96.6
Income taxes paid/(received)	$2.7	$(7.7)
Three months ended March 31, 2016
During the three months ended March 31, 2016, we recorded approximately $86.9 million of non-cash additions to intangible assets and related current and long-term liabilities related to license agreements with minimum guaranteed obligations entered into during the period.
There were no other significant non-cash investing or financing activities for the three months ended March 31, 2016.
Three months ended March 31, 2015
During the three months ended March 31, 2015, we recorded approximately $9.6 million of non-cash other assets and related long-term liabilities related to license agreements with minimum guaranteed obligations entered into during the period.
There were no other significant non-cash investing or financing activities for the three months ended March 31, 2015.

(18) Financial Information for Guarantor Subsidiaries and Non-Guarantor Subsidiaries
We conduct substantially all of our business through our U.S. and foreign subsidiaries. SGI's obligations under our credit agreement, the 2020 Notes, the 2021 Notes, the Secured Notes and the Unsecured Notes are fully and unconditionally and jointly and severally guaranteed by Scientific Games Corporation (the "Parent Company") and substantially all of our 100%-owned U.S. subsidiaries other than SGI (the "Guarantor Subsidiaries"). Our 2018 Notes, which were issued by the Parent Company, are fully and unconditionally and jointly and severally guaranteed by substantially all of our 100%-owned U.S. subsidiaries, including SGI. The guarantees of our 2018 Notes, 2020 Notes, 2021 Notes, Secured Notes and Unsecured Notes will terminate under following customary circumstances: (1) the sale or disposition of the capital stock of the guarantor (including by consolidation or merger of the guarantor into another person); (2) the liquidation or dissolution of the guarantor; (3) the defeasance or satisfaction and discharge of the notes; (4) the release of the guarantor from any guarantees of indebtedness of the Parent Company and SGI (or, in the case of the 2018 Notes, the release of the guarantor from any guarantees of indebtedness of the Parent Company); and (5) in the case of the 2020 Notes, the 2021 Notes and the Secured Notes and the Unsecured Notes, the proper designation of the guarantor as an unrestricted subsidiary pursuant to the indenture governing the respective Notes.
Presented below is condensed consolidated financial information for (1) the Parent Company, (2) SGI, (3) the Guarantor Subsidiaries and (4) our U.S. subsidiaries that are not Guarantor Subsidiaries and our foreign subsidiaries (collectively, the "Non-Guarantor Subsidiaries") as of March 31, 2016 and December 31, 2015 and for the three months ended March 31, 2016 and 2015. The condensed consolidating financial information has been presented to show the nature of assets held, results of operations and cash flows of the Parent Company, SGI, the Guarantor Subsidiaries and the Non-Guarantor Subsidiaries assuming the guarantee structures of our credit agreement, the 2018 Notes, the 2020 Notes, the 2021 Notes, the Secured Notes and the Unsecured Notes were in effect at the beginning of the periods presented.
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

SCIENTIFIC GAMES CORPORATION AND SUBSIDIARIES
SUPPLEMENTAL CONDENSED CONSOLIDATING BALANCE SHEET
As of March 31, 2016

	Parent Company	SGI	Guarantor Subsidiaries	Non-Guarantor Subsidiaries	Eliminating Entries	Consolidated
Assets
Cash and cash equivalents	$61.8	$0.1	$2.3	$81.5	$—	$145.7
Restricted cash	—	—	21.1	0.1	—	21.2
Accounts receivable, net	—	89.4	225.4	157.3	—	472.1
Notes receivable, net	—	—	110.8	51.0	—	161.8
Inventories	—	45.7	96.6	129.0	(11.4)	259.9
Prepaid expenses, deposits and other current assets	23.5	3.9	41.0	56.3	—	124.7
Property and equipment, net	7.3	98.2	468.2	172.1	(11.0)	734.8
Investment in subsidiaries	3,234.8	853.4	784.4	—	(4,872.6)	—
Goodwill	—	186.0	1,990.5	835.5	—	3,012.0
Intangible assets, net	215.1	39.3	1,459.1	232.5	—	1,946.0
Intercompany balances	—	6,576.5	—	—	(6,576.5)	—
Software, net	44.2	26.9	344.8	54.0	—	469.9
Other assets	250.8	121.4	46.5	247.6	(323.7)	342.6
Total assets	$3,837.5	$8,040.8	$5,590.7	$2,016.9	$(11,795.2)	$7,690.7
Liabilities and stockholders' (deficit) equity
Current portion of long-term debt	$—	$43.0	$—	$7.0	$—	$50.0
Other current liabilities	50.4	190.8	231.9	146.0	—	619.1
Long-term debt, excluding current portion	248.2	7,873.2	—	15.7	—	8,137.1
Other long-term liabilities	185.0	15.3	501.4	90.3	(323.6)	468.4
Intercompany balances	4,937.8	—	1,536.5	102.2	(6,576.5)	—
Stockholders' (deficit) equity	(1,583.9)	(81.5)	3,320.9	1,655.7	(4,895.1)	(1,583.9)
Total liabilities and stockholders' (deficit) equity	$3,837.5	$8,040.8	$5,590.7	$2,016.9	$(11,795.2)	$7,690.7

SCIENTIFIC GAMES CORPORATION AND SUBSIDIARIES
SUPPLEMENTAL CONDENSED CONSOLIDATING BALANCE SHEET
As of December 31, 2015

	Parent Company	SGI	Guarantor Subsidiaries	Non-Guarantor Subsidiaries	Eliminating Entries	Consolidated
Assets
Cash and cash equivalents	$43.2	$—	$4.7	$80.8	$—	$128.7
Restricted cash	—	—	20.0	0.2	—	20.2
Accounts receivable, net	—	94.6	233.6	158.9	—	487.1
Notes receivable, net	—	—	114.2	53.5	—	167.7
Inventories	—	36.9	104.2	119.6	(12.2)	248.5
Prepaid expenses, deposits and other current assets	26.8	7.0	52.1	37.4	—	123.3
Property and equipment, net	8.2	106.4	502.2	188.7	(11.5)	794.0
Investment in subsidiaries	3,280.9	838.1	648.3	—	(4,767.3)	—
Goodwill	—	186.0	1,990.5	837.2	—	3,013.7
Intangible assets, net	138.3	39.8	1,505.8	236.1	—	1,920.0
Intercompany balances	—	6,511.1	—	—	(6,511.1)	—
Software, net	35.6	32.7	359.8	57.8	—	485.9
Other assets	232.5	123.4	51.7	241.7	(306.2)	343.1
Total assets	$3,765.5	$7,976.0	$5,587.1	$2,011.9	$(11,608.3)	$7,732.2
Liabilities and stockholders' (deficit) equity
Current portion of long-term debt	$—	$43.0	$—	$7.3	$—	$50.3
Other current liabilities	63.7	150.5	245.4	144.0	—	603.6
Long-term debt, excluding current portion	248.0	7,890.3	—	18.4	—	8,156.7
Other long-term liabilities	119.1	14.5	502.1	87.7	(306.3)	417.1
Intercompany balances	4,830.2	—	1,558.2	122.6	(6,511.0)	—
Stockholders' (deficit) equity	(1,495.5)	(122.3)	3,281.4	1,631.9	(4,791.0)	(1,495.5)
Total liabilities and stockholders' (deficit) equity	$3,765.5	$7,976.0	$5,587.1	$2,011.9	$(11,608.3)	$7,732.2

SCIENTIFIC GAMES CORPORATION AND SUBSIDIARIES
SUPPLEMENTAL CONDENSED CONSOLIDATING STATEMENT OF
OPERATIONS AND COMPREHENSIVE LOSS
Three Months Ended March 31, 2016

	Parent Company	SGI	Guarantor Subsidiaries	Non-Guarantor Subsidiaries	Eliminating Entries	Consolidated
Revenue	$—	$115.3	$407.9	$217.9	$(59.1)	$682.0
Cost of services, cost of product sales and cost of instant games (1)	—	82.9	111.0	121.5	(59.1)	256.3
Selling, general and administrative	24.1	11.2	67.7	39.3	—	142.3
Research and development	0.9	2.3	39.3	7.3	—	49.8
Employee termination and restructuring	—	0.1	0.8	1.8	—	2.7
Depreciation and amortization	12.8	10.8	126.8	30.2	—	180.6
Operating (loss) income	(37.8)	8.0	62.3	17.8	—	50.3
Interest expense	(0.1)	(34.8)	(130.8)	—	—	(165.7)
Other (expense) income, net	(25.6)	50.3	(23.1)	2.3	—	3.9
Net (loss) income before equity in (loss) income of subsidiaries and income taxes	(63.5)	23.5	(91.6)	20.1	—	(111.5)
Equity in (loss) income of subsidiaries	(51.0)	18.9	6.9	—	25.2	—
Income tax benefit (expense)	22.2	—	—	(3.0)	—	19.2
Net (loss) income	$(92.3)	$42.4	$(84.7)	$17.1	$25.2	$(92.3)

Other comprehensive (loss) income	(2.4)	(0.2)	1.9	2.7	(4.4)	(2.4)
Comprehensive (loss) income	$(94.7)	$42.2	$(82.8)	$19.8	$20.8	$(94.7)

(1) Exclusive of D&A.

SCIENTIFIC GAMES CORPORATION AND SUBSIDIARIES
SUPPLEMENTAL CONDENSED CONSOLIDATING STATEMENT OF
OPERATIONS AND COMPREHENSIVE LOSS
Three Months Ended March 31, 2015

	Parent Company	SGI	Guarantor Subsidiaries	Non-Guarantor Subsidiaries	Eliminating Entries	Consolidated
Revenue	$—	$111.3	$432.3	$208.7	$(93.6)	$658.7
Cost of services, cost of product sales and cost of instant games (1)	—	81.3	145.4	122.3	(93.6)	255.4
Selling, general and administrative	14.9	16.2	74.3	40.5	—	145.9
Research and development	—	1.4	37.8	7.7	—	46.9
Employee termination and restructuring	1.8	0.2	4.5	1.7	—	8.2
Depreciation and amortization	7.8	9.9	128.7	37.8	—	184.2
Operating (loss) income	(24.5)	2.3	41.6	(1.3)	—	18.1
Interest expense, net	1.4	(36.2)	(129.6)	0.1	—	(164.3)
Other (expense) income, net	11.7	17.6	(39.8)	8.0	—	(2.5)
Net (loss) income before equity in (loss) income of subsidiaries and income taxes	(11.4)	(16.3)	(127.8)	6.8	—	(148.7)
Equity in (loss) income of subsidiaries	(138.3)	6.6	(6.3)	—	138.0	—
Income tax benefit (expense)	63.3	(0.1)	—	(0.9)	—	62.3
Net (loss) income	$(86.4)	$(9.8)	$(134.1)	$5.9	$138.0	$(86.4)

Other comprehensive (loss) income	(110.3)	(13.1)	16.9	(119.6)	115.8	(110.3)
Comprehensive loss	$(196.7)	$(22.9)	$(117.2)	$(113.7)	$253.8	$(196.7)

(1) Exclusive of D&A.

SCIENTIFIC GAMES CORPORATION AND SUBSIDIARIES
SUPPLEMENTAL CONDENSED CONSOLIDATING STATEMENT OF CASH FLOWS
Three Months Ended March 31, 2016

	Parent Company	SGI	Guarantor Subsidiaries	Non-Guarantor Subsidiaries	Eliminating Entries	Consolidated
Net cash (used in) provided by operating activities	$(70.0)	$88.7	$57.7	$24.7	$—	$101.1
Cash flows from investing activities:
Capital expenditures	(5.8)	(2.6)	(37.0)	(5.8)	—	(51.2)
Distributions of capital on equity investments	—	—	—	1.5	—	1.5
Restricted Cash	—	—	(0.6)	—	—	(0.6)
Changes in other assets and liabilities and other	—	—	1.6	(0.1)	—	1.5
Other, principally change in intercompany investing activities	—	(60.3)	—	—	60.3	—
Net cash used in investing activities	(5.8)	(62.9)	(36.0)	(4.4)	60.3	(48.8)
Cash flows from financing activities:
Net payments of long-term debt	—	(25.8)	—	(1.7)	—	(27.5)
Payments on license obligations	(8.4)	—	(1.2)	—	—	(9.6)
Other, principally change in intercompany financing activities	102.8	—	(22.9)	(19.6)	(60.3)	—
Net cash provided by (used in) financing activities	94.4	(25.8)	(24.1)	(21.3)	(60.3)	(37.1)
Effect of exchange rate changes on cash and cash equivalents	—	0.1	—	1.7	—	1.8
Increase (decrease) in cash and cash equivalents	18.6	0.1	(2.4)	0.7	—	17.0
Cash and cash equivalents, beginning of period	43.2	—	4.7	80.8	—	128.7
Cash and cash equivalents, end of period	$61.8	$0.1	$2.3	$81.5	$—	$145.7

SCIENTIFIC GAMES CORPORATION AND SUBSIDIARIES
SUPPLEMENTAL CONDENSED CONSOLIDATING STATEMENT OF CASH FLOWS
Three Months Ended March 31, 2015

	Parent Company	SGI	Guarantor Subsidiaries	Non-Guarantor Subsidiaries	Eliminating Entries	Consolidated
Net cash provided by (used in) operating activities	$59.9	$45.8	$(163.4)	$135.5	$—	$77.8
Cash flows from investing activities:
Capital expenditures	(5.9)	(3.1)	(50.5)	(12.6)	—	(72.1)
Distributions of capital on equity investments	—	—	—	3.8	—	3.8
Other, principally change in intercompany investing activities	—	(26.2)	—	—	26.2	—
Net cash (used in) provided by investing activities	(5.9)	(29.3)	(50.5)	(8.8)	26.2	(68.3)
Cash flows from financing activities:
Net payments on long-term debt	—	(15.8)	—	(1.2)	—	(17.0)
Payments on license obligations	(7.5)	—	(1.5)	—	—	(9.0)
Net redemptions of common stock under stock-based compensation plans	(0.7)	—	—	—	—	(0.7)
Other, principally change in intercompany financing activities	(26.0)	—	206.2	(154.0)	(26.2)	—
Net cash (used in) provided by financing activities	(34.2)	(15.8)	204.7	(155.2)	(26.2)	(26.7)
Effect of exchange rate changes on cash and cash equivalents	—	(0.5)	—	(2.9)	—	(3.4)
Increase (decrease) in cash and cash equivalents	19.8	0.2	(9.2)	(31.4)	—	(20.6)
Cash and cash equivalents, beginning of period	37.9	0.1	28.8	105.0	—	171.8
Cash and cash equivalents, end of period	$57.7	$0.3	$19.6	$73.6	$—	$151.2

Item 2. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS
The following discussion is intended to enhance the reader's understanding of our operations and current business environment and should be read in conjunction with the description of our business included under "Item 1. Financial Statements" in this Quarterly Report on Form 10-Q and our "Management’s Discussion and Analysis of Financial Condition and Results of Operations," "Business" and "Risk Factors" sections included in our 2015 Annual Report on Form 10-K.
This "Management's Discussion and Analysis of Financial Condition and Results of Operations" ("MD&A") contains forward-looking statements within the meaning of the Private Securities Litigation Reform Act of 1995 and should be read in conjunction with the disclosures and information contained and referenced under "Forward-Looking Statements" included in this Quarterly Report on Form 10-Q and "Risk Factors" included in our 2015 Annual Report on Form 10-K. As used in this MD&A, the terms "we," "us," "our" and the "Company" mean Scientific Games Corporation together with its consolidated subsidiaries.
Our MD&A is organized into the following sections:

• BUSINESS OVERVIEW

• CONSOLIDATED RESULTS

• BUSINESS SEGMENTS RESULTS

• RECENTLY ISSUED ACCOUNTING GUIDANCE

• CRITICAL ACCOUNTING ESTIMATES

• LIQUIDITY, CAPITAL RESOURCES AND WORKING CAPITAL

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
Segments
We report our operations in three business segments — Gaming, Lottery and Interactive — representing our different products and services. See "— Business Segments Results" below and Note 2 (Business Segments) for additional business segment information.
Foreign Exchange
Our results are impacted by changes in foreign currency exchange rates used in the translation of foreign functional currencies into USD and the re-measurement of foreign currency transactions or balances. The impact of foreign currency exchange rate fluctuations represents the difference between current rates and prior-period rates applied to current activity. We have exposure to foreign currency volatility, particularly the British Pound Sterling, the Euro and the Australian Dollar, which represented $55.1 million, or 8.1%, $26.5 million, or 3.9%, and $17.5 million, or 2.6%, respectively, of our revenue for the three months ended March 31, 2016 and $58.0 million, or 8.8%, $19.0 million, or 2.9%, and $19.3 million, or 2.9%, respectively, of our revenue for the three months ended March 31, 2015. We also have foreign currency exposure related to certain of our equity investments. See further information regarding our foreign exchange exposure in "Quantitative and Qualitative Disclosures About Market Risk" in Item 7A of our 2015 Annual Report on Form 10-K.

Three Months Ended March 31, 2016 Compared to Three Months Ended March 31, 2015

CONSOLIDATED RESULTS

(in millions)	Three Months Ended March 31,		Variance
	2016	2015	2016 vs. 2015
Revenue:
Services	$350.3	$330.4	$19.9	6.0%
Product sales	197.6	199.4	(1.8)	(0.9)%
Instant games	134.1	128.9	5.2	4.0%
Total revenue	682.0	658.7	23.3	3.5%
Operating expenses:
Cost of services (1)	94.9	90.5	4.4	4.9%
Cost of product sales (1)	94.4	97.9	(3.5)	(3.6)%
Cost of instant games (1)	67.0	67.0	—	0.0%
Selling, general and administrative	142.3	145.9	(3.6)	(2.5)%
Research and development	49.8	46.9	2.9	6.2%
Employee termination and restructuring	2.7	8.2	(5.5)	(67.1)%
Depreciation and amortization	180.6	184.2	(3.6)	(2.0)%
Operating income	50.3	18.1	32.2	177.9%
Other (expense) income:
Interest expense	(165.7)	(164.3)	(1.4)	0.9%
Earnings from equity investments	3.2	3.1	0.1	3.2%
Other income (expense), net	0.7	(5.6)	6.3	112.5%
Net loss before income taxes	(111.5)	(148.7)	37.2	(25.0)%
Income tax benefit	19.2	62.3	(43.1)	(69.2)%
Net loss	$(92.3)	$(86.4)	$(5.9)	6.8%

(1) Exclusive of D&A.
Three Months Ended March 31, 2016 Compared to Three Months Ended March 31, 2015

Revenue
Consolidated revenue increased by $23.3 million in 2016, despite a $7.4 million unfavorable impact due to currency translation. During the period, Lottery and Interactive revenues increased by $1.7 million and $25.7 million, respectively, and Gaming revenues decreased by $4.1 million.
Services revenue increased by $19.9 million in 2016 due primarily to a $25.7 million increase in Interactive revenue driven by growth in our social gaming business and new customer agreements for our SG Universe and real money gaming products. This increase was partially offset by decreases of $5.3 million and $0.5 million in Gaming and Lottery services revenue, respectively.
Product sales revenue decreased by $1.8 million in 2016 due primarily to a $3.0 million decrease in Lottery revenue due to lower hardware sales to international customers reflecting lower international lottery bid activity, which was partially offset by an increase in Gaming revenue of $1.2 million reflecting strong player appeal of recently launched games and the initial performance of our new TwinStar cabinet.
Instant games revenue increased by $5.2 million in 2016 due primarily to increases in U.S. instant game sales, which included strong growth from lottery customers where we provide our CSP of strategic integrated services from game design through analytics and execution of support initiatives at retail.

Cost of Revenue
Consolidated cost of revenue increased slightly by $0.9 million in 2016. During the period, Interactive cost of revenue increased by $9.0 million, which was partially offset by decreases in Gaming and Lottery cost of revenue of $4.3 million and $3.8 million, respectively.
Cost of services revenue increased by $4.4 million in 2016 due primarily to a $9.0 million, or 54.2%, increase in Interactive cost of services attributable to an increase in variable costs associated with the $25.7 million, or 54.8%, increase in Interactive revenue during the same period. The increase in Interactive cost of services was partially offset by a decrease in Gaming and Lottery cost of services of $4.3 million and $0.3 million, respectively, during the same period. Cost of product sales revenue decreased by $3.5 million in 2016, due primarily to decreases in variable costs associated with the reduction in Lottery revenue attributable to lower hardware sales to international customers during the same period. Cost of instant games revenue remained flat in both periods even though instant games revenue increased by $5.2 million in the current period reflecting a more profitable mix of revenue in 2016.
SG&A
SG&A decreased by $3.6 million in 2016 due primarily to the realization of integration cost synergies from our acquisitions and lower costs of integration and other unusual charges when compared to the prior year period.
R&D
R&D increased by $2.9 million in 2016 due primarily to our continued company-wide focus on innovation.
Employee Termination and Restructuring
Employee termination and restructuring costs decreased by $5.5 million in 2016 to $2.7 million, due primarily to a reduction in employee termination costs, costs relating to the exiting of facilities and product lines and costs relating to existing contracts following the Bally acquisition and the WMS acquisition. For additional information regarding these charges, see Note 3 (Restructuring Plans).

D&A
D&A decreased by $3.6 million in 2016 due primarily to a reduction in accelerated depreciation charges for certain long-term assets during the comparable periods, primarily within our Gaming segment.

Other Income and Expense

Interest expense increased by $1.4 million in 2016 due to the reclassification of realized losses from accumulated other comprehensive loss into interest expense related to forward starting interest rate swap contracts that became effective in April 2015. For additional information regarding our indebtedness, see Note 11 (Long-Term and Other Debt) and Note 12 (Fair Value Measurements).

Earnings from equity investments increased by $0.1 million in 2016, due primarily to higher overall performance from our equity investments. For additional information regarding our equity investments, see Note 10 (Equity Investments).
Other income (expense), net decreased by $6.3 million in 2016, due primarily to a $7.1 million reduction in losses on foreign currency translation in 2016 when compared to the same period last year.
Income Tax Benefit

We recorded an income tax benefit of $19.2 million for the three months ended March 31, 2016, compared to an income tax benefit of $62.3 million for the three months ended March 31, 2015. The effective income tax rates for the three months ended March 31, 2016 and 2015 were 17.2% and 41.9%, respectively. The expected reduction in income tax rate for the three months ended March 31, 2016 when compared to the three months ended March 31, 2015 is primarily attributable to the impact of negative evidence related to the realizability of the deferred tax assets expected to be created by 2016 U.S. taxable losses.

As of each reporting date, management considers new evidence, both positive and negative, that could affect its view of the future realization of deferred tax assets. The Company has remained in a three year cumulative loss in the U.S. federal tax jurisdiction. As of March 31, 2016, on the basis of this evaluation and considering the projected U.S. pre-tax losses for 2016 and the resulting net U.S. deferred tax asset position anticipated to occur during 2016, a valuation allowance has been contemplated as a component of the estimated annual effective tax rate in order to recognize only the portion of the benefit related to current year losses that is more likely than not to be realized.

Our income tax benefit may change from period to period based on, among other factors, the mix of earnings between U.S. and foreign jurisdictions and among foreign jurisdictions, the effect of any valuation allowance related to any of our deferred tax assets (or the release thereof), state and local taxes, specific events such as the settlement of income tax audits and changes in tax law and the effects of our global income tax strategies. See Note 21 (Income Taxes) in our 2015 Annual Report on Form 10-K for additional information regarding our foreign and domestic pre-tax income (loss), our foreign and domestic income tax benefit (expense), deferred tax assets and liabilities and the effect foreign taxes have on our overall effective tax rate.
Other Comprehensive Loss
The primary changes in other comprehensive loss were related to foreign currency translation. Unrealized foreign currency losses of $106.3 million during the three months ended March 31, 2015 were primarily attributable to the strengthening of the USD against the Euro, the British Pound Sterling, and the Australian Dollar during this period. The decrease in unrealized foreign currency losses to $1.6 million during the three months ended March 31, 2016 is primarily due to more stable exchange rates during the period, coupled by offsetting movements in the Euro and Australian Dollar when compared to the British Pound Sterling. The Euro and the Australian Dollar strengthened against the USD while the USD strengthened against the British Pound Sterling during the three month ended March 31, 2016.

See "—Business Segments Results" below for a more detailed explanation of the significant changes in our components of revenue within the individual segment results of operations.

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
We generate Gaming revenue from services and product sales. Our services revenue includes lease revenue earned from WAP, premium and daily-fee Participation gaming machines, other leased gaming machines (including VLTs and electronic table games), leased table products and services (including Shufflers), casino management technology solutions and systems, proprietary table game licensing and other services revenues. Our product sales revenue includes the sale of new and used gaming machines, electronic table games and VLTs, casino-management technology solutions and systems, table products, conversion kits (including game, hardware or operating system conversions) and spare parts.
Current Year Update

Our Gaming revenue decreased $4.1 million during the three months ended March 31, 2016 compared to the prior-year period. Services revenue decreased by $5.3 million in 2016, which was partially offset by an increase in product sales revenue of $1.2 million during the same period.

We believe that challenging market conditions impacted our Gaming results during the first quarter of 2016 and could continue to negatively impact our results of operations. These challenges included: (1) restrained investment in new gaming machines by our existing customers; (2) increased competition resulting in pricing pressures which negatively impacted our revenue from shipments of new gaming machines, as well as our gaming operations and systems business; (3) political and economic conditions in Greece, resulting in a delay in the deployment of our VLTs; and (4) other economic and regulatory pressures that affect our business operations globally.

For the remainder of 2016, we expect to continue to face pricing pressure in our Gaming segment. We anticipate that replacement demand for gaming machines and constraints on capital spending by gaming operators will continue at current levels and that gaming machine demand will continue to be negatively impacted by the continued consolidation of casino and other gaming operators. We anticipate that our installed base of WAP, premium and daily-fee Participation gaming machines may stabilize, benefiting from the expected release of a number of new games. Additionally, we are scheduled to launch our new GameScape cabinet in the third quarter of 2016.

Results of Operations and Key Performance Indicators for Gaming

(in millions)	Three Months Ended March 31,		Variance
	2016	2015	2016 vs. 2015
Revenue:
Services	$232.6	$237.9	$(5.3)	(2.2)%
Product sales	189.1	187.9	1.2	0.6%
Total revenue	421.7	425.8	(4.1)	(1.0)%
Operating expenses:
Cost of services (1)	41.2	45.5	(4.3)	(9.5)%
Cost of product sales (1)	87.8	87.8	—	0.0%
Selling, general and administrative	67.9	74.2	(6.3)	(8.5)%
Research and development	38.2	39.8	(1.6)	(4.0)%
Employee termination and restructuring	1.6	4.2	(2.6)	(61.9)%
Depreciation and amortization	141.6	143.3	(1.7)	(1.2)%
Operating income	$43.4	$31.0	$12.4	40.0%

Loss from equity investments	$—	$(0.1)	$0.1	(100.0)%
(1) Exclusive of D&A.

	Three Months Ended March 31,		Variance
	2016	2015	2016 vs. 2015
Key Performance Indicators:
WAP, premium and daily-fee Participation units:
Installed base at period end	21,975	23,077	(1,102)	(4.8)%
Average daily revenue per unit	$52.94	$55.22	$(2.28)	(4.1)%

Other Participation and leased units:
Installed base at period end	48,086	45,898	2,188	4.8%
Average daily revenue per unit	$15.38	$16.34	$(0.96)	(5.9)%

Gaming machine sales:
U.S. and Canadian new unit shipments	4,365	4,380	(15)	(0.3)%
International new unit shipments	2,383	2,352	31	1.3%
Total new unit shipments	6,748	6,732	16	0.2%
Average sales price per new unit	$16,719	$15,243	$1,476	9.7%
Three Months Ended March 31, 2016 Compared to Three Months Ended March 31, 2015
Revenue
Total revenue decreased by $4.1 million in 2016 due primarily to a decrease in services revenue of $5.3 million, which was partially offset by an increase in product sales revenue of $1.2 million during the same period. This change in revenue includes an unfavorable foreign currency translation impact of $4.0 million.
The $5.3 million decrease in services revenue in 2016 was primarily due to a 1,102-unit reduction in the installed base of WAP, premium and daily-fee Participation gaming machines. The average daily revenue per WAP, premium and daily-fee

Participation units decreased $2.28 per unit, or 4.1%, primarily reflecting a lower mix of higher-yielding WAP games. The ending installed base for other Participation and leased units as of March 31, 2016 increased by 2,188 units from March 31, 2015, reflecting higher placements of electronic table games and an increase in the number of leased units in the Caribbean and other international markets during the last two quarterly periods. Average daily revenue for our other leased and Participation units decreased 5.9% compared to the prior-year period.

The $1.2 million increase in product sales revenue in 2016 was primarily due to shipments of 6,748 new units combined with a 9.7% increase in the average sales price per new unit to $16,719, reflecting a mix of high-performing premium gaming machines sold during the period. U.S. and Canadian new unit shipments were comprised of 3,932 replacement units, including 840 VLTs to Oregon and 433 VLTs to newly licensed locations in the Illinois market. Additionally, systems maintenance revenue increased by 8%, as compared to the prior year period. These increases were partially offset by a decrease in gaming systems revenue during the same period due to decreases in hardware and software sales.
Operating Income
The operating income of $43.4 million increased by $12.4 million in 2016, which was primarily due to realized integration cost synergies largely implemented in prior periods and a decrease in costs of integration and other unusual charges when compared to the prior year period. These cost synergies were partially offset by a less profitable mix of revenue and higher SG&A expense for payroll-related costs, including higher incentive compensation and health benefit costs, in the current period.
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
Our equity investments in LNS, Northstar Illinois, Northstar New Jersey, CSG, Hellenic Lotteries and GLB are included in the Lottery segment.
Current Year Update
We were the exclusive instant game validation network provider to the CSL under an agreement that expired in January 2016 and was subsequently not renewed or extended. We have also seen a decline in the instant game printing revenue of CSG, our printing joint venture in China, which continues to service the CSL. We believe a decrease in retail sales is due in part to competition from other wagering products. We are actively seeking multiple opportunities to continue to provide value-added services to the CSL, as well as developing additional business initiatives to replace our revenue and profits previously generated by the CSL validation agreement. Until we are able to achieve these other opportunities and initiatives, or to the extent we are not able to do so, our operating results relating to our China lottery business will be adversely affected.
In April, we signed a lottery instant games CSP agreement with the North Carolina lottery, which is anticipated to begin in April 2017 and has a term of eight years. The contract may be extended by the lottery for up to two additional years.

During the first quarter of 2016, we also launched innovative, multi-channel cross-over games, such as our Jackpot Party instant game, for several customers. These new launches capitalize on our extensive proprietary games library and our expertise in mobile applications and second-chance promotional games and activities.

For our Lottery services revenue, we believe that our U.S. lottery customers' retail sales is a key performance indicator. However, there may not always be a direct correlation between retail sales and our services revenue due to the terms of our contracts, the impact of changes in our customer contracts or other factors. Additionally, we believe the level of jackpots of the POWERBALL® and MEGA MILLIONS® multi-state draw games, and the number of drawings conducted before a jackpot is won, may have an impact on U.S. retail sales and, therefore, on our Lottery services revenue. Our Lottery services revenue can also be impacted by the retail sales of instant games where we provide instant game validation services, either on a standalone basis or as part of a lottery systems contract. Our Lottery product sales revenue primarily relates to sales of equipment to international customers that are not subject to long-term contracts and demand can be volatile between quarters.

We believe we will continue to face intense price-based competition in our Lottery business for the remainder of 2016. We also expect to see an increase in the number of jurisdictions that seek to privatize or outsource lottery operations and to face strong competition from both traditional and new competitors with respect to these opportunities. In addition, we anticipate that lottery RFPs, specifically those for our PMA arrangements and certain of our international customers, could increasingly include terms that expose us to increased risk, such as requiring the guarantee of specific income thresholds or significant upfront payments.

We believe retail sales of instant games is a key performance indicator of our instant games revenue. However, there may not always be a direct correlation between retail sales and our instant games revenue due to various factors. These factors include, but are not limited to, the type of contract (e.g., Participation contracts versus price-per-unit contracts), the impact of changes to individual customer contracts, the performance of our licensed games and player loyalty business and foreign exchange volatility.

Based on third-party data, retail sales of our U.S. lottery customers' draw games increased 17.0% for the three months ended March 31, 2016 compared to the prior-year period. Retail sales of instant games in Italy increased 2.3% for the three months ended March 31, 2016 compared to the prior-year period. Our U.S. customers' total instant games retail sales increased
8.2% for the three months ended March 31, 2016 compared to the prior-year period, driven by strong performance in those states where we provide instant game product management services.

Results of Operations and Key Performance Indicators for Lottery

(in millions)	Three Months Ended March 31,		Variance
	2016	2015	2016 vs. 2015
Revenue:
Services	$45.1	$45.6	$(0.5)	(1.1)%
Product sales	8.5	11.5	(3.0)	(26.1)%
Instant games	134.1	128.9	5.2	4.0%
Total revenue	187.7	186.0	1.7	0.9%
Operating expenses:
Cost of services (1)	28.1	28.4	(0.3)	(1.1)%
Cost of product sales (1)	6.6	10.1	(3.5)	(34.7)%
Cost of instant games (1)	67.0	67.0	—	0.0%
Selling, general and administrative	16.5	17.1	(0.6)	(3.5)%
Research and development	2.6	1.6	1.0	62.5%
Employee termination and restructuring	1.1	0.2	0.9	450.0%
Depreciation and amortization	17.8	21.3	(3.5)	(16.4)%
Operating income	$48.0	$40.3	$7.7	19.1%

Earnings from equity investments	$3.2	$3.2	$—	0.0%

Key Performance Indicators:
Retail sales of instant games of U.S. instant game customers (2)(3)	$11,331	$10,473	$858	8.2%

Retail sales of U.S. lottery system customers (2)(4)	$2,424	$2,072	$352	17.0%

Italy retail sales of instant games (in Euros) (2)	€2,355	€2,302	€53	2.3%

(1) Exclusive of D&A.
(2) Information provided by third-party lottery operators.
(3) U.S. instant games customers' retail sales include only sales of instant games.
(4) U.S. lottery systems customers' retail sales primarily include sales of draw games, keno and instant games validated by the relevant system.

Three Months Ended March 31, 2016 Compared to Three Months Ended March 31, 2015

Revenue
Total revenue increased by $1.7 million in 2016, despite a $5.1 million unfavorable impact from the expiration of the CSL validation contract and a $3.0 million unfavorable foreign currency impact.
Services revenue decreased by $0.5 million in 2016, reflecting lower international service revenue due to the cessation of the CSL validation contract, largely offset by higher revenue from increased retail sales of multi-state games, including sales leading up to the record $1.6 billion Powerball jackpot in January 2016. The $3.0 million decrease in product sales revenue was primarily due to lower international hardware sales, reflecting lower bid activity compared to the prior year. The $5.2 million increase in instant games revenue was primarily due to an increase in U.S. instant game sales revenue, which included growth from customers where we provided our CSP for strategic integrated services from game design through analytics and execution of support initiatives at retail.
Operating Income
Operating income increased by $7.7 million in 2016, reflecting a more profitable mix of revenue despite the loss of the CSL validation contract, and lower D&A, which was partially offset by higher R&D expense.
Earnings from equity investments
Earnings from equity investments remained flat compared to the prior year period.
INTERACTIVE
Within our Interactive segment, we generate revenue from the provision of Interactive gaming services available via desktop and mobile devices for social gaming, RMG and SG Universe, the Company's interactive product suite for land-based casinos. This revenue is included in services revenue in our Consolidated Statements of Operations and Comprehensive Loss.
In our social gaming business, we generate revenue from the sale of virtual coins or chips, which players can use to play (i.e., spin in the case of slot games, bet in the case of poker) our WMS, Bally, Barcrest and SHFL branded slot games, Dragonplay branded slot and poker games or third-party branded slot games. In our RMG business, we provide game content to real-money online casino operators, primarily in Europe. We host the play of our game content on our centrally-located servers (often referred to as remote game servers) that are integrated with the online casino operators' websites. We typically earn a percentage of the operator's net gaming revenue generated by the games we host.
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
Current Year Update
During the first quarter of 2016, our Hot Shot® Social Casino became one of the top 30 grossing apps on Facebook. We also expanded our RMG business with the launch of RMG products at nine additional online casino operators.
We believe that our Interactive platform business will continue to provide growth opportunities throughout the remainder of 2016. In addition, we anticipate that the percentage of Interactive revenue from mobile gaming will continue to grow.

Results of Operations and Key Performance Indicators for Interactive

(in millions)	Three Months Ended March 31,		Variance
	2016	2015	2016 vs. 2015
Revenue:
Services	$72.6	$46.9	$25.7	54.8%
Total revenue	72.6	46.9	25.7	54.8%
Operating expenses:
Cost of services (1)	25.6	16.6	9.0	54.2%
Selling, general and administrative	24.5	15.1	9.4	62.3%
Research and development	7.3	5.5	1.8	32.7%
Employee termination and restructuring	—	0.7	(0.7)	(100.0)%
Depreciation and amortization	3.7	5.1	(1.4)	(27.5)%
Operating income	$11.5	$3.9	$7.6	194.9%

Key Performance Indicators:
Social gaming:
Average MAU (2)	8.0	7.7	0.3	3.9%
Average DAU (3)	2.5	2.3	0.2	8.7%
ARPDAU (4)	$0.26	$0.19	$0.07	36.8%

(1)	Exclusive of D&A.

(2)	MAU = Monthly Active Users, a count of unique visitors to our sites during a month.

(3)	DAU = Daily Active Users, a count of unique visitors to our sites during a day.

(4)	ARPDAU =Average daily revenue per DAU is calculated by dividing revenue for a period by the DAU for the period by the number of days for the period.

Three Months Ended March 31, 2016 Compared to Three Months Ended March 31, 2015

Revenue
The $25.7 million increase in services revenue was primarily due to an increase in social gaming revenue, reflecting the ongoing popularity of Jackpot Party® Social Casino, the success of Quick Hit® Slots social game app and the launch of Hot Shot® Social Casino in April 2015. Average DAU in the social gaming business grew by 8.7%. Interactive revenue growth also reflects $1.8 million growth in RMG revenue.
Operating Income
The $7.6 million increase in operating income reflects greater profitability as a result of revenue growth. SG&A expense increased as a result of higher marketing expenditures to support player acquisition and an increase in innovation costs for new product development initiatives.

RECENTLY ISSUED ACCOUNTING GUIDANCE

For a description of recently issued accounting pronouncements, see Note 1 (Description of the Business and Summary of Significant Accounting Policies).

CRITICAL ACCOUNTING ESTIMATES
For a description of our policies regarding our critical accounting estimates, see "Critical Accounting Estimates" in "Item 7. Management's Discussion and Analysis of Financial Condition and Results of Operations" included in our 2015 Annual Report on Form 10-K.
There have been no significant changes in our critical accounting estimate policies or the application of those policies to our consolidated financial statements from those presented in "Item 7. Management's Discussion and Analysis of Financial Condition and Results of Operations" included in our 2015 Annual Report on Form 10-K.

LIQUIDITY, CAPITAL RESOURCES AND WORKING CAPITAL
Sources of Liquidity
As of March 31, 2016, our principal sources of liquidity, other than cash flows provided by operating activities, were cash and cash equivalents and amounts available under our revolving credit facility discussed below under "Credit Agreement and Other Debt."
As of March 31, 2016, our available cash and cash equivalents and borrowing capacity totaled $605.1 million, including cash and cash equivalents of $145.7 million and availability of $459.4 million under our revolving credit facility, compared to $583.0 million as of December 31, 2015, which included cash and cash equivalents of $128.7 million and availability of $454.3 million under our revolving credit facility. We had $80.0 million in borrowings outstanding and $53.2 million of letters of credit outstanding under our revolving credit facility as of March 31, 2016, which reduces our capacity to borrow under our revolving credit facility. The amount of our available cash and cash equivalents fluctuates principally based on borrowings or repayments under our credit facilities, investments, acquisitions and changes in our working capital position. The borrowing capacity under our revolving credit facility will depend on the amount of outstanding borrowings and letters of credit issued and on us remaining in compliance with the covenants under our credit agreement, including a maintenance covenant based on consolidated net first lien leverage. We were in compliance with the covenants under our credit agreement as of March 31, 2016.
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
Total cash held by our foreign subsidiaries was $81.5 million as of March 31, 2016. To the extent that a portion of our foreign cash was required to meet liquidity needs in the U.S. (which we do not currently anticipate), we might incur a tax liability to repatriate it, the timing and amount of which would depend on a variety of factors. A significant amount of the cash held by our foreign subsidiaries as of March 31, 2016 could be transferred to the U.S. as intercompany loan repayments or tax-free basis reductions.
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
In addition, lottery customers in the U.S. generally require service providers to provide performance bonds in connection with the relevant contract. As of March 31, 2016, our outstanding performance bonds totaled $198.8 million. Our ability to obtain performance bonds on commercially reasonable terms is subject to our financial condition and to prevailing market conditions, which may be impacted by economic and political events. Although we have not experienced difficulty in obtaining such bonds to date, there can be no assurance that we will continue to be able to obtain performance bonds on commercially reasonable terms, or at all.

Cash Flow Summary

	Three Months Ended March 31,		Variance
	2016	2015	2016 vs. 2015
Net cash provided by operating activities	$101.1	$77.8	$23.3
Net cash used in investing activities	(48.8)	(68.3)	19.5
Net cash used in financing activities	(37.1)	(26.7)	(10.4)
Effect of exchange rates on cash and cash equivalents	1.8	(3.4)	5.2
Increase (decrease) in cash and cash equivalents	$17.0	$(20.6)	$37.6
Cash flows from operating activities
    Net cash provided by operating activities for the three months ended March 31, 2016 increased $23.3 million over the prior year period. The increase in net cash provided by operating activities was primarily due to the increase in incremental net earnings after adjusting for non-cash items of $41.1 million, which was partially offset by a $17.8 million decrease in working capital and other items.
Cash flows from investing activities
The decrease in net cash used in investing activities of $19.5 million for the three months ended March 31, 2016 reflected a reduction in total capital expenditures, primarily for Gaming and Lottery operations, of $20.9 million in 2016.
Cash flows from financing activities
The increase in net cash used in financing activities of $10.4 million for the three months ended March 31, 2016 was due to a net increase in payments on debt of $10.5 million. During the three months ended March 31, 2016, we made net payments of $27.5 million on our debt, including $15.0 million of voluntary repayments under our revolving credit facility and $11.0 million in mandatory amortization of our term loans.
Credit Agreement and Other Debt
As of March 31, 2016, the aggregate principal amount of our outstanding debt of $8,376.1 million was comprised of our revolving credit facility of $80.0 million, our term B-1 loans in the amount of $2,248.3 million and our term B-2 loans in the amount of $1,975.0 million outstanding under our credit agreement, $250.0 million in aggregate principal amount of our 2018 Notes, $300.0 million in aggregate principal amount of our 2020 Notes, $350.0 million in aggregate principal amount of our 2021 Notes, $950.0 million in aggregate principal amount of our 2022 Secured Notes, $2,200.0 million in aggregate principal amount of our 2022 Unsecured Notes and $22.8 million in capital leases related to our U.K. gaming operations. We use interest rate swap derivatives to diversify our debt portfolio between fixed and variable rate instruments. For additional information regarding our interest rate risk and interest rate hedging instruments, see "Quantitative and Qualitative Disclosures About Market Risk" in Item 7A of our 2015 Annual Report on Form 10-K.
Off-Balance Sheet Arrangements
As of March 31, 2016, we did not have any significant off-balance sheet arrangements, as defined in Item 303(a)(4)(ii) of Regulation S-K.
Contractual Obligations
Other than the amendment and extension of terms of one of our existing license agreements, which is more fully described in Note 8 (Intangible Assets, net and Goodwill), there have been no material changes to our contractual obligations disclosed in "Item 7. Management's Discussion and Analysis of Financial Condition and Results of Operations — Liquidity, Capital Resources and Working Capital — Contractual Obligations" included in our 2015 Annual Report on Form 10-K.

Item 3. Quantitative and Qualitative Disclosures about Market Risk
There have been no material changes to the disclosure under "Item 7A. Quantitative and Qualitative Disclosures about Market Risk" included in our 2015 Annual Report on Form 10-K.
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
Based upon that evaluation, our Chief Executive Officer and Chief Financial Officer concluded that, due to the material weakness in our internal control over financial reporting ("ICFR") previously disclosed in our 2015 Annual Report on Form 10-K as filed on February 29, 2016 (the "2015 Form 10-K"), our disclosure controls and procedures were not effective as of March 31, 2016. Although we have completed our remediation measures designed to correct the material weakness as of March 31, 2016, we are unable to conclude that the remediation was successful until further testing can be performed, as described below. The material weakness, which is described more fully in Item 9A of our 2015 Form 10-K, is as follows: the Company's review control did not operate at a sufficient level of precision to identify the improper inclusion of deferred taxes in the fair value modeling used in our step two goodwill impairment test for our SG gaming reporting unit. Notwithstanding the material weakness identified by our management, our Chief Executive Officer and our Chief Financial Officer have concluded, based on their knowledge, that the consolidated financial statements included in this Quarterly Report on Form 10-Q fairly present in all material respects the Company's financial condition, results of operations and cash flows as of and for the periods presented in this report, in conformity with accounting principles generally accepted in the United States.
Changes in Internal Control over Financial Reporting
As previously disclosed, we identified a material weakness in our ICFR, pertaining to the step two goodwill impairment testing for our SG gaming reporting unit that we performed in accordance with ASC 350, Intangibles- Goodwill and Other. As of March 31, 2016 we have completed remediation measures designed to correct this material weakness as follows:
Reviewed the processes and controls related to the fair value modeling in the step two goodwill impairment assessment.

Designed and documented a new review control with enhanced precision related to the review of the fair value modeling of the step two goodwill impairment assessment.

Conducted a training program for relevant personnel and developed specific review procedures for the step two goodwill impairment assessment.

We believe these actions have meaningfully strengthened our ICFR, but we will not be able to conclude whether the material weakness has been remediated until sufficient time has elapsed to provide evidence that the enhanced controls are operating effectively in connection with our routine annual goodwill impairment testing to be performed in accordance with ASC 350, or if events occur or circumstances change with respect to one or more of our goodwill reporting units that necessitate an interim impairment test prior to the performance of our next annual test. We will not perform our next routine annual goodwill impairment testing until October 2016.
Other than the completion of the remediation steps described above, there were no changes in our ICFR during the quarter ended March 31, 2016 that have materially affected, or are reasonably likely to materially affect, our ICFR.

PART II.  OTHER INFORMATION
Item 1. Legal Proceedings
For a description of our legal proceedings, see Note 16 (Litigation).

Item 1A. Risk Factors
There have been no material changes in our risk factors from those disclosed under "Item 1A. Risk Factors" included in our 2015 Annual Report on Form 10-K.
Item 2. Unregistered Sales of Equity Securities and Use of Proceeds
There was no stock repurchase activity during the three months ending March 31, 2016, other than 306,783 shares acquired from employees to satisfy the withholding taxes associated with the vesting of RSUs during this period at an average price paid per share of $8.94.
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

SCIENTIFIC GAMES CORPORATION
(Registrant)

		By:	/s/ Michael A. Quartieri
		Name:	Michael A. Quartieri
		Title:	Executive Vice President, Chief Financial Officer, Treasurer and Corporate Secretary

		By:	/s/ Jeffrey B. Johnson
		Name:	Jeffrey B. Johnson
		Title:	Vice President, Finance, and Chief Accounting Officer

Dated:	May 5, 2016