Form 10-Q
period 2016-06-30
SCIENTIFIC GAMES CORP
filed 2016-08-05
CIK 750004

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549
FORM 10-Q

☒ QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended June 30, 2016

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
Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act). Yes ☐ No ☒
The registrant has the following number of shares outstanding of each of the registrant's classes of common stock as of August 2, 2016:
Class A Common Stock: 87,523,669
Class B Common Stock: None

SCIENTIFIC GAMES CORPORATION AND SUBSIDIARIES
INDEX TO FINANCIAL INFORMATION
AND OTHER INFORMATION
THREE AND SIX MONTHS ENDED JUNE 30, 2016

Glossary of Terms

The following terms or acronyms used in this Quarterly Report on Form 10-Q are defined below:
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

PMA	private management agreement
PTG	Proprietary table games
R&D	research and development
RCN	Roberts Communications Network, LLC
RFP	Request for proposal
RMG	real-money gaming
RSU	restricted stock unit
SEC	Securities and Exchange Commission
Secured Notes	7.00% senior secured notes due 2022 issued by SGI
Securities Act	Securities Act of 1933, as amended
SG&A	selling, general and administrative
SGI	Scientific Games International, Inc., a wholly-owned subsidiary of Scientific Games Corporation
SHFL	SHFL entertainment, Inc.
Shufflers	various models of automatic card shufflers, deck checkers and roulette chip sorters

Unsecured Notes	10.00% senior unsecured notes due 2022 issued by SGI
U.K.	United Kingdom of Great Britain and Northern Ireland
U.S.	United States of America
U.S. GAAP	accounting principles generally accepted in the U.S.
VLT	video lottery terminal
WAP	wide-area progressive
WMS	WMS Industries, Inc.
WMS acquisition	the acquisition of WMS by the Company on October 18, 2013

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

•
inability to benefit from, and risks associated with, strategic equity investments and relationships, including (1) the inability of our joint venture to realize the anticipated benefits under its PMA with the Illinois lottery or from the disentanglement services performed in connection with the termination thereof, (2) the inability of our joint venture to meet the net income targets or other requirements under its agreement to provide marketing and sales services to the New Jersey Lottery or otherwise to realize the anticipated benefits under such agreement and (3) the failure to realize the anticipated benefits related to our consortium's instant lottery game concession in Greece;

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

•
risks relating to foreign operations, including fluctuations in foreign currency exchange rates (including those fluctuations related to the affirmative vote in the U.K. to withdraw from the EU), restrictions on the payment of dividends from earnings, restrictions on the import of products and financial instability, including the potential impact to our business resulting from the affirmative vote in the U.K. to withdraw from the EU and the potential impact to our instant lottery game concession or VLT lease arrangements resulting from the recent economic and political conditions in Greece;

•	dependence on key employees;

•
litigation and other liabilities relating to our business, including litigation and liabilities relating to our contracts and licenses, our products and systems, our employees (including labor disputes), intellectual property and our strategic relationships;

•	influence of certain stockholders; and

•	stock price volatility.
Additional information regarding risks and uncertainties and other factors that could cause actual results to differ materially from those contemplated in forward-looking statements is included from time to time in our filings with the SEC, including under Item 1A "Risk Factors" in our 2015 Annual Report on Form 10-K filed with the SEC on February 29, 2016 and under Item 1A "Risk Factors" in this Quarterly Report on Form 10-Q. Forward-looking statements speak only as of the date they are made and, except for our ongoing obligations under the U.S. federal securities laws, we undertake no obligation to publicly update any forward-looking statements whether as a result of new information, future events or otherwise.
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

PART I. FINANCIAL INFORMATION

Item 1. Financial Statements
SCIENTIFIC GAMES CORPORATION AND SUBSIDIARIES
CONSOLIDATED STATEMENTS OF OPERATIONS AND COMPREHENSIVE LOSS
(Unaudited, in millions, except per share amounts)

	Three Months Ended		Six Months Ended
	June 30,		June 30,
	2016	2015	2016	2015
Revenue:
Services	$363.5	$337.9	$713.8	$668.3
Product sales	214.8	218.1	412.4	417.5
Instant games	150.9	135.5	285.0	264.4
Total revenue	729.2	691.5	1,411.2	1,350.2
Operating expenses:
Cost of services (1)	101.4	98.6	196.3	189.1
Cost of product sales (1)	100.7	107.9	195.1	205.8
Cost of instant games (1)	74.1	68.8	141.1	135.8
Selling, general and administrative	144.9	140.9	287.2	286.8
Research and development	51.7	48.0	101.5	94.9
Employee termination and restructuring	4.2	5.2	6.9	13.4
Depreciation and amortization	193.1	222.2	373.7	406.4
Operating income (loss)	59.1	(0.1)	109.4	18.0
Other (expense) income:
Interest expense	(165.3)	(166.4)	(331.0)	(330.7)
Earnings from equity investments	8.0	3.3	11.2	6.4
Gain on early extinguishment of debt	25.2	—	25.2	—
Other income (expense), net	1.7	(4.3)	2.4	(9.9)
Total other expense, net	(130.4)	(167.4)	(292.2)	(334.2)
Net loss before income taxes	(71.3)	(167.5)	(182.8)	(316.2)
Income tax benefit	19.6	65.3	38.8	127.6
Net loss	$(51.7)	$(102.2)	$(144.0)	$(188.6)
Other comprehensive (loss) income:
Foreign currency translation income (loss)	(35.1)	17.8	(36.7)	(88.4)
Pension and post-retirement gain (loss), net of tax	0.3	(0.7)	0.5	0.2
Derivative financial instruments unrealized gain, net of tax	4.6	6.0	3.6	1.1
Other comprehensive (loss) income	(30.2)	23.1	(32.6)	(87.1)
Comprehensive loss	$(81.9)	$(79.1)	$(176.6)	$(275.7)

Basic and diluted net loss per share:
Basic	$(0.59)	$(1.19)	$(1.66)	$(2.20)
Diluted	$(0.59)	$(1.19)	$(1.66)	$(2.20)

Weighted average number of shares used in per share calculations:
Basic shares	87.3	85.9	86.9	85.6
Diluted shares	87.3	85.9	86.9	85.6
(1) Exclusive of D&A.
See accompanying condensed notes to consolidated financial statements.

SCIENTIFIC GAMES CORPORATION AND SUBSIDIARIES
CONSOLIDATED BALANCE SHEETS
(in millions, except par value)

	June 30, 2016	December 31, 2015
ASSETS	(Unaudited)
Current assets:
Cash and cash equivalents	$101.4	$128.7
Restricted cash	24.5	20.2
Accounts receivable, net	501.3	487.1
Notes receivable, net	140.0	167.7
Inventories	249.0	248.5
Prepaid expenses, deposits and other current assets	120.9	123.3
Total current assets	1,137.1	1,175.5
Long-term restricted cash	17.4	17.9
Long-term notes receivable, net	43.8	51.3
Property and equipment, net	695.5	794.0
Goodwill	2,992.5	3,013.7
Intangible assets, net	1,891.9	1,920.0
Software, net	443.2	485.9
Equity investments	199.8	228.5
Other assets	43.9	45.4
Total assets	$7,465.1	$7,732.2

LIABILITIES AND STOCKHOLDERS' DEFICIT
Current liabilities:
Current portion of long-term debt	$49.7	$50.3
Accounts payable	178.6	159.8
Accrued liabilities	417.1	443.8
Total current liabilities	645.4	653.9
Deferred income taxes	173.9	228.2
Other long-term liabilities	245.1	188.9
Long-term debt, excluding current portion	8,067.6	8,156.7
Total liabilities	9,132.0	9,227.7
Commitments and contingencies (see Note 16)
Stockholders' deficit:
Class A common stock, par value $0.01 per share: 199.3 shares authorized; 104.7 and 103.7 shares issued and 87.5 and 86.5 shares outstanding, respectively	1.0	1.0
Additional paid-in capital	771.1	765.9
Accumulated loss	(2,009.0)	(1,865.0)
Treasury stock, at cost, 17.2 shares	(175.2)	(175.2)
Accumulated other comprehensive loss	(254.8)	(222.2)
Total stockholders' deficit	(1,666.9)	(1,495.5)
Total liabilities and stockholders' deficit	$7,465.1	$7,732.2

See accompanying condensed notes to consolidated financial statements.

SCIENTIFIC GAMES CORPORATION AND SUBSIDIARIES
CONSOLIDATED STATEMENTS OF CASH FLOWS
(Unaudited, in millions)

	Six Months Ended
	June 30,
	2016	2015
Cash flows from operating activities:
Net loss	$(144.0)	$(188.6)
Adjustments to reconcile net loss to cash provided by operating activities:
Depreciation and amortization	373.7	406.4
Change in deferred income taxes	(57.0)	(145.7)
Stock-based compensation	12.5	12.1
Non-cash interest expense	20.2	19.0
Earnings from equity investments, net	(11.2)	(6.4)
Distributed earnings from equity investments	16.3	19.9
Gain on early extinguishment of debt	(25.2)	—
Changes in current assets and liabilities:
Accounts and notes receivable, net	14.4	23.7
Inventories	(3.4)	18.4
Other current assets and liabilities	15.2	10.8
Accounts payable	7.7	(9.4)
Accrued liabilities	(26.1)	(44.7)
Other, net	(1.2)	(1.1)
Net cash provided by operating activities	191.9	114.4

Cash flows from investing activities:
Property and equipment expenditures	(8.7)	(7.8)
Gaming and lottery operations expenditures	(76.8)	(103.7)
Intangible assets and software expenditures	(47.1)	(31.3)
Proceeds from asset sales	3.1	—
Changes in other assets and liabilities and other	3.0	8.5
Restricted cash	(3.8)	1.0
Distributions of capital on equity investments	22.5	35.2
Net cash used in investing activities	(107.8)	(98.1)

Cash flows from financing activities:
Borrowings under revolving credit facility	160.0	110.0
Repayments under revolving credit facility	(175.0)	(120.0)
Payments on long-term debt	(25.2)	(26.2)
Repurchase of notes	(39.9)	—
Payments on license obligations	(25.0)	(18.7)
Contingent earnout payments	—	(0.5)
(Redemptions) issuance of common stock under stock-based compensation plans	(4.4)	0.9
Net cash used in financing activities	(109.5)	(54.5)
Effect of exchange rate changes on cash and cash equivalents	(1.9)	(4.5)
Decrease in cash and cash equivalents	(27.3)	(42.7)
Cash and cash equivalents, beginning of period	128.7	171.8
Cash and cash equivalents, end of period	$101.4	$129.1
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
New Accounting Guidance - Recently Adopted

In July 2015, the FASB issued ASU No. 2015-11, Inventory: Simplifying the Measurement of Inventory. ASU 2015-11 changes the criteria for measuring inventory within the scope of the ASU. Inventory will now be measured at the lower of cost and net realizable value, while the concept of market value will be eliminated. The ASU defines net realizable value as the estimated selling prices in the ordinary course of business, less reasonably predictable costs of completion, disposal, and transportation. We adopted this guidance prospectively at the beginning of the second quarter of 2016. The adoption of this guidance did not have a material effect on our financial condition, results of operations, or cash flows.

In March 2016, the FASB issued ASU No. 2016-07, Investments - Equity Method and Joint Ventures (Topic 323): Simplifying the Transition to the Equity Method of Accounting. The amended guidance simplifies the accounting for equity investments and eliminates the requirements in Topic 323 that an entity retroactively adopt the equity method of accounting if an investment qualifies for use of the equity method as a result of an increase in the level of ownership or degree of influence. We adopted this guidance prospectively at the beginning of the first quarter of 2016. The adoption of this guidance did not have a material effect on our financial condition, results of operations or cash flows.

New Accounting Guidance - Not Yet Adopted

In May 2014, the FASB issued ASU No. 2014-09 (Topic 606), Revenue from Contracts with Customers. The amended guidance outlines a single comprehensive revenue model for entities to use in accounting for revenue from contracts with customers. The guidance (including subsequent amendments) supersedes most current revenue recognition guidance, including industry-specific guidance. The core principle of the revenue model is that "an entity recognizes revenue to depict the transfer of promised goods or services to customers in an amount that reflects the consideration to which the entity expects to be entitled in exchange for those goods or services." The ASU may be adopted using a full retrospective approach or reporting the cumulative effect as of the date of adoption. This guidance is effective for fiscal years beginning after December 15, 2017, and interim periods within those fiscal years with earlier adoption permitted for fiscal years beginning after December 15, 2016. We are currently evaluating the impact of adopting this guidance.

In February 2016, the FASB issued ASU No. 2016-02, Leases (Topic 842). The amended guidance is intended to increase transparency and comparability among organizations by recognizing lease assets and lease liabilities on the balance sheet and disclosing key information about leasing arrangements. The adoption of this guidance is expected to result in a significant portion of our operating leases, where we are the lessee, to be recognized on our Consolidated Balance Sheets. The guidance requires lessees and lessors to recognize and measure leases at the beginning of the earliest period presented using a modified retrospective approach. ASU 2016-02 is effective for fiscal years beginning after December 15, 2018, and interim periods within those fiscal years with earlier adoption permitted. We are currently evaluating the impact and timing of adopting this guidance.

In March 2016, the FASB issued ASU No. 2016-09, Compensation - Stock Compensation (Topic 718): Improvements to Employee Share-Based Payment Accounting. The amended guidance is intended to simplify several aspects of accounting for share-based payment award transactions, including income tax consequences, accounting for forfeitures, and classification of awards as either equity or liabilities and classification in the statement of cash flows. ASU 2016-09 has separate transition guidance for each element of the new standard and is effective for fiscal years beginning after December 15, 2016, and interim periods within those fiscal years with earlier adoption permitted. We are currently evaluating the impact of adopting this guidance.

We do not expect that any other recently issued accounting guidance will have a significant effect on our financial statements.

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
The following tables present revenue, cost of revenue, SG&A, R&D, employee termination and restructuring, D&A, operating income and earnings from equity investments for the three and six months ended June 30, 2016 and 2015, respectively, by business segment. Certain unallocated corporate amounts consisted primarily of general and administrative expenses, other income (expense) and D&A.

	Three Months Ended June 30, 2016
	Gaming	Lottery	Interactive	Total
Revenue:
Services	$236.0	$44.1	$83.4	$363.5
Product sales	205.9	8.9	—	214.8
Instant games	—	150.9	—	150.9
Total revenue	441.9	203.9	83.4	729.2
Operating expenses:
Cost of services (1)	44.4	26.8	30.2	101.4
Cost of product sales (1)	93.4	7.3	—	100.7
Cost of instant games (1)	—	74.1	—	74.1
Selling, general and administrative	61.2	17.8	26.8	105.8
Research and development	38.5	2.6	8.4	49.5
Employee termination and restructuring	3.4	0.2	0.5	4.1
Depreciation and amortization	154.3	17.2	3.8	175.3
Segment operating income	$46.7	$57.9	$13.7	$118.3
Unallocated corporate costs				(59.2)
Consolidated operating income				$59.1

Earnings from equity investments	$1.4	$6.6	$—	$8.0
(1) Exclusive of D&A.

	Three Months Ended June 30, 2015
	Gaming	Lottery	Interactive	Total
Revenue:
Services	$240.4	$45.9	$51.6	$337.9
Product sales	209.3	8.8	—	218.1
Instant games	—	135.5	—	135.5
Total revenue	449.7	190.2	51.6	691.5
Operating expenses:
Cost of services (1)	53.1	27.5	18.0	98.6
Cost of product sales (1)	100.9	7.0	—	107.9
Cost of instant games (1)	—	68.8	—	68.8
Selling, general and administrative	71.2	16.4	15.2	102.8
Research and development	41.1	1.5	5.4	48.0
Employee termination and restructuring	2.7	—	0.3	3.0
Depreciation and amortization	181.5	20.0	5.4	206.9
Segment operating (loss) income	$(0.8)	$49.0	$7.3	$55.5
Unallocated corporate costs				(55.6)
Consolidated operating loss				$(0.1)

Earnings from equity investments	$1.8	$1.5	$—	$3.3
(1) Exclusive of D&A.

	Six Months Ended June 30, 2016
	Gaming	Lottery	Interactive	Total
Revenue:
Services	$468.6	$89.2	$156.0	$713.8
Product sales	395.0	17.4	—	412.4
Instant games	—	285.0	—	285.0
Total revenue	863.6	391.6	156.0	1,411.2
Operating expenses:
Cost of services (1)	85.6	54.9	55.8	196.3
Cost of product sales (1)	181.2	13.9	—	195.1
Cost of instant games (1)	—	141.1	—	141.1
Selling, general and administrative	129.1	34.3	51.3	214.7
Research and development	76.7	5.2	15.7	97.6
Employee termination and restructuring	5.0	1.3	0.5	6.8
Depreciation and amortization	295.9	35.0	7.5	338.4
Segment operating income	$90.1	$105.9	$25.2	$221.2
Unallocated corporate costs				(111.8)
Consolidated operating income				$109.4

Earnings from equity investments	$1.4	$9.8	$—	$11.2
(1) Exclusive of D&A.

	Six Months Ended June 30, 2015
	Gaming	Lottery	Interactive	Total
Revenue:
Services	$478.3	$91.5	$98.5	$668.3
Product sales	397.2	20.3	—	417.5
Instant games	—	264.4	—	264.4
Total revenue	875.5	376.2	98.5	1,350.2
Operating expenses:
Cost of services (1)	98.6	55.9	34.6	189.1
Cost of product sales (1)	188.7	17.1	—	205.8
Cost of instant games (1)	—	135.8	—	135.8
Selling, general and administrative	145.4	33.5	30.3	209.2
Research and development	80.9	3.1	10.9	94.9
Employee termination and restructuring	6.9	0.2	1.0	8.1
Depreciation and amortization	324.8	41.3	10.5	376.6
Segment operating income	$30.2	$89.3	$11.2	$130.7
Unallocated corporate costs				(112.7)
Consolidated operating income				$18.0

Earnings from equity investments	$1.7	$4.7	$—	$6.4
(1) Exclusive of D&A.

The following table presents a reconciliation of business segment operating income to net loss before income taxes for each period:

	Three Months Ended June 30,		Six Months Ended June 30,
	2016	2015	2016	2015
Business segment operating income	$118.3	$55.5	$221.2	$130.7
Unallocated corporate costs	(59.2)	(55.6)	(111.8)	(112.7)
Consolidated operating income (loss)	59.1	(0.1)	109.4	18.0
Interest expense	(165.3)	(166.4)	(331.0)	(330.7)
Earnings from equity investments	8.0	3.3	11.2	6.4
Gain on early extinguishment of debt	25.2	—	25.2	—
Other income (expense), net	1.7	(4.3)	2.4	(9.9)
Net loss before income taxes	$(71.3)	$(167.5)	$(182.8)	$(316.2)
In evaluating financial performance, we focus on operating income (loss) as a segment's measure of profit or loss. The accounting policies of our business segments are the same as those described in our summary of significant accounting policies in Note 1 (Description of the Business and Summary of Significant Accounting Policies) in our 2015 Annual Report on Form 10-K.

(3) Restructuring Plans
We began integrating Scientific Games and WMS subsequent to the WMS acquisition in October 2013. This integration was completed during the first quarter of 2016. We began integrating Scientific Games and Bally subsequent to its acquisition in November 2014 by implementing our plans to streamline our operations and cost structure.
We recorded pre-tax employee termination and restructuring costs of $4.2 million and $5.2 million for the three months ended June 30, 2016 and 2015, respectively, and $6.9 million and $13.4 million for the six months ended June 30, 2016 and 2015, respectively. No new material employee termination and restructuring plans were initiated during the six months ended June 30, 2016. We expect to complete the integration-related restructuring plan actions discussed below relating to the Bally integration during 2016. All other employee termination and restructuring actions reported in 2015 were completed as of March 31, 2016.
The following table presents a summary of employee termination and restructuring costs by business segment related to the restructuring plans described above, including the costs incurred during the three and six months ended June 30, 2016, the cumulative costs incurred through June 30, 2016 from initiation of the relevant restructuring activities and the total expected costs related to the relevant restructuring activities that have been initiated. As additional integration-related activities are initiated, we expect to incur additional costs related to those activities.

Business Segment		Employee Termination Costs	Property Costs	Other	Total
Gaming	Three Months Ended June 30, 2016	$2.2	$—	$1.2	$3.4
	Six Months Ended June 30, 2016	3.4	0.4	1.2	5.0
	Cumulative	24.6	0.4	2.8	27.8
	Expected Total	27.1	0.4	2.8	30.3

Lottery	Three Months Ended June 30, 2016	—	—	0.2	0.2
	Six Months Ended June 30, 2016	1.1	—	0.2	1.3
	Cumulative	2.3	—	0.2	2.5
	Expected Total	2.3	—	0.2	2.5

Interactive	Three Months Ended June 30, 2016	0.2	—	0.3	0.5
	Six Months Ended June 30, 2016	0.2	—	0.3	0.5
	Cumulative	2.7	—	2.0	4.7
	Expected Total	2.7	—	2.0	4.7

Unallocated corporate (1)	Three Months Ended June 30, 2016	0.1	—	—	0.1
	Six Months Ended June 30, 2016	0.1	—	—	0.1
	Cumulative	6.4	4.3	2.1	12.8
	Expected Total	8.9	4.3	2.1	15.3

Total	Three Months Ended June 30, 2016	$2.5	$—	$1.7	$4.2
	Six Months Ended June 30, 2016	$4.8	$0.4	$1.7	$6.9
	Cumulative	$36.0	$4.7	$7.1	$47.8
	Expected Total	$41.0	$4.7	$7.1	$52.8
(1) Cumulative unallocated corporate employee termination costs primarily includes cash severance paid to our former chief executive officer and special termination benefits related to the retirement of our former chief financial officer.
The following table presents a summary of restructuring charges and the changes in the restructuring accrual during the six months ended June 30, 2016:

	Employee Termination Costs	Property Costs	Other	Total
Balance as of December 31, 2015	$7.3	$0.8	$1.4	$9.5
Additional accruals	4.8	0.4	1.7	6.9
Cash payments	(6.2)	(0.9)	(0.2)	(7.3)
Balance as of June 30, 2016	$5.9	$0.3	$2.9	$9.1

(4) Basic and Diluted Net Loss Per Share
The following represents a reconciliation of the numerator and denominator used in computing basic and diluted net loss per share available to common stockholders for the three and six months ended June 30, 2016 and 2015:

	Three Months Ended June 30,		Six Months Ended June 30,
	2016	2015	2016	2015
Loss (numerator):
Net loss	$(51.7)	$(102.2)	$(144.0)	$(188.6)

Shares (denominator):
Basic weighted-average common shares outstanding	87.3	85.9	86.9	85.6
Diluted weighted-average common shares outstanding	87.3	85.9	86.9	85.6

Basic and diluted net loss per share amounts:
Basic net loss per share	$(0.59)	$(1.19)	$(1.66)	$(2.20)
Diluted net loss per share	$(0.59)	$(1.19)	$(1.66)	$(2.20)
Basic and diluted net loss per share were the same for all periods presented as all common stock equivalents would be anti-dilutive. We excluded 3.0 million and 1.9 million of stock options from the diluted weighted-average common shares outstanding as of June 30, 2016 and 2015, respectively, and 5.3 million and 6.4 million of RSUs from the calculation of diluted weighted-average common shares outstanding as of June 30, 2016 and 2015, respectively.

(5) Accounts and Notes Receivable and Credit Quality of Notes Receivable
Accounts and Notes Receivable
The following summarizes the components of current and long-term accounts and notes receivable, net:

	June 30, 2016	December 31, 2015
Current:
Accounts receivable	$514.0	$497.7
Notes receivable	154.5	180.4
Allowance for doubtful accounts	(27.2)	(23.3)
Current accounts and notes receivable, net	$641.3	$654.8
Long-term:
Notes receivable, net	43.8	51.3
Total accounts and notes receivable, net	$685.1	$706.1
Credit Quality of Notes Receivable
We have provided extended payment terms and development financing to certain customers in the form of notes receivable. We carry our notes receivable at face amounts less an allowance for doubtful accounts and imputed interest, if any. Interest income is recognized ratably over the life of the note receivable and any related fees or costs to establish the notes are expensed as incurred, as they are considered insignificant. Actual or imputed interest, if any, is determined based on stated rates or current market rates at the time the note originated and is recorded as interest income in other income (expense), net, ratably over the payment period. We generally impute interest income on notes receivable with terms greater than one year that do not contain a stated interest rate. The interest rates on our outstanding notes receivable ranged from 3.25% to 10.42% at June 30, 2016 and December 31, 2015.
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

Over the past few years, the government authorities in Argentina had limited the exchange of pesos into USD and the transfer of funds from Argentina. In December 2015, the newly elected government removed the limitations of the previous government and also devalued the "official" peso to the market rate. Our accounts and notes receivable, net, from customers in Argentina at June 30, 2016 was $19.0 million, which is denominated in USD, although, under the terms of our arrangements with our customers in Argentina, they are required to pay us in pesos at the spot exchange rate between the peso and the USD on the date of payment. With the recent devaluation of the peso, our customers will now have to pay more pesos to reduce their obligations. In evaluating the collectability of customer receivables in Argentina at June 30, 2016, we specifically evaluated recent government actions, payments, receivables aging, any additional security or collateral we had (bills of exchange, pledge agreements, etc.) and other facts and circumstances relevant to our customers' ability to pay. Our customers in Argentina have continued to pay us in pesos based on the spot exchange rate between the peso and the USD on the payment date. We collected $11.4 million of outstanding receivables from customers in Argentina during the six months ended June 30, 2016.
Government actions and challenges affecting the gaming industry in Mexico have increased the credit quality risk with respect to certain of our current Mexico customers. Our accounts and notes receivable, net, from these certain customers in Mexico at June 30, 2016 was $36.4 million. We collected $14.4 million of outstanding receivables from these certain customers during the six months ended June 30, 2016.
The following summarizes the components of total notes receivable, net:

	June 30, 2016	Balances over 90 days past due	December 31, 2015	Balances over 90 days past due
Notes receivable:
Domestic	$39.6	$2.0	$62.4	$2.6
International	159.0	41.5	169.8	26.6
Total notes receivable	198.6	43.5	232.2	29.2

Notes receivable allowance for doubtful accounts:
Domestic	(2.3)	(2.3)	(2.6)	(2.5)
International	(12.5)	(12.5)	(10.6)	(9.5)
Total notes receivable allowance for doubtful accounts	(14.8)	(14.8)	(13.2)	(12.0)
Notes receivable, net	$183.8	$28.7	$219.0	$17.2
At June 30, 2016, 15.6% of our total notes receivable, net, was past due by over 90 days, compared to 7.9% at December 31, 2015.
The following tables detail our evaluation of notes receivable for impairment as of June 30, 2016 and December 31, 2015:

	June 30, 2016	Ending Balance Individually Evaluated for Impairment	Ending Balance Collectively Evaluated for Impairment
Notes receivable:
Domestic	$39.6	$13.7	$25.9
International	159.0	81.7	77.3
Total notes receivable	$198.6	$95.4	$103.2

	December 31, 2015	Ending Balance Individually Evaluated for Impairment	Ending Balance Collectively Evaluated for Impairment
Notes receivable:
Domestic	$62.4	$20.7	$41.7
International	169.8	101.8	68.0
Total notes receivable	$232.2	$122.5	$109.7

The following table reconciles the allowance for doubtful notes receivable from December 31, 2015 to June 30, 2016:

	Total	Ending Balance Individually Evaluated for Impairment	Ending Balance Collectively Evaluated for Impairment
Beginning balance at December 31, 2015	$13.2	$12.9	$0.3
Charge-offs	(1.3)	(1.3)	—
Recoveries	(0.2)	(0.2)	—
Provision	3.1	3.1	—
Ending balance at June 30, 2016	$14.8	$14.5	$0.3
The following table reconciles the allowance for doubtful notes receivable from December 31, 2014 to June 30, 2015:

	Total	Ending Balance Individually Evaluated for Impairment	Ending Balance Collectively Evaluated for Impairment
Beginning balance at December 31, 2014	$5.9	$5.9	$—
Charge-offs	(2.1)	(2.1)	—
Recoveries	(0.5)	(0.4)	(0.1)
Provision	6.4	5.2	1.2
Ending balance at June 30, 2015	$9.7	$8.6	$1.1
For the six months ended June 30, 2016 and 2015, we had no significant modifications to the original financing terms.

In certain international jurisdictions, we offer extended payment terms to our customers. Such payment terms subject us to increased credit risk, which could be exacerbated by, among other things, unfavorable economic conditions or political or economic instability in those regions. Our notes receivable were concentrated in the following international gaming jurisdictions at June 30, 2016:

Mexico	26%
Peru	17%
Argentina	9%
Columbia	6%
Other (less than 5% individually)	22%
Total international notes receivable as a percentage of total notes receivable	80%

(6) Inventories
Inventories consisted of the following as of the dates presented below:

	June 30, 2016	December 31, 2015
Parts and work-in-process	$128.6	$118.3
Finished goods	120.4	130.2
Total inventories	$249.0	$248.5
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
During the three months ended June 30, 2015, we recorded an impairment of $7.1 million related to the discontinuance of certain product lines as a result of the Bally acquisition. The impairment is included in the cost of product sales in our Consolidated Statement of Operations and Comprehensive Loss for the three and six months ended June 30, 2015.

(7) Property and Equipment, net

Property and equipment, net consisted of the following:

	June 30, 2016	December 31, 2015
Land	$38.4	$38.5
Buildings and leasehold improvements	184.7	185.2
Gaming and lottery machinery and equipment	1,048.5	1,084.6
Furniture and fixtures	31.4	36.0
Construction in progress	27.9	25.5
Other property and equipment	264.5	271.0
Less: accumulated depreciation	(899.9)	(846.8)
Total property and equipment, net	$695.5	$794.0
Depreciation expense for the three and six months ended June 30, 2016 was $86.8 million and $167.4 million, respectively. Depreciation expense for the three and six months ended June 30, 2015 was $93.9 million and $176.3 million, respectively. Depreciation expense is excluded from cost of services, cost of product sales, cost of instant games and other operating expenses and is separately included within D&A in the Consolidated Statements of Operations and Comprehensive Loss.
During the six months ended June 30, 2016, the Gaming and Lottery business segments disposed of certain gaming and lottery assets with gross balances of approximately $90.2 million and $3.1 million, respectively. These disposals did not result in receipt of material cash proceeds and had an immaterial impact on property and equipment, net in our Consolidated Balance Sheet as of June 30, 2016 and the Consolidated Statement of Operations and Comprehensive Loss for the three and six months ended June 30, 2016.
During the three months ended June 30, 2015, the Gaming business segment disposed of certain fully depreciated gaming assets with a historical cost of $59.9 million. The disposal had no impact on property and equipment, net in our Consolidated Balance Sheet as of June 30, 2015 or D&A in the Consolidated Statements of Operations and Comprehensive Loss for three and six months ended June 30, 2015. In addition, during the three months ended June 30, 2015, we recorded an impairment of $5.2 million related to gaming equipment assets for certain product lines that were discontinued as a result of the Bally acquisition, and recorded an impairment of $4.9 million for a Reno, Nevada facility we sold later in the year. The impairments were included in D&A in our Consolidated Statements of Operations and Comprehensive Loss for the three and six months ended June 30, 2015.

(8) Intangible Assets, net and Goodwill
Intangible Assets, net
The following tables present certain information regarding our intangible assets as of June 30, 2016 and December 31, 2015. Amortizable intangible assets are being amortized on a straight-line basis over their estimated useful lives with no estimated residual value, which materially approximates the expected pattern of use of these intangible assets.

Intangible Assets	Gross Carrying Amount	Accumulated Amortization	Net Balance
Balance as of June 30, 2016
Amortizable intangible assets:
Patents	$26.3	$(13.1)	$13.2
Customer relationships	877.7	(136.8)	740.9
Licenses	412.5	(121.8)	290.7
Intellectual property(1)	731.5	(170.3)	561.2
Trade names	97.4	(4.9)	92.5
Brand names	124.4	(25.6)	98.8
Non-compete agreements	0.2	(0.2)	—
	2,270.0	(472.7)	1,797.3
Non-amortizable intangible assets:
Trade names	96.7	(2.1)	94.6
Total intangible assets	$2,366.7	$(474.8)	$1,891.9

Balance as of December 31, 2015
Amortizable intangible assets:
Patents	$26.8	$(12.5)	$14.3
Customer relationships	877.7	(109.1)	768.6
Licenses	326.1	(91.6)	234.5
Intellectual property(1)	731.1	(124.5)	606.6
Trade names	97.5	(1.9)	95.6
Brand names	124.0	(18.9)	105.1
Non-compete agreements	0.3	(0.3)	—
	2,183.5	(358.8)	1,824.7
Non-amortizable intangible assets:
Trade names	97.4	(2.1)	95.3
Total intangible assets	$2,280.9	$(360.9)	$1,920.0

(1) Includes $33 million of in-process R&D assets that will not be subject to amortization until they reach commercial feasibility.
In January 2016, we amended and extended the terms of one of our existing license agreements through December 31, 2022. Under the terms of the amended agreement, we are obligated to pay aggregate minimum guarantees of $88.0 million over the life of the contract in exchange for the right to use certain licensed properties in game content themes, which are incorporated into our slot games, online games, lottery products and promotional materials. We account for the minimum guaranteed obligations within other long-term liabilities (or, with respect to the portion that is a current liability within accounts payable or accrued liabilities) at the onset of the license arrangement and record a corresponding licensed asset within intangible assets, net in our Consolidated Balance Sheets. The current and long-term portions of our minimum guaranteed obligations related to the amended license agreement were $8.8 million and $74.6 million, respectively, and are recorded in accounts payable and other long-term liabilities, respectively, in our Consolidated Balance Sheet as of June 30, 2016.

The aggregate intangible asset amortization expense for the three and six months ended June 30, 2016 was $62.3 million and $127.9 million, respectively. The aggregate intangible amortization expense for the three and six months ended June 30, 2015 was $87.2 million and $150.3 million, respectively. Intangible amortization expense is included within D&A in the Consolidated Statements of Operations and Comprehensive Loss.
As a result of an interim review of assets with indefinite useful lives, we recorded an impairment charge of $25.0 million in D&A in our Consolidated Statements of Operations and Comprehensive Loss for the three and six months ended June 30, 2015 to reduce the gross carrying amount of one indefinite-lived trade name asset to its fair value (which was subsequently reclassified to finite-life during the third quarter of 2015).
Goodwill
The table below reconciles the change in the carrying amount of goodwill by business segment for the period from
December 31, 2015 to June 30, 2016.

Goodwill	Gaming	Lottery	Interactive	Totals
Balance as of December 31, 2015	$2,486.0	$417.9	$109.8	$3,013.7
Foreign currency adjustments	(23.0)	1.8	—	(21.2)
Balance as of June 30, 2016	$2,463.0	$419.7	$109.8	$2,992.5

(9) Software, net
Software, net consisted of the following:

	June 30, 2016	December 31, 2015
Software	$894.8	$854.2
Accumulated amortization	(451.6)	(368.3)
Software, net	$443.2	$485.9
Amortization expense for the three and six months ended June 30, 2016 was $44.0 million and $78.4 million, respectively. Amortization expense for the three and six months ended June 30, 2015 was $41.1 million and $79.8 million, respectively. Amortization expense is included within D&A in the Consolidated Statements of Operations and Comprehensive Loss.

(10) Equity Investments
The following provides an update for events that occurred during the six months ended June 30, 2016 related to our equity investments, which are disclosed in Note 11 (Equity Investments) in our 2015 Annual Report on Form 10-K.
ITL
During the six months ended June 30, 2016, we received a distribution of capital of €2.8 million, or $3.1 million. During the six months ended June 30, 2015, we received a distribution of capital of €5.8 million, or $6.5 million.
RCN
During the six months ended June 30, 2016, we received a dividend of $1.4 million. During the six months ended June 30, 2015, we received a dividend of $1.8 million.
LNS
During the six months ended June 30, 2016, we received a dividend of €13.5 million, or $14.9 million, and a distribution capital of €17.6 million, or $19.4 million. During the six months ended June 30, 2015, we received a dividend of €12.9 million, or $14.5 million, and a distribution capital of €15.0 million, or $16.8 million.

(11) Long-Term and Other Debt
Outstanding Debt and Capital Leases

The following reflects our outstanding debt as of the dates indicated below:

	Principal	Unamortized debt discount	Unamortized deferred financing costs	Book value June 30, 2016
Senior Secured Credit Facilities:
Revolver, varying interest rate, due 2018	$80.0	$—	$—	$80.0
Term Loan, varying interest rate, due 2020	2,242.5	(6.9)	(47.0)	2,188.6
Term Loan, varying interest rate, due 2021	1,970.0	(15.2)	(44.8)	1,910.0
2018 Notes	250.0	—	(1.6)	248.4
2020 Notes	243.5	—	(2.6)	240.9
2021 Notes	340.6	(1.6)	(5.1)	333.9
Secured Notes	950.0	—	(15.1)	934.9
Unsecured Notes	2,200.0	—	(39.1)	2,160.9
Capital lease obligations, 3.9% interest as of June 30, 2016 payable monthly through 2019	19.7	—	—	19.7
Total long-term debt outstanding	$8,296.3	$(23.7)	$(155.3)	$8,117.3
Less: current portion of long-term debt				(49.7)
Long-term debt, excluding current portion				$8,067.6

	Principal	Unamortized debt discount	Unamortized deferred financing costs	Book value December 31, 2015
Senior Secured Credit Facilities:
Revolver, varying interest rate, due 2018	$95.0	$—	$—	$95.0
Term Loan, varying interest rate, due 2020	2,254.0	(7.8)	(52.5)	2,193.7
Term Loan, varying interest rate, due 2021	1,980.0	(16.7)	(49.2)	1,914.1
2018 Notes	250.0	—	(2.0)	248.0
2020 Notes	300.0	—	(3.6)	296.4
2021 Notes	350.0	(1.8)	(5.6)	342.6
Secured Notes	950.0	—	(16.4)	933.6
Unsecured Notes	2,200.0	—	(42.1)	2,157.9
Capital lease obligations, 3.9% interest as of December 31, 2015 payable monthly through 2019	25.7	—	—	25.7
Total long-term debt outstanding	$8,404.7	$(26.3)	$(171.4)	$8,207.0
Less: current portion of long-term debt				(50.3)
Long-term debt, excluding current portion				$8,156.7
Senior Secured Credit Facilities
We and certain of our subsidiaries are party to a credit agreement dated as of October 18, 2013, by and among SGI, as the borrower, us, as a guarantor, Bank of America, N.A., as administrative agent, and the lenders and other agents party thereto. Prior to the increase in the revolving credit facility and the assumption of the incremental term loans referred to below, the credit agreement provided for senior secured credit facilities in an aggregate principal amount of $2,600.0 million, including a $300.0 million revolving credit facility, which has USD and multi-currency tranches, and a $2,300.0 million term B-1 loan facility.
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
During the second quarter of 2016, we repurchased and cancelled $56.5 million and $9.4 million of principal amount of the 2020 Notes and 2021 Notes, respectively, for $34.2 million and $5.7 million in cash, respectively, through separate open market purchases. In connection with this transaction, we recorded a $25.2 million gain on early extinguishment of debt, net of a $0.8 million charge related to the write-off of unamortized debt discount and deferred financing costs associated with the extinguished debt.
For additional information regarding our senior secured credit facilities, 2018 Notes, 2020 Notes, 2021 Notes, Secured Notes, Unsecured Notes and capital lease obligations, see Note 15 (Long-Term and Other Debt) in our 2015 Annual Report on Form 10-K.
Fair Value of Debt
The estimated fair value of our long-term debt as of June 30, 2016 and December 31, 2015 was approximately $7,532.3 million and $6,931.6 million, respectively. We estimate the fair value of debt based on quoted market prices of our securities, if available, and indicative pricing derived from market information. We categorize inputs used to measure the fair value of debt as Level 2 in the fair value hierarchy due to the low volume and frequency of transactions in the market.

(12) Fair Value Measurements
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
Interest rate swap contracts
In August 2013, we entered into forward starting interest rate swap contracts with an aggregate notional value of $500.0 million. In October 2013, we entered into additional forward starting interest rate swap contracts with an aggregate notional value of $200.0 million. Interest payments pursuant to these contracts started in April 2015 and these contracts will mature in January 2018. We entered into the forward starting interest rate swap contracts, which are designated as cash flow hedges of the future interest payment transactions in accordance with ASC 815, Derivatives and Hedging, in order to eliminate the variability of a portion of cash flows attributable to the LIBOR component of interest expense to be paid on our variable rate debt. Under these hedges, beginning in April 2015, we began to pay interest on the notional amount at a weighted-average fixed rate of 2.151% and began to receive interest on the notional amount at the greater of 1% or the then prevailing three-month LIBOR rate.
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
For the three and six months ended June 30, 2016, we recorded gains, net of tax, of $4.6 million and $3.6 million, respectively, which represent the change in the fair value associated with these hedges, in other comprehensive income (loss) in our Consolidated Statements of Operations and Comprehensive Loss. For the three and six months ended June 30, 2015, we recorded gains, net of tax, of $5.6 million and $0.8 million, respectively, all of which is recorded in other comprehensive (loss) income in our Consolidated Statements of Operations and Comprehensive Loss related to these hedges. We realized losses of $2.0 million and $4.1 million, which represent reclassifications from accumulated other comprehensive loss to interest expense in our Consolidated Statement of Operations and Comprehensive Loss for the three and six months ended June 30, 2016, respectively. The Company expects to reclassify additional losses of $8.2 million from accumulated other comprehensive loss to interest expense in the next twelve months. As of June 30, 2016, the fair value of these hedges was $11.8 million, of which $8.2 million is recorded in accrued liabilities and $3.6 million is recorded in other long-term liabilities in our Consolidated Balance Sheet. As of December 31, 2015, the fair value of these hedges was $11.9 million, of which $7.9 million is recorded in accrued liabilities and $4.0 million is recorded in other long-term liabilities in our Consolidated Balance Sheet. We estimate the fair value of our interest rate swap contracts by discounting the future cash flows of both the fixed rate and variable rate interest payments based on market yield curves. The inputs used to measure the fair value of our interest rate swap contracts are categorized as Level 2 in the fair value hierarchy.
Other
As of June 30, 2016 and December 31, 2015, we had $14.5 million and $16.7 million of assets held for sale, respectively, which at year-end primarily consisted of our Waukegan, Illinois manufacturing facility and a portion of our Chicago, Illinois R&D campus. During the second quarter of 2016, we sold the portion of our Chicago, Illinois R&D campus which was previously held for sale at a price that materially approximated the carrying amount, less selling costs. Each of these facilities was included in our Consolidated Balance Sheets within Prepaid expenses, deposits and other current assets and is reported at the lower of the carrying amount or fair market value, less expected costs to sell, which approximated the fair value as of June 30, 2016 and December 31, 2015. The inputs used to measure the fair value of our assets held for sale were based on market approach and are categorized as Level 3 in the fair value hierarchy.
Notes Receivable
The fair value of notes receivable is estimated by discounting expected future cash flows using current interest rates at which similar loans would be made to borrowers with similar credit ratings and remaining maturities. As of June 30, 2016 and December 31, 2015, the fair value of the notes receivable, net, approximated the carrying amount due to the short-term nature of notes receivable.

(13) Stockholders' Deficit
Stock-based and other incentive compensation
We offer stock-based compensation in the form of stock options and RSUs. We also offered an ESPP through June 30, 2015, at which point in time the shares allocated to this plan were fully issued and the ESPP terminated in accordance with its terms. See Note 18 (Stock-Based and Other Incentive Compensation) in our 2015 Annual Report on Form 10-K. At our annual meeting of stockholders, held on June 15, 2016 (the "Annual Meeting"), our stockholders approved the adoption of a new ESPP, the terms of which are described in our annual proxy statement, filed on Schedule 14A with the SEC on April 29, 2016. The first offering period under the new ESPP will commence on January 1, 2017.
We may grant certain awards in which the vesting is contingent upon the Company achieving certain performance targets. Upon determining that the performance target is probable, the fair value of the award is recognized over the service period, subject to potential adjustment.
We grant stock options to employees and directors under our stock-based compensation plans with exercise prices that are not less than the fair market value of our common stock on the date of grant, as determined pursuant to the terms of the applicable stock-based compensation plan. The terms of the stock option and RSU awards, including the vesting schedule of such awards, are determined at our discretion subject to the terms of the applicable stock-based compensation plan. Options granted over the last several years have generally become exercisable in four equal installments beginning on the first anniversary of the date of grant or when certain performance targets are determined to have been met, in each case, with a maximum period to exercise of ten years. RSUs typically vest in four equal installments beginning on the first anniversary of the date of grant or when certain performance targets are determined to have been met. We record compensation cost for all stock options and RSUs based on the fair value at the grant date and in the case of performance-based awards, compensation costs may be adjusted to reflect the likelihood of achieving the performance targets.
Stock Options

For the three and six months ended June 30, 2016, we granted 1.2 million options with a weighted average grant date fair value of approximately $4.81. We had approximately 3.0 million and 0.9 million of options outstanding and options exercisable as of June 30, 2016, respectively.

For the three and six months ended June 30, 2016, we recognized stock-based compensation expense of $0.6 million and $1.3 million, respectively, related to the service period of stock options. For the three and six months ended June 30, 2015, we recognized stock-based compensation expense of $0.5 million and $0.9 million, respectively.
As of June 30, 2016, we had $10.2 million of unrecognized stock-based compensation relating to unvested stock options that will be amortized over a weighted average period of approximately two years.
Restricted Stock Units
A summary of the changes in RSUs outstanding under our stock-based compensation plans during the six months ended June 30, 2016 is presented below:

	Number of Restricted Stock Units	Weighted Average Grant Date Fair Value
Unvested RSUs as of December 31, 2015	5.6	$13.05
Granted	0.2	8.21
Vested	(0.8)	12.46
Canceled	(0.4)	12.56
Unvested RSUs as of March 31, 2016	4.6	$13.00
Granted	1.4	9.60
Vested	(0.6)	12.51
Canceled	(0.1)	13.35
Unvested RSUs as of June 30, 2016	5.3	$12.16
The weighted average grant date fair value of RSUs granted during the three and six months ended June 30, 2016 was $9.60 and $9.42, respectively. During the three and six months ended June 30, 2016 we recognized stock-based compensation expense of $5.4 million and $11.2 million, respectively, related to the vesting of RSUs. For the three and six months ended June 30, 2015, we recognized stock-based compensation expense of $6.3 million and $11.0 million, respectively, related to the service period of RSUs.
As of June 30, 2016, we had $58.0 million of unrecognized stock-based compensation relating to unvested RSUs that will be amortized over a weighted average period of approximately two years.

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
The net periodic benefit cost recognized for both the three months ended June 30, 2016 and 2015 was $0.4 million. The net periodic benefit cost recognized for the six months ended June 30, 2016 and 2015 was $0.7 million and $0.9 million, respectively.

We have a 401(k) plan for U.S.-based employees. Those employees who participate in our 401(k) plan are eligible to receive matching contributions of 35% from us for participant contributions up to the first 6% of their compensation (as defined in the plan document). Contribution expense for the three months ended June 30, 2016 and 2015 was $2.9 million and $2.7 million, respectively. Contribution expense for the six months ended June 30, 2016 and 2015 was $5.8 million and $5.8 million, respectively.

(15) Income Taxes

The effective income tax rates for the three and six months ended June 30, 2016 were 27.5% and 21.2%, respectively, and 39.0% and 40.4% for the three and six months ended June 30, 2015, respectively, and were determined using an estimated annual effective tax rate after considering any discrete items for such periods. The reduction in income tax rate for the three and six months ended June 30, 2016 when compared to the three and six months ended June 30, 2015 is primarily attributable to the impact of negative evidence related to the realizability of the deferred tax assets expected to be created by 2016 U.S. taxable losses.
As of each reporting date, management considers new evidence, both positive and negative, that could affect its view of the future realization of deferred tax assets. The Company has remained in a three year cumulative loss in the U.S. federal tax jurisdiction. As of June 30, 2016, on the basis of this evaluation and considering the projected U.S. pre-tax losses for 2016 and the resulting net U.S. deferred tax asset position anticipated to occur during 2016, a valuation allowance has been contemplated as a component of the estimated annual effective tax rate in order to recognize only the portion of the benefit related to current year losses that is more likely than not to be realized.

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
Our effective income tax rate on foreign earnings is impacted by the mix of income and the statutory tax rates in our foreign jurisdictions, which range from a low of 0% to a high of 39%. The foreign jurisdictions that had the most impact on our foreign income tax expense (benefit) in the three and six months ended June 30, 2016 included Austria, Bermuda, Canada, India, Ireland and the U.K.

(16) Litigation
The Company is involved in various legal proceedings, including those discussed below. We record an accrual for legal contingencies when it is both probable that a liability has been incurred and the amount or range of the loss can be reasonably estimated (although, as discussed below, there may be an exposure to loss in excess of the accrued liability). We evaluate our accruals for legal contingencies at least quarterly and, as appropriate, establish new accruals or adjust existing accruals to reflect (1) the facts and circumstances known to us at the time, including information regarding negotiations, settlements, rulings and other relevant events and developments, (2) the advice and analyses of counsel and (3) the assumptions and judgment of management. Legal costs associated with our legal proceedings are expensed as incurred. We had accrued liabilities of $9.0 million and $16.4 million for all of our legal matters that were contingencies as of June 30, 2016 and December 31, 2015, respectively.
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
In June 1999, Ecosalud filed a collection proceeding against SGI to enforce the liquidation resolution and recover the claimed damages. In May 2013, the Tribunal denied SGI's merit defenses to the collection proceeding and issued an order of payment of approximately 90 billion Colombian pesos (or approximately $30.8 million), plus default interest potentially accrued since 1994 at a 12% statutory interest rate. SGI has filed an appeal to the Council of State, which appeal has stayed the payment order.
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

(17) Supplemental Disclosure of Cash Flow Information
Additional cash flow information is presented as follows:

	Six Months Ended June 30,
	2016	2015
Interest paid	$313.6	$294.6
Income taxes paid (received)	$6.6	$(4.1)
Six months ended June 30, 2016
During the six months ended June 30, 2016, we recorded approximately $86.9 million of non-cash additions to intangible assets and corresponding current and long-term liabilities related to license agreements with minimum guaranteed obligations entered into during the period.
Six months ended June 30, 2015
During the six months ended June 30, 2015, we recorded approximately $12.5 million of non-cash other assets and related long-term liabilities related to license agreements with minimum guaranteed obligations entered into during the period.
There were no other significant non-cash investing or financing activities for the six months ended June 30, 2016 and 2015.

(18) Financial Information for Guarantor Subsidiaries and Non-Guarantor Subsidiaries
We conduct substantially all of our business through our U.S. and foreign subsidiaries. As of June 30, 2016, SGI's obligations under our credit agreement, the 2020 Notes, the 2021 Notes, the Secured Notes and the Unsecured Notes were fully and unconditionally and jointly and severally guaranteed by Scientific Games Corporation (the "Parent Company") and substantially all of our 100%-owned U.S. subsidiaries other than SGI (the "Guarantor Subsidiaries"). As of June 30, 2016, our 2018 Notes, which were issued by the Parent Company, were fully and unconditionally and jointly and severally guaranteed by substantially all of our 100%-owned U.S. subsidiaries, including SGI. The guarantees of our 2018 Notes, 2020 Notes, 2021 Notes, Secured Notes and Unsecured Notes will terminate under the following customary circumstances: (1) the sale or disposition of the capital stock of the guarantor (including by consolidation or merger of the guarantor into another person); (2) the liquidation or dissolution of the guarantor; (3) the defeasance or satisfaction and discharge of the notes; (4) the release of the guarantor from any guarantees of indebtedness of the Parent Company and SGI (or, in the case of the 2018 Notes, the release of the guarantor from any guarantees of indebtedness of the Parent Company); and (5) in the case of the 2020 Notes, the 2021 Notes and the Secured Notes and the Unsecured Notes, the proper designation of the guarantor as an unrestricted subsidiary pursuant to the indenture governing the respective Notes.
Presented below is condensed consolidating financial information for (1) the Parent Company, (2) SGI, (3) the Guarantor Subsidiaries and (4) our U.S. subsidiaries that are not Guarantor Subsidiaries and our foreign subsidiaries (collectively, the "Non-Guarantor Subsidiaries") as of June 30, 2016 and December 31, 2015 and for the three and six months ended June 30, 2016 and 2015. The condensed consolidating financial information has been presented to show the nature of assets held, results of operations and cash flows of the Parent Company, SGI, the Guarantor Subsidiaries and the Non-Guarantor Subsidiaries assuming the guarantee structures of our credit agreement, the 2018 Notes, the 2020 Notes, the 2021 Notes, the Secured Notes and the Unsecured Notes were in effect at the beginning of the periods presented.
The condensed consolidating financial information reflects the investments of the Parent Company in SGI and in the Guarantor Subsidiaries and Non-Guarantor Subsidiaries using the equity method of accounting. They also reflect the investments of the Guarantor Subsidiaries in the Non-Guarantor Subsidiaries. Net changes in intercompany due from/due to accounts are reported in the accompanying Supplemental Condensed Consolidating Statements of Cash Flows as investing activities if the applicable entities have a net investment (asset) in intercompany accounts and as a financing activity if the applicable entities have a net intercompany borrowing (liability) balance.

SCIENTIFIC GAMES CORPORATION AND SUBSIDIARIES
SUPPLEMENTAL CONDENSED CONSOLIDATING BALANCE SHEET
As of June 30, 2016

	Parent Company	SGI	Guarantor Subsidiaries	Non-Guarantor Subsidiaries	Eliminating Entries	Consolidated
Assets
Cash and cash equivalents	$32.4	$0.5	$—	$68.5	$—	$101.4
Restricted cash	—	—	24.4	0.1	—	24.5
Accounts receivable, net	—	98.0	226.5	176.8	—	501.3
Notes receivable, net	—	—	91.2	48.8	—	140.0
Inventories	—	35.8	89.4	136.2	(12.4)	249.0
Prepaid expenses, deposits and other current assets	31.6	14.1	35.1	40.1	—	120.9
Property and equipment, net	11.9	101.4	430.4	166.3	(14.5)	695.5
Investment in subsidiaries	3,202.2	851.8	796.8	—	(4,850.8)	—
Goodwill	—	188.3	1,988.2	816.0	—	2,992.5
Intangible assets, net	207.1	38.7	1,423.6	222.5	—	1,891.9
Intercompany balances	—	6,531.8	—	—	(6,531.8)	—
Software, net	52.4	25.4	316.3	49.1	—	443.2
Other assets	291.0	119.3	44.7	214.6	(364.7)	304.9
Total assets	$3,828.6	$8,005.1	$5,466.6	$1,939.0	$(11,774.2)	$7,465.1
Liabilities and stockholders' (deficit) equity
Current portion of long-term debt	$—	$43.0	$—	$6.7	$—	$49.7
Other current liabilities	74.3	153.2	208.4	159.8	—	595.7
Long-term debt, excluding current portion	248.4	7,806.2	—	13.0	—	8,067.6
Other long-term liabilities	179.2	14.2	498.8	91.5	(364.7)	419.0
Intercompany balances	4,993.6	—	1,503.7	34.5	(6,531.8)	—
Stockholders' (deficit) equity	(1,666.9)	(11.5)	3,255.7	1,633.5	(4,877.7)	(1,666.9)
Total liabilities and stockholders' (deficit) equity	$3,828.6	$8,005.1	$5,466.6	$1,939.0	$(11,774.2)	$7,465.1

SCIENTIFIC GAMES CORPORATION AND SUBSIDIARIES
SUPPLEMENTAL CONDENSED CONSOLIDATING BALANCE SHEET
As of December 31, 2015

	Parent Company	SGI	Guarantor Subsidiaries	Non-Guarantor Subsidiaries	Eliminating Entries	Consolidated
Assets
Cash and cash equivalents	$43.2	$—	$4.7	$80.8	$—	$128.7
Restricted cash	—	—	20.0	0.2	—	20.2
Accounts receivable, net	—	94.6	233.6	158.9	—	487.1
Notes receivable, net	—	—	114.2	53.5	—	167.7
Inventories	—	36.9	104.2	119.6	(12.2)	248.5
Prepaid expenses, deposits and other current assets	26.8	7.0	52.1	37.4	—	123.3
Property and equipment, net	8.2	106.4	502.2	188.7	(11.5)	794.0
Investment in subsidiaries	3,280.9	838.1	648.3	—	(4,767.3)	—
Goodwill	—	186.0	1,990.5	837.2	—	3,013.7
Intangible assets, net	138.3	39.8	1,505.8	236.1	—	1,920.0
Intercompany balances	—	6,511.1	—	—	(6,511.1)	—
Software, net	35.6	32.7	359.8	57.8	—	485.9
Other assets	232.5	123.4	51.7	241.7	(306.2)	343.1
Total assets	$3,765.5	$7,976.0	$5,587.1	$2,011.9	$(11,608.3)	$7,732.2
Liabilities and stockholders' (deficit) equity
Current portion of long-term debt	$—	$43.0	$—	$7.3	$—	$50.3
Other current liabilities	63.7	150.5	245.4	144.0	—	603.6
Long-term debt, excluding current portion	248.0	7,890.3	—	18.4	—	8,156.7
Other long-term liabilities	119.1	14.5	502.1	87.7	(306.3)	417.1
Intercompany balances	4,830.2	—	1,558.2	122.6	(6,511.0)	—
Stockholders' (deficit) equity	(1,495.5)	(122.3)	3,281.4	1,631.9	(4,791.0)	(1,495.5)
Total liabilities and stockholders' (deficit) equity	$3,765.5	$7,976.0	$5,587.1	$2,011.9	$(11,608.3)	$7,732.2

SCIENTIFIC GAMES CORPORATION AND SUBSIDIARIES
SUPPLEMENTAL CONDENSED CONSOLIDATING STATEMENT OF
OPERATIONS AND COMPREHENSIVE LOSS
Three Months Ended June 30, 2016

	Parent Company	SGI	Guarantor Subsidiaries	Non-Guarantor Subsidiaries	Eliminating Entries	Consolidated
Revenue	$—	$126.4	$408.6	$265.5	$(71.3)	$729.2
Cost of services, cost of product sales and cost of instant games (1)	—	86.1	108.8	152.6	(71.3)	276.2
Selling, general and administrative	36.9	11.7	51.7	44.6	—	144.9
Research and development	1.9	2.3	39.1	8.4	—	51.7
Employee termination and restructuring	0.1	(0.1)	3.3	0.9	—	4.2
Depreciation and amortization	13.0	10.3	141.1	28.7	—	193.1
Operating (loss) income	(51.9)	16.1	64.6	30.3	—	59.1
Interest expense	—	(35.1)	(130.1)	(0.1)	—	(165.3)
Gain on early extinguishment of debt	—	25.2	—	—	—	25.2
Other (expense) income, net	(24.7)	52.5	(24.2)	6.1	—	9.7
Net (loss) income before equity in (loss) income of subsidiaries and income taxes	(76.6)	58.7	(89.7)	36.3	—	(71.3)
Equity in (loss) income of subsidiaries	—	11.3	9.3	—	(20.6)	—
Income tax benefit (expense)	24.9	—	—	(5.3)	—	19.6
Net (loss) income	$(51.7)	$70.0	$(80.4)	$31.0	$(20.6)	$(51.7)

Other comprehensive (loss) income	(30.2)	3.2	(8.1)	(33.4)	38.3	(30.2)
Comprehensive (loss) income	$(81.9)	$73.2	$(88.5)	$(2.4)	$17.7	$(81.9)
(1) Exclusive of D&A.

SCIENTIFIC GAMES CORPORATION AND SUBSIDIARIES
SUPPLEMENTAL CONDENSED CONSOLIDATING STATEMENT OF
OPERATIONS AND COMPREHENSIVE LOSS
Three Months Ended June 30, 2015

	Parent Company	SGI	Guarantor Subsidiaries	Non-Guarantor Subsidiaries	Eliminating Entries	Consolidated
Revenue	$—	$106.4	$430.6	$261.5	$(107.0)	$691.5
Cost of services, cost of product sales and cost of instant games (1)	—	79.0	139.5	163.8	(107.0)	275.3
Selling, general and administrative	16.7	18.4	70.8	35.0	—	140.9
Research and development	—	1.4	39.3	7.3	—	48.0
Employee termination and restructuring	1.4	0.7	2.4	0.7	—	5.2
Depreciation and amortization	8.1	9.8	170.8	33.5	—	222.2
Operating (loss) income	(26.2)	(2.9)	7.8	21.2	—	(0.1)
Interest expense	(5.3)	(83.1)	(77.9)	(0.1)	—	(166.4)
Other (expense) income, net	6.2	18.3	(29.0)	3.5	—	(1.0)
Net (loss) income before equity in (loss) income of subsidiaries and income taxes	(25.3)	(67.7)	(99.1)	24.6	—	(167.5)
Equity in (loss) income of subsidiaries	(143.0)	22.7	9.5	—	110.8	—
Income tax benefit (expense)	66.1	(0.1)	2.9	(3.6)	—	65.3
Net (loss) income	$(102.2)	$(45.1)	$(86.7)	$21.0	$110.8	$(102.2)

Other comprehensive income (loss)	23.1	3.3	(25.4)	42.4	(20.3)	23.1
Comprehensive (loss) income	$(79.1)	$(41.8)	$(112.1)	$63.4	$90.5	$(79.1)
(1) Exclusive of D&A.

SCIENTIFIC GAMES CORPORATION AND SUBSIDIARIES
SUPPLEMENTAL CONDENSED CONSOLIDATING STATEMENT OF
OPERATIONS AND COMPREHENSIVE LOSS
Six Months Ended June 30, 2016

	Parent Company	SGI	Guarantor Subsidiaries	Non-Guarantor Subsidiaries	Eliminating Entries	Consolidated
Revenue	$—	$241.7	$816.5	$483.4	$(130.4)	$1,411.2
Cost of instant games, cost of services and cost of product sales (1)	—	169.0	219.8	274.1	(130.4)	532.5
Selling, general and administrative	61.0	22.9	119.4	83.9	—	287.2
Research and development	2.8	4.6	78.4	15.7	—	101.5
Employee termination and restructuring	0.1	—	4.1	2.7	—	6.9
Depreciation and amortization	25.8	21.1	267.9	58.9	—	373.7
Operating (loss) income	(89.7)	24.1	126.9	48.1	—	109.4
Interest expense	(0.1)	(69.9)	(260.9)	(0.1)	—	(331.0)
Gain on early extinguishment of debt	—	25.2	—	—	—	25.2
Other (expense) income, net	(50.3)	102.8	(47.3)	8.4	—	13.6
Net (loss) income before equity in (loss) income of subsidiaries and income taxes	(140.1)	82.2	(181.3)	56.4	—	(182.8)
Equity in (loss) income of subsidiaries	(51.0)	30.2	16.2	—	4.6	—
Income tax benefit (expense)	47.1	—	—	(8.3)	—	38.8
Net (loss) income	$(144.0)	$112.4	$(165.1)	$48.1	$4.6	$(144.0)

Other comprehensive income (loss)	(32.6)	3.0	(6.2)	(30.7)	33.9	(32.6)
Comprehensive (loss) income	$(176.6)	$115.4	$(171.3)	$17.4	$38.5	$(176.6)
(1) Exclusive of D&A.

SCIENTIFIC GAMES CORPORATION AND SUBSIDIARIES
SUPPLEMENTAL CONDENSED CONSOLIDATING STATEMENT OF
OPERATIONS AND COMPREHENSIVE LOSS
Six Months Ended June 30, 2015

	Parent Company	SGI	Guarantor Subsidiaries	Non-Guarantor Subsidiaries	Eliminating Entries	Consolidated
Revenue	$—	$217.6	$862.9	$470.3	$(200.6)	$1,350.2
Cost of instant games, cost of services and cost of product sales (1)	—	160.3	284.8	286.2	(200.6)	530.7
Selling, general and administrative	31.6	34.6	145.1	75.5	—	286.8
Research and development	—	2.8	77.1	15.0	—	94.9
Employee termination and restructuring	3.2	0.9	6.9	2.4	—	13.4
Depreciation and amortization	16.0	19.6	299.6	71.2	—	406.4
Operating (loss) income	(50.8)	(0.6)	49.4	20.0	—	18.0
Interest expense	(3.9)	(119.3)	(207.3)	(0.2)	—	(330.7)
Other (expense) income, net	18.0	35.9	(68.8)	11.4	—	(3.5)
Net (loss) income before equity in (loss) income of subsidiaries and income taxes	(36.7)	(84.0)	(226.7)	31.2	—	(316.2)
Equity in (loss) income of subsidiaries	(281.3)	29.3	3.3	—	248.7	—
Income tax benefit (expense)	129.4	(0.1)	2.9	(4.6)	—	127.6
Net (loss) income	$(188.6)	$(54.8)	$(220.5)	$26.6	$248.7	$(188.6)

Other comprehensive loss	(87.1)	(9.8)	(8.5)	(77.2)	95.5	(87.1)
Comprehensive loss	$(275.7)	$(64.6)	$(229.0)	$(50.6)	$344.2	$(275.7)
(1) Exclusive of D&A.

SCIENTIFIC GAMES CORPORATION AND SUBSIDIARIES
SUPPLEMENTAL CONDENSED CONSOLIDATING STATEMENT OF CASH FLOWS
Six Months Ended June 30, 2016

	Parent Company	SGI	Guarantor Subsidiaries	Non-Guarantor Subsidiaries	Eliminating Entries	Consolidated
Net cash (used in) provided by operating activities	$(109.5)	$122.1	$104.8	$74.5	$—	$191.9
Cash flows from investing activities:
Capital expenditures	(26.7)	(5.2)	(77.3)	(23.4)	—	(132.6)
Distributions of capital on equity investments	—	—	—	22.5	—	22.5
Restricted Cash	—	—	(3.8)	—	—	(3.8)
Changes in other assets and liabilities and other	0.3	—	8.0	(2.2)	—	6.1
Other, principally change in intercompany investing activities	—	(39.9)	—	—	39.9	—
Net cash used in investing activities	(26.4)	(45.1)	(73.1)	(3.1)	39.9	(107.8)
Cash flows from financing activities:
Net payments of long-term debt including repurchases of notes	—	(76.5)	—	(3.6)	—	(80.1)
Payments on license obligations	(15.1)	—	(9.9)	—	—	(25.0)
Redemptions of common stock under stock-based compensation plans	(4.4)	—	—	—	—	(4.4)
Other, principally change in intercompany financing activities	144.6	—	(25.9)	(78.8)	(39.9)	—
Net cash provided by (used in) financing activities	125.1	(76.5)	(35.8)	(82.4)	(39.9)	(109.5)
Effect of exchange rate changes on cash and cash equivalents	—	—	(0.6)	(1.3)	—	(1.9)
Increase (decrease) in cash and cash equivalents	(10.8)	0.5	(4.7)	(12.3)	—	(27.3)
Cash and cash equivalents, beginning of period	43.2	—	4.7	80.8	—	128.7
Cash and cash equivalents, end of period	$32.4	$0.5	$—	$68.5	$—	$101.4

SCIENTIFIC GAMES CORPORATION AND SUBSIDIARIES
SUPPLEMENTAL CONDENSED CONSOLIDATING STATEMENT OF CASH FLOWS
Six Months Ended June 30, 2015

	Parent Company	SGI	Guarantor Subsidiaries	Non-Guarantor Subsidiaries	Eliminating Entries	Consolidated
Net cash (used in) provided by operating activities	$(33.1)	$(69.4)	$127.7	$89.2	$—	$114.4
Cash flows from investing activities:
Capital expenditures	(8.6)	(12.4)	(95.6)	(26.2)	—	(142.8)
Distributions of capital on equity investments	—	0.8	—	34.4	—	35.2
Changes in other assets and liabilities and other	—	—	4.0	5.5	—	9.5
Other, principally change in intercompany investing activities	—	114.2	—	—	(114.2)	—
Net cash (used in) provided by investing activities	(8.6)	102.6	(91.6)	13.7	(114.2)	(98.1)
Cash flows from financing activities:
Net payments on long-term debt	—	(31.5)	—	(4.7)	—	(36.2)
Payments on license obligations	(13.5)	—	(5.2)	—	—	(18.7)
Contingent earnout payments	—	—	(0.5)	—	—	(0.5)
Issuance (redemptions) of common stock under stock-based compensation plans	0.9	—	(29.6)	(116.0)	145.6	0.9
Other, principally change in intercompany financing activities	58.2	—	(12.0)	(14.8)	(31.4)	—
Net cash provided by (used in) financing activities	45.6	(31.5)	(47.3)	(135.5)	114.2	(54.5)
Effect of exchange rate changes on cash and cash equivalents	0.1	(0.4)	(1.8)	(2.4)	—	(4.5)
Increase (decrease) in cash and cash equivalents	4.0	1.3	(13.0)	(35.0)	—	(42.7)
Cash and cash equivalents, beginning of period	37.9	0.1	28.8	105.0	—	171.8
Cash and cash equivalents, end of period	$41.9	$1.4	$15.8	$70.0	$—	$129.1

Item 2. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS
The following discussion is intended to enhance the reader's understanding of our operations and current business environment and should be read in conjunction with the description of our business included under "Item 1. Financial Statements" and Item 1. "Risk Factors" in this Quarterly Report on Form 10-Q and our "Management’s Discussion and Analysis of Financial Condition and Results of Operations," "Business" and "Risk Factors" sections included in our 2015 Annual Report on Form 10-K.
This "Management's Discussion and Analysis of Financial Condition and Results of Operations" ("MD&A") contains forward-looking statements within the meaning of the Private Securities Litigation Reform Act of 1995 and should be read in conjunction with the disclosures and information contained and referenced under "Forward-Looking Statements" and "Risk Factors" included in this Quarterly Report on Form 10-Q and "Risk Factors" included in our 2015 Annual Report on Form 10-K. As used in this MD&A, the terms "we," "us," "our" and the "Company" mean Scientific Games Corporation together with its consolidated subsidiaries.

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
Foreign Exchange
Our results are impacted by changes in foreign currency exchange rates used in the translation of foreign functional currencies into USD and the re-measurement of foreign currency transactions or balances. The impact of foreign currency exchange rate fluctuations represents the difference between current rates and prior-period rates applied to current activity. We have exposure to foreign currency volatility, particularly the British Pound Sterling, the Euro and the Australian Dollar, which represented $61.1 million, or 8.4%, $31.2 million, or 4.3%, and $34.5 million, or 4.7%, respectively, of our revenue for the three months ended June 30, 2016 and $116.2 million, or 8.2%, $57.7 million, or 4.1%, and $52.0 million, or 3.7%, respectively, of our revenue for the six months ended June 30, 2016. During 2015, we had exposure to foreign currency volatility, particularly the British Pound Sterling, the Euro, and the Australian Dollar, which represented $58.9 million, or 8.5%, $21.2 million, or 3.1%, and $37.8 million, or 5.5%, respectively, of our revenue for the three months ended June 30, 2015 and $116.9 million, or 8.7%, $39.7 million, or 2.9%, and $57.1 million or 4.2%, respectively, of our revenue for the six months ended June 30, 2015.
We also have foreign currency exposure related to certain of our equity investments. See further information regarding our foreign exchange exposure in "Quantitative and Qualitative Disclosures About Market Risk" under Item 7A of our 2015 Annual Report on Form 10-K and "Risk Factors" under Item 1A in this Quarterly Report on Form 10-Q.

Three Months Ended June 30, 2016 Compared to Three Months Ended June 30, 2015

CONSOLIDATED RESULTS

(in millions)	Three Months Ended June 30,		Variance
	2016	2015	2016 vs. 2015
Revenue:
Services	$363.5	$337.9	$25.6	7.6%
Product sales	214.8	218.1	(3.3)	(1.5)%
Instant games	150.9	135.5	15.4	11.4%
Total revenue	729.2	691.5	37.7	5.5%
Operating expenses:
Cost of services (1)	101.4	98.6	2.8	2.8%
Cost of product sales (1)	100.7	107.9	(7.2)	(6.7)%
Cost of instant games (1)	74.1	68.8	5.3	7.7%
Selling, general and administrative	144.9	140.9	4.0	2.8%
Research and development	51.7	48.0	3.7	7.7%
Employee termination and restructuring	4.2	5.2	(1.0)	(19.2)%
Depreciation and amortization	193.1	222.2	(29.1)	(13.1)%
Operating income (loss)	59.1	(0.1)	59.2	n/m
Other (expense) income:
Interest expense	(165.3)	(166.4)	1.1	(0.7)%
Earnings from equity investments	8.0	3.3	4.7	142.4%
Gain on early extinguishment of debt	25.2	—	25.2	n/m
Other income (expense), net	1.7	(4.3)	6.0	139.5%
Net loss before income taxes	(71.3)	(167.5)	96.2	(57.4)%
Income tax benefit	19.6	65.3	(45.7)	(70.0)%
Net loss	$(51.7)	$(102.2)	$50.5	(49.4)%
(1) Exclusive of D&A.
n/m = not meaningful
Three Months Ended June 30, 2016 Compared to Three Months Ended June 30, 2015

Revenue
Consolidated revenue increased by $37.7 million in 2016, despite the impact from $5.3 million of unfavorable currency translation and $6.6 million due to the January 2016 expiration of the CSL validation contract. During the period, Lottery and Interactive revenues increased by $13.7 million and $31.8 million, respectively, and Gaming revenues decreased by $7.8 million.
Services revenue increased by $25.6 million in 2016 due primarily to a $31.8 million increase in Interactive revenue driven by growth in our social gaming business and the success of our recently launched social gaming apps including Quick Hit® Slots and Hot Shot® Social Casino. This increase was partially offset by decreases of $4.4 million and $1.8 million in Gaming and Lottery services revenue, respectively.
Product sales revenue decreased by $3.3 million in 2016 due primarily to a $3.4 million decrease in Gaming revenue due to lower systems hardware and software and table products sales, which was partially offset by an increase in machine sales primarily due to a 863 unit increase in global shipments.

Instant games revenue increased by $15.4 million in 2016 due primarily to increases in U.S. instant game sales, which included strong growth from lottery customers with Participation contracts.
Cost of Revenue
Consolidated cost of revenue increased by $0.9 million in 2016. During the period, Interactive and Lottery cost of revenue increased by $12.2 million and $4.9 million, respectively, which was partially offset by a decrease in Gaming cost of revenue of $16.2 million.
Cost of services revenue increased by $2.8 million in 2016 due primarily to a $12.2 million, or 67.8%, increase in Interactive cost of services attributable to an increase in variable costs associated with the $31.8 million, or 61.6%, increase in Interactive revenue during the same period. The increase in Interactive cost of services was partially offset by a decrease in Gaming and Lottery cost of services of $8.7 million and $0.7 million, respectively, during the same period. Cost of product sales revenue decreased by $7.2 million in 2016, due primarily to decreases in variable costs associated with the reduction in Gaming revenue attributable to lower hardware and software and table products sales during the same period offset by an increased cost as a result of higher unit sales. Cost of instant games revenue increased by $5.3 million, or 7.7%, due primarily to increases in variable costs associated with higher instant games revenue which increased by $15.4 million during the current period.
SG&A
SG&A increased by $4.0 million in 2016 due primarily to increases in variable costs associated with higher consolidated revenue of $37.7 million during the current period, which were partially offset by benefits from cost synergies resulting from integration activities and $7.5 million of insurance proceeds in connection with the settlement of a legal matter.
R&D
R&D increased by $3.7 million in 2016 due primarily to our continued company-wide focus on innovation, primarily in game development.
Employee Termination and Restructuring
Employee termination and restructuring costs decreased by $1.0 million in 2016 to $4.2 million, due primarily to a reduction in employee termination costs, costs relating to the exiting of facilities and costs relating to existing contracts following the Bally acquisition and the WMS acquisition. For additional information regarding these charges, see Note 3 (Restructuring Plans).

D&A
D&A decreased by $29.1 million in 2016 due primarily to the non-recurrence of a $25.0 million impairment charge for certain trade name assets within our Gaming segment in the comparable prior year period.

Other Income and Expense

Interest expense decreased by $1.1 million in 2016 due primarily to a reduction in the principal amount outstanding during the period. For additional information regarding our indebtedness, see Note 11 (Long-Term and Other Debt) and Note 12 (Fair Value Measurements).

Earnings from equity investments increased by $4.7 million in 2016 due primarily to an increase in joint venture income of $3.1 million from LNS and $0.4 million from CSG. For additional information regarding our equity investments, see Note 10 (Equity Investments).
During the second quarter of 2016, we repurchased and cancelled an aggregate principal amount of $65.9 million of our 2020 Notes and 2021 Notes for $39.9 million in cash, which resulted in a $25.2 million gain on early extinguishment of debt inclusive of a $0.8 million charge related to the write-off of unamortized debt discount and deferred financing costs associated with the extinguished debt. We did not repurchase any of our notes during 2015.
Other income (expense), net increased by $6.0 million in 2016, due primarily to a $7.3 million reduction in losses on foreign currency translation in 2016 when compared to the same period last year.

Income Tax Benefit

We recorded an income tax benefit of $19.6 million for the three months ended June 30, 2016, compared to an income tax benefit of $65.3 million for the three months ended June 30, 2015. The effective income tax rates for the three months ended June 30, 2016 and 2015 were 27.5% and 39.0%, respectively. The reduction in the income tax rate for the three months ended June 30, 2016, when compared to the prior year period, is primarily attributable to the impact of negative evidence related to the realizability of the deferred tax assets expected to be created by 2016 U.S. taxable losses.

As of each reporting date, management considers new evidence, both positive and negative, that could affect its view of the future realization of deferred tax assets. The Company has remained in a three year cumulative loss in the U.S. federal tax jurisdiction. As of June 30, 2016, on the basis of this evaluation and considering the projected U.S. pre-tax losses for 2016 and the resulting net U.S. deferred tax asset position anticipated to occur during 2016, a valuation allowance has been contemplated as a component of the estimated annual effective tax rate in order to recognize only the portion of the benefit related to current year losses that is more likely than not to be realized.

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
Other Comprehensive Loss
The changes in other comprehensive loss were primarily related to foreign currency translation. The increase in unrealized foreign currency losses of $52.9 million during the three months ended June 30, 2016 was primarily attributable to volatility in the British Pound Sterling due to the Brexit vote, which is more fully described under Item 1. "Risk Factors" in this Quarterly Report on Form 10-Q.

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
Current Year Update

Our Gaming revenue decreased $7.8 million during the three months ended June 30, 2016 compared to the prior-year period, which included decreases in services and product sales revenue of $4.4 million and $3.4 million, respectively.

We believe that challenging market conditions impacted our Gaming results during the first half of 2016 and could continue to negatively impact our results of operations. These challenges included: (1) restrained investment in new gaming machines by our existing customers; (2) increased competition for new gaming machines, table products, gaming operations and systems businesses; (3) political and economic conditions in Greece, resulting in a delay in the deployment of our VLTs; and (4) other economic and regulatory pressures that affect our business operations globally.

For the remainder of 2016, we expect to continue to face pricing pressure in our Gaming segment. We anticipate that replacement demand for gaming machines and constraints on capital spending by gaming operators will continue at current levels and that gaming machine demand will continue to be negatively impacted by the continued consolidation of casino and other gaming operators. We anticipate that demand for our gaming systems products and services will continue at current levels due to fewer large, multi-site installation opportunities, system replacements and new casino openings throughout 2016 and we have no multi-site installations scheduled for the remainder of 2016. We anticipate that our installed base of WAP, premium and daily-fee Participation gaming machines will begin to stabilize, benefiting from the expected release of a number of new games, including the scheduled launch of our new GameScape™ cabinet in the third quarter of 2016. The GameScape cabinet, a dedicated Participation platform, will feature a player-favorite branded WILLY WONKA'S WORLD OF WONKA™ game.

Results of Operations and Key Performance Indicators for Gaming

(in millions)	Three Months Ended June 30,		Variance
	2016	2015	2016 vs. 2015
Revenue:
Services	$236.0	$240.4	$(4.4)	(1.8)%
Product sales	205.9	209.3	(3.4)	(1.6)%
Total revenue	441.9	449.7	(7.8)	(1.7)%
Operating expenses:
Cost of services (1)	44.4	53.1	(8.7)	(16.4)%
Cost of product sales (1)	93.4	100.9	(7.5)	(7.4)%
Selling, general and administrative	61.2	71.2	(10.0)	(14.0)%
Research and development	38.5	41.1	(2.6)	(6.3)%
Employee termination and restructuring	3.4	2.7	0.7	25.9%
Depreciation and amortization	154.3	181.5	(27.2)	(15.0)%
Operating income	$46.7	$(0.8)	$47.5	n/m

Earnings from equity investments	$1.4	$1.8	$(0.4)	(22.2)%
(1) Exclusive of D&A.
nm = not meaningful

	Three Months Ended June 30,		Variance
	2016	2015	2016 vs. 2015
Key Performance Indicators:
WAP, premium and daily-fee Participation units:
Installed base at period end	21,909	22,856	(947)	(4.1)%
Average daily revenue per unit	$52.85	$56.77	$(3.92)	(6.9)%

Other Participation and leased units:
Installed base at period end	47,857	45,232	2,625	5.8%
Average daily revenue per unit	$15.95	$15.46	$0.49	3.2%

Gaming machine sales:
U.S. and Canadian new unit shipments	4,678	4,001	677	16.9%
International new unit shipments	2,990	2,804	186	6.6%
Total new unit shipments	7,668	6,805	863	12.7%
Average sales price per new unit	$16,859	$16,458	$401	2.4%

Three Months Ended June 30, 2016 Compared to Three Months Ended June 30, 2015
Revenue
Total revenue decreased by $7.8 million in 2016 due to a decrease in services revenue of $4.4 million and a decrease in product sales revenue of $3.4 million during the same period. This change in revenue includes an unfavorable foreign currency translation impact of $3.7 million.
Gaming operations revenue decreased by $3.8 million in 2016 primarily due to a 947 unit reduction in the installed base of WAP, premium and daily-fee Participation gaming machines. The average daily revenue per WAP, premium and daily-fee Participation units decreased by $3.92 per unit, or 6.9%, primarily reflecting a lower mix of higher-yielding WAP games. The ending installed base for other Participation and leased units as of June 30, 2016 increased by 2,625 units from June 30, 2015, reflecting higher placements of electronic table games and an increase in the number of leased units in the Caribbean and other international markets during the last three quarters. Average daily revenue for our other leased and Participation units increased 3.2% compared to the prior-year period. Several new premium licensed games were launched during the second quarter, including CHEERS™, CIRQUE DU SOLEIL KOOZA™, FRIENDS™ I'll Be There For You, MARGARITAVILLE™, MONOPOLY™ Money and TITANIC™ Heart of the Ocean.

Gaming machine sales increased by $15.7 million primarily due to a 863-unit increase in global shipments. During the three months ended June 30, 2016, total shipments of 7,668 new gaming machines included 4,678 units to U.S. and Canadian customers and 2,990 units to international customers. Contributing to the increase in shipments were increased sales of the Pro Series WAVE, TwinStar™ and Dualos cabinets. U.S. and Canadian shipments of 4,678 units encompassed 3,468 replacement units, inclusive of 431 Oregon VLT units (which completed the contract), and 1,210 units for new casino openings and expansions, including 740 Illinois VGT units. International shipments of 2,990 units included 125 units for new casino openings and expansions. The average sales price was $16,859 per unit, reflecting a greater mix of high-performing premium gaming machines, which offset lower-priced VLT and VGT units.
Gaming systems sales decreased by $18.1 million primarily due to fewer large, multi-site opportunities, system replacements and new casino openings in 2016. The decrease was partially offset by a 5% increase in systems maintenance revenue during the same period.
Table products revenue decreased by $1.6 million reflecting a slight decrease in sales of Shufflers and other utility products partially offset by ongoing growth in revenue from leased Shufflers, PTG and progressives. The installed base of Shufflers increased 6% and included the successful launch of the new blackjack Blazing 7s® Progressive.
Operating Income

Operating income of $46.7 million increased by $47.5 million in 2016, which was primarily due to realized integration cost synergies largely implemented in prior periods coupled with a decline in integration costs and charges, including lower impairment charges, as well as lower SG&A expense, which benefitted from $7.5 million of insurance proceeds in connection with the settlement of a legal matter. These improvements were partially offset by a less profitable revenue mix, which was due to an increase in lower-margin gaming machine sales revenue and offset by a decline in higher-margin gaming systems revenue.
LOTTERY
The Lottery segment is primarily comprised of our systems-based services and product sales business and our instant games business. Our systems-based services and product sales business provides customized computer software, software support, equipment and data communication services, sports wagering systems and keno to lotteries. In the U.S., we typically provide the necessary point-of-sale terminals and equipment, software and maintenance services on a Participation basis under long-term contracts that typically have an initial term of at least five years. Internationally, we typically sell point-of-sale terminals and/or computer software to lottery authorities and may provide ongoing fee-based systems maintenance and software support services.
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
Our equity investments in LNS, Northstar Illinois, Northstar New Jersey, CSG, Hellenic Lotteries and GLB are included in the Lottery segment.
Current Year Update
We were the exclusive instant game validation network provider to the CSL under an agreement that expired in January 2016 and was subsequently not renewed or extended. We have also seen a decline in the instant game printing revenue of CSG, our printing joint venture in China, which continues to service the CSL. We believe a decrease in retail sales is due in part to competition from other wagering products. We are actively seeking multiple opportunities to continue to provide value-added services to the CSL, as well as developing additional business initiatives to replace our revenue and profits previously generated by the CSL validation agreement. Until we are able to achieve these other opportunities and initiatives, or to the extent we are not able to do so, our operating results relating to our China lottery business will continue to be adversely affected.
In April, we signed a lottery instant games CSP agreement with the North Carolina lottery, which is anticipated to begin in March 2017 and has a term of eight years. The contract may be extended by the lottery for up to two additional years.

During the first quarter of 2016, we also launched innovative, multi-channel cross-over games, such as our Jackpot Party® instant game, for several customers. These new launches capitalize on our extensive proprietary games library and our expertise in mobile applications and second-chance promotional games and activities.

During the second quarter of 2016, we signed a new instant games agreement with the Belgium national lottery anticipated to begin in the second half of 2016. The one-year contract has extension options held by the customer for up to three additional years.

During the second quarter of 2016, we were awarded a new agreement by the Georgia Lottery that provided for a seven-year extension of the current instant games contract.

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

We believe we will continue to face intense price-based competition in our Lottery business for the remainder of

2016. In the near term, we also expect to see an increase in the number of jurisdictions that seek to privatize or outsource lottery operations and to face strong competition from both traditional and new competitors with respect to these opportunities. In addition, we anticipate that lottery RFPs, specifically those for our PMA arrangements and certain of our international customers, could increasingly include terms that expose us to increased risk, such as requiring the guarantee of specific income thresholds or significant upfront payments.

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

Based on third-party data, retail sales of our U.S. lottery customers' draw games increased 7.2% for the three months ended June 30, 2016 compared to the prior-year period. Retail sales of instant games in Italy decreased 0.8% for the three months ended June 30, 2016 compared to the prior-year period. Our U.S. customers' total instant games retail sales increased 4.1% for the three months ended June 30, 2016 compared to the prior-year period, driven by strong performance in those states where we provide instant game product management services.

Results of Operations and Key Performance Indicators for Lottery

(in millions)	Three Months Ended June 30,		Variance
	2016	2015	2016 vs. 2015
Revenue:
Services	$44.1	$45.9	$(1.8)	(3.9)%
Product sales	8.9	8.8	0.1	1.1%
Instant games	150.9	135.5	15.4	11.4%
Total revenue	203.9	190.2	13.7	7.2%
Operating expenses:
Cost of services (1)	26.8	27.5	(0.7)	(2.5)%
Cost of product sales (1)	7.3	7.0	0.3	4.3%
Cost of instant games (1)	74.1	68.8	5.3	7.7%
Selling, general and administrative	17.8	16.4	1.4	8.5%
Research and development	2.6	1.5	1.1	73.3%
Employee termination and restructuring	0.2	—	0.2	n/m
Depreciation and amortization	17.2	20.0	(2.8)	(14.0)%
Operating income	$57.9	$49.0	$8.9	18.2%

Earnings from equity investments	$6.6	$1.5	$5.1	340.0%

Key Performance Indicators:
Retail sales of instant games of U.S. instant game customers (2)(3)	$11,064	$10,625	$439	4.1%

Retail sales of U.S. lottery system customers (2)(4)	$2,190	$2,042	$148	7.2%

Italy retail sales of instant games (in Euros) (2)	€2,200	€2,217	€(17)	(0.8)%
(1) Exclusive of D&A.
(2) Information provided by third-party lottery operators.
(3) U.S. instant games customers' retail sales include only sales of instant games.
(4) U.S. lottery systems customers' retail sales primarily include sales of draw games, keno and instant games validated by the relevant system.

nm = not meaningful

Three Months Ended June 30, 2016 Compared to Three Months Ended June 30, 2015

Revenue
Total revenue increased by $13.7 million in 2016, despite a $6.6 million unfavorable impact due to the expiration of the CSL validation contract and a $1.2 million unfavorable foreign currency impact.
Services revenue decreased by $1.8 million in 2016, reflecting lower international service revenue due to the cessation of the CSL validation contract in January 2016, partially offset by higher U.S. revenue, including increased retail sales of multi-state games. Product sales revenue was essentially flat compared to the prior year period. The $15.4 million increase in instant games revenue was primarily due to a 17.0% increase in U.S. instant game sales revenue with particular strength reflected in the growth of retail sales from customers with Participation contracts.
Operating Income
Operating income increased by $8.9 million in 2016, primarily reflecting the increased revenue, a more profitable revenue mix and lower D&A, partially offset by the expiration of the high-margin CSL validation contract and higher SG&A and R&D expense.
Earnings from equity investments
Earnings from equity investments increased $5.1 million in 2016 due primarily to increases in joint venture income of $3.1 million from LNS and $0.4 million from CSG during the period.

INTERACTIVE
Within our Interactive segment, we generate revenue from the provision of Interactive gaming services available via desktop and mobile devices for social gaming, RMG and SG Universe™, the Company's interactive product suite for land-based casinos. This revenue is included in services revenue in our Consolidated Statements of Operations and Comprehensive Loss.
In our social gaming business, we generate revenue from the sale of virtual coins or chips, which players can use to play (i.e., spin in the case of slot games, bet in the case of poker) our WMS, Bally, Barcrest™ and SHFL® branded slot games, Dragonplay® branded slot and poker games or third-party branded slot games. In our RMG business, we provide game content to real-money online casino operators, primarily in Europe. We host the play of our game content on our centrally-located servers (often referred to as remote game servers) that are integrated with the online casino operators' websites. We typically earn a percentage of the operator's net gaming revenue generated by the games we host.
Our SG Universe service features multiple platforms, including Mobile Concierge, Play4FunTM and VenueBet which empower land-based casinos to increase engagement with their players at home, on-the-go, and during each visit to the casino floor. The Mobile Concierge platform provides casinos with the ability to customize marketing to players while giving players access to their loyalty reward credits and the ability to make on-property reservations. The Play4Fun network allows land-based casinos to provide their players with the ability to play free versions of web-based and mobile slot and table games. The VenueBet platform allows players to play their favorite casino games for real money on their mobile devices while anywhere on the casino property. Although we have limited installations at this time, we expect to increase placements as regulators amend their regulations to permit such wagering.
Current Year Update
In early 2016, our Hot Shot Social Casino became one of the top 30 grossing apps on Facebook. We also expanded our RMG business with the launch of RMG products at fifteen additional online casino operators.
We believe that our Interactive platform business will continue to provide growth opportunities throughout the remainder of 2016. In addition, we anticipate that the percentage of Interactive revenue from mobile gaming will continue to grow.

Results of Operations and Key Performance Indicators for Interactive

(in millions)	Three Months Ended June 30,		Variance
	2016	2015	2016 vs. 2015
Revenue:
Services	$83.4	$51.6	$31.8	61.6%
Total revenue	83.4	51.6	31.8	61.6%
Operating expenses:
Cost of services (1)	30.2	18.0	12.2	67.8%
Selling, general and administrative	26.8	15.2	11.6	76.3%
Research and development	8.4	5.4	3.0	55.6%
Employee termination and restructuring	0.5	0.3	0.2	66.7%
Depreciation and amortization	3.8	5.4	(1.6)	(29.6)%
Operating income	$13.7	$7.3	$6.4	87.7%

Key Performance Indicators:
Social gaming:
Average MAU (2)	8.0	7.3	0.7	9.6%
Average DAU (3)	2.4	2.2	0.2	9.1%
ARPDAU (4)	$0.31	$0.21	$0.10	47.6%

(1)	Exclusive of D&A.

(2)	MAU = Monthly Active Users, a count of unique visitors to our sites during a month.

(3)	DAU = Daily Active Users, a count of unique visitors to our sites during a day.

(4)	ARPDAU =Average daily revenue per DAU is calculated by dividing revenue for a period by the DAU for the period by the number of days for the period.

Three Months Ended June 30, 2016 Compared to Three Months Ended June 30, 2015

Revenue
The $31.8 million increase in services revenue was primarily due to an increase in social gaming revenue, reflecting the ongoing popularity of Jackpot Party® Social Casino and the success of the recently launched Quick Hit® Slots and Hot Shot® Social Casino social gaming apps. The Company also launched Blazing 7s® Hot Shot® Slots near the end of the first quarter of 2016, featuring simulated mechanical reel slot machines. Average DAU in the social gaming business grew by 9.1%. Interactive revenue growth also reflects $1.4 million growth in RMG revenue.
Operating Income
The $6.4 million increase in operating income reflects greater profitability as a result of revenue growth. SG&A expense and R&D expense increased as a result of higher marketing and player acquisition costs, coupled with new product development costs for which revenue has not yet been recognized.

Six Months Ended June 30, 2016 Compared to Six Months Ended June 30, 2015
CONSOLIDATED RESULTS

(in millions)	Six Months Ended June 30,		Variance
	2016	2015	2016 vs. 2015
Revenue:
Services	$713.8	$668.3	$45.5	6.8%
Product sales	412.4	417.5	(5.1)	(1.2)%
Instant games	285.0	264.4	20.6	7.8%
Total revenue	1,411.2	1,350.2	61.0	4.5%
Operating expenses:
Cost of services (1)	196.3	189.1	7.2	3.8%
Cost of product sales (1)	195.1	205.8	(10.7)	(5.2)%
Cost of instant games (1)	141.1	135.8	5.3	3.9%
Selling, general and administrative	287.2	286.8	0.4	0.1%
Research and development	101.5	94.9	6.6	7.0%
Employee termination and restructuring	6.9	13.4	(6.5)	(48.5)%
Depreciation and amortization	373.7	406.4	(32.7)	(8.0)%
Operating income	109.4	18.0	91.4	507.8%
Other (expense) income:
Interest expense	(331.0)	(330.7)	(0.3)	0.1%
Earnings from equity investments	11.2	6.4	4.8	75.0%
Gain on early extinguishment of debt	25.2	—	25.2	n/m
Other (expense) income, net	2.4	(9.9)	12.3	(124.2)%
Net loss before income taxes	(182.8)	(316.2)	133.4	(42.2)%
Income tax benefit	38.8	127.6	(88.8)	(69.6)%
Net loss	$(144.0)	$(188.6)	$44.6	(23.6)%

(1)	Exclusive of D&A.

nm = not meaningful

Six Months Ended June 30, 2016 Compared to Six Months Ended June 30, 2015
Revenue
Consolidated revenue increased by $61.0 million in 2016, despite the impact from $12.6 million of unfavorable currency translation. During the period, Lottery and Interactive revenues increased by $15.4 million and $57.5 million, respectively, and Gaming revenues decreased by $11.9 million.
Services revenue increased by $45.5 million in 2016 due primarily to a $57.5 million increase in Interactive revenue driven by growth in our social gaming business, the success of recently launched social gaming apps, and new customer agreements for our SG Universe and RMG products. This increase was partially offset by decreases of $9.7 million and $2.3 million in Gaming and Lottery services revenue, respectively.
Product sales revenue decreased by $5.1 million in 2016 due primarily to a $2.9 million decrease in Lottery revenue due to lower hardware sales to international customers, reflecting lower international lottery bid activity, and a decrease in Gaming revenue of $2.2 million due primarily to lower systems hardware and software sales, which was partially offset by an increase in machine sales primarily due to an 879 unit increase in global shipments.
Instant games revenue increased by $20.6 million in 2016 due primarily to increases in U.S. instant game sales, which included strong growth from lottery customers with Participation contracts and from lottery customers where we provide our CSP of strategic integrated services from game design through analytics and execution of support initiatives at retail.

Cost of Revenue
Consolidated cost of revenue increased by $1.8 million in 2016. During the current period, Interactive and Lottery cost of revenue increased by $21.2 million and $1.1 million, respectively, which was partially offset by a decrease in Gaming cost of revenue of $20.5 million.
Cost of services revenue increased by $7.2 million in 2016 due primarily to a $21.2 million, or 61.3%, increase in Interactive cost of services attributable to an increase in variable costs associated with the $57.5 million, or 58.4%, increase in Interactive revenue during the same period. The increase in Interactive cost of services was partially offset by a decrease in Gaming and Lottery cost of services of $13.0 million and $1.0 million, respectively. Cost of product sales revenue decreased by $10.7 million in 2016, due primarily to decreases in variable costs of $7.5 million associated with the reduction in Gaming revenue attributable to lower hardware and software and table products sales and $3.2 million associated with the reduction in Lottery revenue attributable to lower hardware sales to international customers during the current period. Cost of instant games revenue increased $5.3 million, or 3.9%, due primarily to increases in variable costs associated with higher instant games revenue which increased by $20.6 million during the current period.
SG&A
SG&A increased by $0.4 million in 2016 due primarily to increases in variable costs associated with higher consolidated revenue of $61.0 million during the period, which were partially offset by benefits from cost synergies resulting from integration activities and $7.5 million of insurance proceeds in connection with the settlement of a legal matter.
R&D
R&D increased by $6.6 million in 2016 due primarily to our continued company-wide focus on innovation primarily in game development.
Employee Termination and Restructuring
Employee termination and restructuring costs decreased by $6.5 million in 2016 to $6.9 million, due primarily to a reduction in employee termination costs, costs relating to the exiting of facilities and costs relating to existing contracts following the Bally acquisition and the WMS acquisition. For additional information regarding these charges, see Note 3 (Restructuring Plans).

D&A
D&A decreased by $32.7 million in 2016 due primarily to the non-recurrence of a $25.0 million impairment charge for certain trade name assets within our Gaming segment in the comparable prior year period.

Other Income and Expense

Interest expense remained flat in 2016 when compared to the prior year period. For additional information regarding our indebtedness, see Note 11 (Long-Term and Other Debt) and Note 12 (Fair Value Measurements).

Earnings from equity investments increased by $4.8 million in 2016 due primarily to an increase in joint venture income of $3.1 million from LNS and $0.8 million from CSG. For additional information regarding our equity investments, see Note 10 (Equity Investments).
During the second quarter of 2016, we repurchased and cancelled an aggregate principal amount of $65.9 million of our 2020 Notes and 2021 Notes for $39.9 million in cash. The transaction resulted in a $25.2 million gain on early extinguishment of debt which was inclusive of a $0.8 million charge related to the write-off of unamortized debt discount and deferred financing costs associated with the extinguished debt. We did not repurchase any of our notes during 2015.
Other income (expense), net increased by $12.3 million in 2016, due primarily to a $14.4 million reduction in losses on foreign currency translation in 2016 when compared to the same period last year.
Income Tax Benefit

We recorded an income tax benefit of $38.8 million for the six months ended June 30, 2016, compared to an income tax benefit of $127.6 million for the six months ended June 30, 2015. The effective income tax rates for the six months ended June 30, 2016 and 2015 were 21.2% and 40.4%, respectively. The reduction in income tax rate for the six months ended June

30, 2016, when compared to the same period last year, is primarily attributable to the impact of negative evidence related to the realizability of the deferred tax assets expected to be created by 2016 U.S. taxable losses.

As of each reporting date, management considers new evidence, both positive and negative, that could affect its view of the future realization of deferred tax assets. The Company has remained in a three year cumulative loss in the U.S. federal tax jurisdiction. As of June 30, 2016, on the basis of this evaluation and considering the projected U.S. pre-tax losses for 2016 and the resulting net U.S. deferred tax asset position anticipated to occur during 2016, a valuation allowance has been contemplated as a component of the estimated annual effective tax rate in order to recognize only the portion of the benefit related to current year losses that is more likely than not to be realized.

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
Other Comprehensive Loss
The changes in other comprehensive loss were primarily related to foreign currency translation. The decrease in unrealized foreign currency losses of $51.7 million during the six months ended June 30, 2016 is primarily attributable to the strengthening of the Euro against the USD partially offset by volatility in the British Pound Sterling due to the Brexit vote, which is more fully described under "Item 1A. "Risk Factors" in this Quarterly Report on Form 10-Q.

See "—Business Segments Results" below for a more detailed explanation of the significant changes in our components of revenue within the individual segment results of operations.

GAMING

Results of Operations and Key Performance Indicators for Gaming

(in millions)	Six Months Ended June 30,		Variance
	2016	2015	2016 vs. 2015
Revenue:
Services	$468.6	$478.3	$(9.7)	(2.0)%
Product sales	395.0	397.2	(2.2)	(0.6)%
Total revenue	863.6	875.5	(11.9)	(1.4)%
Operating expenses:
Cost of services (1)	85.6	98.6	(13.0)	(13.2)%
Cost of product sales (1)	181.2	188.7	(7.5)	(4.0)%
Selling, general and administrative	129.1	145.4	(16.3)	(11.2)%
Research and development	76.7	80.9	(4.2)	(5.2)%
Employee termination and restructuring	5.0	6.9	(1.9)	(27.5)%
Depreciation and amortization	295.9	324.8	(28.9)	(8.9)%
Operating income	$90.1	$30.2	$59.9	198.3%

Earnings from equity investments	$1.4	$1.7	$(0.3)	(17.6)%
(1) Exclusive of D&A.

	Six Months Ended June 30,		Variance
	2016	2015	2016 vs. 2015
Key Performance Indicators:
WAP, premium and daily-fee Participation units:
Installed base at period end	21,909	22,856	(947)	(4.1)%
Average daily revenue per unit	$52.90	$55.99	$(3.09)	(5.5)%

Other Participation and leased units:
Installed base at period end	47,857	45,232	2,625	5.8%
Average daily revenue per unit	$15.66	$15.88	$(0.22)	(1.4)%

Gaming machine sales:
U.S. and Canadian new unit shipments	9,043	8,381	662	7.9%
International new unit shipments	5,373	5,156	217	4.2%
Total new unit shipments	14,416	13,537	879	6.5%
Average sales price per new unit	$16,719	$16,226	$493	3.0%
Six Months Ended June 30, 2016 Compared to Six Months Ended June 30, 2015
Revenue
Total revenue decreased by $11.9 million in 2016 primarily due to a decrease in services revenue of $9.7 million and a decrease in product sales revenue of $2.2 million. This change in revenue includes an unfavorable foreign currency translation impact of $7.7 million.
Gaming Operations revenue decreased by $12.8 million in 2016 due primarily to a 947 unit reduction in the installed base of WAP, premium and daily-fee Participation gaming machines. The average daily revenue per WAP, premium and daily-fee Participation units decreased $3.09 per unit, or 5.5%, primarily reflecting a lower mix of higher-yielding WAP games. The ending installed base for other Participation and leased units as of June 30, 2016 increased by 2,625 units from June 30, 2015, reflecting higher placements of electronic table games and an increase in the number of leased units in the Caribbean and other international markets during the last three quarters. Average daily revenue for our other leased and Participation units decreased 1.4% compared to the prior-year period.

Gaming machine sales increased by $22.9 million in 2016 due primarily to an 879 unit increase in global shipments. During the six months ended June 30, 2016, total shipments included 14,416 new units combined with a 3.0% increase in the average sales price per new unit to $16,719, reflecting a mix of high-performing premium gaming machines sold during the period.
Gaming systems revenue decreased $25.4 million in 2016 primarily due to fewer large, multi-site opportunities, system replacements and new casino openings compared to the prior year period.
Table products revenue increased by $3.4 million reflecting a small increase in sales of Shufflers and other utility products and by ongoing growth in revenue from leased Shufflers, PTG and progressives. The installed base of Shufflers increased 6% and included the successful launch of the new blackjack Blazing 7s Progressive.
Operating Income
Operating income of $90.1 million increased by $59.9 million in 2016, which was primarily due to realized integration cost synergies largely implemented in prior periods coupled with a decline in integration costs and charges, $7.5 million of insurance proceeds in connection with the settlement of a legal matter, lower SG&A expense and lower D&A when compared to the prior year period. These improvements were partially offset by a less profitable revenue mix due to an increase in lower-margin gaming machine sales revenue and a decline in higher-margin gaming systems revenue.

LOTTERY

Results of Operations and Key Performance Indicators for Lottery

(in millions)	Six Months Ended June 30,		Variance
	2016	2015	2016 vs. 2015
Revenue:
Services	$89.2	$91.5	$(2.3)	(2.5)%
Product sales	17.4	20.3	(2.9)	(14.3)%
Instant games	285.0	264.4	20.6	7.8%
Total revenue	391.6	376.2	15.4	4.1%
Operating expenses:
Cost of services (1)	54.9	55.9	(1.0)	(1.8)%
Cost of product sales (1)	13.9	17.1	(3.2)	(18.7)%
Cost of instant games (1)	141.1	135.8	5.3	3.9%
Selling, general and administrative	34.3	33.5	0.8	2.4%
Research and development	5.2	3.1	2.1	67.7%
Employee termination and restructuring	1.3	0.2	1.1	550.0%
Depreciation and amortization	35.0	41.3	(6.3)	(15.3)%
Operating income	$105.9	$89.3	$16.6	18.6%

Earnings from equity investments	$9.8	$4.7	$5.1	108.5%

Key Performance Indicators:
Retail sales of instant games of U.S. instant game customers (2)(3)	$22,395	$21,098	$1,297	6.1%

Retail sales of U.S. lottery system customers (2)(4)	$4,484	$4,115	$369	9.0%

Italy retail sales of instant games (in Euros) (2)	€4,555	€4,519	€36	0.8%
(1) Exclusive of D&A.
(2) Information provided by third-party lottery operators.
(3) U.S. instant games customers' retail sales include only sales of instant games.
(4) U.S. lottery systems customers' retail sales primarily include sales of draw games, keno and instant games validated by the relevant system.

Six Months Ended June 30, 2016 Compared to Six Months Ended June 30, 2015

Revenue
Total revenue increased by $15.4 million in 2016, despite a $11.7 million unfavorable impact due to the expiration of the CSL validation contract and a $4.2 million unfavorable foreign currency impact.
Services revenue decreased by $2.3 million in 2016, reflecting lower international service revenue due to the cessation of the CSL validation contract in January 2016, partially offset by higher U.S. revenue, including increased retail sales of multi-state games, including sales leading up to the record $1.6 billion POWERBALL jackpot in January 2016. The $2.9 million decrease in product sales revenue was primarily due to lower international hardware sales, reflecting lower bid activity compared to the prior year. The $20.6 million increase in instant games revenue was primarily due to an increase in U.S. instant game sales revenue with particular strength at customers with Participation contracts and from customers where we provided our CSP for strategic integrated services from game design through analytics and execution of support initiatives at retail.
Operating Income
Operating income increased by $16.6 million in 2016, reflecting a more profitable revenue mix and lower D&A, partially offset by the expiration of the high-margin CSL validation contract and higher R&D expense.
Earnings from equity investments
Earnings from equity investments increased $5.1 million in 2016 due primarily to increases in joint venture income of $3.1 million from LNS and $0.8 million from CSG for the period.

INTERACTIVE

Results of Operations and Key Performance Indicators for Interactive

(in millions)	Six Months Ended June 30,		Variance
	2016	2015	2016 vs. 2015
Revenue:
Services	$156.0	$98.5	$57.5	58.4%
Total revenue	156.0	98.5	57.5	58.4%
Operating expenses:
Cost of services (1)	55.8	34.6	21.2	61.3%
Selling, general and administrative	51.3	30.3	21.0	69.3%
Research and development	15.7	10.9	4.8	44.0%
Employee termination and restructuring	0.5	1.0	(0.5)	(50.0)%
Depreciation and amortization	7.5	10.5	(3.0)	(28.6)%
Operating income	$25.2	$11.2	$14.0	125.0%

Key Performance Indicators:
Social gaming:
Average MAU (2)	9.1	7.5	1.6	21.3%
Average DAU (3)	2.5	2.2	0.3	13.6%
ARPDAU (4)	$0.29	$0.20	$0.09	45.0%

(1)	Exclusive of D&A.

(2)	MAU = Monthly Active Users, a count of unique visitors to our sites during a month.

(3)	DAU = Daily Active Users, a count of unique visitors to our sites during a day.

(4)	ARPDAU =Average daily revenue per DAU is calculated by dividing revenue for a period by the DAU for the period by the number of days for the period.
Six Months Ended June 30, 2016 Compared to Six Months Ended June 30, 2015
Revenue
The $57.5 million increase in services revenue was primarily due to an increase in social gaming revenue, reflecting the ongoing popularity of Jackpot Party® Social Casino and the success of the recently launched Quick Hit® Slots and Hot Shot® Social Casino social gaming apps. The Company also launched Blazing 7s® Hot Shot® Slots near the end of the first quarter of 2016, which features simulated mechanical reel slot machines. Average DAU in the social gaming business grew by 13.6%. Interactive revenue growth also reflects $3.2 million growth in RMG revenue.
Operating Income
The $14.0 million increase in operating income reflects greater profitability as a result of revenue growth. SG&A expense and R&D expense increased as a result of higher marketing and player acquisition costs, coupled with new product development costs for which revenue has not yet been recognized.
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

LIQUIDITY, CAPITAL RESOURCES AND WORKING CAPITAL
Sources of Liquidity
As of June 30, 2016, our principal sources of liquidity, other than cash flows provided by operating activities, were cash and cash equivalents and amounts available under our revolving credit facility discussed below under "Credit Agreement and Other Debt."
As of June 30, 2016, our available cash and cash equivalents and borrowing capacity totaled $558.8 million, including cash and cash equivalents of $101.4 million and availability of $457.4 million under our revolving credit facility, compared to $583.0 million as of December 31, 2015, which included cash and cash equivalents of $128.7 million and availability of $454.3 million under our revolving credit facility. We had $80.0 million in borrowings outstanding and $55.2 million of letters of credit outstanding under our revolving credit facility as of June 30, 2016, which reduces our capacity to borrow under our revolving credit facility. The amount of our available cash and cash equivalents fluctuates principally based on borrowings or repayments under our credit facilities, investments, acquisitions and changes in our working capital position. The borrowing capacity under our revolving credit facility will depend on the amount of outstanding borrowings and letters of credit issued and on us remaining in compliance with the covenants under our credit agreement, including a maintenance covenant based on consolidated net first lien leverage. We were in compliance with the covenants under our credit agreement as of June 30, 2016.
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
Total cash held by our foreign subsidiaries was $68.5 million as of June 30, 2016. To the extent that a portion of our foreign cash was required to meet liquidity needs in the U.S. (which we do not currently anticipate), we might incur a tax liability to repatriate it, the timing and amount of which would depend on a variety of factors. A significant amount of the cash held by our foreign subsidiaries as of June 30, 2016 could be transferred to the U.S. as intercompany loan repayments or tax-free basis reductions.
Our gaming Participation and lottery systems businesses generally require significant upfront capital expenditures. In connection with a renewal or bid of a gaming machine or lottery systems contract, a customer may seek to obtain new equipment or impose new service requirements, which may require additional capital expenditures in order to retain or win the contract. Our ability to generate revenue and to continue to procure new contracts will depend on, among other things, our then present liquidity levels or our ability to obtain additional financing on commercially reasonable terms. If we do not have adequate liquidity or are unable to obtain financing for these upfront cash payments on favorable terms or at all, we may not be able to bid on certain contracts, which could restrict our ability to grow and have a material adverse effect on our results of operations, cash flows and financial condition. Our ability to make payments on and to refinance our indebtedness and other obligations depends on our ability to generate cash in the future. We may also, from time to time, repurchase, or otherwise retire or refinance our debt, through our subsidiaries or otherwise. Such activities, if any, will depend on prevailing market conditions, contractual restrictions and other factors, and the amounts involved may or may not be material. If we need to refinance all or part of our indebtedness at or before maturity, there can be no assurance that we will be able to obtain new financing or to refinance any of our indebtedness on commercially reasonable terms or at all. During the second quarter of 2016, we repurchased and cancelled an aggregate principal amount of $65.9 million of our 2020 Notes and 2021 Notes for $39.9 million in cash, which resulted in a $25.2 million gain on early extinguishment of debt inclusive of a $0.8 million charge related to the write-off of unamortized debt discount and deferred financing costs associated with the extinguished debt. We did not repurchase any of our notes during 2015. In the event we pursue significant acquisitions or other expansion opportunities, conduct significant repurchases of our outstanding securities, or refinance or repay existing debt, we may need to raise additional capital either through the public or private issuance of equity or debt securities or through additional borrowings under our existing financing arrangements, which sources of funds may not necessarily be available on terms acceptable to us, if at all.
In addition, lottery customers in the U.S. generally require service providers to provide performance bonds in connection with the relevant contract. As of June 30, 2016, our outstanding performance bonds totaled $196.3 million. Our ability to obtain performance bonds on commercially reasonable terms is subject to our financial condition and to prevailing market conditions, which may be impacted by economic and political events. Although we have not experienced difficulty in obtaining such bonds to date, there can be no assurance that we will continue to be able to obtain performance bonds on commercially reasonable terms, or at all.

Cash Flow Summary

	Six Months Ended June 30,		Variance
	2016	2015	2016 vs. 2015
Net cash provided by operating activities	$191.9	$114.4	$77.5
Net cash used in investing activities	(107.8)	(98.1)	(9.7)
Net cash used in financing activities	(109.5)	(54.5)	(55.0)
Effect of exchange rates on cash and cash equivalents	(1.9)	(4.5)	2.6
Decrease in cash and cash equivalents	$(27.3)	$(42.7)	$15.4
Cash flows from operating activities
    Net cash provided by operating activities for the six months ended June 30, 2016 increased $77.5 million over the prior year period. The increase in net cash provided by operating activities was primarily due to the increase in incremental net earnings after adjusting for non-cash items of $77.0 million and a $0.5 million increase in working capital and other items.
Cash flows from investing activities
The increase in net cash used in investing activities of $9.7 million for the six months ended June 30, 2016 was primarily due to a decrease of $12.7 million in distributions of capital on equity investments which was partially offset by $3.1 million in proceeds from asset sales. In addition, during the six months ended June 30, 2016, we decreased our capital expenditures by $10.2 million which was offset by a decrease in restricted cash of $4.8 million and a decrease in changes in other assets and liabilities and other of $5.5 million, when compared to the same period last year.
Cash flows from financing activities
The increase in net cash used in financing activities of $55.0 million for the six months ended June 30, 2016 was primarily due to a net increase in payments on debt of $43.9 million. The increase was primarily due to the repurchase of $65.9 million in aggregate principal face value of our 2020 Notes and 2021 Notes for $39.9 million, resulting in a $25.2 million gain on early extinguishment of debt. In addition, during the six months ended June 30, 2016, we increased our payments on license obligations by $6.3 million and made $5.0 million more in net payments on our revolving credit facility, when compared to the same period last year.
Credit Agreement and Other Debt
As of June 30, 2016, the aggregate principal amount of our outstanding debt of $8,296.3 million was comprised of our revolving credit facility of $80.0 million, our term B-1 loans in the amount of $2,242.5 million and our term B-2 loans in the amount of $1,970.0 million outstanding under our credit agreement, $250.0 million in aggregate principal amount of our 2018 Notes, $243.5 million in aggregate principal amount of our 2020 Notes, $340.6 million in aggregate principal amount of our 2021 Notes, $950.0 million in aggregate principal amount of our 2022 Secured Notes, $2,200.0 million in aggregate principal amount of our 2022 Unsecured Notes and $19.7 million in capital leases related to our U.K. gaming operations. We use interest rate swap derivatives to diversify our debt portfolio between fixed and variable rate instruments. For additional information regarding our interest rate risk and interest rate hedging instruments, see "Quantitative and Qualitative Disclosures About Market Risk" in Item 7A of our 2015 Annual Report on Form 10-K.
Off-Balance Sheet Arrangements
As of June 30, 2016, we did not have any significant off-balance sheet arrangements.
Contractual Obligations
Other than the amendment and extension of terms of one of our existing license agreements, which is more fully described in Note 8 (Intangible Assets, net and Goodwill) and the repurchase and cancellation of $56.5 million and $9.4 million of principal amount of our 2020 Notes and 2021 Notes, respectively, which is more fully described in Note 11 (Long-Term and Other Debt), there have been no material changes to our contractual obligations disclosed in "Item 7. Management's Discussion and Analysis of Financial Condition and Results of Operations — Liquidity, Capital Resources and Working Capital — Contractual Obligations" included in our 2015 Annual Report on Form 10-K.

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
Based upon that evaluation, our Chief Executive Officer and Chief Financial Officer concluded that, due to the material weakness in our internal control over financial reporting ("ICFR") previously disclosed in our 2015 Annual Report on Form 10-K as filed on February 29, 2016 (the "2015 Form 10-K"), our disclosure controls and procedures were not effective as of June 30, 2016. Although we have completed our remediation measures designed to correct the material weakness as of June 30, 2016, we are unable to conclude that the remediation was successful until further testing can be performed, as described below. The material weakness, which is described more fully in Item 9A of our 2015 Form 10-K, is as follows: the Company's review control did not operate at a sufficient level of precision to identify the improper inclusion of deferred taxes in the fair value modeling used in our step two goodwill impairment test for our SG gaming reporting unit. Notwithstanding the material weakness identified by our management, our Chief Executive Officer and our Chief Financial Officer have concluded, based on their knowledge, that the consolidated financial statements included in this Quarterly Report on Form 10-Q fairly present in all material respects the Company's financial condition, results of operations and cash flows as of and for the periods presented in this report, in conformity with accounting principles generally accepted in the United States.
Changes in Internal Control over Financial Reporting
As previously disclosed, we identified a material weakness in our ICFR, pertaining to the step two goodwill impairment testing for our SG gaming reporting unit that we performed in accordance with ASC 350, Intangibles- Goodwill and Other. As of June 30, 2016 we have completed remediation measures designed to correct this material weakness as follows:
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
Other than the completion of the remediation steps described above, there were no changes in our ICFR during the quarter ended June 30, 2016 that have materially affected, or are reasonably likely to materially affect, our ICFR.

PART II.  OTHER INFORMATION
Item 1. Legal Proceedings
For a description of our legal proceedings, see Note 16 (Litigation).

Item 1A. Risk Factors
Except for the risk factor set forth below, there have been no material changes in our risk factors from those disclosed under "Item 1A. Risk Factors" included in our 2015 Annual Report on Form 10-K.
The affirmative vote in the U.K. to withdraw from the EU may adversely affect our business.

On June 23, 2016, the U.K. held a referendum in which voters approved an exit from the EU, commonly referred to as "Brexit". As a result of the referendum, it is expected that the British government will begin negotiating the terms of the U.K.'s future relationship with the EU. The Brexit vote may result in regulatory uncertainty throughout the region and could adversely affect business activity, restrict the movement of capital and the mobility of personnel, and otherwise impair political stability and economic conditions in the U.K., the EU and elsewhere. Any of these developments could have a material adverse effect on business activity in the U.K. or the EU. Given that we conduct a substantial portion of our business in continental Europe and the U.K. any of these developments could have a material adverse effect on our business prospects, results of operations, cash flows and financial condition.

The uncertainty concerning the timing and terms of the Brexit could have a negative impact on the growth of the U.K. and EU economies and cause greater volatility in the British Pound Sterling, the Euro and other currencies.
Changes in currency exchange rates may reduce the reported value of our revenues outside the U.S. The announcement of Brexit has caused significant volatility in global stock markets and currency exchange rate fluctuations, including the strengthening of the U.S. dollar against foreign currencies.

Brexit could lead to legal uncertainty and potentially divergent national laws and regulations as the U.K.
determines which EU laws to replace or replicate. Additionally, Brexit could allow the U.K. to significantly alter its regulations affecting our industry, which may result in significant costs and potentially lost opportunities for us. It may also be time-consuming and expensive for us to alter our internal operations in order to comply with new regulations.
Changes to U.K. border and immigration policy could likewise occur as a result of Brexit, affecting our ability to recruit and retain employees from outside the U.K.
Item 2. Unregistered Sales of Equity Securities and Use of Proceeds
There was no stock repurchase activity during the three months ended June 30, 2016, other than 170,452 shares acquired from employees to satisfy the withholding taxes associated with the vesting of RSUs during this period at an average price paid per share of $10.29.
Item 3. Defaults Upon Senior Securities
None.
Item 4. Mine Safety Disclosures
Not applicable.
Item 5. Other Information
None.

Item 6. Exhibits

Exhibit Number	Description
31.1	Certification of the Chief Executive Officer of the Company pursuant to Rule 13a-14(a), as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002. (†)

31.2	Certification of the Chief Financial Officer of the Company pursuant to Rule 13a-14(a), as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002. (†)

32.1	Certification of the Chief Executive Officer of the Company pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002. (†)

32.2	Certification of the Chief Financial Officer of the Company pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002. (†)

99.1	Terms and Conditions of Equity Awards to Key Employees under the Scientific Games Corporation 2003 Incentive Compensation Plan.*(†)

101.INS	XBRL Instance Document
101.SCH	XBRL Taxonomy Extension Schema
101.CAL	XBRL Taxonomy Extension Calculation Linkbase
101.DEF	XBRL Taxonomy Definition Label Linkbase
101.LAB	XBRL Taxonomy Extension Label Linkbase
101.PRE	XBRL Taxonomy Extension Presentation Linkbase

(†) Filed herewith.
*Management contracts and compensation plans and arrangements.

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

SCIENTIFIC GAMES CORPORATION
(Registrant)

		By:	/s/ Michael A. Quartieri
		Name:	Michael A. Quartieri
		Title:	Executive Vice President, Chief Financial Officer, Treasurer and Corporate Secretary

		By:	/s/ Jeffrey B. Johnson
		Name:	Jeffrey B. Johnson
		Title:	Vice President, Finance, and Chief Accounting Officer

Dated:	August 4, 2016