Form 10-Q
period 2016-09-30
SCIENTIFIC GAMES CORP
filed 2016-11-03
CIK 750004

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549
FORM 10-Q

☒ QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended September 30, 2016

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
Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act). Yes ☐ No ☒
The registrant has the following number of shares outstanding of each of the registrant's classes of common stock as of October 27, 2016:
Class A Common Stock: 87,565,647
Class B Common Stock: None

SCIENTIFIC GAMES CORPORATION AND SUBSIDIARIES
INDEX TO FINANCIAL INFORMATION
AND OTHER INFORMATION
THREE AND NINE MONTHS ENDED SEPTEMBER 30, 2016

Glossary of Terms

The following terms or acronyms used in this Quarterly Report on Form 10-Q are defined below:
Term or Acronym	Definition
2015 10-K	2015 Annual Report on Form 10-K filed with the SEC on February 29, 2016
2018 Notes	8.125% senior subordinated notes due 2018 issued by SGC
2020 Notes	6.250% senior subordinated notes due 2020 issued by SGI
2021 Notes	6.625% senior subordinated notes due 2021 issued by SGI
ASC	Accounting Standards Codification
ASU	Accounting Standards Update
Annual Meeting	the annual meeting of stockholders held on June 15, 2016
Bally	Bally Technologies, Inc.
Bally acquisition	the acquisition of Bally by the Company on November 21, 2014
Barcrest	Barcrest Group Limited
Coin-in	the amount wagered
Company	refers to SGC and its consolidated subsidiaries, unless otherwise specified or the context otherwise dictates
CSG	Beijing CITIC Scientific Games Technology Co., Ltd.
CSL	China Sports Lottery
CSP	Cooperative Services Program
D&A	depreciation, amortization and impairments (excluding goodwill)
ESPP	employee stock purchase plan
EU	European Union
FASB	Financial Accounting Standards Board
F/X	Foreign currency exchange
GLB	Beijing Guard Libang Technology Co., Ltd.
Guarantor Subsidiaries	refers to substantially all of SGC’s 100%-owned U.S. subsidiaries other than SGC’s 100%-owned U.S. Interactive social gaming subsidiaries
Hellenic Lotteries	Hellenic Lotteries S.A.
ITL	International Terminal Leasing
KPIs	Key Performance Indicators
LBO	licensed betting office
LNS	Lotterie Nazionali S.r.l.
Net win	Coin-in less payouts
Non-Guarantor Subsidiaries	refers to SGC’s U.S. subsidiaries that are not Guarantor Subsidiaries and SGC’s foreign subsidiaries
Northstar Illinois	Northstar Lottery Group, LLC
Northstar New Jersey	Northstar New Jersey Lottery Group, LLC
Note	refers to a note in the Condensed Notes to our Consolidated Financial Statements in this Quarterly Report on Form 10-Q, unless otherwise indicated
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

PMA	private management agreement
PPU	price-per-unit
PTG	Proprietary table games
R&D	research and development
RCN	Roberts Communications Network, LLC
RFP	Request for proposal

RMG	real-money gaming
RSU	restricted stock unit
SEC	Securities and Exchange Commission
Secured Notes	7.00% senior secured notes due 2022 issued by SGI
SG&A	selling, general and administrative
SGC	Scientific Games Corporation
SGI	Scientific Games International, Inc., a wholly-owned subsidiary of SGC
SHFL	SHFL entertainment, Inc.
Shufflers	various models of automatic card shufflers, deck checkers and roulette chip sorters
Unsecured Notes	10.00% senior unsecured notes due 2022 issued by SGI
U.K.	United Kingdom of Great Britain and Northern Ireland
U.S.	United States of America
U.S. GAAP	accounting principles generally accepted in the U.S.
VGT	video gaming terminal
VLT	video lottery terminal
WAP	wide-area progressive
WMS	WMS Industries, Inc.
WMS acquisition	the acquisition of WMS by the Company on October 18, 2013

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
Additional information regarding risks and uncertainties and other factors that could cause actual results to differ materially from those contemplated in forward-looking statements is included from time to time in our filings with the SEC, including under Item 1A "Risk Factors" in our 2015 10-K and under Item 1A "Risk Factors" in our Quarterly Report on Form 10-Q for the period ended June 30, 2016. Forward-looking statements speak only as of the date they are made and, except for our ongoing obligations under the U.S. federal securities laws, we undertake no obligation to publicly update any forward-looking statements whether as a result of new information, future events or otherwise.
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

PART I. FINANCIAL INFORMATION

Item 1. Financial Statements
SCIENTIFIC GAMES CORPORATION AND SUBSIDIARIES
CONSOLIDATED STATEMENTS OF OPERATIONS AND COMPREHENSIVE LOSS
(Unaudited, in millions, except per share amounts)

	Three Months Ended		Nine Months Ended
	September 30,		September 30,
	2016	2015	2016	2015
Revenue:
Services	$356.4	$340.5	$1,070.2	$1,008.8
Product sales	225.9	193.5	638.3	611.0
Instant games	137.7	137.6	422.7	402.0
Total revenue	720.0	671.6	2,131.2	2,021.8
Operating expenses:
Cost of services (1)	98.0	85.5	294.3	274.6
Cost of product sales (1)	104.6	87.4	299.7	293.2
Cost of instant games (1)	71.7	77.1	212.8	212.9
Selling, general and administrative	152.8	136.8	440.0	423.6
Research and development	53.9	45.9	155.4	140.8
Restructuring and other	13.8	5.6	20.7	19.0
Depreciation, amortization and impairments	191.7	286.5	565.4	692.9
Goodwill impairment	—	935.0	—	935.0
Operating income (loss)	33.5	(988.2)	142.9	(970.2)
Other (expense) income:
Interest expense	(165.4)	(166.8)	(496.4)	(497.5)
Earnings from equity investments	7.3	3.0	18.5	9.4
Gain on early extinguishment of debt	—	—	25.2	—
Other income (expense), net	6.0	(7.5)	8.4	(17.4)
Total other expense, net	(152.1)	(171.3)	(444.3)	(505.5)
Net loss before income taxes	(118.6)	(1,159.5)	(301.4)	(1,475.7)
Income tax benefit	19.7	81.3	58.5	208.9
Net loss	$(98.9)	$(1,078.2)	$(242.9)	$(1,266.8)
Other comprehensive income (loss):
Foreign currency translation gain (loss)	1.9	(47.9)	(34.8)	(136.3)
Pension and post-retirement gain, net of tax	0.2	0.8	0.7	1.0
Derivative financial instruments unrealized gain (loss), net of tax	3.1	(1.9)	6.7	(0.8)
Other comprehensive income (loss)	5.2	(49.0)	(27.4)	(136.1)
Comprehensive loss	$(93.7)	$(1,127.2)	$(270.3)	$(1,402.9)

Basic and diluted net loss per share:
Basic	$(1.13)	$(12.52)	$(2.79)	$(14.76)
Diluted	$(1.13)	$(12.52)	$(2.79)	$(14.76)

Weighted average number of shares used in per share calculations:
Basic shares	87.5	86.1	87.1	85.8
Diluted shares	87.5	86.1	87.1	85.8
(1) Exclusive of D&A.
See accompanying condensed notes to consolidated financial statements.

SCIENTIFIC GAMES CORPORATION AND SUBSIDIARIES
CONSOLIDATED BALANCE SHEETS
(in millions, except par value)

	September 30, 2016	December 31, 2015
ASSETS	(Unaudited)
Current assets:
Cash and cash equivalents	$120.9	$128.7
Restricted cash	24.3	20.2
Accounts receivable, net	465.3	487.1
Notes receivable, net	129.0	167.7
Inventories	270.1	248.5
Prepaid expenses, deposits and other current assets	126.0	123.3
Total current assets	1,135.6	1,175.5
Long-term restricted cash	17.3	17.9
Long-term notes receivable, net	43.6	51.3
Property and equipment, net	663.8	794.0
Goodwill	2,991.0	3,013.7
Intangible assets, net	1,841.0	1,920.0
Software, net	431.1	485.9
Equity investments	206.5	228.5
Other assets	46.7	45.4
Total assets	$7,376.6	$7,732.2

LIABILITIES AND STOCKHOLDERS' DEFICIT
Current liabilities:
Current portion of long-term debt	$49.6	$50.3
Accounts payable	173.6	159.8
Accrued liabilities	495.3	443.8
Total current liabilities	718.5	653.9
Deferred income taxes	129.9	228.2
Other long-term liabilities	244.4	188.9
Long-term debt, excluding current portion	8,033.8	8,156.7
Total liabilities	9,126.6	9,227.7
Commitments and contingencies (see Note 16)
Stockholders' deficit:
Class A common stock, par value $0.01 per share: 199.3 shares authorized; 104.8 and 103.7 shares issued and 87.6 and 86.5 shares outstanding, respectively	1.0	1.0
Additional paid-in capital	781.7	765.9
Accumulated loss	(2,107.9)	(1,865.0)
Treasury stock, at cost, 17.2 shares	(175.2)	(175.2)
Accumulated other comprehensive loss	(249.6)	(222.2)
Total stockholders' deficit	(1,750.0)	(1,495.5)
Total liabilities and stockholders' deficit	$7,376.6	$7,732.2

See accompanying condensed notes to consolidated financial statements.

SCIENTIFIC GAMES CORPORATION AND SUBSIDIARIES
CONSOLIDATED STATEMENTS OF CASH FLOWS
(Unaudited, in millions)

	Nine Months Ended
	September 30,
	2016	2015
Cash flows from operating activities:
Net loss	$(242.9)	$(1,266.8)
Adjustments to reconcile net loss to cash provided by operating activities:
Depreciation, amortization and impairments	565.4	692.9
Change in deferred income taxes	(100.7)	(223.3)
Stock-based compensation	23.5	19.5
Non-cash interest expense	30.3	29.0
Earnings from equity investments, net	(18.5)	(9.4)
Distributed earnings from equity investments	16.7	20.9
Gain on early extinguishment of debt	(25.2)	—
Goodwill impairment	—	935.0
Changes in current assets and liabilities:
Accounts and notes receivable, net	53.5	43.7
Inventories	(30.3)	36.8
Other current assets and liabilities	17.8	11.8
Accounts payable	4.1	(17.7)
Accrued liabilities	51.2	(17.4)
Other, net	(2.1)	0.5
Net cash provided by operating activities	342.8	255.5
Cash flows from investing activities:
Capital expenditures	(214.4)	(233.6)
Proceeds from asset sales	3.1	—
Changes in other assets and liabilities and other	3.0	10.1
Restricted cash	(3.5)	9.3
Distributions of capital on equity investments	24.0	37.0
Net cash used in investing activities	(187.8)	(177.2)
Cash flows from financing activities:
Borrowings under revolving credit facility	270.0	110.0
Repayments under revolving credit facility	(315.0)	(180.0)
Payments on long-term debt	(37.6)	(38.8)
Repurchase of notes	(39.9)	—
Payments on license obligations	(34.5)	(32.0)
Contingent earnout payments	—	(0.5)
(Redemptions) issuance of common stock under stock-based compensation plans	(4.7)	0.4
Net cash used in financing activities	(161.7)	(140.9)
Effect of exchange rate changes on cash and cash equivalents	(1.1)	(7.1)
Decrease in cash and cash equivalents	(7.8)	(69.7)
Cash and cash equivalents, beginning of period	128.7	171.8
Cash and cash equivalents, end of period	$120.9	$102.1

Supplemental cash flow information:
Cash paid for interest	$433.5	$424.4
Income taxes paid/(received)	9.8	(9.1)
Non-cash investing and financing transactions:
Disposal of fully depreciated assets	38.9	59.9
Non-cash additions to intangible assets related to license agreements	91.3	9.1
 See accompanying condensed notes to consolidated financial statements.

SCIENTIFIC GAMES CORPORATION AND SUBSIDIARIES
CONDENSED NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(Unaudited, amounts in USD, table amounts in millions, except per share amounts)

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
In the opinion of management, we have made all adjustments necessary to present fairly our consolidated financial position, results of operations and comprehensive loss and cash flows for the periods presented. Such adjustments are of a normal, recurring nature. These unaudited consolidated financial statements should be read in conjunction with the consolidated financial statements and related notes included in our 2015 10-K. Interim results of operations are not necessarily indicative of results of operations for a full year.
Significant Accounting Policies
There have been no changes to our significant accounting policies described in Note 1 in our 2015 10-K.
New Accounting Guidance - Recently Adopted

In July 2015, the FASB issued ASU No. 2015-11, Inventory: Simplifying the Measurement of Inventory. ASU 2015-11 changes the criteria for measuring inventory within the scope of the ASU. Inventory will now be measured at the lower of cost and net realizable value, while the concept of market value will be eliminated. The ASU defines net realizable value as the estimated selling prices in the ordinary course of business, less reasonably predictable costs of completion, disposal and transportation. We adopted this guidance prospectively at the beginning of the second quarter of 2016. The adoption of this guidance did not have a material effect on our financial condition, results of operations, or cash flows.

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

New Accounting Guidance - Not Yet Adopted

In May 2014, the FASB issued ASU No. 2014-09 (Topic 606), Revenue from Contracts with Customers. The amended guidance outlines a single comprehensive revenue model for entities to use in accounting for revenue from contracts with customers. The guidance (including subsequent amendments) supersedes most current revenue recognition guidance, including industry-specific guidance. The core principle of the revenue model is that "an entity recognizes revenue to depict the transfer of promised goods or services to customers in an amount that reflects the consideration to which the entity expects to be entitled in exchange for those goods or services." The ASU may be adopted using a full retrospective approach or using a modified retrospective application approach. This guidance is effective for fiscal years beginning after December 15, 2017 and interim periods within those fiscal years with earlier adoption permitted for fiscal years beginning after December 15, 2016. We are currently evaluating the impact of adopting this guidance and anticipate the adoption to occur at the beginning of the first quarter of 2018, using a modified retrospective application approach.

In February 2016, the FASB issued ASU No. 2016-02, Leases (Topic 842). The amended guidance is intended to increase transparency and comparability among organizations by recognizing lease assets and liabilities on the balance sheet and disclosing key information about leasing arrangements. The adoption of this guidance is expected to result in a significant portion of our operating leases, where we are the lessee, to be recognized on our Consolidated Balance Sheets. The guidance requires lessees and lessors to recognize and measure leases at the beginning of the earliest period presented using a modified retrospective approach. This guidance is effective for fiscal years beginning after December 15, 2018 and interim periods within those fiscal years, with earlier adoption permitted. We are currently evaluating the impact and timing of adopting this guidance.

In March 2016, the FASB issued ASU No. 2016-09, Compensation - Stock Compensation (Topic 718): Improvements to Employee Share-Based Payment Accounting. The amended guidance is intended to simplify several aspects of accounting for share-based payment award transactions, including income tax consequences, accounting for forfeitures, classification of awards as either equity or liabilities and classification in the statement of cash flows. ASU 2016-09 has separate transition guidance for each element of the new standard and is effective for fiscal years beginning after December 15, 2016 and interim periods within those fiscal years with earlier adoption permitted. We are currently evaluating the impact of adopting this guidance.

We do not expect that any other recently issued accounting guidance will have a significant effect on our financial statements.

(2) Business Segments
We report our operations in three business segments—Gaming, Lottery and Interactive—representing our different products and services. Our Gaming business segment generally sells gaming machines, VGTs, VLTs and conversion kits and parts, leases or otherwise provides gaming machines, server-based systems and content, sells and supports casino-management systems-based software and hardware, and sells and leases PTG content and Shufflers to commercial, tribal and governmental gaming operators. Our Lottery business segment provides instant lottery games and related value-added services, as well as licensed brands utilized in instant lottery games and loyalty and reward services. Our Lottery business segment also provides systems products and services generally comprised of point-of-sale terminals, a central system, customized computer software, data communication services, support and/or related equipment. Our Interactive business segment provides social gaming and RMG services to online casino operators through our remote game servers. Additional discussion regarding the products and services from which each reportable business segment derives its revenue is included in Note 1 in our 2015 10-K.
In evaluating financial performance, we focus on operating income (loss) as a segment's measure of profit or loss. The accounting policies of our business segments are the same as those described in our summary of significant accounting policies in Note 1 in our 2015 10-K. The following tables present the Company's segment information:

	Three Months Ended September 30, 2016
	Gaming	Lottery	Interactive	Corporate(1)	Total
Total revenue	$448.2	$186.6	$85.2	$—	$720.0
Restructuring and other	—	0.5	(0.4)	13.7	13.8
Depreciation, amortization and impairments	154.0	15.2	3.7	18.8	191.7
Operating income (loss)	51.5	43.2	9.6	(70.8)	33.5
Interest expense					(165.4)
Earnings from equity investments					7.3
Other income (expense), net					6.0
Net loss before income taxes					$(118.6)
(1) Includes corporate amounts not allocated to the business segments.

	Three Months Ended September 30, 2015
	Gaming	Lottery	Interactive	Corporate(1)	Total
Total revenue	$429.1	$191.3	$51.2	$—	$671.6
Restructuring and other	3.2	—	0.5	1.9	5.6
Depreciation, amortization and impairments	245.1	21.6	5.4	14.4	286.5
Goodwill impairment	935.0	—	—	—	935.0
Operating income (loss)	(985.3)	41.3	6.3	(50.5)	(988.2)
Interest expense					(166.8)
Earnings from equity investments					3.0
Other income (expense), net					(7.5)
Net loss before income taxes					$(1,159.5)
(1) Includes corporate amounts not allocated to the business segments.

	Nine Months Ended September 30, 2016
	Gaming	Lottery	Interactive	Corporate(1)	Total
Total revenue	$1,311.8	$578.2	$241.2	$—	$2,131.2
Restructuring and other	5.0	1.8	0.1	13.8	20.7
Depreciation, amortization and impairments	449.9	50.2	11.2	54.1	565.4
Operating income (loss)	141.6	149.1	34.8	(182.6)	142.9
Interest expense					(496.4)
Earnings from equity investments					18.5
Gain on early extinguishment of debt					25.2
Other income (expense), net					8.4
Net loss before income taxes					$(301.4)
(1) Includes corporate amounts not allocated to the business segments.

	Nine Months Ended September 30, 2015
	Gaming	Lottery	Interactive	Corporate(1)	Total
Total revenue	$1,304.6	$567.5	$149.7	$—	$2,021.8
Restructuring and other	10.1	0.2	1.5	7.2	19.0
Depreciation, amortization and impairments	569.9	62.9	15.9	44.2	692.9
Goodwill impairment	935.0	—	—	—	935.0
Operating income (loss)	(955.1)	130.6	17.5	(163.2)	(970.2)
Interest expense					(497.5)
Earnings from equity investments					9.4
Other income (expense), net					(17.4)
Net loss before income taxes					$(1,475.7)
(1) Includes corporate amounts not allocated to the business segments.

(3) Restructuring and other
Restructuring and other includes charges or expenses attributable to: (i) employee severance; (ii) management changes; (iii) restructuring and integration; (iv) cost savings initiatives; and (v) other unusual items. In the three and nine months ended September 30, 2016, approximately $10.3 million and $17.2 million, respectively, of Restructuring and other were related to items (i) and (iii) set forth above.
We began integrating Scientific Games and WMS subsequent to the WMS acquisition in October 2013. This integration was completed during the first quarter of 2016. We began integrating Scientific Games and Bally subsequent to the Bally acquisition in November 2014 by implementing our plans to streamline our operations and cost structure.
Although we have substantially completed the actions under the above-described restructuring plans, we remain focused on cost efficiencies and will execute additional initiatives in the future, if necessary, in order to streamline our operations and cost structure. We do not expect to incur additional material costs related to our previously announced integration plans. The amounts currently accrued and previously expensed as Restructuring and other were $5.8 million as of September 30, 2016. During the three and nine months ended September 30, 2016, we made cash payments on these restructuring plans totaling $3.4 million and $10.7 million, respectively.

Refer to Subsequent Events Note 17.

(4) Basic and Diluted Net Loss Per Share
Basic and diluted net loss per share were the same for all periods presented as all common stock equivalents would be anti-dilutive. We excluded 3.2 million and 1.9 million of stock options from the diluted weighted-average common shares outstanding as of September 30, 2016 and 2015, respectively, and 5.6 million and 6.0 million of RSUs from the calculation of diluted weighted-average common shares outstanding as of September 30, 2016 and 2015, respectively.

(5) Accounts and Notes Receivable and Credit Quality of Notes Receivable
Accounts and Notes Receivable
The following summarizes the components of current and long-term accounts and notes receivable, net:

	September 30, 2016	December 31, 2015
Current:
Accounts receivable	$478.3	$497.7
Notes receivable	143.6	180.4
Allowance for doubtful accounts and notes	(27.6)	(23.3)
Current accounts and notes receivable, net	$594.3	$654.8
Long-term:
Notes receivable, net of allowance of $0.2 and $0.3	43.6	51.3
Total accounts and notes receivable, net	$637.9	$706.1
Credit Quality of Notes Receivable
The interest rates on our outstanding notes receivable ranged from 3.25% to 10.42% at September 30, 2016 and December 31, 2015.
We have certain concentrations of outstanding notes receivable in international locations that impact our assessment of the credit quality of our notes receivable. We monitor the macroeconomic and political environment in each of these locations in our assessment of the credit quality of our notes receivable. We have not identified changes in the aforementioned factors in the nine months ended September 30, 2016 that require a reassessment of our receivable balances. The international locations with significant concentrations (generally deemed to be exceeding 10%) of our notes receivable are as follows:

•
Mexico - Our accounts and notes receivable, net, from certain customers in Mexico at September 30, 2016 was $43.2 million. We collected $22.1 million of outstanding receivables from these customers during the nine months ended September 30, 2016.

•
Peru - Our accounts and notes receivable, net, from certain customers in Peru at September 30, 2016 was $34.6 million. We collected $19.5 million of outstanding receivables from these customers during the nine months ended September 30, 2016.

•
Argentina - Our accounts and notes receivable, net, from customers in Argentina at September 30, 2016 was $17.5 million denominated in USD. Our customers are required to and have continued to pay us in pesos at the spot exchange rate on the date of payment. We collected $17.7 million of outstanding receivables from customers in Argentina during the nine months ended September 30, 2016.

In addition to the macroeconomic and political factors noted above, we also evaluated recent payments, receivables aging, any additional security or collateral we had (bills of exchange, pledge agreements, etc.) and other facts and circumstances relevant to our customers' ability to pay.
The following summarizes the components of total notes receivable, net:

	September 30, 2016	Balances over 90 days past due	December 31, 2015	Balances over 90 days past due
Notes receivable:
Domestic	$34.5	$0.8	$62.4	$2.6
International	152.9	34.1	169.8	26.6
Total notes receivable	187.4	34.9	232.2	29.2

Notes receivable allowances
Domestic	(1.1)	(0.8)	(2.6)	(2.5)
International	(13.7)	(13.7)	(10.6)	(9.5)
Total notes receivable allowances	(14.8)	(14.5)	(13.2)	(12.0)
Notes receivable, net	$172.6	$20.4	$219.0	$17.2
At September 30, 2016, 11.8% of our total notes receivable, net, was past due by over 90 days, compared to 7.9% at December 31, 2015.
The following tables detail our evaluation of notes receivable for impairment and the changes in our notes receivable allowances:

	September 30, 2016			December 31, 2015
	Ending Balance Individually Evaluated for Impairment	Ending Balance Collectively Evaluated for Impairment	Total	Ending Balance Individually Evaluated for Impairment	Ending Balance Collectively Evaluated for Impairment	Total
Notes receivable:
Domestic	$10.4	$24.1	$34.5	$20.7	$41.7	$62.4
International	78.9	74.0	152.9	101.8	68.0	169.8
Total notes receivable	89.3	98.1	187.4	122.5	109.7	232.2
Allowance for notes receivable	(14.6)	(0.2)	(14.8)	(12.9)	(0.3)	(13.2)
Total notes receivable, net	$74.7	$97.9	$172.6	$109.6	$109.4	$219.0

	For the Nine Months Ended September 30, 2016			For the Nine Months Ended September 30, 2015
	Ending Balance Individually Evaluated for Impairment	Ending Balance Collectively Evaluated for Impairment	Total	Ending Balance Individually Evaluated for Impairment	Ending Balance Collectively Evaluated for Impairment	Total
Provision	$(3.8)	$—	$(3.8)	$(6.2)	$(1.7)	$(7.9)
Charge-offs and recoveries	2.1	0.1	2.2	2.3	0.1	2.4
The fair value of notes receivable is estimated by discounting expected future cash flows using current interest rates at which similar loans would be made to borrowers with similar credit ratings and remaining maturities. As of September 30, 2016 and December 31, 2015, the fair value of notes receivable, net, approximated the carrying amount due to their short-term nature.

(6) Inventories
Inventories consisted of the following as of the dates presented below:

	September 30, 2016	December 31, 2015
Parts and work-in-process	$117.8	$118.3
Finished goods	152.3	130.2
Total inventories	$270.1	$248.5
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
During the nine months ended September 30, 2015, we recorded an impairment of $7.1 million related to the discontinuance of certain product lines as a result of the Bally acquisition. The impairment is included in Cost of product sales for the nine months ended September 30, 2015.

(7) Property and Equipment, net

Property and equipment, net consisted of the following:

	September 30, 2016	December 31, 2015
Land	$38.5	$38.5
Buildings and leasehold improvements	183.1	185.2
Gaming and lottery machinery and equipment	1,057.1	1,084.6
Furniture and fixtures	29.2	36.0
Construction in progress	22.5	25.5
Other property and equipment	263.7	271.0
Less: accumulated depreciation	(930.3)	(846.8)
Total property and equipment, net	$663.8	$794.0
Depreciation expense is excluded from Cost of services, Cost of product sales, Cost of instant games and Other operating expenses and is separately presented within D&A.

	Three Months Ended		Nine Months Ended
	September 30,		September 30,
(in millions)	2016	2015	2016	2015
Depreciation expense	$80.9	$72.8	$248.3	$249.1

(8) Intangible Assets, net and Goodwill
Intangible Assets, net
The following tables present certain information regarding our intangible assets as of September 30, 2016 and December 31, 2015. Amortizable intangible assets are being amortized on a straight-line basis over their estimated useful lives with no estimated residual value, which materially approximates the expected pattern of use of these intangible assets.

	September 30, 2016			December 31, 2015
	Gross Carrying Amount	Accumulated Amortization	Net Balance	Gross Carrying Amount	Accumulated Amortization	Net Balance
Amortizable intangible assets:
Customer relationships	$879.2	$(151.0)	$728.2	$877.7	$(109.1)	$768.6
Intellectual property(1)	733.9	(195.3)	538.6	731.1	(124.5)	606.6
Licenses	417.8	(139.0)	278.8	326.1	(91.6)	234.5
Brand names	125.2	(29.1)	96.1	124.0	(18.9)	105.1
Trade names	97.4	(6.5)	90.9	97.5	(1.9)	95.6
Patents and other	27.8	(14.0)	13.8	27.1	(12.8)	14.3
	2,281.3	(534.9)	1,746.4	2,183.5	(358.8)	1,824.7
Non-amortizable intangible assets:
Trade names	96.7	(2.1)	94.6	97.4	(2.1)	95.3
Total intangible assets	$2,378.0	$(537.0)	$1,841.0	$2,280.9	$(360.9)	$1,920.0

(1) December 31, 2015 net balance includes $33 million of in-process R&D assets that were not subject to amortization. These assets reached commercial feasibility at the end of the third quarter of 2016, with amortization commencing October 2016.
In January 2016, we amended and extended the terms of one of our existing license agreements through December 31, 2022. Under the terms of the amended agreement, we are obligated to pay aggregate minimum guarantees of $88.0 million over the life of the contract in exchange for the right to use certain licensed properties in game content themes, which are incorporated into our slot games, online games, lottery products and promotional materials. We account for the minimum guaranteed obligations within other long-term liabilities (or, with respect to the portion that is a current liability within accounts payable or accrued liabilities) at the onset of the license arrangement and record a corresponding licensed asset within Intangible assets, net. The current and long-term portions of our minimum guaranteed obligations related to the amended license agreement were $8.8 million and $74.6 million, respectively, and are recorded in Accounts payable and Other long-term liabilities, respectively, as of September 30, 2016.

Intangible amortization expense is included within D&A.

	Three Months Ended		Nine Months Ended
	September 30,		September 30,
	2016	2015	2016	2015
Amortization expense	$60.9	$181.5	$188.8	$331.8
We recorded non-cash impairment charges of $103.6 million and $128.6 million in D&A for the three and nine months ended September 30, 2015, respectively, to reduce the gross carrying amount of two indefinite-lived trade name assets to their fair values. These assets were subsequently reclassified to finite-lived during the third quarter of 2015.
Goodwill
Based on the results of our third quarter 2015 interim goodwill impairment analysis for our SG gaming reporting unit, we recorded a $935.0 million non-cash impairment charge with no tax benefit for the three and nine months ended September 30, 2015. The impairment charge primarily resulted from a change in outlook for the SG gaming reporting unit due to market-related factors negatively impacting gaming machine unit demand and the number of gaming machines leased by our customers combined with fewer than anticipated new casino openings and expansions. All of these factors resulted in declines in our outlook for gaming machine sales and Participation game revenues.

The table below reconciles the change in the carrying amount of goodwill by business segment for the period from
December 31, 2015 to September 30, 2016.

Goodwill	Gaming	Lottery	Interactive	Totals
Balance as of December 31, 2015	$2,486.0	$417.9	$109.8	$3,013.7
Foreign currency adjustments	(27.1)	4.4	—	(22.7)
Balance as of September 30, 2016	$2,458.9	$422.3	$109.8	$2,991.0

(9) Software, net
Software, net consisted of the following:

	September 30, 2016	December 31, 2015
Software	$932.1	$854.2
Accumulated amortization	(501.0)	(368.3)
Software, net	$431.1	$485.9
Software amortization expense is included within D&A.

	Three Months Ended		Nine Months Ended
	September 30,		September 30,
	2016	2015	2016	2015
Amortization expense	$44.2	$32.2	$122.6	$112.0

(10) Equity Investments
Equity investments totaled $206.5 million and $228.5 million as of September 30, 2016 and December 31, 2015, respectively. We received distributions and dividends totaling $40.7 million and $57.9 million during the nine months ended September 30, 2016 and 2015, respectively.

(11) Long-Term and Other Debt
Outstanding Debt and Capital Leases

The following reflects our outstanding debt:

	Principal	Unamortized debt discount	Unamortized deferred financing costs	Book value September 30, 2016
Senior Secured Credit Facilities:
Revolver, varying interest rate, due 2018	$50.0	$—	$—	$50.0
Term Loan, varying interest rate, due 2020	2,236.8	(6.5)	(44.2)	2,186.1
Term Loan, varying interest rate, due 2021	1,965.0	(14.5)	(42.7)	1,907.8
2018 Notes	250.0	—	(1.5)	248.5
2020 Notes	243.5	—	(2.5)	241.0
2021 Notes	340.6	(1.5)	(4.8)	334.3
Secured Notes	950.0	—	(14.4)	935.6
Unsecured Notes	2,200.0	—	(37.5)	2,162.5
Capital lease obligations, 3.9% interest as of September 30, 2016 payable monthly through 2019	17.6	—	—	17.6
Total long-term debt outstanding	$8,253.5	$(22.5)	$(147.6)	$8,083.4
Less: current portion of long-term debt				(49.6)
Long-term debt, excluding current portion				$8,033.8

	Principal	Unamortized debt discount	Unamortized deferred financing costs	Book value December 31, 2015
Senior Secured Credit Facilities:
Revolver, varying interest rate, due 2018	$95.0	$—	$—	$95.0
Term Loan, varying interest rate, due 2020	2,254.0	(7.8)	(52.5)	2,193.7
Term Loan, varying interest rate, due 2021	1,980.0	(16.7)	(49.2)	1,914.1
2018 Notes	250.0	—	(2.0)	248.0
2020 Notes	300.0	—	(3.6)	296.4
2021 Notes	350.0	(1.8)	(5.6)	342.6
Secured Notes	950.0	—	(16.4)	933.6
Unsecured Notes	2,200.0	—	(42.1)	2,157.9
Capital lease obligations, 3.9% interest as of December 31, 2015 payable monthly through 2019	25.7	—	—	25.7
Total long-term debt outstanding	$8,404.7	$(26.3)	$(171.4)	$8,207.0
Less: current portion of long-term debt				(50.3)
Long-term debt, excluding current portion				$8,156.7
Senior Secured Credit Facilities
We and certain of our subsidiaries are party to a credit agreement dated as of October 18, 2013, as amended, by and among SGI, as the borrower, SGC, as a guarantor, Bank of America, N.A., as administrative agent, and the lenders and other agents party thereto. This credit facility includes the term loans due in 2020 and 2021, each as set forth in the above table, and a $592.6 million revolving credit facility. Up to $350.0 million of the revolving credit facility is available for issuances of letters of credit.
All of the debt incurred under this credit agreement is subject to accelerated maturity depending on our liquidity at the times each of the 2018 Notes, 2020 Notes and 2021 Notes become due.
2020 Notes and 2021 Notes
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
Social Gaming Unrestricted Subsidiary Designation
In order to provide flexibility for potential future growth opportunities with respect to our social gaming business, during the third quarter of 2016 we designated certain of our wholly owned direct and indirect subsidiaries, which hold substantially all of the assets of, and operate, our social gaming business, as “Unrestricted Subsidiaries” under our credit agreement and each of the indentures governing the 2018 Notes, 2020 Notes, 2021 Notes, Secured Notes and Unsecured Notes. As a result of such designations, these social gaming subsidiaries are not guarantors under our credit agreement and indentures and are not obligated to comply with many of the covenants set forth in those agreements and that remain applicable to us and our restricted subsidiaries. In addition, except to the extent of cash distributions from these social gaming subsidiaries to us or our restricted subsidiaries, the assets, liabilities and financial results of these social gaming subsidiaries will be excluded from the calculation of the applicable financial metrics required by these agreements, including our credit agreement’s maintenance covenant, which is based on our consolidated net first lien leverage. Following these designations, the social gaming subsidiaries remain wholly owned direct and indirect subsidiaries of the Company.
For additional information regarding our senior secured credit facilities, 2018 Notes, 2020 Notes, 2021 Notes, Secured Notes, Unsecured Notes and capital lease obligations, see Note 15 in our 2015 10-K.
Fair Value of Debt
The estimated fair value of our long-term debt as of September 30, 2016 and December 31, 2015 was approximately $7,976.0 million and $6,931.6 million, respectively. We estimate the fair value of debt based on quoted market prices of our securities, if available, and indicative pricing derived from market information. We categorize inputs used to measure the fair value of debt as Level 2 in the fair value hierarchy due to the low volume and frequency of transactions in the market.

(12) Fair Value Measurements
We determine the fair value of our financial assets and liabilities by reference to market data and other valuation techniques as appropriate. We believe the fair value of our financial instruments, which are principally cash and cash equivalents, accounts receivable, other current assets, accounts payable and accrued liabilities, approximates their recorded values due to the short-term nature of these instruments. Our assets and liabilities measured at fair value on a recurring basis are described below.
Interest rate swap contracts
We hedge a portion of our variable rate debt to effectively fix the interest rates that we pay. We have interest rate swap contracts designated as cash flow hedges under ASC 815. Under these hedges, we pay interest at a weighted-average fixed rate of 2.151% and receive interest at the greater of 1% or the prevailing three-month LIBOR rate.
These hedges are highly effective in offsetting changes in our future expected cash flows due to the fluctuation in the three-month LIBOR rate associated with our variable rate debt. The effectiveness of these hedges is measured quarterly on a retrospective basis. As a result of the effective matching of the critical terms on our variable rate debt being hedged to the hedging instruments being used, we have not measured any hedge ineffectiveness to date. All gains and losses from these hedges are recorded in Other comprehensive income (loss) until the future underlying payment transactions occur. Any realized gains or losses resulting from the hedges will be recognized (together with the hedged transaction) as interest expense. We estimate the fair value of our interest rate swap contracts by discounting the future cash flows of both the fixed rate and variable rate interest payments based on market yield curves. The inputs used to measure the fair value of our interest rate swap contracts are categorized as Level 2 in the fair value hierarchy.
The following table shows the losses (gains) on our interest rate swap contracts:

	Three Months Ended		Nine Months Ended
	September 30,		September 30,
	2016	2015	2016	2015
Losses (gains) recorded in accumulated other comprehensive loss, net of tax	$(2.7)	$1.7	$(6.3)	$1.0
Realized (gains) losses recorded in interest expense	2.0	(0.6)	6.1	1.1
We expect to reclassify additional losses of $8.2 million from accumulated other comprehensive loss to interest expense in the next twelve months. The following table shows the fair value of our hedges:

	September 30, 2016	December 31, 2015
Accrued liabilities	$8.2	$7.9
Other long-term liabilities	1.7	4.0
Total fair value	$9.9	$11.9
Other
As of September 30, 2016 and December 31, 2015, we had $15.3 million and $16.7 million of assets held for sale, respectively, which consisted of our Waukegan, Illinois manufacturing facility and a portion of our Chicago, Illinois R&D campus. During the second quarter of 2016, we sold the portion of our Chicago, Illinois R&D campus which was previously held for sale at a price that materially approximated the carrying amount, less selling costs. During the third quarter of 2016, we classified additional office buildings located in our Chicago, Illinois R&D campus as assets held for sale. The carrying amount of these buildings approximated the fair market value, less expected costs to sell. During the third quarter of 2016, we recorded a non-cash impairment charge of $5.7 million in D&A related to our Waukegan manufacturing facility. Assets held for sale are included within Prepaid expenses, deposits and other current assets and are reported at the lower of the carrying amount or fair market value, less expected costs to sell, which approximated the fair value as of September 30, 2016 and December 31, 2015. We measured the fair value of assets held for sale under a market approach and have categorized such measurements as Level 3 in the fair value hierarchy.

(13) Stockholders' Deficit
Stock-based and other incentive compensation
We provide stock-based compensation using stock options and RSUs. We also previously offered an ESPP through September 30, 2015, when the shares allocated to this plan were fully issued and the ESPP terminated in accordance with its terms. See Note 18 in our 2015 10-K. At the Annual Meeting, our stockholders approved the adoption of a new ESPP. The first offering period under the new ESPP will commence on January 1, 2017. A summary of our stock-based compensation plans follows:

As of September 30, 2016
Options outstanding	3.2
Remaining unrecognized expense related to unvested options	$8.3

RSUs Outstanding	5.6
Remaining unrecognized expense related to unvested RSUs	$52.8

	Three Months Ended		Nine Months Ended
	September 30,		September 30,
	2016	2015	2016	2015
Stock-based compensation expense recognized:
Related to vesting of stock options	$2.9	$0.6	$4.2	$1.5
Related to vesting of RSUs	8.1	6.6	19.3	17.6
Total	$11.0	$7.2	$23.5	$19.1

On August 5, 2016, we announced that Kevin Sheehan succeeded M. Gavin Isaacs as President and Chief Executive Officer of the Company. On August 10, 2016, Mr. Sheehan received sign-on equity awards consisting of (a) 400,000 performance-conditioned restricted stock units that will vest based on achievement of specified performance conditions over a three-year period and (b) equity awards with a grant date value equal to approximately 250% of his base salary, prorated based on the number of days Mr. Sheehan will be employed in 2016, and consisting of (i) restricted stock units and stock options, each with a four-year vesting schedule and (ii) performance-conditioned stock options vesting over a four-year period.

(14) Employee Benefit Plans
We have defined benefit pension plans for our U.K.-based union employees (the "U.K. Plan") and certain Canadian-based employees (the "Canadian Plan"). Retirement benefits under the U.K. Plan are generally based on an employee's average compensation over the two years preceding retirement. Retirement benefits under the Canadian Plan are generally based on the number of years of credited service. Our policy is to fund the minimum contribution permissible by the applicable authorities. See Note 19 in our 2015 10-K. We recognized no material costs in 2015 and 2016 under these plans.

We have a 401(k) plan for U.S.-based employees. Those employees who participate in our 401(k) plan are eligible to receive matching contributions of 35% from us for participant contributions up to the first 6% of their compensation (as defined in the plan document). Contribution expense for the three months ended September 30, 2016 and 2015 was $2.8 million and $2.0 million, respectively. Contribution expense for the nine months ended September 30, 2016 and 2015 was $8.6 million and $7.8 million, respectively.

(15) Income Taxes
The effective income tax rates for the three and nine months ended September 30, 2016 were 16.6% and 19.4%, respectively, and 7.0% and 14.2% for the three and nine months ended September 30, 2015, respectively, and were determined using an estimated annual effective tax rate after considering any discrete items for such periods.
As of each reporting date, management considers new evidence, both positive and negative, that could affect its view of the future realization of deferred tax assets. The Company has remained in a three year cumulative loss in the U.S. federal tax jurisdiction. As of September 30, 2016, on the basis of this evaluation and considering the projected U.S. pre-tax losses for 2016 and the resulting net U.S. deferred tax asset position anticipated to occur during 2016, a valuation allowance has been contemplated as a component of the estimated annual effective tax rate in order to recognize only the portion of the benefit related to current year losses that is more likely than not to be realized.

As of December 31, 2015, the Company remained in a net U.S. deferred tax liability position and therefore a valuation allowance against its U.S. deferred tax assets was only necessary for certain state deferred tax assets and U.S. foreign tax credit carryforwards. The Company maintained other valuation allowances for certain non-U.S. jurisdictions with cumulative losses. The Company is projecting a pre-tax loss for its U.S. operations in 2016 in an amount that will more than exceed, on an after tax basis, the net deferred tax liability recorded as of December 31, 2015. Thus, we are projecting to be in a net U.S. deferred tax asset position at December 31, 2016, exclusive of the valuation allowance.
Our effective income tax rate on foreign earnings is impacted by the mix of income and the statutory tax rates in our foreign jurisdictions, which range from a low of 0% to a high of 39%. The foreign jurisdictions that had the most impact on our foreign income tax expense (benefit) in the three and nine months ended September 30, 2016 included Austria, Bermuda, Canada, India, Ireland and the U.K.

(16) Litigation
The Company is involved in various legal proceedings, including those discussed below. We record an accrual for legal contingencies when it is both probable that a liability has been incurred and the amount or range of the loss can be reasonably estimated (although, as discussed below, there may be an exposure to loss in excess of the accrued liability). We evaluate our accruals for legal contingencies at least quarterly and, as appropriate, establish new accruals or adjust existing accruals to reflect (1) the facts and circumstances known to us at the time, including information regarding negotiations, settlements, rulings and other relevant events and developments, (2) the advice and analyses of counsel and (3) the assumptions and judgment of management. Legal costs associated with our legal proceedings are expensed as incurred. We had accrued liabilities of $8.2 million and $16.4 million for all of our legal matters that were contingencies as of September 30, 2016 and December 31, 2015, respectively.

Substantially all of our legal contingencies are subject to significant uncertainties and, therefore, determining the likelihood of a loss and/or the measurement of any loss involves a series of complex judgments about future events. Consequently, the ultimate outcomes of our legal contingencies could result in losses in excess of amounts we have accrued. We may be unable to estimate a range of possible losses for some matters pending against the Company or its subsidiaries, even when the amount of damages claimed against the Company or its subsidiaries is stated because, among other things: (1) the claimed amount may be exaggerated or unsupported; (2) the claim may be based on a novel legal theory or involve a large number of parties; (3) there may be uncertainty as to the likelihood of a class being certified or the ultimate size of the class; (4) there may be uncertainty as to the outcome of pending appeals or motions; (5) the matter may not have progressed sufficiently through discovery or there may be significant factual or legal issues to be resolved or developed; and/or (6) there may be uncertainty as to the enforceability of legal judgments and outcomes in certain jurisdictions. Other matters have progressed sufficiently that we are able to estimate a range of possible loss. For those legal contingencies disclosed below, as well as those related to the previously disclosed settlement agreement entered into in February 2015 with SNAI S.p.a., as to which a loss is reasonably possible, whether in excess of a related accrued liability or where there is no accrued liability, and for which we are able to estimate a range of possible loss, the current estimated range is up to approximately $13.5 million in excess of the accrued liabilities (if any) related to those legal contingencies. This aggregate range represents management's estimate of additional possible loss in excess of the accrued liabilities (if any) with respect to these matters based on currently available information, including any damages claimed by the plaintiffs, and is subject to significant judgment and a variety of assumptions and inherent uncertainties. For example, at the time of making an estimate, management may have only preliminary, incomplete, or inaccurate information about the facts underlying a claim; its assumptions about the future rulings of the court or other tribunal on significant issues, or the behavior and incentives of adverse parties, regulators, indemnitors or co‑defendants, may prove to be wrong; and the outcomes it is attempting to predict are often not amenable to the use of statistical or other quantitative analytical tools. In addition, from time to time an outcome may occur that management had not accounted for in its estimate because it had considered that outcome to be remote. Furthermore, as noted above, the aggregate range does not include any matters for which the Company is not able to estimate a range of possible loss. Accordingly, the estimated aggregate range of possible loss does not represent our maximum loss exposure. Any such losses could have a material adverse impact on our results of operations, cash flows or financial condition. The legal proceedings underlying the estimated range will change from time to time and actual results may vary significantly from the current estimate.
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
In June 1999, Ecosalud filed a collection proceeding against SGI to enforce the liquidation resolution and recover the claimed damages. In May 2013, the Tribunal denied SGI's merit defenses to the collection proceeding and issued an order of payment of approximately 90 billion Colombian pesos (or approximately $30.6 million), plus default interest potentially accrued since 1994 at a 12% statutory interest rate. SGI has filed an appeal to the Council of State, which appeal has stayed the payment order.
SGI believes it has various defenses, including on the merits, against Ecosalud's claims. Although we believe these claims will not result in a material adverse effect on our consolidated results of operations, cash flows or financial position, it is not feasible to predict the final outcome and there can be no assurance that these claims will not ultimately be resolved adversely to us or result in material liability.
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

(17) Subsequent Events

On November 3, 2016, we announced that we began implementing a new business improvement initiative, which we expect will streamline our organization, increase our efficiencies, and significantly reduce our operating costs once the initiative is fully implemented. These cost savings are expected to be achieved across all our divisions and will encompass a combination of headcount reductions, facilities streamlining, and reductions in other operating costs. We anticipate Restructuring and other costs of approximately $20 million in the fourth quarter of 2016. The mostly cash payments related to this charge are anticipated to be incurred during the fourth quarter of 2016.

(18) Financial Information for Guarantor Subsidiaries and Non-Guarantor Subsidiaries
We conduct substantially all of our business through our U.S. and foreign subsidiaries. As of September 30, 2016, SGI's obligations under the 2020 Notes, the 2021 Notes, the Secured Notes and the Unsecured Notes were fully and unconditionally and jointly and severally guaranteed by SGC and the Guarantor Subsidiaries other than SGI. As of September 30, 2016, our 2018 Notes, which were issued by SGC, were fully and unconditionally and jointly and severally guaranteed by the Guarantor Subsidiaries. The guarantees of our 2018 Notes, 2020 Notes, 2021 Notes, Secured Notes and Unsecured Notes will terminate under the following customary circumstances: (1) the sale or disposition of the capital stock of the guarantor (including by consolidation or merger of the guarantor into another person); (2) the liquidation or dissolution of the guarantor; (3) the defeasance or satisfaction and discharge of the notes; (4) the release of the guarantor from any guarantees of indebtedness of SGC and SGI (or, in the case of the 2018 Notes, the release of the guarantor from any guarantees of indebtedness of SGC); and (5) in the case of the 2020 Notes, the 2021 Notes and the Secured Notes and the Unsecured Notes, the proper designation of the guarantor as an unrestricted subsidiary pursuant to the indenture governing the respective Notes.
During the third quarter, we designated certain of our wholly owned direct and indirect subsidiaries that hold substantially all of the assets of, and operate, our social gaming business, as “Unrestricted Subsidiaries” under our credit agreement and each of the indentures governing the 2018 Notes, 2020 Notes, 2021 Notes, Secured Notes and Unsecured Notes. As a result of these designations, our 100%-owned social gaming subsidiaries are no longer guarantors under our credit agreement and indentures. Therefore, the historical condensed consolidating financial information presented has been reclassified to show the nature of assets held, results of operations and cash flows assuming the "Unrestricted Subsidiary" designations were in effect at the beginning of all periods presented, consistent with their status as non-guarantors as of September 30, 2016. The affected subsidiaries are no longer allocated interest in this condensed consolidating financial information due to their present status as non-guarantors. Accordingly, for all periods presented, we no longer present an allocation of interest to any entities, including the Unrestricted Subsidiaries, other than the legal entity issuer of the associated debt.
Presented below is condensed consolidating financial information for (1) SGC, (2) SGI, (3) the Guarantor Subsidiaries and (4) the Non-Guarantor Subsidiaries as of September 30, 2016 and December 31, 2015 and for the three and nine months ended September 30, 2016 and 2015. The condensed consolidating financial information has been presented to show the nature of assets held, results of operations and cash flows of SGC, SGI, the Guarantor Subsidiaries and the Non-Guarantor Subsidiaries assuming the guarantee structures of our credit agreement, the 2018 Notes, the 2020 Notes, the 2021 Notes, the Secured Notes and the Unsecured Notes were in effect at the beginning of the periods presented.
The condensed consolidating financial information reflects the investments of SGC in SGI and in the Guarantor Subsidiaries and Non-Guarantor Subsidiaries using the equity method of accounting. They also reflect the investments of the Guarantor Subsidiaries in the Non-Guarantor Subsidiaries. Net changes in intercompany due from/due to accounts are reported in the accompanying Supplemental Condensed Consolidating Statements of Cash Flows as investing activities if the applicable entities have a net investment (asset) in intercompany accounts and as a financing activity if the applicable entities have a net intercompany borrowing (liability) balance.

SCIENTIFIC GAMES CORPORATION AND SUBSIDIARIES
SUPPLEMENTAL CONDENSED CONSOLIDATING BALANCE SHEET
As of September 30, 2016

	SGC (Parent and Issuer1)	SGI (Issuer2)	Guarantor Subsidiaries	Non-Guarantor Subsidiaries	Eliminating Entries	Consolidated
Assets
Cash and cash equivalents	$42.7	$0.5	$—	$84.8	$(7.1)	$120.9
Restricted cash	—	—	24.2	0.1	—	24.3
Accounts receivable, net	—	58.2	193.2	213.9	—	465.3
Notes receivable, net	—	—	94.3	34.7	—	129.0
Inventories	—	37.9	93.2	156.8	(17.8)	270.1
Prepaid expenses, deposits and other current assets	32.2	17.5	35.2	41.1	—	126.0
Property and equipment, net	8.1	106.3	406.8	166.1	(23.5)	663.8
Investment in subsidiaries	3,166.1	859.5	888.1	—	(4,913.7)	—
Goodwill	—	188.3	1,931.7	871.0	—	2,991.0
Intangible assets, net	196.5	38.5	1,386.0	220.0	—	1,841.0
Intercompany balances	—	5,505.1	—	89.3	(5,594.4)	—
Software, net	71.0	22.9	285.5	51.7	—	431.1
Other assets	270.1	223.9	44.8	217.9	(442.6)	314.1
Total assets	$3,786.7	$7,058.6	$5,383.0	$2,147.4	$(10,999.1)	$7,376.6
Liabilities and stockholders' (deficit) equity
Current portion of long-term debt	$—	$43.0	$—	$6.6	$—	$49.6
Other current liabilities	66.7	194.0	206.9	208.4	(7.1)	668.9
Long-term debt, excluding current portion	248.5	7,774.2	—	11.1	—	8,033.8
Other long-term liabilities	179.4	12.1	517.4	108.0	(442.6)	374.3
Intercompany balances	5,042.1	—	552.3	—	(5,594.4)	—
Stockholders' (deficit) equity	(1,750.0)	(964.7)	4,106.4	1,813.3	(4,955.0)	(1,750.0)
Total liabilities and stockholders' (deficit) equity	$3,786.7	$7,058.6	$5,383.0	$2,147.4	$(10,999.1)	$7,376.6

1 - Issuer of obligations under the 2018 Notes.
2 - Issuer of obligations under the 2020 Notes, the 2021 Notes, the Secured Notes and the Unsecured Notes.

SCIENTIFIC GAMES CORPORATION AND SUBSIDIARIES
SUPPLEMENTAL CONDENSED CONSOLIDATING BALANCE SHEET
As of December 31, 2015

	SGC (Parent and Issuer1)	SGI (Issuer2)	Guarantor Subsidiaries	Non-Guarantor Subsidiaries	Eliminating Entries	Consolidated
Assets
Cash and cash equivalents	$43.2	$—	$0.5	$85.0	$—	$128.7
Restricted cash	—	—	20.0	0.2	—	20.2
Accounts receivable, net	—	94.6	223.0	169.5	—	487.1
Notes receivable, net	—	—	114.2	53.5	—	167.7
Inventories	—	36.9	104.2	119.6	(12.2)	248.5
Prepaid expenses, deposits and other current assets	26.8	7.0	51.0	38.5	—	123.3
Property and equipment, net	8.2	106.4	501.1	189.8	(11.5)	794.0
Investment in subsidiaries	3,319.6	838.1	819.0	—	(4,976.7)	—
Goodwill	—	186.0	1,934.0	893.7	—	3,013.7
Intangible assets, net	138.3	39.8	1,505.0	236.9	—	1,920.0
Intercompany balances	—	5,857.1	—	—	(5,857.1)	—
Software, net	35.6	32.7	358.0	59.6	—	485.9
Other assets	232.5	123.4	51.8	241.7	(306.3)	343.1
Total assets	$3,804.2	$7,322.0	$5,681.8	$2,088.0	$(11,163.8)	$7,732.2
Liabilities and stockholders' (deficit) equity
Current portion of long-term debt	$—	$43.0	$—	$7.3	$—	$50.3
Other current liabilities	63.7	150.5	238.8	150.6	—	603.6
Long-term debt, excluding current portion	248.0	7,890.3	—	18.4	—	8,156.7
Other long-term liabilities	119.1	14.5	502.1	87.7	(306.3)	417.1
Intercompany balances	4,868.9	—	966.8	21.4	(5,857.1)	—
Stockholders' (deficit) equity	(1,495.5)	(776.3)	3,974.1	1,802.6	(5,000.4)	(1,495.5)
Total liabilities and stockholders' (deficit) equity	$3,804.2	$7,322.0	$5,681.8	$2,088.0	$(11,163.8)	$7,732.2

1 - Issuer of obligations under the 2018 Notes.
2 - Issuer of obligations under the 2020 Notes, the 2021 Notes, the Secured Notes and the Unsecured Notes.

SCIENTIFIC GAMES CORPORATION AND SUBSIDIARIES
SUPPLEMENTAL CONDENSED CONSOLIDATING STATEMENT OF
OPERATIONS AND COMPREHENSIVE LOSS
Three Months Ended September 30, 2016

	SGC (Parent and Issuer1)	SGI (Issuer2)	Guarantor Subsidiaries	Non-Guarantor Subsidiaries	Eliminating Entries	Consolidated
Revenue	$—	$114.2	$330.8	$358.4	$(83.4)	$720.0
Cost of services, cost of product sales and cost of instant games (3)	—	81.8	86.1	189.8	(83.4)	274.3
Selling, general and administrative	30.9	14.8	43.1	64.0	—	152.8
Research and development	2.1	1.6	38.3	11.9	—	53.9
Restructuring and other	14.3	0.2	(0.7)	—	—	13.8
Depreciation, amortization and impairments	13.8	8.7	140.6	28.6	—	191.7
Operating (loss) income	(61.1)	7.1	23.4	64.1	—	33.5
Interest expense	(5.3)	(159.5)	—	(0.6)	—	(165.4)
Other (expense) income, net	(13.9)	54.7	(26.7)	(0.8)	—	13.3
Net (loss) income before equity in income of subsidiaries and income taxes	(80.3)	(97.7)	(3.3)	62.7	—	(118.6)
Equity in income of subsidiaries	18.1	7.5	37.9	—	(63.5)	—
Income tax (expense) benefit	(36.7)	99.2	(16.9)	(25.9)	—	19.7
Net (loss) income	$(98.9)	$9.0	$17.7	$36.8	$(63.5)	$(98.9)

Other comprehensive income (loss)	5.2	2.1	(48.0)	19.0	26.9	5.2
Comprehensive (loss) income	$(93.7)	$11.1	$(30.3)	$55.8	$(36.6)	$(93.7)

1 - Issuer of obligations under the 2018 Notes.
2 - Issuer of obligations under the 2020 Notes, the 2021 Notes, the Secured Notes and the Unsecured Notes.
3 - Exclusive of D&A.

SCIENTIFIC GAMES CORPORATION AND SUBSIDIARIES
SUPPLEMENTAL CONDENSED CONSOLIDATING STATEMENT OF
OPERATIONS AND COMPREHENSIVE LOSS
Three Months Ended September 30, 2015

	SGC (Parent and Issuer1)	SGI (Issuer2)	Guarantor Subsidiaries	Non-Guarantor Subsidiaries	Eliminating Entries	Consolidated
Revenue	$—	$106.5	$370.7	$270.4	$(76.0)	$671.6
Cost of services, cost of product sales and cost of instant games (3)	—	77.7	113.1	135.2	(76.0)	250.0
Selling, general and administrative	16.2	15.9	59.2	45.5	—	136.8
Research and development	—	0.8	35.4	9.7	—	45.9
Restructuring and other	1.4	0.6	2.9	0.7	—	5.6
Depreciation, amortization and impairments	8.3	10.5	232.2	35.5	—	286.5
Goodwill impairment	—	—	802.9	132.1	—	935.0
Operating (loss) income	(25.9)	1.0	(875.0)	(88.3)	—	(988.2)
Interest expense	(5.2)	(161.4)	—	(0.2)	—	(166.8)
Other (expense) income, net	6.9	19.3	(8.2)	(22.5)	—	(4.5)
Net loss before equity in (loss) income of subsidiaries and income taxes	(24.2)	(141.1)	(883.2)	(111.0)	—	(1,159.5)
Equity in (loss) income of subsidiaries	(1,137.5)	11.8	(143.6)	—	1,269.3	—
Income tax benefit (expense)	83.5	(0.1)	(0.9)	(1.2)	—	81.3
Net loss	$(1,078.2)	$(129.4)	$(1,027.7)	$(112.2)	$1,269.3	$(1,078.2)

Other comprehensive (loss) income	(49.0)	(3.1)	56.8	(104.1)	50.4	(49.0)
Comprehensive loss	$(1,127.2)	$(132.5)	$(970.9)	$(216.3)	$1,319.7	$(1,127.2)

1 - Issuer of obligations under the 2018 Notes.
2 - Issuer of obligations under the 2020 Notes, the 2021 Notes, the Secured Notes and the Unsecured Notes.
3 - Exclusive of D&A.

SCIENTIFIC GAMES CORPORATION AND SUBSIDIARIES
SUPPLEMENTAL CONDENSED CONSOLIDATING STATEMENT OF
OPERATIONS AND COMPREHENSIVE LOSS
Nine Months Ended September 30, 2016

	SGC (Parent and Issuer1)	SGI (Issuer2)	Guarantor Subsidiaries	Non-Guarantor Subsidiaries	Eliminating Entries	Consolidated
Revenue	$—	$355.8	$1,047.0	$942.2	$(213.8)	$2,131.2
Cost of instant games, cost of services and cost of product sales (3)	—	250.8	275.2	494.6	(213.8)	806.8
Selling, general and administrative	91.9	37.6	132.8	177.7	—	440.0
Research and development	4.8	6.3	109.1	35.2	—	155.4
Restructuring and other	14.3	0.4	3.3	2.7	—	20.7
Depreciation, amortization and impairments	39.5	29.9	407.3	88.7	—	565.4
Operating (loss) income	(150.5)	30.8	119.3	143.3	—	142.9
Interest expense	(15.8)	(480.0)	—	(0.6)	—	(496.4)
Gain on early extinguishment of debt	—	25.2	—	—	—	25.2
Other (expense) income, net	(64.2)	157.5	(73.9)	7.5	—	26.9
Net (loss) income before equity in (loss) income of subsidiaries and income taxes	(230.5)	(266.5)	45.4	150.2	—	(301.4)
Equity in (loss) income of subsidiaries	(22.7)	37.8	85.3	—	(100.4)	—
Income tax benefit (expense)	10.3	99.2	(16.8)	(34.2)	—	58.5
Net (loss) income	$(242.9)	$(129.5)	$113.9	$116.0	$(100.4)	$(242.9)

Other comprehensive (loss) income	(27.4)	5.0	(54.2)	(11.8)	61.0	(27.4)
Comprehensive (loss) income	$(270.3)	$(124.5)	$59.7	$104.2	$(39.4)	$(270.3)

1 - Issuer of obligations under the 2018 Notes.
2 - Issuer of obligations under the 2020 Notes, the 2021 Notes, the Secured Notes and the Unsecured Notes.
3 - Exclusive of D&A.

SCIENTIFIC GAMES CORPORATION AND SUBSIDIARIES
SUPPLEMENTAL CONDENSED CONSOLIDATING STATEMENT OF
OPERATIONS AND COMPREHENSIVE LOSS
Nine Months Ended September 30, 2015

	SGC (Parent and Issuer1)	SGI (Issuer2)	Guarantor Subsidiaries	Non-Guarantor Subsidiaries	Eliminating Entries	Consolidated
Revenue	$—	$324.1	$1,163.3	$811.0	$(276.6)	$2,021.8
Cost of instant games, cost of services and cost of product sales (3)	—	238.0	371.4	447.9	(276.6)	780.7
Selling, general and administrative	47.8	50.5	186.9	138.4	—	423.6
Research and development	—	3.6	108.5	28.7	—	140.8
Restructuring and other	4.6	1.5	9.6	3.3	—	19.0
Depreciation, amortization and impairments	24.3	30.1	528.2	110.3	—	692.9
Goodwill impairment	—	—	802.9	132.1	—	935.0
Operating (loss) income	(76.7)	0.4	(844.2)	(49.7)	—	(970.2)
Interest expense	(15.8)	(481.3)	—	(0.4)	—	(497.5)
Other (expense) income, net	24.9	55.2	(77.0)	(11.1)	—	(8.0)
Net loss before equity in (loss) income of subsidiaries and income taxes	(67.6)	(425.7)	(921.2)	(61.2)	—	(1,475.7)
Equity in (loss) income of subsidiaries	(1,412.1)	41.1	(112.6)	—	1,483.6	—
Income tax benefit (expense)	212.9	(0.2)	(7.0)	3.2	—	208.9
Net loss	$(1,266.8)	$(384.8)	$(1,040.8)	$(58.0)	$1,483.6	$(1,266.8)

Other comprehensive (loss) income	(136.1)	(12.9)	48.4	(181.4)	145.9	(136.1)
Comprehensive loss	$(1,402.9)	$(397.7)	$(992.4)	$(239.4)	$1,629.5	$(1,402.9)

1 - Issuer of obligations under the 2018 Notes.
2 - Issuer of obligations under the 2020 Notes, the 2021 Notes, the Secured Notes and the Unsecured Notes.
3 - Exclusive of D&A.

SCIENTIFIC GAMES CORPORATION AND SUBSIDIARIES
SUPPLEMENTAL CONDENSED CONSOLIDATING STATEMENT OF CASH FLOWS
Nine Months Ended September 30, 2016

	SGC (Parent and Issuer1)	SGI (Issuer2)	Guarantor Subsidiaries	Non-Guarantor Subsidiaries	Eliminating Entries	Consolidated
Net cash (used in) provided by operating activities	$(213.3)	$(157.0)	$494.3	$225.9	$(7.1)	$342.8
Cash flows from investing activities:
Capital expenditures	(36.6)	(22.1)	(110.4)	(45.3)	—	(214.4)
Distributions of capital on equity investments	—	—	—	24.0	—	24.0
Restricted Cash	—	—	(3.5)	—	—	(3.5)
Changes in other assets and liabilities and other	—	—	6.1	—	—	6.1
Other, principally change in intercompany investing activities	—	296.8	—	(198.8)	(98.0)	—
Net cash (used in) provided by investing activities	(36.6)	274.7	(107.8)	(220.1)	(98.0)	(187.8)
Cash flows from financing activities:
Net payments of long-term debt including repurchases of notes	—	(117.2)	—	(5.3)	—	(122.5)
Payments on license obligations	(24.2)	—	(10.3)	—	—	(34.5)
Redemptions of common stock under stock-based compensation plans	(4.7)	—	—	—	—	(4.7)
Other, principally change in intercompany financing activities	278.3	—	(376.3)	—	98.0	—
Net cash provided by (used in) financing activities	249.4	(117.2)	(386.6)	(5.3)	98.0	(161.7)
Effect of exchange rate changes on cash and cash equivalents	—	—	(0.4)	(0.7)	—	(1.1)
(Decrease) increase in cash and cash equivalents	(0.5)	0.5	(0.5)	(0.2)	(7.1)	(7.8)
Cash and cash equivalents, beginning of period	43.2	—	0.5	85.0	—	128.7
Cash and cash equivalents, end of period	$42.7	$0.5	$—	$84.8	$(7.1)	$120.9

1 - Issuer of obligations under the 2018 Notes.
2 - Issuer of obligations under the 2020 Notes, the 2021 Notes, the Secured Notes and the Unsecured Notes.

SCIENTIFIC GAMES CORPORATION AND SUBSIDIARIES
SUPPLEMENTAL CONDENSED CONSOLIDATING STATEMENT OF CASH FLOWS
Nine Months Ended September 30, 2015

	SGC (Parent and Issuer1)	SGI (Issuer2)	Guarantor Subsidiaries	Non-Guarantor Subsidiaries	Eliminating Entries	Consolidated
Net cash (used in) provided by operating activities	$(26.7)	$(339.9)	$454.6	$167.5	$—	$255.5
Cash flows from investing activities:
Capital expenditures	(12.8)	(19.7)	(168.0)	(33.1)	—	(233.6)
Distributions of capital on equity investments	—	1.0	—	36.0	—	37.0
Restricted cash	—	—	9.3	—	—	9.3
Changes in other assets and liabilities and other	—	(0.1)	5.1	5.1	—	10.1
Other, principally change in intercompany investing activities	—	461.4	—	—	(461.4)	—
Net cash (used in) provided by investing activities	(12.8)	442.6	(153.6)	8.0	(461.4)	(177.2)
Cash flows from financing activities:
Net payments on long-term debt	—	(102.3)	—	(6.5)	—	(108.8)
Payments on license obligations	(19.5)	—	(12.5)	—	—	(32.0)
Contingent earnout payments	—	—	(0.5)	—	—	(0.5)
Issuance (redemptions) of common stock under stock-based compensation plans	0.5	—	(37.1)	(110.2)	147.2	0.4
Other, principally change in intercompany financing activities	37.9	—	(270.6)	(81.5)	314.2	—
Net cash provided by (used in) financing activities	18.9	(102.3)	(320.7)	(198.2)	461.4	(140.9)
Effect of exchange rate changes on cash and cash equivalents	—	(0.5)	(0.8)	(5.8)	—	(7.1)
Decrease in cash and cash equivalents	(20.6)	(0.1)	(20.5)	(28.5)	—	(69.7)
Cash and cash equivalents, beginning of period	37.9	0.1	27.3	106.5	—	171.8
Cash and cash equivalents, end of period	$17.3	$—	$6.8	$78.0	$—	$102.1

1 - Issuer of obligations under the 2018 Notes.
2 - Issuer of obligations under the 2020 Notes, the 2021 Notes, the Secured Notes and the Unsecured Notes.

Item 2. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS
The following discussion is intended to enhance the reader's understanding of our operations and current business environment and should be read in conjunction with the description of our business included under Item 1 "Financial Statements" in this Quarterly Report on Form 10-Q, Item 1A. "Risk Factors" in our Quarterly Report on Form 10-Q for the period ended June 30, 2016 and our "Management’s Discussion and Analysis of Financial Condition and Results of Operations," "Business" and "Risk Factors" sections included in our 2015 10-K.
This "Management's Discussion and Analysis of Financial Condition and Results of Operations" ("MD&A") contains forward-looking statements within the meaning of the Private Securities Litigation Reform Act of 1995 and should be read in conjunction with the disclosures and information contained and referenced under "Forward-Looking Statements" in this Quarterly Report on Form 10-Q, "Risk Factors" included in our Quarterly Report on Form 10-Q for the period ended June 30, 2016 and "Risk Factors" included in our 2015 10-K. As used in this MD&A, the terms "we," "us," "our" and the "Company" mean SGC together with its consolidated subsidiaries.

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
Current Events
On November 3, 2016, we announced that we began implementing a new business improvement initiative, which we expect will streamline our organization, increase our efficiencies, and reduce our costs by approximately $75 million on an annualized basis once the initiative is fully implemented. These cost savings are expected to be achieved across all our divisions and will encompass a combination of headcount reductions, facilities streamlining, and reductions in other operating costs. We anticipate Restructuring and other costs of approximately $20 million in the fourth quarter of 2016. The mostly cash payments related to this charge are anticipated to be incurred during the fourth quarter of 2016.
Segments
We report our operations in three business segments — Gaming, Lottery and Interactive — representing our different products and services. See "— Business Segments Results" below and Note 2 for additional business segment information.
Foreign Exchange
Our results are impacted by changes in foreign currency exchange rates used in the translation of foreign functional currencies into USD and the re-measurement of foreign currency transactions or balances. The impact of foreign currency exchange rate fluctuations represents the difference between current rates and prior-period rates applied to current activity. Our exposure to foreign currency volatility on revenue is as follows:

	Three Months Ended				Nine Months Ended
	September 30,				September 30,
	2016		2015		2016		2015
(in millions)	Revenue	% Consolidated Revenue	Revenue	% Consolidated Revenue	Revenue	% Consolidated Revenue	Revenue	% Consolidated Revenue
Foreign Currency:
British Pound Sterling	$59.6	8.3%	$59.3	8.8%	$175.8	8.2%	$176.4	8.7%
Euro	33.7	4.7%	26.8	4.0%	91.4	4.3%	78.4	3.9%
Australian Dollar	40.4	5.6%	25.1	3.7%	92.4	4.3%	82.2	4.1%
We also have foreign currency exposure related to certain of our equity investments. See further information regarding our foreign exchange exposure in "Quantitative and Qualitative Disclosures About Market Risk" under Item 7A of our 2015 10-K and "Risk Factors" under Item 1A in our Quarterly Report on Form 10-Q for the period ended June 30, 2016 and "Risk Factors" included in our 2015 10-K. Total foreign currency exchange rate impact upon revenue for the three and nine months ended September 30, 2016 was $10.8 million (unfavorable) and $23.5 million (unfavorable), respectively.

CONSOLIDATED RESULTS

	Three Months Ended September 30,		Variance		Nine Months Ended September 30,		Variance
(in millions)	2016	2015	2016 vs. 2015		2016	2015	2016 vs. 2015
Total revenue	$720.0	$671.6	$48.4	7.2%	$2,131.2	$2,021.8	$109.4	5.4%
Total operating expenses	686.5	1,659.8	(973.3)	(58.6)%	1,988.3	2,992.0	(1,003.7)	(33.5)%
Operating income (loss)	33.5	(988.2)	1,021.7	(103.4)%	142.9	(970.2)	1,113.1	(114.7)%
Net loss before income taxes	(118.6)	(1,159.5)	1,040.9	(89.8)%	(301.4)	(1,475.7)	1,174.3	(79.6)%
Net loss	(98.9)	(1,078.2)	979.3	(90.8)%	(242.9)	(1,266.8)	1,023.9	(80.8)%

Three and Nine Months Ended September 30, 2016 Compared to Three and Nine Months Ended September 30, 2015

Revenue

	Three Months Ended September 30,		Variance		Nine Months Ended September 30,		Variance
(in millions)	2016	2015	2016 vs. 2015		2016	2015	2016 vs. 2015
Gaming	$448.2	$429.1	$19.1	4.5%	$1,311.8	$1,304.6	$7.2	0.6%
Lottery	186.6	191.3	(4.7)	(2.5)%	578.2	567.5	10.7	1.9%
Interactive	85.2	51.2	34.0	66.4%	241.2	149.7	91.5	61.1%
Total revenue	$720.0	$671.6	$48.4	7.2%	$2,131.2	$2,021.8	$109.4	5.4%
Gaming revenue increased for all comparable periods primarily due to higher unit sales of gaming machines and table products from global shipments, which was partially offset by a decrease in WAP and premium game lease revenue and lower systems hardware and software sales. The Gaming revenue increase included the impact of $7.8 million and $15.4 million of unfavorable currency translation in the three and nine months ended September 30, 2016, respectively.
Lottery revenue for the three month period decreased primarily due to an unfavorable $5.6 million impact resulting from the previously disclosed expiration of the CSL validation contract and $1.9 million of unfavorable currency translation, partially offset by higher lottery terminal sales. Lottery revenue for the nine month period increased (this increase was offset by an unfavorable $17.3 million impact from the expiration of the CSL validation contract and $6.1 million of unfavorable currency translation) primarily due to higher U.S. revenue, mostly driven by increased retail sales of multi-state games including sales leading up to the record $1.6 billion POWERBALL® jackpot in January 2016, and an increase in U.S. instant game sales revenue with particular strength in Participation contracts and from CSP customers for whom we provide our CSP offerings in an integrated approach, which includes a range of services from game design to support initiatives at retailers.
Interactive revenue increased for all comparable periods primarily due to growth in our social gaming business reflecting the ongoing popularity of Jackpot Party® Social Casino and the success of our recently launched Quick Hit® Slots, Hot Shot® Social Casino and Blazing 7s® Hot Shot Slots social gaming apps.

Operating Expenses

	Three Months Ended September 30,		Variance		Nine Months Ended September 30,		Variance
(in millions)	2016	2015	2016 vs. 2015		2016	2015	2016 vs. 2015
Operating expenses:
Cost of services	$98.0	$85.5	$12.5	14.6%	$294.3	$274.6	$19.7	7.2%
Cost of product sales	104.6	87.4	17.2	19.7%	299.7	293.2	6.5	2.2%
Cost of instant games	71.7	77.1	(5.4)	(7.0)%	212.8	212.9	(0.1)	0.0%
Selling, general and administrative	152.8	136.8	16.0	11.7%	440.0	423.6	16.4	3.9%
Research and development	53.9	45.9	8.0	17.4%	155.4	140.8	14.6	10.4%
Restructuring and other	13.8	5.6	8.2	146.4%	20.7	19.0	1.7	8.9%
Depreciation, amortization and impairments	191.7	286.5	(94.8)	(33.1)%	565.4	692.9	(127.5)	(18.4)%
Goodwill impairment	—	935.0	(935.0)	(100.0)%	—	935.0	(935.0)	(100.0)%
Total operating expenses	$686.5	$1,659.8	$(973.3)	(58.6)%	$1,988.3	$2,992.0	$(1,003.7)	(33.5)%
Cost of Revenue
Total cost of revenue for the three month period increased primarily due to (1) a $16.7 million increase in cost of unit shipments in Gaming corresponding to the $28.6 million growth in revenues; and (2) a $14.7 million increase in the cost of Interactive services primarily related to platform fees associated with the $34.0 million increase in Interactive revenue; partially offset by (3) a $5.4 million reduction in cost of instant games primarily due to the cancellation of the MONOPOLY MILLIONAIRES’ CLUBTM (MMC) game.
Total cost of revenue for the nine month period increased primarily due to (1) a $35.9 million increase in the cost of Interactive services primarily related to platform fees associated with the $91.5 million increase in Interactive revenue; (2) a product mix shift among the Gaming lines of business with a $14.4 million decrease in cost of gaming services, partially offset by an increase of $9.4 million related to cost of product sales; and (3) cost of instant games having offsetting factors with an increase in PPU program costs offset by an $8.0 million reduction in costs due to the cancellation of the MMC game.
Selling, general and administrative
The increase in SG&A in the comparable periods was primarily due to the following: (1) a $10.8 million and $27.7 million increase in Interactive marketing and player acquisition costs for the three and nine month comparable periods, respectively; (2) a $3.6 million and $4.0 million increase in stock based compensation for the three and nine month comparable periods, respectively, each primarily attributable to certain accelerated recognition of stock based compensation; (3) a $2.6 million increase in professional and legal services for the three month comparable period; and (4) a $15.2 million decrease in professional and legal fees for the nine month comparable period, which includes an offset of $7.5 million due to insurance proceeds received during the second quarter of 2016 in connection with the settlement of a legal matter.
Depreciation, amortization and impairments
The decrease in D&A for both comparable periods was primarily due to the non-recurrence of $128.6 million of intangible asset impairment charges recognized in the nine months ended September 30, 2015 in order to reduce the carrying amount of two trade name assets to their fair value, of which $25.0 million was recorded in the second quarter of 2015 with the remainder recorded in the third quarter of 2015.
Goodwill impairment
The decrease in goodwill impairment for both comparable periods was primarily due to the non-recurrence of a $935.0 million impairment charge recognized in the third quarter of 2015 to reduce the carrying amount of our SG gaming reporting unit goodwill to its implied fair value as a result of a change in outlook for the SG gaming reporting unit. For additional information regarding this charge, see Note 8.

Other Factors Affecting Net Loss:
Gain on early extinguishment of debt
During the second quarter of 2016, we repurchased and cancelled an aggregate principal amount of $65.9 million of our 2020 Notes and 2021 Notes for $39.9 million in cash, which resulted in a $25.2 million gain on early extinguishment of debt inclusive of a $0.8 million charge related to the write-off of unamortized debt discount and deferred financing costs associated with the extinguished debt.
Income tax benefit
We recorded an income tax benefit of $19.7 million and $58.5 million for the three and nine months ended September 30, 2016, respectively, compared to an income tax benefit of $81.3 million and $208.9 million for the three and nine months ended September 30, 2015, respectively. The effective income tax rates for the three and nine months ended September 30, 2016 were 16.6% and 19.4%, respectively, and 7.0% and 14.2% for the three and nine months ended September 30, 2015, respectively, and were determined using an estimated annual effective tax rate after considering any discrete items for such periods. For additional information regarding the changes in our effective tax rates and the variance in our income tax benefit, see Note 15.
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
We generate Gaming revenue from both services and product sales. Our services revenue includes revenue earned from WAP, premium and daily-fee Participation gaming machines, other leased gaming machines (including VLTs and electronic table games), leased table products and services (including Shufflers), casino management technology solutions and systems, PTG licensing and other services revenues. Our product sales revenue includes the sale of new and used gaming machines, electronic table games, VLTs and VGTs, casino-management technology solutions and systems, table products, conversion kits (including game, hardware or operating system conversions) and spare parts.

Current Year Update

We believe that challenging market conditions impacted our Gaming results during the first three quarters of 2016 and could continue to negatively impact our results of operations. These challenges included: (1) restrained investment in new replacement gaming machines by our existing customers; (2) increased competition for new systems, gaming operations, gaming machines and table products businesses; (3) political and economic conditions in Greece, resulting in a delay in the deployment of our VLTs; and (4) other economic and regulatory pressures that affect our business operations globally.

For the remainder of 2016, we expect to continue to face pricing pressure in our Gaming segment. We anticipate that replacement demand for gaming machines and constraints on capital spending by gaming operators will continue at current levels and that demand for gaming machines will continue to be negatively impacted by the continued consolidation of casino and other gaming operators. We anticipate that demand for our gaming systems products and services will continue at current levels due to fewer large, multi-site installation opportunities, system replacements and new casino openings throughout 2016. We have experienced a decrease in our installed base of WAP gaming machines and anticipate that our installed base of WAP, premium and daily-fee Participation gaming machines will begin to stabilize, benefiting from the release of a number of new games, including the launch of our new GameScape™ cabinet in the third quarter of 2016. The GameScape cabinet, a dedicated Participation platform, features a player-favorite branded WILLY WONKA'S WORLD OF WONKA™ game.

Results of Operations and Key Performance Indicators for Gaming

	Three Months Ended September 30,		Variance		Nine Months Ended September 30,		Variance
(in millions)	2016	2015	2016 vs. 2015		2016	2015	2016 vs. 2015
Total revenue	$448.2	$429.1	$19.1	4.5%	$1,311.8	$1,304.6	$7.2	0.6%
Total operating expenses	396.7	1,414.4	(1,017.7)	(72.0)%	1,170.2	2,259.7	(1,089.5)	(48.2)%
Operating income (loss)	$51.5	$(985.3)	$1,036.8	(105.2)%	$141.6	$(955.1)	$1,096.7	114.8%

Three and Nine Months Ended September 30, 2016 Compared to Three and Nine Months Ended September 30, 2015
Revenue

	Three Months Ended September 30,		Variance		Nine Months Ended September 30,		Variance
(in millions)	2016	2015	2016 vs. 2015		2016	2015	2016 vs. 2015
Revenue:
Gaming operations	$182.4	$193.9	$(11.5)	(5.9)%	$552.8	$577.1	$(24.3)	(4.2)%
Gaming machine sales	159.8	131.2	28.6	21.8%	448.7	397.2	51.5	13.0%
Gaming systems	57.6	59.7	(2.1)	(3.5)%	176.8	204.3	(27.5)	(13.5)%
Table products	48.4	44.3	4.1	9.3%	133.5	126.0	7.5	6.0%
Total revenue	$448.2	$429.1	$19.1	4.5%	$1,311.8	$1,304.6	$7.2	0.6%

F/X impact on revenue	$(7.8)	$(10.8)	$3.0	(27.8)%	$(15.4)	$(32.7)	$17.3	(52.9)%

KPIs:
WAP, premium and daily-fee Participation units:
Installed base at period end	21,663	22,367	(704)	(3.1)%	21,663	22,367	(704)	(3.1)%
Average daily revenue per unit	$51.61	$56.40	$(4.79)	(8.5)%	$52.47	$56.12	$(3.65)	(6.5)%

Other Participation and leased units:
Installed base at period end	47,828	45,405	2,423	5.3%	47,828	45,405	2,423	5.3%
Average daily revenue per unit	$15.31	$15.78	$(0.47)	(3.0)%	$15.54	$15.86	$(0.32)	(2.0)%

Gaming machine unit sales:
U.S. and Canadian new unit shipments	4,022	3,670	352	9.6%	13,065	12,051	1,014	8.4%
International new unit shipments	3,938	2,585	1,353	52.3%	9,311	7,741	1,570	20.3%
Total new unit shipments	7,960	6,255	1,705	27.3%	22,376	19,792	2,584	13.1%
Average sales price per new unit	$16,824	$16,287	$537	3.3%	$16,804	$15,991	$813	5.1%

Gaming Operations
Gaming operations revenue decreased as compared to both prior year periods in part due to: (1) a 704 unit decrease in the installed base of WAP, premium and daily-fee Participation gaming machines; and (2) a decrease in the average daily revenue per WAP, premium and daily-fee Participation units primarily reflecting a lower mix of higher-yielding WAP games.
These decreases were partially offset by higher revenue in the three and nine months ended September 30, 2016 resulting from: (1) a 2,423 unit increase in the ending installed base for Other Participation and leased units reflecting additional placements of electronic table games and an increase in the number of leased units in the Caribbean and other international markets during the current year; and (2) a partially offsetting decrease in the average daily revenue for our Other Participation and leased units.

Gaming Machine Sales

Gaming machine unit sales increased compared to both prior year periods due to higher global unit shipments primarily resulting from sales of the Pro Series WAVE, TwinStar™ and Dualos cabinets.
U.S. and Canadian shipments for the three months ended September 30, 2016 encompassed 3,033 replacement units and 989 units for new casino openings and expansions, including 245 Illinois VGT units. International shipments encompassed 2,993 replacement units and 945 units for new casino openings and expansions, driven by growth in Asia, Australia and South America. The average sales price increased to $16,824 per unit reflecting a greater mix of higher performing premium gaming machines sold during the period.
U.S. and Canadian shipments for the nine months ended September 30, 2016 encompassed 10,365 replacement units, inclusive of 1,271 Oregon VLT units (which completed the contract), and 2,700 units for new casino openings and expansions, including 1,418 Illinois VGT units. International shipments encompassed 8,241 replacement units and 1,070 units for new casino openings and expansions. The average sales price increased to $16,804 per unit reflecting a greater mix of higher-performing premium gaming machines sold during the period.
Gaming Systems

Gaming systems sales decreased compared to both prior year periods due to lower hardware, software and services sales resulting from fewer large, multi-site opportunities, system replacements and new casino openings in 2016. The decreases were partially offset by a 5% and 6% increase in systems maintenance revenue during the three and nine months ended September 30, 2016, respectively, compared to the prior year periods.
Table Products

Table products revenue increased compared to both prior year periods primarily due to increased Shuffler sales and a 5% increase in revenue from leased Shufflers, PTGs and progressives primarily due to the success of the Blazing 7s BlackjackTM Progressive.

Operating Income
The decrease in operating loss from the comparable prior year periods was primarily attributable to the following: (1) the non-recurrence of third quarter 2015 goodwill impairment and trade name assets impairment charges, as more fully described above; (2) a decrease in overall operating expenses primarily due to realized integration cost synergies largely implemented in prior periods, including lower SG&A expense of $7.1 million and $23.4 million for the three and nine months ended September 30, 2016, respectively, which benefited in the nine month period from $7.5 million of insurance proceeds received in connection with the settlement of a legal matter; and (3) lower depreciation and amortization expense of $85.4 million and $120.0 million for the three and nine months ended September 30, 2016, respectively; partially offset by (4) a less profitable revenue mix, which was due to an increase in lower-margin Gaming machine sales revenue and a decline in higher-margin Gaming systems and Gaming operations revenue.

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
Our instant games business generates revenue from the manufacture and sale of instant games, as well as the provision of value-added services such as game design, sales and marketing support, specialty games and promotions, inventory management, warehousing, fulfillment services, as well as full instant game category management. In addition, we provide licensed games, promotional entertainment and internet-based marketing services to the lottery industry. These revenues are presented as instant games revenue.

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

During the third quarter of 2016, we were awarded a new three-year contract by the South Dakota Lottery as primary instant game provider and a one-year contract extension by the Massachusetts Lottery to continue as the primary instant game provider.

We believe that our U.S. lottery customers' retail sales is a key performance indicator of our services revenue. However, there may not always be a direct correlation between retail sales and our services revenue due to the terms of our contracts, the impact of changes in our customer contracts or other factors. Additionally, we believe the level of jackpots of the POWERBALL and MEGA MILLIONS® multi-state draw games, and the number of drawings conducted before a jackpot is won, may have an impact on U.S. retail sales and, therefore, on our Lottery services revenue. Our Lottery services revenue can also be impacted by the retail sales of instant games where we provide instant game validation services, either on a standalone basis or as part of a lottery systems contract. Our Lottery product sales revenue primarily relates to sales of equipment to international customers that are not subject to long-term contracts and demand can be volatile between quarters.

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

We believe retail sales of instant games is a key performance indicator of our instant games revenue. However, there may not always be a direct correlation between retail sales and our instant games revenue due to various factors. These factors include, but are not limited to, the type of contract (e.g., Participation contracts versus PPU contracts), the impact of changes to individual customer contracts, the performance of our licensed games and player loyalty business and foreign exchange volatility.

Results of Operations and Key Performance Indicators for Lottery

	Three Months Ended September 30,		Variance		Nine Months Ended September 30,		Variance
(in millions)	2016	2015	2016 vs. 2015		2016	2015	2016 vs. 2015
Total revenue	$186.6	$191.3	$(4.7)	(2.5)%	$578.2	$567.5	$10.7	1.9%
Total operating expenses	143.4	150.0	(6.6)	(4.4)%	429.1	436.9	(7.8)	(1.8)%
Operating income	$43.2	$41.3	$1.9	4.6%	$149.1	$130.6	$18.5	14.2%

Three and Nine Months Ended September 30, 2016 Compared to Three and Nine Months Ended September 30, 2015

Revenue

	Three Months Ended September 30,		Variance		Nine Months Ended September 30,		Variance
(in millions)	2016	2015	2016 vs. 2015		2016	2015	2016 vs. 2015
Revenue:
Instant games	$137.7	$137.6	$0.1	0.1%	$422.7	$402.0	$20.7	5.1%
Services	38.3	45.0	(6.7)	(14.9)%	127.5	136.5	(9.0)	(6.6)%
Product sales	10.6	8.7	1.9	21.8%	28.0	29.0	(1.0)	(3.4)%
Total revenue	$186.6	$191.3	$(4.7)	(2.5)%	$578.2	$567.5	$10.7	1.9%

F/X impact on revenue	$(1.9)	$(10.6)	$8.7	(82.1)%	$(6.1)	$(25.8)	$19.7	(76.4)%

KPIs:
Change in retail sales of U.S. lottery instant games customers(1)(2)	2.2%	9.1%	(6.9)pp	nm	4.9%	8.0%	(3.1)pp	nm

Change in retail sales of U.S. lottery systems contract customers(1)(3)	3.7%	(2.7)%	6.4pp	nm	9.3%	(2.9)%	12.2pp	nm

Change in Italy retail sales of instant games(1)	(0.6)%	(3.2)%	2.6pp	nm	0.4%	(4.9)%	5.3pp	nm
nm = not meaningful
pp = percentage points
(1) Information provided by third-party lottery operators.
(2) U.S. instant games customers' retail sales include only sales of instant games.
(3) U.S. lottery systems customers' retail sales primarily include sales of draw games, keno and instant games validated by the relevant system.
.
Primary factors affecting total Lottery revenue in both the three and nine months ended September 30, 2016 were: (1) the expiration of the CSL validation contract which had a negative $5.6 million and $17.3 million impact on services revenue in the three and nine month periods, respectively; (2) continued strength in Participation and PPU contracts (especially with customers having a CSP contract) which increased instant games revenue by $7.7 million and $25.7 million in the three and nine month periods, respectively; (3) an unfavorable impact on revenue from foreign currency (primarily in the U.K.) totaling $1.9 million and $6.1 million in the three and nine month periods, respectively; and (4) an increase in product sales of $1.9 million reflecting higher terminal sales in the three month comparable period and a decrease of $1.0 million in the nine month comparable periods. In addition to the preceding factors, in the three month period, increases in instant games revenue were offset by declines in licensed games revenue of $5.5 million and by declines in international revenue primarily from Participation contract customers. In the nine month period, U.S. revenue from retail sales of multi-state games increased total revenue by $10.2 million, partially offsetting the impact to services revenue due to the expiration of the CSL validation contract.
Operating Income
Operating income increased compared to both prior year periods primarily due to a more profitable revenue mix and the following key factors: (1) a decrease in D&A totaling $6.4 million and $12.7 million in the three and nine month periods, respectively; (2) an increase in SG&A of $4.6 million and $5.4 million in the three and nine month periods, respectively; and (3) an R&D increase of $0.6 million and $2.7 million in the three and nine month periods, respectively.
INTERACTIVE
We generate Interactive gaming services revenue through our social gaming, RMG and SG Universe™ products which are all available via desktop and mobile devices.
In our social gaming business, we generate revenue from the sale of virtual coins or chips, which players can use to play slot and table games (i.e., spin in the case of slot games, bet in the case of table games). The games are primarily our

WMS®, Bally, Barcrest™, SHFL® and Dragonplay® branded games. In addition, we also offer third-party branded games as well as original content.

In our RMG business, we provide game content to real-money online casino operators, primarily in Europe. We host the play of our game content on our centrally-located servers (often referred to as remote game servers) that are integrated with the online casino operators' websites. We typically earn a percentage of the operator's net gaming revenue generated by the games we host.

Our SG Universe includes three interactive services for land based casino operators: Mobile Concierge, Play4FunTM and VenueBet. Mobile Concierge provides casinos with the ability to customize marketing to players while giving players access to their loyalty reward credits and the ability to make on-property reservations. Play4Fun is a social casino platform delivered through a land based casino operator’s branded website and mobile application. VenueBet is an on-property mobile real money gaming platform that allows casino patrons to play their favorite casino games for real money on their mobile devices while anywhere on the casino property. We typically earn revenue from a combination of service fees and the sale of virtual coins
Current Year Update
In early 2016, our Hot Shot Social Casino became one of the top 30 grossing apps on Facebook and, in the third quarter of 2016, we launched the mobile version of this product worldwide. We have continued to expand our RMG business with the launch of RMG products at 18 additional online casino operators in 2016.

Results of Operations and Key Performance Indicators for Interactive

	Three Months Ended September 30,		Variance		Nine Months Ended September 30,		Variance
(in millions)	2016	2015	2016 vs. 2015		2016	2015	2016 vs. 2015
Total revenue	$85.2	$51.2	$34.0	66.4%	$241.2	$149.7	$91.5	61.1%
Operating expenses	75.6	44.9	30.7	68.4%	206.4	132.2	74.2	56.1%
Operating income	$9.6	$6.3	$3.3	52.4%	$34.8	$17.5	$17.3	98.9%

Three and Nine Months Ended September 30, 2016 Compared to Three and Nine Months Ended September 30, 2015

Revenue

	Three Months Ended September 30,		Variance		Nine Months Ended September 30,		Variance
(in millions)	2016	2015	2016 vs. 2015		2016	2015	2016 vs. 2015
Revenue:
Services	$85.2	$51.2	$34.0	66.4%	$241.2	$149.7	$91.5	61.1%
Total revenue	$85.2	$51.2	$34.0	66.4%	$241.2	$149.7	$91.5	61.1%

F/X impact on revenue	$(1.2)	$(1.1)	$(0.1)	9.1%	$(1.9)	$(3.3)	$1.4	(42.4)%

KPIs:
Social gaming:
Mobile Penetration (1)	69.0%	56.0%	13pp	nm	67.0%	54.0%	13pp	nm
Average MAU(2)	8.0	6.3	1.7	27.0%	8.0	7.1	0.9	12.7%
Average DAU (3)	2.5	2.2	0.3	13.6%	2.5	2.2	0.3	13.6%
ARPDAU (4)	$0.31	$0.20	$0.11	55.0%	$0.29	$0.20	$0.09	45.0%
nm = not meaningful
pp = percentage points

(1)	Mobile penetration as defined by percentage of B2C social gaming revenue generated from mobile platforms.

(2)	MAU = Monthly Active Users and is a count of unique visitors to our sites during a month.

(3)	DAU = Daily Active Users, a count of unique visitors to our sites during a day.

(4)	ARPDAU = Average daily revenue per DAU is calculated by dividing revenue for a period by the DAU for the period by the number of days for the period.

The increase in revenue compared to both prior year periods is primarily attributable to social gaming revenue (including SG UniverseTM) which grew 80.8% and 69.1% in three and nine month comparable periods, respectively, reflecting the ongoing popularity of Jackpot Party Social Casino and the success of the recently launched Quick Hit Slots, Hot Shot Social Casino, and Blazing 7s Hot Shot Slots social gaming apps.

Operating Income
The increase in operating income compared to both prior year periods reflects the corresponding revenue growth. SG&A expense and R&D expense increased as a result of higher marketing and player acquisition costs, coupled with new product development costs to support ongoing growth initiatives for which revenue has not yet been recognized.
RECENTLY ISSUED ACCOUNTING GUIDANCE
For a description of recently issued accounting pronouncements, see Note 1.

CRITICAL ACCOUNTING ESTIMATES
For a description of our policies regarding our critical accounting estimates, see "Critical Accounting Estimates" in "Item 7. Management's Discussion and Analysis of Financial Condition and Results of Operations" included in our 2015 10-K.
There have been no significant changes in our critical accounting estimate policies or the application of those policies to our consolidated financial statements from those presented in "Item 7. Management's Discussion and Analysis of Financial Condition and Results of Operations" included in our 2015 10-K.

LIQUIDITY, CAPITAL RESOURCES AND WORKING CAPITAL
Sources of Liquidity
As of September 30, 2016, our principal sources of liquidity, other than cash flows provided by operating activities, were cash and cash equivalents and amounts available under our revolving credit facility discussed below under "Credit Agreement and Other Debt."
Cash and Available Revolver Capacity

(in millions)	As of September 30, 2016	As of December 31, 2015
Cash and cash equivalents	$120.9	$128.7
Revolver capacity	592.6	592.6
Revolver capacity drawn or committed to letters of credit	(106.2)	(138.3)
Total	$607.3	$583.0
The amount of our available cash and cash equivalents fluctuates principally based on borrowings or repayments under our credit facilities, investments, acquisitions and changes in our working capital position. The borrowing capacity under our revolving credit facility will depend on the amount of outstanding borrowings and letters of credit issued and on us remaining in compliance with the covenants under our credit agreement, including a maintenance covenant based on consolidated net first lien leverage. We were in compliance with the covenants under our credit agreement as of September 30, 2016.
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
Total cash held by our foreign subsidiaries was $75.3 million as of September 30, 2016. To the extent that a portion of our foreign cash was required to meet liquidity needs in the U.S. (which we do not currently anticipate), we might incur a tax liability to repatriate it, the timing and amount of which would depend on a variety of factors.

Our gaming Participation and lottery systems businesses generally require significant upfront capital expenditures. In connection with a renewal or bid of a gaming machine or lottery systems contract, a customer may seek to obtain new equipment or impose new service requirements, which may require additional capital expenditures in order to retain or win the contract. Our ability to generate revenue and to continue to procure new contracts will depend on, among other things, our then present liquidity levels or our ability to obtain additional financing on commercially reasonable terms. If we do not have adequate liquidity or are unable to obtain financing for these upfront cash payments on favorable terms or at all, we may not be able to bid on certain contracts, which could restrict our ability to grow and have a material adverse effect on our results of operations, cash flows and financial condition. Our ability to make payments on and to refinance our indebtedness and other obligations depends on our ability to generate cash in the future. We may also, from time to time, repurchase, or otherwise retire or refinance our debt, through our subsidiaries or otherwise. Such activities, if any, will depend on prevailing market conditions, contractual restrictions and other factors, and the amounts involved may or may not be material. If we need to refinance all or part of our indebtedness at or before maturity, there can be no assurance that we will be able to obtain new financing or to refinance any of our indebtedness on commercially reasonable terms or at all. During the second quarter of 2016, we repurchased and cancelled a portion of our 2020 Notes and 2021 Notes (see Note 11 for more information). In the event we pursue significant acquisitions or other expansion opportunities, conduct significant repurchases of our outstanding securities, or refinance or repay existing debt, we may need to raise additional capital either through the public or private issuance of equity or debt securities or through additional borrowings under our existing financing arrangements, which sources of funds may not necessarily be available on terms acceptable to us, if at all.
In addition, lottery customers in the U.S. generally require service providers to provide performance bonds in connection with the relevant contract. As of September 30, 2016, our outstanding performance bonds totaled
$223.3 million. Our ability to obtain performance bonds on commercially reasonable terms is subject to our financial condition and to prevailing market conditions, which may be impacted by economic and political events. Although we have not experienced difficulty in obtaining such bonds to date, there can be no assurance that we will continue to be able to obtain performance bonds on commercially reasonable terms, or at all.
Nine Months Ended September 30, 2016 Compared to Nine Months Ended September 30, 2015

Cash Flow Summary

	Nine Months Ended September 30,		Variance
(in millions)	2016	2015	2016 vs. 2015
Net cash provided by operating activities	$342.8	$255.5	$87.3
Net cash used in investing activities	(187.8)	(177.2)	(10.6)
Net cash used in financing activities	(161.7)	(140.9)	(20.8)
Effect of exchange rates on cash and cash equivalents	(1.1)	(7.1)	6.0
Decrease in cash and cash equivalents	$(7.8)	$(69.7)	$61.9
Cash flows from operating activities
Net cash provided by operating activities increased primarily due to the increase in incremental net earnings after adjusting for non-cash items of $64.1 million and a $23.2 million increase in working capital and other items.
Cash flows from investing activities
Net cash used in investing activities increased primarily due to a decrease of $13.0 million in distributions of capital on equity investments which was partially offset by $3.1 million in proceeds from asset sales. In addition, we decreased our capital expenditures by $19.2 million which was offset by a decrease in restricted cash of $12.8 million and a decrease in changes in other assets and liabilities and other of $7.1 million, when compared to the same period last year. Capital expenditures are composed of investments in systems, equipment and other assets related to contracts, property and equipment, intangible assets and software.
Cash flows from financing activities
Net cash used in financing activities increased primarily due to a net increase in payments on debt of $38.7 million. The increase was primarily due to the repurchase of $65.9 million in aggregate principal face value of our 2020 Notes and 2021 Notes for $39.9 million, resulting in a $25.2 million gain on early extinguishment of debt. In addition, we increased our payments on license obligations by $2.5 million and made $25.0 million less in net payments on our revolving credit facility, when compared to the nine-month period last year.

Credit Agreement and Other Debt
For additional information regarding our credit agreement and other debt, interest rate risk and interest rate hedging instruments, see Note 11 and Item 7A "Quantitative and Qualitative Disclosures About Market Risk" in of our 2015 10-K.
Off-Balance Sheet Arrangements
As of September 30, 2016, we did not have any significant off-balance sheet arrangements.
Contractual Obligations
Other than the amendment and extension of terms of one of our existing license agreements, which is more fully described in Note 8, and the repurchase and cancellation of $56.5 million and $9.4 million of principal amount of our 2020 Notes and 2021 Notes, respectively, which is more fully described in Note 11, there have been no material changes to our contractual obligations disclosed under Item 7 "Management's Discussion and Analysis of Financial Condition and Results of Operations — Liquidity, Capital Resources and Working Capital — Contractual Obligations" in our 2015 10-K.
During the third quarter of 2016, we entered into a definitive agreement to acquire all of the issued and outstanding common shares of DEQ Systems Corp. (DEQ) for approximately $21.0 million in cash. The transaction is expected to close around year-end 2016, subject to approval by DEQ’s shareholders, receipt of gaming approvals in certain jurisdictions and other customary closing conditions.

Item 3. Quantitative and Qualitative Disclosures about Market Risk
There have been no material changes to the disclosure under Item 7A. "Quantitative and Qualitative Disclosures about Market Risk" included in our 2015 10-K.

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
Based upon that evaluation, our Chief Executive Officer and Chief Financial Officer concluded that, due to the material weakness in our internal control over financial reporting ("ICFR") previously disclosed in our 2015 10-K, our disclosure controls and procedures were not effective as of September 30, 2016. Although we have completed our remediation measures designed to correct the material weakness as of September 30, 2016, we are unable to conclude that the remediation was successful until further testing can be performed, as described below. The material weakness, which is described more fully in Item 9A of our 2015 10-K, is as follows: the Company's review control did not operate at a sufficient level of precision to identify the improper inclusion of deferred taxes in the fair value modeling used in our step two goodwill impairment test for our SG gaming reporting unit. Notwithstanding the material weakness identified by our management, our Chief Executive Officer and our Chief Financial Officer have concluded, based on their knowledge, that the consolidated financial statements included in this Quarterly Report on Form 10-Q fairly present in all material respects the Company's financial condition, results of operations and cash flows as of and for the periods presented in this report, in conformity with accounting principles generally accepted in the United States.
Changes in Internal Control over Financial Reporting
As previously disclosed, we identified a material weakness in our ICFR, pertaining to the step two goodwill impairment testing for our SG gaming reporting unit that we performed in accordance with ASC 350, Intangibles- Goodwill and Other. As of September 30, 2016 we have completed remediation measures designed to correct this material weakness as follows:
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

We believe these actions have meaningfully strengthened our ICFR, but we will not be able to conclude whether the material weakness has been remediated until sufficient time has elapsed to provide evidence that the enhanced controls are operating effectively in connection with our routine annual goodwill impairment testing to be performed in accordance with ASC 350. We are in the process of performing our annual goodwill impairment testing, which will be completed before the filing of our 2016 Annual Report on Form 10-K.
Other than the completion of the remediation steps described above, there were no changes in our ICFR during the quarter ended September 30, 2016 that have materially affected, or are reasonably likely to materially affect, our ICFR.

PART II.  OTHER INFORMATION
Item 1. Legal Proceedings
For a description of our legal proceedings, see Note 16.
Item 1A. Risk Factors

Except for the risk factor disclosed in our Quarterly Report on Form 10-Q for the period ended June 30, 2016, there have been no material changes in our risk factors from those disclosed under Item 1A. "Risk Factors" included in our 2015 10-K.

Item 2. Unregistered Sales of Equity Securities and Use of Proceeds
There was no stock repurchase activity during the three months ended September 30, 2016, other than 24,989 shares acquired from employees to satisfy the withholding taxes associated with the vesting of RSUs during this period at an average price paid per share of $10.01.

Item 3. Defaults Upon Senior Securities
None.
Item 4. Mine Safety Disclosures
Not applicable.
Item 5. Other Information
None.

Item 6. Exhibits

Exhibit Number	Description
10.1	Employment Agreement dated as of August 4, 2016 by and between Scientific Games Corporation and Kevin Sheehan. *(†)

10.2
Form of Inducement Equity Award Agreement between Scientific Games Corporation and Kevin Sheehan (incorporated by reference to Exhibit 4.4 to Scientific Games Corporation’s Registration Statement on Form S-8 (No. 000-13063) filed on September 30, 2016).*

10.3
Form of Inducement Equity Award Agreement between Scientific Games Corporation and Kevin Sheehan (incorporated by reference to Exhibit 4.5 to Scientific Games Corporation’s Registration Statement on Form S-8 (No. 000-13063) filed on September 30, 2016).*

10.4
Modification Agreement dated as of August 4, 2016 by and between Scientific Games Corporation and M. Gavin Isaacs, which modified Mr. Isaacs’ Employment Agreement dated as of June 9, 2014 and amended on October 29, 2015.*(†)

10.5
Agreement and General Release dated as of October 1, 2016 by and between Scientific Games Corporation and Jeffrey Johnson, which modified Mr. Johnson’s Employment Agreement dated as of August 2, 2011 and amended on May 28, 2015.*(†)

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

SCIENTIFIC GAMES CORPORATION
(Registrant)

		By:	/s/ Michael A. Quartieri
		Name:	Michael A. Quartieri
		Title:	Executive Vice President, Chief Financial Officer, Treasurer and Corporate Secretary

Dated:	November 3, 2016