Form 10-Q
period 2017-03-31
SCIENTIFIC GAMES CORP
filed 2017-05-01
CIK 750004

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549
FORM 10-Q

☒ QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended March 31, 2017

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
Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act). Yes ☐ No ☒
The registrant has the following number of shares outstanding of each of the registrant's classes of common stock as April 26, 2017:
Class A Common Stock: 88,796,673
Class B Common Stock: None

SCIENTIFIC GAMES CORPORATION AND SUBSIDIARIES
INDEX TO FINANCIAL INFORMATION
AND OTHER INFORMATION
THREE MONTHS ENDED MARCH 31, 2017

Glossary of Terms

The following terms or acronyms used in this Quarterly Report on Form 10-Q are defined below:
Term or Acronym	Definition
2016 10-K	2016 Annual Report on Form 10-K filed with the SEC on March 3, 2017
2018 Notes	8.125% senior subordinated notes due 2018 issued by SGC
2020 Notes	6.250% senior subordinated notes due 2020 issued by SGI
2021 Notes	6.625% senior subordinated notes due 2021 issued by SGI
ASC	Accounting Standards Codification
ASU	Accounting Standards Update
Annual Meeting	the annual meeting of stockholders held on June 15, 2016
B2C	business to consumer model
Barcrest	Barcrest Group Limited
Coin-in	the amount wagered
Company	refers to SGC and its consolidated subsidiaries, unless otherwise specified or the context otherwise dictates
CSG	Beijing CITIC Scientific Games Technology Co., Ltd.
CSL	China Sports Lottery
CSP	Cooperative Services Program
D&A	depreciation, amortization and impairments (excluding goodwill)
ESPP	employee stock purchase plan
EU	European Union
FASB	Financial Accounting Standards Board
F/X	foreign currency exchange
GLB	Beijing Guard Libang Technology Co., Ltd.
Guarantor Subsidiaries	refers to substantially all of SGC’s 100%-owned U.S. subsidiaries other than SGC’s 100%-owned U.S. Interactive social gaming subsidiaries
Hellenic Lotteries	Hellenic Lotteries S.A.
ITL	International Terminal Leasing
KPIs	Key Performance Indicators
LBO	licensed betting office
LNS	Lotterie Nazionali S.r.l.
Net win	coin-in less payouts
Non-Guarantor Subsidiaries	refers to SGC’s U.S. subsidiaries that are not Guarantor Subsidiaries and SGC’s foreign subsidiaries
Northstar Illinois	Northstar Lottery Group, LLC
Northstar New Jersey	Northstar New Jersey Lottery Group, LLC
Note	refers to a note in the Notes to Condensed Consolidated Financial Statements in this Quarterly Report on Form 10-Q, unless otherwise indicated
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

PMA	private management agreement
PPU	price-per-unit
PTG	proprietary table games
R&D	research and development
RCN	Roberts Communications Network, LLC
RFP	request for proposal
RMG	real-money gaming

RSU	restricted stock unit
SEC	Securities and Exchange Commission
Secured Notes	7.000% senior secured notes due 2022 issued by SGI
SG&A	selling, general and administrative
SGC	Scientific Games Corporation
SGI	Scientific Games International, Inc., a wholly-owned subsidiary of SGC
Shufflers	various models of automatic card shufflers, deck checkers and roulette chip sorters
Unsecured Notes	10.000% senior unsecured notes due 2022 issued by SGI
U.K.	United Kingdom of Great Britain and Northern Ireland
U.S.	United States of America
U.S. GAAP	accounting principles generally accepted in the U.S.
U.S. jurisdictions	the 50 states in the U.S. plus the District of Columbia and Puerto Rico
VGT	video gaming terminal
VLT	video lottery terminal
WAP	wide-area progressive

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
Additional information regarding risks and uncertainties and other factors that could cause actual results to differ materially from those contemplated in forward-looking statements is included from time to time in our filings with the SEC, including under Item 1A "Risk Factors" in our 2016 10-K. Forward-looking statements speak only as of the date they are made and, except for our ongoing obligations under the U.S. federal securities laws, we undertake no obligation to publicly update any forward-looking statements whether as a result of new information, future events or otherwise.
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

PART I. FINANCIAL INFORMATION

Item 1. Condensed Consolidated Financial Statements
SCIENTIFIC GAMES CORPORATION AND SUBSIDIARIES
CONSOLIDATED STATEMENTS OF OPERATIONS AND COMPREHENSIVE LOSS
(Unaudited, in millions, except per share amounts)

	Three Months Ended
	March 31,
	2017	2016
Revenue:
Services	$362.5	$350.3
Product sales	222.7	197.6
Instant games	140.2	134.1
Total revenue	725.4	682.0
Operating expenses:
Cost of services (1)	103.3	94.9
Cost of product sales (1)	106.6	94.4
Cost of instant games (1)	70.1	67.0
Selling, general and administrative	140.7	142.3
Research and development	42.4	49.8
Depreciation, amortization and impairments	165.1	180.6
Restructuring and other	9.2	2.7
Operating income	88.0	50.3
Other (expense) income:
Interest expense	(159.4)	(165.7)
Earnings from equity investments	9.5	3.2
Loss on extinguishment and modification of debt	(29.7)	—
Other income (expense), net	7.5	0.7
Total other expense, net	(172.1)	(161.8)
Net loss before income taxes	(84.1)	(111.5)
Income tax (expense) benefit	(16.7)	19.2
Net loss	$(100.8)	$(92.3)
Other comprehensive income (loss):
Foreign currency translation gain (loss)	33.6	(1.6)
Pension and post-retirement (loss) gain, net of tax	(0.3)	0.2
Derivative financial instruments unrealized gain (loss), net of tax	2.8	(1.0)
Other comprehensive income (loss)	36.1	(2.4)
Comprehensive loss	$(64.7)	$(94.7)

Basic and diluted net loss per share:
Basic	$(1.14)	$(1.07)
Diluted	$(1.14)	$(1.07)

Weighted average number of shares used in per share calculations:
Basic shares	88.2	86.6
Diluted shares	88.2	86.6
(1) Exclusive of D&A.
See accompanying notes to condensed consolidated financial statements.

SCIENTIFIC GAMES CORPORATION AND SUBSIDIARIES
CONSOLIDATED BALANCE SHEETS
(Unaudited, in millions, except par value)

	March 31, 2017	December 31, 2016
ASSETS
Current assets:
Cash and cash equivalents	$131.9	$115.1
Restricted cash	27.1	24.7
Accounts receivable, net	463.5	495.0
Notes receivable, net	131.0	125.4
Inventories	253.5	242.3
Prepaid expenses, deposits and other current assets	113.2	114.1
Total current assets	1,120.2	1,116.6
Non-current assets:
Restricted cash	16.8	17.1
Notes receivable, net	48.7	48.1
Property and equipment, net	584.7	612.2
Goodwill	2,906.1	2,888.4
Intangible assets, net	1,761.9	1,768.3
Software, net	395.5	409.1
Equity investments	187.0	179.9
Other assets	52.3	47.7
Total assets	$7,073.2	$7,087.4

LIABILITIES AND STOCKHOLDERS' DEFICIT
Current liabilities:
Current portion of long-term debt	$39.3	$49.3
Accounts payable	182.9	188.9
Accrued liabilities	463.3	454.2
Total current liabilities	685.5	692.4
Deferred income taxes	75.6	70.2
Other long-term liabilities	238.9	235.6
Long-term debt, excluding current portion	8,068.4	8,024.9
Total liabilities	9,068.4	9,023.1
Commitments and contingencies (see Note 14)
Stockholders' deficit:
Class A common stock, par value $0.01 per share: 199.3 shares authorized; 105.9 and 105.2 shares issued and 88.7 and 88.0 shares outstanding, respectively	1.0	1.0
Additional paid-in capital	796.0	790.8
Accumulated loss	(2,319.5)	(2,218.7)
Treasury stock, at cost, 17.2 shares	(175.2)	(175.2)
Accumulated other comprehensive loss	(297.5)	(333.6)
Total stockholders' deficit	(1,995.2)	(1,935.7)
Total liabilities and stockholders' deficit	$7,073.2	$7,087.4

See accompanying notes to condensed consolidated financial statements.

SCIENTIFIC GAMES CORPORATION AND SUBSIDIARIES
CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS
(Unaudited, in millions)

	Three Months Ended
	March 31,
	2017	2016
Net cash provided by operating activities	$111.0	$101.1
Cash flows from investing activities:
Capital expenditures	(61.3)	(51.2)
Acquisition of business, net of cash acquired	(21.5)	—
Distributions of capital from equity investments	1.3	1.5
Changes in other assets and liabilities and other	2.0	1.5
Net cash used in investing activities	(79.5)	(48.2)
Cash flows from financing activities:
Borrowings under revolving credit facility	125.0	95.0
Repayments under revolving credit facility	(170.0)	(110.0)
Proceeds from issuance of senior notes and term loans	1,762.4	—
Repayments of senior notes and term loans	(1,693.4)	—
Payments of debt issuance and deferred financing costs	(27.2)	—
Payments on long-term debt	(1.5)	(12.5)
Payments on license obligations	(9.8)	(9.6)
Net redemptions of common stock under stock-based compensation plans	(0.6)	—
Net cash used in financing activities	(15.1)	(37.1)
Effect of exchange rate changes on cash, cash equivalents and restricted cash	2.5	1.8
Increase in cash, cash equivalents and restricted cash	18.9	17.6
Cash, cash equivalents and restricted cash, beginning of period	156.9	166.8
Cash, cash equivalents and restricted cash, end of period	$175.8	$184.4

Supplemental cash flow information:
Cash paid for interest	$113.5	$122.3
Income taxes paid	5.7	2.7
Non-cash investing and financing transactions:
Non-cash rollover of Term loans (see Note 10)	2,747.6	—
Non-cash additions to intangible assets related to license agreements	28.1	86.9
 See accompanying notes to condensed consolidated financial statements.

SCIENTIFIC GAMES CORPORATION AND SUBSIDIARIES
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(Unaudited, amounts in USD, table amounts in millions, except per share amounts)

(1) Description of the Business and Summary of Significant Accounting Policies
Description of the Business
We are a leading developer of technology‑based products and services and associated content for the worldwide gaming, lottery and interactive gaming industries. Our portfolio includes gaming machines and game content, casino management systems, table game products and services, instant and draw‑based lottery games, lottery systems, lottery content and services, interactive gaming and social casino solutions, as well as other products and services. We report our operations in three business segments—Gaming, Lottery and Interactive.
Basis of Presentation and Principles of Consolidation
The accompanying condensed consolidated financial statements have been prepared in accordance with U.S. GAAP. The accompanying condensed consolidated financial statements include the accounts of SGC and its wholly owned subsidiaries, as well as those subsidiaries in which we have a controlling financial interest. Investments in other entities in which we do not have a controlling financial interest but we exert significant influence are accounted for in our condensed consolidated financial statements using the equity method of accounting. All intercompany balances and transactions have been eliminated in consolidation.
In the opinion of management, we have made all adjustments necessary to present fairly our consolidated financial position, results of operations and comprehensive loss and cash flows for the periods presented. Such adjustments are of a normal, recurring nature. These unaudited condensed consolidated financial statements should be read in conjunction with the consolidated financial statements and related notes included in our 2016 10-K. Interim results of operations are not necessarily indicative of results of operations for a full year.
Significant Accounting Policies
There have been no changes to our significant accounting policies described within the Notes of our 2016 10-K.
Acquisitions

During the third quarter of 2016, we entered into a definitive agreement to acquire all of the issued and outstanding common shares of DEQ Systems Corp. (DEQ) for $22.0 million in cash consideration transferred. The transaction closed on January 18, 2017. Substantially all of the purchase price was allocated to acquired intellectual property.

Refer to Subsequent Events Note 15.

Revenue

The following table summarizes our revenues by type within each of our business segments:

	Three Months Ended March 31,
	2017	2016
Gaming
Gaming operations	$172.4	$184.4
Gaming machine sales	156.2	134.5
Gaming systems	61.5	59.7
Table products	49.9	43.1
Total	$440.0	$421.7

Lottery
Instant products	$141.7	$137.3
Lottery systems	47.4	50.4
Total	$189.1	$187.7

Interactive
Social Gaming - B2C	$80.2	$60.2
Other	16.1	12.4
Total	$96.3	$72.6

Deferred Revenue

The following table summarizes the deferred revenue activity for the reporting period:

	Three Months Ended March 31,
	2017	2016
Deferred revenue balance, beginning of period	$67.4	$57.8
New deferrals	45.8	92.9
Amounts recognized in revenue	(51.8)	(85.5)
Deferred revenue balance, end of period	$61.4	$65.2

Computation of Basic and Diluted Net Loss Per Share

Basic and diluted net loss per share were the same for all periods presented as all common stock equivalents would be anti-dilutive. We excluded 3.0 million and 1.8 million of stock options from the diluted weighted-average common shares outstanding for the three-month periods ended March 31, 2017 and 2016, respectively, and 5.0 million and 4.6 million of RSUs from the calculation of diluted weighted-average common shares outstanding for the three-month periods ended March 31, 2017 and 2016, respectively.

New Accounting Guidance - Recently Adopted

In March 2016, the FASB issued ASU No. 2016-09, Compensation - Stock Compensation (Topic 718): Improvements to Employee Share-Based Payment Accounting. The amended guidance is intended to simplify several aspects of accounting for share-based payment award transactions, including income tax consequences, accounting for forfeitures, classification of awards as either equity or liabilities and classification in the statement of cash flows. ASU 2016-09 has separate transition guidance for each element of the new standard. We adopted the guidance at the beginning of first quarter 2017. The adoption of this guidance did not result in a net cumulative-effect adjustment to accumulated loss, as the previously unrecognized excess tax benefit of $10.1 million was fully offset by an increase in the valuation allowance as of December 31, 2016. The excess tax benefit recognized in our provision for income taxes for the three months ended March 31, 2017 was immaterial. In addition, we elected to continue to account for forfeitures by estimating the expected forfeitures over the course of a vesting period.

In November 2016, the FASB issued ASU No. 2016-18, Statement of Cash Flows (Topic 230): Restricted Cash. ASU 2016-18 requires that a statement of cash flows explain the change during the period in the total of cash, cash equivalents and amounts generally described as restricted cash or restricted cash equivalents. As a result, amounts generally described as restricted cash and restricted cash equivalents should be included with cash and cash equivalents when reconciling the beginning-of-period and end-of-period total amounts shown on the statement of cash flows. We adopted the guidance retrospectively at the beginning of first quarter 2017. The adoption of this guidance resulted in increases to the cash, cash equivalents and restricted cash beginning-of-period and end-of period line item totaling $38.1 million and $38.7 million, respectively, which now includes restricted cash, and a $0.6 million decrease in net cash used in investing activities for the three months ended March 31, 2016.

In January 2017, the FASB issued ASU No. 2017-04, Intangibles - Goodwill and Other (Topic 350): Simplifying the Test for Goodwill Impairment. ASU 2017-04 simplifies the subsequent measurement of goodwill by eliminating Step 2 from the goodwill impairment test. Under the new amendments, an entity should perform its annual or interim goodwill impairment test by comparing the fair value of a reporting unit with its carrying amount. An entity should recognize an impairment charge for the amount by which the carrying amount exceeds the reporting unit's fair value. We adopted this guidance prospectively at the beginning of first quarter 2017, which will simplify our future goodwill impairment testing.

New Accounting Guidance - Not Yet Adopted

In May 2014, the FASB issued ASU No. 2014-09, Revenue from Contracts with Customers. ASU 2014-09 combined with all subsequent amendments (collectively ASC 606) provides guidance outlining a single comprehensive revenue model in accounting for revenue from contracts with customers. ASC 606 supersedes existing revenue recognition guidance, including industry-specific guidance, and replaces it with a five-step revenue model with a core principle that "an entity recognizes revenue to depict the transfer of promised goods or services to customers in an amount that reflects the consideration to which the entity expects to be entitled in exchange for those goods or services." This guidance is effective for fiscal years beginning after December 15, 2017 and interim periods within those fiscal years. We will adopt this guidance at the beginning of the first quarter of 2018, using a modified retrospective application approach. Refer to Note 1 of our 2016 10-K for our current assessment of the anticipated impact of adopting this guidance on revenue recognition for each of our business segments.

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

In June 2016, the FASB issued ASU No. 2016-13, Financial Instruments - Credit Losses (Topic 326). The new guidance replaces the incurred loss impairment methodology in current GAAP with a methodology that reflects expected credit losses and requires consideration of a broader range of reasonable and supportable information to inform credit loss estimates. For trade and other receivables, loans and other financial instruments, we will be required to use a forward-looking expected loss model rather than the incurred loss model for recognizing credit losses which reflects losses that are probable. The new guidance will be effective for us beginning January 1, 2020, with early adoption permitted beginning January 1, 2018. Application of the amendments is through a cumulative-effect adjustment to retained earnings as of the effective date. We are currently evaluating the impact and timing of adopting this guidance.

In January 2017, the FASB issued ASU No. 2017-01, Business Combinations (Topic 805): Clarifying the Definition of a Business. The new guidance clarifies the definition of a business in order to allow for the evaluation of whether transactions should be accounted for as acquisitions or disposals of assets or businesses. The new guidance is effective for fiscal years beginning after December 15, 2017, including interim periods within those fiscal years, with early adoption permitted. We are currently evaluating the impact of adopting this guidance.

We do not expect that any other recently issued accounting guidance will have a significant effect on our financial statements.

(2) Business Segments
We report our operations in three business segments—Gaming, Lottery and Interactive—representing our different products and services. A detailed discussion regarding the products and services from which each reportable business segment derives its revenue is included in Notes 2 and 3 in our 2016 10-K.
In evaluating financial performance, we focus on operating income (loss) as a segment's measure of profit or loss. The accounting policies of our business segments are the same as those described within the Notes in our 2016 10-K. The following tables present our segment information:

	Three Months Ended March 31, 2017
	Gaming	Lottery	Interactive	Corporate(1)	Total
Total revenue	$440.0	$189.1	$96.3	$—	$725.4
Depreciation, amortization and impairments	123.3	13.9	4.0	23.9	165.1
Restructuring and other	4.2	0.3	0.8	3.9	9.2
Operating income (loss)	77.5	56.1	17.2	(62.8)	88.0
Interest expense					(159.4)
Earnings from equity investments					9.5
Loss on extinguishment and modification of debt					(29.7)
Other income (expense), net					7.5
Net loss before income taxes					$(84.1)
(1) Includes corporate amounts not allocated to the business segments.

	Three Months Ended March 31, 2016
	Gaming	Lottery	Interactive	Corporate(1)	Total
Total revenue	$421.7	$187.7	$72.6	$—	$682.0
Depreciation, amortization and impairments	141.6	17.8	3.7	17.5	180.6
Restructuring and other	1.6	1.1	—	—	2.7
Operating income (loss)	43.4	48.0	11.5	(52.6)	50.3
Interest expense					(165.7)
Earnings from equity investments					3.2
Other income (expense), net					0.7
Net loss before income taxes					$(111.5)
(1) Includes corporate amounts not allocated to the business segments.

(3) Restructuring and other
Restructuring and other includes charges or expenses attributable to: (i) employee severance; (ii) management restructuring and related costs; (iii) restructuring and integration; (iv) cost savings initiatives; and (v) acquisition costs and other unusual items. The following table summarizes pre-tax restructuring and other costs for the periods presented:

	Three Months Ended March 31,
	2017	2016
Employee severance (1)	$2.7	$2.3
Acquisitions and related costs	3.4	—
Restructuring, integration and other	3.1	0.4
Total	$9.2	$2.7

(1) Inclusive of employee severance and termination costs associated with restructuring activities.
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
The following table presents a summary of restructuring charges and the changes in the restructuring accrual during 2017:

Restructuring Accrual
Balance as of January 1, 2017	$16.4
Accrual additions	2.2
Cash payments	(12.6)
Balance as of March 31, 2017	$6.0

(4) Accounts and Notes Receivable and Credit Quality of Notes Receivable
Accounts and Notes Receivable
The following summarizes the components of current and long-term accounts and notes receivable, net:

	March 31, 2017	December 31, 2016
Current:
Accounts receivable	$474.8	$508.1
Notes receivable	146.9	140.0
Allowance for doubtful accounts and notes	(27.2)	(27.7)
Current accounts and notes receivable, net	$594.5	$620.4
Long-term:
Notes receivable, net of allowance of $0.4 and $0.4	48.7	48.1
Total accounts and notes receivable, net	$643.2	$668.5
Credit Quality of Notes Receivable
The interest rates on our outstanding notes receivable ranged from 4.0% to 10.4% at March 31, 2017 and 3.3% to 10.4% at December 31, 2016.
We have certain concentrations of outstanding notes receivable in international locations that impact our assessment of the credit quality of our notes receivable. We monitor the macroeconomic and political environment in each of these locations in our assessment of the credit quality of our notes receivable. We have not identified changes in the aforementioned factors during the three months ended March 31, 2017 that require a reassessment of our receivable balances. The international locations with significant concentrations (generally deemed to be exceeding 10%) of our notes receivable are as follows:

•
Mexico - Our notes receivable, net, from certain customers in Mexico at March 31, 2017 was $30.8 million. We collected $8.1 million of outstanding receivables from these customers during the three months ended March 31, 2017.

•
Peru - Our notes receivable, net, from certain customers in Peru at March 31, 2017 was $25.1 million. We collected $4.4 million of outstanding receivables from these customers during the three months ended March 31, 2017.

•
Argentina - Our notes receivable, net, from customers in Argentina at March 31, 2017 was $11.8 million denominated in USD. Our customers are required to, and have continued to, pay us in pesos at the spot exchange rate on the date of payment. We collected $6.4 million of outstanding receivables from customers in Argentina during the three months ended March 31, 2017.

In addition to the macroeconomic and political factors noted above, we also evaluated recent payments, receivables aging, any additional security or collateral we had (bills of exchange, pledge agreements, etc.) and other facts and circumstances relevant to our customers' ability to pay.

The following summarizes the components of total notes receivable, net:

	March 31, 2017	Balances over 90 days past due	December 31, 2016	Balances over 90 days past due
Notes receivable:
Domestic	$66.1	$1.4	$45.1	$1.1
International	129.9	37.4	143.0	38.7
Total notes receivable	196.0	38.8	188.1	39.8

Notes receivable allowance
Domestic	(2.1)	(2.0)	(1.0)	(0.9)
International	(14.2)	(14.2)	(14.0)	(14.0)
Total notes receivable allowance	(16.3)	(16.2)	(15.0)	(14.9)
Notes receivable, net	$179.7	$22.6	$173.1	$24.9
At March 31, 2017, 12.6% of our total notes receivable, net, was past due by over 90 days, compared to 14.4% at December 31, 2016.
We evaluate our exposure to credit loss on notes receivable on both a collective and individual basis. In addition, we evaluate such notes receivable on a geographic basis and take into account any other factors (such as general economic conditions, other macroeconomic considerations, etc.) that could impact our collectability of notes receivable individually or in the aggregate. Accordingly, notes receivable may be evaluated under multiple methodologies, and the resulting allowance is not determined based on one specific methodology taking all factors into consideration. The activity in our allowance for notes receivable for each of the three month periods ended March 31, 2017 and 2016 is as follows:

	For the Three Months Ended March 31,
	2017	2016
Beginning allowance for notes receivable	$15.0	$13.2
Provision	1.7	2.0
Charge-offs and recoveries	(0.4)	(0.6)
Ending allowance for notes receivable	$16.3	$14.6

The fair value of notes receivable is estimated by discounting expected future cash flows using current interest rates at which similar loans would be made to borrowers with similar credit ratings and remaining maturities. As of March 31, 2017 and December 31, 2016, the fair value of notes receivable, net, approximated the carrying value due to contractual terms of notes receivable generally being under 24 months.
(5) Inventories
Inventories consisted of the following as of the dates presented below:

	March 31, 2017	December 31, 2016
Parts and work-in-process	$114.7	$110.5
Finished goods	138.8	131.8
Total inventories	$253.5	$242.3
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

(6) Property and Equipment, net

Property and equipment, net consisted of the following:

	March 31, 2017	December 31, 2016
Land	$36.8	$36.5
Buildings and leasehold improvements	185.4	182.2
Gaming and lottery machinery and equipment	983.0	993.3
Furniture and fixtures	30.3	28.6
Construction in progress	16.8	21.2
Other property and equipment	247.2	239.3
Less: accumulated depreciation	(914.8)	(888.9)
Total property and equipment, net	$584.7	$612.2
Depreciation expense is excluded from Cost of services, Cost of product sales, Cost of instant games and Other operating expenses and is separately presented within D&A.

	Three Months Ended
	March 31,
	2017	2016
Depreciation expense	$66.9	$80.6

(7) Intangible Assets, net and Goodwill
Intangible Assets, net
The following tables present certain information regarding our intangible assets as of March 31, 2017 and December 31, 2016.

	March 31, 2017			December 31, 2016
	Gross Carrying Value	Accumulated Amortization	Net Balance	Gross Carrying Value	Accumulated Amortization	Net Balance
Amortizable intangible assets:
Customer relationships	$878.6	$(178.5)	$700.1	$875.8	$(163.9)	$711.9
Intellectual property	750.7	(244.3)	506.4	726.0	(218.2)	507.8
Licenses	435.2	(164.8)	270.4	413.2	(153.5)	259.7
Brand names	125.1	(35.7)	89.4	123.7	(32.1)	91.6
Trade names	97.4	(9.7)	87.7	97.4	(8.1)	89.3
Patents and other	28.4	(14.7)	13.7	28.0	(14.2)	13.8
	2,315.4	(647.7)	1,667.7	2,264.1	(590.0)	1,674.1
Non-amortizable intangible assets:
Trade names	96.3	(2.1)	94.2	96.3	(2.1)	94.2
Total intangible assets	$2,411.7	$(649.8)	$1,761.9	$2,360.4	$(592.1)	$1,768.3

The following reflects intangible amortization expense included within D&A:

	Three Months Ended
	March 31,
	2017	2016
Amortization expense	$61.9	$65.6
Goodwill

The table below reconciles the change in the carrying value of goodwill by business segment for the period from
December 31, 2016 to March 31, 2017.

Goodwill	Gaming	Lottery	Interactive	Totals
Balance as of December 31, 2016	$2,428.6	$350.0	$109.8	$2,888.4
Foreign currency adjustments	15.9	1.8	—	17.7
Balance as of March 31, 2017	$2,444.5	$351.8	$109.8	$2,906.1

(8) Software, net
Software, net consisted of the following:

	March 31, 2017	December 31, 2016
Software	$951.2	$924.8
Accumulated amortization	(555.7)	(515.7)
Software, net	$395.5	$409.1
The following reflects amortization of software included within D&A:

	Three Months Ended
	March 31,
	2017	2016
Amortization expense	$36.3	$34.4

(9) Equity Investments
Equity investments totaled $187.0 million and $179.9 million as of March 31, 2017 and December 31, 2016, respectively. We received distributions and dividends totaling $3.7 million and $1.5 million during the three months ended March 31, 2017 and 2016, respectively.

(10) Long-Term and Other Debt
Outstanding Debt and Capital Leases

The following reflects our outstanding debt:

	As of
	March 31, 2017				December 31, 2016
	Face value	Unamortized debt (discount) premium	Unamortized deferred financing costs	Book value	Book value
Senior Secured Credit Facilities:
Revolver, varying interest rate, due 2018	$—	$—	$—	$—	$45.0
Revolver, varying interest rate, due 2020	—	—	—	—	—
Term Loan B-1	—	—	—	—	2,183.5
Term Loan B-2	—	—	—	—	1,905.8
Term Loan B-3	3,291.0	(16.3)	(58.2)	3,216.5	—
Senior Notes:
Secured Notes	2,100.0	67.5	(31.8)	2,135.7	936.3
Unsecured Notes	2,200.0	—	(34.5)	2,165.5	2,164.0
Subordinated Notes:
2018 Notes	—	—	—	—	248.7
2020 Notes	243.5	—	(2.1)	241.4	241.2
2021 Notes	340.6	(1.4)	(4.3)	334.9	334.5
Capital lease obligations, 3.9% interest as of March 31, 2017 payable monthly through 2019	13.7	—	—	13.7	15.2
Total long-term debt outstanding	$8,188.8	$49.8	$(130.9)	$8,107.7	$8,074.2
Less: current portion of long-term debt				(39.3)	(49.3)
Long-term debt, excluding current portion				$8,068.4	$8,024.9
Fair value of debt(1)	$8,379.2				$8,221.8
(1) Fair value of our fixed rate and variable interest rate debt is classified within level 2 in the fair value hierarchy and has been calculated based on the quoted market prices of our securities.
We were in compliance with the financial covenants under our debt agreements as of March 31, 2017.
February 2017 Refinancing Transactions
On February 14, 2017, we entered into an amendment to our credit agreement which provides for a $3,291.0 million senior secured term B-3 loan facility which matures in 2021 and reduces the commitments on the revolving credit facility to $556.2 million through October 2018, with a step-down in availability at that time to $381.7 million until the extended maturity in October 2020. We also successfully completed an additional offering of our Secured Notes in the aggregate principal amount of $1.15 billion (the "additional Secured Notes"). The net proceeds of the term B-3 loan facility and the additional Secured Notes were used to (a) prepay the balances on the term B-1 and term B-2 loans and the existing revolving credit facility, (b) redeem all $250.0 million aggregate principal amount of our outstanding 2018 Notes at a redemption price equal to 100% of the principal amount of the 2018 Notes, plus accrued and unpaid interest to but not including the redemption date (which redemption was completed on March 17, 2017) and (c) pay related fees and expenses (the "February 2017 Refinancing").
In connection with the February 2017 Refinancing, we recorded $27.9 million in financing costs presented primarily as a reduction to long-term debt.
Term Loan B-3

The new term B-3 loans that were entered into as part of the February 2017 Refinancing mature in October 2021 and will amortize in equal quarterly installments in an amount equal to 1.00% per annum of the stated principal amount thereof, with the remaining balance due at final maturity.

7.000% Senior Secured Notes due 2022

In connection with the February 2017 Refinancing, SGI issued $1.15 billion in aggregate principal amount of additional Secured Notes under the existing indenture governing the Secured Notes. Therefore the additional Secured Notes have the same terms as the previously issued $950.0 million in aggregate principal amount of Secured Notes initially issued in November 2014 except for the issue date and offering price. The additional Secured Notes and the initial Secured Notes will be treated as a single series of debt securities for all other purposes under the indenture governing the Secured Notes.

For additional information regarding terms of our credit agreement and Secured Notes, see Note 16 (Long-Term and Other Debt) in our 2016 10-K.

Loss on Extinguishment and Modification of Debt

The following are components of the loss on extinguishment and modification of debt for the three months ended March 31, 2017:

Unamortized debt discount and deferred financing costs	$(25.8)
Third party debt issuance fees	(3.9)
Total loss on extinguishment and modification of debt	$(29.7)

(11) Fair Value Measurements
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
We hedge a portion of our interest expense associated with our variable rate debt to effectively fix the interest rates that we pay. We have interest rate swap contracts designated as cash flow hedges under ASC 815. Under these hedges, we pay interest at a weighted-average fixed rate of 2.151% and receive interest at the greater of 1% or the prevailing three-month LIBOR rate. The total notional amount of interest rate swaps outstanding was $700.0 million as of both March 31, 2017 and December 31, 2016.
These hedges are highly effective in offsetting changes in our future expected cash flows due to the fluctuation in the three-month LIBOR rate associated with our variable rate debt. The effectiveness of these hedges is measured quarterly on a retrospective basis. As a result of the effective matching of the critical terms on our variable rate interest expense being hedged to the hedging instruments being used, we have not measured any hedge ineffectiveness through the date of our debt refinancing transactions as described in Note 10. Subsequent to the debt refinancing, we have measured ineffectiveness totaling $0.6 million as a result of the terms of our swaps no longer matching critical terms with the hedged forecasted interest payments; however, those hedges remain highly effective as measured by our regression analysis. We expect our interest rate swaps to continue to remain highly effective. All gains and losses from these hedges are recorded in Other comprehensive income (loss) until the future underlying payment transactions occur. Any realized gains or losses resulting from the hedges will be recognized (together with the hedged transaction) as interest expense. We estimate the fair value of our interest rate swap contracts by discounting the future cash flows of both the fixed rate and variable rate interest payments based on market yield curves. The inputs used to measure the fair value of our interest rate swap contracts are categorized as Level 2 in the fair value hierarchy.
The following table shows the (gains) losses on our interest rate swap contracts:

	Three Months Ended
	March 31,
	2017	2016
(Gains) losses recorded in accumulated other comprehensive loss, net of tax	$(2.8)	$1.0
Reclassifications of losses out of accumulated other comprehensive loss	2.1	2.1
Ineffectiveness recorded in interest expense	0.6	—
We expect to reclassify additional losses of $4.6 million from accumulated other comprehensive loss to interest expense in the next twelve months. The following table shows the fair value of our hedges:

	March 31, 2017	December 31, 2016
Accrued liabilities	$4.6	$6.7
Other long-term liabilities	—	0.2
Total fair value	$4.6	$6.9
(12) Stock-based Compensation and Employee Benefit Plans
We provide stock-based compensation using stock options and RSUs. At the Annual Meeting, our stockholders approved the adoption of a new ESPP. The first offering period under the new ESPP commenced on January 1, 2017. The following reflects stock-based compensation expense recognized:

	Three Months Ended
	March 31,
	2017	2016
Related to vesting of stock options	$0.2	$0.7
Related to vesting of RSUs	5.7	5.8
Total	$5.9	$6.5

We have defined benefit pension plans for our U.K.-based union employees (the "U.K. Plan") and certain Canadian-based employees (the "Canadian Plan") as well as a 401(k) plan for U.S.-based employees, which are described in Note 19 in our 2016 10-K. We recognized no material costs in 2017 and 2016 under these plans.

(13) Income Taxes
As of each reporting date, management considers new evidence, both positive and negative, that could affect its view of the future realization of deferred tax assets. Upon evaluation of all available evidence, and considering the projected U.S. pre-tax losses for 2017, a valuation allowance has been contemplated as a component of the estimated annual effective tax rate for 2017. The valuation allowance to be recorded during 2017 related to the U.S. federal tax jurisdiction is incremental to the valuation allowance recorded as of December 31, 2016. The Company maintained other valuation allowances for certain non-U.S. jurisdictions with cumulative losses.
The effective income tax rates for the three months ended March 31, 2017 and 2016 were (19.9)% and 17.2%, respectively, and were determined using an estimated annual effective tax rate after considering any discrete items for such periods. The change in the effective tax rates relates primarily to an increase in the valuation allowance recorded against net deferred tax assets in the U.S. federal tax jurisdiction for the three months ended March 31, 2017. The effective income tax rate for the three months ended March 31, 2017 reflects an overall tax expense due to the application of a full valuation allowance against the U.S. pre-tax losses coupled with a tax expense on foreign pre-tax earnings. In the three months ended March 31, 2016, we have an overall tax benefit as the valuation allowance recorded during the period was only applicable to a portion of the U.S. pre-tax losses.

(14) Litigation
The Company is involved in various routine and other specific legal proceedings, including the following which are described in Note 22 within our 2016 10-K: Colombia litigation, SNAI litigation, Oregon State Lottery matter and Shuffle Tech matter. There have been no material changes to these matters since the 2016 10-K was filed with the SEC, except as described below.
We record an accrual for legal contingencies when it is both probable that a liability has been incurred and the amount or range of the loss can be reasonably estimated (although, as discussed below, there may be an exposure to loss in excess of the accrued liability). We evaluate our accruals for legal contingencies at least quarterly and, as appropriate, establish new accruals or adjust existing accruals to reflect (1) the facts and circumstances known to us at the time, including information regarding negotiations, settlements, rulings and other relevant events and developments, (2) the advice and analyses of counsel and (3) the assumptions and judgment of management. Legal costs associated with our legal proceedings are expensed as incurred. We had accrued liabilities of $4.8 million and $7.7 million for all of our legal matters that were contingencies as of March 31, 2017 and December 31, 2016, respectively.
Substantially all of our legal contingencies are subject to significant uncertainties and, therefore, determining the likelihood of a loss and/or the measurement of any loss involves a series of complex judgments about future events. Consequently, the ultimate outcomes of our legal contingencies could result in losses in excess of amounts we have accrued. We may be unable to estimate a range of possible losses for some matters pending against the Company or its subsidiaries, even when the amount of damages claimed against the Company or its subsidiaries is stated because, among other things: (1) the claimed amount may be exaggerated or unsupported; (2) the claim may be based on a novel legal theory or involve a large number of parties; (3) there may be uncertainty as to the likelihood of a class being certified or the ultimate size of the class; (4) there may be uncertainty as to the outcome of pending appeals or motions; (5) the matter may not have progressed sufficiently through discovery or there may be significant factual or legal issues to be resolved or developed; and/or (6) there may be uncertainty as to the enforceability of legal judgments and outcomes in certain jurisdictions. Other matters have progressed sufficiently that we are able to estimate a range of possible loss. For those legal contingencies disclosed below and in Note 22 in our 2016 10-K, as well as those related to the previously disclosed settlement agreement entered into in February 2015 with SNAI S.p.a., as to which a loss is reasonably possible, whether in excess of a related accrued liability or where there is no accrued liability, and for which we are able to estimate a range of possible loss, the current estimated range is up to approximately $13.0 million in excess of the accrued liabilities (if any) related to those legal contingencies. This aggregate range represents management’s estimate of additional possible loss in excess of the accrued liabilities (if any) with respect to these matters based on currently available information, including any damages claimed by the plaintiffs, and is subject to significant judgment and a variety of assumptions and inherent uncertainties. For example, at the time of making an estimate, management may have only preliminary, incomplete, or inaccurate information about the facts underlying a claim; its assumptions about the future rulings of the court or other tribunal on significant issues, or the behavior and incentives of adverse parties, regulators, indemnitors or co‑defendants, may prove to be wrong; and the outcomes it is attempting to predict are often not amenable to the use of statistical or other quantitative analytical tools. In addition, from time to time an outcome may occur that management had not accounted for in its estimate because it had considered that outcome to be remote. Furthermore, as noted above, the aggregate range does not include any matters for which the Company is not able to estimate a range of possible loss. Accordingly, the estimated aggregate range of possible loss does not represent our maximum loss exposure. Any such losses could have a material adverse impact on our results of operations, cash flows or financial condition. The legal proceedings underlying the estimated range will change from time to time, and actual results may vary significantly from the current estimate.
Shuffle Tech update
On March 24, 2017, SGC, Bally Technologies, Inc. and Bally Gaming, Inc. filed a motion for summary judgment in their favor on all claims asserted by the plaintiffs in the lawsuit. We intend to continue to vigorously defend against the claims asserted in the lawsuit.
For additional information regarding our pending litigation matters, see Note 22 in our 2016 10-K.
(15) Subsequent Events
Subsequent to March 31, 2017, we entered into a settlement and seven-year patent cross-license agreement with another party that resolved outstanding intellectual property matters between the two companies. As part of this agreement, we received a $20.0 million advance royalty payment.
On April 7, 2017, we completed the acquisition of privately held mobile and social game company Spicerack Media, Inc., acquiring all of the issued and outstanding capital stock for approximately $25.0 million in cash with the potential for additional contingent consideration. We expect that a substantial portion of the purchase price will be allocated to acquired intellectual property and customer list.

(16) Financial Information for Guarantor Subsidiaries and Non-Guarantor Subsidiaries
We conduct substantially all of our business through our U.S. and foreign subsidiaries. As of March 31, 2017, SGI's obligations under the 2020 Notes, the 2021 Notes, the Secured Notes and the Unsecured Notes were fully and unconditionally and jointly and severally guaranteed by SGC and the Guarantor Subsidiaries other than SGI. We redeemed all of the outstanding 2018 Notes on March 17, 2017, but they were previously issued by SGC and fully and unconditionally and jointly and severally guaranteed by the Guarantor Subsidiaries. The guarantees of our 2020 Notes, 2021 Notes, Secured Notes and Unsecured Notes will terminate under the following customary circumstances: (1) the sale or disposition of the capital stock of the guarantor (including by consolidation or merger of the guarantor into another person); (2) the liquidation or dissolution of the guarantor; (3) the defeasance or satisfaction and discharge of the notes; (4) the release of the guarantor from any guarantees of indebtedness of SGC and SGI; and (5) the proper designation of the guarantor as an unrestricted subsidiary pursuant to the indenture governing the respective Notes. The guarantees of our 2018 Notes were released in connection with the redemption of the 2018 Notes.

During the third quarter of 2016, we designated certain of our wholly owned direct and indirect subsidiaries that hold substantially all of the assets of, and operate, our social gaming business, as “Unrestricted Subsidiaries” under our credit agreement and each of the indentures governing the 2018 Notes, 2020 Notes, 2021 Notes, Secured Notes and Unsecured Notes. As a result of these designations, our 100%-owned social gaming subsidiaries are no longer guarantors under our credit agreement and indentures. Therefore, the historical condensed consolidating financial information presented has been reclassified to show the nature of assets held, results of operations and cash flows assuming the "Unrestricted Subsidiary" designations were in effect at the beginning of all periods presented, consistent with their status as non-guarantors as of March 31, 2017. The affected subsidiaries are no longer allocated interest in this condensed consolidating financial information due to their present status as non-guarantors. Accordingly, for all periods presented, we no longer present an allocation of interest to any entities, including the Unrestricted Subsidiaries, other than the legal entity issuer of the associated debt.

Presented below is condensed consolidating financial information for (1) SGC, (2) SGI, (3) the Guarantor Subsidiaries and (4) the Non-Guarantor Subsidiaries as of March 31, 2017 and December 31, 2016 and for the three months ended March 31, 2017 and 2016. The condensed consolidating financial information has been presented to show the nature of assets held, results of operations and cash flows of SGC, SGI, the Guarantor Subsidiaries and the Non-Guarantor Subsidiaries assuming the current guarantee structures of the 2018 Notes, the 2020 Notes, the 2021 Notes, the Secured Notes and the Unsecured Notes were in effect at the beginning of the periods presented.
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

SCIENTIFIC GAMES CORPORATION AND SUBSIDIARIES
SUPPLEMENTAL CONDENSED CONSOLIDATING BALANCE SHEET
As of March 31, 2017

	SGC (Parent and Issuer1)	SGI (Issuer2)	Guarantor Subsidiaries	Non-Guarantor Subsidiaries	Eliminating Entries	Consolidated
Assets
Cash and cash equivalents	$37.8	$1.0	$—	$98.7	$(5.6)	$131.9
Restricted cash	—	—	27.0	0.1	—	27.1
Accounts receivable, net	—	51.9	202.5	209.1	—	463.5
Notes receivable, net	—	—	103.6	27.4	—	131.0
Inventories	—	39.9	88.3	141.4	(16.1)	253.5
Prepaid expenses, deposits and other current assets	5.3	20.7	48.4	38.8	—	113.2
Property and equipment, net	7.3	93.7	347.0	156.6	(19.9)	584.7
Investment in subsidiaries	3,045.4	941.0	1,022.4	—	(5,008.8)	—
Goodwill	—	188.3	1,932.4	785.4	—	2,906.1
Intangible assets, net	196.0	37.3	1,323.2	205.4	—	1,761.9
Intercompany balances	—	5,594.2	—	213.3	(5,807.5)	—
Software, net	77.6	20.2	248.4	49.3	—	395.5
Other assets(3)	233.6	281.0	57.1	178.0	(444.9)	304.8
Total assets	$3,603.0	$7,269.2	$5,400.3	$2,103.5	$(11,302.8)	$7,073.2
Liabilities and stockholders' (deficit) equity
Current portion of long-term debt	$—	$32.9	$—	$6.4	$—	$39.3
Other current liabilities	98.9	198.1	200.0	156.4	(7.2)	646.2
Long-term debt, excluding current portion	—	8,061.0	—	7.4	—	8,068.4
Other long-term liabilities	189.1	9.0	487.7	71.9	(443.2)	314.5
Intercompany balances	5,310.2	—	497.3	—	(5,807.5)	—
Stockholders' (deficit) equity	(1,995.2)	(1,031.8)	4,215.3	1,861.4	(5,044.9)	(1,995.2)
Total liabilities and stockholders' (deficit) equity	$3,603.0	$7,269.2	$5,400.3	$2,103.5	$(11,302.8)	$7,073.2

1 - Issuer of obligations under the 2018 Notes, which were redeemed on March 17, 2017.
2 - Issuer of obligations under the 2020 Notes, the 2021 Notes, the Secured Notes and the Unsecured Notes.
3 - Includes $16.1 million and $0.7 million in non-current restricted cash for Guarantor Subsidiaries and Non-Guarantor Subsidiaries, respectively.

SCIENTIFIC GAMES CORPORATION AND SUBSIDIARIES
SUPPLEMENTAL CONDENSED CONSOLIDATING BALANCE SHEET
As of December 31, 2016

	SGC (Parent and Issuer1)	SGI (Issuer2)	Guarantor Subsidiaries	Non-Guarantor Subsidiaries	Eliminating Entries	Consolidated
Assets
Cash and cash equivalents	$32.7	$1.7	$—	$81.8	$(1.1)	$115.1
Restricted cash	—	—	24.6	0.1	—	24.7
Accounts receivable, net	—	61.4	199.2	234.4	—	495.0
Notes receivable, net	—	—	94.4	31.0	—	125.4
Inventories	—	40.3	83.1	138.1	(19.2)	242.3
Prepaid expenses, deposits and other current assets	11.6	15.7	45.6	41.2	—	114.1
Property and equipment, net	5.6	98.4	369.3	154.9	(16.0)	612.2
Investment in subsidiaries	3,000.7	926.7	944.0	—	(4,871.4)	—
Goodwill	—	188.3	1,931.6	768.5	—	2,888.4
Intangible assets, net	185.8	37.5	1,343.0	202.0	—	1,768.3
Intercompany balances	—	5,415.1	—	116.6	(5,531.7)	—
Software, net	74.7	21.4	264.6	48.4	—	409.1
Other assets(3)	233.6	236.5	50.8	173.5	(401.6)	292.8
Total assets	$3,544.7	$7,043.0	$5,350.2	$1,990.5	$(10,841.0)	$7,087.4
Liabilities and stockholders' (deficit) equity
Current portion of long-term debt	$—	$43.0	$—	$6.3	$—	$49.3
Other current liabilities	100.5	158.7	216.3	168.7	(1.1)	643.1
Long-term debt, excluding current portion	248.7	7,767.3	—	8.9	—	8,024.9
Other long-term liabilities	159.0	12.4	468.8	67.2	(401.6)	305.8
Intercompany balances	4,972.2	—	559.5	—	(5,531.7)	—
Stockholders' (deficit) equity	(1,935.7)	(938.4)	4,105.6	1,739.4	(4,906.6)	(1,935.7)
Total liabilities and stockholders' (deficit) equity	$3,544.7	$7,043.0	$5,350.2	$1,990.5	$(10,841.0)	$7,087.4

1 - Issuer of obligations under the 2018 Notes, which were redeemed on March 17, 2017.
2 - Issuer of obligations under the 2020 Notes, the 2021 Notes, the Secured Notes and the Unsecured Notes.
3 - Includes $16.4 million and $0.7 million in non-current restricted cash for Guarantor Subsidiaries and Non-Guarantor Subsidiaries, respectively.

SCIENTIFIC GAMES CORPORATION AND SUBSIDIARIES
SUPPLEMENTAL CONDENSED CONSOLIDATING STATEMENT OF
OPERATIONS AND COMPREHENSIVE LOSS
Three Months Ended March 31, 2017

	SGC (Parent and Issuer1)	SGI (Issuer2)	Guarantor Subsidiaries	Non-Guarantor Subsidiaries	Eliminating Entries	Consolidated
Revenue	$—	$118.0	$399.8	$264.6	$(57.0)	$725.4
Cost of services, cost of product sales and cost of instant games (3)	—	82.9	123.7	121.8	(48.4)	280.0
Selling, general and administrative	29.7	9.5	48.8	62.4	(9.7)	140.7
Research and development	0.5	1.4	34.2	6.3	—	42.4
Depreciation, amortization and impairments	20.3	7.5	111.9	27.8	(2.4)	165.1
Restructuring and other	3.8	0.2	4.2	1.0	—	9.2
Operating (loss) income	(54.3)	16.5	77.0	45.3	3.5	88.0
Interest expense	(4.5)	(154.6)	—	(0.3)	—	(159.4)
Loss on early extinguishment of debt	(1.1)	(28.6)	—	—	—	(29.7)
Other (expense) income, net	(20.8)	50.7	(25.5)	12.6	—	17.0
Net (loss) income before equity in income of subsidiaries and income taxes	(80.7)	(116.0)	51.5	57.6	3.5	(84.1)
Equity in income of subsidiaries	4.7	17.3	15.4	—	(37.4)	—
Income tax (expense) benefit	(24.8)	43.4	(20.6)	(14.7)	—	(16.7)
Net (loss) income	$(100.8)	$(55.3)	$46.3	$42.9	$(33.9)	$(100.8)

Other comprehensive income	36.1	4.0	21.5	29.5	(55.0)	36.1
Comprehensive (loss) income	$(64.7)	$(51.3)	$67.8	$72.4	$(88.9)	$(64.7)

1 - Issuer of obligations under the 2018 Notes, which were redeemed on March 17, 2017.
2 - Issuer of obligations under the 2020 Notes, the 2021 Notes, the Secured Notes and the Unsecured Notes.
3 - Exclusive of D&A.

SCIENTIFIC GAMES CORPORATION AND SUBSIDIARIES
SUPPLEMENTAL CONDENSED CONSOLIDATING STATEMENT OF
OPERATIONS AND COMPREHENSIVE LOSS
Three Months Ended March 31, 2016

	SGC (Parent and Issuer1)	SGI (Issuer2)	Guarantor Subsidiaries	Non-Guarantor Subsidiaries	Eliminating Entries	Consolidated
Revenue	$—	$115.3	$361.5	$264.4	$(59.2)	$682.0
Cost of services, cost of product sales and cost of instant games (3)	—	82.9	96.7	135.9	(59.2)	256.3
Selling, general and administrative	24.0	11.3	53.5	53.5	—	142.3
Research and development	0.9	2.3	35.9	10.7	—	49.8
Depreciation, amortization and impairments	12.8	10.7	126.2	30.9	—	180.6
Restructuring and other	—	—	0.8	1.9	—	2.7
Operating (loss) income	(37.7)	8.1	48.4	31.5	—	50.3
Interest (expense) income	(5.3)	(160.5)	—	0.1	—	(165.7)
Other (expense) income, net	(25.6)	50.3	(23.1)	2.3	—	3.9
Net (loss) income before equity in (loss) income of subsidiaries and income taxes	(68.6)	(102.1)	25.3	33.9	—	(111.5)
Equity in (loss) income of subsidiaries	(45.9)	18.9	20.9	—	6.1	—
Income tax benefit (expense)	22.2	—	—	(3.0)	—	19.2
Net (loss) income	$(92.3)	$(83.2)	$46.2	$30.9	$6.1	$(92.3)

Other comprehensive (loss) income	(2.4)	(0.3)	1.9	2.8	(4.4)	(2.4)
Comprehensive (loss) income	$(94.7)	$(83.5)	$48.1	$33.7	$1.7	$(94.7)

1 - Issuer of obligations under the 2018 Notes, which were redeemed on March 17, 2017.
2 - Issuer of obligations under the 2020 Notes, the 2021 Notes, the Secured Notes and the Unsecured Notes.
3 - Exclusive of D&A.

SCIENTIFIC GAMES CORPORATION AND SUBSIDIARIES
SUPPLEMENTAL CONDENSED CONSOLIDATING STATEMENT OF CASH FLOWS
Three Months Ended March 31, 2017

	SGC (Parent and Issuer1)	SGI (Issuer2)	Guarantor Subsidiaries	Non-Guarantor Subsidiaries	Eliminating Entries	Consolidated
Net cash (used in) provided by operating activities	$(62.2)	$(20.9)	$104.3	$94.3	$(4.5)	$111.0
Cash flows from investing activities:
Capital expenditures	(9.3)	(4.7)	(26.2)	(21.1)	—	(61.3)
Acquisition of business, net of cash acquired	—	—	(21.5)	—	—	(21.5)
Distributions of capital from equity investments	—	—	—	1.3	—	1.3
Changes in other assets and liabilities and other	—	—	—	2.0	—	2.0
Other, principally change in intercompany investing activities	—	(221.9)	—	(60.6)	282.5	—
Net cash used in investing activities	(9.3)	(226.6)	(47.7)	(78.4)	282.5	(79.5)
Cash flows from financing activities:
Net payments of long-term debt including proceeds and repurchases of senior notes and term loans	(250.0)	274.0	—	(1.5)	—	22.5
Payments of debt issuance and deferred financing costs	—	(27.2)	—	—	—	(27.2)
Payments on license obligations	(9.2)	—	(0.6)	—	—	(9.8)
Net redemptions of common stock under stock-based compensation plans	(0.6)	—	—	—	—	(0.6)
Other, principally change in intercompany financing activities	336.4	—	(53.9)	—	(282.5)	—
Net cash provided by (used in) financing activities	76.6	246.8	(54.5)	(1.5)	(282.5)	(15.1)
Effect of exchange rate changes on cash, cash equivalents and restricted cash	—	—	—	2.5	—	2.5
Increase (decrease) in cash, cash equivalents and restricted cash	5.1	(0.7)	2.1	16.9	(4.5)	18.9
Cash, cash equivalents and restricted cash, beginning of period	32.7	1.7	41.0	82.6	(1.1)	156.9
Cash, cash equivalents and restricted cash end of period	$37.8	$1.0	$43.1	$99.5	$(5.6)	$175.8

1 - Issuer of obligations under the 2018 Notes, which were redeemed on March 17, 2017.
2 - Issuer of obligations under the 2020 Notes, the 2021 Notes, the Secured Notes and the Unsecured Notes.

SCIENTIFIC GAMES CORPORATION AND SUBSIDIARIES
SUPPLEMENTAL CONDENSED CONSOLIDATING STATEMENT OF CASH FLOWS
Three Months Ended March 31, 2016

	SGC (Parent and Issuer1)	SGI (Issuer2)	Guarantor Subsidiaries	Non-Guarantor Subsidiaries	Eliminating Entries	Consolidated
Net cash (used in) provided by operating activities	$(75.2)	$(36.9)	$176.0	$38.0	$(0.8)	$101.1
Cash flows from investing activities:
Capital expenditures	(5.8)	(2.7)	(35.5)	(7.2)	—	(51.2)
Distributions of capital from equity investments	—	—	—	1.5	—	1.5
Changes in other assets and liabilities and other	—	—	1.6	(0.1)	—	1.5
Other, principally change in intercompany investing activities	—	65.4	—	—	(65.4)	—
Net cash (used in) provided by investing activities	(5.8)	62.7	(33.9)	(5.8)	(65.4)	(48.2)
Cash flows from financing activities:
Net payments on long-term debt	—	(25.8)	—	(1.7)	—	(27.5)
Payments on license obligations	(8.4)	—	(1.2)	—	—	(9.6)
Other, principally change in intercompany financing activities	108.0	—	(140.8)	(32.6)	65.4	—
Net cash provided by (used in) financing activities	99.6	(25.8)	(142.0)	(34.3)	65.4	(37.1)
Effect of exchange rate changes on cash, cash equivalents and restricted cash	—	0.1	—	1.7	—	1.8
Increase (decrease) in cash, cash equivalents and restricted cash	18.6	0.1	0.1	(0.4)	(0.8)	17.6
Cash, cash equivalents and restricted cash, beginning of period	43.2	—	37.7	85.9	—	166.8
Cash, cash equivalents and restricted cash, end of period	$61.8	$0.1	$37.8	$85.5	$(0.8)	$184.4

1 - Issuer of obligations under the 2018 Notes, which were redeemed on March 17, 2017.
2 - Issuer of obligations under the 2020 Notes, the 2021 Notes, the Secured Notes and the Unsecured Notes.

Item 2. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS
The following discussion is intended to enhance the reader's understanding of our operations and current business environment and should be read in conjunction with the description of our business included under Item 1 "Financial Statements" in this Quarterly Report on Form 10-Q and Item 1 "Business," Item 1A "Risk Factors" and Item 7 "Management’s Discussion and Analysis of Financial Condition and Results of Operations" included in our 2016 10-K.
This "Management's Discussion and Analysis of Financial Condition and Results of Operations" ("MD&A") contains forward-looking statements within the meaning of the Private Securities Litigation Reform Act of 1995 and should be read in conjunction with the disclosures and information contained and referenced under "Forward-Looking Statements" in this Quarterly Report on Form 10-Q and "Risk Factors" included in our 2016 10-K. As used in this MD&A, the terms "we," "us," "our" and the "Company" mean SGC together with its consolidated subsidiaries.

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
Current Events

•
Successfully completed a series of refinancing transactions, including a private offering of $1.15 billion in aggregate principal amount of 7.000% senior secured notes due 2022 and an amendment to our credit agreement that extended the maturity of our term loans and revolving credit facility, and reduced the applicable interest rate on the term loans. These actions reduced the total principal value of our debt by $45.0 million, including payment of the remaining $45.0 million on our revolving credit facility, lowered our annual cash interest cost, extended the maturity to 2021 and 2022 for approximately 95 percent of our debt and significantly reduced our exposure to floating interest rates.

•	Voluntarily redeemed and cancelled all $250.0 million aggregate principal amount of our outstanding 2018 Notes.

•
Largely completed the new business improvement initiative (announced on November 3, 2016), which we expect will streamline our organization, increase our efficiencies and significantly reduce our operating costs once the initiative is fully implemented.

•	Successfully completed the acquisition of DEQ Systems Corp.

•
Subsequent to March 31, 2017, we completed the acquisition of Spicerack Media, Inc., a privately held mobile and social game company which will allow us to incorporate the successful Bingo Showdown social bingo mobile gaming app into our portfolio of games.

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

	Three Months Ended
	March 31,
	2017		2016
(in millions)	Revenue	% Consolidated Revenue	Revenue	% Consolidated Revenue
Foreign Currency:
British Pound Sterling	$51.4	7.1%	$55.1	8.1%
Euro	33.1	4.6%	26.5	3.9%
Australian Dollar	23.9	3.3%	17.5	2.6%
We also have foreign currency exposure related to certain of our equity investments. See "Risk Factors" under Item 1A and "Consolidated Results — Other Factors Affecting 2016 Net Loss — Foreign exchange" under Item 7 in our 2016 Form 10-K. Foreign currency had a negative $8.1 million impact on revenue for the three months ended March 31, 2017.

CONSOLIDATED RESULTS

	Three Months Ended March 31,		Variance
(in millions)	2017	2016	2017 vs. 2016
Total revenue	$725.4	$682.0	$43.4	6.4%
Total operating expenses	637.4	631.7	5.7	0.9%
Operating income	88.0	50.3	37.7	75.0%
Net loss before income taxes	(84.1)	(111.5)	27.4	(24.6)%
Net loss	$(100.8)	$(92.3)	$(8.5)	9.2%

Three Months Ended March 31, 2017 Compared to Three Months Ended March 31, 2016
Revenue

	Three Months Ended March 31,		Variance
(in millions)	2017	2016	2017 vs. 2016
Gaming	$440.0	$421.7	$18.3	4.3%
Lottery	189.1	187.7	1.4	0.7%
Interactive	96.3	72.6	23.7	32.6%
Total revenue	$725.4	$682.0	$43.4	6.4%

Gaming revenue increased compared to the prior-year period primarily due to higher unit sales of gaming machines and table products, which was partially offset by a decrease in WAP and premium game service revenue. The Gaming revenue increase included the unfavorable foreign currency impact of $5.1 million in the three months ended March 31, 2017.
Lottery revenue slightly increased compared to the prior-year period primarily due to increased instant products revenue which was partially offset by a decrease in lottery systems revenue, including lower retail sales of multi-state games due to the record POWERBALL jackpot in the prior-year period. The Lottery revenue increase included the unfavorable foreign currency impact of $2.0 million.
Interactive revenue increased compared to the prior-year period primarily due to growth in our social gaming business, reflecting the ongoing popularity of Jackpot Party® Social Casino and the success of our recently launched Quick Hit® Slots and Hot Shot® Social Casino social gaming apps.
Operating expenses

	Three Months Ended March 31,		Variance
(in millions)	2017	2016	2017 vs. 2016
Operating expenses:
Cost of services	$103.3	$94.9	$8.4	8.9%
Cost of product sales	106.6	94.4	12.2	12.9%
Cost of instant games	70.1	67.0	3.1	4.6%
Selling, general and administrative	140.7	142.3	(1.6)	(1.1)%
Research and development	42.4	49.8	(7.4)	(14.9)%
Depreciation, amortization and impairments	165.1	180.6	(15.5)	(8.6)%
Restructuring and other	9.2	2.7	6.5	240.7%
Total operating expenses	$637.4	$631.7	$5.7	0.9%
Cost of revenue
Total cost of revenue for the three-month period increased compared to the prior-year period primarily due to: (1) a $12.0 million increase in the cost of Interactive services primarily related to platform fees associated with the $20.0 million increase in Interactive social gaming revenue; and (2) a $11.5 million increase in the cost of Gaming machine unit sales primarily related to the increase in units sold.
R&D
Research and development for the three-month period decreased compared to the prior-year period primarily driven by reduced spending on outside resources for certain projects which were nearing completion during the quarter and headcount reduction initiatives completed subsequent to the first quarter of 2016.
D&A
The decrease in D&A for the three-month period as compared to the prior-year period was primarily due to certain acquired intangible assets becoming fully depreciated in the third quarter of 2016, as well as Lottery systems equipment also becoming fully depreciated during 2016.
Other Factors Affecting Net Loss
Loss on extinguishment and modification of debt
During the first quarter of 2017, we completed a series of refinancing transactions, including the redemption of $250.0 million of outstanding 2018 Notes, which resulted in $29.7 million in loss on extinguishment and modification of debt. For additional information regarding these transactions including components of the expense, see Note 10.

Income tax (expense) benefit

               We recorded an income tax expense of $16.7 million for the three months ended March 31, 2017, compared to an income tax benefit of $19.2 million for the three months ended March 31, 2016. The effective income tax rates for the three months ended March 31, 2017 and 2016 were (19.9)% and 17.2%, respectively, and were determined using an estimated annual effective tax rate after considering any discrete items for such periods. For additional information regarding the changes in our effective tax rates and the variance in our income tax benefit, see Note 13.

See "— Business Segments Results" below for a more detailed explanation of the significant changes in our components of revenue within the individual segment results of operations.

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
We generate Gaming revenue from both services and product sales. Our services revenue includes revenue earned from WAP, premium and daily-fee Participation gaming machines, other leased gaming machines (including VLTs and electronic table games), leased table products and services (including Shufflers), casino management technology solutions and systems, PTG licensing and other services revenues. Our product sales revenue includes the sale of new and used gaming machines, electronic table games, VLTs and VGTs, casino-management technology solutions and systems, table products, conversion kits (including game, hardware or operating system conversions) and spare parts. For additional information, refer to the Gaming primary business activities summary included within Item 7 of our 2016 10-K.

Current Year Update

For 2017, we expect to continue to face pricing pressure in our Gaming segment. We anticipate that replacement demand for gaming machines and constraints on capital spending by gaming operators will continue at current levels and that demand for gaming machines will continue to be negatively impacted by the continued consolidation of casino and other gaming operators. We anticipate that demand for our gaming systems products and services will continue at current levels due to fewer large, multi-site installation opportunities, system replacements and new casino anticipated openings throughout 2017. We believe that our installed base of WAP, premium and daily-fee Participation gaming machines has stabilized, benefiting from the release of a number of new games, including the launch of our new GameScape™ cabinet in the third quarter of 2016. The GameScape cabinet, a dedicated Participation platform, features a player-favorite branded WILLY WONKA WORLD OF WONKA™ game.

Results of Operations and Key Performance Indicators for Gaming

	Three Months Ended March 31,		Variance
(in millions)	2017	2016	2017 vs. 2016
Total revenue	$440.0	$421.7	$18.3	4.3%
Total operating expenses	362.5	378.3	(15.8)	(4.2)%
Operating income	$77.5	$43.4	$34.1	78.6%

Three Months Ended March 31, 2017 Compared to Three Months Ended March 31, 2016
Revenue

	Three Months Ended March 31,		Variance
(in millions)	2017	2016	2017 vs. 2016
Revenue:
Gaming operations	$172.4	$184.4	$(12.0)	(6.5)%
Gaming machine sales	156.2	134.5	21.7	16.1%
Gaming systems	61.5	59.7	1.8	3.0%
Table products	49.9	43.1	6.8	15.8%
Total revenue	$440.0	$421.7	$18.3	4.3%

F/X impact on revenue	$(5.1)	$(4.0)

KPIs:
WAP, premium and daily-fee Participation units:
Installed base at period end	21,143	21,975	(832)	(3.8)%
Average daily revenue per unit	$51.22	$52.94	$(1.72)	(3.2)%

Other Participation and leased units:
Installed base at period end	47,454	48,086	(632)	(1.3)%
Average daily revenue per unit	$14.96	$15.38	$(0.42)	(2.7)%

Gaming machine unit sales:
U.S. and Canadian new unit shipments	5,862	4,365	1,497	34.3%
International new unit shipments	2,497	2,383	114	4.8%
Total new unit shipments	8,359	6,748	1,611	23.9%
Average sales price per new unit	$17,015	$16,719	$296	1.8%

Gaming Operations
Gaming operations revenue decreased as compared to the prior-year period primarily due to: (1) an 832-unit decrease in the installed base of WAP, premium and daily-fee Participation gaming machines; and (2) a $1.72 decrease in the average daily revenue per WAP, premium and daily-fee Participation units.
Gaming Machine Sales

Gaming machine unit sales increased compared to the prior-year period due to higher new unit shipments primarily resulting from sales of the Pro Series WAVE and TwinStar® cabinets.
U.S. and Canadian shipments for the three months ended March 31, 2017 increased 1,497 units to 5,862 units, including 3,139 replacement units, 250 VLTs to Oregon, and 2,723 units for new casino openings and expansions, including 861 Illinois VGT units. In the prior-year period, U.S. and Canadian shipments totaled 4,365 units that comprised 3,092 replacement units, 840 VLTs to Oregon, and 433 VGTs for the Illinois market. International shipments encompassed 2,073 replacement units and 424 units for new casino openings and expansions, driven by growth in Asia, Australia and South America from 2,383 units in the prior-year period. The average sales price increased to $17,015 per unit reflecting a greater mix of higher performing premium gaming machines sold during the period.
Gaming Systems

Gaming systems sales slightly increased compared to the prior-year period primarily due to increased hardware sales related to new casino openings.
Table Products

Table products revenue increased compared to the prior-year period primarily due to increased Shuffler sales and the impact of the acquisition of DEQ Systems Corp., which closed in January 2017.

Operating income
The increase in operating income from the prior-year period was primarily attributable to the following: (1) a decrease in overall operating expenses primarily due to business improvement initiatives including lower SG&A expense of $9.0 million; (2) lower D&A of $18.2 million for the three months ended March 31, 2017; partially offset by (3) a less profitable revenue mix, which was due to an increase in lower-margin Gaming machine sales revenue combined with a decline in Gaming operations revenue.

LOTTERY

The Lottery segment is primarily comprised of our instant games business and our systems-based services and product sales business. Our instant games business generates revenue from the manufacture and sale of instant games, as well as the provision of value-added services such as game design, sales and marketing support, specialty games and promotions, inventory management, warehousing, fulfillment services, as well as full instant game category management. In addition, we provide licensed games, promotional entertainment and internet-based marketing services to the lottery industry. These revenues are presented as instant games revenue.
Our systems-based services and product sales business provides customized computer software, software support, equipment and data communication services, sports wagering systems and keno to lotteries. In the U.S., we typically provide the necessary point-of-sale terminals and equipment, software and maintenance services on a Participation basis under long-term contracts that typically have an initial term of at least five years. Internationally, we typically sell point-of-sale terminals and/or computer software to lottery authorities and may provide ongoing fee-based systems maintenance and software support services. Refer to the Lottery primary business activities summary included within Item 7 of our 2016 10-K.
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

Results of Operations and Key Performance Indicators for Lottery

	Three Months Ended March 31,		Variance
(in millions)	2017	2016	2017 vs. 2016
Total revenue	$189.1	$187.7	$1.4	0.7%
Total operating expenses	133.0	139.7	(6.7)	(4.8)%
Operating income	$56.1	$48.0	$8.1	16.9%

Three Months Ended March 31, 2017 Compared to Three Months Ended March 31, 2016

Revenue

	Three Months Ended March 31,		Variance
(in millions)	2017	2016	2017 vs. 2016
Revenue:
Instant products	$141.7	$137.3	$4.4	3.2%
Lottery systems	47.4	50.4	(3.0)	(6.0)%
Total revenue	$189.1	$187.7	$1.4	0.7%

F/X impact on revenue	$(2.0)	$(3.0)

KPIs:
Change in retail sales of U.S. lottery instant games customers(1)(2)	2.2%	8.2%	(6.0)pp	nm

Change in retail sales of U.S. lottery systems contract customers(1)(3)	(12.9)%	17.0%	(29.9)pp	nm

Change in Italy retail sales of instant games(1)	(0.9)%	2.3%	3.2pp	nm
nm = not meaningful.
pp = percentage points.
(1) Information provided by third-party lottery operators.
(2) U.S. instant games customers' retail sales include only sales of instant games.
(3) U.S. lottery systems customers' retail sales primarily include sales of draw games, keno and instant games validated by the relevant system.
.
Primary factors affecting total Lottery revenue in the three months ended March 31, 2017 were: (1) continued strength in Participation and PPU contracts, which increased instant games revenue by $6.1 million; (2) an unfavorable foreign currency impact on revenue (primarily in the U.K.) totaling $2.0 million; (3) a decrease in Lottery systems revenue primarily driven by decreases in retail sales from multi-state games of $4.2 million impacted by prior-period sales leading up to the record POWERBALL® jackpot in January 2016; partially offset by (4) increases in product sales revenue of $1.4 million.
Operating income
Operating income increased compared to the prior-year period primarily due to a more profitable revenue mix and the following key factors: (1) a decrease in D&A totaling $3.9 million; (2) a decrease in SG&A of $2.2 million; and (3) an R&D decrease of $1.8 million in the three-month period.
INTERACTIVE
We generate Interactive gaming services revenue through our social gaming, RMG and SG Universe™ products which are all available via desktop and mobile devices.
In our social gaming business, we generate revenue from the sale of virtual coins or chips, which players can use to play slot and table games (i.e., spin in the case of slot games, bet in the case of table games). The games are primarily our WMS®, Bally®, Barcrest™, SHFL® and Dragonplay® branded games. In addition, we also offer third-party branded games as well as original content.

In our RMG business, we provide game content to real-money online casino operators, primarily in Europe. We host the play of our game content on our centrally-located servers (often referred to as remote game servers) that are integrated with the online casino operators' websites. We typically earn a percentage of the operator's net gaming revenue generated by the games we host.

Our SG Universe includes three interactive services for land based casino operators: Mobile Concierge, Play4Fun NetworkTM and VenueBet. Mobile Concierge provides casinos with the ability to customize marketing to players while giving players access to their loyalty reward credits and the ability to make on-property reservations. Play4Fun Network is a social casino platform delivered through a land-based casino operator’s branded website and mobile application. VenueBet is an on-property mobile RMG platform that allows casino patrons to play their favorite casino games for real money on their mobile devices while anywhere on the casino property. We typically earn revenue from a combination of service fees and the sale of virtual coins.
Current Year Update
We continue to pursue our multi-product strategy in our social gaming B2C business and, late in the first quarter of 2017, we launched 88 Fortunes Slots on mobile worldwide.
Subsequent to March 31, 2017, we completed the acquisition of Spicerack Media, Inc., a privately held mobile and social game company, which will allow us to incorporate the successful Bingo Showdown social bingo mobile gaming app into our portfolio of games.
Results of Operations and Key Performance Indicators for Interactive

	Three Months Ended March 31,		Variance
(in millions)	2017	2016	2017 vs. 2016
Total revenue	$96.3	$72.6	$23.7	32.6%
Operating expenses	79.1	61.1	18.0	29.5%
Operating income	$17.2	$11.5	$5.7	49.6%

Three Months Ended March 31, 2017 Compared to Three Months Ended March 31, 2016

Revenue

	Three Months Ended March 31,		Variance
(in millions)	2017	2016	2017 vs. 2016
Revenue:
Social Gaming - B2C	$80.2	$60.2	$20.0	33.2%
Other	16.1	12.4	3.7	29.8%
Total revenue	$96.3	$72.6	$23.7	32.6%

KPIs:
Social gaming:
Mobile Penetration (1)	72.0%	66.0%	6pp	nm
Average MAU(2)	7.7	8.0	(0.3)	(3.8)%
Average DAU (3)	2.4	2.5	(0.1)	(4.0)%
ARPDAU (4)	$0.37	$0.26	$0.11	42.3%
nm = not meaningful.
pp = percentage points.

(1)	Mobile penetration as defined by percentage of B2C social gaming revenue generated from mobile platforms.

(2)	MAU = Monthly Active Users, a count of unique visitors to our sites during a month.

(3)	DAU = Daily Active Users, a count of unique visitors to our sites during a day.

(4)	ARPDAU = Average daily revenue per DAU is calculated by dividing revenue for a period by the DAU for the period by the number of days for the period.

The increase in revenue compared to the prior-year period is primarily attributable to social gaming B2C revenue, which grew 33%, reflecting the ongoing popularity of Jackpot Party Social Casino and the success of the recently launched Quick Hit Slots and Hot Shot Social Casino social gaming apps.

Operating income
The increase in operating income compared to the prior-year period reflects the corresponding revenue growth. SG&A expense and R&D expense increased as a result of higher marketing and player acquisition costs, coupled with new product development costs to support ongoing growth initiatives for which revenue has not yet been recognized.

RECENTLY ISSUED ACCOUNTING GUIDANCE
For a description of recently issued accounting pronouncements, see Note 1.

CRITICAL ACCOUNTING ESTIMATES
For a description of our policies regarding our critical accounting estimates, see "Critical Accounting Estimates" in "Item 7. Management's Discussion and Analysis of Financial Condition and Results of Operations" included in our 2016 10-K.
There have been no significant changes in our critical accounting estimate policies or the application of those policies to our condensed consolidated financial statements from those presented in "Item 7. Management's Discussion and Analysis of Financial Condition and Results of Operations" included in our 2016 10-K.

LIQUIDITY, CAPITAL RESOURCES AND WORKING CAPITAL
Sources of Liquidity
As of March 31, 2017, our principal sources of liquidity, other than cash flows provided by operating activities, were cash and cash equivalents and amounts available under our revolving credit facility discussed below under "Credit Agreement and Other Debt."
During the first quarter of 2017, we successfully completed a series of refinancing transactions, including a private offering of $1.15 billion in aggregate principal amount of 7.000% senior secured notes due 2022 and an amendment to our credit agreement which extended the maturity of our term loans and revolving credit facility, and reduced the applicable interest rate on the term loans. These actions reduced the total principal value of our debt by $45.0 million, including payment of the remaining $45.0 million on our revolving credit facility, lowered our annual cash interest cost, extended the maturity to 2021 and 2022 for approximately 95 percent of our debt and significantly reduced our interest rate exposure to floating rates (the "February 2017 Refinancing").
Cash and Available Revolver Capacity

	As of
(in millions)	March 31, 2017	December 31, 2016
Cash and cash equivalents	$131.9	$115.1
Revolver capacity	556.2	592.6
Revolver capacity drawn or committed to letters of credit	(30.4)	(76.1)
Total	$657.7	$631.6
The amount of our available cash and cash equivalents fluctuates principally based on borrowings or repayments under our credit facilities, investments, acquisitions and changes in our working capital position. The borrowing capacity under our revolving credit facility will depend on the amount of outstanding borrowings and letters of credit issued and on us remaining in compliance with the covenants under our credit agreement, including a maintenance covenant based on consolidated net first lien leverage. We were in compliance with the covenants under our credit agreement as of March 31, 2017. The February 2017 Refinancing, among other things, reduced the commitments on the revolving credit facility to $556.2 million through October 18, 2018, with a step-down to $381.7 million until the maturity in 2020.
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
Total cash held by our foreign subsidiaries was $81.3 million as of March 31, 2017. To the extent that a portion of our foreign cash was required to meet liquidity needs in the U.S., we might incur a tax liability to repatriate it, the timing and amount of which would depend on a variety of factors.
Our Gaming Participation and Lottery Systems businesses generally require significant upfront capital expenditures, and we may need to incur additional capital expenditures in order to retain or win new contracts. Our ability to make payments on and to refinance our indebtedness and other obligations depends on our ability to generate cash in the future. We may also, from time to time, repurchase or otherwise retire or refinance our debt, through our subsidiaries or otherwise. In the event we pursue significant acquisitions or other expansion opportunities, we may need to raise additional capital. If we do not have adequate liquidity to support these activities, we may be unable to obtain financing for these cash needs on favorable terms or at all. For additional information regarding our cash needs and related risks, see Item 1A "Risk Factors" in our 2016 10-K.
In addition, lottery customers in the U.S. generally require service providers to provide performance bonds in connection with the relevant contract. As of March 31, 2017, our outstanding performance bonds totaled $245.0 million. Our ability to obtain performance bonds on commercially reasonable terms is subject to our financial condition and to prevailing market conditions, which may be impacted by economic and political events. Although we have not experienced difficulty in obtaining such bonds to date, we cannot assure that we will continue to be able to obtain performance bonds on commercially reasonable terms, or at all.

Three Months Ended March 31, 2017 Compared to Three Months Ended March 31, 2016

Cash Flow Summary

	Three Months Ended March 31,		Variance
(in millions)	2017	2016	2017 vs. 2016
Net cash provided by operating activities	$111.0	$101.1	$9.9
Net cash used in investing activities	(79.5)	(48.2)	(31.3)
Net cash used in financing activities	(15.1)	(37.1)	22.0
Effect of exchange rates on cash, cash equivalents and restricted cash	2.5	1.8	0.7
Increase in cash, cash equivalents and restricted cash	$18.9	$17.6	$1.3
Cash flows from operating activities

	Three Months Ended March 31,		Variance
(in millions)	2017	2016	2017 vs. 2016
Net loss	$(100.8)	$(92.3)	$(8.5)
Non-cash adjustments to reconcile net loss to cash flows from operations	204.8	178.8	26.0
Change in working capital accounts	7.0	18.6	(11.6)
Other	—	(4.0)	4.0
Net cash provided by operating activities increased primarily due to the increase in incremental net earnings after reconciling adjustments for non-cash items of $204.8 million, combined with a $7.0 million positive change in working capital and other items. The changes in our working capital accounts during the three months ended March 31, 2017 were primarily driven by the following:

•	$21.5 million decrease in accounts and notes receivables due to strong collections during the quarter;

•	$13.4 million increase in inventories primarily due to the timing of orders and deployment of units in our gaming segment; and

•	$1.1 million negative net impact on cash flows from changes in other current assets and liabilities.
Cash flows from investing activities
Net cash used in investing activities increased primarily due to the acquisition of DEQ Systems Corp., combined with a $10.1 million increase in capital expenditures. Capital expenditures are composed of investments in systems, equipment and other assets related to contracts, property and equipment, intangible assets and software.
Cash flows from financing activities
Net cash used in financing activities decreased primarily due to the February 2017 Refinancing described in Note 10, which resulted in net cash generated from financing activities of $24.0 million compared to a net cash outflow from a reduction of debt of $27.5 million in the prior-year period. During the three months ended March 31, 2017 we also incurred $27.2 million in debt issuance and deferred financing costs.
Credit Agreement and Other Debt

For additional information regarding our credit agreement and other debt, interest rate risk and interest rate hedging instruments, see Notes 16 and 17 and Item 7A "Quantitative and Qualitative Disclosures About Market Risk" in our 2016 10-K, as well as Note 10.
Off-Balance Sheet Arrangements
As of March 31, 2017, we did not have any significant off-balance sheet arrangements.
Contractual Obligations
There have been no material changes to our contractual obligations disclosed under Item 7 "Management's Discussion and Analysis of Financial Condition and Results of Operations — Liquidity, Capital Resources and Working Capital — Contractual Obligations" in our 2016 10-K, other than the acquisition described in Note 15 and the refinancing transactions described in Note 10.

Item 3. Quantitative and Qualitative Disclosures about Market Risk
There have been no material changes to the disclosure under Item 7A "Quantitative and Qualitative Disclosures about Market Risk" included in our 2016 10-K.

Item 4. Controls and Procedures
Under the supervision and with the participation of our management, including the Chief Executive Officer and Chief Financial Officer, we have evaluated the effectiveness of our disclosure controls and procedures as required by Exchange Act Rule 13a-15(b) as of the end of the period covered by this report. Based on that evaluation, the Chief Executive Officer and Chief Financial Officer have concluded that these disclosure controls and procedures are effective. There were no changes in our internal control over financial reporting during the quarter ended March 31, 2017 that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

PART II.  OTHER INFORMATION
Item 1. Legal Proceedings
For a description of our legal proceedings, see Note 14 and Note 22 in our 2016 10-K.
Item 1A. Risk Factors
There have been no material changes in our risk factors from those disclosed under Item 1A "Risk Factors" included in our 2016 10-K.
Item 2. Unregistered Sales of Equity Securities and Use of Proceeds
There was no stock repurchase activity during the three months ended March 31, 2017.

Item 3. Defaults Upon Senior Securities
None.
Item 4. Mine Safety Disclosures
Not applicable.
Item 5. Other Information
None.

Item 6. Exhibits

Exhibit Number	Description
10.1	Employment Agreement dated as of February 13, 2017 by and between Scientific Games Corporation and Karin-Joyce Tjon Sien Fat. *(†)

10.2
Form of Inducement Equity Award Agreement between Scientific Games Corporation and Karin-Joyce Tjon Sien Fat (incorporated by reference to Exhibit 4.4 to Scientific Games Corporation’s Registration Statement on Form S-8 (No. 333-216429) filed on March 3, 2017). *

10.3	Amended and Restated Employment Agreement dated as of February 27, 2017 by and between Scientific Games Corporation and Michael Winterscheidt. *(†)

10.4	Consulting Agreement dated as of January 1, 2017 by and between Scientific Games Corporation and Michael Gavin Isaacs. (†)

31.1	Certification of the Chief Executive Officer of the Company pursuant to Rule 13a-14(a), as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002. (†)

31.2	Certification of the Chief Financial Officer of the Company pursuant to Rule 13a-14(a), as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002. (†)

32.1	Certification of the Chief Executive Officer of the Company pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002. (†)

32.2	Certification of the Chief Financial Officer of the Company pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002. (†)

101.INS	XBRL Instance Document
101.SCH	XBRL Taxonomy Extension Schema
101.CAL	XBRL Taxonomy Extension Calculation Linkbase
101.DEF	XBRL Taxonomy Definition Label Linkbase
101.LAB	XBRL Taxonomy Extension Label Linkbase
101.PRE	XBRL Taxonomy Extension Presentation Linkbase
(†) Filed herewith.
*Management contracts and compensation plans and arrangements.

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

SCIENTIFIC GAMES CORPORATION
(Registrant)

		By:	/s/ Michael A. Quartieri
		Name:	Michael A. Quartieri
		Title:	Executive Vice President, Chief Financial Officer, Treasurer and Corporate Secretary

		By:	/s/ Michael F. Winterscheidt
		Name:	Michael F. Winterscheidt
		Title:	Chief Accounting Officer
Dated:	May 1, 2017