Form 10-Q
period 2017-06-30
SCIENTIFIC GAMES CORP
filed 2017-07-24
CIK 750004

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549
FORM 10-Q

☒ QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended June 30, 2017

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

Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. Yes ☒ No ☐
Indicate by check mark whether the registrant has submitted electronically and posted on its corporate Web site, if any, every Interactive Data File required to be submitted and posted pursuant to Rule 405 of Regulation S-T (§ 232.405 of this chapter) during the preceding 12 months (or for such shorter period that the registrant was required to submit and post such files). Yes ☒ No ☐
Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, a non-accelerated filer, a smaller reporting company, or an emerging growth company. See the definitions of "large accelerated filer," "accelerated filer," "smaller reporting company," and “emerging growth company” in Rule 12b-2 of the Exchange Act. (Check one):

Large accelerated filer ☐	Accelerated filer ☒

Non-accelerated filer ☐	Smaller reporting company ☐
(Do not check if a smaller reporting company)

Emerging growth company ☐
If an emerging growth company, indicate by check mark if the registrant has elected not to use the extended transition period for complying with any new or revised financial accounting standards provided pursuant to Section 13(a) of the Exchange Act. ☐
Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act). Yes ☐ No ☒
The registrant has the following number of shares outstanding of each of the registrant's classes of common stock as of July 20, 2017:

Class A Common Stock: 89,424,721
Class B Common Stock: None

SCIENTIFIC GAMES CORPORATION AND SUBSIDIARIES
INDEX TO FINANCIAL INFORMATION
AND OTHER INFORMATION
THREE AND SIX MONTHS ENDED JUNE 30, 2017

Glossary of Terms
The following terms or acronyms used in this Quarterly Report on Form 10-Q are defined below:
Term or Acronym	Definition
2016 10-K	2016 Annual Report on Form 10-K filed with the SEC on March 3, 2017
2018 Notes	8.125% senior subordinated notes due 2018 issued by SGC
2020 Notes	6.250% senior subordinated notes due 2020 issued by SGI
2021 Notes	6.625% senior subordinated notes due 2021 issued by SGI
ASC	Accounting Standards Codification
ASU	Accounting Standards Update
B2C	business to consumer model
Barcrest	Barcrest Group Limited
CSG	Beijing CITIC Scientific Games Technology Co., Ltd.
D&A	depreciation, amortization and impairments (excluding goodwill)
ESPP	employee stock purchase plan
FASB	Financial Accounting Standards Board
F/X	foreign currency exchange
GLB	Beijing Guard Libang Technology Co., Ltd.
Guarantor Subsidiaries	substantially all of SGC’s 100%-owned U.S. subsidiaries other than SGC’s 100%-owned U.S. Interactive social gaming subsidiaries
Hellenic Lotteries	Hellenic Lotteries S.A.
Junior Preferred Stock	SGC's Series C Junior Participating Preferred Stock, par value $1.00 per share
LBO	licensed betting office
LNS	Lotterie Nazionali S.r.l.
Non-Guarantor Subsidiaries	SGC’s U.S. subsidiaries that are not Guarantor Subsidiaries and SGC’s foreign subsidiaries
Northstar Illinois	Northstar Lottery Group, LLC
Northstar New Jersey	Northstar New Jersey Lottery Group, LLC
Note	a note in the Notes to Condensed Consolidated Financial Statements in this Quarterly Report on Form 10-Q, unless otherwise indicated
Participation
with respect to our Gaming business, refers to gaming machines provided to customers through service or leasing arrangements in which we earn revenues and are paid based on: (1) a percentage of the amount wagered less payouts; (2) fixed daily-fees; (3) a percentage of the amount wagered; or (4) a combination of (2) and (3), and with respect to our Lottery business, refers to a contract or arrangement in which we earn revenues and are paid based on a percentage of retail sales

PPU	price-per-unit
PTG	proprietary table games
R&D	research and development
RFP	request for proposal
RMG	real-money gaming
RSU	restricted stock unit
SEC	Securities and Exchange Commission
Secured Notes	7.000% senior secured notes due 2022 issued by SGI
SG&A	selling, general and administrative
SGC	Scientific Games Corporation
SGI	Scientific Games International, Inc., a wholly-owned subsidiary of SGC
Shufflers	various models of automatic card shufflers, deck checkers and roulette chip sorters
Unsecured Notes	10.000% senior unsecured notes due 2022 issued by SGI
U.S. GAAP	accounting principles generally accepted in the U.S.
U.S. jurisdictions	the 50 states in the U.S. plus the District of Columbia and Puerto Rico
VGT	video gaming terminal
VLT	video lottery terminal
WAP	wide-area progressive
Intellectual Property Rights
All ® notices signify marks registered in the United States.  © 2017 Scientific Games Corporation.  All Rights Reserved.

Forward-Looking Statements

Throughout this Quarterly Report on Form 10-Q, we make "forward-looking statements" within the meaning of the U.S. Private Securities Litigation Reform Act of 1995. Forward-looking statements describe future expectations, plans, results or strategies and can often be identified by the use of terminology such as "may," "will," "estimate," "intend," "plan," "continue," "believe," "expect," "anticipate," "target," "should," "could," "potential," "opportunity," "goal" or similar terminology. The forward-looking statements contained in this Quarterly Report on Form 10-Q are generally located in the material set forth under the heading "Management's Discussion and Analysis of Financial Condition and Results of Operations" but may be found in other locations as well. These statements are based upon management's current expectations, assumptions and estimates and are not guarantees of timing, future results or performance. Therefore, you should not rely on any of these forward-looking statements as predictions of future events. Actual results may differ materially from those contemplated in these statements due to a variety of risks and uncertainties and other factors, including, among other things:

•	competition;

•	U.S. and international economic and industry conditions;

•	slow growth of new gaming jurisdictions, slow addition of casinos in existing jurisdictions and declines in the replacement cycle of gaming machines;

•	ownership changes and consolidation in the gaming industry;

•	opposition to legalized gaming or the expansion thereof;

•	inability to adapt to, and offer products that keep pace with, evolving technology, including any failure of our investment of significant resources in our R&D efforts;

•	inability to develop successful products and services and capitalize on trends and changes in our industries, including the expansion of internet and other forms of interactive gaming;

•	laws and government regulations, including those relating to gaming licenses and environmental laws;

•	dependence upon key providers in our social gaming business;

•	inability to retain or renew, or unfavorable revisions of, existing contracts, and the inability to enter into new contracts;

•	protection of our intellectual property, inability to license third party intellectual property and the intellectual property rights of others;

•	security and integrity of our products and systems and reliance on or failures in information technology and other systems;

•	challenges or disruptions relating to the implementation of a new global enterprise resource planning system;

•	failure to maintain adequate internal control over financial reporting;

•	natural events that disrupt our operations or those of our customers, suppliers or regulators;

•	inability to benefit from, and risks associated with, strategic equity investments and relationships;

•	failure to achieve the intended benefits of our acquisitions;

•	incurrence of restructuring costs;

•	implementation of complex revenue recognition standards or other new accounting standards;

•	changes in estimates or judgments related to our impairment analysis of goodwill or other long-lived assets;

•	fluctuations in our results due to seasonality and other factors;

•	dependence on suppliers and manufacturers;

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

PART I. FINANCIAL INFORMATION

Item 1. Condensed Consolidated Financial Statements
SCIENTIFIC GAMES CORPORATION AND SUBSIDIARIES
CONSOLIDATED STATEMENTS OF OPERATIONS AND COMPREHENSIVE LOSS
(Unaudited, in millions, except per share amounts)

	Three Months Ended		Six Months Ended
	June 30,		June 30,
	2017	2016	2017	2016
Revenue:
Services	$385.8	$363.5	$748.3	$713.8
Product sales	231.1	214.8	453.8	412.4
Instant games	149.4	150.9	289.6	285.0
Total revenue	766.3	729.2	1,491.7	1,411.2
Operating expenses:
Cost of services (1)	98.9	101.4	202.2	196.3
Cost of product sales (1)	108.7	100.7	215.3	195.1
Cost of instant games (1)	71.3	74.1	141.4	141.1
Selling, general and administrative	145.9	144.9	286.6	287.2
Research and development	48.1	51.7	90.5	101.5
Depreciation, amortization and impairments	175.0	193.1	340.1	373.7
Restructuring and other	1.1	4.2	10.3	6.9
Operating income	117.3	59.1	205.3	109.4
Other (expense) income:
Interest expense	(151.2)	(165.3)	(310.6)	(331.0)
Earnings from equity investments	3.1	8.0	12.6	11.2
Gain (loss) on extinguishment and modification of debt	—	25.2	(29.7)	25.2
Other (expense) income, net	(1.9)	1.7	5.6	2.4
Total other expense, net	(150.0)	(130.4)	(322.1)	(292.2)
Net loss before income taxes	(32.7)	(71.3)	(116.8)	(182.8)
Income tax (expense) benefit	(6.4)	19.6	(23.1)	38.8
Net loss	$(39.1)	$(51.7)	$(139.9)	$(144.0)
Other comprehensive income (loss):
Foreign currency translation gain (loss)	32.1	(35.1)	65.7	(36.7)
Pension and post-retirement (loss) gain, net of tax	(0.4)	0.3	(0.7)	0.5
Derivative financial instruments unrealized gain, net of tax	—	4.6	2.8	3.6
Other comprehensive income (loss)	31.7	(30.2)	67.8	(32.6)
Comprehensive loss	$(7.4)	$(81.9)	$(72.1)	$(176.6)

Basic and diluted net loss per share:
Basic	$(0.44)	$(0.59)	$(1.58)	$(1.66)
Diluted	$(0.44)	$(0.59)	$(1.58)	$(1.66)

Weighted average number of shares used in per share calculations:
Basic shares	89.1	87.3	88.6	86.9
Diluted shares	89.1	87.3	88.6	86.9
(1) Exclusive of D&A.
See accompanying notes to condensed consolidated financial statements.

SCIENTIFIC GAMES CORPORATION AND SUBSIDIARIES
CONSOLIDATED BALANCE SHEETS
(Unaudited, in millions, except par value)

	June 30, 2017	December 31, 2016
ASSETS
Current assets:
Cash and cash equivalents	$198.2	$115.1
Restricted cash	26.0	24.7
Accounts receivable, net	479.3	495.0
Notes receivable, net	123.3	125.4
Inventories	252.7	242.3
Prepaid expenses, deposits and other current assets	117.6	114.1
Total current assets	1,197.1	1,116.6
Non-current assets:
Restricted cash	16.6	17.1
Notes receivable, net	50.8	48.1
Property and equipment, net	574.8	612.2
Goodwill	2,930.7	2,888.4
Intangible assets, net	1,710.3	1,768.3
Software, net	378.7	409.1
Equity investments	157.1	179.9
Other assets	49.9	47.7
Total assets	$7,066.0	$7,087.4

LIABILITIES AND STOCKHOLDERS' DEFICIT
Current liabilities:
Current portion of long-term debt	$39.5	$49.3
Accounts payable	213.0	188.9
Accrued liabilities	434.4	454.2
Total current liabilities	686.9	692.4
Deferred income taxes	78.2	70.2
Other long-term liabilities	236.3	235.6
Long-term debt, excluding current portion	8,062.7	8,024.9
Total liabilities	9,064.1	9,023.1
Commitments and contingencies (see Note 14)
Stockholders' deficit:
Class A common stock, par value $0.01 per share: 199.3 shares authorized; 106.6 and 105.2 shares issued and 89.4 and 88.0 shares outstanding, respectively	1.0	1.0
Additional paid-in capital	800.5	790.8
Accumulated loss	(2,358.6)	(2,218.7)
Treasury stock, at cost, 17.2 shares	(175.2)	(175.2)
Accumulated other comprehensive loss	(265.8)	(333.6)
Total stockholders' deficit	(1,998.1)	(1,935.7)
Total liabilities and stockholders' deficit	$7,066.0	$7,087.4

See accompanying notes to condensed consolidated financial statements.

SCIENTIFIC GAMES CORPORATION AND SUBSIDIARIES
CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS
(Unaudited, in millions)

	Six Months Ended
	June 30,
	2017	2016
Cash flows from operating activities:
Net loss	$(139.9)	$(144.0)
Adjustments to reconcile net loss to cash provided by operating activities	402.1	386.3
Changes in working capital accounts	12.6	7.8
Changes in deferred income taxes and other	4.7	(58.2)
Net cash provided by operating activities	279.5	191.9
Cash flows from investing activities:
Capital expenditures	(140.2)	(132.6)
Acquisitions of businesses, net of cash acquired	(52.1)	—
Proceeds from asset sales	7.5	3.1
Distributions of capital from equity investments	22.4	22.5
Other	2.5	3.0
Net cash used in investing activities	(159.9)	(104.0)
Cash flows from financing activities:
Borrowings under revolving credit facility	125.0	160.0
Repayments under revolving credit facility	(170.0)	(175.0)
Proceeds from issuance of senior notes and term loans	1,762.4	—
Repayment of senior notes and term loans	(1,693.4)	(39.9)
Payments of debt issuance and deferred financing costs	(27.7)	—
Payments on long-term debt	(11.4)	(25.2)
Payments on license obligations	(19.5)	(25.0)
Net redemptions of common stock under stock-based compensation plans and other	(3.9)	(4.4)
Net cash used in financing activities	(38.5)	(109.5)
Effect of exchange rate changes on cash, cash equivalents and restricted cash	2.8	(1.9)
Increase (decrease) in cash, cash equivalents and restricted cash	83.9	(23.5)
Cash, cash equivalents and restricted cash, beginning of period	156.9	166.8
Cash, cash equivalents and restricted cash, end of period	$240.8	$143.3

Supplemental cash flow information:
Cash paid for interest	$284.9	$313.6
Income taxes paid	18.7	6.6
Supplemental non-cash transactions:
Non-cash rollover of Term loans (see Note 10)	2,747.6	—
Non-cash interest expense	13.3	20.2
Non-cash additions to intangible assets related to license agreements	28.1	86.9
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
Basis of Presentation and Principles of Consolidation
The accompanying condensed consolidated financial statements have been prepared in accordance with U.S. GAAP. The accompanying condensed consolidated financial statements include the accounts of SGC and its wholly owned subsidiaries. Investments in other entities in which we do not have a controlling financial interest but we exert significant influence are accounted for in our condensed consolidated financial statements using the equity method of accounting. All intercompany balances and transactions have been eliminated in consolidation.
In the opinion of management, we have made all adjustments necessary to present fairly our consolidated financial position, results of operations and comprehensive loss and cash flows for the periods presented. Such adjustments are of a normal, recurring nature. These unaudited condensed consolidated financial statements should be read in conjunction with the consolidated financial statements and related notes included in our 2016 10-K. Interim results of operations are not necessarily indicative of results of operations to be expected for a full year.
Significant Accounting Policies
There have been no changes to our significant accounting policies described within the Notes of our 2016 10-K.
Acquisitions
On January 18, 2017, we closed the acquisition of all of the issued and outstanding common shares of DEQ Systems Corp. ("DEQ"), which was announced in the third quarter of 2016. DEQ was integrated into our gaming business segment and expands the depth and breadth of our table product portfolio.

On April 7, 2017, we completed the acquisition of all of the issued and outstanding capital stock of privately held mobile and social game company Spicerack Media, Inc. ("Spicerack"), which expands our existing portfolio of social casino games and our customer base. Spicerack was integrated into our interactive business segment.

On April 25, 2017, we completed the acquisition of all of the issued and outstanding membership interest of privately held lottery sales force and retail performance technology and consulting services company Lapis Software Associates, LLC (“Lapis”), which expands our suite of value-added retail lottery products. Lapis was integrated into our lottery business segment.
We accounted for these acquisitions using the acquisition method of accounting whereby the total purchase price was allocated to tangible and intangible assets acquired and liabilities assumed based on respective estimated fair values. The following table summarizes an aggregate disclosure related to business acquisitions completed during the first half of 2017 and is based on the preliminary allocations of the purchase price expected to be finalized by the fourth quarter of 2017, pending completion of the valuation analyses for acquired intangible assets:

	Total Consideration	Cash paid, net of cash acquired	Contingent Consideration [1]	Allocation of purchase price to Intangible assets, net [2]	Weighted average useful life of acquired intangible assets	Excess purchase price allocated to Goodwill
Aggregate total	$57.8	$52.1	$4.9	$46.0	9.2	$14.6
1 Contingent consideration as determined by fair value and included in the consideration transferred.
2 Intangible assets primarily consist of technology-based and customer relationship intangible assets. The fair value of these intangible assets was determined using a combination of a royalty savings method and the excess earnings method using Level 3 in the hierarchy as established by ASC 820. The discount rates and royalty rates used in the valuation analysis ranged between 9% and 20% and 1% and 16%, respectively.

The contingent consideration value is primarily based on reaching certain earnings-based metrics, with a maximum payout of up to $35.3 million. The goodwill recognized relates to Spicerack acquisition and the factors contributing to the recognition of goodwill are based on expected synergies resulting from the acquisition, including the expansion of the customer base. None of the resultant goodwill is expected to be deductible for income tax purposes.

The amount of revenue and earnings associated with the above acquisitions and since the acquisition date included in the consolidated financial statements were less than 1.0% for all of the periods presented, thus not significant to our consolidated financial statements.

Revenue

The following table summarizes our revenues by type within each of our business segments:

	Three Months Ended June 30,		Six Months Ended June 30,
	2017	2016	2017	2016
Gaming
Gaming operations	$178.4	$186.0	$350.8	$370.4
Gaming machine sales	163.3	154.4	319.5	288.9
Gaming systems	67.1	59.5	128.6	119.2
Table products	48.4	42.0	98.3	85.1
Total	$457.2	$441.9	$897.2	$863.6

Lottery
Instant products	$151.3	$153.7	$293.0	$291.0
Lottery systems	51.0	50.2	98.4	100.6
Total	$202.3	$203.9	$391.4	$391.6

Interactive
Social Gaming - B2C	$91.1	$69.1	$171.3	$129.2
Other	15.7	14.3	31.8	26.8
Total	$106.8	$83.4	$203.1	$156.0

Deferred Revenue

The following table summarizes the deferred revenue activity for the reporting period:

	Six Months Ended June 30,
	2017	2016
Deferred revenue balance, beginning of period	$67.4	$57.8
New deferrals	111.1	145.8
Amounts recognized in revenue	(119.3)	(143.2)
Deferred revenue balance, end of period	$59.2	$60.4

Computation of Basic and Diluted Net Loss Per Share

Basic and diluted net loss per share were the same for all periods presented as all common stock equivalents would be anti-dilutive. We excluded 2.8 million and 3.0 million of stock options from the diluted weighted-average common shares outstanding for the three and six months ended June 30, 2017 and 2016, respectively. We excluded 4.4 million and 5.3 million of RSUs from the calculation of diluted weighted-average common shares outstanding for the three and six months ended June 30, 2017 and 2016, respectively.

New Accounting Guidance - Recently Adopted

In March 2016, the FASB issued ASU No. 2016-09, Compensation - Stock Compensation (Topic 718): Improvements to Employee Share-Based Payment Accounting. The amended guidance is intended to simplify several aspects of accounting for share-based payment award transactions, including income tax consequences, accounting for forfeitures, classification of awards as either equity or liabilities and classification in the statement of cash flows. ASU 2016-09 has separate transition guidance for each element of the new standard. We adopted the guidance at the beginning of first quarter 2017. The adoption of this guidance did not result in a net cumulative-effect adjustment to accumulated loss, as the previously unrecognized excess tax benefit of $10.1 million was fully offset by an increase in the valuation allowance as of December 31, 2016. The excess tax benefit recognized in our provision for income taxes for the three and six months ended June 30, 2017 was immaterial. In addition, we elected to continue to account for forfeitures by estimating the expected forfeitures over the course of a vesting period.

In November 2016, the FASB issued ASU No. 2016-18, Statement of Cash Flows (Topic 230): Restricted Cash. ASU 2016-18 requires that a statement of cash flows explain the change during the period in the total of cash, cash equivalents and amounts generally described as restricted cash or restricted cash equivalents. As a result, amounts generally described as restricted cash and restricted cash equivalents should be included with cash and cash equivalents when reconciling the beginning-of-period and end-of-period total amounts shown on the statement of cash flows. We adopted the guidance retrospectively at the beginning of first quarter 2017. The adoption of this guidance resulted in increases to the cash, cash equivalents and restricted cash beginning-of-period and end-of period line item totaling $38.1 million and $41.9 million, respectively, which now includes restricted cash, and a $3.8 million decrease in net cash used in investing activities for the six months ended June 30, 2016.

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

We continue to assess the anticipated impact of adopting this guidance in revenue recognition for our business segments. The following table summarizes the anticipated impact to the financial statements based on our assessment completed to date:

Business Segment	Revenue Type	Anticipated Impact
Gaming	Gaming operations Gaming machine sales Gaming systems Table products
• We anticipate the following impact on the net amount of revenue for WAP jackpot payments, which will no longer be treated as an expense but rather as a reduction to revenue: WAP jackpot expense of $5.3 million and $12.4 million for the three and six months ended June 30, 2017, respectively, and $8.1 million and $16.7 million for the three and six months ended June 30, 2016, respectively, recognized as cost of services.

• We continue to evaluate the impact on timing and amount of revenue.

• We do not anticipate a material impact on timing or amount of revenue.

• We continue to evaluate the impact on timing and amount of revenue.

• We continue to evaluate the impact on timing and amount of revenue.

We are currently assessing the adoption impact on our U.K. gaming operations, which includes gaming operations, machine sales and to a lesser extent gaming system revenue streams.

Lottery	Instant products Lottery systems
• We do not anticipate a material impact on timing or amount of revenue for our PPU instant products arrangements.

• We continue to evaluate the impact on timing and amount of revenue on our participation based instant products arrangements as well as licensing and player loyalty arrangements.

• We continue to evaluate the impact on timing and amount of revenue.

Interactive	All	• We do not anticipate a material impact on timing or amount of revenue.

Additionally, as disclosed in our 2016 10-K, ASC 606 will significantly increase revenue disclosure requirements; however many of these newly required disclosures, including disaggregation of revenue and discussion of deferred revenue are included in revenue presented in this Note 1. We currently do not anticipate significant changes to our business processes and systems to support the adoption of the new guidance and are currently assessing an impact on our internal controls. We will continue to monitor and assess the impact of any changes to the standard and interpretations as they become available.

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
In evaluating financial performance, we focus on operating income (loss) as a segment's measure of profit or loss. The accounting policies of our business segments are the same as those described within the Notes in our 2016 10-K. The following tables present our segment information:

	Three Months Ended June 30, 2017
	Gaming	Lottery	Interactive	Corporate(1)	Total
Total revenue	$457.2	$202.3	$106.8	$—	$766.3
Depreciation, amortization and impairments	136.0	13.3	4.4	21.3	175.0
Restructuring and other	0.3	(1.1)	0.3	1.6	1.1
Operating income (loss)	85.9	70.3	18.8	(57.7)	117.3
Interest expense					(151.2)
Earnings from equity investments					3.1
Other income (expense), net					(1.9)
Net loss before income taxes					(32.7)
(1) Includes corporate amounts not allocated to the business segments.

	Three Months Ended June 30, 2016
	Gaming	Lottery	Interactive	Corporate(1)	Total
Total revenue	$441.9	$203.9	$83.4	$—	$729.2
Depreciation, amortization and impairments	154.3	17.2	3.8	17.8	193.1
Restructuring and other	3.4	0.2	0.5	0.1	4.2
Operating income (loss)	46.7	57.9	13.7	(59.2)	59.1
Interest expense					(165.3)
Earnings from equity investments					8.0
Gain on extinguishment and modification of debt					25.2
Other income (expense), net					1.7
Net loss before income taxes					(71.3)
(1) Includes corporate amounts not allocated to the business segments.

	Six Months Ended June 30, 2017
	Gaming	Lottery	Interactive	Corporate(1)	Total
Total revenue	$897.2	$391.4	$203.1	$—	$1,491.7
Depreciation, amortization and impairments	259.3	27.2	8.4	45.2	340.1
Restructuring and other	4.5	(0.8)	1.1	5.5	10.3
Operating income (loss)	163.4	126.4	36.0	(120.5)	205.3
Interest expense					(310.6)
Earnings from equity investments					12.6
Loss on extinguishment and modification of debt					(29.7)
Other income (expense), net					5.6
Net loss before income taxes					(116.8)
(1) Includes corporate amounts not allocated to the business segments.

	Six Months Ended June 30, 2016
	Gaming	Lottery	Interactive	Corporate(1)	Total
Total revenue	$863.6	$391.6	$156.0	$—	$1,411.2
Depreciation, amortization and impairments	295.8	35.0	7.5	35.4	373.7
Restructuring and other	5.0	1.3	0.5	0.1	6.9
Operating income (loss)	90.1	105.9	25.2	(111.8)	109.4
Interest expense					(331.0)
Earnings from equity investments					11.2
Gain on extinguishment and modification of debt					25.2
Other income (expense), net					2.4
Net loss before income taxes					(182.8)
(1) Includes corporate amounts not allocated to the business segments.

(3) Restructuring and other
Restructuring and other includes charges or expenses attributable to: (i) employee severance; (ii) management restructuring and related costs; (iii) restructuring and integration; (iv) cost savings initiatives; and (v) acquisition costs and other unusual items. The following table summarizes pre-tax restructuring and other costs for the periods presented:

	Three Months Ended June 30,		Six Months Ended June 30,
	2017	2016	2017	2016
Employee severance (1)	$—	$2.5	$2.7	$4.8
Acquisitions and related costs	0.8	—	4.2	—
Restructuring, integration and other	0.3	1.7	3.4	2.1
Total	$1.1	$4.2	$10.3	$6.9
(1) Inclusive of employee severance and termination costs associated with restructuring activities.
In the fourth quarter of 2016, we announced a new business improvement initiative, which has streamlined our organization, increased our efficiencies and significantly reduced our operating costs across all our divisions through a combination of headcount reductions, facilities streamlining and reduction in other operating costs. We have completed these actions related to this initiative. The following table presents a summary of restructuring charges and the charges in the restructuring accrual during 2017:

Restructuring Accrual
Balance as of January 1, 2017	$16.4
Accrual additions	2.2
Cash payments and other	(18.6)
Balance as of June 30, 2017	$—

(4) Accounts and Notes Receivable and Credit Quality of Notes Receivable
Accounts and Notes Receivable

The following summarizes the components of current and long-term accounts and notes receivable, net:

	June 30, 2017	December 31, 2016
Current:
Accounts receivable	$488.4	$508.1
Notes receivable	141.1	140.0
Allowance for doubtful accounts and notes	(26.9)	(27.7)
Current accounts and notes receivable, net	$602.6	$620.4
Long-term:
Notes receivable, net of allowance of $0.5 and $0.4	50.8	48.1
Total accounts and notes receivable, net	$653.4	$668.5
Credit Quality of Notes Receivable
The interest rates on our outstanding notes receivable ranged from 3.0% to 10.4% at June 30, 2017 and 3.3% to 10.4% at December 31, 2016.
We have certain concentrations of outstanding notes receivable in international locations that impact our assessment of the credit quality of our notes receivable. We monitor the macroeconomic and political environment in each of these locations in our assessment of the credit quality of our notes receivable. We have not identified changes in the aforementioned factors during the six months ended June 30, 2017 that require a reassessment of our receivable balances. The international locations with significant concentrations (generally deemed to be exceeding 10%) of our notes receivable are as follows:

•
Mexico - Our notes receivable, net, from certain customers in Mexico at June 30, 2017 was $29.6 million. We collected $17.3 million of outstanding receivables from these customers during the six months ended June 30, 2017.

•
Peru - Our notes receivable, net, from certain customers in Peru at June 30, 2017 was $22.9 million. We collected $8.9 million of outstanding receivables from these customers during the six months ended June 30, 2017.

•
Argentina - Our notes receivable, net, from customers in Argentina at June 30, 2017 was $15.8 million denominated in USD. Our customers are required to, and have continued to, pay us in pesos at the spot exchange rate on the date of payment. We collected $11.8 million of outstanding receivables from customers in Argentina during the six months ended June 30, 2017.

In addition to the macroeconomic and political factors noted above, we also evaluated recent payments, receivables aging, any additional security or collateral we had (bills of exchange, pledge agreements, etc.) and other facts and circumstances relevant to our customers' ability to pay.
The following summarizes the components of total notes receivable, net:

	June 30, 2017	Balances over 90 days past due	December 31, 2016	Balances over 90 days past due
Notes receivable:
Domestic	$66.4	$9.1	$45.1	$1.1
International	126.0	31.1	143.0	38.7
Total notes receivable	192.4	40.2	188.1	39.8

Notes receivable allowance
Domestic	(3.5)	(3.5)	(1.0)	(0.9)
International	(14.8)	(14.8)	(14.0)	(14.0)
Total notes receivable allowance	(18.3)	(18.3)	(15.0)	(14.9)
Notes receivable, net	$174.1	$21.9	$173.1	$24.9
At June 30, 2017, 12.6% of our total notes receivable, net, was past due by over 90 days, compared to 14.4% at December 31, 2016.

We evaluate our exposure to credit loss on notes receivable on both a collective and individual basis. In addition, we evaluate such notes receivable on a geographic basis and take into account any other factors (such as general economic conditions, other macroeconomic considerations, etc.) that could impact our collectability of notes receivable individually or in the aggregate. Accordingly, notes receivable may be evaluated under multiple methodologies, and the resulting allowance is not determined based on one specific methodology taking all factors into consideration. The activity in our allowance for notes receivable for each of the six month periods ended June 30, 2017 and 2016 is as follows:

	For the Six Months Ended June 30,
	2017	2016
Beginning allowance for notes receivable	$15.0	$13.2
Provision	4.4	3.1
Charge-offs and recoveries	(1.1)	(1.5)
Ending allowance for notes receivable	$18.3	$14.8

The fair value of notes receivable is estimated by discounting expected future cash flows using current interest rates at which similar loans would be made to borrowers with similar credit ratings and remaining maturities. As of June 30, 2017 and December 31, 2016, the fair value of notes receivable, net, approximated the carrying value due to contractual terms of notes receivable generally being under 24 months.
(5) Inventories
Inventories consisted of the following as of the dates presented below:

	June 30, 2017	December 31, 2016
Parts and work-in-process	$120.4	$110.5
Finished goods	132.3	131.8
Total inventories	$252.7	$242.3
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

(6) Property and Equipment, net

Property and equipment, net consisted of the following:

	June 30, 2017	December 31, 2016
Land	$35.4	$36.5
Buildings and leasehold improvements	177.8	182.2
Gaming and lottery machinery and equipment	986.8	993.3
Furniture and fixtures	30.3	28.6
Construction in progress	24.4	21.2
Other property and equipment	240.3	239.3
Less: accumulated depreciation	(920.2)	(888.9)
Total property and equipment, net	$574.8	$612.2
Depreciation expense is excluded from Cost of services, Cost of product sales, Cost of instant games and Other operating expenses and is separately presented within D&A.

	Three Months Ended		Six Months Ended
	June 30,		June 30
	2017	2016	2017	2016
Depreciation expense	$70.0	$86.8	$136.9	$167.4

(7) Intangible Assets, net and Goodwill
Intangible Assets, net
The following tables present certain information regarding our intangible assets as of June 30, 2017 and December 31, 2016.

	June 30, 2017			December 31, 2016
	Gross Carrying Value	Accumulated Amortization	Net Balance	Gross Carrying Value	Accumulated Amortization	Net Balance
Amortizable intangible assets:
Customer relationships	$880.0	$(185.7)	$694.3	$875.8	$(163.9)	$711.9
Intellectual property	767.5	(271.0)	496.5	726.0	(218.2)	507.8
Licenses	425.6	(185.4)	240.2	413.2	(153.5)	259.7
Brand names	125.0	(39.0)	86.0	123.7	(32.1)	91.6
Trade names	98.5	(11.4)	87.1	97.4	(8.1)	89.3
Patents and other	26.4	(14.4)	12.0	28.0	(14.2)	13.8
	2,323.0	(706.9)	1,616.1	2,264.1	(590.0)	1,674.1
Non-amortizable intangible assets:
Trade names	96.3	(2.1)	94.2	96.3	(2.1)	94.2
Total intangible assets	$2,419.3	$(709.0)	$1,710.3	$2,360.4	$(592.1)	$1,768.3

The following reflects intangible amortization expense included within D&A:

	Three Months Ended		Six Months Ended
	June 30,		June 30.
	2017	2016	2017	2016
Amortization expense	$68.9	$62.3	$130.8	$127.9
Goodwill
The table below reconciles the change in the carrying value of goodwill by business segment for the period from
December 31, 2016 to June 30, 2017.

Goodwill	Gaming	Lottery	Interactive	Totals
Balance as of December 31, 2016	$2,428.6	$350.0	$109.8	$2,888.4
Acquired goodwill	—	—	14.6	14.6
Foreign currency adjustments	24.4	3.3	—	27.7
Balance as of June 30, 2017	$2,453.0	$353.3	$124.4	$2,930.7

(8) Software, net
Software, net consisted of the following:

	June 30, 2017	December 31, 2016
Software	$970.1	$924.8
Accumulated amortization	(591.4)	(515.7)
Software, net	$378.7	$409.1

The following reflects amortization of software included within D&A:

	Three Months Ended		Six Months Ended
	June 30,		June 30,
	2017	2016	2017	2016
Amortization expense	$36.1	$44.1	$72.4	$78.5

(9) Equity Investments
Equity investments totaled $157.1 million and $179.9 million as of June 30, 2017 and December 31, 2016, respectively. We received distributions and dividends totaling $41.0 million and $38.8 million during the six months ended June 30, 2017 and 2016, respectively, primarily related to our LNS equity investment.

(10) Long-Term and Other Debt
Outstanding Debt and Capital Leases
The following reflects our outstanding debt:

	As of
	June 30, 2017				December 31, 2016
	Face value	Unamortized debt (discount) premium	Unamortized deferred financing costs	Book value	Book value
Senior Secured Credit Facilities:
Revolver, varying interest rate, due 2018	$—	$—	$—	$—	$45.0
Revolver, varying interest rate, due 2020	—	—	—	—	—
Term Loan B-1	—	—	—	—	2,183.5
Term Loan B-2	—	—	—	—	1,905.8
Term Loan B-3	3,282.8	(15.4)	(55.3)	3,212.1	—
Senior Notes:
Secured Notes	2,100.0	64.3	(30.3)	2,134.0	936.3
Unsecured Notes	2,200.0	—	(33.0)	2,167.0	2,164.0
Subordinated Notes:
2018 Notes	—	—	—	—	248.7
2020 Notes	243.5	—	(2.0)	241.5	241.2
2021 Notes	340.6	(1.3)	(4.2)	335.1	334.5
Capital lease obligations, 3.9% interest as of June 30, 2017 payable monthly through 2019	12.5	—	—	12.5	15.2
Total long-term debt outstanding	$8,179.4	$47.6	$(124.8)	$8,102.2	$8,074.2
Less: current portion of long-term debt				(39.5)	(49.3)
Long-term debt, excluding current portion				$8,062.7	$8,024.9
Fair value of debt(1)	$8,576.4				$8,221.8
(1) Fair value of our fixed rate and variable interest rate debt is classified within level 2 in the fair value hierarchy and has been calculated based on the quoted market prices of our securities.
We were in compliance with the financial covenants under our debt agreements as of June 30, 2017.
February 2017 Refinancing Transactions

On February 14, 2017, we entered into an amendment to our credit agreement which provided for a $3,291.0 million senior secured term B-3 loan facility which matures in 2021 and reduced the commitments on the revolving credit facility to $556.2 million through October 2018, with a step-down in availability at that time to $381.7 million until the extended maturity in October 2020. We also successfully completed an additional offering of our Secured Notes in the aggregate principal amount of $1.15 billion (the "additional Secured Notes"). The net proceeds of the term B-3 loan facility and the additional Secured Notes were used to (a) prepay the balances on the term B-1 and term B-2 loans and the existing revolving credit facility, (b) redeem all $250.0 million aggregate principal amount of our outstanding 2018 Notes at a redemption price equal to 100% of the principal amount of the 2018 Notes, plus accrued and unpaid interest to but not including the redemption date (which redemption was completed on March 17, 2017) and (c) pay related fees and expenses (the "February 2017 Refinancing").

In connection with the February 2017 Refinancing, we recorded $27.9 million in financing costs presented primarily as a reduction to long-term debt.

Term Loan B-3

The new term B-3 loans that were entered into as part of the February 2017 Refinancing mature in October 2021 and amortize in equal quarterly installments in an amount equal to 1.00% per annum of the stated principal amount thereof, with the remaining balance due at final maturity. The applicable margin for the new term B-3 loans is 4.00% per annum for euro dollars (LIBOR) loans and 3.00% per annum for base rate loans.

7.000% Senior Secured Notes due 2022

In connection with the February 2017 Refinancing, SGI issued $1.15 billion in aggregate principal amount of additional Secured Notes under the existing indenture governing the Secured Notes. Therefore the additional Secured Notes have the same terms as the previously issued $950.0 million in aggregate principal amount of Secured Notes initially issued in November 2014 except for the issue date and offering price. The additional Secured Notes and the initial Secured Notes are treated as a single series of debt securities for all other purposes under the indenture governing the Secured Notes.

For additional information regarding terms of our credit agreement and Secured Notes, see Note 16 (Long-Term and Other Debt) in our 2016 10-K.

Gain (Loss) on Extinguishment and Modification of Debt

The following are components of the gain (loss) on extinguishment and modification of debt for the three and six months ended June 30, 2017 and 2016:

	Three Months Ended June 30,		Six Months Ended June 30,
	2017	2016	2017	2016
Repurchase and cancellation of principal balance at discount	$—	$26.0	$—	$26.0
Unamortized debt discount and deferred financing costs	—	(0.8)	(25.8)	(0.8)
Third party debt issuance fees	—	—	(3.9)	—
Total gain (loss) on extinguishment and modification of debt	$—	$25.2	$(29.7)	$25.2

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

We hedge a portion of our interest expense associated with our variable rate debt to effectively fix the interest rates that we pay. We have interest rate swap contracts designated as cash flow hedges under ASC 815. Under these hedges, we pay interest at a weighted-average fixed rate of 2.151% and receive interest at the greater of 1% or the prevailing three-month LIBOR rate. The total notional amount of interest rate swaps outstanding was $700.0 million as of both June 30, 2017 and December 31, 2016.
These hedges are highly effective in offsetting changes in our future expected cash flows due to the fluctuation in the three-month LIBOR rate associated with our variable rate debt. The effectiveness of these hedges is measured quarterly on a retrospective basis. As a result of the effective matching of the critical terms on our variable rate interest expense being hedged to the hedging instruments being used, we have not measured any hedge ineffectiveness through the date of our debt refinancing transactions as described in Note 10. Subsequent to the debt refinancing, we have measured ineffectiveness totaling $0.7 million as a result of the terms of our swaps no longer matching critical terms with the hedged forecasted interest payments; however, those hedges remain highly effective as measured by our regression analysis. We expect our interest rate swaps to continue to remain highly effective. All gains and losses from these hedges are recorded in Other comprehensive income (loss) until the future underlying payment transactions occur. Any realized gains or losses resulting from the hedges will be recognized (together with the hedged transaction) as interest expense. We estimate the fair value of our interest rate swap contracts by discounting the future cash flows of both the fixed rate and variable rate interest payments based on market yield curves. The inputs used to measure the fair value of our interest rate swap contracts are categorized as Level 2 in the fair value hierarchy.
The following table shows the (gains) losses on our interest rate swap contracts:

	Three Months Ended		Six Months Ended
	June 30,		June 30,
	2017	2016	2017	2016
Gains recorded in accumulated other comprehensive loss, net of tax	$—	$4.6	$2.8	$3.6
Reclassifications of losses out of accumulated other comprehensive loss	2.0	2.0	4.1	4.1
Ineffectiveness recorded in interest expense	0.1	—	0.7	—
We expect to reclassify additional losses of $2.4 million from accumulated other comprehensive loss to interest expense in the next twelve months. The following table shows the fair value of our hedges:

	June 30, 2017	December 31, 2016
Accrued liabilities	$3.1	$6.7
Other long-term liabilities	—	0.2
Total fair value	$3.1	$6.9
(12) Stockholders' Deficit and Employee Benefit Plans
Stock Based Compensation
We have stock-based compensation programs under which we use stock options and RSUs. In 2016, our stockholders approved the adoption of a new ESPP. The first offering period under the new ESPP commenced on January 1, 2017. The following reflects total stock-based compensation expense recognized under all programs:

	Three Months Ended		Six Months Ended
	June 30,		June 30,
	2017	2016	2017	2016
Related to vesting of stock options	$1.3	$0.6	$1.5	$1.3
Related to vesting of RSUs	5.8	5.4	11.5	11.2
Total	$7.1	$6.0	$13.0	$12.5
Employee Benefit Plans
We have defined benefit pension plans for our U.K.-based union employees (the "U.K. Plan") and certain Canadian-based employees (the "Canadian Plan") as well as a 401(k) plan for U.S.-based employees, which are described in Note 19 in our 2016 10-K. We recognized no material costs in 2017 and 2016 under these plans.

Series C Junior Participating Preferred Stock and Rights Agreement
On June 19, 2017, the Board of Directors of SGC approved, and SGC entered into, a Rights Agreement between SGC and American Stock Transfer & Trust Company, LLC. Concurrently, the Board of Directors of SGC adopted a resolution reserving for issuance a series of 20,000 shares of preferred stock, par value $1.00 per share, designated as Series C Junior Participating Preferred Stock ("Junior Preferred Stock") upon the exercise of rights under the Rights Agreement. The Rights Agreement provides for a dividend of one preferred share purchase right (“Right”) for each share of Class A Common Stock, par value $0.01 per share, of SGC outstanding as of June 29, 2017. Each Right entitles the holder to purchase from SGC one ten-thousandth of a share of Junior Preferred Stock for a purchase price of $109.00 , subject to adjustment as provided in the Rights Agreement. As of June 30, 2017, none of these shares were outstanding and no Rights were exercised.

(13) Income Taxes
As of each reporting date, management considers new evidence, both positive and negative, that could affect its view of the future realization of deferred tax assets. Upon evaluation of all available evidence, and considering the projected U.S. pre-tax losses for 2017, a valuation allowance has been contemplated as a component of the estimated annual effective tax rate for 2017. The valuation allowance to be recorded during 2017 related to the U.S. federal tax jurisdiction is incremental to the valuation allowance recorded as of December 31, 2016. We maintained other valuation allowances for certain non-U.S. jurisdictions with cumulative losses.
The effective income tax rates for the three and six months ended June 30, 2017 were (19.5)% and (19.8)%, respectively, and 27.5% and 21.2% for the three and six months ended June 30, 2016, respectively, and were determined using an estimated annual effective tax rate after considering any discrete items for such periods. The change in the effective tax rates relates primarily to an increase in the valuation allowance recorded against net deferred tax assets in the U.S. federal tax jurisdiction for the six months ended June 30, 2017. The effective income tax rate for the three and six months ended June 30, 2017 reflects an overall tax expense due to the application of a full valuation allowance against the U.S. pre-tax losses coupled with a tax expense on foreign pre-tax earnings. In the six months ended June 30, 2016, we recorded an overall tax benefit as the valuation allowance recorded during the period was only applicable to a portion of the U.S. pre-tax losses.
(14) Litigation
We are involved in various routine and other specific legal proceedings, including the following which are described in Note 22 within our 2016 10-K: Colombia litigation, SNAI litigation, Oregon State Lottery matter and Shuffle Tech matter. There have been no material changes to these matters since the 2016 10-K was filed with the SEC, except as described below.
We record an accrual for legal contingencies when it is both probable that a liability has been incurred and the amount or range of the loss can be reasonably estimated (although, as discussed below, there may be an exposure to loss in excess of the accrued liability). We evaluate our accruals for legal contingencies at least quarterly and, as appropriate, establish new accruals or adjust existing accruals to reflect (1) the facts and circumstances known to us at the time, including information regarding negotiations, settlements, rulings and other relevant events and developments, (2) the advice and analyses of counsel and (3) the assumptions and judgment of management. Legal costs associated with our legal proceedings are expensed as incurred. We had accrued liabilities of $4.9 million and $7.7 million for all of our legal matters that were contingencies as of June 30, 2017 and December 31, 2016, respectively.
Substantially all of our legal contingencies are subject to significant uncertainties and, therefore, determining the likelihood of a loss and/or the measurement of any loss involves a series of complex judgments about future events. Consequently, the ultimate outcomes of our legal contingencies could result in losses in excess of amounts we have accrued. We may be unable to estimate a range of possible losses for some matters pending against us or our subsidiaries, even when the amount of damages claimed against us or our subsidiaries is stated because, among other things: (1) the claimed amount may be exaggerated or unsupported; (2) the claim may be based on a novel legal theory or involve a large number of parties; (3) there may be uncertainty as to the likelihood of a class being certified or the ultimate size of the class; (4) there may be uncertainty as to the outcome of pending appeals or motions; (5) the matter may not have progressed sufficiently through discovery or there may be significant factual or legal issues to be resolved or developed; and/or (6) there may be uncertainty as to the enforceability of legal judgments and outcomes in certain jurisdictions. Other matters have progressed sufficiently that we are able to estimate a range of possible loss. For those legal contingencies disclosed below and in Note 22 in our 2016 10-K, as well as those related to the previously disclosed settlement agreement entered into in February 2015 with SNAI S.p.a., as to which a loss is reasonably possible, whether in excess of a related accrued liability or where there is no accrued liability, and for which we are able to estimate a range of possible loss, the current estimated range is up to approximately $13.6 million in excess of the accrued liabilities (if any) related to those legal contingencies. This aggregate range represents management’s estimate of additional possible loss in excess of the accrued liabilities (if any) with respect to these matters based on currently available information, including any damages claimed by the plaintiffs, and is subject to significant judgment and a variety of assumptions and inherent uncertainties. For example, at the time of making an estimate, management may have only preliminary, incomplete, or inaccurate information about the facts underlying a claim; its assumptions about the future rulings of the court or other tribunal on significant issues, or the behavior and incentives of adverse parties, regulators, indemnitors or co‑defendants, may prove to be wrong; and the outcomes it is attempting to predict are often not amenable to the use of statistical or other quantitative analytical tools. In addition, from time to time an outcome may occur that management had not accounted for in its estimate because it had considered that outcome to be remote. Furthermore, as noted above, the aggregate range does not include any matters for which we are not able to estimate a range of possible loss. Accordingly, the estimated aggregate range of possible loss does not represent our maximum loss exposure. Any such losses could have a material adverse impact on our results of operations, cash flows or financial condition. The legal proceedings underlying the estimated range will change from time to time, and actual results may vary significantly from the current estimate.
Oregon State Lottery update

On June 14, 2017, the Oregon Court of Appeals affirmed the trial court’s dismissal of the plaintiff's claims with prejudice. As noted in the 2016 10-K, the trial court indicated that all claims against WMS Gaming Inc. were moot as a result of its dismissal. The plaintiff has until August 16, 2017 to petition the Oregon Supreme Court to review the decision of the Oregon Court of Appeals.

Shuffle Tech update
On March 24, 2017, SGC, Bally Technologies, Inc. and Bally Gaming, Inc. filed a motion for summary judgment in their favor on all claims asserted by the plaintiffs in the lawsuit. Trial is currently scheduled for May 2018. We intend to continue to vigorously defend against the claims asserted in the lawsuit.
For additional information regarding our pending litigation matters, see Note 22 in our 2016 10-K.
(15) Financial Information for Guarantor Subsidiaries and Non-Guarantor Subsidiaries
We conduct substantially all of our business through our U.S. and foreign subsidiaries. As of June 30, 2017, SGI's obligations under the 2020 Notes, the 2021 Notes, the Secured Notes and the Unsecured Notes were fully and unconditionally and jointly and severally guaranteed by SGC and the Guarantor Subsidiaries other than SGI. We redeemed all of the outstanding 2018 Notes on March 17, 2017, which were previously issued by SGC and fully and unconditionally and jointly and severally guaranteed by the Guarantor Subsidiaries. The guarantees of our 2020 Notes, 2021 Notes, Secured Notes and Unsecured Notes will terminate under the following customary circumstances: (1) the sale or disposition of the capital stock of the guarantor (including by consolidation or merger of the guarantor into another person); (2) the liquidation or dissolution of the guarantor; (3) the defeasance or satisfaction and discharge of the notes; (4) the release of the guarantor from any guarantees of indebtedness of SGC and SGI; and (5) the proper designation of the guarantor as an unrestricted subsidiary pursuant to the indenture governing the respective Notes. The guarantees of our 2018 Notes were released in connection with the redemption of the 2018 Notes.
During the third quarter of 2016, we designated certain of our wholly owned direct and indirect subsidiaries that hold substantially all of the assets of, and operate, our social gaming business, as “Unrestricted Subsidiaries” under our credit agreement and each of the indentures governing the 2018 Notes, 2020 Notes, 2021 Notes, Secured Notes and Unsecured Notes. As a result of these designations, our 100%-owned social gaming subsidiaries are no longer guarantors under our credit agreement and indentures. Therefore, the historical condensed consolidating financial information presented has been reclassified to show the nature of assets held, results of operations and cash flows assuming the "Unrestricted Subsidiary" designations were in effect at the beginning of all periods presented, consistent with their status as non-guarantors as of June 30, 2017. The affected subsidiaries are no longer allocated interest in this condensed consolidating financial information due to their present status as non-guarantors. Accordingly, for all periods presented, we no longer present an allocation of interest to any entities, including the Unrestricted Subsidiaries, other than the legal entity issuer of the associated debt.

Presented below is condensed consolidating financial information for (1) SGC, (2) SGI, (3) the Guarantor Subsidiaries and (4) the Non-Guarantor Subsidiaries as of June 30, 2017 and December 31, 2016 and for the three and six months ended June 30, 2017 and 2016. The condensed consolidating financial information has been presented to show the nature of assets held, results of operations and cash flows of SGC, SGI, the Guarantor Subsidiaries and the Non-Guarantor Subsidiaries assuming the current guarantee structures of the 2018 Notes, the 2020 Notes, the 2021 Notes, the Secured Notes and the Unsecured Notes were in effect at the beginning of the periods presented.

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

SCIENTIFIC GAMES CORPORATION AND SUBSIDIARIES
SUPPLEMENTAL CONDENSED CONSOLIDATING BALANCE SHEET
As of June 30, 2017

	SGC (Parent and Issuer1)	SGI (Issuer2)	Guarantor Subsidiaries	Non-Guarantor Subsidiaries	Eliminating Entries	Consolidated
Assets
Cash and cash equivalents	$142.7	$2.8	$—	$53.4	$(0.7)	$198.2
Restricted cash	—	—	25.9	0.1	—	26.0
Accounts receivable, net	0.1	63.7	182.1	233.4	—	479.3
Notes receivable, net	—	—	99.2	24.1	—	123.3
Inventories	—	40.6	93.0	147.2	(28.1)	252.7
Prepaid expenses, deposits and other current assets	7.4	23.8	41.9	44.5	—	117.6
Property and equipment, net	14.8	90.3	330.2	161.5	(22.0)	574.8
Investment in subsidiaries	3,099.8	958.9	967.1	—	(5,025.8)	—
Goodwill	—	188.3	1,932.4	810.0	—	2,930.7
Intangible assets, net	183.2	36.5	1,278.0	212.6	—	1,710.3
Intercompany balances	—	5,478.8	—	315.0	(5,793.8)	—
Software, net	77.6	20.0	233.0	48.1	—	378.7
Other assets(3)	233.9	305.0	57.3	150.4	(472.2)	274.4
Total assets	$3,759.5	$7,208.7	$5,240.1	$2,200.3	$(11,342.6)	$7,066.0
Liabilities and stockholders' (deficit) equity
Current portion of long-term debt	$—	$32.9	$—	$6.6	$—	$39.5
Other current liabilities	105.9	170.2	212.7	161.0	(2.4)	647.4
Long-term debt, excluding current portion	—	8,056.9	—	5.8	—	8,062.7
Other long-term liabilities	171.0	9.1	517.2	87.7	(470.5)	314.5
Intercompany balances	5,480.7	—	313.1	—	(5,793.8)	—
Stockholders' (deficit) equity	(1,998.1)	(1,060.4)	4,197.1	1,939.2	(5,075.9)	(1,998.1)
Total liabilities and stockholders' (deficit) equity	$3,759.5	$7,208.7	$5,240.1	$2,200.3	$(11,342.6)	$7,066.0

1 - Issuer of obligations under the 2018 Notes, which were redeemed on March 17, 2017.
2 - Issuer of obligations under the 2020 Notes, the 2021 Notes, the Secured Notes and the Unsecured Notes.
3 - Includes $15.9 million and $0.7 million in non-current restricted cash for Guarantor Subsidiaries and Non-Guarantor Subsidiaries, respectively.

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

SCIENTIFIC GAMES CORPORATION AND SUBSIDIARIES
SUPPLEMENTAL CONDENSED CONSOLIDATING STATEMENT OF
OPERATIONS AND COMPREHENSIVE LOSS
Three Months Ended June 30, 2017

	SGC (Parent and Issuer1)	SGI (Issuer2)	Guarantor Subsidiaries	Non-Guarantor Subsidiaries	Eliminating Entries	Consolidated
Revenue	$—	$128.3	$420.5	$284.8	$(67.3)	$766.3
Cost of services, cost of product sales and cost of instant games (3)	—	86.8	129.0	135.6	(72.5)	278.9
Selling, general and administrative	29.2	8.5	68.9	52.1	(12.8)	145.9
Research and development	0.7	2.4	16.9	28.1	—	48.1
Depreciation, amortization and impairments	16.9	8.0	122.8	29.6	(2.3)	175.0
Restructuring and other	1.5	0.3	(1.1)	0.4	—	1.1
Operating (loss) income	(48.3)	22.3	84.0	39.0	20.3	117.3
Interest income (expense)	0.2	(151.1)	—	(0.3)	—	(151.2)
Other (expense) income, net	(18.1)	51.7	(31.0)	(1.4)	—	1.2
Net (loss) income before equity in income of subsidiaries and income taxes	(66.2)	(77.1)	53.0	37.3	20.3	(32.7)
Equity in income of subsidiaries	18.8	14.6	6.1	—	(39.5)	—
Income tax benefit (expense)	8.3	28.9	(27.4)	(16.2)	—	(6.4)
Net (loss) income	$(39.1)	$(33.6)	$31.7	$21.1	$(19.2)	$(39.1)

Other comprehensive income	31.7	0.3	44.7	30.2	(75.2)	31.7
Comprehensive (loss) income	$(7.4)	$(33.3)	$76.4	$51.3	$(94.4)	$(7.4)

1 - Issuer of obligations under the 2018 Notes, which were redeemed on March 17, 2017.
2 - Issuer of obligations under the 2020 Notes, the 2021 Notes, the Secured Notes and the Unsecured Notes.
3 - Exclusive of D&A.

SCIENTIFIC GAMES CORPORATION AND SUBSIDIARIES
SUPPLEMENTAL CONDENSED CONSOLIDATING STATEMENT OF
OPERATIONS AND COMPREHENSIVE LOSS
Three Months Ended June 30, 2016

	SGC (Parent and Issuer1)	SGI (Issuer2)	Guarantor Subsidiaries	Non-Guarantor Subsidiaries	Eliminating Entries	Consolidated
Revenue	$—	$126.4	$354.7	$319.4	$(71.3)	$729.2
Cost of services, cost of product sales and cost of instant games (3)	—	86.1	92.4	169.0	(71.3)	276.2
Selling, general and administrative	37.0	11.6	36.2	60.1	—	144.9
Research and development	1.9	2.3	34.9	12.6	—	51.7
Depreciation, amortization and impairments	12.9	10.4	140.5	29.3	—	193.1
Restructuring and other	0.1	—	3.2	0.9	—	4.2
Operating (loss) income	(51.9)	16.0	47.5	47.5	—	59.1
Interest expense	(5.3)	(159.9)	—	(0.1)	—	(165.3)
Gain on extinguishment and modification of debt	—	25.2	—	—	—	25.2
Other (expense) income, net	(24.7)	52.5	(24.1)	6.0	—	9.7
Net (loss) income before equity in income of subsidiaries and income taxes	(81.9)	(66.2)	23.4	53.4	—	(71.3)
Equity in income of subsidiaries	5.3	11.3	26.4	—	(43.0)	—
Income tax benefit (expense)	24.9	—	—	(5.3)	—	19.6
Net (loss) income	$(51.7)	$(54.9)	$49.8	$48.1	$(43.0)	$(51.7)

Other comprehensive (loss) income	(30.1)	3.1	(8.1)	(33.5)	38.4	(30.2)
Comprehensive (loss) income	$(81.8)	$(51.8)	$41.7	$14.6	$(4.6)	$(81.9)

1 - Issuer of obligations under the 2018 Notes, which were redeemed on March 17, 2017.
2 - Issuer of obligations under the 2020 Notes, the 2021 Notes, the Secured Notes and the Unsecured Notes.
3 - Exclusive of D&A.

SCIENTIFIC GAMES CORPORATION AND SUBSIDIARIES
SUPPLEMENTAL CONDENSED CONSOLIDATING STATEMENT OF
OPERATIONS AND COMPREHENSIVE LOSS
Six Months Ended June 30, 2017

	SGC (Parent and Issuer1)	SGI (Issuer2)	Guarantor Subsidiaries	Non-Guarantor Subsidiaries	Eliminating Entries	Consolidated
Revenue	$—	$246.3	$820.3	$549.4	$(124.3)	$1,491.7
Cost of services, cost of product sales and cost of instant games (3)	—	169.7	252.7	257.4	(120.9)	558.9
Selling, general and administrative	58.9	18.0	117.7	114.5	(22.5)	286.6
Research and development	1.2	3.8	51.1	34.4	—	90.5
Depreciation, amortization and impairments	37.2	15.5	234.7	57.4	(4.7)	340.1
Restructuring and other	5.3	0.5	3.1	1.4	—	10.3
Operating (loss) income	(102.6)	38.8	161.0	84.3	23.8	205.3
Interest expense	(4.3)	(305.7)	—	(0.6)	—	(310.6)
Loss on extinguishment and modification of debt	(1.1)	(28.6)	—	—	—	(29.7)
Other (expense) income, net	(38.9)	102.4	(56.5)	11.2	—	18.2
Net (loss) income before equity in income of subsidiaries and income taxes	(146.9)	(193.1)	104.5	94.9	23.8	(116.8)
Equity in income of subsidiaries	23.5	31.9	21.5	—	(76.9)	—
Income tax (expense) benefit	(16.5)	72.3	(48.0)	(30.9)	—	(23.1)
Net (loss) income	$(139.9)	$(88.9)	$78.0	$64.0	$(53.1)	$(139.9)

Other comprehensive income	67.8	4.3	66.2	59.7	(130.2)	67.8
Comprehensive (loss) income	$(72.1)	$(84.6)	$144.2	$123.7	$(183.3)	$(72.1)

1 - Issuer of obligations under the 2018 Notes, which were redeemed on March 17, 2017.
2 - Issuer of obligations under the 2020 Notes, the 2021 Notes, the Secured Notes and the Unsecured Notes.
3 - Exclusive of D&A.

SCIENTIFIC GAMES CORPORATION AND SUBSIDIARIES
SUPPLEMENTAL CONDENSED CONSOLIDATING STATEMENT OF
OPERATIONS AND COMPREHENSIVE LOSS
Six Months Ended June 30, 2016

	SGC (Parent and Issuer1)	SGI (Issuer2)	Guarantor Subsidiaries	Non-Guarantor Subsidiaries	Eliminating Entries	Consolidated
Revenue	$—	$241.7	$716.2	$583.7	$(130.4)	$1,411.2
Cost of instant games, cost of services and cost of product sales (3)	—	169.0	189.1	304.8	(130.4)	532.5
Selling, general and administrative	61.0	22.8	89.7	113.7	—	287.2
Research and development	2.8	4.6	70.8	23.3	—	101.5
Depreciation, amortization and impairments	25.8	21.1	266.7	60.1	—	373.7
Restructuring and other	0.1	—	4.1	2.7	—	6.9
Operating (loss) income	(89.7)	24.2	95.8	79.1	—	109.4
Interest expense	(10.5)	(320.5)	—	—	—	(331.0)
Gain on extinguishment and modification of debt	—	25.2	—	—	—	25.2
Other (expense) income, net	(50.3)	102.8	(47.2)	8.3	—	13.6
Net (loss) income before equity in (loss) income of subsidiaries and income taxes	(150.5)	(168.3)	48.6	87.4	—	(182.8)
Equity in (loss) income of subsidiaries	(40.7)	30.2	47.3	—	(36.8)	—
Income tax benefit (expense)	47.1	—	—	(8.3)	—	38.8
Net (loss) income	$(144.1)	$(138.1)	$95.9	$79.1	$(36.8)	$(144.0)

Other comprehensive (loss) income	(32.6)	3.0	(6.2)	(30.7)	33.9	(32.6)
Comprehensive (loss) income	$(176.7)	$(135.1)	$89.7	$48.4	$(2.9)	$(176.6)

1 - Issuer of obligations under the 2018 Notes, which were redeemed on March 17, 2017.
2 - Issuer of obligations under the 2020 Notes, the 2021 Notes, the Secured Notes and the Unsecured Notes.
3 - Exclusive of D&A.

SCIENTIFIC GAMES CORPORATION AND SUBSIDIARIES
SUPPLEMENTAL CONDENSED CONSOLIDATING STATEMENT OF CASH FLOWS
Six Months Ended June 30, 2017

	SGC (Parent and Issuer1)	SGI (Issuer2)	Guarantor Subsidiaries	Non-Guarantor Subsidiaries	Eliminating Entries	Consolidated
Net cash (used in) provided by operating activities	$(101.1)	$(125.1)	$327.9	$177.4	$0.4	$279.5
Cash flows from investing activities:
Capital expenditures	(25.1)	(8.9)	(67.9)	(38.3)	—	(140.2)
Acquisitions of businesses, net of cash acquired	—	—	(26.3)	(25.8)	—	(52.1)
Distributions of capital from equity investments	—	—	—	22.4	—	22.4
Changes in other assets and liabilities and other	—	—	7.5	2.5	—	10.0
Other, principally change in intercompany investing activities	—	(102.9)	—	(166.3)	269.2	—
Net cash used in investing activities	(25.1)	(111.8)	(86.7)	(205.5)	269.2	(159.9)
Cash flows from financing activities:
Net payments of long-term debt including proceeds and repurchases of senior notes and term loans	(250.0)	265.7	—	(3.1)	—	12.6
Payments of debt issuance and deferred financing costs	—	(27.7)	—	—	—	(27.7)
Payments on license obligations	(17.0)	—	(2.5)	—	—	(19.5)
Net redemptions of common stock under stock-based compensation plans and other	(3.9)	—	—	—	—	(3.9)
Other, principally change in intercompany financing activities	507.1	—	(237.9)	—	(269.2)	—
Net cash provided by (used in) financing activities	236.2	238.0	(240.4)	(3.1)	(269.2)	(38.5)
Effect of exchange rate changes on cash, cash equivalents and restricted cash	—	—	—	2.8	—	2.8
Increase (decrease) in cash, cash equivalents and restricted cash	110.0	1.1	0.8	(28.4)	0.4	83.9
Cash, cash equivalents and restricted cash, beginning of period	32.7	1.7	41.0	82.6	(1.1)	156.9
Cash, cash equivalents and restricted cash end of period	$142.7	$2.8	$41.8	$54.2	$(0.7)	$240.8

1 - Issuer of obligations under the 2018 Notes, which were redeemed on March 17, 2017.
2 - Issuer of obligations under the 2020 Notes, the 2021 Notes, the Secured Notes and the Unsecured Notes.

SCIENTIFIC GAMES CORPORATION AND SUBSIDIARIES
SUPPLEMENTAL CONDENSED CONSOLIDATING STATEMENT OF CASH FLOWS
Six Months Ended June 30, 2016

	SGC (Parent and Issuer1)	SGI (Issuer2)	Guarantor Subsidiaries	Non-Guarantor Subsidiaries	Eliminating Entries	Consolidated
Net cash (used in) provided by operating activities	$(119.9)	$(128.5)	$331.9	$108.5	$(0.1)	$191.9
Cash flows from investing activities:
Capital expenditures	(26.7)	(5.2)	(75.5)	(25.2)	—	(132.6)
Distributions of capital from equity investments	—	—	—	22.5	—	22.5
Changes in other assets and liabilities and other	0.3	—	7.9	(2.1)	—	6.1
Other, principally change in intercompany investing activities	—	210.7	—	—	(210.7)	—
Net cash (used in) provided by investing activities	(26.4)	205.5	(67.6)	(4.8)	(210.7)	(104.0)
Cash flows from financing activities:
Net payments on long-term debt	—	(76.5)	—	(3.6)	—	(80.1)
Payments on license obligations	(15.1)	—	(9.9)	—	—	(25.0)
Net redemptions of common stock under stock-based compensation plans and other	(4.4)	—	—	—	—	(4.4)
Other, principally change in intercompany financing activities	155.1	—	(250.5)	(115.3)	210.7	—
Net cash provided by (used in) financing activities	135.6	(76.5)	(260.4)	(118.9)	210.7	(109.5)
Effect of exchange rate changes on cash, cash equivalents and restricted cash	—	—	(0.6)	(1.3)	—	(1.9)
(Decrease) increase in cash, cash equivalents and restricted cash	(10.7)	0.5	3.3	(16.5)	(0.1)	(23.5)
Cash, cash equivalents and restricted cash, beginning of period	43.2	—	37.7	85.9	—	166.8
Cash, cash equivalents and restricted cash, end of period	$32.5	$0.5	$41.0	$69.4	$(0.1)	$143.3

1 - Issuer of obligations under the 2018 Notes, which were redeemed on March 17, 2017.
2 - Issuer of obligations under the 2020 Notes, the 2021 Notes, the Secured Notes and the Unsecured Notes.

Item 2. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS
The following discussion is intended to enhance the reader's understanding of our operations and current business environment and should be read in conjunction with the description of our business included under Item 1 "Condensed Consolidated Financial Statements" in this Quarterly Report on Form 10-Q and Item 1 "Business," Item 1A "Risk Factors" and Item 7 "Management’s Discussion and Analysis of Financial Condition and Results of Operations" included in our 2016 10-K.
This "Management's Discussion and Analysis of Financial Condition and Results of Operations" ("MD&A") contains forward-looking statements within the meaning of the Private Securities Litigation Reform Act of 1995 and should be read in conjunction with the disclosures and information contained and referenced under "Forward-Looking Statements" in this Quarterly Report on Form 10-Q and "Risk Factors" included in our 2016 10-K. As used in this MD&A, the terms "we," "us," and "our" mean SGC together with its consolidated subsidiaries.

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
Current Events

•	In April 2017, we completed the acquisition of Spicerack Media, Inc.

•
In May 2017, we unveiled a new, advanced software security system and robotic technologies for lottery instant games security, which extends the protection of an instant game from initial game data generation though the final delivery of the game to the lottery or its retailers.

•
In June 2017, we announced the launch of one of our first games in which skill of the player is a dominant factor in affecting the outcome of the bonus game, SPACE INVADERSTM, based on the popular classic arcade video game, which was originally released in 1978. SPACE INVADERS is currently available in New Jersey and will soon be available in various jurisdictions throughout North America.

•	In June 2017, we were awarded a new, four-year contract to provide instant games and additional services to the New Hampshire Lottery.

•	In June 2017, we were awarded a new, eight-year systems technology and services contract from the Maryland Lottery and Gaming Control Agency.

•	We completed the business improvement initiative announced in November 2016, which has streamlined our organization, increased our efficiencies and significantly reduced our operating costs.

Segments
We report our operations in three business segments — Gaming, Lottery and Interactive — representing our different products and services. See "Business Segments Results" below and Note 2 for additional business segment information.
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

	Three Months Ended				Six Months Ended
	June 30,				June 30,
	2017		2016		2017		2016
($ in millions)	Revenue	% Consolidated Revenue	Revenue	% Consolidated Revenue	Revenue	% Consolidated Revenue	Revenue	% Consolidated Revenue
Foreign Currency:
British Pound Sterling	$50.7	6.6%	$61.1	8.4%	$102.1	6.8%	$116.2	8.2%
Euro	33.7	4.4%	31.2	4.3%	66.8	4.5%	57.7	4.1%
Australian Dollar	34.6	4.5%	34.5	4.7%	58.5	3.9%	52.0	3.7%
We also have foreign currency exposure related to certain of our equity investments. See "Risk Factors" under Item 1A and "Consolidated Results — Other Factors Affecting 2016 Net Loss — Foreign exchange" under Item 7 in our 2016 Form 10-K. Foreign currency had a negative $8.0 million and $16.1 million impact on revenue for the three and six months ended June 30, 2017, respectively.

CONSOLIDATED RESULTS

	Three Months Ended June 30,		Variance		Six Months Ended June 30,		Variance
($ in millions)	2017	2016	2017 vs. 2016		2017	2016	2017 vs. 2016
Total revenue	$766.3	$729.2	$37.1	5.1%	$1,491.7	$1,411.2	$80.5	5.7%
Total operating expenses	649.0	670.1	(21.1)	(3.1)%	1,286.4	1,301.8	(15.4)	(1.2)%
Operating income	117.3	59.1	58.2	98.5%	205.3	109.4	95.9	87.7%
Net loss before income taxes	(32.7)	(71.3)	38.6	(54.1)%	(116.8)	(182.8)	66.0	(36.1)%
Net loss	$(39.1)	$(51.7)	$12.6	(24.4)%	$(139.9)	$(144.0)	$4.1	(2.8)%

Three and Six Months Ended June 30, 2017 Compared to Three and Six Months Ended June 30, 2016
Revenue

	Three Months Ended June 30,		Variance		Six Months Ended June 30,		Variance
($ in millions)	2017	2016	2017 vs. 2016		2017	2016	2017 vs. 2016
Gaming	$457.2	$441.9	$15.3	3.5%	$897.2	$863.6	$33.6	3.9%
Lottery	202.3	203.9	(1.6)	(0.8)%	391.4	391.6	(0.2)	(0.1)%
Interactive	106.8	83.4	23.4	28.1%	203.1	156.0	47.1	30.2%
Total revenue	$766.3	$729.2	$37.1	5.1%	$1,491.7	$1,411.2	$80.5	5.7%

Gaming revenue increased compared to both prior-year periods primarily due to higher unit sales of gaming machines and table products, which was partially offset by a decrease in WAP and premium game service revenue. The Gaming revenue increase included the unfavorable foreign currency impact of $4.9 million and $10.0 million in the three and six months ended June 30, 2017, respectively.
Lottery revenue remained relatively flat for both comparable periods but included the unfavorable foreign currency impact of $2.2 million and $4.2 million for the three and six months ended June 30, 2017, respectively.
Interactive revenue increased for both comparable periods primarily due to growth in our social gaming business, reflecting the ongoing popularity of Jackpot Party® Social Casino and the success of more recent apps, such as the introduction of the 88 Fortunes® app in the first quarter of 2017, as well as the impact of the acquisition of Spicerack and its Bingo Showdown social gaming app, which closed in April 2017.

Operating expenses

	Three Months Ended June 30,		Variance		Six Months Ended June 30,		Variance
($ in millions)	2017	2016	2017 vs. 2016		2017	2016	2017 vs. 2016
Operating expenses:
Cost of services	$98.9	$101.4	$(2.5)	(2.5)%	$202.2	$196.3	$5.9	3.0%
Cost of product sales	108.7	100.7	8.0	7.9%	215.3	195.1	20.2	10.4%
Cost of instant games	71.3	74.1	(2.8)	(3.8)%	141.4	141.1	0.3	0.2%
Selling, general and administrative	145.9	144.9	1.0	0.7%	286.6	287.2	(0.6)	(0.2)%
Research and development	48.1	51.7	(3.6)	(7.0)%	90.5	101.5	(11.0)	(10.8)%
Depreciation, amortization and impairments	175.0	193.1	(18.1)	(9.4)%	340.1	373.7	(33.6)	(9.0)%
Restructuring and other	1.1	4.2	(3.1)	(73.8)%	10.3	6.9	3.4	49.3%
Total operating expenses	$649.0	$670.1	$(21.1)	(3.1)%	$1,286.4	$1,301.8	$(15.4)	(1.2)%
Cost of revenue
Total cost of revenue for the three-month period slightly increased compared to the prior-year period primarily due to: (1) a $7.3 million increase in Gaming cost of product sales driven by increased game shipments; (2) a $10.1 million increase in cost of Interactive services primarily related to platform fees associated with the $22.0 million increase in Interactive social gaming revenue, which was partially offset by (3) a $10.7 million lower cost of services in Gaming driven by decreases in WAP activity and timing of WAP jackpots; and (4) a $4.0 million decrease in Lottery driven by business mix coupled with benefits realized in the current year related to business improvement initiative announced in November 2016.
Total cost of revenue for the six-month period increased compared to the prior-year period primarily due to: (1) a $22.1 million higher cost of Interactive services primarily related to platform fees associated with the $42.1 million increase in Interactive social revenue; and (2) a $19.1 million increase in the cost of Gaming machine unit sales primarily related to the increase in units sold, which was partially offset by (3) a $12.7 million decrease in the cost of Gaming services driven by reductions in WAP and premium game unit placements; and (4) a $2.1 million decrease in Lottery driven primarily by benefits realized in the current year related to the business improvement initiative.
SG&A
SG&A remained relatively flat for the three-month and six-month comparable periods. Benefits realized in the current year from the business improvement initiative were offset by the absence of $7.5 million of insurance proceeds in connection with a settlement of a legal matter recorded in 2016 and increases in Interactive SG&A of $6.0 million and $14.7 million for the three and six-month comparable periods, respectively, primarily driven by additional marketing spend and user acquisition costs related to our growing portfolio of social and mobile gaming apps.
R&D
The decrease in research and development for both comparable periods was primarily driven by reduced spending on outside resources for certain projects which were nearing completion during the period and headcount reduction initiatives completed subsequent to the second quarter of 2016.
D&A
The decrease in D&A for both comparable periods was primarily due to certain acquired intangible assets becoming fully depreciated in the third quarter of 2016, as well as acquired Gaming assets for which accelerated depreciation was recorded in the prior comparable period.

Other Factors Affecting Net Loss
Interest expense
Interest expense decreased for both comparable periods due to lower cash interest cost primarily resulting from the February 2017 Refinancing.
Gain (loss) on extinguishment and modification of debt
During the first quarter of 2017, we completed a series of refinancing transactions, including the redemption of $250.0 million of outstanding 2018 Notes, which resulted in $29.7 million in loss on extinguishment and modification of debt.

During the second quarter of 2016, we repurchased and cancelled an aggregate principal amount of $65.9 million of our 2020 Notes and 2021 Notes for $39.9 million in cash, which resulted in a $25.2 million gain on extinguishment of debt inclusive of a $0.8 million charge related to the write-off of unamortized debt discount and deferred financing costs associated with the extinguished debt.

Income tax (expense) benefit

               We recorded an income tax expense of $6.4 million and $23.1 million for the three and six months ended June 30, 2017, respectively, compared to an income tax benefit of $19.6 million and $38.8 million for the three and six months ended June 30, 2016, respectively. The effective income tax rates for the three and six months ended June 30, 2017 were (19.5)% and (19.8)%, respectively, and 27.5% and 21.2% for the three and six months ended June 30, 2016, respectively, and were determined using an estimated annual effective tax rate after considering any discrete items for such periods. For additional information regarding the changes in our effective tax rates and the variance in our income tax (expense) benefit, see Note 13.

See "Business Segments Results" below for a more detailed explanation of the significant changes in our components of revenue within the individual segment results of operations.

BUSINESS SEGMENTS RESULTS

GAMING
Our Gaming business segment designs, develops, manufactures, markets and distributes a comprehensive portfolio of gaming products and services. We provide our Gaming portfolio of products and services to commercial casinos, Native American casinos, wide-area gaming operators such as LBOs, arcade and bingo operators in the U.K. and continental Europe, and government agencies and their affiliated operators. Our equity investments in Roberts Communications Network, LLC and International Terminal Leasing are part of our Gaming business segment.
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

Current Year Update

We expect to continue to face pricing pressure in our Gaming segment for the remainder of 2017. We anticipate that replacement demand for gaming machines and constraints on capital spending by gaming operators will continue at current levels and that demand for gaming machines will continue to be negatively impacted by the continued consolidation of casino and other gaming operators. We anticipate that demand for our gaming systems products and services will continue at current levels due to fewer large, multi-site installation opportunities, system replacements and new casino anticipated openings throughout 2017. We believe that our installed base of WAP, premium and daily-fee Participation gaming machines has stabilized, benefiting from the release of a number of new games, including the launch of our new GameScape™ cabinet in the third quarter of 2016. The GameScape cabinet, a dedicated Participation platform, features a player-favorite branded WILLY WONKA WORLD OF WONKA™ game.

Results of Operations and Key Performance Indicators for Gaming

	Three Months Ended June 30,		Variance		Six Months Ended June 30,		Variance
($ in millions)	2017	2016	2017 vs. 2016		2017	2016	2017 vs. 2016
Total revenue	$457.2	$441.9	$15.3	3.5%	$897.2	863.6	$33.6	3.9%
Total operating expenses	371.3	395.2	(23.9)	(6.0)%	733.8	773.5	(39.7)	(5.1)%
Operating income	$85.9	$46.7	$39.2	83.9%	$163.4	$90.1	$73.3	81.4%

Three and Six Months Ended June 30, 2017 Compared to Three and Six Months Ended June 30, 2016
Revenue

	Three Months Ended June 30,		Variance		Six Months Ended June 30,		Variance
($ in millions)	2017	2016	2017 vs. 2016		2017	2016	2017 vs. 2016
Revenue:
Gaming operations	$178.4	$186.0	$(7.6)	(4.1)%	$350.8	$370.4	$(19.6)	(5.3)%
Gaming machine sales	163.3	154.4	8.9	5.8%	319.5	288.9	30.6	10.6%
Gaming systems	67.1	59.5	7.6	12.8%	128.6	119.2	9.4	7.9%
Table products	48.4	42.0	6.4	15.2%	98.3	85.1	13.2	15.5%
Total revenue	$457.2	$441.9	$15.3	3.5%	$897.2	$863.6	$33.6	3.9%

F/X impact on revenue	$(4.9)	$(3.7)			$(10.0)	$(7.7)

KPIs:
WAP, premium and daily-fee Participation units:
Installed base at period end	20,956	21,909	(953)	(4.3)%	20,956	21,909	(953)	(4.3)%
Average daily revenue per unit	$52.30	$52.85	$(0.55)	(1.0)%	$51.76	$52.90	$(1.14)	(2.2)%

Other Participation and leased units:
Installed base at period end	48,645	47,857	788	1.6%	48,645	47,857	788	1.6%
Average daily revenue per unit	$14.94	$15.95	$(1.01)	(6.3)%	$14.95	$15.66	$(0.71)	(4.5)%

Gaming machine unit sales:
U.S. and Canadian new unit shipments	4,367	4,678	(311)	(6.6)%	10,229	9,043	1,186	13.1%
International new unit shipments	3,411	2,990	421	14.1%	5,908	5,373	535	10.0%
Total new unit shipments	7,778	7,668	110	1.4%	16,137	14,416	1,721	11.9%
Average sales price per new unit	$17,550	$16,859	$691	4.1%	$17,278	$16,719	$559	3.3%

Gaming Operations
Gaming operations revenue decreased as compared to both prior-year periods primarily due to: (1) a 953-unit decrease in the installed base of WAP, premium and daily-fee Participation gaming machines; and (2) a decrease in the average daily revenue per WAP, premium and daily-fee Participation units.
These decreases were partially offset by higher other participation and leased units revenue for both comparable periods, primarily resulting from a 788-unit increase in the ending other installed base for Other Participation and leased units.

Gaming Machine Sales

Gaming machine unit sales increased compared to both the three- and six-month prior-year periods due to higher new unit shipments primarily resulting from sales of the Pro Series WAVE and TwinStar® cabinets.
U.S. and Canadian shipments for the three months ended June 30, 2017 decreased 311 units to 4,367 units, including 3,773 replacement units and 594 units for new casino openings and expansions, comprised fully of Illinois VGT units. In the prior-year period, U.S. and Canadian shipments totaled 4,678 units that comprised 3,468 replacement units, including 431 VLTs to Oregon, and 740 VGTs for the Illinois market. International shipments increased 421 units to 3,411 units and encompassed 3,357 replacement units and 54 units for new casino openings and expansions from 2,990 units in the prior-year period. The average sales price increased to $17,550 per unit reflecting a greater mix of higher performing premium gaming machines sold during the period.
U.S. and Canadian shipments for the six months ended June 30, 2017 increased 1,186 units to 10,229 units, including 6,912 replacement units, including 250 VLTs to Oregon, and 3,317 units for new casino openings and expansions, including 1,455 Illinois VGT units. In the prior-year period, U.S. and Canadian shipments totaled 9,043 units that comprised 7,332 replacement units, 1,271 VLTs to Oregon, and 1,173 VGTs for the Illinois market. International shipments increased 535 units to 5,908 units and encompassed 5,430 replacement units and 478 units for new casino openings and expansions from 5,373 units in the prior-year period. The average sales price increased to $17,278 per unit reflecting a greater mix of higher performing premium gaming machines sold during the period.
Gaming Systems

Gaming systems revenue increased compared to both prior-year periods primarily due to increased hardware sales related to new casino openings.
Table Products

Table products revenue increased compared to both prior-year periods primarily due to increased Shuffler sales and the impact of the acquisition of DEQ Systems Corp., which closed in January 2017.

Operating income
The increase in operating income from the comparable prior-year periods was primarily attributable to the following: (1) higher overall gaming revenues as described above; (2) a decrease in overall operating expenses primarily due to the business improvement initiative announced in November 2016; (3) lower D&A of $18.3 million and $36.6 million for the three- and six-month, respectively, due to certain acquired intangible assets becoming fully depreciated in the third quarter of 2016, and acquired Gaming assets for which accelerated depreciation was recorded in the prior comparable period; and (4) a more profitable revenue mix, which was primarily due to an increase in Gaming systems sales.

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
Our equity investments in LNS, Northstar Illinois, Northstar New Jersey, CSG, Hellenic Lotteries and GLB are included in the Lottery segment.

Current Year Update
We believe we will continue to face intense price-based competition in our Lottery business for the remainder of 2017. In the near term, we also expect to see an increase in the number of jurisdictions that seek to privatize or outsource lottery operations and to face strong competition from both traditional and new competitors with respect to these opportunities. In addition, we anticipate that lottery RFPs, specifically those for private management agreements and certain of our international customers, could increasingly include terms that expose us to increased risk, such as requiring the guarantee of specific income thresholds or significant upfront payments.

Results of Operations and Key Performance Indicators for Lottery

	Three Months Ended June 30,		Variance		Six Months Ended June 30,		Variance
($ in millions)	2017	2016	2017 vs. 2016		2017	2016	2017 vs. 2016
Total revenue	$202.3	$203.9	$(1.6)	(0.8)%	$391.4	$391.6	$(0.2)	(0.1)%
Total operating expenses	132.0	146.0	(14.0)	(9.6)%	265.0	285.7	(20.7)	(7.2)%
Operating income	$70.3	$57.9	$12.4	21.4%	$126.4	$105.9	$20.5	19.4%

Three and Six Months Ended June 30, 2017 Compared to Three and Six Months Ended June 30, 2016

Revenue

	Three Months Ended June 30,		Variance		Six Months Ended June 30,		Variance
($ in millions)	2017	2016	2017 vs. 2016		2017	2016	2017 vs. 2016
Revenue:
Instant products	$151.3	$153.7	$(2.4)	(1.6)%	$293.0	$291.0	$2.0	0.7%
Lottery systems	51.0	50.2	0.8	1.6%	98.4	100.6	(2.2)	(2.2)%
Total revenue	$202.3	$203.9	$(1.6)	(0.8)%	$391.4	$391.6	$(0.2)	(0.1)%

F/X impact on revenue	$(2.2)	$(1.2)			$(4.2)	$(4.2)

KPIs:
Change in retail sales of U.S. lottery instant games customers(1)(2)	5.3%	4.1%	1.2pp	nm	3.8%	6.1%	(2.3)pp	nm

Change in retail sales of U.S. lottery systems contract customers(1)(3)	(1.0)%	7.2%	(8.2)pp	nm	(7.3)%	9.0%	(16.3)pp	nm

Change in Italy retail sales of instant games(1)	(0.8)%	(0.8)%	—	nm	(0.7)%	0.8%	(1.5)pp	nm
nm = not meaningful.
pp = percentage points.
(1) Information provided by third-party lottery operators.
(2) U.S. instant games customers' retail sales include only sales of instant games.
(3) U.S. lottery systems customers' retail sales primarily include sales of draw games, keno and instant games validated by the relevant system.
.
Primary factors affecting total lower Lottery revenue in the three months ended June 30, 2017 were: (1) a $2.4 million decrease in instant product revenues driven by lower revenues in PPU contracts; and (2) an unfavorable foreign currency impact on revenue (primarily in the U.K.) totaling $2.2 million. Lottery revenues remained flat in the six-month comparable period despite an unfavorable foreign currency impact of $4.2 million.
Operating income
Operating income increased compared to both prior-year periods primarily due to a more profitable revenue mix and the following key factors: (1) a decrease in D&A totaling $4.0 million and $7.9 million for the three- and six-month periods, respectively, driven by certain Lottery systems equipment becoming fully depreciated during 2016 and write-off of equipment associated with a cancelled contract in 2016; (2) a decrease in SG&A of $4.1 million and $6.3 million for the three- and six-month periods, respectively, primarily due to the business improvement initiative announced in November 2016; and (3) an R&D decrease of $0.6 million and $2.3 million in the three- and six-month periods, respectively, driven by reduced spending on outside resources for certain projects which were nearing completion during the period and headcount reduction initiatives completed subsequent to the second quarter of 2016.
INTERACTIVE
We generate Interactive gaming services revenue through our social gaming, RMG and SG Universe™ products which are all available via desktop and mobile devices.
In our social gaming business, we generate revenue from the sale of virtual coins, chips or bingo cards, which players can use to play slot, table games or bingo games (i.e., spin in the case of slot games, bet in the case of table games and use of bingo cards in the case of bingo games). The games are primarily our WMS®, Bally®, Barcrest®, SHFL®, Dragonplay® and recently acquired Bingo Showdown branded games. In addition, we also offer third-party branded games as well as original content.

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
On April 7, 2017, we completed the acquisition of Spicerack Media, Inc., a privately held mobile and social game company, which has allowed us to incorporate the successful Bingo Showdown game into our portfolio.
Results of Operations and Key Performance Indicators for Interactive

	Three Months Ended June 30,		Variance		Six Months Ended June 30,		Variance
($ in millions)	2017	2016	2017 vs. 2016		2017	2016	2017 vs. 2016
Total revenue	$106.8	$83.4	$23.4	28.1%	$203.1	156.0	$47.1	30.2%
Operating expenses	88.0	69.7	18.3	26.3%	167.1	130.8	36.3	27.8%
Operating income	$18.8	$13.7	$5.1	37.2%	$36.0	$25.2	$10.8	42.9%

Three and Six Months Ended June 30, 2017 Compared to Three and Six Months Ended June 30, 2016

Revenue

	Three Months Ended June 30,		Variance		Six Months Ended June 30,		Variance
($ in millions)	2017	2016	2017 vs. 2016		2017	2016	2017 vs. 2016
Revenue:
Social Gaming - B2C	$91.1	$69.1	$22.0	31.8%	$171.3	$129.2	$42.1	32.6%
Other	15.7	14.3	1.4	9.8%	31.8	26.8	5.0	18.7%
Total revenue	$106.8	$83.4	$23.4	28.1%	$203.1	$156.0	$47.1	30.2%

KPIs:
Social gaming:
Mobile Penetration (1)	72.0%	67.0%	5.0pp	nm	72.0%	66.0%	6.0pp	nm
Average MAU(2)	7.5	8.0	(0.5)	(6.3)%	7.6	9.1	(1.5)	(16.5)%
Average DAU (3)	2.5	2.4	0.1	4.2%	2.5	2.5	—	—
ARPDAU (4)	$0.40	$0.31	$0.09	29.0%	$0.39	$0.29	$0.10	34.5%
nm = not meaningful.
pp = percentage points.

(1)	Mobile penetration as defined by percentage of B2C social gaming revenue generated from mobile platforms.

(2)	MAU = Monthly Active Users, a count of unique visitors to our sites during a month.

(3)	DAU = Daily Active Users, a count of unique visitors to our sites during a day.

(4)	ARPDAU = Average daily revenue per DAU is calculated by dividing revenue for a period by the DAU for the period by the number of days for the period.

The increase in revenue compared to both prior-year periods is primarily attributable to social gaming B2C revenue, which grew 31.8% and 32.6% in the three- and six-month comparable periods, respectively, reflecting the ongoing popularity of Jackpot Party Social Casino and the success of more recent apps, such as the introduction of the 88 Fortunes app in the first quarter of 2017, as well as the impact of the acquisition of Spicerack and its Bingo Showdown game, which closed in April 2017.

Operating income
The increase in operating income compared to both prior-year periods reflects the corresponding revenue growth. SG&A expense and R&D expense increased as a result of higher marketing and player acquisition costs, coupled with new product development costs to support ongoing growth initiatives for which revenue has not yet been recognized.
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

LIQUIDITY, CAPITAL RESOURCES AND WORKING CAPITAL
Sources of Liquidity
As of June 30, 2017, our principal sources of liquidity, other than cash flows provided by operating activities, were cash and cash equivalents and amounts available under our revolving credit facility discussed below under "Credit Agreement and Other Debt."

During the first quarter of 2017, we completed a series of refinancing transactions (the "February 2017 Refinancing"), which included a private offering of $1.15 billion in aggregate principal amount of 7.000% senior secured notes due 2022, and an amendment to our credit agreement which extended the maturity of our term loans and revolving credit facility, and reduced the applicable interest rate on the term loans. The February 2017 Refinancing reduced the total principal value of our debt by $45.0 million, including payment of the remaining $45.0 million on our revolving credit facility; lowered our annual cash interest cost; extended the maturity to 2021 and 2022 for approximately 95 percent of our debt and significantly reduced our interest rate exposure to floating rates.

Cash and Available Revolver Capacity

	As of
($ in millions)	June 30, 2017	December 31, 2016
Cash and cash equivalents	$198.2	$115.1
Revolver capacity	556.2	592.6
Revolver capacity drawn or committed to letters of credit	(25.2)	(76.1)
Total	$729.2	$631.6
The amount of our available cash and cash equivalents fluctuates principally based on borrowings or repayments under our credit facilities, investments, acquisitions and changes in our working capital position. The borrowing capacity under our revolving credit facility will depend on the amount of outstanding borrowings and letters of credit issued and on us remaining in compliance with the covenants under our credit agreement, including a maintenance covenant based on consolidated net first lien leverage. We were in compliance with the covenants under our credit agreement as of June 30, 2017. The February 2017 Refinancing, among other things, reduced the commitments on the revolving credit facility to $556.2 million through October 18, 2018, with a step-down to $381.7 million until the maturity in 2020.
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
Total cash held by our foreign subsidiaries was $53.7 million as of June 30, 2017. To the extent that a portion of our foreign cash was required to meet liquidity needs in the U.S., we might incur a tax liability to repatriate it, the timing and amount of which would depend on a variety of factors.
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
In addition, lottery customers in the U.S. generally require service providers to provide performance bonds in connection with the relevant contract. As of June 30, 2017, our outstanding performance bonds totaled $225.2 million. Our ability to obtain performance bonds on commercially reasonable terms is subject to our financial condition and to prevailing market conditions, which may be impacted by economic and political events. Although we have not experienced difficulty in obtaining such bonds to date, we cannot assure that we will continue to be able to obtain performance bonds on commercially reasonable terms, or at all.

Six Months Ended June 30, 2017 Compared to Six Months Ended June, 2016

Cash Flow Summary

	Six Months Ended June 30,		Variance
($ in millions)	2017	2016	2017 vs. 2016
Net cash provided by operating activities	$279.5	$191.9	$87.6
Net cash used in investing activities	(159.9)	(104.0)	(55.9)
Net cash used in financing activities	(38.5)	(109.5)	71.0
Effect of exchange rates on cash, cash equivalents and restricted cash	2.8	(1.9)	4.7
Increase (decrease) in cash, cash equivalents and restricted cash	$83.9	$(23.5)	$107.4
Cash flows from operating activities

	Six Months Ended June 30,		Variance
($ in millions)	2017	2016	2017 vs. 2016
Net loss	$(139.9)	$(144.0)	$4.1
Adjustments to reconcile net loss to cash flows from operations	402.1	386.3	15.8
Changes in working capital accounts	12.6	7.8	4.8
Changes in deferred income taxes and other	4.7	(58.2)	62.9
Net cash provided by operating activities increased primarily due to the increase in incremental net earnings after reconciling adjustments of $402.1 million, combined with a $12.6 million positive change in working capital accounts. The changes in our working capital accounts during the six months ended June 30, 2017 were primarily driven by the following:

•	$24.4 million decrease in accounts and notes receivables due to strong collections during the six-month period;

•	$5.4 million increase in inventories primarily due to the timing of orders and deployment of units in our Gaming segment; and

•	$6.4 million negative net impact on cash flows from changes in other current assets and liabilities.
In April 2017, we entered into a settlement and seven-year patent cross-license agreement with another party that resolved outstanding intellectual property matters between the two companies. As part of this agreement, we received a $20.0 million advance royalty payment.
Cash flows from investing activities
Net cash used in investing activities increased primarily due to the business acquisitions described in Note 1, combined with a $7.6 million increase in capital expenditures. Capital expenditures are composed of investments in systems, equipment and other assets related to contracts, property and equipment, intangible assets and software.
Cash flows from financing activities
Net cash used in financing activities decreased primarily due to the February 2017 Refinancing described in Note 10, and lower principal payments on the long-term debt during the period, which resulted in net cash generated from financing activities of $12.6 million compared to a net cash outflow from a reduction of debt of $80.1 million in the prior-year period. During the six months ended June 30, 2017, we also incurred $27.7 million in debt issuance and deferred financing costs.
Credit Agreement and Other Debt
For additional information regarding our credit agreement and other debt, interest rate risk and interest rate hedging instruments, see Notes 16 and 17 and Item 7A "Quantitative and Qualitative Disclosures About Market Risk" in our 2016 10-K, as well as Note 10.
Off-Balance Sheet Arrangements
As of June 30, 2017, we did not have any significant off-balance sheet arrangements.
Contractual Obligations
There have been no material changes to our contractual obligations disclosed under Item 7 "Management's Discussion and Analysis of Financial Condition and Results of Operations — Liquidity, Capital Resources and Working Capital — Contractual Obligations" in our 2016 10-K, other than the refinancing transactions described in Note 10.

Item 3. Quantitative and Qualitative Disclosures about Market Risk
There have been no material changes to the disclosure under Item 7A "Quantitative and Qualitative Disclosures about Market Risk" included in our 2016 10-K.

Item 4. Controls and Procedures
Under the supervision and with the participation of our management, including the Chief Executive Officer and Chief Financial Officer, we have evaluated the effectiveness of our disclosure controls and procedures as required by Exchange Act Rule 13a-15(b) as of the end of the period covered by this report. Based on that evaluation, the Chief Executive Officer and Chief Financial Officer have concluded that these disclosure controls and procedures are effective. There were no changes in our internal control over financial reporting during the quarter ended June 30, 2017 that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

PART II.  OTHER INFORMATION
Item 1. Legal Proceedings
For a description of our legal proceedings, see Note 14 above and Note 22 in our 2016 10-K.
Item 1A. Risk Factors
There have been no material changes in our risk factors from those disclosed under Item 1A "Risk Factors" included in our 2016 10-K.
Item 2. Unregistered Sales of Equity Securities and Use of Proceeds
There was no stock repurchase activity during the six months ended June 30, 2017.

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

3.1(c)
Certificate of Designation of Series C Junior Participating Preferred Stock (incorporated by reference to Exhibit 3.1 to Scientific Games Corporation’s Current Report on Form 8-K filed on June 19, 2017).

3.2(a)	Amended and Restated Bylaws of Scientific Games Corporation (incorporated by reference to Exhibit 3.1 to Scientific Games Corporation's Current Report on Form 8-K filed on November 1, 2010).

3.2(b)
Amendment to the Amended and Restated Bylaws of Scientific Games Corporation (incorporated by reference to Exhibit 3.1 to Scientific Games Corporation’s Current Report on Form 8-K filed on June 12, 2017).

4.1
Rights Agreement, dated as of June 19, 2017, between Scientific Games Corporation and American Stock Transfer & Trust Company, LLC (incorporated by reference to Exhibit 4.1 to Scientific Games Corporation’s Current Report on Form 8-K filed on June 19, 2017).

10.1
Supplemental Indenture, dated as of July 14, 2017, by and among Scientific Games International, Inc., as issuer, Scientific Games Corporation, Lapis Software Associates, LLC and the other guarantors party thereto, and Deutsche Bank Trust Company Americas, as trustee, relating to the Indenture, dated as of August 20, 2012, by and among Scientific Games International, Inc., as issuer, Scientific Games Corporation and the other guarantors party thereto and Deutsche Bank Trust Company Americas, as successor trustee, relating to the 6.250% Senior Subordinated Notes due 2020. (†)

10.2
Supplemental Indenture, dated as of July 14, 2017, by and among Scientific Games International, Inc., as issuer, Scientific Games Corporation, Lapis Software Associates, LLC and the other guarantors party thereto, and Deutsche Bank Trust Company Americas, as trustee, relating to the Indenture, dated as of June 4, 2014, by and among Scientific Games International, Inc., as issuer, Scientific Games Corporation and the other guarantors party thereto and Deutsche Bank Trust Company Americas, as trustee, relating to the 6.625% Senior Subordinated Notes due 2021. (†)

10.3
Supplemental Indenture, dated as of July 14, 2017, by and among Scientific Games International, Inc., as issuer, Scientific Games Corporation, Lapis Software Associates, LLC and the other guarantors party thereto, and Deutsche Bank Trust Company Americas, as trustee, relating to the Indenture, dated as of November 21, 2014, between SGMS Escrow Corp., as issuer, Scientific Games Corporation and the other guarantors party thereto and Deutsche Bank Trust Company Americas, as trustee, relating to the 10.000% Senior Unsecured Notes due 2022. (†)

10.4
Supplemental Indenture, dated as of July 14, 2017, by and among Scientific Games International, Inc., as issuer, Scientific Games Corporation, Lapis Software Associates, LLC and the other guarantors party thereto, and Deutsche Bank Trust Company Americas, as trustee, relating to the Indenture, dated as of November 21, 2014, between SGMS Escrow Corp., as issuer, Scientific Games Corporation and the other guarantors party thereto and Deutsche Bank Trust Company Americas, as trustee, relating to the 7.000% Senior Secured Notes due 2022. (†)

31.1	Certification of the Chief Executive Officer of Scientific Games Corporation pursuant to Rule 13a-14(a), as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002. (†)

31.2	Certification of the Chief Financial Officer of Scientific Games Corporation pursuant to Rule 13a-14(a), as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002. (†)

32.1	Certification of the Chief Executive Officer of Scientific Games Corporation pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002. (†)

32.2	Certification of the Chief Financial Officer of Scientific Games Corporation pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002. (†)

101.INS	XBRL Instance Document
101.SCH	XBRL Taxonomy Extension Schema
101.CAL	XBRL Taxonomy Extension Calculation Linkbase
101.DEF	XBRL Taxonomy Definition Label Linkbase
101.LAB	XBRL Taxonomy Extension Label Linkbase
101.PRE	XBRL Taxonomy Extension Presentation Linkbase
(†) Filed herewith.

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

SCIENTIFIC GAMES CORPORATION
(Registrant)

		By:	/s/ Michael A. Quartieri
		Name:	Michael A. Quartieri
		Title:	Executive Vice President, Chief Financial Officer, Treasurer and Corporate Secretary

		By:	/s/ Michael F. Winterscheidt
		Name:	Michael F. Winterscheidt
		Title:	Chief Accounting Officer
Dated:	July 24, 2017