Form 10-Q
period 2017-09-30
SCIENTIFIC GAMES CORP
filed 2017-11-02
CIK 750004

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549
FORM 10-Q

☒ QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended September 30, 2017

OR
☐ TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the transition period from          to

Commission file number: 0-13063
SCIENTIFIC GAMES CORPORATION
(Exact name of registrant as specified in its charter)

Delaware	81-0422894
(State or other jurisdiction of	(I.R.S. Employer Identification No.)
incorporation or organization)

6601 Bermuda Road, Las Vegas, Nevada 89119
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

Emerging growth company ☐
If an emerging growth company, indicate by check mark if the registrant has elected not to use the extended transition period for complying with any new or revised financial accounting standards provided pursuant to Section 13(a) of the Exchange Act. ☐
Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act). Yes ☐ No ☒
The registrant has the following number of shares outstanding of each of the registrant's classes of common stock as of October 30, 2017:
Class A Common Stock: 89,641,395
Class B Common Stock: None

SCIENTIFIC GAMES CORPORATION AND SUBSIDIARIES
INDEX TO FINANCIAL INFORMATION
AND OTHER INFORMATION
THREE AND NINE MONTHS ENDED SEPTEMBER 30, 2017

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
Intellectual Property Rights
All ® notices signify marks registered in the United States.  © 2017 Scientific Games Corporation.  All Rights Reserved.

Forward-Looking Statements

Throughout this Quarterly Report on Form 10-Q, we make "forward-looking statements" within the meaning of the U.S. Private Securities Litigation Reform Act of 1995. Forward-looking statements describe future expectations, plans, results or strategies and can often be identified by the use of terminology such as "may," "will," "estimate," "intend," "plan," "continue," "believe," "expect," "anticipate," "target," "should," "could," "potential," "opportunity," "goal" or similar terminology. The forward-looking statements contained in this Quarterly Report on Form 10-Q are generally located in the material set forth under the heading "Management's Discussion and Analysis of Financial Condition and Results of Operations" but may be found in other locations as well. These statements are based upon management's current expectations, assumptions and estimates and are not guarantees of timing, future results or performance. Therefore, you should not rely on any of these forward-looking statements as predictions of future events. Actual results may differ materially from those contemplated in these statements due to a variety of risks and uncertainties and other factors, including, among other things:

•	competition;

•	U.S. and international economic and industry conditions;

•	slow growth of new gaming jurisdictions, slow addition of casinos in existing jurisdictions and declines in the replacement cycle of gaming machines;

•	ownership changes and consolidation in the gaming industry;

•	opposition to legalized gaming or the expansion thereof;

•	inability to adapt to, and offer products that keep pace with, evolving technology, including any failure of our investment of significant resources in our R&D efforts;

•	inability to develop successful products and services and capitalize on trends and changes in our industries, including the expansion of internet and other forms of interactive gaming;

•	laws and government regulations, including those relating to gaming licenses and environmental laws;

•	dependence upon key providers in our social gaming business;

•	inability to retain or renew, or unfavorable revisions of, existing contracts, and the inability to enter into new contracts;

•	protection of our intellectual property, inability to license third party intellectual property and the intellectual property rights of others;

•	security and integrity of our products and systems and reliance on or failures in information technology and other systems;

•	challenges or disruptions relating to the implementation of a new global enterprise resource planning system;

•	failure to maintain adequate internal control over financial reporting;

•	natural events that disrupt our operations or those of our customers, suppliers or regulators;

•	inability to benefit from, and risks associated with, strategic equity investments and relationships;

•	uncertainties relating to our pending acquisition of NYX, as defined in Note 1;

•	inability to complete our pending acquisition of NYX on the terms described herein or at all;

•	failure to achieve the intended benefits of our acquisitions, including our pending acquisition of NYX;

•	incurrence of restructuring costs;

•
the possibility that our stockholders may not approve the proposed reincorporation merger and the possibility that the proposed reincorporation merger does not close, including due to the failure to satisfy the closing conditions;

•	implementation of complex revenue recognition standards or other new accounting standards;

•	changes in estimates or judgments related to our impairment analysis of goodwill or other long-lived assets;

•	fluctuations in our results due to seasonality and other factors;

•	dependence on suppliers and manufacturers;

•
risks relating to foreign operations, including fluctuations in foreign currency exchange rates, restrictions on the payment of dividends from earnings, restrictions on the import of products and financial instability, including the potential impact to our business resulting from the affirmative vote in the U.K. to withdraw from the EU, and the potential impact to our instant lottery game concession or VLT lease arrangements resulting from the economic and political conditions in Greece;

•	possibility that the renewal of LNS' concession to operate the Italian instant games lottery is not finalized;

•	changes in tax laws or tax rulings, or the examination of our tax positions;

•	dependence on our key employees and uncertainties relating to our ability to attract and retain employees, including as a result of our pending acquisition of NYX;

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
Additional information regarding risks and uncertainties and other factors that could cause actual results to differ materially from those contemplated in forward-looking statements is included from time to time in our filings with the SEC, including under Item 1A "Risk Factors" in our 2016 10-K and under Item 1A "Risk Factors" in this Quarterly Report on Form 10-Q. Forward-looking statements speak only as of the date they are made and, except for our ongoing obligations under the U.S. federal securities laws, we undertake no obligation to publicly update any forward-looking statements whether as a result of new information, future events or otherwise.
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

PART I. FINANCIAL INFORMATION

Item 1. Condensed Consolidated Financial Statements
SCIENTIFIC GAMES CORPORATION AND SUBSIDIARIES
CONSOLIDATED STATEMENTS OF OPERATIONS AND COMPREHENSIVE INCOME (LOSS)
(Unaudited, in millions, except per share amounts)

	Three Months Ended		Nine Months Ended
	September 30,		September 30,
	2017	2016	2017	2016
Revenue:
Services	$386.7	$356.4	$1,135.0	$1,070.2
Product sales	240.6	225.9	694.4	638.3
Instant games	141.6	137.7	431.2	422.7
Total revenue	768.9	720.0	2,260.6	2,131.2
Operating expenses:
Cost of services (1)	105.5	98.0	307.7	294.3
Cost of product sales (1)	116.9	104.6	332.2	299.7
Cost of instant games (1)	68.4	71.7	209.8	212.8
Selling, general and administrative	158.8	152.8	445.4	440.0
Research and development	47.8	53.9	138.3	155.4
Depreciation, amortization and impairments	173.1	191.7	513.2	565.4
Restructuring and other	7.8	13.8	18.1	20.7
Operating income	90.6	33.5	295.9	142.9
Other (expense) income:
Interest expense	(148.9)	(165.4)	(459.5)	(496.4)
Earnings from equity investments	7.5	7.3	20.1	18.5
(Loss) gain on debt financing transactions	(8.4)	—	(38.1)	25.2
Other (expense) income, net	(4.3)	6.0	1.3	8.4
Total other expense, net	(154.1)	(152.1)	(476.2)	(444.3)
Net loss before income taxes	(63.5)	(118.6)	(180.3)	(301.4)
Income tax benefit (expense)	4.2	19.7	(18.9)	58.5
Net loss	$(59.3)	$(98.9)	$(199.2)	$(242.9)
Other comprehensive income (loss):
Foreign currency translation gain (loss)	73.4	1.9	139.1	(34.8)
Pension and post-retirement (loss) gain, net of tax	(1.3)	0.2	(2.0)	0.7
Derivative financial instruments unrealized gain, net of tax	0.7	3.1	3.5	6.7
Other comprehensive income (loss)	72.8	5.2	140.6	(27.4)
Comprehensive income (loss)	$13.5	$(93.7)	$(58.6)	$(270.3)

Basic and diluted net loss per share:
Basic	$(0.66)	$(1.13)	$(2.24)	$(2.79)
Diluted	$(0.66)	$(1.13)	$(2.24)	$(2.79)

Weighted average number of shares used in per share calculations:
Basic shares	89.6	87.5	88.9	87.1
Diluted shares	89.6	87.5	88.9	87.1
(1) Exclusive of D&A.
See accompanying notes to condensed consolidated financial statements.

SCIENTIFIC GAMES CORPORATION AND SUBSIDIARIES
CONSOLIDATED BALANCE SHEETS
(Unaudited, in millions, except par value)

	September 30, 2017	December 31, 2016
ASSETS
Current assets:
Cash and cash equivalents	$196.4	$115.1
Restricted cash	27.0	24.7
Accounts receivable, net	492.7	495.0
Notes receivable, net	118.3	125.4
Inventories	255.2	242.3
Prepaid expenses, deposits and other current assets	135.8	114.1
Total current assets	1,225.4	1,116.6
Non-current assets:
Restricted cash	16.3	17.1
Notes receivable, net	44.4	48.1
Property and equipment, net	567.2	612.2
Goodwill	2,961.3	2,888.4
Intangible assets, net	1,667.8	1,768.3
Software, net	356.7	409.1
Equity investments	168.4	179.9
Other assets	54.9	47.7
Total assets	$7,062.4	$7,087.4

LIABILITIES AND STOCKHOLDERS' DEFICIT
Current liabilities:
Current portion of long-term debt	$39.9	$49.3
Accounts payable	178.4	188.9
Accrued liabilities	452.3	454.2
Total current liabilities	670.6	692.4
Deferred income taxes	80.9	70.2
Other long-term liabilities	238.5	235.6
Long-term debt, excluding current portion	8,048.9	8,024.9
Total liabilities	9,038.9	9,023.1
Commitments and contingencies (see Note 14)
Stockholders' deficit:
Class A common stock, par value $0.01 per share: 199.3 shares authorized; 106.8 and 105.2 shares issued and 89.6 and 88.0 shares outstanding, respectively	1.1	1.0
Additional paid-in capital	808.5	790.8
Accumulated loss	(2,417.9)	(2,218.7)
Treasury stock, at cost, 17.2 shares	(175.2)	(175.2)
Accumulated other comprehensive loss	(193.0)	(333.6)
Total stockholders' deficit	(1,976.5)	(1,935.7)
Total liabilities and stockholders' deficit	$7,062.4	$7,087.4

See accompanying notes to condensed consolidated financial statements.

SCIENTIFIC GAMES CORPORATION AND SUBSIDIARIES
CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS
(Unaudited, in millions)

	Nine Months Ended
	September 30,
	2017	2016
Cash flows from operating activities:
Net loss	$(199.2)	$(242.9)
Adjustments to reconcile net loss to cash provided by operating activities	589.4	592.2
Changes in working capital accounts	(6.0)	96.3
Changes in deferred income taxes and other	4.8	(102.8)
Net cash provided by operating activities	389.0	342.8
Cash flows from investing activities:
Capital expenditures	(214.1)	(214.4)
Acquisitions of businesses, net of cash acquired	(57.7)	—
Proceeds from asset sales	7.5	3.1
Distributions of capital from equity investments	23.9	24.0
Other	2.5	3.0
Net cash used in investing activities	(237.9)	(184.3)
Cash flows from financing activities:
Borrowings under revolving credit facility	125.0	270.0
Repayments under revolving credit facility	(170.0)	(315.0)
Proceeds from issuance of senior notes and term loans	1,762.4	—
Repayment of senior notes and term loans	(1,693.4)	(39.9)
Payments of debt issuance and deferred financing costs	(52.3)	—
Payments on long-term debt	(13.1)	(37.6)
Payments on license obligations	(29.0)	(34.5)
Net redemptions of common stock under stock-based compensation plans and other	(2.7)	(4.7)
Net cash used in financing activities	(73.1)	(161.7)
Effect of exchange rate changes on cash, cash equivalents and restricted cash	4.8	(1.1)
Increase (decrease) in cash, cash equivalents and restricted cash	82.8	(4.3)
Cash, cash equivalents and restricted cash, beginning of period	156.9	166.8
Cash, cash equivalents and restricted cash, end of period	$239.7	$162.5

Supplemental cash flow information:
Cash paid for interest	$423.1	$433.5
Income taxes paid	27.8	9.8
Supplemental non-cash transactions:
Non-cash rollover and refinancing of Term loans (see Note 10)	6,030.4	—
Non-cash interest expense	17.4	30.3
Non-cash additions to intangible assets related to license agreements	28.1	91.3
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

On April 25, 2017, we completed the acquisition of all of the issued and outstanding membership interests of privately held lottery sales force and retail performance technology and consulting services company Lapis Software Associates, LLC (“Lapis”), which expands our suite of value-added retail lottery products. Lapis was integrated into our lottery business segment.

On July 7, 2017, we completed the acquisition of all of the issued and outstanding capital shares of privately held U.K.-based mobile and interactive casino content developer Red7Mobile Ltd. ("Red7"), which expands our existing portfolio of mobile and interactive game titles. Red7 was integrated into our interactive business segment.
We accounted for these acquisitions using the acquisition method of accounting whereby the total purchase price was allocated to tangible and intangible assets acquired and liabilities assumed based on respective estimated fair values. The following table summarizes an aggregate disclosure related to business acquisitions completed through September 30, 2017 and is based on the preliminary allocations of the purchase price expected to be finalized by the fourth quarter of 2017, pending completion of the valuation analyses for acquired intangible assets:

	Total Consideration	Cash paid, net of cash acquired	Contingent Consideration [1]	Allocation of purchase price to Intangible assets, net [2]	Weighted average useful life of acquired intangible assets	Excess purchase price allocated to Goodwill
Aggregate total	$66.0	$57.7	$7.5	$56.4	8.3	$14.6
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

The contingent consideration value is primarily based on reaching certain earnings-based metrics, with a maximum payout of up to $38.5 million. The goodwill recognized relates to the Spicerack acquisition, and the factors contributing to the recognition of goodwill are based on expected synergies resulting from this acquisition, including the expansion of the customer base. None of the resultant goodwill is expected to be deductible for income tax purposes.

The amount of revenue and earnings associated with the above acquisitions and since the acquisition date included in the consolidated financial statements were less than 1.0% for all of the periods presented, thus not significant to our consolidated financial statements.

Pending Acquisition of NYX Gaming Group Limited

As previously disclosed in Item 1.01 of our Current Report on Form 8-K filed with the SEC on September 21, 2017, during the third quarter of 2017, we entered into a definitive agreement (the “Arrangement Agreement”) to acquire all of the outstanding ordinary shares of NYX Gaming Group Limited, a Guernsey company ("NYX"), for CAD $2.40 per share, equivalent to an aggregate enterprise value of approximately CAD $775.0 million, or approximately $631.0 million, including the refinancing of the existing indebtedness of NYX (the "NYX Acquisition"). NYX, a leading digital gaming software supplier for interactive, social and mobile gaming worldwide, is headquartered in Las Vegas, Nevada and is listed on the Toronto Stock Exchange - Venture Exchange (“TSX-V”) under the ticker symbol “NYX.” The transaction, which was approved by each company’s board of directors, is expected to close in the first quarter of 2018, subject to the satisfaction of certain conditions, including NYX shareholder approval, approval by the Royal Court of Guernsey and receipt of gaming approvals in certain jurisdictions. The Arrangement Agreement contains customary deal protection provisions in favor of us, including a termination fee payable by NYX in certain circumstances. If the conditions to closing the NYX Acquisition have been satisfied and we are unable to close, we would be required to pay to NYX a termination fee of CAD$30 million. We expect to finance the NYX Acquisition with a combination of cash on hand, borrowings under our existing revolving credit facility and the October 2017 Financing Transaction (see Note 10). See “Uncertainties related to our proposed acquisition of NYX may negatively affect our financial condition and results of operations and could negatively impact our stock price” contained in “Risk Factors” in Item 1A of this Quarterly Report on Form 10-Q which discusses our ability to complete this transaction and other uncertainties related to this proposed acquisition.

Upon consummation of the NYX Acquisition, we anticipate reporting our operations in four business segments, representing our different products and services -- Gaming, Lottery, Social, and Digital Gaming & Sports.

Revenue

The following table summarizes our revenues by type within each of our business segments:

	Three Months Ended September 30,		Nine Months Ended September 30,
	2017	2016	2017	2016
Gaming
Gaming operations	$176.0	$182.4	$526.8	$552.8
Gaming machine sales	163.1	159.8	482.6	448.7
Gaming systems	62.0	57.6	190.6	176.8
Table products	53.5	48.4	151.8	133.5
Total	$454.6	$448.2	$1,351.8	$1,311.8

Lottery
Instant products	$142.7	$140.3	$435.7	$431.3
Lottery systems	60.2	46.3	158.6	146.9
Total	$202.9	$186.6	$594.3	$578.2

Interactive
Social Gaming - B2C	$95.1	$70.3	$266.4	$199.5
Other	16.3	14.9	48.1	41.7
Total	$111.4	$85.2	$314.5	$241.2

Deferred Revenue

The following table summarizes the deferred revenue activity for the reporting period:

	Nine Months Ended September 30,
	2017	2016
Deferred revenue balance, beginning of period	$67.4	$57.8
New deferrals	173.3	194.6
Amounts recognized in revenue	(178.4)	(192.8)
Deferred revenue balance, end of period	$62.3	$59.6

Computation of Basic and Diluted Net Loss Per Share

Basic and diluted net loss per share were the same for all periods presented as all common stock equivalents would be anti-dilutive. We excluded 2.6 million and 3.2 million of stock options from the diluted weighted-average common shares outstanding for the three and nine months ended September 30, 2017 and 2016, respectively. We excluded 4.2 million and 5.6 million of RSUs from the calculation of diluted weighted-average common shares outstanding for the three and nine months ended September 30, 2017 and 2016, respectively.

New Accounting Guidance - Recently Adopted

In March 2016, the FASB issued ASU No. 2016-09, Compensation - Stock Compensation (Topic 718): Improvements to Employee Share-Based Payment Accounting. The amended guidance is intended to simplify several aspects of accounting for share-based payment award transactions, including income tax consequences, accounting for forfeitures, classification of awards as either equity or liabilities and classification in the statement of cash flows. ASU 2016-09 has separate transition guidance for each element of the new standard. We adopted the guidance at the beginning of the first quarter of 2017. The adoption of this guidance did not result in a net cumulative-effect adjustment to accumulated loss, as the previously unrecognized excess tax benefit of $10.1 million was fully offset by an increase in the valuation allowance as of December 31, 2016. The excess tax benefit recognized in our provision for income taxes for the three and nine months ended September 30, 2017 was immaterial. In addition, we elected to continue to account for forfeitures by estimating the expected forfeitures over the course of a vesting period.

In November 2016, the FASB issued ASU No. 2016-18, Statement of Cash Flows (Topic 230): Restricted Cash. ASU 2016-18 requires that a statement of cash flows explain the change during the period in the total of cash, cash equivalents and amounts generally described as restricted cash or restricted cash equivalents. As a result, amounts generally described as restricted cash and restricted cash equivalents should be included with cash and cash equivalents when reconciling the beginning-of-period and end-of-period total amounts shown on the statement of cash flows. We adopted the guidance retrospectively at the beginning of first quarter 2017. The adoption of this guidance resulted in increases to the cash, cash equivalents and restricted cash beginning-of-period and end-of period line item totaling $38.1 million and $41.6 million, respectively, which now includes restricted cash, and a $3.5 million decrease in net cash used in investing activities for the nine months ended September 30, 2016.

In January 2017, the FASB issued ASU No. 2017-04, Intangibles - Goodwill and Other (Topic 350): Simplifying the Test for Goodwill Impairment. ASU 2017-04 simplifies the subsequent measurement of goodwill by eliminating Step 2 from the goodwill impairment test. Under the new amendments, an entity should perform its annual or interim goodwill impairment test by comparing the fair value of a reporting unit with its carrying amount. An entity should recognize an impairment charge for the amount by which the carrying amount exceeds the reporting unit's fair value. We adopted this guidance prospectively at the beginning of the first quarter of 2017, which will simplify our future goodwill impairment testing, if testing necessitates an impairment charge.

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

We continue to assess the anticipated impact of adopting this guidance in revenue recognition for our business segments. The following table summarizes the anticipated impact to the financial statements based on our assessment completed to date:

Business Segment	Revenue Type	Anticipated Impact
Gaming	Gaming operations Gaming machine sales Gaming systems Table products and other
• We anticipate the following impact on the net amount of revenue for WAP jackpot payments, which will no longer be treated as an expense but rather as a reduction to revenue: WAP jackpot expense of $5.5 million and $17.9 million for the three and nine months ended September 30, 2017, respectively, and $6.1 million and $22.9 million for the three and nine months ended September 30, 2016, respectively, would have been recognized as a reduction to revenue.

• We do not anticipate a material impact on timing or amount of revenue, other than the WAP impact disclosed above.

• We do not anticipate a material impact on timing or amount of revenue.

• We anticipate impact on timing of revenue recognition primarily related to certain hardware products and professional services, for which timing of revenue recognition might accelerate. While we do not anticipate this will result in a material impact on our consolidated financial statements, we are in the process of quantifying this change.

• We do not anticipate a material impact on timing or amount of revenue.

We do not anticipate a material impact on timing or amount of revenue on our U.K. gaming operations, which includes gaming operations, machine sales and to a lesser extent gaming system revenue streams.

Lottery	Instant products under POS Lottery - other
• We anticipate there may be a material impact on the timing and amount of revenue for our instant products revenues generated under POS arrangements.

Timing of recognition- currently, we recognize revenue under POS arrangements when such amounts become fixed or determinable, which is when retail sales occur. Under ASC 606, we have concluded that control transfers to the lottery authorities when the lotteries have taken delivery of shipments of instant products. This will accelerate revenue when compared to the current timing of recognition.

Adoption impact- upon adoption of ASC 606, the amount that we expect to receive from our lottery customers for inventory that remains unsold through retail sales will be recognized as an adjustment (both the revenue and cost of such instant products) to retained earnings. As of December 31, 2016, approximately $55 million of revenue related to instant products was not recognized because those tickets had not been sold by lottery retailers; accordingly, under ASC 606 this amount would be recognized directly to retained earnings as opposed to being recognized as future revenue upon the occurrence of retail sales. Because the ultimate effect of this adoption is highly dependent on shipment of instant products under POS arrangements in the fourth quarter, we can not quantify the adoption impact at December 31, 2017.

Future impact- because of the timing change described above, revenues and associated operating income may be materially impacted depending on timing of shipments of instant products. We also expect that future revenues under POS arrangements could be much more volatile than we have experienced under current accounting. However, because the timing of future shipments is not known, we can not estimate the impact on future revenues and associated operating income.

• We anticipate other immaterial impacts on timing and amount of revenue related to our other instant product and lottery systems arrangements which we anticipate would result in a shift in the timing of revenue recognition from 2017 to 2018 by less than $12 million in the aggregate.

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

In June 2016, the FASB issued ASU No. 2016-13, Financial Instruments - Credit Losses (Topic 326). The new guidance replaces the incurred loss impairment methodology in current GAAP with a methodology that reflects expected credit losses and requires consideration of a broader range of reasonable and supportable information to inform credit loss estimates. For trade and other receivables, loans and other financial instruments, we will be required to use a forward-looking expected loss model rather than the incurred loss model for recognizing credit losses which reflects losses that are probable. The new guidance will be effective for us beginning January 1, 2020, with early adoption permitted beginning January 1, 2018. Application of the amendments is through a cumulative-effect adjustment to retained earnings as of the effective date. We are currently evaluating the impact and timing of adopting this guidance, including potentially early adopting this guidance.

In January 2017, the FASB issued ASU No. 2017-01, Business Combinations (Topic 805): Clarifying the Definition of a Business. The new guidance clarifies the definition of a business in order to allow for the evaluation of whether transactions should be accounted for as acquisitions or disposals of assets or businesses. The new guidance is effective for fiscal years beginning after December 15, 2017, including interim periods within those fiscal years. We are currently evaluating the impact of adopting this guidance.

In August 2017, the FASB issued ASU No. 2017-12, Derivatives and Hedging (Topic 815): Targeted Improvements to Accounting for Hedging Activities.    The new guidance makes improvements to simplify the application of hedge accounting guidance while also creating more transparency for results presented on the face of the financial statements and footnotes. The new guidance is effective for fiscal years beginning after December 15, 2018, including interim periods within those fiscal years, with early adoption permitted. We are currently evaluating the impact of adopting this guidance.

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
In evaluating financial performance, we focus on operating income (loss) as a segment's measure of profit or loss. The accounting policies of our business segments are the same as those described within the Notes in our 2016 10-K. The following tables present our segment information:

	Three Months Ended September 30, 2017
	Gaming	Lottery	Interactive	Corporate(1)	Total
Total revenue	$454.6	$202.9	$111.4	$—	$768.9
Depreciation, amortization and impairments	129.8	10.0	7.9	25.4	173.1
Restructuring and other	0.3	(0.1)	0.5	7.1	7.8
Operating income (loss)	85.2	62.4	12.9	(69.9)	90.6
Interest expense					(148.9)
Earnings from equity investments					7.5
Loss on debt financing transactions					(8.4)
Other income (expense), net					(4.3)
Net loss before income taxes					(63.5)
(1) Includes corporate amounts not allocated to the business segments.

	Three Months Ended September 30, 2016
	Gaming	Lottery	Interactive	Corporate(1)	Total
Total revenue	$448.2	$186.6	$85.2	$—	$720.0
Depreciation, amortization and impairments	154.0	15.2	3.7	18.8	191.7
Restructuring and other	—	0.5	(0.4)	13.7	13.8
Operating income (loss)	51.5	43.2	9.6	(70.8)	33.5
Interest expense					(165.4)
Earnings from equity investments					7.3
Other income (expense), net					6.0
Net loss before income taxes					(118.6)
(1) Includes corporate amounts not allocated to the business segments.

	Nine Months Ended September 30, 2017
	Gaming	Lottery	Interactive	Corporate(1)	Total
Total revenue	$1,351.8	$594.3	$314.5	$—	$2,260.6
Depreciation, amortization and impairments	389.1	37.2	16.3	70.6	513.2
Restructuring and other	4.8	(0.9)	1.6	12.6	18.1
Operating income (loss)	248.6	188.8	48.9	(190.4)	295.9
Interest expense					(459.5)
Earnings from equity investments					20.1
Loss on debt financing transactions					(38.1)
Other income (expense), net					1.3
Net loss before income taxes					(180.3)
(1) Includes corporate amounts not allocated to the business segments.

	Nine Months Ended September 30, 2016
	Gaming	Lottery	Interactive	Corporate(1)	Total
Total revenue	$1,311.8	$578.2	$241.2	$—	$2,131.2
Depreciation, amortization and impairments	449.9	50.2	11.2	54.1	565.4
Restructuring and other	5.0	1.8	0.1	13.8	20.7
Operating income (loss)	141.6	149.1	34.8	(182.6)	142.9
Interest expense					(496.4)
Earnings from equity investments					18.5
Gain on debt financing transactions					25.2
Other income (expense), net					8.4
Net loss before income taxes					(301.4)
(1) Includes corporate amounts not allocated to the business segments.

(3) Restructuring and other
Restructuring and other includes charges or expenses attributable to: (i) employee severance; (ii) management restructuring and related costs; (iii) restructuring and integration; (iv) cost savings initiatives; and (v) acquisition costs and other unusual items. The following table summarizes pre-tax restructuring and other costs for the periods presented:

	Three Months Ended September 30,		Nine Months Ended September 30,
	2017	2016	2017	2016
Employee severance (1)	$1.7	$4.1	$4.4	$8.9
Acquisitions and related costs	4.0	1.5	8.2	1.5
Restructuring, integration and other	2.1	8.2	5.5	10.3
Total	$7.8	$13.8	$18.1	$20.7
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

Restructuring Accrual
Balance as of January 1, 2017	$16.4
Accrual additions	2.2
Cash payments and other	(18.6)
Balance as of September 30, 2017	$—

(4) Accounts and Notes Receivable and Credit Quality of Receivables
Accounts and Notes Receivable

The following summarizes the components of current and long-term accounts and notes receivable, net:

	September 30, 2017	December 31, 2016
Current:
Accounts receivable	$502.4	$508.1
Notes receivable	136.5	140.0
Allowance for doubtful accounts and notes	(27.9)	(27.7)
Current accounts and notes receivable, net	$611.0	$620.4
Long-term:
Notes receivable, net of allowance of $0.4 and $0.4	44.4	48.1
Total accounts and notes receivable, net	$655.4	$668.5
Credit Quality of Receivables
The interest rates on our outstanding notes receivable ranged from 3.0% to 10.4% at September 30, 2017 and 3.3% to 10.4% at December 31, 2016.
We have certain concentrations of outstanding accounts and notes receivable in international locations that impact our assessment of the credit quality of those receivables. We monitor the macroeconomic and political environment in each of these locations in our assessment of the credit quality of our receivables. We have not identified changes in the aforementioned factors during the nine months ended September 30, 2017 that require a reassessment of our receivable balances. The international locations with significant concentrations (generally deemed to be exceeding 10%) of our accounts and notes receivable are as follows:

•
Mexico - Our notes receivable, net, from certain customers in Mexico at September 30, 2017 was $27.4 million. We collected $28.7 million of outstanding receivables from these customers during the nine months ended September 30, 2017.

•
Peru - Our notes receivable, net, from certain customers in Peru at September 30, 2017 was $21.4 million. We collected $12.1 million of outstanding receivables from these customers during the nine months ended September 30, 2017.

•
Argentina - Our notes receivable, net, from customers in Argentina at September 30, 2017 was $21.6 million denominated in USD. Our customers are required to, and have continued to, pay us in pesos at the spot exchange rate on the date of payment. We collected $18.1 million of outstanding receivables from customers in Argentina during the nine months ended September 30, 2017.

In addition to the macroeconomic and political factors noted above, we also evaluated recent payments, receivables aging, any additional security or collateral we had (bills of exchange, pledge agreements, etc.) and other facts and circumstances relevant to our customers' ability to pay.
The following summarizes the components of total notes receivable, net:

	September 30, 2017	Balances over 90 days past due	December 31, 2016	Balances over 90 days past due
Notes receivable:
Domestic	$74.9	$9.3	$45.1	$1.1
International	106.4	29.8	143.0	38.7
Total notes receivable	181.3	39.1	188.1	39.8

Notes receivable allowance
Domestic	(3.4)	(3.4)	(1.0)	(0.9)
International	(15.2)	(15.2)	(14.0)	(14.0)
Total notes receivable allowance	(18.6)	(18.6)	(15.0)	(14.9)
Notes receivable, net	$162.7	$20.5	$173.1	$24.9

At September 30, 2017, 12.6% of our total notes receivable, net, was past due by over 90 days, compared to 14.4% at December 31, 2016.
We evaluate our exposure to credit loss on notes receivable on both a collective and individual basis. In addition, we evaluate such notes receivable on a geographic basis and take into account any other factors (such as general economic conditions, other macroeconomic considerations, etc.) that could impact our collectability of notes receivable individually or in the aggregate. Accordingly, notes receivable may be evaluated under multiple methodologies, and the resulting allowance is not determined based on one specific methodology taking all factors into consideration. The activity in our allowance for notes receivable for each of the nine month periods ended September 30, 2017 and 2016 is as follows:

	Nine Months Ended September 30,
	2017	2016
Beginning allowance for notes receivable	$15.0	$13.2
Provision	4.8	3.8
Charge-offs and recoveries	(1.2)	(2.2)
Ending allowance for notes receivable	$18.6	$14.8

The fair value of notes receivable is estimated by discounting expected future cash flows using current interest rates at which similar loans would be made to borrowers with similar credit ratings and remaining maturities. As of September 30, 2017 and December 31, 2016, the fair value of notes receivable, net, approximated the carrying value due to contractual terms of notes receivable generally being under 24 months.
(5) Inventories
Inventories consisted of the following as of the dates presented below:

	September 30, 2017	December 31, 2016
Parts and work-in-process	$123.8	$110.5
Finished goods	131.4	131.8
Total inventories	$255.2	$242.3
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

(6) Property and Equipment, net

Property and equipment, net consisted of the following:

	September 30, 2017	December 31, 2016
Land	$35.8	$36.5
Buildings and leasehold improvements	177.3	182.2
Gaming and lottery machinery and equipment	986.8	993.3
Furniture and fixtures	32.9	28.6
Construction in progress	20.6	21.2
Other property and equipment	240.0	239.3
Less: accumulated depreciation	(926.2)	(888.9)
Total property and equipment, net	$567.2	$612.2
Depreciation expense is excluded from Cost of services, Cost of product sales, Cost of instant games and Other operating expenses and is separately presented within D&A.

	Three Months Ended		Nine Months Ended
	September 30,		September 30,
	2017	2016	2017	2016
Depreciation expense	$69.0	$80.9	$205.9	$248.3

(7) Intangible Assets, net and Goodwill
Intangible Assets, net
The following tables present certain information regarding our intangible assets as of September 30, 2017 and December 31, 2016.

	September 30, 2017			December 31, 2016
	Gross Carrying Value	Accumulated Amortization	Net Balance	Gross Carrying Value	Accumulated Amortization	Net Balance
Amortizable intangible assets:
Customer relationships	$882.8	$(201.0)	$681.8	$875.8	$(163.9)	$711.9
Intellectual property	789.1	(304.0)	485.1	726.0	(218.2)	507.8
Licenses	417.0	(189.0)	228.0	413.2	(153.5)	259.7
Brand names	126.4	(43.1)	83.3	123.7	(32.1)	91.6
Trade names	98.8	(13.0)	85.8	97.4	(8.1)	89.3
Patents and other	23.5	(13.9)	9.6	28.0	(14.2)	13.8
	2,337.6	(764.0)	1,573.6	2,264.1	(590.0)	1,674.1
Non-amortizable intangible assets:
Trade names	96.3	(2.1)	94.2	96.3	(2.1)	94.2
Total intangible assets	$2,433.9	$(766.1)	$1,667.8	$2,360.4	$(592.1)	$1,768.3

The following reflects intangible amortization expense included within D&A:

	Three Months Ended		Nine Months Ended
	September 30,		September 30,
	2017	2016	2017	2016
Amortization expense	$62.3	$60.9	$193.1	$188.8
Goodwill
The table below reconciles the change in the carrying value of goodwill by business segment for the period from
December 31, 2016 to September 30, 2017.

Goodwill	Gaming	Lottery	Interactive	Totals
Balance as of December 31, 2016	$2,428.6	$350.0	$109.8	$2,888.4
Acquired goodwill	—	—	14.6	14.6
Foreign currency adjustments	51.3	7.0	—	58.3
Balance as of September 30, 2017	$2,479.9	$357.0	$124.4	$2,961.3

(8) Software, net
Software, net consisted of the following:

	September 30, 2017	December 31, 2016
Software	$989.2	$924.8
Accumulated amortization	(632.5)	(515.7)
Software, net	$356.7	$409.1
The following reflects amortization of software included within D&A:

	Three Months Ended		Nine Months Ended
	September 30,		September 30,
	2017	2016	2017	2016
Amortization expense	$41.8	$44.2	$114.2	$122.6

(9) Equity Investments
Equity investments totaled $168.4 million and $179.9 million as of September 30, 2017 and December 31, 2016, respectively. We received distributions and dividends totaling $44.1 million and $40.7 million during the nine months ended September 30, 2017 and 2016, respectively, primarily related to our LNS equity investment.

(10) Long-Term and Other Debt
Outstanding Debt and Capital Leases
The following reflects our outstanding debt:

	As of
	September 30, 2017				December 31, 2016
	Face value	Unamortized debt discount/premium and deferred financing costs, net	Book value		Book value
Senior Secured Credit Facilities:
Revolver, varying interest rate, due 2018	$—	$—	$—		$45.0
Revolver, varying interest rate, due 2020	—	—	—		—
Term Loan B-1	—	—	—		2,183.5
Term Loan B-2	—	—	—		1,905.8
Term Loan B-3	—	—	—		—
Term Loan B-4	3,282.8	(83.8)	3,199.0	Term Loan B-4	—
Senior Notes:
Secured Notes	2,100.0	32.4	2,132.4		936.3
Unsecured Notes	2,200.0	(31.4)	2,168.6		2,164.0
Subordinated Notes:
2018 Notes	—	—	—		248.7
2020 Notes	243.5	(1.8)	241.7		241.2
2021 Notes	340.6	(5.0)	335.6		334.5
Capital lease obligations, 3.9% interest as of September 30, 2017 payable monthly through 2019	11.5	—	11.5		15.2
Total long-term debt outstanding	$8,178.4	$(89.6)	$8,088.8		$8,074.2
Less: current portion of long-term debt			(39.9)		(49.3)
Long-term debt, excluding current portion			$8,048.9		$8,024.9
Fair value of debt(1)	$8,589.5				$8,221.8
(1) Fair value of our fixed rate and variable interest rate debt is classified within level 2 in the fair value hierarchy and has been calculated based on the quoted market prices of our securities.

We were in compliance with the financial covenants under our debt agreements as of September 30, 2017.
October 2017 Financing Transaction

On October 17, 2017, we successfully completed the offering of our 5.000% Senior Secured Notes due 2025 (the "2025 Secured Notes") in the aggregate principal amount of $350.0 million (the "October 2017 Financing"). We intend to use the net proceeds of this offering, together with cash on hand and borrowings under the revolving credit facility under our credit agreement, to finance the NYX Acquisition, including the refinancing of certain indebtedness of NYX, and to pay related fees and expenses. If the NYX Acquisition is not consummated for any reason or other corporate needs arise, we may use the net proceeds from this offering for general corporate purposes, which may include the prepayment of term loan borrowings under our credit agreement.

Subsequent to the October 2017 Financing, the aggregate principal amount of Secured Notes and 2025 Secured Notes outstanding was $2,450.0 million.

August 2017 Refinancing Transaction

On August 14, 2017, we entered into an amendment to our credit agreement which provided for a $3,282.8 million senior secured term B-4 loan facility and extended the maturity from October 2021 to August 2024 as compared to the previous term B-3 loan facility. The net proceeds of the term B-4 loan facility were used to (a) prepay the balance on the term B-3 loans and (b) pay related fees and expenses (the “August 2017 Refinancing”).

In connection with the August 2017 Refinancing, we incurred $7.9 million in financing costs.

The new term B-4 loans that were entered into as part of the August 2017 Refinancing mature on August 14, 2024 and amortize in equal quarterly installments in an amount equal to 1.00% per annum of the stated principal amount thereof, with the remaining balance due at final maturity. The applicable margin for the new term B-4 loans is 3.25% per annum for eurocurrency (LIBOR) loans and 2.25% per annum for base rate loans, compared to 4.00% per annum for eurocurrency (LIBOR) loans and 3.00% per annum for base rate loans under the previous term B-3 loan facility.

February 2017 Refinancing Transactions

On February 14, 2017, we entered into an amendment to our credit agreement which provided for a $3,291.0 million senior secured term B-3 loan facility and reduced the commitments on the revolving credit facility to $556.2 million through October 2018, with a step-down in availability at that time to $381.7 million until the extended maturity in October 2020. We also successfully completed an additional offering of our Secured Notes in the aggregate principal amount of $1.15 billion (the "additional Secured Notes"). The net proceeds of the term B-3 loan facility and the additional Secured Notes were used to (a) prepay the balances on the term B-1 and term B-2 loans and the existing revolving credit facility, (b) redeem all $250.0 million aggregate principal amount of our outstanding 2018 Notes at a redemption price equal to 100% of the principal amount of the 2018 Notes, plus accrued and unpaid interest to but not including the redemption date (which redemption was completed on March 17, 2017) and (c) pay related fees and expenses (the "February 2017 Refinancing").

In connection with the February 2017 Refinancing, we recorded $27.9 million in financing costs presented primarily as a reduction to long-term debt.

Term Loan B-3

The new term B-3 loans that were entered into as part of the February 2017 Refinancing were prepaid in full in connection with the August 2017 Refinancing.

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

(Loss) Gain on Debt Financing Transactions

The following are components of the (loss) gain on debt financing transactions resulting from debt extinguishment and modification accounting for the three and nine months ended September 30, 2017 and 2016:

	Three Months Ended September 30,		Nine Months Ended September 30,
	2017	2016	2017	2016
Repurchase and cancellation of principal balance at discount	$—	$—	$—	$26.0
Unamortized debt discount and deferred financing costs	(0.6)	—	(26.4)	(0.8)
Third party debt issuance fees	(7.8)	—	(11.7)	—
Total (loss) gain on debt financing transactions	$(8.4)	$—	$(38.1)	$25.2

(11) Fair Value Measurements
The fair value of our financial assets and liabilities is determined by reference to market data and other valuation techniques as appropriate. We believe the fair value of our financial instruments, which are principally cash and cash equivalents, restricted cash, accounts receivable, other current assets, accounts payable and accrued liabilities, approximates their recorded values. Our assets and liabilities measured at fair value on a recurring basis are described below.
Interest rate swap contracts
We record derivative financial instruments on the balance sheet at their respective fair values. We currently use swap contracts as described below to mitigate gains or losses associated with the change in expected cash flows due to fluctuations in interest rates on our variable rate debt.
We hedge a portion of our interest expense associated with our variable rate debt to effectively fix the interest rates that we pay. We have interest rate swap contracts designated as cash flow hedges under ASC 815. Under these hedges, we pay interest at a weighted-average fixed rate of 2.151% and receive interest at the greater of 1% or the prevailing three-month LIBOR rate. The total notional amount of interest rate swaps outstanding was $700.0 million as of both September 30, 2017 and December 31, 2016.
These hedges are highly effective in offsetting changes in our future expected cash flows due to the fluctuation in the three-month LIBOR rate associated with our variable rate debt. The effectiveness of these hedges is measured quarterly on a retrospective basis. As a result of the effective matching of the critical terms on our variable rate interest expense being hedged to the hedging instruments being used, we have not measured any hedge ineffectiveness through the date of our February 2017 Refinancing as described in Note 10. Subsequent to the February 2017 Refinancing, we have measured ineffectiveness totaling $0.5 million as a result of the terms of our swaps no longer matching critical terms with the hedged forecasted interest payments; however, those hedges remain highly effective as measured by our regression analysis. We expect our interest rate swaps to continue to remain highly effective. All gains and losses from these hedges are recorded in Other comprehensive income (loss) until the future underlying payment transactions occur. Any realized gains or losses resulting from the hedges are recognized (together with the hedged transaction) as interest expense. We estimate the fair value of our interest rate swap contracts by discounting the future cash flows of both the fixed rate and variable rate interest payments based on market yield curves. The inputs used to measure the fair value of our interest rate swap contracts are categorized as Level 2 in the fair value hierarchy.
The following table shows the gains on our interest rate swap contracts:

	Three Months Ended		Nine Months Ended
	September 30,		September 30,
	2017	2016	2017	2016
Gains recorded in accumulated other comprehensive loss, net of tax	$0.8	$2.7	$3.6	$6.3
Reclassifications of losses out of accumulated other comprehensive loss	1.7	2.0	5.8	6.1
Ineffectiveness recorded in interest expense	(0.2)	—	0.5	—
We expect to reclassify additional losses of $1.7 million from accumulated other comprehensive loss to interest expense in the next twelve months. The following table shows the fair value of our hedges:

	September 30, 2017	December 31, 2016
Accrued liabilities	$1.7	$6.7
Other long-term liabilities	—	0.2
Total fair value	$1.7	$6.9
(12) Stockholders' Deficit and Employee Benefit Plans
Stock Based Compensation
We have stock-based compensation programs under which we use stock options and RSUs. In 2016, our stockholders approved the adoption of a new ESPP. The first offering period under the new ESPP commenced on January 1, 2017. The following reflects total stock-based compensation expense recognized under all programs:

	Three Months Ended		Nine Months Ended
	September 30,		September 30,
	2017	2016	2017	2016
Related to vesting of stock options	$1.1	$2.9	$2.6	$4.2
Related to vesting of RSUs	6.4	8.1	17.9	19.3
Total	$7.5	$11.0	$20.5	$23.5
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

Series C Junior Participating Preferred Stock and Rights Agreement
On June 19, 2017, the Board of Directors of SGC approved, and SGC entered into, a Rights Agreement between SGC and American Stock Transfer & Trust Company, LLC. Concurrently, the Board of Directors of SGC adopted a resolution reserving for issuance a series of 20,000 shares of preferred stock. Designated as SGC's Series C Junior Participating Preferred Stock ("Junior Preferred Stock"), par value $1.00 per share, upon the exercise of rights under the Rights Agreement. The Rights Agreement provides for a dividend of one preferred share purchase right (“Right”) for each share of Class A Common Stock, par value $0.01 per share, of SGC outstanding as of June 29, 2017. Each Right entitles the holder to purchase from SGC one ten-thousandth of a share of Junior Preferred Stock for a purchase price of $109.00, subject to adjustment as provided in the Rights Agreement. As of September 30, 2017, none of these shares were outstanding and no Rights were exercised.

(13) Income Taxes
As of each reporting date, management considers new evidence, both positive and negative, that could affect its view of the future realization of deferred tax assets. Based upon the evaluation of all available evidence, and considering the projected U.S. pre-tax losses for 2017, a valuation allowance has been recorded for the U.S. operations in 2017. The valuation allowance to be recorded during 2017 related to the U.S. federal tax jurisdiction is incremental to the valuation allowance recorded as of December 31, 2016. We maintained other valuation allowances for certain non-U.S. jurisdictions with cumulative losses.

The effective income tax rates for the three and nine months ended September 30, 2017 were 6.6% and (10.5)%, respectively, and 16.6% and 19.4% for the three and nine months ended September 30, 2016, respectively, and were determined using an estimated annual effective tax rate after considering any discrete items for such periods. Due to a valuation allowance against our U.S. deferred tax assets, the effective tax rate for the three and nine months ended September 30, 2017 does not include the benefit of the current year U.S. tax loss. In the three and nine months ended September 30, 2016, we recorded an overall tax benefit as the valuation allowance recorded during the period was only applicable to a portion of the U.S. pre-tax losses. The change in the effective tax rates relates primarily to an increase in the valuation allowance recorded against net deferred tax assets in the U.S. federal tax jurisdiction and the overall mix of income in our foreign jurisdictions.
(14) Litigation
We are involved in various routine and other specific legal proceedings, including the following which are described in Note 22 within our 2016 10-K: Colombia litigation, SNAI litigation, Oregon State Lottery matter and Shuffle Tech matter. There have been no material changes to these matters since the 2016 10-K was filed with the SEC, except as described below.
We record an accrual for legal contingencies when it is both probable that a liability has been incurred and the amount or range of the loss can be reasonably estimated (although, as discussed below, there may be an exposure to loss in excess of the accrued liability). We evaluate our accruals for legal contingencies at least quarterly and, as appropriate, establish new accruals or adjust existing accruals to reflect (1) the facts and circumstances known to us at the time, including information regarding negotiations, settlements, rulings and other relevant events and developments, (2) the advice and analyses of counsel and (3) the assumptions and judgment of management. Legal costs associated with our legal proceedings are expensed as incurred. We had accrued liabilities of $5.1 million and $7.7 million for all of our legal matters that were contingencies as of September 30, 2017 and December 31, 2016, respectively.
Substantially all of our legal contingencies are subject to significant uncertainties and, therefore, determining the likelihood of a loss and/or the measurement of any loss involves a series of complex judgments about future events. Consequently, the ultimate outcomes of our legal contingencies could result in losses in excess of amounts we have accrued. We may be unable to estimate a range of possible losses for some matters pending against us or our subsidiaries, even when the amount of damages claimed against us or our subsidiaries is stated because, among other things: (1) the claimed amount may be exaggerated or unsupported; (2) the claim may be based on a novel legal theory or involve a large number of parties; (3) there may be uncertainty as to the likelihood of a class being certified or the ultimate size of the class; (4) there may be uncertainty as to the outcome of pending appeals or motions; (5) the matter may not have progressed sufficiently through discovery or there may be significant factual or legal issues to be resolved or developed; and/or (6) there may be uncertainty as to the enforceability of legal judgments and outcomes in certain jurisdictions. Other matters have progressed sufficiently that we are able to estimate a range of possible loss. For those legal contingencies disclosed below and in Note 22 in our 2016 10-K, as well as those related to the previously disclosed settlement agreement entered into in February 2015 with SNAI S.p.a., as to which a loss is reasonably possible, whether in excess of a related accrued liability or where there is no accrued liability, and for which we are able to estimate a range of possible loss, the current estimated range is up to approximately $14.3 million in excess of the accrued liabilities (if any) related to those legal contingencies. This aggregate range represents management’s estimate of additional possible loss in excess of the accrued liabilities (if any) with respect to these matters based on currently available information, including any damages claimed by the plaintiffs, and is subject to significant judgment and a variety of assumptions and inherent uncertainties. For example, at the time of making an estimate, management may have only preliminary, incomplete, or inaccurate information about the facts underlying a claim; its assumptions about the future rulings of the court or other tribunal on significant issues, or the behavior and incentives of adverse parties, regulators, indemnitors or co‑defendants, may prove to be wrong; and the outcomes it is attempting to predict are often not amenable to the use of statistical or other quantitative analytical tools. In addition, from time to time an outcome may occur that management had not accounted for in its estimate because it had considered that outcome to be remote. Furthermore, as noted above, the aggregate range does not include any matters for which we are not able to estimate a range of possible loss. Accordingly, the estimated aggregate range of possible loss does not represent our maximum loss exposure. Any such losses could have a material adverse impact on our results of operations, cash flows or financial condition. The legal proceedings underlying the estimated range will change from time to time, and actual results may vary significantly from the current estimate.
Oregon State Lottery update

On June 14, 2017, the Oregon Court of Appeals affirmed the trial court’s dismissal of the plaintiff's claims with prejudice. As noted in the 2016 10-K, the trial court indicated that all claims against WMS Gaming Inc. were moot as a result of its dismissal. In August 2017, the plaintiff filed to petition the Oregon Supreme Court to review the decision of the Oregon Court of Appeals, and that petition is pending.

Shuffle Tech update

On March 24, 2017, SGC, Bally Technologies, Inc. and Bally Gaming, Inc. filed a motion for summary judgment in their favor on all claims asserted by the plaintiffs in the lawsuit. The district court denied the motion for summary judgment on September 1, 2017. Trial is currently scheduled for May 2018. We intend to continue to vigorously defend against the claims asserted in the lawsuit.
For additional information regarding our pending litigation matters, see Note 22 in our 2016 10-K.
(15) Financial Information for Guarantor Subsidiaries and Non-Guarantor Subsidiaries
We conduct substantially all of our business through our U.S. and foreign subsidiaries. As of September 30, 2017, SGI's obligations under the 2020 Notes, the 2021 Notes, the Secured Notes and the Unsecured Notes were fully and unconditionally and jointly and severally guaranteed by SGC and the Guarantor Subsidiaries other than SGI. We redeemed all of the outstanding 2018 Notes on March 17, 2017, which were previously issued by SGC and fully and unconditionally and jointly and severally guaranteed by the Guarantor Subsidiaries. The guarantees of our 2020 Notes, 2021 Notes, Secured Notes and Unsecured Notes will terminate under the following customary circumstances: (1) the sale or disposition of the capital stock of the guarantor (including by consolidation or merger of the guarantor into another person); (2) the liquidation or dissolution of the guarantor; (3) the defeasance or satisfaction and discharge of the notes; (4) the release of the guarantor from any guarantees of indebtedness of SGC and SGI; and (5) the proper designation of the guarantor as an unrestricted subsidiary pursuant to the indenture governing the respective Notes. The guarantees of our 2018 Notes were released in connection with the redemption of the 2018 Notes.
Presented below is condensed consolidating financial information for (1) SGC, (2) SGI, (3) the Guarantor Subsidiaries and (4) the Non-Guarantor Subsidiaries as of September 30, 2017 and December 31, 2016 and for the three and nine months ended September 30, 2017 and 2016. The condensed consolidating financial information has been presented to show the nature of assets held, results of operations and cash flows of SGC, SGI, the Guarantor Subsidiaries and the Non-Guarantor Subsidiaries assuming the current guarantee structures of the 2018 Notes, the 2020 Notes, the 2021 Notes, the Secured Notes and the Unsecured Notes were in effect at the beginning of the periods presented.
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

SCIENTIFIC GAMES CORPORATION AND SUBSIDIARIES
SUPPLEMENTAL CONDENSED CONSOLIDATING BALANCE SHEET
As of September 30, 2017

	SGC (Parent and Issuer1)	SGI (Issuer2)	Guarantor Subsidiaries	Non-Guarantor Subsidiaries	Eliminating Entries	Consolidated
Assets
Cash and cash equivalents	$137.3	$3.9	$—	$60.6	$(5.4)	$196.4
Restricted cash	—	—	26.9	0.1	—	27.0
Accounts receivable, net	0.1	57.8	202.8	232.0	—	492.7
Notes receivable, net	—	—	96.1	22.2	—	118.3
Inventories	—	40.2	93.1	145.5	(23.6)	255.2
Prepaid expenses, deposits and other current assets	9.7	25.3	44.5	56.3	—	135.8
Property and equipment, net	25.1	84.9	311.0	170.0	(23.8)	567.2
Investment in subsidiaries	3,200.0	981.4	954.7	—	(5,136.1)	—
Goodwill	—	188.3	1,932.4	840.6	—	2,961.3
Intangible assets, net	172.4	35.1	1,240.1	220.2	—	1,667.8
Intercompany balances	—	5,405.8	—	340.0	(5,745.8)	—
Software, net	70.7	21.7	216.3	48.0	—	356.7
Other assets(3)	234.3	336.1	55.1	159.8	(501.3)	284.0
Total assets	$3,849.6	$7,180.5	$5,173.0	$2,295.3	$(11,436.0)	$7,062.4
Liabilities and stockholders' (deficit) equity
Current portion of long-term debt	$—	$32.8	$—	$7.1	$—	$39.9
Other current liabilities	101.6	178.3	198.6	160.2	(8.0)	630.7
Long-term debt, excluding current portion	—	8,044.5	—	4.4	—	8,048.9
Other long-term liabilities	167.8	9.9	549.4	90.9	(498.6)	319.4
Intercompany balances	5,556.7	—	189.1	—	(5,745.8)	—
Stockholders' (deficit) equity	(1,976.5)	(1,085.0)	4,235.9	2,032.7	(5,183.6)	(1,976.5)
Total liabilities and stockholders' (deficit) equity	$3,849.6	$7,180.5	$5,173.0	$2,295.3	$(11,436.0)	$7,062.4

1 - Issuer of obligations under the 2018 Notes, which were redeemed on March 17, 2017.
2 - Issuer of obligations under the 2020 Notes, the 2021 Notes, the Secured Notes and the Unsecured Notes.
3 - Includes $15.6 million and $0.7 million in non-current restricted cash for Guarantor Subsidiaries and Non-Guarantor Subsidiaries, respectively.

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

SCIENTIFIC GAMES CORPORATION AND SUBSIDIARIES
SUPPLEMENTAL CONDENSED CONSOLIDATING STATEMENT OF
OPERATIONS AND COMPREHENSIVE INCOME (LOSS)
Three Months Ended September 30, 2017

	SGC (Parent and Issuer1)	SGI (Issuer2)	Guarantor Subsidiaries	Non-Guarantor Subsidiaries	Eliminating Entries	Consolidated
Revenue	$—	$129.3	$400.0	$311.6	$(72.0)	$768.9
Cost of services, cost of product sales and cost of instant games (3)	—	88.1	120.7	152.7	(70.7)	290.8
Selling, general and administrative	30.8	11.1	60.9	70.1	(14.1)	158.8
Research and development	0.5	2.6	26.0	18.7	—	47.8
Depreciation, amortization and impairments	22.3	8.8	111.6	33.5	(3.1)	173.1
Restructuring and other	7.0	(0.1)	0.1	0.8	—	7.8
Operating (loss) income	(60.6)	18.8	80.7	35.8	15.9	90.6
Interest expense	(0.1)	(148.5)	—	(0.3)	—	(148.9)
Loss on debt financing transactions	—	(8.4)	—	—	—	(8.4)
Other (expense) income, net	(21.2)	59.4	(14.5)	(20.5)	—	3.2
Net (loss) income before equity in income of subsidiaries and income taxes	(81.9)	(78.7)	66.2	15.0	15.9	(63.5)
Equity in income of subsidiaries	26.1	22.5	15.5	—	(64.1)	—
Income tax benefit (expense)	(3.5)	29.4	(31.0)	9.3	—	4.2
Net (loss) income	$(59.3)	$(26.8)	$50.7	$24.3	$(48.2)	$(59.3)

Other comprehensive income	72.8	4.6	53.2	67.0	(124.8)	72.8
Comprehensive income (loss)	$13.5	$(22.2)	$103.9	$91.3	$(173.0)	$13.5

1 - Issuer of obligations under the 2018 Notes, which were redeemed on March 17, 2017.
2 - Issuer of obligations under the 2020 Notes, the 2021 Notes, the Secured Notes and the Unsecured Notes.
3 - Exclusive of D&A.

SCIENTIFIC GAMES CORPORATION AND SUBSIDIARIES
SUPPLEMENTAL CONDENSED CONSOLIDATING STATEMENT OF
OPERATIONS AND COMPREHENSIVE INCOME (LOSS)
Three Months Ended September 30, 2016

	SGC (Parent and Issuer1)	SGI (Issuer2)	Guarantor Subsidiaries	Non-Guarantor Subsidiaries	Eliminating Entries	Consolidated
Revenue	$—	$114.2	$330.8	$358.4	$(83.4)	$720.0
Cost of services, cost of product sales and cost of instant games (3)	—	81.8	86.1	189.8	(83.4)	274.3
Selling, general and administrative	30.9	14.8	43.1	64.0	—	152.8
Research and development	2.1	1.6	38.3	11.9	—	53.9
Depreciation, amortization and impairments	13.8	8.7	140.6	28.6	—	191.7
Restructuring and other	14.3	0.2	(0.7)	—	—	13.8
Operating (loss) income	(61.1)	7.1	23.4	64.1	—	33.5
Interest expense	(5.3)	(159.5)	—	(0.6)	—	(165.4)
Other (expense) income, net	(13.9)	54.7	(26.7)	(0.8)	—	13.3
Net (loss) income before equity in income of subsidiaries and income taxes	(80.3)	(97.7)	(3.3)	62.7	—	(118.6)
Equity in income of subsidiaries	18.1	7.5	37.9	—	(63.5)	—
Income tax (expense) benefit	(36.7)	99.2	(16.9)	(25.9)	—	19.7
Net (loss) income	$(98.9)	$9.0	$17.7	$36.8	$(63.5)	$(98.9)

Other comprehensive (loss) income	5.2	2.1	(48.0)	19.0	26.9	5.2
Comprehensive (loss) income	$(93.7)	$11.1	$(30.3)	$55.8	$(36.6)	$(93.7)

1 - Issuer of obligations under the 2018 Notes, which were redeemed on March 17, 2017.
2 - Issuer of obligations under the 2020 Notes, the 2021 Notes, the Secured Notes and the Unsecured Notes.
3 - Exclusive of D&A.

SCIENTIFIC GAMES CORPORATION AND SUBSIDIARIES
SUPPLEMENTAL CONDENSED CONSOLIDATING STATEMENT OF
OPERATIONS AND COMPREHENSIVE INCOME (LOSS)
Nine Months Ended September 30, 2017

	SGC (Parent and Issuer1)	SGI (Issuer2)	Guarantor Subsidiaries	Non-Guarantor Subsidiaries	Eliminating Entries	Consolidated
Revenue	$—	$375.6	$1,220.3	$861.0	$(196.3)	$2,260.6
Cost of services, cost of product sales and cost of instant games (3)	—	257.8	373.4	410.1	(191.6)	849.7
Selling, general and administrative	89.7	29.1	178.6	184.6	(36.6)	445.4
Research and development	1.7	6.4	77.1	53.1	—	138.3
Depreciation, amortization and impairments	59.5	24.3	346.3	90.9	(7.8)	513.2
Restructuring and other	12.3	0.4	3.2	2.2	—	18.1
Operating (loss) income	(163.2)	57.6	241.7	120.1	39.7	295.9
Interest expense	(4.4)	(454.2)	—	(0.9)	—	(459.5)
Loss on debt financing transactions	(1.1)	(37.0)	—	—	—	(38.1)
Other (expense) income, net	(60.1)	161.8	(71.0)	(9.3)	—	21.4
Net (loss) income before equity in income of subsidiaries and income taxes	(228.8)	(271.8)	170.7	109.9	39.7	(180.3)
Equity in income of subsidiaries	49.6	54.4	37.0	—	(141.0)	—
Income tax (expense) benefit	(20.0)	101.7	(79.0)	(21.6)	—	(18.9)
Net (loss) income	$(199.2)	$(115.7)	$128.7	$88.3	$(101.3)	$(199.2)

Other comprehensive income	140.6	8.9	119.4	126.7	(255.0)	140.6
Comprehensive (loss) income	$(58.6)	$(106.8)	$248.1	$215.0	$(356.3)	$(58.6)

1 - Issuer of obligations under the 2018 Notes, which were redeemed on March 17, 2017.
2 - Issuer of obligations under the 2020 Notes, the 2021 Notes, the Secured Notes and the Unsecured Notes.
3 - Exclusive of D&A.

SCIENTIFIC GAMES CORPORATION AND SUBSIDIARIES
SUPPLEMENTAL CONDENSED CONSOLIDATING STATEMENT OF
OPERATIONS AND COMPREHENSIVE INCOME (LOSS)
Nine Months Ended September 30, 2016

	SGC (Parent and Issuer1)	SGI (Issuer2)	Guarantor Subsidiaries	Non-Guarantor Subsidiaries	Eliminating Entries	Consolidated
Revenue	$—	$355.8	$1,047.0	$942.2	$(213.8)	$2,131.2
Cost of instant games, cost of services and cost of product sales (3)	—	250.8	275.2	494.6	(213.8)	806.8
Selling, general and administrative	91.9	37.6	132.8	177.7	—	440.0
Research and development	4.8	6.3	109.1	35.2	—	155.4
Depreciation, amortization and impairments	39.5	29.9	407.3	88.7	—	565.4
Restructuring and other	14.3	0.4	3.3	2.7	—	20.7
Operating (loss) income	(150.5)	30.8	119.3	143.3	—	142.9
Interest expense	(15.8)	(480.0)	—	(0.6)	—	(496.4)
Gain on debt financing transactions	—	25.2	—	—	—	25.2
Other (expense) income, net	(64.2)	157.5	(73.9)	7.5	—	26.9
Net (loss) income before equity in (loss) income of subsidiaries and income taxes	(230.5)	(266.5)	45.4	150.2	—	(301.4)
Equity in (loss) income of subsidiaries	(22.7)	37.8	85.3	—	(100.4)	—
Income tax benefit (expense)	10.3	99.2	(16.8)	(34.2)	—	58.5
Net (loss) income	$(242.9)	$(129.5)	$113.9	$116.0	$(100.4)	$(242.9)

Other comprehensive (loss) income	(27.4)	5.0	(54.2)	(11.8)	61.0	(27.4)
Comprehensive (loss) income	$(270.3)	$(124.5)	$59.7	$104.2	$(39.4)	$(270.3)

1 - Issuer of obligations under the 2018 Notes, which were redeemed on March 17, 2017.
2 - Issuer of obligations under the 2020 Notes, the 2021 Notes, the Secured Notes and the Unsecured Notes.
3 - Exclusive of D&A.

SCIENTIFIC GAMES CORPORATION AND SUBSIDIARIES
SUPPLEMENTAL CONDENSED CONSOLIDATING STATEMENT OF CASH FLOWS
Nine Months Ended September 30, 2017

	SGC (Parent and Issuer1)	SGI (Issuer2)	Guarantor Subsidiaries	Non-Guarantor Subsidiaries	Eliminating Entries	Consolidated
Net cash (used in) provided by operating activities	$(162.6)	$(169.9)	$471.5	$254.3	$(4.3)	$389.0
Cash flows from investing activities:
Capital expenditures	(42.0)	(13.6)	(96.4)	(62.1)	—	(214.1)
Acquisitions of businesses, net of cash acquired	—	—	(26.3)	(31.4)	—	(57.7)
Distributions of capital from equity investments	—	—	—	23.9	—	23.9
Changes in other assets and liabilities and other	—	—	7.5	2.5	—	10.0
Other, principally change in intercompany investing activities	—	(27.7)	—	(208.4)	236.1	—
Net cash used in investing activities	(42.0)	(41.3)	(115.2)	(275.5)	236.1	(237.9)
Cash flows from financing activities:
Net payments of long-term debt including proceeds and repurchases of senior notes and term loans	(250.0)	265.7	—	(4.8)	—	10.9
Payments of debt issuance and deferred financing costs	—	(52.3)	—	—	—	(52.3)
Payments on license obligations	(24.3)	—	(4.7)	—	—	(29.0)
Net redemptions of common stock under stock-based compensation plans and other	(2.7)	—	—	—	—	(2.7)
Other, principally change in intercompany financing activities	586.2	—	(350.1)	—	(236.1)	—
Net cash provided by (used in) financing activities	309.2	213.4	(354.8)	(4.8)	(236.1)	(73.1)
Effect of exchange rate changes on cash, cash equivalents and restricted cash	—	—	—	4.8	—	4.8
Increase (decrease) in cash, cash equivalents and restricted cash	104.6	2.2	1.5	(21.2)	(4.3)	82.8
Cash, cash equivalents and restricted cash, beginning of period	32.7	1.7	41.0	82.6	(1.1)	156.9
Cash, cash equivalents and restricted cash end of period	$137.3	$3.9	$42.5	$61.4	$(5.4)	$239.7

1 - Issuer of obligations under the 2018 Notes, which were redeemed on March 17, 2017.
2 - Issuer of obligations under the 2020 Notes, the 2021 Notes, the Secured Notes and the Unsecured Notes.

SCIENTIFIC GAMES CORPORATION AND SUBSIDIARIES
SUPPLEMENTAL CONDENSED CONSOLIDATING STATEMENT OF CASH FLOWS
Nine Months Ended September 30, 2016

	SGC (Parent and Issuer1)	SGI (Issuer2)	Guarantor Subsidiaries	Non-Guarantor Subsidiaries	Eliminating Entries	Consolidated
Net cash (used in) provided by operating activities	$(213.3)	$(157.0)	$494.3	$225.9	$(7.1)	$342.8
Cash flows from investing activities:
Capital expenditures	(36.6)	(22.1)	(110.4)	(45.3)	—	(214.4)
Distributions of capital from equity investments	—	—	—	24.0	—	24.0
Changes in other assets and liabilities and other	—	—	6.1	—	—	6.1
Other, principally change in intercompany investing activities	—	296.8	—	(198.8)	(98.0)	—
Net cash (used in) provided by investing activities	(36.6)	274.7	(104.3)	(220.1)	(98.0)	(184.3)
Cash flows from financing activities:
Net payments on long-term debt	—	(117.2)	—	(5.3)	—	(122.5)
Payments on license obligations	(24.2)	—	(10.3)	—	—	(34.5)
Net redemptions of common stock under stock-based compensation plans and other	(4.7)	—	—	—	—	(4.7)
Other, principally change in intercompany financing activities	278.3	—	(376.3)	—	98.0	—
Net cash provided by (used in) financing activities	249.4	(117.2)	(386.6)	(5.3)	98.0	(161.7)
Effect of exchange rate changes on cash, cash equivalents and restricted cash	—	—	(0.4)	(0.7)	—	(1.1)
(Decrease) increase in cash, cash equivalents and restricted cash	(0.5)	0.5	3.0	(0.2)	(7.1)	(4.3)
Cash, cash equivalents and restricted cash, beginning of period	43.2	—	37.7	85.9	—	166.8
Cash, cash equivalents and restricted cash, end of period	$42.7	$0.5	$40.7	$85.7	$(7.1)	$162.5

1 - Issuer of obligations under the 2018 Notes, which were redeemed on March 17, 2017.
2 - Issuer of obligations under the 2020 Notes, the 2021 Notes, the Secured Notes and the Unsecured Notes.

Item 2. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS
The following discussion is intended to enhance the reader's understanding of our operations and current business environment and should be read in conjunction with the description of our business included under Item 1 "Condensed Consolidated Financial Statements" and Item 1A. "Risk Factors" in this Quarterly Report on Form 10-Q and Item 1 "Business," Item 1A "Risk Factors" and Item 7 "Management’s Discussion and Analysis of Financial Condition and Results of Operations" included in our 2016 10-K.
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
General
SGC was incorporated in the state of Delaware on July 2, 1984. As previously disclosed in Item 1.01 of our Current Report on Form 8-K filed with the SEC on September 18, 2017, on September 18, 2017, SGC entered into an Agreement and Plan of Merger with SG Nevada Merger Company, a Nevada corporation and SGC’s wholly owned subsidiary (“Newco”), providing for the merger of SGC with and into Newco with Newco surviving the merger (the “Surviving Corporation”), for the sole purpose of changing SGC’s state of incorporation from Delaware to Nevada (the “reincorporation merger”). The reincorporation merger is subject to approval by the affirmative vote of holders of a majority of outstanding shares of Class A common stock of SGC entitled to vote thereon at a special meeting of SGC’s stockholders. The reincorporation merger will not result in any change in SGC’s name, headquarters, business, management, location of offices, assets, liabilities or net worth, other than as a result of the costs incident to the reincorporation merger.  Our management, including all directors and officers, immediately prior to the reincorporation merger will remain the same following the reincorporation merger and will assume identical positions with the Surviving Corporation.
Current Events

•
As described in Note 1, in September 2017, we entered into the Arrangement Agreement, pursuant to which we agreed to acquire NYX, a leading digital gaming software supplier for interactive, social and mobile gaming worldwide, for an aggregate enterprise value of approximately $631.0 million. The transaction, which was approved by each company’s board of directors, is expected to close in the first quarter of 2018, subject to the satisfaction of certain conditions as described in Note 1. However, we cannot assure that the transaction will be completed. See “Uncertainties related to our proposed acquisition of NYX may negatively affect our financial condition and results of operations and could negatively impact our stock price” contained in “Risk Factors” in Item 1A of this Quarterly Report on Form 10-Q.

•	Subsequent to September 30, 2017, we successfully completed the offering of our 5.000% Senior Secured Notes due 2025 in the aggregate principal amount of $350.0 million (the "2025 Secured Notes").

•
In August 2017, we successfully completed an amendment to our credit agreement that extended the maturity of our $3,282.8 million of existing term loans and reduced the applicable interest rate on the term loans. All of the term loans under the credit agreement are now scheduled to mature on August 14, 2024 (subject to accelerated maturity under certain circumstances).

•	In July 2017, we completed the acquisition of Red7, a U.K.-based mobile and interactive casino content developer.

•	In July 2017, we were awarded a new, six-year contract as the primary instant games provider for the Colorado Lottery.

Segments
We currently report our operations in three business segments — Gaming, Lottery and Interactive — representing our different products and services. See "Business Segments Results" below and Note 2 for additional business segment information. Upon consummation of the NYX Acquisition (see Note 1), we anticipate reporting our operations in four business segments, representing our different products and services -- Gaming, Lottery, Social, and Digital Gaming & Sports.
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

	Three Months Ended				Nine Months Ended
	September 30,				September 30,
	2017		2016		2017		2016
($ in millions)	Revenue	% Consolidated Revenue	Revenue	% Consolidated Revenue	Revenue	% Consolidated Revenue	Revenue	% Consolidated Revenue
Foreign Currency:
British Pound Sterling	$56.0	7.3%	$59.6	8.3%	$158.1	7.0%	$175.8	8.2%
Euro	41.6	5.4%	33.7	4.7%	108.4	4.8%	91.4	4.3%
Australian Dollar	37.1	4.8%	40.4	5.6%	95.6	4.2%	92.4	4.3%
We also have foreign currency exposure related to certain of our equity investments. See "Risk Factors" under Item 1A and "Consolidated Results — Other Factors Affecting 2016 Net Loss — Foreign exchange" under Item 7 in our 2016 Form 10-K. Foreign currency had a positive impact of $2.1 million and a negative impact of $14.1 million on revenue for the three and nine months ended September 30, 2017, respectively.

CONSOLIDATED RESULTS

	Three Months Ended September 30,		Variance		Nine Months Ended September 30,		Variance
($ in millions)	2017	2016	2017 vs. 2016		2017	2016	2017 vs. 2016
Total revenue	$768.9	$720.0	$48.9	6.8%	$2,260.6	$2,131.2	$129.4	6.1%
Total operating expenses	678.3	686.5	(8.2)	(1.2)%	1,964.7	1,988.3	(23.6)	(1.2)%
Operating income	90.6	33.5	57.1	170.4%	295.9	142.9	153.0	107.1%
Net loss before income taxes	(63.5)	(118.6)	55.1	(46.5)%	(180.3)	(301.4)	121.1	(40.2)%
Net loss	$(59.3)	$(98.9)	$39.6	(40.0)%	$(199.2)	$(242.9)	$43.7	(18.0)%

Three and Nine Months Ended September 30, 2017 Compared to Three and Nine Months Ended September 30, 2016
Revenue

	Three Months Ended September 30,		Variance		Nine Months Ended September 30,		Variance
($ in millions)	2017	2016	2017 vs. 2016		2017	2016	2017 vs. 2016
Gaming	$454.6	$448.2	$6.4	1.4%	$1,351.8	$1,311.8	$40.0	3.0%
Lottery	202.9	186.6	16.3	8.7%	594.3	578.2	16.1	2.8%
Interactive	111.4	85.2	26.2	30.8%	314.5	241.2	73.3	30.4%
Total revenue	$768.9	$720.0	$48.9	6.8%	$2,260.6	$2,131.2	$129.4	6.1%

Gaming revenue increased for both comparable periods primarily due to higher hardware sales and table product revenue in the three-month period and overall higher unit sales of gaming machines and table products in the nine-month period, which was partially offset by a decrease in WAP and premium game service revenue. The Gaming revenue increases included the favorable foreign currency impact of $2.2 million and unfavorable impact of $7.8 million in the three and nine months ended September 30, 2017, respectively.
Lottery revenue increased for both comparable periods primarily due to international terminal and software sales. Lottery increases included the unfavorable foreign currency impact of $4.3 million for the nine months ended September 30, 2017.
Interactive revenue increased for both comparable periods primarily due to growth in our social gaming business, reflecting the ongoing popularity of Jackpot Party® Social Casino and the success of more recent apps, such as the introduction of the 88 Fortunes® app in the first quarter of 2017, as well as the impact of the acquisition of Spicerack, which closed in April 2017, and its Bingo Showdown social gaming app.

Operating expenses

	Three Months Ended September 30,		Variance		Nine Months Ended September 30,		Variance
($ in millions)	2017	2016	2017 vs. 2016		2017	2016	2017 vs. 2016
Operating expenses:
Cost of services	$105.5	$98.0	$7.5	7.7%	$307.7	$294.3	$13.4	4.6%
Cost of product sales	116.9	104.6	12.3	11.8%	332.2	299.7	32.5	10.8%
Cost of instant games	68.4	71.7	(3.3)	(4.6)%	209.8	212.8	(3.0)	(1.4)%
Selling, general and administrative	158.8	152.8	6.0	3.9%	445.4	440.0	5.4	1.2%
Research and development	47.8	53.9	(6.1)	(11.3)%	138.3	155.4	(17.1)	(11.0)%
Depreciation, amortization and impairments	173.1	191.7	(18.6)	(9.7)%	513.2	565.4	(52.2)	(9.2)%
Restructuring and other	7.8	13.8	(6.0)	(43.5)%	18.1	20.7	(2.6)	(12.6)%
Total operating expenses	$678.3	$686.5	$(8.2)	(1.2)%	$1,964.7	$1,988.3	$(23.6)	(1.2)%
Cost of revenue
Total cost of revenue for the three-month period increased compared to the prior-year period primarily due to: (1) a $10.5 million increase in cost of Interactive services primarily related to platform fees associated with the $24.8 million increase in Interactive social gaming revenue; (2) a $5.7 million increase in Lottery cost of product sales driven by increased terminal and software sales; and (3) a $6.5 million increase in Gaming cost of product sales driven by increased hardware sales for the period, partially offset by (4) a $5.0 million decrease in Gaming cost of services driven by decreases in WAP and premium game placements.
Total cost of revenue for the nine-month period increased compared to the prior-year period primarily due to: (1) a $32.6 million higher cost of Interactive services primarily related to platform fees associated with the $66.9 million increase in Interactive social revenue; (2) a $6.8 million increase in Lottery cost of product sales driven primarily by increased terminal and software sales; and (3) a $25.6 million increase in Gaming cost of product sales driven by increased gaming machine and hardware sales, partially offset by (4) a $17.7 million decrease in Gaming cost of services driven by reductions in WAP and premium game unit placements.
SG&A
The increase in SG&A for both comparable periods is primarily due to an increase in Interactive SG&A of $7.6 million and $22.3 million for the three and nine-month comparable periods, respectively, primarily driven by additional marketing spend and user acquisition costs related to our growing portfolio of social and mobile gaming apps. This increase was partially offset by benefits realized in the current year from the business improvement initiative that we announced in November 2016. The prior year also included $7.5 million of insurance proceeds recorded during the second quarter of 2016 in connection with a settlement of a legal matter.
R&D
The decrease in research and development for both comparable periods was primarily driven by reduced spending on outside resources for certain projects and headcount reduction completed as a part of the business improvement initiative that we announced in November 2016.
D&A
The decrease in D&A for both comparable periods was primarily due to certain acquired intangible assets becoming fully depreciated in the third quarter of 2016, as well as acquired Gaming assets for which accelerated depreciation was recorded in the prior comparable period.
Other Factors Affecting Net Loss

Interest expense
Interest expense decreased for both comparable periods due to lower cash interest cost primarily resulting from the February 2017 Refinancing and August 2017 Refinancing.

(Loss) gain on debt financing transactions
During the first quarter of 2017, we completed the February 2017 Refinancing, including the redemption of $250.0 million of outstanding 2018 Notes, which resulted in a $29.7 million in loss on debt financing transactions.

During the third quarter of 2017, we completed the August 2017 Refinancing, which resulted in an $8.4 million loss on debt financing transactions.

During the second quarter of 2016, we repurchased and cancelled an aggregate principal amount of $65.9 million of our 2020 Notes and 2021 Notes for $39.9 million in cash, which resulted in a $25.2 million gain on debt financing transaction inclusive of a $0.8 million charge related to the write-off of unamortized debt discount and deferred financing costs associated with the extinguished debt.

Income tax benefit (expense)

               We recorded an income tax benefit of $4.2 million and income tax expense of $18.9 million for the three and nine months ended September 30, 2017, respectively, compared to an income tax benefit of $19.7 million and $58.5 million for the three and nine months ended September 30, 2016, respectively. The effective income tax rates for the three and nine months ended September 30, 2017 were 6.6% and (10.5)%, respectively, and 16.6% and 19.4% for the three and nine months ended September 30, 2016, respectively, and were determined using an estimated annual effective tax rate after considering any discrete items for such periods. For additional information regarding the changes in our effective tax rates and the variance in our income tax (expense) benefit, see Note 13.

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
We generate Gaming revenue from both services and product sales. Our services revenue includes revenue earned from WAP, premium and daily-fee Participation gaming machines, other leased gaming machines (including VLTs and electronic table games), supplied table products and services (including Shufflers), casino management technology solutions and systems, PTG licensing and other services revenues. Our product sales revenue includes the sale of new and used gaming machines, electronic table games, VLTs and VGTs, casino-management technology solutions and systems, table products, conversion kits (including game, hardware or operating system conversions) and spare parts. For additional information, refer to the Gaming primary business activities summary included within Item 7 of our 2016 10-K.

Current Year Update

We expect to continue to face pricing pressure in our Gaming segment for the remainder of 2017. We anticipate that replacement demand for gaming machines and constraints on capital spending by gaming operators will continue at current levels. We anticipate that demand for our gaming systems products and services could increase due to several Canadian contracts anticipated through the remainder of 2017 and in 2018, however, timing can fluctuate based on actual installations of the products. We believe that our installed base of WAP, premium and daily-fee Participation gaming machines has stabilized, benefiting from the release of a number of new games.

Results of Operations and Key Performance Indicators for Gaming

	Three Months Ended September 30,		Variance		Nine Months Ended September 30,		Variance
($ in millions)	2017	2016	2017 vs. 2016		2017	2016	2017 vs. 2016
Total revenue	$454.6	$448.2	$6.4	1.4%	$1,351.8	$1,311.8	$40.0	3.0%
Total operating expenses	369.4	396.7	(27.3)	(6.9)%	1,103.2	1,170.2	(67.0)	(5.7)%
Operating income	$85.2	$51.5	$33.7	65.4%	$248.6	$141.6	$107.0	75.6%

Three and Nine Months Ended September 30, 2017 Compared to Three and Nine Months Ended September 30, 2016
Revenue

	Three Months Ended September 30,		Variance		Nine Months Ended September 30,		Variance
($ in millions)	2017	2016	2017 vs. 2016		2017	2016	2017 vs. 2016
Revenue:
Gaming operations	$176.0	$182.4	$(6.4)	(3.5)%	$526.8	$552.8	$(26.0)	(4.7)%
Gaming machine sales	163.1	159.8	3.3	2.1%	482.6	448.7	33.9	7.6%
Gaming systems	62.0	57.6	4.4	7.6%	190.6	176.8	13.8	7.8%
Table products	53.5	48.4	5.1	10.5%	151.8	133.5	18.3	13.7%
Total revenue	$454.6	$448.2	$6.4	1.4%	$1,351.8	$1,311.8	$40.0	3.0%

F/X impact on revenue	$2.2	$(7.8)			$(7.8)	$(15.4)

KPIs:
WAP, premium and daily-fee Participation units:
Installed base at period end	21,061	21,663	(602)	(2.8)%	21,061	21,663	(602)	(2.8)%
Average daily revenue per unit	$51.59	$51.61	$(0.02)	—%	$51.70	$52.47	$(0.77)	(1.5)%

Other Participation and leased units:
Installed base at period end	48,633	47,828	805	1.7%	48,633	47,828	805	1.7%
Average daily revenue per unit	$14.64	$15.31	$(0.67)	(4.4)%	$14.85	$15.54	$(0.69)	(4.4)%

Gaming machine unit sales:
U.S. and Canadian new unit shipments	4,662	4,022	640	15.9%	14,891	13,065	1,826	14.0%
International new unit shipments	2,940	3,938	(998)	(25.3)%	8,848	9,311	(463)	(5.0)%
Total new unit shipments	7,602	7,960	(358)	(4.5)%	23,739	22,376	1,363	6.1%
Average sales price per new unit	$17,643	$16,824	$819	4.9%	$17,391	$16,804	$587	3.5%

Gaming Operations
Gaming operations revenue decreased as compared to both prior-year periods primarily due to: (1) a 602-unit decrease in the installed base of WAP, premium and daily-fee Participation gaming machines; and (2) a decrease in the average daily revenue per WAP, premium and daily-fee Participation units.
These decreases were partially offset by higher other participation and leased units revenue for both comparable periods, primarily resulting from an 805-unit increase in the ending other installed base for Other Participation and leased units.
Gaming Machine Sales

Gaming machine unit sales decreased in the three-month comparable period due to lower unit sales resulting from fewer casino openings and expansions during the current year. Gaming machine sales increased in the nine-month comparable period due to higher new unit shipments primarily resulting from sales of the Pro Series WAVE and TwinStar® cabinets.
U.S. and Canadian shipments for the three months ended September 30, 2017 increased 640 to 4,662 units, including 3,932 replacement units and 730 units for new casino openings and expansions, comprised mainly of Illinois VGT units. In the prior-year period, U.S. and Canadian shipments totaled 4,022 units that comprised 3,033 replacement units, including 245 VGTs for the Illinois market. International shipments decreased 998 units to 2,940 units and encompassed 2,910 replacement units and 30 units for new casino openings and expansions from 3,938 units in the prior-year period, which encompassed 2,993 replacement units and 945 units for new casino openings and expansions. The average sales price increased to $17,643 per unit reflecting a greater mix of higher performing premium gaming machines sold during the period.
U.S. and Canadian shipments for the nine months ended September 30, 2017 increased 1,826 units to 14,891 units, including 10,844 replacement units, including 250 VLTs to Oregon, and 4,047 units for new casino openings and expansions, including 1,934 Illinois VGT units. In the prior-year period, U.S. and Canadian shipments totaled 13,065 units that comprised 10,365 replacement units, including 1,271 VLTs to Oregon, and 2,700 units for new casino openings and expansions, including 1,418 VGTs for the Illinois market. International shipments decreased 463 units to 8,848 units and encompassed 8,194 replacement units and 654 units for new casino openings and expansions from 9,311 units in the prior-year period, which encompassed 8,241 replacement units and 1,070 units for new casino openings and expansions. The average sales price increased to $17,391 per unit reflecting a greater mix of higher performing premium gaming machines sold during the period.
Gaming Systems

Gaming systems revenue increased compared to both prior-year periods primarily due to increased hardware sales, driven by placements of the iView® 4 hardware products.
Table Products

Table products revenue increased compared to both prior-year periods primarily due to increased Shuffler sales, table product placements and the impact of the acquisition of DEQ Systems Corp., which closed in January 2017.

Operating income
The increase in operating income compared to the comparable prior-year periods was primarily attributable to the following: (1) higher overall gaming revenues for the three- and nine-month periods as described above; (2) a decrease in overall operating expenses primarily due to the business improvement initiative announced in November 2016; (3) lower D&A of $24.2 million and $60.8 million for the three- and nine-month periods, respectively, due to certain acquired intangible assets becoming fully amortized in the third quarter of 2016, and acquired Gaming assets for which accelerated depreciation was recorded in the prior comparable period; and (4) a more profitable revenue mix, which was primarily due to an increase in Gaming systems sales.

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
Our equity investments in LNS, Northstar Illinois, Northstar New Jersey, CSG, Hellenic Lotteries and GLB are included in the Lottery segment.
Current Year Update

We believe we will continue to face intense price-based competition in our Lottery business for the remainder of 2017. Additionally, recent hurricane storm activity may negatively impact lottery retail sales in Puerto Rico which is expected to impact our fourth quarter results. In the near term, we also expect to see an increase in the number of jurisdictions that seek to privatize or outsource lottery operations and to face strong competition from both traditional and new competitors with respect to these opportunities. In addition, we anticipate that lottery RFPs, specifically those for private management agreements and certain of our international customers, could increasingly include terms that expose us to increased risk, such as requiring the guarantee of specific income thresholds or significant upfront payments.

Results of Operations and Key Performance Indicators for Lottery

	Three Months Ended September 30,		Variance		Nine Months Ended September 30,		Variance
($ in millions)	2017	2016	2017 vs. 2016		2017	2016	2017 vs. 2016
Total revenue	$202.9	$186.6	$16.3	8.7%	$594.3	$578.2	$16.1	2.8%
Total operating expenses	140.5	143.4	(2.9)	(2.0)%	405.5	429.1	(23.6)	(5.5)%
Operating income	$62.4	$43.2	$19.2	44.4%	$188.8	$149.1	$39.7	26.6%

Three and Nine Months Ended September 30, 2017 Compared to Three and Nine Months Ended September 30, 2016

Revenue

	Three Months Ended September 30,		Variance		Nine Months Ended September 30,		Variance
($ in millions)	2017	2016	2017 vs. 2016		2017	2016	2017 vs. 2016
Revenue:
Instant products	$142.7	$140.3	$2.4	1.7%	$435.7	$431.3	$4.4	1.0%
Lottery systems	60.2	46.3	13.9	30.0%	158.6	146.9	11.7	8.0%
Total revenue	$202.9	$186.6	$16.3	8.7%	$594.3	$578.2	$16.1	2.8%

F/X impact on revenue	$(0.1)	$(1.9)			$(4.3)	$(6.1)

KPIs:
Change in retail sales of U.S. lottery instant games customers(1)(2)	6.4%	2.2%	4.2pp	nm	4.6%	4.9%	(0.3)pp	nm

Change in retail sales of U.S. lottery systems contract customers(1)(3)	5.8%	3.7%	2.1pp	nm	(3.2)%	9.3%	(12.5)pp	nm

Change in Italy retail sales of instant games(1)	4.8%	(0.6)%	5.4pp	nm	2.7%	0.4%	2.3pp	nm
nm = not meaningful.
pp = percentage points.
(1) Information provided by third-party lottery operators.
(2) U.S. instant games customers' retail sales include only sales of instant games.
(3) U.S. lottery systems customers' retail sales primarily include sales of draw games, keno and instant games validated by the relevant system.
.
Primary factors affecting total higher Lottery revenue in the three- and nine-month periods ended September 30, 2017 were: (1) a $2.4 million and $4.4 million increase in instant product revenues for the three- and nine-month periods, respectively, driven by higher revenues in domestic Participation contracts; and (2) a $13.9 million and $11.7 million increase in lottery systems revenues for the three- and nine-month periods, respectively, driven by higher domestic and international terminal and software sales. Lottery revenues included unfavorable foreign currency impact on revenue (primarily in the U.K.) totaling $4.3 million for the nine months ended September 30, 2017.
Operating income
Operating income increased compared to both prior-year periods primarily due to a more profitable revenue mix and the following key factors: (1) a decrease in D&A totaling $5.2 million and $13.0 million for the three- and nine-month periods, respectively, driven by certain Lottery systems equipment becoming fully depreciated during 2016 and write-off of equipment associated with a cancelled contract in 2016; and (2) a decrease in SG&A of $3.4 million and $9.7 million for the three- and nine-month periods, respectively, primarily due to the business improvement initiative announced in November 2016.
INTERACTIVE
We generate Interactive gaming services revenue through our social gaming, RMG and SG Universe® products which are all available via desktop and mobile devices.
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
On July 7, 2017, we completed the acquisition of Red7, a privately held U.K.-based mobile and interactive casino content developer, which expands our existing portfolio of mobile and interactive game titles.
On April 7, 2017, we completed the acquisition of Spicerack, a privately held mobile and social game company, which has allowed us to incorporate the successful Bingo Showdown game into our portfolio.
Results of Operations and Key Performance Indicators for Interactive

	Three Months Ended September 30,		Variance		Nine Months Ended September 30,		Variance
($ in millions)	2017	2016	2017 vs. 2016		2017	2016	2017 vs. 2016
Total revenue	$111.4	$85.2	$26.2	30.8%	$314.5	241.2	$73.3	30.4%
Operating expenses	98.5	75.6	22.9	30.3%	265.6	206.4	59.2	28.7%
Operating income	$12.9	$9.6	$3.3	34.4%	$48.9	$34.8	$14.1	40.5%

Three and Nine Months Ended September 30, 2017 Compared to Three and Nine Months Ended September 30, 2016

Revenue

	Three Months Ended September 30,		Variance		Nine Months Ended September 30,		Variance
($ in millions)	2017	2016	2017 vs. 2016		2017	2016	2017 vs. 2016
Revenue:
Social Gaming - B2C	$95.1	$70.3	$24.8	35.3%	$266.4	$199.5	$66.9	33.5%
Other	16.3	14.9	1.4	9.4%	48.1	41.7	6.4	15.3%
Total revenue	$111.4	$85.2	$26.2	30.8%	$314.5	$241.2	$73.3	30.4%

KPIs:
Social gaming:
Mobile Penetration (1)	73.0%	69.0%	4.0pp	nm	72.0%	67.0%	5.0pp	nm
Average MAU(2)	7.7	8.0	(0.3)	(3.8)%	7.7	8.0	(0.3)	(3.8)%
Average DAU (3)	2.3	2.5	(0.2)	(8.0)%	2.4	2.5	(0.1)	(4.0)%
ARPDAU (4)	$0.45	$0.31	$0.14	45.2%	$0.41	$0.29	$0.12	41.4%
nm = not meaningful.
pp = percentage points.

(1)	Mobile penetration as defined by percentage of B2C social gaming revenue generated from mobile platforms.

(2)	MAU = Monthly Active Users, a count of unique visitors to our sites during a month.

(3)	DAU = Daily Active Users, a count of unique visitors to our sites during a day.

(4)	ARPDAU = Average daily revenue per DAU is calculated by dividing revenue for a period by the DAU for the period by the number of days for the period.

The increase in revenue compared to both prior-year periods is primarily attributable to social gaming B2C revenue, which grew 35.3% and 33.5% in the three- and nine-month comparable periods, respectively, reflecting the ongoing popularity of Jackpot Party Social Casino and the success of more recent apps, such as the introduction of the 88 Fortunes app in the first quarter of 2017, as well as the impact of the April 2017 acquisition of Spicerack and its Bingo Showdown game.

Operating income
The increase in operating income compared to both prior-year periods reflects the corresponding revenue growth offset by a related increase in cost of services, primarily platform fees.  Also, player acquisition costs and headcount costs increased to support the revenue growth. Further, we continue to invest in new growth initiatives for which revenue has not yet been recognized.

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

LIQUIDITY, CAPITAL RESOURCES AND WORKING CAPITAL
Sources of Liquidity
As of September 30, 2017, our principal sources of liquidity, other than cash flows provided by operating activities, were cash and cash equivalents and amounts available under our revolving credit facility discussed below under "Credit Agreement and Other Debt."
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
During the third quarter of 2017, we completed a refinancing transaction (the “August 2017 Refinancing”), which included an amendment to our credit agreement which further extended the maturity of our term loans and reduced the applicable interest rate on the term loans. The August 2017 Refinancing further lowered our annual cash interest cost and extended the maturity of approximately 40 percent of our debt from 2021 to 2024.
Subsequent to September 30, 2017, we successfully completed a private offering of $350.0 million in aggregate principal amount of 5.000% senior secured notes due 2025. We intend to use the net proceeds of this offering, together with cash on hand and borrowings under the revolving credit facility under our credit agreement, to finance the NYX Acquisition, including the refinancing of certain indebtedness of NYX, and to pay related fees and expenses. If the NYX Acquisition is not consummated for any reason or other corporate needs arise, we may use the net proceeds from this offering for general corporate purposes, which may include the prepayment of term loan borrowings under our credit agreement.
Cash and Available Revolver Capacity

	As of
($ in millions)	September 30, 2017	December 31, 2016
Cash and cash equivalents	$196.4	$115.1
Revolver capacity	556.2	592.6
Revolver capacity drawn or committed to letters of credit	(25.8)	(76.1)
Total	$726.8	$631.6
The amount of our available cash and cash equivalents fluctuates principally based on borrowings or repayments under our credit facilities, investments, acquisitions and changes in our working capital position. The borrowing capacity under our revolving credit facility will depend on the amount of outstanding borrowings and letters of credit issued and on us remaining in compliance with the covenants under our credit agreement, including a maintenance covenant based on consolidated net first lien leverage. We were in compliance with the covenants under our credit agreement as of September 30, 2017. The February 2017 Refinancing, among other things, reduced the commitments on the revolving credit facility to $556.2 million through October 18, 2018, with a step-down to $381.7 million until the maturity in 2020.
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
Total cash held by our foreign subsidiaries was $62.5 million as of September 30, 2017. To the extent that a portion of our foreign cash was required to meet liquidity needs in the U.S., we might incur a tax liability to repatriate it, the timing and amount of which would depend on a variety of factors.
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
As described in our 2016 10-K, we own a 20% equity interest in LNS, which holds the exclusive concession to operate the Italian instant games lottery. The Italian government awarded the concession to LNS under exclusive terms beginning in October 2010 and expiring in October 2019. In October 2017, the Italian government issued a decree which authorizes renewal of the concession for up to nine years (expiring in October 2028) under materially the same terms. We are the primary provider of instant lottery games to LNS under a supply agreement that would continue for the term of the renewal. While the renewal is not finalized and is subject to additional actions by the Italian authorities, under the currently proposed terms LNS would be required to make an €800.0 million payment to obtain the concession, of which we would be responsible for our pro rata share, or €160 million. We currently anticipate funding €10.0 million of our share in 2017 with the remainder in 2018 out of existing cash and additional borrowings under our revolving credit facility.

In addition, lottery customers in the U.S. generally require service providers to provide performance bonds in connection with the relevant contract. As of September 30, 2017, our outstanding performance bonds totaled $221.6 million. Our ability to obtain performance bonds on commercially reasonable terms is subject to our financial condition and to prevailing market conditions, which may be impacted by economic and political events. Although we have not experienced difficulty in obtaining such bonds to date, we cannot assure that we will continue to be able to obtain performance bonds on commercially reasonable terms, or at all.

Nine Months Ended September 30, 2017 Compared to Nine Months Ended September 30, 2016

Cash Flow Summary

	Nine Months Ended September 30,		Variance
($ in millions)	2017	2016	2017 vs. 2016
Net cash provided by operating activities	$389.0	$342.8	$46.2
Net cash used in investing activities	(237.9)	(184.3)	(53.6)
Net cash used in financing activities	(73.1)	(161.7)	88.6
Effect of exchange rates on cash, cash equivalents and restricted cash	4.8	(1.1)	5.9
Increase (decrease) in cash, cash equivalents and restricted cash	$82.8	$(4.3)	$87.1
Cash flows from operating activities

	Nine Months Ended September 30,		Variance
($ in millions)	2017	2016	2017 vs. 2016
Net loss	$(199.2)	$(242.9)	$43.7
Adjustments to reconcile net loss to cash flows from operations	589.4	592.2	(2.8)
Changes in working capital accounts	(6.0)	96.3	(102.3)
Changes in deferred income taxes and other	4.8	(102.8)	107.6
Net cash provided by operating activities for the nine months ended September 30, 2017 as compared to the prior year period increased primarily due to $40.9 million increase in incremental net earnings after reconciling adjustments, partially offset by changes in working capital accounts as the prior year benefited from the timing of receivable collections and cash disbursements coupled with various other changes in our working capital accounts. The changes in our working capital accounts during the nine months ended September 30, 2017 were primarily driven by the following:

•	$30.8 million decrease in accounts and notes receivables due to strong collections during the nine-month period;

•	$12.9 million increase in inventories primarily due to the timing of orders and deployment of units in our Gaming segment; and

•	$24.8 million negative net impact on cash flows from changes in other current assets and liabilities as a result of the timing of expenditures and interest payments.
In April 2017, we entered into a settlement and seven-year patent cross-license agreement with another party that resolved outstanding intellectual property matters between the two companies. As part of this agreement, we received a $20.0 million advance royalty payment.
Cash flows from investing activities
Net cash used in investing activities increased primarily due to the business acquisitions described in Note 1, with capital expenditures relatively flat for two comparable periods. Capital expenditures are composed of investments in systems, equipment and other assets related to contracts, property and equipment, intangible assets and software.
Cash flows from financing activities
Net cash used in financing activities decreased primarily due to the February 2017 Refinancing and August 2017 Refinancing transactions described in Note 10, and lower principal payments on the long-term debt during the period. During the nine months ended September 30, 2017, we also incurred $52.3 million in debt issuance and deferred financing costs.

Credit Agreement and Other Debt
For additional information regarding our credit agreement and other debt, interest rate risk and interest rate hedging instruments, see Notes 16 and 17 and Item 7A "Quantitative and Qualitative Disclosures About Market Risk" in our 2016 10-K, as well as Note 10.
Off-Balance Sheet Arrangements
As of September 30, 2017, we did not have any significant off-balance sheet arrangements.
Contractual Obligations
There have been no material changes to our contractual obligations disclosed under Item 7 "Management's Discussion and Analysis of Financial Condition and Results of Operations — Liquidity, Capital Resources and Working Capital — Contractual Obligations" in our 2016 10-K, other than the refinancing and financing transactions described in Note 10.
During the third quarter of 2017, we entered into the Arrangement Agreement, pursuant to which we agreed to acquire all of the outstanding ordinary shares of NYX for CAD $2.40 per share, equivalent to an aggregate enterprise value of approximately CAD $775.0, or $631.0 million, including the refinancing of the existing indebtedness of NYX. The transaction is expected to close in the first quarter of 2018, subject to the satisfaction of certain conditions, including NYX shareholder approval, approval by the Royal Court of Guernsey and receipt of gaming approvals in certain jurisdictions.

Item 3. Quantitative and Qualitative Disclosures about Market Risk
There have been no material changes to the disclosure under Item 7A "Quantitative and Qualitative Disclosures about Market Risk" included in our 2016 10-K.

Item 4. Controls and Procedures
Under the supervision and with the participation of our management, including the Chief Executive Officer and Chief Financial Officer, we have evaluated the effectiveness of our disclosure controls and procedures as required by Exchange Act Rule 13a-15(b) as of the end of the period covered by this report. Based on that evaluation, the Chief Executive Officer and Chief Financial Officer have concluded that these disclosure controls and procedures are effective. There were no changes in our internal control over financial reporting during the quarter ended September 30, 2017 that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

PART II.  OTHER INFORMATION
Item 1. Legal Proceedings
For a description of our legal proceedings, see Note 14 above and Note 22 in our 2016 10-K.
Item 1A. Risk Factors
In addition to the other information set forth in this Quarterly Report on Form 10-Q, you should carefully consider the factors discussed in Item 1A. “Risk Factors” in our Annual Report on Form 10-K for the year ended December 31, 2016, as amended and supplemented by the risk factors set forth below, which could materially affect our business, financial condition or future results. The risk factor captioned “Our inability to complete acquisitions and integrate those businesses successfully could limit our growth or disrupt our plans and operations” is hereby deleted and replaced with the risk factor below captioned “Our inability to complete acquisitions, including the pending NYX Acquisition, and to integrate acquired businesses successfully could limit our growth or disrupt our plans and operations, and we may not achieve the intended benefits of these acquisitions.”
Uncertainties related to our proposed acquisition of NYX could negatively affect our financial condition and results of operations and could negatively impact our stock price.
Under the terms of the Arrangement Agreement, the closing of the NYX Acquisition is subject to the satisfaction of certain conditions, including NYX shareholder approval, approval by the Royal Court of Guernsey and receipt of approvals from gaming regulatory authorities in certain jurisdictions. We cannot assure that the conditions of the Arrangement Agreement will be met in a timely manner or at all, or that the transaction will close.
If the conditions to closing the NYX Acquisition have been satisfied and we are unable to close, we would be required to pay to NYX a termination fee of CAD$30 million. The failure of the transaction to close on a timely basis or at all, including if we are required to pay a termination fee in connection with the termination of the Arrangement Agreement, could have an adverse effect on our business, financial condition, results of operations or cash flows.
A substantial delay in obtaining the required approvals could have an adverse effect on the anticipated benefits of the acquisition, thereby impacting our business, financial condition or results of operations or potentially preventing the completion of the acquisition entirely.
In addition, because the payment of consideration and the repayment of certain indebtedness in relation to the NYX Acquisition is payable in Canadian Dollars, British Pounds Sterling and Euros, we are subject to foreign currency exchange rate risk in connection with the acquisition, which could result in an enterprise value for the transaction in USD that is higher than the approximate $631.0 million previously announced.

Uncertainty about the effect of the proposed transaction on employees, customers and suppliers may have an adverse effect on us. In addition, if the transaction is not completed, our ongoing business may be adversely affected and, without realizing any of the benefits of having consummated the transaction, we will be subject to a number of risks which, if they materialize, might adversely affect our business, results of operation and share price, including without limitation costs and expenses relating to the proposed transaction, such as legal, accounting, financial advisory and printing fees and including substantial commitments of time and resources by our management which could otherwise have been devoted to other opportunities beneficial to us.

Our inability to complete acquisitions, including the pending NYX Acquisition, and to integrate acquired businesses successfully could limit our growth or disrupt our plans and operations, and we may not achieve the intended benefits of these acquisitions.
From time to time, we pursue strategic acquisitions, such as the pending NYX Acquisition. Our ability to succeed in implementing our strategy will depend to some degree upon our ability to identify and complete commercially viable acquisitions. We cannot assure that acquisition opportunities will be available on acceptable terms or at all, or that we will be able to obtain necessary financing or regulatory approvals to complete potential acquisitions.
We may not be able to successfully integrate any businesses that we acquire, including NYX, or do so within the intended timeframes. We could face significant challenges in managing and integrating our acquisitions and our combined operations, including acquired assets, operations and personnel. In addition, the expected synergies associated with such acquisitions may not be fully realized, which could result in increased costs and have an adverse effect on our prospects, results of operations, cash flows and financial condition. We expect to incur costs related to our contemplated integration activities. Acquisition transactions also may disrupt our ongoing business or current plans and operations, which could delay the achievement of our strategic objectives.
In particular, the NYX Acquisition will result in an expansion of our portfolio of content, technology and products. Our business may be negatively impacted following the NYX Acquisition if we are unable to effectively manage our expanded operations. The integration planning before the NYX Acquisition and the implementation of our integration plans following the transaction will require significant time and focus from management and may divert attention from the day-to-day operations of the combined business. We also cannot assure that we will not incur liabilities for the past activities of NYX or its subsidiaries.

Item 2. Unregistered Sales of Equity Securities and Use of Proceeds
There was no stock repurchase activity during the nine months ended September 30, 2017.

Item 3. Defaults Upon Senior Securities
None.
Item 4. Mine Safety Disclosures
Not applicable.
Item 5. Other Information
None.

Item 6. Exhibits

Exhibit Number	Description
2.1
Arrangement Agreement, dated as of September 20, 2017, among Scientific Games Corporation, Bally Gaming And Systems UK Limited and NYX Gaming Group Limited (incorporated by reference to Exhibit 2.1 to Scientific Games Corporation’s Current Report on Form 8-K filed on September 21, 2017).

2.2
Agreement and Plan of Merger, dated as of September 18, 2017 by and between Scientific Games Corporation and NewCo (incorporated by reference to Exhibit 2.1 to Scientific Games Corporation’s Current Report on Form 8-K filed on September 18, 2017).

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

4.2
Indenture, dated as of October 17, 2017, among Scientific Games International, Inc., as issuer, Scientific Games Corporation and the other guarantors party thereto and Deutsche Bank Trust Company Americas, as trustee and collateral agent, relating to the 5.000% Senior Secured Notes due 2025 (incorporated by reference to Exhibit 4.1 to Scientific Games Corporation's Current Report on Form 8-K filed on October 17, 2017).

4.3
Collateral Agreement, dated as of October 17, 2017, among Scientific Games International, Inc., as issuer, Scientific Games Corporation and the other guarantors party thereto and Deutsche Bank Trust Company Americas, as collateral agent (incorporated by reference to Exhibit 4.2 on Scientific Games Corporation's Current Report on Form 8-K filed on October 17, 2017).

10.1	Agreement and General Release, dated as of August 2, 2017, by and between Scientific Games Corporation and Karin-Joyce Tjon. (†)

10.2
Amendment No. 3, dated as of August 14, 2017, among Scientific Games International, Inc., as the borrower, Scientific Games Corporation, the several banks and other financial institutions or entities from time to time party thereto and Bank of America, N.A., as administrative agent, collateral agent, issuing lender and swingline lender, which amended and restated the Credit Agreement, dated as of October 18, 2013 (as amended, supplemented, amended and restated or otherwise modified from time to time, including without limitation, by that certain Amendment No. 1, dated as of October 1, 2014, and that certain Amendment No. 2, dated as of February 14, 2017) (incorporated by reference to Exhibit 10.1 to Scientific Games Corporation’s Current Report on Form 8-K filed on August 14, 2017).

31.1	Certification of the Chief Executive Officer of Scientific Games Corporation pursuant to Rule 13a-14(a), as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002. (†)

31.2	Certification of the Chief Financial Officer of Scientific Games Corporation pursuant to Rule 13a-14(a), as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002. (†)

32.1
Certification of the Chief Executive Officer of Scientific Games Corporation pursuant to Rule 13a-14(b) and 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002. (†)

32.2
Certification of the Chief Financial Officer of Scientific Games Corporation pursuant to Rule 13a-14(b) and 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002. (†)

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

SCIENTIFIC GAMES CORPORATION
(Registrant)

		By:	/s/ Michael A. Quartieri
		Name:	Michael A. Quartieri
		Title:	Executive Vice President, Chief Financial Officer, Treasurer and Corporate Secretary

		By:	/s/ Michael F. Winterscheidt
		Name:	Michael F. Winterscheidt
		Title:	Chief Accounting Officer
Dated:	November 1, 2017