Form 10-K
period 2017-12-31
SCIENTIFIC GAMES CORP
filed 2018-03-01
CIK 750004

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
WASHINGTON, D.C. 20549
FORM 10-K

☒ ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the fiscal year ended: December 31, 2017
Or
☐ TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the transition period from to
Commission file number: 0-13063
SCIENTIFIC GAMES CORPORATION
(Exact name of registrant as specified in its charter)

Nevada (State or other jurisdiction of incorporation or organization)	81-0422894 (I.R.S. Employer Identification No.)

6601 Bermuda Road
Las Vegas, Nevada 89119
(Address of principal executive offices) (Zip Code)
Registrant's telephone number, including area code: (702) 897-7150
Securities registered pursuant to Section 12(b) of the Act:

Title of each class	Name of each exchange on which registered
Common Stock, $.001 par value	Nasdaq Global Select Market
Securities registered pursuant to Section 12(g) of the Act: None
Indicate by check mark if the registrant is a well-known seasoned issuer, as defined in Rule 405 of the Securities Act. Yes ☒   No ☐
Indicate by check mark if the registrant is not required to file reports pursuant to Section 13 or Section 15(d) of the Act. Yes ☐    No ☒
Indicate by check mark whether the registrant: (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. Yes ☒    No ☐
Indicate by check mark whether the registrant has submitted electronically and posted on its corporate Web site, if any, every Interactive Data File required to be submitted and posted pursuant to Rule 405 of Regulation S-T (§ 232.405 of this chapter) during the preceding 12 months (or for such shorter period that the registrant was required to submit and post such files). Yes ☒    No ☐

Indicate by check mark if disclosure of delinquent filers pursuant to Item 405 of Regulation S-K is not contained herein, and will not be contained, to the best of the registrant's knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K or any amendment to this Form 10-K. ☐
Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, a non-accelerated filer, or a smaller reporting company, or an emerging growth company. See the definitions of "large accelerated filer," "accelerated filer," "smaller reporting company" and "emerging growth company" in Rule 12b-2 of the Exchange Act.

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
Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Act). Yes ☐    No ☒
As of June 30, 2017, the market value of voting and non-voting common equity held by non-affiliates of the registrant was $1,386,437,351(1).
Common shares outstanding as of February 26, 2018 were 89,965,330.
         DOCUMENTS INCORPORATED BY REFERENCE
Portions of the registrant's proxy statement relating to the 2018 annual meeting of stockholders are incorporated by reference in Part III. The proxy statement will be filed with the Securities and Exchange Commission no later than 120 days after the conclusion of the registrant's fiscal year ended December 31, 2017.
________________________________________________________________________________________________________________________________

(1)	For this purpose only, "non-affiliates" excludes directors and executive officers.
         EXHIBIT INDEX APPEARS ON PAGE 131

Glossary of Terms
The following terms or acronyms used in this Form 10-K are defined below:
Term or Acronym	Definition
2018 Notes	8.125% senior subordinated notes due 2018 issued by Scientific Games Corporation
2020 Notes	6.250% senior subordinated notes due 2020 issued by SGI
2021 Notes	6.625% senior subordinated notes due 2021 issued by SGI
2022 Secured Notes	7.000% senior secured notes due 2022 issued by SGI
2025 Secured Notes	5.000% senior secured notes due 2025 issued by SGI
ASC	Accounting Standards Codification
ASU	Accounting Standards Update
B2C	business to consumer model as it relates to Interactive social gaming
Bally	Bally Technologies, Inc.
Coin-in	the amount wagered
CSG	Beijing CITIC Scientific Games Technology Co., Ltd.
CSL	China Sports Lottery
CSP	Cooperative Services Program
D&A	depreciation, amortization and impairments (excluding goodwill)
ESPP	employee stock purchase plan
ETS	electronic table system
Exchange Act	Securities Exchange Act of 1934, as amended
FASB	Financial Accounting Standards Board
GLB	Beijing Guard Libang Technology Co., Ltd.
Guarantor Subsidiaries	refers to substantially all of SGC’s 100%-owned U.S. subsidiaries other than SGC’s 100%-owned U.S. Interactive social gaming subsidiaries
Hellenic Lotteries	Hellenic Lotteries S.A.
KPIs	Key Performance Indicators
LAP	local-area progressive
LBO	licensed betting office
LNS	Lotterie Nazionali S.r.l.
Net win	Coin-in less payouts
Non-Guarantor Subsidiaries	refers to SGC’s U.S. subsidiaries that are not Guarantor Subsidiaries and SGC’s foreign subsidiaries
Northstar Illinois	Northstar Lottery Group, LLC
Northstar New Jersey	Northstar New Jersey Lottery Group, LLC
Note	refers to a note to our Consolidated Financial Statements in this Annual Report on Form 10-K, unless otherwise indicated
NOL	net operating loss
NYX	NYX Gaming Group Limited, a Guernsey company and leading digital gaming software supplier for interactive, social and mobile gaming worldwide
NYX acquisition	the acquisition of 100% of the capital stock of NYX by SGC on January 5, 2018
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

PMA	private management agreement
POS	point-of-sale
PPU	price-per-unit
PTG	Proprietary table games
R&D	research and development
RCN	Roberts Communications Network, LLC
RFP	request for proposal
RMG	real-money gaming, including sports wagering
RSU	restricted stock unit

SEC	Securities and Exchange Commission
Secured Notes	refers to the 2022 Secured Notes and 2025 Secured Notes, collectively
Securities Act	Securities Act of 1933, as amended
Senior Notes	the Secured Notes and the Unsecured Notes
SG&A	selling, general and administrative
SGC	Scientific Games Corporation
SGI	Scientific Games International, Inc., a 100%-owned subsidiary of Scientific Games Corporation
Shufflers	various models of automatic card shufflers, deck checkers and roulette chip sorters
Subordinated Notes	the 2018 Notes, 2020 Notes and 2021 Notes
Unsecured Notes	10.000% senior unsecured notes due 2022 issued by SGI
U.S. GAAP	accounting principles generally accepted in the U.S.
U.S. jurisdictions	the 50 states in the U.S. plus the District of Columbia and Puerto Rico
VGT	video gaming terminal
VLT	video lottery terminal
WAP	wide-area progressive
WMS	WMS Industries, Inc.

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

PART I
FORWARD-LOOKING STATEMENTS
Throughout this Annual Report on Form 10-K, we make "forward-looking statements" within the meaning of the U.S. Private Securities Litigation Reform Act of 1995. Forward-looking statements describe future expectations, plans, results or strategies and can often be identified by the use of terminology such as "may," "will," "estimate," "intend," "plan," "continue," "believe," "expect," "anticipate," "target," "should," "could," "potential," "opportunity," "goal" or similar terminology. The forward-looking statements contained in this Annual Report on Form 10-K are generally located in the material set forth under the headings "Business," "Risk Factors" and "Management's Discussion and Analysis of Financial Condition and Results of Operations" but may be found in other locations as well. These statements are based upon management's current expectations, assumptions and estimates and are not guarantees of timing, future results or performance. Therefore, you should not rely on any of these forward-looking statements as predictions of future events. Actual results may differ materially from those contemplated in these statements due to a variety of risks and uncertainties and other factors, including, among other things:

•	competition;

•	U.S. and international economic and industry conditions;

•	slow growth of new gaming jurisdictions, slow addition of casinos in existing jurisdictions and declines in the replacement cycle of gaming machines;

•	ownership changes and consolidation in the gaming industry;

•	opposition to legalized gaming or the expansion thereof;

•	inability to adapt to, and offer products that keep pace with, evolving technology, including any failure of our investment of significant resources in our R&D efforts;

•	inability to develop successful products and services and capitalize on trends and changes in our industries, including the expansion of internet and other forms of interactive gaming;

•	laws and government regulations, including those relating to gaming, data privacy, and environmental laws;

•	legislative interpretation and enforcement, regulatory perception and regulatory risks with respect to gaming and sports wagering;

•	reliance on technological blocking systems;

•	expectations of shift to regulated online gaming or sports wagering;

•	dependence upon key providers in our social gaming business;

•	inability to win, retain or renew, or unfavorable revisions of, existing contracts, and the inability to enter into new contracts;

•	protection of our intellectual property, inability to license third-party intellectual property and the intellectual property rights of others;

•	security and integrity of our products and systems;

•	reliance on or failures in information technology and other systems;

•	security breaches and cyber-attacks, challenges or disruptions relating to the implementation of a new global enterprise resource planning system;

•	failure to maintain adequate internal control over financial reporting;

•	natural events that disrupt our operations or those of our customers, suppliers or regulators;

•	inability to benefit from, and risks associated with, strategic equity investments and relationships;

•	failure to achieve the intended benefits of our acquisitions, including the NYX acquisition;

•	the ability to successfully integrate our acquisitions, including the NYX acquisition;

•	incurrence of restructuring costs;

•	implementation of complex revenue recognition standards or other new accounting standards;

•	changes in estimates or judgments related to our impairment analysis of goodwill or other intangible assets;

•	fluctuations in our results due to seasonality and other factors;

•	dependence on suppliers and manufacturers;

•
risks relating to foreign operations, including anti-corruption laws, fluctuations in F/X rates, restrictions on the payment of dividends from earnings, restrictions on the import of products and financial instability, including the potential impact to our business resulting from the affirmative vote in the U.K. to withdraw from the EU, and the potential impact to our instant lottery game concession or VLT lease arrangements resulting from the economic and political conditions in Greece;

•	possibility that the renewal of LNS’ concession to operate the Italian instant games lottery is not finalized (including as the result of a protest);

•	changes in tax laws or tax rulings (including the recent comprehensive U.S. tax reform), or the examination of our tax positions;

•	dependence on key employees;

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
Additional information regarding risks and uncertainties and other factors that could cause actual results to differ materially from those contemplated in forward-looking statements is included from time to time in our filings with the SEC, including under Part I, Item 1A "Risk Factors" in this Annual Report on Form 10-K. Forward-looking statements speak only as of the date they are made and, except for our ongoing obligations under the U.S. federal securities laws, we undertake no obligation to publicly update any forward-looking statements whether as a result of new information, future events or otherwise.
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

ITEM 1.    BUSINESS
Unless otherwise specified or the context otherwise indicates, all references to the words "Scientific Games," "we," "us," "our" and the "Company" refer to SGC and its consolidated subsidiaries. Any references to "Notes" refers to the Notes to Consolidated Financial Statements contained in Part IV, Item 15 of this Annual Report on Form 10-K.
General
SGC was incorporated in the state of Delaware on July 2, 1984. On September 18, 2017, SGC entered into an Agreement and Plan of Merger with SG Nevada Merger Company, a Nevada corporation and SGC’s wholly owned subsidiary (“Newco”), providing for the merger of SGC with and into Newco with Newco surviving the merger (the “Surviving Corporation”), for the sole purpose of changing SGC’s state of incorporation from Delaware to Nevada (the “reincorporation merger”). The reincorporation merger was approved by the affirmative vote of holders of a majority of outstanding shares of Class A common stock of SGC entitled to vote thereon at a special meeting of SGC’s stockholders on November 27, 2017. On January 10, 2018, the reincorporation merger was consummated. Following the consummation of the reincorporation merger, each outstanding share of Class A common stock of SGC, par value $0.01 per share, automatically converted into one share of common stock of the Surviving Corporation, par value $.001 per share. The reincorporation merger did not result in any change in SGC’s name, headquarters, business, management, location of offices, assets, liabilities or net worth, other than as a result of the costs incident to the reincorporation merger.  Our management, including all directors and officers, immediately prior to the reincorporation merger remained the same immediately following the reincorporation merger and assumed identical positions with the Surviving Corporation.
    We are a leading developer of technology-based products and services and associated content for the worldwide gaming, lottery and interactive gaming industries. Our portfolio includes gaming machines and game content, casino-management systems, table game products and services, instant and draw-based lottery games, lottery systems, lottery content and services, interactive gaming (including sports betting technology) and social casino solutions and other products and services. We also gain access to technologies and pursue global expansion through strategic acquisitions and equity investments.
On January 5, 2018, we successfully completed the NYX acquisition. See Part II, Item 7 “Management’s Discussion and Analysis of Financial Condition and Results of Operations,” and Notes 9, 13 and 16, of this Annual Report on Form 10-K for additional information on acquisitions completed during fiscal 2017 and the NYX acquisition. At the end of fiscal 2017, we reported our operations in three business segments - Gaming, Lottery and Interactive. As a result of the NYX acquisition (see Note 9) and starting with the first quarter 2018 reporting period, we will report our operations in four business segments, representing our different products and services: Gaming, Lottery, Social and Digital.
Strategy
We strive to provide high quality products and services to our customers across all three of our business segments -- Gaming, Lottery and Interactive.
To this end, we are focused on the following strategies:

•
Drive innovation— We place great emphasis on producing innovative and high-performing Gaming, Lottery and Interactive content, products and services that provide differentiated value to our customers. We seek to leverage our expansive content library and portfolio of proprietary and licensed intellectual property, and use our extensive player and customer research in order to bring innovation to our products, services and processes. We believe that following the closing of the NYX acquisition in January 2018, we are well positioned to lead the digital transformation of gaming, as we expect the combination will create a broad, end-to-end portfolio offering of advanced technologies.

•
Focus on prudent fiscal management to improve financial returns and cash flow from operations— Setting the right operational and strategic priorities to support our customers, aligning our resources to achieve our targets and tracking our performance is our near term focus. All of these factors, if successful, should increase our cash flow from operations available to reduce our financial leverage.

•
Build a corporate culture open to new ideas and opportunities that help to accelerate deleveraging— We are creating a culture of discipline that aligns and uses our resources more effectively, and at the same time cultivates open minds willing to capitalize on additional opportunistic situations where we might be able to accelerate our deleveraging efforts.

Segments

At the end of fiscal 2017, we reported our operations in three business segments (Gaming, Lottery and Interactive), representing our different products and services. See " Management’s Discussion and Analysis of Financial Condition and Results of Operations - Business Segment Results" in Part II, Item 7, and Notes 2 and 3, of this Annual Report on Form 10-K for additional business segment information, including the segment reporting change effective first quarter of 2018 as a result of the NYX acquisition, the types of products and services from which our segments derive their revenues, certain financial information relating to our segments, including segment revenue, operating income (loss) and total assets for the last three fiscal years, and certain financial information relating to our revenue derived from and assets located in the U.S. and other geographic areas for the last three fiscal years.

Our foreign operations are subject to a variety of risks. These risks are discussed further under “Risk Factors” in Part I, Item 1A and under “Quantitative and Qualitative Disclosures About Market Risk” in Part II, Item 7A of this Annual Report on Form 10-K. Additionally, the specific translation impacts of foreign currency fluctuations, particularly the British Pound Sterling, the Euro and the Australian Dollar, on our consolidated financial statements are further discussed in “Management’s Discussion and Analysis of Financial Condition and Results of Operations” in Part II, Item 7 of this Annual Report on Form 10-K.

Gaming Segment
The gaming industry is characterized by the continuous development of new technologies, products and game content. Gaming products and services are used by a diverse group of gaming operators and U.S. and international lotteries which may offer VLTs and other forms of gaming, such as bingo and sports wagering.
Our products are installed in all of the major regulated U.S. gaming jurisdictions, and in approximately 176 international gaming jurisdictions. Growth of gaming in land-based venues is driven by the opening of new casinos in both new and existing jurisdictions and the expansion of existing casinos. In addition, the land-based gaming supply business is significantly impacted by the rate at which casinos and other gaming operators replace their gaming machines, which depends on a number of factors, including their capital budgets. Virtually all sectors of the gaming industry are impacted by changes in economic conditions that impact players’ disposable incomes.
A substantial portion of our U.K. gaming business benefits from contracts with two of the large U.K. bookmakers (two entities that subsequently merged and formed Ladbrokes Coral Group), which represent a significant portion of our U.K. LBO server-based gaming business. These contracts are discussed under “Business Segment Results-Gaming” in Part II, Item 7 of this Annual Report on Form 10-K.
Competition
The gaming machine sector is highly competitive and is characterized by the continuous introduction of new games, gaming machines and related technologies. We compete primarily with Ainsworth Game Technology, Aristocrat Leisure Ltd., ("Aristocrat"), Aruze Gaming America, Inc., Everi Games Inc. (formerly known as Multimedia Games, Inc. and a subsidiary of Everi Holdings Inc.), International Game Technology ("IGT") (a subsidiary of International Game Technology PLC (the successor of Gtech S.p.A)), Inspired Gaming Group Limited, Konami Digital Entertainment, Inc. ("Konami"), and the Novomatic Group of Companies. Our principal direct competitor in our U.K. LBO business is Inspired Gaming Group Limited.
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
Competition for PTG content is based on player appeal, brand recognition, price and the strength of the underlying intellectual property. We compete on this basis, and on the strength of our extensive sales, service, marketing and distribution channels. We also compete with non-PTG such as blackjack and baccarat, and several companies that primarily develop and license PTGs such as Galaxy Gaming, Inc. and Masque Publishing, Inc. Finally, some of our product lines may compete against each other for space on the casino floor.

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
The table below lists our more significant lottery contracts as of December 31, 2017, representing approximately 35% of our Lottery revenue. Also included are instant or draw lottery game retail sales (as applicable), if publicly available, for each jurisdiction.

Lottery/Operator	Fiscal 2017 State Instant Game or Lottery Systems Retail Sales (in millions)	Type of Contract	Commencement Date of Current Contract	Expiration Date of Current Contract (before any exercise of remaining renewal options)(1)	Current Renewal Options Remaining
Florida	$4,238	Instant Games - Participation	October 2008	September 2018	None
Georgia	$3,096	Instant Games - Participation	September 2003	September 2025	None
Pennsylvania	$4,040	Lottery Systems	January 2009	June 2019	None
	$2,735	Instant Games - Participation	August 2007	June 2019	None
Maryland	$1,990	Lottery Systems	May 2017	May 2025	1 four-year
LNS (Italy)(2)	€9,216	Instant Games - PPU	October 2010	September 2028	None
Camelot Group plc (U.K.)	£2,535	Instant Games - Participation	November 2013	January 2023	None
(1) Our lottery contracts with U.S. state governmental authorities generally contain termination for convenience clauses, which may be exercised at the election of state government.
(2) In December 2017, LNS accepted a contract extension of up to nine years for the Italian Scratch and Win concession.
Competition
The instant lottery game sector is highly competitive and continues to be subject to intense price-based competition. Our principal instant games competitors in the U.S. are IGT and Pollard Banknote Limited. Internationally, a number of instant lottery game vendors compete with us including the competitors noted above and diversified printers in India, China and Latin America. Our principal competitors in the supply of lottery-related licensed games, promotional entertainment and loyalty or rewards programs are Alchemy3 LLC, ePrize LLC, IGT, Intralot S.A. and Pollard Banknote Limited.
The lottery systems business is also highly competitive and continues to be subject to intense price-based competition. Our principal competitors in this business are IGT, Intralot S.A. and Tattersalls Group. We also compete with various suppliers of lottery system components, such as terminals and computer systems, and lottery operators that internally develop their own systems.
As countries liberalize gaming regulations, lotteries may expand their scope by offering sports wagering, gaming machines, interactive gaming or other forms of gaming, which may introduce new suppliers that compete with us for lottery customers. In some jurisdictions, the liberalization of gaming regulations has included the privatization or outsourcing of all or a portion of the lottery operations via a competitive bidding process. We believe Camelot Group plc, IGT, Intralot, S.A. and the Tattersalls Group to be among those competitors who may also bid on such opportunities.

Interactive Segment
Our Interactive business segment includes social (non-wagering) gaming and interactive RMG. Through our Interactive segment, we make available WMS®, Bally®, SHFL®, Barcrest®, Bingo ShowdownTM and third-party branded content directly to players of social gaming, or-in the case of RMG-directly to online casino operators. Our SG Universe® service features multiple platforms which enable land-based casinos to increase engagement with their players. Our Interactive business is focused on products and services that operate on both mobile and desktop products and platforms.
Competition
In our social gaming business, we compete for the leisure time and discretionary spending of consumers with other interactive gaming entertainment companies that offer social casino games and other entertainment services. Our primary social casino games competitors include Big Fish Games Inc. (a subsidiary of Aristocrat), DoubleU Games, GSN/Bash Gaming, Playtika (acquired by a group of investors led by Shanghai Giant Network Technology Co. in 2016), Product Madness (a subsidiary of Aristocrat) and Zynga Inc. Our primary video game competitors outside of social casino games providers include Activision Blizzard, Electronic Arts, Kabam, King, Zynga, and Supercell. In our RMG business, our primary competitors are IGT, Microgaming Software Systems Ltd., Net Entertainment, and Playtech Limited.

Research and Development
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
We have Gaming R&D personnel located in our Las Vegas, Nevada and Chicago, Illinois facilities. A large portion of our Lottery R&D team is based in our Alpharetta, Georgia facilities. We have Interactive personnel located primarily in Chicago, Illinois; Cedar Falls, Iowa; Austin, Texas; and Tel Aviv, Israel. We also have game development studios in Las Vegas, Nevada, Sydney, Australia, Manchester, England and India (including Bangalore, Chennai and Pune), with additional R&D staff in other locations, including Reno, Nevada and Vienna, Austria. During the years ended December 31, 2017, 2016 and 2015, our R&D expense totaled $184.1 million, $204.8 million and $183.9 million, respectively.

Intellectual Property
Many of our products use intellectual property rights, including trademarks, trade dress, copyrights, patents and trade secrets.  We consider our intellectual property rights to be, in the aggregate, material to our business. We protect our investment in R&D by seeking intellectual property protection as appropriate for our technologies and content. We also acquire and license intellectual property from third parties.

The terms of our patents vary based on the date and jurisdiction of filing. The term of U.S. patents generally expires 20 years from the date of filing of the first non-provisional patent application in a family of patents. The actual protection afforded by a patent depends upon the type of patent, the scope of its coverage and the availability of legal remedies in the applicable country. Certain technologies, which are material to our businesses, are the subject of patents issued and patent applications currently pending in the U.S. and certain other countries. Our Lottery business uses our patented and patent-pending technologies in the production, secure printing, validation and distribution of instant lottery games. Our Gaming and Interactive businesses use our patented and patent-pending technologies in games and associated platforms and systems. And under a patent cross-licensing agreement with IGT, we can offer games using patented game features from the patent portfolios of other members of IGT’s slot game features pool.
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

We believe that our use of both our own and third-party licensed brand names and related intellectual property contributes to the appeal and success of our products, and that our future ability to license, acquire or develop new brand names is important to our continued success. Therefore, we continue to invest in the recognition of our brands and brands that we license. Certain of our games are based on popular brands licensed from third parties, such as Hasbro International, Inc., Fremantle Media North America, CBS Studios Inc., Turner Entertainment Co., Warner Bros. Consumer Products Inc., Harley-Davidson, Playboy Enterprises International, Inc., Paramount Pictures Corporation, Hearst Holdings Inc., King Features Syndicate Division, Twentieth Century Fox Licensing and Merchandising, Major League Baseball and National Basketball Association.
From time to time, we become aware of potential infringement of our intellectual property by competitors and other third parties and consider what action, if any, to take in that regard, including litigation where appropriate. We are also subject to threatened or actual intellectual property-related claims by third parties from time to time.

Production Processes, Sources and Availability of Components
We currently produce substantially all of our gaming machines at our facilities in Las Vegas and Sydney, Australia. We also have finishing lines in our Barcelona, Spain facility, in Midrand, South Africa; Buenos Aires, Argentina; and Manchester, England. These finishing lines allow for the completion and testing of our gaming machine assemblies from our facilities in Las Vegas. We also refurbish used gaming machines primarily at our Las Vegas facilities.
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

Seasonality
Our results of operations can fluctuate due to seasonal trends and other factors. Sales of our gaming machines to casinos are generally strongest in the spring and slowest in the summer, while revenue from our Participation gaming machines is generally highest in the spring and summer. Player activity in our Interactive business is generally slower in the second and third quarters of the year, particularly during the summer months. See the risk factor captioned "Our results of operations fluctuate due to seasonality and other factors, and, therefore, our periodic operating results are not guarantees of future performance" under the heading "Risk Factors" in Part I, Item 1A of this Annual Report on Form 10-K for additional information.

Employees
As of December 31, 2017, we employed approximately 8,600 persons worldwide, with approximately 4,600 employed domestically and 4,000 employed internationally.

Government Regulation
General
The gaming and lottery industries are generally subject to extensive and evolving regulation that customarily includes some form of licensing or regulatory screening of operators, suppliers, manufacturers and distributors and their applicable affiliates, their major shareholders, officers, directors and key employees. In addition, certain of our gaming products and technologies must be certified or approved in certain jurisdictions in which we operate. Regulators review many facets of an applicant or holder of a license, including its financial stability, integrity and business experience. Any failure to receive a license or the loss of a license that we currently hold could have a material adverse effect on us or on our results of operations, cash flow or financial condition.

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

We have developed and implemented a rigorous internal compliance program in an effort to ensure that we comply with legal requirements imposed in connection with our Gaming and Lottery activities, and legal requirements generally applicable to all publicly traded companies. The compliance program is run on a day-to-day basis by our Chief Compliance Officer with legal advice provided by attorneys in our legal and compliance departments and outside experts. The compliance program is overseen by the Compliance Committee of our Board of Directors, which is comprised of employee and non-employee directors and a non-employee gaming law expert. While we are firmly committed to full compliance with all applicable laws, we cannot assure that our compliance program will prevent the violation of one or more laws or regulations, or that a violation by us or an employee will not result in the imposition of a monetary fine or suspension or revocation of one or more of our licenses.

In the EU, various judgments by the Court of Justice of the European Union ("CJEU") have addressed the approaches adopted by certain member states to restrict and/or regulate gaming. Topics addressed in those judgments include the ability of member states to grant, or to maintain, monopolies for gaming and lottery activities and the power of member states to limit access by gaming and/or lottery providers established elsewhere in the EU. Several cases on these subjects are currently pending in the CJEU. However, the European Commission recently dropped all enforcement actions related to gambling in an effort to change the way it enforces EU law. The ramifications of this decision are not clear and the impact on gaming is not known at this time.

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

From time to time, we retain government affairs representatives in various U.S. and international jurisdictions to advise elected and appointed officials and the public concerning our views on gaming and lottery-related legislation, and to monitor such legislation and to advise us in our relations with gaming and lottery authorities.

Gaming
We provide our games, gaming machines, gaming systems, table products and related products and services in legal gaming jurisdictions worldwide. The manufacture, distribution, provision and operation of our gaming products and services is subject to regulation and approval by various city, county, state, provincial, federal, tribal and foreign agencies. The primary purposes of these rules are to (1) ensure the responsibility, financial stability and character of the parties involved in these activities through licensing and registration requirements, (2) ensure the integrity and compliance of our gaming products and services and (3) prohibit the use of gaming products and services at unauthorized locations or for the benefit of undesirable parties.
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
We believe we hold all of the licenses and permits necessary to conduct our business. We are authorized to sell, lease or operate our gaming products and services in approximately 449 jurisdictions worldwide (including jurisdictions that do not require licensing), including approximately 176 international gaming jurisdictions.
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

To ensure the integrity of contract awards and lottery operations, most jurisdictions require detailed background disclosure on a continuous basis from, and conduct background investigations of, vendors and their officers, directors, subsidiaries, affiliates and principal stockholders. Background investigations of the vendors' employees who will be directly responsible for the operation of lottery systems are also generally conducted and most states reserve the right to require the removal of employees who they deem to be unsuitable or whose presence they believe may adversely affect the operational security or integrity of the lottery. Certain jurisdictions also require extensive personal and financial disclosure and background checks from persons and entities that hold a specified percentage (typically five percent or more) of a vendor's securities either legally, beneficially and/or through voting rights. The failure of such holders of our securities to submit to background checks and provide such disclosure could result in the imposition of penalties and could jeopardize the award of a lottery contract to us or provide grounds for termination of an existing lottery contract.

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

Interactive

In the U.S., the Unlawful Internet Gambling Enforcement Act of 2006 ("UIGEA") prohibits among other things, the acceptance by a business of a wager by means of the internet where such wager is prohibited by any applicable law where initiated, received or otherwise made. Under UIGEA severe criminal and civil sanctions may be imposed on the owners and operators of such systems and on financial institutions that process wagering transactions. The law contains a safe harbor for wagers placed within a single state (disregarding intermediate routing of the transmission) where the method of placing the bet and receiving the bet is authorized by that state's law, provided the underlying regulations establish appropriate age and location verification.

Within the past few years, state-authorized internet casino gaming has been launched in Delaware and New Jersey and state authorized online poker has been launched in Nevada. A number of other states have adopted or are considering adopting legislation to specifically authorize online poker, online gambling, and sports betting, subject to federal restrictions on sports wagering being lifted. Additionally, two state lotteries offer (and other lotteries are considering offering) internet instant game sales to in-state lottery customers and a number of other states allow subscription sales of draw games over the internet. For example, Pennsylvania recently passed a broad gaming expansion bill, which, among other things, authorized online gambling in the form of slot machines, table games and poker. It also authorized land-based and online sports wagering in the event the federal restrictions on sports wagering are lifted. This new legislation also authorized Pennsylvania's lottery to distribute lottery products, including instant ticket games, through numerous channels including web applications, mobile applications, mobile web, tablets and social media.
There have been various state and federal bills proposed recently in the U.S. to restrict or prohibit interactive gaming and lottery sales. Very significant resources are being devoted to supporting these efforts. Although these efforts have generally not been successful, we cannot assure that laws restricting interactive gaming or lottery sales will not be passed at either the federal or state level. For instance, in May 2015, the Minnesota legislature passed an amendment to the state’s lottery law prohibiting the sale of instant win lottery tickets over the internet. Furthermore, changes in the executive branches of government at the state and federal level could affect federal and state policies on gaming as well.

In addition, the outcome of a U.S. Supreme Court case argued in December 2017, Governor Christopher J. Christie, et al., v. National Collegiate Athletic Association, et al., may affect state and federal policies with respect to sports wagering. This case is expected to address the question of whether the Professional and Amateur Sports Protection Act of 1992, a federal statute enacted to stop the spread of state-sponsored sports gambling, impermissibly commandeers the regulatory power of the states.

To varying degrees, a number of European governments have taken steps to change the regulation of internet wagering through the implementation of new or revised licensing and taxation regimes, some of which include the imposition of sanctions on unlicensed providers. With the recent developments of the European Commission dropping enforcement actions related to gambling, these evolving rules and regulations may change quickly and dramatically. Countries outside Europe and the U.S. have also begun evaluating interactive gaming regulation and an increase in regulated markets outside of the U.S. and Europe is likely to continue. Some of our competitors may be more willing to provide internet wagering in countries where the relevant laws and regulations are unclear or not uniformly enforced, putting us at a competitive disadvantage if we do not provide services related to internet wagering in such countries.

We continue to devote significant attention to monitoring these developments. However, we cannot predict the timing, scope or terms of any state, federal or foreign regulations relating to interactive gaming and lottery sales.

Additional Information Regarding Government Regulations

We are subject to specific gaming requirements in the different jurisdictions in which we operate. For additional information, we have filed a summary of the gaming regulations that govern our businesses as an exhibit to this Annual Report on Form 10-K. See Exhibit 99.10 (Gaming Regulations). In addition, see "Risk Factors" in Part I, Item 1A of this Annual Report on Form 10-K for a discussion of risk factors related to gaming, lottery and RMG regulations to which we may be subject.

Executive Officers of the Company

Certain information regarding each of our executive officers is set forth below.

Name	Age	Position
Kevin M. Sheehan	64	President and Chief Executive Officer
Michael A. Quartieri	49	Executive Vice President, Chief Financial Officer, Treasurer and Corporate Secretary
Michael F. Winterscheidt	47	Chief Accounting Officer
David W. Smail	52	Executive Vice President and Chief Legal Officer
James C. Kennedy Jr.	61	Executive Vice President and Group Chief Executive, Lottery
Derik J. Mooberry	45	Executive Vice President and Group Chief Executive, Gaming
Larry A. Potts	70	Senior Vice President, Chief Compliance Officer and Director of Corporate Security
Kevin M. Sheehan has served as President and Chief Executive Officer since August 2016. Previously he served as Chief Executive Officer and President of Norwegian Cruise Line Holding Ltd. Prior to that, Mr. Sheehan served as Chief Executive Officer of Cendant Corporation's Vehicle Services Division, which included global responsibilities of Avis, Budget, PHH Vehicle Management Services and Wright Express. Earlier in his career, Mr. Sheehan served as President of STT Video Partners (Sega Channel) and was instrumental in the creation and launch of Telemundo.
Michael A. Quartieri has served as Executive Vice President, Chief Financial Officer, Treasurer and Corporate Secretary since March 2016. Previously, he served as the Company’s Vice President and Corporate Controller. Prior to joining SGC, Mr. Quartieri served nine years with Las Vegas Sands Corp., ending his tenure as Senior Vice President, Chief Accounting Officer and Global Controller. Prior to that, he had a 13‑year tenure at Deloitte & Touche LLP, rising to the position of Director of Audit and Assurance Services and specializing in gaming and hospitality clients.

Michael F. Winterscheidt has served as Chief Accounting Officer since February 2017. Previously, he served as the Company's Vice President and Corporate Controller. Prior to joining SGC, Mr. Winterscheidt served three years with Caesars Entertainment Corporation, ending his tenure as Vice President and Corporate Controller. Prior to that, he had leadership roles leading the corporate accounting and financial reporting organizations of Delta Airlines, Inc. and Microsoft Corporation. He was previously a manager in the audit practice of the global accounting firm of Arthur Andersen LLP.
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
James C. Kennedy Jr. has served as Executive Vice President and Group Chief Executive of Lottery since September 2013. Prior to this role, Mr. Kennedy served as President of Printed Products and Chief Marketing Officer. From 2005 to 2011, Mr. Kennedy served as Senior Vice President of SGI, and, prior to that, Mr. Kennedy served as Vice President of U.S. Sales for SGI. Prior to joining SGC in 1985, Mr. Kennedy was a Systems Engineer for Computer Task Group.
Derik J. Mooberry has served as Executive Vice President and Group Chief Executive of Gaming since November 2014. Previously, he served as Senior Vice President of Games, Table Game Products and Interactive Research & Development for Bally. He has also held roles as Bally’s Vice President of Systems Operations, Vice President of Strategic Planning, Vice President of System Sales-Western North America, Vice President of North America Game Sales, and Vice President of Sales-Americas since joining Bally in 2001.
Larry A. Potts has served as Senior Vice President, Chief Compliance Officer and Director of Corporate Security since March 2015. He served as Vice President, Chief Compliance Officer and Director of Security from February 2006 to March 2015. Mr. Potts joined SGC in September 2004 as Vice President, Security and Compliance. Previously, he was the Chief Operating Officer of an international consulting and investigative company in Washington, D.C. Prior to that, he served as a Special Agent of the Federal Bureau of Investigation for over 23 years, where he served in a number of management positions, including Deputy Director.

Access to Public Filings
We file annual reports, quarterly reports, current reports, proxy statements and other documents with the SEC under the Exchange Act. Copies of any materials we file with the SEC are also available at the SEC’s Public Reference Room at 100

F Street, N.E. Washington, D.C. 20549. Information on the operation of the Public Reference Room may be obtained by calling the SEC at 1-800-SEC-0330. In addition, the SEC maintains an Internet site that contains reports, proxy and information statements and other information regarding issuers that file electronically with the SEC at www.sec.gov.
We make the following information available free of charge through the Investors link on our website at www.scientificgames.com/investors:

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

•	our Code of Business Conduct, which applies to all of our officers, directors and employees (including our Chief Executive Officer and Chief Financial Officer).
The above details about our website and its content are only for information. The contents of the Company's website are not, nor shall they be deemed to be, incorporated by reference in this Annual Report on Form 10-K.

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
Gaming
Our Gaming business faces significant competition, not only from traditional gaming suppliers, but also from a number of other domestic and foreign providers, some of which have substantially greater financial resources and/or experience than we do. In some cases, we compete against gaming operators, including illegal or unregulated operators. Additionally, we face competition from an increased number of small gaming companies that have emerged in recent years and are able to focus their resources on developing a smaller number of high-performing products.
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
Lottery
Our Lottery business faces competition from a number of domestic and foreign businesses, some of which have substantially greater financial resources than we do, which impacts our ability to win new contracts and renew existing contracts. In addition, the U.S. lottery industry has matured such that we believe the number of states conducting lotteries is unlikely to increase materially in the near‑term. As some jurisdictions seek to privatize or outsource lottery operations (including partial privatizations through PMAs or otherwise), we face competition from both traditional and new competitors with respect to these opportunities. In some cases, we may find it necessary or desirable to enter into strategic relationships with third parties, including competitors, and may be required to commit significant sums of money in order to pursue these opportunities.
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
We face increased price competition in our Lottery systems business from our three principal competitors in that business. This may adversely affect our ability to win or renew lottery systems contracts or reduce the profitability of lottery systems contracts that we do win. For example, since 2013, we have lost lottery systems contracts to competitors in Colorado and Indiana following the expiration or termination of our contracts there.
Any future success of our Lottery business will also depend, in part, on the success of the lottery industry in attracting and retaining players in the face of increased competition for these players’ entertainment dollars, and our own success in developing innovative products and systems to achieve this goal. Our failure to achieve this goal could reduce our revenue from our Lottery operations. Additionally, pressure on state and other government budgets could lead to other forms of gaming being legalized, which could adversely impact our Lottery business.
Interactive
Our Interactive business is also subject to significant competition. Our RMG business focuses on the supply of game content to online casino operators, and there are a number of competitors in that industry, including from illegal or unregulated operators. Additionally, we provide Interactive social gaming services, as do several of our competitors and our customers. This also causes us to compete with social gaming companies that have no connection to regulated RMG, and many of those companies have a base of existing users that is larger than ours. In some cases, we compete against gaming operators who expand their product lines to include social casinos and leverage their land-based gaming relationship with us to license social casino content from us.
In addition, the ongoing evolution of regulations governing sports wagering could lead to increased competition, over time, as large land-based operators, games companies and other online entertainment companies may seek to enter the remote sports wagering market. Such organizations, some with long established and trusted brands, may buy or build capabilities to allow them to effectively compete with us or our customers. This could lead to a reduction in customers’ revenue and profitability, which would in turn negatively impact upon our financial performance. The success of sports wagering within our RMG business is also dependent upon the strength of our customers’ brands. Maintaining and enhancing these brands requires significant expense. As the market becomes more competitive, the value of these brands may not be maintained or enhanced.
In jurisdictions that authorize internet gaming, we cannot assure that we will be successful in offering our technology, content and services to internet gaming operators as we expect to face intense competition from our traditional competitors in the gaming and lottery industries and a number of other domestic and foreign providers (or, in some cases, the operators themselves), some of which have substantially greater financial resources and/or experience in this area than we do. In addition, there is a risk that the authorization of the sale of gaming and lottery offerings via interactive channels in a particular jurisdiction could, under certain circumstances, adversely impact our Gaming and Lottery offerings through traditional channels in such jurisdiction. Any such adverse impact would be magnified to the extent we are not involved in, and generating revenue from, the provision of interactive gaming and lottery products or services in such jurisdiction.
In order to stay competitive in our Interactive business, we will need to continue to create and market game content that attracts players and invest in new and emerging technologies. Some of our competitors may be more willing to provide internet wagering (including sports wagering) in countries where the relevant laws and regulations are unclear or not uniformly enforced, putting us at a competitive disadvantage if we do not provide services related to internet wagering (including sports wagering in such countries.
We have offered customers discounts, free trials and free spins in connection with our Interactive business. We cannot assure that competitive pressure will not cause us to increase the incentives that we offer to our customers, which could adversely impact our results of operations, cash flows and financial condition.
Unfavorable U.S. and international economic conditions, or decreased discretionary spending or travel due to other factors such as terrorist activity or threat thereof, civil unrest or other economic or political uncertainties, may adversely affect our business, results of operations, cash flows or financial condition.

Unfavorable economic conditions, including recession, economic slowdown, decreased liquidity in the financial markets, decreased availability of credit and relatively high rates of unemployment, have had, and may continue to have, a negative effect on our business. Socio-political factors such as terrorist activity or threat thereof, civil unrest or other economic or political uncertainties that contribute to consumer unease may also result in decreased discretionary spending or travel by consumers and have a negative effect on our Gaming business. We cannot fully predict the effects that unfavorable social, political and economic conditions and economic uncertainties and decreased discretionary spending or travel would have on us, as they would be expected to impact our customers, suppliers and business partners in varied ways.
In our Gaming business, especially our Participation gaming business, our revenue is largely driven by players’ disposable incomes and level of gaming activity. Unfavorable economic conditions have reduced the disposable incomes of casino patrons and resulted in fewer patrons visiting casinos, whether land‑based or online, and lower amounts spent per casino visit. A further or extended decline in disposable income could result in reduced play levels on our Participation gaming machines, causing our results of operations and cash flows from these products to decline. Additionally, higher airfares and other costs may adversely affect the number of players visiting our customers’ casinos. Adverse changes in discretionary consumer spending or consumer preferences, resulting in fewer patrons visiting casinos and reduced play levels, could also be driven by factors such as an unstable job market, outbreaks of contagious diseases or fears of terrorism or other violence. A decline in play levels may negatively impact the results of operations, cash flows and financial condition of our casino customers and their ability to purchase or lease our products and services.
Unfavorable economic conditions have also impacted, and could continue to impact, the ability of our Gaming customers to make timely payments to us. In addition, unfavorable economic conditions have caused, and could continue to cause, some of our Gaming customers to close gaming venues or ultimately declare bankruptcy, which would adversely affect our business. In recent years, our Gaming business has expanded the use of extended payment term financing for gaming machine purchases, and we expect to continue to provide a higher level of extended payment term financing in this business until demand from our customers for such financings abates. These financing arrangements may increase our collection risk, and if customers are not able to pay us, whether as a result of financial difficulties, bankruptcy or otherwise, we may incur provisions for bad debt related to our inability to collect certain receivables. In addition, both extended payment term financing and operating leases result in a delay in our receipt of cash, which reduces our cash balance, liquidity and financial flexibility to respond to changing economic events. Unfavorable economic conditions may also result in volatility in the credit and equity markets. The difficulty or inability of our customers to generate or obtain adequate levels of capital to finance their ongoing operations may reduce their ability to purchase our products and services.
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
As repeat customers represent a substantial part of our Gaming business revenue, our business, results of operations, cash flow and financial condition could be negatively affected if our casino customers are sold to or merge with other entities. Such entities may purchase more products and services from our competitors, reduce spending on our products or cause downward pricing pressures. Consolidation among casino operators could result in order cancellations or a slowing in the replacement cycle for existing gaming machines, or could require our current customers to purchase our competitors’ products, any of which could negatively impact our Gaming business.
Gaming opponents persist in their efforts to curtail the expansion of legalized gaming, which, if successful, could limit the growth of our operations.
There is significant debate over, and opposition to, land‑based and interactive RMG. We cannot assure that this opposition will not succeed in preventing the legalization of gaming in jurisdictions where it is presently prohibited, prohibiting or limiting the expansion of gaming where it is currently permitted or causing the repeal of legalized gaming in any jurisdiction. Any successful effort to curtail the expansion of, or limit or prohibit, legalized gaming could have an adverse effect on our results of operations, cash flows and financial condition.
In addition, there is significant opposition to interactive social gaming. Some states or countries could introduce a regulatory framework to govern interactive social gaming. These regulations could result in a prohibition on interactive social gaming altogether or substantially increase our costs to comply with these regulations, all of which could have an adverse effect on our results of operations, cash flows and financial condition. We cannot predict the likelihood, timing, scope or terms of any such regulation or the extent to which they may affect our Interactive social gaming business.
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
Introducing new and innovative products and services requires us to adapt and refine our manufacturing, operations and delivery capabilities to meet the needs of our product innovation. If we cannot efficiently adapt our manufacturing infrastructure to meet the needs associated with our product innovations, or if we are unable to develop products or upgrade our production capacity in a timely manner, our business could be negatively impacted. In the past, we have experienced delays in launching new products and services due to the complex or innovative technologies embedded in our products and services. Such delays can adversely impact our results of operations, cash flows and financial condition.
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
We and our industries are subject to strict government regulations that may limit our existing operations, have an adverse impact on our ability to grow and affect our license eligibility or expose us to fines or other penalties.
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
In October 2017, the U.K. government published its consultation on the review of stakes and prizes for all gaming terminals in the U.K. gaming sector. The consultation recommends a reduction in stakes on certain gaming machines. Although the consultation period closed in January 2018, a decision by the U.K. government is not expected to occur until the second quarter of 2018 or later. Any reduction to stakes could negatively impact our customers and our U.K. gaming business.
We and certain of our affiliates, major stockholders (generally persons and entities beneficially owning a specified percentage (typically 5% or more) of our equity securities), directors, officers and key employees are subject to extensive background investigations and suitability standards in our businesses. For additional details regarding the background investigations, the risks of failure of any such individuals or entities to submit to such background investigations, the significant approval and licensing discretion of regulatory authorities, and the authority granted to these regulatory authorities, see “Government Regulation” in Part I, Item 1 of this Annual Report on Form 10-K. Our failure, or the failure of any of our major stockholders, directors, officers, key employees, products or technology, to obtain or retain a required license or approval in one jurisdiction could negatively impact our ability (or the ability of any of our major stockholders, directors, officers, key employees, products or technology) to obtain or retain required licenses and approvals in other jurisdictions.
In light of these regulations and the potential impact on our business, our amended and restated articles of incorporation and amended and restated bylaws allow for the restriction of stock ownership by persons or entities who fail to comply with informational or other regulatory requirements under applicable gaming laws, who are found unsuitable to hold our stock by gaming authorities, whose stock ownership adversely affects our ability to obtain, maintain, renew or qualify for a license, contract, franchise or other regulatory approval from a gaming authority or a purported transferee of a stockholder who acquires shares made invalid pursuant to our amended and restated articles of incorporation and amended and restated bylaws. The licensing procedures and background investigations of the authorities that regulate our businesses and the restriction in our amended and restated articles of incorporation and amended and restated bylaws may inhibit potential investors from becoming significant stockholders or inhibit existing stockholders from retaining or increasing their ownership.
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
Our customers are required to comply with all applicable laws. In addition, we maintain and update a list of jurisdictions where we believe there is legal or regulatory risk associated with remote gaming and require that our customers contractually agree not to offer our games or accept wagers from end users in such jurisdictions. We are in the process of integrating the NYX business and taking steps to implement such contractual provisions with NYX’s customers but such process has not yet been completed. Despite our efforts, there can be no assurance that our customers will remain in compliance with laws or with the terms of their contracts with us or that a breach of any of the foregoing will be identified or cured in a timely manner.

We have developed and implemented an internal compliance program in an effort to ensure that we comply with legal requirements imposed in connection with our Gaming and Lottery activities and legal requirements generally applicable to all publicly traded companies. Refer to page 13, “Government Regulation - Gaming” in Part I, Item 1 of this Annual Report on Form 10-K, for additional details about the compliance program. We cannot assure that such steps will prevent the violation of one or more laws or regulations, or that a violation by us or an employee will not result in the imposition of a monetary fine, suspension or revocation of one or more of our licenses or other penalties.
Laws and regulations relating to our Interactive businesses (including sports wagering) are evolving. For additional discussion regarding risks associated with the evolving regulatory landscape for interactive gaming and sports wagering, see the risk factors below captioned "We may not be able to capitalize on the expansion of internet or other forms of interactive gaming or other trends and changes in the gaming and lottery industries, including due to laws and regulations governing these industries."; “Legislative interpretation and enforcement of certain gaming or sports wagering activities could adversely affect the Company’s financial performance and reputation”; “Regulators may perceive gaming or sports wagering suppliers and operators similarly, and their respective regulatory risk.”; “We rely on technological blocking systems”; “Expectations of a shift to regulated online gaming or sports wagering may not come to fruition”; "We may incur additional impairment charges", “We rely on the ability to use the intellectual property rights of third parties”, and “We rely on the ability to use the intellectual property rights of third parties” and “Government Regulation” in Part I, Item 1 of this Annual Report on Form 10-K.
See Exhibit 99.10 (Gaming Regulations) for additional information regarding certain of the regulations that govern our Gaming and Interactive businesses.
Legislative interpretation and enforcement of certain gaming or sports wagering activities could adversely affect the Company’s financial performance and reputation.
Some jurisdictions seek to regulate gaming or sports wagering; others seek to prohibit it. We generate a portion of our operating results through licensing our proprietary software technology and games to enable gaming or sports wagering operators to provide gaming or sports wagering services to customers where such services are dependent on that software and the functionality it provides. Laws and regulations relating to the supply of such services are complex, inconsistent and evolving, and we may be subject to such laws either directly through explicit service provision or indirectly insofar as we have assisted the supply to customers who are themselves subject to such laws. For example, where supply by the Company to the customer is critical to the gaming or sports wagering transaction, there is a risk that a regulator could take direct enforcement action against us.
Many jurisdictions have not updated their laws to address the supply of remote gaming or sports wagering, which by its nature is a multi-jurisdictional activity. Moreover, the legality of such activities and related services is subject to uncertainties arising from differing approaches by legislatures, regulators and enforcement agents including in relation to determining in which jurisdiction the gaming takes place and therefore which law applies and in relation to regulations being interpreted in unfavorable or unanticipated ways.
We monitor legal and regulatory developments in all of our material gaming or sports wagering markets and generally seek to keep abreast of legal and regulatory developments affecting our industries. However, we do not necessarily monitor, on a continuous basis, the laws and regulations in every jurisdiction where we or our customers do business and, therefore, we or our customers may operate in jurisdictions where we may be unaware of the full extent of the legal or regulatory risk.
Sometimes we are able to take the additional precautionary step of blocking wagers from jurisdictions where we are aware of material legal or regulatory risk associated with remote gaming or sports wagering. In addition, the Company protects itself through contractual mechanisms with our customers explicitly allowing us to suspend or terminate services if such customers offer our games or accept wagers from end users in certain jurisdictions.
Despite the monitoring undertaken by the Company and the other precautions we take, it is possible that, due to the above factors, such measures are not sufficient and that criminal or regulatory actions could be brought against us or our employees or directors, any or all of which could have a detrimental effect on the Company’s financial performance and reputation. Furthermore, actions brought against our customers could also have a detrimental effect on our financial performance or reputation, including if such actions prevent or delay the receipt of revenue from such customers.
Regulators and investors may perceive gaming or sports wagering suppliers and operators similarly, and their respective regulatory risk.
While operators that directly provide sports wagering services to their customers are generally perceived to be exposed to a greater degree of enforcement risk than their suppliers, in some jurisdictions laws extend to directly impact such suppliers. Furthermore, a supplier’s nexus with a particular jurisdiction may expose it to specific enforcement risks, irrespective of whether there has been an attempt to bring proceedings against any supported operator. In some circumstances, enforcement proceedings brought against an operator may result in action being taken against a supplier (and even brought in the absence of the former).
Ultimately, the market may view, or in the future may view, the regulatory risk associated with the business of supplying software and services to sports wagering operators as being comparable with the regulatory risk attaching to operators themselves. In such circumstances, there is an associated risk that investors may apply valuation methods to any such supplier that are the same as the valuation methods used to value operators, and which build in the same regulatory risk even though, in many territories, such suppliers would be considered sufficiently removed from the transactional activity to warrant the application of a discrete risk analysis.
Failure of our technological blocking systems could result in violations of laws or regulations and have a material adverse effect on our operations, financial performance and prospects.
There is no guarantee that the technical blocks we implement and which our customers implement will be effective. These systems and controls are intended to ensure that our customers do not accept bets from end-users located in those jurisdictions where we have made a decision not to offer all or certain of our products and services. Any failure of such systems and controls may result in violations of applicable laws or regulations. Any claims in respect of any such violations could have cost, resource, and, in particular if successful, reputational implications, and implications on our ability to retain, renew or expand our portfolio of licenses, and so have a material adverse effect on our operations, financial performance and prospects.
Moreover, there is an additional, ongoing risk that the current list of jurisdictions from which our customers and the Company must block access is enlarged, as there is a possibility that regulators who grant licenses to customers and/or the Company will require the blocking of specific additional jurisdictions. Similarly, jurisdictions may update their laws or regulations in such a way as to render the supply of gaming or sports wagering services into that jurisdiction legally or commercially unsustainable. In all such circumstances, additional blocking activity may have a detrimental effect on our financial position.
Expectations of a shift to regulated online gaming or sports wagering may not come to fruition.
Our business strategy includes a gradual shift into new, regulated online gaming and sports wagering markets. We expect there to be an opportunity to grow revenue by being among the first systems providers to obtain a license to operate online gaming systems in markets where end-users historically have been reliant on unregulated online gaming. However, there is no guarantee that end-users who are currently engaging in unregulated online gaming (in the U.S. or elsewhere) will transition away from unregulated gaming to regulated gaming in the wake of regulation, which is itself uncertain as to timing and scope of regulation and varies on a jurisdiction by jurisdiction basis. Our ability to influence end-user tastes and habits is limited, and if the introduction of regulation fails to result in a migration of end-users from unregulated gaming to regulated gaming (from which we currently derive and are expected to derive revenue through revenue sharing arrangements with our sports wagering customers), this may have an adverse impact on our operations, financial performance and prospects.
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
In general, our ability to successfully pursue our interactive gaming and lottery strategy depends in part on the laws and regulations relating to wagering through interactive channels. Until 2011, there was uncertainty as to whether the Federal Wire Act of 1961 (the "Wire Act") prohibited states from conducting intrastate lottery transactions via the internet if such transactions crossed state lines. In late 2011, the Office of Legal Counsel of the DOJ issued an opinion to the effect that state lottery ticket sales over the internet to in‑state adults do not violate the Wire Act (the "2011 DOJ opinion"). The 2011 DOJ opinion provided an impetus for some states to authorize forms of interactive gaming or interactive lottery in order to generate additional revenue. However, to the extent states wish to pursue interactive gaming or interactive lottery, such states may be required or otherwise deem it advisable to enact enabling legislation or new regulations addressing the sale of lottery tickets or the offering of other forms of gaming through interactive channels, such as the actions taken by Delaware, Nevada and New

Jersey to authorize various forms of internet gaming. Despite the 2011 DOJ opinion, there are still very significant forces working to limit or prohibit interactive gaming and lottery in the U.S. For additional information regarding proposed laws at the federal or state level and the U.S. Supreme Court case relating to a federal statute enacted to stop the spread of state-sponsored sports gambling, Governor Christopher J. Christie, et al., v. National Collegiate Athletic Association, et al, see, “Government Regulation - Interactive” in Part I, Item 1 of this Annual Report on Form 10-K. The enactment of internet gaming legislation that federalizes significant aspects of the regulation of internet gaming and/or limits the forms of internet wagering that are permissible at the state or federal level could have an adverse impact on our ability to pursue our interactive gaming and lottery strategy in the U.S.
Internationally, laws relating to internet gaming are evolving, particularly in Europe. For additional information, including steps taken by European governments, the European Commission dropping enforcement actions, and regulatory developments in countries outside Europe and the U.S., regarding how laws relating to internet gaming are evolving internationally, see “Government Regulation - Interactive” in Part I, Item 1 of this Annual Report on Form 10-K. We cannot predict the timing, scope or terms of any such state, federal or foreign laws and regulations, or the extent to which any such laws and regulations will facilitate or hinder our interactive strategy.
With respect to our Interactive social gaming business, although largely unregulated at this time, there are movements in some jurisdictions to review social gaming and possibly implement social gaming regulations. Our Interactive social gaming and RMG businesses are subject to evolving regulations and the status of any particular jurisdiction may change at any time. The regulatory structure surrounding certain aspects of these businesses is currently in flux in some jurisdictions. See the risk factor captioned “Gaming opponents persist in their efforts to curtail the expansion of legalized gaming, which, if successful, could limit the growth of our operations” for additional information on evolving regulations applicable to our Interactive and RMG businesses.
Know-your-customer and geo-location programs and technologies supplied by third parties are an important aspect of certain internet and mobile gaming products and services because they confirm certain information with respect to players and prospective players, such as age, identity and location. Payment processing programs and technologies, typically provided by third parties, are also a necessary feature of interactive wagering products and services. These programs and technologies are costly and may have an adverse impact on our results of operations, cash flows and financial condition. Additionally, we cannot assure that products containing these programs and technologies will be available to us on commercially reasonable terms, if at all, or that they will perform accurately or otherwise in accordance with our required specifications. See the risk factor captioned “We operate in highly competitive industries, and our success depends on our ability to effectively compete with numerous domestic and foreign businesses - Interactive” for additional information on risks regarding internet and mobile gaming products and services.
Our Interactive social gaming business largely depends upon our relationships with key providers, and changes in those relationships could negatively impact our social gaming business.
In our Interactive social gaming business, our services operate largely through Facebook, Google Play for Android devices, Apple iOS platform, Kindle platform and Microsoft Windows. Consequently, our expansion and prospects of our Interactive social gaming offerings depend on our continued relationships with these providers (and any emerging app store providers). Our relationships with Facebook, Google and Apple are not governed by contracts but rather by the provider’s standard terms and conditions for application developers. Our Interactive social gaming business will be adversely impacted if we are unable to continue these relationships in the future or if the terms and conditions offered by these providers are altered to our disadvantage. For instance, if any of these providers were to increase their fees, our results of operations, cash flows and financial condition would suffer. Likewise, if Facebook, Google or Apple were to alter their operating platforms, we could be adversely impacted as our offerings may not be compatible with the altered platforms or may require significant and costly modifications in order to become compatible. If Facebook, Google or Apple were to develop competitive offerings, either on their own or in cooperation with one or more competitors, our growth prospects would be negatively impacted.
We heavily depend on our ability to win, maintain and renew our customer contracts, including our long‑term lottery contracts, and we could lose substantial revenue if we are unable to renew certain of our contracts on substantially similar terms or at all.
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

We cannot assure that our current contracts will be extended or that we will be awarded new contracts as a result of competitive bidding processes or otherwise in the future. In addition, it is not uncommon for competitors to protest the award of Lottery contracts to us and any such protest could delay or prevent our ability to enter into a new contract. The termination, expiration or failure to renew one or more of our contracts could cause us to lose substantial revenue, which could have an adverse effect on our ability to win or renew other contracts or pursue growth initiatives. We cannot assure that new or renewed contracts will contain terms that are as favorable as our current terms or will contemplate the same scope of products and services as our current contracts, and any less favorable contract terms or diminution in scope could negatively impact our results of operations, cash flows and financial condition. For additional information regarding the potential expiration dates of certain of our more significant Lottery contracts, see the table in "Business Segments-Lottery Segment" in Part I, Item 1 of this Annual Report on Form 10-K.
We are also required by certain of our customers to provide surety or performance bonds in connection with our contracts. As of December 31, 2017, we had $230.7 million of outstanding performance bonds. We cannot assure that we will continue to be able to obtain surety or performance bonds on commercially reasonable terms or at all. Our inability to provide such bonds would materially and adversely affect our ability to renew existing, or obtain new, Lottery contracts.
A substantial portion of our Gaming revenue depends on repeat customers. In certain regions, our business may be concentrated with a small number of customers, such as our U.K. LBO business. We are currently in negotiation with LadbrokesCoral Group about a new contract for the merged entity. We cannot assure that our current contracts will be extended or that we will be awarded new contracts.
Our business depends on the protection of our intellectual property and proprietary information.
We believe that our success depends, in part, on protecting our intellectual property in the U.S. and in foreign countries. Our intellectual property includes certain patents, trademarks and copyrights relating to our products and services (including gaming machines, interactive gaming products, table games, shufflers and accessories, instant lottery games and gaming and lottery systems), and proprietary or confidential information that is not subject to patent or similar protection. Our success may depend, in part, on our ability to obtain protection for the trademarks, trade dress, names, logos or symbols under which we market our products and to obtain copyright and patent protection for our proprietary technologies, designs, software and innovations. We cannot assure that we will be able to build and maintain consumer value in our trademarks, obtain patent, trademark or copyright protection or that any patent, trademark or copyright will provide us with competitive advantages. In particular, a recent U.S. Supreme Court decision tightened the standard for patent eligibility of software patents, and other court decisions in recent years have trended towards a narrowing of patentable subject matter. These and similar decisions in the future may negatively impact the validity or enforceability of certain of our patents, our ability to protect our inventions, innovations and new technology and the value of our substantial patent portfolio. Under a patent cross-licensing agreement with IGT, which relates to technology that is used in substantially all of our gaming machines, we can offer games using patented game features from the patent portfolios of other members of IGT’s slot game features pool, and such pool members can likewise offer games using patented game features from our patent portfolio. This arrangement may diminish the competitive advantage our slot games may derive from our patents.
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
We also rely on trade secrets and proprietary knowledge. We enter into confidentiality agreements with our employees and independent contractors regarding our trade secrets and proprietary information, but we cannot assure that the obligation to maintain the confidentiality of our trade secrets and proprietary information will be honored.
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
Online transactions may be subject to sophisticated schemes to defraud, launder money or other illegal activities. There is a risk that our products or systems may be used for those purposes by our customers’ players. There is also a risk that we will be subject to fraudulent activities by our employees. In addition, our gaming machines have experienced anomalies and fraudulent manipulation in the past. Games and gaming machines may be replaced by casinos and other gaming machine operators if they do not perform according to expectations or they may be shut down by regulators. The occurrence of anomalies in, or fraudulent manipulation of, our gaming machines or our other Gaming and Lottery products and services (including our Interactive products and services), may give rise to claims from players and claims for lost revenue and profits and related litigation by our customers and may subject us to investigation or other action by regulatory authorities, including suspension or revocation of our licenses or other disciplinary action. Additionally, in the event of the occurrence of any such issues with our products and services, substantial engineering and marketing resources may be diverted from other projects to correct these issues, which may delay other projects and the achievement of our strategic objectives.
We rely on information technology and other systems, and any failures in our systems could disrupt our business and adversely impact our results.
We rely on information technology systems that are important to the operation of our business, some of which are managed by third parties. These systems are used to process, transmit and store electronic information, to manage and support our business operations and to maintain internal controls over our financial reporting. In addition, the Company collects and stores certain data, including proprietary business information, and may have access to confidential or personal information in certain of our businesses that is subject to privacy and security laws, regulations and customer-imposed controls. We could encounter difficulties in developing new systems, maintaining and upgrading current systems and preventing security breaches. Among other things, our systems are susceptible to damage, outages, disruptions or shutdowns due to fire, floods, power loss, break‑ins, cyber‑attacks, network penetration, denial of service attacks and similar events. While we have and will continue to implement network security measures and data protection safeguards, our servers and other computer systems are vulnerable to any number of threats, including viruses, malicious software, hacking, break‑ins or theft, data privacy or security breaches, third‑party security breaches, employee error or malfeasance and similar events. Failures in our systems or services or unauthorized access to or tampering with our systems and databases could have a material adverse effect on our business, reputation, results of operations, cash flows and financial condition. Any failures in our computer systems or telecommunications services could affect our ability to operate our linked games or otherwise conduct business.
Portions of our information technology infrastructure also may experience interruptions, delays or cessations of service or produce errors in connection with systems integration or migration work that takes place from time to time. We may not be successful in implementing new systems and transitioning data, which could cause business disruptions and be more expensive, time consuming, disruptive and resource‑intensive. The Company has contingency plans in place to prevent or mitigate the impact of these events. However, such disruptions could materially and adversely impact our ability to deliver products or services to customers and interrupt other processes. If our information systems do not allow us to transmit accurate information, even for a short period of time, to key decision makers, the ability to manage our business could be disrupted and our results of operations, cash flows and financial condition could be materially and adversely affected. Failure to properly or adequately address these issues could impact our ability to perform necessary business operations, which could materially and adversely affect our reputation, competitive position, results of operations, cash flows and financial condition.
Several of our products and services rely on data transferred over the internet, including wireless internet. Access to the internet in a timely fashion is necessary to provide a satisfactory user experience to the consumers of our products. Third parties, such as telecommunications companies, could prevent access to the internet or limit the speed of our data transmissions, with or without reason, causing an adverse impact on our user experience that may materially and adversely affect our reputation, competitive position, results of operations, cash flows and financial condition. In addition, telecommunications companies may implement certain measures, such as increased cost or restrictions based on the type or amount of data transmitted, that would impact consumers’ ability to access our products, which could materially and adversely affect our reputation, competitive position, results of operations, cash flows and financial condition. Furthermore, internet penetration may be adversely affected by difficult global economic conditions or the cancellation of government programs to expand broadband access.
If we sustain cyber-attacks or other privacy or data security incidents that result in security breaches, we could suffer a loss of sales and increased costs, exposure to significant liability, reputational harm and other negative consequences.
Our information technology may be subject to cyber-attacks, security breaches or computer hacking. Hackers and data thieves are increasingly sophisticated and operate large-scale and complex automated attacks. Experienced computer programmers and hackers may be able to penetrate our security controls and misappropriate or compromise sensitive personal, proprietary or confidential information, create system disruptions or cause shutdowns. They also may be able to develop and deploy malicious software programs that attack our systems or otherwise exploit any security vulnerabilities. Our systems and the data stored on those systems may also be vulnerable to security incidents or security attacks, acts of vandalism or theft, coordinated attacks by activist entities, misplaced or lost data, human errors, or other similar events that could negatively affect our systems and the data stored on those systems, and the data of our business partners. Further, third parties, such as hosted solution providers, that provide services to the Company, could also be a source of security risk in the event of a failure of their own security systems and infrastructure.
The costs to eliminate or address the foregoing security threats and vulnerabilities before or after a cyber incident could be significant. Our remediation efforts may not be successful and could result in interruptions, delays or cessation of service, and loss of existing or potential suppliers or customers. In addition, breaches of our security measures and the unauthorized dissemination of sensitive personal, proprietary or confidential information about the Company, our business partners or other third parties could expose us to significant potential liability and reputational harm. As threats related to cyber-attacks develop and grow, we may also find it necessary to make further investments to protect our data and infrastructure, which may impact the Company’s results of operations. Although the Company has insurance coverage for protecting against cyber-attacks, it may not be sufficient to cover all possible claims, and the Company may suffer losses that could have a material adverse effect on its business. As a global enterprise, we could also be negatively impacted by existing and proposed laws and regulations, and government policies and practices related to cybersecurity, data privacy, data localization and data protection. In addition, our customers may encourage, or require, compliance with certain security standards, such as the voluntary cybersecurity framework released by the National Institute of Standards and Technology (NIST), which consists of controls designed to identify and manage cyber security risks, and we could be negatively impacted to the extent we are unable to comply with such standards.
Data privacy and security laws and regulations in the jurisdictions in which we do business could increase the cost of our operations and subject us to possible sanctions and other penalties
Our businesses are subject to a number of federal, state, local and foreign laws and regulations governing data privacy and security, including with respect to the collection, storage, use, transmission and protection of personal information and other consumer data. In particular, the EU has adopted strict data privacy regulations. Following recent developments, such as the European Court of Justice’s 2015 ruling that the transfer of personal data from the EU to the U.S. under the EU/U.S. Safe Harbor was an invalid mechanism of personal data transfer, the adoption of the EU-U.S. Privacy Shield as a replacement for the Safe Harbor, and the upcoming effectiveness of the EU’s General Data Protection Regulation (“GDPR”) in May 2018 and proposed Regulation on Privacy and Electronic Communications (the “ePrivacy Regulation”), also slated to take effect in 2018, data privacy and security compliance in the EU are increasingly complex and challenging. The scope of data privacy and security regulations continues to evolve, and we believe that the adoption of increasingly restrictive regulations in this area is likely within the U.S. and other jurisdictions. Compliance with data privacy and security restrictions could increase the cost of our operations and failure to comply with such restrictions could subject us to criminal and civil sanctions and other penalties. The GDPR in particular has broad extraterritorial effect and imposes a strict data protection compliance regime with penalties of up to the greater of 20 million Euro and 4% of worldwide revenue.

If we are unable to successfully implement our new global enterprise resource planning system, it could disrupt our business or have a material adverse effect on our results of operations, cash flows and financial condition.
We are engaged in a multi-year implementation of a new global enterprise resource planning ("ERP") system. The ERP system is designed to accurately maintain the Company’s books and records and provide information on our operations to the Company’s management. The Company’s ERP system implementation will continue to require significant investment of human and financial resources. There are inherent risks associated with upgrading or changing systems, including inaccurate data or reporting. The process of upgrading and standardizing our ERP system is complex, time‑consuming and expensive. Although we believe we are taking appropriate action to mitigate these risks through, among other things, testing, training and staging implementations, we cannot assure that we will not experience data loss, disruptions, delays or negative business impacts from the upgrades. Any operational disruptions during the course of this process and any delays or deficiencies in the design and implementation of the new ERP system or in the performance of our legacy systems could materially and adversely affect our ability to operate our businesses. Additionally, while we have spent considerable efforts to plan and budget for the implementation of the new ERP system, changes in scope, timeline or cost could have a material adverse effect on our results of operations, cash flows and financial condition.
If we are not able to maintain adequate internal control over our financial reporting, it could adversely affect our reputation and business.
Our management is responsible for establishing and maintaining adequate internal control over financial reporting. If we cannot maintain and execute adequate internal control over financial reporting or when necessary implement new or improved controls that provide reasonable assurance of the reliability of the financial reporting and preparation of our financial statements for external use, we may suffer harm to our reputation, fail to meet our public reporting requirements on a timely basis or be unable to properly report on our business and our results of operations, cash flows and financial condition. Additionally, the inherent limitations of internal controls over financial reporting may not prevent or detect all misstatements or fraud, regardless of the adequacy of those controls. We are currently undertaking an ERP system implementation in our largest business segment and integrating the systems and business processes of recently acquired NYX. In addition, the adoption of any new accounting standards may require us to add new or change existing internal controls, which may not be successful. Each of the preceding changes could materially impact our internal control over financial reporting. As of December 31, 2017, we have concluded that our internal control over financial reporting was effective based on criteria outlined in Part II, Item 9A "Controls and Procedures" of this Annual Report on Form 10-K, however, we cannot assure that material weaknesses will not be identified in the future. Please refer to Part II, Item 9A “Controls and Procedures” of this Annual Report on Form 10-K.
Our results of operations, cash flows and financial condition could be affected by natural events in the locations in which we or our customers, suppliers or regulators operate.
We may be impacted by severe weather and other geological events, including hurricanes, earthquakes, floods or tsunamis that could disrupt our operations or the operations of our customers, suppliers, data service providers and regulators. Natural disasters or other disruptions at any of our facilities or our suppliers’ facilities may impair or delay delivery of our products and services. For example, hurricanes and earthquakes affected our lottery retail sales in Puerto Rico and certain of our land-based casino customers in Mexico, Florida, Mississippi, Louisiana, and the Caribbean in the third quarter of 2017, with a negative impact on our fourth-quarter and full-year 2017 financial results. Additionally, disruptions experienced by our regulators due to natural disasters or otherwise could delay our introduction of new products or entry into new jurisdictions where regulatory approval is necessary. While we insure against certain business interruption risks, we cannot assure that such insurance will compensate us for any losses incurred as a result of natural or other disasters. Any serious disruption to our operations, or those of our customers, our suppliers or our regulators, could have a material adverse effect on our results of operations, cash flows and financial condition.
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
Our strategic equity relationships include investments in LNS, Northstar New Jersey, Hellenic Lotteries, GLB, International Terminal Leasing, CSG and RCN. For additional information regarding our equity investments, see Note 13.
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
Furthermore, our strategic equity investments and other strategic relationships pose risks arising from our reliance on our partners and our lack of sole decision‑making authority, which may give rise to disputes between us and our partners. For instance, our investments in LNS and Northstar New Jersey are minority investments in ventures whose largest equity holder is Lottomatica and Gtech, respectively, and, although certain corporate actions require our prior consent, we do not unilaterally control decisions relating to the governance of these entities. We are party to strategic agreements with a subsidiary of Playtech Limited relating to gaming machines that contemplate our license of, and reliance on, the subsidiary’s back‑end technology platform in certain jurisdictions, particularly in the U.K. Our equity partners, licensors and other third parties with which we have strategic relationships may have economic or business interests or goals that are inconsistent with our interests and goals, take actions contrary to our objectives or policies, undergo a change of control, experience financial and other difficulties or be unable or unwilling to fulfill their obligations under our arrangements.
The failure to avoid or mitigate the risks described above or other risks associated with such arrangements could have a material adverse effect on our results of operations, cash flows and financial condition.
Our inability to complete acquisitions and integrate those businesses successfully, including the NYX acquisition, could limit our growth or disrupt our plans and operations.
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
Acquisition transactions may disrupt our ongoing business. The integration of acquisitions will require significant time and focus from management and may divert attention from the day‑to‑day operations of the combined business or delay the achievement of our strategic objectives. In particular, the NYX acquisition resulted in an expansion of our portfolio of content, technology and products. Our business may be negatively impacted following the NYX acquisition if we are unable to effectively manage our expanded operations. The implementation of our integration plans following the NYX acquisition will require significant time and focus from management and may divert attention from the day-to-day operations of the combined business. We also cannot assure that we will not incur liabilities for the past activities of NYX or its subsidiaries.
We have incurred, and may continue to incur, restructuring costs, the benefits of which are unpredictable and may not be achieved.
In the past, we have implemented various business improvement and restructuring initiatives in an effort to streamline our organization, leverage our resources more efficiently, and reduce our operating costs. These initiatives encompassed a combination of headcount reductions, facilities streamlining, and reductions in other operating costs. We may engage in similar or additional restructuring initiatives in the future. Because we are not able to predict with certainty when we will reorganize portions of our business, we cannot predict the extent, timing and magnitude of additional restructuring charges. We may also not realize the anticipated reduction in operating costs.
Our products and services may be subject to complex revenue recognition standards, which could materially affect our financial results.
We may enter into transactions that include multiple‑element arrangements and/or software components and applicable accounting principles or regulatory product approval delays could impact when we recognize revenue with respect to such transactions and could adversely affect our financial results for any given period. In addition, fluctuations may occur in our revenue and related deferred revenue as a result of multiple‑element arrangements that include both hardware and software. See "Management's Discussion and Analysis of Financial Condition and Results of Operations - Critical Accounting Estimates - Revenue recognition for multiple-element arrangements" in Part II, Item 7 and Note 3 of this Annual Report on Form 10-K for additional information.

We may incur additional impairment charges.
We review our amortizable intangible assets for impairment when events or changes in circumstances indicate the carrying value may not be recoverable. We test goodwill and other indefinite-lived intangible assets for impairment at least annually. Factors that may indicate a change in circumstances, such that the carrying value of our goodwill, amortizable intangible assets or other non-amortizing assets may not be recoverable, include a decline in our stock price and market capitalization, reduced future cash flow estimates, and slower growth rates in industry segments in which we participate. We may be required to record a significant charge in our consolidated financial statements during the period in which any impairment of our goodwill or intangible assets is determined, which would negatively affect our results of operations. For example, during 2016 we recorded a charge of $69.0 million, and during 2015 we recorded charges of $1,002.6 million and $128.6 million for the impairment of goodwill and trade name assets, respectively.
Additionally, as disclosed in risk factor “We and our industries are subject to strict government regulations that may limit our existing operations, have an adverse impact on our ability to grow and affect our license eligibility or expose us to fines or other penalties.” above, any enacted regulatory changes resulting in reduction to stakes for gaming terminals in the U.K. gaming sector could negatively impact the recoverability of the carrying value of our goodwill and other assets for our legacy U.K. Gaming reporting unit, which might result in material impairment charges. As of December 31, 2017, our legacy U.K Gaming reporting unit carrying amount of goodwill was $184.8 million. We cannot predict the occurrence of impairments, and we cannot assure that we will not have to record additional impairment charges in the future.
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
In addition, it is difficult for us to forecast the timing of revenue from sports wagering in our Interactive business because our sports wagering customers typically invest substantial time, money and other resources researching their needs and available competitive alternatives before deciding to purchase our solutions. Typically, the larger the potential sale, the more time, money and other resources will be invested by customers. Our sports wagering sales cycles also vary depending on the products and technology our prospective customers are looking to license. As a result, it may take many months after our first contact with a customer before a sale can actually be completed. In addition, we rely on our technology team to integrate our sports wagering software with that of the customer’s, and therefore, our sales efforts are vulnerable to delays at both the customer level and the integration level. During these long sales cycles, events may occur that affect the size or timing of the launch, or even cause it to be cancelled, including: purchasing decisions may be postponed during periods of economic uncertainty; we or our competitors may announce or introduce new solutions; our competitors may offer lower prices; technology problems of customers may arise to slow deadlines or launch targets; or budget and purchasing priorities of customers may change. If any of these events were to occur, sales of our sports wagering solutions or services may be cancelled or delayed, which would reduce our revenue and income.
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
In addition, in our Gaming, Lottery and Interactive businesses, we rely upon a number of significant third‑party suppliers and vendors delivering parts, equipment and services on schedule in order for us to meet our contractual commitments. Furthermore, we outsource the manufacturing of certain of our sub-assemblies to third parties in the U.S., Europe, Central America and Asia. The willingness of such third parties to provide their services to us may be affected by various factors. Changes in law or regulation in any jurisdiction in which we operate may make the provision of key services to us unlawful in such jurisdictions. To the extent that third parties are unwilling or unable to provide services to us, this may have an adverse impact on our operations, financial performance and prospects. Failure of these third parties to meet their delivery commitments could result in us being in breach of, and subsequently losing, the affected customer orders, which loss could have a material adverse effect on our results of operations, cash flows and financial condition. We rely on network and/or telecommunications services for certain of our products. For instance, any disruption to our network or telecommunications could impact our linked or networked games, which could reduce our revenue.
In our Interactive business, we often rely on third-party data center providers to, among other things, host our remote game servers. Our Interactive businesses could be adversely impacted by breaches of or disruptions to these third-party data centers, including through disruptions in our RMG business, potential service level penalties with respect to our customers, reputational harm, the disclosure of proprietary information or the information of our customers or the theft of our or our customers assets, and to the extent any such data center provider was unable or unwilling to continue to provide services to us.
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
We have foreign operations which expose us to business and legal risks, including compliance with anti-corruption laws, and a portion of our debt is denominated in Euros, which subjects us to foreign currency exchange rate fluctuations and other risks.
We are a global business and derive a substantial portion of our revenue from operations outside of the U.S. For the year ended December 31, 2017, we derived approximately 31% of our revenue from sales to customers outside of the U.S.
Our consolidated financial results are affected by F/X rate fluctuations. We are exposed to currency exchange rate fluctuations because portions of our revenue and expenses are denominated in currencies other than the U.S. dollar, particularly the British Pound Sterling, the Australian dollar and the Euro. Exchange rate fluctuations have in the past adversely affected our results of operations, cash flows and financial condition and may adversely affect our results of operations, cash flows and financial condition and the value of our assets outside the U.S. in the future. If a foreign currency is devalued in a jurisdiction in which we are paid in such currency, we may require our customers to pay higher amounts for our products, which they may be unable or unwilling to pay. In addition, a portion of our debt is denominated in Euros, and the re-introduction of individual currencies in one or more member states of the EU or, in extreme circumstances, the possible dissolution of the Euro entirely, could adversely affect the value of our Euro-denominated debt.
Our operations in foreign jurisdictions subject us to additional risks customarily associated with such operations, including: the complexity of foreign laws, regulations and markets; the uncertainty of enforcement of remedies in foreign jurisdictions; the impact of foreign labor laws and disputes; the ability to attract and retain key personnel in foreign jurisdictions; the economic, tax and regulatory policies of local governments; and compliance with applicable anti‑corruption laws, including the Foreign Corrupt Practices Act and other anti‑corruption laws that generally prohibit U.S. persons and companies and their agents from offering, promising, authorizing or making improper payments to foreign government officials for the purpose of obtaining or retaining business. Certain of these anti‑corruption laws also contain provisions that require accurate record keeping and further require companies to devise and maintain an adequate system of internal accounting controls. Although we have policies and controls in place that are designed to ensure compliance with these laws, if those controls are ineffective or an employee or intermediary fails to comply with the applicable regulations, we may be subject to criminal and civil sanctions and other penalties. Any such violation could disrupt our business and adversely affect our reputation, results of operations, cash flows and financial condition.
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
On June 23, 2016, the U.K. held a referendum in which voters approved an exit from the EU, commonly referred to as “Brexit”. As a result of the referendum, the British government has begun negotiating the terms of the U.K.’S future relationship with the EU. The Brexit vote has resulted in political, legislative and regulatory uncertainty throughout the region and could adversely affect business activity, restrict the movement of capital and the mobility of personnel, and otherwise impair political stability and economic conditions in the U.K., the EU and elsewhere. Any of these developments could have a material adverse effect on business activity in the U.K. or the EU. Given that we conduct a substantial portion of our business in continental Europe and the U.K. any of these developments could have a material adverse effect on our business prospects, results of operations, cash flows and financial condition.
The U.K. is scheduled to depart the EU at the end of March 2019. The uncertainty concerning the terms of Brexit could have a negative impact on the growth of the U.K. and EU economies and cause greater volatility in the British Pound Sterling, the Euro and other currencies. Changes in currency exchange rates may reduce the reported value of our revenues outside the U.S. The announcement of Brexit has caused significant volatility in global stock markets and currency exchange rate fluctuations, including the strengthening of the U.S. dollar against foreign currencies, and we expect such volatility to continue as U.K.-EU negotiations proceed.
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
Tax laws are dynamic and subject to change as new laws are passed and new interpretations of the law are issued or applied. Our existing corporate structure and intercompany arrangements have been implemented in a manner we believe is in compliance with current prevailing tax laws. However, the tax benefits that we intend to eventually derive could be undermined due to changing tax laws.
In addition, the taxing authorities in the U.S. and other jurisdictions where we do business regularly examine our income and other tax returns. The ultimate outcome of these examinations cannot be predicted with certainty.
The recent comprehensive tax reform in the United States could adversely affect our business and financial condition.
The United States enacted comprehensive tax legislation that includes significant changes to the taxation of business entities. These changes include, among others, (i) a permanent reduction to the corporate income tax rate, (ii) a partial limitation on the deductibility of business interest expense, (iii) a shift of the U.S. taxation of multinational corporations from a tax on worldwide income to a territorial system (along with certain rules designed to prevent erosion of the U.S. income tax base) and (iv) a one-time tax on accumulated offshore earnings held in cash and cash equivalents and illiquid assets, with the latter taxed at a lower rate. Because these tax law changes are new, we are still evaluating the impact they may have on our business and results of operations in the future, and although at this time we do not expect that the changes will have an overall significant adverse impact on our business and financial condition, we cannot assure you that our business and results of operations will not be adversely affected by these new laws. For additional information regarding this recent comprehensive tax reform in the United States, see Note 21 "Income Taxes".
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
Our operations and real property are subject to U.S. and foreign environmental laws and regulations, including those relating to air emissions, the management and disposal of hazardous substances and wastes and the cleanup of contaminated sites. We could incur costs, including cleanup costs, fines or penalties, and third‑party claims as a result of violations of, or liabilities under, environmental laws, which could negatively impact our business and our results of operations, cash flows and financial condition. Some of our operations require environmental permits and controls to prevent or reduce environmental pollution, and these permits are subject to review, renewal and modification by issuing authorities.
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
Litigation is pending in Colombia arising out of the termination of certain Colombian lottery contracts in 1993. An agency of the Colombian government has asserted claims against certain parties, including the Company, which owned a minority interest in Wintech de Colombia S.A., or Wintech (now liquidated), the former operator of the Colombian national lottery. The claims are for, among other things, contract penalties, interest and the amount of a bond issued by a Colombian surety. For additional information regarding this or other litigation, see "Legal Proceedings" in Part I, Item 3 of this Annual Report on Form 10-K. We cannot assure that this litigation will not be finally resolved adversely to us or result in material liability.
Failure to perform under our contracts may result in substantial monetary liquidated damages and contract termination.
Our contracts, including our Lottery contracts and our Gaming contracts relating to the provision of VLTs, typically permit a counterparty to terminate the contract at any time for a material failure to perform, other specified reasons and, in many cases, for no reason at all. Upon such a termination or failure to perform, we may be required to refund fees paid to us for services performed or allow our customers to return our products to us for a full refund. Lottery contracts to which we are a party also frequently contain exacting implementation schedules and performance requirements, and the failure to meet these schedules and requirements may result in substantial monetary liquidated damages, and possible contract termination. We are also required by certain of our Lottery customers to provide surety or performance bonds. In the past, we have paid or incurred liquidated damages and have been required to allow the return of VLTs for a full refund under our contracts, and material amounts of liquidated damages could be imposed on us in the future, which could, if imposed, have a material adverse effect on our business prospects, results of operations, cash flows and financial condition.
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
Certain of our employees are represented by unions or works councils, including employees in Europe, South America and Canada. In particular, the majority of our employees at our printing facilities in the U.K., Chile and Quebec, the majority of our employees in Austria and Germany, and a small number of employees in the U.S. are represented by unions or work councils. While we believe our relations with our employees are satisfactory, we cannot predict whether we will be successful in negotiating new collective bargaining agreements without any disruptions in our operations or higher labor costs.
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
We are a highly leveraged company. As of December 31, 2017, we had total indebtedness of $8,776.6 million, consisting primarily of borrowings under our credit agreement, Senior Notes and Subordinated Notes, net of unamortized discounts and deferred financing costs. In addition, as of December 31, 2017, there was approximately $220.6 million of availability under our revolving credit facility.
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
Our Gaming operations and Lottery systems businesses generally require significant upfront capital expenditures for gaming machine or lottery terminal assembly, software customization and implementation, systems and equipment installation and telecommunications configuration. In connection with a renewal or bid of a Gaming operations or Lottery systems contract, a customer may seek to obtain new equipment or impose new service requirements, which may require additional capital expenditures in order to retain or win the contract. In connection with the renewal of LNS’ exclusive concession to operate the Italian instant games lottery, we will be responsible for our pro rata share, or €160.0 million, of the €800.0 million payment LNS is required to make to obtain the concession. We paid €10.0 million, representing our pro rata share, in December 2017, with the remaining €150.0 million due in 2018.

Historically, we have funded these upfront costs through cash flows generated from operations, available cash on hand and borrowings under our credit agreement. In addition, we have seen an increase in lottery RFPs, some involving PMAs, which include economic terms that expose us to increased risk, such as requiring the guarantee of specific income thresholds or significant upfront payments. In addition, to the extent we are compensated under any of our contractual arrangements based on a share of our customers’ revenue rather than payment for our expenses and services, we may incur upfront costs (which may be significant) prior to receipt of any revenue under such arrangements. Our ability to generate revenue and to continue to procure new contracts will depend on, among other things, our then present liquidity levels or our ability to obtain additional financing on commercially reasonable terms.
If we do not have adequate liquidity or are unable to obtain financing for these upfront costs and other cash needs on favorable terms or at all, we may not be able to bid on certain contracts, which could result in our losing business or restrict our ability to grow, which could have a material adverse effect on our results of operations, cash flows and financial condition. Moreover, we may not realize the return on investment that we anticipate on new or renewed contracts due to a variety of factors, including lower than anticipated retail sales or amounts wagered, higher than anticipated capital or operating expenses and unanticipated regulatory developments or litigation. We may not have adequate liquidity to pursue other aspects of our strategy, including bringing our products and services to new customers or new or underpenetrated geographies (including through equity investments) or pursuing strategic acquisitions. In the event we pursue significant acquisitions or other expansion opportunities, conduct significant repurchases of our outstanding securities, or refinance or repay existing debt, we may need to raise additional capital either through the public or private issuance of equity or debt securities or through additional borrowings under our existing financing arrangements, which sources of funds may not necessarily be available on terms acceptable to us, if at all.
We may not have sufficient cash flows from operating activities to service all of our indebtedness and other obligations, and may be forced to take other actions to satisfy our obligations, which may not be successful.
Our ability to make payments on and to refinance our indebtedness and other obligations depends on our results of operations, cash flows and financial condition, which in turn are subject to general economic, financial, competitive, legislative, regulatory and other factors that are beyond our control. We may not be able to maintain a level of cash flows from operating activities sufficient to permit us to pay the principal, premium, if any, and interest on our indebtedness and our other obligations. In addition, NYX has historically had negative operating cash flows. Although we anticipate that our sports wagering business will have positive cash provided by operating activities in future periods, it is possible that our sports wagering business or any other part of our business acquired as part of the NYX acquisition may experience negative cash flow in any future period as it continues to progress its business plans and its capacity of operations
We are required to make scheduled payments of principal on the term loans borrowed under our credit agreement, and our credit agreement requires that a portion of our excess cash flow be applied to prepay amounts borrowed under our credit agreement. We may also, from time to time, repurchase, or otherwise retire or refinance our debt, through our subsidiaries or otherwise. Such activities, if any, will depend on prevailing market conditions, contractual restrictions and other factors, and the amounts involved may or may not be material. If we need to refinance all or part of our indebtedness at or before maturity, we cannot assure that we will be able to obtain new financing or to refinance any of our indebtedness on commercially reasonable terms or at all.
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

Agreements governing our indebtedness, including our credit agreement and the indentures governing our Senior Notes and Subordinated Notes, impose, and future financing agreements are likely to impose, operating and financial restrictions on our activities that may adversely affect our ability to finance future operations or capital needs or to engage in new business activities. In some cases, these restrictions require us to comply with or maintain certain financial tests and ratios. Subject to certain exceptions, our credit facilities and/or indentures restrict our ability to, among other things:

•	declare dividends or redeem or repurchase capital stock;

•	prepay, redeem or purchase other debt;

•	incur liens;

•	make loans, guarantees, acquisitions and investments;

•	incur additional indebtedness;

•	engage in sale and leaseback transactions;

•	amend or otherwise alter debt and other material agreements;

•	engage in mergers, acquisitions or asset sales;

•	engage in transactions with affiliates;

•	enter into arrangements that would prohibit us from granting liens or restrict our subsidiaries’ ability to pay dividends, make loans or transfer assets; and

•	alter the business we conduct.
In addition, our credit agreement contains a covenant that is tested at the end of each fiscal quarter and requires us to not exceed a maximum consolidated net first lien leverage ratio of 6.0x Consolidated EBITDA (as defined in the credit agreement), with this ratio stepping down to 5.5x for the quarter ended June 30, 2018 and 5.0x for the quarter ended June 30, 2019. As a result of these covenants, we will be limited in the manner in which we can conduct our business, and may be unable to engage in favorable business activities or finance future operations or capital needs.
Various risks, uncertainties and events beyond our control could affect our ability to comply with these covenants. Failure to comply with any of the covenants in our existing or future financing agreements could result in a default under those agreements and under other agreements containing cross‑default provisions. Such a default would permit lenders to accelerate the maturity of the debt under these agreements and other agreements containing cross-default provisions and to foreclose upon any collateral securing the debt. Under these circumstances, we might not have, or be able to obtain, sufficient funds or other resources to satisfy all of our obligations. In addition, the limitations imposed by financing agreements on our ability to incur additional debt, cause our subsidiaries to guarantee certain debt, pay dividends or make other distributions, or take other actions might significantly impair our ability to obtain other financing.
We cannot assure that we will be granted waivers or amendments to these agreements if for any reason we are unable to comply with these obligations or that we will be able to refinance our debt on terms acceptable to us, or at all.
Certain holders of our common stock exert significant influence over the Company and may make decisions that conflict with the interests of other stockholders.
In August 2004, MacAndrews & Forbes Incorporated (formerly known as MacAndrews & Forbes Holdings Inc.) was issued approximately 25% of our then outstanding Class A common stock in connection with its conversion of our then outstanding Series A Convertible Preferred Stock. As disclosed in the Company’s proxy statement filed with the SEC on October 20, 2017, this holder beneficially owned 34,575,736 shares of our then outstanding Class A common stock, or approximately 38.4% of our outstanding common stock as of February 26, 2018. Pursuant to a stockholders’ agreement with us, which we originally entered into with holders of the Series A Convertible Preferred Stock, such holder is entitled to appoint up to four members of our Board of Directors and certain actions of our Company require the approval of such holder. As a result, this holder has the ability to exert significant influence over our business and may make decisions with which other stockholders may disagree, including, among other things, delaying, discouraging or preventing a change of control of our Company or a potential merger, consolidation, tender offer, takeover or other business combination.
ITEM 1B.    UNRESOLVED STAFF COMMENTS
None.

ITEM 2.    PROPERTIES
We occupy approximately 2,383,000 square feet of space in the U.S. Internationally, we occupy approximately 1,873,000 square feet of space. We believe that these facilities are adequate for our business as presently conducted. Set forth below is an overview of the principal owned and leased real estate properties that support our corporate headquarters and Gaming, Lottery and Interactive segments.

Location	Sq. Ft	Supports	Tenancy
Las Vegas, Nevada	525,893	Corporate Headquarter, Gaming	Lease/Own(1)
Chicago, Illinois	392,323	Gaming, Interactive	Own
Alpharetta, Georgia	355,000	Gaming, Lottery	Own
India (Bangalore, Chennai, Pune)	179,893	Gaming, Lottery, Interactive	Lease
(1) Lease 245,893 sq. ft and own 280,000 sq. ft.

Our owned Alpharetta, Chicago and Las Vegas facilities listed above are encumbered by mortgages securing indebtedness under our credit agreement and Secured Notes. In addition to those listed above, we own and lease a number of additional less significant properties in the U.S. and internationally that support our operations.

ITEM 3.    LEGAL PROCEEDINGS
For discussion of the Company's legal proceedings, see Note 22, which is incorporated by reference into this Item 3 of this Annual Report on Form 10-K.

ITEM 4.    MINE SAFETY DISCLOSURES
Not applicable.

PART II
ITEM 5. MARKET FOR REGISTRANT'S COMMON EQUITY, RELATED STOCKHOLDER MATTERS AND ISSUER PURCHASES OF EQUITY SECURITIES
Market for Our Common Stock
Our outstanding common stock is listed for trading on the Nasdaq Global Select Market under the symbol "SGMS." The following table sets forth, for the periods indicated, the range of high and low sales prices of our then outstanding Class A common stock:

	Sales Price of Class A Common Stock
	High	Low
Fiscal Year 2017 (January 1, 2017 - December 31, 2017)
First Quarter	$23.95	$13.73
Second Quarter	$27.20	$20.60
Third Quarter	$46.25	$24.05
Fourth Quarter	$54.95	$41.10
Fiscal Year 2016 (January 1, 2016 - December 31, 2016)
First Quarter	$10.24	$4.56
Second Quarter	$10.75	$7.90
Third Quarter	$11.42	$8.07
Fourth Quarter	$16.10	$10.90
On February 26, 2018, the closing sale price for our common stock on the Nasdaq Global Select Market was $47.30 per share. There were 728 holders of record of our common stock as of February 26, 2018. This does not include the number of stockholders who hold shares of our common stock through banks, brokers or other financial institutions.
Dividend Policy
We have never paid any cash dividends on our common stock and do not presently intend to pay cash dividends on our common stock in the foreseeable future. Further, under the terms of certain of our debt agreements, we are limited in our ability to pay cash dividends or make certain other restricted payments (other than stock dividends) on our common stock. For further discussion related to dividend restrictions, see Note 16.
Stockholder Return Performance Graph
The following graph compares the cumulative total stockholder return over the five-year period ended December 31, 2017 of our then outstanding Class A common stock, the Nasdaq Composite Index and indices of our peer group companies that operate in industries or lines of business similar to ours.
Our peer group companies consist of Aristocrat (Australian Securities Exchange: ALL), IGT (New York Stock Exchange: IGT), Intralot, S.A (Athens Stock Exchange: IRLTY), Pollard Banknote Limited (Toronto Stock Exchange: PBL.UN-TO) and Everi Holdings Inc. (New York Stock Exchange: EVRI).
The companies in each peer group have been weighted based on their relative market capitalization each year. The graph assumes that $100 was invested in our then outstanding Class A common stock, the Nasdaq Composite Index and the peer group indices at the beginning of the five-year period and that all dividends were reinvested. The comparisons are not intended to be indicative of future performance of our common stock.

	12/12	12/13	12/14	12/15	12/16	12/17
Scientific Games Corporation	$100.00	$195.27	$146.83	$103.46	$161.48	$591.70
NASDAQ Composite	$100.00	$141.63	$162.09	$173.33	$187.19	$242.29
Peer Group	$100.00	$127.25	$141.62	$183.23	$278.30	$405.71

ITEM 6.    SELECTED FINANCIAL DATA
Selected financial data presented below as of and for each of the five years ended December 31, 2017 have been derived from our historical consolidated financial statements. The information below reflects the acquisitions and dispositions of certain businesses from 2013 through 2017, including the Bally acquisition in November 2014, the WMS acquisition in October 2013, the disposition of our equity investment in Sportech plc in January 2014, the disposition of our pub business in March 2013 and various immaterial acquisitions consummated during the year ended December 31, 2017, described in Note 9. This data should be read in conjunction with "Management's Discussion and Analysis of Financial Condition and Results of Operations" in Part II, Item 7 of this Annual Report on Form 10-K and our Consolidated Financial Statements and the Notes thereto included in Part IV, Item 15 of this Annual Report on Form 10-K.
FIVE YEAR SUMMARY OF SELECTED FINANCIAL DATA
(in millions, except per share amounts)

		As of and for the Year Ended December 31,
	2017	2016	2015	2014	2013
Total revenue	$3,083.6	$2,883.4	$2,758.8	$1,786.4	$1,090.9
Net loss from continuing operations	$(242.3)	$(353.7)	$(1,394.3)	$(234.3)	$(25.6)

Basic and diluted net loss per share from continuing operations	$(2.72)	$(4.05)	$(16.23)	$(2.77)	$(0.30)

Balance Sheet Data
Total assets	$7,725.3	$7,087.4	$7,732.2	$9,721.1	$4,109.6
Total long-term debt, including current portion	$8,776.6	$8,074.2	$8,207.0	$8,312.9	$3,109.2

ITEM 7.    MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS
The following discussion is intended to enhance the reader's understanding of our operations and current business environment and should be read in conjunction with the description of our business (see Part I, Item 1 of this Annual Report on Form 10-K) and our Consolidated Financial Statements and Notes (see Part IV, Item 15 of this Annual Report on Form 10-K).
        This “Management’s Discussion and Analysis of Financial Condition and Results of Operations” (“MD&A”) contains forward-looking statements within the meaning of the Private Securities Litigation Reform Act of 1995 and should be read in conjunction with the disclosures and information contained and referenced under "Forward-Looking Statements" and "Risk Factors" at the beginning and in Part I, Item 1A, respectively, of this Annual Report on Form 10-K. As used in this MD&A, the terms "we," "us," "our" and the "Company" mean Scientific Games Corporation together with its consolidated subsidiaries.

BUSINESS OVERVIEW
We are a leading developer of technology‑based products and services and associated content for the worldwide gaming, lottery and interactive gaming industries. Our portfolio includes gaming machines and game content, casino management systems, table game products and services, instant and draw‑based lottery games, lottery systems, lottery content and services, interactive gaming and social casino solutions and other products and services. We also gain access to technologies and pursue global expansion through strategic acquisitions and equity investments.
SGC was incorporated in the state of Delaware on July 2, 1984. On September 18, 2017, SGC entered into an Agreement and Plan of Merger with SG Nevada Merger Company, a Nevada corporation and SGC’s wholly owned subsidiary Newco, providing for the merger of SGC with and into Newco with Newco surviving the merger, for the sole purpose of changing SGC’s state of incorporation from Delaware to Nevada. Refer to Part I, Item 1 for additional details.

Highlights, including recent developments:
Mergers and Acquisitions

•	In January 2018, we successfully completed the NYX acquisition, for an aggregate enterprise value of approximately $640.0 million.

•	During 2017, we also completed four smaller acquisitions, including Spricerack Media, Inc. and DEQ, which were accretive to our financial performance and expanded our portfolio of products.
Financings

•
Subsequent to December 31, 2017, we successfully completed a series of financing transactions, including a private offering of an additional $900.0 million principal amount of our 2025 Secured Notes, €325.0 million of 3.375% new senior secured notes due 2026 and €250 million of 5.500% new senior unsecured notes due 2026, and an amendment to our credit agreement to refinance our existing term loan B-4 facility and increase the term loans outstanding by $900.0 million under a new term loan B-5 facility.

◦
We used a portion of the net proceeds of these financing transactions to redeem $1,400.0 million of our outstanding 2022 Secured Notes, prepay a portion of our revolver borrowings under our credit agreement and pay accrued and unpaid interest thereon plus related premiums, fees and expenses.

◦
We intend to use the remaining net proceeds to redeem the remaining $700.0 million of our outstanding 2022 Secured Notes and pay accrued and unpaid interest thereon plus related premiums on or around March 2, 2018.

◦	In connection with the amendment to our credit agreement, the interest rate on our term loan was decreased from LIBOR plus 325 to LIBOR plus 275.

◦
We increased the amount of the revolving credit agreement by $24.0 million to $620.2 million through October 18, 2018, with a step-down in availability at that time to $445.7 million until the extended maturity on October 18, 2020.

◦
As a result of these financing transactions, we have lowered our annual cash interest cost by approximately $69.0 million at current interest rates and extended the maturity of $2,100.0 million of our debt from 2022 out to 2024, 2025 and 2026.

•
On January 10, 2018, in connection with the reincorporation merger, the Surviving Corporation assumed all of the obligations of SGC under the credit agreement, the Senior Notes and the Subordinated Notes, and became a guarantor of all of that indebtedness.

•
During 2017, we successfully completed a series of refinancing transactions, including a private offering of $1.15 billion in aggregate principal amount of 2022 Secured Notes and amendments to our credit agreement that extended the maturity of our term loans and revolving credit facility and reduced the applicable interest rate on the term loans. These actions reduced the total principal amount of our debt by $45.0 million, including payment of the remaining $45.0 million on our revolving credit facility, lowered our annual cash interest cost and significantly reduced our exposure to floating interest rates.

•	In March 2017, we redeemed all $250.0 million aggregate principal amount of our outstanding 2018 Notes.

•	In October 2017, we successfully completed the initial offering of our 2025 Secured Notes in the aggregate principal amount of $350.0 million.
Expanding our Customer Base

•	In December 2017, LNS accepted a contract extension of up to nine years for the Italian Scratch and Win concession.

•	In July 2017, we were awarded a new, six-year contract as the primary instant games provider for the Colorado Lottery.

•	In June 2017, we were awarded a new, four-year contract to provide instant games and additional services to the New Hampshire Lottery.

•	In June 2017, we were awarded a new, eight-year systems technology and services contract from the Maryland Lottery and Gaming Control Agency.

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
Reportable Segments
The segment amounts included in MD&A are presented on a basis consistent with our internal management reporting as of December 31, 2017. Segment information appearing in Note 2 is also presented on this basis. At the end of fiscal 2017, we had three business segments for financial reporting purposes - Gaming, Lottery and Interactive.
As a result of the NYX acquisition (see Note 9) and starting with the first quarter 2018 reporting period, we will report our operations in four business segments, representing our different products and services: Gaming, Lottery, Social and Digital.

CONSOLIDATED RESULTS

(in millions)	Year Ended December 31,			Variance
	2017	2016	2015	2017 vs. 2016		2016 vs. 2015
Total revenue	$3,083.6	$2,883.4	$2,758.8	$200.2	7%	$124.6	5%
Total operating expenses	2,690.5	2,752.8	3,783.4	(62.3)	(2)%	(1,030.6)	(27)%
Operating income (loss)	393.1	130.6	(1,024.6)	262.5	201%	1,155.2	(113)%
Net loss before income tax	(227.8)	(478.7)	(1,694.2)	250.9	(52)%	1,215.5	(72)%
Net loss	(242.3)	(353.7)	(1,394.3)	111.4	(31)%	1,040.6	(75)%
Revenue

(in millions)	Year Ended December 31,			Variance
	2017	2016	2015	2017 vs. 2016		2016 vs. 2015
Gaming	$1,844.3	$1,772.7	$1,773.6	$71.6	4%	$(0.9)	0%
Lottery	811.5	777.9	775.2	33.6	4%	2.7	—
Interactive	427.8	332.8	210.0	95.0	29%	122.8	58%
Total revenue	$3,083.6	$2,883.4	$2,758.8	$200.2	7%	$124.6	5%
Year Ended December 31, 2017 Compared to Year Ended December 31, 2016
Gaming revenue increased in 2017, primarily due to higher gaming machine sales, placement of table products and hardware sales partially offset by a decrease in WAP and premium game revenue. The gaming revenue increase included the unfavorable impact of $1.6 million from foreign currency.
Lottery revenue increased in 2017, primarily due to higher revenues from our participation and PPU contracts, launching of WILLY WONKA GOLDEN TICKET™ multi-state instant game and higher international terminal and software sales. Lottery increases included the unfavorable foreign currency impact of $1.6 million.

Interactive revenue increased in 2017, primarily due to 32% growth in our social gaming B2C business reflecting the ongoing popularity of Jackpot Party® Social Casino and the success of more recent apps, such as the introduction of the 88 Fortunes® app in the first quarter of 2017, combined with the acquisition of Spicerack, which closed in April 2017, and its Bingo Showdown social gaming app.

Operating expenses

	Year Ended December 31,			Variance
(in millions)	2017	2016	2015	2017 vs. 2016		2016 vs. 2015
Operating expenses:
Cost of services(1)	$417.2	$396.5	$372.7	$20.7	5%	$23.8	6%
Cost of product sales(1)	465.3	424.6	405.5	40.7	10%	19.1	5%
Cost of instant games(1)	282.1	285.2	325.9	(3.1)	(1)%	(40.7)	(12)%
Selling, general and administrative	613.1	577.0	567.7	36.1	6%	9.3	2%
Research and development	184.1	204.8	183.9	(20.7)	(10)%	20.9	11%
Depreciation, amortization and impairments	682.8	738.7	903.2	(55.9)	(8)%	(164.5)	(18)%
Goodwill impairments	—	69.0	1,002.6	(69.0)	(100)%	(933.6)	(93)%
Restructuring and other	45.9	57.0	21.9	(11.1)	(19)%	35.1	160%
Total operating expenses	$2,690.5	$2,752.8	$3,783.4	$(62.3)	(2)%	$(1,030.6)	(27)%

(1) Exclusive of D&A.

Cost of revenue
Consolidated cost of revenue increased by $58.3 million in 2017, including (1) a $40.6 million higher cost of Interactive services primarily related to platform fees associated with the $87.6 million increase in Interactive social revenue; (2) a $11.4 million increase in Lottery cost of product sales driven primarily by increased terminal and software sales; and (3) a $29.3 million increase in Gaming cost of product sales driven by increased gaming machine and hardware sales; partially offset by $20.4 million decrease in gaming cost of services reflecting lower gaming operations revenue and lower third party royalty costs.
SG&A
The increase in SG&A of $36.1 million in 2017 was primarily due to the following: (1) an increase in Interactive SG&A of $25.0 million, primarily driven by additional marketing spend and user acquisition costs related to our growing portfolio of social and mobile gaming apps; (2) a $24.7 million increase in salaries and benefits primarily reflecting higher incentive compensation commensurate with the Company's overall performance and to the lesser extent increased headcount; and (3) a $24.1 million increase in professional and legal fees. This increase was partially offset by benefits realized in the current year from the November 2016 business improvement initiative. The prior year also included $7.5 million of insurance proceeds recorded during the second quarter of 2016 in connection with a settlement of a legal matter.
R&D
The decrease in R&D was primarily driven by reduced spending on outside resources for certain projects and headcount reduction completed as a part of the November 2016 business improvement initiative.
Depreciation, amortization and impairments
D&A decreased by $55.9 million in 2017 primarily due to certain acquired intangible assets from the 2013 WMS acquisition and 2014 Bally acquisition becoming fully depreciated in the third quarter of 2016, and acquired Gaming assets for which accelerated depreciation was recorded in the prior comparable period.
Goodwill impairments

During 2016, we recorded an impairment charge of $69.0 million to reduce the carrying value of our International Lottery Systems reporting unit's goodwill balance to its implied fair value. See Note 11 for additional information.

Restructuring and other
Restructuring and other costs decreased $11.1 million in 2017, primarily associated with costs incurred in 2016 related to the November 2016 business improvement initiative partially offset by acquisition-related costs associated with NYX acquisition. See Note 4 for additional information.

Other Factors Affecting 2017, 2016 and 2015 Net Loss Comparability

Year Ended December 31,
(in millions)	2017	2016	2015	Factors Affecting Net Loss
				2017 vs. 2016	2016 vs. 2015
Interest expense	$(609.7)	$(661.4)	$(664.9)	Lower cash interest costs primarily resulting from 2017 refinancing transactions (further discussed in “Liquidity, Capital Resources and Working Capital”).	No significant changes compared to the year ended December 31, 2015.
(Loss) gain on debt financing transactions	(38.1)	25.2	—	Loss on debt financing transactions from our refinancing transactions consummated during the year (further discussed in “Liquidity, Capital Resources and Working Capital”).	Gain on debt financing transactions from our repurchase and cancellation of $65.9 million in principal debt balance of our 2020 Notes and 2021 Notes.
Other income (expense), net	0.2	13.9	(21.6)
2017 results reflect $8.4 million loss compared to a $2.2 million gain in 2016, primarily due to the strengthening of the British Pound Sterling and the Euro, driving a $10.6 million change. 2017 also includes $1.5 million loss related to change in fair value of NYX investment (see Note 13).
					2016 results reflect a $2.2 million gain compared to a $28.9 million loss in 2015, primarily due to the weakening of the British Pound Sterling and the Euro, driving a $31.1 million change.
Income tax (expense) benefit(1)	(14.5)	125.0	299.9
The change in income tax expense from 2016 to 2017 is primarily due to the Company no longer benefiting its U.S. losses in 2017 as a result of having a full valuation allowance on its deferred tax assets. In addition, as a result of (Tax Reform) the Company recognized a $9.9 million benefit in 2017 due to the impact of the change in enacted tax rates on its deferred tax liabilities.
					Our 2016 effective tax rate was impacted by the recording of valuation allowances totaling $37.1 million against domestic (federal and state) net deferred tax assets.
(1) For additional information regarding the changes in our effective tax rates and the variance in our income tax (expense) benefit and impact of Tax Reform, see Note 21.
Foreign exchange (F/X)
Our results are impacted by changes in F/X rates used in the translation of foreign functional currencies into USD and the re-measurement of foreign currency transactions or balances. The impact of F/X rate fluctuations represents the difference between current rates and prior-period rates applied to current activity. Our exposure to foreign currency volatility on revenue is as follows:

	Year Ended December 31,
	2017			2016			2015
(in millions)	Revenue	% Consolidated Revenue	F/X Impact on Revenue	Revenue	% Consolidated Revenue	F/X Impact on Revenue	Revenue	% Consolidated Revenue	F/X Impact on Revenue
Foreign Currency:
British Pound Sterling	$224.3	7.3%	$(15.0)	$237.8	8.2%	$(42.2)	$235.9	9.0%	$(30.3)
Euro(1)	152.7	5.0%	3.3	131.6	4.6%	(0.5)	115.8	4.0%	(26.4)
Australian Dollar	143.0	4.6%	3.1	134.0	4.6%	(1.5)	123.0	4.0%	(18.8)
(1) Our earnings from our Euro-denominated equity investment in LNS were $14.3 million, $14.0 million and $14.8 million for the years ended December 31, 2017, 2016 and 2015, respectively.
See "Business Segment Results” below for a more detailed explanation of the significant changes in our components of revenue and expenses within the individual segment results of operations.

Year Ended December 31, 2016 Compared to Year Ended December 31, 2015
Revenue

Gaming revenue slightly decreased in 2016, primarily due to a decrease in WAP and premium game revenue and lower systems hardware and software sales, which was offset by higher gaming machine sales. The gaming revenue decrease included the negative impact of $22.4 million from foreign currency.
Lottery revenue increased in 2016 primarily due to higher U.S revenue, mostly driven by an increase in U.S. instant game sales revenue with particular strength in Participation contracts and from CSP customers for whom we provide our integrated CSP offerings and increased retail sales of multi-state games including sales leading up to the record $1.6 billion POWERBALL jackpot in January 2016. These increases were offset by an unfavorable $21.7 million impact from the expiration of the CSL validation contract in January 2016 and a negative $9.1 million impact from foreign currency.

Interactive revenue increased in 2016 primarily due to 60.8% growth in our social gaming B2C business reflecting the ongoing popularity of Jackpot Party Social Casino and the success of our recently launched Quick Hit® Slots, Hot Shot Casino® and Blazing 7s Slots™ social gaming apps.

Cost of revenue
Consolidated cost of revenue increased by $2.2 million in 2016, including (1) a $26.7 million increase in cost of unit shipments in Gaming resulting from the introduction of the TwinStar® Dual-Screen and TwinStar J43™ Video gaming machines which generally carry higher costs at launch and trend lower as they mature; (2) a $48.9 million increase in the cost of Interactive services primarily related to volume-driven increase in the third-party platform fees on the $122.8 million increase in Interactive revenues, which was offset by; (3) a decrease of $25.1 million in gaming costs primarily associated with placement of WAP, premium and other leased machines as operators have removed more of these machines from their gaming floors; (4) an $11.0 million decrease in costs related to systems and hardware sales; and (5) a $40.7 million reduction in cost of instant games primarily due to the cancellation of the MONOPOLYTM MILLIONAIRES' CLUB (MMC) game.
SG&A
The increase in SG&A of $9.3 million in 2016 was primarily due to the following: (1) a $34.9 million increase in marketing primarily driven by Interactive marketing and player acquisition costs related to new games launched in 2016 and the increased marketing related to our Jackpot Party Social Casino app; (2) a $9.9 million increase in stock-based compensation, primarily attributable to the accelerated recognition of certain stock based compensation, which was offset by; (3) a $15.4 million decrease in salaries and benefits resulting from headcount actions; and (4) a $21.2 million decrease in professional and legal fees, which includes a $7.5 million credit related to insurance proceeds received during the second quarter of 2016 in connection with the settlement of a legal matter.
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

GAMING
Our Gaming business segment designs, develops, manufactures, markets and distributes a comprehensive portfolio of gaming products and services. We provide our Gaming portfolio of products and services to commercial casinos, Native American casinos, wide-area gaming operators such as LBOs, arcade and bingo operators in the U.K. and continental Europe, and government agencies and their affiliated operators. Our equity investments in RCN and International Terminal Leasing are part of our Gaming business segment.
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
N/A
Gaming machine sales	N/A	Sale of new and used gaming machines, ETSs and VLTs, conversion game kits and spare parts
Gaming systems	We provide services which include installation and support of casino management systems, including ongoing hardware maintenance and software upgrade services
We offer core slot, casino and table-management systems (collectively, "casino-management systems") that help our customers improve communication with players, add excitement to the gaming floor and enhance operating efficiencies. We also provide ongoing software maintenance of customer casino management systems

Table products	Revenue is generated from supplied table products and services (including Shufflers) and proprietary table game licensing	Sale of table products (including Shufflers) and perpetual licenses to PTG.
Gaming Operations
Our services revenue includes revenue earned from Participation games, other gaming machine services and table product service arrangements and licensing. We categorize our Participation gaming machines as (1) WAP, premium and daily fee Participation games and (2) other leased and Participation games.
WAP, premium and daily fee Participation games

•
WAP Participation games: WAP Participation games are electronically linked gaming machines that are located across multiple casinos within a single gaming jurisdiction or across Native American gaming jurisdictions. Players across linked gaming machines contribute to and compete for system-wide progressive jackpots that are designed to increase gaming machine play for participating casinos by giving the players the opportunity to win a larger jackpot than on a non-WAP gaming machine. We are responsible for funding WAP jackpots. We create WAP games using our proprietary brands and also using licensed brands. We operate our WAP systems in six states throughout the U.S. and in certain Native American casinos.

Premium and daily fee Participation games: We offer two categories of non-WAP premium and daily fee Participation games: LAP and standalone. LAP games are gaming machines that are located within a single casino and are electronically linked to a progressive jackpot for that specific casino. Our LAP gaming machines feature games including those offered as WAP and our proprietary brands such as Jackpot Party Progressive®, Life of Luxury® Progressive, 88 Fortunes, 5 Treasures®, and Cash Spin. Our LAP products leverage both exclusive brand names and game play intellectual property, and typically offer players the chance to win multiple progressive jackpots, all of which tend to result in higher play volumes. We also provide certain standalone Participation games that are not linked to other gaming machines. Our standalone games feature titles under licensed brands and our proprietary brands. Our standalone Participation gaming machines generally feature larger, more elaborate top-boxes and provide game play experiences not possible on a single screen game or on gaming machines that we sell.
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

•
VLTs: For certain customers, we provide our multi-game and single-game VLTs, which include video gaming machines, mechanical reel gaming machines and video poker games. Our VLTs may be operated as standalone units or may interface with central monitoring systems operated by government agencies. Our VLTs are typically located in places where casino-style gaming is not the only attraction, such as racetracks, bars and restaurants.

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

Gaming Machine Sales
The majority of our product sales are derived from sales of gaming machines and VLTs that use a combination of advanced graphics, mechanical reels, digital music and sounds and secondary bonus games. We also sell ETSs to either meet the needs of particular locations where live tables are not allowed or as productivity-enhancing solutions for other jurisdictions.
Gaming Systems
Our comprehensive suite of technology solutions provides gaming operations of every size with a wide range of marketing, data management and analysis, accounting, player tracking, security and other applications and tools to more effectively manage their operations. Gaming systems products include the iVIEW® touch screen display, which facilitates the player experience, bonus features, customer service, and employee functions. Gaming systems revenues related to core system solutions are highly dependent on new installations. Gaming system revenues are also generated through ongoing hardware and software maintenance services and upgrades.
Table Products
Our table product sales are generated primarily from the sale of products designed to enhance table game speed, productivity, profitability and security. Our product offerings include various models of Shufflers to suit specific games.
We offer Shuffler products under month-to-month arrangements that contain Participation rates or fixed monthly rates. These arrangements include service of the product with back-up and replacement products available at the customer’s request.
We license our PTG content to commercial, tribal and governmental casino operators typically under month to month arrangements based on fixed monthly rates. PTGs which are designed to enhance operators' table-game operations, include our internally developed and acquired PTGs, side bets, add-ons and progressive features. Our proprietary content and features are also added to public domain games such as poker, baccarat, pai gow poker, craps and blackjack table games and to electronic platforms.
Revenues from our Gaming products and services to external customers accounted for 60%, 61% and 64% of our total revenues in 2017, 2016 and 2015, respectively.
Current year update

Despite strong gaming machine sales during 2017, we believe the market for gaming machine sales was challenging during 2017 and could remain challenging in the near term. These challenges included: (1) restrained investment in new replacement gaming machines by our existing customers; (2) increased competition for new systems, gaming operations, gaming machines and table products businesses; and (3) other economic and regulatory pressures that affect our business operations globally.

For 2018, we expect to continue to face pricing pressure in our Gaming segment. We anticipate that replacement demand for gaming machines and constraints on capital spending by gaming operators will continue at current levels. We anticipate that demand for our gaming systems products and services could increase due to several Canadian contracts and related new system implementations during 2018; however, timing can fluctuate based on actual installations of the solutions. We believe we have begun to stabilize the erosion in the installed base of WAP, premium and daily-fee Participation gaming machines. In 2017, we demonstrated a significant breadth and depth of innovative new products that we expect to launch in the year ahead to support our target of growing the overall category. These products were headlined by three JAMES BOND themed games showcased on our new Gamefield 2.0TM and TwinStar J43 iReels cabinets.
For the year ended December 31, 2017, our contracts with two of the large U.K. bookmakers represented a significant portion of our U.K. LBO server-based gaming business. Our current contract with Ladbrokes plc (“Ladbrokes”) commenced on October 22, 2013 and is scheduled to expire on March 31, 2019. Our current contract with Gala Coral Group Ltd. (“Gala Coral”) commenced on January 1, 2010 and expired on December 31, 2017, with the parties continuing to operating under the current contract terms and conditions, until ongoing negotiations (described below) are concluded. In October 2016, Ladbrokes and Gala Coral merged. We are currently in negotiation with LadbrokesCoral Group about a new contract for the merged entity, with negotiation expected to be completed in 2018.

Results of Operations and Key Performance Indicators

(in millions)	Year Ended December 31,			Variance
	2017	2016	2015	2017 vs. 2016		2016 vs. 2015
Total revenue	$1,844.3	$1,772.7	$1,773.6	$71.6	4%	$(0.9)	—
Total operating expenses	1,498.0	1,560.7	2,675.1	(62.7)	(4)%	(1,114.4)	(42)%
Operating income (loss)	$346.3	$212.0	$(901.5)	$134.3	63%	$1,113.5	(124)%

Year Ended December 31, 2017 Compared to Year Ended December 31, 2016
Revenue

(in millions, except for unit and per unit revenue information)	Year Ended December 31,			Variance
	2017	2016	2015	2017 vs. 2016		2016 vs. 2015
Revenue:
Gaming operations	$696.0	$725.3	$763.2	$(29.3)	(4)%	$(37.9)	(5)%
Gaming machine sales	672.4	618.2	571.1	54.2	9%	47.1	8%
Gaming systems	274.0	240.8	273.0	33.2	14%	(32.2)	(12)%
Table products	201.9	188.4	166.3	13.5	7%	22.1	13%
Total revenue	$1,844.3	$1,772.7	$1,773.6	$71.6	4%	$(0.9)	—
F/X impact on revenue	$(1.6)	$(22.4)	$(47.7)	$20.8	(93)%	$25.3	(53)%

KPIs:
WAP, premium and daily fee Participation units:
Installed base at period end	20,642	21,465	22,252	(823)	(4)%	(787)	(4)%
Average daily revenue per unit	$50.96	$51.73	$55.21	$(0.77)	(1)%	$(3.48)	(6)%

Other Participation and leased units:
Installed base at period end	48,259	47,474	47,949	785	2%	(475)	(1)%
Average daily revenue per unit	$14.64	$15.29	$15.78	$(0.65)	(4)%	$(0.49)	(3)%

Gaming machine sales:
U.S. and Canadian new unit shipments	20,731	18,180	17,417	2,551	14%	763	4%
International new unit shipments	13,257	13,430	11,365	(173)	(1)%	2,065	18%
Total new unit shipments	33,988	31,610	28,782	2,378	8%	2,828	10%
Average sales price per new unit	$17,231	$16,647	$16,349	$584	4%	$298	2%
Gaming Operations
Gaming operations revenue decreased in 2017 in part due to: (1) a 823 unit decrease in the installed base of WAP, premium and daily-fee Participation gaming machines; (2) a decrease in the average daily revenue per WAP, premium and daily-fee Participation units primarily reflecting a lower mix of high-yielding WAP games; and (3) a decrease in the average daily revenue per Other Participation and leased units, which was partially offset by a 785 unit increase in installed base of other participation and leased units.
Gaming Machine Sales
Gaming machine unit sales increased due to higher unit shipments primarily resulting from sales and strong performance of the TwinStar family of gaming machines, along with continued strong sales of the Pro Wave® cabinet.
U.S. and Canadian shipments encompassed 15,015 replacement units, including 250 Oregon VLT units (which completed the contract), and 5,466 units for new casino openings and expansions, including 2,469 Illinois VGT units. International shipments encompassed 12,308 replacement units and 949 units for new casino openings and expansions. The average sales price increased to $17,231 per unit reflecting a greater mix of higher-priced premium gaming machines sold during the period.
Gaming Systems
Gaming systems sales increased in 2017 due to increased hardware sales, driven by placements of the iView 4 hardware products, with significant sales to Tribal gaming customers, coupled with the new gaming system implementations in the province of Alberta.
Table Products

Table products revenue increased in 2017 primarily due to increased Shuffler sales, table product placements and the impact of the acquisition of DEQ Systems Corp., which closed in January 2017.

Operating income
The increase in operating income in 2017 was primarily attributable to the following: (1) higher overall gaming revenues as described above; (2) a decrease in overall operating expenses primarily due to the November 2016 business improvement initiative; (3) lower D&A of $64.4 million for the period due to certain acquired intangible assets becoming fully amortized in the third quarter of 2016, and acquired Gaming assets for which accelerated depreciation was recorded in the prior comparable period; and (4) a more profitable revenue mix, which was primarily due to an increase in Gaming systems sales.
Year Ended December 31, 2016 Compared to Year Ended December 31, 2015
Gaming Operations
Gaming operations revenue decreased in 2016 in part due to: (1) a 787 unit decrease in the installed base of WAP, premium and daily-fee Participation gaming machines; (2) a decrease in the average daily revenue per WAP, premium and daily-fee Participation units primarily reflecting a lower mix of high-yielding WAP games; (3) a 475 unit decrease in the ending installed base for Other Participation and leased units; and (4) a decrease in the average daily revenue per Other Participation and leased units. As a result of the third quarter release of our GameScape™ cabinet, our WAP installed base at the end of the fourth quarter of 2016 was up approximately 1% on a sequential quarter basis.
Gaming Machine Sales
Gaming machine unit sales increased due to higher global unit shipments primarily resulting from sales of the Pro Series WAVE (released in 2014), and the TwinStar and Dualos cabinets, both released in 2015.
U.S. and Canadian shipments encompassed 13,969 replacement units, including 1,271 Oregon VLT units (which completed the shipment under the related contract), and 4,211 units for new casino openings and expansions, including 1,700 Illinois VGT units. International shipments encompassed 11,956 replacement units and 1,474 units for new casino openings and expansions. The average sales price increased to $16,647 per unit, reflecting a greater mix of higher-performing premium gaming machines sold during the period.
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

LOTTERY

The Lottery segment is primarily comprised of our systems-based services and product sales business and our instant games business. Our systems-based services and product sales business provides customized computer software, software support, equipment and data communication services, sports wagering systems and keno to lotteries. In the U.S., we typically provide the necessary POS terminals and equipment, software and maintenance services on a Participation basis under long-term contracts that typically have an initial term of at least five years. Internationally, we typically sell POS terminals and/or computer software to lottery authorities and may provide ongoing fee-based systems maintenance and software support services.
Our instant games business generates revenue from the manufacture and sale of instant games, and the provision of value-added services such as game design, sales and marketing support, specialty games and promotions, inventory management, warehousing, fulfillment services, and full instant game category management. In addition, we provide licensed games, promotional entertainment and internet-based marketing services to the lottery industry. These revenues are presented as instant games revenue.
Our equity investments in LNS, Northstar Illinois, Northstar New Jersey, CSG, Hellenic Lotteries and GLB are included in the Lottery segment.
The following table summarizes the primary business activities included in the Lottery business segment.

	Services	Product Sales	Instant Games
Instant products - Participation and PPU(1)	N/A	N/A	Designing, printing and selling instant lottery games Providing instant game-related services, such as game design, sales and marketing support and inventory management
Instant products - licensing and player loyalty	N/A	N/A	Supplying player loyalty programs, merchandising services and interactive marketing campaigns Sublicensing brands for lottery products and providing lottery-related promotional products
Lottery systems - services	Providing software, hardware and related services for lottery operations: including draw systems, instant ticket validation systems, sports wagering and keno systems	Providing lottery systems hardware to customers where we have an ongoing services arrangement	N/A
Lottery systems - sales	Lottery systems software maintenance and support	Providing lottery systems, including hardware, software, and instant game validation systems	N/A
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
We market instant lottery games and related services to U.S. and international lotteries and commercial customers. We supply instant lottery games to 39 of the 44 U.S. jurisdictions that sell instant lottery games and have sold instant lottery games to customers in approximately 50 countries. Our U.S. instant lottery game contracts customarily have an initial term of three to five years and frequently include multiple renewal options for additional periods ranging from one to five years, which our customers have generally exercised in the past. We usually sell our instant lottery games on a PPU (meaning instant games sold to customer at a fixed price per unit) or Participation basis. Certain of our international customers purchase instant lottery games as needed rather than under multi-game supply contracts.
We provide lotteries with access to some of the world's most popular entertainment brands on lottery products, which we believe helps increase our customers' instant game sales. Our licensed entertainment brands include AMC® THE WALKING DEAD®, HARLEY-DAVIDSON®, LOTERIATM, MAJOR LEAGUE BASEBALL®, MARGARITAVILLE®, MONOPOLY, NATIONAL BASKETBALL ASSOCIATION, THE PRICE IS RIGHT® and SLINGO®. We also provide branded merchandise, advertising, promotional support, drawing management services and prize fulfillment programs. In addition, we offer lotteries interactive marketing services through our Loyalty Plus program which features players clubs, reward programs, second chance promotional websites, interactive games and subscription systems that enable players to purchase lottery games securely over the internet.
Lottery Systems
We are a leading provider of lottery systems including customized computer software, software support, equipment, and data communication services, to lotteries world-wide. Our U.S. arrangements ordinarily include the following: (1) provision of the necessary equipment (including POS terminals) and (2) software and maintenance services pursuant to long-term contracts that typically have an initial term of at least five years under which we are generally paid a fee equal to a percentage of the lottery's total retail sales. Our U.S. contracts commonly include multiple renewal options that generally have been exercised by our customers in the past. Internationally, we primarily sell: (1) POS terminals and/or computer software and hardware to lottery authorities; and (2) provide ongoing fee-based systems and software support services.
Our lottery systems use proprietary technology that facilitates high-speed processing of draw lottery game wagers and validation of winning draw and instant lottery games. This business includes the supply of proprietary transaction-processing software, draw lottery games, keno, point-of-sale terminals, central site computers and communication platforms and ongoing operational support and maintenance services. We have contracts to operate lottery systems for 10 of the 46 U.S. jurisdictions that operate draw lotteries. Internationally, we have lottery systems operating in 14 countries including Canada and China.
The fees we earn under our lottery systems contracts are generally included in our services revenue. Revenue from the sale of our POS terminals and/or computer software is included in our product sales revenue, while the fees we generate from ongoing systems and software support are generally included in our services revenue.
We have equity investments in LNS, Northstar New Jersey, Hellenic Lotteries, CSG and GLB, which entities operate or assist in the operation of lotteries. We are also the primary provider of instant lottery games to LNS and Northstar New Jersey and the exclusive provider of instant lottery games to Camelot Illinois, LLC and Hellenic Lotteries. Additional information regarding these equity investments is included in Note 13.
Revenues from our Lottery products and services to external customers accounted for 26%, 27% and 28% of our total revenues in 2017, 2016 and 2015, respectively.

Current year update

We believe we will continue to face intense price-based competition in our Lottery business in 2018. In the near term, we also expect to see an increase in the number of jurisdictions that seek to privatize or outsource lottery operations and to face strong competition from both traditional and new competitors with respect to these opportunities. In addition, we anticipate that lottery RFPs, specifically those for PMA arrangements and certain of our international customers, could increasingly include terms that expose us to increased risk, such as requiring the guarantee of specific income thresholds or significant upfront payments. Also, the renewal of the LNS concession for up to nine years will result in the continuation of our instant lottery games supply agreement for the term of the renewal, under which we are the primary provider of instant lottery games to LNS.

Results of Operations and Key Performance Indicators

(in millions)	Year Ended December 31,			Variance
	2017	2016	2015	2017 vs. 2016		2016 vs. 2015
Total revenue	$811.5	$777.9	$775.2	$33.6	4%	$2.7	—%
Operating expenses	564.7	655.0	708.0	(90.3)	(14)%	(53.0)	(7)%
Operating income	$246.8	$122.9	$67.2	$123.9	101%	$55.7	83%
Year Ended December 31, 2017 Compared to Year Ended December 31, 2016
Revenue

(in millions)	Year Ended December 31,			Variance
	2017	2016	2015	2017 vs. 2016		2016 vs. 2015
Revenue:
Instant products	$588.0	$573.7	$557.2	$14.3	2%	$16.5	3%
Lottery systems	223.5	204.2	218.0	19.3	9%	(13.8)	(6)%
Total revenue	$811.5	$777.9	$775.2	$33.6	4%	$2.7	—

F/X impact on revenue	$(1.6)	$(9.1)	$(31.8)	$7.5	(82)%	$22.7	(71)%

KPIs:(4)
Change in retail sales of U.S. lottery instant games customers(1)(2)	5%	4%	8%	1pp	nm	(4)pp	nm

Change in retail sales of U.S. lottery systems contract customers(1)(3)	(2)%	7%	(2)%	(9)pp	nm	9pp	nm

Change in Italy retail sales of instant games(1)	1%	(1)%	(4)%	2pp	nm	3pp	nm
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

Primary factors affecting total higher Lottery revenue in 2017 were: (1) a $14.3 million increase in instant product revenues driven by higher revenues in Participation and PPU contracts coupled with launching of WILLY WONKA GOLDEN TICKET™ multi-state instant licensed game; and (2) a $19.3 million increase in lottery systems revenues for the period driven by higher domestic and international terminal and software sales. Lottery revenues included unfavorable foreign currency impact on revenue (primarily in the U.K.) totaling $1.6 million for year ended December 31, 2017.
Operating income
Operating income increased in 2017 primarily due to a more profitable revenue mix and the following key factors: (1) a decrease in D&A totaling $16.4 million driven by certain Lottery systems equipment becoming fully depreciated during 2016 and write-off of equipment associated with a cancelled contract in 2016; and (2) a decrease in SG&A of $6.3 million primarily due to the November 2016 business improvement initiative. The year ended December 31, 2016 also included a $69.0 million non-cash goodwill impairment charge.
Earnings from equity investments
The increase in earnings from equity investments of $13.7 million was primarily due to an $11.3 million impairment charge recorded during the year ended December 31, 2016 related to an equity investment in China.

As a result of the LNS concession renewal described above and in Note 13, LNS is required to pay €800 million in upfront fees. The upfront fees will be amortized by LNS (anticipated to be approximately €89 million each year on a pre-tax basis and commencing in September 2019), which will reduce our equity in earnings of LNS. Our share of the amortization expense is expected to be approximately €18 million each year on a pre-tax basis.

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

INTERACTIVE

The following table summarizes the primary business activities included in the Interactive business segment as of December 31, 2017.

Services
Social	Operating social casino-style, slot-based games and bingo-based games through Facebook, iOS, Android and various other desktop and mobile platforms
RMG	Provision of content, via remote game server technology, to licensed online casino operators on both desktop and mobile platforms
SG Universe	Provision of play-for-fun and play-for-free white-label gaming for traditional land-based casinos through SG Universe
Social Gaming

In our social gaming business, we generate revenue from the sale of virtual coins, chips or bingo cards, which players can use to play slot, table games or bingo games (i.e., spin in the case of slot games, bet in the case of table games and use of bingo cards in the case of bingo games). The games are primarily our WMS, Bally, Barcrest, SHFL, Dragonplay® and recently acquired Bingo Showdown branded games. In addition, we also offer third-party branded games and original content.

Our apps include Jackpot Party Social Casino, Gold Fish® Casino Slots, Quick Hit Slots and Hot Shot Casino, Dragonplay Slots®, Dragonplay Poker®, Blazing 7s Slots and Bingo Showdown on various platforms which include: Facebook, Apple, Google Play, Amazon Kindle, Yahoo (through March 2016) and Microsoft Windows.

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

We believe that growth in our Interactive business is driven largely through new channels of distribution, such as the various types of mobile gaming platforms, the expansion of legal interactive RMG jurisdictions, the addition of social gaming products, the number and quality of our proprietary and third-party branded games released and available to players, the addition of traditional land-based casino operators and RMG operators that are not currently customers, the effectiveness of our marketing efforts designed to engage new players and re-engage existing players, and the prominence of our offerings on operators’ websites, which we do not control.
Revenues from our Interactive services to external customers accounted for 14%, 12% and 8% of our total revenues in 2017, 2016 and 2015, respectively.

As described in Note 13, during the fourth quarter of 2017, we acquired a non-controlling interest in NYX, which is a leading digital gaming software supplier for interactive, social and mobile gaming worldwide. On January 5, 2018, we successfully completed the NYX acquisition.

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
Results of Operations and Key Performance Indicators

(in millions)	Year Ended December 31,			Variance
	2017	2016	2015	2017 vs. 2016		2016 vs. 2015
Total revenue	$427.8	$332.8	$210.0	$95.0	29%	$122.8	58%
Operating expenses	363.4	284.3	182.9	79.1	28%	101.4	55%
Operating income	$64.4	$48.5	$27.1	$15.9	33%	$21.4	79%
Year Ended December 31, 2017 Compared to Year Ended December 31, 2016
Revenue

(in millions, except ARPDAU)	Year Ended December 31,			Variance
	2017	2016	2015	2017 vs. 2016		2016 vs. 2015
Revenue:
Social Gaming B2C	$362.0	$274.4	$170.6	$87.6	32%	$103.8	61%
Other	65.8	58.4	39.4	7.4	13%	19.0	48%
Total revenue	$427.8	$332.8	$210.0	$95.0	29%	$122.8	58%

KPIs:
Social gaming:
Mobile Penetration(1)	72%	68%	66%	4pp	nm	2pp	nm
Average MAU(2)	7.6	7.9	7.7	(0.3)	(4)%	0.2	3%
Average DAU(3)	2.5	2.5	2.2	—	—%	0.3	14%
ARPDAU(4)	$0.40	$0.31	$0.21	$0.09	29%	$0.10	48%
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

The increase in revenue compared to 2016 reflects growth of $87.6 million or 32% from social gaming revenue which is attributable to the ongoing popularity of Jackpot Party Social Casino and the success of more recent apps, such as the introduction of the 88 Fortunes app in the first quarter of 2017, and the impact of the April 2017 acquisition of Spicerack and its Bingo Showdown game.
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
Goodwill and other indefinite lived intangibles
We allocate goodwill to reporting units based on the reporting unit expected to benefit from the business combination. We evaluate our reporting units on at least an annual basis and, if necessary, reassign goodwill using a relative fair value allocation approach. Goodwill is tested for impairment at the reporting unit level (operating segment or one level below an operating segment) annually (October 1) and between annual tests if an event occurs or circumstances change that would more likely than not reduce the fair value of a reporting unit below its carrying value. These events or circumstances could include a significant change in the business climate, legal factors, operating performance indicators, competition, or sale or disposition of a significant portion of a reporting unit.
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

Reporting Unit	Year	Impairment charge	Tax benefit	Goodwill (at December 31, 2017)
International Lottery Systems	2016	$69.0	$14.5	$23.5
SG Gaming	2015	$935.0	None	$1,094.0
U.S. Lottery Systems	2015	$67.6	$24.9	$—

Other than the reporting units with recent partial impairments noted in the table above, we have no other reporting units where we currently believe significant risk of impairment exists. Our annual goodwill impairment test as of October 1, 2017, resulted in cushion of 35% and 78% for International Lottery Systems and SG Gaming reporting units, respectively, for which we recorded impairment charges during years ended December 31, 2016 and 2015 (as disclosed in the table above).

A substantial portion of our legacy U.K. Gaming reporting unit revenue is concentrated with LadbrokesCoral Group, which operates LBOs in the U.K. In October 2017, the U.K. government published its consultation on the review of stakes and prizes for all gaming terminals in the U.K. gaming sector. The consultation recommends a reduction in stakes on certain gaming machines. Although the consultation period closed in January 2018, any decision by the U.K. government was not enacted into law as of our goodwill impairment testing date nor as of December 31, 2017, and accordingly was not taken into consideration for related projections. The ultimate impact of a change in the allowed stakes on U.K. gaming machines was not determinable as of our goodwill impairment testing date.

Our annual goodwill impairment test as of October 1, 2017, which was based on laws and regulations enacted as of the testing date and objective factors including normalized historical results, resulted in a cushion of 85% for our legacy U.K. Gaming reporting unit. Although the estimated fair value of our legacy U.K. Gaming reporting unit was in excess of its respective carrying values, any enacted regulatory changes resulting in a significant reduction to allowable stakes could negatively impact our customers and our U.K. gaming business and could potentially result in an impairment of goodwill. As of December 31, 2017, our legacy U.K Gaming reporting unit carrying amount of goodwill was $184.8 million.

Goodwill is reviewed for impairment using either a qualitative assessment or a quantitative one-step process (following our adoption of ASU 2016-18 in the first quarter of 2017). If we perform a qualitative assessment and determine that the fair value of a reporting unit more likely than not exceeds the carrying value, no further evaluation is necessary. For reporting units where we perform the quantitative process, we are required to compare the fair value of each reporting unit, which we primarily determine using an income approach based on the present value of discounted cash flows, and a market approach to the respective carrying value, which includes goodwill. If the fair value of the reporting unit exceeds its carrying value, the goodwill is not considered impaired. If the carrying value is higher than the fair value, we recognize an impairment charge for the amount by which the carrying value exceeds the reporting unit's estimated fair value.

Discounted cash flow analysis requires significant judgments, including estimation of future cash flows, which is dependent on internal forecasts, estimation of the long-term rate of growth for our business, the relative risk of achieving those cash flows, and determination of our weighted average cost of capital. When using the market approach, we make judgments about the comparability of publicly traded companies engaged in similar businesses or public transactions information for similar businesses. We base our judgments on factors such as size, growth rates, profitability, risk, and return on investment. We also make judgments when adjusting market multiples of revenue, and earnings for these companies to reflect their relative similarity to our business. Our analysis also includes comparison of our reporting units' total estimated fair values to the total enterprise value and assessing the implied control premium, supporting the reasonableness of our concluded estimated fair values determined under the combination of income and market approaches as of our testing date. Refer to Note 11 for key estimates and assumptions used in the discounted cash flow analysis for SG Gaming, U.S. Lottery Systems and International Lottery Systems reporting units in periods during which our impairment testing for these reporting units resulted in an impairment charge.

We test our indefinite-lived assets annually for impairment in the fourth quarter of each fiscal year, or more frequently if events or changes in circumstances indicate that it is more likely than not that the fair value of an indefinite-lived asset is less than its carrying value or when circumstances no longer continue to support an indefinite useful life. An impairment test may be qualitative or quantitative, depending on the circumstances. When a quantitative test is performed, a fair value is determined using a discounted cash flow approach where projections of future cash flows generated by those assets are discounted using an estimated discount rate. We estimate the fair value of our indefinite-lived assets using the relief-from-royalty method, which uses several significant assumptions, including an assumed royalty rate, revenue projections that consider both historical and estimated future results, general economic and market conditions, and the impact of planned business and operational strategies. If the indicated fair value of the indefinite-lived asset exceeds its carrying value, the asset is not considered impaired. In the event that the fair value of the indefinite-lived asset is less than its carrying value, the difference is recorded as an impairment charge.

Long-lived assets and finite lived intangible assets

We evaluate the recoverability of intangible assets and other long-lived assets with finite useful lives by comparing the carrying value of the asset group to the estimated undiscounted future cash flows that we expect the asset to generate if events or changes in circumstances indicate that these assets are not recoverable. Any impairment is measured as the amount by which the carrying value of the asset exceeds the estimated fair value. The fair value is determined using a discounted cash flow approach where projections of future cash flows generated by those assets are discounted using an estimated discount rate. Significant judgment is required to estimate the amount and timing of future cash flows and the relative risk of achieving those cash flows. We also make judgments about the remaining useful lives of intangible assets and other long-lived assets that have finite lives. While we believe our estimates of future operating results and projected cash flows are reasonable, any significant adverse changes in key assumptions (i.e., adverse change in the extent or manner which an asset (asset group) is being used or expectation that, more likely than not, an asset (asset group) will be sold or otherwise disposed of before the end of its useful life) or adverse changes in economic and market conditions may cause a change in our evaluation of recoverability or our estimation of fair value and could result in an impairment charge that could be material to our financial statements.
Allowance for doubtful accounts - Notes receivable
We reserve an estimated amount for notes receivables that may not be collected to reduce our receivables to their net carrying value. Methodologies for estimating the allowance for doubtful accounts range from specific reserves to various percentages applied to aged receivables. Estimations of doubtful accounts are focused on receivables which are more than 90 days past due. We review a variety of relevant qualitative information such as collection experience, economic conditions and customer-specific financial conditions to evaluate credit risk in recording the allowance for doubtful accounts or as an indicator of an impaired loan. We also evaluate the macroeconomic and political environment of our customers to determine if these factors are an indication that a contractual obligation may be at risk to be collected in full. We may be required to make judgments related to the above factors if the information is not easily accessible. We may also have instances where we do not have an established history with a customer which also limits our ability to evaluate customer specific factors. Unexpected changes in the underlying financial condition of our customers or in the macroeconomic and political environment of a specific geographic region could result in a material impact on our consolidated results of operations and financial position. As of December 31, 2017, a 10% increase or decrease to the allowance determined within notes receivable would change the reserve by approximately $2.1 million.
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

Our income tax positions and analysis are based on currently enacted tax law. Future changes in tax law could significantly impact the provision for income taxes, the amount of taxes payable, and the deferred tax asset and liability balances in future periods. Deferred tax assets generally represent tax benefits for tax deductions or credits available in future tax returns. Certain estimates and assumptions are required to determine whether it is more likely than not that all or some portion of the benefit of a deferred tax asset will not be realized. In making this assessment, management analyzes and estimates the impact of future taxable income, available carry-backs and carry-forwards, reversing temporary differences and available prudent and feasible tax planning strategies. We have recorded valuation allowances in certain jurisdictions to reduce our deferred tax assets to the amounts that are more likely than not to be realized. Should a change in facts or circumstances lead to a change in judgment about the ultimate realizability of a deferred tax asset, we record or adjust the related valuation allowance in the annual period that the change in facts and circumstances occurs, along with a corresponding increase or decrease in the provision for income taxes.
Legal contingencies
We are subject to certain legal proceedings, demands, claims and threatened litigation that arise in the normal course of our business. We review the status of each significant matter quarterly and assess our potential financial exposure. If the potential loss from any claim or legal proceeding is considered probable and the amount can be reasonably estimated, we record a liability and an expense for the estimated loss. If we determine that a loss is reasonably possible and the range of the loss can be reasonably estimated, then we disclose the range of the possible loss. Significant judgment is required in the determination of whether a potential loss is probable, reasonably possible, or remote and in the determination of whether a potential exposure is reasonably estimable. Our accruals are based on the best information available at the time. As additional information becomes available, we reassess the liabilities and disclosures related to our pending claims and litigation and may revise our estimates. Potential legal liabilities and the revision of estimates of legal liabilities could have a material impact on our results of operations, cash flows and financial position. For discussion of the Company's legal proceedings, see Note 22, which is incorporated by reference into Item 3 of this Annual Report on Form 10-K.

LIQUIDITY, CAPITAL RESOURCES AND WORKING CAPITAL
Sources of liquidity
As of December 31, 2017, our principal sources of liquidity, other than cash flows provided by operating activities, were cash and cash equivalents and amounts available under our revolving credit facility discussed below under "Credit Agreement and Other Debt."
Subsequent to December 31, 2017, we successfully completed a series of financing transactions, including a private offering of an additional $900.0 million principal amount of our 2025 Secured Notes, €325.0 million of 3.375% new senior secured notes due 2026 and €250 million of 5.500% new senior unsecured notes due 2026, and an amendment to our credit agreement to refinance our existing term loan B-4 facility and increase the term loans outstanding by $900.0 million under a new term loan B-5 facility (collectively referred to as the “February 2018 Refinancing”). We used a portion of the net proceeds of the February 2018 Refinancing to redeem $1,400.0 million of our outstanding 2022 Secured Notes, prepay a portion of our revolver borrowings under our credit agreement and pay accrued and unpaid interest thereon plus related premiums, fees and expenses. We intend to use the remaining net proceeds to redeem the remaining $700.0 million of our outstanding 2022 Secured Notes and pay accrued and unpaid interest thereon plus related premiums on or around March 2, 2018. In connection with the amendment to our credit agreement, the interest rate on our term loans was decreased from LIBOR plus 325 to LIBOR plus 275. We also increased the amount of the revolving credit agreement by $24.0 million to $620.2 million through October 18, 2018, with a step-down in availability at that time to $445.7 million until the extended maturity on October 18, 2020. As a result of these financing transactions, we have lowered our annual cash interest cost by approximately $69.0 million at current interest rates and extended the maturity of $2,100.0 million of our debt from 2022 out to 2024, 2025 and 2026.
Subsequent to the February 2018 Refinancing and following our intended redemption of our outstanding 2022 Secured Notes (described above), the aggregate principal amount of debt outstanding would be approximately $9.0 billion, based on a Euro to U.S. dollar exchange rate of 1.2288 as of February 21, 2018.
In December 2017, we entered into a lender joinder agreement to our credit agreement with an additional revolving commitment lender. Pursuant to the joinder agreement, the amount of the revolving credit facility under the credit agreement was increased by $40.0 million.
In October 2017, we successfully completed a private offering of $350.0 million in aggregate principal amount of 2025 Secured Notes (the "October Financing"). We used the net proceeds of this offering, together with cash on hand and borrowings under the revolving credit facility under our credit agreement, to finance the NYX acquisition, including the refinancing of certain indebtedness of NYX, and to pay related fees and expenses.
During the third quarter of 2017, we completed a refinancing transaction (the “August 2017 Refinancing”), which included an amendment to our credit agreement, which further extended the maturity of our term loans and reduced the applicable interest rate on the term loans. The August 2017 Refinancing further lowered our annual cash interest cost and extended the maturity of approximately 40% of our debt from 2021 to 2024.
During the first quarter of 2017, we completed a series of refinancing transactions (the "February 2017 Refinancing"), which included a private offering of $1.15 billion in aggregate principal amount of 2022 Secured Notes, and an amendment to our credit agreement, which extended the maturity of our term loans and revolving credit facility and reduced the applicable interest rate on the term loans. The February 2017 Refinancing reduced the total principal value of our debt by $45.0 million, including payment of the remaining $45.0 million on our revolving credit facility; lowered our annual cash interest cost; extended the maturity to 2021 and 2022 for approximately 95% of our debt and significantly reduced our exposure to floating interest rates.
On January 10, 2018, in connection with the reincorporation merger, the Surviving Corporation assumed all of the obligations of SGC under the credit agreement, the Senior Notes and the Subordinated Notes, and became a guarantor of all of that indebtedness.

For further information on the February 2018 Refinancing, February 2017 Refinancing, the August 2017 Refinancing, the October 2017 Financing, the 2025 Secured Notes and the joinder agreement, see Note 16.

Cash and available revolver capacity

	As of December 31,
(in millions)	2017	2016
Cash and cash equivalents	$788.8	$115.1
Revolver capacity	596.2	592.6
Revolver capacity drawn or committed to letters of credit	(375.6)	(76.1)
Total	$1,009.4	$631.6
The amount of our available cash and cash equivalents fluctuates principally based on borrowings or repayments under our credit facilities, investments, acquisitions and changes in our working capital position. The borrowing capacity under our revolving credit facility will depend on the amount of outstanding borrowings and letters of credit issued and on us remaining in compliance with the covenants under our credit agreement, including a maintenance covenant based on consolidated net first lien leverage. Cash and cash equivalents as of December 31, 2017 included funds that were held to complete the NYX acquisition on January 5, 2018. We were in compliance with the covenants under our credit agreement as of December 31, 2017.
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
Total cash held by our foreign subsidiaries was $57.6 million as of December 31, 2017.
Our Gaming operations and Lottery systems businesses generally require significant upfront capital expenditures. In connection with a renewal or bid of a Gaming operations or Lottery systems contract, a customer may seek to obtain new equipment or impose new service requirements, which may require additional capital expenditures in order to retain or win the contract. Our ability to generate revenue and to continue to procure new contracts will depend on, among other things, our then present liquidity levels or our ability to obtain additional financing on commercially reasonable terms. If we do not have adequate liquidity or are unable to obtain financing for these upfront cash payments on favorable terms or at all, we may not be able to bid on certain contracts, which could restrict our ability to grow and have a material adverse effect on our results of operations, cash flows and financial condition. Our ability to make payments on and to refinance our indebtedness and other obligations depends on our ability to generate cash in the future. We may also, from time to time, repurchase, or otherwise retire or refinance our debt, through our subsidiaries or otherwise. Such activities, if any, will depend on prevailing market conditions, contractual restrictions and other factors, and the amounts involved may or may not be material. If we need to refinance all or part of our indebtedness at or before maturity, we cannot assure that we will be able to obtain new financing or to refinance any of our indebtedness on commercially reasonable terms or at all. In the event we pursue significant acquisitions or other expansion opportunities, conduct significant repurchases of our outstanding securities, or refinance or repay existing debt, we may need to raise additional capital either through the public or private issuance of equity or debt securities or through additional borrowings under our existing financing arrangements, which sources of funds may not necessarily be available on terms acceptable to us, if at all.
In addition, U.S. lottery customers generally require service providers to provide performance bonds in connection with the relevant contract. As of December 31, 2017, our outstanding performance bonds totaled $230.7 million. Our ability to obtain performance bonds on commercially reasonable terms is subject to our financial condition and to prevailing market conditions, which may be impacted by economic and political events. Although we have not experienced difficulty in obtaining such bonds to date, we cannot assure that we will continue to be able to obtain performance bonds on commercially reasonable terms, or at all.
As a result of the LNS concession renewal, described in Note 13, we are responsible for our pro rata share of the total €800 million payment required to be made by LNS to retain the lottery concession, which is €160.0 million. We funded €10 million of our share during the fourth quarter of 2017, with the remainder to be funded in April and October of 2018 in the amount of €60 million and €90 million, respectively. Contributions to LNS are expected to be funded out of existing cash and additional borrowings under our revolving credit facility.

Cash Flow Summary

(in millions)	Year Ended December 31,			Variance
	2017	2016	2015	2017 vs. 2016	2016 vs. 2015
Net cash provided by operating activities	$507.1	$419.0	$414.2	$88.1	$4.8
Net cash used in investing activities	(414.6)	(228.0)	(269.7)	(186.6)	41.7
Net cash provided by (used in) financing activities	580.2	(196.0)	(183.2)	776.2	(12.8)
Effect of exchange rates on cash, cash equivalents and restricted cash	4.5	(4.9)	(10.3)	9.4	5.4
Increase (decrease) in cash, cash equivalents and restricted cash	$677.2	$(9.9)	$(49.0)	$687.1	$39.1
Year Ended December 31, 2017 Compared to Year Ended December 31, 2016
Cash flows from operating activities
    Net cash provided by operating activities for the year ended December 31, 2017 as compared to the prior year period increased primarily due to a $174.5 million increase in incremental net earnings after reconciling adjustments and changes in deferred taxes, partially offset by changes in working capital accounts as the prior year benefited from the timing of receivable collections and cash disbursements coupled with various other changes in our working capital accounts. The changes in our working capital accounts during the year ended December 31, 2017 were primarily driven by the following:

•	$48.0 million increase in accounts and notes receivable due to strong sales during the year;

•	$2.2 million increase in inventories primarily due to the timing of orders and deployment of units in our Gaming segment; and

•	$28.6 million positive net impact on cash flows from changes in other current assets and liabilities as a result of the timing of expenditures and interest payments.
In April 2017, we entered into a settlement and seven-year patent cross-license agreement with another party that resolved outstanding intellectual property matters between the two companies. As part of this agreement, we received a $20.0 million advance royalty payment.
Cash flows from investing activities
Net cash used in investing activities increased primarily due to the business acquisitions described in Note 9, the November 2017 acquisition of 36% of the outstanding ordinary shares and other securities of NYX for $91.9 million described in Note 13 and $20.8 million in higher capital expenditures, primarily associated with our recently launched WAP and other participation units. Capital expenditures are composed of investments in systems, equipment and other assets related to contracts, property and equipment, intangible assets and software.
Cash flows from financing activities
Net cash provided by financing activities increased primarily due to the February 2017 Refinancing, August 2017 Refinancing and October 2017 Financing transactions described in Note 16 and revolving credit facility borrowings in anticipation of closing the NYX acquisition on January 5, 2018, combined with lower principal payments on the long-term debt during the period. During the year ended December 31, 2017, we also incurred $58.7 million in debt issuance and deferred financing costs.
Year Ended December 31, 2016 Compared to Year Ended December 31, 2015
Cash flows from operating activities
    Net cash provided by operating activities for the year ended December 31, 2016 increased $4.8 million over the prior year. The increase in net cash provided by operating activities was primarily due to the incremental net earnings, net of non-cash items of $97.3 million and a $92.5 million decrease in working capital and other items.
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
Cash flows from financing activities
The increase in net cash used in financing activities of $12.8 million for the year ended December 31, 2016 was primarily due to: (1) an increase in the payments on license obligations of $9.7 million; and, (2) an increase in the net redemptions of Class A common stock under stock-based compensation plans of $5.2 million, partially offset by (3) a decrease in net payments of long-term debt of $1.6 million.

Credit Agreement and Other Debt
For additional information regarding our credit agreement and other debt, interest rate risk and interest rate hedging instruments, see "Contractual Obligations" in this Item 7 below, and in Part II, Item 7A "Quantitative and Qualitative Disclosures About Market Risk" and in Note 16.
Off-Balance Sheet Arrangements
As of December 31, 2017, we did not have any significant off-balance sheet arrangements, as defined in Item 303(a)(4)(ii) of Regulation S-K.

Contractual Obligations
Our contractual obligations and commercial commitments principally include obligations associated with our outstanding indebtedness, contractual purchase obligations and future minimum operating lease obligations and other long-term liabilities as set forth in the table below as of December 31, 2017:

	Cash Payments Due In
	(in millions)
	Total	Less than 1 year	1 - 3 years	4 - 5 years	More than 5 years
Debt, face value (1)	$8,869.4	$40.5	$662.1	$4,706.2	$3,460.6
Interest payments (2)	2,951.4	590.7	1,168.6	908.1	284.0
License royalty minimum guaranteed payments	165.0	47.4	90.4	27.2	—
Purchase obligations (3)	354.4	354.4	—	—	—
Operating leases (4)	135.8	35.0	49.8	27.7	23.3
Other obligations (5)	827.9	808.9	7.0	6.9	5.1
Total contractual obligations	$13,303.9	$1,876.9	$1,977.9	$5,676.1	$3,773.0
________________________________________________________________________________________________________________________________

(1)	See Note 16 for information regarding long-term and other debt, including capital leases which totaled 10.7 million.

(2)	Based on rates in effect on December 31, 2017.

(3)	Includes, among other contractual obligations, estimated obligations and/or capital commitments in connection with our Gaming and Lottery supply contracts.

(4)	See Note 15 for information regarding our operating leases.

(5)
Includes certain other contractual obligations, including pension, NYX acquisition related cash payments of $615.9 million, Tech Art acquisition related payments of $9.6 million, and expected LNS contributions of $180.0 million during 2018.

ITEM 7A.    QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK
Market risk is the risk of loss arising from adverse changes in market rates and prices, such as interest rates, foreign exchange rates and commodity prices. Our primary exposure to market risk is interest rate risk associated with our debt. As of December 31, 2017, the face value of long term debt was $8,869.4 million, including $3,624.6 million of variable-rate obligations. Assuming a constant outstanding balance for our variable-rate long term debt, a hypothetical 1% decrease in interest rates would not have a material impact on interest expense because of our LIBOR floor on related debt, while a hypothetical 1% increase in interest rates would increase interest expense approximately $36.2 million. All of our interest rate sensitive financial instruments are held for purposes other than trading purposes.
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

Because of its inherent limitations, internal control over financial reporting may not prevent or detect misstatements. Also, projections of any evaluation of effectiveness to future periods are subject to the risk that controls may become inadequate because of changes in conditions, or that the degree of compliance with the policies or procedures may deteriorate. Management assessed the effectiveness of our internal control over financial reporting as of December 31, 2017. In making this assessment, we used the criteria set forth by the Committee of Sponsoring Organizations of the Treadway Commission (COSO) in Internal Control-Integrated Framework (2013). Based on our assessment we concluded that, as of December 31, 2017, our internal control over financial reporting was effective based on those criteria.

The effectiveness of our internal control over financial reporting as of December 31, 2017 has been audited by Deloitte & Touche LLP, an independent registered public accounting firm. Their report is included below.

Changes in Internal Control over Financial Reporting
There were no changes in our internal control over financial reporting during the quarter ended December 31, 2017 that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM
To the stockholders and the Board of Directors of Scientific Games Corporation

Opinion on Internal Control over Financial Reporting
We have audited the internal control over financial reporting of Scientific Games Corporation and subsidiaries (the "Company") as of December 31, 2017, based on criteria established in Internal Control - Integrated Framework (2013) issued by the Committee of Sponsoring Organizations of the Treadway Commission (COSO). In our opinion, the Company maintained, in all material respects, effective internal control over financial reporting as of December 31, 2017, based on criteria established in Internal Control - Integrated Framework (2013) issued by COSO.
We have also audited, in accordance with the standards of the Public Company Accounting Oversight Board (United States) (PCAOB), the consolidated financial statements and financial statement schedule as of and for the year ended December 31, 2017, of the Company and our report dated March 1, 2018, expressed an unqualified opinion on those financial statements.
Basis for Opinion
The Company's management is responsible for maintaining effective internal control over financial reporting and for its assessment of the effectiveness of internal control over financial reporting, included in the accompanying Management’s Report on Internal Control Over Financial Reporting. Our responsibility is to express an opinion on the Company’s internal control over financial reporting based on our audit. We are a public accounting firm registered with the PCAOB and are required to be independent with respect to the Company in accordance with the U.S. federal securities laws and the applicable rules and regulations of the Securities and Exchange Commission and the PCAOB.
We conducted our audit in accordance with the standards of the PCAOB. Those standards require that we plan and perform the audit to obtain reasonable assurance about whether effective internal control over financial reporting was maintained in all material respects. Our audit included obtaining an understanding of internal control over financial reporting, assessing the risk that a material weakness exists, testing and evaluating the design and operating effectiveness of internal control based on the assessed risk, and performing such other procedures as we considered necessary in the circumstances. We believe that our audit provides a reasonable basis for our opinion.
Definition and Limitations of Internal Control over Financial Reporting
A company’s internal control over financial reporting is a process designed to provide reasonable assurance regarding the reliability of financial reporting and the preparation of financial statements for external purposes in accordance with generally accepted accounting principles. A company's internal control over financial reporting includes those policies and procedures that (1) pertain to the maintenance of records that, in reasonable detail, accurately and fairly reflect the transactions and dispositions of the assets of the company; (2) provide reasonable assurance that transactions are recorded as necessary to permit preparation of financial statements in accordance with generally accepted accounting principles, and that receipts and expenditures of the company are being made only in accordance with authorizations of management and directors of the company; and (3) provide reasonable assurance regarding prevention or timely detection of unauthorized acquisition, use, or disposition of the company's assets that could have a material effect on the financial statements.
Because of its inherent limitations, internal control over financial reporting may not prevent or detect misstatements. Also, projections of any evaluation of effectiveness to future periods are subject to the risk that controls may become inadequate because of changes in conditions, or that the degree of compliance with the policies or procedures may deteriorate.

/s/ DELOITTE & TOUCHE LLP
Las Vegas, Nevada
March 1, 2018

ITEM 9B.    OTHER INFORMATION.
None.

PART III
ITEM 10.    DIRECTORS, EXECUTIVE OFFICERS AND CORPORATE GOVERNANCE
We have adopted a Code of Business Conduct that applies to all of our officers, directors and employees (including our CEO and CFO) and have posted the Code of Business Conduct on our website at www.scientificgames.com/investors/corporate-governance/code-of-business-conduct. In the event that we have any amendments to or waivers from any provision of the Code of Business Conduct applicable to our CEO and CFO, we intend to satisfy the disclosure requirement under Item 5.05 of Form 8-K by posting such information on our website at www.scientificgames.com/investors/corporate-governance. Except for the Code of Business Conduct, the information contained on or accessible through our website is not incorporated by reference into this Form 10-K.
Information relating to our executive officers is included in Part I, Item 1 of this Annual Report on Form 10-K. The other information called for by this item is incorporated by reference to our definitive proxy statement relating to our 2018 annual meeting of stockholders, which will be filed with the SEC. If such proxy statement is not filed on or before April 30, 2018, the information called for by this item will be filed as part of an amendment to this Annual Report on Form 10-K on or before such date.

ITEM 11.    EXECUTIVE COMPENSATION
The information called for by this item is incorporated herein by reference to our definitive proxy statement relating to our 2018 annual meeting of stockholders, which will be filed with the SEC. If such proxy statement is not filed on or before April 30, 2018, the information called for by this item will be filed as part of an amendment to this Annual Report on Form 10-K on or before such date.

ITEM 12.    SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT AND RELATED STOCKHOLDER MATTERS
The information called for by this item is incorporated herein by reference to our definitive proxy statement relating to our 2018 annual meeting of stockholders, which will be filed with the SEC. If such proxy statement is not filed on or before April 30, 2018, the information called for by this item will be filed as part of an amendment to this Annual Report on Form 10-K on or before such date.

ITEM 13.    CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS, AND DIRECTOR INDEPENDENCE
The information called for by this item is incorporated herein by reference to our definitive proxy statement relating to our 2018 annual meeting of stockholders, which will be filed with the SEC. If such proxy statement is not filed on or before April 30, 2018, the information called for by this item will be filed as part of an amendment to this Annual Report on Form 10-K on or before such date.

ITEM 14.    PRINCIPAL ACCOUNTING FEES AND SERVICES
The information called for by this item is incorporated herein by reference to our definitive proxy statement relating to our 2018 annual meeting of stockholders, which will be filed with the SEC. If such proxy statement is not filed on or before April 30, 2018, the information called for by this item will be filed as part of an amendment to this Annual Report on Form 10-K on or before such date.

PART IV
ITEM 15.    EXHIBITS, FINANCIAL STATEMENT SCHEDULES

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM

To the stockholders and the Board of Directors of Scientific Games Corporation

Opinion on the Financial Statements

We have audited the accompanying consolidated balance sheets of Scientific Games Corporation and subsidiaries (the "Company") as of December 31, 2017 and 2016, the related consolidated statements of operations and comprehensive loss, stockholders' deficit, and cash flows, for each of the three years in the period ended December 31, 2017, and the related notes and the schedule listed in the Index at Item 15 (collectively referred to as the “financial statements”). In our opinion, the financial statements present fairly, in all material respects, the financial position of the Company as of December 31, 2017 and 2016, and the results of its operations and its cash flows for each of the three years in the period ended December 31, 2017, in conformity with accounting principles generally accepted in the United States of America.

We have also audited, in accordance with the standards of the Public Company Accounting Oversight Board (United States) (PCAOB), the Company's internal control over financial reporting as of December 31, 2017, based on the criteria established in Internal Control - Integrated Framework (2013) issued by the Committee of Sponsoring Organizations of the Treadway Commission and our report dated March 1, 2018, expressed an unqualified opinion on the Company's internal control over financial reporting.

Basis for Opinion

These financial statements are the responsibility of the Company's management. Our responsibility is to express an opinion on the Company’s financial statements based on our audits. We are a public accounting firm registered with the PCAOB and are required to be independent with respect to the Company in accordance with the U.S. federal securities laws and the applicable rules and regulations of the Securities and Exchange Commission and the PCAOB.

We conducted our audits in accordance with the standards of the PCAOB. Those standards require that we plan and perform the audit to obtain reasonable assurance about whether the financial statements are free of material misstatement, whether due to error or fraud. Our audits included performing procedures to assess the risks of material misstatement of the financial statements, whether due to error or fraud, and performing procedures that respond to those risks. Such procedures included examining, on a test basis, evidence regarding the amounts and disclosures in the financial statements. Our audits also included evaluating the accounting principles used and significant estimates made by management, as well as evaluating the overall presentation of the financial statements. We believe that our audits provide a reasonable basis for our opinion.

/s/ DELOITTE & TOUCHE LLP
Las Vegas, Nevada
March 1, 2018
We have served as the Company’s auditor since 2003.

SCIENTIFIC GAMES CORPORATION AND SUBSIDIARIES
CONSOLIDATED STATEMENTS OF OPERATIONS AND COMPREHENSIVE LOSS
(in millions, except per share amounts)

	Years Ended December 31,
	2017	2016	2015
Revenue:
Services	$1,522.7	$1,424.0	$1,351.8
Product sales	978.6	896.2	863.0
Instant games	582.3	563.2	544.0
Total revenue	3,083.6	2,883.4	2,758.8
Operating expenses:
Cost of services (1)	417.2	396.5	372.7
Cost of product sales (1)	465.3	424.6	405.5
Cost of instant games (1)	282.1	285.2	325.9
Selling, general and administrative	613.1	577.0	567.7
Research and development	184.1	204.8	183.9
Depreciation, amortization and impairments	682.8	738.7	903.2
Goodwill impairments	—	69.0	1,002.6
Restructuring and other	45.9	57.0	21.9
Operating income (loss)	393.1	130.6	(1,024.6)
Other (expense) income:
Interest expense	(609.7)	(661.4)	(664.9)
Earnings from equity investments	26.7	13.0	16.9
(Loss) gain on debt financing transactions	(38.1)	25.2	—
Other income (expense), net	0.2	13.9	(21.6)
Total other expense, net	(620.9)	(609.3)	(669.6)
Net loss before income taxes	(227.8)	(478.7)	(1,694.2)
Income tax (expense) benefit	(14.5)	125.0	299.9
Net loss	$(242.3)	$(353.7)	$(1,394.3)

Other comprehensive loss:
Foreign currency translation gain (loss)	126.4	(104.7)	(136.2)
Pension and post-retirement gain (loss), net of tax	3.3	(9.7)	7.0
Derivative financial instruments unrealized gain, net of tax	4.2	3.0	1.4
Other comprehensive income (loss)	133.9	(111.4)	(127.8)
Comprehensive loss	$(108.4)	$(465.1)	$(1,522.1)

Basic and diluted net loss per share:
Basic	$(2.72)	$(4.05)	$(16.23)
Diluted	$(2.72)	$(4.05)	$(16.23)

Weighted average number of shares used in per share calculations:
Basic shares	89.1	87.3	85.9
Diluted shares	89.1	87.3	85.9
(1) Exclusive of D&A.
   See accompanying notes to consolidated financial statements.

SCIENTIFIC GAMES CORPORATION AND SUBSIDIARIES
CONSOLIDATED BALANCE SHEETS
(in millions, except per share amounts)

	As of December 31,
	2017	2016
ASSETS
Current assets:
Cash and cash equivalents	$788.8	$115.1
Restricted cash	29.0	24.7
Accounts receivable, net	540.9	495.0
Notes receivable, net	143.5	125.4
Inventories	243.1	242.3
Prepaid expenses, deposits and other current assets	131.1	114.1
Total current assets	1,876.4	1,116.6
Non-current assets:
Restricted cash	16.3	17.1
Notes receivable, net	52.8	48.1
Property and equipment, net	568.2	612.2
Goodwill	2,956.1	2,888.4
Intangible assets, net	1,604.6	1,768.3
Software, net	339.4	409.1
Equity investments	253.9	179.9
Other assets	57.6	47.7
Total assets	$7,725.3	$7,087.4
LIABILITIES AND STOCKHOLDERS' DEFICIT
Current liabilities:
Current portion of long-term debt	$40.3	$49.3
Accounts payable	190.4	188.9
Accrued liabilities	509.1	454.2
Total current liabilities	739.8	692.4
Deferred income taxes	73.1	70.2
Other long-term liabilities	203.1	235.6
Long-term debt, excluding current portion	8,736.3	8,024.9
Total liabilities	9,752.3	9,023.1
Commitments and contingencies (see Note 15 and Note 22)
Stockholders' deficit:
Class A common stock, par value $0.01 per share(1), 199.3 shares authorized, 107.1 and 105.2 shares issued and 89.9 and 88.0 shares outstanding as of December 31, 2017 and 2016, respectively	1.1	1.0
Additional paid-in capital	807.8	790.8
Accumulated loss	(2,461.0)	(2,218.7)
Treasury stock, at cost - 17.2 shares as of December 31, 2017 and 2016	(175.2)	(175.2)
Accumulated other comprehensive loss	(199.7)	(333.6)
Total stockholders' deficit	(2,027.0)	(1,935.7)
Total liabilities and stockholders' deficit	$7,725.3	$7,087.4
(1) Following the consummation of the reincorporation merger on January 10, 2018, each authorized, issued and outstanding share of Class A common stock of SGC, par value $0.01 per share automatically converted into one share of common stock of the Surviving Corporation, par value $.001 per share. The change in par value had no impact on total number of authorized, issued and outstanding shares.
See accompanying notes to consolidated financial statements.

SCIENTIFIC GAMES CORPORATION AND SUBSIDIARIES
CONSOLIDATED STATEMENTS OF STOCKHOLDERS' DEFICIT
(in millions)

	Years Ended December 31,
	2017	2016	2015
Common stock:
Beginning balance	$1.0	$1.0	$1.0
Issuances and purchases of Class A common stock	0.1	—	—
Ending balance	1.1	1.0	1.0
Additional paid-in capital:
Beginning balance	790.8	765.9	743.2
Issuance of Class A common stock in connection with employee stock purchase plan	0.8	—	1.6
Net redemption of Class A common stock in connection with stock options and RSUs	(7.1)	(6.1)	(2.5)
Stock-based compensation	23.3	33.7	25.4
Tax effect from employee stock options and RSUs	—	(2.7)	(1.8)
Ending balance	807.8	790.8	765.9
Accumulated loss:
Beginning balance	(2,218.7)	(1,865.0)	(470.7)
Net loss	(242.3)	(353.7)	(1,394.3)
Ending balance	(2,461.0)	(2,218.7)	(1,865.0)
Treasury stock:
Beginning and ending balance	(175.2)	(175.2)	(175.2)
Accumulated other comprehensive loss:
Beginning balance	(333.6)	(222.2)	(94.4)
Other comprehensive income (loss)	133.9	(111.4)	(127.8)
Ending balance	(199.7)	(333.6)	(222.2)
Total stockholders' deficit	$(2,027.0)	$(1,935.7)	$(1,495.5)
See accompanying notes to consolidated financial statements.

SCIENTIFIC GAMES CORPORATION AND SUBSIDIARIES
CONSOLIDATED STATEMENTS OF CASH FLOWS
(in millions)

	Years Ended December 31,
	2017	2016	2015
Cash flows from operating activities:
Net loss	$(242.3)	$(353.7)	$(1,394.3)
Adjustments to reconcile net loss to cash provided by operating activities:
Depreciation, amortization and impairments	682.8	738.7	903.2
Goodwill impairments	—	69.0	1,002.6
Change in deferred income taxes	(5.7)	(164.6)	(330.6)
Stock-based compensation	27.2	35.3	25.4
Non-cash interest expense	21.2	40.4	40.2
Earnings from equity investments, net	(26.7)	(13.0)	(16.9)
Distributed earnings from equity investments	33.2	26.4	24.9
Loss (gain) on debt financing transactions	38.1	(25.2)	—
Changes in current assets and liabilities, net of effects of acquisitions:
Accounts and notes receivable, net	(48.0)	30.0	26.4
Inventories	(2.2)	2.5	29.3
Other current assets and liabilities	(35.9)	21.3	101.5
Accounts payable and accrued liabilities	64.5	14.7	4.6
Other, net	0.9	(2.8)	(2.1)
Net cash provided by operating activities	507.1	419.0	414.2
Cash flows from investing activities:
Capital expenditures	(293.7)	(272.9)	(323.6)
Acquisitions of businesses, net of cash acquired	(57.7)	—	—
Proceeds from asset sales	7.5	16.7	6.7
Acquisitions and additions to equity method investments	(107.3)	(1.2)	(2.7)
Distributions of capital from equity investments	34.1	25.3	38.7
Changes in other assets and liabilities and other	2.5	4.1	11.2
Net cash used in investing activities	(414.6)	(228.0)	(269.7)
Cash flows from financing activities:
Borrowings under revolving credit facility	475.0	360.0	170.0
Repayments under revolving credit facility	(170.0)	(410.0)	(260.0)
Proceeds from issuance of long-term debt	2,112.4	—	—
Payments on long-term debt	(23.0)	(49.8)	(51.3)
Repayments of senior notes and term loans	(1,693.4)	(39.9)	—
Payments of debt issuance and deferred financing costs	(58.7)	—	—
Payments on license obligations	(52.6)	(50.2)	(40.5)
Net redemptions of common stock under stock-based compensation plans and other	(9.5)	(6.1)	(1.4)
Net cash provided by (used in) financing activities	580.2	(196.0)	(183.2)
Effect of exchange rate changes on cash, cash equivalents and restricted cash	4.5	(4.9)	(10.3)
Increase (decrease) in cash, cash equivalents and restricted cash	677.2	(9.9)	(49.0)
Cash, cash equivalents and restricted cash, beginning of period	156.9	166.8	215.8
Cash, cash equivalents and restricted cash, end of period	$834.1	$156.9	$166.8

	Years Ended December 31,
	2017	2016	2015
Supplemental cash flow information:
Cash paid for interest	$575.0	$621.5	$596.3
Income taxes paid	37.8	21.9	34.1
Non-cash investing and financing transactions:
Non-cash rollover and refinancing of Term loans (see Note 16)	6,030.4	—	—
Non-cash additions to intangible assets related to license agreements	26.0	78.3	15.4

See accompanying notes to consolidated financial statements.

(1) Description of the Business and Summary of Significant Accounting Policies
Description of the business
We are a leading developer of technology-based products and services and associated content for the worldwide gaming, lottery and interactive gaming industries. Our portfolio of revenue-generating activities primarily includes supplying gaming machines and game content, casino-management systems, and table game products and services to licensed gaming entities; providing instant and draw-based lottery games, lottery systems, and lottery content and services to lottery operators; and providing interactive gaming and social casino solutions to retail consumers and regulated gaming entities as applicable. We report our operations in three business segments—Gaming, Lottery and Interactive.
Basis of presentation and principles of consolidation
The accompanying consolidated financial statements have been prepared in accordance with U.S. GAAP. The accompanying consolidated financial statements include the accounts of SGC and its wholly owned subsidiaries, and those subsidiaries in which we have a controlling financial interest. Investments in other entities in which we do not have a controlling financial interest but we exert significant influence are accounted for in our consolidated financial statements using the equity method of accounting or in the case of our investment in NYX, the fair value method of accounting. All intercompany balances and transactions have been eliminated in consolidation.
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
Significant Accounting Policies
Additional accounting policy disclosures are provided within the applicable Notes.
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
The following are our total minimum guaranteed obligations for the periods presented:

	As of December 31,
	2017	2016
Accrued liabilities	$47.4	$48.7
Other long-term liabilities	117.6	146.8
Total minimum guarantee obligations	$165.0	$195.5
Weighted average remaining term (in years)	3.0	5.0
The following are our remaining expected future payments of minimum guarantee obligations:

	Year Ending December 31,
	2018	2019	2020	2021	2022	2023
Expected future payments	$47.4	$45.5	$44.9	$13.4	$13.8	$—
Other assets
We capitalize debt issuance costs associated with long-term line-of-credit arrangements and amortize such amounts ratably over the term of the arrangement as an adjustment to interest expense.
We assess the recoverability of our other long-term assets whenever events arise or circumstances change that indicate the carrying value of the asset may not be recoverable.
Advertising costs
The cost of advertising is expensed as incurred and totaled $82.6 million, $71.3 million and $41.1 million in 2017, 2016 and 2015, respectively.
R&D
R&D relates primarily to software product development costs and is expensed as incurred until technological feasibility has been established. Employee related costs associated with product development are included in R&D.
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
New accounting guidance - Adopted
The FASB issued ASU No. 2016-09, Compensation - Stock Compensation (Topic 718): Improvements to Employee Share-Based Payment Accounting in 2016. The amended guidance is intended to simplify several aspects of accounting for share-based payment award transactions, including income tax consequences, accounting for forfeitures, classification of awards as either equity or liabilities and classification in the statement of cash flows. ASU 2016-09 has separate transition guidance for each element of the new standard. We adopted the guidance at the beginning of the first quarter of 2017. The adoption of this guidance did not result in a net cumulative-effect adjustment to accumulated loss, as the previously unrecognized excess tax benefit of $10.1 million was fully offset by an increase in the valuation allowance as of December 31, 2016. The excess tax benefit recognized in our provision for income taxes for the year ended December 31, 2017 was immaterial. In addition, we elected to continue to account for forfeitures by estimating the expected forfeitures over the course of a vesting period.
The FASB issued ASU No. 2016-18, Statement of Cash Flows (Topic 230): Restricted Cash in 2016. ASU 2016-18 requires that a statement of cash flows explain the change during the period in the total of cash, cash equivalents and amounts generally described as restricted cash or restricted cash equivalents. As a result, amounts generally described as restricted cash and restricted cash equivalents should be included with cash and cash equivalents when reconciling the beginning-of-period and end-of-period total amounts shown on the statement of cash flows. We adopted the guidance retrospectively at the beginning of the first quarter of 2017. The adoption of this guidance resulted in increases to the cash, cash equivalents and restricted cash beginning-of-period and end-of period line item totaling $38.1 million and $41.8 million, respectively, which now includes restricted cash, and a $3.7 million decrease in net cash used in investing activities for the year ended December 31, 2016 and also resulted in increases to the cash, cash equivalents and restricted cash beginning-of-period and end-of period line item totaling $44.0 million and $38.1 million, respectively, which now includes restricted cash, and a $5.9 million increase in net cash used in investing activities for the year ended December 31, 2015.
The FASB issued ASU No. 2017-04, Intangibles - Goodwill and Other (Topic 350): Simplifying the Test for Goodwill Impairment in 2017. ASU 2017-04 simplifies the subsequent measurement of goodwill by eliminating Step 2 from the goodwill impairment test. Under the new amendments, an entity should perform its annual or interim goodwill impairment test by comparing the fair value of a reporting unit with its carrying amount. An entity must recognize an impairment charge for the amount by which the carrying amount exceeds the reporting unit's fair value. We adopted this guidance prospectively at the beginning of the first quarter of 2017, which is expected to simplify our goodwill impairment testing, if testing necessitates an impairment charge.
New accounting guidance - Not yet adopted
The FASB issued ASU No. 2014-09, Revenue from Contracts with Customers in 2014. ASU 2014-09 combined with all subsequent amendments (collectively ASC 606) provides guidance outlining a single comprehensive revenue model in accounting for revenue from contracts with customers. ASC 606 supersedes all existing revenue recognition guidance, including industry-specific guidance, and replaces it with a five-step revenue model with a core principle that "an entity recognizes revenue to depict the transfer of promised goods or services to customers in an amount that reflects the consideration to which the entity expects to be entitled in exchange for those goods or services." This guidance is effective for fiscal years beginning after December 15, 2017 and interim periods within those fiscal years. We will adopt this guidance at the beginning of the first quarter of 2018, using a modified retrospective application approach.
We have completed our assessment of the anticipated impact of adopting this guidance in revenue recognition for our business segments. The following table summarizes the anticipated impact on our consolidated financial statements based on our assessment:

Business Segment	Revenue Type	Adoption Impact
Gaming	Gaming operations
- We anticipate the following impact on the net amount of revenue for WAP jackpot payments, which will no longer be treated as an expense but rather as a reduction to revenue: WAP jackpot expense of $23.2 million, $29.8 million and $38.1 million for the years ended December 31, 2017, 2016 and 2015, respectively, instead would have been recognized as a reduction to revenue.

- We do not anticipate a material impact on timing or amount of revenue, other than the WAP impact disclosed above.

	Gaming machine sales	- We do not anticipate a material impact on timing or amount of revenue.

Gaming systems
- We anticipate impact on timing of revenue recognition primarily related to certain hardware products and professional services, for which timing of revenue recognition might accelerate. We do not anticipate this will result in a material impact on our consolidated financial statements.

Table products and other
- We do not anticipate a material impact on timing or amount of revenue.

We do not anticipate a material impact on timing or amount of revenue on our U.K. gaming operations, which includes gaming operations, machine sales and to a lesser extent gaming system revenue streams.

Lottery	Instant products under POS
- We anticipate there may be a material impact on the timing and amount of revenue for our instant products revenues generated under POS arrangements.

Timing of recognition- we currently recognize revenue under POS arrangements when such amounts become fixed or determinable, which is when retail sales occur. Under ASC 606, we have concluded that control transfers to the lottery authorities when the lotteries have taken delivery of shipments of instant products. This will accelerate revenue when compared to the current timing of recognition.

Adoption impact- upon adoption of ASC 606, the amount that we expect to receive from our lottery customers for inventory that remains unsold through retail sales will be recognized as an adjustment (both the revenue and cost of such instant products) to retained earnings. As of December 31, 2017, approximately $52.0 million of revenue with approximately $33.0 million of an inventory carrying value related to instant products remained in the distribution channel (either at lottery warehouses or at their retail agent locations). The related revenue and cost of revenue will never be recognized in the income statement because those tickets had not been sold by lottery retailers before the adoption of ASC 606. Under ASC 606, these amounts will instead be recognized directly to retained earnings as opposed to being recognized as future revenue and cost of revenue upon the occurrence of retail sales.

Future impact- because of the timing change described above, revenues and associated operating income may be materially impacted depending on timing of shipments of instant products. We also expect that future revenues under POS arrangements could be much more volatile than we have experienced under current accounting. However, because the timing of future shipments is not known, we cannot estimate the impact on future revenues and associated operating income.

Lottery - other
- We anticipate other immaterial impacts on timing and amount of revenue related to our other instant product and lottery systems arrangements which we anticipate would result in a shift in the timing of revenue recognition from 2017 to 2018 by less than $10 million in the aggregate.

Interactive	All	- We do not anticipate a material impact on timing or amount of revenue.

We anticipate that we will record a net increase to opening accumulated loss of approximately $10.0 million (exclusive of income tax impact) as of January 1, 2018 due to the cumulative impact of adopting ASC 606, with the impact primarily related to our Lottery segment instant product sales as described above. We are still evaluating the impact of applying ASC 606 for various revenue types of recently acquired NYX.

Additionally, ASC 606 will significantly increase revenue disclosure requirements; however many of these newly required quantitative disclosures, including disaggregation of revenue and discussion of deferred revenue are included in Note 3.

The FASB issued ASU No. 2016-02, Leases (Topic 842) in 2016. The amended guidance is intended to increase transparency and comparability among organizations by recognizing lease assets and liabilities on the balance sheet and disclosing key information about leasing arrangements. The adoption of this guidance is expected to result in a significant portion of our operating leases, where we are the lessee, to be recognized on our Consolidated Balance Sheet. The guidance requires lessees and lessors to recognize and measure leases at the beginning of the earliest period presented using a modified retrospective approach. This guidance is effective for fiscal years beginning after December 15, 2018 and interim periods within those fiscal years, with earlier adoption permitted. We are currently evaluating the impact of adopting this guidance.

The FASB issued ASU No. 2016-13, Financial Instruments - Credit Losses (Topic 326) in 2016. The new guidance replaces the incurred loss impairment methodology in current U.S. GAAP with a methodology that reflects expected credit losses and requires consideration of a broader range of reasonable and supportable information to inform credit loss estimates. For trade and other receivables, loans and other financial instruments, we will be required to use a forward-looking expected loss model rather than the incurred loss model for recognizing credit losses which reflects losses that are probable. The new guidance will be effective for us beginning January 1, 2020, with early adoption permitted beginning January 1, 2018. Application of the amendments is through a cumulative-effect adjustment to retained earnings as of the effective date. We are currently evaluating the impact and timing of adopting this guidance.

The FASB issued ASU No. 2017-01, Business Combinations (Topic 805): Clarifying the Definition of a Business in 2017. The new guidance clarifies the definition of a business in order to allow for the evaluation of whether transactions should be accounted for as acquisitions or disposals of assets or businesses. The new guidance is effective for fiscal years beginning after December 15, 2017, including interim periods within those fiscal years. While we do not expect a material effect on our financial statements by adopting this guidance, its impact will depend on the nature of future M&A activities, which we cannot predict.

The FASB issued ASU No. 2017-07, Compensation - Retirement Benefits (Topic 715): Improving the Presentation of Net Periodic Pension Cost and Net Periodic Postretirement Benefit Cost in 2017. The new guidance requires that an employer report the service cost component in the same line item or items as other compensation costs arising from services rendered by the pertinent employees during the period. The other components of net benefit cost are required to be presented in the income statement separately from the service cost component and outside a subtotal of operating income, if one is presented. We are also required to describe which line items are used to present the other components of net benefit cost if such financial statement line items are separately presented; otherwise we must disclose the line items in which such costs are presented. We will adopt the new guidance beginning January 1, 2018 on a full retrospective basis, including interim periods within those fiscal years. The adoption of this guidance will result in other components of net benefit costs to be presented within interest expense, which were previously included primarily within the SG&A line item. Other components of net benefit costs for the years ended December 31, 2017, 2016 and 2015 were $(0.3) million, $(1.4) million and $(0.5) million, respectively.

The FASB issued ASU No. 2017-12, Derivatives and Hedging (Topic 815): Targeted Improvements to Accounting for Hedging Activities in 2017. The new guidance makes improvements to simplify the application of hedge accounting guidance while also creating more transparency for results presented on the face of the financial statements and footnotes. The new guidance is effective for fiscal years beginning after December 15, 2018, including interim periods within those fiscal years, with early adoption permitted. We expect to early adopt this guidance during the first quarter of 2018, which is not expected to have a material effect on our financial statements.

We do not expect that any other recently issued accounting guidance will have a significant effect on our consolidated financial statements.

(2) Business Segments
We report our operations in three business segments - Gaming, Lottery and Interactive - representing our different products and services. Our Gaming business segment generally sells gaming machines, VGTs, VLTs and conversion kits and parts, leases or otherwise provides gaming machines, server-based systems and content, sells and supports casino-management systems-based software and hardware, and sells and supplies PTG content and Shufflers to commercial, tribal and governmental gaming operators. Our Lottery business segment provides instant and draw lottery games and related value-added services, and licensed brands used in instant lottery games and loyalty and reward services. Our Lottery business segment also provides systems products and services generally comprised of POS terminals, a central system, customized computer software, data communication services, support and/or related equipment. Our Interactive business segment provides social gaming services through our own B2C applications, SG Universe services, and RMG services to online casino operators through our remote game servers. The products and services from which each reportable segment derives its revenues are further discussed in Note 3.
In evaluating financial performance, management, including our chief operating decision maker, who is also our Chief Executive Officer, focuses on operating income (loss) as a segment's measure of profit or loss. The accounting policies for our business segments are the same as those described in these Notes. The following tables present the Company's segment information:

	Year Ended December 31, 2017
	Gaming	Lottery	Interactive	Corporate(1)	Total
Total revenue	$1,844.3	$811.5	$427.8	$—	$3,083.6
Depreciation, amortization and impairments	520.8	50.1	26.3	85.6	682.8
Restructuring and other	7.7	5.9	2.2	30.1	45.9
Operating income (loss)	346.2	246.8	64.4	(264.3)	393.1
Interest expense					(609.7)
Earnings from equity investments					26.7
Loss on debt financing transactions					(38.1)
Other income (expense), net					0.2
Net loss before income taxes					$(227.8)

Assets at December 31, 2017	$5,401.6	$1,070.6	$280.3	$972.8	$7,725.3
Capital expenditures for the year ended December 31, 2017	$194.1	$37.9	$8.4	$53.3	$293.7
(1) Includes corporate amounts not allocated to the business segments.

	Year Ended December 31, 2016
	Gaming	Lottery	Interactive	Corporate(1)	Total
Total revenue	$1,772.7	$777.9	$332.8	$—	$2,883.4
Depreciation, amortization and impairments	585.2	66.5	14.9	72.1	738.7
Goodwill impairment	—	69.0	—	—	69.0
Restructuring and other	14.6	8.7	1.6	32.1	57.0
Operating income (loss)	212.0	122.9	48.5	(252.8)	130.6
Interest expense					(661.4)
Earnings from equity investments					13.0
Gain on debt financing transactions					25.2
Other income (expense), net					13.9
Net loss before income taxes					$(478.7)

Assets at December 31, 2016	$5,506.6	$1,032.0	$205.8	$343.0	$7,087.4
Capital expenditures for the year ended December 31, 2016	$184.4	$40.5	$8.9	$39.1	$272.9
(1) Includes corporate amounts not allocated to the business segments.

	Year Ended December 31, 2015
	Gaming	Lottery	Interactive	Corporate(1)	Total
Total revenue	$1,773.6	$775.2	$210.0	$—	$2,758.8
Depreciation, amortization and impairments	728.6	95.9	19.6	59.1	903.2
Goodwill impairments	935.0	67.6	—	—	1,002.6
Restructuring and other	11.2	0.2	1.5	9.0	21.9
Operating (loss) income	(901.5)	67.2	27.1	(217.4)	(1,024.6)
Interest expense					(664.9)
Earnings from equity investments					16.9
Other income (expense), net					(21.6)
Net loss before income taxes					$(1,694.2)

Assets at December 31, 2015	$6,135.2	$1,116.6	$211.9	$268.5	$7,732.2
Capital expenditures for the year ended December 31, 2015	$234.8	$43.9	$6.7	$38.2	$323.6
(1) Includes corporate amounts not allocated to the business segments.
The following tables present revenue by customer location and long-lived assets by geographic location:

	Year Ended December 31,
	2017	2016	2015
Revenue:
U.S.	$2,118.1	$1,959.0	$2,144.0
Other	965.5	924.4	614.8
Total	$3,083.6	$2,883.4	$2,758.8

	As of December 31,
	2017	2016
Property and equipment, net:
U.S.	$390.1	$461.1
Other	178.1	151.1
Total	$568.2	$612.2

(3) Revenue Recognition
The following table provides a disaggregated view of our revenues based on the type of revenue within each of our business segments:

	Revenue recognized for Year Ended December 31,
Revenue category	2017	2016	2015
Gaming
Gaming operations	$696.0	$725.3	$763.2
Gaming machine sales	672.4	618.2	571.1
Gaming systems(1)	274.0	240.8	273.0
Table products(1)	201.9	188.4	166.3
Total	$1,844.3	$1,772.7	$1,773.6

Lottery
Instant products	$588.0	$573.7	$557.2
Lottery systems	223.5	204.2	218.0
Total	$811.5	$777.9	$775.2

Interactive
Social B2C	$362.0	$274.4	$170.6
Other	65.8	58.4	39.4
Total	$427.8	$332.8	$210.0
(1) See General revenue recognition policy below.
General
We evaluate the recognition of revenue and rental income based on the criteria set forth in ASC 605, ASC 985 or ASC 840, as appropriate. Revenue is recognized when the risks and rewards of ownership have substantively transferred to customers. This condition normally is met when the product has been delivered or upon performance of services. Revenue is reported net of incentive rebates, discounts, sales taxes and all other items of a similar nature. Shipping and handling costs are included in cost of sales. Collectability is evaluated based on a review of the customer's creditworthiness and a review of historic collection experience under contracts with extended payment terms, as applicable. We separately assess whether pricing is fixed or determinable under arrangements with extended payment terms reflected in the issuance of a receivable.

The majority of our sales agreements are for standard products and services with customer acceptance occurring upon delivery of the product or performance of the service. However, SGC also enters into agreements that involve multiple elements (such as gaming machines, systems hardware and software, installation and service and maintenance and product support), or non-standard terms and conditions.

For non-software multiple-element arrangements, we recognize revenue for delivered elements when they have stand-alone value to the customer, they have been accepted by the customer, and for which there are only customary refund or return rights. The transaction price is allocated to the deliverables by use of the relative selling price method. The selling price used for each deliverable is based on VSOE if available, TPE if VSOE is not available, or ESP if neither VSOE nor TPE is available. ESP is determined in a manner consistent with that used to establish the price to sell the deliverable on a standalone basis. In addition to the preceding conditions, equipment revenue is not recorded until the installation has been completed if equipment acceptance is dependent upon installation or if installation is essential to the functionality of the equipment. Installation revenues are not recorded until installation has been completed.

In accounting for multiple-element arrangements that include both hardware and software elements, we first separate the collective hardware and software elements using the relative selling price method as prescribed by ASC 605-25.
For software elements not essential to functionality of related hardware, we follow the industry specific software guidance set forth in ASC 985, which only allows for the use of VSOE in establishing fair value if such elements remain undelivered. Generally, VSOE is the price charged when the deliverable is sold separately or the price established by management for a product that is not yet sold. For these types of arrangements (or portions of arrangements) falling within software revenue recognition standards and that do not involve significant production, modification, or customization, revenue for each software or software-related element is recognized when we have VSOE of the selling price of all of the undelivered elements and applicable revenue recognition criteria have been met for the delivered elements. The establishment of VSOE requires judgment as to whether there is a sufficient quantity of items sold on a stand-alone basis or substantive post-contract customer support ("PCS") contract renewals and whether the prices or PCS renewal rates demonstrate an appropriate level of concentration to conclude that VSOE exists.

Gaming operations

Gaming operations revenues are generated by providing customers with proprietary land-based gaming equipment, table game products and VLTs under a variety of recurring revenue arrangements, including consideration based upon percentage of Coin-in, a percentage of Net win, or a fixed daily/monthly fee. Fees earned under operating contracts are recognized as revenue or rental income in the period earned and are classified as services revenue when all of the criteria outlined above are met. Payments from customers under operating contracts are typically due on a monthly basis.

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

Lottery instant games

Our instant games revenue (included in instant products) is primarily generated under long-term contracts to supply instant games and provide related services to our lottery customers. Revenue from the sale of instant games that are sold on a PPU basis is recognized when the customer accepts the product pursuant to the terms of the contract. Revenue from the sale of instant games that are sold on a Participation basis is recognized as retail sales are generated. We believe that products and services provided under these arrangements are delivered contemporaneously and are not separate units of account; therefore, as the services offered are a comprehensive solution in exchange for Participation-based or price-per-unit based compensation, this revenue is recognized under the general revenue recognition policy above.
Lottery systems
Our Lottery segment offers our customers a number of related, value-added services as part of an integrated product offering. These services include lottery systems, including POS terminals and other equipment, software, data communication services and support and instant game validation systems, and software, hardware and related services for sports wagering and keno systems. Revenue related to lottery system sales is recognized based upon the contractual terms of each arrangement, but predominately upon delivery or acceptance of goods. The following are specific revenue recognition policies for our revenue within our Lottery segment:

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
Interactive

Interactive revenues are principally generated from online social gaming. Social gaming revenues are generated from the sale of virtual coins, chips or bingo cards (collectively referred to as "virtual currency"), which players can use to play casino-style slot and table games or bingo games (i.e. spin in the case of slot games, bet in the case of table games and use of bingo cards in the case of bingo games). Revenues from player purchases are recognized ratably over the estimated average service period in which the virtual currency is consumed based on historical data analysis. Because we are responsible for substantially all aspects of the game services and sale of virtual goods to the player, we have determined we are the principal and as a result revenues are recorded on a gross basis. Payment processing fees paid to platform providers (such as Facebook, Apple and Google) on a revenue participation basis are recorded within cost of services.

Deferred revenue and deferred cost of revenue
Deferred revenue arises primarily from the timing differences between the shipment or installation of Gaming and Lottery equipment and systems products and the satisfaction of all revenue recognition criteria consistent with our revenue recognition policy, and prepayment of contracts which are recognized ratably over a service period, such as maintenance or licensing revenue. Deferred cost of revenue primarily consists of the direct costs associated with the manufacture of Gaming and Lottery equipment and systems products for which revenue has been deferred. Deferred revenue and deferred cost of revenue expected to be realized within one year are classified as current liabilities and current assets, respectively.

The following table summarizes the deferred revenue activity for the reporting period:

	Year Ended December 31,
	2017	2016	2015
Deferred revenue balance, beginning of period	$67.4	$57.8	$59.0
New deferrals	205.6	200.6	252.0
Amounts recognized in revenue	(217.6)	(191.0)	(253.2)
Deferred revenue balance, end of period	$55.4	$67.4	$57.8

$57.3 million of revenue recognized during the year ended December 31, 2017 was deferred as of December 31, 2016.

Sales commissions

Any sales commissions associated with the sale or placement of our products are expensed as incurred. Contracts associated with sales commissions are generally completed within a one-year period.

Warranties

At the time a sale is recognized, we record estimated future warranty costs. The warranty liability is determined by applying historical claim rate experience to the current applicable population. Warranty costs may differ from those estimated if actual claim rates are higher or lower than our historical rates.

(4) Restructuring and other
Restructuring and other includes charges or expenses attributable to: (i) employee severance; (ii) management restructuring and related costs; (iii) restructuring and integration; (iv) cost savings initiatives; and (v) acquisition related and other unusual items. The following table summarizes pre-tax restructuring and other costs for the periods presented:

	Year Ended December 31,
	2017	2016	2015
Employee severance (1)	$9.8	$36.2	$16.9
Acquisition-related costs (2)	21.1	2.5	1.5
Management restructuring and related costs	1.4	5.9	—
Restructuring, integration and other	13.6	12.4	3.5
Total	$45.9	$57.0	$21.9
(1) Inclusive of employee severance and termination costs associated with restructuring activities.

(2) Year ended December 31, 2017, includes $15.1 million related to NYX acquisition.
In the fourth quarter of 2016, we announced a new business improvement initiative, which has streamlined our organization, increased our efficiencies and significantly reduced our operating costs across all our divisions through a combination of headcount reductions, facilities streamlining and reduction in other operating costs. We have completed the restructuring actions related to this initiative. The following table presents a summary for restructuring charges and the changes in the restructuring accrual related to this initiative during 2017 and 2016:

	Year Ended December 31,
	2017	2016
Beginning balance	$16.4	$—
Accrual additions	2.2	22.4
Cash payments	(18.6)	(6.0)
Ending balance	$—	$16.4
Restructuring and other costs by business segment
The following table presents a summary of restructuring and other costs by business segment related to the November 2016 restructuring plan described above, which primarily include severance and related expenses.

	Gaming	Lottery	Interactive	Unallocated and Corporate	Total
Year ended December 31, 2017	$1.1	$0.2	$0.1	$0.8	$2.2
Year ended December 31, 2016	7.8	6.8	0.8	7.0	22.4

(5) Basic and Diluted Net Loss Per Share

Basic and diluted net loss per share were the same, as any additional common stock equivalents would be anti-dilutive. We excluded 2.6 million, 2.9 million and 1.8 million stock options from the calculation of diluted weighted-average net loss per share for the years ended December 31, 2017, 2016 and 2015, respectively, which would be anti-dilutive due to the net loss in those periods. In addition, we excluded 3.8 million, 4.9 million and 5.6 million RSUs from the calculation of diluted weighted-average net loss per share for the years ended December 31, 2017, 2016 and 2015, respectively, which would be anti-dilutive due to the net loss in those periods.

(6) Accounts and Notes Receivable and Credit Quality of Receivables
Accounts and Notes Receivable
Accounts receivable are recorded at the invoiced amount and do not bear interest. The allowance for doubtful accounts and notes receivable is our best estimate of the amount of probable credit losses in our existing receivables. Changes in circumstances relating to the collectability of accounts and notes receivable may result in the need to increase or decrease our allowance for doubtful accounts and notes receivable in the future. We determine the allowances based on historical experience, current market trends and, for larger customer accounts, our assessment of the ability of the customers to pay outstanding balances. Past due balances and other higher risk amounts are reviewed individually for collectability. Account balances are charged against the allowances after all collection efforts have been exhausted and the potential for recovery is considered remote.
The timing of our invoices does not always coincide with revenue recognized under the contract. We have unbilled accounts receivable which represent revenue recorded in excess of amounts invoiced under the contract and generally become billable at contractually specified dates. We had $61.2 million and $59.7 million of unbilled accounts receivable as of December 31, 2017 and 2016, respectively.

The following summarizes the components of current and long-term accounts and notes receivable, net:

	As of December 31,
	2017	2016
Current:
Accounts receivable	$551.5	$508.1
Notes receivable	164.1	140.0
Allowance for doubtful accounts	(31.2)	(27.7)
Current accounts and notes receivable, net	$684.4	$620.4
Long-term:
Accounts and notes receivable, net of allowance of $0.2 and $0.4	52.8	48.1
Total accounts and notes receivable, net	$737.2	$668.5
We have provided extended payment terms and development financing to certain customers with some of these arrangements being evidenced by a note. We carry notes receivable at face amounts less an allowance for doubtful accounts and imputed interest, if any. Our notes receivable portfolio consists of domestic and international receivables with installment payment terms ranging from 90 days to four years or single payment terms greater than 12 months. Interest income, if any, is recognized ratably over the life of the note receivable and any related fees or costs to establish the notes are charged to selling, general and administrative expense as incurred, as they are immaterial. Actual or imputed interest, if any, is determined based on current market rates at the time the note originated and is recorded in other income and expense, net, ratably over the payment period, which approximates the effective interest method. We generally impute interest income on all notes receivable with terms greater than one year that do not contain a stated interest rate.
Credit Quality of Receivables
The interest rates on our outstanding accounts and notes receivable ranged from 3.0% to 10.4% at December 31, 2017 and 3.25% to 10.4% at December 31, 2016. Our general policy is to recognize interest on such receivables until the receivable is deemed non-performing, which we define as payments being overdue by 180 days beyond the agreed-upon terms. When a receivable is deemed to be non-performing, the item is placed on non-accrual status and interest income is recognized on a cash basis. The amount of such non-performing receivables was immaterial at December 31, 2017 and 2016.
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

We evaluate our exposure to credit loss on receivables on both a collective and individual basis. In addition, we evaluate such receivables on a geographic basis and take into account any other factors (such as general economic conditions, other macroeconomic considerations, etc.) that could impact our collectability of such receivables individually or in the aggregate. Accordingly, receivables may be evaluated under multiple methodologies, and the resulting allowance is not determined based on one specific methodology taking all factors into consideration. Where possible, we seek payment deposits, collateral, pledge agreements, bills of exchange, foreign bank letters of credit, post-dated checks or personal guarantees with respect to receivables from our customers.
We continuously assess our receivables using the information stated above for impairment, especially in cases where macroeconomic conditions could indicate that our ability to collect all amounts due under our contractual agreements is unlikely. Consistent with our policy with respect to past due receivables, for impaired notes receivable, we generally recognize interest on notes receivable until the note receivable is deemed impaired, which we define as a note where payments have not been received within 180 days of the agreed-upon terms. When a note receivable is deemed to be impaired, we write the note down to its net realizable value, which approximates fair value. Accordingly, on impaired notes we cease recognizing interest income and instead recognize any payments on a cash basis.
We have certain concentrations of outstanding notes receivable in international locations that impact our assessment of the credit quality of our notes receivable. We monitor the macroeconomic and political environment in each of these locations in our assessment of the credit quality of our notes receivable. We have not identified changes in the aforementioned factors in the twelve months ended December 31, 2017 that require a reassessment of our receivable balances. The international locations with significant concentrations (generally deemed to be exceeding 10%) of our receivables with terms longer than one year are as follows:

•
Mexico - Our notes receivable, net, from certain customers in Mexico at December 31, 2017 was $25.9 million. We collected $40.9 million of outstanding receivables from these customers during the year ended December 31, 2017.

•
Peru - Our notes receivable, net, from certain customers in Peru at December 31, 2017 was $22.2 million. We collected $15.0 million of outstanding receivables from these customers during the year ended December 31, 2017.

•
Argentina - Our notes receivable, net, from customers in Argentina at December 31, 2017 was $26.5 million, which are denominated in USD. Our customers are required to and have continued to pay us in pesos at the spot exchange rate on the date of payment. We collected $26.4 million of outstanding receivables from customers in Argentina during the year ended December 31, 2017.

The following summarizes the components of total notes receivable, net:

	December 31, 2017	Balances over 90 days past due	December 31, 2016	Balances over 90 days past due
Notes receivable:
Domestic	$93.5	$9.2	$45.1	$1.1
International	123.6	33.2	143.0	38.7
Total notes receivable	217.1	42.4	188.1	39.8

Notes receivable allowance
Domestic	(4.0)	(4.0)	(1.0)	(0.9)
International	(16.8)	(16.8)	(14.0)	(14.0)
Total notes receivable allowance	(20.8)	(20.8)	(15.0)	(14.9)

Notes receivable, net	$196.3	$21.6	$173.1	$24.9
At December 31, 2017, 11.0% of our total notes receivable, net, was past due by over 90 days compared to 14.4% at December 31, 2016.
The activity in our allowance for notes receivable for each of the years ended December 31, 2017 and 2016 is as follows:

	December 31, 2017	December 31, 2016
Beginning allowance for notes receivable	$(15.0)	$(13.2)
Provision	(7.3)	(5.3)
Charge-offs and recoveries	1.5	3.5
Ending allowance for notes receivable	$(20.8)	$(15.0)
The fair value of notes receivable is estimated by discounting future cash flows using current interest rates at which similar loans would be made to borrowers with similar credit ratings and remaining maturities. At December 31, 2017 and 2016, the fair value of the notes receivable, net, approximated the carrying value due to contractual terms of notes receivable generally being under 24 months.

(7) Inventories
Inventories are stated at the lower of cost or net realizable value. Cost is determined on the first-in, first-out or weighted moving average method. Our inventory primarily consists of gaming machines and table products for sale and related parts, instant games for our Participation and PPU arrangements and our licensed brand merchandise. We determine the lower of cost or net realizable value of our inventory based on estimates of potentially excess and obsolete inventories after considering historical and forecasted demand and average selling prices.
Inventories consisted of the following:

	As of December 31,
	2017	2016
Parts and work-in-process	$128.7	$110.5
Finished goods	114.4	131.8
Total inventories	$243.1	$242.3
Parts and work-in-process include parts for gaming machines, lottery terminals and instant lottery ticket materials, and labor and overhead costs for work-in-process associated with the manufacturing of gaming machines, instant lottery games and lottery terminals. Our finished goods inventory primarily consists of gaming machines for sale, instant games for our Participation arrangements and licensed branded merchandise.

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

Property and equipment, net consisted of the following:

	As of December 31,
	2017	2016
Land	$35.7	$36.5
Buildings and leasehold improvements	183.6	182.2
Gaming and lottery machinery and equipment	962.2	993.3
Furniture and fixtures	33.2	28.6
Construction in progress	27.7	21.2
Other property and equipment	236.9	239.3
Less: accumulated depreciation	(911.1)	(888.9)
Total property and equipment, net	$568.2	$612.2
Depreciation expense is excluded from cost of services, cost of product sales, cost of instant games and other operating expenses and is separately presented within D&A.

	Year Ended December 31,
	2017	2016	2015
Depreciation expense	$269.5	$323.1	$313.6
Capitalized installation costs
Certain Participation contracts require us to perform installation activities. Direct installation activities, which include costs for installing gaming machines, terminals, facilities wiring, computers, internal labor and travel, are performed at the inception of the contract to enable us to perform under the terms of the contract. Such activities do not represent a separate earnings process and, therefore, the installation costs are capitalized and amortized over the expected life of the contract, which we define as the original life of the contract plus all available extensions in the case of lottery-related contracts and typically over the life of the equipment when no long-term contract exists, as is often the case within our Participation gaming business. We had $22.7 million and $23.7 million of capitalized installation costs, net of accumulated depreciation, included within lottery machinery and equipment included within property and equipment, net as of December 31, 2017 and 2016, respectively. There were no capitalized installation costs recorded related to gaming activities as of December 31, 2017 and 2016.

(9) Acquisitions

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

On April 7, 2017, we completed the acquisition of all of the issued and outstanding capital stock of privately held mobile and social game company Spicerack, which expands our existing portfolio of social casino games and our customer base. Spicerack was integrated into our Interactive business segment.

On April 25, 2017, we completed the acquisition of all of the issued and outstanding membership interests of privately held lottery sales force and retail performance technology and consulting services company Lapis Software Associates, LLC

(“Lapis”), which expands our suite of value-added retail lottery products. Lapis was integrated into our Lottery business segment.

On July 7, 2017, we completed the acquisition of all of the issued and outstanding capital shares of privately held U.K.-based mobile and interactive casino content developer Red7, which expands our existing portfolio of mobile and interactive game titles. Red7 was integrated into our Interactive business segment.
The following table summarizes an aggregate disclosure related to business acquisitions completed in 2017:

	Total Consideration	Cash paid, net of cash acquired	Contingent Consideration (1)	Allocation of purchase price to Intangible assets, net (2)	Weighted average useful life of acquired intangible assets	Excess purchase price allocated to Goodwill
Aggregate total	$66.0	$57.7	$7.5	$56.4	8.3 Years	$14.6
1 Contingent consideration as determined by fair value and included in the consideration transferred, with no material changes subsequent to the initial measurement.
2 Intangible assets primarily consist of technology-based and customer relationship intangible assets. The fair value of these intangible assets was determined using a combination of a relief from royalty method and the excess earnings method using Level 3 in the hierarchy as established by ASC 820. The discount rates and royalty rates used in the valuation analysis ranged between 9% and 20% and 1% and 16%, respectively.

The contingent consideration value is primarily based on reaching certain earnings-based metrics, with a maximum payout of up to $38.5 million. The goodwill recognized relates to the Spicerack acquisition, and the factors contributing to the recognition of goodwill are based on expected synergies resulting from this acquisition, including the expansion of the customer base. None of the resultant goodwill is deductible for income tax purposes.

The amount of revenue and earnings associated with the above acquisitions and since the acquisition date included in the consolidated financial statements were less than 1.0% for all of the periods presented, thus not significant to our consolidated financial statements.

Acquisition of NYX Gaming Group Limited

During the third quarter of 2017, we entered into a definitive agreement to acquire all of the issued and outstanding ordinary shares of NYX, for CAD $2.40 per share, in cash and without interest. Cash paid to acquire ordinary shares and other securities (inclusive of $91.9 million paid during the fourth quarter of 2017 to acquire NYX ordinary shares and other securities) and to redeem NYX's outstanding debt was $665.8 million. NYX is a leading digital gaming software supplier for interactive, social and mobile gaming worldwide, and was listed on the Toronto Stock Exchange - Venture Exchange under the ticker symbol “NYX.”

During the fourth quarter of 2017, we acquired NYX ordinary shares and other securities, effectively resulting in a non-controlling interest of 36% of NYX (refer to Note 13). Subsequent to December 31, 2017 and upon the transaction closing on January 5, 2018, we acquired the remaining interest in NYX.

We are in the process of completing the preliminary purchase price accounting. The primary intangible assets that have been preliminarily identified are: customer relationships, intellectual property and brand names, which are in the process of being valued using a combination of a relief from royalty method and the excess earnings method based primarily on Level 3 inputs in the hierarchy as established by ASC 820. Both the valuation analysis and opening balance sheet procedures are ongoing and incomplete at this time.

Acquisition of Tech Art

On January 23, 2018, we completed the acquisition of all of the issued and outstanding common stock of privately held Tech Art for $9.6 million cash consideration. Tech Art is expected to be integrated into our Gaming business segment, expanding the depth and breadth of our table product portfolio. We have not commenced the purchase price accounting analysis, however we expect that substantially all of the purchase price will be allocated to acquired intellectual property.

(10) Intangible Assets, net and Goodwill

The following tables present certain information regarding our intangible assets as of December 31, 2017 and 2016. Amortizable intangible assets are being amortized on a straight-line basis over their estimated useful lives with no estimated residual values, which materially approximates the expected pattern of use.

	December 31, 2017			December 31, 2016
	Gross Carrying Value	Accumulated Amortization	Net Balance	Gross Carrying Value	Accumulated Amortization	Net Balance
Amortizable intangible assets:
Customer relationships	$881.4	$(214.8)	$666.6	$875.8	$(163.9)	$711.9
Intellectual property	788.1	(332.7)	455.4	726.0	(218.2)	507.8
Licenses	419.5	(206.9)	212.6	413.2	(153.5)	259.7
Brand names	125.7	(46.5)	79.2	123.7	(32.1)	91.6
Trade names	98.7	(14.7)	84.0	97.4	(8.1)	89.3
Patents and other	27.1	(14.5)	12.6	28.0	(14.2)	13.8
	2,340.5	(830.1)	1,510.4	2,264.1	(590.0)	1,674.1
Non-amortizable intangible assets:
Trade names	96.3	(2.1)	94.2	96.3	(2.1)	94.2
Total intangible assets	$2,436.8	$(832.2)	$1,604.6	$2,360.4	$(592.1)	$1,768.3

The following reflects intangible amortization expense included within D&A:

	Year Ended December 31,
	2017	2016	2015
Amortization expense	$260.0	$251.9	$245.5
Estimated intangible asset amortization expense for the year ending December 31, 2018 and each of the subsequent four years:

	Year Ending December 31,
	2018	2019	2020	2021	2022
Amortization expense	$254.5	$240.3	$211.7	$136.9	$131.5

The table below reconciles the change in the carrying value of goodwill, by business segment, for the period from December 31, 2015 to December 31, 2017.

	Gaming(1)	Lottery(2)	Interactive	Totals
Balance as of December 31, 2015	$2,486.0	$417.9	$109.8	$3,013.7
Foreign currency adjustments	(57.4)	1.1	—	(56.3)
Impairment charges	—	(69.0)	—	(69.0)
Balance as of December 31, 2016	2,428.6	350.0	109.8	2,888.4
Acquired goodwill	—	—	14.6	14.6
Foreign currency adjustments	46.9	6.2	—	53.1
Balance as of December 31, 2017	$2,475.5	$356.2	$124.4	$2,956.1
(1) Accumulated goodwill impairment charges for the Gaming segment as of December 31, 2017 were $935.0 million.
(2) Accumulated goodwill impairment charges for the Lottery segment as of December 31, 2017 were $136.6 million.

(11) Impairments and Assets Held for Sale

Impairments charges recognized within D&A are summarized below:

	Year Ended December 31,
Asset	2017	2016	2015(6)
Trade names and other intangibles (1)(2)	$—	$—	$128.6
Buildings (3)	—	4.8	11.5
Lottery other assets (4)	—	—	13.8
Gaming equipment (5)	—	—	15.8
Total	$—	$4.8	$169.7

(1) During the second quarter of 2015, as a result of an interim review of indefinite-lived trade name assets, we recorded an impairment charge of $25.0 million, with a $9.5 million tax benefit, to reduce the carrying value of one of our trade name assets to fair value.

(2) During the third quarter of 2015, we determined that circumstances no longer continued to support an indefinite useful life for certain of our indefinite-lived trade name assets in our Gaming business segment. We estimated the fair value of the trade name assets using the relief-from-royalty method, which uses several significant assumptions, including an estimated royalty rate, revenue projections that consider historical and estimated future results and general economic and market conditions, and the impact of planned business and operational strategies. The following estimates and assumptions were used in applying the relief-from-royalty method:

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

(3) We recorded a non-cash charge of $4.8 million and $6.6 million during 2016 and 2015, respectively, to adjust the carrying value of the Waukegan facility to fair value less expected selling costs.

(4) During the fourth quarter of 2015, we recorded $11.9 million in accelerated D&A of property and equipment related to our instant games operations.

(5) During 2015, we recorded $15.8 million of accelerated depreciation on certain equipment assets included in our Gaming business segment.

(6) Includes accelerated D&A charges in addition to impairment charges, both of which are reflected in D&A.

Goodwill and intangible assets with indefinite useful lives
Goodwill represents the excess of the purchase price over the fair value of the assets acquired and liabilities assumed of acquired companies. We test goodwill for impairment annually as of October 1 of each fiscal year or more frequently if events arise or circumstances change that indicate that it is more likely than not that the fair value of a reporting unit is less than its carrying value. As disclosed in Note 1, at the beginning of the first quarter of 2017, we adopted ASU 2017-04, which eliminated Step 2 from the goodwill impairment test.

We evaluate goodwill at the reporting unit level by comparing the carrying value of each reporting unit to its fair value using a quantitative impairment test or qualitative assessment, as deemed appropriate. Under the qualitative assessment option, we first assesses qualitative factors to determine whether the fair value of a reporting unit is not "more than likely" less than its carrying value, which is commonly referred to as "Step 0". If the fair value of the reporting unit is greater than its carrying value, goodwill is not considered impaired. If the fair value of the reporting unit is less than its carrying value, an impairment charge is recognized for the amount by which the carrying value exceeds the reporting unit’s fair value, not to exceed the total amount of goodwill allocated to that reporting unit. Prior to the adoption of ASU 2017-04 and for the years ended December 31, 2016 and 2015, the impairment loss was measured by comparing the fair value of goodwill to its carrying value based on an approach under which we were required to estimate the fair value of the entire reporting unit being assessed and assigning the residual difference between the estimated fair value of the reporting unit and the estimated fair value of the identifiable assets and liabilities to goodwill.
We reviewed our operating segments in accordance with ASC 350 to determine if additional reporting units exist within our operating segments based on the availability of discrete financial information that is regularly reviewed by segment management. For additional business segment information, see Note 2. We determined that we have eight reporting units as of our October 1, 2017 goodwill impairment testing date: Instant Products, U.S. Lottery Systems, International Lottery Systems, SG Gaming, legacy U.K. Gaming, Casino Management Systems, Table Products, and Interactive. These are the same reporting units that we determined at December 31, 2016, which remained unchanged as of December 31, 2017. We are currently evaluating any impact that the NYX acquisition will have on our determination of reporting units for the first quarter of 2018; however, we do not currently anticipate that the reporting units within our gaming and lottery business segments will change.

Our annual goodwill impairment tests as of October 1, 2017 indicated estimated fair values in excess of their carrying values for each of our reporting units that have goodwill balances.

We conduct impairment tests of our indefinite-lived assets annually in the fourth quarter of each fiscal year, or more frequently if events or changes in circumstances indicate that it is more likely than not that the fair value of an indefinite-lived asset is less than its carrying value or when circumstances no longer continue to support an indefinite useful life.

Our annual impairment tests as of October 1, 2017 produced estimated fair values in excess of the carrying values for all of our remaining indefinite-lived intangible assets.

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

In calculating the fair value of our International Lottery Systems reporting unit using the income approach, we used projections of revenues, profit margin, operating costs, capital expenditures and cash flows that primarily considered historical results, but also considered estimated future results and general economic and market conditions. In developing these projections, as large system installations and related hardware and terminal sales are inherently unpredictable, we used normalized historical results, even though such installations have occurred in the past and may reoccur in the future. The following estimates and assumptions were used in the discounted cash flow analysis:

•	A terminal revenue growth rate of 2.0%;

•	A terminal profit margin percentage reflecting our historical normalized profit margins;

•	Assumptions regarding future capital expenditures reflective of maintaining and renewing our current customer contracts under normalized operations; and

•	An overall discount rate of 8.0% based on our weighted average cost of capital for the International Lottery Systems reporting unit.

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

We estimated the fair value of the SG Gaming reporting unit using both an income approach that analyzed projected discounted cash flows and a market approach that considered both comparable public companies and comparable industry transactions. In determining the fair value of our SG Gaming reporting unit, we had given more weight to the income approach than to the market approach due to a relatively small number of comparable companies within our industry and absence of a significant volume of recent comparable industry transactions. Additionally, under the market approach, we used other significant observable inputs including various peer company comparisons.

The following key estimates and assumptions were used in the discounted cash flow analysis:

•	A terminal revenue growth rate of 2.0% based on long term nominal growth rate potential;

•	A terminal profit margin percentage reflecting our historical and forecasted profit margins;

•	Assumptions regarding future capital expenditures reflective of maintaining our installed base of leased gaming machines and facilities under normalized operations; and

•	An overall discount rate of 9.0% based on our weighted average cost of capital for the SG Gaming reporting unit.

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

We estimated the fair value of the U.S. Lottery Systems reporting unit using both an income approach that analyzed projected discounted cash flows and a market approach that considered comparable public companies. In determining the fair value of our U.S. Lottery Systems reporting unit, we had given more weight to the income approach than to the market approach due to a relatively small number of comparable companies within our industry. The key estimates and assumptions used in the discounted cash flows analysis included a 2.0% terminal revenue growth rate and an overall discount rate of 8.0%.

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
Assets held for sale
As of December 31, 2016, we had $6.5 million of assets held for sale, all of which were sold in 2017. These assets held for sale are included within prepaid expenses, deposits and other current assets and are reported at the lower of the carrying value or fair market value, less expected costs to sell. We measured the fair value of assets held for sale under a market approach and have categorized such measurements as Level 3 in the fair value hierarchy.

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
Software, net consisted of the following:

	As of December 31,
	2017	2016
Software	$1,003.2	$924.8
Accumulated amortization	(663.8)	(515.7)
Software, net	$339.4	$409.1
In the years ended December 31, 2017 and 2016, we capitalized $75.3 million and $74.4 million, respectively, of software.

The following reflects amortization of software included within D&A:

	Year Ended December 31,
	2017	2016	2015
Amortization expense	$153.3	$158.9	$174.4

(13) Equity Investments
We account for our equity investments where we own a non-controlling interest, but exercise significant influence, under the equity method of accounting. Under the equity method of accounting, our original cost of the investment is adjusted for our share of equity in the earnings of the equity investee and reduced by dividends and distributions of capital received, unless the fair value option is elected, in which case the investment balance is marked to fair value each reporting period and the impact of changes in fair value of the equity investment are reported in earnings. We elected the fair value option to account for our equity investment in NYX. This option was elected as only a partial interest was acquired in NYX as of December 31, 2017 as part of a step acquisition completed in January 2018.
We evaluate our investments in unconsolidated affiliates, for which the fair value option has not been elected, for impairment whenever events or changes in circumstances indicate that the carrying value of the investment may have experienced an "other-than-temporary" decline in value. If such conditions exist, we compare the estimated fair value of the investment to its carrying value to determine if an impairment is indicated and determine whether the impairment is "other-than-temporary" based on an assessment of all relevant factors, including consideration of our intent and ability to retain our investment until the recovery of the unrealized loss. We estimate fair value using a discounted cash flow analysis based on estimated future results of, or cash distributions from, the investee. Impairment charges, if any, are recorded in earnings (loss) from equity investment.
During the fourth quarter of 2016, we recorded an impairment charge of $11.3 million related to our investment in GLB.
At December 31, 2017, we had investments in a number of entities (principally in our Lottery business segment) which are accounted for under the equity method of accounting because we do not have a controlling financial interest but we have the ability to exercise significant influence. For those investments for which the fair value option has not been elected, equity method income (loss) is recorded in “Earnings (loss) from equity investments”, with our investment recorded in “Equity investments”. See the tables below for details of our equity investments:

Equity Investment	Purpose	Term	Ownership Interest	Segment
LNS (1)	Exclusive operator of Italian instant game lottery	Initial term of nine years beginning October 2010, which was subsequently extended for up to nine years (September 2028).	20%	Lottery
Northstar IL (2)	Private manager of Illinois lottery under a PMA	10 years beginning January 2011, see below	20%	Lottery
Northstar NJ (3)	Provision of marketing and sales services to New Jersey Lottery	October 1, 2013 through 2029	17.69%	Lottery
Northstar SupplyCo New Jersey LLC (NJ SupplyCo)	Separate agreement under which we provide instant games to Northstar NJ	October 1, 2013 through 2029	30%	Lottery
NYX	Leading digital gaming software supplier for interactive, social and mobile gaming worldwide. Non-controlling interest acquired as a part of step acquisition.	n/a	36%	Unallocated (Corporate)

(1) Other members of consortium are Lottomatica Holdings, S.r.l. and Arianna 2001. LNS succeeded Consorzio Lotterie Nazionali, a consortium comprised of essentially the same group that owns LNS, as holder of the concession as the exclusive operator of the Italian Gratta e Vinci instant game lottery.
(2) Other member of Northstar Illinois is IGT Global Solutions Corporation, a subsidiary of IGT.
(3) Other members are IGT Global Solutions Corporation and a subsidiary of the administrator of the Ontario Municipal Employees Retirement System, this agreement provides us substantive participating rights.

	Equity investment Balance as of December 31,		Equity earnings (loss) recognized for the Year Ended December 31,			Cash distributions and dividends received for the Year Ended December 31,
Equity Investment	2017	2016	2017	2016	2015	2017	2016	2015
LNS	$75.1	$80.0	$14.3	$14.0	$14.8	$40.4	$34.3	$31.5
Northstar IL	—	—	2.8	(0.4)	(2.7)	—	—	—
Northstar NJ and NJ Supply Co	21.2	24.8	0.9	1.0	(4.0)	4.6	4.8	—
GLB and CSG	35.3	38.3	(0.1)	(8.0)	3.5	5.0	1.7	4.7
International Terminal Leasing	8.1	12.3	0.8	—	1.0	5.6	5.9	10.0
Other	23.8	24.5	8.0	6.4	4.3	11.7	5.0	17.4
Total under equity method	$163.5	$179.9	$26.7	$13.0	$16.9	$67.3	$51.7	$63.6

NYX	90.4	—	—	—	—	—	—	—
Total equity investment	$253.9	$179.9	$26.7	$13.0	$16.9	$67.3	$51.7	$63.6

	Revenue recognized from sales to investee for the Year Ended December 31,
Equity Investment	2017	2016	2015
LNS	$44.9	$45.3	$46.6
Northstar IL	22.8	22.6	20.8
Northstar NJ and NJ Supply Co	20.6	20.9	18.3
Other	6.7	4.9	6.0
Total	$95.0	$93.7	$91.7
NYX
In November 2017, we acquired a non-controlling interest in NYX, comprised of 36% of the issued and outstanding ordinary shares of NYX, warrants to acquire ordinary shares of NYX and exchangeable preferred shares in a subsidiary of NYX, allowing us to exercise significant influence over NYX operating and financial policies. As described above, we elected the fair value option to account for our equity investment in NYX, with subsequent changes in fair value of investment recorded in other income (expense), net in our consolidated statements of operations and comprehensive loss. As of December 31, 2017, we owned the following financial instruments of NYX:

Financial Instrument	Number of Shares	Investment cost	Fair value as of December 31, 2017	Change in fair value loss (gain)	Fair value hierarchy level
Ordinary shares	39.0	$73.2	$73.2	$—	Level 1
Class A exchangeable preferred shares, warrants and other(1)	n/a	18.7	17.2	1.5	Level 2(2)
Total	n/a	$91.9	$90.4	$1.5	n/a

(1)	Includes 40,000 of Class A preferred shares exchangeable for 9,174,364 ordinary shares and warrants to acquire 3,535,178 ordinary shares.

(2)	The value principally relates to the exchangeable preferred shares, which were valued using quoted market prices for similar securities.

LNS

On December 4, 2017, we announced that LNS had accepted a contract extension of up to nine years for the Italian Scratch and Win concession. LNS is required to pay an upfront fee of €800 million in three installments. The first installment of €50 million was paid as of December 31, 2017; payments of the second installment of €300 million and third installment of €450 million are expected to be made in April 2018 and October 2018, respectively. Our pro-rata concession funding payments to LNS are €10 million, €60 million and €90 million, respectively, and treated as contributions to our equity method investment as contributions are made.
As of December 31, 2017 we had accounts receivable of $13.3 million from LNS.
Northstar Illinois
In August 2015, Northstar Illinois, the State of Illinois, SGI and Gtech Corporation ("Gtech") (now known as IGT Global Solutions Corporation) entered into a termination agreement with respect to the PMA (the “Termination Agreement”). The Termination Agreement contemplated, among other things, (1) a $10.0 million net income shortfall payment for the lottery’s 2015 fiscal year, (2) termination of the PMA in January 2017 (subject to possible extension by mutual agreement of the State of Illinois and Northstar Illinois in three- to six-month increments), (3) that, following December 2014, Northstar Illinois will no longer be entitled to any incentive compensation payments and will no longer be liable for any shortfall payments following the $10.0 million shortfall payment for the lottery's 2015 fiscal year, (4) reimbursement of Northstar Illinois for certain costs it incurs in transitioning its obligations under the PMA, (5) continuation of our instant lottery game supply agreement (and Gtech’s lottery systems supply agreement) with Northstar Illinois until July 2017, subject to a reduced rate structure, and (6) our right to negotiate a new supply agreement with any manager that replaces Northstar Illinois and our ability to participate in the procurement process for such replacement manager. In September 2016, Northstar Illinois, the State of Illinois, SGI and IGT (formerly Gtech) entered into a letter agreement that (a) extended the term of the PMA to July 2017 and (b) extended our instant lottery game supply agreement (and IGT’s lottery systems supply agreement) with Northstar Illinois to January 2018.
In October 2017, the PMA was further extended to January 1, 2018 and the supply agreements between Northstar Illinois and SGI and IGT, respectively, were extended through April 1, 2019 (though it may be terminated by December 31, 2018 subject to certain events occurring, including Intralot S.A. completing its conversion of the IGT draw system). The new PMA between the state of Illinois and Camelot Illinois, LLC commenced in January 2018, and Camelot Illinois, LLC has accepted the assignment and assumption of the SGI and IGT supply agreements. Our instant lottery game supply agreement continues to be in place through April 1, 2019.
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

(14) Accrued Liabilities
Accrued liabilities consisted of the following:

	As of December 31,
	2017	2016
Accrued interest	$116.5	$96.0
Compensation and benefits	148.2	134.6
Deferred revenue	42.7	58.8
Taxes, other than income	27.7	25.2
Legal accruals	14.9	8.1
Customer advances and licenses	55.0	15.9
Other	104.1	115.6
Total	$509.1	$454.2

(15) Leases
At December 31, 2017, we were obligated under operating leases covering office equipment, office and warehouse space, transponders and transportation equipment expiring at various dates. Future minimum lease payments required under our operating leases at December 31, 2017 were approximately as follows:

	2018	2019	2020	2021	2022	Thereafter
Future minimum lease payments	$35.0	$28.2	$21.6	$16.3	$11.4	$23.3
Total rental expense under operating leases was $32.2 million, $32.7 million and $47.0 million for the years ended December 31, 2017, 2016 and 2015, respectively.
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

(16) Long-Term and Other Debt
February 2018 Refinancing Transaction
On February 14, 2018, we successfully completed a series of financing transactions, including a private offering of an additional $900.0 million principal amount of our 2025 Secured Notes, €325.0 million of 3.375% new senior secured notes due 2026 and €250 million of 5.500% new senior unsecured notes due 2026, and an amendment to our credit agreement to refinance our existing term loan B-4 facility and increase the term loans outstanding by $900.0 million under a new term loan B-5 facility (collectively referred to as the "February 2018 Refinancing"). We used a portion of the net proceeds of the February 2018 Refinancing to redeem $1,400.0 million of our outstanding 2022 Secured Notes, prepay a portion of our revolver borrowings under our credit agreement and pay accrued and unpaid interest thereon plus related premiums, fees and expenses. We intend to use the remaining net proceeds to redeem the remaining $700.0 million of our outstanding 2022 Secured Notes and pay accrued and unpaid interest thereon plus related premiums on or about March 2, 2018. In connection with the amendment to our credit agreement, the interest rate on our term loans was decreased from LIBOR plus 325 to LIBOR plus 275. We also increased the amount of the revolving credit agreement by $24.0 million to $620.2 million through October 18, 2018, with a step-down in availability at that time to $445.7 million until the extended maturity on October 18, 2020.
Outstanding debt and capital leases
The following reflects outstanding debt as of the dates indicated below:

	As of December 31,
	2017					2016
	Final Maturity	Rate(s)	Face Value	Unamortized debt discount/premium and deferred financing costs, net	Book Value	Book Value
Senior Secured Credit Facilities:
Revolver, varying interest rate	2018	variable	$100.5	$—	$100.5	$45.0
Revolver, varying interest rate	2020	variable	249.5	—	249.5	—
Term Loan B-1	2020	variable	—	—	—	2,183.5
Term Loan B-2	2021	variable	—	—	—	1,905.8
Term Loan B-4	2024	variable	3,274.6	(81.0)	3,193.6	—
Senior Notes:
2022 Secured Notes	2022	7.000%	2,100.0	30.7	2,130.7	936.3
2025 Secured Notes	2025	5.000%	350.0	(6.3)	343.7	—
Unsecured Notes	2022	10.000%	2,200.0	(29.9)	2,170.1	2,164.0
Subordinated Notes:
2018 Notes	2018	8.125%	—	—	—	248.7
2020 Notes	2020	6.250%	243.5	(1.7)	241.8	241.2
2021 Notes	2021	6.625%	340.6	(4.6)	336.0	334.5
Capital lease obligations, 3.9% as of December 31, 2017 payable monthly through 2019	2019	3.900%	10.7	—	10.7	15.2
Total long-term debt outstanding			$8,869.4	$(92.8)	$8,776.6	$8,074.2
Less: current portion of long-term debt					(40.3)	(49.3)
Long-term debt, excluding current portion					$8,736.3	$8,024.9
Fair value of debt (1)			$9,251.5
(1) Fair value of our fixed rate and variable interest rate debt is classified within level 2 in the fair value hierarchy and has been calculated based on the quoted market prices of our securities.
The following reflects the principal amount of debt and capital lease payments due over the next five years and beyond as of December 31, 2017:

	Total	2018	2019	2020(1)	2021	2022	After 2022
Senior Secured Credit Facilities	$3,624.6	$32.8	$32.8	$382.8	$32.8	$32.8	$3,110.6
Senior Notes	4,650.0	—	—	—	—	4,300.0	350.0
Subordinated Notes	584.1	—	—	243.5	340.6	—	—
Capital lease obligations, payable monthly through 2019	10.7	7.7	3.0	—	—	—	—
Total long-term debt outstanding	$8,869.4	$40.5	$35.8	$626.3	$373.4	$4,332.8	$3,460.6
Unamortized deferred financing costs and discount/premium	(92.8)
Total debt book value	$8,776.6
(1) Reflects portion of revolver balance under non-extended commitments rolling under extended commitments if still outstanding on October 18, 2018 and given current revolver capacity.

Senior secured credit facilities
SGC and certain of its subsidiaries are party to a credit agreement, dated as of October 18, 2013, by and among SGI, as the borrower, SGC, as a guarantor, Bank of America, N.A., as administrative agent, and the lenders and other agents party thereto (the "credit agreement").
As of January 1, 2016, the credit agreement included a revolving credit facility of $592.6 million, with up to $350.0 million of the revolving credit facility available for issuances of letters of credit. In addition, the credit agreement included a $2.3 billion term B-1 loan facility and a $2.0 billion term B-2 loan facility.
On February 14, 2017, we entered into the following transactions (the "February 2017 Refinancing"): an amendment to our credit agreement, which provided for a $3,291.0 million senior secured term B-3 loan facility and reduced the commitments on the revolving credit facility to $556.2 million through October 2018, with a step-down in availability at that time to $381.7 million until the extended maturity in October 2020. We also successfully completed an additional offering of our 2022 Secured Notes in an aggregate principal amount of $1.15 billion (the "additional 2022 Secured Notes"). The net proceeds of the term B-3 loan facility and the additional 2022 Secured Notes were used to (a) prepay the balances on the term B-1 and term B-2 loans and the existing revolving credit facility (b) redeem all $250.0 million aggregate principal amount of our outstanding 2018 Notes and (c) pay related fees and expenses.
On August 14, 2017, we entered into the following transactions (the "August 2017 Refinancing"): an amendment to our credit agreement, which provided for a $3,282.8 million senior secured term B-4 loan facility and extended the maturity from October 2021 to August 2024 as compared to the previous term B-3 loan facility. The net proceeds of the term B-4 loan facility were used to (a) prepay the balance on the term B-3 loans and (b) pay related fees and expenses. The applicable margin for the new term B-4 loans is 3.25% per annum for eurocurrency (LIBOR) loans and 2.25% per annum for base rate loans, compared to 4.00% per annum for eurocurrency (LIBOR) loans and 3.00% per annum for base rate loans under the previous term B-3 loan facility, and 5.00% per annum for eurocurrency (LIBOR) loans and 4.00% per annum for base rate loans under the previous B-2 and B-1 facilities.
On December 21, 2017, we entered into a lender joinder agreement to the credit agreement with an additional revolving commitment lender. Pursuant to the joinder agreement, the amount of the revolving credit facility under the credit agreement was increased by $40.0 million to $596.2 million through October 2018. As a result of the February 2017 Refinancing, this amount was to step-down in availability to $421.7 million until the extended maturity in October 2020.

All of the debt incurred under the credit agreement is subject to accelerated maturity depending on our liquidity at the time our 2020 Notes, 2021 Notes and Unsecured Notes become due.
The term B-4 loans under the credit agreement mature on August 14, 2024 and amortize in equal quarterly installments in an amount equal to 1.00% per annum of the stated principal amount thereof, with the remaining balance due at final maturity.
SGI is required to pay commitment fees to revolving lenders on the actual daily unused portion of the revolving commitments at a rate of 0.50% per annum through maturity, subject to a step-down to 0.375% based upon the achievement of certain net first lien leverage ratios. SGI may voluntarily prepay all or any portion of outstanding amounts under the credit facilities at any time, in whole or in part, without premium or penalty, subject to redeployment costs in the case of a prepayment of euro currency loans on a day that is not the last day of the relevant interest period and a 1% prepayment fee if the term B-4 loans are refinanced as a result of a repricing transaction before February 14, 2018.
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
2022 Secured Notes
In connection with the Bally acquisition in 2014, SGI issued $950.0 million in aggregate principal amount of the 2022 Secured Notes in a private offering. The 2022 Secured Notes were issued pursuant to an indenture dated as of November 21, 2014 (the "2022 Secured Notes Indenture"). The $1.15 billion of additional 2022 Secured Notes that were issued as part of the February 2017 Refinancing were issued under the 2022 Secured Notes Indenture and therefore have the same terms as the initial 2022 Secured Notes except for the issue date and offering price. SGI may redeem some or all of the 2022 Secured Notes at any time on or after January 1, 2018 at the prices specified in the 2022 Secured Notes indenture. Refer to February 2018 Refinancing Transaction described above for redemption of 2022 Secured Notes subsequent to December 31, 2017.
The 2022 Secured Notes are senior secured obligations of SGI and are equally and ratably secured with SGI’s obligations under the credit agreement and the 2025 Secured Notes. The Secured Notes are equal in rank to all of SGI’s existing and future senior debt and rank senior to all of SGI's existing and future senior subordinated debt. The Secured Notes are guaranteed on a senior secured basis by SGC and all of its wholly-owned U.S. subsidiaries (other than SGI, the unrestricted social gaming business entities and immaterial subsidiaries). The Secured Notes are structurally subordinated to all of the liabilities of our non-guarantor subsidiaries.

2025 Secured Notes
On October 17, 2017, SGI issued $350.0 million in aggregate principal amount of the 2025 Secured Notes in a private offering (the "October 2017 Financing"). The 2025 Secured Notes were issued pursuant to an indenture dated as of October 17, 2017 (the "2025 Secured Notes Indenture"). We used the net proceeds of the October 2017 Financing, together with cash on hand and borrowings under the revolving credit facility under our credit agreement, to finance the NYX acquisition, including the refinancing of certain indebtedness of NYX, and to pay related fees and expenses. SGI may redeem some or all of the 2025 Secured Notes at any time prior to October 15, 2020 at a redemption price equal to 100% of the principal amount of the 2025 Secured Notes plus accrued and unpaid interest, if any, to the date of redemption plus a "make whole" premium. SGI may redeem some or all of the 2025 Secured Notes at any time on or after October 15, 2020 at the prices specified in the 2025 Secured Notes indenture.
The 2025 Secured Notes are senior secured obligations of SGI and are equally and ratably secured with SGI’s obligations under the credit agreement and the 2022 Secured Notes. The 2025 Secured Notes are equal in rank to all of SGI’s existing and future senior debt and rank senior to all of SGI's existing and future senior subordinated debt. The 2025 Secured Notes are guaranteed on a senior secured basis by SGC and all of its wholly-owned U.S. subsidiaries (other than SGI, the unrestricted social gaming business entities and immaterial subsidiaries). The 2025 Secured Notes are structurally subordinated to all of the liabilities of our non-guarantor subsidiaries.
Subordinated notes
2018 Notes
The 2018 Notes were issued pursuant to an indenture dated as of September 22, 2010 (the "2018 Notes Indenture"). We redeemed all of the outstanding 2018 Notes on March 17, 2017 with a portion of the net proceeds of the February 2017 Refinancing.
2020 Notes

The 2020 Notes were issued pursuant to an indenture dated as of August 20, 2012 (the "2020 Notes Indenture"). SGI may redeem some or all of the 2020 Notes at any time at the prices specified in the 2020 Notes Indenture.
The 2020 Notes are unsecured senior subordinated obligations of SGI and are subordinated to all of SGI's existing and future senior debt, rank equally with all of SGI's existing and future senior subordinated debt and rank senior to all of SGI's future debt that is expressly subordinated to the 2020 Notes. The 2020 Notes are guaranteed on an unsecured senior subordinated basis by SGC and all of its wholly owned U.S. subsidiaries (other than SGI, the unrestricted social gaming business entities and immaterial subsidiaries). The 2020 Notes are structurally subordinated to all of the liabilities of our non-guarantor subsidiaries.
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
SGI may redeem some or all of the 2021 Notes at any time at the prices specified in the 2021 Notes Indenture.
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
Social gaming unrestricted subsidiary designation
In order to provide flexibility for potential future growth opportunities with respect to our Interactive social gaming business, during the third quarter of 2016 we designated certain of our wholly owned direct and indirect subsidiaries, which hold substantially all of the assets of, and operate, our social gaming business, as “Unrestricted Subsidiaries” under our credit agreement and the 2018 Notes Indenture, 2020 Notes Indenture, 2021 Notes Indenture, 2022 Secured Notes Indenture, and Unsecured Notes Indenture. In connection with the October 2017 Financing, we designated these social gaming subsidiaries as “Unrestricted Subsidiaries” under the 2025 Secured Notes Indenture. As a result of such designations, these social gaming subsidiaries are not guarantors under our credit agreement and indentures and are not obligated to comply with many of the covenants set forth in those agreements and that remain applicable to us and our restricted subsidiaries. In addition, except to the extent of cash distributions from these social gaming subsidiaries to us or our restricted subsidiaries, the assets, liabilities and financial results of these social gaming subsidiaries will be excluded from the calculation of the applicable financial metrics required by these agreements, including our credit agreement’s maintenance covenant, which is based on our consolidated net first lien leverage. Following these designations, the social gaming subsidiaries remain wholly owned direct and indirect subsidiaries of the Company.

Debt issuance costs

We capitalize debt issuance costs associated with long-term financing arrangements and amortize the deferred debt issuance costs over the term of the arrangement using the effective interest method.  The capitalized debt issuance costs associated with long-term debt financing, other than line-of-credit arrangements, are presented as a direct reduction from the carrying value of long-term debt, consistent with the treatment of unamortized debt discount. In connection with the February 2017 Refinancing, we recorded $27.9 million in financing costs presented primarily as a reduction to long-term debt. In connection with the August 2017 Refinancing, we incurred $7.9 million in financing costs, which were primarily expensed. In connection with the October 2017 Financing, we incurred $6.4 million in financing costs which are presented as a reduction to long-term debt.

(Loss) Gain on Debt Financing Transactions

The following are components of the (loss) gain on debt financing transactions resulting from debt extinguishment and modification accounting:

	Years Ended December 31,
	2017	2016	2015
Repurchase and cancellation of principal balance at discount	$—	$26.0	$—
Unamortized debt discount and deferred financing costs	(26.4)	(0.8)	—
Third party debt issuance fees	(11.7)	—	—
Total (loss) gain on debt financing transactions	$(38.1)	$25.2	$—

Terms of Outstanding Debt
Restrictive covenants
Our only financial maintenance covenant is contained in our credit agreement. This covenant is tested at the end of each fiscal quarter and requires us to not exceed a maximum consolidated net first lien leverage ratio of 6.0x Consolidated EBITDA (as defined in the credit agreement) for the quarter ended December 31, 2017. In connection with the amendments to the credit agreement as part of the February 2017 Refinancing, this ratio will be stepping down to 5.5x for the quarter ended June 30, 2018 and 5.0x for the quarter ended June 30, 2019.
The credit agreement, 2020 Notes Indenture, 2021 Notes Indenture, Unsecured Notes Indenture, 2022 Secured Notes Indenture and 2025 Secured Notes Indenture also contain certain covenants that, among other things and subject to certain exceptions, limit SGC's and its restricted subsidiaries' (including SGI) ability to incur additional indebtedness or guarantees, pay dividends or make distributions or certain other restricted payments, purchase or redeem capital stock, prepay junior indebtedness or modify certain debt instruments, make investments or extend credit, engage in certain transactions with affiliates, engage in sale-leaseback transactions, consummate certain assets sales, effect a consolidation or merger, sell, transfer, lease or otherwise dispose of assets, create certain liens and other encumbrances on assets, enter into arrangements that restrict the ability to pay dividends or change fiscal years. These agreements also contain events of default customary for agreements of their type (with customary grace periods, as applicable). Failure to comply with any of the covenants in these agreements could result in a default under these agreements and under other agreements containing cross-default provisions. Such a default would permit lenders to accelerate the maturity of the debt under these agreements and other agreements containing cross-default provisions and to foreclose upon any collateral securing the debt.
We were in compliance with the financial covenants under our debt agreements as of December 31, 2017.
On January 10, 2018, in connection with the reincorporation merger, the Surviving Corporation assumed all of the obligations of SGC under the credit agreement, the Unsecured Notes, the 2022 Secured Notes, the 2025 Secured Notes, the 2020 Notes and the 2021 Notes, and became a guarantor of all of that indebtedness.

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

The fair value of our financial assets and liabilities is determined by reference to market data and other valuation techniques as appropriate. We believe the fair value of our financial instruments, which are principally cash and cash equivalents, restricted cash, accounts receivable, other current assets, accounts payable and accrued liabilities, approximates their recorded values. Our assets and liabilities measured at fair value on a recurring basis (other than our investment in NYX as discussed in Note 13) are described below.
Interest rate swap contracts
We record derivative financial instruments on the balance sheet at their respective fair values. We currently use swap contracts as described below to mitigate gains or losses associated with the change in expected cash flows due to fluctuations in interest rates on our variable rate debt.
We hedge a portion of our interest expense associated with our variable rate debt to effectively fix the interest rates that we pay. We have interest rate swap contracts designated as cash flow hedges under ASC 815. Under these hedges, we pay interest at a weighted-average fixed rate of 2.151% and receive interest at the greater of 1% or the prevailing three-month LIBOR rate. The total notional amount of interest rate swaps outstanding was $700.0 million as of both December 31, 2017 and 2016.
These hedges are highly effective in offsetting changes in our future expected cash flows due to the fluctuation in the three-month LIBOR rate associated with our variable rate debt. The effectiveness of these hedges is measured quarterly on a retrospective basis. As a result of the effective matching of the critical terms on our variable rate interest expense being hedged to the hedging instruments being used, we have not measured any hedge ineffectiveness through the date of our February 2017 Refinancing as described in Note 16. Subsequent to the February 2017 Refinancing, our hedges remained highly effective as measured by our regression analysis. We expect our interest rate swaps to continue to remain highly effective. All gains and losses from these hedges are recorded in other comprehensive loss until the future underlying payment transactions occur. Any realized gains or losses resulting from the hedges are recognized (together with the hedged transaction) as interest expense. We estimate the fair value of our interest rate swap contracts by discounting the future cash flows of both the fixed rate and variable rate interest payments based on market yield curves. The inputs used to measure the fair value of our interest rate swap contracts are categorized as Level 2 in the fair value hierarchy.
The following table shows the losses (gains) on our interest rate swap contracts:

	Year Ended December 31,
	2017	2016	2015
Gains recorded in accumulated other comprehensive loss, net of tax	$(4.2)	$(3.0)	$(1.6)
Reclassifications of losses out of accumulated other comprehensive loss	7.3	8.2	5.2
Ineffectiveness recorded in interest expense	(0.3)	—	—

We expect to reclassify additional losses of $0.2 million from accumulated other comprehensive loss to interest expense in January 2018 when these swaps expired. The following table shows the fair value of our hedges:

	As of December 31,
	2017	2016
Accrued liabilities	$0.2	$6.7
Other long-term liabilities	—	0.2
Total fair value	$0.2	$6.9
There were no assets or liabilities that were measured at fair value on a non-recurring basis as of December 31, 2017 and 2016 other than the contingent consideration discussed in Note 9.

(18) Stockholders' Deficit
Shares outstanding
The following table sets forth the change in the number of shares of Class A common stock outstanding during the fiscal years ended December 31, 2017 and 2016:

	December 31,
	2017	2016
Shares outstanding as of beginning of period	88.0	86.5
Shares issued as part of equity-based compensation plans and the ESPP, net of shares surrendered	1.9	1.5
Shares outstanding as of end of period	89.9	88.0
Series C Junior Participating Preferred Stock and Rights Agreement

On June 19, 2017, the Board of Directors of SGC approved, and SGC entered into, a rights agreement between SGC and American Stock Transfer & Trust Company, LLC (the "Rights Agreement"). Concurrently, the Board of Directors of SGC adopted a resolution reserving for issuance a series of 20,000 shares of preferred stock. On January 10, 2018, the Rights Agreement was amended and restated to account for the Reincorporation Merger (the “Amended and Restated Rights Agreement”). Pursuant to the Amended and Restated Rights Agreement, the preferred stock was designated as Series A Junior Participating Preferred Stock ("Junior Preferred Stock"), par value $.001 per share, upon the exercise of rights under the Amended and Restated Rights Agreement. The Amended and Restated Rights Agreement provides for a dividend of one preferred share purchase right (“Right”) for each share of Class A Common Stock, par value $0.01 per share, of SGC outstanding as of June 29, 2017. Each Right entitles the holder to purchase one ten-thousandth of a share of Junior Preferred Stock for a purchase price of $109.00, subject to adjustment as provided in the Amended and Restated Rights Agreement. As of December 31, 2017, none of these shares were outstanding and no Rights were exercised.

Stock-based and other incentive compensation
Pursuant to our incentive stock plans we offer stock-based compensation in the form of stock options and RSUs to employees and our non-employee directors. The terms of such stock option and RSU awards, including the vesting schedule of such awards, are determined at our discretion subject to the terms of the applicable equity-based compensation plan. Commencing on January 1, 2017, we also offer an ESPP. Our ESPP allow for a total of up to 2.0 million shares of Class A common stock to be purchased by eligible employees under offerings made each January 1 and July 1. Employees participate through payroll deductions up to a maximum of 15% of eligible compensation. The term of each offering period is six months and shares are purchased on the last day of the offering period at a 15% discount to the stock's market value. For offering period in 2017, we issued a total of 54 thousand shares of common stock at an average price of $30.63 per share.
Options granted over the last several years have generally become exercisable in four equal installments beginning on the first anniversary of the date of grant or when certain performance targets are determined to have been met, in all cases, with a maximum term of ten years. RSUs typically vest in four equal installments beginning on the first anniversary of the date of grant or when certain performance targets are determined to have been met.
We recognize expense for stock-based compensation plans based on the estimated fair value of the related awards in accordance with ASC 718. Stock options are granted with exercise prices that are not less than the fair market value of our Class A common stock on the date of grant. We periodically grant certain stock-based awards that are contingent upon SGC or certain of our subsidiaries achieving certain pre-determined financial performance targets. Upon determining that the performance target is probable, the fair value of the award is recognized over the service period. Determining the probability of achieving a performance target requires estimates and judgment.
As of December 31, 2017, we had approximately 19.4 million shares of Class A common stock authorized for awards under the 2003 Incentive Compensation Plan, as amended and restated (the "2003 Plan") (plus available shares from a pre-existing equity-based compensation plan). As of December 31, 2017, we had approximately 3.6 million shares reserved under the 2003 Plan for future grants of equity awards and less than 0.1 million shares available under a pre-existing plan. As of December 31, 2017, we also had outstanding stock options and RSUs granted as part of inducement awards that were not approved by our stockholders, as permitted by applicable stock exchange rules.
Stock options
For the years ended December 31, 2017, 2016 and 2015, we recognized stock-based compensation expense of $3.7 million, $6.4 million and $2.2 million, respectively, related to the vesting of stock options. During 2017, we issued 0.7 million stock options with a weighted average exercise price of $22.17 and a total grant date fair value of $8.0 million. At December 31, 2017, we had $9.0 million of unrecognized stock-based compensation expense relating to approximately 1.8 million unvested stock options that will be amortized over a weighted-average period of approximately two years and have an average remaining contract term of 8.4 years with a weighted average exercise price of $14.11. During the year ended December 31, 2017, we received $8.7 million in cash from the exercise of stock options.
Restricted stock units
A summary of the changes in RSUs outstanding under our equity-based compensation plans during 2017 is presented below:

	Number of Restricted Stock Units	Weighted Average Grant Date Fair Value
Unvested RSUs as of December 31, 2016	4.9	$11.68
Granted	0.9	$22.55
Vested	(1.6)	$12.15
Cancelled	(0.3)	$16.25
Unvested RSUs as of December 31, 2017	3.9	$13.73

The weighted-average grant date fair value of RSUs granted during 2017 and 2016 was $22.55 and $9.35, respectively. The fair value of each RSU grant is based on the market value of our Class A common stock at the time of grant. During the years ended December 31, 2017, 2016 and 2015, we recognized stock-based compensation expense of $23.0 million, $28.8 million and $22.9 million, respectively, related to the vesting of RSUs. At December 31, 2017, we had $33.2 million of unrecognized stock-based compensation expense relating to unvested RSUs that will be amortized over a weighted-average period of approximately two years. The fair value at vesting date of RSUs vested during the years ended December 31, 2017, 2016 and 2015 was $47.1 million, $24.2 million and $19.2 million, respectively.

(19) Employee Benefit Plans
We have defined benefit pension plans for our U.K.-based union employees (the "U.K. Plan") and certain Canadian-based employees (the "Canadian Plan"). Collectively these two plans are referred to as the "Pension Plans". Retirement benefits under the U.K. Plan are generally based on an employee's average compensation over the two years preceding retirement. Retirement benefits under the Canadian Plan are generally based on the number of years of credited service. Our policy is to fund the minimum contributions permissible by the applicable authorities. We estimate that $2.9 million will be contributed to the Pension Plans in fiscal year 2018.
Our pension benefit costs are calculated using various actuarial assumptions and methodologies. These assumptions include discount rates, inflation, compensation increase rates, expected returns on plan assets, mortality rates and other factors. The assumptions used in recording the obligations under our plans represent our best estimates, and we believe that they are reasonable, based on information as to historical experience and performance and other factors that might cause future expectations to differ from past trends. Differences in actual experience or changes in assumptions may affect our pension obligations and future expense. The primary factors contributing to actuarial gains and losses each year are (1) changes in the discount rate used to value pension benefit obligations as of the measurement date and (2) differences between the expected and the actual return on plan assets.
The following table sets forth the combined funded status of the Pension Plans and their reconciliation to the related amounts recognized in our Consolidated Financial Statements at our December 31, 2017 and 2016 measurement dates:

	December 31,
	2017	2016
Change in benefit obligation:
Benefit obligation at beginning of year	$121.0	$115.1
Service cost	2.4	2.2
Interest cost	4.2	4.1
Participant contributions	1.0	0.9
Curtailments	—	0.2
Actuarial loss	1.2	17.2
Benefits paid	(6.0)	(3.0)
Settlement payments	—	(3.8)
Other, principally foreign exchange	10.0	(11.9)
Benefit obligation at end of year	$133.8	$121.0
Change in plan assets:
Fair value of plan assets at beginning of year	$99.3	$104.5
Actual gain on plan assets	10.4	4.8
Employer contributions	3.1	2.8
Participant contributions	1.0	0.9
Benefits paid	(6.0)	(3.0)
Other, principally foreign exchange	7.7	(10.7)
Fair value of assets at end of year	$115.5	$99.3
Amounts recognized in the consolidated balance sheets:
Funded status (current)	$—	$—
Funded status (non-current)	(18.3)	(21.6)
Accumulated other comprehensive loss:
Unrecognized actuarial loss	20.6	28.3
Unrecognized prior service cost	0.5	(3.7)
Deferred taxes	(4.7)	(4.9)
Net amount recognized	$(1.9)	$(1.9)

The following table presents the components of our net periodic pension benefit cost:

	Year Ended December 31,
	2017	2016	2015
Components of net periodic pension benefit cost:
Service cost	$2.4	$2.2	$2.5
Interest cost	4.2	4.1	4.3
Expected return on plan assets	(5.9)	(5.8)	(5.9)
Amortization of actuarial losses	1.4	0.3	1.1
Net periodic cost	$2.1	$0.8	$2.0
The accumulated benefit obligation for the Pension Plans was $134.0 million and $127.0 million as of December 31, 2017 and 2016, respectively. The underfunded status of the Pension Plans recorded as a long-term liability in our Consolidated Balance Sheets as of December 31, 2017 and 2016 was $18.3 million and $21.6 million, respectively.
The amounts included in accumulated other comprehensive loss as of December 31, 2017 expected to be recognized as components of net periodic pension benefit cost during the fiscal year ending December 31, 2018 are presented below:

Unrecognized loss	$1.6
Unrecognized prior service cost	(0.5)
Net amount expected to be recognized	$1.1
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
The current strategy in the U.K. Plan is to hold approximately 22% in a global return fund, approximately 4.8% in U.K. equities, approximately 6.4% in real estate, approximately 33% in non-U.K. equities, approximately 20% in Liability Driven Investments (LDI) and approximately 13% in corporate bonds. The current strategy in the Canadian Plan is to hold approximately 20% in Canadian equities, approximately 44% in non-Canadian equities and approximately 36% in bonds.
The fair value of the plan assets for the Pension Plans at December 31, 2017 by asset category is presented below:

Asset Category	Market Value at 12/31/2017	Quoted Prices in Active Markets for Identical Assets (Level 1)	Significant Observable Inputs (Level 2)	Significant Unobservable Inputs (Level 3)
Equity securities (a)	$56.1	$31.4	$24.7	$—
Global return fund (a)	14.6	—	14.6	—
Corporate bonds (a)	13.9	—	13.9	—
Government bonds	10.6	—	10.6	—
Real estate	4.2	—	—	4.2
LDI (Liability Driven Investment)	13.3	—	13.3	—
Cash and cash equivalents (b)	2.8	2.8	—	—
Total pension assets	$115.5	$34.2	$77.1	$4.2

(a)	The assets are invested through managed funds that are valued using inputs derived principally from quoted prices in active markets for the underlying assets in the fund.

(b)	The carrying value of cash and cash equivalents approximates fair value because of the short-term maturity of these instruments.

The fair value of the plan assets for both of the Pension Plans at December 31, 2016 by asset category is presented below:

Asset Category	Market Value at 12/31/2016	Quoted Prices in Active Markets for Identical Assets (Level 1)	Significant Observable Inputs (Level 2)	Significant Unobservable Inputs (Level 3)
Equity securities (a)	$50.1	$26.2	$23.9	$—
Global return fund (a)	15.7	—	15.7	—
Corporate bonds (a)	11.4	—	11.4	—
Government bonds	9.0	—	9.0	—
Real estate	10.9	—	—	10.9
Cash and short-term investments (b)(c)	2.2	2.2	—	—
Total pension assets	$99.3	$28.4	$60.0	$10.9

(a)	The assets are invested through managed funds that are valued using inputs derived principally from quoted prices in active markets for the underlying assets in the fund.

(b)
Other short-term investments are investments in pooled money market funds that are valued using inputs derived principally from the quoted prices in active markets for the underlying assets in the pool.

(c)	The carrying value of cash and cash equivalents approximates fair value because of the short-term maturity of these instruments.
The change in fair value of the Pension Plan assets valued using significant unobservable inputs (Level 3) is presented below:

	2017	2016
Significant unobservable inputs (Level 3), beginning of period	$10.9	$12.9
Unrealized gain (loss) on asset still held	(6.7)	(2.0)
Significant unobservable inputs (Level 3), end of period	$4.2	$10.9

The table below presents the weighted-average actuarial assumptions used to determine the benefit obligation and net periodic benefit cost for the Pension Plans.

	U.K. Plan			Canadian Plan
	2017	2016	2015	2017	2016	2015
Discount rates:
Benefit obligation	2.60%	2.80%	4.00%	4.00%	4.00%	4.15%
Net periodic pension cost	2.80%	4.00%	3.65%	3.60%	4.15%	4.00%
Rate of compensation increase	1.00%	1.00%	2.00%	3.00%	3.00%	3.00%
Expected return on assets	4.80%	5.70%	6.30%	6.00%	6.25%	6.25%
The overall expected long-term rate of return on assets assumption for the U.K. Plan has been determined as a weighted-average of the expected returns on the above asset classes for the U.K. Plan. The expected return on bonds is taken as the current redemption yield on the appropriate index. The expected return on equities and property is determined by assuming a measure of out performance over the gilt-yield. The expected return on cash is related to the Bank of England base rate. Returns so determined are reduced to allow for investment manager expenses.
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
We expect benefit payments between $2.9 million and $4.8 million annually, which reflect expected future service, for each of the next five years. Additionally, we expect benefit payments of $27.4 million for benefit payments during the five years from 2023 to 2027.
U.S. plan

We have a 401(k) plan for U.S.-based employees. Those employees who participate in our 401(k) plan are eligible to receive matching contributions from us for the first 6% of participant contributions. We match contributions of 35.0% of any participant's contributions, up to the first 6% of their compensation (as defined in the plan document). Contribution expense for the years ended December 31, 2017, 2016 and 2015 amounted to $10.8 million, $10.7 million and $6.8 million, respectively.

(20) Accumulated Other Comprehensive Loss
The accumulated balances for each classification of comprehensive (loss) income are presented below:

	Foreign Currency Items	Derivative Financial Instruments (1)	Unrecognized pension benefit costs, net of taxes (2)	Accumulated Other Comprehensive Loss
Balance at January 1, 2015	$(69.4)	$(8.0)	$(17.0)	$(94.4)
Change during period	(136.2)	(3.8)	5.9	(134.1)
Reclassified into operations	—	5.2	1.1	6.3
Balance at December 31, 2015	$(205.6)	$(6.6)	$(10.0)	$(222.2)
Change during period	(104.7)	(5.2)	(10.0)	(119.9)
Reclassified into operations	—	8.2	0.3	8.5
Balance at December 31, 2016	$(310.3)	$(3.6)	$(19.7)	$(333.6)
Change during period	126.4	(3.1)	1.9	125.2
Reclassified into operations	—	7.3	1.4	8.7
Balance at December 31, 2017	$(183.9)	$0.6	$(16.4)	$(199.7)
_______________________________________________________________________________

(1)	The change during the period is net of income taxes of $(2.6) million, $(2.0) million and $4.6 million in 2017, 2016 and 2015, respectively.

(2)	The change during the period is net of income taxes of $(0.7) million, $(3.2) million and $(2.1) million in 2017, 2016 and 2015, respectively.

(21) Income Taxes
Income taxes are determined using the liability method of accounting for income taxes, under which deferred tax assets ("DTAs") and deferred tax liabilities ("DTLs") are recognized for the expected future tax consequences of temporary differences between the financial reporting and tax basis of assets and liabilities. If, based upon all available evidence, both positive and negative, it is more likely than not that such deferred tax assets will not be realized, a valuation allowance is recorded.
Management assessed the available positive and negative evidence to estimate whether sufficient future taxable income will be generated to permit use of existing deferred tax assets. A significant piece of objective negative evidence evaluated was the cumulative loss incurred over the three-year period ended December 31, 2017. Such objective evidence limits the ability to consider other subjective evidence, such as our projections for future growth. On the basis of this evaluation, as of December 31, 2017, a valuation allowance of $158.8 million has been recorded to recognize only the portion of the deferred tax assets that are more likely than not to be realized. The amount of the deferred tax assets considered realizable, however, could be adjusted if estimates of future taxable income during the carryforward period are reduced or increased or if objective negative evidence in the form of cumulative losses is no longer present and additional weight is given to subjective evidence such as projections for future growth.
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

The components of net loss from continuing operations before income taxes are as follows:

	Year Ended December 31,
	2017	2016	2015
United States	$(336.6)	$(563.7)	$(1,662.5)
Foreign	108.8	85.0	(31.7)
Net loss before income tax expense (benefit)	$(227.8)	$(478.7)	$(1,694.2)

The components of income tax expense (benefit) are as follows:

	Year Ended December 31,
	2017	2016	2015
Current
U.S. Federal	$5.0	$10.2	$(24.6)
U.S. State	(4.0)	(0.3)	(0.8)
Foreign	24.8	32.0	36.4
Total	25.8	41.9	11.0
Deferred
U.S. Federal	(5.8)	(129.5)	(287.4)
U.S. State	2.5	(8.5)	(22.0)
Foreign	(8.0)	(28.9)	(1.5)
Total	(11.3)	(166.9)	(310.9)
Total income tax expense (benefit)	$14.5	$(125.0)	$(299.9)

The reconciliation of the U.S. federal statutory tax rate to the actual tax rate is presented below:

	Year Ended December 31,
	2017	2016	2015
Statutory U.S. federal income tax rate	35.0%	35.0%	35.0%
Foreign earnings at rates different than U.S. federal rate	(5.7)%	(1.5)%	0.2%
Impact of goodwill impairments	—%	(0.1)%	(19.4)%
Valuation allowance adjustments	(40.8)%	(6.5)%	0.7%
Impact of Tax Reform	4.3%	—%	—%
Other	0.8%	(0.8)%	1.2%
Effective income tax rate	(6.4)%	26.1%	17.7%
The Company’s 2017 effective tax rate was impacted by the change in valuation allowances totaling $49.7 million against domestic (federal and state) net deferred tax assets. The Company’s 2016 effective tax rate was impacted by the recording of valuation allowances totaling $37.1 million against domestic (federal and state) net deferred tax assets.

Deferred income taxes reflect the net tax effects of temporary differences between the carrying values of assets and liabilities for financial reporting purposes and the amounts used for income tax purposes. The deferred income tax balances are established using the enacted statutory tax rates and are adjusted for changes in such rates in the period of change.

	December 31,
	2017	2016
Deferred tax assets:
Inventory valuation	$16.7	$23.4
Reserves and other accrued expenses	29.4	59.8
Net operating loss carry forwards	395.5	530.4
Tax credit carry forwards	26.7	44.5
Differences in financial reporting and tax basis for:
Other	54.0	36.6
Valuation allowance	(158.8)	(119.0)
Realizable deferred tax assets	363.5	575.7
Deferred tax liabilities:
Reserves and other accrued expenses	(16.0)	—
Differences in financial reporting and tax basis for:
Identifiable intangible assets	(352.0)	(597.1)
Other	(35.7)	(24.2)
Total deferred tax liabilities	(403.7)	(621.3)
Net deferred tax liability on balance sheet	$(40.2)	$(45.6)
At December 31, 2017, we had the following NOL, R&D, AMT, and state credit carry forwards:

	December 31, 2017
	Federal	State	Foreign
NOL carry forwards	$1,318.2	$1,337.8	$186.2
R&D, AMT and state credit carry forwards	25.3	2.3	—

The Federal and state tax loss carryforwards will expire through 2037. The foreign NOL carryforwards can be carried forward for periods that vary from five years to indefinitely. R&D tax credit carryforwards will expire through 2037, alternative minimum tax credit carryforwards can be carried forward indefinitely and state tax credits expire through 2023.
At December 31, 2017 and 2016, we had the following valuation allowances:

	December 31,
	2017	2016
Federal	$69.4	$27.3
State	48.9	41.3
FTC	—	12.7
Foreign	40.5	37.7
Undistributed earnings of subsidiaries are accounted for as a temporary difference, except that DTLs are not recorded for undistributed earnings of foreign subsidiaries that are deemed to be indefinitely reinvested in foreign jurisdictions. The Tax Act required the Company to compute a tax on previously undistributed earnings and profits of its foreign subsidiaries upon transition from a worldwide tax system to a territorial tax system during the year ended December 31, 2017. The repatriation of such amounts in the future should generally be exempt from income taxes in the U.S. (as a result of the Tax Act) and in those jurisdictions that have a similar territorial system of taxation. Substantially all of our current year foreign cash flows are not intended to be indefinitely reinvested offshore, and therefore the tax effects of repatriation (including applicable withholding taxes) of such cash flows are provided for in our financial reporting.

Unrecognized Tax Benefits
The total amount of unrecognized tax benefits as of December 31, 2017 was $21.8 million. Of this amount, $21.8 million, if recognized, would be included in our Consolidated Statements of Operations and Comprehensive Loss and have an impact on our effective tax rate. SGC determined it is reasonably possible that the UTBs may decrease by $4.3 million due to settlements with the tax authorities and/or expiration of applicable statutes before December 31, 2018.
We recognize interest and penalties for unrecognized tax benefits in income tax expense. The amount recognized for interest and penalties during the years ended December 31, 2017, 2016 and 2015 was not material. We had $1.3 million and $1.0 million for the payment of interest and penalties accrued at December 31, 2017 and 2016, respectively.
We file income tax returns in the U.S. federal jurisdiction and various state and foreign jurisdictions. We are currently under examination by the Internal Revenue Service for years 2013 and 2014. There are no material state, local or non-U.S. examinations by tax authorities for years prior to 2013.
The Company had the following activity for unrecognized tax benefits:

	Year Ended December 31,
	2017	2016	2015
Balance at beginning of period	$27.4	$10.8	$13.9
Tax positions related to current year additions	2.3	8.4	2.0
Additions for tax positions of prior years	—	9.7	2.4
Tax positions related to prior years reductions	(7.3)	(0.3)	(3.0)
Reductions due to lapse of statute of limitations on tax positions	—	(0.4)	(0.1)
Settlements	(0.6)	(0.8)	(4.4)
Balance at end of period	$21.8	$27.4	$10.8
Tax Reform
On December 22, 2017, the U.S. government enacted comprehensive tax legislation commonly referred to as the Tax Cuts and Jobs Act (the “Tax Act”). The Tax Act makes broad and complex changes to the U.S. tax code that will affect the 2017 tax year, including, but not limited to, (1) requiring a one-time transition tax on certain unrepatriated earnings of foreign subsidiaries and (2) bonus depreciation that will allow for full expensing of qualified property.
The Tax Act also establishes new tax laws that will affect the 2018 tax year and future tax years, including, but not limited to: (1) reduction of the U.S. federal corporate tax rate from 35 percent to 21 percent; (2) a new limitation on deductible interest expense; (3) a general elimination of U.S. federal income taxes on dividends from foreign subsidiaries; (4) elimination of the corporate alternative minimum tax (AMT); (5) a new provision designed to tax global intangible low-taxed income (GILTI); (6) the creation of the base erosion anti-abuse tax (BEAT), a new minimum tax; (7) limitations on the deductibility of certain executive compensation; and (8) changing rules related to uses of and limitations of net operating losses (NOLs) generated after December 31, 2017.
The SEC staff issued SAB 118, which provides guidance on accounting for the tax effects of the Tax Act. SAB 118 provides a measurement period that should not extend beyond one year from the Tax Act enactment date for companies to complete the accounting under ASC 740. In accordance with SAB 118, a company must reflect the income tax effects of those aspects of the Tax Act for which the accounting under ASC 740 is complete. To the extent that a company’s accounting for certain income tax effects of the Tax Act is incomplete but it is able to determine a reasonable estimate, it must record a provisional estimate in the financial statements. If a company cannot determine a provisional estimate to be included in the financial statements, it should continue to apply ASC 740 on the basis of the provisions of the tax laws that were in effect immediately before the enactment of the Tax Act.
In connection with our initial analysis of the impact of the Tax Act, we have recorded a discrete tax benefit of $9.9 million in the period ending December 31, 2017. For various reasons that are discussed more fully below, we have not completed our accounting for the income tax effects of the Tax Act.
Our accounting for the following elements of the Tax Act is incomplete. However, we were able to make reasonable estimates of certain effects and, therefore, recorded provisional adjustments as follows:

Impact on DTAs and DTLs from reduction of U.S. federal corporate tax rate
We have computed the provisional impact of the reduced tax rate (from 35% to 21%) on our U.S. federal DTAs and DTLs, which have been remeasured as of December 31, 2017. We have also computed the provisional impact on our valuation allowance as it relates to our U.S. federal DTAs and DTLs and have appropriately adjusted our valuation allowance as of December 31, 2017. The provisional net impact on our Q4 2017 tax provision related to the remeasuring of DTAs, DTLs, and associated valuation allowance as a result of the reduced U.S. federal corporate tax rate was a $9.9M tax benefit. Included in this net amount is tax expense of $31.0 million related to remeasured deferred taxes, offset by the tax benefit of the remeasured corresponding valuation allowance of $31.0 million. While we are able to make a reasonable estimate of the impact of the reduction in corporate tax rate on our deferred taxes, it may be affected by other analyses related to the Tax Act, including, but not limited to, our calculation of deemed repatriation of untaxed foreign earnings and profits and the state tax effect of adjustments made to federal temporary differences.
Deemed Repatriation Transition Tax
The Deemed Repatriation Transition Tax (Transition Tax) is a tax on previously untaxed accumulated and current earnings and profits (E&P) of certain of our foreign subsidiaries. To determine the amount of the Transition Tax, we must determine, in addition to other factors, the amount of post-1986 E&P of the relevant subsidiaries, as well as the amount of non-U.S. income taxes paid on such earnings. The Tax Act provides that the Transition Tax may be satisfied by a reduction in a company's available NOLs. As a result, we expect that the impact of the Transition Tax will be a reduction in our NOL carry forward as of December 31, 2017 and will not result in a cash tax obligation. We are able to make a reasonable estimate of the Transition Tax and recorded a provisional reduction in our NOLs of $102.6 million on a pre-tax basis; however, we are continuing to gather additional information to more precisely compute the amount of the Transition Tax. The reduction in our NOLs is offset by a corresponding reduction in the valuation allowance, and therefore has not resulted in an impact in our tax provision for the period ending December 31, 2017.
Valuation allowances
The company must determine whether valuation allowance assessments are affected by various aspects of the Tax Act (e.g., deemed repatriation of deferred foreign income and GILTI inclusions). Since, as discussed herein, the company has not completed its accounting for the income tax effects of the Tax Act, any corresponding determination of the need for or change in a valuation allowance has not been completed.
Our accounting for the following elements of the Tax Act is incomplete, and we were not yet able to make reasonable estimates of the effects. Therefore, no provisional adjustments were recorded.
Global intangible low taxed income (GILTI)
The Tax Act creates a new requirement that certain income (i.e., GILTI) earned by controlled foreign corporations (CFCs) must be included currently in the gross income of the CFCs’ U.S. shareholder. GILTI is the excess of the shareholder’s “net CFC tested income” over the "net deemed tangible income return," which is currently defined as the excess of (1) 10 percent of the aggregate of the U.S. shareholder’s pro rata share of the qualified business asset investment of each CFC with respect to which it is a U.S. shareholder over (2) the amount of certain interest expense taken into account in the determination of net CFC-tested income.
Because of the complexity of the new GILTI tax rules, we are continuing to evaluate this provision of the Tax Act and the application of ASC 740. Under U.S. GAAP, we are allowed to make an accounting policy choice of either (1) treating taxes due on future U.S. inclusions in taxable income related to GILTI as a current-period expense when incurred (the “period cost method”) or (2) factoring such amounts into a company’s measurement of its deferred taxes (the “deferred method”). Our selection of an accounting policy with respect to the new GILTI tax rules will depend, in part, on analyzing our global income to determine whether we expect to have future U.S. inclusions in taxable income related to GILTI and, if so, the related impact. Because whether we expect to have future U.S. inclusions in taxable income related to GILTI depends on not only our current structure and estimated future results of global operations but also our intent and ability to modify our structure and/or our business, we are not yet able to reasonably estimate the effect of this provision of the Tax Act; therefore, we have not made any adjustments related to potential GILTI tax in our financial statements and have not made a policy decision regarding whether to record deferred taxes on GILTI.

(22) Litigation

The Company is involved in various legal proceedings, including those discussed below. We record an accrual for legal contingencies when it is both probable that a liability has been incurred and the amount or range of the loss can be reasonably estimated (although, as discussed below, there may be an exposure to loss in excess of the accrued liability). We evaluate our accruals for legal contingencies at least quarterly and, as appropriate, establish new accruals or adjust existing accruals to reflect (1) the facts and circumstances known to us at the time, including information regarding negotiations, settlements, rulings and other relevant events and developments, (2) the advice and analyses of counsel and (3) the assumptions and judgment of management. Legal costs associated with our legal proceedings are expensed as incurred. We had accrued liabilities of $4.7 million and $7.7 million for all of our legal matters that were contingencies as of December 31, 2017 and 2016, respectively.
Substantially all of our legal contingencies are subject to significant uncertainties and, therefore, determining the likelihood of a loss and/or the measurement of any loss involves a series of complex judgments about future events. Consequently, the ultimate outcomes of our legal contingencies could result in losses in excess of amounts we have accrued. We may be unable to estimate a range of possible losses for some matters pending against the Company or its subsidiaries, even when the amount of damages claimed against the Company or its subsidiaries is stated because, among other things: (1) the claimed amount may be exaggerated or unsupported; (2) the claim may be based on a novel legal theory or involve a large number of parties; (3) there may be uncertainty as to the likelihood of a class being certified or the ultimate size of the class; (4) there may be uncertainty as to the outcome of pending appeals or motions; (5) the matter may not have progressed sufficiently through discovery or there may be significant factual or legal issues to be resolved or developed; and/or (6) there may be uncertainty as to the enforceability of legal judgments and outcomes in certain jurisdictions. Other matters have progressed sufficiently that we are able to estimate a range of possible loss. For those legal contingencies disclosed below, and those related to the previously disclosed settlement agreement entered into in February 2015 with SNAI S.p.a. ("SNAI"), as to which a loss is reasonably possible, whether in excess of a related accrued liability or where there is no accrued liability, and for which we are able to estimate a range of possible loss, the current estimated range is up to approximately $14.2 million in excess of the accrued liabilities (if any) related to those legal contingencies. This aggregate range represents management’s estimate of additional possible loss in excess of the accrued liabilities (if any) with respect to these matters based on currently available information, including any damages claimed by the plaintiffs, and is subject to significant judgment and a variety of assumptions and inherent uncertainties. For example, at the time of making an estimate, management may have only preliminary, incomplete, or inaccurate information about the facts underlying a claim; its assumptions about the future rulings of the court or other tribunal on significant issues, or the behavior and incentives of adverse parties, regulators, indemnitors or co‑defendants, may prove to be wrong; and the outcomes it is attempting to predict are often not amenable to the use of statistical or other quantitative analytical tools. In addition, from time to time an outcome may occur that management had not accounted for in its estimate because it had considered that outcome to be remote. Furthermore, as noted above, the aggregate range does not include any matters for which the Company is not able to estimate a range of possible loss. Accordingly, the estimated aggregate range of possible loss does not represent our maximum loss exposure. Any such losses could have a material adverse impact on our results of operations, cash flows or financial condition. The legal proceedings underlying the estimated range will change from time to time, and actual results may vary significantly from the current estimate.
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
In June 1999, Ecosalud filed a collection proceeding against SGI to enforce the liquidation resolution and recover the claimed damages. In May 2013, the Tribunal denied SGI’s merit defenses to the collection proceeding and issued an order of payment of approximately 90 billion Colombian pesos, or approximately $30.2 million, plus default interest (potentially accrued since 1994 at a 12% statutory interest rate). SGI has filed an appeal to the Council of State, which appeal has stayed the payment order.
SGI believes it has various defenses, including on the merits, against Ecosalud’s claims. Although we believe these claims will not result in a material adverse effect on our consolidated results of operations, cash flows or financial position, it is not feasible to predict the final outcome, and we cannot assure that these claims will not ultimately be resolved adversely to us or result in material liability.
SNAI litigation
On April 16, 2012, certain VLTs operated by SNAI in Italy and supplied by Barcrest Group Limited ("Barcrest") erroneously printed what appeared to be winning jackpot and other tickets with a face amount in excess of €400.0 million. SNAI has stated, and system data confirms, that no jackpots were actually won on that day. The terminals were deactivated by the Italian regulatory authority. Following the incident, we understand that the Italian regulatory authority revoked the certification of the version of the gaming system that Barcrest provided to SNAI and fined SNAI €1.5 million, but determined to not revoke SNAI’s concession to operate VLTs in Italy.
In October 2012, SNAI filed a lawsuit in the Court of First Instance of Rome in Italy against Barcrest and The Global Draw Limited ("Global Draw"), our subsidiary which acquired Barcrest from IGT‑UK Group Limited, a subsidiary of IGT, claiming liability based on breach of contract and tort. The lawsuit sought to terminate SNAI’s agreement with Barcrest and damages arising from the deactivation of the terminals, including among other things, lost profits, expenses and costs, potential awards to players who have sought to enforce what appeared to be winning jackpot and other tickets, compensation for lost profits sought by managers of the gaming locations where SNAI VLTs supplied by Barcrest were installed, damages to commercial reputation and any future damages arising from SNAI’s potential loss of its concession or inability to obtain a new concession.
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
Oregon State Lottery matter
On December 31, 2014, a representative of a purported class of persons alleged to have been financially harmed by relying on the "auto hold" feature of various manufacturers' video lottery terminals played in Oregon, filed suit in the Circuit Court of Multnomah County, Oregon, against the Oregon State Lottery and various manufacturers, including WMS Gaming Inc. The suit alleges that the auto hold feature of video poker games is perceived by players as providing the best possible playing strategy that will maximize the odds of the player winning, when such auto hold feature does not maximize the players' odds of winning. The plaintiff sought in excess of $134.0 million in monetary damages.
In April 2015, the court granted the Oregon State Lottery’s motion to dismiss, stating the plaintiff had not satisfied the Oregon Tort Claims Act. As a result of the dismissal, the court indicated that all claims against WMS Gaming Inc. were moot. In June 2015, plaintiff filed an appeal and in August 2016 oral arguments were held on the appeal. In June 2017, the Oregon Court of Appeals affirmed the trial court’s dismissal of plaintiff’s complaint with prejudice. In August 2017, the plaintiff petitioned the Oregon Supreme Court to review the Court of Appeals’ decision. In November 2017, the Oregon Supreme Court denied plaintiff’s petition for review, thereby concluding the matter.

Shuffle Tech matter
In April 2015, Shuffle Tech International, LLC, Aces Up Gaming, Inc. and Poydras-Talrick Holdings LLC brought a civil action in the United States District Court for the Northern District of Illinois against the Company, Bally and Bally Gaming, Inc., alleging monopolization of the market for card shufflers in violation of federal antitrust laws, fraudulent procurement of patents on card shufflers, unfair competition and deceptive trade practices. Specifically, the plaintiffs claim that the defendants used certain shuffler patents in a predatory manner to create and maintain a monopoly in the relevant shuffler market. The plaintiffs seek no less than $100.0 million in compensatory damages; treble damages; and injunctive and declaratory relief. In June 2015, the defendants filed a motion to dismiss. In October 2015, the district court dismissed all of the plaintiffs’ claims against Bally and Bally Gaming, Inc. with prejudice, except for the claims of violation of antitrust laws related to the fraudulent procurement of patents on card shufflers. In September 2017, the district court denied defendants’ motion for summary judgment, and the matter is scheduled for trial beginning in May 2018. We intend to vigorously defend against the claims asserted in the lawsuit.

(23) Financial Information for Guarantor Subsidiaries and Non-Guarantor Subsidiaries
We conduct substantially all of our business through our U.S. and foreign subsidiaries. As of December 31, 2017, SGI's obligations under the 2020 Notes, the 2021 Notes, the Secured Notes and the Unsecured Notes were fully and unconditionally and jointly and severally guaranteed by SGC and the Guarantor Subsidiaries other than SGI. We redeemed all of the outstanding 2018 Notes on March 17, 2017, which were previously issued by SGC and fully and unconditionally and jointly and severally guaranteed by the Guarantor Subsidiaries. The guarantees of our 2020 Notes, 2021 Notes, Secured Notes and Unsecured Notes will terminate under the following customary circumstances: (1) the sale or disposition of the capital stock of the guarantor (including by consolidation or merger of the guarantor into another person); (2) the liquidation or dissolution of the guarantor; (3) the defeasance or satisfaction and discharge of the notes; (4) the release of the guarantor from any guarantees of indebtedness of SGC and SGI; and (5) the proper designation of the guarantor as an unrestricted subsidiary pursuant to the indenture governing the respective Notes. The guarantees of our 2018 Notes were released in connection with the redemption of the 2018 Notes.

Presented below is condensed consolidating financial information for (1) SGC, (2) SGI, (3) the Guarantor Subsidiaries and (4) the Non-Guarantor Subsidiaries as of December 31, 2017 and December 31, 2016 and for the years ended December 31, 2017, 2016 and 2015. The condensed consolidating financial information has been presented to show the nature of assets held, results of operations and cash flows of SGC, SGI, the Guarantor Subsidiaries and the Non-Guarantor Subsidiaries assuming the current guarantee structures of the 2018 Notes, the 2020 Notes, the 2021 Notes, the Secured Notes and the Unsecured Notes were in effect at the beginning of the periods presented.
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
As disclosed in Note 1, the Company retrospectively adopted ASU 2016-18 at the beginning of the first quarter of 2017, which adoption is reflected in these supplemental condensed consolidating statements of cash flows.

SUPPLEMENTAL CONDENSED CONSOLIDATING BALANCE SHEET
December 31, 2017

	SGC (Parent and Issuer1)	SGI (Issuer2)	Guarantor Subsidiaries	Non-Guarantor Subsidiaries	Eliminating Entries	Consolidated
Assets
Cash and cash equivalents	$732.6	$—	$—	$59.4	$(3.2)	$788.8
Restricted cash	—	0.6	28.3	0.1	—	29.0
Accounts receivable, net	0.4	68.1	192.6	279.8	—	540.9
Notes receivable, net	—	—	121.1	22.4	—	143.5
Inventories	—	40.7	91.8	131.8	(21.2)	243.1
Prepaid expenses, deposits and other current assets	6.5	30.3	41.6	52.7	—	131.1
Property and equipment, net	28.8	91.5	295.6	179.9	(27.6)	568.2
Investment in subsidiaries	3,098.7	867.9	987.7	—	(4,954.3)	—
Goodwill	—	240.3	1,880.4	835.4	—	2,956.1
Intangible assets, net	15.7	34.9	1,335.3	218.7	—	1,604.6
Intercompany balances	—	5,889.8	—	222.5	(6,112.3)	—
Software, net	67.2	24.7	199.0	48.5	—	339.4
Other assets(3)	234.4	388.8	62.0	270.3	(574.9)	380.6
Total assets	$4,184.3	$7,677.6	$5,235.4	$2,321.5	$(11,693.5)	$7,725.3
Liabilities and stockholders’ (deficit) equity
Current portion of long-term debt	$—	$32.8	$—	$7.5	$—	$40.3
Other current liabilities	67.6	199.0	254.2	206.4	(27.7)	699.5
Long-term debt, excluding current portion	—	8,733.0	—	3.3	—	8,736.3
Other long-term liabilities	68.8	11.3	650.3	110.9	(565.1)	276.2
Intercompany balances	6,074.9	—	37.4	—	(6,112.3)	—
Stockholders’ (deficit) equity	(2,027.0)	(1,298.5)	4,293.5	1,993.4	(4,988.4)	(2,027.0)
Total liabilities and stockholders’ (deficit) equity	$4,184.3	$7,677.6	$5,235.4	$2,321.5	$(11,693.5)	$7,725.3

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

SUPPLEMENTAL CONDENSED CONSOLIDATING STATEMENT OF
OPERATIONS AND COMPREHENSIVE (LOSS) INCOME
Year Ended December 31, 2017

	SGC (Parent and Issuer1)	SGI (Issuer2)	Guarantor Subsidiaries	Non-Guarantor Subsidiaries	Eliminating Entries	Consolidated
Revenue	$—	$498.1	$1,683.9	$1,223.3	$(321.7)	$3,083.6
Cost of instant games, cost of services and cost of product sales (3)	—	341.9	511.0	629.1	(317.4)	1,164.6
Selling, general and administrative	127.1	41.3	244.4	250.2	(49.9)	613.1
Research and development	2.1	6.5	101.3	74.2	—	184.1
Depreciation, amortization and impairments	71.6	31.3	462.7	128.0	(10.8)	682.8
Restructuring and other	29.7	5.1	7.3	3.8	—	45.9
Operating (loss) income	(230.5)	72.0	357.2	138.0	56.4	393.1
Interest expense	(4.6)	(603.9)	—	(1.2)	—	(609.7)
Loss on debt financing transactions	(1.1)	(37.0)	—	—	—	(38.1)
Other income (expense), net	87.7	150.4	(184.7)	(26.5)	—	26.9
Net (loss) income before equity in (loss) income of subsidiaries and income taxes	(148.5)	(418.5)	172.5	110.3	56.4	(227.8)
Equity in (loss) income of subsidiaries	(45.4)	67.6	21.9	—	(44.1)	—
Income tax (expense) benefit	(48.4)	157.9	(85.6)	(38.4)	—	(14.5)
Net (loss) income	$(242.3)	$(193.0)	$108.8	$71.9	$12.3	$(242.3)

Other comprehensive income	133.9	10.3	65.8	128.7	(204.8)	133.9
Comprehensive (loss) income	$(108.4)	$(182.7)	$174.6	$200.6	$(192.5)	$(108.4)

1 - Issuer of obligations under the 2018 Notes, which were redeemed on March 17, 2017.
2 - Issuer of obligations under the 2020 Notes, the 2021 Notes, the Secured Notes and the Unsecured Notes.
3 - Exclusive of D&A.

SUPPLEMENTAL CONDENSED CONSOLIDATING STATEMENT OF
OPERATIONS AND COMPREHENSIVE LOSS
Year Ended December 31, 2016

	SGC (Parent and Issuer1)	SGI (Issuer2)	Guarantor Subsidiaries	Non-Guarantor Subsidiaries	Eliminating Entries	Consolidated
Revenue	$—	$469.5	$1,583.5	$1,148.6	$(318.2)	$2,883.4
Cost of instant games, cost of services and cost of product sales (3)	—	328.6	480.9	553.8	(257.0)	1,106.3
Selling, general and administrative	121.0	46.9	213.8	235.9	(40.6)	577.0
Research and development	6.1	10.7	145.2	42.8	—	204.8
Depreciation, amortization and impairments	53.5	40.9	534.6	116.0	(6.3)	738.7
Goodwill impairment	—	—	—	69.0	—	69.0
Restructuring and other	32.6	4.6	11.7	8.1	—	57.0
Operating (loss) income	(213.2)	37.8	197.3	123.0	(14.3)	130.6
Interest expense	(21.0)	(640.2)	—	(0.2)	—	(661.4)
Gain on debt financing transactions	—	25.2	—	—	—	25.2
Other (expense) income, net	64.0	194.4	(227.3)	(4.2)	—	26.9
Net (loss) before equity in (loss) income of subsidiaries and income taxes	(170.2)	(382.8)	(30.0)	118.6	(14.3)	(478.7)
Equity in (loss) income of subsidiaries	(180.1)	48.5	61.1	—	70.5	—
Income tax (expense) benefit	(3.4)	138.2	15.9	(25.7)	—	125.0
Net (loss) income	$(353.7)	$(196.1)	$47.0	$92.9	$56.2	$(353.7)

Other comprehensive loss	(111.4)	(1.7)	(43.1)	(135.1)	179.9	(111.4)
Comprehensive (loss) income	$(465.1)	$(197.8)	$3.9	$(42.2)	$236.1	$(465.1)

1 - Issuer of obligations under the 2018 Notes, which were redeemed on March 17, 2017.
2 - Issuer of obligations under the 2020 Notes, the 2021 Notes, the Secured Notes and the Unsecured Notes.
3 - Exclusive of D&A.

SUPPLEMENTAL CONDENSED CONSOLIDATING STATEMENT OF
OPERATIONS AND COMPREHENSIVE LOSS
Year Ended December 31, 2015

	SGC (Parent and Issuer1)	SGI (Issuer2)	Guarantor Subsidiaries	Non-Guarantor Subsidiaries	Eliminating Entries	Consolidated
Revenue	$—	$446.9	$1,540.5	$1,110.0	$(338.6)	$2,758.8
Cost of instant games, cost of services and cost of product sales (3)	—	322.1	522.7	597.9	(338.6)	1,104.1
Selling, general and administrative	62.0	67.6	244.0	194.1	—	567.7
Research and development	—	5.5	139.3	39.1	—	183.9
Depreciation, amortization and impairments	33.7	40.4	681.4	147.7	—	903.2
Goodwill impairments	—	67.6	802.9	132.1	—	1,002.6
Restructuring and other	6.1	1.3	11.2	3.3	—	21.9
Operating loss	(101.8)	(57.6)	(861.0)	(4.2)	—	(1,024.6)
Interest expense	(21.0)	(643.2)	—	(0.7)	—	(664.9)
Other (expense) income, net	(21.0)	204.9	(167.3)	(21.3)	—	(4.7)
Net loss before equity in (loss) income of subsidiaries and income taxes	(143.8)	(495.9)	(1,028.3)	(26.2)	—	(1,694.2)
Equity in (loss) income of subsidiaries	(1,288.3)	6.5	(137.2)	—	1,419.0	—
Income tax benefit (expense)	37.8	16.6	290.0	(44.5)	—	299.9
Net loss	$(1,394.3)	$(472.8)	$(875.5)	$(70.7)	$1,419.0	$(1,394.3)

Other comprehensive (loss) income	(127.8)	(11.0)	(4.4)	(131.0)	146.4	(127.8)
Comprehensive (loss) income	$(1,522.1)	$(483.8)	$(879.9)	$(201.7)	$1,565.4	$(1,522.1)

1 - Issuer of obligations under the 2018 Notes, which were redeemed on March 17, 2017.
2 - Issuer of obligations under the 2020 Notes, the 2021 Notes, the Secured Notes and the Unsecured Notes.
3 - Exclusive of D&A.

SUPPLEMENTAL CONDENSED CONSOLIDATING STATEMENT OF CASH FLOWS
Year Ended December 31, 2017

	SGC (Parent and Issuer1)	SGI (Issuer2)	Guarantor Subsidiaries	Non- Guarantor Subsidiaries	Eliminating Entries	Consolidated
Net cash (used in) provided by operating activities	$(40.7)	$(300.0)	$567.3	$282.6	$(2.1)	$507.1
Cash flows from investing activities:
Capital expenditures	(53.3)	(31.0)	(128.8)	(80.6)	—	(293.7)
Acquisitions of businesses, net of cash acquired	—	—	(26.3)	(31.4)	—	(57.7)
Acquisitions and additions to equity method investments	—	—	—	(107.3)	—	(107.3)
Distributions of capital from equity investments	—	—	—	34.1	—	34.1
Changes in other assets and liabilities and other	—	—	7.5	2.5	—	10.0
Other, principally change in intercompany investing activities	—	(569.1)	—	(120.1)	689.2	—
Net cash used in investing activities	(53.3)	(600.1)	(147.6)	(302.8)	689.2	(414.6)
Cash flows from financing activities:
Net (payments) proceeds of long-term debt including senior notes and term loans	(250.0)	957.7	—	(6.7)	—	701.0
Payments of debt issuance and deferred financing costs	—	(58.7)	—	—	—	(58.7)
Payments on license obligations	(47.5)	—	(5.1)	—	—	(52.6)
Net redemptions of common stock under stock-based compensation plans and other	(8.5)	—	(1.0)	—	—	(9.5)
Other, principally change in intercompany financing activities	1,099.9	—	(410.7)	—	(689.2)	—
Net cash provided by (used in) financing activities	793.9	899.0	(416.8)	(6.7)	(689.2)	580.2
Effect of exchange rate changes on cash, cash equivalents and restricted cash	—	—	—	4.5	—	4.5
Increase (decrease) in cash, cash equivalents and restricted cash	699.9	(1.1)	2.9	(22.4)	(2.1)	677.2
Cash, cash equivalents, and restricted cash, beginning of period	32.7	1.7	41.0	82.6	(1.1)	156.9
Cash, cash equivalents and restricted cash, end of period	$732.6	$0.6	$43.9	$60.2	$(3.2)	$834.1
1 - Issuer of obligations under the 2018 Notes, which were redeemed on March 17, 2017.
2 - Issuer of obligations under the 2020 Notes, the 2021 Notes, the Secured Notes and the Unsecured Notes.

SUPPLEMENTAL CONDENSED CONSOLIDATING STATEMENT OF CASH FLOWS
Year Ended December 31, 2016

	SGC (Parent and Issuer1)	SGI (Issuer2)	Guarantor Subsidiaries	Non- Guarantor Subsidiaries	Eliminating Entries	Consolidated
Net cash (used in) provided by operating activities	$(90.4)	$(259.8)	$535.0	$235.3	$(1.1)	$419.0
Cash flows from investing activities:
Capital expenditures	(39.1)	(22.8)	(149.5)	(61.5)	—	(272.9)
Distributions of capital on equity investments	—	—	—	25.3	—	25.3
Changes in other assets and liabilities and other	—	(1.2)	16.8	4.0	—	19.6
Other, principally change in intercompany investing activities	—	418.4	—	(194.5)	(223.9)	—
Net cash (used in) provided by investing activities	(39.1)	394.4	(132.7)	(226.7)	(223.9)	(228.0)
Cash flows from financing activities:
Net payments on long-term debt	—	(132.9)	—	(6.8)	—	(139.7)
Payments on license obligations	(38.0)	—	(12.2)	—	—	(50.2)
Net (redemptions) issuances of common stock under stock-based compensation plans and other	(6.1)	—	—	—	—	(6.1)
Other, principally change in intercompany financing activities	163.1	—	(387.0)	—	223.9	—
Net cash provided by (used in) financing activities	119.0	(132.9)	(399.2)	(6.8)	223.9	(196.0)
Effect of exchange rate changes on cash, cash equivalents and restricted cash	—	—	—	(4.9)	—	(4.9)
Increase (decrease) in cash, cash equivalents and restricted cash	(10.5)	1.7	3.1	(3.1)	(1.1)	(9.9)
Cash, cash equivalents, and restricted cash, beginning of period	43.2	—	37.9	85.7	—	166.8
Cash, cash equivalents and restricted cash, end of period(3)	$32.7	$1.7	$41.0	$82.6	$(1.1)	$156.9

1 - Issuer of obligations under the 2018 Notes, which were redeemed on March 17, 2017.
2 - Issuer of obligations under the 2020 Notes, the 2021 Notes, the Secured Notes and the Unsecured Notes.
3- The adoption of ASU 2016-18 resulted in increase to the cash, cash equivalents and restricted cash end-of period line item totaling $0, $0, $40.8, $1.0 million for SGC, SGI, Guarantor Subsidiaries and Non-Guarantor Subsidiaries, respectively, which now include restricted cash.

SUPPLEMENTAL CONDENSED CONSOLIDATING STATEMENT OF CASH FLOWS
Year Ended December 31, 2015

	SGC (Parent and Issuer1)	SGI (Issuer2)	Guarantor Subsidiaries	Non-Guarantor Subsidiaries	Eliminating Entries	Consolidated
Net cash provided by (used in) operating activities	$(112.2)	$(350.3)	$603.2	$273.5	$—	$414.2
Cash flows from investing activities:
Capital expenditures	(36.6)	(24.0)	(225.8)	(37.2)	—	(323.6)
Distribution of capital on equity investments	—	1.0	—	37.7	—	38.7
Proceeds from asset sales	—	—	6.9	(0.2)	—	6.7
Changes in other assets and liabilities and other	—	(2.9)	5.9	5.5	—	8.5
Other, principally change in intercompany investing activities	—	509.6	—	—	(509.6)	—
Net cash (used in) provided by investing activities	(36.6)	483.7	(213.0)	5.8	(509.6)	(269.7)
Cash flows from financing activities:
Net payments on long-term debt	—	(133.0)	—	(8.3)	—	(141.3)
Payments on license obligations	(26.0)	—	(14.5)	—	—	(40.5)
Net (redemptions) issuances of common stock under stock-based compensation plans and other	(0.8)	—	(36.1)	23.7	11.8	(1.4)
Other, principally change in intercompany financing activities	180.9	—	(376.0)	(302.7)	497.8	—
Net cash provided by (used in) financing activities	154.1	(133.0)	(426.6)	(287.3)	509.6	(183.2)
Effect of exchange rate changes on cash, cash equivalents and restricted cash	—	(0.5)	3.1	(12.9)	—	(10.3)
Increase (decrease) in cash, cash equivalents and restricted cash	5.3	(0.1)	(33.3)	(20.9)	—	(49.0)
Cash, cash equivalents, and restricted cash, beginning of period(3)	37.9	0.1	71.2	106.6	—	215.8
Cash, cash equivalents and restricted cash, end of period(3)	$43.2	$—	$37.9	$85.7	$—	$166.8
1 - Issuer of obligations under the 2018 Notes, which were redeemed on March 17, 2017.
2 - Issuer of obligations under the 2020 Notes, the 2021 Notes, the Secured Notes and the Unsecured Notes.
3- The adoption of ASU 2016-18 resulted in increase to the cash, cash equivalents and restricted cash beginning-of period line item totaling $0, $0, $43.9, $0.1 million for SGC, SGI, Guarantor Subsidiaries and Non-Guarantor Subsidiaries, respectively, which now include restricted cash. The adoption of ASU 2016-18 resulted in increase to the cash, cash equivalents and restricted cash end-of period line item totaling $0, $0, $37.3, $0.8 million for SGC, SGI, Guarantor Subsidiaries and Non-Guarantor Subsidiaries, respectively, which now include restricted cash.

(24) Selected Quarterly Financial Data, Unaudited

	Quarter Ended 2017
	March 31 (a)	June 30	September 30 (b)	December 31
Total operating revenues	$725.4	$766.3	$768.9	$823.0
Total cost of revenues (1)	280.0	278.9	290.8	314.9
Selling, general and administrative	140.7	145.9	158.8	167.7
Research and development	42.4	48.1	47.8	45.8
Restructuring and other	9.2	1.1	7.8	27.8
Depreciation, amortization and impairments	165.1	175.0	173.1	169.6
Operating income	88.0	117.3	90.6	97.2
Net loss	$(100.8)	$(39.1)	$(59.3)	$(43.1)

Basic and diluted net loss per share	$(1.14)	$(0.44)	$(0.66)	$(0.48)

Weighted average number of shares used in per share calculations:
Basic shares	88.2	89.1	89.6	89.7
Diluted shares	88.2	89.1	89.6	89.7
(1) Exclusive of D&A

(a)	Includes a loss recorded of $29.7 million in connection with the February 2017 Refinancing.

(b)	Includes a loss recorded of $8.4 million in connection with the August 2017 Refinancing.

	Quarter Ended 2016
	March 31	June 30 (a)	September 30	December 31 (b)
Total operating revenues	$682.0	$729.2	$720.0	$752.2
Total cost of revenues (1)	256.3	276.2	274.3	299.5
Selling, general and administrative	142.3	144.9	152.8	137.0
Research and development	49.8	51.7	53.9	49.4
Restructuring and other	2.7	4.2	13.8	36.3
Depreciation, amortization and impairments	180.6	193.1	191.7	173.3
Goodwill impairment	—	—	—	69.0
Operating income (loss)	50.3	59.1	33.5	(12.3)
Net loss	$(92.3)	$(51.7)	$(98.9)	$(110.8)

Basic and diluted net loss per share	$(1.07)	$(0.59)	$(1.13)	$(1.26)

Weighted average number of shares used in per share calculations:
Basic shares	86.6	87.3	87.5	87.7
Diluted shares	86.6	87.3	87.5	87.7
(1) Exclusive of D&A.

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

SCHEDULE II
SCIENTIFIC GAMES CORPORATION AND SUBSIDIARIES
Valuation and Qualifying Accounts
Year Ended December 31, 2017, 2016 and 2015
(in millions)

Allowance for doubtful accounts	Balance at beginning of period	Additions	Deductions (1)	Balance at end of period
Year ended December 31, 2017	$28.1	11.4	(8.1)	$31.4
Year ended December 31, 2016	$23.8	8.6	(4.3)	$28.1
Year ended December 31, 2015	$17.0	9.1	(2.3)	$23.8

Tax-related valuation allowance	Balance at beginning of period	Added (charged) to tax benefit	Balance at end of period
Year ended December 31, 2017	$119.0	39.8	$158.8
Year ended December 31, 2016	$95.6	23.4	$119.0
Year ended December 31, 2015	$107.3	(11.7)	$95.6

(1)	Amounts written off, net of recovery, and related impact of foreign currency exchange.

(3).    Exhibits.
EXHIBIT INDEX

Exhibit Number	Description
2.1
Agreement and Plan of Merger, dated as of January 30, 2013, entered into by and among Scientific Games Corporation, Scientific Games International, Inc., SG California Merger Sub, Inc. and WMS Industries Inc. (incorporated by reference to Exhibit 2.1 to Scientific Games Corporation's Current Report on Form 8-K filed on (File No. 000-13063) February 5, 2013).

2.2
Agreement and Plan of Merger, dated as of August 1, 2014, by and among the Scientific Games Corporation, Scientific Games International, Inc., Scientific Games Nevada, Inc. and Bally Technologies, Inc. (incorporated by reference to Exhibit 2.1 to Scientific Games Corporation’s Current Report on Form 8-K filed on August 4, 2014).

2.3
Arrangement Agreement, dated as of September 20, 2017, among Scientific Games Corporation, Bally Gaming And Systems UK Limited and NYX Gaming Group Limited (incorporated by reference to Exhibit 2.1 to Scientific Games Corporation’s Current Report on Form 8-K filed on September 21, 2017).

2.4
First Amendment to Arrangement Agreement, dated as of November 21, 2017, among Scientific Games Corporation, Bally Gaming And Systems UK Limited and NYX Gaming Group Limited (incorporated by reference to Exhibit 2.1 to Scientific Games Corporation’s Current Report on Form 8-K filed on November 27, 2017).

2.5
Agreement and Plan of Merger, dated as of September 18, 2017, by and between Scientific Games Corporation and SG Nevada Merger Company, a Nevada corporation and a wholly owned subsidiary of Scientific Games Corporation (incorporated by reference to Exhibit 2.1 to Scientific Games Corporation’s Current Report on Form 8-K filed on September 18, 2017).

3.1(a)
Articles of Merger filed with the Secretary of State of the State of Nevada on January 10, 2018 (incorporated by reference to Exhibit 3.3 to Scientific Games Corporation’s Current Report on Form 8-K filed on January 10, 2018).

3.1(b)
Certificate of Merger filed with the Secretary of State of the State of Delaware on January 10, 2018 (incorporated by reference to Exhibit 3.4 to Scientific Games Corporation's Current Report on Form 8-K filed on January 10, 2018).

3.1(c)
Amended and Restated Articles of Incorporation of Scientific Games Corporation, filed with the Secretary of State of the State of Nevada on January 10, 2018 (incorporated by reference to Exhibit 3.1 to Scientific Games Corporation’s Current Report on Form 8-K filed on January 10, 2018).

3.1(d)
Certificate of Designation of Series A Junior Participating Preferred Stock, filed with the Secretary of State of the State of Nevada on January 10, 2018 (incorporated by reference to Exhibit 3.5 to Scientific Games Corporation’s Current Report on Form 8-K filed on January 10, 2018).

3.2
Amended and Restated Bylaws of Scientific Games Corporation, effective as of January 10, 2018 (incorporated by reference to Exhibit 3.2 to Scientific Games Corporation’s Current Report on Form 8-K filed on January 10, 2018).

4.1
Indenture, dated as of September 22, 2010, among Scientific Games Corporation, as issuer, the guarantors party thereto and The Bank of Nova Scotia Trust Company of New York, as trustee, relating to the 8.125% Senior Subordinated Notes due 2018 (incorporated by reference to Exhibit 4.1 to Scientific Games Corporation's Current Report on Form 8-K (File No. 000-13063) filed on September 23, 2010).

4.2
Form of 8.125% Senior Subordinated Notes due 2018 (incorporated by reference to Exhibits 4.3(a) and 4.3(b) to Scientific Games Corporation's Registration Statement on Form S-4 (File No. 333-172600) filed on March 3, 2011 and included in Exhibit 4.1 above).

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

4.9
Indenture, dated as of August 20, 2012, among Scientific Games International, Inc., as issuer, Scientific Games Corporation and the other guarantor party thereto and The Bank of Nova Scotia Trust Company of New York, as trustee, relating to the 6.250% Senior Subordinated Notes due 2020 (incorporated by reference to Exhibit 4.1 to Scientific Games Corporation's Current Report on Form 8-K (File No. 000-13063) filed on August 21, 2012).

4.10
Form of 6.250% Senior Subordinated Notes due 2020 (incorporated by reference to Exhibits 4.3(a) and 4.3(b) to Scientific Games Corporation's Registration Statement on Form S-4 (File No. 333-184835) filed on November 8, 2012 and included in Exhibit 4.9 above).

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

4.12
Supplemental Indenture, dated as of October 18, 2013, among Scientific Games International, Inc., as issuer, Scientific Games Corporation, WMS Industries Inc., WMS Gaming Inc., WMS International Holdings Inc., Phantom EFX, LLC, Lenc-Smith Inc., Williams Electronics Games, Inc., WMS Finance Inc., Lenc Software Holdings LLC, Williams Interactive LLC and the other guarantors party thereto, and Deutsche Bank Trust Company Americas, as trustee, relating to the Indenture, dated as of August 20, 2012, among Scientific Games International, Inc., as issuer, Scientific Games Corporation and the other guarantors party thereto and The Bank of Nova Scotia Trust Company of New York, as trustee, relating to the 6.250% Senior Subordinated Notes due 2020 (incorporated by reference to Exhibit 4.3 to Scientific Games Corporation's Current Report on Form 8-K filed on October 18, 2013).

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

4.16
Supplemental Indenture, dated as of July 14, 2017, by and among Scientific Games International, Inc., as issuer, Scientific Games Corporation, Lapis Software Associates, LLC and the other guarantors party thereto, and Deutsche Bank Trust Company Americas, as trustee, relating to the Indenture, dated as of August 20, 2012, by and among Scientific Games International, Inc., as issuer, Scientific Games Corporation and the other guarantors party thereto and Deutsche Bank Trust Company Americas, as successor trustee, relating to the 6.250% Senior Subordinated Notes due 2020 (incorporated by reference to Exhibit 10.1 to Scientific Games Corporation's Quarterly Report on Form 10-Q for the quarter ended June 30, 2017).

4.17
Supplemental Indenture, dated as of January 10, 2018, by and among Scientific Games International, Inc., the subsidiary guarantors party thereto, Scientific Games Corporation and Deutsche Bank Trust Company Americas, as successor trustee, relating to the Indenture, dated as of August 20, 2012, as amended and supplemented, relating to the 6.250% Senior Subordinated Notes due 2020 (incorporated by reference to Exhibit 4.4 to Scientific Games Corporation's Current Report on Form 8-K filed on January 10, 2018).

4.18
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

4.19
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

4.20
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

4.22
Supplemental Indenture, dated as of July 14, 2017, by and among Scientific Games International, Inc., as issuer, Scientific Games Corporation, Lapis Software Associates, LLC and the other guarantors party thereto, and Deutsche Bank Trust Company Americas, as trustee, relating to the Indenture, dated as of June 4, 2014, by and among Scientific Games International, Inc., as issuer, Scientific Games Corporation and the other guarantors party thereto and Deutsche Bank Trust Company Americas, as trustee, relating to the 6.625% Senior Subordinated Notes due 2021 (incorporated by reference to Exhibit 10.2 to Scientific Games Corporation's Quarterly Report on Form 10-Q for the quarter ended June 30, 2017).

4.23
Supplemental Indenture, dated as of January 10, 2018, by and among Scientific Games International, Inc., the subsidiary guarantors party thereto, Scientific Games Corporation and Deutsche Bank Trust Company Americas, as trustee, relating to the Indenture, dated as of June 4, 2014, as amended and supplemented, relating to the 6.625% Senior Subordinated Notes due 2021 (incorporated by reference to Exhibit 4.5 to Scientific Games Corporation's Current Report on Form 8-K filed on January 10, 2018).

4.24
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

4.26
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

4.27
Supplemental Indenture, dated as of July 14, 2017, by and among Scientific Games International, Inc., as issuer, Scientific Games Corporation, Lapis Software Associates, LLC and the other guarantors party thereto, and Deutsche Bank Trust Company Americas, as trustee, relating to the Indenture, dated as of November 21, 2014, between SGMS Escrow Corp., as issuer, Scientific Games Corporation and the other guarantors party thereto and Deutsche Bank Trust Company Americas, as trustee, relating to the 10.000% Senior Unsecured Notes due 2022 (incorporated by reference to Exhibit 10.3 to Scientific Games Corporation's Quarterly Report on Form 10-Q for the quarter ended June 30, 2017).

4.28
Supplemental Indenture, dated as of January 10, 2018, by and among Scientific Games International, Inc., the subsidiary guarantors party thereto, Scientific Games Corporation and Deutsche Bank Trust Company Americas, as trustee, relating to the Indenture, dated as of November 21, 2014, as amended and supplemented, relating to the 10.000% Senior Unsecured Notes due 2022 (incorporated by reference to Exhibit 4.7 to Scientific Games Corporation's Current Report on Form 8-K filed on January 10, 2018).

4.29
Indenture, dated as of November 21, 2014, between SGMS Escrow Corp., as issuer, and Deutsche Bank Trust Company Americas, as collateral agent and trustee, related to the 7.000% Senior Secured Notes due 2022 (incorporated by reference to Exhibit 4.3 to Scientific Games Corporation's Current Report on Form 8-K filed on November 26, 2014).

4.30
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

4.31
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

4.32
Supplemental Indenture, dated as of February 14, 2017, among Scientific Games International, as issuer, Scientific Games Corporation and the other guarantors party thereto and Deutsche Bank Trust Company Americas, as trustee and collateral agent, relating to the Indenture, dated as of November 21, 2014, between SGMS Escrow Corp., as escrow issuer, and Deutsche Bank Trust Company Americas, as trustee and collateral agent, relating to the 7.000% Senior Secured Notes due 2022 (incorporated by reference to Exhibit 4.1 to Scientific Games Corporation's Current Report on Form 8-K filed on February 14, 2017).

4.33
Supplemental Indenture, dated as of July 14, 2017, by and among Scientific Games International, Inc., as issuer, Scientific Games Corporation, Lapis Software Associates, LLC and the other guarantors party thereto, and Deutsche Bank Trust Company Americas, as trustee, relating to the Indenture, dated as of November 21, 2014, between SGMS Escrow Corp., as issuer, Scientific Games Corporation and the other guarantors party thereto and Deutsche Bank Trust Company Americas, as trustee, relating to the 7.000% Senior Secured Notes due 2022 (incorporated by reference to Exhibit 10.4 to Scientific Games Corporation's Quarterly Report on Form 10-Q for the quarter ended June 30, 2017).

4.34
Supplemental Indenture, dated as of January 10, 2018, by and among Scientific Games International, Inc., the subsidiary guarantors party thereto, Scientific Games Corporation and Deutsche Bank Trust Company Americas, as trustee and collateral agent, relating to the Indenture, dated as of November 21, 2014, as amended and supplemented, relating to the 7.000% Senior Secured Notes due 2022 (incorporated by reference to Exhibit 4.6 to Scientific Games Corporation's Current Report on Form 8-K filed on January 10, 2018).

4.35
Rights Agreement, dated as of June 19, 2017, between Scientific Games Corporation and American Stock Transfer & Trust Company, LLC which includes the Form of Certificate of Designation of Series C Junior Participating Preferred Stock of Scientific Games Corporation as Exhibit A, the Form of Right Certificate as Exhibit B, the Summary of Rights to Purchase Shares of Preferred Stock of Scientific Games as Exhibit C and a the Form of Consent to Jurisdiction as Exhibit D (incorporated by reference to Exhibit 4.1 to Scientific Games Corporation's Current Report on Form 8-K filed on June 19, 2017).

4.36
Amended and Restated Rights Agreement, dated as of January 10, 2018, between Scientific Games Corporation and American Stock Transfer & Trust Company, LLC which includes the Form of Certificate of Designation of Series A Junior Participating Preferred Stock of Scientific Games Corporation as Exhibit A, the Form of Right Certificate as Exhibit B, the Summary of Rights to Purchase Shares of Preferred Stock of Scientific Games as Exhibit C and a the Form of Consent to Jurisdiction as Exhibit D (incorporated by reference to Exhibit 4.3 to Scientific Games Corporation's Current Report on Form 8-K filed on January 10, 2018).

4.37
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

4.38
Supplemental Indenture, dated as of February 14, 2018, among Scientific Games International, Inc. as issuer, Scientific Games Corporation and the other guarantors party thereto and Deutsche Bank Trust Company Americas, as trustee and collateral agent, relating to the indenture, dated as of October 17, 2017, among Scientific Games International, as issuer, Scientific Games Corporation and the other guarantors party thereto, and Deutsche Bank Trust Company Americas, as trustee and collateral agent, relating to the 5.000% Senior Secured Notes due 2025 (incorporated by reference to Exhibit 4.1 to Scientific Games Corporation's Current Report on Form 8-K filed on February 14, 2018).

4.39
Collateral Agreement, dated as of October 17, 2017, among Scientific Games International, Inc., as issuer, Scientific Games Corporation and the other guarantors party thereto and Deutsche Bank Trust Company Americas, as collateral agent (incorporated by reference to Exhibit 4.2 to Scientific Games Corporation's Current Report on Form 8-K filed on October 17, 2017).

4.40
Indenture, dated as of February 14, 2018, among Scientific Games International, Inc., as issuer, Scientific Games Corporation and the other guarantors party thereto, Deutsche Bank Trust Company Americas, as trustee and collateral agent, and Deutsche Bank AG, London Branch, as paying agent, relating to the 3.375% Senior Secured Notes due 2026 (incorporated by reference to Exhibit 4.2 to Scientific Games Corporation's Current Report on Form 8-K filed on February 14, 2018).

4.41
Collateral Agreement, dated as of February 14, 2018, among Scientific Games International, Inc., Scientific Games Corporation and the other guarantors party thereto and Deutsche Bank Trust Company Americas, as collateral agent, relating to the 3.375% Senior Secured Notes due 2026 (incorporated by reference to Exhibit 4.3 to Scientific Games Corporation's Current Report on Form 8-K filed on February 14, 2018).

4.42
Indenture, dated as of February 14, 2018, among Scientific Games International, Inc., as issuer, Scientific Games Corporation and the other guarantors party thereto, Deutsche Bank Trust Company Americas, as trustee, and Deutsche Bank AG, London Branch, as paying agent, relating to the 5.500% Senior Unsecured Notes due 2026 (incorporated by reference to Exhibit 4.4 to Scientific Games Corporation's Current Report on Form 8-K filed on February 14, 2018).

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

10.3
Amendment No. 2, dated as of February 14, 2017, among Scientific Games International, Inc., as the borrower, Scientific Games Corporation, the several banks and other financial institutions or entities from time to time party thereto and Bank of America, N.A., as administrative agent, collateral agent, issuing lender and swingline lender, which amended and restated the Credit Agreement, dated as of October 18, 2013 (incorporated by reference to Exhibit 10.1 to Scientific Games Corporation's Current Report on Form 8-K filed on February 14, 2017).

10.4
Amendment No. 3, dated as of August 14, 2017, among Scientific Games International, Inc., as the borrower, Scientific Games Corporation, the several banks and other financial institutions or entities from time to time party thereto and Bank of America, N.A., as administrative agent, collateral agent, issuing lender and swingline lender, which amended and restated the Credit Agreement, dated as of October 18, 2013 (incorporated by reference to Exhibit 10.1 to Scientific Games Corporation's Current Report on Form 8-K filed on August 14, 2017).

10.5
Amendment No. 4, dated as of February 14, 2018, among Scientific Games International Inc., as the borrower, Scientific Games Corporation, as a guarantor, the several banks and other financial institutions or entities from time to time party thereto and Bank of America, N.A., as administrative agent, collateral agent, issuing lender and swingline lender, which amended and restated the Credit Agreement, dated as of October 18, 2013 (as amended, supplemented, amended and restated or otherwise modified from time to time, including without limitation, by that certain Amendment No. 1, dated as of October 1, 2014, Amendment No. 2, dated as of February 14, 2017, and Amendment No. 3, dated as of August 14, 2017) (incorporated by reference to Exhibit 10.1 to Scientific Games Corporation's Current Report on Form 8-K filed on February 14, 2018).

10.6
Escrow Credit Agreement, dated as of October 1, 2014, among SGMS Escrow Corp., the lenders and other agents from time to time party thereto, and Bank of America, N.A., as administrative agent (incorporated by reference to Exhibit 10.2 to Scientific Games Corporation's Current Report on Form 8-K filed on October 7, 2014).

10.7
Guarantee and Collateral Agreement, dated as of October 18, 2013, by and among Scientific Games Corporation, Scientific Games International, Inc., the guarantor parties named therein and Bank of America, N.A. as collateral agent (incorporated by reference to Exhibit 10.2 to Scientific Games Corporation's Current Report on Form 8-K filed on October 18, 2013).

10.8
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

10.9
Amendment No. 1, dated as of February 14, 2017, among Scientific Games International, Inc., Scientific Games Corporation and the other guarantors party thereto and Deutsche Bank Trust Company Americas, as collateral agent, relating to the Collateral Agreement, dated as of November 21, 2014 (incorporated by reference to Exhibit 10.2 to Scientific Games Corporation's Current Report on Form 8-K filed on February 14, 2017).

10.10
Stockholders' Agreement, dated as of September 6, 2000, among Scientific Games Corporation, MacAndrews & Forbes Holdings Inc. (formerly known as Mafco Holdings Inc.) ("MacAndrews") (as successor-in-interest under the agreement to Cirmatica Gaming S.A.) and Ramius Securities, LLC (incorporated by reference to Exhibit 10.38 to Scientific Games Corporation's Quarterly Report on Form 10-Q (File No. 001-11693) for the quarter ended July 31, 2000).

10.11
Supplemental Stockholders' Agreement, dated as of June 26, 2002, among Scientific Games Corporation and MacAndrews (as successor-in-interest to Cirmatica Gaming S.A.) (incorporated by reference to Exhibit 4.2 to Scientific Games Corporation's Quarterly Report on Form 10-Q (File No. 001-11693).

10.12
Letter Agreement, dated as of October 10, 2003, by and between Scientific Games Corporation and MacAndrews further supplementing the Stockholders' Agreement (incorporated by reference to Exhibit 3 to the Schedule 13D (File No. 001-11693) jointly filed by MacAndrews and SGMS Acquisition Corporation on November 26, 2003).

10.13
Letter Agreement dated February 15, 2007 between Scientific Games Corporation and MacAndrews (incorporated by reference to Exhibit 10.1 to Scientific Games Corporation's Current Report on Form 8-K (File No. 001-11693) filed on February 16, 2007).

10.14
Share Purchase Agreement, dated as of April 26, 2011, by and among Scientific Games Corporation, Global Draw Limited, IGT-UK Group Limited, Cyberview International, Inc. and International Game Technology (incorporated by reference to Exhibit 10.1 to Scientific Games Corporation's Quarterly Report on Form 10-Q (File No. 001-11693) for the quarter ended June 30, 2011).

10.15	2003 Incentive Compensation Plan, as amended and restated (incorporated by reference to Appendix A to Scientific Games Corporation’s Proxy Statement on Schedule 14A filed on April 30, 2015).*

10.16
1995 Equity Incentive Plan, as amended (incorporated by reference to Exhibit 10.14 to Scientific Games Corporation’s Annual Report on Form 10-K (File No. 001-11693) for the fiscal year ended October 31, 1997).*

10.17
Scientific Games Corporation Nonqualified Deferred Compensation Plan, as amended and restated (incorporated by reference to Exhibit 10.15 to Scientific Games Corporation's Annual Report on Form 10-K for the year ended December 31, 2014).*

10.18
Asia-Pacific Business Incentive Compensation Program (incorporated by reference to Exhibit 10.4 to Scientific Games Corporation's Current Report on Form 8-K (File No. 001-11693) filed on December 3, 2010).*

10.19
Employment Agreement dated as of August 4, 2016 by and between Scientific Games Corporation and Kevin Sheehan (incorporated by reference to Exhibit 10.1 to Scientific Games Corporation's Quarterly Report on Form 10-Q for the quarter ended September 30, 2016).*

10.20
Form of Inducement Equity Award Agreement between Scientific Games Corporation and Kevin Sheehan (incorporated by reference to Exhibit 4.4 to Scientific Games Corporation’s Registration Statement on Form S-8 (No. 000-13063) filed on September 1, 2016).*

10.21
Form of Inducement Equity Award Agreement between Scientific Games Corporation and Kevin Sheehan (incorporated by reference to Exhibit 4.5 to Scientific Games Corporation’s Registration Statement on Form S-8 (No. 000-13063) filed on September 1, 2016).*

10.22
Amended and Restated Employment Agreement dated as of December 15, 2015 by and between Scientific Games Corporation and Michael Quartieri (incorporated by reference to Exhibit 10.47 to Scientific Games Corporation’s Annual Report on Form 10-K for the year ended December 31, 2015).*

10.23
Employment Agreement dated as of July 14, 2015 by and between Scientific Games Corporation and David W. Smail (incorporated by reference to Exhibit 10.1 to Scientific Games Corporation's Quarterly Report on Form 10-Q for the quarter ended September 30, 2015).*

10.24
Employment Agreement dated as of December 18, 2012 (effective as of January 1, 2013) by and between Scientific Games International, Inc. and James C. Kennedy (incorporated by reference to Exhibit 10.20 to Scientific Games Corporation's Annual Report on Form 10-K for the year ended December 31, 2014).*

10.25
Amendment to Employment Agreement dated as of January 14, 2016 by and between Scientific Games International, Inc. and James C. Kennedy, which amended Mr. Kennedy’s Employment Agreement dated as of December 18, 2012 (incorporated by reference to Exhibit 10.48 to Scientific Games Corporation’s Annual Report on Form 10-K for the year ended December 31, 2015).*

10.26
Employment Agreement dated as of January 5, 2015 by and between Scientific Games Corporation and Derik Mooberry (incorporated by reference to Exhibit 10.28 to Scientific Games Corporation's Annual Report on Form 10-K for the year ended December 31, 2014).*

10.27
Employment Agreement dated as of January 1, 2006 by and between Scientific Games Corporation and Larry A. Potts (executed on August 2, 2006) (incorporated by reference to Exhibit 10.4 to Scientific Games Corporation's Quarterly Report on Form 10-Q (File No. 001-11693) for the quarter ended September 30, 2006).*

10.28
Letter Agreement dated as of October 2, 2008 by and between Scientific Games Corporation and Larry A. Potts, which amended Mr. Potts' Employment Agreement dated as of January 1, 2006 (incorporated by reference to Exhibit 10.36 to Scientific Games Corporation's Annual Report on Form 10-K (File No. 001-11693) for the year ended December 31, 2008).*

10.29
Amendment to Employment Agreement dated as of December 30, 2008 by and between Scientific Games Corporation and Larry A. Potts, which amended Mr. Potts' Employment Agreement dated as of January 1, 2006, as amended by the Letter Agreement dated as of October 2, 2008 (incorporated by reference to Exhibit 10.37 to Scientific Games Corporation's Annual Report on Form 10-K (File No. 001-11693) for the year ended December 31, 2008).*

10.30
Letter Agreement, dated as of September 28, 2011, by and between Scientific Games Corporation and Larry A. Potts, which amended Mr. Potts' Employment Agreement dated as of January 1, 2006, as amended by the Letter Agreement dated as of October 2, 2008 and the Amendment dated as of December 30, 2008 (incorporated by reference to Exhibit 10.2 to Scientific Games Corporation's Current Report on Form 8-K (File No. 001-11693) filed on October 3, 2011).*

10.31
Letter Agreement, dated as of April 30, 2014, by and between Scientific Games Corporation and Larry A. Potts, which amended Mr. Potts' Employment Agreement dated as of January 1, 2006, as amended by the Letter Agreement dated as of October 2, 2008, the Amendment dated as of December 30, 2008 and the Letter Agreement dated as of September 28, 2011(incorporated by reference to Exhibit 10.26 to Scientific Games Corporation's Annual Report on Form 10-K for the year ended December 31, 2014).*

10.32
Letter Agreement, dated as of May 1, 2015, by and between Scientific Games Corporation and Larry A. Potts, which amended Mr. Potts' Employment Agreement dated as of January 1, 2006, as amended by the Letter Agreement dated as of October 2, 2008, the Amendment dated as of December 30, 2008, the Letter Agreement dated as of September 28, 2011, and the Letter Agreement dated as of April 30, 2014 (incorporated by reference to Exhibit 10.1 to Scientific Games Corporation's Current Report on Form 8-K filed on May 6, 2015).*

10.33
Employment Agreement dated as of December 5, 2013 by and between Scientific Games Corporation and David L. Kennedy (incorporated by reference to Exhibit 10.44 to Scientific Games Corporation's Annual Report on Form 10-K for the year ended December 31, 2013).*

10.34
Employment Agreement, dated as of June 9, 2014, by and between Scientific Games Corporation and David L. Kennedy (incorporated by reference to Exhibit 10.2 to Scientific Games Corporation's Current Report on Form 8-K filed on June 10, 2014).*

10.35
Employment Agreement, dated as of June 9, 2014, by and between Scientific Games Corporation and M. Gavin Isaacs (incorporated by reference to Exhibit 10.1 to Scientific Games Corporation's Current Report on Form 8-K filed on June 10, 2014).*

10.36
Modification Agreement dated as of August 4, 2016 by and between Scientific Games Corporation andM. Gavin Isaacs, which modified Mr. Isaacs’ Employment Agreement dated as of June 9, 2014 andamended on October 29, 2015 (incorporated by reference to Exhibit 10.4 to Scientific GamesCorporation's Quarterly Report on Form 10-Q for the quarter ended September 30, 2016).*

10.37
Consulting Agreement dated as of January 1, 2017 by and between Scientific Games Corporation and Michael Gavin Isaacs (incorporated by reference to Exhibit 10.4 to Scientific Games Corporation's Quarterly Report on Form 10-Q for the quarter ended March 31, 2017).*

10.38
Form of Inducement Equity Award Agreement between Scientific Games Corporation and M. Gavin Isaacs (incorporated by reference to Exhibit 4.4 to Scientific Games Corporation's Registration Statement on Form S-8 (No. 333-197948) filed on August 7, 2014).*

10.39
Amendment to Employment Agreement dated as of October 29, 2015 by and between Scientific Games Corporation and M. Gavin Isaacs, which amended Mr. Isaacs’ Employment Agreement dated as of June 9, 2014 (incorporated by reference to Exhibit 10.45 to Scientific Games Corporation’s Annual Report on Form 10-K for the year ended December 31, 2015).*

10.40
Employment Agreement dated as of December 8, 2014 between Scientific Games Corporation and Richard Haddrill (incorporated by reference to Exhibit 10.29 to Scientific Games Corporation's Annual Report on Form 10-K for the year ended December 31, 2014).*

10.41
Letter Agreement, dated as of October 29, 2015, by and between Scientific Games Corporation and Richard Haddrill, which amended Mr. Haddrill's Employment Agreement dated as of December 8, 2014 (incorporated by reference to Exhibit 10.2 to Scientific Games Corporation's Quarterly Report on Form 10-Q for the quarter ended September 30, 2015).*

10.42
Amended and Restated Executive Employment Agreement, dated April 1, 2014, by and among Scientific Games Corporation, WMS Industries Inc. and Scott D. Schweinfurth (incorporated by reference to Exhibit 10.1 to Scientific Games Corporation's Quarterly Report on Form 10-Q for the quarter ended March 31, 2014).*

10.43
Employment Agreement made as of August 1, 2011 by and between Scientific Games Corporation and Jeffrey Johnson (incorporated by reference to Exhibit 10.1 to Scientific Games Corporation's Current Report on Form 8-K (File No. 000-13063) filed on July 26, 2011).*

10.44
First Amendment to Employment Agreement, dated as of May 28, 2015, by and between Scientific Games Corporation and Jeffrey Johnson, which amended Mr. Johnson’s Employment Agreement dated as of August 1, 2011 (incorporated by reference to Exhibit 10.3 to Scientific Games Corporation's Quarterly Report on Form 10-Q for the quarter ended June 30, 2015).*

10.45
Agreement and General Release dated as of October 1, 2016 by and between Scientific Games Corporation and Jeffrey Johnson, which modified Mr. Johnson’s Employment Agreement dated as of August 2, 2011 and amended on May 28, 2015 (incorporated by reference to Exhibit 10.5 to Scientific Games Corporation's Quarterly Report on Form 10-Q for the quarter ended September 30, 2016).*

10.46
Agreement and General Release dated as of August 28, 2015 by and between Bally Gaming, Inc., Scientific Games Corporation and Kathryn Lever (incorporated by reference to Exhibit 10.49 to Scientific Games Corporation’s Annual Report on Form 10-K for the year ended December 31, 2015).*

10.47
Written Summary of Amendments 1 through 5, by and between Bally Gaming, Inc., Scientific Games Corporation and Kathryn Lever and entered into via electronic mail, to the Agreement and General Release dated as of August 28, 2015 by and between the same parties (incorporated by reference to Exhibit 10.50 to Scientific Games Corporation’s Annual Report on Form 10-K for the year ended December 31, 2015).*

10.48
Employment Agreement dated as of August 28, 2014 between Scientific Games Corporation and Steven W. Beason (incorporated by reference to Exhibit 10.7 to Scientific Games Corporation's Quarterly Report on Form 10-Q for the quarter ended September 30, 2014).*

10.49	Scientific Games Corporation 2016 Employee Stock Purchase Plan (incorporated by reference to Appendix A to Scientific Games Corporation’s Proxy Statement on Schedule 14A filed on April 29, 2016).*

10.50
Employment Agreement dated as of February 13, 2017 by and between Scientific Games Corporation and Karin-Joyce Tjon Sien Fat (incorporated by reference to Exhibit 10.1 to Scientific Games Corporation's Quarterly Report on Form 10-Q for the quarter ended March 31, 2017).*

10.51
Form of Inducement Equity Award Agreement between Scientific Games Corporation and Karin-Joyce Tjon Sien Fat (incorporated by reference to Exhibit 4.4 to Scientific Games Corporation’s Registration Statement on Form S-8 (No. 333-216429) filed on March 3, 2017).*

10.52
Agreement and General Release, dated as of August 2, 2017, by and between Scientific Games Corporation and Karin-Joyce Tjon (incorporated by reference to Exhibit 10.1 to Scientific Games Corporation's Quarterly Report on Form 10-Q for the quarter ended September 30, 2017).*

10.53
Amended and Restated Employment Agreement dated as of February 27, 2017 by and between Scientific Games Corporation and Michael Winterscheidt (incorporated by reference to Exhibit 10.3 to Scientific Games Corporation's Quarterly Report on Form 10-Q for the quarter ended March 31, 2017).*

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

99.1
Form of Equity Award Notice-RSUs-Employees under the Scientific Games Corporation 2003 Incentive Compensation Plan (incorporated by reference to Exhibit 99.(d)(2) to Scientific Games Corporation's Schedule TO (File No. 005-36154) filed on July 19, 2011).*

99.2
Form of Equity Award Notice-RSUs-Non-Employee Directors under the Scientific Games Corporation 2003 Incentive Compensation Plan (incorporated by reference to Exhibit 99.(d)(3) to Scientific Games Corporation's Schedule TO (File No. 005-36154) filed on July 19, 2011).*

99.3
Terms and Conditions of Equity Awards to Key Employees under the Scientific Games Corporation 2003 Incentive Compensation Plan (incorporated by reference to Exhibit 99.(d)(4) to Scientific Games Corporation's Schedule TO (File No. 005-36154) filed on July 19, 2011).*

99.4
Terms and Conditions of Equity Awards to Non-Employee Directors under the Scientific Games Corporation 2003 Incentive Compensation Plan (incorporated by reference to Exhibit 99.(d)(5) to Scientific Games Corporation's Schedule TO (File No. 005-36154) filed on July 19, 2011).*

99.5
Form of Equity Awards Notice (Stock Options, Restricted Stock Units and Performance-Conditioned Restricted Stock Units) under the Scientific Games Corporation 2003 Incentive Compensation Plan (as amended and restated June 11, 2014) (incorporated by reference to Exhibit 99.8 to Scientific Games Corporation's Annual Report on Form 10-K for the year ended December 31, 2014).*

99.6
Terms and Conditions of Equity Awards to Employees under the Scientific Games Corporation 2003 Incentive Compensation Plan (as amended and restated June 11, 2014) (incorporated by reference to Exhibit 99.9 to Scientific Games Corporation's Annual Report on Form 10-K for the year ended December 31, 2014).*

99.7
Terms and Conditions of Equity Awards to Non-Employee Directors under the Scientific Games Corporation 2003 Incentive Compensation Plan (as amended and restated June 11, 2014) (incorporated by reference to Exhibit 99.10 to Scientific Games Corporation's Annual Report on Form 10-K for the year ended December 31, 2014).*

99.8
Terms and Conditions of Equity Awards to Consultants under the Scientific Games Corporation 2003 Incentive Compensation Plan (as amended and restated June 11, 2014) (incorporated by reference to Exhibit 99.11 to Scientific Games Corporation's Annual Report on Form 10-K for the year ended December 31, 2014).*

99.9
Terms and Conditions of Equity Awards to Key Employees under the Scientific Games Corporation 2003 Incentive Compensation Plan (incorporated by reference to Exhibit 99.1 to Scientific Games Corporation's Quarterly Report on Form 10-Q for the quarter ended June 30, 2016).*

99.10	Gaming Regulations.(†)

101.INS	XBRL Instance Document

101.SCH	XBRL Taxonomy Extension Schema

101.CAL	XBRL Taxonomy Extension Calculation Linkbase

101.DEF	XBRL Taxonomy Definition Label Linkbase

101.LAB	XBRL Taxonomy Extension Label Linkbase

101.PRE	XBRL Taxonomy Extension Presentation Linkbase
* Management contracts and compensation plans and arrangements in which directors and/or executive officers are eligible to participate.
(†) Filed herewith.
**Furnished herewith.

The agreements and other documents filed as exhibits to this Annual Report on Form 10-K are not intended to provide factual information or other disclosure other than with respect to the terms of the agreements or other documents themselves, and you should not rely on them for that purpose. In particular, any representations and warranties made by us in these agreements or other documents were made solely within the specific context of the relevant agreement or document and may not describe the actual state of affairs as of the date they were made or at any other time.

ITEM 16.    FORM 10-K SUMMARY
Not applicable.

SIGNATURES
Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

March 1, 2018	SCIENTIFIC GAMES CORPORATION
	By:	/s/ Michael A. Quartieri
Michael A. Quartieri, Chief Financial Officer

	By:	/s/ Michael F. Winterscheidt
Michael F. Winterscheidt, Chief Accounting Officer
Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the Registrant and in the capacities indicated on March 1, 2018.

Signature	Title

/s/ Kevin M. Sheehan	President and Chief Executive Officer and Director (principal executive officer)
Kevin M. Sheehan

/s/ Michael A. Quartieri	Executive Vice President, Chief Financial Officer, Treasurer and Corporate Secretary (principal financial officer)
Michael A. Quartieri

/s/ Michael F. Winterscheidt	Chief Accounting Officer (principal accounting officer)
Michael F. Winterscheidt

/s/ Richard M. Haddrill	Vice Chairman of the Board of Directors and Director
Richard M. Haddrill

/s/ Peter A. Cohen	Vice Chairman of the Board of Directors and Director
Peter A. Cohen

/s/ M. Gavin Isaacs	Vice Chairman of the Board of Directors and Director
M. Gavin Isaacs

Signature	Title

/s/ Viet D. Dinh	Director
Viet D. Dinh

/s/ Gerald J. Ford	Director
Gerald J. Ford

/s/ David L. Kennedy	Director
David L. Kennedy

/s/ Gabrielle K. McDonald	Director
Gabrielle K. McDonald

/s/ Paul M. Meister	Director
Paul M. Meister

/s/ Michael J. Regan	Director
Michael J. Regan

/s/ Frances F. Townsend	Director
Frances F. Townsend