Form 10-Q
period 2018-03-31
SCIENTIFIC GAMES CORP
filed 2018-05-02
CIK 750004

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549
FORM 10-Q

☒ QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended March 31, 2018

OR
☐ TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the transition period from          to

Commission file number: 0-13063
SCIENTIFIC GAMES CORPORATION
(Exact name of registrant as specified in its charter)

Nevada	81-0422894
(State or other jurisdiction of	(I.R.S. Employer Identification No.)
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

Emerging growth company ☐
If an emerging growth company, indicate by check mark if the registrant has elected not to use the extended transition period for complying with any new or revised financial accounting standards provided pursuant to Section 13(a) of the Exchange Act. ☐
Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act). Yes ☐ No ☒
The registrant has the following number of shares outstanding of each of the registrant's classes of common stock as of April 30, 2018:
Common Stock: 90,738,314

SCIENTIFIC GAMES CORPORATION AND SUBSIDIARIES
INDEX TO FINANCIAL INFORMATION
AND OTHER INFORMATION
THREE MONTHS ENDED MARCH 31, 2018

Glossary of Terms
The following terms or acronyms used in this Quarterly Report on Form 10-Q are defined below:
Term or Acronym	Definition
2017 10-K	2017 Annual Report on Form 10-K filed with the SEC on March 1, 2018
2018 Notes	8.125% senior subordinated notes due 2018 issued by SGC
2020 Notes	6.250% senior subordinated notes due 2020 issued by SGI
2021 Notes	6.625% senior subordinated notes due 2021 issued by SGI
2022 Secured Notes	7.000% senior secured notes due 2022 issued by SGI
2025 Secured Notes	5.000% senior secured notes due 2025 issued by SGI
2026 Secured Euro Notes	3.375% senior secured notes due 2026 issued by SGI
2026 Unsecured Euro Notes	5.500% senior unsecured notes due 2026 issued by SGI
ASC	Accounting Standards Codification
ASU	Accounting Standards Update
B2C	business to consumer model
CSP	Cooperative Services Program
D&A	depreciation, amortization and impairments (excluding goodwill)
FASB	Financial Accounting Standards Board
Guarantor Subsidiaries	substantially all of SGC’s 100%-owned U.S. subsidiaries other than SGC’s 100%-owned U.S. Social gaming subsidiaries
LNS	Lotterie Nazionali S.r.l.
Non-Guarantor Subsidiaries	SGC’s U.S. subsidiaries that are not Guarantor Subsidiaries and SGC’s foreign subsidiaries
Note	a note in the Notes to Condensed Consolidated Financial Statements in this Quarterly Report on Form 10-Q, unless otherwise indicated
NYX	NYX Gaming Group Limited
NYX acquisition	the acquisition of 100% of the ordinary shares of NYX by SGC on January 5, 2018
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

POS	percentage of retail sales
PPU	price-per-unit
PTG	proprietary table games
R&D	research and development
RFP	request for proposal
RMG	real-money gaming
RSU	restricted stock unit
SEC	Securities and Exchange Commission
Secured Notes	refers to the 2022 Secured Notes, 2025 Secured Notes, and 2026 Secured Euro Notes, collectively
SG&A	selling, general and administrative
SGC	Scientific Games Corporation
SGI	Scientific Games International, Inc., a wholly-owned subsidiary of SGC
Shufflers	various models of automatic card shufflers, deck checkers and roulette chip sorters
Subordinated Notes	refers to the 2020 Notes and 2021 Notes, collectively
Unsecured Notes	10.000% senior unsecured notes due 2022 issued by SGI
U.S. GAAP	accounting principles generally accepted in the U.S.
U.S. jurisdictions	the 50 states in the U.S. plus the District of Columbia and Puerto Rico
VGT	video gaming terminal
VLT	video lottery terminal
WAP	wide-area progressive
Intellectual Property Rights
All ® notices signify marks registered in the United States. © 2018 Scientific Games Corporation.  All Rights Reserved.

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
Additional information regarding risks and uncertainties and other factors that could cause actual results to differ materially from those contemplated in forward-looking statements is included from time to time in our filings with the SEC, including under Part I, Item 1A "Risk Factors" in our 2017 10-K. Forward-looking statements speak only as of the date they are made and, except for our ongoing obligations under the U.S. federal securities laws, we undertake no obligation to publicly update any forward-looking statements whether as a result of new information, future events or otherwise.
You should also note that this Quarterly Report on Form 10-Q may contain references to industry market data and certain industry forecasts. Industry market data and industry forecasts are obtained from publicly available information and industry publications. Industry publications generally state that the information contained therein has been obtained from sources believed to be reliable, but that the accuracy and completeness of that information is not guaranteed. Although we believe industry information to be accurate, it is not independently verified by us and we do not make any representation as to the accuracy of that information. In general, we believe there is less publicly available information concerning the international gaming, lottery, and digital gaming industries than the same industries in the U.S.

PART I. FINANCIAL INFORMATION

Item 1. Condensed Consolidated Financial Statements
SCIENTIFIC GAMES CORPORATION AND SUBSIDIARIES
CONSOLIDATED STATEMENTS OF OPERATIONS AND COMPREHENSIVE LOSS
(Unaudited, in millions, except per share amounts)

	Three Months Ended
	March 31,
	2018	2017
Revenue:
Services	$437.5	$362.5
Product sales	224.1	222.7
Instant products	150.2	140.2
Total revenue	811.8	725.4
Operating expenses:
Cost of services (1)	121.9	103.3
Cost of product sales (1)	105.1	106.6
Cost of instant products (1)	69.7	70.1
Selling, general and administrative	171.6	140.7
Research and development	53.8	42.4
Depreciation, amortization and impairments	188.1	165.1
Restructuring and other	52.2	9.2
Operating income	49.4	88.0
Other (expense) income:
Interest expense	(154.8)	(159.4)
Earnings from equity investments	7.3	9.5
Loss on debt financing transactions	(93.2)	(29.7)
Loss on remeasurement of debt	(1.1)	—
Other (expense) income, net	(3.2)	7.5
Total other expense, net	(245.0)	(172.1)
Net loss before income taxes	(195.6)	(84.1)
Income tax provision	(6.2)	(16.7)
Net loss	$(201.8)	$(100.8)
Other comprehensive income (loss):
Foreign currency translation gain	50.9	33.6
Pension and post-retirement loss, net of tax	(0.7)	(0.3)
Derivative financial instruments unrealized gain, net of tax	1.9	2.8
Other comprehensive income	52.1	36.1
Comprehensive loss	$(149.7)	$(64.7)

Basic and diluted net loss per share:
Basic	$(2.24)	$(1.14)
Diluted	$(2.24)	$(1.14)

Weighted average number of shares used in per share calculations:
Basic shares	90.1	88.2
Diluted shares	90.1	88.2
(1) Exclusive of D&A.
See accompanying notes to condensed consolidated financial statements.

SCIENTIFIC GAMES CORPORATION AND SUBSIDIARIES
CONSOLIDATED BALANCE SHEETS
(Unaudited, in millions, except par value)

	March 31, 2018	December 31, 2017
ASSETS
Current assets:
Cash and cash equivalents	$109.9	$788.8
Restricted cash	34.1	29.0
Accounts receivable, net	554.1	540.9
Notes receivable, net	132.2	143.5
Inventories	231.2	243.1
Prepaid expenses, deposits and other current assets	249.7	131.1
Total current assets	1,311.2	1,876.4
Non-current assets:
Restricted cash	15.7	16.3
Notes receivable, net	44.8	52.8
Property and equipment, net	505.3	568.2
Goodwill	3,372.5	2,956.1
Intangible assets, net	1,903.0	1,604.6
Software, net	327.8	339.4
Equity investments	179.4	253.9
Other assets	77.5	57.6
Total assets	$7,737.2	$7,725.3

LIABILITIES AND STOCKHOLDERS' DEFICIT
Current liabilities:
Current portion of long-term debt	$50.4	$40.3
Accounts payable	186.0	190.4
Accrued liabilities	519.9	509.1
Total current liabilities	756.3	739.8
Deferred income taxes	143.3	73.1
Other long-term liabilities	239.7	203.1
Long-term debt, excluding current portion	8,794.0	8,736.3
Total liabilities	9,933.3	9,752.3
Commitments and contingencies (see Note 15)
Stockholders' deficit:
Common stock, par value $0.001 per share(1): 199.3 shares authorized; 107.9 and 107.1 shares issued and 90.7 and 89.9 shares outstanding, respectively	1.1	1.1
Additional paid-in capital	799.3	807.8
Accumulated loss	(2,673.7)	(2,461.0)
Treasury stock, at cost, 17.2 shares	(175.2)	(175.2)
Accumulated other comprehensive loss	(147.6)	(199.7)
Total stockholders' deficit	(2,196.1)	(2,027.0)
Total liabilities and stockholders' deficit	$7,737.2	$7,725.3
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

SCIENTIFIC GAMES CORPORATION AND SUBSIDIARIES
CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS
(Unaudited, in millions)

	Three Months Ended
	March 31,
	2018	2017
Cash flows from operating activities:
Net loss	$(201.8)	$(100.8)
Adjustments to reconcile net loss to cash provided by operating activities	308.5	201.8
Changes in working capital accounts, net of acquisitions	(77.5)	7.0
Changes in deferred income taxes and other	0.7	3.0
Net cash provided by operating activities	29.9	111.0
Cash flows from investing activities:
Capital expenditures	(88.0)	(61.3)
Acquisitions of businesses and assets, net of cash acquired	(274.1)	(21.5)
Distributions of capital from equity investments	1.5	1.3
Other	—	2.0
Net cash used in investing activities	(360.6)	(79.5)
Cash flows from financing activities:
Borrowings under revolving credit facility	—	125.0
Repayments under revolving credit facility	(295.0)	(170.0)
Proceeds from issuance of senior notes and term loans	2,512.4	1,762.4
Repayment of senior notes and term loans (inclusive of redemption premium)	(2,210.3)	(1,693.4)
Repayment of assumed NYX debt	(288.2)	—
Payments on long-term debt	(1.8)	(1.5)
Payments of debt issuance and deferred financing costs	(38.5)	(27.2)
Payments on license obligations	(6.5)	(9.8)
Net redemptions of common stock under stock-based compensation plans and other	(17.7)	(0.6)
Net cash used in financing activities	(345.6)	(15.1)
Effect of exchange rate changes on cash, cash equivalents and restricted cash	1.9	2.5
(Decrease) increase in cash, cash equivalents and restricted cash	(674.4)	18.9
Cash, cash equivalents and restricted cash, beginning of period	834.1	156.9
Cash, cash equivalents and restricted cash, end of period	$159.7	$175.8

Supplemental cash flow information:
Cash paid for interest	$161.3	$113.5
Income taxes paid	7.1	5.7
Supplemental non-cash transactions:
Non-cash rollover and refinancing of Term loans (see Note 11)	3,274.6	2,747.6
Non-cash interest expense	5.6	8.2
Non-cash additions to intangible assets related to license agreements	—	28.1
NYX non-cash consideration transferred (inclusive of 2017 acquisition of ordinary shares) (see Note 1)	93.2	—
 See accompanying notes to condensed consolidated financial statements.

SCIENTIFIC GAMES CORPORATION AND SUBSIDIARIES
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(Unaudited, amounts in USD, table amounts in millions, except per share amounts)

(1) Description of the Business and Summary of Significant Accounting Policies
Description of the Business
We are a leading developer of technology-based products and services and associated content for the worldwide gaming, lottery, social, and digital gaming industries. Our portfolio of revenue-generating activities primarily includes supplying gaming machines and game content, casino-management systems, and table game products and services to licensed gaming entities; providing instant and draw-based lottery games, lottery systems, and lottery content and services to lottery operators; providing social casino solutions to retail consumers and regulated gaming entities as applicable; and providing a comprehensive suite of digital RMG and sports betting solutions, distribution platforms, content, products and services. We also gain access to technologies and pursue global expansion through strategic acquisitions and equity investments. Beginning in the first quarter of 2018, we report our operations in four business segments—Gaming, Lottery, Social and Digital, with prior periods being recast to align with the current presentation.
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
In the opinion of management, we have made all adjustments necessary to present fairly our consolidated financial position, results of operations and comprehensive loss and cash flows for the periods presented. Such adjustments are of a normal, recurring nature. These unaudited condensed consolidated financial statements should be read in conjunction with the consolidated financial statements and related notes included in our 2017 10-K. Interim results of operations are not necessarily indicative of results of operations to be expected for a full year.
Significant Accounting Policies
There have been no changes to our significant accounting policies described within the Notes of our 2017 10-K other than adoption of ASC 606 described in Note 2.
Computation of Basic and Diluted Net Loss Per Share
Basic and diluted net loss per share were the same for all periods presented as all common stock equivalents would be anti-dilutive. We excluded 2.8 million and 3.0 million of stock options from the diluted weighted-average common shares outstanding for the three months ended March 31, 2018 and 2017, respectively. We excluded 3.1 million and 5.0 million of RSUs from the calculation of diluted weighted-average common shares outstanding for the three months ended March 31, 2018 and 2017, respectively.
Acquisition of NYX Gaming Group Limited and Preliminary Purchase Price Allocation
On January 5, 2018, we completed the acquisition of all outstanding ordinary shares of NYX, creating a leading digital provider of sports betting, iGaming and iLottery technologies, platforms, content, products and services. We paid $665.8 million in cash to acquire ordinary shares and other securities and to redeem NYX's outstanding debt inclusive of $91.9 million paid during the fourth quarter of 2017 to acquire NYX ordinary shares and other securities. The fair value of our NYX non-controlling equity interest held immediately before the acquisition date was $90.4 million.
We accounted for this acquisition using the acquisition method of accounting allocating the total consideration transferred to acquired tangible and intangible assets and assumed liabilities based on estimated fair values. The fair value determination of the acquired assets and assumed liabilities (including the related determination of estimated lives of depreciable and amortizable tangible and intangible assets) requires significant judgments and estimates. The estimated fair values of the acquired assets and assumed liabilities and resulting goodwill are subject to adjustment as we finalize our purchase price accounting, and such adjustments could be material.

We incurred $7.7 million of NYX acquisition-related costs which were recorded in Restructuring and other for the three months ended March 31, 2018.

The following table summarizes the preliminary allocation of the purchase price expected to be finalized by the end of 2018:

January 5, 2018
Cash, cash equivalents and restricted cash	$23.3
Accounts receivable and other current assets(1)	55.2
Property and equipment and other non-current assets(1)	22.1
Goodwill	376.4
Intangible assets	350.0
Total assets	$827.0
Current liabilities(2)	$82.0
Deferred income taxes	66.3
Assumed debt and other liabilities	299.7
Total liabilities	$448.0
Total consideration transferred	$379.0
(1) Inclusive of $43.0 million and $12.9 million of receivables and contract assets, respectively.
(2) Inclusive of $15.7 million of contract liabilities.

Cash, cash equivalents and restricted cash, accounts receivable and other current assets and most liabilities (other than as primarily related to deferred income taxes) were valued at the existing carrying values which approximated the estimated fair values. The estimated preliminary fair value of deferred income taxes was determined by applying the applicable enacted statutory tax rate to the temporary differences that arose on the differences between the financial reporting value and tax basis of the acquired assets and assumed liabilities.

The fair value of intangible assets that have been preliminarily identified was determined using a combination of the relief from royalty method and the excess earnings method using level 3 inputs in the hierarchy as established by ASC 820. The discount rates used in the valuation analysis ranged between 10% and 14%, and the royalty rate used was 0.5%. The following table details the intangible assets that have been preliminarily identified:

	Fair Value	Weighted Average Useful Life (Years)
Customer relationships	$214.0	7-10
Intellectual property(1)	126.5	7
Trade names	9.5	7
(1) Primarily consists of core technology and content.

The factors contributing to the recognition of acquisition goodwill are based on enhanced financial and operational scale, market diversification, expected synergies, assembled workforce, and other strategic benefits. None of the resultant goodwill is expected to be deductible for income tax purposes.

NYX revenue and net loss since the acquisition date and through March 31, 2018 included in the consolidated statement of operations and comprehensive loss were $49.2 million and $7.4 million, respectively. The acquired NYX business was combined with our Interactive business, excluding our Social gaming business, forming the new Digital business segment.

The following unaudited pro forma financial information for the three months ended March 31, 2018 and 2017 give effect to the NYX acquisition as if it had been completed on January 1, 2017:

	Three Months Ended
	March 31, 2018	March 31, 2017
Revenue	$811.8	$768.7
Net loss	194.1	115.9

The unaudited pro forma financial information is presented for illustrative purposes only and is not necessarily indicative of what the operating results actually would have been if the NYX acquisition had taken place on January 1, 2017, nor is it indicative of future operating results. The pro forma amounts include the historical operating results of Scientific Games Corporation and NYX prior to the acquisition, with adjustments factually supportable and directly attributable to the NYX acquisition, primarily related to the effect of fair value adjustments and related depreciation and amortization, acquisition-related fees and expenses, interest expense related to additional borrowings used to complete the acquisition, and the effect of repayments of NYX historical debt as a result of the acquisition.

Other Acquisitions

On January 23, 2018, we acquired privately held Tech Art, Inc., Tech Art of New Jersey, Inc. and Tech Art Manufacturing, Inc. (collectively, "Tech Art") for $9.6 million cash consideration. The transaction was accounted for as an asset acquisition, with substantially all of the cash consideration transferred allocated to intellectual property, which was assigned a 15-year useful life. Tech Art is a part of our Gaming business segment.

New Accounting Guidance - Recently Adopted

In May 2014, the FASB issued ASU No. 2014-09, Revenue from Contracts with Customers. ASU 2014-09 combined with all subsequent amendments (collectively ASC 606) provides guidance outlining a single comprehensive revenue model in accounting for revenue from contracts with customers. ASC 606 supersedes existing revenue recognition guidance, including industry-specific guidance, and replaces it with a five-step revenue model with a core principle that "an entity recognizes revenue to depict the transfer of promised goods or services to customers in an amount that reflects the consideration to which the entity expects to be entitled in exchange for those goods or services." This guidance is effective for fiscal years beginning after December 15, 2017 and interim periods within those fiscal years. We adopted this guidance on January 1, 2018 using a modified retrospective application approach. See our 2017 10-K Note 1 for the anticipated annual impact on our consolidated financial statements and Note 2 in this Quarterly Report on Form 10-Q for our revenue recognition policy and the quarterly impact of our adoption of ASC 606.
The FASB issued ASU No. 2017-01, Business Combinations (Topic 805): Clarifying the Definition of a Business in 2017. The new guidance clarifies the definition of a business in order to allow for the evaluation of whether transactions should be accounted for as acquisitions or disposals of assets or businesses. We adopted this guidance on January 1, 2018, and this adoption did not have a material effect on our consolidated financial statements.

The FASB issued ASU No. 2017-07, Compensation - Retirement Benefits (Topic 715): Improving the Presentation of Net Periodic Pension Cost and Net Periodic Postretirement Benefit Cost in 2017. We adopted this guidance beginning January 1, 2018. This guidance requires an employer to report the service cost component in the same line item or items as other compensation costs arising from services rendered by the pertinent employees during the period. The other components of net benefit cost are required to be presented in the income statement separately from the service cost component and outside a subtotal of operating income, if one is presented, which for us means that certain immaterial amounts will be classified within interest expense as compared to the previous classification within SG&A. We are also required to describe which line items are used to present the other components of net benefit cost if such financial statement line items are separately presented; otherwise, we must disclose the line items in which such costs are presented.

The FASB issued ASU No. 2017-12, Derivatives and Hedging (Topic 815): Targeted Improvements to Accounting for Hedging Activities in 2017. We early adopted this guidance during the first quarter of 2018, which simplifies the application of hedge accounting guidance, and creates greater transparency for results presented on the face of the financial statements and footnotes. Our adoption did not have a material effect on our consolidated financial statements.

New Accounting Guidance - Not Yet Adopted

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

(2) Revenue Recognition

As described in Note 1, on January 1, 2018, we adopted ASC 606 using the modified retrospective method, which was applied to customer contracts that were not completed as of January 1, 2018. In accordance with the modified retrospective transition method, our results of operations beginning with the first quarter of 2018 are presented in accordance with ASC 606, while prior periods continue to be reported in accordance with the historical revenue recognition guidance as disclosed in our 2017 10-K.

The following table disaggregates our revenues by type within each of our business segments:

	Three Months Ended March 31,
	2018	2017
Gaming
Gaming operations	$161.3	$172.4
Gaming machine sales	144.8	156.2
Gaming systems	75.0	61.5
Table products	61.9	49.9
Total	$443.0	$440.0

Lottery
Instant products	$150.2	$141.7
Lottery systems	51.5	47.4
Total	$201.7	$189.1

Social
Social gaming	$97.4	$80.2
Total	$97.4	$80.2

Digital
Sports and platform	$25.9	$—
Gaming and other	43.8	16.1
Total	$69.7	$16.1

General

We evaluate the recognition of revenue and rental income based on the criteria set forth in ASC 606 or ASC 840, as appropriate. Revenue is recognized when control of the promised goods or services is transferred to our customers, in an amount that reflects the consideration we expect to be entitled to in exchange for those goods or services. This condition normally is met when the product has been delivered or upon performance of services. Revenue is reported net of incentive rebates and discounts. We made an accounting policy election to exclude from the measurement of the transaction price sales taxes and all other items of a similar nature, and also elected to account for shipping and handling activities as a fulfillment of our promise to transfer the goods. Accordingly, shipping and handling costs are included in cost of sales.

Our credit terms are predominately short term in nature. We also grant extended payment terms under certain contracts, primarily where the sale is secured by the related equipment sold, and generally only in certain Gaming segment contracts with customers. For these contracts with customers for which the financing component is determined to be significant to the contract, the contract transaction price is adjusted for the effect of a financing component (time value of money). We have not applied the significant financing component guidance to transactions with financing terms of 12 months or less.

Any sales commissions associated with the sale or placement of our products and services are expensed as incurred as contracts associated with sales commissions are generally completed within a one-year period.

The primary types of revenue impacted by the adoption of ASC 606 were Gaming operations and Lottery instant products. Each of these is described separately below. We had other balance sheet adoption impacts that, combined with the preceding, resulted in a net increase to opening accumulated loss of $10.9 million as of January 1, 2018. As part of the adoption of ASC 606, we increased contract liabilities by $9.7 million primarily associated with Lottery instant products licensing and player loyalty contracts for which we determined that the promises in the related contracts were part of a single performance obligation under ASC 606. In addition, we reduced previously recorded deferred costs net of newly established contract assets by $11.4 million related to licensing in certain customized lottery software contracts for which we concluded that we were unable to recognize revenue for delivered elements under ASC 985-605 due to the lack of vendor-specific objective evidence for undelivered elements and for which we were required to estimate the standalone selling price of delivered performance obligations under ASC 606. Combined, we expect all other adoption impacts other than Gaming operations and Lottery instant products to have less than a $10.0 million impact on revenue and operating income in the aggregate for the remainder of 2018.

Contracts with Customers with Multiple Promised Goods and Services

We enter into contracts with customers that include multiple promises (such as gaming machines, gaming systems hardware and software, installation, service and maintenance, product support or lottery systems and hardware, installation and maintenance bundled promises). For such contracts, the transaction price is allocated to each distinct performance obligation using an estimate of stand-alone selling price. The stand-alone selling price is generally based on observable prices or a cost plus margin approach. We also use the residual method when observable prices are uncertain or highly variable, primarily with respect to certain of our software licenses. The establishment of stand-alone selling price requires judgment as to whether there is a sufficient quantity of items sold or substantively renewed on a stand-alone basis and those prices demonstrate an appropriate level of concentration to conclude that a stand-alone selling price exists.

The guidance in ASC 606 requires that we apply judgments or estimates to determine both the performance obligations and the stand-alone selling prices of identified performance obligations. Contracts with multiple promised goods and services described above will often involve significant judgment in determining whether each promise is distinct or should be combined with other promises in such contracts in concluding on the distinct performance obligations for such contracts. Such judgment generally requires an assessment of the level of integration and interdependency between individual components particularly in our gaming systems and certain digital contracts with customers. Associated with these same contracts, we also apply significant judgment to determine the stand-alone selling prices of the identified performance obligations. In certain contracts with customers, we bundle the selling price for multiple promised goods or services or we may license systems for which the solutions we provide are highly customized and therefore the prices we charge are either uncertain, highly variable, or both.

Gaming Operations

Gaming operations revenues are generated by providing customers access to proprietary land-based gaming equipment, table game products and VLTs under a variety of recurring operating, service, or rental contracts, for which consideration is based upon a percentage of Coin-in, a percentage of Net win, or a fixed daily/monthly fee, with variability generally resolved in the reporting period. For these contracts with customers, we generally transfer control and recognize revenue or rental income over time based on the amount we expect to receive as described and classify such revenue or rental income as services revenue. Payments from customers under these contracts are typically due on a monthly basis. Jackpot expense for our WAP services is recorded as a reduction to revenue, which decreased revenue and cost of services by $4.4 million for the three months ended March 31, 2018. This change in classification has no impact on operating income or net loss. There was $7.0 million of such amounts presented as cost of services for the three months ended March 31, 2017.

Gaming Machine Sales

These contracts with customers include the sale of gaming machines, including game content, electronic table game products and parts (including game themes and conversion kits). We transfer control and recognize revenue from the sale of gaming machines at a point in time upon delivery of gaming machines to our customers or distributors pursuant to the terms of the contract. If the sale of gaming machines includes multiple promised goods and services, these contracts are accounted for as described in the "Contracts with Customers with Multiple Promised Goods and Services" section above. Our credit terms are predominately short term in nature.

Gaming Systems

Gaming systems contracts with customers can include a comprehensive suite of technology solutions provided to gaming operators, including perpetual licenses to core system solutions and non-core system solutions and other applications and tools. Gaming systems products also include the iVIEW® touch screen display, which facilitates the player experience, bonus features, customer service, and employee functions and ongoing hardware and software maintenance services and upgrades.

Determination of performance obligations and timing of the transfer of control varies by contract. Generally, these contracts contain multiple promised goods and services, including the following: (i) core system software license; (ii) non-core system software license(s); (iii) professional services; (iv) system-based hardware; (v) in-game hardware products; and (vi) software and hardware maintenance and product support.

Control transfers and we recognize revenue from the sale of perpetual gaming systems licenses and various hardware products at a point in time when the gaming system is available for use by a customer which is no earlier than the commencement of the license term, and for the hardware products upon delivery. For contracts that include new core gaming system installations, control is not considered transferred until control of the core gaming system license is transferred as the additional promises are generally highly dependent on the core gaming system. Software and hardware maintenance and product support services are considered stand-ready obligations, therefore control transfers and revenue is recognized over time over the term of the maintenance and support period. If a gaming systems contract includes multiple promised goods and services, these contracts are accounted for as described in the "Contracts with Customers with Multiple Promised Goods and Services" section above.

Table Products

Table products revenue is generated from supplying and maintaining or selling table game products, primarily including automatic card shufflers, deck checkers, table roulette chip sorters and other land-based table gaming equipment. We transfer control and recognize revenue from the sale of table products at a point in time upon delivery to our customers or distributors pursuant to the terms of the contract. Supply and maintenance contracts, for which consideration is primarily based on a fixed monthly fee, are considered stand-ready obligations, therefore control transfers and revenue is recognized over time over the term of the supply and maintenance period. Such contracts are generally short-term in nature. We also license our proprietary table games content, for which revenue is recognized at a point in time under the licensing of intellectual property guidance as such licenses are functional licenses.

Lottery Instant Products

Our instant products revenue is primarily generated under long-term contracts to supply instant products and provide related services to our Lottery customers. For instant products that are sold on a PPU and POS basis, we generally have a single performance obligation of a promise to supply the instant products. Control transfers and we recognize revenue from the sale of such instant products when the lotteries have taken delivery of shipments of instant products pursuant to the terms of the contract. For instant products that are sold on a POS basis, we are compensated based on retail sales, therefore the timing difference between the recognition of revenue, the billing of our customers and the receipt of payments depends on retail sales. Contract assets resulting from these contracts remain until we have the contractual ability to invoice and collect from customers (which occurs upon retail sales).

For our CSP contracts in which we perform all of the services necessary to operate the associated lottery’s integrated instant product operations and for which we are compensated based on retail sales, our single performance obligation is a promise to perform a series of stand-ready services to operate and manage instant gaming programs for the lotteries in their entirety. Revenue is recognized over time as measured by an appropriate measure of progress toward satisfying our performance obligation, which we have determined to be when a lottery retailer activates any associated instant tickets, as this is the point at which we have transferred control over the associated instant tickets and perform no more services related to such instant tickets.

The guidance in ASC 606 requires that we apply judgment to determine the timing of control transfer of performance obligations in our Lottery instant products contracts. For instant products that are sold under POS contracts, we generally have a single performance obligation of a promise to supply the instant products. The determination of when control transfers requires significant judgment because lotteries take delivery of shipments of instant products, but we retain the risk of such inventory until retail sales of such tickets takes place. We have determined control transfers upon delivery to a lottery-controlled warehouse, because we do not have the ability to direct the use of such instant products subsequent to delivery.
There was an $8.1 million increase in revenue in the three months ended March 31, 2018 associated with instant products sold on a POS basis, a $6.3 million increase in operating income and a corresponding decrease in net loss due to adopting the new revenue recognition guidance. Revenue from any tickets sold under these arrangements that were in the lottery distribution channel at December 31, 2017 will not be recognized as retail sales occur, as both the revenue value of such tickets and the historical cost of such inventory at December 31, 2017 was reflected directly into shareholders’ deficit at adoption. The adoption of ASC 606 related to inventory in the distribution channel at December 31, 2017 resulted in an increase to contract assets (included in Prepaid expenses, deposits and other current assets) totaling $52.0 million, a reduction to inventory totaling $33.0 million and a decrease to accumulated net loss totaling $19.0 million. The impact of ASC 606 on our March 31, 2018 consolidated balance sheet was a $38.3 million decrease to inventories and a $47.9 million increase to contract assets included in prepaid expenses, deposits and other current assets.
Lottery Systems

Our Lottery business segment offers our customers a number of related, value-added services as part of an integrated product offering. These services include lottery systems, including point-of-sale terminals and other equipment, software, data communication services and support and instant game validation systems, and software, hardware and related services for sports wagering and keno systems.

For our integrated lottery systems service contracts (described above), our single performance obligation is a promise to perform a series of stand-ready services to operate a fully-functional draw lottery. Revenue is recognized over time in an amount generally based on a percentage of sales of the related games, which represents our measure of progress toward satisfying our performance obligation.

For our perpetual licensing of customized lottery software contracts, we generally recognize revenue over time using costs incurred to date relative to total estimated completion costs to measure progress toward satisfying our performance obligations, which we believe best depicts the transfer of control to the customer.

Maintenance on lottery software and lottery terminals is considered a stand-ready obligation, with control transferring and revenue being recognized over time ratably over the maintenance and support period. If a lottery systems contract includes multiple promised goods and services, these contracts are accounted for as described in the "Contracts with Customers with Multiple Promised Goods and Services" section above.

Social Gaming

Social gaming revenues are generated from the sale of virtual coins, chips or bingo cards (collectively referred to as "virtual currency"), which players can use to play casino-style slot and table games or bingo games (i.e., spin in the case of slot games, bet in the case of table games and use of bingo cards in the case of bingo games). Control transfers and we recognize revenues from player purchases of virtual currency as the virtual currency is consumed for game play, which is based on a historical data analysis. Because we have control over the content and functionality of games before they are accessed by the end user, we have determined we are the principal and, as a result, revenues are recorded on a gross basis. Payment processing fees paid to platform providers (such as Facebook, Apple, Amazon and Google) on a revenue participation basis are recorded within cost of services.

Digital

Digital revenue is generated from professional services related to highly customized software design, development, licensing, maintenance and support services associated with a comprehensive suite of technology solutions, including sports books and betting markets across both fixed-odds and pari-mutuel betting styles. Additionally, through our integrated suite of various platform and technology solutions, we provide gaming operators optional portals for reporting and administrative functions, and access to a wide portfolio of content, including casino, lottery and bingo style games.
Determination of performance obligations and timing of the transfer of control vary based on the nature of the contract. Generally, these contracts contain multiple promises, including the following: (i) implementation of customized software solution and the associated software license; (ii) support services and unspecified software updates; (iii) professional development services; and (iv) access to the game content. Generally control transfers and we recognize revenue from the implementation of a customized software solution and the associated software license over time using costs incurred to date relative to total estimated completion costs to measure progress toward satisfying our performance obligations, which we believe best depicts the transfer of control to the customer. Support services and unspecified software updates are considered stand-ready obligations, therefore control transfers and revenue is recognized over time ratably over the term of the support period. Professional development services generally relate to post-go live development, and control transfers and revenue is recognized over time as services are rendered.
We also generate revenue from various content aggregation platforms, remote gaming servers, our SG Universe® platform and various other platforms, which deliver a wide spectrum of internally developed and branded games and popular third-party provided games to gaming operators. We provide daily access to these platforms and are typically compensated based on variable consideration, such as a percentage of net gaming revenue with variability generally resolved in the reporting period. All Digital revenue is classified as services revenue.
Contract Liabilities and Other Disclosures

The following table summarizes the activity in our contract liabilities for the reporting period:

Three Months Ended March 31,
2018
Contract liability balance, beginning of period(1)	$88.2
Liabilities recognized during the period	36.4
Amounts recognized in revenue from beginning balance	(25.0)
Contract liability balance, end of period(1)	$99.6
(1) Contract liabilities are included within accrued liabilities and other long-term liabilities in our consolidated balance sheet.

The timing of revenue recognition, billings and cash collections results in billed receivables, unbilled receivables (contract assets), and customer advances and deposits (contract liabilities) on our consolidated balance sheet. Other than contracts with customers with financing arrangements exceeding 12 months, revenue recognition is generally proximal to conversion to cash, except for Lottery instant products sold under percentage of sale contracts. As disclosed in "Lottery Instant Products" above, revenue is recognized for such contracts upon delivery to our customers, while conversion to cash is based on the retail sale of the underlying ticket to end consumers. As a result, revenue recognition under ASC 606 does not approximate conversion to cash in any periods post-adoption. Total revenue recognized under such contracts was $34.2 million in the three months ended March 31, 2018. The following table summarizes our opening and closing balances in these accounts (other than contract liabilities disclosed above):

	Receivables	Contract Assets(1)
Opening balance, January 1, 2018	$724.7	$66.4
Closing balance, March 31, 2018	731.1	89.2
(1) Contract assets are included primarily within prepaid expenses, deposits and other current assets in our March 31, 2018 consolidated balance sheet.
Other than acquired contract assets and receivables and assumed contract liabilities resulting from the NYX acquisition (described in Note 1), we did not have any changes in these balances other than normal, recurring activity during the interim period ended March 31, 2018.
As of March 31, 2018, other than as described above, we did not have material unsatisfied performance obligations for contracts expected to be long-term or contracts for which we recognize revenue at an amount other than for which we have the right to invoice for goods or services delivered or performed.
(3) Business Segments

In connection with the NYX acquisition (see Note 1), in the first quarter of 2018, we reviewed our operating and business segments in light of certain changes in the organizational and operational structure of the Company, including changes in financial information regularly reviewed by management, including our chief operating decision maker (CODM), who is also our Chief Executive Officer. Based on this review, we determined that our Social gaming business, previously included in our Interactive business segment, should be disclosed as a separate business segment and the remaining Interactive business integrated with the acquired NYX business, collectively forming the new Digital business segment. Business segment information for the three months ended March 31, 2017 has been recast to reflect these changes.
As a result of the above changes and starting with the first quarter of the 2018 reporting period, we report our operations in four business segments—Gaming, Lottery, Social and Digital—representing our different products and services. A detailed discussion regarding the products and services from which our Gaming and Lottery business segments generally derive their revenue is included in our 2017 10-K Note 2. Our Social business segment provides social gaming services through our own B2C applications. Our Digital business segment provides highly customizable software design, development, licensing, maintenance and support services from a comprehensive suite of technology solutions to enable our customers to operate sports books, including betting markets across both fixed-odds and pari-mutuel betting styles, a distribution platform, full gaming process support services, brand and player management, including SG Universe services, and RMG services to online casino operators through our remote game servers. The products and services from which each reportable segment derives its revenues are further discussed in Note 2.
In evaluating financial performance, operating income (loss) is our segment measure of profit or loss. The accounting policies of our business segments are the same as those described within the Notes in our 2017 10-K and in Note 1 and Note 2 (for revenue recognition) in this Quarterly Report on Form 10-Q. The following tables present our segment information:

	Three Months Ended March 31, 2018
	Gaming	Lottery	Social	Digital	Corporate(1)	Total
Total revenue	$443.0	$201.7	$97.4	$69.7	$—	$811.8
D&A	139.4	14.2	6.6	16.0	11.9	188.1
Restructuring and other	1.4	0.8	18.1	5.7	26.2	52.2
Operating income (loss)	72.1	61.1	(0.2)	(4.5)	(79.1)	49.4
Interest expense						(154.8)
Earnings from equity investments						7.3
Loss on debt financing transactions						(93.2)
Loss on remeasurement of debt						(1.1)
Other expense, net						(3.2)
Net loss before income taxes						(195.6)

Assets as of March 31, 2018	$5,321.3	$1,104.3	$202.6	$918.3	$190.7	$7,737.2
(1) Includes corporate amounts not allocated to the business segments.

	Three Months Ended March 31, 2017
	Gaming	Lottery	Social	Digital	Corporate(1)	Total
Total revenue	$440.0	$189.1	$80.2	$16.1	$—	$725.4
D&A	123.3	13.9	2.6	1.4	23.9	165.1
Restructuring and other	4.2	0.3	0.8	—	3.9	9.2
Operating income (loss)	77.5	56.1	13.5	3.7	(62.8)	88.0
Interest expense						(159.4)
Earnings from equity investments						9.5
Loss on debt financing transactions						(29.7)
Other income, net						7.5
Net loss before income taxes						(84.1)

Assets as of December 31, 2017	$5,401.6	$1,070.6	$219.1	$61.2	$972.8	$7,725.3
(1) Includes corporate amounts not allocated to the business segments.

The following table presents our recast quarterly selected segment financial data for 2017 and 2016:

	Recast Quarterly Segment Financial Data
	2017				2016
	March 31	June 30	September 30	December 31	March 31	June 30	September 30	December 31
Total revenue
Social	$80.2	$91.1	$95.1	$95.5	$60.2	$69.1	$70.3	$74.8
Digital	16.1	15.7	16.3	17.8	12.4	14.3	14.9	16.8
Previous Interactive Segment	$96.3	$106.8	$111.4	$113.3	$72.6	$83.4	$85.2	$91.6

Total operating income
Social	$13.5	$17.5	$12.2	$14.4	$11.0	$13.4	$8.1	$11.9
Digital	3.7	1.3	0.7	1.1	0.5	0.3	1.5	1.8
Previous Interactive Segment	$17.2	$18.8	$12.9	$15.5	$11.5	$13.7	$9.6	$13.7

(4) Restructuring and other
Restructuring and other includes charges or expenses attributable to: (i) employee severance; (ii) management restructuring and related costs; (iii) restructuring and integration; (iv) cost savings initiatives; (v) major litigation; and (vi) acquisition costs and other unusual items. The following table summarizes pre-tax restructuring and other costs for the periods presented:

	Three Months Ended March 31,
	2018	2017
Employee severance (1)	$5.1	$2.7
Acquisitions and related costs(2)	7.8	3.4
Contingent consideration adjustment(3)	18.0	—
Legal and related	16.0	—
Restructuring, integration and other	5.3	3.1
Total	$52.2	$9.2
(1) Inclusive of employee severance and termination costs associated with restructuring and integration activities.
(2) Three months ended March 31, 2018 includes $7.7 million related to the NYX acquisition.
(3) Represents contingent consideration fair value adjustment based on remeasurement as of March 31, 2018 (see Note 12).
(5) Accounts and Notes Receivable and Credit Quality of Receivables
Accounts and Notes Receivable
The following table summarizes the components of current and long-term accounts and notes receivable, net:

	March 31, 2018	December 31, 2017
Current:
Accounts receivable	$566.0	$551.5
Notes receivable	154.7	164.1
Allowance for doubtful accounts and notes	(34.4)	(31.2)
Current accounts and notes receivable, net	$686.3	$684.4
Long-term:
Notes receivable, net of allowance of $0.1 and $0.2	44.8	52.8
Total accounts and notes receivable, net	$731.1	$737.2
Credit Quality of Receivables
The interest rates on our outstanding receivables bearing interest ranged from 3.0% to 10.4% at March 31, 2018 and December 31, 2017.
We have certain concentrations of outstanding accounts and notes receivable in international locations that impact our assessment of the credit quality of those receivables. We monitor the macroeconomic and political environment in each of these locations in our assessment of the credit quality of our receivables. We have not identified changes in the aforementioned factors during the three months ended March 31, 2018 that require a reassessment of our receivable balances. The international locations with significant concentrations (generally deemed to be exceeding 10%) of our accounts and notes receivable are as follows:

•
Mexico - Our notes receivable, net, from certain customers in Mexico at March 31, 2018 was $25.1 million. We collected $10.1 million of outstanding receivables from these customers during the three months ended March 31, 2018.

•
Peru - Our notes receivable, net, from certain customers in Peru at March 31, 2018 was $17.3 million. We collected $3.1 million of outstanding receivables from these customers during the three months ended March 31, 2018.

•
Argentina - Our notes receivable, net, from customers in Argentina at March 31, 2018 was $26.3 million denominated in USD. Our customers are required to, and have continued to, pay us in pesos at the spot exchange rate on the date of payment. We collected $8.4 million of outstanding receivables from customers in Argentina during the three months ended March 31, 2018.

In addition to the macroeconomic and political factors noted above, we also evaluated recent payments, receivables aging, any additional security or collateral we had (bills of exchange, pledge agreements, etc.) and other facts and circumstances relevant to our customers' ability to pay.

The following summarizes the components of total notes receivable, net:

	March 31, 2018	Balances over 90 days past due	December 31, 2017	Balances over 90 days past due
Notes receivable:
Domestic	$78.7	$9.2	$93.5	$9.2
International	120.9	32.3	123.6	33.2
Total notes receivable	199.6	41.5	217.1	42.4

Notes receivable allowance
Domestic	(4.9)	(4.9)	(4.0)	(4.0)
International	(17.7)	(17.7)	(16.8)	(16.8)
Total notes receivable allowance	(22.6)	(22.6)	(20.8)	(20.8)
Notes receivable, net	$177.0	$18.9	$196.3	$21.6
At March 31, 2018, 10.7% of our total notes receivable, net, was past due by over 90 days, compared to 11.0% at December 31, 2017.
We evaluate our exposure to credit loss on notes receivable on both a collective and individual basis. In addition, we evaluate such notes receivable on a geographic basis and take into account any other factors (such as general economic conditions, other macroeconomic considerations, etc.) that could impact our collectability of notes receivable individually or in the aggregate. Accordingly, notes receivable may be evaluated under multiple methodologies, and the resulting allowance is not determined based on one specific methodology taking all factors into consideration. The activity in our allowance for notes receivable for each of the three month periods ended March 31, 2018 and 2017 is as follows:

	Three Months Ended March 31,
	2018	2017
Beginning allowance for notes receivable	$(20.8)	$(15.0)
Provision	(2.6)	(1.7)
Charge-offs and recoveries	0.8	0.4
Ending allowance for notes receivable	$(22.6)	$(16.3)

The fair value of notes receivable is estimated by discounting expected future cash flows using current interest rates at which similar loans would be made to borrowers with similar credit ratings and remaining maturities. As of March 31, 2018 and December 31, 2017, the fair value of notes receivable, net, approximated the carrying value due to contractual terms of notes receivable generally being under 24 months.

(6) Inventories
Inventories consisted of the following as of the dates presented below:

	March 31, 2018	December 31, 2017
Parts and work-in-process	$132.0	$128.7
Finished goods	99.2	114.4
Total inventories	$231.2	$243.1
Parts and work-in-process include parts for gaming machines, lottery terminals and instant lottery ticket materials, as well as labor and overhead costs for work-in-process associated with the manufacturing of instant lottery games and lottery terminals. Our finished goods inventory primarily consists of gaming machines for sale, instant products primarily for our Participation arrangements and our licensed branded merchandise.

(7) Property and Equipment, net

Property and equipment, net consisted of the following:

	March 31, 2018	December 31, 2017
Land	$20.8	$35.7
Buildings and leasehold improvements	122.2	183.6
Gaming and lottery machinery and equipment	992.3	962.2
Furniture and fixtures	33.5	33.2
Construction in progress	30.9	27.7
Other property and equipment	242.6	236.9
Less: accumulated depreciation	(937.0)	(911.1)
Total property and equipment, net	$505.3	$568.2
Depreciation expense is excluded from Cost of services, Cost of product sales, Cost of instant products and Other operating expenses and is separately presented within D&A.

	Three Months Ended
	March 31,
	2018	2017
Depreciation expense	$53.1	$66.9

Assets Held For Sale

As of March 31, 2018 we had $55.1 million of assets held for sale, and none as of December 31, 2017. Assets held for sale primarily relate to our Gaming business segment and consist of certain properties in Las Vegas, Nevada and Chicago, Illinois that are in the process of being sold as a result of our recent facility rationalization and integration activities. These assets held for sale are included within Prepaid expenses, deposits and other current assets and are reported at the lower of the carrying value or fair market value, less expected costs to sell. We measured the fair value of assets held for sale under a market approach and have categorized such measurements as Level 3 in the fair value hierarchy. Based on our fair value measurement as of March 31, 2018, the book value related to our assets held for sale was reduced by approximately $19.0 million, which was recorded within D&A.

(8) Intangible Assets, net and Goodwill
Intangible Assets, net
The following tables present certain information regarding our intangible assets as of March 31, 2018 and December 31, 2017.

	March 31, 2018			December 31, 2017
	Gross Carrying Value	Accumulated Amortization	Net Balance	Gross Carrying Value	Accumulated Amortization	Net Balance
Amortizable intangible assets:
Customer relationships	$1,101.8	$(237.4)	$864.4	$881.4	$(214.8)	$666.6
Intellectual property	938.3	(368.4)	569.9	788.1	(332.7)	455.4
Licenses	419.7	(222.1)	197.6	419.5	(206.9)	212.6
Brand names	125.8	(50.1)	75.7	125.7	(46.5)	79.2
Trade names	108.8	(16.6)	92.2	98.7	(14.7)	84.0
Patents and other	21.4	(12.4)	9.0	27.1	(14.5)	12.6
	2,715.8	(907.0)	1,808.8	2,340.5	(830.1)	1,510.4
Non-amortizable intangible assets:
Trade names	96.3	(2.1)	94.2	96.3	(2.1)	94.2
Total intangible assets	$2,812.1	$(909.1)	$1,903.0	$2,436.8	$(832.2)	$1,604.6

The following reflects intangible amortization expense included within D&A:

	Three Months Ended
	March 31,
	2018	2017
Amortization expense	$77.1	$61.9
Goodwill
Following the NYX acquisition, in the first quarter of 2018, we revised our operating segments as described in Note 3.
As a result of our resegmentation, we reviewed our operating segments in accordance with ASC 350 to determine if additional reporting units exist within our operating segments based on the availability of discrete financial information that is regularly reviewed by segment management. We determined that we have nine reporting units as of March 31, 2018: Instant Products, U.S. Lottery Systems, International Lottery Systems, SG Gaming, legacy U.K. Gaming, Casino Management Systems, Table Products, Social Gaming, and SG Digital. The change in our reporting units resulted in a reallocation of $116.9 million of Interactive reporting unit (reporting unit existent prior to the change) goodwill balance to the Social Gaming reporting unit with the remaining $7.5 million allocated to the SG Digital reporting unit, which allocation was determined based on a relative fair value approach in accordance with ASC 350.

The table below reconciles the change in the carrying value of goodwill by business segment for the period from
December 31, 2017 to March 31, 2018.

Goodwill	Gaming	Lottery	Interactive	Social	Digital	Totals
Balance as of December 31, 2017	$2,475.5	$356.2	$124.4	$—	$—	$2,956.1
Reporting unit reallocation adjustment	—	—	(124.4)	116.9	7.5	—
Acquired goodwill (1)	—	—	—	—	376.4	376.4
Foreign currency adjustments	20.3	1.5	—	—	18.2	40.0
Balance as of March 31, 2018	$2,495.8	$357.7	$—	$116.9	$402.1	$3,372.5
(1) Tentative and preliminary based on our preliminary purchase price allocation as described in Note 1.

(9) Software, net
Software, net consisted of the following:

	March 31, 2018	December 31, 2017
Software	$1,026.3	$1,003.2
Accumulated amortization	(698.5)	(663.8)
Software, net	$327.8	$339.4
The following reflects amortization of software included within D&A:

	Three Months Ended
	March 31,
	2018	2017
Amortization expense	$38.9	$36.3

(10) Equity Investments
Equity investments totaled $179.4 million and $253.9 million as of March 31, 2018 and December 31, 2017, respectively. We received distributions and dividends totaling $2.5 million and $3.7 million during the three months ended March 31, 2018 and 2017, respectively.

(11) Long-Term and Other Debt

February 2018 Refinancing Transaction
On February 14, 2018, we successfully completed a series of financing transactions, including a private offering of an additional $900.0 million principal amount of our 2025 Secured Notes, €325.0 million of new 2026 Secured Euro Notes and €250.0 million of new 2026 Unsecured Euro Notes, and an amendment to our credit agreement to refinance our existing term loan B-4 facility and increase the term loans outstanding by $900.0 million under a new term loan B-5 facility (collectively referred to as the "February 2018 Refinancing"). We used the net proceeds of the February 2018 Refinancing to redeem $2,100.0 million of our outstanding 2022 Secured Notes, prepay a portion of our revolver borrowings under our credit agreement and pay accrued and unpaid interest thereon plus related premiums, fees and expenses. In connection with the amendment to our credit agreement, the interest rate on our term loans was decreased from LIBOR plus 3.25% to LIBOR plus 2.75%. We also increased the amount of the revolving credit agreement by $24.0 million to $620.2 million through October 18, 2018, with a step-down in availability at that time to $445.7 million until the extended maturity on October 18, 2020.
In connection with the February 2018 Refinancing, we capitalized $25.8 million in financing costs presented primarily as a reduction to long-term debt.

Outstanding Debt and Capital Leases
The following table reflects our outstanding debt:

	As of
	March 31, 2018					December 31, 2017
	Final Maturity	Rate(s)	Face value	Unamortized debt discount/premium and deferred financing costs, net	Book value	Book value
Senior Secured Credit Facilities:
2018 Revolver, varying interest rate	2018	variable	$14.9	$—	$14.9	$100.5
2020 Revolver, varying interest rate	2020	variable	40.1	—	40.1	249.5
Term Loan B-4	2024	variable	—	—	—	3,193.6
Term Loan B-5	2024	variable	4,174.6	(80.9)	4,093.7	—
Senior Notes:
2022 Secured Notes	2022	7.000%	—	—	—	2,130.7
2025 Secured Notes(2)	2025	5.000%	1,250.0	(18.9)	1,231.1	343.7
2026 Secured Euro Notes(3)	2026	3.375%	403.3	(5.7)	397.6	—
Unsecured Notes	2022	10.000%	2,200.0	(28.4)	2,171.6	2,170.1
2026 Unsecured Euro Notes(3)	2026	5.500%	310.3	(4.4)	305.9	—
Subordinated Notes:
2020 Notes	2020	6.250%	243.5	(1.5)	242.0	241.8
2021 Notes	2021	6.625%	340.6	(4.4)	336.2	336.0
Capital lease obligations, 3.9% as of March 31, 2018 payable monthly through 2019	2019	3.900%	11.3	—	11.3	10.7
Total long-term debt outstanding			$8,988.6	$(144.2)	$8,844.4	$8,776.6
Less: current portion of long-term debt					(50.4)	(40.3)
Long-term debt, excluding current portion					$8,794.0	$8,736.3
Fair value of debt (1)			$9,130.0
(1) Fair value of our fixed rate and variable interest rate debt is classified within level 2 in the fair value hierarchy and has been calculated based on the quoted market prices of our securities.
(2) In connection with the February 2018 Refinancing, we entered into certain cross-currency interest rate swap agreements to achieve more attractive interest rates by effectively converting a portion of the fixed-rate, $460.0 million U.S. Dollar-denominated 2025 Secured Notes, including the semi-annual interest payments through October 2023, to a fixed-rate Euro-denominated debt, with a fixed annual weighted average interest rate of approximately 2.946%. These cross-currency swaps have been designated as a hedge of our net investment in certain subsidiaries.

(3) We designated a portion of our 2026 Secured Euro Notes as a net investment non-derivative hedge of our investments in certain of our international subsidiaries that use the Euro as their functional currency in order to reduce the volatility in our operating results caused by the change in foreign currency exchange rates of the Euro relative to the U.S. Dollar (see Note 12 for additional information).

We were in compliance with the financial covenants under our debt agreements as of March 31, 2018.
Term Loan B-5

The new term B-5 loans that were entered into as part of the February 2018 Refinancing mature in August 2024 and will amortize in quarterly installments in an amount equal to 1.00% per annum of the stated principal amount thereof, with the remaining balance due at final maturity. The applicable margin for the new term B-5 loans is 2.75% per annum for eurocurrency (LIBOR) loans and 1.75% per annum for base rate loans, compared to 3.25% per annum for eurocurrency (LIBOR) loans and 2.25% per annum for base rate loans under the previous term B-4 loan facility.

2026 Secured and Unsecured Euro Notes

In connection with the February 2018 Refinancing, SGI issued €325.0 million aggregate principal amount of its new 2026 Secured Euro Notes and €250.0 million aggregate principal amount of its new 2026 Unsecured Euro Notes. Interest on both of these notes is payable semiannually in arrears on February 15 and August 15 of each year, beginning on August 15, 2018. Both issuances were made at a price equal to 100.0% of the principal amount.

The 2026 Secured Euro Notes were issued pursuant to an indenture dated as of February 14, 2018 (the "2026 Secured Notes Indenture"). SGI may redeem some or all of the 2026 Secured Euro Notes at any time prior to February 15, 2021 at a redemption price equal to 100% of the principal amount of the 2026 Secured Euro Notes plus accrued and unpaid interest, if any, to the date of redemption plus a "make whole" premium. SGI may redeem some or all of the 2026 Secured Euro Notes at any time on or after February 15, 2021 at the prices specified in the 2026 Secured Notes indenture.

The 2026 Secured Euro Notes are senior secured obligations of SGI and are equally and ratably secured with SGI’s obligations under the credit agreement and the 2025 Secured Notes. The 2026 Secured Euro Notes are equal in rank to all of SGI’s existing and future senior debt and rank senior to all of SGI's existing and future senior subordinated debt. The 2026 Secured Euro Notes are guaranteed on a senior secured basis by SGC and all of its wholly owned U.S. subsidiaries (other than SGI, the unrestricted social gaming business entities and immaterial subsidiaries). The 2026 Secured Euro Notes are structurally subordinated to all of the liabilities of our non-guarantor subsidiaries.

The 2026 Unsecured Euro Notes were issued pursuant to an indenture dated as of February 14, 2018 (the "2026 Unsecured Notes Indenture"). SGI may redeem some or all of the 2026 Unsecured Euro Notes at any time prior to February 15, 2021 at a redemption price equal to 100% of the principal amount of the 2026 Unsecured Euro Notes plus accrued and unpaid interest, if any, to the date of redemption plus a "make whole" premium. SGI may redeem some or all of the 2026 Unsecured Euro Notes at any time on or after February 15, 2021 at the prices specified in the 2026 Unsecured Notes indenture.

The 2026 Unsecured Euro Notes are senior unsecured obligations of SGI and rank equally to all of SGI’s existing and future senior debt and rank senior to all of SGI's existing and future senior subordinated debt. The 2026 Unsecured Euro Notes are guaranteed on a senior unsecured basis by SGC and all of its wholly owned U.S. subsidiaries (other than SGI, the unrestricted social gaming business entities and immaterial subsidiaries). The 2026 Unsecured Euro Notes are structurally subordinated to all of the liabilities of our non-guarantor subsidiaries.

Effective April 30, 2018, the 2026 Secured Euro Notes and 2026 Unsecured Euro Notes are listed on the Official List of The International Stock Exchange, and we expect that they will remain listed through their maturity.

2025 Senior Secured Notes

In connection with the February 2018 Refinancing, SGI issued $900.0 million in aggregate principal amount of additional 2025 Secured Notes under the existing indenture governing the 2025 Secured Notes. Therefore the additional 2025 Secured Notes have the same terms as the previously issued $350.0 million in aggregate principal amount of 2025 Secured Notes initially issued in October 2017 except for the issue date and offering price. The additional 2025 Secured Notes and the initial 2025 Secured Notes are treated as a single series of debt securities for all other purposes under the indenture governing the 2025 Secured Notes.

For additional information regarding terms of our credit agreement and 2025 Secured Notes, see Note 16 (Long-Term and Other Debt) in our 2017 10-K.

Loss on Debt Financing Transactions

The following are components of the loss on debt financing transactions resulting from debt extinguishment and modification accounting for the three months ended March 31, 2018 and 2017:

	Three Months Ended March 31,
	2018	2017
Repayment and cancellation of principal balance at premium	$110.3	$—
Unamortized debt (premium) discount and deferred financing costs, net	(29.8)	25.8
Third party debt issuance fees	12.7	3.9
Total loss on debt financing transactions	$93.2	$29.7

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
Derivative Financial Instruments

We record derivative financial instruments on the balance sheet at their respective fair values. As described in Note 1, during the first quarter of 2018, we adopted ASU 2017-12. As of March 31, 2018, we held the following derivative instruments that were accounted for pursuant to ASC 815:

Interest Rate Swap Contracts

We currently use interest rate swap contracts as described below to mitigate gains or losses associated with the change in expected cash flows due to fluctuations in interest rates on our variable rate debt. Our interest rate swaps that we held as of December 31, 2017 expired in January 2018.
In February 2018, we entered into interest rate swap contracts to hedge a portion of our interest expense associated with our variable rate debt to effectively fix the interest rate that we pay. These interest rate swap contracts are designated as cash flow hedges under ASC 815. We pay interest at a weighted-average fixed rate of 2.4418% and receive interest at a variable rate equal to one-month LIBOR. The total notional amount of interest rate swaps outstanding was $800.0 million as of March 31, 2018. These hedges mature in February 2022.
These hedges are highly effective in offsetting changes in our future expected cash flows due to the fluctuation in the one-month LIBOR rate associated with our variable rate debt. Going forward, we expect to qualitatively monitor the effectiveness of these hedges on a quarterly basis in accordance with ASU 2017-12. As a result of the effective matching of the critical terms on our variable rate interest expense being hedged to the hedging instruments being used, we expect these hedges to remain highly effective.
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
The following table shows the gains and interest expense recognized on our interest rate swap contracts:

	Three Months Ended
	March 31,
	2018	2017
Gains recorded in accumulated other comprehensive loss, net of tax	$(2.6)	$(2.8)
Interest expense recorded related to interest rate swap contracts	0.5	2.1
Ineffectiveness recorded in interest expense	—	0.6
We do not expect to reclassify material amounts from accumulated other comprehensive loss to interest expense in the next twelve months.

The following table shows the effect of interest rate swap contracts designated as cash flow hedges on the consolidated statements of operations and comprehensive loss:

Three Months Ended
March 31,
2018
Interest expense
Total amounts of expense line item presented in the statements of operations and comprehensive loss in which the effects of cash flow hedges are recorded	$(154.8)
Hedged item	(1.6)
Derivative designated as hedging instrument	1.1

Cross-Currency Interest Rate Swaps
In connection with the February 2018 Refinancing (see Note 11), we entered into certain cross-currency interest rate swap agreements to achieve more attractive interest rates by effectively converting $460.0 million of our fixed-rate U.S. Dollar-denominated 2025 Secured Notes, including the semi-annual interest payments through October 2023, to fixed-rate Euro-denominated debt, with a fixed annual weighted average interest rate of approximately 2.946%. We have designated these cross-currency interest rate swap agreements as a net investment hedge of our investments in certain of our international subsidiaries that use the Euro as their functional currency in order to reduce the volatility in our operating results caused by the changes in foreign currency exchange rates of the Euro relative to the U.S. Dollar.
We use the spot method to measure the effectiveness of our net investment hedge. Under this method, for each reporting period, the change in the fair value of the $460.0 million cross-currency interest rate swaps is reported in foreign currency translation gain (loss) in Accumulated Other Comprehensive Loss. The cross-currency basis spread (along with other components of the cross-currency swap's fair value excluded from the spot method effectiveness assessment) are amortized and recorded to interest expense. We evaluate the effectiveness of our net investment hedge at the beginning of each quarter.

The following table shows the fair value of our hedges:

	Balance Sheet Line Item	March 31, 2018	December 31, 2017
Interest rate swaps (1)(3)	Other assets/(accrued liabilities)	$2.6	$(0.2)
Cross-currency interest rate swaps(2)(3)	Other long-term liabilities	20.8	—
(1) The respective gain of $2.6 million for the quarter ended March 31, 2018 is reflected in Derivative financial instrument unrealized gain, net of tax in Other comprehensive income.
(2) The respective loss of $20.8 million for the quarter ended March 31, 2018 is reflected in Foreign currency translation loss in Other comprehensive income.
(3) The inputs used to measure the fair value of our interest rate swap contracts are categorized as Level 2 in the fair value hierarchy.

Net Investment Non-derivative Hedge - 2026 Secured Euro Notes
In February 2018, we designated $125.0 million of our 2026 Secured Euro Notes as a net investment non-derivative hedge of our investments in certain of our international subsidiaries that use the Euro as their functional currency in order to reduce the volatility in our results caused by the changes in foreign currency exchange rates of the Euro relative to the U.S. Dollar.

We use the spot method to measure the effectiveness of our net investment non-derivative hedge. Under this method, for each reporting period, the change in the hedged portion of the carrying value of the 2026 Secured Euro Notes due to remeasurement is reported in foreign currency translation gain (loss) in Other comprehensive income, and the remaining remeasurement change is recognized in Loss on remeasurement of debt in our consolidated statements of operations and comprehensive loss. We evaluate the effectiveness of our net investment non-derivative hedge at the beginning of each quarter and the inputs used to measure the fair value of this non-derivative hedge are categorized as Level 2 in the fair value hierarchy.
Contingent Considerations

In connection with our 2017 acquisitions, we have recorded certain contingent considerations, of which the values are primarily based on reaching certain earnings-based metrics, with a maximum payout of up to $38.5 million. The related liabilities were recorded at fair value on the acquisition date as part of the consideration transferred and are remeasured each reporting period. The inputs used to measure the fair value of our contingent considerations are categorized as Level 3 in the fair value hierarchy.

Based on the first quarter of 2018 remeasurement and as a result of changes in significant unobservable inputs primarily consisting of projected earnings-based measures and probability of achievement (categorized as Level 3 in the hierarchy as established by ASC 820), we increased the fair value of certain long-term contingent consideration by $18.0 million, which change was included in Restructuring and other. Contingent considerations as of March 31, 2018 and December 31, 2017 were $25.5 million and $7.5 million, respectively, and are primarily included in other long-term liabilities.

We did not have assets and liabilities measured at fair value on a non-recurring basis as of March 31, 2018 other than those acquired as a part of the NYX acquisition (see Note 1) and the fair value of assets held for sale (see Note 7).
(13) Stockholders' Deficit
Stock Based Compensation
The following reflects total stock-based compensation expense recognized under all programs:

	Three Months Ended
	March 31,
	2018	2017
Related to stock options	$1.4	$0.2
Related to RSUs	7.4	5.7
Total	$8.8	$5.9

(14) Income Taxes
As of each reporting date, management considers new evidence, both positive and negative, that could affect its view of the future realization of deferred tax assets. Based upon the evaluation of all available evidence, and considering the projected U.S. pre-tax losses for 2018, a valuation allowance has been maintained for the U.S. operations as of March 31, 2018. We maintained other valuation allowances for certain non-U.S. jurisdictions with cumulative losses.

The effective income tax rates for the three months ended March 31, 2018 were (3.2)%, and (19.9)% for the three months ended March 31, 2017 and were determined using an estimated annual effective tax rate after considering any discrete items for such periods. Due to a valuation allowance against our U.S. deferred tax assets, the effective tax rate for the three months ended March 31, 2018 does not include the benefit of the current year U.S. tax losses. In the three months ended March 31, 2017, we recorded an overall tax expense due to the application of a full valuation allowance against the U.S. pre-tax losses coupled with a tax expense on foreign pre-tax earnings. The change in the effective tax rates relates primarily to the overall mix of income in our foreign jurisdictions.

As disclosed in our 2017 10-K Note 21, our accounting for the Tax Cuts and Jobs Act (the "Tax Act") is incomplete; however, we were able to reasonably estimate certain effects, and consequently we recorded provisional adjustments associated with: (1) impact on deferred tax assets (DTAs) and deferred tax liabilities (DTLs) from reduction of U.S. federal corporate income tax rate; (2) the deemed repatriation transition tax; and (3) impact on valuation allowances. Additionally, as disclosed in our 2017 10-K Note 21, we were not yet able to reasonably estimate the effects of the Tax Act for the Global Intangible Low Income Tax (GILTI). There were no changes to these items during the first quarter of 2018, as we continue to evaluate the impacts of the Tax Act.

Because of the complexity of the new GILTI tax rules, we are continuing to evaluate this provision of the Tax Act and the application of ASC 740. Under U.S. GAAP, we are allowed to make an accounting policy election of either (1) treating taxes due on future U.S. inclusions in taxable income related to GILTI as a current-period expense when incurred (the “period cost method”) or (2) factoring such amounts into our measurement of deferred taxes (the “deferred method”). Our selection of an accounting policy related to the new GILTI tax rules will depend, in part, on analyzing projections of our global overall mix of income to determine whether we expect to have future U.S. inclusions in taxable income related to GILTI and, if so, the expected impact. Because whether we expect to have future U.S. inclusions in taxable income related to GILTI depends on a number of different aspects of our estimated future global overall mix of income, we are not yet able to reasonably estimate the long-term effects of this provision of the Tax Act; therefore, we have not recorded any potential deferred tax effects related to GILTI in the consolidated financial statements and have not made a policy decision regarding whether to record deferred taxes on GILTI or to use the period cost method. We expect to complete our accounting within the prescribed measurement period.

(15) Litigation
We are involved in various routine and other specific legal proceedings, including the following which are described in Note 22 within our 2017 10-K: Colombia litigation and SNAI litigation. There have been no material changes to these matters since the 2017 10-K was filed with the SEC, except as described below.
We record an accrual for legal contingencies when it is both probable that a liability has been incurred and the amount or range of the loss can be reasonably estimated (although, as discussed below, there may be an exposure to loss in excess of the accrued liability). We evaluate our accruals for legal contingencies at least quarterly and, as appropriate, establish new accruals or adjust existing accruals to reflect (1) the facts and circumstances known to us at the time, including information regarding negotiations, settlements, rulings and other relevant events and developments, (2) the advice and analyses of counsel and (3) the assumptions and judgment of management. Legal costs associated with our legal proceedings are expensed as incurred. We had accrued liabilities of $20.3 million and $4.7 million for all of our legal matters that were contingencies as of March 31, 2018 and December 31, 2017, respectively.
Substantially all of our legal contingencies are subject to significant uncertainties and, therefore, determining the likelihood of a loss and/or the measurement of any loss involves a series of complex judgments about future events. Consequently, the ultimate outcomes of our legal contingencies could result in losses in excess of amounts we have accrued. We may be unable to estimate a range of possible losses for some matters pending against us or our subsidiaries, even when the amount of damages claimed against us or our subsidiaries is stated because, among other things: (1) the claimed amount may be exaggerated or unsupported; (2) the claim may be based on a novel legal theory or involve a large number of parties; (3) there may be uncertainty as to the likelihood of a class being certified or the ultimate size of the class; (4) there may be uncertainty as to the outcome of pending appeals or motions; (5) the matter may not have progressed sufficiently through discovery or there may be significant factual or legal issues to be resolved or developed; and/or (6) there may be uncertainty as to the enforceability of legal judgments and outcomes in certain jurisdictions. Other matters have progressed sufficiently that we are able to estimate a range of possible loss. For those legal contingencies disclosed in Note 22 in our 2017 10-K and this Note 12 as well as those related to the previously disclosed settlement agreement entered into in February 2015 with SNAI S.p.a., as to which a loss is reasonably possible, whether in excess of a related accrued liability or where there is no accrued liability, and for which we are able to estimate a range of possible loss, the current estimated range is up to approximately $14.9 million in excess of the accrued liabilities (if any) related to those legal contingencies. This aggregate range represents management’s estimate of additional possible loss in excess of the accrued liabilities (if any) with respect to these matters based on currently available information, including any damages claimed by the plaintiffs, and is subject to significant judgment and a variety of assumptions and inherent uncertainties. For example, at the time of making an estimate, management may have only preliminary, incomplete, or inaccurate information about the facts underlying a claim; its assumptions about the future rulings of the court or other tribunal on significant issues, or the behavior and incentives of adverse parties, regulators, indemnitors or co‑defendants, may prove to be wrong; and the outcomes it is attempting to predict are often not amenable to the use of statistical or other quantitative analytical tools. In addition, from time to time an outcome may occur that management had not accounted for in its estimate because it had considered that outcome to be remote. Furthermore, as noted above, the aggregate range does not include any matters for which we are not able to estimate a range of possible loss. Accordingly, the estimated aggregate range of possible loss does not represent our maximum loss exposure. Any such losses could have a material adverse impact on our results of operations, cash flows or financial condition. The legal proceedings underlying the estimated range will change from time to time, and actual results may vary significantly from the current estimate.

Shuffle Tech Matter
In April 2015, Shuffle Tech International, LLC, Aces Up Gaming, Inc. and Poydras-Talrick Holdings LLC brought a civil action in the United States District Court for the Northern District of Illinois against the Company, Bally Technologies, Inc., and Bally Gaming, Inc., alleging monopolization of the market for card shufflers in violation of federal antitrust laws, fraudulent procurement of patents on card shufflers, unfair competition and deceptive trade practices. Specifically, the plaintiffs claim that the defendants used certain shuffler patents in a predatory manner to create and maintain a monopoly in the relevant shuffler market. The plaintiffs’ complaint seeks no less than $100.0 million in compensatory damages (which is subject to trebling), attorneys’ fees and costs, as well as injunctive and declaratory relief. In June 2015, the defendants filed a motion to dismiss. In October 2015, the district court dismissed all of the plaintiffs’ claims against the defendants with prejudice, except for the claims of violation of antitrust laws related to the fraudulent procurement of patents on card shufflers. In September 2017, the district court denied defendants’ motion for summary judgment, and the matter was scheduled for trial for May 2018.  On April 23, 2018, a court-ordered settlement conference before a magistrate judge was held, but no settlement was reached.  On April 25, 2018, plaintiffs filed with the U.S. District Court an itemization of claimed damages, pursuant to which the plaintiffs, at trial, will seek to recover compensatory damages ranging from $105.2 million to $139.5 million (which is subject to trebling), and also their reasonable attorneys’ fees and costs. Trial continues to be scheduled for May 22 - June 8, 2018. We are unable at this time to estimate a range of reasonably possible losses above the amount we have accrued for this matter due to the complexity of the plaintiffs’ claims, and the unpredictability of the outcome of the proceedings in the district court, and on any appeal therefrom.

Washington State Matter
On April 17, 2018, plaintiff Sheryl Fife filed a putative class action against Scientific Games Corporation in the United States District Court for the Western District of Washington. In her complaint, plaintiff seeks to represent a putative class of all persons in the State of Washington who purchased and allegedly lost chips playing Scientific Games’ online social casino games, including but not limited to Jackpot Party® Social Casino and Gold Fish® Casino. The complaint asserts claims for alleged violations of Washington's Recovery of Money Lost at Gambling Act, Washington's consumer protection statute, and for unjust enrichment, and seeks unspecified money damages (including treble damages as appropriate), the award of reasonable attorneys’ fees and costs, pre- and post-judgment interest, and injunctive and/or declaratory relief.
For additional information regarding our pending litigation matters, see Note 22 in our 2017 10-K.

(16) Financial Information for Guarantor Subsidiaries and Non-Guarantor Subsidiaries
We conduct substantially all of our business through our U.S. and foreign subsidiaries. As of March 31, 2018, SGI's obligations under the 2020 Notes, the 2021 Notes, the 2025 Secured Notes, the 2026 Secured Euro Notes, the Unsecured Notes and the 2026 Unsecured Euro Notes were fully and unconditionally and jointly and severally guaranteed by SGC and the Guarantor Subsidiaries other than SGI. We redeemed all of the outstanding 2022 Secured Notes during the first quarter of 2018, which were previously issued by SGI and fully and unconditionally and jointly and severally guaranteed by SGC and the Guarantor Subsidiaries other than SGI. The guarantees of our 2022 Secured Notes were released in connection with the redemption of the 2022 Secured Notes. We redeemed all of the outstanding 2018 Notes on March 17, 2017, which were previously issued by SGC and fully and unconditionally and jointly and severally guaranteed by the Guarantor Subsidiaries. The guarantees of our 2020 Notes, 2021 Notes, 2025 Secured Notes, 2026 Secured Euro Notes, Unsecured Notes, and 2026 Unsecured Euro Notes will terminate under the following customary circumstances: (1) the sale or disposition of the capital stock of the guarantor (including by consolidation or merger of the guarantor into another person); (2) the liquidation or dissolution of the guarantor; (3) the defeasance or satisfaction and discharge of the notes; (4) the release of the guarantor from any guarantees of indebtedness of SGC and SGI; and (5) the proper designation of the guarantor as an unrestricted subsidiary pursuant to the indenture governing the respective Notes.

Presented below is condensed consolidating financial information for (1) SGC, (2) SGI, (3) the Guarantor Subsidiaries and (4) the Non-Guarantor Subsidiaries as of March 31, 2018 and December 31, 2017 and for the three months ended March 31, 2018 and 2017. The condensed consolidating financial information has been presented to show the nature of assets held, results of operations and cash flows of SGC, SGI, the Guarantor Subsidiaries and the Non-Guarantor Subsidiaries assuming the current guarantee structures of the 2018 Notes, the 2020 Notes, the 2021 Notes, the 2022 Secured Notes, the Unsecured Notes, the 2025 Secured Notes, the 2026 Secured Euro Notes, and the 2026 Unsecured Euro Notes were in effect at the beginning of the periods presented.
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

SCIENTIFIC GAMES CORPORATION AND SUBSIDIARIES
SUPPLEMENTAL CONDENSED CONSOLIDATING BALANCE SHEET
As of March 31, 2018

	SGC (Parent)	SGI (Issuer1)	Guarantor Subsidiaries	Non-Guarantor Subsidiaries	Eliminating Entries	Consolidated
Assets
Cash and cash equivalents	$40.7	$—	$—	$74.8	$(5.6)	$109.9
Restricted cash	—	0.7	29.2	4.2	—	34.1
Accounts receivable, net	—	65.0	190.3	300.0	(1.2)	554.1
Notes receivable, net	—	—	115.2	17.0	—	132.2
Inventories	—	28.0	91.2	135.4	(23.4)	231.2
Prepaid expenses, deposits and other current assets	11.7	63.5	95.4	80.3	(1.2)	249.7
Property and equipment, net	26.9	94.8	228.1	182.6	(27.1)	505.3
Investment in subsidiaries	3,063.8	902.7	1,106.4	—	(5,072.9)	—
Goodwill	—	240.2	1,886.0	1,246.3	—	3,372.5
Intangible assets, net	13.3	34.7	1,299.0	556.0	—	1,903.0
Intercompany balances	—	5,832.2	—	—	(5,832.2)	—
Software, net	65.0	31.0	180.3	51.5	—	327.8
Other assets(2)	234.7	421.1	54.5	214.6	(607.5)	317.4
Total assets	$3,456.1	$7,713.9	$5,275.6	$2,862.7	$(11,571.1)	$7,737.2
Liabilities and stockholders' (deficit) equity
Current portion of long-term debt	$—	$41.7	$—	$8.7	$—	$50.4
Other current liabilities	87.8	180.0	230.7	245.3	(37.9)	705.9
Long-term debt, excluding current portion	—	8,791.4	—	2.6	—	8,794.0
Other long-term liabilities	128.3	30.9	620.9	202.3	(599.4)	383.0
Intercompany balances	5,436.1	—	59.7	336.4	(5,832.2)	—
Stockholders' (deficit) equity	(2,196.1)	(1,330.1)	4,364.3	2,067.4	(5,101.6)	(2,196.1)
Total liabilities and stockholders' (deficit) equity	$3,456.1	$7,713.9	$5,275.6	$2,862.7	$(11,571.1)	$7,737.2

(1) Issuer of obligations under the 2020 Notes, the 2021 Notes, the 2022 Secured Notes, which were redeemed in March 2018, the Unsecured Notes, the 2025 Secured Notes, which were issued in October 2017, and the 2026 Secured Euro Notes and 2026 Unsecured Euro Notes, which were issued in February 2018.
(2) Includes $15.0 million and $0.7 million in non-current restricted cash for Guarantor Subsidiaries and Non-Guarantor Subsidiaries, respectively.

SCIENTIFIC GAMES CORPORATION AND SUBSIDIARIES
SUPPLEMENTAL CONDENSED CONSOLIDATING BALANCE SHEET
As of December 31, 2017

	SGC (Parent)	SGI (Issuer1)	Guarantor Subsidiaries	Non-Guarantor Subsidiaries	Eliminating Entries	Consolidated
Assets
Cash and cash equivalents	$732.6	$—	$—	$59.4	$(3.2)	$788.8
Restricted cash	—	0.6	28.3	0.1	—	29.0
Accounts receivable, net	0.4	68.1	192.6	279.8	—	540.9
Notes receivable, net	—	—	121.1	22.4	—	143.5
Inventories	—	40.7	91.8	131.8	(21.2)	243.1
Prepaid expenses, deposits and other current assets	6.5	30.3	41.6	52.7	—	131.1
Property and equipment, net	28.8	91.5	295.6	179.9	(27.6)	568.2
Investment in subsidiaries	3,098.7	867.9	987.7	—	(4,954.3)	—
Goodwill	—	240.3	1,880.4	835.4	—	2,956.1
Intangible assets, net	15.7	34.9	1,335.3	218.7	—	1,604.6
Intercompany balances	—	5,889.8	—	222.5	(6,112.3)	—
Software, net	67.2	24.7	199.0	48.5	—	339.4
Other assets(2)	234.4	388.8	62.0	270.3	(574.9)	380.6
Total assets	$4,184.3	$7,677.6	$5,235.4	$2,321.5	$(11,693.5)	$7,725.3
Liabilities and stockholders' (deficit) equity
Current portion of long-term debt	$—	$32.8	$—	$7.5	$—	$40.3
Other current liabilities	67.6	199.0	254.2	206.4	(27.7)	699.5
Long-term debt, excluding current portion	—	8,733.0	—	3.3	—	8,736.3
Other long-term liabilities	68.8	11.3	650.3	110.9	(565.1)	276.2
Intercompany balances	6,074.9	—	37.4	—	(6,112.3)	—
Stockholders' (deficit) equity	(2,027.0)	(1,298.5)	4,293.5	1,993.4	(4,988.4)	(2,027.0)
Total liabilities and stockholders' (deficit) equity	$4,184.3	$7,677.6	$5,235.4	$2,321.5	$(11,693.5)	$7,725.3

(1) Issuer of obligations under the 2020 Notes, the 2021 Notes, the 2022 Secured Notes, the 2025 Secured Notes and the Unsecured Notes.
(2) Includes $16.1 million and $0.7 million in non-current restricted cash for Guarantor Subsidiaries and Non-Guarantor Subsidiaries, respectively.

SCIENTIFIC GAMES CORPORATION AND SUBSIDIARIES
SUPPLEMENTAL CONDENSED CONSOLIDATING STATEMENT OF
OPERATIONS AND COMPREHENSIVE (LOSS) INCOME
Three Months Ended March 31, 2018

	SGC (Parent)	SGI (Issuer1)	Guarantor Subsidiaries	Non-Guarantor Subsidiaries	Eliminating Entries	Consolidated
Revenue	$—	$129.6	$386.9	$368.9	$(73.6)	$811.8
Cost of services, cost of product sales and cost of instant products (2)	—	86.3	118.4	153.1	(61.1)	296.7
SG&A	37.8	10.9	57.4	78.8	(13.3)	171.6
R&D	—	0.4	22.9	30.5	—	53.8
D&A	9.2	7.6	126.1	48.4	(3.2)	188.1
Restructuring and other	26.1	0.8	1.5	23.8	—	52.2
Operating (loss) income	(73.1)	23.6	60.6	34.3	4.0	49.4
Interest expense	—	(154.4)	—	(0.4)	—	(154.8)
Loss on debt financing transactions	—	(93.2)	—	—	—	(93.2)
Other income (expense), net	15.6	136.1	(132.9)	(15.8)	—	3.0
Net (loss) income before equity in income of subsidiaries and income taxes	(57.5)	(87.9)	(72.3)	18.1	4.0	(195.6)
Equity in (loss) income of subsidiaries	(83.9)	3.6	10.4	—	69.9	—
Income tax (expense) benefit	(60.4)	33.2	25.3	(4.3)	—	(6.2)
Net (loss) income	$(201.8)	$(51.1)	$(36.6)	$13.8	$73.9	$(201.8)

Other comprehensive income	52.1	(17.1)	22.4	73.1	(78.4)	52.1
Comprehensive (loss) income	$(149.7)	$(68.2)	$(14.2)	$86.9	$(4.5)	$(149.7)

(1) Issuer of obligations under the 2020 Notes, the 2021 Notes, the 2022 Secured Notes, which were redeemed in March 2018, the Unsecured Notes, the 2025 Secured Notes, which were issued in October 2017, and the 2026 Secured Euro Notes and 2026 Unsecured Euro Notes, which were issued in February 2018.
(2) Exclusive of D&A.

SCIENTIFIC GAMES CORPORATION AND SUBSIDIARIES
SUPPLEMENTAL CONDENSED CONSOLIDATING STATEMENT OF
OPERATIONS AND COMPREHENSIVE INCOME (LOSS)
Three Months Ended March 31, 2017

	SGC (Parent)	SGI (Issuer1)	Guarantor Subsidiaries	Non-Guarantor Subsidiaries	Eliminating Entries	Consolidated
Revenue	$—	$118.0	$399.8	$264.6	$(57.0)	$725.4
Cost of services, cost of product sales and cost of instant products (2)	—	82.9	123.7	121.8	(48.4)	280.0
SG&A	29.7	9.5	48.8	62.4	(9.7)	140.7
R&D	0.5	1.4	34.2	6.3	—	42.4
D&A	20.3	7.5	111.9	27.8	(2.4)	165.1
Restructuring and other	3.8	0.2	4.2	1.0	—	9.2
Operating (loss) income	(54.3)	16.5	77.0	45.3	3.5	88.0
Interest expense	(4.5)	(154.6)	—	(0.3)	—	(159.4)
Loss on early extinguishment of debt	(1.1)	(28.6)	—	—	—	(29.7)
Other (expense) income, net	(20.8)	50.7	(25.5)	12.6	—	17.0
Net (loss) income before equity in income of subsidiaries and income taxes	(80.7)	(116.0)	51.5	57.6	3.5	(84.1)
Equity in income of subsidiaries	4.7	17.3	15.4	—	(37.4)	—
Income tax (expense) benefit	(24.8)	43.4	(20.6)	(14.7)	—	(16.7)
Net (loss) income	$(100.8)	$(55.3)	$46.3	$42.9	$(33.9)	$(100.8)

Other comprehensive (loss) income	36.1	4.0	21.5	29.5	(55.0)	36.1
Comprehensive (loss) income	$(64.7)	$(51.3)	$67.8	$72.4	$(88.9)	$(64.7)

(1) Issuer of obligations under the 2020 Notes, the 2021 Notes, the 2022 Secured Notes, which were redeemed in March 2018, the Unsecured Notes and the 2025 Secured Notes, which were issued in October 2017.
(2) Exclusive of D&A.

SCIENTIFIC GAMES CORPORATION AND SUBSIDIARIES
SUPPLEMENTAL CONDENSED CONSOLIDATING STATEMENT OF CASH FLOWS
Three Months Ended March 31, 2018

	SGC (Parent)	SGI (Issuer1)	Guarantor Subsidiaries	Non-Guarantor Subsidiaries	Eliminating Entries	Consolidated
Net cash (used in) provided by operating activities	$(32.0)	$(25.4)	$34.3	$55.4	$(2.4)	$29.9
Cash flows from investing activities:
Capital expenditures	(7.9)	(17.1)	(44.5)	(18.5)	—	(88.0)
Acquisitions of businesses and assets, net of cash acquired	—	—	(9.6)	(264.5)	—	(274.1)
Distributions of capital from equity investments	—	—	—	1.5	—	1.5
Other, principally change in intercompany investing activities	—	74.0	—	—	(74.0)	—
Net cash (used in) provided by investing activities	(7.9)	56.9	(54.1)	(281.5)	(74.0)	(360.6)
Cash flows from financing activities:
Proceeds net of payments on long-term debt	—	7.1	—	(1.8)	—	5.3
Repayment of assumed NYX debt	—	—	—	(288.2)	—	(288.2)
Payments of debt issuance and deferred financing costs	—	(38.5)	—	—	—	(38.5)
Payments on license obligations	(6.5)	—	—	—	—	(6.5)
Net redemptions of common stock under stock-based compensation plans and other	(15.9)	—	(1.8)	—	—	(17.7)
Other, principally change in intercompany financing activities	(629.6)	—	21.9	533.7	74.0	—
Net cash (used in) provided by financing activities	(652.0)	(31.4)	20.1	243.7	74.0	(345.6)
Effect of exchange rate changes on cash, cash equivalents and restricted cash	—	—	—	1.9	—	1.9
(Decrease) increase in cash, cash equivalents and restricted cash	(691.9)	0.1	0.3	19.5	(2.4)	(674.4)
Cash, cash equivalents and restricted cash, beginning of period	732.6	0.6	43.9	60.2	(3.2)	834.1
Cash, cash equivalents and restricted cash end of period	$40.7	$0.7	$44.2	$79.7	$(5.6)	$159.7

(1) Issuer of obligations under the 2020 Notes, the 2021 Notes, the 2022 Secured Notes, which were redeemed in March 2018, the Unsecured Notes, the 2025 Secured Notes, which were issued in October 2017, and the 2026 Secured Euro Notes and 2026 Unsecured Euro Notes, which were issued in February 2018.

SCIENTIFIC GAMES CORPORATION AND SUBSIDIARIES
SUPPLEMENTAL CONDENSED CONSOLIDATING STATEMENT OF CASH FLOWS
Three Months Ended March 31, 2017

	SGC (Parent)	SGI (Issuer1)	Guarantor Subsidiaries	Non-Guarantor Subsidiaries	Eliminating Entries	Consolidated
Net cash (used in) provided by operating activities	$(62.2)	$(20.9)	$104.3	$94.3	$(4.5)	$111.0
Cash flows from investing activities:
Capital expenditures	(9.3)	(4.7)	(26.2)	(21.1)	—	(61.3)
Acquisition of business, net of cash acquired	—	—	(21.5)	—	—	(21.5)
Distributions of capital from equity investments	—	—	—	1.3	—	1.3
Changes in other assets and liabilities and other	—	—	—	2.0	—	2.0
Other, principally change in intercompany investing activities	—	(221.9)	—	(60.6)	282.5	—
Net cash used in investing activities	(9.3)	(226.6)	(47.7)	(78.4)	282.5	(79.5)
Cash flows from financing activities:
Net payments of long-term debt including proceeds and repurchases of senior notes and term loans	(250.0)	274.0	—	(1.5)	—	22.5
Payments of debt issuance and deferred financing costs	—	(27.2)	—	—	—	(27.2)
Payments on license obligations	(9.2)	—	(0.6)	—	—	(9.8)
Net redemptions of common stock under stock-based compensation plans	(0.6)	—	—	—	—	(0.6)
Other, principally change in intercompany financing activities	336.4	—	(53.9)	—	(282.5)	—
Net cash provided by (used in) financing activities	76.6	246.8	(54.5)	(1.5)	(282.5)	(15.1)
Effect of exchange rate changes on cash, cash equivalents and restricted cash	—	—	—	2.5	—	2.5
Increase (decrease) in cash, cash equivalents and restricted cash	5.1	(0.7)	2.1	16.9	(4.5)	18.9
Cash, cash equivalents and restricted cash, beginning of period	32.7	1.7	41.0	82.6	(1.1)	156.9
Cash, cash equivalents and restricted cash end of period	$37.8	$1.0	$43.1	$99.5	$(5.6)	$175.8

(1) Issuer of obligations under the 2020 Notes, the 2021 Notes, the 2022 Secured Notes, which were redeemed in March 2018, the Unsecured Notes and the 2025 Secured Notes, which were issued in October 2017.

Item 2. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS
The following discussion is intended to enhance the reader's understanding of our operations and current business environment and should be read in conjunction with the description of our business included under Part I, Item 1 "Condensed Consolidated Financial Statements" and Part II, Item 1A "Risk Factors" in this Quarterly Report on Form 10-Q and under Part I, Item 1 "Business," Item 1A "Risk Factors" and Item 7 "Management’s Discussion and Analysis of Financial Condition and Results of Operations" included in our 2017 10-K.
This "Management's Discussion and Analysis of Financial Condition and Results of Operations" ("MD&A") contains forward-looking statements within the meaning of the Private Securities Litigation Reform Act of 1995 and should be read in conjunction with the disclosures and information contained and referenced under "Forward-Looking Statements" and "Risk Factors" included in this Quarterly Report on Form 10-Q and "Risk Factors" included in our 2017 10-K. As used in this MD&A, the terms "we," "us," and "our" mean SGC together with its consolidated subsidiaries.

BUSINESS OVERVIEW
We are a leading developer of technology‑based products and services and associated content for the worldwide gaming, lottery, social and digital gaming industries. Our portfolio of revenue-generating activities primarily includes supplying gaming machines and game content, casino management systems, and table game products and services to licensed gaming entities; providing instant and draw‑based lottery games, lottery systems, and lottery content and services to lottery operators; providing social casino solutions to retail consumers and regulated gaming entities as applicable; and providing a comprehensive suite of digital RMG and sports betting solutions, distribution platforms, content, products and services. We also gain access to technologies and pursue global expansion through strategic acquisitions and equity investments.
Recent Events

•	Successfully completed the NYX acquisition.

•
Successfully completed a series of financing transactions, including a private offering of an additional $900.0 million principal amount of our 2025 Secured Notes, €325.0 million of new 2026 Secured Euro Notes and €250.0 million of new 2026 Unsecured Euro Notes, and an amendment to our credit agreement to refinance our existing term loan B-4 facility and increase the term loans outstanding by $900.0 million under a new term loan B-5 facility (collectively referred to as the "February 2018 Refinancing"). We used the net proceeds of the February 2018 Refinancing to redeem $2,100.0 million of our outstanding 2022 Secured Notes and prepay a portion of our revolver borrowings under our credit agreement and pay accrued and unpaid interest thereon plus related premiums, fees and expenses. These actions have lowered our annual cash interest cost by approximately $69.0 million at current interest rates and extended the maturity of $2,100.0 million of our debt from 2022 out to 2024, 2025 and 2026.

Segments
Beginning in the first quarter of 2018 (see Note 1), we report our operations in four business segments — Gaming, Lottery, Social and Digital — representing our different products and services. See "Consolidated Results" below and Note 3 for additional business segment information.
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

	Three Months Ended
	March 31,
	2018		2017
($ in millions)	Revenue	% Consolidated Revenue	Revenue	% Consolidated Revenue
Foreign Currency:
British Pound Sterling	$83.3	10.3%	$51.4	7.1%
Euro	54.2	6.7%	33.1	4.6%
Australian Dollar	24.7	3.0%	23.9	3.3%
We also have foreign currency exposure related to certain of our equity investments, cross-currency interest rate swaps, and Euro-denominated debt. See "Risk Factors" under Item 1A and "Consolidated Results — Other Factors Affecting 2017 Net Loss Comparability— Foreign exchange" under Item 7 in our 2017 10-K and Item 3 "Quantitative and Qualitative Disclosures about Market Risk" in this Quarterly Report on Form 10-Q. Foreign currency had a positive impact of $12.1 million on revenue for the three months ended March 31, 2018.

CONSOLIDATED RESULTS

	Three Months Ended March 31,		Variance
($ in millions)	2018	2017	2018 vs. 2017
Total revenue	$811.8	$725.4	$86.4	12%
Total operating expenses	762.4	637.4	125.0	20%
Operating income	49.4	88.0	(38.6)	(44)%
Net loss before income taxes	(195.6)	(84.1)	(111.5)	133%
Net loss	$(201.8)	$(100.8)	$(101.0)	100%

Three Months Ended March 31, 2018 Compared to Three Months Ended March 31, 2017
Revenue

	Three Months Ended March 31,		Variance
($ in millions)	2018	2017	2018 vs. 2017
Gaming	$443.0	$440.0	$3.0	1%
Lottery	201.7	189.1	12.6	7%
Social	97.4	80.2	17.2	21%
Digital	69.7	16.1	53.6	333%
Total revenue	$811.8	$725.4	$86.4	12%

Gaming revenue slightly increased primarily due to higher gaming systems and table products sales, partially offset by lower unit sales of gaming machines combined with a decrease in WAP and premium game service revenue. A decrease in WAP and premium game service revenue is largely due to ASC 606 adoption, as the three months ended March 31, 2018 reflects $4.4 million in jackpot expense for our WAP services recorded as a reduction to revenue, which was reflected as a cost of services in the prior-year comparable period. The Gaming revenue increase included a favorable foreign currency impact of $9.1 million in the three months ended March 31, 2018.
Lottery revenue increased primarily due to higher instant products revenue and to a lesser extent higher lottery systems revenue. The increase in instant products revenue is reflective of ASC 606 adoption as instant products sold on a POS basis are now recognized when the lotteries have taken delivery of shipments of instant products pursuant to the terms of the contract. The ASC 606 instant products sold on a POS basis adoption change represented $8.1 million of the revenue increase. Lottery revenue increases included a favorable foreign currency impact of $3.0 million for the three months ended March 31, 2018.

Social revenue increased primarily due to continued growth in our Social gaming business, reflecting the ongoing popularity of Jackpot Party Social Casino and the success of more recent apps, such as the introduction of the 88 Fortunes® app in the first quarter of 2017, as well as the impact of the acquisition of Spicerack, which closed in April 2017, and its Bingo ShowdownTM social gaming app.
Digital revenue increased primarily due to the impact of the NYX acquisition completed on January 5, 2018, which comprised $49.2 million in revenue.
Operating expenses

	Three Months Ended March 31,		Variance
($ in millions)	2018	2017	2018 vs. 2017
Operating expenses:
Cost of services	$121.9	$103.3	$18.6	18%
Cost of product sales	105.1	106.6	(1.5)	(1)%
Cost of instant products	69.7	70.1	(0.4)	(1)%
SG&A	171.6	140.7	30.9	22%
R&D	53.8	42.4	11.4	27%
D&A	188.1	165.1	23.0	14%
Restructuring and other	52.2	9.2	43.0	467%
Total operating expenses	$762.4	$637.4	$125.0	20%
Cost of revenue
Total cost of revenue increased due to: (1) an $18.6 million increase in cost of services largely due to the impact of the NYX acquisition coupled with a higher Social business segment cost of services, partially offset by $4.4 million in jackpot expense for our WAP services recorded as a reduction to revenue previously reflected as a cost of services in the prior-year comparable period; partially offset by (2) a $1.5 million decrease in cost of products driven by lower unit sales of gaming machines.
SG&A
The increase in SG&A is largely due to a $12.1 million increase due to the impact of the NYX acquisition coupled with higher compensation and benefits costs, legal fees and various other individually insignificant increases.
R&D
The increase in R&D was primarily attributable to the impact of the NYX acquisition.
D&A
The increase in D&A was primarily due to: (1) a $12.6 million increase due to the impact of the NYX acquisition; (2) a $19.0 million impairment charge related to our assets held for sale (see Note 7); partially offset by (3) certain Gaming segment acquired intangible assets becoming fully depreciated during 2017.
Restructuring and other
The increase in Restructuring and other is primarily due to: (1) an $18.0 million non-cash fair value contingent consideration remeasurement charge (see Note 12); (2) a $15.0 million legal reserve for a certain legal matter; and (3) $7.7 million in NYX related acquisition costs, with no comparable expenses in the prior-year period.
Other Factors Affecting Net Loss Comparability

	Three Months Ended March 31,		Factors Affecting Net Loss
(in millions)	2018	2017	2018 vs. 2017
Interest expense	$154.8	$159.4
Lower cash interest costs primarily resulting from 2017 and 2018 refinancing transactions, partially offset by higher outstanding debt principal balances (further discussed in “Liquidity, Capital Resources and Working Capital” and Note 11).

Loss on debt financing transactions	93.2	29.7
Loss on debt financing transactions from our refinancing transactions consummated during the 2018 first quarter, inclusive of a $110.3 million premium charge associated with the redemption of the 2022 Secured Notes (see Note 11).

Other (expense) income, net	(3.2)	7.5	This increase includes foreign currency impacts, the change being primarily due to strengthening of the British Pound Sterling and the Euro.
Income tax provision	(6.2)	(16.7)	The reduction is primarily due to the overall mix of income in our foreign jurisdictions.

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
We generate Gaming revenue from both services and product sales. Our services revenue includes revenue earned from WAP, premium and daily-fee Participation gaming machines, other leased gaming machines (including VLTs and electronic table games), supplied table products and services (including Shufflers), casino management technology solutions and systems, and other services revenues. Our product sales revenue includes the sale of new and used gaming machines, electronic table games, VLTs and VGTs, casino-management technology solutions and systems, table products, PTG licensing, conversion kits (including game, hardware or operating system conversions) and spare parts. For additional information, refer to the Gaming primary business activities summary included within "Business Segment Results" under Item 7 of our 2017 10-K.

Current Year Update

We expect to continue to face pricing pressure in our Gaming business segment. We anticipate that demand for our gaming systems products and services could increase due to several Canadian contracts and related new system implementations anticipated during 2018; however, timing can fluctuate based on timing of installations of the solutions. We believe we have begun to stabilize the erosion in the installed base of WAP, premium and daily-fee Participation gaming machines. In 2017, we demonstrated a significant breadth and depth of innovative new products that we expect to launch during 2018 to support our target of growing the overall category. These products were headlined by three JAMES BOND themed games showcased on our new GamefieldTM 2.0, TwinStar J43TM iReels, and Twinstar® V75 cabinets.

Results of Operations and Key Performance Indicators for Gaming

	Three Months Ended March 31,		Variance
($ in millions)	2018	2017	2018 vs. 2017
Total revenue	$443.0	$440.0	$3.0	1%
Total operating expenses	370.9	362.5	8.4	2%
Operating income	$72.1	$77.5	$(5.4)	(7)%

Three Months Ended March 31, 2018 Compared to Three Months Ended March 31, 2017
Revenue

	Three Months Ended March 31,		Variance
($ in millions)	2018	2017	2018 vs. 2017
Revenue:
Gaming operations	$161.3	$172.4	$(11.1)	(6)%
Gaming machine sales	144.8	156.2	(11.4)	(7)%
Gaming systems	75.0	61.5	13.5	22%
Table products	61.9	49.9	12.0	24%
Total revenue	$443.0	$440.0	$3.0	1%

F/X impact on revenue	$9.1	$(5.1)

KPIs:
WAP, premium and daily-fee Participation units:
Installed base at period end	20,663	21,143	(480)	(2)%
Average daily revenue per unit (exclusive of WAP jackpot expense)	$50.01	$51.22	$(1.21)	(2)%

Other Participation and leased units:
Installed base at period end	47,911	47,454	457	1%
Average daily revenue per unit	$14.45	$14.96	$(0.51)	(3)%

Gaming machine unit sales:
U.S. and Canadian new unit shipments	4,667	5,862	(1,195)	(20)%
International new unit shipments	2,201	2,497	(296)	(12)%
Total new unit shipments	6,868	8,359	(1,491)	(18)%
Average sales price per new unit	$17,722	$17,015	$707	4%

Gaming Operations
Gaming operations revenue decreased primarily due to: (1) $4.4 million in jackpot expense for our WAP services recorded as a reduction to revenue as a result of ASC 606 adoption; (2) a 480-unit decrease in the ending installed base of WAP, premium and daily-fee Participation gaming machines; and (3) a decrease in the average daily revenue per WAP, premium and daily-fee Participation units.
These decreases were partially offset by higher Other Participation and leased units revenue, primarily resulting from a 457-unit increase in the ending other installed base for Other Participation and leased units.
Gaming Machine Sales

Gaming machine unit sales decreased primarily due to lower unit sales resulting from fewer casino openings and expansions during the current year. The decrease in unit sales was partially offset by a 4% increase in the average sales price per unit to $17,722, reflecting a more favorable mix of gaming machines. The following table summarizes the change in Gaming machine unit sales:

	Three Months Ended March 31,		Variance
	2018	2017	2018 vs. 2017
U.S. and Canadian unit shipments:
Replacement units	3,743	3,139	604	19%
Casino opening and expansion units	924	2,723	(1,799)	(66)%
Total unit shipments	4,667	5,862	(1,195)	(20)%

International unit shipments:
Replacement units	1,940	2,073	(133)	(6)%
Casino opening and expansion units	261	424	(163)	(38)%
Total unit shipments	2,201	2,497	(296)	(12)%
Gaming Systems
Gaming systems revenue increased primarily due to increased hardware sales, driven by placements of the iView 4 player-interface display units.
Table Products

Table products revenue increased primarily due to increased Shuffler sales, coupled with the impact of the acquisition of Tech Art, which closed in January 2018.

Operating income
The decrease in operating income was primarily attributable to higher D&A of $16.1 million primarily due to an assets held for sale impairment charge (see Note 7), which was partially offset by higher revenue coupled with a more profitable revenue mix, primarily due to an increase in Gaming systems sales.

LOTTERY

Our Lottery business segment is primarily comprised of our instant products business and our systems-based services and product sales business. Our instant products business generates revenue from the manufacture and sale of instant products, as well as the provision of value-added services such as game design, sales and marketing support, specialty games and promotions, inventory management, warehousing, fulfillment services, as well as full instant product category management. In addition, we provide licensed games, promotional entertainment and internet-based marketing services to the lottery industry. These revenues are presented as instant products revenue.
Our systems-based services and product sales business provides customized computer software, software support, equipment and data communication services, and keno to lotteries. In the U.S., we typically provide the necessary point-of-sale terminals and equipment, software and maintenance services on a Participation basis under long-term contracts that typically have an initial term of at least five years. Internationally, we typically sell terminals and/or computer software to lottery authorities and may provide ongoing fee-based systems maintenance and software support services. Refer to the Lottery primary business activities summary included within "Business Segment Results" under Item 7 of our 2017 10-K.
Our equity investments in LNS and other less significant equity investments are included in our Lottery business segment.
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

Results of Operations and Key Performance Indicators for Lottery

	Three Months Ended March 31,		Variance
($ in millions)	2018	2017	2018 vs. 2017
Total revenue	$201.7	$189.1	$12.6	7%
Total operating expenses	140.6	133.0	7.6	6%
Operating income	$61.1	$56.1	$5.0	9%

Three Months Ended March 31, 2018 Compared to Three Months Ended March 31, 2017

Revenue

	Three Months Ended March 31,		Variance
($ in millions)	2018	2017	2018 vs. 2017
Revenue:
Instant products	$150.2	$141.7	$8.5	6%
Lottery systems	51.5	47.4	4.1	9%
Total revenue	$201.7	$189.1	$12.6	7%

F/X impact on revenue	$3.0	$(2.0)

KPIs:
Change in retail sales of U.S. lottery instant products customers(1)(2)	4.4%	2.2%	2.2pp	nm

Change in retail sales of U.S. lottery systems contract customers(1)(3)	6.2%	(12.9)%	19.1pp	nm

Change in Italy retail sales of instant products(1)	2.9%	(0.9)%	3.8pp	nm
nm = not meaningful.
pp = percentage points.
(1) Information provided by third-party lottery operators.
(2) U.S. instant products customers' retail sales include only sales of instant products.
(3) U.S. lottery systems customers' retail sales primarily include sales of draw games, keno and instant products validated by the relevant system.
Primary factors affecting total higher Lottery revenue in the current year period were: (1) an $8.5 million increase in instant product revenue, driven by higher revenue in domestic Participation contracts; and (2) a $4.1 million increase in lottery systems revenue, driven by higher revenue multi-state games coupled with higher domestic and international terminal and to a lesser extent software sales. The ASC 606 instant products sold on a POS basis adoption change represented $8.1 million of the revenue increase. Lottery revenue included favorable foreign currency impact (primarily in the U.K.) totaling $3.0 million for the three months ended March 31, 2018.
Operating income
Operating income increased primarily due to a more profitable revenue mix and higher overall revenue (described above), partially offset by a related increase in cost of revenue.
SOCIAL
Our Social business segment generates revenue from the sale of virtual coins, chips or bingo cards, which players can use to play slot, table games or bingo games (i.e., spin in the case of slot games, bet in the case of table games and use of bingo cards in the case of bingo games). The games are primarily our WMS®, Bally®, Barcrest®, SHFL®, Dragonplay® and Bingo Showdown branded games. We offer both third-party branded games and original content. All of our Social revenue is comprised of B2C transactions.
Our apps include Jackpot Party Social Casino, Gold Fish Casino Slots, Quick Hit® Slots and Hot Shot Casino®, Dragonplay Slots®, Dragonplay Poker®, Blazing 7s Slots® and Bingo Showdown on various platforms which include: Facebook, Apple, Google Play, Amazon Kindle and Microsoft Windows.
Current Year Update

We continue to pursue our multi-product strategy in our Social gaming business. A new MONOPOLY themed casino app, featuring a new innovative style of play characteristics, was launched subsequent to the first quarter of 2018.

Results of Operations and Key Performance Indicators for Social

	Three Months Ended March 31,		Variance
($ in millions)	2018	2017(1)	2018 vs. 2017
Total revenue	$97.4	$80.2	$17.2	21%
Operating expenses	97.6	66.7	30.9	46%
Operating (loss) income	$(0.2)	$13.5	$(13.7)	(101)%
(1) Business segment information has been recast to reflect current segments - see Note 3.

Three Months Ended March 31, 2018 Compared to Three Months Ended March 31, 2017

Revenue

	Three Months Ended March 31,		Variance
($ in millions)	2018	2017(1)	2018 vs. 2017
Revenue:
Social gaming	$97.4	$80.2	$17.2	21%

KPIs:
Social gaming:
Mobile Penetration(2)	75.0%	72.0%	3.0pp	nm
Average MAU(3)	8.1	7.7	0.4	5%
Average DAU(4)	2.4	2.4	—	0%
ARPDAU(5)	$0.45	$0.37	$0.08	22%
nm = not meaningful.
pp = percentage points.
(1) Business segment information has been recast to reflect current segments - see Note 3.
(2) Mobile penetration as defined by percentage of B2C social gaming revenue generated from mobile platforms.
(3) MAU = Monthly Active Users, a count of unique visitors to our sites during a month.
(4) DAU = Daily Active Users, a count of unique visitors to our sites during a day.
(5) ARPDAU = Average daily revenue per DAU is calculated by dividing revenue for a period by the DAU for the period by the number of days for the period.

The increase in revenue is primarily attributable to the ongoing popularity of our Quick Hits Slots, 88 Fortunes and Goldfish Casino Slots apps and the impact of the April 2017 acquisition of Spicerack and its Bingo Showdown game.

Operating (loss) income
The decrease in operating income is primarily due to an $18.0 million non-cash fair value contingent consideration remeasurement charge (see Note 12), partially offset by revenue growth.

DIGITAL

Our Digital segment provides a comprehensive suite of digital gaming solutions and services, including digital RMG and sports betting solutions, distribution platforms, content, products and services. A portion of our Digital revenue consists of professional services related to highly customizable software design, development, licensing, maintenance and support services, which are derived from a comprehensive suite of technology solutions. These technology solutions allow our customers to operate sports books, which can offer sport (or non-sport) events and betting markets across both fixed-odds and pari-mutuel betting styles. We also provide the Open Platform System (OPS) which offers a wide range of reporting and administrative functions and tools providing operators full control over all areas of digital gaming operations. Additionally, we derive revenue from our content aggregation platforms, including Open Gaming System (OGS), remote gaming servers, SG Universe platform and various other platforms, which can deliver a wide spectrum of internally developed and branded casino-

style games and popular third-party provider casino-style games to gaming operators. Generally, we host the play of our game content on our centrally-located servers that are integrated with the online casino operators' websites.

Current Year Update

We believe we are well-positioned for future growth in the digital gaming industry due to our game content, platform technology, and distribution capabilities, which provide best-of-breed solutions for our customers. With established brand-name customers already using our products and services powered by the integrated content and technology, our platform is capable of further deployment with large operators and technology providers and the expansion into new jurisdictions, including the U.S. sports book market if it should become regulated more broadly.

During the first quarter of 2018, we successfully launched our gaming content across 5 new client sites and signed 3 new customers. We believe that our revenue pipeline remains strong.

Results of Operations for Digital

	Three Months Ended March 31,		Variance
($ in millions)	2018	2017(1)	2018 vs. 2017
Total revenue	$69.7	$16.1	$53.6	333%
Operating expenses	74.2	12.4	61.8	498%
Operating (loss) income	$(4.5)	$3.7	$(8.2)	(222)%
(1) Business segment information has been recast to reflect current segments - see Note 3.

Three Months Ended March 31, 2018 Compared to Three Months Ended March 31, 2017

Revenue

	Three Months Ended March 31,		Variance
($ in millions)	2018	2017(1)	2018 vs. 2017
Revenue:
Sports and platform	$25.9	$—	$25.9	nm
Gaming and other	43.8	16.1	27.7	172%
Total revenue	$69.7	$16.1	$53.6	333%
(1) Business segment information has been recast to reflect current segments - see Note 3.
nm = not meaningful.

The increase in revenue is primarily attributable to the NYX acquisition, which contributed $49.2 million in revenue for the three months ended March 31, 2018.

Operating (loss) income
The decrease in operating income is primarily due to the NYX acquisition and related operating expenses.
RECENTLY ISSUED ACCOUNTING GUIDANCE
For a description of recently issued accounting pronouncements, see Note 1.

CRITICAL ACCOUNTING ESTIMATES
For a description of our policies regarding our critical accounting estimates, see "Critical Accounting Estimates" in "Item 7. Management's Discussion and Analysis of Financial Condition and Results of Operations" included in our 2017 10-K.
Other than the application of business combinations policy for the NYX acquisition and the adoption of ASC 606 described below, there have been no significant changes in our critical accounting estimate policies or the application of those policies to our condensed consolidated financial statements from those presented in "Item 7. Management's Discussion and Analysis of Financial Condition and Results of Operations" included in our 2017 10-K.

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

Determining the fair value of assets acquired and liabilities assumed requires management judgment, the utilization of independent valuation experts and often involves the use of significant estimates and assumptions with respect to the timing and amounts of future cash inflows and outflows, discount rates, market prices and asset lives, among other items. Any changes in the underlying assumptions can impact the estimates of fair value by material amounts, which can in turn materially impact our results of operations. If the subsequent actual results and updated projections of the underlying business activity change compared with the assumptions and projections used to develop these fair values, we could record impairment charges. In addition, we have estimated the economic lives of certain acquired assets and these lives are used to calculate D&A expense. If our estimates of the economic lives change, D&A expense could be accelerated or slowed. See Note 1 for Acquisition of NYX and Preliminary Purchase Price Allocation completed during the first quarter of 2018, which is subject to adjustment as we finalize our purchase price accounting, and such adjustments could be material.

Revenue Recognition

As described in Note 1, on January 1, 2018, we adopted ASC 606 using the modified retrospective method, which was applied to customer contracts that were not completed as of January 1, 2018. Our revenue recognition policies described fully in Note 2 require us to make significant judgments and estimates. The guidance in ASC 606 requires that we apply judgments or estimates to determine the performance obligations, the stand-alone selling prices of our performance obligations to customers, and the timing of transfer of control of the respective performance obligations. The evaluation of each of these criteria in light of contract specific facts and circumstances is inherently judgmental, but certain judgments could significantly affect the timing or amount of revenue recognized if we were to reach a different conclusion than we have. The critical judgments we are required to make in our assessment of contracts with customers that could significantly affect the timing or amount of revenue recognized are:

•
Contracts with Multiple Promised Goods and Services - because we enter into contracts with customers that involve promises to transfer multiple products and services, the determination of the distinct performance obligations in contracts with multiple promises requires significant judgment. Our total gaming systems, lottery systems and digital revenue that often contain multiple promised goods and services was $119.5 million for the three months ended March 31, 2018, or approximately 15 percent of consolidated revenue, a portion of which would not be recognized if we had reached a different conclusion.

•
Determination of stand-alone selling prices - the guidance in ASC 606 requires that we determine the stand-alone selling price for our goods and services as a basis for allocating the transaction price to the identified distinct performance obligations in our contracts with customers. Because we often bundle the selling price for multiple promised goods or services or we may license systems for which the solutions we provide are highly customized and therefore the prices we charge are either uncertain, highly variable, or both, the determination of a stand-alone selling price or the relative range requires significant judgment. Our total gaming systems, lottery systems and digital revenue that could be subject to this judgment and thus allocated to distinct performance obligations differently was a portion of $119.5 million for the three months ended March 31, 2018, or approximately 15 percent of consolidated revenue.

•
Transfer of control in Lottery POS contracts - the guidance in ASC 606 requires that we recognize revenue when or as control over a performance obligation transfers to a customer. In instant products contracts under POS terms, instant products are delivered to lottery customers but we retain the risk of such inventory until retail sales of such tickets takes place. Because those shipments are to a lottery-controlled warehouse and we do not have the ability to direct the use of such instant products subsequent to this delivery, we have determined that control transfers upon delivery. This conclusion requires the use of judgment. If we concluded that control transferred upon retail sales when the end customer obtained control over the instant tickets, revenue would decrease by $8.1 million for the three months ended March 31, 2018.

LIQUIDITY, CAPITAL RESOURCES AND WORKING CAPITAL
Sources of Liquidity
As of March 31, 2018, our principal sources of liquidity, other than cash flows provided by operating activities, were cash and cash equivalents and amounts available under our revolving credit facility discussed below under "Credit Agreement and Other Debt."
On February 14, 2018, we successfully completed a series of financing transactions, including a private offering of an additional $900.0 million principal amount of our 2025 Secured Notes, €325.0 million of new 2026 Secured Euro Notes and €250 million of new 2026 Unsecured Euro Notes, and an amendment to our credit agreement to refinance our existing term loan B-4 facility and increase the term loans outstanding by $900.0 million under a new term loan B-5 facility (collectively referred to as the "February 2018 Refinancing"). We used the net proceeds of the February 2018 Refinancing to redeem $2,100.0 million of our outstanding 2022 Secured Notes, prepay a portion of our revolver borrowings under our credit agreement and pay accrued and unpaid interest thereon plus related premiums, fees and expenses. In connection with the amendment to our credit agreement, the interest rate on our term loans was decreased from LIBOR plus 3.25% to LIBOR plus 2.75%. We also increased the amount of the revolving credit agreement by $24.0 million to $620.2 million through October 18, 2018, with a step-down in availability at that time to $445.7 million until the extended maturity on October 18, 2020.
Cash and Available Revolver Capacity

	As of
($ in millions)	March 31, 2018	December 31, 2017
Cash and cash equivalents	$109.9	$788.8
Revolver capacity	620.2	596.2
Revolver capacity drawn or committed to letters of credit	(80.7)	(375.6)
Total	$649.4	$1,009.4
The amount of our available cash and cash equivalents fluctuates principally based on borrowings or repayments under our credit facilities, investments, acquisitions and changes in our working capital position. The borrowing capacity under our revolving credit facility will depend on the amount of outstanding borrowings and letters of credit issued and on us remaining in compliance with the covenants under our credit agreement, including a maintenance covenant based on consolidated net first lien leverage. We were in compliance with the covenants under our credit agreement as of March 31, 2018.
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
Total cash held by our foreign subsidiaries was $71.3 million as of March 31, 2018.
Our Gaming Participation and Lottery systems businesses generally require significant upfront capital expenditures, and we may need to incur additional capital expenditures in order to retain or win new contracts. Our ability to make payments on and to refinance our indebtedness and other obligations depends on our ability to generate cash in the future. We may also, from time to time, repurchase or otherwise retire or refinance our debt, through our subsidiaries or otherwise. In the event we pursue significant acquisitions or other expansion opportunities, we may need to raise additional capital. If we do not have adequate liquidity to support these activities, we may be unable to obtain financing for these cash needs on favorable terms or at all. For additional information regarding our cash needs and related risks, see Item 1A "Risk Factors" in our 2017 10-K.
In addition, Lottery customers in the U.S. generally require service providers to provide performance bonds in connection with the relevant contract. As of March 31, 2018, our outstanding performance bonds totaled $224.8 million. Our ability to obtain performance bonds on commercially reasonable terms is subject to our financial condition and to prevailing market conditions, which may be impacted by economic and political events. Although we have not experienced difficulty in obtaining such bonds to date, we cannot assure that we will continue to be able to obtain performance bonds on commercially reasonable terms, or at all. For additional information regarding our surety or performance bonds in connection with our contracts, see Item 1A "Risk Factors" in our 2017 10-K.

Three Months Ended March 31, 2018 Compared to Three Months Ended March 31, 2017

Cash Flow Summary

	Three Months Ended March 31,		Variance
($ in millions)	2018	2017	2018 vs. 2017
Net cash provided by operating activities	$29.9	$111.0	$(81.1)
Net cash used in investing activities	(360.6)	(79.5)	(281.1)
Net cash used in financing activities	(345.6)	(15.1)	(330.5)
Effect of exchange rates on cash, cash equivalents and restricted cash	1.9	2.5	(0.6)
(Decrease) increase in cash, cash equivalents and restricted cash	$(674.4)	$18.9	$(693.3)
Cash flows from operating activities

	Three Months Ended March 31,		Variance
($ in millions)	2018	2017	2018 vs. 2017
Net loss	$(201.8)	$(100.8)	$(101.0)
Adjustments to reconcile net loss to cash flows from operations	308.5	201.8	106.7
Changes in working capital accounts	(77.5)	7.0	(84.5)
Changes in deferred income taxes and other	0.7	3.0	(2.3)
Net cash provided by operating activities for the three months ended March 31, 2018 decreased primarily due to changes in working capital accounts, partially offset by a $5.7 million increase in incremental net earnings after reconciling adjustments. Unfavorable change in our working capital accounts was primarily due to the change in accrued interest due to the February 2018 Refinancing, higher NYX acquisition related payments, coupled with higher Restructuring and other charges during the first quarter of 2018. The changes in our working capital accounts during the three months ended March 31, 2018 were primarily driven by the following:

•	$109.0 million decrease in accounts payable and accrued liabilities as a result of timing and amount of expenditures, inclusive of expenditures associated with the NYX acquisition;

•	$26.1 million net increase in contract assets and other current assets and liabilities, inclusive of an impact of ASC 606 adoption; partially offset by

•	$57.6 million decrease in accounts and notes receivables due to strong collections during the three-month period primarily driven by our Gaming and Lottery business segments.
Cash flows from investing activities
Net cash used in investing activities increased primarily due to the NYX and Tech Art acquisitions described in Note 1, coupled with higher capital expenditures driven by our Lottery segment associated with the new lottery contracts and capital expenditures attributable to the NYX operations. Capital expenditures are composed of investments in systems, equipment and other assets related to contracts, property and equipment, intangible assets and software.
Cash flows from financing activities
Net cash used in financing activities increased primarily due to repayment of assumed NYX debt of $288.2 million, higher payments of deferred financing fees associated with the February 2018 Refinancing and higher net redemptions of common stock under stock-based compensation plans.
Credit Agreement and Other Debt
For additional information regarding our credit agreement and other debt, interest rate risk and interest rate hedging instruments, see Notes 16 and 17 and Item 7A "Quantitative and Qualitative Disclosures About Market Risk" in our 2017 10-K, as well as Note 11 in this Quarterly Report on Form 10-Q.
Off-Balance Sheet Arrangements
As of March 31, 2018, we did not have any significant off-balance sheet arrangements.
Contractual Obligations

Other than completion of the NYX and Tech Art acquisitions described in Note 1 and the February 2018 Refinancing described in Note 11, there have been no material changes to our contractual obligations disclosed under Item 7 "Management's Discussion and Analysis of Financial Condition and Results of Operations — Liquidity, Capital Resources and Working Capital — Contractual Obligations" in our 2017 10-K.

Item 3. Quantitative and Qualitative Disclosures about Market Risk
Market risk is the risk of loss arising from adverse changes in market rates and prices, such as interest rates, foreign exchange rates and commodity prices. The following are our primary exposures to market risks:

Interest Rate Risk

As of March 31, 2018, the face value of long term debt was $8,988.6 million, including $4,229.6 million of variable-rate obligations. Assuming a constant outstanding balance for our variable-rate long term debt, a hypothetical 1% change in interest rates would decrease/increase interest expense by approximately $42.3 million. All of our interest rate sensitive financial instruments are held for purposes other than trading purposes.

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

Cross-Currency Interest Rate Swaps

In connection with the February 2018 Refinancing (see Note 11), we entered into certain cross-currency interest rate swap agreements to achieve more attractive interest rates by effectively converting $460.0 million of our fixed-rate U.S. Dollar-denominated 2025 Secured Notes, including the semi-annual interest payments through October 2023, to a fixed-rate Euro-denominated debt, with a fixed annual weighted interest rate of approximately 2.946%. We have designated these cross-currency interest rate swap agreements as a net investment hedge of our investments in certain of our international subsidiaries that use the Euro as their functional currency in order to reduce the volatility in our operating results caused by the changes in foreign currency exchange rates of the Euro with respect to the U.S. Dollar.

As of March 31, 2018, if these cross-currency interest rate swap agreements were ineffective, the fluctuations in the exchange rates between the Euro and the U.S. Dollar would impact the amount of U.S. Dollars that we would require to settle the Euro-denominated debt at maturity of these agreements. A hypothetical 10% change in the U.S. Dollar in comparison to the Euro exchange rate upon inception of the cross-currency interest rate swap would have increased/decreased our obligation to cash settle the exchanged principal portion in U.S. Dollars by approximately $46.0 million.

Net Investment Non-derivative Hedge - 2026 Secured Euro Notes
In February 2018, we designated a portion of our 2026 Secured Euro Notes as a net investment non-derivative hedge of our investments in certain of our international subsidiaries that use the Euro as their functional currency in order to reduce the volatility in our operating results caused by the changes in foreign currency exchange rates of the Euro with respect to the U.S. Dollar.

Fluctuations in the exchange rates between the Euro and the U.S. Dollar will impact the amount of U.S. Dollars that we will require to settle the 2026 Secured Euro Notes and 2026 Unsecured Euro Notes at maturity. A hypothetical 10% change in U.S. Dollar in comparison to the Euro as of March 31, 2018, would have increased/decreased our obligation to cash settle the principal portion of the 2026 Secured and Unsecured Euro Notes in U.S. Dollars by approximately $71.4 million.

For additional information regarding interest rate swap contracts, cross-currency interest rate swaps and net investment non-derivative hedges see Note 12.

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

During the first quarter of 2018, we implemented changes to our internal controls to address the adoption of ASC 606, including controls to enable the preparation of financial information. We also implemented internal controls over accounting for net investment hedge transactions described in Note 12. In January 2018, we completed the NYX acquisition (see Note 1). We are in the process of integrating NYX and our internal controls over financial reporting. As a result of these integration activities, certain controls will be evaluated and may be revised.
Except as noted above, there were no changes in our internal control over financial reporting during the quarter ended March 31, 2018 that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

PART II.  OTHER INFORMATION
Item 1. Legal Proceedings
For a description of our legal proceedings, see Note 15 in this Quarterly Report on Form 10-Q and Note 22 in our 2017 10-K.
Item 1A. Risk Factors
There have been no material changes in our risk factors from those disclosed under Item 1A "Risk Factors" included in our 2017 10-K.
Item 2. Unregistered Sales of Equity Securities and Use of Proceeds
There was no stock repurchase activity during the three months ended March 31, 2018.

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

4.2
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

4.3
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

4.4
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

4.5
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

4.6
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

4.7
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

4.8
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

4.9
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

10.2	Consulting Agreement, dated as of February 26, 2018, by and between Scientific Games Corporation and Richard Haddrill.*(†)

10.3
Omnibus Amendment of Compensation and Benefit Plans, effective January 10, 2018, to amend the Compensation and Benefit Plans, as defined therein, to reflect the merger of Scientific Games Corporation, a Delaware corporation (“Parent”) into SG Nevada Merger Company, a Nevada corporation and a wholly owned subsidiary of Parent.*(†)

10.4	Amendment to Employment Agreement, effective as of April 9, 2018, between Larry Potts and Scientific Games Corporation.*(†)

10.5	Letter Agreement, dated February 21, 2018, by and between Scientific Games Corporation and Stephen Richardson.*(†)

31.1	Certification of the Chief Executive Officer of Scientific Games Corporation pursuant to Rule 13a-14(a), as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002. (†)

31.2	Certification of the Chief Financial Officer of Scientific Games Corporation pursuant to Rule 13a-14(a), as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002. (†)

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

SCIENTIFIC GAMES CORPORATION
(Registrant)

		By:	/s/ Michael A. Quartieri
		Name:	Michael A. Quartieri
		Title:	Executive Vice President, Chief Financial Officer, Treasurer and Corporate Secretary

		By:	/s/ Michael F. Winterscheidt
		Name:	Michael F. Winterscheidt
		Title:	Chief Accounting Officer
Dated:	May 2, 2018