Form 10-Q
period 2018-06-30
SCIENTIFIC GAMES CORP
filed 2018-08-02
CIK 750004

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549
FORM 10-Q

☒ QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended June 30, 2018

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
(Do not check if a smaller company)

Emerging growth company ☐
If an emerging growth company, indicate by check mark if the registrant has elected not to use the extended transition period for complying with any new or revised financial accounting standards provided pursuant to Section 13(a) of the Exchange Act. ☐
Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act). Yes ☐ No ☒
The registrant has the following number of shares outstanding of each of the registrant's classes of common stock as of July 31, 2018:
Common Stock: 91,425,167

SCIENTIFIC GAMES CORPORATION AND SUBSIDIARIES
INDEX TO FINANCIAL INFORMATION
AND OTHER INFORMATION
THREE AND SIX MONTHS ENDED JUNE 30, 2018

Glossary of Terms
The following terms or acronyms used in this Quarterly Report on Form 10-Q are defined below:
Term or Acronym	Definition
2017 10-K	2017 Annual Report on Form 10-K filed with the SEC on March 1, 2018
2018 Notes	8.125% senior subordinated notes due 2018 issued by SGC
2020 Notes	6.250% senior subordinated notes due 2020 issued by SGI
2021 Notes	6.625% senior subordinated notes due 2021 issued by SGI
2022 Secured Notes	7.000% senior secured notes due 2022 issued by SGI
2025 Secured Notes	5.000% senior secured notes due 2025 issued by SGI
2026 Secured Euro Notes	3.375% senior secured notes due 2026 issued by SGI
2026 Unsecured Euro Notes	5.500% senior unsecured notes due 2026 issued by SGI
AEBITDA	Attributable EBITDA, our performance measure of profit or loss for our business segments (see Note 3)
ASC	Accounting Standards Codification
ASU	Accounting Standards Update
B2C	business to consumer model
CSP	Cooperative Services Program
D&A	depreciation, amortization and impairments (excluding goodwill)
FASB	Financial Accounting Standards Board
Guarantor Subsidiaries	substantially all of SGC’s 100%-owned U.S. subsidiaries other than SGC’s 100%-owned U.S. Social gaming subsidiaries
LNS	Lotterie Nazionali S.r.l.
Non-Guarantor Subsidiaries	SGC’s U.S. subsidiaries that are not Guarantor Subsidiaries and SGC’s foreign subsidiaries
Note	a note in the Notes to Condensed Consolidated Financial Statements in this Quarterly Report on Form 10-Q, unless otherwise indicated
NYX	NYX Gaming Group Limited
NYX acquisition	the acquisition of 100% of the ordinary shares of NYX by SGC on January 5, 2018
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
Intellectual Property Rights
All ® notices signify marks registered in the United States. © 2018 Scientific Games Corporation.  All Rights Reserved.

FORWARD-LOOKING STATEMENTS
Throughout this Quarterly Report on Form 10-Q, we make "forward-looking statements" within the meaning of the U.S. Private Securities Litigation Reform Act of 1995. Forward-looking statements describe future expectations, plans, results or strategies and can often be identified by the use of terminology such as "may," "will," "estimate," "intend," "plan," "continue," "believe," "expect," "anticipate," "target," "should," "could," "potential," "opportunity," "goal" or similar terminology. The forward-looking statements contained in this Quarterly Report on Form 10-Q are generally located in the material set forth under the heading "Management's Discussion and Analysis of Financial Condition and Results of Operations" but may be found in other locations as well. These statements are based upon management's current expectations, assumptions and estimates and are not guarantees of timing, future results or performance. Therefore, you should not rely on any of these forward-looking statements as predictions of future events. Actual results may differ materially from those contemplated in these statements due to a variety of risks and uncertainties and other factors, including, among other things:

•	competition;

•	U.S. and international economic and industry conditions;

•	slow growth of new gaming jurisdictions, slow addition of casinos in existing jurisdictions and declines in the replacement cycle of gaming machines;

•	ownership changes and consolidation in the gaming industry;

•	opposition to legalized gaming or the expansion thereof;

•	inability to adapt to, and offer products that keep pace with, evolving technology, including any failure of our investment of significant resources in our R&D efforts;

•	inability to develop successful products and services and capitalize on trends and changes in our industries, including the expansion of internet and other forms of interactive gaming;

•	laws and government regulations, including those relating to gaming, data privacy, and environmental laws;

•	legislative interpretation and enforcement, regulatory perception and regulatory risks with respect to gaming and sports wagering;

•	reliance on technological blocking systems;

•	expectations of shift to regulated online gaming or sports wagering;

•	dependence upon key providers in our Social gaming business;

•	inability to win, retain or renew, or unfavorable revisions of, existing contracts, and the inability to enter into new contracts;

•	protection of our intellectual property, inability to license third-party intellectual property and the intellectual property rights of others;

•	security and integrity of our products and systems;

•	reliance on or failures in information technology and other systems;

•	security breaches and cyber-attacks, challenges or disruptions relating to the implementation of a new global enterprise resource planning system;

•	failure to maintain adequate internal control over financial reporting;

•	natural events that disrupt our operations or those of our customers, suppliers or regulators;

•	inability to benefit from, and risks associated with, strategic equity investments and relationships;

•	failure to achieve the intended benefits of our acquisitions, including the NYX acquisition;

•	the ability to successfully integrate our acquisitions, including the NYX acquisition;

•	incurrence of restructuring costs;

•	implementation of complex new accounting standards;

•	changes in estimates or judgments related to our impairment analysis of goodwill or other intangible assets;

•	fluctuations in our results due to seasonality and other factors;

•	dependence on suppliers and manufacturers;

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

•	possibility that the renewal of LNS’ concession to operate the Italian instant games lottery is not finalized (including as the result of a protest);

•	changes in tax laws or tax rulings (including the recent comprehensive U.S. tax reform), or the examination of our tax positions;

•	difficulty predicting what impact, if any, new tariffs imposed by and other trade actions taken by the U.S. and foreign jurisdictions could have on our business;

•	dependence on key employees;

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
Additional information regarding risks and uncertainties and other factors that could cause actual results to differ materially from those contemplated in forward-looking statements is included from time to time in our filings with the SEC, including under Part I, Item 1A "Risk Factors" in our 2017 10-K. Forward-looking statements speak only as of the date they are made and, except for our ongoing obligations under the U.S. federal securities laws, we undertake no and expressly disclaim any obligation to publicly update any forward-looking statements whether as a result of new information, future events or otherwise.
You should also note that this Quarterly Report on Form 10-Q may contain references to industry market data and certain industry forecasts. Industry market data and industry forecasts are obtained from publicly available information and industry publications. Industry publications generally state that the information contained therein has been obtained from sources believed to be reliable, but that the accuracy and completeness of that information is not guaranteed. Although we believe industry information to be accurate, it is not independently verified by us and we do not make any representation as to the accuracy of that information. In general, we believe there is less publicly available information concerning the international gaming, lottery, social and digital gaming industries than the same industries in the U.S.

PART I. FINANCIAL INFORMATION

Item 1. Condensed Consolidated Financial Statements
SCIENTIFIC GAMES CORPORATION AND SUBSIDIARIES
CONSOLIDATED STATEMENTS OF OPERATIONS AND COMPREHENSIVE LOSS
(Unaudited, in millions, except per share amounts)

	Three Months Ended		Six Months Ended
	June 30,		June 30,
	2018	2017	2018	2017
Revenue:
Services	$438.1	$385.8	$875.6	$748.3
Product sales	256.5	231.1	480.6	453.8
Instant products	150.1	149.4	300.3	289.6
Total revenue	844.7	766.3	1,656.5	1,491.7
Operating expenses:
Cost of services (1)	124.2	98.9	246.1	202.2
Cost of product sales (1)	120.4	108.7	225.5	215.3
Cost of instant products (1)	71.3	71.3	141.0	141.4
Selling, general and administrative	173.9	145.9	345.5	286.6
Research and development	49.2	48.1	103.0	90.5
Depreciation, amortization and impairments	172.7	175.0	360.8	340.1
Restructuring and other	33.5	1.1	85.7	10.3
Operating income	99.5	117.3	148.9	205.3
Other (expense) income:
Interest expense	(146.1)	(151.2)	(300.9)	(310.6)
Earnings from equity investments	4.6	3.1	11.9	12.6
Loss on debt financing transactions	—	—	(93.2)	(29.7)
Gain on remeasurement of debt	34.5	—	33.4	—
Other income (expense), net	1.7	(1.9)	(1.5)	5.6
Total other expense, net	(105.3)	(150.0)	(350.3)	(322.1)
Net loss before income taxes	(5.8)	(32.7)	(201.4)	(116.8)
Income tax expense	—	(6.4)	(6.2)	(23.1)
Net loss	$(5.8)	$(39.1)	$(207.6)	$(139.9)
Other comprehensive income (loss):
Foreign currency translation (loss) gain	(88.2)	32.1	(37.3)	65.7
Pension and post-retirement gain (loss), net of tax	1.0	(0.4)	0.3	(0.7)
Derivative financial instruments unrealized gain, net of tax	3.8	—	5.7	2.8
Other comprehensive (loss) income	(83.4)	31.7	(31.3)	67.8
Comprehensive loss	$(89.2)	$(7.4)	$(238.9)	$(72.1)

Basic and diluted net loss per share:
Basic	$(0.06)	$(0.44)	$(2.29)	$(1.58)
Diluted	$(0.06)	$(0.44)	$(2.29)	$(1.58)

Weighted average number of shares used in per share calculations:
Basic shares	91.0	89.1	90.6	88.6
Diluted shares	91.0	89.1	90.6	88.6
(1) Exclusive of D&A.
See accompanying notes to condensed consolidated financial statements.

SCIENTIFIC GAMES CORPORATION AND SUBSIDIARIES
CONSOLIDATED BALANCE SHEETS
(Unaudited, in millions, except par value)

	June 30, 2018	December 31, 2017
ASSETS
Current assets:
Cash and cash equivalents	$118.6	$788.8
Restricted cash	33.3	29.0
Accounts receivable, net	562.3	540.9
Notes receivable, net	123.5	143.5
Inventories	231.9	243.1
Prepaid expenses, deposits and other current assets	248.8	131.1
Total current assets	1,318.4	1,876.4
Non-current assets:
Restricted cash	15.5	16.3
Notes receivable, net	48.0	52.8
Property and equipment, net	520.2	568.2
Goodwill	3,312.8	2,956.1
Intangible assets, net	1,797.4	1,604.6
Software, net	315.8	339.4
Equity investments	209.2	253.9
Other assets	75.6	57.6
Total assets	$7,612.9	$7,725.3

LIABILITIES AND STOCKHOLDERS' DEFICIT
Current liabilities:
Current portion of long-term debt	$48.7	$40.3
Accounts payable	184.0	190.4
Accrued liabilities	454.8	509.1
Total current liabilities	687.5	739.8
Deferred income taxes	137.5	73.1
Other long-term liabilities	211.1	203.1
Long-term debt, excluding current portion	8,845.2	8,736.3
Total liabilities	9,881.3	9,752.3
Commitments and contingencies (see Note 15)
Stockholders' deficit:
Common stock, par value $0.001 per share(1): 199.3 shares authorized; 108.6 and 107.1 shares issued and 91.4 and 89.9 shares outstanding, respectively	1.1	1.1
Additional paid-in capital	816.2	807.8
Accumulated loss	(2,679.5)	(2,461.0)
Treasury stock, at cost, 17.2 shares	(175.2)	(175.2)
Accumulated other comprehensive loss	(231.0)	(199.7)
Total stockholders' deficit	(2,268.4)	(2,027.0)
Total liabilities and stockholders' deficit	$7,612.9	$7,725.3
(1) Following the consummation of the reincorporation merger on January 10, 2018, each authorized, issued and outstanding share of Class A common stock of SGC, par value $0.01 per share automatically converted into one share of common stock of the surviving corporation, par value $0.001 per share. The change in par value had no impact on total number of authorized, issued and outstanding shares.

See accompanying notes to condensed consolidated financial statements.

SCIENTIFIC GAMES CORPORATION AND SUBSIDIARIES
CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS
(Unaudited, in millions)

	Six Months Ended
	June 30,
	2018	2017
Cash flows from operating activities:
Net loss	$(207.6)	$(139.9)
Adjustments to reconcile net loss to cash provided by operating activities	482.2	402.1
Changes in working capital accounts, net of acquisitions	(138.3)	12.6
Changes in deferred income taxes and other	(3.9)	4.7
Net cash provided by operating activities	132.4	279.5
Cash flows from investing activities:
Capital expenditures	(200.5)	(140.2)
Acquisitions of businesses and assets, net of cash acquired	(274.1)	(52.1)
Distributions of capital from equity investments	23.2	22.4
Additions to equity method investments	(75.2)	—
Other	—	10.0
Net cash used in investing activities	(526.6)	(159.9)
Cash flows from financing activities:
Borrowings under revolving credit facility	185.0	125.0
Repayments under revolving credit facility	(380.0)	(170.0)
Proceeds from issuance of senior notes and term loans	2,512.4	1,762.4
Repayment of senior notes and term loans (inclusive of redemption premium)	(2,210.3)	(1,693.4)
Repayment of assumed NYX debt	(288.2)	—
Payments on long-term debt	(14.5)	(11.4)
Payments of debt issuance and deferred financing costs	(38.5)	(27.7)
Payments on license obligations	(14.0)	(19.5)
Net redemptions of common stock under stock-based compensation plans and other	(21.5)	(3.9)
Net cash used in financing activities	(269.6)	(38.5)
Effect of exchange rate changes on cash, cash equivalents and restricted cash	(2.9)	2.8
(Decrease) increase in cash, cash equivalents and restricted cash	(666.7)	83.9
Cash, cash equivalents and restricted cash, beginning of period	834.1	156.9
Cash, cash equivalents and restricted cash, end of period	$167.4	$240.8

Supplemental cash flow information:
Cash paid for interest	$365.5	$284.9
Income taxes paid	15.4	18.7
Supplemental non-cash transactions:
Non-cash rollover and refinancing of Term loans (see Note 11)	3,274.6	2,747.6
Non-cash interest expense	12.2	13.3
Non-cash additions to intangible assets related to license agreements	—	28.1
NYX non-cash consideration transferred (inclusive of 2017 acquisition of ordinary shares) (see Note 1)	93.2	—
 See accompanying notes to condensed consolidated financial statements.

SCIENTIFIC GAMES CORPORATION AND SUBSIDIARIES
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(Unaudited, amounts in USD, table amounts in millions, except per share amounts)

(1) Description of the Business and Summary of Significant Accounting Policies
Description of the Business
We are a leading developer of technology-based products and services and associated content for the worldwide gaming, lottery, social, and digital gaming industries. Our portfolio of revenue-generating activities primarily includes supplying gaming machines and game content, casino-management systems, and table game products and services to licensed gaming entities; providing instant and draw-based lottery games, lottery systems, and lottery content and services to lottery operators; providing social casino solutions to retail consumers and regulated gaming entities, as applicable; and providing a comprehensive suite of digital RMG and sports betting solutions, distribution platforms, content, products and services. We also gain access to technologies and pursue global expansion through strategic acquisitions and equity investments. Following the NYX acquisition and subsequent review of our business segments reporting structure, we now report our operations in four business segments—Gaming, Lottery, Social and Digital— with prior periods being recast to align with the current presentation.
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
In the opinion of the Company and its management, we have made all adjustments necessary to present fairly our consolidated financial position, results of operations and comprehensive loss and cash flows for the periods presented. Such adjustments are of a normal, recurring nature. These unaudited condensed consolidated financial statements should be read in conjunction with the consolidated financial statements and related notes included in our 2017 10-K. Interim results of operations are not necessarily indicative of results of operations to be expected for a full year.
Significant Accounting Policies
There have been no changes to our significant accounting policies described within the Notes of our 2017 10-K other than adoption of ASC 606 described in Note 2.
Computation of Basic and Diluted Net Loss Per Share
Basic and diluted net loss per share were the same for all periods presented as all common stock equivalents would be anti-dilutive. We excluded 2.6 million and 2.8 million of stock options from the diluted weighted-average common shares outstanding for the three and six months ended June 30, 2018 and 2017, respectively. We excluded 3.0 million of RSUs from the calculation of diluted weighted-average common shares outstanding for the three and six months ended June 30, 2018 and 4.4 million RSUs from such calculation for the three and six months ended June 30, 2017.
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

We incurred $7.7 million of NYX acquisition-related costs which were recorded in Restructuring and other for the six months ended June 30, 2018.

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

The factors contributing to the recognition of acquisition goodwill are based on enhanced financial and operational scale, market diversification, expected cost and operational synergies, assembled workforce, and other strategic benefits. None of the resultant goodwill is expected to be deductible for income tax purposes.

NYX revenue and net loss since the acquisition date included in our consolidated results were as follows:

	Three Months Ended	Six Months Ended
	June 30, 2018
Revenue	$50.6	$99.8
Net loss	8.1	15.5

The acquired NYX business was combined with the business-to-business component of our previous Interactive business segment, forming the new Digital business segment.

The following unaudited pro forma financial information for the three and six months ended June 30, 2018 and 2017 give effect to the NYX acquisition as if it had been completed on January 1, 2017:

	Three Months Ended		Six Months Ended
	June 30, 2018	June 30, 2017	June 30, 2018	June 30, 2017
Revenue	$844.7	$810.6	$1,656.5	$1,579.3
Net loss	5.8	52.8	199.9	168.7

The unaudited pro forma financial information is presented for illustrative purposes only and is not necessarily indicative of what the operating results actually would have been if the NYX acquisition had taken place on January 1, 2017, nor is it indicative of future operating results. The pro forma amounts include the historical operating results of SGC and NYX prior to the acquisition, with adjustments factually supportable and directly attributable to the NYX acquisition, primarily related to the effect of fair value adjustments and related depreciation and amortization, acquisition-related fees and expenses, interest expense related to additional borrowings used to complete the acquisition, and the effect of repayments of NYX historical debt as a result of the acquisition.

Other Acquisitions

On January 23, 2018, we acquired privately held Tech Art, Inc. and related entities (collectively, "Tech Art") for $9.6 million cash consideration. The transaction was accounted for as an asset acquisition, with substantially all of the cash consideration transferred allocated to intellectual property, which was assigned a 15-year useful life. Tech Art has been integrated into our Gaming business segment.

New Accounting Guidance - Recently Adopted

In May 2014, the FASB issued ASU No. 2014-09, Revenue from Contracts with Customers. ASU 2014-09 combined with all subsequent amendments (collectively ASC 606) provides guidance outlining a single comprehensive revenue model in accounting for revenue from contracts with customers. ASC 606 supersedes existing revenue recognition guidance, including industry-specific guidance, and replaces it with a five-step revenue model with a core principle that "an entity recognizes revenue to depict the transfer of promised goods or services to customers in an amount that reflects the consideration to which the entity expects to be entitled in exchange for those goods or services." This guidance is effective for fiscal years beginning after December 15, 2017 and interim periods within those fiscal years. We adopted this guidance effective January 1, 2018 using a modified retrospective application approach. See our 2017 10-K Note 1 for the anticipated annual impact on our consolidated financial statements and Note 2 in this Quarterly Report on Form 10-Q for our revenue recognition policy and the quarterly impact of our adoption of ASC 606.
The FASB issued ASU No. 2017-01, Business Combinations (Topic 805): Clarifying the Definition of a Business in 2017. The new guidance clarifies the definition of a business in order to allow for the evaluation of whether transactions should be accounted for as acquisitions or disposals of assets or businesses. We adopted this guidance effective January 1, 2018, and this adoption did not have a material effect on our consolidated financial statements.

The FASB issued ASU No. 2017-07, Compensation - Retirement Benefits (Topic 715): Improving the Presentation of Net Periodic Pension Cost and Net Periodic Postretirement Benefit Cost in 2017. We adopted this guidance effective January 1, 2018. This guidance requires an employer to report the service cost component in the same line item or items as other compensation costs arising from services rendered by the pertinent employees during the period. The other components of net benefit cost are required to be presented in the income statement separately from the service cost component and outside a subtotal of operating income, if one is presented, which for us means that certain immaterial amounts will be classified within interest expense as compared to the previous classification within SG&A. We are also required to describe which line items are used to present the other components of net benefit cost if such financial statement line items are separately presented; otherwise, we must disclose the line items in which such costs are presented.

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

The following table disaggregates our revenues by type within each of our business segments:

	Three Months Ended June 30,		Six Months Ended June 30,
	2018	2017	2018	2017
Gaming
Gaming operations	$159.9	$178.4	$321.3	$350.8
Gaming machine sales	167.6	163.3	312.4	319.5
Gaming systems	84.3	67.1	159.3	128.6
Table products	58.9	48.4	120.7	98.3
Total	$470.7	$457.2	$913.7	$897.2

Lottery
Instant products	$150.1	$151.3	$300.3	$293.0
Lottery systems	57.0	51.0	108.5	98.4
Total	$207.1	$202.3	$408.8	$391.4

Social
Social gaming	$99.7	$91.1	$197.1	$171.3
Total	$99.7	$91.1	$197.1	$171.3

Digital
Sports and platform	$20.5	$—	$46.4	$—
Gaming and other	46.7	15.7	90.5	31.8
Total	$67.2	$15.7	$136.9	$31.8

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

Gaming Operations

Gaming operations revenues are generated by providing customers access to proprietary land-based gaming equipment, table game products and VLTs under a variety of recurring operating, service, or rental contracts, for which consideration is based upon a percentage of Coin-in, a percentage of Net win, or a fixed daily/monthly fee, with variability generally resolved in the reporting period. For these contracts with customers, we generally transfer control and recognize revenue or rental income over time based on the amount we expect to receive as described and classify such revenue or rental income as services revenue. Payments from customers under these contracts are typically due on a monthly basis. Jackpot expense for our WAP services is recorded as a reduction to revenue, which decreased revenue and cost of services by $6.5 million and $10.9 million for the three and six months ended June 30, 2018, respectively. This change in classification has no impact on operating income or net loss. There was $5.3 million and $12.4 million of such amounts presented as cost of services for the three and six months ended June 30, 2017, respectively.

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
As disclosed in the first quarter of 2018, there was an $8.1 million and $6.3 million increase in revenue and Lottery Business Segment AEBITDA, respectively, associated with instant products sold on a POS basis due to adopting the new revenue recognition guidance in the first interim period of adoption. We expect this favorable impact will be largely offset during the three quarters following the initial adoption. The impact for the second quarter of 2018 was in line with these expectations. We continue to expect the adoption of the new revenue recognition guidance will have less than a $10.0 million impact on POS revenue in the aggregate for 2018.
Revenue from any tickets sold under these arrangements that were in the lottery distribution channel at December 31, 2017 will not be recognized as retail sales occur, as both the revenue value of such tickets and the historical cost of such inventory at December 31, 2017 was reflected directly into shareholders’ deficit at adoption. The adoption of ASC 606 related to inventory in the distribution channel at December 31, 2017 resulted in an increase to contract assets (included in Prepaid expenses, deposits and other current assets) totaling $52.0 million, a reduction to inventory totaling $33.0 million and a decrease to accumulated net loss totaling $19.0 million. The impact of ASC 606 on our June 30, 2018 consolidated balance sheet was a $39.5 million decrease to inventories and a $45.4 million increase to contract assets included in Prepaid expenses, deposits and other current assets.
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
Contract Liabilities and Other Disclosures

The following table summarizes the activity in our contract liabilities for the reporting period:

Six Months Ended June 30,
2018
Contract liability balance, beginning of period(1)	$88.2
Liabilities recognized during the period	46.9
Amounts recognized in revenue from beginning balance	(37.5)
Contract liability balance, end of period(1)	$97.6
(1) Contract liabilities are included within accrued liabilities and other long-term liabilities in our consolidated balance sheet.

The timing of revenue recognition, billings and cash collections results in billed receivables, unbilled receivables (contract assets), and customer advances and deposits (contract liabilities) on our consolidated balance sheet. Other than contracts with customers with financing arrangements exceeding 12 months, revenue recognition is generally proximal to conversion to cash, except for Lottery instant products sold under percentage of sale contracts. As disclosed in "Lottery Instant Products" above, revenue is recognized for such contracts upon delivery to our customers, while conversion to cash is based on the retail sale of the underlying ticket to end consumers. As a result, revenue recognition under ASC 606 does not approximate conversion to cash in any periods post-adoption. Total revenue recognized under such contracts was $23.6 million and $57.8 million in the three and six months ended June 30, 2018, respectively. The following table summarizes our opening and closing balances in these accounts (other than contract liabilities disclosed above):

	Receivables	Contract Assets(1)
Opening balance, January 1, 2018	$724.7	$66.4
Closing balance, June 30, 2018	733.8	90.6
(1) Contract assets are included primarily within Prepaid expenses, deposits and other current assets in our June 30, 2018 consolidated balance sheet.
Other than acquired contract assets and receivables and assumed contract liabilities resulting from the NYX acquisition (described in Note 1), we did not have any changes in these balances other than normal, recurring activity during the interim period ended June 30, 2018.
As of June 30, 2018, other than as described above, we did not have material unsatisfied performance obligations for contracts expected to be long-term or contracts for which we recognize revenue at an amount other than for which we have the right to invoice for goods or services delivered or performed.
(3) Business Segments
In connection with the NYX acquisition (see Note 1), in the first quarter of 2018, we reviewed our operating and business segments in light of certain changes in the organizational and operational structure of the Company. Based on this review, we determined that our Social gaming business, previously included in our Interactive business segment, is a separate business segment and the remaining business-to-business Interactive business component was integrated with the acquired NYX business, collectively forming the new Digital business segment.
As a result of the above changes, we now report our operations in four business segments—Gaming, Lottery, Social and Digital—representing our different products and services. A detailed discussion regarding the products and services from which our Gaming and Lottery business segments generally derive their revenue is included in our 2017 10-K Note 2. Our Social business segment provides social gaming services through our own B2C applications. Our Digital business segment provides highly customizable software design, development, licensing, maintenance and support services from a comprehensive suite of technology solutions to enable our customers to operate sports books, including betting markets across both fixed-odds and pari-mutuel betting styles, a distribution platform, full gaming process support services, brand and player management, including SG Universe services, and RMG services to online casino operators through our remote game servers. The products and services from which each reportable segment derives its revenues are further discussed in Note 2.
We also reviewed and considered the change in our Chief Executive Officer during the second quarter of 2018, who is also our Chief Operating Decision Maker (CODM), and how resources are allocated and financial information is regularly reviewed to evaluate operating results and performance of our business segments. As a result of this change and starting with the second quarter of 2018, we changed our business segment performance measure of profit or loss from operating income (loss) to Attributable EBITDA (AEBITDA), which we have described below. Business segment information for the three and six months ended June 30, 2017 has been recast to reflect these changes. The accounting policies of our business segments are the same as those described within the Notes in our 2017 10-K and in Note 1 and Note 2 (for revenue recognition) in this Quarterly Report on Form 10-Q. The following tables present our segment information:

	Three Months Ended June 30, 2018
	Gaming	Lottery	Social	Digital	Unallocated and Reconciling Items(1)	Total
Total revenue	$470.7	$207.1	$99.7	$67.2	$—	$844.7
AEBITDA(2)	235.7	99.4	25.2	13.2	(33.1)	340.4
Reconciling items to consolidated net loss before income taxes:
D&A	(121.0)	(13.9)	(6.5)	(16.7)	(14.6)	(172.7)
Restructuring and other	(1.5)	3.2	(0.5)	(4.4)	(30.3)	(33.5)
EBITDA from equity investments(2)					(16.5)	(16.5)
Earnings from equity investments					4.6	4.6
Interest expense					(146.1)	(146.1)
Gain on remeasurement of debt					34.5	34.5
Other expense, net					(0.9)	(0.9)
Stock-based compensation					(15.6)	(15.6)
Net loss before income taxes						(5.8)

Assets as of June 30, 2018	$5,210.7	$1,146.3	$190.5	$862.2	$203.2	$7,612.9
(1) Includes amounts not allocated to the business segments (including corporate costs) and reconciling items to reconcile the total business segments AEBITDA to our consolidated net loss before income taxes.

(2) AEBITDA is net income (loss) before the following adjustments: (1) restructuring and other, which includes charges or expenses attributable to: (i) employee severance; (ii) management changes; (iii) restructuring and integration; (iv) M&A and other, which includes: (a) M&A transaction costs, (b) purchase accounting, (c) unusual items (including certain litigation), and (d) other non-cash items; and (v) cost savings initiatives; (2) depreciation and amortization expense and impairment charges (including goodwill impairment charges); (3) change in fair value of investments and remeasurement of debt; (4) interest expense; (5) income taxes expense (benefit); (6) stock-based compensation; and (7) loss (gain) on debt financing transactions. In addition to the preceding adjustments, we exclude earnings from equity method investments and add (without duplication) our pro rata share of EBITDA of our equity investments, which represents our share of earnings (whether or not distributed to us) before income tax expense, depreciation and amortization expense, and interest (income) expense, net. AEBITDA is presented exclusively as our segment measure of profit or loss.

	Three Months Ended June 30, 2017
	Gaming	Lottery	Social	Digital	Unallocated and Reconciling Items(1)	Total
Total revenue	$457.2	$202.3	$91.1	$15.7	$—	$766.3
AEBITDA(2)	226.9	95.6	21.9	2.7	(32.3)	314.8
Reconciling items to consolidated net loss before income taxes:
D&A	(136.0)	(13.3)	(3.1)	(1.3)	(21.3)	(175.0)
Restructuring and other	(0.3)	1.1	(0.2)	(0.1)	(1.6)	(1.1)
EBITDA from equity investments(2)					(13.1)	(13.1)
Earnings from equity investments					3.1	3.1
Interest expense					(151.2)	(151.2)
Other expense, net					(3.1)	(3.1)
Stock-based compensation					(7.1)	(7.1)
Net loss before income taxes						(32.7)

Assets as of December 31, 2017	$5,401.6	$1,070.6	$219.1	$61.2	$972.8	$7,725.3
(1) Includes amounts not allocated to the business segments (including corporate costs) and reconciling items to reconcile the total business segments AEBITDA to our consolidated net loss before income taxes.

(2) AEBITDA is described in footnote (2) to the first table in this Note 3.

	Six Months Ended June 30, 2018
	Gaming	Lottery	Social	Digital	Unallocated and Reconciling Items(1)	Total
Total revenue	$913.7	$408.8	$197.1	$136.9	$—	$1,656.5
AEBITDA(2)	453.8	193.5	51.4	30.4	(68.6)	660.5
Reconciling items to consolidated net loss before income taxes:
D&A	(260.4)	(28.1)	(13.1)	(32.7)	(26.5)	(360.8)
Restructuring and other	(2.9)	2.4	(18.6)	(10.1)	(56.5)	(85.7)
EBITDA from equity investments(2)					(35.3)	(35.3)
Earnings from equity investments					11.9	11.9
Interest expense					(300.9)	(300.9)
Loss on debt financing transactions					(93.2)	(93.2)
Gain on remeasurement of debt					33.4	33.4
Other expense, net					(6.9)	(6.9)
Stock-based compensation					(24.4)	(24.4)
Net loss before income taxes						(201.4)
(1) Includes amounts not allocated to the business segments (including corporate costs) and reconciling items to reconcile the total business segments AEBITDA to our consolidated net loss before income taxes.

(2) AEBITDA is described in footnote (2) to the first table in this Note 3.

	Six Months Ended June 30, 2017
	Gaming	Lottery	Social	Digital	Unallocated and Reconciling Items(1)		Total
Total revenue	$897.2	$391.4	$171.3	$31.8	$—		$1,491.7
AEBITDA(2)	436.6	180.9	39.8	7.8	(63.7)		601.4
Reconciling items to consolidated net loss before income taxes:
D&A	(259.3)	(27.2)	(5.7)	(2.7)	(45.2)		(340.1)
Restructuring and other	(4.5)	0.8	(1.0)	(0.1)	(5.5)		(10.3)
EBITDA from equity investments(2)					(29.1)		(29.1)
Earnings from equity investments					12.6	12.6	12.6
Interest expense					(310.6)		(310.6)
Loss on debt financing transactions					(29.7)		(29.7)
Other income, net					2.0		2.0
Stock-based compensation					(13.0)		(13.0)
Net loss before income taxes							(116.8)
(1) Includes amounts not allocated to the business segments (including corporate costs) and reconciling items to reconcile the total business segments AEBITDA to our consolidated net loss before income taxes.

(2) AEBITDA is described in footnote (2) to the first table in this Note 3.
The following table presents our recast quarterly selected segment financial data for 2017 and 2016:

	Recast Quarterly Segment Financial Data
	2017				2016
	March 31	June 30	September 30	December 31	March 31	June 30	September 30	December 31
Total revenue
Social	$80.2	$91.1	$95.1	$95.5	$60.2	$69.1	$70.3	$74.8
Digital	16.1	15.7	16.3	17.8	12.4	14.3	14.9	16.8
Previous Interactive Segment	$96.3	$106.8	$111.4	$113.3	$72.6	$83.4	$85.2	$91.6
Total Attributable EBITDA(1)
Social	$17.9	$21.9	$20.1	$21.8	$13.2	$16.0	$10.9	$15.4
Digital	5.1	2.7	3.1	5.1	2.2	2.2	2.7	4.3
(1) AEBITDA is described in (2) to the first table in this Note 3.

(4) Restructuring and other
Restructuring and other includes charges or expenses attributable to: (i) employee severance; (ii) management restructuring and related costs; (iii) restructuring and integration; (iv) cost savings initiatives; (v) major litigation; and (vi) acquisition costs and other unusual items. The following table summarizes pre-tax restructuring and other costs for the periods presented:

	Three Months Ended June 30,		Six Months Ended June 30,
	2018	2017	2018	2017
Employee severance (1)	$15.8	$—	$20.9	$2.7
Acquisitions and related costs(2)	(0.2)	0.8	7.6	4.2
Contingent consideration adjustment(3)	—	—	18.0	—
Legal and related	10.0	—	26.0	—
Restructuring, integration and other	7.9	0.3	13.2	3.4
Total	$33.5	$1.1	$85.7	$10.3
(1) Inclusive of employee severance and termination costs associated with restructuring and integration activities.
(2) Six months ended June 30, 2018 includes $7.7 million related to the NYX acquisition.
(3) Represents contingent consideration fair value adjustment (see Note 12).
(5) Accounts and Notes Receivable and Credit Quality of Receivables
Accounts and Notes Receivable
The following table summarizes the components of current and long-term accounts and notes receivable, net:

	June 30, 2018	December 31, 2017
Current:
Accounts receivable	$575.4	$551.5
Notes receivable	146.2	164.1
Allowance for doubtful accounts and notes	(35.8)	(31.2)
Current accounts and notes receivable, net	$685.8	$684.4
Long-term:
Notes receivable, net of allowance of $0.1 and $0.2	48.0	52.8
Total accounts and notes receivable, net	$733.8	$737.2
Credit Quality of Receivables
The interest rates on our outstanding receivables bearing interest ranged from 3.0% to 10.0% at June 30, 2018, and 3.0% to 10.4% at December 31, 2017.
We have certain concentrations of outstanding accounts and notes receivable in international locations that impact our assessment of the credit quality of those receivables. We monitor the macroeconomic and political environment in each of these locations in our assessment of the credit quality of our receivables. We have not identified changes in the aforementioned factors during the six months ended June 30, 2018 that require a reassessment of our receivable balances. The international locations with significant concentrations (generally deemed to be exceeding 10%) of our accounts and notes receivable are as follows:

•
Mexico - Our notes receivable, net, from certain customers in Mexico at June 30, 2018 was $27.2 million. We collected $16.6 million of outstanding receivables from these customers during the six months ended June 30, 2018.

•
Peru - Our notes receivable, net, from certain customers in Peru at June 30, 2018 was $16.3 million. We collected $6.3 million of outstanding receivables from these customers during the six months ended June 30, 2018.

•
Argentina - Our notes receivable, net, from customers in Argentina at June 30, 2018 was $25.6 million denominated in USD. Our customers are required to, and have continued to, pay us in pesos at the spot exchange rate on the date of payment. We collected $15.7 million of outstanding receivables from customers in Argentina during the six months ended June 30, 2018.

In addition to the macroeconomic and political factors noted above, we also evaluated recent payments, receivables aging, any additional security or collateral we had (bills of exchange, pledge agreements, etc.) and other facts and circumstances relevant to our customers' ability to pay.
The following summarizes the components of total notes receivable, net:

	June 30, 2018	Balances over 90 days past due	December 31, 2017	Balances over 90 days past due
Notes receivable:
Domestic	$75.4	$9.8	$93.5	$9.2
International	118.8	28.5	123.6	33.2
Total notes receivable	194.2	38.3	217.1	42.4

Notes receivable allowance
Domestic	(4.7)	(4.6)	(4.0)	(4.0)
International	(18.0)	(18.0)	(16.8)	(16.8)
Total notes receivable allowance	(22.7)	(22.6)	(20.8)	(20.8)
Notes receivable, net	$171.5	$15.7	$196.3	$21.6
At June 30, 2018, 9.2% of our total notes receivable, net, was past due by over 90 days, compared to 11.0% at December 31, 2017.
We evaluate our exposure to credit loss on notes receivable on both a collective and individual basis. In addition, we evaluate such notes receivable on a geographic basis and take into account any other factors (such as general economic conditions, other macroeconomic considerations, etc.) that could impact our collectability of notes receivable individually or in the aggregate. Accordingly, notes receivable may be evaluated under multiple methodologies, and the resulting allowance is not determined based on one specific methodology taking all factors into consideration. The activity in our allowance for notes receivable for each of the six month periods ended June 30, 2018 and 2017 is as follows:

	Six Months Ended June 30,
	2018	2017
Beginning allowance for notes receivable	$(20.8)	$(15.0)
Provision	(2.8)	(4.4)
Charge-offs and recoveries	0.9	1.1
Ending allowance for notes receivable	$(22.7)	$(18.3)

The fair value of notes receivable is estimated by discounting expected future cash flows using current interest rates at which similar loans would be made to borrowers with similar credit ratings and remaining maturities. As of June 30, 2018 and

December 31, 2017, the fair value of notes receivable, net, approximated the carrying value due to contractual terms of notes receivable generally being under 24 months.
(6) Inventories
Inventories consisted of the following as of the dates presented below:

	June 30, 2018	December 31, 2017
Parts and work-in-process	$137.9	$128.7
Finished goods	94.0	114.4
Total inventories	$231.9	$243.1
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

(7) Property and Equipment, net

Property and equipment, net consisted of the following:

	June 30, 2018	December 31, 2017
Land	$20.4	$35.7
Buildings and leasehold improvements	120.7	183.6
Gaming and lottery machinery and equipment	996.6	962.2
Furniture and fixtures	30.4	33.2
Construction in progress	39.9	27.7
Other property and equipment	241.8	236.9
Less: accumulated depreciation	(929.6)	(911.1)
Total property and equipment, net	$520.2	$568.2
Depreciation expense is excluded from Cost of services, Cost of product sales, Cost of instant products and Other operating expenses and is separately presented within D&A.

	Three Months Ended		Six Months Ended
	June 30,		June 30,
	2018	2017	2018	2017
Depreciation expense	$54.7	$70.0	$107.8	$136.9

Assets Held For Sale

As of June 30, 2018 we had $55.1 million of assets held for sale, and none as of December 31, 2017. Assets held for sale primarily relate to our Gaming business segment and consist of certain properties in Las Vegas and Chicago that are actively being marketed for sale as a result of recent facility rationalization and integration activities. These assets are included within Prepaid expenses, deposits and other current assets and are reported at the lower of the carrying value or fair market value, less expected costs to sell. We measured the fair value of assets held for sale under a market approach and have categorized such measurements as Level 3 in the fair value hierarchy. Based on our fair value measurement during the first quarter of 2018, the book value related to our assets held for sale was reduced by approximately $19.0 million, which was recorded within D&A, with no material changes to such fair value during the second quarter of 2018.

(8) Intangible Assets, net and Goodwill
Intangible Assets, net
The following tables present certain information regarding our intangible assets as of June 30, 2018 and December 31, 2017.

	June 30, 2018			December 31, 2017
	Gross Carrying Value	Accumulated Amortization	Net Balance	Gross Carrying Value	Accumulated Amortization	Net Balance
Amortizable intangible assets:
Customer relationships	$1,086.3	$(257.6)	$828.7	$881.4	$(214.8)	$666.6
Intellectual property	919.8	(397.6)	522.2	788.1	(332.7)	455.4
Licenses	417.8	(236.4)	181.4	419.5	(206.9)	212.6
Brand names	124.7	(53.2)	71.5	125.7	(46.5)	79.2
Trade names	107.9	(18.6)	89.3	98.7	(14.7)	84.0
Patents and other	23.0	(12.9)	10.1	27.1	(14.5)	12.6
	2,679.5	(976.3)	1,703.2	2,340.5	(830.1)	1,510.4
Non-amortizable intangible assets:
Trade names	96.3	(2.1)	94.2	96.3	(2.1)	94.2
Total intangible assets	$2,775.8	$(978.4)	$1,797.4	$2,436.8	$(832.2)	$1,604.6

The following reflects intangible amortization expense included within D&A:

	Three Months Ended		Six Months Ended
	June 30,		June 30,
	2018	2017	2018	2017
Amortization expense	$75.6	$68.9	$152.7	$130.8
Goodwill
Following the NYX acquisition, in the first quarter of 2018, we revised our operating segments as described in Note 3.
As a result of our resegmentation during the first quarter of 2018, we reviewed our operating segments in accordance with ASC 350 to determine if additional reporting units exist within our operating segments based on the availability of discrete financial information that is regularly reviewed by segment management. We determined that we have nine reporting units: Instant Products, U.S. Lottery Systems, International Lottery Systems, SG Gaming, legacy U.K. Gaming, Casino Management Systems, Table Products, Social Gaming, and SG Digital. The change in our reporting units resulted in the allocation of $116.9 million of the previous Interactive reporting unit goodwill balance to the new Social Gaming reporting unit with the remaining $7.5 million allocated to the new SG Digital reporting unit, which allocation was determined based on the relative fair value approach in accordance with ASC 350.

The table below reconciles the change in the carrying value of goodwill by business segment for the period from
December 31, 2017 to June 30, 2018.

Goodwill	Gaming	Lottery	Interactive	Social	Digital	Totals
Balance as of December 31, 2017	$2,475.5	$356.2	$124.4	$—	$—	$2,956.1
Reporting unit reallocation adjustment	—	—	(124.4)	116.9	7.5	—
Acquired goodwill (1)	—	—	—	—	376.4	376.4
Foreign currency adjustments	(8.4)	(1.8)	—	(1.8)	(7.7)	(19.7)
Balance as of June 30, 2018	$2,467.1	$354.4	$—	$115.1	$376.2	$3,312.8
(1) Tentative and preliminary based on our preliminary purchase price allocation as described in Note 1.

(9) Software, net
Software, net consisted of the following:

	June 30, 2018	December 31, 2017
Software	$1,054.9	$1,003.2
Accumulated amortization	(739.1)	(663.8)
Software, net	$315.8	$339.4
The following reflects amortization of software included within D&A:

	Three Months Ended		Six Months Ended
	June 30,		June 30,
	2018	2017	2018	2017
Amortization expense	$42.4	$36.1	$81.3	$72.4

(10) Equity Investments
Equity investments totaled $209.2 million and $253.9 million as of June 30, 2018 and December 31, 2017, respectively. We received distributions and dividends totaling $42.1 million and $41.0 million during the six months ended June 30, 2018 and 2017, respectively, primarily related to our LNS equity investment. During the second quarter of 2018, we made our second pro-rata concession funding payment to LNS of $74.3 million (€60.0 million) relating to extension of the concession for a period of up to nine years.

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
In connection with the February 2018 Refinancing, we reflected $25.8 million in financing costs presented primarily as a reduction to long-term debt.

Outstanding Debt and Capital Leases

The following table reflects our outstanding debt:

	As of
	June 30, 2018					December 31, 2017
	Final Maturity	Rate(s)	Face value	Unamortized debt discount/premium and deferred financing costs, net	Book value	Book value
Senior Secured Credit Facilities:
2018 Revolver, varying interest rate	2018	variable	$42.0	$—	$42.0	$100.5
2020 Revolver, varying interest rate	2020	variable	113.0	—	113.0	249.5
Term Loan B-4	2024	variable	—	—	—	3,193.6
Term Loan B-5	2024	variable	4,164.1	(78.1)	4,086.0	—
Senior Notes:
2022 Secured Notes	2022	7.000%	—	—	—	2,130.7
2025 Secured Notes(2)	2025	5.000%	1,250.0	(18.4)	1,231.6	343.7
2026 Secured Euro Notes(3)	2026	3.375%	379.4	(5.5)	373.9	—
Unsecured Notes	2022	10.000%	2,200.0	(26.9)	2,173.1	2,170.1
2026 Unsecured Euro Notes(3)	2026	5.500%	291.9	(4.3)	287.6	—
Subordinated Notes:
2020 Notes	2020	6.250%	243.5	(1.3)	242.2	241.8
2021 Notes	2021	6.625%	340.6	(4.0)	336.6	336.0
Capital lease obligations, 3.9% as of June 30, 2018 payable monthly through 2019	2019	3.900%	7.9	—	7.9	10.7
Total long-term debt outstanding			$9,032.4	$(138.5)	$8,893.9	$8,776.6
Less: current portion of long-term debt					(48.7)	(40.3)
Long-term debt, excluding current portion					$8,845.2	$8,736.3
Fair value of debt (1)			$9,095.8
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
(3) We designated a portion of our 2026 Secured Euro Notes as a net investment non-derivative hedge of our investments in certain of our international subsidiaries that use the Euro as their functional currency in order to reduce the volatility in our operating results caused by the change in foreign currency exchange rates of the Euro relative to the U.S. Dollar (see Note 12 for additional information). The total change in the face value of the 2026 Secured Euro Notes and 2026 Unsecured Euro Notes due to changes in foreign currency exchange rates since the issuance was a reduction of $41.2 million, of which $34.5 million and $33.4 million were recognized as a Gain on remeasurement of debt in the Consolidated Statements of Operations and Comprehensive Loss for the three and six months ended June 30, 2018, respectively.

We were in compliance with the financial covenants under our debt agreements as of June 30, 2018.
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

Effective April 30, 2018, the 2026 Secured Euro Notes and 2026 Unsecured Euro Notes are listed on the Official List of The International Stock Exchange.

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

For additional information regarding terms of our credit agreement and 2025 Secured Notes, see Note 16 in our 2017 10-K.

Loss on Debt Financing Transactions

The following are components of the loss on debt financing transactions resulting from debt extinguishment and modification accounting for the six months ended June 30, 2018 and 2017, none of which were incurred for the three-month comparable periods:

	Six Months Ended June 30,
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
Derivative Financial Instruments

We record derivative financial instruments on the balance sheet at their respective fair values. As described in Note 1, during the first quarter of 2018, we adopted ASU 2017-12. As of June 30, 2018, we held the following derivative instruments that were accounted for pursuant to ASC 815:

Interest Rate Swap Contracts

We currently use interest rate swap contracts as described below to mitigate gains or losses associated with the change in expected cash flows due to fluctuations in interest rates on our variable rate debt. Our interest rate swaps that we held as of December 31, 2017 expired in January 2018.
In February 2018, we entered into interest rate swap contracts to hedge a portion of our interest expense associated with our variable rate debt to effectively fix the interest rate that we pay. These interest rate swap contracts are designated as cash flow hedges under ASC 815. We pay interest at a weighted-average fixed rate of 2.4418% and receive interest at a variable rate equal to one-month LIBOR. The total notional amount of interest rate swaps outstanding was $800.0 million as of June 30, 2018. These hedges mature in February 2022.
These hedges are highly effective in offsetting changes in our future expected cash flows due to the fluctuation in the one-month LIBOR rate associated with our variable rate debt. We qualitatively monitor the effectiveness of these hedges on a quarterly basis. As a result of the effective matching of the critical terms on our variable rate interest expense being hedged to the hedging instruments being used, we expect these hedges to remain highly effective.
All gains and losses from these hedges are recorded in Other comprehensive income (loss) until the future underlying payment transactions occur. Any realized gains or losses resulting from the hedges are recognized (together with the hedged transaction) as interest expense. We estimate the fair value of our interest rate swap contracts by discounting the future cash flows of both the fixed rate and variable rate interest payments based on market yield curves. The inputs used to measure the fair value of our interest rate swap contracts are categorized as Level 2 in the fair value hierarchy as established by ASC 820.
The following table shows the gains and interest expense recognized on our interest rate swap contracts:

	Three Months Ended		Six Months Ended
	June 30,		June 30,
	2018	2017	2018	2017
Gains recorded in accumulated other comprehensive loss, net of tax	$3.8	$—	$5.7	$2.8
Interest expense recorded related to interest rate swap contracts	1.1	2.0	1.6	4.1
We do not expect to reclassify material amounts from Accumulated other comprehensive loss to interest expense in the next twelve months.

The following table shows the effect of interest rate swap contracts designated as cash flow hedges on the consolidated statements of operations and comprehensive loss:

	Three Months Ended	Six Months Ended
	June 30,	June 30,
	2018	2018
	Interest expense
Total amounts of expense line item presented in the statements of operations and comprehensive loss in which the effects of cash flow hedges are recorded	$(146.1)	$(300.9)
Hedged item	(5.0)	(6.6)
Derivative designated as hedging instrument	3.9	5.0

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

The following table shows the fair value of our hedges:

	Balance Sheet Line Item	June 30, 2018	December 31, 2017
Interest rate swaps (1)(3)	Other assets/(accrued liabilities)	$7.6	$(0.2)
Cross-currency interest rate swaps(2)(3)	Other assets	2.8	—
(1) The gains of $5.0 million and $7.6 million for the three and six months ended June 30, 2018, respectively, are reflected in Derivative financial instrument unrealized gain, net of tax in Other comprehensive income.
(2) The gains of $23.6 million and $2.8 million for the three and six months ended June 30, 2018, respectively, are reflected in Foreign currency translation loss in Other comprehensive income.
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
Contingent Consideration Liabilities

In connection with our 2017 acquisitions, we have recorded certain contingent consideration liabilities, of which the values are primarily based on reaching certain earnings-based metrics, with a maximum payout of up to $38.5 million. The related liabilities were recorded at fair value on the acquisition date as part of the consideration transferred and are remeasured each reporting period. The inputs used to measure the fair value of our liabilities are categorized as Level 3 in the fair value hierarchy.

Based on the first quarter of 2018 remeasurement and as a result of changes in significant unobservable inputs primarily consisting of projected earnings-based measures and probability of achievement (categorized as Level 3 in the fair value hierarchy as established by ASC 820), we increased the fair value of certain long-term contingent consideration by $18.0 million, which change was included in Restructuring and other, with no material changes during the second quarter of 2018. Contingent consideration liabilities as of June 30, 2018 and December 31, 2017 were $25.5 million and $7.5 million, respectively, and are primarily included in other long-term liabilities.

We did not have assets and liabilities measured at fair value on a non-recurring basis as of June 30, 2018.
(13) Stockholders' Deficit
Stock Based Compensation
The following reflects total stock-based compensation expense recognized under all programs:

	Three Months Ended		Six Months Ended
	June 30,		June 30,
	2018	2017	2018	2017
Related to stock options	$7.3	$1.3	$8.7	$1.5
Related to RSUs	8.3	5.8	15.7	11.5
Total	$15.6	$7.1	$24.4	$13.0

(14) Income Taxes
We consider new evidence (both positive and negative) at each reporting date that could affect our view of the future realization of deferred tax assets. Based upon the evaluation of all available evidence, and considering the projected U.S. pre-tax losses for 2018, we maintain a valuation allowance for our U.S. operations as of June 30, 2018. We maintained other valuation allowances for certain non-U.S. jurisdictions with cumulative losses.

The effective income tax rates for the three and six months ended June 30, 2018 were 0.0% and (3.1)%, respectively, and (19.5%) and (19.8%) for the three and six months ended June 30, 2017, respectively, and were determined using an estimated annual effective tax rate after considering any discrete items for such periods. Due to the aforementioned valuation allowance against our U.S. deferred tax assets, the effective tax rate for the six months ended June 30, 2018 does not include the benefit of the current year U.S. tax losses. In the six months ended June 30, 2017, we recorded an overall tax expense due to the application of a full valuation allowance against the U.S. pre-tax losses coupled with a tax expense on foreign pre-tax earnings. The change in the effective tax rates relates primarily to the overall mix of income in our foreign jurisdictions.

As disclosed in our 2017 10-K Note 21, our accounting for the Tax Cuts and Jobs Act (the "Tax Act") is incomplete; however, we were able to reasonably estimate certain effects, and consequently we recorded provisional adjustments associated with: (1) impact on deferred tax assets (DTAs) and deferred tax liabilities (DTLs) from reduction of U.S. federal corporate income tax rate; (2) the deemed repatriation transition tax; and (3) impact on valuation allowances. Additionally, as disclosed in our 2017 10-K Note 21, we were not yet able to reasonably estimate the effects of the Tax Act for the Global Intangible Low Income Tax (GILTI). There were no changes to these items during the second quarter of 2018, as we continue to evaluate the impacts of the Tax Act.

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
We record an accrual for legal contingencies when it is both probable that a liability has been incurred and the amount or range of the loss can be reasonably estimated (although, as discussed below, there may be an exposure to loss in excess of the accrued liability). We evaluate our accruals for legal contingencies at least quarterly and, as appropriate, establish new accruals or adjust existing accruals to reflect (1) the facts and circumstances known to us at the time, including information regarding negotiations, settlements, rulings and other relevant events and developments, (2) the advice and analyses of counsel and (3) the assumptions and judgment of management. Legal costs associated with our legal proceedings are expensed as incurred. We had accrued liabilities of $29.1 million and $4.7 million for all of our legal matters that were contingencies as of June 30, 2018 and December 31, 2017, respectively.
Substantially all of our legal contingencies are subject to significant uncertainties and, therefore, determining the likelihood of a loss and/or the measurement of any loss involves a series of complex judgments about future events. Consequently, the ultimate outcomes of our legal contingencies could result in losses in excess of amounts we have accrued. We may be unable to estimate a range of possible losses for some matters pending against us or our subsidiaries, even when the amount of damages claimed against us or our subsidiaries is stated because, among other things: (1) the claimed amount may be exaggerated or unsupported; (2) the claim may be based on a novel legal theory or involve a large number of parties; (3) there may be uncertainty as to the likelihood of a class being certified or the ultimate size of the class; (4) there may be uncertainty as to the outcome of pending appeals or motions; (5) the matter may not have progressed sufficiently through discovery or there may be significant factual or legal issues to be resolved or developed; and/or (6) there may be uncertainty as to the enforceability of legal judgments and outcomes in certain jurisdictions. Other matters have progressed sufficiently that we are able to estimate a range of possible loss. For those legal contingencies disclosed in Note 22 in our 2017 10-K and this Note 15 as well as those related to the previously disclosed settlement agreement entered into in February 2015 with SNAI S.p.a., as to which a loss is reasonably possible, whether in excess of a related accrued liability or where there is no accrued liability, and for which we are able to estimate a range of possible loss, the current estimated range is up to approximately $14.0 million in excess of the accrued liabilities (if any) related to those legal contingencies. This aggregate range represents management’s estimate of additional possible loss in excess of the accrued liabilities (if any) with respect to these matters based on currently available information, including any damages claimed by the plaintiffs, and is subject to significant judgment and a variety of assumptions and inherent uncertainties. For example, at the time of making an estimate, management may have only preliminary, incomplete, or inaccurate information about the facts underlying a claim; its assumptions about the future rulings of the court or other tribunal on significant issues, or the behavior and incentives of adverse parties, regulators, indemnitors or co‑defendants, may prove to be wrong; and the outcomes it is attempting to predict are often not amenable to the use of statistical or other quantitative analytical tools. In addition, from time to time an outcome may occur that management had not accounted for in its estimate because it had considered that outcome to be remote. Furthermore, as noted above, the aggregate range does not include any matters for which we are not able to estimate a range of possible loss. Accordingly, the estimated aggregate range of possible loss does not represent our maximum loss exposure. Any such losses could have a material adverse impact on our results of operations, cash flows or financial condition. The legal proceedings underlying the estimated range will change from time to time, and actual results may vary significantly from the current estimate.
Shuffle Tech Matter
In April 2015, Shuffle Tech International, LLC, Aces Up Gaming, Inc. and Poydras-Talrick Holdings LLC brought a civil action in the United States District Court for the Northern District of Illinois against the Company, Bally Technologies, Inc., and Bally Gaming, Inc., alleging monopolization of the market for card shufflers in violation of federal antitrust laws, fraudulent procurement of patents on card shufflers, unfair competition and deceptive trade practices. Specifically, the plaintiffs claim that the defendants used certain shuffler patents in a predatory manner to create and maintain a monopoly in the relevant shuffler market. The plaintiffs’ complaint seeks no less than $100.0 million in compensatory damages (which is subject to trebling), attorneys’ fees and costs, as well as injunctive and declaratory relief. In June 2015, the defendants filed a motion to dismiss. In October 2015, the district court dismissed all of the plaintiffs’ claims against the defendants with prejudice, except for the claims of violation of antitrust laws related to the fraudulent procurement of patents on card shufflers. In September 2017, the district court denied defendants’ motion for summary judgment, and the matter was scheduled for trial. On April 23, 2018, a court-ordered settlement conference before a magistrate judge was held, but no settlement was reached. On April 25, 2018, plaintiffs filed with the U.S. District Court an itemization of claimed damages, pursuant to which the plaintiffs, at trial, will seek to recover compensatory damages ranging from approximately $105.2 million to $139.5 million (which is subject to trebling), and also their reasonable attorneys’ fees and costs. Trial began July 16, 2018 and is scheduled to end on or about August 6, 2018. We are unable at this time to estimate a range of reasonably possible losses above the amount we have accrued for this matter due to the complexity of the plaintiffs’ claims, and the unpredictability of the outcome of the proceedings in the district court, and on any appeal therefrom.

Washington State Matter
On April 17, 2018, plaintiff Sheryl Fife filed a putative class action complaint against the Company in the United States District Court for the Western District of Washington. In her complaint, plaintiff seeks to represent a putative class of all persons in the State of Washington who purchased and allegedly lost virtual coins playing the Company's online social casino games, including but not limited to Jackpot Party® Social Casino and Gold Fish® Casino. The complaint asserts claims for alleged violations of Washington's Recovery of Money Lost at Gambling Act, Washington's consumer protection statute, and for unjust enrichment, and seeks unspecified money damages (including treble damages as appropriate), the award of reasonable attorneys’ fees and costs, pre- and post-judgment interest, and injunctive and/or declaratory relief. On July 2, 2018, the Company filed a motion to dismiss the plaintiff's complaint with prejudice. Due to the very early nature of this litigation, we are currently unable to determine the likelihood of an outcome or estimate a range of reasonably possible loss.
Raqqa Matter
On May 4, 2018, plaintiffs Raqqa, Inc. Pittsburg Liquors, Inc., Omdev, Inc., Om Riya, Inc., E and B Liquors, Inc., Michael Cairo, and Jason Van Lente (collectively, “plaintiffs”) filed a putative class action complaint against Northstar Lottery Group LLC, IGT Global Solutions Corporation, and Scientific Games International, Inc. (collectively, “defendants”), in the United States District Court for the Southern District of Illinois. In their complaint, plaintiffs seek to represent two putative classes of persons: (1) all persons who were or are parties to a contract to sell at retail Illinois Lottery instant game tickets at any time between July 1, 2011 and the present; and (2) all natural persons who purchased one or more Illinois Lottery instant game tickets at any time between July 1, 2011 and the present. The complaint alleges that Northstar Lottery Group LLC discontinued certain Illinois instant-ticket lottery games before all grand prizes were awarded, and further alleges that those discontinuations caused economic harm to lottery players, and to lottery retailers who receive commissions on winning tickets. The complaint asserts claims for alleged tortious interference with contract, alleged tortious interference with prospective economic advantage, alleged common law fraud, alleged violation of Illinois’ Consumer Fraud and Deceptive Business Practices Act, alleged unjust enrichment and alleged civil conspiracy. The complaint seeks unspecified money damages and the award of plaintiffs’ attorneys’ fees and costs. On June 18, 2018, the defendants filed a motion to dismiss the plaintiffs’ complaint with prejudice. Due to the very early nature of this litigation, we are currently unable to determine the likelihood of an outcome or estimate a range of reasonably possible loss.
For additional information regarding our pending litigation matters, see Note 22 in our 2017 10-K.

(16) Financial Information for Guarantor Subsidiaries and Non-Guarantor Subsidiaries
We conduct substantially all of our business through our U.S. and foreign subsidiaries. As of June 30, 2018, SGI's obligations under the 2020 Notes, the 2021 Notes, the 2025 Secured Notes, the 2026 Secured Euro Notes, the Unsecured Notes and the 2026 Unsecured Euro Notes were fully and unconditionally and jointly and severally guaranteed by SGC and the Guarantor Subsidiaries other than SGI. We redeemed all of the outstanding 2022 Secured Notes during the first quarter of 2018, which were previously issued by SGI and fully and unconditionally and jointly and severally guaranteed by SGC and the Guarantor Subsidiaries other than SGI. The guarantees of our 2022 Secured Notes were released in connection with the redemption of the 2022 Secured Notes. We redeemed all of the outstanding 2018 Notes on March 17, 2017, which were previously issued by SGC and fully and unconditionally and jointly and severally guaranteed by the Guarantor Subsidiaries. The guarantees of our 2020 Notes, 2021 Notes, 2025 Secured Notes, 2026 Secured Euro Notes, Unsecured Notes, and 2026 Unsecured Euro Notes will terminate under the following customary circumstances: (1) the sale or disposition of the capital stock of the guarantor (including by consolidation or merger of the guarantor into another person); (2) the liquidation or dissolution of the guarantor; (3) the defeasance or satisfaction and discharge of the notes; (4) the release of the guarantor from any guarantees of indebtedness of SGC and SGI; and (5) the proper designation of the guarantor as an unrestricted subsidiary pursuant to the indenture governing the respective Notes.

Presented below is condensed consolidating financial information for (1) SGC, (2) SGI, (3) the Guarantor Subsidiaries and (4) the Non-Guarantor Subsidiaries as of June 30, 2018 and December 31, 2017 and for the three and six months ended June 30, 2018 and 2017. The condensed consolidating financial information has been presented to show the nature of assets held, results of operations and cash flows of SGC, SGI, the Guarantor Subsidiaries and the Non-Guarantor Subsidiaries assuming the current guarantee structures of the 2018 Notes, the 2020 Notes, the 2021 Notes, the 2022 Secured Notes, the Unsecured Notes, the 2025 Secured Notes, the 2026 Secured Euro Notes, and the 2026 Unsecured Euro Notes were in effect at the beginning of the periods presented.
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

SCIENTIFIC GAMES CORPORATION AND SUBSIDIARIES
SUPPLEMENTAL CONDENSED CONSOLIDATING BALANCE SHEET
As of June 30, 2018

	SGC (Parent)	SGI (Issuer1)	Guarantor Subsidiaries	Non-Guarantor Subsidiaries	Eliminating Entries	Consolidated
Assets
Cash and cash equivalents	$44.9	$—	$—	$83.3	$(9.6)	$118.6
Restricted cash	—	0.6	28.0	4.7	—	33.3
Accounts receivable, net	—	73.9	201.9	286.5	—	562.3
Notes receivable, net	—	—	107.2	16.3	—	123.5
Inventories	—	30.7	92.0	129.2	(20.0)	231.9
Prepaid expenses, deposits and other current assets	11.0	66.1	98.3	73.2	0.2	248.8
Property and equipment, net	31.3	111.4	230.6	174.8	(27.9)	520.2
Investment in subsidiaries	3,005.4	929.3	1,033.3	—	(4,968.0)	—
Goodwill	—	240.2	1,886.1	1,186.5	—	3,312.8
Intangible assets, net	12.0	34.5	1,245.6	505.3	—	1,797.4
Intercompany balances	—	5,852.9	—	—	(5,852.9)	—
Software, net	63.2	36.1	161.0	55.5	—	315.8
Other assets(2)	234.1	406.3	55.6	235.4	(583.1)	348.3
Total assets	$3,401.9	$7,782.0	$5,139.6	$2,750.7	$(11,461.3)	$7,612.9
Liabilities and stockholders' (deficit) equity
Current portion of long-term debt	$—	$41.7	$—	$7.0	$—	$48.7
Other current liabilities	99.1	123.1	219.6	240.2	(43.2)	638.8
Long-term debt, excluding current portion	—	8,844.2	—	1.0	—	8,845.2
Other long-term liabilities	92.2	10.2	616.7	198.6	(569.1)	348.6
Intercompany balances	5,479.0	—	29.8	344.1	(5,852.9)	—
Stockholders' (deficit) equity	(2,268.4)	(1,237.2)	4,273.5	1,959.8	(4,996.1)	(2,268.4)
Total liabilities and stockholders' (deficit) equity	$3,401.9	$7,782.0	$5,139.6	$2,750.7	$(11,461.3)	$7,612.9

(1) Issuer of obligations under the 2020 Notes, the 2021 Notes, the 2022 Secured Notes, which were redeemed in March 2018, the Unsecured Notes, the 2025 Secured Notes, which were issued in October 2017, and the 2026 Secured Euro Notes and 2026 Unsecured Euro Notes, which were issued in February 2018.
(2) Includes $14.8 million and $0.7 million in non-current restricted cash for Guarantor Subsidiaries and Non-Guarantor Subsidiaries, respectively.

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

SCIENTIFIC GAMES CORPORATION AND SUBSIDIARIES
SUPPLEMENTAL CONDENSED CONSOLIDATING STATEMENT OF
OPERATIONS AND COMPREHENSIVE (LOSS) INCOME
Three Months Ended June 30, 2018

	SGC (Parent)	SGI (Issuer1)	Guarantor Subsidiaries	Non-Guarantor Subsidiaries	Eliminating Entries	Consolidated
Revenue	$—	$136.0	$404.4	$376.3	$(72.0)	$844.7
Cost of services, cost of product sales and cost of instant products (2)	—	86.3	131.4	159.2	(61.0)	315.9
SG&A	43.3	9.1	51.5	82.6	(12.6)	173.9
R&D	—	0.5	21.9	26.8	—	49.2
D&A	11.9	7.4	107.4	49.5	(3.5)	172.7
Restructuring and other	30.2	(3.4)	1.7	5.0	—	33.5
Operating (loss) income	(85.4)	36.1	90.5	53.2	5.1	99.5
Interest expense	—	(146.1)	—	—	—	(146.1)
Gain on remeasurement of debt	—	34.5	—	—	—	34.5
Other income (expense), net	16.9	131.9	(119.1)	(23.4)	—	6.3
Net (loss) income before equity in income of subsidiaries and income taxes	(68.5)	56.4	(28.6)	29.8	5.1	(5.8)
Equity in income (loss) of subsidiaries	25.8	13.7	(17.2)	—	(22.3)	—
Income tax benefit (expense)	36.9	(25.7)	(3.9)	(7.3)	—	—
Net (loss) income	$(5.8)	$44.4	$(49.7)	$22.5	$(17.2)	$(5.8)

Other comprehensive (loss) income	(83.4)	29.3	(35.8)	(119.0)	125.5	(83.4)
Comprehensive (loss) income	$(89.2)	$73.7	$(85.5)	$(96.5)	$108.3	$(89.2)

(1) Issuer of obligations under the 2020 Notes, the 2021 Notes, the 2022 Secured Notes, which were redeemed in March 2018, the Unsecured Notes, the 2025 Secured Notes, which were issued in October 2017, and the 2026 Secured Euro Notes and 2026 Unsecured Euro Notes, which were issued in February 2018.
(2) Exclusive of D&A.

SCIENTIFIC GAMES CORPORATION AND SUBSIDIARIES
SUPPLEMENTAL CONDENSED CONSOLIDATING STATEMENT OF
OPERATIONS AND COMPREHENSIVE (LOSS) INCOME
Three Months Ended June 30, 2017

	SGC (Parent)	SGI (Issuer1)	Guarantor Subsidiaries	Non-Guarantor Subsidiaries	Eliminating Entries	Consolidated
Revenue	$—	$128.3	$420.5	$284.8	$(67.3)	$766.3
Cost of services, cost of product sales and cost of instant products (2)	—	86.8	129.0	135.6	(72.5)	278.9
SG&A	29.2	8.5	68.9	52.1	(12.8)	145.9
R&D	0.7	2.4	16.9	28.1	—	48.1
D&A	16.9	8.0	122.8	29.6	(2.3)	175.0
Restructuring and other	1.5	0.3	(1.1)	0.4	—	1.1
Operating (loss) income	(48.3)	22.3	84.0	39.0	20.3	117.3
Interest income (expense)	0.2	(151.1)	—	(0.3)	—	(151.2)
Other (expense) income, net	(18.1)	51.7	(31.0)	(1.4)	—	1.2
Net (loss) income before equity in income of subsidiaries and income taxes	(66.2)	(77.1)	53.0	37.3	20.3	(32.7)
Equity in income of subsidiaries	18.8	14.6	6.1	—	(39.5)	—
Income tax benefit (expense)	8.3	28.9	(27.4)	(16.2)	—	(6.4)
Net (loss) income	$(39.1)	$(33.6)	$31.7	$21.1	$(19.2)	$(39.1)

Other comprehensive income	31.7	0.3	44.7	30.2	(75.2)	31.7
Comprehensive (loss) income	$(7.4)	$(33.3)	$76.4	$51.3	$(94.4)	$(7.4)

(1) Issuer of obligations under the 2020 Notes, the 2021 Notes, the 2022 Secured Notes, which were redeemed in March 2018, the Unsecured Notes and the 2025 Secured Notes, which were issued in October 2017.
(2) Exclusive of D&A.

SCIENTIFIC GAMES CORPORATION AND SUBSIDIARIES
SUPPLEMENTAL CONDENSED CONSOLIDATING STATEMENT OF
OPERATIONS AND COMPREHENSIVE (LOSS) INCOME
Six Months Ended June 30, 2018

	SGC (Parent)	SGI (Issuer1)	Guarantor Subsidiaries	Non-Guarantor Subsidiaries	Eliminating Entries	Consolidated
Revenue	$—	$265.6	$791.3	$745.2	$(145.6)	$1,656.5
Cost of services, cost of product sales and cost of instant products (2)	—	172.6	249.8	312.3	(122.1)	612.6
SG&A	81.1	20.0	108.9	161.4	(25.9)	345.5
R&D	—	0.9	44.8	57.3	—	103.0
D&A	21.1	15.0	233.5	97.9	(6.7)	360.8
Restructuring and other	56.3	(2.6)	3.2	28.8	—	85.7
Operating (loss) income	(158.5)	59.7	151.1	87.5	9.1	148.9
Interest expense	—	(300.5)	—	(0.4)	—	(300.9)
Loss on debt financing transactions	—	(93.2)	—	—	—	(93.2)
Gain on remeasurement of debt	—	33.4	—	—	—	33.4
Other income (expense), net	32.5	269.1	(252.0)	(39.2)	—	10.4
Net (loss) income before equity in income of subsidiaries and income taxes	(126.0)	(31.5)	(100.9)	47.9	9.1	(201.4)
Equity in (loss) income of subsidiaries	(58.1)	17.3	(6.8)	—	47.6	—
Income tax (expense) benefit	(23.5)	7.5	21.4	(11.6)	—	(6.2)
Net (loss) income	$(207.6)	$(6.7)	$(86.3)	$36.3	$56.7	$(207.6)

Other comprehensive (loss) income	(31.3)	12.2	(13.4)	(45.9)	47.1	(31.3)
Comprehensive (loss) income	$(238.9)	$5.5	$(99.7)	$(9.6)	$103.8	$(238.9)

(1) Issuer of obligations under the 2020 Notes, the 2021 Notes, the 2022 Secured Notes, which were redeemed in March 2018, the Unsecured Notes, the 2025 Secured Notes, which were issued in October 2017, and the 2026 Secured Euro Notes and 2026 Unsecured Euro Notes, which were issued in February 2018.
(2) Exclusive of D&A.

SCIENTIFIC GAMES CORPORATION AND SUBSIDIARIES
SUPPLEMENTAL CONDENSED CONSOLIDATING STATEMENT OF
OPERATIONS AND COMPREHENSIVE (LOSS) INCOME
Six Months Ended June 30, 2017

	SGC (Parent)	SGI (Issuer1)	Guarantor Subsidiaries	Non-Guarantor Subsidiaries	Eliminating Entries	Consolidated
Revenue	$—	$246.3	$820.3	$549.4	$(124.3)	$1,491.7
Cost of services, cost of product sales and cost of instant products (2)	—	169.7	252.7	257.4	(120.9)	558.9
SG&A	58.9	18.0	117.7	114.5	(22.5)	286.6
R&D	1.2	3.8	51.1	34.4	—	90.5
D&A	37.2	15.5	234.7	57.4	(4.7)	340.1
Restructuring and other	5.3	0.5	3.1	1.4	—	10.3
Operating (loss) income	(102.6)	38.8	161.0	84.3	23.8	205.3
Interest expense	(4.3)	(305.7)	—	(0.6)	—	(310.6)
Loss on debt financing transactions	(1.1)	(28.6)	—	—	—	(29.7)
Other (expense) income, net	(38.9)	102.4	(56.5)	11.2	—	18.2
Net (loss) income before equity in income of subsidiaries and income taxes	(146.9)	(193.1)	104.5	94.9	23.8	(116.8)
Equity in income of subsidiaries	23.5	31.9	21.5	—	(76.9)	—
Income tax (expense) benefit	(16.5)	72.3	(48.0)	(30.9)	—	(23.1)
Net (loss) income	$(139.9)	$(88.9)	$78.0	$64.0	$(53.1)	$(139.9)

Other comprehensive income	67.8	4.3	66.2	59.7	(130.2)	67.8
Comprehensive (loss) income	$(72.1)	$(84.6)	$144.2	$123.7	$(183.3)	$(72.1)

(1) Issuer of obligations under the 2020 Notes, the 2021 Notes, the 2022 Secured Notes, which were redeemed in March 2018, the Unsecured Notes and the 2025 Secured Notes, which were issued in October 2017.
(2) Exclusive of D&A.

SCIENTIFIC GAMES CORPORATION AND SUBSIDIARIES
SUPPLEMENTAL CONDENSED CONSOLIDATING STATEMENT OF CASH FLOWS
Six Months Ended June 30, 2018

	SGC (Parent)	SGI (Issuer1)	Guarantor Subsidiaries	Non-Guarantor Subsidiaries	Eliminating Entries	Consolidated
Net cash (used in) provided by operating activities	$(50.5)	$(59.1)	$84.7	$163.7	$(6.4)	$132.4
Cash flows from investing activities:
Capital expenditures	(22.1)	(46.1)	(89.3)	(43.0)	—	(200.5)
Acquisitions of businesses and assets, net of cash acquired	—	—	(9.6)	(264.5)	—	(274.1)
Distributions of capital from equity investments	—	—	—	23.2	—	23.2
Additions to equity method investments	—	(0.9)	—	(74.3)	—	(75.2)
Other, principally change in intercompany investing activities	—	48.0	—	—	(48.0)	—
Net cash (used in) provided by investing activities	(22.1)	1.0	(98.9)	(358.6)	(48.0)	(526.6)
Cash flows from financing activities:
Proceeds net of payments on long-term debt	—	96.6	—	(4.0)	—	92.6
Repayment of assumed NYX debt	—	—	—	(288.2)	—	(288.2)
Payments of debt issuance and deferred financing costs	—	(38.5)	—	—	—	(38.5)
Payments on license obligations	(13.8)	—	(0.2)	—	—	(14.0)
Net redemptions of common stock under stock-based compensation plans and other	(19.7)	—	(1.8)	—	—	(21.5)
Other, principally change in intercompany financing activities	(581.6)	—	15.1	518.5	48.0	—
Net cash (used in) provided by financing activities	(615.1)	58.1	13.1	226.3	48.0	(269.6)
Effect of exchange rate changes on cash, cash equivalents and restricted cash	—	—	—	(2.9)	—	(2.9)
(Decrease) increase in cash, cash equivalents and restricted cash	(687.7)	—	(1.1)	28.5	(6.4)	(666.7)
Cash, cash equivalents and restricted cash, beginning of period	732.6	0.6	43.9	60.2	(3.2)	834.1
Cash, cash equivalents and restricted cash end of period	$44.9	$0.6	$42.8	$88.7	$(9.6)	$167.4

(1) Issuer of obligations under the 2020 Notes, the 2021 Notes, the 2022 Secured Notes, which were redeemed in March 2018, the Unsecured Notes, the 2025 Secured Notes, which were issued in October 2017, and the 2026 Secured Euro Notes and 2026 Unsecured Euro Notes, which were issued in February 2018.

SCIENTIFIC GAMES CORPORATION AND SUBSIDIARIES
SUPPLEMENTAL CONDENSED CONSOLIDATING STATEMENT OF CASH FLOWS
Six Months Ended June 30, 2017

	SGC (Parent)	SGI (Issuer1)	Guarantor Subsidiaries	Non-Guarantor Subsidiaries	Eliminating Entries	Consolidated
Net cash (used in) provided by operating activities	$(101.1)	$(125.1)	$327.9	$177.4	$0.4	$279.5
Cash flows from investing activities:
Capital expenditures	(25.1)	(8.9)	(67.9)	(38.3)	—	(140.2)
Acquisition of business, net of cash acquired	—	—	(26.3)	(25.8)	—	(52.1)
Distributions of capital from equity investments	—	—	—	22.4	—	22.4
Changes in other assets and liabilities and other	—	—	7.5	2.5	—	10.0
Other, principally change in intercompany investing activities	—	(102.9)	—	(166.3)	269.2	—
Net cash used in investing activities	(25.1)	(111.8)	(86.7)	(205.5)	269.2	(159.9)
Cash flows from financing activities:
Net payments of long-term debt including proceeds and repurchases of senior notes and term loans	(250.0)	265.7	—	(3.1)	—	12.6
Payments of debt issuance and deferred financing costs	—	(27.7)	—	—	—	(27.7)
Payments on license obligations	(17.0)	—	(2.5)	—	—	(19.5)
Net redemptions of common stock under stock-based compensation plans	(3.9)	—	—	—	—	(3.9)
Other, principally change in intercompany financing activities	507.1	—	(237.9)	—	(269.2)	—
Net cash provided by (used in) financing activities	236.2	238.0	(240.4)	(3.1)	(269.2)	(38.5)
Effect of exchange rate changes on cash, cash equivalents and restricted cash	—	—	—	2.8	—	2.8
Increase (decrease) in cash, cash equivalents and restricted cash	110.0	1.1	0.8	(28.4)	0.4	83.9
Cash, cash equivalents and restricted cash, beginning of period	32.7	1.7	41.0	82.6	(1.1)	156.9
Cash, cash equivalents and restricted cash end of period	$142.7	$2.8	$41.8	$54.2	$(0.7)	$240.8

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
Recent Events

•	On June 1, 2018, Barry L. Cottle succeeded Kevin M. Sheehan as SGC’s President and Chief Executive Officer, after previously having served as the Company's Chief Executive, SG Interactive.

•
On May 14, 2018 the Supreme Court of the United States overturned the Professional and Amateur Sports Protection Act (PASPA), a decision that opens up a path to legalization of sports betting across the country.

Segments
Beginning in the first quarter of 2018, we report our operations in four business segments — Gaming, Lottery, Social and Digital — representing our different products and services. Additionally, as a result of our Chief Executive Officer change and starting with the second quarter of 2018, we changed our business segment measure of profit or loss from operating income (loss) to Attributable EBITDA. See "Consolidated Results" below and Note 3 for additional business segment information.
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

	Three Months Ended				Six Months Ended
	June 30,				June 30,
	2018		2017		2018		2017
($ in millions)	Revenue	% Consolidated Revenue	Revenue	% Consolidated Revenue	Revenue	% Consolidated Revenue	Revenue	% Consolidated Revenue
Foreign Currency:
British Pound Sterling	$79.9	9.5%	$50.7	6.6%	$163.2	9.9%	$102.1	6.8%
Euro	59.0	7.0%	33.7	4.4%	113.2	6.8%	66.8	4.5%
Australian Dollar	28.1	3.3%	34.6	4.5%	52.8	3.2%	58.5	3.9%
We also have foreign currency exposure related to certain of our equity investments, cross-currency interest rate swaps, and Euro-denominated debt. See "Risk Factors" under Item 1A and "Consolidated Results — Other Factors Affecting 2017 Net Loss Comparability— Foreign exchange" under Item 7 in our 2017 10-K and Item 3 "Quantitative and Qualitative

Disclosures about Market Risk" in this Quarterly Report on Form 10-Q. Foreign currency had a positive impact of $7.5 million and $19.6 million on revenue for the three and six months ended June 30, 2018, respectively.

CONSOLIDATED RESULTS

	Three Months Ended June 30,		Variance		Six Months Ended June 30,		Variance
($ in millions)	2018	2017	2018 vs. 2017		2018	2017	2018 vs. 2017
Total revenue	$844.7	$766.3	$78.4	10%	$1,656.5	$1,491.7	$164.8	11%
Total operating expenses	745.2	649.0	96.2	15%	1,507.6	1,286.4	221.2	17%
Operating income	99.5	117.3	(17.8)	(15)%	148.9	205.3	(56.4)	(27)%
Net loss before income taxes	(5.8)	(32.7)	26.9	(82)%	(201.4)	(116.8)	(84.6)	72%
Net loss	$(5.8)	$(39.1)	$33.3	(85)%	$(207.6)	$(139.9)	$(67.7)	48%

Three and Six Months Ended June 30, 2018 Compared to Three and Six Months Ended June 30, 2017
Revenue

	Three Months Ended June 30,		Variance		Six Months Ended June 30,		Variance
($ in millions)	2018	2017	2018 vs. 2017		2018	2017	2018 vs. 2017
Gaming	$470.7	$457.2	$13.5	3%	$913.7	$897.2	$16.5	2%
Lottery	207.1	202.3	4.8	2%	408.8	391.4	17.4	4%
Social	99.7	91.1	8.6	9%	197.1	171.3	25.8	15%
Digital	67.2	15.7	51.5	328%	136.9	31.8	105.1	331%
Total revenue	$844.7	$766.3	$78.4	10%	$1,656.5	$1,491.7	$164.8	11%

Gaming revenue increased for both comparable periods primarily due to higher gaming systems and table products sales, partially offset by lower WAP and premium game service and Other Participation and leased units revenue. The decrease in WAP and premium game service and Other Participation and leased units revenue is primarily due to the lower ending installed base and average daily revenue per unit coupled with the impact of ASC 606 adoption. The three and six months ended June 30, 2018 reflect $6.5 million and $10.9 million, respectively, in jackpot charges for our WAP services recorded as a reduction to revenue, which was reflected as a cost of services in the prior-year comparable periods. The Gaming revenue increase included a favorable foreign currency impact of $3.8 million and $12.9 million in the three and six months ended June 30, 2018, respectively.
Lottery revenue increased for both comparable periods primarily due to higher lottery systems revenue for the three-month comparable period and higher lottery systems revenue and instant products revenue for the six-month comparable period. The increase in lottery systems revenue is due to organic domestic growth partially offset by lower international terminal and software sales. Lottery revenue increases included a favorable foreign currency impact of $3.1 million and $6.1 million for the three and six months ended June 30, 2018, respectively.
Social revenue increased for both comparable periods primarily due to continued growth in our Social gaming business, reflecting the ongoing popularity of 88 Fortunes®, Quick Hit® Slots, Bingo ShowdownTM and the success of more recent apps, such as the introduction of the MONOPOLY themed casino app featuring new innovative style of play characteristics, which was launched during the second quarter of 2018.
Digital revenue increased primarily due to the impact of the NYX acquisition completed on January 5, 2018, which comprised $50.6 million and $99.8 million in revenue for the three and six months ended June 30, 2018, respectively.
Operating expenses

	Three Months Ended June 30,		Variance		Six Months Ended June 30,		Variance
($ in millions)	2018	2017	2018 vs. 2017		2018	2017	2018 vs. 2017
Operating expenses:
Cost of services	$124.2	$98.9	$25.3	26%	$246.1	$202.2	$43.9	22%
Cost of product sales	120.4	108.7	11.7	11%	225.5	215.3	10.2	5%
Cost of instant products	71.3	71.3	-	-	141.0	141.4	(0.4)	-
SG&A	173.9	145.9	28.0	19%	345.5	286.6	58.9	21%
R&D	49.2	48.1	1.1	2%	103.0	90.5	12.5	14%
D&A	172.7	175.0	(2.3)	(1)%	360.8	340.1	20.7	6%
Restructuring and other	33.5	1.1	32.4	2,945%	85.7	10.3	75.4	732%
Total operating expenses	$745.2	$649.0	$96.2	15%	$1,507.6	$1,286.4	$221.2	17%
Cost of revenue
Total cost of revenue for the three-month comparable period increased due to: (1) a $25.3 million increase in cost of services largely due to the impact of the NYX acquisition coupled with a higher Social business segment cost of services commensurate with revenue growth, partially offset by $5.3 million in prior period jackpot expense for our WAP services recorded as a reduction to revenue previously reflected as a cost of services in the prior-year comparable period; and (2) an $11.7 million increase in cost of products primarily driven by higher unit sales of gaming machines.
Total cost of revenue for the six-month comparable period increased primarily due to: (1) a $43.9 million higher cost of services commensurate with the overall increase in services revenue, coupled with the impact of the NYX acquisition; and inclusive of the effect of $12.4 million in jackpot charge for our WAP services recorded as expense in the prior year now being reflected as a reduction of revenue; and (2) a $10.2 million higher cost of product sales commensurate with an overall increase in Gaming product sales.
SG&A
The increase in SG&A for both comparable periods is largely due to the impact of the NYX acquisition coupled with higher stock-based compensation attributable to a $9.7 million incremental expense related to acceleration of equity awards associated with recent executive changes, and higher Social business segment marketing costs.
R&D
The increase in R&D for the six-month comparable period was primarily attributable to the impact of the NYX acquisition amounting to $15.9 million, which was partially offset by lower Gaming business segment R&D spending for certain projects and more efficient business operations.
D&A
The decrease in D&A for the three-month comparable period was primarily due to: (1) certain Gaming segment acquired intangible assets becoming fully depreciated during 2017; partially offset by (2) a $13.5 million increase due to the impact of the NYX acquisition.
The increase in D&A for the six-month comparable period was primarily due to: (1) a $26.1 million increase due to the impact of the NYX acquisition; (2) a $19.0 million impairment charge related to our assets held for sale (see Note 7); partially offset by (3) certain Gaming segment acquired intangible assets becoming fully depreciated during 2017.
Restructuring and other
The increase in Restructuring and other for both comparable periods was due to higher severance and related charges associated with management changes coupled with NYX integration related costs and an increase in our legal reserve for legal matters. The six-month comparable period is impacted by the following items reflected in the current year period: (1) an $18.0 million non-cash fair value contingent consideration remeasurement charge (see Note 12); (2) a $25.0 million legal reserve; (3) $20.9 million in employee severance; and (4) $7.7 million of NYX related acquisition costs.
Other Factors Affecting Net Loss Comparability

	Three Months Ended June 30,		Six Months Ended June 30,		Factors Affecting Net Loss
(in millions)	2018	2017	2018	2017	2018 vs. 2017
Interest expense	$(146.1)	$(151.2)	$(300.9)	$(310.6)
Lower cash interest costs primarily resulting from 2017 and 2018 refinancing transactions, partially offset by higher outstanding debt principal balances (further discussed in “Liquidity, Capital Resources and Working Capital” and Note 11).

Loss on debt financing transactions	—	—	(93.2)	(29.7)
Loss on debt financing transactions from our refinancing transactions consummated during the 2018 first quarter, inclusive of a $110.3 million premium charge associated with the redemption of the 2022 Secured Notes (see Note 11).

Gain on remeasurement of debt	34.5	—	33.4	—
The gain is attributable to remeasurement of the 2026 Secured Euro Notes and 2026 Unsecured Euro Notes and reflective of weakening of the Euro vs. the U.S. dollar since the issuance of these notes (1.24 exchange rate at issuance vs. 1.17 as of June 30, 2018).

Income tax expense	—	(6.4)	(6.2)	(23.1)	The reduction is primarily due to the overall mix of income in our foreign jurisdictions.

See "Business Segments Results" below for a more detailed explanation of the significant changes in our components of revenue within the individual segment results of operations.

BUSINESS SEGMENTS RESULTS

GAMING
Our Gaming business segment designs, develops, manufactures, markets and distributes a comprehensive portfolio of gaming products and services. We provide our Gaming portfolio of products and services to commercial casinos, Native American casinos, wide-area gaming operators such as licensed betting offices ("LBOs"), arcade and bingo operators in the U.K. and continental Europe, and government agencies and their affiliated operators.
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

Current Year Update

We expect to continue to face pricing pressure in our Gaming business segment. We anticipate that demand for our gaming systems products and services will remain at a constant level due to several Canadian contracts and related new system implementations anticipated to continue during the second half of 2018; however, timing can fluctuate based on timing of installations of the solutions. We believe we have begun to stabilize the erosion in the installed base of WAP, premium and daily-fee Participation gaming machines. In 2017, we demonstrated a significant breadth and depth of innovative new products that we expect to launch during 2018 to support our target of growing the overall category. These products were headlined by three JAMES BOND themed games showcased on our new Gamefield 2.0TM, TwinStar J43TM iReels, and Twinstar® V75 cabinets, which begun launch in June of 2018.

During the second quarter of 2018, we signed a new seven-year agreement with Ladbrokes Coral Group to continue to supply terminals, content and related services, which represents a significant portion of our U.K. LBO server-based gaming business.

In May 2018, the U.K. government approved the reduction of fixed-odds betting terminals maximum stakes limit from £100 to £2, however the implementation date has not been defined and is pending parliamentary approval.

Results of Operations and Key Performance Indicators for Gaming

	Three Months Ended June 30,		Variance		Six Months Ended June 30,		Variance
($ in millions)	2018	2017	2018 vs. 2017		2018	2017	2018 vs. 2017
Total revenue	$470.7	$457.2	$13.5	3%	$913.7	$897.2	$16.5	2%
Total operating expenses	362.6	371.3	(8.7)	(2)%	733.5	733.8	(0.3)	-
AEBITDA	235.7	226.9	8.8	4%	453.8	436.6	17.2	4%

Three and Six Months Ended June 30, 2018 Compared to Three and Six Months Ended June 30, 2017
Revenue

	Three Months Ended June 30,		Variance		Six Months Ended June 30,		Variance
($ in millions)	2018	2017	2018 vs. 2017		2018	2017	2018 vs. 2017
Revenue:
Gaming operations	$159.9	$178.4	$(18.5)	(10)%	$321.3	$350.8	$(29.5)	(8)%
Gaming machine sales	167.6	163.3	4.3	3%	312.4	319.5	(7.1)	(2)%
Gaming systems	84.3	67.1	17.2	26%	159.3	128.6	30.7	24%
Table products	58.9	48.4	10.5	22%	120.7	98.3	22.4	23%
Total revenue	$470.7	$457.2	$13.5	3%	$913.7	$897.2	$16.5	2%

F/X impact on revenue	$3.8	$(4.9)			$12.9	$(10.0)

KPIs:
WAP, premium and daily-fee Participation units:
Installed base at period end	20,671	20,956	(285)	(1)%	20,671	20,956	(285)	(1)%
Average daily revenue per unit (exclusive of WAP jackpot expense)	$50.31	$52.30	$(1.99)	(4)%	$50.16	$51.76	$(1.60)	(3)%

Other Participation and leased units:
Installed base at period end	47,991	48,645	(654)	(1)%	47,991	48,645	(654)	(1)%
Average daily revenue per unit	$14.16	$14.94	$(0.78)	(5)%	$14.31	$14.95	$(0.64)	(4)%

Gaming machine unit sales:
U.S. and Canadian new unit shipments	5,749	4,367	1,382	32%	10,416	10,229	187	2%
International new unit shipments	2,492	3,411	(919)	(27)%	4,693	5,908	(1,215)	(21)%
Total new unit shipments	8,241	7,778	463	6%	15,109	16,137	(1,028)	(6)%
Average sales price per new unit	$17,699	$17,550	$149	1%	$17,710	$17,278	$432	3%

Gaming Operations
Gaming operations revenue decreased for the three-month comparable period primarily due to: (1) $6.5 million in jackpot charge for our WAP services recorded as a reduction to revenue as a result of ASC 606 adoption; (2) a 285-unit decrease in the ending installed base of WAP, premium and daily-fee Participation gaming machines and a 654-unit decrease in the ending other installed base for Other Participation and leased units; and (3) a decrease in the average daily revenue per WAP, premium and daily-fee Participation units and Other Participation and leased units revenue.
Gaming operations revenue decreased for the six-month comparable period primarily due to: (1) $10.9 million in jackpot expense for our WAP services recorded as a reduction to revenue as a result of ASC 606 adoption; (2) a 285-unit decrease in the ending installed base of WAP, premium and daily-fee Participation gaming machines and a 654-unit decrease in the ending other installed base for Other Participation and leased units; and (3) a decrease in the average daily revenue per WAP, premium and daily-fee Participation units and Other Participation and leased units revenue.
Gaming Machine Sales

Gaming machine unit sales increased for the three-month comparable period due to higher new unit sales coupled with a 1% increase in the average sales price per unit to $17,699, reflecting a more favorable mix of gaming machines. Gaming machine unit sales decreased for the six-month comparable period primarily due to lower unit sales resulting from fewer casino openings and expansions during the first part of the year. The decrease in unit sales was partially offset by a 3% increase in the average sales price per unit to $17,710, reflecting a more favorable mix of gaming machines. The following table summarizes the change in Gaming machine unit sales:

	Three Months Ended June 30,		Variance		Six Months Ended June 30,		Variance
	2018	2017	2018 vs. 2017		2018	2017	2018 vs. 2017
U.S. and Canadian unit shipments:
Replacement units	4,388	3,773	615	16%	8,131	6,912	1,219	18%
Casino opening and expansion units	1,361	594	767	129%	2,285	3,317	(1,032)	(31)%
Total unit shipments	5,749	4,367	1,382	32%	10,416	10,229	187	2%

International unit shipments:
Replacement units	2,492	3,357	(865)	(26)%	4,432	5,430	(998)	(18)%
Casino opening and expansion units	—	54	(54)	(100)%	261	478	(217)	(45)%
Total unit shipments	2,492	3,411	(919)	(27)%	4,693	5,908	(1,215)	(21)%
Gaming Systems
Gaming systems revenue increased for both comparable periods primarily due to increased hardware sales, driven by placements of the iView 4 player-interface display units coupled with ongoing installations of new systems to casinos in the provinces of Alberta and Ontario.
Table Products

Table products revenue increased for both comparable periods primarily due to increased Shuffler sales, coupled with the impact of the acquisition of Tech Art, which closed in January 2018.

Operating Expenses
The decrease in operating expenses for the three-month comparable period is due to lower D&A of $15.0 million as a result of certain acquired intangible assets becoming fully depreciated during 2017 coupled with $6.6 million lower R&D and SG&A combined, primarily due to more efficient business operations, which was partially offset by higher cost of revenue of $11.7 million correlated with the revenue increase. The total operating expenses for the six-month comparable period is relatively flat, with the current year period reflective of a $19.0 million impairment charge recorded during the first quarter of 2018 related to assets held for sale (see Note 7).
AEBITDA
The increase in AEBITDA for both comparable periods is a result of higher revenue (described above) and a more profitable revenue mix, primarily driven by Gaming system sales coupled with more efficient business processes driving a 0.5 percentage points and 1.0 percentage points improvement in AEBITDA as a percentage of revenue ("AEBITDA margin") for the three and six months comparable periods, respectively.

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
Current Year Update
We believe we will continue to face intense price-based competition in our Lottery business in 2018. In the near term, we also expect to see an increase in the number of jurisdictions that seek to privatize or outsource lottery operations and to face strong competition from both traditional and new competitors with respect to these opportunities. In addition, we anticipate that lottery RFPs, specifically those for private management agreements and certain of our international customers, could increasingly include terms that expose us to increased risk, such as requiring the guarantee of specific income thresholds or significant upfront payments. During the second quarter of 2018, we won the eight-year contract to be the primary instant games provider for the State of New Mexico.

Results of Operations and Key Performance Indicators for Lottery

	Three Months Ended June 30,		Variance		Six Months Ended June 30,		Variance
($ in millions)	2018	2017	2018 vs. 2017		2018	2017	2018 vs. 2017
Total revenue	$207.1	$202.3	$4.8	2%	$408.8	$391.4	$17.4	4%
Total operating expenses	134.7	132.0	2.7	2%	275.3	265.0	10.3	4%
AEBITDA	99.4	95.6	3.8	4%	193.5	180.9	12.6	7%

Three and Six Months Ended June 30, 2018 Compared to Three and Six Months Ended June 30, 2017

Revenue

	Three Months Ended June 30,		Variance		Six Months Ended June 30,		Variance
($ in millions)	2018	2017	2018 vs. 2017		2018	2017	2018 vs. 2017
Revenue:
Instant products	$150.1	$151.3	$(1.2)	(1)%	$300.3	$293.0	$7.3	2%
Lottery systems	57.0	51.0	6.0	12%	108.5	98.4	10.1	10%
Total revenue	$207.1	$202.3	$4.8	2%	$408.8	$391.4	$17.4	4%

F/X impact on revenue	$3.1	$(2.2)			$6.1	$(4.2)

KPIs:
Change in retail sales of U.S. lottery instant products customers(1)(2)	5.1%	5.3%	(0.2)pp	nm	4.7%	3.8%	0.9pp	nm

Change in retail sales of U.S. lottery systems contract customers(1)(3)	3.0%	(1.0)%	4.0pp	nm	4.4%	(7.3)%	11.7pp	nm

Change in Italy retail sales of instant products(1)	2.4%	(0.8)%	3.2pp	nm	2.7%	(0.7)%	3.4pp	nm
nm = not meaningful.
pp = percentage points.
(1) Information provided by third-party lottery operators.
(2) U.S. instant products customers' retail sales include only sales of instant products.
(3) U.S. lottery systems customers' retail sales primarily include sales of draw games, keno and instant products validated by the relevant system.
Primary factors driving the three-month comparable period revenue increase were: (1) a $6.0 million increase in lottery systems revenue, driven by organic domestic growth, which was partially offset by (2) a $1.2 million decrease in instant product revenue primarily related to lower licensing related revenue. Lottery revenue included favorable foreign currency impact totaling $3.1 million for the three-month comparable period.
Primary factors driving the six-month comparable period revenue increase were a $10.1 million increase in lottery systems revenue, driven by organic domestic growth partially offset by international terminal and software sales, and a $7.3 million increase in instant product revenue, driven by higher revenue in domestic Participation contracts. Lottery revenue included favorable foreign currency impact totaling $6.1 million for the six-month comparable period.
Operating Expenses
The increase in operating expenses for both comparable periods is primarily due to higher cost of revenue correlated with the revenue growth.
AEBITDA
The increase in AEBITDA for both comparable periods is the result of higher overall revenue (described above) and more profitable business mix, partially offset by a related increase in cost of revenue and higher SG&A expense, collectively driving a 0.7 percentage points and 1.1 percentage points improvement in AEBITDA margin for the three and six months comparable periods, respectively.
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
Our apps include Jackpot Party Social Casino, Gold Fish Casino Slots, Quick Hit Slots and Hot Shot Casino®, Dragonplay Slots, Dragonplay Poker, Blazing 7s Slots®, 88 Fortunes, a MONOPOLY themed casino app and Bingo Showdown on various platforms which include: Facebook, Apple, Google Play and Amazon Kindle.

Current Year Update
We continue to pursue our multi-product strategy in our Social gaming business. A new MONOPOLY themed casino app, featuring a new innovative style of play characteristics, was launched worldwide during the second quarter of 2018.

Results of Operations and Key Performance Indicators for Social

	Three Months Ended June 30,		Variance		Six Months Ended June 30,		Variance
($ in millions)	2018	2017(1)	2018 vs. 2017		2018	2017(1)	2018 vs. 2017
Total revenue	$99.7	$91.1	$8.6	9%	$197.1	$171.3	$25.8	15%
Operating expenses	81.2	73.6	7.6	10%	178.8	140.3	38.5	27%
AEBITDA	25.2	21.9	3.3	15%	51.4	39.8	11.6	29%
(1) Business segment information has been recast to reflect current segments - see Note 3.

Three and Six Months Ended June 30, 2018 Compared to Three and Six Months Ended June 30, 2017

Revenue

	Three Months Ended June 30,		Variance		Six Months Ended June 30,		Variance
($ in millions)	2018	2017(1)	2018 vs. 2017		2018	2017(1)	2018 vs. 2017
Revenue:
Social gaming	$99.7	$91.1	$8.6	9%	$197.1	$171.3	$25.8	15%

KPIs:
Social gaming:
Mobile Penetration(2)	77%	72%	5pp	nm	76%	72%	4pp	nm
Average MAU(3)	8.2	7.5	0.7	9%	8.1	7.6	0.5	7%
Average DAU(4)	2.5	2.5	—	—	2.4	2.5	(0.1)	(4)%
ARPDAU(5)	$0.44	$0.40	$0.04	10%	$0.45	$0.39	$0.06	15%
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

The increase in Social revenue is primarily attributable to the ongoing popularity of our Bingo Showdown game, Quick Hits Slots, 88 Fortunes, Gold Fish Casino Slots, and the recently launched MONOPOLY themed casino app featuring a new innovative style of play.

Operating Expenses
The increase in operating expenses for both comparable periods is primarily due to higher cost of revenue correlated with the revenue growth coupled with higher SG&A as a result of higher marketing costs associated with supporting newer apps such as the Bingo Showdown app and MONOPOLY themed casino app. The total operating expenses for the six-month comparable period is impacted by an $18.0 million non-cash fair value contingent consideration remeasurement charge recorded during the first quarter of 2018 (see Note 12).
AEBITDA
The increase in AEBITDA for both comparable periods is the result of a continued rapid growth in revenue (as described above) and improved operating leverage, partially offset by higher SG&A as described above. AEBITDA margin for the three and six months comparable periods improved by 1.3 percentage points and 2.9 percentage points, respectively.

DIGITAL

Our Digital segment provides a comprehensive suite of digital gaming solutions and services, including digital RMG and sports betting solutions, distribution platforms, content, products and services. A portion of our Digital revenue consists of professional services related to highly customizable software design, development, licensing, maintenance and support services, which are derived from a comprehensive suite of technology solutions. These technology solutions allow our customers to operate sports books, which can offer sport (or non-sport) events and betting markets across both fixed-odds and pari-mutuel betting styles. We also provide the Open Platform System (OPS) which offers a wide range of reporting and administrative functions and tools providing operators full control over all areas of digital gaming operations. Additionally, we derive revenue from our content aggregation platforms, including Open Gaming System (OGS), remote gaming servers, SG Universe platform and various other platforms, which can deliver a wide spectrum of internally developed and branded casino-style games and popular third-party provider casino-style games to gaming operators. Generally, we host the play of our game content on our centrally-located servers that are integrated with the online casino operators' websites.

Current Year Update

On May 14, 2018 the Supreme Court of the United States overturned the Professional and Amateur Sports Protection Act (PASPA), a decision that opens up a path to legalization of sports betting across the country. Following this ruling, New Jersey, Pennsylvania and Delaware legalized sports betting with a number of states being in the process of establishing their regulations. We believe we are well-positioned for future growth in the digital gaming industry due to our game content, platform technology, and distribution capabilities, which provide comprehensive solutions for our customers. With established brand-name customers already using our products and services powered by the integrated content and technology, our platform is capable of further deployment with large operators and technology providers and the expansion into new jurisdictions, including the U.S. sports book market as it becomes regulated more broadly.

During the second quarter of 2018, we successfully launched our gaming content across 7 new client sites and signed 8 new customers. We also signed a sports betting partnerships with Caesars to launch sports wagering in New Jersey and Mississippi and a multi-year contract with the British Columbia Lottery Corporation to provide expanded sportsbook solutions. We believe that our revenue pipeline remains strong.

Results of Operations for Digital

	Three Months Ended June 30,		Variance		Six Months Ended June 30,		Variance
($ in millions)	2018	2017(1)	2018 vs. 2017		2018	2017(1)	2018 vs. 2017
Total revenue	$67.2	$15.7	$51.5	328%	$136.9	$31.8	$105.1	331%
Operating expenses	75.2	14.4	60.8	422%	149.4	26.8	122.6	457%
AEBITDA	13.2	2.7	10.5	389%	30.4	7.8	22.6	290%
(1) Business segment information has been recast to reflect current segments - see Note 3.

Three and Six Months Ended June 30, 2018 Compared to Three and Six Months Ended June 30, 2017

Revenue

	Three Months Ended June 30,		Variance		Six Months Ended June 30,		Variance
($ in millions)	2018	2017(1)	2018 vs. 2017		2018	2017(1)	2018 vs. 2017
Revenue:
Sports and platform	$20.5	$—	$20.5	nm	$46.4	$—	$46.4	nm
Gaming and other	46.7	15.7	31.0	197%	90.5	31.8	58.7	185%
Total revenue	$67.2	$15.7	$51.5	328%	$136.9	$31.8	$105.1	331%
(1) Business segment information has been recast to reflect current segments - see Note 3.
nm = not meaningful.

The increase in revenue is primarily attributable to the NYX acquisition, which contributed $50.6 million and $99.8 million in revenue for the three- and six-months ended June 30, 2018, respectively.

Operating Expenses and AEBITDA
The increase in operating expenses and AEBITDA for both comparable periods is the result of the inclusion of NYX.
RECENTLY ISSUED ACCOUNTING GUIDANCE
For a description of recently issued accounting pronouncements, see Note 1.

CRITICAL ACCOUNTING ESTIMATES
For a description of our policies regarding our critical accounting estimates, see "Critical Accounting Estimates" in "Item 7. Management's Discussion and Analysis of Financial Condition and Results of Operations" included in our 2017 10-K.
Other than the application of business combinations policy for the NYX acquisition, the adoption of ASC 606 and update to our goodwill impairment assessment critical estimates described below, there have been no significant changes in our critical accounting estimate policies or the application of those policies to our condensed consolidated financial statements from those presented in "Item 7. Management's Discussion and Analysis of Financial Condition and Results of Operations" included in our 2017 10-K.

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

Determining the fair value of assets acquired and liabilities assumed requires management judgment, the utilization of independent valuation experts and often involves the use of significant estimates and assumptions with respect to the timing and amounts of future cash inflows and outflows, discount rates, market prices and asset lives, among other items. Any changes in the underlying assumptions can impact the estimates of fair value by material amounts, which can in turn materially impact our results of operations. If the subsequent actual results and updated projections of the underlying business activity change compared with the assumptions and projections used to develop these fair values, we could record impairment charges. In addition, we have estimated the economic lives of certain acquired assets and these lives are used to calculate D&A expense. If our estimates of the economic lives change, D&A expense could be accelerated or slowed. See Note 1 for "Acquisition of NYX and Preliminary Purchase Price Allocation" completed during the first quarter of 2018, which is subject to adjustment as we finalize our purchase price accounting, and such adjustments could be material.

Revenue Recognition

As described in Note 1, on January 1, 2018, we adopted ASC 606 using the modified retrospective method, which was applied to customer contracts that were not completed as of January 1, 2018. Our revenue recognition policies described fully in Note 2 require us to make significant judgments and estimates. The guidance in ASC 606 requires that we apply judgments or estimates to determine the performance obligations, the stand-alone selling prices of our performance obligations to customers, and the timing of transfer of control of the respective performance obligations. The evaluation of each of these criteria in light of contract specific facts and circumstances is inherently judgmental, but certain judgments could significantly affect the timing or amount of revenue recognized if we were to reach a different conclusion than we have. The critical judgments we are required to make in our assessment of contracts with customers that could significantly affect the timing or amount of revenue recognized are:

•
Contracts with Multiple Promised Goods and Services - because we enter into contracts with customers that involve promises to transfer multiple products and services, the determination of the distinct performance obligations in contracts with multiple promises requires significant judgment. Our total gaming systems, lottery systems and digital revenue that often contain multiple promised goods and services was $243.7 million for the six months ended June 30, 2018, or approximately 15 percent of consolidated revenue, a portion of which would not be recognized if we had reached a different conclusion.

•
Determination of stand-alone selling prices - the guidance in ASC 606 requires that we determine the stand-alone selling price for our goods and services as a basis for allocating the transaction price to the identified distinct performance obligations in our contracts with customers. Because we often bundle the selling price for multiple promised goods or services or we may license systems for which the solutions we provide are highly customized and therefore the prices we charge are either uncertain, highly variable, or both, the determination of a stand-alone selling price or the relative range requires significant judgment. Our total gaming systems, lottery systems and digital revenue that could be subject to this judgment and thus allocated to distinct performance obligations differently was a portion of $243.7 million for the six months ended June 30, 2018, or approximately 15 percent of consolidated revenue.

•
Transfer of control in Lottery POS contracts - the guidance in ASC 606 requires that we recognize revenue when or as control over a performance obligation transfers to a customer. In instant products contracts under POS terms, instant products are delivered to lottery customers but we retain the risk of such inventory until retail sales of such tickets takes place. Because those shipments are to a lottery-controlled warehouse and we do not have the ability to direct the use of such instant products subsequent to this delivery, we have determined that control transfers upon delivery. This conclusion requires the use of judgment. If we concluded that control transferred upon retail sales when the end customer obtained control over the instant tickets, revenue would decrease by $4.9 million for the six months ended June 30, 2018.

Goodwill

A substantial portion of our legacy U.K. Gaming reporting unit revenue is concentrated with Ladbrokes Coral Group, which operates LBOs in the U.K. In October 2017, the U.K. government published its consultation on the review of stakes and prizes for all gaming terminals in the U.K. gaming sector recommending a reduction in stakes on certain gaming machines. In May 2018, the U.K. government published its decision concluding that fixed-odds betting terminals maximum stakes limit should be reduced from £100 to £2. The implementation date has not been defined and the final regulation is pending parliamentary approval.
Based upon our current projections and analysis and assuming the recommended changes to stakes limits are effective in the second half of 2019, we do not believe that it is more likely than not that the fair value of our legacy U.K. Gaming reporting unit is less than its carrying amount. This analysis includes significant uncertainty and incorporates highly subjective projections as to the ultimate impact of the regulatory change on our customers and our U.K. gaming business if and when enacted into law. Although we have currently concluded that it is not more likely than not that the fair value of our legacy U.K. Gaming reporting unit is less than its carrying amount, adverse changes in projected revenue, profit margin or capital expenditures, or changes in weightings between the income approach and market approaches we have historically applied could change this conclusion and lead to future impairments, which could be material. As of June 30, 2018, our legacy U.K Gaming reporting unit carrying amount of goodwill was $183.1 million.

LIQUIDITY, CAPITAL RESOURCES AND WORKING CAPITAL
Sources of Liquidity
As of June 30, 2018, our principal sources of liquidity, other than cash flows provided by operating activities, were cash and cash equivalents and amounts available under our revolving credit facility discussed below under "Credit Agreement and Other Debt."
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
Cash and Available Revolver Capacity

	As of
($ in millions)	June 30, 2018	December 31, 2017
Cash and cash equivalents	$118.6	$788.8
Revolver capacity	620.2	596.2
Revolver capacity drawn or committed to letters of credit	(180.2)	(375.6)
Total	$558.6	$1,009.4
The amount of our available cash and cash equivalents fluctuates principally based on borrowings or repayments under our credit facilities, investments, acquisitions and changes in our working capital position. The borrowing capacity under our revolving credit facility will depend on the amount of outstanding borrowings and letters of credit issued and on us remaining in compliance with the covenants under our credit agreement, including a maintenance covenant based on consolidated net first lien leverage. We were in compliance with the covenants under our credit agreement as of June 30, 2018.
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
Total cash held by our foreign subsidiaries was $80.1 million as of June 30, 2018.
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
In addition, Lottery customers in the U.S. generally require service providers to provide performance bonds in connection with the relevant contract. As of June 30, 2018, our outstanding performance bonds totaled $234.6 million. Our ability to obtain performance bonds on commercially reasonable terms is subject to our financial condition and to prevailing market conditions, which may be impacted by economic and political events. Although we have not experienced difficulty in obtaining such bonds to date, we cannot assure that we will continue to be able to obtain performance bonds on commercially reasonable terms, or at all. For additional information regarding our surety or performance bonds in connection with our contracts, see Item 1A "Risk Factors" in our 2017 10-K.

During the second quarter of 2018, we made our second pro-rata concession funding payment to LNS of $74.3 million (€60.0 million) related to extension of the concession for a period of up to nine years.
Six Months Ended June 30, 2018 Compared to Six Months Ended June 30, 2017

Cash Flow Summary

	Six Months Ended June 30,		Variance
($ in millions)	2018	2017	2018 vs. 2017
Net cash provided by operating activities	$132.4	$279.5	$(147.1)
Net cash used in investing activities	(526.6)	(159.9)	(366.7)
Net cash used in financing activities	(269.6)	(38.5)	(231.1)
Effect of exchange rates on cash, cash equivalents and restricted cash	(2.9)	2.8	(5.7)
(Decrease) increase in cash, cash equivalents and restricted cash	$(666.7)	$83.9	$(750.6)
Cash flows from operating activities

	Six Months Ended June 30,		Variance
($ in millions)	2018	2017	2018 vs. 2017
Net loss	$(207.6)	$(139.9)	$(67.7)
Adjustments to reconcile net loss to cash flows from operations	482.2	402.1	80.1
Changes in working capital accounts	(138.3)	12.6	(150.9)
Changes in deferred income taxes and other	(3.9)	4.7	(8.6)
Net cash provided by operating activities for the six months ended June 30, 2018 decreased primarily due to changes in working capital accounts, partially offset by a $12.4 million increase in incremental net earnings after reconciling adjustments. Unfavorable change in our working capital accounts was primarily due to the change in accrued interest due to the February 2018 Refinancing and timing of interest payments, higher NYX acquisition related payments, coupled with higher Restructuring and other charges during the first half of 2018. The changes in our working capital accounts during the six months ended June 30, 2018 were primarily driven by the following:

•
$154.8 million decrease in accounts payable and accrued liabilities as a result of timing and amount of interest payments and other expenditures, inclusive of expenditures associated with the NYX acquisition;

•	$28.3 million net increase in contract assets and other current assets and liabilities, inclusive of an impact of ASC 606 adoption; partially offset by

•	$44.8 million decrease in accounts and notes receivables due to strong collections during the six-month period primarily driven by our Gaming and Lottery business segments.
Cash flows from investing activities
Net cash used in investing activities increased primarily due to the NYX acquisition described in Note 1 and the second pro-rata concession funding payment to LNS of $74.3 million (€60.0 million) described in Note 10 coupled with higher capital expenditures. Higher capital expenditures are driven by our Gaming business segment due to anticipated acceleration of our gaming operations installed base of participation games and Lottery business segment associated with the new lottery contracts, combined with capital expenditures attributable to the NYX operations. Capital expenditures are composed of investments in systems, equipment and other assets related to contracts, property and equipment, intangible assets and software.
Cash flows from financing activities
Net cash used in financing activities increased primarily due to repayment of assumed NYX debt of $288.2 million, higher payments of deferred financing fees associated with the February 2018 Refinancing, and higher net redemptions of common stock under stock-based compensation plans, partially offset by higher proceeds associated with the refinancing activities.
Credit Agreement and Other Debt
For additional information regarding our credit agreement and other debt, interest rate risk and interest rate hedging instruments, see Notes 16 and 17 and Item 7A "Quantitative and Qualitative Disclosures About Market Risk" in our 2017 10-K, as well as Note 11 in this Quarterly Report on Form 10-Q.
Off-Balance Sheet Arrangements
As of June 30, 2018, we did not have any significant off-balance sheet arrangements.
Contractual Obligations
Other than completion of the NYX and Tech Art acquisitions described in Note 1, the February 2018 Refinancing described in Note 11, and the second pro-rata concession funding payment to LNS of $74.3 million (€60.0 million) described in Note 10, there have been no material changes to our contractual obligations disclosed under Item 7 "Management's Discussion and Analysis of Financial Condition and Results of Operations — Liquidity, Capital Resources and Working Capital — Contractual Obligations" in our 2017 10-K.
Item 3. Quantitative and Qualitative Disclosures about Market Risk
Market risk is the risk of loss arising from adverse changes in market rates and prices, such as interest rates, foreign exchange rates and commodity prices. The following are our primary exposures to market risks:

Interest Rate Risk

As of June 30, 2018, the face value of long term debt was $9,032.4 million, including $4,319.1 million of variable-rate obligations. Assuming a constant outstanding balance for our variable-rate long term debt, a hypothetical 1% change in interest rates would decrease/increase interest expense by approximately $43.2 million. All of our interest rate sensitive financial instruments are held for purposes other than trading purposes.

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

As of June 30, 2018, if these cross-currency interest rate swap agreements were ineffective, the fluctuations in the exchange rates between the Euro and the U.S. Dollar would impact the amount of U.S. Dollars that we would require to settle the Euro-denominated debt at maturity of these agreements. A hypothetical 10% change in the U.S. Dollar in comparison to the Euro exchange rate upon inception of the cross-currency interest rate swap would have increased/decreased our obligation to cash settle the exchanged principal portion in U.S. Dollars by approximately $46.0 million.

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

Fluctuations in the exchange rates between the Euro and the U.S. Dollar will impact the amount of U.S. Dollars that we will require to settle the 2026 Secured Euro Notes and 2026 Unsecured Euro Notes at maturity. A hypothetical 10% change in U.S. Dollar in comparison to the Euro as of June 30, 2018, would have increased/decreased our obligation to cash settle the principal portion of the 2026 Secured and Unsecured Euro Notes in U.S. Dollars by approximately $67.1 million.

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

In January 2018, we completed the NYX acquisition (see Note 1) and are in the process of integrating NYX and our internal controls over financial reporting. In conjunction with these integration activities, we are implementing an ERP system and continue to evaluate certain controls, some of which are likely to be revised. However, those changes in internal controls over financial reporting resulting from these implementation and integration activities have not, as of yet, been incorporated into our evaluation of the effectiveness of the Company’s internal control over financial reporting as they remain incomplete at this time.
Except as noted above, there were no changes in our internal control over financial reporting during the quarter ended June 30, 2018 that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

PART II.  OTHER INFORMATION
Item 1. Legal Proceedings
For a description of our legal proceedings, see Note 15 in this Quarterly Report on Form 10-Q and Note 22 in our 2017 10-K.
Item 1A. Risk Factors
There have been no material changes in our risk factors from those disclosed under Item 1A "Risk Factors" included in our 2017 10-K.
Item 2. Unregistered Sales of Equity Securities and Use of Proceeds
There was no stock repurchase activity during the six months ended June 30, 2018.

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

10.1
Amendment to Employment Agreement, effective as of April 9, 2018, between Larry Potts and Scientific Games Corporation (incorporated by reference to Exhibit 10.4 to Scientific Games Corporations’ Quarterly Report on Form 10-Q filed on May 2, 2018).*

10.2	Employment Agreement, dated as of May 4, 2018, by and between Scientific Games Corporation and Barry Cottle.*(†)

10.3	Employment Agreement, dated as of May 14, 2018, by and between Scientific Games Corporation and Doug Albregts.*(†)

10.4	Amended and Restated Employment Agreement, dated as of May 14, 2018, by and between Scientific Games Corporation and Derik Mooberry.*(†)

10.5	Agreement and General Release, dated as of June 19, 2018, by and between Scientific Games Corporation and Kevin Sheehan.*(†)

10.6	Amendment to Consulting Agreement, dated as of May 2, 2018, by and between Scientific Games Corporation and Michael Gavin Isaacs.*(†)

31.1	Certification of the Chief Executive Officer of Scientific Games Corporation pursuant to Rule 13a-14(a), as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002. (†)

31.2	Certification of the Chief Financial Officer of Scientific Games Corporation pursuant to Rule 13a-14(a), as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002. (†)

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

SCIENTIFIC GAMES CORPORATION
(Registrant)

		By:	/s/ Michael A. Quartieri
		Name:	Michael A. Quartieri
		Title:	Executive Vice President, Chief Financial Officer, Treasurer and Corporate Secretary

		By:	/s/ Michael F. Winterscheidt
		Name:	Michael F. Winterscheidt
		Title:	Chief Accounting Officer
Dated:	August 1, 2018