Form 10-Q
period 2018-09-30
SCIENTIFIC GAMES CORP
filed 2018-11-08
CIK 750004

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549
FORM 10-Q

☒ QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended September 30, 2018

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

Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. Yes ☒ No ☐
Indicate by check mark whether the registrant has submitted electronically every Interactive Data File required to be submitted pursuant to Rule 405 of Regulation S-T (§ 232.405 of this chapter) during the preceding 12 months (or for such shorter period that the registrant was required to submit such files). Yes ☒ No ☐
Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, a non-accelerated filer, a smaller reporting company, or an emerging growth company. See the definitions of "large accelerated filer," "accelerated filer," "smaller reporting company," and “emerging growth company” in Rule 12b-2 of the Exchange Act. (Check one):

Large accelerated filer ☒	Accelerated filer ☐

Non-accelerated filer ☐	Smaller reporting company ☐

Emerging growth company ☐
If an emerging growth company, indicate by check mark if the registrant has elected not to use the extended transition period for complying with any new or revised financial accounting standards provided pursuant to Section 13(a) of the Exchange Act. ☐
Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act). Yes ☐ No ☒
The registrant has the following number of shares outstanding of each of the registrant's classes of common stock as of November 5, 2018:
Common Stock: 91,706,419

SCIENTIFIC GAMES CORPORATION AND SUBSIDIARIES
INDEX TO FINANCIAL INFORMATION
AND OTHER INFORMATION
THREE AND NINE MONTHS ENDED SEPTEMBER 30, 2018

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
Intellectual Property Rights
All ® notices signify marks registered in the United States. © 2018 Scientific Games Corporation.  All Rights Reserved.

FORWARD-LOOKING STATEMENTS
Throughout this Quarterly Report on Form 10-Q, we make "forward-looking statements" within the meaning of the U.S. Private Securities Litigation Reform Act of 1995. Forward-looking statements describe future expectations, plans, results or strategies and can often be identified by the use of terminology such as "may," "will," "estimate," "intend," "plan," "continue," "believe," "expect," "anticipate," "target," "should," "could," "potential," "opportunity," "goal" or similar terminology. The forward-looking statements contained in this Quarterly Report on Form 10-Q are generally located in the material set forth under the heading "Management's Discussion and Analysis of Financial Condition and Results of Operations" but may be found in other locations as well. These statements are based upon management's current expectations, assumptions and estimates and are not guarantees of timing, future results or performance. Therefore, you should not rely on any of these forward-looking statements as predictions of future events. Actual results may differ materially from those contemplated in these statements due to a variety of risks and uncertainties and other factors, including, among other things:

•	competition;

•	U.S. and international economic and industry conditions;

•	slow growth of new gaming jurisdictions, slow addition of casinos in existing jurisdictions and declines in the replacement cycle of gaming machines;

•	ownership changes and consolidation in the gaming industry;

•	opposition to legalized gaming or the expansion thereof;

•	inability to adapt to, and offer products that keep pace with, evolving technology, including any failure of our investment of significant resources in our R&D efforts;

•	inability to develop successful products and services and capitalize on trends and changes in our industries, including the expansion of internet and other forms of interactive gaming;

•	laws and government regulations, including those relating to gaming, data privacy, and environmental laws;

•	legislative interpretation and enforcement, regulatory perception and regulatory risks with respect to gaming and sports wagering;

•	reliance on technological blocking systems;

•	expectations of shift to regulated online gaming or sports wagering;

•	dependence upon key providers in our Social gaming business;

•	inability to win, retain or renew, or unfavorable revisions of, existing contracts, and the inability to enter into new contracts;

•	protection of our intellectual property, inability to license third-party intellectual property and the intellectual property rights of others;

•	security and integrity of our products and systems;

•	reliance on or failures in information technology and other systems;

•	security breaches and cyber-attacks, challenges or disruptions relating to the implementation of a new global enterprise resource planning system;

•	failure to maintain adequate internal control over financial reporting;

•	natural events that disrupt our operations or those of our customers, suppliers or regulators;

•	inability to benefit from, and risks associated with, strategic equity investments and relationships;

•	failure to achieve the intended benefits of our acquisitions, including the NYX acquisition and the Don Best acquisition;

•	the ability to successfully integrate our acquisitions, including the NYX acquisition;

•	incurrence of restructuring costs;

•	implementation of complex new accounting standards;

•	changes in estimates or judgments related to our impairment analysis of goodwill or other intangible assets;

•	fluctuations in our results due to seasonality and other factors;

•	dependence on suppliers and manufacturers;

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

•
possibility that the renewal of LNS’ concession to operate the Italian instant games lottery is not finalized (including as the result of a protest or any right of appeal on a court ruling on a protest);

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

PART I. FINANCIAL INFORMATION

Item 1. Condensed Consolidated Financial Statements
SCIENTIFIC GAMES CORPORATION AND SUBSIDIARIES
CONSOLIDATED STATEMENTS OF OPERATIONS AND COMPREHENSIVE (LOSS) INCOME
(Unaudited, in millions, except per share amounts)

	Three Months Ended		Nine Months Ended
	September 30,		September 30,
	2018	2017	2018	2017
Revenue:
Services	$438.9	$386.7	$1,314.5	$1,135.0
Product sales	240.2	240.6	720.8	694.4
Instant products	141.9	141.6	442.2	431.2
Total revenue	821.0	768.9	2,477.5	2,260.6
Operating expenses:
Cost of services (1)	124.4	105.5	370.5	307.7
Cost of product sales (1)	109.9	116.9	335.4	332.2
Cost of instant products (1)	67.0	68.4	208.0	209.8
Selling, general and administrative	169.7	158.8	515.2	445.4
Research and development	49.5	47.8	152.5	138.3
Depreciation, amortization and impairments	166.3	173.1	527.1	513.2
Restructuring and other	338.7	7.8	424.4	18.1
Operating (loss) income	(204.5)	90.6	(55.6)	295.9
Other (expense) income:
Interest expense	(147.4)	(148.9)	(448.3)	(459.5)
Earnings from equity investments	4.3	7.5	16.2	20.1
Loss on debt financing transactions	—	(8.4)	(93.2)	(38.1)
(Loss) gain on remeasurement of debt	(4.0)	—	29.4	—
Other (expense) income, net	(0.4)	(4.3)	(1.9)	1.3
Total other expense, net	(147.5)	(154.1)	(497.8)	(476.2)
Net loss before income taxes	(352.0)	(63.5)	(553.4)	(180.3)
Income tax benefit (expense)	0.4	4.2	(5.8)	(18.9)
Net loss	$(351.6)	$(59.3)	$(559.2)	$(199.2)
Other comprehensive (loss) income:
Foreign currency translation (loss) gain, net of tax	(8.5)	73.4	(45.8)	139.1
Pension and post-retirement (loss) gain, net of tax	—	(1.3)	0.3	(2.0)
Derivative financial instruments unrealized gain, net of tax	3.3	0.7	9.0	3.5
Other comprehensive (loss) income	(5.2)	72.8	(36.5)	140.6
Comprehensive (loss) income	$(356.8)	$13.5	$(595.7)	$(58.6)

Basic and diluted net loss per share:
Basic	$(3.85)	$(0.66)	$(6.15)	$(2.24)
Diluted	$(3.85)	$(0.66)	$(6.15)	$(2.24)

Weighted average number of shares used in per share calculations:
Basic shares	91.4	89.6	90.9	88.9
Diluted shares	91.4	89.6	90.9	88.9
(1) Exclusive of D&A.
See accompanying notes to condensed consolidated financial statements.

SCIENTIFIC GAMES CORPORATION AND SUBSIDIARIES
CONSOLIDATED BALANCE SHEETS
(Unaudited, in millions, except par value)

	September 30, 2018	December 31, 2017
ASSETS
Current assets:
Cash and cash equivalents	$113.5	$788.8
Restricted cash	37.1	29.0
Accounts receivable, net	526.7	540.9
Notes receivable, net	124.4	143.5
Inventories	238.4	243.1
Prepaid expenses, deposits and other current assets	269.7	131.1
Total current assets	1,309.8	1,876.4
Non-current assets:
Restricted cash	15.2	16.3
Notes receivable, net	40.2	52.8
Property and equipment, net	542.4	568.2
Goodwill	3,308.2	2,956.1
Intangible assets, net	1,725.7	1,604.6
Software, net	301.2	339.4
Equity investments	206.0	253.9
Other assets	80.2	57.6
Total assets	$7,528.9	$7,725.3

LIABILITIES AND STOCKHOLDERS' DEFICIT
Current liabilities:
Current portion of long-term debt	$46.8	$40.3
Accounts payable	215.4	190.4
Accrued liabilities	810.2	509.1
Total current liabilities	1,072.4	739.8
Deferred income taxes	140.0	73.1
Other long-term liabilities	200.1	203.1
Long-term debt, excluding current portion	8,735.0	8,736.3
Total liabilities	10,147.5	9,752.3
Commitments and contingencies (see Note 15)
Stockholders' deficit:
Common stock, par value $0.001 per share(1): 199.3 shares authorized; 108.6 and 107.1 shares issued and 91.4 and 89.9 shares outstanding, respectively	1.1	1.1
Additional paid-in capital	822.8	807.8
Accumulated loss	(3,031.1)	(2,461.0)
Treasury stock, at cost, 17.2 shares	(175.2)	(175.2)
Accumulated other comprehensive loss	(236.2)	(199.7)
Total stockholders' deficit	(2,618.6)	(2,027.0)
Total liabilities and stockholders' deficit	$7,528.9	$7,725.3
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

SCIENTIFIC GAMES CORPORATION AND SUBSIDIARIES
CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS
(Unaudited, in millions)

	Nine Months Ended
	September 30,
	2018	2017
Cash flows from operating activities:
Net loss	$(559.2)	$(199.2)
Adjustments to reconcile net loss to cash provided by operating activities	678.0	589.4
Changes in working capital accounts, net of acquisitions	236.9	(6.0)
Changes in deferred income taxes and other	0.2	4.8
Net cash provided by operating activities	355.9	389.0
Cash flows from investing activities:
Capital expenditures	(293.1)	(214.1)
Acquisitions of businesses and assets, net of cash acquired	(274.1)	(57.7)
Distributions of capital from equity investments	24.6	23.9
Additions to equity method investments	(76.2)	—
Other	—	10.0
Net cash used in investing activities	(618.8)	(237.9)
Cash flows from financing activities:
Borrowings under revolving credit facility	185.0	125.0
Repayments under revolving credit facility	(490.0)	(170.0)
Proceeds from issuance of senior notes and term loans	2,512.4	1,762.4
Repayment of senior notes and term loans (inclusive of redemption premium)	(2,210.3)	(1,693.4)
Repayment of assumed NYX debt	(288.2)	—
Payments on long-term debt	(26.7)	(13.1)
Payments of debt issuance and deferred financing costs	(38.5)	(52.3)
Payments on license obligations	(22.3)	(29.0)
Net redemptions of common stock under stock-based compensation plans and other	(24.3)	(2.7)
Net cash used in financing activities	(402.9)	(73.1)
Effect of exchange rate changes on cash, cash equivalents and restricted cash	(2.5)	4.8
(Decrease) increase in cash, cash equivalents and restricted cash	(668.3)	82.8
Cash, cash equivalents and restricted cash, beginning of period	834.1	156.9
Cash, cash equivalents and restricted cash, end of period	$165.8	$239.7

Supplemental cash flow information:
Cash paid for interest	$441.8	$423.1
Income taxes paid	24.9	27.8
Supplemental non-cash transactions:
Non-cash rollover and refinancing of term loans (see Note 11)	3,274.6	6,030.4
Non-cash interest expense	18.8	17.4
Non-cash additions to intangible assets related to license agreements	—	28.1
NYX non-cash consideration transferred (inclusive of 2017 acquisition of ordinary shares) (see Note 1)	93.2	—
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
In the opinion of SGC and its management, we have made all adjustments necessary to present fairly our consolidated financial position, results of operations and comprehensive loss and cash flows for the periods presented. Such adjustments are of a normal, recurring nature. These unaudited condensed consolidated financial statements should be read in conjunction with the consolidated financial statements and related notes included in our 2017 10-K. Interim results of operations are not necessarily indicative of results of operations to be expected for a full year.
Significant Accounting Policies
There have been no changes to our significant accounting policies described within the Notes of our 2017 10-K other than adoption of ASC 606 described in Note 2.
Computation of Basic and Diluted Net Loss Per Share
Basic and diluted net loss per share were the same for all periods presented as all common stock equivalents would be anti-dilutive. We excluded 2.6 million of stock options from the diluted weighted-average common shares outstanding for the three and nine months ended September 30, 2018 and 2017, respectively. We excluded 2.9 million of RSUs from the calculation of diluted weighted-average common shares outstanding for the three and nine months ended September 30, 2018, respectively, and 4.2 million RSUs from such calculation for the three and nine months ended September 30, 2017, respectively.
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

We incurred $7.7 million of NYX acquisition-related costs which were recorded in Restructuring and other for the nine months ended September 30, 2018.

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

NYX revenue and net loss since the acquisition date included in our consolidated results were as follows:

	Three Months Ended	Nine Months Ended
	September 30, 2018
Revenue	$46.5	$146.3
Net loss	10.9	26.4

The acquired NYX business was combined with the business-to-business component of our previous Interactive business segment, forming the new Digital business segment.

The following unaudited pro forma financial information for the three and nine months ended September 30, 2018 and 2017 give effect to the NYX acquisition as if it had been completed on January 1, 2017:

	Three Months Ended		Nine Months Ended
	September 30, 2018	September 30, 2017	September 30, 2018	September 30, 2017
Revenue	$821.0	$814.5	$2,477.5	$2,393.8
Net loss	351.6	76.1	551.5	244.8

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

On November 1, 2018, we completed the acquisition of privately-held Don Best Sports Corporation and DBS Canada Corporation (collectively, “Don Best”), a leading global supplier of real-time betting data and pricing for North American sporting events, for $26.5 million in cash with the potential for additional contingent consideration. We are in the process of completing the preliminary purchase price accounting and expect that a substantial portion of the purchase price will be allocated to acquired intellectual property and customer relationships. Don Best was integrated into our Digital business segment.

New Accounting Guidance - Recently Adopted

In May 2014, the FASB issued ASU No. 2014-09, Revenue from Contracts with Customers. ASU 2014-09 combined with all subsequent amendments (collectively, ASC 606) provides guidance outlining a single comprehensive revenue model in accounting for revenue from contracts with customers. ASC 606 supersedes existing revenue recognition guidance, including industry-specific guidance, and replaces it with a five-step revenue model with a core principle that "an entity recognizes revenue to depict the transfer of promised goods or services to customers in an amount that reflects the consideration to which the entity expects to be entitled in exchange for those goods or services." This guidance is effective for fiscal years beginning after December 15, 2017 and interim periods within those fiscal years. We adopted this guidance effective January 1, 2018 using a modified retrospective application approach. See our 2017 10-K Note 1 for the anticipated annual impact on our consolidated financial statements and Note 2 in this Quarterly Report on Form 10-Q for our revenue recognition policy and the quarterly impact of our adoption of ASC 606.
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

In August 2018, the FASB issued ASU No. 2018-15, Intangibles - Goodwill and Other - Internal-Use Software
(Subtopic 350-40): Customer’s Accounting for Implementation Costs Incurred in a Cloud Computing Arrangement That Is a Service Contract, which aligns the requirements for capitalizing implementation costs incurred in a hosting arrangement that is a service contract with the requirements for capitalizing implementation costs incurred to develop or obtain internal-use software. This guidance requires that such capitalized implementation costs for hosting arrangements are expensed over the term of the hosting arrangement and presented in the same line item in the statement of operations and comprehensive (loss) income as the fees associated with the hosting service. We early adopted this guidance prospectively effective the third quarter of 2018, and this adoption did not have a material effect on our consolidated financial statements.

New Accounting Guidance - Not Yet Adopted

The FASB issued ASU No. 2016-02, Leases (Topic 842) in 2016. ASU 2016-02 combined with all subsequent amendments (collectively, ASC 842) requires balance sheet recognition for all leases with a lease term greater than one year to be recorded as a lease liability (on a discounted basis) with a corresponding right-of-use asset. This guidance also expands the required quantitative and qualitative disclosures for lease arrangements and gives rise to other changes impacting certain aspects of lessor accounting. We will adopt this guidance at the beginning of the first quarter of 2019 using the optional transition method provided by ASU 2018-11, and we anticipate applying both the lessee package of practical expedients and the available lessor practical expedients.

We continue to assess the anticipated impact of adopting this guidance, and the following is our preliminary assessment completed to date:

Lessee Accounting: Based on the preliminary analysis completed to date, we estimate the adoption will result in the addition of $175.0 million to $225.0 million of assets and liabilities (on undiscounted basis) to our consolidated balance sheet, primarily related to real estate leases, with no significant change to our consolidated statements of operations and comprehensive (loss) income or cash flows. We also anticipate our quantitative and qualitative disclosures for lease arrangements will increase under ASC 842.

Lessor Accounting: Certain of our international gaming operations arrangements and domestic lottery systems arrangements may contain identified equipment that is conveyed to our customers as a part of a comprehensive service solution. For these arrangements, we are predominantly compensated on a participation basis (variable payments). While most of these arrangements may contain operating leases, depending on the terms of these arrangements, either at inception or upon modification, certain of these arrangements could potentially be classified as sales-type financing leases. For such arrangements classified as sales-type financing leases and because payments are variable, a loss would be recorded from derecognition of the carrying amount of the underlying equipment that is greater than the net investment in the lease, even though the arrangement is expected to ultimately be profitable. The timing of rental income for these arrangements would not be impacted.

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

In August 2018, the FASB issued ASU No. 2018-13, Fair Value Measurement (Topic 820): Disclosure Framework—Changes to the Disclosure Requirements for Fair Value Measurement. The new guidance amends the disclosure requirements for recurring and nonrecurring fair value measurements by removing, modifying, and adding certain disclosures on fair value measurements in ASC 820. The amendments on changes in unrealized gains and losses, the range and weighted average of significant unobservable inputs used to develop Level 3 fair value measurements, and the narrative description of measurement uncertainty should be applied prospectively for only the most recent interim or annual period presented in the initial fiscal year of adoption. All other amendments should be applied retrospectively to all periods presented upon their effective date. The new guidance will be effective for us beginning January 1, 2020, with early adoption permitted upon issuance of this updated guidance. We do not plan to early adopt this ASU, and we are currently evaluating the impact of adopting this guidance.
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

The following table disaggregates our revenues by type within each of our business segments:

	Three Months Ended September 30,		Nine Months Ended September 30,
	2018	2017	2018	2017
Gaming
Gaming operations	$159.2	$176.0	$480.5	$526.8
Gaming machine sales	167.2	163.1	479.6	482.6
Gaming systems	69.7	62.0	229.0	190.6
Table products	51.8	53.5	172.5	151.8
Total	$447.9	$454.6	$1,361.6	$1,351.8

Lottery
Instant products	$142.0	$142.7	$442.3	$435.7
Lottery systems	64.8	60.2	173.3	158.6
Total	$206.8	$202.9	$615.6	$594.3

Social
Social gaming	$105.1	$95.1	$302.2	$266.4

Digital
Sports and platform	$20.8	$—	$67.2	$—
Gaming and other	40.4	16.3	130.9	48.1
Total	$61.2	$16.3	$198.1	$48.1

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

Gaming Operations

Gaming operations revenues are generated by providing customers access to proprietary land-based gaming equipment, table game products and VLTs under a variety of recurring operating, service, or rental contracts, for which consideration is based upon a percentage of Coin-in, a percentage of Net win, or a fixed daily/monthly fee, with variability generally resolved in the reporting period. For these contracts with customers, we generally transfer control and recognize revenue or rental income over time based on the amount we expect to receive as described and classify such revenue or rental income as services revenue. Payments from customers under these contracts are typically due on a monthly basis. Jackpot expense for our WAP services is recorded as a reduction to revenue, which decreased revenue and cost of services by $4.5 million and $15.4 million for the three and nine months ended September 30, 2018, respectively. This change in classification has no impact on operating income or net loss. There was $5.5 million and $17.9 million of such amounts presented as cost of services for the three and nine months ended September 30, 2017, respectively. The amount of rental income revenue that is outside the scope of ASC 606 was $66.0 million and $202.1 million for the three-and-nine months ended September 30, 2018, respectively.

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
As disclosed in the first quarter of 2018, there was an $8.1 million and $6.3 million increase in revenue and Lottery Business Segment AEBITDA, respectively, associated with instant products sold on a POS basis due to adopting the new revenue recognition guidance in the first interim period of adoption. We expect this favorable impact will be largely offset during the three quarters following the initial adoption. The impact for the second and third quarters of 2018 was in line with these expectations. We continue to expect the adoption of the new revenue recognition guidance will have less than a $10.0 million impact on POS revenue in the aggregate for 2018.
Revenue from any tickets sold under these arrangements that were in the lottery distribution channel at December 31, 2017 will not be recognized as retail sales occur, as both the revenue value of such tickets and the historical cost of such inventory at December 31, 2017 was reflected directly into shareholders’ deficit at adoption. The adoption of ASC 606 related to inventory in the distribution channel at December 31, 2017 resulted in an increase to contract assets (included in Prepaid expenses, deposits and other current assets) totaling $52.0 million, a reduction to inventory totaling $33.0 million and a decrease to accumulated net loss totaling $19.0 million. The impact of ASC 606 on our September 30, 2018 consolidated balance sheet was a $37.9 million decrease to inventories and a $40.7 million increase to contract assets included in Prepaid expenses, deposits and other current assets.
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

Social Gaming

Social gaming revenues are generated from the sale of virtual coins, chips or bingo cards (collectively referred to as "virtual currency"), which players can use to play casino-style slot and table games or bingo games (i.e., spin in the case of slot games, bet in the case of table games and use of bingo cards in the case of bingo games). Control transfers and we recognize revenues from player purchases of virtual currency as the virtual currency is consumed for game play, which is based on a historical data analysis. Because we have control over the content and functionality of games before they are accessed by the end user, we have determined we are the principal and, as a result, revenues are recorded on a gross basis. Payment processing fees paid to platform providers (such as Facebook, Apple, Amazon and Google) on a revenue participation basis are recorded within cost of services. All social gaming revenue is classified as services revenue.

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
Contract Liabilities and Other Disclosures

The following table summarizes the activity in our contract liabilities for the reporting period:

Nine Months Ended September 30,
2018
Contract liability balance, beginning of period(1)	$88.2
Liabilities recognized during the period	54.5
Amounts recognized in revenue from beginning balance	(55.9)
Contract liability balance, end of period(1)	$86.8
(1) Contract liabilities are included within accrued liabilities and other long-term liabilities in our consolidated balance sheet.

The timing of revenue recognition, billings and cash collections results in billed receivables, unbilled receivables (contract assets), and customer advances and deposits (contract liabilities) on our consolidated balance sheet. Other than contracts with customers with financing arrangements exceeding 12 months, revenue recognition is generally proximal to conversion to cash, except for Lottery instant products sold under percentage of sale contracts. As disclosed in "Lottery Instant Products" above, revenue is recognized for such contracts upon delivery to our customers, while conversion to cash is based on the retail sale of the underlying ticket to end consumers. As a result, revenue recognition under ASC 606 does not approximate conversion to cash in any periods post-adoption. Total revenue recognized under such contracts was $26.0 million and $83.8 million in the three and nine months ended September 30, 2018, respectively. The following table summarizes our opening and closing balances in these accounts (other than contract liabilities disclosed above):

	Receivables	Contract Assets(1)
Opening balance, January 1, 2018	$724.7	$66.4
Closing balance, September 30, 2018	691.3	109.1
(1) Contract assets are included primarily within Prepaid expenses, deposits and other current assets in our September 30, 2018 consolidated balance sheet.
Other than acquired contract assets and receivables and assumed contract liabilities resulting from the NYX acquisition (described in Note 1), we did not have any changes in these balances other than normal, recurring activity during the interim period ended September 30, 2018.
As of September 30, 2018, other than as described above, we did not have material unsatisfied performance obligations for contracts expected to be long-term or contracts for which we recognize revenue at an amount other than for which we have the right to invoice for goods or services delivered or performed.

(3) Business Segments
In connection with the NYX acquisition (see Note 1), in the first quarter of 2018, we reviewed our operating and business segments in light of certain changes in the organizational and operational structure of SGC. Based on this review, we determined that our Social gaming business, previously included in our Interactive business segment, is a separate business segment and the remaining business-to-business Interactive business component was integrated with the acquired NYX business, collectively forming the new Digital business segment.
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
We also reviewed and considered the change in our Chief Executive Officer during the second quarter of 2018, who is also our Chief Operating Decision Maker (CODM), and how resources are allocated and financial information is regularly reviewed to evaluate operating results and performance of our business segments. As a result of this change and starting with the second quarter of 2018, we changed our business segment performance measure of profit or loss from operating income (loss) to Attributable EBITDA (AEBITDA), which we have described below. Business segment information for the three and nine months ended September 30, 2017 has been recast to reflect these changes. The accounting policies of our business segments are the same as those described within the Notes in our 2017 10-K and in Note 1 and Note 2 (for revenue recognition) in this Quarterly Report on Form 10-Q. The following tables present our segment information:

	Three Months Ended September 30, 2018
	Gaming	Lottery	Social	Digital	Unallocated and Reconciling Items(1)	Total
Total revenue	$447.9	$206.8	$105.1	$61.2	$—	$821.0
AEBITDA(2)	232.5	92.3	27.0	11.9	(38.0)	$325.7
Reconciling items to consolidated net loss before income taxes:
D&A	(119.3)	(15.0)	(2.5)	(16.2)	(13.3)	(166.3)
Restructuring and other	(3.8)	(2.9)	(9.0)	(4.4)	(318.6)	(338.7)
EBITDA from equity investments(2)					(13.8)	(13.8)
Earnings from equity investments					4.3	4.3
Interest expense					(147.4)	(147.4)
Loss on remeasurement of debt					(4.0)	(4.0)
Other expense, net					(2.4)	(2.4)
Stock-based compensation					(9.4)	(9.4)
Net loss before income taxes						$(352.0)
Assets as of September 30, 2018	$5,119.7	$1,165.7	$188.1	$851.8	$203.6	$7,528.9
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

	Three Months Ended September 30, 2017
	Gaming	Lottery	Social	Digital	Unallocated and Reconciling Items(1)	Total
Total revenue	$454.6	$202.9	$95.1	$16.3	$—	$768.9
AEBITDA(2)	221.2	89.2	20.1	3.1	(34.6)	$299.0
Reconciling items to consolidated net loss before income taxes:
D&A	(129.8)	(10.0)	(5.7)	(2.2)	(25.4)	(173.1)
Restructuring and other	(0.3)	0.1	(0.6)	0.1	(7.1)	(7.8)
EBITDA from equity investments(2)					(17.9)	(17.9)
Earnings from equity investments					7.5	7.5
Interest expense					(148.9)	(148.9)
Loss on debt financing transactions					(8.4)	(8.4)
Other expense, net					(6.4)	(6.4)
Stock-based compensation					(7.5)	(7.5)
Net loss before income taxes						$(63.5)
Assets as of December 31, 2017	$5,401.6	$1,070.6	$219.1	$61.2	$972.8	$7,725.3
(1) Includes amounts not allocated to the business segments (including corporate costs) and reconciling items to reconcile the total business segments AEBITDA to our consolidated net loss before income taxes.

(2) AEBITDA is described in footnote (2) to the first table in this Note 3.

	Nine Months Ended September 30, 2018
	Gaming	Lottery	Social	Digital	Unallocated and Reconciling Items(1)	Total
Total revenue	$1,361.6	$615.6	$302.2	$198.1	$—	$2,477.5
AEBITDA(2)	686.3	285.8	78.4	42.3	(106.6)	$986.2
Reconciling items to consolidated net loss before income taxes:
D&A	(379.7)	(43.1)	(15.6)	(48.9)	(39.8)	(527.1)
Restructuring and other	(6.7)	(0.5)	(27.6)	(14.5)	(375.1)	(424.4)
EBITDA from equity investments(2)					(49.1)	(49.1)
Earnings from equity investments					16.2	16.2
Interest expense					(448.3)	(448.3)
Loss on debt financing transactions					(93.2)	(93.2)
Gain on remeasurement of debt					29.4	29.4
Other expense, net					(9.3)	(9.3)
Stock-based compensation					(33.8)	(33.8)
Net loss before income taxes						$(553.4)
(1) Includes amounts not allocated to the business segments (including corporate costs) and reconciling items to reconcile the total business segments AEBITDA to our consolidated net loss before income taxes.

(2) AEBITDA is described in footnote (2) to the first table in this Note 3.

	Nine Months Ended September 30, 2017
	Gaming	Lottery	Social	Digital	Unallocated and Reconciling Items(1)	Total
Total revenue	$1,351.8	$594.3	$266.4	$48.1	$—	$2,260.6
AEBITDA(2)	657.8	270.1	59.9	10.9	(98.3)	$900.4
Reconciling items to consolidated net loss before income taxes:
D&A	(389.1)	(37.2)	(11.4)	(4.9)	(70.6)	(513.2)
Restructuring and other	(4.8)	0.9	(1.6)	—	(12.6)	(18.1)
EBITDA from equity investments(2)					(47.0)	(47.0)
Earnings from equity investments					20.1	20.1
Interest expense					(459.5)	(459.5)
Loss on debt financing transactions					(38.1)	(38.1)
Other expense, net					(4.4)	(4.4)
Stock-based compensation					(20.5)	(20.5)
Net loss before income taxes						$(180.3)
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

(4) Restructuring and other
Restructuring and other includes charges or expenses attributable to: (i) employee severance; (ii) management restructuring and related costs; (iii) restructuring and integration; (iv) cost savings initiatives; (v) major litigation; and (vi) acquisition costs and other unusual items. The following table summarizes pre-tax restructuring and other costs for the periods presented:

	Three Months Ended September 30,		Nine Months Ended September 30,
	2018	2017	2018	2017
Employee severance (1)	$10.9	$1.7	$31.8	$4.4
Acquisitions and related costs(2)	—	4.0	7.6	8.2
Contingent consideration adjustment(3)	8.4	—	26.4	—
Legal and related(4)	309.6	—	335.6	—
Restructuring, integration and other	9.8	2.1	23.0	5.5
Total	$338.7	$7.8	$424.4	$18.1
(1) Inclusive of employee severance and termination costs associated with restructuring and integration activities.
(2) Nine months ended September 30, 2018 includes $7.7 million related to the NYX acquisition.
(3) Represents contingent consideration fair value adjustment (see Note 12).
(4) Primarily represents legal reserve related to the Shuffle Tech Matter (see Note 15), which is included in accrued liabilities.
(5) Accounts and Notes Receivable and Credit Quality of Receivables
Accounts and Notes Receivable

The following table summarizes the components of current and long-term accounts and notes receivable, net:

	September 30, 2018	December 31, 2017
Current:
Accounts receivable	$541.2	$551.5
Notes receivable	147.4	164.1
Allowance for doubtful accounts and notes	(37.5)	(31.2)
Current accounts and notes receivable, net	$651.1	$684.4
Long-term:
Notes receivable, net of allowance of $0.1 and $0.2	40.2	52.8
Total accounts and notes receivable, net	$691.3	$737.2
Credit Quality of Receivables
The interest rates on our outstanding receivables bearing interest ranged from 3.0% to 10.0% at September 30, 2018, and 3.0% to 10.4% at December 31, 2017.
We have certain concentrations of outstanding accounts and notes receivable in international locations that impact our assessment of the credit quality of those receivables. We monitor the macroeconomic and political environment in each of these locations in our assessment of the credit quality of our receivables. We have not identified changes in the aforementioned factors during the nine months ended September 30, 2018 that require a reassessment of our receivable balances. The international locations with significant concentrations (generally deemed to be exceeding 10%) of our accounts and notes receivable are as follows:

•
Mexico - Our notes receivable, net, from certain customers in Mexico at September 30, 2018 was $25.5 million. We collected $25.3 million of outstanding receivables from these customers during the nine months ended September 30, 2018.

•
Peru - Our notes receivable, net, from certain customers in Peru at September 30, 2018 was $16.9 million. We collected $9.2 million of outstanding receivables from these customers during the nine months ended September 30, 2018.

•
Argentina - Our notes receivable, net, from customers in Argentina at September 30, 2018 was $21.4 million denominated in USD. Our customers are required to, and have continued to, pay us in pesos at the spot exchange rate on the date of payment. We collected $24.8 million of outstanding receivables from customers in Argentina during the nine months ended September 30, 2018.

In addition to the macroeconomic and political factors noted above, we also evaluated recent payments, receivables aging, any additional security or collateral we had (bills of exchange, pledge agreements, etc.) and other facts and circumstances relevant to our customers' ability to pay.
The following summarizes the components of total notes receivable, net:

	September 30, 2018	Balances over 90 days past due	December 31, 2017	Balances over 90 days past due
Notes receivable:
Domestic	$70.2	$3.5	$93.5	$9.2
International	117.4	25.2	123.6	33.2
Total notes receivable	187.6	28.7	217.1	42.4

Notes receivable allowance
Domestic	(5.1)	(5.1)	(4.0)	(4.0)
International	(18.0)	(18.0)	(16.8)	(16.8)
Total notes receivable allowance	(23.1)	(23.1)	(20.8)	(20.8)
Notes receivable, net	$164.5	$5.6	$196.3	$21.6

At September 30, 2018, 3.4% of our total notes receivable, net, was past due by over 90 days, compared to 11.0% at December 31, 2017.
We evaluate our exposure to credit loss on notes receivable on both a collective and individual basis. In addition, we evaluate such notes receivable on a geographic basis and take into account any other factors (such as general economic conditions, other macroeconomic considerations, etc.) that could impact our collectability of notes receivable individually or in the aggregate. Accordingly, notes receivable may be evaluated under multiple methodologies, and the resulting allowance is not determined based on one specific methodology taking all factors into consideration. The activity in our allowance for notes receivable for each of the nine month periods ended September 30, 2018 and 2017 is as follows:

	Nine Months Ended September 30,
	2018	2017
Beginning allowance for notes receivable	$(20.8)	$(15.0)
Provision	(3.9)	(4.8)
Charge-offs and recoveries	1.6	1.2
Ending allowance for notes receivable	$(23.1)	$(18.6)

The fair value of notes receivable is estimated by discounting expected future cash flows using current interest rates at which similar loans would be made to borrowers with similar credit ratings and remaining maturities. As of September 30, 2018 and December 31, 2017, the fair value of notes receivable, net, approximated the carrying value due to contractual terms of notes receivable generally being under 24 months.
(6) Inventories
Inventories consisted of the following as of the dates presented below:

	September 30, 2018	December 31, 2017
Parts and work-in-process	$147.3	$128.7
Finished goods	91.1	114.4
Total inventories	$238.4	$243.1
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

(7) Property and Equipment, net

Property and equipment, net consisted of the following:

	September 30, 2018	December 31, 2017
Land	$20.4	$35.7
Buildings and leasehold improvements	125.6	183.6
Gaming and lottery machinery and equipment	1,029.7	962.2
Furniture and fixtures	30.3	33.2
Construction in progress	22.2	27.7
Other property and equipment	245.9	236.9
Less: accumulated depreciation	(931.7)	(911.1)
Total property and equipment, net	$542.4	$568.2
Depreciation expense is excluded from Cost of services, Cost of product sales, Cost of instant products and Other operating expenses and is separately presented within D&A.

	Three Months Ended		Nine Months Ended
	September 30,		September 30,
	2018	2017	2018	2017
Depreciation expense	$51.2	$69.0	$159.0	$205.9

Assets Held For Sale

As of September 30, 2018, we had $55.1 million of assets held for sale, and none as of December 31, 2017. Assets held for sale primarily relate to our Gaming business segment and consist of certain properties in Las Vegas and Chicago that are actively being marketed for sale as a result of recent facility rationalization and integration activities. These assets are included within Prepaid expenses, deposits and other current assets and are reported at the lower of the carrying value or fair market value, less expected costs to sell. We measured the fair value of assets held for sale under a market approach and have categorized such measurements as Level 3 in the fair value hierarchy. Based on our fair value measurement during the first quarter of 2018, the book value related to our assets held for sale was reduced by approximately $19.0 million, which was recorded within D&A, with no material changes to such fair value through the third quarter of 2018. Subsequent to September 30, 2018, we sold certain of our properties held for sale with net cash proceeds of approximately $40.0 million.

(8) Intangible Assets, net and Goodwill
Intangible Assets, net
The following tables present certain information regarding our intangible assets as of September 30, 2018 and December 31, 2017.

	September 30, 2018			December 31, 2017
	Gross Carrying Value	Accumulated Amortization	Net Balance	Gross Carrying Value	Accumulated Amortization	Net Balance
Amortizable intangible assets:
Customer relationships	$1,083.6	$(278.7)	$804.9	$881.4	$(214.8)	$666.6
Intellectual property	919.3	(427.5)	491.8	788.1	(332.7)	455.4
Licenses	421.4	(251.6)	169.8	419.5	(206.9)	212.6
Brand names	124.1	(56.2)	67.9	125.7	(46.5)	79.2
Trade names	107.8	(20.6)	87.2	98.7	(14.7)	84.0
Patents and other	23.2	(13.3)	9.9	27.1	(14.5)	12.6
	2,679.4	(1,047.9)	1,631.5	2,340.5	(830.1)	1,510.4
Non-amortizable intangible assets:
Trade names	96.3	(2.1)	94.2	96.3	(2.1)	94.2
Total intangible assets	$2,775.7	$(1,050.0)	$1,725.7	$2,436.8	$(832.2)	$1,604.6

The following reflects intangible amortization expense included within D&A:

	Three Months Ended		Nine Months Ended
	September 30,		September 30,
	2018	2017	2018	2017
Amortization expense	$72.9	$62.3	$225.6	$193.1
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

The table below reconciles the change in the carrying value of goodwill by business segment for the period from
December 31, 2017 to September 30, 2018.

Goodwill	Gaming	Lottery	Interactive	Social	Digital	Totals
Balance as of December 31, 2017	$2,475.5	$356.2	$124.4	$—	$—	$2,956.1
Reporting unit reallocation adjustment	—	—	(124.4)	116.9	7.5	—
Acquired goodwill (1)	—	—	—	—	376.4	376.4
Foreign currency adjustments	(11.3)	(1.2)	—	(1.8)	(10.0)	(24.3)
Balance as of September 30, 2018	$2,464.2	$355.0	$—	$115.1	$373.9	$3,308.2
(1) Tentative and preliminary based on our preliminary purchase price allocation as described in Note 1.

(9) Software, net
Software, net consisted of the following:

	September 30, 2018	December 31, 2017
Software	$1,083.0	$1,003.2
Accumulated amortization	(781.8)	(663.8)
Software, net	$301.2	$339.4
The following reflects amortization of software included within D&A:

	Three Months Ended		Nine Months Ended
	September 30,		September 30,
	2018	2017	2018	2017
Amortization expense	$42.2	$41.8	$123.5	$114.2

(10) Equity Investments
Equity investments totaled $206.0 million and $253.9 million as of September 30, 2018 and December 31, 2017, respectively. We received distributions and dividends totaling $48.9 million and $44.1 million during the nine months ended September 30, 2018 and 2017, respectively, primarily related to our LNS equity investment. During the second quarter of 2018, we made our second pro-rata concession funding payment to LNS of $74.3 million (€60.0 million) relating to extension of the concession for a period of up to nine years.

(11) Long-Term and Other Debt
Revolving Credit Facility

On October 18, 2018, we entered into a lender joinder agreement to the credit agreement with an additional revolving commitment lender. Pursuant to the joinder agreement, the amount of the revolving credit facility under the credit agreement was increased by $50.0 million through October 18, 2020. As a result, the amount of the revolving credit facility as of October 18, 2018 was $495.7 million until it matures on October 18, 2020.

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

Outstanding Debt and Capital Leases
The following table reflects our outstanding debt:

	As of
	September 30, 2018					December 31, 2017
	Final Maturity	Rate(s)	Face value	Unamortized debt discount/premium and deferred financing costs, net	Book value	Book value
Senior Secured Credit Facilities:
2018 Revolver, varying interest rate	2018	variable	$12.2	$—	$12.2	$100.5
2020 Revolver, varying interest rate	2020	variable	32.8	—	32.8	249.5
Term Loan B-4	2024	variable	—	—	—	3,193.6
Term Loan B-5	2024	variable	4,153.7	(75.2)	4,078.5	—
Senior Notes:
2022 Secured Notes	2022	7.000%	—	—	—	2,130.7
2025 Secured Notes(2)	2025	5.000%	1,250.0	(18.0)	1,232.0	343.7
2026 Secured Euro Notes(3)	2026	3.375%	382.2	(5.5)	376.7	—
Unsecured Notes	2022	10.000%	2,200.0	(25.4)	2,174.6	2,170.1
2026 Unsecured Euro Notes(3)	2026	5.500%	294.0	(4.3)	289.7	—
Subordinated Notes:
2020 Notes	2020	6.250%	243.5	(1.2)	242.3	241.8
2021 Notes	2021	6.625%	340.6	(3.6)	337.0	336.0
Capital lease obligations as of September 30, 2018 payable monthly through 2019	2019	3.900%	6.0	—	6.0	10.7
Total long-term debt outstanding			$8,915.0	$(133.2)	$8,781.8	$8,776.6
Less: current portion of long-term debt					(46.8)	(40.3)
Long-term debt, excluding current portion					$8,735.0	$8,736.3
Fair value of debt(1)			$8,935.0
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
(3) We designated a portion of our 2026 Secured Euro Notes as a net investment non-derivative hedge of our investments in certain of our international subsidiaries that use the Euro as their functional currency in order to reduce the volatility in our operating results caused by the change in foreign currency exchange rates of the Euro relative to the U.S. Dollar (see Note 12 for additional information). The total change in the face value of the 2026 Secured Euro Notes and 2026 Unsecured Euro Notes due to changes in foreign currency exchange rates since the issuance was a reduction of $36.1 million, of which a $4.0 million loss and a $29.4 million gain were recognized on remeasurement of debt in the Consolidated Statements of Operations and Comprehensive Loss for the three and nine months ended September 30, 2018, respectively.

We were in compliance with the financial covenants under our debt agreements as of September 30, 2018.
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

2026 Secured and Unsecured Euro Notes

In connection with the February 2018 Refinancing, SGI issued €325.0 million aggregate principal amount of its new 2026 Secured Euro Notes and €250.0 million aggregate principal amount of its new 2026 Unsecured Euro Notes. Interest on both of these notes is payable semiannually in arrears on February 15 and August 15 of each year, which began on August 15, 2018. Both issuances were made at a price equal to 100.0% of the principal amount.

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

Loss on Debt Financing Transactions

The following are components of the loss on debt financing transactions resulting from debt extinguishment and modification accounting for the three and nine months ended September 30, 2018 and 2017:

	Three Months Ended September 30,		Nine Months Ended September 30,
	2018	2017	2018	2017
Repayment and cancellation of principal balance at premium	$—	$—	$110.3	$—
Unamortized debt (premium) discount and deferred financing costs, net	—	0.6	(29.8)	26.4
Third party debt issuance fees	—	7.8	12.7	11.7
Total loss on debt financing transactions	$—	$8.4	$93.2	$38.1

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
Derivative Financial Instruments

We record derivative financial instruments on the balance sheet at their respective fair values. As described in Note 1, during the first quarter of 2018, we adopted ASU 2017-12. As of September 30, 2018, we held the following derivative instruments that were accounted for pursuant to ASC 815:

Interest Rate Swap Contracts

We currently use interest rate swap contracts as described below to mitigate gains or losses associated with the change in expected cash flows due to fluctuations in interest rates on our variable rate debt. Our interest rate swaps that we held as of December 31, 2017 expired in January 2018.
In February 2018, we entered into interest rate swap contracts to hedge a portion of our interest expense associated with our variable rate debt to effectively fix the interest rate that we pay. These interest rate swap contracts are designated as cash flow hedges under ASC 815. We pay interest at a weighted-average fixed rate of 2.4418% and receive interest at a variable rate equal to one-month LIBOR. The total notional amount of interest rate swaps outstanding was $800.0 million as of September 30, 2018. These hedges mature in February 2022.
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
The following table shows the gains and interest expense recognized on our interest rate swap contracts:

	Three Months Ended		Nine Months Ended
	September 30,		September 30,
	2018	2017	2018	2017
Gains recorded in accumulated other comprehensive loss, net of tax	$3.3	$0.8	$9.0	$3.6
Interest expense recorded related to interest rate swap contracts	0.7	1.7	2.3	5.8
We do not expect to reclassify material amounts from Accumulated other comprehensive loss to interest expense in the next twelve months.

The following table shows the effect of interest rate swap contracts designated as cash flow hedges on the consolidated statements of operations and comprehensive loss:

	Three Months Ended	Nine Months Ended
	September 30,	September 30,
	2018	2018
	Interest expense
Total amounts of expense line item presented in the statements of operations and comprehensive loss in which the effects of cash flow hedges are recorded	$(147.4)	$(448.3)
Hedged item	(4.9)	(11.5)
Derivative designated as hedging instrument	4.2	9.2

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

The following table shows the fair value of our hedges:

	Balance Sheet Line Item	September 30, 2018	December 31, 2017
Interest rate swaps (1)(3)	Other assets/(accrued liabilities)	$11.8	$(0.2)
Cross-currency interest rate swaps (2)(3)	Other assets	6.1	—
(1) The gains of $4.2 million and $11.8 million for the three and nine months ended September 30, 2018, respectively, are reflected in Derivative financial instrument unrealized gain, net of tax in Other comprehensive income.
(2) The gains of $3.3 million and $6.1 million for the three and nine months ended September 30, 2018, respectively, are reflected in Foreign currency translation loss in Other comprehensive income.
(3) The inputs used to measure the fair value of our interest rate swap contracts are categorized as Level 2 in the fair value hierarchy.

Net Investment Non-derivative Hedge - 2026 Secured Euro Notes
For the third quarter of 2018, we designated $135.0 million of our 2026 Secured Euro Notes as a net investment non-derivative hedge of our investments in certain of our international subsidiaries that use the Euro as their functional currency in order to reduce the volatility in our results caused by the changes in foreign currency exchange rates of the Euro relative to the U.S. Dollar.
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

Based on the first and third quarter of 2018 remeasurements and as a result of changes in significant unobservable inputs primarily consisting of projected earnings-based measures and probability of achievement (categorized as Level 3 in the fair value hierarchy as established by ASC 820), we increased the fair value of certain long-term contingent consideration by $18.0 million and $8.4 million, respectively, which changes were included in Restructuring and other. Contingent consideration liabilities as of September 30, 2018 and December 31, 2017 were $33.9 million and $7.5 million, respectively, of which $20.9 million as of September 30, 2018 is included in accrued liabilities with the remaining balance included in other long-term liabilities and the entire balance as of December 31, 2017 included in other long-term liabilities.

We did not have assets and liabilities measured at fair value on a non-recurring basis as of September 30, 2018.
(13) Stockholders' Deficit
Stock Based Compensation
The following reflects total stock-based compensation expense recognized under all programs:

	Three Months Ended		Nine Months Ended
	September 30,		September 30,
	2018	2017	2018	2017
Related to stock options	$2.1	$1.1	$10.8	$2.6
Related to RSUs	7.3	6.4	23.0	17.9
Total	$9.4	$7.5	$33.8	$20.5

(14) Income Taxes
We consider new evidence (both positive and negative) at each reporting date that could affect our view of the future realization of deferred tax assets. Based upon the evaluation of all available evidence, and considering the projected U.S. pre-tax losses for 2018, we maintain a valuation allowance for our U.S. operations as of September 30, 2018. We maintained other valuation allowances for certain non-U.S. jurisdictions with cumulative losses.

The effective income tax rates for the three and nine months ended September 30, 2018 were 0.1% and (1.0%), respectively, and 6.6% and (10.5%) for the three and nine months ended September 30, 2017, respectively, and were determined using an estimated annual effective tax rate after considering any discrete items for such periods. Due to the aforementioned valuation allowance against our U.S. deferred tax assets, the effective tax rate for the nine months ended September 30, 2018 does not include the benefit of the current year U.S. tax losses. In the nine months ended September 30, 2017, we recorded an overall tax expense due to the application of a full valuation allowance against the U.S. pre-tax losses coupled with a tax expense on foreign pre-tax earnings. The change in the effective tax rates relates primarily to the overall mix of income in our foreign jurisdictions.

As disclosed in our 2017 10-K Note 21, our accounting for the Tax Cuts and Jobs Act (the "Tax Act") is incomplete; however, we were able to reasonably estimate certain effects, and consequently we recorded provisional adjustments associated with: (1) impact on deferred tax assets (DTAs) and deferred tax liabilities (DTLs) from reduction of U.S. federal corporate income tax rate; (2) the deemed repatriation transition tax; and (3) impact on valuation allowances. Additionally, as disclosed in our 2017 10-K Note 21, we were not yet able to reasonably estimate the effects of the Tax Act for the Global Intangible Low Income Tax (GILTI). There were no changes to these items during the third quarter of 2018, as we continue to evaluate the impacts of the Tax Act.

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
We record an accrual for legal contingencies when it is both probable that a liability has been incurred and the amount or range of the loss can be reasonably estimated (although, as discussed below, there may be an exposure to loss in excess of the accrued liability). We evaluate our accruals for legal contingencies at least quarterly and, as appropriate, establish new accruals or adjust existing accruals to reflect (1) the facts and circumstances known to us at the time, including information regarding negotiations, settlements, rulings and other relevant events and developments, (2) the advice and analyses of counsel and (3) the assumptions and judgment of management. Legal costs associated with our legal proceedings are expensed as incurred. We had accrued liabilities of $338.4 million and $4.7 million for all of our legal matters that were contingencies as of September 30, 2018 and December 31, 2017, respectively.
Substantially all of our legal contingencies are subject to significant uncertainties and, therefore, determining the likelihood of a loss and/or the measurement of any loss involves a series of complex judgments about future events. Consequently, the ultimate outcomes of our legal contingencies could result in losses in excess of amounts we have accrued. We may be unable to estimate a range of possible losses for some matters pending against us or our subsidiaries, even when the amount of damages claimed against us or our subsidiaries is stated because, among other things: (1) the claimed amount may be exaggerated or unsupported; (2) the claim may be based on a novel legal theory or involve a large number of parties; (3) there may be uncertainty as to the likelihood of a class being certified or the ultimate size of the class; (4) there may be uncertainty as to the outcome of pending appeals or motions; (5) the matter may not have progressed sufficiently through discovery or there may be significant factual or legal issues to be resolved or developed; and/or (6) there may be uncertainty as to the enforceability of legal judgments and outcomes in certain jurisdictions. Other matters have progressed sufficiently that we are able to estimate a range of possible loss. For those legal contingencies disclosed in Note 22 in our 2017 10-K and this Note 15 as well as those related to the previously disclosed settlement agreement entered into in February 2015 with SNAI S.p.a., as to which a loss is reasonably possible, whether in excess of a related accrued liability or where there is no accrued liability, and for which we are able to estimate a range of possible loss, the current estimated range is up to approximately $14.1 million in excess of the accrued liabilities (if any) related to those legal contingencies. This aggregate range represents management’s estimate of additional possible loss in excess of the accrued liabilities (if any) with respect to these matters based on currently available information, including any damages claimed by the plaintiffs, and is subject to significant judgment and a variety of assumptions and inherent uncertainties. For example, at the time of making an estimate, management may have only preliminary, incomplete, or inaccurate information about the facts underlying a claim; its assumptions about the future rulings of the court or other tribunal on significant issues, or the behavior and incentives of adverse parties, regulators, indemnitors or co‑defendants, may prove to be wrong; and the outcomes it is attempting to predict are often not amenable to the use of statistical or other quantitative analytical tools. In addition, from time to time an outcome may occur that management had not accounted for in its estimate because it had considered that outcome to be remote. Furthermore, as noted above, the aggregate range does not include any matters for which we are not able to estimate a range of possible loss. Accordingly, the estimated aggregate range of possible loss does not represent our maximum loss exposure. Any such losses could have a material adverse impact on our results of operations, cash flows or financial condition. The legal proceedings underlying the estimated range will change from time to time, and actual results may vary significantly from the current estimate.
Shuffle Tech Matter
In April 2015, Shuffle Tech International, LLC, Aces Up Gaming, Inc. and Poydras-Talrick Holdings LLC brought a civil action in the United States District Court for the Northern District of Illinois against SGC, Bally Technologies, Inc., and

Bally Gaming, Inc., alleging monopolization of the market for card shufflers in violation of federal antitrust laws, fraudulent procurement of patents on card shufflers, unfair competition and deceptive trade practices. Specifically, the plaintiffs claim that the defendants used certain shuffler patents in a predatory manner to create and maintain a monopoly in the relevant shuffler market. The plaintiffs’ complaint seeks no less than $100.0 million in compensatory damages (which is subject to trebling), attorneys’ fees and costs, as well as injunctive and declaratory relief. In June 2015, the defendants filed a motion to dismiss. In October 2015, the district court dismissed all of the plaintiffs’ claims against the defendants with prejudice, except for the claims of violation of antitrust laws related to the fraudulent procurement of patents on card shufflers. In September 2017, the district court denied defendants’ motion for summary judgment, and the matter was scheduled for trial. On April 23, 2018, a court-ordered settlement conference before a magistrate judge was held, but no settlement was reached. On April 25, 2018, plaintiffs filed with the U.S. District Court an itemization of claimed damages, pursuant to which the plaintiffs, at trial, would seek to recover compensatory damages ranging from approximately $105.2 million to $139.5 million (which is subject to trebling), and also their reasonable attorneys' fees and costs. Trial began July 16, 2018 and ended on August 7, 2018. On August 7, 2018, the jury returned a verdict for the plaintiffs. The jury awarded plaintiffs $105.0 million in compensatory damages, which is subject to trebling, as well as attorneys' fees and costs, all of which we have accrued as of September 30, 2018. We believe the jury reached the wrong result, and the defendants have sought review in the trial court of both the finding of liability and the damages award, and, if necessary, will also do so on appeal.

Washington State Matter
On April 17, 2018, plaintiff Sheryl Fife filed a putative class action complaint against SGC in the United States District Court for the Western District of Washington. In her complaint, plaintiff seeks to represent a putative class of all persons in the State of Washington who purchased and allegedly lost virtual coins playing SGC's online social casino games, including but not limited to Jackpot Party® Social Casino and Gold Fish® Casino. The complaint asserts claims for alleged violations of Washington's Recovery of Money Lost at Gambling Act, Washington's consumer protection statute, and for unjust enrichment, and seeks unspecified money damages (including treble damages as appropriate), the award of reasonable attorneys’ fees and costs, pre- and post-judgment interest, and injunctive and/or declaratory relief. On July 2, 2018, SGC filed a motion to dismiss the plaintiff's complaint with prejudice. Due to the very early nature of this litigation, we are currently unable to determine the likelihood of an outcome or estimate a range of reasonably possible loss.
Raqqa Matter
On May 4, 2018, plaintiffs Raqqa, Inc. Pittsburg Liquors, Inc., Omdev, Inc., Om Riya, Inc., E and B Liquors, Inc., Michael Cairo, and Jason Van Lente (collectively, “plaintiffs”) filed a putative class action complaint against Northstar Lottery Group LLC, IGT Global Solutions Corporation, and Scientific Games International, Inc. (collectively, “defendants”), in the United States District Court for the Southern District of Illinois. In their complaint, plaintiffs seek to represent two putative classes of persons: (1) all persons who were or are parties to a contract to sell at retail Illinois Lottery instant game tickets at any time between July 1, 2011 and the present; and (2) all natural persons who purchased one or more Illinois Lottery instant game tickets at any time between July 1, 2011 and the present. The complaint alleges that Northstar Lottery Group LLC discontinued certain Illinois Lottery instant game tickets before all grand prizes were awarded, and further alleges that those discontinuations caused economic harm to lottery players, and to lottery retailers who receive commissions on winning tickets. The complaint asserts claims for alleged tortious interference with contract, alleged tortious interference with prospective economic advantage, alleged common law fraud, alleged violation of Illinois’ Consumer Fraud and Deceptive Business Practices Act, alleged unjust enrichment and alleged civil conspiracy. The complaint seeks unspecified money damages and the award of plaintiffs’ attorneys’ fees and costs. On June 18, 2018, the defendants filed a motion to dismiss the plaintiffs’ complaint with prejudice. Due to the very early nature of this litigation, we are currently unable to determine the likelihood of an outcome or estimate a range of reasonably possible loss.
For additional information regarding our pending litigation matters, see Note 22 in our 2017 10-K.

(16) Financial Information for Guarantor Subsidiaries and Non-Guarantor Subsidiaries
We conduct substantially all of our business through our U.S. and foreign subsidiaries. As of September 30, 2018, SGI's obligations under the 2020 Notes, the 2021 Notes, the 2025 Secured Notes, the 2026 Secured Euro Notes, the Unsecured Notes and the 2026 Unsecured Euro Notes were fully and unconditionally and jointly and severally guaranteed by SGC and the Guarantor Subsidiaries other than SGI. We redeemed all of the outstanding 2022 Secured Notes during the first quarter of 2018, which were previously issued by SGI and fully and unconditionally and jointly and severally guaranteed by SGC and the Guarantor Subsidiaries other than SGI. The guarantees of our 2022 Secured Notes were released in connection with the redemption of the 2022 Secured Notes. We redeemed all of the outstanding 2018 Notes on March 17, 2017, which were previously issued by SGC and fully and unconditionally and jointly and severally guaranteed by the Guarantor Subsidiaries.

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

Presented below is condensed consolidating financial information for (1) SGC, (2) SGI, (3) the Guarantor Subsidiaries and (4) the Non-Guarantor Subsidiaries as of September 30, 2018 and December 31, 2017 and for the three and nine months ended September 30, 2018 and 2017. The condensed consolidating financial information has been presented to show the nature of assets held, results of operations and cash flows of SGC, SGI, the Guarantor Subsidiaries and the Non-Guarantor Subsidiaries assuming the current guarantee structures of the 2018 Notes, the 2020 Notes, the 2021 Notes, the 2022 Secured Notes, the Unsecured Notes, the 2025 Secured Notes, the 2026 Secured Euro Notes, and the 2026 Unsecured Euro Notes were in effect at the beginning of the periods presented.
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

SCIENTIFIC GAMES CORPORATION AND SUBSIDIARIES
SUPPLEMENTAL CONDENSED CONSOLIDATING BALANCE SHEET
As of September 30, 2018

	SGC (Parent)	SGI (Issuer1)	Guarantor Subsidiaries	Non-Guarantor Subsidiaries	Eliminating Entries	Consolidated
Assets
Cash and cash equivalents	$38.6	$—	$—	$79.9	$(5.0)	$113.5
Restricted cash	—	0.6	31.0	5.5	—	37.1
Accounts receivable, net	—	58.0	189.3	279.4	—	526.7
Notes receivable, net	—	—	109.6	14.8	—	124.4
Inventories	—	39.0	88.7	130.7	(20.0)	238.4
Prepaid expenses, deposits and other current assets	12.6	76.8	102.0	78.1	0.2	269.7
Property and equipment, net	32.4	112.1	232.6	196.5	(31.2)	542.4
Investment in subsidiaries	2,996.9	950.0	1,025.7	—	(4,972.6)	—
Goodwill	—	240.2	1,886.1	1,181.9	—	3,308.2
Intangible assets, net	10.8	34.3	1,199.4	481.2	—	1,725.7
Intercompany balances	—	5,812.7	27.8	—	(5,840.5)	—
Software, net	61.9	38.1	142.7	58.5	—	301.2
Other assets(2)	234.2	413.1	48.2	228.7	(582.6)	341.6
Total assets	$3,387.4	$7,774.9	$5,083.1	$2,735.2	$(11,451.7)	$7,528.9
Liabilities and stockholders' (deficit) equity
Current portion of long-term debt	$—	$41.8	$—	$5.0	$—	$46.8
Other current liabilities	417.6	195.5	200.4	249.0	(36.9)	1,025.6
Long-term debt, excluding current portion	—	8,734.1	—	0.9	—	8,735.0
Other long-term liabilities	93.4	8.7	610.3	197.6	(569.9)	340.1
Intercompany balances	5,495.0	—	—	345.5	(5,840.5)	—
Stockholders' (deficit) equity	(2,618.6)	(1,205.2)	4,272.4	1,937.2	(5,004.4)	(2,618.6)
Total liabilities and stockholders' (deficit) equity	$3,387.4	$7,774.9	$5,083.1	$2,735.2	$(11,451.7)	$7,528.9

(1) Issuer of obligations under the 2020 Notes, the 2021 Notes, the 2022 Secured Notes, which were redeemed in March 2018, the Unsecured Notes, the 2025 Secured Notes, which were issued in October 2017, and the 2026 Secured Euro Notes and 2026 Unsecured Euro Notes, which were issued in February 2018.
(2) Includes $14.5 million and $0.7 million in non-current restricted cash for Guarantor Subsidiaries and Non-Guarantor Subsidiaries, respectively.

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

SCIENTIFIC GAMES CORPORATION AND SUBSIDIARIES
SUPPLEMENTAL CONDENSED CONSOLIDATING STATEMENT OF
OPERATIONS AND COMPREHENSIVE (LOSS) INCOME
Three Months Ended September 30, 2018

	SGC (Parent)	SGI (Issuer1)	Guarantor Subsidiaries	Non-Guarantor Subsidiaries	Eliminating Entries	Consolidated
Revenue	$—	$138.4	$404.3	$361.3	$(83.0)	$821.0
Cost of services, cost of product sales and cost of instant products (2)	—	90.4	119.1	159.7	(67.9)	301.3
SG&A	38.3	12.1	57.1	76.2	(14.0)	169.7
R&D	—	0.2	21.3	28.0	—	49.5
D&A	10.8	8.7	105.9	44.9	(4.0)	166.3
Restructuring and other	318.5	2.8	4.2	13.2	—	338.7
Operating (loss) income	(367.6)	24.2	96.7	39.3	2.9	(204.5)
Interest expense	—	(147.4)	—	—	—	(147.4)
Gain on remeasurement of debt	—	(4.0)	—	—	—	(4.0)
Other income (expense), net	16.3	129.7	(122.8)	(19.3)	—	3.9
Net (loss) income before equity in income of subsidiaries and income taxes	(351.3)	2.5	(26.1)	20.0	2.9	(352.0)
Equity in (loss) income of subsidiaries	(1.7)	4.3	(10.1)	—	7.5	—
Income tax benefit (expense)	1.4	(0.6)	5.5	(5.9)	—	0.4
Net (loss) income	$(351.6)	$6.2	$(30.7)	$14.1	$10.4	$(351.6)

Other comprehensive (loss) income	(5.2)	11.2	(9.6)	(2.0)	0.4	(5.2)
Comprehensive (loss) income	$(356.8)	$17.4	$(40.3)	$12.1	$10.8	$(356.8)

(1) Issuer of obligations under the 2020 Notes, the 2021 Notes, the 2022 Secured Notes, which were redeemed in March 2018, the Unsecured Notes, the 2025 Secured Notes, which were issued in October 2017, and the 2026 Secured Euro Notes and 2026 Unsecured Euro Notes, which were issued in February 2018.
(2) Exclusive of D&A.

SCIENTIFIC GAMES CORPORATION AND SUBSIDIARIES
SUPPLEMENTAL CONDENSED CONSOLIDATING STATEMENT OF
OPERATIONS AND COMPREHENSIVE INCOME (LOSS)
Three Months Ended September 30, 2017

	SGC (Parent)	SGI (Issuer1)	Guarantor Subsidiaries	Non-Guarantor Subsidiaries	Eliminating Entries	Consolidated
Revenue	$—	$129.3	$400.0	$311.6	$(72.0)	$768.9
Cost of services, cost of product sales and cost of instant products (2)	—	88.1	120.7	152.7	(70.7)	290.8
SG&A	30.8	11.1	60.9	70.1	(14.1)	158.8
R&D	0.5	2.6	26.0	18.7	—	47.8
D&A	22.3	8.8	111.6	33.5	(3.1)	173.1
Restructuring and other	7.0	(0.1)	0.1	0.8	—	7.8
Operating (loss) income	(60.6)	18.8	80.7	35.8	15.9	90.6
Interest expense	(0.1)	(148.5)	—	(0.3)	—	(148.9)
Loss on debt financing transactions	—	(8.4)	—	—	—	(8.4)
Other (expense) income, net	(21.2)	59.4	(14.5)	(20.5)	—	3.2
Net (loss) income before equity in income of subsidiaries and income taxes	(81.9)	(78.7)	66.2	15.0	15.9	(63.5)
Equity in income of subsidiaries	26.1	22.5	15.5	—	(64.1)	—
Income tax (expense) benefit	(3.5)	29.4	(31.0)	9.3	—	4.2
Net (loss) income	$(59.3)	$(26.8)	$50.7	$24.3	$(48.2)	$(59.3)

Other comprehensive income	72.8	4.6	53.2	67.0	(124.8)	72.8
Comprehensive income (loss)	$13.5	$(22.2)	$103.9	$91.3	$(173.0)	$13.5

(1) Issuer of obligations under the 2020 Notes, the 2021 Notes, the 2022 Secured Notes, which were redeemed in March 2018, the Unsecured Notes and the 2025 Secured Notes, which were issued in October 2017.
(2) Exclusive of D&A.

SCIENTIFIC GAMES CORPORATION AND SUBSIDIARIES
SUPPLEMENTAL CONDENSED CONSOLIDATING STATEMENT OF
OPERATIONS AND COMPREHENSIVE (LOSS) INCOME
Nine Months Ended September 30, 2018

	SGC (Parent)	SGI (Issuer1)	Guarantor Subsidiaries	Non-Guarantor Subsidiaries	Eliminating Entries	Consolidated
Revenue	$—	$404.0	$1,195.6	$1,106.5	$(228.6)	$2,477.5
Cost of services, cost of product sales and cost of instant products (2)	—	263.0	368.9	472.0	(190.0)	913.9
SG&A	119.4	32.1	166.0	237.6	(39.9)	515.2
R&D	—	1.1	66.1	85.3	—	152.5
D&A	31.9	23.7	339.4	142.8	(10.7)	527.1
Restructuring and other	374.8	0.2	7.4	42.0	—	424.4
Operating (loss) income	(526.1)	83.9	247.8	126.8	12.0	(55.6)
Interest expense	—	(447.9)	—	(0.4)	—	(448.3)
Loss on debt financing transactions	—	(93.2)	—	—	—	(93.2)
Gain on remeasurement of debt	—	29.4	—	—	—	29.4
Other income (expense), net	48.8	398.8	(374.8)	(58.5)	—	14.3
Net (loss) income before equity in income of subsidiaries and income taxes	(477.3)	(29.0)	(127.0)	67.9	12.0	(553.4)
Equity in (loss) income of subsidiaries	(59.8)	21.6	(16.9)	—	55.1	—
Income tax (expense) benefit	(22.1)	6.9	26.9	(17.5)	—	(5.8)
Net (loss) income	$(559.2)	$(0.5)	$(117.0)	$50.4	$67.1	$(559.2)

Other comprehensive (loss) income	(36.5)	23.4	(23.0)	(47.9)	47.5	(36.5)
Comprehensive (loss) income	$(595.7)	$22.9	$(140.0)	$2.5	$114.6	$(595.7)

(1) Issuer of obligations under the 2020 Notes, the 2021 Notes, the 2022 Secured Notes, which were redeemed in March 2018, the Unsecured Notes, the 2025 Secured Notes, which were issued in October 2017, and the 2026 Secured Euro Notes and 2026 Unsecured Euro Notes, which were issued in February 2018.
(2) Exclusive of D&A.

SCIENTIFIC GAMES CORPORATION AND SUBSIDIARIES
SUPPLEMENTAL CONDENSED CONSOLIDATING STATEMENT OF
OPERATIONS AND COMPREHENSIVE (LOSS) INCOME
Nine Months Ended September 30, 2017

	SGC (Parent)	SGI (Issuer1)	Guarantor Subsidiaries	Non-Guarantor Subsidiaries	Eliminating Entries	Consolidated
Revenue	$—	$375.6	$1,220.3	$861.0	$(196.3)	$2,260.6
Cost of services, cost of product sales and cost of instant products (2)	—	257.8	373.4	410.1	(191.6)	849.7
SG&A	89.7	29.1	178.6	184.6	(36.6)	445.4
R&D	1.7	6.4	77.1	53.1	—	138.3
D&A	59.5	24.3	346.3	90.9	(7.8)	513.2
Restructuring and other	12.3	0.4	3.2	2.2	—	18.1
Operating (loss) income	(163.2)	57.6	241.7	120.1	39.7	295.9
Interest expense	(4.4)	(454.2)	—	(0.9)	—	(459.5)
Loss on debt financing transactions	(1.1)	(37.0)	—	—	—	(38.1)
Other (expense) income, net	(60.1)	161.8	(71.0)	(9.3)	—	21.4
Net (loss) income before equity in income of subsidiaries and income taxes	(228.8)	(271.8)	170.7	109.9	39.7	(180.3)
Equity in income of subsidiaries	49.6	54.4	37.0	—	(141.0)	—
Income tax (expense) benefit	(20.0)	101.7	(79.0)	(21.6)	—	(18.9)
Net (loss) income	$(199.2)	$(115.7)	$128.7	$88.3	$(101.3)	$(199.2)

Other comprehensive income	140.6	8.9	119.4	126.7	(255.0)	140.6
Comprehensive (loss) income	$(58.6)	$(106.8)	$248.1	$215.0	$(356.3)	$(58.6)

(1) Issuer of obligations under the 2020 Notes, the 2021 Notes, the 2022 Secured Notes, which were redeemed in March 2018, the Unsecured Notes and the 2025 Secured Notes, which were issued in October 2017.
(2) Exclusive of D&A.

SCIENTIFIC GAMES CORPORATION AND SUBSIDIARIES
SUPPLEMENTAL CONDENSED CONSOLIDATING STATEMENT OF CASH FLOWS
Nine Months Ended September 30, 2018

	SGC (Parent)	SGI (Issuer1)	Guarantor Subsidiaries	Non-Guarantor Subsidiaries	Eliminating Entries	Consolidated
Net cash (used in) provided by operating activities	$(56.4)	$29.6	$153.0	$231.5	$(1.8)	$355.9
Cash flows from investing activities:
Capital expenditures	(30.3)	(56.6)	(121.9)	(84.3)	—	(293.1)
Acquisitions of businesses and assets, net of cash acquired	—	—	(9.6)	(264.5)	—	(274.1)
Distributions of capital from equity investments	—	—	—	24.6	—	24.6
Additions to equity method investments	—	(1.9)	—	(74.3)	—	(76.2)
Other, principally change in intercompany investing activities	—	91.3	(15.5)	—	(75.8)	—
Net cash (used in) provided by investing activities	(30.3)	32.8	(147.0)	(398.5)	(75.8)	(618.8)
Cash flows from financing activities:
Payments on long-term debt, net of proceeds	—	(23.9)	—	(5.7)	—	(29.6)
Repayment of assumed NYX debt	—	—	—	(288.2)	—	(288.2)
Payments of debt issuance and deferred financing costs	—	(38.5)	—	—	—	(38.5)
Payments on license obligations	(20.4)	—	(1.9)	—	—	(22.3)
Net redemptions of common stock under stock-based compensation plans and other	(21.8)	—	(2.5)	—	—	(24.3)
Other, principally change in intercompany financing activities	(565.1)	—	—	489.3	75.8	—
Net cash (used in) provided by financing activities	(607.3)	(62.4)	(4.4)	195.4	75.8	(402.9)
Effect of exchange rate changes on cash, cash equivalents and restricted cash	—	—	—	(2.5)	—	(2.5)
(Decrease) increase in cash, cash equivalents and restricted cash	(694.0)	—	1.6	25.9	(1.8)	(668.3)
Cash, cash equivalents and restricted cash, beginning of period	732.6	0.6	43.9	60.2	(3.2)	834.1
Cash, cash equivalents and restricted cash end of period	$38.6	$0.6	$45.5	$86.1	$(5.0)	$165.8

(1) Issuer of obligations under the 2020 Notes, the 2021 Notes, the 2022 Secured Notes, which were redeemed in March 2018, the Unsecured Notes, the 2025 Secured Notes, which were issued in October 2017, and the 2026 Secured Euro Notes and 2026 Unsecured Euro Notes, which were issued in February 2018.

SCIENTIFIC GAMES CORPORATION AND SUBSIDIARIES
SUPPLEMENTAL CONDENSED CONSOLIDATING STATEMENT OF CASH FLOWS
Nine Months Ended September 30, 2017

	SGC (Parent)	SGI (Issuer1)	Guarantor Subsidiaries	Non-Guarantor Subsidiaries	Eliminating Entries	Consolidated
Net cash (used in) provided by operating activities	$(162.6)	$(169.9)	$471.5	$254.3	$(4.3)	$389.0
Cash flows from investing activities:
Capital expenditures	(42.0)	(13.6)	(96.4)	(62.1)	—	(214.1)
Acquisition of business, net of cash acquired	—	—	(26.3)	(31.4)	—	(57.7)
Distributions of capital from equity investments	—	—	—	23.9	—	23.9
Changes in other assets and liabilities and other	—	—	7.5	2.5	—	10.0
Other, principally change in intercompany investing activities	—	(27.7)	—	(208.4)	236.1	—
Net cash used in investing activities	(42.0)	(41.3)	(115.2)	(275.5)	236.1	(237.9)
Cash flows from financing activities:
Net payments of long-term debt including proceeds and repurchases of senior notes and term loans	(250.0)	265.7	—	(4.8)	—	10.9
Payments of debt issuance and deferred financing costs	—	(52.3)	—	—	—	(52.3)
Payments on license obligations	(24.3)	—	(4.7)	—	—	(29.0)
Net redemptions of common stock under stock-based compensation plans	(2.7)	—	—	—	—	(2.7)
Other, principally change in intercompany financing activities	586.2	—	(350.1)	—	(236.1)	—
Net cash provided by (used in) financing activities	309.2	213.4	(354.8)	(4.8)	(236.1)	(73.1)
Effect of exchange rate changes on cash, cash equivalents and restricted cash	—	—	—	4.8	—	4.8
Increase (decrease) in cash, cash equivalents and restricted cash	104.6	2.2	1.5	(21.2)	(4.3)	82.8
Cash, cash equivalents and restricted cash, beginning of period	32.7	1.7	41.0	82.6	(1.1)	156.9
Cash, cash equivalents and restricted cash end of period	$137.3	$3.9	$42.5	$61.4	$(5.4)	$239.7

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
Recent Events

•	During the third quarter of 2018, we successfully launched our sports betting platform with Caesars Entertainment in multiple jurisdictions.

•
In August 2018, the jury returned a verdict for the plaintiffs in the Shuffle Tech Matter described in Note 15. We have sought review in the trial court of both the finding of liability and the damages award, and, if necessary, will also do so on appeal (see Note 15 and “Liquidity, Capital Resources and Working Capital - Cash and Available Revolver Capacity" below).

•	On October 18, 2018, we increased the amount of our existing revolving credit agreement by $50.0 million to $495.7 million until the extended maturity on October 18, 2020.
In October 2018, we sold a portion of our non-core facilities held for sale for net cash proceeds of approximately $40.0 million (see Note 7).

•
In November 2018, we acquired Don Best, a leading global supplier of real-time betting data and pricing for North American sporting events (see Note 1), which will allow us to broaden our portfolio of U.S. sports betting industry services.

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

	Three Months Ended				Nine Months Ended
	September 30,				September 30,
	2018		2017		2018		2017
($ in millions)	Revenue	% Consolidated Revenue	Revenue	% Consolidated Revenue	Revenue	% Consolidated Revenue	Revenue	% Consolidated Revenue
Foreign Currency:
British Pound Sterling	$71.6	8.7%	$56.0	7.3%	$234.8	9.5%	$158.1	7.0%
Euro	55.3	6.7%	41.6	5.4%	168.5	6.8%	108.4	4.8%
Australian Dollar	27.4	3.3%	37.1	4.8%	80.2	3.2%	95.6	4.2%
We also have foreign currency exposure related to certain of our equity investments, cross-currency interest rate swaps, and Euro-denominated debt. See "Risk Factors" under Item 1A and "Consolidated Results — Other Factors Affecting 2017 Net Loss Comparability— Foreign exchange" under Item 7 in our 2017 10-K and Item 3 "Quantitative and Qualitative Disclosures about Market Risk" in this Quarterly Report on Form 10-Q. Foreign currency had a positive impact of $0.3 million and $19.9 million on revenue for the three and nine months ended September 30, 2018, respectively.

CONSOLIDATED RESULTS

	Three Months Ended September 30,		Variance		Nine Months Ended September 30,		Variance
($ in millions)	2018	2017	2018 vs. 2017		2018	2017	2018 vs. 2017
Total revenue	$821.0	$768.9	$52.1	7%	$2,477.5	$2,260.6	$216.9	10%
Total operating expenses	1,025.5	678.3	347.2	51%	2,533.1	1,964.7	568.4	29%
Operating (loss) income	(204.5)	90.6	(295.1)	(326)%	(55.6)	295.9	(351.5)	(119)%
Net loss before income taxes	(352.0)	(63.5)	(288.5)	454%	(553.4)	(180.3)	(373.1)	207%
Net loss	$(351.6)	$(59.3)	$(292.3)	493%	$(559.2)	$(199.2)	$(360.0)	181%

Three and Nine Months Ended September 30, 2018 Compared to Three and Nine Months Ended September 30, 2017
Revenue

	Three Months Ended September 30,		Variance		Nine Months Ended September 30,		Variance
($ in millions)	2018	2017	2018 vs. 2017		2018	2017	2018 vs. 2017
Gaming	$447.9	$454.6	$(6.7)	(1)%	$1,361.6	$1,351.8	$9.8	1%
Lottery	206.8	202.9	3.9	2%	615.6	594.3	21.3	4%
Social	105.1	95.1	10.0	11%	302.2	266.4	35.8	13%
Digital	61.2	16.3	44.9	275%	198.1	48.1	150.0	312%
Total revenue	$821.0	$768.9	$52.1	7%	$2,477.5	$2,260.6	$216.9	10%

Gaming revenue decreased for the three-month comparable period primarily due to lower WAP and premium game participation units revenue and Other Participation and leased units revenue, partially offset by higher gaming systems revenue. The decrease in WAP and premium game participation units revenue and Other Participation and leased units revenue is primarily due to the lower ending installed base and average daily revenue per unit coupled with the impact of ASC 606 adoption. The Gaming revenue increase for the nine-month comparable period is primarily driven by higher gaming systems and table products revenue, partially offset by lower gaming operations revenue. The three and nine months ended September 30, 2018 reflect $4.5 million and $15.4 million, respectively, in jackpot charges for our WAP services recorded as a reduction to revenue, which was reflected as a cost of services in the prior-year comparable periods. The Gaming revenue decrease included a favorable foreign currency impact of $0.2 million and $13.1 million in the three and nine months ended September 30, 2018, respectively.
The Lottery revenue increase for the three-month comparable period was driven by growth in lottery systems revenue and for the nine-month period by both lottery systems and instant products revenue. The increase in lottery systems revenue is due to organic domestic growth partially offset by lower international terminal and software sales. Lottery revenue increases included a favorable foreign currency impact of $0.3 million and $6.4 million for the three and nine months ended September 30, 2018, respectively.
Social revenue increased for both comparable periods primarily due to continued growth in our Social gaming business, reflecting the ongoing popularity of 88 Fortunes®, Quick Hit® Slots, Bingo ShowdownTM and the success of more recent apps, such as the launch of the redesigned Jackpot Party app during the third quarter of 2018 and introduction of the MONOPOLY-themed casino app during the second quarter of 2018 featuring new innovative style of play characteristics that allow players to build their very own MONOPOLY themed worlds. MONOPOLY Slots not only connects social casino users with MONOPOLY branded content, but also with slot games based on Hasbro's extensive line of household favorites, including BATTLESHIP, CLUE, OUIJA, and YAHTZEE games.
Digital revenue increased primarily due to the impact of the NYX acquisition completed on January 5, 2018, which comprised $46.5 million and $146.3 million in revenue for the three and nine months ended September 30, 2018, respectively.
Operating expenses

	Three Months Ended September 30,		Variance		Nine Months Ended September 30,		Variance
($ in millions)	2018	2017	2018 vs. 2017		2018	2017	2018 vs. 2017
Operating expenses:
Cost of services	$124.4	$105.5	$18.9	18%	$370.5	$307.7	$62.8	20%
Cost of product sales	109.9	116.9	(7.0)	(6)%	335.4	332.2	3.2	1%
Cost of instant products	67.0	68.4	(1.4)	(2)%	208.0	209.8	(1.8)	(1)%
SG&A	169.7	158.8	10.9	7%	515.2	445.4	69.8	16%
R&D	49.5	47.8	1.7	4%	152.5	138.3	14.2	10%
D&A	166.3	173.1	(6.8)	(4)%	527.1	513.2	13.9	3%
Restructuring and other	338.7	7.8	330.9	nm	424.4	18.1	406.3	nm
Total operating expenses	$1,025.5	$678.3	$347.2	51%	$2,533.1	$1,964.7	$568.4	29%
Impact of NYX Acquisition
The NYX acquisition has contributed to an increase in Cost of services, SG&A, R&D and D&A for the comparable periods. The following table quantifies this impact on the related line items displayed above:

	Three Months Ended September 30, 2018			Nine Months Ended September 30, 2018
($ in millions)	Three Month Variance	NYX Impact	Remaining Variance	Nine Month Variance	NYX Impact	Remaining Variance
Operating expenses:
Cost of services	$18.9	$16.3	$2.6	$62.8	$49.9	$12.9
Cost of product sales	(7.0)	—	(7.0)	3.2	—	3.2
Cost of instant products	(1.4)	—	(1.4)	(1.8)	—	(1.8)
SG&A	10.9	14.7	(3.8)	69.8	45.0	24.8
R&D	1.7	8.2	(6.5)	14.2	24.1	(9.9)
D&A	(6.8)	13.0	(19.8)	13.9	39.2	(25.3)
Restructuring and other	330.9	4.2	326.7	406.3	13.4	392.9
Total operating expenses	$347.2	$56.4	$290.8	$568.4	$171.6	$396.8
The drivers of significant operating expense variances for the comparable periods exclusive of the NYX acquisition impact (see above) are described below.
Cost of revenue

Total cost of revenue for the nine-month comparable period increased primarily due to a $12.7 million higher Social business segment cost of services directly attributable to revenue growth, partially offset by $2.5 million in prior period jackpot expense for WAP jackpots currently recorded as a reduction to revenue reflected in the prior-year comparable period as a cost of services. The cost of product sales for the three-month comparable period is reflective of the Gaming business segment mix of gaming machine sales during the period.
SG&A
SG&A for the nine-month current year period is primarily reflective of higher stock-based compensation attributable to an $11.1 million incremental expense related to acceleration and cancellation of equity awards associated with executive changes, higher legal professional fees and higher marketing expense associated with our Social business.
R&D
The decrease in R&D for both comparable periods was primarily due to lower Gaming business segment R&D spending for certain projects and more efficient business operations.
D&A
The decrease in D&A for both comparable periods was primarily due to certain Gaming segment acquired intangible assets becoming fully depreciated during 2017. The nine-month comparable period is reflective of a $19.0 million impairment charge recorded during the first quarter of 2018 related to recording our assets held for sale to their expected net sales price (see Note 7).
Restructuring and other
Both comparable periods are impacted by the following items reflected in the current year three- and nine-month periods, respectively: (1) $309.6 million and $335.6 million in charges related to legal matters (see Note 15); (2) $8.4 million and $26.4 million contingent consideration remeasurement charges (see Note 12); and (3) $10.9 million and $31.8 million in employee severance. See Note 4 "Restructuring and Other" for further information.
Other Factors Affecting Net Loss Comparability

	Three Months Ended September 30,		Nine Months Ended September 30,		Factors Affecting Net Loss
(in millions)	2018	2017	2018	2017	2018 vs. 2017
Interest expense	$(147.4)	$(148.9)	$(448.3)	$(459.5)
Lower interest costs primarily resulting from 2017 and 2018 refinancing transactions, partially offset by higher outstanding debt principal balances (further discussed in “Liquidity, Capital Resources and Working Capital” and Note 11).

Loss on debt financing transactions	—	(8.4)	(93.2)	(38.1)
Loss on debt financing transactions from our refinancing transactions consummated during the 2018 first quarter, inclusive of a $110.3 million premium charge associated with the redemption of the 2022 Secured Notes (see Note 11).

(Loss) gain on remeasurement of debt	(4.0)	—	29.4	—
The nine-month period gain is attributable to remeasurement of the 2026 Secured Euro Notes and 2026 Unsecured Euro Notes and reflective of weakening of the Euro vs. the U.S. dollar since the issuance of these notes (1.24 exchange rate at issuance vs. 1.18 as of September 30, 2018).

Income tax benefit (expense)	0.4	4.2	(5.8)	(18.9)	The reduction is primarily due to the overall mix of income in our foreign jurisdictions.

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

Current Year Update

We expect to continue to face pricing pressure in our Gaming business segment. We anticipate that demand for our gaming systems products and services will remain at a constant level due to several Canadian contracts and related new system implementations anticipated to continue for the remainder of 2018 and into 2019; however, timing can fluctuate based on timing of installations of the solutions. We believe we have begun to stabilize the erosion in the installed base of WAP, premium and daily-fee Participation gaming machines. In 2017, we demonstrated a significant breadth and depth of innovative new products that we launched during 2018 to support our target of growing the overall category. These products were headlined by three JAMES BONDTM themed games showcased on our new Gamefield 2.0TM, TwinStar J43TM iReels, and Twinstar® V75 cabinets, which have provided positive results since their launch during the past two quarters. We are also expecting to deploy the Twinstar Wave XL as an addition to our Gaming Operations platform in early 2019.

During the second quarter of 2018, we signed a new seven-year agreement with Ladbrokes Coral Group to continue to supply terminals, content and related services, which represents a significant portion of our U.K. LBO server-based gaming business.

In May 2018, the U.K. government approved the reduction of fixed-odds betting terminals maximum stakes limit from £100 to £2, which is expected to be effective October 2019.

Results of Operations and Key Performance Indicators for Gaming

	Three Months Ended September 30,		Variance		Nine Months Ended September 30,		Variance
($ in millions)	2018	2017	2018 vs. 2017		2018	2017	2018 vs. 2017
Total revenue	$447.9	$454.6	$(6.7)	(1)%	$1,361.6	$1,351.8	$9.8	1%
Total operating expenses	344.9	369.4	(24.5)	(7)%	1,078.4	1,103.2	(24.8)	(2)%
AEBITDA	232.5	221.2	11.3	5%	686.3	657.8	28.5	4%

Three and Nine Months Ended September 30, 2018 Compared to Three and Nine Months Ended September 30, 2017
Revenue

	Three Months Ended September 30,		Variance		Nine Months Ended September 30,		Variance
($ in millions)	2018	2017	2018 vs. 2017		2018	2017	2018 vs. 2017
Revenue:
Gaming operations	$159.2	$176.0	$(16.8)	(10)%	$480.5	$526.8	$(46.3)	(9)%
Gaming machine sales	167.2	163.1	4.1	3%	479.6	482.6	(3.0)	(1)%
Gaming systems	69.7	62.0	7.7	12%	229.0	190.6	38.4	20%
Table products	51.8	53.5	(1.7)	(3)%	172.5	151.8	20.7	14%
Total revenue	$447.9	$454.6	$(6.7)	(1)%	$1,361.6	$1,351.8	$9.8	1%

F/X impact on revenue	$0.2	$2.2			$13.1	$(7.8)

KPIs:
WAP, premium and daily-fee Participation units:
Installed base at period end	19,117	21,061	(1,944)	(9)%	19,117	21,061	(1,944)	(9)%
Average daily revenue per unit (exclusive of WAP jackpot expense)	$50.52	$51.59	$(1.07)	(2)%	$50.28	$51.70	$(1.42)	(3)%

Other Participation and leased units:
Installed base at period end	48,143	48,633	(490)	(1)%	48,143	48,633	(490)	(1)%
Average daily revenue per unit	$13.18	$14.64	$(1.46)	(10)%	$13.93	$14.85	$(0.92)	(6)%

Gaming machine unit sales:
U.S. and Canadian new unit shipments	5,038	4,662	376	8%	15,454	14,891	563	4%
International new unit shipments	2,625	2,940	(315)	(11)%	7,318	8,848	(1,530)	(17)%
Total new unit shipments	7,663	7,602	61	1%	22,772	23,739	(967)	(4)%
Average sales price per new unit	$18,199	$17,643	$556	3%	$17,874	$17,391	$483	3%

Gaming Operations
Gaming operations revenue decreased for the three-month comparable period primarily due to: (1) $4.5 million in jackpot charge for our WAP services recorded as a reduction to revenue as a result of ASC 606 adoption; (2) a 1,944-unit decrease in the ending installed base of WAP, premium and daily-fee Participation gaming machines; (3) a 490-unit decrease in the ending other installed base for Other Participation and leased units; and (4) a decrease in the average daily revenue per WAP, premium and daily-fee Participation units and Other Participation and leased units revenue.
Gaming operations revenue decreased for the nine-month comparable period primarily due to: (1) $15.4 million in jackpot expense for our WAP services recorded as a reduction to revenue as a result of ASC 606 adoption; (2) a 1,944-unit decrease in the ending installed base of WAP, premium and daily-fee Participation gaming machines; (3) a 490-unit decrease in the ending other installed base for Other Participation and leased units; and (4) a decrease in the average daily revenue per WAP, premium and daily-fee Participation units and Other Participation and leased units revenue.
The WAP, premium and daily-fee Participation units ending installed base decrease described above is reflective of a strategic long-term relationship entered into during the quarter that converted a number of units to sale in Oklahoma and also to a lesser degree the removal of 220 lower yielding Oregon VLT units. The installed base of Other Participation and leased units is reflective of the decline in install base driven by U.K. units and a decline in revenues-per-day driven by an increase in installed base of lower yielding Greece units.
Gaming Machine Sales

The Gaming machine unit sales increase for the three-month comparable period was primarily driven by sales resulting from our new strategic long-term relationship described above, which was partially offset by lower international new unit shipments resulting from fewer casino openings and expansions during the period. The decrease in gaming machine unit sales for the nine-month comparable period is primarily due to lower unit sales resulting from fewer casino openings and expansions during the first three quarters of 2018, which was partially offset by an increase in the average sales price per unit, reflecting a more favorable mix of gaming machines. The following table summarizes the change in Gaming machine unit sales:

	Three Months Ended September 30,		Variance		Nine Months Ended September 30,		Variance
	2018	2017	2018 vs. 2017		2018	2017	2018 vs. 2017
U.S. and Canadian unit shipments:
Replacement units	4,266	3,932	334	8%	12,397	10,844	1,553	14%
Casino opening and expansion units	772	730	42	6%	3,057	4,047	(990)	(24)%
Total unit shipments	5,038	4,662	376	8%	15,454	14,891	563	4%

International unit shipments:
Replacement units	2,414	2,910	(496)	(17)%	6,846	8,194	(1,348)	(16)%
Casino opening and expansion units	211	30	181	603%	472	654	(182)	(28)%
Total unit shipments	2,625	2,940	(315)	(11)%	7,318	8,848	(1,530)	(17)%
Gaming Systems
Gaming systems revenue increased for both comparable periods primarily due to increased hardware sales, driven by placements of the iVIEW 4 player-interface display units coupled with ongoing installations of new systems to casinos in the provinces of Alberta and Ontario.
Table Products

Table products revenue increased for the nine-month comparable period primarily due to increased Shuffler sales, coupled with the impact of the acquisition of Tech Art, which closed in January 2018.

Operating Expenses
The decrease in operating expenses for the three-month comparable period is due to lower D&A of $10.5 million as a result of certain acquired intangible assets becoming fully depreciated during 2017 coupled with $10.3 million lower R&D and SG&A combined, primarily due to more efficient business operations and lower cost of revenue of $7.2 million correlated with the revenue decrease. The total operating expenses for the nine-month comparable period are relatively flat, with the current year period reflective of a $19.0 million impairment charge recorded during the first quarter of 2018 related to assets held for sale (see Note 7).
AEBITDA
AEBITDA for both the three and nine-month comparable periods increased primarily as a result of a more profitable revenue mix, primarily driven by Gaming system sales which carry higher margins coupled with more efficient business processes. These factors combined to drive a 3.3 percentage points and 1.7 percentage points improvement in AEBITDA as a percentage of revenue ("AEBITDA margin") for the three and nine months comparable periods, respectively.

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
Current Year Update
We believe we will continue to face intense price-based competition in our Lottery business in 2018. In the near term, we also expect to see an increase in the number of jurisdictions that seek to privatize or outsource lottery operations and to face strong competition from both traditional and new competitors with respect to these opportunities. In addition, we anticipate that lottery RFPs, specifically those for private management agreements and certain of our international customers, could increasingly include terms that expose us to increased risk, such as requiring the guarantee of specific income thresholds or significant upfront payments. During the third quarter of 2018, we successfully launched Kansas Lottery's new lottery system and launched the pilot program for SCiQ® (our intelligent instant game ecosystem technology that provides inventory control, security, speed-of service, merchandising and simplified accounting functions for retailers) with major retailers in nine states.

Results of Operations and Key Performance Indicators for Lottery

	Three Months Ended September 30,		Variance		Nine Months Ended September 30,		Variance
($ in millions)	2018	2017	2018 vs. 2017		2018	2017	2018 vs. 2017
Total revenue	$206.8	$202.9	$3.9	2%	$615.6	$594.3	$21.3	4%
Total operating expenses	146.0	140.5	5.5	4%	421.3	405.5	15.8	4%
AEBITDA	92.3	89.2	3.1	3%	285.8	270.1	15.7	6%

Three and Nine Months Ended September 30, 2018 Compared to Three and Nine Months Ended September 30, 2017

Revenue

	Three Months Ended September 30,		Variance		Nine Months Ended September 30,		Variance
($ in millions)	2018	2017	2018 vs. 2017		2018	2017	2018 vs. 2017
Revenue:
Instant products	$142.0	$142.7	$(0.7)	—	$442.3	$435.7	$6.6	2%
Lottery systems	64.8	60.2	4.6	8%	173.3	158.6	14.7	9%
Total revenue	$206.8	$202.9	$3.9	2%	$615.6	$594.3	$21.3	4%

F/X impact on revenue	$0.3	$(0.1)			$6.4	$(4.3)

KPIs:
Change in retail sales of U.S. lottery instant products customers(1)(2)	4.4%	6.4%	(2.0)pp	nm	4.7%	4.6%	0.1pp	nm

Change in retail sales of U.S. lottery systems contract customers(1)(3)	(5.6)%	5.8%	(11.4)pp	nm	(2.8)%	(3.2)%	0.4pp	nm

Change in Italy retail sales of instant products(1)	(0.9)%	4.8%	(5.7)pp	nm	1.5%	2.7%	(1.2)pp	nm
nm = not meaningful.
pp = percentage points.
(1) Information provided by third-party lottery operators.

(2) U.S. instant products customers' retail sales include only sales of instant products.
(3) U.S. lottery systems customers' retail sales primarily include sales of draw games, keno and instant products validated by the relevant system.
Organic domestic growth in lottery systems drove the comparable three-month revenue increase. Primary factors driving the nine-month comparable period revenue increase were a $14.7 million increase in lottery systems revenue, driven by organic domestic growth partially offset by lower international terminal and software sales, and a $6.6 million increase in instant product revenue, driven by higher revenue in domestic Participation contracts.
Operating Expenses
Operating expenses for both comparable periods increased primarily due to higher D&A associated with certain licensing arrangements. Additionally, the increase in operating expenses for the nine-month comparable period is primarily due to higher cost of revenues correlated with the revenue growth coupled with higher SG&A as a result of higher compensation and professional services.
AEBITDA
AEBITDA for both comparable periods increased primarily due to higher overall revenue (described above) and more profitable business mix, partially offset by a related increase in cost of revenue and higher SG&A expense, collectively driving a 0.7 percentage points and 1.0 percentage points improvement in AEBITDA margin for the three and nine months comparable periods, respectively.
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
Current Year Update
We continue to pursue our multi-product strategy in our Social gaming business. In the second quarter of 2018, we launched a MONOPOLY themed casino app, which features a new innovative style of play. During the third quarter of 2018, we launched a redesigned Jackpot Party app, completely refreshing the play features.

Results of Operations and Key Performance Indicators for Social

	Three Months Ended September 30,		Variance		Nine Months Ended September 30,		Variance
($ in millions)	2018	2017(1)	2018 vs. 2017		2018	2017(1)	2018 vs. 2017
Total revenue	$105.1	$95.1	$10.0	11%	$302.2	$266.4	$35.8	13%
Operating expenses	90.5	82.9	7.6	9%	269.3	223.2	46.1	21%
AEBITDA	27.0	20.1	6.9	34%	78.4	59.9	18.5	31%
(1) Business segment information has been recast to reflect current segments - see Note 3.

Three and Nine Months Ended September 30, 2018 Compared to Three and Nine Months Ended September 30, 2017

Revenue

	Three Months Ended September 30,		Variance		Nine Months Ended September 30,		Variance
($ in millions)	2018	2017(1)	2018 vs. 2017		2018	2017(1)	2018 vs. 2017
Revenue:
Social gaming	$105.1	$95.1	$10.0	11%	$302.2	$266.4	$35.8	13%

KPIs:
Social gaming:
Mobile Penetration(2)	79%	72%	7pp	nm	77%	71%	6pp	nm
Average MAU(3)	8.4	7.9	0.5	6%	8.2	7.7	0.5	6%
Average DAU(4)	2.7	2.5	0.2	8%	2.5	2.5	-	-
ARPDAU(5)	$0.43	$0.42	$0.01	2%	$0.44	$0.40	$0.04	10%
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

The increase in Social revenue for both comparable periods is primarily attributable to the ongoing popularity of our
Bingo Showdown game and the success of the recently launched MONOPOLY themed casino app.
Operating Expenses
Operating expenses for both comparable periods increased primarily due to higher cost of revenue correlated with the revenue growth coupled with higher SG&A as a result of higher marketing costs associated with supporting newer apps such as Bingo Showdown, MONOPOLY and the recently launched redesigned Jackpot Party. SG&A expense for the three-month period was offset by lower incentive compensation. Operating expenses for both comparable periods were impacted by $8.4 million and $18.0 million contingent consideration remeasurement charges recorded during the first quarter of 2018 and the third quarter of 2018, respectively (see Note 12).
AEBITDA
AEBITDA for both comparable periods increased primarily due to continued rapid growth in revenue (as described above) and improved operating leverage, partially offset by higher SG&A as described above. AEBITDA margin for the three and nine months comparable periods improved by 4.6 percentage points and 3.5 percentage points, respectively.

DIGITAL

Our Digital segment provides a comprehensive suite of digital gaming and sports betting solutions and services, including digital RMG and sports betting solutions, distribution platforms, content, products and services. A portion of our Digital revenue consists of professional services related to highly customizable software design, development, licensing, maintenance and support services, which are derived from a comprehensive suite of technology solutions. These technology solutions allow our customers to operate sports books, which can offer sport (or non-sport) events and betting markets across both fixed-odds and pari-mutuel betting styles. We also provide the Open Platform System (OPS) which offers a wide range of reporting and administrative functions and tools providing operators full control over all areas of digital gaming operations. Additionally, we derive revenue from our content aggregation platforms, including Open Gaming System (OGS), remote gaming servers, SG Universe platform and various other platforms, which can deliver a wide spectrum of internally developed and branded casino-style games and popular third-party provider casino-style games to gaming operators. Generally, we host the play of our game content on our centrally-located servers that are integrated with the online casino operators' websites.

Current Year Update

On May 14, 2018 the Supreme Court of the United States overturned the Professional and Amateur Sports Protection Act (PASPA), a decision that opens up a path to legalization of sports betting across the country. Following this ruling, New Jersey, Pennsylvania, Mississippi, and Delaware legalized sports betting with a number of states being in the process of establishing their regulations. We believe we are well-positioned for future growth in the digital gaming industry due to our game content, platform technology, and distribution capabilities, which provide comprehensive solutions for our customers. With established brand-name customers already using our products and services powered by the integrated content and technology, our platform is capable of further deployment with large operators and technology providers and the expansion into new jurisdictions, including the U.S. sports book market as it becomes regulated more broadly.

During the third quarter of 2018, we successfully launched our gaming content across 12 new client sites and signed 8 new customers. We launched a full suite of content with the Hard Rock New Jersey and launched sports betting with Caesars' Horseshoe Tunica Hotel & Casino and Harrah's Gulf Coast Hotel & Casino in Mississippi, which now allows legalized in-person sports wagering following the PASPA decision. We also signed a multi-year contract with Kindred to provide OPS and OGS in New Jersey. We believe that our revenue pipeline remains strong.

In November 2018, we acquired Don Best (see Note 1), which will allow us to broaden our portfolio of U.S. sports betting industry services.

Results of Operations for Digital

	Three Months Ended September 30,		Variance		Nine Months Ended September 30,		Variance
($ in millions)	2018	2017(1)	2018 vs. 2017		2018	2017(1)	2018 vs. 2017
Total revenue	$61.2	$16.3	$44.9	275%	$198.1	$48.1	$150.0	312%
Operating expenses	70.0	15.6	54.4	349%	219.4	42.4	177.0	417%
AEBITDA	11.9	3.1	8.8	284%	42.3	10.9	31.4	288%
(1) Business segment information has been recast to reflect current segments - see Note 3.

Three and Nine Months Ended September 30, 2018 Compared to Three and Nine Months Ended September 30, 2017

Revenue

	Three Months Ended September 30,		Variance		Nine Months Ended September 30,		Variance
($ in millions)	2018	2017(1)	2018 vs. 2017		2018	2017(1)	2018 vs. 2017
Revenue:
Sports and platform	$20.8	$—	$20.8	nm	$67.2	$—	$67.2	nm
Gaming and other	40.4	16.3	24.1	148%	130.9	48.1	82.8	172%
Total revenue	$61.2	$16.3	$44.9	275%	$198.1	$48.1	$150.0	312%
(1) Business segment information has been recast to reflect current segments - see Note 3.
nm = not meaningful.

The increase in revenue is primarily attributable to the NYX acquisition, which contributed $46.5 million and $146.3 million in revenue for the three- and nine-months ended September 30, 2018, respectively.

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

Revenue Recognition

As described in Note 1, on January 1, 2018, we adopted ASC 606 using the modified retrospective method, which was applied to customer contracts that were not completed as of January 1, 2018. Our revenue recognition policies described fully in Note 2 require us to make significant judgments and estimates. The guidance in ASC 606 requires that we apply judgments or estimates to determine the performance obligations, the stand-alone selling prices of our performance obligations to customers, and the timing of transfer of control of the respective performance obligations. The evaluation of each of these criteria in light of contract specific facts and circumstances is inherently judgmental, but certain judgments could significantly affect the timing or amount of revenue recognized if we were to reach a different conclusion than we have. The critical judgments we are required to make in our assessment of contracts with customers that could significantly affect the timing or amount of revenue recognized are:

•
Contracts with Multiple Promised Goods and Services - because we enter into contracts with customers that involve promises to transfer multiple products and services, the determination of the distinct performance obligations in contracts with multiple promises requires significant judgment. Our total gaming systems, lottery systems and digital revenue that often contain multiple promised goods and services was $353.5 million for the nine months ended September 30, 2018, or approximately 14 percent of consolidated revenue, a portion of which would not be recognized if we had reached a different conclusion.

•
Determination of stand-alone selling prices - the guidance in ASC 606 requires that we determine the stand-alone selling price for our goods and services as a basis for allocating the transaction price to the identified distinct performance obligations in our contracts with customers. Because we often bundle the selling price for multiple promised goods or services or we may license systems for which the solutions we provide are highly customized and therefore the prices we charge are either uncertain, highly variable, or both, the determination of a stand-alone selling price or the relative range requires significant judgment. Our total gaming systems, lottery systems and digital revenue that could be subject to this judgment and thus allocated to distinct performance obligations differently was a portion of $353.5 million for the nine months ended September 30, 2018, or approximately 14 percent of consolidated revenue.

•
Transfer of control in Lottery POS contracts - the guidance in ASC 606 requires that we recognize revenue when or as control over a performance obligation transfers to a customer. In instant products contracts under POS terms, instant products are delivered to lottery customers but we retain the risk of such inventory until retail sales of such tickets takes place. Because those shipments are to a lottery-controlled warehouse and we do not have the ability to direct the use of such instant products subsequent to this delivery, we have determined that control transfers upon delivery. This conclusion requires the use of judgment. If we concluded that control transferred upon retail sales when the end customer obtained control over the instant tickets, revenue would be decreased by $7.1 million for the nine months ended September 30, 2018.

Goodwill

A substantial portion of our legacy U.K. Gaming reporting unit revenue is concentrated with Ladbrokes Coral Group, which operates LBOs in the U.K. In October 2017, the U.K. government published its consultation on the review of stakes and prizes for all gaming terminals in the U.K. gaming sector recommending a reduction in stakes on certain gaming machines. In May 2018, the U.K. government published its decision concluding that fixed-odds betting terminals maximum stakes limit should be reduced from £100 to £2, which is expected to be effective October 2019.
Based upon our current projections and analysis and assuming the recommended changes to stakes limits are effective in the second half of 2019, we do not believe that it is more likely than not that the fair value of our legacy U.K. Gaming reporting unit is less than its carrying amount. This analysis includes significant uncertainty and incorporates highly subjective projections as to the ultimate impact of the regulatory change on our customers and our U.K. gaming business. Although we have currently concluded that it is not more likely than not that the fair value of our legacy U.K. Gaming reporting unit is less than its carrying amount, adverse changes in projected revenue, profit margin or capital expenditures, or changes in weightings between the income approach and market approaches we have historically applied could change this conclusion and lead to future impairments, which could be material. As of September 30, 2018, our legacy U.K Gaming reporting unit carrying amount of goodwill was $181.2 million.

LIQUIDITY, CAPITAL RESOURCES AND WORKING CAPITAL
Sources of Liquidity
As of September 30, 2018, our principal sources of liquidity, other than cash flows provided by operating activities, were cash and cash equivalents and amounts available under our revolving credit facility discussed below under "Credit Agreement and Other Debt."
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
On October 18, 2018, we entered into a lender joinder agreement to the credit agreement with an additional revolving commitment lender. Pursuant to the joinder agreement, the amount of the revolving credit facility under the credit agreement was increased by $50.0 million through October 18, 2020. As a result, the amount of the revolving credit facility as of October 18, 2018 was $495.7 million until it matures on October 18, 2020.

Cash and Available Revolver Capacity

	As of
($ in millions)	September 30, 2018	December 31, 2017
Cash and cash equivalents	$113.5	$788.8
Revolver capacity	620.2	596.2
Revolver capacity drawn or committed to letters of credit	(70.4)	(375.6)
Total	$663.3	$1,009.4
The amount of our available cash and cash equivalents fluctuates principally based on borrowings or repayments under our credit facilities, investments, acquisitions and changes in our working capital position. The borrowing capacity under our revolving credit facility will depend on the amount of outstanding borrowings and letters of credit issued and on us remaining in compliance with the covenants under our credit agreement, including a maintenance covenant based on consolidated net first lien leverage. We were in compliance with the covenants under our credit agreement as of September 30, 2018.

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
Total cash held by our foreign subsidiaries was $82.6 million as of September 30, 2018.
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
In addition, Lottery customers in the U.S. generally require service providers to provide performance bonds in connection with the relevant contract. As of September 30, 2018, our outstanding performance bonds totaled $232.6 million. Our ability to obtain performance bonds on commercially reasonable terms is subject to our financial condition and to prevailing market conditions, which may be impacted by economic and political events. Although we have not experienced difficulty in obtaining such bonds to date, we cannot assure that we will continue to be able to obtain performance bonds on commercially reasonable terms, or at all. For additional information regarding our surety or performance bonds in connection with our contracts, see Item 1A "Risk Factors" in our 2017 10-K.

During the second quarter of 2018, we made our second pro-rata concession funding payment to LNS of $74.3 million (€60.0 million) related to extension of the concession for a period of up to nine years.

Subsequent to September 30, 2018 and as described in Note 7, we sold certain of our properties held for sale for net cash proceeds of approximately $40.0 million. In November 2018, we acquired Don Best for $26.5 million in cash, with the potential for additional contingent consideration, all of which was funded through a portion of the proceeds from the sale of properties described above. Additionally, as described in Note 15, on August 7, 2018, the jury returned a verdict for the plaintiffs in the Shuffle Tech Matter. The jury awarded plaintiffs $105.0 million in compensatory damages, which is subject to trebling, as well as attorneys' fees and costs. We have sought review in the trial court of both the finding of liability and the damages award, and, if necessary, will also do so on appeal. The Shuffle Tech Matter verdict did not result in any cash outflow with the verdict being subject to post-trial motions and appeal. However, any payments that the defendants may be required to make to plaintiffs may be funded through a combination of our operating cash flows and available revolver capacity.
Nine Months Ended September 30, 2018 Compared to Nine Months Ended September 30, 2017

Cash Flow Summary

	Nine Months Ended September 30,		Variance
($ in millions)	2018	2017	2018 vs. 2017
Net cash provided by operating activities	$355.9	$389.0	$(33.1)
Net cash used in investing activities	(618.8)	(237.9)	(380.9)
Net cash used in financing activities	(402.9)	(73.1)	(329.8)
Effect of exchange rates on cash, cash equivalents and restricted cash	(2.5)	4.8	(7.3)
(Decrease) increase in cash, cash equivalents and restricted cash	$(668.3)	$82.8	$(751.1)
Cash flows from operating activities

	Nine Months Ended September 30,		Variance
($ in millions)	2018	2017	2018 vs. 2017
Net loss	$(559.2)	$(199.2)	$(360.0)
Adjustments to reconcile net loss to cash flows from operations	678.0	589.4	88.6
Changes in working capital accounts	236.9	(6.0)	242.9
Changes in deferred income taxes and other	0.2	4.8	(4.6)

Net cash provided by operating activities for the nine months ended September 30, 2018 decreased primarily due to unfavorable changes in working capital accounts (exclusive of accruals for legal matters) and is reflective of higher NYX acquisition related payments, coupled with higher Restructuring and other charges during the first nine months of 2018. The changes in our working capital accounts during the nine months ended September 30, 2018 were primarily driven by the following:

•	$213.7 million increase in accounts payable and accrued liabilities, which is reflective of a $334.6 million increase in legal reserve associated with the Shuffle Tech Matter;

•	$89.6 million decrease in accounts and notes receivables due to strong collections during the nine-month period primarily driven by our Gaming and Lottery business segments; partially offset by

•	$66.4 million net increase in contract assets and other current assets and liabilities, inclusive of an impact of ASC 606 adoption.
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
Cash flows from financing activities
Net cash used in financing activities increased primarily due to repayment of assumed NYX debt of $288.2 million, higher revolving credit facility payments, and higher net redemptions of common stock under stock-based compensation plans, partially offset by higher proceeds associated with the refinancing activities.
Credit Agreement and Other Debt
For additional information regarding our credit agreement and other debt, interest rate risk and interest rate hedging instruments, see Notes 16 and 17 and Item 7A "Quantitative and Qualitative Disclosures About Market Risk" in our 2017 10-K, as well as Note 11 in this Quarterly Report on Form 10-Q.
Off-Balance Sheet Arrangements
As of September 30, 2018, we did not have any significant off-balance sheet arrangements.
Contractual Obligations
Other than: (i) completion of the NYX and Tech Art acquisitions described in Note 1, (ii) the February 2018 Refinancing described in Note 11, (iii) the second pro-rata concession funding payment to LNS of $74.3 million (€60.0 million) described in Note 10, (iv) Don Best acquisition described in Note 1, and (v) the $50.0 million increase in capacity of our existing revolving credit facility under the credit agreement described in Note 11, there have been no material changes to our contractual obligations disclosed under Item 7 "Management's Discussion and Analysis of Financial Condition and Results of Operations — Liquidity, Capital Resources and Working Capital — Contractual Obligations" in our 2017 10-K.
Item 3. Quantitative and Qualitative Disclosures about Market Risk
Market risk is the risk of loss arising from adverse changes in market rates and prices, such as interest rates, foreign exchange rates and commodity prices. The following are our primary exposures to market risks:

Interest Rate Risk

As of September 30, 2018, the face value of long term debt was $8,915.0 million, including $4,198.7 million of variable-rate obligations. Assuming a constant outstanding balance for our variable-rate long term debt, a hypothetical 1% change in interest rates would decrease/increase interest expense by approximately $42.0 million. All of our interest rate sensitive financial instruments are held for purposes other than trading purposes.

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

As of September 30, 2018, if these cross-currency interest rate swap agreements were ineffective, the fluctuations in the exchange rates between the Euro and the U.S. Dollar would impact the amount of U.S. Dollars that we would require to settle the Euro-denominated debt at maturity of these agreements. A hypothetical 10% change in the U.S. Dollar in comparison to the Euro exchange rate upon inception of the cross-currency interest rate swap would have increased/decreased our obligation to cash settle the exchanged principal portion in U.S. Dollars by approximately $46.0 million.

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

Fluctuations in the exchange rates between the Euro and the U.S. Dollar will impact the amount of U.S. Dollars that we will require to settle the 2026 Secured Euro Notes and 2026 Unsecured Euro Notes at maturity. A hypothetical 10% change in U.S. Dollar in comparison to the Euro as of September 30, 2018, would have increased/decreased our obligation to cash settle the principal portion of the 2026 Secured and Unsecured Euro Notes in U.S. Dollars by approximately $67.6 million.

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

In January 2018, we completed the NYX acquisition (see Note 1) and are in the process of integrating NYX and our internal controls over financial reporting. In conjunction with these integration activities, we are implementing an ERP system and continue to evaluate certain controls, some of which are likely to be revised. However, those changes in internal controls over financial reporting resulting from these implementation and integration activities have not, as of yet, been incorporated into our evaluation of the effectiveness of SGC’s internal control over financial reporting as they remain incomplete at this time.
Except as noted above, there were no changes in our internal control over financial reporting during the quarter ended September 30, 2018 that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

PART II.  OTHER INFORMATION
Item 1. Legal Proceedings

For a description of our legal proceedings, see Note 15 in this Quarterly Report on Form 10-Q and Note 22 in our 2017 10-K.
Item 1A. Risk Factors
There have been no material changes in our risk factors from those disclosed under Item 1A "Risk Factors" included in our 2017 10-K.
Item 2. Unregistered Sales of Equity Securities and Use of Proceeds
There was no stock repurchase activity during the nine months ended September 30, 2018.

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

10.1	Separation and Consultancy Agreement, dated as of September 3, 2018, by and between Scientific Games Corporation and David W. Smail.*(†)

10.2	Employment Agreement, dated as of September 4, 2018, by and between Scientific Games Corporation and James Sottile.*(†)

31.1	Certification of the Chief Executive Officer of Scientific Games Corporation pursuant to Rule 13a-14(a), as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002. (†)

31.2	Certification of the Chief Financial Officer of Scientific Games Corporation pursuant to Rule 13a-14(a), as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002. (†)

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

SCIENTIFIC GAMES CORPORATION
(Registrant)

		By:	/s/ Michael A. Quartieri
		Name:	Michael A. Quartieri
		Title:	Executive Vice President, Chief Financial Officer, Treasurer and Corporate Secretary

		By:	/s/ Michael F. Winterscheidt
		Name:	Michael F. Winterscheidt
		Title:	Chief Accounting Officer
Dated:	November 8, 2018