Form 10-K
period 2018-12-31
SCIENTIFIC GAMES CORP
filed 2019-02-28
CIK 750004

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
WASHINGTON, D.C. 20549
FORM 10-K

☒ ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the fiscal year ended: December 31, 2018
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
Securities registered pursuant to Section 12(g) of the Act: None
Indicate by check mark if the registrant is a well-known seasoned issuer, as defined in Rule 405 of the Securities Act. Yes ☒   No ☐
Indicate by check mark if the registrant is not required to file reports pursuant to Section 13 or Section 15(d) of the Act. Yes ☐    No ☒
Indicate by check mark whether the registrant: (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. Yes ☒    No ☐
Indicate by check mark whether the registrant has submitted electronically and posted on its corporate Web site, if any, every Interactive Data File required to be submitted pursuant to Rule 405 of Regulation S-T (§ 232.405 of this chapter) during the preceding 12 months (or for such shorter period that the registrant was required to submit such files). Yes ☒    No ☐

Indicate by check mark if disclosure of delinquent filers pursuant to Item 405 of Regulation S-K is not contained herein, and will not be contained, to the best of the registrant’s knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K or any amendment to this Form 10-K. ☐
Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, a non-accelerated filer, or a smaller reporting company, or an emerging growth company. See the definitions of “large accelerated filer,” “accelerated filer,” “smaller reporting company” and “emerging growth company” in Rule 12b-2 of the Exchange Act.

Large accelerated filer ☒	Accelerated filer ☐

Non-accelerated filer ☐	Smaller reporting company ☐

Emerging growth company ☐
If an emerging growth company, indicate by check mark if the registrant has elected not to use the extended transition period for complying with any new or revised financial accounting standards provided pursuant to Section 13(a) of the Exchange Act.
Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Act). Yes ☐    No ☒
As of June 30, 2018, the market value of voting and non-voting common equity held by non-affiliates of the registrant was $2,708,470,025(1).
Common shares outstanding as of February 22, 2019 were 92,248,836.
         DOCUMENTS INCORPORATED BY REFERENCE
Portions of the registrant’s proxy statement relating to the 2019 annual meeting of stockholders are incorporated by reference in Part III. The proxy statement will be filed with the Securities and Exchange Commission no later than 120 days after the conclusion of the registrant’s fiscal year ended December 31, 2018.
________________________________________________________________________________________________________________________________

(1)	For this purpose only, “non-affiliates” excludes directors and executive officers.

Glossary of Terms
The following terms or acronyms used in this Form 10-K are defined below:
Term or Acronym	Definition
2018 Notes	8.125% senior subordinated notes due 2018 issued by SGC
2020 Notes	6.250% senior subordinated notes due 2020 issued by SGI
2021 Notes	6.625% senior subordinated notes due 2021 issued by SGI
2022 Secured Notes	7.000% senior secured notes due 2022 issued by SGI
2025 Secured Notes	5.000% senior secured notes due 2025 issued by SGI
2026 Secured Euro Notes	3.375% senior secured notes due 2026 issued by SGI
2026 Unsecured Euro Notes	5.500% senior unsecured notes due 2026 issued by SGI
AEBITDA
Adjusted EBITDA, our performance measure of profit or loss for our business segments (see Note 3). We have renamed our performance measure of profit or loss from Attributable EBITDA to Adjusted EBITDA, however such change had no impact on our definition or calculation of our performance measure of profit or loss.

ASC	Accounting Standards Codification
ASU	Accounting Standards Update
B2C	business to consumer model
Bally	Bally Technologies, Inc.
Coin-in	the amount wagered
CSG	Beijing CITIC Scientific Games Technology Co., Ltd.
CSP	Cooperative Services Program
D&A	depreciation, amortization and impairments (excluding goodwill)
Don Best	Don Best Sports Corporation and DBS Canada Corporation
ERP	enterprise resource planning
ESPP	employee stock purchase plan
ETS	electronic table system
Exchange Act	Securities Exchange Act of 1934, as amended
FASB	Financial Accounting Standards Board
GDPR	General Data Protection Regulation
GLB	Beijing Guard Libang Technology Co., Ltd.
Guarantor Subsidiaries	substantially all of SGC’s 100%-owned U.S. subsidiaries other than SGC’s 100%-owned U.S. Social gaming subsidiaries
Hellenic Lotteries	Hellenic Lotteries S.A.
Konami	Konami Digital Entertainment, Inc.
KPIs	Key Performance Indicators
LAP	local-area progressive
Lapis	Lapis Software Associates, LLC
LBO	licensed betting office
LNS	Lotterie Nazionali S.r.l.
Net win	Coin-in less payouts
Non-Guarantor Subsidiaries	SGC’s U.S. subsidiaries that are not Guarantor Subsidiaries and SGC’s foreign subsidiaries
Northstar Illinois	Northstar Lottery Group, LLC
Northstar New Jersey	Northstar New Jersey Lottery Group, LLC
Note	a note in the Notes to Consolidated Financial Statements in this Annual Report on Form 10-K, unless otherwise indicated
NOL	net operating loss
NYX	NYX Gaming Group Limited
NYX acquisition	the acquisition of 100% of the ordinary shares of NYX by SGC on January 5, 2018
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

PASPA	Professional and Amateur Sports Protection Act
PCS	post-contract customer support
PMA	private management agreement
POS	percentage of retail sales
PPU	price-per-unit
PTG	proprietary table games
R&D	research and development
RCN	Roberts Communications Network, LLC
RFP	request for proposal
RMG	real-money gaming
RSU	restricted stock unit
SEC	Securities and Exchange Commission
Secured Notes	refers to the 2022 Secured Notes, 2025 Secured Notes, and 2026 Secured Euro Notes, collectively
Securities Act	Securities Act of 1933, as amended
Senior Notes	the Secured Notes and the Unsecured Notes
SG&A	selling, general and administrative
SGC	Scientific Games Corporation
SGI	Scientific Games International, Inc., a wholly-owned subsidiary of SGC
Shufflers	various models of automatic card shufflers, deck checkers and roulette chip sorters
Subordinated Notes	refers to the 2020 Notes and 2021 Notes, collectively
Tech Art	Tech Art, Inc. and related entities
Unsecured Notes	10.000% senior unsecured notes due 2022 issued by SGI
U.S. GAAP	accounting principles generally accepted in the U.S.
U.S. jurisdictions	the 50 states in the U.S. plus the District of Columbia and Puerto Rico
VGT	video gaming terminal
VLT	video lottery terminal
WAP	wide-area progressive
WMS	WMS Industries, Inc.

Intellectual Property Rights

All ® notices signify marks registered in the United States. © 2019 Scientific Games Corporation. All Rights Reserved.

PART I
FORWARD-LOOKING STATEMENTS
Throughout this Annual Report on Form 10-K, we make “forward-looking statements” within the meaning of the U.S. Private Securities Litigation Reform Act of 1995. Forward-looking statements describe future expectations, plans, results or strategies and can often be identified by the use of terminology such as “may,” “will,” “estimate,” “intend,” “plan,” “continue,” “believe,” “expect,” “anticipate,” “target,” “should,” “could,” “potential,” “opportunity,” “goal” or similar terminology. The forward-looking statements contained in this Annual Report on Form 10-K are generally located in the material set forth under the headings “Business,” “Risk Factors” and “Management’s Discussion and Analysis of Financial Condition and Results of Operations” but may be found in other locations as well. These statements are based upon management’s current expectations, assumptions and estimates and are not guarantees of timing, future results or performance. Therefore, you should not rely on any of these forward-looking statements as predictions of future events. Actual results may differ materially from those contemplated in these statements due to a variety of risks and uncertainties and other factors, including, among other things:

•	competition;

•	U.S. and international economic and industry conditions;

•	slow growth of new gaming jurisdictions, slow addition of casinos in existing jurisdictions and declines in the replacement cycle of gaming machines;

•	ownership changes and consolidation in the gaming industry;

•	opposition to legalized gaming or the expansion thereof and potential restrictions on internet wagering;

•	inability to adapt to, and offer products that keep pace with, evolving technology, including any failure of our investment of significant resources in our R&D efforts;

•	inability to develop successful products and services and capitalize on trends and changes in our industries, including the expansion of internet and other forms of interactive gaming;

•
laws and government regulations, both foreign and domestic, including those relating to gaming, data privacy and security, including with respect to the collection, storage, use, transmission and protection of personal information and other consumer data, and environmental laws, and those laws and regulations that affect companies conducting business on the internet, including online gambling;

•
the continuing evolution of the scope of data privacy and security regulations, and our belief that the adoption of increasingly restrictive regulations in this area is likely within the U.S. and other jurisdictions;

•
significant opposition in some jurisdictions to interactive social gaming, including social casinos and how such opposition could lead these jurisdictions to adopt legislation or impose a regulatory framework to govern interactive social gaming or social casinos specifically, and how this could result in a prohibition on interactive social gaming or social casinos altogether, restrict our ability to advertise our games, or substantially increase our costs to comply with these regulations;

•	legislative interpretation and enforcement, regulatory perception and regulatory risks with respect to gaming, especially internet wagering, social gaming and sports wagering;

•	reliance on technological blocking systems;

•	expectations of shift to regulated online gaming or sports wagering;

•	expectations of growth in total consumer spending on social casino gaming;

•	dependence upon key providers in our Social gaming business;

•	inability to win, retain or renew, or unfavorable revisions of, existing contracts, and the inability to enter into new contracts;

•	protection of our intellectual property, inability to license third-party intellectual property and the intellectual property rights of others;

•	security and integrity of our products and systems;

•	reliance on or failures in information technology and other systems;

•	security breaches and cyber-attacks, challenges or disruptions relating to the implementation of a new global enterprise resource planning system;

•	failure to maintain adequate internal control over financial reporting;

•	natural events that disrupt our operations or those of our customers, suppliers or regulators;

•	inability to benefit from, and risks associated with, strategic equity investments and relationships;

•	failure to achieve the intended benefits of our acquisitions, including the NYX acquisition and the Don Best acquisition;

•	the ability to successfully integrate our acquisitions, including the NYX acquisition and the Don Best acquisition;

•
risks related to the possibility of an initial public offering of a minority interest in our social gaming business, including the possibility that the contemplated initial public offering will not be pursued or completed and that the anticipated benefits of the contemplated initial public offering are not realized or that we may not be able to utilize the proceeds of the contemplated initial public offering as expected;

•	incurrence of restructuring costs;

•	implementation of complex new accounting standards;

•	changes in estimates or judgments related to our impairment analysis of goodwill or other intangible assets;

•	changes in demand for our products;

•	fluctuations in our results due to seasonality and other factors;

•	dependence on suppliers and manufacturers;

•
risks relating to foreign operations, including anti-corruption laws, fluctuations in currency rates, restrictions on the payment of dividends from earnings, restrictions on the import of products and financial instability, including the potential impact to our business resulting from the considerable uncertainty around the U.K.’s withdrawal from the European Union (“EU”) and the possibility of the British parliament’s failure to approve the U.K.’s withdrawal from the EU, resulting in a “hard Brexit” or “no deal Brexit”, and the potential impact to our instant lottery product concession or VLT lease arrangements resulting from the economic and political conditions in Greece;

•
possibility that the renewal of LNS’ concession to operate the Italian instant games lottery is not finalized (including as the result of a protest or any right of appeal on a court ruling on a protest);

•	the impact of the new U.K. legislation approving the reduction of fixed-odds betting terminals maximum stakes limit;

•	changes in tax laws or tax rulings (including the comprehensive U.S. tax reform in 2017), or the examination of our tax positions;

•	difficulty predicting what impact, if any, the shutdown of the U.S. government or new tariffs imposed by and other trade actions taken by the U.S. and foreign jurisdictions could have on our business;

•	dependence on key employees;

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
Additional information regarding risks and uncertainties and other factors that could cause actual results to differ materially from those contemplated in forward-looking statements is included from time to time in our filings with the SEC, including under Part I, Item 1A “Risk Factors” in this Annual Report on Form 10-K. Forward-looking statements speak only as of the date they are made and, except for our ongoing obligations under the U.S. federal securities laws, we undertake no and expressly disclaim any obligation to publicly update any forward-looking statements whether as a result of new information, future events or otherwise.
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

ITEM 1.    BUSINESS
Unless otherwise specified or the context otherwise indicates, all references to the words "Scientific Games," "we," "us," "our" and the "Company" refer to SGC and its consolidated subsidiaries. Any references to "Notes" refer to the Notes to Consolidated Financial Statements contained in Part IV, Item 15 of this Annual Report on Form 10-K.
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
    We are a leading developer of technology-based products and services and associated content for the worldwide gaming, lottery, social and digital gaming industries. Our portfolio of revenue-generating activities primarily includes supplying gaming machines and game content, casino-management systems and table game products and services to licensed gaming entities; providing instant and draw-based lottery products, lottery systems and lottery content and services to lottery operators; providing social casino solutions to retail consumers and regulated gaming entities, as applicable; and providing a comprehensive suite of digital RMG and sports wagering solutions, distribution platforms, content, products and services. We also gain access to technologies and pursue global expansion through strategic acquisitions and equity investments. We report our results of operations in four business segments—Gaming, Lottery, Social and Digital—representing our different products and services. Additionally, starting with the second quarter of 2018, we changed our business segment measure of profit or loss from operating income (loss) to Attributable EBITDA, and starting with the fourth quarter of 2018, we will refer to such measure as Adjusted EBITDA, with no change in how we calculate the measure. See “Consolidated Results” below and Note 3 for additional business segment information.

Strategy
We strive to provide high quality products and services to our customers across all four of our business segments — Gaming, Lottery, Social and Digital.
To this end, we are focused on the following strategies:

•
Drive innovation — We place great emphasis on producing innovative and high-performing Gaming, Lottery, Social and Digital content, products and services that provide differentiated value to our customers. We seek to leverage our expansive content library and portfolio of proprietary and licensed intellectual property, and use our extensive player and customer research in order to bring innovation to our products, services and processes.

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

At the end of fiscal 2017, we reported our operations in three business segments (Gaming, Lottery and Interactive), representing our different products and services. See Notes 2 and 3 of this Annual Report on Form 10-K for additional business segment information, including the segment reporting change effective the first quarter of 2018 as a result of the NYX acquisition, the types of products and services from which our segments derive their revenues, certain financial information relating to our segments, including segment revenue, AEBITDA and total assets for the last three fiscal years, and certain financial information relating to our revenue derived from and assets located in the U.S. and other geographic areas for the last three fiscal years.

Gaming Segment
The gaming industry is characterized by the continuous development of new technologies, products and game content. Gaming products and services are used by a diverse group of gaming operators and U.S. and international lotteries which may offer VLTs and other forms of gaming, such as bingo and sports wagering.

Our products are installed in all of the major regulated U.S. gaming jurisdictions, and in approximately 179 international gaming jurisdictions. Growth of gaming in land-based venues is driven by the opening of new casinos in both new and existing jurisdictions and the expansion of existing casinos. In addition, the land-based gaming supply business is significantly impacted by the rate at which casinos and other gaming operators replace their gaming machines, which depends on a number of factors, including their capital budgets. Virtually all sectors of the gaming industry are impacted by changes in economic conditions that impact players’ disposable incomes.

A substantial portion of our U.K. gaming business benefits from a contract with the large U.K. bookmaker Ladbrokes Coral Group (a subsidiary of GVC Holdings PLC), which represents a significant portion of our U.K. LBO server-based gaming business.

Competition

The gaming machine sector is highly competitive and is characterized by the continuous introduction of new games, gaming machines and related technologies. We compete primarily with Ainsworth Game Technology, Aristocrat Leisure Ltd., (“Aristocrat”), Aruze Gaming America, Inc., Everi Games Inc. (formerly known as Multimedia Games, Inc. and a subsidiary of Everi Holdings Inc.), International Game Technology (“IGT”) (a subsidiary of International Game Technology PLC (the successor of Gtech S.p.A)), Inspired Entertainment Inc., Konami Digital Entertainment, Inc. (“Konami”), the Novomatic Group of Companies and PlayAGS, Inc. (“AGS”). Our principal direct competitor in our U.K. LBO business is Inspired Entertainment Inc.

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

With respect to our table products, we compete on the basis of the breadth of our Shuffler products and services and PTGs, product reliability, service, the strength of our intellectual property and our extensive sales, regulatory and distribution channels. Our automated Shufflers also compete against hand shuffling, which remains the most competitive shuffling option for casino card games around the world. Finally, since the need for our Shuffler products depends upon the casino’s use of live table games, our Shufflers also compete against any products that live table games compete against.

Competition for PTG content is based on player appeal, brand recognition, price and the strength of the underlying intellectual property. We compete on this basis, and on the strength of our extensive sales, service, marketing and distribution channels. We also compete with non-PTGs such as blackjack and baccarat, and several companies that primarily develop and license PTGs such as AGS, Galaxy Gaming, Inc. and Masque Publishing, Inc. Finally, some of our product lines may compete against each other for space on the casino floor.

Lottery Segment
There are approximately 180 lotteries throughout the world, operated by U.S. and international governmental authorities and their licensees. Governments typically authorize lotteries as a means of generating revenues without imposing additional taxes. Many jurisdictions have come to rely on the proceeds from lottery game sales as a significant source of funding for programs for which net lottery proceeds are designed to fund. Although there are many types of lottery games worldwide, the two principal categories of products offered are draw lottery games and instant lottery products. Currently, 44 U.S. jurisdictions offer instant product lotteries, and 46 U.S. jurisdictions offer draw lotteries. Lottery operations in international jurisdictions can vary widely depending on the number of new lotteries entering the market, the number of lottery licenses issued within each market and the discontinuance of lotteries and operating licenses.

An instant lottery product is typically played by removing a scratch-off protective coating from a preprinted ticket to reveal if it is a winner. Draw lottery games, such as POWERBALL® and MEGA MILLIONS®, are based on a random selection of a series of numbers, and prizes are generally based on the number of winners who share the prize pool, although set prizes are also offered. Draw lottery games are generally provided through a lottery system in which lottery terminals in retail outlets are continuously connected to a central computer system for the sale and validation of lottery games and related functions. A lottery system may also be used to activate, sell and validate instant lottery products to confirm that a ticket is a winner and prevent duplicate payments. In some jurisdictions, separate instant game validation systems may be installed.

Lotteries may offer a range of other games. In the U.S., some lotteries offer high frequency games such as keno, which is typically played every four to five minutes in restricted social settings, such as bars, and is usually offered as an extension of the lottery system.

The table below lists our more significant Lottery contracts as of December 31, 2018, representing approximately 33% of our Lottery revenue. Also included are instant or draw lottery game retail sales (as applicable), if publicly available, for each jurisdiction.

Lottery/Operator	Fiscal 2018 State Instant Game or Lottery Systems Retail Sales (in millions)	Type of Contract	Commencement Date of Current Contract	Expiration Date of Current Contract (before any exercise of remaining renewal options)(1)	Current Renewal Options Remaining
Florida	$4,652	Instant Products - Participation CSP	October 2008	March 2019	None
Georgia	$3,163	Instant Products - Participation CSP	September 2003	September 2025	None
Pennsylvania	$4,200	Lottery Systems	January 2009	June 2019	None
	$2,824	Instant Products - Participation CSP	August 2007	June 2019	None
Camelot Group plc (U.K.)	£2,452	Instant Products - Participation POS	November 2013	January 2023	None
LNS (Italy)	€9,250	Instant Products - PPU	October 2010	September 2028	None
(1) Our lottery contracts with U.S. state governmental authorities generally contain termination for convenience clauses, which may be exercised at the election of the state government.

Competition

The instant lottery products market segment is highly competitive and continues to be subject to intense price-based competition. Our principal instant products competitors in the U.S. are IGT and Pollard Banknote Limited. Internationally, a number of instant lottery product vendors compete with us including the competitors noted above and diversified printers in India, China and Latin America. Our principal competitors in the supply of lottery-related licensed games, promotional entertainment and loyalty or rewards programs are Alchemy3 LLC, ePrize LLC, IGT, Intralot S.A. and Pollard Banknote Limited.

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

Social Segment
The social casino market is characterized by games online, on mobile phones or on tablets that are social (non-wagering) and competitive, in known formats, and self-directed in pace and session length. Our Social business segment includes social (non-wagering) gaming where we generate substantially all of our revenue from the sale of virtual coins, chips or bingo cards, which players can use to play slot games, table games or bingo games. The games are primarily our WMS, Bally, Barcrest, and SHFL branded games. In addition, we also offer third-party branded games and original content. We provide the content directly to players of social games through our own B2C applications. Our Social games are available both via mobile (mobile phones, tablets) and web (desktop) platforms.

Competition

In our Social gaming business, we face significant competition in all aspects of our business. Specifically, we compete for the leisure time, attention and discretionary spending of our players with other social game developers on the basis of a number of factors, including quality of player experience, brand awareness and reputation and access to distribution channels. Our primary social casino game competitors include Product Madness/Big Fish Games (subsidiaries of Aristocrat), DoubleU Games/Double Down Interactive, GSN/Bash Gaming, Playtika (acquired by a group of investors led by Shanghai Giant Network Technology Co.), Zynga Inc., Huuuge Games and Playstudios. Our competitors in the broader social gaming market include Glu Mobile, Activision Blizzard, Electronic Arts, Kabam, Rovio and Tencent Holdings. On the broadest scale, we compete for the leisure time and attention of our players versus other forms of online entertainment, including social media, reading and other video games.

Digital Segment
In January 2018, we completed the NYX acquisition and formed the new Digital business segment. Our Digital business segment provides highly customizable software design, development, licensing, maintenance and support services from a comprehensive suite of technology solutions. Our interactive casino solutions allow interactive casino operators to utilize our distribution platform, including full gaming process support services, and brand and player management services, as well as SG Universe® services and RMG services through our remote gaming servers. Our sports betting services enable our customers to operate sports books, including betting markets across both fixed-odds and pari-mutuel betting styles, a distribution platform, full gaming process support services, and brand and player management.

On May 14, 2018, the Supreme Court of the U.S. overturned the PASPA, a decision that opened up a path to legalization of sports wagering across the country. Following this ruling, Delaware, Mississippi, New Jersey, New Mexico, Pennsylvania, Rhode Island, and West Virginia legalized sports wagering, and a number of states are in the process of establishing their regulations. We believe we are well-positioned for future growth in the digital gaming industry due to our game content, platform technology and distribution capabilities, which provide comprehensive solutions for our customers. With established brand-name customers already using our products and services powered by integrated content and technology, our platform is capable of further deployment with large operators and technology providers and the expansion into new jurisdictions, including the U.S. sports book market as it becomes regulated more broadly.

Competition

In our Digital gaming business, we compete for the discretionary spending of consumers with other digital gaming entertainment companies that offer real-money digital casino games and sports wagering services and/or platforms. Our primary real-money digital casino games competitors include IGT, Microgaming Software Systems Ltd., Net Entertainment and Playtech Limited. Our primary competitors in sports wagering platform solutions are IGT, Kambi and SBTech.

Research and Development

We believe our ability to attract new Gaming, Lottery, Social and Digital customers and retain existing customers depends in part on our ability to evolve and continue to develop our product line by continually developing differentiating products, hardware and systems technology and functionality to enhance player entertainment and customer profitability. We are also focused on expanding use of the internet, mobile phones and other interactive technologies to increase play. Our gaming machines are usually designed and programmed by our internal engineering staff and internal and external game development studios with the input and cooperation of our customers.

We have Gaming R&D personnel located in our Las Vegas and Chicago, Illinois facilities. A large portion of our Lottery R&D team is based in our Alpharetta, Georgia facilities. We have Social personnel located primarily in Cedar Falls, Iowa; Austin, Texas; Chattanooga,Tennessee; and Tel Aviv, Israel. We have Digital personnel based in the United Kingdom, Sweden, Greece and India. We also have game development studios in Las Vegas; Sydney, Australia; Manchester, England; and India (including Bangalore, Chennai and Pune), with additional R&D staff in other locations, including Reno, Nevada and Vienna, Austria.

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

The terms of our patents vary based on the type of patent and the date and jurisdiction of filing or grant. The term of U.S. design patents expires 15 years from the date of grant, and the term of utility patents generally expires 20 years from the date of filing of the first non-provisional patent application in a family of patents. The actual protection afforded by a patent depends upon the type of patent, the scope of its coverage and the availability of legal remedies in the applicable country. Certain technologies, which are material to our businesses, are the subject of patents issued and patent applications currently pending in the U.S. and certain other countries. Our Lottery business uses our patented and patent-pending technologies in the production, secure printing, validation and distribution of instant lottery products. Our Gaming, Social and Digital businesses use our patented and patent-pending technologies in games and associated platforms and systems. And under a patent cross-licensing agreement with IGT, we can offer games using patented game features from the patent portfolios of other members of IGT’s slot game features pool.

We market many of our products under trademarks and copyrights that provide product differentiation and recognition and promote our portfolio of product offerings. All of our games feature elements that are subject to copyright rights and protection. In addition, we generally obtain trademark protection and often seek to register trademarks for the names and designs under which we market and license our products and games. Protections for trademarks exist in many countries, including the U.S., for as long as the trademark is registered and/or used. Registrations are generally issued for fixed, but renewable terms, although trademark rights may exist whether or not a mark is registered and the duration of the registrations varies by country.

We believe that our use of both our own and third-party licensed brand names and related intellectual property contributes to the appeal and success of our products, and that our future ability to license, acquire or develop new brand names is important to our continued success. Therefore, we continue to invest in the recognition of our brands and brands that we license. Certain of our games are based on popular brands licensed from third parties, such as Hasbro International, Inc., Fremantle Media North America, CBS Studios Inc., Turner Entertainment Co., Warner Bros. Consumer Products Inc., Playboy Enterprises International, Inc., Paramount Pictures Corporation, Twentieth Century Fox Licensing and Merchandising, and Major League Baseball.

From time to time, we become aware of potential infringement of our intellectual property by competitors and other third parties and consider what action, if any, to take in that regard, including litigation where appropriate. We are also subject to threatened or actual intellectual property-related claims by third parties from time to time. For more information, see the risk factors captioned “Our business depends on the protection of our intellectual property and proprietary information”, “We rely on the ability to use the intellectual property rights of third parties”, and “The intellectual property rights of others may prevent us from developing new products and services, entering new markets or may expose us to liability or costly litigation” under the heading “Risk Factors” in Part I, Item 1A of this Annual Report on Form 10-K for additional information.

Production Processes, Sources and Availability of Components

We currently produce substantially all of our gaming machines through a mix of our manufacturing facilities and contracted parties. We have finishing lines in Las Vegas; Sydney; Barcelona, Spain; Midrand, South Africa; Buenos Aires, Argentina; and Manchester. These finishing lines allow for the completion and testing of our gaming machine assemblies from our facilities. We also refurbish used gaming machines primarily at our Las Vegas and Manchester facilities.

Manufacturing commitments are generally based on expected quarterly sales orders from customers. Due to uneven order flow from customers, component parts for gaming machines are purchased and assembled into partial products that are scheduled for just in time delivery to allow final assembly lead time to meet agreed customer delivery dates. Our gaming machine manufacturing processes generally consist of assembling component parts and sub-assemblies into a complete gaming machine. The level of completion and assembly varies by product platform and geographic region.

Shufflers are assembled in our Las Vegas facility and by third parties near Salzburg, Austria and Juarez, Mexico, which includes various levels of sub-assemblies with completion and testing at one of our finishing lines described above.

Hardware and component parts associated with our casino-management systems are purchased directly from the contract manufacturers and flow through our Las Vegas facilities with some assembly and testing. These parts do not require a significant amount of assembly and are used primarily in systems implementations, which take place at customer locations.

Our dedicated computer-controlled printing process is specifically designed to produce secure instant lottery products. We also have the capability to track instant products from the point of production through delivery to retailers. Instant products are delivered finished and ready for distribution by the lottery authority (or by us under certain contracts). An instant product that has been removed at any point in the distribution chain in an unauthorized manner can be flagged and invalidated in the event that it is used to claim winnings.

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

We place advance orders for certain gaming and lottery components with long lead times based on projected customer demand.

We believe we have an adequate supply of component parts and raw materials used in manufacturing our gaming machines, shufflers, casino-management systems and lottery terminals.

Seasonality

Our results of operations can fluctuate due to seasonal trends and other factors. Sales of our gaming machines to casinos are generally strongest in the spring and slowest in the summer, while revenue from our Participation gaming machines is generally highest in the spring and summer. Player activity for our Social business is generally slower in the second and third quarters of the year, particularly during the summer months. Player activity for our Digital business, specifically digital casino operations, is generally slower in the third quarter during the summer months and is generally higher in the fourth quarter. See the risk factor captioned “Our results of operations fluctuate due to seasonality and other factors, and, therefore, our periodic operating results are not guarantees of future performance” under the heading “Risk Factors” in Part I, Item 1A of this Annual Report on Form 10-K for additional information.

Employees

As of December 31, 2018, we employed approximately 9,700 persons worldwide, with approximately 4,700 employed domestically and 5,000 employed internationally.

Government Regulation

General

The gaming, lottery, social gaming and sports wagering industries are generally subject to extensive and evolving regulation. For the gaming and lottery industries, that customarily includes some form of licensing or regulatory screening of operators, suppliers, manufacturers and distributors and their applicable affiliates, their major shareholders, officers, directors and key employees. In addition, certain of our gaming products and technologies must be certified or approved in certain jurisdictions in which we operate. Regulators review many facets of an applicant or holder of a license, including its financial stability, integrity and business experience. Any failure to receive a license or the loss of a license that we currently hold could have a material adverse effect on us or on our results of operations, cash flow or financial condition. Our Social business is subject to a number of foreign and domestic laws and regulations that affect companies conducting business on the internet and over mobile networks, especially in relation to privacy and security. Furthermore, there is also significant opposition in some jurisdictions to interactive social gaming, including social casinos. For our Digital business, although some states are expanding the availability of gaming, there have also been various state and federal bills proposed recently in the U.S. to restrict or prohibit interactive gaming and lottery sales. Significant resources are being devoted to supporting these efforts. Although these efforts have generally not been successful, we cannot assure that laws restricting interactive gaming or lottery sales will not be passed at either the federal or state level.

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

We have developed and implemented a rigorous internal compliance program in an effort to ensure that we comply with legal requirements imposed in connection with our Gaming, Lottery, Social and Digital activities, and legal requirements generally applicable to all publicly traded companies. The compliance program is run on a day-to-day basis by our Chief

Compliance Officer with legal advice provided by attorneys in our legal and compliance departments and outside experts. The compliance program is overseen by the Compliance Committee of our Board of Directors, which is comprised of employee and non-employee directors and a non-employee gaming law expert. While we are firmly committed to full compliance with all applicable laws, we cannot assure that our compliance program will prevent the violation of one or more laws or regulations, or that a violation by us or an employee will not result in the imposition of a monetary fine or suspension or revocation of one or more of our licenses.

In the EU, various judgments by the Court of Justice of the European Union (“CJEU”) have addressed the approaches adopted by certain member states to restrict and/or regulate gaming. Topics addressed in those judgments include the ability of member states to grant, or to maintain, monopolies for gaming and lottery activities and the power of member states to limit access by gaming and/or lottery providers established elsewhere in the EU. Several cases on these subjects are currently pending in the CJEU. However, in December 2017, the European Commission dropped all enforcement actions related to gambling in an effort to change the way it enforces EU law, leaving compliance with EU laws to national courts. Notwithstanding this development, the European Commission adopted a decision in April 2018 requesting the European Committee for Standardization (a group of EU regulators and industry bodies) to draft a European standard on reporting in support of supervision of online gambling services.

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

We believe we hold all of the licenses and permits necessary to conduct our business. We are authorized to sell, lease or operate our gaming products and services in approximately 452 jurisdictions worldwide (including jurisdictions that do not require licensing), including approximately 179 international gaming jurisdictions.

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

To ensure the integrity of contract awards and lottery operations, most jurisdictions require detailed background disclosure on a continuous basis from, and conduct background investigations of, vendors and their officers, directors, subsidiaries, affiliates and principal stockholders. Background investigations of the vendors’ employees who will be directly responsible for the operation of lottery systems are also generally conducted and most states reserve the right to require the removal of employees who they deem to be unsuitable or whose presence they believe may adversely affect the operational security or integrity of the lottery. Certain jurisdictions also require extensive personal and financial disclosure and background checks from persons and entities that hold a specified percentage (typically five percent or more) of a vendor’s securities either legally, beneficially and/or through voting rights. The failure of such holders of our securities to submit to background checks and provide such disclosure could result in the imposition of penalties and could jeopardize the award of a lottery contract to us or provide grounds for termination of an existing lottery contract.

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

Social

Our Social business is subject to a number of foreign and domestic laws and regulations that affect companies operating online, including over the internet and mobile networks, many of which are still evolving and being interpreted. We are also subject to a number of federal, state, local and foreign laws and regulations governing data privacy and security, including with respect to the collection, storage, use, transmission and protection of personal information and other consumer data. The scope of data privacy and security regulations continues to evolve, and we believe that the adoption of increasingly restrictive regulations in this area is likely within the U.S. and other jurisdictions.

There is also significant opposition in some jurisdictions to interactive social gaming, including social casinos. Some states or countries have anti-gaming groups that specifically target social casino games. Such opposition could lead these jurisdictions to adopt legislation or impose a regulatory framework to govern interactive social gaming or social casinos specifically. These could result in a prohibition on interactive social gaming or social casinos altogether, restrict our ability to advertise our games, or substantially increase our costs to comply with these regulations.

We continue to devote significant attention to monitoring these developments. However, we cannot predict the timing, scope or terms of any state, federal or foreign regulations relating to our Social business.

Digital

In the U.S., the Unlawful Internet Gambling Enforcement Act of 2006 (“UIGEA”) prohibits among other things, the acceptance by a business of a wager by means of the internet where such wager is prohibited by any federal or state law where initiated, received or otherwise made. Under UIGEA severe criminal and civil sanctions may be imposed on the owners and operators of such systems and on financial institutions that process wagering transactions. The law contains a safe harbor for wagers placed within a single state (disregarding intermediate routing of the transmission) where the method of placing the bet and receiving the bet is authorized by that state’s law, provided the underlying regulations establish appropriate age and location verification.

Until 2011, there was uncertainty as to whether the Federal Wire Act of 1961 (the “Wire Act”) prohibited states from conducting intrastate lottery transactions via the internet if such transactions crossed state lines. In late 2011, the Office of Legal Counsel of the DOJ (the “OLC”) issued an opinion which concluded that the prohibitions of the Wire Act were limited to sports gambling and thus did not apply to state lotteries at all (the “2011 DOJ opinion”).

Following the issuance of the 2011 DOJ opinion, within the past few years, state-authorized internet casino gaming has been launched in Delaware and New Jersey, and state authorized online poker has been launched in Nevada. Online casinos are authorized in Pennsylvania, with the first launch expected to occur in early 2019. A number of other states have adopted or are considering adopting legislation to specifically authorize online poker, online gambling and sports wagering. On May 14, 2018 the Supreme Court of the U.S. overturned the PASPA, a decision that opened up a path to legalization of sports wagering across the country. Following this ruling, New Jersey, Pennsylvania, Mississippi, Delaware, West Virginia, Rhode Island and New Mexico legalized sports wagering, with some of those states permitting online sports wagering. Many other states are considering legislation that would permit legal sports wagering, both land based and online. Additionally, three state lotteries offer (and other lotteries are considering offering) internet instant game sales to in-state lottery customers, and a number of other states allow subscription sales of draw games over the internet. Pennsylvania’s recent gaming expansion bill, which authorized online casino and land based and online sports wagering, also authorized Pennsylvania’s lottery to distribute lottery products, including instant ticket games, through numerous channels including web applications, mobile applications, mobile web, tablets and social media.

In 2018, at the request of the Criminal Division, the OLC reconsidered the 2011 DOJ opinion’s conclusion that the Wire Act was limited to sports gambling. On January 14, 2019, the OLC published a legal opinion dated November 2, 2018 (the “2018 DOJ opinion”), which concluded that the 2011 DOJ opinion had incorrectly interpreted the Wire Act. In the 2018 DOJ opinion, the OLC concluded that the restrictions on the transmission in interstate or foreign commerce of bets and wagers in the Wire Act were not limited to sports gambling but instead applied to all bets and wagers. The OLC also found that the enactment of the UIGEA described above did not modify the scope of the Wire Act. The OLC acknowledged that its conclusion in the 2018 DOJ opinion, which was contrary to the 2011 DOJ opinion, will make it more likely that the executive branch’s view of the law will be tested in the courts. At this time, we are unable to determine whether the 2018 DOJ opinion will be upheld by the courts, or what impact it will have on us or our customers.

There have also been various state and federal bills proposed recently in the U.S. to restrict or prohibit interactive gaming and lottery sales, and significant resources are being devoted to supporting these efforts. Although these efforts have generally not been successful, we cannot assure that laws restricting interactive gaming or lottery sales will not be passed at either the federal or state level. For instance, in May 2015, the Minnesota legislature passed an amendment to the state’s lottery law prohibiting the sale of instant win lottery tickets over the internet. Furthermore, changes in the executive branches of government at the state and federal level could affect federal and state policies on gaming as well.

To varying degrees, a number of European governments have taken steps to change the regulation of internet wagering (also known as online gambling) through the implementation of new or revised licensing and taxation regimes, some of which include the imposition of sanctions on unlicensed providers. With the recent developments of the European Commission dropping enforcement actions related to gambling, these evolving rules and regulations may change quickly and dramatically. Countries outside Europe and the U.S. have also begun evaluating interactive gaming regulation and an increase in regulated markets outside of the U.S. and Europe is likely to continue. Some of our competitors may be more willing to provide internet wagering in countries where the relevant laws and regulations are unclear or not uniformly enforced, putting us at a competitive disadvantage if we do not provide services related to internet wagering in such countries.

We continue to devote significant attention to monitoring these developments. However, we cannot predict the timing, scope or terms of any state, federal or foreign regulations relating to interactive gaming and lottery sales.

Additional Information Regarding Government Regulations

We are subject to specific gaming requirements in the different jurisdictions in which we operate. For additional information, we have filed a summary of the gaming regulations that govern our businesses as an exhibit to this Annual Report on Form 10-K. See Exhibit 99.10 (Gaming Regulations). In addition, see “Risk Factors” in Part I, Item 1A of this Annual Report on Form 10-K for a discussion of risk factors related to gaming, lottery, RMG and sports betting regulations to which we may be subject.

Executive Officers of the Company

Certain information regarding each of our executive officers is set forth below.

Name	Age	Position
Barry L. Cottle	57	President and Chief Executive Officer
Michael A. Quartieri	50	Executive Vice President, Chief Financial Officer, Treasurer and Corporate Secretary
Michael F. Winterscheidt	48	Senior Vice President and Chief Accounting Officer
James Sottile	58	Executive Vice President and Chief Legal Officer
Patrick J. McHugh	54	Executive Vice President and Group Chief Executive, Lottery
Stephen E. Richardson	51	Senior Vice President, Chief Compliance Officer and Director of Corporate Security

Barry L. Cottle has served as President and Chief Executive Officer since June 2018. Mr. Cottle joined Scientific Games as Chief Executive, SG Interactive, in August 2015 to lead the strategy and growth plans of the Interactive group. Prior to joining SGC, Mr. Cottle served as Vice Chairman of Deluxe Entertainment while serving as Senior Vice President of Technology at MacAndrews & Forbes. Prior to that, he was Chief Revenue Officer and Executive Vice President - Games for Zynga. Mr. Cottle also served as Executive Vice President - Interactive for Electronic Arts (EA). Earlier in his career, Mr. Cottle served as Founder/CEO of Quickoffice; COO of Palm Computing; and Senior Vice President of Disney TeleVentures, a division of The Walt Disney Company dedicated to creating interactive online/TV experience.

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

Michael F. Winterscheidt has served as Chief Accounting Officer since February 2017 and was appointed Senior Vice President and Chief Accounting Officer in February 2019. Previously, he served as the Company’s Vice President and Corporate Controller. Prior to joining SGC, Mr. Winterscheidt served three years with Caesars Entertainment Corporation, ending his tenure as Vice President and Corporate Controller. Prior to that, he had leadership roles leading the corporate accounting and financial reporting organizations of Delta Airlines, Inc. and Microsoft Corporation. He was previously a manager in the audit practice of the global accounting firm of Arthur Andersen LLP.

James Sottile has served as Executive Vice President and Chief Legal Officer since September 2018. Prior to this role, Mr. Sottile was with Jones Day, where he was a partner in its New York office. Mr. Sottile has been named a notable practitioner by Chambers USA: America’s Leading Business Lawyers since 2005 and has been recognized in The Best Lawyers in America since 2011.

Patrick J. McHugh has served as Executive Vice President and Group Chief Executive, Lottery since January 2019. Prior to this role, Mr. McHugh served as the Company’s Senior Vice President, Global Lottery Systems from November 2015 to December 2018, and prior to that, Mr. McHugh served in various positions at the Company, including on the leadership executive team.

Stephen E. Richardson has served as Senior Vice President, Chief Compliance Officer and Director of Corporate Security since April 2018. Previously, Mr. Richardson served the Federal Bureau of Investigation over a 20-year decorated career, most recently as the Assistant Director of the FBI’s Criminal Investigative Division in Washington.

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

•	our Code of Business Conduct, which applies to all of our officers, directors and employees (including our Chief Executive Officer, Chief Financial Officer and Chief Accounting Officer).

The above details about our website and its content are only for information. The contents of our website are not, nor shall they be deemed to be, incorporated by reference in this Annual Report on Form 10-K.

ITEM 1A.    RISK FACTORS
The risks described below are not the only risks facing us. Please be aware that additional risks and uncertainties not currently known to us or that we currently deem to be immaterial could also materially and adversely affect our business operations. You should also refer to the other information contained in our periodic reports, including the Forward-Looking Statements section, our consolidated financial statements and the related notes and Management’s Discussion and Analysis of Financial Condition and Results of Operations for a further discussion of the risks, uncertainties and assumptions relating to our business. Except where the context otherwise indicates, references below to the “Company,” “we,” “our,” “ours” and “us” include all of our subsidiaries.

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
We compete on the basis of the content, features, quality, functionality, accuracy, reliability, price and financing terms of our products and services, and the responsiveness of our services. If we do not consistently deliver popular, high-quality games in a timely manner, or if consumers prefer competing products, our business might suffer. Consumer preferences for games are usually cyclical and difficult to predict, and even the most successful content remains popular for only limited periods of time, unless refreshed with new content or otherwise enhanced. In order to remain competitive, we must continuously develop new products or enhancements to our existing products. These products or enhancements may not be well-received by consumers, even if well-reviewed and of high quality. Further, competitors may develop content that imitates or competes with our best-selling games, potentially taking sales away from them or reducing our ability to charge the same prices we have historically charged for our products. These competing products may take a larger share of consumer spending than anticipated, which could cause product sales to fall below expectations. We also compete based on the extent of our sales, service, marketing and distribution channels. We on occasion provide extended payment term financing for product purchases, and we expect to continue to provide extended payment term financing until the global economy and industry conditions improve and demand for such financing abates. We have also offered customers discounts and other offers and modified pricing and other contractual terms in connection with the sale or placement of our products and services. Our competitors may provide a greater amount of financing or better offers and terms than we do, and this may impact demand for our Gaming products and services. We cannot assure that competitive pressure will not cause us to increase the incentives that we offer to our customers or agree to modify contractual terms in ways that are unfavorable to us, which could adversely impact our results of operations, cash flows and financial condition.
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
Lottery
Our Lottery business faces competition from a number of domestic and foreign businesses, some of which have substantially greater financial resources than we do, which impacts our ability to win new contracts and renew existing contracts. In addition, the U.S. lottery industry has matured with 44 U.S. jurisdictions offering instant game lotteries, and 46 U.S. jurisdictions offering draw lotteries. As some jurisdictions seek to privatize or outsource lottery operations (including partial privatizations through PMAs or otherwise), we face competition from both traditional and new competitors with respect to these opportunities. In some cases, we may find it necessary or desirable to enter into strategic relationships with third parties, including competitors, and may be required to commit significant sums of money in order to pursue these opportunities.
We continue to operate in a period of intense price‑based competition, which has affected and could continue to affect the number and the profitability of the lottery contracts we win. We believe our principal competitors in the instant lottery product business have increased, and are expected to continue to increase, their production capacity, resulting in pricing pressures in the instant lottery product business. This may adversely affect our ability to win or renew instant lottery product contracts or may reduce the profitability of instant lottery product contracts that we do win. We also compete in the international instant lottery product business with low-price printers whose quality we believe is lower than ours in regulated environments where laws are being reinterpreted to create competition from non‑traditional lottery vendors and products. Our U.S. instant lottery product business could be adversely affected if additional foreign competitors operating in Canada export their lottery products to the U.S. or if other foreign competitors establish printing facilities in the U.S. or Canada to supply the U.S.
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
Social
Social gaming, which includes social casinos and from which we derive substantially all of our Social revenue, is a rapidly evolving industry with low barriers to entry. Businesses can easily launch online or mobile platforms and applications at nominal cost by using commercially available software or partnering with various established companies in these markets. The market for our games is also characterized by rapid technological developments, frequent launches of new games and features, changes in player needs and behavior, disruption by innovative entrants and evolving business models and industry standards. As a result, our industry is constantly changing games and business models in order to adopt and optimize new technologies, increase cost efficiency and adapt to player preferences.
Successful execution of our strategy depends on our continuous ability to attract and retain players, adapt to the emergence of new mobile hardware or operating systems, expand the market for our games, maintain a technological edge and offer new capabilities to players. We also compete with social gaming companies, including those that offer social casinos such as Playtika, Zynga, DoubleU and others, that have no connection to regulated real money gaming, and many of those companies have a base of existing players that is larger than ours. In some cases, we compete against real money gaming operators who have expanded their games to include social casinos and leverage their land-based gaming relationship with us to license social casino content from us. In those cases, customers of such real money gaming operators may choose to play our content as it is offered by the operator and not as it is offered by our social casino games, detrimentally impacting our results.
Some of our current and potential competitors enjoy substantial competitive advantages, such as greater name recognition, longer operating histories, greater financial, technical, and other resources and, in some cases, the ability to rapidly combine online platforms with traditional staffing and contingent worker solutions. These companies may use these advantages to develop different platforms and services to compete with our games, spend more on advertising and brand marketing, invest more in research and development or respond more quickly and effectively than we do to new or changing opportunities, technologies, standards, regulatory conditions or player preferences or requirements. As a result, our players may decide to stop playing our games or switch to our competitors’ games.
Moreover, current and future competitors may also make strategic acquisitions or establish cooperative relationships among themselves or with others, including our current or future third-party suppliers. By doing so, these competitors may increase their ability to meet the needs of existing or prospective freelancers and players. These developments could limit our ability to obtain revenue from existing and new buyers. If we are unable to compete effectively, successfully and at reasonable cost against our existing and future competitors, our results of operations, cash flows and financial condition could be adversely impacted.
We offer players regular free play and frequent discounts for purchases of virtual coins to extend play in connection with our social casino business. We cannot assure that competitive pressure will not cause us to increase the incentives that we offer to our players, which could adversely impact our results of operations, cash flows and financial condition.
Digital
Our Digital business is also subject to significant competition. Our RMG business focuses on the supply of game content to online casino operators, and there are a number of competitors in that industry, including from illegal or unregulated operators.
On May 14, 2018, the Supreme Court of the U.S. overturned the PASPA, a decision that opened up a path to legalization of sports wagering across the country. Following this ruling, New Jersey, Pennsylvania, Mississippi, Delaware, West Virginia, Rhode Island and New Mexico legalized sports wagering, with some of those states permitting online sports wagering. Many other states are considering legislation that would permit legal sports wagering, both land based and online. As a result of the change in regulations, we expanded, and expect to further expand, our sports wagering business.
The ongoing evolution of regulations governing sports wagering could lead to increased competition over time as large land-based gaming operators, games companies and other online entertainment companies may seek to enter the sports wagering market. Such organizations, some with long established and trusted brands, may buy or build capabilities to allow them to effectively compete with us or our customers. This could lead to a reduction in customers’ revenue and profitability, which would in turn negatively impact our financial performance. Several of our competitors, such as IGT, SBTech and DraftKings have already taken steps to expand their presence in the sports wagering market. We are unable to predict the impact additional competition, including the expansion of sports wagering, will have on our business. The success of sports wagering within our RMG business also depends on the strength of our customers’ brands. Maintaining and enhancing these brands requires significant expense. As the market becomes more competitive, the value of these brands may not be maintained or enhanced.
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
In order to stay competitive in our Digital business, we will need to continue to create and market game content and sports betting solutions that attract players and invest in new and emerging technologies. Some of our competitors may be more willing to provide internet wagering (including sports wagering) in countries where the relevant laws and regulations are unclear or not uniformly enforced, putting us at a competitive disadvantage if we do not provide services related to internet wagering (including sports wagering) in such countries.
We have offered customers discounts, free trials and free spins in connection with our Digital business. We cannot assure that competitive pressure will not cause us to increase the incentives that we offer to our customers, which could adversely impact our results of operations, cash flows and financial condition.
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
In our Gaming business, especially our Participation gaming business, our revenue is largely driven by players’ disposable incomes and level of gaming activity. Unfavorable economic conditions have reduced, or may reduce, the disposable incomes of casino patrons and resulted, or may result, in fewer patrons visiting casinos, whether land‑based or online, and lower amounts spent per casino visit. A further or extended decline in disposable income could result in reduced play levels on our Participation gaming machines, causing our results of operations and cash flows from these products to decline. Additionally, higher airfares and other costs may adversely affect the number of players visiting our customers’ casinos. Adverse changes in discretionary consumer spending or consumer preferences, resulting in fewer patrons visiting casinos and reduced play levels, could also be driven by factors such as an unstable job market, outbreaks of contagious diseases or fears of terrorism or other violence. A decline in play levels may negatively impact the results of operations, cash flows and financial condition of our casino customers and their ability to purchase or lease our products and services.
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
In our Lottery business, we believe that difficult economic conditions have contributed, or may contribute, to reductions in spending on marketing by our customers and, in certain instances, less favorable terms under our contracts, as many of our customers face significant budget shortfalls and seek to cut costs.
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
Our future results of operations may be negatively impacted by slow growth or declines in the replacement cycle of gaming machines and by the slow growth of new gaming jurisdictions or slow addition of casinos in existing jurisdictions.
Demand for our Gaming products and services is driven by the replacement of existing gaming machines in existing casinos, the establishment of new jurisdictions, the opening of additional casinos in existing jurisdictions and the expansion of existing casinos. Slow growth or declines in the replacement cycle of gaming machines could reduce the demand for our products and negatively impact our results of operations, cash flows and financial condition.
The opening of new casinos and expansion of existing casinos fluctuate with demand, economic conditions, regulatory approvals and the availability of financing. In addition, the expansion of gaming into new jurisdictions can be a protracted process. In the U.S., U.K. and other international jurisdictions in which we operate, governments usually require a public referendum and legislative action before establishing or expanding gaming. Any of these factors could delay, restrict or prohibit the expansion of our business and negatively impact our results of operations, cash flows and financial condition.

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
In addition, there is significant opposition in some jurisdictions to interactive social and digital gaming, including social casinos and sports wagering. Some states or countries have anti-gaming groups that specifically target social casino games and sports wagering. Such opposition could lead these jurisdictions to adopt legislation or impose a regulatory framework to govern interactive social gaming, social casinos or sports wagering specifically. These could result in a prohibition on interactive social gaming, social casinos or sports wagering altogether, restrict our ability to advertise our games, or substantially increase our costs to comply with these regulations, all of which could have an adverse effect on our results of operations, cash flows and financial condition. We continue to devote significant attention to monitoring these developments. However, we cannot predict the likelihood, timing, scope or terms of any state, federal or foreign legislation or regulations relating to our Social and Digital businesses or the extent to which they may affect our Social and Digital businesses.
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
We have invested, and intend to continue to invest, significant resources in R&D efforts. We invest in a number of areas, including product development for game and system‑based hardware, software and game content. In addition, because of the sophistication of our newer products and the resources committed to their development, they are generally more expensive to produce and, for our Social and Digital products, to maintain. If our new products do not gain market acceptance or the increase in the average selling price of these new products is not proportionate to the increase in production cost, in each case as compared to our prior products, or if the average cost of production does not go down over time, whether by reason of long-term customer acceptance, our ability to find greater efficiencies in the manufacturing process as we refine our production capabilities or a general decrease in the cost of the technology, our margins will suffer and could negatively impact our business, results of operations, cash flows and financial condition. We cannot assure that our investment in R&D will lead to successful new technologies or products. If a new product is not successful, we may not recover our development, regulatory approval or promotion costs.

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
In addition, the social gaming landscape is rapidly evolving and is characterized by major fluctuations in the popularity of social products and platforms, such as the dramatic increase in the popularity of mobile platforms. We may be unable to develop products at a rate necessary to respond to these changes, or at all, or that anticipate the interests of social players. Likewise, our social gaming offerings operate largely through Facebook, Google, Apple, and Amazon platforms. If alternative platforms increase in popularity, we could be adversely impacted if we fail to timely create compatible versions of our products.
Competition is intense in the digital gaming landscape. The increased importance of digital content delivery in our industry increases our potential competition, as the minimum capital needed to produce and publish a digitally delivered game, particularly a new game for mobile platforms, may be significantly less than that needed to produce and publish one that is purchased through retail distribution. Recently, there has been additional significant competition in the sports wagering market as a result of the legislative changes that have encouraged new market participants. Refer to “Strategy - Digital Segment” in Part I, Item 1 of this Annual Report on Form 10-K for a discussion of such legislative changes. As more competitors enter the market, our operating results may be negatively impacted.
We and our industries are subject to strict government regulations that may limit our existing operations, have an adverse impact on our ability to grow and affect our license eligibility or expose us to fines or other penalties.
In the U.S. and many other countries, the provision of Gaming, Lottery, Social and Digital products and services is subject to extensive and evolving regulation. These regulatory requirements vary from jurisdiction to jurisdiction. Therefore, we are subject to a wide range of complex laws and regulations in the jurisdictions in which we are licensed or operate. Most jurisdictions require that we be licensed, that our key personnel and certain of our security holders be found suitable or be licensed, and that our products be reviewed and approved before placement. Licenses, approvals or findings of suitability may be revoked, suspended or conditioned. If a license, approval or finding of suitability is required by a regulatory authority and we fail to seek or do not receive the necessary approval, license or finding of suitability, or if it is granted and subsequently revoked, then we may be prohibited from providing our products or services for use in the particular jurisdiction. In addition, the loss of a license in one jurisdiction could trigger the loss of a license, or affect our eligibility for a license, in other jurisdictions. We may also become subject to regulation in any new jurisdictions in which we decide to operate in the future, including due to expansion of a customer’s operations. Gaming authorities may levy fines against us or seize certain of our assets if we violate gaming regulations. We cannot assure that we will be able to obtain or maintain the necessary licenses or approvals or that the licensing process will not result in delays or adversely affect our operations. The failure to obtain or retain a required license or approval in any jurisdiction would decrease the geographic areas where we are permitted to operate and generate revenue, may limit our ability to obtain a license in other jurisdictions and may put us at a disadvantage relative to our competitors.

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
Often, our games, Gaming product hardware and software and our Digital RMG offerings and services must be approved in the jurisdictions in which they are operated, and we cannot assure you that such products or services will be approved in any jurisdiction. Our networked gaming technology requires regulatory approval in gaming jurisdictions prior to the shipment or implementation of any gaming machines, products or services and, although we have received approvals from the jurisdictions in which we currently operate this technology, we cannot assure you that we will receive the approvals necessary to offer it in additional gaming jurisdictions. Many of our customers are required to be licensed, and delays in approvals of our customers’ operations or expansions may adversely affect our results of operations, cash flows and financial condition. In addition, current regulations in a number of jurisdictions where our customers operate, such as Macau SAR and Singapore, limit the amount of space allocated to our products or limit the amount of new product available to operators to an amount that has been pre-approved by regulators. Substantial changes in any such regulations could adversely affect demand for our products.
A substantial portion of our legacy U.K. Gaming reporting unit revenue is concentrated with Ladbrokes Coral Group, which operates LBOs in the U.K. In October 2017, the U.K. government published its consultation on the review of stakes and prizes for all gaming terminals in the U.K. gaming sector recommending a reduction in stakes on certain gaming machines. In May 2018, the U.K. government published its decision concluding that fixed-odds betting terminals maximum stakes limit should be reduced from £100 to £2, which is expected to be effective April 2019.
We and certain of our affiliates, major stockholders (generally persons and entities beneficially owning a specified percentage (typically 5% or more) of our equity securities), directors, officers and key employees are subject to extensive background investigations and suitability standards in our businesses. For additional details regarding the background investigations, the risk of failure of any such individuals or entities to submit to such background investigations, the significant approval and licensing discretion of regulatory authorities, and the authority granted to these regulatory authorities, see “Government Regulation” in Part I, Item 1 of this Annual Report on Form 10-K and Exhibit 99.10 “Gaming Regulations”. Our failure, or the failure of any of our major stockholders, directors, officers, key employees, products or technology, to obtain or retain a required license or approval in one jurisdiction could negatively impact our ability (or the ability of any of our major stockholders, directors, officers, key employees, products or technology) to obtain or retain required licenses and approvals in other jurisdictions.
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
Our customers are required to comply with all applicable laws. In addition, we maintain and update a list of jurisdictions where we believe there is legal or regulatory risk associated with remote gaming and require that our customers contractually agree not to offer our games or accept wagers from end users in such jurisdictions. While we are well on the way to integrating the NYX business and implementing such contractual provisions with NYX’s customers, the process is not yet complete. Despite our efforts, we cannot assure you that our customers will remain in compliance with laws or with the terms of their contracts with us or that a breach of any of the foregoing will be identified or cured in a timely manner.

We have developed and implemented an internal compliance program in an effort to ensure that we comply with legal requirements imposed in connection with our Gaming, Lottery, Social and Digital activities and legal requirements generally applicable to all publicly traded companies. Refer to “Government Regulation- General” in Part I, Item 1 of this Annual Report on Form 10-K, for additional details about the compliance program. We cannot assure that such steps will prevent the violation of one or more laws or regulations, or that a violation by us or an employee will not result in the imposition of a monetary fine, suspension or revocation of one or more of our licenses or other penalties.
Laws and regulations relating to our Social and Digital businesses (including sports wagering) are evolving. For additional discussion regarding risks associated with the evolving regulatory landscape for interactive gaming and sports wagering, see the risk factors below captioned “We may not be able to capitalize on the expansion of internet or other forms of interactive gaming or other trends and changes in the gaming and lottery industries, including due to laws and regulations governing these industries”; “Legislative interpretation and enforcement of certain gaming or sports wagering activities could adversely affect our financial performance and reputation”; “Regulators may perceive gaming or sports wagering suppliers and operators similarly, and their respective regulatory risk”; “We rely on technological blocking systems”; “Expectations of a shift to regulated online gaming or sports wagering may not come to fruition”; “We may incur additional impairment charges”; “We rely on the ability to use the intellectual property rights of third parties”; and “We rely on the ability to use the intellectual property rights of third parties”; and “Government Regulation” in Part I, Item 1 of this Annual Report on Form 10-K.
See Exhibit 99.10 (Gaming Regulations) for additional information regarding certain of the regulations that govern our Gaming, Social and Digital businesses.
Legislative interpretation and enforcement of certain gaming or sports wagering activities could adversely affect financial performance and reputation.
Some jurisdictions are seeking to regulate gaming or sports wagering; others are seeking to prohibit it. We generate a portion of our operating results through licensing our proprietary software technology and games to enable gaming or sports wagering operators to provide gaming or sports wagering services to customers where such services are dependent on that software and the functionality it provides. Laws and regulations relating to the supply of such services are complex, inconsistent and evolving, and we may be subject to such laws either directly through explicit service provision or indirectly insofar as we have assisted the supply to customers who are themselves subject to such laws. For example, where supply by the Company to the customer is critical to the gaming or sports wagering transaction, there is a risk that a regulator could take direct enforcement action against us.
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
Despite the monitoring we have undertaken and the other precautions we take, it is possible that, due to the above factors, such measures are not sufficient and that criminal or regulatory actions could be brought against us or our employees or directors, any or all of which could have a detrimental effect on the our financial performance and reputation. Furthermore, actions brought against our customers could also have a detrimental effect on our financial performance or reputation, including if such actions prevent or delay the receipt of revenue from such customers.
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
Our business strategy includes a gradual shift into new, regulated online gaming and sports wagering markets. We expect there to be an opportunity to grow revenue by being among the first systems providers to obtain a license to operate online gaming systems in markets where end-users historically have been reliant on unregulated online gaming. However, there is no guarantee that end users who are currently engaging in unregulated online gaming (in the U.S. or elsewhere) will transition away from unregulated gaming to regulated gaming in the wake of regulation, which is itself uncertain as to timing and scope and varies on a jurisdiction by jurisdiction basis. Our ability to influence end-user tastes and habits is limited, and if the introduction of regulation fails to result in a migration of end-users from unregulated gaming to regulated gaming (from which we currently derive and are expected to derive revenue through revenue sharing arrangements with our sports wagering customers), this may have an adverse impact on our operations, financial performance and prospects.
Furthermore, on May 14, 2018, the Supreme Court of the U.S. overturned the PASPA, a decision that opened up a path to legalization of sports wagering across the country. As a result of the change in regulations, we expanded, and expect to further expand, our sports wagering business. Our ability to expand our online gaming and sports wagering operations depends on adoption of regulations permitting sports wagering in the U.S. We cannot assure when, or if, such regulations will be adopted, or the terms of such regulations, in certain of the jurisdictions in which we operate.
We may not be able to capitalize on the expansion of internet or other forms of interactive gaming or other trends and changes in the gaming, lottery, social and digital industries, including due to laws and regulations governing these industries.
We participate in the new and evolving digital gaming and interactive lottery industries through our Social, RMG and other interactive gaming and lottery offerings. Part of our strategy is to take advantage of the liberalization of interactive gaming, both within the U.S. and internationally. These industries involve significant risks and uncertainties, including legal, business and financial risks. The success of these industries and of our interactive gaming and lottery products and services may be affected by future developments in social networks, including Facebook, mobile platforms, regulatory developments, data privacy laws and other factors that we are unable to predict and are beyond our control. This fast‑changing environment can make it difficult to plan strategically and can provide opportunities for competitors to grow their businesses at our expense. Consequently, our future results of operations, cash flows and financial condition relating to our Lottery, Social and Digital products and services are difficult to predict and may not grow at the rates we expect, and we cannot assure that these products and services will be successful in the long term.
In general, our ability to successfully pursue our digital gaming and lottery strategy depends in part on the laws and regulations relating to wagering through interactive channels. Until 2011, there was uncertainty as to whether the Wire Act prohibited states from conducting intrastate lottery transactions via the internet if such transactions crossed state lines. In late 2011, the OLC issued an opinion which concluded that the prohibitions of the Wire Act were limited to sports gambling and thus did not apply to state lotteries at all (the “2011 DOJ opinion”). In 2018, at the request of the Criminal Division, the OLC reconsidered the 2011 DOJ opinion’s conclusion that the Wire Act was limited to sports gambling. On January 14, 2019, the OLC published a legal opinion dated November 2, 2018 (the “2018 DOJ opinion”), which concluded that the 2011 DOJ opinion had incorrectly interpreted the Wire Act. In the 2018 DOJ opinion, the OLC concluded that the restrictions on the transmission in interstate or foreign commerce of bets and wagers in the Wire Act were not limited to sports gambling but instead applied to all bets and wagers. The OLC also found that the enactment of the UIGEA described above did not modify the scope of the Wire Act. The OLC acknowledged that its conclusion in the 2018 DOJ opinion, which was contrary to the 2011 DOJ opinion, will make it more likely that the executive branch’s view of the law will be tested in the courts. At this time, we are unable to determine whether the 2018 DOJ opinion will be upheld by the courts, or what impact it will have on us or our customers.
Despite the Supreme Court decision overturning the PASPA, as evidenced by the 2018 DOJ opinion, there are still significant forces working to limit or prohibit interactive gaming and lottery in the U.S. For additional information regarding proposed laws at the federal or state level, see “Government Regulation - Digital” in Part I, Item 1 of this Annual Report on Form 10-K. The enactment of internet gaming legislation that federalizes significant aspects of the regulation of internet gaming and/or limits the forms of internet wagering that are permissible at the state or federal level could have an adverse impact on our ability to pursue our interactive gaming and lottery strategy in the U.S.
Internationally, laws relating to internet gaming are evolving, particularly in Europe. For additional information, including steps taken by European governments, the European Commission dropping enforcement actions, and regulatory developments in countries outside Europe and the U.S., regarding how laws relating to internet gaming are evolving internationally, see “Government Regulation - Digital” in Part I, Item 1 of this Annual Report on Form 10-K. We cannot predict the timing, scope or terms of any such state, federal or foreign laws and regulations, or the extent to which any such laws and regulations will facilitate or hinder our interactive strategy.
Our Social gaming business is subject to a number of foreign and domestic laws and regulations that affect companies conducting business on the internet, and laws and regulations governing data privacy and security, including with respect to the collection, storage, use, transmission and protection of personal information and other consumer data. The scope of data privacy and security regulations continues to evolve, and we believe that the adoption of increasingly restrictive regulations in this area is likely within the U.S. and other jurisdictions. Our Social and Digital businesses are subject to evolving regulations, and the status of any particular jurisdiction may change at any time. The regulatory structure surrounding certain aspects of these businesses is currently in flux in some jurisdictions. See the risk factor captioned “Gaming opponents persist in their efforts to curtail the expansion of legalized gaming, which, if successful, could limit the growth of our operations” and “Government Regulation - Social” and “Government Regulation - Digital” in Part I, Item 1 of this Annual Report on Form 10-K for additional information on evolving regulations applicable to our Social and Digital businesses.
Know-your-customer and geo-location programs and technologies supplied by third parties are an important aspect of certain internet and mobile gaming products and services because they confirm certain information with respect to players and prospective players, such as age, identity and location. Payment processing programs and technologies, typically provided by third parties, are also a necessary feature of interactive wagering products and services. These programs and technologies are costly and may have an adverse impact on our results of operations, cash flows and financial condition. Additionally, we cannot assure that products containing these programs and technologies will be available to us on commercially reasonable terms, if at all, or that they will perform accurately or otherwise in accordance with our required specifications. See the Social and Digital sections in the risk factor captioned “We operate in highly competitive industries, and our success depends on our ability to effectively compete with numerous domestic and foreign businesses” for additional information on risks regarding internet and mobile gaming products and services.
Our Social gaming business largely depends upon our relationships with key third-party platform providers, who we rely on to make our games available to players and to collect revenue, and changes in those relationships could negatively impact our Social gaming business.
In our Social gaming business, our services operate largely through Facebook, Google, Apple, and Amazon platform, which also serve as significant online distribution platforms for our games. In 2018 and 2017, substantially all of our Social gaming revenue was generated by players using those platforms. Consequently, our expansion and prospects of our Social gaming offerings depend on our continued relationships with these providers, and any emerging platform providers that are widely adopted by our target player base. Our relationships with Facebook, Google, Apple, and Amazon are not governed by contracts but rather by these platform providers’ standard terms and conditions for application developers, which govern the promotion, distribution and operation of games and other applications on their platforms, and which the platform providers can change unilaterally on short or without notice. Our Social gaming business will be adversely impacted if we are unable to continue these relationships in the future or if the terms and conditions offered by these providers are altered to our disadvantage. For instance, if any of these providers were to increase their fees, our results of operations, cash flows and financial condition would suffer.
In addition, our Social gaming business would be harmed if:

•	these platform providers discontinue or limit our access to their platforms;

•	governments or private parties, such as internet providers, impose bandwidth restrictions or increase charges or restrict or prohibit access to those platforms;

•	these platforms decline in popularity;

•	these platforms modify their current discovery mechanisms, communication channels available to developers, respective terms of service or other policies, including fees;

•	these platforms impose restrictions or make it more difficult for players to buy virtual currency; or

•	these platforms change how the personal information of players is made available to developers or develop their own competitive offerings.
If alternative platforms increase in popularity, we could be adversely impacted if we fail to create compatible versions of our games in a timely manner, or if we fail to establish a relationship with such alternative platforms. Likewise, if our platform providers alter their operating platforms, we could be adversely impacted as our offerings may not be compatible with the altered platforms or may require significant and costly modifications in order to become compatible. If our platform providers were to develop competitive offerings, either on their own or in cooperation with one or more competitors, our growth prospects could be negatively impacted. If our platform providers do not perform these functions in accordance with our platform agreements, we could be adversely impacted.
In the past, some of these platform providers have been unavailable for short periods of time or experienced issues with their features that permit our players to purchase virtual currency. For example, in the second and third quarters of 2018, we were negatively impacted by data privacy protection changes implemented by Facebook, which impaired our players’ ability to access their previously acquired virtual currency and purchase additional virtual currency. If similar events recur on a prolonged basis or other similar issues arise that impact players’ ability to download our games, access social features or purchase virtual currency, it could have a material adverse effect on our revenue, operating results and brand.
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
We cannot assure that our current contracts will be extended or that we will be awarded new contracts as a result of competitive bidding processes or otherwise in the future. In addition, it is not uncommon for competitors to protest the award of Lottery contracts to us and any such protest could delay or prevent our ability to enter into a new contract. The termination, expiration or failure to renew one or more of our contracts could cause us to lose substantial revenue, which could have an adverse effect on our ability to win or renew other contracts or pursue growth initiatives. We cannot assure that new or renewed contracts will contain terms that are as favorable as our current terms or will contemplate the same scope of products and services as our current contracts, and any less favorable contract terms or diminution in scope could negatively impact our results of operations, cash flows and financial condition. For additional information regarding the potential expiration dates of certain of our more significant Lottery contracts, see the table in “Business Segments-Lottery Segment” in Part I, Item 1 of this Annual Report on Form 10-K.

We are also required by certain of our customers to provide surety or performance bonds in connection with our contracts. As of December 31, 2018, we had $252.6 million of outstanding performance bonds. We cannot assure that we will continue to be able to obtain surety or performance bonds on commercially reasonable terms or at all. Our inability to provide such bonds would materially and adversely affect our ability to renew existing, or obtain new, Lottery contracts.
A substantial portion of our Gaming revenue depends on repeat customers. In certain regions, our business may be concentrated with a small number of customers, such as our U.K. LBO business, and during the second quarter of 2018, we signed a new up to seven-year agreement with Ladbrokes Coral Group to continue to supply terminals, content and related services, which represent a significant portion of our U.K. LBO business. We cannot assure that our current contracts will be extended or that we will be awarded new contracts.
Given the increased competition in the sports wagering landscape due to the recent Supreme Court decision overturning the federal ban on state-sponsored sports gambling, it is crucial that we remain innovative in this field in order to preserve our first-mover advantage, maintain current contracts and gain new contracts.
Our business depends on the protection of our intellectual property and proprietary information.
We believe that our success depends, in part, on protecting our intellectual property in the U.S. and in foreign countries. Our intellectual property includes certain patents, trademarks and copyrights relating to our products and services (including gaming machines, interactive gaming products, table games, shufflers and accessories, instant lottery products and gaming and lottery systems), and proprietary or confidential information that is not subject to patent or similar protection. Our success may depend, in part, on our ability to obtain protection for the trademarks, trade dress, names, logos or symbols under which we market our products and to obtain copyright and patent protection for our proprietary technologies, designs, software and innovations. We cannot assure that we will be able to build and maintain consumer value in our trademarks, obtain patent, trademark or copyright protection or that any patent, trademark or copyright will provide us with competitive advantages. In particular, a recent U.S. Supreme Court decision tightened the standard for patent eligibility of software patents, and other court decisions in recent years have trended towards a narrowing of patentable subject matter. These and similar decisions in the future may negatively impact the validity or enforceability of certain of our patents, our ability to protect our inventions, innovations and new technology and the value of our substantial patent portfolio. Under a patent cross-licensing agreement with IGT, which relates to technology that is used in substantially all of our gaming machines, we can offer games using patented game features from the patent portfolios of other members of IGT’s slot game features pool, and such pool members can likewise offer games using patented game features from our patent portfolio. This arrangement may diminish the competitive advantage our slot games may derive from our patents.
Our intellectual property protects the integrity of our games, systems, products and services. For example, our intellectual property is designed to ensure the security of the printing of our instant lottery products and to provide simple and secure validation of our lottery tickets. Competitors may independently develop similar or superior products, software or systems, which could negatively impact our results of operations, cash flows and financial condition. In cases where our technology or product is not protected by enforceable intellectual property rights, such independent development may result in a significant diminution in the value of such technology or product.
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
We rely on products, technologies and intellectual property that we license from third parties, including from our competitors, for use in our Gaming, Lottery, Social and Digital businesses. Substantially all of our gaming machines and portions of our Social and Digital offerings and services use intellectual property licensed from third parties. The future success of our business may depend, in part, on our ability to obtain, retain and/or expand licenses for popular technologies and games in a competitive market. We cannot assure that these third‑party licenses, or support for such licensed products and technologies, will continue to be available to us on commercially reasonable terms, if at all. In the event that we cannot renew and/or expand existing licenses, we may be required to discontinue or limit our use of the products that include or incorporate the licensed intellectual property.
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
We cannot assure that our business activities, games, products, services and systems will not infringe upon the proprietary rights of others, or that other parties will not assert infringement claims against us. In addition to infringement claims, third parties may allege claims of invalidity or unenforceability against us or against our licensees or manufacturers in connection with their use of our technology. A successful challenge to, or invalidation of, one of our intellectual property interests, a successful claim of infringement by a third party against us, our products or services, or one of our licensees in connection with the use of our technologies, or an unsuccessful claim of infringement made by us against a third party or its products or services could adversely affect our business or cause us financial harm. Any such claim and any resulting litigation, should it occur, could:

•	be expensive and time consuming to defend or require us to pay significant amounts in damages;

•	invalidate our proprietary rights;

•	cause us to cease making, licensing or using products or services that incorporate the challenged intellectual property;

•	require us to redesign, reengineer or rebrand our products or services or limit our ability to bring new products and services to the market in the future;

•	require us to enter into costly or burdensome royalty, licensing or settlement agreements in order to obtain the right to use a product, process or component;

•	impact the commercial viability of the products and services that are the subject of the claim during the pendency of such claim; or

•	require us by way of injunction to remove products or services on lease or stop selling or leasing new products or

•	services.

Our success depends on the security and integrity of the systems and products we offer, and security breaches or other disruptions could compromise our information or the information of our customers and expose us to liability, which would cause our business and reputation to suffer.
We believe that our success depends, in large part, on providing secure products, services and systems to our customers, and on our ability to avoid, detect, replicate and correct software and hardware anomalies and fraudulent manipulation of our products and services. Our businesses sometimes involve the storage, processing and transmission of players’ proprietary, confidential and personal information. We also maintain certain other proprietary and confidential information relating to our business and personal information of our personnel. All of our products and services are designed with security features to prevent fraudulent activity. However, we cannot guarantee that these security features will effectively stop all fraudulent activities. Despite our security measures, our products, services and systems may be vulnerable to attacks by hackers, customers, retailers, vendors or employees or breached due to malfeasance or other disruptions. Any security breach or incident that we experience could result in unauthorized access to, misuse of, or unauthorized acquisition of our or our players’ data, the loss, corruption or alteration of this data, interruptions in our operations or damage to our computers or systems or those of our players or third-party platforms. Any of these could expose us to claims, litigation, fines and potential liability. Our ability to prevent anomalies and monitor and ensure the quality and integrity of our products and services is periodically reviewed and enhanced, but may not be sufficient to prevent future attacks, breaches or disruptions. Similarly, we regularly assess the adequacy of our security systems, including the security of our games and software, to protect against any material loss to any of our customers and our players, as well as the integrity of our products and services to end users and the integrity of our games to players. Expanded use of the internet and other interactive technologies may result in increased security risks for us and our customers. We cannot assure that our business or a business we acquire will not be or has not been affected by fraudulent activities or a security breach or lapse, which could have a material adverse impact on our results of operations, cash flows and financial condition.
Online transactions may be subject to sophisticated schemes to defraud, launder money or other illegal activities. There is a risk that our products or systems may be used for those purposes by our customers’ players. There is also a risk that we will be subject to fraudulent activities by our employees. In addition, our gaming machines have experienced anomalies and fraudulent manipulation in the past. Games and gaming machines may be replaced by casinos and other gaming machine operators if they do not perform according to expectations, or they may be shut down by regulators. The occurrence of anomalies in, or fraudulent manipulation of, our gaming machines or our other products and services (including our Social and Digital products and services), may give rise to claims from players or customers, may lead to claims for lost revenue and profits and related litigation by our customers and may subject us to investigation or other action by regulatory authorities, including suspension or revocation of our licenses or other disciplinary action. Additionally, in the event of the occurrence of any such issues with our products and services, substantial engineering and marketing resources may be diverted from other projects to correct these issues, which may delay other projects and the achievement of our strategic objectives.
An increasing number of online services have disclosed security breaches, some of which have involved sophisticated and highly targeted attacks on portions of their services. Because the techniques used to obtain unauthorized access, disable or degrade service, or sabotage systems change frequently and often are not foreseeable or recognized until launched against a target, we may be unable to anticipate these techniques or to implement adequate preventative measures. Any actual or perceived breach of our security, or the security of a business we acquire, occurs, public perception of the effectiveness of our security measures and brand, or the security measures and brand of a business we acquire, could be harmed, and we could lose players. Data security breaches and other data security incidents may also result from non-technical means, for example, actions by employees or contractors. Any compromise of our security, or the security of a business we acquire, could result in a violation of applicable privacy and other laws, regulatory or other governmental investigations, enforcement actions, and legal and financial exposure, including potential contractual liability that is not always limited to the amounts covered by our insurance. Any such compromise could also result in damage to our reputation and a loss of confidence in our security measures. Any of these effects could have a material adverse impact on our results of operations, cash flows and financial condition.
We rely on information technology and other systems, and any failures in our systems or errors, defects or disruptions in our products and services could diminish our brand and reputation, subject us to liability and could disrupt our business and adversely impact our results.
We rely on information technology systems that are important to the operation of our business, some of which are managed by third parties. These third parties are typically under no obligation to renew agreements and there is no guarantee that we will be able to renew these agreements on commercially reasonable terms, or at all. These systems are used to process, transmit and store electronic information, to manage and support our business operations and to maintain internal control over our financial reporting. In addition, we collect and store certain data, including proprietary business information, and may have access to confidential or personal information in certain of our businesses that is subject to privacy and security laws, regulations and customer-imposed controls. We could encounter difficulties in developing new systems, maintaining and upgrading current systems and preventing security breaches. Among other things, our systems are susceptible to damage, outages, disruptions or shutdowns due to fire, floods, power loss, break‑ins, cyber‑attacks, network penetration, denial of service attacks and similar events. While we have and will continue to implement network security measures and data protection safeguards, our servers and other computer systems are vulnerable to any number of threats, including viruses, malicious software, hacking, break‑ins or theft, data privacy or security breaches, third‑party security breaches, employee error or malfeasance and similar events. Failures in our systems or services or unauthorized access to or tampering with our systems and databases could have a material adverse effect on our business, reputation, results of operations, cash flows and financial condition. Any failures in our computer systems or telecommunications services could affect our ability to operate our linked games or otherwise conduct business.
A meaningful portion of our Social gaming traffic is hosted by third-party data centers, such as Amazon Web Services, or AWS. Such third parties provide us with computing and storage capacity, and AWS is under no obligation to renew the agreements related to these services with us on commercially reasonable terms or at all. If we are unable to renew these agreements on commercially reasonable terms, or if one of our data center operators is acquired, we may be required to transfer our servers and other infrastructure to new data center facilities and we may incur significant costs and possible lengthy service interruptions in connection with doing so, potentially causing harm to our reputation. If a game is unavailable or operates more slowly than anticipated when a player attempts to access it, that player may stop playing the game and be less likely to return to the game.
Portions of our information technology infrastructure, including those operated by third parties, also may experience interruptions, delays or cessations of service or produce errors in connection with systems integration or migration work that takes place from time to time. We may not be successful in implementing new systems and transitioning data, which could cause business disruptions and be more expensive, time consuming, disruptive and resource‑intensive. We have no control over third parties that provide services to us and those parties could suffer problems or make decisions adverse to our business. We have contingency plans in place to prevent or mitigate the impact of these events. However, such disruptions could materially and adversely impact our ability to deliver products or services to customers and interrupt other processes. If our information systems do not allow us to transmit accurate information, even for a short period of time, to key decision makers, the ability to manage our business could be disrupted and our results of operations, cash flows and financial condition could be materially and adversely affected. Failure to properly or adequately address these issues could impact our ability to perform necessary business operations, which could materially and adversely affect our reputation, competitive position, results of operations, cash flows and financial condition.
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
If we or a company we acquire sustains cyber-attacks or other privacy or data security incidents that result in security breaches, we could suffer a loss of sales and increased costs, exposure to significant liability, reputational harm, regulatory fines or punishment and other negative consequences.
Our information technology may be subject to cyber-attacks, viruses, malicious software, break-ins, theft, computer hacking, employee error or malfeasance or other security breaches. Hackers and data thieves are increasingly sophisticated and operate large-scale and complex automated attacks. Experienced computer programmers and hackers may be able to penetrate our security controls and misappropriate or compromise sensitive personal, proprietary or confidential information, create system disruptions or cause shutdowns. They also may be able to develop and deploy malicious software programs that attack our systems or otherwise exploit any security vulnerabilities. Our systems and the data stored on those systems may also be vulnerable to security incidents or security attacks, acts of vandalism or theft, coordinated attacks by activist entities, misplaced or lost data, human errors, or other similar events that could negatively affect our systems and the data stored on those systems, and the data of our business partners. Further, third parties, such as hosted solution providers, that provide services to us, could also be a source of security risk in the event of a failure of their own security systems and infrastructure.
The costs to eliminate or address the foregoing security threats and vulnerabilities before or after a cyber incident could be significant. Our remediation efforts may not be successful and could result in interruptions, delays or cessation of service, and loss of existing or potential suppliers or customers. In addition, breaches of our security measures and the unauthorized dissemination of sensitive personal, proprietary or confidential information about us, our business partners or other third parties could expose us to significant potential liability and reputational harm. As threats related to cyber-attacks develop and grow, we may also find it necessary to make further investments to protect our data and infrastructure, which may impact our results of operations. Although we have insurance coverage for protecting against damages resulting from cyber-attacks, it may not be sufficient to cover all possible claims, and we may suffer losses that could have a material adverse effect on our business. Our insurance coverage for protecting against damages resulting from cyber-attacks does not cover incidents which occur at companies we acquire after such cyber-attack. As a global enterprise, we could also be negatively impacted by existing and proposed U.S. and non U.S. laws and regulations, and government policies and practices related to cybersecurity, data privacy, data localization and data protection. In addition, our customers may encourage, or require, compliance with certain security standards, such as the voluntary cybersecurity framework released by the National Institute of Standards and Technology (NIST), which consists of controls designed to identify and manage cyber-security risks, and we could be negatively impacted to the extent we are unable to comply with such standards.
Data privacy and security laws and regulations in the jurisdictions in which we do business could increase the cost of our operations and subject us to possible sanctions and other penalties
We collect, process, store, use and share data, some of which contains personal information. Our businesses are therefore subject to a number of federal, state, local and foreign laws and regulations governing data privacy and security, including with respect to the collection, storage, use, transmission, sharing and protection of personal information and other consumer and employee data. Such laws and regulations may be inconsistent among countries or conflict with other rules. In particular, the EU has adopted strict data privacy and security regulations. Following recent developments, such as the European Court of Justice’s 2015 ruling that the transfer of personal data from the EU to the U.S. under the EU/U.S. Safe Harbor was an invalid mechanism of personal data transfer, the adoption of the EU-U.S. Privacy Shield as a replacement for the Safe Harbor, and the effectiveness of the EU’s GDPR, as of May 2018, and proposed Regulation on Privacy and Electronic Communications (the “ePrivacy Regulation”), now expected to take effect in 2019, data privacy and security compliance in the EU are increasingly complex and challenging. The GDPR created new compliance obligations applicable to our business and some of our players, which could cause us to change our business practices, and impose increased financial penalties for noncompliance (including possible fines of up to four percent of global annual revenue for the preceding financial year or €20 million (whichever is higher) for the most serious violations).
The scope of data privacy and security regulations worldwide continues to evolve, and we believe that the adoption of increasingly restrictive regulations in this area is likely within the U.S. and other jurisdictions. For example, in June 2018, California enacted the California Consumer Privacy Act, or CCPA, which is presently going into effect on January 1, 2020. When effective, the new law will, among other things, require new disclosures to California consumers, impose new rules for collecting or using information about minors, and afford consumers new abilities to opt out of certain disclosures of personal information. California legislators have stated that they intend to propose amendments to the CCPA before it goes into effect, and it remains unclear what, if any, modifications will be made to this legislation or how it will be interpreted. The U.S. Congress may also pass a law to preempt all or part of the CCPA. As passed, the effects of the CCPA potentially are significant, however, and may require us to modify our data collection or processing practices and policies and to incur substantial costs and expenses in an effort to comply. There currently are a number of proposals related to data privacy or security pending before federal, state, and foreign legislative and regulatory bodies. For example, the European Union is contemplating the adoption of the Regulation on Privacy and Electronic Communications, which is expected to take effect in 2019, that would govern data privacy and the protection of personal data in electronic communications, in particular for direct marketing purposes. Efforts to comply with these and other data privacy and security restrictions that may be enacted could require us to modify our data processing practices and policies and increase the cost of our operations. Failure to comply with such restrictions could subject us to criminal and civil sanctions and other penalties. In part due to the uncertainty of the legal climate, complying with regulations, and any applicable rules or guidance from self-regulatory organizations relating to privacy, data protection, information security and consumer protection, may result in substantial costs and may necessitate changes to our businesses practices, which may compromise our growth strategy, adversely affect our ability to attract or retain players, and otherwise adversely affect our businesses, financial condition and operating results.
Any failure or perceived failure by us to comply with our posted privacy policies, our privacy-related obligations to players or other third parties, or any other legal obligations or regulatory requirements relating to privacy, data protection, or information security may result in governmental investigations or enforcement actions, litigation, claims, or public statements against us by consumer advocacy groups or others and could result in significant liability, cause our players to lose trust in us, and otherwise materially and adversely affect our reputation and businesses. Furthermore, the costs of compliance with, and other burdens imposed by, the laws, regulations, and policies that are applicable to us may limit the adoption and use of, and reduce the overall demand for, our games. Additionally, if third parties we work with violate applicable laws, regulations, or agreements, such violations may put our players’ data at risk, could result in governmental investigations or enforcement actions, fines, litigation, claims or public statements against us by consumer advocacy groups or others and could result in significant liability, cause our players to lose trust in us and otherwise materially and adversely affect our reputation and businesses. Further, public scrutiny of, or complaints about, technology companies or their data handling or data protection practices, even if unrelated to our businesses, industry or operations, may lead to increased scrutiny of technology companies, including us, and may cause government agencies to enact additional regulatory requirements, or to modify their enforcement or investigation activities, which may increase our costs and risks.
If we are unable to successfully implement our new global enterprise resource planning system, it could disrupt our business or have a material adverse effect on our results of operations, cash flows and financial condition.
We are engaged in a multi-year implementation of a new global ERP system. The ERP system is designed to accurately maintain our books and records and provide information on our operations to management. Our ERP system implementation will continue to require significant investment of human and financial resources. There are inherent risks associated with upgrading or changing systems, including inaccurate data or reporting. The process of upgrading and standardizing our ERP system is complex, time‑consuming and expensive. Although we believe we are taking appropriate action to mitigate these risks through, among other things, testing, training and staging implementations, we cannot assure that we will not experience data loss, disruptions, delays or negative business impacts from the upgrades. Any operational disruptions during the course of this process and any delays or deficiencies in the design and implementation of the new ERP system or in the performance of our legacy systems could materially and adversely affect our ability to operate our businesses. Additionally, while we have spent considerable efforts to plan and budget for the implementation of the new ERP system, changes in scope, timeline or cost could have a material adverse effect on our results of operations, cash flows and financial condition.
If we are not able to maintain adequate internal control over our financial reporting, it could adversely affect our reputation and business.
We are responsible for establishing and maintaining adequate internal control over financial reporting. If we cannot maintain and execute adequate internal control over financial reporting or when necessary implement new or improved controls that provide reasonable assurance of the reliability of the financial reporting and preparation of our financial statements for external use, we may suffer harm to our reputation, fail to meet our public reporting requirements on a timely basis or be unable to properly report on our business and our results of operations, cash flows and financial condition. Additionally, the inherent limitations of internal controls over financial reporting may not prevent or detect all misstatements or fraud, regardless of the adequacy of those controls. We are currently undertaking an ERP system implementation in our largest business segment and are in the process of integrating the systems and business processes of the recently acquired NYX and Don Best. In addition, the adoption of any new accounting standards may require us to add new or change existing internal controls, which may not be successful. Each of the preceding changes could materially impact our internal control over financial reporting. As of December 31, 2018, we have concluded that our internal control over financial reporting was effective based on criteria outlined in Part II, Item 9A “Controls and Procedures” of this Annual Report on Form 10-K, however, we cannot assure that material weaknesses will not be identified in the future. Please refer to Part II, Item 9A “Controls and Procedures” of this Annual Report on Form 10-K.
Our results of operations, cash flows and financial condition could be affected by natural events in the locations in which we or our customers, suppliers or regulators operate.
We may be impacted by severe weather and other geological events, including hurricanes, earthquakes, floods or tsunamis that could disrupt our operations or the operations of our customers, suppliers, data service providers and regulators. Natural disasters or other disruptions at any of our facilities or our suppliers’ facilities, such as Amazon Web Services, Apple, Google, Facebook and Amazon, may impair or delay the operation, development, provisions or delivery of our products and services. For example, hurricanes affected our lottery retail sales in Puerto Rico in 2017, with a negative impact on our fourth-quarter 2017 and full-year 2018 financial results. Additionally, disruptions experienced by our regulators due to natural disasters or otherwise could delay our introduction of new products or entry into new jurisdictions where regulatory approval is necessary. While we insure against certain business interruption risks, we cannot assure that such insurance will compensate us for any losses incurred as a result of natural or other disasters. Any serious disruption to our operations, or those of our customers, our suppliers, data service providers, or our regulators, could have a material adverse effect on our results of operations, cash flows and financial condition.
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
Our inability to complete acquisitions and integrate those businesses successfully, including the NYX and Don Best acquisitions, could limit our growth or disrupt our plans and operations.
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
We may not be able to successfully integrate any businesses that we acquire, including NYX and Don Best, or do so within the intended timeframes. We could face significant challenges in managing and integrating our acquisitions and our combined operations, including acquired assets, operations and personnel. In addition, the expected cost synergies associated with such acquisitions may not be fully realized in the anticipated amounts or within the contemplated timeframes or cost expectations, which could result in increased costs and have an adverse effect on our prospects, results of operations, cash flows and financial condition. We expect to incur incremental costs and capital expenditures related to our contemplated integration activities.
Acquisition transactions may disrupt our ongoing business. The integration of acquisitions will require significant time and focus from management and may divert attention from the day‑to‑day operations of the combined business or delay the achievement of our strategic objectives. In particular, the NYX acquisition resulted in an expansion of our portfolio of content, technology and products, and the Don Best acquisition resulted in an expansion of our portfolio of B2B sports wagering offerings and added new capabilities to our Digital business. Our business may be negatively impacted following the NYX and Don Best acquisitions if we are unable to effectively manage our expanded operations. The implementation of our integration plans following the NYX and Don Best acquisitions will require significant time and focus from management and may divert attention from the day-to-day operations of the combined business. We also cannot assure that we will not incur liabilities for the past activities of NYX and Don Best or their subsidiaries.
The proposed initial public offering of a minority interest in our Social gaming business is subject to various risks and uncertainties, any of which could negatively impact our businesses, financial condition, results of operations and prospects.
In November 2018, we announced our consideration of a possible initial public offering of a minority interest in our Social gaming business in 2019. In December 2018, we announced that the Social gaming business confidentially submitted a draft registration statement to the SEC relating to such offering. Consummation of the offering, as well as the timing of any such offering, is subject to various factors, including market conditions and the completion of the SEC’s review process. We cannot assure that we will proceed with such offering.

Even if we proceed with such offering, we may not be able to achieve the anticipated strategic and financial benefits expected as a result of the Social gaming business becoming a standalone public company, or such benefits may be delayed.
If the offering is consummated, we and the Social gaming business may seek to amend or revise one or more of the existing services and license agreements entered into in September 2016 between the Social gaming business and us and our other subsidiaries, which could result in a change in the amounts paid by the Social gaming business to us thereafter.
The consummation of the offering will also result in a dilution of our economic interest in the Social gaming business, and as a result we will only benefit from a portion of any profits and growth of that business, and from any dividends and other distributions from that business, if any. Furthermore, the terms of any indebtedness incurred by the Social gaming business may limit the ability of the Social gaming business to pay dividends or make other distributions to us, or to amend the agreements between the Social gaming business and us and our other subsidiaries.
Whether or not the possible initial public offering is successful, the process of accomplishing the transaction may divert our management’s attention from other business issues and opportunities. Failure to effectively attend to such business issues and opportunities or identify, pursue and execute new business initiatives, may adversely affect us.
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
We may enter into transactions that include multiple performance obligations, and applicable accounting principles or regulatory product approval delays could impact when we recognize revenue with respect to such transactions and could adversely affect our financial results for any given period. In addition, fluctuations may occur in our revenue and related deferred revenue as a result of revenue arrangements with multi-performance obligations that include both hardware and software. See “Management’s Discussion and Analysis of Financial Condition and Results of Operations - Critical Accounting Estimates - Revenue recognition” in Part II, Item 7 and Note 3 of this Annual Report on Form 10-K for additional information.
We may incur additional impairment charges.
We review our amortizable intangible assets for impairment when events or changes in circumstances indicate the carrying value may not be recoverable. We test goodwill and other indefinite-lived intangible assets for impairment at least annually. Factors that may indicate a change in circumstances, such that the carrying value of our goodwill, amortizable intangible assets or other non-amortizing assets may not be recoverable, include a decline in our stock price and market capitalization, reduced future cash flow estimates, and slower growth rates in industry segments in which we participate. We may be required to record a significant charge in our consolidated financial statements during the period in which any impairment of our goodwill or intangible assets is determined, which would negatively affect our results of operations. For example, during 2016 we recorded a charge of $69.0 million for the impairment of goodwill.
Additionally, as disclosed in risk factor “We and our industries are subject to strict government regulations that may limit our existing operations, have an adverse impact on our ability to grow and affect our license eligibility or expose us to fines or other penalties.” above, any enacted regulatory changes resulting in reduction to stakes for gaming terminals in the U.K. gaming sector could negatively impact the recoverability of the carrying value of our goodwill and other assets for our legacy U.K. Gaming reporting unit, which might result in material impairment charges. As of December 31, 2018, our legacy U.K Gaming reporting unit carrying amount of goodwill was $173.6 million. Moreover, application of the goodwill impairment test requires judgment, including the identification of reporting units, assignment of assets and liabilities to reporting units, assignment of goodwill to reporting units, and determination of the fair value of each reporting unit. We are in the process of integrating the recent acquisitions of NYX and Don Best, including an implementation of our ERP system, which combined with the recent management changes in our Digital business segment could result in realignment of reporting units. Any such realignment requiring a change in reporting units might result in impairment charges. We cannot predict the occurrence of impairments, and we cannot assure that we will not have to record additional impairment charges in the future.

Our results of operations fluctuate due to seasonality and other factors and, therefore, our periodic operating results are not guarantees of future performance.
                Our results of operations can fluctuate due to seasonal trends and other factors. Sales of our gaming machines to casinos are generally strongest in the spring and slowest in the summer, while revenue from our Participation gaming machines is generally strongest in the spring and summer. Player activity for our Social business is generally slower in the second and third quarters of the year, particularly during the summer months. Player activity for our Digital business varies based on seasons of different popular sports such as soccer, professional and collegiate football, and professional and collegiate basketball. Certain other seasonal trends and factors that may cause our results to fluctuate include: the geographies where we operate; holiday and vacation seasons; climate; weather; economic and political conditions; timing of the release of new products; significant equipment sales or the introduction of gaming or lottery activities in new jurisdictions or to new customers; the size and duration of draw lottery game jackpots; and other factors.
In addition, it is difficult for us to forecast the timing of revenue from sports wagering in our Digital business because our sports wagering customers typically invest substantial time, money and other resources researching their needs and available competitive alternatives before deciding to purchase our solutions. Typically, the larger the potential sale, the more time, money and other resources will be invested by customers. Our sports wagering sales cycles also vary depending on the products and technology our prospective customers are looking to license. As a result, it may take many months after our first contact with a customer before a sale can actually be completed. In addition, we rely on our technology team to integrate our sports wagering software with that of the customer’s, and therefore, our sales efforts are vulnerable to delays at both the customer level and the integration level. During these long sales cycles, events may occur that affect the size or timing of the launch, or even cause it to be cancelled, including: purchasing decisions may be postponed during periods of economic uncertainty; we or our competitors may announce or introduce new solutions; our competitors may offer lower prices; technology problems of customers may arise to slow deadlines or launch targets; or budget and purchasing priorities of customers may change. If any of these events were to occur, sales of our sports wagering solutions or services may be cancelled or delayed, which would reduce our revenue and income.
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
Our production of instant lottery products, in particular, depends upon a continuous supply of raw materials, supplies, power and natural resources. Our operating results could be adversely affected by an interruption or cessation in the supply of these items or a serious quality assurance lapse, including as a result of the insolvency of any of our key suppliers.
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
In our Lottery systems business, we transmit certain wagering data using cellular technology and satellite transponders, generally pursuant to long‑term contracts. The technical failure of any of these cellular or satellite services would require us to obtain other communication services, including other cellular or satellite access. In some cases, we employ backup systems to limit our exposure in the event of such a failure. While these networks are inherently highly redundant, we cannot assure access to such other cellular services or satellites or, if available, the ability to obtain the use of such other cellular services or satellites on favorable terms or in a timely manner. While cellular and satellite failures are infrequent, the operation of each is outside of our control.

In addition, in our Gaming, Lottery, Social and Digital businesses, we rely upon a number of significant third‑party suppliers and vendors delivering parts, equipment and services on schedule in order for us to meet our contractual commitments. Furthermore, we outsource the manufacturing of certain of our sub-assemblies to third parties in the U.S.,

Europe, Central America and Asia. The willingness of such third parties to provide their services to us may be affected by various factors. Changes in law or regulation in any jurisdiction in which we operate may make the provision of key services to us unlawful in such jurisdictions. To the extent that third parties are unwilling or unable to provide services to us, this may have an adverse impact on our operations, financial performance and prospects. Failure of these third parties to meet their delivery commitments could result in us being in breach of, and subsequently losing, the affected customer orders, which loss could have a material adverse effect on our results of operations, cash flows and financial condition. We rely on network and/or telecommunications services for certain of our products. For instance, any disruption to our network or telecommunications could impact our linked or networked games, which could reduce our revenue.
In our Lottery, Social and Digital businesses, we often rely on third-party data center providers to, among other things, host our remote game servers. Our Lottery, Social and Digital businesses could be adversely impacted by breaches of or disruptions to these third-party data centers, including through disruptions in our RMG and lottery businesses, potential service level penalties with respect to our customers, reputational harm, the disclosure of proprietary information or the information of our customers or the theft of our or our customers assets, and to the extent any such data center provider was unable or unwilling to continue to provide services to us.
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
We have foreign operations which expose us to business and legal risks, including compliance with anti-corruption laws, and a portion of our revenue and expenses are denominated in British Pounds Sterling, Australian Dollars and Euros, which subjects us to foreign currency exchange rate fluctuations and other risks.
We are a global business and derive a substantial portion of our revenue from operations outside of the U.S. For the year ended December 31, 2018, we derived approximately 35% of our revenue from sales to customers outside of the U.S.
Our consolidated financial results are affected by currency exchange rate fluctuations. We are exposed to currency exchange rate fluctuations because portions of our revenue and expenses are denominated in currencies other than the U.S. dollar, particularly the British Pound Sterling, the Australian dollar and the Euro. We are also exposed to currency exchange rate fluctuations in the British Pound Sterling due to uncertainties surrounding Brexit. Exchange rate fluctuations have in the past adversely affected our results of operations, cash flows and financial condition and may adversely affect our results of operations, cash flows and financial condition and the value of our assets outside the U.S. in the future. If a foreign currency is devalued in a jurisdiction in which we are paid in such currency, we may require our customers to pay higher amounts for our products, which they may be unable or unwilling to pay. In addition, a portion of our debt is denominated in Euros, and the re-introduction of individual currencies in one or more member states of the EU or, in extreme circumstances, the possible dissolution of the Euro entirely, could adversely affect the value of our Euro-denominated debt, and the treatment of debt obligations previously denominated in Euros would be uncertain. This uncertainty could have a material adverse effect on our foreign operations, including on our Euro-denominated debt. In addition, if such events occurred, the financial and capital markets within and outside Europe could constrict and negatively impact our ability to finance our business. Such events could also cause a substantial reduction in consumer confidence and spending that could negatively impact our customers and our business.
Our operations in foreign jurisdictions subject us to additional risks customarily associated with such operations, including: the complexity of foreign laws, regulations and markets; the uncertainty of enforcement of remedies in foreign jurisdictions; the impact of foreign labor laws and disputes; the ability to attract and retain key personnel in foreign jurisdictions; the economic, tax and regulatory policies of local governments; compliance with applicable anti-money laundering, anti-bribery and anti‑corruption laws, including the Foreign Corrupt Practices Act and other anti‑corruption laws that generally prohibit U.S. persons and companies and their agents from offering, promising, authorizing or making improper payments to foreign government officials for the purpose of obtaining or retaining business; and compliance with applicable sanctions regimes regarding dealings with certain persons or countries. Certain of these laws also contain provisions that require accurate record keeping and further require companies to devise and maintain an adequate system of internal accounting controls. Although we have policies and controls in place that are designed to ensure compliance with these laws, if those controls are ineffective or an employee or intermediary fails to comply with the applicable regulations, we may be subject to criminal and civil sanctions and other penalties. Any such violation could disrupt our business and adversely affect our reputation, results of operations, cash flows and financial condition.
In addition, our international business operations could be interrupted and negatively affected by terrorist activity, political unrest or other economic or political uncertainties. Further, foreign jurisdictions could impose tariffs, quotas, trade barriers and other similar restrictions on our international sales.

For example, in 2018 the U.S. announced certain trade actions under Section 232, and Section 301 of the Trade Expansion Act of 1962, including tariff increases on several imported products. These new U.S. tariffs, along with other U.S. trade actions, have triggered retaliatory actions by certain affected countries, such as the People’s Republic of China, and other foreign governments have initiated or are considering imposing trade measures on U.S. goods. Given the uncertainty regarding the scope and duration of these trade actions by the U.S. and other countries, we cannot predict whether, or to what extent, tariffs and other trade restrictions may be imposed on or otherwise become applicable to our product offerings or supply chain, and the impact of these trade actions on our business remains uncertain. While tariffs and other trade actions by the U.S. and other countries have not yet had a significant impact on our business and we are implementing measures to limit the impact of tariffs on our cost structure, we cannot predict further developments. Tariffs and other trade actions could result in increases in our cost of doing business and in the sale prices of certain of our products and could negatively impact demand for our products, which could materially adversely affect our results of operations, cash flows and financial conditions.
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
The uncertainty surrounding the U.K.’s decision to withdraw from the EU may adversely affect our business.
On June 23, 2016, the U.K. held a referendum in which voters approved an exit from the EU, commonly referred to as “Brexit.” As a result of the referendum, the British government negotiated the terms of an agreement with the EU regarding the U.K.’s relationship with the EU following its exit from the EU. On January 15, 2019, the British Parliament, however, rejected the proposed agreement for the U.K.’s withdrawal from the EU. As a result, there remains considerable uncertainty around the withdrawal of the U.K. from the EU. Failure to obtain parliamentary approval of a negotiated withdrawal agreement would mean that the U.K. would leave the EU on March 29, 2019, possibly with no agreement.
The Brexit vote and the uncertainty around the British Parliament’s approval of the agreement with the EU regarding the U.K.’s withdrawal from the EU has resulted in political, legislative and regulatory uncertainty throughout the region and could adversely affect business activity, restrict the movement of capital and the mobility of personnel, and otherwise impair political stability and economic conditions in the U.K., the EU and elsewhere. Any of these developments could have a material adverse effect on business activity in the U.K. or the EU. Given that we conduct a substantial portion of our business in continental Europe and the U.K., any of these developments could have a material adverse effect on our business, results of operations, cash flows and financial condition.
The uncertainty concerning the terms of Brexit could have a negative impact on the growth of the U.K. and EU economies and has caused greater volatility in the British Pound Sterling, the Euro and other currencies. Changes in currency exchange rates may reduce the reported value of our revenues outside the U.S. The announcement and considerable uncertainty around the withdrawal of the U.K. from the EU has caused significant volatility in global stock markets and currency exchange rate fluctuations, including the strengthening of the U.S. dollar against foreign currencies, and we expect such volatility to continue as U.K.-EU negotiations proceed.
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
Tax laws are dynamic and subject to change as new laws are passed and new interpretations of the law are issued or applied. The United States enacted comprehensive tax reform in 2017, and related interpretive guidance and proposed U.S. Treasury regulations have since been, and will continue to be, issued. Our existing corporate structure and intercompany arrangements have been implemented in a manner that we believe is in compliance with current prevailing tax laws. However, the tax positions that we take and the tax benefits that we intend to eventually derive could be undermined due to changing tax laws. Final U.S. Treasury regulations related to recent U.S. tax reform are expected to be issued in the future and may be meaningfully different from proposed regulations or interpretive guidance on which we have relied. In addition, the taxing authorities in the U.S. and other jurisdictions where we do business regularly examine our income and other tax returns. The ultimate outcome of these examinations cannot be predicted with certainty.
We depend on our key employees and rely on skilled employees with creative and technical backgrounds.
We depend on the continued performance of our executive officers and key personnel, including Barry Cottle, our President and Chief Executive Officer. If we lose the services of any of our executive officers or key personnel and cannot find suitable replacements for such persons in a timely manner, it could have an adverse impact on our business. Our ability to expand is dependent on our ability to recruit and retain talented employees in the U.S. and internationally who are capable of leading our employees to achieve our strategic objectives.
We also rely on our highly skilled, technically trained and creative employees to develop new technologies and create innovative products. Such employees, particularly game designers, engineers and project managers with desirable skill sets are in high demand, and we devote significant resources to identifying, hiring, training, successfully integrating and retaining these employees. A lack of skilled technical workers could delay or negatively impact our business plans, ability to compete, results of operations, cash flows and financial condition.
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
Litigation is pending in Colombia arising out of the termination of certain Colombian lottery contracts in 1993. An agency of the Colombian government has asserted claims against certain parties, including us, which owned a minority interest in Wintech de Colombia S.A., or Wintech (now liquidated), the former operator of the Colombian national lottery. The claims are for, among other things, contract penalties, interest and the amount of a bond issued by a Colombian surety. We cannot assure that this litigation will not be resolved adversely to us or result in material liability.
On December 13, 2018, in connection with the Shuffle Tech matter, the defendants announced that they reached a settlement, and that as part of the settlement, we paid the plaintiffs $151.5 million, which represents 45% of the $105.0 million in compensatory damages awarded by the jury on August 7, 2018, which was subject to trebling, as well as attorney’s fees and costs. As part of the settlement, on December 24, 2018, the trial court entered an order vacating and striking the judgment entered on the jury’s verdict, denying all pending motions and petition as moot, and dismissing the Shuffle Tech matter with prejudice. While this settlement resolves the disputed claims asserted in the Shuffle Tech matter, the defendants have not admitted, and continue to deny, any liability. For additional information regarding this or other litigation, see Note 22, which is incorporated by reference into Item 3 of this Annual Report on Form 10-K.
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
Our products could be defective, fail to perform as designed or otherwise cause harm to our customers, their equipment or their products. If any of our products are defective, we may be required to recall the products and/or repair or replace them, which could result in substantial expenses and affect our profitability. Any problem with the performance of our products, such as an instant lottery product misprint or false jackpot or other prize, could harm our reputation, which could result in a loss of sales to customers and/or potential customers. In addition, the occurrence of errors in, or fraudulent manipulation of, our products or software may give rise to claims by our customers or by our customers’ patrons, including claims by our customers for lost revenues and related litigation that could result in significant liability. Any claims brought against us by customers may result in diversion of management’s time and attention, expenditure of large amounts of cash on legal fees and payment of damages, lower demand for our products or services, or injury to our reputation. Our insurance may not sufficiently cover a judgment against us or a settlement payment and is subject to customary deductibles, limits and exclusions. In addition, a judgment against us or a settlement could make it difficult for us to obtain insurance in the coverage amounts necessary to adequately insure our businesses, or at all, and could materially increase our insurance premiums and deductibles. In addition, software bugs or malfunctions, errors in distribution or installation of our software, failure of our products to perform as approved by the appropriate regulatory bodies or other errors or malfunctions, may subject us to investigation or other action by gaming regulatory authorities, including fines.
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
We are a highly leveraged company. As of December 31, 2018, we had total indebtedness of $9,036.9 million, consisting primarily of borrowings under our credit agreement, Senior Notes and Subordinated Notes, net of unamortized discounts and deferred financing costs. In addition, as of December 31, 2018, there was approximately $270.5 million of availability under our revolving credit facility.
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

Our Gaming operations and Lottery systems businesses generally require significant upfront capital expenditures for gaming machine or lottery terminal assembly, software customization and implementation, systems and equipment installation and telecommunications configuration. In connection with a renewal or bid of a Gaming operations or Lottery systems contract, a customer may seek to obtain new equipment or impose new service requirements, which may require additional capital expenditures in order to retain or win the contract. In connection with the renewal of LNS’ exclusive concession to operate the Italian instant games lottery, we paid our pro rata share, or €160.0 million (€10.0 million paid in 2017 and the remaining €150.0 million paid in 2018), of the €800.0 million payment LNS was required to make to obtain the concession.
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
In addition, our credit agreement contains a covenant that is tested at the end of each fiscal quarter and requires us to not exceed a maximum consolidated net first lien leverage ratio of 5.5x Consolidated EBITDA (as defined in the credit agreement), with this ratio stepping down to 5.0x beginning with the fiscal quarter ended June 30, 2019. As a result of these covenants, we will be limited in the manner in which we can conduct our business, and may be unable to engage in favorable business activities or finance future operations or capital needs.
Various risks, uncertainties and events beyond our control could affect our ability to comply with these covenants. Failure to comply with any of the covenants in our existing or future financing agreements could result in a default under those agreements and under other agreements containing cross-default provisions. Such a default would permit lenders to accelerate the maturity of the debt under these agreements and other agreements containing cross-default provisions and to foreclose upon any collateral securing the debt. Under these circumstances, we might not have, or be able to obtain, sufficient funds or other resources to satisfy all of our obligations. In addition, the limitations imposed by financing agreements on our ability to incur additional debt, cause our subsidiaries to guarantee certain debt, pay dividends or make other distributions, or take other actions might significantly impair our ability to obtain other financing.
We cannot assure that we will be granted waivers or amendments to these agreements if for any reason we are unable to comply with these obligations or that we will be able to refinance our debt on terms acceptable to us, or at all.
Certain holders of our common stock exert significant influence over us and may make decisions that conflict with the interests of other stockholders.

In August 2004, MacAndrews & Forbes Incorporated (formerly known as MacAndrews & Forbes Holdings Inc.) was issued approximately 25% of our then outstanding Class A common stock in connection with its conversion of our then outstanding Series A Convertible Preferred Stock. As disclosed in a Form 4 filed with the SEC on December 31, 2018, this holder beneficially owned 36,050,736 shares of our then outstanding common stock, or approximately 39.1% of our outstanding common stock as of February 22, 2019. Pursuant to a stockholders’ agreement with us, which we originally entered into with holders of the Series A Convertible Preferred Stock, such holder is entitled to appoint up to four members of our Board of Directors and certain actions of our Company require the approval of such holder. As a result, this holder has the ability to exert significant influence over our business and may make decisions with which other stockholders may disagree, including, among other things, delaying, discouraging or preventing a change of control of our Company or a potential merger, consolidation, tender offer, takeover or other business combination.

ITEM 1B.    UNRESOLVED STAFF COMMENTS

None.

ITEM 2.    PROPERTIES

We occupy approximately 2,463,000 square feet of space in the U.S. Internationally, we occupy approximately 1,567,000 square feet of space. We believe that these facilities are adequate for our business as presently conducted. Set forth below is an overview of the principal owned and leased real estate properties that support our corporate headquarters and Gaming, Lottery, Social and Digital segments.

Location	Sq. Ft	Supports	Tenancy
Las Vegas, Nevada	487,100	Corporate Headquarters, Gaming and Digital	Lease/Own(1)
Alpharetta, Georgia	387,000	Lottery	Lease/Own(2)
India (Bangalore, Chennai, Pune)	194,200	Gaming, Lottery, Social and Digital	Lease
Chicago, Illinois	63,472	Gaming, Social and Digital	Lease
(1) Lease 335,100 sq. ft. and own 152,000 sq. ft.
(2) Lease 32,000 sq. ft. and own 355,000 sq. ft.

Our owned Alpharetta and Las Vegas facilities listed above are encumbered by mortgages securing indebtedness under our credit agreement and Secured Notes. In addition to those listed above, we own and lease a number of additional less significant properties in the U.S. and internationally that support our operations.

ITEM 3.    LEGAL PROCEEDINGS

For discussion of our legal proceedings, see Note 22, which is incorporated by reference into this Item 3 of this Annual Report on Form 10-K.

ITEM 4.    MINE SAFETY DISCLOSURES

Not applicable.

PART II
ITEM 5. MARKET FOR REGISTRANT’S COMMON EQUITY, RELATED STOCKHOLDER MATTERS AND ISSUER PURCHASES OF EQUITY SECURITIES

Market for Our Common Stock

Our outstanding common stock is listed for trading on the Nasdaq Global Select Market under the symbol “SGMS.”    On February 22, 2019, the closing sale price for our common stock on the Nasdaq Global Select Market was $28.77 per share. There were 681 holders of record of our common stock as of February 22, 2019. This does not include the number of stockholders who hold shares of our common stock through banks, brokers or other financial institutions.

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

Stockholder Return Performance Graph
The following graph compares the cumulative total stockholder return over the five-year period ended December 31, 2018 of our then outstanding common stock, the Nasdaq Composite Index and indices of our peer group companies that operate in industries or lines of business similar to ours.

Our peer group companies consist of Aristocrat (Australian Securities Exchange: ALL), IGT (New York Stock Exchange: IGT), Intralot, S.A (Athens Stock Exchange: IRLTY), Pollard Banknote Limited (Toronto Stock Exchange: PBL.UN-TO) and Everi Holdings Inc. (New York Stock Exchange: EVRI).
The companies in each peer group have been weighted based on their relative market capitalization each year. The graph assumes that $100 was invested in our then outstanding common stock, the Nasdaq Composite Index and the peer group indices at the beginning of the five-year period and that all dividends were reinvested. The comparisons are not intended to be indicative of future performance of our common stock.

	12/13	12/14	12/15	12/16	12/17	12/18
Scientific Games Corporation	$100.00	$75.19	$52.98	$82.69	$303.01	$105.61
NASDAQ Composite	$100.00	$114.62	$122.81	$133.19	$172.11	$165.84
Peer Group	$100.00	$111.29	$143.99	$218.70	$318.83	$241.92

ITEM 6.    SELECTED FINANCIAL DATA
Selected financial data presented below as of and for each of the five years ended December 31, 2018 have been derived from our historical consolidated financial statements. The information below reflects the acquisitions and dispositions of certain businesses from 2014 through 2018, including the NYX acquisition in January 2018, the Bally acquisition in November 2014, the disposition of our equity investment in Sportech plc in January 2014 and various immaterial acquisitions consummated during the years ended December 31, 2017 and 2018, described in Note 9. This data should be read in conjunction with “Management’s Discussion and Analysis of Financial Condition and Results of Operations” in Part II, Item 7 of this Annual Report on Form 10-K and our Consolidated Financial Statements and the Notes thereto included in Part IV, Item 15 of this Annual Report on Form 10-K.
FIVE YEAR SUMMARY OF SELECTED FINANCIAL DATA
(in millions, except per share amounts)

		As of and for the Year Ended December 31,
	2018	2017	2016	2015	2014
Total revenue(1)	$3,363.2	$3,083.6	$2,883.4	$2,758.8	$1,786.4
Net loss from continuing operations	$(352.4)	$(242.3)	$(353.7)	$(1,394.3)	$(234.3)

Basic and diluted net loss per share from continuing operations	$(3.87)	$(2.72)	$(4.05)	$(16.23)	$(2.77)

Balance Sheet Data
Total assets	$7,717.8	$7,725.3	$7,087.4	$7,732.2	$9,721.1
Total long-term debt, including current portion	$9,036.9	$8,776.6	$8,074.2	$8,207.0	$8,312.9
(1) As described in Note 1, total revenue for the year ended December 31, 2018 is presented in accordance with ASC 606, while prior periods continue to be reported in accordance with historical revenue recognition guidance under ASC 605 or ASC 985-605, as applicable, in accordance with the modified retrospective transition method.

ITEM 7.    MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS
The following discussion is intended to enhance the reader’s understanding of our operations and current business environment and should be read in conjunction with the description of our business (see Part I, Item 1 of this Annual Report on Form 10-K) and our Consolidated Financial Statements and Notes (see Part IV, Item 15 of this Annual Report on Form 10-K).
        This “Management’s Discussion and Analysis of Financial Condition and Results of Operations” (“MD&A”) contains forward-looking statements within the meaning of the Private Securities Litigation Reform Act of 1995 and should be read in conjunction with the disclosures and information contained and referenced under “Forward-Looking Statements” and “Risk Factors” at the beginning and in Part I, Item 1A, respectively, of this Annual Report on Form 10-K. As used in this MD&A, the terms “we,” “us,” “our” and the “Company” mean Scientific Games Corporation together with its consolidated subsidiaries.

BUSINESS OVERVIEW
We are a leading developer of technology‑based products and services and associated content for the worldwide gaming, lottery, social and digital gaming industries. Our portfolio of revenue-generating activities primarily includes supplying gaming machines and game content, casino management systems and table game products and services to licensed gaming entities; providing instant and draw‑based lottery products, lottery systems and lottery content and services to lottery operators; providing social casino solutions to retail consumers and regulated gaming entities as applicable; and providing a comprehensive suite of digital RMG and sports wagering solutions, distribution platforms, content, products and services to various gaming entities. We also gain access to technologies and pursue global expansion through strategic acquisitions and equity investments.
We are incorporated in Nevada. For more information on our corporate history, please see the General introduction to Part I, Item 1 “Business” above.

Highlights, including recent developments:
Mergers and Acquisitions

•	In January 2018, we acquired NYX, creating a leading digital provider of sports wagering, iGaming and iLottery technologies, platforms, content and services.

•	In January 2018, we acquired privately held Tech Art, which acquisition was accretive to our financial performance and expanded our portfolio of gaming products.

•
In November 2018, we completed the acquisition of Don Best, a leading global supplier of real-time betting data and pricing for North American sporting events, which broadened our portfolio of U.S. sports wagering industry services.

Financings and Capital Markets Transactions

•
In February 2018, we successfully completed a series of financing transactions, including a private offering of an additional $900.0 million principal amount of our 2025 Secured Notes, €325.0 million of new 2026 Secured Euro Notes and €250.0 million of new 2026 Unsecured Euro Notes, and an amendment to our credit agreement to refinance our existing term loan B-4 facility and increase the term loans outstanding by $900.0 million under a new term loan B-5 facility (collectively referred to as the “February 2018 Refinancing”). We used the net proceeds of the February 2018 Refinancing to redeem $2,100.0 million of our outstanding 2022 Secured Notes and prepay a portion of our revolver borrowings under our credit agreement and pay accrued and unpaid interest thereon plus related premiums, fees and expenses. These actions extended the maturity of $2,100.0 million of our debt from 2022 out to 2024, 2025 and 2026. In connection with the amendment to our credit agreement, the interest rate on our term loans was decreased from LIBOR plus 3.25% to LIBOR plus 2.75%.

•
On October 18, 2018, we increased the amount of our existing revolving credit agreement by $50.0 million to $495.7 million until it matures on October 18, 2020. On December 12, 2018, we increased the amount of our existing revolving credit agreement by $125.0 million to $620.7 million until it matures on October 18, 2020.

•
In November 2018, we announced that we are considering a possible initial public offering of a minority interest in our social gaming business in 2019, which we believe will provide us with greater flexibility to pursue additional growth initiatives specifically designed for our social gaming business, as well as unlock additional value for our stakeholders.

Expanding our Customer Base and Entering New Markets

•	On May 14, 2018 the Supreme Court of the U.S. overturned the PASPA, a decision that opened up a path to legalization of sports wagering across the country.

•	During the third quarter of 2018, we successfully launched our sports wagering platform with Caesars Entertainment in multiple jurisdictions.
Leadership Changes and Other

•	On June 1, 2018, Barry L. Cottle succeeded Kevin M. Sheehan as SGC’s President and Chief Executive Officer, after previously having served as Chief Executive, SG Interactive.

•
In December 2018, we reached a settlement agreement with the plaintiffs in the Shuffle Tech Matter, which was settled for $151.5 million (see Note 22 and “Liquidity, Capital Resources and Working Capital - Cash and Available Revolver Capacity” below).

Trends and Uncertainties
We continue to experience challenges that are representative of trends and uncertainties that may affect our business and results of operations. We are a highly leveraged company which presents several challenges, including the dedication of a significant portion of our cash flow from operations to service interest and principal payments on our indebtedness. Additional challenges we face relate to expanding our footprint within international markets and the related process of obtaining regulatory approvals to provide services and products within these new and emerging markets. A third set of challenges relates to changes in the competitive landscape. Our major competitors are expanding their product and service offerings with integrated products and solutions. We are also faced with challenges related to foreign currency risk. Our international operations provide a significant portion of our total revenue and expenses. Many of these revenue and expenses are denominated in currencies other than the U.S. Dollar. We also have foreign currency exposure related to certain of our equity investments, cross-currency interest rate swaps, and Euro-denominated debt. As a result, changes in foreign exchange rates may significantly affect our results of operations.
Reportable Segments
The business segment amounts included in MD&A are presented on a basis consistent with our internal management reporting as of December 31, 2018. Segment information appearing in Note 2 is also presented on this basis. We report our operations in four business segments — Gaming, Lottery, Social and Digital — representing our different products and services. See Note 2 for additional business segments information.

CONSOLIDATED RESULTS

(in millions)	Year Ended December 31,			Variance
	2018	2017	2016	2018 vs. 2017		2017 vs. 2016
Total revenue	$3,363.2	$3,083.6	$2,883.4	$279.6	9%	$200.2	7%
Total operating expenses	3,097.6	2,690.5	2,752.8	407.1	15%	(62.3)	(2)%
Operating income	265.6	393.1	130.6	(127.5)	(32)%	262.5	201%
Net loss before income tax	(339.3)	(227.8)	(478.7)	(111.5)	49%	250.9	(52)%
Net loss	(352.4)	(242.3)	(353.7)	(110.1)	45%	111.4	(31)%

Revenue

(in millions)	Year Ended December 31,			Variance
	2018	2017	2016	2018 vs. 2017		2017 vs. 2016
Gaming	$1,831.4	$1,844.3	$1,772.7	$(12.9)	(1)%	$71.6	4%
Lottery	846.3	811.5	777.9	34.8	4%	33.6	4%
Social	415.9	362.0	274.4	53.9	15%	87.6	32%
Digital	269.6	65.8	58.4	203.8	310%	7.4	13%
Total revenue	$3,363.2	$3,083.6	$2,883.4	$279.6	9%	$200.2	7%

Year Ended December 31, 2018 Compared to Year Ended December 31, 2017

Gaming revenue decreased reflecting lower gaming machine sales, lower WAP and premium game participation units revenue and Other Participation and leased units revenue, offset by higher gaming systems revenue and table products revenue. The decrease in gaming machine sales was due to fewer openings and expansions resulting in lower unit sales during 2018. The decrease in WAP and premium game participation units revenue is primarily due to the lower ending installed base and average daily revenue per unit coupled with the impact of ASC 606 adoption. The decrease in Other Participation and leased units revenue is primarily due to lower average daily revenue per unit. The 2018 period reflects $22.3 million in jackpot charges for our WAP services recorded as a reduction to revenue, which was reflected as a cost of services in the prior-year comparable period. Gaming revenue included a favorable foreign currency impact of $11.1 million for 2018.

Lottery revenue increased from both lottery systems and instant products revenue. Lottery systems revenue increased due to organic domestic growth coupled with higher retail sales of multi-state games such as POWERBALL® and MEGA MILLIONS®.

Social revenue increased primarily due to continued growth in our mobile platform business, reflecting the ongoing popularity of our Bingo Showdown®, Quick Hit® Slots, 88 Fortunes® Slots, Jackpot Party® Social Casino and the recently launched MONOPOLY Slots.

Digital revenue increased primarily due to the impact of the NYX acquisition completed on January 5, 2018, which comprised $198.0 million in revenue for 2018.

Operating expenses

	Year Ended December 31,			Variance
(in millions)	2018	2017	2016	2018 vs. 2017		2017 vs. 2016
Operating expenses:
Cost of services(1)	$505.6	$417.2	$396.5	$88.4	21%	$20.7	5%
Cost of product sales(1)	465.6	465.3	424.6	0.3	—%	40.7	10%
Cost of instant products(1)	284.1	282.1	285.2	2.0	1%	(3.1)	(1)%
SG&A	696.9	613.1	577.0	83.8	14%	36.1	6%
R&D	202.3	184.1	204.8	18.2	10%	(20.7)	(10)%
D&A	689.7	682.8	738.7	6.9	1%	(55.9)	(8)%
Goodwill impairment	—	—	69.0	—	N/A	(69.0)	(100)%
Restructuring and other	253.4	45.9	57.0	207.5	452%	(11.1)	(19)%
Total operating expenses	$3,097.6	$2,690.5	$2,752.8	$407.1	15%	$(62.3)	(2)%
(1) Exclusive of D&A.

Impact of NYX Acquisition

The NYX acquisition has increased operating expenses in 2018 compared to 2017 as set forth in the following table:

	2018 vs. 2017
($ in millions)	Variance	NYX Impact	Remaining Variance
Operating expenses:
Cost of services	$88.4	$66.6	$21.8
Cost of product sales	0.3	2.8	(2.5)
Cost of instant products	2.0	—	2.0
SG&A	83.8	65.2	18.6
R&D	18.2	32.2	(14.0)
D&A	6.9	52.9	(46.0)
Restructuring and other	207.5	19.0	188.5
Total operating expenses	$407.1	$238.7	$168.4

The drivers of significant operating expense variances for the comparable periods exclusive of the NYX acquisition impact (see above) are described below.

Cost of revenue

Total cost of revenue increased primarily due to a $19.1 million higher Social business segment cost of services directly attributable to revenue growth, a $10.7 million higher Lottery business segment cost of revenue in line with an overall revenue growth, partially offset by $9.3 million lower Gaming business segment cost of revenue, with the remaining variance attributable to the Digital business segment. The Gaming business segment cost of services decrease is reflective of the prior period jackpot expense for WAP jackpots of $23.2 million currently recorded as a reduction to revenue reflected in the prior-year comparable period as a cost of services, which was partially offset by higher cost of products.

SG&A

The increase in SG&A was primarily due to the following: (1) a $16.3 million increase in stock-based compensation primarily attributable to an incremental expense related to acceleration and cancellation of equity awards associated with executive changes; (2) an $18.4 million increase in marketing expense primarily associated with our Social business players acquisition and retention costs; (3) a $5.7 million in increase in salaries and benefits and related costs; partially offset by (4) $29.0 million in lower incentive compensation, with the remaining change due to various other individually immaterial operating expenses.

R&D

R&D decreased primarily due to lower Gaming business segment R&D spending for certain projects and more efficient business operations.

D&A
D&A decreased primarily due to certain Gaming segment acquired intangible assets becoming fully depreciated during 2017. 2018 reflects a $19.0 million impairment charge recorded during the first quarter of 2018 related to recording our assets held for sale to their expected net sales price (see Note 11).

Restructuring and other

The following items impacted 2018 consolidated restructuring and other expenses: (1) $151.5 million in charges related to our settlement of the Shuffle Tech Matter (see Note 22); (2) $28.7 million contingent consideration remeasurement charges (see Note 17); (3) $37.2 million in employee severance; with the remainder due to various integration related activities. See Note 4 “Restructuring and Other” for further information.

Other Factors Affecting 2018, 2017 and 2016 Net Loss Comparability

(in millions)	Year Ended December 31,
	2018	2017	2016	Factors Affecting Net Loss
				2018 vs. 2017	2017 vs. 2016
Interest expense	$(597.2)	$(609.7)	$(661.4)
Lower cash interest costs primarily resulting from 2017 and 2018 refinancing transactions, partially offset by higher outstanding debt principal balances (further discussed in “Liquidity, Capital Resources and Working Capital” and Note 16).
					Lower cash interest costs primarily resulting from 2017 refinancing transactions (further discussed in “Liquidity, Capital Resources and Working Capital” and Note 16).
(Loss) gain on debt financing transactions	(93.2)	(38.1)	25.2
Loss on debt financing transactions from our refinancing transactions consummated during the 2018 first quarter, including a $110.3 million premium charge associated with the redemption of the 2022 Secured Notes (see Note 16).
					Loss on debt financing transactions from our refinancing transactions consummated during the year (see Note 16).
Gain on remeasurement of debt	43.4	—	—
The gain is attributable to remeasurement of the 2026 Secured Euro Notes and 2026 Unsecured Euro Notes and reflective of weakening of the Euro vs. the U.S. dollar since the issuance of these notes (1.24 exchange rate at issuance vs. 1.14 as of December 31, 2018).
					n/a
Other income, net	17.2	0.2	13.9	2018 reflects a $16.3 million gain associated with the sale of assets held for sale during the fourth quarter of 2018.
2017 results reflect an $8.4 million loss compared to a $2.2 million gain in 2016, primarily due to the strengthening of the British Pound Sterling and the Euro, driving a $10.6 million change. 2017 also includes a $1.5 million loss related to change in fair value of the NYX investment.

Income tax (expense) benefit(1)	(13.1)	(14.5)	125.0	The reduction is primarily due to the overall mix of income in our foreign jurisdictions, which was primarily offset by the impact of the Tax Act.
The change in income tax expense from 2016 to 2017 is primarily due to us no longer benefiting from our U.S. losses in 2017 as a result of having a full valuation allowance on our deferred tax assets. In addition, as a result of the Tax Act, we recognized a $9.9 million benefit in 2017 due to the impact of the change in enacted tax rates on our deferred tax liabilities.

(1) For additional information regarding the changes in our effective tax rates and the variance in our income tax (expense) benefit and impact of the Tax Act, see Note 21.

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

(in millions)	Year Ended December 31,
	2018			2017			2016
	Revenue	% Consolidated Revenue	F/X Impact on Revenue	Revenue	% Consolidated Revenue	F/X Impact on Revenue	Revenue	% Consolidated Revenue	F/X Impact on Revenue
Foreign Currency:
British Pound Sterling	$335.7	10.0%	$15.7	$224.3	7.3%	$(15.0)	$237.8	8.2%	$(42.2)
Euro(1)	227.8	6.8%	11.9	152.7	5.0%	3.3	131.6	4.6%	(0.5)
Australian Dollar	120.6	3.6%	(0.9)	143.0	4.6%	3.1	134.0	4.6%	(1.5)
(1) Our earnings from our Euro-denominated equity investment in LNS were $16.4 million, $14.3 million and $14.0 million for the years ended December 31, 2018, 2017 and 2016, respectively.

See “Business Segment Results” below for a more detailed explanation of the significant changes in our components of revenue and expenses within the individual segment results of operations.

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

Social revenue increased in 2017 primarily due to the ongoing popularity of Jackpot Party Social Casino and the success of more recent apps, such as the introduction of the 88 Fortunes app in the first quarter of 2017, combined with the acquisition of Spicerack, which closed in April 2017, and its Bingo Showdown social gaming app.

The Digital revenue increase reflects growth in both of our RMG and SG Universe offerings.

Cost of revenue

Consolidated cost of revenue increased by $58.3 million in 2017, including (1) a $34.1 million higher cost of Social services primarily related to platform fees associated with the $87.6 million increase in Social revenue; (2) a $11.4 million increase in Lottery cost of product sales driven primarily by increased terminal and software sales; and (3) a $29.3 million increase in Gaming cost of product sales driven by increased gaming machine and hardware sales; partially offset by $20.4 million decrease in gaming cost of services reflecting lower gaming operations revenue and lower third party royalty costs.

SG&A

SG&A increased $36.1 million in 2017 primarily due to the following: (1) an increase in Social SG&A of $23.4 million, primarily driven by additional marketing spend and user acquisition costs related to our growing portfolio of social and mobile gaming apps; (2) a $24.7 million increase in salaries and benefits primarily reflecting higher incentive compensation commensurate with our overall performance and to the lesser extent increased headcount; and (3) a $24.1 million increase in professional and legal fees. This increase was partially offset by benefits realized in the current year from the November 2016 business improvement initiative. The prior year also included $7.5 million of insurance proceeds recorded during the second quarter of 2016 in connection with a settlement of a legal matter.

R&D
R&D decreased primarily driven by reduced spending on outside resources for certain projects and headcount reduction completed as a part of the November 2016 business improvement initiative.

D&A

D&A decreased by $55.9 million in 2017 primarily due to certain acquired intangible assets from 2013 and 2014 acquisitions becoming fully depreciated in the third quarter of 2016, and acquired Gaming assets for which accelerated depreciation was recorded in the prior comparable period.

Goodwill impairment

During 2016, we recorded an impairment charge of $69.0 million to reduce the carrying value of our International Lottery Systems reporting unit’s goodwill balance to its implied fair value. See Note 11 for additional information.

Restructuring and other

Restructuring and other costs decreased $11.1 million in 2017, primarily associated with costs incurred in 2016 related to the November 2016 business improvement initiative partially offset by acquisition-related costs associated with NYX acquisition. See Note 4 for additional information.

BUSINESS SEGMENT RESULTS

The types of products and services from which our segments derive their revenues are further discussed in Notes 2 and 3. Certain financial information relating to our segments, including segment revenue, AEBITDA and total assets for the last three fiscal years and certain financial information relating to our revenue derived from and assets located in the U.S. and other geographic areas is included in Note 2.

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
Gaming operations
Service revenues from gaming operations are derived from WAP, premium and daily-fee Participation gaming machines and other leased gaming machines (including VLTs and ETSs) and other services revenue associated with gaming operations and licensing arrangements.
N/A
Gaming machine sales	N/A	Sale of new and used gaming machines, ETSs and VLTs, conversion game kits and spare parts.
Gaming systems
We provide services which include installation and support of casino management systems, including ongoing hardware maintenance and ongoing software maintenance and upgrade services of customer casino management systems.

We offer core slot, casino and table-management systems (collectively, “casino-management systems”) that help our customers improve communication with players, add excitement to the gaming floor and enhance operating efficiencies.

Table products	Revenue is generated from supplied table products and services (including Shufflers).	Sale of table products (including Shufflers) and PTG licensing.

Gaming Operations

Our services revenue includes revenue earned from Participation games, other gaming machine services and table product service arrangements. We categorize our Participation gaming machines as (1) WAP, premium and daily fee Participation games and (2) other leased and Participation games.

WAP, premium and daily fee Participation games

•WAP Participation games: WAP Participation games are electronically linked gaming machines that are located across multiple casinos within a single gaming jurisdiction or across Native American gaming jurisdictions. Players across linked gaming machines contribute to and compete for system-wide progressive jackpots that are designed to increase gaming machine play for participating casinos by giving the players the opportunity to win a larger jackpot than on a non-WAP gaming machine. We are responsible for funding WAP jackpots. We create WAP games using our proprietary brands and also using licensed brands. We operate our WAP systems in six states throughout the U.S. and in certain Native American casinos.

•Premium and daily fee Participation games: We offer two categories of non-WAP premium and daily fee Participation games: LAP and standalone. LAP games are gaming machines that are located within a single casino and are electronically linked to a progressive jackpot for that specific casino. Our LAP gaming machines feature games including those offered as WAP and our proprietary brands such as Ultimate Fire Link®, Dragon Spin®, Jackpot Party Progressive®, 88 Fortunes, 5 Treasures®, and Cash Spin. Our LAP products leverage both exclusive brand names and game play intellectual property, and typically offer players the chance to win multiple progressive jackpots, all of which tend to result in higher play volumes. We also provide certain standalone Participation games that are not linked to other gaming machines. Our standalone games feature titles under both licensed brands and our proprietary brands. Our standalone Participation gaming machines generally feature larger, more elaborate top-boxes and provide game play experiences not possible on a single screen game or on gaming machines that we sell.

Other leased and Participation games

•Server-based gaming: We provide wide-area gaming operators, such as LBOs, bingo halls and arcades, a comprehensive package of server-based products and services under long term contracts that typically include gaming machines, remote management of game content and management information, central computer systems, secure data communication and field support services. We are typically paid a fee based on the Net win generated by these gaming machines (subject to certain adjustments as may be specified in a particular contract, including adjustments for taxes and other fees). Our business in this category is primarily based in the U.K.

•VLTs: For certain customers, we provide our multi-game and single-game VLTs, which include video gaming machines, mechanical reel gaming machines and video poker games. Our VLTs may be operated as standalone units or may interface with central monitoring systems operated by government agencies. Our VLTs are typically located in places where casino-style gaming is not the only attraction, such as racetracks, bars and restaurants.

•Class II and centrally determined systems: We offer video and mechanical-reel gaming machines and VLTs for Class II and certain VLT jurisdictions where the game outcome is determined by a central server system that we provide. These Class II and centrally determined systems primarily operate in Native American casinos in Washington, Florida, Alabama and Oklahoma. We receive either a fixed daily fee or a percentage of the Net win generated by the gaming machines or VLTs connected to the central determination system and a small daily fee for the central determination system.

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

We also offer Shuffler products under month-to-month arrangements that contain Participation rates or fixed monthly rates. These arrangements include service of the product with back-up and replacement products available at the customer’s request.

We license our PTG content to commercial, tribal and governmental casino operators typically under month to month arrangements based on fixed monthly rates. PTGs which are designed to enhance operators’ table-game operations, include our internally developed and acquired PTGs, side bets, add-ons and progressive features. Our proprietary content and features are also added to public domain games such as poker, baccarat, pai gow poker, craps and blackjack table games and to electronic platforms.

Revenues from our Gaming products and services to external customers accounted for 54%, 60% and 61% of our total revenues in 2018, 2017 and 2016, respectively.

Current year update

We believe the market for gaming machine sales was challenging during 2018 and could remain challenging in the near term. These challenges included: (1) restrained investment in new replacement gaming machines by our existing customers; (2) fewer casino openings and expansions; (3) continued competition for new systems, gaming operations, gaming machines and table products businesses; and (4) other economic and regulatory pressures that affect our business operations globally.

For 2019, we expect to continue to face pricing pressure in our Gaming business segment. We anticipate that replacement demand for gaming machines and constraints on capital spending by gaming operators will continue at current levels. We anticipate that demand for our gaming systems products and services will remain at a constant level due to several Canadian contracts and related new system implementations anticipated to continue into 2019; however, timing can fluctuate based on timing of installations of the solutions. We believe we have begun to stabilize the erosion in the installed base of WAP, premium and daily-fee Participation gaming machines. During 2018 we launched several innovative new products to support our target of growing the overall category. These products were headlined by three JAMES BONDTM themed games showcased on our new Gamefield 2.0TM, TwinStar J43® iReels, and TwinStar® V75 cabinets, which have provided positive results since their launch during 2018. We are also expecting to deploy the Twinstar Wave XL as an addition to our Gaming Operations platform in early 2019.

During the second quarter of 2018, we signed a new seven-year agreement with Ladbrokes Coral Group to continue to supply terminals, content and related services, which represents a significant portion of our U.K. LBO server-based gaming business. In May 2018, the U.K. government approved the reduction of fixed-odds betting terminals maximum stakes limit from £100 to £2, which is expected to be effective April 2019, and is expected to have negative near term impact on our U.K. gaming results of operations.

Results of Operations and Key Performance Indicators

(in millions)	Year Ended December 31,			Variance
	2018	2017	2016	2018 vs. 2017		2017 vs. 2016
Total revenue	$1,831.4	$1,844.3	$1,772.7	$(12.9)	(1)%	$71.6	4%
Total operating expenses	1,435.7	1,498.0	1,560.7	(62.3)	(4)%	(62.7)	(4)%
AEBITDA	919.5	895.6	821.6	23.9	3%	74.0	9%

Year Ended December 31, 2018 Compared to Year Ended December 31, 2017

Revenue

(in millions, except for unit and per unit revenue information)	Year Ended December 31,			Variance
	2018	2017	2016	2018 vs. 2017		2017 vs. 2016
Revenue:
Gaming operations	$631.9	$696.0	$725.3	$(64.1)	(9)%	$(29.3)	(4)%
Gaming machine sales	646.3	672.4	618.2	(26.1)	(4)%	54.2	9%
Gaming systems	320.6	274.0	240.8	46.6	17%	33.2	14%
Table products	232.6	201.9	188.4	30.7	15%	13.5	7%
Total revenue	$1,831.4	$1,844.3	$1,772.7	$(12.9)	(1)%	$71.6	4%
F/X impact on revenue	$11.1	$(1.6)	$(22.4)	$12.7	(794)%	$20.8	(93)%

KPIs:
WAP, premium and daily fee Participation units:
Installed base at period end	19,228	20,642	21,465	(1,414)	(7)%	(823)	(4)%
Average daily revenue per unit	$50.72	$50.96	$51.73	$(0.24)	—%	$(0.77)	(1)%

Other Participation and leased units:
Installed base at period end	48,264	48,259	47,474	5	—%	785	2%
Average daily revenue per unit	$13.65	$14.64	$15.29	$(0.99)	(7)%	$(0.65)	(4)%

Gaming machine sales:
U.S. and Canadian new unit shipments	20,187	20,731	18,180	(544)	(3)%	2,551	14%
International new unit shipments	11,608	13,257	13,430	(1,649)	(12)%	(173)	(1)%
Total new unit shipments	31,795	33,988	31,610	(2,193)	(6)%	2,378	8%
Average sales price per new unit	$17,375	$17,231	$16,647	$144	1%	$584	4%

Gaming Operations

Gaming operations revenue decreased in 2018 primarily due to: (1) $22.3 million in jackpot expense for our WAP services recorded as a reduction to revenue as a result of ASC 606 adoption; (2) a 1,414 unit decrease in the installed base of WAP, premium and daily-fee Participation gaming machines; and (3) a decrease in the average daily revenue per WAP, premium and daily-fee Participation units and Other Participation and leased units revenue.

WAP, premium and daily-fee Participation units ending installed base decreased, reflecting a strategic long-term relationship entered into during the third quarter of 2018 that converted a number of non-premium units to sale in Oklahoma and also to a lesser degree the removal of certain lower yielding Oregon VLT units. A decline in Other Participation and leased units revenues-per-day was driven by an increase in installed base of lower yielding Greece units.

Gaming Machine Sales

Gaming machine unit sales decreased primarily due to lower unit sales resulting from fewer casino openings and expansions during 2018, which was partially offset by an increase in the average sales price per unit, reflecting a more favorable mix of gaming machines. The following table summarizes the change in Gaming machine unit sales:

	Year Ended December 31,		Variance
	2018	2017	2018 vs. 2017
U.S. and Canadian unit shipments:
Replacement units	16,185	15,265	920	6%
Casino opening and expansion units	4,002	5,466	(1,464)	(27)%
Total unit shipments	20,187	20,731	(544)	(3)%

International unit shipments:
Replacement units	11,030	12,308	(1,278)	(10)%
Casino opening and expansion units	578	949	(371)	(39)%
Total unit shipments	11,608	13,257	(1,649)	(12)%

Gaming Systems

Gaming systems sales increased in 2018 primarily due to increased hardware sales, driven by placements of the iVIEW 4 player-interface display units coupled with ongoing installations of new systems to casinos in the provinces of Alberta and Ontario.

Table Products

Table products revenue increased in 2018 primarily due to increased Shuffler sales, coupled with the impact of the acquisition of Tech Art, which closed in January 2018.

Operating Expenses

The decrease in operating expenses is due to lower D&A of $27.8 million as a result of certain acquired intangible assets becoming fully depreciated during 2017 coupled with $25.0 million lower R&D and SG&A combined, primarily due to more efficient business operations and lower cost of revenue of $9.3 million correlated with the revenue decrease.

AEBITDA

AEBITDA increased primarily as a result of a more profitable revenue mix, primarily driven by Gaming system sales which carry higher margins coupled with more efficient business processes. These factors combined to drive a 1.6 percentage point improvement in AEBITDA as a percentage of revenue (“AEBITDA margin”).

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

Table Products

Table products revenue increased in 2017 due to increased Shuffler sales, table product placements and the impact of the acquisition of DEQ Systems Corp., which closed in January 2017.

Operating Expenses

Operating expenses decreased due to the November 2016 business improvement initiative, lower D&A of $64.4 million due to certain acquired intangible assets becoming fully amortized in the third quarter of 2016, and acquired Gaming assets for which accelerated depreciation was recorded in the prior comparable period.

AEBITDA

AEBITDA increased primarily as a result of higher revenue and a more profitable revenue mix, primarily driven by Gaming system sales which carry higher margins coupled with more efficient business processes. These factors combined to drive a 2.2 percentage point improvement in AEBITDA margin.

LOTTERY

The Lottery segment is primarily comprised of our systems-based services and product sales business and our instant products business. Our systems-based services and product sales business provides customized computer software, software support, equipment and data communication services, sports wagering systems and keno to lotteries. In the U.S., we typically provide the necessary POS terminals and equipment, software and maintenance services on a Participation basis under contracts that typically have an initial term of at least five years. Internationally, we typically sell POS terminals and/or computer software to lottery authorities and may provide ongoing fee-based systems maintenance and software support services.

Our instant products business generates revenue from the manufacture and sale of instant products, and the provision of value-added services such as game design, sales and marketing support, specialty games and promotions, inventory management, warehousing, fulfillment services, and full instant product category management. In addition, we provide licensed games, promotional entertainment and internet-based marketing services to the lottery industry. These revenues are presented as instant products revenue.

Our equity investments in LNS, Northstar New Jersey, CSG, Hellenic Lotteries and GLB are included in the Lottery segment.

The following table summarizes the primary business activities included in the Lottery business segment.

	Services	Product Sales	Instant Products
Instant products - Participation (POS and CSP) and PPU(1)	N/A	N/A
Designing, printing and selling instant lottery products and providing the comprehensive services necessary to operate integrated instant product operations that enable lotteries to enhance instant product retail sales, including: (i) design and manufacturing of instant games tickets, (ii) instant products planning, monitoring and management systems functions, (iii) warehousing, inventory management and distribution functions, and (iv) marketing and game support functions.

Instant products - licensing and player loyalty	N/A	N/A	Supplying player loyalty programs, merchandising services and interactive marketing campaigns Sublicensing brands for lottery products and providing lottery-related promotional products
Lottery systems - services	Providing software, hardware and related services for lottery operations: including draw systems, instant ticket validation systems, sports wagering and keno systems	Sale of ancillary lottery systems hardware to customers where we have an ongoing services arrangement	N/A
Lottery systems - sales	Lottery systems software maintenance and support	Providing lottery systems, including hardware, software, and instant product validation systems	N/A
(1) See Instant Lottery Products below.

Instant Lottery Products

We generate revenue from the sale of instant lottery products under our POS and PPU contracts. Under our CSP contracts we perform substantially all of the comprehensive services necessary to operate the associated lottery’s integrated instant product operations, other than executing on retail sales, and to a lesser extent we provide certain services to retailers. We believe these integrated services help lotteries effectively manage and support their operations and achieve higher retail sales. For CSP arrangements, we are typically paid on a Participation basis. We also provide licensed games and promotional and interactive marketing services to the lottery industry.

We market instant lottery products and related services to U.S. and international lotteries and commercial customers. We supply instant lottery products to 39 of the 44 U.S. jurisdictions that sell instant lottery products and have sold instant lottery products to customers in approximately 50 countries. Our U.S. instant lottery product contracts customarily have an initial term of three to five years and frequently include multiple renewal options for additional periods ranging from one to five years, which our customers have generally exercised in the past. We usually sell our instant lottery products on a PPU (meaning instant products sold to customer at a fixed price per unit) or Participation basis. Certain of our international customers purchase instant lottery products as needed rather than under multi-game supply contracts.

We provide lotteries with access to some of the world’s most popular entertainment brands on lottery products, which we believe helps increase our customers’ instant product sales. Our licensed entertainment brands include DEAL OR NO DEALTM, FORDTM, LOTERIATM, MAJOR LEAGUE BASEBALL®, MARGARITAVILLE®, MONOPOLY, THE PRICE IS RIGHT®, SLINGO® and WILLY WONKA GOLDEN TICKET™. We also provide branded merchandise, advertising, promotional support, drawing management services and prize fulfillment programs. In addition, we offer lotteries interactive marketing services through our Loyalty Plus program which features players clubs, reward programs, second chance promotional websites, interactive games and subscription systems that enable players to purchase lottery games securely over the internet.

Lottery Systems

We are a leading provider of lottery systems including customized computer software, software support, equipment, and data communication services, to lotteries worldwide. Our U.S. arrangements ordinarily include the following: (1) provision of the necessary equipment (including POS terminals) and (2) software and maintenance services pursuant to contracts typically with an initial term of five years or more under which we are generally paid a fee equal to a percentage of the lottery’s total retail sales. Our

U.S. contracts commonly include multiple renewal options that generally have been exercised by our customers in the past. Internationally, we primarily sell: (1) POS terminals and/or computer software and hardware to lottery authorities; and (2) provide ongoing fee-based systems and software support services.

Our lottery systems use proprietary technology that facilitates high-speed processing of draw lottery game wagers and validation of winning draw and instant lottery products. We also supply our proprietary transaction-processing software, draw lottery games, keno, point-of-sale terminals, central site computers and communication platforms and ongoing operational support and maintenance services. We have contracts to operate lottery systems for 11 of the 46 U.S. jurisdictions that operate draw lotteries. Internationally, we have lottery systems operating in 14 countries including Canada and China.

The fees we earn under our lottery systems contracts are generally included in our services revenue. Revenue from the sale of our POS terminals and/or computer software is included in our product sales revenue, while the fees we generate from ongoing systems and software support are generally included in our services revenue.

We have equity investments in LNS, Northstar New Jersey, Hellenic Lotteries, CSG and GLB, which entities operate or assist in the operation of lotteries. We are also the primary provider of instant lottery products to LNS and Northstar New Jersey and the exclusive provider of instant lottery products to Camelot Illinois, LLC and Hellenic Lotteries. Additional information regarding these equity investments is included in Note 13.

Revenues from our Lottery products and services to external customers accounted for 25%, 26% and 27% of our total revenues in 2018, 2017 and 2016, respectively.

Current year update

We believe we will continue to face intense price-based competition in our Lottery business in 2019. In the near term, we also expect to see an increase in the number of jurisdictions that seek to privatize or outsource lottery operations and to face strong competition from both traditional and new competitors with respect to these opportunities. In addition, we anticipate that lottery RFPs, specifically those for private management arrangements and certain of our international customers, could increasingly include terms that expose us to increased risk, such as requiring the guarantee of specific income thresholds or significant upfront payments. During the third quarter of 2018, we successfully launched Kansas Lottery’s new system and launched the pilot program for SCiQ, which is our intelligent instant game ecosystem technology installed at major retailers in nine states.

Results of Operations and Key Performance Indicators

(in millions)	Year Ended December 31,			Variance
	2018	2017	2016	2018 vs. 2017		2017 vs. 2016
Total revenue	$846.3	$811.5	$777.9	$34.8	4%	$33.6	4%
Operating expenses	581.0	564.7	655.0	16.3	3%	(90.3)	(14)%
AEBITDA	390.8	364.7	333.1	26.1	7%	31.6	9%

Year Ended December 31, 2018 Compared to Year Ended December 31, 2017

Revenue

(in millions)	Year Ended December 31,			Variance
	2018	2017	2016	2018 vs. 2017		2017 vs. 2016
Revenue:
Instant products	$592.5	$588.0	$573.7	$4.5	1%	$14.3	2%
Lottery systems	253.8	223.5	204.2	30.3	14%	19.3	9%
Total revenue	$846.3	$811.5	$777.9	$34.8	4%	$33.6	4%

F/X impact on revenue	$4.8	$(1.6)	$(9.1)	$6.4	(400)%	$7.5	(82)%

KPIs:(4)
Change in retail sales of U.S. lottery instant products customers(1)(2)	4%	5%	4%	(1)pp	nm	1pp	nm

Change in retail sales of U.S. lottery systems contract customers(1)(3)	8%	(2)%	7%	10pp	nm	(9)pp	nm

Change in Italy retail sales of instant games(1)	2%	1%	(1)%	1pp	nm	2pp	nm
nm = not meaningful
 pp = percentage points
(1) Information provided by third-party lottery operators.
(2) U.S. instant products customers’ retail sales include only sales of instant products.
(3) U.S. lottery systems customers’ retail sales primarily include sales of draw games, keno and instant products validated by the relevant system.
(4) Retail sales may not have a direct correlation to our revenue due to terms of our contracts, the impact of changes in our contracts or other factors.

Primary factors driving the 2018 revenue increase were a $30.3 million increase in lottery systems revenue, driven by organic domestic growth coupled with higher retail sales of multi-state games such as POWERBALL® and MEGA MILLIONS®. A $4.5 million increase in instant product revenue was driven by higher revenue in domestic Participation contracts.

Operating Expenses

The increase in operating expenses is primarily attributable to the following factors: (1) an increase in D&A totaling $8.5 million associated with certain licensing arrangements; (2) a $10.7 million increase in cost of revenues correlated with the revenue growth; partially offset by a reduction in other operating expenses.

AEBITDA

AEBITDA increased in 2018 primarily due to higher overall revenue (described above) coupled with a more profitable revenue mix, partially offset by a related increase in cost of revenue and higher SG&A expense, collectively driving a 1.3 percentage point improvement in AEBITDA margin.

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

Operating Expenses

Operating expenses decreased primarily from the following factors: (1) a decrease in D&A totaling $16.4 million driven by certain Lottery systems equipment becoming fully depreciated during 2016 and write-off of equipment associated with a cancelled contract in 2016; and (2) a decrease in SG&A of $6.3 million primarily due to the November 2016 business improvement initiative. The year ended December 31, 2016 also included a $69.0 million goodwill impairment charge.

Earnings from equity investments

Earnings from equity investments increased $13.7 million primarily due to an $11.3 million impairment charge recorded during the year ended December 31, 2016 related to an equity investment in China.

As a result of the LNS concession renewal described in Note 13, LNS is required to pay €800 million in upfront fees. The upfront fees will be amortized by LNS (anticipated to be approximately €89 million each year on a pre-tax basis and commencing in September 2019), which will reduce our equity in earnings of LNS. Our share of the amortization expense is expected to be approximately €18 million each year on a pre-tax basis.

AEBITDA

AEBITDA increased in 2017 primarily due to higher overall revenue (described above) coupled with a more profitable revenue mix and lower operating expenses reflective of the November 2016 business improvement initiative, collectively driving a 2.1 percentage point improvement in AEBITDA margin.

SOCIAL

In our Social business, we generate substantially all of our revenue from the sale of virtual coins, chips or bingo cards, which players can use to play slot, table games or bingo games (i.e., spin in the case of slot games, bet in the case of table games and use of bingo cards in the case of bingo games). Revenue from the sale of virtual coins, chips or bingo cards is generated on mobile and web platforms. The games are primarily our WMS, Bally, Barcrest, and SHFL branded games. In addition, we also offer third-party branded games and original content. Substantially all of our Social revenue is comprised of B2C transactions.

Our apps include Jackpot Party Social Casino, Gold Fish® Casino Slots, Quick Hit Slots and Hot Shot Casino®, Bingo Showdown, 88 Fortunes®, and MONOPOLY Slots on various platforms which include: Facebook, Apple, Google, and Amazon.

Social business revenue from external customers accounted for 12%, 12% and 10% of our total revenues in 2018, 2017 and 2016, respectively.

Current year update

We continue to pursue our multi-product strategy in our social gaming business. In the second quarter of 2018, we launched a MONOPOLY themed casino app, which features a new innovative style of play. During the third quarter of 2018, we launched a redesigned Jackpot Party app, completely refreshing the play features.

Results of Operations and Key Performance Indicators

(in millions)	Year Ended December 31,			Variance
	2018	2017	2016	2018 vs. 2017		2017 vs. 2016
Total revenue	$415.9	$362.0	$274.4	$53.9	15%	$87.6	32%
Operating expenses	359.9	304.4	230.0	55.5	18%	74.4	32%
AEBITDA	106.7	81.7	55.5	25.0	31%	26.2	47%
Year Ended December 31, 2018 Compared to Year Ended December 31, 2017

Revenue

(in millions, except ARPDAU)	Year Ended December 31,			Variance
	2018	2017	2016	2018 vs. 2017		2017 vs. 2016
Revenue:
Mobile	$322.9	$259.6	$187.1	$63.3	24%	$72.5	39%
Web and other	93.0	102.4	87.3	(9.4)	(9)%	15.1	17%
Total	$415.9	$362.0	$274.4	$53.9	15%	$87.6	32%

KPIs:
Social gaming:
Mobile Penetration(1)	78%	72%	68%	6pp	nm	4pp	nm
Average MAU(2)	8.3	7.6	7.9	0.7	9%	(0.3)	(4)%
Average DAU(3)	2.6	2.5	2.5	0.1	4%	—	—%
ARPDAU(4)	$0.43	$0.40	$0.31	$0.03	8%	$0.09	29%
nm = not meaningful
pp = percentage points
(1) Mobile penetration is defined by percentage of B2C social gaming revenue generated from mobile platforms.
(2) MAU = Monthly Active Users is a count of visitors to our sites during a month. An individual who plays two different games or from two different devices may, in certain circumstances, be counted twice. However, we use third-party data to limit the occurrence of double counting.
(3) DAU = Daily Active Users, a count of visitors to our sites during a day. An individual who plays two different games or from two different devices may, in certain circumstances, be counted twice. However, we use third-party data to limit the occurrence of double counting.
(4) ARPDAU = Average revenue per DAU is calculated by dividing revenue for a period by the DAU for the period by the number of days for the period.

Mobile platform revenue increased primarily due to Bingo Showdown, the ongoing popularity of Quick Hit Slots, 88 Fortunes Slots, Jackpot Party Social Casino and the recently launched MONOPOLY Slots which collectively represented substantially all of the revenue increase. Web platform revenue decreased due to a decline in player levels on those platforms as a result of player platform preferences change that continue to migrate to mobile, and the negative impact of privacy code changes implemented during the second quarter of 2018 by one of our platform providers, which created connectivity issues that were subsequently resolved in the third quarter of 2018.
Operating Expenses

Operating expenses increased primarily due to higher cost of services and SG&A. Cost of services increased $19.1 million, primarily as a result of an increase of $16.7 million in platform fees, which increase is correlated with revenue growth. SG&A expense increased primarily due to an $18.6 million increase in player acquisition and retention costs, largely associated with Bingo Showdown, and MONOPOLY, which was partially offset by lower incentive compensation due to higher incentive compensation in 2017 because we exceeded growth targets under our two-year long-term incentive compensation plan. Operating expenses were also impacted by $27.5 million contingent acquisition consideration re-measurement charges recorded during 2018.

AEBITDA

AEBITDA increased primarily due to continued rapid growth in revenue (as described above) and improved operating leverage, including higher SG&A. AEBITDA margin improved by 3.1 percentage points.

Year Ended December 31, 2017 Compared to Year Ended December 31, 2016

Revenue

Mobile platform revenue increased primarily due to the ongoing popularity of Jackpot Party Social Casino, Hot Shot Casino, Quick Hit Slots, and the success of newer games, such as 88 Fortunes Slots (introduced in the first quarter of 2017), and the impact of the April 2017 acquisition of Spicerack and its Bingo Showdown game, which collectively represented $65.4 million of the revenue increase. Web platform revenue increase is primarily attributable to the ongoing popularity of Jackpot Party Social Casino coupled with the acquired Bingo Showdown game, which collectively represented substantially all of the revenue increase.
Operating Expenses

The increase in operating expenses is primarily due to higher cost of revenue correlated with the revenue growth, coupled with higher SG&A expense and R&D expense as a result of higher marketing and player acquisition costs, and with new product development costs to support ongoing growth initiatives for which revenue has not yet been recognized.

AEBITDA

AEBITDA increased primarily due to continued rapid growth in revenue (as described above) and improved operating leverage, partially offset by higher SG&A. AEBITDA margin improved by 2.3 percentage points.

DIGITAL

Our Digital segment provides a comprehensive suite of digital gaming and sports wagering solutions and services, including digital RMG and sports wagering solutions, distribution platforms, content, products and services. A portion of our Digital revenue consists of professional services related to highly customizable software design, development, licensing, maintenance and support services, which are derived from a comprehensive suite of technology solutions. These technology solutions allow our customers to operate sports books, which can offer sport (or non-sport) events and betting markets across both fixed-odds and pari-mutuel betting styles. We also provide the Open Platform System (OPS), which offers a wide range of reporting and administrative functions and tools providing operators full control over all areas of digital gaming operations. Additionally, we derive revenue from our content aggregation platforms, including Open Gaming System (OGS), remote gaming servers, SG Universe platform and various other platforms, which can deliver a wide spectrum of internally developed and branded casino-style games and popular third-party provider casino-style games to gaming operators. Generally, we host the play of our game content on our centrally-located servers that are integrated with the online casino operators’ websites.

Revenues from our Digital services to external customers accounted for 8%, 2% and 2% of our total revenues in 2018, 2017 and 2016, respectively.

Current year update

In January 2018, we successfully completed the NYX acquisition and formed the new Digital business segment. On May 14, 2018 the Supreme Court of the U.S. overturned the PASPA, a decision that opened up a path to legalization of sports wagering across the country. Following this ruling, New Jersey, Pennsylvania, Mississippi, Delaware, West Virginia, Rhode Island and New Mexico legalized sports wagering, and a number of states are in the process of establishing their regulations. We believe we are well-positioned for future growth in the digital gaming industry due to our game content, platform technology and distribution capabilities, which provide comprehensive solutions for our customers. With established brand-name customers already using our products and services powered by integrated content and technology, our platform is capable of further deployment with large operators and technology providers and the expansion into new jurisdictions, including the U.S. sports book market as it becomes regulated more broadly. In addition to sports wagering expansion opportunities, we believe that growth in our Digital business is driven largely through new channels of distribution, such as the various types of mobile gaming platforms, the expansion of legal interactive RMG jurisdictions, the number and quality of our proprietary and third-party branded games released and available to players, the addition of traditional land-based casino operators and RMG operators that are not currently customers, the effectiveness of our marketing efforts designed to engage new players and re-engage existing players and the prominence of our offerings on operators’ websites, which we do not control.

During 2018, we successfully launched our gaming content across 24 new client sites and signed 15 new customers. We launched a full suite of content with the Hard Rock New Jersey and launched sports wagering with Caesars’ Horseshoe Tunica Hotel & Casino and Harrah’s Gulf Coast Hotel & Casino in Mississippi, which now allows legalized in-person sports wagering following the PASPA decision. We also signed a multi-year contract with Kindred to provide OPS and OGS in New Jersey. We believe that our revenue pipeline remains strong.

Results of Operations

(in millions)	Year Ended December 31,			Variance
	2018	2017	2016	2018 vs. 2017		2017 vs. 2016
Total revenue	$269.6	$65.8	$58.4	$203.8	310%	$7.4	13%
Operating expenses	302.9	59.0	54.3	243.9	413%	4.7	9%
AEBITDA	54.1	16.0	11.4	38.1	238%	4.6	40%

Year Ended December 31, 2018 Compared to Year Ended December 31, 2017

Revenue

(in millions)	Year Ended December 31,			Variance
	2018	2017	2016	2018 vs. 2017		2017 vs. 2016
Revenue:
Sports and platform	$100.5	$—	$—	$100.5	nm	$—	nm
Gaming and other	169.1	65.8	58.4	103.3	157%	7.4	13%
Total revenue	$269.6	$65.8	$58.4	$203.8	310%	$7.4	13%
nm = not meaningful.

The increase in revenue is primarily attributable to the NYX acquisition, which contributed $198.0 million in revenue and to a lesser extent growth in both of our legacy RMG and SG Universe businesses driven by organic growth from existing partners and new customers.

Operating Expenses & AEBITDA

The increase in operating expenses and AEBITDA is primarily due to the inclusion of NYX. AEBITDA margin decreased by 4.2 percentage points, largely reflective of a less favorable revenue mix due to third-party licensed games combined with certain NYX customer offerings that yield a lower margin.

Year Ended December 31, 2017 Compared to Year Ended December 31, 2016

Revenue

The increase in revenue compared to 2016 reflects growth in both of our RMG and SG Universe businesses, primarily due to organic growth from existing partners and to a lesser extent, new customers.

Operating Expenses & AEBITDA

The increase in operating expenses is primarily due to a $2.8 million increase in D&A attributable to content and platform development. The AEBITDA increase is primarily attributable to revenue growth, with AEBITDA margin improving 4.8 percentage points, largely reflective of a more favorable revenue mix.

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

CRITICAL ACCOUNTING ESTIMATES
Information regarding significant accounting policies is included in Note 1 and in the relevant sections of applicable Notes. As stated in Note 1, the preparation of financial statements in accordance with U.S. GAAP requires management to make estimates and assumptions that affect the reported amounts of assets, liabilities, revenue and expenses, and related disclosure of contingent assets and liabilities. Management bases its estimates on historical experience and on various assumptions that are believed to be reasonable under the circumstances, the results of which form the basis for making judgments about the carrying values of assets and liabilities that are not readily apparent from other sources. Actual results may differ from these estimates. We believe that the estimates, assumptions, and judgments involved in the following accounting policies have the greatest potential impact on our consolidated financial statements:

•	Business combinations;

•	Revenue recognition;

•	Goodwill and other indefinite lived intangibles, long lived assets and finite lived intangible assets - impairment assessment;

•	Income taxes; and

•	Legal contingencies.

Business Combinations

As described in Note 9, we account for business combinations in accordance with ASC 805. This standard requires the acquiring entity in a business combination to recognize all (and only) the assets acquired and liabilities assumed in the transaction and establishes the acquisition-date fair value as the measurement objective for all assets acquired and liabilities assumed in a business combination.

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

Revenue Recognition ASC 606

As described in Note 3, on January 1, 2018, we adopted ASC 606 using the modified retrospective method, which was applied to customer contracts that were not completed as of January 1, 2018. Our revenue recognition policies described in Note 3 require us to make significant judgments and estimates. The guidance in ASC 606 requires that we apply judgments or estimates to determine the performance obligations, the stand-alone selling prices of our performance obligations to customers, and the timing of transfer of control of the respective performance obligations. The evaluation of each of these criteria in light of contract specific facts and circumstances is inherently judgmental, but certain judgments could significantly affect the timing or amount of revenue recognized if we were to reach a different conclusion than we have. The critical judgments we are required to make in our assessment of contracts with customers that could significantly affect the timing or amount of revenue recognized are:

•
Contracts with Multiple Promised Goods and Services - because we enter into contracts with customers that involve promises to transfer multiple products and services, the determination of the distinct performance obligations in contracts with multiple promises requires significant judgment. Our total gaming systems, lottery systems and digital revenue that often contain multiple promised goods and services was $501.9 million for the year ended December 31, 2018, or approximately 15 percent of consolidated revenue, a portion of which would not be recognized if we had reached a different conclusion.

•
Determination of stand-alone selling prices - the guidance in ASC 606 requires that we determine the stand-alone selling price for our goods and services as a basis for allocating the transaction price to the identified distinct performance obligations in our contracts with customers. Because we often bundle the selling price for multiple promised goods or services or we may license systems for which the solutions we provide are highly customized and therefore the prices we charge are either uncertain, highly variable, or both, the determination of a stand-alone selling price or the relative range requires significant judgment. Our total gaming systems, lottery systems and digital revenue that could be subject to this judgment and thus allocated to distinct performance obligations differently was a portion of $501.9 million for the year ended December 31, 2018, or approximately 15 percent of consolidated revenue.

•
Transfer of control in Lottery POS contracts - the guidance in ASC 606 requires that we recognize revenue when or as control over a performance obligation transfers to a customer. In instant products contracts under POS terms, instant products are delivered to lottery customers but we retain the risk of such inventory until retail sales of such tickets takes place. Because those shipments are to a lottery-controlled warehouse and we do not have the ability to direct the use of such instant products subsequent to this delivery, we have determined that control transfers upon delivery. This conclusion requires the use of judgment. If we concluded that control transferred upon retail sales when the end customer obtained control over the instant tickets, the revenue decrease would not be material for the year ended December 31, 2018.

Revenue Recognition for Multiple-element Arrangements ASC 605 and ASC 985-605

Some of our arrangements included multiple elements. As a result, significant contract interpretations were required to determine the appropriate accounting, including the identification of deliverables considered to be separate units of accounting, the allocation of the transaction price among elements in the arrangement and the timing of revenue recognition for each of those elements.

We recognized revenue for delivered elements as separate units of accounting when the delivered elements had standalone value to the customer. For elements with no standalone value, we recognized revenue consistent with the pattern of the delivery of the final deliverable. In arrangements with combined units of accounting, changes in the allocation of the transaction price among elements could have impacted the timing of revenue recognition for the contract but did not change the total revenue recognized for the contract.

We established the selling prices used for each non-software deliverable based on vendor specific objective evidence (“VSOE”) of selling price, if available, third-party evidence (“TPE”), if VSOE of selling price was not available, or estimated selling price (“ESP”), if neither VSOE of selling price nor TPE were available. We established VSOE of selling price using the price charged for a deliverable when sold separately and, in rare instances, used the price established by management having the relevant authority. We evaluated TPE of selling price by reviewing largely similar and interchangeable competitor products or services in standalone sales to similarly situated customers. ESP was established based on management’s judgment considering internal factors such as margin objectives, pricing practices, customer segment pricing strategies and the product life cycle. Consideration was also given to market conditions such as competitor pricing strategies and industry technology life cycles. In most arrangements with multiple elements, the transaction price was allocated to the individual units of accounting at inception of the arrangement based on their relative selling price.

For software elements, we followed the industry specific software guidance which only allowed for the use of VSOE in establishing fair value. Generally, VSOE of fair value is the price charged when the deliverable is sold separately or the price established by management for a product that is not yet sold. ESPs were established as best estimates of what the selling prices would have been if the deliverables were sold regularly on a standalone basis. The ESP for software elements was based on the criteria explained in the preceding paragraph. We were required to use judgment and consider multiple factors that may have varied over time depending upon the unique facts and circumstances related to each deliverable. If we were to have changed any of these judgments or estimates, it could have caused a material increase or decrease in the amount of revenue that we reported in a particular period. Amounts for fees collected or invoiced and due relating to arrangements where revenue cannot be recognized were reflected on our balance sheet as deferred revenue and recognized when the applicable revenue recognition criteria were satisfied.

Goodwill and other indefinite lived intangibles - impairment assessment
We allocate goodwill to reporting units based on the reporting unit expected to benefit from the business combination. We evaluate our reporting units on at least an annual basis and, if necessary, reassign goodwill using a relative fair value allocation approach. Goodwill is tested for impairment at the reporting unit level (operating segment or one level below an operating segment) annually on October 1 and between annual tests if an event occurs or circumstances change that would more likely than not reduce the fair value of a reporting unit below its carrying value. These events or circumstances could include a significant change in the business climate, legal factors, operating performance indicators, competition, or sale or disposition of a significant portion of a reporting unit.
Goodwill is reviewed for impairment using either a qualitative assessment or a quantitative one-step process (following our adoption of ASU 2017-04 in the first quarter of 2017). If we perform a qualitative assessment and determine that the fair value of a reporting unit more likely than not exceeds the carrying value, no further evaluation is necessary. For reporting units where we perform the quantitative process, we are required to compare the fair value of each reporting unit, which we primarily determine using an income approach based on the present value of discounted cash flows, and a market approach to the respective carrying value, which includes goodwill. If the fair value of the reporting unit exceeds its carrying value, the goodwill is not considered impaired. If the carrying value is higher than the fair value, we recognize an impairment charge for the amount by which the carrying value exceeds the reporting unit’s estimated fair value.
Application of the goodwill impairment test requires judgment, including the identification of reporting units, assignment of assets and liabilities to reporting units, assignment of goodwill to reporting units, and determination of the fair value of each reporting unit. Performance of the qualitative goodwill assessment requires judgment in identifying and considering the significance of relevant key factors, events and circumstances that affect the fair value or carrying amount of the reporting units. Such events and circumstances that we have considered include macroeconomic conditions, industry specific and market considerations, and reporting units specific factors such as overall actual and projected financial performance, among other factors. We also considered the results of the most recent date that a fair value measurement was performed as a part of the quantitative goodwill assessment and specifically cushion between each reporting unit’s fair value and carrying value. The estimates used to calculate the fair value of a reporting unit as a part of the quantitative goodwill assessment change from year to year based on operating results, market conditions, and other factors. Changes in these estimates and assumptions could materially affect the determination of fair value and goodwill impairment, if any, for each reporting unit. This is especially true for reporting units where goodwill has been partially impaired as a result of recent impairment assessments, and accordingly, is at risk of additional partial or total impairment should we experience adverse changes in our significant assumptions. Recent goodwill impairments (see Note 11) are as follows:

Reporting Unit	Year	Impairment charge	Tax benefit	Goodwill (at December 31, 2018)
International Lottery Systems	2016	$69.0	$14.5	$22.6

We performed our annual goodwill impairment test as of October 1, 2018 using the qualitative assessment described above. We considered our most recent quantitative goodwill assessment, performed as of October 1, 2017, which results indicated the fair values of the reporting units tested using the quantitative test significantly exceeded their respective carrying value coupled with consideration of actual results and projected financial performance. For our Digital reporting unit, we also considered our valuation of the recently acquired NYX business (which is part of our Digital reporting unit) and also identified the overturn of the PASPA as a significant positive event impacting projected financial results. Our analysis also included a comparison of our reporting units’ total estimated fair values to the total enterprise value and assessing the implied control premium. Based on the results of our qualitative impairment assessment, we concluded that it is more likely than not that the fair values of each of our reporting units exceeded their respective carrying values and there were no reporting units requiring further assessment.

As disclosed in our 2017 Form 10-K, a substantial portion of our legacy U.K. Gaming reporting unit revenue is concentrated with Ladbrokes Coral Group, which operates LBOs in the U.K. In October 2017, the U.K. government published its consultation on the review of stakes and prizes for all gaming terminals in the U.K. gaming sector recommending a reduction in stakes on certain gaming machines. In May 2018, the U.K. government published its decision concluding that fixed-odds betting terminals maximum stakes limit should be reduced from £100 to £2, which is expected to be effective April 2019. Although these changes are taken into consideration for our goodwill impairment test, our analysis includes uncertainty as to the ultimate impact of the regulatory change on our customers and our U.K. gaming business.

Future adverse changes in operating results or key assumptions used, such as projected revenue, profit margin or capital expenditures, could change this conclusion and lead to future impairments, which could be material. As of December 31, 2018, the carrying amount of goodwill related to our legacy U.K Gaming reporting unit was $173.6 million. We are in the process of integrating the recent acquisitions of NYX and Don Best, including an implementation of our ERP system, which combined with the recent management changes in our Digital business segment could result in realignment of reporting units. Any such realignment requiring a change in reporting units might result in impairment charges.

Refer to Note 11 for key estimates and assumptions used in the discounted cash flow analysis for International Lottery Systems reporting unit in periods during which our impairment testing for these reporting units resulted in an impairment charge.

We test our indefinite-lived assets annually for impairment in the fourth quarter of each fiscal year, or more frequently if events or changes in circumstances indicate that it is more likely than not that the fair value of an indefinite-lived asset is less than its carrying value or when circumstances no longer continue to support an indefinite useful life. An impairment test may be qualitative or quantitative, depending on the circumstances. When a quantitative test is performed, fair value is determined using a discounted cash flow approach where projections of future cash flows generated by those assets are discounted using an estimated discount rate. We estimate the fair value of our indefinite-lived assets using the relief-from-royalty method, which uses several significant assumptions, including an assumed royalty rate, revenue projections that consider both historical and estimated future results, general economic and market conditions, and the impact of planned business and operational strategies. If the indicated fair value of the indefinite-lived asset exceeds its carrying value, the asset is not considered impaired. In the event that the fair value of the indefinite-lived asset is less than its carrying value, the difference is recorded as an impairment charge.

Long-lived assets and finite lived intangible assets - impairment assessment

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

Despite our belief that our tax return positions are consistent with applicable tax laws, we believe that taxing authorities could challenge certain positions. Settlement of any challenge can result in no change, a complete disallowance, or some partial adjustment reached through negotiations or litigation. We record tax benefits for uncertain tax positions based upon management’s evaluation of the information available at the reporting date. To be recognized in the financial statements, a tax benefit must be at least more likely than not of being sustained based on technical merits. The benefit for positions meeting the recognition threshold is measured as the largest benefit more likely than not of being realized upon ultimate settlement with a taxing authority that has full knowledge of all relevant information. Significant judgment is required in making these determinations, and adjustments to uncertain tax positions may be necessary to reflect actual taxes payable upon settlement. Adjustments related to positions impacting the effective tax rate affect the provision for income taxes. Adjustments related to positions impacting the timing of deductions impact deferred tax assets and liabilities.

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
Legal contingencies
We are subject to certain legal proceedings, demands, claims and threatened litigation that arise in the normal course of our business. We review the status of each significant matter quarterly and assess our potential financial exposure. If the potential loss from any claim or legal proceeding is considered probable and the amount can be reasonably estimated, we record a liability and an expense for the estimated loss. If we determine that a loss is reasonably possible and the range of the loss can be reasonably estimated, then we disclose the range of the possible loss. Significant judgment is required in the determination of whether a potential loss is probable, reasonably possible, or remote and in the determination of whether a potential exposure is reasonably estimable. Our accruals are based on the best information available at the time. As additional information becomes available, we reassess the liabilities and disclosures related to our pending claims and litigation and may revise our estimates. Potential legal liabilities and the revision of estimates of legal liabilities could have a material impact on our results of operations, cash flows and financial position. For discussion of our legal proceedings, see Note 22, which is incorporated by reference into Item 3 of this Annual Report on Form 10-K.

LIQUIDITY, CAPITAL RESOURCES AND WORKING CAPITAL
Sources of liquidity
As of December 31, 2018, our principal sources of liquidity, other than cash flows provided by operating activities, were cash and cash equivalents and amounts available under our revolving credit facility discussed below under “Credit Agreement and Other Debt.”

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
In October and December 2018, we entered into lender joinder agreements to the credit agreement with additional revolving commitment lenders. Pursuant to the joinder agreements, the amount of the revolving credit facility availability under the credit agreement was increased by $175.0 million through October 18, 2020. As a result, the amount of availability under the revolving credit facility as of December 31, 2018 was $620.7 million until it matures on October 18, 2020.

For further information on the February 2018 Refinancing and the joinder agreements, see Note 16.

Cash and available revolver capacity

(in millions)	As of December 31,
	2018	2017
Cash and cash equivalents	$168.2	$788.8
Revolver capacity	620.7	596.2
Revolver capacity drawn or committed to letters of credit	(350.2)	(375.6)
Total	$438.7	$1,009.4
The amount of our available cash and cash equivalents fluctuates principally based on borrowings or repayments under our credit facilities, investments, acquisitions and changes in our working capital position. The borrowing capacity under our revolving credit facility will depend on the amount of outstanding borrowings and letters of credit issued and on us remaining in compliance with the covenants under our credit agreement, including a maintenance covenant based on consolidated net first lien leverage. We were in compliance with the covenants under our credit agreement as of December 31, 2018.

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

Total cash held by our foreign subsidiaries was $91.8 million as of December 31, 2018.

Our Gaming operations and Lottery systems businesses generally require significant upfront capital expenditures. For Gaming operations, to attract and retain gaming operations customers, we seek to develop and incorporate the newest technology within our equipment and products, which may require additional capital expenditures. Similarly, in connection with a renewal or bid of a Lottery systems contract, a customer may seek to obtain new equipment or impose new service requirements, which may require upfront capital expenditures in order to retain or win the contract. Our ability to generate revenue and continue to procure new contracts will depend on, among other things, our then present liquidity levels or our ability to obtain additional financing on commercially reasonable terms. If we do not have adequate liquidity or are unable to obtain financing for these upfront cash payments on favorable terms or at all, we may not be able to bid on certain contracts, which could restrict our ability to grow and have a material adverse effect on our results of operations, cash flows and financial condition. Our ability to make payments on and to refinance our indebtedness and other obligations depends on our ability to generate cash in the future. We may also, from time to time, repurchase, or otherwise retire or refinance our debt, through our subsidiaries or otherwise. Such activities, if any, will depend on prevailing market conditions, contractual restrictions and other factors, and the amounts involved may or may not be material. If we need to refinance all or part of our indebtedness at or before maturity, we cannot assure that we will be able to obtain new financing or to refinance any of our indebtedness on commercially reasonable terms or at all. In the event we pursue significant acquisitions or other expansion opportunities, conduct significant repurchases of our outstanding securities, or refinance or repay existing debt, we may need to raise additional capital either through the public or private issuance of equity or debt securities or through additional borrowings under our existing financing arrangements, which sources of funds may not necessarily be available on terms acceptable to us, if at all.

In addition, U.S. lottery customers generally require service providers to provide performance bonds in connection with the relevant contract. As of December 31, 2018, our outstanding performance bonds totaled $252.6 million. Our ability to obtain performance bonds on commercially reasonable terms is subject to our financial condition and to prevailing market conditions, which may be impacted by economic and political events. Although we have not experienced difficulty in obtaining such bonds to date, we cannot assure that we will continue to be able to obtain performance bonds on commercially reasonable terms, or at all.

During 2018, we made our second and third pro-rata concession funding payments to LNS of $178.5 million (€150.0 million) related to the ADM (Agenzia della Dogane e dei Monopoli) extension of the concession for a period of up to nine years.

As described in Note 22, in December 2018 we reached a settlement agreement with the plaintiffs in the Shuffle Tech Matter. As part of the settlement, we paid the plaintiffs $151.5 million. We funded this settlement payment through a combination of our operating cash flows and available revolver capacity.

In December 2018, our Social gaming business confidentially submitted a draft registration statement on Form S-1 to the SEC relating to a possible initial public offering of a minority interest in the Social gaming business in 2019. We anticipate that the proceeds from the contemplated initial public offering would primarily be used to repay debt. If the offering is consummated, we currently do not expect the Social gaming business to declare or pay any cash dividends, other than certain cash distributions related to the impact of taxes which would be pursuant to a tax receivable agreement. Furthermore, the terms of any indebtedness incurred by the Social gaming business may limit the ability of the Social gaming business to pay dividends or make other distributions to us, or to amend the agreements between the Social gaming business and us and our other subsidiaries. If the Social gaming business discontinues the payment of, or is unable to pay, cash dividends, this will reduce our available liquidity. In 2018, the amount of dividends declared and paid by the Social gaming business to Bally Gaming, Inc. was $76.5 million. The possibility of consummating the initial public offering, as well as the timing of any such offering, is subject to various factors, including market conditions and the completion of the SEC’s review process. We cannot assure that we and the Social gaming business will proceed with such offering.

The consummation of the offering, if successful, will also result in a dilution of our economic interest in the Social gaming business, and as a result we will only benefit from a portion of any profits and growth of that business, and from any dividends and other distributions from that business.

Cash Flow Summary

(in millions)	Year Ended December 31,			Variance
	2018	2017	2016	2018 vs. 2017	2017 vs. 2016
Net cash provided by operating activities	$346.1	$507.1	$419.0	$(161.0)	$88.1
Net cash used in investing activities	(798.1)	(414.6)	(228.0)	(383.5)	(186.6)
Net cash (used in) provided by financing activities	(156.2)	580.2	(196.0)	(736.4)	776.2
Effect of exchange rates on cash, cash equivalents and restricted cash	(5.9)	4.5	(4.9)	(10.4)	9.4
(Decrease) increase in cash, cash equivalents and restricted cash	$(614.1)	$677.2	$(9.9)	$(1,291.3)	$687.1
Year Ended December 31, 2018 Compared to Year Ended December 31, 2017
Cash flows from operating activities
Net cash provided by operating activities decreased in 2018 primarily due to an $85.3 million decrease in incremental net earnings after reconciling adjustments and changes in deferred taxes, which includes the Shuffle Tech settlement payment of $151.5 million, coupled with unfavorable changes in working capital accounts. The changes in our working capital accounts for the year ended December 31, 2018 were primarily driven by the following:

•
$125.8 million decrease in accounts payable and accrued liabilities as a result of the following factors: (1) timing impacts; (2) lower interest accrual resulting from the change in timing of interest payments from the refinancing transactions; and (3) incentive compensation;

•	$3.3 million net increase in contract assets and other current assets and liabilities; partially offset by

•	$31.8 million decrease in accounts and notes receivable due to timing of collections.
Cash flows from investing activities
Net cash used in investing activities increased in 2018 primarily due to the NYX and other acquisitions described in Note 9 and the second and third pro-rata concession funding payments to LNS of $178.5 million (€150.0 million) described in Note 13 coupled with higher capital expenditures. Higher capital expenditures were driven by our Gaming business segment due to anticipated acceleration of our gaming operations installed base of participation games and Lottery business segment associated with the new lottery contracts, combined with capital expenditures attributable to the NYX operations primarily associated with the development of our new sports wagering platform for the U.S. market. Capital expenditures are composed of investments in systems, equipment and other assets related to contracts, property and equipment, intangible assets and software.
Cash flows from financing activities
Net cash used in financing activities increased primarily due to repayment of assumed NYX and other acquisition debt of $290.1 million, higher revolving credit facility payments, and higher net redemptions of common stock under stock-based compensation plans, partially offset by higher proceeds associated with the refinancing activities.
Year Ended December 31, 2017 Compared to Year Ended December 31, 2016
Cash flows from operating activities
Net cash provided by operating activities increased in 2017 primarily due to a $174.5 million increase in incremental net earnings after reconciling adjustments and changes in deferred taxes, partially offset by changes in working capital accounts as the prior year benefited from the timing of receivable collections and cash disbursements coupled with various other changes in our working capital accounts. The changes in our working capital accounts for the year ended December 31, 2017 were primarily driven by the following:

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
Cash flows from investing activities
Net cash used in investing activities increased primarily due to the business acquisitions described in Note 9, the November 2017 acquisition of 36% of the outstanding ordinary shares and other securities of NYX for $91.9 million and $20.8 million in higher capital expenditures, primarily associated with the launch of our WAP and other participation units during 2017. Capital expenditures are composed of investments in systems, equipment and other assets related to contracts, property and equipment, intangible assets and software.
Cash flows from financing activities
Net cash provided by financing activities increased primarily due to the financing transactions that we completed in 2017 and revolving credit facility borrowings in anticipation of closing the NYX acquisition on January 5, 2018, combined with lower principal payments on the long-term debt during the period. For the year ended December 31, 2017, we also incurred $58.7 million in debt issuance and deferred financing costs.

Credit Agreement and Other Debt

For additional information regarding our credit agreement and other debt, interest rate risk and interest rate hedging instruments, see “Contractual Obligations” in this Item 7 below, in Part II, Item 7A “Quantitative and Qualitative Disclosures About Market Risk” and in Note 16.
Off-Balance Sheet Arrangements
As of December 31, 2018, we did not have any significant off-balance sheet arrangements, as defined in Item 303(a)(4)(ii) of Regulation S-K.
Contractual Obligations
Our contractual obligations and commercial commitments principally include obligations associated with our outstanding indebtedness, contractual purchase obligations and future minimum operating lease obligations and other long-term liabilities as set forth in the table below as of December 31, 2018:

(in millions)	Cash Payments Due In
	Total	Less than 1 year	1 - 3 years	4 - 5 years	More than 5 years
Debt, face value (1)	$9,164.4	$45.0	$993.2	$2,283.4	$5,842.8
Interest payments (2)	2,747.6	573.1	1,085.7	783.9	304.9
License royalty minimum guaranteed payments	262.5	50.1	86.9	69.7	55.8
Purchase obligations (3)	278.1	278.1	—	—	—
Operating leases (4)	145.0	33.4	50.0	32.3	29.3
Other obligations (5)	70.8	29.0	24.5	3.4	13.9
Total contractual obligations	$12,668.4	$1,008.7	$2,240.3	$3,172.7	$6,246.7
(1) See Note 16 for information regarding long-term and other debt, including capital leases which totaled $4.0 million.
(2) Based on rates in effect on December 31, 2018.
(3) Includes, among other contractual obligations, estimated obligations and/or capital commitments in connection with our Gaming and Lottery supply contracts.
(4) See Note 15 for information regarding our operating leases.
(5) Includes certain other contractual obligations, including pension and estimated contingent acquisition considerations.

ITEM 7A.    QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK
Market risk is the risk of loss arising from adverse changes in market rates and prices, such as interest rates, foreign exchange rates and commodity prices. The following are our financial instruments which expose us to market risk:
Interest Rate Risk

As of December 31, 2018, the face value of long-term debt was $9,164.4 million, including $4,468.3 million of variable-rate obligations. Assuming a constant outstanding balance for our variable-rate long term debt, a hypothetical 1% change in interest rates would result in interest expense changing by approximately $44.7 million. All of our interest rate sensitive financial instruments are held for purposes other than trading purposes. We have attempted to limit our exposure to interest rate risk by using interest rate swap contracts to mitigate interest rate risk associated with a portion of our variable rate debt instruments. The objective of our interest rate swap contracts, which are designated as cash flow hedges of the future interest payments, is to eliminate the variability of cash flows attributable to the LIBOR component of interest expense to be paid on a portion of our variable rate debt.

Cross-Currency Interest Rate Swaps

In connection with the February 2018 Refinancing (see Note 16), we entered into certain cross-currency interest rate swap agreements to achieve more attractive interest rates by effectively converting $460.0 million of our fixed-rate U.S. Dollar-denominated 2025 Secured Notes, including the semi-annual interest payments through October 2023, to a fixed-rate Euro-denominated debt, with a fixed annual weighted interest rate of approximately 2.946%. We have designated these cross-currency interest rate swap agreements as a net investment hedge of our investments in certain of our international subsidiaries that use the Euro as their functional currency in order to reduce the volatility in our operating results caused by the changes in foreign currency exchange rates of the Euro with respect to the U.S. Dollar.

As of December 31, 2018, if these cross-currency interest rate swap agreements were ineffective, the fluctuations in the exchange rates between the Euro and the U.S. Dollar would impact the amount of U.S. Dollars that we would require to settle the Euro-denominated debt at maturity of these agreements. A hypothetical 10% change in the U.S. Dollar in comparison to the Euro exchange rate upon inception of the cross-currency interest rate swap would have increased/decreased our obligation to cash settle the exchanged principal portion in U.S. Dollars by approximately $46.0 million.

Net Investment Non-derivative Hedge - 2026 Secured and Unsecured Euro Notes

In February 2018, we designated a portion of our 2026 Secured Euro Notes as a net investment non-derivative hedge of our investments in certain of our international subsidiaries that use the Euro as their functional currency in order to reduce the volatility in our operating results caused by the changes in foreign currency exchange rates of the Euro with respect to the U.S. Dollar.

Fluctuations in the exchange rates between the Euro and the U.S. Dollar will impact the amount of U.S. Dollars that we will require to settle the 2026 Secured Euro Notes and 2026 Unsecured Euro Notes at maturity. A hypothetical 10% change in U.S. Dollar in comparison to the Euro as of December 31, 2018, would have increased/decreased our obligation to cash settle the principal portion of the 2026 Secured and Unsecured Euro Notes in U.S. Dollars by approximately $65.7 million.

For additional information regarding interest rate swap contracts, cross-currency interest rate swaps and net investment non-derivative hedges see Note 17.

ITEM 8.    FINANCIAL STATEMENTS AND SUPPLEMENTARY DATA
The financial statements and other information required by this item are included in Part IV, Item 15 of this Annual Report on Form 10-K and are presented beginning on page 80.
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

Management’s Report on Internal Control Over Financial Reporting

The management of SGC is responsible for establishing and maintaining adequate internal control over financial reporting as such term is defined in Rule 13a-15(f) under the Exchange Act. Our internal control over financial reporting is a process designed to provide reasonable assurance regarding the reliability of our financial reporting and the preparation of financial statements for external purposes in accordance with generally accepted accounting principles. Our internal control over financial reporting includes those policies and procedures that (i) pertain to the maintenance of records that, in reasonable detail, accurately and fairly reflect the transactions and dispositions of the assets of SGC; (ii) provide reasonable assurance that transactions are recorded as necessary to permit preparation of financial statements in accordance with generally accepted accounting principles, and that receipts and expenditures are being made only in accordance with authorizations of management and directors; and (iii) provide reasonable assurance regarding prevention or timely detection of unauthorized acquisition, use, or disposition of our assets that could have a material effect on the financial statements.

Because of its inherent limitations, internal control over financial reporting may not prevent or detect misstatements. Also, projections of any evaluation of effectiveness to future periods are subject to the risk that controls may become inadequate because of changes in conditions, or that the degree of compliance with the policies or procedures may deteriorate. Management assessed the effectiveness of our internal control over financial reporting as of December 31, 2018. In making this assessment, we used the criteria set forth by the Committee of Sponsoring Organizations of the Treadway Commission (COSO) in Internal Control-Integrated Framework (2013). Based on our assessment we concluded that, as of December 31, 2018, our internal control over financial reporting was effective based on those criteria.

In January 2018, we completed the NYX acquisition (see Note 9) and have not fully incorporated the internal controls and procedures as the integration activities and implementation of an ERP system is ongoing. Accordingly, management excluded NYX from its assessment of the effectiveness of our internal control over financial reporting as of December 31, 2018. NYX constituted approximately 10.0% of total assets as of December 31, 2018, and approximately 6.0% of net revenues for the year then ended.

The effectiveness of our internal control over financial reporting as of December 31, 2018 has been audited by Deloitte & Touche LLP, our independent registered public accounting firm. Their report is included below.

Changes in Internal Control over Financial Reporting
There were no changes in our internal control over financial reporting during the quarter ended December 31, 2018 that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM
To the stockholders and the Board of Directors of Scientific Games Corporation

Opinion on Internal Control over Financial Reporting
We have audited the internal control over financial reporting of Scientific Games Corporation and subsidiaries (the "Company") as of December 31, 2018, based on criteria established in Internal Control - Integrated Framework (2013) issued by the Committee of Sponsoring Organizations of the Treadway Commission (COSO). In our opinion, the Company maintained, in all material respects, effective internal control over financial reporting as of December 31, 2018, based on criteria established in Internal Control - Integrated Framework (2013) issued by COSO.
We have also audited, in accordance with the standards of the Public Company Accounting Oversight Board (United States) (PCAOB), the consolidated financial statements and financial statement schedule as of and for the year ended December 31, 2018, of the Company and our report dated February 28, 2019, expressed an unqualified opinion on those financial statements and included an explanatory paragraph related to the Company’s change in method of accounting for revenue from contracts with customers in 2018 due to the adoption of ASC 606.
As described in Management’s Report on Internal Control Over Financial Reporting, management excluded from its assessment the internal control over financial reporting at NYX Gaming Group Limited (“NYX”), which was acquired on January 5, 2018 and whose financial statements constitute 10% of total assets and 6% of revenues of the consolidated financial statement amounts as of and for the year ended December 31, 2018. Accordingly, our audit did not include the internal control over financial reporting at NYX.
Basis for Opinion
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
February 28, 2019

ITEM 9B.    OTHER INFORMATION.
None.

PART III
ITEM 10.    DIRECTORS, EXECUTIVE OFFICERS AND CORPORATE GOVERNANCE
We have adopted a Code of Business Conduct that applies to all of our officers, directors and employees (including our CEO, CFO and Chief Accounting Officer) and have posted the Code of Business Conduct on our website at www.scientificgames.com/investors/corporate-governance/code-of-business-conduct. In the event that we have any amendments to or waivers from any provision of the Code of Business Conduct applicable to our CEO, CFO or Chief Accounting Officer, we intend to satisfy the disclosure requirement under Item 5.05 of Form 8-K by posting such information on our website at www.scientificgames.com/investors/corporate-governance.

Information relating to our executive officers is included in Part I, Item 1 of this Annual Report on Form 10-K. The other information called for by this item is incorporated by reference to our definitive proxy statement relating to our 2019 annual meeting of stockholders, which will be filed with the SEC. If such proxy statement is not filed on or before April 30, 2019, the information called for by this item will be filed as part of an amendment to this Annual Report on Form 10-K on or before such date.

ITEM 11.    EXECUTIVE COMPENSATION
The information called for by this item is incorporated herein by reference to our definitive proxy statement relating to our 2019 annual meeting of stockholders, which will be filed with the SEC. If such proxy statement is not filed on or before April 30, 2019, the information called for by this item will be filed as part of an amendment to this Annual Report on Form 10-K on or before such date.

ITEM 12.    SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT AND RELATED STOCKHOLDER MATTERS
The information called for by this item is incorporated herein by reference to our definitive proxy statement relating to our 2019 annual meeting of stockholders, which will be filed with the SEC. If such proxy statement is not filed on or before April 30, 2019, the information called for by this item will be filed as part of an amendment to this Annual Report on Form 10-K on or before such date.

ITEM 13.    CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS, AND DIRECTOR INDEPENDENCE
The information called for by this item is incorporated herein by reference to our definitive proxy statement relating to our 2019 annual meeting of stockholders, which will be filed with the SEC. If such proxy statement is not filed on or before April 30, 2019, the information called for by this item will be filed as part of an amendment to this Annual Report on Form 10-K on or before such date.

ITEM 14.    PRINCIPAL ACCOUNTING FEES AND SERVICES
The information called for by this item is incorporated herein by reference to our definitive proxy statement relating to our 2019 annual meeting of stockholders, which will be filed with the SEC. If such proxy statement is not filed on or before April 30, 2019, the information called for by this item will be filed as part of an amendment to this Annual Report on Form 10-K on or before such date.

PART IV
ITEM 15.    EXHIBITS, FINANCIAL STATEMENT SCHEDULES

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM

To the stockholders and the Board of Directors of Scientific Games Corporation

Opinion on the Financial Statements

We have audited the accompanying consolidated balance sheets of Scientific Games Corporation and subsidiaries (the "Company") as of December 31, 2018 and 2017, the related consolidated statements of operations and comprehensive loss, stockholders' deficit, and cash flows, for each of the three years in the period ended December 31, 2018, and the related notes and the schedule listed in the Index at Item 15 (collectively referred to as the “financial statements”). In our opinion, the financial statements present fairly, in all material respects, the financial position of the Company as of December 31, 2018 and 2017, and the results of its operations and its cash flows for each of the three years in the period ended December 31, 2018, in conformity with accounting principles generally accepted in the United States of America.

We have also audited, in accordance with the standards of the Public Company Accounting Oversight Board (United States) (PCAOB), the Company's internal control over financial reporting as of December 31, 2018, based on the criteria established in Internal Control - Integrated Framework (2013) issued by the Committee of Sponsoring Organizations of the Treadway Commission and our report dated February 28, 2019, expressed an unqualified opinion on the Company’s internal control over financial reporting.

Change in Accounting Principle

As discussed in Note 1 to the financial statements, the Company has changed its method of accounting for revenue from contracts with customers in 2018, due to the adoption of ASU No. 2014-09, Revenue from Contracts with Customers and all subsequent amendments (collectively, “ASC 606”). The Company adopted ASC 606 using the modified retrospective approach.

Basis for Opinion

These financial statements are the responsibility of the Company’s management. Our responsibility is to express an opinion on the Company’s financial statements based on our audits. We are a public accounting firm registered with the PCAOB and are required to be independent with respect to the Company in accordance with the U.S. federal securities laws and the applicable rules and regulations of the Securities and Exchange Commission and the PCAOB.

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
February 28, 2019
We have served as the Company’s auditor since 2003.

SCIENTIFIC GAMES CORPORATION AND SUBSIDIARIES
CONSOLIDATED STATEMENTS OF OPERATIONS AND COMPREHENSIVE LOSS
(in millions, except per share amounts)

	Years Ended December 31,
	2018	2017	2016
Revenue:
Services	$1,777.1	$1,522.7	$1,424.0
Product sales	993.8	978.6	896.2
Instant products	592.3	582.3	563.2
Total revenue	3,363.2	3,083.6	2,883.4
Operating expenses:
Cost of services (1)	505.6	417.2	396.5
Cost of product sales (1)	465.6	465.3	424.6
Cost of instant products (1)	284.1	282.1	285.2
Selling, general and administrative	696.9	613.1	577.0
Research and development	202.3	184.1	204.8
Depreciation, amortization and impairments	689.7	682.8	738.7
Goodwill impairment	—	—	69.0
Restructuring and other	253.4	45.9	57.0
Operating income	265.6	393.1	130.6
Other (expense) income:
Interest expense	(597.2)	(609.7)	(661.4)
Earnings from equity investments	24.9	26.7	13.0
(Loss) gain on debt financing transactions	(93.2)	(38.1)	25.2
Gain on remeasurement of debt	43.4	—	—
Other income, net	17.2	0.2	13.9
Total other expense, net	(604.9)	(620.9)	(609.3)
Net loss before income taxes	(339.3)	(227.8)	(478.7)
Income tax (expense) benefit	(13.1)	(14.5)	125.0
Net loss	$(352.4)	$(242.3)	$(353.7)

Other comprehensive loss:
Foreign currency translation (loss) gain, net of tax	(98.4)	126.4	(104.7)
Pension and post-retirement (loss) gain, net of tax	(1.3)	3.3	(9.7)
Derivative financial instruments unrealized (loss) gain, net of tax	(0.1)	4.2	3.0
Other comprehensive (loss) income	(99.8)	133.9	(111.4)
Comprehensive loss	$(452.2)	$(108.4)	$(465.1)

Basic and diluted net loss per share:
Basic	$(3.87)	$(2.72)	$(4.05)
Diluted	$(3.87)	$(2.72)	$(4.05)

Weighted average number of shares used in per share calculations:
Basic shares	91.1	89.1	87.3
Diluted shares	91.1	89.1	87.3
(1) Exclusive of D&A.

   See accompanying notes to consolidated financial statements.

SCIENTIFIC GAMES CORPORATION AND SUBSIDIARIES
CONSOLIDATED BALANCE SHEETS
(in millions, except per share amounts)

	As of December 31,
	2018	2017
ASSETS
Current assets:
Cash and cash equivalents	$168.2	$788.8
Restricted cash	38.7	29.0
Accounts receivable, net	599.2	540.9
Notes receivable, net	113.9	143.5
Inventories	215.6	243.1
Prepaid expenses, deposits and other current assets	232.7	131.1
Total current assets	1,368.3	1,876.4
Non-current assets:
Restricted cash	13.1	16.3
Notes receivable, net	40.2	52.8
Property and equipment, net	547.0	568.2
Goodwill	3,279.9	2,956.1
Intangible assets, net	1,809.1	1,604.6
Software, net	285.3	339.4
Equity investments	298.4	253.9
Other assets	76.5	57.6
Total assets	$7,717.8	$7,725.3
LIABILITIES AND STOCKHOLDERS’ DEFICIT
Current liabilities:
Current portion of long-term debt	$45.0	$40.3
Accounts payable	225.1	190.4
Accrued liabilities	477.2	509.1
Total current liabilities	747.3	739.8
Deferred income taxes	107.6	73.1
Other long-term liabilities	334.2	203.1
Long-term debt, excluding current portion	8,991.9	8,736.3
Total liabilities	10,181.0	9,752.3
Commitments and contingencies (see Note 15 and Note 22)
Stockholders’ deficit:
Common stock, par value $0.001 per share(1), 199.3 shares authorized, 109.1 and 107.1 shares issued and 91.9 and 89.9 shares outstanding as of December 31, 2018 and 2017, respectively	1.1	1.1
Additional paid-in capital	834.7	807.8
Accumulated loss	(2,824.3)	(2,461.0)
Treasury stock, at cost - 17.2 shares	(175.2)	(175.2)
Accumulated other comprehensive loss	(299.5)	(199.7)
Total stockholders’ deficit	(2,463.2)	(2,027.0)
Total liabilities and stockholders’ deficit	$7,717.8	$7,725.3
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

SCIENTIFIC GAMES CORPORATION AND SUBSIDIARIES
CONSOLIDATED STATEMENTS OF STOCKHOLDERS’ DEFICIT
(in millions)

	Years Ended December 31,
	2018	2017	2016
Common stock:
Beginning balance	$1.1	$1.0	$1.0
Issuances and purchases of common stock(1)	—	0.1	—
Ending balance	1.1	1.1	1.0
Additional paid-in capital:
Beginning balance	807.8	790.8	765.9
Issuance of common stock(1) in connection with employee stock purchase plan	—	0.8	—
Net redemption of common stock(1) in connection with stock options and RSUs	(15.5)	(7.1)	(6.1)
Stock-based compensation	42.4	23.3	33.7
Tax effect from employee stock options and RSUs	—	—	(2.7)
Ending balance	834.7	807.8	790.8
Accumulated loss:
Beginning balance	(2,461.0)	(2,218.7)	(1,865.0)
Net loss	(352.4)	(242.3)	(353.7)
Adoption impact of ASC 606	(10.9)	—	—
Ending balance	(2,824.3)	(2,461.0)	(2,218.7)
Treasury stock:
Beginning and ending balance	(175.2)	(175.2)	(175.2)
Accumulated other comprehensive loss:
Beginning balance	(199.7)	(333.6)	(222.2)
Other comprehensive (loss) income	(99.8)	133.9	(111.4)
Ending balance	(299.5)	(199.7)	(333.6)
Total stockholders’ deficit	$(2,463.2)	$(2,027.0)	$(1,935.7)
(1) Following the consummation of the reincorporation merger on January 10, 2018, each authorized, issued and outstanding share of Class A common stock of SGC, par value $0.01 per share, automatically converted into one share of common stock of the surviving corporation, par value $0.001 per share. The change in par value had no impact on the total number of authorized, issued and outstanding shares.

See accompanying notes to consolidated financial statements.

SCIENTIFIC GAMES CORPORATION AND SUBSIDIARIES
CONSOLIDATED STATEMENTS OF CASH FLOWS
(in millions)

	Years Ended December 31,
	2018	2017	2016
Cash flows from operating activities:
Net loss	$(352.4)	$(242.3)	$(353.7)
Adjustments to reconcile net loss to cash provided by operating activities:
Depreciation, amortization and impairments	689.7	682.8	738.7
Goodwill impairment	—	—	69.0
Change in deferred income taxes	(33.3)	(5.7)	(164.6)
Stock-based compensation	43.9	27.2	35.3
Non-cash interest expense	25.4	21.2	40.4
Earnings from equity investments, net	(24.9)	(26.7)	(13.0)
Distributed earnings from equity investments	32.8	33.2	26.4
(Gain) loss on sale of assets and other, net	(16.3)	0.9	(2.8)
Loss (gain) on debt financing transactions	93.2	38.1	(25.2)
Gain on remeasurement of debt	(43.4)	—	—
Contingent acquisition consideration fair value adjustment	28.7	—	—
Changes in current assets and liabilities, net of effects of acquisitions:
Accounts and notes receivable, net	31.8	(48.0)	30.0
Inventories	23.7	(2.2)	2.5
Other current assets and liabilities	(27.0)	(35.9)	21.3
Accounts payable and accrued liabilities	(125.8)	64.5	14.7
Net cash provided by operating activities	346.1	507.1	419.0
Cash flows from investing activities:
Capital expenditures	(390.8)	(293.7)	(272.9)
Acquisitions of businesses and assets, net of cash acquired	(296.6)	(57.7)	—
Proceeds from asset sales	40.0	7.5	16.7
Acquisitions and additions to equity method investments	(180.4)	(107.3)	(1.2)
Distributions of capital from equity investments	29.7	34.1	25.3
Changes in other assets and liabilities and other	—	2.5	4.1
Net cash used in investing activities	(798.1)	(414.6)	(228.0)
Cash flows from financing activities:
Borrowings under revolving credit facility	560.0	475.0	360.0
Repayments under revolving credit facility	(585.0)	(170.0)	(410.0)
Proceeds from issuance of long-term debt	2,512.4	2,112.4	—
Repayment of assumed NYX and other acquisitions debt	(290.1)	—	—
Payments on long-term debt	(38.9)	(23.0)	(49.8)
Repayments of senior notes and term loans (including redemption premium)	(2,210.3)	(1,693.4)	(39.9)
Payments of debt issuance and deferred financing costs	(38.5)	(58.7)	—
Payments on license obligations	(44.9)	(52.6)	(50.2)
Net redemptions of common stock under stock-based compensation plans and other	(20.9)	(9.5)	(6.1)
Net cash (used in) provided by financing activities	(156.2)	580.2	(196.0)
Effect of exchange rate changes on cash, cash equivalents and restricted cash	(5.9)	4.5	(4.9)
(Decrease) increase in cash, cash equivalents and restricted cash	(614.1)	677.2	(9.9)
Cash, cash equivalents and restricted cash, beginning of period	834.1	156.9	166.8
Cash, cash equivalents and restricted cash, end of period	$220.0	$834.1	$156.9

	Years Ended December 31,
	2018	2017	2016
Supplemental cash flow information:
Cash paid for interest	$633.0	$575.0	$621.5
Income taxes paid	32.9	37.8	21.9
Non-cash investing and financing transactions:
Non-cash rollover and refinancing of Term loans (see Note 16)	3,274.6	6,030.4	—
Non-cash additions to intangible assets related to license agreements	137.5	26.0	78.3
NYX non-cash consideration transferred (including 2017 acquisition of ordinary shares) (see Note 9)	93.2	—	—

See accompanying notes to consolidated financial statements.

(1) Description of the Business and Summary of Significant Accounting Policies
Description of the business
We are a leading developer of technology-based products and services and associated content for the worldwide gaming, lottery, social and digital gaming industries. Our portfolio of revenue-generating activities primarily includes supplying gaming machines and game content, casino-management systems and table game products and services to licensed gaming entities; providing instant and draw-based lottery products, lottery systems and lottery content and services to lottery operators; providing social casino solutions to retail consumers; and providing a comprehensive suite of digital RMG and sports wagering solutions, distribution platforms, content and services to regulated gaming entities as applicable. We report our operations in four business segments—Gaming, Lottery, Social and Digital.
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
Minimum guarantees
We enter into long-term license agreements with third parties in which we are obligated to pay a minimum guaranteed amount of royalties, typically annually over the life of the contract. These license agreements provide us with access to a portfolio of major brands to be used across our business segments in building our strong brand presence across multiple channels of distributions. We account for the minimum guaranteed obligations within accrued and other long-term liabilities at the onset of the license arrangement and record a corresponding licensed asset within intangible assets, net. The licensed intangible assets related to the minimum guaranteed obligations are amortized over the term of the license agreement with the amortization expense recorded in D&A. The long-term liability related to the minimum guaranteed obligations is reduced as royalty payments are made as required under the license agreement. We assess the recoverability of license agreements whenever events arise or circumstances change that indicate the carrying value of the licensed asset may not be recoverable. Recoverability of the licensed asset and the amount of impairment, if any, are determined using our policy for intangible assets with finite useful lives.

Amortization expense related to these licenses and recorded in D&A for the years ended December 31, 2018, 2017 and 2016 was $61.3 million, $68.5 million and $68.5 million, respectively.
The following are our total minimum guaranteed obligations for the periods presented:

	As of December 31,
	2018	2017
Accrued liabilities	$50.1	$47.4
Other long-term liabilities	212.4	117.6
Total minimum guarantee obligations	$262.5	$165.0
Weighted average remaining term (in years)	4.2	3.0
The following are our remaining expected future payments of minimum guarantee obligations:

	Year Ended December 31,
	2019	2020	2021	2022	2023	After 2023
Expected future payments	$50.1	$45.7	$41.2	$42.2	$27.5	$55.8
Other assets
We capitalize debt issuance costs associated with long-term line-of-credit arrangements and amortize such amounts ratably over the term of the arrangement as an adjustment to interest expense.
We assess the recoverability of our other long-term assets whenever events arise or circumstances change that indicate the carrying value of the asset may not be recoverable.
Advertising costs
The cost of advertising is expensed as incurred and totaled $102.0 million, $82.6 million and $71.3 million in 2018, 2017 and 2016, respectively.
R&D
R&D relates primarily to software product development costs and is expensed as incurred until technological feasibility has been established. Employee related costs associated with product development are included in R&D.
Foreign currency translation
We have significant operations where the local currency is the functional currency, including our operations in the U.K., Europe, Australia and Canada. Assets and liabilities of foreign operations are translated at period-end rates of exchange and results of operations are translated at the average rates of exchange for the period. Gains or losses resulting from translating the foreign currency financial statements are accumulated as a separate component of accumulated other comprehensive loss in stockholders’ deficit. Gains or losses resulting from foreign currency transactions are included in other (expense) income, net. See Note 20.
Comprehensive loss
We include and classify in comprehensive loss unrealized gains and losses from our foreign currency translation adjustments, certain gains or losses associated with pension or other post-retirement benefits, including prior service costs or credits and transition assets or obligations, the effective portion of derivative financial instruments designated as hedging instruments, and net investment non-derivative hedge of our investments in certain of our international subsidiaries.
New Accounting Guidance - Recently Adopted

In May 2014, the FASB issued ASU No. 2014-09, Revenue from Contracts with Customers. ASU 2014-09 combined with all subsequent amendments (collectively, ASC 606) provides guidance outlining a single comprehensive revenue model in accounting for revenue from contracts with customers. ASC 606 supersedes existing revenue recognition guidance, including industry-specific guidance, and replaces it with a five-step revenue model with a core principle that “an entity recognizes revenue to depict the transfer of promised goods or services to customers in an amount that reflects the consideration to which the entity expects to be entitled in exchange for those goods or services.” This guidance is effective for fiscal years beginning after December 15, 2017 and interim periods within those fiscal years. We adopted this guidance effective January 1, 2018 using a modified retrospective application approach. See Note 3 for our revenue recognition policy and the adoption impact of ASC 606 on our consolidated financial statements.
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

The FASB issued ASU No. 2017-07, Compensation - Retirement Benefits (Topic 715): Improving the Presentation of Net Periodic Pension Cost and Net Periodic Postretirement Benefit Cost in 2017. We adopted this guidance effective January 1, 2018. This guidance requires an employer to report the service cost component in the same line item or items as other compensation costs arising from services rendered by the pertinent employees during the period. The other components of net benefit cost are required to be presented in the income statement separately from the service cost component and outside a subtotal of operating income, if one is presented, which for us means that certain immaterial amounts are classified within interest expense as compared to the previous classification within SG&A. We are also required to describe which line items are used to present the other components of net benefit cost if such financial statement line items are separately presented; otherwise, we must disclose the line items in which such costs are presented.

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

We have substantially completed our assessment and the following is our adoption impact assessment completed to date:

Lessee Accounting: We estimate the adoption will result in the addition of $115.0 million to $145.0 million of assets and liabilities to our consolidated balance sheet, primarily related to real estate leases, with no significant change to our consolidated statements of operations and comprehensive (loss) income or cash flows. We also expect our quantitative and qualitative disclosures for lease arrangements to increase under ASC 842.

Lessor Accounting: Certain of our international gaming operations arrangements and domestic lottery systems arrangements may contain identified equipment that is conveyed to our customers as a part of a comprehensive service solution. The equipment substitution rights under these arrangements are concluded to be non-substantive, because historical substitutions have primarily been made for operational failures or maintenance reasons and such substitutions generally do not provide us an economic benefit due to high capital costs without incremental revenue. We do not anticipate this fact pattern will change in the future; accordingly, we expect to treat such arrangements as a service arrangement with an embedded lease. However, because the lease component of such lottery arrangements generally is not predominant, we anticipate recognizing the associated revenue under these arrangements under ASC 606.

While most of these arrangements are expected to contain embedded operating leases, depending on the terms of these arrangements, either at inception or upon modification, certain of these arrangements could potentially be classified as sales-type financing leases. Because we are predominantly compensated on a variable basis based on a percentage of revenue in these arrangements, we might be required to recognize a loss at lease inception (or modification) for such arrangements classified as sales-type financing leases. This loss would result from the derecognition of the carrying amount of the underlying equipment that is greater than the net investment in the lease, even though the arrangement is expected to ultimately be profitable. This is not expected to change the timing or amount of revenue that we recognize under these arrangements.

The FASB issued ASU No. 2016-13, Financial Instruments - Credit Losses (Topic 326) in 2016. The new guidance replaces the incurred loss impairment methodology in current U.S. GAAP with a methodology that reflects expected credit losses and requires consideration of a broader range of reasonable and supportable information to inform credit loss estimates. For trade and other receivables, loans and other financial instruments, we will be required to use a forward-looking expected loss model rather than the incurred loss model for recognizing credit losses which reflects losses that are probable. The new guidance will be effective for us beginning January 1, 2020, with early adoption permitted beginning January 1, 2019. Application is through a cumulative-effect adjustment to retained earnings as of the effective date. We are currently evaluating the impact of adopting this guidance.

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

(2) Business Segments
In connection with the NYX acquisition, in the first quarter of 2018, we reviewed our operating and business segments in light of certain changes in the organizational and operational structure of SGC. Based on this review, we determined that our Social gaming business, previously included in our Interactive business segment, is a separate business segment, and the remaining business-to-business Interactive business component was integrated with the acquired NYX business, collectively forming the new Digital business segment. As a result of the above changes, we report our operations in four business segments—Gaming, Lottery, Social and Digital—representing our different products and services. Prior to this change we reported our operations in three business segments—Gaming, Lottery and Interactive.

Our Gaming business segment generally sells gaming machines, VGTs, VLTs and conversion kits and parts, leases or otherwise provides gaming machines, server-based systems and content, sells and supports casino-management systems-based software and hardware, licenses PTG content, and supplies Shufflers to commercial, tribal and governmental gaming operators. Our Lottery business segment provides instant and draw lottery products and related value-added services, and licensed brands used in instant lottery products and loyalty and reward services. Our Lottery business segment also provides systems products and services generally comprised of POS terminals, a central system, customized computer software, data communication services, support and/or related equipment. Our Social business segment provides social gaming services through our own B2C applications. Our Digital business segment provides highly customizable software design, development, licensing, maintenance and support services from a comprehensive suite of technology solutions to enable our customers to operate sports books, including betting markets across both fixed-odds and pari-mutuel betting styles, a distribution platform, full gaming process support services, brand and player management, including SG Universe services, and RMG services to online casino operators through our remote game servers. See Note 3 for the products and services from which each reportable segment derives its revenues.

We also reviewed and considered the change in our Chief Executive Officer during the second quarter of 2018, who is also our Chief Operating Decision Maker (CODM), and how resources are allocated and financial information is regularly reviewed to evaluate operating results and performance of our business segments. As a result of this change, we changed our business segment performance measure of profit or loss from operating income (loss) to AEBITDA, which we have described below. Business segment information for the years ended December 31, 2018, 2017 and 2016 has been recast to reflect these changes. The accounting policies for our business segments are the same as those described in these Notes. The following tables present our recast segment information:

	Year Ended December 31, 2018
	Gaming	Lottery	Social	Digital	Unallocated and Reconciling Items(1)	Total
Total revenue	$1,831.4	$846.3	$415.9	$269.6	$—	$3,363.2
AEBITDA(2)	919.5	390.8	106.7	54.1	(141.4)	$1,329.7
Reconciling items to consolidated net loss before income taxes:
D&A	(493.0)	(58.6)	(17.4)	(66.5)	(54.2)	(689.7)
Restructuring and other	(7.4)	(1.5)	(29.1)	(20.2)	(195.2)	(253.4)
EBITDA from equity investments(2)					(67.3)	(67.3)
Earnings from equity investments					24.9	24.9
Interest expense					(597.2)	(597.2)
Loss on debt financing transactions					(93.2)	(93.2)
Gain on remeasurement of debt					43.4	43.4
Other income, net					7.4	7.4
Stock-based compensation					(43.9)	(43.9)
Net loss before income taxes						$(339.3)
Assets as of December 31, 2018	$5,094.4	$1,299.9	$182.6	$883.1	$257.8	$7,717.8
Capital expenditures for the year ended December 31, 2018	$248.4	$75.7	$3.3	$28.3	$35.1	$390.8
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

	Year Ended December 31, 2017
	Gaming	Lottery	Social	Digital	Unallocated and Reconciling Items(1)	Total
Total revenue	$1,844.3	$811.5	$362.0	$65.8	$—	$3,083.6
AEBITDA(2)	895.6	364.7	81.7	16.0	(133.1)	$1,224.9
Reconciling items to consolidated net loss before income taxes:
D&A	(520.8)	(50.1)	(17.7)	(8.6)	(85.6)	(682.8)
Restructuring and other	(7.7)	(5.9)	(2.0)	(0.2)	(30.1)	(45.9)
EBITDA from equity investments(2)					(67.1)	(67.1)
Earnings from equity investments					26.7	26.7
Interest expense					(609.7)	(609.7)
Loss on debt financing transactions					(38.1)	(38.1)
Other expense, net					(8.6)	(8.6)
Stock-based compensation					(27.2)	(27.2)
Net loss before income taxes						$(227.8)
Assets as of December 31, 2017	$5,401.6	$1,070.6	$219.1	$61.2	$972.8	$7,725.3
Capital expenditures for the year ended December 31, 2017	$194.1	$37.9	$4.5	$3.9	$53.3	$293.7
(1) Includes amounts not allocated to the business segments (including corporate costs) and reconciling items to reconcile the total business segments AEBITDA to our consolidated net loss before income taxes.

(2) AEBITDA is described in footnote (2) to the first table in this Note 2.

	Year Ended December 31, 2016
	Gaming	Lottery	Social	Digital	Unallocated and Reconciling Items(1)	Total
Total revenue	$1,772.7	$777.9	$274.4	$58.4	$—	$2,883.4
AEBITDA(2)	821.6	333.1	55.5	11.4	(118.0)	$1,103.6
Reconciling items to consolidated net loss before income taxes:
D&A	(585.2)	(66.5)	(9.1)	(5.8)	(72.1)	(738.7)
Goodwill impairment	—	(69.0)	—	—	—	(69.0)
Restructuring and other	(14.6)	(8.7)	(0.5)	(1.1)	(32.1)	(57.0)
EBITDA from equity investments(2)					(70.2)	(70.2)
Earnings from equity investments					13.0	13.0
Interest expense					(661.4)	(661.4)
Gain on debt financing transactions					25.2	25.2
Other income, net					11.1	11.1
Stock-based compensation					(35.3)	(35.3)
Net loss before income taxes						$(478.7)
Assets as of December 31, 2016	$5,506.6	$1,032.0	$169.8	$36.0	$343.0	$7,087.4
Capital expenditures for the year ended December 31, 2016	$184.4	$40.5	$4.9	$4.0	$39.1	$272.9
(1) Includes amounts not allocated to the business segments (including corporate costs) and reconciling items to reconcile the total business segments AEBITDA to our consolidated net loss before income taxes.

(2) AEBITDA is described in footnote (2) to the first table in this Note 2.

The following tables present revenue by customer location and property and equipment by geographic location:

	Year Ended December 31,
	2018	2017	2016
Revenue:
U.S.	$2,190.5	$2,118.1	$1,959.0
Other	1,172.7	965.5	924.4
Total	$3,363.2	$3,083.6	$2,883.4

	As of December 31,
	2018	2017
Property and equipment, net:
U.S.	$334.5	$390.1
Other	212.5	178.1
Total	$547.0	$568.2

(3) Revenue Recognition
As described in Note 1, on January 1, 2018, we adopted ASC 606 using the modified retrospective method, which was applied to customer contracts that were not completed as of January 1, 2018. In accordance with the modified retrospective transition method, our results of operations beginning with the first quarter of 2018 are presented in accordance with ASC 606, while prior periods continue to be reported in accordance with the historical revenue recognition guidance under ASC 605.
The following table disaggregates our revenues by type within each of our business segments:

	Revenue recognized for Year Ended December 31,
Revenue category	2018	2017	2016
Gaming
Gaming operations	$631.9	$696.0	$725.3
Gaming machine sales	646.3	672.4	618.2
Gaming systems	320.6	274.0	240.8
Table products	232.6	201.9	188.4
Total	$1,831.4	$1,844.3	$1,772.7

Lottery
Instant products	$592.5	$588.0	$573.7
Lottery systems	253.8	223.5	204.2
Total	$846.3	$811.5	$777.9

Social
Mobile	$322.9	$259.6	$187.1
Web and other	93.0	102.4	87.3
Total	$415.9	$362.0	$274.4

Digital
Sports and platform	$100.5	$—	$—
Gaming and other	169.1	65.8	58.4
Total	$269.6	$65.8	$58.4

2018 Accounting Policy Under ASC 606

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

Our credit terms are predominately short term in nature. We also grant extended payment terms under certain Gaming contracts, primarily where the sale is secured by the related equipment sold. For these contracts with customers for which the financing component is determined to be significant to the contract, the contract transaction price is adjusted for the effect of a financing component (time value of money). We have not applied the significant financing component guidance to transactions with financing terms of 12 months or less.

Any sales commissions associated with the sale or placement of our products and services are expensed as incurred as contracts associated with sales commissions are generally completed within a one-year period.

The primary types of revenue impacted by the adoption of ASC 606 were Gaming operations and Lottery instant products. Each of these is described separately below. We had other balance sheet adoption impacts that, combined with the preceding, resulted in a net increase to opening accumulated loss of $10.9 million as of January 1, 2018. As part of the adoption of ASC 606, we increased contract liabilities by $9.7 million primarily associated with Lottery instant products licensing and player loyalty contracts for which we determined that the promises in the related contracts were part of a single performance obligation under

ASC 606. In addition, we reduced previously recorded deferred costs net of newly established contract assets by $11.4 million related to licensing in certain customized lottery software contracts for which we concluded that we were unable to recognize revenue for delivered elements under ASC 985-605 due to the lack of vendor-specific objective evidence for undelivered elements and for which we were required to estimate the standalone selling price of delivered performance obligations under ASC 606. Other than the adoption impact for Gaming operations and Lottery instant products, described herein, the impact of adopting the new revenue recognition guidance on revenue and operating income in aggregate was less than $10.0 million.

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

Gaming Operations

Gaming operations revenues are generated by providing customers access to proprietary land-based gaming equipment, table game products and VLTs under a variety of recurring operating, service, or rental contracts, for which consideration is based upon a percentage of Coin-in, a percentage of Net win, or a fixed daily/monthly fee, with variability generally resolved in the reporting period. For these contracts with customers, we generally transfer control and recognize revenue or rental income over time based on the amount we expect to receive as described and classify such revenue or rental income as services revenue. Payments from customers under these contracts are typically due on a monthly basis. Jackpot expense for our WAP services is recorded as a reduction to revenue, which decreased revenue and cost of services by $22.3 million for the year ended December 31, 2018. This change in classification has no impact on operating income or net loss. There was $23.2 million and $29.8 million of such amounts presented as cost of services for the year ended December 31, 2017 and 2016. The amount of rental income revenue that is outside the scope of ASC 606 and ASC 605 was $265.2 million, $275.0 million, and $294.3 million for the years ended December 31, 2018, 2017 and 2016, respectively.

Gaming Machine Sales

These contracts with customers include the sale of gaming machines, including game content, electronic table game products and parts (including game themes and conversion kits). We transfer control and recognize revenue from the sale of gaming machines at a point in time upon delivery of gaming machines to our customers or distributors pursuant to the terms of the contract. If the sale of gaming machines includes multiple promised goods and services, these contracts are accounted for as described in the “Contracts with Customers with Multiple Promised Goods and Services” section above. Our credit terms are predominately short term in nature.

Gaming Systems

Gaming systems contracts with customers can include a comprehensive suite of technology solutions provided to gaming operators, including perpetual licenses to core system solutions and non-core system solutions and other applications and tools. Gaming systems products also include the iVIEW touch screen display, which facilitates the player experience, bonus features, customer service, and employee functions and ongoing hardware and software maintenance services and upgrades.

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

Control transfers and we recognize revenue from the sale of perpetual gaming systems licenses and various hardware products at a point in time when the gaming system is available for use by a customer which is no earlier than the commencement of the license term, and for the hardware products upon delivery. For contracts that include new core gaming system installations, control is not considered transferred until control of the core gaming system license is transferred as the additional promises are generally highly dependent on the core gaming system. Software and hardware maintenance and product support services are considered stand-ready obligations, therefore control transfers and revenue is recognized over time over the term of the maintenance and support period. If a gaming systems contract includes multiple promised goods and services, these contracts are accounted for as described in the “Contracts with Customers with Multiple Promised Goods and Services” section above.

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

Lottery Instant Products

Our instant products revenue is primarily generated under long-term contracts to supply instant products and provide related services to our Lottery customers. For instant products that are sold on a PPU and POS basis, we generally have a single performance obligation of a promise to supply the instant products. Control transfers and we recognize revenue from the sale of such instant products when the lotteries have taken delivery of shipments of instant products pursuant to the terms of the contract. For instant products that are sold on a POS basis, we are compensated based on retail sales, therefore the timing difference between the recognition of revenue, the billing of our customers and the receipt of payments depends on retail sales. Contract assets resulting from these contracts remain until we have the contractual ability to invoice and collect from customers (which occurs upon retail sales). For our CSP contracts, revenue is recognized when a lottery retailer activates associated instant tickets, which timing corresponds with how we satisfy our performance obligation.

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
Lottery revenue associated with instant products sold on a POS basis increased by less than $5.0 million for the year ended December 31, 2018 as a result of adopting the new revenue recognition guidance.
The revenue value of tickets and the associated historical cost of inventory sold under POS arrangements remaining in the distribution channel at December 31, 2017 was reflected directly in shareholders’ deficit with an increase to contract assets (included in Prepaid expenses, deposits and other current assets) totaling $52.0 million, a reduction to inventory totaling $33.0 million and a decrease to accumulated net loss totaling $19.0 million. The impact of ASC 606 on our December 31, 2018 consolidated balance sheet was a $36.5 million decrease to inventories and a $64.3 million increase to contract assets included in Prepaid expenses, deposits and other current assets.

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

Maintenance on lottery software and lottery terminals is considered a stand-ready obligation, with control transferring and revenue being recognized over time ratably over the maintenance and support period. If a lottery systems contract includes multiple promised goods and services, these contracts are accounted for as described in the “Contracts with Customers with Multiple Promised Goods and Services” section above.

Social Gaming

Social gaming revenues are generated from the sale of virtual coins, chips or bingo cards (collectively referred to as “virtual currency”), which players can use to play casino-style slot and table games or bingo games (i.e., spin in the case of slot games, bet in the case of table games and use of bingo cards in the case of bingo games). We distribute our games through various global social web and mobile platforms such as Facebook, Apple, Google, Amazon, and other web and mobile platforms. Control transfers and we recognize revenues from player purchases of virtual currency as the virtual currency is consumed for game play, which is based on a historical data analysis. Because we have control over the content and functionality of games before they are accessed by the end user, we have determined we are the principal and, as a result, revenues are recorded on a gross basis. Payment processing fees paid to platform providers (such as Facebook, Apple, Amazon and Google) are recorded within cost of services. All social gaming revenue is classified as services revenue.

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
Determination of performance obligations and timing of the transfer of control vary based on the nature of the contract. Generally, these contracts contain multiple promises, including the following: (i) implementation of customized software solution and the associated software license; (ii) support services and unspecified software updates; (iii) professional development services; and (iv) access to the game content. Control generally transfers and we recognize revenue from the implementation of a customized software solution and the associated software license over time using costs incurred to date relative to total estimated completion costs to measure progress toward satisfying our performance obligations, which we believe best depicts the transfer of control to the customer. Support services and unspecified software updates are considered stand-ready obligations, therefore control transfers and revenue is recognized over time ratably over the term of the support period. Professional development services generally relate to post-go live development, and control transfers and revenue is recognized over time as services are rendered.
We also generate revenue from various content aggregation platforms, remote gaming servers, our SG Universe platform and various other platforms, which deliver a wide spectrum of internally developed and branded games and popular third-party provided games to gaming operators. We provide daily access to these platforms and are typically compensated based on variable consideration, such as a percentage of net gaming revenue with variability generally resolved in the reporting period. Substantially all Digital revenue is classified as services revenue.

Contract Liabilities and Other Disclosures

The following table summarizes the activity in our contract liabilities for the reporting period:

Year Ended December 31, 2018
Contract liability balance, beginning of period(1)	$88.2
Liabilities recognized during the period	53.7
Amounts recognized in revenue from beginning balance	(44.8)
Contract liability balance, end of period(1)	$97.1
(1) Contract liabilities are included within accrued liabilities and other long-term liabilities in our consolidated balance sheet.

The timing of revenue recognition, billings and cash collections results in billed receivables, unbilled receivables (contract assets), and customer advances and deposits (contract liabilities) on our consolidated balance sheet. Other than contracts with customers with financing arrangements exceeding 12 months, revenue recognition is generally proximal to conversion to cash, except for Lottery instant products sold under percentage of sale contracts. As disclosed in “Lottery Instant Products” above, revenue is recognized for such contracts upon delivery to our customers, while conversion to cash is based on the retail sale of the underlying tickets to end consumers. As a result, revenue recognition under ASC 606 does not approximate conversion to cash in any periods post-adoption. Total revenue recognized under such contracts was $103.1 million for the year ended December 31, 2018. The following table summarizes our opening and closing balances in these accounts (other than contract liabilities disclosed above):

	Receivables	Contract Assets(1)
Opening balance, January 1, 2018	$724.7	$66.4
Closing balance, December 31, 2018	753.3	113.7
(1) Contract assets are included primarily within Prepaid expenses, deposits and other current assets in our December 31, 2018 consolidated balance sheet.
Other than acquired contract assets and receivables and assumed contract liabilities resulting from the NYX acquisition (described in Note 9), we did not have any material changes in these balances other than normal, recurring activity during the year ended December 31, 2018.
As of December 31, 2018, other than as described above, we did not have material unsatisfied performance obligations for contracts expected to be long-term or contracts for which we recognize revenue at an amount other than for which we have the right to invoice for goods or services delivered or performed.
2017 and 2016 Accounting Policy Under ASC 605

Refer above for description of how revenue is generated for each revenue category within each of our business segments.

General

We evaluate the recognition of revenue and rental income based on the criteria set forth in ASC 605, ASC 985 or ASC 840, as appropriate. Revenue is recognized when the risks and rewards of ownership have substantively transferred to customers. This condition normally is met when the product has been delivered or upon performance of services. Revenue is reported net of incentive rebates, discounts, sales taxes and all other items of a similar nature. Shipping and handling costs are included in cost of sales. Collectability is evaluated based on a review of the customer’s creditworthiness and a review of historic collection experience under contracts with extended payment terms, as applicable. We separately assess whether pricing is fixed or determinable under arrangements with extended payment terms reflected in the issuance of a receivable.
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

In accounting for multiple-element arrangements that include both hardware and software elements, we first separate the collective hardware and software elements using the relative selling price method as prescribed by ASC 605-25. For software elements not essential to functionality of related hardware, we follow the industry specific software guidance set forth in ASC 985, which only allows for the use of VSOE in establishing fair value if such elements remain undelivered. Generally, VSOE is the price charged when the deliverable is sold separately or the price established by management for a product that is not yet sold. For these types of arrangements (or portions of arrangements) falling within software revenue recognition standards and that do not involve significant production, modification, or customization, revenue for each software or software-related element is recognized when we have VSOE of the selling price of all of the undelivered elements and applicable revenue recognition criteria have been met for the delivered elements. The establishment of VSOE requires judgment as to whether there is a sufficient quantity of items sold on a stand-alone basis or substantive post-contract customer support (“PCS”) contract renewals and whether the prices or PCS renewal rates demonstrate an appropriate level of concentration to conclude that VSOE exists.

Gaming, Social and Digital segments revenue categories are recognized under the general revenue recognition policy described above. If the sale of gaming machines or other arrangements includes multiple elements, these arrangements are accounted for under multiple element arrangement accounting described above.

The following are specific revenue recognition policies for our Lottery segment:

•
Revenue from the sale of instant products that are sold on a PPU basis is recognized when the customer accepts the product pursuant to the terms of the contract and are recognized under general accounting policy described above.

•
Revenue from the sale of instant products that are sold on a Participation basis (POS and CSP) is recognized as retail sales are generated. We believe that products and services provided under these arrangements are delivered contemporaneously and are not separate units of account; therefore, as the services offered are a comprehensive solution in exchange for Participation-based or price-per-unit based compensation, this revenue is recognized under the general revenue recognition policy above.

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

(4) Restructuring and other
Restructuring and other includes charges or expenses attributable to: (i) employee severance; (ii) management restructuring and related costs; (iii) restructuring and integration; (iv) cost savings initiatives; (v) major litigation; and (vi) acquisition related and other unusual items. The following table summarizes pre-tax restructuring and other costs for the periods presented:

	Year Ended December 31,
	2018	2017	2016
Employee severance(1)	$37.2	$9.8	$36.2
Acquisition-related costs(2)	7.6	21.1	2.5
Contingent acquisition consideration(3)	28.7	—	—
Legal and related(4)	152.5	—	—
Restructuring, integration and other	27.4	15.0	18.3
Total	$253.4	$45.9	$57.0
(1) Including employee severance and termination costs associated with restructuring activities.
(2) Year ended December 31, 2018 and 2017, include $7.7 million and $15.1 million related to NYX acquisition, respectively.
(3) Represents contingent consideration fair value adjustment (see Note 17).
(4) Primarily represents settlement related to the Shuffle Tech Matter (see Note 22).

(5) Basic and Diluted Net Loss Per Share
Basic and diluted net loss per share were the same, as any additional common stock equivalents would be anti-dilutive. We excluded 2.1 million, 2.6 million and 2.9 million stock options from the calculation of diluted weighted-average net loss per share for the years ended December 31, 2018, 2017 and 2016, respectively, which would be anti-dilutive due to the net loss in those periods. In addition, we excluded 2.6 million, 3.8 million and 4.9 million RSUs from the calculation of diluted weighted-average net loss per share for the years ended December 31, 2018, 2017 and 2016, respectively, which would be anti-dilutive due to the net loss in those periods.

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
The timing of our invoices does not always coincide with revenue recognized under the contract. We have contract assets (unbilled receivable) which represent revenue recorded in excess of amounts invoiced under the contract and generally become billable at contractually specified dates or events. We had $100.2 million and $61.2 million of unbilled receivables as of December 31, 2018 and 2017, respectively.
The following summarizes the components of current and long-term accounts and notes receivable, net:

	As of December 31,
	2018	2017
Current:
Accounts receivable	$615.1	$551.5
Notes receivable	138.4	164.1
Allowance for doubtful accounts	(40.4)	(31.2)
Current accounts and notes receivable, net	$713.1	$684.4
Long-term:
Accounts and notes receivable, net of allowance of $0.1 and $0.2	40.2	52.8
Total accounts and notes receivable, net	$753.3	$737.2
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
Credit Quality of Receivables
The interest rates on our outstanding accounts and notes receivable ranged from 3.0% to 10.0% at December 31, 2018 and 3.0% to 10.4% at December 31, 2017. Our general policy is to recognize interest on such receivables until the receivable is deemed non-performing, which we define as payments being overdue by 180 days beyond the agreed-upon terms. When a receivable is deemed to be non-performing, the item is placed on non-accrual status and interest income is recognized on a cash basis. The amount of such non-performing receivables was immaterial at December 31, 2018 and 2017.
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
We have certain concentrations of outstanding notes receivable in international locations that impact our assessment of the credit quality of our notes receivable. We monitor the macroeconomic and political environment in each of these locations in our assessment of the credit quality of our notes receivable. We have not identified changes in the aforementioned factors in the year ended December 31, 2018 that require a reassessment of our receivable balances. The international locations with significant concentrations (generally deemed to be exceeding 10%) of our receivables with terms longer than one year are as follows:

•
Mexico - Our notes receivable, net, from certain customers in Mexico at December 31, 2018 was $25.2 million. We collected $33.8 million of outstanding receivables from these customers during the year ended December 31, 2018.

•
Peru - Our notes receivable, net, from certain customers in Peru at December 31, 2018 was $15.5 million. We collected $11.8 million of outstanding receivables from these customers during the year ended December 31, 2018.

•
Argentina - Our notes receivable, net, from customers in Argentina at December 31, 2018 was $18.5 million, which are denominated in USD. Our customers are required to and have continued to pay us in pesos at the spot exchange rate on the date of payment. We collected $34.2 million of outstanding receivables from customers in Argentina during the year ended December 31, 2018.

The following summarizes the components of total notes receivable, net:

	December 31, 2018	Balances over 90 days past due	December 31, 2017	Balances over 90 days past due
Notes receivable:
Domestic	$55.1	$6.2	$93.5	$9.2
International	123.5	24.8	123.6	33.2
Total notes receivable	178.6	31.0	217.1	42.4

Notes receivable allowance
Domestic	(6.5)	(6.5)	(4.0)	(4.0)
International	(17.9)	(17.9)	(16.8)	(16.8)
Total notes receivable allowance	(24.4)	(24.4)	(20.8)	(20.8)

Notes receivable, net	$154.2	$6.6	$196.3	$21.6
At December 31, 2018, 4.3% of our total notes receivable, net, was past due by over 90 days compared to 11.0% at December 31, 2017.
The activity in our allowance for notes receivable for each of the years ended December 31, 2018 and 2017 is as follows:

	December 31, 2018	December 31, 2017
Beginning allowance for notes receivable	$(20.8)	$(15.0)
Provision	(6.3)	(7.3)
Charge-offs and recoveries	2.7	1.5
Ending allowance for notes receivable	$(24.4)	$(20.8)
The fair value of notes receivable is estimated by discounting future cash flows using current interest rates at which similar loans would be made to borrowers with similar credit ratings and remaining maturities. At December 31, 2018 and 2017, the fair value of the notes receivable, net, approximated the carrying value due to contractual terms of notes receivable generally being under 24 months.

(7) Inventories
Inventories are stated at the lower of cost or net realizable value. Cost is determined on the first-in, first-out or weighted moving average method. Our inventory primarily consists of gaming machines and table products for sale and related parts, instant products for our Participation and PPU arrangements and our licensed brand merchandise. We determine the lower of cost or net realizable value of our inventory based on estimates of potentially excess and obsolete inventories after considering historical and forecasted demand and average selling prices.
Inventories consisted of the following:

	As of December 31,
	2018	2017
Parts and work-in-process	$130.5	$128.7
Finished goods	85.1	114.4
Total inventories	$215.6	$243.1
Parts and work-in-process include parts for gaming machines, lottery terminals and instant lottery ticket materials, and labor and overhead costs for work-in-process associated with the manufacturing of gaming machines, instant lottery products and lottery terminals. Our finished goods inventory primarily consists of gaming machines for sale, instant products primarily for our Participation arrangements and our licensed branded merchandise.

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
Costs incurred for equipment associated with specific Gaming, Lottery and Digital contracts not yet placed into service are classified as construction in progress and are not depreciated until placed into service. Leasehold improvements are amortized over the lesser of the term of the corresponding lease or their useful life.
We periodically review the estimated useful lives of our fixed assets and assess the recoverability of long-lived assets (or asset groups) whenever events or changes in circumstances indicate that the carrying value of such an asset (or asset groups) may not be recoverable.
Property and equipment, net consisted of the following:

	As of December 31,
	2018	2017
Land	$15.0	$35.7
Buildings and leasehold improvements	128.2	183.6
Gaming and lottery machinery and equipment	1,041.3	962.2
Furniture and fixtures	27.0	33.2
Construction in progress	17.0	27.7
Other property and equipment	239.7	236.9
Less: accumulated depreciation	(921.2)	(911.1)
Total property and equipment, net	$547.0	$568.2
Depreciation expense is excluded from cost of services, cost of product sales, cost of instant products and other operating expenses and is separately presented within D&A.

	Year Ended December 31,
	2018	2017	2016
Depreciation expense	$212.5	$269.5	$323.1
Capitalized installation costs
Certain Participation contracts require us to perform installation activities. Direct installation activities, which include costs for installing gaming machines, terminals, facilities wiring, computers, internal labor and travel, are performed at the inception of the contract to enable us to perform under the terms of the contract. Such activities do not represent a separate earnings process and, therefore, the installation costs are capitalized and amortized over the estimated contract term in the case of lottery-related contracts and typically over the life of the equipment when no long-term contract exists, as is often the case within our Participation gaming business. We had $28.0 million and $22.7 million of capitalized installation costs, net of accumulated depreciation, included within lottery machinery and equipment included within property and equipment, net as of December 31, 2018 and 2017, respectively. There were no capitalized installation costs recorded related to gaming activities as of December 31, 2018 and 2017.

(9) Acquisitions

We account for business combinations in accordance with ASC 805, which requires us to recognize all (and only) the assets acquired and liabilities assumed in the transaction and establishes the acquisition-date fair value as the measurement objective for all assets acquired and liabilities assumed in a business combination. Certain provisions of this standard prescribe, among other things, the determination of acquisition-date fair value of consideration paid in a business combination (including contingent consideration) and the exclusion of transaction and acquisition related restructuring costs from acquisition accounting.
2018 Acquisitions
NYX Gaming Group Limited Purchase Price Allocation
On January 5, 2018, we completed the acquisition of all outstanding ordinary shares of NYX, creating a leading digital provider of sports wagering, iGaming and iLottery technologies, platforms, content, products and services. We paid $665.8 million in cash to acquire ordinary shares and other securities and to redeem NYX’s outstanding debt (including $91.9 million paid during the fourth quarter of 2017 to acquire NYX ordinary shares and other securities). The fair value of our NYX non-controlling equity interest held immediately before the acquisition date was $90.4 million.
We incurred $7.7 million and $15.1 million of NYX acquisition-related costs which were recorded in Restructuring and other for the years ended December 31, 2018 and 2017, respectively.
The following table summarizes the allocation of the purchase price, which reflects an $8.1 million adjustment from the preliminary allocation during the first quarter of 2018 and primarily related to the provisional amounts recognized for certain receivables and liabilities for which we have subsequently obtained and evaluated more detailed information than existed at the measurement date:

January 5, 2018
Cash, cash equivalents and restricted cash	$23.3
Accounts receivable and other current assets(1)	55.8
Property and equipment and other non-current assets(1)	22.1
Goodwill	368.3
Intangible assets	350.0
Total assets	$819.5
Current liabilities(2)	$74.5
Deferred income taxes	66.3
Assumed debt and other liabilities	299.7
Total liabilities	$440.5
Total consideration transferred	$379.0
(1) Including $40.5 million and $12.9 million of receivables and contract assets, respectively.
(2) Including $15.7 million of contract liabilities.

Cash, cash equivalents and restricted cash, accounts receivable and other current assets and most liabilities (other than as primarily related to deferred income taxes) were valued at the existing carrying values which approximated the estimated fair values. The fair value of deferred income taxes was determined by applying the applicable enacted statutory tax rate to the temporary differences that arose on the differences between the financial reporting value and tax basis of the acquired assets and assumed liabilities.

The fair value of intangible assets was determined using a combination of the relief from royalty method and the excess earnings method using Level 3 inputs in the hierarchy as established by ASC 820. The discount rates used in the valuation analysis ranged between 10% and 14%, and the royalty rate used was 0.5%. The following table details the intangible assets that have been identified:

	Fair Value	Weighted Average Useful Life (Years)
Customer relationships	$214.0	7
Intellectual property(1)	126.5	7
Trade names	9.5	7
(1) Primarily consists of core technology and content.
The factors contributing to the recognition of acquisition goodwill are based on enhanced financial and operational scale, market diversification, expected cost and operational synergies, assembled workforce and other strategic benefits. None of the resultant goodwill is expected to be deductible for income tax purposes.

NYX revenue and net loss since the acquisition date included in our consolidated results were as follows:

Year Ended
December 31, 2018
Revenue	$198.0
Net loss	41.1

The acquired NYX business was combined with the business-to-business component of our previous Interactive business segment, forming the new Digital business segment.

The following unaudited pro forma financial information for the years ended December 31, 2018 and 2017 give effect to the NYX acquisition as if it had been completed on January 1, 2017:

	Year Ended December 31,
	2018	2017
Revenue	$3,363.2	$3,265.2
Net loss	344.7	307.7

The unaudited pro forma financial information is presented for illustrative purposes only and is not necessarily indicative of what the operating results actually would have been if the NYX acquisition had taken place on January 1, 2017, nor is it indicative of future operating results. The pro forma amounts include the historical operating results of SGC and NYX prior to the acquisition, with adjustments factually supportable and directly attributable to the NYX acquisition, primarily related to the effect of fair value adjustments and related depreciation and amortization, acquisition-related fees and expenses, interest expense related to additional borrowings used to complete the acquisition and the effect of repayments of NYX historical debt as a result of the acquisition.

Other Acquisitions

On January 23, 2018, we acquired privately held Tech Art. The transaction was accounted for as an asset acquisition, with substantially all of the cash consideration transferred allocated to intellectual property. Tech Art has been integrated into our Gaming business segment.

On November 1, 2018, we completed the acquisition of Don Best, a leading global supplier of real-time betting data and pricing for North American sporting events. Don Best was integrated into our Digital business segment.

2017 Acquisitions

On January 18, 2017, we closed the acquisition of all of the issued and outstanding common shares of DEQ Systems Corp. (“DEQ”), which was announced in the third quarter of 2016. DEQ was integrated into our Gaming business segment and expands the depth and breadth of our table product portfolio.

On April 7, 2017, we completed the acquisition of all of the issued and outstanding capital stock of privately held mobile and social game company Spicerack, which expands our existing portfolio of social casino games and our customer base. Spicerack was integrated into our Social business segment.

On April 25, 2017, we completed the acquisition of all of the issued and outstanding membership interests of privately held lottery sales force and retail performance technology and consulting services company Lapis Software Associates, LLC (“Lapis”), which expands our suite of value-added retail lottery products. Lapis was integrated into our Lottery business segment.

On July 7, 2017, we completed the acquisition of all of the issued and outstanding capital shares of privately held U.K.-based mobile and interactive casino content developer Red7, which expands our existing portfolio of mobile and interactive game titles. Red7 was integrated into our Digital business segment.
The following table summarizes an aggregate disclosure related to business acquisitions completed in 2018 and 2017, excluding the NYX acquisition:

	Total Consideration	Cash paid, net of cash acquired	Contingent Acquisition Consideration(1)	Allocation of purchase price to Intangible assets, net(2)	Weighted average useful life of acquired intangible assets	Excess purchase price allocated to Goodwill
Aggregate total 2018	$46.2	$34.1	$9.0	$41.6	9.4 Years	$10.8
Aggregate total 2017	66.0	57.7	7.5	56.4	8.3 Years	12.8
(1) Contingent consideration is determined by fair value and included in the consideration transferred (see Note 17 for subsequent changes due to remeasurements, which are recorded in Restructuring and other).
(2) Intangible assets primarily consist of technology-based and customer relationship intangible assets. The fair value of these intangible assets was determined using a combination of a relief from royalty method and the excess earnings method using Level 3 in the hierarchy as established by ASC 820. The discount rates and royalty rates used in the valuation analysis ranged between 9% and 20% and 1% and 16%, respectively.

Contingent acquisition consideration value is primarily based on reaching certain earnings-based metrics, with a maximum payout of up to $49.2 million as of December 31, 2018.

Goodwill recognized relates to the Spicerack and Don Best acquisitions, and the factors contributing to the recognition of goodwill are based on expected synergies resulting from these acquisitions, including the expansion of the customer bases and new markets. Goodwill of $12.8 million attributable to the Spicerack acquisition is deductible for income tax purposes, while goodwill attributable to the Don Best acquisition is not deductible for income tax purposes.

The amount of revenue and earnings associated with the above acquisitions and since the acquisition date included in the consolidated financial statements were less than 5.0% for all of the periods presented, thus not significant to our consolidated financial statements.

(10) Intangible Assets, net and Goodwill
Intangible Assets, net
The following tables present certain information regarding our intangible assets as of December 31, 2018 and 2017. Amortizable intangible assets are being amortized on a straight-line basis over their estimated useful lives with no estimated residual values, which materially approximates the expected pattern of use.

	December 31, 2018			December 31, 2017
	Gross Carrying Value	Accumulated Amortization	Net Balance	Gross Carrying Value	Accumulated Amortization	Net Balance
Amortizable intangible assets:
Customer relationships	$1,083.9	$(298.7)	$785.2	$881.4	$(214.8)	$666.6
Intellectual property	930.6	(452.6)	478.0	788.1	(332.7)	455.4
Licenses	546.2	(253.5)	292.7	419.5	(206.9)	212.6
Brand names	123.4	(58.9)	64.5	125.7	(46.5)	79.2
Trade names	107.3	(22.5)	84.8	98.7	(14.7)	84.0
Patents and other	23.3	(13.6)	9.7	27.1	(14.5)	12.6
	2,814.7	(1,099.8)	1,714.9	2,340.5	(830.1)	1,510.4
Non-amortizable intangible assets:
Trade names	96.3	(2.1)	94.2	96.3	(2.1)	94.2
Total intangible assets	$2,911.0	$(1,101.9)	$1,809.1	$2,436.8	$(832.2)	$1,604.6

The following reflects intangible amortization expense included within D&A:

	Year Ended December 31,
	2018	2017	2016
Amortization expense	$297.1	$260.0	$251.9
Estimated intangible asset amortization expense for the year ending December 31, 2019 and each of the subsequent four years:

	Year Ending December 31,
	2019	2020	2021	2022	2023
Amortization expense	$284.5	$241.1	$223.6	$195.7	$189.3
Goodwill

Following the NYX acquisition, in the first quarter of 2018, we revised our operating segments as described in Note 2. As a result of our resegmentation during the first quarter of 2018, we reviewed our operating segments in accordance with ASC 350 to determine if additional reporting units exist within our operating segments based on the availability of discrete financial information that is regularly reviewed by segment management. We determined that we have nine reporting units: Instant Products, U.S. Lottery Systems, International Lottery Systems, SG Gaming, legacy U.K. Gaming, Casino Management Systems, Table Products, Social Gaming, and SG Digital. The change in our reporting units resulted in the allocation of $116.9 million of the previous Interactive reporting unit goodwill balance to the new Social Gaming reporting unit with the remaining $7.5 million allocated to the new SG Digital reporting unit, which allocation was determined based on the relative fair value approach in accordance with ASC 350.

The table below reconciles the change in the carrying value of goodwill, by business segment, for the period from December 31, 2016 to December 31, 2018.

	Gaming(1)	Lottery(2)	Interactive	Social	Digital	Totals
Balance as of December 31, 2016	$2,428.6	$350.0	$109.8	$—	$—	$2,888.4
Acquired goodwill	—	—	14.6	—	—	14.6
Foreign currency adjustments	46.9	6.2	—	—	—	53.1
Balance as of December 31, 2017	2,475.5	356.2	124.4	—	—	2,956.1
Reporting unit reallocation adjustment	—	—	(124.4)	116.9	7.5	—
Acquired goodwill	—	—	—	—	379.1	379.1
Foreign currency adjustments	(27.0)	(3.8)	—	(1.8)	(22.7)	(55.3)
Balance as of December 31, 2018	$2,448.5	$352.4	$—	$115.1	$363.9	$3,279.9
(1) Accumulated goodwill impairment charges for the Gaming segment as of December 31, 2018 were $935.0 million.
(2) Accumulated goodwill impairment charges for the Lottery segment as of December 31, 2018 were $136.6 million.

(11) Impairments and Assets Held for Sale

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
We evaluate goodwill at the reporting unit level by comparing the carrying value of each reporting unit to its fair value using a quantitative impairment test or qualitative assessment, as deemed appropriate. Under the qualitative assessment option, we first assesses qualitative factors to determine whether the fair value of a reporting unit is not “more than likely” less than its carrying value, which is commonly referred to as “Step 0”. If the fair value of the reporting unit is greater or if it is more likely than not that the fair value of the reporting unit is greater than its carrying value, goodwill is not considered impaired. If the fair value of the reporting unit is less than its carrying value, an impairment charge is recognized for the amount by which the carrying value exceeds the reporting unit’s fair value determined based on a quantitative test, not to exceed the total amount of goodwill allocated to that reporting unit. Prior to the adoption of ASU 2017-04 and for the year ended December 31, 2016, the impairment loss was measured by comparing the fair value of goodwill to its carrying value based on an approach under which we were required to estimate the fair value of the entire reporting unit being assessed and assigning the residual difference between the estimated fair value of the reporting unit and the estimated fair value of the identifiable assets and liabilities to goodwill.
We reviewed our operating segments in accordance with ASC 350 to determine if additional reporting units exist within our operating segments based on the availability of discrete financial information that is regularly reviewed by segment management. As disclosed in Note 10, we determined that we have nine reporting units: Instant Products, U.S. Lottery Systems, International Lottery Systems, SG Gaming, legacy U.K. Gaming, Casino Management Systems, Table Products, Social Gaming, and SG Digital. For business segment information, see Note 2.

Our annual goodwill impairment tests as of October 1, 2018 indicated estimated fair values were more likely than not in excess of their carrying values for each of our reporting units that have goodwill balances.

We conduct impairment tests of our indefinite-lived assets annually in the fourth quarter of each fiscal year, or more frequently if events or changes in circumstances indicate that it is more likely than not that the fair value of an indefinite-lived asset is less than its carrying value or when circumstances no longer continue to support an indefinite useful life.

Our annual impairment tests as of October 1, 2018 indicated estimated fair values were more likely than not in excess of the carrying values for all of our remaining indefinite-lived intangible assets.

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

Other long-lived assets and intangible assets with finite useful lives
Intangible assets with finite useful lives are amortized over two to fifteen years using the straight-line method, which materially approximates the pattern of the assets' use. Factors considered when assigning useful lives include legal, regulatory and contractual provisions, product obsolescence, demand, competition and other economic factors.
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
Assets Held For Sale

As of December 31, 2018, we had $36.4 million of assets held for sale, and none as of December 31, 2017. Assets held for sale primarily relate to our Gaming business segment and consist of certain properties in Chicago that are actively being marketed for sale as a result of recent facility rationalization and integration activities. These assets are included within Prepaid expenses, deposits and other current assets and are reported at the lower of the carrying value or fair market value, less expected costs to sell. We measured the fair value of assets held for sale under a market approach and have categorized such measurements as Level 3 in the fair value hierarchy. Based on our fair value measurement during the first quarter of 2018, the book value related to our assets held for sale was reduced by approximately $19.0 million, which was recorded within D&A. During the fourth quarter of 2018, we sold certain of our properties held for sale with net cash proceeds of approximately $40.0 million, which resulted in a gain on sale of assets of $16.3 million, which was recorded within Other income, net for the year ended December 31, 2018.

(12) Software, net
We capitalize direct costs used in the development of internal-use software. Amounts capitalized are amortized over a period of two to ten years on a straight-line basis.
We purchase, license and incur costs to develop external use software to be used in the products we sell, lease or market to customers. Costs incurred in creating software are expensed when incurred as R&D until technological feasibility has been established, after which costs are capitalized up to the date the software is available for general release to customers. Generally, the software we develop reaches technological feasibility when a working model of the software is available. We capitalize the payments made for software that we purchase or license for use in our products that has previously met the technological feasibility criteria prior to our purchase or license. Amortization of capitalized software costs is recorded over the estimated economic life, which is typically eight to ten years.
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
Software, net consisted of the following:

	As of December 31,
	2018	2017
Software	$1,101.6	$1,003.2
Accumulated amortization	(816.3)	(663.8)
Software, net	$285.3	$339.4
In the years ended December 31, 2018 and 2017, we capitalized $108.5 million and $75.3 million, respectively, of software.
The following reflects amortization of software included within D&A:

	Year Ended December 31,
	2018	2017	2016
Amortization expense	$160.5	$153.3	$158.9

(13) Equity Investments
We account for our equity investments where we own a non-controlling interest, but exercise significant influence, under the equity method of accounting. Under the equity method of accounting, our original cost of the investment is adjusted for our share of equity in the earnings of the equity investee and reduced by dividends and distributions of capital received.
We evaluate our investments in unconsolidated affiliates, for impairment whenever events or changes in circumstances indicate that the carrying value of the investment may have experienced an “other-than-temporary” decline in value. If such conditions exist, we compare the estimated fair value of the investment to its carrying value to determine if an impairment is indicated and determine whether the impairment is “other-than-temporary” based on an assessment of all relevant factors, including consideration of our intent and ability to retain our investment until the recovery of the unrealized loss. We estimate fair value using a discounted cash flow analysis based on estimated future results of, or cash distributions from, the investee. Impairment charges, if any, are recorded in earnings (loss) from equity investment.
During the fourth quarter of 2016, we recorded an impairment charge of $11.3 million related to our investment in GLB.
At December 31, 2018, we had investments in a number of entities (principally in our Lottery business segment) which are accounted for under the equity method of accounting because we do not have a controlling financial interest but we have the ability to exercise significant influence. For these investments, equity method income (loss) is recorded in “Earnings (loss) from equity investments”, with our investment recorded in “Equity investments.” See the tables below for details of our equity investments:

Equity Investment	Purpose	Concession and/or Supplier Agreement Term	Ownership Interest	Segment
LNS(1)	Exclusive operator of Italian instant game lottery	Initial term of nine years beginning October 2010, which was subsequently extended for up to nine years (September 2028)	20%	Lottery
Northstar IL(2)	Private manager of Illinois lottery under a PMA	January 2011 through January 2018	20%	Lottery
Northstar NJ(3)	Provision of marketing and sales services to New Jersey Lottery	October 1, 2013 through 2029	17.69%	Lottery
Northstar SupplyCo New Jersey LLC (NJ SupplyCo)	Separate agreement under which we provide instant games to Northstar NJ	October 1, 2013 through 2029	30%	Lottery
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

	Equity investment Balance as of December 31,		Equity earnings (loss) recognized for the Year Ended December 31,			Cash distributions and dividends received for the Year Ended December 31,
Equity Investment	2018	2017	2018	2017	2016	2018	2017	2016
LNS	$224.1	$75.1	$16.4	$14.3	$14.0	$37.3	$40.4	$34.3
Northstar IL	—	—	(0.6)	2.8	(0.4)	—	—	—
Northstar NJ and NJ Supply Co	25.5	21.2	3.3	0.9	1.0	—	4.6	4.8
GLB and CSG	23.1	35.3	0.6	(0.1)	(8.0)	10.8	5.0	1.7
International Terminal Leasing	3.8	8.1	0.1	0.8	—	4.3	5.6	5.9
Other	21.9	23.8	5.1	8.0	6.4	10.1	11.7	5.0
Total under equity method	$298.4	$163.5	$24.9	$26.7	$13.0	$62.5	$67.3	$51.7

NYX(1)	—	90.4	—	—	—	—	—	—
Total equity investment	$298.4	$253.9	$24.9	$26.7	$13.0	$62.5	$67.3	$51.7
(1) We elected the fair value option to account for our 36% non-controlling equity investment in NYX during and as of and for the year ended December 31, 2017.

	Revenue recognized from sales to investee for the Year Ended December 31,
Equity Investment	2018	2017	2016
LNS	$40.0	$44.9	$45.3
Northstar IL(1)	—	22.8	22.6
Northstar NJ and NJ Supply Co	23.3	20.6	20.9
Other	6.6	6.7	4.9
Total	$69.9	$95.0	$93.7
(1) Effective January 1, 2018, Camelot Illinois, LLC assumed our and IGT’s supply agreements (see below).
LNS
On December 4, 2017, we announced that LNS had accepted a contract extension of up to nine years for the Italian Scratch and Win concession. As a part of the contract extension, LNS was required to pay an upfront fee of €800 million in three installments. The first installment of €50 million was paid as of December 31, 2017; payments of the second installment of €300 million and third installment of €450 million were made in April 2018 and October 2018, respectively. Our pro-rata concession funding payments to LNS were €10 million ($11.9 million), €60 million ($74.3 million) and €90 million ($104.2 million), respectively, and were treated as contributions to our equity method investment as contributions were made.
As of December 31, 2018 we had accounts receivable of $11.3 million from LNS.
Northstar Illinois
In August 2015, Northstar Illinois, the State of Illinois, SGI and Gtech Corporation (now known as IGT Global Solutions Corporation (“IGT”)) entered into a termination agreement with respect to the PMA (the “Termination Agreement”). In September 2016, Northstar Illinois, the State of Illinois, SGI and IGT entered into a letter agreement that (a) extended the term of the PMA (which expired January 2018) and (b) extended our instant lottery product supply agreement (and IGT’s lottery systems supply agreement) with Northstar Illinois which now expires April 1, 2019 (though it may be terminated earlier upon at least thirty (30) days prior written notice). The new PMA between the state of Illinois and Camelot Illinois, LLC commenced in January 2018, and Camelot Illinois, LLC has accepted the assignment and assumption of the SGI and IGT supply agreements.
Northstar New Jersey
Northstar New Jersey is entitled to receive annual incentive compensation payments from the State of New Jersey to the extent the lottery's net income for the applicable year exceeds specified target levels, subject to a cap of 3% of the applicable year’s net income. Northstar New Jersey is responsible for payments to the State of New Jersey to the extent certain net income targets are not achieved by the New Jersey Lottery, subject to a cap of 2% of the applicable year’s net income and a $20.0 million shortfall payment credit that was fully used by the end of the fourth quarter of 2015.

(14) Accrued Liabilities
Accrued liabilities consisted of the following:

	As of December 31,
	2018	2017
Compensation and benefits	$119.7	$148.2
Contract liability(1)	73.4	42.7
Accrued interest	64.2	116.5
Customer advances and licenses	42.5	55.0
Taxes, other than income	26.7	27.7
Contingent acquisition consideration liabilities	22.1	—
Legal accruals	7.0	14.9
Other	121.6	104.1
Total	$477.2	$509.1
(1) Represents deferred revenue prior to the adoption of ASC 606.

(15) Leases
At December 31, 2018, we were obligated under operating leases covering office equipment, office and warehouse space, transponders and transportation equipment expiring at various dates. Future minimum lease payments required under our operating leases at December 31, 2018 were approximately as follows:

	2019	2020	2021	2022	2023	Thereafter
Future minimum lease payments	$33.4	$27.2	$22.8	$17.9	$14.4	$29.3
Total rental expense under operating leases was $39.2 million, $32.2 million and $32.7 million for the years ended December 31, 2018, 2017 and 2016, respectively.
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

(16) Long-Term and Other Debt
Outstanding debt and capital leases
The following reflects outstanding debt as of the dates indicated below:

	As of December 31,
	2018					2017
	Final Maturity	Rate(s)	Face Value	Unamortized debt discount/premium and deferred financing costs, net	Book Value	Book Value
Senior Secured Credit Facilities:
2018 Revolver, varying interest rate	2018	variable	$—	$—	$—	$100.5
2020 Revolver, varying interest rate	2020	variable	325.0	—	325.0	249.5
Term Loan B-4	2024	variable	—	—	—	3,193.6
Term Loan B-5	2024	variable	4,143.3	(72.3)	4,071.0	—
Senior Notes:
2022 Secured Notes	2022	7.000%	—	—	—	2,130.7
2025 Secured Notes(1)	2025	5.000%	1,250.0	(17.5)	1,232.5	343.7
2026 Secured Euro Notes(2)	2026	3.375%	371.9	(5.4)	366.5	—
Unsecured Notes	2022	10.000%	2,200.0	(23.8)	2,176.2	2,170.1
2026 Unsecured Euro Notes(2)	2026	5.500%	286.1	(4.2)	281.9	—
Subordinated Notes:
2020 Notes	2020	6.250%	243.5	(1.0)	242.5	241.8
2021 Notes	2021	6.625%	340.6	(3.3)	337.3	336.0
Capital lease obligations, 3.9% as of December 31, 2018 payable monthly through 2020	2020	3.900%	4.0	—	4.0	10.7
Total long-term debt outstanding			$9,164.4	$(127.5)	$9,036.9	$8,776.6
Less: current portion of long-term debt					(45.0)	(40.3)
Long-term debt, excluding current portion					$8,991.9	$8,736.3
Fair value of debt(3)			$8,773.3
(1) In connection with the February 2018 Refinancing, we entered into certain cross-currency interest rate swap agreements to achieve more attractive interest rates by effectively converting $460.0 million of the fixed-rate, U.S. Dollar-denominated 2025 Secured Notes, including the semi-annual interest payments through October 2023, to a fixed-rate Euro-denominated debt, with a fixed annual weighted average interest rate of approximately 2.946%. These cross-currency swaps have been designated as a hedge of our net investment in certain subsidiaries.
(2) We designated a portion of our 2026 Secured Euro Notes as a net investment non-derivative hedge of our investments in certain of our international subsidiaries that use the Euro as their functional currency in order to reduce the volatility in our operating results caused by the change in foreign currency exchange rates of the Euro relative to the U.S. Dollar (see Note 17 for additional information). The total change in the face value of the 2026 Secured Euro Notes and 2026 Unsecured Euro Notes due to changes in foreign currency exchange rates since the issuance was a reduction of $54.4 million, of which a $43.4 million gain was recognized on remeasurement of debt in the Consolidated Statements of Operations and Comprehensive Loss for the year ended December 31, 2018.
(3) Fair value of our fixed rate and variable interest rate debt is classified within Level 2 in the fair value hierarchy and has been calculated based on the quoted market prices of our securities.

The following reflects the principal amount of debt and capital lease payments due over the next five years and beyond as of December 31, 2018:

	Total	2019	2020	2021	2022	2023	After 2023
Senior Secured Credit Facilities	$4,468.3	$41.7	$366.7	$41.7	$41.7	$41.7	$3,934.8
Senior Notes	4,108.0	—	—	—	2,200.0	—	1,908.0
Subordinated Notes	584.1	—	243.5	340.6	—	—	—
Capital lease obligations	4.0	3.3	0.7	—	—	—	—
Total long-term debt outstanding	$9,164.4	$45.0	$610.9	$382.3	$2,241.7	$41.7	$5,842.8
Unamortized deferred financing costs and discount/premium	(127.5)
Total debt book value	$9,036.9
Senior secured credit facilities
SGC and certain of its subsidiaries are party to a credit agreement, dated as of October 18, 2013, by and among SGI, as the borrower, SGC, as a guarantor, Bank of America, N.A., as administrative agent, and the lenders and other agents party thereto (the “credit agreement”).
As of December 31, 2017, the credit agreement included (a) a revolving credit facility of $596.2 million, through October 2018, with a step-down in availability at that time to $421.7 million until the extended maturity in October 2020, and with up to $350.0 million of the revolving credit facility available for issuances of letters of credit and (b) a $3.3 billion term B-4 loan facility.
On February 14, 2018, we entered into the following transactions (the “February 2018 Refinancing”): a private offering of an additional $900.0 million principal amount of our 2025 Secured Notes, €325.0 million of 3.375% new senior secured notes due 2026 and €250 million of 5.500% new senior unsecured notes due 2026, and an amendment to our credit agreement to refinance our existing term loan B-4 facility and increase the term loans outstanding by $900.0 million under a new term loan B-5 facility. We used the net proceeds of the February 2018 Refinancing to (a) redeem all of our outstanding 2022 Secured Notes, (b) prepay a portion of our revolver borrowings under our credit agreement and (c) pay accrued and unpaid interest thereon plus related premiums, fees and expenses. The applicable margin for the new term B-5 loans was 2.75% per annum for eurocurrency (LIBOR) loans and 1.75% per annum for base rate loans, compared to 3.25% per annum for eurocurrency (LIBOR) loans and 2.25% per annum for base rate loans under the previous term B-4 loan facility. We also increased the amount of the revolving credit agreement by $24.0 million to $620.2 million through October 18, 2018, with a step-down in availability at that time to $445.7 million until the extended maturity on October 18, 2020.
On October 18, 2018 we entered into a lender joinder agreement to the credit agreement with an additional revolving commitment lender. Pursuant to that joinder agreement, the amount of the revolving credit facility availability under the credit agreement was increased by $50.0 million through October 18, 2020.
On December 12, 2018, we entered into two lender joinder agreements to the credit agreement with two additional revolving commitment lenders. Pursuant to these joinder agreements, the amount of the revolving credit facility availability under the credit agreement was increased by $125.0 million effective December 13, 2018 through October 18, 2020. As a result of all three of these joinder agreements, the amount of the availability under the revolving credit facility as of December 31, 2018 was $620.7 million until it matures on October 18, 2020.

All of the debt incurred under the credit agreement is subject to accelerated maturity depending on our liquidity at the time our 2020 Notes, 2021 Notes and Unsecured Notes become due.
The term B-5 loans under the credit agreement mature on August 14, 2024 and amortize in equal quarterly installments in an amount equal to 1.00% per annum of the stated principal amount thereof, with the remaining balance due at final maturity.
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
Senior notes
Unsecured Notes
The Unsecured Notes were issued pursuant to an indenture dated as of November 21, 2014 (the “Unsecured Notes Indenture”).
SGI may redeem some or all of the Unsecured Notes at any time on or after December 1, 2018 at the prices specified in the Unsecured Notes indenture.
The Unsecured Notes are senior unsecured obligations of SGI and rank equally to all of SGI’s existing and future senior debt and rank senior to all of SGI’s existing and future senior subordinated debt. The Unsecured Notes are guaranteed on a senior unsecured basis by SGC and all of its wholly owned U.S. subsidiaries (other than SGI, the unrestricted social gaming business entities and immaterial subsidiaries). The Unsecured Notes are structurally subordinated to all of the liabilities of our non-guarantor subsidiaries.
2022 Secured Notes
The 2022 Secured Notes were issued pursuant to an indenture dated as of November 21, 2014 (the “2022 Secured Notes Indenture”). We redeemed all of the outstanding 2022 Secured Notes in March 2018 in connection with the February 2018 Refinancing.
2025 Secured Notes
On October 17, 2017, SGI issued $350.0 million in aggregate principal amount of the 2025 Secured Notes in a private offering (the “October 2017 Financing”). The 2025 Secured Notes were issued pursuant to an indenture dated as of October 17, 2017 (the “2025 Secured Notes Indenture”). We used the net proceeds of the October 2017 Financing, together with cash on hand and borrowings under the revolving credit facility under our credit agreement, to finance the NYX acquisition, including the refinancing of certain indebtedness of NYX, and to pay related fees and expenses. The $900.0 million of additional 2025 Secured Notes that were issued as part of the February 2018 Refinancing were issued under the 2025 Secured Notes Indenture and therefore have the same terms as the initial 2025 Secured Notes except for the issue date. SGI may redeem some or all of the 2025 Secured Notes at any time prior to October 15, 2020 at a redemption price equal to 100% of the principal amount of the 2025 Secured Notes plus accrued and unpaid interest, if any, to the date of redemption plus a “make whole” premium. SGI may redeem some or all of the 2025 Secured Notes at any time on or after October 15, 2020 at the prices specified in the 2025 Secured Notes indenture.
The 2025 Secured Notes are senior secured obligations of SGI and are equally and ratably secured with SGI’s obligations under the credit agreement and the 2026 Secured Euro Notes. The 2025 Secured Notes are equal in rank to all of SGI’s existing and future senior debt and rank senior to all of SGI’s existing and future senior subordinated debt. The 2025 Secured Notes are guaranteed on a senior secured basis by SGC and all of its wholly-owned U.S. subsidiaries (other than SGI, the unrestricted social gaming business entities and immaterial subsidiaries). The 2025 Secured Notes are structurally subordinated to all of the liabilities of our non-guarantor subsidiaries.
2026 Secured and Unsecured Euro Notes
In connection with the February 2018 Refinancing, SGI issued €325.0 million aggregate principal amount of its new 2026 Secured Euro Notes and €250.0 million aggregate principal amount of its new 2026 Unsecured Euro Notes.
The 2026 Secured Euro Notes were issued pursuant to an indenture dated as of February 14, 2018 (the “2026 Secured Notes Indenture”). SGI may redeem some or all of the 2026 Secured Euro Notes at any time prior to February 15, 2021 at a redemption price equal to 100% of the principal amount of the 2026 Secured Euro Notes plus accrued and unpaid interest, if any, to the date of redemption plus a “make whole” premium. SGI may redeem some or all of the 2026 Secured Euro Notes at any time on or after February 15, 2021 at the prices specified in the 2026 Secured Notes Indenture.

The 2026 Secured Euro Notes are senior secured obligations of SGI and are equally and ratably secured with SGI’s obligations under the credit agreement and the 2025 Secured Notes. The 2026 Secured Euro Notes are equal in rank to all of SGI’s existing and future senior debt and rank senior to all of SGI’s existing and future senior subordinated debt. The 2026 Secured Euro Notes are guaranteed on a senior secured basis by SGC and all of its wholly owned U.S. subsidiaries (other than SGI, the unrestricted social gaming business entities and immaterial subsidiaries). The 2026 Secured Euro Notes are structurally subordinated to all of the liabilities of our non-guarantor subsidiaries.
The 2026 Unsecured Euro Notes were issued pursuant to an indenture dated as of February 14, 2018 (the “2026 Unsecured Notes Indenture”). SGI may redeem some or all of the 2026 Unsecured Euro Notes at any time prior to February 15, 2021 at a redemption price equal to 100% of the principal amount of the 2026 Unsecured Euro Notes plus accrued and unpaid interest, if any, to the date of redemption plus a “make whole” premium. SGI may redeem some or all of the 2026 Unsecured Euro Notes at any time on or after February 15, 2021 at the prices specified in the 2026 Unsecured Notes indenture.
The 2026 Unsecured Euro Notes are senior unsecured obligations of SGI and rank equally to all of SGI’s existing and future senior debt and rank senior to all of SGI’s existing and future senior subordinated debt. The 2026 Unsecured Euro Notes are guaranteed on a senior unsecured basis by SGC and all of its wholly owned U.S. subsidiaries (other than SGI, the unrestricted social gaming business entities and immaterial subsidiaries). The 2026 Unsecured Euro Notes are structurally subordinated to all of the liabilities of our non-guarantor subsidiaries.
Effective April 30, 2018, the 2026 Secured Euro Notes and 2026 Unsecured Euro Notes were listed on the Official List of The International Stock Exchange.

Subordinated notes
2018 Notes
The 2018 Notes were issued pursuant to an indenture dated as of September 22, 2010 (the “2018 Notes Indenture”). We redeemed all of the outstanding 2018 Notes on March 17, 2017.
2020 Notes
The 2020 Notes were issued pursuant to an indenture dated as of August 20, 2012 (the “2020 Notes Indenture”). SGI may redeem some or all of the 2020 Notes at any time at the prices specified in the 2020 Notes Indenture.
The 2020 Notes are unsecured senior subordinated obligations of SGI and are subordinated to all of SGI’s existing and future senior debt, rank equally with all of SGI’s existing and future senior subordinated debt and rank senior to all of SGI’s future debt that is expressly subordinated to the 2020 Notes. The 2020 Notes are guaranteed on an unsecured senior subordinated basis by SGC and all of its wholly owned U.S. subsidiaries (other than SGI, the unrestricted social gaming business entities and immaterial subsidiaries). The 2020 Notes are structurally subordinated to all of the liabilities of our non-guarantor subsidiaries.
2021 Notes
The 2021 Notes were issued pursuant to an indenture dated as of June 4, 2014 (the “2021 Notes Indenture”). SGI may redeem some or all of the 2021 Notes at any time at the prices specified in the 2021 Notes Indenture.
The 2021 Notes are unsecured senior subordinated obligations of SGI and are subordinated to all of SGI’s existing and future senior debt, rank equally with all of SGI’s existing and future senior subordinated debt and rank senior to all of SGI’s future debt that is expressly subordinated to the 2021 Notes. The 2021 Notes are guaranteed on an unsecured senior subordinated basis by SGC and all of its wholly owned U.S. subsidiaries (other than SGI, the unrestricted social gaming business entities and immaterial subsidiaries). The 2021 Notes are structurally subordinated to all of the liabilities of our non-guarantor subsidiaries.
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

Social gaming unrestricted subsidiary designation
In order to provide flexibility for potential future growth opportunities with respect to our social gaming business, during the third quarter of 2016 we designated certain of our wholly owned direct and indirect subsidiaries, which hold substantially all of the assets of, and operate, our social gaming business, as “Unrestricted Subsidiaries” under our credit agreement and the 2018 Notes Indenture, 2020 Notes Indenture, 2021 Notes Indenture, 2022 Secured Notes Indenture, and Unsecured Notes Indenture. In connection with the October 2017 Financing, we designated these social gaming subsidiaries as “Unrestricted Subsidiaries” under the 2025 Secured Notes Indenture. In connection with the February 2018 Refinancing, we designated these social gaming subsidiaries as “Unrestricted Subsidiaries” under the 2026 Secured Notes Indenture and the 2026 Unsecured Notes Indenture.

As a result of such designations, these social gaming subsidiaries are not guarantors under our credit agreement and indentures and are not obligated to comply with many of the covenants set forth in those agreements and that remain applicable to us and our restricted subsidiaries. In addition, except to the extent of cash distributions from these social gaming subsidiaries to us or our restricted subsidiaries, the assets, liabilities and financial results of these social gaming subsidiaries will be excluded from the calculation of the applicable financial metrics required by these agreements, including our credit agreement’s maintenance covenant, which is based on our consolidated net first lien leverage. Following these designations, the social gaming subsidiaries remain our wholly owned direct and indirect subsidiaries.

Debt issuance costs

We capitalize debt issuance costs associated with long-term financing arrangements and amortize the deferred debt issuance costs over the term of the arrangement using the effective interest method.  The capitalized debt issuance costs associated with long-term debt financing, other than line-of-credit arrangements, are presented as a direct reduction from the carrying value of long-term debt, consistent with the treatment of unamortized debt discount. In connection with 2017 refinancing activities, we incurred $42.2 million in financing costs of which approximately $34.3 million are presented as a reduction to long-term debt and $7.9 million were expensed. In connection with the refinancing activities in 2018, we incurred $25.8 million in financing costs presented primarily as a reduction to long-term debt.

Loss (Gain) on Debt Financing Transactions

The following are components of the loss (gain) on debt financing transactions resulting from debt extinguishment and modification accounting:

	Years Ended December 31,
	2018	2017	2016
Repurchase and cancellation of principal balance at premium (discount)	$110.3	$—	$(26.0)
Unamortized debt (premium) discount and deferred financing costs. net	(29.8)	26.4	0.8
Third party debt issuance fees	12.7	11.7	—
Total loss (gain) on debt financing transactions	$93.2	$38.1	$(25.2)

Terms of Outstanding Debt
Restrictive covenants
Our only financial maintenance covenant is contained in our credit agreement. This covenant is tested at the end of each fiscal quarter and requires us to not exceed a maximum consolidated net first lien leverage ratio of 5.5x Consolidated EBITDA (as defined in the credit agreement) for the quarter ended December 31, 2018. This ratio will step down to 5.0x for the quarter ended June 30, 2019.
The credit agreement, 2020 Notes Indenture, 2021 Notes Indenture, Unsecured Notes Indenture, 2025 Secured Notes Indenture, 2026 Secured Notes Indenture and 2026 Unsecured Notes Indenture also contain certain covenants that, among other things and subject to certain exceptions, limit SGC’s and its restricted subsidiaries’ (including SGI) ability to incur additional indebtedness or guarantees, pay dividends or make distributions or certain other restricted payments, purchase or redeem capital stock, prepay junior indebtedness or modify certain debt instruments, make investments or extend credit, engage in certain transactions with affiliates, engage in sale-leaseback transactions, consummate certain assets sales, effect a consolidation or merger, sell, transfer, lease or otherwise dispose of assets, create certain liens and other encumbrances on assets, enter into arrangements that restrict the ability to pay dividends or change fiscal years. These agreements also contain events of default customary for agreements of their type (with customary grace periods, as applicable). Failure to comply with any of the covenants in these agreements could result in a default under these agreements and under other agreements containing cross-default provisions. Such a default would permit lenders to accelerate the maturity of the debt under these agreements and other agreements containing cross-default provisions and to foreclose upon any collateral securing the debt.
We were in compliance with the financial covenants under our debt agreements as of December 31, 2018.
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
Derivative Financial Instruments

We record derivative financial instruments on the balance sheet at their respective fair values. As described in Note 1, during the first quarter of 2018, we adopted ASU 2017-12. As of December 31, 2018, we held the following derivative instruments that were accounted for pursuant to ASC 815:
Interest Rate Swap Contracts
We currently use interest rate swap contracts as described below to manage exposure to interest rate fluctuations by reducing the uncertainty of future cash flows on our variable rate debt. Our interest rate swaps that we held as of December 31, 2017 expired in January 2018.
In February 2018, we entered into interest rate swap contracts to hedge a portion of our interest expense associated with our variable rate debt to effectively fix the interest rate that we pay. These interest rate swap contracts are designated as cash flow hedges under ASC 815. We pay interest at a weighted-average fixed rate of 2.4418% and receive interest at a variable rate equal to one-month LIBOR. The total notional amount of interest rate swaps outstanding was $800.0 million as of December 31, 2018. These hedges mature in February 2022.
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
The following table shows the gains (losses) and interest expense on our interest rate swap contracts:

	Year Ended December 31,
	2018	2017	2016
Gains (losses) recorded in accumulated other comprehensive loss, net of tax	$0.1	$(4.2)	$(3.0)
Interest expense recorded related to interest rate swap contracts	2.6	7.0	8.2

We do not expect to reclassify material amounts from Accumulated other comprehensive loss to interest expense in the next twelve months.

The following table shows the effect of interest rate swap contracts designated as cash flow hedges on the consolidated statements of operations and comprehensive loss:

Year Ended December 31, 2018
Interest expense
Total amounts of expense line item presented in the statements of operations and comprehensive loss in which the effects of cash flow hedges are recorded	$(597.2)
Hedged item	(16.6)
Derivative designated as hedging instrument	14.0

Cross-Currency Interest Rate Swaps
In connection with the February 2018 Refinancing (see Note 16), we entered into certain cross-currency interest rate swap agreements to achieve more attractive interest rates by effectively converting $460.0 million of our fixed-rate U.S. Dollar-denominated 2025 Secured Notes, including the semi-annual interest payments through October 2023, to fixed-rate Euro-denominated debt, with a fixed annual weighted average interest rate of approximately 2.946%. We have designated these cross-currency interest rate swap agreements as a net investment hedge of our investments in certain of our international subsidiaries that use the Euro as their functional currency in order to reduce the volatility in our operating results caused by the changes in foreign currency exchange rates of the Euro relative to the U.S. Dollar.
We use the spot method to measure the effectiveness of our net investment hedge. Under this method, for each reporting period, the change in the fair value of the $460.0 million cross-currency interest rate swaps is reported in foreign currency translation gain (loss) in Accumulated other comprehensive loss. The cross-currency basis spread (along with other components of the cross-currency swaps’ fair value excluded from the spot method effectiveness assessment) are amortized and recorded to interest expense. We evaluate the effectiveness of our net investment hedge at the beginning of each quarter.
The following table shows the fair value of our hedges:

	Balance Sheet Line Item	December 31, 2018	December 31, 2017
Interest rate swaps(1)(3)	Other assets/(accrued liabilities)	$0.2	$(0.2)
Cross-currency interest rate swaps(2)(3)	Other assets	18.0	—
(1) The gains (loss) of $0.2 million, ($0.2 million) and ($6.9 million) for the years ended December 31, 2018, 2017 and 2016, respectively, are reflected in Derivative financial instrument unrealized gain (loss), net of tax in Other comprehensive income.
(2) The gain of $18.0 million for the year ended December 31, 2018 is reflected in Foreign currency translation loss, net of tax in Other comprehensive income.
(3) The inputs used to measure the fair value of our interest rate swap contracts are categorized as Level 2 in the fair value hierarchy.

Net Investment Non-derivative Hedge - 2026 Secured Euro Notes
For the fourth quarter of 2018, we designated $155.0 million of our 2026 Secured Euro Notes as a net investment non-derivative hedge of our investments in certain of our international subsidiaries that use the Euro as their functional currency in order to reduce the volatility in our results caused by the changes in foreign currency exchange rates of the Euro relative to the U.S. Dollar.

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
Contingent Acquisition Consideration Liabilities

In connection with our 2017 and 2018 acquisitions, we have recorded certain contingent acquisition consideration liabilities, of which the values are primarily based on reaching certain earnings-based metrics, with a maximum payout of up to $49.2 million as of December 31, 2018. The related liabilities were recorded at fair value on the acquisition date as part of the consideration transferred and are remeasured each reporting period. The inputs used to measure the fair value of our liabilities are categorized as Level 3 in the fair value hierarchy.

We remeasured contingent acquisition consideration at each reporting period. These remeasurements included increases to the projected earnings-based measures and also the probability of achievement (categorized as Level 3 in the fair value hierarchy as established by ASC 820), which resulted in increases to the calculated fair value of contingent acquisition consideration by $18.0 million, $8.4 million, and $2.3 million, for the first, third, and fourth quarters of 2018, respectively. These changes were recorded in Restructuring and other. Contingent acquisition consideration liabilities as of December 31, 2018 and 2017 were $44.6 million and $7.5 million, respectively, of which $22.1 million as of December 31, 2018 is included in accrued liabilities with the remaining balance included in other long-term liabilities and the entire balance as of December 31, 2017 included in other long-term liabilities.

We did not have assets and liabilities measured at fair value on a non-recurring basis as of December 31, 2018 other than those described in Note 9.

(18) Stockholders’ Deficit
Shares outstanding
The following table sets forth the change in the number of shares of common stock outstanding during the fiscal years ended December 31, 2018 and 2017:

	December 31,
	2018	2017
Shares outstanding as of beginning of period	89.9	88.0
Shares issued as part of equity-based compensation plans and the ESPP, net of shares surrendered	2.0	1.9
Shares outstanding as of end of period	91.9	89.9
Series A Junior Participating Preferred Stock and Rights Agreement

On June 19, 2017, the Board of Directors of SGC approved, and SGC entered into, a rights agreement between SGC and American Stock Transfer & Trust Company, LLC (the “Rights Agreement”). Concurrently, the Board of Directors of SGC adopted a resolution reserving for issuance a series of 20,000 shares of preferred stock. On January 10, 2018, the Rights Agreement was amended and restated to account for the Reincorporation Merger (the “Amended and Restated Rights Agreement”). In connection with the Amended and Restated Rights Agreement, the preferred stock was designated as Series A Junior Participating Preferred Stock (“Junior Preferred Stock”), par value $.001 per share, upon the exercise of rights under the Amended and Restated Rights Agreement. The Amended and Restated Rights Agreement provides for a dividend of one preferred share purchase right (“Right”) for each share of common stock of SGC. Each Right entitles the holder to purchase one ten-thousandth of a share of Series A Junior Preferred Stock for a purchase price of $109.00, subject to adjustment as provided in the Amended and Restated Rights Agreement. As of December 31, 2018, none of these shares were outstanding and no Rights were exercised.

Stock-based and other incentive compensation

Pursuant to our incentive stock plans we offer stock-based compensation in the form of stock options and RSUs to employees and our non-employee directors. The terms of such stock option and RSU awards, including the vesting schedule of such awards, are determined at our discretion subject to the terms of the applicable equity-based compensation plan. Commencing on January 1, 2017, we also offer an ESPP. Our ESPP allows for a total of up to 2.0 million shares of common stock to be purchased by eligible employees under offerings made each January 1 and July 1. Employees participate through payroll deductions up to a maximum of 15% of eligible compensation. The term of each offering period is six months and shares are purchased on the last day of the offering period at a 15% discount to the stock’s market value. For offering periods in 2018 and 2017, we issued a total of 83 thousand and 54 thousand shares of common stock at an average price of $22.79 per share and $30.63 per share, respectively.
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
As of December 31, 2018, we had approximately 19.4 million shares of common stock authorized for awards under the 2003 Incentive Compensation Plan, as amended and restated (the “2003 Plan”) (plus available shares from a pre-existing equity-based compensation plan). As of December 31, 2018, we had approximately 3.1 million shares reserved under the 2003 Plan for future grants of equity awards and less than 0.1 million shares available under a pre-existing plan. As of December 31, 2018, we also had outstanding stock options and RSUs granted as part of inducement awards that were not approved by our stockholders, as permitted by applicable stock exchange rules.
Stock options
For the years ended December 31, 2018, 2017 and 2016, we recognized stock-based compensation expense of $12.2 million, $3.7 million and $6.4 million, respectively, related to the vesting of stock options. During 2018, we issued 0.4 million stock options with a weighted average exercise price of $42.74 and a total grant date fair value of $9.1 million. At December 31, 2018, we had $6.7 million of unrecognized stock-based compensation expense relating to approximately 2.1 million unvested stock options that will be amortized over a weighted-average period of approximately two years and have an average remaining contract term of 5.8 years with a weighted average exercise price of $18.23. During the year ended December 31, 2018, we received $7.9 million in cash from the exercise of stock options.
Restricted stock units
A summary of the changes in RSUs outstanding under our equity-based compensation plans during 2018 is presented below:

	Number of Restricted Stock Units	Weighted Average Grant Date Fair Value
Unvested RSUs as of December 31, 2017	3.9	$13.73
Granted	1.1	$47.17
Vested	(2.1)	$15.45
Cancelled	(0.3)	$22.02
Unvested RSUs as of December 31, 2018	2.6	$25.37
The weighted-average grant date fair value of RSUs granted during 2018 and 2017 was $47.17 and $22.55, respectively. The fair value of each RSU grant is based on the market value of our common stock at the time of grant. During the years ended December 31, 2018, 2017 and 2016, we recognized stock-based compensation expense of $31.5 million, $23.0 million and $28.8 million, respectively, related to the vesting of RSUs. At December 31, 2018, we had $47.8 million of unrecognized stock-based compensation expense relating to unvested RSUs that will be amortized over a weighted-average period of approximately two years. The fair value at vesting date of RSUs vested during the years ended December 31, 2018, 2017 and 2016 was $88.0 million, $47.1 million and $24.2 million, respectively.

(19) Employee Benefit Plans
We have defined benefit pension plans for our U.K.-based union employees (the “U.K. Plan”) and certain Canadian-based employees (the “Canadian Plan”). Collectively these two plans are referred to as the “Pension Plans”. Retirement benefits under the U.K. Plan are generally based on an employee’s average compensation over the two years preceding retirement. Retirement benefits under the Canadian Plan are generally based on the number of years of credited service. Our policy is to fund the minimum contributions permissible by the applicable authorities. We estimate that $3.6 million will be contributed to the Pension Plans in fiscal year 2019.
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
The following table sets forth the combined funded status of the Pension Plans and their reconciliation to the related amounts recognized in our Consolidated Financial Statements at our December 31, 2018 and 2017 measurement dates:

	December 31,
	2018	2017
Change in benefit obligation:
Benefit obligation at beginning of year	$133.8	$121.0
Service cost	2.5	2.4
Interest cost	3.8	4.2
Participant contributions	0.9	1.0
Actuarial (gain) loss	(6.6)	1.2
Benefits paid	(3.8)	(6.0)
Other, principally foreign exchange	(5.5)	10.0
Benefit obligation at end of year	$125.1	$133.8
Change in plan assets:
Fair value of plan assets at beginning of year	$115.5	$99.3
Actual (loss) gain on plan assets	(4.1)	10.4
Employer contributions	3.2	3.1
Participant contributions	0.9	1.0
Benefits paid	(3.8)	(6.0)
Other, principally foreign exchange	(4.8)	7.7
Fair value of assets at end of year	$106.9	$115.5
Amounts recognized in the consolidated balance sheets:
Funded status (current)	$—	$—
Funded status (non-current)	(18.2)	(18.3)
Accumulated other comprehensive loss:
Unrecognized actuarial loss	24.7	20.6
Unrecognized prior service cost	0.5	0.5
Deferred taxes	(4.7)	(4.7)
Net amount recognized	$2.3	$(1.9)

The following table presents the components of our net periodic pension benefit cost:

	Year Ended December 31,
	2018	2017	2016
Components of net periodic pension benefit cost:
Service cost	$2.5	$2.4	$2.2
Interest cost	3.8	4.2	4.1
Expected return on plan assets	(5.4)	(5.9)	(5.8)
Amortization of actuarial losses	1.0	1.4	0.3
Net periodic cost	$1.9	$2.1	$0.8
The accumulated benefit obligation for the Pension Plans was $125.1 million and $134.0 million as of December 31, 2018 and 2017, respectively. The underfunded status of the Pension Plans recorded as a long-term liability in our Consolidated Balance Sheets as of December 31, 2018 and 2017 was 18.2 million and $18.3 million, respectively.
The amounts included in accumulated other comprehensive loss as of December 31, 2018 expected to be recognized as components of net periodic pension benefit cost during the fiscal year ending December 31, 2019 are presented below:

Unrecognized loss	$1.8
Unrecognized prior service cost	(0.5)
Net amount expected to be recognized	$1.3
The U.K. Plan is closed to new participants and pensionable earnings used to calculate retirement benefits are limited to a 2% annual increase while the plan is less than 100% funded.
The investment policy is to maximize long-term financial return commensurate with security and minimizing risk. This is achieved by holding a portfolio of marketable investments that avoids over-concentration of investment and spreads assets both over industries and geographies. In setting investment strategy, we considered the lowest risk strategy that it could adopt in relation to the plan's liabilities and designed the asset allocation to achieve a higher return while maintaining a cautious approach to meeting the plan's liabilities. We considered a full range of asset classes, the risks and rewards of a range of alternative asset allocation strategies, the suitability of each asset class and the need for appropriate diversification.
The current strategy in the U.K. Plan is to hold approximately 23% in a global return fund, approximately 4.9% in U.K. equities, approximately 6.9% in real estate, approximately 30% in non-U.K. equities, approximately 19% in Liability Driven Investments (LDI) and approximately 16% in corporate bonds. The current strategy in the Canadian Plan is to hold approximately 22% in Canadian equities, approximately 43% in non-Canadian equities and approximately 35% in bonds.
The fair value of the plan assets for the Pension Plans at December 31, 2018 by asset category is presented below:

Asset Category	Market Value at 12/31/2018	Quoted Prices in Active Markets for Identical Assets (Level 1)	Significant Observable Inputs (Level 2)	Significant Unobservable Inputs (Level 3)
Equity securities(a)	$51.5	$29.9	$21.6	$—
Global return fund(a)	13.8	—	13.8	—
Corporate bonds(a)	14.5	—	14.5	—
Government bonds	10.6	—	10.6	—
Real estate	4.2	—	—	4.2
LDI (Liability Driven Investment)	11.3	—	11.3	—
Cash and cash equivalents(b)	1.0	1.0	—	—
Total pension assets	$106.9	$30.9	$71.8	$4.2

(a) The assets are invested through managed funds that are valued using inputs derived principally from quoted prices in active markets for the underlying assets in the fund.
(b) The carrying value of cash and cash equivalents approximates fair value because of the short-term maturity of these instruments.

The fair value of the plan assets for both of the Pension Plans at December 31, 2017 by asset category is presented below:

Asset Category	Market Value at 12/31/2017	Quoted Prices in Active Markets for Identical Assets (Level 1)	Significant Observable Inputs (Level 2)	Significant Unobservable Inputs (Level 3)
Equity securities(a)	$56.1	$31.4	$24.7	$—
Global return fund(a)	14.6	—	14.6	—
Corporate bonds(a)	13.9	—	13.9	—
Government bonds	10.6	—	10.6	—
Real estate	4.2	—	—	4.2
LDI (Liability Driven Investment)	13.3	—	13.3	—
Cash and cash equivalents(b)	2.8	2.8	—	—
Total pension assets	$115.5	$34.2	$77.1	$4.2

(a) The assets are invested through managed funds that are valued using inputs derived principally from quoted prices in active markets for the underlying assets in the fund.
(b) The carrying value of cash and cash equivalents approximates fair value because of the short-term maturity of these instruments.

The change in fair value of the Pension Plan assets valued using significant unobservable inputs (Level 3) is presented below:

	2018	2017
Significant unobservable inputs (Level 3), beginning of period	$4.2	$10.9
Unrealized gain (loss) on asset still held	—	(6.7)
Significant unobservable inputs (Level 3), end of period	$4.2	$4.2

The table below presents the weighted-average actuarial assumptions used to determine the benefit obligation and net periodic benefit cost for the Pension Plans.

	U.K. Plan			Canadian Plan
	2018	2017	2016	2018	2017	2016
Discount rates:
Benefit obligation	2.90%	2.60%	2.80%	3.90%	4.00%	4.00%
Net periodic pension cost	2.60%	2.80%	4.00%	3.60%	3.60%	4.15%
Rate of compensation increase	1.00%	1.00%	1.00%	1.00%	3.00%	3.00%
Expected return on assets	5.00%	4.80%	5.70%	5.70%	6.00%	6.25%
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
We expect benefit payments between $3.0 million and $4.6 million annually, which reflect expected future service, for each of the next five years. Additionally, we expect benefit payments of $28.1 million for benefit payments during the five years from 2024 to 2028.

U.S. plan
We have a 401(k) plan for U.S.-based employees. Those employees who participate in our 401(k) plan are eligible to receive matching contributions from us for the first 6% of participant contributions. We match contributions of 35.0% of any participant’s contributions, up to the first 6% of their compensation (as defined in the plan document). Contribution expense for the years ended December 31, 2018, 2017 and 2016 amounted to $11.5 million, $10.8 million and $10.7 million, respectively.

(20) Accumulated Other Comprehensive Loss
The accumulated balances for each classification of comprehensive (loss) income are presented below:

	Foreign Currency Items	Derivative Financial Instruments(1)	Unrecognized pension benefit costs, net of taxes(2)	Accumulated Other Comprehensive Loss
Balance at January 1, 2016	$(205.6)	$(6.6)	$(10.0)	$(222.2)
Change during period	(104.7)	(5.2)	(10.0)	(119.9)
Reclassified into operations	—	8.2	0.3	8.5
Balance at December 31, 2016	$(310.3)	$(3.6)	$(19.7)	$(333.6)
Change during period	126.4	(3.1)	1.9	125.2
Reclassified into operations	—	7.3	1.4	8.7
Balance at December 31, 2017	$(183.9)	$0.6	$(16.4)	$(199.7)
Change during period	(98.4)	(0.1)	(2.3)	(100.8)
Reclassified into operations	—	—	1.0	1.0
Balance at December 31, 2018	$(282.3)	$0.5	$(17.7)	$(299.5)

(1) The change during the period is net of income taxes of $0.1 million, $(2.6) million and $(2.0) million in 2018, 2017 and 2016, respectively.
(2) The change during the period is net of income taxes of $0.5 million, $(0.7) million and $(3.2) million in 2018, 2017 and 2016, respectively.

(21) Income Taxes
Income taxes are determined using the liability method of accounting for income taxes, under which deferred tax assets ("DTAs") and deferred tax liabilities ("DTLs") are recognized for the expected future tax consequences of temporary differences between the financial reporting and tax basis of assets and liabilities. If, based upon all available evidence, both positive and negative, it is more likely than not that such DTAs will not be realized, a valuation allowance is recorded.
Management assessed the available positive and negative evidence to estimate whether sufficient future taxable income will be generated to permit use of existing DTAs in each taxpaying jurisdiction. A significant piece of objective negative evidence evaluated was the cumulative loss incurred over the three-year period ended December 31, 2018. Such strong objective evidence puts less emphasis on other subjective evidence, such as our projections for future growth. On the basis of this evaluation, as of December 31, 2018, a valuation allowance of $245.2 million has been recorded to recognize only the portion of the DTAs that are more likely than not to be realized; however, the amount of the DTAs considered realizable could be adjusted if estimates of future taxable income during the carryforward period change or if objective negative evidence in the form of cumulative losses is no longer present and additional weight is given to subjective evidence such as projections for future growth.
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
The components of net loss from continuing operations before income taxes are as follows:

	Year Ended December 31,
	2018	2017	2016
United States	$(356.0)	$(336.6)	$(563.7)
Foreign	16.7	108.8	85.0
Net loss before income tax (benefit) expense	$(339.3)	$(227.8)	$(478.7)
The components of income tax expense (benefit) are as follows:

	Year Ended December 31,
	2018	2017	2016
Current
U.S. Federal	$19.0	$5.0	$10.2
U.S. State	3.7	(4.0)	(0.3)
Foreign	22.6	24.8	32.0
Total	45.3	25.8	41.9
Deferred
U.S. Federal	(9.8)	(5.8)	(129.5)
U.S. State	(7.1)	2.5	(8.5)
Foreign	(15.3)	(8.0)	(28.9)
Total	(32.2)	(11.3)	(166.9)
Total income tax expense (benefit)	$13.1	$14.5	$(125.0)

The reconciliation of the U.S. federal statutory tax rate to the actual tax rate is presented below:

	Year Ended December 31,
	2018	2017	2016
Statutory U.S. federal income tax rate	21.0%	35.0%	35.0%
Foreign earnings at rates different than U.S. federal rate	(1.5)%	(5.7)%	(1.5)%
Valuation allowance adjustments	(16.8)%	(40.8)%	(6.5)%
Impact of U.S. Tax Reform	(3.1)%	4.3%	—%
Other	(3.5)%	0.8%	(0.9)%
Effective income tax rate	(3.9)%	(6.4)%	26.1%
Our 2018 effective tax rate was impacted by the change in valuation allowances totaling $92.9 million against domestic (federal and state) net DTAs. Our 2017 effective tax rate was impacted by the recording of valuation allowances totaling $49.7 million against domestic (federal and state) net DTAs.

Deferred income taxes reflect the net tax effects of temporary differences between the carrying values of assets and liabilities for financial reporting purposes and the amounts used for income tax purposes. The deferred income tax balances are established using the enacted statutory tax rates and are adjusted for changes in such rates in the period of change.

	December 31,
	2018	2017
Deferred tax assets:
Reserves and other accrued expenses	$37.1	$29.4
Net operating loss carry forwards	436.2	395.5
Tax credit carry forwards	29.1	26.7
Interest limitation carryforwards	105.8	—
Differences in financial reporting and tax basis for:
Other	63.6	70.7
Valuation allowance	(245.2)	(158.8)
Realizable deferred tax assets	426.6	363.5

Deferred tax liabilities:
Reserves and other accrued expenses	(4.5)	(16.0)
Deferred costs and prepaid expenses	(45.2)	(8.2)
Differences in financial reporting and tax basis for:
Identifiable intangible assets	(382.6)	(352.0)
Property and equipment	(62.3)	(25.5)
Other	(9.6)	(2.0)
Total deferred tax liabilities	(504.2)	(403.7)
Net deferred tax liability on balance sheet	$(77.6)	$(40.2)
At December 31, 2018, we had the following NOL, interest limitation, R&D credit, and state tax credit carry forwards:

	December 31, 2018
	Federal	State	Foreign
NOL carry forwards	$1,540.3	$1,437.2	$164.7
Interest limitation carry forwards	413.9	252.6	7.4
R&D and state credit carry forwards	29.1	2.4	—

The federal and state tax loss carryforwards will expire through 2038. The foreign NOL carryforwards can be carried forward for periods that vary from five years to indefinitely. R&D tax credit carryforwards will expire through 2038, and state tax credits expire through 2023. The interest limitation carryforwards can be carried forward indefinitely in all jurisdictions in which we have them available.
At December 31, 2018 and 2017, we had the following valuation allowances:

	December 31,
	2018	2017
Federal	$161.6	$69.4
State	49.5	48.9
Foreign	34.0	40.5
Undistributed earnings of subsidiaries are accounted for as a temporary difference, except that DTLs are not recorded for undistributed earnings of foreign subsidiaries that are deemed to be indefinitely reinvested in foreign jurisdictions. The Tax Act required us to compute a tax on previously undistributed earnings and profits of our foreign subsidiaries upon transition from a worldwide tax system to a territorial tax system during the year ended December 31, 2017. The repatriation of such amounts in the future should generally be exempt from income taxes in the U.S. (as a result of the Tax Act) and in those jurisdictions that have a similar territorial system of taxation. Substantially all of our current year foreign cash flows are not intended to be indefinitely reinvested offshore, and therefore the tax effects of repatriation (including applicable withholding taxes) of such cash flows are provided for in our financial reporting.
Unrecognized Tax Benefits
The total amount of unrecognized tax benefits as of December 31, 2018 was $33.8 million. Of this amount, $33.8 million, if recognized, would be included in our Consolidated Statements of Operations and Comprehensive Loss and have an impact on our effective tax rate. We have determined it is reasonably possible that the unrecognized tax benefits may decrease by $4.3 million due to settlements with the tax authorities and/or expiration of applicable statutes before December 31, 2019.
We recognize interest and penalties for unrecognized tax benefits in income tax expense. The amounts recognized for interest and penalties during the years ended December 31, 2018, 2017 and 2016 were not material. We accrued $1.7 million and $1.3 million for the payment of interest and penalties at December 31, 2018 and 2017, respectively.
We file income tax returns in the U.S. federal jurisdiction and various state and foreign jurisdictions. We are currently under examination by the Internal Revenue Service for years 2013 and 2014. There are no material state, local or non-U.S. examinations by tax authorities for years prior to 2013.
We had the following activity for unrecognized tax benefits:

	Year Ended December 31,
	2018	2017	2016
Balance at beginning of period	$21.8	$27.4	$10.8
Tax positions related to current year additions	10.8	2.3	8.4
Additions for tax positions of prior years	2.6	—	9.7
Tax positions related to prior years reductions	(0.2)	(7.3)	(0.3)
Reductions due to lapse of statute of limitations on tax positions	(1.2)	—	(0.4)
Settlements	—	(0.6)	(0.8)
Balance at end of period	$33.8	$21.8	$27.4
Tax Reform
On December 22, 2017, the U.S. government enacted comprehensive tax legislation commonly referred to as the Tax Cuts and Jobs Act (the “Tax Act”). The Tax Act made broad and complex changes to the U.S. tax code that impacted the 2017 tax year, including (1) requiring a one-time transition tax on certain unrepatriated earnings of foreign subsidiaries (“Transition Tax”) and (2) allowing bonus depreciation for the full expensing of qualified property.
The Tax Act also established new tax laws that affected the 2018 tax year and will affect future tax years, including, but not limited to: (1) reduction of the U.S. federal corporate tax rate from 35% to 21%; (2) a new limitation on deductible interest expense; (3) a general elimination of U.S. federal income taxes on dividends from foreign subsidiaries; (4) elimination of the corporate alternative minimum tax (AMT); (5) a new provision designed to tax global intangible low-taxed income (GILTI); (6) the creation of the base erosion anti-abuse tax (BEAT), a new minimum tax; (7) limitations on the deductibility of certain executive compensation; and (8) changing rules related to uses of and limitations of net operating losses (NOLs) generated after December 31, 2017.
ASC 740, Income Taxes, requires companies to recognize the impact of tax law changes in the period of enactment; however, Staff Accounting Bulletin (SAB) No. 118 provided that companies could record provisional amounts related to the Tax Act during a measurement period not to exceed one year from the Tax Act enactment date. Our accounting for the Tax Act was completed in the fourth quarter of 2018. Consistent with SAB 118, we included reasonable estimates of certain aspects of the Tax Act as of December 31, 2017, as follows:
Impact on DTAs and DTLs from reduction of U.S. federal corporate tax rate
We computed the impact of the reduced tax rate (from 35% to 21%) on our U.S. federal DTAs and DTLs, which were remeasured as of December 31, 2017. We also computed the provisional impact on our valuation allowance as it relates to our U.S. federal DTAs and DTLs and appropriately adjusted our valuation allowance as of December 31, 2017. The provisional net impact on our 2017 tax provision related to the remeasuring of DTAs, DTLs, and the associated valuation allowance as a result of the reduced U.S. federal corporate tax rate was a $9.9 million tax benefit.
During the fourth quarter of 2018, we completed our accounting for the remeasured federal DTAs and DTLs and corresponding valuation allowance. Included in this net amount was tax expense of $51.3 million related to remeasured deferred taxes, offset by the tax benefit of the remeasured corresponding valuation allowance of $51.3 million, which represented a change from the provisional amount recorded in the year ended December 31, 2017 of $20.3 million. All such amounts offset and had no net impact on the effective tax rate.
Deemed Repatriation Transition Tax
As of December 31, 2017, we recorded a provision estimate of the taxable income subject to the Transition Tax of $102.6 million, which we expected to be fully offset by NOLs and not result in a cash tax obligation.
During the fourth quarter of December 31, 2018, we completed our accounting for the Transition Tax. Based upon the guidance available at the time of filing of our 2017 federal income tax return, we were able to utilize foreign tax credits (“FTC”) to offset all of the Transition Tax. Our ability to utilize FTCs to absorb the Transition Tax resulted in the preservation of federal NOLs for this aspect of the Tax Act.
Valuation Allowances
As of December 31, 2017, the amount of valuation allowance needed was based on provisional amounts recorded in connection with the Tax Act; therefore, a portion of the valuation allowance was provisional. During the fourth quarter of December 31, 2018, we completed our accounting for all provisional items and recorded an additional valuation allowance of $20.3 million, as disclosed above.
Global Intangible Low Taxed Income
As of December 31, 2017, we did not make a provisional adjustment for the impact of GILTI. During the fourth quarter of December 31, 2018, we completed our accounting for GILTI. As part of completing that process, we have made the election to account for GILTI as a current-period expense when incurred; accordingly, we included $33.6 million of a taxable income inclusion related to GILTI in our U.S. income tax provision for the year ended December 31, 2018.

(22) Litigation
We are involved in various legal proceedings, including those discussed below. We record an accrual for legal contingencies when it is both probable that a liability has been incurred and the amount or range of the loss can be reasonably estimated (although, as discussed below, there may be an exposure to loss in excess of the accrued liability). We evaluate our accruals for legal contingencies at least quarterly and, as appropriate, establish new accruals or adjust existing accruals to reflect (1) the facts and circumstances known to us at the time, including information regarding negotiations, settlements, rulings and other relevant events and developments, (2) the advice and analyses of counsel and (3) the assumptions and judgment of management. Legal costs associated with our legal proceedings are expensed as incurred. We had accrued liabilities of $3.7 million and $4.7 million for all of our legal matters that were contingencies as of December 31, 2018 and 2017, respectively.
Substantially all of our legal contingencies are subject to significant uncertainties and, therefore, determining the likelihood of a loss and/or the measurement of any loss involves a series of complex judgments about future events. Consequently, the ultimate outcomes of our legal contingencies could result in losses in excess of amounts we have accrued. We may be unable to estimate a range of possible losses for some matters pending against us or our subsidiaries, even when the amount of damages claimed against us or our subsidiaries is stated because, among other things: (1) the claimed amount may be exaggerated or unsupported; (2) the claim may be based on a novel legal theory or involve a large number of parties; (3) there may be uncertainty as to the likelihood of a class being certified or the ultimate size of the class; (4) there may be uncertainty as to the outcome of pending appeals or motions; (5) the matter may not have progressed sufficiently through discovery or there may be significant factual or legal issues to be resolved or developed; and/or (6) there may be uncertainty as to the enforceability of legal judgments and outcomes in certain jurisdictions. Other matters have progressed sufficiently that we are able to estimate a range of possible loss. For those legal contingencies disclosed below, and those related to the previously disclosed settlement agreement entered into in February 2015 with SNAI S.p.a. (“SNAI”), as to which a loss is reasonably possible, whether in excess of a related accrued liability or where there is no accrued liability, and for which we are able to estimate a range of possible loss, the current estimated range is up to approximately $13.7 million in excess of the accrued liabilities (if any) related to those legal contingencies. This aggregate range represents management’s estimate of additional possible loss in excess of the accrued liabilities (if any) with respect to these matters based on currently available information, including any damages claimed by the plaintiffs, and is subject to significant judgment and a variety of assumptions and inherent uncertainties. For example, at the time of making an estimate, management may have only preliminary, incomplete, or inaccurate information about the facts underlying a claim; its assumptions about the future rulings of the court or other tribunal on significant issues, or the behavior and incentives of adverse parties, regulators, indemnitors or co‑defendants, may prove to be wrong; and the outcomes it is attempting to predict are often not amenable to the use of statistical or other quantitative analytical tools. In addition, from time to time an outcome may occur that management had not accounted for in its estimate because it had considered that outcome to be remote. Furthermore, as noted above, the aggregate range does not include any matters for which we are not able to estimate a range of possible loss. Accordingly, the estimated aggregate range of possible loss does not represent our maximum loss exposure. Any such losses could have a material adverse impact on our results of operations, cash flows or financial condition. The legal proceedings underlying the estimated range will change from time to time, and actual results may vary significantly from the current estimate.
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

In October 2012, SNAI filed a lawsuit in the Court of First Instance of Rome in Italy against Barcrest and The Global Draw Limited (“Global Draw”), our subsidiary which acquired Barcrest from IGT‑UK Group Limited, a subsidiary of IGT, claiming liability based on breach of contract and tort. The lawsuit sought to terminate SNAI’s agreement with Barcrest and damages arising from the deactivation of the terminals, including among other things, lost profits, expenses and costs, potential awards to players who have sought to enforce what appeared to be winning jackpot and other tickets, compensation for lost profits sought by managers of the gaming locations where SNAI VLTs supplied by Barcrest were installed, damages to commercial reputation and any future damages arising from SNAI’s potential loss of its concession or inability to obtain a new concession.
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
Shuffle Tech matter
In April 2015, Shuffle Tech International, LLC, Aces Up Gaming, Inc. and Poydras-Talrick Holdings LLC brought a civil action in the United States District Court for the Northern District of Illinois against the Company, Bally and Bally Gaming, Inc., alleging monopolization of the market for card shufflers in violation of federal antitrust laws, fraudulent procurement of patents on card shufflers, unfair competition and deceptive trade practices. Specifically, the plaintiffs claimed that the defendants used certain shuffler patents in a predatory manner to create and maintain a monopoly in the relevant shuffler market. The plaintiffs sought no less than $100.0 million in compensatory damages; treble damages; and injunctive and declaratory relief. In June 2015, the defendants filed a motion to dismiss. On August 7, 2018, the jury returned a verdict for the plaintiffs. The jury awarded plaintiffs $105.0 million in compensatory damages, which was subject to trebling, as well as attorneys’ fees and costs. We believe the jury reached the wrong result, and on September 4, 2018, the defendants sought review in the trial court of both the finding of liability and the damages award. On December 13, 2018, the defendants announced that they reached a settlement in the Shuffle Tech matter, and that as part of the settlement, we paid the plaintiffs $151.5 million, which represents 45% of the $105.0 million in compensatory damages awarded by the jury on August 7, 2018 which was subject to trebling, as well as attorney’s fees and costs. As part of the settlement, on December 24, 2018, the trial court entered an order vacating and striking the judgment entered on the jury’s verdict, denying all pending motions and petitions as moot, and dismissing the Shuffle Tech matter with prejudice. While this settlement resolves the disputed claims asserted in the Shuffle Tech matter, the defendants have not admitted, and continue to deny, any liability.

Washington State Matter
On April 17, 2018, a plaintiff filed a putative class action complaint, Fife v. Scientific Games Corp., against SGC in the United States District Court for the Western District of Washington. The plaintiff seeks to represent a putative class of all persons in the State of Washington who purchased and allegedly lost virtual coins playing SGC's online social casino games, including but not limited to Jackpot Party Casino and Gold Fish Casino. The complaint asserts claims for alleged violations of Washington’s Recovery of Money Lost at Gambling Act, Washington’s consumer protection statute, and for unjust enrichment, and seeks unspecified money damages (including treble damages as appropriate), the award of reasonable attorneys’ fees and costs, pre- and post-judgment interest, and injunctive and/or declaratory relief. On July 2, 2018, SGC filed a motion to dismiss the plaintiff’s complaint with prejudice, which the trial court denied on December 18, 2018. SGC filed its answer to the putative class action complaint on January 18, 2019. Due to the early nature of this litigation, we are currently unable to determine the likelihood of an outcome or estimate a range of reasonably possible loss.
Raqqa Matter
On May 4, 2018, plaintiffs Raqqa, Inc. Pittsburg Liquors, Inc., Omdev, Inc., Om Riya, Inc., E and B Liquors, Inc., Michael Cairo, and Jason Van Lente (collectively, “plaintiffs”) filed a putative class action complaint against Northstar Lottery Group LLC, IGT Global Solutions Corporation, and Scientific Games International, Inc. (collectively, “defendants”), in the United States District Court for the Southern District of Illinois. In their complaint, plaintiffs seek to represent two putative classes of persons: (1) all persons who were or are parties to a contract to sell at retail Illinois Lottery instant game tickets at any time between July 1, 2011 and the present; and (2) all natural persons who purchased one or more Illinois Lottery instant game tickets at any time between July 1, 2011 and the present. The complaint alleges that Northstar Lottery Group LLC discontinued certain Illinois Lottery instant game tickets before all grand prizes were awarded, and further alleges that those discontinuations caused economic harm to lottery players, and to lottery retailers who receive commissions on winning tickets. The complaint asserts claims for alleged tortious interference with contract, alleged tortious interference with prospective economic advantage, alleged common law fraud, alleged violation of Illinois’ Consumer Fraud and Deceptive Business Practices Act, alleged unjust enrichment and alleged civil conspiracy. The complaint seeks unspecified money damages and the award of plaintiffs’ attorneys’ fees and costs. On June 18, 2018, the defendants filed a motion to dismiss the plaintiffs’ complaint with prejudice, which is fully-briefed and pending before the trial court. Due to the early nature of this litigation, we are currently unable to determine the likelihood of an outcome or estimate a range of reasonably possible loss.

(23) Financial Information for Guarantor Subsidiaries and Non-Guarantor Subsidiaries
We conduct substantially all of our business through our U.S. and foreign subsidiaries. As of December 31, 2018, SGI’s obligations under the 2020 Notes, the 2021 Notes, the 2025 Secured Notes, the 2026 Secured Euro Notes, the Unsecured Notes and the 2026 Unsecured Euro Notes were fully and unconditionally and jointly and severally guaranteed by SGC and the Guarantor Subsidiaries other than SGI. We redeemed all of the outstanding 2022 Secured Notes during the first quarter of 2018, which were previously issued by SGI and fully and unconditionally and jointly and severally guaranteed by SGC and the Guarantor Subsidiaries other than SGI. The guarantees of our 2022 Secured Notes were released in connection with the redemption of the 2022 Secured Notes. We redeemed all of the outstanding 2018 Notes on March 17, 2017, which were previously issued by SGC and fully and unconditionally and jointly and severally guaranteed by the Guarantor Subsidiaries. The guarantees of our 2020 Notes, 2021 Notes, 2025 Secured Notes, 2026 Secured Euro Notes, Unsecured Notes, and 2026 Unsecured Euro Notes will terminate under the following customary circumstances: (1) the sale or disposition of the capital stock of the guarantor (including by consolidation or merger of the guarantor into another person); (2) the liquidation or dissolution of the guarantor; (3) the defeasance or satisfaction and discharge of the notes; (4) the release of the guarantor from any guarantees of indebtedness of SGC and SGI; and (5) the proper designation of the guarantor as an unrestricted subsidiary pursuant to the indenture governing the respective Notes.

Presented below is condensed consolidating financial information for (1) SGC, (2) SGI, (3) the Guarantor Subsidiaries and (4) the Non-Guarantor Subsidiaries as of December 31, 2018 and December 31, 2017 and for the years ended December 31, 2018, 2017 and 2016. The condensed consolidating financial information has been presented to show the nature of assets held, results of operations and cash flows of SGC, SGI, the Guarantor Subsidiaries and the Non-Guarantor Subsidiaries assuming the current guarantee structures of the 2020 Notes, the 2021 Notes, the Unsecured Notes, the 2025 Secured Notes, the 2026 Secured Euro Notes, and the 2026 Unsecured Euro Notes were in effect at the beginning of the periods presented.
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

SCIENTIFIC GAMES CORPORATION AND SUBSIDIARIES
SUPPLEMENTAL CONDENSED CONSOLIDATING BALANCE SHEET
As of December 31, 2018

	SGC (Parent)	SGI (Issuer1)	Guarantor Subsidiaries	Non-Guarantor Subsidiaries	Eliminating Entries	Consolidated
Assets
Cash and cash equivalents	$73.5	$0.9	$—	$95.1	$(1.3)	$168.2
Restricted cash	—	0.8	31.6	6.3	—	38.7
Accounts receivable, net	—	79.2	204.8	315.2	—	599.2
Notes receivable, net	—	—	100.6	13.3	—	113.9
Inventories	—	40.4	81.7	110.8	(17.3)	215.6
Prepaid expenses, deposits and other current assets	6.2	63.3	92.5	70.5	0.2	232.7
Property and equipment, net	31.0	112.1	218.6	218.2	(32.9)	547.0
Investment in subsidiaries	2,835.9	974.5	1,093.4	—	(4,903.8)	—
Goodwill	—	240.2	1,896.8	1,142.9	—	3,279.9
Intangible assets, net	42.6	34.1	1,291.4	441.0	—	1,809.1
Intercompany balances	—	6,053.9	—	—	(6,053.9)	—
Software, net	58.6	38.2	128.3	60.2	—	285.3
Other assets(2)	110.0	404.4	45.9	307.8	(439.9)	428.2
Total assets	$3,157.8	$8,042.0	$5,185.6	$2,781.3	$(11,448.9)	$7,717.8
Liabilities and stockholders’ (deficit) equity
Current portion of long-term debt	$—	$41.7	$—	$3.3	$—	$45.0
Other current liabilities	63.8	162.4	247.9	254.1	(25.9)	702.3
Long-term debt, excluding current portion	—	8,991.1	—	0.8	—	8,991.9
Other long-term liabilities	105.8	7.6	637.3	171.9	(480.8)	441.8
Intercompany balances	5,451.4	—	48.1	554.4	(6,053.9)	—
Stockholders’ (deficit) equity	(2,463.2)	(1,160.8)	4,252.3	1,796.8	(4,888.3)	(2,463.2)
Total liabilities and stockholders’ (deficit) equity	$3,157.8	$8,042.0	$5,185.6	$2,781.3	$(11,448.9)	$7,717.8

1 - Issuer of obligations under the 2020 Notes, the 2021 Notes, the 2022 Secured Notes, which were redeemed in March 2018, the Unsecured Notes, the 2025 Secured Notes, which were issued in October 2017, and the 2026 Secured Euro Notes and 2026 Unsecured Euro Notes, which were issued in February 2018.

2 - Includes $12.2 million and $0.9 million in non-current restricted cash for Guarantor Subsidiaries and Non-Guarantor Subsidiaries, respectively.

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

1 - Issuer of obligations under the 2020 Notes, the 2021 Notes, the 2022 Secured Notes, the 2025 Secured Notes and the Unsecured Notes.
2 - Includes $15.6 million and $0.7 million in non-current restricted cash for Guarantor Subsidiaries and Non-Guarantor Subsidiaries, respectively.

SCIENTIFIC GAMES CORPORATION AND SUBSIDIARIES
SUPPLEMENTAL CONDENSED CONSOLIDATING STATEMENT OF
OPERATIONS AND COMPREHENSIVE (LOSS) INCOME
Year Ended December 31, 2018

	SGC (Parent)	SGI (Issuer1)	Guarantor Subsidiaries	Non-Guarantor Subsidiaries	Eliminating Entries	Consolidated
Revenue	$—	$547.1	$1,654.0	$1,540.3	$(378.2)	$3,363.2
Cost of services, cost of product sales and cost of instant products(2)	—	360.9	490.3	721.2	(317.1)	1,255.3
Selling, general and administrative	154.4	42.4	227.0	325.5	(52.4)	696.9
Research and development	—	2.7	87.2	112.4	—	202.3
Depreciation, amortization and impairments	44.2	32.6	439.4	188.3	(14.8)	689.7
Restructuring and other	194.7	(1.1)	9.2	50.6	—	253.4
Operating (loss) income	(393.3)	109.6	400.9	142.3	6.1	265.6
Interest expense	—	(596.7)	—	(0.5)	—	(597.2)
Loss on debt financing transactions	—	(93.2)	—	—	—	(93.2)
Gain on remeasurement of debt	—	43.4	—	—	—	43.4
Other income (expense), net	335.7	534.9	(744.8)	(83.7)	—	42.1
Net (loss) income before equity in (loss) income of subsidiaries and income taxes	(57.6)	(2.0)	(343.9)	58.1	6.1	(339.3)
Equity in (loss) income of subsidiaries	(218.5)	43.6	(28.2)	—	203.1	—
Income tax (expense) benefit	(76.3)	0.5	82.3	(19.6)	—	(13.1)
Net (loss) income	$(352.4)	$42.1	$(289.8)	$38.5	$209.2	$(352.4)

Other comprehensive (loss) income	(99.8)	30.0	(66.3)	(113.8)	150.1	(99.8)
Comprehensive (loss) income	$(452.2)	$72.1	$(356.1)	$(75.3)	$359.3	$(452.2)

1 - Issuer of obligations under the 2020 Notes, the 2021 Notes, the 2022 Secured Notes, which were redeemed in March 2018, the Unsecured Notes, the 2025 Secured Notes, which were issued in October 2017, and the 2026 Secured Euro Notes and 2026 Unsecured Euro Notes, which were issued in February 2018.

2 - Exclusive of D&A.

SCIENTIFIC GAMES CORPORATION AND SUBSIDIARIES
SUPPLEMENTAL CONDENSED CONSOLIDATING STATEMENT OF
OPERATIONS AND COMPREHENSIVE LOSS
Year Ended December 31, 2017

	SGC (Parent)	SGI (Issuer1)	Guarantor Subsidiaries	Non-Guarantor Subsidiaries	Eliminating Entries	Consolidated
Revenue	$—	$498.1	$1,683.9	$1,223.3	$(321.7)	$3,083.6
Cost of services, cost of product sales and cost of instant products(2)	—	341.9	511.0	629.1	(317.4)	1,164.6
Selling, general and administrative	127.1	41.3	244.4	250.2	(49.9)	613.1
Research and development	2.1	6.5	101.3	74.2	—	184.1
Depreciation, amortization and impairments	71.6	31.3	462.7	128.0	(10.8)	682.8
Restructuring and other	29.7	5.1	7.3	3.8	—	45.9
Operating (loss) income	(230.5)	72.0	357.2	138.0	56.4	393.1
Interest expense	(4.6)	(603.9)	—	(1.2)	—	(609.7)
Loss on debt financing transactions	(1.1)	(37.0)	—	—	—	(38.1)
Other income (expense), net	87.7	150.4	(184.7)	(26.5)	—	26.9
Net (loss) income before equity in income of subsidiaries and income taxes	(148.5)	(418.5)	172.5	110.3	56.4	(227.8)
Equity in (loss) income of subsidiaries	(45.4)	67.6	21.9	—	(44.1)	—
Income tax (expense) benefit	(48.4)	157.9	(85.6)	(38.4)	—	(14.5)
Net (loss) income	$(242.3)	$(193.0)	$108.8	$71.9	$12.3	$(242.3)

Other comprehensive income	133.9	10.3	65.8	128.7	(204.8)	133.9
Comprehensive (loss) income	$(108.4)	$(182.7)	$174.6	$200.6	$(192.5)	$(108.4)

(1) Issuer of obligations under the 2020 Notes, the 2021 Notes, the 2022 Secured Notes, which were redeemed in March 2018, the Unsecured Notes and the 2025 Secured Notes, which were issued in October 2017.

(2) Exclusive of D&A.

SCIENTIFIC GAMES CORPORATION AND SUBSIDIARIES
SUPPLEMENTAL CONDENSED CONSOLIDATING STATEMENT OF
OPERATIONS AND COMPREHENSIVE LOSS
Year Ended December 31, 2016

	SGC (Parent1)	SGI (Issuer2)	Guarantor Subsidiaries	Non-Guarantor Subsidiaries	Eliminating Entries	Consolidated
Revenue	$—	$469.5	$1,583.5	$1,148.6	$(318.2)	$2,883.4
Cost of services, cost of product sales and cost of instant products(3)	—	328.6	480.9	553.8	(257.0)	1,106.3
Selling, general and administrative	121.0	46.9	213.8	235.9	(40.6)	577.0
Research and development	6.1	10.7	145.2	42.8	—	204.8
Depreciation, amortization and impairments	53.5	40.9	534.6	116.0	(6.3)	738.7
Goodwill impairment	—	—	—	69.0	—	69.0
Restructuring and other	32.6	4.6	11.7	8.1	—	57.0
Operating (loss) income	(213.2)	37.8	197.3	123.0	(14.3)	130.6
Interest expense	(21.0)	(640.2)	—	(0.2)	—	(661.4)
Gain on debt financing transactions	—	25.2	—	—	—	25.2
Other income (expense), net	64.0	194.4	(227.3)	(4.2)	—	26.9
Net (loss) income before equity in income of subsidiaries and income taxes	(170.2)	(382.8)	(30.0)	118.6	(14.3)	(478.7)
Equity in (loss) income of subsidiaries	(180.1)	48.5	61.1	—	70.5	—
Income tax (expense) benefit	(3.4)	138.2	15.9	(25.7)	—	125.0
Net (loss) income	$(353.7)	$(196.1)	$47.0	$92.9	$56.2	$(353.7)

Other comprehensive (loss) income	(111.4)	(1.7)	(43.1)	(135.1)	179.9	(111.4)
Comprehensive (loss) income	$(465.1)	$(197.8)	$3.9	$(42.2)	$236.1	$(465.1)

(1) Issuer of obligations under the 2018 Notes, which were redeemed on March 17, 2017.
(2) Issuer of obligations under the 2020 Notes, the 2021 Notes, the 2022 Secured Notes, which were redeemed in March 2018, and the Unsecured Notes.
(3) Exclusive of D&A.

SCIENTIFIC GAMES CORPORATION AND SUBSIDIARIES
SUPPLEMENTAL CONDENSED CONSOLIDATING STATEMENT OF CASH FLOWS
Year Ended December 31, 2018

	SGC (Parent)	SGI (Issuer1)	Guarantor Subsidiaries	Non- Guarantor Subsidiaries	Eliminating Entries	Consolidated
Net cash (used in) provided by operating activities	$(221.1)	$18.3	$205.8	$341.2	$1.9	$346.1
Cash flows from investing activities:
Capital expenditures	(35.0)	(63.2)	(145.9)	(146.7)	—	(390.8)
Acquisitions of businesses and assets, net of cash acquired	—	—	(32.1)	(264.5)	—	(296.6)
Proceeds from asset sales	—	—	40.0	—	—	40.0
Acquisitions and additions to equity method investments	—	(1.9)	—	(178.5)	—	(180.4)
Distributions of capital from equity investments	—	—	—	29.7	—	29.7
Other, principally change in intercompany investing activities	—	(159.3)	—	—	159.3	—
Net cash used in by investing activities	(35.0)	(224.4)	(138.0)	(560.0)	159.3	(798.1)
Cash flows from financing activities:
Payments on long-term debt, net of proceeds	—	245.7	—	(7.5)	—	238.2
Payments of assumed NYX debt and other acquisitions debt	—	—	(1.9)	(288.2)	—	(290.1)
Payments of debt issuance and deferred financing costs	—	(38.5)	—	—	—	(38.5)
Payments on license obligations	(42.9)	—	(2.0)	—	—	(44.9)
Net redemptions of common stock under stock-based compensation plans and other	(18.4)	—	(2.5)	—	—	(20.9)
Other, principally change in intercompany financing activities	(341.7)	—	(61.5)	562.5	(159.3)	—
Net cash (used in) provided by financing activities	(403.0)	207.2	(67.9)	266.8	(159.3)	(156.2)
Effect of exchange rate changes on cash, cash equivalents and restricted cash	—	—	—	(5.9)	—	(5.9)
(Decrease) increase in cash, cash equivalents and restricted cash	(659.1)	1.1	(0.1)	42.1	1.9	(614.1)
Cash, cash equivalents, and restricted cash, beginning of period	732.6	0.6	43.9	60.2	(3.2)	834.1
Cash, cash equivalents and restricted cash, end of period	$73.5	$1.7	$43.8	$102.3	$(1.3)	$220.0

(1) Issuer of obligations under the 2020 Notes, the 2021 Notes, the 2022 Secured Notes, which were redeemed in March 2018, the Unsecured Notes, the 2025 Secured Notes, which were issued in October 2017, and the 2026 Secured Euro Notes and 2026 Unsecured Euro Notes, which were issued in February 2018.

SCIENTIFIC GAMES CORPORATION AND SUBSIDIARIES
SUPPLEMENTAL CONDENSED CONSOLIDATING STATEMENT OF CASH FLOWS
Year Ended December 31, 2017

	SGC (Parent)	SGI (Issuer1)	Guarantor Subsidiaries	Non- Guarantor Subsidiaries	Eliminating Entries	Consolidated
Net cash (used in) provided by operating activities	$(40.7)	$(300.0)	$567.3	$282.6	$(2.1)	$507.1
Cash flows from investing activities:
Capital expenditures	(53.3)	(31.0)	(128.8)	(80.6)	—	(293.7)
Acquisitions of businesses, net of cash acquired	—	—	(26.3)	(31.4)	—	(57.7)
Acquisitions and additions to equity method investments	—	—	—	(107.3)	—	(107.3)
Distributions of capital on equity investments	—	—	—	34.1	—	34.1
Changes in other assets and liabilities and other	—	—	7.5	2.5	—	10.0
Other, principally change in intercompany investing activities	—	(569.1)	—	(120.1)	689.2	—
Net cash (used in) provided by investing activities	(53.3)	(600.1)	(147.6)	(302.8)	689.2	(414.6)
Cash flows from financing activities:
Net (payments) proceeds of long-term debt including senior notes and term loans	(250.0)	957.7	—	(6.7)	—	701.0
Payments of debt issuance and deferred financing costs	—	(58.7)	—	—	—	(58.7)
Payments on license obligations	(47.5)	—	(5.1)	—	—	(52.6)
Net redemptions of common stock under stock-based compensation plans and other	(8.5)	—	(1.0)	—	—	(9.5)
Other, principally change in intercompany financing activities	1,099.9	—	(410.7)	—	(689.2)	—
Net cash provided by (used in) financing activities	793.9	899.0	(416.8)	(6.7)	(689.2)	580.2
Effect of exchange rate changes on cash, cash equivalents and restricted cash	—	—	—	4.5	—	4.5
Increase (decrease) in cash, cash equivalents and restricted cash	699.9	(1.1)	2.9	(22.4)	(2.1)	677.2
Cash, cash equivalents, and restricted cash, beginning of period	32.7	1.7	41.0	82.6	(1.1)	156.9
Cash, cash equivalents and restricted cash, end of period	$732.6	$0.6	$43.9	$60.2	$(3.2)	$834.1

(1) Issuer of obligations under the 2020 Notes, the 2021 Notes, the 2022 Secured Notes, which were redeemed in March 2018, the Unsecured Notes and the 2025 Secured Notes, which were issued in October 2017.

SCIENTIFIC GAMES CORPORATION AND SUBSIDIARIES
SUPPLEMENTAL CONDENSED CONSOLIDATING STATEMENT OF CASH FLOWS
Year Ended December 31, 2016

	SGC (Parent1)	SGI (Issuer2)	Guarantor Subsidiaries	Non-Guarantor Subsidiaries	Eliminating Entries	Consolidated
Net cash (used in) provided by operating activities	$(90.4)	$(259.8)	$535.0	$235.3	$(1.1)	$419.0
Cash flows from investing activities:
Capital expenditures	(39.1)	(22.8)	(149.5)	(61.5)	—	(272.9)
Distribution of capital on equity investments	—	—	—	25.3	—	25.3
Changes in other assets and liabilities and other	—	(1.2)	16.8	4.0	—	19.6
Other, principally change in intercompany investing activities	—	418.4	—	(194.5)	(223.9)	—
Net cash (used in) provided by investing activities	(39.1)	394.4	(132.7)	(226.7)	(223.9)	(228.0)
Cash flows from financing activities:
Net payments on long-term debt	—	(132.9)	—	(6.8)	—	(139.7)
Payments on license obligations	(38.0)	—	(12.2)	—	—	(50.2)
Net (redemptions) issuances of common stock under stock-based compensation plans and other	(6.1)	—	—	—	—	(6.1)
Other, principally change in intercompany financing activities	163.1	—	(387.0)	—	223.9	—
Net cash provided by (used in) financing activities	119.0	(132.9)	(399.2)	(6.8)	223.9	(196.0)
Effect of exchange rate changes on cash, cash equivalents and restricted cash	—	—	—	(4.9)	—	(4.9)
Increase (decrease) in cash, cash equivalents and restricted cash	(10.5)	1.7	3.1	(3.1)	(1.1)	(9.9)
Cash, cash equivalents, and restricted cash, beginning of period	43.2	—	37.9	85.7	—	166.8
Cash, cash equivalents and restricted cash, end of period	$32.7	$1.7	$41.0	$82.6	$(1.1)	$156.9

(1) Issuer of obligations under the 2018 Notes, which were redeemed on March 17, 2017.
(2) Issuer of obligations under the 2020 Notes, the 2021 Notes, the 2022 Secured Notes, which were redeemed in March 2018, and the Unsecured Notes.

(24) Selected Quarterly Financial Data, Unaudited

	Quarter Ended 2018
	March 31 (a)	June 30 (b)	September 30 (c)	December 31 (d)
Total operating revenues	$811.8	$844.7	$821.0	$885.7
Total cost of revenues(1)	296.7	315.9	301.3	341.4
Selling, general and administrative	171.6	173.9	169.7	181.7
Research and development	53.8	49.2	49.5	49.8
Restructuring and other	52.2	33.5	338.7	(171.0)
Depreciation, amortization and impairments	188.1	172.7	166.3	162.6
Operating income (loss)	49.4	99.5	(204.5)	321.2
Net (loss) income	$(201.8)	$(5.8)	$(351.6)	$206.8

Basic and diluted net (loss) income per share:
Basic net (loss) income per share	$(2.24)	$(0.06)	$(3.85)	$2.25
Diluted net (loss) income per share	$(2.24)	$(0.06)	$(3.85)	$2.21

Weighted average number of shares used in per share calculations:
Basic shares	90.1	91.0	91.4	91.8
Diluted shares	90.1	91.0	91.4	93.4
(1) Exclusive of D&A

(a)	Includes a loss on debt financing transactions of $93.2 million in connection with the February 2018 Refinancing and $1.1 million loss on remeasurement of debt.

(b)	Includes a gain on remeasurement of debt of $34.5 million.

(c)	Includes a loss on remeasurement of debt of $4.0 million and a $309.6 million reserve related to the Shuffle Tech Matter.

(d)	Includes a gain on remeasurement of debt of $14.0 million and a $183.1 million reversal of the Shuffle Tech Matter legal reserve as a result of a settlement agreement reached (see Note 22).

	Quarter Ended 2017
	March 31 (a)	June 30	September 30 (b)	December 31
Total operating revenues	$725.4	$766.3	$768.9	$823.0
Total cost of revenues (1)	280.0	278.9	290.8	314.9
Selling, general and administrative	140.7	145.9	158.8	167.7
Research and development	42.4	48.1	47.8	45.8
Restructuring and other	9.2	1.1	7.8	27.8
Depreciation, amortization and impairments	165.1	175.0	173.1	169.6
Operating income	88.0	117.3	90.6	97.2
Net loss	$(100.8)	$(39.1)	$(59.3)	$(43.1)

Basic and diluted net loss per share	$(1.14)	$(0.44)	$(0.66)	$(0.48)

Weighted average number of shares used in per share calculations:
Basic shares	88.2	89.1	89.6	89.7
Diluted shares	88.2	89.1	89.6	89.7
(1) Exclusive of D&A.

(a)	Includes a loss recorded of $29.7 million in connection with the refinancing that we completed in February 2017.

(b)	Includes a loss recorded of $8.4 million in connection with the refinancing that we completed in August 2017.

SCHEDULE II
SCIENTIFIC GAMES CORPORATION AND SUBSIDIARIES
Valuation and Qualifying Accounts
Year Ended December 31, 2018, 2017 and 2016
(in millions)

Allowance for doubtful accounts	Balance at beginning of period	Additions	Deductions (1)	Balance at end of period
Year ended December 31, 2018	$31.4	9.3	(0.2)	$40.5
Year ended December 31, 2017	$28.1	11.4	(8.1)	$31.4
Year ended December 31, 2016	$23.8	8.6	(4.3)	$28.1

Tax-related valuation allowance	Balance at beginning of period	Added (charged) to tax benefit	Balance at end of period
Year ended December 31, 2018	$158.8	86.4	$245.2
Year ended December 31, 2017	$119.0	39.8	$158.8
Year ended December 31, 2016	$95.6	23.4	$119.0
(1) Amounts written off, net of recovery, and related impact of foreign currency exchange.

(3).    Exhibits.
EXHIBIT INDEX

Exhibit Number	Description
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

4.18
Supplemental Indenture, dated as of November 1, 2018, among Scientific Games International, Inc., as issuer, Scientific Games Corporation, Don Best Sports Corporation and the other guarantors party thereto, and Deutsche Bank Trust Company Americas, as successor trustee, relating to the Indenture, dated as of August 20, 2012, as amended and supplemented, relating to the 6.250% Senior Subordinated Notes due 2020.(†)

4.19
Indenture, dated as of June 4, 2014, among Scientific Games International, Inc., as issuer, Scientific Games Corporation and the other guarantors party thereto and Deutsche Bank Trust Company Americas, as trustee, relating to the 6.625% Senior Subordinated Notes due 2021 (incorporated by reference to Exhibit 4.1 to Scientific Games Corporation's Current Report on Form 8-K filed on June 6, 2014).

4.20
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

4.24
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

4.25
Supplemental Indenture, dated as of November 1, 2018, among Scientific Games International, Inc., as issuer, Scientific Games Corporation, Don Best Sports Corporation and the other guarantors party thereto, and Deutsche Bank Trust Company Americas, as trustee, relating to the Indenture, dated as of June 4, 2014, as amended and supplemented, relating to the 6.625% Senior Subordinated Notes due 2021.(†)

4.26
Indenture, dated as of November 21, 2014, between SGMS Escrow Corp., as issuer, and Deutsche Bank Trust Company Americas, as trustee, relating to the 10.000% Senior Unsecured Notes due 2022 (incorporated by reference to Exhibit 4.1 to Scientific Games Corporation's Current Report on Form 8-K filed on November 26, 2014).

4.27
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

4.28
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

4.29
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

4.30
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

4.31
Supplemental Indenture, dated as of November 1, 2018, among Scientific Games International, Inc., as issuer, Scientific Games Corporation, Don Best Sports Corporation and the other guarantors party thereto, and Deutsche Bank Trust Company Americas, as trustee, relating to the Indenture, dated as of November 21, 2014, as amended and supplemented, relating to the 10.000% Senior Unsecured Notes due 2022.(†)

4.32
Indenture, dated as of November 21, 2014, between SGMS Escrow Corp., as issuer, and Deutsche Bank Trust Company Americas, as collateral agent and trustee, related to the 7.000% Senior Secured Notes due 2022 (incorporated by reference to Exhibit 4.3 to Scientific Games Corporation's Current Report on Form 8-K filed on November 26, 2014).

4.33
Supplemental Indenture, dated as of November 21, 2014, among Scientific Games International, Inc., as issuer, Scientific Games Corporation, and the other guarantors party thereto and Deutsche Bank Trust Company Americas, as trustee, relating to the Indenture dated as of November 21, 2014, between SGMS Escrow Corp., as escrow issuer, and Deutsche Bank Trust Company relating to the 7.000% Senior Secured Notes due 2022 (incorporated by reference to Exhibit 4.4 to Scientific Games Corporation’s Current Report on Form 8-K filed on November 26, 2014).

4.34
Supplemental Indenture, dated as of October 2, 2015, among Scientific Games International, Inc., as issuer, Scientific Games Corporation, Go For A Million Productions, LLC and the other guarantors party thereto, and Deutsche Bank Trust Company Americas, as trustee, relating to the Indenture, dated as of November 21, 2014, between SGMS Escrow Corp., as issuer, Scientific Games Corporation and the other guarantors party thereto and Deutsche Bank Trust Company Americas, as trustee, relating to the 7.000% Senior Secured Notes due 2022 (incorporated by reference to Exhibit 4.5 to Scientific Games Corporation’s Quarterly Report on Form 10-Q for the quarter ended September 30, 2015).

4.35
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

4.36
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

4.37
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

4.38
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

4.39
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

4.41
Supplemental Indenture, dated as of November 1, 2018, among Scientific Games International, Inc., as issuer, Scientific Games Corporation, Don Best Sports Corporation and the other guarantors party thereto, and Deutsche Bank Trust Company Americas, as trustee and collateral agent, relating to the Indenture, dated as of October 17, 2017, as amended and supplemented, relating to the 5.000% Senior Secured Notes due 2025.(†)

4.42
Collateral Agreement, dated as of October 17, 2017, among Scientific Games International, Inc., as issuer, Scientific Games Corporation and the other guarantors party thereto and Deutsche Bank Trust Company Americas, as collateral agent (incorporated by reference to Exhibit 4.2 to Scientific Games Corporation's Current Report on Form 8-K filed on October 17, 2017).

4.43
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

4.44
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

4.45
Supplemental Indenture, dated as of November 1, 2018, among Scientific Games International, Inc., as issuer, Scientific Games Corporation, Don Best Sports Corporation and the other guarantors party thereto, and Deutsche Bank Trust Company Americas, as trustee, collateral agent, registrar and transfer agent, relating to the Indenture, dated as of February 14, 2018, as amended and supplemented, relating to the 3.375% Senior Secured Notes due 2026.(†)

4.46
Indenture, dated as of February 14, 2018, among Scientific Games International, Inc., as issuer, Scientific Games Corporation and the other guarantors party thereto, Deutsche Bank Trust Company Americas, as trustee, and Deutsche Bank AG, London Branch, as paying agent, relating to the 5.500% Senior Unsecured Notes due 2026 (incorporated by reference to Exhibit 4.4 to Scientific Games Corporation's Current Report on Form 8-K filed on February 14, 2018).

4.47
Supplemental Indenture, dated as of November 1, 2018, among Scientific Games International, Inc., as issuer, Scientific Games Corporation, Don Best Sports Corporation and the other guarantors party thereto, and Deutsche Bank Trust Company Americas, as trustee, registrar and transfer agent, relating to the Indenture, dated as of February 14, 2018, as amended and supplemented, relating to the 5.500% Senior Unsecured Notes due 2026.(†)

10.1
Credit Agreement, dated as of October 18, 2013, among Scientific Games International, Inc., as the borrower, Scientific Games Corporation, the lenders and other agents party thereto from time to time, Bank of America, N.A., as administrative agent, collateral agent, issuing lender and swingline lender, JPMorgan Chase Bank, N.A., as issuing lender, Bank of America, N.A., Credit Suisse Securities (USA) LLC and UBS Securities LLC, as joint lead arrangers, Bank of America, N.A., Credit Suisse Securities (USA) LLC, UBS Securities LLC, J.P. Morgan Securities LLC, RBS Securities Inc., Deutsche Bank Securities Inc., Goldman Sachs Bank USA and HSBC Securities (USA) Inc., as joint bookrunners, Credit Suisse Securities (USA) LLC and UBS Securities LLC, as co-syndication agents, and J.P. Morgan Securities LLC, The Royal Bank of Scotland plc, Deutsche Bank Securities Inc., Goldman Sachs Bank USA and HSBC Securities (USA) Inc., as co-documentation agents (incorporated by reference to Exhibit 10.1 to Scientific Games Corporation's Current Report on Form 8-K filed on October 18, 2013).

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

10.8
Collateral Agreement, dated as of November 21, 2014, among Scientific Games International, Inc., as grantor, Scientific Games Corporation, as guarantor, the subsidiary guarantors party thereto and Deutsche Bank Trust Company Americas, as collateral agent, related to the 7.000% Senior Secured Notes due 2022 (incorporated by reference to Exhibit 10.1 to Scientific Games Corporation’s Current Report on Form 8-K filed on November 26, 2014).

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

10.16
1995 Equity Incentive Plan, as amended (incorporated by reference to Exhibit 10.14 to Scientific Games Corporation’s Annual Report on Form 10-K (File No. 001-11693) for the fiscal year ended October 31, 1997).*

10.17
Scientific Games Corporation Nonqualified Deferred Compensation Plan, as amended and restated (incorporated by reference to Exhibit 10.15 to Scientific Games Corporation's Annual Report on Form 10-K for the year ended December 31, 2014).*

10.18
Asia-Pacific Business Incentive Compensation Program (incorporated by reference to Exhibit 10.4 to Scientific Games Corporation's Current Report on Form 8-K (File No. 001-11693) filed on December 3, 2010).*

10.19
Omnibus Amendment of Compensation and Benefit Plans, effective January 10, 2018, to amend the Plans, as defined therein, to reflect the merger of Scientific Games Corporation, a Delaware corporation (“Parent”) into SG Nevada Merger Company, a Nevada corporation and a wholly owned subsidiary of Parent (incorporated by reference to Exhibit 10.3 to Scientific Games Corporation’s Quarterly Report on Form 10-Q for the quarter ended March 31, 2018).*

10.20
Employment Agreement dated as of August 4, 2016 by and between Scientific Games Corporation and Kevin Sheehan (incorporated by reference to Exhibit 10.1 to Scientific Games Corporation's Quarterly Report on Form 10-Q for the quarter ended September 30, 2016).*

10.21
Form of Inducement Equity Award Agreement between Scientific Games Corporation and Kevin Sheehan (incorporated by reference to Exhibit 4.4 to Scientific Games Corporation’s Registration Statement on Form S-8 (No. 000-13063) filed on September 1, 2016).*

10.22
Form of Inducement Equity Award Agreement between Scientific Games Corporation and Kevin Sheehan (incorporated by reference to Exhibit 4.5 to Scientific Games Corporation’s Registration Statement on Form S-8 (No. 000-13063) filed on September 1, 2016).*

10.23
Agreement and General Release, dated as of June 19, 2018, by and between Scientific Games Corporation and Kevin Sheehan (incorporated by reference to Exhibit 10.5 to Scientific Games Corporation’s Quarterly Report on Form 10-Q for the quarter ended June 30, 2018).*

10.24
Amended and Restated Employment Agreement, dated as of December 15, 2015, by and between Scientific Games Corporation and Michael Quartieri (incorporated by reference to Exhibit 10.47 to Scientific Games Corporation’s Annual Report on Form 10-K for the year ended December 31, 2015).*

10.25
Amendment to Amended and Restated Employment Agreement, dated as of December 17, 2018 (effective as of January 1, 2019), by and between Scientific Games Corporation and Michael Quartieri, which amended Mr. Quartieri’s Amended and Restated Employment Agreement dated as of December 15, 2015.*(†)

10.26
Employment Agreement, dated as of July 14, 2015, by and between Scientific Games Corporation and David W. Smail (incorporated by reference to Exhibit 10.1 to Scientific Games Corporation's Quarterly Report on Form 10-Q for the quarter ended September 30, 2015).*

10.27
Separation and Consultancy Agreement, dated as of September 3, 2018, by and between Scientific Games Corporation and David W. Smail (incorporated by reference to Exhibit 10.1 to Scientific Games Corporation’s Quarterly Report on Form 10-Q for the quarter ended September 30, 2018).*

10.28
Employment Agreement, dated as of December 18, 2012 (effective as of January 1, 2013), by and between Scientific Games International, Inc. and James C. Kennedy (incorporated by reference to Exhibit 10.20 to Scientific Games Corporation’s Annual Report on Form 10-K for the year ended December 31, 2014).*

10.29
Amendment to Employment Agreement dated as of January 14, 2016 by and between Scientific Games International, Inc. and James C. Kennedy, which amended Mr. Kennedy’s Employment Agreement dated as of December 18, 2012 (incorporated by reference to Exhibit 10.48 to Scientific Games Corporation’s Annual Report on Form 10-K for the year ended December 31, 2015).*

10.30
Amendment No. 2 to Employment Agreement, dated as of December 16, 2018 (effective as of January 1, 2019), by and between Scientific Games International, Inc. and James C. Kennedy, which amended Mr. Kennedy’s Employment Agreement dated as of December 18, 2012, as amended by that Amendment to Employment Agreement dated as of January 14, 2016.*(†)

10.31
Amended and Restated Employment Agreement, dated as of May 14, 2018, by and between Scientific Games Corporation and Derik Mooberry (incorporated by reference to Exhibit 10.4 to Scientific Games Corporation’s Quarterly Report on Form 10-Q for the quarter ended June 30, 2018).*

10.32
Employment Agreement, dated as of January 1, 2006, by and between Scientific Games Corporation and Larry A. Potts (executed on August 2, 2006) (incorporated by reference to Exhibit 10.4 to Scientific Games Corporation’s Quarterly Report on Form 10-Q (File No. 001-11693) for the quarter ended September 30, 2006).*

10.33
Letter Agreement, dated as of October 2, 2008, by and between Scientific Games Corporation and Larry A. Potts, which amended Mr. Potts’ Employment Agreement dated as of January 1, 2006 (incorporated by reference to Exhibit 10.36 to Scientific Games Corporation’s Annual Report on Form 10-K (File No. 001-11693) for the year ended December 31, 2008).*

10.34
Amendment to Employment Agreement, dated as of December 30, 2008, by and between Scientific Games Corporation and Larry A. Potts, which amended Mr. Potts’ Employment Agreement dated as of January 1, 2006, as amended by the Letter Agreement dated as of October 2, 2008 (incorporated by reference to Exhibit 10.37 to Scientific Games Corporation’s Annual Report on Form 10-K (File No. 001-11693) for the year ended December 31, 2008).*

10.35
Letter Agreement, dated as of September 28, 2011, by and between Scientific Games Corporation and Larry A. Potts, which amended Mr. Potts' Employment Agreement dated as of January 1, 2006, as amended by the Letter Agreement dated as of October 2, 2008 and the Amendment dated as of December 30, 2008 (incorporated by reference to Exhibit 10.2 to Scientific Games Corporation's Current Report on Form 8-K (File No. 001-11693) filed on October 3, 2011).*

10.36
Letter Agreement, dated as of April 30, 2014, by and between Scientific Games Corporation and Larry A. Potts, which amended Mr. Potts' Employment Agreement dated as of January 1, 2006, as amended by the Letter Agreement dated as of October 2, 2008, the Amendment dated as of December 30, 2008 and the Letter Agreement dated as of September 28, 2011(incorporated by reference to Exhibit 10.26 to Scientific Games Corporation's Annual Report on Form 10-K for the year ended December 31, 2014).*

10.37
Letter Agreement, dated as of May 1, 2015, by and between Scientific Games Corporation and Larry A. Potts, which amended Mr. Potts' Employment Agreement dated as of January 1, 2006, as amended by the Letter Agreement dated as of October 2, 2008, the Amendment dated as of December 30, 2008, the Letter Agreement dated as of September 28, 2011, and the Letter Agreement dated as of April 30, 2014 (incorporated by reference to Exhibit 10.1 to Scientific Games Corporation's Current Report on Form 8-K filed on May 6, 2015).*

10.38
Amendment to Employment Agreement, effective as of April 9, 2018, between Larry Potts and Scientific Games Corporation (incorporated by reference to Exhibit 10.4 to Scientific Games Corporation’s Quarterly Report on Form 10-Q for the quarter ended March 31, 2018).*

10.39
Employment Agreement, dated as of June 9, 2014, by and between Scientific Games Corporation and M. Gavin Isaacs (incorporated by reference to Exhibit 10.1 to Scientific Games Corporation's Current Report on Form 8-K filed on June 10, 2014).*

10.40
Modification Agreement dated as of August 4, 2016 by and between Scientific Games Corporation and M. Gavin Isaacs, which modified Mr. Isaacs’ Employment Agreement dated as of June 9, 2014 and amended on October 29, 2015 (incorporated by reference to Exhibit 10.4 to Scientific Games Corporation’s Quarterly Report on Form 10-Q for the quarter ended September 30, 2016).*

10.41
Form of Inducement Equity Award Agreement between Scientific Games Corporation and M. Gavin Isaacs (incorporated by reference to Exhibit 4.4 to Scientific Games Corporation’s Registration Statement on Form S-8 (No. 333-197948) filed on August 7, 2014).*

10.42
Amendment to Employment Agreement dated as of October 29, 2015 by and between Scientific Games Corporation and M. Gavin Isaacs, which amended Mr. Isaacs’ Employment Agreement dated as of June 9, 2014 (incorporated by reference to Exhibit 10.45 to Scientific Games Corporation’s Annual Report on Form 10-K for the year ended December 31, 2015).*

10.43
Consulting Agreement dated as of January 1, 2017 by and between Scientific Games Corporation and Michael Gavin Isaacs (incorporated by reference to Exhibit 10.4 to Scientific Games Corporation's Quarterly Report on Form 10-Q for the quarter ended March 31, 2017).*

10.44
Amendment to Consulting Agreement, dated as of May 2, 2018, by and between Scientific Games Corporation and Michael Gavin Isaacs, which amended Mr. Isaacs Consulting Agreement dated January 1, 2017 (incorporated by reference to Exhibit 10.6 to Scientific Games Corporation’s Quarterly Report on Form 10-Q for the quarter ended June 30, 2018).*

10.45
Employment Agreement dated as of December 8, 2014 between Scientific Games Corporation and Richard Haddrill (incorporated by reference to Exhibit 10.29 to Scientific Games Corporation's Annual Report on Form 10-K for the year ended December 31, 2014).*

10.46
Letter Agreement, dated as of October 29, 2015, by and between Scientific Games Corporation and Richard Haddrill, which amended Mr. Haddrill's Employment Agreement dated as of December 8, 2014 (incorporated by reference to Exhibit 10.2 to Scientific Games Corporation's Quarterly Report on Form 10-Q for the quarter ended September 30, 2015).*

10.47
Consulting Agreement, dated as of February 26, 2018, by and between Scientific Games Corporation and Richard Haddrill (incorporated by reference to Exhibit 10.2 to Scientific Games Corporation’s Quarterly Report on Form 10-Q for the quarter ended March 31, 2018).*

10.48	Amendment to Consulting Agreement, dated as of January 11, 2019 (effective as of January 1, 2019), by and between Scientific Games Corporation and Richard Haddrill.*(†)

10.49	Scientific Games Corporation 2016 Employee Stock Purchase Plan (incorporated by reference to Appendix A to Scientific Games Corporation’s Proxy Statement on Schedule 14A filed on April 29, 2016).*

10.50
Amended and Restated Employment Agreement dated as of February 27, 2017 by and between Scientific Games Corporation and Michael Winterscheidt (incorporated by reference to Exhibit 10.3 to Scientific Games Corporation's Quarterly Report on Form 10-Q for the quarter ended March 31, 2017).*

10.51
Letter Agreement, dated February 21, 2018, by and between Scientific Games Corporation and Stephen Richardson (incorporated by reference to Exhibit 10.5 to Scientific Games Corporation’s Quarterly Report on Form 10-Q for the quarter ended March 31, 2018).*

10.52
Employment Agreement, dated as of May 4, 2018, by and between Scientific Games Corporation and Barry Cottle (incorporated by reference to Exhibit 10.2 to Scientific Games Corporation’s Quarterly Report on Form 10-Q for the quarter ended June 30, 2018).*

10.53
Employment Agreement, dated as of May 14, 2018, by and between Scientific Games Corporation and Doug Albregts (incorporated by reference to Exhibit 10.3 to Scientific Games Corporation’s Quarterly Report on Form 10-Q for the quarter ended June 30, 2018).*

10.54
Employment Agreement, dated as of September 4, 2018, by and between Scientific Games Corporation and James Sottile (incorporated by reference to Exhibit 10.2 to Scientific Games Corporation’s Quarterly Report on Form 10-Q for the quarter ended September 30, 2018).*

10.55	Amended and Restated Employment Agreement, dated as of January 1, 2019, by and between Scientific Games Corporation and Patrick J. McHugh.*(†)

10.56	Amendment to Employment Agreement, dated as of February 21, 2019 (effective as of February 25, 2019), by and between Scientific Games Corporation and Michael Winterscheidt.*(†)

21	List of Subsidiaries.(†)

23.1	Consent of Deloitte & Touche LLP, Independent Registered Public Accounting Firm.(†)

31.1	Certification of Chief Executive Officer pursuant to Rule 13a-14(a) under the Securities Exchange Act of 1934.(†)

31.2	Certification of Chief Financial Officer pursuant to Rule 13a-14(a) under the Securities Exchange Act of 1934.(†)

32.1	Certification of Chief Executive Officer pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.(†)

32.2	Certification of Chief Financial Officer pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.(†)

99.1
Form of Equity Award Notice-RSUs-Employees under the Scientific Games Corporation 2003 Incentive Compensation Plan (incorporated by reference to Exhibit 99.(d)(2) to Scientific Games Corporation's Schedule TO (File No. 005-36154) filed on July 19, 2011).*

99.2
Form of Equity Award Notice-RSUs-Non-Employee Directors under the Scientific Games Corporation 2003 Incentive Compensation Plan (incorporated by reference to Exhibit 99.(d)(3) to Scientific Games Corporation's Schedule TO (File No. 005-36154) filed on July 19, 2011).*

99.3
Terms and Conditions of Equity Awards to Key Employees under the Scientific Games Corporation 2003 Incentive Compensation Plan (incorporated by reference to Exhibit 99.(d)(4) to Scientific Games Corporation's Schedule TO (File No. 005-36154) filed on July 19, 2011).*

99.4
Terms and Conditions of Equity Awards to Non-Employee Directors under the Scientific Games Corporation 2003 Incentive Compensation Plan (incorporated by reference to Exhibit 99.(d)(5) to Scientific Games Corporation's Schedule TO (File No. 005-36154) filed on July 19, 2011).*

99.5
Form of Equity Awards Notice (Stock Options, Restricted Stock Units and Performance-Conditioned Restricted Stock Units) under the Scientific Games Corporation 2003 Incentive Compensation Plan (as amended and restated June 11, 2014) (incorporated by reference to Exhibit 99.8 to Scientific Games Corporation's Annual Report on Form 10-K for the year ended December 31, 2014).*

99.6
Terms and Conditions of Equity Awards to Employees under the Scientific Games Corporation 2003 Incentive Compensation Plan (as amended and restated June 11, 2014) (incorporated by reference to Exhibit 99.9 to Scientific Games Corporation's Annual Report on Form 10-K for the year ended December 31, 2014).*

99.7
Terms and Conditions of Equity Awards to Non-Employee Directors under the Scientific Games Corporation 2003 Incentive Compensation Plan (as amended and restated June 11, 2014) (incorporated by reference to Exhibit 99.10 to Scientific Games Corporation's Annual Report on Form 10-K for the year ended December 31, 2014).*

99.8
Terms and Conditions of Equity Awards to Consultants under the Scientific Games Corporation 2003 Incentive Compensation Plan (as amended and restated June 11, 2014) (incorporated by reference to Exhibit 99.11 to Scientific Games Corporation's Annual Report on Form 10-K for the year ended December 31, 2014).*

99.9
Terms and Conditions of Equity Awards to Key Employees under the Scientific Games Corporation 2003 Incentive Compensation Plan (incorporated by reference to Exhibit 99.1 to Scientific Games Corporation’s Quarterly Report on Form 10-Q for the quarter ended March 30, 2018).*

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

February 28, 2019	SCIENTIFIC GAMES CORPORATION
	By:	/s/ Michael A. Quartieri
Michael A. Quartieri, Chief Financial Officer

	By:	/s/ Michael F. Winterscheidt
Michael F. Winterscheidt, Chief Accounting Officer
Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the Registrant and in the capacities indicated on February 28, 2019.

Signature	Title

/s/ Barry L. Cottle	President and Chief Executive Officer and Director (principal executive officer)
Barry L. Cottle

/s/ Michael A. Quartieri	Executive Vice President, Chief Financial Officer, Treasurer and Corporate Secretary (principal financial officer)
Michael A. Quartieri

/s/ Michael F. Winterscheidt	Senior Vice President and Chief Accounting Officer (principal accounting officer)
Michael F. Winterscheidt

/s/ Peter A. Cohen	Vice Chairman of the Board of Directors and Director
Peter A. Cohen

/s/ Richard M. Haddrill	Vice Chairman of the Board of Directors and Director
Richard M. Haddrill

Signature	Title

/s/ Gerald J. Ford	Director
Gerald J. Ford

/s/ David L. Kennedy	Director
David L. Kennedy

/s/ Gabrielle K. McDonald	Director
Gabrielle K. McDonald

/s/ Paul M. Meister	Director
Paul M. Meister

/s/ Michael J. Regan	Director
Michael J. Regan

/s/ Barry F. Schwartz	Director
Barry F. Schwartz

/s/ Frances F. Townsend	Director
Frances F. Townsend

/s/ Kneeland C. Youngblood	Director
Kneeland C. Youngblood