Form 10-Q
period 2019-03-31
SCIENTIFIC GAMES CORP
filed 2019-05-08
CIK 750004

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549
FORM 10-Q

☒ QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended March 31, 2019

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

Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. Yes ☒ No ☐
Indicate by check mark whether the registrant has submitted electronically every Interactive Data File required to be submitted pursuant to Rule 405 of Regulation S-T (§ 232.405 of this chapter) during the preceding 12 months (or for such shorter period that the registrant was required to submit such files). Yes ☒ No ☐
Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, a non-accelerated filer, a smaller reporting company, or an emerging growth company. See the definitions of “large accelerated filer,” “accelerated filer,” “smaller reporting company,” and “emerging growth company” in Rule 12b-2 of the Exchange Act.

Large accelerated filer ☒	Accelerated filer ☐

Non-accelerated filer ☐	Smaller reporting company ☐

Emerging growth company ☐
If an emerging growth company, indicate by check mark if the registrant has elected not to use the extended transition period for complying with any new or revised financial accounting standards provided pursuant to Section 13(a) of the Exchange Act. ☐
Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act). Yes ☐ No ☒
Securities registered pursuant to Section 12(b) of the Act:

Title of each class	Trading Symbol(s)	Name of each exchange on which registered
Common Stock, $.001 par value	SGMS	Nasdaq Global Select Market
The registrant has the following number of shares outstanding of each of the registrant’s classes of common stock as of May 6, 2019:
Common Stock: 92,923,552

SCIENTIFIC GAMES CORPORATION AND SUBSIDIARIES
INDEX TO FINANCIAL INFORMATION
AND OTHER INFORMATION
THREE MONTHS ENDED MARCH 31, 2019

Glossary of Terms
The following terms or acronyms used in this Quarterly Report on Form 10-Q are defined below:
Term or Acronym	Definition
2018 10-K	2018 Annual Report on Form 10-K filed with the SEC on February 28, 2019
2020 Notes	6.250% senior subordinated notes due 2020 issued by SGI
2021 Notes	6.625% senior subordinated notes due 2021 issued by SGI
2022 Secured Notes	7.000% senior secured notes due 2022 issued by SGI
2022 Unsecured Notes	10.000% senior unsecured notes due 2022 issued by SGI
2025 Secured Notes	5.000% senior secured notes due 2025 issued by SGI
2026 Secured Euro Notes	3.375% senior secured notes due 2026 issued by SGI
2026 Unsecured Euro Notes	5.500% senior unsecured notes due 2026 issued by SGI
2026 Unsecured Notes	8.250% senior unsecured notes due 2026 issued by SGI
AEBITDA	Adjusted EBITDA, our performance measure of profit or loss for our business segments (see Note 3)
ASC	Accounting Standards Codification
ASU	Accounting Standards Update
B2C	business to consumer model
D&A	depreciation, amortization and impairments (excluding goodwill)
FASB	Financial Accounting Standards Board
Guarantor Subsidiaries	substantially all of SGC’s 100%-owned U.S. subsidiaries other than SGC’s 100%-owned U.S. Social gaming subsidiaries
LNS	Lotterie Nazionali S.r.l.
Non-Guarantor Subsidiaries	SGC’s U.S. subsidiaries that are not Guarantor Subsidiaries and SGC’s foreign subsidiaries
Note	a note in the Notes to Condensed Consolidated Financial Statements in this Quarterly Report on Form 10-Q, unless otherwise indicated
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

POS	percentage of retail sales
PTG	proprietary table games
R&D	research and development
RFP	request for proposal
RMG	real-money gaming
RSU	restricted stock unit
SEC	Securities and Exchange Commission
Secured Notes	refers to the 2022 Secured Notes, 2025 Secured Notes, and 2026 Secured Euro Notes, collectively
SG&A	selling, general and administrative
SGC	Scientific Games Corporation
SGI	Scientific Games International, Inc., a wholly-owned subsidiary of SGC
Shufflers	various models of automatic card shufflers, deck checkers and roulette chip sorters
Subordinated Notes	refers to the 2020 Notes and 2021 Notes, collectively
Unsecured Notes	refers to the 2022 Unsecured Notes, 2026 Unsecured Euro Notes and 2026 Unsecured Notes, collecitvely
U.S. GAAP	accounting principles generally accepted in the U.S.
VGT	video gaming terminal
VLT	video lottery terminal
Intellectual Property Rights
All ® notices signify marks registered in the United States. © 2019 Scientific Games Corporation. All Rights Reserved.

FORWARD-LOOKING STATEMENTS
Throughout this Quarterly Report on Form 10-Q, we make “forward-looking statements” within the meaning of the U.S. Private Securities Litigation Reform Act of 1995. Forward-looking statements describe future expectations, plans, results or strategies and can often be identified by the use of terminology such as “may,” “will,” “estimate,” “intend,” “plan,” “continue,” “believe,” “expect,” “anticipate,” “target,” “should,” “could,” “potential,” “opportunity,” “goal” or similar terminology. The forward-looking statements contained in this Quarterly Report on Form 10-Q are generally located in the material set forth under the heading “Management’s Discussion and Analysis of Financial Condition and Results of Operations” but may be found in other locations as well. These statements are based upon management’s current expectations, assumptions and estimates and are not guarantees of timing, future results or performance. Therefore, you should not rely on any of these forward-looking statements as predictions of future events. Actual results may differ materially from those contemplated in these statements due to a variety of risks and uncertainties and other factors, including, among other things:

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

•
risks related to the initial public offering of a minority interest in our social gaming business, including the possibility that the anticipated benefits of the initial public offering are not realized or that we may not be able to utilize the proceeds of the initial public offering as expected;

•	incurrence of restructuring costs;

•	implementation of complex new accounting standards;

•	changes in estimates or judgments related to our impairment analysis of goodwill or other intangible assets;

•	changes in demand for our products;

•	fluctuations in our results due to seasonality and other factors;

•	dependence on suppliers and manufacturers;

•
risks relating to foreign operations, including anti-corruption laws, fluctuations in currency rates, restrictions on the payment of dividends from earnings, restrictions on the import of products and financial instability, including the potential impact to our business resulting from the considerable uncertainty around the U.K.’s withdrawal from the European Union (“EU”) and the possibility of the British parliament’s failure to approve the U.K.’s withdrawal from the EU, resulting in a “hard Brexit” or “no deal Brexit”;

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
Additional information regarding risks and uncertainties and other factors that could cause actual results to differ materially from those contemplated in forward-looking statements is included from time to time in our filings with the SEC, including under Part I, Item 1A “Risk Factors” in our 2018 10-K. Forward-looking statements speak only as of the date they are made and, except for our ongoing obligations under the U.S. federal securities laws, we undertake no and expressly disclaim any obligation to publicly update any forward-looking statements whether as a result of new information, future events or otherwise.
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

PART I. FINANCIAL INFORMATION

Item 1. Condensed Consolidated Financial Statements
SCIENTIFIC GAMES CORPORATION AND SUBSIDIARIES
CONSOLIDATED STATEMENTS OF OPERATIONS AND COMPREHENSIVE INCOME (LOSS)
(Unaudited, in millions, except per share amounts)

	Three Months Ended
	March 31,
	2019	2018
Revenue:
Services	$459	$438
Product sales	238	224
Instant products	140	150
Total revenue	837	812
Operating expenses:
Cost of services(1)	133	122
Cost of product sales(1)	107	105
Cost of instant products(1)	67	70
Selling, general and administrative	186	172
Research and development	49	54
Depreciation, amortization and impairments	165	188
Restructuring and other	7	52
Operating income	123	49
Other (expense) income:
Interest expense	(154)	(155)
Earnings from equity investments	6	7
Loss on debt financing transactions	—	(93)
Gain (loss) on remeasurement of debt	5	(1)
Other expense, net	—	(3)
Total other expense, net	(143)	(245)
Net loss before income taxes	(20)	(196)
Income tax expense	(4)	(6)
Net loss	$(24)	$(202)
Other comprehensive income (loss):
Foreign currency translation gain, net of tax	55	51
Pension and post-retirement gain (loss), net of tax	1	(1)
Derivative financial instruments unrealized (loss) gain, net of tax	(5)	2
Other comprehensive income	51	52
Comprehensive income (loss)	$27	$(150)

Basic and diluted net loss per share:
Basic	$(0.26)	$(2.24)
Diluted	$(0.26)	$(2.24)

Weighted average number of shares used in per share calculations:
Basic shares	92	90
Diluted shares	92	90
(1) Excludes D&A.
See accompanying notes to condensed consolidated financial statements.

SCIENTIFIC GAMES CORPORATION AND SUBSIDIARIES
CONSOLIDATED BALANCE SHEETS
(Unaudited, in millions, except par value)

	March 31, 2019	December 31, 2018
ASSETS
Current assets:
Cash and cash equivalents	$1,213	$168
Restricted cash	41	39
Accounts receivable, net	621	599
Notes receivable, net	104	114
Inventories	229	216
Prepaid expenses, deposits and other current assets	238	233
Total current assets	2,446	1,369
Non-current assets:
Restricted cash	12	13
Notes receivable, net	33	40
Property and equipment, net	517	547
Operating lease right-of-use assets	118	—
Goodwill	3,301	3,280
Intangible assets, net	1,745	1,809
Software, net	277	285
Equity investments	296	298
Other assets	92	77
Total assets	$8,837	$7,718

LIABILITIES AND STOCKHOLDERS’ DEFICIT
Current liabilities:
Current portion of long-term debt	$1,046	$45
Accounts payable	200	225
Accrued liabilities	540	477
Total current liabilities	1,786	747
Deferred income taxes	109	108
Operating lease liabilities	98	—
Other long-term liabilities	330	334
Long-term debt, excluding current portion	8,937	8,992
Total liabilities	11,260	10,181
Commitments and contingencies (see Note 16)
Stockholders’ deficit:
Common stock, par value $0.001 per share: 199 shares authorized; 110 and 109 shares issued and 93 and 92 shares outstanding, respectively	1	1
Additional paid-in capital	848	835
Accumulated loss	(2,848)	(2,824)
Treasury stock, at cost, 17 shares	(175)	(175)
Accumulated other comprehensive loss	(249)	(300)
Total stockholders’ deficit	(2,423)	(2,463)
Total liabilities and stockholders’ deficit	$8,837	$7,718
See accompanying notes to condensed consolidated financial statements.

SCIENTIFIC GAMES CORPORATION AND SUBSIDIARIES
CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS
(Unaudited, in millions)

	Three Months Ended
	March 31,
	2019	2018
Cash flows from operating activities:
Net loss	$(24)	$(202)
Adjustments to reconcile net loss to cash provided by operating activities	179	309
Changes in working capital accounts, net of effects of acquisitions	6	(78)
Changes in deferred income taxes and other	6	1
Net cash provided by operating activities	167	30
Cash flows from investing activities:
Capital expenditures	(67)	(88)
Acquisitions of businesses and assets, net of cash acquired	—	(274)
Distributions of capital from equity investments	3	2
Net cash used in investing activities	(64)	(360)
Cash flows from financing activities:
Borrowings under revolving credit facility	40	—
Repayments under revolving credit facility	(175)	(295)
Proceeds from issuance of senior notes and term loans	1,100	2,512
Repayment of senior notes and term loans (inclusive of redemption premium)	—	(2,210)
Repayment of assumed NYX debt	—	(288)
Payments on long-term debt	(12)	(2)
Payments of debt issuance and deferred financing costs	(14)	(39)
Payments on license obligations	(7)	(7)
Sale of future revenue	11	—
Net redemptions of common stock under stock-based compensation plans and other	(1)	(17)
Net cash provided by (used in) financing activities	942	(346)
Effect of exchange rate changes on cash, cash equivalents and restricted cash	1	2
Increase (decrease) in cash, cash equivalents and restricted cash	1,046	(674)
Cash, cash equivalents and restricted cash, beginning of period	220	834
Cash, cash equivalents and restricted cash, end of period	$1,266	$160

Supplemental cash flow information:
Cash paid for interest	$80	$161
Income taxes paid	10	7
Distributed earnings from equity investments	4	1
Supplemental non-cash transactions:
Non-cash rollover and refinancing of Term loans	$—	$3,275
Non-cash interest expense	7	6
NYX non-cash consideration transferred (inclusive of 2017 acquisition of ordinary shares)	—	93
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
Basis of Presentation and Principles of Consolidation
The accompanying condensed consolidated financial statements have been prepared in accordance with U.S. GAAP. The accompanying condensed consolidated financial statements include the accounts of SGC and those subsidiaries in which we have a controlling financial interest. Investments in other entities in which we do not have a controlling financial interest but we exert significant influence are accounted for in our condensed consolidated financial statements using the equity method of accounting. All intercompany balances and transactions have been eliminated in consolidation.
In the opinion of SGC and its management, we have made all adjustments necessary to present fairly our consolidated financial position, results of operations and comprehensive loss and cash flows for the periods presented. Such adjustments are of a normal, recurring nature. These unaudited condensed consolidated financial statements should be read in conjunction with the consolidated financial statements and related notes included in our 2018 10-K. Interim results of operations are not necessarily indicative of results of operations to be expected for a full year.
Significant Accounting Policies
There have been no changes to our significant accounting policies described within the Notes of our 2018 10-K other than adoption of ASC 842 described in Note 15.
Computation of Basic and Diluted Net Loss Per Share
Basic and diluted net loss per share were the same for all periods presented as all common stock equivalents would be anti-dilutive. We excluded 2 million and 3 million of stock options from the diluted weighted-average common shares outstanding for the three months ended March 31, 2019 and 2018, respectively. We excluded 2 million and 3 million of RSUs from the calculation of diluted weighted-average common shares outstanding for the three months ended March 31, 2019 and 2018, respectively.
New Accounting Guidance - Recently Adopted

The FASB issued ASU No. 2016-02, Leases (Topic 842) in 2016. ASU 2016-02 combined with all subsequent amendments (collectively, “ASC 842”) requires balance sheet recognition for all leases with a lease term greater than one year to be recorded as a lease liability (on a discounted basis) with a corresponding right-of-use asset. This guidance also expands the required quantitative and qualitative disclosures for lease arrangements and gives rise to other changes impacting certain aspects of lessee and lessor accounting. We adopted ASC 842 as of January 1, 2019 using the optional transition method provided by ASU 2018-11, and applied both the lessee package of practical expedients and the available lessor practical expedients. During the first quarter of 2019, the FASB issued ASU 2019-01, Leases (Topic 842) to amend ASU 2016-02. This amendment exempts both lessees and lessors from having to provide certain prior year interim disclosure information in the fiscal year in which a company adopts the new leases standard. We have provided the related transition disclosures as of the beginning of 2019 in accordance with ASU 2019-1. See our 2018 10-K Note 1 for the impact on our consolidated financial statements and Note 15 in this Quarterly Report for our lease accounting policy and the quarterly impact of our adoption of ASC 842.

In February 2018, the FASB issued ASU No. 2018-02, Reclassification of Certain Tax Effects from Accumulated Other Comprehensive Income. The standard allows companies to make an election to reclassify from Accumulated Other Comprehensive Income (AOCI) to retained earnings the stranded tax effects resulting from the Tax Cuts and Jobs Act of 2017.

This ASU is effective for annual and interim periods beginning after December 15, 2018, with early adoption permitted. The amendments in this updated guidance should be applied either in the period of adoption or retrospectively to each period in which the effect of the change in the U.S. corporate federal income tax rate in the Tax Act is recognized. We adopted this standard effective January 1, 2019. We elected not to reclassify the income tax effects of the Tax Cuts and Jobs Act from AOCI to retained earnings. The adoption of this guidance did not have an effect on our consolidated financial statements.
New Accounting Guidance - Not Yet Adopted

The FASB issued ASU No. 2016-13, Financial Instruments - Credit Losses (Topic 326) in 2016. The new guidance replaces the incurred loss impairment methodology in current U.S. GAAP with a methodology that reflects expected credit losses and requires consideration of a broader range of reasonable and supportable information to inform credit loss estimates. For trade and other receivables, loans and other financial instruments, we will be required to use a forward-looking expected loss model rather than the incurred loss model for recognizing credit losses which reflects losses that are probable. The new guidance will be effective for us beginning January 1, 2020. Application of the amendments is through a cumulative-effect adjustment to retained earnings as of the effective date. We are currently evaluating the impact of adopting this guidance.
In August 2018, the FASB issued ASU No. 2018-13, Fair Value Measurement (Topic 820): Disclosure Framework—Changes to the Disclosure Requirements for Fair Value Measurement. The new guidance amends the disclosure requirements for recurring and nonrecurring fair value measurements by removing, modifying, and adding certain disclosures on fair value measurements in ASC 820. The amendments on changes in unrealized gains and losses, the range and weighted average of significant unobservable inputs used to develop Level 3 fair value measurements, and the narrative description of measurement uncertainty should be applied prospectively for only the most recent interim or annual period presented in the initial fiscal year of adoption. All other amendments should be applied retrospectively to all periods presented upon their effective date. The new guidance will be effective for us beginning January 1, 2020, with early adoption permitted. We do not plan to early adopt this ASU, and we are currently evaluating the impact of adopting this guidance.
We do not expect that any other recently issued accounting guidance will have a significant effect on our consolidated financial statements.
Subsequent Events - Social Gaming Business Initial Public Offering

On May 7, 2019, our subsidiary SciPlay Corporation (“SciPlay”) completed an initial public offering (“IPO”) of a 17.4% minority interest in our Social gaming business. SciPlay has two classes of common stock - Class A common stock, which is traded on The NASDAQ Global Select Market under the symbol “SCPL,” and Class B common stock. On all matters submitted to a vote of SciPlay stockholders, Class B common stock entitles us to ten votes per share (for so long as the number of shares of SciPlay common stock beneficially owned by us represents at least 10% of SciPlay’s outstanding shares of common stock and, thereafter, one vote per share), and SciPlay Class A common stock entitles its owners to one vote per share. We own all of the outstanding Class B common stock, which represents approximately 82.6% of SciPlay’s total outstanding shares of common stock and approximately 97.9% of the combined voting power of both classes of SciPlay’s outstanding common stock. Accordingly, we continue to control shares representing a majority of the combined voting power in SciPlay and will continue to consolidate our Social gaming business.
The corporate structure of the above transaction is commonly referred to as an “Up‑C” structure, which is often used by partnerships and limited liability companies when they undertake an initial public offering of their business. The Up‑C structure allows us to continue to realize tax benefits associated with owning interests in an entity that is treated as a partnership, or “pass-through” entity, for income tax purposes following the IPO. The Company currently maintains a full valuation allowance on its U.S. net deferred tax assets. We will continue to monitor and assess positive and negative evidence with respect to our ability to realize our deferred tax assets, and we recognize that this transaction could have an impact on the overall valuation allowance assessment, but these impacts are still being evaluated. Any taxable gain associated with the IPO transaction is expected to be fully offset by net operating loss carryforwards, resulting in a reduction of our valuation allowance by the same amount.
In connection with the SciPlay IPO we also entered into the following transactions:

•
A tax receivable agreement (“TRA”), which provides for the payment by SciPlay to us of 85% of the amount of tax benefits, if any, that SciPlay actually realizes (or in some circumstances is deemed to realize) as a result of (i) increases in the tax basis of assets of SciPlay Parent Company, LLC (“SciPlay Parent LLC”) (a) in connection with the SciPlay IPO, (b) resulting from any redemptions or exchanges of membership interests of SciPlay Parent LLC pursuant to the SciPlay Parent LLC Operating Agreement or (c) resulting from certain distributions (or deemed distributions) by SciPlay Parent LLC and (ii) certain other tax benefits related to SciPlay’s making of payments under the TRA.

•
An Intercompany Services Agreement, under which we provide to the Social gaming business certain corporate level general and administrative services, including but not limited to, finance, corporate development, human resources, legal (which could include liability related to litigation awards related to SciPlay), information technology and rental fees for shared assets. These expenses will be charged to the Social gaming business and settled in cash.

•
An intellectual property license agreement (“IP License Agreement”), pursuant to which the Social gaming business acquired the following licenses from a restricted subsidiary of SGC for a one-time payment of $255 million: (i) an exclusive (subject to certain limited exceptions), perpetual, non-royalty bearing license to use intellectual property created or acquired by Bally Gaming, Inc. (“Bally Gaming”) or its affiliates on or before the third anniversary of the date of the IP License Agreement (the date of the IP License Agreement, the “Effective Date”), in any of the Covered Games (defined as any of SciPlay’s currently available or future social games that are developed for mobile platforms, social media platforms, internet platforms or other interactive platforms and distributed solely via digital delivery); (ii) an exclusive (subject to certain limited exceptions and payment of royalties owed to third-party licensors for SciPlay's use of third-party licensed property) license to use third-party intellectual property licensed to Bally Gaming or its affiliates on or before the third anniversary of the Effective Date, to the extent permitted to be sublicensed to the Social gaming business, in any of the Covered Games; (iii) a non-exclusive, perpetual, non-royalty bearing license to use intellectual property created or acquired by Bally Gaming or its affiliates after the third anniversary of the Effective Date, but only in the Social gaming business’ currently available games; and (iv) a non-exclusive license to use third-party intellectual property licensed to Bally Gaming or its affiliates after the third anniversary of the Effective Date, to the extent permitted to be sublicensed to the Social gaming business, but only in the Social gaming business’ currently available games.

As a result of IP License Agreement described above, our Social gaming business will no longer be required to pay to Bally Gaming future royalties and or fees for use of intellectual property owned by Bally Gaming or its affiliates for the Social gaming business’ currently available games. Accordingly, and commencing with the effectiveness of the IP License Agreement as of May 7, 2019, our Gaming business segment AEBITDA will no longer benefit from these charges, while our Social gaming business segment AEBITDA will increase proportionately. The total amount of such IP charges for the three months ended March 31, 2019 and 2018 were $7.3 million and $6.2 million, respectively, and for the years ended December 31, 2018 and 2017 were $26 million and $24 million, respectively.

•
SciPlay Holding Company, LLC (“SciPlay Holding”), a subsidiary of SciPlay, entered into a $150 million revolving credit agreement (the “SciPlay Revolver”) by and among SciPlay Holding, as the borrower, SciPlay Parent LLC, as a guarantor, the subsidiary guarantors party thereto (which are all domestic entities that comprise our Social gaming business), the lenders party thereto and Bank of America, N.A., as administrative agent and collateral agent that matures in May 2024. The interest rate is either Adjusted LIBOR (as defined in the SciPlay Revolver) plus 2.250% (with one 0.250% leverage-based step-down to the margin and one 0.250% leverage-based step-up to the margin) or ABR (as defined in the SciPlay Revolver) plus 1.250% (with one 0.250% leverage-based step-down to the margin and one 0.250% leverage-based step-up to the margin) at the option of SciPlay Holding. SciPlay Holding is required to pay to the lenders a commitment fee of 0.500% per annum on the average daily unused portion of the revolving commitments through maturity, which fee varies based on the total net leverage ratio and is subject to a floor of 0.375%. The SciPlay Revolver provides for up to $15.0 million in letter of credit issuances, which requires customary issuance and administration fees, and a fronting fee of 0.125%.

The SciPlay Revolver contains covenants that, among other things, restrict SciPlay Holding’s, SciPlay Parent LLC’s and the subsidiary guarantors’ ability to incur additional indebtedness; incur liens; sell, transfer or dispose of property and assets; invest; make dividends or distributions or other restricted payments; and engage in affiliate transactions, with the exception of certain payments under the TRA and payments in respect of certain tax distributions under the SciPlay Parent LLC Operating Agreement. We currently do not expect the Social gaming business to declare or pay any cash dividends to us, other than tax distributions and certain cash distributions related to the impact of taxes pursuant to the TRA. If the Social gaming business discontinues the payment of, or is unable to pay, cash dividends to us, this will reduce our available liquidity. Furthermore, the terms of indebtedness incurred by the Social gaming business may, and the terms of the

SciPlay Revolver will, limit the ability of the Social gaming business to pay dividends or make other distributions to us, or to amend the agreements between the Social gaming business and us and our other subsidiaries.

In addition, the SciPlay Revolver requires that SciPlay maintain a maximum total net leverage ratio not to exceed 2.50:1.00 and maintain a minimum fixed charge coverage ratio of no less than 4.00:1.00. The SciPlay Revolver is secured by a (i) first priority pledge of the equity securities of SciPlay Holding, SciPlay Parent LLC’s restricted subsidiaries and each subsidiary guarantor party thereto and (ii) first priority security interests in, and mortgages on, substantially all tangible and intangible personal property and material fee-owned real property of SciPlay Parent LLC, SciPlay Holding and each subsidiary guarantor party thereto, in each case, subject to customary exceptions.

The entities that comprise our Social gaming business are unrestricted subsidiaries under our debt agreements and are therefore not subject to the covenants in our debt agreements. Conversely, only the entities that are parties to the SciPlay Revolver (which are all domestic entities that comprise our Social gaming business) and their respective restricted subsidiaries are subject to the covenants in the SciPlay Revolver. As a result, this will reduce our available liquidity and limit the ability of the Social gaming business to pay dividends or make other distributions to us, or to amend the agreements between the Social gaming business and us and our other subsidiaries. In 2018, the amount of dividends declared and paid by the Social gaming business to Bally Gaming, a wholly owned subsidiary of SGC, was $77 million.

As a result of these transactions, we received net proceeds of $301 million, which enables us to make substantial payments to reduce our debt.

(2) Revenue Recognition

The following table disaggregates revenues by type within each of our business segments:

	Three Months Ended March 31,
	2019	2018
Gaming
Gaming operations	$152	$161
Gaming machine sales	136	145
Gaming systems	74	75
Table products	60	62
Total	$422	$443

Lottery
Instant products	$140	$150
Lottery systems	87	52
Total	$227	$202

Social
Mobile	$97	$73
Web and other	21	24
Total	$118	$97

Digital
Sports and platform	$30	$26
Gaming and other	40	44
Total	$70	$70

The amount of rental income revenue that is outside the scope of ASC 606 was $96 million and $67 million for the three months ended March 31, 2019 and 2018, respectively.

Contract Liabilities and Other Disclosures

The following table summarizes the activity in our contract liabilities for the reporting period:

Three Months Ended March 31,
2019
Contract liability balance, beginning of period(1)	$97
Liabilities recognized during the period	26
Amounts recognized in revenue from beginning balance	(22)
Contract liability balance, end of period(1)	$101
(1) Contract liabilities are included within Accrued liabilities and Other long-term liabilities in our March 31, 2019 consolidated balance sheet.

The timing of revenue recognition, billings and cash collections results in billed receivables, unbilled receivables (contract assets), and customer advances and deposits (contract liabilities) on our consolidated balance sheet. Other than contracts with customers with financing arrangements exceeding 12 months, revenue recognition is generally proximal to conversion to cash, except for Lottery instant products sold under POS contracts. Revenue is recognized for such contracts upon delivery to our customers, while conversion to cash is based on the retail sale of the underlying ticket to end consumers. As a result, revenue recognition under ASC 606 does not approximate conversion to cash in any periods post-adoption. Total revenue recognized under such contracts was $23 million and $34 million in the three months ended March 31, 2019 and 2018, respectively. The following table summarizes our balances in these accounts for the periods indicated (other than contract liabilities disclosed above):

	Receivables	Contract Assets(1)
Beginning of period balance	$753	$114
End of period balance, March 31, 2019	758	114
(1) Contract assets are included primarily within Prepaid expenses, deposits and other current assets in our March 31, 2019 consolidated balance sheet.
As of March 31, 2019, we did not have material unsatisfied performance obligations for contracts expected to be long-term or contracts for which we recognize revenue at an amount other than for which we have the right to invoice for goods or services delivered or performed.

(3) Business Segments
We report our operations in four business segments—Gaming, Lottery, Social and Digital—representing our different products and services. A detailed discussion regarding the products and services from which each reportable business segment derives its revenue is included in Notes 2 and 3 in our 2018 10-K.
In evaluating financial performance, our Chief Operating Decision Maker focuses on AEBITDA as management’s segment measure of profit or loss, which is described in Note 3 in our 2018 10-K. As a result of the on-going initial public offering of a minority interest in our Social gaming business, which was subsequently completed during the second quarter of 2019, we changed our calculation of Social business segment AEBITDA beginning with the first quarter of 2019. Social business segment AEBITDA now reflects intercompany charges settled in cash for corporate services and certain royalties paid for by our Social business segment to other segments or to Corporate (included in the “Unallocated and Reconciling Items” column in the tables below). Business segment information for the three months ended March 31, 2018 has been recast to reflect these changes. Additionally, see Note 1 for a description of the IP License Agreement executed in conjunction with the SciPlay IPO that will impact our Gaming business segment and Social business segment AEBITDA commencing with the effectiveness of the IP License Agreement as of May 7, 2019. The accounting policies of our business segments are the same as those described within the Notes in our 2018 10-K. The following tables present our segment information:

	Three Months Ended March 31, 2019
	Gaming	Lottery	Social(2)	Digital	Unallocated and Reconciling Items(1)	Total
Total revenue	$422	$227	$118	$70	$—	$837
AEBITDA	215	104	25	13	(29)	$328
Reconciling items to consolidated net loss before income taxes:
D&A	(112)	(19)	(2)	(19)	(13)	(165)
Restructuring and other	(2)	—	(1)	(3)	(1)	(7)
EBITDA from equity investments					(17)	(17)
Earnings from equity investments					6	6
Interest expense					(154)	(154)
Gain on remeasurement of debt					5	5
Other expense, net					(2)	(2)
Stock-based compensation					(14)	(14)
Net loss before income taxes						$(20)
(1) Includes amounts not allocated to the business segments (including corporate costs) and reconciling items to reconcile the total business segments AEBITDA to our consolidated net loss before income taxes.

(2) Our Social business segment information represents SciPlay operations (see Note 1), and starting with the second quarter of 2019 we will refer to our Social business segment as SciPlay.

	Three Months Ended March 31, 2018
	Gaming	Lottery	Social(2)	Digital	Unallocated and Reconciling Items(1)	Total
Total revenue	$443	$202	$97	$70	$—	$812
AEBITDA	218	94	23	17	(32)	$320
Reconciling items to consolidated net loss before income taxes:
D&A	(139)	(14)	(7)	(16)	(12)	(188)
Restructuring and other	(1)	(1)	(18)	(6)	(26)	(52)
EBITDA from equity investments					(19)	(19)
Earnings from equity investments					7	7
Interest expense					(155)	(155)
Loss on debt financing transactions					(93)	(93)
Loss on remeasurement of debt					(1)	(1)
Other expense, net					(6)	(6)
Stock-based compensation					(9)	(9)
Net loss before income taxes						$(196)
(1) Includes amounts not allocated to the business segments (including corporate costs) and reconciling items to reconcile the total business segments AEBITDA to our consolidated net loss before income taxes.

(2) Our Social business segment information represents SciPlay operations (see Note 1), and starting with the second quarter of 2019 we will refer to our Social business segment as SciPlay.

(4) Restructuring and other
Restructuring and other includes charges or expenses attributable to: (i) employee severance; (ii) management restructuring and related costs; (iii) restructuring and integration; (iv) cost savings initiatives; (v) major litigation; and (vi) acquisition costs and other unusual items. The following table summarizes pre-tax restructuring and other costs for the periods presented:

	Three Months Ended March 31,
	2019	2018
Employee severance(1)	$3	$5
Acquisitions and related costs	—	8
Contingent consideration adjustment	—	18
Legal and related	—	16
Restructuring, integration and other	4	5
Total	$7	$52
(1) Includes employee severance and termination costs associated with restructuring and integration activities.
(5) Accounts and Notes Receivable and Credit Quality of Receivables
Accounts and Notes Receivable
The following table summarizes the components of current and long-term accounts and notes receivable, net:

	March 31, 2019	December 31, 2018
Current:
Accounts receivable	$636	$615
Notes receivable	127	138
Allowance for doubtful accounts and notes	(38)	(40)
Current accounts and notes receivable, net	$725	$713
Long-term:
Notes receivable, net of allowance	33	40
Total accounts and notes receivable, net	$758	$753
Credit Quality of Receivables
The interest rates on our outstanding receivables bearing interest ranged from 3% to 10% at March 31, 2019 and December 31, 2018.
We have certain concentrations of outstanding accounts and notes receivable in international locations that impact our assessment of the credit quality of those receivables. We monitor the macroeconomic and political environment in each of these locations in our assessment of the credit quality of our receivables. We have not identified changes in the aforementioned factors during the three months ended March 31, 2019 that require a reassessment of our receivable balances. The international locations with significant concentrations (generally deemed to be exceeding 10%) of our accounts and notes receivable are as follows:

•
Mexico - Our notes receivable, net, from certain customers in Mexico at March 31, 2019 was $24 million. We collected $8 million of outstanding receivables from these customers during the three months ended March 31, 2019.

•
Peru - Our notes receivable, net, from certain customers in Peru at March 31, 2019 was $15 million. We collected $2 million of outstanding receivables from these customers during the three months ended March 31, 2019.

•
Argentina - Our notes receivable, net, from customers in Argentina at March 31, 2019 was $16 million denominated in USD. Our customers are required to, and have continued to, pay us in pesos at the spot exchange rate on the date of payment. We collected $6 million of outstanding receivables from customers in Argentina during the three months ended March 31, 2019.

In addition to the macroeconomic and political factors noted above, we also evaluated recent payments, receivables aging, any additional security or collateral we had (bills of exchange, pledge agreements, etc.) and other facts and circumstances relevant to our customers' ability to pay.
The following summarizes the components of total notes receivable, net:

	March 31, 2019	Balances over 90 days past due	December 31, 2018	Balances over 90 days past due
Notes receivable:
Domestic	$61	$8	$55	$6
International	99	26	123	25
Total notes receivable	160	34	178	31

Notes receivable allowance
Domestic	(6)	(6)	(6)	(6)
International	(17)	(17)	(18)	(18)
Total notes receivable allowance	(23)	(23)	(24)	(24)
Notes receivable, net	$137	$11	$154	$7
At March 31, 2019, 8% of our total notes receivable, net, was past due by over 90 days, compared to 4% at December 31, 2018.
We evaluate our exposure to credit loss on notes receivable on both a collective and individual basis. In addition, we evaluate such notes receivable on a geographic basis and take into account any other factors (such as general economic conditions, other macroeconomic considerations, etc.) that could impact our collectability of notes receivable individually or in the aggregate. Accordingly, notes receivable may be evaluated under multiple methodologies, and the resulting allowance is not determined based on one specific methodology taking all factors into consideration. The activity in our allowance for notes receivable for each of the three month periods ended March 31, 2019 and 2018 is as follows:

	Three Months Ended March 31,
	2019	2018
Beginning allowance for notes receivable	$(24)	$(21)
Provision	(2)	(3)
Charge-offs and recoveries	3	1
Ending allowance for notes receivable	$(23)	$(23)

The fair value of notes receivable is estimated by discounting expected future cash flows using current interest rates at which similar loans would be made to borrowers with similar credit ratings and remaining maturities. As of March 31, 2019 and December 31, 2018, the fair value of notes receivable, net, approximated the carrying value due to contractual terms of notes receivable generally being under 24 months.

(6) Inventories
Inventories consisted of the following as of the dates presented below:

	March 31, 2019	December 31, 2018
Parts and work-in-process	$139	$131
Finished goods	90	85
Total inventories	$229	$216
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

(7) Property and Equipment, net

Property and equipment, net consisted of the following:

	March 31, 2019	December 31, 2018
Land	$15	$15
Buildings and leasehold improvements	130	128
Gaming and lottery machinery and equipment	1,034	1,041
Furniture and fixtures	28	27
Construction in progress	15	17
Other property and equipment	245	240
Less: accumulated depreciation	(950)	(921)
Total property and equipment, net	$517	$547
Depreciation expense is excluded from Cost of services, Cost of product sales, Cost of instant products and Other operating expenses and is separately presented within D&A.

	Three Months Ended
	March 31,
	2019	2018
Depreciation expense	$58	$53
As of March 31, 2019 and December 31, 2018, we had $36 million of assets held for sale, which are included within Prepaid expense, deposits and other current assets.

(8) Intangible Assets, net and Goodwill
Intangible Assets, net
The following tables present certain information regarding our intangible assets as of March 31, 2019 and December 31, 2018.

	March 31, 2019			December 31, 2018
	Gross Carrying Value	Accumulated Amortization	Net Balance	Gross Carrying Value	Accumulated Amortization	Net Balance
Amortizable intangible assets:
Customer relationships	$1,092	$(321)	$771	$1,084	$(299)	$785
Intellectual property	935	(485)	450	931	(453)	478
Licenses	549	(273)	276	546	(253)	293
Brand names	124	(62)	62	123	(59)	64
Trade names	108	(25)	83	108	(23)	85
Patents and other	23	(14)	9	23	(13)	10
	2,831	(1,180)	1,651	2,815	(1,100)	1,715
Non-amortizable intangible assets:
Trade names	96	(2)	94	96	(2)	94
Total intangible assets	$2,927	$(1,182)	$1,745	$2,911	$(1,102)	$1,809

The following reflects intangible amortization expense included within D&A:

	Three Months Ended
	March 31,
	2019	2018
Amortization expense	$77	$77
Goodwill

In conjunction with integrating our recent Digital acquisitions, the implementation of ERP systems in the Digital segment and recent management changes, during the first quarter of 2019, in our Digital business segment, we reviewed our Digital operating segment in accordance with ASC 350 to determine if additional reporting units exist based on the availability of discrete financial information that is regularly reviewed by segment management. We determined that in our Digital operating segment we now have two reporting units: (1) Digital sports and platform and (2) Digital gaming and other. The change in the Digital business segment reporting units resulted in the allocation of the previous Digital reporting unit goodwill balance as follows: $230 million to the new Digital sports and platform reporting unit and $134 million to the new Digital gaming and other reporting unit, which allocation was determined based on the relative fair value approach prescribed by ASC 350. As a result of this change we now have ten reporting units: Instant Products, U.S. Lottery Systems, International Lottery Systems, SG Gaming, legacy U.K. Gaming, Casino Management Systems, Table Products, Social Gaming, Digital Sports and Platform and Digital Gaming and Other.

The table below reconciles the change in the carrying value of goodwill by business segment for the period from
December 31, 2018 to March 31, 2019.

Goodwill	Gaming	Lottery	Social	Digital	Totals
Balance as of December 31, 2018	$2,449	$352	$115	$364	$3,280
Foreign currency adjustments	13	(1)	—	9	21
Balance as of March 31, 2019	$2,462	$351	$115	$373	$3,301

(9) Software, net
Software, net consisted of the following:

	March 31, 2019	December 31, 2018
Software	$1,126	$1,101
Accumulated amortization	(849)	(816)
Software, net	$277	$285
The following reflects amortization of software included within D&A:

	Three Months Ended
	March 31,
	2019	2018
Amortization expense	$30	$39

(10) Equity Investments
Equity investments totaled $296 million and $298 million as of March 31, 2019 and December 31, 2018, respectively. We received distributions and dividends totaling $7 million and $3 million during the three months ended March 31, 2019 and 2018, respectively.

(11) Long-Term and Other Debt
2026 Unsecured Notes

On March 19, 2019, SGI issued $1,100 million in aggregate principal amount of its new 2026 Unsecured Notes at an issue price of 100.000% in a private offering. We used the net proceeds of the 2026 Unsecured Notes offering to redeem $1,000 million of our outstanding 2022 Unsecured Notes and pay accrued and unpaid interest thereon plus related premiums, fees, and costs, which redemption was completed on April 4, 2019, and pay related fees and expenses of the 2026 Unsecured Notes offering. The redemption of the 2022 Unsecured Notes will result in an approximate $60 million loss on debt financing transactions during the second quarter of 2019.
The 2026 Unsecured Notes were issued pursuant to an indenture dated as of March 19, 2019 (the “2026 Unsecured Notes Indenture”). SGI may redeem some or all of the 2026 Unsecured Notes at any time prior to March 15, 2022 at a redemption price equal to 100% of the principal amount of the 2026 Unsecured Notes plus accrued and unpaid interest, if any, to the date of the redemption plus a “make whole” premium. SGI may redeem some or all of the 2026 Unsecured Notes at any time on or after March 15, 2022 at the prices specified in the 2026 Unsecured Notes Indenture.
The 2026 Unsecured Notes are senior unsecured obligations of SGI, rank equally to all SGI’s existing and future senior debt and rank senior to all of SGI’s existing and future senior subordinated debt. The 2026 Unsecured Notes are guaranteed on a senior unsecured basis by SGC and all of its wholly owned U.S. subsidiaries (other than SGI, the unrestricted social gaming business entities and certain immaterial subsidiaries). The 2026 Unsecured Notes are structurally subordinated to all of the liabilities of our non-guarantor subsidiaries.
In connection with the 2026 Unsecured Notes offering, we reflected $16 million in financing costs presented primarily as a reduction to long-term debt.
Outstanding Debt and Finance Leases
The following table reflects our outstanding debt:

	As of
	March 31, 2019					December 31, 2018
	Final Maturity	Rate(s)	Face value	Unamortized debt discount/premium and deferred financing costs, net	Book value	Book value
Senior Secured Credit Facilities:
Revolver, varying interest rate	2020	variable	$190	$—	$190	$325
Term Loan B-5	2024	variable	4,133	(69)	4,064	4,071
Senior Notes:
2025 Secured Notes(2)	2025	5.000%	1,250	(17)	1,233	1,233
2026 Secured Euro Notes(3)	2026	3.375%	367	(5)	362	367
2022 Unsecured Notes(4)	2022	10.000%	2,200	(22)	2,178	2,176
2026 Unsecured Euro Notes(3)	2026	5.500%	282	(4)	278	282
2026 Unsecured Notes	2026	8.250%	1,100	(16)	1,084	—
Subordinated Notes:
2020 Notes	2020	6.250%	244	(1)	243	242
2021 Notes	2021	6.625%	341	(3)	338	337
Finance lease obligations as of March 31, 2019 payable monthly through 2019 and other(5)	2019	3.900%	13	—	13	4
Total long-term debt outstanding			$10,120	$(137)	$9,983	$9,037
Less: current portion of long-term debt(4)					(1,046)	(45)
Long-term debt, excluding current portion					$8,937	$8,992
Fair value of debt(1)			$10,197
(1) Fair value of our fixed rate and variable interest rate debt is classified within level 2 in the fair value hierarchy and has been calculated based on the quoted market prices of our securities.
(2) Includes cross-currency interest rate swap agreements that we entered into in 2018 in the amount of $460 million U.S. Dollar-denominated 2025 Secured Notes to a fixed-rate Euro-denominated debt, with a fixed annual weighted average interest rate of approximately 2.946% (see Note 16 in our 2018 10-K).
(3) We designated a portion of our 2026 Secured Euro Notes as a net investment non-derivative hedge of our investments in certain of our international subsidiaries that use the Euro as their functional currency in order to reduce the volatility in our operating results caused by the change in foreign currency exchange rates of the Euro relative to the U.S. Dollar (see Note 12 for additional information). The total change in the face value of the 2026 Secured Euro Notes and 2026 Unsecured Euro Notes due to changes in foreign currency exchange rates since the issuance was a reduction of $63 million, of which a $5 million gain was recognized on remeasurement of debt in the Consolidated Statements of Operations and Comprehensive Loss for the three months ended March 31, 2019.
(4) Includes $1,000 million of the principal balance of the 2022 Unsecured Notes that were redeemed on April 4, 2019.
(5) Includes $11 million related to certain revenue transactions presented as debt in accordance with ASC 470-10-25.

We were in compliance with the financial covenants under all debt agreements as of March 31, 2019.
For additional information regarding the terms of our credit agreements, Secured Notes, Unsecured Notes and Subordinated Notes, see Note 16 in our 2018 10-K.
For additional information regarding the SciPlay Revolver that we entered into on May 7, 2019 in connection with the SciPlay IPO, see Note 1.
Loss on Debt Financing Transactions

The following are components of the loss on debt financing transactions resulting from debt extinguishment and modification accounting for three months ended March 31, 2019 and 2018:

	Three Months Ended March 31,
	2019	2018
Repayment and cancellation of principal balance at premium	$—	$110
Unamortized debt (premium) discount and deferred financing costs, net	—	(30)
Third party debt issuance fees	—	13
Total loss on debt financing transactions	$—	$93

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
Derivative Financial Instruments

We record derivative financial instruments on the balance sheet at their respective fair values. As of March 31, 2019, we held the following derivative instruments that were accounted for pursuant to ASC 815:

Interest Rate Swap Contracts

We currently use interest rate swap contracts as described below to mitigate gains or losses associated with the change in expected cash flows due to fluctuations in interest rates on our variable rate debt.
In February 2018, we entered into interest rate swap contracts to hedge a portion of our interest expense associated with our variable rate debt to effectively fix the interest rate that we pay. These interest rate swap contracts are designated as cash flow hedges under ASC 815. We pay interest at a weighted-average fixed rate of 2.4418% and receive interest at a variable rate equal to one-month LIBOR. The total notional amount of interest rate swaps outstanding was $800 million as of March 31, 2019. These hedges mature in February 2022.
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
The following table shows the gains (loss) and interest expense recognized on our interest rate swap contracts:

	Three Months Ended
	March 31,
	2019	2018
(Loss) gain recorded in accumulated other comprehensive income (loss), net of tax	$(5)	$2
Interest expense recorded related to interest rate swap contracts	—	1
We do not expect to reclassify material amounts from Accumulated other comprehensive loss to interest expense in the next twelve months.

The following table shows the effect of interest rate swap contracts designated as cash flow hedges on the consolidated statements of operations and comprehensive loss:

	Three Months Ended March 31,
	2019	2018
	Interest expense
Total amounts of expense line item presented in the statements of operations and comprehensive loss in which the effects of cash flow hedges are recorded	$(154)	$(155)
Hedged item	(5)	(2)
Derivative designated as hedging instrument	5	1

Cross-Currency Interest Rate Swaps
In connection with the February 2018 Refinancing described in Note 16 of our 2018 10-K, we entered into certain cross-currency interest rate swap agreements to achieve more beneficial interest rates by effectively converting $460 million of our fixed-rate U.S. Dollar-denominated 2025 Secured Notes, including the semi-annual interest payments through October 2023, to fixed-rate Euro-denominated debt, with a fixed annual weighted average interest rate of approximately 2.946%. We have designated these cross-currency interest rate swap agreements as a net investment hedge of our investments in certain of our international subsidiaries that use the Euro as their functional currency in order to reduce the volatility in our operating results caused by the changes in foreign currency exchange rates of the Euro relative to the U.S. Dollar.
We use the spot method to measure the effectiveness of our net investment hedge. Under this method, for each reporting period, the change in the fair value of the $460 million cross-currency interest rate swaps is reported in foreign currency translation gain (loss) in Accumulated other comprehensive loss. The cross-currency basis spread (along with other components of the cross-currency swap’s fair value excluded from the spot method effectiveness assessment) are amortized and recorded to interest expense. We evaluate the effectiveness of our net investment hedge at the beginning of each quarter.

The following table shows the fair value of our hedges:

	Balance Sheet Line Item	March 31, 2019	December 31, 2018
Interest rate swaps (1)(3)	Other liabilities	$6	$—
Cross-currency interest rate swaps (2)(3)	Other assets	34	18
(1) The loss of $6 million for the three months ended March, 31 2019 is reflected in Derivative financial instrument unrealized gross loss in Other comprehensive income.
(2) The gain of $16 million for the three months ended March, 31 2019 is reflected in Foreign currency translation loss in Other comprehensive income.
(3) The inputs used to measure the fair value of our interest rate swap contracts are categorized as Level 2 in the fair value hierarchy.

Net Investment Non-derivative Hedge - 2026 Secured Euro Notes
For the first quarter of 2019, we designated $255 million of our 2026 Secured Euro Notes as a net investment non-derivative hedge of our investments in certain of our international subsidiaries that use the Euro as their functional currency in order to reduce the volatility in our results caused by the changes in foreign currency exchange rates of the Euro relative to the U.S. Dollar.
We use the spot method to measure the effectiveness of our net investment non-derivative hedge. Under this method, for each reporting period, the change in the hedged portion of the carrying value of the 2026 Secured Euro Notes due to remeasurement is reported in Foreign currency translation gain (loss) in Other comprehensive income, and the remaining remeasurement change is recognized in Gain (loss) on remeasurement of debt in our consolidated statements of operations and comprehensive loss. We evaluate the effectiveness of our net investment non-derivative hedge at the beginning of each quarter, and the inputs used to measure the fair value of this non-derivative hedge are categorized as Level 2 in the fair value hierarchy.
Contingent Consideration Liabilities

In connection with our 2017 acquisitions, we have recorded certain contingent consideration liabilities, of which the values are primarily based on reaching certain earnings-based metrics, with a maximum payout of up to $39 million. The related liabilities were recorded at fair value on the acquisition date as part of the consideration transferred and are remeasured each reporting period. The inputs used to measure the fair value of our liabilities are categorized as Level 3 in the fair value hierarchy.

Contingent consideration liabilities as of March 31, 2019 and December 31, 2018 were $45 million of which $22 million as of March 31, 2019 is included in Accrued liabilities with the remaining balance included in Other long-term liabilities.

We did not have assets and liabilities measured at fair value on a non-recurring basis as of March 31, 2019.
(13) Stockholders’ Deficit
Changes in Stockholders’ Deficit
The following tables present certain information regarding our stockholders' deficit as of March 31, 2019 and March 31, 2018.

	Three Months Ended March 31, 2019
	Common Stock	Additional Paid in Capital	Accumulated Loss	Treasury Stock	Accumulated Other Comprehensive Loss	Total
January 1, 2019	$1	$835	$(2,824)	$(175)	$(300)	$(2,463)
Net proceeds of common stock in connection with stock options and RSUs	—	2	—	—	—	2
Stock-based compensation	—	11	—	—	—	11
Net loss	—	—	(24)	—	—	(24)
Other Comprehensive income	—	—	—	—	51	51
March 31, 2019	$1	$848	$(2,848)	$(175)	$(249)	$(2,423)

	Three Months Ended March 31, 2018
	Common Stock	Additional Paid in Capital	Accumulated Loss	Treasury Stock	Accumulated Other Comprehensive Loss	Total
January 1, 2018	$1	$808	$(2,461)	$(175)	$(200)	$(2,027)
Net redemption of common stock in connection with stock options and RSUs	—	(15)	—	—	—	(15)
Stock-based compensation	—	7	—	—	—	7
Net loss	—	—	(202)	—	—	(202)
Adoption impact of ASC 606	—	—	(11)	—	—	(11)
Other Comprehensive income	—	—	—	—	52	52
March 31, 2018	$1	$800	$(2,674)	$(175)	$(148)	$(2,196)
Stock Based Compensation
The following reflects total stock-based compensation expense recognized under all programs:

	Three Months Ended
	March 31,
	2019	2018
Related to stock options	$2	$2
Related to RSUs	12	7
Total	$14	$9

(14) Income Taxes
We consider new evidence (both positive and negative) at each reporting date that could affect our view of the future realization of deferred tax assets. Based upon the evaluation of all available evidence, and considering the projected U.S. pre-

tax losses for 2019, we maintain a valuation allowance for our U.S. operations as of March 31, 2019. We maintained other valuation allowances for certain non-U.S. jurisdictions with cumulative losses.

The effective income tax rates for the three months ended March 31, 2019 and 2018 were (18%) and (3%), respectively, and were determined using an estimated annual effective tax rate after considering any discrete items for such periods. Due to the aforementioned valuation allowance against our U.S. deferred tax assets, the effective tax rates for the three months ended March 31, 2019 and 2018 do not include the benefits of the U.S. tax losses, and we recorded an overall tax expense in both periods due to foreign pre-tax earnings. The change in the effective tax rates relates primarily to the overall mix of income in our foreign jurisdictions.

(15) Leases
On January 1, 2019, we adopted ASC 842 using the optional transition method provided by ASU 2018-11. Our operating leases primarily consist of real estate leases such as offices, warehouses, and research and development facilities. Our leases have remaining lease terms ranging from 1 year to 11 years, some of which include options to extend the leases for up to 5 years or to terminate the leases within 1 year. Our finance leases are immaterial.

Our total operating lease expenses for the three months ended March 31, 2019 and 2018 were $9 million and $7 million, respectively. The total amount of variable and short term lease payments incurred during the three months ended March 31, 2019 are immaterial.

Supplemental balance sheet and cash flow information related to operating leases is as follows:

March 31, 2019
Operating lease right-of-use assets(1)	$118
Accrued liabilities	26
Operating lease liabilities	98
Total operating lease liabilities	$124
Cash paid for amounts included in the measurement of lease liabilities:
Operating cash flows from operating leases	$8
Weighted average remaining lease term, years	6
Weighted average discount rate	5%
(1) Right-of use assets obtained in exchange for lease obligations during the first quarter of 2019 were immaterial.

Lease liability maturities:

	2019	2020	2021	2022	2023	Thereafter	Less Imputed Interest	Total
Operating leases	$24	$28	$24	$19	$15	$34	$(20)	$124

As of March 31, 2019, we did not have material additional operating leases that have not yet commenced.

(16) Litigation
We are involved in various routine and other specific legal proceedings, including the following which are described in Note 22 within our 2018 10-K: Colombia litigation, SNAI litigation, Washington State Matter, and the Raqqa Matter. There have been no material changes to these matters since the 2018 10-K was filed with the SEC, except as described below.
We record an accrual for legal contingencies when it is both probable that a liability has been incurred and the amount or range of the loss can be reasonably estimated (although, as discussed below, there may be an exposure to loss in excess of the accrued liability). We evaluate our accruals for legal contingencies at least quarterly and, as appropriate, establish new accruals or adjust existing accruals to reflect (1) the facts and circumstances known to us at the time, including information regarding negotiations, settlements, rulings and other relevant events and developments, (2) the advice and analyses of counsel and (3) the assumptions and judgment of management. Legal costs associated with our legal proceedings are expensed as incurred. We had accrued liabilities of $4 million for all of our legal matters that were contingencies as of March 31, 2019 and December 31, 2018.

Substantially all of our legal contingencies are subject to significant uncertainties and, therefore, determining the likelihood of a loss and/or the measurement of any loss involves a series of complex judgments about future events. Consequently, the ultimate outcomes of our legal contingencies could result in losses in excess of amounts we have accrued. We may be unable to estimate a range of possible losses for some matters pending against us or our subsidiaries, even when the amount of damages claimed against us or our subsidiaries is stated because, among other things: (1) the claimed amount may be exaggerated or unsupported; (2) the claim may be based on a novel legal theory or involve a large number of parties; (3) there may be uncertainty as to the likelihood of a class being certified or the ultimate size of the class; (4) there may be uncertainty as to the outcome of pending appeals or motions; (5) the matter may not have progressed sufficiently through discovery or there may be significant factual or legal issues to be resolved or developed; and/or (6) there may be uncertainty as to the enforceability of legal judgments and outcomes in certain jurisdictions. Other matters have progressed sufficiently that we are able to estimate a range of possible loss. For those legal contingencies disclosed in Note 22 in our 2018 10-K and this Note 16 as well as those related to the previously disclosed settlement agreement entered into in February 2015 with SNAI S.p.a., as to which a loss is reasonably possible, whether in excess of a related accrued liability or where there is no accrued liability, and for which we are able to estimate a range of possible loss, the current estimated range is up to approximately $14 million in excess of the accrued liabilities (if any) related to those legal contingencies. This aggregate range represents management’s estimate of additional possible loss in excess of the accrued liabilities (if any) with respect to these matters based on currently available information, including any damages claimed by the plaintiffs, and is subject to significant judgment and a variety of assumptions and inherent uncertainties. For example, at the time of making an estimate, management may have only preliminary, incomplete, or inaccurate information about the facts underlying a claim; its assumptions about the future rulings of the court or other tribunal on significant issues, or the behavior and incentives of adverse parties, regulators, indemnitors or co‑defendants, may prove to be wrong; and the outcomes it is attempting to predict are often not amenable to the use of statistical or other quantitative analytical tools. In addition, from time to time an outcome may occur that management had not accounted for in its estimate because it had considered that outcome to be remote. Furthermore, as noted above, the aggregate range does not include any matters for which we are not able to estimate a range of possible loss. Accordingly, the estimated aggregate range of possible loss does not represent our maximum loss exposure. Any such losses could have a material adverse impact on our results of operations, cash flows or financial condition. The legal proceedings underlying the estimated range will change from time to time, and actual results may vary significantly from the current estimate.
TCS John Huxley Matter
On March 15, 2019, TCS John Huxley America, Inc., TCS John Huxley Europe Ltd., TCS John Huxley Asia Ltd., and Taiwan Fulgent Enterprise Co., Ltd. brought a civil action in the United States District Court for the Northern District of Illinois against SGC, Bally Technologies, Inc. and Bally Gaming, Inc. In the complaint, plaintiffs assert federal antitrust claims arising from defendants' procurement of particular U.S. and South African patents. Plaintiffs allege that defendants used those patents to create an allegedly illegal monopoly in the market for automatic card shufflers sold to regulated casinos in the United States. On April 10, 2019, the defendants filed a motion to dismiss the plaintiffs’ complaint with prejudice. On April 25, 2019, the district court denied the defendants’ motion to dismiss without prejudice pursuant to the court’s local rules, after plaintiffs advised that they intended to file an amended complaint. Plaintiffs filed their amended complaint on May 3, 2019, and the district court has set a status hearing for May 8, 2019 to discuss the matter further. Due to the early nature of this litigation, we are currently unable to determine the likelihood of an outcome or estimate a range of reasonably possible loss.
For additional information regarding our pending litigation matters, see Note 22 in our 2018 10-K.

(17) Financial Information for Guarantor Subsidiaries and Non-Guarantor Subsidiaries
We conduct substantially all of our business through our U.S. and foreign subsidiaries. As of March 31, 2019, SGI’s obligations under the Secured Notes (other than the 2022 Secured Notes, which were redeemed in March 2018), the Unsecured Notes and the Subordinated Notes were fully and unconditionally and jointly and severally guaranteed by SGC and the Guarantor Subsidiaries other than SGI, and certain immaterial subsidiaries of SGC. The guarantees of our Secured Notes (other than the 2022 Secured Notes, which were redeemed in March 2018), Unsecured Notes and Subordinated Notes will terminate under the following customary circumstances: (1) the sale or disposition of the capital stock of the guarantor (including by consolidation or merger of the guarantor into another person); (2) the liquidation or dissolution of the guarantor; (3) the defeasance or satisfaction and discharge of the notes; (4) the release of the guarantor from any guarantees of indebtedness of SGC and SGI; and (5) the proper designation of the guarantor as an unrestricted subsidiary pursuant to the indenture governing the respective notes.
Presented below is condensed consolidating financial information for (1) SGC, (2) SGI, (3) the Guarantor Subsidiaries and (4) the Non-Guarantor Subsidiaries as of March 31, 2019 and December 31, 2018 and for the three months ended March 31, 2019 and 2018. The condensed consolidating financial information has been presented to show the nature of assets held, results of operations and cash flows of SGC, SGI, the Guarantor Subsidiaries and the Non-Guarantor Subsidiaries assuming the current guarantee structures of the Secured Notes (other than the 2022 Secured Notes, which were redeemed in March 2018), the Unsecured Notes and the Subordinated Notes were in effect at the beginning of the periods presented.

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

SCIENTIFIC GAMES CORPORATION AND SUBSIDIARIES
SUPPLEMENTAL CONDENSED CONSOLIDATING BALANCE SHEET
As of March 31, 2019

	SGC (Parent)	SGI (Issuer1)	Guarantor Subsidiaries	Non-Guarantor Subsidiaries	Eliminating Entries	Consolidated
Assets
Cash and cash equivalents	$1,119	$1	$—	$95	$(2)	$1,213
Restricted cash	—	1	33	7	—	41
Accounts receivable, net	—	102	204	315	—	621
Notes receivable, net	—	—	89	15	—	104
Inventories	—	45	89	109	(14)	229
Prepaid expenses, deposits and other current assets	3	60	95	79	1	238
Property and equipment, net	31	99	208	215	(36)	517
Operating lease right-of-use asset	1	24	35	58	—	118
Investment in subsidiaries	2,896	959	1,216	—	(5,071)	—
Goodwill	—	240	1,897	1,164	—	3,301
Intangible assets, net	40	34	1,239	432	—	1,745
Intercompany balances	—	7,096	74	—	(7,170)	—
Software, net	53	37	118	69	—	277
Other assets(2)	113	412	37	309	(438)	433
Total assets	$4,256	$9,110	$5,334	$2,867	$(12,730)	$8,837
Liabilities and stockholders’ (deficit) equity
Current portion of long-term debt	$—	$1,042	$3	$1	$—	$1,046
Other current liabilities	58	224	235	258	(35)	740
Long-term debt, excluding current portion	—	8,928	8	1	—	8,937
Operating lease liabilities	1	20	30	47	—	98
Other long-term liabilities	104	13	637	176	(491)	439
Intercompany balances	6,516	—	—	654	(7,170)	—
Stockholders’ (deficit) equity	(2,423)	(1,117)	4,421	1,730	(5,034)	(2,423)
Total liabilities and stockholders’ (deficit) equity	$4,256	$9,110	$5,334	$2,867	$(12,730)	$8,837

(1) Issuer of obligations under the Subordinated Notes, the Unsecured Notes and the Secured Notes.
(2) Includes $11 million and $1 million in non-current restricted cash for Guarantor Subsidiaries and Non-Guarantor Subsidiaries, respectively.

SCIENTIFIC GAMES CORPORATION AND SUBSIDIARIES
SUPPLEMENTAL CONDENSED CONSOLIDATING BALANCE SHEET
As of December 31, 2018

	SGC (Parent)	SGI (Issuer1)	Guarantor Subsidiaries	Non-Guarantor Subsidiaries	Eliminating Entries	Consolidated
Assets
Cash and cash equivalents	$74	$1	$—	$94	$(1)	$168
Restricted cash	—	1	32	6	—	39
Accounts receivable, net	—	79	205	315	—	599
Notes receivable, net	—	—	101	13	—	114
Inventories	—	40	82	111	(17)	216
Prepaid expenses, deposits and other current assets	6	63	92	72	—	233
Property and equipment, net	31	112	219	218	(33)	547
Investment in subsidiaries	2,836	975	1,093	—	(4,904)	—
Goodwill	—	240	1,897	1,143	—	3,280
Intangible assets, net	43	34	1,291	441	—	1,809
Intercompany balances	—	6,054	—	—	(6,054)	—
Software, net	58	39	128	60	—	285
Other assets(2)	110	404	46	308	(440)	428
Total assets	$3,158	$8,042	$5,186	$2,781	$(11,449)	$7,718
Liabilities and stockholders’ (deficit) equity
Current portion of long-term debt	$—	$42	$—	$3	$—	$45
Other current liabilities	64	162	248	254	(26)	702
Long-term debt, excluding current portion	—	8,991	—	1	—	8,992
Other long-term liabilities	106	8	637	172	(481)	442
Intercompany balances	5,451	—	49	554	(6,054)	—
Stockholders’ (deficit) equity	(2,463)	(1,161)	4,252	1,797	(4,888)	(2,463)
Total liabilities and stockholders’ (deficit) equity	$3,158	$8,042	$5,186	$2,781	$(11,449)	$7,718

(1) Issuer of obligations under the Subordinated Notes, the Unsecured Notes (other than the 2026 Unsecured Notes, which were not issued until February 2019) and the Secured Notes.
(2) Includes $12 million and $1 million in non-current restricted cash for Guarantor Subsidiaries and Non-Guarantor Subsidiaries, respectively.

SCIENTIFIC GAMES CORPORATION AND SUBSIDIARIES
SUPPLEMENTAL CONDENSED CONSOLIDATING STATEMENT OF
OPERATIONS AND COMPREHENSIVE (LOSS) INCOME
Three Months Ended March 31, 2019

	SGC (Parent)	SGI (Issuer1)	Guarantor Subsidiaries	Non-Guarantor Subsidiaries	Eliminating Entries	Consolidated
Revenue	$—	$158	$358	$385	$(64)	$837
Cost of services, cost of product sales and cost of instant products(2)	—	101	102	152	(48)	307
SG&A	35	11	59	94	(13)	186
R&D	—	1	23	25	—	49
D&A	12	12	99	47	(5)	165
Restructuring and other	1	—	2	4	—	7
Operating (loss) income	(48)	33	73	63	2	123
Interest expense	—	(154)	—	—	—	(154)
Gain on remeasurement of debt	—	5	—	—	—	5
Other income (expense), net	20	132	(124)	(22)	—	6
Net (loss) income before equity in income of subsidiaries and income taxes	(28)	16	(51)	41	2	(20)
Equity in income of subsidiaries	6	7	11	—	(24)	—
Income tax (expense) benefit	(2)	(5)	13	(10)	—	(4)
Net (loss) income	$(24)	$18	$(27)	$31	$(22)	$(24)

Other comprehensive income	51	9	2	71	(82)	51
Comprehensive income (loss)	$27	$27	$(25)	$102	$(104)	$27

(1) Issuer of obligations under the Subordinated Notes, the Unsecured Notes and the Secured Notes. (2) Exclusive of D&A.

SCIENTIFIC GAMES CORPORATION AND SUBSIDIARIES
SUPPLEMENTAL CONDENSED CONSOLIDATING STATEMENT OF
OPERATIONS AND COMPREHENSIVE INCOME (LOSS)
Three Months Ended March 31, 2018

	SGC (Parent)	SGI (Issuer1)	Guarantor Subsidiaries	Non-Guarantor Subsidiaries	Eliminating Entries	Consolidated
Revenue	$—	$130	$387	$369	$(74)	$812
Cost of services, cost of product sales and cost of instant products (2)	—	86	118	154	(61)	297
SG&A	38	11	58	79	(14)	172
R&D	—	—	23	31	—	54
D&A	9	8	126	48	(3)	188
Restructuring and other	26	1	1	24	—	52
Operating (loss) income	(73)	24	61	33	4	49
Interest expense	—	(155)	—	—	—	(155)
Loss on debt financing transactions	—	(93)	—	—	—	(93)
Other income (expense), net	15	136	(133)	(15)	—	3
Net (loss) income before equity in income of subsidiaries and income taxes	(58)	(88)	(72)	18	4	(196)
Equity in (loss) income of subsidiaries	(84)	4	10	—	70	—
Income tax (expense) benefit	(60)	33	25	(4)	—	(6)
Net (loss) income	$(202)	$(51)	$(37)	$14	$74	$(202)

Other comprehensive income (loss)	52	(17)	22	73	(78)	52
Comprehensive income (loss)	$(150)	$(68)	$(15)	$87	$(4)	$(150)

(1) Issuer of obligations under the Subordinated Notes, the Unsecured Notes (other than the 2026 Unsecured Notes, which were not issued until March 2019) and the Secured Notes. (2) Exclusive of D&A.

SCIENTIFIC GAMES CORPORATION AND SUBSIDIARIES
SUPPLEMENTAL CONDENSED CONSOLIDATING STATEMENT OF CASH FLOWS
Three Months Ended March 31, 2019

	SGC (Parent)	SGI (Issuer1)	Guarantor Subsidiaries	Non-Guarantor Subsidiaries	Eliminating Entries	Consolidated
Net cash (used in) provided by operating activities	$(15)	$55	$63	$65	$(1)	$167
Cash flows from investing activities:
Capital expenditures	(3)	(10)	(25)	(29)	—	(67)
Distributions of capital from equity investments	—	—	—	3	—	3
Other, principally change in intercompany investing activities	—	(986)	(47)	—	1,033	—
Net cash used in investing activities	(3)	(996)	(72)	(26)	1,033	(64)
Cash flows from financing activities:
Proceeds from long-term debt, net of payments	—	955	—	(2)	—	953
Payments of debt issuance and deferred financing costs	—	(14)	—	—	—	(14)
Payments on license obligations	(7)	—	—	—	—	(7)
Sale of future revenue	—	—	11	—	—	11
Net redemptions of common stock under stock-based compensation plans and other	1	—	(2)	—	—	(1)
Other, principally change in intercompany financing activities	1,069	—	—	(36)	(1,033)	—
Net cash provided by (used in) financing activities	1,063	941	9	(38)	(1,033)	942
Effect of exchange rate changes on cash, cash equivalents and restricted cash	—	—	—	1	—	1
Increase in cash, cash equivalents and restricted cash	1,045	—	—	2	(1)	1,046
Cash, cash equivalents and restricted cash, beginning of period	74	2	44	101	(1)	220
Cash, cash equivalents and restricted cash end of period	$1,119	$2	$44	$103	$(2)	$1,266

(1) Issuer of obligations under the Subordinated Notes, the Unsecured Notes and the Secured Notes.

SCIENTIFIC GAMES CORPORATION AND SUBSIDIARIES
SUPPLEMENTAL CONDENSED CONSOLIDATING STATEMENT OF CASH FLOWS
Three Months Ended March 31, 2018

	SGC (Parent)	SGI (Issuer1)	Guarantor Subsidiaries	Non-Guarantor Subsidiaries	Eliminating Entries	Consolidated
Net cash (used in) provided by operating activities	$(32)	$(25)	$34	$55	$(2)	$30
Cash flows from investing activities:
Capital expenditures	(8)	(17)	(45)	(18)	—	(88)
Acquisitions of businesses and assets, net of cash acquired	—	—	(9)	(265)	—	(274)
Distributions of capital from equity investments	—	—	—	2	—	2
Other, principally change in intercompany investing activities	—	74	—	—	(74)	—
Net cash (used in) provided by investing activities	(8)	57	(54)	(281)	(74)	(360)
Cash flows from financing activities:
Proceeds net of payments on long-term debt	—	7	—	(2)	—	5
Repayment of assumed NYX debt	—	—	—	(288)	—	(288)
Payments of debt issuance and deferred financing costs	—	(39)	—	—	—	(39)
Payments on license obligations	(7)	—	—	—	—	(7)
Net redemptions of common stock under stock-based compensation plans and other	(15)	—	(2)	—	—	(17)
Other, principally change in intercompany financing activities	(630)	—	22	534	74	—
Net cash (used in) provided by financing activities	(652)	(32)	20	244	74	(346)
Effect of exchange rate changes on cash, cash equivalents and restricted cash	—	—	—	2	—	2
(Decrease) increase in cash, cash equivalents and restricted cash	(692)	—	—	20	(2)	(674)
Cash, cash equivalents and restricted cash, beginning of period	732	1	44	60	(3)	834
Cash, cash equivalents and restricted cash end of period	$40	$1	$44	$80	$(5)	$160

(1) Issuer of obligations under the Subordinated Notes, the Unsecured Notes (other than the 2026 Unsecured Notes, which were not issued until March 2019) and the Secured Notes.

Item 2. MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS
The following discussion is intended to enhance the reader's understanding of our operations and current business environment and should be read in conjunction with the description of our business included under Part I, Item 1 “Condensed Consolidated Financial Statements” and Part II, Item 1A “Risk Factors” in this Quarterly Report on Form 10-Q and under Part I, Item 1 “Business,” and Item 1A “Risk Factors” and Part II, Item 7 “Management’s Discussion and Analysis of Financial Condition and Results of Operations” included in our 2018 10-K.
This “Management's Discussion and Analysis of Financial Condition and Results of Operations” (“MD&A”) contains forward-looking statements within the meaning of the Private Securities Litigation Reform Act of 1995 and should be read in conjunction with the disclosures and information contained and referenced under “Forward-Looking Statements” and “Risk Factors” included in this Quarterly Report on Form 10-Q and “Risk Factors” included in our 2018 10-K. As used in this MD&A, the terms “we,” “us,” “our” and the “Company” mean Scientific Games Corporation together with its consolidated subsidiaries.

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
Recent Events

•
On March 19, 2019, we completed a private offering of $1,100 million of the 2026 Unsecured Notes. We used the net proceeds of the 2026 Unsecured Notes offering to redeem $1,000 million of our outstanding 2022 Unsecured Notes, which redemption was completed on April 4, 2019. The 2026 Unsecured Notes offering allowed us to extend the maturity of $1,000 million of our debt from 2022 to 2026 and reduce expected future cash paid for interest.

•
On May 7, 2019, we completed an initial public offering of a 17.4% minority interest in our Social gaming business, the “SciPlay IPO”, which we believe will provide greater flexibility to pursue additional growth initiatives specifically designed for our Social gaming business. SGC received $301 million in proceeds from the offering, which enables us to make substantial payments to reduce our debt.

Segments
We report our operations in four business segments - Gaming, Lottery, Social and Digital - representing our different products and services. As a result of the SciPlay IPO and starting with the first quarter of 2019, we changed the calculation of Social business segment AEBITDA, which now reflects corporate services obtained under an intercompany services agreement and certain royalties paid by the Social business segment to other segments or to Corporate under an intercompany intellectual property license agreement. Business segment information for the three months ended March 31, 2018 has been recast to reflect these changes.  See "- Business Segments Results" below and Note 3 for additional business segment information.
Foreign Exchange
Our results are impacted by changes in foreign currency exchange rates used in the translation of foreign functional currencies into USD and the remeasurement of foreign currency transactions or balances. The impact of foreign currency exchange rate fluctuations represents the difference between current rates and prior-period rates applied to current activity. Our exposure to foreign currency volatility on revenue is as follows:

	Three Months Ended
	March 31,
	2019		2018
($ in millions)	Revenue	% Consolidated Revenue	Revenue	% Consolidated Revenue
Foreign Currency:
British Pound Sterling	$85	10%	$83	10%
Euro	56	7%	54	7%
Australian Dollar	16	2%	25	3%
We also have foreign currency exposure related to certain of our equity investments, cross-currency interest rate swaps, and Euro-denominated debt. See “Risk Factors” under Item 1A and “Consolidated Results — Other Factors Affecting 2018, 2017 and 2016 Net Loss Comparability— Foreign exchange” under Item 7 in our 2018 10-K and Item 3 “Quantitative and Qualitative Disclosures about Market Risk” in this Quarterly Report on Form 10-Q.

CONSOLIDATED RESULTS

	Three Months Ended March 31,		Variance
($ in millions)	2019	2018	2019 vs. 2018
Total revenue	$837	$812	$25	3%
Total operating expenses	714	763	(49)	(6)%
Operating income	123	49	74	151%
Net loss before income taxes	(20)	(196)	176	(90)%
Net loss	$(24)	$(202)	$178	(88)%

Three Months Ended March 31, 2019 Compared to Three Months Ended March 31, 2018
Revenue

	Three Months Ended March 31,		Variance
($ in millions)	2019	2018	2019 vs. 2018
Gaming	$422	$443	$(21)	(5)%
Lottery	227	202	25	12%
Social	118	97	21	22%
Digital	70	70	—	—%
Total revenue	$837	$812	$25	3%

Gaming revenue decreased primarily due to lower gaming operations revenue coupled with lower gaming machine sales. The decrease in gaming operations was primarily due to the lower U.S. and Canadian ending installed base units coupled with lower average daily revenue for International units, while the decrease in gaming machine sales was primarily due to lower international unit sales coupled with lower average sales price per new unit.
Lottery revenue increased primarily due to higher lottery systems revenue driven by domestic equipment sales coupled with organic domestic growth.
Social revenue increased primarily due to continued growth in our mobile platform business, reflecting the ongoing popularity of Jackpot Party® Casino, MONOPOLY Slots, Bingo Showdown®, 88 Fortunes®, and Quick Hit® Slots.
Operating expenses

	Three Months Ended March 31,		Variance
($ in millions)	2019	2018	2019 vs. 2018
Operating expenses:
Cost of services	$133	$122	$11	9%
Cost of product sales	107	105	2	2%
Cost of instant products	67	70	(3)	(4)%
SG&A	186	172	14	8%
R&D	49	54	(5)	(9)%
D&A	165	188	(23)	(12)%
Restructuring and other	7	52	(45)	(87)%
Total operating expenses	$714	$763	$(49)	(6)%
Cost of revenue
Total cost of revenue increased primarily due to a $9 million increase in Social business cost of services, which is correlated with Social business revenue growth.
SG&A
The increase in SG&A is primarily due to higher Social business SG&A driven by higher marketing and player acquisition costs to support ongoing growth initiatives.
D&A
The decrease in D&A was primarily due to certain Gaming segment acquired intangible assets becoming fully depreciated during the first quarter of 2018 and a $19 million impairment charge related to assets held for sale recorded during the first quarter of 2018.
Restructuring and other
The decrease in Restructuring and other is primarily due to: (1) an $18 million non-cash fair value contingent consideration remeasurement charge in 2018 (see Note 12); (2) a $15 million legal reserve for the Shuffle Tech legal matter in 2018; and (3) $8 million in NYX related acquisition costs in 2018, with no such comparable expenses in the current-year period.
Other Factors Affecting Net Loss Comparability

	Three Months Ended March 31,		Factors Affecting Net Loss
(in millions)	2019	2018	2019 vs. 2018
Loss on debt financing transactions	$—	$(93)
Loss on debt financing transactions from our refinancing transactions consummated during the 2018 first quarter, including a $110 million premium charge associated with the redemption of the 2022 Secured Notes (see Note 11).

Gain (loss) on remeasurement of debt	5	(1)
The three-month period gain is attributable to remeasurement of the 2026 Secured Euro Notes and 2026 Unsecured Euro Notes and reflects weakening of the Euro vs. the U.S. Dollar since December 31, 2018 (1.14 exchange rate at December 31, 2018 vs. 1.13 as of March 31, 2019).

See “Business Segments Results” below for a more detailed explanation of the significant changes in our components of revenue within the individual segment results of operations.

BUSINESS SEGMENTS RESULTS

GAMING
Our Gaming business segment designs, develops, manufactures, markets and distributes a comprehensive portfolio of gaming products and services. We provide our Gaming portfolio of products and services to commercial casinos, Native

American casinos, wide-area gaming operators such as licensed betting offices (“LBOs”), arcade and bingo operators in the U.K. and continental Europe, and government agencies and their affiliated operators.
We generate Gaming revenue from both services and product sales. Our services revenue includes revenue earned from Participation gaming machines, other leased gaming machines (including VLTs and electronic table games), supplied table products and services (including Shufflers), casino management technology solutions and systems, and other services revenues. Our product sales revenue includes the sale of new and used gaming machines, electronic table games, VLTs and VGTs, casino-management technology solutions and systems, table products, PTG licensing, conversion kits (including game, hardware or operating system conversions) and spare parts. For additional information, refer to the Gaming primary business activities summary included within “Business Segment Results” under Item 7 of our 2018 10-K.

Current Year Update

We expect to continue to face pricing pressure in our Gaming business segment. We anticipate that replacement demand for gaming machines and constraints on capital spending by gaming operators will continue at current levels. We anticipate that demand for our gaming systems products and services will remain at a constant level due to several Canadian contracts and related new systems implementations anticipated to continue throughout 2019; however, timing can fluctuate based on timing of installations of the systems. We believe we have begun to stabilize the erosion in the installed base of our Participation gaming machines. During the first quarter of 2019, we deployed the Twinstar® Wave XL as an addition to our Gaming Operations platform.

Results of Operations and Key Performance Indicators for Gaming

	Three Months Ended March 31,		Variance
($ in millions)	2019	2018	2019 vs. 2018
Total revenue	$422	$443	$(21)	(5)%
Total operating expenses	329	371	(42)	(11)%
AEBITDA	215	218	(3)	(1)%

Three Months Ended March 31, 2019 Compared to Three Months Ended March 31, 2018
Revenue

	Three Months Ended March 31,		Variance
($ in millions)	2019	2018	2019 vs. 2018
Revenue:
Gaming operations	$152	$161	$(9)	(6)%
Gaming machine sales	136	145	(9)	(6)%
Gaming systems	74	75	(1)	(1)%
Table products	60	62	(2)	(3)%
Total revenue	$422	$443	$(21)	(5)%

F/X impact on revenue	$(4)	$9

KPIs:
U.S. and Canadian units(1):
Installed base at period end	32,958	35,336	(2,378)	(7)%
Average daily revenue per unit	$38.46	$38.39	$0.07	—%

International units(1):
Installed base at period end	33,950	33,075	875	3%
Average daily revenue per unit	$11.43	$12.33	$(0.9)	(7)%

Gaming machine unit sales:
U.S. and Canadian new unit shipments	4,801	4,667	134	3%
International new unit shipments	2,083	2,201	(118)	(5)%
Total new unit shipments	6,884	6,868	16	—%
Average sales price per new unit	$17,140	$17,722	$(582)	(3)%
(1) Effective the first quarter of 2019, we changed our gaming operations KPIs, which now reflect installed base and average daily revenue per unit by geography, as we believe this presentation presents gaming operations units in categories that are more similar than previous presentations and aligns more closely with how management evaluates the operating performance of the business segment.

Gaming Operations
Gaming operations revenue decreased primarily due to a 2,378-unit decrease in the ending installed base of U.S. and Canadian units coupled with a decrease in average daily revenue for International units. This decrease was partially offset by an 875-unit increase in the ending installed base for International units and an increase in the average daily revenue for U.S. and Canadian units.
Gaming Machine Sales

Gaming machine sales revenue decreased primarily due to lower international units shipments resulting from fewer casino openings and expansions during the period coupled with a decrease in the average sales price per unit, reflecting a less favorable mix of gaming machines. This decrease was partially offset by the increase in U.S. and Canadian new unit shipments, which were largely driven by the Encore Boston Harbor opening. The following table summarizes Gaming machine sales changes:

	Three Months Ended March 31,		Variance
	2019	2018	2019 vs. 2018
U.S. and Canadian unit shipments:
Replacement units	3,194	3,743	(549)	(15)%
Casino opening and expansion units	1,607	924	683	74%
Total unit shipments	4,801	4,667	134	3%

International unit shipments:
Replacement units	2,083	1,940	143	7%
Casino opening and expansion units	—	261	(261)	(100)%
Total unit shipments	2,083	2,201	(118)	(5)%
Operating Expenses
Operating expenses decreased primarily due to a $15 million decrease in cost of revenue correlated with the lower unit shipments coupled with a $27 million reduction in D&A as a result of certain acquired intangible assets becoming fully depreciated during 2018 and a $19 million assets held for sale impairment charge recorded during the first quarter of 2018.
AEBITDA
AEBITDA decreased primarily as a result of lower revenue while AEBITDA as a percentage of revenue (“AEBITDA margin”) increased by 2 percentage points as a result of a more profitable business mix and improved operating leverage.

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
Our systems-based services and product sales business provides customized computer software, software support, equipment and data communication services, and keno to lotteries. In the U.S., we typically provide the necessary point-of-sale terminals and equipment, software and maintenance services on a Participation basis under long-term contracts that typically have an initial term of at least five years. Internationally, we typically sell our point of sale terminals and/or computer software to lottery authorities and may provide ongoing fee-based systems maintenance and software support services. Refer to the Lottery primary business activities summary included within “Business Segment Results” under Item 7 of our 2018 10-K.
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

On March 4, 2019, we won a 10-year sports betting joint-venture contract to be the primary supplier and service provider to Turkey, Europe’s largest state-sponsored sports betting market and among the top three in the world in sales.

Results of Operations and Key Performance Indicators for Lottery

	Three Months Ended March 31,		Variance
($ in millions)	2019	2018	2019 vs. 2018
Total revenue	$227	$202	$25	12%
Total operating expenses	158	141	17	12%
AEBITDA	104	94	10	11%

Three Months Ended March 31, 2019 Compared to Three Months Ended March 31, 2018

Revenue

	Three Months Ended March 31,		Variance
($ in millions)	2019	2018	2019 vs. 2018
Revenue:
Instant products	$140	$150	$(10)	(7)%
Lottery systems	87	52	35	67%
Total revenue	$227	$202	$25	12%

F/X impact on revenue	$(2)	$3

Primary factors driving the revenue increase were a $35 million increase in lottery systems revenue driven by domestic equipment sales coupled with organic domestic growth, partially offset by a $10 million decrease in instant product revenue, primarily driven by lower domestic revenue as a result of a change in the mix shipment volumes among our contract types.
Operating Expenses
Operating expenses increased primarily due to higher cost of revenue on hardware sales, which drove the revenue increase.
AEBITDA
AEBITDA increased primarily due to higher revenue (as described above), and AEBITDA margin decreased by 1 percentage point as a result of the lower margin on hardware sales.
SOCIAL
In our Social business, we generate substantially all of our revenue from the sale of virtual coins, chips and bingo cards, which players can use to play slot, table games or bingo games (i.e., spin in the case of slot games, bet in the case of table games and use of bingo cards in the case of bingo games). The games are primarily our WMS®, Bally®, Barcrest®, SHFL®, Dragonplay® and Bingo Showdown branded games. We offer both third-party branded games and original content. Substantially all of our Social revenue is comprised of B2C transactions.
Our apps include Jackpot Party Casino, Gold Fish® Casino, Quick Hit Slots, Hot Shot Casino®, Bingo Showdown, 88 Fortunes, and MONOPOLY Slots on various platforms which include, Facebook, Apple, Google, and Amazon.
Current Year Update
We continue to pursue our multi-product strategy in our Social gaming business. On May 7, 2019, we completed an initial public offering of a 17.4% minority interest in our Social gaming business (see Business Overview section and Note 1).

Results of Operations and Key Performance Indicators for Social

	Three Months Ended March 31,		Variance
($ in millions)	2019	2018	2019 vs. 2018
Total revenue	$118	$97	$21	22%
Operating expenses	98	100	(2)	(2)%
AEBITDA	25	23	2	9%

Three Months Ended March 31, 2019 Compared to Three Months Ended March 31, 2018

Revenue

	Three Months Ended March 31,		Variance
($ in millions)	2019	2018	2019 vs. 2018
Revenue:
Mobile	$97	$73	$24	33%
Web and other	21	24	(3)	(13)%
Total revenue	$118	$97	$21	22%

KPIs:
Social gaming:
Mobile Penetration(1)	82%	75%	7pp	nm
Average MAU(2)	8.4	8.1	0.3	4%
Average DAU(3)	2.7	2.6	0.1	4%
ARPDAU(4)	$0.48	$0.42	$0.06	14%
nm = not meaningful.
pp = percentage points.
(1) Mobile penetration is defined as the percentage of B2C social gaming revenue generated from mobile platforms.
(2) MAU = Monthly Active Users is a count of visitors to our sites during a month. An individual who plays two different games or from two different devices may, in certain circumstances, be counted twice. However, we use third-party data to limit the occurrence of double counting.
(3) DAU = Daily Active Users is a count of visitors to our sites during a day. An individual who plays two different games or from two different devices may, in certain circumstances, be counted twice. However, we use third-party data to limit the occurrence of double counting.
(4) ARPDAU = Average revenue per DAU is calculated by dividing revenue for a period by the DAU for the period by the number of days for the period.

Mobile platform revenue increased primarily due to Jackpot Party Casino, MONOPOLY Slots, Bingo Showdown, 88 Fortunes, and Quick Hit Slots, which collectively represented substantially all of the revenue increase. Web platform and other revenue decreased due to a decline in player levels as a result of player preferences causing a continued migration to mobile platforms
Operating Expenses
Operating expenses decreased primarily due to lower contingent consideration remeasurement charges recorded in 2019 ($18 million was recorded in the first quarter of 2018), partially offset by higher cost of revenue correlated with the revenue growth, coupled with higher marketing and player acquisition costs to support ongoing growth initiatives.
AEBITDA
AEBITDA increased primarily due to continued growth in revenue partially offset by higher SG&A as described above. AEBITDA margin declined by 2 percentage points primarily due to higher marketing and player acquisition costs described above.

DIGITAL

Our Digital segment provides a comprehensive suite of digital gaming and sports betting solutions and services, including digital RMG and sports wagering solutions, distribution platforms, content, products and services. A portion of our

Digital revenue consists of professional services related to highly customizable software design, development, licensing, maintenance and support services, which are derived from a comprehensive suite of technology solutions. These technology solutions allow our customers to operate sports books, which can offer sport (or non-sport) events and betting markets across both fixed-odds and pari-mutuel betting styles. We also provide the Open Platform System which offers a wide range of reporting and administrative functions and tools providing operators full control over all areas of digital gaming operations. Additionally, we derive revenue from our content aggregation platforms, including Open Gaming System (OGS), remote gaming servers, SG Universe® platform and various other platforms, which can deliver a wide spectrum of internally developed and branded casino-style games and popular third-party provider casino-style games to gaming operators. Generally, we host the play of our game content on our centrally-located servers that are integrated with the online casino operators’ websites.

Current Year Update

•	In January 2019, New Zealand Racing Board launched a sportsbook with our OpenBet platform.

•	In April 2019, we announced a partnership with Wynn Resorts to support their launch of both iGaming and sports in the U.S.

Results of Operations for Digital

	Three Months Ended March 31,		Variance
($ in millions)	2019	2018	2019 vs. 2018
Total revenue	$70	$70	$—	—%
Operating expenses	78	74	4	5%
AEBITDA	13	17	(4)	(24)%

Three Months Ended March 31, 2019 Compared to Three Months Ended March 31, 2018

Revenue

	Three Months Ended March 31,		Variance
($ in millions)	2019	2018	2019 vs. 2018
Revenue:
Sports and platform	$30	$26	$4	15%
Gaming and other	40	44	(4)	(9)%
Total revenue	$70	$70	$—	—%

F/X impact on revenue	$(4)	$2

KPIs:
Gaming - Key Performance Indicators:
Wagers processed through OGS (in billions)	$8.9	$8.9	$—	—%

Operating Expenses and AEBITDA
The increase in operating expenses is due to higher cost of revenue from third-party platforms coupled with higher D&A from platforms and enhancements developed in 2018. AEBITDA and AEBITDA margin decreased primarily due to the prior year including the sale of certain intellectual property.

RECENTLY ISSUED ACCOUNTING GUIDANCE
For a description of recently issued accounting pronouncements, see Note 1.

CRITICAL ACCOUNTING ESTIMATES
For a description of our policies regarding our critical accounting estimates, see “Critical Accounting Estimates” in “Item 7. Management's Discussion and Analysis of Financial Condition and Results of Operations” included in our 2018 10-K.
Other than our update to the Digital business segment reporting units described in Note 8, there have been no significant changes in our critical accounting estimate policies or the application or the results of the application of those policies to our condensed consolidated financial statements from those presented in “Item 7. Management's Discussion and Analysis of Financial Condition and Results of Operations” included in our 2018 10-K.

LIQUIDITY, CAPITAL RESOURCES AND WORKING CAPITAL
Sources of Liquidity
As of March 31, 2019, our principal sources of liquidity, other than cash flows provided by operating activities, were cash and cash equivalents and amounts available under our revolving credit facility discussed below under “Credit Agreement and Other Debt.”
On March 19, 2019, we completed a private offering of $1,100 million of the 2026 Unsecured Notes at an issue price of 100.000%. We used the net proceeds of the 2026 Unsecured Notes offering to redeem $1,000 million of our outstanding 2022 Unsecured Notes and pay accrued and unpaid interest thereon plus any related premiums, fees and costs, which redemption was completed on April 4, 2019, and pay related fees and expenses of the 2026 Unsecured Notes offering.
Cash and Available Revolver Capacity

	As of
($ in millions)	March 31, 2019	December 31, 2018
Cash and cash equivalents(1)	$1,213	$168
Revolver capacity	621	621
Revolver capacity drawn or committed to letters of credit	(215)	(350)
Total	$1,619	$439
(1) Includes $1,084 million that was used for the 2022 Unsecured Notes redemption on April 4, 2019.
The amount of our available cash and cash equivalents fluctuates principally based on borrowings or repayments under our credit facilities, investments, acquisitions and changes in our working capital position. The amount of our cash and cash equivalents as of March 31, 2019 includes $1,084 million of cash that was used to complete the redemption of $1,000 million of 2022 Unsecured Notes and pay accrued and unpaid interest thereon plus any related premiums, fees and costs on April 4, 2019. The borrowing capacity under our revolving credit facility will depend on the amount of outstanding borrowings and letters of credit issued and on us remaining in compliance with the covenants under our credit agreement, including a maintenance covenant based on consolidated net first lien leverage. We were in compliance with the covenants under our credit agreement as of March 31, 2019.
We believe that our cash flow from operations, available cash and cash equivalents and available borrowing capacity under our existing financing arrangements will be sufficient to meet our liquidity needs for the foreseeable future; however, we cannot assure that this will be the case. We believe that substantially all cash held outside the U.S. is free from legal encumbrances or similar restrictions that would prevent it from being available to meet our global liquidity needs.
Total cash held by our foreign subsidiaries was $87 million and $92 million as of March 31, 2019 and December 31, 2018, respectively.
Our Gaming operations and Lottery systems businesses generally require significant upfront capital expenditures, and we may need to incur additional capital expenditures in order to retain or win new contracts. Our ability to make payments on and to refinance our indebtedness and other obligations depends on our ability to generate cash in the future. We may also, from time to time, repurchase or otherwise retire or refinance our debt, through our subsidiaries or otherwise. In the event we pursue significant acquisitions or other expansion opportunities, we may need to raise additional capital. If we do not have adequate liquidity to support these activities, we may be unable to obtain financing for these cash needs on favorable terms or at all. For additional information regarding our cash needs and related risks, see Item 1A “Risk Factors” in our 2018 10-K.
In addition, Lottery customers in the U.S. generally require service providers to provide performance bonds in connection with the relevant contract. As of March 31, 2019 our outstanding performance bonds totaled $237 million. Our ability to obtain performance bonds on commercially reasonable terms is subject to our financial condition and to prevailing market conditions, which may be impacted by economic and political events. Although we have not experienced difficulty in obtaining such bonds to date, we cannot assure that we will continue to be able to obtain performance bonds on commercially reasonable terms, or at all. For additional information regarding our surety or performance bonds in connection with our contracts, see Item 1A “Risk Factors” in our 2018 10-K.

As described in Note 1, on May 7, 2019, our subsidiary SciPlay Corporation (“SciPlay”) completed an initial public offering of a 17.4% minority interest in our Social gaming business. SGC received $301 million in proceeds from the offering, which enables us to make substantial payments to reduce our debt. We currently do not expect the Social gaming business to declare or pay any cash dividends, other than tax distributions and certain cash distributions related to the impact of taxes pursuant to a tax receivable agreement. If the Social gaming business discontinues the payment of, or is unable to pay, such distributions to us, this will reduce our available liquidity. Furthermore, the terms of indebtedness incurred by the Social gaming business may, and the terms of the SciPlay Revolver will, limit the ability of the Social gaming business to pay dividends or make other distributions to us, or to amend the agreements between the Social gaming business and us and our other subsidiaries. In 2018, the amount of dividends declared and paid by the Social gaming business to Bally Gaming, Inc., a wholly owned subsidiary of SGC, was $77 million. No such dividends have been declared or paid by our Social gaming business during the first quarter of 2019.

The consummation of the offering resulted in a 17.4% reduction of our economic interest in the Social gaming business, and as a result, we will only benefit from a portion of any profits and growth of that business, and from a portion of any dividends and other distributions from that business.
Three Months Ended March 31, 2019 Compared to Three Months Ended March 31, 2018

Cash Flow Summary

	Three Months Ended March 31,		Variance
($ in millions)	2019	2018	2019 vs. 2018
Net cash provided by operating activities	$167	$30	$137
Net cash used in investing activities	(64)	(360)	296
Net cash provided by (used in) financing activities	942	(346)	1,288
Effect of exchange rates on cash, cash equivalents and restricted cash	1	2	(1)
Increase (decrease) in cash, cash equivalents and restricted cash	$1,046	$(674)	$1,720
Cash flows from operating activities

	Three Months Ended March 31,		Variance
($ in millions)	2019	2018	2019 vs. 2018
Net loss	$(24)	$(202)	$178
Adjustments to reconcile net loss to cash flows from operations	179	309	(130)
Changes in working capital accounts	6	(78)	84
Changes in deferred income taxes and other	6	1	5
Net cash provided by operating activities increased primarily due to favorable changes in working capital accounts coupled with a lower net loss. The changes in our working capital accounts for the three months ended March 31, 2019 were primarily driven by a $66 million favorable change in interest payable, which was partially offset by changes in other working capital accounts, primarily accounts receivable and accounts payable.
Cash flows from investing activities
Net cash used in investing activities decreased primarily due to 2018 business acquisitions with no comparable activities in 2019 coupled with lower capital expenditures. Capital expenditures are composed of investments in systems, equipment and other assets related to contracts, property and equipment, intangible assets and software.
Cash flows from financing activities

Net cash provided by financing activities increased primarily due to the private offering of $1,100 million of 2026 Unsecured Notes during the first quarter of 2019, lower debt issuance and deferred financing costs and lower revolving credit facility payments.
Credit Agreement and Other Debt
For additional information regarding our credit agreement and other debt, interest rate risk and interest rate hedging instruments, see Notes 1, 16 and 17 and Item 7A “Quantitative and Qualitative Disclosures About Market Risk” in our 2018 10-K, as well as Note 11 in this Quarterly Report on Form 10-Q.
Off-Balance Sheet Arrangements
As of March 31, 2019, we did not have any significant off-balance sheet arrangements.
Contractual Obligations
Other than: (i) the private offering of $1,100 million of 2026 Unsecured Notes described in Note 11, there have been no material changes to our contractual obligations disclosed under Item 7 “Management’s Discussion and Analysis of Financial Condition and Results of Operations — Liquidity, Capital Resources and Working Capital — Contractual Obligations” in our 2018 10-K.
Item 3. Quantitative and Qualitative Disclosures about Market Risk
Market risk is the risk of loss arising from adverse changes in market rates and prices, such as interest rates, foreign exchange rates and commodity prices. The following are our primary exposures to market risks:

Interest Rate Risk

As of March 31, 2019, the face value of long term debt was $10,120 million, including $4,323 million of variable-rate obligations. Assuming a constant outstanding balance for our variable-rate long term debt, a hypothetical 1% change in interest rates would decrease/increase interest expense by approximately $43 million. All of our interest rate sensitive financial instruments are held for purposes other than trading purposes.

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

Cross-Currency Interest Rate Swaps

In connection with the February 2018 Refinancing (see Note 16 in our 2018 Form 10-K), we entered into certain cross-currency interest rate swap agreements to achieve more attractive interest rates by effectively converting $460 million of our fixed-rate U.S. Dollar-denominated 2025 Secured Notes, including the semi-annual interest payments through October 2023, to a fixed-rate Euro-denominated debt, with a fixed annual weighted interest rate of approximately 2.946%. We have designated these cross-currency interest rate swap agreements as a net investment hedge of our investments in certain of our international subsidiaries that use the Euro as their functional currency in order to reduce the volatility in our operating results caused by the changes in foreign currency exchange rates of the Euro with respect to the U.S. Dollar.

As of March 31, 2019, if these cross-currency interest rate swap agreements were ineffective, the fluctuations in the exchange rates between the Euro and the U.S. Dollar would impact the amount of U.S. Dollars that we would require to settle the Euro-denominated debt at maturity of these agreements. A hypothetical 10% change in the U.S. Dollar in comparison to the Euro exchange rate upon inception of the cross-currency interest rate swap would have increased/decreased our obligation to cash settle the exchanged principal portion in U.S. Dollars by approximately $46 million.

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

Fluctuations in the exchange rates between the Euro and the U.S. Dollar will impact the amount of U.S. Dollars that we will require to settle the 2026 Secured Euro Notes and 2026 Unsecured Euro Notes at maturity. A hypothetical 10% change in U.S. Dollar in comparison to the Euro as of March 31, 2019, would have increased/decreased our obligation to cash settle the principal portion of the 2026 Secured and Unsecured Euro Notes in U.S. Dollars by approximately $65 million.

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

During the first quarter of 2019, we implemented changes to our internal controls to address the adoption of ASC 842, including controls to enable the preparation of financial information.
Except as noted above, there were no changes in our internal control over financial reporting during the quarter ended March 31, 2019 that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

PART II.  OTHER INFORMATION
Item 1. Legal Proceedings
For a description of our legal proceedings, see Note 16 in this Quarterly Report on Form 10-Q and Note 22 in our 2018 10-K.
Item 1A. Risk Factors
There have been no material changes in our risk factors from those disclosed under Item 1A “Risk Factors” included in our 2018 10-K.
Item 2. Unregistered Sales of Equity Securities and Use of Proceeds
There was no stock repurchase activity during the three months ended March 31, 2019.

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

4.1
Indenture, dated as of March 19, 2019, among Scientific Games International, Inc., as issuer, Scientific Games Corporation and the other guarantors party thereto, and Deutsche Bank Trust Company Americas, as trustee, relating to the 8.250% Senior Unsecured Notes due 2026 (incorporated by reference to Exhibit 4.1 to Scientific Games Corporation’s Current Report on Form 8-K filed on March 19, 2019).

10.1
Amended and Restated Employment Agreement, dated as of January 1, 2019, by and between Scientific Games Corporation and Patrick J. McHugh (incorporated by reference to Exhibit 10.55 to Scientific Games Corporation’s Annual Report on Form 10-K filed on February 28, 2019).*

10.2
Amendment to Consulting Agreement, dated as of January 11, 2019 (effective as of January 1, 2019), by and between Scientific Games Corporation and Richard Haddrill (incorporated by reference to Exhibit 10.48 to Scientific Games Corporation’s Annual Report on Form 10-K filed on February 28, 2019).*

10.3
Amendment to Employment Agreement, dated as of February 21, 2019 (effective as of February 25, 2019), by and between Scientific Games Corporation and Michael Winterscheidt (incorporated by reference to Exhibit 10.56 to Scientific Games Corporation’s Annual Report on Form 10-K filed on February 28, 2019).*

10.4	Second Amendment to Consulting Agreement, dated as of April 29, 2019, by and between Scientific Games Corporation and Richard Haddrill.*(†)

31.1	Certification of the Chief Executive Officer of Scientific Games Corporation pursuant to Rule 13a-14(a), as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002. (†)

31.2	Certification of the Chief Financial Officer of Scientific Games Corporation pursuant to Rule 13a-14(a), as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002. (†)

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

SCIENTIFIC GAMES CORPORATION
(Registrant)

		By:	/s/ Michael A. Quartieri
		Name:	Michael A. Quartieri
		Title:	Executive Vice President, Chief Financial Officer, Treasurer and Corporate Secretary

		By:	/s/ Michael F. Winterscheidt
		Name:	Michael F. Winterscheidt
		Title:	Senior Vice President and Chief Accounting Officer
Dated:	May 7, 2019