Form 10-Q
period 2019-06-30
SCIENTIFIC GAMES CORP
filed 2019-08-02
CIK 750004

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549
FORM 10-Q

☒ QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended June 30, 2019

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
If an emerging growth company, indicate by check mark if the registrant has elected not to use the extended transition period for complying with any new or revised financial accounting standards provided pursuant to Section 13(a) of the Exchange Act.  ☐
Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act). Yes ☐ No ☒
The registrant has the following number of shares outstanding of each of the registrant’s classes of common stock as of July 30, 2019:
Common Stock: 93,143,095

SCIENTIFIC GAMES CORPORATION AND SUBSIDIARIES
INDEX TO FINANCIAL INFORMATION
AND OTHER INFORMATION
THREE AND SIX MONTHS ENDED JUNE 30, 2019

Glossary of Terms
The following terms or acronyms used in this Quarterly Report on Form 10-Q are defined below:
Term or Acronym	Definition
2018 10-K	2018 Annual Report on Form 10-K filed with the SEC on February 28, 2019
2020 Notes	6.250% senior subordinated notes due 2020 issued by SGI
2021 Notes	6.625% senior subordinated notes due 2021 issued by SGI
2022 Secured Notes	7.000% senior secured notes due 2022 issued by SGI
2022 Unsecured Notes	10.000% senior unsecured notes due 2022 issued by SGI
2025 Secured Notes	5.000% senior secured notes due 2025 issued by SGI
2026 Secured Euro Notes	3.375% senior secured notes due 2026 issued by SGI
2026 Unsecured Euro Notes	5.500% senior unsecured notes due 2026 issued by SGI
2026 Unsecured Notes	8.250% senior unsecured notes due 2026 issued by SGI
AEBITDA	Adjusted EBITDA, our performance measure of profit or loss for our business segments (see Note 3)
ASC	Accounting Standards Codification
ASU	Accounting Standards Update
B2C	business to consumer model
D&A	depreciation, amortization and impairments (excluding goodwill)
FASB	Financial Accounting Standards Board
Guarantor Subsidiaries	substantially all of SGC’s 100%-owned U.S. subsidiaries other than SGC’s 82% stake in SciPlay
LNS	Lotterie Nazionali S.r.l.
Non-Guarantor Subsidiaries	SGC’s U.S. subsidiaries that are not Guarantor Subsidiaries and SGC’s foreign subsidiaries
Note	a note in the Notes to Condensed Consolidated Financial Statements in this Quarterly Report on Form 10-Q, unless otherwise indicated
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

POS	percentage of retail sales
PTG	proprietary table games
R&D	research and development
RFP	request for proposal
RMG	real-money gaming
RSU	restricted stock unit
SciPlay	SciPlay Corporation, formerly referred to as our Social business segment
SEC	Securities and Exchange Commission
Secured Notes	refers to the 2022 Secured Notes, 2025 Secured Notes, and 2026 Secured Euro Notes, collectively
SG&A	selling, general and administrative
SGC	Scientific Games Corporation
SGI	Scientific Games International, Inc., a wholly-owned subsidiary of SGC
Shufflers	various models of automatic card shufflers, deck checkers and roulette chip sorters
Subordinated Notes	refers to the 2020 Notes and 2021 Notes, collectively
Unsecured Notes	refers to the 2022 Unsecured Notes, 2026 Unsecured Euro Notes and 2026 Unsecured Notes, collectively
U.S. GAAP	accounting principles generally accepted in the U.S.
VGT	video gaming terminal
VLT	video lottery terminal
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

•	legislative interpretation and enforcement, regulatory perception and regulatory risks with respect to gaming, especially internet wagering, social gaming and sports wagering;

•	reliance on technological blocking systems;

•	expectations of shift to regulated online gaming or sports wagering;

•	expectations of growth in total consumer spending on social casino gaming;

•	SciPlay’s dependence on certain key providers;

•	inability to win, retain or renew, or unfavorable revisions of, existing contracts, and the inability to enter into new contracts;

•	protection of our intellectual property, inability to license third-party intellectual property and the intellectual property rights of others;

•	security and integrity of our products and systems;

•	reliance on or failures in information technology and other systems;

•	security breaches and cyber-attacks, challenges or disruptions relating to the implementation of a new global enterprise resource planning system;

•	failure to maintain adequate internal control over financial reporting;

•	natural events that disrupt our operations or those of our customers, suppliers or regulators;

•	inability to benefit from, and risks associated with, strategic equity investments and relationships;

•
risks related to the initial public offering of a minority interest in our Social gaming business via the SciPlay initial public offering, including the possibility that the anticipated benefits of the initial public offering are not realized;

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

PART I. FINANCIAL INFORMATION

Item 1. Condensed Consolidated Financial Statements
SCIENTIFIC GAMES CORPORATION AND SUBSIDIARIES
CONSOLIDATED STATEMENTS OF OPERATIONS
(Unaudited, in millions, except per share amounts)

	Three Months Ended		Six Months Ended
	June 30,		June 30,
	2019	2018	2019	2018
Revenue:
Services	$457	$438	$916	$876
Product sales	238	257	476	481
Instant products	150	150	290	300
Total revenue	845	845	1,682	1,657
Operating expenses:
Cost of services(1)	135	124	268	246
Cost of product sales(1)	111	121	218	226
Cost of instant products(1)	75	71	142	141
Selling, general and administrative	174	174	360	346
Research and development	46	49	95	103
Depreciation, amortization and impairments	170	173	335	361
Restructuring and other	6	34	13	86
Operating income	128	99	251	148
Other (expense) income:
Interest expense	(147)	(146)	(301)	(301)
Earnings from equity investments	7	5	13	12
Loss on debt financing transactions	(60)	—	(60)	(93)
(Loss) gain on remeasurement of debt	(3)	34	2	33
Other income (expense), net	7	2	7	(1)
Total other expense, net	(196)	(105)	(339)	(350)
Net loss before income taxes	(68)	(6)	(88)	(202)
Income tax expense	(7)	—	(11)	(6)
Net loss	(75)	(6)	(99)	(208)
Less: Net income attributable to noncontrolling interest	2	—	2	—
Net loss attributable to SGC	$(77)	$(6)	$(101)	$(208)
Basic and diluted net loss attributable to SGC per share:
Basic	$(0.83)	$(0.06)	$(1.09)	$(2.29)
Diluted	$(0.83)	$(0.06)	$(1.09)	$(2.29)

Weighted average number of shares used in per share calculations:
Basic shares	93	91	93	91
Diluted shares	93	91	93	91
(1) Excludes D&A.
See accompanying notes to condensed consolidated financial statements.

SCIENTIFIC GAMES CORPORATION AND SUBSIDIARIES
CONSOLIDATED STATEMENTS OF COMPREHENSIVE LOSS
(Unaudited, in millions)

	Three Months Ended		Six Months Ended
	June 30,		June 30,
	2019	2018	2019	2018
Net loss	$(75)	$(6)	$(99)	$(208)
Other comprehensive loss:
Foreign currency translation (loss) gain, net of tax	(39)	(88)	16	(37)
Pension and post-retirement (loss) gain, net of tax	(1)	1	—	—
Derivative financial instruments unrealized (loss) gain, net of tax	(11)	4	(16)	6
Total comprehensive loss	(126)	(89)	(99)	(239)
Less: comprehensive income attributable to noncontrolling interest	2	—	2	—
Comprehensive loss attributable to SGC	$(128)	$(89)	$(101)	$(239)

SCIENTIFIC GAMES CORPORATION AND SUBSIDIARIES
CONSOLIDATED BALANCE SHEETS
(Unaudited, in millions, except par value)

	June 30, 2019	December 31, 2018
ASSETS
Current assets:
Cash and cash equivalents	$369	$168
Restricted cash	44	39
Accounts receivable, net	616	599
Notes receivable, net	120	114
Inventories	238	216
Prepaid expenses, deposits and other current assets	198	233
Total current assets	1,585	1,369
Non-current assets:
Restricted cash	12	13
Notes receivable, net	42	40
Property and equipment, net	532	547
Operating lease right-of-use assets	113	—
Goodwill	3,279	3,280
Intangible assets, net	1,660	1,809
Software, net	265	285
Equity investments	273	298
Other assets	171	77
Total assets	$7,932	$7,718

LIABILITIES AND STOCKHOLDERS’ DEFICIT
Current liabilities:
Current portion of long-term debt	$45	$45
Accounts payable	201	225
Accrued liabilities	487	477
Total current liabilities	733	747
Deferred income taxes	108	108
Operating lease liabilities	95	—
Other long-term liabilities	312	334
Long-term debt, excluding current portion	8,802	8,992
Total liabilities	10,050	10,181
Commitments and contingencies (see Note 16)
Stockholders’ deficit:
Common stock, par value $0.001 per share: 199 shares authorized; 110 and 109 shares issued and 93 and 92 shares outstanding, respectively	1	1
Additional paid-in capital	1,187	835
Accumulated loss	(2,925)	(2,824)
Treasury stock, at cost, 17 shares	(175)	(175)
Accumulated other comprehensive loss	(300)	(300)
Total SGC stockholders’ deficit	(2,212)	(2,463)
Noncontrolling interest	94	—
Total stockholders’ deficit	(2,118)	(2,463)
Total liabilities and stockholders’ deficit	$7,932	$7,718
See accompanying notes to condensed consolidated financial statements.

SCIENTIFIC GAMES CORPORATION AND SUBSIDIARIES
CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS
(Unaudited, in millions)

	Six Months Ended
	June 30,
	2019	2018
Cash flows from operating activities:
Net loss	$(99)	$(208)
Adjustments to reconcile net loss to cash provided by operating activities	440	482
Changes in working capital accounts, net of effects of acquisitions	(86)	(138)
Changes in deferred income taxes and other	7	(4)
Net cash provided by operating activities	262	132
Cash flows from investing activities:
Capital expenditures	(132)	(200)
Acquisitions of businesses and assets, net of cash acquired	—	(274)
Distributions of capital from equity investments	18	23
Additions to equity method investments	(1)	(75)
Net cash used in investing activities	(115)	(526)
Cash flows from financing activities:
Borrowings under revolving credit facility	40	185
Repayments under revolving credit facility	(320)	(380)
Proceeds from issuance of senior notes and term loans	1,100	2,512
Repayment of senior notes and term loans (inclusive of redemption premium)	(1,050)	(2,210)
Repayment of assumed NYX debt	—	(288)
Payments on long-term debt	(23)	(14)
Payments of debt issuance and deferred financing costs	(15)	(39)
Payments on license obligations	(13)	(14)
Sale of future revenue	11	—
Net proceeds from the sale of SciPlay common stock	342	—
Payments of deferred SciPlay common stock offering costs	(8)	—
Net redemptions of common stock under stock-based compensation plans and other	(7)	(21)
Net cash provided by (used in) financing activities	57	(269)
Effect of exchange rate changes on cash, cash equivalents and restricted cash	1	(3)
Increase (decrease) in cash, cash equivalents and restricted cash	205	(666)
Cash, cash equivalents and restricted cash, beginning of period	220	834
Cash, cash equivalents and restricted cash, end of period	$425	$168

Supplemental cash flow information:
Cash paid for interest	$270	$366
Income taxes paid	18	15
Distributed earnings from equity investments	22	19
Supplemental non-cash transactions:
Non-cash rollover and refinancing of Term loans	$—	$3,275
Non-cash interest expense	13	12
NYX non-cash consideration transferred (including 2017 acquisition of ordinary shares)	—	93
See accompanying notes to condensed consolidated financial statements.

SCIENTIFIC GAMES CORPORATION AND SUBSIDIARIES
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(Unaudited, amounts in USD, table amounts in millions, except per share amounts)

(1) Description of the Business and Summary of Significant Accounting Policies
Description of the Business
We are a leading developer of technology-based products and services and associated content for the worldwide gaming, lottery, social and digital gaming industries. Our portfolio of revenue-generating activities primarily includes supplying gaming machines and game content, casino-management systems and table game products and services to licensed gaming entities; providing instant and draw-based lottery products, lottery systems and lottery content and services to lottery operators; providing social casino solutions to retail consumers; and providing a comprehensive suite of digital RMG and sports wagering solutions, distribution platforms, content, products and services. We report our operations in four business segments—Gaming, Lottery, SciPlay (formerly referred to as our Social business segment) and Digital.
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
In the opinion of SGC and its management, we have made all adjustments necessary to present fairly our consolidated financial position, results of operations and comprehensive income (loss) and cash flows for the periods presented. Such adjustments are of a normal, recurring nature. These unaudited condensed consolidated financial statements should be read in conjunction with the consolidated financial statements and related notes included in our 2018 10-K. Interim results of operations are not necessarily indicative of results of operations to be expected for a full year.
SciPlay Initial Public Offering and Noncontrolling Interest

On May 7, 2019, SciPlay completed an initial public offering (“IPO”) for an 18.0% minority interest in our Social gaming business, after giving effect to the underwriters’ partial exercise of their over-allotment option on June 4, 2019. SciPlay has two classes of common stock - Class A common stock, which is traded on The NASDAQ Global Select Market under the symbol “SCPL,” and Class B common stock. On all matters submitted to a vote of SciPlay stockholders, Class B common stock entitles SGC to ten votes per share (for so long as the number of shares of SciPlay common stock beneficially owned by SGC represents at least 10% of SciPlay’s outstanding shares of common stock and, thereafter, one vote per share), and SciPlay Class A common stock entitles its owners to one vote per share. As of June 30, 2019, SGC owned all of the outstanding Class B common stock, which represents approximately 82.0% of SciPlay’s total outstanding shares of common stock and approximately 97.9% of the combined voting power of both classes of SciPlay’s outstanding common stock. Accordingly, SGC continues to control shares representing a majority of the combined voting power in SciPlay and continues to have a controlling financial interest in and consolidate SciPlay, (formerly referred to as our Social business segment) subsequent to the IPO.
The corporate structure of the above transaction is commonly referred to as an “Up‑C” structure, which is often used by partnerships and limited liability companies when they undertake an initial public offering of their business. The Up‑C structure allows us to continue to realize tax benefits associated with owning interests in an entity that is treated as a partnership, or “pass-through” entity, for income tax purposes following the IPO. We continue to maintain a full valuation allowance on certain of our U.S. net deferred tax assets, and we continue to monitor and assess positive and negative evidence with respect to our ability to realize our deferred tax assets.
In connection with the SciPlay IPO we also entered into the following transactions:

•
A tax receivable agreement (“TRA”), which provides for the payment by SciPlay to SGC of 85% of the amount of tax benefits, if any, that SciPlay actually realizes (or in some circumstances is deemed to realize) as a result of (i) increases in the tax basis of assets of SciPlay Parent Company, LLC (“SciPlay Parent LLC”) (a) in connection with the SciPlay IPO, (b) resulting from any redemptions or exchanges of membership interests of SciPlay Parent LLC pursuant to the SciPlay Parent LLC Operating Agreement or (c) resulting from certain distributions (or deemed distributions) by SciPlay Parent LLC and (ii) certain other tax benefits related to SciPlay’s making of payments under the TRA.

•
An Intercompany Services Agreement, under which SGC provides to SciPlay certain corporate level general and administrative services, including but not limited to, finance, corporate development, human resources, legal (which could include liability related to litigation awards related to SciPlay), information technology and rental fees for shared assets. These expenses will be charged to SciPlay and settled in cash.

•
An intellectual property license agreement (“IP License Agreement”), pursuant to which SciPlay acquired the following licenses from a restricted subsidiary of SGC for a one-time payment of $255 million: (i) an exclusive (subject to certain limited exceptions), perpetual, non-royalty bearing license to use intellectual property created or acquired by Bally Gaming, Inc. (“Bally Gaming”) or its affiliates on or before the third anniversary of the date of the IP License Agreement (the date of the IP License Agreement, the “Effective Date”), in any of the Covered Games (defined as any of SciPlay’s currently available or future social games that are developed for mobile platforms, social media platforms, internet platforms or other interactive platforms and distributed solely via digital delivery); (ii) an exclusive (subject to certain limited exceptions and payment of royalties owed to third-party licensors for SciPlay’s use of third-party licensed property) license to use third-party intellectual property licensed to Bally Gaming or its affiliates on or before the third anniversary of the Effective Date, to the extent permitted to be sublicensed to SciPlay, in any of the Covered Games; (iii) a non-exclusive, perpetual, non-royalty bearing license to use intellectual property created or acquired by Bally Gaming or its affiliates after the third anniversary of the Effective Date, but only in SciPlay’s currently available games; and (iv) a non-exclusive license to use third-party intellectual property licensed to Bally Gaming or its affiliates after the third anniversary of the Effective Date, to the extent permitted to be sublicensed to SciPlay, but only in SciPlay’s currently available games.

As a result of the IP License Agreement described above, SciPlay is no longer required to pay to Bally Gaming future royalties and or fees for use of intellectual property owned by Bally Gaming or its affiliates for SciPlay’s currently available games. Accordingly, and commencing with the effectiveness of the IP License Agreement as of May 7, 2019, our Gaming business segment AEBITDA no longer benefited from these charges, while our SciPlay business segment AEBITDA increased proportionately. The total amount of such IP charges for the three and six months ended June 30, 2019 were $3 million and $10 million, respectively, and for the three and six months ended June 30, 2018 were $6 million and $13 million, respectively. The total amount of such IP charges for the years ended December 31, 2018 and 2017 were $26 million and $24 million, respectively.

•	SciPlay Holding Company, LLC (“SciPlay Holding”), a subsidiary of SciPlay, entered into a $150 million revolving credit agreement (the “SciPlay Revolver”) that matures in May 2024 (see Note 11).
As a result of these transactions, we received $312 million in net proceeds from the offering (net of $30 million used by SciPlay to pay the Offering fees and balance retained for general corporate purposes), which enables us to make substantial payments to reduce our debt.
The noncontrolling interest share of equity in SciPlay is reflected as a component of the noncontrolling interest in the accompanying consolidated balance sheets and was $94 million as of June 30, 2019.

Significant Accounting Policies
There have been no changes to our significant accounting policies described within the Notes of our 2018 10-K other than adoption of ASC 842 described in Note 15.
Computation of Basic and Diluted Net Loss Per Share
Basic and diluted net loss per share were the same for all periods presented as all common stock equivalents would be anti-dilutive. We excluded 2 million of stock options from the diluted weighted-average common shares outstanding for the three and six months ended June 30, 2019 and 3 million of stock options from the diluted weighted-average common shares outstanding for the three and six months ended June 30, 2018. We excluded 3 million of RSUs from the calculation of diluted weighted-average common shares outstanding for both the three and six months ended June 30, 2019 and 2018.
New Accounting Guidance - Recently Adopted
The FASB issued ASU No. 2016-02, Leases (Topic 842) in 2016. ASU 2016-02 combined with all subsequent amendments (collectively, “ASC 842”) requires balance sheet recognition for all leases with a lease term greater than one year to be recorded as a lease liability (on a discounted basis) with a corresponding right-of-use asset. This guidance also expands the required quantitative and qualitative disclosures for lease arrangements and gives rise to other changes impacting certain aspects of lessee and lessor accounting. We adopted ASC 842 as of January 1, 2019 using the optional transition method provided by ASU 2018-11, and applied both the lessee package of practical expedients and the available lessor practical expedients. During the first quarter of 2019, the FASB issued ASU 2019-01, Leases (Topic 842) to amend ASU 2016-02. This amendment exempts both lessees and lessors from having to provide certain prior year interim disclosure information in the fiscal year in which a company adopts the new leases standard. We have provided the related transition disclosures as of the beginning of 2019 in accordance with ASU 2019-1. See our 2018 10-K Note 1 for the impact on our consolidated financial statements and Note 15 in this Quarterly Report for our lease accounting policy and the impact of our adoption of ASC 842.
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
We do not expect that any other recently issued accounting guidance will have a significant effect on our consolidated financial statements.

(2) Revenue Recognition

The following table disaggregates revenues by type within each of our business segments:

	Three Months Ended June 30,		Six Months Ended June 30,
	2019	2018	2019	2018
Gaming
Gaming operations	$150	$160	$302	$321
Gaming machine sales	148	168	284	313
Gaming systems	67	84	141	159
Table products	62	59	122	121
Total	$427	$471	$849	$914

Lottery
Instant products	$150	$150	$290	$300
Lottery systems	81	57	168	109
Total	$231	$207	$458	$409

SciPlay
Mobile	$98	$77	$195	$149
Web and other	20	23	41	48
Total	$118	$100	$236	$197

Digital
Sports and platform	$26	$20	$56	$46
Gaming and other	43	47	83	91
Total	$69	$67	$139	$137

The amount of rental income revenue that is outside the scope of ASC 606 was $95 million and $191 million for the three and six months ended June 30, 2019, respectively, and $69 million and $136 million for the three and six months ended June 30, 2018, respectively.

Contract Liabilities and Other Disclosures

The following table summarizes the activity in our contract liabilities for the reporting period:

Six Months Ended June 30,
2019
Contract liability balance, beginning of period(1)	$97
Liabilities recognized during the period	33
Amounts recognized in revenue from beginning balance	(30)
Contract liability balance, end of period(1)	$100
(1) Contract liabilities are included within Accrued liabilities and Other long-term liabilities in our June 30, 2019 consolidated balance sheet.

The timing of revenue recognition, billings and cash collections results in billed receivables, unbilled receivables (contract assets), and customer advances and deposits (contract liabilities) on our consolidated balance sheets. Other than contracts with customers with financing arrangements exceeding 12 months, revenue recognition is generally proximal to conversion to cash, except for Lottery instant products sold under POS contracts. Revenue is recognized for such contracts upon delivery to our customers, while conversion to cash is based on the retail sale of the underlying ticket to end consumers. As a result, for such contracts revenue recognition under ASC 606 does not approximate conversion to cash. Total revenue recognized under such contracts for the three and six months ended June 30, 2019 was $26 million and $49 million, respectively, and was $24 million and $58 million for the three and six months ended June 30, 2018, respectively. The following table summarizes our receivables and contract asset balances for the periods indicated (other than contract liabilities disclosed above):

	Receivables	Contract Assets(1)
Beginning of period balance	$753	$114
End of period balance, June 30, 2019	778	114
(1) Contract assets are included primarily within Prepaid expenses, deposits and other current assets in our June 30, 2019 consolidated balance sheet.

As of June 30, 2019, we did not have material unsatisfied performance obligations for contracts expected to be long-term or contracts for which we recognize revenue at an amount other than for which we have the right to invoice for goods or services delivered or performed.

(3) Business Segments
We report our operations in four business segments—Gaming, Lottery, SciPlay (formerly referred to as our Social business segment) and Digital—representing our different products and services. A detailed discussion regarding the products and services from which each reportable business segment derives its revenue is included in Notes 2 and 3 in our 2018 10-K.
In evaluating financial performance, our Chief Operating Decision Maker focuses on AEBITDA as management’s segment measure of profit or loss, which is described in Note 3 in our 2018 10-K. As a result of the IPO of a minority interest in our Social gaming business, which was completed on May 7, 2019, we now refer to our Social business segment as our SciPlay business segment, and we also changed our calculation of SciPlay business segment AEBITDA beginning with the first quarter of 2019. SciPlay business segment AEBITDA now reflects intercompany charges settled in cash for corporate services and certain royalties paid for by our SciPlay business segment to other segments or to Corporate (included in the “Unallocated and Reconciling Items” column in the tables below). Business segment information for the three and six months ended June 30, 2018 has been recast to reflect these changes. Additionally, see Note 1 for a description of the IP License Agreement executed in conjunction with the SciPlay IPO that impacts our Gaming business segment and SciPlay business segment AEBITDA commencing with the effectiveness of the IP License Agreement as of May 7, 2019. The accounting policies of our business segments are the same as those described within the Notes in our 2018 10-K. The following tables present our segment information:

	Three Months Ended June 30, 2019
	Gaming	Lottery	SciPlay	Digital	Unallocated and Reconciling Items(1)	Total
Total revenue	$427	$231	$118	$69	$—	$845
AEBITDA(2)	215	103	33	12	(28)	$335
Reconciling items to consolidated net loss before income taxes:
D&A	(114)	(20)	(2)	(19)	(15)	(170)
Restructuring and other	(2)	(1)	(1)	(1)	(1)	(6)
EBITDA from equity investments					(18)	(18)
Earnings from equity investments					7	7
Interest expense					(147)	(147)
Loss on debt refinancing transactions					(60)	(60)
Loss on remeasurement of debt					(3)	(3)
Other income, net					4	4
Stock-based compensation					(10)	(10)
Net loss before income taxes						$(68)
(1) Includes amounts not allocated to the business segments (including corporate costs) and reconciling items to reconcile the total business segments AEBITDA to our consolidated net loss before income taxes.

(2) Gaming AEBITDA decreased and SciPlay AEBITDA increased compared to prior periods as the IP charges are no longer being allocated to SciPlay per the IP License Agreement discussed in Note 1. The three months ended June 30, 2019 includes $3 million in intellectual property royalties paid by the SciPlay business segment, which were terminated as of May 7, 2019 in connection with the IP License Agreement described in Note 1. The IP charges for the three months ended June 30, 2018 were $6 million.

	Three Months Ended June 30, 2018
	Gaming	Lottery	SciPlay	Digital	Unallocated and Reconciling Items(1)	Total
Total revenue	$471	$207	$100	$67	$—	$845
AEBITDA	236	99	23	13	(31)	$340
Reconciling items to consolidated net loss before income taxes:
D&A	(121)	(14)	(6)	(17)	(15)	(173)
Restructuring and other	(2)	3	(1)	(4)	(30)	(34)
EBITDA from equity investments					(16)	(16)
Earnings from equity investments					5	5
Interest expense					(146)	(146)
Gain on remeasurement of debt					34	34
Other expense, net					(1)	(1)
Stock-based compensation					(15)	(15)
Net loss before income taxes						$(6)
(1) Includes amounts not allocated to the business segments (including corporate costs) and reconciling items to reconcile the total business segments AEBITDA to our consolidated net loss before income taxes.

	Six Months Ended June 30, 2019
	Gaming	Lottery	SciPlay	Digital	Unallocated and Reconciling Items(1)	Total
Total revenue	$849	$458	$236	$139	$—	$1,682
AEBITDA(2)	430	207	58	25	(57)	$663
Reconciling items to consolidated net loss before income taxes:
D&A	(226)	(39)	(4)	(38)	(28)	(335)
Restructuring and other	(4)	(1)	(2)	(4)	(2)	(13)
EBITDA from equity investments					(35)	(35)
Earnings from equity investments					13	13
Interest expense					(301)	(301)
Loss on debt refinancing transactions					(60)	(60)
Gain on remeasurement of debt					2	2
Other income, net					2	2
Stock-based compensation					(24)	(24)
Net loss before income taxes						$(88)
(1) Includes amounts not allocated to the business segments (including corporate costs) and reconciling items to reconcile the total business segments AEBITDA to our consolidated net loss before income taxes.

(2) Gaming AEBITDA decreased and SciPlay AEBITDA increased compared to prior periods as the IP charges are no longer being allocated to SciPlay per the IP License Agreement discussed in Note 1. The six months ended June 30, 2019 includes $10 million in intellectual property royalties paid by the SciPlay business segment, which were terminated as of May 7, 2019 in connection with the IP License Agreement described in Note 1. The IP charges for the six months ended June 30, 2018 were $13 million.

	Six Months Ended June 30, 2018
	Gaming	Lottery	SciPlay	Digital	Unallocated and Reconciling Items(1)	Total
Total revenue	$914	$409	$197	$137	$—	$1,657
AEBITDA	454	193	46	30	(63)	$660
Reconciling items to consolidated net loss before income taxes:
D&A	(260)	(28)	(13)	(33)	(27)	(361)
Restructuring and other	(3)	2	(19)	(10)	(56)	(86)
EBITDA from equity investments					(35)	(35)
Earnings from equity investments					12	12
Interest expense					(301)	(301)
Loss on debt financing transactions					(93)	(93)
Gain on remeasurement of debt					33	33
Other expense, net					(7)	(7)
Stock-based compensation					(24)	(24)
Net loss before income taxes						$(202)
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

(4) Restructuring and other
Restructuring and other includes charges or expenses attributable to: (i) employee severance; (ii) management restructuring and related costs; (iii) restructuring and integration; (iv) cost savings initiatives; (v) major litigation; and (vi) acquisition costs and other unusual items. The following table summarizes pre-tax restructuring and other costs for the periods presented:

	Three Months Ended June 30,		Six Months Ended June 30,
	2019	2018	2019	2018
Employee severance(1)	$2	$16	$5	$21
Acquisitions and related costs	—	—	—	8
Contingent consideration adjustment	2	—	2	18
Legal and related	—	10	—	26
Restructuring, integration and other	2	8	6	13
Total	$6	$34	$13	$86
(1) Includes employee severance and termination costs associated with restructuring and integration activities.

(5) Accounts and Notes Receivable and Credit Quality of Receivables
Accounts and Notes Receivable

The following table summarizes the components of current and long-term accounts and notes receivable, net:

	June 30, 2019	December 31, 2018
Current:
Accounts receivable	$629	$615
Notes receivable	143	138
Allowance for doubtful accounts and notes	(36)	(40)
Current accounts and notes receivable, net	$736	$713
Long-term:
Notes receivable, net of allowance	42	40
Total accounts and notes receivable, net	$778	$753

Credit Quality of Receivables
The interest rates on our outstanding receivables bearing interest ranged from 3% to 10% at June 30, 2019 and December 31, 2018.
We have certain concentrations of outstanding accounts and notes receivable in international locations that impact our assessment of the credit quality of those receivables. We monitor the macroeconomic and political environment in each of these locations in our assessment of the credit quality of our receivables. We have not identified changes in the aforementioned factors during the six months ended June 30, 2019 that require a reassessment of our receivable balances. The international locations with significant concentrations (generally deemed to be exceeding 10%) of our notes receivable are as follows:

•
Mexico - Our notes receivable, net, from certain customers in Mexico at June 30, 2019 was $25 million. We collected $16 million of outstanding receivables from these customers during the six months ended June 30, 2019.

•
Peru - Our notes receivable, net, from certain customers in Peru at June 30, 2019 was $13 million. We collected $4 million of outstanding receivables from these customers during the six months ended June 30, 2019.

•
Argentina - Our notes receivable, net, from customers in Argentina at June 30, 2019 was $22 million denominated in USD. Our customers are required to, and have continued to, pay us in pesos at the spot exchange rate on the date of payment. We collected $9 million of outstanding receivables from customers in Argentina during the six months ended June 30, 2019.

In addition to the macroeconomic and political factors noted above, we also evaluated recent payments, receivables aging, any additional security or collateral we had (bills of exchange, pledge agreements, etc.) and other facts and circumstances relevant to our customers’ ability to pay.
The following summarizes the components of total notes receivable, net:

	June 30, 2019	Balances over 90 days past due	December 31, 2018	Balances over 90 days past due
Notes receivable:
Domestic	$71	$12	$55	$6
International	114	23	123	25
Total notes receivable	185	35	178	31

Notes receivable allowance
Domestic	(5)	(5)	(6)	(6)
International	(18)	(18)	(18)	(18)
Total notes receivable allowance	(23)	(23)	(24)	(24)
Notes receivable, net	$162	$12	$154	$7

At June 30, 2019, 7% of our total notes receivable, net, was past due by over 90 days, compared to 4% at December 31, 2018.

We evaluate our exposure to credit loss on notes receivable on both a collective and individual basis. In addition, we evaluate such notes receivable on a geographic basis and take into account any other factors (such as general economic conditions, other macroeconomic considerations, etc.) that could impact our collectability of notes receivable individually or in the aggregate. Accordingly, notes receivable may be evaluated under multiple methodologies, and the resulting allowance is not determined based on one specific methodology taking all factors into consideration. The activity in our allowance for notes receivable for each of the six month periods ended June 30, 2019 and 2018 is as follows:

	Six Months Ended June 30,
	2019	2018
Beginning allowance for notes receivable	$(24)	$(21)
Provision	(3)	(3)
Charge-offs and recoveries	4	1
Ending allowance for notes receivable	$(23)	$(23)

The fair value of notes receivable is estimated by discounting expected future cash flows using current interest rates at which similar loans would be made to borrowers with similar credit ratings and remaining maturities. As of June 30, 2019 and December 31, 2018, the fair value of notes receivable, net, approximated the carrying value due to contractual terms of notes receivable generally being under 24 months.

(6) Inventories
Inventories consisted of the following as of the dates presented below:

	June 30, 2019	December 31, 2018
Parts and work-in-process	$146	$131
Finished goods	92	85
Total inventories	$238	$216

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

(7) Property and Equipment, net

Property and equipment, net consisted of the following:

	June 30, 2019	December 31, 2018
Land	$20	$15
Buildings and leasehold improvements	152	128
Gaming and lottery machinery and equipment	1,034	1,041
Furniture and fixtures	29	27
Construction in progress	21	17
Other property and equipment	251	240
Less: accumulated depreciation	(975)	(921)
Total property and equipment, net	$532	$547

Depreciation expense is excluded from Cost of services, Cost of product sales, Cost of instant products and Other operating expenses and is separately presented within D&A.

	Three Months Ended		Six Months Ended
	June 30,		June 30,
	2019	2018	2019	2018(1)
Depreciation expense	$64	$55	$122	$127
(1) Includes assets held for sale impairment charges of $19 million.

During the second quarter of 2019, we reclassified the assets held for sale to assets held and used at the carrying amount of $27 million (reflecting an impairment charge of approximately $9 million recorded during the second quarter of 2019) due to the assets no longer meeting assets held for sale criteria.

(8) Intangible Assets, net and Goodwill
Intangible Assets, net
The following tables present certain information regarding our intangible assets as of June 30, 2019 and December 31, 2018.

	June 30, 2019			December 31, 2018
	Gross Carrying Value	Accumulated Amortization	Net Balance	Gross Carrying Value	Accumulated Amortization	Net Balance
Amortizable intangible assets:
Customer relationships	$1,084	$(341)	$743	$1,084	$(299)	$785
Intellectual property	931	(512)	419	931	(453)	478
Licenses	547	(291)	256	546	(253)	293
Brand names	123	(65)	58	123	(59)	64
Trade names	107	(27)	80	108	(23)	85
Patents and other	24	(14)	10	23	(13)	10
	2,816	(1,250)	1,566	2,815	(1,100)	1,715
Non-amortizable intangible assets:
Trade names	96	(2)	94	96	(2)	94
Total intangible assets	$2,912	$(1,252)	$1,660	$2,911	$(1,102)	$1,809

The following reflects intangible amortization expense included within D&A:

	Three Months Ended		Six Months Ended
	June 30,		June 30,
	2019	2018	2019	2018
Amortization expense	$75	$76	$152	$153

Goodwill
In conjunction with integrating our recent Digital acquisitions, the implementation of ERP systems in the Digital segment and recent management changes, during the first quarter of 2019, in our Digital business segment, we reviewed our Digital operating segment in accordance with ASC 350 to determine if additional reporting units exist based on the availability of discrete financial information that is regularly reviewed by segment management. We determined that in our Digital operating segment we now have two reporting units: (1) Digital sports and platform and (2) Digital gaming and other. The change in the Digital business segment reporting units resulted in the allocation of the previous Digital reporting unit goodwill balance as follows: $230 million to the new Digital sports and platform reporting unit and $134 million to the new Digital gaming and other reporting unit, which allocation was determined based on the relative fair value approach prescribed by ASC 350. As a result of this change we now have ten reporting units: Instant Products, U.S. Lottery Systems, International Lottery Systems, SG Gaming, legacy U.K. Gaming, Casino Management Systems, Table Products, SciPlay, Digital sports and platform and Digital gaming and other.

The table below reconciles the change in the carrying value of goodwill by business segment for the period from

December 31, 2018 to June 30, 2019.

Goodwill	Gaming	Lottery	SciPlay	Digital	Totals
Balance as of December 31, 2018	$2,449	$352	$115	$364	$3,280
Foreign currency adjustments	—	(1)	—	—	(1)
Balance as of June 30, 2019	$2,449	$351	$115	$364	$3,279

(9) Software, net
Software, net consisted of the following:

	June 30, 2019	December 31, 2018
Software	$1,146	$1,101
Accumulated amortization	(881)	(816)
Software, net	$265	$285

The following reflects amortization of software included within D&A:

	Three Months Ended		Six Months Ended
	June 30,		June 30,
	2019	2018	2019	2018
Amortization expense	$31	$42	$61	$81

(10) Equity Investments
Equity investments totaled $273 million and $298 million as of June 30, 2019 and December 31, 2018, respectively. We received distributions and dividends totaling $40 million and $42 million during the six months ended June 30, 2019 and 2018, respectively, primarily related to our LNS equity investment.

(11) Long-Term and Other Debt
2026 Unsecured Notes

On March 19, 2019, SGI issued $1,100 million in aggregate principal amount of its new 2026 Unsecured Notes at an issue price of 100.000% in a private offering. We used the net proceeds of the 2026 Unsecured Notes offering to redeem $1,000 million of our outstanding 2022 Unsecured Notes and pay accrued and unpaid interest thereon plus related premiums, fees, and costs, which redemption was completed on April 4, 2019, and paid related fees and expenses of the 2026 Unsecured Notes offering.
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
The 2026 Unsecured Notes are senior unsecured obligations of SGI, rank equally to all SGI’s existing and future senior debt and rank senior to all of SGI’s existing and future senior subordinated debt. The 2026 Unsecured Notes are guaranteed on a senior unsecured basis by SGC and all of its wholly owned U.S. subsidiaries (other than SGI, the unrestricted business entities comprising our SciPlay business segment and certain immaterial subsidiaries). The 2026 Unsecured Notes are structurally subordinated to all of the liabilities of our non-guarantor subsidiaries.
In connection with the 2026 Unsecured Notes offering, we reflected $16 million in financing costs presented primarily as a reduction to long-term debt.
SciPlay Revolver
SciPlay Holding, a subsidiary of SciPlay, entered into the SciPlay Revolver, a $150 million revolving credit agreement that matures in May 2024, by and among SciPlay Holding, as the borrower, SciPlay Parent LLC, as a guarantor, the subsidiary guarantors party thereto (which are all domestic entities that comprise our SciPlay business segment), the lenders party thereto and Bank of America, N.A., as administrative agent and collateral agent. The interest rate is either Adjusted LIBOR (as defined in the SciPlay Revolver) plus 2.250% (with one 0.250% leverage-based step-down to the margin and one 0.250% leverage-based step-up to the margin) or ABR (as defined in the SciPlay Revolver) plus 1.250% (with one 0.250% leverage-based step-down to the margin and one 0.250% leverage-based step-up to the margin) at the option of SciPlay Holding. SciPlay Holding is required to pay to the lenders a commitment fee of 0.500% per annum on the average daily unused portion of the revolving commitments through maturity, which fee varies based on the total net leverage ratio and is subject to a floor of 0.375%. The SciPlay Revolver provides for up to $15 million in letter of credit issuances, which requires customary issuance and administration fees, and a fronting fee of 0.125%.
The SciPlay Revolver contains covenants that, among other things, restricts SciPlay’s ability to incur additional indebtedness; incur liens; sell, transfer or dispose of property and assets; invest; make dividends or distributions or other restricted payments; and engage in affiliate transactions, with the exception of certain payments under the TRA and payments in respect of certain tax distributions and intercompany services under the SciPlay Parent LLC Operating Agreement.

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

Outstanding Debt and Finance Leases
The following table reflects our outstanding debt:

	As of
	June 30, 2019					December 31, 2018
	Final Maturity	Rate(s)	Face value	Unamortized debt discount/premium and deferred financing costs, net	Book value	Book value
Senior Secured Credit Facilities:
Revolver	2020	variable	$45	$—	$45	$325
Term Loan B-5	2024	variable	4,122	(66)	4,056	4,071
SciPlay Revolver	2024	variable	—	—	—	—
Senior Notes:
2025 Secured Notes(2)	2025	5.000%	1,250	(16)	1,234	1,233
2026 Secured Euro Notes(3)	2026	3.375%	370	(5)	365	367
2022 Unsecured Notes	2022	10.000%	1,200	(11)	1,189	2,176
2026 Unsecured Euro Notes(3)	2026	5.500%	285	(4)	281	282
2026 Unsecured Notes	2026	8.250%	1,100	(15)	1,085	—
Subordinated Notes:
2020 Notes	2020	6.250%	244	(1)	243	242
2021 Notes	2021	6.625%	341	(3)	338	337
Finance lease obligations as of June 30, 2019 payable monthly through 2019 and other(4)	2019	3.900%	11	—	11	4
Total long-term debt outstanding			$8,968	$(121)	$8,847	$9,037
Less: current portion of long-term debt					(45)	(45)
Long-term debt, excluding current portion					$8,802	$8,992
Fair value of debt(1)			$9,066

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
(3) We designated a portion of our 2026 Secured Euro Notes as a net investment non-derivative hedge of our investments in certain of our international subsidiaries that use the Euro as their functional currency in order to reduce the volatility in our operating results caused by the change in foreign currency exchange rates of the Euro relative to the U.S. Dollar (see Note 12 for additional information). The total change in the face value of the 2026 Secured Euro Notes and 2026 Unsecured Euro Notes due to changes in foreign currency exchange rates since the issuance was a reduction of $58 million, of which a $3 million loss and a $2 million gain were recognized on remeasurement of debt in the Consolidated Statements of Operations for the three and six months ended June 30, 2019, respectively.
(4) Includes $10 million related to certain revenue transactions presented as debt in accordance with ASC 470.

We were in compliance with the financial covenants under all debt agreements as of June 30, 2019.
For additional information regarding the terms of our credit agreements, Secured Notes, Unsecured Notes and Subordinated Notes, see Note 16 in our 2018 10-K.
Loss on Debt Financing Transactions

The following are components of the loss on debt financing transactions resulting from debt extinguishment and modification accounting for the three and six months ended June 30, 2019 and 2018:

	Three Months Ended June 30,		Six Months Ended June 30,
	2019	2018	2019	2018
Repayment and cancellation of principal balance at premium	$50	$—	$50	$110
Unamortized debt (premium) discount and deferred financing costs, net	10	—	10	(30)
Third party debt issuance fees	—	—	—	13
Total loss on debt financing transactions	$60	$—	$60	$93

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
Derivative Financial Instruments
We record derivative financial instruments on the balance sheet at their respective fair values. As of June 30, 2019, we held the following derivative instruments that were accounted for pursuant to ASC 815:
Interest Rate Swap Contracts
We currently use interest rate swap contracts as described below to mitigate gains or losses associated with the change in expected cash flows due to fluctuations in interest rates on our variable rate debt.
In February 2018, we entered into interest rate swap contracts to hedge a portion of our interest expense associated with our variable rate debt to effectively fix the interest rate that we pay. These interest rate swap contracts are designated as cash flow hedges under ASC 815. We pay interest at a weighted-average fixed rate of 2.4418% and receive interest at a variable rate equal to one-month LIBOR. The total notional amount of interest rate swaps outstanding was $800 million as of June 30, 2019. These hedges mature in February 2022.
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
The following table shows the gains (loss) and interest expense recognized on our interest rate swap contracts:

	Three Months Ended		Six Months Ended
	June 30,		June 30,
	2019	2018	2019	2018
(Loss) gain recorded in accumulated other comprehensive loss, net of tax	$(11)	$4	$(16)	$6
Interest expense recorded related to interest rate swap contracts	—	1	—	2

We do not expect to reclassify material amounts from Accumulated other comprehensive income (loss) to interest expense in the next twelve months.
The following table shows the effect of interest rate swap contracts designated as cash flow hedges on the consolidated statements of operations:

	Three Months Ended June 30,		Six Months Ended June 30,
	2019	2018	2019	2018
	Interest expense		Interest expense
Total interest expense which reflects the effects of cash flow hedges	$(147)	$(146)	$(301)	$(301)
Hedged item	(5)	(5)	(10)	(7)
Derivative designated as hedging instrument	5	4	10	5

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
We use the spot method to measure the effectiveness of our net investment hedge. Under this method, for each reporting period, the change in the fair value of the $460 million cross-currency interest rate swaps is reported in foreign currency translation gain (loss) in Accumulated other comprehensive income (loss). The cross-currency basis spread (along with other components of the cross-currency swap’s fair value excluded from the spot method effectiveness assessment) are amortized and recorded to interest expense. We evaluate the effectiveness of our net investment hedge at the beginning of each quarter.
The following table shows the fair value of our hedges:

	Balance Sheet Line Item	June 30, 2019	December 31, 2018
Interest rate swaps (1)(3)	Other liabilities	$17	$—
Cross-currency interest rate swaps (2)(3)	Other assets	29	18
(1) Losses of $11 million and $17 million for the three and six months ended June 30, 2019, respectively, are reflected in Derivative financial instrument unrealized (loss) gain in Other comprehensive loss.

(2) Loss of $5 million and gain of $11 million for the three and six months ended June 30, 2019, respectively, are reflected in Foreign currency translation gain (loss) in Other comprehensive loss.
(3) Inputs used to measure the fair value of our interest rate swap contracts are categorized as Level 2 in the fair value hierarchy.

Net Investment Non-derivative Hedge - 2026 Secured Euro Notes

We designated $270 million of our 2026 Secured Euro Notes as a net investment non-derivative hedge of our investments in certain of our international subsidiaries that use the Euro as their functional currency in order to reduce the volatility in our results caused by the changes in foreign currency exchange rates of the Euro relative to the U.S. Dollar.
We use the spot method to measure the effectiveness of our net investment non-derivative hedge. Under this method, for each reporting period, the change in the hedged portion of the carrying value of the 2026 Secured Euro Notes due to remeasurement is reported in Foreign currency translation gain (loss) in Other comprehensive loss, and the remaining remeasurement change is recognized in Gain (loss) on remeasurement of debt in our consolidated statements of operations. We evaluate the effectiveness of our net investment non-derivative hedge at the beginning of each quarter, and the inputs used to measure the fair value of this non-derivative hedge are categorized as Level 2 in the fair value hierarchy.
Contingent Consideration Liabilities
In connection with our 2017 acquisitions, we have recorded certain contingent consideration liabilities, of which the values are primarily based on reaching certain earnings-based metrics. The related liabilities were recorded at fair value on the acquisition date as part of the consideration transferred and are remeasured each reporting period. The inputs used to measure the fair value of our liabilities are categorized as Level 3 in the fair value hierarchy.
Contingent consideration liabilities as of June 30, 2019 are $22 million of which $10 million is included in Accrued liabilities with the remainder included in Other long-term liabilities. Contingent consideration liabilities as of December 31, 2018 were $45 million of which $22 million was included in Accrued liabilities with the remainder included in Other long-term liabilities.
We did not have assets and liabilities measured at fair value on a non-recurring basis as of June 30, 2019 other than disclosed in Note 7.

(13) Stockholders’ Deficit
Changes in Stockholders’ Deficit
The following tables present certain information regarding our stockholders’ deficit as of June 30, 2019 and June 30, 2018:

	Common Stock	Additional Paid in Capital	Accumulated Loss	Treasury Stock	Accumulated Other Comprehensive Loss	Noncontrolling Interest	Total
January 1, 2019	$1	$835	$(2,824)	$(175)	$(300)	$—	$(2,463)
Net proceeds of common stock in connection with stock options and RSUs	—	2	—	—	—	—	2
Stock-based compensation	—	11	—	—	—	—	11
Net loss	—	—	(24)	—	—	—	(24)
Other comprehensive income	—	—	—	—	51	—	51
March 31, 2019	$1	$848	$(2,848)	$(175)	$(249)	$—	$(2,423)
Net proceeds of common stock in connection with stock options and RSUs and other	—	2	—	—	—		2
Sale of SciPlay common stock and related transactions	—	328	—	—	—	91	419
Stock-based compensation	—	9	—	—	—	1	10
Net loss	—	—	(77)	—	—	2	(75)
Other comprehensive loss	—	—	—	—	(51)	—	(51)
June 30, 2019	$1	$1,187	$(2,925)	$(175)	$(300)	$94	$(2,118)

	Common Stock	Additional Paid in Capital	Accumulated Loss	Treasury Stock	Accumulated Other Comprehensive Loss	Total
January 1, 2018	$1	$808	$(2,461)	$(175)	$(200)	$(2,027)
Net proceeds of common stock in connection with stock options and RSUs	—	(15)	—	—	—	(15)
Stock-based compensation	—	7	—	—	—	7
Net loss	—	—	(202)	—	—	(202)
Adoption impact of ASC 606	—	—	(11)	—	—	(11)
Other Comprehensive income	—	—	—	—	52	52
March 31, 2018	$1	$800	$(2,674)	$(175)	$(148)	$(2,196)
Net proceeds of common stock in connection with stock options and RSUs	—	2	—	—	—	2
Stock-based compensation	—	15	—	—	—	15
Net loss	—	—	(6)	—	—	(6)
Other Comprehensive loss	—	—	—	—	(83)	(83)
June 30, 2018	$1	$817	$(2,680)	$(175)	$(231)	$(2,268)

SciPlay Stock Based Compensation
During the second quarter of 2019, SciPlay adopted the SciPlay Long-Term Incentive Plan (“SciPlay LTIP”). The SciPlay LTIP authorizes the issuance of up to 6.5 million shares of SciPlay’s Class A common stock to be granted in connection with awards of incentive and nonqualified stock options, restricted stock and stock units, stock appreciation rights and performance-based awards. As of June 30, 2019, there were 3.4 million of total time-based and performance-based SciPlay restricted stock units issued with an average grant price of $16.00 per share.

The following reflects total stock-based compensation expense recognized under all programs:

	Three Months Ended		Six Months Ended
	June 30,		June 30,
	2019	2018	2019	2018
Related to SGC stock options	$1	$7	$3	$8
Related to SGC RSUs	5	8	17	16
Related to SciPlay RSUs	4	—	4	—
Total	$10	$15	$24	$24

(14) Income Taxes
We consider new evidence (both positive and negative) at each reporting date that could affect our view of the future realization of deferred tax assets. Based upon the evaluation of all available evidence, and considering the projected U.S. pre-tax losses for 2019, we maintain a valuation allowance for certain of our U.S. operations as of June 30, 2019. We maintained other valuation allowances for certain non-U.S. jurisdictions with cumulative losses.

The effective income tax rates for the three and six months ended June 30, 2019 were (10)% and (13)%, respectively, and 0% and (3%) for the three and six months ended June 30, 2018, respectively, and were determined using an estimated annual effective tax rate after considering any discrete items for such periods. Due to the aforementioned valuation allowance against certain U.S. net deferred tax assets, the effective tax rates for the three and six months ended June 30, 2019 and 2018 do not include the benefits of the U.S. tax losses, and we recorded an overall tax expense in both periods due to foreign pre-tax earnings. The change in the effective tax rates relates primarily to the overall mix of income in our foreign jurisdictions.

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

Our total operating lease expenses for the three and six months ended June 30, 2019 were $10 million and $19 million, respectively, and were $8 million and $15 million for the three and six months ended June 30, 2018, respectively. The total amount of variable and short term lease payments were immaterial for all periods presented.

Supplemental balance sheet and cash flow information related to operating leases is as follows:

June 30, 2019
Operating lease right-of-use assets	$113
Accrued liabilities	26
Operating lease liabilities	95
Total operating lease liabilities	$121
Right-of-use assets obtained in exchange for lease obligations:
Operating leases	$5
Cash paid for amounts included in the measurement of lease liabilities:
Operating cash flows from operating leases for the six months period	$17
Weighted average remaining lease term, years	6
Weighted average discount rate	5%

Lease liability maturities:

	Remainder of 2019	2020	2021	2022	2023	Thereafter	Less Imputed Interest	Total
Operating leases	$16	$30	$25	$19	$16	$34	$(19)	$121

As of June 30, 2019, we did not have material additional operating leases that have not yet commenced.

(16) Litigation
We are involved in various routine and other specific legal proceedings, including the following which are described in Note 22 within our 2018 10-K: Colombia litigation, SNAI litigation, Washington State Matter, and the Raqqa Matter. There have been no material changes to these matters since the 2018 10-K was filed with the SEC, except as described below.
We record an accrual for legal contingencies when it is both probable that a liability has been incurred and the amount or range of the loss can be reasonably estimated (although, as discussed below, there may be an exposure to loss in excess of the accrued liability). We evaluate our accruals for legal contingencies at least quarterly and, as appropriate, establish new accruals or adjust existing accruals to reflect (1) the facts and circumstances known to us at the time, including information regarding negotiations, settlements, rulings and other relevant events and developments, (2) the advice and analyses of counsel and (3) the assumptions and judgment of management. Legal costs associated with our legal proceedings are expensed as incurred. We had accrued liabilities of $3 million and $4 million for all of our legal matters that were contingencies as of June 30, 2019 and December 31, 2018, respectively.
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
TCS John Huxley Matter
On March 15, 2019, TCS John Huxley America, Inc., TCS John Huxley Europe Ltd., TCS John Huxley Asia Ltd., and Taiwan Fulgent Enterprise Co., Ltd. brought a civil action in the United States District Court for the Northern District of Illinois against SGC, Bally Technologies, Inc. and Bally Gaming, Inc. In the complaint, the plaintiffs assert federal antitrust claims arising from the defendants’ procurement of particular U.S. and South African patents. The plaintiffs allege that the defendants used those patents to create an allegedly illegal monopoly in the market for automatic card shufflers sold to regulated casinos in the United States. On April 10, 2019, the defendants filed a motion to dismiss the plaintiffs’ complaint with prejudice. On April 25, 2019, the district court denied the defendants’ motion to dismiss without prejudice pursuant to the court’s local rules, after the plaintiffs advised that they intended to file an amended complaint. The plaintiffs filed their amended complaint on May 3, 2019, and on May 22, 2019, the defendants filed a motion to dismiss the plaintiffs’ amended complaint with prejudice, which has not yet been ruled upon by the district court. We are currently unable to determine the likelihood of an outcome or estimate a range of reasonably possible loss.
For additional information regarding our pending litigation matters, see Note 22 in our 2018 10-K.

(17) Financial Information for Guarantor Subsidiaries and Non-Guarantor Subsidiaries
We conduct substantially all of our business through our U.S. and foreign subsidiaries. As of June 30, 2019, SGI’s obligations under the Secured Notes (other than the 2022 Secured Notes, which were redeemed in March 2018), the Unsecured Notes and the Subordinated Notes were fully and unconditionally and jointly and severally guaranteed by SGC and the Guarantor Subsidiaries other than SGI, and certain immaterial subsidiaries of SGC. The guarantees of our Secured Notes (other than the 2022 Secured Notes, which were redeemed in March 2018), Unsecured Notes and Subordinated Notes will terminate under the following customary circumstances: (1) the sale or disposition of the capital stock of the guarantor (including by consolidation or merger of the guarantor into another person); (2) the liquidation or dissolution of the guarantor; (3) the defeasance or satisfaction and discharge of the notes; (4) the release of the guarantor from any guarantees of indebtedness of SGC and SGI; and (5) the proper designation of the guarantor as an unrestricted subsidiary pursuant to the indenture governing the respective notes.
Presented below is condensed consolidating financial information for (1) SGC, (2) SGI, (3) the Guarantor Subsidiaries and (4) the Non-Guarantor Subsidiaries as of June 30, 2019 and December 31, 2018 and for the three and six months ended June 30, 2019 and 2018. The condensed consolidating financial information has been presented to show the nature of assets held, results of operations and cash flows of SGC, SGI, the Guarantor Subsidiaries and the Non-Guarantor Subsidiaries assuming the current guarantee structures of the Secured Notes (other than the 2022 Secured Notes, which were redeemed in March 2018), the Unsecured Notes and the Subordinated Notes were in effect at the beginning of the periods presented.
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

SCIENTIFIC GAMES CORPORATION AND SUBSIDIARIES
SUPPLEMENTAL CONDENSED CONSOLIDATING BALANCE SHEET
As of June 30, 2019

	SGC (Parent)	SGI (Issuer1)	Guarantor Subsidiaries	Non-Guarantor Subsidiaries	Eliminating Entries	Consolidated
Assets
Cash and cash equivalents	$235	$—	$—	$141	$(7)	$369
Restricted cash	—	1	35	8	—	44
Accounts receivable, net	—	100	195	321	—	616
Notes receivable, net	—	—	104	16	—	120
Inventories	—	47	99	103	(11)	238
Prepaid expenses, deposits and other current assets	—	61	61	75	1	198
Property and equipment, net	34	96	231	204	(33)	532
Operating lease right-of-use asset	1	25	33	54	—	113
Investment in subsidiaries	3,136	1,163	1,427	—	(5,726)	—
Goodwill	—	240	1,897	1,142	—	3,279
Intangible assets, net	37	34	1,186	403	—	1,660
Intercompany balances	—	5,868	67	—	(5,935)	—
Software, net	48	36	109	72	—	265
Other assets(2)	95	419	41	376	(433)	498
Total assets	$3,586	$8,090	$5,485	$2,915	$(12,144)	$7,932
Liabilities and stockholders’ (deficit) equity
Current portion of long-term debt	$—	$42	$2	$1	$—	$45
Other current liabilities	52	173	242	255	(34)	688
Long-term debt, excluding current portion	—	8,793	8	1	—	8,802
Operating lease liabilities	1	21	28	45	—	95
Other long-term liabilities	96	23	605	168	(472)	420
Intercompany balances	5,649	—	—	286	(5,935)	—
Total SGC stockholders’ (deficit) equity	(2,212)	(962)	4,600	2,065	(5,703)	(2,212)
Noncontrolling interest	—	—	—	94	—	94
Total liabilities and total stockholders’ (deficit) equity	$3,586	$8,090	$5,485	$2,915	$(12,144)	$7,932

(1) Issuer of obligations under the Subordinated Notes, the Unsecured Notes and the Secured Notes.
(2) Includes $11 million and $1 million in non-current restricted cash for Guarantor Subsidiaries and Non-Guarantor Subsidiaries, respectively.

SCIENTIFIC GAMES CORPORATION AND SUBSIDIARIES
SUPPLEMENTAL CONDENSED CONSOLIDATING BALANCE SHEET
As of December 31, 2018

	SGC (Parent)	SGI (Issuer1)	Guarantor Subsidiaries	Non-Guarantor Subsidiaries	Eliminating Entries	Consolidated
Assets
Cash and cash equivalents	$74	$1	$—	$94	$(1)	$168
Restricted cash	—	1	32	6	—	39
Accounts receivable, net	—	79	205	315	—	599
Notes receivable, net	—	—	101	13	—	114
Inventories	—	40	82	111	(17)	216
Prepaid expenses, deposits and other current assets	6	63	92	72	—	233
Property and equipment, net	31	112	219	218	(33)	547
Investment in subsidiaries	2,836	975	1,093	—	(4,904)	—
Goodwill	—	240	1,897	1,143	—	3,280
Intangible assets, net	43	34	1,291	441	—	1,809
Intercompany balances	—	6,054	—	—	(6,054)	—
Software, net	58	39	128	60	—	285
Other assets(2)	110	404	46	308	(440)	428
Total assets	$3,158	$8,042	$5,186	$2,781	$(11,449)	$7,718
Liabilities and stockholders’ (deficit) equity
Current portion of long-term debt	$—	$42	$—	$3	$—	$45
Other current liabilities	64	162	248	254	(26)	702
Long-term debt, excluding current portion	—	8,991	—	1	—	8,992
Other long-term liabilities	106	8	637	172	(481)	442
Intercompany balances	5,451	—	49	554	(6,054)	—
Total SGC stockholders’ (deficit) equity	(2,463)	(1,161)	4,252	1,797	(4,888)	(2,463)
Total liabilities and total stockholders’ (deficit) equity	$3,158	$8,042	$5,186	$2,781	$(11,449)	$7,718

(1) Issuer of obligations under the Subordinated Notes, the Unsecured Notes (other than the 2026 Unsecured Notes, which were not issued until March 2019) and the Secured Notes.
(2) Includes $12 million and $1 million in non-current restricted cash for Guarantor Subsidiaries and Non-Guarantor Subsidiaries, respectively.

SCIENTIFIC GAMES CORPORATION AND SUBSIDIARIES
SUPPLEMENTAL CONDENSED CONSOLIDATING STATEMENT OF
OPERATIONS AND COMPREHENSIVE LOSS
Three Months Ended June 30, 2019

	SGC (Parent)	SGI (Issuer1)	Guarantor Subsidiaries	Non-Guarantor Subsidiaries	Eliminating Entries	Consolidated
Revenue	$—	$147	$358	$407	$(67)	$845
Cost of services, cost of product sales and cost of instant products(2)	—	94	108	176	(57)	321
SG&A	31	9	48	94	(8)	174
R&D	—	1	19	26	—	46
D&A	12	13	104	45	(4)	170
Restructuring and other	1	1	1	3	—	6
Operating (loss) income	(44)	29	78	63	2	128
Interest expense	—	(147)	—	—	—	(147)
Loss on debt financing transactions	—	(60)	—	—	—	(60)
Loss on remeasurement of debt	—	(3)	—	—	—	(3)
Other income (expense), net	16	131	(119)	(14)	—	14
Net (loss) income before equity in income of subsidiaries and income taxes	(28)	(50)	(41)	49	2	(68)
Equity in (loss) income of subsidiaries	(30)	2	12	—	16	—
Income tax (expense) benefit	(19)	14	9	(11)	—	(7)
Net (loss) income	(77)	(34)	(20)	38	18	(75)
Less: Net income attributable to noncontrolling interest	—	—	—	2	—	2
Net (loss) income attributable to SGC	$(77)	$(34)	$(20)	$36	$18	$(77)

Net (loss) income	$(77)	$(34)	$(20)	$38	$18	$(75)
Other comprehensive loss	(51)	(15)	(3)	(66)	84	(51)
Total comprehensive loss	(128)	(49)	(23)	(28)	102	(126)
Less: comprehensive income attributable to noncontrolling interest	—	—	—	2	—	2
Comprehensive loss attributable to SGC	$(128)	$(49)	$(23)	$(30)	$102	$(128)

(1) Issuer of obligations under the Subordinated Notes, the Unsecured Notes and the Secured Notes. (2) Excludes D&A.

SCIENTIFIC GAMES CORPORATION AND SUBSIDIARIES
SUPPLEMENTAL CONDENSED CONSOLIDATING STATEMENT OF
OPERATIONS AND COMPREHENSIVE (LOSS) INCOME
Three Months Ended June 30, 2018

	SGC (Parent)	SGI (Issuer1)	Guarantor Subsidiaries	Non-Guarantor Subsidiaries	Eliminating Entries	Consolidated
Revenue	$—	$136	$405	$376	$(72)	$845
Cost of services, cost of product sales and cost of instant products (2)	—	86	132	159	(61)	316
SG&A	44	9	51	83	(13)	174
R&D	—	1	22	26	—	49
D&A	12	7	107	50	(3)	173
Restructuring and other	30	(3)	2	5	—	34
Operating (loss) income	(86)	36	91	53	5	99
Interest expense	—	(146)	—	—	—	(146)
Gain on remeasurement of debt	—	34	—	—	—	34
Other income (expense), net	17	132	(119)	(23)	—	7
Net (loss) income before equity in income of subsidiaries and income taxes	(69)	56	(28)	30	5	(6)
Equity in income (loss) of subsidiaries	26	13	(17)	—	(22)	—
Income tax benefit (expense)	37	(26)	(4)	(7)	—	—
Net (loss) income	$(6)	$43	$(49)	$23	$(17)	$(6)

Other comprehensive (loss) income	(83)	30	(36)	(119)	125	(83)
Comprehensive (loss) income	$(89)	$73	$(85)	$(96)	$108	$(89)
(1) Issuer of obligations under the Subordinated Notes, the Unsecured Notes (other than the 2026 Unsecured Notes, which were not issued until March 2019) and the Secured Notes. (2) Excludes D&A.

SCIENTIFIC GAMES CORPORATION AND SUBSIDIARIES
SUPPLEMENTAL CONDENSED CONSOLIDATING STATEMENT OF
OPERATIONS AND COMPREHENSIVE (LOSS) INCOME
Six Months Ended June 30, 2019

	SGC (Parent)	SGI (Issuer1)	Guarantor Subsidiaries	Non-Guarantor Subsidiaries	Eliminating Entries	Consolidated
Revenue	$—	$305	$716	$792	$(131)	$1,682
Cost of services, cost of product sales and cost of instant products(2)	—	195	210	328	(105)	628
SG&A	66	20	107	188	(21)	360
R&D	—	2	42	51	—	95
D&A	24	25	203	92	(9)	335
Restructuring and other	2	1	3	7	—	13
Operating (loss) income	(92)	62	151	126	4	251
Interest expense	—	(301)	—	—	—	(301)
Loss on debt financing transactions	—	(60)	—	—	—	(60)
Gain on remeasurement of debt	—	2	—	—	—	2
Other income (expense), net	36	263	(243)	(36)	—	20
Net (loss) income before equity in income of subsidiaries and income taxes	(56)	(34)	(92)	90	4	(88)
Equity in (loss) income of subsidiaries	(24)	9	23	—	(8)	—
Income tax (expense) benefit	(21)	9	22	(21)	—	(11)
Net (loss) income	(101)	(16)	(47)	69	(4)	(99)
Less: Net income attributable to noncontrolling interest	—	—	—	2	—	2
Net (loss) income attributable to SGC	$(101)	$(16)	$(47)	$67	$(4)	$(101)

Net (loss) income	$(101)	$(16)	$(47)	$69	$(4)	$(99)
Other comprehensive (loss) income	—	(6)	(1)	5	2	—
Total comprehensive loss	(101)	(22)	(48)	74	(2)	(99)
Less: comprehensive income attributable to noncontrolling interest	—	—	—	2	—	2
Comprehensive (loss) income attributable to SGC	$(101)	$(22)	$(48)	$72	$(2)	$(101)

(1) Issuer of obligations under the Subordinated Notes, the Unsecured Notes and the Secured Notes. (2) Excludes D&A.

SCIENTIFIC GAMES CORPORATION AND SUBSIDIARIES
SUPPLEMENTAL CONDENSED CONSOLIDATING STATEMENT OF
OPERATIONS AND COMPREHENSIVE (LOSS) INCOME
Six Months Ended June 30, 2018

	SGC (Parent)	SGI (Issuer1)	Guarantor Subsidiaries	Non-Guarantor Subsidiaries	Eliminating Entries	Consolidated
Revenue	$—	$266	$792	$745	$(146)	$1,657
Cost of services, cost of product sales and cost of instant products (2)	—	172	250	313	(122)	613
SG&A	82	20	109	162	(27)	346
R&D	—	1	45	57	—	103
D&A	21	15	233	98	(6)	361
Restructuring and other	56	(2)	3	29	—	86
Operating (loss) income	(159)	60	152	86	9	148
Interest expense	—	(301)	—	—	—	(301)
Loss on debt financing transactions	—	(93)	—	—	—	(93)
Gain on remeasurement of debt	—	33	—	—	—	33
Other income (expense), net	33	269	(252)	(39)	—	11
Net (loss) income before equity in income of subsidiaries and income taxes	(126)	(32)	(100)	47	9	(202)
Equity in (loss) income of subsidiaries	(58)	17	(7)	—	48	—
Income tax (expense) benefit	(24)	8	21	(11)	—	(6)
Net (loss) income	$(208)	$(7)	$(86)	$36	$57	$(208)

Other comprehensive (loss) income	(31)	12	(13)	(46)	47	(31)
Comprehensive (loss) income	$(239)	$5	$(99)	$(10)	$104	$(239)

(1) Issuer of obligations under the Subordinated Notes, the Unsecured Notes (other than the 2026 Unsecured Notes, which were not issued until March 2019) and the Secured Notes. (2) Excludes D&A.

SCIENTIFIC GAMES CORPORATION AND SUBSIDIARIES
SUPPLEMENTAL CONDENSED CONSOLIDATING STATEMENT OF CASH FLOWS
Six Months Ended June 30, 2019

	SGC (Parent)	SGI (Issuer1)	Guarantor Subsidiaries	Non-Guarantor Subsidiaries	Eliminating Entries	Consolidated
Net cash (used in) provided by operating activities	$(35)	$55	$101	$147	$(6)	$262
Cash flows from investing activities:
Capital expenditures	(9)	(16)	(56)	(51)	—	(132)
Distributions of capital from equity investments	—	—	—	18	—	18
Additions to equity method investments	—	(1)	—	—	—	(1)
Other, principally change in intercompany investing activities	—	228	(52)	—	(176)	—
Net cash (used in) provided by investing activities	(9)	211	(108)	(33)	(176)	(115)
Cash flows from financing activities:
Payments of long-term debt, net of proceeds	—	(251)	—	(2)	—	(253)
Payments of debt issuance and deferred financing costs	—	(14)	—	(1)	—	(15)
Payments on license obligations	(13)	—	—	—	—	(13)
Sale of future revenue	—	—	11	—	—	11
Net proceeds from the sale of SciPlay common stock	—	—	—	342	—	342
Payments of deferred SciPlay common stock offering costs	—	—	—	(8)	—	(8)
Net redemptions of common stock under stock-based compensation plans and other	(1)	(2)	(2)	(2)	—	(7)
Other, principally change in intercompany financing activities	219	—	—	(395)	176	—
Net cash provided by (used in) financing activities	205	(267)	9	(66)	176	57
Effect of exchange rate changes on cash, cash equivalents and restricted cash	—	—	—	1	—	1
Increase (decrease) in cash, cash equivalents and restricted cash	161	(1)	2	49	(6)	205
Cash, cash equivalents and restricted cash, beginning of period	74	2	44	101	(1)	220
Cash, cash equivalents and restricted cash, end of period	$235	$1	$46	$150	$(7)	$425

(1) Issuer of obligations under the Subordinated Notes, the Unsecured Notes and the Secured Notes.

SCIENTIFIC GAMES CORPORATION AND SUBSIDIARIES
SUPPLEMENTAL CONDENSED CONSOLIDATING STATEMENT OF CASH FLOWS
Six Months Ended June 30, 2018

	SGC (Parent)	SGI (Issuer1)	Guarantor Subsidiaries	Non-Guarantor Subsidiaries	Eliminating Entries	Consolidated
Net cash (used in) provided by operating activities	$(51)	$(59)	$85	$164	$(7)	$132
Cash flows from investing activities:
Capital expenditures	(22)	(46)	(89)	(43)	—	(200)
Acquisitions of businesses and assets, net of cash acquired	—	—	(10)	(264)	—	(274)
Distributions of capital from equity investments	—	—	—	23	—	23
Additions to equity method investments	—	(1)	—	(74)	—	(75)
Other, principally change in intercompany investing activities	—	48	—	—	(48)	—
Net cash (used in) provided by investing activities	(22)	1	(99)	(358)	(48)	(526)
Cash flows from financing activities:
Proceeds net of payments on long-term debt	—	97	—	(4)	—	93
Repayment of assumed NYX debt	—	—	—	(288)	—	(288)
Payments of debt issuance and deferred financing costs	—	(39)	—	—	—	(39)
Payments on license obligations	(14)	—	—	—	—	(14)
Net redemptions of common stock under stock-based compensation plans and other	(19)	—	(2)	—	—	(21)
Other, principally change in intercompany financing activities	(581)	—	15	518	48	—
Net cash (used in) provided by financing activities	(614)	58	13	226	48	(269)
Effect of exchange rate changes on cash, cash equivalents and restricted cash	—	—	—	(3)	—	(3)
(Decrease) increase in cash, cash equivalents and restricted cash	(687)	—	(1)	29	(7)	(666)
Cash, cash equivalents and restricted cash, beginning of period	733	—	44	60	(3)	834
Cash, cash equivalents and restricted cash end of period	$46	$—	$43	$89	$(10)	$168

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
Recent Events

•	On April 4, 2019, we redeemed $1,000 million of our outstanding 2022 Unsecured Notes with a portion of the proceeds from the issuance of 2026 Unsecured Notes.

•
On May 7, 2019, SciPlay completed an IPO for an 18.0% minority interest in our Social business segment, after giving effect to the underwriters’ partial exercise of their over-allotment option on June 4, 2019 (see Note 1).

◦
We believe the IPO will provide greater flexibility to pursue additional growth initiatives specifically designed for SciPlay. We received $312 million in net proceeds from the offering (net of $30 million used by SciPlay to pay the Offering fees and balance retained for general corporate purposes) which enables us to make substantial payments to reduce our debt.

Segments
We report our operations in four business segments - Gaming, Lottery, SciPlay and Digital - representing our different products and services. As a result of the SciPlay IPO and starting with the first quarter of 2019, we changed the calculation of SciPlay business segment AEBITDA, which now reflects corporate services obtained under an intercompany services agreement and certain royalties paid by the SciPlay business segment to other segments or to Corporate under an intercompany intellectual property license agreement. Business segment information for the three and six months ended June 30, 2018 has been recast to reflect these changes.  See "- Business Segments Results" below and Note 3 for additional business segment information.
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

	Three Months Ended				Six Months Ended
	June 30,				June 30,
	2019		2018		2019		2018
($ in millions)	Revenue	% Consolidated Revenue	Revenue	% Consolidated Revenue	Revenue	% Consolidated Revenue	Revenue	% Consolidated Revenue
Foreign Currency:
British Pound Sterling	$78	9%	$80	10%	$163	10%	$163	10%
Euro	61	7%	59	7%	117	7%	113	7%
Australian Dollar	26	3%	28	3%	42	2%	53	3%
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

CONSOLIDATED RESULTS

	Three Months Ended June 30,		Variance		Six Months Ended June 30,		Variance
($ in millions)	2019	2018	2019 vs. 2018		2019	2018	2019 vs. 2018
Total revenue	$845	$845	$—	—%	$1,682	$1,657	$25	2%
Total operating expenses	717	746	(29)	(4)%	1,431	1,509	(78)	(5)%
Operating income	128	99	29	29%	251	148	103	70%
Net loss before income taxes	(68)	(6)	(62)	nm	(88)	(202)	114	(56)%
Net loss	(75)	(6)	(69)	nm	(99)	(208)	109	(52)%
Net loss attributable to SGC	$(77)	$(6)	$(71)	nm	$(101)	$(208)	$107	(51)%
nm = not meaningful.

Three and Six Months Ended June 30, 2019 Compared to Three and Six Months Ended June 30, 2018
Revenue

	Three Months Ended June 30,		Variance		Six Months Ended June 30,		Variance
($ in millions)	2019	2018	2019 vs. 2018		2019	2018	2019 vs. 2018
Gaming	$427	$471	$(44)	(9)%	$849	$914	$(65)	(7)%
Lottery	231	207	24	12%	458	409	49	12%
SciPlay	118	100	18	18%	236	197	39	20%
Digital	69	67	2	3%	139	137	2	1%
Total revenue	$845	$845	$—	—%	$1,682	$1,657	$25	2%

Gaming revenue decreased for both comparable periods due to lower gaming operations revenue coupled with lower gaming machine and systems sales. The decrease in gaming operations was primarily due to the lower U.S. and Canadian ending installed base units coupled with lower average daily revenue for International units. The decrease in gaming machine sales was primarily due to lower U.S. and Canadian new unit sales coupled with lower average sales price per new unit, while the decrease in gaming systems sales is due to lower system and iVIEW® installations due to nearing completion of certain Canadian systems launches.
Lottery revenue increased for both comparable periods primarily due to higher lottery systems revenue driven by equipment sales and organic domestic growth.
SciPlay revenue increased primarily due to continued growth in our mobile platform business, reflecting the ongoing popularity of Jackpot Party® Casino, MONOPOLY Slots, Bingo Showdown®, 88 Fortunes®, and Quick Hit® Slots.
Operating expenses

	Three Months Ended June 30,		Variance		Six Months Ended June 30,		Variance
($ in millions)	2019	2018	2019 vs. 2018		2019	2018	2019 vs. 2018
Operating expenses:
Cost of services	$135	$124	$11	9%	$268	$246	$22	9%
Cost of product sales	111	121	(10)	(8)%	218	226	(8)	(4)%
Cost of instant products	75	71	4	6%	142	141	1	1%
SG&A	174	174	—	—%	360	346	14	4%
R&D	46	49	(3)	(6)%	95	103	(8)	(8)%
D&A	170	173	(3)	(2)%	335	361	(26)	(7)%
Restructuring and other	6	34	(28)	(82)%	13	86	(73)	(85)%
Total operating expenses	$717	$746	$(29)	(4)%	$1,431	$1,509	$(78)	(5)%
Cost of revenue
The increase in cost of revenue for both comparable periods was primarily due to cost of services increase driven by the Lottery and SciPlay business segments correlated with these segments’ revenue growth and Lottery cost of product sales increase due to higher equipment sales, partially offset by Gaming cost of product sales decrease, correlated with lower gaming machine and systems sales.
SG&A
The increase for the six months ended June 30, 2019 is primarily due to higher SciPlay SG&A primarily driven by $19 million in marketing and player acquisition costs, partially offset by higher legal fees in the prior year period related to the Shuffle Tech Matter.
D&A
The decrease for the six months ended June 30, 2019 was primarily due to certain Gaming segment acquired intangible assets becoming fully depreciated during the first quarter of 2018, a $10 million higher impairment charge related to assets held for sale in the prior year comparable period coupled with higher Lottery segment D&A associated with certain lottery system contracts.
Restructuring and other
The decrease for both comparable periods is primarily due to lower employee severance charges and the nonrecurring nature of the Shuffle Tech charge recorded in the prior year. Additionally, the six months ended June 30, 2018 included an $18 million non-cash fair value contingent consideration remeasurement charge compared to $2 million in the current year three and six month periods. See Note 4 for additional details on Restructuring and other charges.
Other Factors Affecting Net Loss Attributable to SGC

	Three Months Ended June 30,		Six Months Ended June 30,		Factors Affecting Net Loss Attributable to SGC
(in millions)	2019	2018	2019	2018	2019 vs. 2018
Loss on debt financing transactions	$(60)	$—	$(60)	$(93)
Loss on debt financing transactions consummated during the second quarter of 2019 includes a $50 million premium charge associated with the redemption of $1,000 million of the 2022 Unsecured Notes (see Note 11).

Loss on debt financing transactions from our refinancing transactions consummated during the first quarter of 2018 includes a $110 million premium charge associated with the redemption of the 2022 Secured Notes.

(Loss) gain on remeasurement of debt	(3)	34	2	33
(Losses) and gains are attributable to remeasurement of the 2026 Secured Euro Notes and 2026 Unsecured Euro Notes and reflect changes in the Euro vs. the U.S. Dollar foreign exchange rates between the comparable periods.

Income tax expense	(7)	—	(11)	(6)	The increase is primarily due to the overall mix of income in our foreign jurisdictions.
Net income attributable to noncontrolling interest	2	—	2	—	The three and six month periods for 2019 reflect SciPlay noncontrolling interest (see Note 1).

See “Business Segments Results” below for a more detailed explanation of the significant changes in our components of revenue within the individual segment results of operations.

BUSINESS SEGMENTS RESULTS

GAMING
Our Gaming business segment designs, develops, manufactures, markets and distributes a comprehensive portfolio of gaming products and services. We provide our Gaming portfolio of products and services to commercial casinos, Native American casinos, wide-area gaming operators such as licensed betting offices, arcade and bingo operators in the U.K. and continental Europe, and government agencies and their affiliated operators.
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

Current Year Update

We expect to continue to face pricing pressure in our Gaming business segment. We anticipate that replacement demand for gaming machines and constraints on capital spending by gaming operators will continue at current levels. We anticipate that demand for our gaming systems products and services will continue to decline due to several Canadian systems contracts nearing their completion. We believe we have begun to stabilize the erosion in the installed base of our Participation gaming machines. During the first quarter of 2019, we deployed the Twinstar® Wave XL as an addition to our Gaming Operations platform.

Results of Operations and Key Performance Indicators for Gaming

	Three Months Ended June 30,		Variance		Six Months Ended June 30,		Variance
($ in millions)	2019	2018	2019 vs. 2018		2019	2018	2019 vs. 2018
Total revenue	$427	$471	$(44)	(9)%	$849	$914	$(65)	(7)%
Total operating expenses	334	363	(29)	(8)%	663	734	(71)	(10)%
AEBITDA(1)	215	236	(21)	(9)%	430	454	(24)	(5)%
(1) The three and six months ended June 30, 2019 include $3 million and $10 million, respectively, in intellectual property royalties paid by the SciPlay business segment, which are no longer being paid as of May 7, 2019 in connection with the IP License Agreement described in Note 1. The IP charges for the three and six months ended June 30, 2018 were $6 million and $13 million, respectively.

Three and Six Months Ended June 30, 2019 Compared to Three and Six Months Ended June 30, 2018
Revenue

	Three Months Ended June 30,		Variance		Six Months Ended June 30,		Variance
($ in millions)	2019	2018	2019 vs. 2018		2019	2018	2019 vs. 2018
Revenue:
Gaming operations	$150	$160	$(10)	(6)%	$302	$321	$(19)	(6)%
Gaming machine sales	148	168	(20)	(12)%	284	313	(29)	(9)%
Gaming systems	67	84	(17)	(20)%	141	159	(18)	(11)%
Table products	62	59	3	5%	122	121	1	1%
Total revenue	$427	$471	$(44)	(9)%	$849	$914	$(65)	(7)%

F/X impact on revenue	$(4)	$4			$(8)	$13

KPIs:
U.S. and Canadian units(1):
Installed base at period end	32,056	35,170	(3,114)	(9)%	32,056	35,170	(3,114)	(9)%
Average daily revenue per unit	$38.98	$38.75	$0.23	1%	$38.71	$38.57	$0.14	—%

International units(1):
Installed base at period end	34,112	33,329	783	2%	34,112	33,329	783	2%
Average daily revenue per unit	$11.24	$11.75	$(0.51)	(4)%	$11.33	$12.04	$(0.71)	(6)%

Gaming machine unit sales:
U.S. and Canadian new unit shipments	4,671	5,749	(1,078)	(19)%	9,472	10,416	(944)	(9)%
International new unit shipments	2,730	2,492	238	10%	4,813	4,693	120	3%
Total new unit shipments	7,401	8,241	(840)	(10)%	14,285	15,109	(824)	(5)%
Average sales price per new unit	$17,436	$17,699	$(263)	(1)%	$17,288	$17,710	$(422)	(2)%
(1) Effective the first quarter of 2019, we changed our gaming operation KPIs, which now reflect the installed base and average daily revenue broken down into two categories: U.S. and Canadian and International. This change reflects how the management team views the business and provides a clear representation of what drives our operating results.

Gaming Operations
Gaming operations revenue decreased for the three and six months ended June 30, 2019 primarily due to a 3,114-unit decrease in the ending installed base of U.S. and Canadian units coupled with a decrease in average daily revenue for International units. This decrease was partially offset by a 783-unit increase in the ending installed base for International units and an increase in the U.S. and Canadian average daily revenue of $0.23 per unit for the three month comparable period and $0.14 per unit for the six month comparable period.

Gaming Machine Sales
Gaming machine sales revenue decreased for both comparable periods primarily due to lower U.S. and Canadian unit shipments resulting primarily from fewer replacement unit sales for both comparable periods, coupled with a decrease in the average sales price per unit, reflecting a less favorable mix of gaming machine sales. This decrease was partially offset by the increase of International new unit shipments, which were largely driven by replacement units. The following table summarizes Gaming machine sales changes:

	Three Months Ended June 30,		Variance		Six Months Ended June 30,		Variance
	2019	2018	2019 vs. 2018		2019	2018	2019 vs. 2018
U.S. and Canadian unit shipments:
Replacement units	3,443	4,388	(945)	(22)%	6,637	8,131	(1,494)	(18)%
Casino opening and expansion units	1,228	1,361	(133)	(10)%	2,835	2,285	550	24%
Total unit shipments	4,671	5,749	(1,078)	(19)%	9,472	10,416	(944)	(9)%

International unit shipments:
Replacement units	2,674	2,492	182	7%	4,757	4,432	325	7%
Casino opening and expansion units	56	—	56	100%	56	261	(205)	(79)%
Total unit shipments	2,730	2,492	238	10%	4,813	4,693	120	3%
Gaming Systems

Gaming systems revenue decreased for both comparable periods primarily due to decreased sales coupled with fewer installations of new systems to casinos as a result of fewer casino openings and expansions and certain Canadian contracts that are nearing completion of systems launches.
Operating Expenses
The decrease in operating expenses for both comparable periods is primarily due to lower cost of revenue correlated with the decrease in revenue, lower SG&A and R&D expenses as a result of more efficient business operations, lower D&A as a result of certain Gaming segment acquired intangible assets becoming fully depreciated during the first quarter of 2018 and $10 million in a higher impairment charge related to assets held for sale in the prior year comparable periods.
AEBITDA
The decrease in AEBITDA for both comparable periods is due to lower revenue and a reduction of intellectual property royalties paid by the SciPlay business segment, which ended as of May 7, 2019 in connection with the IP License Agreement described in Note 1.
AEBITDA as a percentage of revenue (“AEBITDA margin”) for the six-month comparable period increased by 1 percentage point while the three-month comparable period AEBITDA margin was flat.

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
Our systems-based services and product sales business provides customized computer software, software support, equipment and data communication services, and keno to lotteries. In the U.S., we typically provide the necessary point-of-sale terminals and equipment, software and maintenance services on a Participation basis under long-term contracts that typically have an initial term of at least five years. Internationally, we typically sell our point-of-sale terminals and/or computer software to lottery authorities and may provide ongoing fee-based systems maintenance and software support services. Refer to the Lottery primary business activities summary included within “Business Segment Results” under Item 7 of our 2018 10-K.
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

Results of Operations and Key Performance Indicators for Lottery

	Three Months Ended June 30,		Variance		Six Months Ended June 30,		Variance
($ in millions)	2019	2018	2019 vs. 2018		2019	2018	2019 vs. 2018
Total revenue	$231	$207	$24	12%	$458	$409	$49	12%
Total operating expenses	164	135	29	22%	322	275	47	17%
AEBITDA	103	99	4	4%	207	193	14	7%

Three and Six Months Ended June 30, 2019 Compared to Three and Six Months Ended June 30, 2018

Revenue

	Three Months Ended June 30,		Variance		Six Months Ended June 30,		Variance
($ in millions)	2019	2018	2019 vs. 2018		2019	2018	2019 vs. 2018
Revenue:
Instant products	$150	$150	$—	—%	$290	$300	$(10)	(3)%
Lottery systems	81	57	24	42%	168	109	59	54%
Total revenue	$231	$207	$24	12%	$458	$409	$49	12%

F/X impact on revenue	$(4)	$3			$(6)	$6

The primary factor driving the three and six-month increases in revenue was strength in lottery systems, principally on hardware sales. We generated $24 million and $59 million increases, respectively, in lottery systems revenue driven by equipment sales coupled with organic domestic growth. The total growth in the six-month comparable period was partially offset by a $10 million decrease in instant products revenue, primarily driven by lower domestic revenue as a result of a change in the timing and mix of shipment volumes among our contract types.
Operating Expenses
The increase in operating expenses for both comparable periods is due to higher cost of revenue correlated with the lottery systems revenue growth coupled with higher D&A associated with certain lottery systems contracts.
AEBITDA
AEBITDA for both comparable periods increased primarily due to lottery systems sales. AEBITDA margin for the three- and six-month comparable periods decreased by 3 percentage points and 2 percentage points, respectively, as a result of lower margin revenue mix associated with higher equipment sales.

SCIPLAY
In our SciPlay business segment, we generate substantially all of our revenue from the sale of virtual coins, chips and bingo cards, which players can use to play slot, table games or bingo games (i.e., spin in the case of slot games, bet in the case of table games and use of bingo cards in the case of bingo games). The games are primarily our WMS®, Bally®, Barcrest®, SHFL®, Dragonplay® and Bingo Showdown branded games. We offer both third-party branded games and original content. Substantially all of our SciPlay revenue is comprised of B2C transactions.
Our apps include Jackpot Party Casino, Gold Fish® Casino, Quick Hit Slots, Hot Shot Casino®, Bingo Showdown, 88 Fortunes, and MONOPOLY Slots on various platforms which include, Facebook, Apple, Google, and Amazon.
Current Year Update
We continue to pursue our multi-product strategy in our SciPlay business segment. On May 7, 2019, we completed the IPO for an 18.0% minority interest in our Social gaming business, after giving effect to the underwriters’ partial exercise of their over-allotment option on June 4, 2019 (see Business Overview section and Note 1).

Results of Operations and Key Performance Indicators for SciPlay

	Three Months Ended June 30,		Variance		Six Months Ended June 30,		Variance
($ in millions)	2019	2018	2019 vs. 2018		2019	2018	2019 vs. 2018
Total revenue	$118	$100	$18	18%	$236	$197	$39	20%
Operating expenses	92	81	11	14%	191	179	12	7%
AEBITDA(1)	33	23	10	44%	58	46	12	26%
(1) The three and six months ended June 30, 2019 include charges of $3 million and $10 million, respectively, for intellectual property royalties paid to the Gaming business segment, which are no longer being paid as of May 7, 2019 in connection with the IP License Agreement described in Note 1. The IP charges for the three and six months ended June 30, 2018 were $6 million and $13 million, respectively.

Three and Six Months Ended June 30, 2019 Compared to Three and Six Months Ended June 30, 2018

Revenue

	Three Months Ended June 30,		Variance		Six Months Ended June 30,		Variance
($ in millions)	2019	2018	2019 vs. 2018		2019	2018	2019 vs. 2018
Revenue:
Mobile	$98	$77	$21	27%	$195	$149	$46	31%
Web and other	20	23	(3)	(13)%	41	48	(7)	(15)%
Total revenue	$118	$100	$18	18%	$236	$197	$39	20%

KPIs:
SciPlay business segment:
Mobile Penetration(1)	83%	77%	6pp	nm	83%	76%	7pp	nm
Average MAU(2)	8.1	8.2	(0.1)	(1)%	8.2	8.1	0.1	1%
Average DAU(3)	2.7	2.6	0.1	4%	2.7	2.6	0.1	4%
ARPDAU(4)	$0.48	$0.42	$0.06	14%	$0.48	$0.42	$0.06	14%
nm = not meaningful.
pp = percentage points.
(1) Mobile penetration is defined as the percentage of B2C SciPlay business segment revenue generated from mobile platforms.
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

Mobile platform revenue increased for both comparable periods primarily due to Jackpot Party Casino, MONOPOLY Slots, Bingo Showdown, 88 Fortunes, and Quick Hit Slots, which collectively represented substantially all of the revenue increase. Web platform and other revenue decreased for both comparable periods due to a decline in player levels as a result of player preferences causing a continued migration to mobile platforms.
Operating Expenses
Operating expenses increased for both comparable periods primarily due to higher cost of revenue correlated with the revenue growth, coupled with higher marketing and player acquisition costs to support ongoing growth initiatives.
AEBITDA
AEBITDA increased for both comparable periods primarily due to continued growth in revenue partially offset by higher cost of revenue and SG&A as described above. Additionally, for both comparable periods, the AEBITDA increases reflect a $3 million savings from termination of the intellectual property royalty payments to the Gaming business segment as of May 7, 2019, in connection with the IP License Agreement (See Note 1). As a result of these factors, AEBITDA margin for the three- and six-month comparable periods improved by 5 percentage points and 1 percentage points, respectively.

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

Current Year Update

•	In January 2019, New Zealand Racing Board launched a sportsbook with our OpenBetTM platform.

•	In April 2019, we announced a partnership with Wynn Resorts to support their launch of both iGaming and sports in the U.S.

•	In May 2019, we announced a partnership with Big Time Gaming to combine our growing portfolio of games with the popular MegawaysTM mechanic.

Results of Operations for Digital

	Three Months Ended June 30,		Variance		Six Months Ended June 30,		Variance
($ in millions)	2019	2018	2019 vs. 2018		2019	2018	2019 vs. 2018
Total revenue	$69	$67	$2	3%	$139	$137	$2	1%
Operating expenses	78	75	3	4%	156	149	7	5%
AEBITDA	12	13	(1)	(8)%	25	30	(5)	(17)%
Three and Six Months Ended June 30, 2019 Compared to Three and Six Months Ended June 30, 2018

Revenue

	Three Months Ended June 30,		Variance		Six Months Ended June 30,		Variance
($ in millions)	2019	2018	2019 vs. 2018		2019	2018	2019 vs. 2018
Revenue:
Sports and platform	$26	$20	$6	30%	$56	$46	$10	22%
Gaming and other	43	47	(4)	(9)%	83	91	(8)	(9)%
Total revenue	$69	$67	$2	3%	$139	$137	$2	1%

F/X impact on revenue	$(4)	$—			$(8)	$2

KPIs:
Gaming - Key Performance Indicators:
Wagers processed through OGS (in billions)	$9.3	$9.2	$0.10	1%	$18.2	$18.1	$0.10	1%

Operating Expenses and AEBITDA
The increase in operating expenses for both comparable periods is due to higher cost of revenue from third-party platforms coupled with higher D&A from platforms and enhancements developed in prior year periods. AEBITDA decreased for both comparable periods due to a less favorable revenue mix and the prior year six-month comparable period AEBITDA including the sale of certain intellectual property. AEBITDA margin for the three- and six-month comparable periods declined by 2 percentage points and by 4 percentage points, respectively.
RECENTLY ISSUED ACCOUNTING GUIDANCE
For a description of recently issued accounting pronouncements, see Note 1.

CRITICAL ACCOUNTING ESTIMATES
For a description of our policies regarding our critical accounting estimates, see “Critical Accounting Estimates” in “Item 7. Management’s Discussion and Analysis of Financial Condition and Results of Operations” included in our 2018 10-K.
Other than our update to the Digital business segment reporting units during the first quarter of 2019 described in Note 8, there have been no significant changes in our critical accounting estimate policies or the application or the results of the application of those policies to our condensed consolidated financial statements from those presented in “Item 7. Management’s Discussion and Analysis of Financial Condition and Results of Operations” included in our 2018 10-K.

LIQUIDITY, CAPITAL RESOURCES AND WORKING CAPITAL
Sources of Liquidity
As of June 30, 2019, our principal sources of liquidity, other than cash flows provided by operating activities were cash and cash equivalents and amounts available under our revolving credit facility and the SciPlay Revolver (for our SciPlay business segment) discussed below under “Credit Agreement and Other Debt.”
On April 4, 2019, we redeemed $1,000 million of our outstanding 2022 Unsecured Notes and paid accrued and unpaid interest thereon plus related premiums, fees and costs.
Cash and Available Revolver Capacity

	As of
($ in millions)	June 30, 2019	December 31, 2018
Cash and cash equivalents(1)	$369	$168
Revolver capacity(2)	771	621
Revolver capacity drawn or committed to letters of credit	(58)	(350)
Total	$1,082	$439
(1) Includes $50 million of SciPlay cash and cash equivalents as of June 30, 2019.
(2) Includes $150 million of SciPlay Revolver capacity as of June 30, 2019.
The amount of our available cash and cash equivalents fluctuates principally based on borrowings or repayments under our credit facilities, investments, acquisitions and changes in our working capital position. The total borrowing capacity under our revolving credit facility will depend on the amount of outstanding borrowings and letters of credit issued and remaining in compliance with the covenants under the credit facility, including a maintenance covenant based on consolidated net first lien leverage. The total borrowing capacity under the SciPlay Revolver will depend on the amount of outstanding borrowings and letters of credit issued and remaining in compliance with the covenants under the SciPlay Revolver, including maintenance covenants based on total net leverage and fixed charge coverage beginning in the third quarter of 2019. We were in compliance with the covenants under all of our credit agreements as of June 30, 2019.
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
Total cash held by our foreign subsidiaries was $99 million and $92 million as of June 30, 2019 and December 31, 2018, respectively.
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
In addition, Lottery customers in the U.S. generally require service providers to provide performance bonds in connection with the relevant contract. As of June 30, 2019 our outstanding performance bonds totaled $230 million. Our ability to obtain performance bonds on commercially reasonable terms is subject to our financial condition and to prevailing market conditions, which may be impacted by economic and political events. Although we have not experienced difficulty in obtaining such bonds to date, we cannot assure that we will continue to be able to obtain performance bonds on commercially reasonable terms, or at all. For additional information regarding our surety or performance bonds in connection with our contracts, see Item 1A “Risk Factors” in our 2018 10-K.

As described in Note 1, on May 7, 2019, SciPlay completed an IPO for an 18.0% minority interest in our Social gaming business. We received $342 million in proceeds from the offering, ($30 million of which was used by SciPlay to pay the Offering fees and balance retained for general corporate purposes). These proceeds will enable us to make substantial payments to reduce our debt. During the second quarter of 2019, we paid down $145 million of our revolving credit facility. We currently do not expect SciPlay to declare or pay any cash dividends, other than tax distributions and certain cash distributions related to the impact of taxes pursuant to the TRA. If SciPlay discontinues the payment of, or is unable to pay, such distributions to us, this will reduce our available liquidity. Furthermore, the terms of indebtedness incurred by SciPlay may, and the terms of the SciPlay Revolver will, limit the ability of SciPlay to pay dividends or make other distributions to us, or to amend the agreements between SciPlay and us and our other subsidiaries. In 2018, the amount of dividends declared and paid by SciPlay to Bally Gaming, a wholly owned subsidiary of SGC, was $77 million.

The consummation of the IPO resulted in an 18.0% reduction of our economic interest in SciPlay, and as a result, we will only benefit from a portion of any profits and growth of that business, and from a portion of any dividends and other distributions from that business.
Six Months Ended June 30, 2019 Compared to Six Months Ended June 30, 2018

Cash Flow Summary

	Six Months Ended June 30,		Variance
($ in millions)	2019	2018	2019 vs. 2018
Net cash provided by operating activities	$262	$132	$130
Net cash used in investing activities	(115)	(526)	411
Net cash provided by (used in) financing activities	57	(269)	326
Effect of exchange rates on cash, cash equivalents and restricted cash	1	(3)	4
Increase (decrease) in cash, cash equivalents and restricted cash	$205	$(666)	$871
Cash flows from operating activities

	Six Months Ended June 30,		Variance
($ in millions)	2019	2018	2019 vs. 2018
Net loss	$(99)	$(208)	$109
Adjustments to reconcile net loss to cash flows from operations	440	482	(42)
Changes in working capital accounts	(86)	(138)	52
Changes in deferred income taxes and other	7	(4)	11
Net cash provided by operating activities compared to the prior year period increased primarily due to favorable changes in working capital accounts coupled with a lower net loss. The changes in our working capital accounts for the six months ended June 30, 2019 were primarily driven by favorable timing of accounts and notes receivable collections and billing, partially offset by an increase in inventory balances due to the timing of orders and shipments. The six months ended June 30, 2019 also include approximately $20 million outflow related to payments on contingent consideration liabilities.
Cash flows from investing activities
Net cash used in investing activities decreased primarily due to business acquisitions in prior year periods and second pro-rata concession funding payment to LNS of $74 million with no comparable activities in 2019 coupled with lower capital expenditures. Capital expenditures are composed of investments in systems, equipment and other assets related to contracts, property and equipment, intangible assets and software.
Cash flows from financing activities
Net cash provided by financing activities increased primarily due to SciPlay IPO net proceeds of $342 million in the second quarter of 2019, lower debt issuance and deferred financing and offering costs, partially offset by higher net payments of long-term debt.
Credit Agreement and Other Debt
For additional information regarding our credit agreement and other debt, interest rate risk and interest rate hedging instruments, see Notes 1, 16 and 17 and Item 7A “Quantitative and Qualitative Disclosures About Market Risk” in our 2018 10-K, and Note 11 and Note 12 in this Quarterly Report on Form 10-Q.
Off-Balance Sheet Arrangements
As of June 30, 2019, we did not have any significant off-balance sheet arrangements.
Contractual Obligations
Other than: (i) the private offering of $1,100 million of 2026 Unsecured Notes and redemption of $1,000 million of our outstanding 2022 Unsecured Notes (see Note 11) and (ii) a $24 million payment on contingent consideration liabilities, there have been no material changes to our contractual obligations disclosed under Item 7 “Management’s Discussion and Analysis of Financial Condition and Results of Operations — Liquidity, Capital Resources and Working Capital — Contractual Obligations” in our 2018 10-K.
Item 3. Quantitative and Qualitative Disclosures about Market Risk
Market risk is the risk of loss arising from adverse changes in market rates and prices, such as interest rates, foreign exchange rates and commodity prices. The following are our primary exposures to market risks:

Interest Rate Risk

As of June 30, 2019, the face value of long term debt was $8,968 million, including $4,167 million of variable-rate obligations. Assuming a constant outstanding balance for our variable-rate long term debt, a hypothetical 1% change in interest rates would decrease/increase interest expense by approximately $42 million. All of our interest rate sensitive financial instruments are held for purposes other than trading purposes.

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

As of June 30, 2019, if these cross-currency interest rate swap agreements were ineffective, the fluctuations in the exchange rates between the Euro and the U.S. Dollar would impact the amount of U.S. Dollars that we would require to settle the Euro-denominated debt at maturity of these agreements. A hypothetical 10% change in the U.S. Dollar in comparison to the Euro exchange rate upon inception of the cross-currency interest rate swap would have increased/decreased our obligation to cash settle the exchanged principal portion in U.S. Dollars by approximately $46 million.

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

Fluctuations in the exchange rates between the Euro and the U.S. Dollar will impact the amount of U.S. Dollars that we will require to settle the 2026 Secured Euro Notes and 2026 Unsecured Euro Notes at maturity. A hypothetical 10% change in U.S. Dollar in comparison to the Euro as of June 30, 2019, would have increased/decreased our obligation to cash settle the principal portion of the 2026 Secured and Unsecured Euro Notes in U.S. Dollars by approximately $66 million.

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
There were no changes in our internal control over financial reporting during the quarter ended June 30, 2019 that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

PART II.  OTHER INFORMATION
Item 1. Legal Proceedings

For a description of our legal proceedings, see Note 16 in this Quarterly Report on Form 10-Q and Note 22 in our 2018 10-K.
Item 1A. Risk Factors
There have been no material changes in our risk factors from those disclosed under Item 1A “Risk Factors” included in our 2018 10-K.
Item 2. Unregistered Sales of Equity Securities and Use of Proceeds
There was no stock repurchase activity during the three and six months ended June 30, 2019.

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

10.1
Tax Receivable Agreement, dated May 7, 2019, by and among SciPlay Corporation, SciPlay Parent Company, LLC and each of the Members (as defined therein) from time to time party thereto (incorporated by reference to Exhibit 10.1 to Scientific Games Corporation’s Current Report on Form 8-K filed on May 8, 2019).

10.2
Amendment to Employment Agreement, dated as of May 7, 2019, by and between Scientific Games Corporation and Barry L. Cottle (incorporated by reference to Exhibit 10.2 to Scientific Games Corporation’s Current Report on Form 8-K filed on May 8, 2019).*

10.3
Social Award Agreement, dated as of May 7, 2019, by and between SciPlay Corporation and Barry L. Cottle (incorporated by reference to Exhibit 10.3 to Scientific Games Corporation’s Current Report on Form 8-K filed on May 8, 2019).*

10.4
Second Amendment to Consulting Agreement, dated as of April 29, 2019, by and between Scientific Games Corporation and Richard Haddrill. (incorporated by reference to Exhibit 10.4 to Scientific Games Corporation’s Quarterly Report on Form 10-Q filed on May 8, 2019).*

10.5	Amendment to Amended and Restated Employment Agreement, dated as of May 28, 2019, by and between Scientific Games Corporation and Derik Mooberry.*(†)

10.6
Scientific Games Corporation 2003 Incentive Compensation Plan (Amended and Restated as of June 12, 2019) (incorporated by reference to Exhibit 10.1 to Scientific Games Corporation’s Current Report on Form 8-K filed on June 14, 2019).*

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

101.INS	Inline XBRL Instance Document - the instance document does not appear in the Interactive Data File because its XBRL tags are embedded within the Inline XBRL document.

101.SCH	Inline XBRL Taxonomy Extension Schema

101.CAL	Inline XBRL Taxonomy Extension Calculation Linkbase

101.DEF	Inline XBRL Taxonomy Definition Label Linkbase

101.LAB	Inline XBRL Taxonomy Extension Label Linkbase

101.PRE	Inline XBRL Taxonomy Extension Presentation Linkbase

104	Cover Page Interactive Data File - the cover page interactive data file does not appear in the Interactive Data File because its XBRL tags are embedded within the Inline XBRL document.
(†) Filed herewith.
*Management contracts and compensation plans and arrangements.

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

SCIENTIFIC GAMES CORPORATION
(Registrant)

		By:	/s/ Michael A. Quartieri
		Name:	Michael A. Quartieri
		Title:	Executive Vice President, Chief Financial Officer, Treasurer and Corporate Secretary

		By:	/s/ Michael F. Winterscheidt
		Name:	Michael F. Winterscheidt
		Title:	Senior Vice President and Chief Accounting Officer
Dated:	August 1, 2019