Form 10-Q
period 2019-09-30
SCIENTIFIC GAMES CORP
filed 2019-11-07
CIK 750004

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549
FORM 10-Q

☒ QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended September 30, 2019

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
If an emerging growth company, indicate by check mark if the registrant has elected not to use the extended transition period for complying with any new or revised financial accounting standards provided pursuant to Section 13(a) of the Exchange Act.  ☐
Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act). Yes ☐ No ☒
The registrant has the following number of shares outstanding of each of the registrant’s classes of common stock as of November 4, 2019:
Common Stock: 93,252,392

SCIENTIFIC GAMES CORPORATION AND SUBSIDIARIES
INDEX TO FINANCIAL INFORMATION
AND OTHER INFORMATION
THREE AND NINE MONTHS ENDED SEPTEMBER 30, 2019

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
Intellectual Property Rights
All ® notices signify marks registered in the United States. © 2019 Scientific Games Corporation. All Rights Reserved.

FORWARD-LOOKING STATEMENTS
Throughout this Quarterly Report on Form 10-Q, we make “forward-looking statements” within the meaning of the U.S. Private Securities Litigation Reform Act of 1995. Forward-looking statements describe future expectations, plans, results or strategies and can often be identified by the use of terminology such as “may,” “will,” “estimate,” “intend,” “plan,” “continue,” “believe,” “expect,” “anticipate,” “target,” “should,” “could,” “potential,” “opportunity,” “goal,” or similar terminology. The forward-looking statements contained in this Quarterly Report on Form 10-Q are generally located in the material set forth under the heading “Management’s Discussion and Analysis of Financial Condition and Results of Operations” but may be found in other locations as well. These statements are based upon management’s current expectations, assumptions and estimates and are not guarantees of timing, future results or performance. Therefore, you should not rely on any of these forward-looking statements as predictions of future events. Actual results may differ materially from those contemplated in these statements due to a variety of risks and uncertainties and other factors, including, among other things:

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

•
possibility that the renewal of LNS’ concession to operate the Italian instant games lottery is not finalized (including as the result of a pending third-party protest against the renewal of the concession, or any appeal from existing court rulings relating to such third-party protest);

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
Due to rounding, certain numbers presented herein may not precisely agree or add up on a cumulative basis to the totals previously reported.

PART I. FINANCIAL INFORMATION

Item 1. Condensed Consolidated Financial Statements
SCIENTIFIC GAMES CORPORATION AND SUBSIDIARIES
CONSOLIDATED STATEMENTS OF OPERATIONS
(Unaudited, in millions, except per share amounts)

	Three Months Ended		Nine Months Ended
	September 30,		September 30,
	2019	2018	2019	2018
Revenue:
Services	$452	$439	$1,368	$1,315
Product sales	255	240	731	721
Instant products	148	142	438	442
Total revenue	855	821	2,537	2,478
Operating Expenses:
Cost of services(1)	133	124	401	371
Cost of product sales(1)	115	110	333	335
Cost of instant products(1)	69	67	211	208
Selling, general and administrative	175	170	535	515
Research and development	47	50	142	153
Depreciation, amortization and impairments	162	166	497	527
Restructuring and other	11	339	24	424
Operating income (loss)	143	(205)	394	(55)
Other (expense) income:
Interest expense	(146)	(147)	(447)	(448)
Earnings from equity investments	4	4	17	16
Loss on debt financing transactions	—	—	(60)	(93)
Gain (loss) on remeasurement of debt	19	(4)	21	29
Other (expense) income, net	(5)	—	2	(2)
Total other expense, net	(128)	(147)	(467)	(498)
Net income (loss) before income taxes	15	(352)	(73)	(553)
Income tax benefit (expense)	3	—	(8)	(6)
Net income (loss)	18	(352)	(81)	(559)
Less: Net income attributable to noncontrolling interest	4	—	6	—
Net income (loss) attributable to SGC	$14	$(352)	$(87)	$(559)

Basic and diluted net income (loss) attributable to SGC per share:
Basic	$0.15	$(3.85)	$(0.94)	$(6.15)
Diluted	$0.15	$(3.85)	$(0.94)	$(6.15)

Weighted average number of shares used in per share calculations:
Basic shares	93	91	93	91
Diluted shares	94	91	93	91
(1) Excludes D&A.
See accompanying notes to condensed consolidated financial statements.

SCIENTIFIC GAMES CORPORATION AND SUBSIDIARIES
CONSOLIDATED STATEMENTS OF COMPREHENSIVE LOSS
(Unaudited, in millions)

	Three Months Ended		Nine Months Ended
	September 30,		September 30,
	2019	2018	2019	2018
Net income (loss)	$18	$(352)	$(81)	$(559)
Other comprehensive loss:
Foreign currency translation loss, net of tax	(38)	(8)	(22)	(46)
Derivative financial instruments unrealized gain (loss), net of tax	3	3	(13)	9
Total comprehensive loss	(17)	(357)	(116)	(596)
Less: comprehensive income attributable to noncontrolling interest	4	—	6	—
Comprehensive loss attributable to SGC	$(21)	$(357)	$(122)	$(596)
See accompanying notes to condensed consolidated financial statements.

SCIENTIFIC GAMES CORPORATION AND SUBSIDIARIES
CONSOLIDATED BALANCE SHEETS
(Unaudited, in millions, except par value)

	September 30, 2019	December 31, 2018
ASSETS
Current assets:
Cash and cash equivalents	$363	$168
Restricted cash	46	39
Accounts receivable, net	636	599
Notes receivable, net	123	114
Inventories	257	216
Prepaid expenses, deposits and other current assets	226	233
Total current assets	1,651	1,369
Non-current assets:
Restricted cash	12	13
Notes receivable, net	52	40
Property and equipment, net	516	547
Operating lease right-of-use assets	107	—
Goodwill	3,251	3,280
Intangible assets, net	1,579	1,809
Software, net	270	285
Equity investments	266	298
Other assets	203	77
Total assets	$7,907	$7,718

LIABILITIES AND STOCKHOLDERS’ DEFICIT
Current liabilities:
Current portion of long-term debt	$288	$45
Accounts payable	253	225
Accrued liabilities	504	477
Total current liabilities	1,045	747
Deferred income taxes	106	108
Operating lease liabilities	91	—
Other long-term liabilities	308	334
Long-term debt, excluding current portion	8,482	8,992
Total liabilities	10,032	10,181
Commitments and contingencies (see Note 16)
Stockholders’ deficit:
Common stock, par value $0.001 per share: 199 shares authorized; 110 and 109 shares issued and 93 and 92 shares outstanding, respectively	1	1
Additional paid-in capital	1,197	835
Accumulated loss	(2,911)	(2,824)
Treasury stock, at cost, 17 shares	(175)	(175)
Accumulated other comprehensive loss	(335)	(300)
Total SGC stockholders’ deficit	(2,223)	(2,463)
Noncontrolling interest	98	—
Total stockholders’ deficit	(2,125)	(2,463)
Total liabilities and stockholders’ deficit	$7,907	$7,718
See accompanying notes to condensed consolidated financial statements.

SCIENTIFIC GAMES CORPORATION AND SUBSIDIARIES
CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS
(Unaudited, in millions)

	Nine Months Ended
	September 30,
	2019	2018
Cash flows from operating activities:
Net loss	$(81)	$(559)
Adjustments to reconcile net loss to cash provided by operating activities	597	678
Changes in working capital accounts, net of effects of acquisitions	(120)	237
Changes in deferred income taxes and other	7	—
Net cash provided by operating activities	403	356
Cash flows from investing activities:
Capital expenditures	(207)	(293)
Acquisitions of businesses and assets, net of cash acquired	—	(274)
Distributions of capital from equity investments	18	24
Additions to equity method investments	(1)	(76)
Net cash used in investing activities	(190)	(619)
Cash flows from financing activities:
Borrowings under revolving credit facility	40	185
Repayments under revolving credit facility	(365)	(490)
Proceeds from issuance of senior notes and term loans	1,100	2,512
Repayment of senior notes and term loans (inclusive of redemption premium)	(1,050)	(2,210)
Repayment of assumed NYX debt	—	(288)
Payments on long-term debt	(33)	(27)
Payments of debt issuance and deferred financing costs	(15)	(39)
Payments on license obligations	(26)	(22)
Sale of future revenue	11	—
Net proceeds from issuance of SciPlay’s common stock	342	—
Payments of deferred SciPlay common stock offering costs	(9)	—
Net redemptions of common stock under stock-based compensation plans and other	(6)	(24)
Net cash used in financing activities	(11)	(403)
Effect of exchange rate changes on cash, cash equivalents and restricted cash	(1)	(2)
Increase (decrease) in cash, cash equivalents and restricted cash	201	(668)
Cash, cash equivalents and restricted cash, beginning of period	220	834
Cash, cash equivalents and restricted cash, end of period	$421	$166

Supplemental cash flow information:
Cash paid for interest	$391	$442
Income taxes paid	28	25
Distributed earnings from equity investments	24	24
Cash paid for contingent consideration included in operating activities	23	—
Supplemental non-cash transactions:
Non-cash rollover and refinancing of Term loans	$—	$3,275
Non-cash interest expense	19	19
NYX non-cash consideration transferred (including 2017 acquisition of ordinary shares)	—	93
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
SciPlay Initial Public Offering and Noncontrolling Interest

On May 7, 2019, SciPlay completed an initial public offering (“IPO”) for an 18.0% minority interest in our Social gaming business, after giving effect to the underwriters’ partial exercise of their over-allotment option on June 4, 2019. SciPlay has two classes of common stock - Class A common stock, which is traded on The NASDAQ Global Select Market under the symbol “SCPL,” and Class B common stock. On all matters submitted to a vote of SciPlay stockholders, Class B common stock entitles SGC to ten votes per share (for so long as the number of shares of SciPlay common stock beneficially owned by SGC represents at least 10% of SciPlay’s outstanding shares of common stock and, thereafter, one vote per share), and SciPlay Class A common stock entitles its owners to one vote per share. As of September 30, 2019, SGC owned all of the outstanding Class B common stock, which represents approximately 82.0% of SciPlay’s total outstanding shares of common stock and approximately 97.9% of the combined voting power of both classes of SciPlay’s outstanding common stock. Accordingly, SGC continues to control shares representing a majority of the combined voting power in SciPlay and continues to have a controlling financial interest in and consolidate SciPlay, subsequent to the IPO.
The corporate structure of the above transaction is commonly referred to as an “Up‑C” structure, which is often used by partnerships and limited liability companies when they undertake an IPO of their business. The Up‑C structure allows us to continue to realize tax benefits associated with owning interests in an entity that is treated as a partnership, or “pass-through” entity, for income tax purposes following the IPO. We continue to maintain a full valuation allowance on certain of our U.S. net deferred tax assets, and we continue to monitor and assess positive and negative evidence with respect to our ability to realize our deferred tax assets.
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

•
An Intercompany Services Agreement, under which SGC provides to SciPlay certain corporate level general and administrative services, including but not limited to, finance, corporate development, human resources, legal (which could include liability related to litigation awards related to SciPlay), information technology and rental fees for shared assets. These expenses are charged to SciPlay and settled in cash.

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

As a result of the IP License Agreement described above, SciPlay is no longer required to pay to Bally Gaming future royalties and or fees for use of intellectual property owned by Bally Gaming or its affiliates for SciPlay’s currently available games. Accordingly, and commencing with the effectiveness of the IP License Agreement as of May 7, 2019, our Gaming business segment AEBITDA no longer benefited from these charges, while our SciPlay business segment AEBITDA increased proportionately. There were no such IP charges for the three months ended September 30, 2019, and the IP charges for the nine months ended September 30, 2019 were $10 million. Such IP charges for the three and nine months ended September 30, 2018 were $7 million and $19 million, respectively. The total amount of such IP charges for the years ended December 31, 2018 and 2017 were $26 million and $24 million, respectively.

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
The noncontrolling interest share of equity in SciPlay is reflected as a component of the noncontrolling interest in the accompanying consolidated balance sheets and was $98 million as of September 30, 2019.

Significant Accounting Policies
There have been no changes to our significant accounting policies described within the Notes of our 2018 10-K other than adoption of ASC 842 described in Note 15.
Computation of Basic and Diluted Net Income (Loss) Per Share
Basic and diluted net income per share for the three months ended September 30, 2019 were computed by dividing net income attributable to SGC by the weighted average number of shares outstanding, and the weighted average number of shares outstanding adjusted to give effect to all potentially dilutive securities using the treasury stock method, respectively.
Basic and diluted net loss per share were the same for the three months ended September 30, 2018 and the nine months ended September 30, 2019 and 2018 as all common stock equivalents during those periods would be anti-dilutive. We excluded 2 million of stock options from the diluted weighted-average common shares outstanding for the nine months ended September 30, 2019 and 3 million of stock options from the diluted weighted-average common shares outstanding for the three and nine months ended September 30, 2018. We excluded 3 million of RSUs from the calculation of diluted weighted-average common shares outstanding for the three months ended September 30, 2018 and both the nine months ended September 30, 2019 and 2018.

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
We do not expect that any other recently issued accounting guidance will have a significant effect on our consolidated financial statements.

(2) Revenue Recognition

The following table disaggregates revenues by type within each of our business segments:

	Three Months Ended September 30,		Nine Months Ended September 30,
	2019	2018	2019	2018
Gaming
Gaming operations	$149	$159	$451	$481
Gaming machine sales	168	167	452	480
Gaming systems	77	70	218	229
Table products	60	52	182	172
Total	$454	$448	$1,303	$1,362

Lottery
Instant products	$150	$142	$440	$442
Lottery systems	70	65	238	174
Total	$220	$207	$678	$616

SciPlay
Mobile	$97	$83	$293	$232
Web and other	19	22	60	70
Total	$116	$105	$353	$302

Digital
Sports and platform	$29	$21	$85	$67
Gaming and other	36	40	118	131
Total	$65	$61	$203	$198

The amount of rental income revenue that is outside the scope of ASC 606 was $91 million and $282 million for the three and nine months ended September 30, 2019, respectively, and $66 million and $202 million for the three and nine months ended September 30, 2018, respectively.

Contract Liabilities and Other Disclosures

The following table summarizes the activity in our contract liabilities for the reporting period:

Nine Months Ended September 30,
2019
Contract liability balance, beginning of period(1)	$97
Liabilities recognized during the period	51
Amounts recognized in revenue from beginning balance	(30)
Contract liability balance, end of period(1)	$118
(1) Contract liabilities are included within Accrued liabilities and Other long-term liabilities in our consolidated balance sheets.

The timing of revenue recognition, billings and cash collections results in billed receivables, unbilled receivables (contract assets), and customer advances and deposits (contract liabilities) on our consolidated balance sheets. Other than contracts with customers with financing arrangements exceeding 12 months, revenue recognition is generally proximal to conversion to cash, except for Lottery instant products sold under POS contracts. Revenue is recognized for such contracts upon delivery to our customers, while conversion to cash is based on the retail sale of the underlying ticket to end consumers. As a result, for such contracts revenue recognition under ASC 606 does not approximate conversion to cash. Total revenue recognized under such contracts for the three and nine months ended September 30, 2019 was $20 million and $69 million, respectively, and was $26 million and $84 million for the three and nine months ended September 30, 2018, respectively. The following table summarizes our receivables and contract asset balances for the periods indicated:

	Receivables	Contract Assets(1)
Beginning of period balance	$753	$114
End of period balance, September 30, 2019	811	136
(1) Contract assets are included primarily within Prepaid expenses, deposits and other current assets in our consolidated balance sheets.

As of September 30, 2019, we did not have material unsatisfied performance obligations for contracts expected to be long-term or contracts for which we recognize revenue at an amount other than for which we have the right to invoice for goods or services delivered or performed.

(3) Business Segments
We report our operations in four business segments—Gaming, Lottery, SciPlay and Digital—representing our different products and services. A detailed discussion regarding the products and services from which each reportable business segment derives its revenue is included in Notes 2 and 3 in our 2018 10-K.
In evaluating financial performance, our Chief Operating Decision Maker focuses on AEBITDA as management’s segment measure of profit or loss, which is described in Note 3 in our 2018 10-K. As a result of the IPO of a minority interest in our Social gaming business, which was completed on May 7, 2019, we now refer to our Social business segment as our SciPlay business segment, and we also changed our calculation of SciPlay business segment AEBITDA beginning with the first quarter of 2019. SciPlay business segment AEBITDA now reflects intercompany charges settled in cash for corporate services and certain royalties paid for by our SciPlay business segment to other segments or to Corporate (included in the “Unallocated and Reconciling Items” column in the tables below). Business segment information for the three and nine months ended September 30, 2018 has been recast to reflect these changes. Additionally, see Note 1 for a description of the IP License Agreement executed in conjunction with the SciPlay IPO that impacts our Gaming business segment and SciPlay business segment AEBITDA commencing with the effectiveness of the IP License Agreement as of May 7, 2019. The accounting policies of our business segments are the same as those described within the Notes in our 2018 10-K. The following tables present our segment information:

	Three Months Ended September 30, 2019
	Gaming	Lottery	SciPlay	Digital	Unallocated and Reconciling Items(1)	Total
Total revenue	$454	$220	$116	$65	$—	$855
AEBITDA	226	99	32	17	(30)	$344
Reconciling items to consolidated net income before income taxes:
D&A	(110)	(14)	(1)	(18)	(19)	(162)
Restructuring and other	(5)	—	—	(5)	(1)	(11)
EBITDA from equity investments					(15)	(15)
Earnings from equity investments					4	4
Interest expense					(146)	(146)
Gain on remeasurement of debt					19	19
Other expense, net					(9)	(9)
Stock-based compensation					(9)	(9)
Net income before income taxes						$15
(1) Includes amounts not allocated to the business segments (including corporate costs) and reconciling items to reconcile the total business segments AEBITDA to our consolidated net income before income taxes.

	Three Months Ended September 30, 2018
	Gaming	Lottery	SciPlay	Digital	Unallocated and Reconciling Items(1)	Total
Total revenue	$448	$207	$105	$61	$—	$821
AEBITDA	233	92	24	12	(35)	$326
Reconciling items to consolidated net loss before income taxes:
D&A	(120)	(15)	(2)	(16)	(13)	(166)
Restructuring and other	(4)	(3)	(9)	(4)	(319)	(339)
EBITDA from equity investments					(14)	(14)
Earnings from equity investments					4	4
Interest expense					(147)	(147)
Loss on remeasurement of debt					(4)	(4)
Other expense, net					(2)	(2)
Stock-based compensation					(10)	(10)
Net loss before income taxes						$(352)
(1) Includes amounts not allocated to the business segments (including corporate costs) and reconciling items to reconcile the total business segments AEBITDA to our consolidated net loss before income taxes.

	Nine Months Ended September 30, 2019
	Gaming	Lottery	SciPlay	Digital	Unallocated and Reconciling Items(1)	Total
Total revenue	$1,303	$678	$353	$203	$—	$2,537
AEBITDA(2)	656	306	90	42	(87)	$1,007
Reconciling items to consolidated net loss before income taxes:
D&A	(336)	(53)	(5)	(56)	(47)	(497)
Restructuring and other	(9)	(1)	(2)	(9)	(3)	(24)
EBITDA from equity investments					(50)	(50)
Earnings from equity investments					17	17
Interest expense					(447)	(447)
Loss on debt refinancing transactions					(60)	(60)
Gain on remeasurement of debt					21	21
Other expense, net					(7)	(7)
Stock-based compensation					(33)	(33)
Net loss before income taxes						$(73)
(1) Includes amounts not allocated to the business segments (including corporate costs) and reconciling items to reconcile the total business segments AEBITDA to our consolidated net loss before income taxes.

(2) Gaming AEBITDA decreased and SciPlay AEBITDA increased compared to prior periods as IP charges are no longer charged to SciPlay per the IP License Agreement discussed in Note 1. The nine months ended September 30, 2019 includes $10 million in such IP charges paid by the SciPlay business segment.

	Nine Months Ended September 30, 2018
	Gaming	Lottery	SciPlay	Digital	Unallocated and Reconciling Items(1)	Total
Total revenue	$1,362	$616	$302	$198	$—	$2,478
AEBITDA	686	286	70	42	(98)	$986
Reconciling items to consolidated net loss before income taxes:
D&A	(380)	(43)	(15)	(49)	(40)	(527)
Restructuring and other	(7)	—	(28)	(14)	(375)	(424)
EBITDA from equity investments					(49)	(49)
Earnings from equity investments					16	16
Interest expense					(448)	(448)
Loss on debt financing transactions					(93)	(93)
Gain on remeasurement of debt					29	29
Other expense, net					(9)	(9)
Stock-based compensation					(34)	(34)
Net loss before income taxes						$(553)
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

(4) Restructuring and other
Restructuring and other includes charges or expenses attributable to: (i) employee severance; (ii) management restructuring and related costs; (iii) restructuring and integration; (iv) cost savings initiatives; (v) major litigation; and (vi) acquisition costs and other unusual items. The following table summarizes pre-tax restructuring and other costs for the periods presented:

	Three Months Ended September 30,		Nine Months Ended September 30,
	2019	2018	2019	2018
Employee severance(1)	$3	$11	$8	$32
Acquisitions and related costs	—	—	—	7
Contingent consideration adjustment	—	8	2	26
Legal and related	—	310	—	336
Restructuring, integration and other	8	10	14	23
Total	$11	$339	$24	$424
(1) Includes employee severance and termination costs associated with restructuring and integration activities.

(5) Accounts and Notes Receivable and Credit Quality of Receivables
Accounts and Notes Receivable

The following table summarizes the components of current and long-term accounts and notes receivable, net:

	September 30, 2019	December 31, 2018
Current:
Accounts receivable	$650	$615
Notes receivable	146	138
Allowance for doubtful accounts and notes	(37)	(40)
Current accounts and notes receivable, net	$759	$713
Long-term:
Notes receivable, net of allowance	52	40
Total accounts and notes receivable, net	$811	$753

Credit Quality of Receivables
The interest rates on our outstanding receivables bearing interest ranged from 3% to 10% at September 30, 2019 and December 31, 2018.
We have certain concentrations of outstanding accounts and notes receivable in international locations that impact our assessment of the credit quality of those receivables. We monitor the macroeconomic and political environment in each of these locations in our assessment of the credit quality of our receivables. We have not identified changes in the aforementioned factors during the nine months ended September 30, 2019 that require a reassessment of our receivable balances. The international locations with significant concentrations (generally deemed to be exceeding 10%) of our notes receivable are as follows:

•
Mexico - Our notes receivable, net, from certain customers in Mexico at September 30, 2019 was $26 million. We collected $23 million of outstanding receivables from these customers during the nine months ended September 30, 2019.

•
Peru - Our notes receivable, net, from certain customers in Peru at September 30, 2019 was $12 million. We collected $5 million of outstanding receivables from these customers during the nine months ended September 30, 2019.

•
Argentina - Our notes receivable, net, from customers in Argentina at September 30, 2019 was $17 million denominated in USD. Our customers are required to, and have continued to, pay us in pesos at the spot exchange rate on the date of payment. We collected $15 million of outstanding receivables from customers in Argentina during the nine months ended September 30, 2019.

In addition to the macroeconomic and political factors noted above, we also evaluated recent payments, receivables aging, any additional security or collateral we had (bills of exchange, pledge agreements, etc.) and other facts and circumstances relevant to our customers’ ability to pay.
The following summarizes the components of total notes receivable, net:

	September 30, 2019	Balances over 90 days past due	December 31, 2018	Balances over 90 days past due
Notes receivable:
Domestic	$84	$13	$55	$6
International	114	19	123	25
Total notes receivable	198	32	178	31

Notes receivable allowance
Domestic	(5)	(5)	(6)	(6)
International	(18)	(18)	(18)	(18)
Total notes receivable allowance	(23)	(23)	(24)	(24)
Notes receivable, net	$175	$9	$154	$7

At September 30, 2019, 5% of our total notes receivable, net, was past due by over 90 days, compared to 4% at December 31, 2018.

We evaluate our exposure to credit loss on notes receivable on both a collective and individual basis. In addition, we evaluate such notes receivable on a geographic basis and take into account any other factors (such as general economic conditions, other macroeconomic considerations, etc.) that could impact our collectability of notes receivable individually or in the aggregate. Accordingly, notes receivable may be evaluated under multiple methodologies, and the resulting allowance is not determined based on one specific methodology, but takes all factors into consideration. The activity in our allowance for notes receivable for each of the nine month periods ended September 30, 2019 and 2018 is as follows:

	Nine Months Ended September 30,
	2019	2018
Beginning allowance for notes receivable	$(24)	$(21)
Provision	(3)	(4)
Charge-offs and recoveries	4	2
Ending allowance for notes receivable	$(23)	$(23)

The fair value of notes receivable is estimated by discounting expected future cash flows using current interest rates at which similar loans would be made to borrowers with similar credit ratings and remaining maturities. As of September 30, 2019 and December 31, 2018, the fair value of notes receivable, net, approximated the carrying value due to contractual terms of notes receivable generally being under 24 months.

(6) Inventories
Inventories consisted of the following as of the dates presented below:

	September 30, 2019	December 31, 2018
Parts and work-in-process	$154	$131
Finished goods	103	85
Total inventories	$257	$216

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

(7) Property and Equipment, net

Property and equipment, net consisted of the following:

	September 30, 2019	December 31, 2018
Land	$20	$15
Buildings and leasehold improvements	152	128
Gaming and lottery machinery and equipment	1,023	1,041
Furniture and fixtures	29	27
Construction in progress	25	17
Other property and equipment	257	240
Less: accumulated depreciation	(990)	(921)
Total property and equipment, net	$516	$547

Depreciation expense is excluded from Cost of services, Cost of product sales, Cost of instant products and Other operating expenses and is separately presented within D&A.

	Three Months Ended		Nine Months Ended
	September 30,		September 30,
	2019	2018	2019	2018(1)
Depreciation expense	$51	$51	$173	$178
(1) Includes assets held for sale impairment charges of $19 million.

During the second quarter of 2019, we reclassified $27 million of assets held for sale to assets held and used due to the assets no longer meeting the assets held for sale criteria. We recorded a $9 million impairment charge during the second quarter of 2019 on these assets.

(8) Intangible Assets, net and Goodwill
Intangible Assets, net
The following tables present certain information regarding our intangible assets as of September 30, 2019 and December 31, 2018.

	September 30, 2019			December 31, 2018
	Gross Carrying Value	Accumulated Amortization	Net Balance	Gross Carrying Value	Accumulated Amortization	Net Balance
Amortizable intangible assets:
Customer relationships	$1,077	$(360)	$717	$1,084	$(299)	$785
Intellectual property	924	(537)	387	931	(453)	478
Licenses	553	(315)	238	546	(253)	293
Brand names	123	(68)	55	123	(59)	64
Trade names	106	(28)	78	108	(23)	85
Patents and other	24	(14)	10	23	(13)	10
	2,807	(1,322)	1,485	2,815	(1,100)	1,715
Non-amortizable intangible assets:
Trade names	96	(2)	94	96	(2)	94
Total intangible assets	$2,903	$(1,324)	$1,579	$2,911	$(1,102)	$1,809

The following reflects intangible amortization expense included within D&A:

	Three Months Ended		Nine Months Ended
	September 30,		September 30,
	2019	2018	2019	2018
Amortization expense	$78	$73	$230	$226

Goodwill
In conjunction with integrating our Digital acquisitions, the implementation of ERP systems in the Digital segment and management changes during the first quarter of 2019, in our Digital business segment, we reviewed our Digital operating segment in accordance with ASC 350 to determine if additional reporting units exist based on the availability of discrete financial information that is regularly reviewed by segment management. We determined that in our Digital operating segment we now have two reporting units: (1) Digital sports and platform and (2) Digital gaming and other. The change in the Digital business segment reporting units resulted in the allocation of the previous Digital reporting unit goodwill balance as follows: $230 million to the new Digital sports and platform reporting unit and $134 million to the new Digital gaming and other reporting unit, which allocation was determined based on the relative fair value approach prescribed by ASC 350. As a result of this change we now have ten reporting units: Instant Products, U.S. Lottery Systems, International Lottery Systems, SG Gaming, legacy U.K. Gaming, Casino Management Systems, Table Products, SciPlay, Digital sports and platform and Digital gaming and other.

The table below reconciles the change in the carrying value of goodwill by business segment for the period from

December 31, 2018 to September 30, 2019.

Goodwill	Gaming	Lottery	SciPlay	Digital	Totals
Balance as of December 31, 2018	$2,449	$352	$115	$364	$3,280
Foreign currency adjustments	(14)	(4)	—	(11)	(29)
Balance as of September 30, 2019	$2,435	$348	$115	$353	$3,251

(9) Software, net
Software, net consisted of the following:

	September 30, 2019	December 31, 2018
Software	$1,184	$1,101
Accumulated amortization	(914)	(816)
Software, net	$270	$285

The following reflects amortization of software included within D&A:

	Three Months Ended		Nine Months Ended
	September 30,		September 30,
	2019	2018	2019	2018
Amortization expense	$33	$42	$94	$123

(10) Equity Investments
Equity investments totaled $266 million and $298 million as of September 30, 2019 and December 31, 2018, respectively. We received distributions and dividends totaling $43 million and $49 million during the nine months ended September 30, 2019 and 2018, respectively, primarily related to our LNS equity investment.

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

Outstanding Debt and Finance Leases

The following table reflects our outstanding debt:

	As of
	September 30, 2019					December 31, 2018
	Final Maturity	Rate(s)	Face value	Unamortized debt discount/premium and deferred financing costs, net	Book value	Book value
Senior Secured Credit Facilities:
Revolver	2020	variable	$—	$—	$—	$325
Term Loan B-5	2024	variable	4,112	(63)	4,049	4,071
SciPlay Revolver	2024	variable	—	—	—	—
Senior Notes:
2025 Secured Notes(1)	2025	5.000%	1,250	(16)	1,234	1,233
2026 Secured Euro Notes(2)	2026	3.375%	355	(5)	350	367
2022 Unsecured Notes	2022	10.000%	1,200	(10)	1,190	2,176
2026 Unsecured Euro Notes(2)	2026	5.500%	273	(4)	269	282
2026 Unsecured Notes	2026	8.250%	1,100	(15)	1,085	—
Subordinated Notes:
2020 Notes	2020	6.250%	244	(1)	243	242
2021 Notes	2021	6.625%	341	(2)	339	337
Finance lease obligations as of September 30, 2019 payable monthly through 2019 and other(3)	2019	3.900%	11	—	11	4
Total long-term debt outstanding			$8,886	$(116)	$8,770	$9,037
Less: current portion of long-term debt					(288)	(45)
Long-term debt, excluding current portion					$8,482	$8,992
Fair value of debt(4)			$9,056

(1) Includes cross-currency interest rate swap agreements that we entered into in 2018, which converted $460 million of U.S. Dollar-denominated 2025 Secured Notes to a fixed-rate Euro-denominated debt, with a fixed annual weighted average interest rate of approximately 2.946% (see Note 16 in our 2018 10-K).
(2) We designated a portion of our 2026 Secured Euro Notes as a net investment non-derivative hedge of our investments in certain of our international subsidiaries that use the Euro as their functional currency in order to reduce the volatility in our operating results caused by the change in foreign currency exchange rates of the Euro relative to the U.S. Dollar (see Note 12 for additional information). The total change in the face value of the 2026 Secured Euro Notes and 2026 Unsecured Euro Notes due to changes in foreign currency exchange rates since the issuance was a reduction of $85 million, of which gains of $19 million and $21 million were recognized on remeasurement of debt in the Consolidated Statements of Operations for the three and nine months ended September 30, 2019, respectively.
(3) Includes $9 million related to certain revenue transactions presented as debt in accordance with ASC 470.
(4) Fair value of our fixed rate and variable interest rate debt is classified within level 2 in the fair value hierarchy and has been calculated based on the quoted market prices of our securities.

We were in compliance with the financial covenants under all debt agreements as of September 30, 2019.
For additional information regarding the terms of our credit agreements, Secured Notes, Unsecured Notes and Subordinated Notes, see Note 16 in our 2018 10-K.
Loss on Debt Financing Transactions

The following are components of the loss on debt financing transactions resulting from debt extinguishment and modification accounting for the nine months ended September 30, 2019 and 2018, none of which were incurred during the three-month periods:

	Nine Months Ended September 30,
	2019	2018
Repayment and cancellation of principal balance at premium	$50	$110
Unamortized debt (premium) discount and deferred financing costs, net	10	(30)
Third party debt issuance fees	—	13
Total loss on debt financing transactions	$60	$93

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
Derivative Financial Instruments
We record derivative financial instruments on the balance sheet at their respective fair values. As of September 30, 2019, we held the following derivative instruments that were accounted for pursuant to ASC 815:
Interest Rate Swap Contracts
We currently use interest rate swap contracts as described below to mitigate gains or losses associated with the change in expected cash flows due to fluctuations in interest rates on our variable rate debt.
In February 2018, we entered into interest rate swap contracts to hedge a portion of our interest expense associated with our variable rate debt to effectively fix the interest rate that we pay. These interest rate swap contracts are designated as cash flow hedges under ASC 815. We pay interest at a weighted-average fixed rate of 2.4418% and receive interest at a variable rate equal to one-month LIBOR. The total notional amount of interest rate swaps outstanding was $800 million as of September 30, 2019. These hedges mature in February 2022.
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
The following table shows the gains (loss) and interest expense recognized on our interest rate swap contracts:

	Three Months Ended		Nine Months Ended
	September 30,		September 30,
	2019	2018	2019	2018
Gain (loss) recorded in accumulated other comprehensive loss, net of tax	$3	$3	$(13)	$9
Interest expense recorded related to interest rate swap contracts	—	—	—	2

We do not expect to reclassify material amounts from Accumulated other comprehensive income (loss) to interest expense in the next twelve months.
The following table shows the effect of interest rate swap contracts designated as cash flow hedges on the consolidated statements of operations:

	Three Months Ended September 30,		Nine Months Ended September 30,
	2019	2018	2019	2018
	Interest expense		Interest expense
Total interest expense which reflects the effects of cash flow hedges	$(146)	$(147)	$(447)	$(448)
Hedged item	(5)	(5)	(15)	(12)
Derivative designated as hedging instrument	5	4	15	9

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
The following table shows the fair value of our hedges:

	Balance Sheet Line Item	September 30, 2019	December 31, 2018
Interest rate swaps (1)(3)	Other liabilities	$19	$—
Cross-currency interest rate swaps (2)(3)	Other assets	55	18
(1) Losses of $2 million and $19 million for the three and nine months ended September 30, 2019, respectively, are reflected in Derivative financial instrument unrealized (loss) gain in Other comprehensive loss.

(2) Gain of $26 million and $37 million for the three and nine months ended September 30, 2019, respectively, are reflected in Foreign currency translation gain (losses) in Other comprehensive loss.
(3) Inputs used to measure the fair value of our interest rate swap contracts are categorized as Level 2 in the fair value hierarchy.

Net Investment Non-derivative Hedge - 2026 Secured Euro Notes
We designated $180 million of our 2026 Secured Euro Notes as a net investment non-derivative hedge of our investments in certain of our international subsidiaries that use the Euro as their functional currency in order to reduce the volatility in our results caused by the changes in foreign currency exchange rates of the Euro relative to the U.S. Dollar.
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
Contingent consideration liabilities as of September 30, 2019 are $19 million of which $9 million is included in Accrued liabilities with the remainder included in Other long-term liabilities. Contingent consideration liabilities as of

December 31, 2018 were $45 million of which $22 million was included in Accrued liabilities with the remainder included in Other long-term liabilities.
We did not have assets and liabilities measured at fair value on a non-recurring basis as of September 30, 2019 other than disclosed in Note 7.

(13) Stockholders’ Deficit
Changes in Stockholders’ Deficit
The following tables present certain information regarding our stockholders’ deficit as of September 30, 2019 and September 30, 2018:

	Common Stock	Additional Paid in Capital	Accumulated Loss	Treasury Stock	Accumulated Other Comprehensive Loss	Noncontrolling Interest	Total
January 1, 2019	$1	$835	$(2,824)	$(175)	$(300)	$—	$(2,463)
Net proceeds of common stock in connection with stock options and RSUs	—	2	—	—	—	—	2
Stock-based compensation	—	11	—	—	—	—	11
Net loss	—	—	(24)	—	—	—	(24)
Other comprehensive income	—	—	—	—	51	—	51
March 31, 2019	$1	$848	$(2,848)	$(175)	$(249)	$—	$(2,423)
Net proceeds of common stock in connection with stock options and RSUs and other	—	2	—	—	—	—	2
Sale of SciPlay common stock and related transactions	—	328	—	—	—	91	419
Stock-based compensation	—	9	—	—	—	1	10
Net loss	—	—	(77)	—	—	2	(75)
Other comprehensive loss	—	—	—	—	(51)	—	(51)
June 30, 2019	$1	$1,187	$(2,925)	$(175)	$(300)	$94	$(2,118)
Net proceeds of common stock in connection with stock options, RSUs and other	—	1	—	—	—	—	1
Stock-based compensation	—	9	—	—	—	—	9
Net income	—	—	14	—	—	4	18
Other comprehensive loss	—	—	—	—	(35)	—	(35)
September 30, 2019	$1	$1,197	$(2,911)	$(175)	$(335)	$98	$(2,125)

	Common Stock	Additional Paid in Capital	Accumulated Loss	Treasury Stock	Accumulated Other Comprehensive Loss	Total
January 1, 2018	$1	$808	$(2,461)	$(175)	$(200)	$(2,027)
Net proceeds of common stock in connection with stock options and RSUs	—	(15)	—	—	—	(15)
Stock-based compensation	—	7	—	—	—	7
Net loss	—	—	(202)	—	—	(202)
Adoption impact of ASC 606	—	—	(11)	—	—	(11)
Other comprehensive income	—	—	—	—	52	52
March 31, 2018	$1	$800	$(2,674)	$(175)	$(148)	$(2,196)
Net proceeds of common stock in connection with stock options and RSUs	—	2	—	—	—	2
Stock-based compensation	—	15	—	—	—	15
Net loss	—	—	(6)	—	—	(6)
Other comprehensive loss	—	—	—	—	(83)	(83)
June 30, 2018	$1	$817	$(2,680)	$(175)	$(231)	$(2,268)
Net proceeds of common stock in connection with stock options and RSUs	—	(3)	—	—	—	(3)
Stock-based compensation	—	9	—	—	—	9
Net loss	—	—	(352)	—	—	(352)
Other comprehensive loss	—	—	—	—	(5)	(5)
September 30, 2018	$1	$823	$(3,032)	$(175)	$(236)	$(2,619)

SciPlay Stock Based Compensation
During the second quarter of 2019, SciPlay adopted the SciPlay Long-Term Incentive Plan (“SciPlay LTIP”). The SciPlay LTIP authorizes the issuance of up to 6.5 million shares of SciPlay’s Class A common stock to be granted in connection with awards of incentive and nonqualified stock options, restricted stock and stock units, stock appreciation rights and performance-based awards. As of September 30, 2019, there were 4.0 million of total time-based and performance-based SciPlay restricted stock units issued with an average grant price of $15.30 per share.

The following reflects total stock-based compensation expense recognized under all programs:

	Three Months Ended		Nine Months Ended
	September 30,		September 30,
	2019	2018	2019	2018
Related to SGC stock options	$1	$3	$4	$11
Related to SGC RSUs	6	7	23	23
Related to SciPlay RSUs	2	—	6	—
Total	$9	$10	$33	$34

(14) Income Taxes
We consider new evidence (both positive and negative) at each reporting date that could affect our view of the future realization of deferred tax assets. Based upon the evaluation of all available evidence, and considering the projected U.S. pre-tax losses for 2019, we maintain a valuation allowance for certain of our U.S. operations as of September 30, 2019. We also maintain other valuation allowances for certain non-U.S. jurisdictions with cumulative losses.

The effective income tax rates for the three and nine months ended September 30, 2019 were (20)% and (11)%, respectively, and 0% and (1%) for the three and nine months ended September 30, 2018, respectively, and were determined using an estimated annual effective tax rate after considering any discrete items for such periods. Due to the aforementioned valuation allowance against certain U.S. net deferred tax assets, the effective tax rates for the three and nine months ended September 30, 2019 and 2018 generally do not include the benefits of the U.S. tax losses; however, we recorded an overall tax benefit in continuing operations for the three months ended September 30, 2019 primarily as a result of other comprehensive income gains in certain of our U.S. operations, which continues to generate losses in continuing operations and maintain a full valuation allowance. The tax benefit in continuing operations is offset by a tax expense booked in other comprehensive income, pursuant to applicable intraperiod allocation rules. We recorded an overall tax expense for the nine months ended September 30, 2019 and 2018 due to foreign pre-tax earnings, and the change in effective tax rates related primarily to the overall mix of income in our foreign jurisdictions.

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

Our total operating lease expenses for the three and nine months ended September 30, 2019 were $9 million and $28 million, respectively, and were $8 million and $23 million for the three and nine months ended September 30, 2018, respectively. The total amount of variable and short term lease payments were immaterial for all periods presented.

Supplemental balance sheet and cash flow information related to operating leases is as follows:

September 30, 2019
Operating lease right-of-use assets	$107
Accrued liabilities	25
Operating lease liabilities	91
Total operating lease liabilities	$116
Right-of-use assets obtained in exchange for lease obligations:
Operating leases	$7
Cash paid for amounts included in the measurement of lease liabilities:
Operating cash flows from operating leases for the nine months period	$25
Weighted average remaining lease term, years	5
Weighted average discount rate	5%

Lease liability maturities:

	Remainder of 2019	2020	2021	2022	2023	Thereafter	Less Imputed Interest	Total
Operating leases	$8	$30	$26	$20	$15	$33	$(16)	$116

As of September 30, 2019, we did not have material additional operating leases that have not yet commenced.

(16) Litigation
We are involved in various routine and other specific legal proceedings, including the following which are described in Note 22 within our 2018 10-K: Colombia litigation, SNAI litigation, Washington State Matter, and the Raqqa Matter. There have been no material changes to these matters since the 2018 10-K was filed with the SEC, except as described below.
We record an accrual for legal contingencies when it is both probable that a liability has been incurred and the amount or range of the loss can be reasonably estimated (although, as discussed below, there may be an exposure to loss in excess of the accrued liability). We evaluate our accruals for legal contingencies at least quarterly and, as appropriate, establish new accruals or adjust existing accruals to reflect (1) the facts and circumstances known to us at the time, including information regarding negotiations, settlements, rulings and other relevant events and developments, (2) the advice and analyses of counsel and (3) the assumptions and judgment of management. Legal costs associated with our legal proceedings are expensed as incurred. We had accrued liabilities of $3 million and $4 million for all of our legal matters that were contingencies as of September 30, 2019 and December 31, 2018, respectively.
Substantially all of our legal contingencies are subject to significant uncertainties and, therefore, determining the likelihood of a loss and/or the measurement of any loss involves a series of complex judgments about future events. Consequently, the ultimate outcomes of our legal contingencies could result in losses in excess of amounts we have accrued.

We may be unable to estimate a range of possible losses for some matters pending against us or our subsidiaries, even when the amount of damages claimed against us or our subsidiaries is stated because, among other things: (1) the claimed amount may be exaggerated or unsupported; (2) the claim may be based on a novel legal theory or involve a large number of parties; (3) there may be uncertainty as to the likelihood of a class being certified or the ultimate size of the class; (4) there may be uncertainty as to the outcome of pending appeals or motions; (5) the matter may not have progressed sufficiently through discovery or there may be significant factual or legal issues to be resolved or developed; and/or (6) there may be uncertainty as to the enforceability of legal judgments and outcomes in certain jurisdictions. Other matters have progressed sufficiently that we are able to estimate a range of possible loss. For those legal contingencies disclosed in Note 22 in our 2018 10-K and this Note 16 as well as those related to the previously disclosed settlement agreement entered into in February 2015 with SNAI S.p.a., as to which a loss is reasonably possible, whether in excess of a related accrued liability or where there is no accrued liability, and for which we are able to estimate a range of possible loss, the current estimated range is up to approximately $13 million in excess of the accrued liabilities (if any) related to those legal contingencies. This aggregate range represents management’s estimate of additional possible loss in excess of the accrued liabilities (if any) with respect to these matters based on currently available information, including any damages claimed by the plaintiffs, and is subject to significant judgment and a variety of assumptions and inherent uncertainties. For example, at the time of making an estimate, management may have only preliminary, incomplete, or inaccurate information about the facts underlying a claim; its assumptions about the future rulings of the court or other tribunal on significant issues, or the behavior and incentives of adverse parties, regulators, indemnitors or co‑defendants, may prove to be wrong; and the outcomes it is attempting to predict are often not amenable to the use of statistical or other quantitative analytical tools. In addition, from time to time an outcome may occur that management had not accounted for in its estimate because it had considered that outcome to be remote. Furthermore, as noted above, the aggregate range does not include any matters for which we are not able to estimate a range of possible loss. Accordingly, the estimated aggregate range of possible loss does not represent our maximum loss exposure. Any such losses could have a material adverse impact on our results of operations, cash flows or financial condition. The legal proceedings underlying the estimated range will change from time to time, and actual results may vary significantly from the current estimate.
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
SciPlay IPO Matter (New York)
On or about October 14, 2019, the Police Retirement System of St. Louis filed a putative class action complaint in New York state court against SciPlay, certain of its executives and directors, and SciPlay’s underwriters with respect to its initial public offering. The plaintiff seeks to represent a class of all persons or entities who acquired Class A common stock of SciPlay pursuant and/or traceable to the Registration Statement filed and issued in connection with SciPlay’s initial public offering on or about May 3, 2019. The complaint asserts claims for alleged violations of Sections 11 and 15 of the Securities Act, 15 U.S.C. § 77, and seeks certification of the putative class; compensatory damages of at least $144.7 million, and the award of the plaintiff’s and the class’s reasonable costs and expenses incurred in the action. We are currently unable to determine the likelihood of an outcome or estimate a range of reasonably possible loss, if any. We believe that the claims in the lawsuit are without merit, and intend to vigorously defend against them.
Sylebra Matter
On October 23, 2019, Sylebra Capital Partners Master Fund, Limited and P Sylebra, Limited (together, “Sylebra”) filed a complaint in Delaware Chancery Court against SGC, Bally Gaming, Inc., and certain of SGC’s current and former executives and directors. The complaint asserts claims for alleged breaches of fiduciary duty and alleged aiding and abetting of such alleged breaches of fiduciary duty; for alleged unjust enrichment; for alleged anticipatory breach of Sylebra’s alleged rights under SGC’s prior Restated Certificate of Incorporation (“prior Charter”) and for alleged breach of that prior Charter; for alleged violations of certain Delaware statutes; and for alleged tortious interference with contract. The complaint seeks injunctive relief, declaratory relief, money damages, and the award of the plaintiffs’ costs and expenses incurred in the action.

We are currently unable to determine the likelihood of an outcome or estimate a range of reasonably possible losses, if any. We believe that the claims in the lawsuit are without merit, and intend to vigorously defend against them.
SciPlay IPO Matter (Nevada)
On or about November 4, 2019, plaintiff John Good filed a putative class action complaint in Nevada state court against SciPlay, certain of its executives and directors, SGC, and SciPlay’s underwriters with respect to SciPlay’s initial public offering. The plaintiff seeks to represent a class of all persons who purchased Class A common stock of SciPlay in or traceable to SciPlay’s initial public offering that it completed on or about May 7, 2019. The complaint asserts claims for alleged violations of Sections 11 and 15 of the Securities Act, 15 U.S.C. § 77, and seeks certification of the putative class; compensatory damages, and the award of the plaintiff’s and the class’s reasonable costs and expenses incurred in the action. We are currently unable to determine the likelihood of an outcome or estimate a range of reasonably possible losses, if any. We believe that the claims in the lawsuit are without merit, and intend to vigorously defend against them.
For additional information regarding our pending litigation matters, see Note 22 in our 2018 10-K.

(17) Financial Information for Guarantor Subsidiaries and Non-Guarantor Subsidiaries
We conduct substantially all of our business through our U.S. and foreign subsidiaries. As of September 30, 2019, SGI’s obligations under the Secured Notes (other than the 2022 Secured Notes, which were redeemed in March 2018), the Unsecured Notes and the Subordinated Notes were fully and unconditionally and jointly and severally guaranteed by SGC and the Guarantor Subsidiaries other than SGI, and certain immaterial subsidiaries of SGC. The guarantees of our Secured Notes (other than the 2022 Secured Notes, which were redeemed in March 2018), Unsecured Notes and Subordinated Notes will terminate under the following customary circumstances: (1) the sale or disposition of the capital stock of the guarantor (including by consolidation or merger of the guarantor into another person); (2) the liquidation or dissolution of the guarantor; (3) the defeasance or satisfaction and discharge of the notes; (4) the release of the guarantor from any guarantees of indebtedness of SGC and SGI; and (5) the proper designation of the guarantor as an unrestricted subsidiary pursuant to the indenture governing the respective notes.
Presented below is condensed consolidating financial information for (1) SGC, (2) SGI, (3) the Guarantor Subsidiaries and (4) the Non-Guarantor Subsidiaries as of September 30, 2019 and December 31, 2018 and for the three and nine months ended September 30, 2019 and 2018. The condensed consolidating financial information has been presented to show the nature of assets held, results of operations and cash flows of SGC, SGI, the Guarantor Subsidiaries and the Non-Guarantor Subsidiaries assuming the current guarantee structures of the Secured Notes (other than the 2022 Secured Notes, which were redeemed in March 2018), the Unsecured Notes and the Subordinated Notes were in effect at the beginning of the periods presented.
     The condensed consolidating financial information reflects the investments of SGC in SGI, the Guarantor Subsidiaries and the Non-Guarantor Subsidiaries using the equity method of accounting. They also reflect the investments of the Guarantor Subsidiaries in the Non-Guarantor Subsidiaries. Net changes in intercompany due from/due to accounts are reported in the accompanying Supplemental Condensed Consolidating Statements of Cash Flows as investing activities if the applicable entities have a net investment (asset) in intercompany accounts and as a financing activity if the applicable entities have a net intercompany borrowing (liability) balance.

SCIENTIFIC GAMES CORPORATION AND SUBSIDIARIES
SUPPLEMENTAL CONDENSED CONSOLIDATING BALANCE SHEET
As of September 30, 2019

	SGC (Parent)	SGI (Issuer1)	Guarantor Subsidiaries	Non-Guarantor Subsidiaries	Eliminating Entries	Consolidated
Assets
Cash and cash equivalents	$194	$—	$—	$170	$(1)	$363
Restricted cash	—	1	37	8	—	46
Accounts receivable, net	—	105	193	338	—	636
Notes receivable, net	—	—	110	13	—	123
Inventories	—	53	114	103	(13)	257
Prepaid expenses, deposits and other current assets	6	57	70	92	1	226
Property and equipment, net	32	95	223	197	(31)	516
Operating lease right-of-use asset	1	24	32	50	—	107
Investment in subsidiaries	3,147	992	1,162	—	(5,301)	—
Goodwill	—	240	1,897	1,114	—	3,251
Intangible assets, net	34	34	1,137	374	—	1,579
Intercompany balances	—	5,871	70	—	(5,941)	—
Software, net	59	36	98	77	—	270
Other assets(2)	105	436	45	385	(438)	533
Total assets	$3,578	$7,944	$5,188	$2,921	$(11,724)	$7,907
Liabilities and stockholders’ (deficit) equity
Current portion of long-term debt	$—	$285	$2	$1	$—	$288
Other current liabilities	79	215	250	246	(33)	757
Long-term debt, excluding current portion	—	8,474	8	—	—	8,482
Operating lease liabilities	1	20	27	43	—	91
Other long-term liabilities	92	25	593	174	(470)	414
Intercompany balances	5,629	—	—	312	(5,941)	—
Total SGC stockholders’ (deficit) equity	(2,223)	(1,075)	4,308	2,047	(5,280)	(2,223)
Noncontrolling interest	—	—	—	98	—	98
Total liabilities and total stockholders’ (deficit) equity	$3,578	$7,944	$5,188	$2,921	$(11,724)	$7,907
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

SCIENTIFIC GAMES CORPORATION AND SUBSIDIARIES
SUPPLEMENTAL CONDENSED CONSOLIDATING STATEMENT OF
OPERATIONS AND COMPREHENSIVE (LOSS) INCOME
Three Months Ended September 30, 2019

	SGC (Parent)	SGI (Issuer1)	Guarantor Subsidiaries	Non-Guarantor Subsidiaries	Eliminating Entries	Consolidated
Revenue	$—	$139	$376	$419	$(79)	$855
Cost of services, cost of product sales and cost of instant products(2)	—	93	119	170	(65)	317
SG&A	34	9	55	88	(11)	175
R&D	—	1	22	24	—	47
D&A	16	8	99	44	(5)	162
Restructuring and other	—	1	2	8	—	11
Operating (loss) income	(50)	27	79	85	2	143
Interest expense	—	(146)	—	—	—	(146)
Gain on remeasurement of debt	—	19	—	—	—	19
Other income (expense), net	14	129	(117)	(27)	—	(1)
Net (loss) income before equity in income of subsidiaries and income taxes	(36)	29	(38)	58	2	15
Equity in income of subsidiaries	36	9	22	—	(67)	—
Income tax benefit (expense)	14	(8)	8	(11)	—	3
Net income (loss)	14	30	(8)	47	(65)	18
Less: Net income attributable to noncontrolling interest	—	—	—	4	—	4
Net income (loss) attributable to SGC	$14	$30	$(8)	$43	$(65)	$14
Net income (loss)	$14	$30	$(8)	$47	$(65)	$18
Other comprehensive (loss) income	(35)	30	(1)	(61)	32	(35)
Total comprehensive (loss) income	(21)	60	(9)	(14)	(33)	(17)
Less: comprehensive income attributable to noncontrolling interest	—	—	—	4	—	4
Comprehensive (loss) income attributable to SGC	$(21)	$60	$(9)	$(18)	$(33)	$(21)
(1) Issuer of obligations under the Subordinated Notes, the Unsecured Notes and the Secured Notes. (2) Excludes D&A.

SCIENTIFIC GAMES CORPORATION AND SUBSIDIARIES
SUPPLEMENTAL CONDENSED CONSOLIDATING STATEMENT OF
OPERATIONS AND COMPREHENSIVE (LOSS) INCOME
Three Months Ended September 30, 2018

	SGC (Parent)	SGI (Issuer1)	Guarantor Subsidiaries	Non-Guarantor Subsidiaries	Eliminating Entries	Consolidated
Revenue	$—	$138	$404	$361	$(82)	$821
Cost of services, cost of product sales and cost of instant products(2)	—	90	119	160	(68)	301
SG&A	38	12	57	76	(13)	170
R&D	—	—	21	29	—	50
D&A	11	9	106	45	(5)	166
Restructuring and other	320	3	4	12	—	339
Operating (loss) income	(369)	24	97	39	4	(205)
Interest expense	—	(147)	—	—	—	(147)
Gain on remeasurement of debt	—	(4)	—	—	—	(4)
Other income (expense), net	16	130	(123)	(19)	—	4
Net (loss) income before equity in income of subsidiaries and income taxes	(353)	3	(26)	20	4	(352)
Equity in income (loss) of subsidiaries	—	4	(10)	—	6	—
Income tax benefit (expense)	1	(1)	6	(6)	—	—
Net (loss) income	$(352)	$6	$(30)	$14	$10	$(352)
Other comprehensive (loss) income	(5)	11	(10)	(2)	1	(5)
Comprehensive (loss) income	$(357)	$17	$(40)	$12	$11	$(357)
(1) Issuer of obligations under the Subordinated Notes, the Unsecured Notes (other than the 2026 Unsecured Notes, which were not issued until March 2019) and the Secured Notes. (2) Excludes D&A.

SCIENTIFIC GAMES CORPORATION AND SUBSIDIARIES
SUPPLEMENTAL CONDENSED CONSOLIDATING STATEMENT OF
OPERATIONS AND COMPREHENSIVE (LOSS) INCOME
Nine Months Ended September 30, 2019

	SGC (Parent)	SGI (Issuer1)	Guarantor Subsidiaries	Non-Guarantor Subsidiaries	Eliminating Entries	Consolidated
Revenue	$—	$444	$1,092	$1,211	$(210)	$2,537
Cost of services, cost of product sales and cost of instant products(2)	—	288	329	498	(170)	945
SG&A	100	29	162	276	(32)	535
R&D	—	3	64	75	—	142
D&A	40	33	302	136	(14)	497
Restructuring and other	2	2	5	15	—	24
Operating (loss) income	(142)	89	230	211	6	394
Interest expense	—	(447)	—	—	—	(447)
Loss on debt financing transactions	—	(60)	—	—	—	(60)
Gain on remeasurement of debt	—	21	—	—	—	21
Other income (expense), net	50	392	(360)	(63)	—	19
Net (loss) income before equity in income of subsidiaries and income taxes	(92)	(5)	(130)	148	6	(73)
Equity in income of subsidiaries	12	18	45	—	(75)	—
Income tax (expense) benefit	(7)	1	30	(32)	—	(8)
Net (loss) income	(87)	14	(55)	116	(69)	(81)
Less: Net income attributable to noncontrolling interest	—	—	—	6	—	6
Net (loss) income attributable to SGC	$(87)	$14	$(55)	$110	$(69)	$(87)
Net (loss) income	$(87)	$14	$(55)	$116	$(69)	$(81)
Other comprehensive (loss) income	(35)	24	(2)	(56)	34	(35)
Total comprehensive (loss) income	(122)	38	(57)	60	(35)	(116)
Less: comprehensive income attributable to noncontrolling interest	—	—	—	6	—	6
Comprehensive (loss) income attributable to SGC	$(122)	$38	$(57)	$54	$(35)	$(122)
(1) Issuer of obligations under the Subordinated Notes, the Unsecured Notes and the Secured Notes. (2) Excludes D&A.

SCIENTIFIC GAMES CORPORATION AND SUBSIDIARIES
SUPPLEMENTAL CONDENSED CONSOLIDATING STATEMENT OF
OPERATIONS AND COMPREHENSIVE (LOSS) INCOME
Nine Months Ended September 30, 2018

	SGC (Parent)	SGI (Issuer1)	Guarantor Subsidiaries	Non-Guarantor Subsidiaries	Eliminating Entries	Consolidated
Revenue	$—	$404	$1,196	$1,107	$(229)	$2,478
Cost of services, cost of product sales and cost of instant products(2)	—	263	369	472	(190)	914
SG&A	119	32	166	238	(40)	515
R&D	—	1	66	85	1	153
D&A	32	24	339	143	(11)	527
Restructuring and other	375	—	8	42	(1)	424
Operating (loss) income	(526)	84	248	127	12	(55)
Interest expense	—	(448)	—	—	—	(448)
Loss on debt financing transactions	—	(93)	—	—	—	(93)
Gain on remeasurement of debt	—	29	—	—	—	29
Other income (expense), net	49	399	(375)	(59)	—	14
Net (loss) income before equity in income of subsidiaries and income taxes	(477)	(29)	(127)	68	12	(553)
Equity in (loss) income of subsidiaries	(60)	22	(17)	—	55	—
Income tax (expense) benefit	(22)	7	27	(18)	—	(6)
Net (loss) income	$(559)	$—	$(117)	$50	$67	$(559)
Other comprehensive (loss) income	(37)	23	(23)	(48)	48	(37)
Comprehensive (loss) income	$(596)	$23	$(140)	$2	$115	$(596)
(1) Issuer of obligations under the Subordinated Notes, the Unsecured Notes (other than the 2026 Unsecured Notes, which were not issued until March 2019) and the Secured Notes. (2) Excludes D&A.

SCIENTIFIC GAMES CORPORATION AND SUBSIDIARIES
SUPPLEMENTAL CONDENSED CONSOLIDATING STATEMENT OF CASH FLOWS
Nine Months Ended September 30, 2019

	SGC (Parent)	SGI (Issuer1)	Guarantor Subsidiaries	Non-Guarantor Subsidiaries	Eliminating Entries	Consolidated
Net cash (used in) provided by operating activities	$(36)	$77	$146	$216	$—	$403
Cash flows from investing activities:
Capital expenditures	(17)	(22)	(85)	(83)	—	(207)
Distributions of capital from equity investments	—	—	—	18	—	18
Additions to equity method investments	—	(1)	—	—	—	(1)
Other, principally change in intercompany investing activities	—	268	(61)	—	(207)	—
Net cash (used in) provided by investing activities	(17)	245	(146)	(65)	(207)	(190)
Cash flows from financing activities:
Payments of long-term debt, net of proceeds	—	(306)	—	(2)	—	(308)
Payments of debt issuance and deferred financing costs	—	(14)	—	(1)	—	(15)
Payments on license obligations	(20)	(1)	(5)	—	—	(26)
Sale of future revenue	—	—	11	—	—	11
Net proceeds from the sale of SciPlay common stock	—	—	—	342	—	342
Payments of deferred SciPlay common stock offering costs	—	—	—	(9)	—	(9)
Net redemptions of common stock under stock-based compensation plans and other	—	(2)	(2)	(2)	—	(6)
Other, principally change in intercompany financing activities	193	—	—	(400)	207	—
Net cash provided by (used in) financing activities	173	(323)	4	(72)	207	(11)
Effect of exchange rate changes on cash, cash equivalents and restricted cash	—	—	—	(1)	—	(1)
Increase (decrease) in cash, cash equivalents and restricted cash	120	(1)	4	78	—	201
Cash, cash equivalents and restricted cash, beginning of period	74	2	44	101	(1)	220
Cash, cash equivalents and restricted cash, end of period	$194	$1	$48	$179	$(1)	$421
(1) Issuer of obligations under the Subordinated Notes, the Unsecured Notes and the Secured Notes.

SCIENTIFIC GAMES CORPORATION AND SUBSIDIARIES
SUPPLEMENTAL CONDENSED CONSOLIDATING STATEMENT OF CASH FLOWS
Nine Months Ended September 30, 2018

	SGC (Parent)	SGI (Issuer1)	Guarantor Subsidiaries	Non-Guarantor Subsidiaries	Eliminating Entries	Consolidated
Net cash (used in) provided by operating activities	$(56)	$30	$153	$231	$(2)	$356
Cash flows from investing activities:
Capital expenditures	(30)	(57)	(122)	(84)	—	(293)
Acquisitions of businesses and assets, net of cash acquired	—	—	(10)	(264)	—	(274)
Distributions of capital from equity investments	—	—	—	24	—	24
Additions to equity method investments	—	(2)	—	(74)	—	(76)
Other, principally change in intercompany investing activities	—	91	(15)	—	(76)	—
Net cash (used in) provided by investing activities	(30)	32	(147)	(398)	(76)	(619)
Cash flows from financing activities:
Proceeds net of payments on long-term debt	—	(24)	—	(6)	—	(30)
Repayment of assumed NYX debt	—	—	—	(288)	—	(288)
Payments of debt issuance and deferred financing costs	—	(39)	—	—	—	(39)
Payments on license obligations	(20)	—	(2)	—	—	(22)
Net redemptions of common stock under stock-based compensation plans and other	(22)	—	(2)	—	—	(24)
Other, principally change in intercompany financing activities	(565)	—	—	489	76	—
Net cash (used in) provided by financing activities	(607)	(63)	(4)	195	76	(403)
Effect of exchange rate changes on cash, cash equivalents and restricted cash	—	—	—	(2)	—	(2)
(Decrease) increase in cash, cash equivalents and restricted cash	(693)	(1)	2	26	(2)	(668)
Cash, cash equivalents and restricted cash, beginning of period	732	1	44	60	(3)	834
Cash, cash equivalents and restricted cash end of period	$39	$—	$46	$86	$(5)	$166
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

You can access our filings with the SEC through the SEC website at www.sec.gov or through our website, and we strongly encourage you to do so. We routinely post information that may be important to investors on our website at www.scientificgames.com/investors/, and we use this website address as a means of disclosing material information to the public in a broad, non-exclusionary manner for purposes of the SEC’s Regulation Fair Disclosure (Reg FD). The contents of our website are not incorporated by reference in this Form 10-Q and shall not be deemed “filed” under the Securities Exchange Act of 1934, as amended.

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
Recent Events

•
In November 2019, we received commitments from certain revolving lenders to, among other things, extend approximately $600 million of commitments under the existing revolving credit facility for a five-year period and provide for step-downs in the consolidated net first lien leverage ratio covenant to 4.75x of Consolidated EBITDA (as defined in the credit agreement) beginning with the fiscal quarter ended December 31, 2020 and 4.50x beginning with the fiscal quarter ended December 31, 2021 (the “Credit Agreement Amendment”), subject to definitive documentation. We are still in discussions with other lenders regarding potential additional extended revolver commitments. We anticipate that we will enter into the Credit Agreement Amendment in mid-November 2019, subject to customary closing conditions. However, we cannot assure whether, when, and on what terms, we will be able to ultimately enter in the Credit Agreement Amendment.

Segments
We report our operations in four business segments—Gaming, Lottery, SciPlay and Digital—representing our different products and services. As a result of the SciPlay IPO and starting with the first quarter of 2019, we changed the calculation of SciPlay business segment AEBITDA, which now reflects corporate services obtained under the Intercompany Services Agreement and certain IP charges paid by the SciPlay business segment to the Gaming business segment under the IP License Agreement. Business segment information for the three and nine months ended September 30, 2018 has been recast to reflect these changes.  See “— Business Segments Results” below and Note 3 for additional business segment information.
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

	Three Months Ended				Nine Months Ended
	September 30,				September 30,
	2019		2018		2019		2018
($ in millions)	Revenue	% Consolidated Revenue	Revenue	% Consolidated Revenue	Revenue	% Consolidated Revenue	Revenue	% Consolidated Revenue
Foreign Currency:
British Pound Sterling	$82	10%	$72	9%	$245	10%	$235	10%
Euro	58	7%	55	7%	175	7%	169	7%
Australian Dollar	25	3%	27	3%	67	3%	80	3%
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

CONSOLIDATED RESULTS

	Three Months Ended September 30,		Variance		Nine Months Ended September 30,		Variance
($ in millions)	2019	2018	2019 vs. 2018		2019	2018	2019 vs. 2018
Total revenue	$855	$821	$34	4%	$2,537	$2,478	$59	2%
Total operating expenses	712	1,026	(314)	(31)%	2,143	2,533	(390)	(15)%
Operating income (loss)	143	(205)	348	nm	394	(55)	449	nm
Net income (loss) before income taxes	15	(352)	367	nm	(73)	(553)	480	(87)%
Net income (loss)	18	(352)	370	nm	(81)	(559)	478	(86)%
Net income (loss) attributable to SGC	$14	$(352)	$366	nm	$(87)	$(559)	$472	(84)%
nm = not meaningful.

Revenue

	Three Months Ended September 30,		Variance		Nine Months Ended September 30,		Variance
($ in millions)	2019	2018	2019 vs. 2018		2019	2018	2019 vs. 2018
Gaming	$454	$448	$6	1%	$1,303	$1,362	$(59)	(4)%
Lottery	220	207	13	6%	678	616	62	10%
SciPlay	116	105	11	11%	353	302	51	17%
Digital	65	61	4	7%	203	198	5	3%
Total revenue	$855	$821	$34	4%	$2,537	$2,478	$59	2%

Gaming revenue increased for the three-month period primarily due to increases in table products and gaming systems revenue, partially offset by lower gaming operations revenue. Gaming revenue decreased for the nine-month period primarily due to lower gaming operations revenue coupled with decreases in gaming machine sales and gaming systems revenue. The decrease in gaming operations revenue was primarily due to the lower U.S. and Canada ending installed base units coupled with lower average daily revenue. The decrease in gaming machine sales was primarily due to lower U.S. and Canada new unit sales coupled with lower average sales price per new unit, while the decrease in gaming systems revenue for the nine-month period is due to lower system and iVIEW® installations due to certain Canadian contracts that are nearing completion of systems launches.
Lottery revenue increased for both periods primarily due to higher lottery systems revenue driven by equipment sales and organic domestic growth coupled with an increase in instant products revenue for the three-month period.

SciPlay revenue increased for both periods primarily due to continued growth in our mobile platform business, reflecting the ongoing popularity of Jackpot Party® Casino, MONOPOLY Slots, Bingo Showdown®, 88 Fortunes®, and Quick Hit® Slots.
Digital revenue increased for both periods primarily due to increases in sports and platform revenue driven by growth in sports and iLottery offerings, which were partially offset by lower gaming and other revenue.
Operating expenses

	Three Months Ended September 30,		Variance		Nine Months Ended September 30,		Variance
($ in millions)	2019	2018	2019 vs. 2018		2019	2018	2019 vs. 2018
Operating expenses:
Cost of services	$133	$124	$9	7%	$401	$371	$30	8%
Cost of product sales	115	110	5	5%	333	335	(2)	(1)%
Cost of instant products	69	67	2	3%	211	208	3	1%
SG&A	175	170	5	3%	535	515	20	4%
R&D	47	50	(3)	(6)%	142	153	(11)	(7)%
D&A	162	166	(4)	(2)%	497	527	(30)	(6)%
Restructuring and other	11	339	(328)	(97)%	24	424	(400)	(94)%
Total operating expenses	$712	$1,026	$(314)	(31)%	$2,143	$2,533	$(390)	(15)%
Cost of revenue
The increase in cost of revenue for the three and nine months is due to increases in cost of services primarily driven by revenue growth in the SciPlay business segment coupled with increases in cost of instant product sales driven by higher Lottery revenue.
SG&A
The increase for the nine months is primarily due to higher SciPlay SG&A primarily driven by $24 million in marketing and player acquisition costs coupled with an increase in stock-based compensation, partially offset by higher legal fees in the prior year related to the Shuffle Tech Matter.
D&A
The decrease for the nine months is due to certain Gaming segment acquired intangible assets becoming fully depreciated during the first quarter of 2018, a $10 million higher impairment charge related to assets held for sale in the prior year period and higher Lottery segment D&A associated with certain lottery system contracts.
Restructuring and other
The decrease for both periods is primarily due to the nonrecurring nature of the Shuffle Tech Matter related charge recorded in the prior year. Additionally, the prior year nine months included an $26 million non-cash fair value contingent consideration remeasurement charge compared to $2 million in the current year nine-month period. See Note 4 for additional details on Restructuring and other charges.
Other Factors Affecting Net Income (Loss) Attributable to SGC

	Three Months Ended September 30,		Nine Months Ended September 30,		Factors Affecting Net Income (Loss) Attributable to SGC
(in millions)	2019	2018	2019	2018	2019 vs. 2018
Loss on debt financing transactions	$—	$—	$(60)	$(93)
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

Gain (loss) on remeasurement of debt	19	(4)	21	29
Gains and (losses) are attributable to remeasurement of the 2026 Secured Euro Notes and 2026 Unsecured Euro Notes and primarily reflect changes in the Euro vs. the U.S. Dollar foreign exchange rates between the periods.

Income tax benefit (expense)	3	—	(8)	(6)	The change is primarily due to the overall mix of income in our foreign jurisdictions (see Note 14).
Net income attributable to noncontrolling interest	4	—	6	—	The three and nine month periods ended September 30, 2019 reflect SciPlay noncontrolling interest (see Note 1).

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

Results of Operations and Key Performance Indicators for Gaming

	Three Months Ended September 30,		Variance		Nine Months Ended September 30,		Variance
($ in millions)	2019	2018	2019 vs. 2018		2019	2018	2019 vs. 2018
Total revenue	$454	$448	$6	1%	$1,303	$1,362	$(59)	(4)%
Total operating expenses	349	345	4	1%	1,012	1,078	(66)	(6)%
AEBITDA(1)	226	233	(7)	(3)%	656	686	(30)	(4)%
(1) The nine months ended September 30, 2019 includes $10 million in IP charges paid by the SciPlay business segment, which are no longer being paid as of May 7, 2019 in connection with the IP License Agreement described in Note 1. The IP charges for the three and nine months ended September 30, 2018 were $7 million and $19 million, respectively.

Revenue

	Three Months Ended September 30,		Variance		Nine Months Ended September 30,		Variance
($ in millions)	2019	2018	2019 vs. 2018		2019	2018	2019 vs. 2018
Revenue:
Gaming operations	$149	$159	$(10)	(6)%	$451	$481	$(30)	(6)%
Gaming machine sales	168	167	1	1%	452	480	(28)	(6)%
Gaming systems	77	70	7	10%	218	229	(11)	(5)%
Table products	60	52	8	15%	182	172	10	6%
Total revenue	$454	$448	$6	1%	$1,303	$1,362	$(59)	(4)%

F/X impact on revenue	$(3)	$—			$(11)	$13

KPIs:
U.S. and Canada units(1):
Installed base at period end	31,509	33,530	(2,021)	(6)%	31,509	33,530	(2,021)	(6)%
Average daily revenue per unit	$38.85	$39.44	$(0.59)	(1)%	$38.75	$38.86	$(0.11)	—%

International units(1):
Installed base at period end	33,663	33,567	96	—%	33,663	33,567	96	—%
Average daily revenue per unit	$9.73	$10.50	$(0.77)	(7)%	$10.80	$11.53	$(0.73)	(6)%

Gaming machine unit sales:
U.S. and Canada new unit shipments	5,530	5,038	492	10%	15,002	15,454	(452)	(3)%
International new unit shipments	2,731	2,625	106	4%	7,544	7,318	226	3%
Total new unit shipments	8,261	7,663	598	8%	22,546	22,772	(226)	(1)%
Average sales price per new unit	$17,500	$18,199	$(699)	(4)%	$17,369	$17,874	$(505)	(3)%
(1) Effective the first quarter of 2019, we changed our gaming operation KPIs, which now reflect the installed base and average daily revenue broken down into two categories: U.S. and Canada and International. This change reflects how the management team views the business and provides a clear representation of what drives our operating results.

Gaming Operations
Gaming operations revenue decreased for the three and nine months due to a 2,021-unit decrease in the ending installed base in the U.S. and Canada coupled with a decrease in U.S. and Canada average daily revenue of $0.59 per unit for the three-month period and $0.11 per unit for the nine-month period primarily due to a strategic long-term relationship entered into during 2018 that converted a number of units to sale in Oklahoma. International average daily revenue per unit for the three- and nine-month periods decreased by $0.77 and $0.73, respectively, which was partially offset by a 96-unit increase in International ending installed base.

Gaming Machine Sales
Gaming machine sales revenue decreased for the nine-month period due to a decrease in U.S. and Canada new unit shipments coupled with a decrease in the average sales price per unit. The prior year three- and nine-month periods include sales resulting from a strategic long-term relationship described above.
The following table summarizes Gaming machine sales changes:

	Three Months Ended September 30,		Variance		Nine Months Ended September 30,		Variance
	2019	2018	2019 vs. 2018		2019	2018	2019 vs. 2018
U.S. and Canada unit shipments:
Replacement units	4,152	4,266	(114)	(3)%	10,789	12,397	(1,608)	(13)%
Casino opening and expansion units	1,378	772	606	78%	4,213	3,057	1,156	38%
Total unit shipments	5,530	5,038	492	10%	15,002	15,454	(452)	(3)%

International unit shipments:
Replacement units	2,631	2,414	217	9%	7,388	6,846	542	8%
Casino opening and expansion units	100	211	(111)	(53)%	156	472	(316)	(67)%
Total unit shipments	2,731	2,625	106	4%	7,544	7,318	226	3%
Gaming Systems

Gaming systems revenue increased for the three months primarily due to service revenue and the timing of software installations related to certain Canadian contracts, which were partially offset by a decrease in hardware revenue related to both domestic and international customers.
Gaming systems revenue decreased for the nine months primarily due to fewer installations of new systems in casinos as a result of fewer casino openings and expansions, and lower iVIEW installations due to certain Canadian contracts that are nearing completion of systems launches.
Table Products
Table products revenue increased for both periods primarily due to increased Shuffler sales.
Operating Expenses
The decrease in operating expenses for the nine months is primarily due to lower cost of revenue on the lower unit sales, coupled with lower D&A as a result of certain Gaming segment acquired intangible assets becoming fully depreciated during the first quarter of 2018 and a $10 million higher impairment charge related to assets held for sale in the prior year period.
AEBITDA
The decrease in AEBITDA for the three months is primarily due to a reduction of IP charges paid by the SciPlay business segment, which ended as of May 7, 2019 in connection with the IP License Agreement described in Note 1. The decrease in AEBITDA for the nine months is primarily due to lower revenue coupled with the reduction of IP charges paid by the SciPlay business segment.
AEBITDA as a percentage of revenue (“AEBITDA margin”) for the nine-month period was flat while the three-month period AEBITDA margin decreased by 2 percentage points due to the reduction in IP charges and change in overall revenue mix.

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
Current Year Update
We believe we will continue to face intense price-based competition in our Lottery business. In the near term, we also expect to see an increase in the number of jurisdictions that seek lottery operations managed services and to face strong competition from both traditional and new competitors with respect to these opportunities. In addition, we anticipate that lottery RFPs, specifically those for certain of our international customers, could increasingly include terms that expose us to increased risk, such as requiring the guarantee of specific income thresholds or significant upfront payments.

•
On March 4, 2019, we won a 10-year sports betting joint-venture contract to be the primary supplier and service provider to Turkey, Europe’s second largest state-sponsored sports betting market and among the top four in the world in sales.

•
On July 22, 2019, we entered into an agreement with a joint venture comprised of SISAL and Demiroren to act as the joint venture’s exclusive provider of instant tickets, an instant ticket validation system, our next generation of WAVETM retail lottery terminals, and associated services in support of the Turkey national lottery.

•
We entered into an agreement with SISAL that became effective on September 18, 2019, the day SISAL won the GNTN pari-mutuel games tender in Italy, which provides for the exclusive supply of our next generation of WAVE retail lottery terminals and associated services.

Results of Operations and Key Performance Indicators for Lottery

	Three Months Ended September 30,		Variance		Nine Months Ended September 30,		Variance
($ in millions)	2019	2018	2019 vs. 2018		2019	2018	2019 vs. 2018
Total revenue	$220	$207	$13	6%	$678	$616	$62	10%
Total operating expenses	151	146	5	3%	473	421	52	12%
AEBITDA	99	92	7	8%	306	286	20	7%

Revenue

	Three Months Ended September 30,		Variance		Nine Months Ended September 30,		Variance
($ in millions)	2019	2018	2019 vs. 2018		2019	2018	2019 vs. 2018
Revenue:
Instant products	$150	$142	$8	6%	$440	$442	$(2)	0%
Lottery systems	70	65	5	8%	238	174	64	37%
Total revenue	$220	$207	$13	6%	$678	$616	$62	10%

F/X impact on revenue	$(2)	$—			$(8)	$6
Instant products revenue increased in the three-month period primarily due to organic growth in domestic and international sales, and Lottery systems grew principally from international terminals and software sales. Lottery systems drove the nine-month revenue increase primarily due to global hardware and software sales.
Operating Expenses
Operating expenses for both periods increased primarily due to the costs of revenue associated with the lottery systems revenue growth.
AEBITDA

AEBITDA improved for the three-month period primarily due to an increase in instant products revenue and for the nine-month period primarily due to systems revenue. AEBITDA margin for the three-month period improved by 1 percentage point and decreased for the nine-month period by 1 percentage point.

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
Our apps include Jackpot Party Casino, Gold Fish® Casino, Quick Hit Slots, Hot Shot Casino®, Bingo Showdown, 88 Fortunes, and MONOPOLY Slots on various platforms which include Facebook, Apple, Google, and Amazon.
Current Year Update
We continue to pursue our multi-product strategy in our SciPlay business segment. On May 7, 2019, we completed the IPO for an 18.0% minority interest in our Social gaming business, after giving effect to the underwriters’ partial exercise of their over-allotment option on June 4, 2019 (see Note 1).

Results of Operations and Key Performance Indicators for SciPlay

	Three Months Ended September 30,		Variance		Nine Months Ended September 30,		Variance
($ in millions)	2019	2018	2019 vs. 2018		2019	2018	2019 vs. 2018
Total revenue	$116	$105	$11	11%	$353	$302	$51	17%
Operating expenses	88	93	(5)	(6)%	278	276	3	1%
AEBITDA(1)	32	24	8	35%	90	70	21	30%
(1) The nine months ended September 30, 2019 includes a charge of $10 million for IP charges paid to the Gaming business segment. These payments are no longer being paid as of May 7, 2019 in connection with the IP License Agreement described in Note 1. The IP charges for the three and nine months ended September 30, 2018 were $7 million and $19 million, respectively.

Revenue

	Three Months Ended September 30,		Variance		Nine Months Ended September 30,		Variance
($ in millions)	2019	2018	2019 vs. 2018		2019	2018	2019 vs. 2018
Revenue:
Mobile	$97	$83	$14	18%	$293	$232	$61	26%
Web and other	19	22	(3)	(17)%	60	70	(10)	(15)%
Total revenue	$116	$105	$11	11%	$353	$302	$51	17%

KPIs:
SciPlay business segment:
Mobile Penetration(1)	84%	79%	5 pp	nm	83%	77%	6 pp	nm
Average MAU(2)	7.8	8.4	(0.6)	(7)%	8.1	8.2	(0.1)	(1)%
Average DAU(3)	2.7	2.7	—	—%	2.7	2.6	0.1	4%
ARPDAU(4)	$0.47	$0.43	$0.04	9%	$0.48	$0.42	$0.06	14%
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

Mobile platform revenue increased for both periods primarily due to the ongoing popularity of Jackpot Party Casino, Bingo Showdown, MONOPOLY Slots, and 88 Fortunes. Web platform and other revenue decreased and mobile penetration percentage increased for both periods due to a continued player migration to mobile platforms.

Operating Expenses
While operating expenses remained relatively flat for the nine-month period, they decreased for the three-month period primarily due to a decrease of $7 million in IP charges paid to the Gaming business segment. This decrease was partially offset by an increase of $3 million in platform fees, which is correlated with revenue growth.
AEBITDA
AEBITDA increased for both periods primarily due to continued growth in mobile revenue. Additionally, for both periods, the AEBITDA increases reflect $7 million and $9 million, respectively, of savings from termination of the IP charges paid to the Gaming business segment as of May 7, 2019, in connection with the IP License Agreement (See Note 1). As a result of these factors, AEBITDA margin for the three- and nine-month periods improved by 5 percentage points and 3 percentage points, respectively.

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

•
In October 2019, we announced OpenGamingTM, the end-to-end digital ecosystem for operators which provides player account management along with over 2,500 games from a global network of in-house and third-party game studios.

Results of Operations for Digital

	Three Months Ended September 30,		Variance		Nine Months Ended September 30,		Variance
($ in millions)	2019	2018	2019 vs. 2018		2019	2018	2019 vs. 2018
Total revenue	$65	$61	$4	7%	$203	$198	$5	3%
Operating expenses	72	70	2	3%	228	219	9	4%
AEBITDA	17	12	5	42%	42	42	—	—

Revenue

	Three Months Ended September 30,		Variance		Nine Months Ended September 30,		Variance
($ in millions)	2019	2018	2019 vs. 2018		2019	2018	2019 vs. 2018
Revenue:
Sports and platform	$29	$21	$8	38%	$85	$67	$18	27%
Gaming and other	36	40	(4)	(10)%	118	131	(13)	(10)%
Total revenue	$65	$61	$4	7%	$203	$198	$5	3%

F/X impact on revenue	$(2)	$—			$(10)	$2

KPIs:
Gaming and other - Key Performance Indicators:
Wagers processed through OGS (in billions)	$9.0	$8.6	$0.4	5%	$27.2	$26.6	$0.6	2%

Digital revenue increased for both periods primarily due to continued strength in sports and platform due to an increased customer base both domestically and internationally, which was partially offset by lower gaming and other revenue.

Operating Expenses and AEBITDA
The increase in operating expenses for both periods is due to higher cost of revenue from third-party platforms coupled with higher D&A from previously launched platforms and enhancements. AEBITDA increased for the three month period primarily due to the timing of certain sports betting software license’s multi-year renewals that generally yield a high margin coupled with continued growth in sports and platform revenue. AEBITDA margin for the three-months increased by 6 percentage points primarily due to high margin software license renewals noted above, while AEBITDA margin for the nine months declined by 1 percentage point.
RECENTLY ISSUED ACCOUNTING GUIDANCE
For a description of recently issued accounting pronouncements, see Note 1.

CRITICAL ACCOUNTING ESTIMATES
For a description of our policies regarding our critical accounting estimates, see “Critical Accounting Estimates” in “Item 7. Management’s Discussion and Analysis of Financial Condition and Results of Operations” included in our 2018 10-K.
Legacy U.K. Gaming Reporting Unit - Goodwill Impairment Assessment Update

As disclosed in our 2018 10-K, a substantial portion of our legacy U.K. Gaming reporting unit revenue is concentrated with Ladbrokes Coral Group, which operates LBOs in the U.K. In May 2018, the U.K. government published its decision concluding that the maximum stakes limit on fixed-odds betting terminals should be reduced from £100 to £2, which was effective April 2019. As a result of this change, LBO operators began to rationalize their retail operations, which among other measures has included closure of certain LBO shops. Although the impacts of these factors have been taken into consideration for our goodwill impairment assessment each reporting period, there is uncertainty as to the ultimate long-term impact of the regulatory change on our customers and the future cash flows of our U.K. gaming business.
Due to uncertainty as to the ultimate impact of the regulatory change described above, we believe that an elevated risk of goodwill impairment exists for our legacy U.K. Gaming reporting unit as future adverse changes in projections for future operating results or other key assumptions, such as projected revenue, profit margin, capital expenditures or cash flows associated with investments included in that reporting unit could lead to future goodwill impairments, which could be material.
As of September 30, 2019, the carrying amount of goodwill related to our legacy U.K Gaming reporting unit was $169 million. Based on our qualitative assessment as of September 30, 2019, we determined that the fair value of our legacy U.K. Gaming reporting unit has not, more likely than not, declined to a level below its carrying value. We are currently in the process of performing our annual goodwill impairment test as of October 1, 2019.
Other than legacy U.K. Gaming reporting unit goodwill impairment assessment update and our update to the Digital business segment reporting units during the first quarter of 2019 described in Note 8, there have been no significant changes in our critical accounting estimate policies or the application or the results of the application of those policies to our condensed consolidated financial statements from those presented in “Item 7. Management’s Discussion and Analysis of Financial Condition and Results of Operations” included in our 2018 10-K.

LIQUIDITY, CAPITAL RESOURCES AND WORKING CAPITAL
Sources of Liquidity
As of September 30, 2019, our principal sources of liquidity, other than cash flows provided by operating activities were cash and cash equivalents and amounts available under our revolving credit facility and the SciPlay Revolver (for our SciPlay business segment) discussed below under “Credit Agreement and Other Debt.”
On April 4, 2019, we redeemed $1,000 million of our outstanding 2022 Unsecured Notes and paid accrued and unpaid interest thereon plus related premiums, fees and costs.
In November 2019, we received commitments from certain revolving lenders to amend our credit agreement (see Business Overview section).
Cash and Available Revolver Capacity

	As of
($ in millions)	September 30, 2019	December 31, 2018
Cash and cash equivalents(1)	$363	$168
Revolver capacity(2)	771	621
Revolver capacity drawn or committed to letters of credit	(13)	(350)
Total	$1,121	$439
(1) Includes $81 million of SciPlay cash and cash equivalents as of September 30, 2019.
(2) Includes $150 million of SciPlay Revolver capacity as of September 30, 2019.
Our available cash and cash equivalents fluctuate principally based on borrowings or repayments under our credit facilities, investments, acquisitions and changes in our working capital position. The total borrowing capacity under our revolving credit facility will depend on the amount of outstanding borrowings and letters of credit issued and remaining in compliance with the covenants under the credit facility, including a maintenance covenant based on consolidated net first lien leverage ratio. The total borrowing capacity under the SciPlay Revolver will depend on the amount of outstanding borrowings and letters of credit issued and remaining in compliance with the covenants under the SciPlay Revolver, including maintenance covenants based on total net leverage and fixed charge coverage ratios. We were in compliance with the covenants under all of our credit agreements as of September 30, 2019.
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
Total cash held by our foreign subsidiaries was $96 million and $92 million as of September 30, 2019 and December 31, 2018, respectively.
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
In addition, Lottery customers in the U.S. generally require service providers to provide performance bonds in connection with the relevant contract. As of September 30, 2019 our outstanding performance bonds totaled $231 million. Our ability to obtain performance bonds on commercially reasonable terms is subject to our financial condition and to prevailing market conditions, which may be impacted by economic and political events. Although we have not experienced difficulty in obtaining such bonds to date, we cannot assure that we will continue to be able to obtain performance bonds on commercially reasonable terms, or at all. For additional information regarding our surety or performance bonds in connection with our contracts, see Item 1A “Risk Factors” in our 2018 10-K.

As described in Note 1, on May 7, 2019, SciPlay completed an IPO for an 18.0% minority interest in our Social gaming business. We received $312 million in proceeds from the offering, (net of $30 million used by SciPlay to pay the offering fees and balance retained for general corporate purposes). These proceeds will enable us to make substantial payments to reduce our debt. During the third quarter of 2019, we paid down $45 million of our revolving credit facility. We currently do not expect SciPlay to declare or pay any cash dividends, other than tax distributions and certain cash distributions related to the impact of taxes pursuant to the TRA. If SciPlay discontinues the payment of, or is unable to pay, such distributions to us, this will reduce our available liquidity. Furthermore, the terms of indebtedness incurred by SciPlay may, and the terms of the SciPlay Revolver will, limit the ability of SciPlay to pay dividends or make other distributions to us, or to amend the agreements between SciPlay and us and our other subsidiaries. In 2018, the amount of dividends declared and paid by SciPlay to Bally Gaming was $77 million.

The consummation of the IPO resulted in an 18.0% reduction of our economic interest in SciPlay, and as a result, we will only benefit from a portion of any profits and growth of that business, and from a portion of any dividends and other distributions from that business.
Nine Months Ended September 30, 2019 Compared to Nine Months Ended September 30, 2018

Cash Flow Summary

	Nine Months Ended September 30,		Variance
($ in millions)	2019	2018	2019 vs. 2018
Net cash provided by operating activities	$403	$356	$47
Net cash used in investing activities	(190)	(619)	429
Net cash used in financing activities	(11)	(403)	392
Effect of exchange rates on cash, cash equivalents and restricted cash	(1)	(2)	1
Increase (decrease) in cash, cash equivalents and restricted cash	$201	$(668)	$869
Cash flows from operating activities

	Nine Months Ended September 30,		Variance
($ in millions)	2019	2018	2019 vs. 2018
Net loss	$(81)	$(559)	$478
Adjustments to reconcile net loss to cash flows from operations	597	678	(81)
Changes in working capital accounts	(120)	237	(357)
Changes in deferred income taxes and other	7	—	7
Net cash provided by operating activities increased primarily due to higher cash earnings partially offset by unfavorable changes in working capital accounts. The changes in our working capital accounts for 2019 were primarily driven by unfavorable timing of receivable collections and billing and increase in inventory balances due to the timing of orders and shipments, partially offset by a favorable change in accounts payable due to the timing of expenditures. The 2019 results also include an approximate $22 million payment by SciPlay on contingent consideration liabilities.
Cash flows from investing activities
Net cash used in investing activities decreased primarily due to business acquisitions in prior year periods and the concession funding payment to LNS of $74 million with no comparable activities in 2019 coupled with lower capital expenditures.
Cash flows from financing activities
Net cash used in financing activities decreased primarily due to SciPlay IPO net proceeds of $342 million in the second quarter of 2019, lower debt issuance and deferred financing and offering costs, partially offset by higher net payments of long-term debt.
Credit Agreement and Other Debt

For additional information regarding our credit agreement and other debt, interest rate risk and interest rate hedging instruments, see Notes 1, 16 and 17 and Item 7A “Quantitative and Qualitative Disclosures About Market Risk” in our 2018 10-K, and Note 11 and Note 12 in this Quarterly Report on Form 10-Q.
Off-Balance Sheet Arrangements
As of September 30, 2019, we did not have any significant off-balance sheet arrangements.
Contractual Obligations
Other than: (i) the private offering of $1,100 million of 2026 Unsecured Notes and redemption of $1,000 million of our outstanding 2022 Unsecured Notes (see Note 11) and (ii) a $27 million payment on contingent consideration liabilities, there have been no material changes to our contractual obligations disclosed under Item 7 “Management’s Discussion and Analysis of Financial Condition and Results of Operations — Liquidity, Capital Resources and Working Capital — Contractual Obligations” in our 2018 10-K.
Item 3. Quantitative and Qualitative Disclosures about Market Risk
Market risk is the risk of loss arising from adverse changes in market rates and prices, such as interest rates, foreign exchange rates and commodity prices. The following are our primary exposures to market risks:

Interest Rate Risk

As of September 30, 2019, the face value of long term debt was $8,886 million, including $4,112 million of variable-rate obligations. Assuming a constant outstanding balance for our variable-rate long term debt, a hypothetical 1% change in interest rates would decrease/increase interest expense by approximately $41 million. All of our interest rate sensitive financial instruments are held for purposes other than trading purposes.

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

As of September 30, 2019, if these cross-currency interest rate swap agreements were ineffective, the fluctuations in the exchange rates between the Euro and the U.S. Dollar would impact the amount of U.S. Dollars that we would require to settle the Euro-denominated debt at maturity of these agreements. A hypothetical 10% change in the U.S. Dollar in comparison to the Euro exchange rate upon inception of the cross-currency interest rate swap would have increased/decreased our obligation to cash settle the exchanged principal portion in U.S. Dollars by approximately $46 million.

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

Fluctuations in the exchange rates between the Euro and the U.S. Dollar will impact the amount of U.S. Dollars that we will require to settle the 2026 Secured Euro Notes and 2026 Unsecured Euro Notes at maturity. A hypothetical 10% change in U.S. Dollar in comparison to the Euro as of September 30, 2019, would have increased/decreased our obligation to cash settle the principal portion of the 2026 Secured and Unsecured Euro Notes in U.S. Dollars by approximately $63 million.

For additional information regarding interest rate swap contracts, cross-currency interest rate swaps and net investment non-derivative hedges, see Note 12.

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
There were no changes in our internal control over financial reporting during the quarter ended September 30, 2019 that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

PART II.  OTHER INFORMATION
Item 1. Legal Proceedings
For a description of our legal proceedings, see Note 16 in this Quarterly Report on Form 10-Q and Note 22 in our 2018 10-K.
Item 1A. Risk Factors
There have been no material changes in our risk factors from those disclosed under Item 1A “Risk Factors” included in our 2018 10-K.
Item 2. Unregistered Sales of Equity Securities and Use of Proceeds
There was no stock repurchase activity during the three and nine months ended September 30, 2019.

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

SCIENTIFIC GAMES CORPORATION
(Registrant)

		By:	/s/ Michael A. Quartieri
		Name:	Michael A. Quartieri
		Title:	Executive Vice President, Chief Financial Officer, Treasurer and Corporate Secretary

		By:	/s/ Michael F. Winterscheidt
		Name:	Michael F. Winterscheidt
		Title:	Senior Vice President and Chief Accounting Officer
Dated:	November 7, 2019