Form 10-K
period 2019-12-31
SCIENTIFIC GAMES CORP
filed 2020-02-18
CIK 750004

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
WASHINGTON, D.C. 20549
FORM 10-K
☒ ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the fiscal year ended: December 31, 2019
OR
☐ TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the transition period from          to
Commission file number: 001-11693
SCIENTIFIC GAMES CORPORATION
(Exact name of registrant as specified in its charter)

Nevada	81-0422894
(State or other jurisdiction of	(I.R.S. Employer Identification No.)
incorporation or organization)

6601 Bermuda Road, Las Vegas, Nevada 89119
(Address of principal executive offices)
(Zip Code)
(702) 897-7150
(Registrant’s telephone number, including area code)
Securities registered pursuant to Section 12(b) of the Act:

Title of each class	Trading Symbol(s)	Name of each exchange on which registered
Common Stock, $.001 par value	SGMS	The NASDAQ Stock Market
Preferred Stock Purchase Rights		The NASDAQ Stock Market
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
If an emerging growth company, indicate by check mark if the registrant has elected not to use the extended transition period for complying with any new or revised financial accounting standards provided pursuant to Section 13(a) of the Exchange Act. ☐
Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Act). Yes ☐   No ☒
As of June 30, 2019, the market value of voting and non-voting common equity held by non-affiliates of the registrant was $1,126,522,818(1).
Common shares outstanding as of February 14, 2020 were 93,870,715.
DOCUMENTS INCORPORATED BY REFERENCE
Portions of the registrant’s proxy statement relating to the 2020 annual meeting of stockholders are incorporated by reference in Part III. The proxy statement will be filed with the Securities and Exchange Commission no later than 120 days after the conclusion of the registrant’s fiscal year ended December 31, 2019.

(1) For this purpose only, “non-affiliates” excludes directors and executive officers.

Glossary of Terms
The following terms or acronyms used in this Form 10-K are defined below:
Term or Acronym	Definition
2020 Notes	6.250% senior subordinated notes due 2020 issued by SGI
2021 Notes	6.625% senior subordinated notes due 2021 issued by SGI
2022 Secured Notes	7.000% senior secured notes due 2022 issued by SGI
2025 Secured Notes	5.000% senior secured notes due 2025 issued by SGI
2026 Secured Euro Notes	3.375% senior secured notes due 2026 issued by SGI
2026 Unsecured Euro Notes	5.500% senior unsecured notes due 2026 issued by SGI
2022 Unsecured Notes	10.000% senior unsecured notes due 2022 issued by SGI
2026 Unsecured Notes	8.250% senior unsecured notes due 2026 issued by SGI
2028 Unsecured Notes	7.000% senior unsecured notes due 2028 issued by SGI
2029 Unsecured Notes	7.250% senior unsecured notes due 2029 issued by SGI
AEBITDA
Adjusted EBITDA, our performance measure of profit or loss for our business segments (see Note 2). We renamed our performance measure of profit or loss from Attributable EBITDA to Adjusted EBITDA in 2018, however such change had no impact on our definition or calculation of our performance measure of profit or loss

ASC	Accounting Standards Codification
ASU	Accounting Standards Update
B2C	business to consumer model
Bally	Bally Technologies, Inc.
CMS	casino-management system
Coin-in	the amount wagered
CSG	Beijing CITIC Scientific Games Technology Co., Ltd.
D&A	depreciation, amortization and impairments (excluding goodwill)
Don Best	Don Best Sports Corporation and DBS Canada Corporation
ERP	enterprise resource planning
ESPP	employee stock purchase plan
ETS	electronic table system
Exchange Act	Securities Exchange Act of 1934, as amended
FASB	Financial Accounting Standards Board
GDPR	General Data Protection Regulation
GLB	Beijing Guard Libang Technology Co., Ltd.
Guarantor Subsidiaries	substantially all of SGC’s 100%-owned U.S. subsidiaries, but excludes all SciPlay subsidiaries
Hellenic Lotteries	Hellenic Lotteries S.A.
KPIs	Key Performance Indicators
LAP	local-area progressive
LBO	licensed betting office
LIBOR	London Interbank Offered Rate
LNS	Lotterie Nazionali S.r.l.
Net win	Coin-in less payouts
Non-Guarantor Subsidiaries	SGC’s U.S. subsidiaries that are not Guarantor Subsidiaries and SGC’s foreign subsidiaries
Northstar New Jersey	Northstar New Jersey Lottery Group, LLC
Note	a note in the Notes to Consolidated Financial Statements in this Annual Report on Form 10-K, unless otherwise indicated
NOL	net operating loss
NYX	NYX Gaming Group Limited
NYX acquisition	the acquisition of 100% of the ordinary shares of NYX by SGC on January 5, 2018

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

PASPA	Professional and Amateur Sports Protection Act
PMA	private management agreement
POS	percentage of retail sales
PPU	price-per-unit
PTG	proprietary table games
R&D	research and development
RCN	Roberts Communications Network, LLC
RFP	request for proposal
RMG	real-money gaming
RSU	restricted stock unit
SciPlay	SciPlay Corporation, formerly referred to as our Social business segment
SEC	Securities and Exchange Commission
Secured Notes	refers to the 2025 Secured Notes and 2026 Secured Euro Notes, collectively
Securities Act	Securities Act of 1933, as amended
Senior Notes	the Secured Notes and the Unsecured Notes
SG&A	selling, general and administrative
SGC	Scientific Games Corporation
SGEP	Scientific Games Enhanced Partnership
SGI	Scientific Games International, Inc., a wholly-owned subsidiary of SGC
SG Gaming	SG Gaming, Inc. (formerly known as Bally Gaming, Inc.)
Shufflers	various models of automatic card shufflers, deck checkers and roulette chip sorters
Unsecured Notes	refers to the 2026 Unsecured Euro Notes, 2026 Unsecured Notes, 2028 Unsecured Notes and 2029 Unsecured Notes, collectively
U.S. GAAP	accounting principles generally accepted in the U.S.
U.S. jurisdictions	the 50 states in the U.S. plus the District of Columbia, U.S. Virgin Islands and Puerto Rico
VGT	video gaming terminal
VLT	video lottery terminal
WAP	wide-area progressive
WMS	WMS Industries, Inc.

Intellectual Property Rights
All ® notices signify marks registered in the United States. © 2020 Scientific Games Corporation. All Rights Reserved.

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

•
significant opposition in some jurisdictions to interactive social gaming, including social casino gaming and how such opposition could lead these jurisdictions to adopt legislation or impose a regulatory framework to govern interactive social gaming or social casino gaming specifically, and how this could result in a prohibition on interactive social gaming or social casino gaming altogether, restrict our ability to advertise our games, or substantially increase our costs to comply with these regulations;

•	legislative interpretation and enforcement, regulatory perception and regulatory risks with respect to gaming, especially internet wagering, social gaming and sports wagering;

•	reliance on technological blocking systems;

•	expectations of shift to regulated online gaming or sports wagering;

•	expectations of growth in total consumer spending on social casino gaming;

•	SciPlay’s dependence on certain key providers;

•	inability to win, retain or renew, or unfavorable revisions of, existing contracts, and the inability to enter into new contracts;

•	protection of our intellectual property, inability to license third-party intellectual property and the intellectual property rights of others;

•	security and integrity of our products and systems, including the impact of any security breaches or cyber-attacks;

•	reliance on or failures in information technology and other systems;

•	challenges or disruptions relating to the implementation of a new global enterprise resource planning system;

•	failure to maintain adequate internal control over financial reporting;

•	natural events that disrupt our operations or those of our customers, suppliers or regulators;

•	inability to benefit from, and risks associated with, strategic equity investments and relationships;

•	inability to achieve some or all of the anticipated benefits of SciPlay being a standalone public company;

•	incurrence of restructuring costs;

•	implementation of complex new accounting standards;

•	changes in estimates or judgments related to our impairment analysis of goodwill or other intangible assets;

•	changes in demand for our products;

•	fluctuations in our results due to seasonality and other factors;

•	dependence on suppliers and manufacturers;

•
risks relating to foreign operations, including anti-corruption laws, fluctuations in currency rates, restrictions on the payment of dividends from earnings, restrictions on the import of products and financial instability, including the potential impact to our business resulting from the continuing uncertainty around the U.K.’s withdrawal from the European Union (“EU”);

•
possibility that the renewal of LNS’ concession to operate the Italian instant games lottery is not finalized (including as the result of a pending third-party protest against the renewal of the concession, or any appeal from existing court rulings relating to such third-party protest);

•	the impact of U.K. legislation approving the reduction of fixed-odds betting terminals maximum stakes limit on LBO operators, including the related closure of certain LBO shops;

•	changes in tax laws or tax rulings, or the examination of our tax positions;

•	difficulty predicting what impact, if any, new tariffs imposed by and other trade actions taken by the U.S. and foreign jurisdictions could have on our business;

•	the discontinuation or replacement of LIBOR, which may adversely affect interest rates;

•	dependence on key employees;

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

ITEM 1.    BUSINESS
Unless otherwise specified or the context otherwise indicates, all references to the words “Scientific Games,” “we,” “us,” “our” and the “Company” refer to SGC and its consolidated subsidiaries.
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
    We are a leading developer of technology-based products and services and associated content for the worldwide gaming, lottery, social and digital gaming industries. Our portfolio of revenue-generating activities primarily includes supplying gaming machines and game content, CMSs and table game products and services to licensed gaming entities; providing instant and draw-based lottery products, lottery systems and lottery content and services to lottery operators; providing social casino game solutions to retail consumers and regulated gaming entities, as applicable; and providing a comprehensive suite of digital RMG and sports wagering solutions, distribution platforms, content, products and services. We also gain access to technologies and pursue global expansion through strategic acquisitions and equity investments. We report our results of operations in four business segments—Gaming, Lottery, SciPlay and Digital—representing our different products and services. As a result of the initial public offering (“IPO”) of a minority interest in our Social gaming business, which was completed on May 7, 2019, we now refer to our Social business segment as our SciPlay business segment, and we also changed our calculation of SciPlay business segment AEBITDA beginning with the first quarter of 2019. SciPlay business segment AEBITDA now reflects intercompany charges settled in cash for corporate services and certain royalties paid for by our SciPlay business segment to other segments or to Corporate. Business segment information for the years ended December 31, 2018 and 2017 have been recast to reflect these changes. See “Management’s Discussion and Analysis of Financial Condition and Results of Operations - Consolidated Results” below and Note 2 and Note 3 for additional business segment information.

Strategy
We strive to provide high quality products and services to our customers across all four of our business segments — Gaming, Lottery, SciPlay and Digital.
To this end, we are focused on the following strategies:

•
Drive innovation — We place great emphasis on producing innovative and high-performing Gaming, Lottery, SciPlay and Digital content, products and services that provide differentiated value to our customers. We seek to leverage our expansive content library and portfolio of proprietary and licensed intellectual property, and use our extensive player and customer research in order to bring innovation to our products, services and processes.

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

•
Build a corporate culture open to new ideas and opportunities that help to accelerate deleveraging— We are creating a culture of discipline that aligns and uses our resources more effectively, and at the same time cultivates open minds willing to capitalize on additional opportunistic situations where we might be able to accelerate our deleveraging efforts, which include our March and November 2019 note offerings along with our redemptions of notes that had higher interest rates (see Note 15).

Gaming Segment

The gaming industry is characterized by the continuous development of new technologies, products and game content. Gaming products and services are used by a diverse group of gaming operators and U.S. and international lotteries which may offer VLTs and other forms of gaming, such as bingo and sports wagering.

Our products are installed in all of the major regulated U.S. gaming jurisdictions, and in approximately 181 international gaming jurisdictions. Growth of gaming in land-based venues is driven by the opening of new casinos in both new and existing jurisdictions and the expansion of existing casinos. In addition, the land-based gaming supply business is significantly impacted by the rate at which casinos and other gaming operators replace their gaming machines, which depends on a number of factors, including their capital budgets. Virtually all sectors of the gaming industry are impacted by changes in economic conditions that impact players’ disposable incomes.

A substantial portion of our U.K. gaming business benefits from a contract with the large U.K. bookmaker Ladbrokes Coral Group (which was acquired by GVC Holdings PLC in March 2018), which represents a significant portion of our U.K. LBO server-based gaming business.

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

The CMS business is also highly competitive. Product features and functionality, accuracy, reliability, service level and pricing are among the factors that determine how successful systems providers are in selling their systems. Our principal competitors in CMSs include Aristocrat, IGT and Konami. Competition for these products is intense due to the number of providers and the limited number of casinos and jurisdictions in which they operate.

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

Lottery Segment
There are approximately 180 lotteries throughout the world, operated by U.S. and international governmental authorities and their licensees. Governments typically authorize lotteries as a means of generating revenues without imposing additional taxes. Many jurisdictions have come to rely on the proceeds from lottery game sales as a significant source of funding for programs for which net lottery proceeds are designed to fund. Although there are many types of lottery games worldwide, the two principal categories of products offered are draw lottery games and instant lottery products. Currently, 48 U.S. jurisdictions offer instant product lotteries and/or draw lotteries. Lottery operations in international jurisdictions can vary widely depending on the number of new lotteries entering the market, the number of lottery licenses issued within each market and the discontinuance of lotteries and operating licenses.
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
The table below lists our more significant Lottery contracts as of December 31, 2019, representing approximately 32% of our Lottery revenue. Also included are instant or draw lottery game retail sales (as applicable), if publicly available, for each jurisdiction.

Lottery/Operator	Fiscal 2019 State Instant Game or Lottery Systems Retail Sales (in millions)	Type of Contract	Commencement Date of Current Contract	Expiration Date of Current Contract (before any exercise of remaining renewal options)(1)	Current Renewal Options Remaining
Pennsylvania	$4,503	Lottery Systems	January 2009	March 2021	None
	$2,990	Instant Products - Participation SGEP	August 2007	March 2021	None
Florida	$4,938	Instant Products - Participation SGEP	October 2019	March 2027	7 years
Georgia	$3,219	Instant Products - Participation SGEP	September 2003	September 2025	None
Maryland	$2,187	Lottery Systems	May 2017	May 2025	Up to 4 years
LNS (Italy)	€9,189	Instant Products - PPU	October 2010	September 2028	None
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

As certain countries liberalize gaming regulations, lotteries may expand their scope by offering sports wagering, gaming machines, interactive gaming or other forms of gaming, which may introduce new suppliers that compete with us for lottery customers. In some jurisdictions, the liberalization of gaming regulations has included the privatization or outsourcing of all or a portion of the lottery operations via a competitive bidding process. We believe Camelot Group plc, IGT, Intralot, S.A. and the Tattersalls Group to be among those competitors who may also bid on such opportunities.

SciPlay Segment
On May 7, 2019, SciPlay completed an IPO of an 18.0% minority interest in our Social gaming business, after giving effect to the underwriters’ partial exercise of their over-allotment option on June 4, 2019 (see Note 1). SciPlay has two classes of common stock - Class A common stock, which is traded on The NASDAQ Global Select Market under the symbol “SCPL,” and Class B common stock. On all matters submitted to a vote of SciPlay stockholders, Class B common stock entitles SGC to ten votes per share (for so long as the number of shares of SciPlay common stock beneficially owned by SGC represents at least 10% of SciPlay’s outstanding shares of common stock and, thereafter, one vote per share), and SciPlay Class A common stock entitles its owners to one vote per share. As of December 31, 2019, SGC owned all of the outstanding Class B common stock, which represents approximately 82.0% of SciPlay’s total outstanding shares of common stock and approximately 97.9% of the combined voting power of both classes of SciPlay’s outstanding common stock. Accordingly, SGC continues to control shares representing a majority of the combined voting power in SciPlay and continues to have a controlling financial interest in and consolidate SciPlay, subsequent to the IPO.

Our SciPlay business segment is a leading developer and publisher of digital games on mobile and web platforms. SciPlay operates in the social gaming market, which is characterized by gameplay online, on mobile phones or on tablets that are social and competitive, and self-directed in pace and session length. Our SciPlay business segment includes social gaming where we generate substantially all of our revenue from the sale of virtual coins, chips or bingo cards (collectively referred to as “virtual currency”), which players can use to play slot games, table games or bingo games. Once obtained, virtual currency (either free or purchased) cannot be redeemed for cash nor exchanged for anything other than game play within our apps. SciPlay currently offers seven core games, including social casino games Jackpot Party® Casino, Gold Fish® Casino, Hot Shot Casino® and Quick Hit Slots®, and casual games MONOPOLY Slots, Bingo Showdown™ and 88 Fortunes Slots®. SciPlay’s social casino games typically include slots-style game play and occasionally include table games-style game play, while SciPlay’s casual games blend slots-style or bingo game play with adventure game features. All of SciPlay’s games are offered and played across multiple platforms, including Apple, Google, Facebook and Amazon, with some games available on Microsoft and other web and mobile platforms. In addition to SciPlay’s internally created game content, the games include our WMS®, Bally®, Barcrest® and SHFL® branded games. This content allows players who like playing land-based slot machines to enjoy some of those same titles in our free-to-play games. In addition, we also offer third-party branded games and original content.
A number of trends and opportunities are driving significant changes in digital gaming, which we believe are causing growth in the casual games market and providing opportunities for SciPlay to grow our social casino games and expand into other areas of the casual games market, such as:

•	Digital gaming is an engaging form of entertainment;

•	Mobile devices are a leading medium to consume content such as games;

•	Increasing number of players with the emergence of casual games;

•	Scale is increasingly strategic in order to succeed in mobile gaming;

•	Social casino gaming is an attractive market within digital gaming; and

•	Additional market opportunities within the broader mobile gaming landscape.
Competition

Our SciPlay business segment faces significant competition in all aspects of its business. SciPlay’s primary social casino game competitors include Playtika (acquired by a group of investors led by Shanghai Giant Network Technology Co.), Product Madness/Big Fish Games (subsidiaries of Aristocrat), Zynga Inc., DoubleU Games/Double Down Interactive, GSN/Bash Gaming and Huuuge Games. SciPlay’s competitors in the broader social game market include Glu Mobile, Activision Blizzard, Electronic Arts, Kabam, Rovio and Tencent Holdings. On the broadest scale, SciPlay competes for the leisure time, attention and discretionary spending of players versus other forms of online entertainment, including social media, reading and other video games on the basis of a number of factors, including quality of player experience, brand awareness and reputation and access to distribution channels.

Digital Segment
Our Digital business segment provides highly customizable software design, development, licensing, maintenance and support services from a comprehensive suite of technology solutions. Our interactive casino solutions allow interactive casino operators to utilize our distribution platform, including full gaming process support services, and brand and player management services, as well as SG Universe® services, iLottery and RMG services through our remote gaming servers. Our sports betting services enable our customers to operate sports books, including betting markets across both fixed-odds and pari-mutuel betting styles, a distribution platform, full gaming process support services, and brand and player management.

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

Research and Development

We believe our ability to attract new Gaming, Lottery, SciPlay and Digital customers and retain existing customers depends in part on our ability to evolve and continue to develop our product lines and service offerings by continually developing differentiating products, hardware and systems technology and functionality to enhance player entertainment and customer profitability. We are also focused on expanding use of the internet, mobile phones and other interactive technologies to increase play. Our gaming machines are usually designed and programmed by our internal engineering staff and internal and external game development studios with the input and cooperation of our customers.

We have Gaming R&D personnel located in our Las Vegas, Nevada and Chicago, Illinois facilities. A large portion of our Lottery R&D team is based in our Alpharetta, Georgia facilities. We have SciPlay personnel located primarily in Austin, Texas; Cedar Falls, Iowa; and Tel Aviv, Israel. We have Digital personnel based in the United Kingdom, Sweden, Greece and India. We also have game development studios in Las Vegas; Sydney, Australia; Manchester, England; and India (including Bangalore, Chennai and Pune), with additional R&D staff in other locations, including Reno, Nevada and Vienna, Austria.

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

The terms of our patents vary based on the type of patent and the date and jurisdiction of filing or grant. The term of U.S. design patents expires 15 years from the date of grant, and the term of utility patents generally expires 20 years from the date of filing of the first non-provisional patent application in a family of patents. The actual protection afforded by a patent depends upon the type of patent, the scope of its coverage and the availability of legal remedies in the applicable country. Certain technologies, which are material to our businesses, are the subject of patents issued and patent applications currently pending in the U.S. and certain other countries. Our Lottery business uses our patented and patent-pending technologies in the production, secure printing, validation and distribution of instant lottery products. Our Gaming, SciPlay and Digital businesses use our patented and patent-pending technologies in games and associated platforms and systems. In addition, under a patent cross-licensing agreement with IGT, we can offer games using patented game features from the patent portfolios of other members of IGT’s slot game features program.

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

We believe that our use of both our own and third-party licensed brand names and related intellectual property contributes to the appeal and success of our products, and that our future ability to license, acquire or develop new brand names is important to our continued success. Therefore, we continue to invest in the recognition of our brands and brands that we license. Certain of our games are based on popular brands licensed from third parties, such as Hasbro International, Inc., Fremantle Media North America, CBS Studios Inc., Turner Entertainment Co., Warner Bros. Consumer Products Inc., Playboy Enterprises International, Inc., Paramount Pictures Corporation and Twentieth Century Fox Licensing and Merchandising.

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

Production Processes, Sources and Availability of Components

We currently produce substantially all of our gaming machines through a mix of our manufacturing facilities and contracted parties. We have finishing lines in Las Vegas; Sydney, Australia; Barcelona, Spain; Midrand, South Africa; Buenos Aires, Argentina; and Manchester, England. These finishing lines allow for the completion and testing of our gaming machine assemblies from our facilities. We also refurbish used gaming machines primarily at our Las Vegas and Manchester facilities.

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

Hardware and component parts associated with our CMSs are purchased directly from the contract manufacturers and flow through our Las Vegas facilities with some assembly and testing. These parts do not require a significant amount of assembly and are used primarily in systems implementations, which take place at customer locations.

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

We believe we have an adequate supply of component parts and raw materials used in manufacturing our gaming machines, shufflers, CMSs and lottery terminals.

Seasonality

Our results of operations can fluctuate due to seasonal trends and other factors. Sales of our gaming machines to casinos are generally strongest in the spring and slowest in the summer, while revenue from our Participation gaming machines is generally highest in the spring and summer. Player activity for SciPlay is generally slower in the second and third quarters of the year, particularly during the summer months. Player activity for our Digital business, specifically digital casino operations, is generally slower in the third quarter during the summer months and is generally higher in the fourth quarter and varies based on seasons of different popular sports such as soccer, professional and collegiate football, and professional and collegiate basketball. See the risk factor captioned “Our results of operations fluctuate due to seasonality and other factors, and, therefore, our periodic operating results are not guarantees of future performance” under the heading “Risk Factors” in Part I, Item 1A of this Annual Report on Form 10-K for additional information.

Employees

As of December 31, 2019, we employed approximately 9,800 persons worldwide, with approximately 4,700 employed domestically and 5,100 employed internationally.

Government Regulation

General

Each of our business segments is generally subject to extensive and evolving regulation. For the Gaming and Lottery business segments, regulation customarily includes some form of licensing or regulatory screening of operators, suppliers, manufacturers and distributors and their applicable affiliates, their major shareholders, officers, directors and key employees. In addition, certain of our gaming products and technologies must be certified or approved in certain jurisdictions in which we operate. Regulators review many facets of an applicant or holder of a license, including its financial stability, integrity and business experience. Any failure to receive a license or the loss of a license that we currently hold could have a material adverse effect on us or on our results of operations, cash flow or financial condition. Each of our business segments is subject to a number of foreign and domestic laws and regulations that affect companies conducting business on the internet and over mobile networks, especially in relation to privacy and security. Furthermore, for the SciPlay business segment, there is also significant opposition in some jurisdictions to interactive social gaming, including social casino gaming. For our Digital business segment, although some states are expanding the availability of interactive gaming, there have also been various state and federal bills proposed recently in the U.S. to restrict or prohibit interactive gaming and lottery sales. Significant resources are being devoted to supporting these efforts. Although these efforts have generally not been successful, we cannot assure that laws restricting interactive gaming or lottery sales will not be passed at either the federal or state level.

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

We have developed and implemented a rigorous internal compliance program in an effort to ensure that we comply with legal requirements imposed in connection with our Gaming, Lottery, SciPlay and Digital activities, and legal requirements generally applicable to all publicly traded companies. The compliance program is run on a day-to-day basis by our Chief Compliance Officer with legal advice provided by attorneys in our legal and compliance departments and outside experts. The compliance program is overseen by the Compliance Committee of our Board of Directors, which is comprised of employee and non-employee directors and a non-employee gaming law expert. While we are firmly committed to full compliance with all applicable laws, we cannot assure that our compliance program will prevent the violation of one or more laws or regulations, or that a violation by us or an employee will not result in the imposition of a monetary fine or suspension or revocation of one or more of our licenses.

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

We believe we hold all of the licenses and permits necessary to conduct our business. We are authorized to sell, lease or operate our gaming products and services in approximately 459 jurisdictions worldwide (including jurisdictions that do not require licensing), including approximately 181 international gaming jurisdictions.

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

Lottery

Currently, 48 U.S. jurisdictions offer instant game lotteries and/or draw lotteries. The operation of lotteries in the U.S. and internationally is subject to extensive regulation. Although certain features of a lottery, such as the percentage of gross revenues that must be paid back to players in prize money, are usually set by legislation, lottery regulatory authorities generally exercise significant discretion, including with respect to the determination of the types of games played, the price of each wager, the manner in which the lottery is marketed and the selection of suppliers of equipment, technology and services and retailers of lottery products.

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

SciPlay

SciPlay is subject to a number of foreign and domestic laws and regulations that affect companies operating online, including over the internet and mobile networks, many of which are still evolving and being interpreted. We are also subject to a number of federal, state, local and foreign laws and regulations governing data privacy and security, including with respect to the collection, storage, use, transmission and protection of personal information and other consumer data. The scope of data privacy and security regulations continues to evolve, and we believe that the adoption of increasingly restrictive regulations in this area is likely within the U.S. and other jurisdictions.

There is also significant opposition in some jurisdictions to interactive social gaming, including social casino gaming. Some states or countries have anti-gaming groups that specifically target social casino games. Such opposition could lead these jurisdictions to adopt legislation or impose a regulatory framework to govern interactive social gaming or social casino gaming specifically. These could result in a prohibition on interactive social gaming or social casino gaming altogether, restrict our ability to advertise our games, or substantially increase our costs to comply with these regulations.

We continue to devote significant attention to monitoring these developments. However, we cannot predict the timing, scope or terms of any state, federal or foreign regulations relating to SciPlay.

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

Following the issuance of the 2011 DOJ opinion, within the past few years, state-authorized internet casino gaming has been launched in Delaware and New Jersey, state-authorized online poker has been launched in Nevada, and state-authorized online casinos have been launched in Pennsylvania. A number of other states have adopted or are considering adopting legislation to specifically authorize online poker, online gambling and sports wagering. On May 14, 2018 the Supreme Court of the U.S. overturned the PASPA, a decision that opened up a path to legalization of sports wagering across the country. Following this ruling, at least 13 states have legalized sports wagering, with some of those states permitting online sports wagering. Other states are considering legislation that would permit legal sports wagering, both land based and online. Additionally, six state lotteries offer (and other lotteries are considering offering) internet instant game sales to in-state lottery customers, and a number of other states allow subscription sales of draw games over the internet. Pennsylvania’s gaming expansion bill in October 2017, which authorized online casino and land based and online sports wagering, also authorized Pennsylvania’s lottery to distribute lottery products, including instant ticket games, through numerous channels including web applications, mobile applications, mobile web, tablets and social media.

In 2018, at the request of the Criminal Division, the OLC reconsidered the 2011 DOJ opinion’s conclusion that the Wire Act was limited to sports gambling. On January 14, 2019, the OLC published a legal opinion dated November 2, 2018 (the “2018 DOJ opinion”), which concluded that the 2011 DOJ opinion had incorrectly interpreted the Wire Act. In the 2018 DOJ opinion, the OLC concluded that the restrictions on the transmission in interstate or foreign commerce of bets and wagers in the Wire Act were not limited to sports gambling but instead applied to all bets and wagers. These restrictions therefore apply equally to our iGaming, iLottery, and sports betting solutions and services. The OLC also found that the enactment of the UIGEA described above did not modify the scope of the Wire Act. The DOJ later issued memoranda directing federal law enforcement agencies to refrain from enforcing the conclusions of the 2018 DOJ opinion for activities other than sports betting until June 30, 2020 or until final judgment is entered in New Hampshire Lottery Commission v. U.S. Department of Justice, filed in the U.S. Court of Appeals for the First Circuit. At this time, we are unable to determine whether the 2018 DOJ opinion will be upheld by the courts, or what impact it will have on us or our customers.

Although some states are expanding the availability of interactive gaming, there have also been various state and federal bills proposed recently in the U.S. to restrict or prohibit interactive gaming and lottery sales, and significant resources are being devoted to supporting these efforts. Although these efforts have generally not been successful, we cannot assure that laws restricting interactive gaming or lottery sales will not be passed at either the federal or state level. For instance, in May 2015, the Minnesota legislature passed an amendment to the state’s lottery law prohibiting the sale of instant win lottery tickets over the internet. Furthermore, changes in the executive branches of government at the state and federal level could affect federal and state policies on gaming as well.

To varying degrees, a number of European governments have taken steps to change the regulation of internet wagering (also known as online gambling) through the implementation of new or revised licensing and taxation regimes, some of which include the imposition of sanctions on unlicensed providers. With the European Commission dropping enforcement actions related to gambling in December 2017, these evolving rules and regulations may change quickly and dramatically. Countries outside Europe and the U.S. have also begun evaluating interactive gaming regulation and an increase in regulated markets outside of the U.S. and Europe is likely to continue. Some of our competitors may be more willing to provide internet wagering in countries where the relevant laws and regulations are unclear or not uniformly enforced, putting us at a competitive disadvantage if we do not provide services related to internet wagering in such countries.

We continue to devote significant attention to monitoring these developments. However, we cannot predict the timing, scope or terms of any state, federal or foreign regulations relating to interactive gaming and lottery sales.

Additional Information Regarding Government Regulations

We are subject to specific gaming requirements in the different jurisdictions in which we operate. For additional information, we have filed a summary of the gaming regulations that govern our businesses as an exhibit to this Annual Report on Form 10-K. See Exhibit 99.10 “Gaming Regulations”. In addition, see “Risk Factors” in Part I, Item 1A of this Annual Report on Form 10-K for a discussion of risk factors related to regulations to which we may be subject.

Executive Officers of the Company

Certain information regarding each of our executive officers is set forth below.

Name	Age	Position
Ronald O. Perelman	77	Executive Chairman of the Board of Directors
Barry L. Cottle	58	President and Chief Executive Officer
Michael A. Quartieri	51	Executive Vice President, Chief Financial Officer, Treasurer and Corporate Secretary
James Sottile	59	Executive Vice President and Chief Legal Officer
Patrick J. McHugh	54	Executive Vice President and Group Chief Executive, Lottery
Michael F. Winterscheidt	49	Senior Vice President and Chief Accounting Officer
Stephen E. Richardson	52	Senior Vice President, Chief Compliance Officer and Director of Corporate Security

Ronald O. Perelman was named Chairman of the Board of Directors in November 2013 and Executive Chairman of the Board of Directors in July 2019. Mr. Perelman has been Chairman of the Board and Chief Executive Officer of MacAndrews & Forbes Incorporated, a company that owns and manages a diversified portfolio of public and private companies and various affiliates, since 1980. Mr. Perelman is also Chairman of the Board of Revlon, Inc. and Revlon Consumer Products Corporation.

Barry L. Cottle has served as President and Chief Executive Officer since June 2018. Mr. Cottle has also served as Executive Chairman of the Board of Directors of SciPlay since April 2019. Mr. Cottle joined SGC as Chief Executive, SG Interactive, in August 2015 to lead the strategy and growth plans of the Interactive group. Before joining SGC, Mr. Cottle served as Vice Chairman of Deluxe Entertainment Services Group Inc. from February 2015 until August 2015 while concurrently serving as Senior Vice President of Technology at MacAndrews & Forbes Incorporated from February 2015 until August 2017, where he helped drive digital innovation. Prior to that, he was the Chief Revenue Officer and Executive Vice President—Games for Zynga Inc. from January 2012 until October 2014, where he led corporate and business development, strategic partnerships, distribution, marketing and advertising and ultimately the Social Casino group. Previously, Mr. Cottle served as the Executive Vice President—Interactive for Electronic Arts Inc. from August 2007 to January 2012. Earlier in his career, Mr. Cottle served as the Founder/Chief Executive Officer of Quickoffice, Inc.; Chief Operating Officer of Palm, Inc.; and Senior Vice President of Disney TeleVentures, a division of The Walt Disney Company dedicated to creating interactive online/TV experiences.

Michael A. Quartieri has served as Executive Vice President, Chief Financial Officer, Treasurer and Corporate Secretary since March 2016. Previously, he served as the Company’s Vice President and Corporate Controller. Prior to joining SGC, Mr. Quartieri served nine years with Las Vegas Sands Corp., ending his tenure as Senior Vice President, Chief Accounting Officer and Global Controller. Prior to that, he had a 13-year tenure at Deloitte & Touche LLP, rising to the position of Director of Audit and Assurance Services and specializing in gaming and hospitality clients.

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

Michael F. Winterscheidt has served as Chief Accounting Officer since February 2017 and was appointed Senior Vice President and Chief Accounting Officer in February 2019. Mr. Winterscheidt has also served as Chief Accounting Officer and Secretary of SciPlay since April 2019. Previously, he served as the Company’s Vice President and Corporate Controller. Prior to joining SGC, Mr. Winterscheidt served three years with Caesars Entertainment Corporation, ending his tenure as Vice President and Corporate Controller. Prior to that, he had leadership roles leading the corporate accounting and financial reporting organizations of Delta Airlines, Inc. and Microsoft Corporation. He was previously a manager in the audit practice of the global accounting firm of Arthur Andersen LLP.

    Stephen E. Richardson has served as Senior Vice President, Chief Compliance Officer and Director of Corporate Security since April 2018. Previously, Mr. Richardson served the Federal Bureau of Investigation over a 20-year decorated career, most recently as the Assistant Director of the FBI’s Criminal Investigative Division in Washington, DC.

Access to Public Filings

We file annual reports, quarterly reports, current reports, proxy statements and other documents with the SEC under the Exchange Act. The SEC maintains an Internet site that contains reports, proxy and information statements and other information regarding issuers that file electronically with the SEC at www.sec.gov.

We make the following information, among others, available free of charge through the Investors link on our website at www.scientificgames.com/investors and we use our website as a means of disclosing material information to the public in a broad, non-exclusionary manner for purposes of the SEC’s Regulation Fair Disclosure (Reg FD):

•
our annual reports on Form 10-K, quarterly reports on Form 10-Q, current reports on Form 8-K and amendments to those reports as soon as reasonably practicable after they are filed electronically with or furnished to the SEC;

•
Section 16 ownership reports filed by our executive officers, directors and 10% stockholders on Forms 3, 4 and 5 and amendments to those reports as soon as reasonably practicable after they are filed electronically with the SEC; and

•
our Code of Business Conduct, which applies to all of our officers, directors and employees (which is also our required code of ethics applicable to our Chief Executive Officer, Chief Financial Officer and Chief Accounting Officer in keeping with the Sarbanes-Oxley Act of 2002).

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
You should carefully consider the following risks and other information in this Annual Report on Form 10-K in evaluating us and our common stock. The risk factors generally have been separated into two groups: risks relating to our business and our industries, and risks relating to our capital structure.
Risks Relating to our Business and our Industries

We operate in highly competitive industries, and our success depends on our ability to effectively compete with numerous domestic and foreign businesses.
Gaming

Our Gaming business faces significant competition, not only from traditional gaming suppliers, but also from a number of other domestic and foreign providers, some of which have substantially greater financial resources and/or experience than we do. In some cases, we compete against gaming operators, including illegal or unregulated operators. Additionally, we face competition from smaller gaming companies that have established certain competitive products in recent years and are able to focus their resources on developing a smaller number of high-performing products.
We compete on the basis of the content, features, quality, functionality, accuracy, reliability, price and financing terms of our products and services, and the responsiveness of our services. If we do not consistently deliver popular, high-quality games in a timely manner, or if consumers prefer competing products, our business might suffer. Consumer preferences for games are usually cyclical and difficult to predict, and even the most successful content remains popular for only limited periods of time, unless refreshed with new content or otherwise enhanced. In order to remain competitive, we must continuously develop new products or enhancements to our existing products. These products or enhancements may not be well-received by consumers, even if well-reviewed and of high quality. Further, competitors may develop content that imitates or competes with our best-selling games, potentially taking sales away from them or reducing our ability to charge the same prices we have historically charged for our products. We have experienced pricing pressures in the past and expect to continue to face pricing pressure in 2020. These competing products may take a larger share of consumer spending than anticipated, which could cause product sales to fall below expectations. We also compete based on the extent of our sales, service, marketing and distribution channels. We on occasion provide extended payment term financing for product purchases, and we expect to continue to provide extended payment term financing until the global economy and industry conditions improve and demand for such financing abates. We have also offered customers discounts and other offers and modified pricing and other contractual terms in connection with the sale or placement of our products and services. Our competitors may provide a greater amount of financing or better offers and terms than we do, and this may impact demand for our Gaming products and services. We cannot assure that competitive pressure will not cause us to increase the incentives that we offer to our customers or agree to modify contractual terms in ways that are unfavorable to us, which could adversely impact our results of operations, cash flows and financial condition.
We also compete to obtain space and favorable placement on casino gaming floors, and some of our product lines may compete against each other for this space. Consolidation of casino and other operators, increased competition among operators and reductions in capital expenditures by operators have significantly increased the level of competition among gaming suppliers and may do so in the future. Casino operators focus on performance, longevity, player appeal and price when making their purchasing decisions. Competitors with a larger installed base of gaming machines and more game themes than ours may have an advantage in obtaining and retaining placements in casinos. Our Shufflers also compete against hand shuffling, which remains the most competitive shuffling option for casino card games around the world.
We also face high levels of competition in the supply of products and services for newly legalized gaming jurisdictions and for openings of new or expanded casinos. Our success depends on our ability to successfully enter new markets and compete successfully for new business, especially in the face of declining demand for gaming machine replacements.
Lottery
Our Lottery business faces competition from a number of domestic and foreign businesses, some of which have substantially greater financial resources than we do, which impacts our ability to win new contracts and renew existing contracts. In addition, the U.S. lottery industry has matured with 48 U.S. jurisdictions offering instant game lotteries and/or draw lotteries. As some jurisdictions seek to privatize or outsource lottery operations (including partial privatizations through PMAs or otherwise), we face competition from both traditional and new competitors with respect to these opportunities. In some cases, we may find it necessary or desirable to enter into strategic relationships with third parties, including competitors, and may be required to commit significant sums of money in order to pursue these opportunities.
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

We face increased price competition in our Lottery systems business from our two principal competitors in that business. This may adversely affect our ability to win or renew lottery systems contracts or reduce the profitability of lottery systems contracts that we do win. For example, since 2013, we have lost lottery systems contracts to competitors with the Colorado lottery following the expiration or termination of our contract there, and in Indiana through regulatory change to privatize lottery operations.
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
SciPlay
SciPlay, which includes social casino games and from which we derive substantially all of our SciPlay revenue, is a rapidly evolving industry with low barriers to entry. Businesses can easily launch online or mobile platforms and applications at nominal cost by using commercially available software or partnering with various established companies in these markets. The market for our games is also characterized by rapid technological developments, frequent launches of new games and features, changes in player needs and behavior, disruption by innovative entrants and evolving business models and industry standards. As a result, our industry is constantly changing games and business models in order to adopt and optimize new technologies, increase cost efficiency and adapt to player preferences.
Successful execution of our strategy depends on our continuous ability to attract and retain players, adapt to the emergence of new mobile hardware or operating systems, expand the market for our games, maintain a technological edge and offer new capabilities to players. We also compete with social gaming companies, including those that offer social casino games such as Playtika, Product Madness/Big Fish Games, Zynga Inc., DoubleU Games/Double Down Interactive, GSN/Bash Gaming and Huuuge games, some of which have no connection to regulated real money gaming, and many of those companies have a base of existing players that is larger than ours. In some cases, we compete against real money gaming operators who have expanded their games to include social casino games and have in the past leveraged their land-based gaming relationship with us to license social casino game content from us. In those cases, customers of such real money gaming operators may choose to play our content as it is offered by the operator and not as it is offered by our social casino games, detrimentally impacting our results.
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
Moreover, current and future competitors may also make strategic acquisitions or establish cooperative relationships among themselves or with others, including our current or future third-party suppliers. By doing so, these competitors may increase their ability to meet the needs of existing or prospective players. These developments could limit our ability to obtain revenue from existing and new buyers. If we are unable to compete effectively, successfully and at reasonable cost against our existing and future competitors, our results of operations, cash flows and financial condition could be adversely impacted.
We offer players regular free play and frequent discounts for purchases of virtual coins to extend play in connection with our social casino gaming business. We cannot assure that competitive pressure will not cause us to increase the incentives that we offer to our players, which could adversely impact our results of operations, cash flows and financial condition.
Digital
Our Digital business is also subject to significant competition. Our RMG business focuses on the supply of game content to online casino operators, and there are a number of competitors in that industry, including from illegal or unregulated operators.
On May 14, 2018, the Supreme Court of the U.S. overturned the PASPA, a decision that opened up a path to legalization of sports wagering across the country. Following this ruling, at least 13 states have legalized sports wagering, with some of those states permitting online sports wagering. Other states are considering legislation that would permit legal sports wagering, both land based and online. As a result of the change in regulations, we expanded, and expect to further expand, our sports wagering business.

The ongoing evolution of regulations governing sports wagering could lead to increased competition over time as large land-based gaming operators, games companies and other online entertainment companies may seek to enter the sports wagering market. Such organizations, some with long established and trusted brands, may buy or build capabilities to allow them to effectively compete with us or our customers. This could lead to a reduction in customers’ revenue and profitability, which would in turn negatively impact our financial performance. Several of our competitors, such as IGT, Kambi and SBTech have already taken steps to expand their presence in the sports wagering market. We are unable to predict the impact additional competition, including the expansion of sports wagering, will have on our business. The success of sports wagering within our RMG business also depends on the strength of our customers’ brands. Maintaining and enhancing these brands requires significant expense. As the market becomes more competitive, the value of these brands may not be maintained or enhanced.
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
We offer and have in the past offered customers discounts, free trials and free spins in connection with our Digital business. We cannot assure that competitive pressure will not cause us to increase the incentives that we offer to our customers, which could adversely impact our results of operations, cash flows and financial condition.
Unfavorable U.S. and international economic conditions, or decreased discretionary spending or travel due to other factors such as terrorist activity or threat thereof, civil unrest, health epidemics, contagious disease outbreaks, or public perception thereof or other economic or political uncertainties, may adversely affect our business, results of operations, cash flows or financial condition.

Unfavorable economic conditions, including recession, economic slowdown, decreased liquidity in the financial markets, decreased availability of credit and relatively high rates of unemployment, have had, and may continue to have, a negative effect on our business. Socio-political factors such as terrorist activity or threat thereof, civil unrest or other economic or political uncertainties, or health epidemics, contagious disease outbreaks, or public perception thereof that contribute to consumer unease may also result in decreased discretionary spending or travel by consumers and have a negative effect on our Gaming business. We cannot fully predict the effects that unfavorable social, political and economic conditions, economic uncertainties and public health crises and any resulting decrease in discretionary spending or travel would have on us, as they would be expected to impact our customers, suppliers and business partners in varied ways.
In our Gaming business, especially our Participation gaming business, our revenue is largely driven by players’ disposable incomes and level of gaming activity. Unfavorable economic conditions have reduced, or may reduce, the disposable incomes of casino patrons and resulted, or may result, in fewer patrons visiting casinos, whether land‑based or online, and lower amounts spent per casino visit. A further or extended decline in disposable income could result in reduced play levels on our Participation gaming machines, causing our results of operations and cash flows from these products to decline. Additionally, higher travel and other costs may adversely affect the number of players visiting our customers’ casinos. Adverse changes in discretionary consumer spending or consumer preferences, resulting in fewer patrons visiting casinos and reduced play levels, could also be driven by factors such as an unstable job market, outbreaks of contagious diseases or public perception thereof or fears of terrorism or other violence. A decline in play levels may negatively impact the results of operations, cash flows and financial condition of our casino customers and their ability to purchase or lease our products and services.
Unfavorable economic conditions have also impacted, and could continue to impact, the ability of our Gaming customers to make timely payments to us. In addition, unfavorable economic conditions have caused, and could continue to cause, some of our Gaming customers to close gaming venues or ultimately declare bankruptcy, which would adversely affect our business. In recent years, our Gaming business has expanded the use of extended payment term financing for gaming machine purchases, and we expect to continue to provide a higher level of extended payment term financing in this business until demand from our customers for such financings abates. These financing arrangements may increase our collection risk, and if customers are not able to pay us, whether as a result of financial difficulties, bankruptcy or otherwise, we may incur provisions for bad debt related to our inability to collect certain receivables. In addition, both extended payment term financing and operating leases result in a delay in our receipt of cash, which reduces our cash balance, liquidity and financial flexibility to respond to changing economic events. Unfavorable economic conditions may also result in volatility in the credit and equity markets. The difficulty or inability of our customers to generate or obtain adequate levels of capital to finance their ongoing operations may reduce their ability to purchase our products and services. Refer to Note 6 for international locations with significant concentrations of our receivables with terms longer than one year.
In our Lottery business, we believe that difficult economic conditions have contributed, or may contribute, to reductions in spending on marketing by our customers and, in certain instances, less favorable terms under our contracts, as many of our customers face budget shortfalls and seek to cut costs.
There are ongoing concerns regarding the debt burden of certain countries, particularly in Europe and South America, and their ability to meet their future financial obligations, which have resulted in downgrades of the debt ratings for these countries. We currently operate in, and our growth strategy may involve pursuing expansion or business opportunities in certain of these jurisdictions, such as Argentina, Brazil, Greece, Italy, Puerto Rico, Turkey and Ukraine among others. These sovereign debt concerns, whether real or perceived, could result in a recession, prolonged economic slowdown, or otherwise negatively impact the general health and stability of the economies in these countries or more broadly. In more severe cases, this could result in a limitation on the availability or flow of capital, thereby restricting our liquidity and negatively impacting our results of operations, cash flows and financial condition.
Our future results of operations may be negatively impacted by slow growth or declines in the replacement cycle of gaming machines and by the slow growth of new gaming jurisdictions or slow addition of casinos in existing jurisdictions.
Demand for our Gaming products and services is driven by the replacement of existing gaming machines in existing casinos, the establishment of new jurisdictions, the opening of additional casinos in existing jurisdictions and the expansion of existing casinos. Slow growth or declines in the replacement cycle of gaming machines could reduce the demand for our products and negatively impact our results of operations, cash flows and financial condition. In 2019, our gaming machine sales were affected by fewer casino openings and expansions.
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
In addition, there is significant opposition in some jurisdictions to interactive social and digital gaming, including social casino gaming and sports wagering. Some states or countries have anti-gaming groups that specifically target social casino games and sports wagering. Such opposition could lead these jurisdictions to adopt legislation or impose a regulatory framework to govern interactive social gaming, social casino games or sports wagering specifically. These could result in a prohibition on interactive social gaming, social casino gaming or sports wagering altogether, restrict our ability to advertise our games, or substantially increase our costs to comply with these regulations, all of which could have an adverse effect on our results of operations, cash flows and financial condition. We continue to devote significant attention to monitoring these developments. However, we cannot predict the likelihood, timing, scope or terms of any state, federal or foreign legislation or regulations relating to our SciPlay and Digital businesses or the extent to which they may affect our SciPlay and Digital businesses.
Our success depends upon our ability to adapt to, and offer products and services that keep pace with, changing technology and evolving industry standards.
Our ability to anticipate or respond to changing technology and evolving industry standards and to develop and introduce new and enhanced products and services, including, but not limited to, gaming and lottery content, gaming machines, CMSs, table products and interactive gaming products and services, on a timely basis or at all is a significant factor affecting our ability to remain competitive, retain existing contracts or business and expand and attract new customers and players. We cannot assure that we will achieve the necessary technological advances or have the financial resources needed to introduce new products or services on a timely basis or at all.
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
We invest significant resources in our R&D efforts, which may not lead to successful or commercially viable new technologies, services or products.
We have invested, and intend to continue to invest, significant resources in R&D efforts. We invest in a number of areas, including product development for game and system‑based hardware, software and game content. In addition, because of the sophistication of our newer products and the resources committed to their development, they are generally more expensive to produce and, for SciPlay and Digital technologies, to maintain. If our new services and products do not gain market acceptance or the increase in the average selling price of these new products is not proportionate to the increase in production cost, in each case as compared to our prior products, or if the average cost of production does not go down over time, whether by reason of long-term customer acceptance, our ability to find greater efficiencies in the manufacturing process as we refine our production capabilities or a general decrease in the cost of the technology, our margins will suffer and could negatively impact our business, results of operations, cash flows and financial condition. We cannot assure that our investment in R&D will lead to successful new technologies or products. If a new service or product is not successful, we may not recover our development, regulatory approval or promotion costs.
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
Our success also depends on creating products and services with strong and sustained player appeal. We are under continuous pressure to anticipate player reactions to, and acceptance of, our new products, avoid declining play levels on our leased gaming machines and continue to provide successful products that generate a high level of play. In some cases, a new game or gaming machine will only be accepted by our casino or interactive gaming customers if we can demonstrate that it is likely to produce more revenue and Net win and/or has more player appeal than our existing products and services or our competitors’ products and services. WAP, premium and daily fee Participation gaming machines are replaced on short notice by casino operators if they do not meet and sustain revenue and profitability expectations. Customers may cancel pending orders with us if our products are not performing to expectations at other casinos.

In addition, the social gaming landscape is rapidly evolving and is characterized by major fluctuations in the popularity of social products and platforms, such as the dramatic increase in the popularity of mobile platforms. We may be unable to develop products at a rate necessary to respond to these changes, or at all, or that anticipate the interests of social players. Likewise, our SciPlay offerings operate largely through Facebook, Google, Apple, Amazon and Microsoft platforms. If alternative platforms increase in popularity, we could be adversely impacted if we fail to timely create compatible versions of our products.
Competition is intense in the digital gaming landscape. The increased importance of digital content delivery in our industry increases the potential competition in our SciPlay and Digital businesses, as the minimum capital needed to produce and publish a digitally delivered game, particularly a new game for mobile platforms, may be significantly less than that needed to produce and publish one that is purchased through retail distribution. Recently, there has been additional significant competition in the sports wagering market as a result of the legislative changes that have encouraged new market participants. Refer to “Government Regulation - Digital” in Part I, Item 1 of this Annual Report on Form 10-K for a discussion of such legislative changes. As more competitors enter the market, our operating results may be negatively impacted.
We and our industries are subject to strict government regulations that may limit our existing operations, have an adverse impact on our ability to grow and affect our license eligibility or expose us to fines or other penalties.
In the U.S. and many other countries, the provision of Gaming, Lottery, SciPlay and Digital products and services is subject to extensive and evolving regulation. These regulatory requirements vary from jurisdiction to jurisdiction. Therefore, we are subject to a wide range of complex laws and regulations in the jurisdictions in which we are licensed or operate. Most jurisdictions require that we be licensed, that our key personnel and certain of our security holders be found suitable or be licensed, and that our products be reviewed and approved before placement. Licenses, approvals or findings of suitability may be revoked, suspended or conditioned. If a license, approval or finding of suitability is required by a regulatory authority and we fail to seek or do not receive the necessary approval, license or finding of suitability, or if it is granted and subsequently revoked, then we may be prohibited from providing our products or services for use in the particular jurisdiction. In addition, the loss of a license in one jurisdiction could trigger the loss of a license, or affect our eligibility for a license, in other jurisdictions. We may also become subject to regulation in any new jurisdictions in which we decide to operate in the future, including due to expansion of a customer’s operations. Gaming authorities have levied and may levy fines against us or seize certain of our assets if we violate gaming regulations. We cannot assure that we will be able to obtain or maintain the necessary licenses or approvals or that the licensing process will not result in delays or adversely affect our operations. The failure to obtain or retain a required license or approval in any jurisdiction would decrease the geographic areas where we are permitted to operate and generate revenue, may limit our ability to obtain a license in other jurisdictions and may put us at a disadvantage relative to our competitors.
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
Often, our games, Gaming product hardware and software and our Digital RMG and sports wagering offerings and services must be approved in the jurisdictions in which they are operated, and we cannot assure you that such products or services will be approved in any jurisdiction. Our networked gaming technology requires regulatory approval in gaming jurisdictions prior to the shipment or implementation of any gaming machines, products or services and, although we have received approvals from the jurisdictions in which we currently operate this technology, we cannot assure you that we will receive the approvals necessary to offer it in additional gaming jurisdictions. Many of our customers are required to be licensed, and delays in approvals of our customers’ operations or expansions may adversely affect our results of operations, cash flows and financial condition. In addition, current regulations in a number of jurisdictions where our customers operate, such as Macau SAR and Singapore, limit the amount of space allocated to our products or limit the amount of new product available to operators to an amount that has been pre-approved by regulators. Substantial changes in any such regulations could adversely affect demand for our products.
A substantial portion of our legacy U.K. Gaming reporting unit revenue is concentrated with Ladbrokes Coral Group (which was acquired by GVC Holdings PLC in March 2018), which operates LBOs in the U.K. Effective as of April 1, 2019, fixed-odds betting terminals maximum stakes limit was required to be reduced from £100 to £2. As a result of this change, a number of LBO operators commenced a rationalization of their retail operations, which among other measures has included closure of certain LBO shops. The rationalization is likely to continue for the foreseeable future.
In January 2020, the U.K. Gambling Commission announced a ban, which will come into effect on April 14, 2020, on gambling businesses allowing consumers in Great Britain to use credit cards to gamble in all online and offline gambling products, with the exception of non-remote lotteries. Simultaneously with the aforementioned ban, the U.K. Gambling Commission announced changes to license conditions which will require all online gambling operators to participate in a multi-operator self-exclusion scheme, GAMSTOP, which will allow consumers to self-exclude from online operators with one request. These license condition changes will be effective March 31, 2020. We will continue to assess the anticipated impact of these announcements on our Digital and Gaming business segments and overall business, but currently believe it to be immaterial.
We and certain of our affiliates, major stockholders (generally persons and entities beneficially owning a specified percentage (typically 5% or more) of our equity securities), directors, officers and key employees are subject to extensive background investigations and suitability standards in our businesses. For additional details regarding the background investigations, the risk of failure of any such individuals or entities to submit to such background investigations, the significant approval and licensing discretion of regulatory authorities, and the authority granted to these regulatory authorities, see “Government Regulation” in Part I, Item 1 of this Annual Report on Form 10-K and Exhibit 99.10 “Gaming Regulations.” Our failure, or the failure of any of our major stockholders, directors, officers, key employees, products or technology, to obtain or retain a required license or approval in one jurisdiction could negatively impact our ability (or the ability of any of our major stockholders, directors, officers, key employees, products or technology) to obtain or retain required licenses and approvals in other jurisdictions.
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
There are instances where a state in which a Native American tribe conducts Class III gaming activities disagrees with such tribe regarding the regulation of gaming, including the regulation of gaming suppliers. In those instances, we make every effort to comply with both state and tribal regulation and fulfill our contractual obligations. However, there may be and have been situations where any such disagreement impedes or creates uncertainty with respect to our ability to supply gaming products and services to such tribal customer or otherwise negatively impacts our relationship with such customer or gaming regulators. There are additional complexities that may impact disputes or other interactions with Native American tribe customers. For example, Native American tribes generally enjoy sovereign immunity from lawsuits, similar to the sovereign immunity enjoyed by the individual states and the U.S. In addition, certain commercial agreements with Native American tribes are subject to review by regulatory authorities such as the National Indian Gaming Commission, and, among other things, any such review could require substantial modifications to any such agreement we enter into with a Native American tribe customer.
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

We have developed and implemented an internal compliance program in an effort to ensure that we comply with legal requirements imposed in connection with our Gaming, Lottery, SciPlay and Digital activities and legal requirements generally applicable to all publicly traded companies. Refer to “Government Regulation- General” in Part I, Item 1 of this Annual Report on Form 10-K, for additional details about the compliance program. We cannot assure that such steps will prevent the violation of one or more laws or regulations, or that a violation by us or an employee will not result in the imposition of a monetary fine, suspension or revocation of one or more of our licenses or other penalties.
Laws and regulations relating to our SciPlay and Digital businesses (including sports wagering) are evolving. For additional discussion regarding risks associated with the evolving regulatory landscape for interactive gaming and sports wagering, see the risk factors below captioned “We may not be able to capitalize on the expansion of internet or other forms of interactive gaming or other trends and changes in the gaming, lottery, social, and digital gaming industries, including due to laws and regulations governing these industries”; “Legislative interpretation and enforcement of certain gaming or sports wagering activities could adversely affect financial performance and reputation”; “Regulators and investors may perceive gaming or sports wagering suppliers and operators similarly, and their respective regulatory risk”; “Failure of our technological blocking systems could result in violations of laws or regulations and have a material adverse effect on our operations, financial performance and prospects”; “Expectations of a shift to regulated online gaming or sports wagering may not come to fruition”; “We may incur additional impairment charges”; and “We rely on the ability to use the intellectual property rights of third parties”; and “Government Regulation” in Part I, Item 1 of this Annual Report on Form 10-K.
See Exhibit 99.10 “Gaming Regulations” for additional information regarding certain of the regulations that govern our Gaming, Lottery, SciPlay and Digital businesses.
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
Regulators and investors may perceive gaming or sports wagering suppliers and operators similarly, and consider their respective regulatory risk to be similar.
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
Our business strategy includes a gradual shift into new, regulated online gaming and sports wagering markets. We expect there to be an opportunity to grow revenue by being among the first systems providers to obtain a license to operate online gaming systems in markets where end-users historically have been reliant on unregulated online gaming. However, there is no guarantee that end users who are currently engaging in unregulated online gaming (in the U.S. or elsewhere) will transition away from unregulated gaming to regulated gaming in the wake of regulation, which is itself uncertain as to timing and scope and varies on a jurisdiction by jurisdiction basis. Our ability to influence end-user tastes and habits is limited, and if the introduction of regulation fails to result in a migration of end-users from unregulated gaming to regulated gaming (from which we currently derive and are expected to derive revenue through revenue sharing and fixed fees arrangements with our sports wagering customers), this may have an adverse impact on our operations, financial performance and prospects.
On May 14, 2018, the Supreme Court of the U.S. overturned the PASPA, a decision that opened up a path to legalization of sports wagering across the country. Following this ruling, at least 13 states have legalized sports wagering with some of those states permitting online sports wagering. Other states are considering legislation that would permit legal sports wagering, both land based and online. As a result of the change in regulations, we expanded, and expect to further expand, our sports wagering business. Our ability to expand our online gaming and sports wagering operations depends on adoption of regulations permitting sports wagering in the U.S. We cannot assure when, or if, such regulations will be adopted, or the terms of such regulations, in certain of the jurisdictions in which we operate.
We may not be able to capitalize on the expansion of internet or other forms of interactive gaming or other trends and changes in the gaming, lottery, social and digital gaming industries, including due to laws and regulations governing these industries.
We participate in the new and evolving digital gaming and interactive lottery industries through our SciPlay, RMG and other interactive gaming and lottery offerings. Part of our strategy is to take advantage of the liberalization of interactive gaming, both within the U.S. and internationally. These industries involve significant risks and uncertainties, including legal, business and financial risks. The success of these industries and of our interactive gaming and lottery products and services may be affected by future developments in social networks, including Facebook, mobile platforms, regulatory developments, data privacy laws and other factors that we are unable to predict and are beyond our control. This fast‑changing environment can make it difficult to plan strategically and can provide opportunities for competitors to grow their businesses at our expense. Consequently, our future results of operations, cash flows and financial condition relating to our Gaming, Lottery, SciPlay and Digital products and services are difficult to predict and may not grow at the rates we expect, and we cannot assure that these products and services will be successful in the long term.
In general, our ability to successfully pursue our digital, gaming and lottery strategy depends in part on the laws and regulations relating to wagering through interactive channels. Until 2011, there was uncertainty as to whether the Wire Act prohibited states from conducting intrastate lottery transactions via the internet if such transactions crossed state lines. In late 2011, the OLC issued an opinion which concluded that the prohibitions of the Wire Act were limited to sports gambling and thus did not apply to state lotteries at all. In 2018, at the request of the Criminal Division, the OLC reconsidered the 2011 DOJ opinion’s conclusion that the Wire Act was limited to sports gambling. On January 14, 2019, the OLC published a legal opinion dated November 2, 2018, which concluded that the 2011 DOJ opinion had incorrectly interpreted the Wire Act. In the 2018 DOJ opinion, the OLC concluded that the restrictions on the transmission in interstate or foreign commerce of bets and wagers in the Wire Act were not limited to sports gambling but instead applied to all bets and wagers. These restrictions therefore apply equally to our iGaming, iLottery and sports betting solutions and services. The OLC also found that the enactment of the UIGEA described above did not modify the scope of the Wire Act. The DOJ later issued memoranda directing federal law enforcement agencies to refrain from enforcing the conclusions of the 2018 DOJ opinion for activities other than sports betting until June 30, 2020 or final judgment is entered in New Hampshire Lottery Commission v. U.S. Department of Justice, filed in the U.S. Court of Appeals for the First Circuit. At this time, we are unable to determine whether the 2018 DOJ opinion will be upheld, or what impact it will have on us or our customers.
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
Our business is subject to a number of foreign and domestic laws and regulations that affect companies conducting business on the internet, and laws and regulations governing data privacy and security, including with respect to the collection, storage, use, transmission and protection of personal information and other consumer data. The scope of data privacy and security regulations continues to evolve, and we believe that the adoption of increasingly restrictive regulations in this area is likely within the U.S. and other jurisdictions. Our SciPlay and Digital businesses are subject to evolving regulations, and the status of any particular jurisdiction may change at any time. The regulatory structure surrounding certain aspects of these businesses is currently in flux in some jurisdictions. See the risk factor captioned “Gaming opponents persist in their efforts to curtail the expansion of legalized gaming, which, if successful, could limit the growth of our operations” and “Government Regulation - SciPlay” and “Government Regulation - Digital” in Part I, Item 1 of this Annual Report on Form 10-K for additional information on evolving regulations applicable to our SciPlay and Digital businesses.
Know-your-customer and geo-location programs and technologies supplied by third parties are an important aspect of certain internet and mobile gaming products and services because they confirm certain information with respect to players and prospective players, such as age, identity and location. Payment processing programs and technologies, typically provided by third parties, are also a necessary feature of interactive wagering products and services. These programs and technologies are costly and may have an adverse impact on our results of operations, cash flows and financial condition. Additionally, we cannot assure that products containing these programs and technologies will be available to us on commercially reasonable terms, if at all, or that they will perform accurately or otherwise in accordance with our required specifications. See the SciPlay and Digital sections in the risk factor captioned “We operate in highly competitive industries, and our success depends on our ability to effectively compete with numerous domestic and foreign businesses” for additional information on risks regarding internet and mobile gaming products and services.
Our SciPlay business largely depends upon our relationships with key third-party platform providers, who we rely on to make our games available to players and to collect revenue, and changes in those relationships could negatively impact our SciPlay business.
In our SciPlay business, our services operate largely through Facebook, Google, Apple, and Amazon platforms, with some games available on the Microsoft platform, which also serve as significant online distribution platforms for our games. In 2019 and 2018, substantially all of our SciPlay revenue was generated by players using those platforms. Consequently, our expansion and prospects of our SciPlay offerings depend on our continued relationships with these providers, and any emerging platform providers that are widely adopted by our target player base. Our relationships with Facebook, Google, Apple, Amazon and Microsoft are not governed by contracts but rather by these platform providers’ standard terms and conditions for application developers, which govern the promotion, distribution and operation of games and other applications on their platforms, and which the platform providers can change unilaterally on short or without notice. Our SciPlay business will be adversely impacted if we are unable to continue these relationships in the future or if the terms and conditions offered by these providers are altered to our disadvantage. For instance, if any of these providers were to increase their fees, our results of operations, cash flows and financial condition would suffer.
In addition, our SciPlay business would be harmed if:

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
We cannot assure that our current contracts will be extended or that we will be awarded new contracts as a result of competitive bidding processes or otherwise in the future. In addition, it is common for competitors to protest the award of Lottery contracts to us and any such protest could delay or prevent our ability to enter into a new contract. For example, there is a pending third-party protest against the renewal of the LNS concession to operate the Italian instant games lottery. The termination, expiration or failure to renew one or more of our contracts could cause us to lose substantial revenue, which could have an adverse effect on our ability to win or renew other contracts or pursue growth initiatives. We cannot assure that new or renewed contracts will contain terms that are as favorable as our current terms or will contemplate the same scope of products and services as our current contracts, and any less favorable contract terms or diminution in scope could negatively impact our results of operations, cash flows and financial condition. For additional information regarding the potential expiration dates of certain of our more significant Lottery contracts, see the table in “Lottery Segment” in Part I, Item 1 of this Annual Report on Form 10-K.
We are also required by certain of our customers to provide surety or performance bonds in connection with our contracts. As of December 31, 2019, we had $267 million of outstanding performance bonds. We cannot assure that we will continue to be able to obtain surety or performance bonds on commercially reasonable terms or at all. Our inability to provide such bonds would materially and adversely affect our ability to renew existing, or obtain new, Lottery contracts.
A substantial portion of our Gaming revenue depends on repeat customers. In certain regions, our business may be concentrated with a small number of customers, such as our U.K. LBO business, and during the second quarter of 2018, we signed a new up to seven-year agreement with Ladbrokes Coral Group (which was acquired by GVC Holdings PLC in March 2018) to continue to supply terminals, content and related services, which represent a significant portion of our U.K. LBO business. We cannot assure that our current contracts will be extended or that we will be awarded new contracts.
Given the increased competition in the sports wagering landscape due to the 2018 Supreme Court decision overturning PASPA, it is crucial that we remain innovative in this field in order to preserve our first-mover advantage, maintain current contracts and gain new contracts.
Our business depends on the protection of our intellectual property and proprietary information.

We believe that our success depends, in part, on protecting our intellectual property in the U.S. and in foreign countries. Our intellectual property includes certain patents, trademarks and copyrights relating to our products and services (including gaming machines, interactive gaming products, table games, shufflers and accessories, instant lottery products and gaming and lottery systems), and proprietary or confidential information that is not subject to patent or similar protection. Our success may depend, in part, on our ability to obtain protection for the trademarks, trade dress, names, logos or symbols under which we market our products and to obtain copyright and patent protection for our proprietary technologies, designs, software and innovations. We cannot assure that we will be able to build and maintain consumer value in our trademarks, obtain patent, trademark or copyright protection or that any patent, trademark or copyright will provide us with competitive advantages. In particular, the U.S. Supreme Court recently tightened the standard for patent eligibility of software patents. Despite revised U.S. Patent and Trademark Office guidelines in 2019, similar decisions in the future may negatively impact the validity or enforceability of certain of our patents, our ability to protect our inventions, innovations and new technology and the value of our substantial patent portfolio. Under a patent cross-licensing agreement with IGT, which relates to technology that is used in substantially all of our gaming machines, we can offer games using patented game features from the patent portfolios of other members of IGT’s slot game features program, and such members can likewise offer games using patented game features from our patent portfolio. This arrangement may diminish the competitive advantage our slot games may derive from our patents.
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
We rely on products, technologies and intellectual property that we license from third parties, including from our competitors, for use in our Gaming, Lottery, SciPlay and Digital businesses. Substantially all of our gaming machines and portions of our SciPlay and Digital offerings and services use intellectual property licensed from third parties. The future success of our business may depend, in part, on our ability to obtain, retain and/or expand licenses for popular technologies and games in a competitive market. We cannot assure that these third‑party licenses, or support for such licensed products and technologies, will continue to be available to us on commercially reasonable terms, if at all. In the event that we cannot renew and/or expand existing licenses, we may be required to discontinue or limit our use of the products that include or incorporate the licensed intellectual property.
Some of our license agreements contain minimum guaranteed royalty payments to the third party. If we are unable to generate sufficient revenue to offset the minimum guaranteed royalty payments, it could have a material adverse effect on our results of operations, cash flows and financial condition. Our license agreements typically contain restrictions on our ability to use or transfer the licensed rights in connection with certain strategic transactions. Certain of our license agreements grant the licensor rights to audit our use of the licensor’s intellectual property. Disputes with licensors over uses or terms could result in the payment of additional royalties or penalties by us, cancellation or non‑renewal of the underlying license or litigation.
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
We cannot assure that our business activities, games, products, services and systems will not infringe upon the proprietary rights of others, or that other parties will not assert infringement claims against us. In addition to infringement claims, third parties may allege claims of invalidity or unenforceability against us or against our licensees or manufacturers in connection with their use of our technology. A successful challenge to, or invalidation of, one of our intellectual property interests, a successful claim of infringement by a third party against us, our products or services, or one of our licensees in connection with the use of our technologies, or an unsuccessful claim of infringement made by us against a third party or its products or services could adversely affect our business or cause us financial harm. Any such claim and any resulting litigation, should it occur, could:

•	be expensive and time consuming to defend or require us to pay significant amounts in damages;

•	invalidate our proprietary rights;

•	cause us to cease making, licensing or using products or services that incorporate the challenged intellectual property;

•	require us to redesign, reengineer or rebrand our products or services or limit our ability to bring new products and services to the market in the future;

•	require us to enter into costly or burdensome royalty, licensing or settlement agreements in order to obtain the right to use a product, process or component;

•	impact the commercial viability of the products and services that are the subject of the claim during the pendency of such claim; and/or

•	require us by way of injunction to remove products or services on lease or stop selling or leasing new products or services.
Our success depends on the security and integrity of the systems and products we offer, and security breaches or other disruptions could compromise our information or the information of our customers and expose us to liability, which would cause our business and reputation to suffer.
We believe that our success depends, in large part, on providing secure products, services and systems to our customers, and on our ability to avoid, detect, replicate and correct software and hardware anomalies and fraudulent manipulation of our products and services. Our businesses sometimes involve the storage, processing and transmission of players’ proprietary, confidential and personal information. We also maintain certain other proprietary and confidential information relating to our business and personal information of our personnel. All of our products and services are designed with security features to prevent fraudulent activity. However, we cannot guarantee that these security features will effectively stop all fraudulent activities. Despite our security measures, our products, services and systems are vulnerable to attacks by hackers, customers, retailers, vendors or employees or breached due to malfeasance or other disruptions. Any security breach or incident that we experience could result in unauthorized access to, misuse of, or unauthorized acquisition of our or our players’ data, the loss, corruption or alteration of this data, interruptions in our operations or damage to our computers or systems or those of our players or third-party platforms. Any of these could expose us to claims, litigation, fines and potential liability. Our ability to prevent anomalies and monitor and ensure the quality and integrity of our products and services is periodically reviewed and enhanced, but may not be sufficient to prevent future attacks, breaches or disruptions. Similarly, we regularly assess the adequacy of our security systems, including the security of our games and software, to protect against any material loss to any of our customers and our players, as well as the integrity of our products and services to end users and the integrity of our games to players. Expanded use of the internet and other interactive technologies may result in increased security risks for us and our customers. We cannot assure that our business or a business we acquire will not be or has not been affected by fraudulent activities or a security breach or lapse, which could have a material adverse impact on our results of operations, cash flows and financial condition.

Online transactions may be subject to sophisticated schemes to defraud, launder money or other illegal activities. There is a risk that our products or systems may be used for those purposes by our customers’ players. There is also a risk that we will be subject to fraudulent activities by our employees. In addition, our gaming machines have experienced anomalies and fraudulent manipulation in the past. Games and gaming machines may be replaced by casinos and other gaming machine operators if they do not perform according to expectations, or they may be shut down by regulators. The occurrence of anomalies in, or fraudulent manipulation of, our gaming machines or our other products and services (including our SciPlay and Digital products and services), may give rise to claims from players or customers, may lead to claims for lost revenue and profits and related litigation by our customers and may subject us to investigation or other action by regulatory authorities, including suspension or revocation of our licenses or other disciplinary action. Additionally, in the event of the occurrence of any such issues with our products and services, substantial engineering and marketing resources may be diverted from other projects to correct these issues, which may delay other projects and the achievement of our strategic objectives.
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
We rely on information technology and other systems, and any failures in our systems or errors, defects or disruptions in our products and services could diminish our brand and reputation, subject us to liability and have disrupted and could disrupt our business and adversely impact our results.
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
A meaningful portion of our SciPlay and Digital gaming traffic is hosted by third-party data centers, such as Amazon Web Services, or AWS, Continent 8 and Claranet. Such third parties provide us with computing and storage capacity, and AWS is under no obligation to renew the agreements related to these services with us on commercially reasonable terms or at all. If we are unable to renew these agreements on commercially reasonable terms, or if one of our data center operators is acquired, we may be required to transfer our servers and other infrastructure to new data center facilities and we may incur significant costs and possible lengthy service interruptions in connection with doing so, potentially causing harm to our reputation. If a game is unavailable or operates more slowly than anticipated when a player attempts to access it, that player may stop playing the game and be less likely to return to the game.
Portions of our information technology infrastructure, including those operated by third parties, have and may again experience interruptions, delays or cessations of service or produce errors in connection with systems integration or migration work that takes place from time to time. We may not be successful in implementing new systems and transitioning data, which could cause business disruptions and be more expensive, time consuming, disruptive and resource-intensive. We have no control over third parties that provide services to us and those parties could suffer problems or make decisions adverse to our business. We have contingency plans in place to prevent or mitigate the impact of these events. However, such disruptions could materially and adversely impact our ability to deliver products or services to customers and interrupt other processes. For example, in 2019, Flash was removed from the Google Chrome browser, resulting in player friction and disruptions in delivering our SciPlay and Digital services to our customers. If our information systems do not allow us to transmit accurate information, even for a short period of time, to key decision makers, the ability to manage our business could be disrupted and our results of operations, cash flows and financial condition could be materially and adversely affected. Failure to properly or adequately address these issues could impact our ability to perform necessary business operations, which could materially and adversely affect our reputation, competitive position, results of operations, cash flows and financial condition.
Several of our products and services rely on data transferred over the internet. Access to the internet in a timely fashion is necessary to provide a satisfactory user experience to the consumers of our products. Third parties, such as telecommunications companies, could prevent access to the internet or limit the speed of our data transmissions, with or without reason, causing an adverse impact on our user experience that may materially and adversely affect our reputation, competitive position, results of operations, cash flows and financial condition. In addition, telecommunications companies may implement certain measures, such as increased cost or restrictions based on the type or amount of data transmitted, that would impact consumers’ ability to access our products, which could materially and adversely affect our reputation, competitive position, results of operations, cash flows and financial condition. Furthermore, internet penetration may be adversely affected by difficult global economic conditions or the cancellation of government programs to expand broadband access.
If we or a company we acquire sustains cyber-attacks or other privacy or data security incidents that result in security breaches, we could suffer a loss of sales and increased costs, exposure to significant liability, reputational harm, regulatory fines or punishment and other negative consequences.
Our information technology systems and infrastructure are subject to cyber-attacks, viruses, malicious software, break-ins, theft, computer hacking, employee error or malfeasance or other security breaches. Hackers and data thieves are increasingly sophisticated and operate large-scale and complex automated attacks. Threats to our information technology systems and infrastructure include:

•
experienced computer programmers and hackers who are able to penetrate our security controls and misappropriate or compromise sensitive personal, proprietary or confidential information, create system disruptions or cause shutdowns or who are able to develop and deploy malicious software programs that attack our systems or otherwise exploit any security vulnerabilities;

•
security incidents, acts of vandalism or theft, coordinated attacks by activist entities, misplaced or lost data, human errors or other similar events that could negatively affect our systems and the data stored on those systems, and the data of our business partners;

•	third parties, such as hosted solution providers, that provide services to us, are also a source of security risk in the event of a failure of their own security systems and infrastructure.
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
Data privacy and security laws and regulations in the jurisdictions in which we do business could increase the cost of our operations and subject us to possible sanctions and other penalties
We collect, process, store, use and share data, some of which contains personal information. Our businesses are therefore subject to a number of federal, state, local and foreign laws and regulations governing data privacy and security, including with respect to the collection, storage, use, transmission, sharing and protection of personal information and other consumer and employee data. Such laws and regulations may be inconsistent among countries or conflict with other rules. In particular, the EU has adopted strict data privacy and security regulations. Following recent developments, such as the European Court of Justice’s 2015 ruling that the transfer of personal data from the EU to the U.S. under the EU/U.S. Safe Harbor was an invalid mechanism of personal data transfer, the adoption of the EU-U.S. Privacy Shield as a replacement for the Safe Harbor, and the effectiveness of the EU’s GDPR, as of May 2018, and proposed Regulation on Privacy and Electronic Communications (the “ePrivacy Regulation”), data privacy and security compliance in the EU are increasingly complex and challenging. The GDPR created new compliance obligations applicable to our business and some of our players and it also imposes increased financial penalties for noncompliance (including possible fines of up to four percent of global annual revenue for the preceding financial year or €20 million (whichever is higher) for the most serious violations). Compliance with the GDPR and similar regulations increases our operational costs and can impact operational efficiencies.
The scope of data privacy and security regulations worldwide continues to evolve, and we believe that the adoption of increasingly restrictive regulations in this area is likely within the U.S. and other jurisdictions. For example, in June 2018, California enacted the California Consumer Privacy Act, or CCPA, which went into effect on January 1, 2020. This law, among other things, requires new disclosures to California consumers, imposes new rules for collecting or using information about minors, and affords consumers new abilities to opt out of certain disclosures of personal information. It is unclear how courts will interpret the CCPA. The U.S. Congress may also pass a law to preempt all or part of the CCPA. The effects of the CCPA may be significant, and it required us to update our policies to include CCPA-specific clauses and procedures. A number of other proposals related to data privacy or security are pending before federal, state, and foreign legislative and regulatory bodies. For example, the European Union is contemplating the adoption of the ePrivacy Regulation, although it is now not expected to take effect before the end of 2020, that would govern data privacy and the protection of personal data in electronic communications, in particular for direct marketing purposes. Efforts to comply with these and other data privacy and security restrictions that may be enacted could require us to modify our data processing practices and policies and increase the cost of our operations. Failure to comply with such restrictions could subject us to criminal and civil sanctions and other penalties. In part due to the uncertainty of the legal climate, complying with regulations, and any applicable rules or guidance from self-regulatory organizations relating to privacy, data protection, information security and consumer protection, may result in substantial costs and may necessitate changes to our businesses practices, which may compromise our growth strategy, adversely affect our ability to attract or retain players, and otherwise adversely affect our businesses, financial condition and operating results.
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
We are responsible for establishing and maintaining adequate internal control over financial reporting. If we cannot maintain and execute adequate internal control over financial reporting or when necessary implement new or improved controls that provide reasonable assurance of the reliability of the financial reporting and preparation of our financial statements for external use, we may suffer harm to our reputation, fail to meet our public reporting requirements on a timely basis or be unable to properly report on our business and our results of operations, cash flows and financial condition. Additionally, the inherent limitations of internal controls over financial reporting may not prevent or detect all misstatements or fraud, regardless of the adequacy of those controls. We are currently undertaking an ERP system implementation in our largest business segment. In addition, the adoption of any new accounting standards may require us to add new or change existing internal controls, which may not be successful. Each of the preceding changes could materially impact our internal control over financial reporting. As of December 31, 2019, we have concluded that our internal control over financial reporting was effective based on criteria outlined in Part II, Item 9A “Controls and Procedures” of this Annual Report on Form 10-K, however, we cannot assure that material weaknesses will not be identified in the future.
Our results of operations, cash flows and financial condition could be affected by severe weather and other geological events in the locations where we or our customers, suppliers or regulators operate.
We may be impacted by severe weather and other geological events, including hurricanes, earthquakes, floods or tsunamis, that could disrupt our operations or the operations of our customers, suppliers, data service providers and regulators. Natural disasters or other disruptions at any of our facilities or our suppliers’ facilities, such as Amazon Web Services, Apple, Google, Facebook, Amazon and Microsoft may impair or delay the operation, development, provisions or delivery of our products and services. For example, hurricanes affected our lottery retail sales in Puerto Rico in 2017, with a negative impact on our fourth-quarter 2017 and full-year 2018 financial results. Additionally, disruptions experienced by our regulators due to natural disasters or otherwise could delay our introduction of new products or entry into new jurisdictions where regulatory approval is necessary. While we insure against certain business interruption risks, we cannot assure that such insurance will compensate us for any losses incurred as a result of natural or other disasters. Any serious disruption to our operations, or those of our customers, our suppliers, data service providers, or our regulators, could have a material adverse effect on our results of operations, cash flows and financial condition.
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
Our strategic equity relationships include investments in LNS, Northstar New Jersey, Hellenic Lotteries, GLB, CSG and RCN. For additional information regarding our equity investments, see Note 12.
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
From time to time, we pursue strategic acquisitions. Our ability to succeed in implementing our acquisition strategy will depend to some degree upon our ability to identify and complete commercially viable acquisitions. We cannot assure that acquisition opportunities will be available on acceptable terms or at all, or that we will be able to obtain necessary financing or regulatory approvals to complete potential acquisitions.
We may not be able to successfully integrate any businesses that we acquire or do so within the intended timeframes. We could face significant challenges in managing and integrating our acquisitions and our combined operations, including acquired assets, operations and personnel. In addition, the expected cost synergies or any other anticipated benefits associated with such acquisitions may not be fully realized in the anticipated amounts or within the contemplated timeframes or cost expectations, which could result in increased costs and have an adverse effect on our prospects, results of operations, cash flows and financial condition. We expect to incur incremental costs and capital expenditures related to our contemplated integration activities.
Acquisition transactions may disrupt our ongoing business. The integration of acquisitions will require significant time and focus from management and may divert attention from the day‑to‑day operations of the combined business or delay the achievement of our strategic objectives.
We may not achieve some or all of the anticipated benefits of SciPlay being a standalone public company, which could negatively impact our business, financial conditional and results of operation.
We may not be able to achieve all of the anticipated strategic and financial benefits expected as a result of SciPlay being a standalone public company, or such benefits may be delayed or not occur at all. These anticipated benefits include the following:

•	allowing investors to evaluate the distinct merits, performance and future prospects of the SciPlay business, independent of our other businesses;

•
improving the SciPlay business’s strategic and operational flexibility and increasing management focus as SciPlay continues to implement its strategic plan and allowing the SciPlay business to respond more effectively to different player needs and the competitive environment for its business;

•	allowing the SciPlay business to adopt a capital structure better suited to its financial profile and business needs, without competing for capital with our other businesses;

•	creating an independent equity structure that will facilitate the SciPlay business’s ability to effect future acquisitions utilizing its capital stock; and

•
facilitating incentive compensation arrangements for employees more directly tied to the performance of the SciPlay business, and enhancing employee hiring and retention by, among other things, improving the alignment of management and employee incentives with performance and growth objectives of the SciPlay business.

We may not achieve the anticipated benefits of SciPlay being a standalone public company for a variety of reasons, and it could adversely affect our operating results and financial condition.
The consummation of the SciPlay IPO also resulted in a dilution of our economic interest in the SciPlay business, and as a result we will only benefit from a portion of any profits and growth of that business, and from any dividends and other distributions from that business, if any. We currently do not expect SciPlay to declare or pay any cash dividends, other than tax distributions and certain cash distributions related to the impact of taxes pursuant to the TRA. If SciPlay discontinues the payment of, or is unable to pay, such distributions to us, this will reduce our available liquidity as SciPlay generates 17% of our operating cash flows. Furthermore, the terms of any indebtedness incurred by SciPlay business may, and the terms of the SciPlay Revolver will, limit the ability of SciPlay business to pay dividends or make other distributions to us, or to amend the agreements between SciPlay and us and our other subsidiaries.
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
We may enter into complex transactions that include multiple performance obligations or we may experience regulatory product approval delays, all of which could impact when we recognize revenue under applicable accounting principles with respect to such transactions that could adversely affect our financial results for any given period. In addition, fluctuations may occur in our revenue and related contract liabilities as a result of revenue arrangements with multi-performance obligations that include both hardware and software. See “Management’s Discussion and Analysis of Financial Condition and Results of Operations - Critical Accounting Estimates - Revenue recognition” in Part II, Item 7 and Note 3 of this Annual Report on Form 10-K for additional information.
We may incur additional impairment charges.
We review our amortizable intangible assets for impairment when events or changes in circumstances indicate the carrying value may not be recoverable. We test goodwill and other indefinite-lived intangible assets for impairment at least annually. Factors that may indicate a change in circumstances, such that the carrying value of our goodwill, amortizable intangible assets or other non-amortizing assets may not be recoverable, include a decline in our stock price and market capitalization, reduced future cash flow estimates, and slower growth rates in industry segments in which we participate. We may be required to record a significant charge in our consolidated financial statements during the period in which any impairment of our goodwill or intangible assets is determined, which would negatively affect our results of operations. For example, during 2016 we recorded a charge of $69 million for the impairment of goodwill.
Additionally, as disclosed in the risk factor captioned “We and our industries are subject to strict government regulations that may limit our existing operations, have an adverse impact on our ability to grow and affect our license eligibility or expose us to fines or other penalties” above, the enacted regulatory changes reducing the stakes for gaming terminals in the U.K. gaming sector could negatively impact the recoverability of the carrying value of our goodwill and other assets for our legacy U.K. Gaming reporting unit, which might result in material impairment charges. We believe that an elevated risk of goodwill impairment exists for our legacy U.K. Gaming reporting unit as future adverse changes in projections for future operating results or other key assumptions, such as projected revenue, profit margin, capital expenditures or cash flows associated with investments included in that reporting unit could lead to future goodwill impairments, which could be material. Our annual goodwill impairment test as of October 1, 2019 resulted in a cushion of 16% for our legacy U.K. Gaming reporting unit. As of December 31, 2019, the carrying amount of goodwill related to our legacy U.K. Gaming reporting unit was $179 million. Moreover, application of the goodwill impairment test requires judgment, including the identification of reporting units, assignment of assets and liabilities to reporting units, assignment of goodwill to reporting units, and determination of the fair value of each reporting unit. We cannot predict the occurrence of impairments, and we cannot assure that we will not have to record additional impairment charges in the future.
Our results of operations fluctuate due to seasonality and other factors and, therefore, our periodic operating results are not guarantees of future performance.
                Our results of operations can fluctuate due to seasonal trends and other factors. Sales of our gaming machines to casinos are generally strongest in the spring and slowest in the summer, while revenue from our Participation gaming machines is generally strongest in the spring and summer. Player activity for our SciPlay business is generally slower in the second and third quarters of the year, particularly during the summer months. Player activity for our Digital business, specifically digital casino operations, is generally slower in the third quarter during the summer months and is generally higher in the fourth quarter and varies based on seasons of different popular sports such as soccer, professional and collegiate football, and professional and collegiate basketball. Certain other seasonal trends and factors that may cause our results to fluctuate include: the geographies where we operate; holiday and vacation seasons; climate; weather; economic and political conditions; timing of the release of new products; significant equipment sales or the introduction of gaming or lottery activities in new jurisdictions or to new customers; the size and duration of draw lottery game jackpots; and other factors.
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
In addition, in all of our businesses, we rely upon a number of significant third‑party suppliers and vendors delivering parts, equipment and services on schedule in order for us to meet our contractual commitments. Furthermore, we outsource the manufacturing of certain of our sub-assemblies to third parties in the U.S., Europe, Central America and Asia. The willingness of such third parties to provide their services to us may be affected by various factors. Changes in law or regulation in any jurisdiction in which we operate may make the provision of key services to us unlawful in such jurisdictions. To the extent that third parties are unwilling or unable to provide services to us, this may have an adverse impact on our operations, financial performance and prospects. Failure of these third parties to meet their delivery commitments could result in us being in breach of, and subsequently losing, the affected customer orders, which loss could have a material adverse effect on our results of operations, cash flows and financial condition. We rely on network and/or telecommunications services for certain of our products. For instance, any disruption to our network or telecommunications could impact our linked or networked games, which could reduce our revenue.
In our Lottery, SciPlay and Digital businesses, we often rely on third-party data center providers to, among other things, host our remote game servers. Our Lottery, SciPlay and Digital businesses could be adversely impacted by breaches of or disruptions to these third-party data centers, including through disruptions in our RMG and lottery businesses, potential service level penalties with respect to our customers, reputational harm, the disclosure of proprietary information or the information of our customers or the theft of our or our customers assets, and to the extent any such data center provider was unable or unwilling to continue to provide services to us.
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
We are a global business and derive a substantial portion of our revenue from operations outside of the U.S. For the year ended December 31, 2019, we derived approximately 35% of our revenue from sales to customers outside of the U.S.
Our consolidated financial results are affected by currency exchange rate fluctuations. We are exposed to currency exchange rate fluctuations because portions of our revenue and expenses are denominated in currencies other than the U.S. dollar, particularly the British Pound Sterling, the Australian dollar and the Euro. We are also exposed to currency exchange rate fluctuations in the British Pound Sterling due to continuing uncertainties surrounding Brexit. See the risk factor below captioned “The continuing uncertainty surrounding the U.K.’s withdrawal from the EU may adversely affect our business.” Exchange rate fluctuations have in the past adversely affected our results of operations, cash flows and financial condition and may adversely affect our results of operations, cash flows and financial condition and the value of our assets outside the U.S. in the future. If a foreign currency is devalued in a jurisdiction in which we are paid in such currency, we may require our customers to pay higher amounts for our products, which they may be unable or unwilling to pay. In addition, a portion of our debt is denominated in Euros, and the re-introduction of individual currencies in one or more member states of the EU or, in extreme circumstances, the possible dissolution of the Euro entirely, could adversely affect the value of our Euro-denominated debt, and the treatment of debt obligations previously denominated in Euros would be uncertain. This uncertainty could have a material adverse effect on our foreign operations, including on our Euro-denominated debt. In addition, if such events occurred, the financial and capital markets within and outside Europe could constrict and negatively impact our ability to finance our business. Such events could also cause a substantial reduction in consumer confidence and spending that could negatively impact our customers and our business.
Our operations in foreign jurisdictions subject us to additional risks customarily associated with such operations, including: the complexity of foreign laws, regulations and markets; the uncertainty of enforcement of remedies in foreign jurisdictions; the impact of foreign labor laws and disputes; the ability to attract and retain key personnel in foreign jurisdictions; the economic, tax and regulatory policies of local governments; compliance with applicable anti-money laundering, anti-bribery and anti‑corruption laws, including the Foreign Corrupt Practices Act, U.K. Bribery Act and other anti‑corruption laws that generally prohibit us and our agents from offering, promising, authorizing or making improper payments to foreign government officials for the purpose of obtaining or retaining business; compliance with applicable sanctions regimes regarding dealings with certain persons or countries; import and export restrictions and other trade barriers, including imposition of tariffs; and increased trade tensions between countries or political and economic unions. Certain of these laws also contain provisions that require accurate record keeping and further require companies to devise and maintain an adequate system of internal accounting controls. Although we have policies and controls in place that are designed to ensure compliance with these laws, if those controls are ineffective or an employee or intermediary fails to comply with the applicable regulations, we may be subject to criminal and civil sanctions and other penalties. Any such violation could disrupt our business and adversely affect our reputation, results of operations, cash flows and financial condition.
In addition, our international business operations could be interrupted and negatively affected by terrorist activity, political unrest or other economic or political uncertainties. Further, U.S. and foreign jurisdictions could impose tariffs, quotas, trade barriers and other similar restrictions on our international sales.
For example, in 2018 the U.S. announced certain trade actions under Section 232, and Section 301 of the Trade Expansion Act of 1962, including tariff increases on several imported products. These U.S. tariffs, along with other U.S. trade actions, have triggered retaliatory actions by certain affected countries, such as the People’s Republic of China (“PRC”), and other foreign governments have initiated or are considering imposing trade measures on U.S. goods. In January 2020, the United States and the PRC signed a limited trade deal in which the PRC agreed to purchase more products from the U.S. in exchange for a reduction in planned and existing tariffs. Given the uncertainty regarding the scope and duration of these trade actions by the U.S. and other countries, and trade negotiations between the U.S. and the PRC, we cannot predict whether, or to what extent, tariffs and other trade restrictions may be imposed on or otherwise become applicable to our product offerings or supply chain, and the impact of these trade actions on our business remains uncertain. While tariffs and other trade actions by the U.S. and other countries have not yet had a significant impact on our business and we are implementing measures to limit the impact of tariffs on our cost structure, we cannot predict further developments. Tariffs and other trade actions could result in increases in our cost of doing business and in the sale prices of certain of our products and could negatively impact demand for our products, which could materially adversely affect our results of operations, cash flows and financial conditions.

In addition, our ability to expand successfully in foreign jurisdictions involves other risks, including difficulties in integrating foreign operations, risks associated with entering jurisdictions in which we may have little experience and the day‑to‑day management of a growing and increasingly geographically diverse company. Our investment in foreign jurisdictions within the Lottery segment often entails entering into joint ventures or other business relationships with locally based entities, which can involve additional risks arising from our lack of sole decision‑making authority, our reliance on a partner’s financial condition, inconsistency between our business interests or goals and those of our partners and disputes between us and our partners, see the risk factors above captioned “We may not succeed in realizing the anticipated benefits of our strategic equity investments and relationships.”
We may not realize the operating efficiencies, competitive advantages or financial results that we anticipate from our investments in foreign jurisdictions and our failure to effectively manage the risks associated with our operations in foreign jurisdictions could have a material adverse effect on our business prospects, results of operations, cash flows and financial condition.
The continuing uncertainty surrounding the U.K.’s withdrawal from the EU may adversely affect our business.
On June 23, 2016, the U.K. held a referendum in which voters approved an exit from the EU, commonly referred to as “Brexit.” As a result of the referendum, the British government has been in negotiations with the EU regarding the U.K.’s relationship with the EU following its exit from the EU. A withdrawal agreement was signed by both the U.K. and EU and formally ratified as of January 29, 2020. Under the terms of the agreement, the terms of a trade deal are to be negotiated between EU and U.K. officials between March 1, 2020 and December 31, 2020. If no trade deal is reached by December 31, 2020, trade between the U.K. and the EU will fall back to basic World Trade Organization terms.
The continuing uncertainty surrounding the U.K.’s withdrawal from the EU have resulted in political, legislative and regulatory uncertainty throughout the region and could adversely affect business activity, restrict the movement of capital and the mobility of personnel and otherwise impair political stability and economic conditions in the U.K., the EU and elsewhere. Any of these developments could have a material adverse effect on business activity, especially in the U.K. or the EU. Given that we conduct a substantial portion of our business in continental Europe and the U.K., any of these developments could have a material adverse effect on our business, results of operations, cash flows and financial condition.
The continuing uncertainty concerning the terms of Brexit could have a negative impact on the growth of the U.K. and EU economies, and potentially elsewhere, and has caused greater volatility in the British Pound Sterling, the Euro and other currencies. Changes in currency exchange rates may reduce the reported value of our revenues outside the U.S. The announcement and subsequent considerable uncertainty around the withdrawal of the U.K. from the EU has caused significant volatility in global stock markets and currency exchange rate fluctuations, including the strengthening of the U.S. dollar against foreign currencies, and we expect such volatility to continue as U.K.-EU negotiations proceed.
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
Tax laws are dynamic and subject to change as new laws are passed and new interpretations of the law are issued or applied. Our existing corporate structure and intercompany arrangements have been implemented in a manner that we believe is in compliance with current prevailing tax laws. However, the tax benefits that we intend to eventually derive could be undermined due to changing tax laws. In addition, the taxing authorities in the U.S. and other jurisdictions where we do business regularly examine our income and other tax returns and we expect that they may examine our income and other tax returns. The ultimate outcome of these examinations cannot be predicted with certainty.
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
We are subject to risks related to corporate and social responsibility and reputation.
Many factors influence our reputation, including the perception held by our customers, business partners and other key stakeholders. Our business faces increasing scrutiny related to environmental, social and governance activities. We risk damage to our reputation if we fail to act responsibly in a number of areas, such as diversity and inclusion, sustainability and social responsibility. Any harm to our reputation could impact employee engagement and retention, our corporate culture and the willingness of customers and our partners to do business with us, which could have a material adverse effect on our business, results of operations and cash flows.
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
We are and may become subject to litigation claims in the operation of our business, including, but not limited to, with respect to employee matters, alleged product and system malfunctions, alleged intellectual property infringement and claims relating to our contracts, licenses and strategic investments. We have incurred and may incur significant expense defending or settling any such litigation. Additionally, adverse judgments that have been and may be decided against us resulted and could result in significant monetary damages or injunctive relief that could adversely affect our ability to conduct our business and our results of operations, cash flows and financial condition. For additional information regarding our litigation, see Note 21.
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
We are a highly leveraged company. As of December 31, 2019, we had total indebtedness of $8,725 million, consisting primarily of borrowings under our credit agreement, Senior Notes and 2021 Notes, net of unamortized discounts and deferred financing costs. In addition, as of December 31, 2019, there was approximately $593 million of availability under the revolving credit facility under our credit agreement and the SciPlay Revolver.
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
Certain of our variable rate debt, including debt under our credit agreement and the SciPlay Revolver, relies on LIBOR as a benchmark for establishing the interest rate. The U.K. Financial Conduct Authority announced in 2017 that it intends to phase out LIBOR by the end of 2021. In addition, other regulators have suggested reforming or replacing other benchmark rates. The discontinuation, reform or replacement of LIBOR or any other benchmark rates may have an unpredictable impact on contractual mechanics in the credit markets or cause disruption to the broader financial markets. Uncertainty as to the nature of such potential discontinuation, reform or replacement may negatively impact the cost of our variable rate debt. We may in the future pursue amendments to the agreements underlying this debt to provide for a transition mechanism or other reference rate in anticipation of LIBOR’s discontinuation, but we may not be able to reach agreement with our lenders on any such amendments. As a result, additional financing to replace our LIBOR-based debt may be unavailable, more expensive or restricted by the terms of our outstanding indebtedness.
We may not have sufficient cash flows from operating activities, cash on hand and available borrowings under our credit agreement to finance required capital expenditures under new contracts and meet our other cash needs. These obligations require a significant amount of cash.
Our Gaming operations and Lottery systems businesses generally require significant upfront capital expenditures for gaming machine or lottery terminal assembly, software customization and implementation, systems and equipment installation and telecommunications configuration. In connection with a renewal or bid of a Gaming operations or Lottery systems contract, a customer may seek to obtain new equipment or impose new service requirements, which may require additional capital expenditures in order to retain or win the contract. In connection with the renewal of LNS’ exclusive concession to operate the Italian instant games lottery, we paid our pro rata share, or €160 million (€10 million paid in 2017 and the remaining €150 million paid in 2018), of the €800 million payment LNS was required to make to obtain the concession.
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
We are required to make scheduled payments of principal on the term loans borrowed under our credit agreement, and our credit agreement requires that a portion of our excess cash flow be applied to prepay amounts borrowed under our credit agreement. We have also, from time to time, repurchased or otherwise retired or refinanced our debt, through our subsidiaries or otherwise and may continue to do so in the future. Such activities, if any, will depend on prevailing market conditions, contractual restrictions and other factors, and the amounts involved may or may not be material. If we need to refinance all or part of our indebtedness at or before maturity, we cannot assure that we will be able to obtain new financing or to refinance any of our indebtedness on commercially reasonable terms or at all.
Our lenders, including the lenders participating in our revolving credit facility under our credit agreement or in the SciPlay Revolver, may become insolvent or tighten their lending standards, which could make it more difficult for us to borrow under our revolving credit facility or the SciPlay Revolver or to obtain other financing on favorable terms or at all. Our results of operations, cash flows and financial condition would be adversely affected if we were unable to draw funds under our revolving credit facility or the SciPlay Revolver because of a lender default or to obtain other cost‑effective financing. Any default by a lender in its obligation to fund its commitment under our revolving credit facility or the SciPlay Revolver (or its participation in letters of credit) could limit our liquidity to the extent of the defaulting lender’s commitment. If we are unable to generate sufficient cash flow in the future to meet our commitments, we will be required to adopt one or more alternatives, such as refinancing or restructuring our indebtedness, selling material assets or operations or seeking to raise additional debt or equity capital. We cannot assure that any of these actions could be completed on a timely basis or on satisfactory terms or at all, or that these actions would enable us to continue to satisfy our capital requirements. Moreover, our existing debt agreements contain, and our future debt agreements may contain, restrictive covenants that may prohibit us from adopting these alternatives. Our failure to comply with these covenants could result in an event of default which, if not cured or waived, could result in the acceleration of all of our debt.
Agreements governing our indebtedness impose certain restrictions that may affect our ability to operate our business. Failure to comply with any of these restrictions could result in the acceleration of the maturity of our indebtedness and require us to make payments on our indebtedness. Were this to occur, we would not have sufficient cash to pay our accelerated indebtedness.
Agreements governing our indebtedness, including our credit agreement and the SciPlay Revolver and the indentures governing our Senior Notes and 2021 Notes, impose, and future financing agreements are likely to impose, operating and financial restrictions on our activities that may adversely affect our ability to finance future operations or capital needs or to engage in new business activities. In some cases, these restrictions require us to comply with or maintain certain financial tests and ratios. Subject to certain exceptions, our credit facilities and/or indentures restrict our ability to, among other things:

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
In addition, our credit agreement contains a covenant that is tested at the end of each fiscal quarter and requires us to not exceed a maximum consolidated net first lien leverage ratio of 5.00x Consolidated EBITDA (as defined in the credit agreement), with this ratio stepping down to 4.75x beginning with the fiscal quarter ended December 31, 2020 and 4.50x beginning with the fiscal quarter ended December 31, 2021. Under the SciPlay Revolver, SciPlay is required to maintain a maximum total net leverage ratio not to exceed 2.50x and maintain a minimum fixed charge coverage ratio of no less than 4.00x. As a result of these covenants, we may be limited in the manner in which we can conduct our business, and may be unable to engage in favorable business activities or finance future operations or capital needs.
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
In August 2004, MacAndrews & Forbes Incorporated (formerly known as MacAndrews & Forbes Holdings Inc.) was issued approximately 25% of our then outstanding Class A common stock in connection with its conversion of our then outstanding Series A Convertible Preferred Stock. As disclosed in a Form 4 filed with the SEC on October 1, 2019, MacAndrews & Forbes Incorporated beneficially owned 36,793,768 shares of our then outstanding common stock, or approximately 39.2% of our outstanding common stock as of February 14, 2020. Pursuant to a stockholders’ agreement with us, which we originally entered into with holders of the Series A Convertible Preferred Stock, such holder is entitled to appoint up to four members of our Board of Directors and certain actions of our Company require the approval of such holder. As a result, MacAndrews & Forbes Incorporated has the ability to exert significant influence over our business and may make decisions with which other stockholders may disagree, including, among other things, delaying, discouraging or preventing a change of control of our Company or a potential merger, consolidation, tender offer, takeover or other business combination.

ITEM 1B.    UNRESOLVED STAFF COMMENTS

None.

ITEM 2.    PROPERTIES

We occupy approximately 2,570,000 square feet of space in the U.S. Internationally, we occupy approximately 1,450,000 square feet of space. We believe that these facilities are adequate for our business as presently conducted. Set forth below is an overview of the principal owned and leased real estate properties that support our corporate headquarters and Gaming, Lottery, SciPlay and Digital segments.

Location	Sq. Ft.	Supports	Tenancy
Las Vegas, Nevada	477,893	Corporate Headquarters, Gaming and Digital	Lease/Own(1)
Alpharetta, Georgia	387,000	Lottery	Lease/Own(2)
India (Bangalore, Chennai, Pune)	207,687	Gaming, Lottery, SciPlay and Digital	Lease
Chicago, Illinois	63,472	Gaming, SciPlay and Digital	Lease
(1) Lease 325,893 sq. ft. and own 152,000 sq. ft.
(2) Lease 32,000 sq. ft. and own 355,000 sq. ft.

Our owned Alpharetta and Las Vegas facilities listed above are encumbered by mortgages securing indebtedness under our credit agreement and Secured Notes. In addition to those listed above, we own and lease a number of additional less significant properties in the U.S. and internationally that also support our operations.

ITEM 3.    LEGAL PROCEEDINGS

For discussion of our legal proceedings, see Note 21, which is incorporated by reference into this Item 3 of this Annual Report on Form 10-K.

ITEM 4.    MINE SAFETY DISCLOSURES

Not applicable.

PART II
ITEM 5. MARKET FOR REGISTRANT’S COMMON EQUITY, RELATED STOCKHOLDER MATTERS AND ISSUER PURCHASES OF EQUITY SECURITIES

Market for Our Common Stock

Our outstanding common stock is listed for trading on the Nasdaq Global Select Market under the symbol “SGMS.”

On February 14, 2020, the closing sale price for our common stock on the Nasdaq Global Select Market was $28.82 per share. There were 657 holders of record of our common stock as of February 14, 2020. This does not include the number of stockholders who hold shares of our common stock through banks, brokers or other financial institutions.

Dividend Policy

We have never paid any cash dividends on our common stock and do not presently intend to pay cash dividends on common stock in the foreseeable future. Further, under the terms of certain of our debt agreements, we are limited in our ability to pay cash dividends or make certain other restricted payments (other than stock dividends) on our common stock. For further discussion related to dividend restrictions, see Note 15.

Stockholder Return Performance Graph
The following graph compares the cumulative total stockholder return over the five-year period ended December 31, 2019 of our then outstanding common stock, the Nasdaq Composite Index and indices of our peer group companies that operate in industries or lines of business similar to ours.

Our peer group companies consist of Aristocrat (Australian Securities Exchange: ALL), IGT (New York Stock Exchange: IGT), Intralot, S.A. (Athens Stock Exchange: IRLTY), Pollard Banknote Limited (Toronto Stock Exchange: PBL.UN-TO) and Everi Holdings Inc. (New York Stock Exchange: EVRI).
The companies in our peer group have been weighted based on their relative market capitalization each year. The graph assumes that $100 was invested in our then outstanding common stock, the Nasdaq Composite Index and the peer group indices at the beginning of the five-year period and that all dividends were reinvested. The comparisons are not intended to be indicative of future performance of our common stock.

	12/14	12/15	12/16	12/17	12/18	12/19
Scientific Games Corporation	$100.00	$70.46	$109.98	$402.99	$140.46	$210.37
NASDAQ Composite	$100.00	$106.96	$116.45	$150.96	$146.67	$200.49
Peer Group	$100.00	$129.38	$196.51	$286.48	$217.37	$319.50

ITEM 6.    SELECTED FINANCIAL DATA
Selected financial data presented below as of and for each of the five years ended December 31, 2019 have been derived from our historical consolidated financial statements. The information below reflects the acquisitions and dispositions of certain businesses from 2015 through 2019, including the NYX acquisition in January 2018, and various immaterial acquisitions consummated during the years ended December 31, 2018 and 2017, described in Note 9. This data should be read in conjunction with “Management’s Discussion and Analysis of Financial Condition and Results of Operations” in Part II, Item 7 of this Annual Report on Form 10-K and our Consolidated Financial Statements and the Notes thereto included in Part IV, Item 15 of this Annual Report on Form 10-K.
FIVE YEAR SUMMARY OF SELECTED FINANCIAL DATA
(in millions, except per share amounts)

	As of and for the Year Ended December 31,
	2019	2018	2017	2016	2015
Total revenue(1)	$3,400	$3,363	$3,084	$2,883	$2,759
Net loss attributable to SGC	$(130)	$(352)	$(242)	$(354)	$(1,394)

Basic and diluted net loss attributable to SGC per share	$(1.40)	$(3.87)	$(2.72)	$(4.05)	$(16.23)

Balance Sheet Data
Total assets(2)	$7,809	$7,718	$7,725	$7,087	$7,732
Total long-term debt, including current portion	$8,725	$9,037	$8,777	$8,074	$8,207
(1) As described in Note 3, total revenue for the years ended December 31, 2019 and 2018 are presented in accordance with ASC 606, while prior periods continue to be reported in accordance with historical revenue recognition guidance under ASC 605 or ASC 985-605, as applicable, in accordance with the modified retrospective transition method.

(2) As described in Note 14, total assets for the year ended December 31, 2019 are presented in accordance with ASC 842, while prior periods continue to be reported in accordance with historical lease recognition guidance under ASC 840.

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
        This “Management’s Discussion and Analysis of Financial Condition and Results of Operations” (“MD&A”) contains forward-looking statements within the meaning of the Private Securities Litigation Reform Act of 1995 and should be read in conjunction with the disclosures and information contained and referenced under “Forward-Looking Statements” and “Risk Factors” at the beginning and in Part I, Item 1A, respectively, of this Annual Report on Form 10-K. As used in this MD&A, the terms “we,” “us,” “our” and the “Company” mean SGC together with its consolidated subsidiaries.

BUSINESS OVERVIEW
We are a leading developer of technology‑based products and services and associated content for the worldwide gaming, lottery, social and digital gaming industries. Our portfolio of revenue-generating activities primarily includes supplying gaming machines and game content, CMSs and table game products and services to licensed gaming entities; providing instant and draw‑based lottery products, lottery systems and lottery content and services to lottery operators; providing social casino game solutions to retail consumers and regulated gaming entities as applicable; and providing a comprehensive suite of digital RMG and sports wagering solutions, distribution platforms, content, products and services to various gaming entities. We also gain access to technologies and pursue global expansion through strategic acquisitions and equity investments.
We are incorporated in Nevada. For more information on our corporate history, please see the General introduction to Part I, Item 1 “Business” of this Annual Report on Form 10-K above.

Highlights, including recent developments:
Financings and Capital Markets Transactions

•
On March 19, 2019, SGI issued $1,100 million of our 2026 Unsecured Notes. On April 4, 2019, we used the net proceeds of the 2026 Unsecured Notes offering to redeem $1,000 million of our outstanding 2022 Unsecured Notes (see Note 15).

•
On May 7, 2019, SciPlay completed an IPO for an 18.0% minority interest in our Social gaming business, after giving effect to the underwriters’ partial exercise of their over-allotment option on June 4, 2019 (see Note 1). We received $312 million in net proceeds from the offering (net of $30 million used by SciPlay to pay the IPO fees and balance retained by SciPlay for general corporate purposes) which has enabled us to make substantial payments to reduce our debt.

•
On November 20, 2019, we entered into an amendment to the revolving credit facility under our credit agreement to refinance the existing revolving credit facility and provide for an aggregate of $650 million of revolving credit commitments through 2024 (see Note 15).

•
On November 26, 2019, SGI issued $700 million of our 2028 Unsecured Notes and $500 million of our 2029 Unsecured Notes. On December 12, 2019, we used the net proceeds of such 2028 Unsecured Notes and 2029 Unsecured Notes, together with cash on hand and borrowings under our revolving credit facility, to redeem the remaining $1,200 million of our outstanding 2022 Unsecured Notes and all $244 million of our outstanding 2020 Notes (see Note 15).

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
Reportable Segments
We report our operations in four business segments — Gaming, Lottery, SciPlay and Digital — representing our different products and services. See Notes 2 and 3 for additional business segments information.

CONSOLIDATED RESULTS

(in millions)	Year Ended December 31,		Variance
	2019	2018	2019 vs. 2018
Total revenue	$3,400	$3,363	$37	1%
Total operating expenses	2,854	3,097	(243)	(8)%
Operating income	546	266	280	105%
Net loss before income taxes	(108)	(339)	231	(68)%
Net loss	(118)	(352)	234	(66)%
Net loss attributable to SGC	(130)	(352)	222	(63)%

Revenue

Year Ended December 31, 2019 Compared to Year Ended December 31, 2018

Gaming revenue decreased by $83 million or 5 percent reflecting lower gaming operations, lower gaming machine sales, and lower gaming systems sales, which were partially offset by higher table products revenue. The decrease in gaming operations was primarily due to lower U.S. and Canada ending installed base units coupled with lower international units average daily revenue. The decrease in gaming machine sales was primarily due to lower new unit sales, while the decrease in gaming systems revenue is due to lower system and iVIEW® installations due to certain Canadian contracts that are nearing completion and fewer casino openings and expansions. These decreases were partially offset by an increase in table products revenue primarily due to increased Shuffler sales.
Lottery revenue increased by $65 million or 8 percent primarily due to higher lottery systems revenue driven by equipment sales and organic domestic growth.
SciPlay revenue increased by $50 million or 12 percent primarily due to continued growth in our mobile platform business, reflecting the ongoing popularity of Jackpot Party Casino, MONOPOLY Slots, Bingo Showdown, 88 Fortunes, and Quick Hit Slots.
Digital revenue increased by $5 million or 2 percent primarily due to increases in sports and platform revenue driven by growth in sports and iLottery offerings, which were partially offset by lower gaming and other revenue.
Our 2019 consolidated revenue were impacted by $36 million of unfavorable F/X impact compared to $16 million of favorable impact in the prior year.
Operating expenses

	Year Ended December 31,		Variance
(in millions)	2019	2018	2019 vs. 2018
Operating expenses:
Cost of services(1)	$538	$505	$33	7%
Cost of product sales(1)	457	466	(9)	(2)%
Cost of instant products(1)	289	284	5	2%
SG&A	707	697	10	1%
R&D	188	202	(14)	(7)%
D&A	647	690	(43)	(6)%
Restructuring and other	28	253	(225)	(89)%
Total operating expenses	$2,854	$3,097	$(243)	(8)%
(1) Excludes D&A

Cost of revenue
Total cost of revenue increased primarily due to a $56 million higher Lottery business segment cost of revenue primarily due to higher cost of hardware sales that drove the revenue growth, partially offset by $32 million in lower Gaming business segment cost of revenue due to the 6 percent decline in gaming machine sales revenue.
SG&A
The increase in SG&A was primarily due to a $23 million increase in marketing expenses associated with growth in our SciPlay business segment, which was partially offset by $14 million lower legal expenses and other professional services primarily due to the Shuffle Tech matter in the prior year.
R&D
R&D decreased primarily due to lower spending for certain projects and more efficient business operations.
D&A
D&A decreased primarily due to lower Gaming business segment software amortization of $43 million due to certain acquired software assets becoming fully amortized in 2018, a lower impairment charge of $10 million related to assets held for sale (see Note 8) and a $10 million decrease in SciPlay D&A due to certain intangible assets becoming fully amortized during the second quarter of 2018, which were partially offset by a $9 million increase in Lottery segment D&A associated with certain lottery system contracts coupled with a $10 million increase in Digital business segment amortization.
Restructuring and other
The decrease is primarily due to (1) the nonrecurring nature of the Shuffle Tech matter related charge of $152 million recorded in the prior year; (2) $27 million in lower contingent consideration remeasurement charges (see Note 16); and (3) $28 million in lower employee severance charges. See Note 4 for additional details on Restructuring and other charges.

Other Factors Affecting 2019 and 2018 Net Loss Comparability

(in millions)	Year Ended December 31,
	2019	2018	Factors Affecting Net Loss
			2019 vs. 2018
Interest expense	$(589)	$(597)
Lower cash interest costs primarily resulting from refinancing transactions, partially offset by higher outstanding debt principal balances (further discussed in “Liquidity, Capital Resources and Working Capital” and Note 15).

Loss on debt financing transactions	(100)	(93)
Loss on debt financing transactions consummated during 2019 includes $80 million in premium charges associated with redemptions of the 2022 Unsecured Notes (see Note 15) in the second and fourth quarters of 2019.

Loss on debt financing transactions consummated during 2018 includes a $110 million premium charge associated with the redemption of the 2022 Secured Notes (see Note 15).

Gain on remeasurement of debt	9	43
Gains are attributable to remeasurement of the 2026 Secured Euro Notes and 2026 Unsecured Euro Notes and primarily reflect changes in the Euro vs. the U.S. Dollar foreign exchange rates between the periods.

Other income, net	2	17	2018 reflects a $16 million gain associated with the sale of assets held for sale during the fourth quarter of 2018.
Net income attributable to noncontrolling interest	12	—	2019 reflects SciPlay noncontrolling interest (see Note 1).

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

(in millions)	Year Ended December 31,
	2019			2018
	Revenue	% Consolidated Revenue	F/X Impact on Revenue	Revenue	% Consolidated Revenue	F/X Impact on Revenue
Foreign Currency:
British Pound Sterling	$331	10%	$(18)	$336	10%	$16
Euro(1)	248	7%	(13)	228	7%	12
Australian Dollar	117	3%	(4)	121	4%	(1)
(1) Our earnings from our Euro-denominated equity investment in LNS were $16 million and $16 million for the years ended December 31, 2019 and 2018, respectively.

See “Business Segment Results” below for a more detailed explanation of the significant changes in our components of revenue and expenses within the individual segment results of operations.
For 2018 and 2017 consolidated, business segment and cash flow results comparisons, see Part II, Item 7 of our 2018 Annual Report on Form 10-K.
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
GAMING
Our Gaming business segment designs, develops, manufactures, markets and distributes a comprehensive portfolio of gaming products and services. We provide our Gaming portfolio of products and services to commercial casinos, Native American casinos, wide-area gaming operators such as LBOs, arcade and bingo operators in the U.K. and continental Europe, and government agencies and their affiliated operators. Our equity investment in RCN is included in our Gaming business segment.
The following table summarizes the primary business activities included in our Gaming business segment.

	Services	Product sales
Gaming operations	Service revenues from gaming operations are derived from WAP, premium and daily-fee Participation gaming machines and other leased gaming machines (including VLTs and ETSs) and licensing arrangements.	N/A
Gaming machine sales	N/A	Sale of new and used gaming machines, ETSs and VLTs, conversion game kits and spare parts.
Gaming systems	We provide services which include installation and support of CMSs, including ongoing hardware maintenance and ongoing software maintenance and upgrade services of customer CMSs.	We offer CMSs that help our customers improve communication with players, add excitement to the gaming floor and enhance operating efficiencies.
Table products	Revenue is generated from supplied table products and services (including Shufflers).	Sale of table products (including Shufflers) and PTG licensing.

Gaming Operations

Our services revenue includes revenue earned from Participation games, other gaming machine services and table product service arrangements. We categorize our Participation gaming machines as (1) U.S. and Canada units and (2) International units. The following are different types of Participation games from which we derive our revenue:

•WAP Participation games: WAP Participation games are electronically linked gaming machines that are located across multiple casinos within both single and multiple gaming jurisdictions or across Native American gaming jurisdictions. Players across linked gaming machines contribute to and compete for system-wide progressive jackpots that are designed to increase gaming machine play for participating casinos by giving the players the opportunity to win a larger jackpot than on a non-WAP gaming machine. We are responsible for funding WAP jackpots. We create WAP games using our proprietary brands and also using licensed brands. We operate our WAP systems in five states throughout the U.S. and in certain Native American casinos.

•Premium and daily fee Participation games: We offer two categories of non-WAP premium and daily fee Participation games: LAP and standalone. LAP games are gaming machines that are located within a single casino and are electronically linked to a progressive jackpot for that specific casino. Our LAP gaming machines feature games including those offered as WAP and our proprietary brands such as Ultimate Fire Link®, Dragon Spin®, Jackpot Party Progressive®, 88 Fortunes, 5 Treasures®, Cash Spin® and Dancing Drums Explosion®. Our LAP products leverage both exclusive brand names and game play intellectual property, and typically offer players the chance to win multiple progressive jackpots, all of which tend to result in higher play volumes. We also provide certain standalone Participation games that are not linked to other gaming machines. Our standalone games feature titles under both licensed brands and our proprietary brands. Our standalone Participation gaming machines generally feature larger, more elaborate top-boxes and provide game play experiences not possible on a single screen game or on gaming machines that we sell.

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

We license our PTG content to commercial, tribal and governmental casino operators typically under month to month arrangements based on fixed monthly rates. PTGs, which are designed to enhance operators’ table-game operations, include our internally developed and acquired PTGs, side bets, add-ons and progressive features. Our proprietary content and features are also added to public domain games such as poker, baccarat, pai gow poker, craps and blackjack table games and to electronic platforms.

Revenues from our Gaming products and services to external customers accounted for 51% and 54% of our total revenues in 2019 and 2018, respectively.

Current year update

We believe the market for gaming operations and machine sales was challenging during 2019, and we expect 2020 challenges to be consistent with the previous year. These challenges included: (1) a replacement market that remains unpredictable given several large customer consolidations; (2) fewer casino openings and expansions; (3) continued competition for new systems, gaming operations, gaming machines and table products businesses; and (4) other economic and regulatory pressures that affect our business operations globally.

For 2020, we expect to continue to face pricing pressure in our Gaming business segment. We anticipate that replacement demand for gaming machines will continue at current levels. Gaming operations will see challenges due to corporate consolidations and new competitors. We anticipate that revenue generated by our gaming systems products and services will decline due to certain Canadian contracts that are nearing completion of systems launches.

A substantial portion of our U.K. gaming business benefits from a contract with the large U.K. bookmaker Ladbrokes Coral Group (a subsidiary of GVC Holdings PLC), which represents a significant portion of our U.K. LBO server-based gaming business. In May 2018, the U.K. government published its decision concluding that the maximum stakes limit on fixed-odds betting terminals should be reduced from £100 to £2, which was effective as of April 1, 2019. As a result of this change, LBO operators began to rationalize their retail operations, which among other measures has included closure of certain LBO shops.

Year Ended December 31, 2019 Compared to Year Ended December 31, 2018

Results of Operations and Key Performance Indicators

1 - The years ended December 31, 2019 and 2018 include $10 million and $26 million, respectively, in IP charges paid by the SciPlay business segment, which are no longer being paid as of May 7, 2019 in connection with the IP License Agreement described in Note 1.

Revenue

(in millions)	Year Ended December 31,		Variance
	2019	2018	2019 vs. 2018
Revenue:
Gaming operations	$597	$632	$(35)	(6)%
Gaming machine sales	609	646	(37)	(6)%
Gaming systems	295	320	(25)	(8)%
Table products	247	233	14	6%
Total revenue	$1,748	$1,831	$(83)	(5)%

F/X impact on revenue	$(14)	$11	$(25)	(227)%

	Year Ended December 31,			Variance
	2019	2018	2017	2019 vs. 2018		2018 vs. 2017
KPIs:
U.S. and Canada units(1):
Installed base at period end	31,486	33,585	35,190	(2,099)	(6)%	(1,605)	(5)%
Average daily revenue per unit	$38.67	$38.70	$40.06	$(0.03)	—%	$(1.36)	(3)%

International units(1):
Installed base at period end	34,370	33,744	33,578	626	2%	166	—%
Average daily revenue per unit	$10.57	$11.34	$11.64	$(0.77)	(7)%	$(0.30)	(3)%

Gaming machine sales:
U.S. and Canada new unit shipments	19,512	20,187		(675)	(3)%
International new unit shipments	10,810	11,608		(798)	(7)%
Total new unit shipments	30,322	31,795		(1,473)	(5)%
Average sales price per new unit	$17,343	$17,375		$(32)	—%
(1) Effective the first quarter of 2019, we changed our gaming operation KPIs, which now reflect the installed base and average daily revenue broken down into two categories: U.S. and Canada and International. This change reflects how the management team views the business and provides a clear representation of what drives our operating results.

Gaming Operations

Gaming operations revenue decreased in 2019 primarily due to a 2,099 unit decrease in the ending installed base in U.S. and Canada units coupled with a decrease in International average daily revenue per unit of $0.77, which was partially offset by a 626 unit increase in International ending installed base. The U.S. and Canada unit decrease is primarily due to a strategic long-term relationship entered into during 2018 that converted a number of units to sale in Oklahoma coupled with lower overall average installed WAP, premium and other units.

Gaming Machine Sales

Gaming machine sales revenue decreased due to lower new unit shipments as a result of fewer replacement units coupled with fewer international casino openings and expansions. The prior year also includes sales resulting from a strategic long-term relationship described above.

The following table summarizes Gaming machine sales changes:

	Year Ended December 31,		Variance
	2019	2018	2019 vs. 2018
U.S. and Canada unit shipments:
Replacement units	14,290	16,185	(1,895)	(12)%
Casino opening and expansion units	5,222	4,002	1,220	30%
Total unit shipments	19,512	20,187	(675)	(3)%

International unit shipments:
Replacement units	10,616	11,030	(414)	(4)%
Casino opening and expansion units	194	578	(384)	(66)%
Total unit shipments	10,810	11,608	(798)	(7)%

Gaming Systems

Gaming systems revenue decreased primarily due to fewer installations of new CMSs as a result of fewer casino openings and expansions, lower hardware sales, and lower iVIEW installations due to certain Canadian contracts that are nearing completion.

Table Products

Table products revenue increased primarily due to increased Shuffler sales.

Operating Expenses

Operating expenses decreased by $82 million or 6 percent primarily due to $32 million in lower cost of revenue on the lower unit sales, coupled with $40 million in lower amortization expense as a result of certain Gaming segment acquired software assets becoming fully depreciated during 2018 and a $10 million lower impairment charge related to assets held for sale in the prior year period (see Note 8).

AEBITDA

AEBITDA decreased by $55 million or 6 percent primarily due to lower gaming operations, machine sales and systems revenue, coupled with a $16 million decrease in IP charges paid by the SciPlay business segment, which ended as of May 7, 2019 in connection with the IP License Agreement as described in Note 1. AEBITDA margin decreased by 1 percentage point.

LOTTERY

The Lottery segment is primarily comprised of our systems-based services and product sales business and our instant products business. Our systems-based services and product sales business provide customized computer software, software support, equipment and data communication services, sports wagering systems and keno to lotteries. In the U.S., we typically provide the necessary POS terminals and equipment, software and maintenance services on a Participation basis under contracts that typically have an initial term of at least five years. Internationally, we typically sell POS terminals and/or computer software to lottery authorities and may provide ongoing fee-based systems maintenance and software support services.

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

Our equity investments in LNS, Northstar New Jersey, CSG, Hellenic Lotteries and GLB are included in the Lottery segment.

The following table summarizes the primary business activities included in the Lottery business segment.

	Services	Product Sales	Instant Products
Instant products - Participation (POS and SGEP) and PPU(1)	N/A	N/A
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

Instant products - licensing and player loyalty	N/A	N/A	Supplying player loyalty programs, merchandising services and interactive marketing campaigns. Sublicensing brands for lottery products and providing lottery-related promotional products.
Lottery systems - services	Providing software, hardware and related services for lottery operations, including draw systems, instant ticket validation systems, sports wagering and keno systems	Sale of ancillary lottery systems hardware to customers where we have an ongoing services arrangement	N/A
Lottery systems - sales	Lottery systems software maintenance and support	Providing lottery systems, including hardware, software, and instant product validation systems	N/A
(1) See Instant Lottery Products below.

Instant Lottery Products

We generate revenue from the sale of instant lottery products under our POS and PPU contracts. Under our SGEP contracts we perform substantially all of the comprehensive services necessary to operate the associated lottery’s integrated instant product operations, other than executing on retail sales, and to a lesser extent we provide certain services to retailers. We believe these integrated services help lotteries effectively manage and support their operations and achieve higher retail sales. For SGEP arrangements, we are typically paid on a Participation basis. We also provide licensed games and promotional and interactive marketing services to the lottery industry.

We market instant lottery products and related services to U.S. and international lotteries and commercial customers. We supply instant lottery products to 39 of the 46 U.S. jurisdictions that sell instant lottery products and have sold instant lottery products to customers in approximately 50 countries. Our U.S. instant lottery product contracts customarily have an initial term of three to five years and frequently include multiple renewal options for additional periods ranging from one to five years, which our customers have generally exercised in the past. We usually sell our instant lottery products on a PPU (meaning instant products sold to customer at a fixed price per unit) or Participation basis. Certain of our international customers purchase instant lottery products as needed rather than under multi-game supply contracts.

We provide lotteries with access to some of the world’s most popular entertainment brands on lottery products, which we believe helps increase our customers’ instant product sales. Our licensed entertainment brands include DEAL OR NO DEALTM, FORDTM, LOTERIATM, MARGARITAVILLE®, MONOPOLY, THE PRICE IS RIGHT® and SLINGO®. We also provide branded merchandise, advertising, promotional support, drawing management services and prize fulfillment programs. In addition, we offer lotteries interactive marketing services through our Loyalty Plus program which features players clubs, reward programs, second chance promotional websites, interactive games and subscription systems that enable players to purchase lottery games securely over the internet.

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

Our lottery systems use proprietary technology that facilitates high-speed processing of draw lottery game wagers and validation of winning draw and instant lottery products. We also supply our proprietary transaction-processing software, draw lottery games, keno, point-of-sale terminals, central site computers and communication platforms and ongoing operational support and maintenance services. We have contracts to operate lottery systems for 11 of the 47 U.S. jurisdictions that operate draw lotteries. Internationally, we have lottery systems operating in 14 countries including Canada and China.

We have equity investments in LNS, Northstar New Jersey, Hellenic Lotteries, CSG and GLB, which entities operate or assist in the operation of lotteries. We are also the primary provider of instant lottery products to LNS and Northstar New Jersey and the exclusive provider of instant lottery products to Camelot Illinois, LLC and Hellenic Lotteries. Additional information regarding these equity investments is included in Note 12.

Revenues from our Lottery products and services to external customers accounted for 27% and 25% of our total revenues in 2019 and 2018, respectively.

Current year update

We believe we will continue to face intense price-based competition in our Lottery business. During 2019 we saw an increase in the number of jurisdictions that sought lottery operations managed services and we continue to expect strong competition from both traditional and new competitors with respect to these opportunities. In addition, we anticipate that lottery RFPs, specifically those for certain of our international customers, could increasingly include terms that expose us to increased risk, such as requiring the guarantee of specific income thresholds or significant upfront payments. SCiQ®, our intelligent instant game ecosystem technology, has now been installed at major retailers in ten states.

Year Ended December 31, 2019 Compared to Year Ended December 31, 2018

Results of Operations and Key Performance Indicators

Revenue

(in millions)	Year Ended December 31,		Variance
	2019	2018	2019 vs. 2018
Revenue:
Instant products	$588	$592	$(4)	(1)%
Lottery systems	323	254	69	27%
Total revenue	$911	$846	$65	8%

F/X impact on revenue	$(10)	$5	$(15)	(300)%

Lottery systems revenue increased by $69 million or 27 percent primarily due to global hardware sales.

Operating Expenses

Operating expenses increased by $56 million or 10 percent primarily attributable to a $56 million increase in cost of revenue correlated with higher global hardware sales.

AEBITDA

AEBITDA increased by $13 million or 3 percent primarily due to higher revenue (described above), which was partially offset by a related increase in cost of revenue (as described above), while AEBITDA margin decreased by 2 percentage points as a result of the higher percentage of hardware sales which generally carry a lower margin.

SCIPLAY
Our SciPlay business segment is a leading developer and publisher of social games on mobile and web platforms. SciPlay currently offers seven core games, including social casino games Jackpot Party Casino, Gold Fish Casino, Hot Shot Casino and Quick Hit Slots, and casual games MONOPOLY Slots, Bingo Showdown and 88 Fortunes Slots. SciPlay’s social casino games typically include slots-style game play and occasionally include table games-style game play, while SciPlay’s casual games blend slots-style or bingo game play with adventure game features. All of SciPlay’s games are offered and played on multiple platforms, including Apple, Google, Facebook and Amazon, with some games available on the Microsoft platform. In addition to SciPlay’s internally created games, SciPlay’s content library includes recognizable, real-world slot and table games content from SGC. This content allows players who like playing land-based slot machines to enjoy some of those same titles in SciPlay’s free-to-play games. SciPlay has access to SGC’s library of more than 1,500 iconic casino titles, including titles and content from third-party licensed brands such as JAMES BOND™, MONOPOLY, CIRQUE DE SOLEIL™, THE FLINTSTONES™, CHEERS™ and THE GODFATHER™.
In our SciPlay business segment, we generate substantially all of our revenue from the sale of virtual coins, chips and bingo cards (collectively referred to as “virtual currency”), which players of our games can use to play slot games, table games and bingo games. Once obtained, virtual currency (either free or purchased) cannot be redeemed for cash nor exchanged for anything other than game play within our apps. Players who install our games receive free virtual currency upon the initial launch of the game and additional free currency at specific time intervals. Players may exhaust the virtual currency that they receive for free and may choose to purchase additional virtual currency in order to extend their time of game play. Revenue from the sale of virtual coins, chips and bingo cards is generated on mobile and web platforms. Other revenue primarily represents advertising revenue, which is currently an insignificant portion of our total revenue.
SciPlay revenue from external customers accounted for 14% and 12% of our total revenues in 2019 and 2018, respectively.
Current year update
We continue to pursue our multi-product strategy in our SciPlay business segment. On May 7, 2019, SciPlay completed an IPO for an 18.0% minority interest in our Social gaming business, after giving effect to the underwriters’ partial exercise of their over-allotment option on June 4, 2019 (see Note 1).
We changed our calculation of SciPlay business segment AEBITDA beginning with the first quarter of 2019. SciPlay business segment AEBITDA now reflects intercompany charges settled in cash for corporate services and certain royalties paid for by our SciPlay business segment to other segments or to Corporate. AEBITDA information for prior periods has been recast to reflect these changes.

Year Ended December 31, 2019 Compared to Year Ended December 31, 2018

Results of Operations and Key Performance Indicators

1 - The years ended December 31, 2019, 2018 and 2017 include $10 million, $26 million and $24 million of IP charges paid to the Gaming business segment, respectively. These payments are no longer being paid as of May 7, 2019 in connection with the IP License Agreement described in Note 1.

Revenue

(in millions, except ARPDAU)	Year Ended December 31,		Variance
	2019	2018	2019 vs. 2018
Revenue:
Mobile	$391	$323	$68	21%
Web and other	75	93	(18)	(19)%
Total	$466	$416	$50	12%

KPIs:
Mobile Penetration(1)	83%	78%	5pp	nm
Average MAU(2)	8.0	8.3	(0.3)	(4)%
Average DAU(3)	2.7	2.6	0.1	4%
ARPDAU(4)	$0.48	$0.43	$0.05	12%
nm = not meaningful.
pp = percentage points.
(1) Mobile penetration is defined by percentage of B2C social gaming revenue generated from mobile platforms.
(2) MAU = Monthly Active Users is a count of visitors to our sites during a month. An individual who plays multiple games or from multiple devices may, in certain circumstances, be counted more than once. However, we use third-party data to limit the occurrence of multiple counting.
(3) DAU = Daily Active Users, a count of visitors to our sites during a day. An individual who plays multiple games or from multiple devices may, in certain circumstances, be counted more than once. However, we use third-party data to limit the occurrence of multiple counting.
(4) ARPDAU = Average revenue per DAU is calculated by dividing revenue for a period by the DAU for the period by the number of days for the period.

Total SciPlay revenue increased by $50 million or 12 percent primarily due to the ongoing popularity of Jackpot Party Casino, MONOPOLY Slots, Bingo Showdown, and 88 Fortunes. Web platform revenue decreased due to a decline in player levels as a result of player preferences causing a continued migration to mobile platforms.
The increase in mobile penetration percentage primarily reflects a continued trend of players migrating from web to mobile platforms to play our games.

Average MAU decreased and average DAU stayed relatively flat due to the turnover in users while paying users stayed consistent. Consequently, ARPDAU increased due to decreased average MAU and flat average DAU base.

Operating Expenses

Operating expenses remained flat primarily due to an increase of $23 million in marketing fees, correlated with revenue growth, which was partially offset by a $10 million decrease in D&A due to certain intangible assets becoming fully amortized during the second quarter of 2018 combined with a $16 million decrease in IP charges paid to the Gaming business segment, which ended as of May 7, 2019 in connection with the IP License Agreement (see Note 1).

AEBITDA

AEBITDA for the year ended December 31, 2019 as compared to 2018 increased by $28 million or 30 percent primarily due to continued growth in revenue (as described above) and improved operating leverage, including savings from termination of IP charges per the IP License Agreement (as described above). AEBITDA margin improved by 4 percentage points. AEBITDA for the year ended December 31, 2018 as compared to 2017 increased by $25 million or 36 percent primarily due to continued growth in revenue and improved operating leverage, including lower SG&A. AEBITDA margin improved by 4 percentage points.

DIGITAL

Our Digital segment provides a comprehensive suite of digital gaming, iLottery and sports betting solutions and services, including digital RMG and sports wagering solutions, distribution platforms, content, products and services. A portion of our Digital revenue consists of professional services related to highly customized software design, development, licensing, maintenance and support services, which are derived from a comprehensive suite of technology solutions. These technology solutions allow our customers to operate sports books, which can offer sport (or non-sport) events and betting markets across both fixed-odds and pari-mutuel betting styles. We also provide the Open Platform System which offers a wide range of reporting and administrative functions and tools providing operators full control over all areas of digital gaming operations. Additionally, we derive revenue from our content aggregation platforms, including Open Gaming System (OGS), remote gaming servers, SG

Universe® platform and various other platforms, which can deliver a wide spectrum of internally developed and branded casino-style games and popular third-party provider casino-style games to gaming operators. Generally, we host the play of our game content on our centrally-located servers that are integrated with the online casino operators’ websites.

Revenues from our Digital services to external customers accounted for 8% of our total revenues in 2019 and 2018.

Current year update

During the year, New Zealand Racing Board launched a sportsbook with our OpenBetTM platform; we announced a partnership with Wynn Resorts to support their launch of both iGaming and sports in the U.S.; we announced a partnership with Big Time Gaming to combine our growing portfolio of games with the popular MEGAWAYSTM mechanic; we announced OpenGamingTM, the end-to-end digital ecosystem for operators which provides player account management along with over 2,500 games from a global network of in-house and third-party game studios; and we have been selected by Flutter Entertainment to provide the sports betting platform for FanDuel, the market leading sports betting operator in the U.S. We believe that our revenue pipeline remains strong.

Year Ended December 31, 2019 Compared to Year Ended December 31, 2018

Results of Operations

Revenue

(in millions)	Year Ended December 31,		Variance
	2019	2018	2019 vs. 2018
Revenue:
Sports and platform	$119	$101	$18	18%
Gaming and other	156	169	(13)	(8)%
Total revenue	$275	$270	$5	2%

F/X impact on revenue	$(12)	$1	$(13)	nm

KPIs:
Gaming
Wagers processed through OGS (in billions)	$36	$36	$—	—%

nm = not meaningful.

Digital revenue increased by $5 million or 2 percent primarily due to continued strength in sports and platform due to increased customer base both domestically and internationally, which was partially offset by lower gaming and other revenue primarily due to unfavorable F/X impact of $12 million compared to $1 million favorable impact in the prior year, coupled with unfavorable impact of exiting restricted territories compared to the prior year.

AEBITDA

AEBITDA increased by $9 million or 17 percent primarily due to the timing of certain sports betting software license’s multi-year renewals that generally yield high margins coupled with continued growth in sports and platform revenue. AEBITDA margin improved by 3 percentage points, primarily due to high margin software license renewals noted above.

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

CRITICAL ACCOUNTING ESTIMATES
Information regarding significant accounting policies is included in Note 1 and in the relevant sections of applicable Notes. As stated in Note 1, the preparation of financial statements in accordance with U.S. GAAP requires management to make estimates and assumptions that affect the reported amounts of assets, liabilities, revenue and expenses, and related disclosure of contingent assets and liabilities. Management bases its estimates on historical experience and on various assumptions that are believed to be reasonable under the circumstances, the results of which form the basis for making judgments about the carrying values of assets and liabilities that are not readily apparent from other sources. Actual results may differ from these estimates. We believe that the estimates, assumptions, and judgments involved in the following accounting policies have the greatest potential impact on our consolidated financial statements:

•	Business combinations;

•	Revenue recognition;

•	Goodwill and other indefinite-lived intangibles, long-lived assets and finite-lived intangible assets - impairment assessment;

•	Income taxes; and

•	Legal contingencies.

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

Revenue Recognition ASC 606

Our revenue recognition policies described in Note 3 require us to make significant judgments and estimates. The guidance applicable to 2018 and 2019 requires that we apply judgments or estimates to determine the performance obligations, the stand-alone selling prices of our performance obligations to customers, and the timing of transfer of control of the respective performance obligations. The evaluation of each of these criteria in light of contract specific facts and circumstances is inherently judgmental, but certain judgments could significantly affect the timing or amount of revenue recognized if we were to reach a different conclusion than we have. The critical judgments we are required to make in our assessment of contracts with customers that could significantly affect the timing or amount of revenue recognized are:

•
Contracts with Multiple Promised Goods and Services - because we enter into contracts with customers that involve promises to transfer multiple products and services, the determination of the distinct performance obligations in contracts with multiple promises requires significant judgment. Our total gaming systems, lottery systems and Digital revenue that often contain multiple promised goods and services was $527 million for the year ended December 31, 2019, or approximately 15 percent of consolidated revenue, a portion of which would not be recognized if we had reached a different conclusion.

•
Determination of stand-alone selling prices - the guidance applicable to 2018 and 2019 requires that we determine the stand-alone selling price for our goods and services as a basis for allocating the transaction price to the identified distinct performance obligations in our contracts with customers. Because we often bundle the selling price for multiple promised goods or services or we may license systems for which the solutions we provide are highly customized and therefore the prices we charge are variable, the determination of a stand-alone selling price or the relative range may require significant judgment. Our total gaming systems, lottery systems and Digital revenue that could be subject to this judgment and thus allocated to distinct performance obligations differently was a portion of $527 million for the year ended December 31, 2019, or approximately 15 percent of consolidated revenue.

•
Transfer of control in Lottery POS contracts - the guidance applicable to 2018 and 2019 requires that we recognize revenue when or as control over a performance obligation transfers to a customer. In instant products contracts under POS terms, instant products are delivered to lottery customers, but we retain the risk of such inventory until retail sales of such tickets takes place. Because those shipments are to a lottery-controlled warehouse and we do not have the ability to direct the use of such instant products subsequent to this delivery, we have determined that control transfers upon delivery. This conclusion requires the use of judgment. If we concluded that control transferred upon retail sales when the end customer obtained control over the instant tickets, the revenue that could be subject to decrease would be a portion of $205 million for the year ended December 31, 2019, or approximately 6 percent of consolidated revenue.

Goodwill and other indefinite-lived intangibles - impairment assessment
We allocate goodwill to reporting units based on the reporting unit expected to benefit from the business combination. We evaluate our reporting units on at least an annual basis and, if necessary, reassign goodwill using a relative fair value allocation approach. Goodwill is tested for impairment at the reporting unit level (operating segment or one level below an operating segment) annually on October 1 and between annual tests if an event occurs or circumstances change that would more likely than not reduce the fair value of a reporting unit below its carrying value. These events or circumstances could include a significant change in the business climate, legal factors, operating performance indicators, competition, or sale or disposition of a significant portion of a reporting unit.
Goodwill is reviewed for impairment using either a qualitative assessment or a quantitative one-step process. If we perform a qualitative assessment and determine that the fair value of a reporting unit more likely than not exceeds the carrying value, no further evaluation is necessary. For reporting units where we perform the quantitative process, we are required to compare the fair value of each reporting unit, which we primarily determine using an income approach based on the present value of discounted cash flows and a market approach, to the respective carrying value, which includes goodwill. If the fair value of the reporting unit exceeds its carrying value, the goodwill is not considered impaired. If the carrying value is higher than the fair value, we recognize an impairment charge for the amount by which the carrying value exceeds the reporting unit’s estimated fair value.
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

We performed our annual goodwill impairment test as of October 1, 2019 primarily using the quantitative assessment as described above. The test results indicated the fair values significantly exceeded their respective carrying value for all of our reporting units except our legacy U.K. Gaming reporting unit.

A substantial portion of our legacy U.K. Gaming reporting unit revenue is concentrated with Ladbrokes Coral Group (which was acquired by GVC Holdings PLC in March 2018), which operates LBOs in the U.K. In May 2018, the U.K. government published its decision concluding that the maximum stakes limit on fixed-odds betting terminals should be reduced from £100 to £2, which was effective as of April 1, 2019. As a result of this change, LBO operators began to rationalize their retail operations, which among other measures has included closure of certain LBO shops. Although the impacts of these factors have been taken into consideration for our goodwill impairment assessment, there is uncertainty as to the ultimate long-term impact of the regulatory change on our customers and the future cash flows of our U.K. gaming business.

Due to uncertainty as to the ultimate impact of the regulatory change described above, we believe that an elevated risk of goodwill impairment exists for our legacy U.K. Gaming reporting unit as future adverse changes in projections for future operating results or other key assumptions, such as projected revenue, profit margin, capital expenditures or cash flows associated with investments included in that reporting unit could lead to future goodwill impairments, which could be material. Our annual goodwill impairment test as of October 1, 2019 resulted in a cushion of 16% for our legacy U.K. Gaming reporting unit. As of December 31, 2019, the carrying amount of goodwill related to our legacy U.K. Gaming reporting unit was $179 million.

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

Long-lived assets and finite-lived intangible assets - impairment assessment

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

Despite our belief that our tax return positions are consistent with applicable tax laws, we believe that taxing authorities could challenge certain positions. Settlement of any challenge can result in no change, a complete disallowance, or some partial adjustment reached through negotiations or litigation. We record tax benefits for uncertain tax positions based upon management’s evaluation of the information available at the reporting date. To be recognized in the financial statements, a tax benefit must be at least more likely than not of being sustained based on technical merits. The tax benefit for positions meeting the recognition threshold is measured as the largest benefit more likely than not of being realized upon ultimate settlement with a taxing authority that has full knowledge of all relevant information. Significant judgment is required in making these determinations, and adjustments to uncertain tax positions may be necessary to reflect actual taxes payable upon settlement. Adjustments related to positions impacting the effective tax rate affect the provision for income taxes. Adjustments related to positions impacting the timing of deductions impact deferred tax assets and liabilities.

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
Legal contingencies
We are subject to certain legal proceedings, demands, claims and threatened litigation that arise in the normal course of our business. We review the status of each significant matter quarterly and assess our potential financial exposure. If the potential loss from any claim or legal proceeding is considered probable and the amount can be reasonably estimated, we record a liability and an expense for the estimated loss. If we determine that a loss is reasonably possible and the range of the loss can be reasonably estimated, then we disclose the range of the possible loss. Significant judgment is required in the determination of whether a potential loss is probable, reasonably possible, or remote and in the determination of whether a potential exposure is reasonably estimable. Our accruals are based on the best information available at the time. As additional information becomes available, we reassess the liabilities and disclosures related to our pending claims and litigation and may revise our estimates. Potential legal liabilities and the revision of estimates of legal liabilities could have a material impact on our results of operations, cash flows and financial position. For discussion of our legal proceedings, see Note 21, which is incorporated by reference into Item 3 of this Annual Report on Form 10-K.

LIQUIDITY, CAPITAL RESOURCES AND WORKING CAPITAL
Cash and available liquidity
The following table summarizes our cash and available revolver capacity as of December 31, 2019:

(in millions)	SGC (excluding SciPlay)	SciPlay	Total
Cash and cash equivalents	$202	$111	$313
Revolver capacity	650	150	800
Revolver capacity drawn or committed to letters of credit	(207)	—	(207)
Total	$645	$261	$906
As described in Note 1, on May 7, 2019, SciPlay completed an IPO for an 18.0% minority interest in our Social gaming business, after giving effect to the underwriters’ partial exercise of their over-allotment option on June 4, 2019. We received $312 million in net proceeds from the offering (net of $30 million used by SciPlay to pay the offering fees and the balance retained by SciPlay for general corporate purposes). These proceeds have enabled us to reduce our revolving credit facility and other debt in 2019. We currently do not expect SciPlay to declare or pay any cash dividends, other than tax distributions and certain cash distributions related to the impact of taxes pursuant to the TRA. If SciPlay discontinues the payment of, or is unable to pay, such distributions to us, this will reduce our available liquidity. Furthermore, the terms of indebtedness incurred by SciPlay may, and the terms of the SciPlay Revolver will, limit the ability of SciPlay to pay dividends or make other distributions to us, or to amend the agreements between SciPlay and us and our other subsidiaries. In 2018, the amount of dividends declared and paid by SciPlay to SG Gaming was $77 million.

The consummation of the IPO resulted in an 18.0% reduction of our economic interest in SciPlay, and as a result, we will only benefit from a portion of any profits and growth of that business, and from a portion of any dividends and other distributions from that business should any such dividends or distributions be made.

Sources of liquidity
As of December 31, 2019, our principal sources of liquidity, other than cash flows provided by operating activities, were cash and cash equivalents, including SciPlay cash and cash equivalents (for our SciPlay business segment), and amounts available under our revolving credit facility and the SciPlay Revolver (for our SciPlay business segment) discussed below under “Credit Agreement and Other Debt.”
On March 19, 2019, SGI issued $1,100 million of the 2026 Unsecured Notes. On April 4, 2019, we used the net proceeds of such 2026 Unsecured Notes to redeem $1,000 million of the outstanding 2022 Unsecured Notes and pay accrued and unpaid interest thereon plus related premiums, fees and costs. On November 26, 2019, SGI issued $700 million of the 2028 Unsecured Notes and $500 million of the 2029 Unsecured Notes. On December 12, 2019, we used the net proceeds of such 2028 Unsecured Notes and 2029 Unsecured Notes, together with cash on hand and borrowings under our revolving credit facility, to redeem the remaining $1,200 million of the outstanding 2022 Unsecured Notes and all $244 million of the outstanding 2020 Notes and pay accrued and unpaid interest thereon plus related premiums, fees and costs. See Note 15 for a description of these financing transactions.
On November 20, 2019, we entered into an amendment to the revolving credit facility under our credit agreement to refinance the existing revolving credit facility and provide for an aggregate of $650 million of revolving credit commitments through 2024 (see Note 15).
Our available cash and cash equivalents fluctuate principally based on borrowings or repayments under our credit facilities, investments, acquisitions and changes in our working capital position. The total borrowing capacity under our revolving credit facility will depend on the amount of outstanding borrowings and letters of credit issued and remaining in compliance with the covenants under the credit facility, including a maintenance covenant based on consolidated net first lien leverage ratio. The total borrowing capacity under the SciPlay Revolver will depend on the amount of outstanding borrowings and letters of credit issued and remaining in compliance with the covenants under the SciPlay Revolver, including maintenance covenants based on total net leverage and fixed charge coverage ratios. We were in compliance with the covenants under all of our credit agreements as of December 31, 2019.

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

Total cash held by our foreign subsidiaries was $112 million and $92 million as of December 31, 2019 and 2018, respectively.

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

Our ability to make payments on and to refinance our indebtedness and other obligations depends on our ability to generate cash in the future. We have also, from time to time, repurchased or otherwise retired or refinanced our debt, through our subsidiaries or otherwise, and may continue to do so in the future. Such activities, if any, will depend on prevailing market conditions, contractual restrictions and other factors, and the amounts involved may or may not be material. If we need to refinance all or part of our indebtedness at or before maturity, we cannot assure that we will be able to obtain new financing or to refinance any of our indebtedness on commercially reasonable terms or at all. In the event we pursue significant acquisitions or other expansion opportunities, conduct significant repurchases of our outstanding securities or refinance or repay existing debt, we may need to raise additional capital either through the public or private issuance of equity or debt securities or through additional borrowings under our existing or additional financing arrangements, which sources of funds may not necessarily be available on terms acceptable to us, or at all.

In addition, U.S. lottery customers generally require service providers to provide performance bonds in connection with the relevant contract. As of December 31, 2019, our outstanding performance bonds totaled $267 million. Our ability to obtain performance bonds on commercially reasonable terms is subject to our financial condition and to prevailing market conditions, which may be impacted by economic and political events. Although we have not experienced difficulty in obtaining such bonds to date, we cannot assure that we will continue to be able to obtain performance bonds on commercially reasonable terms, or at all.

Cash Flow Summary

(in millions)	Year Ended December 31,		Variance
	2019	2018	2019 vs. 2018
Net cash provided by operating activities	$546	$346	$200
Net cash used in investing activities	(263)	(798)	535
Net cash used in financing activities	(129)	(156)	27
Effect of exchange rates on cash, cash equivalents and restricted cash	1	(6)	7
Increase (decrease) in cash, cash equivalents and restricted cash	$155	$(614)	$769
Year Ended December 31, 2019 Compared to Year Ended December 31, 2018
Cash flows from operating activities
Net cash provided by operating activities increased in 2019 primarily due to higher cash earnings. The 2019 results also include an approximately $25 million of payments by SciPlay on contingent acquisition consideration liabilities. The changes in our working capital accounts for the year ended December 31, 2019 were primarily driven by the following:

•	$55 million increase in accounts and notes receivable due to timing of collections primarily associated with our Gaming and Lottery business segments;

•	$20 million increase in inventory due to timing of orders and shipments;

•	$31 million net increase in other current assets and liabilities; partially offset by

•	$19 million increase in accounts payable and accrued liabilities primarily as a result of the timing of expenditures.
Cash flows from investing activities
Net cash used in investing activities decreased in 2019 primarily due to several large transactions in 2018, such as the NYX and other acquisitions described in Note 9 and the second and third pro-rata concession funding payments to LNS of $179 million (€150 million) described in Note 12, which did not occur in 2019, coupled with higher capital expenditures in the prior year. Higher capital expenditures in the prior year were driven by our Gaming business segment due to acceleration of our gaming operations installed base of Participation games and Lottery business segment associated with the new Maryland and Kansas lottery system contracts and Pennsylvania keno contract, combined with capital expenditures attributable to the Digital business segment operations primarily associated with the development of our new sports wagering platform for the U.S. market. Capital expenditures are composed of investments in systems, equipment and other assets related to contracts, property and equipment, intangible assets and software.
Cash flows from financing activities
Net cash used in financing activities decreased primarily due to SciPlay IPO net proceeds of $342 million in the second quarter of 2019, partially offset by higher net payments of long-term debt and higher debt issuance and deferred financing and offering costs.

Credit Agreement and Other Debt
For additional information regarding our credit agreement and other debt, interest rate risk and interest rate hedging instruments, see “Contractual Obligations” in this Item 7 below, in Part II, Item 7A “Quantitative and Qualitative Disclosures About Market Risk” and in Note 15 and Note 16.
Off-Balance Sheet Arrangements

As of December 31, 2019, we did not have any significant off-balance sheet arrangements, as defined in Item 303(a)(4)(ii) of Regulation S-K.
Contractual Obligations
Our contractual obligations and commercial commitments principally include obligations associated with our outstanding indebtedness, contractual purchase obligations and future minimum operating lease obligations and other long-term liabilities as set forth in the table below as of December 31, 2019:

(in millions)	Cash Payments Due In
	Total	Less than 1 year	1 - 3 years	4 - 5 years	More than 5 years
Debt, face value (1)	$8,843	$45	$431	$4,173	$4,194
Interest payments (2)	2,780	480	915	833	552
License royalty minimum guaranteed payments	211	39	89	55	28
Purchase obligations (3)	259	259	—	—	—
Operating leases (4)	129	31	48	29	21
Other obligations (5)	43	9	15	8	11
Total contractual obligations	$12,265	$863	$1,498	$5,098	$4,806

(1) See Note 15 for information regarding long-term and other debt, including $2 million of finance leases and $9 million related to certain revenue transactions presented as debt in accordance with ASC 470.
(2) Based on rates in effect on December 31, 2019.
(3) Includes, among other contractual obligations, estimated obligations and/or capital commitments in connection with our Gaming and Lottery supply contracts.
(4) See Note 14 for information regarding our operating leases.
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

Interest Rate Risk

As of December 31, 2019, the face value of long-term debt was $8,843 million, including $4,297 million of variable-rate obligations that fluctuate based on LIBOR (of which, $800 million is effectively fixed pursuant to interest rate swap contracts that mature in February 2022) (see Notes 15 and 16). Assuming a constant outstanding balance for our variable-rate long term debt, a hypothetical 1% change in interest rates would result in interest expense changing by approximately $43 million. For the years ended December 31, 2019, 2018, and 2017, the average one-month LIBOR was 2.19%, 2.18%, and 1.24%, respectively. All of our interest rate sensitive financial instruments are held for purposes other than trading purposes. We have attempted to limit our exposure to interest rate risk by using interest rate swap contracts to mitigate interest rate risk associated with a portion of our variable-rate debt instruments. The objective of our interest rate swap contracts, which are designated as cash flow hedges of the future interest payments, is to eliminate the variability of cash flows attributable to the LIBOR component of interest expense to be paid on a portion of our variable-rate debt.

Cross-Currency Interest Rate Swaps

In connection with the February 2018 Refinancing (see Note 15), we entered into certain cross-currency interest rate swap agreements to achieve more attractive interest rates by effectively converting $460 million of our fixed-rate U.S. Dollar-denominated 2025 Secured Notes, including the semi-annual interest payments through October 2023, to a fixed-rate Euro-denominated debt, with a fixed annual weighted interest rate of approximately 2.946%. We have designated these cross-currency interest rate swap agreements as a net investment hedge of our investments in certain of our international subsidiaries that use the Euro as their functional currency in order to reduce the volatility in our operating results caused by the changes in foreign currency exchange rates of the Euro with respect to the U.S. Dollar.

As of December 31, 2019, if these cross-currency interest rate swap agreements were ineffective, the fluctuations in the exchange rates between the Euro and the U.S. Dollar would impact the amount of U.S. Dollars that we would require to settle the Euro-denominated debt at maturity of these agreements. A hypothetical 10% change in the U.S. Dollar in comparison to the Euro exchange rate upon inception of the cross-currency interest rate swap would have increased/decreased our obligation to cash settle the exchanged principal portion in U.S. Dollars by approximately $46 million.

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

Fluctuations in the exchange rates between the Euro and the U.S. Dollar will impact the amount of U.S. Dollars that we will require to settle the 2026 Secured Euro Notes and 2026 Unsecured Euro Notes at maturity. A hypothetical 10% change in U.S. Dollar in comparison to the Euro as of December 31, 2019, would have increased/decreased our obligation to cash settle the principal portion of the 2026 Secured and Unsecured Euro Notes in U.S. Dollars by approximately $64 million.

For additional information regarding interest rate swap contracts, cross-currency interest rate swaps and net investment non-derivative hedges see Note 16.

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

Because of its inherent limitations, internal control over financial reporting may not prevent or detect misstatements. Also, projections of any evaluation of effectiveness to future periods are subject to the risk that controls may become inadequate because of changes in conditions, or that the degree of compliance with the policies or procedures may deteriorate. Management assessed the effectiveness of our internal control over financial reporting as of December 31, 2019. In making this assessment, we used the criteria set forth by the Committee of Sponsoring Organizations of the Treadway Commission (COSO) in Internal Control-Integrated Framework (2013). Based on our assessment we concluded that, as of December 31, 2019, our internal control over financial reporting was effective based on those criteria.

The effectiveness of our internal control over financial reporting as of December 31, 2019 has been audited by Deloitte & Touche LLP, our independent registered public accounting firm. Their report is included below.

Changes in Internal Control over Financial Reporting
There were no changes in our internal control over financial reporting during the quarter ended December 31, 2019 that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM
To the stockholders and the Board of Directors of Scientific Games Corporation

Opinion on Internal Control over Financial Reporting
We have audited the internal control over financial reporting of Scientific Games Corporation and subsidiaries (the “Company”) as of December 31, 2019, based on criteria established in Internal Control — Integrated Framework (2013) issued by the Committee of Sponsoring Organizations of the Treadway Commission (COSO). In our opinion, the Company maintained, in all material respects, effective internal control over financial reporting as of December 31, 2019, based on criteria established in Internal Control — Integrated Framework (2013) issued by COSO.
We have also audited, in accordance with the standards of the Public Company Accounting Oversight Board (United States) (PCAOB), the consolidated financial statements and financial statement schedule as of and for the year ended December 31, 2019, of the Company and our report dated February 18, 2020 expressed an unqualified opinion on those financial statements and included an explanatory paragraph related to the Company’s change in method of accounting for revenue from contracts with customers in 2018 due to the adoption of ASC 606.
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
Las Vegas, NV
February 18, 2020

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

Information relating to our executive officers is included in Part I, Item 1 of this Annual Report on Form 10-K. The other information called for by this item is incorporated by reference to our definitive proxy statement relating to our 2020 annual meeting of stockholders, which will be filed with the SEC. If such proxy statement is not filed on or before April 29, 2020, the information called for by this item will be filed as part of an amendment to this Annual Report on Form 10-K on or before such date.

ITEM 11.    EXECUTIVE COMPENSATION
The information called for by this item is incorporated herein by reference to our definitive proxy statement relating to our 2020 annual meeting of stockholders, which will be filed with the SEC. If such proxy statement is not filed on or before April 29, 2020, the information called for by this item will be filed as part of an amendment to this Annual Report on Form 10-K on or before such date.

ITEM 12.    SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT AND RELATED STOCKHOLDER MATTERS
The information called for by this item is incorporated herein by reference to our definitive proxy statement relating to our 2020 annual meeting of stockholders, which will be filed with the SEC. If such proxy statement is not filed on or before April 29, 2020, the information called for by this item will be filed as part of an amendment to this Annual Report on Form 10-K on or before such date.

ITEM 13.    CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS, AND DIRECTOR INDEPENDENCE
The information called for by this item is incorporated herein by reference to our definitive proxy statement relating to our 2020 annual meeting of stockholders, which will be filed with the SEC. If such proxy statement is not filed on or before April 29, 2020, the information called for by this item will be filed as part of an amendment to this Annual Report on Form 10-K on or before such date.

ITEM 14.    PRINCIPAL ACCOUNTING FEES AND SERVICES
The information called for by this item is incorporated herein by reference to our definitive proxy statement relating to our 2020 annual meeting of stockholders, which will be filed with the SEC. If such proxy statement is not filed on or before April 29, 2020, the information called for by this item will be filed as part of an amendment to this Annual Report on Form 10-K on or before such date.

PART IV
ITEM 15.    EXHIBITS, FINANCIAL STATEMENT SCHEDULES

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM

To the stockholders and the Board of Directors of Scientific Games Corporation

Opinion on the Financial Statements

We have audited the accompanying consolidated balance sheets of Scientific Games Corporation and subsidiaries (the “Company”) as of December 31, 2019 and 2018, and the related consolidated statements of operations, comprehensive loss, stockholders’ deficit, and cash flows, for each of the three years in the period ended December 31, 2019, and the related notes and the schedule listed in the Index at Item 15 (collectively referred to as the “financial statements”). In our opinion, the financial statements present fairly, in all material respects, the financial position of the Company as of December 31, 2019 and 2018, and the results of its operations and its cash flows for each of the three years in the period ended December 31, 2019, in conformity with accounting principles generally accepted in the United States of America.

We have also audited, in accordance with the standards of the Public Company Accounting Oversight Board (United States) (PCAOB), the Company’s internal control over financial reporting as of December 31, 2019, based on criteria established in Internal Control - Integrated Framework (2013) issued by the Committee of Sponsoring Organizations of the Treadway Commission and our report dated February 18, 2020, expressed an unqualified opinion on the Company’s internal control over financial reporting.

Change in Accounting Principle

As discussed in Note 1 to the financial statements, the Company changed its method of accounting for revenue from contracts with customers in 2018, due to the adoption of Accounting Standards Update No. 2014-09, Revenue from Contracts with Customers, and all subsequent amendments (collectively, “ASC 606”). The Company adopted ASC 606 using the modified retrospective approach.

Basis for Opinion

These financial statements are the responsibility of the Company’s management. Our responsibility is to express an opinion on the Company’s financial statements based on our audits. We are a public accounting firm registered with the PCAOB and are required to be independent with respect to the Company in accordance with the US federal securities laws and the applicable rules and regulations of the Securities and Exchange Commission and the PCAOB.

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

Critical Audit Matters

The critical audit matters communicated below are matters arising from the current-period audit of the financial statements that were communicated or required to be communicated to the audit committee and that (1) relate to accounts or disclosures that are material to the financial statements and (2) involved our especially challenging, subjective, or complex judgments. The communication of critical audit matters does not alter in any way our opinion on the financial statements, taken as a whole, and we are not, by communicating the critical audit matters below, providing separate opinions on the critical audit matters or on the accounts or disclosures to which they relate.
Revenue - Refer to Note 3 to the financial statements
Critical Audit Matter Description
Certain of the Company’s revenue contracts with customers include multiple promises (such as hardware, software, professional services, and maintenance among others). Under ASC 606, the Company is required to evaluate whether each promise represents a performance obligation. The evaluation of whether promises are both capable of being distinct and distinct in the context of a contract (and thus constitute performance obligations) can require significant judgment and could change the amount of revenue recognized in a given period.
We identified the determination of performance obligations for contracts with higher contract values as a critical audit matter because of the judgments and estimates management makes to evaluate such contracts and the impact of such judgments on the amount of revenue recognized in a given period. This required a high degree of auditor judgment and an increased extent of testing.
How the Critical Audit Matter Was Addressed in the Audit
Our audit procedures related to testing revenue contracts with higher contract values for the determination of performance obligations included the following, among others:

•	We tested the effectiveness of management’s controls over:

–	Preparation and review of accounting analyses

–
Contract reviews to identify all promises and determine whether such promises are both capable of being distinct and distinct in the context of the contract such that they constitute performance obligations

–	Salesperson certifications to determine whether side agreements exist or whether there were amendments to contracts with customers during the period.

•	For selected contracts, we performed the following:

–	Obtained contract documents, including master agreements, and other documents that were relevant to the contract

–
Tested management’s identification of performance obligations by evaluating whether the promises were both capable of being distinct and distinct within the context of the contract, including reading the selected contracts and inquiring of certain of the Company’s accounting and operations personnel to understand the nature of the promises and how they are delivered to the customer

–
Sent requests to customers for confirmation of key contract terms and compared responses to management’s analysis and inspected other correspondence between the customer and the Company that could be relevant to the contract. As applicable, inspected the aging of outstanding receivables or credit memos.

Description of the Business and Summary of Significant Accounting Policies - SciPlay Initial Public Offering and Noncontrolling Interest - Refer to Note 1 to the financial statements
Critical Audit Matter Description
During 2019, SciPlay Corporation completed an initial public offering (IPO) for a minority interest in the Company’s social gaming business utilizing a structure that allows the Company to continue to realize tax benefits associated with the entity following the IPO (commonly known as an “Up-C structure”). Several related transactions were contemporaneously executed with SciPlay Corporation, including: 1) the sale of 18% of the LLC interests in SciPlay Parent Company, LLC (the Company’s social gaming business) to SciPlay Corporation; 2) an amended and restated SciPlay Parent Company, LLC Operating Agreement, which among other matters, named SciPlay Corporation the sole manager of SciPlay Parent Company, LLC; 3) a tax receivable agreement between the Company and SciPlay Corporation; and 4) an intellectual property license agreement. These aforementioned transactions and agreements are collectively referred to as “the SciPlay IPO and related transactions.” As a result of the SciPlay IPO and related transactions, the Company has 1) determined that it is required to consolidate SciPlay Corporation and 2) allocated the IPO proceeds proportionately to the noncontrolling interest.
We identified the Company’s conclusions that they should 1) consolidate SciPlay Corporation, and 2) allocate the IPO proceeds proportionately to the noncontrolling interest, as a critical audit matter because of the complex judgments involved in determining that the appropriate accounting guidance was identified and applied to the recording of such transactions. This required a high degree of auditor judgment and an increased extent of effort, including the need to involve professionals having expertise in consolidation accounting, when performing audit procedures to evaluate management’s judgments and conclusions.
How the Critical Audit Matter Was Addressed in the Audit
Our audit procedures related to the Company’s conclusions that they should 1) consolidate SciPlay Corporation and 2) allocate the IPO proceeds proportionately to the noncontrolling interest included the following, among others:

•	We tested the effectiveness of management’s controls over:

–	The assessment of whether SciPlay Corporation is a variable interest entity and the appropriateness of the consolidation of SciPlay Corporation by the Company

–	The equity rollforward used to prepare the statement of stockholders’ deficit

–	Related financial statement disclosures.

•	We read the executed agreements and other supporting documents relevant to the SciPlay IPO and related transactions and evaluated key terms.

•
With the assistance of professionals having expertise in consolidation accounting, we evaluated management’s conclusions regarding the accounting policies applied to consolidate SciPlay Corporation and allocate the IPO proceeds proportionately to the non-controlling interest through consideration of possible alternatives under accounting principles generally accepted in the United States of America.

•
We evaluated the Company’s financial statement disclosures related to the impacts of the SciPlay IPO and related transactions for compliance with disclosure requirements in accounting principles generally accepted in the United States of America.

/s/ Deloitte & Touche LLP
Las Vegas, Nevada
February 18, 2020
We have served as the Company’s auditor since 2003.

SCIENTIFIC GAMES CORPORATION AND SUBSIDIARIES
CONSOLIDATED STATEMENTS OF OPERATIONS
(in millions, except per share amounts)

	Years Ended December 31,
	2019	2018	2017
Revenue:
Services	$1,819	$1,777	$1,523
Product sales	994	994	979
Instant products	587	592	582
Total revenue	3,400	3,363	3,084
Operating expenses:
Cost of services (1)	538	505	417
Cost of product sales (1)	457	466	465
Cost of instant products (1)	289	284	282
Selling, general and administrative	707	697	613
Research and development	188	202	184
Depreciation, amortization and impairments	647	690	683
Restructuring and other	28	253	46
Operating income	546	266	394
Other (expense) income:
Interest expense	(589)	(597)	(610)
Earnings from equity investments	24	25	27
Loss on debt financing transactions	(100)	(93)	(38)
Gain on remeasurement of debt	9	43	—
Other income, net	2	17	—
Total other expense, net	(654)	(605)	(621)
Net loss before income taxes	(108)	(339)	(227)
Income tax expense	(10)	(13)	(15)
Net loss	(118)	(352)	(242)
Less: Net income attributable to noncontrolling interest	12	—	—
Net loss attributable to SGC	$(130)	$(352)	$(242)

Basic and diluted net loss attributable to SGC per share:
Basic	$(1.40)	$(3.87)	$(2.72)
Diluted	$(1.40)	$(3.87)	$(2.72)

Weighted average number of shares used in per share calculations:
Basic shares	93	91	89
Diluted shares	93	91	89
(1) Excludes D&A.

See accompanying notes to consolidated financial statements.

SCIENTIFIC GAMES CORPORATION AND SUBSIDIARIES
CONSOLIDATED STATEMENTS OF COMPREHENSIVE LOSS
(in millions)

	Years Ended December 31,
	2019	2018	2017
Net loss	$(118)	$(352)	$(242)
Other comprehensive income (loss):
Foreign currency translation gain (loss), net of tax	26	(99)	127
Pension and post-retirement (loss) gain, net of tax	(7)	(1)	3
Derivative financial instruments unrealized (loss) gain, net of tax	(11)	—	4
Total other comprehensive income (loss)	8	(100)	134
Total comprehensive loss	(110)	(452)	(108)
Less: comprehensive income attributable to noncontrolling interest	12	—	—
Comprehensive loss attributable to SGC	$(122)	$(452)	$(108)
See accompanying notes to consolidated financial statements.

SCIENTIFIC GAMES CORPORATION AND SUBSIDIARIES
CONSOLIDATED BALANCE SHEETS
(in millions, except par value)

	As of December 31,
	2019	2018
ASSETS
Current assets:
Cash and cash equivalents	$313	$168
Restricted cash	51	39
Accounts receivable, net	649	599
Notes receivable, net	106	114
Inventories	244	216
Prepaid expenses, deposits and other current assets	252	233
Total current assets	1,615	1,369
Non-current assets:
Restricted cash	11	13
Notes receivable, net	53	40
Property and equipment, net	500	547
Operating lease right-of-use assets	105	—
Goodwill	3,280	3,280
Intangible assets, net	1,516	1,809
Software, net	258	285
Equity investments	273	298
Other assets	198	77
Total assets	$7,809	$7,718
LIABILITIES AND STOCKHOLDERS’ DEFICIT
Current liabilities:
Current portion of long-term debt	$45	$45
Accounts payable	226	225
Accrued liabilities	495	477
Total current liabilities	766	747
Deferred income taxes	91	108
Operating lease liabilities	88	—
Other long-term liabilities	292	334
Long-term debt, excluding current portion	8,680	8,992
Total liabilities	9,917	10,181
Commitments and contingencies (Note 21)
Stockholders’ deficit:
Common stock, par value $0.001 per share, 199 shares authorized, 111 and 109 shares issued and 94 and 92 shares outstanding as of December 31, 2019 and 2018, respectively	1	1
Additional paid-in capital	1,208	835
Accumulated loss	(2,954)	(2,824)
Treasury stock, at cost - 17 shares	(175)	(175)
Accumulated other comprehensive loss	(292)	(300)
Total SGC stockholders’ deficit	(2,212)	(2,463)
Noncontrolling interest	104	—
Total stockholders’ deficit	(2,108)	(2,463)
Total liabilities and stockholders’ deficit	$7,809	$7,718

See accompanying notes to consolidated financial statements.

SCIENTIFIC GAMES CORPORATION AND SUBSIDIARIES
CONSOLIDATED STATEMENTS OF STOCKHOLDERS’ DEFICIT
(in millions)

	Common Stock	Additional Paid in Capital	Accumulated Loss	Treasury Stock	Accumulated Other Comprehensive Loss	Noncontrolling Interest	Total
January 1, 2017	$1	$791	$(2,219)	$(175)	$(334)	$—	$(1,936)
Issuance of common stock in connection with employee stock purchase plan	—	1	—	—	—	—	1
Net redemption of common stock in connection with stock options and RSUs	—	(7)	—	—	—	—	(7)
Stock-based compensation	—	23	—	—	—	—	23
Net loss	—	—	(242)	—	—	—	(242)
Other comprehensive income	—	—	—	—	134	—	134
December 31, 2017	$1	$808	$(2,461)	$(175)	$(200)	$—	$(2,027)
Net redemption of common stock in connection with stock options and RSUs	—	(16)	—	—	—	—	(16)
Stock-based compensation	—	43	—	—	—	—	43
Net loss	—	—	(352)	—	—	—	(352)
Adoption impact of ASC 606	—	—	(11)	—	—	—	(11)
Other comprehensive loss	—	—	—	—	(100)	—	(100)
December 31, 2018	$1	$835	$(2,824)	$(175)	$(300)	$—	$(2,463)
Net issuance of common stock in connection with stock options and RSUs and other	—	12	—	—	—	—	12
Sale of SciPlay common stock and related transactions	—	328	—	—	—	91	419
Stock-based compensation	—	33	—	—	—	1	34
Net loss	—	—	(130)	—	—	12	(118)
Other comprehensive income	—	—	—	—	8	—	8
December 31, 2019	$1	$1,208	$(2,954)	$(175)	$(292)	$104	$(2,108)
See accompanying notes to consolidated financial statements.

SCIENTIFIC GAMES CORPORATION AND SUBSIDIARIES
CONSOLIDATED STATEMENTS OF CASH FLOWS
(in millions)

	Years Ended December 31,
	2019	2018	2017
Cash flows from operating activities:
Net loss	$(118)	$(352)	$(242)
Adjustments to reconcile net loss to cash provided by operating activities:
Depreciation, amortization and impairments	647	690	683
Change in deferred income taxes	(21)	(33)	(6)
Stock-based compensation	37	44	27
Non-cash interest expense	25	25	21
Earnings from equity investments, net	(24)	(25)	(27)
Distributed earnings from equity investments	26	33	33
Loss (gain) on sale of assets and other, net	6	(16)	1
Loss on debt financing transactions	100	93	38
Gain on remeasurement of debt	(9)	(43)	—
Contingent acquisition consideration fair value adjustment	2	29	—
Changes in assets and liabilities, net of effects of acquisitions:
Accounts and notes receivable, net	(55)	32	(48)
Inventories	(20)	22	(2)
Other assets and liabilities	(31)	(27)	(36)
Accounts payable and accrued liabilities	(19)	(126)	65
Net cash provided by operating activities	546	346	507
Cash flows from investing activities:
Capital expenditures	(285)	(391)	(294)
Acquisitions of businesses and assets, net of cash acquired	—	(297)	(58)
Acquisitions and additions to equity method investments	(1)	(180)	(107)
Distributions of capital from equity investments	23	30	34
Proceeds from asset sales and other	—	40	10
Net cash used in investing activities	(263)	(798)	(415)
Cash flows from financing activities:
Borrowings under revolving credit facility	270	560	475
Repayments under revolving credit facility	(400)	(585)	(170)
Proceeds from issuance of senior notes and term loans	2,300	2,512	2,112
Repayment of assumed NYX and other acquisitions debt	—	(290)	—
Payments on long-term debt	(44)	(39)	(23)
Repayments of senior notes and term loans (including redemption premium)	(2,523)	(2,210)	(1,693)
Payments of debt issuance and deferred financing costs	(35)	(38)	(59)
Payments on license obligations	(40)	(45)	(53)
Sale of future revenue	11	—	—
Net proceeds from issuance of SciPlay’s common stock	342	—	—
Payments of deferred SciPlay common stock offering costs	(9)	—	—
Net redemptions of common stock under stock-based compensation plans and other	(1)	(21)	(9)
Net cash (used in) provided by financing activities	(129)	(156)	580
Effect of exchange rate changes on cash, cash equivalents and restricted cash	1	(6)	5
Increase (decrease) in cash, cash equivalents and restricted cash	155	(614)	677
Cash, cash equivalents and restricted cash, beginning of period	220	834	157
Cash, cash equivalents and restricted cash, end of period	$375	$220	$834

	Years Ended December 31,
	2019	2018	2017
Supplemental cash flow information:
Cash paid for interest	$549	$633	$575
Income taxes paid	41	33	38
Cash paid for contingent acquisition considerations included in operating activities	26	—	—
Non-cash investing and financing transactions:
Non-cash rollover and refinancing of Term loans	$—	$3,275	$6,030
Non-cash additions to intangible assets related to license agreements	—	138	26
NYX non-cash consideration transferred (including 2017 acquisition of ordinary shares)	—	93	—
See accompanying notes to consolidated financial statements.

SCIENTIFIC GAMES CORPORATION
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(amounts in USD, table amounts in millions, except per share amounts)

(1) Description of the Business and Summary of Significant Accounting Policies
Description of the business
We are a leading developer of technology-based products and services and associated content for the worldwide gaming, lottery, social and digital gaming industries. Our portfolio of revenue-generating activities primarily includes supplying gaming machines and game content, CMSs and table game products and services to licensed gaming entities; providing instant and draw-based lottery products, lottery systems and lottery content and services to lottery operators; providing social casino game solutions to retail consumers; and providing a comprehensive suite of digital RMG and sports wagering solutions, distribution platforms, content, products and services. We report our operations in four business segments—Gaming, Lottery, SciPlay (formerly referred to as our Social business segment) and Digital.
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
SciPlay Initial Public Offering and Noncontrolling Interest

On May 7, 2019, SciPlay completed an initial public offering (“IPO”) for an 18.0% minority interest in our Social gaming business, after giving effect to the underwriters’ partial exercise of their over-allotment option on June 4, 2019. SciPlay has two classes of common stock - Class A common stock, which is traded on The NASDAQ Global Select Market under the symbol “SCPL,” and Class B common stock. On all matters submitted to a vote of SciPlay stockholders, Class B common stock entitles SGC to ten votes per share (for so long as the number of shares of SciPlay common stock beneficially owned by SGC represents at least 10% of SciPlay’s outstanding shares of common stock and, thereafter, one vote per share), and SciPlay Class A common stock entitles its owners to one vote per share. As of December 31, 2019, SGC owned all of the outstanding Class B common stock, which represents approximately 82.0% of SciPlay’s total outstanding shares of common stock and approximately 97.9% of the combined voting power of both classes of SciPlay’s outstanding common stock. Accordingly, SGC continues to control shares representing a majority of the combined voting power in SciPlay and continues to have a controlling financial interest in and consolidate SciPlay, subsequent to the IPO.
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

•
An intellectual property license agreement (“IP License Agreement”), pursuant to which SciPlay acquired the following licenses from a restricted subsidiary of SGC for a one-time payment of $255 million: (i) an exclusive (subject to certain limited exceptions), perpetual, non-royalty bearing license to use intellectual property created or acquired by SG Gaming, or its affiliates on or before the third anniversary of the date of the IP License Agreement (the date of the IP License Agreement, the “Effective Date”), in any of the Covered Games (defined as any of SciPlay’s currently available or future social games that are developed for mobile platforms, social media platforms, internet platforms or other interactive platforms and distributed solely via digital delivery); (ii) an exclusive (subject to certain limited exceptions and payment of royalties owed to third-party licensors for SciPlay’s use of third-party licensed property) license to use third-party intellectual property licensed to SG Gaming or its affiliates on or before the third anniversary of the Effective Date, to the extent permitted to be sublicensed to SciPlay, in any of the Covered Games; (iii) a non-exclusive, perpetual, non-royalty bearing license to use intellectual property created or acquired by SG Gaming or its affiliates after the third anniversary of the Effective Date, but only in SciPlay’s currently available games; and (iv) a non-exclusive license to use third-party intellectual property licensed to SG Gaming or its affiliates after the third anniversary of the Effective Date, to the extent permitted to be sublicensed to SciPlay, but only in SciPlay’s currently available games.

As a result of the IP License Agreement described above, SciPlay is no longer required to pay to SG Gaming future royalties and or fees for use of intellectual property owned by SG Gaming or its affiliates for SciPlay’s currently available games. Accordingly, and commencing with the effectiveness of the IP License Agreement as of May 7, 2019, our Gaming business segment AEBITDA no longer benefited from these charges, while our SciPlay business segment AEBITDA increased proportionately. IP charges for the years ended December 31, 2019, 2018, and 2017 were $10 million, $26 million and $24 million, respectively.

•	SciPlay Holding Company, LLC (“SciPlay Holding”), a subsidiary of SciPlay, entered into a $150 million revolving credit agreement (the “SciPlay Revolver”) that matures in May 2024 (see Note 15).
As a result of these transactions, we received $312 million in net proceeds from the offering (net of $30 million used by SciPlay to pay the offering fees and balance retained by SciPlay for general corporate purposes), which has enabled us to make substantial payments to reduce our debt.
The noncontrolling interest share of equity in SciPlay is reflected as a component of the noncontrolling interest in the accompanying consolidated balance sheets and was $104 million as of December 31, 2019.

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
Minimum guarantees
We enter into long-term license agreements with third parties in which we are obligated to pay a minimum guaranteed amount of royalties, typically periodically over the life of the contract. These license agreements provide us with access to a portfolio of major brands to be used across our business segments in building our strong brand presence across multiple channels of distributions. We account for the minimum guaranteed obligations within accrued and other long-term liabilities at the onset of the license arrangement and record a corresponding licensed asset within intangible assets, net. The licensed intangible assets related to the minimum guaranteed obligations are amortized over the term of the license agreement with the amortization expense recorded in D&A. The long-term liability related to the minimum guaranteed obligations is reduced as royalty payments are made as required under the license agreement. We assess the recoverability of license agreements whenever events arise or circumstances change that indicate the carrying value of the licensed asset may not be recoverable. Recoverability of the licensed asset and the amount of impairment, if any, are determined using our policy for intangible assets with finite useful lives.
Amortization expense related to these licenses and recorded in D&A for the years ended December 31, 2019, 2018 and 2017 was $81 million, $61 million and $69 million, respectively.
The following are our total minimum guaranteed obligations for the periods presented:

	As of December 31,
	2019	2018
Accrued liabilities	$39	$50
Other long-term liabilities	172	212
Total minimum guarantee obligations	$211	$262
Weighted average remaining term (in years)	4.7	4.2

The following are our remaining expected future payments of minimum guarantee obligations:

	Year Ended December 31,
	2020	2021	2022	2023	2024	After 2024
Expected future payments	$39	$47	$42	$27	$28	$28

Other assets
We capitalize debt issuance costs associated with long-term line-of-credit arrangements and amortize such amounts ratably over the term of the arrangement as an adjustment to interest expense.
We assess the recoverability of our other long-term assets whenever events arise or circumstances change that indicate the carrying value of the asset may not be recoverable.
Advertising costs
The cost of advertising is expensed as incurred and totaled $125 million, $102 million and $83 million in 2019, 2018 and 2017, respectively.
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
New Accounting Guidance - Recently Adopted

The FASB issued ASU No. 2016-02, Leases (Topic 842) in 2016. ASU 2016-02 combined with all subsequent amendments (collectively, “ASC 842”) requires balance sheet recognition for all leases with a lease term greater than one year to be recorded as a lease liability (on a discounted basis) with a corresponding right-of-use asset. This guidance also expands the required quantitative and qualitative disclosures for lease arrangements and gives rise to other changes impacting certain aspects of lessee and lessor accounting. We adopted ASC 842 as of January 1, 2019 using the optional transition method provided by ASU 2018-11, and applied both the lessee package of practical expedients and the available lessor practical expedients. See Note 14 for our lease accounting policy and the adoption impact of ASC 842 on our consolidated financial statements.
In February 2018, the FASB issued ASU No. 2018-02, Reclassification of Certain Tax Effects from Accumulated Other Comprehensive Income. The standard allows companies to make an election to reclassify from Accumulated Other Comprehensive Income (AOCI) to retained earnings the stranded tax effects resulting from the Tax Cuts and Jobs Act of 2017. This ASU is effective for annual and interim periods beginning after December 15, 2018, with early adoption permitted. The amendments in this updated guidance should be applied either in the period of adoption or retrospectively to each period in which the effect of the change in the U.S. corporate federal income tax rate in the Tax Act is recognized. We adopted this standard effective January 1, 2019. We elected not to reclassify the income tax effects of the Tax Cuts and Jobs Act from AOCI to retained earnings. The adoption of this guidance did not have a material effect on our consolidated financial statements.
New Accounting Guidance - Not Yet Adopted

The FASB issued ASU No. 2016-13, Financial Instruments - Credit Losses (Topic 326) in 2016. The new guidance replaces the incurred loss impairment methodology in current U.S. GAAP with a methodology that reflects expected credit losses and requires consideration of a broader range of reasonable and supportable information to inform credit loss estimates. For trade and other receivables, loans and other financial instruments, we will be required to use a forward-looking expected loss model rather than the incurred loss model for recognizing credit losses which reflects losses that are probable. The new guidance is effective for us beginning January 1, 2020. Application of the amendments is through a cumulative-effect adjustment to retained earnings as of the effective date. We do not expect a material impact on our consolidated financial statements from the adoption of this guidance.
In August 2018, the FASB issued ASU No. 2018-13, Fair Value Measurement (Topic 820): Disclosure Framework—Changes to the Disclosure Requirements for Fair Value Measurement. The new guidance amends the disclosure requirements for recurring and nonrecurring fair value measurements by removing, modifying, and adding certain disclosures on fair value measurements in ASC 820. The amendments on changes in unrealized gains and losses, the range and weighted average of significant unobservable inputs used to develop Level 3 fair value measurements, and the narrative description of measurement uncertainty should be applied prospectively for only the most recent interim or annual period presented in the initial fiscal year of adoption. All other amendments should be applied retrospectively to all periods presented upon their effective date. The new guidance is effective for us beginning January 1, 2020. We do not expect a material impact on our consolidated financial statements from the adoption of this guidance.
We do not expect that any other recently issued accounting guidance will have a significant effect on our consolidated financial statements.

(2) Business Segments
We report our operations in four business segments—Gaming, Lottery, SciPlay and Digital—representing our different products and services.

Our Gaming business segment generally sells gaming machines, VGTs, VLTs and conversion kits and parts, leases or otherwise provides gaming machines, server-based systems and content, sells and supports CMS-based software and hardware, licenses PTG content, and supplies Shufflers to commercial, tribal and governmental gaming operators. Our Lottery business segment provides instant and draw lottery products and related value-added services, and licensed brands used in instant lottery products and loyalty and reward services. Our Lottery business segment also provides systems products and services generally comprised of POS terminals, a central system, customized computer software, data communication services, support and/or related equipment. Our SciPlay business segment develops, markets, and operates a portfolio of social games played on various mobile and web platforms. Our Digital business segment provides highly customizable software design, development, licensing, maintenance and support services from a comprehensive suite of technology solutions to enable our customers to operate sports books, including betting markets across both fixed-odds and pari-mutuel betting styles, a distribution platform, full gaming process support services, brand and player management, including SG Universe services, and RMG services to online casino operators through our remote game servers. See Note 3 for the products and services from which each reportable segment derives its revenues.

In evaluating financial performance, our Chief Operating Decision Maker focuses on AEBITDA as management’s segment measure of profit or loss, which is described below. As a result of the IPO of a minority interest in our Social gaming business, which was completed on May 7, 2019, we now refer to our Social business segment as our SciPlay business segment, and we also changed our calculation of SciPlay business segment AEBITDA beginning with the first quarter of 2019. SciPlay business segment AEBITDA now reflects intercompany charges settled in cash for corporate services and certain royalties paid for by our SciPlay business segment to other segments or to Corporate (included in the “Unallocated and Reconciling Items” column in the tables below). Business segment information for the years ended December 31, 2018 and 2017 have been recast to reflect these changes. Additionally, see Note 1 for a description of the IP License Agreement executed in conjunction with the SciPlay IPO that impacts our Gaming business segment and SciPlay business segment AEBITDA commencing with the effectiveness of the IP License Agreement as of May 7, 2019. The accounting policies for our business segments are the same as those described in these Notes. The following tables present our recast segment information:

	Year Ended December 31, 2019
	Gaming	Lottery	SciPlay	Digital	Unallocated and Reconciling Items(1)	Total
Total revenue	$1,748	$911	$466	$275	$—	$3,400
AEBITDA(2)	865	404	122	63	(120)	$1,334
Reconciling items to consolidated net loss before income taxes:
D&A	(437)	(67)	(7)	(76)	(60)	(647)
Restructuring and other	(10)	(1)	(3)	(9)	(5)	(28)
EBITDA from equity investments(2)					(67)	(67)
Earnings from equity investments					24	24
Interest expense					(589)	(589)
Loss on debt refinancing transactions					(100)	(100)
Gain on remeasurement of debt					9	9
Other expense, net					(7)	(7)
Stock-based compensation					(37)	(37)
Net loss before income taxes						$(108)
Assets as of December 31, 2019	$4,932	$1,321	$379	$891	$286	$7,809
Capital expenditures for the year ended December 31, 2019	$167	$49	$9	$38	$22	$285
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

	Year Ended December 31, 2018
	Gaming	Lottery	SciPlay	Digital	Unallocated and Reconciling Items(1)	Total
Total revenue	$1,831	$846	$416	$270	$—	$3,363
AEBITDA(2)	920	391	94	54	(129)	$1,330
Reconciling items to consolidated net loss before income taxes:
D&A	(493)	(59)	(17)	(67)	(54)	(690)
Restructuring and other	(7)	(2)	(29)	(20)	(195)	(253)
EBITDA from equity investments(2)					(67)	(67)
Earnings from equity investments					25	25
Interest expense					(597)	(597)
Loss on debt financing transactions					(93)	(93)
Gain on remeasurement of debt					43	43
Other income, net					7	7
Stock-based compensation					(44)	(44)
Net loss before income taxes						$(339)
Assets as of December 31, 2018	$5,094	$1,300	$183	$883	$258	$7,718
Capital expenditures for the year ended December 31, 2018	$249	$76	$3	$28	$35	$391
(1) Includes amounts not allocated to the business segments (including corporate costs) and reconciling items to reconcile the total business segments AEBITDA to our consolidated net loss before income taxes.

(2) AEBITDA is described in footnote (2) to the first table in this Note 2.

	Year Ended December 31, 2017
	Gaming	Lottery	SciPlay	Digital	Unallocated and Reconciling Items(1)	Total
Total revenue	$1,844	$812	$362	$66	$—	$3,084
AEBITDA(2)	895	365	69	16	(120)	$1,225
Reconciling items to consolidated net loss before income taxes:
D&A	(521)	(50)	(18)	(9)	(85)	(683)
Restructuring and other	(8)	(6)	(2)	—	(30)	(46)
EBITDA from equity investments(2)					(67)	(67)
Earnings from equity investments					27	27
Interest expense					(610)	(610)
Loss on debt financing transactions					(38)	(38)
Other expense, net					(8)	(8)
Stock-based compensation					(27)	(27)
Net loss before income taxes						$(227)
Assets as of December 31, 2017	$5,401	$1,071	$219	$61	$973	$7,725
Capital expenditures for the year ended December 31, 2017	$194	$38	$5	$4	$53	$294
(1) Includes amounts not allocated to the business segments (including corporate costs) and reconciling items to reconcile the total business segments AEBITDA to our consolidated net loss before income taxes.

(2) AEBITDA is described in footnote (2) to the first table in this Note 2.

The following tables present revenue by customer location and property and equipment by geographic location:

	Year Ended December 31,
	2019	2018	2017
Revenue:
U.S.	$2,195	$2,190	$2,118
Other	1,205	1,173	966
Total	$3,400	$3,363	$3,084

	As of December 31,
	2019	2018
Property and equipment, net:
U.S.	$299	$334
Other	201	213
Total	$500	$547

(3) Revenue Recognition
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
The following table disaggregates our revenues by type within each of our business segments:

	Revenue recognized for Year Ended December 31,
Revenue category	2019	2018	2017(1)
Gaming
Gaming operations	$597	$632	$696
Gaming machine sales	609	646	673
Gaming systems	295	320	273
Table products	247	233	202
Total	$1,748	$1,831	$1,844

Lottery
Instant products	$588	$592	$588
Lottery systems	323	254	224
Total	$911	$846	$812

SciPlay
Mobile	$391	$323	$260
Web and other	75	93	102
Total	$466	$416	$362

Digital
Sports and platform	$119	$101	$—
Gaming and other	156	169	66
Total	$275	$270	$66

(1) 2017 revenue recognized in accordance with ASC 605 and 985-605.

2019 and 2018 Accounting Policy Under ASC 606

General

We evaluate the recognition of revenue and rental income based on the criteria set forth in ASC 606 or ASC 842 (ASC 840 prior to adoption of ASC 842), as appropriate. Revenue is recognized when control of the promised goods or services is transferred to our customers, in an amount that reflects the consideration we expect to be entitled to in exchange for those goods or services. This condition normally is met when the product has been delivered or upon performance of services. Revenue is reported net of incentive rebates and discounts. We made an accounting policy election to exclude from the measurement of the transaction price sales taxes and all other items of a similar nature, and also elected to account for shipping and handling activities as a fulfillment of our promise to transfer the goods. Accordingly, shipping and handling costs are included in cost of sales.

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

Gaming Operations

Gaming operations revenues are generated by providing customers access to proprietary land-based gaming equipment, table game products and VLTs under a variety of recurring operating, service, or rental contracts, for which consideration is based upon a percentage of Coin-in, a percentage of Net win, or a fixed daily/monthly fee, with variability generally resolved in the reporting period. For these contracts with customers, we generally transfer control and recognize revenue or rental income over time based on the amount we expect to receive as described and classify such revenue or rental income as services revenue. Payments from customers under these contracts are typically due on a monthly basis. Jackpot expense for our WAP services is recorded as a reduction to revenue, which decreased revenue and cost of services by $20 million and $22 million for the years ended December 31, 2019 and 2018, respectively. There was $23 million of such amounts presented as cost of services for the year ended December 31, 2017.

The amount of rental income revenue that is outside the scope of ASC 606 and ASC 605 was $373 million, $265 million and $275 million for the years ended December 31, 2019, 2018 and 2017, respectively.

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

Table Products

Table products revenue is generated from supplying and maintaining or selling table game products, primarily including automatic card shufflers, deck checkers, table roulette chip sorters and other land-based table gaming equipment. We transfer control and recognize revenue from the sale of table products at a point in time upon delivery to our customers or distributors pursuant to the terms of the contract. For supply and maintenance contracts, for which consideration is primarily based on a fixed monthly fee, we generally transfer control and recognize rental income over the term of the supply period and classify such rental income as service revenue. Such contracts are generally short-term in nature. We also license our proprietary table games content, for which revenue is recognized at a point in time under the licensing of intellectual property guidance as such licenses are functional licenses.

Lottery Instant Products

Our instant products revenue is primarily generated under long-term contracts to supply instant products and provide related services to our Lottery customers. For instant products that are sold on a PPU and POS basis, we generally have a single performance obligation of a promise to supply the instant products. Control transfers and we recognize revenue from the sale of such instant products when the lotteries have taken delivery of shipments of instant products pursuant to the terms of the contract. For instant products that are sold on a POS basis, we are compensated based on retail sales, therefore the timing difference between the recognition of revenue, the billing of our customers and the receipt of payments depends on retail sales. Contract assets resulting from these contracts remain until we have the contractual ability to invoice and collect from customers (which occurs upon retail sales). For our SGEP contracts, revenue is recognized when a lottery retailer activates associated instant tickets, which timing corresponds with how we satisfy our performance obligation.

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

SciPlay

SciPlay revenues are generated from the sale of virtual coins, chips or bingo cards (collectively referred to as “virtual currency”), which players can use to play casino-style slot and table games or bingo games (i.e., spin in the case of slot games, bet in the case of table games and use of bingo cards in the case of bingo games). Once obtained, virtual currency (either free or purchased) cannot be redeemed for cash nor exchanged for anything other than game play within our apps. SciPlay distributes its games through various global social web and mobile platforms such as Facebook, Apple, Google, Amazon, Microsoft and other web and mobile platforms. Control transfers and SciPlay recognizes revenues from player purchases of virtual currency as the virtual currency is consumed for game play, which is based on a historical data analysis. Because SciPlay has control over the content and functionality of games before they are accessed by the end user, SciPlay has determined it is the principal and, as a result, revenues are recorded on a gross basis. Payment processing fees paid to platform providers (such as Facebook, Apple, Amazon, Google and Microsoft) are recorded within cost of services. All SciPlay revenue is classified as services revenue.

Digital

Digital revenue is generated from professional services related to highly customized software design, development, licensing, maintenance and support services associated with a comprehensive suite of technology solutions, including sports books and betting markets across both fixed-odds and parimutuel betting styles. Additionally, through our integrated suite of various platform and technology solutions, we provide gaming operators optional portals for reporting and administrative functions, and access to a wide portfolio of content, including casino, lottery and bingo style games.

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

Contract Liabilities and Other Disclosures

The following table summarizes the activity in our contract liabilities for the reporting period:

Year Ended December 31, 2019
Contract liability balance, beginning of period(1)	$97
Liabilities recognized during the period	47
Amounts recognized in revenue from beginning balance	(35)
Contract liability balance, end of period(1)	$109
(1) Contract liabilities are included within Accrued liabilities and Other long-term liabilities in our consolidated balance sheets.

The timing of revenue recognition, billings and cash collections results in billed receivables, unbilled receivables (contract assets), and customer advances and deposits (contract liabilities) on our consolidated balance sheet. Other than contracts with customers with financing arrangements exceeding 12 months, revenue recognition is generally proximal to conversion to cash, except for Lottery instant products sold under POS contracts. As disclosed in “Lottery Instant Products” above, revenue is recognized for such contracts upon delivery to our customers, while conversion to cash is based on the retail sale of the underlying tickets to end consumers. As a result, revenue recognition under ASC 606 does not approximate conversion to cash in any periods post-adoption. Total revenue recognized under such contracts was $95 million and $103 million for the years ended December 31, 2019 and 2018, respectively. The following table summarizes our opening and closing balances in these accounts (other than contract liabilities disclosed above):

	Receivables	Contract Assets(1)
End of period balance, December 31, 2018	$753	$114
End of period balance, December 31, 2019	808	121
(1) Contract assets are included primarily within Prepaid expenses, deposits and other current assets in our consolidated balance sheets.
As of December 31, 2019, we did not have material unsatisfied performance obligations for contracts expected to be long-term or contracts for which we recognize revenue at an amount other than for which we have the right to invoice for goods or services delivered or performed.
2017 Accounting Policy Under ASC 605

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

For non-software multiple-element arrangements, we recognize revenue for delivered elements when they have stand-alone value to the customer, they have been accepted by the customer, and for which there are only customary refund or return rights. The transaction price is allocated to the deliverables by use of the relative selling price method. The selling price used for each deliverable is based on vendor specific objective evidence (“VSOE”) if available, third-party evidence (“TPE”) if VSOE is not available, or estimated selling price (“ESP”) if neither VSOE nor TPE is available. ESP is determined in a manner consistent with that used to establish the price to sell the deliverable on a standalone basis. In addition to the preceding conditions, equipment revenue is not recorded until the installation has been completed if equipment acceptance is dependent upon installation or if installation is essential to the functionality of the equipment. Installation revenues are not recorded until installation has been completed.

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

Gaming, SciPlay and Digital segments revenue categories are recognized under the general revenue recognition policy described above. If the sale of gaming machines or other arrangements includes multiple elements, these arrangements are accounted for under multiple element arrangement accounting described above.

The following are specific revenue recognition policies for our Lottery segment:

•
Revenue from the sale of instant products that are sold on a PPU basis is recognized when the customer accepts the product pursuant to the terms of the contract and are recognized under general accounting policy described above.

•
Revenue from the sale of instant products that are sold on a Participation basis (POS and SGEP) is recognized as retail sales are generated. We believe that products and services provided under these arrangements are delivered contemporaneously and are not separate units of account; therefore, as the services offered are a comprehensive solution in exchange for Participation-based or price-per-unit based compensation, this revenue is recognized under the general revenue recognition policy above.

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

(4) Restructuring and other
Restructuring and other includes charges or expenses attributable to: (i) employee severance; (ii) management restructuring and related costs; (iii) restructuring and integration; (iv) cost savings initiatives; (v) major litigation; and (vi) acquisition related and other unusual items. The following table summarizes pre-tax restructuring and other costs for the periods presented:

	Year Ended December 31,
	2019	2018	2017
Employee severance(1)	$9	$37	$10
Acquisition-related costs(2)	—	8	21
Contingent acquisition consideration(3)	2	29	—
Legal and related	—	152	—
Restructuring, integration and other	17	27	15
Total	$28	$253	$46
(1) Including employee severance and termination costs associated with restructuring activities.
(2) Years ended December 31, 2018 and 2017, include $8 million and $15 million related to NYX acquisition, respectively.
(3) Represents contingent consideration fair value adjustment (see Note 16).

In April 2015, Shuffle Tech International, LLC, Aces Up Gaming, Inc. and Poydras-Talrick Holdings LLC brought a civil action in the United States District Court for the Northern District of Illinois against us claiming that we used certain shuffler patents in a predatory manner to create and maintain a monopoly in the relevant shuffler market. During the second half of 2018, the jury awarded plaintiffs $105 million in compensatory damages, which was subject to trebling, as well as attorneys’ fees and costs. During the fourth quarter of 2018, we reached a settlement in the Shuffle Tech matter and paid the plaintiffs $152 million.

(5) Basic and Diluted Net Loss Per Share
Basic and diluted net loss attributable to SGC per share were the same, as any additional common stock equivalents would be anti-dilutive. We excluded 1 million, 2 million and 3 million stock options from the calculation of diluted weighted-average net loss attributable to SGC per share for the years ended December 31, 2019, 2018 and 2017, respectively, which would be anti-dilutive due to the net loss attributable to SGC in those periods. In addition, we excluded 3 million, 3 million and 4 million RSUs from the calculation of diluted weighted-average net loss attributable to SGC per share for the years ended

December 31, 2019, 2018 and 2017, respectively, which would be anti-dilutive due to the net loss attributable to SGC in those periods.

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
The timing of our invoices does not always coincide with revenue recognized under the contract. We have contract assets (unbilled receivables) which represent revenue recorded in excess of amounts invoiced under the contract and generally become billable at contractually specified dates or events. We had $67 million and $100 million of unbilled receivables as of December 31, 2019 and 2018, respectively.
The following summarizes the components of current and long-term accounts and notes receivable, net:

	As of December 31,
	2019	2018
Current:
Accounts receivable	$668	$615
Notes receivable	123	138
Allowance for doubtful accounts	(36)	(40)
Current accounts and notes receivable, net	$755	$713
Long-term:
Notes receivable, net of allowance	53	40
Total accounts and notes receivable, net	$808	$753

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
Credit Quality of Receivables
The interest rates on our outstanding accounts and notes receivable ranged from 3% to 10% at December 31, 2019 and 2018. Our general policy is to recognize interest on such receivables until the receivable is deemed non-performing, which we define as payments being overdue by 180 days beyond the agreed-upon terms. When a receivable is deemed to be non-performing, the item is placed on non-accrual status and interest income is recognized on a cash basis. The amount of such non-performing receivables was immaterial at December 31, 2019 and 2018.
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
We have certain concentrations of outstanding notes receivable in international locations that impact our assessment of the credit quality of our notes receivable. We monitor the macroeconomic and political environment in each of these locations in our assessment of the credit quality of our notes receivable. We have not identified changes in the aforementioned factors in the year ended December 31, 2019 that require a reassessment of our receivable balances. The international locations with significant concentrations (generally deemed to be exceeding 10%) of our receivables with terms longer than one year are as follows:

•
Mexico - Our notes receivable, net, from certain customers in Mexico at December 31, 2019 was $28 million. We collected $30 million of outstanding receivables from these customers during the year ended December 31, 2019.

•
Peru - Our notes receivable, net, from certain customers in Peru at December 31, 2019 was $15 million. We collected $6 million of outstanding receivables from these customers during the year ended December 31, 2019.

•
Argentina - Our notes receivable, net, from customers in Argentina at December 31, 2019 was $19 million, which are denominated in USD. Our customers are required to and have continued to pay us in pesos at the spot exchange rate on the date of payment. We collected $20 million of outstanding receivables from customers in Argentina during the year ended December 31, 2019.

The following summarizes the components of total notes receivable, net:

	December 31, 2019	Balances over 90 days past due	December 31, 2018	Balances over 90 days past due
Notes receivable:
Domestic	$79	$12	$55	$6
International	97	18	123	25
Total notes receivable	176	30	178	31

Notes receivable allowance
Domestic	(2)	(2)	(6)	(6)
International	(15)	(15)	(18)	(18)
Total notes receivable allowance	(17)	(17)	(24)	(24)

Notes receivable, net	$159	$13	$154	$7

At December 31, 2019, 8% of our total notes receivable, net, was past due by over 90 days compared to 4% at December 31, 2018.
The activity in our allowance for notes receivable for each of the years ended December 31, 2019 and 2018 is as follows:

	December 31, 2019	December 31, 2018
Beginning allowance for notes receivable	$(24)	$(21)
Provision	(3)	(6)
Charge-offs and recoveries	10	3
Ending allowance for notes receivable	$(17)	$(24)

The fair value of notes receivable is estimated by discounting future cash flows using current interest rates at which similar loans would be made to borrowers with similar credit ratings and remaining maturities. At December 31, 2019 and 2018, the fair value of the notes receivable, net, approximated the carrying value due to contractual terms of notes receivable generally being under 24 months.

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
Inventories consisted of the following:

	As of December 31,
	2019	2018
Parts and work-in-process	$153	$131
Finished goods	91	85
Total inventories	$244	$216
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
Property and equipment, net consisted of the following:

	As of December 31,
	2019	2018
Land	$15	$15
Buildings and leasehold improvements	129	128
Gaming and lottery machinery and equipment	1,028	1,041
Furniture and fixtures	31	27
Construction in progress	30	17
Other property and equipment	263	240
Less: accumulated depreciation	(996)	(921)
Total property and equipment, net	$500	$547

Depreciation expense is excluded from cost of services, cost of product sales, cost of instant products and other operating expenses and is separately presented within D&A.

	Year Ended December 31,
	2019(1)	2018(2)	2017
Depreciation expense	$217	$232	$270
(1) Includes assets held for sale impairment charges of $9 million. (2) Includes assets held for sale impairment charges of $19 million.

Capitalized installation costs
Certain Participation contracts require us to perform installation activities. Direct installation activities, which include costs for installing gaming machines, terminals, facilities wiring, computers, internal labor and travel, are performed at the inception of the contract to enable us to perform under the terms of the contract. Such activities do not represent a separate earnings process and, therefore, the installation costs are capitalized and amortized over the estimated contract term in the case of lottery-related contracts and typically over the life of the equipment when no long-term contract exists, as is often the case within our Participation gaming business. We had $20 million and $28 million of capitalized installation costs, net of accumulated depreciation, included within lottery machinery and equipment included within property and equipment, net as of December 31, 2019 and 2018, respectively. There were no capitalized installation costs recorded related to gaming activities as of December 31, 2019 and 2018.
Assets Held For Sale
We had $25 million and $36 million in assets held for sale as of December 31, 2019 and 2018, respectively. Assets held for sale relate to our Gaming business segment and consist of certain properties in Chicago that were marketed for sale as a result of facility rationalization and integration activities. These assets are included within Prepaid expenses, deposits and other current assets and are reported at the lower of the carrying value or fair market value, less expected costs to sell. We measured the fair value of assets held for sale under a market approach and have categorized such measurements as Level 3 in the fair value hierarchy, which resulted in the impairment charges noted above.

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
2018 Acquisitions
NYX Gaming Group Limited Purchase Price Allocation

On January 5, 2018, we completed the acquisition of all outstanding ordinary shares of NYX, creating a leading digital provider of sports wagering, iGaming and iLottery technologies, platforms, content, products and services. We paid $666 million in cash to acquire ordinary shares and other securities and to redeem NYX’s outstanding debt (including $92 million paid during the fourth quarter of 2017 to acquire NYX ordinary shares and other securities). The fair value of our NYX non-controlling equity interest held immediately before the acquisition date was $90 million.
We incurred $8 million and $15 million of NYX acquisition-related costs which were recorded in Restructuring and other for the years ended December 31, 2018 and 2017, respectively.
The following table summarizes the allocation of the purchase price, which reflects an $8 million adjustment from the preliminary allocation during the first quarter of 2018 and primarily related to the provisional amounts recognized for certain receivables and liabilities for which we have subsequently obtained and evaluated more detailed information than existed at the measurement date:

January 5, 2018
Cash, cash equivalents and restricted cash	$23
Accounts receivable and other current assets(1)	56
Property and equipment and other non-current assets(1)	22
Goodwill	368
Intangible assets	350
Total assets	$819
Current liabilities(2)	$74
Deferred income taxes	66
Assumed debt and other liabilities	300
Total liabilities	$440
Total consideration transferred	$379
(1) Including $41 million and $13 million of receivables and contract assets, respectively.
(2) Including $16 million of contract liabilities.

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

The fair value of intangible assets was determined using a combination of the relief from royalty method and the excess earnings method using Level 3 inputs in the hierarchy as established by ASC 820. The discount rates used in the valuation analysis ranged between 10% and 14%, and the royalty rate used was 0.5%. The following table details the intangible assets that have been identified:

	Fair Value	Weighted Average Useful Life (Years)
Customer relationships	$214	7
Intellectual property(1)	127	7
Trade names	10	7
(1) Primarily consists of core technology and content.

The factors contributing to the recognition of acquisition goodwill are based on enhanced financial and operational scale, market diversification, expected cost and operational synergies, assembled workforce and other strategic benefits. None of the resultant goodwill is expected to be deductible for income tax purposes.

NYX revenue and net loss since the acquisition date included in our consolidated results were as follows:

Year Ended
December 31, 2018
Revenue	$198
Net loss	41

The acquired NYX business was integrated into our Digital business segment.

The following unaudited pro forma financial information for the years ended December 31, 2018 and 2017 give effect to the NYX acquisition as if it had been completed on January 1, 2017:

	Year Ended December 31,
	2018	2017
Revenue	$3,363	$3,265
Net loss	345	308

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

Other 2018 Acquisitions

On November 1, 2018, we completed the acquisition of Don Best, a leading global supplier of real-time betting data and pricing for North American sporting events. Don Best was integrated into our Digital business segment.

2017 Acquisitions
On April 7, 2017, we completed the acquisition of all of the issued and outstanding capital stock of privately held mobile and social game company SpiceRack, which expands our existing portfolio of social casino games and our customer base. SpiceRack was integrated into our SciPlay business segment. In addition, we made three other individually immaterial acquisitions during 2017, which are reflected in the table below.
The following table summarizes an aggregate disclosure related to business acquisitions completed in 2018 and 2017, excluding the NYX acquisition:

	Total Consideration	Cash paid, net of cash acquired	Contingent Acquisition Consideration(1)	Allocation of purchase price to Intangible assets, net(2)	Weighted average useful life of acquired intangible assets	Excess purchase price allocated to Goodwill
Aggregate total 2018	$46	$34	$9	$42	9.4 Years	$11
Aggregate total 2017	66	58	8	56	8.3 Years	13
(1) Contingent consideration is determined by fair value and included in the consideration transferred (see Note 16 for subsequent changes due to remeasurements, which are recorded in Restructuring and other).
(2) Intangible assets primarily consist of technology-based and customer relationship intangible assets. The fair value of these intangible assets was determined using a combination of a relief from royalty method and the excess earnings method using Level 3 in the hierarchy as established by ASC 820. The discount rates and royalty rates used in the valuation analyses ranged between 9% and 20% and 1% and 16%, respectively.

Contingent acquisition consideration value is primarily based on reaching certain earnings-based metrics, with a maximum payout of up to $14 million as of December 31, 2019.

Goodwill recognized relates to the SpiceRack and Don Best acquisitions, and the factors contributing to the recognition of goodwill are based on expected synergies resulting from these acquisitions, including the expansion of the customer base and new markets. Goodwill of $13 million attributable to SpiceRack acquisition is deductible for income tax purposes while goodwill attributable to the Don Best acquisition is not deductible for income tax purposes.

The amount of revenue and earnings associated with the above acquisitions and since the acquisition date included in the consolidated financial statements were less than 5.0% for all periods presented and therefore were not significant to our consolidated financial statements.

(10) Intangible Assets, net and Goodwill
Intangible Assets, net
The following tables present certain information regarding our intangible assets as of December 31, 2019 and 2018. Amortizable intangible assets are being amortized on a straight-line basis over their estimated useful lives with no estimated residual values, which materially approximates the expected pattern of use.

	December 31, 2019			December 31, 2018
	Gross Carrying Value	Accumulated Amortization	Net Balance	Gross Carrying Value	Accumulated Amortization	Net Balance
Amortizable intangible assets:
Customer relationships	$1,086	$(383)	$703	$1,084	$(299)	$785
Intellectual property	931	(563)	368	931	(453)	478
Licenses	548	(329)	219	546	(253)	293
Brand names	123	(72)	51	123	(59)	64
Trade names	116	(31)	85	108	(23)	85
Patents and other	24	(15)	9	23	(13)	10
	2,828	(1,393)	1,435	2,815	(1,100)	1,715
Non-amortizable intangible assets:
Trade names	83	(2)	81	96	(2)	94
Total intangible assets	$2,911	$(1,395)	$1,516	$2,911	$(1,102)	$1,809

The following reflects intangible amortization expense included within D&A:

	Year Ended December 31,
	2019	2018	2017
Amortization expense	$306	$297	$260

Estimated intangible asset amortization expense for the year ending December 31, 2020 and each of the subsequent four years:

	Year Ending December 31,
	2020	2021	2022	2023	2024
Amortization expense	$250	$219	$211	$184	$167

Goodwill

In conjunction with integrating our Digital segment acquisitions, the implementation of ERP systems in the Digital segment and management changes during the first quarter of 2019, in our Digital business segment, we reviewed our Digital operating segment in accordance with ASC 350 to determine if additional reporting units exist based on the availability of discrete financial information that is regularly reviewed by segment management. We determined that in our Digital operating segment we now have two reporting units: (1) Digital sports and platform and (2) Digital gaming and other. The change in the Digital business segment reporting units resulted in the allocation of the previous Digital reporting unit goodwill balance as follows: $230 million to the new Digital sports and platform reporting unit and $134 million to the new Digital gaming and other reporting unit, which allocation was determined based on the relative fair value approach prescribed by ASC 350. As a result of this change we now have ten reporting units: Instant Products, U.S. Lottery Systems, International Lottery Systems, SG Gaming, legacy U.K. Gaming, Casino Management Systems, Table Products, SciPlay, Digital sports and platform and Digital gaming and other.

The table below reconciles the change in the carrying value of goodwill, by business segment, for the period from December 31, 2017 to December 31, 2019.

	Gaming(1)	Lottery(2)	Interactive	SciPlay	Digital	Totals
Balance as of December 31, 2017	$2,476	$356	$124	$—	$—	$2,956
Reporting unit reallocation adjustment	—	—	(124)	117	7	—
Acquired goodwill	—	—	—	—	379	379
Foreign currency adjustments	(27)	(4)	—	(2)	(22)	(55)
Balance as of December 31, 2018	2,449	352	—	115	364	3,280
Foreign currency adjustments	—	(3)	—	—	3	—
Balance as of December 31, 2019	$2,449	$349	$—	$115	$367	$3,280

(1) Accumulated goodwill impairment charges for the Gaming segment as of December 31, 2019 were $935 million.
(2) Accumulated goodwill impairment charges for the Lottery segment as of December 31, 2019 were $137 million.

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
We evaluate goodwill at the reporting unit level by comparing the carrying value of each reporting unit to its fair value using a quantitative impairment test or qualitative assessment, as deemed appropriate. Under the qualitative assessment option, we first assess qualitative factors to determine whether the fair value of a reporting unit is not “more than likely” less than its carrying value, which is commonly referred to as “Step 0”. If the fair value of the reporting unit is greater or if it is more likely than not that the fair value of the reporting unit is greater than its carrying value, goodwill is not considered impaired. If the fair value of the reporting unit is less than its carrying value, an impairment charge is recognized for the amount by which the carrying value exceeds the reporting unit’s fair value determined based on a quantitative test, not to exceed the total amount of goodwill allocated to that reporting unit.
Our annual goodwill impairment tests as of October 1, 2019 indicated estimated fair values were in excess of their carrying values for each of our reporting units that have goodwill balances.

We conduct impairment tests of our indefinite-lived assets annually in the fourth quarter of each fiscal year, or more frequently if events or changes in circumstances indicate that it is more likely than not that the fair value of an indefinite-lived asset is less than its carrying value or when circumstances no longer continue to support an indefinite useful life.
Our annual impairment tests as of October 1, 2019 indicated estimated fair values were more likely than not in excess of the carrying values for all of our remaining indefinite-lived intangible assets.
Other long-lived assets and intangible assets with finite useful lives
Intangible assets with finite useful lives are amortized over two to fifteen years using the straight-line method, which materially approximates the pattern of the assets’ use. Factors considered when assigning useful lives include legal, regulatory and contractual provisions, product obsolescence, demand, competition and other economic factors.
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

(11) Software, net
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
Software, net consisted of the following:

	As of December 31,
	2019	2018
Software	$1,173	$1,101
Accumulated amortization	(915)	(816)
Software, net	$258	$285

In the years ended December 31, 2019 and 2018, we capitalized $101 million and $109 million, respectively, of software.
The following reflects amortization of software included within D&A:

	Year Ended December 31,
	2019	2018	2017
Amortization expense	$124	$161	$153

(12) Equity Investments
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
At December 31, 2019, we had investments in a number of entities (principally in our Lottery business segment) which are accounted for under the equity method of accounting because we do not have a controlling financial interest but we have the ability to exercise significant influence. For these investments, equity method income (loss) is recorded in “Earnings (loss) from equity investments”, with our investment recorded in “Equity investments.” See the tables below for details of our equity investments:

Equity Investment	Purpose	Concession and/or Supplier Agreement Term	Ownership Interest	Segment
LNS(1)	Exclusive operator of Italian instant game lottery	Initial term of nine years beginning October 2010, which was subsequently extended for up to nine years (September 2028)	20%	Lottery
Northstar NJ(2)	Provision of marketing and sales services to New Jersey Lottery	October 1, 2013 through 2029	18%	Lottery
Northstar SupplyCo New Jersey LLC (NJ SupplyCo)(3)	Separate agreement under which we provide instant games to Northstar NJ	October 1, 2013 through 2029	30%	Lottery
(1) Other members of consortium are Lottomatica Holdings, S.r.l. and Arianna 2001. LNS succeeded Consorzio Lotterie Nazionali, a consortium comprised of essentially the same group that owns LNS, as holder of the concession as the exclusive operator of the Italian Gratta e Vinci instant game lottery.
(2) Other members are IGT Global Solutions Corporation and a subsidiary of the administrator of the Ontario Municipal Employees Retirement System, this agreement provides us substantive participating rights.
(3) Other members are Gtech Corporation (now known as IGT) and OSI LTT NJ Holdings Inc., a wholly owned subsidiary of OMERS Administration Corporation.

	Equity investment Balance as of December 31,		Equity earnings (loss) recognized for the Year Ended December 31,			Cash distributions and dividends received for the Year Ended December 31,
Equity Investment	2019	2018	2019	2018	2017	2019	2018	2017
LNS	$201	$224	$16	$17	$14	$33	$38	$40
Northstar NJ and NJ Supply Co	21	25	—	3	1	5	—	4
GLB and CSG	26	23	3	1	—	—	11	5
Other	25	26	5	4	12	11	14	18
Total under equity method	$273	$298	$24	$25	$27	$49	$63	$67

	Revenue recognized from sales to investee for the Year Ended December 31,
Equity Investment	2019	2018	2017
LNS	$46	$40	$45
Northstar NJ and NJ Supply Co	24	23	20
Other	6	7	30
Total	$76	$70	$95

LNS
On December 4, 2017, we announced that LNS had accepted a contract extension of up to nine years for the Italian Scratch and Win concession. As a part of the contract extension, LNS was required to pay an upfront fee of €800 million in three installments. The first installment of €50 million was paid as of December 31, 2017; payments of the second installment of €300 million and third installment of €450 million were made in April 2018 and October 2018, respectively. Our pro-rata concession funding payments to LNS were €10 million ($12 million), €60 million ($74 million) and €90 million ($104 million), respectively, and were treated as contributions to our equity method investment as contributions were made.
As of December 31, 2019 we had accounts receivable of $12 million from LNS.
Northstar New Jersey
Northstar New Jersey is entitled to receive annual incentive compensation payments from the State of New Jersey to the extent the lottery's net income for the applicable year exceeds specified target levels, subject to a cap of 3% of the applicable year’s net income. Northstar New Jersey is responsible for payments to the State of New Jersey to the extent certain net income targets are not achieved by the New Jersey Lottery, subject to a cap of 2% of the applicable year’s net income.

(13) Accrued Liabilities
Accrued liabilities consisted of the following:

	As of December 31,
	2019	2018
Compensation and benefits	$94	$120
Contract liability	84	73
Accrued interest	74	64
Customer advances and licenses	45	43
Taxes, other than income	36	27
Operating lease liabilities	26	—
Contingent acquisition consideration liabilities	7	22
Other	129	128
Total	$495	$477

(14) Leases

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
Supplemental balance sheet and cash flow information related to operating leases is as follows:

December 31, 2019
Operating lease right-of-use assets	$105
Accrued liabilities	26
Operating lease liabilities	88
Total operating lease liabilities	$114
Right-of-use assets obtained in exchange for lease obligations:
Operating leases	$12
Cash paid for amounts included in the measurement of lease liabilities:
Operating cash flows from operating leases for the twelve months period	$33
Weighted average remaining lease term, years	5
Weighted average discount rate	5%

Lease liability maturities:

	2020	2021	2022	2023	2024	Thereafter	Less Imputed Interest	Total
Operating leases	$31	$27	$21	$16	$13	$21	$(16)	$113
Our total operating lease expenses were $37 million, $39 million and $32 million for the years ended December 31, 2019, 2018 and 2017, respectively. The total amount of variable and short-term lease payments was immaterial for all periods presented.
As of December 31, 2019, we did not have material additional operating leases that have not yet commenced.

(15) Long-Term and Other Debt
Outstanding Debt and Finance Leases
The following reflects outstanding debt:

	As of December 31,
	2019					2018
	Final Maturity	Rate(s)	Face Value	Unamortized debt discount/premium and deferred financing costs, net	Book Value	Book Value
Senior Secured Credit Facilities:
Revolver	2020	variable	$—	$—	$—	$325
Revolver	2024	variable	195	—	195	—
Term Loan B-5	2024	variable	4,102	(60)	4,042	4,071
SciPlay Revolver	2024	variable	—	—	—	—
Senior Notes:
2025 Secured Notes(1)	2025	5.000%	1,250	(15)	1,235	1,233
2026 Secured Euro Notes(2)	2026	3.375%	364	(5)	359	367
2022 Unsecured Notes	2022	10.000%	—	—	—	2,176
2026 Unsecured Euro Notes(2)	2026	5.500%	280	(4)	276	282
2026 Unsecured Notes	2026	8.250%	1,100	(15)	1,085	—
2028 Unsecured Notes	2028	7.000%	700	(10)	690	—
2029 Unsecured Notes	2029	7.250%	500	(7)	493	—
Subordinated Notes:
2020 Notes	2020	6.250%	—	—	—	242
2021 Notes	2021	6.625%	341	(2)	339	337
Finance lease obligations as of December 31, 2019 payable monthly through 2023 and other(3)	2023	4.652%	11	—	11	4
Total long-term debt outstanding			$8,843	$(118)	$8,725	$9,037
Less: current portion of long-term debt					(45)	(45)
Long-term debt, excluding current portion					$8,680	$8,992
Fair value of debt(4)			$9,181

(1) In connection with the February 2018 Refinancing (as defined below), we entered into certain cross-currency interest rate swap agreements to achieve more attractive interest rates by effectively converting $460 million of the fixed-rate, U.S. Dollar-denominated 2025 Secured Notes, including the semi-annual interest payments through October 2023, to a fixed-rate Euro-denominated debt, with a fixed annual weighted average interest rate of approximately 2.946%. These cross-currency swaps have been designated as a hedge of our net investment in certain subsidiaries.
(2) We designated a portion of our 2026 Secured Euro Notes as a net investment non-derivative hedge of our investments in certain of our international subsidiaries that use the Euro as their functional currency in order to reduce the volatility in our operating results caused by the change in foreign currency exchange rates of the Euro relative to the U.S. Dollar (see Note 16 for additional information). The total change in the face value of the 2026 Secured Euro Notes and 2026 Unsecured Euro Notes due to changes in foreign currency exchange rates since the issuance was a reduction of $68 million, of which gains of $9 million and $43 million were recognized on remeasurement of debt in the Consolidated Statements of Operations for the years ended December 31, 2019 and 2018, respectively.
(3) Includes $9 million related to certain revenue transactions presented as debt in accordance with ASC 470.
(4) Fair value of our fixed rate and variable interest rate debt is classified within Level 2 in the fair value hierarchy and has been calculated based on the quoted market prices of our securities.

The following reflects the principal amount of debt and finance lease payments due over the next five years and beyond as of December 31, 2019:

	Total	2020	2021	2022	2023	2024	After 2024
Senior Secured Credit Facilities	$4,297	$42	$42	$42	$42	$4,129	$—
Senior Notes	4,194	—	—	—	—	—	4,194
Subordinated Notes	341	—	341	—	—	—	—
Finance lease obligations and other	11	3	3	3	2	—	—
Total long-term debt outstanding	$8,843	$45	$386	$45	$44	$4,129	$4,194
Unamortized deferred financing costs and discount/premium	(118)
Total debt book value	$8,725

Debt Financing Transactions
February 2018 Refinancing
On February 14, 2018, SGI issued an additional $900 million aggregate principal amount of its 2025 Secured Notes, €325 million aggregate principal amount of its new 2026 Secured Euro Notes and €250 million aggregate principal amount of its new 2026 Unsecured Euro Notes, and entered into an amendment to our credit agreement to refinance our existing term loan B-4 facility and increase the term loans outstanding by $900 million under a new term loan B-5 facility (the “February 2018 Refinancing”).
March 2019 Refinancing
On March 19, 2019, SGI issued $1,100 million in aggregate principal amount of its new 2026 Unsecured Notes. We used the net proceeds of the 2026 Unsecured Notes offering to redeem $1,000 million of our outstanding 2022 Unsecured Notes and pay accrued and unpaid interest thereon plus related premiums, fees, and costs, which redemption was completed on April 4, 2019, and paid related fees and expenses of the 2026 Unsecured Notes offering (the “March 2019 Refinancing”).
November 2019 Refinancing
On November 20, 2019, we entered into an amendment to the revolving credit facility under the credit agreement to refinance the existing revolving credit facility and to provide for an aggregate of $650 million of revolving credit commitments through 2024, and on November 26, 2019, SGI issued $700 million in aggregate principal amount of its new 2028 Unsecured Notes and $500 million in aggregate principal amount of its new 2029 Unsecured Notes (the “November 2019 Refinancing”). We used the net proceeds of the 2028 Unsecured Notes and the 2029 Unsecured Notes, together with cash on hand and borrowings under the revolving credit facility, to redeem the remaining $1,200 million of our outstanding 2022 Unsecured Notes and all $244 million of our outstanding 2020 Notes and pay accrued and unpaid interest thereon plus related premiums, fees, and costs, which redemption was completed on December 12, 2019, and paid related fees and expenses of the offering.
Debt issuance costs
We capitalize debt issuance costs associated with long-term financing arrangements and amortize the deferred debt issuance costs over the term of the arrangement using the effective interest method. The capitalized debt issuance costs associated with long-term debt financing, other than line-of-credit arrangements, are presented as a direct reduction from the carrying value of long-term debt, consistent with the treatment of unamortized debt discount. In connection with 2017 refinancing activities, we incurred $42 million in financing costs of which approximately $34 million are presented as a reduction to long-term debt and $8 million were expensed. In connection with the February 2018 Refinancing, we incurred $26 million in financing costs presented primarily as a reduction to long-term debt. In connection with the March 2019 Refinancing, we reflected $16 million in financing costs presented primarily as a reduction to long-term debt. In connection with the November 2019 Refinancing, we reflected $17 million in financing costs presented primarily as a reduction to long-term debt.
Loss on Debt Financing Transactions
The following are components of the loss on debt financing transactions resulting from debt extinguishment and modification accounting:

	Years Ended December 31,
	2019	2018	2017
Repurchase and cancellation of principal balance at premium	$80	$110	$—
Unamortized debt (premium) discount and deferred financing costs, net	20	(30)	26
Third party debt issuance fees	—	13	12
Total loss on debt financing transactions	$100	$93	$38

Description of Outstanding Debt
Credit agreement
SGC and certain of its subsidiaries are party to a credit agreement, dated as of October 18, 2013, by and among SGI, as the borrower, SGC, as a guarantor, Bank of America, N.A., as administrative agent, and the lenders and other agents party thereto (the “credit agreement”). As of December 31, 2019, the credit agreement included (a) a revolving credit facility of $650 million through November 20, 2024, with up to $350 million available for issuances of letters of credit and (b) a $4,102 million term B-5 loan facility that matures August 14, 2024.
The term B-5 loans amortize in equal quarterly installments in an amount equal to 1.00% per annum of the stated principal amount thereof, with the remaining balance due at final maturity. All of the debt incurred under the credit agreement is subject to accelerated maturity if our 2021 Notes remain outstanding 91 days prior to their stated maturity date of May 15, 2021 and we do not have sufficient liquidity at that time, and all of the debt incurred under the revolving credit facility is subject to accelerated maturity if loans under our term B-5 loan facility remain outstanding 91 days prior to their stated maturity date of August 14, 2024 and we do not have sufficient liquidity at that time. In each of those cases, liquidity would be based on our unrestricted cash (excluding SciPlay cash) and availability under our revolving credit facility. SGI may voluntarily prepay all or any portion of outstanding amounts under the credit agreement at any time, without premium or penalty, subject to redeployment costs in the case of a prepayment of eurocurrency loans on a day that is not the last day of the relevant interest period.
The applicable margin for the term B-5 loans is 2.75% per annum for eurocurrency (LIBOR) loans and 1.75% per annum for base rate loans. The applicable margin for revolver borrowings is 3.00% per annum for eurocurrency (LIBOR) loans and 2.00% per annum for base rate loans. SGI is required to pay commitment fees to revolving lenders on the actual daily unused portion of the revolving commitments at a rate of 0.50% per annum through maturity, subject to a step-down to 0.375% based upon the achievement of certain net first lien leverage ratios.
SciPlay Revolver
SciPlay Holding, a subsidiary of SciPlay, entered into the SciPlay Revolver, a $150 million revolving credit agreement, dated as of May 7, 2019, that matures in May 2024, by and among SciPlay Holding, as the borrower, SciPlay Parent LLC, as a guarantor, the subsidiary guarantors party thereto (which are all domestic entities that comprise our SciPlay business segment), the lenders party thereto and Bank of America, N.A., as administrative agent and collateral agent.
The interest rate is either Adjusted LIBOR (as defined in the SciPlay Revolver) plus 2.250% (with one 0.250% leverage-based step-down to the margin and one 0.250% leverage-based step-up to the margin) or ABR (as defined in the SciPlay Revolver) plus 1.250% (with one 0.250% leverage-based step-down to the margin and one 0.250% leverage-based step-up to the margin) at the option of SciPlay Holding. SciPlay Holding is required to pay to the lenders a commitment fee of 0.500% per annum on the average daily unused portion of the revolving commitments through maturity, which fee varies based on the total net leverage ratio and is subject to a floor of 0.375%. The SciPlay Revolver provides for up to $15 million in letter of credit issuances.
Notes
The following table sets forth the indenture dates, redemption prices and dates and ranking, guarantees and collateral for each of our outstanding series of notes:

Series of Notes	Indenture Date	Redeemable at Make Whole Price Prior To(1)	Ranking, Guarantees and Collateral
2025 Secured Notes	October 17, 2017	October 15, 2020	Senior Secured
2026 Secured Euro Notes(2)	February 14, 2018	February 15, 2021	Senior Secured
2026 Unsecured Euro Notes(2)	February 14, 2018	February 15, 2021	Senior Unsecured
2026 Unsecured Notes	March 19, 2019	March 15, 2022	Senior Unsecured
2028 Unsecured Notes	November 26, 2019	May 15, 2023	Senior Unsecured
2029 Unsecured Notes	November 26, 2019	November 15, 2024	Senior Unsecured
2021 Notes	June 4, 2014	N/A	Senior Subordinated

(1) Refers to the date prior to which such series of notes may be redeemed at a redemption price equal to 100% of the principal amount of such notes plus accrued and unpaid interest, if any, to the date of redemption plus a “make whole” premium. On or after such date, such notes may be redeemed at the prices specified in the indenture governing such notes. The 2021 Notes are redeemable at the prices specified in the indenture governing the 2021 Notes.

(2) Effective April 30, 2018, the 2026 Secured Euro Notes and 2026 Unsecured Euro Notes were listed on the Official List of The International Stock Exchange.
Ranking, guarantees and collateral
Borrowings under the credit agreement and the Secured Notes are senior secured obligations of SGI, rank equally to all of SGI’s existing and future senior debt and rank senior to all of SGI’s existing and future senior subordinated debt. The Unsecured Notes are senior unsecured obligations of SGI, rank equally to all of SGI’s existing and future senior debt and rank senior to all of SGI’s existing and future senior subordinated debt. The 2021 Notes are unsecured senior subordinated obligations of SGI and are subordinated to all of SGI’s existing and future senior debt, rank equally with all of SGI’s existing and future senior subordinated debt and rank senior to all of SGI’s future debt that is expressly subordinated to the 2021 Notes.
Borrowings under the credit agreement, the Senior Notes and the 2021 Notes are guaranteed by us and each of our current and future direct and indirect wholly owned domestic subsidiaries (other than SGI, the unrestricted business entities comprising our SciPlay business segment and certain immaterial subsidiaries), subject to certain customary exceptions as set forth in the credit agreement and the indentures governing such notes. Borrowings under the credit agreement, the Senior Notes and the 2021 Notes are structurally subordinated to all of the liabilities of our Non-Guarantor Subsidiaries.
The obligations under the credit agreement and the Secured Notes are secured by a first priority lien on (1) substantially all the property and assets (real and personal, tangible and intangible) of SGI and the other guarantors, and (2) 100% of the capital stock (or other equity interests) of the direct domestic subsidiaries of SGC, SGI and the guarantors and 65% of the capital stock (or other equity interests) of the direct foreign subsidiaries of SGC, SGI and the guarantors, in each case, subject to certain customary exceptions.
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
Social gaming unrestricted subsidiary designation
In order to provide flexibility for potential future growth opportunities with respect to our SciPlay business, we have designated certain of our direct and indirect subsidiaries, which hold substantially all of the assets of, and operate, our SciPlay business, as “Unrestricted Subsidiaries” under our credit agreement and the indentures governing the Senior Notes and the 2021 Notes. As a result of such designations, the SciPlay subsidiaries are not guarantors under our credit agreement and indentures and are not obligated to comply with many of the covenants set forth in those agreements and that remain applicable to us and our restricted subsidiaries. In addition, except to the extent of cash distributions from the SciPlay subsidiaries to us or our restricted subsidiaries, the assets, liabilities and financial results of the SciPlay subsidiaries will be excluded from the calculation of the applicable financial metrics required by these agreements, including our credit agreement’s maintenance covenant, which is based on our consolidated net first lien leverage. Following these designations, the SciPlay subsidiaries remain our direct and indirect subsidiaries.
Restrictive covenants
Our only financial maintenance covenant is contained in our credit agreement. This covenant is tested at the end of each fiscal quarter and requires us to not exceed a maximum consolidated net first lien leverage ratio of 5.00x Consolidated

EBITDA (as defined in the credit agreement) for the quarter ended December 31, 2019. This ratio will step down to 4.75x beginning with the fiscal quarter ended December 31, 2020 and to 4.50x beginning with the fiscal quarter ended December 31, 2021.
The SciPlay Revolver requires that SciPlay maintain a maximum total net leverage ratio not to exceed 2.50x and maintain a minimum fixed charge coverage ratio of no less than 4.00x.
The credit agreement and the indentures governing the Senior Notes and the 2021 Notes also contain certain covenants that, among other things and subject to certain exceptions, limit SGC’s and its restricted subsidiaries’ (including SGI) ability to incur additional indebtedness or guarantees, pay dividends or make distributions or certain other restricted payments, purchase or redeem capital stock, prepay junior indebtedness or modify certain debt instruments, make investments or extend credit, engage in certain transactions with affiliates, engage in sale-leaseback transactions, consummate certain assets sales, effect a consolidation or merger, sell, transfer, lease or otherwise dispose of assets, create certain liens and other encumbrances on assets, enter into arrangements that restrict the ability to pay dividends or change fiscal years. These agreements also contain events of default customary for agreements of their type (with customary grace periods, as applicable). Failure to comply with any of the covenants in these agreements could result in a default under these agreements and under other agreements containing cross-default provisions. Such a default would permit lenders to accelerate the maturity of the debt under these agreements and other agreements containing cross-default provisions and, in the case of the credit agreement and the indentures governing the Secured Notes, to foreclose upon any collateral securing such debt.
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
We were in compliance with the financial covenants under our debt agreements as of December 31, 2019.

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
Derivative Financial Instruments

As of December 31, 2019, we held the following derivative instruments that were accounted for pursuant to ASC 815:
Interest Rate Swap Contracts
We currently use interest rate swap contracts as described below to manage exposure to interest rate fluctuations by reducing the uncertainty of future cash flows on our variable rate debt.
In February 2018, we entered into interest rate swap contracts to hedge a portion of our interest expense associated with our variable rate debt to effectively fix the interest rate that we pay. These interest rate swap contracts are designated as cash flow hedges under ASC 815. We pay interest at a weighted-average fixed rate of 2.4418% and receive interest at a variable rate equal to one-month LIBOR. The total notional amount of interest rate swaps outstanding was $800 million as of December 31, 2019. These hedges mature in February 2022.
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
The following table shows the gains (losses) and interest expense on our interest rate swap contracts:

	Year Ended December 31,
	2019	2018	2017
Losses recorded in accumulated other comprehensive loss, net of tax	$(11)	$—	$(4)
Interest expense recorded related to interest rate swap contracts	1	3	7

We do not expect to reclassify material amounts from Accumulated other comprehensive loss to interest expense in the next twelve months.
The following table shows the effect of interest rate swap contracts designated as cash flow hedges on the consolidated statements of operations:

	Year Ended December 31, 2019	Year Ended December 31, 2018
	Interest expense	Interest expense
Total interest expense which reflects the effects of cash flow hedges	$(589)	$(597)
Hedged item	(20)	(17)
Derivative designated as hedging instrument	19	14

Cross-Currency Interest Rate Swaps
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
The following table shows the fair value of our hedges:

	Balance Sheet Line Item	December 31, 2019	December 31, 2018
Interest rate swaps(1)(3)	Other liabilities	$16	$—
Cross-currency interest rate swaps(2)(3)	Other assets	41	18
(1) The loss of $16 million for the year ended December 31, 2019 and none for 2018 and 2017 are reflected in Derivative financial instrument unrealized (loss) gain in Other comprehensive loss.
(2) The gain of $23 million, $18 million and $0 million for the years ended December 31, 2019, 2018 and 2017, respectively, is reflected in Foreign currency translation gain (loss) in Other comprehensive loss.
(3) The inputs used to measure the fair value of our interest rate swap contracts are categorized as Level 2 in the fair value hierarchy.

Net Investment Non-derivative Hedge - 2026 Secured Euro Notes

For the fourth quarter of 2019, we designated $169 million of our 2026 Secured Euro Notes as a net investment non-derivative hedge of our investments in certain of our international subsidiaries that use the Euro as their functional currency in order to reduce the volatility in our results caused by the changes in foreign currency exchange rates of the Euro relative to the U.S. Dollar.
We use the spot method to measure the effectiveness of our net investment non-derivative hedge. Under this method, for each reporting period, the change in the hedged portion of the carrying value of the 2026 Secured Euro Notes due to remeasurement is reported in foreign currency translation gain (loss) in Other comprehensive income (loss), and the remaining remeasurement change is recognized in Loss on remeasurement of debt in our consolidated statements of operations. We evaluate the effectiveness of our net investment non-derivative hedge at the beginning of each quarter and the inputs used to measure the fair value of this non-derivative hedge are categorized as Level 2 in the fair value hierarchy.
Contingent Acquisition Consideration Liabilities
In connection with our 2017 and 2018 acquisitions, we have recorded certain contingent acquisition consideration liabilities, of which the values are primarily based on reaching certain earnings-based metrics, with a maximum payout of $14 million as of December 31, 2019. The related liabilities were recorded at fair value on the acquisition date as part of the consideration transferred and are remeasured each reporting period. The inputs used to measure the fair value of our liabilities are categorized as Level 3 in the fair value hierarchy.
We remeasured contingent acquisition consideration at each reporting period. These remeasurements included increases to the projected earnings-based measures and also the probability of achievement (categorized as Level 3 in the fair value hierarchy as established by ASC 820), which resulted in increases to the calculated fair value of contingent acquisition consideration by $2 million, $29 million and $0 million for the years ended December 31, 2019, 2018 and 2017, respectively. These changes were recorded in Restructuring and other. Contingent acquisition consideration liabilities as of December 31, 2019 are $14 million of which $7 million is included in Accrued liabilities with the remainder included in Other long-term liabilities. Contingent acquisition consideration liabilities as of December 31, 2018 were $45 million of which $22 million was included in Accrued liabilities with the remainder included in Other long-term liabilities.
(17) Stockholders’ Deficit
The following reflects total stock-based compensation expense recognized under all programs:

	Year Ended
	December 31,
	2019	2018	2017
Related to SGC stock options	$5	$12	$4
Related to SGC RSUs	23	32	23
Related to SciPlay RSUs	9	—	—
Total	$37	$44	$27
The following table sets forth the change in the number of shares of common stock outstanding during the fiscal years ended December 31, 2019 and 2018:

	December 31,
	2019	2018
Shares outstanding as of beginning of period	92	90
Shares issued as part of equity-based compensation plans and the ESPP, net of shares surrendered	2	2
Shares outstanding as of end of period	94	92

Series A Junior Participating Preferred Stock and Rights Agreement

On June 19, 2017, the Board of Directors of SGC approved, and SGC entered into, a rights agreement between SGC and American Stock Transfer & Trust Company, LLC (the “Rights Agreement”). Concurrently, the Board of Directors of SGC adopted a resolution reserving for issuance a series of 20,000 shares of preferred stock. On January 10, 2018, the Rights Agreement was amended and restated to account for the Reincorporation Merger (the “Amended and Restated Rights Agreement”). In connection with the Amended and Restated Rights Agreement, the preferred stock was designated as Series A

Junior Participating Preferred Stock, par value $.001 per share, upon the exercise of rights under the Amended and Restated Rights Agreement. The Amended and Restated Rights Agreement provides for a dividend of one preferred share purchase right (“Right”) for each share of common stock of SGC. Each Right entitles the holder to purchase one ten-thousandth of a share of Series A Junior Preferred Stock for a purchase price of $109.00, subject to adjustment as provided in the Amended and Restated Rights Agreement. As of December 31, 2019, none of these shares were outstanding and no Rights were exercised.

Scientific Games Stock-Based and Other Incentive Compensation
Pursuant to our incentive stock plans we offer stock-based compensation in the form of stock options and RSUs to employees and our non-employee directors. The terms of such stock option and RSU awards, including the vesting schedule of such awards, are determined at our discretion subject to the terms of the applicable equity-based compensation plan. Commencing on January 1, 2017, we also offer an ESPP. Our ESPP allows for a total of up to 2 million shares of common stock to be purchased by eligible employees under offerings made each January 1 and July 1. Employees participate through payroll deductions up to a maximum of 15% of eligible compensation. The term of each offering period is six months and shares are purchased on the last day of the offering period at a 15% discount to the stock’s market value. For offering periods in 2019 and 2018, we issued a total of 100 thousand and 83 thousand shares of common stock at an average price of $19.32 per share and $22.79 per share, respectively.
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
As of December 31, 2019, we had approximately 23 million shares of common stock authorized for awards under the 2003 Incentive Compensation Plan, as amended and restated (the “2003 Plan”) (plus available shares from a pre-existing equity-based compensation plan). As of December 31, 2019, we had approximately 5 million shares reserved under the 2003 Plan for future grants of equity awards and less than 0.1 million shares available under a pre-existing plan. As of December 31, 2019, we also had outstanding stock options and RSUs granted as part of inducement awards that were not approved by our stockholders, as permitted by applicable stock exchange rules.
Stock Options
During 2019, we issued 1 million stock options with a weighted average exercise price of $22.25 and a total grant date fair value of $7 million. At December 31, 2019, we had $10 million of unrecognized stock-based compensation expense relating to approximately 1 million unvested stock options that will be amortized over a weighted-average period of approximately two years and have an average remaining contract term of 8.4 years with a weighted average exercise price of $23.22. During the year ended December 31, 2019, we received $12 million in cash from the exercise of stock options.
Restricted Stock Units
A summary of the changes in RSUs outstanding under our equity-based compensation plans during 2019 is presented below:

	Number of Restricted Stock Units	Weighted Average Grant Date Fair Value
Unvested RSUs as of December 31, 2018	2.6	$25.37
Granted	1.5	$21.78
Vested	(1.0)	$19.17
Cancelled	(0.2)	$32.26
Unvested RSUs as of December 31, 2019	2.9	$24.80

The weighted-average grant date fair value of RSUs granted during 2019 and 2018 was $21.78 and $47.17, respectively. The fair value of each RSU grant is based on the market value of our common stock at the time of grant. At December 31, 2019, we had $44 million of unrecognized stock-based compensation expense relating to unvested RSUs that will be amortized over a weighted-average period of approximately two years. The fair value at vesting date of RSUs vested during the years ended December 31, 2019, 2018 and 2017 was $22.0 million, $88.0 million and $47.0 million, respectively.
SciPlay Stock-Based Compensation
During the second quarter of 2019, SciPlay adopted the SciPlay Long-Term Incentive Plan (“SciPlay LTIP”). The SciPlay LTIP authorizes the issuance of up to 6.5 million shares of SciPlay’s Class A common stock to be granted in connection with awards of incentive and nonqualified stock options, restricted stock, RSUs, stock appreciation rights and performance-based awards. As of December 31, 2019, there were a total of 4.1 million time-based and performance-based SciPlay RSUs outstanding with an average grant price of $15.54 per share of SciPlay Class A common stock. As of December 31, 2019, we had $13 million in unrecognized stock-based compensation expense that is expected to be recognized over a weighted-average expected vesting period of 1.4 years.

(18) Pension and Other Post-Retirement benefits
We have defined benefit pension plans for our U.K.-based union employees (the “U.K. Plan”) and certain Canadian-based employees (the “Canadian Plan”). Collectively these two plans are referred to as the “Pension Plans”. Retirement benefits under the U.K. Plan are generally based on an employee’s average compensation over the two years preceding retirement. Retirement benefits under the Canadian Plan are generally based on the number of years of credited service. Our policy is to fund the minimum contributions permissible by the applicable authorities. We estimate that $7 million will be contributed to the Pension Plans in fiscal year 2020.
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
The following table sets forth the combined funded status of the Pension Plans and their reconciliation to the related amounts recognized in our Consolidated Financial Statements at our December 31, 2019 and 2018 measurement dates:

	December 31,
	2019	2018
Change in benefit obligation:
Benefit obligation at beginning of year	$125	$134
Service cost	2	3
Interest cost	4	4
Participant contributions	1	1
Actuarial loss (gain)	21	(7)
Benefits paid	(3)	(4)
Other, principally foreign exchange	4	(6)
Benefit obligation at end of year	$154	$125
Change in plan assets:
Fair value of plan assets at beginning of year	$107	$116
Actual gain (loss) on plan assets	18	(4)
Employer contributions	4	3
Participant contributions	1	1
Benefits paid	(3)	(4)
Other, principally foreign exchange	2	(5)
Fair value of assets at end of year	$129	$107
Amounts recognized in the consolidated balance sheets:
Funded status (current)	$—	$—
Funded status (non-current)	(25)	(18)
Accumulated other comprehensive loss:
Unrecognized actuarial loss	34	25
Unrecognized prior service cost	—	—
Deferred taxes	(1)	(5)
Net amount recognized	$8	$2

The following table presents the components of our net periodic pension benefit cost:

	Year Ended December 31,
	2019	2018	2017
Components of net periodic pension benefit cost:
Service cost	$2	$3	$3
Interest cost	4	4	4
Expected return on plan assets	(5)	(6)	(6)
Amortization of actuarial losses	1	1	1
Net periodic cost	$2	$2	$2

The accumulated benefit obligation for the Pension Plans was $154 million and $125 million as of December 31, 2019 and 2018, respectively. The underfunded status of the Pension Plans recorded as a long-term liability in our Consolidated Balance Sheets as of December 31, 2019 and 2018 was $25 million and $18 million, respectively.
The amounts included in accumulated other comprehensive loss as of December 31, 2019 are expected to be recognized as components of net periodic pension benefit cost during the fiscal year ending December 31, 2020 are presented below:

Unrecognized loss	$2
Unrecognized prior service cost	(1)
Net amount expected to be recognized	$1

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
The current strategy in the U.K. Plan is to hold approximately 26% in a global return fund, approximately 7.3% in U.K. equities, approximately 6.5% in real estate, approximately 30% in non-U.K. equities, approximately 19% in Liability Driven Investments (LDI) and approximately 11% in corporate bonds. The current strategy in the Canadian Plan is to hold approximately 22% in Canadian equities, approximately 41% in non-Canadian equities and approximately 37% in bonds and other.
The fair value of the plan assets for the Pension Plans at December 31, 2019 by asset category is presented below:

Asset Category	Market Value at 12/31/2019	Quoted Prices in Active Markets for Identical Assets (Level 1)	Significant Observable Inputs (Level 2)	Significant Unobservable Inputs (Level 3)
Equity securities(a)	$62	$35	$27	$—
Global return fund(a)	19	—	19	—
Corporate bonds(a)	13	—	13	—
Government bonds	12	—	12	—
Real estate	5	—	—	5
LDI (Liability Driven Investment)	14	—	14	—
Cash and cash equivalents(b)	4	4	—	—
Total pension assets	$129	$39	$85	$5

(a) The assets are invested through managed funds that are valued using inputs derived principally from quoted prices in active markets for the underlying assets in the fund.
(b) The carrying value of cash and cash equivalents approximates fair value because of the short-term maturity of these instruments.

The fair value of the plan assets for both of the Pension Plans at December 31, 2018 by asset category is presented below:

Asset Category	Market Value at 12/31/2018	Quoted Prices in Active Markets for Identical Assets (Level 1)	Significant Observable Inputs (Level 2)	Significant Unobservable Inputs (Level 3)
Equity securities(a)	$52	$30	$22	$—
Global return fund(a)	14	—	14	—
Corporate bonds(a)	14	—	14	—
Government bonds	11	—	11	—
Real estate	4	—	—	4
LDI (Liability Driven Investment)	11	—	11	—
Cash and cash equivalents(b)	1	1	—	—
Total pension assets	$107	$31	$72	$4

(a) The assets are invested through managed funds that are valued using inputs derived principally from quoted prices in active markets for the underlying assets in the fund.
(b) The carrying value of cash and cash equivalents approximates fair value because of the short-term maturity of these instruments.

The change in fair value of the Pension Plan assets valued using significant unobservable inputs (Level 3) is presented below:

	2019	2018
Significant unobservable inputs (Level 3), beginning of period	$4	$4
Unrealized gain (loss) on asset still held	1	—
Significant unobservable inputs (Level 3), end of period	$5	$4

The table below presents the weighted-average actuarial assumptions used to determine the benefit obligation and net periodic benefit cost for the Pension Plans.

	U.K. Plan			Canadian Plan
	2019	2018	2017	2019	2018	2017
Discount rates:
Benefit obligation	2.0%	2.9%	2.6%	3.1%	3.9%	4.0%
Net periodic pension cost	2.0%	2.6%	2.8%	3.9%	3.6%	3.6%
Rate of compensation increase	1.0%	1.0%	1.0%	3.0%	1.0%	3.0%
Expected return on assets	5.1%	5.0%	4.8%	5.5%	5.7%	6.0%

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
We expect benefit payments between $4 million and $5 million annually, which reflect expected future service, for each of the next five years. Additionally, we expect benefit payments of $30 million for benefit payments during the five years from 2025 to 2029.

U.S. plan
We have a 401(k) plan for U.S.-based employees. Those employees who participate in our 401(k) plan are eligible to receive matching contributions from us for the first 6% of participant contributions (as defined in the plan document). Contribution expense for the years ended December 31, 2019, 2018 and 2017 amounted to $11 million, $12 million and $11 million, respectively.

(19) Accumulated Other Comprehensive Loss
The accumulated balances for each classification of other comprehensive (loss) income are presented below:

	Foreign Currency Items	Derivative Financial Instruments(1)	Unrecognized pension benefit costs, net of taxes(2)	Accumulated Other Comprehensive Loss
Balance at January 1, 2017	$(310)	$(4)	$(20)	$(334)
Change during period	127	(3)	2	126
Reclassified into operations	—	7	1	8
Balance at December 31, 2017	$(183)	$—	$(17)	$(200)
Change during period	(99)	—	(2)	(101)
Reclassified into operations	—	—	1	1
Balance at December 31, 2018	$(282)	$—	$(18)	$(300)
Change during period	26	(11)	(8)	7
Reclassified into operations	—	—	1	1
Balance at December 31, 2019	$(256)	$(11)	$(25)	$(292)

(1) The change during the period is net of income taxes of $4 million, $0 million and $(3) million in 2019, 2018 and 2017, respectively.
(2) The change during the period is net of income taxes of $1 million, $1 million and $(1) million in 2019, 2018 and 2017, respectively.

(20) Income Taxes
Income taxes are determined using the liability method of accounting for income taxes, under which deferred tax assets (“DTAs”) and deferred tax liabilities (“DTLs”) are recognized for the expected future tax consequences of temporary differences between the financial reporting and tax basis of assets and liabilities. If, based upon all available evidence, both positive and negative, it is more likely than not that such DTAs will not be realized, a valuation allowance is recorded.
Management assessed the available positive and negative evidence to estimate whether sufficient future taxable income will be generated to permit use of existing DTAs in each taxpaying jurisdiction. A significant piece of objective negative evidence evaluated was the cumulative loss incurred over the three-year period ended December 31, 2019. Such strong objective evidence puts less emphasis on other subjective evidence, such as our projections for future growth. On the basis of this evaluation, as of December 31, 2019, a valuation allowance of $209 million has been recorded to recognize only the portion of the DTAs that are more likely than not to be realized; however, the amount of the DTAs considered realizable could be adjusted if estimates of future taxable income during the carryforward period change or if objective negative evidence in the form of cumulative losses is no longer present and additional weight is given to subjective evidence such as projections for future growth.
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
The components of net loss from continuing operations before income taxes are as follows:

	Year Ended December 31,
	2019	2018	2017
United States	$(158)	$(356)	$(336)
Foreign	50	17	109
Net loss before income tax (benefit) expense	$(108)	$(339)	$(227)

The components of income tax expense (benefit) are as follows:

	Year Ended December 31,
	2019	2018	2017
Current
U.S. Federal	$(5)	$19	$5
U.S. State	1	4	(4)
Foreign	32	22	25
Total	28	45	26
Deferred
U.S. Federal	(3)	(10)	(6)
U.S. State	(3)	(7)	3
Foreign	(12)	(15)	(8)
Total	(18)	(32)	(11)
Total income tax expense	$10	$13	$15

The reconciliation of the U.S. federal statutory tax rate to the actual tax rate is as follows:

	Year Ended December 31,
	2019	2018	2017
Statutory U.S. federal income tax rate	21.0%	21.0%	35.0%
Foreign earnings at rates different than U.S. federal rate	(3.7)%	(1.5)%	(5.7)%
Valuation allowance adjustments	(31.0)%	(16.8)%	(40.8)%
Impact of U.S. Tax Reform	—%	(3.1)%	4.3%
Permanent Items	(3.6)%	(2.5)%	(1.0)%
Reduction of UTBs	6.2%	—%	—%
Other	1.9%	(1.0)%	1.8%
Effective income tax rate	(9.2)%	(3.9)%	(6.4)%

Our 2019 and 2018 effective tax rates were impacted by changes in global valuation allowances totaling $36 million and $93 million, respectively, against net DTAs in various jurisdictions. Additionally, our 2019 effective rate was impacted by a decrease in the UTBs of $7 million due to settlements and statute closures.

Deferred income taxes reflect the net tax effects of temporary differences between the carrying values of assets and liabilities for financial reporting purposes and the amounts used for income tax purposes. The deferred income tax balances are established using the enacted statutory tax rates and are adjusted for changes in such rates in the period of change.

	December 31,
	2019	2018
Deferred tax assets:
Reserves and other accrued expenses	$78	$37
Net operating loss carry forwards	296	436
Tax credit carry forwards	40	29
Interest limitation carryforwards	157	106
Differences in financial reporting and tax basis for:
Other	51	64
Valuation allowance	(209)	(245)
Realizable deferred tax assets	413	427

Deferred tax liabilities:
Deferred costs and prepaid expenses	(12)	(45)
Differences in financial reporting and tax basis for:
Identifiable intangible assets	(312)	(383)
Property and equipment	(47)	(62)
Other	(13)	(15)
Total deferred tax liabilities	(384)	(505)
Net deferred tax liability on balance sheet	$29	$(78)

At December 31, 2019, we had the following NOL, interest limitation, R&D credit, and state tax credit carry forwards:

	December 31, 2019
	Federal	State	Foreign
NOL carry forwards	$960	$1,196	$181
Interest limitation carry forwards	614	317	28
R&D and state credit carry forwards	40	2	—

The Federal tax loss carryforwards will expire through 2037. The state and foreign NOL carryforwards can be carried forward for periods that vary from five years to indefinitely. R&D tax credit carryforwards will expire through 2039, and state tax credits expire through 2023. The interest limitation carryforwards can be carried forward indefinitely in all jurisdictions in which we have them available.
At December 31, 2019 and 2018, we had the following valuation allowances:

	December 31,
	2019	2018
Federal	$128	$162
State	40	50
Foreign	41	34

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
Unrecognized Tax Benefits
The total amount of unrecognized tax benefits (“UTBs”) as of December 31, 2019 was $28 million. Of this amount, $28 million, if recognized, would be included in our Consolidated Statements of Operations and would impact our effective tax rate. We do not expect any material changes in unrecognized tax benefits before December 31, 2020.
We recognize interest and penalties for unrecognized tax benefits in income tax expense. The amounts recognized for interest and penalties during the years ended December 31, 2019, 2018 and 2017 were not material.
We file income tax returns in the U.S. Federal jurisdiction and various state and foreign jurisdictions. We are generally not subject to examination for periods prior to December 31, 2015; however as we utilize our net operating losses, prior periods can be subject to examination. There are no ongoing material U.S. federal, state, local or non-U.S. examinations by tax authorities.
The Company had the following activity for unrecognized tax benefits:

	Year Ended December 31,
	2019	2018	2017
Balance at beginning of period	$34	$22	$28
Tax positions related to current year additions	1	11	2
Additions for tax positions of prior years	—	2	—
Tax positions related to prior years reductions	—	—	(7)
Reductions due to lapse of statute of limitations on tax positions	(7)	(1)	—
Settlements	—	—	(1)
Balance at end of period	$28	$34	$22

(21) Litigation
We are involved in various legal proceedings, including those discussed below. We record an accrual for legal contingencies when it is both probable that a liability has been incurred and the amount or range of the loss can be reasonably estimated (although, as discussed below, there may be an exposure to loss in excess of the accrued liability). We evaluate our accruals for legal contingencies at least quarterly and, as appropriate, establish new accruals or adjust existing accruals to reflect (1) the facts and circumstances known to us at the time, including information regarding negotiations, settlements, rulings and other relevant events and developments, (2) the advice and analyses of counsel and (3) the assumptions and judgment of management. Legal costs associated with our legal proceedings are expensed as incurred. We had accrued liabilities of $3 million and $4 million for all of our legal matters that were contingencies as of December 31, 2019 and 2018, respectively.
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
Colombia litigation
Our subsidiary, SGI, owned a minority interest in Wintech de Colombia S.A., or Wintech (now liquidated), which formerly operated the Colombian national lottery under a contract with Empresa Colombiana de Recursos para la Salud, S.A. (together with its successors, “Ecosalud”), an agency of the Colombian government. The contract provided for a penalty against Wintech, SGI and the other shareholders of Wintech of up to $5.0 million if certain levels of lottery sales were not achieved. In addition, SGI delivered to Ecosalud a $4.0 million surety bond as a further guarantee of performance under the contract. Wintech started the instant lottery in Colombia but, due to difficulties beyond its control, including, among other factors, social and political unrest in Colombia, frequently interrupted telephone service and power outages, and competition from another lottery being operated in a province of Colombia that we believe was in violation of Wintech’s exclusive license from Ecosalud, the projected sales level was not met for the year ended June 30, 1993.
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
SNAI litigation
On April 16, 2012, certain VLTs operated by SNAI in Italy and supplied by Barcrest Group Limited (“Barcrest”) erroneously printed what appeared to be winning jackpot and other tickets with a face amount in excess of €400.0 million. SNAI has stated, and system data confirms, that no jackpots were actually won on that day. The terminals were deactivated by the Italian regulatory authority. Following the incident, we understand that the Italian regulatory authority revoked the certification of the version of the gaming system that Barcrest provided to SNAI and fined SNAI €1.5 million, but determined to not revoke SNAI’s concession to operate VLTs in Italy.

In October 2012, SNAI filed a lawsuit in the Court of First Instance of Rome in Italy against Barcrest and The Global Draw Limited (“Global Draw”), our subsidiary which acquired Barcrest from IGT‑UK Group Limited, a subsidiary of IGT, claiming liability arising out of the April 2012 incident and asserting claims based on theories of breach of contract and tort. The lawsuit sought to terminate SNAI’s agreement with Barcrest and damages arising from the deactivation of the terminals, including among other things, lost profits, expenses and costs, potential awards to players who have sought to enforce what appeared to be winning jackpot and other tickets, compensation for lost profits sought by managers of the gaming locations where SNAI VLTs supplied by Barcrest were installed, damages to commercial reputation and any future damages arising from SNAI’s potential loss of its concession or inability to obtain a new concession.
In February 2015, we entered into a settlement agreement with SNAI that provides, among other things, for us to make a €25.0 million upfront payment to SNAI, which payment was made in February 2015, and to indemnify SNAI against certain potential future losses. In connection with the settlement, the parties’ pending claims in the Court of First Instance of Rome were dismissed on February 19, 2015. To date, we have paid €9.4 million to SNAI pursuant to our indemnification obligations.
Washington State Matter
On April 17, 2018, a plaintiff filed a putative class action complaint, Fife v. Scientific Games Corp., against SGC in the United States District Court for the Western District of Washington. The plaintiff seeks to represent a putative class of all persons in the State of Washington who purchased and allegedly lost virtual coins playing SGC’s online social casino games, including but not limited to Jackpot Party Casino and Gold Fish Casino. The complaint asserts claims for alleged violations of Washington’s Recovery of Money Lost at Gambling Act, Washington’s consumer protection statute, and for unjust enrichment, and seeks unspecified money damages (including treble damages as appropriate), the award of reasonable attorneys’ fees and costs, pre- and post-judgment interest, and injunctive and/or declaratory relief. On July 2, 2018, SGC filed a motion to dismiss the plaintiff’s complaint with prejudice, which the trial court denied on December 18, 2018. SGC filed its answer to the putative class action complaint on January 18, 2019. We are currently unable to determine the likelihood of an outcome or estimate a range of reasonably possible loss.
Raqqa Matter
On May 4, 2018, plaintiffs Raqqa, Inc. Pittsburg Liquors, Inc., Omdev, Inc., Om Riya, Inc., E and B Liquors, Inc., Michael Cairo, and Jason Van Lente (collectively, “plaintiffs”) filed a putative class action complaint against Northstar Lottery Group LLC (“Northstar”), IGT Global Solutions Corporation, and Scientific Games International, Inc. (collectively, “defendants”), in the United States District Court for the Southern District of Illinois. In their complaint, plaintiffs seek to represent two putative classes of persons: (1) all persons who were or are parties to a contract to sell at retail Illinois Lottery instant game tickets at any time between July 1, 2011 and when Northstar ceased acting as the private manager of the Illinois Lottery; and (2) all natural persons who purchased certain Illinois Lottery instant game tickets between July 1, 2011 and when Northstar ceased acting as the private manager of the Illinois Lottery. The complaint alleges that Northstar discontinued certain Illinois instant-ticket lottery games before all grand prizes were awarded; that Northstar overstated the odds of winning grand prize tickets; and that these alleged actions caused economic harm to lottery players, and to lottery retailers who receive commissions on winning tickets. The complaint asserts claims for alleged tortious interference with contract, alleged tortious interference with prospective economic advantage, alleged violation of Illinois’ Consumer Fraud and Deceptive Business Practices Act, alleged unjust enrichment and alleged civil conspiracy. The complaint seeks unspecified money damages and the award of plaintiffs’ attorneys’ fees and costs. On June 18, 2018, the defendants filed a motion to dismiss the plaintiffs’ complaint with prejudice, which is fully-briefed and pending before the trial court. We are currently unable to determine the likelihood of an outcome or estimate a range of reasonably possible loss.
TCS John Huxley Matter
On March 15, 2019, TCS John Huxley America, Inc., TCS John Huxley Europe Ltd., TCS John Huxley Asia Ltd., and Taiwan Fulgent Enterprise Co., Ltd. brought a civil action in the United States District Court for the Northern District of Illinois against SGC, Bally Technologies, Inc. and SG Gaming. In the complaint, the plaintiffs assert federal antitrust claims arising from the defendants’ procurement of particular U.S. and South African patents. The plaintiffs allege that the defendants used those patents to create an allegedly illegal monopoly in the market for automatic card shufflers sold to regulated casinos in the United States. On April 10, 2019, the defendants filed a motion to dismiss the plaintiffs’ complaint with prejudice. On April 25, 2019, the district court denied the defendants’ motion to dismiss without prejudice pursuant to the court’s local rules, after the plaintiffs advised that they intended to file an amended complaint. The plaintiffs filed their amended complaint on May 3, 2019, and on May 22, 2019, the defendants filed a motion to dismiss the plaintiffs’ amended complaint with prejudice, which is fully briefed and pending before the district court. We are currently unable to determine the likelihood of an outcome or estimate a range of reasonably possible loss.
SciPlay IPO Matter (New York)
On or about October 14, 2019, the Police Retirement System of St. Louis filed a putative class action complaint in New York state court against SciPlay, certain of its executives and directors, and SciPlay’s underwriters with respect to its IPO (the “PRS Action”). The complaint was amended on November 18, 2019. The plaintiff seeks to represent a class of all persons or entities who acquired Class A common stock of SciPlay pursuant and/or traceable to the Registration Statement filed and issued in connection with SciPlay’s IPO on or about May 3, 2019. The complaint asserts claims for alleged violations of Sections 11 and 15 of the Securities Act, 15 U.S.C. § 77, and seeks certification of the putative class; compensatory damages of at least $146 million, and the award of the plaintiff’s and the class’s reasonable costs and expenses incurred in the action.
On or about December 9, 2019, Hongwei Li filed a putative class action complaint in New York state court asserting substantively similar causes of action under the Securities Act of 1933 and substantially similar factual allegations as those alleged in the PRS Action (the “Li Action”). On December 18, 2019, the New York state court entered a stipulated order consolidating the PRS Action and the Li Action into a single lawsuit. On December 23, 2019, we moved to dismiss both complaints.
We are currently unable to determine the likelihood of an outcome or estimate a range of reasonably possible loss, if any. We believe that the claims in the lawsuit are without merit, and intend to vigorously defend against them.
Sylebra Matter
On October 23, 2019, Sylebra Capital Partners Master Fund, Limited and P Sylebra, Limited (together, “Sylebra”) filed a complaint in Delaware Chancery Court against SGC, SG Gaming, and certain of SGC’s current and former executives and directors. The complaint asserts claims for alleged breaches of fiduciary duty and alleged aiding and abetting of such alleged breaches of fiduciary duty; for alleged unjust enrichment; for alleged anticipatory breach of Sylebra’s alleged rights under SGC’s prior Restated Certificate of Incorporation (“prior Charter”) and for alleged breach of that prior Charter; for alleged violations of certain Delaware statutes; and for alleged tortious interference with contract. The complaint seeks injunctive relief, declaratory relief, money damages, and the award of the plaintiffs’ costs and expenses incurred in the action. We are currently unable to determine the likelihood of an outcome or estimate a range of reasonably possible losses, if any. We believe that the claims in the lawsuit are without merit, and intend to vigorously defend against them.
SciPlay IPO Matter (Nevada)
On or about November 4, 2019, plaintiff John Good filed a putative class action complaint in Nevada state court against SciPlay, certain of its executives and directors, SGC, and SciPlay’s underwriters with respect to SciPlay’s IPO. The plaintiff seeks to represent a class of all persons who purchased Class A common stock of SciPlay in or traceable to SciPlay’s IPO that it completed on or about May 7, 2019. The complaint asserts claims for alleged violations of Sections 11 and 15 of the Securities Act, 15 U.S.C. § 77, and seeks certification of the putative class; compensatory damages, and the award of the plaintiff’s and the class’s reasonable costs and expenses incurred in the action. We are currently unable to determine the likelihood of an outcome or estimate a range of reasonably possible losses, if any. We believe that the claims in the lawsuit are without merit, and intend to vigorously defend against them.
(22) Financial Information for Guarantor Subsidiaries and Non-Guarantor Subsidiaries
We conduct substantially all of our business through our U.S. and foreign subsidiaries. As of December 31, 2019, SGI’s obligations under the 2021 Notes, the 2025 Secured Notes, the 2026 Secured Euro Notes, the 2026 Unsecured Euro Notes, the 2026 Unsecured Notes, the 2028 Unsecured Notes, and the 2029 Unsecured Notes were fully and unconditionally and jointly and severally guaranteed by SGC and the Guarantor Subsidiaries other than SGI. We redeemed all of our 2022 Unsecured Notes during the second and fourth quarters of 2019, which were previously issued by SGI and fully and unconditionally and jointly and severally guaranteed by SGC and the Guarantor Subsidiaries other than SGI. The guarantees of our 2022 Unsecured Notes were released in connection with the redemption of the 2022 Unsecured Notes. We redeemed all of our 2020 Notes during the fourth quarter of 2019, which were previously issued by SGI and fully and unconditionally and jointly and severally guaranteed by SGC and the Guarantor Subsidiaries other than SGI. The guarantees of our 2020 Notes were released in connection with the redemption of the 2020 Notes. We redeemed all of the outstanding 2022 Secured Notes during the first quarter of 2018, which were previously issued by SGI and fully and unconditionally and jointly and severally guaranteed by SGC and the Guarantor Subsidiaries other than SGI. The guarantees of our 2022 Secured Notes were released in connection with the redemption of the 2022 Secured Notes. We redeemed all of the outstanding 8.125% senior subordinated notes due 2018 issued by SGC during the first quarter of 2017, which were previously issued by SGC and fully and unconditionally and jointly and severally guaranteed by the Guarantor Subsidiaries. The guarantees of our 2021 Notes, 2025 Secured Notes, 2026 Secured Euro Notes, 2026 Unsecured Euro Notes, 2026 Unsecured Notes, 2028 Unsecured Notes, and 2029 Unsecured Notes will terminate under the following customary circumstances: (1) the sale or disposition of the capital stock of the guarantor (including by consolidation or merger of the guarantor into another person); (2) the liquidation or dissolution of the guarantor; (3) the defeasance or satisfaction and discharge of the notes; (4) the release of the guarantor from any guarantees of indebtedness of SGC and SGI; and (5) the proper designation of the guarantor as an unrestricted subsidiary pursuant to the indenture governing the respective Notes.

Presented below is condensed consolidating financial information for (1) SGC, (2) SGI, (3) the Guarantor Subsidiaries and (4) the Non-Guarantor Subsidiaries as of December 31, 2019 and December 31, 2018 and for the years ended December 31, 2019, 2018 and 2017. The condensed consolidating financial information has been presented to show the nature of assets held, results of operations and cash flows of SGC, SGI, the Guarantor Subsidiaries and the Non-Guarantor Subsidiaries assuming the current guarantee structures of our 2021 Notes, 2025 Secured Notes, 2026 Secured Euro Notes, 2026 Unsecured Euro Notes, 2026 Unsecured Notes, 2028 Unsecured Notes, and 2029 Unsecured Notes were in effect at the beginning of the periods presented.
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

SCIENTIFIC GAMES CORPORATION AND SUBSIDIARIES
SUPPLEMENTAL CONDENSED CONSOLIDATING BALANCE SHEET
As of December 31, 2019

	SGC (Parent)	SGI (Issuer1)	Guarantor Subsidiaries	Non-Guarantor Subsidiaries	Eliminating Entries	Consolidated
Assets
Cash and cash equivalents	$97	$2	$1	$213	$—	$313
Restricted cash	—	1	40	10	—	51
Accounts receivable, net	—	91	221	337	—	649
Notes receivable, net	—	—	94	12	—	106
Inventories	—	53	113	87	(9)	244
Prepaid expenses, deposits and other current assets	9	62	84	97	—	252
Property and equipment, net	31	95	197	209	(32)	500
Operating lease right-of-use, net	1	24	30	50	—	105
Investment in subsidiaries	3,133	1,024	1,153	—	(5,310)	—
Goodwill	—	240	1,897	1,143	—	3,280
Intangible assets, net	31	34	1,087	364	—	1,516
Intercompany balances	—	5,845	—	—	(5,845)	—
Software, net	46	36	94	82	—	258
Other assets(2)	87	411	49	313	(325)	535
Total assets	$3,435	$7,918	$5,060	$2,917	$(11,521)	$7,809
Liabilities and stockholders’ (deficit) equity
Current portion of long-term debt	$—	$42	$2	$1	$—	$45
Other current liabilities	52	190	256	248	(25)	721
Long-term debt, excluding current portion	—	8,673	7	—	—	8,680
Operating lease liabilities	1	19	25	43	—	88
Other long-term liabilities	52	22	547	179	(417)	383
Intercompany balances	5,542	—	3	300	(5,845)	—
Total SGC stockholders’ (deficit) equity	(2,212)	(1,028)	4,220	2,042	(5,234)	(2,212)
Noncontrolling interest	—	—	—	104	—	104
Total liabilities and stockholders’ (deficit) equity	$3,435	$7,918	$5,060	$2,917	$(11,521)	$7,809
(1) Issuer of obligations under the 2020 Notes, which were redeemed in December 2019, the 2021 Notes, the 2022 Unsecured Notes, which were redeemed in April and December 2019, the 2025 Secured Notes, the 2026 Secured Euro Notes and 2026 Unsecured Euro Notes, the 2026 Unsecured Notes, which were issued in March 2019, and the 2028 Unsecured Notes and the 2029 Unsecured Notes, which were issued in November 2019.

(2) Includes $11 million in non-current restricted cash for Guarantor Subsidiaries.

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

(1) Issuer of obligations under the 2020 Notes, which were redeemed in December 2019, the 2021 Notes, the 2022 Secured Notes, which were redeemed in March 2018, the 2022 Unsecured Notes, which were redeemed in April and December 2019, the 2025 Secured Notes, which were issued in October 2017 and February 2018, and the 2026 Secured Euro Notes and 2026 Unsecured Euro Notes, which were issued in February 2018.

(2) Includes $12 million and $1 million in non-current restricted cash for Guarantor Subsidiaries and Non-Guarantor Subsidiaries, respectively.

SCIENTIFIC GAMES CORPORATION AND SUBSIDIARIES
SUPPLEMENTAL CONDENSED CONSOLIDATING STATEMENT OF
OPERATIONS AND COMPREHENSIVE (LOSS) INCOME
Year Ended December 31, 2019

	SGC (Parent)	SGI (Issuer1)	Guarantor Subsidiaries	Non-Guarantor Subsidiaries	Eliminating Entries	Consolidated
Revenue	$—	$590	$1,538	$1,648	$(376)	$3,400
Cost of services, cost of product sales and cost of instant products(2)	—	387	446	776	(325)	1,284
Selling, general and administrative	132	35	223	360	(43)	707
Research and development	—	5	86	97	—	188
Depreciation, amortization and impairments	53	40	392	180	(18)	647
Restructuring and other	4	1	6	17	—	28
Operating (loss) income	(189)	122	385	218	10	546
Interest expense	—	(588)	—	(1)	—	(589)
Loss on debt financing transactions	—	(100)	—	—	—	(100)
Gain on remeasurement of debt	—	9	—	—	—	9
Other income (expense), net	191	586	(660)	(91)	—	26
Net income (loss) before equity in (loss) income of subsidiaries and income taxes	2	29	(275)	126	10	(108)
Equity in (loss) income of subsidiaries	(109)	8	6	—	95	—
Income tax (expense) benefit	(23)	(8)	65	(44)	—	(10)
Net (loss) income	(130)	29	(204)	82	105	(118)
Less: Net income attributable to noncontrolling interest	—	—	—	12	—	12
Net (loss) income attributable to SGC	$(130)	$29	$(204)	$70	$105	$(130)
Net (loss) income	$(130)	$29	$(204)	$82	$105	$(118)
Other comprehensive income (loss)	8	9	(2)	(1)	(6)	8
Total comprehensive (loss) income	(122)	38	(206)	81	99	(110)
Less: comprehensive income attributable to noncontrolling interest	—	—	—	12	—	12
Comprehensive (loss) income attributable to SGC	$(122)	$38	$(206)	$69	$99	$(122)

(1) Issuer of obligations under the 2020 Notes, which were redeemed in December 2019, the 2021 Notes, the 2022 Unsecured Notes, which were redeemed in April and December 2019, the 2025 Secured Notes, the 2026 Secured Euro Notes and 2026 Unsecured Euro Notes, the 2026 Unsecured Notes, which were issued in March 2019, and the 2028 Unsecured Notes and the 2029 Unsecured Notes, which were issued in November 2019.

(2) Excludes D&A.

SCIENTIFIC GAMES CORPORATION AND SUBSIDIARIES
SUPPLEMENTAL CONDENSED CONSOLIDATING STATEMENT OF
OPERATIONS AND COMPREHENSIVE (LOSS) INCOME
Year Ended December 31, 2018

	SGC (Parent)	SGI (Issuer1)	Guarantor Subsidiaries	Non-Guarantor Subsidiaries	Eliminating Entries	Consolidated
Revenue	$—	$547	$1,654	$1,540	$(378)	$3,363
Cost of services, cost of product sales and cost of instant products(2)	—	361	490	721	(317)	1,255
Selling, general and administrative	154	42	227	326	(52)	697
Research and development	—	3	87	112	—	202
Depreciation, amortization and impairments	44	33	440	188	(15)	690
Restructuring and other	195	(1)	9	50	—	253
Operating (loss) income	(393)	109	401	143	6	266
Interest expense	—	(596)	—	(1)	—	(597)
Loss on debt financing transactions	—	(93)	—	—	—	(93)
Gain on remeasurement of debt	—	43	—	—	—	43
Other income (expense), net	336	535	(745)	(84)	—	42
Net (loss) income before equity in (loss) income of subsidiaries and income taxes	(57)	(2)	(344)	58	6	(339)
Equity in (loss) income of subsidiaries	(219)	44	(28)	—	203	—
Income tax (expense) benefit	(76)	—	82	(19)	—	(13)
Net (loss) income	$(352)	$42	$(290)	$39	$209	$(352)
Other comprehensive (loss) income	(100)	30	(66)	(114)	150	(100)
Comprehensive (loss) income	$(452)	$72	$(356)	$(75)	$359	$(452)

(1) Issuer of obligations under the 2020 Notes, which were redeemed in December 2019, the 2021 Notes, the 2022 Secured Notes, which were redeemed in March 2018, the 2022 Unsecured Notes, which were redeemed in April and December 2019, the 2025 Secured Notes, which were issued in October 2017 and February 2018, and the 2026 Secured Euro Notes and 2026 Unsecured Euro Notes, which were issued in February 2018.

(2) Excludes D&A.

SCIENTIFIC GAMES CORPORATION AND SUBSIDIARIES
SUPPLEMENTAL CONDENSED CONSOLIDATING STATEMENT OF
OPERATIONS AND COMPREHENSIVE (LOSS) INCOME
Year Ended December 31, 2017

	SGC (Parent)	SGI (Issuer1)	Guarantor Subsidiaries	Non-Guarantor Subsidiaries	Eliminating Entries	Consolidated
Revenue	$—	$498	$1,684	$1,223	$(321)	$3,084
Cost of services, cost of product sales and cost of instant products(2)	—	342	511	629	(318)	1,164
Selling, general and administrative	127	41	244	250	(49)	613
Research and development	2	7	101	74	—	184
Depreciation, amortization and impairments	72	31	463	128	(11)	683
Restructuring and other	30	5	7	4	—	46
Operating (loss) income	(231)	72	358	138	57	394
Interest expense	(5)	(604)	—	(1)	—	(610)
Loss on debt financing transactions	(1)	(37)	—	—	—	(38)
Other income (expense), net	88	150	(185)	(26)	—	27
Net (loss) income before equity in income of subsidiaries and income taxes	(149)	(419)	173	111	57	(227)
Equity in (loss) income of subsidiaries	(45)	67	22	—	(44)	—
Income tax (expense) benefit	(48)	158	(86)	(39)	—	(15)
Net (loss) income	$(242)	$(194)	$109	$72	$13	$(242)
Other comprehensive income	134	10	66	129	(205)	134
Comprehensive (loss) income	$(108)	$(184)	$175	$201	$(192)	$(108)

(1) Issuer of obligations under the 2020 Notes, which were redeemed in December 2019, the 2021 Notes, the 2022 Secured Notes, which were redeemed in March 2018, the 2022 Unsecured Notes, which were redeemed in April and December 2019, and the 2025 Secured Notes, which were issued in October 2017 and February 2018.

(2) Exclusive of D&A.

SCIENTIFIC GAMES CORPORATION AND SUBSIDIARIES
SUPPLEMENTAL CONDENSED CONSOLIDATING STATEMENT OF CASH FLOWS
Year Ended December 31, 2019

	SGC (Parent)	SGI (Issuer1)	Guarantor Subsidiaries	Non- Guarantor Subsidiaries	Eliminating Entries	Consolidated
Net cash (used in) provided by operating activities	$(57)	$173	$109	$320	$1	$546
Cash flows from investing activities:
Capital expenditures	(22)	(28)	(112)	(123)	—	(285)
Distributions of capital from equity investments	—	—	—	23	—	23
Additions to equity method investments	—	(1)	—	—	—	(1)
Other, principally change in intercompany investing activities	—	289	—	—	(289)	—
Net cash (used in) provided by investing activities	(22)	260	(112)	(100)	(289)	(263)
Cash flows from financing activities:
Payments on long-term debt, net of proceeds	—	(395)	—	(2)	—	(397)
Payments of debt issuance and deferred financing costs	—	(34)	—	(1)	—	(35)
Payments on license obligations	(27)	(1)	(10)	(2)	—	(40)
Sale of future revenue	—	—	11	—	—	11
Net proceeds from the sale of SciPlay common stock	—	—	—	342	—	342
Payments of deferred SciPlay common stock offering costs	—	—	—	(9)	—	(9)
Net redemptions of common stock under stock-based compensation plans and other	7	(2)	(4)	(2)	—	(1)
Other, principally change in intercompany financing activities	122	—	15	(426)	289	—
Net cash provided by (used in) financing activities	102	(432)	12	(100)	289	(129)
Effect of exchange rate changes on cash, cash equivalents and restricted cash	—	—	—	1	—	1
Increase in cash, cash equivalents and restricted cash	23	1	9	121	1	155
Cash, cash equivalents, and restricted cash, beginning of period	74	2	43	102	(1)	220
Cash, cash equivalents and restricted cash, end of period	$97	$3	$52	$223	$—	$375

(1) Issuer of obligations under the 2020 Notes, which were redeemed in December 2019, the 2021 Notes, the 2022 Unsecured Notes, which were redeemed in April and December 2019, the 2025 Secured Notes, the 2026 Secured Euro Notes and 2026 Unsecured Euro Notes, the 2026 Unsecured Notes, which were issued in March 2019, and the 2028 Unsecured Notes and the 2029 Unsecured Notes, which were issued in November 2019.

SCIENTIFIC GAMES CORPORATION AND SUBSIDIARIES
SUPPLEMENTAL CONDENSED CONSOLIDATING STATEMENT OF CASH FLOWS
Year Ended December 31, 2018

	SGC (Parent)	SGI (Issuer1)	Guarantor Subsidiaries	Non- Guarantor Subsidiaries	Eliminating Entries	Consolidated
Net cash (used in) provided by operating activities	$(221)	$18	$206	$341	$2	$346
Cash flows from investing activities:
Capital expenditures	(35)	(63)	(146)	(147)	—	(391)
Acquisitions of businesses and assets, net of cash acquired	—	—	(32)	(265)	—	(297)
Proceeds from asset sales	—	—	40	—	—	40
Acquisitions and additions to equity method investments	—	(2)	—	(178)	—	(180)
Distributions of capital from equity investments	—	—	—	30	—	30
Other, principally change in intercompany investing activities	—	(159)	—	—	159	—
Net cash used in investing activities	(35)	(224)	(138)	(560)	159	(798)
Cash flows from financing activities:
Payments on long-term debt, net of proceeds	—	246	—	(8)	—	238
Payments of assumed NYX debt and other acquisitions debt	—	—	(2)	(288)	—	(290)
Payments of debt issuance and deferred financing costs	—	(38)	—	—	—	(38)
Payments on license obligations	(43)	—	(2)	—	—	(45)
Net redemptions of common stock under stock-based compensation plans and other	(18)	—	(3)	—	—	(21)
Other, principally change in intercompany financing activities	(342)	—	(62)	563	(159)	—
Net cash (used in) provided by financing activities	(403)	208	(69)	267	(159)	(156)
Effect of exchange rate changes on cash, cash equivalents and restricted cash	—	—	—	(6)	—	(6)
(Decrease) increase in cash, cash equivalents and restricted cash	(659)	2	(1)	42	2	(614)
Cash, cash equivalents, and restricted cash, beginning of period	733	—	44	60	(3)	834
Cash, cash equivalents and restricted cash, end of period	$74	$2	$43	$102	$(1)	$220

(1) Issuer of obligations under the 2020 Notes, which were redeemed in December 2019, the 2021 Notes, the 2022 Secured Notes, which were redeemed in March 2018, the 2022 Unsecured Notes, which were redeemed in April and December 2019, the 2025 Secured Notes, which were issued in October 2017 and February 2018, and the 2026 Secured Euro Notes and 2026 Unsecured Euro Notes, which were issued in February 2018.

SCIENTIFIC GAMES CORPORATION AND SUBSIDIARIES
SUPPLEMENTAL CONDENSED CONSOLIDATING STATEMENT OF CASH FLOWS
Year Ended December 31, 2017

	SGC (Parent1)	SGI (Issuer2)	Guarantor Subsidiaries	Non-Guarantor Subsidiaries	Eliminating Entries	Consolidated
Net cash (used in) provided by operating activities	$(41)	$(300)	$567	$283	$(2)	$507
Cash flows from investing activities:
Capital expenditures	(53)	(31)	(129)	(81)	—	(294)
Acquisitions of businesses, net of cash acquired	—	—	(26)	(32)	—	(58)
Acquisitions and additions to equity method investments	—	—	—	(107)	—	(107)
Distributions of capital on equity investments	—	—	—	34	—	34
Changes in other assets and liabilities and other	—	—	8	2	—	10
Other, principally change in intercompany investing activities	—	(569)	—	(120)	689	—
Net cash (used in) provided by investing activities	(53)	(600)	(147)	(304)	689	(415)
Cash flows from financing activities:
Net (payments) proceeds of long-term debt including senior notes and term loans	(250)	958	—	(7)	—	701
Payments of debt issuance and deferred financing costs	—	(59)	—	—	—	(59)
Payments on license obligations	(48)	—	(5)	—	—	(53)
Net redemptions of common stock under stock-based compensation plans and other	(8)	—	(1)	—	—	(9)
Other, principally change in intercompany financing activities	1,100	—	(411)	—	(689)	—
Net cash provided by (used in) financing activities	794	899	(417)	(7)	(689)	580
Effect of exchange rate changes on cash, cash equivalents and restricted cash	—	—	—	5	—	5
Increase (decrease) in cash, cash equivalents and restricted cash	700	(1)	3	(23)	(2)	677
Cash, cash equivalents, and restricted cash, beginning of period	33	1	41	83	(1)	157
Cash, cash equivalents and restricted cash, end of period	$733	$—	$44	$60	$(3)	$834

(1) Issuer of obligations under the 2020 Notes, which were redeemed in December 2019, the 2021 Notes, the 2022 Secured Notes, which were redeemed in March 2018, the 2022 Unsecured Notes, which were redeemed in April and December 2019, and the 2025 Secured Notes, which were issued in October 2017 and February 2018.

(23) Selected Quarterly Financial Data, Unaudited

	Quarter Ended 2019
	March 31 (a)	June 30 (b)	September 30 (c)	December 31 (d)
Total operating revenues	$837	$845	$855	$863
Total cost of revenues(1)	307	321	317	339
Net (loss) income	(24)	(75)	18	(37)
Net (loss) income attributable to SGC	(24)	(77)	14	(43)

Basic and diluted net (loss) income attributable to SGC per share:
Basic net (loss) income per share	$(0.26)	$(0.83)	$0.15	$(0.46)
Diluted net (loss) income per share	$(0.26)	$(0.83)	$0.15	$(0.46)

Weighted average number of shares used in per share calculations:
Basic shares	92	93	93	93
Diluted shares	92	93	94	93
(1) Excludes D&A

(a)	Includes a $5 million gain on remeasurement of debt.

(b)	Includes a loss on debt financing transactions of $60 million in connection with a partial retirement of the 2022 10% Unsecured Notes and a $3 million loss on remeasurement of debt.

(c)	Includes a gain on remeasurement of debt of $19 million.

(d)
Includes a loss on debt financing transactions of $40 million in connection with the retirement of the 2020 Notes and 2022 Unsecured Notes and the November 2019 amendment to our revolver, and a loss on remeasurement of debt of $12 million.

	Quarter Ended 2018
	March 31 (a)	June 30 (b)	September 30 (c)	December 31 (d)
Total operating revenues	$812	$845	$821	$886
Total cost of revenues(1)	297	316	301	341
Net (loss) income	(202)	(6)	(352)	207
Net (loss) income attributable to SGC	(202)	(6)	(352)	207

Basic and diluted net (loss) income per share attributable to SGC:
Basic net (loss) income per share	$(2.24)	$(0.06)	$(3.85)	$2.25
Diluted net (loss) income per share	$(2.24)	$(0.06)	$(3.85)	$2.21

Weighted average number of shares used in per share calculations:
Basic shares	90	91	91	92
Diluted shares	90	91	91	93

(1) Excludes D&A.

(a)	Includes a loss on debt financing transactions of $93 million in connection with the February 2018 Refinancing and $1 million loss on remeasurement of debt.

(b)	Includes a gain on remeasurement of debt of $35 million.

(c)	Includes a loss on remeasurement of debt of $4 million and a $310 million reserve related to the Shuffle Tech matter.

(d)	Includes a gain on remeasurement of debt of $14 million and a $183 million reversal of the Shuffle Tech matter legal reserve as a result of a settlement agreement reached.

SCHEDULE II
SCIENTIFIC GAMES CORPORATION AND SUBSIDIARIES
Valuation and Qualifying Accounts
Year Ended December 31, 2019, 2018 and 2017
(in millions)

Allowance for doubtful accounts	Balance at beginning of period	Additions	Deductions (1)	Balance at end of period
Year Ended December 31, 2019	$40	9	(13)	$36
Year Ended December 31, 2018	$31	9	—	$40
Year Ended December 31, 2017	$28	11	(8)	$31
(1) Amounts written off, net of recovery, and related impact of foreign currency exchange.

Tax-related valuation allowance	Balance at beginning of period	Additions / (deductions)	Balance at end of period
Year Ended December 31, 2019	$245	(36)	$209
Year Ended December 31, 2018	$159	86	$245
Year Ended December 31, 2017	$119	40	$159

(3). Exhibits
EXHIBIT INDEX

Exhibit Number	Description
2.1
Agreement and Plan of Merger, dated as of January 30, 2013, entered into by and among Scientific Games Corporation, Scientific Games International, Inc., SG California Merger Sub, Inc. and WMS Industries Inc. (incorporated by reference to Exhibit 2.1 to Scientific Games Corporation’s Current Report on Form 8-K filed on February 5, 2013).

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

3.1(d)
Certificate of Designation of Series A Junior Participating Preferred Stock of Scientific Games Corporation, filed with the Secretary of State of the State of Nevada on January 10, 2018 (incorporated by reference to Exhibit 3.5 to Scientific Games Corporation’s Current Report on Form 8-K filed on January 10, 2018).

3.2
Amended and Restated Bylaws of Scientific Games Corporation, effective as of January 10, 2018 (incorporated by reference to Exhibit 3.2 to Scientific Games Corporation’s Current Report on Form 8-K filed on January 10, 2018).

4.1
Indenture, dated as of August 20, 2012, among Scientific Games International, Inc., as issuer, Scientific Games Corporation and the other guarantors party thereto and The Bank of Nova Scotia Trust Company of New York, as trustee, relating to the 6.250% Senior Subordinated Notes due 2020 (incorporated by reference to Exhibit 4.1 to Scientific Games Corporation’s Current Report on Form 8-K filed on August 21, 2012).

4.2
Form of 6.250% Senior Subordinated Notes due 2020 (incorporated by reference to Exhibits 4.3(a) and 4.3(b) to Scientific Games Corporation’s Registration Statement on Form S-4 filed on November 8, 2012 and included in Exhibit 4.1 above).

4.3
Supplemental Indenture, dated as of April 16, 2013, by and among Scientific Games International, Inc., as issuer, Scientific Games Corporation, SG California Merger Sub, Inc., Scientific Games New Jersey, LLC and the other guarantors party thereto, and The Bank of Nova Scotia Trust Company of New York, as trustee, relating to the Indenture, dated as of August 20, 2012, among Scientific Games International, Inc., as issuer, Scientific Games Corporation and the other guarantors party thereto and The Bank of Nova Scotia Trust Company of New York, as trustee, relating to the 6.250% Senior Subordinated Notes due 2020 (incorporated by reference to Exhibit 4.5 to Scientific Games Corporation’s Quarterly Report on Form 10-Q for the quarter ended March 31, 2013).

4.4
Supplemental Indenture, dated as of October 18, 2013, by and among Scientific Games International, Inc., as issuer, Scientific Games Corporation, WMS Industries Inc., WMS Gaming Inc., WMS International Holdings Inc., Phantom EFX, LLC, Lenc-Smith Inc., Williams Electronics Games, Inc., WMS Finance Inc., Lenc Software Holdings LLC, Williams Interactive LLC and the other guarantors party thereto, and Deutsche Bank Trust Company Americas, as successor trustee, relating to the Indenture, dated as of August 20, 2012, among Scientific Games International, Inc., as issuer, Scientific Games Corporation and the other guarantors party thereto and The Bank of Nova Scotia Trust Company of New York, as trustee, relating to the 6.250% Senior Subordinated Notes due 2020 (incorporated by reference to Exhibit 4.3 to Scientific Games Corporation’s Current Report on Form 8-K filed on October 18, 2013).

4.5
Supplemental Indenture, dated as of September 15, 2014, by and among Scientific Games International, Inc., as issuer, Scientific Games Corporation, Scientific Games Productions, LLC, Scientific Games Distribution, LLC and the other guarantors party thereto, and Deutsche Bank Trust Company Americas, as successor trustee, relating to the Indenture, dated as of August 20, 2012, among Scientific Games International, Inc., as issuer, Scientific Games Corporation and the other guarantors party thereto and Deutsche Bank Trust Company Americas, as successor trustee, relating to the 6.250% Senior Subordinated Notes due 2020 (incorporated by reference to Exhibit 4.2 to Scientific Games Corporation’s Quarterly Report on Form 10-Q for the quarter ended September 30, 2014).

4.6
Supplemental Indenture, dated as of November 21, 2014, by and among Scientific Games International, Inc., as issuer, Scientific Games Corporation, Bally Technologies, Inc., Casino Electronics, Inc., Alliance Holding Company, Bally Gaming International, Inc., Bally Gaming, Inc., Bally Gaming GP, LLC, Bally Gaming LP, LLC, Bally Properties East, LLC, Bally Properties West, LLC, Compudigm Services, Inc., SHFL Properties, LLC, Sierra Design Group, Arcade Planet, Inc. and the other guarantors party thereto, and Deutsche Bank Trust Company Americas, as successor trustee, relating to the Indenture, dated as of August 20, 2012, among Scientific Games International, Inc., as issuer, Scientific Games Corporation and the other guarantors party thereto and Deutsche Bank Trust Company Americas, as successor trustee, relating to the 6.250% Senior Subordinated Notes due 2020 (incorporated by reference to Exhibit 4.7 to Scientific Games Corporation’s Current Report on Form 8-K filed on November 26, 2014).

4.7
Supplemental Indenture, dated as of October 2, 2015, by and among Scientific Games International, Inc., as issuer, Scientific Games Corporation, Go For A Million Productions, LLC and the other guarantors party thereto, and Deutsche Bank Trust Company Americas, as successor trustee, relating to the Indenture, dated as of August 20, 2012, among Scientific Games International, Inc., as issuer, Scientific Games Corporation and the other guarantors party thereto and Deutsche Bank Trust Company Americas, as successor trustee, relating to the 6.250% Senior Subordinated Notes due 2020 (incorporated by reference to Exhibit 4.2 to Scientific Games Corporation’s Quarterly Report on Form 10-Q for the quarter ended September 30, 2015).

4.8
Supplemental Indenture, dated as of July 14, 2017, by and among Scientific Games International, Inc., as issuer, Scientific Games Corporation, Lapis Software Associates, LLC and the other guarantors party thereto, and Deutsche Bank Trust Company Americas, as successor trustee, relating to the Indenture, dated as of August 20, 2012, among Scientific Games International, Inc., as issuer, Scientific Games Corporation and the other guarantors party thereto and Deutsche Bank Trust Company Americas, as successor trustee, relating to the 6.250% Senior Subordinated Notes due 2020 (incorporated by reference to Exhibit 10.1 to Scientific Games Corporation’s Quarterly Report on Form 10-Q for the quarter ended June 30, 2017).

4.9
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

4.10
Supplemental Indenture, dated as of November 1, 2018, by and among Scientific Games International, Inc., as issuer, Scientific Games Corporation, Don Best Sports Corporation and the other guarantors party thereto, and Deutsche Bank Trust Company Americas, as successor trustee, relating to the Indenture, dated as of August 20, 2012, as amended and supplemented, relating to the 6.250% Senior Subordinated Notes due 2020 (incorporated by reference to Exhibit 4.18 to Scientific Games Corporation’s Annual Report on Form 10-K for the year ended December 31, 2018).

4.11
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

4.14
Supplemental Indenture, dated as of October 2, 2015, among Scientific Games International, Inc., as issuer, Scientific Games Corporation, Go For A Million Productions, LLC and the other guarantors party thereto, and Deutsche Bank Trust Company Americas, as successor trustee, relating to the Indenture, dated as of June 4, 2014, among Scientific Games International, Inc., as issuer, Scientific Games Corporation and the other guarantors party thereto and Deutsche Bank Trust Company Americas, as trustee, relating to the 6.625% Senior Subordinated Notes due 2021 (incorporated by reference to Exhibit 4.3 to Scientific Games Corporation’s Quarterly Report on Form 10-Q for the quarter ended September 30, 2015).

4.15
Supplemental Indenture, dated as of July 14, 2017, by and among Scientific Games International, Inc., as issuer, Scientific Games Corporation, Lapis Software Associates, LLC and the other guarantors party thereto, and Deutsche Bank Trust Company Americas, as successor trustee, relating to the Indenture, dated as of June 4, 2014, among Scientific Games International, Inc., as issuer, Scientific Games Corporation and the other guarantors party thereto and Deutsche Bank Trust Company Americas, as trustee, relating to the 6.625% Senior Subordinated Notes due 2021 (incorporated by reference to Exhibit 10.2 to Scientific Games Corporation’s Quarterly Report on Form 10-Q for the quarter ended June 30, 2017).

4.16
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

4.17
Supplemental Indenture, dated as of November 1, 2018, by and among Scientific Games International, Inc., as issuer, Scientific Games Corporation, Don Best Sports Corporation and the other guarantors party thereto, and Deutsche Bank Trust Company Americas, as trustee, relating to the Indenture, dated as of June 4, 2014, as amended and supplemented, relating to the 6.625% Senior Subordinated Notes due 2021 (incorporated by reference to Exhibit 4.25 to Scientific Games Corporation’s Annual Report on Form 10-K for the year ended December 31, 2018).

4.18
Supplemental Indenture, dated as of January 23, 2020, by and among Scientific Games International, Inc., as issuer, Scientific Games Corporation, NYX Digital Gaming (USA), LLC and the other guarantors party thereto, and Deutsche Bank Trust Company Americas, as trustee, relating to the Indenture, dated as of June 4, 2014, as amended and supplemented, relating to the 6.625% Senior Subordinated Notes due 2021.(†)

4.19
Indenture, dated as of November 21, 2014, between SGMS Escrow Corp., as issuer, and Deutsche Bank Trust Company Americas, as trustee, relating to the 10.000% Senior Unsecured Notes due 2022 (incorporated by reference to Exhibit 4.1 to Scientific Games Corporation's Current Report on Form 8-K filed on November 26, 2014).

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

4.21
Supplemental Indenture, dated as of October 2, 2015, among Scientific Games International, Inc., as issuer, Scientific Games Corporation, Go For A Million Productions, LLC and the other guarantors party thereto, and Deutsche Bank Trust Company Americas, as trustee, relating to the Indenture, dated as of November 21, 2014, between SGMS Escrow Corp., as issuer, and Deutsche Bank Trust Company Americas, as trustee, relating to the 10.000% Senior Unsecured Notes due 2022 (incorporated by reference to Exhibit 4.4 to Scientific Games Corporation’s Quarterly Report on Form 10-Q for the quarter ended September 30, 2015).

4.22
Supplemental Indenture, dated as of July 14, 2017, by and among Scientific Games International, Inc., as issuer, Scientific Games Corporation, Lapis Software Associates, LLC and the other guarantors party thereto, and Deutsche Bank Trust Company Americas, as trustee, relating to the Indenture, dated as of November 21, 2014, between SGMS Escrow Corp., as issuer, and Deutsche Bank Trust Company Americas, as trustee, relating to the 10.000% Senior Unsecured Notes due 2022 (incorporated by reference to Exhibit 10.3 to Scientific Games Corporation’s Quarterly Report on Form 10-Q for the quarter ended June 30, 2017).

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

4.24
Supplemental Indenture, dated as of November 1, 2018, among Scientific Games International, Inc., as issuer, Scientific Games Corporation, Don Best Sports Corporation and the other guarantors party thereto, and Deutsche Bank Trust Company Americas, as trustee, relating to the Indenture, dated as of November 21, 2014, as amended and supplemented, relating to the 10.000% Senior Unsecured Notes due 2022 (incorporated by reference to Exhibit 4.31 to Scientific Games Corporation’s Annual Report on Form 10-K for the year ended December 31, 2018).

4.25
Indenture, dated as of November 21, 2014, between SGMS Escrow Corp., as issuer, and Deutsche Bank Trust Company Americas, as trustee and collateral agent, related to the 7.000% Senior Secured Notes due 2022 (incorporated by reference to Exhibit 4.3 to Scientific Games Corporation’s Current Report on Form 8-K filed on November 26, 2014).

4.26
Supplemental Indenture, dated as of November 21, 2014, among Scientific Games International, Inc., Scientific Games Corporation, and the other guarantors party thereto and Deutsche Bank Trust Company Americas, as trustee, relating to the Indenture dated as of November 21, 2014, between SGMS Escrow Corp., as issuer, and Deutsche Bank Trust Company Americas, as trustee and collateral agent, relating to the 7.000% Senior Secured Notes due 2022 (incorporated by reference to Exhibit 4.4 to Scientific Games Corporation’s Current Report on Form 8-K filed on November 26, 2014).

4.27
Supplemental Indenture, dated as of October 2, 2015, among Scientific Games International, Inc., Scientific Games Corporation, Go For A Million Productions, LLC and the other guarantors party thereto, and Deutsche Bank Trust Company Americas, as trustee, relating to the Indenture, dated as of November 21, 2014, between SGMS Escrow Corp., as issuer, and Deutsche Bank Trust Company Americas, as trustee and collateral agent, relating to the 7.000% Senior Secured Notes due 2022 (incorporated by reference to Exhibit 4.5 to Scientific Games Corporation’s Quarterly Report on Form 10-Q for the quarter ended September 30, 2015).

4.28
Supplemental Indenture, dated as of February 14, 2017, among Scientific Games International, as issuer, Scientific Games Corporation and the other guarantors party thereto and Deutsche Bank Trust Company Americas, as trustee and collateral agent, relating to the Indenture, dated as of November 21, 2014, between SGMS Escrow Corp., as issuer, and Deutsche Bank Trust Company Americas, as trustee and collateral agent, relating to the 7.000% Senior Secured Notes due 2022 (incorporated by reference to Exhibit 4.1 to Scientific Games Corporation’s Current Report on Form 8-K filed on February 14, 2017).

4.29
Supplemental Indenture, dated as of July 14, 2017, by and among Scientific Games International, Inc., as issuer, Scientific Games Corporation, Lapis Software Associates, LLC and the other guarantors party thereto, and Deutsche Bank Trust Company Americas, as trustee, relating to the Indenture, dated as of November 21, 2014, between SGMS Escrow Corp., as issuer, and Deutsche Bank Trust Company Americas, as trustee and collateral agent, relating to the 7.000% Senior Secured Notes due 2022 (incorporated by reference to Exhibit 10.4 to Scientific Games Corporation’s Quarterly Report on Form 10-Q for the quarter ended June 30, 2017).

4.30
Supplemental Indenture, dated as of January 10, 2018, by and among Scientific Games International, Inc., the subsidiary guarantors party thereto, Scientific Games Corporation and Deutsche Bank Trust Company Americas, as trustee, relating to the Indenture, dated as of November 21, 2014, as amended and supplemented, relating to the 7.000% Senior Secured Notes due 2022 (incorporated by reference to Exhibit 4.6 to Scientific Games Corporation’s Current Report on Form 8-K filed on January 10, 2018).

4.31
Amended and Restated Rights Agreement, dated as of January 10, 2018, between Scientific Games Corporation and American Stock Transfer & Trust Company, LLC which includes the Form of Certificate of Designation of Series A Junior Participating Preferred Stock of Scientific Games Corporation as Exhibit A, the Form of Right Certificate as Exhibit B, the Summary of Rights to Purchase Shares of Preferred Stock of Scientific Games Corporation as Exhibit C and a the Form of Consent to Jurisdiction as Exhibit D (incorporated by reference to Exhibit 4.3 to Scientific Games Corporation’s Current Report on Form 8-K filed on January 10, 2018).

4.32
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

4.33
Supplemental Indenture, dated as of February 14, 2018, among Scientific Games International, Inc. as issuer, Scientific Games Corporation and the other guarantors party thereto and Deutsche Bank Trust Company Americas, as trustee and collateral agent, relating to the Indenture, dated as of October 17, 2017, among Scientific Games International, as issuer, Scientific Games Corporation and the other guarantors party thereto, and Deutsche Bank Trust Company Americas, as trustee and collateral agent, relating to the 5.000% Senior Secured Notes due 2025 (incorporated by reference to Exhibit 4.1 to Scientific Games Corporation’s Current Report on Form 8-K filed on February 14, 2018).

4.34
Supplemental Indenture, dated as of November 1, 2018, by and among Scientific Games International, Inc., as issuer, Scientific Games Corporation, Don Best Sports Corporation and the other guarantors party thereto, and Deutsche Bank Trust Company Americas, as trustee and collateral agent, relating to the Indenture, dated as of October 17, 2017, as amended and supplemented, relating to the 5.000% Senior Secured Notes due 2025 (incorporated by reference to Exhibit 4.41 to Scientific Games Corporation’s Annual Report on Form 10-K for the year ended December 31, 2018).

4.35
Supplemental Indenture, dated as of January 23, 2020, by and among Scientific Games International, Inc., as issuer, Scientific Games Corporation, NYX Digital Gaming (USA), LLC and the other guarantors party thereto, and Deutsche Bank Trust Company Americas, as trustee and collateral agent, relating to the Indenture, dated as of October 17, 2017, as amended and supplemented, relating to the 5.000% Senior Secured Notes due 2025.(†)

4.36
Collateral Agreement, dated as of October 17, 2017, among Scientific Games International, Inc., as issuer, Scientific Games Corporation and the other guarantors party thereto and Deutsche Bank Trust Company Americas, as collateral agent (incorporated by reference to Exhibit 4.2 to Scientific Games Corporation's Current Report on Form 8-K filed on October 17, 2017).

4.37
Indenture, dated as of February 14, 2018, among Scientific Games International, Inc., as issuer, Scientific Games Corporation and the other guarantors party thereto, Deutsche Bank Trust Company Americas, as trustee, collateral agent, registrar and transfer agent, and Deutsche Bank AG, London Branch, as paying agent, relating to the 3.375% Senior Secured Notes due 2026 (incorporated by reference to Exhibit 4.2 to Scientific Games Corporation’s Current Report on Form 8-K filed on February 14, 2018).

4.38
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

4.39
Supplemental Indenture, dated as of November 1, 2018, by and among Scientific Games International, Inc., as issuer, Scientific Games Corporation, Don Best Sports Corporation and the other guarantors party thereto, and Deutsche Bank Trust Company Americas, as trustee, collateral agent, registrar and transfer agent, relating to the Indenture, dated as of February 14, 2018, as amended and supplemented, relating to the 3.375% Senior Secured Notes due 2026 (incorporated by reference to Exhibit 4.45 to Scientific Games Corporation’s Annual Report on Form 10-K for the year ended December 31, 2018).

4.40
Supplemental Indenture, dated as of January 23, 2020, by and among Scientific Games International, Inc., as issuer, Scientific Games Corporation, NYX Digital Gaming (USA), LLC and the other guarantors party thereto, and Deutsche Bank Trust Company Americas, as trustee, collateral agent, registrar and transfer agent, relating to the Indenture, dated as of February 14, 2018, as amended and supplemented, relating to the 3.375% Senior Secured Notes due 2026.(†)

4.41
Indenture, dated as of February 14, 2018, among Scientific Games International, Inc., as issuer, Scientific Games Corporation and the other guarantors party thereto, Deutsche Bank Trust Company Americas, as trustee, and Deutsche Bank AG, London Branch, as paying agent, relating to the 5.500% Senior Unsecured Notes due 2026 (incorporated by reference to Exhibit 4.4 to Scientific Games Corporation's Current Report on Form 8-K filed on February 14, 2018).

4.42
Supplemental Indenture, dated as of November 1, 2018, by and among Scientific Games International, Inc., as issuer, Scientific Games Corporation, Don Best Sports Corporation and the other guarantors party thereto, and Deutsche Bank Trust Company Americas, as trustee, registrar and transfer agent, relating to the Indenture, dated as of February 14, 2018, as amended and supplemented, relating to the 5.500% Senior Unsecured Notes due 2026 (incorporated by reference to Exhibit 4.47 to Scientific Games Corporation’s Annual Report on Form 10-K for the year ended December 31, 2018).

4.43
Supplemental Indenture, dated as of January 23, 2020, by and among Scientific Games International, Inc., as issuer, Scientific Games Corporation, NYX Digital Gaming (USA), LLC and the other guarantors party thereto, and Deutsche Bank Trust Company Americas, as trustee, registrar and transfer agent, relating to the Indenture, dated as of February 14, 2018, as amended and supplemented, relating to the 5.500% Senior Unsecured Notes due 2026.(†)

4.44
Indenture, dated as of March 19, 2019, among Scientific Games International, Inc., as issuer, Scientific Games Corporation and the other guarantors party thereto, and Deutsche Bank Trust Company Americas, as trustee, relating to the 8.250% Senior Unsecured Notes due 2026 (incorporated by reference to Exhibit 4.1 to Scientific Games Corporation’s Current Report on Form 8-K filed on March 19, 2019).

4.45
Supplemental Indenture, dated as of January 23, 2020, by and among Scientific Games International, Inc. as issuer, Scientific Games Corporation, NYX Digital Gaming (USA), LLC and the other guarantors party thereto, and Deutsche Bank Trust Company Americas, as trustee, relating to the Indenture, dated as of March 19, 2019, among Scientific Games International, Inc., as issuer, Scientific Games Corporation and the other guarantors party thereto, and Deutsche Bank Trust Company Americas, as trustee, relating to the 8.250% Senior Unsecured Notes due 2026.(†)

4.46
Indenture, dated as of November 26, 2019, among Scientific Games International, Inc., as issuer, Scientific Games Corporation, the other guarantors party thereto and Deutsche Bank Trust Company Americas, as trustee, relating to the 7.000% Senior Unsecured Notes due 2028 (incorporated by reference to Exhibit 4.1 to Scientific Games Corporation’s Current Report on Form 8-K filed on November 26, 2019).

4.47
Supplemental Indenture, dated as of January 23, 2020, by and among Scientific Games International, Inc. as issuer, Scientific Games Corporation, NYX Digital Gaming (USA), LLC and the other guarantors party thereto, and Deutsche Bank Trust Company Americas, as trustee, relating to the Indenture, dated as of November 26, 2019, among Scientific Games International, Inc., as issuer, Scientific Games Corporation, the other guarantors party thereto and Deutsche Bank Trust Company Americas, as trustee, relating to the 7.000% Senior Unsecured Notes due 2028.(†)

4.48
Indenture, dated as of November 26, 2019, among Scientific Games International, Inc., as issuer, Scientific Games Corporation, the other guarantors party thereto and Deutsche Bank Trust Company Americas, as trustee, relating to the 7.250% Senior Unsecured Notes due 2029 (incorporated by reference to Exhibit 4.2 to Scientific Games Corporation’s Current Report on Form 8-K filed on November 26, 2019).

4.49
Supplemental Indenture, dated as of January 23, 2020, by and among Scientific Games International, Inc. as issuer, Scientific Games Corporation, NYX Digital Gaming (USA), LLC and the other guarantors party thereto, and Deutsche Bank Trust Company Americas, as trustee, relating to the Indenture, dated as of November 26, 2019, among Scientific Games International, Inc., as issuer, Scientific Games Corporation, the other guarantors party thereto and Deutsche Bank Trust Company Americas, as trustee, relating to the 7.250% Senior Unsecured Notes due 2029.(†)

4.50	Description of Securities.(†)

10.1
Credit Agreement, dated as of October 18, 2013, among Scientific Games International, Inc., as the borrower, Scientific Games Corporation, the several lenders from time to time parties thereto, Bank of America, N.A., as administrative agent, collateral agent, issuing lender and swingline lender, JPMorgan Chase Bank, N.A., as issuing lender, Bank of America, N.A., Credit Suisse Securities (USA) LLC and UBS Securities LLC, as joint lead arrangers, Bank of America, N.A., Credit Suisse Securities (USA) LLC, UBS Securities LLC, J.P. Morgan Securities LLC, RBS Securities Inc., Deutsche Bank Securities Inc., Goldman Sachs Bank USA and HSBC Securities (USA) Inc., as joint bookrunners, Credit Suisse Securities (USA) LLC and UBS Securities LLC, as co-syndication agents, and J.P. Morgan Securities LLC, The Royal Bank of Scotland plc, Deutsche Bank Securities Inc., Goldman Sachs Bank USA and HSBC Securities (USA) Inc., as co-documentation agents (incorporated by reference to Exhibit 10.1 to Scientific Games Corporation’s Current Report on Form 8-K filed on October 18, 2013).

10.2
Amendment No. 1 , dated as of October 1, 2014, among Scientific Games International, Inc., as the borrower, Scientific Games Corporation, the several banks and other financial institutions or entities from time to time party thereto, and Bank of America, N.A., as administrative agent, collateral agent, issuing lender and swingline lender, which amended and restated the Credit Agreement, dated as of October 18, 2013 among such parties, as set forth in Exhibit A and Exhibit B to such Amendment No. 1. to Credit Agreement (incorporated by reference to Exhibit 10.1 to Scientific Games Corporation’s Current Report on Form 8-K filed on October 7, 2014).

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

10.6
Amendment No. 5, dated as of November 20, 2019, among Scientific Games International, Inc., as the borrower, Scientific Games Corporation, as a guarantor, the several banks and other financial institutions or entities from time to time party thereto and Bank of America, N.A., as administrative agent, collateral agent, issuing lender and swingline lender, which amended and restated the Credit Agreement, dated as of October 18, 2013 (as amended, supplemented, amended and restated or otherwise modified from time to time, including without limitation, by that certain Amendment No. 1, dated as of October 1, 2014, Amendment No. 2, dated as of February 14, 2017, Amendment No. 3, dated as of August 14, 2017, and Amendment No. 4, dated as of February 14, 2018) (incorporated by reference to Exhibit 10.1 to Scientific Games Corporation’s Current Report on Form 8-K filed on November 20, 2019).

10.7
Escrow Credit Agreement, dated as of October 1, 2014, among SGMS Escrow Corp., the several lenders from time to time parties thereto, and Bank of America, N.A., as administrative agent (incorporated by reference to Exhibit 10.2 to Scientific Games Corporation’s Current Report on Form 8-K filed on October 7, 2014).

10.8
Guarantee and Collateral Agreement, dated as of October 18, 2013, by and among Scientific Games Corporation, Scientific Games International, Inc., the guarantor parties named therein and Bank of America, N.A. as collateral agent (incorporated by reference to Exhibit 10.2 to Scientific Games Corporation's Current Report on Form 8-K filed on October 18, 2013).

10.9
Collateral Agreement, dated as of November 21, 2014, among Scientific Games International, Inc., as issuer, Scientific Games Corporation, the subsidiary guarantors party thereto and Deutsche Bank Trust Company Americas, as collateral agent, related to the 7.000% Senior Secured Notes due 2022 (incorporated by reference to Exhibit 10.1 to Scientific Games Corporation’s Current Report on Form 8-K filed on November 26, 2014).

10.10
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

10.11
Stockholders’ Agreement, dated as of September 6, 2000, by and among Scientific Games Corporation, (formerly known as Autotote Corporation), MacAndrews & Forbes Holdings Inc. (formerly known as Mafco Holdings Inc.) (“MacAndrews”) (as successor-in-interest under the agreement to Cirmatica Gaming S.A.), The Oak Fund, Peconic Fund Ltd. Ramius Securities, LLC, and Olivetti International S.A. (incorporated by reference to Exhibit 10.38 to Scientific Games Corporation’s Quarterly Report on Form 10-Q for the quarter ended July 31, 2000).

10.12
Supplemental Stockholders’ Agreement, dated as of June 26, 2002, among Scientific Games Corporation and MacAndrews (as successor-in-interest to Cirmatica Gaming S.A.) (incorporated by reference to Exhibit 4.2 to Scientific Games Corporation’s Quarterly Report on Form 10-Q for the quarter ended June 30, 2002).

10.13
Letter Agreement, dated as of October 10, 2003, by and between Scientific Games Corporation and MacAndrews further supplementing the Stockholders’ Agreement (incorporated by reference to Exhibit 3 to the Schedule 13D jointly filed by MacAndrews and SGMS Acquisition Corporation on November 26, 2003).

10.14
Letter Agreement dated February 15, 2007 between Scientific Games Corporation and MacAndrews (incorporated by reference to Exhibit 10.1 to Scientific Games Corporation’s Current Report on Form 8-K filed on February 16, 2007).

10.15
Share Purchase Agreement, dated as of April 26, 2011, by and among Scientific Games Corporation, Global Draw Limited, IGT-UK Group Limited, Cyberview International, Inc. and International Game Technology (incorporated by reference to Exhibit 10.1 to Scientific Games Corporation’s Quarterly Report on Form 10-Q for the quarter ended June 30, 2011).

10.16
Tax Receivable Agreement, dated May 7, 2019, by and among SciPlay Corporation, SciPlay Parent Company, LLC and each of the Members (as defined therein) from time to time party thereto (incorporated by reference to Exhibit 10.1 to Scientific Games Corporation’s Current Report on Form 8-K filed on May 8, 2019).

10.17
Scientific Games Corporation 2003 Incentive Compensation Plan (Amended and Restated as of June 12, 2019) (incorporated by reference to Exhibit 10.1 to Scientific Games Corporation’s Current Report on Form 8-K filed on June 14, 2019).*

10.18	1995 Equity Incentive Plan, as amended (incorporated by reference to Exhibit 10.14 to Scientific Games Corporation’s Annual Report on Form 10-K for the fiscal year ended October 31, 1997).*

10.19
Scientific Games Corporation Nonqualified Deferred Compensation Plan, as amended and restated (incorporated by reference to Exhibit 10.15 to Scientific Games Corporation's Annual Report on Form 10-K for the year ended December 31, 2014).*

10.20	Asia-Pacific Business Incentive Compensation Program (incorporated by reference to Exhibit 10.4 to Scientific Games Corporation’s Current Report on Form 8-K filed on December 3, 2010).*

10.21
Omnibus Amendment of Compensation and Benefit Plans, effective January 10, 2018, to amend the Plans, as defined therein, to reflect the merger of Scientific Games Corporation, a Delaware corporation (“Parent”) into SG Nevada Merger Company, a Nevada corporation and a wholly owned subsidiary of Parent (incorporated by reference to Exhibit 10.3 to Scientific Games Corporation’s Quarterly Report on Form 10-Q for the quarter ended March 31, 2018).*

10.22
Employment Agreement dated as of August 4, 2016 by and between Scientific Games Corporation and Kevin Sheehan (incorporated by reference to Exhibit 10.1 to Scientific Games Corporation's Quarterly Report on Form 10-Q for the quarter ended September 30, 2016).*

10.23
Form of Inducement Equity Award Agreement between Scientific Games Corporation and Kevin Sheehan (incorporated by reference to Exhibit 4.4 to Scientific Games Corporation’s Registration Statement on Form S-8 filed on September 1, 2016).*

10.24
Form of Inducement Equity Award Agreement between Scientific Games Corporation and Kevin Sheehan (incorporated by reference to Exhibit 4.5 to Scientific Games Corporation’s Registration Statement on Form S-8 filed on September 1, 2016).*

10.25
Agreement and General Release, dated as of June 19, 2018, by and between Scientific Games Corporation and Kevin Sheehan (incorporated by reference to Exhibit 10.5 to Scientific Games Corporation’s Quarterly Report on Form 10-Q for the quarter ended June 30, 2018).*

10.26
Amended and Restated Employment Agreement, dated as of December 15, 2015, by and between Scientific Games Corporation and Michael Quartieri (incorporated by reference to Exhibit 10.47 to Scientific Games Corporation’s Annual Report on Form 10-K for the year ended December 31, 2015).*

10.27
Amendment to Amended and Restated Employment Agreement, dated as of December 17, 2018 (effective as of January 1, 2019), by and between Scientific Games Corporation and Michael Quartieri, which amended Mr. Quartieri’s Amended and Restated Employment Agreement dated as of December 15, 2015 (incorporated by reference to Exhibit 10.25 to Scientific Games Corporation’s Annual Report on Form 10-K for the year ended December 31, 2018).*

10.28
Employment Agreement, dated as of July 14, 2015, by and between Scientific Games Corporation and David W. Smail (incorporated by reference to Exhibit 10.1 to Scientific Games Corporation's Quarterly Report on Form 10-Q for the quarter ended September 30, 2015).*

10.29
Separation and Consultancy Agreement, dated as of September 3, 2018, by and between Scientific Games Corporation and David W. Smail (incorporated by reference to Exhibit 10.1 to Scientific Games Corporation’s Quarterly Report on Form 10-Q for the quarter ended September 30, 2018).*

10.30
Employment Agreement, dated as of December 18, 2012 (effective as of January 1, 2013), by and between Scientific Games International, Inc. and James C. Kennedy (incorporated by reference to Exhibit 10.20 to Scientific Games Corporation’s Annual Report on Form 10-K for the year ended December 31, 2014).*

10.31
Amendment to Employment Agreement dated as of January 14, 2016 by and between Scientific Games International, Inc. and James C. Kennedy, which amended Mr. Kennedy’s Employment Agreement dated as of December 18, 2012 (incorporated by reference to Exhibit 10.48 to Scientific Games Corporation’s Annual Report on Form 10-K for the year ended December 31, 2015).*

10.32
Amendment No. 2 to Employment Agreement, dated as of December 16, 2018 (effective as of January 1, 2019), by and between Scientific Games International, Inc. and James C. Kennedy, which amended Mr. Kennedy’s Employment Agreement dated as of December 18, 2012, as amended by that Amendment to Employment Agreement dated as of January 14, 2016 (incorporated by reference to Exhibit 10.30 to Scientific Games Corporation’s Annual Report on Form 10-K for the year ended December 31, 2018).*

10.33
Amended and Restated Employment Agreement, dated as of May 14, 2018, by and between Scientific Games Corporation and Derik Mooberry (incorporated by reference to Exhibit 10.4 to Scientific Games Corporation’s Quarterly Report on Form 10-Q for the quarter ended June 30, 2018).*

10.34
Amendment to Amended and Restated Employment Agreement, dated as of May 28, 2019, by and between Scientific Games Corporation and Derik Mooberry (incorporated by reference to Exhibit 10.5 to Scientific Games Corporation’s Quarterly Report on Form 10-Q for the quarter ended June 30, 2019).*

10.35
Employment Agreement dated as of December 8, 2014 between Scientific Games Corporation and Richard Haddrill (incorporated by reference to Exhibit 10.29 to Scientific Games Corporation's Annual Report on Form 10-K for the year ended December 31, 2014).*

10.36
Letter Agreement, dated as of October 29, 2015, by and between Scientific Games Corporation and Richard Haddrill, which amended Mr. Haddrill's Employment Agreement dated as of December 8, 2014 (incorporated by reference to Exhibit 10.2 to Scientific Games Corporation's Quarterly Report on Form 10-Q for the quarter ended September 30, 2015).*

10.37
Consulting Agreement, dated as of February 26, 2018, by and between Scientific Games Corporation and Richard Haddrill (incorporated by reference to Exhibit 10.2 to Scientific Games Corporation’s Quarterly Report on Form 10-Q for the quarter ended March 31, 2018).*

10.38
Amendment to Consulting Agreement, dated as of January 11, 2019 (effective as of January 1, 2019), by and between Scientific Games Corporation and Richard Haddrill (incorporated by reference to Exhibit 10.48 to Scientific Games Corporation’s Annual Report on Form 10-K for the year ended December 31, 2018).*

10.39
Second Amendment to Consulting Agreement, dated as of April 29, 2019, by and between Scientific Games Corporation and Richard Haddrill (incorporated by reference to Exhibit 10.4 to Scientific Games Corporation’s Quarterly Report on Form 10-Q for the quarter ended March 31, 2019).*

10.40	Scientific Games Corporation 2016 Employee Stock Purchase Plan (incorporated by reference to Appendix A to Scientific Games Corporation’s Proxy Statement on Schedule 14A filed on April 29, 2016).*

10.41
Amended and Restated Employment Agreement dated as of February 27, 2017 by and between Scientific Games Corporation and Michael Winterscheidt (incorporated by reference to Exhibit 10.3 to Scientific Games Corporation's Quarterly Report on Form 10-Q for the quarter ended March 31, 2017).*

10.42
Amendment to Employment Agreement, dated as of February 21, 2019 (effective as of February 25, 2019), by and between Scientific Games Corporation and Michael Winterscheidt (incorporated by reference to Exhibit 10.56 to Scientific Games Corporation’s Annual Report on Form 10-K for the year ended December 31, 2018).*

10.43
Letter Agreement, dated February 21, 2018, by and between Scientific Games Corporation and Stephen Richardson (incorporated by reference to Exhibit 10.5 to Scientific Games Corporation’s Quarterly Report on Form 10-Q for the quarter ended March 31, 2018).*

10.44
Employment Agreement, dated as of May 4, 2018, by and between Scientific Games Corporation and Barry Cottle (incorporated by reference to Exhibit 10.2 to Scientific Games Corporation’s Quarterly Report on Form 10-Q for the quarter ended June 30, 2018).*

10.45
Amendment to Employment Agreement, dated as of May 7, 2019, by and between Scientific Games Corporation and Barry L. Cottle (incorporated by reference to Exhibit 10.2 to Scientific Games Corporation’s Current Report on Form 8-K filed on May 8, 2019).*

10.46
Social Award Agreement, dated as of May 7, 2019, by and between SciPlay Corporation and Barry L. Cottle (incorporated by reference to Exhibit 10.3 to Scientific Games Corporation’s Current Report on Form 8-K filed on May 8, 2019).*

10.47
Employment Agreement, dated as of May 14, 2018, by and between Scientific Games Corporation and Doug Albregts (incorporated by reference to Exhibit 10.3 to Scientific Games Corporation’s Quarterly Report on Form 10-Q for the quarter ended June 30, 2018).*

10.48
Employment Agreement, dated as of September 4, 2018, by and between Scientific Games Corporation and James Sottile (incorporated by reference to Exhibit 10.2 to Scientific Games Corporation’s Quarterly Report on Form 10-Q for the quarter ended September 30, 2018).*

10.49
Amended and Restated Employment Agreement, dated as of January 1, 2019, by and between Scientific Games Corporation and Patrick J. McHugh (incorporated by reference to Exhibit 10.55 to Scientific Games Corporation’s Annual Report on Form 10-K for the year ended December 31, 2018).*

21	List of Subsidiaries.(†)

23.1	Consent of Deloitte & Touche LLP, Independent Registered Public Accounting Firm.(†)

31.1	Certification of Chief Executive Officer pursuant to Rule 13a-14(a) under the Securities Exchange Act of 1934.(†)

31.2	Certification of Chief Financial Officer pursuant to Rule 13a-14(a) under the Securities Exchange Act of 1934.(†)

32.1	Certification of Chief Executive Officer pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.**

32.2	Certification of Chief Financial Officer pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.**

99.1
Form of Equity Award Notice-RSUs-Employees under the Scientific Games Corporation 2003 Incentive Compensation Plan (incorporated by reference to Exhibit 99.(d)(2) to Scientific Games Corporation’s Schedule TO filed on July 19, 2011).*

99.2
Form of Equity Award Notice-RSUs-Non-Employee Directors under the Scientific Games Corporation 2003 Incentive Compensation Plan (incorporated by reference to Exhibit 99.(d)(3) to Scientific Games Corporation’s Schedule TO filed on July 19, 2011).*

99.3
Terms and Conditions of Equity Awards to Key Employees under the Scientific Games Corporation 2003 Incentive Compensation Plan (incorporated by reference to Exhibit 99.(d)(4) to Scientific Games Corporation’s Schedule TO filed on July 19, 2011).*

99.4
Terms and Conditions of Equity Awards to Non-Employee Directors under the Scientific Games Corporation 2003 Incentive Compensation Plan (incorporated by reference to Exhibit 99.(d)(5) to Scientific Games Corporation’s Schedule TO filed on July 19, 2011).*

99.5
Form of Equity Awards Notice (Stock Options, Restricted Stock Units and Performance-Conditioned Restricted Stock Units) under the Scientific Games Corporation 2003 Incentive Compensation Plan (Amended and Restated June 12, 2019) (incorporated by reference to Exhibit 99.8 to Scientific Games Corporation’s Annual Report on Form 10-K for the year ended December 31, 2014).*

99.6
Terms and Conditions of Equity Awards to Employees under the Scientific Games Corporation 2003 Incentive Compensation Plan (Amended and Restated June 12, 2019) (incorporated by reference to Exhibit 99.9 to Scientific Games Corporation’s Annual Report on Form 10-K for the year ended December 31, 2014).*

99.7
Terms and Conditions of Equity Awards to Non-Employee Directors under the Scientific Games Corporation 2003 Incentive Compensation Plan (Amended and Restated June 12, 2019) (incorporated by reference to Exhibit 99.10 to Scientific Games Corporation’s Annual Report on Form 10-K for the year ended December 31, 2014).*

99.8
Terms and Conditions of Equity Awards to Consultants under the Scientific Games Corporation 2003 Incentive Compensation Plan (Amended and Restated June 12, 2019) (incorporated by reference to Exhibit 99.11 to Scientific Games Corporation’s Annual Report on Form 10-K for the year ended December 31, 2014).*

99.9
Terms and Conditions of Equity Awards to Key Employees under the Scientific Games Corporation 2003 Incentive Compensation Plan (incorporated by reference to Exhibit 99.1 to Scientific Games Corporation’s Quarterly Report on Form 10-Q for the quarter ended March 30, 2018).*

99.10	Gaming Regulations.(†)

101.INS	Inline XBRL Instance Document - the instance document does not appear in the Interactive Data File because its XBRL tags are embedded within the Inline XBRL document

101.SCH	Inline XBRL Taxonomy Extension Schema Document

101.CAL	Inline XBRL Taxonomy Extension Calculation Linkbase Document

101.DEF	Inline XBRL Taxonomy Extension Definition Label Linkbase Document

101.LAB	Inline XBRL Taxonomy Extension Label Linkbase Document

101.PRE	Inline XBRL Taxonomy Extension Presentation Linkbase Document

104	Cover Page Interactive Data File - the cover page interactive data file does not appear in the Interactive Data File because its XBRL tags are embedded within the Inline XBRL document.
* Management contracts and compensation plans and arrangements in which directors and/or executive officers are eligible to participate.
(†) Filed herewith.
** Furnished herewith.

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

February 18, 2020	SCIENTIFIC GAMES CORPORATION
	By:	/s/ Michael A. Quartieri
Michael A. Quartieri, Executive Vice President, Chief Financial Officer, Treasurer and Corporate Secretary

	By:	/s/ Michael F. Winterscheidt
Michael F. Winterscheidt, Senior Vice President and Chief Accounting Officer
Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the Registrant and in the capacities indicated on February 18, 2020.

Signature	Title

/s/ Barry L. Cottle	President and Chief Executive Officer and Director (principal executive officer)
Barry L. Cottle

/s/ Michael A. Quartieri	Executive Vice President, Chief Financial Officer, Treasurer and Corporate Secretary (principal financial officer)
Michael A. Quartieri

/s/ Michael F. Winterscheidt	Senior Vice President and Chief Accounting Officer (principal accounting officer)
Michael F. Winterscheidt

/s/ Peter A. Cohen	Vice Chairman of the Board of Directors and Director
Peter A. Cohen

/s/ Richard M. Haddrill	Vice Chairman of the Board of Directors and Director
Richard M. Haddrill

Signature	Title

/s/ Jack A. Markell	Director
Jack A. Markell

/s/ Paul M. Meister	Director
Paul M. Meister

/s/ Michael J. Regan	Director
Michael J. Regan

/s/ Barry F. Schwartz	Director
Barry F. Schwartz

/s/ Frances F. Townsend	Director
Frances F. Townsend

/s/ Maria T. Vullo	Director
Maria T. Vullo

/s/ Kneeland C. Youngblood	Director
Kneeland C. Youngblood