Form 10-Q
period 2020-03-31
SCIENTIFIC GAMES CORP
filed 2020-05-11
CIK 750004

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549
FORM 10-Q

☒ QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended March 31, 2020

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
If an emerging growth company, indicate by check mark if the registrant has elected not to use the extended transition period for complying with any new or revised financial accounting standards provided pursuant to Section 13(a) of the Exchange Act. ☐
Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act). Yes ☐ No ☒
The registrant has the following number of shares outstanding of each of the registrant’s classes of common stock as of May 5, 2020:
Common Stock: 94,474,877

SCIENTIFIC GAMES CORPORATION AND SUBSIDIARIES
INDEX TO FINANCIAL INFORMATION
AND OTHER INFORMATION
THREE MONTHS ENDED MARCH 31, 2020

Glossary of Terms
The following terms or acronyms used in this Quarterly Report on Form 10-Q are defined below:
Term or Acronym	Definition
2019 10-K	2019 Annual Report on Form 10-K filed with the SEC on February 18, 2020
2020 Notes	6.250% senior subordinated notes issued by SGI and redeemed in December 2019
2021 Notes	6.625% senior subordinated notes due 2021 issued by SGI
2025 Secured Notes	5.000% senior secured notes due 2025 issued by SGI
2026 Secured Euro Notes	3.375% senior secured notes due 2026 issued by SGI
2026 Unsecured Euro Notes	5.500% senior unsecured notes due 2026 issued by SGI
2022 Unsecured Notes	10.000% senior unsecured notes due 2022 issued by SGI
2026 Unsecured Notes	8.250% senior unsecured notes due 2026 issued by SGI
2028 Unsecured Notes	7.000% senior unsecured notes due 2028 issued by SGI
2029 Unsecured Notes	7.250% senior unsecured notes due 2029 issued by SGI
AEBITDA	Adjusted EBITDA, our performance measure of profit or loss for our business segments
ASC	Accounting Standards Codification
ASU	Accounting Standards Update
COVID-19	Coronavirus disease first identified in 2019 (declared a pandemic by the World Health Organization on March 11, 2020)
D&A	depreciation, amortization and impairments
Exchange Act	Securities Exchange Act of 1934, as amended
FASB	Financial Accounting Standards Board
KPIs	Key Performance Indicators
LBO	licensed betting office
LIBOR	London Interbank Offered Rate
Note	a note in the Notes to Condensed Consolidated Financial Statements in this Quarterly Report on Form 10-Q, unless otherwise indicated
Obligor Group	SGC, SGI and guarantor subsidiaries, excludes all SciPlay subsidiaries
Participation	with respect to our Gaming business, refers to gaming machines provided to customers through service or leasing arrangements in which we earn revenues and are paid based on: (1) a percentage of the amount wagered less payouts; (2) fixed daily-fees; (3) a percentage of the amount wagered; or (4) a combination of (2) and (3), and with respect to our Lottery business, refers to a contract or arrangement in which we earn revenues and are paid based on a percentage of retail sales
R&D	research and development
RMG	real-money gaming
RSU	restricted stock unit
SEC	Securities and Exchange Commission
Secured Notes	refers to the 2025 Secured Notes and 2026 Secured Euro Notes, collectively
Securities Act	Securities Act of 1933, as amended
Senior Notes	the Secured Notes and the Unsecured Notes
SciPlay Revolver	$150 million revolving credit facility agreement entered into by SciPlay Holding Company, LLC, a subsidiary of SciPlay Corporation, that matures in May 2024
SG&A	selling, general and administrative
SGC	Scientific Games Corporation
SGI	Scientific Games International, Inc., a wholly-owned subsidiary of SGC
Shufflers	various models of automatic card shufflers, deck checkers and roulette chip sorters
Unsecured Notes	refers to the 2026 Unsecured Euro Notes, 2026 Unsecured Notes, 2028 Unsecured Notes and 2029 Unsecured Notes, collectively
U.S. GAAP	accounting principles generally accepted in the U.S.
U.S. jurisdictions	the 50 states in the U.S. plus the District of Columbia, U.S. Virgin Islands and Puerto Rico
VLT	video lottery terminal
Intellectual Property Rights
All ® notices signify marks registered in the United States. © 2020 Scientific Games Corporation. All Rights Reserved.

FORWARD-LOOKING STATEMENTS
        Throughout this Quarterly Report on Form 10-Q, we make “forward-looking statements” within the meaning of the U.S. Private Securities Litigation Reform Act of 1995. Forward-looking statements describe future expectations, plans, results or strategies and can often be identified by the use of terminology such as “may,” “will,” “estimate,” “intend,” “plan,” “continue,” “believe,” “expect,” “anticipate,” “target,” “should,” “could,” “potential,” “opportunity,” “goal,” or similar terminology. The forward-looking statements contained in this Quarterly Report on Form 10-Q are generally located in the material set forth under the heading “Management’s Discussion and Analysis of Financial Condition and Results of Operations” but may be found in other locations as well. These statements are based upon management’s current expectations, assumptions and estimates and are not guarantees of timing, future results or performance. Therefore, you should not rely on any of these forward-looking statements as predictions of future events. Actual results may differ materially from those contemplated in these statements due to a variety of risks and uncertainties and other factors, including, among other things:
•the impact of the COVID-19 pandemic and any resulting unfavorable social, political, economic and financial conditions, including the temporary closure of casinos and lottery operations on a jurisdiction-by-jurisdiction basis;
•natural events and health crises that disrupt our operations or those of our customers, suppliers or regulators;
•incurrence of restructuring costs;
•changes in demand for our products and services;
•dependence on suppliers and manufacturers;
•dependence on key employees;
•goodwill impairment charges including changes in estimates or judgments related to our impairment analysis of goodwill or other intangible assets;
•level of our indebtedness, higher interest rates, availability or adequacy of cash flows and liquidity to satisfy indebtedness, other obligations or future cash needs;
•inability to reduce or refinance our indebtedness;
•restrictions and covenants in debt agreements, including those that could result in acceleration of the maturity of our indebtedness;
•stock price volatility;
•competition;
•U.S. and international economic and industry conditions;
•slow growth of new gaming jurisdictions, slow addition of casinos in existing jurisdictions and declines in the replacement cycle of gaming machines;
•ownership changes and consolidation in the gaming industry;
•opposition to legalized gaming or the expansion thereof and potential restrictions on internet wagering;
•inability to adapt to, and offer products that keep pace with, evolving technology, including any failure of our investment of significant resources in our R&D efforts;
•inability to develop successful products and services and capitalize on trends and changes in our industries, including the expansion of internet and other forms of interactive gaming;
•laws and government regulations, both foreign and domestic, including those relating to gaming, data privacy and security, including with respect to the collection, storage, use, transmission and protection of personal information and other consumer data, and environmental laws, and those laws and regulations that affect companies conducting business on the internet, including online gambling;
•the continuing evolution of the scope of data privacy and security regulations, and our belief that the adoption of increasingly restrictive regulations in this area is likely within the U.S. and other jurisdictions;
•significant opposition in some jurisdictions to interactive social gaming, including social casino gaming and how such opposition could lead these jurisdictions to adopt legislation or impose a regulatory framework to govern interactive social gaming or social casino gaming specifically, and how this could result in a prohibition on interactive social gaming or social casino gaming altogether, restrict our ability to advertise our games, or substantially increase our costs to comply with these regulations;
•legislative interpretation and enforcement, regulatory perception and regulatory risks with respect to gaming, especially internet wagering, social gaming and sports wagering;
•reliance on technological blocking systems;

•expectations of shift to regulated online gaming or sports wagering;
•expectations of growth in total consumer spending on social casino gaming;
•SciPlay’s dependence on certain key providers;
•inability to win, retain or renew, or unfavorable revisions of, existing contracts, and the inability to enter into new contracts;
•protection of our intellectual property, inability to license third-party intellectual property and the intellectual property rights of others;
•security and integrity of our products and systems, including the impact of any security breaches or cyber-attacks;
•reliance on or failures in information technology and other systems;
•challenges or disruptions relating to the implementation of a new global enterprise resource planning system;
•failure to maintain adequate internal control over financial reporting;
•inability to benefit from, and risks associated with, strategic equity investments and relationships;
•inability to achieve some or all of the anticipated benefits of SciPlay being a standalone public company;
•implementation of complex new accounting standards;
•fluctuations in our results due to seasonality and other factors;
•risks relating to foreign operations, including anti-corruption laws, fluctuations in currency rates, restrictions on the payment of dividends from earnings, restrictions on the import of products and financial instability, including the potential impact to our business resulting from the continuing uncertainty around the U.K.’s withdrawal from the European Union;
•possibility that the renewal of Lotterie Nazionali S.r.l. concession to operate the Italian instant games lottery is not finalized (including as the result of a pending third-party protest against the renewal of the concession, or any appeal from existing court rulings relating to such third-party protest);
•the impact of U.K. legislation approving the reduction of fixed-odds betting terminals maximum stakes limit on LBO operators, including the related closure of certain LBO shops;
•changes in tax laws or tax rulings, or the examination of our tax positions;
•difficulty predicting what impact, if any, new tariffs imposed by and other trade actions taken by the U.S. and foreign jurisdictions could have on our business;
•the discontinuation or replacement of LIBOR, which may adversely affect interest rates;
•litigation and other liabilities relating to our business, including litigation and liabilities relating to our contracts and licenses, our products and systems, our employees (including labor disputes), intellectual property, environmental laws and our strategic relationships; and
•influence of certain stockholders, including decisions that may conflict with the interests of other stockholders.

Additional information regarding risks and uncertainties and other factors that could cause actual results to differ materially from those contemplated in forward-looking statements is included from time to time in our filings with the SEC, including under “Risk Factors” in Part II, Item 1A of this Quarterly Report on Form 10-Q and Part I, Item 1A in our 2019 10-K. Forward-looking statements speak only as of the date they are made and, except for our ongoing obligations under the U.S. federal securities laws, we undertake no and expressly disclaim any obligation to publicly update any forward-looking statements whether as a result of new information, future events or otherwise.
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

PART I. FINANCIAL INFORMATION

Item 1. Condensed Consolidated Financial Statements
SCIENTIFIC GAMES CORPORATION AND SUBSIDIARIES
CONSOLIDATED STATEMENTS OF OPERATIONS
(Unaudited, in millions, except per share amounts)

	Three Months Ended
	March 31,
	2020	2019
Revenue:
Services	$422	$459
Product sales	168	238
Instant products	135	140
Total revenue	725	837
Operating expenses:
Cost of services(1)	130	133
Cost of product sales(1)	91	107
Cost of instant products(1)	73	67
Selling, general and administrative	198	186
Research and development	51	49
Depreciation, amortization and impairments	138	165
Goodwill impairment	54	—
Restructuring and other	22	7
Operating (loss) income	(32)	123
Other (expense) income:
Interest expense	(124)	(154)
(Loss) earnings from equity investments	(2)	6
Gain on remeasurement of debt	10	5
Other expense, net	(3)	—
Total other expense, net	(119)	(143)
Net loss before income taxes	(151)	(20)
Income tax expense	(4)	(4)
Net loss	(155)	(24)
Less: Net income attributable to noncontrolling interest	4	—
Net loss attributable to SGC	$(159)	$(24)

Basic and diluted net loss attributable to SGC per share:
Basic	$(1.69)	$(0.26)
Diluted	$(1.69)	$(0.26)

Weighted average number of shares used in per share calculations:
Basic shares	94	92
Diluted shares	94	92
(1) Excludes D&A.
See accompanying notes to condensed consolidated financial statements.

SCIENTIFIC GAMES CORPORATION AND SUBSIDIARIES
CONSOLIDATED STATEMENTS OF COMPREHENSIVE (LOSS) INCOME
(Unaudited, in millions)

	Three Months Ended
	March 31,
	2020	2019
Net loss	$(155)	$(24)
Other comprehensive (loss) income:
Foreign currency translation (loss) gain, net of tax	(83)	55
Pension and post-retirement gain, net of tax	2	1
Derivative financial instruments unrealized loss, net of tax	(16)	(5)
Total other comprehensive (loss) income	(97)	51
Total comprehensive (loss) income	(252)	27
Less: comprehensive income attributable to noncontrolling interest	4	—
Comprehensive (loss) income attributable to SGC	$(256)	$27
See accompanying notes to condensed consolidated financial statements.

SCIENTIFIC GAMES CORPORATION AND SUBSIDIARIES
CONSOLIDATED BALANCE SHEETS
(Unaudited, in millions, except par value)

	As of
	March 31, 2020	December 31, 2019
ASSETS
Current assets:
Cash and cash equivalents	$334	$313
Restricted cash	55	51
Receivables, net of allowance for credit losses of $61 and $36, respectively	624	755
Inventories	248	244
Prepaid expenses, deposits and other current assets	235	252
Total current assets	1,496	1,615
Non-current assets:
Restricted cash	11	11
Receivables, net of allowance for credit losses of $9 and $-, respectively	48	53
Property and equipment, net	474	500
Operating lease right-of-use assets	98	105
Goodwill	3,162	3,280
Intangible assets, net	1,429	1,516
Software, net	248	258
Equity investments	263	273
Other assets	229	198
Total assets	$7,458	$7,809

LIABILITIES AND STOCKHOLDERS’ DEFICIT
Current liabilities:
Current portion of long-term debt	$45	$45
Accounts payable	215	226
Accrued liabilities	475	495
Total current liabilities	735	766
Deferred income taxes	87	91
Operating lease liabilities	81	88
Other long-term liabilities	293	292
Long-term debt, excluding current portion	8,620	8,680
Total liabilities	9,816	9,917
Commitments and contingencies (Note 16)
Stockholders’ deficit:
Common stock, par value $0.001 per share: 199 shares authorized; 112 and 111 shares issued and 94 and 94 shares outstanding, respectively	1	1
Additional paid-in capital	1,216	1,208
Accumulated loss	(3,119)	(2,954)
Treasury stock, at cost, 17 shares	(175)	(175)
Accumulated other comprehensive loss	(389)	(292)
Total SGC stockholders’ deficit	(2,466)	(2,212)
Noncontrolling interest	108	104
Total stockholders’ deficit	(2,358)	(2,108)
Total liabilities and stockholders’ deficit	$7,458	$7,809
See accompanying notes to condensed consolidated financial statements.

SCIENTIFIC GAMES CORPORATION AND SUBSIDIARIES
CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS
(Unaudited, in millions)

	Three Months Ended
	March 31,
	2020	2019
Cash flows from operating activities:
Net loss	$(155)	$(24)
Adjustments to reconcile net loss to cash provided by operating activities	243	179
Changes in working capital accounts, net of effects of acquisitions	25	6
Changes in deferred income taxes and other	7	6
Net cash provided by operating activities	120	167
Cash flows from investing activities:
Capital expenditures	(53)	(67)
Distributions of capital from equity investments	—	3
Proceeds from sale of asset and other	22	—
Net cash used in investing activities	(31)	(64)
Cash flows from financing activities:
Borrowings under SGI revolving credit facility	50	40
Repayments under SGI revolving credit facility	(90)	(175)
Proceeds from issuance of senior notes and term loans	—	1,100
Payments on long-term debt	(10)	(12)
Payments of debt issuance and deferred financing costs	—	(14)
Payments on license obligations	(8)	(7)
Sale of future revenue and other	(1)	10
Net cash (used in) provided by financing activities	(59)	942
Effect of exchange rate changes on cash, cash equivalents and restricted cash	(5)	1
Increase in cash, cash equivalents and restricted cash	25	1,046
Cash, cash equivalents and restricted cash, beginning of period	375	220
Cash, cash equivalents and restricted cash, end of period	$400	$1,266

Supplemental cash flow information:
Cash paid for interest	$110	$80
Income taxes paid	6	10
Distributed earnings from equity investments	4	4
Supplemental non-cash transactions:
Non-cash interest expense	$5	$7
See accompanying notes to condensed consolidated financial statements.

SCIENTIFIC GAMES CORPORATION AND SUBSIDIARIES
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(Unaudited, amounts in USD, table amounts in millions, except per share amounts)

(1) Description of the Business and Summary of Significant Accounting Policies
Description of the Business
We are a leading developer of technology-based products and services and associated content for the worldwide gaming, lottery, social and digital gaming industries. Our portfolio of revenue-generating activities primarily includes supplying gaming machines and game content, casino-management systems and table game products and services to licensed gaming entities; providing instant and draw-based lottery products, lottery systems and lottery content and services to lottery operators; providing social casino gaming solutions to retail consumers; and providing a comprehensive suite of digital RMG and sports wagering solutions, distribution platforms, content, products and services. We report our operations in four business segments—Gaming, Lottery, SciPlay and Digital.
Basis of Presentation and Principles of Consolidation
The accompanying condensed consolidated financial statements have been prepared in accordance with U.S. GAAP. The accompanying condensed consolidated financial statements include the accounts of SGC, its wholly owned subsidiaries, and those subsidiaries in which we have a controlling financial interest. Investments in other entities in which we do not have a controlling financial interest but we exert significant influence are accounted for in our consolidated financial statements using the equity method of accounting. All intercompany balances and transactions have been eliminated in consolidation.
In the opinion of SGC and its management, we have made all adjustments necessary to present fairly our consolidated financial position, results of operations, comprehensive (loss) income and cash flows for the periods presented. Such adjustments are of a normal, recurring nature. These unaudited condensed consolidated financial statements should be read in conjunction with the consolidated financial statements and related notes included in our 2019 10-K. Interim results of operations are not necessarily indicative of results of operations to be expected for a full year.
Impact of COVID-19
In March 2020, the World Health Organization declared the rapidly spreading COVID-19 outbreak a pandemic. In response to the COVID-19 pandemic, governments across the world implemented a number of measures to prevent its spread, including but not limited to, the temporary closure of a substantial number of gaming operations establishments and disruptions to lottery operations, travel restrictions, and cancellation of sporting events, which are affecting our business segments in a number of ways. These disruptions to our business segments as a result of COVID-19 have had and continue to have an adverse impact on our results of operations, cash flows and financial condition.

Based on our current estimates regarding the magnitude and length of the disruptions to our business, we do not anticipate these disruptions will impact our ability to meet our obligations when due or our ability to maintain compliance with our debt covenants for at least the next 12 months. However, the ultimate magnitude and length of time that the disruptions from COVID-19 will continue is highly uncertain. This uncertainty will require us to continually assess the situation, including the impact of changes to government imposed restrictions, market by market. Accordingly, our estimates regarding the magnitude and length of time that these disruptions will continue to impact our results of operations, cash flows and financial condition may change in the future and such changes could be material.

As of March 31, 2020, our total available liquidity (excluding our SciPlay business segment) was $684 million, which included $483 million of undrawn availability under SGI’s revolving credit facility. On April 9, 2020, we borrowed $480 million under SGI’s revolving credit facility, which was substantially all of the remaining availability thereunder. We have implemented a number of measures to proactively reduce operating costs, conserve liquidity and navigate through this unprecedented situation. These include measures such as: reductions in both salaries and workforce, including voluntary 50% or greater reductions in salaries by our executive leadership team (100% as to our President and Chief Executive Officer), unpaid employee furloughs, reductions in hours, temporary elimination of 401(k) matching among other compensation and benefits reductions, and deferral of certain operating and capital expenditures. We are also engaging with our vendors to negotiate concessions on the timing and amount of payments to preserve liquidity through the COVID-19 disruption period. We continue to actively manage our daily cash flows and continue to evaluate additional measures that will reduce operating costs and conserve cash.
Our only financial maintenance covenant (excluding SciPlay’s Revolver) is contained in SGI’s credit agreement. Prior to the Credit Agreement Amendment (as defined below) dated May 8, 2020, this covenant was tested at the end of each fiscal quarter and required us to not exceed a maximum consolidated net first lien leverage ratio of 5.00x Consolidated EBITDA (as defined in the credit agreement). Prior to the Credit Agreement Amendment, this ratio stepped down to 4.75x beginning with the fiscal quarter ended December 31, 2020 and to 4.50x beginning with the fiscal quarter ended December 31, 2021. Our consolidated net first lien leverage ratio as of March 31, 2020 was 4.38x. Additionally, the SciPlay Revolver requires that SciPlay maintain a maximum total net leverage ratio not to exceed 2.50x and maintain a minimum fixed charge coverage ratio of no less than 4.00x. We had no amounts drawn on our SciPlay Revolver as of March 31, 2020. We were in compliance with the financial covenants under all debt agreements as of March 31, 2020.

On May 8, 2020, the requisite lenders under SGI’s revolving credit facility agreed to amend the consolidated net first lien leverage ratio covenant in the credit agreement (the “Credit Agreement Amendment”) to (a) implement a financial covenant relief period through the end of the first quarter ending March 31, 2021 (the “Covenant Relief Period”), as a result of which SGI is not required to maintain compliance with the consolidated net first lien leverage ratio covenant during the Covenant Relief Period, (b) reset the consolidated net first lien leverage ratio covenant following the Covenant Relief Period, (c) impose a minimum liquidity requirement (excluding SciPlay) of at least $275 million during the Covenant Relief Period with a potential step-down to at least $200 million for April and May 2021, (d) further restrict our ability to incur indebtedness and liens, make restricted payments and investments and prepay junior indebtedness during the Covenant Relief Period, subject to certain exceptions and further subject, in some instances, to maintaining minimum liquidity (excluding SciPlay) of at least $400 million and (e) establish a LIBOR floor of 0.500% on borrowings under the revolving credit facility during the Covenant Relief Period. The revised consolidated net first lien leverage ratio will be 6.00x Consolidated EBITDA beginning with the fiscal quarter ending June 30, 2021, stepping down as follows: (1) 5.75x beginning with the fourth quarter of 2021, (2) 5.25x beginning with the second quarter of 2022, (3) 4.75x beginning with the fourth quarter of 2022 and (4) 4.50x beginning with the second quarter of 2023 and thereafter. The revised consolidated net first lien leverage ratio will be based on Consolidated EBITDA (as defined in the Credit Agreement Amendment) as follows: (1) for the testing period ending June 30, 2021, Consolidated EBITDA for the fiscal quarter ending June 30, 2021 multiplied by 4, (2) for the testing period ending September 30, 2021, Consolidated EBITDA for the fiscal quarters ending June 30, 2021 and September 30, 2021 multiplied by 2, (3) for the testing period ending December 31, 2021, Consolidated EBITDA for the fiscal quarters ending June 30, 2021, September 30, 2021 and December 31, 2021 multiplied by 4/3 and (4) for all subsequent testing periods, Consolidated EBITDA for the previous twelve months including the quarter for the which the test is performed.

Additionally, changes to estimates related to the COVID-19 disruptions could result in other impacts, including but not limited to, additional goodwill impairments (see Note 8), indefinite-lived intangibles, long-lived asset and equity method investments impairment charges, inventory write downs and receivables credit allowance charges (see Note 5).

Significant Accounting Policies
        There have been no changes to our significant accounting policies described within the Notes of our 2019 10-K other than adoption of ASC 326 as described in Note 5.
Computation of Basic and Diluted Net Loss Per Share
Basic and diluted net loss attributable to SGC per share were the same for all periods presented as all common stock equivalents during those periods would be anti-dilutive. We excluded 1 million and 2 million of stock options from the diluted weighted-average common shares outstanding for the three months ended March 31, 2020 and 2019, respectively. We excluded 2 million of RSUs from the calculation of diluted weighted-average common shares outstanding for each of the three months ended March 31, 2020 and 2019.
New Accounting Guidance - Recently Adopted

The FASB issued ASU No. 2016-13, Financial Instruments - Credit Losses (Topic 326) in 2016. The new guidance replaces the incurred loss impairment methodology in legacy U.S. GAAP with a methodology that reflects expected credit losses and requires consideration of a broader range of reasonable and supportable information to inform credit loss estimates. For trade and other receivables, loans and other financial instruments, we are required to use a forward-looking expected loss model rather than the incurred loss model for recognizing credit losses, which reflects losses that are probable. We adopted ASC 326 as of January 1, 2020 using the modified retrospective method for all financial assets measured at amortized cost, which resulted in a $6 million cumulative-effect adjustment increase to accumulated loss. See Note 5 for our credit losses policy and the adoption impact of ASC 326 on our consolidated financial statements.

The FASB issued ASU No. 2018-13, Fair Value Measurement, and several subsequent amendments (collectively, Topic 820) in 2018. The standard amends the required quantitative and qualitative disclosure requirements for recurring and nonrecurring fair value measurements. We adopted this standard effective January 1, 2020. The adoption of this standard did not have a material impact on our financial statement disclosures.

In December 2019, the FASB issued ASU No. 2019-12, Income Taxes, to simplify the accounting for income taxes. The guidance eliminates certain exceptions related to the approach for intraperiod tax allocation, the methodology for calculating income taxes in an interim period, and the recognition of deferred tax liabilities for outside basis differences related to changes in ownership of equity method investments and foreign subsidiaries. The guidance also simplifies aspects of accounting for franchise taxes, enacted changes in tax laws or rates and clarifies the accounting for transactions that result in a step-up in the tax basis of goodwill. The standard is effective for fiscal years beginning after December 15, 2020 and interim periods within those fiscal years with early adoption permitted. We adopted this standard effective January 1, 2020. The adoption of this guidance did not have a material effect on our consolidated financial statements.

We do not expect that any recently issued accounting guidance will have a significant effect on our consolidated financial statements.

(2) Revenue Recognition

The following table disaggregates revenues by type within each of our business segments:

	Three Months Ended March 31,
	2020	2019
Gaming
Gaming operations	$119	$152
Gaming machine sales	92	136
Gaming systems	55	74
Table products	52	60
Total	$318	$422

Lottery
Instant products	$136	$140
Lottery systems	76	87
Total	$212	$227

SciPlay
Mobile	$101	$97
Web and other	17	21
Total	$118	$118

Digital
Sports and platform	$38	$30
Gaming and other	39	40
Total	$77	$70

The amount of rental income revenue that is outside the scope of ASC 606 was $74 million and $96 million for the three months ended March 31, 2020 and 2019, respectively.

Contract Liabilities and Other Disclosures

The following table summarizes the activity in our contract liabilities for the reporting period:

Three Months Ended March 31,
2020
Contract liability balance, beginning of period(1)	$109
Liabilities recognized during the period	36
Amounts recognized in revenue from beginning balance	(49)
Contract liability balance, end of period(1)	$96
(1) Contract liabilities are included within Accrued liabilities and Other long-term liabilities in our consolidated balance sheets.

The timing of revenue recognition, billings and cash collections results in billed receivables, unbilled receivables (contract assets), and customer advances and deposits (contract liabilities) on our consolidated balance sheets. Other than contracts with customers with financing arrangements exceeding 12 months, revenue recognition is generally proximal to conversion to cash, except for Lottery instant products sold under percentage of retail sales contracts. Revenue is recognized for such contracts upon delivery to our customers, while conversion to cash is based on the retail sale of the underlying ticket to end consumers. As a result, revenue recognition under ASC 606 does not approximate conversion to cash in any periods post-adoption. Total revenue recognized under such contracts was $19 million and $23 million in the three months ended March 31, 2020 and 2019, respectively. The following table summarizes our balances in these accounts for the periods indicated (other than contract liabilities disclosed above):

	Receivables	Contract Assets(1)
Beginning of period balance(2)	$808	$121
End of period balance, March 31, 2020	672	133
(1) Contract assets are included primarily within Prepaid expenses, deposits and other current assets in our consolidated balance sheets.
(2) The beginning of period balance excludes the impact of adoption of ASC 326.

As of March 31, 2020, we did not have material unsatisfied performance obligations for contracts expected to be long-term or contracts for which we recognize revenue at an amount other than for which we have the right to invoice for goods or services delivered or performed.

(3) Business Segments
We report our operations in four business segments—Gaming, Lottery, SciPlay and Digital—representing our different products and services. A detailed discussion regarding the products and services from which each reportable business segment derives its revenue is included in Notes 2 and 3 in our 2019 10-K.
In evaluating financial performance, our Chief Operating Decision Maker focuses on AEBITDA as management’s segment measure of profit or loss, which is described in Note 2 in our 2019 10-K. The accounting policies of our business segments are the same as those described within the Notes in our 2019 10-K. The following tables present our segment information:

	Three Months Ended March 31, 2020
	Gaming	Lottery	SciPlay	Digital	Unallocated and Reconciling Items(1)	Total
Total revenue	$318	$212	$118	$77	$—	$725
AEBITDA	96	78	35	23	(32)	$200
Reconciling items to consolidated net loss before income taxes:
D&A	(89)	(14)	(2)	(21)	(12)	(138)
Goodwill impairment	(54)	—	—	—	—	(54)
Restructuring and other	(12)	(5)	(1)	(1)	(3)	(22)
EBITDA from equity investments					(7)	(7)
Loss from equity investments					(2)	(2)
Interest expense					(124)	(124)
Gain on remeasurement of debt					10	10
Other expense, net					(4)	(4)
Stock-based compensation					(10)	(10)
Net loss before income taxes						$(151)
(1) Includes amounts not allocated to the business segments (including corporate costs) and reconciling items to reconcile the total business segments AEBITDA to our consolidated net loss before income taxes.

	Three Months Ended March 31, 2019
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

(4) Restructuring and other
Restructuring and other includes charges or expenses attributable to: (i) employee severance; (ii) management restructuring and related costs; (iii) restructuring and integration; (iv) cost savings initiatives; (v) major litigation; and (vi) acquisition costs and other unusual items. The following table summarizes pre-tax restructuring and other costs for the periods presented:

	Three Months Ended March 31,
	2020	2019
Employee severance and related(1)	$18	$3
Restructuring, integration and other	4	4
Total	$22	$7
(1) The three months ended March 31, 2020 includes $14 million in severance and other benefits granted to employees as a result of COVID-19 related austerity measures.

(5) Receivables, Allowance for Credit Losses and Credit Quality of Receivables

Receivables
Receivables are recorded at the invoiced amount less allowance for credit losses and imputed interest, if any. For a portion of our receivables, we have provided extended payment terms with installment payment terms greater than 12 months and in certain international jurisdictions up to 36 months. We have a total of $157 million in gross receivables with extended payment terms as of March 31, 2020. Interest income, if any, is recognized ratably over the life of the receivable, and any related fees or costs to establish the receivables are charged to selling, general and administrative expense as incurred, as they are immaterial. Actual or imputed interest, if any, is determined based on current market rates at the time the receivables with extended payment terms originated and is recorded ratably over the payment period, which approximates the effective interest method. We generally impute interest income on all receivables with payment terms greater than one year that do not contain a stated interest rate. Our general policy is to recognize interest on receivables until a receivable is deemed non-performing, which we define as payments being overdue by 180 days beyond the agreed-upon terms. When a receivable is deemed to be non-performing, the item is placed on non-accrual status and interest income is recognized on a cash basis. Accrued interest, non-performing receivables and interest income were immaterial for all periods presented. Effective January 1, 2020, we changed our receivables presentation and combined accounts receivable and notes receivable into a single line item on our balance sheets due to their similar characteristics and have reclassified the prior period balances to conform to the current year presentation.

The following table summarizes the components of current and long-term receivables, net:

	As of
	March 31, 2020	December 31, 2019
Current:
Receivables	$685	$791
Allowance for credit losses	(61)	(36)
Current receivables, net	624	755
Long-term:
Receivables	57	53
Allowance for credit losses	(9)	—
Long-term receivables, net	48	53
Total receivables, net	$672	$808

Allowance for Credit Losses

As described in Note 1, results for reporting periods effective January 1, 2020 are presented in accordance with ASC 326 while prior period amounts continue to be reported in accordance with previously applicable U.S. GAAP. We recorded a net increase to accumulated loss of $6 million for the cumulative effect of adopting ASC 326, which was primarily related to incremental allowance for credit losses associated with our current receivables and contract assets that were not required under previously applicable U.S. GAAP. The adoption impact of this standard to our consolidated statements of operations, balance sheets, and cash flows during the quarter ended March 31, 2020 was not material.

The receivables allowance for credit losses is our best estimate of the amount of expected credit losses in our existing receivables over the contractual term. We evaluate our exposure to credit loss on both a collective and individual basis. We evaluate such receivables on a geographic basis and take into account any relevant available information, which begins with historical credit loss experience and consideration of current and expected conditions and market trends (such as general economic conditions, other microeconomic and macroeconomic considerations, etc.) and reasonable and supportable forecasts that could impact the collectability of such receivables over the contractual term individually or in the aggregate. Changes in circumstances relating to these factors may result in the need to increase or decrease our allowance for credit losses in the future.

We manage our receivable portfolios using both geography and delinquency as key credit quality indicators. The following summarizes geographical delinquencies of total receivables, net:

	As of
	March 31, 2020	Balances over 90 days past due	December 31, 2019	Balances over 90 days past due
Receivables:
U.S. and Canada	$456	$82	$534	$65
International	286	63	310	55
Total receivables	742	145	844	120

Receivables allowance:
U.S. and Canada	(29)	(21)	(13)	(8)
International	(41)	(25)	(23)	(23)
Total receivables allowance	(70)	(46)	(36)	(31)
Receivables, net	$672	$99	$808	$89

Account balances are charged against the allowances after all collection efforts have been exhausted and the potential for recovery is considered remote.

The activity in our allowance for receivable credit losses for each of the three-month periods ended March 31, 2020 and 2019 is as follows:

	Three Months Ended March 31,
	2020			2019
	Total	U.S. and Canada	International	Total
Beginning allowance for credit losses(1)	$(42)	$(14)	$(28)	$(40)
Provision	(28)	(15)	(13)	(1)
Charge-offs and recoveries	—	—	—	3
Ending allowance for credit losses	$(70)	$(29)	$(41)	$(38)

(1) Reflects $6 million related to implementation of ASC 326 for the beginning balance of the three months ended March 31, 2020.

At March 31, 2020, 15% of our total receivables, net, were past due by over 90 days compared to 11% at December 31, 2019.
Credit Quality of Receivables

In our Gaming machine sales business, we file UCC-1 financing statements domestically in order to retain a security interest in the gaming machines that underlie a significant portion of our domestic receivables until the receivable balance is fully paid. However, the value of the gaming machines, if repossessed, may be less than the balance of the outstanding receivable. For international customers, depending on the country and our historic collection experience with the customer, we may obtain pledge agreements, bills of exchange, guarantees, post-dated checks or other forms of security agreements designed to enhance our ability to collect the receivables, although a majority of our international receivables do not have these features. In our Gaming operations business, because we own the Participation gaming machines that are leased or otherwise provided to the customer, in a bankruptcy the customer has to generally either accept or reject the lease or other agreement and, if rejected, our gaming machines are returned to us. Our receivables related to revenue earned on Participation gaming machines and all other revenue sources are typically unsecured claims.

Due to the significance of our gaming machines to the ongoing operations of our casino customers, we may be designated as a key vendor in any bankruptcy filing by a casino customer, which can enhance our position above other creditors in the bankruptcy. Due to our successful collection experience and our continuing relationship with casino customers and their businesses, it is infrequent that we repossess gaming machines from a customer in partial settlement of outstanding receivable balances. In those unusual instances where repossession occurs to mitigate our exposure on the related receivable, the repossessed gaming machines are subsequently resold in the used gaming machine market; however, we may not fully recover the receivable from this re-sale.

We have certain concentrations of outstanding receivables in international locations that impact our assessment of the credit quality of our receivables. We monitor the macroeconomic and political environment in each of these locations in our assessment of the credit quality of our receivables. The international locations with significant concentrations (generally deemed to be exceeding 10%) of our receivables with terms longer than one year are as follows:

•Mexico - Our receivables, net, from certain customers in Mexico at March 31, 2020 was $25 million. We collected $7 million of outstanding receivables from these customers during the three months ended March 31, 2020.

•Peru - Our receivables, net, from certain customers in Peru at March 31, 2020 was $7 million. We collected $1 million of outstanding receivables from these customers during the three months ended March 31, 2020.

•Argentina - Our receivables, net, from customers in Argentina at March 31, 2020 was $12 million, which are denominated in USD. Our customers are required to and have continued to pay us in pesos at the spot exchange rate on the date of payment. We collected $4 million of outstanding receivables from customers in Argentina during the three months ended March 31, 2020.

During the first quarter, we increased our allowance for credit losses by $28 million. This increase was primarily related to Gaming customers in Latin America (which transact with both domestic and international subsidiaries) as we expect those customers to be particularly affected by COVID-19 closures of gaming operations establishments. As noted above, we have concentrations of receivables in Latin America, where customers generally take longer to pay us than those from other geographies. In addition, customers in this region expect and have often been granted extended payment terms as described above. Our customers in Argentina, Colombia and Peru have been and are expected to continue to be affected by the

COVID-19-related closures of gaming operations establishments and the resulting impact on both their specific financial situations and the general macroeconomic environments in which they operate.

The fair value of receivables is estimated by discounting expected future cash flows using current interest rates at which similar loans would be made to borrowers with similar credit ratings and remaining maturities. As of March 31, 2020 and December 31, 2019, the fair value of receivables, net, approximated the carrying value due to contractual terms of receivables generally being under 24 months.

(6) Inventories
Inventories consisted of the following as of the dates presented below:

	As of
	March 31, 2020	December 31, 2019
Parts and work-in-process	$149	$153
Finished goods	99	91
Total inventories	$248	$244

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

(7) Property and Equipment, net

Property and equipment, net consisted of the following:

	As of
	March 31, 2020	December 31, 2019
Land	$15	$15
Buildings and leasehold improvements	127	129
Gaming and lottery machinery and equipment	1,005	1,028
Furniture and fixtures	29	31
Construction in progress	29	30
Other property and equipment	261	263
Less: accumulated depreciation	(992)	(996)
Total property and equipment, net	$474	$500

Depreciation expense is excluded from Cost of services, Cost of product sales, Cost of instant products and Other operating expenses and is separately presented within D&A.

	Three Months Ended
	March 31,
	2020	2019
Depreciation expense	$44	$58

During the first quarter of 2020, we sold certain properties in Chicago that were held for sale as of December 31, 2019 and received total net proceeds of $22 million.

(8) Intangible Assets, net and Goodwill
Intangible Assets, net

The following tables present certain information regarding our intangible assets as of March 31, 2020 and December 31, 2019.

	As of
	March 31, 2020			December 31, 2019
	Gross Carrying Value	Accumulated Amortization	Net Balance	Gross Carrying Value	Accumulated Amortization	Net Balance
Amortizable intangible assets:
Customer relationships	$1,064	$(398)	$666	$1,086	$(383)	$703
Intellectual property	915	(573)	342	931	(563)	368
Licenses	563	(361)	202	548	(329)	219
Brand names	120	(73)	47	123	(72)	51
Trade names	116	(34)	82	116	(31)	85
Patents and other	24	(15)	9	24	(15)	9
	2,802	(1,454)	1,348	2,828	(1,393)	1,435
Non-amortizable intangible assets:
Trade names	83	(2)	81	83	(2)	81
Total intangible assets	$2,885	$(1,456)	$1,429	$2,911	$(1,395)	$1,516

The following reflects intangible amortization expense included within D&A:

	Three Months Ended
	March 31,
	2020	2019
Amortization expense	$65	$77
Goodwill
Legacy U.K. Gaming Impairment Charge

We test goodwill for impairment annually as of October 1 of each fiscal year or more frequently if events arise or circumstances change that indicate that it is more likely than not that the fair value of a reporting unit is less than its carrying value.

A substantial portion of our legacy U.K. Gaming reporting unit revenue comes from Ladbrokes Coral Group (acquired by GVC Holdings PLC in March 2018), which operates LBOs in the U.K. In May 2018, the U.K. government published its decision mandating that the maximum stakes limit on fixed-odds betting terminals be reduced from £100 to £2, which was effective as of April 1, 2019. As a result of this change, LBO operators began to rationalize their retail operations, which among other measures has included closure of certain LBO shops. Consequently, as of October 1, 2019, we concluded that an elevated risk of goodwill impairment existed for our legacy U.K. Gaming reporting unit as adverse changes in projections for future operating results or other key assumptions, such as projected revenue, profit margin, capital expenditures or cash flows associated with investments included in that reporting unit could lead to future goodwill impairments.

During the first quarter of 2020, the COVID-19 disruptions resulted in the widespread closures of LBO shops across the U.K., which, along with global economic uncertainty, contributed to further deterioration in business conditions from our 2019 annual goodwill test date. This had an adverse effect on our legacy U.K. Gaming reporting unit, which necessitated performing a quantitative goodwill impairment test during the first quarter of 2020.

We performed this quantitative impairment test by comparing the fair value of our legacy U.K. Gaming reporting unit to its carrying value, including goodwill. As described in further detail below, the fair value of our legacy U.K. Gaming reporting unit was determined using a combination of both an income approach, based on the present value of discounted cash flows, and a market approach. Due to current market volatility and limited market data points specific to the nature of our legacy U.K. Gaming reporting unit operations, we placed greater weight on the income approach than on the market approach. As a result of this analysis, during the first quarter of 2020 we recognized a partial impairment charge totaling $54 million, which is the amount by which the carrying value exceeded the estimated fair value. This impairment charge resulted in no tax benefit.

We used projections of revenues, profit margin, operating costs, capital expenditures and cash flows that primarily considered general economic and market conditions and estimated future results including the estimated impact of the COVID-19 disruptions. We used a range of different scenarios and derived estimated fair value based on an equal weighting of these scenarios to reflect the economic uncertainty resulting from the COVID-19 disruptions and the timing and magnitude of the economic recovery following the COVID-19 disruptions coupled with the impact of the regulatory change. The following ranges of the key estimates and assumptions were used in the discounted cash flow analysis:

•Revenue growth for FY 2021 between negative 9% and negative 20%, an average revenue growth for FY 2022 to FY 2027 between positive 3% and positive 5%, and terminal revenue growth rate of positive 2.0%;
•An average profit margin ranging from 13% to 23%;
•Assumptions regarding future capital expenditures reflective of maintaining our current customer contracts; and
•An overall discount rate ranging from 8.5% to 10.0%.

In our market comparable analysis, we considered revenue and EBITDA multiples ranging from 2.1x to 2.7x and 5.7x to 7.5x, respectively, and ultimately selected multiples at the low end of the range.

The legacy U.K. Gaming reporting unit is included in our Gaming business segment.

The table below reconciles the change in the carrying value of goodwill by business segment for the period from
December 31, 2019 to March 31, 2020.

	Gaming(1)	Lottery	SciPlay	Digital	Totals
Balance as of December 31, 2019	$2,449	$349	$115	$367	$3,280
Impairment	(54)	—	—	—	(54)
Foreign currency adjustments	(33)	(5)	—	(26)	(64)
Balance as of March 31, 2020	$2,362	$344	$115	$341	$3,162

(1) Accumulated goodwill impairment charges for the Gaming segment as of March 31, 2020 were $989 million.

(9) Software, net
Software, net consisted of the following:

	As of
	March 31, 2020	December 31, 2019
Software	$1,184	$1,173
Accumulated amortization	(936)	(915)
Software, net	$248	$258

The following reflects amortization of software included within D&A:

	Three Months Ended
	March 31,
	2020	2019
Amortization expense	$29	$30

(10) Equity Investments
Equity investments totaled $263 million and $273 million as of March 31, 2020 and December 31, 2019, respectively. We received distributions and dividends totaling $4 million and $7 million during the three months ended March 31, 2020 and 2019, respectively.

(11) Long-Term and Other Debt
Outstanding Debt and Finance Leases

The following table reflects our outstanding debt:

	As of
	March 31, 2020					December 31, 2019
	Final Maturity	Rate(s)	Face value	Unamortized debt discount/premium and deferred financing costs, net	Book value	Book value
Senior Secured Credit Facilities:
SGI Revolver	2024	variable	$155	$—	$155	$195
SGI Term Loan B-5	2024	variable	4,091	(57)	4,034	4,042
SciPlay Revolver	2024	variable	—	—	—	—
SGI Senior Notes:
2025 Secured Notes(1)	2025	5.000%	1,250	(14)	1,236	1,235
2026 Secured Euro Notes(2)	2026	3.375%	356	(4)	352	359
2026 Unsecured Euro Notes(2)	2026	5.500%	274	(4)	270	276
2026 Unsecured Notes	2026	8.250%	1,100	(14)	1,086	1,085
2028 Unsecured Notes	2028	7.000%	700	(10)	690	690
2029 Unsecured Notes	2029	7.250%	500	(7)	493	493
SGI Subordinated Notes:
2021 Notes	2021	6.625%	341	(2)	339	339
Finance lease obligations as of March 31, 2020 payable monthly through 2023 and other(3)	2023	4.652%	10	—	10	11
Total long-term debt outstanding			$8,777	$(112)	$8,665	$8,725
Less: current portion of long-term debt					(45)	(45)
Long-term debt, excluding current portion					$8,620	$8,680
Fair value of debt(4)			$6,631

(1) In connection with the February 2018 Refinancing (see Note 15 in our 2019 Form 10-K), we entered into certain cross-currency interest rate swap agreements to achieve more attractive interest rates by effectively converting $460 million of the fixed-rate, U.S. Dollar-denominated 2025 Secured Notes, including the semi-annual interest payments through October 2023, to a fixed-rate Euro-denominated debt, with a fixed annual weighted average interest rate of approximately 2.946%. These cross-currency swaps have been designated as a hedge of our net investment in certain subsidiaries.
(2) We designated a portion of our 2026 Secured Euro Notes as a net investment non-derivative hedge of our investments in certain of our international subsidiaries that use the Euro as their functional currency in order to reduce the volatility in our operating results caused by the change in foreign currency exchange rates of the Euro relative to the U.S. Dollar (see Note 12 for additional information). The total change in the face value of the 2026 Secured Euro Notes and 2026 Unsecured Euro Notes due to changes in foreign currency exchange rates since the issuance was a reduction of $82 million, of which a $10 million gain was recognized on remeasurement of debt in the Consolidated Statements of Operations for the three months ended March 31, 2020.
(3) Includes $8 million related to certain revenue transactions presented as debt in accordance with ASC 470.
(4) Fair value of our fixed rate and variable interest rate debt is classified within Level 2 in the fair value hierarchy and has been calculated based on the quoted market prices of our securities.

Debt Maturities

Maturities for our outstanding debt were as follows as of March 31, 2020:

Due	Total Principal Due	Series of Debt	Principal Due per Series of Debt
Remainder of 2020	$31	Term Loan B-5	$31
2021	383	Term Loan B-5	42
		2021 Notes	341
2022	42	Term Loan B-5	42
2023	42	Term Loan B-5	42
2024	4,089	Term Loan B-5	3,934
		Drawn Revolving Credit Facility	155
2025 and beyond	4,180	2025 Secured Notes	1,250
		2026 Secured Euro Notes	274
		2026 Unsecured Euro Notes	356
		2026 Unsecured Notes	1,100
		2028 Unsecured Notes	700
		2029 Unsecured Notes	500

We were in compliance with the financial covenants under all debt agreements as of March 31, 2020 (see Note 1 for more detailed disclosure, including the amendment to SGI’s revolving credit facility).

For additional information regarding the terms of our credit facilities, Secured Notes, Unsecured Notes and the 2021 Notes, see Note 15 in our 2019 10-K.

(12) Fair Value Measurements
The fair value of our financial assets and liabilities is determined by reference to market data and other valuation techniques as appropriate. We believe the fair value of our financial instruments, which are principally cash and cash equivalents, restricted cash, receivables, other current assets, accounts payable and accrued liabilities, approximates their recorded values. Our assets and liabilities measured at fair value on a recurring basis are described below.
Derivative Financial Instruments

As of March 31, 2020, we held the following derivative instruments that were accounted for pursuant to ASC 815:

Interest Rate Swap Contracts

We currently use interest rate swap contracts as described below to mitigate gains or losses associated with the change in expected cash flows due to fluctuations in interest rates on our variable rate debt.
In February 2018, we entered into interest rate swap contracts to hedge a portion of our interest expense associated with our variable rate debt to effectively fix the interest rate that we pay. These interest rate swap contracts are designated as cash flow hedges under ASC 815. We pay interest at a weighted-average fixed rate of 2.4418% and receive interest at a variable rate equal to one-month LIBOR. The total notional amount of interest rate swaps outstanding was $800 million as of March 31, 2020. These hedges mature in February 2022.
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
The following table shows the gain (loss) and interest expense recognized on our interest rate swap contracts:

	Three Months Ended
	March 31,
	2020	2019
Loss recorded in accumulated other comprehensive loss, net of tax	$(16)	$(5)
Interest expense recorded related to interest rate swap contracts	2	—

We do not expect to reclassify material amounts from Accumulated other comprehensive loss to interest expense in the next twelve months.

The following table shows the effect of interest rate swap contracts designated as cash flow hedges on the consolidated statements of operations:

	Three Months Ended March 31,
	2020	2019
	Interest expense
Total interest expense which reflects the effects of cash flow hedges	$(124)	$(154)
Hedged item	(5)	(5)
Derivative designated as hedging instrument	3	5

Cross-Currency Interest Rate Swaps
In connection with the February 2018 Refinancing described in Note 15 of our 2019 10-K, we entered into certain cross-currency interest rate swap agreements to achieve more beneficial interest rates by effectively converting $460 million of our fixed-rate U.S. Dollar-denominated 2025 Secured Notes, including the semi-annual interest payments through October 2023, to fixed-rate Euro-denominated debt, with a fixed annual weighted average interest rate of approximately 2.946%. We have designated these cross-currency interest rate swap agreements as a net investment hedge of our investments in certain of our international subsidiaries that use the Euro as their functional currency in order to reduce the volatility in our operating results caused by the changes in foreign currency exchange rates of the Euro relative to the U.S. Dollar.
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

The following table shows the fair value of our hedges:

		As of
	Balance Sheet Line Item	March 31, 2020	December 31, 2019
Interest rate swaps (1)(3)	Other liabilities	$32	$16
Cross-currency interest rate swaps (2)(3)	Other assets	71	41
(1) A loss of $16 million and $6 million for the three months ended March, 31 2020 and 2019, respectively, is reflected in Derivative financial instruments unrealized loss in Other comprehensive (loss) income.
(2) A gain of $30 million and $16 million for the three months ended March, 31 2020 and 2019, respectively, is reflected in Foreign currency translation (loss) gain in Other comprehensive (loss) income.
(3) The inputs used to measure the fair value of our interest rate swap contracts are categorized as Level 2 in the fair value hierarchy.

Net Investment Non-derivative Hedge - 2026 Secured Euro Notes
For the first quarter of 2020, we designated $190 million of our 2026 Secured Euro Notes as a net investment non-derivative hedge of our investments in certain of our international subsidiaries that use the Euro as their functional currency in order to reduce the volatility in our results caused by the changes in foreign currency exchange rates of the Euro relative to the U.S. Dollar.
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
Contingent Consideration Liabilities

In connection with our prior acquisitions, we have recorded certain contingent consideration liabilities, of which the values are primarily based on reaching certain earnings-based metrics. The related liabilities were recorded at fair value on the acquisition date as part of the consideration transferred and are remeasured each reporting period. The inputs used to measure the fair value of our liabilities are categorized as Level 3 in the fair value hierarchy.

Contingent consideration liabilities as of March 31, 2020 are $10 million of which $3 million is included in Accrued liabilities with the remainder included in Other long-term liabilities. Contingent consideration liabilities as of December 31, 2019 were $14 million of which $7 million was included in Accrued liabilities with the remaining balance included in Other long-term liabilities.

(13) Stockholders’ Deficit
Changes in Stockholders’ Deficit
The following tables present certain information regarding our stockholders' deficit as of March 31, 2020 and March 31, 2019.

	Three Months Ended March 31, 2020
	Common Stock	Additional Paid in Capital	Accumulated Loss	Treasury Stock	Accumulated Other Comprehensive Loss	Noncontrolling interest	Total
January 1, 2020	$1	$1,208	$(2,954)	$(175)	$(292)	$104	$(2,108)
Net payment in connection with settlement of stock options and RSUs	—	(1)	—	—	—	—	(1)
Stock-based compensation	—	9	—	—	—	—	9
Net loss	—	—	(159)	—	—	4	(155)
Other comprehensive loss	—	—	—	—	(97)	—	(97)
Impact of ASC 326 adoption	—	—	(6)	—	—	—	(6)
March 31, 2020	$1	$1,216	$(3,119)	$(175)	$(389)	$108	$(2,358)

	Three Months Ended March 31, 2019
	Common Stock	Additional Paid in Capital	Accumulated Loss	Treasury Stock	Accumulated Other Comprehensive Loss	Total
January 1, 2019	$1	$835	$(2,824)	$(175)	$(300)	$(2,463)
Net proceeds of common stock in connection with stock options and RSUs	—	2	—	—	—	2
Stock-based compensation	—	11	—	—	—	11
Net loss	—	—	(24)	—	—	(24)
Other comprehensive income	—	—	—	—	51	51
March 31, 2019	$1	$848	$(2,848)	$(175)	$(249)	$(2,423)

Stock Based Compensation
The following reflects total stock-based compensation expense recognized under all programs:

	Three Months Ended
	March 31,
	2020	2019
Related to SGC stock options	$1	$2
Related to SGC RSUs	9	12
Total	$10	$14

(14) Income Taxes
We consider new evidence (both positive and negative) at each reporting date that could affect our view of the future realization of deferred tax assets. Based upon the evaluation of all available evidence, and considering the projected U.S. pre-tax losses for 2020, we maintain a valuation allowance for certain of our U.S. operations as of March 31, 2020. We also maintain other valuation allowances for certain non-U.S. jurisdictions with cumulative losses.

The effective income tax rates for the three months ended March 31, 2020 and 2019 were (3)% and (18)%, respectively, and were determined using an estimated annual effective tax rate after considering any discrete items for such periods. Due to the aforementioned valuation allowance against certain of our U.S. net deferred tax assets, the effective tax rates for the three months ended March 31, 2020 and 2019 generally do not include the benefits of the U.S. tax losses. We recorded an overall tax expense in both periods due to pre-tax earnings in jurisdictions without valuation allowances. The change in effective tax rates related primarily to the overall mix of income (loss) in our foreign jurisdictions and the increase in unbenefited U.S. pre-tax losses. Additionally, the effective tax rate for the three months ended March 31, 2020 included an unfavorable adjustment for the legacy U.K. Gaming reporting unit goodwill impairment of $54 million, which is not deductible for tax purposes. The tax structure of our SciPlay business was altered as a result of SciPlay’s initial public offering, which was completed on May 7, 2019. For the three months ended March 31, 2020, we recorded a tax provision for our 18% noncontrolling interest in SciPlay.

As discussed in Note 1, the COVID-19 disruptions significantly impacted certain segments of our business during the first quarter of 2020. We considered the COVID-19 disruptions in our ability to realize deferred tax assets in the future and determined that such conditions did not change our overall valuation allowance positions. The U.S. signed into law on March 27, 2020 the CARES Act, which includes various income tax provisions to help stabilize U.S. businesses, including a provision to ease the limitation on deductible interest expense in 2019 and 2020, which will reduce our interest limitation for these years, preserving U.S. net operating losses. We continue to monitor and evaluate the tax implications resulting from the CARES Act and any new legislation passed in response to COVID-19 in the federal, state, and foreign jurisdictions where we have an income tax presence.

(15) Leases
Our total operating lease expenses for the three months ended March 31, 2020 and 2019 were $8 million and $9 million, respectively. The total amount of variable and short term lease payments incurred during the three months ended March 31, 2020 are immaterial.

Supplemental balance sheet and cash flow information related to operating leases is as follows:

	As of
	March 31, 2020	December 31, 2019
Operating lease right-of-use assets(1)	$98	$105
Accrued liabilities	25	26
Operating lease liabilities	81	88
Total operating lease liabilities	$106	$114
Cash paid for amounts included in the measurement of lease liabilities:
Operating cash flows from operating leases for the three month period ended March 31, 2020 and 2019, respectively	$8	$8
Weighted average remaining lease term, years	5	5
Weighted average discount rate	5%	5%
(1) Operating lease right-of use assets obtained in exchange for lease obligations were immaterial.

Lease liability maturities:

	Remainder of 2020	2021	2022	2023	2024	Thereafter	Less Imputed Interest	Total
Operating leases	$22	$26	$21	$16	$13	$23	$(15)	$106

As of March 31, 2020, we did not have material additional operating leases that have not yet commenced.

(16) Litigation
We are involved in various routine and other specific legal proceedings, including the following which are described in Note 21 within our 2019 10-K: the Colombia litigation, SNAI litigation, Washington State Matter and Raqqa Matter. There have been no material changes to these matters since the 2019 10-K was filed with the SEC, except as described below.

We record an accrual for legal contingencies when it is both probable that a liability has been incurred and the amount or range of the loss can be reasonably estimated (although, as discussed below, there may be an exposure to loss in excess of the accrued liability). We evaluate our accruals for legal contingencies at least quarterly and, as appropriate, establish new accruals or adjust existing accruals to reflect (1) the facts and circumstances known to us at the time, including information regarding negotiations, settlements, rulings and other relevant events and developments, (2) the advice and analyses of counsel and (3) the assumptions and judgment of management. Legal costs associated with our legal proceedings are expensed as incurred. We had accrued liabilities of $3 million for all of our legal matters that were contingencies as of March 31, 2020 and December 31, 2019.

Substantially all of our legal contingencies are subject to significant uncertainties and, therefore, determining the likelihood of a loss and/or the measurement of any loss involves a series of complex judgments about future events. Consequently, the ultimate outcomes of our legal contingencies could result in losses in excess of amounts we have accrued. We may be unable to estimate a range of possible losses for some matters pending against us or our subsidiaries, even when the amount of damages claimed against us or our subsidiaries is stated because, among other things: (1) the claimed amount may be exaggerated or unsupported; (2) the claim may be based on a novel legal theory or involve a large number of parties; (3) there may be uncertainty as to the likelihood of a class being certified or the ultimate size of the class; (4) there may be uncertainty as to the outcome of pending appeals or motions; (5) the matter may not have progressed sufficiently through discovery or there may be significant factual or legal issues to be resolved or developed; and/or (6) there may be uncertainty as to the enforceability of legal judgments and outcomes in certain jurisdictions. Other matters have progressed sufficiently that we are able to estimate a range of possible loss. For those legal contingencies disclosed in Note 21 in our 2019 10-K and this Note 16 as well as those related to the previously disclosed settlement agreement entered into in February 2015 with SNAI S.p.a., as to which a loss is reasonably possible, whether in excess of a related accrued liability or where there is no accrued liability, and for which we are able to estimate a range of possible loss, the current estimated range is up to approximately $13 million in excess of the accrued liabilities (if any) related to those legal contingencies. This aggregate range represents management’s estimate of additional possible loss in excess of the accrued liabilities (if any) with respect to these matters based on currently available information, including any damages claimed by the plaintiffs, and is subject to significant judgment and a variety of assumptions and inherent uncertainties. For example, at the time of making an estimate, management may have only preliminary, incomplete, or inaccurate information about the facts underlying a claim; its assumptions about the future rulings of the court or other tribunal on significant issues, or the behavior and incentives of adverse parties, regulators, indemnitors or co-defendants, may prove to be wrong; and the outcomes it is attempting to predict are often not amenable to the use of statistical or other quantitative analytical tools. In addition, from time to time an outcome may occur that management had not accounted for in its estimate because it had considered that outcome to be remote. Furthermore, as noted above, the aggregate range does not include any matters for which we are not able to estimate a range of possible loss. Accordingly, the estimated aggregate range of possible loss does not represent our maximum loss exposure. Any such losses could have a material adverse impact on our results of operations, cash flows or financial condition. The legal proceedings underlying the estimated range will change from time to time, and actual results may vary significantly from the current estimate.

TCS John Huxley Matter

On March 15, 2019, TCS John Huxley America, Inc., TCS John Huxley Europe Ltd., TCS John Huxley Asia Ltd., and Taiwan Fulgent Enterprise Co., Ltd. brought a civil action in the United States District Court for the Northern District of Illinois against SGC, Bally Technologies, Inc. and SG Gaming. In the complaint, the plaintiffs assert federal antitrust claims arising from the defendants’ procurement of particular U.S. and South African patents. The plaintiffs allege that the defendants used those patents to create an allegedly illegal monopoly in the market for automatic card shufflers sold to regulated casinos in the United States. On April 10, 2019, the defendants filed a motion to dismiss the plaintiffs’ complaint with prejudice. On April 25, 2019, the district court denied the defendants’ motion to dismiss without prejudice pursuant to the court’s local rules, after the plaintiffs advised that they intended to file an amended complaint. The plaintiffs filed their amended complaint on May 3, 2019, and on May 22, 2019, the defendants filed a motion to dismiss the plaintiffs’ amended complaint with prejudice. On March 20, 2020, the district court denied the defendants’ motion to dismiss the plaintiffs’ amended complaint, and the case is proceeding. We are currently unable to determine the likelihood of an outcome or estimate a range of reasonably possible loss.

SciPlay IPO Matter (New York)

On or about October 14, 2019, the Police Retirement System of St. Louis filed a putative class action complaint in New York state court against SciPlay, certain of its executives and directors, and SciPlay’s underwriters with respect to its initial public offering (the “PRS Action”). The complaint was amended on November 18, 2019. The plaintiff seeks to represent a class of all persons or entities who acquired Class A common stock of SciPlay pursuant and/or traceable to the Registration Statement filed and issued in connection with SciPlay’s initial public offering, which commenced on or about May 3, 2019. The complaint asserts claims for alleged violations of Sections 11 and 15 of the Securities Act, 15 U.S.C. § 77, and seeks certification of the putative class; compensatory damages of at least $146 million, and the award of the plaintiff’s and the class’s reasonable costs and expenses incurred in the action.

On or about December 9, 2019, Hongwei Li filed a putative class action complaint in New York state court asserting substantively similar causes of action under the Securities Act of 1933 and substantially similar factual allegations as those alleged in the PRS Action (the “Li Action”). On December 18, 2019, the New York state court entered a stipulated order consolidating the PRS Action and the Li Action into a single lawsuit. On December 23, 2019, the defendants moved to dismiss the consolidated action.

We are currently unable to determine the likelihood of an outcome or estimate a range of reasonably possible loss, if any. We believe that the claims in the lawsuit are without merit, and intend to vigorously defend against them.

Sylebra Matter

On October 23, 2019, Sylebra Capital Partners Master Fund, Limited and P Sylebra, Limited (together, “Sylebra”) filed a complaint in Delaware Chancery Court against SGC, SG Gaming, Inc., and certain of SGC’s current and former executives and directors. The complaint asserts claims for alleged breaches of fiduciary duty and alleged aiding and abetting of such alleged breaches of fiduciary duty; for alleged unjust enrichment; for alleged anticipatory breach of Sylebra’s alleged rights under SGC’s prior Restated Certificate of Incorporation (“prior Charter”) and for alleged breach of that prior Charter; for alleged violations of certain Delaware statutes; and for alleged tortious interference with contract. The complaint seeks injunctive relief, declaratory relief, money damages, and the award of the plaintiffs’ costs and expenses incurred in the action. On December 20, 2019, the defendants filed a motion to dismiss Sylebra’s complaint. In response, on January 27, 2020, Sylebra filed an amended complaint, and on February 28, 2020, the defendants filed a motion to dismiss Sylebra’s amended complaint. We are currently unable to determine the likelihood of an outcome or estimate a range of reasonably possible losses, if any. We believe that the claims in the lawsuit are without merit, and intend to vigorously defend against them.

SciPlay IPO Matter (Nevada)

On or about November 4, 2019, plaintiff John Good filed a putative class action complaint in Nevada state court against SciPlay, certain of its executives and directors, SGC, and SciPlay’s underwriters with respect to SciPlay’s initial public offering. The plaintiff seeks to represent a class of all persons who purchased Class A common stock of SciPlay in or traceable to SciPlay’s initial public offering that it completed on or about May 7, 2019. The complaint asserts claims for alleged violations of Sections 11 and 15 of the Securities Act, 15 U.S.C. § 77, and seeks certification of the putative class; compensatory damages, and the award of the plaintiff’s and the class’s reasonable costs and expenses incurred in the action. On February 27, 2020, the trial court entered a stipulated order that, among other things, stayed the lawsuit pending entry of an order resolving the motion to dismiss that is pending in the SciPlay initial public offering matter in New York state court. We are currently unable to determine the likelihood of an outcome or estimate a range of reasonably possible losses, if any. We believe that the claims in the lawsuit are without merit, and intend to vigorously defend against them.

For additional information regarding our pending litigation matters, see Note 21 in our 2019 10-K.

Item 2. MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS
The following discussion is intended to enhance the reader's understanding of our operations and current business environment and should be read in conjunction with the description of our business included under Part I, Item 1 “Condensed Consolidated Financial Statements” and Part II, Item 1A “Risk Factors” in this Quarterly Report on Form 10-Q and under Part I, Item 1 “Business,” and Item 1A “Risk Factors” and Part II, Item 7 “Management’s Discussion and Analysis of Financial Condition and Results of Operations” included in our 2019 10-K.
This “Management's Discussion and Analysis of Financial Condition and Results of Operations” (“MD&A”) contains forward-looking statements within the meaning of the Private Securities Litigation Reform Act of 1995 and should be read in conjunction with the disclosures and information contained and referenced under “Forward-Looking Statements” and “Risk Factors” included in this Quarterly Report on Form 10-Q and “Risk Factors” included in our 2019 10-K. As used in this MD&A, the terms “we,” “us,” “our” and the “Company” mean SGC together with its consolidated subsidiaries.

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
Recent Events — Impact of COVID-19
In March 2020, the World Health Organization declared the rapidly spreading COVID-19 outbreak a pandemic. In response to the COVID-19 pandemic, governments across the world implemented measures to prevent its spread including the temporary closure of all non-essential businesses and travel restrictions, which are affecting our business segments in a number of ways. These measures include, but are not limited to, the temporary closure of a substantial amount of gaming operations establishments and disruptions to lottery operations on a jurisdiction-by-jurisdiction basis.

Impact on Business Operations and Financial Results

Our Gaming business is especially impacted due to the widespread temporary closures of a substantial number of gaming operations establishments coupled with the global economic uncertainty. Our Participation gaming business revenue and cash flows have been significantly affected, as they are largely driven by players’ disposable incomes and level of gaming activity, along with an impact on short-term rentals of both gaming equipment and table products. As the level of play declines due to casino closures or quarantines (whether self-imposed or imposed by governments), there is a directly correlated decline in our Participation gaming business. Additionally, our gaming machine and table product sales largely depend on our customers’ liquidity and operating results, which could significantly impact the replacement cycle and demand for gaming machines, table products and opportunities from new or expanded markets. Further, we have granted customer concessions for a portion of the time for which such customers’ operations were impacted by closures or quarantines. Also, based on historical gaming customers’ orders and our manufacturing capacity, a substantial portion of gaming machine sales are fulfilled in the third month of each quarter. Accordingly gaming machine sales revenues were particularly impacted beginning in the later part of the first quarter.

Our Lottery business was also affected as certain lottery retail establishments are temporarily closed and others are experiencing the general slowdown due to lower foot traffic and reduced spending by end players, resulting in a lower level of lottery ticket purchases, which most immediately impacts certain of our European markets due to lock-down and our SGEP revenue and cash flows and also our cash flows from POS instant tickets arrangements as such amounts are not payable to us until the ticket sells through the retail channel.

The temporary closure of gaming operations, disruptions to lottery operations, travel restrictions, cancellation of sporting events, expected lower disposable incomes of consumers and adverse impact on our casino and gaming customers’ liquidity and financial results caused by the COVID-19 pandemic, had and continues to have an adverse effect on our results of operations, cash flows and financial condition into the second quarter and potentially into the second half of 2020 and beyond.

We are unable to determine the ultimate magnitude and the length of time that these disruptions will continue to impact our future results of operations, cash flows and financial condition, which will depend, among other factors, on the currently unknowable duration of the COVID-19 pandemic, the impact of governmental regulations and actions that might be imposed in response to the pandemic and the pace of overall recovery of gaming and lottery operations globally. We have implemented a number of measures to reduce operating costs and conserve liquidity. These include measures such as: reductions in both salaries and workforce, including voluntary 50% or greater reductions in salaries by our executive leadership team (100% as to our President and Chief Executive Officer), unpaid employee furloughs, temporary elimination of 401(k) matching among other compensation and benefits reductions and deferral of all non-essential operating and capital expenditures. We are also engaging with our vendors to negotiate concessions on the timing and amount of payments to preserve liquidity through the COVID-19 disruption period. These measures are expected to result in more than $50 million in cost savings in the second quarter of 2020, while capital expenditures in the second quarter of 2020 are expected to be approximately $50 million lower than previously planned, with many of these actions resulting in a lower future cost structure.

Impact on Liquidity

On May 8, 2020, SGC and the requisite lenders under SGI’s revolving credit facility entered into the Credit Agreement Amendment that, among other things, implements a financial covenant relief period through the end of the first quarter ending March 31, 2021 (the “Covenant Relief Period”), as a result of which SGI is not required to maintain compliance with the consolidated net first lien leverage ratio covenant during the Covenant Relief Period, imposes a minimum liquidity requirement (excluding SciPlay) of at least $275 million during the Covenant Relief Period, with a potential step-down to at least $200 million for April and May 2021, and further restricts our ability to incur indebtedness and liens, make restricted payments and investments and prepay junior indebtedness during the Covenant Relief Period, subject to certain exceptions and further subject, in some instances, to maintaining minimum liquidity (excluding SciPlay) of at least $400 million. See Note 1 for additional details regarding the Credit Agreement Amendment.

As of March 31, 2020, our total available liquidity (excluding our SciPlay business segment) was $684 million, which included $483 million of undrawn availability under SGI’s revolving credit facility. On April 9, 2020, we borrowed $480 million under SGI’s revolving credit facility, which was substantially all of the remaining availability thereunder. We continue to actively manage our daily cash flows and continue to evaluate additional measures that will reduce operating costs and conserve cash. We believe that, based on our current projections, we will have sufficient liquidity for a period of at least one year.

Segments
We report our operations in four business segments - Gaming, Lottery, SciPlay and Digital - representing our different products and services. See “- Business Segments Results” below and Note 3 for additional business segment information.
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

	Three Months Ended
	March 31,
	2020		2019
($ in millions)	Revenue	% Consolidated Revenue	Revenue	% Consolidated Revenue
Foreign Currency:
British Pound Sterling	$85	12%	$85	10%
Euro	63	9%	56	7%
Australian Dollar	19	3%	16	2%
We also have foreign currency exposure related to certain of our equity investments, cross-currency interest rate swaps, and Euro-denominated debt. See “Risk Factors” under Part II, Item 1A in this Quarterly Report on Form 10-Q and Part I, Item 1A in our 2019 10-K and “Consolidated Results — Other Factors Affecting 2019 and 2018 Net Loss Comparability— Foreign exchange” under Item 7 in our 2019 10-K and Item 3 “Quantitative and Qualitative Disclosures about Market Risk” in this Quarterly Report on Form 10-Q.

CONSOLIDATED RESULTS

	Three Months Ended March 31,		Variance
($ in millions)	2020	2019	2020 vs. 2019
Total revenue	$725	$837	$(112)	(13)%
Total operating expenses	757	714	43	6%
Operating (loss) income	(32)	123	(155)	(126)%
Net loss before income taxes	(151)	(20)	(131)	655%
Net loss	(155)	(24)	(131)	546%
Net loss attributable to SGC	$(159)	$(24)	$(135)	563%

Revenue
As described in the “Recent Events – Impact of COVID-19” section above, our total revenue, specifically revenues for the Gaming business segment, was adversely impacted by COVID-19 disruptions. Additionally, Gaming revenue reflects lower system revenues primarily due to completion of certain Canadian systems launches that we benefited from in the prior year, while Lottery revenue reflects approximately $9 million in lower equipment sales in the current year period.
Operating Expenses

	Three Months Ended March 31,		Variance
($ in millions)	2020	2019	2020 vs. 2019
Operating expenses:
Cost of services	$130	$133	$(3)	(2)%
Cost of product sales	91	107	(16)	(15)%
Cost of instant products	73	67	6	9%
SG&A	198	186	12	6%
R&D	51	49	2	4%
D&A	138	165	(27)	(16)%
Goodwill impairment	54	—	54	nm
Restructuring and other	22	7	15	214%
Total operating expenses	$757	$714	$43	6%

nm = not meaningful.

Cost of Revenue
Cost of revenue decreased primarily as a result of lower Gaming and Lottery cost of revenue correlated with a decrease in revenue due to the COVID-19 disruptions described above. Additionally, cost of product sales includes approximately $9 million in Gaming segment inventory write down primarily due to a forecasted decrease in demand for certain platforms as we believe that our customers will extend replacement cycles to preserve their liquidity following their return to operations post COVID-19.
SG&A
SG&A increased primarily due to a $28 million increase in Gaming business segment allowance for credit losses that reflects forecasted credit deterioration due to the COVID-19 disruptions generally and credit weakness specifically in our Latin America receivables portfolio, which was partially offset by $7 million in lower incentive compensation and $6 million in lower SciPlay SG&A due to lower marketing and advertising costs associated with player acquisitions.
D&A
The decrease in D&A was primarily due to certain Gaming intangible assets and software becoming fully amortized during 2019.
Goodwill Impairment
Goodwill impairment recorded during the quarter was related to our legacy U.K. Gaming reporting unit (see Note 8).
Restructuring and Other
The increase in restructuring and other is primarily due to severance and related charges associated with COVID-19 disruptions (see Note 4).
Other Factors Affecting Net Loss Attributable to SGC

	Three Months Ended March 31,		Factors Affecting Net Loss Attributable to SGC
(in millions)	2020	2019	2020 vs. 2019
Interest expense	$124	$154	A decrease in interest expense for the three months ended March 31, 2020 reflects lower cash interest costs due to the latest refinancing activities.
Net income attributable to noncontrolling interest	4	—	The three-month period ended March 31, 2020 reflects SciPlay noncontrolling interest.

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
We generate Gaming revenue from both services and product sales. Our services revenue includes revenue earned from Participation gaming machines, other leased gaming machines (including VLTs and electronic table games), supplied table products and services (including Shufflers), casino management technology solutions and systems, and other services revenues. Our product sales revenue includes the sale of new and used gaming machines, electronic table games, VLTs and VGTs, casino-management technology solutions and systems, table products, proprietary table game licensing, conversion kits (including game, hardware or operating system conversions) and spare parts.

For additional information, refer to the Gaming primary business activities summary included within “Business Segment Results” under Item 7 of our 2019 10-K.
Current Year Update

See the “Recent Events – Impact of COVID-19” section above for a description of the COVID-19 impact on our Gaming business segment, which had an adverse effect on our results of operations and cash flows in the first quarter and is continuing into the second quarter and potentially into the second half of 2020 and beyond. In addition to the adverse effect of COVID-19, we anticipate challenges in our gaming operations as corporate consolidations continue and decline in our gaming systems products and services due to certain large Canadian contracts that were completed in 2019.

Three Months Ended March 31, 2020 Compared to Three Months Ended March 31, 2019

Results of Operations and Key Performance Indicators

Revenue

	Three Months Ended March 31,		Variance
($ in millions)	2020	2019	2020 vs. 2019
Revenue:
Gaming operations	$119	$152	$(33)	(22)%
Gaming machine sales	92	136	(44)	(32)%
Gaming systems	55	74	(19)	(26)%
Table products	52	60	(8)	(13)%
Total revenue	$318	$422	$(104)	(25)%

F/X impact on revenue	$(1)	$(4)	$3	(75)%

KPIs:
U.S. and Canada units:
Installed base at period end	30,469	32,958	(2,489)	(8)%
Average daily revenue per unit	$31.28	$38.46	$(7.18)	(19)%

International units(1):
Installed base at period end	34,372	33,950	422	1%
Average daily revenue per unit	$8.23	$11.43	$(3.20)	(28)%

Gaming machine unit sales:
U.S. and Canada new unit shipments	2,890	4,801	(1,911)	(40)%
International new unit shipments	2,003	2,083	(80)	(4)%
Total new unit shipments	4,893	6,884	(1,991)	(29)%
Average sales price per new unit	$15,872	$17,140	$(1,268)	(7)%
(1) Excludes the impact of game content licensing revenue.

All of our Gaming revenue was negatively impacted by the COVID-19 disruptions that resulted in temporary closures of a substantial number of gaming operations establishments in various jurisdictions globally, as described in the “Recent Events – Impact of COVID-19” section above.

Gaming Operations

Gaming operations revenue decreased due to a 2,489-unit decrease in the installed base in the U.S. and Canada coupled with decreases in both U.S. and Canada and International average daily revenues of $7.18 per unit and $3.20 per unit, respectively, largely due to the COVID-19 disruptions described above. These decreases were partially offset by a 422-unit increase in the International installed base primarily due to higher installed units in the Latin America and Europe regions, which was partially offset by a decrease in the U.K. installed units due to the closure of the LBO shops.

Gaming Machine Sales

Gaming machine sales revenue decreased due to a 1,911-unit decrease in U.S. and Canada new unit shipments coupled with a $1,268 decrease in the average sales price per unit primarily due to the impact of COVID-19 as described above.

The following table summarizes Gaming machine sales changes:

	Three Months Ended March 31,		Variance
	2020	2019	2020 vs. 2019
U.S. and Canada unit shipments:
Replacement units	1,744	3,194	(1,450)	(45)%
Casino opening and expansion units	1,146	1,607	(461)	(29)%
Total unit shipments	2,890	4,801	(1,911)	(40)%

International unit shipments:
Replacement units	1,827	2,083	(256)	(12)%
Casino opening and expansion units	176	—	176	nm
Total unit shipments	2,003	2,083	(80)	(4)%
nm = not meaningful.

Operating Expenses and AEBITDA
The increase in operating expenses and decrease in AEBITDA and AEBITDA as a percentage of revenue (“AEBITDA margin”) are primarily attributable to the COVID-19 disruptions described in the “Recent Events – Impact of COVID-19” section, resulting in a significant decrease in revenue. Operating expenses for the current period also reflect a $54 million goodwill impairment charge, a $28 million increase in allowance for credit losses that reflects forecasted credit deterioration due to the COVID-19 disruptions and in particular the worsening of the expected credit position in our Latin America receivables portfolio, a $9 million charge to cost of products due to a decrease in anticipated demand for certain platforms, and a $10 million increase in restructuring and other charges, which was partially offset by a $23 million reduction in D&A as a result of certain acquired intangible assets becoming fully depreciated during 2019.
AEBITDA margin decreased by 21 percentage points to 30%.

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
Our systems-based services and product sales business provides customized computer software, software support, equipment and data communication services, and keno to lotteries. In the U.S., we typically provide the necessary point-of-sale terminals and equipment, software and maintenance services on a Participation basis under long-term contracts that typically have an initial term of at least five years. Internationally, we typically sell our point-of-sale terminals and/or computer software to lottery authorities and may provide ongoing fee-based systems maintenance and software support services. Refer to the Lottery primary business activities summary included within “Business Segment Results” under Item 7 of our 2019 10-K.
Current Year Update
See “Recent Events – Impact of COVID-19” section above for a description of the COVID-19 impact on our Lottery business segment, which had and will have an adverse effect on our results of operations and cash flows continuing into the second quarter and potentially into the second half of 2020 and beyond. In addition to the adverse effect of COVID-19, we believe we will continue to face intense price-based competition in our Lottery business in 2020 and beyond. In the near term, we also expect to see an increase in the number of jurisdictions that seek to privatize or outsource lottery operations and to face strong competition from both traditional and new competitors with respect to these opportunities. In addition, we anticipate that lottery requests for proposals, specifically those for private management agreements and certain of our international customers, could increasingly include terms that expose us to increased risk, such as requiring the guarantee of specific income thresholds or significant upfront payments.

Three Months Ended March 31, 2020 Compared to Three Months Ended March 31, 2019

Results of Operations and Key Performance Indicators

Revenue

	Three Months Ended March 31,		Variance
($ in millions)	2020	2019	2020 vs. 2019
Revenue:
Instant products	$136	$140	$(4)	(3)%
Lottery systems	76	87	(11)	(13)%
Total revenue	$212	$227	$(15)	(7)%

F/X impact on revenue	$(1)	$(2)	$1	(50)%

The decrease in instant products revenue is primarily due to the negative impact from COVID-19 disruptions, which resulted in a lower level of lottery ticket sales and to a lesser extent a less profitable revenue mix among our different lottery instant ticket programs. The decrease in lottery systems revenue is primarily due to lower domestic equipment sales.
AEBITDA and AEBITDA margin decreases are correlated with the decrease of lottery ticket retail sales not only on its impact on revenue described above, but also with the impact COVID-19 disruptions had on our joint ventures (particularly LNS our Italy joint venture), coupled with the less profitable revenue mix. AEBITDA margin decreased by 9 percentage points to 37%.
SCIPLAY
We generate revenue in our SciPlay business segment from the sale of virtual coins, chips and bingo cards (collectively referred to as “coins, chips and cards”), which players can use to play casino-style slot games, table games and bingo games (i.e., spin in the case of casino-style slot games, bet in the case of table games and use of bingo cards in the case of bingo games). We distribute our games through various global social web and mobile platforms such as Facebook, Apple, Google and Amazon, with some of our games available on Microsoft and other web and mobile platforms. The games are primarily our WMS®, Bally®, Barcrest®, and SHFL® branded games. We offer both third-party branded games and original content.
Our apps include Jackpot Party® Casino, Gold Fish® Casino, Quick Hit® Slots, Hot Shot Casino®, Bingo ShowdownTM, 88 Fortunes®, and MONOPOLY Slots on various platforms referenced above.
Current Year Update
While the COVID-19 disruptions did not materially affect SciPlay’s first quarter 2020 results (see the “Recent Events – Impact of COVID-19” section above), sustained consumer unease, lower discretionary spending and shelter-in-place orders may impact SciPlay’s results of operations in the second quarter of 2020 and beyond. Many of SciPlay’s current and potential players may have significantly more free time to play games, however they may also experience sustained consumer unease and have lower discretionary income. Beginning late March, we have experienced increased player engagement as a result of the stay at home measures across U.S.

During the first quarter of 2020, SciPlay deployed significant updates across a number of its portfolio games, and SciPlay continues testing in certain international markets in order to position itself for international expansion. SciPlay expects to begin deployment of updates across the rest of the games starting in the third quarter of 2020.

Three Months Ended March 31, 2020 Compared to Three Months Ended March 31, 2019

Results of Operations and Key Performance Indicators

Revenue

	Three Months Ended March 31,		Variance
($ in millions)	2020	2019	2020 vs. 2019
Revenue:
Mobile	$101	$97	$4	4%
Web and other	17	21	(4)	(19)%
Total revenue	$118	$118	$—	—%

KPIs:
SciPlay business segment:
Mobile Penetration(1)	85%	82%	3pp	nm
Average MAU(2)	7.5	8.4	(0.9)	(11)%
Average DAU(3)	2.6	2.7	(0.1)	(4)%
ARPDAU(4)	$0.49	$0.48	$0.01	2%
nm = not meaningful.
pp = percentage points.
(1) Mobile penetration is defined as the percentage of business to consumer SciPlay gaming revenue generated from mobile platforms.
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

Mobile platform revenue increased primarily due to the ongoing popularity of Jackpot Party Casino and MONOPOLY Slots. Web platform revenue decreased due to a decline in player levels as a result of player migration to mobile platforms.

Average MAU and average DAU decreased due to turnover in users while paying users stayed consistent. Consequently, ARPDAU increased due to decreased average MAU and average DAU base.
Operating Expenses and AEBITDA
The decrease in operating expenses is primarily due to a $7 million decrease in IP charges paid to the Gaming business segment and a $6 million decrease in marketing and advertising costs, which are reflected in increases in AEBITDA and AEBITDA margin. AEBITDA margin increased 8 percentage points to 29%.
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

Current Year Update

•While the impact of the COVID-19 disruptions was not material on our first quarter 2020 revenue, continued closure of gaming facilities, cancellations of sporting events, consumer unease and lower discretionary spending will have a greater negative impact on our customers’ operations and consequently our results of operations as a significant portion of our gaming and sports revenue is based on the volume of wagers generated by our customers.
•We continue to expand our customer base and capitalize on both iGaming and sports opportunities in the U.S. by leveraging our industry leading platforms, content and solutions.

Three Months Ended March 31, 2020 Compared to Three Months Ended March 31, 2019

Results of Operations and Key Performance Indicators

Revenue and AEBITDA

	Three Months Ended March 31,		Variance
($ in millions)	2020	2019	2020 vs. 2019
Revenue:
Sports and platform	$38	$30	$8	27%
Gaming and other	39	40	(1)	(3)%
Total revenue	$77	$70	$7	10%

F/X impact on revenue	$—	$(4)	$4	(100)%

KPIs:
Gaming - Key Performance Indicators:
Wagers processed through OGS (in billions)	$9.9	$8.9	$1.0	11%

The increase in Sports and platform revenue and Digital AEBITDA was primarily due to a cancellation fee associated with certain legacy agreements that were modified in the current period and to a lesser extent lower compensation costs as Digital continues to execute on scaling its business.
RECENTLY ISSUED ACCOUNTING GUIDANCE

We do not expect that any recently issued accounting guidance will have a significant effect on our consolidated financial statements.

CRITICAL ACCOUNTING ESTIMATES
For a description of our policies regarding our critical accounting estimates, see “Critical Accounting Estimates” in “Item 7. Management's Discussion and Analysis of Financial Condition and Results of Operations” included in our 2019 10-K.
Goodwill Impairment Assessment Update
As disclosed in our 2019 10-K, goodwill is tested for impairment at the reporting unit level annually on October 1 and between annual tests if an event occurs or circumstances change that would more likely than not reduce the fair value of a reporting unit below its carrying value. These events or circumstances could include a significant change in the business climate, legal factors, operating performance indicators, competition, sale or disposition of a significant portion of a reporting unit or a sustained decrease in stock price.

As described in the “Recent Events – Impact of COVID-19” section above, the COVID-19 pandemic had and continues to have an adverse effect on our results of operations, cash flows and financial condition and has resulted in significant volatility in global markets, including our stock price. While we do not believe these trends are long lasting nor that the magnitude of the decrease in our stock price and fair value of our debt during the first quarter is indicative of the fair values of our reporting units decreasing below their carrying values, we are unable to determine the ultimate magnitude and the length of time that these disruptions will continue to impact our future results of operations, cash flows and financial condition.

We assessed our estimated fair values of the reporting units as of October 1, 2019 compared to the total enterprise value using the average stock price and the fair value of our debt as of March 31, 2020 (prior to and during the COVID-19 disruptions), and concluded that such analysis does not indicate that estimated fair values for all of our reporting units, other than for our legacy U.K. Gaming reporting unit, more likely than not decreased below those reporting units’ carrying values. Accordingly, we determined the COVID-19 disruptions do not trigger an impairment at March 31, 2020 for reporting units other than our legacy U.K. Gaming reporting unit; however this could change in the future depending on prevailing conditions and changes in our current estimates of the timing and magnitude of the economic recovery following the COVID-19 disruptions.

As noted above and as described in Note 8, we determined that our legacy U.K. Gaming reporting unit’s goodwill was impaired during the first quarter. We believe the COVID-19 disruptions impacting our Gaming segment reporting units necessitated a supplemental analysis of the underlying goodwill carrying amounts to determine whether a full quantitative assessment was warranted. We believe the impact of the COVID-19 disruptions on our reporting units outside our Gaming segment does not reach a level that triggers a quantitative test at this time as there was significant cushion calculated as of our latest full quantitative valuation in the 2019 annual impairment test and the supplemental sensitivity analysis described below corroborated that there continued to be sufficient cushion as of March 31, 2020.

The supplemental analysis of the likelihood of impairment in the Gaming segment reporting units described in the preceding paragraph leveraged the full quantitative valuations prepared in the fourth quarter of 2019 as the base, and included a sensitivity analysis eliminating all cash flows from 2020 and reduced 2021 cash flows by 50%, with operations returning to a normal level in 2022. This sensitivity analysis indicated a fair value cushion exceeding 20% in each of our Gaming segment reporting units other than our legacy U.K. Gaming reporting unit. As a result, we believe that it is not more likely than not that impairment exists in the reporting units in our Gaming segment (other than our legacy U.K. Gaming reporting unit). We also believe there to be an elevated risk of goodwill impairment for the unimpaired Gaming segment reporting units if the adverse impact of the COVID-19 disruptions or overall recovery for these reporting units sustains over an extended period of time.

The following table summarizes goodwill balances and cushions based on the latest annual goodwill test for all of our Gaming segment reporting units other than our legacy U.K. Gaming reporting unit:

Reporting Unit:	March 31, 2020 Goodwill Balance (in millions)	FY 2019 Goodwill Testing Percentage Cushion
SG Gaming	$1,568	51%
Casino Management Systems	388	49%
Table Products	297	102%

As disclosed in Note 8, based on the results of our interim goodwill impairment test for our legacy U.K. Gaming reporting unit, we recorded a partial goodwill impairment charge of $54 million. We estimated the fair value of the legacy U.K. Gaming reporting unit using both an income approach that analyzed a range of projected discounted cash flows and a market approach that considered comparable public companies.

Performing a discounted cash flow analysis requires the use of significant judgments, including: (1) estimation of future cash flows dependent on internal forecasts, (2) estimation of the long-term rate of growth for our business, (3) the relative risk of achieving those cash flows, and (4) determination of our weighted average cost of capital, all of which are subject to overall uncertainty about the magnitude and duration of the COVID-19 disruptions. When using the market approach, we make judgments about the comparability of publicly traded companies engaged in similar businesses or public transactions information for similar businesses. We base our judgments on factors such as size, growth rates, profitability, risk, and return on investment. We also make judgments when adjusting market multiples of revenue, and earnings for these companies to reflect their relative similarity to our business. Refer to Note 8 for key estimates and assumptions used in the discounted cash flow analysis for our legacy U.K. Gaming reporting unit.

The remaining Goodwill balance for our legacy U.K. Gaming reporting unit as of March 31, 2020 was $109 million. Any future adverse changes in projections for future operating results or other key assumptions, such as projected revenue, profit margin, capital expenditures or cash flows associated with investments included in our estimation of fair value for our legacy U.K. Gaming reporting unit could lead to additional future goodwill impairments, which could be material.

Other than our update to the goodwill impairment assessment above, there have been no significant changes in our critical accounting estimate policies or the application or the results of the application of those policies to our condensed consolidated financial statements from those presented in “Item 7. Management's Discussion and Analysis of Financial Condition and Results of Operations” included in our 2019 10-K.

LIQUIDITY, CAPITAL RESOURCES AND WORKING CAPITAL
Cash and Available Liquidity
As of March 31, 2020, our principal sources of liquidity, other than cash flows provided by operating activities, were cash and cash equivalents, including SciPlay cash and cash equivalents (for our SciPlay business segment), and amounts available under the SGI revolving credit facility and the SciPlay Revolver (for our SciPlay business segment) discussed below under “Credit Agreement and Other Debt”.
Cash and Available Revolver Capacity

(in millions)	Cash and cash equivalents	Revolver capacity	Revolver capacity drawn or committed to letters of credit	Total
SGC (excluding SciPlay)	$201	$650	$(167)	$684
SciPlay	133	150	—	283
Total as of March 31, 2020	$334	$800	$(167)	$967

SGC (excluding SciPlay)	$202	$650	$(207)	$645
SciPlay	111	150	—	261
Total as of December 31, 2019	$313	$800	$(207)	$906

On April 9, 2020, we borrowed $480 million under SGI’s revolving credit facility, which was substantially all of the remaining availability thereunder.
On May 8, 2020, the Company and the requisite lenders under SGI’s revolving credit facility entered into the Credit Agreement Amendment that, among other things, implements a financial covenant relief period through the end of the first quarter ending March 31, 2021 (the “Covenant Relief Period”), as a result of which SGI is not required to maintain compliance with the consolidated net first lien leverage ratio covenant during the Covenant Relief Period, imposes a minimum liquidity requirement (excluding SciPlay) of at least $275 million during the Covenant Relief Period, with a potential step-down to at least $200 million for April and May 2021, and further restricts our ability to incur indebtedness and liens, make restricted payments and investments and prepay junior indebtedness during the Covenant Relief Period, subject to certain exceptions and further subject in some instances to maintaining minimum liquidity (excluding SciPlay) of at least $400 million. See Note 1 for additional details regarding the Credit Agreement Amendment.
Total cash held by our foreign subsidiaries was $128 million and $112 million as of March 31, 2020 and December 31, 2019, respectively. We believe that substantially all cash held outside the U.S. is free from legal encumbrances or similar restrictions that would prevent it from being available to meet our global liquidity needs.
Our Gaming operations and Lottery systems businesses generally require significant upfront capital expenditures, and we may need to incur additional capital expenditures in order to retain or win new contracts. Our ability to make payments on and to refinance our indebtedness and other obligations depends on our ability to generate cash in the future. We may also, from time to time, repurchase or otherwise retire or refinance our debt, through our subsidiaries or otherwise. In the event we pursue significant acquisitions or other expansion opportunities, we may need to raise additional capital. If we do not have adequate liquidity to support these activities, we may be unable to obtain financing for these cash needs on favorable terms or at all. For additional information regarding our cash needs and related risks, see “Risk Factors” under Part II, Item 1A in this Quarterly Report on Form 10-Q and under Part I, Item 1A in our 2019 10-K.
In addition, Lottery customers in the U.S. generally require service providers to provide performance bonds in connection with the relevant contract. As of March 31, 2020 our outstanding performance bonds totaled $261 million. Our ability to obtain performance bonds on commercially reasonable terms is subject to our financial condition and to prevailing market conditions, which may be impacted by economic and political events. Although we have not experienced difficulty in obtaining such bonds to date, we cannot assure that we will continue to be able to obtain performance bonds on commercially reasonable terms, or at all. For additional information regarding our surety or performance bonds in connection with our contracts, see “Risk Factors” under Part II, Item 1A in this Quarterly Report on Form 10-Q and under Part I, Item 1A in our 2019 10-K.
As described in Note 1 in our 2019 10-K, on May 7, 2019 we received $312 million in proceeds from the SciPlay offering (net of $30 million used by SciPlay to pay the initial public offering related expenses with the balance being retained by SciPlay for general corporate purposes). The ability of SciPlay to pay dividends or make other distributions to us, or to amend the agreements between SciPlay and us and our other subsidiaries, may be limited by the terms of the SciPlay Revolver or the terms of any future indebtedness that SciPlay may incur. For additional details see “Liquidity, Capital Resources and Working Capital” section in our 2019 10-K.

Cash Flow Summary

	Three Months Ended March 31,		Variance
($ in millions)	2020	2019	2020 vs. 2019
Net cash provided by operating activities	$120	$167	$(47)
Net cash used in investing activities	(31)	(64)	33
Net cash (used in) provided by financing activities	(59)	942	(1,001)
Effect of exchange rate changes on cash, cash equivalents and restricted cash	(5)	1	(6)
Increase in cash, cash equivalents and restricted cash	$25	$1,046	$(1,021)

Cash Flows from Operating Activities

	Three Months Ended March 31,		Variance
($ in millions)	2020	2019	2020 vs. 2019
Net loss	$(155)	$(24)	$(131)
Adjustments to reconcile net loss to cash flows from operations	243	179	64
Changes in working capital accounts	25	6	19
Changes in deferred income taxes and other	7	6	1

Net cash provided by operating activities decreased primarily due to a $67 million decrease in earnings (after adjustments to reconcile net loss to cash flows from operations) partially offset by a $20 million favorable change in working capital accounts and other. Changes in working capital accounts for the three months ended March 31, 2020 were primarily driven by strong receivables collections on our fourth quarter 2019 sales and lower billings after the closures as a result of the COVID-19 pandemic.
Cash Flows from Investing Activities
Net cash used in investing activities decreased primarily due to lower capital expenditures coupled with the proceeds from the sale of certain properties in Chicago. Capital expenditures are composed of investments in systems, equipment and other assets related to contracts, property and equipment, intangible assets and software.
Cash Flows from Financing Activities
Net cash provided by financing activities decreased primarily due to the proceeds of $1,100 million related to 2026 Unsecured Notes during the first quarter of 2019.
Summarized Financial Information of the Obligor Group
We conduct substantially all of our business through our U.S. and foreign subsidiaries. As of March 31, 2020, our obligations under the 2021 Notes, the 2025 Secured Notes, the 2026 Secured Euro Notes, the 2026 Unsecured Euro Notes, the 2026 Unsecured Notes, the 2028 Unsecured Notes, and the 2029 Unsecured Notes were fully and unconditionally and jointly and severally guaranteed by the SGC and the Guarantors subsidiaries other than SGI, of which the 2021 Notes are a registered security. The guarantees of our 2021 Notes, 2025 Secured Notes, 2026 Secured Euro Notes, 2026 Unsecured Euro Notes, 2026 Unsecured Notes, 2028 Unsecured Notes, and 2029 Unsecured Notes will terminate under the following customary circumstances: (1) the sale or disposition of the capital stock of the guarantor (including by consolidation or merger of the guarantor into another person); (2) the liquidation or dissolution of the guarantor; (3) the defeasance or satisfaction and discharge of the notes; (4) the release of the guarantor from any guarantees of indebtedness; and (5) the proper designation of the guarantor as an unrestricted subsidiary pursuant to the indenture governing the respective Notes.

During the first quarter of 2020, the SEC amended the financial disclosure requirements for guarantors and issuers of guaranteed securities registered or being registered as set forth in Rule 3-10 of Regulation S-X. The amendment is effective on January 4, 2021; however, voluntary compliance with the amended rules is permitted in advance of the effective date. We elected to voluntarily comply with the amended regulation effective with this Form 10-Q.

In accordance with the amended regulation, the tables below represent the parent company, issuer and guarantor subsidiaries (collectively referred to as the Obligor Group) combined summarized financial information as of March 31, 2020 and December 31, 2019 and for the three and twelve months ended March 31, 2020 and December 31, 2019, respectively. The summarized financial information was derived from the same internal accounting records used to prepare SGC’s consolidated financial statements and are presented on a cost basis. All intercompany balances have been eliminated.

OBLIGOR GROUP SUMMARIZED BALANCE SHEET
	As of
	March 31, 2020	December 31, 2019
Assets:
Current Assets	$743	$860
Non-current assets(1)	3,898	3,941
Total assets	$4,641	$4,801
Liabilities:
Current liabilities	$506	$529
Non-current liabilities	8,944	9,003
Total liabilities	$9,450	$9,532
(1) Includes $2,137 of Goodwill as of March 31, 2020 and December 31, 2019.

OBLIGOR GROUP SUMMARIZED STATEMENT OF OPERATIONS
	Three months ended March 31, 2020	Year ended December 31, 2019
Revenue	$335	$1,688
Cost of services, cost of product sales and cost of instant products(1)	138	462
Operating (loss) income	(40)	313
Net loss	(157)	(357)
(1) Excludes D&A.
 Credit Agreement and Other Debt
For additional information regarding our credit agreement and other debt, interest rate risk and interest rate hedging instruments, see Notes 15 and 16 and Item 7A “Quantitative and Qualitative Disclosures About Market Risk” in our 2019 10-K and Item 3 below.
Off-Balance Sheet Arrangements
As of March 31, 2020, we did not have any significant off-balance sheet arrangements.
Contractual Obligations
There have been no material changes to our contractual obligations disclosed under Item 7 “Management’s Discussion and Analysis of Financial Condition and Results of Operations — Liquidity, Capital Resources and Working Capital — Contractual Obligations” in our 2019 10-K.

Item 3. Quantitative and Qualitative Disclosures about Market Risk
Market risk is the risk of loss arising from adverse changes in market rates and prices, such as interest rates, foreign exchange rates and commodity prices. The following are our primary exposures to market risks:

Interest Rate Risk

As of March 31, 2020, the face value of long term debt was $8,777 million, including $4,246 million of variable-rate obligations. Assuming a constant outstanding balance for our variable-rate long term debt, a hypothetical 1% change in interest rates would decrease/increase interest expense by approximately $42 million. All of our interest rate sensitive financial instruments are held for other than trading purposes.

We currently use interest rate swap contracts to mitigate interest rate risk associated with a portion of our variable rate debt instruments. The objective of our interest rate swap contracts, which are designated as cash flow hedges of the future interest payments, is to eliminate the variability of cash flows attributable to the LIBOR component of interest expense to be paid on a portion of our variable rate debt.

Cross-Currency Interest Rate Swaps

In connection with the February 2018 Refinancing (see Note 15 in our 2019 Form 10-K), we entered into certain cross-currency interest rate swap agreements to achieve more attractive interest rates by effectively converting $460 million of our fixed-rate U.S. Dollar-denominated 2025 Secured Notes, including the semi-annual interest payments through October 2023, to a fixed-rate Euro-denominated debt, with a fixed annual weighted average interest rate of approximately 2.946%. We have designated these cross-currency interest rate swap agreements as a net investment hedge of our investments in certain of our international subsidiaries that use the Euro as their functional currency in order to reduce the volatility in our operating results caused by the changes in foreign currency exchange rates of the Euro with respect to the U.S. Dollar.

As of March 31, 2020, if these cross-currency interest rate swap agreements were ineffective, the fluctuations in the exchange rates between the Euro and the U.S. Dollar would impact the amount of U.S. Dollars that we would require to settle the Euro-denominated debt at maturity of these agreements. A hypothetical 10% change in the U.S. Dollar in comparison to the Euro exchange rate upon inception of the cross-currency interest rate swap would have increased/decreased our obligation to cash settle the exchanged principal portion in U.S. Dollars by approximately $46 million.

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

Fluctuations in the exchange rates between the Euro and the U.S. Dollar will impact the amount of U.S. Dollars that we will require to settle the 2026 Secured Euro Notes and 2026 Unsecured Euro Notes at maturity. A hypothetical 10% change in U.S. Dollar in comparison to the Euro as of March 31, 2020, would have increased/decreased our obligation to cash settle the principal portion of the 2026 Secured and Unsecured Euro Notes in U.S. Dollars by approximately $63 million.

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

During the first quarter of 2020, there were no changes in our internal control over financial reporting that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

PART II.  OTHER INFORMATION

Item 1. Legal Proceedings
For a description of our legal proceedings, see Note 16 in this Quarterly Report on Form 10-Q and Note 21 in our 2019 10-K.

Item 1A. Risk Factors
There have been no material changes in our risk factors from those disclosed under Item 1A “Risk Factors” included in our 2019 10-K, except as noted below.
The recent COVID-19 pandemic and similar health epidemics, contagious disease outbreaks and public perception thereof, could significantly disrupt our operations and adversely affect our business, results of operations, cash flows or financial condition.

The recent outbreak of a novel strain of coronavirus, COVID-19, and public perception thereof, have contributed to consumer unease and decreased discretionary spending and consumer travel, which have had, and will continue to have, a negative effect on us, especially in our Gaming and Lottery businesses. Other future health epidemics or contagious disease outbreaks could do the same. We cannot predict the ultimate effects that the outbreak of COVID-19, any resulting unfavorable social, political and economic conditions and decrease in discretionary spending or travel would have on us, as they would be expected to impact our customers, suppliers and business partners in varied ways in different communities. In our Gaming business, especially our Participation gaming business, our Digital business, and our Lottery business, our revenue is largely driven by players’ disposable incomes and level of gaming activity and lottery purchases. The recent outbreak of COVID-19 has led to economic and financial uncertainty for many consumers and has reduced, and may continue to reduce, the disposable incomes of players across all of our business units. This may result in fewer patrons visiting casinos and fewer players purchasing lottery products, whether land-based or online, and lower amounts spent per casino visit or lottery purchase, or reduced spend on online gambling activities, which negatively impact the results of operations, cash flows and financial condition of our casino customers, their ability to purchase or lease our products and services, revenues to lotteries and, therefore, our Lottery business revenue, and revenues to our online casino and sportsbook partners and, therefore, our Digital business revenue.

The outbreak of COVID-19 and the resulting unfavorable economic conditions have also impacted, and could continue to impact, the ability of our customers to make timely payments to us. These unfavorable conditions have caused, and could continue to or may cause, some of our Gaming and Lottery customers to close gaming venues and lottery operations, decrease spending on marketing of or purchases of Lottery products or declare bankruptcy, which would adversely affect our business. In recent years, our Gaming business has expanded the use of extended payment term financing for gaming machine purchases, and we expect to continue to provide a higher level of extended payment term financing in this business until demand from our customers for such financings abates or our business model changes. These arrangements may increase our collection risk, and if customers are not able to pay us, whether as a result of financial difficulties, bankruptcy or otherwise, we may incur provisions for bad debt related to our inability to collect certain receivables. In addition, both extended payment term financing and operating leases result in a delay in our receipt of cash, which reduces our cash balance, liquidity and financial flexibility to respond to changing economic events. The recent outbreak also resulted in significant volatility in both the credit and equity markets, potentially leading to an economic downturn. The difficulty or inability of our customers to generate or obtain adequate levels of capital to finance their ongoing operations may reduce their ability to purchase our products and services. In our Lottery business, we believe that difficult economic conditions have contributed, or may contribute, to reductions in spending on marketing by our customers and, in certain instances, less favorable terms under our contracts, as many of our customers face budget shortfalls and seek to cut costs. In our Digital business, the suspension or cancellation of the majority of sporting events which has and could continue to negatively impact the financial condition of our sportsbook customers, their ability to purchase development and other services, their risk of payment default, or their spending levels as they seek to reduce costs, each of which could negatively impact our Digital business revenue. In addition, suppliers to our Digital business may suffer financial difficulties and may not be able to offer their services and products, which could restrict the provision of our services and negatively impact our business, results of operations, cash flows or financial condition.

Various gambling regulators have implemented additional responsible and safer gambling measures relating to our Digital casino business as a result of the COVID-19 outbreak, including the implementation of bet limits, spin speeds, deposit limits and bonusing, which may have a negative impact on our business, results of operations, cash flows or financial condition, particularly if additional gambling regulators follow suit.

Furthermore, this outbreak of COVID-19 has caused, and may continue to cause us and certain of our suppliers, to implement temporary adjustment of work schemes allowing employees to work from home and collaborate remotely. We have taken measures to monitor and reduce the impact of the outbreak, including putting in place a global crisis monitoring team, protocols for responding when employees are infected and enhanced cleaning procedures at all sites, but we cannot assure these will be sufficient to mitigate the risks faced by our and our partners’ work forces. We have also taken measures to reduce operating costs and ensure liquidity given the uncertain impact of COVID-19 on revenue, deferred all non-critical capital expenditures, have implemented a number of employee-related actions and are actively considering further actions. However, we may still experience lower work efficiency and productivity, which may adversely affect our service quality, and our business operations could be disrupted if any of our employees is suspected of infection, since this may cause our employees to be quarantined and/or our offices to be temporarily shut down. We will continue to incur costs for our operations, and our revenues during this period are difficult to predict. As a result of any of the above developments, our business, results of operations, cash flows or financial condition for the full fiscal year of 2020, especially in the second quarter, have been and will be adversely affected by the COVID-19 outbreak. The extent to which this outbreak impacts our results of operations, cash flows and financial condition will depend on future developments, which are highly uncertain and unpredictable, including new information which may emerge concerning the severity and duration of this outbreak and the actions taken by governmental authorities and us to contain it or treat its impact. For more information on the impact of COVID-19 pandemic on each of our business segments and measures taken by us in response to COVID-19, see section captioned “Recent Events- Impact of COVID-19” in Item 2. “Management’s Discussion and Analysis of Financial Condition and Results of Operations.”

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

Unfavorable economic conditions, including recession, economic slowdown, decreased liquidity in the financial markets, decreased availability of credit and relatively high rates of unemployment, have had, and may continue to have, a negative effect on our business. Socio-political factors such as terrorist activity or threat thereof, civil unrest or other economic or political uncertainties, or health epidemics, contagious disease outbreaks, or public perception thereof that contribute to consumer unease may also result in decreased discretionary spending or travel by consumers and have a negative effect on our businesses. We cannot fully predict the effects that unfavorable social, political and economic conditions, economic uncertainties and public health crises and any resulting decrease in discretionary spending or travel would have on us, as they would be expected to impact our customers, suppliers and business partners in varied ways. For a description of the impact of the outbreak of COVID-19 and other public health crises, see the risk factor captioned “The recent COVID-19 pandemic and similar health epidemics, contagious disease outbreaks and public perception thereof, could significantly disrupt our operations and adversely affect our business, results of operations, cash flows or financial condition.”

In our Gaming business, especially our Participation gaming business, our revenue is largely driven by players’ disposable incomes and level of gaming activity. Unfavorable economic conditions have reduced, or may reduce, the disposable incomes of casino patrons and resulted, or may result, in fewer patrons visiting casinos, whether land-based or online, and lower amounts spent per casino visit. A further or extended decline in disposable income could result in reduced play levels on our Participation gaming machines, causing our results of operations and cash flows from these products to decline. Additionally, higher travel and other costs may adversely affect the number of players visiting our customers’ casinos. Adverse changes in discretionary consumer spending or consumer preferences, resulting in fewer patrons visiting casinos and reduced play levels, could also be driven by factors such as an unstable job market, outbreaks of contagious diseases or public perception thereof or fears of terrorism or other violence. A decline in play levels may negatively impact the results of operations, cash flows and financial condition of our casino customers and their ability to purchase or lease our products and services.

Unfavorable economic conditions have also impacted, and could continue to impact, the ability of our Gaming customers to make timely payments to us. In addition, unfavorable economic conditions have caused, and could continue to cause, some of our Gaming customers to close gaming venues or ultimately declare bankruptcy, which would adversely affect our business. In recent years, our Gaming business has expanded the use of extended payment term financing for gaming machine purchases, and we expect to continue to provide a higher level of extended payment term financing in this business until demand from our customers for such financings abates or our business model changes. These financing arrangements may increase our collection risk, and if customers are not able to pay us, whether as a result of financial difficulties, bankruptcy or otherwise, we may incur provisions for bad debt related to our inability to collect certain receivables. In addition, both extended payment term financing and operating leases result in a delay in our receipt of cash, which reduces our cash balance, liquidity and financial flexibility to respond to changing economic events. Unfavorable economic conditions may also result in volatility in the credit and equity markets. The difficulty or inability of our customers to generate or obtain adequate levels of capital to finance their ongoing operations may reduce their ability to purchase our products and services. Refer to Note 6 for international locations with significant concentrations of our receivables with terms longer than one year.

In our Lottery business, we believe that difficult economic conditions have contributed, or may contribute, to reductions in spending on marketing by our customers and, in certain instances, less favorable terms under our contracts, as many of our customers face budget shortfalls and seek to cut costs.

In our Digital business based on a Participation model, our revenue is largely driven by disposable incomes and level of player activity. Unfavorable economic conditions may reduce the disposable incomes of end users consuming the services which may in turn negatively impact revenues for the Digital business. The outbreak of COVID-19 has resulted in the suspension or cancellation of the majority of sporting events which has and could continue to negatively impact the financial condition of our sportsbook customers, their ability to purchase development and other services, their risk of payment default, or their spending levels as they seek to reduce costs, each of which could negatively impact our Digital business revenue. In addition, suppliers to our Digital business may suffer financial difficulties and may not be able to offer their services and products, which could restrict the provision of our services and negatively impact our revenues. Various gambling regulators have implemented additional responsible and safer gambling measures relating to our Digital casino business as a result of the COVID-19 outbreak, including the implementation of bet limits, spin speeds, deposit limits and bonusing, which may have a negative impact on our revenues, particularly if additional gambling regulators follow suit.

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

Demand for our Gaming products and services is driven by the replacement of existing gaming machines in existing casinos, the establishment of new jurisdictions, the opening of additional casinos in existing jurisdictions and the expansion of existing casinos. Slow growth or declines in the replacement cycle of gaming machines have reduced and will continue to reduce the demand for our products and negatively impact our results of operations, cash flows and financial condition. In 2019 and in the first three months of 2020, our gaming machine sales were affected by fewer casino openings and expansions.

The opening of new casinos, expansion of existing casinos and replacement of existing gaming machines in existing casinos fluctuate with demand, economic conditions, regulatory approvals and the availability of financing and have been negatively affected by the recent COVID-19 pandemic. In addition, the expansion of gaming into new jurisdictions can be a protracted process. In the U.S., U.K. and other international jurisdictions in which we operate, governments usually require a public referendum and legislative action before establishing or expanding gaming. Any of these factors could delay, restrict or prohibit the expansion of our business and negatively impact our results of operations, cash flows and financial condition.

We heavily depend on our ability to win, maintain and renew our customer contracts, including our long-term Lottery contracts, and we could lose substantial revenue if we are unable to renew certain of our contracts on substantially similar terms or at all.

Generally, our Lottery contracts contain initial multi-year terms, with optional renewal periods at the discretion of the customer. Upon the expiration of any such contract, including any extensions thereof, a new contract may be awarded through a competitive bidding process. Conversely, in some instances, Lottery customers are authorized to extend contracts beyond the term initially agreed in the applicable contract without subjecting the contract to competitive bidding, thereby eliminating the possibility of obtaining that new business.

We cannot assure that our current contracts will be extended or that we will be awarded new contracts as a result of competitive bidding processes or otherwise in the future. In addition, it is common for competitors to protest the award of Lottery contracts to us and any such protest could delay or prevent our ability to enter into a new contract. For example, there is a pending third-party protest against the renewal of the LNS concession to operate the Italian instant games lottery. In addition, the recent outbreak of COVID-19 has caused some lotteries to delay the competitive bidding process, which in turn may delay awards of new contracts. The termination, expiration or failure to renew one or more of our contracts could cause us to lose substantial revenue, which could have an adverse effect on our ability to win or renew other contracts or pursue growth initiatives. We cannot assure that new or renewed contracts will contain terms that are as favorable as our current terms or will contemplate the same scope of products and services as our current contracts, and any less favorable contract terms or diminution in scope could negatively impact our results of operations, cash flows and financial condition. For additional information regarding the potential expiration dates of certain of our more significant Lottery contracts, see the table in “Lottery Segment” in Part I, Item 1 of our Annual Report on Form 10-K.

We are also required by certain of our customers to provide surety or performance bonds in connection with our contracts. As of March 31, 2020, we had $261 million of outstanding performance bonds. We cannot assure that we will continue to be able to obtain surety or performance bonds on commercially reasonable terms or at all. Our inability to provide such bonds would materially and adversely affect our ability to renew existing, or obtain new, Lottery contracts.

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

In the past, we have implemented various business improvement, optimization and restructuring initiatives in an effort to streamline our organization, leverage our resources more efficiently, and reduce our operating costs. These initiatives encompassed a combination of headcount reductions, facilities streamlining, and reductions in other operating costs. We have engaged, and may continue to engage, in similar or additional restructuring initiatives, including in response to the COVID-19 pandemic and in the future. Because we are not able to predict with certainty when we will reorganize portions of our business, we cannot predict the extent, timing and magnitude of additional restructuring charges. We may also not realize the anticipated reduction in operating costs.

We may incur additional impairment charges.

We review our amortizable intangible assets for impairment when events or changes in circumstances indicate the carrying value may not be recoverable. We test goodwill and other indefinite-lived intangible assets for impairment at least annually. Factors that may indicate a change in circumstances, such that the carrying value of our goodwill, amortizable intangible assets or other non-amortizing assets may not be recoverable, include a decline in our stock price and market capitalization, reduced future cash flow estimates, and slower growth rates in industry segments in which we participate. We may be required to record a significant charge in our consolidated financial statements during the period in which any impairment of our goodwill or intangible assets is determined, which would negatively affect our results of operations. For example, during the first quarter of 2020 we recorded a charge of $54 million, in 2016 we recorded a charge of $69 million and in 2015 we recorded charges of $935 million and $68 million for the impairment of goodwill. In light of the COVID-19 pandemic and the resulting unfavorable social, political, economic and financial conditions, we performed an interim goodwill impairment assessment, which resulted in a $54 million goodwill impairment charge for our legacy U.K. Gaming reporting unit further discussed below. For our other reporting units, we concluded that as of March 31, 2020 it was not more likely than not that the fair value of these reporting units is below their carrying values and that the COVID-19 disruptions do not trigger an impairment. However, this could change in the future depending on prevailing conditions that could result in additional impairment charges. For more information on the assessment and the goodwill impairment charge, see section captioned “Goodwill Impairment Assessment Update- COVID-19 Impact” in Item 2. “Management’s Discussion and Analysis of Financial Condition and Results of Operations” and Note 8.

As discussed above and further detailed in Note 8, the COVID-19 disruptions resulted in the widespread closures of LBO shops across the U.K., which, along with global economic uncertainty, contributed to further deterioration in business conditions from our 2019 annual goodwill test date, which resulted in a goodwill impairment charge of $54 million during the first quarter of 2020. Any future adverse changes to our projections, could negatively impact the recoverability of the remaining carrying value of our goodwill and other assets for our legacy U.K. Gaming reporting unit, which might result in additional material impairment charges.

We believe there to be an elevated risk of goodwill impairment for the unimpaired Gaming segment reporting units if the adverse impact of the COVID-19 disruptions or overall recovery of the casino industry globally sustains over an extended period of time. The remaining goodwill balance for our legacy U.K. Gaming reporting unit as of March 31, 2020 was $109 million. Any future adverse changes in projections for future operating results or other key assumptions, such as projected revenue, profit margin, capital expenditures or cash flows associated with investments included in our estimation of fair value for our legacy U.K. Gaming reporting unit could lead to additional future goodwill impairments, which could be material.
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
In our Lottery systems business, we transmit certain wagering data using cellular technology and satellite transponders, generally pursuant to long- term contracts. The technical failure of any of these cellular or satellite services would require us to obtain other communication services, including other cellular or satellite access. In some cases, we employ backup systems to limit our exposure in the event of such a failure. While these networks are inherently highly redundant, we cannot assure access to such other cellular services or satellites or, if available, the ability to obtain the use of such other cellular services or satellites on favorable terms or in a timely manner. While cellular and satellite failures are infrequent, the operation of each is outside of our control.

In addition, in all of our businesses, we rely upon a number of significant third-party suppliers and vendors delivering parts, equipment and services on schedule in order for us to meet our contractual commitments. Furthermore, we outsource the manufacturing of certain of our sub-assemblies to third parties in the U.S., Europe, Central America and Asia. The willingness of such third parties to provide their services to us may be affected by various factors. Changes in law or regulation in any jurisdiction in which we operate may make the provision of key services to us unlawful in such jurisdictions. To the extent that third parties are unwilling or unable to provide services to us, this may have an adverse impact on our operations, financial performance and prospects. Failure of these third parties to meet their delivery commitments could result in us being in breach of, and subsequently losing, the affected customer orders, which loss could have a material adverse effect on our results of operations, cash flows and financial condition. We rely on network and/or telecommunications services for certain of our products. For instance, any disruption to our network or telecommunications could impact our linked or networked games, which could reduce our revenue.

In our Digital sports business, we rely on providers of third party sports data feeds. The outbreak of COVID-19 has resulted in the suspension or cancellation of the majority of sporting events which has and could continue to negatively impact the financial condition of our sportsbook customers, their ability to purchase development and other services, their risk of payment default, or their spending levels as they seek to reduce costs, each of which could negatively impact our Digital business revenue.

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

In certain regions, we enter into agreements with local distributors for the distribution of our land-based gaming products to one or more customers. Changes to these distributor relationships, including modification or termination of our agreements or difficulties with any such distributor could prevent us from delivering products or services to our customers on a timely basis, or at all, and could negatively impact our business. Additionally, the outbreak of COVID-19 and any resulting unfavorable social, political and economic conditions have negatively impacted our suppliers and contract manufacturers in varied ways in different communities, which could lead to interruption or cessation of services provided to us. For more information on the impact of the outbreak of COVID-19, see the risk factor captioned “The recent COVID-19 pandemic and similar health epidemics, contagious disease outbreaks and public perception thereof, could significantly disrupt our operations and adversely affect our business, results of operations, cash flows or financial condition.”

We depend on our key employees and rely on skilled employees with creative and technical backgrounds.

We depend on the continued performance of our executive officers and key personnel, including Barry Cottle, our President and Chief Executive Officer. Our ability to recruit and retain our key employees and skilled technical workers has been impaired due to the recent COVID-19 pandemic (see Note 1). If we lose the services of any of our executive officers or key personnel and cannot find suitable replacements for such persons in a timely manner, it could have an adverse impact on our business. Our ability to expand is dependent on our ability to recruit and retain talented employees in the U.S. and internationally who are capable of leading our employees to achieve our strategic objectives.

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

We are a highly leveraged company. As of December 31, 2019 and March 31, 2020, we had total indebtedness of $8,725 million and $8,665 million, respectively, consisting primarily of borrowings under our credit agreement, Senior Notes and 2021 Notes, net of unamortized discounts and deferred financing costs. As of March 31, 2020, our total available liquidity (excluding our SciPlay business segment) was $684 million, which included $483 million of undrawn revolving credit facility availability. On April 9, 2020, we borrowed $480 million under SGI’s revolving credit facility, which was substantially all of the remaining availability thereunder.

Our level of indebtedness could affect our ability to obtain financing or refinance existing indebtedness; require us to dedicate a significant portion of our cash flow from operations to interest and principal payments on our indebtedness, thereby reducing the availability of cash flow to fund working capital, capital expenditures and other general corporate purposes; increase our vulnerability to adverse general economic, industry or competitive developments or conditions; and limit our flexibility in planning for, or reacting to, changes in our businesses and the industries in which we operate or in pursuing our strategic objectives. In addition, we are exposed to the risk of higher interest rates as a significant portion of our borrowings are at variable rates of interest. If interest rates increase, the interest payment obligations under our non-hedged variable rate indebtedness would increase even if the amount borrowed remained the same, and our results of operations, cash flows and financial condition would be negatively impacted. All of these factors became more severe given the unfavorable economic conditions and uncertainties and decrease in discretionary spending and consumer travel as a result of the outbreak of COVID-19 and could place us at a competitive disadvantage compared to competitors that may have less debt than we do.

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

We may not have sufficient cash flows from operating activities, cash on hand and available borrowings under our credit agreement to finance required capital expenditures under new contracts and meet our other cash needs or satisfy our minimum liquidity covenant. These obligations require a significant amount of cash, which would reduce our available liquidity.

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

Historically, we have funded these upfront costs through cash flows generated from operations, available cash on hand and borrowings under our credit agreement. In addition, we have seen an increase in lottery RFPs, some involving PMAs, which include economic terms that expose us to increased risk, such as requiring the guarantee of specific income thresholds or significant upfront payments. In addition, to the extent we are compensated under any of our contractual arrangements based on a share of our customers’ revenue rather than payment for our expenses and services, we may incur upfront costs (which may be significant) prior to receipt of any revenue under such arrangements. Our ability to generate revenue and to continue to procure new contracts will depend on, among other things, our then present liquidity levels or our ability to obtain additional financing on commercially reasonable terms, which are negatively affected by the recent COVID-19 pandemic.

If we do not have adequate liquidity or are unable to obtain financing for these upfront costs and other cash needs on favorable terms or at all, we may not be able to bid on certain contracts, which could result in our losing business or restrict our ability to grow, which could have a material adverse effect on our results of operations, cash flows and financial condition. Moreover, we may not realize the return on investment that we anticipate on new or renewed contracts due to a variety of factors, including lower than anticipated retail sales or amounts wagered, higher than anticipated capital or operating expenses and unanticipated regulatory developments or litigation. We may not have adequate liquidity to pursue other aspects of our strategy, including bringing our products and services to new customers or new or underpenetrated geographies (including through equity investments) or pursuing strategic acquisitions. In the event we pursue significant acquisitions or other expansion opportunities, conduct significant repurchases of our outstanding securities, or refinance or repay existing debt, we may need to raise additional capital either through the public or private issuance of equity or debt securities or through additional borrowings under our existing financing arrangements, which sources of funds may not necessarily be available on terms acceptable to us, if at all, especially under the current unfavorable economic conditions and uncertainties as a result of the COVID-19 pandemic.

On May 8, 2020, the Company and the requisite lenders under SGI’s revolving credit facility entered into the Credit Agreement Amendment that, among other things, imposes a minimum liquidity requirement (excluding SciPlay) of at least $275 million during the Covenant Relief Period, with a potential step-down to at least $200 million for April and May 2021, and further restricts our ability to incur indebtedness and liens, make restricted payments and investments and prepay junior indebtedness during the Covenant Relief Period, subject to certain exceptions and further subject, in some instances, to maintaining minimum liquidity (excluding SciPlay) of at least $400 million. See Note 1 for additional details regarding the Credit Agreement Amendment. Therefore, even if we do have liquidity available to support our current cash needs, we may not be able to access that liquidity while still remaining in compliance with the minimum liquidity covenant. We cannot assure that we will be granted waivers or amendments to the minimum liquidity covenant, or will be able to obtain additional liquidity to cure such a violation, if for any reason we are unable to comply with that obligation.

We may not have sufficient cash flows from operating activities to service all of our indebtedness and other obligations, and may be forced to take other actions to satisfy our obligations, which may not be successful.

Our ability to make payments on and to refinance our indebtedness and other obligations depends on our results of operations, cash flows and financial condition, which in turn are subject to general economic, financial, competitive, legislative, regulatory and other factors that are beyond our control. We may not be able to maintain a level of cash flows from operating activities sufficient to permit us to pay the principal, premium, if any, and interest on our indebtedness and our other obligations. Our results of operations and general economic and financial conditions have been negatively affected by the recent COVID-19 pandemic, which made it more difficult for us to meet our debt obligations from cash flows from operating activities.

We are required to make scheduled payments of principal on the term loans borrowed under our credit agreement, and our credit agreement requires that a portion of our excess cash flow be applied to prepay amounts borrowed under our credit agreement. We are also required to repay the entire principal amount of our Senior Notes and 2021 Notes at their maturity (see Note 11). We have also, from time to time, repurchased or otherwise retired or refinanced our debt, through our subsidiaries or otherwise and may continue to do so in the future. Such activities, if any, will depend on prevailing market conditions, contractual restrictions and other factors, and the amounts involved may or may not be material. If we need to refinance all or part of our indebtedness at or before maturity, we cannot assure that we will be able to obtain new financing or to refinance any of our indebtedness on commercially reasonable terms or at all, especially under the current unfavorable economic conditions and uncertainties as a result of the COVID-19 pandemic.

Our lenders, including the lenders participating in our revolving credit facility under our credit agreement or in the SciPlay Revolver, may become insolvent or tighten their lending standards, which could make it more difficult for us to borrow under our revolving credit facility or the SciPlay Revolver or to obtain other financing on favorable terms or at all. Our results of operations, cash flows and financial condition would be adversely affected if we were unable to draw funds under our revolving credit facility or the SciPlay Revolver because of a lender default or to obtain other cost-effective financing. Any default by a lender in its obligation to fund its commitment under our revolving credit facility or the SciPlay Revolver (or its participation in letters of credit) could limit our liquidity to the extent of the defaulting lender’s commitment. If we are unable to generate sufficient cash flow in the future to meet our commitments, we will be required to adopt one or more alternatives, such as refinancing or restructuring our indebtedness, selling material assets or operations or seeking to raise additional debt or equity capital. We cannot assure that any of these actions could be completed on a timely basis or on satisfactory terms or at all, or that these actions would enable us to continue to satisfy our capital requirements. Moreover, our existing debt agreements contain, and our future debt agreements may contain, restrictive covenants that may prohibit us from adopting these alternatives. Our failure to comply with these covenants could result in an event of default which, if not cured or waived, could result in the acceleration of all of our debt.

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

Agreements governing our indebtedness, including our credit agreement and the SciPlay Revolver and the indentures governing our Senior Notes and 2021 Notes, impose, and future financing agreements are likely to impose, operating and financial restrictions on our activities that may adversely affect our ability to finance future operations or capital needs or to engage in new business activities. Subject to certain exceptions, our credit facilities and/or indentures restrict our ability to, among other things:

•declare dividends or redeem or repurchase capital stock;

•prepay, redeem or purchase other debt;

•incur liens;

•make loans, guarantees, acquisitions and investments;

•incur additional indebtedness;

•engage in sale and leaseback transactions;

•amend or otherwise alter debt and other material agreements;

•engage in mergers, acquisitions or asset sales;

•engage in transactions with affiliates;

•enter into arrangements that would prohibit us from granting liens or restrict our subsidiaries’ ability to pay dividends, make loans or transfer assets; and

•alter the business we conduct.

In addition, prior to the Credit Agreement Amendment, the SGI credit agreement contained a covenant that was tested at the end of each fiscal quarter and required us to not exceed a maximum consolidated net first lien leverage ratio of 5.00x Consolidated EBITDA (as defined in the credit agreement), with this ratio stepping down to 4.75x beginning with the fiscal quarter ended December 31, 2020 and 4.50x beginning with the fiscal quarter ended December 31, 2021. On May 8, 2020, SGC and the requisite lenders entered into the Credit Agreement Amendment to (a) implement a financial covenant relief period through the end of the first quarter ending March 31, 2021 (the “Covenant Relief Period”), as a result of which SGI is not required to maintain compliance with the consolidated net first lien leverage ratio covenant during the Covenant Relief Period, (b) reset the consolidated net first lien leverage ratio covenant following the Covenant Relief Period, (c) impose a minimum liquidity requirement (excluding SciPlay) of at least $275 million during the Covenant Relief Period with a potential step-down to at least $200 million for April and May 2021, (d) further restrict our ability to incur indebtedness and liens, make restricted payments and investments and prepay junior indebtedness during the Covenant Relief Period, subject to certain exceptions and further subject in some instances to maintaining minimum liquidity (excluding SciPlay) of at least $400 million and (e)

establish a LIBOR floor of 0.500% on borrowings under the revolving credit facility during the Covenant Relief Period. The revised consolidated net first lien leverage ratio will be 6.00x Consolidated EBITDA beginning with the fiscal quarter ending June 30, 2021, stepping down as follows (1) 5.75x beginning with the fourth quarter of 2021, (2) 5.25x beginning with the second quarter of 2022, (3) 4.75x beginning with the fourth quarter of 2022 and (4) 4.50x beginning with the second quarter of 2023 and thereafter. The revised consolidated net first lien leverage ratio will be based on Consolidated EBITDA (as defined in the Credit Agreement Amendment) as follows: (1) for the testing period ending June 30, 2021, Consolidated EBITDA for the fiscal quarter ending June 30, 2021 multiplied by 4, (2) for the testing period ending September 30, 2021, Consolidated EBITDA for the fiscal quarters ending June 30, 2021 and September 30, 2021 multiplied by 2, (3) for the testing period ending December 31, 2021, Consolidated EBITDA for the fiscal quarters ending June 30, 2021, September 30, 2021 and December 31, 2021 multiplied by 4/3 and (4) for all subsequent testing periods, Consolidated EBITDA for the previous twelve months including the quarter for the which the test is performed. Under the SciPlay Revolver, SciPlay is required to maintain a maximum total net leverage ratio not to exceed 2.50x and maintain a minimum fixed charge coverage ratio of no less than 4.00x. Future financing arrangements may impose similar requirements.

Various risks, uncertainties and events beyond our control could affect our ability to comply with these covenants. The recent outbreak of COVID-19 has had, and will continue to have, a negative effect on us, especially in our Gaming and Lottery businesses. Accordingly, we cannot assure that we will continue to maintain liquidity sufficient to satisfy our current obligations or comply with the minimum liquidity requirement set forth in SGC’s credit agreement or return to compliance with the consolidated net first lien leverage ratio covenant following the Covenant Relief Period.

We also cannot assure that we will be granted waivers or amendments to the agreements governing our indebtedness if for any reason we are unable to comply with these obligations or that we will be able to refinance our debt on terms acceptable to us, or at all.
Item 2. Unregistered Sales of Equity Securities and Use of Proceeds
There was no stock repurchase activity during the three months ended March 31, 2020.

Item 3. Defaults Upon Senior Securities
None.

Item 4. Mine Safety Disclosures
Not applicable.

Item 5. Other Information
On May 8, 2020, we entered into Amendment No. 6 to that certain Credit Agreement, dated as of October 18, 2013 (as amended, supplemented, amended and restated or otherwise modified from time to time, including without limitation, by that certain Amendment No. 1, dated as of October 1, 2014, Amendment No. 2, dated as of February 14, 2017, Amendment No. 3, dated as of August 14, 2017, Amendment No. 4 dated as of February 14, 2018 and Amendment No. 5, dated as of November 20, 2019, (the “Credit Agreement’), by and among SGC, SGI, the several banks and other financial institutions or entities from time to time party thereto and Bank of America, N.A., as administrative agent, collateral agent, issuing lender and swingline lender (such amendment, “Amendment No. 6”).

Amendment No. 6 amends the consolidated net first lien leverage ratio covenant in the Credit Agreement to (i) implement a financial covenant relief period through the end of the first quarter ending March 31, 2021 (the “Covenant Relief Period”), as a result of which SGI is not required to maintain compliance with the consolidated net first lien leverage ratio covenant during the Covenant Relief Period, (ii) reset the consolidated net first lien leverage ratio covenant following the Covenant Relief Period, (iii) impose a minimum liquidity requirement (excluding SciPlay) of at least $275 million during the Covenant Relief Period with a potential step-down to at least $200 million for April and May 2021, (iv) further restrict our ability to incur indebtedness and liens, make restricted payments and investments and prepay junior indebtedness during the Covenant Relief Period, subject to certain exceptions and further subject, in some instances, to maintaining minimum liquidity (excluding SciPlay) of at least $400 million and (v) establish a LIBOR floor of 0.500% on borrowings under the revolving credit facility during the Covenant Relief Period. The revised consolidated net first lien leverage ratio will be 6.00x Consolidated EBITDA (as defined in the Credit Agreement) beginning with the fiscal quarter ending June 30, 2021, stepping down as follows: (1) 5.75x beginning with the fourth quarter of 2021, (2) 5.25x beginning with the second quarter of 2022, (3) 4.75x beginning with the fourth quarter of 2022 and (4) 4.50x beginning with the second quarter of 2023 and thereafter.

The foregoing description of the Credit Agreement, as amended by Amendment No. 6, does not purport to be complete and is qualified in its entirety by the full text of Amendment No. 6, a copy of which is attached hereto as Exhibit 10.11, which is incorporated herein by reference.

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

4.1
Supplemental Indenture, dated as of January 23, 2020, by and among Scientific Games International, Inc., as issuer, Scientific Games Corporation, NYX Digital Gaming (USA), LLC and the other guarantors party thereto, and Deutsche Bank Trust Company Americas, as trustee, relating to the Indenture, dated as of June 4, 2014, as amended and supplemented, relating to the 6.625% Senior Subordinated Notes due 2021 (incorporated by reference to Exhibit 4.18 to Scientific Games Corporation’s Annual Report on Form 10-K filed on February 18, 2020).

4.2
Supplemental Indenture, dated as of January 23, 2020, by and among Scientific Games International, Inc., as issuer, Scientific Games Corporation, NYX Digital Gaming (USA), LLC and the other guarantors party thereto, and Deutsche Bank Trust Company Americas, as trustee and collateral agent, relating to the Indenture, dated as of October 17, 2017, as amended and supplemented, relating to the 5.000% Senior Secured Notes due 2025 (incorporated by reference to Exhibit 4.35 to Scientific Games Corporation’s Annual Report on Form 10-K filed on February 18, 2020).

4.3
Supplemental Indenture, dated as of January 23, 2020, by and among Scientific Games International, Inc., as issuer, Scientific Games Corporation, NYX Digital Gaming (USA), LLC and the other guarantors party thereto, and Deutsche Bank Trust Company Americas, as trustee, collateral agent, registrar and transfer agent, relating to the Indenture, dated as of February 14, 2018, as amended and supplemented, relating to the 3.375% Senior Secured Notes due 2026 (incorporated by reference to Exhibit 4.40 to Scientific Games Corporation’s Annual Report on Form 10-K filed on February 18, 2020).

4.4
Supplemental Indenture, dated as of January 23, 2020, by and among Scientific Games International, Inc., as issuer, Scientific Games Corporation, NYX Digital Gaming (USA), LLC and the other guarantors party thereto, and Deutsche Bank Trust Company Americas, as trustee, registrar and transfer agent, relating to the Indenture, dated as of February 14, 2018, as amended and supplemented, relating to the 5.500% Senior Unsecured Notes due 2026 (incorporated by reference to Exhibit 4.43 to Scientific Games Corporation’s Annual Report on Form 10-K filed on February 18, 2020).

4.5
Supplemental Indenture, dated as of January 23, 2020, by and among Scientific Games International, Inc. as issuer, Scientific Games Corporation, NYX Digital Gaming (USA), LLC and the other guarantors party thereto, and Deutsche Bank Trust Company Americas, as trustee, relating to the Indenture, dated as of March 19, 2019, among Scientific Games International, Inc., as issuer, Scientific Games Corporation and the other guarantors party thereto, and Deutsche Bank Trust Company Americas, as trustee, relating to the 8.250% Senior Unsecured Notes due 2026 (incorporated by reference to Exhibit 4.45 to Scientific Games Corporation’s Annual Report on Form 10-K filed on February 18, 2020).

4.6
Supplemental Indenture, dated as of January 23, 2020, by and among Scientific Games International, Inc. as issuer, Scientific Games Corporation, NYX Digital Gaming (USA), LLC and the other guarantors party thereto, and Deutsche Bank Trust Company Americas, as trustee, relating to the Indenture, dated as of November 26, 2019, among Scientific Games International, Inc., as issuer, Scientific Games Corporation, the other guarantors party thereto and Deutsche Bank Trust Company Americas, as trustee, relating to the 7.000% Senior Unsecured Notes due 2028 (incorporated by reference to Exhibit 4.47 to Scientific Games Corporation’s Annual Report on Form 10-K filed on February 18, 2020).

4.7
Supplemental Indenture, dated as of January 23, 2020, by and among Scientific Games International, Inc. as issuer, Scientific Games Corporation, NYX Digital Gaming (USA), LLC and the other guarantors party thereto, and Deutsche Bank Trust Company Americas, as trustee, relating to the Indenture, dated as of November 26, 2019, among Scientific Games International, Inc., as issuer, Scientific Games Corporation, the other guarantors party thereto and Deutsche Bank Trust Company Americas, as trustee, relating to the 7.250% Senior Unsecured Notes due 2029 (incorporated by reference to Exhibit 4.49 to Scientific Games Corporation’s Annual Report on Form 10-K filed on February 18, 2020).

10.1	Amendment to Employment Agreement, dated as of March 24, 2020 (effective as of April 5, 2020), by and between Scientific Games Corporation and Barry Cottle.*(†)

10.2	Amendment to Employment Agreement, dated as of March 24, 2020 (effective as of April 5, 2020), by and between Scientific Games Corporation and Michael Quartieri.*(†)

10.3	Amendment to Employment Agreement, dated as of March 24, 2020 (effective as of April 5, 2020), by and between Scientific Games Corporation and James Sottile.*(†)

10.4	Employment Agreement, dated as of July 6, 2019 (effective as of March 1, 2020), by and between Scientific Games Corporation and Matthew Wilson.*(†)

10.5	Amendment to Employment Agreement, dated as of March 24, 2020 (effective as of April 5, 2020), by and between Scientific Games Corporation and Matthew Wilson.*(†)

10.6	Amendment to Employment Agreement, dated as of February 26, 2020 (effective as of January 1, 2020), by and between Scientific Games Corporation and Patrick J. McHugh.*(†)

10.7	Amendment to Employment Agreement, dated as of March 24, 2020 (effective as of April 5, 2020), by and between Scientific Games Corporation and Patrick J. McHugh.*(†)

10.8	Amendment to Employment Letter, dated as of March 27, 2020 (effective as of April 5, 2020), by and between Scientific Games Corporation and Stephen Richardson.*(†)

10.9	Amendment to Employment Agreement, dated as of March 27, 2020 (effective as of April 5, 2020), by and between Scientific Games Corporation and Michael Winterscheidt.*(†)

10.10	Third Amendment to Consulting Agreement, dated as of April 7, 2020, by and between Scientific Games Corporation and Richard Haddrill.*(†)

10.11
Amendment No. 6, dated as of May 8, 2020, among Scientific Games International, Inc., as the borrower, Scientific Games Corporation, as a guarantor, the several banks and other financial institutions or entities from time to time party thereto and Bank of America, N.A., as administrative agent, collateral agent, issuing lender and swingline lender, which amended and restated the Credit Agreement, dated as of October 18, 2013 (as amended, supplemented, amended and restated or otherwise modified from time to time, including without limitation, by that certain Amendment No. 1, dated as of October 1, 2014, Amendment No. 2, dated as of February 14, 2017, Amendment No. 3, dated as of August 14, 2017, Amendment No. 4, dated as of February 14, 2018 and Amendment No. 5, dated as of November 20, 2019). (†)

22.1	Issuer and Guarantor Information, dated as of May 8, 2020. (†)

31.1	Certification of the Chief Executive Officer of Scientific Games Corporation pursuant to Rule 13a-14(a), as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002. (†)

31.2	Certification of the Chief Financial Officer of Scientific Games Corporation pursuant to Rule 13a-14(a), as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002. (†)

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
** Furnished herewith.
*Management contracts and compensation plans and arrangements.

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

SCIENTIFIC GAMES CORPORATION
(Registrant)

		By:	/s/ Michael A. Quartieri
		Name:	Michael A. Quartieri
		Title:	Executive Vice President, Chief Financial Officer, Treasurer and Corporate Secretary

		By:	/s/ Michael F. Winterscheidt
		Name:	Michael F. Winterscheidt
		Title:	Senior Vice President and Chief Accounting Officer
Dated:	May 11, 2020