Form 10-Q
period 2020-06-30
SCIENTIFIC GAMES CORP
filed 2020-07-23
CIK 750004

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549
FORM 10-Q

☒ QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended June 30, 2020

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
If an emerging growth company, indicate by check mark if the registrant has elected not to use the extended transition period for complying with any new or revised financial accounting standards provided pursuant to Section 13(a) of the Exchange Act.  ☐
Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act). Yes ☐ No ☒
The registrant has the following number of shares outstanding of each of the registrant’s classes of common stock as of July 20, 2020:
Common Stock: 94,705,110

SCIENTIFIC GAMES CORPORATION AND SUBSIDIARIES
INDEX TO FINANCIAL INFORMATION
AND OTHER INFORMATION
THREE AND SIX MONTHS ENDED JUNE 30, 2020

Glossary of Terms
The following terms or acronyms used in this Quarterly Report on Form 10-Q are defined below:
Term or Acronym	Definition
2019 10-K	2019 Annual Report on Form 10-K filed with the SEC on February 18, 2020
2020 Notes	6.250% senior subordinated notes issued by SGI and redeemed in December 2019
2021 Notes	6.625% senior subordinated notes due 2021 issued by SGI and redeemed in July 2020
2025 Secured Notes	5.000% senior secured notes due 2025 issued by SGI
2026 Secured Euro Notes	3.375% senior secured notes due 2026 issued by SGI
2026 Unsecured Euro Notes	5.500% senior unsecured notes due 2026 issued by SGI
2022 Unsecured Notes	10.000% senior unsecured notes due 2022 issued by SGI
2025 Unsecured Notes	8.625% senior unsecured notes due 2025 issued by SGI
2026 Unsecured Notes	8.250% senior unsecured notes due 2026 issued by SGI
2028 Unsecured Notes	7.000% senior unsecured notes due 2028 issued by SGI
2029 Unsecured Notes	7.250% senior unsecured notes due 2029 issued by SGI
AEBITDA	Adjusted EBITDA, our performance measure of profit or loss for our business segments
ASC	Accounting Standards Codification
ASU	Accounting Standards Update
COVID-19	Coronavirus disease first identified in 2019 (declared a pandemic by the World Health Organization on March 11, 2020)
D&A	depreciation, amortization and impairments
Exchange Act	Securities Exchange Act of 1934, as amended
FASB	Financial Accounting Standards Board
KPIs	Key Performance Indicators
LBO	licensed betting office
LIBOR	London Interbank Offered Rate
LNS	Lotterie Nazionali S.r.l.
Note	a note in the Notes to Condensed Consolidated Financial Statements in this Quarterly Report on Form 10-Q, unless otherwise indicated
Obligor Group	SGC, SGI and guarantor subsidiaries, excludes all SciPlay subsidiaries
Participation	with respect to our Gaming business, refers to gaming machines provided to customers through service or leasing arrangements in which we earn revenues and are paid based on: (1) a percentage of the amount wagered less payouts; (2) fixed daily-fees; (3) a percentage of the amount wagered; or (4) a combination of (2) and (3), and with respect to our Lottery business, refers to a contract or arrangement in which we earn revenues and are paid based on a percentage of retail sales
R&D	research and development
RMG	real-money gaming
RSU	restricted stock unit
SEC	Securities and Exchange Commission
Secured Notes	refers to the 2025 Secured Notes and 2026 Secured Euro Notes, collectively
Securities Act	Securities Act of 1933, as amended
Senior Notes	the Secured Notes and the Unsecured Notes
SciPlay Revolver	$150 million revolving credit facility agreement entered into by SciPlay Holding Company, LLC, a subsidiary of SciPlay Corporation, that matures in May 2024
SG&A	selling, general and administrative
SGC	Scientific Games Corporation
SGI	Scientific Games International, Inc., a wholly-owned subsidiary of SGC
Shufflers	various models of automatic card shufflers, deck checkers and roulette chip sorters
Unsecured Notes	refers to the 2026 Unsecured Euro Notes, 2026 Unsecured Notes, 2028 Unsecured Notes and 2029 Unsecured Notes, collectively
U.S. GAAP	accounting principles generally accepted in the U.S.
VGT	video gaming terminal
VLT	video lottery terminal
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
•possibility that the 2018 renewal of the LNS concession to operate the Italian instant games lottery is not final (pending appeal against existing court rulings relating to third-party protest against the renewal of the concession);
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

PART I. FINANCIAL INFORMATION

Item 1. Condensed Consolidated Financial Statements
SCIENTIFIC GAMES CORPORATION AND SUBSIDIARIES
CONSOLIDATED STATEMENTS OF OPERATIONS
(Unaudited, in millions, except per share amounts)

	Three Months Ended		Six Months Ended
	June 30,		June 30,
	2020	2019	2020	2019
Revenue:
Services	$322	$457	$744	$916
Product sales	84	238	252	476
Instant products	133	150	268	290
Total revenue	539	845	1,264	1,682
Operating expenses:
Cost of services(1)	126	135	256	268
Cost of product sales(1)	69	111	160	218
Cost of instant products(1)	62	75	135	142
Selling, general and administrative	151	174	349	360
Research and development	31	46	82	95
Depreciation, amortization and impairments	140	170	278	335
Goodwill impairment	—	—	54	—
Restructuring and other	16	6	38	13
Operating (loss) income	(56)	128	(88)	251
Other (expense) income:
Interest expense	(124)	(147)	(248)	(301)
(Loss) earnings from equity investments	(3)	7	(5)	13
Loss on debt financing transactions	—	(60)	—	(60)
(Loss) gain on remeasurement of debt	(12)	(3)	(2)	2
Other (expense) income, net	(1)	7	(4)	7
Total other expense, net	(140)	(196)	(259)	(339)
Net loss before income taxes	(196)	(68)	(347)	(88)
Income tax expense	(2)	(7)	(6)	(11)
Net loss	(198)	(75)	(353)	(99)
Less: Net income attributable to noncontrolling interest	5	2	9	2
Net loss attributable to SGC	$(203)	$(77)	$(362)	$(101)
Basic and diluted net loss attributable to SGC per share:
Basic	$(2.15)	$(0.83)	$(3.85)	$(1.09)
Diluted	$(2.15)	$(0.83)	$(3.85)	$(1.09)

Weighted average number of shares used in per share calculations:
Basic shares	95	93	94	93
Diluted shares	95	93	94	93
(1) Excludes D&A.
See accompanying notes to condensed consolidated financial statements.

SCIENTIFIC GAMES CORPORATION AND SUBSIDIARIES
CONSOLIDATED STATEMENTS OF COMPREHENSIVE LOSS
(Unaudited, in millions)

	Three Months Ended		Six Months Ended
	June 30,		June 30,
	2020	2019	2020	2019
Net loss	$(198)	$(75)	$(353)	$(99)
Other comprehensive loss:
Foreign currency translation gain (loss), net of tax	61	(39)	(22)	16
Pension and post-retirement (loss) gain, net of tax	(1)	(1)	1	—
Derivative financial instruments unrealized gain (loss), net of tax	2	(11)	(14)	(16)
Total other comprehensive gain (loss)	62	(51)	(35)	—
Total comprehensive loss	(136)	(126)	(388)	(99)
Less: comprehensive income attributable to noncontrolling interest	5	2	9	2
Comprehensive loss attributable to SGC	$(141)	$(128)	$(397)	$(101)

See accompanying notes to condensed consolidated financial statements.

SCIENTIFIC GAMES CORPORATION AND SUBSIDIARIES
CONSOLIDATED BALANCE SHEETS
(Unaudited, in millions, except par value)

	As of
	June 30, 2020	December 31, 2019
ASSETS
Current assets:
Cash and cash equivalents	$790	$313
Restricted cash	63	51
Receivables, net of allowance for credit losses $74 and $36, respectively	612	755
Inventories	233	244
Prepaid expenses, deposits and other current assets	234	252
Total current assets	1,932	1,615
Non-current assets:
Restricted cash	11	11
Receivables, net of allowance for credit losses $8 and $-, respectively	38	53
Property and equipment, net	447	500
Operating lease right-of-use assets	96	105
Goodwill	3,211	3,280
Intangible assets, net	1,397	1,516
Software, net	240	258
Equity investments	258	273
Other assets	214	198
Total assets	$7,844	$7,809

LIABILITIES AND STOCKHOLDERS’ DEFICIT
Current liabilities:
Current portion of long-term debt	$384	$45
Accounts payable	179	226
Accrued liabilities	522	495
Total current liabilities	1,085	766
Deferred income taxes	91	91
Operating lease liabilities	80	88
Other long-term liabilities	298	292
Long-term debt, excluding current portion	8,769	8,680
Total liabilities	10,323	9,917
Commitments and contingencies (Note 16)
Stockholders’ deficit:
Common stock, par value $0.001 per share: 199 shares authorized; 112 and 111 shares issued and 95 and 94 shares outstanding, respectively	1	1
Additional paid-in capital	1,230	1,208
Accumulated loss	(3,322)	(2,954)
Treasury stock, at cost, 17 shares	(175)	(175)
Accumulated other comprehensive loss	(327)	(292)
Total SGC stockholders’ deficit	(2,593)	(2,212)
Noncontrolling interest	114	104
Total stockholders’ deficit	(2,479)	(2,108)
Total liabilities and stockholders’ deficit	$7,844	$7,809

See accompanying notes to condensed consolidated financial statements.

SCIENTIFIC GAMES CORPORATION AND SUBSIDIARIES
CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS
(Unaudited, in millions)

	Six Months Ended
	June 30,
	2020	2019
Cash flows from operating activities:
Net loss	$(353)	$(99)
Adjustments to reconcile net loss to cash provided by operating activities	460	440
Changes in working capital accounts, net of effects of acquisitions	57	(86)
Changes in deferred income taxes and other	8	7
Net cash provided by operating activities	172	262
Cash flows from investing activities:
Capital expenditures	(92)	(132)
Acquisition of business, net of cash acquired	(13)	—
(Contributions) distributions of capital from equity investments, net	(1)	17
Proceeds from sale of asset and other	22	—
Net cash used in investing activities	(84)	(115)
Cash flows from financing activities:
Borrowings under SGI revolving credit facility	530	40
Repayments under SGI revolving credit facility	(90)	(320)
Proceeds from issuance of senior notes and term loans	—	1,100
Repayment of senior notes and term loans (including redemption premium)	—	(1,050)
Payments on long-term debt	(20)	(23)
Payments of debt issuance and deferred financing costs	(1)	(15)
Payments on license obligations	(15)	(13)
Sale of future revenue	—	11
Net proceeds from the sale of SciPlay common stock	—	342
Payments of deferred SciPlay common stock offering costs	—	(8)
Net redemptions of common stock under stock-based compensation plans and other	(2)	(7)
Net cash provided by financing activities	402	57
Effect of exchange rate changes on cash, cash equivalents and restricted cash	(1)	1
Increase in cash, cash equivalents and restricted cash	489	205
Cash, cash equivalents and restricted cash, beginning of period	375	220
Cash, cash equivalents and restricted cash, end of period	$864	$425

Supplemental cash flow information:
Cash paid for interest	$224	$270
Income taxes paid	7	18
Distributed earnings from equity investments	13	22
Supplemental non-cash transactions:
Non-cash interest expense	$11	$13
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
Impact of COVID-19
In March 2020, the World Health Organization declared the rapidly spreading COVID-19 outbreak a pandemic. In response to the COVID-19 pandemic, governments across the world implemented a number of measures to prevent its spread, including but not limited to, the temporary closure of a substantial number of gaming operations establishments and disruptions to lottery operations, travel restrictions, and cancellation of sporting events, which are affecting our business segments in a number of ways. During the latter part of the second quarter of 2020, lifting of restrictions began, including reopening of some of the gaming establishments globally. As gaming operations begin to resume, social distancing measures, decreased operating capacities, high unemployment rates, and potential changes in consumer behaviors are expected to continue to negatively impact our results of operations, cash flows and financial condition as they did in the first quarter of 2020.
Based on our current estimates regarding the magnitude and length of the disruptions to our business, we do not anticipate these disruptions will impact our ability to meet our obligations when due or our ability to maintain compliance with our debt covenants for at least the next 12 months. However, the ultimate magnitude and length of time that the disruptions from COVID-19 will continue is uncertain. This uncertainty will require us to continually assess the situation, including the impact of changes to government imposed restrictions, changes in customer behaviors, social distancing measures and decreased gaming establishments operating capacity jurisdiction by jurisdiction. Accordingly, our estimates regarding the magnitude and length of time that these disruptions will continue to impact our results of operations, cash flows and financial condition may change in the future and such changes could be material.
On April 9, 2020, we borrowed $480 million under SGI’s revolving credit facility, which was substantially all of our remaining availability thereunder. As of June 30, 2020, our total available liquidity (excluding our SciPlay business segment) was $637 million, which included $3 million of undrawn availability under SGI’s revolving credit facility. We have implemented a number of measures to proactively reduce operating costs, conserve liquidity and navigate through this unprecedented situation. These include measures such as: reductions in both salaries and workforce, including temporary voluntary 50% or greater reductions in salaries by our executive leadership team (100% as to our President and Chief Executive Officer until June 30, 2020 and 50% from July 1, 2020 to July 31, 2020), unpaid employee furloughs, reductions in hours, temporary elimination of 401(k) matching among other compensation and benefits reductions, and deferral of certain operating and capital expenditures. We have also engaged with our vendors to negotiate concessions on the timing and amount of payments to preserve liquidity through the COVID-19 disruption period. We continue to actively manage our daily cash flows and continue to evaluate additional measures that will reduce operating costs and conserve cash.

Our only financial maintenance covenant (excluding SciPlay’s Revolver) is contained in SGI’s credit agreement. Prior to the Credit Agreement Amendment (as defined below) dated May 8, 2020, this covenant was tested at the end of each fiscal quarter and required us to not exceed a maximum consolidated net first lien leverage ratio of 5.00x Consolidated EBITDA (as defined in the credit agreement). Prior to the Credit Agreement Amendment, this ratio stepped down to 4.75x beginning with the fiscal quarter ending December 31, 2020 and to 4.50x beginning with the fiscal quarter ending December 31, 2021. Additionally, the SciPlay Revolver requires that SciPlay maintain a maximum total net leverage ratio not to exceed 2.50x and maintain a minimum fixed charge coverage ratio of no less than 4.00x. We had no amounts drawn on our SciPlay Revolver as of June 30, 2020.
On May 8, 2020, the requisite lenders under SGI’s revolving credit facility agreed to amend the consolidated net first lien leverage ratio covenant in the credit agreement (the “Credit Agreement Amendment”) to (a) implement a financial covenant relief period through the end of the first quarter ending March 31, 2021 (the “Covenant Relief Period”), as a result of which SGI is not required to maintain compliance with the consolidated net first lien leverage ratio covenant during the Covenant Relief Period, (b) reset the consolidated net first lien leverage ratio covenant following the Covenant Relief Period, (c) impose a minimum liquidity requirement (excluding SciPlay) of at least $275 million during the Covenant Relief Period, (d) further restrict our ability to incur indebtedness and liens, make restricted payments and investments and prepay junior indebtedness during the Covenant Relief Period, subject to certain exceptions and further subject, in some instances, to maintaining minimum liquidity (excluding SciPlay) of at least $400 million and (e) establish a LIBOR floor of 0.500% on borrowings under the revolving credit facility during the Covenant Relief Period. The revised consolidated net first lien leverage ratio will be 6.00x Consolidated EBITDA beginning with the fiscal quarter ending June 30, 2021, stepping down as follows: (1) 5.75x beginning with the fourth quarter of 2021, (2) 5.25x beginning with the second quarter of 2022, (3) 4.75x beginning with the fourth quarter of 2022 and (4) 4.50x beginning with the second quarter of 2023 and thereafter. The revised consolidated net first lien leverage ratio is based on Consolidated EBITDA (as defined in the Credit Agreement Amendment) as follows: (1) for the testing period ending June 30, 2021, Consolidated EBITDA for the fiscal quarter ending June 30, 2021 multiplied by 4, (2) for the testing period ending September 30, 2021, Consolidated EBITDA for the fiscal quarters ending June 30, 2021 and September 30, 2021 multiplied by 2, (3) for the testing period ending December 31, 2021, Consolidated EBITDA for the fiscal quarters ending June 30, 2021, September 30, 2021 and December 31, 2021 multiplied by 4/3 and (4) for all subsequent testing periods, Consolidated EBITDA for the previous twelve months including the quarter for the which the test is performed. Refer to Note 11 for description of issuance of the 2025 Unsecured Notes and the redemption of the 2021 Notes completed subsequent to June 30, 2020.
Additionally, changes to estimates related to the COVID-19 disruptions could result in other impacts, including but not limited to, additional goodwill impairments (see Note 8), indefinite-lived intangibles, long-lived asset and equity method investments impairment charges, inventory write downs and receivables credit allowance charges (see Notes 5 and 6).
Significant Accounting Policies
        There have been no changes to our significant accounting policies described within the Notes of our 2019 10-K other than adoption of ASC 326 as described in Note 5.
Computation of Basic and Diluted Net Loss Per Share
        Basic and diluted net loss attributable to SGC per share were the same for all periods presented as all common stock equivalents during those periods would be anti-dilutive. We excluded 1 million of stock options from the diluted weighted-average common shares outstanding for the three and six months ended June 30, 2020 and 2 million of stock options from the diluted weighted-average common shares outstanding for the three and six months ended June 30, 2019. We excluded 4 million of RSUs from the calculation of diluted weighted-average common shares outstanding for the three and six months ended June 30, 2020 and 3 million of RSUs from the calculation of diluted weighted-average common shares outstanding for the three and six months ended June 30, 2019.
Acquisitions
On June 22, 2020, SciPlay completed the acquisition of all of the issued and outstanding capital stock of privately held mobile and social game company Come2Play, Ltd. (“Come2Play”), which expands SciPlay’s existing portfolio of social games. Come2Play offers Backgammon and Solitaire social games targeted towards casual game players on the same platforms in which we currently offer our existing games. The total purchase consideration was $18 million, which includes our estimate of contingent acquisition consideration. Our preliminary allocation of the purchase price resulted in $13 million intangible assets primarily allocated to customer relationship and acquired technology and $6 million in excess purchase price allocated to goodwill.
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
New Accounting Guidance - Not Yet Adopted
The FASB issued ASU No. 2020-04, Reference Rate Reform (Topic 848) in March 2020. The new guidance provides optional expedients and exceptions for applying U.S. GAAP to contract modifications and hedging relationships, subject to meeting certain criteria, that reference LIBOR or another reference rate expected to be discontinued. This ASU may be applied prospectively through December 31, 2022. We are currently assessing the impact of this standard on our consolidated financial statements.
We do not expect that any additional recently issued accounting guidance will have a significant effect on our consolidated financial statements.

(2) Revenue Recognition

        The following table disaggregates revenues by type within each of our business segments:

	Three Months Ended June 30,		Six Months Ended June 30,
	2020	2019	2020	2019
Gaming
Gaming operations	$16	$150	$135	$302
Gaming machine sales	53	148	145	284
Gaming systems	17	67	72	141
Table products	5	62	57	122
Total	$91	$427	$409	$849

Lottery
Instant products	$133	$150	$269	$290
Lottery systems	76	81	152	168
Total	$209	$231	$421	$458

SciPlay
Mobile	$144	$98	$245	$195
Web and other	22	20	39	41
Total	$166	$118	$284	$236

Digital
Sports and platform	$26	$26	$64	$56
Gaming and other	47	43	86	83
Total	$73	$69	$150	$139

The amount of rental income revenue that is outside the scope of ASC 606 was $12 million and $86 million for the three and six months ended June 30, 2020, respectively, and $95 million and $191 million for the three and six months ended June 30, 2019, respectively.

Contract Liabilities and Other Disclosures

        The following table summarizes the activity in our contract liabilities for the reporting period:

Six Months Ended June 30,
2020
Contract liability balance, beginning of period(1)	$109
Liabilities recognized during the period	42
Amounts recognized in revenue from beginning balance	(53)
Contract liability balance, end of period(1)	$98
(1) Contract liabilities are included within Accrued liabilities and Other long-term liabilities in our consolidated balance sheets.

The timing of revenue recognition, billings and cash collections results in billed receivables, unbilled receivables (contract assets), and customer advances and deposits (contract liabilities) on our consolidated balance sheets. Other than contracts with customers with financing arrangements exceeding 12 months, revenue recognition is generally proximal to conversion to cash, except for Lottery instant products sold under percentage of retail sales contracts. Revenue is recognized for such contracts upon delivery to our customers, while conversion to cash is based on the retail sale of the underlying ticket to end consumers. As a result, revenue recognition under ASC 606 does not approximate conversion to cash for such contracts in any periods post-adoption. Total revenue recognized under such contracts for the three and six months ended June 30, 2020 was $21 million and $40 million, respectively, and $26 million and $49 million for the three and six months ended June 30, 2019, respectively. The following table summarizes our balances in these accounts for the periods indicated (other than contract liabilities disclosed above):

	Receivables	Contract Assets(1)
Beginning of period balance(2)	$808	$121
End of period balance, June 30, 2020	650	132
(1) Contract assets are included primarily within Prepaid expenses, deposits and other current assets in our consolidated balance sheets.
(2) The beginning of period balance excludes the impact of adoption of ASC 326.
        As of June 30, 2020, we did not have material unsatisfied performance obligations for contracts expected to be long-term or contracts for which we recognize revenue at an amount other than for which we have the right to invoice for goods or services delivered or performed.

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
        In evaluating financial performance, our Chief Operating Decision Maker focuses on AEBITDA as management’s segment measure of profit or loss, which is described in Note 2 in our 2019 10-K. The accounting policies of our business segments are the same as those described within the Notes in our 2019 10-K. The following tables present our segment information:

	Three Months Ended June 30, 2020
	Gaming	Lottery	SciPlay	Digital	Unallocated and Reconciling Items(1)	Total
Total revenue	$91	$209	$166	$73	$—	$539
AEBITDA	(31)	97	60	20	(25)	$121
Reconciling items to consolidated net loss before income taxes:
D&A	(86)	(18)	(2)	(23)	(11)	(140)
Restructuring and other	(7)	(3)	(1)	(1)	(4)	(16)
EBITDA from equity investments					(7)	(7)
Loss from equity investments					(3)	(3)
Interest expense					(124)	(124)
Loss on remeasurement of debt					(12)	(12)
Other expense, net					(1)	(1)
Stock-based compensation					(14)	(14)
Net loss before income taxes						$(196)
(1) Includes amounts not allocated to the business segments (including corporate costs) and items to reconcile the total business segments AEBITDA to our consolidated net loss before income taxes.

	Three Months Ended June 30, 2019
	Gaming	Lottery	SciPlay	Digital	Unallocated and Reconciling Items(1)	Total
Total revenue	$427	$231	$118	$69	$—	$845
AEBITDA	215	103	33	12	(28)	$335
Reconciling items to consolidated net loss before income taxes:
D&A	(114)	(20)	(2)	(19)	(15)	(170)
Restructuring and other	(2)	(1)	(1)	(1)	(1)	(6)
EBITDA from equity investments					(18)	(18)
Earnings from equity investments					7	7
Interest expense					(147)	(147)
Loss on debt financing transactions					(60)	(60)
Loss on remeasurement of debt					(3)	(3)
Other income, net					4	4
Stock-based compensation					(10)	(10)
Net loss before income taxes						$(68)
(1) Includes amounts not allocated to the business segments (including corporate costs) and items to reconcile the total business segments AEBITDA to our consolidated net loss before income taxes.

	Six Months Ended June 30, 2020
	Gaming	Lottery	SciPlay	Digital	Unallocated and Reconciling Items(1)	Total
Total revenue	$409	$421	$284	$150	$—	$1,264
AEBITDA	65	175	94	43	(56)	$321
Reconciling items to consolidated net loss before income taxes:
D&A	(175)	(32)	(4)	(44)	(23)	(278)
Goodwill impairment	(54)	—	—	—	—	(54)
Restructuring and other	(19)	(8)	(2)	(2)	(7)	(38)
EBITDA from equity investments					(14)	(14)
Loss from equity investments					(5)	(5)
Interest expense					(248)	(248)
Loss on remeasurement of debt					(2)	(2)
Other expense, net					(5)	(5)
Stock-based compensation					(24)	(24)
Net loss before income taxes						$(347)
(1) Includes amounts not allocated to the business segments (including corporate costs) and items to reconcile the total business segments AEBITDA to our consolidated net loss before income taxes.

	Six Months Ended June 30, 2019
	Gaming	Lottery	SciPlay	Digital	Unallocated and Reconciling Items(1)	Total
Total revenue	$849	$458	$236	$139	$—	$1,682
AEBITDA	430	207	58	25	(57)	$663
Reconciling items to consolidated net loss before income taxes:
D&A	(226)	(39)	(4)	(38)	(28)	(335)
Restructuring and other	(4)	(1)	(2)	(4)	(2)	(13)
EBITDA from equity investments					(35)	(35)
Earnings from equity investments					13	13
Interest expense					(301)	(301)
Loss on debt financing transactions					(60)	(60)
Gain on remeasurement of debt					2	2
Other income, net					2	2
Stock-based compensation					(24)	(24)
Net loss before income taxes						$(88)
(1) Includes amounts not allocated to the business segments (including corporate costs) and items to reconcile the total business segments AEBITDA to our consolidated net loss before income taxes.

(4) Restructuring and other
        Restructuring and other includes charges or expenses attributable to: (i) employee severance; (ii) management restructuring and related costs; (iii) restructuring and integration; (iv) cost savings initiatives; (v) major litigation; and (vi) acquisition costs and other unusual items. The following table summarizes pre-tax restructuring and other costs for the periods presented:

	Three Months Ended June 30,		Six Months Ended June 30,
	2020	2019	2020	2019
Employee severance and related(1)	$12	$2	$30	$5
Contingent consideration adjustment	—	2	—	2
Restructuring, integration and other	4	2	8	6
Total	$16	$6	$38	$13

(1) The three and six months ended June 30, 2020 includes $10 million and $24 million, respectively, in severance and other benefits granted to employees as a result of COVID-19 related austerity measures.

(5) Receivables, Allowance for Credit Losses and Credit Quality of Receivables
Receivables
Receivables are recorded at the invoiced amount less allowance for credit losses and imputed interest, if any. For a portion of our receivables, we have provided extended payment terms with installment payment terms greater than 12 months and in certain international jurisdictions up to 36 months. We have a total of $149 million in gross receivables with extended payment terms as of June 30, 2020. Interest income, if any, is recognized ratably over the life of the receivable, and any related fees or costs to establish the receivables are charged to selling, general and administrative expense as incurred, as they are immaterial. Actual or imputed interest, if any, is determined based on current market rates at the time the receivables with extended payment terms originated and is recorded ratably over the payment period, which approximates the effective interest method. We generally impute interest income on all receivables with payment terms greater than one year that do not contain a stated interest rate. Our general policy is to recognize interest on receivables until a receivable is deemed non-performing, which we define as payments being overdue by 180 days beyond the agreed-upon terms. When a receivable is deemed to be non-performing, the item is placed on non-accrual status and interest income is recognized on a cash basis. Accrued interest, non-performing receivables and interest income were immaterial for all periods presented. Effective January 1, 2020, we changed our receivables presentation and combined accounts receivable and notes receivable into a single line item on our balance sheets due to their similar characteristics and have reclassified the prior period balances to conform to the current year presentation.
The following table summarizes the components of current and long-term receivables, net:

	As of
	June 30, 2020	December 31, 2019
Current:
Receivables	$686	$791
Allowance for credit losses	(74)	(36)
Current receivables, net	612	755
Long-term:
Receivables	46	53
Allowance for credit losses	(8)	—
Long-term receivables, net	38	53
Total receivables, net	$650	$808
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
We manage our receivable portfolios using both geography and delinquency as key credit quality indicators. The following summarizes geographical delinquencies of total receivables, net:

	As of
	June 30, 2020	Balances over 90 days past due	December 31, 2019	Balances over 90 days past due
Receivables:
U.S. and Canada	$441	$109	$534	$65
International	291	71	310	55
Total receivables	732	180	844	120

Receivables allowance:
U.S. and Canada	(37)	(27)	(13)	(8)
International	(45)	(36)	(23)	(23)
Total receivables allowance	(82)	(63)	(36)	(31)
Receivables, net	$650	$117	$808	$89

Account balances are charged against the allowances after all collection efforts have been exhausted and the potential for recovery is considered remote.
The activity in our allowance for receivable credit losses for each of the three and six-months ended June 30, 2020 and 2019 is as follows:

	2020			2019
	Total	U.S. and Canada	International	Total
Beginning allowance for credit losses(1)	$(42)	$(14)	$(28)	$(40)
Provision	(28)	(15)	(13)	(1)
Charge-offs and recoveries	—	—	—	3
Allowance for credit losses as of March 31	(70)	(29)	(41)	(38)
Provision	(12)	(9)	(3)	(1)
Charge-offs and recoveries	—	—	—	3
Allowance for credit losses as of June 30	$(82)	$(38)	$(44)	$(36)

(1) Reflects $6 million related to implementation of ASC 326 for the 2020 beginning balance.
At June 30, 2020, 18% of our total receivables, net, were past due by over 90 days compared to 11% at December 31, 2019.
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
We have certain concentrations of outstanding receivables in international locations that impact our assessment of the credit quality of our receivables. We monitor the macroeconomic and political environment in each of these locations in our assessment of the credit quality of our receivables. The international customers with significant concentrations (generally deemed to be exceeding 10%) of our receivables with terms longer than one year are in the Latin America region (“LATAM”) and are primarily comprised of Mexico, Peru and Argentina. The following table summarizes our LATAM receivables:

	As of
	June 30, 2020	Current or Not Yet Due	Balances Over 90 days Past Due
Receivables	$129	$62	$53
Allowance for credit losses	(55)	(13)	(40)
Receivables, net	$74	$49	$13

We increased our allowance for credit losses by $12 million and $40 million for the three and six months ended June 30, 2020, respectively. These increases were primarily related to Gaming customers in LATAM (which transact with both domestic and international subsidiaries) as those customers were particularly affected by COVID-19 closures of gaming operations establishments. As noted above, we have concentrations of receivables in LATAM, where customers generally take longer to pay us than those from other geographies and late payments have continued to persist into the second quarter of 2020 in which we collected substantially less compared to historical quarterly collections primarily due to COVID related business interruptions. In addition, customers in this region expect and have often been granted extended payment terms as described above. Our customers in LATAM have been and are expected to continue to be negatively affected by the COVID-19-related closures of gaming operations establishments and the resulting impact on both their specific financial situations and the general macroeconomic environments in which they operate. Our policy is to continuously review receivables and as information concerning credit quality arises, we reassess our expectations of future losses. If such losses exceed our existing allowance for credit losses we record an incremental reserve at that time. Our current allowance for credit losses represents our current expectation of credit losses; however future expectations could change as the ultimate impact of the COVID-19 disruption remains uncertain, particularly as to the financial stability of our customers during and after the COVID-19 disruption period.
The fair value of receivables is estimated by discounting expected future cash flows using current interest rates at which similar loans would be made to borrowers with similar credit ratings and remaining maturities. As of June 30, 2020 and December 31, 2019, the fair value of receivables, net, approximated the carrying value due to contractual terms of receivables generally being under 24 months.

(6) Inventories
        Inventories consisted of the following:

	As of
	June 30, 2020	December 31, 2019
Parts and work-in-process	$140	$153
Finished goods	93	91
Total inventories	$233	$244
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
During the three and six months ended June 30, 2020, we recorded $21 million and $30 million, respectively, in inventory valuation charges (recorded in Cost of products sales) related to inventory in our Gaming business segment. Our new Gaming leadership team brought in late in the first quarter of 2020 began to set a new strategic plan for the Gaming business late in the second quarter of 2020. This new strategic plan includes revising product roadmaps and an assessment of how many and which platforms we will support, when we end service on legacy platforms and when we stop selling on such platforms in conjunction with new product launches. This new approach, combined with the rapid demand reduction that took place in the second quarter largely as a result of the COVID-19 disruptions, required us to reassess our inventory valuation, including whether we had excess or obsolete inventory based on the new strategic plan and related demand. In addition, the continued closures in the LATAM region make it difficult to execute our previous strategy of shipping legacy platforms into that market. The combination of these factors led to the $21 million inventory valuation charge recognized in the three months ended June 30, 2020. Our policy is to continue to review and assess these and other factors, especially during the COVID-19 disruption periods, and if such factors or our outlook changes, we record adjustments to the valuation of inventory.

(7) Property and Equipment, net

        Property and equipment, net consisted of the following:

	As of
	June 30, 2020	December 31, 2019
Land	$15	$15
Buildings and leasehold improvements	129	129
Gaming and lottery machinery and equipment	1,005	1,028
Furniture and fixtures	30	31
Construction in progress	35	30
Other property and equipment	263	263
Less: accumulated depreciation	(1,030)	(996)
Total property and equipment, net	$447	$500
        Depreciation expense is excluded from Cost of services, Cost of product sales, Cost of instant products and Other operating expenses and is separately presented within D&A.

	Three Months Ended		Six Months Ended
	June 30,		June 30,
	2020	2019(1)	2020	2019(1)
Depreciation expense	$46	$64	$90	$122
(1) Includes assets held for sale impairment charges of $9 million.
During the first quarter of 2020, we sold certain properties in Chicago that were held for sale as of December 31, 2019 and received total net proceeds of $22 million.

(8) Intangible Assets, net and Goodwill
Intangible Assets, net
        The following tables present certain information regarding our intangible assets as of June 30, 2020 and December 31, 2019.

	As of
	June 30, 2020			December 31, 2019
	Gross Carrying Value	Accumulated Amortization	Net Balance	Gross Carrying Value	Accumulated Amortization	Net Balance
Amortizable intangible assets:
Customer relationships	$1,084	$(424)	$660	$1,086	$(383)	$703
Intellectual property	932	(599)	333	931	(563)	368
Licenses	552	(365)	187	548	(329)	219
Brand names	125	(78)	47	123	(72)	51
Trade names	116	(36)	80	116	(31)	85
Patents and other	24	(15)	9	24	(15)	9
	2,833	(1,517)	1,316	2,828	(1,393)	1,435
Non-amortizable intangible assets:
Trade names	83	(2)	81	83	(2)	81
Total intangible assets	$2,916	$(1,519)	$1,397	$2,911	$(1,395)	$1,516
        The following reflects intangible amortization expense included within D&A:

	Three Months Ended		Six Months Ended
	June 30,		June 30,
	2020	2019	2020	2019
Amortization expense	$63	$75	$128	$152

Q1 2020 Legacy U.K. Gaming Impairment Charge
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
We performed this quantitative impairment test by comparing the fair value of our legacy U.K. Gaming reporting unit to its carrying value, including goodwill. As described in further detail below, the fair value of our legacy U.K. Gaming reporting unit was determined using a combination of both an income approach, based on the present value of discounted cash flows, and a market approach. Due to market volatility and limited market data points specific to the nature of our legacy U.K. Gaming reporting unit operations, we placed greater weight on the income approach than on the market approach. As a result of this analysis, during the first quarter of 2020 we recognized a partial impairment charge totaling $54 million, which is the amount by which the carrying value exceeded the estimated fair value. This impairment charge resulted in no tax benefit.
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

The table below reconciles the change in the carrying value of goodwill by business segment for the period from
December 31, 2019 to June 30, 2020.

	Gaming(1)	Lottery	SciPlay	Digital	Totals
Balance as of December 31, 2019	$2,449	$349	$115	$367	$3,280
Impairment	(54)	—	—	—	(54)
Acquired goodwill	—	—	6	—	6
Foreign currency adjustments	(8)	(2)	—	(11)	(21)
Balance as of June 30, 2020	$2,387	$347	$121	$356	$3,211

(1) Accumulated goodwill impairment charges for the Gaming segment as of June 30, 2020 were $989 million.

(9) Software, net

        Software, net consisted of the following:

	As of
	June 30, 2020	December 31, 2019
Software	$1,152	$1,173
Accumulated amortization	(912)	(915)
Software, net	$240	$258
The following reflects amortization of software included within D&A:

	Three Months Ended		Six Months Ended
	June 30,		June 30,
	2020	2019	2020	2019
Amortization expense	$31	$31	$60	$61

(10) Equity Investments
        Equity investments totaled $258 million and $273 million as of June 30, 2020 and December 31, 2019, respectively. We received distributions and dividends totaling $13 million and $40 million during the six months ended June 30, 2020 and 2019, respectively, primarily related to our LNS equity investment.

(11) Long-Term and Other Debt
Issuance of 2025 Unsecured Notes and Redemption of 2021 Notes

On July 1, 2020, we completed the issuance of $550 million in aggregate principal amount of 8.625% senior unsecured notes due 2025 in a private offering, for which we received the total net proceeds of $543 million. We used a portion of the net proceeds to redeem all $341 million of our outstanding 2021 Notes and paid accrued and unpaid interest thereon plus related premiums, fees and costs, which redemption was completed on July 17, 2020, and will use the remaining net proceeds to fund working capital and general corporate purposes.

The 2025 Unsecured Notes were issued pursuant to an indenture dated as of July 1, 2020 (the “2025 Unsecured Notes Indenture”). We may redeem some or all of the 2025 Unsecured Notes at any time prior to July 1, 2022 at a redemption price equal to 100% of the principal amount of the 2025 Unsecured Notes plus accrued and unpaid interest, if any, to the date of the redemption plus a “make whole” premium. We may redeem some or all of the 2025 Unsecured Notes at any time on or after July 1, 2022 at the prices specified in the 2025 Unsecured Notes Indenture.

The 2025 Unsecured Notes are senior obligations of SGI, rank equally to all SGI’s existing and future senior debt and rank senior to all of SGI’s existing and future debt that is expressly subordinated to the 2025 Unsecured Notes. The 2025 Unsecured Notes are guaranteed on a senior unsecured basis by SGC and all of its wholly owned domestic restricted subsidiaries (other than SGI, the unrestricted business entities comprising our SciPlay business segment and certain immaterial subsidiaries), subject to customary exceptions.

Outstanding Debt and Finance Leases

        The following table reflects our outstanding debt (in order of Priority and Maturity):

	As of
	June 30, 2020					December 31, 2019
	Final Maturity	Rate(s)	Face value	Unamortized debt discount/premium and deferred financing costs, net	Book value	Book value
Senior Secured Credit Facilities:
SGI Revolver	2024	variable	$635	$—	$635	$195
SGI Term Loan B-5	2024	variable	4,080	(54)	4,026	4,042
SciPlay Revolver	2024	variable	—	—	—	—
SGI Senior Notes:
2025 Secured Notes(1)	2025	5.000%	1,250	(14)	1,236	1,235
2026 Secured Euro Notes(2)	2026	3.375%	365	(4)	361	359
2026 Unsecured Euro Notes(2)	2026	5.500%	281	(4)	277	276
2026 Unsecured Notes	2026	8.250%	1,100	(13)	1,087	1,085
2028 Unsecured Notes	2028	7.000%	700	(9)	691	690
2029 Unsecured Notes	2029	7.250%	500	(7)	493	493
SGI Subordinated Notes:
2021 Notes	2021	6.625%	341	(1)	340	339
Finance lease obligations as of June 30, 2020 payable monthly through 2023 and other(3)	2023	4.652%	7	—	7	11
Total long-term debt outstanding			$9,259	$(106)	$9,153	$8,725
Less: current portion of long-term debt					(384)	(45)
Long-term debt, excluding current portion					$8,769	$8,680
Fair value of debt(4)			$8,287

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
(2) We designated a portion of our 2026 Secured Euro Notes as a net investment non-derivative hedge of our investments in certain of our international subsidiaries that use the Euro as their functional currency in order to reduce the volatility in our operating results caused by the change in foreign currency exchange rates of the Euro relative to the U.S. Dollar (see Note 12 for additional information). The total change in the face value of the 2026 Secured Euro Notes and 2026 Unsecured Euro Notes due to changes in foreign currency exchange rates since the issuance was a reduction of $67 million, of which a $12 million and $2 million loss were recognized on remeasurement of debt in the Consolidated Statements of Operations for the three and six months ended June 30, 2020, respectively.
(3) Includes $7 million related to certain revenue transactions presented as debt in accordance with ASC 470.
(4) Fair value of our fixed rate and variable interest rate debt is classified within Level 2 in the fair value hierarchy and has been calculated based on the quoted market prices of our securities.

Debt Maturities

Maturities for our outstanding debt were as follows as of June 30, 2020:

Due	Total Principal Due	Series of Debt	Principal Due per Series of Debt
Remainder of 2020	$361	Term Loan B-5	$20
		2021 Notes(1)	341
2021	42	Term Loan B-5	42
2022	42	Term Loan B-5	42
2023	42	Term Loan B-5	42
2024	4,569	Term Loan B-5	3,934
		Drawn Revolving Credit Facility	635
2025 and beyond	4,196	2025 Secured Notes	1,250
		2026 Secured Euro Notes	365
		2026 Unsecured Euro Notes	281
		2026 Unsecured Notes	1,100
		2028 Unsecured Notes	700
		2029 Unsecured Notes	500
(1) On July 17, 2020, the 2021 Notes were redeemed using the proceeds from the issuance of the 2025 Unsecured Notes, which was completed on July 1, 2020.

        We were in compliance with the financial covenants under all debt agreements as of June 30, 2020 (see Note 1 for more detailed disclosure, including the amendment to SGI’s revolving credit facility).
For additional information regarding the terms of our credit facilities, Secured Notes, Unsecured Notes and the 2021 Notes, see Note 15 in our 2019 10-K.
Loss on Debt Financing Transactions
        The following are components of the loss on debt financing transactions resulting from debt extinguishment and modification accounting for the three and six months ended June 30, 2019, none of which were incurred in 2020:

Three and Six Months Ended June 30,
2019
Repayment and cancellation of principal balance at premium	$50
Unamortized debt (premium) discount and deferred financing costs, net	10
Total loss on debt financing transactions	$60

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
Derivative Financial Instruments
        As of June 30, 2020, we held the following derivative instruments that were accounted for pursuant to ASC 815:
Interest Rate Swap Contracts
We currently use interest rate swap contracts as described below to mitigate gains or losses associated with the change in expected cash flows due to fluctuations in interest rates on our variable rate debt.
In February 2018, we entered into interest rate swap contracts to hedge a portion of our interest expense associated with our variable rate debt to effectively fix the interest rate that we pay. These interest rate swap contracts are designated as cash flow hedges under ASC 815. We pay interest at a weighted-average fixed rate of 2.4418% and receive interest at a variable rate equal to one-month LIBOR. The total notional amount of interest rate swaps outstanding was $800 million as of June 30, 2020. These hedges mature in February 2022.

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
The following table shows the gain (loss) and interest expense recognized on our interest rate swap contracts:

	Three Months Ended		Six Months Ended
	June 30,		June 30,
	2020	2019	2020	2019
Gain (loss) recorded in accumulated other comprehensive loss, net of tax	$2	$(11)	$(14)	$(16)
Interest expense recorded related to interest rate swap contracts	4	—	6	—
        We do not expect to reclassify material amounts from Accumulated other comprehensive loss to interest expense in the next twelve months.
        The following table shows the effect of interest rate swap contracts designated as cash flow hedges on the consolidated statements of operations:

	Three Months Ended June 30,		Six Months Ended June 30,
	2020	2019	2020	2019
	Interest expense		Interest expense
Total interest expense which reflects the effects of cash flow hedges	$(124)	$(147)	$(248)	$(301)
Hedged item	(5)	(5)	(10)	(10)
Derivative designated as hedging instrument	1	5	4	10
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
        We use the spot method to measure the effectiveness of our net investment hedge. Under this method, for each reporting period, the change in the fair value of the $460 million cross-currency interest rate swaps is reported in Foreign currency translation (loss) gain in Accumulated other comprehensive loss. The cross-currency basis spread (along with other components of the cross-currency swap’s fair value excluded from the spot method effectiveness assessment) are amortized and recorded to Interest expense. We evaluate the effectiveness of our net investment hedge at the beginning of each quarter.
        The following table shows the fair value of our hedges:

		As of
	Balance Sheet Line Item	June 30, 2020	December 31, 2019
Interest rate swaps (1)(3)	Other liabilities	$30	$16
Cross-currency interest rate swaps (2)(3)	Other assets	59	41
(1) A gain of $2 million and loss of $14 million for the three and six months ended June 30, 2020, respectively, are reflected in Derivative financial instrument unrealized (loss) gain in Other comprehensive loss.
(2) A loss of $12 million and gain of $18 million for the three and six months ended June 30, 2020, respectively, are reflected in Foreign currency translation gain (loss) in Other comprehensive loss.
(3) The inputs used to measure the fair value of our interest rate swap contracts are categorized as Level 2 in the fair value hierarchy.

Net Investment Non-derivative Hedge — 2026 Secured Euro Notes
For the second quarter of 2020, we designated $116 million of our 2026 Secured Euro Notes as a net investment non-derivative hedge of our investments in certain of our international subsidiaries that use the Euro as their functional currency in order to reduce the volatility in our results caused by the changes in foreign currency exchange rates of the Euro relative to the U.S. Dollar.
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
Contingent Consideration Liabilities
In connection with our acquisitions, we have recorded certain contingent consideration liabilities, of which the values are primarily based on reaching certain earnings-based metrics. The related liabilities were recorded at fair value on the acquisition date as part of the consideration transferred and are remeasured each reporting period. The inputs used to measure the fair value of our liabilities are categorized as Level 3 in the fair value hierarchy.
Contingent consideration liabilities as of June 30, 2020 are $11 million, of which $1 million is included in Accrued liabilities with the remainder included in Other long-term liabilities. Contingent consideration liabilities as of December 31, 2019 were $14 million, of which $7 million was included in Accrued liabilities with the remaining balance included in Other long-term liabilities.

(13) Stockholders’ Deficit
Changes in Stockholders’ Deficit
        The following tables present certain information regarding our stockholders’ deficit as of June 30, 2020 and June 30, 2019:

	Six Months Ended June 30, 2020
	Common Stock	Additional Paid in Capital	Accumulated Loss	Treasury Stock	Accumulated Other Comprehensive Loss	Noncontrolling Interest	Total
January 1, 2020	$1	$1,208	$(2,954)	$(175)	$(292)	$104	$(2,108)
Net payment in connection with settlement of stock options and RSUs	—	(1)	—	—	—	—	(1)
Stock-based compensation	—	9	—	—	—	—	9
Net loss	—	—	(159)	—	—	4	(155)
Other comprehensive loss	—	—	—	—	(97)	—	(97)
Impact of ASC 326 Adoption	—	—	(6)	—	—	—	(6)
March 31, 2020	$1	$1,216	$(3,119)	$(175)	$(389)	$108	$(2,358)
Net proceeds in connection with settlement of stock options and RSUs	—	1	—	—	—	—	1
Stock-based compensation	—	13	—	—	—	1	14
Net loss	—	—	(203)	—	—	5	(198)
Other comprehensive income	—	—		—	62	—	62
June 30, 2020	$1	$1,230	$(3,322)	$(175)	$(327)	$114	$(2,479)

	Six Months Ended June 30, 2019
	Common Stock	Additional Paid in Capital	Accumulated Loss	Treasury Stock	Accumulated Other Comprehensive Loss	Noncontrolling Interest	Total
January 1, 2019	$1	$835	$(2,824)	$(175)	$(300)	$—	$(2,463)
Net proceeds of common stock in connection with stock options and RSUs	—	2	—	—	—	—	2
Stock-based compensation	—	11	—	—	—	—	11
Net loss	—	—	(24)	—	—	—	(24)
Other comprehensive income	—	—	—	—	51	—	51
March 31, 2019	$1	$848	$(2,848)	$(175)	$(249)	$—	$(2,423)
Net proceeds of common stock in connection with stock options and RSUs and other	—	2	—	—	—	—	2
Sale of SciPlay common stock and related transactions	—	328	—	—	—	91	419
Stock-based compensation	—	9	—	—	—	1	10
Net loss	—	—	(77)	—	—	2	(75)
Other comprehensive loss	—	—	—	—	(51)	—	(51)
June 30, 2019	$1	$1,187	$(2,925)	$(175)	$(300)	$94	$(2,118)
Stock Based Compensation
        The following reflects total stock-based compensation expense recognized under all programs:

	Three Months Ended		Six Months Ended
	June 30,		June 30,
	2020	2019	2020	2019
Related to SGC stock options	$1	$1	$2	$3
Related to SGC RSUs	8	5	17	17
Related to SciPlay RSUs	5	4	5	4
Total	$14	$10	$24	$24

(14) Income Taxes
        We consider new evidence (both positive and negative) at each reporting date that could affect our view of the future realization of deferred tax assets. Based upon the evaluation of all available evidence, and considering the projected U.S. pre-tax losses for 2020, we maintain a valuation allowance for certain of our U.S. operations as of June 30, 2020. We also maintain other valuation allowances for certain non-U.S. jurisdictions with cumulative losses.

        The effective income tax rate for both the three and six months ended June 30, 2020 was (2)%, and (10)% and (13)% for the three and six months ended June 30, 2019, respectively, and were determined using an estimated annual effective tax rate after considering any discrete items for such periods. Due to the aforementioned valuation allowance against certain of our U.S. net deferred tax assets, the effective tax rates for the three and six months ended June 30, 2020 and 2019 generally do not include the benefits of the U.S. tax losses. We recorded an overall tax expense in both periods due to pre-tax earnings in jurisdictions without valuation allowances. The change in effective tax rates relates primarily to the overall mix of income (loss) in our jurisdictions without valuation allowances and the increase in unbenefited U.S. pre-tax losses. Additionally, the effective tax rate for the three and six months ended June 30, 2020 included an unfavorable adjustment for the legacy U.K. Gaming reporting unit goodwill impairment of $54 million recorded in the first quarter of 2020, which is not deductible for tax purposes. The tax structure of our SciPlay business was altered as a result of SciPlay’s initial public offering, which was completed on May 7, 2019. For the three and six months ended June 30, 2020, we recorded a tax provision for our 18% noncontrolling interest in SciPlay.

As discussed in Note 1, the COVID-19 disruptions significantly impacted certain segments of our business during the first half of 2020. We considered the COVID-19 disruptions in our ability to realize deferred tax assets in the future and determined that such conditions did not change our overall valuation allowance positions. The U.S. signed into law on March 27, 2020 the CARES Act, which includes various income tax provisions to help stabilize U.S. businesses, including a provision to ease the limitation on deductible interest expense in 2019 and 2020, which will reduce our interest limitation for these years, preserving U.S. net operating losses. We continue to monitor and evaluate the tax implications resulting from the CARES Act and any new legislation passed in response to COVID-19 in the federal, state, and foreign jurisdictions where we have an income tax presence.

(15) Leases
        Our total operating lease expenses for the three and six months ended June 30, 2020 were $8 million and $16 million, respectively, and were $10 million and $19 million for the three and six months ended June 30, 2019, respectively. The total amount of variable and short term lease payments were immaterial for all periods presented.

        Supplemental balance sheet and cash flow information related to operating leases is as follows:

	As of
	June 30, 2020	December 31, 2019
Operating lease right-of-use assets(1)	$96	$105
Accrued liabilities	24	26
Operating lease liabilities	80	88
Total operating lease liabilities	$104	$114
Cash paid for amounts included in the measurement of lease liabilities:
Operating cash flows from operating leases for the six month period ended June 30, 2020 and 2019, respectively	$15	$17
Weighted average remaining lease term, units in years	5	5
Weighted average discount rate	5%	5%
(1) Operating lease right-of-use assets obtained in exchange for lease obligations were immaterial.

        Lease liability maturities:

	Remainder of 2020	2021	2022	2023	2024	Thereafter	Less Imputed Interest	Total
Operating leases	$15	$27	$22	$17	$14	$23	$(14)	$104

As of June 30, 2020, we did not have material additional operating leases that have not yet commenced.

(16) Litigation
        We are involved in various routine and other specific legal proceedings, including the following which are described in Note 21 within our 2019 10-K: the Colombia litigation, SNAI litigation, Washington State Matter and Raqqa Matter. There have been no material changes to these matters since the 2019 10-K was filed with the SEC, except as described below.
We record an accrual for legal contingencies when it is both probable that a liability has been incurred and the amount or range of the loss can be reasonably estimated (although, as discussed below, there may be an exposure to loss in excess of the accrued liability). We evaluate our accruals for legal contingencies at least quarterly and, as appropriate, establish new accruals or adjust existing accruals to reflect (1) the facts and circumstances known to us at the time, including information regarding negotiations, settlements, rulings and other relevant events and developments, (2) the advice and analyses of counsel and (3) the assumptions and judgment of management. Legal costs associated with our legal proceedings are expensed as incurred. We had accrued liabilities of $3 million for all of our legal matters that were contingencies as of June 30, 2020 and December 31, 2019.
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
TCS John Huxley Matter
On March 15, 2019, TCS John Huxley America, Inc., TCS John Huxley Europe Ltd., TCS John Huxley Asia Ltd., and Taiwan Fulgent Enterprise Co., Ltd. brought a civil action in the United States District Court for the Northern District of Illinois against SGC, Bally Technologies, Inc. and SG Gaming. In the complaint, the plaintiffs assert federal antitrust claims arising from the defendants’ procurement of particular U.S. and South African patents. The plaintiffs allege that the defendants used those patents to create an allegedly illegal monopoly in the market for automatic card shufflers sold to regulated casinos in the United States. On April 10, 2019, the defendants filed a motion to dismiss the plaintiffs’ complaint with prejudice. On April 25, 2019, the district court denied the defendants’ motion to dismiss without prejudice pursuant to the court’s local rules, after the plaintiffs advised that they intended to file an amended complaint. The plaintiffs filed their amended complaint on May 3, 2019, and on May 22, 2019, the defendants filed a motion to dismiss the plaintiffs’ amended complaint with prejudice. On March 20, 2020, the district court denied the defendants’ motion to dismiss the plaintiffs’ amended complaint, and defendants filed an answer to Plaintiffs’ amended complaint on June 19, 2020. On June 3, 2020, the trial court granted the defendants’ request to bifurcate proceedings in the case, with discovery to occur first into the statute of limitations and release defenses asserted by the defendants in their motion to dismiss, before proceeding into broader discovery. The trial court set a September 18, 2020, deadline for the parties to complete discovery relating to the statute of limitations and release defenses. We are currently unable to determine the likelihood of an outcome or estimate a range of reasonably possible loss.
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
Sylebra Matter
On October 23, 2019, Sylebra Capital Partners Master Fund, Limited and P Sylebra, Limited (together, “Sylebra”) filed a complaint in Delaware Chancery Court against SGC, SG Gaming, Inc., and certain of SGC’s current and former executives and directors. The complaint asserts claims for alleged breaches of fiduciary duty and alleged aiding and abetting of such alleged breaches of fiduciary duty; for alleged unjust enrichment; for alleged anticipatory breach of Sylebra’s alleged rights under SGC’s prior Restated Certificate of Incorporation (“prior Charter”) and for alleged breach of that prior Charter; for alleged violations of certain Delaware statutes; and for alleged tortious interference with contract. The complaint seeks injunctive relief, declaratory relief, money damages, and the award of the plaintiffs’ costs and expenses incurred in the action. On December 20, 2019, the defendants filed a motion to dismiss Sylebra’s complaint. In response, on January 27, 2020, Sylebra filed an amended complaint, and on February 28, 2020, the defendants filed a motion to dismiss Sylebra’s amended complaint. On June 30, 2020, the trial court heard oral argument on defendants’ motion to dismiss Sylebra’s amended complaint. We are currently unable to determine the likelihood of an outcome or estimate a range of reasonably possible losses, if any. We believe that the claims in the lawsuit are without merit, and intend to vigorously defend against them.
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

Item 2. MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS
        The following discussion is intended to enhance the reader’s understanding of our operations and current business environment and should be read in conjunction with the description of our business included under Part I, Item 1 “Condensed Consolidated Financial Statements” and Part II, Item 1A “Risk Factors” in this Quarterly Report on Form 10-Q and under Part I, Item 1 “Business,” Item 1A “Risk Factors” and Part II, Item 7 “Management’s Discussion and Analysis of Financial Condition and Results of Operations” included in our 2019 10-K.
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
Recent Events — Impact of COVID-19
In March 2020, the World Health Organization declared the rapidly spreading COVID-19 outbreak a pandemic. In response to the COVID-19 pandemic, governments across the world implemented measures to prevent its spread including the temporary closure of all non-essential businesses and travel restrictions, which have affected and continue to affect our business segments in a number of ways. The closure and phased in reopening of gaming establishments during the latter part of the second quarter of 2020 have impacted a substantial amount of our gaming and, to a lesser extent, lottery operations. The reopening of gaming establishments began during the latter part of the second quarter of 2020, however, significant health and safety measures continue to be taken to ensure the safety of players which continues to negatively affect our gaming business segment as these measures are implemented and observed. These safety and social distancing measures include the reduction of floor occupancy, limitation of the number of players allowed at table games and a reduction of slot machines available for play, among others.
Impact on Business Operations and Financial Results
Our Gaming business segment is especially impacted due to the widespread temporary closures and restricted re-opening of a substantial number of gaming operations establishments coupled with global economic uncertainty. The COVID-19 pandemic remains a rapidly evolving situation. Although businesses began reopening during the latter part of the second quarter of 2020, our Participation gaming business revenue and cash flows continue to be significantly negatively affected, as they are largely driven by players’ disposable incomes and level of gaming activity. New social distancing requirements that were implemented in many jurisdictions have and are expected to continue to have a negative impact on the amount of customer traffic within gaming establishments. The COVID-19 disruptions continue to cause prolonged periods of closures and modified operating schedules and may result in changes in customer behaviors, including a reduction in consumer discretionary spending as a result of the uncertainty caused by the pandemic and unemployment levels. Additionally, our gaming machine and table product sales largely depend on our customers’ liquidity and operating results, which has negatively impacted the replacement cycle and demand for gaming machines, table products and opportunities from new or expanded markets. Further, we have granted customer concessions for a portion of the time for which such customers’ operations were impacted by closures or quarantines. Also, based on historical gaming customers’ orders and our manufacturing capacity, a substantial portion of gaming machine sales are fulfilled in the third month of each quarter. Since March when the COVID-19 disruptions became widespread, gaming machine sales revenues have been and continue to be particularly negatively impacted. We believe this negative trend could reduce the capital expenditures of casino operators and continue to lengthen the replacement cycles of their existing gaming machines.
Unfavorable economic conditions caused by COVID-19 could continue to impact the timing of cash receipts from our Gaming customers. In addition, unfavorable economic conditions have caused, and could continue to cause, some of our Gaming customers to temporarily close gaming venues or ultimately declare bankruptcy, which would adversely affect our business. In recent years, our Gaming business has expanded the use of extended payment term financing for gaming machine purchases primarily in the LATAM region, and we expect to continue to provide a higher level of extended payment term financing in this business until demand from our customers for such financings abates or our business model changes. These financing arrangements may increase our collection risk, and if customers are not able to pay us, whether as a result of financial difficulties, bankruptcy or otherwise, we may incur provisions for bad debt related to our inability to collect certain receivables. In addition, both extended payment term financing and operating leases result in a delay in our receipt of cash, which reduces our cash balance, liquidity and financial flexibility to respond to changing economic events. Unfavorable economic conditions may also result in volatility in the credit and equity markets. The difficulty or inability of our customers to generate or obtain adequate levels of capital to finance their ongoing operations may reduce their ability to purchase our products and services. Refer to Note 5 for international locations with significant concentrations of our receivables with terms longer than one year.
We increased our allowance for credit losses by $12 million and $40 million for the three and six month periods ended June 30, 2020, respectively. These increases were primarily related to Gaming customers in LATAM as those customers were particularly affected by COVID-19 closures of gaming operations establishments. In addition, customers in this region expect and have often been granted extended payment terms. As described above, our customers in LATAM have been and are expected to continue to be affected by the COVID-19-related closures of gaming operations establishments and the resulting impact on both their specific financial situations and the general macroeconomic environments in which they operate.
During the three and six months ended June 30, 2020, we recorded $21 million and $30 million, respectively, in inventory valuation charges (recorded in cost of product sales) related to inventory in our Gaming business segment primarily due to the COVID-19 disruption impacting future demand combined with a reassessment of our Gaming product strategy. Our new Gaming leadership team brought in late in the first quarter of 2020 began to set a new strategic plan for the Gaming business late in the second quarter of 2020. This new strategic plan includes revising product roadmaps and an assessment of how many and which platforms we will support, when we end service on legacy platforms and when we stop selling on such platforms in conjunction with new product launches. This new approach, combined with the rapid demand reduction that took place in the second quarter largely as a result of the COVID-19 disruptions, required us to reassess our inventory valuation, including whether we had excess or obsolete inventory based on the new strategic plan and related demand. In addition, the continued closures in the LATAM region make it difficult to execute our previous strategy of shipping legacy platforms into that market. The combination of these factors led to the $21 million inventory valuation charge recognized in the three months ended June 30, 2020. Our policy is to continue to review and assess these and other factors, especially during the COVID-19 disruptions, and if such factors or our outlook changes, we record adjustments to the valuation of inventory.
Our Lottery business segment continues to be negatively impacted primarily as a result of lower foot traffic and reduced discretionary spending by end players, coupled with international retail establishments that were temporarily closed and began to re-open during the second quarter of 2020. Lottery sales were down meaningfully early in the second quarter as a result of the pandemic, but have since largely recovered in the U.S. and we have also seen a strong recovery in international markets.
The temporary closure of gaming operations, disruptions to lottery operations, travel restrictions, cancellation of sporting events, lower disposable incomes of consumers and the adverse impact on our casino and gaming customers’ liquidity and financial results caused by the COVID-19 pandemic, had and continues to have an adverse effect on our results of operations, cash flows and financial condition for the first half of 2020 and into the second half of 2020 and potentially beyond.
Although gaming and lottery operations have begun to re-open, with encouraging early performance results, we are unable to determine the ultimate magnitude and the length of time that the pandemic disruptions will continue to impact our results of operations, cash flows and financial condition, which will depend, among other factors, on the currently unknowable duration of the COVID-19 pandemic, the impact of governmental regulations and actions that might continue to be imposed in response to the pandemic, change in customer behaviors, social distancing measures, decreased gaming establishments operating capacity, high unemployment rates, and the pace of overall recovery of gaming and lottery operations globally. We implemented a number of measures to reduce operating costs and conserve liquidity. These include measures such as: reductions in both salaries and workforce, including temporary voluntary 50% or greater reductions in salaries by our executive leadership team (100% as to our President and Chief Executive Officer until June 30, 2020 and 50% from July 1, 2020 to July 31, 2020), unpaid employee furloughs, temporary elimination of 401(k) matching among other compensation and benefits reductions and deferral of all non-essential operating and capital expenditures. We have also engaged with our vendors to negotiate concessions on the timing and amount of payments to preserve liquidity through the COVID-19 disruption period. We estimate that these measures resulted in excess of $150 million in cost savings in the second quarter of 2020. Additionally, reduced capital expenditures and the above measures are expected to result in an overall lower future cost structure.
Impact on Liquidity
On May 8, 2020, SGC and the requisite lenders under SGI’s revolving credit facility entered into the Credit Agreement Amendment that, among other things, implements a financial covenant relief period through the end of the first quarter ending March 31, 2021 (the “Covenant Relief Period”), as a result of which SGI is not required to maintain compliance with the consolidated net first lien leverage ratio covenant during the Covenant Relief Period, imposes a minimum liquidity requirement (excluding SciPlay) of at least $275 million during the Covenant Relief Period, and further restricts our ability to incur indebtedness and liens, make restricted payments and investments and prepay junior indebtedness during the Covenant Relief Period, subject to certain exceptions and further subject, in some instances, to maintaining minimum liquidity (excluding SciPlay) of at least $400 million. See Note 1 for additional details regarding the Credit Agreement Amendment.
On April 9, 2020, we borrowed $480 million under SGI’s revolving credit facility. As of June 30, 2020, our total available liquidity (excluding our SciPlay business segment) was $637 million. We continue to actively manage our daily cash flows and continue to evaluate additional measures that will reduce operating costs and conserve cash. We believe that, based on our current projections, we will have sufficient liquidity for a period of at least one year.
On July 1, 2020, we completed the issuance of $550 million in aggregate principal amount of 8.625% senior unsecured notes due 2025 in a private offering, for which we received the total net proceeds of $543 million. We used a portion of the net proceeds to redeem all $341 million of our outstanding 2021 Notes and paid accrued and unpaid interest thereon plus related premiums, fees and costs, which redemption was completed on July 17, 2020, and will use the remaining net proceeds to fund working capital and general corporate purposes. This refinancing transaction extends our significant debt maturities until 2024.
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

	Three Months Ended				Six Months Ended
	June 30,				June 30,
	2020		2019		2020		2019
($ in millions)	Revenue	% Consolidated Revenue	Revenue	% Consolidated Revenue	Revenue	% Consolidated Revenue	Revenue	% Consolidated Revenue
Foreign Currency:
British Pound Sterling	$60	11%	$78	9%	$145	11%	$163	10%
Euro	46	9%	61	7%	109	9%	117	7%
        We also have foreign currency exposure related to certain of our equity investments, cross-currency interest rate swaps, and Euro-denominated debt. See “Risk Factors” under Part II, Item 1A in this Quarterly Report on Form 10-Q and Part I, Item 1A in our 2019 10-K, “Consolidated Results — Other Factors Affecting 2019 and 2018 Net Loss Comparability— Foreign exchange” under Item 7 in our 2019 10-K and Item 3 “Quantitative and Qualitative Disclosures about Market Risk” in this Quarterly Report on Form 10-Q.

CONSOLIDATED RESULTS

	Three Months Ended June 30,		Variance		Six Months Ended June 30,		Variance
($ in millions)	2020	2019	2020 vs. 2019		2020	2019	2020 vs. 2019
Total revenue	$539	$845	$(306)	(36)%	$1,264	$1,682	$(418)	(25)%
Total operating expenses	595	717	(122)	(17)%	1,352	1,431	(79)	(6)%
Operating (loss) income	(56)	128	(184)	(144)%	(88)	251	(339)	(135)%
Net loss before income taxes	(196)	(68)	(128)	(188)%	(347)	(88)	(259)	(294)%
Net loss	(198)	(75)	(123)	(164)%	(353)	(99)	(254)	(257)%
Net loss attributable to SGC	$(203)	$(77)	$(126)	(164)%	$(362)	$(101)	$(261)	(258)%
Revenue

Consolidated Revenue by Business Segment
(in millions)

Three Months Ended June 30, 2020 and 2019	Six Months Ended June 30, 2020 and 2019
        As described in the “Recent Events – Impact of COVID-19” section above, our total revenue for both the three and six months, specifically revenues for the Gaming business segment, were adversely impacted by COVID-19 disruptions. Gaming revenue for the six months ended June 30, 2020 also reflects lower system revenues due to completion of certain Canadian systems launches that we benefited from in the prior year comparable period, while Lottery revenue for the six months ended June 30, 2020 reflects approximately $14 million in lower equipment sales.
Operating Expenses

	Three Months Ended June 30,		Variance		Six Months Ended June 30,		Variance
($ in millions)	2020	2019	2020 vs. 2019		2020	2019	2020 vs. 2019
Operating expenses:
Cost of services	$126	$135	$(9)	(7)%	$256	$268	$(12)	(4)%
Cost of product sales	69	111	(42)	(38)%	160	218	(58)	(27)%
Cost of instant products	62	75	(13)	(17)%	135	142	(7)	(5)%
SG&A	151	174	(23)	(13)%	349	360	(11)	(3)%
R&D	31	46	(15)	(33)%	82	95	(13)	(14)%
D&A	140	170	(30)	(18)%	278	335	(57)	(17)%
Goodwill impairment	—	—	—	— %	54	—	54	— %
Restructuring and other	16	6	10	167%	38	13	25	192%
Total operating expenses	$595	$717	$(122)	(17)%	$1,352	$1,431	$(79)	(6)%
Cost of Revenue
        Cost of revenue for the three and six months ended June 30, 2020 decreased primarily as a result of lower Gaming and Lottery cost of revenue correlated with a decrease in revenue due to the COVID-19 disruptions described above and lower equipment sales for Lottery business segment. Additionally, the three and six months ended June 30, 2020 Cost of product sales includes approximately $21 million and $30 million, respectively, in Gaming segment inventory valuation charges, due to a decrease in demand for certain platforms as we believe that our customers will continue to extend replacement cycles to preserve their liquidity following their return to full operations combined with a reassessment of our Gaming product strategy, which commenced during the second quarter of 2020 by the new Gaming business segment leadership and is expected to continue into the second half of the year (see Note 6).
SG&A and R&D
        SG&A and R&D decreased for both comparable periods primarily due to company-wide austerity measures in response to the COVID-19 disruptions described above, which resulted in lower SG&A compensation and benefit expenses of $29 million and $41 million and lower R&D compensation and benefit expense of $11 million and $5 million for the three and six month comparable periods, respectively. The decreases in SG&A for both comparable periods were partially offset by increases of $12 million and $40 million in Gaming business segment allowance for credit losses in the three and six months ended June 30, 2020, respectively that reflect forecasted credit deterioration due to the COVID-19 disruptions generally and credit weakness in our Latin America receivables portfolio specifically (see Note 5).
D&A
        The decrease in D&A for the three and six months ended June 30, 2020 was primarily due to certain Gaming intangible assets and software becoming fully amortized during 2019.
Goodwill Impairment
Goodwill impairment was related to our legacy U.K. Gaming reporting unit, which was recorded during the first quarter of 2020 (see Note 8).
Restructuring and Other
        The increase in restructuring and other for the three and six months ended June 30, 2020 is primarily due to severance and related charges associated with COVID-19 disruptions (see Note 4).
Other Factors Affecting Net Loss Attributable to SGC

	Three Months Ended June 30,		Six Months Ended June 30,		Factors Affecting Net Loss Attributable to SGC
(in millions)	2020	2019	2020	2019	2020 vs. 2019
Interest expense	$(124)	$(147)	$(248)	$(301)	The decreases in interest expense for the three and six months ended June 30, 2020 reflect the favorable impact of 2019 refinancing activities.
Loss on debt financing transactions	—	(60)	—	(60)	Loss on debt financing transactions consummated during the second quarter of 2019 includes a $50 million charge associated with premiums paid to redeem $1,000 million of the 2022 Unsecured Notes (see Note 11).
(Loss) gain on remeasurement of debt	(12)	(3)	(2)	2	(Losses) and gains are attributable to remeasurement of the 2026 Secured Euro Notes and 2026 Unsecured Euro Notes and reflect changes in the Euro vs. the U.S. Dollar foreign exchange rates between the comparable periods.
Income tax expense	(2)	(7)	(6)	(11)	The decrease is primarily due to the overall mix of worldwide income/(loss).
        See “Business Segments Results” below for a more detailed explanation of the significant changes in our components of revenue within the individual segment results of operations.
BUSINESS SEGMENTS RESULTS (for the three and six months ended June 30, 2020 compared to the three and six months ended June 30, 2019)
GAMING
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
Current Year Update
        See the “Recent Events – Impact of COVID-19” section above for a description of the COVID-19 impact on our Gaming business segment, which had an adverse effect on our results of operations and cash flows in the first half of 2020 and into the second half of 2020 and potentially beyond. In addition to the adverse effect of COVID-19, we anticipate challenges in our gaming operations as corporate consolidations continue and decline in our gaming systems products and services due to certain large Canadian contracts that were completed in 2019.
Results of Operations and Key Performance Indicators

Three Months Ended June 30, 2020 and 2019	Six Months Ended June 30, 2020 and 2019

1 - The three and six months ended June 30, 2019 includes $3 million and $10 million, respectively, in intellectual property royalties paid by the SciPlay business segment, which are no longer being paid as of May 7, 2019 in connection with the IP License Agreement described in Note 1 of our 2019 10-K.

Revenue

	Three Months Ended June 30,		Variance		Six Months Ended June 30,		Variance
($ in millions)	2020	2019	2020 vs. 2019		2020	2019	2020 vs. 2019
Revenue:
Gaming operations	$16	$150	$(134)	(89)%	$135	$302	$(167)	(55)%
Gaming machine sales	53	148	(95)	(64)%	145	284	(139)	(49)%
Gaming systems	17	67	(50)	(75)%	72	141	(69)	(49)%
Table products	5	62	(57)	(92)%	57	122	(65)	(53)%
Total revenue	$91	$427	$(336)	(79)%	$409	$849	$(440)	(52)%

F/X impact on revenue	$(1)	$(4)	$3	(75)%	$(2)	$(8)	$6	(75)%

Gaming KPIs:
U.S. and Canada units:
Installed base at period end	30,324	32,056	(1,732)	(5)%	30,324	32,056	(1,732)	(5)%
Average daily revenue per unit	$4.45	$38.98	$(34.53)	(89)%	$18.17	$38.71	$(20.54)	(53)%

International units(1):
Installed base at period end	34,333	34,112	221	1%	34,333	34,112	221	1%
Average daily revenue per unit	$0.83	$11.24	$(10.41)	(93)%	$4.53	$11.33	$(6.8)	(60)%

Gaming machine unit sales:
U.S. and Canada new unit shipments	1,431	4,671	(3,240)	(69)%	4,321	9,472	(5,151)	(54)%
International new unit shipments	2,917	2,730	187	7%	4,920	4,813	107	2%
Total new unit shipments	4,348	7,401	(3,053)	(41)%	9,241	14,285	(5,044)	(35)%
Average sales price per new unit	$11,137	$17,436	$(6,299)	(36)%	$13,644	$17,288	$(3,644)	(21)%
(1) Excludes the impact of game content licensing revenue.
All of our Gaming revenue was negatively impacted by the COVID-19 disruptions that resulted in temporary closures and/or reduced operating capacity of a substantial number of gaming operations establishments in various jurisdictions globally, as described in the “Recent Events – Impact of COVID-19” section above. Although gaming establishments began to reopen in June, and have seen strong initial demand, new social distancing requirements that were implemented in many jurisdictions (including reduced floor occupation to 50%, table play customer limitations and reduction of slot machines available for play) have had and are expected to continue to have a negative impact on our Gaming revenue until casino operators are able to return to normal operations.
Gaming Operations
Gaming operations revenue decreased for both comparable periods primarily due to the COVID-19 disruptions described above along with a 1,732-unit decrease in the U.S. and Canada ending installed base and decreases in both domestic and International average daily revenue, which was partially offset by a 221-unit increase in the International ending installed base.
Gaming Machine Sales
Gaming machine sales revenue decreased for both comparable periods primarily due to the impact of COVID-19 as described above driving lower unit shipments primarily in replacement unit sales for both comparable periods, coupled with decreases in the average sales price per unit reflecting a less favorable mix of gaming machine sales. The following table summarizes Gaming machine sales changes:

	Three Months Ended June 30,		Variance		Six Months Ended June 30,		Variance
	2020	2019	2020 vs. 2019		2020	2019	2020 vs. 2019
U.S. and Canada unit shipments:
Replacement units	640	3,443	(2,803)	(81)%	2,384	6,637	(4,253)	(64)%
Casino opening and expansion units	791	1,228	(437)	(36)%	1,937	2,835	(898)	(32)%
Total unit shipments	1,431	4,671	(3,240)	(69)%	4,321	9,472	(5,151)	(54)%

International unit shipments:
Replacement units	2,532	2,674	(142)	(5)%	4,359	4,757	(398)	(8)%
Casino opening and expansion units	385	56	329	588%	561	56	505	902%
Total unit shipments	2,917	2,730	187	7%	4,920	4,813	107	2%
Operating Expenses and AEBITDA
        The decrease in operating expenses and decrease in AEBITDA and AEBITDA as a percentage of revenue (“AEBITDA margin”) for both comparable periods are primarily attributable to the COVID-19 disruptions described in the “Recent Events – Impact of COVID-19” section.
The decrease in operating expenses for both comparable periods is primarily due to lower cost of revenue correlated with the decrease in revenue partially offset by: (1) $12 million and $40 million increases in allowance for credit losses, respectively, which reflect actual and forecasted credit deterioration primarily due to the COVID-19 disruptions and in particular the worsening of the expected credit position in our Latin America receivables portfolio, (2) $21 million and $30 million increase of inventory valuation charges to cost of products, respectively (as described above), and (3) $5 million and $15 million increase in restructuring and other charges, respectively. Additionally, the six months ended June 30, 2020 period includes a $54 million goodwill impairment charge that was recognized in the first quarter of 2020.
AEBITDA margin for the three and six-month comparable periods decreased by 84 and 35 percentage points, respectively, to (34)% and 16%, respectively.
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
Current Year Update
        See “Recent Events – Impact of COVID-19” section above for a description of the COVID-19 impact on our Lottery business segment, which had and could have an adverse effect on our results of operations and cash flows continuing into the second half of 2020 and potentially beyond. In addition to the adverse effect of COVID-19, we believe we will continue to face intense price-based competition in our Lottery business in 2020 and potentially beyond. In the near term, we also expect to see an increase in the number of jurisdictions that seek to privatize or outsource lottery operations and to face strong competition from both traditional and new competitors with respect to these opportunities. In addition, we anticipate that lottery requests for proposals, specifically those for private management agreements and certain of our international customers, could increasingly include terms that expose us to increased risk, such as requiring the guarantee of specific income thresholds or significant upfront payments.
Results of Operations and Key Performance Indicators

Three Months Ended June 30, 2020 and 2019	Six Months Ended June 30, 2020 and 2019
Revenue

	Three Months Ended June 30,		Variance		Six Months Ended June 30,		Variance
($ in millions)	2020	2019	2020 vs. 2019		2020	2019	2020 vs. 2019
Revenue:
Instant products	$133	$150	$(17)	(11)%	$269	$290	$(21)	(7)%
Lottery systems	76	81	(5)	(6)%	152	168	(16)	(10)%
Total revenue	$209	$231	$(22)	(10)%	$421	$458	$(37)	(8)%

F/X impact on revenue	$(2)	$(4)	$2	(50)%	$(3)	$(6)	$3	(50)%
The decrease in instant products revenue for both comparable periods is primarily due to the negative impact from COVID-19 disruptions, which resulted in a lower level of lottery ticket sales. The decrease in lottery systems revenue for the comparable periods is primarily due to COVID-19 disruptions and higher 2019 lottery systems equipment sales, which were $5 million and $14 million higher for the three and six month comparable periods, respectively.
Operating Expenses and AEBITDA
The decrease in operating expenses and decrease in AEBITDA for both comparable periods and AEBITDA margin for the six month comparable periods are correlated with the decrease of lottery ticket retail sales described above and the impact COVID-19 disruptions had on our joint ventures (particularly LNS), coupled with lower operating expenses due to implemented austerity measures. As a result of the above drivers, AEBITDA margin for the three month comparable period improved by 1 percentage point, while AEBITDA margin for the six month comparable period decreased by 3 percentage points. AEBITDA margin decrease for the six month comparable period is primarily due to lower JV EBITDA, contributing 5 percentage points to the overall decrease, more than offsetting the impact of lower operating expenses.
SCIPLAY
        We generate revenue in our SciPlay business segment from the sale of virtual coins, chips and bingo cards, which players can use to play casino-style slot games, table games and bingo games (i.e., spin in the case of casino-style slot games, bet in the case of table games and use of bingo cards in the case of bingo games). We distribute our games through various global social web and mobile platforms such as Facebook, Apple, Google and Amazon, with some of our games available on Microsoft and other web and mobile platforms. The games are primarily our WMS®, Bally®, Barcrest®, and SHFL® branded games. We offer both third-party branded games and original content.
Our apps include Jackpot Party® Casino, Gold Fish® Casino, Quick Hit® Slots, Hot Shot Casino®, Bingo ShowdownTM, 88 Fortunes®, MONOPOLY Slots, and recently added Backgammon and Solitaire social games as a part of Come2Play acquisition on various platforms referenced above.
Current Year Update

While the COVID-19 disruptions did not negatively affect SciPlay’s results for both comparable periods (see the “Recent Events – Impact of COVID-19” section above), sustained consumer unease, lower discretionary spending and shelter-in-place orders may impact SciPlay’s results of operations in the second half of 2020 and potentially beyond. SciPlay experienced an increase in nearly all key performance indicators and revenue beginning in March 2020 and continuing throughout the three months ended June 30, 2020, which we believe is partially due to the stay at home measures and increased player free time. We believe the increase in paying players is also a result of significant game enhancements that have enabled us to attract and retain new players. The new players are highly engaged, and could allow us to continue to drive increases in our key performance indicators, as they continue to be active paying players following the easing of COVID-19 restrictions. Many of SciPlay’s current and potential players may have significantly more free time to play games, however they may also experience sustained consumer unease and have lower discretionary income.
During the first half of 2020, we deployed significant updates across a number of our portfolio games, and we continued testing in certain international markets. We expect to deploy further updates to games in future quarters.
On June 22, 2020, SciPlay completed the acquisition of the privately held mobile and social game company Come2Play (see Note 1), which will enable SciPlay to expand and diversify its social games. As a result of this acquisition we now offer Backgammon and Solitaire social games targeted towards casual game players on some of the same platforms in which we currently offer our existing games.
Results of Operations and Key Performance Indicators

Three Months Ended June 30, 2020 and 2019	Six Months Ended June 30, 2020 and 2019

1 - The three and six months ended June 30, 2019 include charges of $3 million and $10 million, respectively for intellectual property royalties paid to the Gaming business segment, which are no longer being paid as of May 7, 2019 in connection with the IP License Agreement described in Note 1 of our 2019 10-K.

Revenue

	Three Months Ended June 30,		Variance		Six Months Ended June 30,		Variance
($ in millions)	2020	2019	2020 vs. 2019		2020	2019	2020 vs. 2019
Revenue:
Mobile	$144	$98	$46	47%	$245	$195	$50	26%
Web and other	22	20	2	10%	39	41	(2)	(5)%
Total revenue	$166	$118	$48	41%	$284	$236	$48	20%

SciPlay KPIs:
Mobile Penetration(1)	87%	83%	4pp	nm	86%	83%	3pp	nm
Average MAU(2)	8.1	8.1	—	—%	7.8	8.2	(0.4)	(5)%
Average DAU(3)	2.7	2.7	—	—%	2.7	2.7	—	—%
ARPDAU(4)	$0.67	$0.48	$0.19	40%	$0.58	$0.48	$0.10	21%
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
        Mobile platform revenue increased for both comparable periods primarily due to increased player engagement as a result of the stay at home measures across North America and other countries and the ongoing popularity of Jackpot Party Casino, Quick Hits Slots, Gold Fish Casino, and MONOPOLY Slots. Web platform revenues increased for the three months ended June 30, 2020 primarily due to the stay at home measure across North America and other countries. For the six months ended June 30, 2020, web platform revenues decreased due to the continued trend of players migrating from web to mobile platforms to play our games.
ARPDAU increased for both comparable periods due to stay at home measures across North America and other countries, introduction of new content and features, and ongoing popularity of our games.
Operating Expenses and AEBITDA
        The increase in operating expenses for both comparable periods is primarily due to higher cost of revenue correlated with revenue growth, partially offset by lower IP charges paid to the Gaming business segment, which are reflected in increases in AEBITDA and AEBITDA margin. AEBITDA margin for the three and six month comparable periods increased by 8 and 9, percentage points to 36% and 33%, respectively.
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
Current Year Update
•While the impact of the COVID-19 disruptions was not material on our first half 2020 revenue, closure of gaming facilities, cancellations of sporting events, consumer unease and lower discretionary spending did have a negative impact on our customers’ operations and consequently our results of operations for the three and six months ended June 30, 2020, as a significant portion of our sports revenue is based on the volume of wagers generated by our customers.

•We continue to expand our customer base and capitalize on both iGaming and sports opportunities in the U.S. by leveraging our industry leading platforms, content and solutions.
Results of Operations and Key Performance Indicators

Three Months Ended June 30, 2020 and 2019	Six Months Ended June 30, 2020 and 2019
Revenue

	Three Months Ended June 30,		Variance		Six Months Ended June 30,		Variance
($ in millions)	2020	2019	2020 vs. 2019		2020	2019	2020 vs. 2019
Revenue:
Sports and platform	$26	$26	$—	—%	$64	$56	$8	14%
Gaming and other	47	43	4	9%	86	83	3	4%
Total revenue	$73	$69	$4	6%	$150	$139	$11	8%

F/X impact on revenue	$(2)	$(4)	$2	(50)%	$(2)	$(8)	$6	(75)%

Gaming KPI:
Wagers processed through OGS (in billions)	$14.0	$9.3	$4.7	51%	$23.9	$18.2	$5.7	31%
Sports and platform revenue for the three months ended June 30, 2020 remained relatively flat while Gaming and other revenue increased as a result of higher online gaming revenue. The increase in Sports and platform revenue and Digital AEBITDA for the six months ended June 30, 2020 was primarily due to a cancellation fee associated with certain legacy agreements that were modified in the first quarter of 2020 and to a lesser extent lower compensation costs as Digital continues to execute on scaling its business and growth in Gaming and other revenue. AEBITDA margin for the three and six months increased by 10 and 11 percentage points to 27% and 29%, respectively.
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
As described in the “Recent Events – Impact of COVID-19” section above, the COVID-19 pandemic has had and continues to have an adverse effect on our results of operations, cash flows and financial condition and has resulted in significant volatility in global markets, including our stock price. While we do not believe these trends are long lasting nor that the magnitude of the decrease in the fair value of our debt or the volatility of our stock price consistent with market conditions is necessarily indicative of the fair values of our reporting units decreasing below their carrying values, we are unable to determine the ultimate magnitude and the length of time that these disruptions will continue to impact our future results of operations, cash flows and financial condition.
We assessed our estimated fair values of the reporting units as of October 1, 2019 (as of March 31, 2020 for our legacy U.K. Gaming reporting unit) compared to the total enterprise value using the average stock price and the fair value of our debt as of June 30, 2020, and concluded that such analysis does not indicate that estimated fair values for any of our reporting units more likely than not decreased below those reporting units’ carrying values. Accordingly, we determined the COVID-19 disruptions do not trigger any impairments at June 30, 2020 for any reporting units; however, this could change in the future depending on prevailing conditions and changes in our current estimates of the timing and magnitude of the economic recovery following the COVID-19 disruptions.
As described in Note 8, we determined that our legacy U.K. Gaming reporting unit’s goodwill was impaired during the first quarter of 2020. During the first quarter of 2020, we determined that the COVID-19 disruptions impacting our Gaming segment reporting units necessitated a supplemental analysis of the underlying goodwill carrying amounts to determine whether a full quantitative assessment was warranted. We concluded the impact of the COVID-19 disruptions on our reporting units, other than our legacy U.K. Gaming reporting unit, did not reach a level that triggered a quantitative test as there was significant cushion calculated as of our latest full quantitative valuation in the 2019 annual impairment test and the supplemental sensitivity analysis described below corroborated that there continued to be sufficient cushion as of March 31, 2020. Our second quarter 2020 analysis concluded that it is not more likely than not that an impairment exists in the reporting units in our Gaming segment.
The supplemental analysis of the likelihood of impairment in the Gaming segment reporting units performed in the first quarter of 2020 leveraged the full quantitative valuations prepared in the fourth quarter of 2019 as the base, and included a sensitivity analysis eliminating all cash flows from 2020 and reduced 2021 cash flows by 50%, with operations returning to a normal level in 2022. This sensitivity analysis indicated a fair value cushion exceeding 20% in each of our Gaming segment reporting units other than our legacy U.K. Gaming reporting unit. As a part of our second quarter 2020 goodwill analysis, we determined that it is not more likely than not that an impairment exists in the reporting units in our Gaming segment. We also believe there to be an elevated risk of goodwill impairment for the Gaming segment reporting units if the adverse impact of the COVID-19 disruptions or overall recovery for these reporting units sustains over an extended period of time.
The following table summarizes goodwill balances and cushions based on the latest annual goodwill test for all of our Gaming segment reporting units other than our legacy U.K. Gaming reporting unit:

Reporting Unit:	June 30, 2020 Goodwill Balance (in millions)	FY 2019 Goodwill Testing Percentage Cushion
SG Gaming	$1,081	51%
Casino Management Systems	556	49%
Table Products	635	102%

As disclosed in Note 8, based on the results of our first quarter 2020 interim goodwill impairment test for our legacy U.K. Gaming reporting unit, we recorded a partial goodwill impairment charge of $54 million. We estimated the fair value of the legacy U.K. Gaming reporting unit using both an income approach that analyzed a range of projected discounted cash flows and a market approach that considered comparable public companies.
Performing a discounted cash flow analysis requires the use of significant judgments, including: (1) estimation of future cash flows dependent on internal forecasts, (2) estimation of the long-term rate of growth for our business, (3) the relative risk of achieving those cash flows, and (4) determination of our weighted average cost of capital, all of which are subject to overall uncertainty about the magnitude and duration of the COVID-19 disruptions. When using the market approach, we make judgments about the comparability of publicly traded companies engaged in similar businesses or public transaction information for similar businesses. We base our judgments on factors such as size, growth rates, profitability, risk, and return on investment. We also make judgments when adjusting market multiples of revenue, and earnings for these companies to reflect their relative similarity to our business. Refer to Note 8 for key estimates and assumptions used in the first quarter 2020 discounted cash flow analysis for our legacy U.K. Gaming reporting unit.
The remaining Goodwill balance for our legacy U.K. Gaming reporting unit as of June 30, 2020 was $115 million. Any future adverse changes in projections for future operating results or other key assumptions, such as projected revenue, profit margin, capital expenditures or cash flows associated with investments included in our estimation of fair value for our legacy U.K. Gaming reporting unit could lead to additional future goodwill impairments, which could be material.
Inventory Valuation
Inventories are stated at the lower of cost or net realizable value. Cost is determined on the first-in, first-out or weighted moving average method. Our inventory primarily consists of gaming machines and table products for sale and related parts, instant products for our Participation and PPU arrangements. We review our inventory levels each reporting period and adjust the value of our inventory to the extent we determine that inventory cost is in excess of its net realizable value. To estimate obsolete and excess inventory, we consider a number of qualitative and quantitative factors, including product strategy and product lifecycles, estimates of future demand, current pricing, historical sales trends, market trends, and economic conditions. Any changes in these factors could result in material inventory charges which would increase our cost of products and decrease our gross margin, and such charges could be material.
During the three and six months ended June 30, 2020, we recorded $21 million and $30 million, respectively, in charges related to inventory in our Gaming business segment. These charges are primarily due to the COVID-19 disruption impacting future demand combined with a reassessment of our Gaming products strategy, which have commenced during the second quarter of 2020 by the new Gaming business segment leadership and is expected to continue into the second half of the year. The total Gaming business segment net inventory as of June 30, 2020 was $157 million.
Other than our update to the goodwill impairment assessment and inventory valuation above, there have been no significant changes in our critical accounting estimate policies or the application or the results of the application of those policies to our condensed consolidated financial statements from those presented in “Item 7. Management’s Discussion and Analysis of Financial Condition and Results of Operations” included in our 2019 10-K.

LIQUIDITY, CAPITAL RESOURCES AND WORKING CAPITAL
Cash and Available Liquidity
        As of June 30, 2020, our principal sources of liquidity, other than cash flows provided by operating activities, were cash and cash equivalents, including SciPlay cash and cash equivalents (for our SciPlay business segment), and amounts available under the SciPlay Revolver (for our SciPlay business segment) discussed below under “Credit Agreement and Other Debt”.
Cash and Available Revolver Capacity

(in millions)	Cash and cash equivalents	Revolver capacity	Revolver capacity drawn or committed to letters of credit	Total
SGC (excluding SciPlay)	$634	$650	$(647)	$637
SciPlay	156	150	—	306
Total as of June 30, 2020	$790	$800	$(647)	$943

SGC (excluding SciPlay)	$202	$650	$(207)	$645
SciPlay	111	150	—	261
Total as of December 31, 2019	$313	$800	$(207)	$906

        On April 9, 2020, we borrowed $480 million under SGI’s revolving credit facility, which was substantially all of the remaining availability thereunder.
On May 8, 2020, the Company and the requisite lenders under SGI’s revolving credit facility entered into the Credit Agreement Amendment that, among other things, implements a financial covenant relief period through the end of the first quarter ending March 31, 2021 (the “Covenant Relief Period”), as a result of which SGI is not required to maintain compliance with the consolidated net first lien leverage ratio covenant during the Covenant Relief Period, imposes a minimum liquidity requirement (excluding SciPlay) of at least $275 million during the Covenant Relief Period, and further restricts our ability to incur indebtedness and liens, make restricted payments and investments and prepay junior indebtedness during the Covenant Relief Period, subject to certain exceptions and further subject in some instances to maintaining minimum liquidity (excluding SciPlay) of at least $400 million. See Note 1 for additional details regarding the Credit Agreement Amendment.
On July 1, 2020, we completed the issuance of $550 million in aggregate principal amount of 8.625% senior unsecured notes due 2025 in a private offering and on July 17, 2020 we redeemed all $341 million of our outstanding 2021 Notes (see above and Note 11).
Total cash held by our foreign subsidiaries was $150 million and $112 million as of June 30, 2020 and December 31, 2019, respectively. We believe that substantially all cash held outside the U.S. is free from legal encumbrances or similar restrictions that would prevent it from being available to meet our global liquidity needs.
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
In addition, Lottery customers in the U.S. generally require service providers to provide performance bonds in connection with the relevant contract. As of June 30, 2020 our outstanding performance bonds totaled $257 million. Our ability to obtain performance bonds on commercially reasonable terms is subject to our financial condition and to prevailing market conditions, which may be impacted by economic and political events. Although we have not experienced difficulty in obtaining such bonds to date, we cannot assure that we will continue to be able to obtain performance bonds on commercially reasonable terms, or at all. For additional information regarding our surety or performance bonds in connection with our contracts, see “Risk Factors” under Part II, Item 1A in this Quarterly Report on Form 10-Q and under Part I, Item 1A in our 2019 10-K.
As described in Note 1 in our 2019 10-K, on May 7, 2019 we received $312 million in net proceeds from the SciPlay offering (excluding $30 million used by SciPlay to pay the initial public offering related expenses with the balance being retained by SciPlay for general corporate purposes). The ability of SciPlay to pay dividends or make other distributions to us, or to amend the agreements between SciPlay and us and our other subsidiaries, may be limited by the terms of the SciPlay Revolver or the terms of any future indebtedness that SciPlay may incur. For additional details see “Liquidity, Capital Resources and Working Capital” section in our 2019 10-K.
Cash Flow Summary

	Six Months Ended June 30,		Variance
($ in millions)	2020	2019	2020 vs. 2019
Net cash provided by operating activities	$172	$262	$(90)
Net cash used in investing activities	(84)	(115)	31
Net cash provided by financing activities	402	57	345
Effect of exchange rate changes on cash, cash equivalents and restricted cash	(1)	1	(2)
Increase in cash, cash equivalents and restricted cash	$489	$205	$284
Cash Flows from Operating Activities

	Six Months Ended June 30,		Variance
($ in millions)	2020	2019	2020 vs. 2019
Net loss	$(353)	$(99)	$(254)
Adjustments to reconcile net loss to cash provided by operating activities	460	440	20
Changes in working capital accounts, net of effects of acquisitions	57	(86)	143
Changes in deferred income taxes and other	8	7	1
        Net cash provided by operating activities decreased primarily due to a $234 million decrease in earnings (after adjustments to reconcile net loss to cash flows from operations) due to the impacts of the COVID-19 disruptions, which was partially offset by a $144 million favorable change in working capital accounts and other. Changes in working capital accounts for the six months ended June 30, 2020 were primarily driven by lower billings after the closures as a result of the COVID-19 pandemic, collections on pre-COVID-19 receivables and disciplined cash flow management in conjunction with our efforts to reduce operating costs, achieve better vendor terms and preserve liquidity.
Cash Flows from Investing Activities
Net cash used in investing activities decreased primarily due to lower capital expenditures and the proceeds from the sale of certain properties in Chicago, which was partially offset by SciPlay’s acquisition of Come2Play. Capital expenditures are composed of investments in systems, equipment and other assets related to contracts, property and equipment, intangible assets and software.
Cash Flows from Financing Activities
Net cash provided by financing activities increased primarily due to the second quarter 2020 $480 million draw on SGI’s revolving credit facility, while the prior year comparable period included $342 million in proceeds from the sale of SciPlay common stock, which were partially offset by $253 million in net payments on long-term debt and $23 million in debt issuance, deferred financing and offering costs.
Summarized Financial Information of the Obligor Group
We conduct substantially all of our business through our U.S. and foreign subsidiaries. As of June 30, 2020, our obligations under the 2021 Notes, the 2025 Secured Notes, the 2026 Secured Euro Notes, the 2026 Unsecured Euro Notes, the 2026 Unsecured Notes, the 2028 Unsecured Notes, and the 2029 Unsecured Notes were fully and unconditionally and jointly and severally guaranteed by the SGC and the Guarantors subsidiaries other than SGI, of which the 2021 Notes are a registered security. The guarantees of our 2021 Notes, 2025 Secured Notes, 2026 Secured Euro Notes, 2026 Unsecured Euro Notes, 2026 Unsecured Notes, 2028 Unsecured Notes, and 2029 Unsecured Notes will terminate under the following customary circumstances: (1) the sale or disposition of the capital stock of the guarantor (including by consolidation or merger of the guarantor into another person); (2) the liquidation or dissolution of the guarantor; (3) the defeasance or satisfaction and discharge of the notes; (4) the release of the guarantor from any guarantees of indebtedness; and (5) the proper designation of the guarantor as an unrestricted subsidiary pursuant to the indenture governing the respective Notes.

During the first quarter of 2020, the SEC amended the financial disclosure requirements for guarantors and issuers of guaranteed securities registered or being registered as set forth in Rule 3-10 of Regulation S-X. The amendment is effective on January 4, 2021; however, voluntary compliance with the amended rules is permitted in advance of the effective date. We elected to voluntarily comply with the amended regulation effective with our first quarter 2020 Form 10-Q.

In accordance with the amended regulation, the tables below represent the parent company, issuer and guarantor subsidiaries (collectively referred to as the Obligor Group) combined summarized financial information as of June 30, 2020 and December 31, 2019 and for the six and twelve months ended June 30, 2020 and December 31, 2019, respectively. The summarized financial information was derived from the same internal accounting records used to prepare SGC’s consolidated financial statements and are presented on a cost basis. All intercompany balances have been eliminated.

OBLIGOR GROUP SUMMARIZED BALANCE SHEET
	As of
	June 30, 2020	December 31, 2019
Assets:
Current Assets	$1,094	$860
Non-current assets(1)	3,810	3,941
Total assets	$4,904	$4,801
Liabilities:
Current liabilities	$825	$529
Non-current liabilities	9,092	9,003
Total liabilities	$9,917	$9,532
(1) Includes $2,137 million of Goodwill as of June 30, 2020 and December 31, 2019.

OBLIGOR GROUP SUMMARIZED STATEMENT OF OPERATIONS
	Six months ended June 30, 2020	Year ended December 31, 2019
Revenue	$535	$1,688
Cost of services, cost of product sales and cost of instant products(1)	250	462
Operating (loss) income	(135)	313
Net loss	(389)	(357)
(1) Excludes D&A.

Credit Agreement and Other Debt
For additional information regarding our credit agreement and other debt, interest rate risk and interest rate hedging instruments, see Notes 15 and 16 and Item 7A “Quantitative and Qualitative Disclosures About Market Risk” in our 2019 10-K and Item 3 below.
Off-Balance Sheet Arrangements
As of June 30, 2020, we did not have any significant off-balance sheet arrangements.
Contractual Obligations
Other than the private offering of $550 million of 2025 Unsecured Notes and redemption of 2021 Notes, both subsequent to June 30, 2020 (see Note 11), there have been no material changes to our contractual obligations disclosed under Item 7 “Management’s Discussion and Analysis of Financial Condition and Results of Operations — Liquidity, Capital Resources and Working Capital — Contractual Obligations” in our 2019 10-K.

Item 3. Quantitative and Qualitative Disclosures about Market Risk
        Market risk is the risk of loss arising from adverse changes in market rates and prices, such as interest rates, foreign exchange rates and commodity prices. The following are our primary exposures to market risks:
Interest Rate Risk
As of June 30, 2020, the face value of long term debt was $9,259 million, including $4,715 million of variable-rate obligations. Assuming a constant outstanding balance for our variable-rate long term debt, a hypothetical 1% change in interest rates would decrease/increase interest expense by approximately $47 million. All of our interest rate sensitive financial instruments are held for other than trading purposes.
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
As of June 30, 2020, if these cross-currency interest rate swap agreements were ineffective, the fluctuations in the exchange rates between the Euro and the U.S. Dollar would impact the amount of U.S. Dollars that we would require to settle the Euro-denominated debt at maturity of these agreements. A hypothetical 10% change in the U.S. Dollar in comparison to the Euro exchange rate upon inception of the cross-currency interest rate swap would have increased/decreased our obligation to cash settle the exchanged principal portion in U.S. Dollars by approximately $46 million.
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
Fluctuations in the exchange rates between the Euro and the U.S. Dollar will impact the amount of U.S. Dollars that we will require to settle the 2026 Secured Euro Notes and 2026 Unsecured Euro Notes at maturity. A hypothetical 10% change in U.S. Dollar in comparison to the Euro as of June 30, 2020, would have increased/decreased our obligation to cash settle the principal portion of the 2026 Secured and Unsecured Euro Notes in U.S. Dollars by approximately $65 million.
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
There were no changes in our internal control over financial reporting during the three months ended June 30, 2020 that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

PART II. OTHER INFORMATION

Item 1. Legal Proceedings
        For a description of our legal proceedings, see Note 16 in this Quarterly Report on Form 10-Q and Note 21 in our 2019 10-K.

Item 1A. Risk Factors
        There have been no material changes in our risk factors from those disclosed under Item 1A “Risk Factors” included in our 2019 10-K, except as noted below.
The recent COVID-19 pandemic and similar health epidemics, contagious disease outbreaks and public perception thereof, significantly disrupted our operations and adversely affected our business, results of operations, cash flows or financial condition.
The recent outbreak of a novel strain of coronavirus, COVID-19, and public perception thereof, have contributed to consumer unease and decreased discretionary spending and consumer travel, which have had, and will continue to have, a negative effect on us, especially in our Gaming and Lottery businesses. Other future health epidemics or contagious disease outbreaks could do the same. We cannot predict the ultimate effects that the outbreak of COVID-19, any resulting unfavorable social, political and economic conditions and decrease in discretionary spending or travel would have on us, as they would be expected to impact our customers, suppliers and business partners in varied ways in different communities. In our Gaming business, especially our Participation gaming business, our Digital business, and our Lottery business, our revenue is largely driven by players’ disposable incomes and level of gaming activity and lottery purchases. The recent outbreak of COVID-19 has led to economic and financial uncertainty for many consumers and has reduced, and may continue to reduce, the disposable incomes of players across all of our business units. This resulted in fewer patrons visiting casinos and fewer players purchasing lottery products, whether land-based or online, and lower amounts spent per casino visit or lottery purchase and may result in, reduced spend on online gambling activities, which negatively impact the results of operations, cash flows and financial condition of our casino customers, their ability to purchase or lease our products and services, revenues to lotteries and, therefore, our Lottery business revenue, and revenues to our online casino and sportsbook partners and, therefore, our Digital business revenue.
The outbreak of COVID-19 and the resulting unfavorable economic conditions have also impacted, and could continue to impact, the ability of our customers to make timely payments to us. These unfavorable conditions have caused, and could continue to or may cause, some of our Gaming and Lottery customers to temporarily close gaming venues and lottery operations, decrease spending on marketing of or purchases of Lottery products or declare bankruptcy, which would adversely affect our business. In recent years, our Gaming business has expanded the use of extended payment term financing for gaming machine purchases, and we expect to continue to provide a higher level of extended payment term financing in this business until demand from our customers for such financings abates or our business model changes. These arrangements may increase our collection risk, and if customers are not able to pay us, whether as a result of financial difficulties, bankruptcy or otherwise, we may incur provisions for bad debt related to our inability to collect certain receivables. In addition, both extended payment term financing and operating leases result in a delay in our receipt of cash, which reduces our cash balance, liquidity and financial flexibility to respond to changing economic events. We have also seen a negative impact on future demand of certain Gaming products as a result of COVID-19, which has resulted and could continue to result in material inventory charges, which could increase our cost of products and decrease our gross margin. During the three and six months ended June 30, 2020, we recorded $21 million and $30 million, respectively, in charges related to inventory in our Gaming business segment. The recent outbreak also resulted in significant volatility in both the credit and equity markets, potentially leading to an economic downturn. The difficulty or inability of our customers to generate or obtain adequate levels of capital to finance their ongoing operations may reduce their ability to purchase our products and services. In our Lottery business, we believe that difficult economic conditions have contributed, or may contribute, to reductions in spending on marketing by our customers and, in certain instances, less favorable terms under our contracts, as many of our customers face budget shortfalls and seek to cut costs. In our Digital business, the suspension or cancellation of the majority of sporting events which has and could continue to negatively impact the financial condition of our sportsbook customers, their ability to purchase development and other services, their risk of payment default, or their spending levels as they seek to reduce costs, each of which could negatively impact our Digital business revenue. In addition, suppliers to our Digital business may suffer financial difficulties and may not be able to offer their services and products, which could restrict the provision of our services and negatively impact our business, results of operations, cash flows or financial condition.
Various gambling regulators have implemented additional responsible and safer gambling measures relating to our Digital casino business as a result of the COVID-19 outbreak, including the implementation of bet limits, spin speeds, deposit limits and bonusing, which could negatively impact on our business, results of operations, cash flows or financial condition, particularly if additional gambling regulators follow suit.
Furthermore, this outbreak of COVID-19 has caused, and may continue to cause us and certain of our suppliers, to implement temporary adjustment of work schemes allowing employees to work from home and collaborate remotely. We have taken measures to monitor and reduce the impact of the outbreak, including putting in place a global crisis monitoring team, protocols for responding when employees are infected and enhanced cleaning procedures at all sites, but we cannot assure these will be sufficient to mitigate the risks faced by our and our partners’ work forces. We have also taken measures to reduce operating costs and ensure liquidity given the uncertain impact of COVID-19 on revenue, deferred all non-critical capital expenditures, have implemented a number of employee-related actions and are actively considering further actions. However, we have experienced and may still experience lower work efficiency and productivity, which may adversely affect our service quality, and our business operations have been and could be disrupted if and/or when any of our employees has been or is suspected of infection, since this has and may cause our employees to be quarantined and/or our offices to be temporarily shut down. We will continue to incur costs for our operations, and our revenues during this period are difficult to predict. As a result of any of the above developments, our business, results of operations, cash flows or financial condition for the full fiscal year of 2020, especially in the second quarter, have been and will be adversely affected by the COVID-19 outbreak. The extent to which this outbreak impacts our results of operations, cash flows and financial condition will depend on future developments, which are highly uncertain and unpredictable, including new information which may emerge concerning the severity and duration of this outbreak and the actions taken by governmental authorities and us to contain it or treat its impact. For more information on the impact of COVID-19 pandemic on each of our business segments and measures taken by us in response to COVID-19, see section captioned “Recent Events- Impact of COVID-19” in Item 2. “Management’s Discussion and Analysis of Financial Condition and Results of Operations.”
Unfavorable U.S. and international economic conditions, or decreased discretionary spending or travel due to other factors such as terrorist activity or threat thereof, civil unrest, health epidemics, contagious disease outbreaks, or public perception thereof or other economic or political uncertainties, have adversely affected our business, results of operations, cash flows and financial condition.
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
In our Gaming business, especially our Participation gaming business, our revenue is largely driven by players’ disposable incomes and level of gaming activity. Unfavorable economic conditions have reduced, or may reduce, the disposable incomes of casino patrons and resulted, or may result, in fewer patrons visiting casinos, whether land-based or online, and lower amounts spent per casino visit. A further or extended decline in disposable income has resulted in reduced play levels on our Participation gaming machines, causing our results of operations and cash flows from these products to decline. Additionally, higher travel and other costs may adversely affect the number of players visiting our customers’ casinos. Adverse changes in discretionary consumer spending or consumer preferences, resulting in fewer patrons visiting casinos and reduced play levels, could also be driven by factors such as an unstable job market, outbreaks of contagious diseases or public perception thereof or fears of terrorism or other violence. A decline in play levels has negatively impacted the results of operations, cash flows and financial condition of our casino customers and their ability to purchase or lease our products and services.
Unfavorable economic conditions have also impacted, and could continue to impact, the ability of our Gaming customers to make timely payments to us. In addition, unfavorable economic conditions have caused, and could continue to cause, some of our Gaming customers to temporarily close gaming venues or ultimately declare bankruptcy, which would adversely affect our business. In recent years, our Gaming business has expanded the use of extended payment term financing for gaming machine purchases, and we expect to continue to provide a higher level of extended payment term financing in this business until demand from our customers for such financings abates or our business model changes. These financing arrangements may increase our collection risk, and if customers are not able to pay us, whether as a result of financial difficulties, bankruptcy or otherwise, we may incur provisions for bad debt related to our inability to collect certain receivables. In addition, both extended payment term financing and operating leases result in a delay in our receipt of cash, which reduces our cash balance, liquidity and financial flexibility to respond to changing economic events. Unfavorable economic conditions may also result in volatility in the credit and equity markets. The difficulty or inability of our customers to generate or obtain adequate levels of capital to finance their ongoing operations may reduce their ability to purchase our products and services. Refer to Note 6 for international locations with significant concentrations of our receivables with terms longer than one year.
In our Lottery business, we believe that difficult economic conditions have contributed, or may contribute, to reductions in spending on marketing by our customers and, in certain instances, less favorable terms under our contracts, as many of our customers face budget shortfalls and seek to cut costs.
In our Digital business based on a Participation model, our revenue is largely driven by disposable incomes and level of player activity. Unfavorable economic conditions has reduced and may continue to reduce the disposable incomes of end users consuming the services, which could negatively impact revenues for the Digital business. The outbreak of COVID-19 has resulted in the suspension or cancellation of the majority of sporting events which has and could continue to negatively impact the financial condition of our sportsbook customers, their ability to purchase development and other services, their risk of payment default, or their spending levels as they seek to reduce costs, each of which could negatively impact our Digital business revenue. In addition, suppliers to our Digital business may suffer financial difficulties and may not be able to offer their services and products, which could restrict the provision of our services and negatively impact our revenues. Various gambling regulators have implemented additional responsible and safer gambling measures relating to our Digital casino business as a result of the COVID-19 outbreak, including the implementation of bet limits, spin speeds, deposit limits and bonusing, which could negatively impact on our revenues, particularly if additional gambling regulators follow suit.
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
Demand for our Gaming products and services is driven by the replacement of existing gaming machines in existing casinos, the establishment of new jurisdictions, the opening of additional casinos in existing jurisdictions and the expansion of existing casinos. Slow growth or declines in the replacement cycle of gaming machines have reduced and will continue to reduce the demand for our products and negatively impact our results of operations, cash flows and financial condition, and have resulted and could continue to result in material inventory charges, which could increase our cost of products and decrease our gross margin. We recorded charges related to inventory of $21 million and $30 million in the three and six months ended June 30, 2020, respectively, in our Gaming business segment primarily due to the COVID-19 disruption impacting future demand combined with a reassessment of our Gaming product strategy.
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
We cannot assure that our current contracts will be extended or that we will be awarded new contracts as a result of competitive bidding processes or otherwise in the future. In addition, it is common for competitors to protest the award of Lottery contracts to us. For example, there is a pending third-party protest against the renewal of the LNS concession to operate the Italian instant games lottery. Such protests could delay or prevent our ability to enter into a new contract. In addition, the recent outbreak of COVID-19 has caused some lotteries to delay the competitive bidding process, which in turn has delayed awards of new contracts. The termination, expiration or failure to renew one or more of our contracts could cause us to lose substantial revenue, which could have an adverse effect on our ability to win or renew other contracts or pursue growth initiatives. We cannot assure that new or renewed contracts will contain terms that are as favorable as our current terms or will contemplate the same scope of products and services as our current contracts, and any less favorable contract terms or diminution in scope could negatively impact our results of operations, cash flows and financial condition. For additional information regarding the potential expiration dates of certain of our more significant Lottery contracts, see the table in “Lottery Segment” in Part I, Item 1 of our Annual Report on Form 10-K.
We are also required by certain of our customers to provide surety or performance bonds in connection with our contracts. As of June 30, 2020, we had $257 million of outstanding performance bonds. We cannot assure that we will continue to be able to obtain surety or performance bonds on commercially reasonable terms or at all. Our inability to provide such bonds would materially and adversely affect our ability to renew existing, or obtain new, Lottery contracts.
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

We review our amortizable intangible assets for impairment when events or changes in circumstances indicate the carrying value may not be recoverable. We test goodwill and other indefinite-lived intangible assets for impairment at least annually. Factors that may indicate a change in circumstances, such that the carrying value of our goodwill, amortizable intangible assets or other non-amortizing assets may not be recoverable, include a decline in our stock price and market capitalization, reduced future cash flow estimates, and slower growth rates in industry segments in which we participate. We may be required to record a significant charge in our consolidated financial statements during the period in which any impairment of our goodwill or intangible assets is determined, which would negatively affect our results of operations. For example, during the first quarter of 2020 we recorded a charge of $54 million, in 2016 we recorded a charge of $69 million and in 2015 we recorded charges of $935 million and $68 million for the impairment of goodwill. In light of the COVID-19 pandemic and the resulting unfavorable social, political, economic and financial conditions, during the first quarter of 2020 we performed an interim goodwill impairment assessment, which resulted in a $54 million goodwill impairment charge for our legacy U.K. Gaming reporting unit further discussed below. For all of our reporting units, we concluded that as of June 30, 2020 it was not more likely than not that the fair value of these reporting units is below their carrying values and that the COVID-19 disruptions do not trigger an impairment. However, this could change in the future depending on prevailing conditions that could result in additional impairment charges. For more information on the assessment and the goodwill impairment charge, see section captioned “Goodwill Impairment Assessment Update- COVID-19 Impact” in Item 2. “Management’s Discussion and Analysis of Financial Condition and Results of Operations” and Note 8.
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
We believe there to be an elevated risk of goodwill impairment for the unimpaired Gaming segment reporting units if the adverse impact of the COVID-19 disruptions or overall recovery of the casino industry globally sustains over an extended period of time. The remaining goodwill balance for our legacy U.K. Gaming reporting unit as of June 30, 2020 was $115 million. Any future adverse changes in projections for future operating results or other key assumptions, such as projected revenue, profit margin, capital expenditures or cash flows associated with investments included in our estimation of fair value for our legacy U.K. Gaming reporting unit could lead to additional future goodwill impairments, which could be material.
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
We are a highly leveraged company. As of December 31, 2019 and June 30, 2020, we had total indebtedness of $8,725 million and $9,153 million, respectively, consisting primarily of borrowings under our credit agreement, Senior Notes and 2021 Notes, net of unamortized discounts and deferred financing costs. As of June 30, 2020, our total available liquidity (excluding our SciPlay business segment) was $637 million, which included $3 million of undrawn availability under SGI’s revolving credit facility. On July 1, 2020, we completed the issuance of $550 million in aggregate principal amount of 2025 Unsecured Notes and on July 17, 2020 we redeemed all $341 million of our 2021 Notes (see Note 11).

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
On May 8, 2020, the Company and the requisite lenders under SGI’s revolving credit facility entered into the Credit Agreement Amendment that, among other things, imposes a minimum liquidity requirement (excluding SciPlay) of at least

$275 million during the Covenant Relief Period and further restricts our ability to incur indebtedness and liens, make restricted payments and investments and prepay junior indebtedness during the Covenant Relief Period, subject to certain exceptions and further subject, in some instances, to maintaining minimum liquidity (excluding SciPlay) of at least $400 million. See Note 1 for additional details regarding the Credit Agreement Amendment. Therefore, even if we do have liquidity available to support our current cash needs, we may not be able to access that liquidity while still remaining in compliance with the minimum liquidity covenant. We cannot assure that we will be granted waivers or amendments to the minimum liquidity covenant, or will be able to obtain additional liquidity to cure such a violation, if for any reason we are unable to comply with that obligation.
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
In addition, prior to the Credit Agreement Amendment, the SGI credit agreement contained a covenant that was tested at the end of each fiscal quarter and required us to not exceed a maximum consolidated net first lien leverage ratio of 5.00x Consolidated EBITDA (as defined in the credit agreement), with this ratio stepping down to 4.75x beginning with the fiscal quarter ending December 31, 2020 and 4.50x beginning with the fiscal quarter ending December 31, 2021. On May 8, 2020, SGC and the requisite lenders entered into the Credit Agreement Amendment to (a) implement a financial covenant relief period through the end of the first quarter ending March 31, 2021 (the “Covenant Relief Period”), as a result of which SGI is not required to maintain compliance with the consolidated net first lien leverage ratio covenant during the Covenant Relief Period, (b) reset the consolidated net first lien leverage ratio covenant following the Covenant Relief Period, (c) impose a minimum liquidity requirement (excluding SciPlay) of at least $275 million during the Covenant Relief Period, (d) further restrict our ability to incur indebtedness and liens, make restricted payments and investments and prepay junior indebtedness during the Covenant Relief Period, subject to certain exceptions and further subject in some instances to maintaining minimum liquidity (excluding SciPlay) of at least $400 million and (e) establish a LIBOR floor of 0.500% on borrowings under the revolving credit facility during the Covenant Relief Period. The revised consolidated net first lien leverage ratio will be 6.00x Consolidated EBITDA beginning with the fiscal quarter ending June 30, 2021, stepping down as follows (1) 5.75x beginning with the fourth quarter of 2021, (2) 5.25x beginning with the second quarter of 2022, (3) 4.75x beginning with the fourth quarter of 2022 and (4) 4.50x beginning with the second quarter of 2023 and thereafter. The revised consolidated net first lien leverage ratio will be based on Consolidated EBITDA (as defined in the Credit Agreement Amendment) as follows: (1) for the testing period ending June 30, 2021, Consolidated EBITDA for the fiscal quarter ending June 30, 2021 multiplied by 4, (2) for the testing period ending September 30, 2021, Consolidated EBITDA for the fiscal quarters ending June 30, 2021 and September 30, 2021 multiplied by 2, (3) for the testing period ending December 31, 2021, Consolidated EBITDA for the fiscal quarters ending June 30, 2021, September 30, 2021 and December 31, 2021 multiplied by 4/3 and (4) for all subsequent testing periods, Consolidated EBITDA for the previous twelve months including the quarter for the which the test is performed. Under the SciPlay Revolver, SciPlay is required to maintain a maximum total net leverage ratio not to exceed 2.50x and maintain a minimum fixed charge coverage ratio of no less than 4.00x. Future financing arrangements may impose similar requirements.
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
In August 2004, MacAndrews & Forbes Incorporated (formerly known as MacAndrews & Forbes Holdings Inc. and, together with its affiliates, referred to herein as “M&F”) was issued approximately 25% of our then outstanding Class A common stock in connection with its conversion of our then outstanding Series A Convertible Preferred Stock. As disclosed in an amendment to its beneficial ownership report on Schedule 13D (“Schedule 13D Amendment”) filed with the SEC on July 14, 2020, M&F beneficially owned 36,802,842 shares of our outstanding common stock, or approximately 39.0% of our outstanding common stock as of such date. Pursuant to a stockholders’ agreement with us, which we originally entered into with holders of the Series A Convertible Preferred Stock, such holder is entitled to appoint up to four members of our Board of Directors and certain actions of our Company require the approval of such holder. As a result, M&F has the ability to exert significant influence over our business and may make decisions with which other stockholders may disagree, including, among other things, delaying, discouraging or preventing a change of control of our Company or a potential merger, consolidation, tender offer, takeover or other business combination.
On July 14, 2020, M&F filed the Schedule 13D Amendment announcing that it had determined to explore a possible sale of our common stock beneficially owned by M&F and that, as of the date of such filing, no specific or definitive plan or proposal had been formulated and that there can be no assurance that any transaction will occur or as to the terms of any such transaction.

Item 2. Unregistered Sales of Equity Securities and Use of Proceeds
There was no stock repurchase activity during the three months ended June 30, 2020.

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

4.1
Amendment to Amended and Restated Rights Agreement, dated as of June 16, 2020, between Scientific Games Corporation and American Stock Transfer & Trust Company, LLC, as rights agent (incorporated by reference to Exhibit 4.1 to Scientific Games Corporation’s Current Report on Form 8-K filed on June 19, 2020).

4.2
Indenture, dated as of July 1, 2020, among Scientific Games International, Inc., as issuer, Scientific Games Corporation, the other guarantors party thereto and Deutsche Bank Trust Company Americas, as trustee, relating to the 8.625% Senior Unsecured Notes due 2025 (incorporated by reference to Exhibit 4.1 to Scientific Games Corporation’s Current Report on Form 8-K filed on July 1, 2020).

10.1
Amendment to Employment Agreement, dated as of March 24, 2020 (effective as of April 5, 2020), by and between Scientific Games Corporation and Barry Cottle (incorporated by reference to Exhibit 10.1 to Scientific Games Corporation’s Quarterly Report on Form 10-Q filed on May 11, 2020).*

10.2	Amendment to Employment Agreement, dated as of June 30, 2020 (effective as of July 1, 2020), by and between Scientific Games Corporation and Barry Cottle.*(†)

10.3
Amendment to Employment Agreement, dated as of March 24, 2020 (effective as of April 5, 2020), by and between Scientific Games Corporation and Michael Quartieri (incorporated by reference to Exhibit 10.2 to Scientific Games Corporation’s Quarterly Report on Form 10-Q filed on May 11, 2020).*

10.4	Amendment to Employment Agreement, dated as of May 19, 2020, by and between Scientific Games Corporation and Michael Quartieri.*(†)

10.5	Consulting Agreement, entered into as of July 1, 2020, by and between Scientific Games Corporation and Michael Quartieri.*(†)

10.6
Amendment to Employment Agreement, dated as of March 24, 2020 (effective as of April 5, 2020), by and between Scientific Games Corporation and James Sottile (incorporated by reference to Exhibit 10.3 to Scientific Games Corporation’s Quarterly Report on Form 10-Q filed on May 11, 2020).*

10.7	Amendment to Employment Agreement, dated as of June 30, 2020 (effective as of July 1, 2020), by and between Scientific Games Corporation and James Sottile.*(†)

10.8
Amendment to Employment Agreement, dated as of March 24, 2020 (effective as of April 5, 2020), by and between Scientific Games Corporation and Matthew Wilson (incorporated by reference to Exhibit 10.5 to Scientific Games Corporation’s Quarterly Report on Form 10-Q filed on May 11, 2020).*

10.9	Amendment to Employment Agreement, dated as of June 30, 2020 (effective as of July 1, 2020), by and between Scientific Games Corporation and Matthew Wilson.*(†)

10.10
Amendment to Employment Agreement, dated as of March 24, 2020 (effective as of April 5, 2020), by and between Scientific Games Corporation and Patrick J. McHugh (incorporated by reference to Exhibit 10.7 to Scientific Games Corporation’s Quarterly Report on Form 10-Q filed on May 11, 2020).*

10.11	Amendment to Employment Agreement, dated as of June 30, 2020 (effective as of July 1, 2020), by and between Scientific Games Corporation and Patrick J. McHugh.*(†)

10.12
Amendment to Employment Letter, dated as of March 27, 2020 (effective as of April 5, 2020), by and between Scientific Games Corporation and Stephen Richardson (incorporated by reference to Exhibit 10.8 to Scientific Games Corporation’s Quarterly Report on Form 10-Q filed on May 11, 2020).*

10.13	Amendment to Employment Letter, dated as of June 30, 2020 (effective as of July 1, 2020), by and between Scientific Games Corporation and Stephen Richardson.*(†)

10.14
Amendment to Employment Agreement, dated as of March 27, 2020 (effective as of April 5, 2020), by and between Scientific Games Corporation and Michael Winterscheidt (incorporated by reference to Exhibit 10.9 to Scientific Games Corporation’s Quarterly Report on Form 10-Q filed on May 11, 2020).*

10.15	Amendment to Employment Agreement, dated as of May 18, 2020, by and between Scientific Games Corporation and Michael Winterscheidt.*(†)

10.16	Amendment to Employment Agreement, dated as of June 30, 2020 (effective as of July 1, 2020), by and between Scientific Games Corporation and Michael Winterscheidt.*(†)

10.17
Third Amendment to Consulting Agreement, dated as of April 7, 2020, by and between Scientific Games Corporation and Richard Haddrill (incorporated by reference to Exhibit 10.10 to Scientific Games Corporation’s Quarterly Report on Form 10-Q filed on May 11, 2020).*

10.18	Fourth Amendment to Consulting Agreement, dated as of June 30, 2020, by and between Scientific Games Corporation and Richard Haddrill.*(†)

10.19	Employment Agreement, dated as of April 23, 2020, by and between Scientific Games Corporation and Michael Eklund.*(†)

10.20
Amendment No. 6, dated as of May 8, 2020, among Scientific Games International, Inc., as the borrower, Scientific Games Corporation, as a guarantor, the several banks and other financial institutions or entities from time to time party thereto and Bank of America, N.A., as administrative agent, collateral agent, issuing lender and swingline lender, which amended and restated the Credit Agreement, dated as of October 18, 2013 (as amended, supplemented, amended and restated or otherwise modified from time to time, including without limitation, by that certain Amendment No. 1, dated as of October 1, 2014, Amendment No. 2, dated as of February 14, 2017, Amendment No. 3, dated as of August 14, 2017, Amendment No. 4, dated as of February 14, 2018 and Amendment No. 5, dated as of November 20, 2019) (incorporated by reference to Exhibit 10.11 to Scientific Games Corporation’s Quarterly Report on Form 10-Q filed on May 11, 2020).

22.1	Issuer and Guarantor Information, dated as of June 30, 2020.(†)

31.1	Certification of the Chief Executive Officer of Scientific Games Corporation pursuant to Rule 13a-14(a), as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002. (†)

31.2	Certification of the Chief Financial Officer of Scientific Games Corporation pursuant to Rule 13a-14(a), as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002. (†)

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

SCIENTIFIC GAMES CORPORATION
(Registrant)

		By:	/s/ Michael C. Eklund
		Name:	Michael C. Eklund
		Title:	Executive Vice President, Chief Financial Officer, Treasurer and Corporate Secretary

		By:	/s/ Michael F. Winterscheidt
		Name:	Michael F. Winterscheidt
		Title:	Senior Vice President and Chief Accounting Officer
Dated:	July 23, 2020