Form 10-Q
period 2020-09-30
SCIENTIFIC GAMES CORP
filed 2020-11-04
CIK 750004

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549
FORM 10-Q

☒ QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended September 30, 2020

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
If an emerging growth company, indicate by check mark if the registrant has elected not to use the extended transition period for complying with any new or revised financial accounting standards provided pursuant to Section 13(a) of the Exchange Act.  ☐
Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act). Yes ☐ No ☒
The registrant has the following number of shares outstanding of each of the registrant’s classes of common stock as of October 29, 2020:
Common Stock: 95,169,777

SCIENTIFIC GAMES CORPORATION AND SUBSIDIARIES
INDEX TO FINANCIAL INFORMATION
AND OTHER INFORMATION
THREE AND NINE MONTHS ENDED SEPTEMBER 30, 2020

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
Intellectual Property Rights
All ® notices signify marks registered in the United States. © 2020 Scientific Games Corporation. All Rights Reserved.

FORWARD-LOOKING STATEMENTS
Throughout this Quarterly Report on Form 10-Q, we make “forward-looking statements” within the meaning of the U.S. Private Securities Litigation Reform Act of 1995. Forward-looking statements describe future expectations, plans, results or strategies and can often be identified by the use of terminology such as “may,” “will,” “estimate,” “intend,” “plan,” “continue,” “believe,” “expect,” “anticipate,” “target,” “should,” “could,” “potential,” “opportunity,” “goal,” or similar terminology. The forward-looking statements contained in this Quarterly Report on Form 10-Q are generally located in the material set forth under the heading “Management’s Discussion and Analysis of Financial Condition and Results of Operations” but may be found in other locations as well. These statements are based upon management’s current expectations, assumptions and estimates and are not guarantees of timing, future results or performance. Therefore, you should not rely on any of these forward-looking statements as predictions of future events. Actual results may differ materially from those contemplated in these statements due to a variety of risks and uncertainties and other factors, including, among other things:
•the impact of the COVID-19 pandemic and any resulting unfavorable social, political, economic and financial conditions, including the temporary and potentially recurring closure of casinos and lottery operations on a jurisdiction-by-jurisdiction basis;
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
•the discontinuation or replacement of LIBOR, which may adversely affect interest rates; and
•litigation and other liabilities relating to our business, including litigation and liabilities relating to our contracts and licenses, our products and systems, our employees (including labor disputes), intellectual property, environmental laws and our strategic relationships.

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

PART I. FINANCIAL INFORMATION

Item 1. Condensed Consolidated Financial Statements
SCIENTIFIC GAMES CORPORATION AND SUBSIDIARIES
CONSOLIDATED STATEMENTS OF OPERATIONS
(Unaudited, in millions, except per share amounts)

	Three Months Ended		Nine Months Ended
	September 30,		September 30,
	2020	2019	2020	2019
Revenue:
Services	$417	$452	$1,161	$1,368
Product sales	124	255	376	731
Instant products	157	148	425	438
Total revenue	698	855	1,962	2,537
Operating expenses:
Cost of services(1)	132	133	388	401
Cost of product sales(1)	87	115	247	333
Cost of instant products(1)	70	69	205	211
Selling, general and administrative	164	175	513	535
Research and development	41	47	123	142
Depreciation, amortization and impairments	136	162	414	497
Goodwill impairment	—	—	54	—
Restructuring and other	20	11	58	24
Operating income (loss)	48	143	(40)	394
Other (expense) income:
Interest expense	(131)	(146)	(379)	(447)
Earnings (loss) from equity investments	2	4	(3)	17
Loss on debt financing transactions	(1)	—	(1)	(60)
(Loss) gain on remeasurement of debt	(24)	19	(26)	21
Other (expense) income, net	—	(5)	(4)	2
Total other expense, net	(154)	(128)	(413)	(467)
Net (loss) income before income taxes	(106)	15	(453)	(73)
Income tax (expense) benefit	(5)	3	(11)	(8)
Net (loss) income	(111)	18	(464)	(81)
Less: Net income attributable to noncontrolling interest	6	4	15	6
Net (loss) income attributable to SGC	$(117)	$14	$(479)	$(87)
Basic and diluted net (loss) income attributable to SGC per share:
Basic	$(1.23)	$0.15	$(5.09)	$(0.94)
Diluted	$(1.23)	$0.15	$(5.09)	$(0.94)

Weighted average number of shares used in per share calculations:
Basic shares	95	93	94	93
Diluted shares	95	94	94	93
(1) Excludes D&A.
See accompanying notes to condensed consolidated financial statements.

SCIENTIFIC GAMES CORPORATION AND SUBSIDIARIES
CONSOLIDATED STATEMENTS OF COMPREHENSIVE LOSS
(Unaudited, in millions)

	Three Months Ended		Nine Months Ended
	September 30,		September 30,
	2020	2019	2020	2019
Net (loss) income	$(111)	$18	$(464)	$(81)
Other comprehensive loss:
Foreign currency translation gain (loss), net of tax	28	(38)	6	(22)
Pension and post-retirement gain, net of tax	—	—	1	—
Derivative financial instruments unrealized gain (loss), net of tax	4	3	(10)	(13)
Total other comprehensive gain (loss)	32	(35)	(3)	(35)
Total comprehensive loss	(79)	(17)	(467)	(116)
Less: comprehensive income attributable to noncontrolling interest	6	4	15	6
Comprehensive loss attributable to SGC	$(85)	$(21)	$(482)	$(122)

See accompanying notes to condensed consolidated financial statements.

SCIENTIFIC GAMES CORPORATION AND SUBSIDIARIES
CONSOLIDATED BALANCE SHEETS
(Unaudited, in millions, except par value)

	As of
	September 30, 2020	December 31, 2019
ASSETS
Current assets:
Cash and cash equivalents	$1,045	$313
Restricted cash	85	51
Receivables, net of allowance for credit losses $67 and $36, respectively	662	755
Inventories	223	244
Prepaid expenses, deposits and other current assets	256	252
Total current assets	2,271	1,615
Non-current assets:
Restricted cash	11	11
Receivables, net of allowance for credit losses $6 and $—, respectively	24	53
Property and equipment, net	434	500
Operating lease right-of-use assets	96	105
Goodwill	3,234	3,280
Intangible assets, net	1,342	1,516
Software, net	234	258
Equity investments	260	273
Other assets	196	198
Total assets	$8,102	$7,809

LIABILITIES AND STOCKHOLDERS’ DEFICIT
Current liabilities:
Current portion of long-term debt	$44	$45
Accounts payable	230	226
Accrued liabilities	573	495
Total current liabilities	847	766
Deferred income taxes	93	91
Operating lease liabilities	79	88
Other long-term liabilities	290	292
Long-term debt, excluding current portion	9,334	8,680
Total liabilities	10,643	9,917
Commitments and contingencies (Note 16)
Stockholders’ deficit:
Common stock, par value $0.001 per share: 199 shares authorized; 112 and 111 shares issued and 95 and 94 shares outstanding, respectively	1	1
Additional paid-in capital	1,246	1,208
Accumulated loss	(3,439)	(2,954)
Treasury stock, at cost, 17 shares	(175)	(175)
Accumulated other comprehensive loss	(295)	(292)
Total SGC stockholders’ deficit	(2,662)	(2,212)
Noncontrolling interest	121	104
Total stockholders’ deficit	(2,541)	(2,108)
Total liabilities and stockholders’ deficit	$8,102	$7,809

See accompanying notes to condensed consolidated financial statements.

SCIENTIFIC GAMES CORPORATION AND SUBSIDIARIES
CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS
(Unaudited, in millions)

	Nine Months Ended
	September 30,
	2020	2019
Cash flows from operating activities:
Net loss	$(464)	$(81)
Adjustments to reconcile net loss to cash provided by operating activities	665	597
Changes in working capital accounts, net of effects of acquisitions	101	(120)
Changes in deferred income taxes and other	10	7
Net cash provided by operating activities	312	403
Cash flows from investing activities:
Capital expenditures	(142)	(207)
Acquisition of business, net of cash acquired	(13)	—
Distributions of capital from equity investments, net	(1)	17
Proceeds from sale of asset and other	22	—
Net cash used in investing activities	(134)	(190)
Cash flows from financing activities:
Borrowings under SGI revolving credit facility	530	40
Repayments under SGI revolving credit facility	(90)	(365)
Proceeds from issuance of senior notes and term loans	550	1,100
Repayment of notes and term loans (including redemption premium)	(341)	(1,050)
Payments on long-term debt	(31)	(33)
Payments of debt issuance and deferred financing costs	(9)	(15)
Payments on license obligations	(21)	(26)
Sale of future revenue	—	11
Net proceeds from the sale of SciPlay common stock	—	342
Payments of deferred SciPlay common stock offering costs	—	(9)
Net redemptions of common stock under stock-based compensation plans and other	(1)	(6)
Net cash provided by (used in) financing activities	587	(11)
Effect of exchange rate changes on cash, cash equivalents and restricted cash	1	(1)
Increase in cash, cash equivalents and restricted cash	766	201
Cash, cash equivalents and restricted cash, beginning of period	375	220
Cash, cash equivalents and restricted cash, end of period	$1,141	$421

Supplemental cash flow information:
Cash paid for interest	$335	$391
Income taxes paid	18	28
Distributed earnings from equity investments	22	24
Cash paid for contingent consideration included in operating activities	—	23
Supplemental non-cash transactions:
Non-cash interest expense	$16	$19
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
Impact of COVID-19
In March 2020, the World Health Organization declared the rapidly spreading COVID-19 outbreak a pandemic. In response to the COVID-19 pandemic, governments across the world implemented a number of measures to prevent its spread, including but not limited to, the temporary closure of a substantial number of gaming operations establishments and disruptions to lottery operations, travel restrictions, and cancellation of sporting events, which are affecting our business segments in a number of ways. During the latter part of the second quarter and throughout the third quarter of 2020, lifting of restrictions began, including the reopening of the majority of gaming establishments globally. As gaming operations have yet to return to pre-COVID levels, limited international travel, social distancing measures, decreased operating capacities, high unemployment rates and potential changes in consumer behaviors continue to negatively impact our results of operations, cash flows and financial condition through the third quarter of 2020. Additionally, some casinos have yet to reopen and for those that have opened, it is unknown when mitigation measures (such as capacity limitations) will be lifted, all contributing to continued uncertainty through the remainder of the year and potentially into 2021.
Based on our current estimates regarding the magnitude and length of the disruptions to our business, we do not anticipate these disruptions will impact our ability to meet our obligations when due or our ability to maintain compliance with our debt covenants for at least the next 12 months. However, the ultimate magnitude and length of time that the disruptions from COVID-19 will continue remains uncertain. This uncertainty will require us to continually assess the situation, including the impact of changes to government imposed restrictions, changes in customer behaviors, social distancing measures and decreased gaming establishments operating capacity jurisdiction by jurisdiction. Accordingly, our estimates regarding the magnitude and length of time that these disruptions will continue to impact our results of operations, cash flows and financial condition may change in the future and such changes could be material.
On April 9, 2020, we borrowed $480 million under SGI’s revolving credit facility, which was substantially all of our remaining availability thereunder and on July 1, 2020, SGI issued $550 million in aggregate principal amount of 8.625% senior unsecured notes due 2025 in a private offering and subsequently redeemed all $341 million of our outstanding 2021 Notes and paid accrued and unpaid interest thereon plus related premiums, fees and costs on July 17, 2020. As of September 30, 2020, our total available liquidity (excluding our SciPlay business segment) was $838 million, which included $3 million of undrawn availability under SGI’s revolving credit facility. We have implemented a number of measures to reduce operating costs, conserve liquidity and navigate through this unprecedented situation including permanent reductions in workforce and temporary measures such as: reductions in salaries and workforce (salary reduction measures ceased as of July 31, 2020), unpaid employee furloughs, reductions in hours, temporary elimination of 401(k) matching among other compensation and benefits reductions, and deferral of certain operating and capital expenditures. We continue to actively manage our daily cash flows and continue to evaluate additional measures that will reduce operating costs and conserve cash. Refer to Note 11 for description of issuance of the 2025 Unsecured Notes on July 1, 2020 and the redemption of the 2021 Notes on July 17, 2020.

Our only financial maintenance covenant (excluding SciPlay’s Revolver) is contained in SGI’s credit agreement. Prior to the Credit Agreement Amendment (as defined below) dated May 8, 2020, this covenant was tested at the end of each fiscal quarter and required us to not exceed a maximum consolidated net first lien leverage ratio of 5.00x Consolidated EBITDA (as defined in the credit agreement). Prior to the Credit Agreement Amendment, this ratio stepped down to 4.75x beginning with the fiscal quarter ending December 31, 2020 and to 4.50x beginning with the fiscal quarter ending December 31, 2021. Additionally, the SciPlay Revolver requires that SciPlay maintain a maximum total net leverage ratio not to exceed 2.50x and maintain a minimum fixed charge coverage ratio of no less than 4.00x. We had no amounts drawn on our SciPlay Revolver as of September 30, 2020.
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
On October 8, 2020, the requisite lenders under SGI’s revolving credit facility agreed to further amend the consolidated net first lien leverage ratio covenant in the credit agreement (the “Credit Agreement Extension Amendment”) to extend the Covenant Relief Period for an additional three quarters. The revised consolidated net first lien leverage ratio will be 6.00x Consolidated EBITDA beginning with the fiscal quarter ending March 31, 2022, stepping down as follows: (1) 5.75x beginning with the third quarter of 2022, (2) 5.25x beginning with the first quarter of 2023, (3) 4.75x beginning with the third quarter of 2023 and (4) 4.50x beginning with the first quarter of 2024 and thereafter. The revised consolidated net first lien leverage ratio is based on Consolidated EBITDA (as defined in the Credit Agreement Extension Amendment) as follows: (1) for the testing period ending March 31, 2022, Consolidated EBITDA for the fiscal quarter ending March 31, 2022 multiplied by 4, (2) for the testing period ending June 30, 2022, Consolidated EBITDA for the fiscal quarters ending March 31, 2022 and June 30, 2022 multiplied by 2, (3) for the testing period ending September 30, 2022, Consolidated EBITDA for the fiscal quarters ending March 31, 2022, June 30, 2022 and September 30, 2022 multiplied by 4/3 and (4) for all subsequent testing periods, Consolidated EBITDA for the previous twelve months including the quarter for the which the test is performed.

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
Computation of Basic and Diluted Net (Loss) Income Per Share
Basic and diluted net (loss) income attributable to SGC per share were the same for the three months ended September 30, 2020 and for the nine months ended September 30, 2020 and 2019, respectively, as all common stock equivalents during those periods would be anti-dilutive. We excluded 1 million and 2 million of stock options from the diluted weighted-average common shares outstanding for the three and nine months ended September 30, 2020, respectively, and 2 million of stock options from the diluted weighted-average common shares outstanding for the nine months ended September 30, 2019. We excluded 3 million of RSUs from the calculation of diluted weighted-average common shares outstanding for the three and nine months ended September 30, 2020 and 2019.
Basic and diluted net income per share for the three months ended September 30, 2019 were computed by dividing net income attributable to SGC by the weighted average number of shares outstanding, and the weighted average number of shares outstanding were adjusted to give effect to all potentially dilutive securities using the treasury stock method, respectively.
Acquisitions
On June 22, 2020, SciPlay completed the acquisition of all of the issued and outstanding capital stock of privately held mobile and social game company Come2Play, Ltd. (“Come2Play”), which expanded and diversified SciPlay’s existing portfolio of social games. Come2Play offers Backgammon and Solitaire social games targeted towards casual game players on the same platforms in which we currently offer our existing games. The total purchase consideration was $18 million, which includes our estimate of contingent acquisition consideration. Our preliminary allocation of the purchase price resulted in $13 million intangible assets primarily allocated to customer relationship and acquired technology and $6 million in excess purchase price allocated to goodwill.
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
We do not expect that any additional recently issued accounting guidance will have a significant effect on our consolidated financial statements.

(2) Revenue Recognition

The following table disaggregates revenues by type within each of our business segments:

	Three Months Ended September 30,		Nine Months Ended September 30,
	2020	2019	2020	2019
Gaming
Gaming operations	$92	$149	$227	$451
Gaming machine sales	71	168	216	452
Gaming systems	43	77	115	218
Table products	25	60	82	182
Total	$231	$454	$640	$1,303

Lottery
Instant products	$157	$150	$426	$440
Lottery systems	84	70	236	238
Total	$241	$220	$662	$678

SciPlay
Mobile	$132	$97	$377	$293
Web and other	19	19	58	60
Total	$151	$116	$435	$353

Digital
Sports and platform	$31	$29	$95	$85
Gaming and other	44	36	130	118
Total	$75	$65	$225	$203

The amount of rental income revenue that is outside the scope of ASC 606 was $62 million and $148 million for the three and nine months ended September 30, 2020, respectively, and $91 million and $282 million for the three and nine months ended September 30, 2019, respectively.

Contract Liabilities and Other Disclosures

The following table summarizes the activity in our contract liabilities for the reporting period:

Nine Months Ended September 30,
2020
Contract liability balance, beginning of period(1)	$109
Liabilities recognized during the period	52
Amounts recognized in revenue from beginning balance	(61)
Contract liability balance, end of period(1)	$100
(1) Contract liabilities are included within Accrued liabilities and Other long-term liabilities in our consolidated balance sheets.

The timing of revenue recognition, billings and cash collections results in billed receivables, unbilled receivables (contract assets), and customer advances and deposits (contract liabilities) on our consolidated balance sheets. Other than contracts with customers with financing arrangements exceeding 12 months, revenue recognition is generally proximal to conversion to cash, except for Lottery instant products sold under percentage of retail sales contracts. Revenue is recognized for such contracts upon delivery to our customers, while conversion to cash is based on the retail sale of the underlying ticket to end consumers. As a result, revenue recognition under ASC 606 does not approximate conversion to cash for such contracts in any periods post-adoption. Total revenue recognized under such contracts for the three and nine months ended September 30, 2020 was $26 million and $66 million, respectively, and $20 million and $69 million for the three and nine months ended September 30, 2019, respectively. The following table summarizes our balances in these accounts for the periods indicated (other than contract liabilities disclosed above):

	Receivables	Contract Assets(1)
Beginning of period balance(2)	$808	$121
End of period balance, September 30, 2020	686	128
(1) Contract assets are included primarily within Prepaid expenses, deposits and other current assets in our consolidated balance sheets.
(2) The beginning of period balance excludes the impact of adoption of ASC 326.

As of September 30, 2020, we did not have material unsatisfied performance obligations for contracts expected to be long-term or contracts for which we recognize revenue at an amount other than for which we have the right to invoice for goods or services delivered or performed.

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
In evaluating financial performance, our Chief Operating Decision Maker focuses on AEBITDA as management’s segment measure of profit or loss, which is described in Note 2 in our 2019 10-K. The accounting policies of our business segments are the same as those described within the Notes in our 2019 10-K. The following tables present our segment information:

	Three Months Ended September 30, 2020
	Gaming	Lottery	SciPlay	Digital	Unallocated and Reconciling Items(1)	Total
Total revenue	$231	$241	$151	$75	$—	$698
AEBITDA	77	109	49	25	(25)	$235
Reconciling items to consolidated net loss before income taxes:
D&A	(85)	(15)	(3)	(23)	(10)	(136)
Restructuring and other	(10)	(3)	—	(1)	(6)	(20)
EBITDA from equity investments					(11)	(11)
Earnings from equity investments					2	2
Interest expense					(131)	(131)
Loss on debt refinancing transactions					(1)	(1)
Loss on remeasurement of debt					(24)	(24)
Other expense, net					(3)	(3)
Stock-based compensation					(17)	(17)
Net loss before income taxes						$(106)
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

	Nine Months Ended September 30, 2020
	Gaming	Lottery	SciPlay	Digital	Unallocated and Reconciling Items(1)	Total
Total revenue	$640	$662	$435	$225	$—	$1,962
AEBITDA	142	284	144	68	(82)	$556
Reconciling items to consolidated net loss before income taxes:
D&A	(260)	(47)	(7)	(67)	(33)	(414)
Goodwill impairment	(54)	—	—	—	—	(54)
Restructuring and other	(29)	(11)	(2)	(3)	(13)	(58)
EBITDA from equity investments					(25)	(25)
Loss from equity investments					(3)	(3)
Interest expense					(379)	(379)
Loss on debt refinancing transactions					(1)	(1)
Loss on remeasurement of debt					(26)	(26)
Other expense, net					(8)	(8)
Stock-based compensation					(41)	(41)
Net loss before income taxes						$(453)
(1) Includes amounts not allocated to the business segments (including corporate costs) and items to reconcile the total business segments AEBITDA to our consolidated net loss before income taxes.

	Nine Months Ended September 30, 2019
	Gaming	Lottery	SciPlay	Digital	Unallocated and Reconciling Items(1)	Total
Total revenue	$1,303	$678	$353	$203	$—	$2,537
AEBITDA	656	306	90	42	(87)	$1,007
Reconciling items to consolidated net loss before income taxes:
D&A	(336)	(53)	(5)	(56)	(47)	(497)
Restructuring and other	(9)	(1)	(2)	(9)	(3)	(24)
EBITDA from equity investments					(50)	(50)
Earnings from equity investments					17	17
Interest expense					(447)	(447)
Loss on debt financing transactions					(60)	(60)
Gain on remeasurement of debt					21	21
Other expense, net					(7)	(7)
Stock-based compensation					(33)	(33)
Net loss before income taxes						$(73)
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

(4) Restructuring and other
Restructuring and other includes charges or expenses attributable to: (i) employee severance; (ii) management restructuring and related costs; (iii) restructuring and integration; (iv) cost savings initiatives; (v) major litigation; and (vi) acquisition costs and other unusual items. The following table summarizes pre-tax restructuring and other costs for the periods presented:

	Three Months Ended September 30,		Nine Months Ended September 30,
	2020	2019	2020	2019
Employee severance and related(1)	$9	$3	$39	$8
Contingent consideration adjustment	—	—	—	2
Restructuring, integration and other	11	8	19	14
Total	$20	$11	$58	$24

(1) The three and nine months ended September 30, 2020 includes $7 million and $31 million, respectively, in severance and other benefits granted to employees as a result of COVID-19 related austerity measures.

(5) Receivables, Allowance for Credit Losses and Credit Quality of Receivables
Receivables
Receivables are recorded at the invoiced amount less allowance for credit losses and imputed interest, if any. For a portion of our receivables, we have provided extended payment terms with installment payment terms greater than 12 months and in certain international jurisdictions up to 36 months. We have a total of $140 million in gross receivables with extended payment terms as of September 30, 2020. Interest income, if any, is recognized ratably over the life of the receivable, and any related fees or costs to establish the receivables are charged to selling, general and administrative expense as incurred, as they are immaterial. Actual or imputed interest, if any, is determined based on current market rates at the time the receivables with extended payment terms originated and is recorded ratably over the payment period, which approximates the effective interest method. We generally impute interest income on all receivables with payment terms greater than one year that do not contain a stated interest rate. Our general policy is to recognize interest on receivables until a receivable is deemed non-performing, which we define as payments being overdue by 180 days beyond the agreed-upon terms. When a receivable is deemed to be non-performing, the item is placed on non-accrual status and interest income is recognized on a cash basis. Accrued interest, non-performing receivables and interest income were immaterial for all periods presented. Effective January 1, 2020, we changed our receivables presentation and combined accounts receivable and notes receivable into a single line item on our balance sheets due to their similar characteristics and have reclassified the prior period balances to conform to the current year presentation.
The following table summarizes the components of current and long-term receivables, net:

	As of
	September 30, 2020	December 31, 2019
Current:
Receivables	$729	$791
Allowance for credit losses	(67)	(36)
Current receivables, net	662	755
Long-term:
Receivables	30	53
Allowance for credit losses	(6)	—
Long-term receivables, net	24	53
Total receivables, net	$686	$808
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
We manage our receivable portfolios using both geography and delinquency as key credit quality indicators. The following summarizes geographical delinquencies of total receivables, net:

	As of
	September 30, 2020	Balances over 90 days past due	December 31, 2019	Balances over 90 days past due
Receivables:
U.S. and Canada	$494	$99	$534	$65
International	265	61	310	55
Total receivables	759	160	844	120

Receivables allowance:
U.S. and Canada	(37)	(25)	(13)	(8)
International	(36)	(26)	(23)	(23)
Total receivables allowance	(73)	(51)	(36)	(31)
Receivables, net	$686	$109	$808	$89

Account balances are charged against the allowances after all internal and external collection efforts have been exhausted and the potential for recovery is considered remote.

The activity in our allowance for receivable credit losses for each of the three and nine months ended September 30, 2020 and 2019 is as follows:

	2020			2019
	Total	U.S. and Canada	International	Total
Beginning allowance for credit losses(1)	$(42)	$(14)	$(28)	$(40)
Provision	(28)	(15)	(13)	(1)
Charge-offs and recoveries	—	—	—	3
Allowance for credit losses as of March 31	(70)	(29)	(41)	(38)
Provision	(12)	(9)	(3)	(1)
Charge-offs and recoveries	—	—	—	3
Allowance for credit losses as of June 30	(82)	(38)	(44)	(36)
Provision	(1)	(1)	—	(1)
Charge-offs and recoveries	10	2	8	—
Allowance for credit losses as of September 30	$(73)	$(37)	$(36)	$(37)

(1) Reflects $6 million related to implementation of ASC 326 for the 2020 beginning balance.

At September 30, 2020, 16% of our total receivables, net, were past due by over 90 days compared to 11% at December 31, 2019.
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

	As of
	September 30, 2020	Current or Not Yet Due	Balances Over 90 days Past Due
Receivables	$116	$60	$55
Allowance for credit losses	(41)	(11)	(30)
Receivables, net	$75	$49	$25

We increased our allowance for credit losses by $1 million and $41 million for the three and nine month periods ended September 30, 2020. These increases were primarily related to Gaming customers in LATAM (which transact with both domestic and international subsidiaries) as those customers were particularly affected by COVID-19 closures of gaming operations establishments with COVID-related closures lasting longer than in other geographic regions and they generally remain closed today. As noted above, we have concentrations of receivables in LATAM, where customers generally take longer to pay us than those from other geographies and late payments have continued to persist into the third quarter of 2020 in which we collected substantially less compared to historical quarterly collections primarily due to COVID related business interruptions. In addition, customers in this region expect and have often been granted extended payment terms as described above. Our customers in LATAM have been and are expected to continue to be negatively affected by the COVID-19-related closures of gaming operations establishments and the resulting impact on both their specific financial situations and the general macroeconomic environments (including currency exchange rate impacts) in which they operate. Our policy is to continuously review receivables and as information concerning credit quality arises, we reassess our expectations of future losses. If such losses exceed our existing allowance for credit losses we record an incremental reserve at that time. Our current allowance for credit losses represents our current expectation of credit losses; however future expectations could change as the ultimate impact of the COVID-19 disruption remains uncertain, particularly as to the financial stability of our customers during and after the COVID-19 disruption period.
The fair value of receivables is estimated by discounting expected future cash flows using current interest rates at which similar loans would be made to borrowers with similar credit ratings and remaining maturities. As of September 30, 2020 and December 31, 2019, the fair value of receivables, net, approximated the carrying value due to contractual terms of receivables generally being under 24 months.

(6) Inventories
    Inventories consisted of the following:

	As of
	September 30, 2020	December 31, 2019
Parts and work-in-process	$119	$153
Finished goods	104	91
Total inventories	$223	$244

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

During the three and nine months ended September 30, 2020, we recorded $15 million and $45 million, respectively, in inventory valuation charges (recorded in Cost of product sales) related to inventory in our Gaming business segment. Our Gaming leadership team continues to improve and expand upon the strategic plan initiated in the first half of the year. This strategic plan includes revising product roadmaps and an assessment of how many and which platforms we will support, when we end service on legacy platforms and when we stop selling on such platforms in conjunction with new product launches. This plan, combined with the rapid demand reduction that took place at the beginning of the year through the remainder of the year, our increased focus on our go to market approach in LATAM (both largely as a result of the COVID-19 disruptions), and our view on certain markets and customers, requires us to reassess our inventory valuation, including whether we had excess or obsolete inventory based on this new strategic plan, a reduction in demand for legacy platforms, and plans for disposition of the related inventory. In addition, the continued closures in the LATAM region make it difficult to execute our previous strategy of shipping legacy platforms into that market. The combination of these factors led to the $15 million and $45 million inventory valuation charges recognized in the three and nine months ended September 30, 2020, respectively. Our policy is to continue to review and assess these and other factors, especially during the COVID-19 disruption periods, and if such factors or our outlook changes, we would record adjustments to the valuation of inventory.

(7) Property and Equipment, net

    Property and equipment, net consisted of the following:

	As of
	September 30, 2020	December 31, 2019
Land	$15	$15
Buildings and leasehold improvements	130	129
Gaming and lottery machinery and equipment	1,017	1,028
Furniture and fixtures	30	31
Construction in progress	38	30
Other property and equipment	271	263
Less: accumulated depreciation	(1,067)	(996)
Total property and equipment, net	$434	$500

Depreciation expense is excluded from Cost of services, Cost of product sales, Cost of instant products and Other operating expenses and is separately presented within D&A.

	Three Months Ended		Nine Months Ended
	September 30,		September 30,
	2020	2019	2020	2019(1)
Depreciation expense	$42	$51	$132	$173
(1) Includes assets held for sale impairment charges of $9 million.

During the first quarter of 2020, we sold certain properties in Chicago that were held for sale as of December 31, 2019 and received total net proceeds of $22 million.

(8) Intangible Assets, net and Goodwill
Intangible Assets, net
    The following tables present certain information regarding our intangible assets as of September 30, 2020 and December 31, 2019.

	As of
	September 30, 2020			December 31, 2019
	Gross Carrying Value	Accumulated Amortization	Net Balance	Gross Carrying Value	Accumulated Amortization	Net Balance
Amortizable intangible assets:
Customer relationships	$1,090	$(448)	$642	$1,086	$(383)	$703
Intellectual property	939	(620)	319	931	(563)	368
Licenses	556	(386)	170	548	(329)	219
Brand names	125	(81)	44	123	(72)	51
Trade names	116	(39)	77	116	(31)	85
Patents and other	24	(15)	9	24	(15)	9
	2,850	(1,589)	1,261	2,828	(1,393)	1,435
Non-amortizable intangible assets:
Trade names	83	(2)	81	83	(2)	81
Total intangible assets	$2,933	$(1,591)	$1,342	$2,911	$(1,395)	$1,516

The following reflects intangible amortization expense included within D&A:

	Three Months Ended		Nine Months Ended
	September 30,		September 30,
	2020	2019	2020	2019
Amortization expense	$64	$78	$192	$230
Q1 2020 Legacy U.K. Gaming Impairment Charge

We test goodwill for impairment annually as of October 1 of each fiscal year or more frequently if events arise or circumstances change that indicate that it is more likely than not that the fair value of a reporting unit is less than its carrying value.
A substantial portion of our legacy U.K. Gaming reporting unit revenue comes from Ladbrokes Coral Group (acquired by GVC Holdings PLC in March 2018), which operates LBOs in the U.K. On April 1, 2019, the maximum stakes limit on fixed-odds betting terminals was reduced from £100 to £2. As a result of this change, LBO operators began to rationalize their retail operations, which among other measures has included closure of certain LBO shops. Consequently, as of October 1, 2019, we concluded that an elevated risk of goodwill impairment existed for our legacy U.K. Gaming reporting unit as adverse changes in projections for future operating results or other key assumptions, such as projected revenue, profit margin, capital expenditures or cash flows associated with investments included in that reporting unit could lead to future goodwill impairments.
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

The table below reconciles the change in the carrying value of goodwill by business segment for the period from
December 31, 2019 to September 30, 2020.

	Gaming(1)	Lottery	SciPlay	Digital	Totals
Balance as of December 31, 2019	$2,449	$349	$115	$367	$3,280
Impairment	(54)	—	—	—	(54)
Acquired goodwill	—	—	6	—	6
Foreign currency adjustments	3	1	—	(2)	2
Balance as of September 30, 2020	$2,398	$350	$121	$365	$3,234

(1) Accumulated goodwill impairment charges for the Gaming segment as of September 30, 2020 were $989 million.

(9) Software, net
Software, net consisted of the following:

	As of
	September 30, 2020	December 31, 2019
Software	$1,176	$1,173
Accumulated amortization	(942)	(915)
Software, net	$234	$258

The following reflects amortization of software included within D&A:

	Three Months Ended		Nine Months Ended
	September 30,		September 30,
	2020	2019	2020	2019
Amortization expense	$30	$33	$90	$94

(10) Equity Investments
Equity investments totaled $260 million and $273 million as of September 30, 2020 and December 31, 2019, respectively. We received distributions and dividends totaling $22 million and $43 million during the nine months ended September 30, 2020 and 2019, respectively, primarily related to our LNS equity investment.

(11) Long-Term and Other Debt
Issuance of 2025 Unsecured Notes and Redemption of 2021 Notes
On July 1, 2020, we completed the issuance of $550 million in aggregate principal amount of 8.625% senior unsecured notes due 2025 in a private offering, for which we received the total net proceeds of $543 million. We used a portion of the net proceeds to redeem all $341 million of our outstanding 2021 Notes and paid accrued and unpaid interest thereon plus related premiums, fees and costs, which redemption was completed on July 17, 2020, and are using the remaining net proceeds to fund working capital and general corporate purposes.
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
Outstanding Debt and Finance Leases

The following table reflects our outstanding debt (in order of Priority and Maturity):

	As of
	September 30, 2020					December 31, 2019
	Final Maturity	Rate(s)	Face value	Unamortized debt discount/premium and deferred financing costs, net	Book value	Book value
Senior Secured Credit Facilities:
SGI Revolver	2024	variable	$635	$—	$635	$195
SGI Term Loan B-5	2024	variable	4,070	(51)	4,019	4,042
SciPlay Revolver	2024	variable	—	—	—	—
SGI Senior Notes:
2025 Secured Notes(1)	2025	5.000%	1,250	(14)	1,236	1,235
2026 Secured Euro Notes(2)	2026	3.375%	381	(4)	377	359
2025 Unsecured Notes	2025	8.625%	550	(8)	542	—
2026 Unsecured Euro Notes(2)	2026	5.500%	293	(3)	290	276
2026 Unsecured Notes	2026	8.250%	1,100	(13)	1,087	1,085
2028 Unsecured Notes	2028	7.000%	700	(9)	691	690
2029 Unsecured Notes	2029	7.250%	500	(7)	493	493
SGI Subordinated Notes:
2021 Notes	2021	6.625%	—	—	—	339
Finance lease obligations as of September 30, 2020 payable monthly through 2023 and other(3)	2023	4.652%	8	—	8	11
Total long-term debt outstanding			$9,487	$(109)	$9,378	$8,725
Less: current portion of long-term debt					(44)	(45)
Long-term debt, excluding current portion					$9,334	$8,680
Fair value of debt(4)			$9,292

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

(2) We designated a portion of our 2026 Secured Euro Notes as a net investment non-derivative hedge of our investments in certain of our international subsidiaries that use the Euro as their functional currency in order to reduce the volatility in our operating results caused by the change in foreign currency exchange rates of the Euro relative to the U.S. Dollar (see Note 12 for additional information). The total change in the face value of the 2026 Secured Euro Notes and 2026 Unsecured Euro Notes due to changes in foreign currency exchange rates since the issuance was a reduction of $39 million, of which a $24 million and $26 million loss were recognized on remeasurement of debt in the Consolidated Statements of Operations for the three and nine months ended September 30, 2020, respectively.

(3) Includes $7 million related to certain revenue transactions presented as debt in accordance with ASC 470.
(4) Fair value of our fixed rate and variable interest rate debt is classified within Level 2 in the fair value hierarchy and has been calculated based on the quoted market prices of our securities.

Debt Maturities

Maturities for our outstanding debt were as follows as of September 30, 2020:

Due	Total Principal Due	Series of Debt	Principal Due per Series of Debt
Remainder of 2020	$10	Term Loan B-5	$10
2021	42	Term Loan B-5	42
2022	42	Term Loan B-5	42
2023	42	Term Loan B-5	42
2024	4,569	Term Loan B-5	3,934
		Drawn Revolving Credit Facility	635
2025 and beyond	4,774	2025 Secured Notes	1,250
		2025 Unsecured Notes	550
		2026 Secured Euro Notes	381
		2026 Unsecured Euro Notes	293
		2026 Unsecured Notes	1,100
		2028 Unsecured Notes	700
		2029 Unsecured Notes	500

We were in compliance with the financial covenants under all debt agreements as of September 30, 2020 (see Note 1 for more detailed disclosure, including the amendment to SGI’s revolving credit facility).
For additional information regarding the terms of our credit facilities, Secured Notes and Unsecured Notes, see Note 15 in our 2019 10-K.
Loss on Debt Financing Transactions
    The following are components of the loss on debt financing transactions resulting from debt extinguishment and modification accounting for the three and nine months ended September 30, 2020 and 2019:

	Three Months Ended September 30,		Nine Months Ended September 30,
	2020	2019	2020	2019
Repayment and cancellation of principal balance at premium	$—	$—	$—	$50
Unamortized debt (premium) discount and deferred financing costs, net	1	—	1	10
Total loss on debt financing transactions	$1	$—	$1	$60

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
Derivative Financial Instruments
As of September 30, 2020, we held the following derivative instruments that were accounted for pursuant to ASC 815:
Interest Rate Swap Contracts
We currently use interest rate swap contracts as described below to mitigate gains or losses associated with the change in expected cash flows due to fluctuations in interest rates on our variable rate debt.
In February 2018, we entered into interest rate swap contracts to hedge a portion of our interest expense associated with our variable rate debt to effectively fix the interest rate that we pay. These interest rate swap contracts are designated as cash flow hedges under ASC 815. We pay interest at a weighted-average fixed rate of 2.4418% and receive interest at a variable rate equal to one-month LIBOR. The total notional amount of interest rate swaps outstanding was $800 million as of September 30, 2020. These hedges mature in February 2022.
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
The following table shows the Gain (loss) and Interest expense recognized on our interest rate swap contracts:

	Three Months Ended		Nine Months Ended
	September 30,		September 30,
	2020	2019	2020	2019
Gain (loss) recorded in accumulated other comprehensive loss, net of tax	$4	$3	$(10)	$(13)
Interest expense recorded related to interest rate swap contracts	4	—	10	—

We do not expect to reclassify material amounts from Accumulated other comprehensive loss to interest expense in the next twelve months.
The following table shows the effect of interest rate swap contracts designated as cash flow hedges on the consolidated statements of operations:

	Three Months Ended September 30,		Nine Months Ended September 30,
	2020	2019	2020	2019
	Interest expense		Interest expense
Total interest expense which reflects the effects of cash flow hedges	$(131)	$(146)	$(379)	$(447)
Hedged item	(5)	(5)	(15)	(15)
Derivative designated as hedging instrument	1	5	5	15

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
The following table shows the fair value of our hedges:

		As of
	Balance Sheet Line Item	September 30, 2020	December 31, 2019
Interest rate swaps (1)(3)	Other liabilities	$26	$16
Cross-currency interest rate swaps (2)(3)	Other assets	39	41
(1) A gain of $4 million and loss of $10 million for the three and nine months ended September 30, 2020, respectively, are reflected in Derivative financial instrument unrealized gain (loss) in Other comprehensive loss.

(2) Losses of $20 million and $2 million for the three and nine months ended September 30, 2020, respectively, are reflected in Foreign currency translation gain (loss) in Other comprehensive loss.
(3) The inputs used to measure the fair value of our interest rate swap contracts are categorized as Level 2 in the fair value hierarchy.

Net Investment Non-derivative Hedge — 2026 Secured Euro Notes
For the third quarter of 2020, we designated $123 million of our 2026 Secured Euro Notes as a net investment non-derivative hedge of our investments in certain of our international subsidiaries that use the Euro as their functional currency in order to reduce the volatility in our results caused by the changes in foreign currency exchange rates of the Euro relative to the U.S. Dollar.
We use the spot method to measure the effectiveness of our net investment non-derivative hedge. Under this method, for each reporting period, the change in the hedged portion of the carrying value of the 2026 Secured Euro Notes due to remeasurement is reported in Foreign currency translation gain (loss) in Other comprehensive income, and the remaining remeasurement change is recognized in (Loss) gain on remeasurement of debt in our consolidated statements of operations. We evaluate the effectiveness of our net investment non-derivative hedge at the beginning of each quarter, and the inputs used to measure the fair value of this non-derivative hedge are categorized as Level 2 in the fair value hierarchy.
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
Contingent consideration liabilities as of September 30, 2020 are $11 million, of which $1 million is included in Accrued liabilities with the remainder included in Other long-term liabilities. Contingent consideration liabilities as of December 31, 2019 were $14 million, of which $7 million was included in Accrued liabilities with the remaining balance included in Other long-term liabilities.

(13) Stockholders’ Deficit
Changes in Stockholders’ Deficit
The following tables present certain information regarding our stockholders’ deficit as of September 30, 2020 and September 30, 2019:

	Nine Months Ended September 30, 2020
	Common Stock	Additional Paid in Capital	Accumulated Loss	Treasury Stock	Accumulated Other Comprehensive Loss	Noncontrolling Interest	Total
January 1, 2020	$1	$1,208	$(2,954)	$(175)	$(292)	$104	$(2,108)
Net payment in connection with settlement of stock options and RSUs	—	(1)	—	—	—	—	(1)
Stock-based compensation	—	9	—	—	—	—	9
Net loss	—	—	(159)	—	—	4	(155)
Other comprehensive loss	—	—	—	—	(97)	—	(97)
Impact of ASC 326 Adoption	—	—	(6)	—	—	—	(6)
March 31, 2020	$1	$1,216	$(3,119)	$(175)	$(389)	$108	$(2,358)
Net proceeds in connection with settlement of stock options and RSUs	—	1	—	—	—	—	1
Stock-based compensation	—	13	—	—	—	1	14
Net loss	—	—	(203)	—	—	5	(198)
Other comprehensive income	—	—	—	—	62	—	62
June 30, 2020	$1	$1,230	$(3,322)	$(175)	$(327)	$114	$(2,479)
Stock-based compensation	—	16	—	—	—	1	17
Net loss	—	—	(117)	—	—	6	(111)
Other comprehensive income	—	—	—	—	32	—	32
September 30, 2020	$1	$1,246	$(3,439)	$(175)	$(295)	$121	$(2,541)

	Nine Months Ended September 30, 2019
	Common Stock	Additional Paid in Capital	Accumulated Loss	Treasury Stock	Accumulated Other Comprehensive Loss	Noncontrolling Interest	Total
January 1, 2019	$1	$835	$(2,824)	$(175)	$(300)	$—	$(2,463)
Net proceeds of common stock in connection with stock options and RSUs	—	2	—	—	—	—	2
Stock-based compensation	—	11	—	—	—	—	11
Net loss	—	—	(24)	—	—	—	(24)
Other comprehensive income	—	—	—	—	51	—	51
March 31, 2019	$1	$848	$(2,848)	$(175)	$(249)	$—	$(2,423)
Net proceeds of common stock in connection with stock options and RSUs and other	—	2	—	—	—	—	2
Sale of SciPlay common stock and related transactions	—	328	—	—	—	91	419
Stock-based compensation	—	9	—	—	—	1	10
Net loss	—	—	(77)	—	—	2	(75)
Other comprehensive loss	—	—	—	—	(51)	—	(51)
June 30, 2019	$1	$1,187	$(2,925)	$(175)	$(300)	$94	$(2,118)
Net proceeds of common stock in connection with stock options and RSUs and other	—	1	—	—	—	—	1
Stock-based compensation	—	9	—	—	—	—	9
Net income	—	—	14	—	—	4	18
Other comprehensive loss	—	—	—	—	(35)	—	(35)
September 30, 2019	$1	$1,197	$(2,911)	$(175)	$(335)	$98	$(2,125)
Stock Based Compensation

The following reflects total stock-based compensation expense recognized under all programs:

	Three Months Ended		Nine Months Ended
	September 30,		September 30,
	2020	2019	2020	2019
Related to SGC stock options	$1	$1	$3	$4
Related to SGC RSUs	6	6	23	23
Related to SciPlay RSUs	10	2	15	6
Total	$17	$9	$41	$33

(14) Income Taxes
We consider new evidence (both positive and negative) at each reporting date that could affect our view of the future realization of deferred tax assets. Based upon the evaluation of all available evidence, and considering the projected U.S. pre-tax losses for 2020, we maintain a valuation allowance for certain of our U.S. operations as of September 30, 2020. We also maintain other valuation allowances for certain non-U.S. jurisdictions with cumulative losses.

Our effective income tax rate for both the three and nine months ended September 30, 2020 was (5)%, and (2)% and (20)% and (11)% for the three and nine months ended September 30, 2019, respectively, and were determined using an estimated annual effective tax rate after considering any discrete items for such periods. Due to the aforementioned valuation allowance against certain of our U.S. net deferred tax assets, the effective tax rates for the three and nine months ended September 30, 2020 and 2019 generally do not include the benefits of the U.S. tax losses; however, we recorded an overall tax benefit in continuing operations for the three months ended September 30, 2019 primarily as a result of other comprehensive income gains in certain of our U.S. operations. The change in effective tax rates relates primarily to the overall mix of income (loss) in our jurisdictions without valuation allowances and the increase in unbenefited U.S. pre-tax losses. Additionally, the effective tax rate for the three and nine months ended September 30, 2020 included an unfavorable adjustment for the legacy U.K. Gaming reporting unit goodwill impairment of $54 million recorded in the first quarter of 2020, which is not deductible for tax purposes. The tax structure of our SciPlay business was altered as a result of SciPlay’s initial public offering, which was completed on May 7, 2019. For the three and nine months ended September 30, 2020, we recorded a tax provision for our 18% noncontrolling interest in SciPlay.

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

Certain of our US federal, state, and foreign tax attributes may be subject to annual limitations under Internal Revenue Code Section 382 (“Section 382”) (or comparable provisions of state or foreign law) in the event that certain changes in ownership were to occur. Tax attributes that exceed the Section 382 limitation in any year continue to be allowed as carry forwards until they expire and can be used to offset taxable income for years within the carryover period subject to the limitation in each year. Given the Company’s significant US tax attributes, we continuously monitor potential ownership changes under Section 382 and are currently assessing whether we experienced a Section 382 ownership change as a result of recent shareholder transactions. In the event that we determine that ownership changes create a Section 382 limitation, we do not believe that the limitation would cause tax attributes to expire unutilized based on current law.

(15) Leases
Our total operating lease expenses for the three and nine months ended September 30, 2020 were $8 million and $24 million, respectively, and were $9 million and $28 million for the three and nine months ended September 30, 2019, respectively. The total amount of variable and short term lease payments were immaterial for all periods presented.

Supplemental balance sheet and cash flow information related to operating leases is as follows:

	As of
	September 30, 2020	December 31, 2019
Operating lease right-of-use assets(1)	$96	$105
Accrued liabilities	25	26
Operating lease liabilities	79	88
Total operating lease liabilities	$104	$114
Cash paid for amounts included in the measurement of lease liabilities:
Operating cash flows from operating leases for the nine month period ended September 30, 2020 and 2019, respectively	$23	$25
Weighted average remaining lease term, units in years	5	5
Weighted average discount rate	5%	5%
(1) Operating lease right-of-use assets obtained in exchange for lease obligations were immaterial.

Lease liability maturities:

	Remainder of 2020	2021	2022	2023	2024	Thereafter	Less Imputed Interest	Total
Operating leases	$8	$28	$23	$19	$16	$24	$(14)	$104

As of September 30, 2020, we did not have material additional operating leases that have not yet commenced.

(16) Litigation

We are involved in various routine and other specific legal proceedings, including the following which are described in Note 21 within our 2019 10-K: the Colombia litigation, SNAI litigation and Washington State Matter. There have been no material changes to these matters since the 2019 10-K was filed with the SEC, except as described below.
We record an accrual for legal contingencies when it is both probable that a liability has been incurred and the amount or range of the loss can be reasonably estimated (although, as discussed below, there may be an exposure to loss in excess of the accrued liability). We evaluate our accruals for legal contingencies at least quarterly and, as appropriate, establish new accruals or adjust existing accruals to reflect (1) the facts and circumstances known to us at the time, including information regarding negotiations, settlements, rulings and other relevant events and developments, (2) the advice and analyses of counsel and (3) the assumptions and judgment of management. Legal costs associated with our legal proceedings are expensed as incurred. We had accrued liabilities of $3 million for all of our legal matters that were contingencies as of September 30, 2020 and December 31, 2019.
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
Raqqa Matter
On May 4, 2018, plaintiffs Raqqa, Inc. Pittsburg Liquors, Inc., Omdev, Inc., Om Riya, Inc., E and B Liquors, Inc., Michael Cairo, and Jason Van Lente filed a putative class action complaint against Northstar Lottery Group LLC (“Northstar”), IGT Global Solutions Corporation, and SGI, in the United States District Court for the Southern District of Illinois. In their complaint, plaintiffs seek to represent two putative classes of persons: (1) all persons who were or are parties to a contract to sell at retail Illinois Lottery instant game tickets at any time between July 1, 2011 and when Northstar ceased acting as the private manager of the Illinois Lottery; and (2) all natural persons who purchased certain Illinois Lottery instant game tickets between July 1, 2011 and when Northstar ceased acting as the private manager of the Illinois Lottery. The complaint alleges that Northstar discontinued certain Illinois instant-ticket lottery games before all grand prizes were awarded; that Northstar overstated the odds of winning grand prize tickets; and that these alleged actions caused economic harm to lottery players, and to lottery retailers who receive commissions on winning tickets. The complaint asserts claims for alleged tortious interference with contract, alleged tortious interference with prospective economic advantage, alleged violation of Illinois’ Consumer Fraud and Deceptive Business Practices Act, alleged unjust enrichment and alleged civil conspiracy. The complaint seeks unspecified money damages and the award of plaintiffs’ attorneys’ fees and costs. On June 18, 2018, the defendants filed a motion to dismiss the plaintiffs’ complaint with prejudice. On September 15, 2020, pursuant to a settlement that was not material to SGI, the plaintiffs and defendants jointly filed a stipulation to dismiss the lawsuit in its entirety with prejudice, with each party to bear its own attorneys’ fees, costs, and expenses. The district court dismissed the lawsuit in its entirety on October 16, 2020.

TCS John Huxley Matter
On March 15, 2019, TCS John Huxley America, Inc., TCS John Huxley Europe Ltd., TCS John Huxley Asia Ltd., and Taiwan Fulgent Enterprise Co., Ltd. brought a civil action in the United States District Court for the Northern District of Illinois against SGC, Bally Technologies, Inc. and SG Gaming. In the complaint, the plaintiffs assert federal antitrust claims arising from the defendants’ procurement of particular U.S. and South African patents. The plaintiffs allege that the defendants used those patents to create an allegedly illegal monopoly in the market for automatic card shufflers sold to regulated casinos in the United States. On April 10, 2019, the defendants filed a motion to dismiss the plaintiffs’ complaint with prejudice. On April 25, 2019, the district court denied the defendants’ motion to dismiss without prejudice pursuant to the court’s local rules, after the plaintiffs advised that they intended to file an amended complaint. The plaintiffs filed their amended complaint on May 3, 2019, and on May 22, 2019, the defendants filed a motion to dismiss the plaintiffs’ amended complaint with prejudice. On March 20, 2020, the district court denied the defendants’ motion to dismiss the plaintiffs’ amended complaint, and defendants filed an answer to Plaintiffs’ amended complaint on June 19, 2020. On June 3, 2020, the trial court granted the defendants’ request to bifurcate proceedings in the case, with discovery to occur first into the statute of limitations and release defenses asserted by the defendants in their motion to dismiss, before proceeding into broader discovery. The trial court set a September 18, 2020, deadline for the parties to complete discovery relating to the statute of limitations and release defenses. On October 28, 2020, the court issued an order extending until January 15, 2021, the deadline for the parties to complete discovery relating to the statute of limitations defense. We are currently unable to determine the likelihood of an outcome or estimate a range of reasonably possible losses, if any. We believe that the claims in the lawsuit are without merit, and intend to vigorously defend against them.
Tonkawa Tribe Matter
On September 3, 2020, the Tonkawa Tribe of Indians of Oklahoma d/b/a Tonkawa Enterprises filed a putative class action complaint in the United States District Court for the District of Nevada against SGC, Bally Technologies, Inc. and SG Gaming, f/k/a Bally Gaming, Inc. On October 5, 2020, the plaintiff filed a first amended complaint to add Cow Creek Band of Umpqua Tribe of Indians and the Umpqua Indian Development Corp., d/b/a Seven Feathers Casino as a plaintiff. On October 12, 2020, the plaintiffs filed a motion for leave to file a second amended complaint. In the complaint, the plaintiffs assert federal antitrust claims arising from the defendants’ procurement of particular U.S. patents. The plaintiffs allege that the defendants used those patents to create an allegedly illegal monopoly in the market for card shufflers sold or leased to regulated casinos in the United States. The plaintiffs seek to represent a putative class of all regulated United States casinos directly leasing or purchasing card shufflers from the defendants on or after September 3, 2016. The complaint seeks unspecified money damages, the award of plaintiff’s costs of suit, including reasonable attorneys’ fees and expert fees, and the award of pre-judgment and post-judgment interest. The parties have submitted a stipulation to the court setting a deadline for defendants to answer or otherwise plead to the second amended complaint on or before November 27, 2020. We are currently unable to determine the likelihood of an outcome or estimate a range of reasonably possible losses, if any. We believe that the claims in the lawsuit are without merit, and intend to vigorously defend against them.
On September 15, 2020, Alfred T. Giuliano, as liquidation trustee for RIH Acquisition NJ, LLC d/b/a The Atlantic Club Casino Hotel, and Rancho’s Club Casino, Inc., d/b/a Magnolia House Casino, the plaintiffs in the Giuliano and Rancho’s Club Casino Matters described below, filed motions to intervene in the Tonkawa Tribe matter and transfer the matter to the United States District Court for the Northern District of Illinois. The Tonkawa Tribe plaintiffs filed responses to the motions to intervene on October 20, 2020.
Giuliano Matter
On September 4, 2020, Alfred T. Giuliano, as liquidation trustee for RIH Acquisition NJ, LLC d/b/a The Atlantic Club Casino Hotel filed a putative class action complaint in the United States District Court for the Northern District of Illinois against SGC, Bally Technologies, Inc. and SG Gaming, f/k/a Bally Gaming, Inc. In the complaint, the plaintiffs assert federal antitrust claims arising from the defendants’ procurement of particular U.S. patents. The plaintiffs allege that the defendants used those patents to create an allegedly illegal monopoly in the market for automatic card shufflers sold or leased in the United States. The plaintiffs seek to represent a putative class of all persons and entities that directly purchased or leased automatic card shufflers within the United States from the Defendants, or any predecessor, subsidiary, or affiliate thereof, at any time between April 1, 2009, and the present. The complaint seeks unspecified money damages, which the complaint asks the court to treble, the award of plaintiff’s costs of suit, including attorneys’ fees, and the award of pre-judgment and post-judgment interest. Defendants’ deadline to answer or otherwise plead to plaintiff’s complaint is November 9, 2020. We are currently unable to determine the likelihood of an outcome or estimate a range of reasonably possible losses, if any. We believe that the claims in the lawsuit are without merit, and intend to vigorously defend against them.
Rancho’s Club Casino Matter

On September 8, 2020, Rancho’s Club Casino, Inc., d/b/a Magnolia House Casino filed a putative class action complaint in the United States District Court for the Northern District of Illinois against SGC, Bally Technologies, Inc. and SG Gaming, f/k/a Bally Gaming, Inc. In the complaint, the plaintiff asserts federal antitrust claims arising from the defendants’ procurement of particular U.S. patents. The plaintiff alleges that the defendants used those patents to create an allegedly illegal monopoly in the market for automatic card shufflers sold or leased in the United States. The plaintiff seeks to represent a putative class of all persons and entities that directly purchased or leased automatic card shufflers within the United States from the defendants, or any predecessor, subsidiary, or affiliate thereof, at any time between April 1, 2009, and the present. The complaint seeks unspecified money damages, which the complaint asks the court to treble, the award of plaintiff’s costs of suit, including attorneys’ fees, and the award of pre-judgment and post-judgment interest. Defendants’ deadline to answer or otherwise plead to plaintiff’s complaint is November 9, 2020. We are currently unable to determine the likelihood of an outcome or estimate a range of reasonably possible losses, if any. We believe that the claims in the lawsuit are without merit, and intend to vigorously defend against them.
On October 16, 2020, the defendants and the plaintiffs in the Giuliano and Rancho’s Club Casino matters filed a stipulation with the court to consolidate the Giuliano and Rancho’s Club Casino matters.
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
On or about December 9, 2019, Hongwei Li filed a putative class action complaint in New York state court asserting substantively similar causes of action under the Securities Act of 1933 and substantially similar factual allegations as those alleged in the PRS Action (the “Li Action”). On December 18, 2019, the New York state court entered a stipulated order consolidating the PRS Action and the Li Action into a single lawsuit. On December 23, 2019, the defendants moved to dismiss the consolidated action. On August 28, 2020, the court issued an oral ruling granting in part and denying in part the defendants’ motion to dismiss. We are currently unable to determine the likelihood of an outcome or estimate a range of reasonably possible loss, if any. We believe that the claims in the lawsuit are without merit, and intend to vigorously defend against them.
Sylebra Matter
On October 23, 2019, Sylebra Capital Partners Master Fund, Limited and P Sylebra, Limited (together, “Sylebra”) filed a complaint in Delaware Chancery Court against SGC, SG Gaming, Inc., and certain of SGC’s current and former executives and directors. The complaint asserts claims for alleged breaches of fiduciary duty and alleged aiding and abetting of such alleged breaches of fiduciary duty; for alleged unjust enrichment; for alleged anticipatory breach of Sylebra’s alleged rights under SGC’s prior Restated Certificate of Incorporation (“prior Charter”) and for alleged breach of that prior Charter; for alleged violations of certain Delaware statutes; and for alleged tortious interference with contract. The complaint seeks injunctive relief, declaratory relief, money damages, and the award of the plaintiffs’ costs and expenses incurred in the action. On December 20, 2019, the defendants filed a motion to dismiss Sylebra’s complaint. In response, on January 27, 2020, Sylebra filed an amended complaint, and on February 28, 2020, the defendants filed a motion to dismiss Sylebra’s amended complaint. On June 30, 2020, the trial court heard oral argument on defendants’ motion to dismiss Sylebra’s amended complaint, and granted the motion on October 9, 2020.
SciPlay IPO Matter (Nevada)
On or about November 4, 2019, plaintiff John Good filed a putative class action complaint in Nevada state court against SciPlay, certain of its executives and directors, SGC, and SciPlay’s underwriters with respect to SciPlay’s initial public offering. The plaintiff seeks to represent a class of all persons who purchased Class A common stock of SciPlay in or traceable to SciPlay’s initial public offering that it completed on or about May 7, 2019. The complaint asserts claims for alleged violations of Sections 11 and 15 of the Securities Act, 15 U.S.C. § 77, and seeks certification of the putative class; compensatory damages, and the award of the plaintiff’s and the class’s reasonable costs and expenses incurred in the action. On February 27, 2020, the trial court entered a stipulated order that, among other things, stayed the lawsuit pending entry of an order resolving the motion to dismiss that is pending in the SciPlay initial public offering matter in New York state court. On September 29, 2020, the trial court entered a stipulated order that extended the stay pending a ruling on class certification in the SciPlay IPO Matter in New York state court. We are currently unable to determine the likelihood of an outcome or estimate a range of reasonably possible losses, if any. We believe that the claims in the lawsuit are without merit, and intend to vigorously defend against them.
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
Recent Events
Caledonia Transaction and Governance Enhancements
On September 14, 2020, the Company announced that a number of long-term institutional investors, including highly credentialed gaming industry investor Caledonia Investments, reached an agreement to acquire a 34.9% stake in SGC from MacAndrews & Forbes Incorporated (“MacAndrews & Forbes”) at a price of $28.00 per share. This transaction was completed on October 27, 2020, with no investor owning more than 9.9% of the Company’s shares as a result.
In connection with the transaction, the Company implemented a series of governance changes and enhancements, including refreshment of our board of directors. The existing stockholders’ agreement with MacAndrews & Forbes is terminated in connection with the transaction and all rights held by MacAndrews & Forbes, other than registration rights, are no longer in effect. As a result, MacAndrews and Forbes no longer holds any rights to appoint directors to our board.
The reconstituted board now consists of all existing directors, other than the MacAndrews & Forbes representatives, as well as four new directors. Former Aristocrat Chief Executive Officer Jamie Odell, along with former Aristocrat Chief Financial Officer Toni Korsanos, were elected to the board as Executive Chair and Executive Vice Chair, respectively, and are joined on the board by the former Chief Executive Officer of Barclays Bank Plc. and President of Barclays International, Tim Throsby, and Chairman of REA Group Limited, HT&E Limited, and Rugby Australia Limited and Deputy Chairman of Magellan Financial Group, Hamish McLennan, as new independent directors effective October 1, 2020 and October 29, 2020, respectively. The reconstituted board plans to focus on accelerating de-leveraging through a renewed focus on working capital management and will continue to review all strategic options to improve and maximize stockholder value. Ronald Perelman, current Executive Chairman of the Scientific Games Board and MacAndrews & Forbes Chairman and CEO, as well as Barry Schwartz and Frances Townsend, the two other MacAndrews & Forbes representatives, resigned from the Board effective September 16, 2020.
Impact of COVID-19
In March 2020, the World Health Organization declared the rapidly spreading COVID-19 outbreak a pandemic. In response to the COVID-19 pandemic, governments across the world implemented a number of measures to prevent its spread, including but not limited to, the temporary closure of a substantial number of gaming operations establishments and disruptions to lottery operations, travel restrictions, and cancellation of sporting events, which are affecting our business segments in a number of ways. During the latter part of the second quarter and throughout the third quarter of 2020, lifting of restrictions began, including the reopening of the majority of gaming establishments globally and resumption of sporting events. As gaming operations have yet to return to pre-COVID -levels, limited international travel, social distancing measures, decreased operating capacities, high unemployment rates and potential changes in consumer behaviors continue to negatively impact our results of operations, cash flows and financial condition through the third quarter of 2020. Additionally, some casinos have yet to reopen and for those that have opened, it is unknown when mitigation measures (such as capacity limitations) will be lifted, all contributing to continued uncertainty through the remainder of the year and potentially into 2021.
Impact on Business Operations and Financial Results
Our Gaming business segment is especially impacted due to the widespread temporary closures and restricted re-opening of a substantial number of gaming operations establishments coupled with global economic uncertainty. The COVID-19 pandemic remains a rapidly evolving situation. Although businesses began reopening during the latter part of the second quarter of 2020, our Participation gaming business revenue and cash flows continued to be significantly negatively affected, as they are largely driven by players’ disposable incomes and level of gaming activity. Social distancing requirements that were implemented in many jurisdictions have and are expected to continue to have a negative impact on the amount of customer traffic within gaming establishments. The COVID-19 disruptions continue to cause prolonged periods of closures and modified operating schedules and may result in changes in customer behaviors, including a reduction in consumer discretionary spending as a result of the uncertainty caused by the pandemic and unemployment levels. Additionally, our gaming machine and table product sales largely depend on our customers’ liquidity and operating results, which has negatively impacted the replacement cycle and demand for gaming machines, table products and opportunities from new or expanded markets. Further, we have granted customer concessions for a portion of the time for which such customers’ operations were impacted by closures or quarantines. Also, based on historical gaming customers’ orders and our manufacturing capacity, a substantial portion of gaming machine sales are fulfilled in the third month of each quarter. Since March when the COVID-19 disruptions became widespread, gaming machine sales revenues have been and continue to be particularly negatively impacted. We believe this negative trend could reduce the capital expenditures of casino operators and continue to lengthen the replacement cycles of their existing gaming machines.
Unfavorable economic conditions caused by COVID-19 have caused and could continue to impact the timing of cash receipts from our Gaming customers. In addition, unfavorable economic conditions have caused, and could continue to cause, some of our Gaming customers to temporarily close gaming venues or ultimately declare bankruptcy, which would adversely affect our business. In recent years, our Gaming business has granted extended payment term financing for gaming machine purchases primarily in the LATAM region, and we expect to continue to provide a higher level of extended payment term financing in this business until demand from our customers for such financings abates or our business model changes. These financing arrangements may increase our collection risk, and if customers are not able to pay us, whether as a result of financial difficulties, bankruptcy or otherwise, we may incur provisions for bad debt related to our inability to collect certain receivables. In addition, both extended payment term financing and operating leases result in a delay in our receipt of cash, which reduces our cash balance, liquidity and financial flexibility to respond to changing economic events. Unfavorable economic conditions may also result in volatility in the credit and equity markets. The difficulty or inability of our customers to generate or obtain adequate levels of capital to finance their ongoing operations may reduce their ability to purchase our products and services. Refer to Note 5 for international locations with significant concentrations of our receivables with terms longer than one year.
We increased our allowance for credit losses by $1 million and $41 million for the three and nine month periods ended September 30, 2020. The increase was primarily related to Gaming customers in LATAM as those customers were particularly affected by COVID-19 closures of gaming operations establishments along with other macroeconomic considerations. In addition, customers in this region expect and have often been granted extended payment terms. As described above, our customers in LATAM have been and are expected to continue to be affected by the COVID-19-related closures of gaming operations establishments and the resulting impact on both their specific financial situations and the general macroeconomic environments in which they operate.
During the three and nine months ended September 30, 2020, we recorded $15 million and $45 million, respectively, in inventory valuation charges (recorded in Cost of product sales) related to inventory in our Gaming business segment. Our Gaming leadership team continues to improve and expand upon the strategic plan initiated in the first half of the year. This strategic plan includes revising product roadmaps and an assessment of how many and which platforms we will support, when we end service on legacy platforms and when we stop selling on such platforms in conjunction with new product launches. This plan, combined with the rapid demand reduction that took place at the beginning of the year through the remainder of the year, our increased focus on our go to market approach in LATAM (both largely as a result of the COVID-19 disruptions) and our view on certain markets and customers, requires us to reassess our inventory valuation, including whether we had excess or obsolete inventory based on this new strategic plan, a reduction in demand for legacy platforms, and plans for disposition of the related inventory. In addition, the continued closures in the LATAM region make it difficult to execute our previous strategy of shipping legacy platforms into that market. The combination of these factors led to the $15 million inventory valuation charge recognized during the second quarter of 2020 and $45 million inventory valuation charge recognized through the third quarter of 2020. Our policy is to continue to review and assess these and other factors, especially during the COVID-19 disruptions, and if such factors or our outlook changes, we record adjustments to the valuation of inventory.

Our Lottery business segment has experienced relative growth and recovery in the third quarter as the shelter in place orders and lockdowns have been eased back resulting in increased foot traffic and more spending by end players, coupled with international retail establishments that have now substantially re-opened. Lottery sales were down meaningfully initially as a result of the pandemic, but have since largely recovered in the U.S. and international markets.
The temporary closure of gaming operations, disruptions to lottery operations, travel restrictions, cancellation of sporting events, lower disposable incomes of consumers and the adverse impact on our casino and gaming customers’ liquidity and financial results caused by the COVID-19 pandemic, had and continue to have an adverse effect on our results of operations, cash flows and financial condition during the first three quarters of 2020 and into the fourth quarter of 2020 and potentially beyond.
Although the majority of gaming and lottery operations have re-opened, with encouraging initial results, we are unable to determine the ultimate magnitude and the length of time that the pandemic disruptions will continue to impact our results of operations, cash flows and financial condition, which will depend, among other factors, on the currently unknowable duration of the COVID-19 pandemic, the impact of governmental regulations and actions that might continue to be imposed in response to the pandemic, change in customer behaviors, social distancing measures, decreased gaming establishments operating capacity, high unemployment rates, and the pace of overall recovery of gaming and lottery operations globally. We implemented a number of measures to reduce operating costs and conserve liquidity including permanent reductions in workforce and temporary measures such as: reductions in salaries and workforce (salary reduction measures ceased as of July 31, 2020), unpaid employee furloughs, reductions in hours, temporary elimination of 401(k) matching among other compensation and benefits reductions and deferral of certain operating and capital expenditures. These measures, combined with the above, have resulted in substantial cost savings in 2020. Additionally, reduced capital expenditures and the above measures are expected to result in an overall lower future cost structure.
Impact on Liquidity
On May 8, 2020, SGC and the requisite lenders under SGI’s revolving credit facility entered into the Credit Agreement Amendment that, among other things, implements a financial covenant relief period through the end of the “Covenant Relief Period”, as a result of which SGI is not required to maintain compliance with the consolidated net first lien leverage ratio covenant during the Covenant Relief Period, imposes a minimum liquidity requirement (excluding SciPlay) of at least $275 million during the Covenant Relief Period, and further restricts our ability to incur indebtedness and liens, make restricted payments and investments and prepay junior indebtedness during the Covenant Relief Period, subject to certain exceptions and further subject, in some instances, to maintaining minimum liquidity (excluding SciPlay) of at least $400 million. The Covenant Relief Period was extended for an additional three quarters on October 8, 2020 when SGC and the requisite lenders under SGI’s revolving credit facility entered into the Credit Agreement Extension Amendment. See Note 1 for additional details regarding the Credit Agreement Amendment and Credit Agreement Extension Amendment.
On April 9, 2020, we borrowed $480 million under SGI’s revolving credit facility. As of September 30, 2020, our total available liquidity (excluding our SciPlay business segment) was $838 million. We continue to actively manage our daily cash flows and continue to evaluate additional measures that will reduce operating costs and conserve cash. We believe that, based on our current projections, we will have sufficient liquidity for a period of at least one year.
On July 1, 2020, we completed the issuance of $550 million in aggregate principal amount of 8.625% senior unsecured notes due 2025 in a private offering, for which we received the total net proceeds of $543 million. We used a portion of the net proceeds to redeem all $341 million of our outstanding 2021 Notes and paid accrued and unpaid interest thereon plus related premiums, fees and costs, which redemption was completed on July 17, 2020, and are using the remaining net proceeds to fund working capital and general corporate purposes. This refinancing transaction extends our significant debt maturities until 2024.
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

	Three Months Ended				Nine Months Ended
	September 30,				September 30,
	2020		2019		2020		2019
($ in millions)	Revenue	% Consolidated Revenue	Revenue	% Consolidated Revenue	Revenue	% Consolidated Revenue	Revenue	% Consolidated Revenue
Foreign Currency:
British Pound Sterling	$85	12%	$82	10%	$230	12%	$245	10%
Euro	59	8%	58	7%	169	9%	175	7%

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

CONSOLIDATED RESULTS

	Three Months Ended September 30,		Variance		Nine Months Ended September 30,		Variance
($ in millions)	2020	2019	2020 vs. 2019		2020	2019	2020 vs. 2019
Total revenue	$698	$855	$(157)	(18)%	$1,962	$2,537	$(575)	(23)%
Total operating expenses	650	712	(62)	(9)%	2,002	2,143	(141)	(7)%
Operating (loss) income	48	143	(95)	(66)%	(40)	394	(434)	(110)%
Net (loss) income before income taxes	(106)	15	(121)	807%	(453)	(73)	(380)	(521)%
Net (loss) income	(111)	18	(129)	717%	(464)	(81)	(383)	(473)%
Net (loss) income attributable to SGC	$(117)	$14	$(131)	936%	$(479)	$(87)	$(392)	(451)%

Revenue

Consolidated Revenue by Business Segment
(in millions)

Three Months Ended September 30, 2020 and 2019	Nine Months Ended September 30, 2020 and 2019

As described in the “Recent Events – Impact of COVID-19” section above, our total revenue for both the three and nine months ended September 30, 2020, specifically revenues for the Gaming business segment, were adversely impacted by COVID-19 disruptions. Gaming revenue for the nine months ended September 30, 2020 also reflects lower system revenues due to completion of certain Canadian systems launches that we benefited from in the prior year comparable period. Lottery revenue decrease for the nine months ended September 30, 2020, is primarily due to COVID-19 disruptions impacting instant ticket sales and to a lesser extent lower domestic equipment sales, while revenue increase for the three months comparable period was driven by higher domestic instant tickets revenue coupled with higher international equipment sales.
Operating Expenses

	Three Months Ended September 30,		Variance		Nine Months Ended September 30,		Variance
($ in millions)	2020	2019	2020 vs. 2019		2020	2019	2020 vs. 2019
Operating expenses:
Cost of services	$132	$133	$(1)	(1)%	$388	$401	$(13)	(3)%
Cost of product sales	87	115	(28)	(24)%	247	333	(86)	(26)%
Cost of instant products	70	69	1	1%	205	211	(6)	(3)%
SG&A	164	175	(11)	(6)%	513	535	(22)	(4)%
R&D	41	47	(6)	(13)%	123	142	(19)	(13)%
D&A	136	162	(26)	(16)%	414	497	(83)	(17)%
Goodwill impairment	—	—	—	— %	54	—	54	100%
Restructuring and other	20	11	9	82%	58	24	34	142%
Total operating expenses	$650	$712	$(62)	(9)%	$2,002	$2,143	$(141)	(7)%

Cost of Revenue
Cost of revenue for the three and nine months ended September 30, 2020 decreased primarily as a result of lower Gaming cost of revenue correlated with a decrease in revenue due to the COVID-19 disruptions described above. Additionally, the three and nine months ended September 30, 2020 Cost of product sales includes approximately $15 million and $45 million, respectively, in Gaming segment inventory valuation charges, due to a decrease in demand for certain platforms as we believe that our customers will continue to extend replacement cycles to preserve their liquidity following their return to full operations combined with a reassessment of our Gaming product strategy, which commenced during the second quarter of 2020 by the new Gaming business segment leadership and which is expected to continue throughout the remainder of the year (see Note 6).
SG&A and R&D
SG&A and R&D decreased for both comparable periods primarily due to company-wide austerity measures in response to the COVID-19 disruptions described above, which resulted in lower SG&A compensation and benefit expenses of $15 million and $51 million and lower R&D compensation and benefit expense of $4 million and $9 million for the three and nine month comparable periods, respectively. The decrease in SG&A for the nine month comparable period was partially offset by an increase of $39 million in the Gaming business segment allowance for credit losses, that reflect forecasted credit deterioration due to the COVID-19 disruptions generally and credit weakness in our Latin America receivables portfolio specifically (see Note 5).
D&A
The decrease in D&A for the three and nine months ended September 30, 2020 was primarily due to certain Gaming intangible assets and software becoming fully amortized during 2019.
Goodwill Impairment
Goodwill impairment was related to our legacy U.K. Gaming reporting unit, which was recorded during the first quarter of 2020 (see Note 8).
Restructuring and Other
The increase in restructuring and other for the three and nine months ended September 30, 2020 is primarily due to severance and related charges associated with COVID-19 disruptions (see Note 4).

Other Factors Affecting Net (Loss) Income Gain Attributable to SGC

	Three Months Ended September 30,		Nine Months Ended September 30,		Factors Affecting Net (Loss) Income Gain Attributable to SGC
(in millions)	2020	2019	2020	2019	2020 vs. 2019
Interest expense	$(131)	$(146)	$(379)	$(447)	The decreases in interest expense for the three and nine months ended September 30, 2020 reflect the favorable impact of 2019 refinancing activities resulting in lower interest costs.
Loss on debt financing transactions	(1)	—	(1)	(60)	Loss on debt financing transactions consummated during the second quarter of 2019 includes a $50 million charge associated with premiums paid to redeem $1,000 million of the 2022 Unsecured Notes (see Note 11).
(Loss) gain on remeasurement of debt	(24)	19	(26)	21	(Losses) and gains are attributable to remeasurement of the 2026 Secured Euro Notes and 2026 Unsecured Euro Notes and reflect changes in the Euro vs. the U.S. Dollar foreign exchange rates between the comparable periods.
Income tax (expense) benefit	(5)	3	(11)	(8)	The increase is primarily due to the overall mix of worldwide income (loss) and a change in intraperiod tax rules as a result of adopting ASU 2019-12 in the first quarter of 2020.

See “Business Segments Results” below for a more detailed explanation of the significant changes in our components of revenue within the individual segment results of operations.
BUSINESS SEGMENTS RESULTS (for the three and nine months ended September 30, 2020 compared to the three and nine months ended September 30, 2019)
GAMING
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
Current Year Update
See the “Recent Events – Impact of COVID-19” section above for a description of the COVID-19 impact on our Gaming business segment, which continued to have an adverse effect on our results of operations and cash flows throughout the third quarter of 2020 and is expected to continue through the fourth quarter of 2020 and potentially beyond as mitigation measures continue to be implemented and enforced. In addition to the adverse effect of COVID-19, we anticipate challenges in our gaming operations as corporate consolidations continue and decline in our gaming systems products and services due to certain large Canadian contracts that were completed in 2019.
Results of Operations and Key Performance Indicators

Three Months Ended September 30, 2020 and 2019	Nine Months Ended September 30, 2020 and 2019

1 - The nine months ended September 30, 2019 includes $10 million in intellectual property royalties paid by the SciPlay business segment, which are no longer being paid as of May 7, 2019 in connection with the IP License Agreement described in Note 1 of our 2019 10-K.

Revenue

	Three Months Ended September 30,		Variance		Nine Months Ended September 30,		Variance
($ in millions)	2020	2019	2020 vs. 2019		2020	2019	2020 vs. 2019
Revenue:
Gaming operations	$92	$149	$(57)	(38)%	$227	$451	$(224)	(50)%
Gaming machine sales	71	168	(97)	(58)%	216	452	(236)	(52)%
Gaming systems	43	77	(34)	(44)%	115	218	(103)	(47)%
Table products	25	60	(35)	(58)%	82	182	(100)	(55)%
Total revenue	$231	$454	$(223)	(49)%	$640	$1,303	$(663)	(51)%

F/X impact on revenue	$1	$(3)	$4	(133)%	$(1)	$(11)	$10	(91)%

Gaming KPIs:
U.S. and Canada units:
Installed base at period end	30,208	31,509	(1,301)	(4)%	30,208	31,509	(1,301)	(4)%
Average daily revenue per unit	$26.90	$38.85	$(11.95)	(31)%	$21.18	$38.75	$(17.57)	(45)%

International units(1):
Installed base at period end	33,493	33,663	(170)	(1)%	32,830	33,663	(833)	(2)%
Average daily revenue per unit	$5.65	$9.62	$(3.97)	(41)%	$4.05	$10.77	$(6.72)	(62)%

Gaming machine unit sales:
U.S. and Canada new unit shipments	3,114	5,530	(2,416)	(44)%	7,435	15,002	(7,567)	(50)%
International new unit shipments	1,887	2,731	(844)	(31)%	6,807	7,544	(737)	(10)%
Total new unit shipments	5,001	8,261	(3,260)	(39)%	14,242	22,546	(8,304)	(37)%
Average sales price per new unit	$12,881	$17,500	$(4,619)	(26)%	$14,436	$17,369	$(2,933)	(17)%
(1) Excludes the impact of game content licensing revenue.
All of our Gaming revenue was negatively impacted by the COVID-19 disruptions that resulted in temporary closures and/or reduced operating capacity of a substantial number of gaming operations establishments in various jurisdictions globally, as described in the “Recent Events – Impact of COVID-19” section above. As gaming establishments began to reopen in June and openings have continued through the third quarter of 2020, demand has steadily increased and is expected to continue throughout the remainder of the year. The continuation of social distancing requirements that were implemented and still being enforced in many jurisdictions (including reduced floor occupation to 50%, table play customer limitations and reduction of slot machines available for play) have had and are expected to continue to have a negative impact on our Gaming revenue until casino operators are able to return to normal operations. The mitigation measures are expected to continue for an indeterminate amount of time and we expect to continue to see the impacts on our gaming segment through the remainder of the year and potentially into 2021.
Gaming Operations
Gaming operations revenue decreased for both comparable periods primarily due to the COVID-19 disruptions described above causing a 1,301-unit decrease in the U.S. and Canada ending installed base and a 170-unit decrease in the International ending installed base coupled with decreases in both domestic and International average daily revenues per unit.
Gaming Machine Sales
Gaming machine sales revenue decreased for both comparable periods primarily due to the impact of COVID-19 as described above driving lower unit shipments primarily in replacement unit sales for both comparable periods, coupled with decreases in the average sales price per unit reflecting a less favorable mix of gaming machine sales. The following table summarizes Gaming machine sales changes:

	Three Months Ended September 30,		Variance		Nine Months Ended September 30,		Variance
	2020	2019	2020 vs. 2019		2020	2019	2020 vs. 2019
U.S. and Canada unit shipments:
Replacement units	1,523	4,152	(2,629)	(63)%	3,907	10,789	(6,882)	(64)%
Casino opening and expansion units	1,591	1,378	213	15%	3,528	4,213	(685)	(16)%
Total unit shipments	3,114	5,530	(2,416)	(44)%	7,435	15,002	(7,567)	(50)%

International unit shipments:
Replacement units	1,887	2,631	(744)	(28)%	6,246	7,388	(1,142)	(15)%
Casino opening and expansion units	—	100	(100)	(100)%	561	156	405	260%
Total unit shipments	1,887	2,731	(844)	(31)%	6,807	7,544	(737)	(10)%

Operating Expenses and AEBITDA
The decrease in operating expenses and decrease in AEBITDA and AEBITDA as a percentage of revenue (“AEBITDA margin”) for both comparable periods are primarily attributable to the COVID-19 disruptions described in the “Recent Events – Impact of COVID-19” section.
The decrease in operating expenses for comparable periods is primarily due to lower cost of revenue correlated with the decrease in revenue partially offset by: (1) a $15 million and $45 million increase of inventory valuation charges to cost of products, respectively (as described above), and (2) $5 million and $20 million increase in restructuring and other charges, respectively. Additionally, the nine months ended September 30, 2020 period includes a $54 million goodwill impairment charge that was recognized in the first quarter of 2020 and a total charge of $39 million to allowance for credit losses recognized in the first and second quarters of 2020 which reflect actual and forecasted credit deterioration primarily due to the COVID-19 disruptions generally and the worsening of the expected credit position in our Latin America receivables portfolio specifically (see Notes 5 and 6).
AEBITDA margin for the three and nine month comparable periods decreased by 17 and 28 percentage points, respectively, to 33% and 22%, respectively.
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
Current Year Update
See “Recent Events – Impact of COVID-19” section above for a description of the COVID-19 impact on our Lottery business segment, which had an adverse effect on our nine month period results of operations and cash flows, but began to recover as our three month period results reflect increased revenues in both our Instant ticket and Lottery system sales. In addition to the adverse effect of COVID-19, we believe we will continue to face intense price-based competition in our Lottery business in the remainder of 2020 and potentially beyond. In the near term, we also expect to see an increase in the number of jurisdictions that seek to privatize or outsource lottery operations and to face strong competition from both traditional and new competitors with respect to these opportunities. We anticipate that lottery requests for proposals, specifically those for private management agreements and certain of our international customers, could increasingly include terms that expose us to increased risk, such as requiring the guarantee of specific income thresholds or significant upfront payments.
Results of Operations and Key Performance Indicators

Three Months Ended September 30, 2020 and 2019	Nine Months Ended September 30, 2020 and 2019
Revenue

	Three Months Ended September 30,		Variance		Nine Months Ended September 30,		Variance
($ in millions)	2020	2019	2020 vs. 2019		2020	2019	2020 vs. 2019
Revenue:
Instant products	$157	$150	$7	5%	$426	$440	$(14)	(3)%
Lottery systems	84	70	14	20%	236	238	(2)	(1)%
Total revenue	$241	$220	$21	10%	$662	$678	$(16)	(2)%

F/X impact on revenue	$1	$(2)	$3	(150)%	$(2)	$(8)	$6	(75)%

The increase in total revenue for the three month comparable period is driven by higher domestic instant ticket revenue coupled with higher international equipment sales. The decrease in total revenue for the nine month comparable period is primarily due to the negative impact from COVID-19 disruptions on the first half of the year, which resulted in lower instant tickets revenue coupled with higher 2019 domestic lottery systems equipment sales.
Operating Expenses and AEBITDA

The increase in operating expenses and AEBITDA for the three month comparable period is correlated with increased revenues (as described above) coupled with the lower operating expenses as a result of austerity measures implemented to reduce the costs. As a result of the above, AEBITDA margin for the three month comparable period was flat.
The decreases in operating expenses and AEBITDA for the nine month period are correlated with the decrease of lottery ticket retail sales, and the impact of COVID-19 disruptions on our joint ventures. AEBITDA margin decrease for the nine month comparable period was 2 percentage points. Lower joint venture EBITDA contributed 3 percentage points of the decline while lower operating expense, including austerity measures, increased AEBITDA margin by 1 percentage point.
SCIPLAY
We generate substantially all of our revenue from the sale of virtual coins, chips and bingo cards, which players can use to play our games. Players who install our games receive free virtual coins, chips and bingo cards upon the initial launch of the game and additional free virtual coins, chips and bingo cards at specific time intervals. Players may exhaust the virtual coins, chips and bingo cards that they receive for free and may choose to purchase additional virtual coins, chips and bingo cards in order to extend their time of game play. Once obtained, virtual coins, chips and bingo cards (either free or purchased) cannot be redeemed for cash nor exchanged for anything other than game play within our apps. We distribute our games through various global social web and mobile platforms such as Facebook, Apple, Google and Amazon, with some of our games available on Microsoft and other web and mobile platforms. The games are primarily our WMS®, Bally®, Barcrest®, and SHFL® branded games. We offer both third-party branded games and original content.
Our apps include Jackpot Party® Casino, Gold Fish® Casino, Quick Hit® Slots, Hot Shot Casino®, Bingo ShowdownTM, 88 Fortunes®, MONOPOLY Slots, and recently added Backgammon and Solitaire social games as a part of the Come2Play acquisition on various platforms referenced above.
Current Year Update
While the COVID-19 disruptions did not negatively affect SciPlay’s results for both comparable periods (see the “Recent Events – Impact of COVID-19” section above), sustained consumer unease, lower discretionary spending and shelter-in-place orders may impact SciPlay’s results of operations throughout the remainder of 2020 and potentially beyond. SciPlay experienced an increase in nearly all key performance indicators and revenue beginning in March 2020 and continuing through the third quarter of 2020, which we believe is partially due to the stay at home measures and increased player free time. While the increased player engagement SciPlay experienced during the first half of the year has begun to recede, we are still seeing some increased player engagement as compared to the three and nine month periods ended September 30, 2019 and we are not able to predict and quantify the ultimate impact of further COVID-19 developments on our results of operations in future periods.
During the first half of 2020, we deployed significant updates across a number of our portfolio games, and we continued testing in certain international markets. We expect to deploy further updates to games in future quarters and to continue testing in international markets.

On June 22, 2020, SciPlay completed the acquisition of the privately held mobile and social game company Come2Play (see Note 1), which expanded and diversified SciPlay’s existing portfolio of social games. As a result of this acquisition we now offer Backgammon and Solitaire social games targeted towards casual game players on some of the same platforms in which we currently offer our existing games.

Results of Operations and Key Performance Indicators

Three Months Ended September 30, 2020 and 2019	Nine Months Ended September 30, 2020 and 2019

1 - The nine months ended September 30, 2019 include charges of $10 million, for intellectual property royalties paid to the Gaming business segment, which are no longer being paid as of May 7, 2019 in connection with the IP License Agreement described in Note 1 of our 2019 10-K.

Revenue

	Three Months Ended September 30,		Variance		Nine Months Ended September 30,		Variance
($ in millions)	2020	2019	2020 vs. 2019		2020	2019	2020 vs. 2019
Revenue:
Mobile	$132	$97	$35	36%	$377	$293	$84	29%
Web and other	19	19	—	—%	58	60	(2)	(3)%
Total revenue	$151	$116	$35	30%	$435	$353	$82	23%

SciPlay KPIs:
Mobile Penetration(1)	87%	84%	3pp	nm	87%	83%	4pp	nm
Average MAU(2)	7.3	7.8	(0.5)	(6)%	7.6	8.1	(0.5)	(6)%
Average DAU(3)	2.6	2.7	(0.1)	(4)%	2.7	2.7	—	—%
ARPDAU(4)	$0.63	$0.47	$0.16	34%	$0.59	$0.48	$0.11	23%
nm = not meaningful.
pp = percentage points.
(1) Mobile penetration is defined as the percentage of business to consumer SciPlay revenue generated from mobile platforms.
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

Mobile platform revenue increased for both comparable periods due to increased player engagement as a result of the stay at home measures across North America and other countries and ongoing popularity of Jackpot Party Casino, Gold Fish Casino, Quick Hits Slots, and MONOPOLY Slots. Web platform revenues increased for the three months ended September 30, 2020 primarily due to the stay at home measures across North America and other countries. For the nine months ended September 30, 2020, web platform revenues decreased due to the continued trend of players migrating from web to mobile platforms to play our games.
ARPDAU, average monthly revenue per payer, and payer conversion rates increased for both comparable periods due to stay at home measures across North America and other countries, introduction of new content and features, and ongoing popularity of our games.

Operating Expenses and AEBITDA
The increase in operating expenses for both comparable periods is primarily due to higher cost of revenue correlated with revenue growth, partially offset by lower IP charges paid to the Gaming business segment, which are reflected in increases in AEBITDA and AEBITDA margin. AEBITDA margin for the three and nine month comparable periods increased by 5 and 7, percentage points to 33% and 33%, respectively.

DIGITAL
Our Digital segment provides a comprehensive suite of digital gaming, iLottery and sports betting solutions and services, including digital RMG and sports wagering solutions, distribution platforms, content, products and services. A portion of our Digital revenue consists of professional services related to highly customized software design, development, licensing, maintenance and support services, which are derived from a comprehensive suite of technology solutions. These technology solutions allow our customers to operate sports books, which can offer sport (or non-sport) events and betting markets across both fixed-odds and pari-mutuel betting styles. We also provide the Open Platform System which offers a wide range of reporting and administrative functions and tools providing operators full control over all areas of digital gaming operations. Additionally, we derive revenue from our content aggregation platforms, including Open Gaming System (OGS), remote gaming servers, and various other platforms, which can deliver a wide spectrum of internally developed and branded casino-style games and popular third-party provider casino-style games to gaming operators. Generally, we host the play of our game content on our centrally-located servers that are integrated with the online casino operators’ websites.
Current Year Update
•The negative impacts of COVID-19 on Sports and platform revenue were fully offset by increases in Gaming and other that benefited from increased free time and stay at home measures resulting in higher digital gaming revenue.
•We continue to expand our customer base and capitalize on both iGaming and sports opportunities in the U.S. by leveraging our industry leading platforms, content and solutions.
Results of Operations and Key Performance Indicators

Three Months Ended September 30, 2020 and 2019	Nine Months Ended September 30, 2020 and 2019
Revenue

	Three Months Ended September 30,		Variance		Nine Months Ended September 30,		Variance
($ in millions)	2020	2019	2020 vs. 2019		2020	2019	2020 vs. 2019
Revenue:
Sports and platform	$31	$29	$2	7%	$95	$85	$10	12%
Gaming and other	44	36	8	22%	130	118	12	10%
Total revenue	$75	$65	$10	15%	$225	$203	$22	11%

F/X impact on revenue	$1	$(2)	$3	(150)%	$(1)	$(10)	$9	(90)%

Gaming KPI:
Wagers processed through OGS (in billions)	$12.4	$9.0	$3.4	38%	$36.4	$27.2	$9.2	34%

The overall increase in Sports and platform revenue and Digital AEBITDA for the nine months ended September 30, 2020 was primarily due to a cancellation fee associated with certain legacy agreements that were modified in the first quarter of

2020, higher third quarter license revenue from key customer renewals, growth in Gaming and other revenue, and to a lesser extent lower compensation costs as Digital continues to execute on scaling its business. The overall increase in Sports and platform revenue and Digital AEBITDA for the three months ended September 30, 2020 also benefited from the impact of approximately $6 million in license revenue associated with license renewals of certain existing customers. AEBITDA margin for the three and nine months ended September 30, 2020 increased by 7 and 9 percentage points to 33% and 30%, respectively.
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
We assessed our estimated fair values of the reporting units as of October 1, 2019 (as of March 31, 2020 for our legacy U.K. Gaming reporting unit) compared to the total enterprise value using the average stock price and the fair value of our debt as of September 30, 2020, and concluded that such analysis does not indicate that estimated fair values for any of our reporting units more likely than not decreased below those reporting units’ carrying values. Accordingly, we determined the COVID-19 disruptions do not trigger any impairments at September 30, 2020 for any reporting units; however, this could change in the future depending on prevailing conditions and changes in our current estimates of the timing and magnitude of the economic recovery following the COVID-19 disruptions.
As described in Note 8, we determined that our legacy U.K. Gaming reporting unit’s goodwill was impaired during the first quarter of 2020. During the first quarter of 2020, we determined that the COVID-19 disruptions impacting our Gaming segment reporting units necessitated a supplemental analysis of the underlying goodwill carrying amounts to determine whether a full quantitative assessment was warranted. We concluded the impact of the COVID-19 disruptions on our reporting units, other than our legacy U.K. Gaming reporting unit, did not reach a level that triggered a quantitative test as there was significant cushion calculated as of our latest full quantitative valuation in the 2019 annual impairment test and the supplemental sensitivity analysis described below corroborated that there continued to be sufficient cushion as of March 31, 2020. Our third quarter 2020 analysis concluded that it is not more likely than not that an impairment exists in the reporting units in our Gaming segment.
The supplemental analysis of the likelihood of impairment in the Gaming segment reporting units performed in the first quarter of 2020 leveraged the full quantitative valuations prepared in the fourth quarter of 2019 as the base, and included a sensitivity analysis eliminating all cash flows from 2020 and reduced 2021 cash flows by 50%, with operations returning to a normal level in 2022. This sensitivity analysis indicated a fair value cushion exceeding 20% in each of our Gaming segment reporting units other than our legacy U.K. Gaming reporting unit. As a part of our third quarter 2020 goodwill analysis, we determined that it is not more likely than not that an impairment exists in the reporting units in our Gaming segment. We also believe there to be an elevated risk of goodwill impairment for the Gaming segment reporting units if the adverse impact of the COVID-19 disruptions or overall recovery for these reporting units sustains over an extended period of time.
The following table summarizes goodwill balances and cushions based on the latest annual goodwill test for all of our Gaming segment reporting units other than our legacy U.K. Gaming reporting unit:

Reporting Unit:	September 30, 2020 Goodwill Balance (in millions)	FY 2019 Goodwill Testing Percentage Cushion
SG Gaming	$1,086	51%
Casino Management Systems	557	49%
Table Products	636	102%
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
The remaining Goodwill balance for our legacy U.K. Gaming reporting unit as of September 30, 2020 was $119 million. Any future adverse changes in projections for future operating results or other key assumptions, such as projected revenue, profit margin, capital expenditures or cash flows associated with investments included in our estimation of fair value for our legacy U.K. Gaming reporting unit could lead to additional future goodwill impairments, which could be material.
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
During the three and nine months ended September 30, 2020, we recorded $15 million and $45 million, respectively, in charges related to inventory in our Gaming business segment. These charges are primarily due to the COVID-19 disruption impacting future demand combined with a continuing reassessment of our Gaming products strategy by the new Gaming business segment leadership and is expected to continue through the remainder of the year. The total Gaming business segment net inventory as of September 30, 2020 was $142 million.
Allowance for Credit Losses
Following the adoption of ASC 326 on January 1, 2020, the receivables allowance for credit losses are recognized based on our best estimate of the amount of expected credit losses in our existing receivables over the contractual term. Such an estimate requires consideration of any relevant available information, which begins with historical credit loss experience, consideration of current and expected conditions and market trends (such as general economic conditions, other microeconomic and macroeconomic considerations (including foreign currency impacts), etc.) and reasonable and supportable forecasts that could impact the collectability of such receivables over the contractual term individually or in the aggregate. Any changes in circumstances relating to these factors could result in material increase or decrease to our receivables allowance for credit losses and such changes could be material, particularly impacting our Gaming segment receivables.
Unfavorable economic conditions caused by COVID-19 impacted and could continue to impact the timing and amount of cash receipts from our Gaming customers. Additionally and as described in Note 5, we have certain concentrations of outstanding Gaming segment receivables, primarily in the LATAM region where we historically provided extended payment term financing for product purchases. These factors (including any future changes) collectively may increase our collection risks and materially impact our estimate of receivables allowance for credit losses. We increased our allowance for credit losses by $1 million and $41 million for the three and nine months ended September 30, 2020, respectively. This increase was primarily related to Gaming customers in LATAM as those customers were particularly affected by COVID-19 closures of gaming operations establishments generally and credit deterioration from macroeconomic conditions, including foreign currency impacts.
We had a total of $422 million in Gaming segment receivables, net as of September 30, 2020 of which $75 million relates to the LATAM region. See Note 5 (Receivables, Allowance for Credit Losses and Credit Quality of Receivables) for additional information.
Other than our updates to the goodwill impairment assessment, inventory valuation and allowance for credit losses above, there have been no significant changes in our critical accounting estimate policies or the application or the results of the application of those policies to our condensed consolidated financial statements from those presented in “Item 7. Management’s Discussion and Analysis of Financial Condition and Results of Operations” included in our 2019 10-K.

LIQUIDITY, CAPITAL RESOURCES AND WORKING CAPITAL
Cash and Available Liquidity
As of September 30, 2020, our principal sources of liquidity, other than cash flows provided by operating activities, were cash and cash equivalents, including SciPlay cash and cash equivalents (for our SciPlay business segment), and amounts available under the SciPlay Revolver (for our SciPlay business segment) discussed below under “Credit Agreement and Other Debt”.
Cash and Available Revolver Capacity

(in millions)	Cash and cash equivalents	Revolver capacity	Revolver capacity drawn or committed to letters of credit	Total
SGC (excluding SciPlay)	$835	$650	$(647)	$838
SciPlay	210	150	—	360
Total as of September 30, 2020	$1,045	$800	$(647)	$1,198

SGC (excluding SciPlay)	$202	$650	$(207)	$645
SciPlay	111	150	—	261
Total as of December 31, 2019	$313	$800	$(207)	$906

On April 9, 2020, we borrowed $480 million under SGI’s revolving credit facility, which was substantially all of the remaining availability thereunder.
On May 8, 2020, the Company and the requisite lenders under SGI’s revolving credit facility entered into the Credit Agreement Amendment that, among other things, implements a financial covenant relief period through the end of the “Covenant Relief Period”, as a result of which SGI is not required to maintain compliance with the consolidated net first lien leverage ratio covenant during the Covenant Relief Period, imposes a minimum liquidity requirement (excluding SciPlay) of at least $275 million during the Covenant Relief Period, and further restricts our ability to incur indebtedness and liens, make restricted payments and investments and prepay junior indebtedness during the Covenant Relief Period, subject to certain exceptions and further subject in some instances to maintaining minimum liquidity (excluding SciPlay) of at least $400 million. The Covenant Relief Period was extended for an additional three quarters on October 8, 2020 when SGC and the requisite lenders under SGI’s revolving credit facility entered into the Credit Agreement Extension Amendment. See Note 1 for additional details regarding the Credit Agreement Amendment and Credit Agreement Extension Amendment.
On July 1, 2020, we completed the issuance of $550 million in aggregate principal amount of 8.625% senior unsecured notes due 2025 in a private offering and on July 17, 2020 we redeemed all $341 million of our outstanding 2021 Notes (see above and Note 11).
On October 9, 2020, we made a voluntary payment of $100 million against the balance drawn on the revolving credit facility.
Total cash held by our foreign subsidiaries was $154 million and $112 million as of September 30, 2020 and December 31, 2019, respectively. We believe that substantially all cash held outside the U.S. is free from legal encumbrances or similar restrictions that would prevent it from being available to meet our global liquidity needs.
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
In addition, Lottery customers in the U.S. generally require service providers to provide performance bonds in connection with the relevant contract. As of September 30, 2020 our outstanding performance bonds totaled $251 million. Our ability to obtain performance bonds on commercially reasonable terms is subject to our financial condition and to prevailing market conditions, which may be impacted by economic and political events. Although we have not experienced difficulty in obtaining such bonds to date, we cannot assure that we will continue to be able to obtain performance bonds on commercially reasonable terms, or at all. For additional information regarding our surety or performance bonds in connection with our contracts, see “Risk Factors” under Part II, Item 1A in this Quarterly Report on Form 10-Q and under Part I, Item 1A in our 2019 10-K.
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
Cash Flow Summary

	Nine Months Ended September 30,		Variance
($ in millions)	2020	2019	2020 vs. 2019
Net cash provided by operating activities	$312	$403	$(91)
Net cash used in investing activities	(134)	(190)	56
Net cash provided by (used in) financing activities	587	(11)	598
Effect of exchange rate changes on cash, cash equivalents and restricted cash	1	(1)	2
Increase in cash, cash equivalents and restricted cash	$766	$201	$565

Cash Flows from Operating Activities

	Nine Months Ended September 30,		Variance
($ in millions)	2020	2019	2020 vs. 2019
Net loss	$(464)	$(81)	$(383)
Adjustments to reconcile net loss to cash provided by operating activities	665	597	68
Changes in working capital accounts, net of effects of acquisitions	101	(120)	221
Changes in deferred income taxes and other	10	7	3
Net cash provided by operating activities decreased primarily due to a $315 million decrease in earnings (after adjustments to reconcile net loss to cash flows from operations) due to the impacts of the COVID-19 disruptions, which was partially offset by a $224 million favorable change in working capital accounts and other. Changes in working capital accounts for the nine months ended September 30, 2020 were primarily driven by lower billings after the closures as a result of the COVID-19 pandemic, collections on pre-COVID-19 receivables and disciplined cash flow management in conjunction with our efforts to reduce operating costs, achieve better vendor terms and preserve liquidity.
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
Cash Flows from Financing Activities
Net cash provided by financing activities increased primarily due to the second quarter 2020 $480 million draw on SGI’s revolving credit facility, while the prior year comparable period included $342 million in proceeds from the sale of SciPlay common stock, which were partially offset by $253 million in net payments on long-term debt and $23 million in debt issuance, deferred financing and offering costs. Additionally, in the third quarter 2020, we received net proceeds of $543 million from the issuance of 2025 Senior Unsecured Notes partially offset by $1 million in debt issuance and offering costs and $341 million in net payments for the redemption of the 2021 Notes.
Credit Agreement and Other Debt
For additional information regarding our credit agreement and other debt, interest rate risk and interest rate hedging instruments, see Notes 15 and 16 and Item 7A “Quantitative and Qualitative Disclosures About Market Risk” in our 2019 10-K and Item 3 below.
Off-Balance Sheet Arrangements
As of September 30, 2020, we did not have any significant off-balance sheet arrangements.
Contractual Obligations
Other than the private offering of $550 million of 2025 Unsecured Notes and redemption of the 2021 Notes that occurred during the three months ended September 30, 2020, (see Note 11) there have been no material changes to our contractual obligations disclosed under Item 7 “Management’s Discussion and Analysis of Financial Condition and Results of Operations — Liquidity, Capital Resources and Working Capital — Contractual Obligations” in our 2019 10-K.

Item 3. Quantitative and Qualitative Disclosures about Market Risk
    Market risk is the risk of loss arising from adverse changes in market rates and prices, such as interest rates, foreign exchange rates and commodity prices. The following are our primary exposures to market risks:
Interest Rate Risk
As of September 30, 2020, the face value of long term debt was $9,487 million, including $4,705 million of variable-rate obligations. Assuming a constant outstanding balance for our variable-rate long term debt, a hypothetical 1% change in interest rates would decrease/increase interest expense by approximately $47 million. All of our interest rate sensitive financial instruments are held for other than trading purposes.
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
As of September 30, 2020, if these cross-currency interest rate swap agreements were ineffective, the fluctuations in the exchange rates between the Euro and the U.S. Dollar would impact the amount of U.S. Dollars that we would require to settle the Euro-denominated debt at maturity of these agreements. A hypothetical 10% change in the U.S. Dollar in comparison to the Euro exchange rate upon inception of the cross-currency interest rate swap would have increased/decreased our obligation to cash settle the exchanged principal portion in U.S. Dollars by approximately $46 million.

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
Fluctuations in the exchange rates between the Euro and the U.S. Dollar will impact the amount of U.S. Dollars that we will require to settle the 2026 Secured Euro Notes and 2026 Unsecured Euro Notes at maturity. A hypothetical 10% change in U.S. Dollar in comparison to the Euro as of September 30, 2020, would have increased/decreased our obligation to cash settle the principal portion of the 2026 Secured and Unsecured Euro Notes in U.S. Dollars by approximately $67 million.
For additional information regarding interest rate swap contracts, cross-currency interest rate swaps and net investment non-derivative hedges, see Note 12.

Item 4. Controls and Procedures
Under the supervision and with the participation of our management, including the Chief Executive Officer and Chief Financial Officer, we have evaluated the effectiveness of our disclosure controls and procedures as required by Exchange Act Rule 13a-15(b) as of the end of the period covered by this report. Based on that evaluation, the Chief Executive Officer and Chief Financial Officer have concluded that these disclosure controls and procedures are effective as of September 30, 2020.
There were no changes in our internal control over financial reporting during the three months ended September 30, 2020 that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

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
The outbreak of COVID-19 and the resulting unfavorable economic conditions have also impacted, and could continue to impact, the ability of our customers to make timely payments to us. These unfavorable conditions have caused, and could continue to or may cause, some of our Gaming and Lottery customers to temporarily close gaming venues and lottery operations, decrease spending on marketing of or purchases of Lottery products or declare bankruptcy, which would adversely affect our business. In recent years, our Gaming business has expanded the use of extended payment term financing for gaming machine purchases, and we expect to continue to provide a higher level of extended payment term financing in this business until demand from our customers for such financings abates or our business model changes. These arrangements may increase our collection risk, and if customers are not able to pay us, whether as a result of financial difficulties, bankruptcy or otherwise, we may incur provisions for bad debt related to our inability to collect certain receivables. In addition, both extended payment term financing and operating leases result in a delay in our receipt of cash, which reduces our cash balance, liquidity and financial flexibility to respond to changing economic events. We have also seen a negative impact on future demand of certain Gaming products as a result of COVID-19, which has resulted and could continue to result in material inventory charges, which could increase our cost of products and decrease our gross margin. During the three and nine months ended September 30, 2020, we recorded $15 million and $45 million, respectively, in charges related to inventory in our Gaming business segment. The recent outbreak also resulted in significant volatility in both the credit and equity markets, potentially leading to an economic downturn. The difficulty or inability of our customers to generate or obtain adequate levels of capital to finance their ongoing operations may reduce their ability to purchase our products and services. In our Lottery business, we believe that difficult economic conditions have contributed, or may contribute, to reductions in spending on marketing by our customers and, in certain instances, less favorable terms under our contracts, as many of our customers face budget shortfalls and seek to cut costs. In our Digital business, the suspension or cancellation of sporting events which has and could continue to negatively impact the financial condition of our sportsbook customers, their ability to purchase development and other services, their risk of payment default, or their spending levels as they seek to reduce costs, each of which could negatively impact our Digital business revenue. In addition, suppliers to our Digital business may suffer financial difficulties and may not be able to offer their services and products, which could restrict the provision of our services and negatively impact our business, results of operations, cash flows or financial condition.
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
Furthermore, this outbreak of COVID-19 has caused, and may continue to cause us and certain of our suppliers, to implement temporary adjustment of work schemes allowing employees to work from home and collaborate remotely. We have taken measures to monitor and reduce the impact of the outbreak, including putting in place a global crisis monitoring team, protocols for responding when employees are infected and enhanced cleaning procedures at all sites, but we cannot assure these will be sufficient to mitigate the risks faced by our and our partners’ work forces. We have also taken measures to reduce operating costs and ensure liquidity given the uncertain impact of COVID-19 on revenue, deferred all non-critical capital expenditures, have implemented a number of employee-related actions and are actively considering further actions. However, we have experienced and may still experience lower work efficiency and productivity, which may adversely affect our service quality, and our business operations have been and could be disrupted if and/or when any of our employees has been or is suspected of infection, since this has and may cause our employees to be quarantined and/or our offices to be temporarily shut down. We will continue to incur costs for our operations, and our revenues during this period are difficult to predict. As a result of any of the above developments, our business, results of operations, cash flows or financial condition for the full fiscal year of 2020, have been and will continue to be adversely affected by the COVID-19 outbreak. The extent to which this outbreak impacts our results of operations, cash flows and financial condition will depend on future developments, which are highly uncertain and unpredictable, including new information which may emerge concerning the severity and duration of this outbreak and the actions taken by governmental authorities and us to contain it or treat its impact. For more information on the impact of COVID-19 pandemic on each of our business segments and measures taken by us in response to COVID-19, see section captioned “Recent Events- Impact of COVID-19” in Item 2. “Management’s Discussion and Analysis of Financial Condition and Results of Operations.”
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
Unfavorable economic conditions have also impacted, and could continue to impact, the ability of our Gaming customers to make timely payments to us. These conditions, and the concentration of certain outstanding Gaming segment receivables, may increase our collection risks and materially impact our estimate of receivables allowance for credit losses. We increased our allowance for credit losses by $1 million and $41 million for the three and nine months ended September 30, 2020, respectively. In addition, unfavorable economic conditions have caused, and could continue to cause, some of our Gaming customers to temporarily close gaming venues or ultimately declare bankruptcy, which would adversely affect our business. In recent years, our Gaming business has expanded the use of extended payment term financing for gaming machine purchases, and we expect to continue to provide a higher level of extended payment term financing in this business until demand from our customers for such financings abates or our business model changes. These financing arrangements may increase our collection risk, and if customers are not able to pay us, whether as a result of financial difficulties, bankruptcy or otherwise, we may incur provisions for bad debt related to our inability to collect certain receivables. In addition, both extended payment term financing and operating leases result in a delay in our receipt of cash, which reduces our cash balance, liquidity and financial flexibility to respond to changing economic events. Unfavorable economic conditions may also result in volatility in the credit and equity markets. The difficulty or inability of our customers to generate or obtain adequate levels of capital to finance their ongoing operations may reduce their ability to purchase our products and services. Refer to Note 6 for international locations with significant concentrations of our receivables with terms longer than one year.
In our Lottery business, we believe that difficult economic conditions have contributed, or may contribute, to reductions in spending on marketing by our customers and, in certain instances, less favorable terms under our contracts, as many of our customers face budget shortfalls and seek to cut costs.
In our Digital business based on a Participation model, our revenue is largely driven by disposable incomes and level of player activity. Unfavorable economic conditions has reduced and may continue to reduce the disposable incomes of end users consuming the services, which could negatively impact revenues for the Digital business. The outbreak of COVID-19 has resulted in the suspension or cancellation of sporting events which has and could continue to negatively impact the financial condition of our sportsbook customers, their ability to purchase development and other services, their risk of payment default, or their spending levels as they seek to reduce costs, each of which could negatively impact our Digital business revenue. In addition, suppliers to our Digital business may suffer financial difficulties and may not be able to offer their services and products, which could restrict the provision of our services and negatively impact our revenues. Various gambling regulators have implemented additional responsible and safer gambling measures relating to our Digital casino business as a result of the COVID-19 outbreak, including the implementation of bet limits, spin speeds, deposit limits and bonusing, which could negatively impact on our revenues, particularly if additional gambling regulators follow suit.
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

Demand for our Gaming products and services is driven by the replacement of existing gaming machines in existing casinos, the establishment of new jurisdictions, the opening of additional casinos in existing jurisdictions and the expansion of existing casinos. Slow growth or declines in the replacement cycle of gaming machines have reduced and will continue to reduce the demand for our products and negatively impact our results of operations, cash flows and financial condition, and have resulted and could continue to result in material inventory charges, which could increase our cost of products and decrease our gross margin. We recorded charges related to inventory of $15 million and $45 million in the three and nine months ended September 30, 2020, respectively, in our Gaming business segment primarily due to the COVID-19 disruption impacting future demand combined with a reassessment of our Gaming product strategy.
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
We cannot assure that our current contracts will be extended or that we will be awarded new contracts as a result of competitive bidding processes or otherwise in the future. In addition, it is common for competitors to protest the award of Lottery contracts to us. For example, there is a pending third-party protest against the renewal of the LNS concession to operate the Italian instant games lottery. Such protests could delay or prevent our ability to enter into a new contract. In addition, the recent outbreak of COVID-19 has caused some lotteries to delay the competitive bidding process, which in turn has delayed awards of new contracts. The termination, expiration or failure to renew one or more of our contracts could cause us to lose substantial revenue, which could have an adverse effect on our ability to win or renew other contracts or pursue growth initiatives. We cannot assure that new or renewed contracts will contain terms that are as favorable as our current terms or will contemplate the same scope of products and services as our current contracts, and any less favorable contract terms or diminution in scope could negatively impact our results of operations, cash flows and financial condition. For example, we are currently in negotiations with the Pennsylvania Lottery, our largest Lottery customer, on both the Lottery Systems and Instant Products – Participation SGEP contracts, and we cannot assure that these contracts will be renewed or will be renewed with terms that are as favorable as our current terms; the termination or renewal on less favorable terms could negatively impact our results of operations, cash flows and financial condition. For additional information regarding the potential expiration dates of certain of our more significant Lottery contracts, see the table in “Lottery Segment” in Part I, Item 1 of our Annual Report on Form 10-K.

We are also required by certain of our customers to provide surety or performance bonds in connection with our contracts. As of September 30, 2020, we had $251 million of outstanding performance bonds. We cannot assure that we will continue to be able to obtain surety or performance bonds on commercially reasonable terms or at all. Our inability to provide such bonds would materially and adversely affect our ability to renew existing, or obtain new, Lottery contracts.
A substantial portion of our Gaming revenue depends on repeat customers. In certain regions, our business may be concentrated with a small number of customers, such as our U.K. LBO business. We cannot assure that our current contracts will be extended or that we will be awarded new contracts.
Given the increased competition in the sports wagering landscape in the U.S., it is crucial that we remain innovative in this field in order to preserve our first-mover advantage, maintain current contracts and gain new contracts.
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
We review our amortizable intangible assets for impairment when events or changes in circumstances indicate the carrying value may not be recoverable. We test goodwill and other indefinite-lived intangible assets for impairment at least annually. Factors that may indicate a change in circumstances, such that the carrying value of our goodwill, amortizable intangible assets or other non-amortizing assets may not be recoverable, include a decline in our stock price and market capitalization, reduced future cash flow estimates, and slower growth rates in industry segments in which we participate. We may be required to record a significant charge in our consolidated financial statements during the period in which any impairment of our goodwill or intangible assets is determined, which would negatively affect our results of operations. For example, during the first quarter of 2020 we recorded a charge of $54 million, in 2016 we recorded a charge of $69 million and in 2015 we recorded charges of $935 million and $68 million for the impairment of goodwill. In light of the COVID-19 pandemic and the resulting unfavorable social, political, economic and financial conditions, during the first quarter of 2020 we performed an interim goodwill impairment assessment, which resulted in a $54 million goodwill impairment charge for our legacy U.K. Gaming reporting unit further discussed below. For all of our reporting units, we concluded that as of September 30, 2020 it was not more likely than not that the fair value of these reporting units is below their carrying values and that the COVID-19 disruptions do not trigger an impairment. However, this could change in the future depending on prevailing conditions that could result in additional impairment charges. For more information on the assessment and the goodwill impairment charge, see section captioned “Goodwill Impairment Assessment Update- COVID-19 Impact” in Item 2. “Management’s Discussion and Analysis of Financial Condition and Results of Operations” and Note 8.
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
We believe there to be an elevated risk of goodwill impairment for the unimpaired Gaming segment reporting units if the adverse impact of the COVID-19 disruptions or overall recovery of the casino industry globally sustains over an extended period of time. The remaining goodwill balance for our legacy U.K. Gaming reporting unit as of September 30, 2020 was $119 million. Any future adverse changes in projections for future operating results or other key assumptions, such as projected revenue, profit margin, capital expenditures or cash flows associated with investments included in our estimation of fair value for our legacy U.K. Gaming reporting unit could lead to additional future goodwill impairments, which could be material.
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
In our Digital sports business, we rely on providers of third party sports data feeds. The outbreak of COVID-19 has resulted in the suspension or cancellation of a number of sporting events which has and could continue to negatively impact the financial condition of our sportsbook customers, their ability to purchase development and other services, their risk of payment default, or their spending levels as they seek to reduce costs, each of which could negatively impact our Digital business revenue.
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
We are a highly leveraged company. As of December 31, 2019 and September 30, 2020, we had total indebtedness of $8,725 million and $9,378 million, respectively, consisting primarily of borrowings under our credit agreement, and Senior

Notes, net of unamortized discounts and deferred financing costs. As of September 30, 2020, our total available liquidity (excluding our SciPlay business segment) was $838 million, which included $3 million of undrawn availability under SGI’s revolving credit facility. On July 1, 2020, we completed the issuance of $550 million in aggregate principal amount of 2025 Unsecured Notes and on July 17, 2020 we redeemed all $341 million of our 2021 Notes (see Note 11).
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
On May 8, 2020, the Company and the requisite lenders under SGI’s revolving credit facility entered into the Credit Agreement Amendment that, among other things, imposes a minimum liquidity requirement (excluding SciPlay) of at least $275 million during the Covenant Relief Period and further restricts our ability to incur indebtedness and liens, make restricted payments and investments and prepay junior indebtedness during the Covenant Relief Period, subject to certain exceptions and further subject, in some instances, to maintaining minimum liquidity (excluding SciPlay) of at least $400 million. The Covenant Relief Period was extended for an additional three quarters on October 8, 2020 when SGC and the requisite lenders under SGI’s revolving credit facility entered into the Credit Agreement Extension Amendment. See Note 1 for additional details regarding the Credit Agreement Amendment and Credit Agreement Extension Amendment. Therefore, even if we do have liquidity available to support our current cash needs, we may not be able to access that liquidity while still remaining in compliance with the minimum liquidity covenant. We cannot assure that we will be granted waivers or amendments to the minimum liquidity covenant, or will be able to obtain additional liquidity to cure such a violation, if for any reason we are unable to comply with that obligation.

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
We are required to make scheduled payments of principal on the term loans borrowed under our credit agreement, and our credit agreement requires that a portion of our excess cash flow be applied to prepay amounts borrowed under our credit agreement. We are also required to repay the entire principal amount of our Senior Notes at their maturity (see Note 11). We have also, from time to time, repurchased or otherwise retired or refinanced our debt, through our subsidiaries or otherwise and may continue to do so in the future. Such activities, if any, will depend on prevailing market conditions, contractual restrictions and other factors, and the amounts involved may or may not be material. If we need to refinance all or part of our indebtedness at or before maturity, we cannot assure that we will be able to obtain new financing or to refinance any of our indebtedness on commercially reasonable terms or at all, especially under the current unfavorable economic conditions and uncertainties as a result of the COVID-19 pandemic.
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
Agreements governing our indebtedness, including our credit agreement and the SciPlay Revolver and the indentures governing our Senior Notes, impose, and future financing agreements are likely to impose, operating and financial restrictions on our activities that may adversely affect our ability to finance future operations or capital needs or to engage in new business activities. Subject to certain exceptions, our credit facilities and/or indentures restrict our ability to, among other things:

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
In addition, prior to the Credit Agreement Amendment and the Credit Agreement Extension Agreement, the SGI credit agreement contained a covenant that was tested at the end of each fiscal quarter and required us to not exceed a maximum consolidated net first lien leverage ratio of 5.00x Consolidated EBITDA (as defined in the credit agreement), with this ratio stepping down to 4.75x beginning with the fiscal quarter ending December 31, 2020 and 4.50x beginning with the fiscal quarter ending December 31, 2021. On May 8, 2020, SGC and the requisite lenders entered into the Credit Agreement Amendment to (a) implement a financial covenant relief period through the “Covenant Relief Period”, as a result of which SGI is not required to maintain compliance with the consolidated net first lien leverage ratio covenant during the Covenant Relief Period, (b) reset the consolidated net first lien leverage ratio covenant following the Covenant Relief Period, (c) impose a minimum liquidity requirement (excluding SciPlay) of at least $275 million during the Covenant Relief Period, (d) further restrict our ability to incur indebtedness and liens, make restricted payments and investments and prepay junior indebtedness during the Covenant Relief Period, subject to certain exceptions and further subject in some instances to maintaining minimum liquidity (excluding SciPlay) of at least $400 million and (e) establish a LIBOR floor of 0.500% on borrowings under the revolving credit facility during the Covenant Relief Period. The revised consolidated net first lien leverage ratio will be 6.00x Consolidated EBITDA beginning with the fiscal quarter ending June 30, 2021, stepping down as follows (1) 5.75x beginning with the fourth quarter of 2021, (2) 5.25x beginning with the second quarter of 2022, (3) 4.75x beginning with the fourth quarter of 2022 and (4) 4.50x beginning with the second quarter of 2023 and thereafter. The revised consolidated net first lien leverage ratio will be based on Consolidated EBITDA (as defined in the Credit Agreement Amendment) as follows: (1) for the testing period ending June 30, 2021, Consolidated EBITDA for the fiscal quarter ending June 30, 2021 multiplied by 4, (2) for the testing period ending September 30, 2021, Consolidated EBITDA for the fiscal quarters ending June 30, 2021 and September 30, 2021 multiplied by 2, (3) for the testing period ending December 31, 2021, Consolidated EBITDA for the fiscal quarters ending June 30, 2021, September 30, 2021 and December 31, 2021 multiplied by 4/3 and (4) for all subsequent testing periods, Consolidated EBITDA for the previous twelve months including the quarter for the which the test is performed.
On October 8, 2020, SGC and the requisite lenders under SGI’s revolving credit facility entered into the Credit Agreement Extension Amendment to extend the Covenant Relief Period for an additional three quarters. The revised consolidated net first lien leverage ratio will be 6.00x Consolidated EBITDA beginning with the fiscal quarter ending March 31, 2022, stepping down as follows: (1) 5.75x beginning with the third quarter of 2022, (2) 5.25x beginning with the first quarter of 2023, (3) 4.75x beginning with the third quarter of 2023 and (4) 4.50x beginning with the first quarter of 2024 and thereafter. The revised consolidated net first lien leverage ratio is based on Consolidated EBITDA (as defined in the Credit Agreement Extension Amendment) as follows: (1) for the testing period ending March 31, 2022, Consolidated EBITDA for the fiscal quarter ending March 31, 2022 multiplied by 4, (2) for the testing period ending June 30, 2022, Consolidated EBITDA for the fiscal quarters ending March 31, 2022 and June 30, 2022 multiplied by 2, (3) for the testing period ending September 30, 2022, Consolidated EBITDA for the fiscal quarters ending March 31, 2022, June 30, 2022 and September 30, 2022 multiplied by 4/3 and (4) for all subsequent testing periods, Consolidated EBITDA for the previous twelve months including the quarter for the which the test is performed. Under the SciPlay Revolver, SciPlay is required to maintain a maximum total net leverage ratio not to exceed 2.50x and maintain a minimum fixed charge coverage ratio of no less than 4.00x. Future financing arrangements may impose similar requirements.
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
Changes in tax laws or tax rulings, or the examination of our tax positions, including in light of recent stockholder transactions, could materially affect our financial condition and results of operations.

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
Certain of our U.S. federal, state, and foreign tax attributes may be subject to annual limitations under Internal Revenue Code Section 382 (“Section 382”) (or comparable provisions of state or foreign law) in the event that certain changes in ownership were to occur. Tax attributes that exceed the Section 382 limitation in any year continue to be allowed as carry forwards until they expire and can be used to offset taxable income for years within the carryover period subject to the limitation in each year. Given the Company’s significant U.S. tax attributes, we continuously monitor potential ownership changes under Section 382 and are currently assessing whether we experienced a Section 382 ownership change as a result of recent stockholder transactions. In the event that we determine that ownership changes create a Section 382 limitation, we do not believe that the limitation would cause tax attributes to expire unutilized based on current law.

Item 2. Unregistered Sales of Equity Securities and Use of Proceeds
There was no stock repurchase activity during the three months ended September 30, 2020.

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

10.1
Scientific Games Corporation Change in Control Protection Plan, adopted as of August 25, 2020 (incorporated by reference to 10.1 to Scientific Games Corporation’s Current Report on Form 8-K filed on August 25, 2020).*

10.2	Letter Agreement, dated as of September 11, 2020, by and between Scientific Games Corporation and MacAndrews and Forbes Incorporated.(†)

10.3	Letter Agreement, dated as of September 11, 2020, by and between Scientific Games Corporation and Pivot Buyer LLC.(†)

10.4
Consulting Agreement, entered into as of July 1, 2020, by and between Scientific Games Corporation and Michael Quartieri. (incorporated by reference to Exhibit 10.5 to Scientific Games Corporation’s Quarterly Report on Form 10-Q filed on July 23, 2020).*

10.5	Amendment to Employment Agreement, dated as of July 30, 2020, by and between Scientific Games Corporation and James Sottile.*(†)

10.6	Amendment to Employment Agreement, dated as of July 24, 2020, by and between Scientific Games Corporation and Matthew Wilson.*(†)

10.7	Consulting Agreement, entered into as of July 3, 2019, by and between Scientific Games Corporation and Antonia Korsanos.*(†)

10.8	Amended and Restated Consulting Agreement, entered into as of August 20, 2019, by and between Scientific Games Corporation and Antonia Korsanos.*(†)

10.9	Amendment to Consulting Agreement, dated as of March 26, 2020, by and between Scientific Games Corporation and Antonia Korsanos.*(†)

10.10	Amendment to Consulting Agreement, dated as of June 30, 2020, by and between Scientific Games Corporation and Antonia Korsanos.*(†)

10.11	Amended and Restated Consulting Agreement, dated as of October 1, 2020, by and between Scientific Games Corporation and Antonia Korsanos.*(†)

10.12	Consulting Agreement, entered into as of May 16, 2019, by and between Scientific Games Corporation and Jamie Odell.*(†)

10.13	Amendment to Consulting Agreement, dated as of March 26, 2020, by and between Scientific Games Corporation and Jamie Odell.*(†)

10.14	Amendment to Consulting Agreement, dated as of June 30, 2020, by and between Scientific Games Corporation and Jamie Odell.*(†)

10.15	Amended and Restated Consulting Agreement, dated as of October 1, 2020, by and between Scientific Games Corporation and Jamie Odell.*(†)

10.16
Amendment No. 7, dated as of October 8, 2020, among Scientific Games International, Inc., as the borrower, Scientific Games Corporation, as a guarantor, the several banks and other financial institutions or entities from time to time party thereto and Bank of America, N.A., as administrative agent, collateral agent, issuing lender and swingline lender, which amended and restated the Credit Agreement, dated as of October 18, 2013 (as amended, supplemented, amended and restated or otherwise modified from time to time, including without limitation, by that certain Amendment No. 1, dated as of October 1, 2014, Amendment No. 2, dated as of February 14, 2017, Amendment No. 3, dated as of August 14, 2017, Amendment No. 4, dated as of February 14, 2018, Amendment No. 5, dated as of November 20, 2019, and Amendment No. 6, dated as of May 8, 2020) (incorporated by reference to Exhibit 10.1 to Scientific Games Corporation’s Current Report on Form 8-K filed on October 8, 2020).

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

SCIENTIFIC GAMES CORPORATION
(Registrant)

		By:	/s/ Michael C. Eklund
		Name:	Michael C. Eklund
		Title:	Executive Vice President, Chief Financial Officer, Treasurer and Corporate Secretary

		By:	/s/ Michael F. Winterscheidt
		Name:	Michael F. Winterscheidt
		Title:	Senior Vice President and Chief Accounting Officer
Dated:	November 4, 2020