Form 10-K
period 2020-12-31
SCIENTIFIC GAMES CORP
filed 2021-03-01
CIK 750004

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
WASHINGTON, D.C. 20549
FORM 10-K
☒ ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the fiscal year ended: December 31, 2020
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
If an emerging growth company, indicate by check mark if the registrant has elected not to use the extended transition period for complying with any new or revised financial accounting standards provided pursuant to Section 13(a) of the Exchange Act. ☐
Indicate by check mark whether the registrant has filed a report on and attestation to its management’s assessment of the effectiveness of its internal control over financial reporting under Section 404(b) of the Sarbanes-Oxley Act (15 U.S.C. 7262(b)) by the registered public accounting firm that prepared or issued its audit report. ☒
Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Act). Yes ☐   No ☒
As of June 30, 2020, the market value of voting and non-voting common equity held by non-affiliates of the registrant was $877,187,305(1).
Common shares outstanding as of February 23, 2021 were 95,389,898.
DOCUMENTS INCORPORATED BY REFERENCE
Portions of the registrant’s proxy statement relating to the 2021 annual meeting of stockholders are incorporated by reference in Part III. The proxy statement will be filed with the Securities and Exchange Commission no later than 120 days after the conclusion of the registrant’s fiscal year ended December 31, 2020.

(1) For this purpose only, “non-affiliates” excludes directors and executive officers.

Glossary of Terms
The following terms or acronyms used in this Form 10-K are defined below:
Term or Acronym	Definition
2021 Notes	6.625% senior subordinated notes due 2021 issued by SGI
2025 Secured Notes	5.000% senior secured notes due 2025 issued by SGI
2026 Secured Euro Notes	3.375% senior secured notes due 2026 issued by SGI
2026 Unsecured Euro Notes	5.500% senior unsecured notes due 2026 issued by SGI
2022 Unsecured Notes	10.000% senior unsecured notes due 2022 issued by SGI
2025 Unsecured Notes	8.625% senior unsecured notes due 2025 issued by SGI
2026 Unsecured Notes	8.250% senior unsecured notes due 2026 issued by SGI
2028 Unsecured Notes	7.000% senior unsecured notes due 2028 issued by SGI
2029 Unsecured Notes	7.250% senior unsecured notes due 2029 issued by SGI
AEBITDA	Adjusted EBITDA, our performance measure of profit or loss for our business segments
ASC	Accounting Standards Codification
ASU	Accounting Standards Update
Bally	Bally Technologies, Inc.
CMS	casino-management system
Coin-in	the amount wagered
COVID-19	Coronavirus disease first identified in 2019 (declared a pandemic by the World Health Organization on March 11, 2020)
CSG	Beijing CITIC Scientific Games Technology Co., Ltd.
D&A	depreciation, amortization and impairments (excluding goodwill)
ERP	enterprise resource planning
ESPP	employee stock purchase plan
ETS	electronic table system
Exchange Act	Securities Exchange Act of 1934, as amended
FASB	Financial Accounting Standards Board
GDPR	General Data Protection Regulation
GLB	Beijing Guard Libang Technology Co., Ltd.
Hellenic Lotteries	Hellenic Lotteries S.A.
KPIs	Key Performance Indicators
LAP	local-area progressive
LBO	licensed betting office
LIBOR	London Interbank Offered Rate
LNS	Lotterie Nazionali S.r.l.
Net win	Coin-in less payouts
Northstar New Jersey	Northstar New Jersey Lottery Group, LLC
Note	a note in the Notes to Consolidated Financial Statements in this Annual Report on Form 10-K, unless otherwise indicated
NOL	net operating loss
Participation	with respect to our Gaming business, refers to gaming machines provided to customers through service or leasing arrangements in which we earn revenues and are paid based on: (1) a percentage of the amount wagered less payouts; (2) fixed daily-fees; (3) a percentage of the amount wagered; or (4) a combination of (2) and (3), and with respect to our Lottery business, refers to a contract or arrangement in which we earn revenues and are paid based on a percentage of retail sales
PASPA	Professional and Amateur Sports Protection Act
PMA	private management agreement
POS	percentage of retail sales
PPU	price-per-unit
PTG	proprietary table games
R&D	research and development
RCN	Roberts Communications Network, LLC
RFP	request for proposal
RMG	real-money gaming
RSU	restricted stock unit
SciPlay	SciPlay Corporation, formerly referred to as our Social business segment
SEC	Securities and Exchange Commission

Secured Notes	refers to the 2025 Secured Notes and 2026 Secured Euro Notes, collectively
Securities Act	Securities Act of 1933, as amended
Senior Notes	the Secured Notes and the Unsecured Notes
SciPlay Revolver	$150 million revolving credit facility agreement entered into by SciPlay Holding Company, LLC, a subsidiary of SciPlay Corporation, that matures in May 2024
SG&A	selling, general and administrative
SGC	Scientific Games Corporation
SGEP	Scientific Games Enhanced Partnership
SGI	Scientific Games International, Inc., a wholly-owned subsidiary of SGC
SG Gaming	SG Gaming, Inc. (formerly known as Bally Gaming, Inc.)
Shufflers	various models of automatic card shufflers, deck checkers and roulette chip sorters
Unsecured Notes	refers to the 2026 Unsecured Euro Notes, 2026 Unsecured Notes, 2028 Unsecured Notes and 2029 Unsecured Notes, collectively
U.S. GAAP	accounting principles generally accepted in the U.S.
U.S. jurisdictions	the 50 states in the U.S. plus the District of Columbia, U.S. Virgin Islands and Puerto Rico
VGT	video gaming terminal
VLT	video lottery terminal
WAP	wide-area progressive
WMS	WMS Industries, Inc.

Intellectual Property Rights
All ® notices signify marks registered in the United States. © 2021 Scientific Games Corporation. All Rights Reserved.

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
•risks relating to foreign operations, including anti-corruption laws, fluctuations in currency rates, restrictions on the payment of dividends from earnings, restrictions on the import of products and financial instability, including the potential impact to our business resulting from the continuing uncertainty following the U.K.’s withdrawal from the European Union (“EU”);
•difficulty predicting what impact, if any, new tariffs imposed by and other trade actions taken by the U.S. and foreign jurisdictions could have on our business;
•U.S. and international economic and industry conditions;
•level of our indebtedness, higher interest rates, availability or adequacy of cash flows and liquidity to satisfy indebtedness, other obligations or future cash needs;
•the discontinuation or replacement of LIBOR, which may adversely affect interest rates;
•inability to reduce or refinance our indebtedness;
•restrictions and covenants in debt agreements, including those that could result in acceleration of the maturity of our indebtedness;
•competition;
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
•changes in demand for our products and services;
•inability to benefit from, and risks associated with, strategic equity investments and relationships;
•inability to achieve some or all of the anticipated benefits of SciPlay being a standalone public company;
•dependence on suppliers and manufacturers;
•SciPlay’s dependence on certain key providers;
•ownership changes and consolidation in the gaming industry;
•fluctuations in our results due to seasonality and other factors;
•security and integrity of our products and systems, including the impact of any security breaches or cyber-attacks;
•protection of our intellectual property, inability to license third-party intellectual property and the intellectual property rights of others;
•reliance on or failures in information technology and other systems;
•litigation and other liabilities relating to our business, including litigation and liabilities relating to our contracts and licenses, our products and systems, our employees (including labor disputes), intellectual property, environmental laws and our strategic relationships;

•reliance on technological blocking systems;
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
•expectations of shift to regulated online gaming or sports wagering;
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
•incurrence of restructuring costs;
•goodwill impairment charges including changes in estimates or judgments related to our impairment analysis of goodwill or other intangible assets;
•stock price volatility;
•failure to maintain adequate internal control over financial reporting;
•dependence on key executives
•natural events that disrupt our operations or those of our customers, suppliers or regulators;
•possibility that the 2018 renewal of the LNS concession to operate the Italian instant games lottery is not final (pending appeal against existing court rulings relating to third-party protest against the renewal of the concession); and
•expectations of growth in total consumer spending on social casino gaming.
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
We are a leading developer of technology-based products and services and associated content for the worldwide gaming, lottery, social and digital gaming industries. Our portfolio of revenue-generating activities primarily includes supplying gaming machines and game content, CMSs and table game products and services to licensed gaming entities; providing instant and draw-based lottery products, lottery systems and lottery content and services to lottery operators; providing social casino and other mobile games to retail customers; and providing a comprehensive suite of digital RMG and sports wagering solutions, distribution platforms, content, products and services. We also gain access to technologies and pursue global expansion through strategic acquisitions and equity investments. We report our results of operations in four business segments—Gaming, Lottery, SciPlay and Digital—representing our different products and services.
Strategy
We strive to provide high quality products and services to our customers across all four of our business segments—Gaming, Lottery, SciPlay and Digital. During the third and fourth quarters of 2020 and as more fully described in “Management’s Discussion and Analysis of Financial Condition and Results of Operations - Business Overview”, we reconstituted our board of directors. The reconstituted board of directors has commenced comprehensive review, evaluation and establishment of enhanced strategic and business plans.
To those ends, we are focused on the following strategies:
•Focus on accelerating de-leveraging and improving cash flow from operations — We are actively evaluating all strategic options to accelerate de-leveraging, strengthen our balance sheet and maximize stockholder value. This focus encompasses broad evaluation of our business and product portfolio, current and new markets, prudent fiscal management, working capital management, integrated business planning, and optimization of our supply chain.
•Strengthening a corporate culture and high performance organization— We are creating a culture of high performance organization by building a strong and diverse global team that cultivates open minds and focuses on driving innovation and enabling an efficient and flexible operation that is structured to support our business strategies.
•Drive innovation — We place great emphasis on producing innovative and high-performing Gaming, Lottery, SciPlay and Digital content, products and services that provide differentiated value to our customers. We seek to leverage our expansive content library and portfolio of proprietary and licensed intellectual property, and use our extensive player and customer research in order to bring innovation to our products, services and processes.
Gaming Segment
The gaming industry is characterized by the continuous development of new technologies, products and game content. Gaming products and services are used by a diverse group of gaming operators and U.S. and international lotteries which may offer VLTs and other forms of gaming, such as bingo and sports wagering.
Our products are installed in all of the major regulated U.S. gaming jurisdictions, and in approximately 188 international gaming jurisdictions. Growth of gaming in land-based venues is driven by the opening of new casinos in both new and existing jurisdictions and the expansion of existing casinos. In addition, the land-based gaming supply business is significantly impacted by the rate at which casinos and other gaming operators replace their gaming machines, which depends on a number of factors, including their capital budgets. Virtually all sectors of the gaming industry are impacted by changes in economic conditions that impact players’ disposable incomes.
A substantial portion of our U.K. gaming business benefits from a contract with the large U.K. bookmaker Ladbrokes Coral Group (which was acquired by Entain (formerly GVC Holdings PLC) in March 2018), which represents a significant portion of our U.K. LBO server-based gaming business.
Competition
The gaming machine sector is highly competitive and is characterized by the continuous introduction of new games, gaming machines and related technologies. We compete primarily with Ainsworth Game Technology, Aristocrat Leisure Ltd., (“Aristocrat”), Aruze Gaming America, Inc., Everi Games, Inc., International Game Technology (“IGT”) (a subsidiary of International Game Technology PLC), Inspired Entertainment Inc., Konami Digital Entertainment, Inc. (“Konami”), the Novomatic Group of Companies and PlayAGS, Inc. (“AGS”). Our principal direct competitor in our U.K. LBO business is Inspired Entertainment Inc.
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
Lottery Segment
There are approximately 180 lotteries throughout the world, operated by U.S. and international governmental authorities and their licensees. Governments typically authorize lotteries as a means of generating revenues without imposing additional taxes. Many jurisdictions have come to rely on the proceeds from lottery game sales as a significant source of funding for programs for which net lottery proceeds are designed to fund. Although there are many types of lottery games worldwide, the two principal categories of products offered are draw lottery games and instant lottery products sold both at retail and through internet (iLottery). Currently, 48 U.S. jurisdictions offer instant product lotteries and/or draw lotteries. Lottery operations in international jurisdictions can vary widely depending on the number of new lotteries entering the market, the number of lottery licenses issued within each market and the discontinuance of lotteries and operating licenses.
An instant lottery product is typically played by removing a scratch-off protective coating from a preprinted ticket to reveal if it is a winner. Draw lottery games, such as POWERBALL® and MEGA MILLIONS®, are based on a random selection of a series of numbers, and prizes are generally based on the number of winners who share the prize pool, although set prizes are also offered. Draw lottery games are generally provided through a lottery system in which lottery terminals in retail outlets are continuously connected to a central computer system for the sale and validation of lottery games and related functions. A lottery system may also be used to activate, sell and validate instant lottery products to confirm that a ticket is a winner and prevent duplicate payments. In some jurisdictions, separate instant game validation systems may be installed. Digital versions of these games are also available in many global jurisdictions and sold through mobile/internet systems referred to as iLottery.
Lotteries may offer a range of other games including sports betting, high-frequency monitor games and casino-style games via retail and internet. In the U.S., a number of lotteries offer these high frequency monitor games such as keno, which is typically played every four to five minutes in restricted social settings, such as bars, and is usually offered as an extension of the lottery system.

The table below lists our more significant Lottery contracts as of December 31, 2020, representing approximately 31% of our Lottery revenue. Also included are instant or draw lottery game retail sales (as applicable), if publicly available, for each jurisdiction.

Lottery/Operator	Fiscal 2020 State Instant Game or Lottery Systems Retail Sales (in millions)	Type of Contract	Commencement Date of Current Contract	Expiration Date of Current Contract (before any exercise of remaining renewal options)(1)	Current Renewal Options Remaining
LNS (Italy)	€8,176	Instant Products - PPU	October 2010	September 2028	None
Florida	$5,665	Instant Products - Participation SGEP	October 2019	March 2027	7 years
Camelot (U.K. Lottery)	£3,368	Instant Products - POS	November 2013	January 2023	None
Pennsylvania	$4,596	Lottery Systems	January 2009	September 2021	None
	$3,203	Instant Products - Participation SGEP	August 2007	September 2021	None
Georgia	$3,428	Instant Products - Participation SGEP	September 2003	September 2025	None
(1) Our lottery contracts with U.S. state governmental authorities generally contain termination for convenience clauses, which may be exercised at the election of the state government.

Competition
The instant lottery products market segment is highly competitive and continues to be subject to intense price-based competition. Our principal instant products competitors in the U.S. are IGT and Pollard Banknote Limited. Internationally, a number of instant lottery product vendors compete with us including the competitors noted above and diversified printers in India, China and Latin America. Our principal competitors in the supply of lottery-related licensed games, promotional entertainment and loyalty or rewards programs are Alchemy3 LLC, IGT, Intralot S.A. and Pollard Banknote Limited.
The lottery systems business is also highly competitive and continues to be subject to intense price-based competition. Our principal competitors in this business are IGT and Intralot S.A. We also compete with various suppliers of lottery system components, such as terminals and computer systems, and lottery operators that internally develop their own systems.
As certain countries liberalize gaming regulations, lotteries may expand their scope by offering sports wagering, gaming machines, interactive gaming or other forms of gaming, which may introduce new suppliers that compete with us for lottery customers. In some jurisdictions, the liberalization of gaming regulations has included the privatization or outsourcing of all or a portion of the lottery operations via a competitive bidding process to a lottery operator or a license holder. We believe Camelot Group plc, IGT, Intralot, S.A. and the Sazka Group to be among those competitors operators who may also bid on such opportunities. These operators in most cases are customers we serve as a supplier and could also be partners or competitors when we participate as an operator.
SciPlay Segment
Our SciPlay business segment is a leading developer and publisher of digital games on mobile and web platforms. SciPlay operates in the social gaming market, which is characterized by gameplay online, on mobile phones or on tablets that are social and competitive, and self-directed in pace and session length. Our SciPlay business segment includes social gaming where we generate substantially all of our revenue from the sale of virtual coins, chips or bingo cards (“coins, chips and cards”), which players can use to play slot games, table games or bingo games. Once obtained, coins, chips and cards (either free or purchased) cannot be redeemed for cash nor exchanged for anything other than game play within our apps. SciPlay currently offers seven core games, including social casino games Jackpot Party® Casino, Gold Fish® Casino, Hot Shot Casino® and Quick Hit® Slots, and casual games MONOPOLY Slots, Bingo Showdown®, 88 Fortunes® Slots, and recently added a solitaire social game targeted toward casual game players as a part of the Come2Play acquisition on various platforms referenced herein. See Note 9 for further information regarding the Come2Play acquisition. SciPlay’s social casino games typically include slots-style game play and occasionally include table games-style game play, while SciPlay’s casual games blend slots-style or bingo game play with adventure game features. All of SciPlay’s games are offered and played across multiple platforms, including Apple, Google, Facebook and Amazon, with some games available on Microsoft and other web and mobile platforms. In addition to SciPlay’s internally created game content, SciPlay’s content library includes recognizable, real-world slot and table games content from Scientific Games. This content allows players who like playing land-based slot machines to enjoy some of those same titles in our free-to-play games. SciPlay has access to Scientific Games' library of more than 1,500 iconic casino titles, including titles and content from third-party licensed brands such as MONOPOLY™, JAMES BOND™, THE FLINTSTONES™, MICHAEL JACKSON™, and PLAYBOY™. SciPlay’s access to this content, coupled with our years of experience developing in-house content, uniquely positions SciPlay to create compelling social games.
A number of trends and opportunities are driving significant changes in digital gaming, which we believe are causing growth in the casual games market and providing opportunities for SciPlay to grow our social casino games and expand into other areas of the casual games market, such as:

•Digital gaming is an engaging form of entertainment;
•Mobile devices are a leading medium to consume content such as games;
•Increasing number of players with the emergence of casual games;
•Scale is increasingly strategic in order to succeed in mobile gaming;
•Social casino gaming is an attractive market within digital gaming; and
•Additional market opportunities within the broader mobile gaming landscape.
Competition
Our SciPlay business segment faces significant competition in all aspects of its business. SciPlay’s primary social casino game competitors include Playtika, Product Madness/Big Fish Games (subsidiaries of Aristocrat), Zynga Inc., DoubleU Games/Double Down Interactive, GSN/Bash Gaming and Huuuge Games. SciPlay’s competitors in the broader social game market include Glu Mobile, Activision Blizzard, Electronic Arts, Kabam, Rovio and Tencent Holdings. On the broadest scale, SciPlay competes for the leisure time, attention and discretionary spending of players versus other forms of online entertainment, including social media, reading and other video games on the basis of a number of factors, including quality of player experience, brand awareness and reputation and access to distribution channels.
Digital Segment
Our Digital business segment provides highly customizable software design, development, licensing, maintenance and support services from a comprehensive suite of technology solutions. Our interactive casino solutions allow interactive casino operators to utilize our distribution platform, including full gaming process support services, brand and player management services, and iLottery and RMG offerings through our remote gaming servers. Our sports betting services enable our customers to operate sports books, including betting markets across both fixed-odds and pari-mutuel betting styles, a distribution platform, full gaming process support services, and brand and player management.
Competition
In our Digital gaming business, we compete for the discretionary spending of consumers with other digital gaming entertainment companies that offer real-money digital casino games and sports wagering services and/or platforms. Our primary real-money digital casino games competitors include IGT, Microgaming Software Systems Ltd., Evolution Gaming, and Playtech Limited. Our primary competitors in sports wagering platform solutions are other “first-party” solutions, IGT, and Kambi.
Research and Development
We believe our ability to attract new Gaming, Lottery, SciPlay and Digital customers and retain existing customers depends in part on our ability to evolve and continue to develop our product lines and service offerings by continually developing differentiating products, hardware and systems technology and functionality to enhance player entertainment and customer profitability. We are also focused on expanding use of the internet, mobile phones and other interactive technologies to increase play. Our gaming machines are usually designed and programmed by our internal engineering staff, and our game content is designed primarily by internal game development studios who consider market trends and customer feedback.
We have Gaming R&D personnel located in our Las Vegas, Nevada and Chicago, Illinois facilities. A large portion of our Lottery R&D team is based in our Alpharetta, Georgia facilities. We have SciPlay personnel located primarily in Austin, Texas; Cedar Falls, Iowa; and Tel Aviv, Israel. We have Digital R&D personnel based primarily in the United Kingdom, Greece and India. We also have game development studios in Las Vegas; Sydney, Australia; Manchester, England; and India (including Bangalore, Chennai and Pune), with additional R&D staff in other locations, including Reno, Nevada and Vienna, Austria.
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
We believe that our use of both our own and third-party licensed brand names and related intellectual property contributes to the appeal and success of our products, and that our future ability to license, acquire or develop new brand names is important to our continued success. Therefore, we continue to invest in the recognition of our brands and brands that we license. Certain of our games are based on popular brands licensed from third parties, such as Hasbro International, Inc., Fremantle Media North America, CBS Studios Inc., Warner Bros. Consumer Products Inc., Playboy Enterprises International, Inc., Paramount Pictures Corporation, EON Productions Limited, Danjaq LLC, MGM Interactive Inc., MGM Consumer Products, and Mattel Inc.
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
Seasonality
Our results of operations can fluctuate due to seasonal trends and other factors. Sales of our gaming machines to casinos are generally strongest in the spring and slowest in the summer, while revenue from our Participation gaming machines is generally highest in the spring and summer. Player activity for SciPlay is generally slower in the second and third quarters of the year, particularly during the summer months. Player activity for our Digital business, specifically digital casino operations, is generally slower in the third quarter during the summer months and is generally higher in the fourth quarter and varies based on seasons of different popular sports such as soccer, professional and collegiate football, and professional and collegiate basketball. Historical seasonality has been significantly impacted by COVID-19 business disruptions and could continue to be impacted in future periods, particularly for our Gaming business and sales of our gaming machines. See the risk factor captioned “Our results of operations fluctuate due to seasonality and other factors, and, therefore, our periodic operating results are not guarantees of future performance” under the heading “Risk Factors” in Part I, Item 1A of this Annual Report on Form 10-K for additional information.
Human Capital
We are a leading developer of technology-based products and services and associated content for the worldwide gaming, lottery, social and digital gaming industries. Our global reach is made possible through the expertise, skill and dedicated efforts of our employees who serve customers in more than 100 countries on 6 continents.
As of December 31, 2020, we employed approximately 9,000 persons worldwide, with approximately 4,200 employed domestically and 4,800 employed internationally.
Diversity, Equity and Inclusion
Diversity, equity and inclusion are embedded in our core value of team spirit, by which we collaborate as one diverse and inclusive team with an upbeat, inventive passion for building great entertainment. In support of this core value, we have formulated a diversity, equity and inclusion strategic plan and established a Diversity, Equity and Inclusion Council and task force in 2020 to make key decisions, review progress, communicate results and identify areas that require further development. We have invested in analysis of our diversity, equity and inclusion data and continue to implement hiring, training, recruiting and retention initiatives across our workforce in line with our diversity, equity and inclusion strategic plan.
We are committed to creating an inclusive global gaming industry as a founding member of the All-In Diversity Project, a non-profit organization creating tools to advance the industry’s diversity, inclusion and workplace equality. As a founding member, we work collaboratively with additional partners to determine diversity, equity and inclusion expectations and standards for the gaming industry, while driving a conversation to establish global standards.
We also help drive diversity across our industry by including minority, women, disabled, and/or veteran-owned businesses in our supply chain and by counting some small businesses and businesses in historically underutilized business zones among our suppliers. As one of the leading global suppliers of products and services to gaming operations and lotteries, we believe that diversity in our supplier base is good business. Our supplier diversity program encourages diverse businesses to provide materials and services that offer value and competitive pricing. We are proud to be a national corporate member of the National Minority Supplier Development Council.
Safety
The health and safety of our employees is a top priority of our leaders. In light of the COVID-19 pandemic, we have implemented new work procedures that allow employees to work from home and collaborate remotely. We have also taken measures to keep our workforce safe by monitoring and reducing the impact of the outbreak, including putting in place a global crisis monitoring team, protocols for responding when employees are infected and enhanced cleaning procedures at all sites.
Compensation and Benefits
Scientific Games provides a competitive and comprehensive benefits program that is aligned with our business objectives and attempts to inspire employees to drive innovation and improve Company performance. In addition to cash compensation, Scientific Games offers medical, dental and vision plans; employee stock purchase plans; paid time off and paid holidays; company-paid disability; life insurance; 401(k) plans; flexible spending accounts; and employee assistance programs.
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
Typically, gaming regulations in the jurisdictions in which we operate are established by statute and are administered by a regulatory agency with broad authority to interpret gaming regulations and to regulate gaming activities. Among other things, gaming authorities in the various jurisdictions in which we are licensed:
•adopt additional rules and regulations under the implementing statutes;
•investigate violations of gaming regulations;
•enforce gaming regulations and impose disciplinary sanctions for violations of such laws, including fines, penalties and revocation of gaming licenses;
•review the character and fitness of manufacturers, distributors and operators of gaming products and services and make determinations regarding their suitability or qualification for licensure;
•grant licenses for the manufacture, distribution and operation of gaming products and services;
•review and approve transactions (such as acquisitions, material commercial transactions, securities offerings and debt transactions); and
•establish and collect related fees and/or taxes.
We believe we hold all of the licenses and permits necessary to conduct our business. We are authorized to sell, lease or operate our gaming products and services in approximately 466 jurisdictions worldwide (including jurisdictions that do not require licensing), including approximately 188 international gaming jurisdictions.
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
Following the issuance of the 2011 DOJ opinion, a number of states have adopted or are considering adopting legislation to specifically authorize online poker, online gambling and sports wagering. On May 14, 2018 the Supreme Court of the U.S. overturned the PASPA, a decision that opened up a path to legalization of sports wagering across the country. Following this ruling, at least 25 states have legalized sports wagering, with some of those states permitting online sports wagering. Other states are considering legislation that would permit legal sports wagering, both land based and online. Additionally, six state lotteries offer (and other lotteries are considering offering) internet instant game sales to in-state lottery customers, and a number of other states allow subscription sales of draw games over the internet. Pennsylvania’s gaming expansion bill in October 2017, which authorized online casino and land based and online sports wagering, also authorized Pennsylvania’s lottery to distribute lottery products, including instant ticket games, through numerous channels including web applications, mobile applications, mobile web, tablets and social media.
In 2018, at the request of the Criminal Division, the OLC reconsidered the 2011 DOJ opinion’s conclusion that the Wire Act was limited to sports gambling. On January 14, 2019, the OLC published a legal opinion dated November 2, 2018 (the “2018 DOJ opinion”), which concluded that the 2011 DOJ opinion had incorrectly interpreted the Wire Act. In the 2018 DOJ opinion, the OLC concluded that the restrictions on the transmission in interstate or foreign commerce of bets and wagers in the Wire Act were not limited to sports gambling but instead applied to all bets and wagers. These restrictions therefore apply equally to our iGaming, iLottery, and sports betting solutions and services. The OLC also found that the enactment of the UIGEA described above did not modify the scope of the Wire Act. The DOJ later issued memoranda directing federal law enforcement agencies to refrain from enforcing the conclusions of the 2018 DOJ opinion for activities other than sports betting until June 30, 2020. No official extension of the forbearance period has been announced. On January 20, 2021, the U.S. Court of Appeals for the First Circuit issued an opinion that the Wire Act applies only to the interstate transmission of wire communications related to sports gambling and not to all bets and wagers. At this time, we are unable to determine whether the 2018 DOJ opinion will be upheld by other courts or what impact the 2018 DOJ opinion or the impact of any other challenge to the 2018 DOJ opinion will have on us or our customers.
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
On December 19, 2019, the U.K. Government confirmed the proposed review of the Gambling Act 2005. The review started on December 8, 2020 with the publication of terms of reference and an initial 16 week call for evidence. To varying degrees, a number of European governments have taken steps to change the regulation of internet wagering (also known as online gambling) through the implementation of new or revised licensing and taxation regimes, with increasingly stringent requirements particularly on B2Cs in relation to responsible gambling and affordability checks. Also, some jurisdictions impose sanctions on unlicensed providers. Countries outside Europe and the U.S. have also begun evaluating interactive gaming regulation and an increase in regulated markets outside of the U.S. and Europe is likely to continue. Some of our competitors may be more willing to provide internet wagering in countries where the relevant laws and regulations are unclear or not uniformly enforced, putting us at a competitive disadvantage if we do not provide services related to internet wagering in such countries.
We continue to devote significant attention to monitoring these developments. However, we cannot predict the timing, scope or terms of any state, federal or foreign regulations relating to interactive gaming and lottery sales.
Additional Information Regarding Government Regulations
We are subject to specific gaming requirements in the different jurisdictions in which we operate. For additional information, we have filed a summary of the gaming regulations that govern our businesses as an exhibit to this Annual Report on Form 10-K. See Exhibit 99.4 “Gaming Regulations”. In addition, see “Risk Factors” in Part I, Item 1A of this Annual Report on Form 10-K for a discussion of risk factors related to regulations to which we may be subject.
Executive Officers of the Company
Certain information regarding each of our executive officers is set forth below.

Name	Age	Position
Barry L. Cottle	59	President and Chief Executive Officer and Director
Michael C. Eklund	52	Executive Vice President, Chief Financial Officer, Treasurer and Corporate Secretary
James Sottile	60	Executive Vice President and Chief Legal Officer
Matthew Wilson	39	Executive Vice President and Group Chief Executive, Gaming
Patrick J. McHugh	56	Executive Vice President and Group Chief Executive, Lottery
Michael F. Winterscheidt	50	Senior Vice President and Chief Accounting Officer
Stephen E. Richardson	53	Senior Vice President, Chief Compliance Officer and Director of Corporate Security
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
Michael C. Eklund has served as Executive Vice President, Chief Financial Officer, Treasurer and Corporate Secretary for Scientific Games since July 2020. Most recently, he served as Chief Financial Officer of IRI, a global leader in innovative data and analytic solutions and services for consumer, retail and media companies. Previously, Mr. Eklund held many senior leadership roles at Dell Technologies.
James Sottile has served as Executive Vice President and Chief Legal Officer since September 2018. Prior to this role, Mr. Sottile was with Jones Day, where he was a partner in its New York office. Mr. Sottile was named a notable practitioner by Chambers USA: America’s Leading Business Lawyers from 2005 to 2018 and was recognized in The Best Lawyers in America from 2011 to 2018.

Patrick J. McHugh has served as Executive Vice President and Group Chief Executive, Lottery since January 2019. Prior to this role, Mr. McHugh served as the Company’s Senior Vice President, Global Lottery Systems from November 2015 to December 2018, and prior to that, Mr. McHugh served in various positions at the Company, including on the leadership executive team.
Matthew Wilson has served as Executive Vice President and Group Chief Executive, Gaming since March 2020. Mr. Wilson has over sixteen years of gaming industry experience. Prior to his role at Scientific Games, he was the Managing Director of the Americas at Aristocrat Leisure Ltd. (“Aristocrat”) from February 2017 until August 2019. Mr. Wilson began his tenure at Aristocrat 2004 and held several significant positions in a variety of Aristocrat’s markets during his time there, including serving as Senior Vice President Sales & Marketing Americas from September 2014 until October 2015. His other roles at Aristocrat include Regional Sales Manager and Vice President of Marketing for the Americas.
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
We make the following information, among others, available free of charge through the Investors link on our website at www.scientificgames.com/investors and we use our website as a means of disclosing material information to the public in a broad, non-exclusionary manner for purposes of the SEC’s Regulation Fair Disclosure (Reg FD):
•our annual reports on Form 10-K, quarterly reports on Form 10-Q, current reports on Form 8-K and amendments to those reports as soon as reasonably practicable after they are filed electronically with or furnished to the SEC;
•Section 16 ownership reports filed by our executive officers, directors and 10% stockholders on Forms 3, 4 and 5 and amendments to those reports as soon as reasonably practicable after they are filed electronically with the SEC; and
•our Code of Business Conduct, which applies to all of our officers, directors and employees (which is also our required code of ethics applicable to our Chief Executive Officer, Chief Financial Officer and Chief Accounting Officer in keeping with the Sarbanes-Oxley Act of 2002).
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
Risk Factors Summary
The following is a summary of some of the risks and uncertainties that could materially adversely affect our business, financial condition and results of operations. You should read this summary together with the more detailed description of each risk factor contained below.
Risks Relating to Economic and Current Conditions Impacting us and our Business

•The recent COVID-19 pandemic and similar health epidemics, contagious disease outbreaks and public perception thereof, significantly disrupted our operations and adversely affected and continue to adversely affect our business, results of operations, cash flows and financial condition.
•Our future results of operations may be negatively impacted by slow growth or declines in the replacement cycle of gaming machines and by the slow growth of new gaming jurisdictions or slow addition of casinos in existing jurisdictions.
•We have foreign operations which expose us to business and legal risks, including compliance with anti-corruption laws, and a portion of our revenue and expenses are denominated in British Pounds Sterling, Australian Dollars and Euros, which subjects us to foreign currency exchange rate fluctuations and other risks.
Risks Relating to our Capital Structure
•Our level of indebtedness could adversely affect our results of operations, cash flows and financial condition.
•We may not have sufficient cash flows from operating activities to service all of our indebtedness and other obligations, and may be forced to take other actions to satisfy our obligations, which may not be successful.
•Agreements governing our indebtedness impose certain restrictions that may affect our ability to operate our business. Failure to comply with any of these restrictions could result in the acceleration of the maturity of our indebtedness and require us to make payments on our indebtedness. Were this to occur, we would not have sufficient cash to pay our accelerated indebtedness.
•We may not have sufficient cash flows from operating activities, cash on hand and available borrowings under our credit agreement to finance required capital expenditures under new contracts and meet our other cash needs or satisfy our minimum liquidity covenant. These obligations require a significant amount of cash, which would reduce our available liquidity.
Risks Relating to our Business and our Industries
•We operate in highly competitive industries, and our success depends on our ability to effectively compete with numerous domestic and foreign businesses.
•We heavily depend on our ability to win, maintain and renew our customer contracts, including our long-term Lottery contracts, and we could lose substantial revenue if we are unable to renew certain of our contracts on substantially similar terms or at all.
•Our success depends upon our ability to adapt to, and offer products and services that keep pace with, changing technology and evolving industry standards.
•We invest significant resources in our R&D efforts, which may not lead to successful or commercially viable new technologies, services or products.
•Our success depends on our ability to produce new and innovative products and services that respond to customer demand and create strong and sustained player appeal.
•We may not succeed in realizing the anticipated benefits of our strategic equity investments and relationships.
•We may not achieve some or all of the anticipated benefits of SciPlay being a standalone public company, which could negatively impact our business, financial condition and results of operation.
Risks Relating to our Technology
•Our success depends on the security and integrity of the systems and products we offer, and security breaches or other disruptions could compromise our information or the information of our customers and expose us to liability, which would cause our business and reputation to suffer.
•Our business depends on the protection of our intellectual property and proprietary information.
•We rely on the ability to use the intellectual property rights of third parties.
Risks Relating to Legal, Political or Other Regulatory Factors
•We and our industries are subject to strict government regulations that may limit our existing operations, have an adverse impact on our ability to grow and affect our license eligibility or expose us to fines or other penalties.
•Legislative interpretation and enforcement of certain gaming or sports wagering activities could adversely affect financial performance and reputation.
•We may not be able to capitalize on the expansion of internet or other forms of interactive gaming or other trends and changes in the gaming, lottery, social and digital gaming industries, including due to laws and regulations governing these industries.

•The continuing uncertainty following the U.K.’s withdrawal from the EU may adversely affect our business.
•Changes in tax laws or tax rulings, or the examination of our tax positions, including in light of recent stockholder transactions, could materially affect our financial condition and results of operations.
General Risks
•We have incurred, and may continue to incur, restructuring costs, the benefits of which are unpredictable and may not be achieved.
•We may incur additional impairment charges.
•We depend on our key employees and rely on skilled employees with creative and technical backgrounds.
You should carefully consider the following risks and other information in this Annual Report on Form 10-K in evaluating us and our common stock. The risk factors generally have been separated into six groups: risks relating to economic and current conditions impacting us and our business, risks relating to our capital structure, risks relating to our business and our industries, risks relating to our technology, risks relating to legal, political and other regulatory factors and general risk factors.
Risks Relating to Economic and Current Conditions Impacting us and our Business
The recent COVID-19 pandemic and similar health epidemics, contagious disease outbreaks and public perception thereof, significantly disrupted our operations and adversely affected and continue to adversely affect our business, results of operations, cash flows and financial condition.
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
The outbreak of COVID-19 and the resulting unfavorable economic conditions have also impacted, and could continue to impact, the ability of our customers to make timely payments to us. These unfavorable conditions have caused, and could continue to or may cause, some of our Gaming and Lottery customers to temporarily close gaming venues and lottery operations, decrease spending on marketing of or purchases of Lottery products or declare bankruptcy, which would adversely affect our business. In recent years, our Gaming business has expanded the use of extended payment term financing for gaming machine purchases, and we expect to continue to provide a higher level of extended payment term financing in this business until demand from our customers for such financings abates or our business model changes. These arrangements may increase our collection risk, and if customers are not able to pay us, whether as a result of financial difficulties, bankruptcy or otherwise, we may incur provisions for bad debt related to our inability to collect certain receivables. In addition, both extended payment term financing and operating leases result in a delay in our receipt of cash, which reduces our cash balance, liquidity and financial flexibility to respond to changing economic events. We have also seen a negative impact on future demand of certain Gaming products as a result of COVID-19, which has resulted and could continue to result in material inventory charges, which could increase our cost of products and decrease our gross margin. During the year ended December 31, 2020, we recorded $48 million in charges related to inventory in our Gaming business segment. The recent outbreak also resulted in significant volatility in both the credit and equity markets, potentially leading to an economic downturn. The difficulty or inability of our customers to generate or obtain adequate levels of capital to finance their ongoing operations may reduce their ability to purchase our products and services. In our Lottery business, we believe that difficult economic conditions have contributed, or may contribute, to reductions in spending on marketing by our customers and, in certain instances, less favorable terms under our contracts, as many of our customers face budget shortfalls and seek to cut costs. In our Digital business, the suspension or cancellation of the majority of sporting events which has and could continue to negatively impact the financial condition of our sportsbook customers, their ability to purchase development and other services, their risk of payment default, or their spending levels as they seek to reduce costs, each of which could negatively impact our Digital business revenue. In addition, suppliers to our Digital business may suffer financial difficulties and may not be able to offer their services and products, which could restrict the provision of our services and negatively impact our business, results of operations, cash flows or financial condition.
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
Furthermore, this outbreak of COVID-19 has caused, and may continue to cause us and certain of our suppliers, to implement temporary adjustment of work schemes allowing employees to work from home and collaborate remotely. We have taken measures to monitor and reduce the impact of the outbreak, including putting in place a global crisis monitoring team, protocols for responding when employees are infected and enhanced cleaning procedures at all sites, but we cannot assure these will be sufficient to mitigate the risks faced by our and our partners’ work forces. We have also taken measures to reduce operating costs and ensure liquidity given the uncertain impact of COVID-19 on revenue, deferred all non-critical capital expenditures, have implemented a number of employee-related actions and are actively considering further actions. However, we have experienced and may still experience lower work efficiency and productivity, which may adversely affect our service quality, and our business operations have been and could be disrupted if and/or when any of our employees has been or is suspected of infection, since this has and may cause our employees to be quarantined and/or our offices to be temporarily shut down. We will continue to incur costs for our operations, and our revenues during this period are difficult to predict. As a result of any of the above developments, our business, results of operations, cash flows or financial condition for the full fiscal year of 2020, have been and will continue to be adversely affected by the COVID-19 outbreak. The extent to which this outbreak impacts our results of operations, cash flows and financial condition will depend on future developments, which are highly uncertain and unpredictable, including new information which may emerge concerning the severity and duration of this outbreak and the actions taken by governmental authorities and us to contain it or treat its impact. For more information on the impact of COVID-19 pandemic on each of our business segments and measures taken by us in response to COVID-19, see section captioned “Business Overview – Highlights, including recent developments – Impacts of COVID-19” in Item 7. “Management’s Discussion and Analysis of Financial Condition and Results of Operations.”
Our future results of operations may be negatively impacted by slow growth or declines in the replacement cycle of gaming machines and by the slow growth of new gaming jurisdictions or slow addition of casinos in existing jurisdictions.
Demand for our Gaming products and services is driven by the replacement of existing gaming machines in existing casinos, the establishment of new jurisdictions, the opening of additional casinos in existing jurisdictions and the expansion of existing casinos. Slow growth or declines in the replacement cycle of gaming machines have reduced and will continue to reduce the demand for our products and negatively impact our results of operations, cash flows and financial condition, and have resulted and could continue to result in material inventory charges, which could increase our cost of products and decrease our gross margin. We recorded charges related to inventory of $48 million in the year ended December 31, 2020 in our Gaming business segment primarily due to the COVID-19 disruption impacting future demand combined with a reassessment of our Gaming product strategy.
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
We are a global business and derive a substantial portion of our revenue from operations outside of the U.S. For the year ended December 31, 2020, we derived approximately 33% of our revenue from sales to customers outside of the U.S.
Our consolidated financial results are affected by currency exchange rate fluctuations. We are exposed to currency exchange rate fluctuations because portions of our revenue and expenses are denominated in currencies other than the U.S. dollar, particularly the British Pound Sterling, the Australian dollar and the Euro. We are also exposed to currency exchange rate fluctuations in the British Pound Sterling due to continuing uncertainties surrounding Brexit. See the risk factor below captioned “The continuing uncertainty following the U.K.’s withdrawal from the EU may adversely affect our business.” Exchange rate fluctuations have in the past adversely affected our results of operations, cash flows and financial condition and may adversely affect our results of operations, cash flows and financial condition and the value of our assets outside the U.S. in the future. If a foreign currency is devalued in a jurisdiction in which we are paid in such currency, we may require our customers to pay higher amounts for our products, which they may be unable or unwilling to pay. In addition, a portion of our debt is denominated in Euros, and the re-introduction of individual currencies in one or more member states of the EU or, in extreme circumstances, the possible dissolution of the Euro entirely, could adversely affect the value of our Euro-denominated debt, and the treatment of debt obligations previously denominated in Euros would be uncertain. This uncertainty could have a material adverse effect on our foreign operations, including on our Euro-denominated debt. In addition, if such events occurred, the financial and capital markets within and outside Europe could constrict and negatively impact our ability to finance our business. Such events could also cause a substantial reduction in consumer confidence and spending that could negatively impact our customers and our business.
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
Unfavorable economic conditions, including recession, economic slowdown, decreased liquidity in the financial markets, decreased availability of credit and relatively high rates of unemployment, have had, and may continue to have, a negative effect on our business. Socio-political factors such as terrorist activity or threat thereof, civil unrest or other economic or political uncertainties, or health epidemics, contagious disease outbreaks, or public perception thereof that contribute to consumer unease may also result in decreased discretionary spending or travel by consumers and have a negative effect on our businesses. We cannot fully predict the effects that unfavorable social, political and economic conditions, economic uncertainties and public health crises and any resulting decrease in discretionary spending or travel would have on us, as they would be expected to impact our customers, suppliers and business partners in varied ways. For a description of the impact of the outbreak of COVID-19 and other public health crises, see the risk factor captioned “The recent COVID-19 pandemic and similar health epidemics, contagious disease outbreaks and public perception thereof, significantly disrupted our operations and adversely affected and continue to adversely affect our business, results of operations, cash flows and financial condition.”
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
Unfavorable economic conditions have also impacted, and could continue to impact, the ability of our Gaming customers to make timely payments to us. These conditions, and the concentration of certain outstanding Gaming segment receivables, may increase our collection risks and materially impact our estimate of receivables allowance for credit losses. We increased our allowance for credit losses by $56 million for the year ended December 31, 2020. In addition, unfavorable economic conditions have caused, and could continue to cause, some of our Gaming customers to temporarily close gaming venues or ultimately declare bankruptcy, which would adversely affect our business. Consistent with other suppliers in the gaming industry, our Gaming business has recently expanded the use of extended payment term financing for gaming machine purchases, and we expect to continue to provide a higher level of extended payment term financing in this business until demand from our customers for such financings abates or our business model changes. These financing arrangements may increase our collection risk, and if customers are not able to pay us, whether as a result of financial difficulties, bankruptcy or otherwise, we may incur provisions for bad debt related to our inability to collect certain receivables. In addition, both extended payment term financing and operating leases result in a delay in our receipt of cash, which reduces our cash balance, liquidity and financial flexibility to respond to changing economic events. Unfavorable economic conditions may also result in volatility in the credit and equity markets. The difficulty or inability of our customers to generate or obtain adequate levels of capital to finance their ongoing operations may reduce their ability to purchase our products and services. Refer to Note 6 for international locations with significant concentrations of our receivables with terms longer than one year.
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
We are a highly leveraged company. As of December 31, 2020, we had total indebtedness of $9,303 million, net of unamortized discounts and deferred financing costs, consisting primarily of borrowings under our credit agreement, and Senior Notes. As of December 31, 2020, our total available liquidity (excluding our SciPlay business segment) was $850 million, which included $103 million of undrawn availability under SGI’s revolving credit facility. On July 1, 2020, we completed the issuance of $550 million in aggregate principal amount of 2025 Unsecured Notes and on July 17, 2020 we redeemed all $341 million of our 2021 Notes (see Note 15).
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
We may not have sufficient cash flows from operating activities, to service all of our indebtedness and other obligations, and may be forced to take other actions to satisfy our obligations, which may not be successful.
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
We are required to make scheduled payments of principal on the term loans borrowed under our credit agreement, and our credit agreement requires that a portion of our excess cash flow be applied to prepay amounts borrowed under our credit agreement. We are also required to repay the entire principal amount of our Senior Notes at their maturity (see Note 15). We have also, from time to time, repurchased or otherwise retired or refinanced our debt, through our subsidiaries or otherwise and may continue to do so in the future. Such activities, if any, will depend on prevailing market conditions, contractual restrictions and other factors, and the amounts involved may or may not be material. If we need to refinance all or part of our indebtedness at or before maturity, we cannot assure that we will be able to obtain new financing or to refinance any of our indebtedness on commercially reasonable terms or at all, especially under the current unfavorable economic conditions and uncertainties as a result of the COVID-19 pandemic.
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
In addition, prior to the Credit Agreement Amendment and the Credit Agreement Extension Agreement, the SGI credit agreement contained a covenant that was tested at the end of each fiscal quarter and required us to not exceed a maximum consolidated net first lien leverage ratio of 5.00x Consolidated EBITDA (as defined in the credit agreement), with this ratio stepping down to 4.75x beginning with the fiscal quarter ended December 31, 2020 and 4.50x beginning with the fiscal quarter ending December 31, 2021. We amended the consolidated net first lien leverage ratio covenant in the credit agreement with the requisite lenders under SGI’s revolving credit facility on May 8, 2020 (the “Credit Agreement Amendment”) and subsequently extended the Credit Agreement Amendment on October 8, 2020 (the “Credit Agreement Extension Amendment”) to implement a financial covenant relief period, which extends the relief period through the first quarter of 2022. As a result, (a) SGI is not required to maintain compliance with the consolidated net first lien leverage ratio covenant during the Covenant Relief Period, (b) the step down of the consolidated net first lien leverage ratio covenant following the Covenant Relief Period was revised, © SGI must maintain liquidity (excluding SciPlay) of at least $275 million during the Covenant Relief Period, (d) SGI is restricted in its ability to further incur indebtedness and liens, make restricted payments and investments and prepay junior indebtedness during the Covenant Relief Period, subject to certain exceptions and further subject, in some instances, to maintaining minimum liquidity (excluding SciPlay) of at least $400 million and (e) a LIBOR floor of 0.500% was established on borrowings under the revolving credit facility during the Covenant Relief Period.
The following table summarizes the revised consolidated net first lien leverage ratio and Consolidated EBITDA:

Revised Consolidated Net First Lien Leverage Ratio Covenant Calculation
Period ending	Revised Consolidated Net First Lien Leverage Ratio Covenant	Consolidated EBITDA multiplier[1]
3/31/2022	6.00x	4x Q1-2022
6/30/2022	6.00x	2x YTD Q2-2022
9/30/2022	5.75x	1.33x YTD Q3-2022
12/31/2022	5.75x	N/A - Calculated based on the previous 12 month period including the quarter being tested
3/31/2023	5.25x
6/30/2023	5.25x
9/30/2023	4.75x
12/31/2023	4.75x
3/31/2024 and thereafter	4.50x
(1) Consolidated EBITDA is defined in the Credit Agreement Extension Amendment and is calculated as testing year-to-date period-end consolidated EBITDA times multiplier.

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
On May 8, 2020, the Company and the requisite lenders under SGI’s revolving credit facility entered into the Credit Agreement Amendment that, among other things, imposes a minimum liquidity requirement (excluding SciPlay) of at least $275 million during the Covenant Relief Period and further restricts our ability to incur indebtedness and liens, make restricted payments and investments and prepay junior indebtedness during the Covenant Relief Period, subject to certain exceptions and further subject, in some instances, to maintaining minimum liquidity (excluding SciPlay) of at least $400 million. The Covenant Relief Period was extended for an additional three quarters on October 8, 2020 when SGC and the requisite lenders under SGI’s revolving credit facility entered into the Credit Agreement Extension Amendment. See Note 1 for additional details regarding the Credit Agreement Amendment and the Credit Agreement Extension Amendment. Therefore, even if we do have liquidity available to support our current cash needs, we may not be able to access that liquidity while still remaining in compliance with the minimum liquidity covenant. We cannot assure that we will be granted waivers or amendments to the minimum liquidity covenant, or will be able to obtain additional liquidity to cure such a violation, if for any reason we are unable to comply with that obligation.
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
We compete on the basis of the content, features, quality, functionality, accuracy, reliability, price and financing terms of our products and services, and the responsiveness of our services. If we do not consistently deliver popular, high-quality games in a timely manner, or if consumers prefer competing products, our business might suffer. Consumer preferences for games are usually cyclical and difficult to predict, and even the most successful content remains popular for only limited periods of time, unless refreshed with new content or otherwise enhanced. In order to remain competitive, we must continuously develop new products or enhancements to our existing products. These products or enhancements may not be well-received by consumers, even if well-reviewed and of high quality. Further, competitors may develop content that imitates or competes with our best-selling games, potentially taking sales away from them or reducing our ability to charge the same prices we have historically charged for our products. We have experienced pricing pressures in the past, including in 2020 and expect to continue to face pricing pressure in 2021. These competing products may take a larger share of consumer spending than anticipated, which could cause product sales to fall below expectations. We also compete based on the extent of our sales, service, marketing and distribution channels. We on occasion provide extended payment term financing for product purchases, and we expect to continue to provide extended payment term financing until the impacts of COVID-19 and demand for such financing abate. We have also offered customers discounts and other offers and modified pricing and other contractual terms in connection with the sale or placement of our products and services. Our competitors may provide a greater amount of financing or better offers and terms than we do, and this may impact demand for our Gaming products and services. We cannot assure that competitive pressure will not cause us to increase the incentives that we offer to our customers or agree to modify contractual terms in ways that are unfavorable to us, which could adversely impact our results of operations, cash flows and financial condition.
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

We also face high levels of competition in the supply of products and services for newly legalized gaming jurisdictions and for openings of new or expanded casinos. Our success depends on our ability to successfully enter new markets and compete successfully for new business, especially in the face of declining demand and lengthened cycles for gaming machine replacements as a result of COVID-19 disruptions.
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
We continue to operate in an industry of intense price-based competition, which has affected and could continue to affect the number and the profitability of the lottery contracts we win. We believe our principal competitors in the instant lottery product business have increased, and are expected to continue to increase, their production capacity, resulting in pricing pressures in the instant lottery product business. This may adversely affect our ability to win or renew instant lottery product contracts or may reduce the profitability of instant lottery product contracts that we do win. We also compete in the international instant lottery product business with low-price printers whose quality we believe is lower than ours in regulated environments where laws are being reinterpreted to create competition from non-traditional lottery vendors and products. Our U.S. instant lottery product business could be adversely affected if additional foreign competitors operating in Canada export their lottery products to the U.S. or if other foreign competitors establish printing facilities in the U.S. or Canada to supply the U.S.
We face increased price competition in our Lottery systems business from our two principal competitors in that business. This may adversely affect our ability to win or renew lottery systems contracts or reduce the profitability of lottery systems contracts that we do win. We routinely bid against IGT and Intralot in lottery systems bids. Since 2016, we have taken away several of their incumbent supplier contracts including Arizona lottery systems (IGT), Kansas lottery systems (IGT), Turkey sports betting system (Intralot), and Turkey national lottery systems (IGT).
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
Successful execution of our strategy depends on our continuous ability to attract and retain players, adapt to the emergence of new mobile hardware or operating systems, expand the market for our games, maintain a technological edge and offer new capabilities to players. We also compete with social gaming companies, including those that offer social casino games such as Playtika, Product Madness/Big Fish Games (Aristocrat), Zynga Inc., DoubleU Games/Double Down Interactive, GSN/Bash Gaming and Huuuge games, some of which have no connection to regulated real money gaming, and many of those companies have a base of existing players that is larger than ours. In some cases, we compete against real money gaming operators who have expanded their games to include social casino games and have in the past leveraged their land-based gaming relationship with us to license social casino game content from us. In those cases, customers of such real money gaming operators may choose to play our content as it is offered by the operator and not as it is offered by our social casino games, detrimentally impacting our results.
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
On May 14, 2018, the Supreme Court of the U.S. overturned the PASPA, a decision that opened up a path to legalization of sports wagering across the country. Following this ruling, at least 25 states and the District of Columbia have legalized sports wagering, with some of those states permitting online sports wagering. Other states are considering legislation that would permit legal sports wagering, both land based and online. As a result of the change in regulations, we expanded, and expect to further expand, our sports wagering business.
The ongoing evolution of regulations governing sports wagering could lead to increased competition over time as large land-based gaming operators, games companies and other online entertainment companies may seek to enter the sports wagering market. Such organizations, some with long established and trusted brands, may buy or build capabilities to allow them to effectively compete with us or our customers. This could lead to a reduction in customers’ revenue and profitability, which would in turn negatively impact our financial performance. Several of our competitors, such as IGT and Kambi have already taken steps to expand their presence in the sports wagering market. We are unable to predict the impact additional competition, including the expansion of sports wagering, will have on our business. The success of sports wagering within our RMG business also depends on the strength of our customers’ brands. Maintaining and enhancing these brands requires significant expense. As the market becomes more competitive, the value of these brands may not be maintained or enhanced.
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
We cannot assure that our current contracts will be extended or that we will be awarded new contracts as a result of competitive bidding processes or otherwise in the future. In addition, it is common for competitors to protest the award of Lottery contracts to us. Such protests could delay or prevent our ability to enter into a new contract. In addition, the recent outbreak of COVID-19 has caused some lotteries to delay the competitive bidding process, which in turn has delayed awards of new contracts. The termination, expiration or failure to renew one or more of our contracts could cause us to lose substantial revenue, which could have an adverse effect on our ability to win or renew other contracts or pursue growth initiatives. We cannot assure that new or renewed contracts will contain terms that are as favorable as our current terms or will contemplate the same scope of products and services as our current contracts, and any less favorable contract terms or diminution in scope could negatively impact our results of operations, cash flows and financial condition. For example, we are currently in negotiations with the Pennsylvania Lottery, our largest Lottery customer, on both the Lottery Systems and Instant Products - Participation SGEP contracts, and we cannot assure that these contracts will be renewed or will be renewed with terms that are as favorable as our current terms; the termination or renewal on less favorable terms could negatively impact our results of operations, cash flows and financial condition. For additional information regarding the potential expiration dates of certain of our more significant Lottery contracts, see the table in “Lottery Segment” in Part I, Item 1 of this Annual Report on Form 10-K.
We are also required by certain of our customers to provide surety or performance bonds in connection with our contracts. As of December 31, 2020, we had $253 million of outstanding performance bonds. We cannot assure that we will continue to be able to obtain surety or performance bonds on commercially reasonable terms or at all. Our inability to provide such bonds would materially and adversely affect our ability to renew existing or obtain new Lottery contracts.
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
We have invested, and intend to make future investments of, significant resources in R&D efforts. We invest in a number of areas, including product development for game and system‑based hardware, software and game content. In addition, because of the sophistication of our newer products and the resources committed to their development, they are generally more expensive to produce and, for SciPlay and Digital technologies, to maintain. If our new services and products do not gain market acceptance or the increase in the average selling price of these new products is not proportionate to the increase in production cost, in each case as compared to our prior products, or if the average cost of production does not go down over time, whether by reason of long-term customer acceptance, our ability to find greater efficiencies in the manufacturing process as we refine our production capabilities or a general decrease in the cost of the technology, our margins will suffer and could negatively impact our business, results of operations, cash flows and financial condition. We cannot assure that our investment in R&D will lead to successful new technologies or products. If a new service or product is not successful, we may not recover our development, regulatory approval or promotion costs.

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
Furthermore, our strategic equity investments and other strategic relationships pose risks arising from our reliance on our partners and our lack of sole decision‑making authority, which may give rise to disputes between us and our partners. For instance, our investments in LNS and Northstar New Jersey are minority investments in ventures whose largest equity holder is

Lottomatica and Gtech Corporation (now known as IGT), respectively, and, although certain corporate actions require our prior consent, we do not unilaterally control decisions relating to the governance of these entities. We are party to strategic agreements with a subsidiary of Playtech Limited relating to gaming machines that contemplate our license of, and reliance on, the subsidiary’s back‑end technology platform in certain jurisdictions, particularly in the U.K. Our equity partners, licensors and other third parties with which we have strategic relationships may have economic or business interests or goals that are inconsistent with our interests and goals, take actions contrary to our objectives or policies, undergo a change of control, experience financial and other difficulties or be unable or unwilling to fulfill their obligations under our arrangements.
The failure to avoid or mitigate the risks described above or other risks associated with such arrangements could have a material adverse effect on our results of operations, cash flows and financial condition.

We may not achieve some or all of the anticipated benefits of SciPlay being a standalone public company, which could negatively impact our business, financial condition and results of operation.
We may not be able to achieve all of the anticipated strategic and financial benefits expected as a result of SciPlay being a standalone public company, or such benefits may be delayed or not occur at all. The anticipated benefits include the following:
•allowing investors to evaluate the distinct merits, performance and future prospects of the SciPlay business, independent of our other businesses;
•improving the SciPlay business’s strategic and operational flexibility and increasing management focus as SciPlay continues to implement its strategic plan and allowing the SciPlay business to respond more effectively to different player needs and the competitive environment for its business;
•allowing the SciPlay business to adopt a capital structure better suited to its financial profile and business needs, without competing for capital with our other businesses;
•creating an independent equity structure that will facilitate the SciPlay business’s ability to effect future acquisitions utilizing its capital stock; and
•facilitating incentive compensation arrangements for employees more directly tied to the performance of the SciPlay business, and enhancing employee hiring and retention by, among other things, improving the alignment of management and employee incentives with performance and growth objectives of the SciPlay business.
We may not achieve the anticipated benefits of SciPlay being a standalone public company for a variety of reasons, and it could adversely affect our operating results and financial condition.
The consummation of the SciPlay initial public offering (“IPO”) in 2019 diluted our economic interest in the SciPlay business, and as a result we only benefit from a portion of any profits and growth of that business, and from any dividends and other distributions from that business, if any. We currently do not expect SciPlay to declare or pay any cash dividends, other than tax distributions and certain cash distributions related to the impact of taxes pursuant to the TRA. If SciPlay discontinues the payment of, or is unable to pay, such distributions to us, this will reduce our available liquidity as SciPlay generates 41% of our operating cash flows. Furthermore, the terms of any indebtedness incurred by SciPlay business may, and the terms of the SciPlay Revolver will, limit the ability of SciPlay business to pay dividends or make other distributions to us, or to amend the agreements between SciPlay and us and our other subsidiaries.
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

In our Lottery systems business, we transmit certain wagering data using cellular technology and satellite transponders, generally pursuant to long-term contracts. The technical failure of any of these cellular or satellite services would require us to obtain other communication services, including other cellular or satellite access. In some cases, we employ backup systems to limit our exposure in the event of such a failure. While these networks are inherently highly redundant, we cannot assure access to such other cellular services or satellites or, if available, the ability to obtain the use of such other cellular services or satellites on favorable terms or in a timely manner. While cellular and satellite failures are infrequent, the operation of each is outside of our control.
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
In certain regions, we enter into agreements with local distributors for the distribution of our land-based gaming products to one or more customers. Changes to these distributor relationships, including modification or termination of our agreements or difficulties with any such distributor could prevent us from delivering products or services to our customers on a timely basis, or at all, and could negatively impact our business. Additionally, the outbreak of COVID-19 and any resulting unfavorable social, political and economic conditions have negatively impacted our suppliers and contract manufacturers in varied ways in different communities, which could lead to interruption or cessation of services provided to us. For more information on the impact of the outbreak of COVID-19, see the risk factor captioned “The recent COVID-19 pandemic and similar health epidemics, contagious disease outbreaks and public perception thereof, significantly disrupted our operations and adversely affected and continue to adversely affect our business, results of operations, cash flows and financial condition.”
Our SciPlay business largely depends upon our relationships with key third-party platform providers, who we rely on to make our games available to players and to collect revenue, and changes in those relationships could negatively impact our SciPlay business.
In our SciPlay business, our services operate largely through Facebook, Google, Apple, and Amazon platforms, with some games available on the Microsoft platform, which also serve as significant online distribution platforms for our games. In 2020 and 2019, substantially all of our SciPlay revenue was generated by players using those platforms. Consequently, our expansion and prospects of our SciPlay offerings depend on our continued relationships with these providers, and any emerging platform providers that are widely adopted by our target player base. Our relationships with Facebook, Google, Apple, Amazon and Microsoft are not governed by contracts but rather by these platform providers’ standard terms and conditions for application developers, which govern the promotion, distribution and operation of games and other applications on their platforms, and which the platform providers can change unilaterally on short or without notice. Our SciPlay business will be adversely impacted if we are unable to continue these relationships in the future or if the terms and conditions offered by these providers are altered to our disadvantage. For instance, if any of these providers were to increase their fees, our results of operations, cash flows and financial condition would suffer.
    In addition, our SciPlay business would be harmed if:

•these platform providers discontinue or limit our access to their platforms;
•governments or private parties, such as internet providers, impose bandwidth restrictions or increase charges or restrict or prohibit access to those platforms;
•these platforms decline in popularity;
•these platforms modify their current discovery mechanisms, communication channels available to developers, respective terms of service or other policies, including fees;
•these platforms impose restrictions or make it more difficult for players to buy coins, chips and cards; or
•these platforms change how the personal information of players is made available to developers or develop their own competitive offerings.
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
In the past, some of these platform providers have been unavailable for short periods of time or experienced issues with their features that permit our players to purchase coins, chips and cards. For example, in the second and third quarters of 2018, we were negatively impacted by data privacy protection changes implemented by Facebook, which impaired our players’ ability to access their previously acquired coins, chips and cards and purchase additional coins, chips and cards. If similar events recur on a prolonged basis or other similar issues arise that impact players’ ability to download our games, access social features or purchase coins, chips and cards, it could have a material adverse effect on our revenue, operating results and brand.
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
Risks Relating to our Technology
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
This enforcement could:
•cause us to incur greater costs and expenses in the protection of our intellectual property;
•potentially negatively impact our intellectual property rights;
•cause one or more of our patents, trademarks, copyrights or other intellectual property interests to be ruled or rendered unenforceable or invalid; or
•divert management’s attention and our resources.
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

Our information technology systems and infrastructure are subject to cyber-attacks, viruses, malicious software, break-ins, theft, computer hacking, employee error or malfeasance or other security breaches. Hackers and data thieves are increasingly sophisticated and operate large-scale and complex automated attacks. Threats to our information technology systems and infrastructure include:
•experienced computer programmers and hackers who are able to penetrate our security controls and misappropriate or compromise sensitive personal, proprietary or confidential information, create system disruptions or cause shutdowns or who are able to develop and deploy malicious software programs that attack our systems or otherwise exploit any security vulnerabilities;
•security incidents, acts of vandalism or theft, coordinated attacks by activist entities, misplaced or lost data, human errors or other similar events that could negatively affect our systems and the data stored on those systems, and the data of our business partners;
•third parties, such as hosted solution providers, that provide services to us, are also a source of security risk in the event of a failure of their own security systems and infrastructure.
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
We cannot assure that our business activities, games, products, services and systems will not infringe upon the proprietary rights of others, or that other parties will not assert infringement claims against us. In addition to infringement claims, third parties may allege claims of invalidity or unenforceability against us or against our licensees or manufacturers in connection with their use of our technology. A successful challenge to, or invalidation of, one of our intellectual property interests, a successful claim of infringement by a third party against us, our products or services, or one of our licensees in connection with the use of our technologies, or an unsuccessful claim of infringement made by us against a third party or its products or services could adversely affect our business or cause us financial harm. Any such claim and any resulting litigation, should it occur, could:
•be expensive and time consuming to defend or require us to pay significant amounts in damages;
•invalidate our proprietary rights;
•cause us to cease making, licensing or using products or services that incorporate the challenged intellectual property;
•require us to redesign, reengineer or rebrand our products or services or limit our ability to bring new products and services to the market in the future;
•require us to enter into costly or burdensome royalty, licensing or settlement agreements in order to obtain the right to use a product, process or component;
•impact the commercial viability of the products and services that are the subject of the claim during the pendency of such claim; and/or

•require us by way of injunction to remove products or services on lease or stop selling or leasing new products or services.
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
If we are unable to successfully implement our global enterprise resource planning system, it could disrupt our business or have a material adverse effect on our results of operations, cash flows and financial condition.
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
Risks Relating to Legal, Political or Other Regulatory Risks
We and our industries are subject to strict government regulations that may limit our existing operations, have an adverse impact on our ability to grow and affect our license eligibility or expose us to fines or other penalties.
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
A substantial portion of our legacy U.K. Gaming reporting unit revenue is concentrated with Ladbrokes Coral Group (which was acquired by Entain (formerly GVC Holdings PLC) in March 2018), which operates LBOs in the U.K. Effective as of April 1, 2019, fixed-odds betting terminals maximum stakes limit was required to be reduced from £100 to £2. As a result of this change, a number of LBO operators commenced a rationalization of their retail operations, which among other measures has included closure of certain LBO shops. The rationalization is likely to continue for the foreseeable future.
Effective as of April 14, 2020, the U.K. Gambling Commission banned gambling businesses from allowing consumers in Great Britain to use credit cards to gamble in all online and offline gambling products, with the exception of non-remote lotteries. The U.K. Gambling Commission announced changes to license conditions, effective as of March 31, 2020, which required all online gambling operators to participate in a multi-operator self-exclusion scheme, GAMSTOP, which allowed consumers to self-exclude from online operators with one request. We will continue to monitor the impact of the ban and the changes to license conditions on our Digital and Gaming business segments and overall business, but believe the impact will continue to be immaterial. The U.K. government’s pending review of the U.K.’s Gambling Act 2005 and anticipated increased regulatory scrutiny in 2021 as a result could negatively affect our ability to operate in the U.K..
We and certain of our affiliates, major stockholders (generally persons and entities beneficially owning a specified percentage (typically 5% or more) of our equity securities), directors, officers and key employees are subject to extensive background investigations and suitability standards in our businesses. For additional details regarding the background investigations, the risk of failure of any such individuals or entities to submit to such background investigations, the significant approval and licensing discretion of regulatory authorities, and the authority granted to these regulatory authorities, see “Government Regulation” in Part I, Item 1 of this Annual Report on Form 10-K and Exhibit 99.4 “Gaming Regulations.” Our failure, or the failure of any of our major stockholders, directors, officers, key employees, products or technology, to obtain or retain a required license or approval in one jurisdiction could negatively impact our ability (or the ability of any of our major stockholders, directors, officers, key employees, products or technology) to obtain or retain required licenses and approvals in other jurisdictions.
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
     Laws and regulations relating to our SciPlay and Digital businesses (including sports wagering) are evolving. For additional discussion regarding risks associated with the evolving regulatory landscape for interactive gaming and sports wagering, see the risk factors captioned “We may not be able to capitalize on the expansion of internet or other forms of interactive gaming or other trends and changes in the gaming, lottery, social, and digital gaming industries, including due to laws and regulations governing these industries”; “Legislative interpretation and enforcement of certain gaming or sports wagering activities could adversely affect financial performance and reputation”; “Regulators and investors may perceive gaming or sports wagering suppliers and operators similarly, and consider their respective regulatory risk to be similar”; “Failure of our technological blocking systems could result in violations of laws or regulations and have a material adverse effect on our operations, financial performance and prospects”; “Expectations of a shift to regulated online gaming or sports wagering may not come to fruition”; “We may incur additional impairment charges”; and “We rely on the ability to use the intellectual property rights of third parties”; and “Government Regulation” in Part I, Item 1 of this Annual Report on Form 10-K.
See Exhibit 99.4 “Gaming Regulations” for additional information regarding certain of the regulations that govern our Gaming, Lottery, SciPlay and Digital businesses.
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
In general, our ability to successfully pursue our digital, gaming and lottery strategy depends in part on the laws and regulations relating to wagering through interactive channels. Until 2011, there was uncertainty as to whether the Wire Act prohibited states from conducting intrastate lottery transactions via the internet if such transactions crossed state lines. In late 2011, the OLC issued an opinion which concluded that the prohibitions of the Wire Act were limited to sports gambling and thus did not apply to state lotteries at all. In 2018, at the request of the Criminal Division, the OLC reconsidered the 2011 DOJ opinion’s conclusion that the Wire Act was limited to sports gambling. On January 14, 2019, the OLC published a legal opinion dated November 2, 2018, which concluded that the 2011 DOJ opinion had incorrectly interpreted the Wire Act. In the 2018 DOJ opinion, the OLC concluded that the restrictions on the transmission in interstate or foreign commerce of bets and wagers in the Wire Act were not limited to sports gambling but instead applied to all bets and wagers. These restrictions would therefore apply equally to our iGaming, iLottery and sports betting solutions and services. The OLC also found that the enactment of the UIGEA described above did not modify the scope of the Wire Act. The DOJ later issued memoranda directing federal law enforcement agencies to refrain from enforcing the conclusions of the 2018 DOJ opinion for activities other than sports betting until June 30, 2020. No official extension of the forbearance period has been announced. On January 20, 2021, the U.S. Court of Appeals for the First Circuit issued an opinion that the Wire Act applies only to the interstate transmission of wire communications related to sports gambling and not to all bets and wagers. At this time, we are unable to determine whether the 2018 DOJ opinion will be upheld by other courts or what impact the 2018 DOJ opinion or the impact of any other challenge to the 2018 DOJ opinion will have on us or our customers.
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
The continuing uncertainty following the U.K.’s withdrawal from the EU may adversely affect our business.
On June 23, 2016, the U.K. held a referendum in which voters approved an exit from the EU, commonly referred to as “Brexit.” As a result of the referendum, the British government began negotiations with the EU regarding the U.K.’s relationship with the EU following its exit from the EU. After years of negotiations to establish the framework for the future relationship between the U.K. and the EU, the U.K. formally left the EU on January 31, 2020. A transition period began on February 1, 2020, which lasted until December 31, 2020. On January 1, 2021, the U.K. left the European Union Single Market and Customs Union, as well as all EU policies and international agreements. As a result, the free movement of persons, goods, services and capital between the U.K. and the EU ended, and the U.K. and the EU formed two separate markets and two distinct regulatory and legal spaces. Prior to the U.K.’s departure, a trade and cooperation agreement (the “Trade Agreement”) was reached between the U.K. and the EU on December 24, 2020, avoiding a no-deal Brexit. The Trade Agreement was approved by the EU’s member states and the U.K. Parliament, and is expected to be formally ratified by the European Parliament. The Trade Agreement offers U.K. and EU companies preferential access to each other’s markets, ensuring imported goods will be free of tariffs and quotas; however, economic relations between the U.K. and the EU will now be on more restricted terms than existed previously. While the Trade Agreement provides clarity for the future relationship between the U.K. and the EU, uncertainties remain and further negotiations are expected.
The continuing uncertainty following the U.K.’s withdrawal from the EU have resulted in political, legislative and regulatory uncertainty throughout the region and could adversely affect business activity, restrict the movement of capital and the mobility of personnel and otherwise impair political stability and economic conditions in the U.K., the EU and elsewhere. Any of these developments could have a material adverse effect on business activity, especially in the U.K. or the EU. Given that we conduct a substantial portion of our business in continental Europe and the U.K., any of these developments could have a material adverse effect on our business, results of operations, cash flows and financial condition.
The continuing uncertainty concerning the terms of Brexit could have a negative impact on the growth of the U.K. and EU economies, and potentially elsewhere, and has caused greater volatility in the British Pound Sterling, the Euro and other currencies. Changes in currency exchange rates may reduce the reported value of our revenues outside the U.S. The uncertainty around the withdrawal of the U.K. from the EU has caused volatility in global stock markets and currency exchange rate fluctuations, including the strengthening of the U.S. dollar against foreign currencies, and we expect such volatility to continue as further negotiations proceed.
Brexit could lead to legal uncertainty and potentially divergent national laws and regulations as the U.K. continues to determine which EU laws to replace or replicate. Additionally, Brexit may alter U.K. regulations affecting our industry, which may result in significant costs and potentially lost opportunities for us. It may also be time-consuming and expensive for us to alter our internal operations in order to comply with new regulations. The changes to U.K. border and immigration policy could likewise occur as a result of Brexit and could affect our ability to recruit and retain employees from outside the U.K.
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
Certain of our U.S. federal, state, and foreign tax attributes may be subject to annual limitations under Internal Revenue Code Section 382 (“Section 382”) (or comparable provisions of state or foreign law) in the event that certain changes in ownership were to occur. Tax attributes that exceed the Section 382 limitation in any year continue to be allowed as carry forwards until they expire and can be used to offset taxable income for years within the carryover period subject to the limitation in each year. Given the Company’s significant U.S. tax attributes, we continuously monitor potential ownership changes under Section 382. In the fourth quarter of 2020, we experienced an ownership change, triggering the application of Section 382. We do not expect any resulting Section 382 limitations to have a significant impact on the use of our tax attributes.
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
On May 14, 2018, the Supreme Court of the U.S. overturned the PASPA, a decision that opened up a path to legalization of sports wagering across the country. Following this ruling, at least 25 states and the District of Columbia have legalized sports wagering with some of those states permitting online sports wagering. Other states are considering legislation that would permit legal sports wagering, both land based and online. As a result of the change in regulations, we expanded, and expect to further expand, our sports wagering business. Our ability to expand our online gaming and sports wagering operations depends on adoption of regulations permitting sports wagering in the U.S. We cannot assure when, or if, such regulations will be adopted, or the terms of such regulations, in certain of the jurisdictions in which we operate.

Data privacy and security laws and regulations in the jurisdictions in which we do business could increase the cost of our operations and subject us to possible sanctions and other penalties
We collect, process, store, use and share data, some of which contains personal information. Our businesses are therefore subject to a number of federal, state, local and foreign laws and regulations governing data privacy and security, including with respect to the collection, storage, use, transmission, sharing and protection of personal information and other consumer and employee data. Such laws and regulations may be inconsistent among countries or conflict with other rules. In particular, the EU has adopted strict data privacy and security regulations. Following certain developments in the EU, including the EU’s GDPR and proposed Regulation on Privacy and Electronic Communications (the “ePrivacy Regulation”), data privacy and security compliance in the EU are increasingly complex and challenging. The GDPR created new compliance obligations applicable to our business and some of our players and it also imposes increased financial penalties for noncompliance (including possible fines of up to four percent of global annual revenue for the preceding financial year or €20 million (whichever is higher) for the most serious violations). Compliance with the GDPR and similar regulations increases our operational costs and can impact operational efficiencies.
The scope of data privacy and security regulations worldwide continues to evolve, and we believe that the adoption of increasingly restrictive regulations in this area is likely within the U.S. and other jurisdictions. For example, the California Consumer Privacy Act, or CCPA, went into effect on January 1, 2020. This law, among other things, requires new disclosures to California consumers, imposes new rules for collecting or using information about minors, and affords consumers new abilities to opt out of certain disclosures of personal information. It is unclear how courts will interpret the CCPA. The U.S. Congress may also pass a law to preempt all or part of the CCPA. Further, California recently passed the California Privacy Rights Act, or CPRA, which amends the CCPA to provide more comprehensive privacy protections to consumers once it becomes effective in January 2023. The effects of the CCPA and CPRA may be significant, and the CCPA required us to update our policies to include CCPA-specific clauses and procedures. A number of other proposals related to data privacy or security are pending before federal, state, and foreign legislative and regulatory bodies. For example, the European Union is contemplating the adoption of the ePrivacy Regulation, expected in 2021, that would govern data privacy and the protection of personal data in electronic communications, in particular for direct marketing purposes. Efforts to comply with these and other data privacy and security restrictions that may be enacted could require us to modify our data processing practices and policies and increase the cost of our operations. Failure to comply with such restrictions could subject us to criminal and civil sanctions and other penalties. In part due to the uncertainty of the legal climate, complying with regulations, and any applicable rules or guidance from self-regulatory organizations relating to privacy, data protection, information security and consumer protection, may result in substantial costs and may necessitate changes to our businesses practices, which may compromise our growth strategy, adversely affect our ability to attract or retain players, and otherwise adversely affect our businesses, financial condition and operating results.
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
General Risk Factors
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
We review our amortizable intangible assets for impairment when events or changes in circumstances indicate the carrying value may not be recoverable. We test goodwill and other indefinite-lived intangible assets for impairment at least annually. Factors that may indicate a change in circumstances, such that the carrying value of our goodwill, amortizable intangible assets or other non-amortizing assets may not be recoverable, include a decline in our stock price and market capitalization, reduced future cash flow estimates, and slower growth rates in industry segments in which we participate. We may be required to record a significant charge in our consolidated financial statements during the period in which any impairment of our goodwill or intangible assets is determined, which would negatively affect our results of operations. In light of the COVID-19 pandemic and the resulting unfavorable social, political, economic and financial conditions, during the first quarter of 2020 we performed an interim goodwill impairment assessment, which resulted in a $54 million goodwill impairment charge for our legacy U.K. Gaming reporting unit further discussed below. For all of our reporting units, we concluded that as of December 31, 2020 it was not more likely than not that the fair value of these reporting units is below their carrying values and that the COVID-19 disruptions do not trigger an impairment. However, this could change in the future depending on prevailing conditions that could result in additional impairment charges. For more information on the assessment and the goodwill impairment charge, see section captioned “Business Overview – Highlights, including recent developments – Impacts of COVID-19” in Item 7. “Management’s Discussion and Analysis of Financial Condition and Results of Operations” and Note 10.
As discussed above and further detailed in Note 10, the COVID-19 disruptions resulted in the widespread closures of LBO shops across the U.K., which, along with global economic uncertainty, contributed to further deterioration in business conditions from our 2019 annual goodwill test date, which resulted in a goodwill impairment charge of $54 million during the first quarter of 2020. Any future adverse changes to our projections, could negatively impact the recoverability of the remaining carrying value of our goodwill and other assets for our legacy U.K. Gaming reporting unit, which might result in additional material impairment charges.
We believe there to be an elevated risk of goodwill impairment for the unimpaired Gaming segment reporting units if the adverse impact of the COVID-19 disruptions or overall recovery of the casino industry globally sustains over an extended period of time. The remaining goodwill balance for our legacy U.K. Gaming reporting unit as of December 31, 2020 was $129 million. Any future adverse changes in projections for future operating results or other key assumptions, such as projected revenue, profit margin, capital expenditures or cash flows associated with investments included in our estimation of fair value for our legacy U.K. Gaming reporting unit could lead to additional future goodwill impairments, which could be material.
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
We depend on the continued performance of our executive officers and key personnel, including Barry Cottle, our President and Chief Executive Officer. Our ability to retain certain key employees and skilled technical workers has been and may continue to be impaired due to the COVID-19 pandemic. If we lose the services of any of our executive officers or key personnel and cannot find suitable replacements for such persons in a timely manner, it could have an adverse impact on our business. Our ability to expand is dependent on our ability to recruit and retain talented employees in the U.S. and internationally who are capable of leading our employees to achieve our strategic objectives.
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
We are responsible for establishing and maintaining adequate internal control over financial reporting. If we cannot maintain and execute adequate internal control over financial reporting or when necessary implement new or improved controls that provide reasonable assurance of the reliability of the financial reporting and preparation of our financial statements for external use, we may suffer harm to our reputation, fail to meet our public reporting requirements on a timely basis or be unable to properly report on our business and our results of operations, cash flows and financial condition. Additionally, the inherent limitations of internal controls over financial reporting may not prevent or detect all misstatements or fraud, regardless of the adequacy of those controls. We are currently undertaking an ERP system implementation in our largest business segment. In addition, the adoption of any new accounting standards may require us to add new or change existing internal controls, which may not be successful. Each of the preceding changes could materially impact our internal control over financial reporting. As of December 31, 2020, we have concluded that our internal control over financial reporting was effective based on criteria outlined in Part II, Item 9A “Controls and Procedures” of this Annual Report on Form 10-K, however, we cannot assure that material weaknesses will not be identified in the future.
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
ITEM 1B.    UNRESOLVED STAFF COMMENTS
None.
ITEM 2.    PROPERTIES
We occupy approximately 1,997,000 square feet of space in the U.S. Internationally, we occupy approximately 1,481,000 square feet of space. We believe that these facilities are adequate for our business as presently conducted. Set forth below is an overview of the principal owned and leased real estate properties that support our corporate headquarters and Gaming, Lottery, SciPlay and Digital segments.

Location	Sq. Ft.	Supports	Tenancy
Las Vegas, Nevada	446,779	Corporate Headquarters, Gaming and Digital	Lease/Own(1)
Alpharetta, Georgia	387,000	Lottery	Lease/Own(2)
India (Bangalore, Chennai, Pune)	207,687	Gaming, Lottery, SciPlay and Digital	Lease
(1) Lease 294,779 sq. ft. and own 152,000 sq. ft.
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
On February 23, 2021, the closing sale price for our common stock on the Nasdaq Global Select Market was $47.47 per share. There were 642 holders of record of our common stock as of February 23, 2021. This does not include the number of stockholders who hold shares of our common stock through banks, brokers or other financial institutions.
Dividend Policy
We have never paid any cash dividends on our common stock and do not presently intend to pay cash dividends on common stock in the foreseeable future. Further, under the terms of certain of our debt agreements, we are limited in our ability to pay cash dividends or make certain other restricted payments (other than stock dividends) on our common stock.
Stockholder Return Performance Graph
The following graph compares the cumulative total stockholder return over the five-year period ended December 31, 2020 of our then outstanding common stock, the Nasdaq Composite Index and indices of our peer group companies that operate in industries or lines of business similar to ours.
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

	12/15	12/16	12/17	12/18	12/19	12/20
Scientific Games Corporation	$100.00	$156.08	$571.91	$199.33	$298.55	$462.54
NASDAQ Composite	$100.00	$108.87	$141.13	$137.12	$187.44	$271.64
Peer Group	$100.00	$151.68	$220.91	$167.80	$246.16	$259.35

ITEM 6.    SELECTED FINANCIAL DATA
We early adopted new amendment to Regulation S-K Item 301, which eliminates Selected Financial Data.
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
BUSINESS OVERVIEW
We are a leading developer of technology‑based products and services and associated content for the worldwide gaming, lottery, social and digital gaming industries. Our portfolio of revenue-generating activities primarily includes supplying gaming machines and game content, CMSs and table game products and services to licensed gaming entities; providing instant and draw‑based lottery products, lottery systems and lottery content and services to lottery operators; providing social casino and other mobile games to retail customers; and providing a comprehensive suite of digital RMG and sports wagering solutions, distribution platforms, content, products and services to various gaming entities. We also gain access to technologies and pursue global expansion through strategic acquisitions and equity investments.
We are incorporated in Nevada. For more information on our corporate history, please see the General introduction to Part I, Item 1 “Business” of this Annual Report on Form 10-K above.
Highlights, including recent developments
Caledonia Transaction and Governance Enhancements
On September 14, 2020, the Company announced that a group of long-term institutional investors, including highly credentialed gaming industry investor Caledonia Investments, reached an agreement to acquire a 34.9% stake in SGC from MacAndrews & Forbes Incorporated (“MacAndrews & Forbes”) at a price of $28.00 per share. This transaction was completed on October 27, 2020, with no investor owning more than 9.9% of the Company’s shares as a result.
In connection with the transaction, the Company implemented a series of governance changes and enhancements, including refreshment of our board of directors. The existing stockholders’ agreement with MacAndrews & Forbes was terminated in connection with the transaction and all rights held by MacAndrews & Forbes, other than registration rights, are no longer in effect. As a result, MacAndrews and Forbes no longer holds any rights to appoint directors to our board.
The reconstituted board now consists of all previously existing directors, other than the MacAndrews & Forbes representatives, as well as four new directors. Former Aristocrat Chief Executive Officer Jamie Odell, along with former Aristocrat Chief Financial Officer Toni Korsanos, were elected to the board as Executive Chair and Executive Vice Chair, respectively. Jamie and Toni are joined on the board by the former Chief Executive Officer of Barclays Bank Plc. and President of Barclays International, Tim Throsby, and Chairman of REA Group Limited, HT&E Limited, and Rugby Australia Limited and Deputy Chairman of Magellan Financial Group, Hamish McLennan, as new independent directors effective October 1, 2020 and October 29, 2020, respectively. The reconstituted board plans to focus on accelerating de-leveraging through a renewed focus on working capital management and will continue to review all strategic options to improve and maximize stockholder value. Ronald Perelman, former Executive Chairman of the Scientific Games Board and MacAndrews & Forbes Chairman and CEO, as well as Barry Schwartz and Frances Townsend, the two other MacAndrews & Forbes representatives, resigned from the Board effective September 16, 2020.
Impacts of COVID-19
In March 2020, the World Health Organization declared the rapidly spreading COVID-19 outbreak a pandemic. In response to the COVID-19 pandemic, governments across the world implemented a number of measures to prevent its spread, including but not limited to, the temporary closure of a substantial number of gaming operations establishments and disruptions to lottery operations, travel restrictions, and cancellation of sporting events, which are affecting our business segments in a number of ways. During the latter part of the second quarter and throughout the remainder of 2020, lifting of restrictions began, including the reopening of the majority of gaming establishments globally and resumption of sporting events. During the fourth quarter of 2020 and in the response to the second wave of the COVID-19 pandemic, certain jurisdictions implemented additional temporary closures. As gaming operations have yet to return to pre-COVID levels, limited international travel, social distancing measures (which in some cases have required our customers to substantially reduce maximum floor capacity in many jurisdictions), decreased operating capacities, high unemployment rates and potential changes in consumer behaviors continued to negatively impact our results of operations, cash flows and financial condition throughout 2020. Additionally, while most of casinos have reopened, it is unknown when mitigation measures (such as capacity limitations) will be lifted, all contributing to continued uncertainty into 2021.
Impact on Business Operations and Financial Results
Our Gaming business segment was especially impacted due to the widespread temporary closures and restricted reopening of a substantial number of gaming operations establishments coupled with global economic uncertainty. The COVID-19 pandemic remains a rapidly evolving situation. Although businesses impacted by temporary closures during 2020 largely reopened domestically, our Participation gaming business revenue and cash flows continued to be significantly negatively affected, as they are largely driven by players’ disposable incomes and level of gaming activity. Social distancing measures that were implemented in many jurisdictions have and are expected to continue to have a negative impact on the amount of customer traffic within gaming establishments. The COVID-19 disruptions continue to cause periods of closures and modified operating schedules and may result in changes in customer behaviors, including a reduction in consumer discretionary spending as a result of the uncertainty caused by the pandemic and unemployment levels. Additionally, our gaming machine and table product sales largely depend on our customers’ liquidity and operating results, which have negatively impacted the replacement cycle and demand for gaming machines, table products and opportunities from new or expanded markets. Further, we have granted customer concessions for a portion of the time for which such customers’ operations were impacted by closures. Also, based on historical Gaming customers’ orders and our manufacturing capacity, a substantial portion of Gaming machine sales are fulfilled in the third month of each quarter. Since March of 2020 when the COVID-19 disruptions became widespread, Gaming machine sales revenues have been and continue to be particularly negatively impacted. We believe this negative trend could reduce the capital expenditures of casino operators and continue to lengthen the replacement cycles of their existing gaming machines.
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
During the first quarter of 2020, the COVID-19 disruptions resulted in the widespread closures of LBO shops across the U.K., which, along with global economic uncertainty, contributed to further deterioration in business conditions from our 2019 annual goodwill test date. This had an adverse effect on our legacy U.K. Gaming reporting unit (part of our Gaming business segment), which necessitated performing a quantitative goodwill impairment test during the first quarter of 2020. As a result of this analysis, during the first quarter of 2020 we recognized a partial impairment charge totaling $54 million. See Note 10 for additional goodwill information.
We increased our allowance for credit losses by $56 million during the year ended December 31, 2020. These increases were primarily related to certain Gaming customers in LATAM, including some who previously received extended payment terms. In the LATAM region it is often expected that such financing is provided, which extends the collection cycle, and increases our collection risk, especially under the current economic conditions which have been heavily impacted by the ongoing pandemic. Many of our customers in the LATAM region have been particularly affected by macroeconomic factors such as inflation, foreign exchange fluctuations, political instability and others. In addition, the preceding factors have been exacerbated by extended COVID-19 closures of gaming operations establishments. As described above, our customers in LATAM have been and are expected to continue to be affected by the COVID-19-related closures of gaming operations establishments and the resulting impact on both their specific financial situations and the general macroeconomic environments in which they operate.
During the year ended December 31, 2020, we recorded $48 million in inventory valuation charges (recorded in cost of product sales) related to inventory in our Gaming business segment. The 2020 charges are a result of a strategic revision of product roadmaps, and assessments related to how many and which platforms we will support, when we end service on legacy platforms and when we stop selling such platforms in conjunction with new product launches. The implementation of our strategic revision combined with the rapid erosion of market demand that took place in 2020 (due to COVID-19 disruptions), our increased focus on our go to market approach in LATAM (due to COVID-19 disruptions and the overall macro economic impact on the LATAM region), and our revised outlook on certain markets and customers, required us to reassess our inventory valuation. We determined we had excess or obsolete inventory based on the new strategy, a reduction in demand for legacy platforms, and projections for the disposition of the related inventory. In addition, the continued closures in the LATAM region made it difficult to execute our previous strategy of shipping legacy platforms into that market. The combination of these factors led to the $48 million inventory valuation charge recognized during 2020. Our policy is to continually review and assess these and other factors, and if such factors or our outlook changes, we will record further adjustments to the valuation of inventory.
Our Lottery business segment has experienced relative growth and recovery as the shelter in place orders and lockdowns have been eased back resulting in increased foot traffic and more spending by end players, coupled with international retail establishments that have now substantially re-opened. Lottery sales were down meaningfully initially as a result of the pandemic, but have since largely recovered in the U.S. and international markets.
The temporary closure of gaming operations, disruptions to lottery operations, travel restrictions, cancellation of sporting events, lower disposable incomes of consumers and the adverse impact on our casino and gaming customers’ liquidity and financial results caused by the COVID-19 pandemic, had an adverse effect on our results of operations, cash flows and financial condition throughout 2020 and we anticipate will continue to a lesser degree into 2021.
Although the majority of gaming and lottery operations have re-opened, with encouraging initial results, we are unable to determine the ultimate magnitude and the length of time that the pandemic disruptions will continue to impact our results of operations, cash flows and financial condition, which will depend, among other factors, on the currently unknowable duration of the COVID-19 pandemic, the impact of governmental regulations and actions that might continue to be imposed in response to the pandemic, change in customer behaviors, social distancing measures, decreased gaming establishments operating capacity, high unemployment rates, and the pace of overall recovery of gaming and lottery operations globally. We implemented a number of measures to reduce operating costs and conserve liquidity including permanent reductions in workforce and temporary measures such as: reductions in salaries and workforce (all salaries back to 100% as of July 31, 2020), unpaid employee furloughs, temporary elimination of 401(k) matching among other compensation and benefits reductions and deferral of all non-essential operating and capital expenditures. These measures, combined with the above, have resulted in substantial cost savings in 2020. Additionally, reduced capital expenditures and the above measures are expected to result in an overall lower future cost structure.
Financings and Capital Markets Transactions
•During the year, we borrowed $530 million under SGI’s revolving credit facility, and made payments of $190 million, including a voluntary $100 million payment in the fourth quarter of 2020, against the balance drawn on the revolving credit facility. As of December 31, 2020, our total available liquidity (excluding our SciPlay business segment) was $850 million. In February of 2021, we made another voluntary payment of $100 million on SGI’s revolving credit facility.
•We amended the consolidated net first lien leverage ratio covenant in the credit agreement with the requisite lenders under SGI’s revolving credit facility on May 8, 2020 (the “Credit Agreement Amendment”) and subsequently extended the Credit Agreement Amendment on October 8, 2020 (the “Credit Agreement Extension Amendment”) to implement a financial covenant relief period, which extends the relief period through the first quarter of 2022. As a result, (a) SGI is not required to maintain compliance with the consolidated net first lien leverage ratio covenant during the Covenant Relief Period, (b) the step down of the consolidated net first lien leverage ratio covenant following the Covenant Relief Period was revised, (c) SGI must maintain liquidity (excluding SciPlay) of at least $275 million during the Covenant Relief Period, (d) SGI is restricted in its ability to further incur indebtedness and liens, make restricted payments and investments and prepay junior indebtedness during the Covenant Relief Period, subject to certain exceptions and further subject, in some instances, to maintaining minimum liquidity (excluding SciPlay) of at least $400 million and (e) a LIBOR floor of 0.500% was established on borrowings under the revolving credit facility during the Covenant Relief Period.

The following table summarizes the revised consolidated net first lien leverage ratio and Consolidated EBITDA calculation for covenant purposes:

Revised Consolidated Net First Lien Leverage Ratio Covenant Calculation
Period ending	Revised Consolidated Net First Lien Leverage Ratio Covenant	Consolidated EBITDA multiplier[1]
3/31/2022	6.00x	4x Q1-2022
6/30/2022	6.00x	2x YTD Q2-2022
9/30/2022	5.75x	1.33x YTD Q3-2022
12/31/2022	5.75x	N/A - Calculated based on the previous 12 month period including the quarter being tested
3/31/2023	5.25x
6/30/2023	5.25x
9/30/2023	4.75x
12/31/2023	4.75x
3/31/2024 and thereafter	4.50x
(1) Consolidated EBITDA is defined in the Credit Agreement Extension Amendment and is calculated as testing year-to-date period-end consolidated EBITDA times multiplier.
•On July 1, 2020, we completed the issuance of $550 million in aggregate principal amount of 8.625% senior unsecured notes due 2025 in a private offering, for which we received total net proceeds of $543 million. We used a portion of the net proceeds to redeem all $341 million of our outstanding 2021 Notes and paid accrued and unpaid interest thereon plus related premiums, fees and costs, which redemption was completed on July 17, 2020, and are using the remaining net proceeds to fund working capital and general corporate purposes. This refinancing transaction extends our significant debt maturities until 2024. See Note 15 for additional long-term debt information.
Trends and Uncertainties
We have a number of trends and uncertainties that have impacted and may continue to impact our business and results of operations. Such impacts have in some cases been material and could be material in the future should they continue.
COVID-19. See above “Impacts of COVID-19” for uncertainties regarding the pandemic that continue to impact our business and results of operations.
Our high amount of leverage. We are a highly leveraged company which presents several challenges, including the dedication of a significant portion of our cash flow from operations to service interest and principal payments on our indebtedness.
International operations and foreign currency. We face challenges related to expanding our footprint within international markets and the related process of obtaining regulatory approvals to provide services and products within these new and emerging markets. Our LATAM customers operate in a difficult macroeconomic environment that (combined with political instability in the region and further compounded by COVID-19) has resulted in (a) a material reduction in revenue, (b) a reduction in the cash we have collected from these customers on previous sales and (c) charges for estimated credit losses, primarily contributing to our total consolidated charge of $56 million during 2020 (see Critical Accounting Estimates and Note 6). The recovery period in revenue and cash generated in the LATAM region is expected to be longer than in our other geographies and we anticipate lower revenues continuing through at least the first half of 2021.
Additionally, our international operations provide a significant portion of our total revenue and expenses. Many of these revenue and expenses are denominated in currencies other than the U.S. Dollar. We also have foreign currency exposure related to certain of our equity investments, cross-currency interest rate swaps, and Euro-denominated debt. As a result, changes in foreign exchange rates may significantly affect our results of operations.
A high level of competition, with competitor expansion. Our major competitors are expanding their product and service offerings with integrated products and solutions that compete directly with ours. For example, competition in our Gaming business segment is highly competitive and is characterized by the continuous introduction of new games, gaming machines and related technologies while our Lottery business segment continues to be subject to intense price-based competition. Our Digital business segment is facing challenges related to entering and expanding our market share within new and emerging markets, such as U.S. sports betting, which continues to be very competitive, while our SciPlay business segment continues to be highly competitive with low barriers to entry, rapid evolution, fragmented market and subject to changing technology, shifting needs and frequent introductions of new games, development platforms and services. See Part I, Item 1 of this Annual Report on Form 10-K and Business Segment Results below describing competition and factors impacting each of our business segments.

Seasonality. Our results of operations fluctuate due to seasonal trends and other factors impacting all of our business segments, particularly Gaming and SciPlay businesses. See Part I, Item 1 - Seasonality of this Annual Report on Form 10-K.
Restructuring charges. We have incurred restructuring charges related to severance for terminated employees in order to align our cost structure with operating cash flow requirements and streamlining our operations. Our most important strategic pillars are to (1) focus on accelerating de-leveraging and improving cash flow from operations and (2) enhancing our corporate culture and developing a high performance organization, all of which is expected to result in increased restructuring charges as we incur optimization expenses to execute and facilitate our strategies. See Note 4 for restructuring charges incurred for the last three years.
For additional trends and uncertainties impacting our business segments, refer below to Business Segment Results, specifically the Current Year Update section for each business segment.
Reportable Segments
We report our operations in four business segments — Gaming, Lottery, SciPlay and Digital — representing our different products and services. See Notes 2 and 3 for additional business segments information.
CONSOLIDATED RESULTS

(in millions)	Year Ended December 31,		Variance
	2020	2019	2020 vs. 2019
Total revenue	$2,724	$3,400	$(676)	(20)%
Total operating expenses	2,702	2,854	(152)	(5)%
Operating income	22	546	(524)	(96)%
Net loss before income taxes	(544)	(108)	(436)	(404)%
Net loss	(548)	(118)	(430)	(364)%
Net loss attributable to SGC	(569)	(130)	(439)	(338)%
Revenue

Year Ended December 31, 2020 Compared to Year Ended December 31, 2019
As described in the “Business Overview – Highlights, including recent developments – Impacts of COVID-19” section above, our 2020 total revenue, specifically revenues for the Gaming business segment, was adversely impacted by COVID-19 disruptions. Gaming business segment 2020 revenue also reflects $36 million lower system revenues due to completion of certain Canadian systems launches that we benefited from in the prior year comparable period. Lottery revenue for 2020 was also negatively impacted by COVID-19 disruptions primarily impacting instant ticket sales, particularly during the first half of 2020.
SciPlay revenue increased by $116 million or 25 percent primarily due to continued growth in our mobile platform business and increased player engagement as a result of the stay at home measures across North America and other countries coupled with the ongoing popularity of Jackpot Party Casino, Gold Fish Casino, Quick Hits Slots, and MONOPOLY Slots.
Digital revenue increased by $23 million or 8 percent primarily due to increased Gaming revenue that benefited from increased free time and stay at home measures as a result of COVID-19 disruptions coupled with growth in Sports due to higher license revenue from key customer renewals and growth in the U.S. market.
Our 2020 consolidated revenues were impacted by $7 million of favorable F/X impact compared to $36 million of unfavorable impact in the prior year.
Operating expenses

	Year Ended December 31,		Variance
(in millions)	2020	2019	2020 vs. 2019
Operating expenses:
Cost of services(1)	$531	$538	$(7)	(1)%
Cost of product sales(1)	349	457	(108)	(24)%
Cost of instant products(1)	280	289	(9)	(3)%
SG&A	701	707	(6)	(1)%
R&D	166	188	(22)	(12)%
D&A	554	647	(93)	(14)%
Goodwill impairment	54	—	54	100%
Restructuring and other	67	28	39	139%
Total operating expenses	$2,702	$2,854	$(152)	(5)%
(1) Excludes D&A.
Cost of revenue
Cost of revenue for the year ended December 31, 2020 decreased primarily due to the COVID-19 disruptions described above resulting in Gaming machine sales revenue decreasing by 49% or $297 million. Additionally, the year ended December 31, 2020 Cost of product sales includes approximately $48 million, in Gaming segment inventory valuation charges, due to a decrease in demand for certain platforms as we believe that our customers will continue to extend replacement cycles to preserve their liquidity following their return to full operations combined with a reassessment of our Gaming product strategy, which was implemented during the year (see Note 7).
SG&A
SG&A decreased primarily due to the company-wide austerity measures implemented in response to the COVID-19 disruptions described above, which resulted in lower SG&A compensation and benefit expenses of $56 million for 2020. The decrease in SG&A was partially offset by an increase of $54 million in the Gaming business segment allowance for credit losses, that reflect forecasted credit deterioration due to the COVID-19 disruptions generally and credit weakness in our Latin America receivables portfolio specifically (see Note 6).
R&D
R&D decreased primarily due to company-wide austerity measures in response to the COVID-19 disruptions described above resulting in lower R&D compensation and benefit expenses of $15 million for 2020.
D&A
D&A decreased primarily due to certain Gaming intangible assets and software becoming fully amortized in the prior year.
Goodwill impairment

Goodwill impairment increase was related to our legacy U.K. Gaming reporting unit, which was recorded during the first quarter of 2020. See Note 10 for additional details on Goodwill impairment charges.
Restructuring and other
The increase is primarily due to severance and related charges associated with COVID-19 disruptions. See Note 4 for additional details on Restructuring and other charges.
Other Factors Affecting 2020 and 2019 Net Loss Attributable to SGC Comparability

(in millions)	Year Ended December 31,
			Factors Affecting Net Loss
	2020	2019	2020 vs. 2019
Interest expense	$(503)	$(589)	The decrease in interest expense for the year ended December 31, 2020 reflects the favorable impact of 2019 refinancing activities resulting in lower interest costs (refinancing activities for 2020 are further discussed in “Liquidity, Capital Resources and Working Capital” and for both periods in Note 15).
Loss on debt financing transactions	(1)	(100)	Loss on debt financing transactions consummated during 2019 includes $80 million in premium charges associated with redemptions of the 2022 Unsecured Notes (see Note 15) in the second and fourth quarters of 2019.
(Loss) gain on remeasurement of debt	(51)	9	(Losses) and gains are attributable to remeasurement of the 2026 Secured Euro Notes and 2026 Unsecured Euro Notes and primarily reflect changes in the Euro vs. the U.S. Dollar foreign exchange rates between the periods. In 2019 the USD strengthened vs. the Euro by 3% and in 2020 the USD weakened by 9%.
Income tax expense(1)	(4)	(10)	The decrease is primarily due to the decrease in worldwide income due to COVID-19 and the overall worldwide mix of income (loss).
(1) For additional information regarding the changes in our effective tax rates and the variance in our income tax expense, see Note 20.
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

(in millions)	Year Ended December 31,
	2020			2019
	Revenue	% Consolidated Revenue	F/X Impact on Revenue	Revenue	% Consolidated Revenue	F/X Impact on Revenue
Foreign Currency:
British Pound Sterling	$323	12%	$3	$331	10%	$(18)
Euro(1)	237	9%	3	248	7%	(13)
(1) Our earnings from our Euro-denominated equity investment in LNS were $10 million and $16 million for the years ended December 31, 2020 and 2019, respectively.

See “Business Segment Results” below for a more detailed explanation of the significant changes in our components of revenue and expenses within the individual segment results of operations.
For 2019 and 2018 consolidated, business segment and cash flow results comparisons, see Part II, Item 7 of our 2019 Annual Report on Form 10-K.
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
•Premium and daily fee Participation games: We offer two categories of non-WAP premium and daily fee Participation games: LAP and standalone. LAP games are gaming machines that are located within a single casino and are electronically linked to a progressive jackpot for that specific casino. Our LAP gaming machines feature games including those offered as WAP and our proprietary brands such as Ultimate Fire Link®, Dragon Spin®, Ultra Hot Mega Link®, 88 Fortunes, Invaders from the Planet Moolah®, 5 Treasures®, Cash SpinTM and Dancing Drums Explosion®. Our LAP products leverage both exclusive brand names and game play intellectual property, and typically offer players the chance to win multiple progressive jackpots, all of which tend to result in higher play volumes. We also provide certain standalone Participation games that are not linked to other gaming machines. Our standalone games feature titles under both licensed brands and our proprietary brands. Our standalone Participation gaming machines generally feature larger, more elaborate top-boxes and provide game play experiences not possible on a single screen game or on gaming machines that we sell.
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
We also offer Shuffler products under month-to-month arrangements that primarily contain fixed monthly rates or to a lesser extent Participation rates. These arrangements include service of the product with back-up and replacement products available at the customer’s request.
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
Current year update
See the “Recent Events – Impacts of COVID-19” section above for a description of the COVID-19 impact on our Gaming business segment, which continues to have an adverse effect on our results of operations and cash flows into 2021 and as COVID-19 mitigation measures continue to be implemented and enforced. In addition to the adverse effect of COVID-19, we anticipate further declines in our gaming operations, systems, products and services revenues due to certain large Canadian contracts that were completed in 2019. Further challenges include: (1) a replacement market that remains unpredictable given several large customer consolidations; (2) fewer casino openings and expansions; (3) continued competition for new systems, gaming operations, gaming machines and table products businesses; and (4) other economic and regulatory pressures that affect our business operations globally. Additionally, our Gaming operations installed base at period end has declined for both U.S. and Canada and International markets from 33,585 and 33,744 in 2018 to 30,105 and 32,061 in 2020, respectively. Gaming operations generated 36%, 34% and 35% of total Gaming segment revenues for 2020, 2019 and 2018, respectively. While our new Gaming business segment leadership team has developed a strategy to reverse this trend, the implementation of such strategy and reversal of this trend and decline in our Gaming operations installed base at period end is expected take longer than a year.
Our 2021 Gaming revenues are expected to benefit from a rebate of value added tax in the U.K. from a tax ruling made in 2020 (“U.K. VAT rebate”). We believe we will be entitled to such rebates as the previous tax position impacted our historical contractual gaming revenue for certain of our U.K. LBO server-based gaming customers. While the total amount and timing of the U.K. VAT rebate is currently uncertain and dependent on claim submissions by our customers and government approvals, all of which are outside of our control, we estimate that we could be entitled to up to $60 million.
Year Ended December 31, 2020 Compared to Year Ended December 31, 2019
Results of Operations and Key Performance Indicators

1 - The year ended December 31, 2019 includes $10 million in IP charges paid by the SciPlay business segment, which are no longer being paid as of May 7, 2019 in connection with the IP License Agreement.
Revenue

(in millions)	Year Ended December 31,		Variance
	2020	2019	2020 vs. 2019
Revenue:
Gaming operations	$332	$597	$(265)	(44)%
Gaming machine sales	312	609	(297)	(49)%
Gaming systems	171	295	(124)	(42)%
Table products	111	247	(136)	(55)%
Total revenue	$926	$1,748	$(822)	(47)%

F/X impact on revenue	$3	$(14)	$17	121%

	Year Ended December 31,		Variance
	2020	2019	2020 vs. 2019
KPIs:
U.S. and Canada units:
Installed base at period end	30,105	31,486	(1,381)	(4)%
Average daily revenue per unit	$23.57	$38.67	$(15.10)	(39)%

International units(1):
Installed base at period end	32,061	34,370	(2,309)	(7)%
Average daily revenue per unit	$5.07	$10.57	$(5.50)	(52)%

Gaming machine sales:
U.S. and Canada new unit shipments	9,987	19,512	(9,525)	(49)%
International new unit shipments	12,591	10,810	1,781	16%
Total new unit shipments	22,578	30,322	(7,744)	(26)%
Average sales price per new unit	$12,178	$17,343	$(5,165)	(30)%
(1) Excludes the impact of game content licensing revenue.
All of our 2020 Gaming revenue was negatively impacted by the COVID-19 disruptions that resulted in temporary closures and/or reduced operating capacity of a substantial number of gaming operations establishments in various jurisdictions globally, as described in the “Recent Events – Impact of COVID-19” section above. As gaming establishments began to reopen in June and openings have continued through the year, demand has steadily increased and is expected to continue into 2021. The continuation of social distancing measures that were implemented and still being enforced in many jurisdictions (including substantial reductions of maximum floor capacities, table play customer limitations and reduction of slot machines available for play) have had and are expected to continue to have a negative impact on our Gaming revenue until casino operators are able to return to normal operations. The mitigation measures are expected to continue for an indeterminate amount of time and we expect to continue to see the impacts on our Gaming segment into 2021.
During the three months ended December 31, 2020, Gaming revenues compared to the three months ended September 30, 2020, increased in Gaming operations from $92 million to $105 million representing a 14 percent increase, in Gaming machine sales from $71 million to $96 million representing a 35 percent increase, and in Gaming systems from $43 million to $56 million representing a 30 percent increase due to continued opening of gaming operations from previous shutdowns and increased customer traffic demonstrating the significant fluctuations caused by COVID-19 business disruptions during the year.
Gaming Operations
Gaming operations revenue decreased compared to the prior year primarily due to the COVID-19 disruptions (including fixed fee arrangement concessions granted) described above which was the driving factor in a 1,381-unit decrease in the U.S. and Canada ending installed base and a 2,309-unit decrease in the International ending installed base and both domestic and International average daily revenues per unit.
Gaming Machine Sales
Gaming machine sales revenue decreased compared to the prior year primarily due to the impact of COVID-19 as described above driving lower unit shipments primarily in replacement unit sales, coupled with decreases in the average sales price per unit reflecting a less favorable mix of Gaming machine sales.
The following table summarizes Gaming machine sales changes:

	Year Ended December 31,		Variance
	2020	2019	2020 vs. 2019
U.S. and Canada unit shipments:
Replacement units	5,957	14,290	(8,333)	(58)%
Casino opening and expansion units	4,030	5,222	(1,192)	(23)%
Total unit shipments	9,987	19,512	(9,525)	(49)%

International unit shipments:
Replacement units	12,010	10,616	1,394	13%
Casino opening and expansion units	581	194	387	199%
Total unit shipments	12,591	10,810	1,781	16%
Gaming Systems
Gaming systems revenue decreased primarily due to the COVID-19 disruptions described above resulting in fewer installations of new CMSs on fewer casino openings and expansions, lower hardware sales, lower systems maintenance revenue reflective of customer concessions granted during the COVID-19 shutdowns, and lower iVIEW installations due to certain Canadian contracts that were completed in the prior year.
Operating Expenses
The decrease in operating expenses is primarily due to lower cost of revenue correlated with the decrease in total revenue (as described above), which was partially offset by: (1) a $48 million increase of inventory valuation charges to Cost of product sales, (as described above and in Note 7), and (2) $20 million increase in Restructuring and other charges. Additionally, the year ended December 31, 2020 includes a $54 million in goodwill impairment charge and a $54 million charge related to allowance for credit losses, which reflects actual and forecasted credit deterioration primarily due to the COVID-19 disruptions coupled with the impacts of foreign exchange and the worsening of the expected credit position in our Latin America receivables portfolio specifically (see Note 6).
AEBITDA
AEBITDA decreased by $618 million or 71 percent primarily due to lower revenues as a result of COVID-19 disruptions, coupled with charges to allowance for credit losses and inventory during the year ended 2020 described above. AEBITDA margin for the year ended 2020 comparable period decreased by 22.8 percentage points to 27%.

AEBITDA for the three months ended December 31, 2020 compared to the three months ended September 30, 2020, increased from $77 million to $105 million representing an increase of 36 percent due to continued opening of gaming operations from previous shutdowns and increased customer spending coupled with lower operating expenses.
LOTTERY
The Lottery segment is primarily comprised of our instant product business, systems-based services and product sales business. Our systems-based services and product sales business provide customized computer software, software support, equipment and data communication services, sports wagering systems and keno to lotteries. In the U.S., we typically provide the necessary POS terminals and equipment, software and maintenance services on a Participation basis under contracts that typically have an initial term of at least five years. Internationally, we typically sell POS terminals and/or computer software to lottery authorities and may provide ongoing fee-based systems maintenance and software support services.
Our instant products business generates revenue from the manufacture and sale of instant products, and the provision of value-added services such as game design, sales and marketing support, specialty games and promotions, inventory management, warehousing, fulfillment services, and full instant product category management administered through our SGEP program. In addition, we provide licensed games, promotional entertainment and internet-based marketing services to the lottery industry. These revenues are presented as instant products revenue.
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

We market instant lottery products and related services to U.S. and international lotteries and commercial customers. We supply instant lottery products to 40 of the 46 U.S. jurisdictions that sell instant lottery products and have sold instant lottery products to customers in approximately 50 countries. Our U.S. instant lottery product contracts customarily have an initial term of three to five years and frequently include multiple renewal options for additional periods ranging from one to five years, which our customers have generally exercised in the past. We usually sell our instant lottery products on a PPU (meaning instant products sold to customer at a fixed price per unit) or Participation basis. Certain of our international customers purchase instant lottery products as needed rather than under multi-game supply contracts.
We provide lotteries with access to some of the world’s most popular entertainment brands on lottery products, which we believe helps increase our customers’ instant product sales. Our licensed entertainment brands include JAMES BOND, WILLY WONKATM, MONOPOLY, LOTERIATM, and SLINGO®. We also provide branded merchandise, advertising, promotional support, drawing management services and prize fulfillment programs. In addition, we offer lotteries interactive marketing services through our Loyalty Plus program which features players clubs, reward programs, second chance promotional websites, interactive games and subscription systems that enable players to purchase lottery games securely over the internet.
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
We have equity investments in LNS, Northstar New Jersey, Hellenic Lotteries, CSG and GLB, which entities operate or assist in the operation of lotteries. We are also the primary provider of instant lottery products to LNS and Northstar New Jersey and the exclusive provider of instant lottery products to Camelot Illinois, LLC and Hellenic Lotteries. Additional information regarding certain of our equity investments is included in Note 12.
Current year update
See “Business Overview – Highlights, including recent developments – Impacts of COVID-19” section above for a description of the COVID-19 impact on our Lottery business segment, which had an adverse effect on our 2020 results of operations and cash flows, but began to recover during the latter half of 2020 as results began to reflect increased revenues in our Lottery system sales. In addition to the adverse effects of COVID-19, we believe we will continue to face intense price-based competition in our Lottery business in 2021 and potentially beyond. In the near term, we also expect to see an increase in the number of jurisdictions that seek to privatize or outsource lottery operations and to face strong competition from both traditional and new competitors with respect to these opportunities. We anticipate that lottery requests for proposals, specifically those for private management agreements and certain of our international customers, could increasingly include terms that expose us to increased risk, such as requiring the guarantee of specific income thresholds or significant upfront payments.
Year Ended December 31, 2020 Compared to Year Ended December 31, 2019
Results of Operations and Key Performance Indicators

Revenue

(in millions)	Year Ended December 31,		Variance
	2020	2019	2020 vs. 2019
Revenue:
Instant products	$579	$588	$(9)	(2)%
Lottery systems	339	323	16	5%
Total revenue	$918	$911	$7	1%

F/X impact on revenue	$2	$(10)	$12	120%
The increase in total revenue is due to higher Lottery systems equipment sales of $16 million primarily due to increased international systems sales, partially offset by decreased Instant ticket sales revenue of $9 million due to the negative impact from COVID-19 disruptions on the first half of the year.
Operating Expenses
Operating expenses remained constant primarily due to increased costs of sales of $8 million correlated with increased equipment sales offset by lower operating expenses as a result of austerity measures implemented to reduce costs.
AEBITDA
AEBITDA decreased by $15 million or 4 percent primarily due to the impact of COVID-19 disruptions on our joint ventures driven by NorthStar New Jersey and LNS, partially offset by austerity measures implemented to reduce costs. AEBITDA margin decrease was 2 percentage points. Lower joint venture EBITDA contributed 3 percentage points of the decline while lower operating expenses increased the AEBITDA margin by 1 percentage.
SCIPLAY
Our SciPlay business segment is a leading developer and publisher of social games on mobile and web platforms. SciPlay currently offers seven core games, including social casino games Jackpot Party Casino, Gold Fish Casino, Hot Shot Casino and Quick Hit Slots, and casual games MONOPOLY Slots, Bingo Showdown and 88 Fortunes Slots and recently added a solitaire social game as a part of the Come2Play acquisition. SciPlay’s social casino games typically include slots-style game play and occasionally include table games-style game play, while SciPlay’s casual games blend slots-style or bingo game play with adventure game features. All of SciPlay’s games are offered and played on multiple platforms, including Apple, Google, Facebook, Amazon, and the Microsoft platform. In addition to SciPlay’s internally created games, SciPlay’s content library includes recognizable, real-world slot and table games content from SGC. This content allows players who like playing land-based slot machines to enjoy some of those same titles in SciPlay’s free-to-play games. SciPlay has access to SGC’s library of more than 1,500 iconic casino titles, including titles and content from third-party licensed brands such as MONOPOLY, JAMES BOND, THE FLINTSTONES, MICHAEL JACKSON, and PLAYBOY.
We generate substantially all of our revenue from the sale of virtual coins, chips and bingo cards which players can use to play our games. Players who install our games receive free virtual coins, chips and bingo cards upon the initial launch of the game and additional free virtual coins, chips and bingo cards at specific time intervals. Players may exhaust the virtual coins, chips and bingo cards that they receive for free and may choose to purchase additional virtual coins, chips and bingo cards in order to extend their time of game play. Once obtained, virtual coins, chips and bingo cards (either free or purchased) cannot be redeemed for cash nor exchanged for anything other than game play within our apps. We distribute our games through various global social web and mobile platforms such as Facebook, Apple, Google, Amazon, Microsoft, and other web and mobile platforms. The games are primarily our WMS®, Bally®, Barcrest®, and SHFL® branded games. We offer both third-party branded games and original content.
Current year update
While the COVID-19 disruptions did not negatively affect SciPlay’s results (see the “Business Overview – Highlights, including recent developments – Impacts of COVID-19” section above), sustained consumer unease, lower discretionary spending and shelter-in-place orders may impact SciPlay’s results of operations in 2021. SciPlay experienced an increase in nearly all key performance indicators and revenue beginning in March 2020 and continuing through the end of 2020, which is partially due to the stay at home measures and increased player free time. The increase in paying players is also a result of significant game enhancements that have enabled SciPlay to attract and retain new players. The new players are highly engaged, and could continue to drive increases in key performance indicators, as they continue to be active paying players following the easing of COVID-19 restrictions. Many of SciPlay’s current and potential players may have more free time to play games, however, they could also experience sustained consumer unease and have lower discretionary income.
During the first half of 2020, SciPlay deployed significant updates across a number of portfolio games, and continued testing in certain international markets. SciPlay expects to deploy further updates to games in future periods and to continue testing in international markets. We also continue to see the trend of players migrating from web to mobile platforms, which is expected to continue through 2021 and beyond.

On June 22, 2020, SciPlay completed the acquisition of the privately held mobile and social game company Come2Play (see Note 9), which expanded and diversified SciPlay’s existing portfolio of social games. As a result of this acquisition we now offer a solitaire social game targeted towards casual game players on the same platforms in which we currently offer our existing games. We currently plan to launch an additional casual game in 2022.
Year Ended December 31, 2020 Compared to Year Ended December 31, 2019
Results of Operations and Key Performance Indicators

1 - The year ended December 31, 2019 includes charges of $10 million for intellectual property royalties paid to the Gaming business segment, which are no longer being paid as of May 7, 2019 in connection with the IP License Agreement.

Revenue

(in millions, except ARPDAU)	Year Ended December 31,		Variance
	2020	2019	2020 vs. 2019
Revenue:
Mobile	$506	$391	$115	29%
Web and other	76	75	1	1%
Total	$582	$466	$116	25%

KPIs:
Mobile Penetration(1)	87%	83%	4 pp	nm
Average MAU(2)	7.4	8.0	(0.6)	(8)%
Average DAU(3)	2.7	2.7	—	—%
ARPDAU(4)	$0.60	$0.48	$0.12	25%
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
Mobile platform revenue increased $115 million or 29 percent primarily due to increased player engagement as a result of the stay at home measures across North America and other regions and ongoing popularity of Jackpot Party Casino, Gold Fish Casino, Quick Hits Slots, and MONOPOLY Slots.
The increase in mobile penetration percentage primarily reflects a continued trend of players migrating from web to mobile platforms to play our games.
Average MAU decreased and average DAU stayed relatively flat due to the turnover in users while paying users stayed consistent. Consequently, ARPDAU increased due to stay at home measures across North America and other regions, introduction of new content and features, and ongoing popularity of our games.
Operating Expenses
Operating expenses increased by $38 million primarily due to a $36 million increase primarily related to salaries and benefits, stock-based incentive compensation related to the attainment of higher performance metrics and professional services fees coupled with a $27 million increase in cost of revenue correlated with revenue growth which were partially offset by a $10 million decrease in IP charges paid to the Gaming business segment, which ended as of May 7, 2019 in connection with the IP License Agreement.
AEBITDA
AEBITDA increased by $67 million or 55 percent primarily due to continued growth in revenue (as described above) and improved operating leverage while AEBITDA margin increased by 6.1 percentage points to 32.4%.
DIGITAL
Our Digital segment provides a comprehensive suite of digital iGaming, iLottery and sports betting solutions and services, including digital RMG and sports wagering solutions, distribution platforms, content, products and services. A portion of our Digital revenue consists of professional services related to highly customized software design, development, licensing, maintenance and support services, which are derived from a comprehensive suite of technology solutions. These technology solutions allow our customers to operate sports books, which can offer sport (or non-sport) events and betting markets across both fixed-odds and pari-mutuel betting styles. We also provide the Open Platform System which offers a wide range of reporting and administrative functions and tools providing operators full control over all areas of digital gaming operations. Additionally, we derive revenue from our content aggregation platforms, including Open Gaming System (OGS), remote gaming servers, and various other platforms, which can deliver a wide spectrum of internally developed and branded casino-style games and popular third-party provider casino-style games to gaming operators. Generally, we host the play of our game content on our centrally-located servers that are integrated with the online casino operators’ websites.
Current year update

The initial negative impacts of COVID-19 on Sports and platform revenue were fully offset by increases in license revenue associated with license renewals of certain existing key customers and Gaming revenue that benefited from increased free time and stay at home measures. We continue to expand our customer base and capitalize on both iGaming and sports opportunities in the U.S. by leveraging our industry leading platforms, content and solutions. While we believe that we are well positioned and continue to successfully expand our customer base and capitalize on U.S. sports-betting markets, we see increased level of competition and expect that such competition will intensify.
Year Ended December 31, 2020 Compared to Year Ended December 31, 2019
Results of Operations

Revenue

(in millions)	Year Ended December 31,		Variance
	2020	2019	2020 vs. 2019
Revenue:
Sports and platform	$127	$119	$8	7%
Gaming and other	171	156	15	10%
Total revenue	$298	$275	$23	8%

F/X impact on revenue	$1	$(12)	$13	nm

KPI:
Gaming
Wagers processed through OGS (in billions)	$51	$36	$15	42%

nm = not meaningful.
Overall Digital revenue increased by $23 million or 8 percent primarily due to a cancellation fee associated with certain legacy agreements that were modified in the first quarter of 2020, higher license revenue from key customer renewals related to Sports and platform ($10 million which will not be recurring in 2021 as all key customer contracts are not due to renew until 2022 and after) and increase in Gaming and other revenues. The increase in Gaming and other revenue was partially offset by exiting certain legacy service lines, which resulted in a decrease of $11 million.
Operating Expenses and AEBITDA
Operating expenses increased primarily due to higher costs of revenue correlated with the increase in revenue. AEBITDA increased by $25 million or 40 percent primarily due to the increase in Gaming and other revenue which was driven by increased free time and stay at home measures, as noted above, coupled with increased Sports and platform revenue which was partially driven by the impact of license revenue associated with license renewals of certain existing customers. AEBITDA margin for the year ended December 31, 2020 increased by 6.6 percentage points to 30%.
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

CRITICAL ACCOUNTING ESTIMATES
Information regarding significant accounting policies is included in Note 1 and in the relevant sections of applicable Notes. As stated in Note 1, the preparation of financial statements in accordance with U.S. GAAP requires management to make estimates and assumptions that affect the reported amounts of assets, liabilities, revenue and expenses, and related disclosure of contingent assets and liabilities. Management bases its estimates on historical experience and on various assumptions that are believed to be reasonable under the circumstances, the results of which form the basis for making judgments about the carrying values of assets and liabilities that are not readily apparent from other sources. Actual results may differ from these estimates. We believe that the estimates, assumptions, and judgments involved in the following accounting policies have the greatest potential impact on our consolidated financial statements:
•Business combinations;
•Revenue recognition;
•Inventory valuation;
•Allowance for credit losses;
•Goodwill and other indefinite-lived intangibles, long-lived assets and finite-lived intangible assets - impairment assessment;
•Income taxes; and
•Legal contingencies.
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
Revenue Recognition
Our revenue recognition policies described in Note 3 require us to make significant judgments and estimates. The guidance requires that we apply judgments or estimates to determine the performance obligations, the stand-alone selling prices of our performance obligations to customers, and the timing of transfer of control of the respective performance obligations. The evaluation of each of these criteria in light of contract specific facts and circumstances is inherently judgmental, but certain judgments could significantly affect the timing or amount of revenue recognized if we were to reach a different conclusion than we have. The critical judgments we are required to make in our assessment of contracts with customers that could significantly affect the timing or amount of revenue recognized are:
•Contracts with Multiple Promised Goods and Services - because we enter into contracts with customers that involve promises to transfer multiple products and services, the determination of the distinct performance obligations in contracts with multiple promises requires significant judgment. Our total gaming systems, lottery systems and Digital revenue that often contain multiple promised goods and services was $433 million for the year ended December 31, 2020, or approximately 16 percent of consolidated revenue, a portion of which would not be recognized if we had reached a different conclusion.
•Determination of stand-alone selling prices - the guidance requires that we determine the stand-alone selling price for our goods and services as a basis for allocating the transaction price to the identified distinct performance obligations in our contracts with customers. Because we often bundle the selling price for multiple promised goods or services or we may license systems for which the solutions we provide are highly customized and therefore the prices we charge are variable, the determination of a stand-alone selling price or the relative range may require significant judgment. Our total gaming systems, lottery systems and Digital revenue that could be subject to this judgment and thus allocated to distinct performance obligations differently was a portion of $433 million for the year ended December 31, 2020, or approximately 16 percent of consolidated revenue.
•Transfer of control in Lottery POS contracts - the guidance requires that we recognize revenue when or as control over a performance obligation transfers to a customer. In instant products contracts under POS terms, instant products are delivered to lottery customers, but we retain the risk of such inventory until retail sales of such tickets takes place. Because those shipments are to a lottery-controlled warehouse and we do not have the ability to direct the use of such instant products subsequent to this delivery, we have determined that control transfers upon delivery. This conclusion requires the use of judgment. If we concluded that control transferred upon retail sales when the end customer obtained control over the instant tickets, the revenue that could be subject to decrease would be a portion of $93 million for the year ended December 31, 2020, or approximately 3 percent of consolidated revenue.
Inventory Valuation
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
During the years ended December 31, 2020, 2019, and 2018, we recorded $48 million, $9 million, and $20 million, respectively, in charges related to inventory in our Gaming business segment. The 2020 charges are primarily due to the COVID-19 disruption impacting future demand combined with a continuing reassessment of our Gaming products strategy by the new Gaming business segment leadership. The total Gaming business segment net inventory as of December 31, 2020 was $124 million.
See Note 7 for additional information.
Allowance for Credit Losses
Following the adoption of ASC 326 on January 1, 2020, the receivables allowance for credit losses are recognized based on our best estimate of the amount of expected credit losses in our existing receivables over the contractual term. Such an estimate requires consideration of any relevant available information, which begins with historical credit loss experience, consideration of current and expected conditions and market trends (such as general economic conditions, other microeconomic and macroeconomic considerations (including foreign currency impacts), geography, etc.) and reasonable and supportable forecasts that could impact the collectability of such receivables over the contractual term individually or in the aggregate. Based on these risk factors, we place our customers in different tranches to determine which customers should be assessed on an individual basis and which customers should be assessed on a more general basis. Any changes in circumstances relating to these factors could result in material increase or decrease to our receivables allowance for credit losses and such changes could be material, particularly impacting our Gaming segment receivables.
Unfavorable economic conditions exacerbated by COVID-19 impacted and could continue to impact the timing and amount of cash receipts from our Gaming customers. Additionally and as described in Note 6, we have certain concentrations of outstanding Gaming segment receivables, primarily in the LATAM region where we historically provided extended payment term financing for product purchases, as is a common industry practice. These factors (including any future changes) collectively may increase our collection risks and materially impact our estimate of receivables allowance for credit losses. We increased our allowance for credit losses by $56 million for the year ended December 31, 2020. This increase was primarily related to specific Gaming customers in LATAM as certain of those customers had extended payment term financing, and/or were particularly affected by COVID-19 prolonged closures of gaming operations establishments generally and credit deterioration from macroeconomic conditions of the region, including foreign currency impacts.
We had a total of $380 million in Gaming segment receivables, net as of December 31, 2020 of which $54 million relates to the LATAM region. See Note 6 for additional information.
Goodwill and other indefinite-lived intangibles - impairment assessment
We allocate goodwill to reporting units based on the reporting unit expected to benefit from the business combination. We evaluate our reporting units on at least an annual basis and, if necessary, reassign goodwill using a relative fair value allocation approach. We have ten reporting units: Instant Products, U.S. Lottery Systems, International Lottery Systems, SG Gaming, legacy U.K. Gaming, Casino Management Systems, Table Products, SciPlay, Digital sports and platform and Digital gaming and other. Goodwill is tested for impairment at the reporting unit level (operating segment or one level below an operating segment) annually on October 1 and between annual tests if an event occurs or circumstances change that would more likely than not reduce the fair value of a reporting unit below its carrying value. These events or circumstances could include a significant change in the business climate, legal factors, operating performance indicators, competition, or sale or disposition of a significant portion of a reporting unit.
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
We performed our annual goodwill impairment test as of October 1, 2020 using both a quantitative assessment (for our Gaming and Digital segments reporting units and International lottery systems reporting unit) and a qualitative assessment (for our Instant product and SciPlay reporting units). The test results for all reporting units for which we performed a quantitative assessment indicated the fair values significantly exceeded (greater than 20%) the carrying value.
As described in the “Business Overview – Highlights including recent developments – Impacts of COVID-19” section above, the COVID-19 pandemic has had and continues to have an adverse effect on our results of operations, cash flows and financial condition and has resulted in significant volatility in global markets. While our 2020 annual goodwill impairment test did not indicate impairment, continued uncertainty as to the ultimate impact of the COVID-19 disruptions and pace of recovery described above, we believe there to be an elevated risk of goodwill impairment for the Gaming segment reporting units if the adverse impact of the disruptions or overall recovery for our Gaming reporting units sustains over an extended period of time.
The following table summarizes goodwill balances and cushions (excess of fair value over carrying value) based on the latest annual goodwill test for all of our Gaming segment reporting units:

Reporting Unit	December 31, 2020 Goodwill Balance (in millions)	FY 2020 Goodwill Testing Percentage Cushion
SG Gaming	$1,097	32%
U.K. Gaming	129	24%
Casino Management Systems	560	42%
Table Products	639	45%
Discounted cash flow analysis requires significant judgments, including estimation of future cash flows, which is dependent on internal forecasts, estimation of the long-term rate of growth for our business, the relative risk of achieving those cash flows, and determination of our weighted average cost of capital, all of which are subject to overall uncertainty about the magnitude and duration of the COVID-19 disruptions. When using the market approach, we make judgments about the comparability of publicly traded companies engaged in similar businesses or public transactions information for similar businesses. We base our judgments on factors such as size, growth rates, profitability, risk, and return on investment. We also make judgments when adjusting market multiples of revenue, and earnings for these companies to reflect their relative similarity to our business. Specifically, our annual goodwill impairment test as of October 1, 2020, included our estimated impacts of COVID-19 disruptions, which for our Gaming segment reporting units assumed returning cash flows to a normal level in 2023, using market multiples for 2023 and assigning more weight to the income approach. Our analysis also includes comparison of our reporting units' total estimated fair values to the total enterprise value and assessing the implied control premium, supporting the reasonableness of our concluded estimated fair values determined under the combination of income and market approaches as of our testing date.
Q1 2020 Legacy U.K. Gaming Impairment Charge

A substantial portion of our legacy U.K. Gaming reporting unit revenue comes from Ladbrokes Coral Group (acquired by Entain (formerly GVC Holdings PLC) in March 2018), which operates LBOs in the U.K. On April 1, 2019, the maximum stakes limit on fixed-odds betting terminals was reduced from £100 to £2. As a result of this change, LBO operators began to rationalize their retail operations, which among other measures has included closure of certain LBO shops. Consequently, as of October 1, 2019, we concluded that an elevated risk of goodwill impairment existed for our legacy U.K. Gaming reporting unit as adverse changes in projections for future operating results or other key assumptions, such as projected revenue, profit margin, capital expenditures or cash flows associated with investments included in that reporting unit could lead to future goodwill impairments.
During the first quarter of 2020, we determined that the COVID-19 disruptions reached a level that triggered a quantitative test for our legacy U.K. Gaming reporting unit. Accordingly, we performed a quantitative impairment test by comparing the fair value of our legacy U.K. Gaming reporting unit to its carrying value, including goodwill. The fair value of our legacy U.K. Gaming reporting unit was determined using a combination of both an income approach, based on the present value of discounted cash flows, and a market approach. Due to market volatility and limited market data points specific to the nature of our legacy U.K. Gaming reporting unit operations, we placed greater weight on the income approach than on the market approach. As a result of this analysis, we recognized a partial impairment charge totaling $54 million during the first quarter of 2020, which is the amount by which the carrying value exceeded the estimated fair value.
We test our other indefinite-lived assets annually for impairment in the fourth quarter of each fiscal year, or more frequently if events or changes in circumstances indicate that it is more likely than not that the fair value of an indefinite-lived asset is less than its carrying value or when circumstances no longer continue to support an indefinite useful life. An impairment test may be qualitative or quantitative, depending on the circumstances. When a quantitative test is performed, fair value is determined using a discounted cash flow approach where projections of future cash flows generated by those assets are discounted using an estimated discount rate. We estimate the fair value of our indefinite-lived assets using the relief-from-royalty method, which uses several significant assumptions, including an assumed royalty rate, revenue projections that consider both historical and estimated future results, general economic and market conditions, and the impact of planned business and operational strategies. If the indicated fair value of the indefinite-lived asset exceeds its carrying value, the asset is not considered impaired. In the event that the fair value of the indefinite-lived asset is less than its carrying value, the difference is recorded as an impairment charge.
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
LIQUIDITY, CAPITAL RESOURCES AND WORKING CAPITAL
Cash and available liquidity
As of December 31, 2020, our principal sources of liquidity, other than cash flows provided by operating activities, were cash and cash equivalents, including SciPlay cash and cash equivalents (for our SciPlay business segment), and amounts available under the SciPlay Revolver (for our SciPlay business segment) discussed below under “Credit Agreement and Other Debt”.
The following table summarizes our cash and available revolver capacity as of December 31, 2020:

(in millions)	SGC (excluding SciPlay)	SciPlay	Total
Cash and cash equivalents	$747	$269	$1,016
Revolver capacity	650	150	800
Revolver capacity drawn or committed to letters of credit	(547)	—	(547)
Total	$850	$419	$1,269
On May 7, 2019, SciPlay completed an IPO for an 18.0% minority interest in our Social gaming business, after giving effect to the underwriters’ partial exercise of their over-allotment option on June 4, 2019. We received $312 million in net proceeds from the offering (net of $30 million used by SciPlay to pay the offering fees and the balance retained by SciPlay for general corporate purposes). Subsequent to the IPO, SciPlay Holding Company, LLC (“SciPlay Holding”), a subsidiary of SciPlay, entered into a $150 million revolving credit agreement that matures in May 2024. These proceeds enabled us to reduce our revolving credit facility and other debt in 2019. In 2018, the amount of dividends declared and paid by SciPlay to SG Gaming was $77 million. At this time, we do not expect SciPlay to declare or pay any cash dividends, other than tax distributions and certain cash distributions related to the impact of taxes pursuant to the TRA, of which payments totaling $15 million were made for the year ended December 31, 2020.
Sources of liquidity
As of December 31, 2020, we had a total revolver net undrawn revolver balance of $253 million that remains available for future needs if necessary. During 2020 we drew $530 million under SGI’s revolving credit facility and repaid $190 million. In February of 2021, we made voluntary payment of $100 million on SGI’s revolving credit facility.

On May 8, 2020, the Company and the requisite lenders under SGI’s revolving credit facility entered into the Credit Agreement Amendment that, among other things, implements a financial covenant relief period through the end of the quarter ending March 31, 2021. The Covenant Relief Period was subsequently extended to March 31, 2022 on October 8, 2020. See Note 1 for additional details regarding the Credit Agreement Amendment and Credit Agreement Extension Amendment.
On July 1, 2020, we completed the issuance of $550 million in aggregate principal amount of 8.625% senior unsecured notes due 2025 in a private offering and on July 17, 2020 we redeemed all $341 million of our outstanding 2021 Notes (see above and Note 15).
Total cash held by our foreign subsidiaries was $173 million and $112 million as of December 31, 2020 and December 31, 2019, respectively. We believe that substantially all cash held outside the U.S. is free from legal encumbrances or similar restrictions that would prevent it from being available to meet our global liquidity needs.
Our Gaming operations and Lottery systems businesses generally require significant upfront capital expenditures. For Gaming operations, to attract and retain gaming operations customers, we seek to develop and incorporate the newest technology within our equipment and products, which may require additional capital expenditures. Similarly, in connection with a renewal or bid of a Lottery systems contract, a customer may seek to obtain new equipment or impose new service requirements, which may require upfront capital expenditures in order to retain or win the contract. For additional information regarding our cash needs and related risks, see “Risk Factors” under Part I, Item 1A.
Our Lottery segment’s ability to generate revenue and continue to procure new contracts will depend on, among other things, our then present liquidity levels or our ability to obtain additional financing on commercially reasonable terms, which were negatively affected by the COVID-19 pandemic. If we do not have adequate liquidity or are unable to obtain financing for these upfront cash payments on favorable terms or at all, we may not be able to bid on certain contracts, which could restrict our ability to grow and have a material adverse effect on our results of operations, cash flows and financial condition.
Our ability to make payments on and to refinance our indebtedness and other obligations depends on our ability to generate cash in the future. From time to time we have also repurchased or otherwise retired or refinanced our debt, through our subsidiaries or otherwise, and may continue to do so in the future. Such activities, if any, will depend on prevailing market conditions, contractual restrictions and other factors, and the amounts involved may or may not be material. If we need to refinance all or part of our indebtedness at or before maturity, we cannot assure that we will be able to obtain new financing or to refinance any of our indebtedness on commercially reasonable terms or at all. In the event we pursue significant acquisitions or other expansion opportunities, conduct significant repurchases of our outstanding securities or refinance or repay existing debt, we may need to raise additional capital either through the public or private issuance of equity or debt securities or through additional borrowings under our existing or additional financing arrangements, which sources of funds may not necessarily be available on terms acceptable to us, or at all. For additional information regarding our cash needs and related risks, see “Risk Factors” under Part I, Item 1A.
In addition, U.S. lottery customers generally require service providers to provide performance bonds in connection with the relevant contract. As of December 31, 2020, our outstanding performance bonds totaled $253 million. Our ability to obtain performance bonds on commercially reasonable terms is subject to our financial condition and prevailing market conditions, which may be impacted by economic and political events. Although we have not experienced difficulty in obtaining such bonds to date, we cannot assure that we will continue to be able to obtain performance bonds on commercially reasonable terms, or at all. For additional information regarding our surety or performance bonds in connection with our contracts, see “Risk Factors” under Part I, Item 1A.
Cash Flow Summary

(in millions)	Year Ended December 31,		Variance
	2020	2019	2020 vs. 2019
Net cash provided by operating activities	$471	$546	$(75)
Net cash used in investing activities	(173)	(263)	90
Net cash provided by (used in) financing activities	463	(129)	592
Effect of exchange rates on cash, cash equivalents and restricted cash	7	1	6
Increase in cash, cash equivalents and restricted cash	$768	$155	$613
Year Ended December 31, 2020 Compared to Year Ended December 31, 2019
Cash flows from operating activities
Net cash provided by operating activities decreased in 2020 primarily due to lower cash earnings impacted by the

COVID-19 business disruptions. The changes in our working capital accounts for the year ended December 31, 2020 were primarily driven by the following:
•$121 million favorable change in receivables due to timing of collections and lower billing primarily associated with Gaming segment receivables;
•$14 million favorable change in inventory due to timing of orders and shipments;
•$35 million unfavorable change in other current assets and liabilities primarily related to increases in various prepaid expenses and timing of contract assets and liabilities;
•$60 million favorable change in accounts payable and accrued liabilities primarily as a result of the timing of expenditures.
Cash flows from investing activities
Net cash used in investing activities decreased primarily due to lower capital expenditures and proceeds received from the sale of certain properties in Chicago, which was partially offset by SciPlay’s acquisition of Come2Play. Capital expenditures are composed of investments in systems, equipment and other assets related to contracts, property and equipment, intangible assets and software.
Cash flows from financing activities
Net cash provided by financing activities increased primarily due to the $340 million net draw on SGI’s revolving credit facility, while the prior year included $342 million in proceeds from the sale of SciPlay common stock, which were partially offset by $253 million in net payments on long-term debt and $23 million in debt issuance, deferred financing and offering costs. Additionally, during 2020, we received net proceeds of $543 million from the issuance of 2025 Senior Unsecured Notes partially offset by $1 million in debt issuance and offering costs and $341 million in net payments for the redemption of the 2021 Notes.
Credit Agreement and Other Debt
For additional information regarding our credit agreement and other debt, interest rate risk and interest rate hedging instruments, see “Contractual Obligations” in this Item 7 below, in Part II, Item 7A “Quantitative and Qualitative Disclosures About Market Risk” and in Note 15 and Note 16.
Off-Balance Sheet Arrangements
As of December 31, 2020, we did not have any significant off-balance sheet arrangements, as defined in Item 303(a)(4)(ii) of Regulation S-K.
Contractual Obligations
Our contractual obligations and commercial commitments principally include obligations associated with our outstanding indebtedness, contractual purchase obligations and future minimum operating lease obligations and other long-term liabilities as set forth in the table below as of December 31, 2020:

(in millions)	Cash Payments Due In
	Total	Less than 1 year	1 - 3 years	4 - 5 years	More than 5 years
Debt, face value (1)	$9,407	$44	$89	$6,269	$3,005
Interest payments (2)	2,318	458	883	683	294
License royalty minimum guaranteed payments	178	45	74	59	—
Purchase obligations (3)	183	183	—	—	—
Operating leases (4)	116	30	44	27	15
Other obligations (5)	48	17	6	8	17
Total contractual obligations	$12,250	$777	$1,096	$7,046	$3,331

(1) See Note 15 for information regarding long-term and other debt, including $7 million related to certain revenue transactions presented as debt in accordance with ASC 470 and finance leases.
(2) Based on rates in effect on December 31, 2020.
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
Interest Rate Risk
As of December 31, 2020, the face value of long-term debt was $9,407 million, including $4,595 million of variable-rate obligations that fluctuate based on LIBOR (of which, $800 million is effectively fixed pursuant to interest rate swap contracts that mature in February 2022) (see Notes 15 and 16). See Note 1 for additional details on reference rate reform and ASU 2020-04 and ASU 2021-01, which impact (if any) is being evaluated. Assuming a constant outstanding balance for our variable-rate long term debt, a hypothetical 1% change in interest rates would result in interest expense changing by approximately $46 million. For the years ended December 31, 2020, 2019, and 2018, the average one-month LIBOR was 0.52%, 2.19%, and 2.18%, respectively. All of our interest rate sensitive financial instruments are held for purposes other than trading purposes. We have attempted to limit our exposure to interest rate risk by using interest rate swap contracts to mitigate interest rate risk associated with a portion of our variable-rate debt instruments. The objective of our interest rate swap contracts, which are designated as cash flow hedges of the future interest payments, is to eliminate the variability of cash flows attributable to the LIBOR component of interest expense to be paid on a portion of our variable-rate debt.
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
As of December 31, 2020, if these cross-currency interest rate swap agreements were ineffective, the fluctuations in the exchange rates between the Euro and the U.S. Dollar would impact the amount of U.S. Dollars that we would require to settle the Euro-denominated debt at maturity of these agreements. A hypothetical 10% change in the U.S. Dollar in comparison to the Euro exchange rate upon inception of the cross-currency interest rate swap would have increased/decreased our obligation to cash settle the exchanged principal portion in U.S. Dollars by approximately $46 million.
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
Fluctuations in the exchange rates between the Euro and the U.S. Dollar will impact the amount of U.S. Dollars that we will require to settle the 2026 Secured Euro Notes and 2026 Unsecured Euro Notes at maturity. A hypothetical 10% change in U.S. Dollar in comparison to the Euro as of December 31, 2020, would have increased/decreased our obligation to cash settle the principal portion of the 2026 Secured and Unsecured Euro Notes in U.S. Dollars by approximately $71 million.
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
Because of its inherent limitations, internal control over financial reporting may not prevent or detect misstatements. Also, projections of any evaluation of effectiveness to future periods are subject to the risk that controls may become inadequate because of changes in conditions, or that the degree of compliance with the policies or procedures may deteriorate. Management assessed the effectiveness of our internal control over financial reporting as of December 31, 2020. In making this assessment, we used the criteria set forth by the Committee of Sponsoring Organizations of the Treadway Commission (COSO) in Internal Control-Integrated Framework (2013). Based on our assessment we concluded that, as of December 31, 2020, our internal control over financial reporting was effective based on those criteria.
The effectiveness of our internal control over financial reporting as of December 31, 2020 has been audited by Deloitte & Touche LLP, our independent registered public accounting firm. Their report is included below.
Changes in Internal Control over Financial Reporting
There were no changes in our internal control over financial reporting during the quarter ended December 31, 2020 that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM
To the stockholders and the Board of Directors of Scientific Games Corporation
Opinion on Internal Control over Financial Reporting
We have audited the internal control over financial reporting of Scientific Games Corporation and subsidiaries (the “Company”) as of December 31, 2020, based on criteria established in Internal Control — Integrated Framework (2013) issued by the Committee of Sponsoring Organizations of the Treadway Commission (COSO). In our opinion, the Company maintained, in all material respects, effective internal control over financial reporting as of December 31, 2020, based on criteria established in Internal Control — Integrated Framework (2013) issued by COSO.
We have also audited, in accordance with the standards of the Public Company Accounting Oversight Board (United States) (PCAOB), the consolidated financial statements as of and for the year ended December 31, 2020, of the Company and our report dated March 1, 2021 expressed an unqualified opinion on those financial statements.
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
March 1, 2021

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

Information relating to our executive officers is included in Part I, Item 1 of this Annual Report on Form 10-K. The other information called for by this item is incorporated by reference to our definitive proxy statement relating to our 2021 annual meeting of stockholders, which will be filed with the SEC. If such proxy statement is not filed on or before April 30, 2021, the information called for by this item will be filed as part of an amendment to this Annual Report on Form 10-K on or before such date.
ITEM 11.    EXECUTIVE COMPENSATION
The information called for by this item is incorporated herein by reference to our definitive proxy statement relating to our 2021 annual meeting of stockholders, which will be filed with the SEC. If such proxy statement is not filed on or before April 30, 2021, the information called for by this item will be filed as part of an amendment to this Annual Report on Form 10-K on or before such date.
ITEM 12.    SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT AND RELATED STOCKHOLDER MATTERS
The information called for by this item is incorporated herein by reference to our definitive proxy statement relating to our 2021 annual meeting of stockholders, which will be filed with the SEC. If such proxy statement is not filed on or before April 30, 2021, the information called for by this item will be filed as part of an amendment to this Annual Report on Form 10-K on or before such date.
ITEM 13.    CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS, AND DIRECTOR INDEPENDENCE
The information called for by this item is incorporated herein by reference to our definitive proxy statement relating to our 2021 annual meeting of stockholders, which will be filed with the SEC. If such proxy statement is not filed on or before April 30, 2021, the information called for by this item will be filed as part of an amendment to this Annual Report on Form 10-K on or before such date.
ITEM 14.    PRINCIPAL ACCOUNTING FEES AND SERVICES
The information called for by this item is incorporated herein by reference to our definitive proxy statement relating to our 2021 annual meeting of stockholders, which will be filed with the SEC. If such proxy statement is not filed on or before April 30, 2021, the information called for by this item will be filed as part of an amendment to this Annual Report on Form 10-K on or before such date.

PART IV
ITEM 15.    EXHIBITS, FINANCIAL STATEMENT SCHEDULES

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM

To the stockholders and the Board of Directors of Scientific Games Corporation
Opinion on the Financial Statements
We have audited the accompanying consolidated balance sheets of Scientific Games Corporation and subsidiaries (the “Company”) as of December 31, 2020 and 2019, and the related consolidated statements of operations, comprehensive loss, stockholders’ deficit, and cash flows, for each of the three years in the period ended December 31, 2020, and the related notes and the schedule listed in the Index at Item 15 (collectively referred to as the “financial statements”). In our opinion, the financial statements present fairly, in all material respects, the financial position of the Company as of December 31, 2020 and 2019, and the results of its operations and its cash flows for each of the three years in the period ended December 31, 2020, in conformity with accounting principles generally accepted in the United States of America.
We have also audited, in accordance with the standards of the Public Company Accounting Oversight Board (United States) (PCAOB), the Company’s internal control over financial reporting as of December 31, 2020, based on criteria established in Internal Control - Integrated Framework (2013) issued by the Committee of Sponsoring Organizations of the Treadway Commission and our report dated March 1, 2021, expressed an unqualified opinion on the Company’s internal control over financial reporting.
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
Revenue — Refer to Note 3 to the financial statements
Critical Audit Matter Description
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
How the Critical Audit Matter Was Addressed in the Audit

Our audit procedures related to testing revenue contracts with higher contract values for the determination of performance obligations included the following, among others:
•We tested the effectiveness of management’s controls over:
–Preparation and review of accounting analyses
–Contract reviews to identify all promises and determine whether such promises are both capable of being distinct and distinct in the context of the contract such that they constitute performance obligations
–Salesperson certifications to determine whether side agreements exist or whether there were amendments to contracts with customers during the period.
•For selected contracts, we performed the following:
–Obtained contract documents, including master agreements, and other documents that were relevant to the contract
–Tested management’s identification of performance obligations by evaluating whether the promises were both capable of being distinct and distinct within the context of the contract, including reading the selected contracts and inquiring of certain of the Company’s accounting and operations personnel to understand the nature of the promises and how they are delivered to the customer
–Sent requests to customers for confirmation of key contract terms and compared responses to management’s analysis and inspected other correspondence between the customer and the Company that could be relevant to the contract. As applicable, inspected the aging of outstanding receivables or credit memos
Goodwill – Legacy U.K. Gaming — Refer to Note 10 to the financial statements
Critical Audit Matter Description
Goodwill is reviewed for impairment by the Company’s management at the reporting unit level using either a qualitative assessment or a quantitative impairment test. A quantitative impairment test is performed by comparing the carrying value of a reporting unit to its fair value. If the fair value of the reporting unit is less than its carrying value, an impairment charge is recognized for the amount by which the carrying value exceeds the reporting unit’s fair value. The Company uses a combination of both an income approach, based on the present value of discounted cash flows, and a market approach to determine the fair value of its reporting units. Discounted cash flow analysis requires management to make significant judgments, including the estimation of future cash flows, among others. During the first quarter of the year ended December 31, 2020, management performed a quantitative impairment test related to its Legacy U.K. Gaming reporting unit, resulting in the recording of a $54 million impairment charge. Management performed an additional quantitative impairment test related to its Legacy U.K Gaming reporting unit in connection with its required annual impairment test which did not indicate any further impairment. As of December 31, 2020, the Legacy U.K. Gaming reporting unit had a goodwill value of $129 million.
We identified management’s determination of the fair value of the Legacy U.K. Gaming reporting unit as a critical audit matter due to the significant forward-looking assumptions required in determining fair value under the income approach. Specifically, given the increased uncertainty in the current year due to COVID-19, auditing management’s assumptions regarding the discount rate and the projections of revenue and profit margin was especially challenging and required a high degree of auditor judgment, including the involvement of our valuation specialists, to evaluate the reasonableness of management’s assumptions.
How the Critical Audit Matter Was Addressed in the Audit
Our audit procedures related to testing the discount rate and projections of revenue and profit margin for the Legacy U.K. Gaming reporting unit included the following, among others:
•We tested the effectiveness of management’s controls over:
–Preparation and evaluation of future operating results such as projected revenues and profit margins
–Management’s selection of the discount rate
–Evaluation of third-party valuation reports
•We performed the following substantive procedures:
–Evaluated management’s ability to accurately project future revenues and profit margins by comparing actual results to management’s historical projections

–Evaluated the reasonableness of management’s revenue and profit margin projections by comparing the projections to:
◦Historical revenues and profit margins
◦Internal communications to management and the Board of Directors
◦Projected information included in analyst and industry reports for the Company and certain of its peer companies and macroeconomic data
◦Projected information used in previous impairment tests
–We evaluated the impact of changes in management’s projections from the October 1, 2020 annual measurement date to management’s assessment of potential triggering events through December 31, 2020.
–With the assistance of our fair value specialists, we evaluated the reasonableness of the discount rate by:
◦Testing the source information underlying the determination of the discount rate and the mathematical accuracy of the calculation
◦Developing a range of independent estimates and comparing those to the discount rate selected by management
/s/ Deloitte & Touche LLP
Las Vegas, Nevada
March 1, 2021

We have served as the Company’s auditor since 2003

SCIENTIFIC GAMES CORPORATION AND SUBSIDIARIES
CONSOLIDATED STATEMENTS OF OPERATIONS
(in millions, except per share amounts)

	Years Ended December 31,
	2020	2019	2018
Revenue:
Services	$1,593	$1,819	$1,777
Product sales	553	994	994
Instant products	578	587	592
Total revenue	2,724	3,400	3,363
Operating expenses:
Cost of services (1)	531	538	505
Cost of product sales (1)	349	457	466
Cost of instant products (1)	280	289	284
Selling, general and administrative	701	707	697
Research and development	166	188	202
Depreciation, amortization and impairments	554	647	690
Goodwill impairment	54	—	—
Restructuring and other	67	28	253
Operating income	22	546	266
Other (expense) income:
Interest expense	(503)	(589)	(597)
(Loss) earnings from equity investments	(6)	24	25
Loss on debt financing transactions	(1)	(100)	(93)
(Loss) gain on remeasurement of debt	(51)	9	43
Other (expense) income, net	(5)	2	17
Total other expense, net	(566)	(654)	(605)
Net loss before income taxes	(544)	(108)	(339)
Income tax expense	(4)	(10)	(13)
Net loss	(548)	(118)	(352)
Less: Net income attributable to noncontrolling interest	21	12	—
Net loss attributable to SGC	$(569)	$(130)	$(352)

Basic and diluted net loss attributable to SGC per share:
Basic	$(6.02)	$(1.40)	$(3.87)
Diluted	$(6.02)	$(1.40)	$(3.87)

Weighted average number of shares used in per share calculations:
Basic shares	95	93	91
Diluted shares	95	93	91
(1) Excludes D&A.
See accompanying notes to consolidated financial statements.

SCIENTIFIC GAMES CORPORATION AND SUBSIDIARIES
CONSOLIDATED STATEMENTS OF COMPREHENSIVE LOSS
(in millions)

	Years Ended December 31,
	2020	2019	2018
Net loss	$(548)	$(118)	$(352)
Other comprehensive income (loss):
Foreign currency translation gain (loss), net of tax	85	26	(99)
Pension and post-retirement loss, net of tax	(5)	(7)	(1)
Derivative financial instruments unrealized loss, net of tax	(6)	(11)	—
Total other comprehensive gain (loss)	74	8	(100)
Total comprehensive loss	(474)	(110)	(452)
Less: comprehensive income attributable to noncontrolling interest	21	12	—
Comprehensive loss attributable to SGC	$(495)	$(122)	$(452)
See accompanying notes to consolidated financial statements.

SCIENTIFIC GAMES CORPORATION AND SUBSIDIARIES
CONSOLIDATED BALANCE SHEETS
(in millions, except par value)

	As of December 31,
	2020	2019
ASSETS
Current assets:
Cash and cash equivalents	$1,016	$313
Restricted cash	117	51
Receivables, net of allowance for credit losses of $81 and $36, respectively	616	755
Inventories	191	244
Prepaid expenses, deposits and other current assets	241	252
Total current assets	2,181	1,615
Non-current assets:
Restricted cash	10	11
Receivables, net of allowance for credit losses of $5 and $-, respectively	20	53
Property and equipment, net	415	500
Operating lease right-of-use assets	94	105
Goodwill	3,292	3,280
Intangible assets, net	1,299	1,516
Software, net	227	258
Equity investments	262	273
Other assets	184	198
Total assets	$7,984	$7,809
LIABILITIES AND STOCKHOLDERS’ DEFICIT
Current liabilities:
Current portion of long-term debt	$44	$45
Accounts payable	203	226
Accrued liabilities	586	495
Total current liabilities	833	766
Deferred income taxes	79	91
Operating lease liabilities	77	88
Other long-term liabilities	260	292
Long-term debt, excluding current portion	9,259	8,680
Total liabilities	10,508	9,917
Commitments and contingencies (Note 21)
Stockholders’ deficit:
Common stock, par value $0.001 per share: 199 shares authorized; 113 and 111 shares issued and 95 and 94 shares outstanding, respectively	1	1
Additional paid-in capital	1,268	1,208
Accumulated loss	(3,529)	(2,954)
Treasury stock, at cost - 17 shares	(175)	(175)
Accumulated other comprehensive loss	(218)	(292)
Total SGC stockholders’ deficit	(2,653)	(2,212)
Noncontrolling interest	129	104
Total stockholders’ deficit	(2,524)	(2,108)
Total liabilities and stockholders’ deficit	$7,984	$7,809
See accompanying notes to consolidated financial statements.

SCIENTIFIC GAMES CORPORATION AND SUBSIDIARIES
CONSOLIDATED STATEMENTS OF STOCKHOLDERS’ DEFICIT
(in millions)

	Common Stock	Additional Paid in Capital	Accumulated Loss	Treasury Stock	Accumulated Other Comprehensive Loss	Noncontrolling Interest	Total
January 1, 2018	$1	$808	$(2,461)	$(175)	$(200)	$—	$(2,027)
Net redemption of common stock in connection with stock options and RSUs	—	(16)	—	—	—	—	(16)
Stock-based compensation	—	43	—	—	—	—	43
Net loss	—	—	(352)	—	—	—	(352)
Adoption impact of ASC 606	—	—	(11)	—	—	—	(11)
Other comprehensive loss	—	—	—	—	(100)	—	(100)
December 31, 2018	$1	$835	$(2,824)	$(175)	$(300)	$—	$(2,463)
Net issuance of common stock in connection with stock options and RSUs and other	—	12	—	—	—	—	12
Sale of SciPlay common stock and related transactions	—	328	—	—	—	91	419
Stock-based compensation	—	33	—	—	—	1	34
Net loss	—	—	(130)	—	—	12	(118)
Other comprehensive income	—	—	—	—	8	—	8
December 31, 2019	$1	$1,208	$(2,954)	$(175)	$(292)	$104	$(2,108)
Net proceeds in connection with settlement of stock options and RSUs	—	4	—	—	—	—	4
Stock-based compensation	—	56	—	—	—	4	60
Net loss	—	—	(569)	—	—	21	(548)
Other comprehensive income	—	—	—	—	74	—	74
Impact of ASC 326 adoption	—	—	(6)	—	—	—	(6)
December 31, 2020	$1	$1,268	$(3,529)	$(175)	$(218)	$129	$(2,524)
See accompanying notes to consolidated financial statements.

SCIENTIFIC GAMES CORPORATION AND SUBSIDIARIES
CONSOLIDATED STATEMENTS OF CASH FLOWS
(in millions)

	Years Ended December 31,
	2020	2019	2018
Cash flows from operating activities:
Net loss	$(548)	$(118)	$(352)
Adjustments to reconcile net loss to cash provided by operating activities:
Depreciation, amortization and impairments	554	647	690
Goodwill impairment	54	—	—
Change in deferred income taxes	(22)	(21)	(33)
Stock-based compensation	61	37	44
Non-cash interest expense	22	25	25
Loss (earnings) from equity investments, net	6	(24)	(25)
Distributed earnings from equity investments	22	26	33
Provision for bad debts and inventory charges(1)	110	15	29
Loss (gain) on sale of assets and other, net	—	6	(16)
Loss on debt financing transactions	1	100	93
Loss (gain) on remeasurement of debt	51	(9)	(43)
Contingent acquisition consideration fair value adjustment	—	2	29
Changes in assets and liabilities, net of effects of acquisitions:
Receivables, net(1)	121	(61)	23
Inventories(1)	14	(29)	2
Other assets and liabilities	(35)	(31)	(27)
Accounts payable and accrued liabilities(1)	60	(19)	(126)
Net cash provided by operating activities	471	546	346
Cash flows from investing activities:
Capital expenditures	(190)	(285)	(391)
Acquisitions of businesses and assets, net of cash acquired	(13)	—	(297)
Acquisitions and additions to equity method investments	(6)	(1)	(180)
Distributions of capital from equity investments	12	23	30
Proceeds from asset sales and other	24	—	40
Net cash used in investing activities	(173)	(263)	(798)
Cash flows from financing activities:
Borrowings under SGI revolving credit facility	530	270	560
Repayments under SGI revolving credit facility	(190)	(400)	(585)
Proceeds from issuance of notes and term loans	550	2,300	2,512
Repayment of assumed NYX and other acquisitions debt	—	—	(290)
Payments on long-term debt	(42)	(44)	(39)
Repayments of notes and term loans (including redemption premium)	(341)	(2,523)	(2,210)
Payments of debt issuance and deferred financing costs	(10)	(35)	(38)
Payments on license obligations	(36)	(40)	(45)
Sale of future revenue	—	11	—
Net proceeds from the sale of SciPlay’s common stock	—	342	—
Payments of deferred SciPlay common stock offering costs	—	(9)	—
Net redemptions of common stock under stock-based compensation plans and other	2	(1)	(21)
Net cash provided by (used in) financing activities	463	(129)	(156)
Effect of exchange rate changes on cash, cash equivalents and restricted cash	7	1	(6)
Increase (decrease) in cash, cash equivalents and restricted cash	768	155	(614)
Cash, cash equivalents and restricted cash, beginning of period	375	220	834
Cash, cash equivalents and restricted cash, end of period	$1,143	$375	$220

	Years Ended December 31,
	2020	2019	2018
Supplemental cash flow information:
Cash paid for interest	$471	$549	$633
Income taxes paid	22	41	33
Cash paid for contingent acquisition considerations included in operating activities	4	26	—
Non-cash investing and financing transactions:
Non-cash rollover and refinancing of Term loans	$—	$—	$3,275
Non-cash additions to intangible assets related to license agreements	—	—	138
NYX non-cash consideration transferred (including 2017 acquisition of ordinary shares)	—	—	93
(1) Prior year amounts have been reclassified to conform to the current year presentation. These reclassifications had no effect on the previously reported net cash provided by operating activities.
See accompanying notes to consolidated financial statements.

SCIENTIFIC GAMES CORPORATION
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(amounts in USD, table amounts in millions, except per share amounts)

(1) Description of the Business and Summary of Significant Accounting Policies
Description of the business
We are a leading developer of technology-based products and services and associated content for the worldwide gaming, lottery, social and digital gaming industries. Our portfolio of revenue-generating activities primarily includes supplying gaming machines and game content, casino-management systems and table game products and services to licensed gaming entities; providing instant and draw-based lottery products, lottery systems and lottery content and services to lottery operators; providing social casino gaming solutions to retail consumers; and providing a comprehensive suite of digital RMG and sports wagering solutions, distribution platforms, content, products and services. We report our operations in four business segments—Gaming, Lottery, SciPlay, and Digital.
Basis of presentation and principles of consolidation
The accompanying consolidated financial statements have been prepared in accordance with U.S. GAAP. The accompanying consolidated financial statements include the accounts of SGC, its wholly owned subsidiaries, and those subsidiaries in which we have a controlling financial interest. Investments in other entities in which we do not have a controlling financial interest but we exert significant influence are accounted for in our consolidated financial statements using the equity method of accounting. All intercompany balances and transactions have been eliminated in consolidation.
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
Impact of COVID-19
In March 2020, the World Health Organization declared the rapidly spreading COVID-19 outbreak a pandemic. In response to the COVID-19 pandemic, governments across the world implemented a number of measures to prevent its spread, including but not limited to, the temporary closure of a substantial number of gaming operations establishments and disruptions to lottery operations, travel restrictions, and cancellation of sporting events, which are affecting our business segments in a number of ways. During the latter part of the second quarter of 2020 and through the remainder of the year, lifting of restrictions began, including the reopening of the majority of gaming establishments globally and the resumption of sporting events. During the fourth quarter of 2020 and in response to the second wave of the COVID-19 pandemic, certain jurisdictions implemented additional temporary closures, which were subsequently lifted. As gaming operations have yet to return to pre-COVID levels, limited international travel, social distancing measures (which in some cases has required our customers to substantially reduce maximum floor capacity in many jurisdictions), decreased operating capacities, high unemployment rates and potential changes in consumer behaviors continued to negatively impact our results of operations, cash flows and financial condition through 2020. Additionally, while most casinos have reopened, it is unknown when mitigation measures (such as capacity limitations) will be lifted, all contributing to continued uncertainty into 2021.
Based on our current estimates regarding the magnitude and length of the disruptions to our business, we do not anticipate these disruptions will impact our ability to meet our obligations when due or our ability to maintain compliance with our financial covenants in our debt agreements for at least the next 12 months. However, the ultimate magnitude and length of time that the disruptions from COVID-19 will continue remains uncertain. This uncertainty will require us to continually assess the situation, including the impact of changes to government imposed restrictions, changes in customer behaviors, social distancing measures and decreased gaming establishments operating capacity jurisdiction by jurisdiction. Accordingly, our estimates regarding the magnitude and length of time that these disruptions will continue to impact our results of operations, cash flows and financial condition may change in the future and such changes could be material.
On April 9, 2020, we borrowed $480 million under SGI’s revolving credit facility, which was substantially all of our remaining availability thereunder. On July 1, 2020, SGI issued $550 million in aggregate principal amount of 8.625% senior unsecured notes due 2025 in a private offering and on July 17, 2020, SGI redeemed all $341 million of our outstanding 2021 Notes. As of December 31, 2020, our total available liquidity (excluding our SciPlay business segment) was $850 million, which included $103 million of undrawn availability under SGI’s revolving credit facility due to a voluntary payment of $100 million made on October 9, 2020. In February of 2021, we made another voluntary payment of $100 million on SGI’s revolving credit facility. During the first half of 2020, we implemented a number of measures to reduce operating costs, conserve liquidity and navigate through this unprecedented situation including permanent reductions in workforce and temporary measures such as: reductions in salaries and workforce (salary reduction measures ceased as of July 31, 2020), unpaid employee furloughs, reductions in hours, temporary elimination of 401(k) matching among other compensation and benefits reductions, and deferral of certain operating and capital expenditures. We continue to actively manage our daily cash flows and continue to evaluate additional measures that will reduce operating costs and conserve cash. Refer to Note 15 for description of issuance of the 2025 Unsecured Notes on July 1, 2020 and the redemption of the 2021 Notes on July 17, 2020.
Our only financial maintenance covenant (excluding SciPlay’s Revolver) is contained in SGI’s credit agreement. Prior to the Credit Agreement Amendment (as defined below) dated May 8, 2020, this covenant was tested at the end of each fiscal quarter and required us to not exceed a maximum consolidated net first lien leverage ratio of 5.00x Consolidated EBITDA (as defined in the credit agreement). Prior to the Credit Agreement Amendment, this ratio stepped down to 4.75x beginning with the fiscal quarter ended December 31, 2020 and to 4.50x beginning with the fiscal quarter ending December 31, 2021. These agreements also contain events of default customary for agreements of their type (with customary grace periods, as applicable). Failure to comply with any of the covenants in these agreements could result in a default under these agreements and under other agreements containing cross-default provisions. Such a default would permit lenders to accelerate the maturity of the debt under these agreements and other agreements containing cross-default provisions and, in the case of the credit agreement and the indentures governing the Secured Notes, to foreclose upon any collateral securing such debt.
We amended the consolidated net first lien leverage ratio covenant in the credit agreement with the requisite lenders under SGI’s revolving credit facility on May 8, 2020 (the “Credit Agreement Amendment”) and subsequently extended the Credit Agreement Amendment on October 8, 2020 (the “Credit Agreement Extension Amendment”) to implement a financial covenant relief period, which extends the relief period through the first quarter of 2022. As a result, (a) SGI is not required to maintain compliance with the consolidated net first lien leverage ratio covenant during the Covenant Relief Period, (b) the step down of the consolidated net first lien leverage ratio covenant following the Covenant Relief Period was revised, (c) SGI must maintain liquidity (excluding SciPlay) of at least $275 million during the Covenant Relief Period, (d) SGI is restricted in its ability to further incur indebtedness and liens, make restricted payments and investments and prepay junior indebtedness during the Covenant Relief Period, subject to certain exceptions and further subject, in some instances, to maintaining minimum liquidity (excluding SciPlay) of at least $400 million and (e) a LIBOR floor of 0.500% was established on borrowings under the revolving credit facility during the Covenant Relief Period.
The following table summarizes the revised consolidated net first lien leverage ratio and Consolidated EBITDA:

Revised Consolidated Net First Lien Leverage Ratio Covenant Calculation
Period ending	Revised Consolidated Net First Lien Leverage Ratio Covenant	Consolidated EBITDA multiplier[1]
3/31/2022	6.00x	4x Q1-2022
6/30/2022	6.00x	2x YTD Q2-2022
9/30/2022	5.75x	1.33x YTD Q3-2022
12/31/2022	5.75x	N/A - Calculated based on the previous 12 month period including the quarter being tested
3/31/2023	5.25x
6/30/2023	5.25x
9/30/2023	4.75x
12/31/2023	4.75x
3/31/2024 and thereafter	4.50x
(1) Consolidated EBITDA is defined in the Credit Agreement Extension Amendment and is calculated as testing year-to-date period-end consolidated EBITDA times multiplier.
Additionally, the SciPlay Revolver requires that SciPlay maintain a maximum total net leverage ratio not to exceed 2.50x and maintain a minimum fixed charge coverage ratio of no less than 4.00x. We had no amounts drawn on our SciPlay Revolver as of December 31, 2020.
SciPlay Initial Public Offering and Noncontrolling Interest
On May 7, 2019, SciPlay completed an initial public offering (“IPO”) for an 18.0% minority interest in our Social gaming business, after giving effect to the underwriters’ partial exercise of their over-allotment option on June 4, 2019. SciPlay has two classes of common stock - Class A common stock, which is traded on The NASDAQ Global Select Market under the symbol “SCPL,” and Class B common stock. On all matters submitted to a vote of SciPlay stockholders, Class B common stock entitles SGC to ten votes per share (for so long as the number of shares of SciPlay common stock beneficially owned by SGC represents at least 10% of SciPlay’s outstanding shares of common stock and, thereafter, one vote per share), and SciPlay Class A common stock entitles its owners to one vote per share. As of December 31, 2020, SGC owned all of the outstanding Class B common stock, which represents approximately 82.0% of SciPlay’s total outstanding shares of common stock and approximately 97.8% of the combined voting power of both classes of SciPlay’s outstanding common stock. Accordingly, SGC continues to control shares representing a majority of the combined voting power in SciPlay and continues to have a controlling financial interest in and consolidate SciPlay, subsequent to the IPO.
The corporate structure of the above transaction is commonly referred to as an “Up‑C” structure, which allows us to continue to realize tax benefits associated with owning interests in an entity that is treated as a partnership, or “pass-through” entity, for income tax purposes following the IPO.
In connection with the SciPlay IPO we also entered into the following transactions:
•A tax receivable agreement (“TRA”), which provides for the payment by SciPlay to SGC of 85% of the amount of tax benefits, if any, that SciPlay actually realizes (or in some circumstances is deemed to realize) in connection with increases in the tax basis of assets of SciPlay Parent Company, LLC (“SciPlay Parent LLC”) in connection with the SciPlay IPO, redemption or exchanges of membership interest or certain distributions and other tax benefits related to SciPlay’s making of payments under the TRA.
•An Intercompany Services Agreement, under which SGC provides to SciPlay certain corporate level general and administrative services, including but not limited to, finance, corporate development, human resources, legal (which could include liability related to litigation awards related to SciPlay), information technology and rental fees for shared assets. These expenses are charged to SciPlay and settled in cash.
•An intellectual property license agreement (“IP License Agreement”), pursuant to which SciPlay acquired certain licenses from a restricted subsidiary of SGC for a one-time payment of $255 million.
•SciPlay Holding Company, LLC (“SciPlay Holding”), a subsidiary of SciPlay, entered into a $150 million revolving credit agreement (the “SciPlay Revolver”) that matures in May 2024 (see Note 15).
As a result of these transactions, in 2019 we received $312 million in net proceeds from the offering (net of $30 million used by SciPlay to pay the offering fees and balance retained by SciPlay for general corporate purposes), which has enabled us to make substantial payments to reduce our debt.
The noncontrolling interest share of equity in SciPlay is reflected as a component of the noncontrolling interest in the accompanying consolidated balance sheets and was $129 million and $104 million as of December 31, 2020 and 2019, respectively. The legal entities that comprise SciPlay are unrestricted subsidiaries under our credit agreement and the indentures governing the Senior Notes.
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
Restricted cash
We are required by gaming regulations to maintain sufficient reserves in restricted cash accounts to be used for the purpose of funding payments to WAP jackpot winners. These restricted cash balances are based primarily on the jackpot meters displayed to slot players or for previously won jackpots and vary by jurisdiction. Compliance with maintaining adequate restricted cash balances and complying with appropriate investment guidelines for jackpot funding is periodically reported to gaming authorities Additionally, restricted cash balances also include funds contractually held for iLottery player reimbursements.
Minimum guarantees under licensing agreements
We enter into long-term license agreements with third parties in which we are obligated to pay a minimum guaranteed amount of royalties, typically periodically over the life of the contract. These license agreements provide us with access to a portfolio of major brands to be used across our business segments in building our strong brand presence across multiple channels of distributions. We account for the minimum guaranteed obligations within accrued and other long-term liabilities at the onset of the license arrangement and record a corresponding licensed asset within intangible assets, net. The licensed intangible assets related to the minimum guaranteed obligations are amortized over the term of the license agreement with the amortization expense recorded in D&A. The long-term liability related to the minimum guaranteed obligations is reduced as royalty payments are made as required under the license agreement. We assess the recoverability of license agreements whenever events arise or circumstances change that indicate the carrying value of the licensed asset may not be recoverable. Recoverability of the licensed asset and the amount of impairment, if any, are determined using our policy for intangible assets with finite useful lives.
Amortization expense related to these licenses and recorded in D&A for the years ended December 31, 2020, 2019 and 2018 was $73 million, $81 million and $61 million, respectively.
    The following are our total minimum guaranteed obligations for the periods presented:

	As of December 31,
	2020	2019
Accrued liabilities	$45	$39
Other long-term liabilities	133	172
Total minimum guarantee obligations	$178	$211
Weighted average remaining term (in years)	4.4	4.7
The following are our remaining expected future payments of minimum guarantee obligations:

	Year Ending December 31,
	2021	2022	2023	2024	2025	After 2025
Expected future payments	$45	$44	$30	$30	$29	$—
Other assets
We capitalize debt issuance costs associated with long-term line-of-credit arrangements and amortize such amounts ratably over the term of the arrangement as an adjustment to interest expense.
We assess the recoverability of our other long-term assets whenever events arise or circumstances change that indicate the carrying value of the asset may not be recoverable.
Advertising costs
The cost of advertising is expensed as incurred and totaled $124 million, $125 million and $102 million in 2020, 2019 and 2018, respectively.
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
New Accounting Guidance - Recently Adopted
The FASB issued ASU No. 2016-13, Financial Instruments - Credit Losses (Topic 326) in 2016. The new guidance replaces the incurred loss impairment approach in legacy U.S. GAAP with a methodology that reflects future credit losses and requires consideration of a broader range of reasonable and supportable information to inform credit loss estimates. For trade and other receivables, loans and other financial instruments, we are required to use a forward-looking expected loss model rather than the incurred loss model for recognizing credit losses, which reflects losses that are probable. We adopted ASC 326 as of January 1, 2020 using the modified retrospective method for all financial assets measured at amortized cost, which resulted in a $6 million cumulative-effect adjustment increase to accumulated loss. See Note 6 for our credit losses policy and the adoption impact of ASC 326 on our consolidated financial statements.
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
In December 2019, the FASB issued ASU No. 2019-12, Income Taxes, to simplify the accounting for income taxes. The guidance eliminates certain exceptions related to the approach for intraperiod tax allocation, the methodology for calculating income taxes in an interim period, and the recognition of deferred tax liabilities for outside basis differences related to changes in ownership of equity method investments and foreign subsidiaries. The guidance also simplifies aspects of accounting for franchise taxes, enacted changes in tax laws or rates and clarifies the accounting for transactions that result in a step-up in the tax basis of goodwill. The standard is effective for fiscal years beginning after December 15, 2020 and interim periods within those fiscal years with early adoption permitted. We adopted this standard effective January 1, 2020 on a prospective basis for all relevant adjustments. The adoption of this guidance did not have a material effect on our consolidated financial statements.
New Accounting Guidance - Not Yet Adopted
The FASB issued ASU No. 2020-04 and subsequently ASU No. 2021-01, Reference Rate Reform (Topic 848) in March 2020 and January 2021, respectively. The new guidance provides optional expedients and exceptions for applying U.S. GAAP to contract modifications and hedging relationships, including derivative instruments impacted by changes in the interest rates used for discounting cash flows for computing variable margin settlements, subject to meeting certain criteria, that reference LIBOR or other reference rates expected to be discontinued, in 2022 or potentially 2023 (pending possible extension). The ASUs establish certain contract modification principles that entities can apply in other areas that may be affected by reference rate reform and certain elective hedge accounting expedients and exceptions. The ASUs may be applied prospectively. We are currently assessing the impact of these standards on our consolidated financial statements.
We do not expect that any other recently issued accounting guidance will have a significant effect on our consolidated financial statements.
(2) Business Segments
We report our operations in four business segments—Gaming, Lottery, SciPlay and Digital—representing our different products and services.
Our Gaming business segment generally sells gaming machines, VGTs, VLTs and conversion kits and parts, leases or otherwise provides gaming machines, server-based systems and content, sells and supports CMS-based software and hardware, licenses PTG content, and supplies Shufflers to commercial, tribal and governmental gaming operators. Our Lottery business segment provides instant and draw lottery products and related value-added services, and licensed brands used in instant lottery products and loyalty and reward services. Our Lottery business segment also provides systems products and services generally comprised of POS terminals, a central system, customized computer software, data communication services, support and/or related equipment. Our SciPlay business segment develops, markets, and operates a portfolio of social games played on various mobile and web platforms. Our Digital business segment provides highly customizable software design, development, licensing, maintenance and support services from a comprehensive suite of technology solutions to enable our customers to operate sports books, including betting markets across both fixed-odds and pari-mutuel betting styles, a distribution platform, full gaming process support services, brand and player management, and RMG services to online casino operators through our remote game servers. See Note 3 for the products and services from which each reportable segment derives its revenues.
In evaluating financial performance, our Chief Operating Decision Maker focuses on AEBITDA as management’s segment measure of profit or loss, which is described below. The accounting policies for our business segments are the same as those described in these Notes. The following tables present our segment information:

	Year Ended December 31, 2020
	Gaming	Lottery	SciPlay	Digital	Unallocated and Reconciling Items(1)	Total
Total revenue	$926	$918	$582	$298	$—	$2,724
AEBITDA(2)	247	389	189	88	(113)	$800
Reconciling items to consolidated net loss before income taxes:
D&A	(348)	(62)	(10)	(91)	(43)	(554)
Goodwill impairment	(54)	—	—	—	—	(54)
Restructuring and other	(30)	(11)	(2)	(4)	(20)	(67)
EBITDA from equity investments(2)					(37)	(37)
Loss from equity investments					(6)	(6)
Interest expense					(503)	(503)
Loss on debt refinancing transactions					(1)	(1)
Loss on remeasurement of debt					(51)	(51)
Other expense, net					(10)	(10)
Stock-based compensation					(61)	(61)
Net loss before income taxes						$(544)
Assets as of December 31, 2020	$4,415	$1,317	$564	$971	$717	$7,984
Capital expenditures for the year ended December 31, 2020	$102	$43	$7	$24	$14	$190
(1) Includes amounts not allocated to the business segments (including corporate costs) and reconciling items to reconcile the total business segments AEBITDA to our consolidated net loss before income taxes.

(2) AEBITDA is reconciled to consolidated net loss before income taxes and includes net loss attributable to SGC with the following adjustments: (1) net income attributable to noncontrolling interest, (2) restructuring and other, which includes charges or expenses attributable to: (i) employee severance; (ii) management restructuring and related costs; (iii) restructuring and integration; (iv) cost savings initiatives; (v) major litigation; and (vi) acquisition costs and other unusual items; (3) depreciation and amortization expense and impairment charges (including goodwill impairments); (4) change in fair value of investments and remeasurement of debt; (5) interest expense; (6) income tax expense; (7) stock-based compensation; (8) loss (gain) on debt financing transactions; and (9) other expense (income), net. In addition to the preceding adjustments, we exclude earnings (loss) from equity method investments and add (without duplication) our pro rata share of EBITDA of our equity investments, which represents our share of earnings (whether or not distributed to us) before income tax expense, depreciation and amortization expense, and interest (income) expense, net of our joint ventures and minority investees, which is included in our calculation of Consolidated AEBITDA to align with the provisions of our long-term debt arrangements. AEBITDA is presented exclusively as our segment measure of profit or loss.

	Year Ended December 31, 2019
	Gaming	Lottery	SciPlay	Digital	Unallocated and Reconciling Items(1)	Total
Total revenue	$1,748	$911	$466	$275	$—	$3,400
AEBITDA(2)(3)	865	404	122	63	(120)	$1,334
Reconciling items to consolidated net loss before income taxes:
D&A	(437)	(67)	(7)	(76)	(60)	(647)
Restructuring and other	(10)	(1)	(3)	(9)	(5)	(28)
EBITDA from equity investments(2)					(67)	(67)
Earnings from equity investments					24	24
Interest expense					(589)	(589)
Loss on debt financing transactions					(100)	(100)
Gain on remeasurement of debt					9	9
Other expense, net					(7)	(7)
Stock-based compensation					(37)	(37)
Net loss before income taxes						$(108)
Assets as of December 31, 2019	$4,932	$1,321	$379	$891	$286	$7,809
Capital expenditures for the year ended December 31, 2019	$167	$49	$9	$38	$22	$285
(1) Includes amounts not allocated to the business segments (including corporate costs) and reconciling items to reconcile the total business segments AEBITDA to our consolidated net loss before income taxes.

(2) AEBITDA and EBITDA from equity investments are described in footnote (2) to the first table in this Note 2.
(3) The year ended December 31, 2019 includes a charge of $10 million for intellectual property royalties paid by SciPlay to the Gaming business segment, which is no longer being paid as of May 7, 2019 in connection with the IP License Agreement described in Note 1.

	Year Ended December 31, 2018
	Gaming	Lottery	SciPlay	Digital	Unallocated and Reconciling Items(1)	Total
Total revenue	$1,831	$846	$416	$270	$—	$3,363
AEBITDA(2)(3)	920	391	94	54	(129)	$1,330
Reconciling items to consolidated net loss before income taxes:
D&A	(493)	(59)	(17)	(67)	(54)	(690)
Restructuring and other	(7)	(2)	(29)	(20)	(195)	(253)
EBITDA from equity investments(2)					(67)	(67)
Earnings from equity investments					25	25
Interest expense					(597)	(597)
Loss on debt financing transactions					(93)	(93)
Gain on remeasurement of debt					43	43
Other income, net					7	7
Stock-based compensation					(44)	(44)
Net loss before income taxes						$(339)
Assets as of December 31, 2018	$5,094	$1,300	$183	$883	$258	$7,718
Capital expenditures for the year ended December 31, 2018	$249	$76	$3	$28	$35	$391
(1) Includes amounts not allocated to the business segments (including corporate costs) and reconciling items to reconcile the total business segments AEBITDA to our consolidated net loss before income taxes.
(2) AEBITDA and EBITDA from equity investments are described in footnote (2) to the first table in this Note 2.
(3) The year ended December 31, 2018 includes a charge of $26 million for intellectual property royalties paid by SciPlay to the Gaming business segment, which is no longer being paid as of May 7, 2019 in connection with the IP License Agreement described in Note 1.

The following tables present revenue by customer location and property and equipment by geographic location:

	Year Ended December 31,
	2020	2019	2018
Revenue:
U.S.	$1,819	$2,195	$2,190
Other	905	1,205	1,173
Total	$2,724	$3,400	$3,363

	As of December 31,
	2020	2019
Property and equipment, net:
U.S.	$260	$299
Other	155	201
Total	$415	$500
(3) Revenue Recognition
The following table disaggregates our revenues by type within each of our business segments:

	Revenue recognized for Year Ended December 31,
Revenue category	2020	2019	2018
Gaming
Gaming operations	$332	$597	$632
Gaming machine sales	312	609	646
Gaming systems	171	295	320
Table products	111	247	233
Total	$926	$1,748	$1,831

Lottery
Instant products	$579	$588	$592
Lottery systems	339	323	254
Total	$918	$911	$846

SciPlay
Mobile	$506	$391	$323
Web and other	76	75	93
Total	$582	$466	$416

Digital
Sports and platform	$127	$119	$101
Gaming and other	171	156	169
Total	$298	$275	$270
General
We evaluate the recognition of revenue and rental income based on the criteria set forth in ASC 606 or ASC 842 (ASC 840 prior to adoption of ASC 842), as appropriate. Revenue is recognized net of incentive rebates and discounts when control of the promised goods or services is transferred to our customers, in an amount that reflects the consideration we expect to be entitled to in exchange for those goods or services. Sales taxes and all other items of a similar nature are excluded from the measurement of the transaction price and shipping and handling activities are treated as a fulfillment of our promise to transfer the goods, hence, included in cost of sales.
Our credit terms are predominately short term in nature. We also grant extended payment terms under certain Gaming contracts, with financing terms of more than 12 months, primarily where the sale is secured by the related equipment sold. For these contracts with customers for which the financing component is determined to be significant to the contract, and have financing terms of more than 12 months, the contract transaction price is adjusted for the effect of a financing component (time value of money).
Any sales commissions associated with the sale or placement of our products and services are expensed as incurred as contracts associated with sales commissions are generally completed within a one-year period.
Contracts with Customers with Multiple Promised Goods and Services
We enter into contracts with customers that include multiple promises (such as gaming machines, gaming systems hardware and software, installation, service and maintenance, warranties, product support or lottery systems and hardware, installation and maintenance bundled promises). For such contracts, the transaction price is allocated to each distinct performance obligation using an estimate of stand-alone selling price, which is generally based on observable prices or a cost plus margin approach. The establishment of stand-alone selling price requires judgment as to whether there is a sufficient quantity of items sold or substantively renewed on a stand-alone basis and those prices demonstrate an appropriate level of concentration to conclude that a stand-alone selling price exists.
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
Gaming Operations
Gaming operations revenues are generated by providing customers access to proprietary land-based gaming equipment and content, table game products and VLTs under a variety of recurring operating, service, or rental contracts, for which consideration is based upon a percentage of Coin-in, a percentage of Net win, or a fixed daily/monthly fee, with variability generally resolved in the reporting period. For these contracts with customers, we generally transfer control and recognize revenue or rental income over time based on the amount we expect to receive as described and classify such revenue or rental income as services revenue. Payments from customers under these contracts are typically due on a monthly basis. Jackpot expense for our WAP services is recorded as a reduction to revenue, which decreased revenue and cost of services by $16 million, $20 million, and $22 million for the years ended December 31, 2020, 2019, and 2018 respectively.
The amount of rental income revenue that is outside the scope of ASC 606 was $209 million, $373 million, and $265 million for the years ended December 31, 2020, 2019, and 2018, respectively.
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
SciPlay
SciPlay revenues are generated from the sale of virtual coins, chips and bingo cards (“coins, chips and cards”), which players can use to play casino‑style slot games, table games and bingo games (i.e., spin in the case of slot games, bet in the case of table games and use of bingo cards in the case of bingo games). SciPlay distributes its games through various global social web and mobile platforms such as Facebook, Apple, Google and Amazon, with some of the games available on Microsoft and other web and mobile platforms. Control transfers and SciPlay recognizes revenues from player purchases of coins, chips and cards as the coins, chips and cards are consumed for game play and cannot be redeemed nor exchanged for cash. SciPlay determined through a review of play behavior that game players generally do not purchase additional coins, chips and cards until their existing coins, chips and cards balances have been substantially consumed. As SciPlay is able to track the duration between purchases of coins, chips and cards for individual game players for specific games, SciPlay is able to reliably estimate the period of time over which coins, chips and cards are consumed. Accordingly, for most games, SciPlay recognizes revenue using an item-based revenue model. Because SciPlay has control over the content and functionality of games before they are accessed by the end user, SciPlay has determined it is the principal and, as a result, revenues are recorded on a gross basis. Payment processing fees paid to platform providers (such as Facebook, Apple, Amazon, Google and Microsoft) are recorded within cost of services. All SciPlay revenue is classified as services revenue.
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
Determination of performance obligations and timing of the transfer of control vary based on the nature of the contract. Generally, these contracts contain multiple promises, including the following: (i) implementation of customized software solution and the associated software license; (ii) support services and unspecified software updates; (iii) professional development services; and (iv) access to the game content. For new customers and initial implementations, control generally transfers and we recognize revenue from the implementation of a customized software solution and the associated software license over time using costs incurred to date relative to total estimated completion costs to measure progress toward satisfying our performance obligations, which we believe best depicts the transfer of control to the customer. For license renewals, revenue is recognized at a point in time under the licensing of intellectual property guidance as such licenses are functional licenses. Support services and unspecified software updates are considered stand-ready obligations, therefore control transfers and revenue is recognized over time ratably over the term of the support period. Professional development services generally relate to post-go live development, and control transfers and revenue is recognized over time as services are rendered.
We also generate revenue from various content aggregation platforms, remote gaming servers, and various other platforms, which deliver a wide spectrum of internally developed and branded games and popular third-party provided games to gaming operators. We provide daily access to these platforms and are typically compensated based on variable consideration, such as a percentage of net gaming revenue with variability generally resolved in the reporting period. Substantially all Digital revenue is classified as services revenue.
Contract Liabilities and Other Disclosures
The following table summarizes the activity in our contract liabilities for the reporting period:

Year Ended December 31, 2020
Contract liability balance, beginning of period(1)	$109
Liabilities recognized during the period	56
Amounts recognized in revenue from beginning balance	(76)
Contract liability balance, end of period(1)	$89
(1) Contract liabilities are included within Accrued liabilities and Other long-term liabilities in our consolidated balance sheets.
The timing of revenue recognition, billings and cash collections results in billed receivables, unbilled receivables (contract assets), and customer advances and deposits (contract liabilities) on our consolidated balance sheets. Other than contracts with customers with financing arrangements exceeding 12 months, revenue recognition is generally proximal to conversion to cash, except for Lottery instant products sold under percentage of retail sales contracts. Revenue is recognized for such contracts upon delivery to our customers, while conversion to cash is based on the retail sale of the underlying tickets to end consumers. As a result, revenue recognition under ASC 606 does not approximate conversion to cash for such contracts in any periods presented. Total revenue recognized under such contracts was $93 million, $95 million and $103 million for the years ended December 31, 2020, 2019, and 2018 respectively. The following table summarizes our opening and closing balances in these accounts (other than contract liabilities disclosed above):

	Receivables	Contract Assets(1)
End of period balance, December 31, 2019	$808	$121
End of period balance, December 31, 2020	636	127
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
(4) Restructuring and other

Restructuring and other includes charges or expenses attributable to: (i) employee severance; (ii) management restructuring and related costs; (iii) restructuring and integration; (iv) cost savings initiatives; (v) major litigation; and (vi) acquisition related and other unusual items. The following table summarizes pre-tax restructuring and other costs for the periods presented:

	Year Ended December 31,
	2020	2019	2018
Employee severance and related(1)	$41	$9	$37
Acquisition-related costs(2)	—	—	8
Contingent acquisition consideration(3)	—	2	29
Legal and related(4)	—	—	152
Restructuring, integration and other	26	17	27
Total	$67	$28	$253

(1) The year ended December 31, 2020 includes $32 million in severance and other benefits granted to employees as a result of COVID-19 related austerity measures.
(2) The year ended December 31, 2018, includes $8 million related to NYX acquisition.
(3) Represents contingent consideration fair value adjustment (see Note 16).
(4) In the fourth quarter of 2018 we settled our previous litigation with ShuffleTech for $152 million.

(5) Basic and Diluted Net Loss Per Share
Basic and diluted net loss attributable to SGC per share were the same, as any additional common stock equivalents would be anti-dilutive. We excluded 2 million, 1 million and 2 million stock options from the calculation of diluted weighted-average net loss attributable to SGC per share for the years ended December 31, 2020, 2019 and 2018, respectively, which would be anti-dilutive due to the net loss attributable to SGC in those periods. In addition, we excluded 3 million RSUs from the calculation of diluted weighted-average net loss attributable to SGC per share for each of the years ended December 31, 2020, 2019 and 2018, which would be anti-dilutive due to the net loss attributable to SGC in those periods.
(6) Receivables, Allowance for Credit Losses and Credit Quality of Receivables
Receivables
Receivables are recorded at the invoiced amount less allowance for credit losses and imputed interest, if any. For a portion of our receivables, we have provided extended payment terms with installment payment terms greater than 12 months and in certain international jurisdictions up to 36 months. We have a total of $134 million in gross receivables with extended payment terms as of December 31, 2020. Interest income, if any, is recognized ratably over the life of the receivable, and any related fees or costs to establish the receivables are charged to selling, general and administrative expense as incurred, as they are immaterial. Actual or imputed interest, if any, is determined based on current market rates at the time the receivables with extended payment terms originated and is recorded ratably over the payment period, which approximates the effective interest method. We generally impute interest income on all receivables with payment terms greater than one year that do not contain a stated interest rate. Our general policy is to recognize interest on receivables until a receivable is deemed non-performing, which we define as payments being overdue by 180 days beyond the agreed-upon terms. When a receivable is deemed to be non-performing, the item is placed on non-accrual status and interest income is recognized on a cash basis. Accrued interest, non-performing receivables and interest income were immaterial for all periods presented. Effective January 1, 2020, we changed our receivables presentation and combined accounts receivable and notes receivable into a single line item on our balance sheets due to their similar characteristics and have reclassified the prior period balances to conform to the current year presentation.
The following table summarizes the components of current and long-term receivables, net:

	As of December 31,
	2020	2019
Current:
Receivables	$697	$791
Allowance for credit losses	(81)	(36)
Current receivables, net	616	755
Long-term:
Receivables	25	53
Allowance for credit losses	(5)	—
Long-term receivables, net	20	53
Total receivables, net	$636	$808
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
We manage our receivable portfolios using both geography and delinquency as key credit quality indicators. The following table summarizes geographical delinquencies of total receivables, net:

	As of
	December 31, 2020	Balances over 90 days past due	December 31, 2019	Balances over 90 days past due
Receivables:
U.S. and Canada	$443	$88	$534	$65
International	279	52	310	55
Total receivables	722	140	844	120

Receivables allowance
U.S. and Canada	(43)	(26)	(13)	(8)
International	(43)	(24)	(23)	(23)
Total receivables allowance	(86)	(50)	(36)	(31)

Receivables, net	$636	$90	$808	$89
Account balances are charged against the allowances after all internal and external collection efforts have been exhausted and the potential for recovery is considered remote.
The activity in our allowance for receivable credit losses for each of the years ended December 31, 2020 and 2019 is as follows:

	2020			2019
	Total	U.S and Canada	International	Total
Beginning allowance for credit losses(1)	$(42)	$(14)	$(28)	$(40)
Provision	(56)	(31)	(25)	(9)
Charge-offs and recoveries	12	2	10	13
Allowance for credit losses as of December 31	$(86)	$(43)	$(43)	$(36)
(1) Reflects $6 million related to implementation of ASC 326 for the 2020 beginning balance
At December 31, 2020, 14% of our total receivables, net, were past due by over 90 days compared to 11% at December 31, 2019.
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

	As of
	December 31, 2020	Current or Not Yet Due	Balances Over 90 days Past Due
Receivables	$107	$49	$58
Allowance for credit losses	(53)	(14)	(39)
Receivables, net	$54	$35	$19
We increased our allowance for credit losses by $56 million for the year ended December 31, 2020. The increase during 2020 was primarily related to certain Gaming customers in LATAM (which transact with both domestic and international subsidiaries) as those customers were particularly affected by macroeconomic factors exacerbated by COVID-19 and extended COVID-19 closures of gaming operations establishments with COVID-related closures lasting longer than in other geographic regions and a high percentage remain closed today. As noted above, we have concentrations of receivables in LATAM, where customers generally take longer to pay us than those from other geographies and late payments have continued to persist through 2020, in which we collected substantially less compared to historical quarterly collections primarily due to factors noted above. In addition, customers in this region expect and have often been granted extended payment terms, as described above, which increases our risk of collections. Our customers in LATAM have been and are expected to continue to be negatively affected by the factors noted above. Our policy is to continuously review receivables and as information concerning credit quality arises, we reassess our expectations of future losses. If such losses exceed our existing allowance for credit losses we record an incremental reserve at that time. Our current allowance for credit losses represents our current expectation of credit losses; however future expectations could change as the ultimate impact of the COVID-19 disruption remains uncertain, particularly as to the financial stability of our customers during and after the COVID-19 disruption period.
The fair value of receivables is estimated by discounting expected future cash flows using current interest rates at which similar loans would be made to borrowers with similar credit ratings and remaining maturities. As of December 31, 2020 and December 31, 2019, the fair value of receivables, net, approximated the carrying value due to contractual terms of receivables generally being less than 24 months.
(7) Inventories
Inventories are stated at the lower of cost or net realizable value. Cost is determined on the first-in, first-out or weighted moving average method. Our inventory primarily consists of gaming machines and table products for sale and related parts, instant products for our Participation and PPU arrangements and our licensed brand merchandise. We determine the lower of cost or net realizable value of our inventory based on estimates of potentially excess and obsolete inventories after considering historical and forecasted demand and average selling prices. Our policy is to continuously review and assess the value of our inventory, especially during the COVID-19 disruption period which has led to a significant decline in demand for our gaming units due to customers delaying or reducing their capital expenditures. We continuously monitor demand, assess our internal outlook and rationalize our product roadmap, all of which could result in recording adjustments to the valuation of inventory.
Inventories consisted of the following:

	As of December 31,
	2020	2019
Parts and work-in-process	$122	$153
Finished goods	69	91
Total inventories	$191	$244
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
We recorded inventory valuation charges (recorded in Cost of product sales) of $48 million, $9 million and $20 million for the years ended December 31, 2020, 2019 and 2018, respectively, primarily related to inventory in our Gaming business segment. The 2020 charges are a result of our Gaming leadership team’s improved and expanded strategic plan that was initiated in the first half of the year. This strategic plan included revising product roadmaps and assessments related to how many and which platforms we will support, when we end service on legacy platforms and when we stop selling such platforms in conjunction with new product launches. The implementation of this plan, combined with the rapid demand reduction that took place in 2020, our increased focus on our go to market approach in LATAM (both largely as a result of the COVID-19 disruptions), and our view on certain markets and customers, required us to reassess our inventory valuation, including whether we had excess or obsolete inventory based on the new strategic plan, a reduction in demand for legacy platforms, and plans for disposition of the related inventory. In addition, the continued closures in the LATAM region made it difficult to execute our previous strategy of shipping legacy platforms into that market. The combination of these factors led to the $48 million inventory valuation charges recognized for the year ended December 31, 2020.
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
    Property and equipment, net consisted of the following:

	As of December 31,
	2020	2019
Land	$15	$15
Buildings and leasehold improvements	132	129
Gaming and lottery machinery and equipment	1,026	1,028
Furniture and fixtures	32	31
Construction in progress	43	30
Other property and equipment	277	263
Less: accumulated depreciation	(1,110)	(996)
Total property and equipment, net	$415	$500
Depreciation expense is excluded from Cost of services, Cost of product sales, Cost of instant products and Other operating expenses and is separately presented within D&A.

	Year Ended December 31,
	2020	2019(1)	2018(2)
Depreciation expense	$180	$217	$232
(1) Includes assets held for sale impairment charges of $9 million. (2) Includes assets held for sale impairment charges of $19 million.
Capitalized installation costs
Certain Participation contracts require us to perform installation activities. Direct installation activities, which include costs for installing gaming machines, terminals, facilities wiring, computers, internal labor and travel, are performed at the inception of the contract to enable us to perform under the terms of the contract. Such activities do not represent a separate earnings process and, therefore, the installation costs are capitalized and amortized over the estimated contract term in the case of lottery-related contracts and typically over the life of the equipment when no long-term contract exists, as is often the case within our Participation gaming business. We had $14 million and $20 million of capitalized installation costs, net of accumulated depreciation, included within lottery machinery and equipment included within property and equipment, net as of December 31, 2020 and 2019, respectively. There were no capitalized installation costs recorded related to gaming activities as of December 31, 2020 and 2019.
Assets Held for Sale
We had $25 million in assets held for sale as of December 31, 2019 that related to our Gaming business segment and consisted of certain properties in Chicago. These assets are included within Prepaid expenses, deposits and other current assets and were reported at the lower of the carrying value or fair market value, less expected costs to sell. We measured the fair value of assets held for sale under a market approach and have categorized such measurements as Level 3 in the fair value hierarchy, which resulted in the impairment charges noted in the table above. These assets were sold during the first quarter of 2020 for which we received total net proceeds of $22 million.
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
2020 Acquisitions
On June 22, 2020, SciPlay completed the acquisition of all of the issued and outstanding capital stock of privately held mobile and social game company Come2Play, Ltd. (“Come2Play”), which expands SciPlay’s existing portfolio of social games. Come2Play offers a solitaire social game targeted towards casual game players on the same platform in which SciPlay currently offers its existing games. The total purchase consideration was $18 million, which includes our estimate of contingent acquisition consideration. Our allocation of the purchase price resulted in $13 million intangible assets primarily allocated to customer relationships and acquired technology and $7 million in excess purchase price allocated to goodwill.
2018 Acquisitions
NYX Gaming Group Limited
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
Don Best and other
On November 1, 2018, we completed the acquisition of Don Best, a leading global supplier of real-time betting data and pricing for North American sporting events. Don Best was integrated into our Digital business segment. The total purchase considerations of these acquisitions was $46 million, which includes contingent acquisition consideration of $9 million. Our allocation of the purchase price resulted in $42 million intangible assets allocated to customer relationship and acquired technology and $11 million in excess purchase price allocated to goodwill, and the factors contributing to the recognition of goodwill are based on expected synergies resulting from these acquisitions, including the expansion of the customer base and new markets. Goodwill is not deductible for income tax purposes.
Contingent acquisition consideration value is primarily based on reaching certain earnings-based metrics, with a maximum payout of up to $17 million as of December 31, 2020.
The amount of revenue and earnings associated with the above acquisitions and since the acquisition date included in the consolidated financial statements were less than 5.0% for all periods presented and therefore were not significant to our consolidated financial statements.
(10) Intangible Assets, net and Goodwill
Intangible Assets, net
The following tables present certain information regarding our intangible assets as of December 31, 2020 and December 31, 2019. Amortizable intangible assets are being amortized on a straight-line basis over their estimated useful lives with no estimated residual values, which materially approximates the expected pattern of use.

	As of
	December 31, 2020			December 31, 2019
	Gross Carrying Value	Accumulated Amortization	Net Balance	Gross Carrying Value	Accumulated Amortization	Net Balance
Amortizable intangible assets:
Customer relationships	$1,108	$(478)	$630	$1,086	$(383)	$703
Intellectual property	958	(648)	310	931	(563)	368
Licenses	558	(405)	153	548	(329)	219
Brand names	128	(86)	42	123	(72)	51
Trade names	117	(42)	75	116	(31)	85
Patents and other	24	(16)	8	24	(15)	9
	2,893	(1,675)	1,218	2,828	(1,393)	1,435
Non-amortizable intangible assets:
Trade names	83	(2)	81	83	(2)	81
Total intangible assets	$2,976	$(1,677)	$1,299	$2,911	$(1,395)	$1,516
The following reflects intangible amortization expense included within D&A:

	Year Ended December 31,
	2020	2019	2018
Amortization expense	$255	$306	$297
Estimated intangible asset amortization expense for the year ending December 31, 2021 and each of the subsequent four years:

	Year Ending December 31,
	2021	2022	2023	2024	2025
Amortization expense	$223	$215	$187	$171	$107
Goodwill
The table below reconciles the change in the carrying value of goodwill, by business segment, for the period from December 31, 2018 to December 31, 2020.

	Gaming(1)	Lottery(2)	SciPlay	Digital	Totals
Balance as of December 31, 2018	$2,449	$352	$115	$364	$3,280
Foreign currency adjustments	—	(3)	—	3	—
Balance as of December 31, 2019	2,449	349	115	367	3,280
Impairment	(54)	—	—	—	(54)
Acquired goodwill	—	—	7	—	7
Foreign currency adjustments	30	4	2	23	59
Balance as of December 31, 2020	$2,425	$353	$124	$390	$3,292

(1) Accumulated goodwill impairment charges for the Gaming segment as of December 31, 2020 were $989 million.
(2) Accumulated goodwill impairment charges for the Lottery segment as of December 31, 2020 were $137 million.

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
Our annual goodwill impairment tests as of October 1, 2020 indicated estimated fair values were in excess of their carrying values for each of our reporting units that have goodwill balances.
We conduct impairment tests of our indefinite-lived assets annually in the fourth quarter of each fiscal year, or more frequently if events or changes in circumstances indicate that it is more likely than not that the fair value of an indefinite-lived asset is less than its carrying value or when circumstances no longer continue to support an indefinite useful life.
Our annual impairment tests as of October 1, 2020 indicated estimated fair values were more likely than not in excess of the carrying values for all of our remaining indefinite-lived intangible assets.
Q1 2020 Legacy U.K. Gaming Impairment Charge
A substantial portion of our legacy U.K. Gaming reporting unit revenue comes from Ladbrokes Coral Group (acquired by Entain (formerly GVC Holdings PLC) in March 2018), which operates LBOs in the U.K. On April 1, 2019 the maximum stakes limit on fixed odds betting terminals was reduced from £100 to £2. As a result of this change, LBO operators began to rationalize their retail operations, which among other measures has included closure of certain LBO shops. Consequently, as of October 1, 2019, we concluded that an elevated risk of goodwill impairment existed for our legacy U.K. Gaming reporting unit as adverse changes in projections for future operating results or other key assumptions, such as projected revenue, profit margin, capital expenditures or cash flows associated with investments included in that reporting unit could lead to future goodwill impairments.
During the first quarter of 2020, the COVID-19 disruptions resulted in the widespread closures of LBO shops across the U.K., which, along with global economic uncertainty, contributed to further deterioration in business conditions from our 2019 annual goodwill test date. This had an adverse effect on our legacy U.K. Gaming reporting unit (part of our Gaming business segment), which necessitated performing a quantitative goodwill impairment test during the first quarter of 2020.
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
Software, net consisted of the following:

	As of December 31,
	2020	2019
Software	$1,197	$1,173
Accumulated amortization	(970)	(915)
Software, net	$227	$258
In the years ended December 31, 2020 and 2019, we capitalized $85 million and $101 million, respectively, of development expenditures.
The following reflects amortization of software included within D&A:

	Year Ended December 31,
	2020	2019	2018
Amortization expense	$119	$124	$161
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

At December 31, 2020, we had investments in a number of entities (principally in our Lottery business segment) which are accounted for under the equity method of accounting because we do not have a controlling financial interest but we have the ability to exercise significant influence. For these investments, equity method income (loss) is recorded in “Earnings (loss) from equity investments”, with our investment recorded in “Equity investments.” See the tables below for details of our equity investments:

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

	Equity investment Balance as of December 31,		Equity earnings (loss) recognized for the Year Ended December 31,			Cash distributions and dividends received for the Year Ended December 31,
Equity Investment	2020	2019	2020	2019	2018	2020	2019	2018
LNS	$202	$201	$10	$16	$17	$27	$33	$38
GLB and CSG	26	26	(2)	3	1	—	—	11
Greece	18	20	(4)	1	1	—	2	6
Northstar NJ and NJ Supply Co	14	21	(11)	—	3	3	5	—
Other	2	5	1	4	3	4	9	8
Total under equity method	$262	$273	$(6)	$24	$25	$34	$49	$63

	Revenue recognized from sales to investee for the Year Ended December 31,
Equity Investment	2020	2019	2018
LNS	$39	$46	$40
Northstar NJ and NJ Supply Co	24	24	23
Other	3	6	7
Total	$66	$76	$70
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
As of December 31, 2020 we had accounts receivable of $14 million from LNS.
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

(13) Accrued Liabilities
Accrued liabilities consisted of the following:

	As of December 31,
	2020	2019
Compensation and benefits	$94	$94
Accrued interest	86	74
Customer advances, deposits and funds held on behalf of customers	82	23
Contract liability	69	84
Taxes, other than income	42	36
Accrued licenses	28	26
Operating lease liabilities	26	26
Contingent acquisition consideration liabilities	11	7
Other	148	125
Total	$586	$495
(14) Leases
On January 1, 2019, we adopted ASC 842 using the optional transition method provided by ASU 2018-11. Our operating leases primarily consist of real estate leases such as offices, warehouses, and research and development facilities. Our leases have remaining lease terms ranging from 1 year to 10 years, some of which include options to extend the leases for up to 5 years or to terminate the leases within 1 year. Our finance leases are immaterial.
Supplemental balance sheet and cash flow information related to operating leases is as follows:

	As of
	December 31, 2020	December 31, 2019
Operating lease right-of-use assets(1)	$94	$105
Accrued liabilities	26	26
Operating lease liabilities	77	88
Total operating lease liabilities	$103	$114
Cash paid for amounts included in the measurement of lease liabilities:
Operating cash flows from operating leases for the year ended December 31, 2020 and 2019, respectively	$31	$33
Weighted average remaining lease term, years	5	5
Weighted average discount rate	5%	5%
(1) Operating lease right-of-use assets obtained in exchange for lease obligations were immaterial.
Lease liability maturities:

	2021	2022	2023	2024	2025	Thereafter	Less Imputed Interest	Total
Operating leases	$30	$24	$20	$16	$11	$15	$(13)	$103
Our total operating lease expenses were $33 million, $37 million and $39 million for the years ended December 31, 2020, 2019 and 2018, respectively. The total amount of variable and short-term lease payments was immaterial for all periods presented.
As of December 31, 2020, we did not have material additional operating leases that have not yet commenced.
(15) Long-Term and Other Debt
Outstanding Debt and Finance Leases
The following table reflects our outstanding debt:

	As of December 31,
	2020					2019
	Final Maturity	Rate(s)	Face Value	Unamortized debt discount/premium and deferred financing costs, net	Book Value	Book Value
Senior Secured Credit Facilities:
SGI Revolver	2024	variable	$535	$—	$535	$195
SGI Term Loan B-5	2024	variable	4,060	(48)	4,012	4,042
SciPlay Revolver	2024	variable	—	—	—	—
SGI Senior Notes:
2025 Secured Notes(1)	2025	5.000%	1,250	(13)	1,237	1,235
2026 Secured Euro Notes(2)	2026	3.375%	399	(4)	395	359
2025 Unsecured Notes	2025	8.625%	550	(8)	542	—
2026 Unsecured Euro Notes(2)	2026	5.500%	306	(3)	303	276
2026 Unsecured Notes	2026	8.250%	1,100	(12)	1,088	1,085
2028 Unsecured Notes	2028	7.000%	700	(9)	691	690
2029 Unsecured Notes	2029	7.250%	500	(7)	493	493
SGI Subordinated Notes:
2021 Notes	2020	6.250%	—	—	—	339
Finance lease obligations as of December 31, 2020 payable monthly through 2023 and other(3)	2023	4.217%	7	—	7	11
Total long-term debt outstanding			$9,407	$(104)	$9,303	$8,725
Less: current portion of long-term debt					(44)	(45)
Long-term debt, excluding current portion					$9,259	$8,680
Fair value of debt(4)			$9,574

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

(2) We designated a portion of our 2026 Secured Euro Notes as a net investment non-derivative hedge of our investments in certain of our international subsidiaries that use the Euro as their functional currency in order to reduce the volatility in our operating results caused by the change in foreign currency exchange rates of the Euro relative to the U.S. Dollar (see Note 16 for additional information). The total change in the face value of the 2026 Secured Euro Notes and 2026 Unsecured Euro Notes due to changes in foreign currency exchange rates since the issuance was a reduction of $7 million, of which a loss of $51 million and gains of $9 million and $43 million were recognized on remeasurement of debt in the Consolidated Statements of Operations for the years ended December 31, 2020, 2019, and 2018, respectively.

(3) Includes $7 million related to certain revenue transactions presented as debt in accordance with ASC 470.
(4) Fair value of our fixed rate and variable interest rate debt is classified within Level 2 in the fair value hierarchy and has been calculated based on the quoted market prices of our securities.
The following reflects the principal amount of debt and finance lease payments due over the next five years and beyond as of December 31, 2020:

Due	Total Principal Due	Series of Debt/Finance lease	Principal Due per Series of Debt/Lease
2021	$44	Term Loan B-5	$42
		Finance lease obligation and other	2
2022	45	Term Loan B-5	42
		Finance lease obligation and other	3
2023	44	Term Loan B-5	42
		Finance lease obligation and other	2
2024	4,469	Term Loan B-5	3,934
		Drawn Revolving Credit Facility	535
2025	1,800	2025 Secured Notes	1,250
		2025 Unsecured Notes	550
2026 and beyond	3,005	2026 Secured Euro Notes	399
		2026 Unsecured Euro Notes	306
		2026 Unsecured Notes	1,100
		2028 Unsecured Notes	700
		2029 Unsecured Notes	500
Unamortized deferred financing costs and discount/premium	(104)
Total debt book value as of December 31, 2020	$9,303
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
Issuance of 2025 Unsecured Notes and Redemption of 2021 Notes
On July 1, 2020, we completed the issuance of $550 million in aggregate principal amount of 8.625% senior unsecured notes due 2025 in a private offering and received total net proceeds of $543 million. We used a portion of the net proceeds to redeem all $341 million of our outstanding 2021 Notes and paid accrued and unpaid interest thereon plus related premiums, fees and costs, which redemption was completed on July 17, 2020, and are using the remaining net proceeds to fund working capital and general corporate purposes.
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
The 2025 Unsecured Notes are senior obligations of SGI, rank equally to all SGI’s existing and future senior debt and rank senior to all of SGI’s existing and future debt, if any, that is expressly subordinated to the 2025 Unsecured Notes. The 2025 Unsecured Notes are guaranteed on a senior unsecured basis by SGC and all of its wholly owned domestic restricted subsidiaries (other than SGI, the unrestricted business entities comprising our SciPlay business segment and certain immaterial subsidiaries), subject to customary exceptions.
Debt issuance costs
We capitalize debt issuance costs associated with long-term financing arrangements and amortize the deferred debt issuance costs over the term of the arrangement using the effective interest method. The capitalized debt issuance costs associated with long-term debt financing, other than line-of-credit arrangements, are presented as a direct reduction from the carrying value of long-term debt, consistent with the treatment of unamortized debt discount. In connection with the February 2018 Refinancing, the March 2019 Refinancing and the November 2019 Refinancing, we reflected $26 million, $16 million and $17 million, respectively, in financing costs presented primarily as a reduction to long-term debt. In connection with the July 2020 issuance of the 2025 Unsecured Notes, we reflected $8 million in financing costs presented primarily as a reduction to long-term debt.
Loss on Debt Financing Transactions
The following are components of the loss on debt financing transactions resulting from debt extinguishment and modification accounting:

	Years Ended December 31,
	2020	2019	2018
Repurchase and cancellation of principal balance at premium	$—	$80	$110
Unamortized debt (premium) discount and deferred financing costs, net	—	20	(30)
Third party debt issuance fees	1	—	13
Total loss on debt financing transactions	$1	$100	$93
Description of Outstanding Debt
Credit agreement
SGC and certain of its subsidiaries are party to a credit agreement, dated as of October 18, 2013, by and among SGI, as the borrower, SGC, as a guarantor, Bank of America, N.A., as administrative agent, and the lenders and other agents party thereto (the “credit agreement”). As of December 31, 2020, the credit agreement included (a) a revolving credit facility of $650 million through November 20, 2024, with up to $350 million available for issuances of letters of credit and (b) a $4,060 million term B-5 loan facility that matures August 14, 2024.
The term B-5 loans amortize in equal quarterly installments in an amount equal to 1.00% per annum of the stated principal amount thereof, with the remaining balance due at final maturity. Our 2021 notes were extinguished on July 17, 2020 and are therefore no longer subject to provisions. All of the debt incurred under the revolving credit facility is subject to accelerated maturity if loans under our term B-5 loan facility remain outstanding 91 days prior to their stated maturity date of August 14, 2024 and we do not have sufficient liquidity at that time. In this case, liquidity would be based on our unrestricted cash (excluding SciPlay cash) and availability under our revolving credit facility. SGI may voluntarily prepay all or any portion of outstanding amounts under the credit agreement at any time, without premium or penalty, subject to redeployment costs in the case of a prepayment of eurocurrency loans on a day that is not the last day of the relevant interest period.
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
Notes
The following table sets forth the date of the indenture, redemption prices and dates and ranking, guarantees and collateral for each of our outstanding series of notes:

Series of Notes	Indenture Date	Redeemable at Make Whole Price Prior To(1)	Ranking, Guarantees and Collateral
2025 Secured Notes	October 17, 2017	October 15, 2020	Senior Secured
2026 Secured Euro Notes(2)	February 14, 2018	February 15, 2021	Senior Secured
2025 Unsecured Notes	July 1, 2020	July 1, 2022	Senior Unsecured
2026 Unsecured Euro Notes(2)	February 14, 2018	February 15, 2021	Senior Unsecured
2026 Unsecured Notes	March 19, 2019	March 15, 2022	Senior Unsecured
2028 Unsecured Notes	November 26, 2019	May 15, 2023	Senior Unsecured
2029 Unsecured Notes	November 26, 2019	November 15, 2024	Senior Unsecured

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
Ranking, guarantees and collateral
Borrowings under the credit agreement and the Secured Notes are senior secured obligations of SGI, rank equally to all of SGI’s existing and future senior debt and rank senior to all of SGI’s existing and future senior subordinated debt, if any. The Unsecured Notes are senior unsecured obligations of SGI, rank equally to all of SGI’s existing and future senior debt and rank senior to all of SGI’s existing and future senior subordinated debt, if any.
Borrowings under the credit agreement and the Senior Notes are guaranteed by us and each of our current and future direct and indirect wholly owned domestic subsidiaries (other than SGI, the unrestricted business entities comprising our SciPlay business segment and certain immaterial subsidiaries), subject to certain customary exceptions as set forth in the credit agreement and the indentures governing such notes. Borrowings under the credit agreement and the Senior Notes are structurally subordinated to all of the liabilities of our Non-Guarantor Subsidiaries.
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
Restrictive covenants
Our only financial maintenance covenant (excluding SciPlay’s Revolver) is contained in SGI’s credit agreement. Prior to the Credit Agreement Amendment dated May 8, 2020, this covenant was tested at the end of each fiscal quarter and required us to not exceed a maximum consolidated net first lien leverage ratio of 5.00x Consolidated EBITDA (as defined in the credit agreement). Prior to the Credit Agreement Amendment and Credit Agreement Extension Amendment, this ratio stepped down to 4.75x beginning with the fiscal quarter ended December 31, 2020 and to 4.50x beginning with the fiscal quarter ending December 31, 2021. See Note 1 for information on the Credit Agreement Amendment and Credit Agreement Amendment Extension. Additionally, the SciPlay Revolver requires that SciPlay maintain a maximum total net leverage ratio not to exceed 2.50x and maintain a minimum fixed charge coverage ratio of no less than 4.00x. We had no amounts drawn on our SciPlay Revolver as of December 31, 2020.
We were in compliance with the financial covenants under our debt agreements as of December 31, 2020. See Note 1 for new Credit Agreement Amendments and ratio requirements.
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
Derivative Financial Instruments
As of December 31, 2020, we held the following derivative instruments that were accounted for pursuant to ASC 815:
Interest Rate Swap Contracts
We currently use interest rate swap contracts as described below to manage exposure to interest rate fluctuations by reducing the uncertainty of future cash flows on our variable rate debt.
In February 2018, we entered into interest rate swap contracts to hedge a portion of our interest expense associated with our variable rate debt to effectively fix the interest rate that we pay. These interest rate swap contracts are designated as cash flow hedges under ASC 815. We pay interest at a weighted-average fixed rate of 2.4418% and receive interest at a variable rate equal to one-month LIBOR. The total notional amount of interest rate swaps outstanding was $800 million as of December 31, 2020. These hedges mature in February 2022.
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
The following table shows the gains (losses) and interest expense on our interest rate swap contracts:

	Year Ended December 31,
	2020	2019	2018
Losses recorded in accumulated other comprehensive loss, net of tax	$(6)	$(11)	$—
Interest expense recorded related to interest rate swap contracts	15	1	3
We do not expect to reclassify material amounts from Accumulated other comprehensive loss to interest expense in the next twelve months.
The following table shows the effect of interest rate swap contracts designated as cash flow hedges on the consolidated statements of operations:

	Year Ended December 31, 2020	Year Ended December 31, 2019
	Interest expense	Interest expense
Total interest expense which reflects the effects of cash flow hedges	$(503)	$(589)
Hedged item	(20)	(20)
Derivative designated as hedging instrument	5	19
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
The following table shows the fair value of our hedges:

		As of
	Balance Sheet Line Item	December 31, 2020	December 31, 2019
Interest rate swaps(1)(3)	Other liabilities	$22	$16
Cross-currency interest rate swaps(2)(3)	Other assets	14	41
(1) The loss of $6 million, $16 million, and $0 million for the year ended December 31, 2020, 2019 and 2018, respectively, are reflected in Derivative financial instrument unrealized (loss) gain in Other comprehensive loss.

(2) The loss of $27 million, gains of $23 million and $18 million for the years ended December 31, 2020, 2019 and 2018, respectively, is reflected in Foreign currency translation gain (loss) in Other comprehensive loss.

(3) The inputs used to measure the fair value of our interest rate swap contracts are categorized as Level 2 in the fair value hierarchy.
Net Investment Non-derivative Hedge - 2026 Secured Euro Notes
For the fourth quarter of 2020, we designated $133 million of our 2026 Secured Euro Notes as a net investment non-derivative hedge of our investments in certain of our international subsidiaries that use the Euro as their functional currency in order to reduce the volatility in our results caused by the changes in foreign currency exchange rates of the Euro relative to the U.S. Dollar.
We use the spot method to measure the effectiveness of our net investment non-derivative hedge. Under this method, for each reporting period, the change in the hedged portion of the carrying value of the 2026 Secured Euro Notes due to remeasurement is reported in Foreign currency translation gain (loss) in Other comprehensive loss, and the remaining remeasurement change is recognized in Loss on remeasurement of debt in our consolidated statements of operations. We evaluate the effectiveness of our net investment non-derivative hedge at the beginning of each quarter and the inputs used to measure the fair value of this non-derivative hedge are categorized as Level 2 in the fair value hierarchy.
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
We remeasured contingent acquisition consideration at each reporting period. These remeasurements included increases to the projected earnings-based measures and also the probability of achievement (categorized as Level 3 in the fair value hierarchy as established by ASC 820), which resulted in increases to the calculated fair value of contingent acquisition consideration by $0 million, $2 million and $29 million for the years ended December 31, 2020, 2019 and 2018, respectively. These changes were recorded in Restructuring and other. Contingent acquisition consideration liabilities as of December 31,

2020 are $13 million of which $11 million is included in Accrued liabilities with the remainder included in Other long-term liabilities. Contingent acquisition consideration liabilities as of December 31, 2019 were $14 million of which $7 million was included in Accrued liabilities with the remainder included in Other long-term liabilities.
(17) Stockholders’ Deficit
The following reflects total stock-based compensation expense recognized under all programs:

	Year Ended December 31,
	2020	2019	2018
Related to SGC stock options	$9	$5	$12
Related to SGC RSUs	30	23	32
Related to SciPlay RSUs	22	9	—
Total	$61	$37	$44
The following table sets forth the change in the number of shares of common stock outstanding during the fiscal years ended December 31, 2020 and 2019:

	December 31,
	2020	2019
Shares outstanding as of beginning of period	94	92
Shares issued as part of equity-based compensation plans and the ESPP, net of shares surrendered	1	2
Shares outstanding as of end of period	95	94
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
On June 16, 2020, the Rights Agreement was further amended to extend its term to June 19, 2023 (subject to earlier expiration as described in the Rights Agreement). The Board will submit such amendment extending the Rights Agreement to a vote by the Company’s stockholders at the Company’s 2021 annual stockholders’ meeting. As of December 31, 2020, none of these shares were outstanding and no Rights were exercised.
Scientific Games Stock-Based and Other Incentive Compensation
Pursuant to our incentive stock plans we offer stock-based compensation in the form of stock options and RSUs to employees and our non-employee directors. The terms of such stock option and RSU awards, including the vesting schedule of such awards, are determined at our discretion subject to the terms of the applicable equity-based compensation plan. We also offer an ESPP, which allows for a total of up to 2 million shares of common stock to be purchased by eligible employees under offerings made each January 1 and July 1. Employees participate through payroll deductions up to a maximum of 15% of eligible compensation. The term of each offering period is six months and shares are purchased on the last day of the offering period at a 15% discount to the stock’s market value. For offering periods in 2020, 2019 and 2018 we issued approximately 80 thousand, 100 thousand and 83 thousand shares of common stock at an average price of $19.55 per share, $19.32 per share and $22.79 per share, respectively.
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
As of December 31, 2020, we had approximately 23 million shares of common stock authorized for awards under the 2003 Incentive Compensation Plan, as amended and restated (the “2003 Plan”) (plus available shares from a pre-existing equity-based compensation plan). As of December 31, 2020, we had approximately 3 million shares reserved under the 2003 Plan for future grants of equity awards and less than 0.1 million shares available under a pre-existing plan.
Stock Options
During 2020, we issued 2 million stock options with a weighted average exercise price of $35.41 and a total grant date fair value of $54 million. At December 31, 2020, we had $33 million of unrecognized stock-based compensation expense relating to approximately 2 million unvested stock options that will be amortized over a weighted-average period of approximately two years and have an average remaining contract term of 6.3 years with a weighted average exercise price of $33.60. During the year ended December 31, 2020, we received $4 million in cash from the exercise of stock options.
Restricted Stock Units
A summary of the changes in RSUs outstanding under our equity-based compensation plans during 2020 is presented below:

	Number of Restricted Stock Units	Weighted Average Grant Date Fair Value
Unvested RSUs as of December 31, 2019	2.9	$24.80
Granted	2.7	$13.75
Vested	(1.3)	$19.77
Cancelled	(1.0)	$19.25
Unvested RSUs as of December 31, 2020	3.3	$19.07
The weighted-average grant date fair value of RSUs granted during 2020 and 2019 was $13.75 and $21.78, respectively. The fair value of each RSU grant is based on the market value of our common stock at the time of grant. At December 31, 2020, we had $40 million of unrecognized stock-based compensation expense relating to unvested RSUs that will be amortized over a weighted-average period of approximately two years. The fair value at vesting date of RSUs vested during the years ended December 31, 2020, 2019 and 2018 was $16.8 million, $22.0 million and $88.0 million, respectively.
SciPlay Stock-Based Compensation
In 2019, SciPlay adopted the SciPlay Long-Term Incentive Plan (“SciPlay LTIP”). The SciPlay LTIP authorizes the issuance of up to 6.5 million shares of SciPlay’s Class A common stock to be granted in connection with awards of incentive and nonqualified stock options, restricted stock, RSUs, stock appreciation rights and performance-based awards. As of December 31, 2020, there were a total of 4.1 million time-based and performance-based SciPlay RSUs outstanding with an average grant price of $15.27 per share of SciPlay Class A common stock. As of December 31, 2020, SciPlay had $8 million in unrecognized stock-based compensation expense that is expected to be recognized over a weighted-average expected vesting period of 0.6 years.
(18) Pension and Other Post-Retirement benefits
We have defined benefit pension plans for our U.K.-based union employees (the “U.K. Plan”) and certain Canadian-based employees (the “Canadian Plan”). Collectively these two plans are referred to as the “Pension Plans”. Retirement benefits under the U.K. Plan are generally based on an employee’s average compensation over the two years preceding retirement. Retirement benefits under the Canadian Plan are generally based on the number of years of credited service. Our policy is to fund the minimum contributions permissible by the applicable authorities. We estimate that $9 million will be contributed to the Pension Plans in fiscal year 2021.
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
The following table sets forth the combined funded status of the Pension Plans and their reconciliation to the related amounts recognized in our Consolidated Financial Statements at our December 31, 2020 and 2019 measurement dates:

	December 31,
	2020	2019
Change in benefit obligation:
Benefit obligation at beginning of year	$154	$125
Service cost	3	2
Interest cost	4	4
Participant contributions	1	1
Actuarial loss	17	21
Benefits paid	(4)	(3)
Other, principally foreign exchange	5	4
Benefit obligation at end of year	$180	$154
Change in plan assets:
Fair value of plan assets at beginning of year	$129	$107
Actual gain on plan assets	16	18
Employer contributions	4	4
Participant contributions	1	1
Benefits paid	(5)	(3)
Other, principally foreign exchange	3	2
Fair value of assets at end of year	$148	$129
Amounts recognized in the consolidated balance sheets:
Funded status (current)	$—	$—
Funded status (non-current)	(32)	(25)
Accumulated other comprehensive loss:
Unrecognized actuarial loss	40	34
Unrecognized prior service cost	(2)	—
Deferred taxes	—	(1)
Net amount recognized	$6	$8
The following table presents the components of our net periodic pension benefit cost:

	Year Ended December 31,
	2020	2019	2018
Components of net periodic pension benefit cost:
Service cost	$3	$2	$3
Interest cost	4	4	4
Expected return on plan assets	(6)	(5)	(6)
Amortization of actuarial losses	2	1	1
Net periodic cost	$3	$2	$2
The accumulated benefit obligation for the Pension Plans was $180 million and $154 million as of December 31, 2020 and 2019, respectively. The underfunded status of the Pension Plans recorded as a long-term liability in our Consolidated Balance Sheets as of December 31, 2020 and 2019 was $32 million and $25 million, respectively.

The amounts included in accumulated other comprehensive loss as of December 31, 2020 are expected to be recognized as components of net periodic pension benefit cost during the fiscal year ending December 31, 2021 are presented below:

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
The current strategy in the U.K. Plan is to hold approximately 37% in a global return fund, approximately 4% in U.K. equities, approximately 10% in real estate, approximately 16% in non-U.K. equities, approximately 20% in Liability Driven Investments (LDI) and approximately 13% in corporate bonds and other. The current strategy in the Canadian Plan is to hold approximately 23% in Canadian equities, approximately 44% in non-Canadian equities and approximately 33% in bonds and other.
The fair value of the plan assets for the Pension Plans at December 31, 2020 by asset category is presented below:

Asset Category	Market Value at 12/31/2020	Quoted Prices in Active Markets for Identical Assets (Level 1)	Significant Observable Inputs (Level 2)	Significant Unobservable Inputs (Level 3)
Equity securities(a)	$58	$41	$17	$—
Global return fund(a)	32	—	32	—
Corporate bonds(a)	25	—	25	—
Government bonds	5	—	5	—
Real estate	9	—	—	9
LDI (Liability Driven Investment)	17	—	17	—
Cash and cash equivalents(b)	2	2	—	—
Total pension assets	$148	$43	$96	$9

(a) The assets are invested through managed funds that are valued using inputs derived principally from quoted prices in active markets for the underlying assets in the fund.
(b) The carrying value of cash and cash equivalents approximates fair value because of the short-term maturity of these instruments.
The fair value of the plan assets for both of the Pension Plans at December 31, 2019 by asset category is presented below:

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
(b) The carrying value of cash and cash equivalents approximates fair value because of the short-term maturity of these instruments.
The change in fair value of the Pension Plan assets valued using significant unobservable inputs (Level 3) is presented below:

	2020	2019
Significant unobservable inputs (Level 3), beginning of period	$5	$4
Unrealized gain on asset still held	4	1
Significant unobservable inputs (Level 3), end of period	$9	$5
The table below presents the weighted-average actuarial assumptions used to determine the benefit obligation and net periodic benefit cost for the Pension Plans.

	U.K. Plan			Canadian Plan
	2020	2019	2018	2020	2019	2018
Discount rates:
Benefit obligation	1.4%	2.0%	2.9%	3.1%	3.1%	3.9%
Net periodic pension cost	1.4%	2.0%	2.6%	3.1%	3.9%	3.6%
Rate of compensation increase	1.0%	1.0%	1.0%	3.0%	3.0%	1.0%
Expected return on assets	3.6%	5.1%	5.0%	5.2%	5.5%	5.7%
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
We expect benefit payments between $4 million and $6 million annually, which reflect expected future service, for each of the next five years. Additionally, we expect benefit payments of $32 million for benefit payments during the five years from 2026 to 2030.
U.S. plan
We have a 401(k) plan for U.S.-based employees. Those employees who participate in our 401(k) plan are eligible to receive matching contributions from us for the first 6% of participant contributions (as defined in the plan document). During 2020, as part of austerity measures implemented as a result of COVID-19, we temporarily eliminated 401(k) matching contributions, and they have not yet been reinstated. Contribution expense for the years ended December 31, 2020, 2019 and 2018 amounted to $5 million, $11 million and $12 million, respectively.

(19) Accumulated Other Comprehensive Loss
The accumulated balances for each classification of other comprehensive (loss) income are presented below:

	Foreign Currency Items	Derivative Financial Instruments(1)	Unrecognized pension benefit costs, net of taxes(2)	Accumulated Other Comprehensive Loss
Balance at January 1, 2018	$(183)	$—	$(17)	$(200)
Change during period	(99)	—	(2)	(101)
Reclassified into operations	—	—	1	1
Balance at December 31, 2018	$(282)	$—	$(18)	$(300)
Change during period	26	(11)	(8)	7
Reclassified into operations	—	—	1	1
Balance at December 31, 2019	$(256)	$(11)	$(25)	$(292)
Change during period	85	(6)	(5)	74
Reclassified into operations	—	—	—	—
Balance at December 31, 2020	$(171)	$(17)	$(30)	$(218)

(1) The change during the period is net of income taxes of $0 million, $4 million and $0 million in 2020, 2019 and 2018, respectively.
(2) The change during the period is net of income taxes of $0 million, $1 million and $1 million in 2020, 2019 and 2018, respectively.
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
Management assessed the available positive and negative evidence to estimate whether sufficient future taxable income will be generated to permit use of existing DTAs in each taxpaying jurisdiction. A significant piece of objective negative evidence evaluated was the cumulative loss incurred over the three-year period ended December 31, 2020. Such strong objective evidence puts less emphasis on other subjective evidence, such as our projections for future growth. On the basis of this evaluation, as of December 31, 2020, a valuation allowance of $328 million has been recorded to recognize only the portion of the DTAs that are more likely than not to be realized; however, the amount of the DTAs considered realizable could be adjusted if estimates of future taxable income during the carryforward period change or if objective negative evidence in the form of cumulative losses is no longer present and additional weight is given to subjective evidence such as projections for future growth.
As discussed in Note 1, the COVID-19 disruptions significantly impacted certain segments of our business during 2020. We considered the COVID-19 disruptions in our ability to realize deferred tax assets in the future and determined that such conditions did not change our overall valuation allowance positions. The U.S. signed into law on March 27, 2020 the CARES Act, which includes various income tax provisions to help stabilize U.S. businesses, including a provision to ease the limitation on deductible interest expense in 2019 and 2020, which will reduce our interest limitation for these years, preserving U.S. net operating losses. We continue to monitor and evaluate the tax implications resulting from the CARES Act and any new legislation passed in response to COVID-19 in the federal, state, and foreign jurisdictions where we have an income tax presence.
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
The components of net loss from continuing operations before income taxes are as follows:

	Year Ended December 31,
	2020	2019	2018
United States	$(420)	$(158)	$(356)
Foreign	(124)	50	17
Net loss before income tax expense	$(544)	$(108)	$(339)
The components of income tax expense are as follows:

	Year Ended December 31,
	2020	2019	2018
Current
U.S. Federal	$6	$(5)	$19
U.S. State	(1)	1	4
Foreign	20	32	22
Total	25	28	45
Deferred
U.S. Federal	(4)	(3)	(10)
U.S. State	(4)	(3)	(7)
Foreign	(13)	(12)	(15)
Total	(21)	(18)	(32)
Total income tax expense	$4	$10	$13
The reconciliation of the U.S. federal statutory tax rate to the actual tax rate is as follows:

	Year Ended December 31,
	2020	2019	2018
Statutory U.S. federal income tax rate	21.0%	21.0%	21.0%
Foreign earnings at rates different than U.S. federal rate	(0.2)%	(3.7)%	(1.5)%
Valuation allowance adjustments	(16.7)%	(31.0)%	(16.8)%
Impact of U.S. Tax Reform	—%	—%	(3.1)%
Permanent items	(1.9)%	(3.6)%	(2.5)%
Reduction of UTBs	0.3%	6.2%	—%
Goodwill impairments	(2.2)%	—%	—%
Other	(1.0)%	1.9%	(1.0)%
Effective income tax rate	(0.7)%	(9.2)%	(3.9)%
Our 2020 and 2019 effective tax rates were impacted by changes in global valuation allowances totaling $119 million and $36 million, respectively, against net DTAs in various jurisdictions. Additionally, our 2019 rate was impacted by a decrease in the UTBs of $7 million due to settlements and statute closures. In 2020, we recorded a $54 million goodwill impairment for our legacy U.K. Gaming reporting unit, which resulted in a (2.2)% decrease in our effective tax rate.
Deferred income taxes reflect the net tax effects of temporary differences between the carrying values of assets and liabilities for financial reporting purposes and the amounts used for income tax purposes. The deferred income tax balances are established using the enacted statutory tax rates and are adjusted for changes in such rates in the period of change.

	As of December 31,
	2020	2019
Deferred tax assets:
Reserves and other accrued expenses	$89	$78
Net operating loss carry forwards	478	296
Tax credit carry forwards	42	40
Interest limitation carryforwards	22	157
Differences in financial reporting and tax basis for:
Other	60	51
Valuation allowance	(328)	(209)
Realizable deferred tax assets	363	413

Deferred tax liabilities:
Differences in financial reporting and tax basis for:
Identifiable intangible assets	(253)	(312)
Property and equipment	(51)	(47)
Other	(14)	(25)
Total deferred tax liabilities	(318)	(384)
Net deferred tax asset on balance sheet	$45	$29
At December 31, 2020, we had the following NOL, interest limitation, R&D credit, and state tax credit carry forwards:

	December 31, 2020
	Federal	State	Foreign
NOL carry forwards	$1,609	$1,488	$274
Interest limitation carry forwards	78	118	14
R&D and state credit carry forwards	44	—	—
The federal, state and foreign NOL carryforwards can be carried forward for periods that vary from five years to indefinitely. R&D tax credit carryforwards will expire through 2040, and state tax credits expire through 2023. The interest limitation carryforwards can be carried forward indefinitely in all jurisdictions in which we have them available.
Certain of our U.S. federal, state, and foreign tax attributes may be subject to annual limitations under Section 382 (or comparable provisions of state or foreign law) in the event that certain changes in ownership were to occur. Tax attributes that exceed the Section 382 limitation in any year continue to be allowed as carry forwards until they expire and can be used to offset taxable income for years within the carryover period subject to the limitation in each year. Given the Company’s significant U.S. tax attributes, we continuously monitor potential ownership changes under Section 382. In the fourth quarter of 2020, we experienced an ownership change, triggering the application of Section 382. We do not expect any resulting Section 382 limitations to have a significant impact on the use of our tax attributes.
At December 31, 2020 and 2019, we had the following valuation allowances:

	December 31,
	2020	2019
Federal	$220	$128
State	52	40
Foreign	56	41
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
Unrecognized Tax Benefits
The total amount of unrecognized tax benefits (“UTBs”) as of December 31, 2020 was $30 million. Of this amount, $30 million, if recognized, would be included in our Consolidated Statements of Operations and Comprehensive Loss and have an impact on our effective tax rate. We do not expect any material changes in unrecognized tax benefits before December 31, 2021.
We recognize interest and penalties for unrecognized tax benefits in income tax expense. The amounts recognized for interest and penalties during the years ended December 31, 2020, 2019 and 2018 were not material.
We file income tax returns in the U.S. Federal jurisdiction and various state and foreign jurisdictions. We are generally not subject to examination for periods prior to December 31, 2016; however as we utilize our net operating losses, prior periods can be subject to examination. There are no ongoing material U.S. federal, state, local or non-U.S. examinations by tax authorities.
The Company had the following activity for unrecognized tax benefits:

	Year Ended December 31,
	2020	2019	2018
Balance at beginning of period	$28	$34	$22
Tax positions related to current year additions	1	1	11
Additions for tax positions of prior years	2	—	2
Reductions due to lapse of statute of limitations on tax positions	(1)	(7)	(1)
Balance at end of period	$30	$28	$34
(21) Litigation
We are involved in various legal proceedings, including those discussed below. We record an accrual for legal contingencies when it is both probable that a liability has been incurred and the amount or range of the loss can be reasonably estimated (although, as discussed below, there may be an exposure to loss in excess of the accrued liability). We evaluate our accruals for legal contingencies at least quarterly and, as appropriate, establish new accruals or adjust existing accruals to reflect (1) the facts and circumstances known to us at the time, including information regarding negotiations, settlements, rulings and other relevant events and developments, (2) the advice and analyses of counsel and (3) the assumptions and judgment of management. Legal costs associated with our legal proceedings are expensed as incurred. We had accrued liabilities of $3 million for all of our legal matters that were contingencies as of December 31, 2020 and 2019.
Substantially all of our legal contingencies are subject to significant uncertainties and, therefore, determining the likelihood of a loss and/or the measurement of any loss involves a series of complex judgments about future events. Consequently, the ultimate outcomes of our legal contingencies could result in losses in excess of amounts we have accrued. We may be unable to estimate a range of possible losses for some matters pending against us or our subsidiaries, even when the amount of damages claimed against us or our subsidiaries is stated because, among other things: (1) the claimed amount may be exaggerated or unsupported; (2) the claim may be based on a novel legal theory or involve a large number of parties; (3) there may be uncertainty as to the likelihood of a class being certified or the ultimate size of the class; (4) there may be uncertainty as to the outcome of pending appeals or motions; (5) the matter may not have progressed sufficiently through discovery or there may be significant factual or legal issues to be resolved or developed; and/or (6) there may be uncertainty as to the enforceability of legal judgments and outcomes in certain jurisdictions. Other matters have progressed sufficiently that we are able to estimate a range of possible loss. For those legal contingencies disclosed below, and those related to the previously disclosed settlement agreement entered into in February 2015 with SNAI S.p.a. (“SNAI”), as to which a loss is reasonably possible, whether in excess of a related accrued liability or where there is no accrued liability, and for which we are able to estimate a range of possible loss, the current estimated range is up to approximately $15 million in excess of the accrued liabilities (if any) related to those legal contingencies. This aggregate range represents management’s estimate of additional possible loss in excess of the accrued liabilities (if any) with respect to these matters based on currently available information, including any damages claimed by the plaintiffs, and is subject to significant judgment and a variety of assumptions and inherent uncertainties. For example, at the time of making an estimate, management may have only preliminary, incomplete, or inaccurate information about the facts underlying a claim; its assumptions about the future rulings of the court or other tribunal on significant issues, or the behavior and incentives of adverse parties, regulators, indemnitors or co‑defendants, may prove to be wrong; and the outcomes it is attempting to predict are often not amenable to the use of statistical or other quantitative analytical tools. In addition, from time to time an outcome may occur that management had not accounted for in its estimate because it had considered that outcome to be remote. Furthermore, as noted above, the aggregate range does not include any matters for which we are not able to estimate a range of possible loss. Accordingly, the estimated aggregate range of possible loss does not represent our maximum loss exposure. Any such losses could have a material adverse impact on our results of operations, cash flows or financial condition. The legal proceedings underlying the estimated range will change from time to time, and actual results may vary significantly from the current estimate.
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
In June 1999, Ecosalud filed a collection proceeding against SGI to enforce the liquidation resolution and recover the claimed damages. In May 2013, the Tribunal denied SGI’s merit defenses to the collection proceeding and issued an order of payment of approximately 90 billion Colombian pesos, or approximately $30.2 million, plus default interest (potentially accrued since 1994 at a 12% statutory interest rate). SGI filed an appeal to the Council of State, and on December 10, 2020, the Council of State issued a ruling affirming the Tribunal’s decision. On December 16, 2020, SGI filed a motion for clarification of the Council of State’s ruling, the filing of which has stayed the payment order.
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
Washington State Matter
On April 17, 2018, a plaintiff, Sheryl Fife, filed a putative class action complaint, Fife v. Scientific Games Corporation, against SGC in the United States District Court for the Western District of Washington. The plaintiff seeks to represent a putative class of all persons in the State of Washington who purchased and allegedly lost virtual coins playing SGC’s online social casino games, including but not limited to Jackpot Party Casino and Gold Fish Casino. The complaint asserts claims for alleged violations of Washington’s Recovery of Money Lost at Gambling Act, Washington’s consumer protection statute, and for unjust enrichment, and seeks unspecified money damages (including treble damages as appropriate), the award of reasonable attorneys’ fees and costs, pre- and post-judgment interest, and injunctive and/or declaratory relief. On July 2, 2018, SGC filed a motion to dismiss the plaintiff’s complaint with prejudice, which the trial court denied on December 18, 2018. SGC filed its answer to the putative class action complaint on January 18, 2019. On August 24, 2020, the trial court granted plaintiff’s motion for leave to amend her complaint and to substitute a new plaintiff, Donna Reed, for the initial plaintiff, and re-captioned the matter Reed v. Scientific Games Corporation. On August 25, 2020, the plaintiff filed a first amended complaint against SGC, asserting the same claims, and seeking the same relief, as the complaint filed by Sheryl Fife. On September 8, 2020, SGC filed a motion to compel arbitration of plaintiff’s claims and to dismiss the action, or, in the alternative, to transfer the action to the United States District Court for the District of Nevada, and that motion is fully-briefed and pending before the trial court. We are currently unable to determine the likelihood of an outcome or estimate a range of reasonably possible loss.
TCS John Huxley Matter
On March 15, 2019, TCS John Huxley America, Inc., TCS John Huxley Europe Ltd., TCS John Huxley Asia Ltd., and Taiwan Fulgent Enterprise Co., Ltd. brought a civil action in the United States District Court for the Northern District of Illinois against SGC, Bally Technologies, Inc. and SG Gaming. In the complaint, the plaintiffs assert federal antitrust claims arising from the defendants’ procurement of particular U.S. and South African patents. The plaintiffs allege that the defendants used those patents to create an allegedly illegal monopoly in the market for automatic card shufflers sold to regulated casinos in the United States. On April 10, 2019, the defendants filed a motion to dismiss the plaintiffs’ complaint with prejudice. On April 25, 2019, the district court denied the defendants’ motion to dismiss without prejudice pursuant to the court’s local rules, after the plaintiffs advised that they intended to file an amended complaint. The plaintiffs filed their amended complaint on May 3, 2019, and on May 22, 2019, the defendants filed a motion to dismiss the plaintiffs’ amended complaint with prejudice. On March 20, 2020, the district court denied the defendants’ motion to dismiss the plaintiffs’ amended complaint, and defendants filed an answer to Plaintiffs’ amended complaint on June 19, 2020. On June 3, 2020, the trial court granted the defendants’ request to bifurcate proceedings in the case, with discovery to occur first into the statute of limitations and release defenses asserted by the defendants in their motion to dismiss, before proceeding into broader discovery. The trial court set a September 18, 2020, deadline for the parties to complete discovery relating to the statute of limitations and release defenses. On October 28, 2020, the court issued an order extending until January 15, 2021 the deadline for the parties to complete discovery relating to the statute of limitations defense. On February 9, 2021, the defendants filed a motion for summary judgment on their statute of limitations defense, addressing whether plaintiffs had actual knowledge of their claims prior to the start of the limitations period. We are currently unable to determine the likelihood of an outcome or estimate a range of reasonably possible losses, if any. We believe that the claims in the lawsuit are without merit, and intend to vigorously defend against them.
Tonkawa Tribe Matter
On September 3, 2020, the Tonkawa Tribe of Indians of Oklahoma d/b/a Tonkawa Enterprises filed a putative class action complaint in the United States District Court for the District of Nevada against SGC, Bally Technologies, Inc. and SG Gaming, f/k/a Bally Gaming, Inc. On October 5, 2020, the plaintiff filed a first amended complaint to add Cow Creek Band of Umpqua Tribe of Indians and the Umpqua Indian Development Corp., d/b/a Seven Feathers Casino as a plaintiff. On October 26, 2020, the plaintiffs filed a second amended complaint. In the complaint, the plaintiffs assert federal antitrust claims arising from the defendants’ procurement of particular U.S. patents. The plaintiffs allege that the defendants used those patents to create an allegedly illegal monopoly in the market for card shufflers sold or leased to regulated casinos in the United States. The plaintiffs seek to represent a putative class of all regulated United States casinos directly leasing or purchasing card shufflers from the defendants on or after April 1, 2009. The complaint seeks unspecified money damages, the award of plaintiff’s costs of suit, including reasonable attorneys’ fees and expert fees, and the award of pre-judgment and post-judgment interest. On

November 19, 2020, the defendants filed a motion to dismiss plaintiffs’ second amended complaint. On November 20, 2020, Plaintiffs filed a motion for partial summary judgment, seeking a finding that defendants are collaterally estopped from re-litigating issues litigated in the 2018 litigation versus Shuffle Tech International Corp., Aces Up Gaming, and Poydras-Talrick Holdings. We are currently unable to determine the likelihood of an outcome or estimate a range of reasonably possible losses, if any. We believe that the claims in the lawsuit are without merit, and intend to vigorously defend against them.
Giuliano and Rancho’s Club Casino Matter
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
On October 29, 2020, the trial court consolidated the Giuliano and Rancho’s Club Casino matters. On October 30, 2020, the plaintiffs in the consolidated action filed a first amended consolidated complaint. On November 9, 2020, the defendants filed a motion to dismiss the plaintiffs’ first amended consolidated complaint, and also filed a motion to compel arbitration of plaintiff Alfred T. Giuliano’s individual claims. We are currently unable to determine the likelihood of an outcome or estimate a range of reasonably possible losses, if any. We believe that the claims in the consolidated lawsuit are without merit, and intend to vigorously defend against them.
Mohawk Gaming Enterprises Matter
On November 9, 2020, Mohawk Gaming Enterprises LLC, d/b/a Akwesasne Mohawk Casino Resort, filed a demand for a putative class arbitration before the American Arbitration Association against SGC, Bally Technologies, Inc. and SG Gaming, f/k/a Bally Gaming, Inc. In the complaint, the claimant asserts federal antitrust claims arising from the respondents’ procurement of particular U.S. patents. The claimant alleges that the respondents used those patents to create an allegedly illegal monopoly in the market for automatic card shufflers sold or leased in the United States. The claimant seeks to represent a putative class of all persons and entities that directly purchased or leased automatic card shufflers within the United States from the respondents, or any predecessor, subsidiary, or affiliate thereof, at any time between April 1, 2009, and the present. The complaint seeks unspecified money damages, which the complaint asks the arbitration panel to treble, and the award of claimant’s costs of suit, including attorneys’ fees. Respondents filed their answering statement on December 9, 2020. We are currently unable to determine the likelihood of an outcome or estimate a range of reasonably possible losses, if any. We believe that the claims in the arbitration demand are without merit, and intend to vigorously defend against them.
SciPlay IPO Matter (New York)
On or about October 14, 2019, the Police Retirement System of St. Louis filed a putative class action complaint in New York state court against SciPlay, certain of its executives and directors, and SciPlay’s underwriters with respect to its IPO (the “PRS Action”). The complaint was amended on November 18, 2019. The plaintiff seeks to represent a class of all persons or entities who acquired Class A common stock of SciPlay pursuant and/or traceable to the Registration Statement filed and issued in connection with the SciPlay IPO, which commenced on or about May 3, 2019. The complaint asserts claims for alleged violations of Sections 11 and 15 of the Securities Act, 15 U.S.C. § 77, and seeks certification of the putative class; compensatory damages of at least $146 million, and the award of the plaintiff’s and the class’s reasonable costs and expenses incurred in the action.
On or about December 9, 2019, Hongwei Li filed a putative class action complaint in New York state court asserting substantively similar causes of action under the Securities Act of 1933 and substantially similar factual allegations as those alleged in the PRS Action (the “Li Action”). On December 18, 2019, the New York state court entered a stipulated order consolidating the PRS Action and the Li Action into a single lawsuit. On December 23, 2019, the defendants moved to dismiss the consolidated action. On August 28, 2020, the court issued an oral ruling granting in part and denying in part the defendants’ motion to dismiss. On December 14, 2020, plaintiffs in the consolidated action filed a motion to certify the putative class. We are currently unable to determine the likelihood of an outcome or estimate a range of reasonably possible loss, if any. We believe that the claims in the lawsuit are without merit, and intend to vigorously defend against them.
SciPlay IPO Matter (Nevada)
On or about November 4, 2019, plaintiff John Good filed a putative class action complaint in Nevada state court against SciPlay, certain of its executives and directors, SGC, and SciPlay’s underwriters with respect to the SciPlay IPO. The plaintiff seeks to represent a class of all persons who purchased Class A common stock of SciPlay in or traceable to the SciPlay IPO that it completed on or about May 7, 2019. The complaint asserts claims for alleged violations of Sections 11 and 15 of the Securities Act, 15 U.S.C. § 77, and seeks certification of the putative class; compensatory damages, and the award of the plaintiff’s and the class’s reasonable costs and expenses incurred in the action. On February 27, 2020, the trial court entered a stipulated order that, among other things, stayed the lawsuit pending entry of an order resolving the motion to dismiss that was pending in the SciPlay IPO matter in New York state court. On September 29, 2020, the trial court entered a stipulated order that extended the stay pending a ruling on class certification in the SciPlay IPO matter in New York state court. We are currently unable to determine the likelihood of an outcome or estimate a range of reasonably possible losses, if any. We believe that the claims in the lawsuit are without merit, and intend to vigorously defend against them.

SCHEDULE II
SCIENTIFIC GAMES CORPORATION AND SUBSIDIARIES
Valuation and Qualifying Accounts
Year Ended December 31, 2020, 2019 and 2018
(in millions)

Allowance for credit losses(1)	Balance at beginning of period	Additions	Deductions(2)	Balance at end of period
Year Ended December 31, 2020	$42	56	(12)	$86
Year Ended December 31, 2019	$40	9	(13)	$36
Year Ended December 31, 2018	$31	9	—	$40
(1) Results for reporting periods effective January 1, 2020 are presented in accordance with ASC 326 while prior period amounts continue to be reported in accordance with previously applicable U.S. GAAP. See Notes 1 and 6 for further details.
(2) Amounts written off, net of recovery, and related impact of foreign currency exchange.

Tax-related valuation allowance	Balance at beginning of period	Additions / (deductions)	Balance at end of period
Year Ended December 31, 2020	$209	119	$328
Year Ended December 31, 2019	$245	(36)	$209
Year Ended December 31, 2018	$159	86	$245
(1) Amounts written off, net of recovery, and related impact of foreign currency exchange.

(3). Exhibits
EXHIBIT INDEX

Exhibit Number	Description
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

4.3
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

4.5
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

4.6
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

4.7
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

4.8
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

4.9
Indenture, dated as of November 21, 2014, between SGMS Escrow Corp., as issuer, and Deutsche Bank Trust Company Americas, as trustee, relating to the 10.000% Senior Unsecured Notes due 2022 (incorporated by reference to Exhibit 4.1 to Scientific Games Corporation's Current Report on Form 8-K filed on November 26, 2014).

4.10
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

4.11
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

4.12
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

4.13
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

4.14
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

4.15
Indenture, dated as of November 21, 2014, between SGMS Escrow Corp., as issuer, and Deutsche Bank Trust Company Americas, as trustee and collateral agent, related to the 7.000% Senior Secured Notes due 2022 (incorporated by reference to Exhibit 4.3 to Scientific Games Corporation’s Current Report on Form 8-K filed on November 26, 2014).

4.16
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

4.17
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

4.18
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

4.19
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

4.20
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

4.21
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

4.22
Amendment to Amended and Restated Rights Agreement, dated as of June 16, 2020, to the Amended and Restated Rights Agreement, dated as of January 10, 2018, by and between Scientific Games Corporation and American Stock Transfer & Trust Company, LLC (incorporated by reference to Exhibit 4.1 to Scientific Games Corporation’s Current Report on Form 8-K filed on June 19, 2020).

4.23
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

4.24
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

4.25
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

4.26
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

4.27
Supplemental Indenture, dated as of January 5, 2021, by and among Scientific Games International, Inc., as issuer, SGI Lottery LLC and the other guarantors party thereto, and Deutsche Bank Trust Company Americas, as trustee and collateral agent, relating to the Indenture, dated as of October 17, 2017, as amended and supplemented, relating to the 5.000% Senior Secured Notes due 2025.(†)

4.28
Collateral Agreement, dated as of October 17, 2017, among Scientific Games International, Inc., as issuer, Scientific Games Corporation and the other guarantors party thereto and Deutsche Bank Trust Company Americas, as collateral agent (incorporated by reference to Exhibit 4.2 to Scientific Games Corporation's Current Report on Form 8-K filed on October 17, 2017).

4.29
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

4.30
Supplemental Indenture, dated as of January 5, 2021, by and among Scientific Games International Inc., as issuer, SGI Lottery LLC and the other guarantors party thereto, Deutsche Bank Trust Company Americas, as trustee, collateral agent, registrar and transfer agent and Deutsche Bank AG, London Branch, as paying agent, relating to the Indenture, dated as of February 14, 2018, as amended and supplemented, relating to the 3.375% Senior Secured Notes due 2026.(†)

4.31
Collateral Agreement, dated as of February 14, 2018, among Scientific Games International, Inc., Scientific Games Corporation and the other guarantors party thereto and Deutsche Bank Trust Company Americas, as collateral agent, relating to the 3.375% Senior Secured Notes due 2026 (incorporated by reference to Exhibit 4.3 to Scientific Games Corporation's Current Report on Form 8-K filed on February 14, 2018).

4.32
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

4.33
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

4.34
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

4.35
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

4.36
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

4.37
Supplemental Indenture, dated as of January 5, 2021, by and among Scientific Games International Inc., as issuer, SGI Lottery LLC and the other guarantors party thereto, and Deutsche Bank Trust Company Americas, as trustee, registrar and transfer agent. relating to the Indenture, dated as of February 14, 2018, as amended and supplemented, relating to the 5.500% Senior Unsecured Notes due 2026.(†)

4.38
Indenture, dated as of March 19, 2019, among Scientific Games International, Inc., as issuer, Scientific Games Corporation and the other guarantors party thereto, and Deutsche Bank Trust Company Americas, as trustee, relating to the 8.250% Senior Unsecured Notes due 2026 (incorporated by reference to Exhibit 4.1 to Scientific Games Corporation’s Current Report on Form 8-K filed on March 19, 2019).

4.39
Supplemental Indenture, dated as of January 23, 2020, by and among Scientific Games International, Inc. as issuer, Scientific Games Corporation, NYX Digital Gaming (USA), LLC and the other guarantors party thereto, and Deutsche Bank Trust Company Americas, as trustee, relating to the Indenture, dated as of March 19, 2019, as amended and supplemented, relating to the 8.250% Senior Unsecured Notes due 2026 ( incorporated by reference to Exhibit 4.45 to Scientific Games Corporation’s Annual Report on Form 10-K filed on February 18, 2020).

4.40
Supplemental Indenture, dated as of January 5, 2021, by and among Scientific Games International, Inc., as issuer, SGI Lottery LLC and the other guarantors party thereto, and Deutsche Bank Trust Company Americas, as trustee, relating to the Indenture, dated as of March 19, 2019, as amended and supplemented, relating to the 8.250% Senior Unsecured Notes due 2026.(†)

4.41
Indenture, dated as of November 26, 2019, among Scientific Games International, Inc., as issuer, Scientific Games Corporation, the other guarantors party thereto and Deutsche Bank Trust Company Americas, as trustee, relating to the 7.000% Senior Unsecured Notes due 2028 (incorporated by reference to Exhibit 4.1 to Scientific Games Corporation’s Current Report on Form 8-K filed on November 26, 2019).

4.42
Supplemental Indenture, dated as of January 23, 2020, by and among Scientific Games International, Inc. as issuer, Scientific Games Corporation, NYX Digital Gaming (USA), LLC and the other guarantors party thereto, and Deutsche Bank Trust Company Americas, as trustee, relating to the Indenture, dated as of November 26, 2019, as amended and supplemented, relating to the 7.000% Senior Unsecured Notes due 2028 (incorporated by reference to Exhibit 4.47 to Scientific Games Corporation’s Annual Report on Form 10-K filed on February 18, 2020).

4.43
Supplemental Indenture, dated as of January 5, 2021, by and among Scientific Games International, Inc., as issuer, SGI Lottery LLC and the guarantors party thereto, and Deutsche Bank Trust Company Americas, as trustee, relating to the Indenture, dated as of November 26, 2019, as amended and supplemented, relating to the 7.000% Senior Unsecured Notes due 2028.(†)

4.44
Indenture, dated as of November 26, 2019, among Scientific Games International, Inc., as issuer, Scientific Games Corporation, the other guarantors party thereto and Deutsche Bank Trust Company Americas, as trustee, relating to the 7.250% Senior Unsecured Notes due 2029 (incorporated by reference to Exhibit 4.2 to Scientific Games Corporation’s Current Report on Form 8-K filed on November 26, 2019).

4.45
Supplemental Indenture, dated as of January 23, 2020, by and among Scientific Games International, Inc. as issuer, Scientific Games Corporation, NYX Digital Gaming (USA), LLC and the other guarantors party thereto, and Deutsche Bank Trust Company Americas, as trustee, relating to the Indenture, dated as of November 26, 2019, as amended and supplemented, relating to the 7.250% Senior Unsecured Notes due 2029 (incorporated by reference to Exhibit 4.49 to Scientific Games Corporations Annual Report on Form 10-K filed on February 18, 2020).

4.46
Supplemental Indenture, dated as of January 5, 2021, by and among Scientific Games International, Inc., as issuer, SGI Lottery LLC and the other guarantors party thereto, and Deutsche Bank Trust Company Americas, as trustee, relating to the Indenture, dated as of November 26, 2019, as amended and supplemented, relating to the 7.250% Senior Unsecured Notes due 2029.(†)

4.47
Indenture, dated as of July 1, 2020, among Scientific Games International, Inc., as issuer, Deutsche Bank Trust Company Americas, as trustee, and the other guarantors party thereto, relating to the 8.625 % Senior Unsecured Notes due 2025 (incorporated by reference to Exhibit 4.1 to Scientific Games Corporation's Current Report on Form 8-K filed on July 1, 2020).

4.48
Supplemental Indenture, dated as of January 5, 2021, by and among Scientific Games International, Inc, as issuer, SGI Lottery LLC and the other guarantors party thereto, and Deutsche Bank Trust Company Americas, as trustee, relating to the Indenture, dated as of July 1, 2020, as amended and supplemented, relating to the 8.625 % Senior Unsecured Notes due 2025.(†)

4.49	Description of Securities.(†)

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

10.7
Amendment No. 6, dated as of May 8, 2020, among Scientific Games International, Inc., as the borrower, Scientific Games Corporation, as a guarantor, the several banks and other financial institutions or entities from time to time party thereto and Bank of America, N.A., as administrative agent, collateral agent, issuing lender and swingline lender, which amended and restated the Credit Agreement, dated as of October 18, 2013 (as amended, supplemented, amended and restated or otherwise modified from time to time, including without limitation, by that certain Amendment No. 1, dated as of October 1, 2014, Amendment No. 2, dated as of February 14, 2017, Amendment No. 3, dated as of August 14, 2017, Amendment No. 4, dated as of February 14, 2018, and Amendment No. 5 dated as of November 20, 2019) (incorporated by reference to Exhibit 10.11 to Scientific Games Corporation’s Quarterly Report on Form 10-Q for the quarter ended March 31, 2020).

10.8
Amendment No. 7, dated as of October 8, 2020, among Scientific Games International, Inc., as the borrower, Scientific Games Corporation, as a guarantor, the several banks and other financial institutions or entities from time to time party thereto and Bank of America, N.A., as administrative agent, collateral agent, issuing lender and swingline lender, which amended and restated the Credit Agreement, dated as of October 18, 2013 (as amended, supplemented, amended and restated or otherwise modified from time to time, including without limitation, by that certain Amendment No. 1, dated as of October 1, 2014, Amendment No. 2, dated as of February 14, 2017, Amendment No. 3, dated as of August 14, 2017, Amendment No. 4, dated as of February 14, 2018, Amendment No. 5 dated as of November 20, 2019, and Amendment No. 6 dated as of May 8, 2020) (incorporated by reference to Exhibit 10.1 to Scientific Games Corporation’s Current Report on Form 8-K filed on October 8, 2020).

10.9
Escrow Credit Agreement, dated as of October 1, 2014, among SGMS Escrow Corp., the several lenders from time to time parties thereto, and Bank of America, N.A., as administrative agent (incorporated by reference to Exhibit 10.2 to Scientific Games Corporation’s Current Report on Form 8-K filed on October 7, 2014).

10.10
Guarantee and Collateral Agreement, dated as of October 18, 2013, by and among Scientific Games Corporation, Scientific Games International, Inc., the guarantor parties named therein and Bank of America, N.A. as collateral agent (incorporated by reference to Exhibit 10.2 to Scientific Games Corporation's Current Report on Form 8-K filed on October 18, 2013).

10.11
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

10.12
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

10.13
Stockholders’ Agreement, dated as of September 6, 2000, by and among Scientific Games Corporation, (formerly known as Autotote Corporation), Pivot Buyer LLC (as successor-in-interest to Section 5 under the agreement to MacAndrews & Forbes Incorporated (formerly known as Mafco Holdings Inc.) (“MacAndrews”) (as successor-in-interest under the agreement to Cirmatica Gaming S.A.)), The Oak Fund, Peconic Fund Ltd. Ramius Securities, LLC, and Olivetti International S.A. (incorporated by reference to Exhibit 10.38 to Scientific Games Corporation’s Quarterly Report on Form 10-Q for the quarter ended July 31, 2000).

10.14
Supplemental Stockholders’ Agreement, dated as of June 26, 2002, among Scientific Games Corporation and Pivot Buyer LLC (as successor-in-interest to MacAndrews (as successor-in-interest to Cirmatica Gaming S.A.)) (incorporated by reference to Exhibit 4.2 to Scientific Games Corporation’s Quarterly Report on Form 10-Q for the quarter ended June 30, 2002).

10.15
Letter Agreement, dated as of October 10, 2003, by and between Scientific Games Corporation and Pivot Buyer LLC (as successor-in-interest to MacAndrews further supplementing the Stockholders’ Agreement (incorporated by reference to Exhibit 3 to the Schedule 13D jointly filed by MacAndrews and SGMS Acquisition Corporation on Nov)ember 26, 2003).

10.16
Letter Agreement dated February 15, 2007 between Scientific Games Corporation and Pivot Buyer LLC (as successor-in-interest to MacAndrews) (incorporated by reference to Exhibit 10.1 to Scientific Games Corporation’s Current Report on Form 8-K filed on February 16, 2007).

10.17
Agreement, dated as of September 11, 2020, by and between Scientific Games Corporation and MacAndrews & Forbes Incorporated (incorporated by reference to Exhibit 10.2 to Scientific Games Corporation’s Quarterly Report on Form 10-Q for the quarter ended September 30, 2020).

10.18
Agreement, dated as of September 11, 2020, by and among Scientific Games Corporation and Pivot Buyer LLC (incorporated by reference to Exhibit 10.3 to Scientific Games Corporation’s Quarterly Report on Form 10-Q for the quarter ended September 30, 2020).

10.19
Share Purchase Agreement, dated as of April 26, 2011, by and among Scientific Games Corporation, Global Draw Limited, IGT-UK Group Limited, Cyberview International, Inc. and International Game Technology (incorporated by reference to Exhibit 10.1 to Scientific Games Corporation’s Quarterly Report on Form 10-Q for the quarter ended June 30, 2011).

10.20
Tax Receivable Agreement, dated May 7, 2019, by and among SciPlay Corporation, SciPlay Parent Company, LLC and each of the Members (as defined therein) from time to time party thereto (incorporated by reference to Exhibit 10.1 to Scientific Games Corporation’s Current Report on Form 8-K filed on May 8, 2019).

10.21
Scientific Games Corporation 2003 Incentive Compensation Plan (Amended and Restated as of June 12, 2019) (incorporated by reference to Exhibit 10.1 to Scientific Games Corporation’s Current Report on Form 8-K filed on June 14, 2019).*

10.22	1995 Equity Incentive Plan, as amended (incorporated by reference to Exhibit 10.14 to Scientific Games Corporation’s Annual Report on Form 10-K for the fiscal year ended October 31, 1997).*

10.23	Asia-Pacific Business Incentive Compensation Program (incorporated by reference to Exhibit 10.4 to Scientific Games Corporation’s Current Report on Form 8-K filed on December 3, 2010).*

10.24
Omnibus Amendment of Compensation and Benefit Plans, effective January 10, 2018, to amend the Plans, as defined therein, to reflect the merger of Scientific Games Corporation, a Delaware corporation (“Parent”) into SG Nevada Merger Company, a Nevada corporation and a wholly owned subsidiary of Parent (incorporated by reference to Exhibit 10.3 to Scientific Games Corporation’s Quarterly Report on Form 10-Q for the quarter ended March 31, 2018).*

10.25
Scientific Games Corporation Change in Control Protection Plan, adopted as of August 25, 2020 (incorporated by reference to Exhibit 10.1 to Scientific Games Corporation’s Current Report on Form 8-K filed on August 25, 2020).*

10.26
Amended and Restated Employment Agreement, dated as of December 15, 2015, by and between Scientific Games Corporation and Michael Quartieri (incorporated by reference to Exhibit 10.47 to Scientific Games Corporation’s Annual Report on Form 10-K for the year ended December 31, 2015).*

10.27
Amendment to Amended and Restated Employment Agreement, dated as of December 17, 2018 (effective as of January 1, 2019), by and between Scientific Games Corporation and Michael Quartieri, which amended Mr. Quartieri’s Amended and Restated Employment Agreement dated as of December 15, 2015 (incorporated by reference to Exhibit 10.25 to Scientific Games Corporation’s Annual Report on Form 10-K for the year ended December 31, 2018).*

10.28
Amendment to Employment Agreement, dated as of March 24, 2020 (effective as of April 5, 2020), by and between Scientific Games Corporation and Michael Quartieri (incorporated by reference to Exhibit 10.2 to Scientific Games Corporation’s Quarterly Report on Form 10-Q for the quarter ended March 31, 2020).*

10.29
Amendment to Employment Agreement, dated as of May 19, 2020, by and between Scientific Games Corporation and Michael Quartieri (incorporated by reference to Exhibit 10.4 to Scientific Games Corporation’s Quarterly Report on Form 10-Q for the quarter ended June 30, 2020).*

10.30
Consulting Agreement, entered into as of July 1, 2020, by and between Scientific Games Corporation and Michael Quartieri (incorporated by reference to Exhibit 10.5 to Scientific Games Corporation’s Quarterly Report on Form 10-Q for the quarter ended June 30, 2020).*

10.31
Amended and Restated Employment Agreement, dated as of May 14, 2018, by and between Scientific Games Corporation and Derik Mooberry (incorporated by reference to Exhibit 10.4 to Scientific Games Corporation’s Quarterly Report on Form 10-Q for the quarter ended June 30, 2018).*

10.32
Amendment to Amended and Restated Employment Agreement, dated as of May 28, 2019, by and between Scientific Games Corporation and Derik Mooberry (incorporated by reference to Exhibit 10.5 to Scientific Games Corporation’s Quarterly Report on Form 10-Q for the quarter ended June 30, 2019).*

10.33
Employment Agreement dated as of December 8, 2014 between Scientific Games Corporation and Richard Haddrill (incorporated by reference to Exhibit 10.29 to Scientific Games Corporation's Annual Report on Form 10-K for the year ended December 31, 2014).*

10.34
Letter Agreement, dated as of October 29, 2015, by and between Scientific Games Corporation and Richard Haddrill, which amended Mr. Haddrill's Employment Agreement dated as of December 8, 2014 (incorporated by reference to Exhibit 10.2 to Scientific Games Corporation's Quarterly Report on Form 10-Q for the quarter ended September 30, 2015).*

10.35
Consulting Agreement, dated as of February 26, 2018, by and between Scientific Games Corporation and Richard Haddrill (incorporated by reference to Exhibit 10.2 to Scientific Games Corporation’s Quarterly Report on Form 10-Q for the quarter ended March 31, 2018).*

10.36
Amendment to Consulting Agreement, dated as of January 11, 2019 (effective as of January 1, 2019), by and between Scientific Games Corporation and Richard Haddrill (incorporated by reference to Exhibit 10.48 to Scientific Games Corporation’s Annual Report on Form 10-K for the year ended December 31, 2018).*

10.37
Second Amendment to Consulting Agreement, dated as of April 29, 2019, by and between Scientific Games Corporation and Richard Haddrill (incorporated by reference to Exhibit 10.4 to Scientific Games Corporation’s Quarterly Report on Form 10-Q for the quarter ended March 31, 2019).*

10.38
Third Amendment to Consulting Agreement, dated as of April 7, 2020, by and between Scientific Games Corporation and Richard Haddrill (incorporated by reference to Exhibit 10.10 to Scientific Games Corporation’s Quarterly Report on Form 10-Q for the quarter ended March 31, 2020).*

10.39
Fourth Amendment to Consulting Agreement, dated as of June 30, 2020, by and between Scientific Games Corporation and Richard Haddrill (incorporated by reference to Exhibit 10.18 to Scientific Games Corporation’s Quarterly Report on Form 10-Q for the quarter ended June 30, 2020).*

10.40	Scientific Games Corporation 2016 Employee Stock Purchase Plan (incorporated by reference to Appendix A to Scientific Games Corporation’s Proxy Statement on Schedule 14A filed on April 29, 2016).*

10.41
Amended and Restated Employment Agreement dated as of February 27, 2017 by and between Scientific Games Corporation and Michael Winterscheidt (incorporated by reference to Exhibit 10.3 to Scientific Games Corporation's Quarterly Report on Form 10-Q for the quarter ended March 31, 2017).*

10.42
Amendment to Employment Agreement, dated as of February 21, 2019 (effective as of February 25, 2019), by and between Scientific Games Corporation and Michael Winterscheidt (incorporated by reference to Exhibit 10.56 to Scientific Games Corporation’s Annual Report on Form 10-K for the year ended December 31, 2018).*

10.43
Amendment to Employment Agreement, dated as of March 27, 2020 (effective as of April 5, 2020), by and between Scientific Games Corporation and Michael Winterscheidt (incorporated by reference to Exhibit 10.9 to Scientific Games Corporation’s Quarterly Report on Form 10-Q for the quarter ended March 31, 2020).*

10.44
Amendment to Employment Agreement, dated as of May 18, 2020, by and between Scientific Games Corporation and Michael Winterscheidt (incorporated by reference to Exhibit 10.15 to Scientific Games Corporation’s Quarterly Report on Form 10-Q for the quarter ended June 30, 2020).*

10.45
Amendment to Employment Agreement, dated as of June 30, 2020 (effective as of July 1, 2020), by and between Scientific Games Corporation and Michael Winterscheidt (incorporated by reference to Exhibit 10.16 to Scientific Games Corporation’s Quarterly Report on Form 10-Q for the quarter ended June 30, 2020).*

10.46
Letter Agreement, dated February 21, 2018, by and between Scientific Games Corporation and Stephen Richardson (incorporated by reference to Exhibit 10.5 to Scientific Games Corporation’s Quarterly Report on Form 10-Q for the quarter ended March 31, 2018).*

10.47
Amendment to Employment Agreement, dated as of March 27, 2020 (effective as of April 5, 2020), by and between Scientific Games Corporation and Stephen Richardson (incorporated by reference to Exhibit 10.8 to Scientific Games Corporation’s Quarterly Report on Form 10-Q for the quarter ended March 31, 2020).*

10.48
Amendment to Employment Letter, dated as of June 30, 2020 (effective as of July 1, 2020), by and between Scientific Games Corporation and Stephen Richardson (incorporated by reference to Exhibit 10.13 to Scientific Games Corporation’s Quarterly Report on Form 10-Q for the quarter ended June 30, 2020).*

10.49
Employment Agreement, dated as of May 4, 2018, by and between Scientific Games Corporation and Barry Cottle (incorporated by reference to Exhibit 10.2 to Scientific Games Corporation’s Quarterly Report on Form 10-Q for the quarter ended June 30, 2018).*

10.50
Amendment to Employment Agreement, dated as of May 7, 2019, by and between Scientific Games Corporation and Barry L. Cottle (incorporated by reference to Exhibit 10.2 to Scientific Games Corporation’s Current Report on Form 8-K filed on May 8, 2019).*

10.51
Amendment to Employment Agreement, dated as of March 24, 2020 (effective as of April 5, 2020), by and between Scientific Games Corporation and Barry Cottle (incorporated by reference to Exhibit 10.1 to Scientific Games Corporation’s Quarterly Report on Form 10-Q for the quarter ended March 31, 2020).*

10.52	Amended and Restated Employment Agreement, dated as of February 5, 2021 (effective as of June 1, 2021), by and between Scientific Games Corporation and Barry Cottle.*(†)

10.53
Amendment to Employment Agreement, dated as of June 30, 2020 (effective as of July 1, 2020), by and between Scientific Games Corporation and Barry Cottle (incorporated by reference to Exhibit 10.2 to Scientific Games Corporation’s Quarterly Report on Form 10-Q for the quarter ended June 30, 2020).*

10.54
Social Award Agreement, dated as of May 7, 2019, by and between SciPlay Corporation and Barry L. Cottle (incorporated by reference to Exhibit 10.3 to Scientific Games Corporation’s Current Report on Form 8-K filed on May 8, 2019).*

10.55
Employment Agreement, dated as of September 4, 2018, by and between Scientific Games Corporation and James Sottile (incorporated by reference to Exhibit 10.2 to Scientific Games Corporation’s Quarterly Report on Form 10-Q for the quarter ended September 30, 2018).*

10.56
Amendment to Employment Agreement, dated as of March 24, 2020 (effective as of April 5, 2020), by and between Scientific Games Corporation and James Sottile (incorporated by reference to Exhibit 10.3 to Scientific Games Corporation’s Quarterly Report on Form 10-Q for the quarter ended March 31, 2020).*

10.57
Amendment to Employment Agreement, dated as of June 30, 2020 (effective as of July 1, 2020), by and between Scientific Games Corporation and James Sottile (incorporated by reference to Exhibit 10.7 to Scientific Games Corporation’s Quarterly Report on Form 10-Q for the quarter ended June 30, 2020).*

10.58
Amendment to Employment Agreement, dated as of July 30, 2020, by and between Scientific Games Corporation and James Sottile (incorporated by reference to Exhibit 10.5 to Scientific Games Corporation’s Quarterly Report on Form 10-Q for the quarter ended September 30, 2020).*

10.59
Amended and Restated Employment Agreement, dated as of January 1, 2019, by and between Scientific Games Corporation and Patrick J. McHugh (incorporated by reference to Exhibit 10.55 to Scientific Games Corporation’s Annual Report on Form 10-K for the year ended December 31, 2018).*

10.60
Amendment to Employment Agreement, dated as of February 26, 2020 (effective as of January 1, 2020), by and between Scientific Games Corporation and Patrick J. McHugh (incorporated by reference to Exhibit 10.6 to Scientific Games Corporation’s Quarterly Report on Form 10-Q for the quarter ended March 31, 2020).*

10.61
Amendment to Employment Agreement, dated as of March 24, 2020(effective as of April 5, 2020), by and between Scientific Games Corporation and Patrick J. McHugh (incorporated by reference to Exhibit 10.7 to Scientific Games Corporation’s Quarterly Report on Form 10-Q for the quarter ended March 31, 2020).*

10.62
Amendment to Employment Agreement, dated as of June 30, 2020 (effective as of July 1, 2020), by and between Scientific Games Corporation and Patrick J. McHugh (incorporated by reference to Exhibit 10.11 to Scientific Games Corporation’s Quarterly Report on Form 10-Q for the quarter ended June 30, 2020).*

10.63
Employment Agreement, dated as of July 6, 2019 (effective as of March 1, 2020), by and between Scientific Games Corporation and Matthew Wilson (incorporated by reference to Exhibit 10.4 to Scientific Games Corporation’s Quarterly Report on Form 10-Q for the quarter ended March 31, 2020).*

10.64
Amendment to Employment Agreement, dated as of March 24, 2020 (effective as of April 5, 2020), by and between Scientific Games Corporation and Matthew Wilson (incorporated by reference to Exhibit 10.5 to Scientific Games Corporation’s Quarterly Report on Form 10-Q for the quarter ended March 31, 2020).*

10.65
Amendment to Employment Agreement, dated as of June 30, 2020 (effective as of July 1, 2020), by and between Scientific Games Corporation and Matthew Wilson (incorporated by reference to Exhibit 10.9 to Scientific Games Corporation’s Quarterly Report on Form 10-Q for the quarter ended June 30, 2020).*

10.66
Amendment to Employment Agreement, dated as of July 24, 2020, by and between Scientific Games Corporation and Matthew Wilson (incorporated by reference to Exhibit 10.6 to Scientific Games Corporation’s Quarterly Report on Form 10-Q for the quarter ended September 30, 2020).*

10.67
Employment Agreement, dated as of April 23, 2020, by and between Scientific Games Corporation and Michael Eklund (incorporated by reference to Exhibit 10.19 to Scientific Games Corporation’s Quarterly Report on Form 10-Q for the quarter ended June 30, 2020).*

10.68	First Amendment to Employment Agreement, dated as of November 30, 2020, by and between Scientific Games Corporation and Michael Eklund.*(†)

10.69
Consulting Agreement, entered into as of May 16, 2019, by and between Scientific Games Corporation and Jamie Odell (incorporated by reference to Exhibit 10.12 to Scientific Games Corporation’s Quarterly Report on Form 10-Q for the quarter ended September 30, 2020).*

10.70
Amendment to Consulting Agreement, dated as of March 26, 2020, by and between Scientific Games Corporation and Jamie Odell (incorporated by reference to Exhibit 10.13 to Scientific Games Corporation’s Quarterly Report on Form 10-Q for the quarter ended September 30, 2020).*

10.71
Amendment to Consulting Agreement, dated as of June 30, 2020, by and between Scientific Games Corporation and Jamie Odell (incorporated by reference to Exhibit 10.14 to Scientific Games Corporation’s Quarterly Report on Form 10-Q for the quarter ended September 30, 2020).*

10.72
Amended and Restated Consulting Agreement, dated as of October 1, 2020, by and between Scientific Games Corporation and Jamie Odell (incorporated by reference to Exhibit 10.15 to Scientific Games Corporation’s Quarterly Report on Form 10-Q for the quarter ended September 30, 2020).*

10.73
Consulting Agreement, entered into as of July 3, 2019, by and between Scientific Games Corporation and Antonia Korsanos (incorporated by reference to Exhibit 10.7 to Scientific Games Corporation’s Quarterly Report on Form 10-Q for the quarter ended September 30, 2020).*

10.74
Amended and Restated Consulting Agreement, entered into as of August 20, 2019, by and between Scientific Games Corporation and Antonia Korsanos (incorporated by reference to Exhibit 10.8 to Scientific Games Corporation’s Quarterly Report on Form 10-Q for the quarter ended September 30, 2020).*

10.75
Amendment to Consulting Agreement, dated as of March 26, 2020, by and between Scientific Games Corporation and Antonia Korsanos (incorporated by reference to Exhibit 10.9 to Scientific Games Corporation’s Quarterly Report on Form 10-Q for the quarter ended September 30, 2020).*

10.76
Amendment to Consulting Agreement, dated as of June 30, 2020, by and between Scientific Games Corporation and Antonia Korsanos (incorporated by reference to Exhibit 10.10 to Scientific Games Corporation’s Quarterly Report on Form 10-Q for the quarter ended September 30, 2020).*

10.77
Amended and Restated Consulting Agreement, dated as of October 1, 2020, by and between Scientific Games Corporation and Antonia Korsanos (incorporated by reference to Exhibit 10.11 to Scientific Games Corporation’s Quarterly Report on Form 10-Q for the quarter ended September 30, 2020).*

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

99.2
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

99.4	Gaming Regulations.(†)

101.INS	Inline XBRL Instance Document - the instance document does not appear in the Interactive Data File because its XBRL tags are embedded within the Inline XBRL document

101.SCH	Inline XBRL Taxonomy Extension Schema Document

101.CAL	Inline XBRL Taxonomy Extension Calculation Linkbase Document

101.DEF	Inline XBRL Taxonomy Extension Definition Label Linkbase Document

101.LAB	Inline XBRL Taxonomy Extension Label Linkbase Document

101.PRE	Inline XBRL Taxonomy Extension Presentation Linkbase Document

104	Cover Page Interactive Data File - the cover page interactive data file does not appear in the Interactive Data File because its XBRL tags are embedded within the Inline XBRL document.
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

March 1, 2021	SCIENTIFIC GAMES CORPORATION
	By:	/s/ Michael C. Eklund
Michael C. Eklund, Executive Vice President, Chief Financial Officer, Treasurer and Corporate Secretary

	By:	/s/ Michael F. Winterscheidt
Michael F. Winterscheidt, Senior Vice President and Chief Accounting Officer
Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the Registrant and in the capacities indicated on March 1, 2021.

Signature	Title

/s/ Barry L. Cottle	President and Chief Executive Officer and Director (principal executive officer)
Barry L. Cottle

/s/ Michael C. Eklund	Executive Vice President, Chief Financial Officer, Treasurer and Corporate Secretary (principal financial officer)
Michael C. Eklund

/s/ Michael F. Winterscheidt	Senior Vice President and Chief Accounting Officer (principal accounting officer)
Michael F. Winterscheidt

/s/ Jamie R. Odell	Executive Chair of the Board of Directors and Director
Jamie R. Odell

/s/ Antonia Korsanos	Executive Vice Chair of the Board of Directors and Director
Antonia Korsanos

/s/ Peter A. Cohen	Vice Chair of the Board of Directors and Director
Peter A Cohen

/s/ Jack A. Markell	Director
Jack A. Markell

/s/ Hamish McLennan	Director
Hamish McLennan

/s/ Michael J. Regan	Director
Michael J. Regan

/s/ Timothy Throsby	Director
Timothy Throsby

/s/ Maria T. Vullo	Director
Maria T. Vullo

/s/ Kneeland C. Youngblood	Director
Kneeland C. Youngblood