Form 10-Q
period 2021-03-31
SCIENTIFIC GAMES CORP
filed 2021-05-10
CIK 750004

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549
FORM 10-Q
 ☒ QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the quarterly period ended March 31, 2021
OR
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

The registrant has the following number of shares outstanding of each of the registrant’s classes of common stock as of May 4, 2021:
Common Stock: 96,078,321

SCIENTIFIC GAMES CORPORATION AND SUBSIDIARIES
INDEX TO FINANCIAL AND OTHER INFORMATION
THREE MONTHS ENDED MARCH 31, 2021

Glossary of Terms
The following terms or acronyms used in this Quarterly Report on Form 10-Q are defined below:
Term or Acronym	Definition
2020 10-K	2020 Annual Report on Form 10-K filed with the SEC on March 1, 2021
2025 Secured Notes	5.000% senior secured notes due 2025 issued by SGI
2026 Secured Euro Notes	3.375% senior secured notes due 2026 issued by SGI
2026 Unsecured Euro Notes	5.500% senior unsecured notes due 2026 issued by SGI
2025 Unsecured Notes	8.625% senior unsecured notes due 2025 issued by SGI
2026 Unsecured Notes	8.250% senior unsecured notes due 2026 issued by SGI
2028 Unsecured Notes	7.000% senior unsecured notes due 2028 issued by SGI
2029 Unsecured Notes	7.250% senior unsecured notes due 2029 issued by SGI
AEBITDA	Adjusted EBITDA, our performance measure of profit or loss for our business segments
ASC	Accounting Standards Codification
ASU	Accounting Standards Update
COVID-19	Coronavirus disease first identified in 2019 (declared a pandemic by the World Health Organization on March 11, 2020)
D&A	depreciation, amortization and impairments (excluding goodwill)
Exchange Act	Securities Exchange Act of 1934, as amended
FASB	Financial Accounting Standards Board
KPIs	Key Performance Indicators
LBO	licensed betting office
LIBOR	London Interbank Offered Rate
Note	a note in the Notes to Condensed Consolidated Financial Statements in this Quarterly Report on Form 10-Q, unless otherwise indicated
POS	percentage of retail sales
Participation	with respect to our Gaming business, refers to gaming machines provided to customers through service or leasing arrangements in which we earn revenues and are paid based on: (1) a percentage of the amount wagered less payouts; (2) fixed daily-fees; (3) a percentage of the amount wagered; or (4) a combination of (2) and (3), and with respect to our Lottery business, refers to a contract or arrangement in which we earn revenues and are paid based on a percentage of retail sales
R&D	research and development
RMG	real-money gaming
RSU	restricted stock unit
SEC	Securities and Exchange Commission
Secured Notes	refers to the 2025 Secured Notes and 2026 Secured Euro Notes, collectively
Senior Notes	the Secured Notes and the Unsecured Notes
SciPlay Revolver	$150 million revolving credit facility agreement entered into by SciPlay Holding Company, LLC, a subsidiary of SciPlay Corporation, that matures in May 2024
SG&A	selling, general and administrative
SGC	Scientific Games Corporation
SGI	Scientific Games International, Inc., a wholly-owned subsidiary of SGC
Shufflers	various models of automatic card shufflers, deck checkers and roulette chip sorters
Unsecured Notes	refers to the 2026 Unsecured Euro Notes, 2026 Unsecured Notes, 2028 Unsecured Notes and 2029 Unsecured Notes, collectively
U.S. GAAP	accounting principles generally accepted in the U.S.
U.S. jurisdictions	the 50 states in the U.S. plus the District of Columbia, U.S. Virgin Islands and Puerto Rico
VGT	video gaming terminal
VLT	video lottery terminal
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
•risks relating to foreign operations, including anti-corruption laws, fluctuations in currency rates, restrictions on the payment of dividends from earnings, restrictions on the import of products and financial instability, including the potential impact to our business resulting from the continuing uncertainty following the U.K.’s withdrawal from the European Union;
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
•challenges or disruptions relating to the completion of the domestic migration to our enterprise resource planning system;

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
•dependence on key executives;
•natural events that disrupt our operations, or those of our customers, suppliers or regulators;
•possibility that the 2018 renewal of the Lotterie Nazionali S.r.l. concession to operate the Italian instant games lottery is not final (pending appeal against existing court rulings relating to third-party protest against the renewal of the concession); and
•expectations of growth in total consumer spending on social casino gaming.
Additional information regarding risks and uncertainties and other factors that could cause actual results to differ materially from those contemplated in forward-looking statements is included from time to time in our filings with the SEC, including under “Risk Factors” in Part II, Item 1A of this Quarterly Report on Form 10-Q and Part I, Item 1A in our 2020 10-K. Forward-looking statements speak only as of the date they are made and, except for our ongoing obligations under the U.S. federal securities laws, we undertake no and expressly disclaim any obligation to publicly update any forward-looking statements whether as a result of new information, future events or otherwise.
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

PART I. FINANCIAL INFORMATION
Item 1. Condensed Consolidated Financial Statements
SCIENTIFIC GAMES CORPORATION AND SUBSIDIARIES
CONSOLIDATED STATEMENTS OF OPERATIONS
(Unaudited, in millions, except per share amounts)

	Three Months Ended March 31,
	2021	2020
Revenue:
Services	$463	$422
Product sales	104	168
Instant products	162	135
Total revenue	729	725
Operating expenses:
Cost of services(1)	139	130
Cost of product sales(1)	50	91
Cost of instant products(1)	77	73
Selling, general and administrative	186	198
Research and development	52	51
Depreciation, amortization and impairments	123	138
Goodwill impairment	—	54
Restructuring and other	21	22
Operating income (loss)	81	(32)
Other (expense) income:
Interest expense	(121)	(124)
Earnings (loss) from equity investments	9	(2)
Gain on remeasurement of debt	25	10
Other expense, net	—	(3)
Total other expense, net	(87)	(119)
Net loss before income taxes	(6)	(151)
Income tax expense	(3)	(4)
Net loss	(9)	(155)
Less: Net income attributable to noncontrolling interest	6	4
Net loss attributable to SGC	$(15)	$(159)
Basic and diluted net loss attributable to SGC per share:
Basic	$(0.16)	$(1.69)
Diluted	$(0.16)	$(1.69)

Weighted average number of shares used in per share calculations:
Basic shares	95	94
Diluted shares	95	94

(1) Excludes D&A.
See accompanying notes to condensed consolidated financial statements.

SCIENTIFIC GAMES CORPORATION AND SUBSIDIARIES
CONSOLIDATED STATEMENTS OF COMPREHENSIVE LOSS
(Unaudited, in millions)

	Three Months Ended March 31,
	2021	2020
Net loss	$(9)	$(155)
Other comprehensive loss:
Foreign currency translation gain (loss), net of tax	4	(83)
Pension and post-retirement (loss) gain, net of tax	(1)	2
Derivative financial instruments unrealized gain (loss), net of tax	5	(16)
Total other comprehensive gain (loss)	8	(97)
Total comprehensive loss	(1)	(252)
Less: comprehensive income attributable to noncontrolling interest	6	4
Comprehensive loss attributable to SGC	$(7)	$(256)

See accompanying notes to condensed consolidated financial statements.

SCIENTIFIC GAMES CORPORATION AND SUBSIDIARIES
CONSOLIDATED BALANCE SHEETS
(Unaudited, in millions, except par value)

	As of
	March 31, 2021	December 31, 2020
ASSETS
Current assets:
Cash and cash equivalents	$967	$1,016
Restricted cash	88	117
Receivables, net of allowance for credit losses $79 and $81, respectively	621	616
Inventories	191	191
Prepaid expenses, deposits and other current assets	241	241
Total current assets	2,108	2,181
Non-current assets:
Restricted cash	10	10
Receivables, net of allowance for credit losses $5 and $5, respectively	20	20
Property and equipment, net	406	415
Operating lease right-of-use assets	95	94
Goodwill	3,287	3,292
Intangible assets, net	1,243	1,299
Software, net	220	227
Equity investments	265	262
Other assets	202	184
Total assets	$7,856	$7,984

LIABILITIES AND STOCKHOLDERS’ DEFICIT
Current liabilities:
Current portion of long-term debt	$44	$44
Accounts payable	280	203
Accrued liabilities	544	586
Total current liabilities	868	833
Deferred income taxes	80	79
Operating lease liabilities	78	77
Other long-term liabilities	229	260
Long-term debt, excluding current portion	9,122	9,259
Total liabilities	10,377	10,508
Commitments and contingencies (Note 16)
Stockholders’ deficit:
Common stock, par value $0.001 per share: 199 shares authorized; 113 shares issued and 96 and 95 shares outstanding, respectively	1	1
Additional paid-in capital	1,272	1,268
Accumulated loss	(3,544)	(3,529)
Treasury stock, at cost, 17 shares	(175)	(175)
Accumulated other comprehensive loss	(210)	(218)
Total SGC stockholders’ deficit	(2,656)	(2,653)
Noncontrolling interest	135	129
Total stockholders’ deficit	(2,521)	(2,524)
Total liabilities and stockholders’ deficit	$7,856	$7,984

See accompanying notes to condensed consolidated financial statements.

SCIENTIFIC GAMES CORPORATION AND SUBSIDIARIES
CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS
(Unaudited, in millions)

	Three Months Ended March 31,
	2021	2020
Cash flows from operating activities:
Net loss	$(9)	$(155)
Adjustments to reconcile net loss to cash provided by operating activities	122	243
Changes in working capital accounts	9	25
Changes in deferred income taxes and other	1	7
Net cash provided by operating activities	123	120
Cash flows from investing activities:
Capital expenditures	(50)	(53)
Acquisitions of businesses	(2)	—
Additions to equity method investments, net of distributions	(9)	—
Proceeds from sale of assets and other	—	22
Net cash used in investing activities	(61)	(31)
Cash flows from financing activities:
Borrowings under SGI revolving credit facility	—	50
Repayments under SGI revolving credit facility	(100)	(90)
Payments on long-term debt	(10)	(10)
Payments on license obligations	(13)	(8)
Taxes paid related to net share settlement of equity awards and other	(16)	(1)
Net cash used in financing activities	(139)	(59)
Effect of exchange rate changes on cash, cash equivalents and restricted cash	(1)	(5)
(Decrease) increase in cash, cash equivalents and restricted cash	(78)	25
Cash, cash equivalents and restricted cash, beginning of period	1,143	375
Cash, cash equivalents and restricted cash, end of period	$1,065	$400

Supplemental cash flow information:
Cash paid for interest	$123	$110
Income taxes paid	7	6
Distributed earnings from equity investments	4	4
Supplemental non-cash transactions:
Non-cash interest expense	$6	$5
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
In the opinion of SGC and its management, we have made all adjustments necessary to present fairly our consolidated financial position, results of operations, comprehensive loss and cash flows for the periods presented. Such adjustments are of a normal, recurring nature. These unaudited condensed consolidated financial statements should be read in conjunction with the consolidated financial statements and related notes included in our 2020 10-K. Interim results of operations are not necessarily indicative of results of operations to be expected for a full year.
Impact of COVID-19
As more fully described in the “Description of the Business and Summary of Significant Accounting Policies - Impact of COVID-19” in Note 1 of our 2020 10-K, COVID-19 disruptions continue to impact our results of operations and particularly our Gaming business segment operations. Even though the majority of gaming establishments reopened globally, gaming operations have yet to return to pre-COVID levels, as limited international travel, social distancing measures and reduced operating capacity restrictions remain in effect in many jurisdictions, and overall uncertainty regarding the magnitude and length of time that these disruptions will continue to impact our business remains unknown and may change in the future and such changes could be material. We continue to assess the situation jurisdiction by jurisdiction and actively manage our daily cash flows and continue to evaluate additional measures that will reduce operating costs and conserve cash to preserve liquidity as we execute on our strategic initiatives.
As of March 31, 2021, our total available liquidity (excluding our SciPlay business segment) was $898 million, which included $203 million of undrawn availability under SGI’s revolving credit facility. In April of 2021, we made a voluntary payment of $150 million on SGI’s revolving credit facility.
Significant Accounting Policies
There have been no changes to our significant accounting policies described within the Notes of our 2020 10-K.
Computation of Basic and Diluted Net Loss Per Share
Basic and diluted net loss attributable to SGC per share were the same for all periods presented as all common stock equivalents during those periods would be anti-dilutive. We excluded 2 million and 1 million of stock options from the diluted weighted-average common shares outstanding for the three months ended March 31, 2021 and 2020, respectively. We excluded 3 million and 2 million of RSUs from the calculation of diluted weighted-average common shares outstanding for the three months ended March 31, 2021 and 2020, respectively.
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
(2) Revenue Recognition
The following table disaggregates revenues by type within each of our business segments:

	Three Months Ended March 31,
	2021	2020
Gaming
Gaming operations	$113	$119
Gaming machine sales	55	92
Gaming systems	42	55
Table products	34	52
Total	$244	$318

Lottery
Instant products	$162	$136
Lottery systems	86	76
Total	$248	$212

SciPlay
Mobile	$133	$101
Web and other	18	17
Total	$151	$118

Digital
Sports and platform	$33	$38
Gaming and other	53	39
Total	$86	$77

The amount of rental income revenue that is outside the scope of ASC 606 was $63 million and $74 million for the three months ended March 31, 2021, and 2020, respectively.
Contract Liabilities and Other Disclosures
The following table summarizes the activity in our contract liabilities for the reporting period:

Three Months Ended March 31, 2021
Contract liability balance, beginning of period(1)	$89
Liabilities recognized during the period	30
Amounts recognized in revenue from beginning balance	(20)
Contract liability balance, end of period(1)	$99
(1) Contract liabilities are included within Accrued liabilities and Other long-term liabilities in our consolidated balance sheets.

The timing of revenue recognition, billings and cash collections results in billed receivables, unbilled receivables (contract assets), and customer advances and deposits (contract liabilities) on our consolidated balance sheets. Other than contracts with customers with financing arrangements exceeding 12 months, revenue recognition is generally proximal to conversion to cash, except for Lottery instant products sold under percentage of retail sales contracts. Revenue is recognized for such contracts upon delivery to our customers, while conversion to cash is based on the retail sale of the underlying tickets to end consumers. As a result, revenue recognition under ASC 606 does not approximate conversion to cash for such contracts in any periods presented. Total revenue recognized under such contracts was $19 million in the three months ended March 31, 2021 and 2020. The following table summarizes our balances in these accounts for the periods indicated (other than contract liabilities disclosed above):

	Receivables	Contract Assets(1)
Beginning of period balance	$636	$127
End of period balance, March 31, 2021	641	117

(1) Contract assets are included primarily within Prepaid expenses, deposits and other current assets in our consolidated balance sheets.

As of March 31, 2021, we did not have material unsatisfied performance obligations for contracts expected to be long-term or contracts for which we recognize revenue at an amount other than for which we have the right to invoice for goods or services delivered or performed.
(3) Business Segments
We report our operations in four business segments—Gaming, Lottery, SciPlay and Digital—representing our different products and services. A detailed discussion regarding the products and services from which each reportable business segment derives its revenue is included in Notes 2 and 3 in our 2020 10-K.
In evaluating financial performance, our Chief Operating Decision Maker focuses on AEBITDA as management’s segment measure of profit or loss, which is described in Note 2 in our 2020 10-K. The accounting policies of our business segments are the same as those described within the Notes in our 2020 10-K. The following tables present our segment information:

	Three Months Ended March 31, 2021
	Gaming	Lottery	SciPlay	Digital	Unallocated and Reconciling Items(1)	Total
Total revenue	$244	$248	$151	$86	$—	$729
AEBITDA	108	119	46	29	(32)	$270
Reconciling items to consolidated net loss before income taxes:
D&A	(75)	(14)	(3)	(24)	(7)	(123)
Restructuring and other	(3)	—	—	(1)	(17)	(21)
EBITDA from equity investments					(20)	(20)
Earnings from equity investments					9	9
Interest expense					(121)	(121)
Gain on remeasurement of debt					25	25
Other expense, net					(2)	(2)
Stock-based compensation					(23)	(23)
Net loss before income taxes						$(6)
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
(4) Restructuring and other
Restructuring and other includes charges or expenses attributable to: (i) employee severance; (ii) management restructuring and related costs; (iii) restructuring and integration; (iv) cost savings initiatives; (v) major litigation; and (vi) acquisition related costs and other unusual items. The following table summarizes pre-tax restructuring and other costs for the periods presented:

	Three Months Ended March 31,
	2021	2020
Employee severance and related(1)	$1	$18
Restructuring, integration and other(2)	20	4
Total	$21	$22

(1) The three months ended March 31, 2020 includes $14 million in severance and other benefits granted to employees as a result of COVID-19 related austerity measures.
(2) The three months ended March 31, 2021 includes cost associated with strategic and business optimization initiatives.
(5) Receivables, Allowance for Credit Losses and Credit Quality of Receivables
Receivables
The following table summarizes the components of current and long-term receivables, net:

	As of
	March 31, 2021	December 31, 2020
Current:
Receivables	$700	$697
Allowance for credit losses	(79)	(81)
Current receivables, net	621	616
Long-term:
Receivables	25	25
Allowance for credit losses	(5)	(5)
Long-term receivables, net	20	20
Total receivables, net	$641	$636

Allowance for Credit Losses
We manage our receivable portfolios using both geography and delinquency as key credit quality indicators. The following summarizes geographical delinquencies of total receivables, net:

	As of
	March 31, 2021	Balances over 90 days past due	December 31, 2020	Balances over 90 days past due
Receivables:
U.S. and Canada	$478	$96	$443	$88
International	247	50	279	52
Total receivables	725	146	722	140

Receivables allowance:
U.S. and Canada	(42)	(25)	(43)	(26)
International	(42)	(23)	(43)	(24)
Total receivables allowance	(84)	(48)	(86)	(50)
Receivables, net	$641	$98	$636	$90

Account balances are charged against the allowances after all internal and external collection efforts have been exhausted and the potential for recovery is considered remote.
The activity in our allowance for receivable credit losses for each of the three months ended March 31, 2021 and 2020 is as follows:

	2021			2020
	Total	U.S. and Canada	International	Total
Beginning allowance for credit losses	$(86)	$(43)	$(43)	$(42)
Provision	—	—	—	(28)
Charge-offs and recoveries	2	1	1	—
Ending allowance for credit losses	$(84)	$(42)	$(42)	$(70)

At March 31, 2021, 15% of our total receivables, net, were past due by over 90 days compared to 14% at December 31, 2020.

Credit Quality of Receivables
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

	As of March 31, 2021
	Total	Current or Not Yet Due	Balances Over 90 days Past Due
Receivables	$110	$49	$61
Allowance for credit losses	(53)	(14)	(39)
Receivables, net	$57	$35	$22

We increased our allowance for credit losses by $28 million in the first quarter of 2020. This increase was primarily related to Gaming customers in LATAM (which transact with both domestic and international subsidiaries) as those customers were particularly affected by COVID-19 closures of gaming operations establishments with COVID-related closures lasting longer than in other geographic regions. We did not have material credit losses during the first quarter of 2021. We continuously review receivables and as information concerning credit quality arise, reassess our expectations of future losses and record an incremental reserve if warranted at that time. Our current allowance for credit losses represents our current expectation of credit losses; however future expectations could change as the ultimate impact of the COVID-19 disruption remains uncertain, particularly as to the financial stability of our customers during and after the COVID-19 disruption period.
The fair value of receivables is estimated by discounting expected future cash flows using current interest rates at which similar loans would be made to borrowers with similar credit ratings and remaining maturities. As of March 31, 2021 and December 31, 2020, the fair value of receivables, net, approximated the carrying value due to contractual terms of receivables generally being less than 24 months.
(6) Inventories
Inventories consisted of the following:

	As of
	March 31, 2021	December 31, 2020
Parts and work-in-process	$115	$122
Finished goods	76	69
Total inventories	$191	$191

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
(7) Property and Equipment, net
Property and equipment, net consisted of the following:

	As of
	March 31, 2021	December 31, 2020
Land	$15	$15
Buildings and leasehold improvements	133	132
Gaming and lottery machinery and equipment	1,035	1,026
Furniture and fixtures	32	32
Construction in progress	53	43
Other property and equipment	277	277
Less: accumulated depreciation	(1,139)	(1,110)
Total property and equipment, net	$406	$415
Depreciation expense is excluded from Cost of services, Cost of product sales, Cost of instant products and Other operating expenses and is separately presented within D&A.

	Three Months Ended March 31,
	2021	2020
Depreciation expense	$40	$44
(8) Intangible Assets, net and Goodwill
Intangible Assets, net
The following tables present certain information regarding our intangible assets as of March 31, 2021 and December 31, 2020:

	As of
	March 31, 2021			December 31, 2020
	Gross Carrying Value	Accumulated Amortization	Net Balance	Gross Carrying Value	Accumulated Amortization	Net Balance
Amortizable intangible assets:
Customer relationships	$1,110	$(501)	$609	$1,108	$(478)	$630
Intellectual property	953	(661)	292	958	(648)	310
Licenses	558	(415)	143	558	(405)	153
Brand names	127	(89)	38	128	(86)	42
Trade names	117	(45)	72	117	(42)	75
Patents and other	24	(16)	8	24	(16)	8
	2,889	(1,727)	1,162	2,893	(1,675)	1,218
Non-amortizable intangible assets:
Trade names	83	(2)	81	83	(2)	81
Total intangible assets	$2,972	$(1,729)	$1,243	$2,976	$(1,677)	$1,299
The following reflects intangible amortization expense included within D&A:

	Three Months Ended March 31,
	2021	2020
Amortization expense	$56	$65
The table below reconciles the change in the carrying value of goodwill by business segment for the period from December 31, 2020 to March 31, 2021.

	Gaming	Lottery	SciPlay	Digital	Totals
Balance as of December 31, 2020	$2,425	$353	$124	$390	$3,292
Foreign currency adjustments	(3)	(1)	(2)	1	(5)
Balance as of March 31, 2021	$2,422	$352	$122	$391	$3,287

(1) Accumulated goodwill impairment charges for the Gaming segment as of March 31, 2021 were $989 million.
(1) Accumulated goodwill impairment charges for the Lottery segment as of March 31, 2021 were $137 million.
(9) Software, net
Software, net consisted of the following:

	As of
	March 31, 2021	December 31, 2020
Software	$1,198	$1,197
Accumulated amortization	(978)	(970)
Software, net	$220	$227
The following reflects amortization of software included within D&A:

	Three Months Ended March 31,
	2021	2020
Amortization expense	$27	$29

(10) Equity Investments
Equity investments totaled $265 million and $262 million as of March 31, 2021 and December 31, 2020, respectively. We received distributions and dividends totaling $4 million during the three months ended March 31, 2021 and 2020.

(11) Long-Term and Other
Outstanding Debt and Finance Leases
The following table reflects our outstanding debt:

	As of
	March 31, 2021					December 31, 2020
	Final Maturity	Rate(s)	Face value	Unamortized debt discount/premium and deferred financing costs, net	Book value	Book value
Senior Secured Credit Facilities:
SGI Revolver	2024	variable	$435	$—	$435	$535
SGI Term Loan B-5	2024	variable	4,050	(46)	4,004	4,012
SciPlay Revolver	2024	variable	—	—	—	—
SGI Senior Notes:
2025 Secured Notes(1)	2025	5.000%	1,250	(12)	1,238	1,237
2026 Secured Euro Notes(2)	2026	3.375%	381	(4)	377	395
2025 Unsecured Notes	2025	8.625%	550	(7)	543	542
2026 Unsecured Euro Notes(2)	2026	5.500%	293	(3)	290	303
2026 Unsecured Notes	2026	8.250%	1,100	(12)	1,088	1,088
2028 Unsecured Notes	2028	7.000%	700	(9)	691	691
2029 Unsecured Notes	2029	7.250%	500	(6)	494	493
Finance lease obligations as of March 31, 2021 payable monthly through 2023 and other(3)	2023	4.217%	6	—	6	7
Total long-term debt outstanding			$9,265	$(99)	$9,166	$9,303
Less: current portion of long-term debt					(44)	(44)
Long-term debt, excluding current portion					$9,122	$9,259
Fair value of debt(4)			$9,454

(1) In connection with the February 2018 Refinancing (see Note 15 in our 2020 10-K), we entered into certain cross-currency interest rate swap agreements to achieve more attractive interest rates by effectively converting $460 million of the fixed-rate, U.S. Dollar-denominated 2025 Secured Notes, including the semi-annual interest payments through October 2023, to a fixed-rate Euro-denominated debt, with a fixed annual weighted average interest rate of approximately 2.946%. These cross-currency swaps have been designated as a hedge of our net investment in certain subsidiaries.

(2) We designated a portion of our 2026 Secured Euro Notes as a net investment non-derivative hedge of our investments in certain of our international subsidiaries that use the Euro as their functional currency in order to reduce the volatility in our operating results caused by the change in foreign currency exchange rates of the Euro relative to the U.S. Dollar (see Note 12 for additional information). The total change in the face value of the 2026 Secured Euro Notes and 2026 Unsecured Euro Notes due to changes in foreign currency exchange rates since the issuance was a reduction of $38 million, of which a $25 million gain was recognized on remeasurement of debt in the Consolidated Statements of Operations for the three months ended March 31, 2021.

(3) Includes $6 million related to certain revenue transactions presented as debt in accordance with ASC 470.
(4) Fair value of our fixed rate and variable interest rate debt is classified within Level 2 in the fair value hierarchy and has been calculated based on the quoted market prices of our securities.

We were in compliance with the financial covenants under all debt agreements as of March 31, 2021 (for information regarding our financial covenants of all debt agreements, see Notes 1 and 15 in our 2020 10-K).
For additional information regarding the terms of our credit facilities, Secured Notes and Unsecured Notes, see Note 15 in our 2020 10-K.
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
Derivative Financial Instruments
As of March 31, 2021, we held the following derivative instruments that were accounted for pursuant to ASC 815:
Interest Rate Swap Contracts
We currently use interest rate swap contracts as described below to mitigate gains or losses associated with the change in expected cash flows due to fluctuations in interest rates on our variable rate debt.
In February 2018, we entered into interest rate swap contracts to hedge a portion of our interest expense associated with our variable rate debt to effectively fix the interest rate that we pay. These interest rate swap contracts are designated as cash flow hedges under ASC 815. We pay interest at a weighted-average fixed rate of 2.4418% and receive interest at a variable rate equal to one-month LIBOR. The total notional amount of interest rate swaps outstanding was $800 million as of March 31, 2021. These hedges mature in February 2022.
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
The following table shows the Gain (loss) and Interest expense recognized on our interest rate swap contracts:

	Three Months Ended March 31,
	2021	2020
Gain (loss) recorded in accumulated other comprehensive loss, net of tax	$5	$(16)
Interest expense recorded related to interest rate swap contracts	5	2

We do not expect to reclassify material amounts from Accumulated other comprehensive loss to interest expense in the next twelve months.
The following table shows the effect of interest rate swap contracts designated as cash flow hedges on the consolidated statements of operations:

	Three Months Ended March 31,
	2021	2020
	Interest expense
Total interest expense which reflects the effects of cash flow hedges	$(121)	$(124)
Hedged item	(5)	(5)
Derivative designated as hedging instrument	—	3

Cross-Currency Interest Rate Swaps
In connection with the February 2018 Refinancing described in Note 15 of our 2020 10-K, we entered into certain cross-currency interest rate swap agreements to achieve more beneficial interest rates by effectively converting $460 million of our fixed-rate U.S. Dollar-denominated 2025 Secured Notes, including the semi-annual interest payments through October 2023, to fixed-rate Euro-denominated debt, with a fixed annual weighted average interest rate of approximately 2.946%. We have designated these cross-currency interest rate swap agreements as a net investment hedge of our investments in certain of our international subsidiaries that use the Euro as their functional currency in order to reduce the volatility in our operating results caused by the changes in foreign currency exchange rates of the Euro relative to the U.S. Dollar.

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
The following table shows the fair value of our hedges:

		As of
	Balance Sheet Line Item	March 31, 2021	December 31, 2020
Interest rate swaps (1)(3)	Accrued liabilities/Other liabilities	$17	$22
Cross-currency interest rate swaps (2)(3)	Other assets	35	14
(1) A gain of $5 million and loss of $16 million for the three months ended March 31, 2021 and 2020, respectively, are reflected in Derivative financial instrument unrealized gain (loss) in Other comprehensive loss.

(2) Gains of $21 million and $30 million for the three months ended March 31, 2021 and 2020, respectively, are reflected in Foreign currency translation gain (loss) in Other comprehensive loss.
(3) The inputs used to measure the fair value of our interest rate swap contracts are categorized as Level 2 in the fair value hierarchy.
Net Investment Non-derivative Hedge — 2026 Secured Euro Notes
For the first quarter of 2021, we designated $129 million of our 2026 Secured Euro Notes as a net investment non-derivative hedge of our investments in certain of our international subsidiaries that use the Euro as their functional currency in order to reduce the volatility in our results caused by the changes in foreign currency exchange rates of the Euro relative to the U.S. Dollar.
We use the spot method to measure the effectiveness of our net investment non-derivative hedge. Under this method, for each reporting period, the change in the hedged portion of the carrying value of the 2026 Secured Euro Notes due to remeasurement is reported in Foreign currency translation gain (loss) in Other comprehensive loss, and the remaining remeasurement change is recognized in (Loss) gain on remeasurement of debt in our consolidated statements of operations. We evaluate the effectiveness of our net investment non-derivative hedge at the beginning of each quarter, and the inputs used to measure the fair value of this non-derivative hedge are categorized as Level 2 in the fair value hierarchy.
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
Contingent acquisition consideration liabilities as of March 31, 2021 are $8 million, of which $6 million is included in Accrued liabilities with the remainder included in Other long-term liabilities. Contingent acquisition consideration liabilities as of December 31, 2020 were $13 million, of which $11 million was included in Accrued liabilities with the remaining balance included in Other long-term liabilities.
(13) Stockholders’ Deficit
Changes in Stockholders’ Deficit
The following tables present certain information regarding our stockholders’ deficit as of March 31, 2021 and March 31, 2020:

	Three Months Ended March 31, 2021
	Common Stock	Additional Paid in Capital	Accumulated Loss	Treasury Stock	Accumulated Other Comprehensive Loss	Noncontrolling Interest	Total
January 1, 2021	$1	$1,268	$(3,529)	$(175)	$(218)	$129	$(2,524)
Vesting of RSUs, net of tax withholdings and other	—	(13)	—	—	—	—	(13)
Stock-based compensation	—	17	—	—	—	—	17
Net loss	—	—	(15)	—	—	6	(9)
Other comprehensive gain	—	—	—	—	8	—	8
March 31, 2021	$1	$1,272	$(3,544)	$(175)	$(210)	$135	$(2,521)

	Three Months Ended March 31, 2020
	Common Stock	Additional Paid in Capital	Accumulated Loss	Treasury Stock	Accumulated Other Comprehensive Loss	Noncontrolling Interest	Total
January 1, 2020	$1	$1,208	$(2,954)	$(175)	$(292)	$104	$(2,108)
Vesting of RSUs, net of tax withholdings and other	—	(1)	—	—	—	—	(1)
Stock-based compensation	—	9	—	—	—	—	9
Net loss	—	—	(159)	—	—	4	(155)
Other comprehensive loss	—	—	—	—	(97)	—	(97)
Impact of ASC 326 adoption	—	—	(6)	—	—	—	(6)
March 31, 2020	$1	$1,216	$(3,119)	$(175)	$(389)	$108	$(2,358)
Stock Based Compensation
The following reflects total stock-based compensation expense recognized under all programs:

	Three Months Ended March 31,
	2021	2020
Related to SGC stock options	$6	$1
Related to SGC RSUs(1)	15	9
Related to SciPlay RSUs	2	—
Total	$23	$10

(1) As of March 31, 2021 we had $58 million of unrecognized stock-based compensation expense related to unvested RSUs that will be amortized over a weighted-average period of approximately two years.

(14) Income Taxes
We consider new evidence (both positive and negative) at each reporting date that could affect our view of the future realization of deferred tax assets. Based upon the evaluation of all available evidence, and considering the projected U.S. pre-tax losses for 2021, we maintain a valuation allowance for certain of our U.S. operations as of March 31, 2021. We also maintain other valuation allowances for certain non-U.S. jurisdictions with cumulative losses.
Our effective income tax rate for the three months ended March 31, 2021 and 2020 were (50)%, and (3)%, respectively, and were determined using an estimated annual effective tax rate after considering any discrete items for such periods. Due to the aforementioned valuation allowance against certain of our U.S. net deferred tax assets, the effective tax rates for the three months ended March 31, 2021 and 2020 generally do not include the benefits of the U.S. tax losses. We recorded an overall tax expense in both periods due to pre-tax earnings in jurisdictions without valuation allowances. The change in effective tax rates relates primarily to the overall mix of income (loss) in our jurisdictions without valuation allowances and an unfavorable adjustment for the legacy U.K. Gaming reporting unit goodwill impairment of $54 million recorded in the first quarter of 2020, which was not deductible for tax purposes.

As discussed in Note 1, the COVID-19 disruptions significantly impacted certain segments of our business during 2020 and through the first quarter of 2021. We considered the COVID-19 disruptions in our ability to realize deferred tax assets in the future and determined that such conditions did not change our overall valuation allowance positions. Additionally, we continue to monitor and evaluate the tax implications resulting from any existing and forthcoming legislation passed in response to COVID-19 in the federal, state, and foreign jurisdictions where we have an income tax presence.
(15) Leases
Our total operating lease expense for the three months ended March 31, 2021 and 2020 were $8 million. The total amount of variable and short-term lease payments was immaterial for all periods presented.
Supplemental balance sheet and cash flow information related to operating leases is as follows:

	As of
	March 31, 2021	December 31, 2020
Operating lease right-of-use assets(1)	$95	$94
Accrued liabilities	25	26
Operating lease liabilities	78	77
Total operating lease liabilities	$103	$103
Cash paid for amounts included in the measurement of lease liabilities:
Operating cash flows for operating leases for the three month period ended March 31, 2021 and 2020, respectively	$8	$8
Weighted average remaining lease term, units in years	5	5
Weighted average discount rate	5%	5%
(1) Operating lease right-of-use assets obtained in exchange for lease obligations were immaterial.

Lease liability maturities:

	Remainder of 2021	2022	2023	2024	2025	Thereafter	Less Imputed Interest	Total
Operating leases	$23	$26	$21	$18	$12	$16	$(13)	$103

As of March 31, 2021, we did not have material additional operating leases that have not yet commenced.
(16) Litigation
We are involved in various legal proceedings, which are described in Note 21 within our 2020 10-K. There have been no material changes to these matters since the 2020 10-K was filed with the SEC on March 1, 2021, except as described below.
We record an accrual for legal contingencies when it is both probable that a liability has been incurred and the amount or range of the loss can be reasonably estimated (although, as discussed below, there may be an exposure to loss in excess of the accrued liability). We evaluate our accruals for legal contingencies at least quarterly and, as appropriate, establish new accruals or adjust existing accruals to reflect (1) the facts and circumstances known to us at the time, including information regarding negotiations, settlements, rulings and other relevant events and developments, (2) the advice and analyses of counsel and (3) the assumptions and judgment of management. Legal costs associated with our legal proceedings are expensed as incurred. We had accrued liabilities of $11 million and $3 million for all of our legal matters that were contingencies as of March 31, 2021 and December 31, 2020, respectively.
Substantially all of our legal contingencies are subject to significant uncertainties and, therefore, determining the likelihood of a loss and/or the measurement of any loss involves a series of complex judgments about future events. Consequently, the ultimate outcomes of our legal contingencies could result in losses in excess of amounts we have accrued. We may be unable to estimate a range of possible losses for some matters pending against us or our subsidiaries, even when the amount of damages claimed against us or our subsidiaries is stated because, among other things: (1) the claimed amount may be exaggerated or unsupported; (2) the claim may be based on a novel legal theory or involve a large number of parties; (3) there may be uncertainty as to the likelihood of a class being certified or the ultimate size of the class; (4) there may be uncertainty as to the outcome of pending appeals or motions; (5) the matter may not have progressed sufficiently through discovery or there may be significant factual or legal issues to be resolved or developed; and/or (6) there may be uncertainty as to the enforceability of legal judgments and outcomes in certain jurisdictions. Other matters have progressed sufficiently that we are able to estimate a range of possible loss. For those legal contingencies disclosed in Note 21 in our 2020 10-K and this Note 16 as well as those related to the previously disclosed settlement agreement entered into in February 2015 with SNAI S.p.a., as to which a loss is reasonably possible, whether in excess of a related accrued liability or where there is no accrued liability, and for which we are able to estimate a range of possible loss, the current estimated range is up to approximately $14 million in excess of the accrued liabilities (if any) related to those legal contingencies. This aggregate range represents management’s estimate of additional possible loss in excess of the accrued liabilities (if any) with respect to these matters based on currently available information, including any damages claimed by the plaintiffs, and is subject to significant judgment and a variety of assumptions and inherent uncertainties. For example, at the time of making an estimate, management may have only preliminary, incomplete, or inaccurate information about the facts underlying a claim; its assumptions about the future rulings of the court or other tribunal on significant issues, or the behavior and incentives of adverse parties, regulators, indemnitors or co-defendants, may prove to be wrong; and the outcomes it is attempting to predict are often not amenable to the use of statistical or other quantitative analytical tools. In addition, from time to time an outcome may occur that management had not accounted for in its estimate because it had considered that outcome to be remote. Furthermore, as noted above, the aggregate range does not include any matters for which we are not able to estimate a range of possible loss. Accordingly, the estimated aggregate range of possible loss does not represent our maximum loss exposure. Any such losses could have a material adverse impact on our results of operations, cash flows or financial condition. The legal proceedings underlying the estimated range will change from time to time, and actual results may vary significantly from the current estimate.
Washington State Matter
On April 17, 2018, a plaintiff, Sheryl Fife, filed a putative class action complaint, Fife v. Scientific Games Corporation, against SGC in the United States District Court for the Western District of Washington. The plaintiff seeks to represent a putative class of all persons in the State of Washington who purchased and allegedly lost virtual coins playing SGC’s online social casino games, including but not limited to Jackpot Party® Casino and Gold Fish® Casino. The complaint asserts claims for alleged violations of Washington’s Recovery of Money Lost at Gambling Act, Washington’s consumer protection statute, and for unjust enrichment, and seeks unspecified money damages (including treble damages as appropriate), the award of reasonable attorneys’ fees and costs, pre- and post-judgment interest, and injunctive and/or declaratory relief. On July 2, 2018, SGC filed a motion to dismiss the plaintiff’s complaint with prejudice, which the trial court denied on December 18, 2018. SGC filed its answer to the putative class action complaint on January 18, 2019. On August 24, 2020, the trial court granted plaintiff’s motion for leave to amend her complaint and to substitute a new plaintiff, Donna Reed, for the initial plaintiff, and re-captioned the matter Reed v. Scientific Games Corporation. On August 25, 2020, the plaintiff filed a first amended complaint against SGC, asserting the same claims, and seeking the same relief, as the complaint filed by Sheryl Fife. On September 8, 2020, SGC filed a motion to compel arbitration of plaintiff’s claims and to dismiss the action, or, in the alternative, to transfer the action to the United States District Court for the District of Nevada, and that motion is fully-briefed and pending before the trial court. On April 9, 2021, the plaintiff filed a motion to certify the putative class and for a preliminary injunction. We are currently unable to determine the likelihood of an outcome or estimate a range of reasonably possible loss.
Casino Queen Matter
On April 2, 2021, Casino Queen, Inc. and Casino Queen Marquette, Inc. filed a putative class action complaint in the United States District Court for the Northern District of Illinois against SGC, Bally Technologies, Inc. and SG Gaming, f/k/a Bally Gaming, Inc. In the complaint, the plaintiffs assert federal antitrust claims arising from the defendants’ procurement of particular U.S. patents. The plaintiffs allege that the defendants used those patents to create an allegedly illegal monopoly in the market for automatic card shufflers sold or leased in the United States. The plaintiffs seek to represent a putative class of all persons and entities that directly purchased or leased automatic card shufflers within the United States from the defendants, or any predecessor, subsidiary, or affiliate thereof, at any time between April 1, 2009, and the present. The complaint seeks unspecified money damages, which the complaint asks the court to treble, the award of plaintiffs’ costs of suit, including attorneys’ fees, and the award of pre-judgment and post-judgment interest. We are currently unable to determine the likelihood of an outcome or estimate a range of reasonably possible losses, if any. We believe that the claims in the lawsuit are without merit, and intend to vigorously defend against them.
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
In June 1999, Ecosalud filed a collection proceeding against SGI to enforce the liquidation resolution and recover the claimed damages. In May 2013, the Tribunal denied SGI’s merit defenses to the collection proceeding and issued an order of payment of approximately 90 billion Colombian pesos, or approximately $30.2 million, plus default interest (potentially accrued since 1994 at a 12% statutory interest rate). SGI filed an appeal to the Council of State, and on December 10, 2020, the Council of State issued a ruling affirming the Tribunal’s decision. On December 16, 2020, SGI filed a motion for clarification of the Council of State’s ruling, which the Council of State denied on April 15, 2021. On April 22, 2021, SGI filed a motion for reconsideration of that decision by the Council of State.
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
Based on our assessment under ASC 410 and ASC 450 and consideration of the SciPlay IPO matters pending in New York and Nevada described above, we determined that both loss and insurance proceeds loss recovery, which we believe is recoverable under our insurance policy, are deemed probable and reasonably estimable. As a result, we recorded approximately $8 million in Accrued liabilities and Prepaid expenses and other current assets as of March 31, 2021, with no material impact on our statement of operations income for the three month period ended March 31, 2021.
For additional information regarding our pending litigation matters, see Note 21 in our 2020 10-K.

Item 2. MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS
The following discussion is intended to enhance the reader’s understanding of our operations and current business environment from management’s perspective and should be read in conjunction with the description of our business included under Part I, Item 1 “Condensed Consolidated Financial Statements” and Part II, Item 1A “Risk Factors” in this Quarterly Report on Form 10-Q and under Part I, Item 1 “Business,” Item 1A “Risk Factors” and Part II, Item 7 “Management’s Discussion and Analysis of Financial Condition and Results of Operations” included in our 2020 10-K.
This “Management’s Discussion and Analysis of Financial Condition and Results of Operations” (“MD&A”) contains forward-looking statements within the meaning of the Private Securities Litigation Reform Act of 1995 and should be read in conjunction with the disclosures and information contained and referenced under “Forward-Looking Statements” and “Risk Factors” included in this Quarterly Report on Form 10-Q and “Risk Factors” included in our 2020 10-K. As used in this MD&A, the terms “we,” “us,” “our” and the “Company” mean SGC together with its consolidated subsidiaries.

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
Recent Events
Impacts of COVID-19
As more fully described in the “Description of the Business and Summary of Significant Accounting Policies - Impact of COVID-19” in Note 1 of our 2020 10-K, COVID-19 disruptions continue to impact our results of operations and particularly our Gaming business segment operations. Even though the majority of gaming establishments reopened globally, gaming operations have yet to return to pre-COVID levels, as limited international travel, social distancing measures and reduced operating capacity restrictions remain in effect in many jurisdictions, and overall uncertainty regarding the magnitude and length of time that these disruptions will continue to impact our business remains unknown and may change in the future and such changes could be material. We continue to assess the situation jurisdiction by jurisdiction, actively manage our daily cash flows and continue to evaluate additional measures that will reduce operating costs and conserve cash to preserve liquidity as we execute on our strategic initiatives.
Impact on Business Operations and Financial Results
Throughout 2020 and the first quarter of 2021, the Gaming business segment was especially impacted by the COVID-19 disruptions due to the widespread closures and restricted reopening of a substantial number of gaming operations establishments coupled with global economic uncertainty. Many of these closures and restrictions have since been lifted and businesses have begun to see more activity given the recent expansion of capacity limits, increased travel, and distribution of vaccines, however, the impact of the COVID-19 pandemic remains uncertain and ongoing.
For more information on the effects of COVID-19 on each of our business segments, refer to “Item 7. Management’s Discussion and Analysis of Financial Condition and Results of Operations - Impact on Business Operations and Financial Results” and Note 1 of our 2020 10-K.
Impact on Liquidity
Our only financial maintenance covenant (excluding SciPlay’s Revolver) is contained in SGI’s credit agreement. For information regarding the impact on liquidity and other requirements, please refer to the “Description of the Business and Summary of Significant Accounting Policies” in Note 1 and “Item 7 Management’s Discussion and Analysis of Financial Condition and Results of Operations” under the “Business Overview” along with the “Liquidity, Capital Resources and Working Capital” sections of our 2020 10-K. In April 2021, we made a voluntary payment of $150 million on SGI’s revolving credit facility.
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

	Three Months Ended March 31,
	2021		2020
($ in millions)	Revenue	% Consolidated Revenue	Revenue	% Consolidated Revenue
Foreign Currency:
British Pound Sterling	$71	10%	$85	12%
Euro	52	7%	63	9%

We also have foreign currency exposure related to certain of our equity investments, cross-currency interest rate swaps, and Euro-denominated debt. See Part I, Item 1A in our 2020 10-K, “Consolidated Results — Other Factors Affecting 2020 and 2019 Net Loss Attributable to SGC Comparability” under Item 7 in our 2020 10-K and Item 3 “Quantitative and Qualitative Disclosures about Market Risk” in this Quarterly Report on Form 10-Q.
CONSOLIDATED RESULTS

	Three Months Ended March 31,		Variance
($ in millions)	2021	2020	2021 vs. 2020
Total revenue	$729	$725	$4	1%
Total operating expenses	648	757	(109)	(14)%
Operating income (loss)	81	(32)	113	(353)%
Net loss before income taxes	(6)	(151)	145	96%
Net loss	(9)	(155)	146	94%
Net loss attributable to SGC	$(15)	$(159)	$144	91%

Revenue

Consolidated Revenue by Business Segment
(in millions)

Three Months Ended March 31, 2021 and 2020
As described in the “Recent Events – Impact of COVID-19” section above, our total revenue, primarily revenues for the Gaming business segment, continue to reflect the unfavorable economic conditions caused by the COVID-19 disruptions despite the scaling back of certain COVID-19 restrictions and measures. SciPlay revenue increased by $33 million primarily due to increased Mobile platform revenue, which reflects a continued trend of players migrating from web to mobile platforms to play our games and the popularity of our games. Lottery instant ticket sales revenue increased primarily due to the impact of COVID-19 on the prior year and the return to normal operations in 2021, coupled with the large lottery jackpots in the first quarter of 2021, driving both instant product sales and system increases.
Given the impact of the beginning of the COVID-19 pandemic on the prior year period, we also present below certain sequential comparisons to the quarter ended December 31, 2020, in order to provide additional context for our results of operations. During the three months ended March 31, 2021, total revenue, compared to the three months ended December 31, 2020, decreased from $762 million to $729 million, representing a 4% percent decrease, primarily driven by lower Gaming business segment revenue and particularly lower Gaming machine sales due to completion of orders during 2020 that were delayed as a result of COVID-19 business disruptions, which resulted in 5,737 more units sold in the three months ended December 31, 2020, primarily related to international shipments.
Operating Expenses

	Three Months Ended March 31,		Variance
($ in millions)	2021	2020	2021 vs. 2020
Operating expenses:
Cost of services	$139	$130	$9	7%
Cost of product sales	50	91	(41)	(45)%
Cost of instant products	77	73	4	5%
SG&A	186	198	(12)	(6)%
R&D	52	51	1	2%
D&A	123	138	(15)	(11)%
Goodwill impairment	—	54	(54)	(100)%
Restructuring and other	21	22	(1)	(5)%
Total operating expenses	$648	$757	$(109)	(14)%
Cost of Revenue
Total cost of revenue decreased as a direct result of lower revenue due to the continued COVID-19 impact on our Gaming business segment coupled with the prior year period’s $9 million Gaming products inventory charge for excess and obsolete inventory. The total decrease is partially offset by the increased cost of revenue related to our SciPlay segment correlated with revenue growth.
SG&A
SG&A decreased primarily due to the prior year period’s $28 million charge in Gaming business segment allowance for credit losses that reflected credit deterioration due to the COVID-19 disruptions generally and credit weakness specifically in our Latin America receivables portfolio, which was partially offset by increased stock based compensation expenses of $9 million and SciPlay player acquisition cost of $5 million.
D&A
The decrease in D&A is primarily due to certain gaming equipment, intangible assets and software primarily associated with historical acquisitions becoming fully depreciated and amortized in the prior year period.
Goodwill Impairment
Goodwill impairment recorded during the prior year quarter was related to our legacy U.K. Gaming reporting unit.
Restructuring and Other
The decrease in restructuring and other is primarily due to higher COVID-19 business disruption charges in the prior year period, partially offset by charges related to strategic and business optimization initiatives in the current year period.
Other Factor Affecting Net Loss Attributable to SGC

	Three Months Ended March 31,		Factor Affecting Net Loss Attributable to SGC
(in millions)	2021	2020	2021 vs. 2020
Gain on remeasurement of debt	25	10	Gains are attributable to remeasurement of the 2026 Secured Euro Notes and 2026 Unsecured Euro Notes and reflect changes in the Euro vs. the U.S. Dollar foreign exchange rates between the comparable periods. 81% of our Euro Notes were not treated as a net investment hedge in the first quarter of 2021 compared to 70% in the first quarter of 2020.
See “Business Segments Results” below for a more detailed explanation of the significant changes in our components of revenue within the individual segment results of operations.
BUSINESS SEGMENTS RESULTS (for the three months ended March 31, 2021 compared to the three months ended March 31, 2020)
GAMING
Our Gaming business segment designs, develops, manufactures, markets and distributes a comprehensive portfolio of gaming products and services. We provide our Gaming portfolio of products and services to commercial casinos, Native American casinos, wide-area gaming operators such as LBOs, arcade and bingo operators in the U.K. and continental Europe, and government agencies and their affiliated operators. Our equity investment in Roberts Communications Network, LLC is included in our Gaming business segment.
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
For additional information, refer to the Gaming primary business activities summary included within “Business Segment Results” under Item 7 of our 2020 10-K.
Current Year Update
See the “Business Overview – Recent Events – Impact of COVID-19” section above for a description of the COVID-19 impact on our Gaming business segment, which continued to have an adverse effect on our results of operations and cash flows in the first quarter of 2021 and is expected to continue into the second quarter of 2021 and potentially beyond as social distancing mitigation measures, which are slowly being rolled back, continue to be enforced. In the near term, we also expect to see a decrease in the demand for our Gaming products as gaming operators continue to operate at limited capacity. We continue to monitor consumer behaviors for any increase in traffic to gaming establishments as a result of easing restrictions. See also “Description of the Business and Summary of Significant Accounting Policies - Impact of COVID-19” in Note 1 of our 2020 10-K.
Results of Operations and KPIs

Three Months Ended March 31, 2021 and 2020

Revenue

	Three Months Ended March 31,		Variance
($ in millions)	2021	2020	2021 vs. 2020
Revenue:
Gaming operations	$113	$119	$(6)	(5)%
Machine sales	55	92	(37)	(40)%
Systems	42	55	(13)	(24)%
Table products	34	52	(18)	(35)%
Total revenue	$244	$318	$(74)	(23)%

F/X impact on revenue	$2	$(1)	$3	(300)%

Gaming KPIs:
U.S. and Canada units:
Installed base at period end	29,809	30,469	(660)	(2)%
Average daily revenue per unit	$35.45	$31.28	$4.17	13%

International units(1):
Installed base at period end	31,703	34,372	(2,669)	(8)%
Average daily revenue per unit	$3.03	$8.23	$(5.20)	(63)%

Gaming machine unit sales:
U.S. and Canada new unit shipments	1,943	2,890	(947)	(33)%
International new unit shipments	656	2,003	(1,347)	(67)%
Total new unit shipments	2,599	4,893	(2,294)	(47)%
Average sales price per new unit	$16,622	$15,872	$750	5%
(1) Excludes the impact of game content licensing revenue.

While we continue to see increased demand, Gaming revenue continues to be impacted by the COVID-19 disruptions, as described above, and as the continuation of social distancing requirements (including reduced floor capacities, table play customer limitations and reduction of slot machines available for play), implemented in the first half of 2020, are still being enforced in certain jurisdictions. Even as the restrictions are being eased, the mitigation measures are expected to continue for an indeterminate amount of time, these will continue to affect consumer behavior and thus we expect to continue to see the impact on our gaming segment through 2021 and potentially beyond.

During the three months ended March 31, 2021, Gaming revenues, compared to the three months ended December 31, 2020, decreased from $286 million to $244 million driven by lower Gaming machine sales (see Consolidated Results – Revenue above).
Gaming Operations
Gaming operations revenue decreased primarily due to the COVID-19 disruptions described above causing a 660-unit decrease in the U.S. and Canada ending installed base and a 2,669-unit decrease in the International ending installed base coupled with a decrease in International average daily revenues per unit.
Gaming Machine Sales
Gaming machine sales revenue decreased primarily due to the impact of COVID-19 as described above, driving lower unit shipments primarily in replacement unit sales, which was partially offset by an increase in average sales price per unit. The following table summarizes Gaming machine sales changes:

	Three Months Ended March 31,		Variance
	2021	2020	2021 vs. 2020
U.S. and Canada unit shipments:
Replacement units	1,623	1,744	(121)	(7)%
Casino opening and expansion units	320	1,146	(826)	(72)%
Total unit shipments	1,943	2,890	(947)	(33)%

International unit shipments:
Replacement units	656	1,827	(1,171)	(64)%
Casino opening and expansion units	—	176	(176)	(100)%
Total unit shipments	656	2,003	(1,347)	(67)%

Operating Expenses and AEBITDA
Operating expenses decreased by $162 million primarily due to the first quarter of 2020 including a number of charges which did not recur in 2021. Notably, the three months ended March 31, 2020 included: (1) a $54 million goodwill impairment charge related to our U.K. Gaming unit; (2) a $28 million increase in allowance for credit losses; and (3) a $9 million charge for excess and obsolete inventory. Combined, these three items in 2020 represent $91 million or 56% of the decrease from the prior year period, with the latter two charges decreasing the prior year period’s AEBITDA by $37 million. The remaining $71 million year over year decrease in operating expenses is due to $36 million in lower cost of revenue driven by the decrease in revenue as described above along with $14 million in lower D&A due to certain gaming equipment, intangible assets and software primarily associated with historical acquisitions becoming fully depreciated and amortized in the prior year period, $9 million in lower restructuring charges and $12 million in other operating expenses.
AEBITDA as a percentage of revenue (“AEBITDA margin”) increased by 14 percentage points, to 44% which is primarily due to $37 million related to allowance for credit loss and inventory charges in the prior year period.
AEBITDA for the three months ended March 31, 2021 compared to the three months ended December 31, 2020, increased from $105 million to $108 million primarily due to allowance for credit losses recognized in the prior year period partially offset by increased SG&A compensation and benefit expenses.
LOTTERY
Our Lottery segment is primarily comprised of our instant products business, systems-based services and product sales business. Our systems-based services and product sales business provide customized enterprise systems computer software, software support, equipment and data communication services, game content, and related products for retail and digital lottery draw and instant games, sports and virtual sports, and keno to lotteries. In the U.S., we typically provide the necessary POS terminals and equipment, internet and mobile solutions, software and maintenance services on a Participation basis under contracts that typically have an initial term of up to ten years. Internationally, we typically sell POS terminals and mobile lottery wagering platforms, related computer software and products, and technical operations services to lottery authorities and may provide ongoing fee-based systems maintenance and software support services.

Our instant products business generates revenue from the manufacture and sale of instant products, and the provision of value-added services such as game design, sales and marketing support, specialty games and promotions, inventory management, warehousing, fulfillment services and full instant product category management administered through our SGEP program. In addition, we provide licensed games, promotional entertainment and internet-based marketing services to the lottery industry. These revenues are presented as Instant products revenue. For further details on our Lottery segment’s primary business activities refer to the “Business Segment Results” under Item 7 of our 2020 10-K.
Current Year Update
See “Business Overview – Recent Events – Impacts of COVID-19” section above for a description of the COVID-19 impact on our Lottery business segment, which has shown overall growth as our current period results reflect both higher Instant products and Systems revenues. We believe we will continue to face intense price-based competition in our Lottery business through the remainder of 2021 and potentially beyond. In the near term, we also expect to see an increase in the number of jurisdictions that seek to privatize or outsource lottery operations and to face strong competition from both traditional and new competitors with respect to these opportunities. We anticipate that lottery requests for proposals, specifically those for private management agreements and certain of our international customers, could increasingly include terms that expose us to increased risk, such as requiring the guarantee of specific income thresholds or significant upfront payments.
Results of Operations and KPIs

Three Months Ended March 31, 2021 and 2020
Revenue

	Three Months Ended March 31,		Variance
($ in millions)	2021	2020	2021 vs. 2020
Revenue:
Instant products	$162	$136	$26	19%
Lottery systems	86	76	10	13%
Total revenue	$248	$212	$36	17%

F/X impact on revenue	$3	$(1)	$4	400%
The increase in Instant products revenue is primarily due to the impact of COVID-19 on the prior year results along with the large lottery jackpots in the first quarter of 2021 driving both instant products sales and system increases.
Operating Expenses and AEBITDA
The increase in operating expenses is primarily due to increased cost of sales and SG&A, partially offset by lower restructuring and other costs. The increase in AEBITDA is directly correlated with increased revenues (as described above) coupled with higher EBITDA from equity investments.

AEBITDA margin increased by 11 percentage points, to 48%, which is primarily driven by the higher revenue as described above, coupled with higher EBITDA from equity investments reflective of continuing recovery from COVID-19 disruptions.
SCIPLAY
Our SciPlay business segment is a leading developer and publisher of social games on mobile and web platforms. SciPlay currently offers seven core games, including social casino games Jackpot Party Casino, Gold Fish Casino, Hot Shot Casino® and Quick Hit® Slots, and casual games MONOPOLY Slots, Bingo Showdown® and 88 Fortunes® Slots and recently added a solitaire social game as a part of the Come2Play acquisition. SciPlay’s social casino games typically include slots-style game play and occasionally include table games-style game play, while SciPlay’s casual games blend slots-style or bingo game play with adventure game features. All of SciPlay’s games are offered and played on multiple platforms, including Apple, Google, Facebook, Amazon, and the Microsoft platform. In addition to SciPlay’s internally created games, SciPlay’s content library includes recognizable, real-world slot and table games content from SGC. This content allows players who like playing land-based slot machines to enjoy some of those same titles in SciPlay’s free-to-play games. SciPlay has access to SGC’s library of more than 1,500 iconic casino titles, including titles and content from third-party licensed brands such as MONOPOLY, JAMES BOND™, THE FLINTSTONES™, MICHAEL JACKSON™, and PLAYBOY™.
We generate substantially all of our revenue from the sale of coins, chips and cards which players can use to play our games. Players who install our games receive free coins, chips and cards upon the initial launch of the game and additional free coins, chips and cards at specific time intervals. Players may exhaust the coins, chips and cards that they receive for free and may choose to purchase additional coins, chips and cards in order to extend their time of game play. Once obtained, coins, chips and cards (either free or purchased) cannot be redeemed for cash nor exchanged for anything other than game play within our apps. We distribute our games through various global social web and mobile platforms such as Facebook, Apple, Google, Amazon, Microsoft, and other web and mobile platforms. The games are primarily our WMS®, Bally®, Barcrest®, and SHFL® branded games. We offer both third-party branded games and original content.
Current Year Update
In March 2020, the World Health Organization declared the rapidly spreading COVID-19 outbreak a pandemic. In response to the COVID-19 pandemic, governments across the world have implemented measures to prevent its spread, including the temporary closure of all non-essential businesses and travel restrictions. As a result of the COVID-19 pandemic and resulting stay at home measures, many of our current and potential players may have significantly more free time to play our games, however they may also experience sustained consumer unease and have lower discretionary income. While the increased player engagement we experienced during the first half of 2020 as a result of the stay at home measures across the U.S. has begun to recede, we are still seeing a higher number of paying players compared to the three months ended March 31, 2020. We are not able to predict and quantify the ultimate impact of further COVID-19 developments on our results of operations in future periods.
Results of Operations and KPIs

Three Months Ended March 31, 2021 and 2020
Revenue

	Three Months Ended March 31,		Variance
($ in millions)	2021	2020	2021 vs. 2020
Revenue:
Mobile	$133	$101	$32	32%
Web and other	18	17	1	6%
Total revenue	$151	$118	$33	28%

SciPlay KPIs:
Mobile Penetration(1)	88%	85%	3pp	nm
Average MAU(2)	6.7	7.5	(0.8)	(11)%
Average DAU(3)	2.5	2.6	(0.1)	(4)%
ARPDAU(4)	$0.67	$0.49	$0.18	37%
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
Average MAU and average DAU decreased due to the turnover in users. ARPDAU increased due to introduction of new content and features, and ongoing popularity of our games.
Operating Expenses and AEBITDA
The increase in operating expenses is primarily correlated with the increase in revenues (as described above) coupled with an increase in salaries and benefits as a result of increased headcount.
AEBITDA increased primarily due to an increase in revenue, partially offset by the increases in operating expenses, as described above. AEBITDA margin increased by 1 percentage point for the three months ended March 31, 2021 as a result of the above stated drivers.
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
Current Year Update
Gaming and other revenue increased, which was partially offset by a decrease in Sports and platform revenue primarily due to a cancellation fee of $7 million associated with certain legacy agreements that were modified in the prior year period. We continue to expand our customer base and capitalize on both iGaming and sports opportunities in the U.S. by leveraging our industry leading platforms, content and solutions. While we believe that we are well positioned and continue to successfully expand our customer base and capitalize on U.S. sports-betting markets, we expect to see increased levels of intense competition.
Results of Operations and KPIs

Three Months Ended March 31, 2021 and 2020

Revenue

	Three Months Ended March 31,		Variance
($ in millions)	2021	2020	2021 vs. 2020
Revenue:
Sports and platform	$33	$38	$(5)	(13)%
Gaming and other	53	39	14	36%
Total revenue	$86	$77	$9	12%

F/X impact on revenue	$4	$—	$4	nm

Gaming KPI:
Wagers processed through OGS (in billions)	$16.9	$9.9	$7.0	71%

The increase in Gaming and other revenue and AEBITDA is primarily due to increased free time and stay at home measures as a result of COVID-19 disruptions. The decrease in Sports and platform revenue was primarily due to cancellation fees associated with certain legacy agreements that were modified and recognized in the prior year period.

AEBITDA margin increased by 4 percentage points to 34%.
RECENTLY ISSUED ACCOUNTING GUIDANCE
We do not expect that any recently issued accounting guidance will have a significant effect on our consolidated financial statements.
CRITICAL ACCOUNTING ESTIMATES
For a description of our policies regarding our critical accounting estimates, see “Critical Accounting Estimates” in “Item 7. Management’s Discussion and Analysis of Financial Condition and Results of Operations” included in our 2020 10-K.
There have been no significant changes in our critical accounting estimate policies or the application of those policies to our condensed consolidated financial statements from those presented in “Item 7. Management's Discussion and Analysis of Financial Condition and Results of Operations” included in our 2020 10-K.
LIQUIDITY, CAPITAL RESOURCES AND WORKING CAPITAL
Cash and Available Liquidity
As of March 31, 2021, our principal sources of liquidity, other than cash flows provided by operating activities, were cash and cash equivalents, including SciPlay cash and cash equivalents (for our SciPlay business segment), and amounts available under the SciPlay Revolver (for our SciPlay business segment).
Cash and Available Revolver Capacity

(in millions)	Cash and cash equivalents	Revolver capacity	Revolver capacity drawn or committed to letters of credit	Total
SGC (excluding SciPlay)	$695	$650	$(447)	$898
SciPlay	272	150	—	422
Total as of March 31, 2021	$967	$800	$(447)	$1,320

SGC (excluding SciPlay)	$747	$650	$(547)	$850
SciPlay	269	150	—	419
Total as of December 31, 2020	$1,016	$800	$(547)	$1,269

Total cash held by our foreign subsidiaries was $180 million and $173 million as of March 31, 2021 and December 31, 2020, respectively. We believe that substantially all cash held outside the U.S. is free from legal encumbrances or similar restrictions that would prevent it from being available to meet our global liquidity needs.
Our Gaming operations and Lottery systems businesses generally require significant upfront capital expenditures, and we may need to incur additional capital expenditures in order to retain or win new contracts. Our ability to make payments on and to refinance our indebtedness and other obligations depends on our ability to generate cash in the future. We may also, from time to time, repurchase or otherwise retire or refinance our debt, through our subsidiaries or otherwise. In the event we pursue significant acquisitions or other expansion opportunities, we may need to raise additional capital. If we do not have adequate liquidity to support these activities, we may be unable to obtain financing for these cash needs on favorable terms or at all. For additional information regarding our cash needs and related risks, see “Risk Factors” under Part I, Item 1A in our 2020 10-K.
In addition, Lottery customers in the U.S. generally require service providers to provide performance bonds in connection with the relevant contract. As of March 31, 2021 our outstanding performance bonds totaled $253 million. Our ability to obtain performance bonds on commercially reasonable terms is subject to our financial condition and to prevailing market conditions, which may be impacted by economic and political events. Although we have not experienced difficulty in obtaining such bonds to date, we cannot assure that we will continue to be able to obtain performance bonds on commercially reasonable terms, or at all. For additional information regarding our surety or performance bonds in connection with our contracts, see “Risk Factors” under Part I, Item 1A in our 2020 10-K.
In April 2021, we made a voluntary payment of $150 million on SGI’s revolving credit facility.
Cash Flow Summary

	Three Months Ended March 31,		Variance
($ in millions)	2021	2020	2021 vs. 2020
Net cash provided by operating activities	$123	$120	$3
Net cash used in investing activities	(61)	(31)	(30)
Net cash used in financing activities	(139)	(59)	(80)
Effect of exchange rate changes on cash, cash equivalents and restricted cash	(1)	(5)	4
(Decrease) increase in cash, cash equivalents and restricted cash	$(78)	$25	$(103)
Cash Flows from Operating Activities

	Three Months Ended March 31,		Variance
($ in millions)	2021	2020	2021 vs. 2020
Net loss	$(9)	(155)	$146
Adjustments to reconcile net loss to cash provided by operating activities	122	243	(121)
Changes in working capital accounts	9	25	(16)
Changes in deferred income taxes and other	1	7	(6)
Net cash provided by operating activities increased primarily due to a $25 million increase in earnings (after adjustments to reconcile net loss to cash flows from operations) as certain restrictions due to COVID-19 have been lifted, which was partially offset by a $22 million unfavorable change in working capital accounts and other. Changes in working capital accounts for the three months ended March 31, 2021 were primarily driven by higher billings as recovery from the COVID-19 pandemic continues to gain momentum, coupled with cash management and timing of expenditures.
Cash Flows from Investing Activities
Net cash used in investing activities increased as the prior year period included $22 million in proceeds from sale of assets, which was partially offset by higher contributions to equity method investments and lower capital expenditures. Capital expenditures are composed of investments in systems, equipment and other assets related to contracts, property and equipment, intangible assets and software.
Cash Flows from Financing Activities
Net cash used in financing activities increased primarily due to the repayment of $100 million under SGI’s revolving credit facility made on February 18, 2021.
Credit Agreement and Other Debt
For additional information regarding our credit agreement and other debt, interest rate risk and interest rate hedging instruments, see Notes 15 and 16 and Item 7A “Quantitative and Qualitative Disclosures About Market Risk” in our 2020 10-K and Item 3 below.
Off-Balance Sheet Arrangements
As of March 31, 2021, we did not have any significant off-balance sheet arrangements.
Contractual Obligations
There have been no material changes to our contractual obligations disclosed under Item 7 “Management’s Discussion and Analysis of Financial Condition and Results of Operations — Liquidity, Capital Resources and Working Capital — Contractual Obligations” in our 2020 10-K.
Item 3. Quantitative and Qualitative Disclosures about Market Risk
    Market risk is the risk of loss arising from adverse changes in market rates and prices, such as interest rates, foreign exchange rates and commodity prices. The following are our primary exposures to market risks:
Interest Rate Risk
As of March 31, 2021, the face value of long-term debt was $9,265 million, including $4,485 million of variable-rate obligations. Assuming a constant outstanding balance for our variable-rate long term debt, a hypothetical 1% change in interest rates would decrease/increase interest expense by approximately $45 million. All of our interest rate sensitive financial instruments are held for other than trading purposes.
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
Cross-Currency Interest Rate Swaps
In connection with the February 2018 Refinancing (see Note 15 in our 2020 10-K), we entered into certain cross-currency interest rate swap agreements to achieve more attractive interest rates by effectively converting $460 million of our fixed-rate U.S. Dollar-denominated 2025 Secured Notes, including the semi-annual interest payments through October 2023, to a fixed-rate Euro-denominated debt, with a fixed annual weighted average interest rate of approximately 2.946%. We have designated these cross-currency interest rate swap agreements as a net investment hedge of our investments in certain of our international subsidiaries that use the Euro as their functional currency in order to reduce the volatility in our operating results caused by the changes in foreign currency exchange rates of the Euro with respect to the U.S. Dollar.
As of March 31, 2021, if these cross-currency interest rate swap agreements were ineffective, the fluctuations in the exchange rates between the Euro and the U.S. Dollar would impact the amount of U.S. Dollars that we would require to settle the Euro-denominated debt at maturity of these agreements. A hypothetical 10% change in the U.S. Dollar in comparison to the Euro exchange rate upon inception of the cross-currency interest rate swap would have increased/decreased our obligation to cash settle the exchanged principal portion in U.S. Dollars by approximately $46 million.
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
Fluctuations in the exchange rates between the Euro and the U.S. Dollar will impact the amount of U.S. Dollars that we will require to settle the 2026 Secured Euro Notes and 2026 Unsecured Euro Notes at maturity. A hypothetical 10% change in U.S. Dollar in comparison to the Euro as of March 31, 2021, would have increased/decreased our obligation to cash settle the principal portion of the 2026 Secured and Unsecured Euro Notes in U.S. Dollars by approximately $67 million.
For additional information regarding interest rate swap contracts, cross-currency interest rate swaps and net investment non-derivative hedges, see Note 12.
Item 4. Controls and Procedures
Under the supervision and with the participation of our management, including the Chief Executive Officer and Chief Financial Officer, we have evaluated the effectiveness of our disclosure controls and procedures as required by Exchange Act Rule 3a-15(b) as of the end of the period covered by this report. Based on that evaluation, the Chief Executive Officer and Chief Financial Officer have concluded that these disclosure controls and procedures are effective as of March 31, 2021.
There were no changes in our internal control over financial reporting during the three months ended March 31, 2021 that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.
PART II. OTHER INFORMATION
Item 1. Legal Proceedings
For a description of our legal proceedings, see Note 16 in this Quarterly Report on Form 10-Q and Note 21 in our 2020 10-K.
Item 1A. Risk Factors
There have been no material changes in our risk factors from those disclosed under Item 1A “Risk Factors” included in our 2020 10-K, except as noted below.
The provisions of our bylaws requiring exclusive forum in the Eighth Judicial District Court of Clark County, Nevada for certain types of lawsuits may have the effect of discouraging lawsuits against our directors and officers.
Our bylaws provide that, to the fullest extent permitted by law, and unless we consent in writing to the selection of an alternative forum, the Eighth Judicial District Court of Clark County, Nevada, will be the sole and exclusive forum for any actions, suits or proceedings, whether civil, administrative or investigative or that assert any claim or counterclaim (i) brought in our name or right or on our behalf, (ii) asserting a claim for breach of any fiduciary duty owed by any of our directors, officers, employees or agents to us or our stockholders, (iii) arising or asserting a claim arising pursuant to any provision of Nevada Revised Statutes (“NRS”), Chapters 78 or 92A or any provision of our articles of incorporation or our bylaws or (iv) asserting a claim governed by the internal affairs doctrine. Our bylaws further provide that, in the event that the Eighth Judicial District Court of Clark County, Nevada does not have jurisdiction over any such action, suit or proceeding, then any other state district court located in the State of Nevada will be the sole and exclusive forum therefor and in the event that no state district court in the State of Nevada has jurisdiction over any such action, suit or proceeding, then a federal court located within the State of Nevada will be the sole and exclusive forum therefor. Application of the choice of forum provisions may be limited in some instances by law. Section 27 of the Exchange Act establishes exclusive federal jurisdiction over all suits brought to enforce any duty or liability created by the Exchange Act or the rules and regulations thereunder. In addition, Section 22 of the Securities Act provides that federal and state courts have concurrent jurisdiction over lawsuits brought to enforce any duty or liability created by the Securities Act or the rules and regulations thereunder. To the extent our bylaws restrict the courts in which claims arising under the federal securities laws may be brought, there is uncertainty as to whether a court would enforce such a provision and we note that our stockholders will not be deemed to have waived our compliance with the federal securities laws and the rules and regulations thereunder.
Although we believe these provisions benefit us by providing increased consistency in the application of Nevada law in the types of lawsuits to which they apply, these provisions may have the effect of increasing the costs to bring a claim and limiting a stockholder’s ability to bring a claim in a judicial forum that it finds favorable for disputes with us or our directors and officers, which may discourage lawsuits against us or our directors and officers. The enforceability of similar choice of forum provisions in other companies’ articles of incorporation and bylaws has been challenged in legal proceedings, and it is possible that, in connection with any applicable action brought against us, a court could find the choice of forum provisions contained in our bylaws to be inapplicable or unenforceable in such action. If a court were to find the choice of forum provisions contained in our bylaws to be inapplicable or unenforceable in an action, we may incur additional costs associated with resolving such action in other jurisdictions, which could adversely affect our business, financial condition or results of operations.
Item 2. Unregistered Sales of Equity Securities and Use of Proceeds
There was no stock repurchase activity during the three months ended March 31, 2021.
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

4.1
Supplemental Indenture, dated as of January 5, 2021, by and among Scientific Games International, Inc., as issuer, SGI Lottery LLC and the other guarantors party thereto and Deutsche Bank Trust Company Americas, as trustee, relating to the Indenture, dated as of July 1, 2020, as amended and supplemented, relating to the 8.625% Senior Unsecured Notes due 2025 (incorporated by reference to Exhibit 4.48 to Scientific Games Corporation’s Annual Report on Form 10-K for the year ended December 31, 2020).

10.1
Amended and Restated Employment Agreement, dated as of February 5, 2021 (effective as of June 1, 2021), by and between Scientific Games Corporation and Barry Cottle (incorporated by reference to Exhibit 10.52 to Scientific Games Corporation’s Annual Report on Form 10-K for the year ended December 31, 2020).*

10.2	Amendment to Employment Agreement, dated as of February 23, 2021, by and between Scientific Games Corporation and Michael Winterscheidt.*(†)

31.1	Certification of the Chief Executive Officer of Scientific Games Corporation pursuant to Rule 13a-14(a), as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002. (†)

31.2	Certification of the Chief Financial Officer of Scientific Games Corporation pursuant to Rule 13a-14(a), as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002. (†)

32.1
Certification of the Chief Executive Officer of Scientific Games Corporation pursuant to Rule 13a-14(b) and 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.**

32.2
Certification of the Chief Financial Officer of Scientific Games Corporation pursuant to Rule 13a-14(b) and 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.**

99.1
Terms and Conditions of Equity Awards to Key Employees under the Scientific Games Corporation 2003 Incentive Compensation Plan (Amended and Restated June 12, 2019) (for awards granted on or after March 2021).*(†)

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

SCIENTIFIC GAMES CORPORATION
(Registrant)

		By:	/s/ Michael C. Eklund
		Name:	Michael C. Eklund
		Title:	Executive Vice President, Chief Financial Officer, Treasurer and Corporate Secretary

		By:	/s/ Michael F. Winterscheidt
		Name:	Michael F. Winterscheidt
		Title:	Senior Vice President and Chief Accounting Officer
Dated:	May 10, 2021