Form 10-Q
period 2021-06-30
SCIENTIFIC GAMES CORP
filed 2021-08-09
CIK 750004

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549
FORM 10-Q
 ☒ QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the quarterly period ended June 30, 2021
OR
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

The registrant has the following number of shares outstanding of each of the registrant’s classes of common stock as of August 4, 2021:
Common Stock: 96,369,658

SCIENTIFIC GAMES CORPORATION AND SUBSIDIARIES
INDEX TO FINANCIAL AND OTHER INFORMATION
THREE AND SIX MONTHS ENDED JUNE 30, 2021

Glossary of Terms
The following terms or acronyms used in this Quarterly Report on Form 10-Q are defined below:
Term or Acronym	Definition
2020 10-K	2020 Annual Report on Form 10-K filed with the SEC on March 1, 2021
2025 Secured Notes	5.000% senior secured notes due 2025 issued by SGI
2026 Secured Euro Notes	3.375% senior secured notes due 2026 issued by SGI
2026 Unsecured Euro Notes	5.500% senior unsecured notes due 2026 issued by SGI
2025 Unsecured Notes	8.625% senior unsecured notes due 2025 issued by SGI
2026 Unsecured Notes	8.250% senior unsecured notes due 2026 issued by SGI
2028 Unsecured Notes	7.000% senior unsecured notes due 2028 issued by SGI
2029 Unsecured Notes	7.250% senior unsecured notes due 2029 issued by SGI
AEBITDA	Adjusted EBITDA, our performance measure of profit or loss for our business segments
ASC	Accounting Standards Codification
ASU	Accounting Standards Update
COVID-19	Coronavirus disease first identified in 2019 (declared a pandemic by the World Health Organization on March 11, 2020)
D&A	depreciation, amortization and impairments (excluding goodwill)
Exchange Act	Securities Exchange Act of 1934, as amended
FASB	Financial Accounting Standards Board
FOBT	Fixed odds betting terminal
KPIs	Key Performance Indicators
LBO	licensed betting office
LIBOR	London Interbank Offered Rate
Note	a note in the Notes to Condensed Consolidated Financial Statements in this Quarterly Report on Form 10-Q, unless otherwise indicated
POS	percentage of retail sales
Participation	with respect to our Gaming business, refers to gaming machines provided to customers through service or leasing arrangements in which we earn revenues and are paid based on: (1) a percentage of the amount wagered less payouts; (2) fixed daily-fees; (3) a percentage of the amount wagered; or (4) a combination of (2) and (3), and with respect to our Lottery business, refers to a contract or arrangement in which we earn revenues and are paid based on a percentage of retail sales
R&D	research and development
RMG	real-money gaming
RSU	restricted stock unit
SEC	Securities and Exchange Commission
Secured Notes	refers to the 2025 Secured Notes and 2026 Secured Euro Notes, collectively
Senior Notes	the Secured Notes and the Unsecured Notes
SciPlay Revolver	$150 million revolving credit facility agreement entered into by SciPlay Holding Company, LLC, a subsidiary of SciPlay Corporation, that matures in May 2024
SG&A	selling, general and administrative
SGC	Scientific Games Corporation
SGI	Scientific Games International, Inc., a wholly-owned subsidiary of SGC
Shufflers	various models of automatic card shufflers, deck checkers and roulette chip sorters
SportCast	SportCast Pty, Limited
Unsecured Notes	refers to the 2026 Unsecured Euro Notes, 2026 Unsecured Notes, 2028 Unsecured Notes and 2029 Unsecured Notes, collectively
U.S. GAAP	accounting principles generally accepted in the U.S.
U.S. jurisdictions	the 50 states in the U.S. plus the District of Columbia, U.S. Virgin Islands and Puerto Rico
FOBT recovery	recovery from customers of U.K. value-added tax charged on FOBTs
VGT	video gaming terminal
VLT	video lottery terminal
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
•risks relating to our continuing strategic review and proposed acquisition of public SciPlay equity, including lack of assurance that the review will result in the consummation of any transaction, on any particular timetable or at all, that the review will yield additional value or that the review will not adversely impact our business, financial results, results of operations, cash flows or stock price;
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

PART I. FINANCIAL INFORMATION
Item 1. Condensed Consolidated Financial Statements
SCIENTIFIC GAMES CORPORATION AND SUBSIDIARIES
CONSOLIDATED STATEMENTS OF OPERATIONS
(Unaudited, in millions, except per share amounts)

	Three Months Ended June 30,		Six Months Ended June 30,
	2021	2020	2021	2020
Revenue:
Services	$551	$322	$1,014	$744
Product sales	155	84	259	252
Instant products	174	133	336	268
Total revenue	880	539	1,609	1,264
Operating expenses:
Cost of services(1)	151	126	290	256
Cost of product sales(1)	75	69	125	160
Cost of instant products(1)	77	62	154	135
Selling, general and administrative	205	151	391	349
Research and development	54	31	106	82
Depreciation, amortization and impairments	123	140	246	278
Goodwill impairment	—	—	—	54
Restructuring and other	32	16	53	38
Operating income (loss)	163	(56)	244	(88)
Other (expense) income:
Interest expense	(119)	(124)	(240)	(248)
Earnings (loss) from equity investments	14	(3)	23	(5)
(Loss) gain on remeasurement of debt	(7)	(12)	18	(2)
Other income (expense), net(2)	70	(1)	70	(4)
Total other expense, net	(42)	(140)	(129)	(259)
Net income (loss) before income taxes	121	(196)	115	(347)
Income tax expense	(8)	(2)	(11)	(6)
Net income (loss)	113	(198)	104	(353)
Less: Net income attributable to noncontrolling interest	4	5	10	9
Net income (loss) attributable to SGC	$109	$(203)	$94	$(362)
Basic and diluted net income (loss) attributable to SGC per share:
Basic	$1.13	$(2.15)	$0.98	$(3.85)
Diluted	$1.10	$(2.15)	$0.97	$(3.85)

Weighted average number of shares used in per share calculations:
Basic shares	96	95	96	94
Diluted shares	99	95	97	94

(1) Excludes D&A.
(2) Includes $63 million gain for the three and six months ended June 30, 2021, related to the SportCast acquisition transaction.
See accompanying notes to condensed consolidated financial statements.

SCIENTIFIC GAMES CORPORATION AND SUBSIDIARIES
CONSOLIDATED STATEMENTS OF COMPREHENSIVE INCOME (LOSS)
(Unaudited, in millions)

	Three Months Ended June 30,		Six Months Ended June 30,
	2021	2020	2021	2020
Net income (loss)	$113	$(198)	$104	$(353)
Other comprehensive gain (loss):
Foreign currency translation gain (loss), net of tax	7	61	11	(22)
Pension and post-retirement (loss) gain, net of tax	—	(1)	(1)	1
Derivative financial instruments unrealized gain (loss), net of tax	4	2	9	(14)
Total other comprehensive gain (loss)	11	62	19	(35)
Total comprehensive gain (loss)	124	(136)	123	(388)
Less: comprehensive income attributable to noncontrolling interest	4	5	10	9
Comprehensive income (loss) attributable to SGC	$120	$(141)	$113	$(397)

See accompanying notes to condensed consolidated financial statements.

SCIENTIFIC GAMES CORPORATION AND SUBSIDIARIES
CONSOLIDATED BALANCE SHEETS
(Unaudited, in millions, except par value)

	As of
	June 30, 2021	December 31, 2020
ASSETS
Current assets:
Cash and cash equivalents	$932	$1,016
Restricted cash	51	117
Receivables, net of allowance for credit losses $67 and $81, respectively	636	616
Inventories	184	191
Prepaid expenses, deposits and other current assets	214	241
Total current assets	2,017	2,181
Non-current assets:
Restricted cash	10	10
Receivables, net of allowance for credit losses $2 and $5, respectively	20	20
Property and equipment, net	391	415
Operating lease right-of-use assets	92	94
Goodwill	3,356	3,292
Intangible assets, net	1,217	1,299
Software, net	215	227
Equity investments	252	262
Other assets	192	184
Total assets	$7,762	$7,984

LIABILITIES AND STOCKHOLDERS’ DEFICIT
Current liabilities:
Current portion of long-term debt	$44	$44
Accounts payable	178	203
Accrued liabilities	558	586
Total current liabilities	780	833
Deferred income taxes	88	79
Operating lease liabilities	73	77
Other long-term liabilities	216	260
Long-term debt, excluding current portion	8,975	9,259
Total liabilities	10,132	10,508
Commitments and contingencies (Note 16)
Stockholders’ deficit:
Common stock, par value $0.001 per share: 199 shares authorized; 113 shares issued and 96 and 95 shares outstanding, respectively	1	1
Additional paid-in capital	1,299	1,268
Accumulated loss	(3,435)	(3,529)
Treasury stock, at cost, 17 shares	(175)	(175)
Accumulated other comprehensive loss	(199)	(218)
Total SGC stockholders’ deficit	(2,509)	(2,653)
Noncontrolling interest	139	129
Total stockholders’ deficit	(2,370)	(2,524)
Total liabilities and stockholders’ deficit	$7,762	$7,984

See accompanying notes to condensed consolidated financial statements.

SCIENTIFIC GAMES CORPORATION AND SUBSIDIARIES
CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS
(Unaudited, in millions)

	Six Months Ended June 30,
	2021	2020
Cash flows from operating activities:
Net income (loss)	$104	$(353)
Adjustments to reconcile net income (loss) to cash provided by operating activities	234	460
Changes in working capital accounts, net of effect of acquisitions	(71)	57
Changes in deferred income taxes and other	5	8
Net cash provided by operating activities	272	172
Cash flows from investing activities:
Capital expenditures	(103)	(92)
Acquisitions of businesses, net of cash acquired	(9)	(13)
Distributions from equity method investments, net of additions	7	(1)
Proceeds from sale of assets and other	7	22
Net cash used in investing activities	(98)	(84)
Cash flows from financing activities:
Borrowings under SGI revolving credit facility	—	530
Repayments under SGI revolving credit facility	(250)	(90)
Payments on long-term debt	(21)	(20)
Payments of debt issuance and deferred financing costs	—	(1)
Payments on license obligations	(29)	(15)
Taxes paid related to net share settlement of equity awards and other	(24)	(2)
Net cash (used in) provided by financing activities	(324)	402
Effect of exchange rate changes on cash, cash equivalents and restricted cash	—	(1)
(Decrease) increase in cash, cash equivalents and restricted cash	(150)	489
Cash, cash equivalents and restricted cash, beginning of period	1,143	375
Cash, cash equivalents and restricted cash, end of period	$993	$864

Supplemental cash flow information:
Cash paid for interest	$229	$224
Income taxes paid	13	7
Distributed earnings from equity investments	15	13
Supplemental non-cash transactions:
Non-cash interest expense	$12	$11
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
Strategic Review Update
On June 29, 2021, we announced that the Company, with the support of its Board of Directors, completed the strategic review and intends to divest our Lottery and Sports Betting (component of our Digital business segment) operations creating a path to significantly de-lever and position the Company for enhanced growth. We are currently evaluating strategic alternatives to execute the divestitures for each business, respectively, including an initial public offering (“IPO”) or a combination with a special purpose acquisition company (“SPAC”), or a sale or a strategic combination with another business.
On July 15, 2021, we submitted a proposal to SciPlay’s board of directors to acquire all the outstanding equity interest in SciPlay not already owned by us (approximately 19%) in alignment with the strategy developed as part of the strategic review described above. Our offer to all SciPlay shareholders (other than SGMS and our subsidiaries) is that they will receive 0.250 shares of our common stock for each share of SciPlay Class A common stock they own. The transaction is subject to the negotiation and execution of a mutually acceptable merger agreement.
There can be no assurances that our evaluation of strategic alternatives for our Lottery and Sports Betting businesses or for the acquisition of the remaining equity interest in SciPlay will result in any transactions or other actions and execution of these transactions is subject to significant market, operational and other uncertainties. As such, the Lottery and Sports Betting portions of the Company do not meet held-for sale criteria set forth under ASC 360 and ASC 205 as of June 30, 2021.
Impact of COVID-19
As more fully described in the “Description of the Business and Summary of Significant Accounting Policies - Impact of COVID-19” in Note 1 of our 2020 10-K, COVID-19 disruptions continue to impact our results of operations and particularly our Gaming business segment operations. Although most gaming establishments have reopened globally and while some have begun operating at full capacity, many gaming operations have yet to return to pre-COVID levels. The current state reflects continued fluctuations in infection rates and regulations for various regions along with ongoing domestic and international travel restrictions or warnings, social distancing measures, reduced operating capacity and an overall economic and general uncertainty regarding the magnitude and length of time that these disruptions will continue. These circumstances may change in the future and such changes could be material. We continue to assess the situation jurisdiction by jurisdiction, actively managing our cash flows and continuing to evaluate additional measures that may reduce operating costs and conserve cash to preserve liquidity as we execute on our strategic initiatives.

As of June 30, 2021, our total available liquidity (excluding our SciPlay business segment) was $984 million, which included $353 million of undrawn availability under SGI’s revolving credit facility. In July 2021, we made a voluntary payment of $150 million on SGI’s revolving credit facility.
Significant Accounting Policies
There have been no changes to our significant accounting policies described within the Notes of our 2020 10-K.
Computation of Basic and Diluted Net Income (Loss) Per Share
Basic and diluted net income per share for the three and six months ended June 30, 2021 were computed by dividing net income attributable to SGC by the weighted average number of shares outstanding, and the weighted average number of shares outstanding adjusted to give effect to all potentially dilutive securities using the treasury stock method, respectively.
Basic and diluted net loss per share were the same for the three and six months ended June 30, 2020 as all common stock equivalents during those periods would be anti-dilutive. We excluded 1 million and 4 million of stock options and RSUs from the diluted weighted-average common shares outstanding for the three and six months ended June 30, 2020, respectively.
SportCast Acquisition
In August of 2020, we obtained a one-year option agreement to acquire SportCast Pty, Limited (the “SportCast Option”), a privately held sports betting content and player engagement technology and platform supplier. We accounted for the SportCast Option by electing a measurement alternative to measure this equity investment at cost, less impairment given lack of readily determinable fair value in accordance with ASC Topic 321. In May 2021, we exercised the SportCast Option and completed an acquisition of SportCast (the “SportCast Acquisition”), which expanded our portfolio of sports betting technology, services and content of our Digital business segment.
We accounted for this acquisition using the acquisition method of accounting allocating the total consideration transferred to acquired tangible and intangible assets and assumed liabilities based on estimated fair values. The fair value determination of the SportCast Option, the acquired assets and assumed liabilities requires significant judgments and estimates. The estimated fair values of the SportCast Option, acquired assets, assumed liabilities and resulting goodwill are subject to adjustment as we finalize our purchase price accounting.
The total consideration transferred was $81 million primarily consisting of $7 million in cash and $63 million in fair value of the SportCast Option. This resulted in a $63 million gain recorded in the Other income (expense), net line item in our consolidated statements of operations for the three and six-months ended June 30, 2021 due to the increase in fair value of the SportCast Option. The fair value of the Sportscast Option has been preliminarily determined using an income approach method and level 3 inputs in the hierarchy as established by ASC 820. The discount rate used in the valuation analysis was 15%.
The preliminary allocation of the purchase price (expected to be finalized by the end of 2021) resulted in $26 million allocated to intangible assets primarily consisting of technology and customer relationship and $61 million allocated to goodwill. The factors contributing to the recognition of acquisition goodwill are based on customer offering diversification, expected synergies, assembled workforce and other strategic benefits. None of the resultant goodwill is expected to be deductible for income tax purposes.
Subsequent Period Acquisitions
On July 2, 2021, SciPlay acquired privately held Koukoi Oy (“Koukoi”), a developer and operator of casual mobile games for approximately $5 million in cash consideration. The acquisition allows SciPlay to expand its casual games portfolio.
In August of 2021, we acquired privately held Lightning Box Games (Lightning Box), iGaming content studio for approximately $40 million in cash consideration and up to an additional $30 million in contingent consideration. The acquisition allows our Digital business segment to expand our iGaming content portfolio.
We are in the process of completing the preliminary purchase price accounting for these acquisitions and expect that a substantial portion of the purchase price will be allocated to acquired intellectual property, customer relationship and goodwill.
The revenue and earnings associated with all of the above acquisitions are not significant to our consolidated financial statements.
New Accounting Guidance - Not Yet Adopted
The FASB issued ASU No. 2020-04 and subsequently ASU No. 2021-01, Reference Rate Reform (Topic 848) in March 2020 and January 2021, respectively. The new guidance provides optional expedients and exceptions for applying U.S.

GAAP to contract modifications and hedging relationships, including derivative instruments impacted by changes in the interest rates used for discounting cash flows for computing variable margin settlements, subject to meeting certain criteria, that reference LIBOR or other reference rates expected to be discontinued, in 2022 or potentially 2023 (pending possible extension). The ASUs establish certain contract modification principles that entities can apply in other areas that may be affected by reference rate reform and certain elective hedge accounting expedients and exceptions. The ASUs may be applied prospectively. Based on our preliminary assessment completed to date, we do not expect the adoption of this guidance to have a significant impact on our consolidated financial statements.
We do not expect that any other recently issued accounting guidance will have a significant effect on our consolidated financial statements.
(2) Revenue Recognition
The following table disaggregates revenues by type within each of our business segments:

	Three Months Ended June 30,		Six Months Ended June 30,
	2021	2020	2021	2020
Gaming
Gaming operations(1)	$181	$16	$294	$135
Gaming machine sales	100	53	155	145
Gaming systems	52	17	94	72
Table products	34	5	68	57
Total	$367	$91	$611	$409

Lottery
Instant products	$175	$133	$337	$269
Lottery systems	91	76	177	152
Total	$266	$209	$514	$421

SciPlay
Mobile	$136	$144	$269	$245
Web and other	18	22	36	39
Total	$154	$166	$305	$284

Digital
Sports and platform	$38	$26	$71	$64
Gaming and other	55	47	108	86
Total	$93	$73	$179	$150

(1) Gaming operations revenue for the three and six months ended June 30, 2021 benefited from $38 million and $44 million U.K. FOBT recovery received from certain U.K. customers related to a 2020 U.K. court ruling associated with overcharging of value-added tax for gaming operators that consequently reduced our net gaming revenues related to these customers and arrangements.

The amount of rental income revenue that is outside the scope of ASC 606 was $119 million and $182 million for the three and six months ended June 30, 2021, respectively, and $12 million and $86 million for the three and six months ended June 30, 2020, respectively.
Contract Liabilities and Other Disclosures
The following table summarizes the activity in our contract liabilities for the reporting period:

Six Months Ended June 30,
2021
Contract liability balance, beginning of period(1)	$89
Liabilities recognized during the period	47
Amounts recognized in revenue from beginning balance	(43)
Contract liability balance, end of period(1)	$93
(1) Contract liabilities are included within Accrued liabilities and Other long-term liabilities in our consolidated balance sheets.

The timing of revenue recognition, billings and cash collections results in billed receivables, unbilled receivables (contract assets), and customer advances and deposits (contract liabilities) on our consolidated balance sheets. Other than contracts with customers with financing arrangements exceeding 12 months, revenue recognition is generally proximal to conversion to cash, except for Lottery instant products sold under percentage of retail sales contracts. Revenue is recognized for such contracts upon delivery to our customers, while conversion to cash is based on the retail sale of the underlying tickets to end consumers. As a result, revenue recognition under ASC 606 does not approximate conversion to cash for such contracts in any periods presented. Total revenue recognized under such contracts for the three and six months ended June 30, 2021 was $31 million and $50 million, respectively, and $21 million and $40 million for the three and six months ended June 30, 2020, respectively. The following table summarizes our balances in these accounts for the periods indicated (other than contract liabilities disclosed above):

	Receivables	Contract Assets(1)
Beginning of period balance	$636	$127
End of period balance, June 30, 2021	656	113

(1) Contract assets are included primarily within Prepaid expenses, deposits and other current assets in our consolidated balance sheets.
As of June 30, 2021, we did not have material unsatisfied performance obligations for contracts expected to be long-term or contracts for which we recognize revenue at an amount other than for which we have the right to invoice for goods or services delivered or performed.
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
In evaluating financial performance, our Chief Operating Decision Maker focuses on AEBITDA as management’s segment measure of profit or loss, which is described in Note 2 in our 2020 10-K. The accounting policies of our business segments are the same as those described within the Notes in our 2020 10-K. The following tables present our segment information:

	Three Months Ended June 30, 2021
	Gaming	Lottery	SciPlay	Digital	Unallocated and Reconciling Items(1)	Total
Total revenue	$367	$266	$154	$93	$—	$880
AEBITDA	196	138	48	31	(30)	$383
Reconciling items to consolidated net income before income taxes:
D&A	(72)	(14)	(4)	(26)	(7)	(123)
Restructuring and other	(3)	(1)	(1)	—	(27)	(32)
EBITDA from equity investments					(24)	(24)
Earnings from equity investments					14	14
Interest expense					(119)	(119)
Loss on remeasurement of debt					(7)	(7)
Other income, net					70	70
Stock-based compensation					(41)	(41)
Net income before income taxes						$121
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

	Six Months Ended June 30, 2021
	Gaming	Lottery	SciPlay	Digital	Unallocated and Reconciling Items(1)	Total
Total revenue	$611	$514	$305	$179	$—	$1,609
AEBITDA	304	257	94	60	(62)	$653
Reconciling items to consolidated net income before income taxes:
D&A	(147)	(28)	(7)	(50)	(14)	(246)
Restructuring and other	(6)	(1)	(1)	(1)	(44)	(53)
EBITDA from equity investments					(44)	(44)
Earnings from equity investments					23	23
Interest expense					(240)	(240)
Gain on remeasurement of debt					18	18
Other income, net					68	68
Stock-based compensation					(64)	(64)
Net income before income taxes						$115
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
(4) Restructuring and other
Restructuring and other includes charges or expenses attributable to: (i) employee severance; (ii) management restructuring and related costs; (iii) restructuring and integration; (iv) cost savings initiatives; (v) major litigation; and (vi) acquisition and disposition related costs and other unusual items. The following table summarizes pre-tax restructuring and other costs for the periods presented:

	Three Months Ended June 30,		Six Months Ended June 30,
	2021	2020	2021	2020
Employee severance and related(1)	$1	$12	$2	$30
Restructuring, integration and other(2)	31	4	51	8
Total	$32	$16	$53	$38

(1) The three and six months ended June 30, 2020 includes $10 million and $24 million, respectively, in severance and other benefits granted to employees as a result of COVID-19 related austerity measures.

(2) The three and six months ended June 30, 2021 largely includes cost associated with strategic and business optimization initiatives (see the Strategic Review section in Note 1).
(5) Receivables, Allowance for Credit Losses and Credit Quality of Receivables
Receivables
The following table summarizes the components of current and long-term receivables, net:

	As of
	June 30, 2021	December 31, 2020
Current:
Receivables	$703	$697
Allowance for credit losses	(67)	(81)
Current receivables, net	636	616
Long-term:
Receivables	22	25
Allowance for credit losses	(2)	(5)
Long-term receivables, net	20	20
Total receivables, net	$656	$636
Allowance for Credit Losses
We manage our receivable portfolios using both geography and delinquency as key credit quality indicators. The following summarizes geographical delinquencies of total receivables, net:

	As of
	June 30, 2021	Balances over 90 days past due	December 31, 2020	Balances over 90 days past due
Receivables:
U.S. and Canada	$478	$81	$443	$88
International	247	60	279	52
Total receivables	725	141	722	140

Receivables allowance:
U.S. and Canada	(26)	(11)	(43)	(26)
International	(43)	(24)	(43)	(24)
Total receivables allowance	(69)	(35)	(86)	(50)
Receivables, net	$656	$106	$636	$90

Account balances are charged against the allowances after all internal and external collection efforts have been exhausted and the potential for recovery is considered remote.
The activity in our allowance for receivable credit losses for each of the three and six months ended June 30, 2021 and 2020 is as follows:

	2021			2020
	Total	U.S. and Canada	International	Total
Beginning allowance for credit losses(1)	$(86)	$(43)	$(43)	$(42)
Provision	—	—	—	(28)
Charge-offs and recoveries	2	1	1	—
Allowance for credit losses as of March 31	(84)	(42)	(42)	(70)
Provision	(2)	(1)	(1)	(12)
Charge-offs	17	17	—	—
Allowance for credit losses as of June 30	$(69)	$(26)	$(43)	$(82)

(1) Reflects $6 million related to implementation of ASC 326 for the 2020 beginning balance.

At June 30, 2021, 16% of our total receivables, net, were past due by over 90 days compared to 14% at December 31, 2020.

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

	As of June 30, 2021
	Total	Current or Not Yet Due	Balances Over 90 days Past Due
Receivables	119	$45	$74
Allowance for credit losses	(52)	(19)	(33)
Receivables, net	$67	$26	$41

We increased our allowance for credit losses by $12 million and $40 million for the three and six months ended June 30, 2020, respectively. These increases were primarily related to Gaming customers in LATAM (which transact with both domestic and international subsidiaries) as those customers were particularly affected by COVID-19 closures of gaming operations establishments with COVID-related closures lasting longer than in other geographic regions. We did not have material credit losses during the first half of 2021. We continuously review receivables and as information concerning credit quality arise, reassess our expectations of future losses and record an incremental reserve if warranted at that time. Our current allowance for credit losses represents our current expectation of credit losses; however future expectations could change as the ultimate impact of the COVID-19 disruption remains uncertain, particularly as to the financial stability of our customers during and after the COVID-19 disruption period.
The fair value of receivables is estimated by discounting expected future cash flows using current interest rates at which similar loans would be made to borrowers with similar credit ratings and remaining maturities. As of June 30, 2021 and December 31, 2020, the fair value of receivables, net, approximated the carrying value due to contractual terms of receivables generally being less than 24 months.
(6) Inventories
Inventories consisted of the following:

	As of
	June 30, 2021	December 31, 2020
Parts and work-in-process	$102	$122
Finished goods	82	69
Total inventories	$184	$191

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
During the three and six months ended June 30, 2020, we recorded $21 million and $30 million, respectively, in inventory valuation charges related to inventory in our Gaming business segment. The charges were a result of: (1) leadership’s strategic plan to condense the amount of legacy platforms we will continue to service and support as we roll out new products and (2) the rapid demand reduction largely as a result of the COVID-19 disruptions and continued closures in the LATAM region. For additional information regarding our inventory valuation charges, see Note 7 in our 2020 10-K.
(7) Property and Equipment, net
Property and equipment, net consisted of the following:

	As of
	June 30, 2021	December 31, 2020
Land	$15	$15
Buildings and leasehold improvements	131	132
Gaming and lottery machinery and equipment	1,035	1,026
Furniture and fixtures	31	32
Construction in progress	56	43
Other property and equipment	281	277
Less: accumulated depreciation	(1,158)	(1,110)
Total property and equipment, net	$391	$415
Depreciation expense is excluded from Cost of services, Cost of product sales, Cost of instant products and Other operating expenses and is separately presented within D&A.

	Three Months Ended June 30,		Six Months Ended June 30,
	2021	2020	2021	2020
Depreciation expense	$39	$46	$79	$90
(8) Intangible Assets, net and Goodwill
Intangible Assets, net
The following tables present certain information regarding our intangible assets as of June 30, 2021 and December 31, 2020:

	As of
	June 30, 2021			December 31, 2020
	Gross Carrying Value	Accumulated Amortization	Net Balance	Gross Carrying Value	Accumulated Amortization	Net Balance
Amortizable intangible assets:
Customer relationships	$1,117	$(525)	$592	$1,108	$(478)	$630
Intellectual property	977	(679)	298	958	(648)	310
Licenses	557	(424)	133	558	(405)	153
Brand names	127	(92)	35	128	(86)	42
Trade names	118	(48)	70	117	(42)	75
Patents and other	22	(14)	8	24	(16)	8
	2,918	(1,782)	1,136	2,893	(1,675)	1,218
Non-amortizable intangible assets:
Trade names	83	(2)	81	83	(2)	81
Total intangible assets	$3,001	$(1,784)	$1,217	$2,976	$(1,677)	$1,299
The following reflects intangible amortization expense included within D&A:

	Three Months Ended June 30,		Six Months Ended June 30,
	2021	2020	2021	2020
Amortization expense	$57	$63	$113	$128
The table below reconciles the change in the carrying value of goodwill by business segment for the period from December 31, 2020 to June 30, 2021.

	Gaming(1)	Lottery(2)	SciPlay	Digital	Totals
Balance as of December 31, 2020	$2,425	$353	$124	$390	$3,292
Acquired goodwill	—	—	—	61	61
Foreign currency adjustments	—	—	—	3	3
Balance as of June 30, 2021	$2,425	$353	$124	$454	$3,356

(1) Accumulated goodwill impairment charges for the Gaming segment as of June 30, 2021 were $989 million.
(2) Accumulated goodwill impairment charges for the Lottery segment as of June 30, 2021 were $137 million.
(9) Software, net
Software, net consisted of the following:

	As of
	June 30, 2021	December 31, 2020
Software	$1,221	$1,197
Accumulated amortization	(1,006)	(970)
Software, net	$215	$227
The following reflects amortization of software included within D&A:

	Three Months Ended June 30,		Six Months Ended June 30,
	2021	2020	2021	2020
Amortization expense	$27	$31	$54	$60

(10) Equity Investments

Equity investments totaled $252 million and $262 million as of June 30, 2021 and December 31, 2020, respectively. We received distributions and dividends totaling $33 million and $13 million during the six months ended June 30, 2021 and 2020, respectively.
(11) Long-Term and Other Debt
Outstanding Debt and Finance Leases
The following table reflects our outstanding debt (in order of priority and maturity):

	As of
	June 30, 2021					December 31, 2020
	Final Maturity	Rate(s)	Face value	Unamortized debt discount/premium and deferred financing costs, net	Book value	Book value
Senior Secured Credit Facilities:
SGI Revolver	2024	variable	$285	$—	$285	$535
SGI Term Loan B-5	2024	variable	4,039	(42)	3,997	4,012
SciPlay Revolver	2024	variable	—	—	—	—
SGI Senior Notes:
2025 Secured Notes(1)	2025	5.000%	1,250	(12)	1,238	1,237
2026 Secured Euro Notes(2)	2026	3.375%	386	(4)	382	395
2025 Unsecured Notes	2025	8.625%	550	(7)	543	542
2026 Unsecured Euro Notes(2)	2026	5.500%	297	(3)	294	303
2026 Unsecured Notes	2026	8.250%	1,100	(11)	1,089	1,088
2028 Unsecured Notes	2028	7.000%	700	(9)	691	691
2029 Unsecured Notes	2029	7.250%	500	(6)	494	493
Finance lease obligations as of June 30, 2021 payable monthly through 2023 and other(3)	2023	4.217%	6	—	6	7
Total long-term debt outstanding			$9,113	$(94)	$9,019	$9,303
Less: current portion of long-term debt					(44)	(44)
Long-term debt, excluding current portion					$8,975	$9,259
Fair value of debt(4)			$9,399

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

(2) We designated a portion of our 2026 Secured Euro Notes as a net investment non-derivative hedge of our investments in certain of our international subsidiaries that use the Euro as their functional currency in order to reduce the volatility in our operating results caused by the change in foreign currency exchange rates of the Euro relative to the U.S. Dollar (see Note 12 for additional information). The total change in the face value of the 2026 Secured Euro Notes and 2026 Unsecured Euro Notes due to changes in foreign currency exchange rates since the issuance was a reduction of $29 million, of which a $7 million loss and a $18 million gain were recognized on remeasurement of debt in the Consolidated Statements of Operations for the three and six months ended June 30, 2021, respectively.

(3) Includes $6 million related to certain revenue transactions presented as debt in accordance with ASC 470.
(4) Fair value of our fixed rate and variable interest rate debt is classified within Level 2 in the fair value hierarchy and has been calculated based on the quoted market prices of our securities.

We were in compliance with the financial covenants under all debt agreements as of June 30, 2021 (for information regarding our financial covenants of all debt agreements, see Notes 1 and 15 in our 2020 10-K).
Subsequent to June 30, 2021, we amended our Credit Agreement to provide for additional flexibility on executing the recently announced strategic transactions, including among other items: (a) extended the time period for conversion of securities into cash for purposes of satisfying the 75% minimum cash proceeds requirement from 180- to 365 days for proceeds received from the intended disposition of our Sports Betting business (“the Disposition Transaction”), (b) amend the basket for non-cash consideration received in connection with a permitted disposition, (c) permit any capital stock received as consideration in the Disposition Transactions and (d) require that at least 25% of the net cash proceeds received from the Disposition Transactions will be used to prepay outstanding term loans within ten business days of the Disposition Transactions.
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
Derivative Financial Instruments
As of June 30, 2021, we held the following derivative instruments that were accounted for pursuant to ASC 815:
Interest Rate Swap Contracts
We currently use interest rate swap contracts as described below to mitigate gains or losses associated with the change in expected cash flows due to fluctuations in interest rates on our variable rate debt.
In February 2018, we entered into interest rate swap contracts to hedge a portion of our interest expense associated with our variable rate debt to effectively fix the interest rate that we pay. These interest rate swap contracts are designated as cash flow hedges under ASC 815. We pay interest at a weighted-average fixed rate of 2.4418% and receive interest at a variable rate equal to one-month LIBOR. The total notional amount of interest rate swaps outstanding was $800 million as of June 30, 2021. These hedges mature in February 2022.
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
The following table shows the Gain (loss) and Interest expense recognized on our interest rate swap contracts:

	Three Months Ended June 30,		Six Months Ended June 30,
	2021	2020	2021	2020
Gain (loss) recorded in accumulated other comprehensive loss, net of tax	$4	$2	$9	$(14)
Interest expense recorded related to interest rate swap contracts	4	4	9	6

We do not expect to reclassify material amounts from Accumulated other comprehensive loss to interest expense in the next twelve months.
The following table shows the effect of interest rate swap contracts designated as cash flow hedges on the consolidated statements of operations:

	Three Months Ended June 30,		Six Months Ended June 30,
	2021	2020	2021	2020
	Interest expense		Interest expense
Total interest expense which reflects the effects of cash flow hedges	$(119)	$(124)	$(240)	$(248)
Hedged item	(4)	(5)	(9)	(10)
Derivative designated as hedging instrument	—	1	—	4
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
The following table shows the fair value of our hedges:

		As of
	Balance Sheet Line Item	June 30, 2021	December 31, 2020
Interest rate swaps (1)(3)	Accrued liabilities/Other liabilities	$13	$22
Cross-currency interest rate swaps (2)(3)	Other assets	27	14
(1) Gains of $4 million and $9 million for the three and six months ended June 30, 2021, respectively, are reflected in Derivative financial instrument unrealized gain (loss) in Other comprehensive gain (loss).

(2) A loss of $8 million and a gain of $13 million for the three and six months ended June 30, 2021, respectively, are reflected in Foreign currency translation gain (loss) in Other comprehensive gain (loss).

(3) The inputs used to measure the fair value of our interest rate swap contracts are categorized as Level 2 in the fair value hierarchy.
Net Investment Non-derivative Hedge — 2026 Secured Euro Notes
For the second quarter of 2021, we designated $117 million of our 2026 Secured Euro Notes as a net investment non-derivative hedge of our investments in certain of our international subsidiaries that use the Euro as their functional currency in order to reduce the volatility in our results caused by the changes in foreign currency exchange rates of the Euro relative to the U.S. Dollar.
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
Contingent acquisition consideration liabilities as of June 30, 2021 are $16 million, of which $15 million is included in Accrued liabilities with the remainder included in Other long-term liabilities. Contingent acquisition consideration liabilities as of December 31, 2020 were $13 million, of which $11 million was included in Accrued liabilities with the remaining balance included in Other long-term liabilities.
(13) Stockholders’ Deficit
Changes in Stockholders’ Deficit
The following tables present certain information regarding our stockholders’ deficit as of June 30, 2021 and June 30, 2020:

	Six Months Ended June 30, 2021
	Common Stock	Additional Paid in Capital	Accumulated Loss	Treasury Stock	Accumulated Other Comprehensive Loss	Noncontrolling Interest	Total
January 1, 2021	$1	$1,268	$(3,529)	$(175)	$(218)	$129	$(2,524)
Vesting of RSUs, net of tax withholdings and other	—	(13)	—	—	—	—	(13)
Stock-based compensation	—	17	—	—	—	—	17
Net loss	—	—	(15)	—	—	6	(9)
Other comprehensive gain	—	—	—	—	8	—	8
March 31, 2021	$1	$1,272	$(3,544)	$(175)	$(210)	$135	$(2,521)
Vesting of RSUs, net of tax withholdings and other	—	(4)	—	—	—	—	(4)
Stock-based compensation	—	31	—	—	—	—	31
Net income	—	—	109	—	—	4	113
Other comprehensive gain	—	—	—	—	11	—	11
June 30, 2021	$1	$1,299	$(3,435)	$(175)	$(199)	$139	$(2,370)

	Six Months Ended June 30, 2020
	Common Stock	Additional Paid in Capital	Accumulated Loss	Treasury Stock	Accumulated Other Comprehensive Loss	Noncontrolling Interest	Total
January 1, 2020	$1	$1,208	$(2,954)	$(175)	$(292)	$104	$(2,108)
Vesting of RSUs, net of tax withholdings and other	—	(1)	—	—	—	—	(1)
Stock-based compensation	—	9	—	—	—	—	9
Net loss	—	—	(159)	—	—	4	(155)
Other comprehensive loss	—	—	—	—	(97)	—	(97)
Impact of ASC 326 adoption	—	—	(6)	—	—	—	$(6)
March 31, 2020	$1	$1,216	$(3,119)	$(175)	$(389)	$108	$(2,358)
Vesting of RSUs, net of tax withholdings and other	—	1	—	—	—	—	1
Stock-based compensation	—	13	—	—	—	1	14
Net loss	—	—	(203)	—	—	5	(198)
Other comprehensive loss	—	—	—	—	62	—	62
June 30, 2020	$1	$1,230	$(3,322)	$(175)	$(327)	$114	$(2,479)
Stock Based Compensation
The following reflects total stock-based compensation expense recognized under all programs:

	Three Months Ended June 30,		Six Months Ended June 30,
	2021	2020	2021	2020
Related to SGC stock options	$15	$1	$21	$2
Related to SGC RSUs	23	8	38	17
Related to SciPlay RSUs	3	5	5	5
Total(1)	$41	$14	$64	$24

(1) The increase in SGC stock based compensation expense for both periods is related to the acceleration of the expense as a result of attainment of certain targets for some of our directors coupled with the new equity awards issued at a higher fair value given the increase in our stock price compared to the prior period.

Restricted Stock Units
A summary of the changes in RSUs outstanding under our equity-based compensation plans during the six months ended June 30, 2021 is presented below:

	Number of Restricted Stock Units	Weighted Average Grant Date Fair Value
Unvested RSUs as of December 31, 2020	3.3	$19.07
Granted	1.0	$52.62
Vested	(1.3)	$23.13
Cancelled	(0.1)	$17.08
Unvested RSUs as of June 30, 2021	2.9	$28.92
The weighted-average grant date fair value of RSUs granted during the six months ended June 30, 2021 and 2020 was $52.62 and $10.44, respectively. The fair value of each RSU grant is based on the market value of our common stock at the time of grant. At June 30, 2021, we had $70 million of unrecognized stock-based compensation expense relating to unvested RSUs that will be amortized over a weighted-average period of approximately two years. The fair value at vesting date of RSUs vested during the six months ended June 30, 2021 and 2020 was $62.1 million and $7.8 million, respectively.
(14) Income Taxes
We consider new evidence (both positive and negative) at each reporting date that could affect our view of the future realization of deferred tax assets. Based upon the evaluation of all available evidence, and considering the projected U.S. pre-tax losses for 2021, we maintain a valuation allowance for certain of our U.S. operations as of June 30, 2021. We also maintain other valuation allowances for certain non-U.S. jurisdictions with cumulative losses.
Our effective income tax rates were 7% and 10% for the three and six months ended June 30, 2021, respectively, and (2)% for both of the three and six months ended June 30, 2020, and were determined using an estimated annual effective tax rate after considering any discrete items for such periods. Our effective tax rate differs from the U.S. statutory rate of 21% primarily due to the aforementioned valuation allowance against certain of our U.S. and foreign net deferred tax assets. We recorded an overall tax expense in all periods due to pre-tax earnings in jurisdictions without valuation allowances, including our 19% noncontrolling interest in SciPlay. Additionally, our rate is impacted by an unfavorable adjustment for the legacy U.K. Gaming reporting unit goodwill impairment of $54 million recorded in the first quarter of 2020, which was not deductible for tax purposes.
As discussed in Note 1, the COVID-19 disruptions significantly impacted certain segments of our business during 2020 and through the first half of 2021. We considered the COVID-19 disruptions in our ability to realize deferred tax assets in the future and determined that such conditions did not change our overall valuation allowance positions. Additionally, we continue to monitor and evaluate the tax implications resulting from any existing and forthcoming legislation passed in response to COVID-19 in the federal, state, and foreign jurisdictions where we have an income tax presence.
(15) Leases
Our total operating lease expense for the three and six months ended June 30, 2021 and 2020 were $8 million and $16 million, respectively. The total amount of variable and short-term lease payments was immaterial for all periods presented.
Supplemental balance sheet and cash flow information related to operating leases is as follows:

	As of
	June 30, 2021	December 31, 2020
Operating lease right-of-use assets(1)	$92	$94
Accrued liabilities	27	26
Operating lease liabilities	73	77
Total operating lease liabilities	$100	$103
Cash paid for amounts included in the measurement of lease liabilities:
Operating cash flows for operating leases for the six-month periods ended June 30, 2021 and 2020, respectively	$16	$15
Weighted average remaining lease term, units in years	5	5
Weighted average discount rate	5%	5%

Lease liability maturities:

	Remainder of 2021	2022	2023	2024	2025	Thereafter	Less Imputed Interest	Total
Operating leases	$16	$27	$23	$19	$12	$15	$(12)	$100

As of June 30, 2021, we did not have material additional operating leases that have not yet commenced.
(16) Litigation
We are involved in various legal proceedings, which are described in Note 21 within our 2020 10-K. There have been no material changes to these matters since the 2020 10-K was filed with the SEC on March 1, 2021, except as described below.
We record an accrual for legal contingencies when it is both probable that a liability has been incurred and the amount or range of the loss can be reasonably estimated (although, as discussed below, there may be an exposure to loss in excess of the accrued liability). We evaluate our accruals for legal contingencies at least quarterly and, as appropriate, establish new accruals or adjust existing accruals to reflect (1) the facts and circumstances known to us at the time, including information regarding negotiations, settlements, rulings and other relevant events and developments, (2) the advice and analyses of counsel and (3) the assumptions and judgment of management. Legal costs associated with our legal proceedings are expensed as incurred. We had accrued liabilities of $11 million and $3 million for all of our legal matters that were contingencies as of June 30, 2021 and December 31, 2020, respectively.
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
Washington State Matter
On April 17, 2018, a plaintiff, Sheryl Fife, filed a putative class action complaint, Fife v. Scientific Games Corporation, against SGC in the United States District Court for the Western District of Washington. The plaintiff seeks to represent a putative class of all persons in the State of Washington who purchased and allegedly lost virtual coins playing SGC’s online social casino games, including but not limited to Jackpot Party® Casino and Gold Fish® Casino. The complaint asserts claims for alleged violations of Washington’s Recovery of Money Lost at Gambling Act, Washington’s consumer protection statute, and for unjust enrichment, and seeks unspecified money damages (including treble damages as appropriate), the award of reasonable attorneys’ fees and costs, pre- and post-judgment interest, and injunctive and/or declaratory relief. On July 2, 2018, SGC filed a motion to dismiss the plaintiff’s complaint with prejudice, which the trial court denied on December 18, 2018. SGC filed its answer to the putative class action complaint on January 18, 2019. On August 24, 2020, the trial court granted plaintiff’s motion for leave to amend her complaint and to substitute a new plaintiff, Donna Reed, for the initial plaintiff, and re-captioned the matter Reed v. Scientific Games Corporation. On August 25, 2020, the plaintiff filed a first amended complaint against SGC, asserting the same claims, and seeking the same relief, as the complaint filed by Sheryl Fife. On September 8, 2020, SGC filed a motion to compel arbitration of plaintiff’s claims and to dismiss the action, or, in the alternative, to transfer the action to the United States District Court for the District of Nevada. On April 9, 2021, the plaintiff filed a motion to certify the putative class and for a preliminary injunction. On April 26, 2021, the district court stayed the lawsuit, pending its ruling on SGC’s motion to compel arbitration of plaintiff’s claims and to dismiss the action, or, in the alternative, to transfer the action to the United States District Court for the District of Nevada. On June 17, 2021, the district court denied that motion, and on June 23, 2021, SGC filed a notice of appeal from the district court’s denial of that motion, and also filed a motion to stay all district court proceedings, pending the appeals court’s ruling on the Company’s arbitration appeal. We are currently unable to determine the likelihood of an outcome or estimate a range of reasonably possible loss.
Casino Queen Matter
On April 2, 2021, Casino Queen, Inc. and Casino Queen Marquette, Inc. filed a putative class action complaint in the United States District Court for the Northern District of Illinois against SGC, Bally Technologies, Inc. and SG Gaming, f/k/a Bally Gaming, Inc. In the complaint, the plaintiffs assert federal antitrust claims arising from the defendants’ procurement of particular U.S. patents. The plaintiffs allege that the defendants used those patents to create an allegedly illegal monopoly in the market for automatic card shufflers sold or leased in the United States. The plaintiffs seek to represent a putative class of all persons and entities that directly purchased or leased automatic card shufflers within the United States from the defendants, or any predecessor, subsidiary, or affiliate thereof, at any time between April 1, 2009, and the present. The complaint seeks unspecified money damages, which the complaint asks the court to treble, the award of plaintiffs’ costs of suit, including attorneys’ fees, and the award of pre-judgment and post-judgment interest. On June 11, 2021, the defendants filed a motion to dismiss plaintiffs’ complaint. We are currently unable to determine the likelihood of an outcome or estimate a range of reasonably possible losses, if any. We believe that the claims in the lawsuit are without merit, and intend to vigorously defend against them.
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
In June 1999, Ecosalud filed a collection proceeding against SGI to enforce the liquidation resolution and recover the claimed damages. In May 2013, the Tribunal denied SGI’s merit defenses to the collection proceeding and issued an order of payment of approximately 90 billion Colombian pesos, or approximately $30.2 million, plus default interest (potentially accrued since 1994 at a 12% statutory interest rate). SGI filed an appeal to the Council of State, and on December 10, 2020, the Council of State issued a ruling affirming the Tribunal’s decision. On December 16, 2020, SGI filed a motion for clarification of the Council of State’s ruling, which the Council of State denied on April 15, 2021. On April 22, 2021, SGI filed a motion for reconsideration relating to that decision.
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
SciPlay IPO Matter (New York)
On or about October 14, 2019, the Police Retirement System of St. Louis filed a putative class action complaint in New York state court against SciPlay, certain of its executives and directors, and SciPlay’s underwriters with respect to its IPO (the “PRS Action”). The complaint was amended on November 18, 2019. The plaintiff seeks to represent a class of all persons or entities who acquired Class A common stock of SciPlay pursuant and/or traceable to the Registration Statement filed and issued in connection with the SciPlay IPO, which commenced on or about May 3, 2019. The complaint asserts claims for alleged violations of Sections 11 and 15 of the Securities Act, 15 U.S.C. § 77, and seeks certification of the putative class; compensatory damages of at least $146 million, and the award of the plaintiff’s and the class’s reasonable costs and expenses incurred in the action. On or about December 9, 2019, Hongwei Li filed a putative class action complaint in New York state court asserting substantively similar causes of action under the Securities Act of 1933 and substantially similar factual allegations as those alleged in the PRS Action (the “Li Action”). On December 18, 2019, the New York state court entered a stipulated order consolidating the PRS Action and the Li Action into a single lawsuit. On December 23, 2019, the defendants moved to dismiss the consolidated action. On August 28, 2020, the court issued an oral ruling granting in part and denying in part the defendants’ motion to dismiss. On December 14, 2020, plaintiffs in the consolidated action filed a motion to certify the putative class. On May 12, 2021, the parties in the consolidated action reached an agreement in principle to settle the consolidated action and so informed the New York court, which stayed non-settlement related proceedings in the consolidated action, pending finalization of the settlement in principle.
SciPlay IPO Matter (Nevada)
On or about November 4, 2019, plaintiff John Good filed a putative class action complaint in Nevada state court against SciPlay, certain of its executives and directors, SGC, and SciPlay’s underwriters with respect to the SciPlay IPO. The plaintiff seeks to represent a class of all persons who purchased Class A common stock of SciPlay in or traceable to the SciPlay IPO that it completed on or about May 7, 2019. The complaint asserts claims for alleged violations of Sections 11 and 15 of the Securities Act, 15 U.S.C. § 77, and seeks certification of the putative class; compensatory damages, and the award of the plaintiff’s and the class’s reasonable costs and expenses incurred in the action. On February 27, 2020, the trial court entered a stipulated order that, among other things, stayed the lawsuit pending entry of an order resolving the motion to dismiss that was pending in the SciPlay IPO matter in New York state court. On September 29, 2020, the trial court entered a stipulated order that extended the stay pending a ruling on class certification in the SciPlay IPO matter in New York state court. On May 12, 2021, the parties in the Nevada lawsuit reached an agreement in principle to settle the lawsuit and so informed the Nevada court, which stayed non-settlement related proceedings in the lawsuit, pending finalization of the settlement in principle.
Based on our assessment under ASC 410 and ASC 450 and consideration of the SciPlay IPO matters pending in New York and Nevada described above, we determined that both loss and insurance proceeds loss recovery, which we believe is recoverable under our insurance policy, are deemed probable and reasonably estimable. As a result, we recorded approximately $8 million in Accrued liabilities and Prepaid expenses and other current assets as of June 30, 2021, with no material impact on our statement of operations income for the three and six-month periods ended June 30, 2021.
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
Recent Events
Strategic Review Update
On June 29, 2021, we announced that the Company with the support of its Board of Directors completed the strategic review, which (1) reaffirmed the strategy to become a content-led growth company with a particular focus on digital markets; and (2) intends to divest our Lottery and Sports Betting (component of our Digital business segment) operations (“referred herein as businesses”) creating the path to significantly de-lever and position the Company for enhanced growth. We are currently evaluating strategic alternatives to execute the divestitures for each business, respectively, including IPO or a combination with SPAC, or a sale or a strategic combination with another business.
Additionally, as described in Note 1, on July 15, 2021, we submitted a proposal to SciPlay’s board of directors to acquire the remaining 19% equity interest in SciPlay that we do not currently own in an all-stock transaction, following which SciPlay would become a wholly-owned subsidiary of Scientific Games. This proposed transaction is part of our strategic review described above and a step forward on the recently announced strategy to become a content-led growth company with a particular focus on digital markets that we believe will unlock the value of our products and technologies.
There can be no assurances that our evaluation of strategic alternatives for our Lottery and Sports Betting businesses or for the acquisition of the remaining equity interest in SciPlay will result in any transactions or other actions and execution of these transactions is subject to market, operational and other uncertainties.
Impacts of COVID-19
As more fully described in the “Description of the Business and Summary of Significant Accounting Policies - Impact of COVID-19” in Note 1 of our 2020 10-K, COVID-19 disruptions continue to impact our results of operations and particularly our Gaming business segment operations. Although most gaming establishments have reopened globally and some have begun operating at full capacity, many gaming operations have yet to return to pre-COVID levels. The current state reflects continued fluctuations in infection rates and regulations for various regions along with ongoing domestic and international travel restrictions or warnings, social distancing measures, reduced operating capacity and an overall economic and general uncertainty regarding the magnitude and length of time that these disruptions will continue. These circumstances may change in the future and such changes could be material. We continue to assess the situation jurisdiction by jurisdiction, actively managing our cash flows and continuing to evaluate additional measures that may reduce operating costs and conserve cash to preserve liquidity as we execute on our strategic initiatives.
Impact on Business Operations and Financial Results

Throughout 2020 and the first half of 2021, the Gaming business segment was especially impacted by the COVID-19 disruptions due to the widespread closures of gaming operation establishments and restricted reopening of a substantial number of gaming operation establishments coupled with global economic uncertainty. Many of these closures and restrictions have been lifted with some gaming operation establishments removing all restrictions, thereby allowing full capacity operations along with other businesses which have begun to see more activity given the expansion of capacity limits, increased travel, and distribution of vaccines during the second quarter of 2021. Additionally, we noted that the U.S. and U.K. markets have rebounded which has had a notable impact on our Gaming operations primarily due to the lifting of restrictions and further elevated by consumer pent up demand from prior periods resulting in higher gross gaming revenues. Additionally, Gaming operations revenue for the three and six months ended June 30, 2021 benefited from the FOBT recovery as described in the Consolidated Results section below. However, the future impact of the COVID-19 pandemic remains uncertain. We continue to monitor the global supply chain constraints along with the labor shortages on a macro level caused by COVID-19, which have negatively impacted the hospitality and leisure industries, including gaming.
For more information on the effects that COVID-19 has had on each of our business segments, refer to “Item 7. Management’s Discussion and Analysis of Financial Condition and Results of Operations - Impact on Business Operations and Financial Results” and Note 1 of our 2020 10-K.
Impact on Liquidity
Our only financial maintenance covenant (excluding SciPlay’s Revolver) is contained in SGI’s credit agreement. For information regarding the impact on liquidity and other requirements, please refer to the “Description of the Business and Summary of Significant Accounting Policies” in Note 1 and “Item 7 Management’s Discussion and Analysis of Financial Condition and Results of Operations” under the “Business Overview” along with the “Liquidity, Capital Resources and Working Capital” sections of our 2020 10-K. In July 2021, we made a voluntary payment of $150 million on SGI’s revolving credit facility.
Subsequent to June 30, 2021, we amended our Credit Agreement to provide for additional flexibility on executing the recently announced strategic transactions, more fully described in Note 11.
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

	Three Months Ended June 30,				Six Months Ended June 30,
	2021		2020		2021		2020
($ in millions)	Revenue	% Consolidated Revenue	Revenue	% Consolidated Revenue	Revenue	% Consolidated Revenue	Revenue	% Consolidated Revenue
Foreign Currency:
British Pound Sterling	$121	14%	$60	11%	$192	12%	$145	11%
Euro	57	6%	46	9%	109	7%	109	9%

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
CONSOLIDATED RESULTS

	Three Months Ended June 30,		Variance		Six Months Ended June 30,		Variance
($ in millions)	2021	2020	2021 vs. 2020		2021	2020	2021 vs. 2020
Total revenue	$880	$539	$341	63%	$1,609	$1,264	$345	27%
Total operating expenses	717	595	122	21%	1,365	1,352	13	1%
Operating income (loss)	163	(56)	219	391%	244	(88)	332	377%
Net income (loss) before income taxes	121	(196)	317	162%	115	(347)	462	133%
Net income (loss)	113	(198)	311	157%	104	(353)	457	129%
Net income (loss) attributable to SGC	$109	$(203)	$312	154%	$94	$(362)	$456	126%

Revenue

Consolidated Revenue by Business Segment
(in millions)

Three Months Ended June 30, 2021 and 2020	Six Months Ended June 30, 2021 and 2020
As described in the “Recent Events – Impact of COVID-19” section above, our total revenue, primarily revenues for the Gaming business segment, were significantly impacted in both of the prior year periods. Although these business disruptions continued to adversely impact our Gaming revenue in the first half of 2021, the re-opening of venues, lifting of restrictions, increased travel, and distribution of vaccines along with pent up consumer demand have caused businesses to see more activity and thereby have helped drive the three and six-month improvement during the second quarter of 2021.
Lottery revenue increased above pre-COVID operation levels in 2021 for both periods, primarily due to the rebound of lottery operations globally, coupled with the positive impact of two mega jackpots in the first half of 2021.
Digital Gaming revenues increased for both periods primarily due to growth in iGaming and Sports offerings in the U.S. market as iGaming is live in three U.S. states with a 25% market share and 26 Sportsbooks are live with 20 new deployments planned before the end of the year.
SciPlay revenue decreased for the three-month period as a result of declining paying player engagement largely due to the easing of stay-at-home measures compared to the height of COVID-19 prevention measures in the prior year. Revenues increased for the six-month period due to elevated player engagement from continued COVID-19 prevention measures during the first quarter of 2021 compared to limited COVID-19 prevention measures for most of the first quarter of 2020 in addition to the introduction of new content and features resulting in increased paying player interaction.
Given the impact of the COVID-19 pandemic on the prior year period, we also present below certain sequential comparisons to the quarter ended March 31, 2021, in order to provide additional context for our results of operations. During the three months ended June 30, 2021, total revenue, compared to the three months ended March 31, 2021, increased from $729 million to $880 million, representing a 21% increase, primarily driven by higher Gaming business segment revenue and particularly higher Gaming operations revenue as a result of the market rebound for land based gaming establishments due to the re-opening of venues and lifting of restrictions, as described above. Additionally, Gaming operations revenue for the three and six months ended June 30, 2021 benefited from $38 million and $44 million, respectively, due to the U.K. FOBT recovery received from certain U.K. customers. The FOBT recovery is related to a 2020 U.K. court ruling, associated with overcharging of value-added tax for previous services rendered to gaming operators and consequently reduced our net gaming revenue related to these customers and arrangements.
Operating Expenses

	Three Months Ended June 30,		Variance		Six Months Ended June 30,		Variance
($ in millions)	2021	2020	2021 vs. 2020		2021	2020	2021 vs. 2020
Operating expenses:
Cost of services	$151	$126	$25	20%	$290	$256	$34	13%
Cost of product sales	75	69	6	9%	125	160	(35)	(22)%
Cost of instant products	77	62	15	24%	154	135	19	14%
SG&A	205	151	54	36%	391	349	42	12%
R&D	54	31	23	74%	106	82	24	29%
D&A	123	140	(17)	(12)%	246	278	(32)	(12)%
Goodwill impairment	—	—	—	—	—	54	(54)	100%
Restructuring and other	32	16	16	100%	53	38	15	39%
Total operating expenses	$717	$595	$122	21%	$1,365	$1,352	$13	1%
Cost of Revenue
Total cost of revenue for both periods increased as a direct result of higher revenue due to the global economy beginning to recover as easing of restrictions continues. The increases in total cost of revenue for the three and six-month periods were partially offset by the prior year periods including $15 million and $24 million, respectively, in higher Gaming cost of product inventory valuation charges for excess and obsolete inventory.
SG&A
SG&A increased in both periods primarily due to (1) higher stock-based compensation expenses of $27 million and $40 million, respectively, primarily driven by the acceleration of the expense as a result of attainment of certain targets for some of our directors coupled with the new equity awards issued at a higher fair value given the increase in our stock price compared to the prior period and (2) prior year comparable periods reflecting lower operating costs as a result of the temporary austerity measures implemented to reduce costs during the COVID-19 disruptions. The increases in SG&A were partially offset by the prior year three and six-month periods including $10 million and $38 million, respectively, in higher Gaming business segment allowance for credit loss charges that reflected credit deterioration and credit weakness specifically in our Latin America receivables portfolio due to the COVID-19 disruptions.
R&D
R&D increased in both periods primarily due to higher salaries and benefits compared to the prior year periods reflecting lower operating costs as a result of the temporary austerity measures implemented to reduce costs during the COVID-19 disruptions.
D&A
The decrease in D&A for both periods is primarily due to certain gaming equipment, intangible assets and software primarily associated with historical acquisitions becoming fully depreciated and amortized in the prior year period.
Goodwill Impairment
Goodwill impairment recorded during the prior year six-month period was related to our legacy U.K. Gaming reporting unit.
Restructuring and Other
The increase in restructuring and other in both periods is primarily due to charges related to announced strategic initiatives in the current year associated with our intent to monetize our Lottery and Sports betting businesses and to a lesser extent business optimization initiatives implementation costs primarily associated with efficiency programs, partially offset by higher COVID-19 business disruption charges in the prior year periods.
Other Factors Affecting Net Income (Loss) Attributable to SGC

	Three Months Ended June 30,		Six Months Ended June 30,		Factor Affecting Net Income (Loss) Attributable to SGC
(in millions)	2021	2020	2021	2020	2021 vs. 2020
Earnings (loss) from equity investments	$14	$(3)	$23	$(5)
Higher earnings from equity investments in the current year periods are primarily due to pent up demand from consumers and improved performance of our equity investments as lockdowns and restrictions were lifted.

(Loss) gain on remeasurement of debt	$(7)	$(12)	$18	$(2)	Losses and gains are attributable to remeasurement of the 2026 Secured Euro Notes and 2026 Unsecured Euro Notes and reflect changes in the Euro vs. the U.S. Dollar foreign exchange rates between the periods. 83% of our Euro Notes were not treated as a net investment hedge in the second quarter of 2021 compared to 82% in the second quarter of 2020.
Other income (expense), net	$70	$(1)	$70	$(4)	2021 periods include $63 million gain associated with the SportCast Acquisition through the exercise of the SportCast Option (see Note 1).
See “Business Segments Results” below for a more detailed explanation of the significant changes in our components of revenue within the individual segment results of operations.
BUSINESS SEGMENTS RESULTS (for the three and six months ended June 30, 2021 compared to the three and six months ended June 30, 2020)
GAMING
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
Current Year Update
See the “Business Overview – Recent Events – Impact of COVID-19” section above for a description of the COVID-19 impact on our Gaming business segment, which continued to have an overall adverse effect on our results of operations and cash flows in the first half of 2021, and is expected to continue into the third quarter of 2021 and potentially beyond as social distancing measures, which are slowly being rolled back, continue to be enforced in certain jurisdictions. In the near term, we expect to see an increase in the demand for our Gaming products as the easing of restrictions continues and gaming operators slowly return to pre-COVID levels. See also “Description of the Business and Summary of Significant Accounting Policies - Impact of COVID-19” in Note 1 of our 2020 10-K.
Results of Operations and KPIs

Three and Six Months Ended June 30, 2021 and 2020

Revenue

	Three Months Ended June 30,		Variance		Six Months Ended June 30,		Variance
($ in millions)	2021	2020	2021 vs. 2020		2021	2020	2021 vs. 2020
Revenue:
Gaming operations	$181	$16	$165	1,031%	$294	$135	$159	118%
Machine sales	100	53	47	89%	155	145	10	7%
Systems	52	17	35	206%	94	72	22	31%
Table products	34	5	29	580%	68	57	11	19%
Total revenue	$367	$91	$276	303%	$611	$409	$202	49%

F/X impact on revenue	$10	$(1)	$11	(1,100)%	$12	$(2)	$14	(700)%

Gaming KPIs:
U.S. and Canada units:
Installed base at period end	29,965	30,324	(359)	(1)%	29,965	30,324	(359)	(1)%
Average daily revenue per unit	$44.58	$4.45	$40.13	902%	$40.50	$18.17	$22.33	123%

International units(1):
Installed base at period end	31,412	34,333	(2,921)	(9)%	31,412	34,333	(2,921)	(9)%
Average daily revenue per unit	$8.44	$0.83	$7.61	917%	$5.76	$4.53	$1.23	27%

Gaming machine unit sales:
U.S. and Canada new unit shipments	3,221	1,431	1,790	125%	5,164	4,321	843	20%
International new unit shipments	1,751	2,917	(1,166)	(40)%	2,407	4,920	(2,513)	(51)%
Total new unit shipments	4,972	4,348	624	14%	7,571	9,241	(1,670)	(18)%
Average sales price per new unit	$17,048	$11,137	$5,911	53%	$16,902	$13,644	$3,258	24%
(1) Excludes the impact of game content licensing revenue.

While we continue to see increased demand, Gaming revenue continues to be impacted by the COVID-19 disruptions, as described above, as the continuation of social distancing requirements (including reduced floor capacities, table play customer limitations and reduction of slot machines available for play) implemented in the first half of 2020 are still being enforced in certain jurisdictions. Although the restrictions are being eased, the mitigation measures are expected to continue for an indeterminate amount of time, which will continue to affect consumer behavior, and thus, we expect to continue to see the impact on our gaming segment in the third quarter of 2021 and potentially beyond.
During the three months ended June 30, 2021, Gaming revenues, compared to the three months ended March 31, 2021, increased from $244 million to $367 million representing a 50% increase, primarily driven by increased Gaming operations and Machine sales. Gaming operations revenue for the three months ended June 30, 2021 also benefited from FOBT recovery of $38 million in the U.K. as described in the Consolidated Results – Revenue section above, and machine sales increased due to higher domestic new unit shipments.
Gaming Operations
Gaming operations revenue increased for both periods primarily due to the significant impact of COVID-19 disruptions on the prior year periods and the current year three-month period including FOBT recovery of $38 million as described in the Consolidated Results – Revenue section above. During the three and six-month periods Gaming operations had 359-unit and 2,921-unit decreases in the U.S. and Canada and International ending installed base, respectively, which were offset by increases in average daily revenue per unit for the three and six-month periods of $40.13 and $22.33 for the U.S. and Canada units and $7.61 and $1.23 for the International units, respectively, which were all primarily caused by the COVID-19 disruptions in the prior year and current year recovery.
Gaming Machine Sales
Gaming machine sales revenue increased primarily due to higher sales of replacement units in the U.S and Canada along with a higher average sales price per new unit. Additionally, the impact of COVID-19 on the prior year periods as described above, resulted in lower unit shipments in the prior year periods. The following table summarizes Gaming machine sales changes:

	Three Months Ended June 30,		Variance		Six Months Ended June 30,		Variance
	2021	2020	2021 vs. 2020		2021	2020	2021 vs. 2020
U.S. and Canada unit shipments:
Replacement units	2,541	640	1,901	297%	4,164	2,384	1,780	75%
Casino opening and expansion units	680	791	(111)	(14)%	1,000	1,937	(937)	(48)%
Total unit shipments	3,221	1,431	1,790	125%	5,164	4,321	843	20%

International unit shipments:
Replacement units	—	2,532	(2,532)	(100)%	656	4,359	(3,703)	(85)%
Casino opening and expansion units	1,751	385	1,366	355%	1,751	561	1,190	212%
Total unit shipments	1,751	2,917	(1,166)	(40)%	2,407	4,920	(2,513)	(51)%

Operating Expenses and AEBITDA
Operating expenses increased in the three-month period by $34 million primarily due to a $16 million increase in cost of services associated with the increase in revenue as described above coupled with $13 million in higher SG&A costs related to Salaries and Benefits due to the austerity measures implemented in the prior year in response to the COVID-19 disruptions.
Operating expenses decreased in the six-month period by $128 million, primarily due to a number of charges in the prior year period, which did not recur in 2021. The prior year period included: (1) a $54 million goodwill impairment charge related to our U.K. Gaming unit, which was recorded during the first quarter of 2020; (2) $38 million in higher allowance for credit loss charges; (3) $24 million in inventory valuation charges to cost of products; and (4) $12 million in higher restructuring and other charges.
AEBITDA as a percentage of revenue (“AEBITDA margin”) for the three and six-month periods increased by 87 and 34 percentage points to 53% and 50%, respectively, which is primarily related to increased revenues coupled with the lower allowance for credit loss and inventory valuation charges in the current year periods as described above coupled with the three and six-month periods ended June 30, 2021 benefiting from the FOBT recovery in the U.K. of $38 million and $44 million, respectively.
AEBITDA for the three-month period ended June 30, 2021 compared to the three-month period ended March 31, 2021, increased from $108 million to $196 million primarily due to increased revenues as a result of the ongoing easing of restrictions coupled with the FOBT recovery of $38 million.
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
Results of Operations and KPIs

Three and Six Months Ended June 30, 2021 and 2020
Revenue

	Three Months Ended June 30,		Variance		Six Months Ended June 30,		Variance
($ in millions)	2021	2020	2021 vs. 2020		2021	2020	2021 vs. 2020
Revenue:
Instant products	$175	$133	$42	32%	$337	$269	$68	25%
Lottery systems	91	76	15	20%	177	152	25	16%
Total revenue	$266	$209	$57	27%	$514	$421	$93	22%

F/X impact on revenue	$5	$(2)	$7	350%	$8	$(3)	$11	(367)%
The increase in instant products and systems revenue for both periods is primarily due to the impact of COVID-19 on the prior year results coupled with the large lottery jackpots in the first half of 2021 driving both instant products sales and system increases.
Operating Expenses and AEBITDA
The increase in operating expenses for both periods is primarily due to increased cost of revenues of $28 million and $32 million, respectively, associated with higher revenues as described above coupled with $7 million and $13 million, respectively, in higher SG&A costs as the prior year period was impacted by the Company-wide austerity measures in response to the COVID-19 disruptions. The increase in AEBITDA is directly correlated with increased revenues as described above coupled with higher EBITDA from equity investments.
AEBITDA margin for the three and six-month periods increased by 6 and 8 percentage points to 52% and 50%, respectively, which is primarily driven by the higher revenue as described above, coupled with higher EBITDA from equity investments reflective of continuing recovery from COVID-19 disruptions.
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
Current Year Update
In March 2020, the World Health Organization declared the rapidly spreading COVID-19 outbreak a pandemic. In response to the COVID-19 pandemic, governments across the world have implemented measures to prevent its spread, including the temporary closure of all non-essential businesses and travel restrictions. Many of our current and potential players may have significantly more free time to play our games, however they may also experience sustained consumer unease and have lower discretionary income. While the increased player engagement we experienced during the first half of 2020 as a result of the stay-at-home measures across the U.S. has begun to recede, we are still seeing an increase in paying player engagement as compared to the pre-COVID time period in the six-months ended June 30, 2021. We are not able to predict and quantify the ultimate impact of further COVID-19 developments on our results of operations in future periods.

On July 2, 2021, SciPlay acquired privately held Koukoi, a developer and operator of casual mobile games (see Note 1), which enables SciPlay to expand its casual games portfolio.
Results of Operations and KPIs

Three and Six Months Ended June 30, 2021 and 2020
Revenue

	Three Months Ended June 30,		Variance		Six Months Ended June 30,		Variance
($ in millions)	2021	2020	2021 vs. 2020		2021	2020	2021 vs. 2020
Revenue:
Mobile	$136	$144	$(8)	(6)%	$269	$245	$24	10%
Web and other	18	22	(4)	(18)%	36	39	(3)	(8)%
Total revenue	$154	$166	$(12)	(7)%	$305	$284	$21	7%

SciPlay KPIs:
Mobile Penetration(1)	88%	87%	1pp	nm	88%	86%	2pp	nm
Average MAU(2)	6.3	8.1	(1.8)	(22)%	6.5	7.8	(1.3)	(17)%
Average DAU(3)	2.3	2.7	(0.4)	(15)%	2.4	2.7	(0.3)	(11)%
ARPDAU(4)	$0.72	$0.67	$0.05	7%	$0.70	$0.58	$0.12	21%
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
For the three-month period, revenues decreased as a result of declining paying player engagement largely due to the easing of stay-at-home measures compared to the height of COVID-19 prevention measures in the prior year.
For the six-month period, revenues increased due to elevated player engagement from continued COVID-19 prevention measures during the first quarter of 2021 compared to limited COVID-19 prevention measures for most of the first quarter of 2020 in addition to the introduction of new content and features resulting in increased paying player interaction.
The increase in mobile penetration percentage primarily reflects a continued trend of players migrating from web to mobile platforms to play our games.

Average MAU and average DAU decreased due to the turnover in users due to more efficient marketing towards potential paying players. ARPDAU increased as a function of lower average DAU for periods presented.
Operating Expenses and AEBITDA
The increase in operating expenses for the six-month period is due to increases in SG&A and R&D associated with an increase in salary and benefits costs as a result of higher headcount along with higher sales and marketing expenses driven by incremental paying customers and higher D&A from additional long-term license agreements with third parties.
AEBITDA for the three-month period decreased primarily due to the decrease in revenue as described above.
AEBITDA margin for the three-month period decreased by 5 percentage points to 31%, primarily due to the decrease in revenue as described above. AEBITDA margin for the six-month period decreased by 2 percentage points to 31% due to the increase in operating expenses driven by SG&A as described above, partially offset by the higher revenue.
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
Current Year Update
Our Digital segment revenues increased for both periods, with the six-month period being partially offset by a decrease in Sports and platform revenue primarily due to a cancellation fee of $7 million associated with certain legacy agreements that were modified in the first quarter of 2020. We continue to expand our customer base and capitalize on iGaming and sports opportunities and growth in the U.S. by leveraging our industry leading platforms, content and solutions. Currently, iGaming is live in three U.S. states with a 25% market share and 26 Sportsbooks are live with 20 new deployments planned before the end of the year. While we believe that we are well positioned and continue to successfully expand our customer base and capitalize on U.S. sports-betting markets, we expect to see increased levels of intense competition.
In May of 2021, we acquired SportCast (see Note 1), which expanded our portfolio of sports betting technology, services and content. In August of 2021, we acquired Lightning Box, which expanded our iGaming content portfolio.
Results of Operations and KPIs

Three and Six Months Ended June 30, 2021 and 2020
Revenue

	Three Months Ended June 30,		Variance		Six Months Ended June 30,		Variance
($ in millions)	2021	2020	2021 vs. 2020		2021	2020	2021 vs. 2020
Revenue:
Sports and platform	$38	$26	$12	46%	$71	$64	$7	11%
Gaming and other	55	47	8	17%	108	86	22	26%
Total revenue	$93	$73	$20	27%	$179	$150	$29	19%

F/X impact on revenue	$6	$(2)	$8	(400)%	$10	$(2)	$12	(600)%

Gaming KPI:
Wagers processed through OGS (in billions)	$18.0	$14.0	$4.0	29%	$35.0	$23.9	$11.1	46%

The increase in revenues and AEBITDA for both periods is primarily due to increased free time and stay at home measures as a result of COVID-19 disruptions coupled with higher iGaming and Sports revenue driven by continued growth and expansion in the U.S. market, which was partially offset by the cancellation fee that was recognized in the first quarter of 2020, as described above.
AEBITDA margin for the three and six-month periods increased by 6 and 5 percentage points to 33% and 34%, respectively.
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
LIQUIDITY, CAPITAL RESOURCES AND WORKING CAPITAL
Cash and Available Liquidity
As of June 30, 2021, our principal sources of liquidity, other than cash flows provided by operating activities, were cash and cash equivalents, including SciPlay cash and cash equivalents (for our SciPlay business segment), and amounts available under the SciPlay Revolver (for our SciPlay business segment).
Cash and Available Revolver Capacity

(in millions)	Cash and cash equivalents	Revolver capacity	Revolver capacity drawn or committed to letters of credit	Total
SGC (excluding SciPlay)	$631	$650	$(297)	$984
SciPlay	301	150	—	451
Total as of June 30, 2021	$932	$800	$(297)	$1,435

SGC (excluding SciPlay)	$747	$650	$(547)	$850
SciPlay	269	150	—	419
Total as of December 31, 2020	$1,016	$800	$(547)	$1,269

Total cash held by our foreign subsidiaries was $168 million and $173 million as of June 30, 2021 and December 31, 2020, respectively. We believe that substantially all cash held outside the U.S. is free from legal encumbrances or similar restrictions that would prevent it from being available to meet our global liquidity needs.
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
In addition, Lottery customers in the U.S. generally require service providers to provide performance bonds in connection with the relevant contract. As of June 30, 2021 our outstanding performance bonds totaled $265 million. Our ability to obtain performance bonds on commercially reasonable terms is subject to our financial condition and to prevailing market conditions, which may be impacted by economic and political events. Although we have not experienced difficulty in obtaining such bonds to date, we cannot assure that we will continue to be able to obtain performance bonds on commercially reasonable terms, or at all. For additional information regarding our surety or performance bonds in connection with our contracts, see “Risk Factors” under Part I, Item 1A in our 2020 10-K.
In July 2021, we made a voluntary payment of $150 million on SGI’s revolving credit facility. Refer to Recent Events Strategic Review Update section above, which if executed would create the path to significantly reduce our long-term debt.
Subsequent to June 30, 2021, we amended our Credit Agreement to provide for additional flexibility on executing the recently announced strategic transactions, more fully described in Note 11.
Cash Flow Summary

	Six Months Ended June 30,		Variance
($ in millions)	2021	2020	2021 vs. 2020
Net cash provided by operating activities	$272	$172	$100
Net cash used in investing activities	(98)	(84)	(14)
Net cash (used in) provided by financing activities	(324)	402	(726)
Effect of exchange rate changes on cash, cash equivalents and restricted cash	—	(1)	1
(Decrease) increase in cash, cash equivalents and restricted cash	$(150)	$489	$(639)
Cash Flows from Operating Activities

	Six Months Ended June 30,		Variance
($ in millions)	2021	2020	2021 vs. 2020
Net income (loss)	$104	(353)	$457
Adjustments to reconcile net income (loss) to cash provided by operating activities	234	460	(226)
Changes in working capital accounts, net of effect of acquisitions	(71)	57	(128)
Changes in deferred income taxes and other	5	8	(3)
Net cash provided by operating activities increased primarily due to a $231 million increase in earnings (after adjustments to reconcile net income (loss) to cash flows from operations) as certain restrictions due to COVID-19 have been lifted, which was partially offset by a $131 million unfavorable change in working capital accounts and other. The current year improvement includes $44 million in FOBT recovery as described in the Consolidated Results – Revenue section above, which based on its nature is not expected to recur in future periods. Changes in working capital accounts for the six months ended June 30, 2021 were primarily driven by higher billings as recovery from the COVID-19 pandemic continues to gain momentum with eased restrictions and a beginning of the return to pre-COVID levels of business, coupled with cash management and timing of expenditures.
Cash Flows from Investing Activities
Net cash used in investing activities increased primarily due to higher capital expenditures. Capital expenditures are composed of investments in systems, equipment and other assets related to contracts, property and equipment, intangible assets and software.

Cash Flows from Financing Activities
Net cash used in financing activities increased primarily due to repayments of $250 million under SGI’s revolving credit facility compared to the prior year period $440 million net draw on SGI’s revolving credit facility.
As of August 9, 2021, we have repaid a cumulative $500 million since the fourth quarter of 2020, which includes a $150 million payment that was made subsequent to June 30, 2021.
Credit Agreement and Other Debt
For additional information regarding our credit agreement and other debt, interest rate risk and interest rate hedging instruments, see Notes 15 and 16 and Item 7A “Quantitative and Qualitative Disclosures About Market Risk” in our 2020 10-K and Item 3 below.
Off-Balance Sheet Arrangements
As of June 30, 2021, we did not have any significant off-balance sheet arrangements.
Contractual Obligations
There have been no material changes to our contractual obligations disclosed under Item 7 “Management’s Discussion and Analysis of Financial Condition and Results of Operations — Liquidity, Capital Resources and Working Capital — Contractual Obligations” in our 2020 10-K, other than those related to the acquisitions completed subsequent to June 30, 2021, described in Note 1.
Item 3. Quantitative and Qualitative Disclosures about Market Risk
Market risk is the risk of loss arising from adverse changes in market rates and prices, such as interest rates, foreign exchange rates and commodity prices. The following are our primary exposures to market risks:
Interest Rate Risk
As of June 30, 2021, the face value of long-term debt was $9,113 million, including $4,324 million of variable-rate obligations. Assuming a constant outstanding balance for our variable-rate long term debt, a hypothetical 1% change in interest rates would decrease/increase interest expense by approximately $43 million. All of our interest rate sensitive financial instruments are held for other than trading purposes.
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
As of June 30, 2021, if these cross-currency interest rate swap agreements were ineffective, the fluctuations in the exchange rates between the Euro and the U.S. Dollar would impact the amount of U.S. Dollars that we would require to settle the Euro-denominated debt at maturity of these agreements. A hypothetical 10% change in the U.S. Dollar in comparison to the Euro exchange rate upon inception of the cross-currency interest rate swap would have increased/decreased our obligation to cash settle the exchanged principal portion in U.S. Dollars by approximately $46 million.
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

Fluctuations in the exchange rates between the Euro and the U.S. Dollar will impact the amount of U.S. Dollars that we will require to settle the 2026 Secured Euro Notes and 2026 Unsecured Euro Notes at maturity. A hypothetical 10% change in U.S. Dollar in comparison to the Euro as of June 30, 2021, would have increased/decreased our obligation to cash settle the principal portion of the 2026 Secured and Unsecured Euro Notes in U.S. Dollars by approximately $68 million.
For additional information regarding interest rate swap contracts, cross-currency interest rate swaps and net investment non-derivative hedges, see Note 12.
Item 4. Controls and Procedures
Under the supervision and with the participation of our management, including the Chief Executive Officer and Chief Financial Officer, we have evaluated the effectiveness of our disclosure controls and procedures as required by Exchange Act Rule 3a-15(b) as of the end of the period covered by this report. Based on that evaluation, the Chief Executive Officer and Chief Financial Officer have concluded that these disclosure controls and procedures are effective as of June 30, 2021.
There were no changes in our internal control over financial reporting during the three months ended June 30, 2021 that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.
PART II. OTHER INFORMATION
Item 1. Legal Proceedings
For a description of our legal proceedings, see Note 16 in this Quarterly Report on Form 10-Q and Note 21 in our 2020 10-K.
Item 1A. Risk Factors
There have been no material changes in our risk factors from those disclosed under Item 1A “Risk Factors” included in our 2020 10-K, except as noted below.
We are reviewing strategic alternatives for our Lottery and Sports Betting businesses and have submitted a proposal to acquire the public shares of our SciPlay business (the “Proposed SciPlay Acquisition”), but there can be no assurance that we will be successful in identifying or consummating any strategic alternatives or the Proposed SciPlay Acquisition, that strategic alternatives or the Proposed SciPlay Acquisition will yield additional value for our stockholders or that the evaluation of strategic alternatives or the Proposed SciPlay Acquisition will not adversely impact our business, financial results, results of operations, cash flows or stock price.
On June 29, 2021, we announced our intention to divest our Lottery and Sports Betting businesses. We are evaluating strategic alternatives to execute the divestitures of the Lottery and Sports Betting businesses, as applicable, including an initial public offering, a combination with a special purpose acquisition company, a sale or a strategic combination with another business. On July 15, 2021, we submitted a proposal to the board of directors of SciPlay Corporation to acquire the remaining 19% equity interest in SciPlay Corporation that we do not currently own in an all-stock transaction, following which SciPlay would become a wholly-owned subsidiary of Scientific Games. Evaluation of proposed transactions is ongoing and may not result in the consummation of any transaction, on any particular timetable or at all. Speculation regarding any developments related to the review of strategic alternatives for our Lottery and Sports Betting businesses or the Proposed SciPlay Acquisition and perceived uncertainties related to the future of such businesses or Scientific Games could cause our stock price to fluctuate significantly.
Our evaluation of strategic alternatives for our Lottery and Sports Betting businesses and the Proposed SciPlay Acquisition exposes us to a number of risks and uncertainties, including continued diversion of management’s time to the processes; the incurrence of significant expenses associated with the review and pursuit of any transaction; increased difficulties in attracting, retaining or motivating key management personnel; the potential loss of key customers, suppliers, vendors and other key business partners; the inability to obtain necessary regulatory approvals or otherwise satisfy conditions required in order to consummate any such transactions; the need to provide transition services, which may result in additional costs and the diversion of resources and focus; and exposure to potential litigation. Any of these factors could disrupt our business and could have a material adverse effect on our business, financial condition, results of operations, cash flows or stock price.
Additionally, we may not be able to realize the anticipated operational, strategic or financial benefits from a potential transaction or other strategic alternative involving our Lottery, Sports Betting and SciPlay businesses. There can be no assurance that any of the potential transactions or other strategic alternative, if identified, evaluated and consummated, will provide greater value to our stockholders than that reflected in our current stock price. Further, our board of directors may determine to suspend or terminate the evaluation of strategic alternatives for our Lottery and Sports Betting businesses or the Proposed SciPlay Acquisition at any time. Any potential transaction or other outcome of this review process is also dependent upon a number of factors that may be beyond our control, including among other factors, market conditions (including the impact of the COVID-19 pandemic), industry trends, regulatory developments, litigation and the interest of third parties in these businesses.
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
Similarly, the operation of our instant ticket printing presses and the manufacture and maintenance of our gaming machines and gaming and lottery systems are dependent upon a regular and continuous supply of raw materials and components, many of which are manufactured or produced outside of the U.S. Certain of the components we use are customized for our products. The assembly of certain of our products and other hardware is performed by third parties. Any interruption or cessation in the supply of these items or services or any material quality assurance lapse with respect thereto could materially adversely affect our ability to fulfill customer orders, results of operations, cash flows and financial condition. We may be unable to find adequate replacements for our suppliers within a reasonable time frame, on favorable commercial terms or at all. The impact of the foregoing may be magnified as we continue to seek to streamline our gaming supply chain by reducing the number of our suppliers. Further, manufacturing costs may unexpectedly increase and we may not be able to successfully recover any or all of such cost increases. Additionally, in the three-month period ended on June 30, 2021, we experienced pressures on the supply chain related to parts sourcing, which contributed to approximately $5 million of inventory obsolescence charge. Because of the use of certain shared parts in some of our gaming machines in both old and new cabinets, supply chain pressures on availability of these parts may require us to re-allocate shared parts, rendering further units obsolete if such conditions sustain for an extended period of time.
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
In our Digital sports business, we rely on providers of third party sports data feeds. During the prior year, the outbreak of COVID-19 resulted in the suspension or cancellation of the majority of sporting events, which have mostly re-commenced during the current year, however potential future cancellations could negatively impact the financial condition of our sportsbook customers, their ability to purchase development and other services, their risk of payment default, or their spending levels as they seek to reduce costs, each of which could negatively impact our Digital business revenue.
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
Although we believe these provisions benefit us by providing increased consistency in the application of Nevada law in the types of lawsuits to which they apply, these provisions may have the effect of increasing the costs to bring a claim, and limiting a stockholder’s ability to bring a claim in a judicial forum that it finds favorable for disputes with us or our directors and officers. This may discourage lawsuits against us or our directors and officers. The enforceability of similar choice of forum provisions in other companies’ articles of incorporation and bylaws has been challenged in legal proceedings, and it is possible that, in connection with any applicable action brought against us, a court could find the choice of forum provisions contained in our bylaws to be inapplicable or unenforceable in such action. If a court were to find the choice of forum provisions contained in our bylaws to be inapplicable or unenforceable in an action, we may incur additional costs associated with resolving such action in other jurisdictions, which could adversely affect our business, financial condition, or results of operations.
Item 2. Unregistered Sales of Equity Securities and Use of Proceeds
There was no stock repurchase activity during the three months ended June 30, 2021.
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

10.2	Amendment to Employment Agreement, dated as of April 27, 2021, by and between Scientific Games Corporation and Michael Winterscheidt.*(†)

10.3	Employment Agreement, dated as of August 2, 2021 (effective as of September 1, 2021), by and between Scientific Games Corporation and James Sottile.*(†)

10.4
Scientific Games Corporation Amended and Restated 2003 Incentive Compensation Plan (Amended and Restated as of June 9, 2021) (incorporated by reference to Exhibit 10.1 to Scientific Games Corporations Current Report on Form 8-K filed on June 11, 2021)*

10.5
Scientific Games Corporation Amended and Restated 2016 Employee Stock Purchase Plan (Amended and Restated as of June 9, 2021) (incorporated by reference to Exhibit 10.2 to Scientific Games Corporation’s Current Report on Form 8-K filed on June 11, 2021)*

10.6
Amendment No. 8, dated as of July 28, 2021, among Scientific Games International, Inc., as the borrower, Scientific Games Corporation, as a guarantor, the several banks and other financial institutions or entities from time to time party thereto and Bank of America, N.A., as administrative agent, collateral agent, issuing lender and swingline lender, which amended and restated the Credit Agreement, dated as of October 18, 2013 (as amended, supplemented, amended and restated or otherwise modified from time to time, including without limitation, by that certain Amendment No. 1, dated as of October 1, 2014, Amendment No. 2, dated as of February 14, 2017, Amendment No. 3, dated as of August 14, 2017, Amendment No. 4, dated as of February 14, 2018, Amendment No. 5, dated as of November 20, 2019, Amendment No. 6, dated as of May 8, 2020, and Amendment No. 7, dated as of October 8, 2020) (incorporated by reference to Exhibit 10.1 to Scientific Games Corporation's Current Report on Form 8-K filed on July 28, 2021).

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

SCIENTIFIC GAMES CORPORATION
(Registrant)

		By:	/s/ Michael C. Eklund
		Name:	Michael C. Eklund
		Title:	Executive Vice President, Chief Financial Officer, Treasurer and Corporate Secretary

		By:	/s/ Michael F. Winterscheidt
		Name:	Michael F. Winterscheidt
		Title:	Senior Vice President and Chief Accounting Officer
Dated:	August 9, 2021