Form 10-Q
period 2021-09-30
SCIENTIFIC GAMES CORP
filed 2021-11-09
CIK 750004

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549
FORM 10-Q
 ☒ QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the quarterly period ended September 30, 2021
OR
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

The registrant has the following number of shares outstanding of each of the registrant’s classes of common stock as of November 3, 2021:
Common Stock: 96,512,420

SCIENTIFIC GAMES CORPORATION AND SUBSIDIARIES
INDEX TO FINANCIAL AND OTHER INFORMATION
THREE AND NINE MONTHS ENDED SEPTEMBER 30, 2021

Glossary of Terms
The following terms or acronyms used in this Quarterly Report on Form 10-Q are defined below:
Term or Acronym	Definition
2020 10-K	2020 Annual Report on Form 10-K filed with the SEC on March 1, 2021
2025 Secured Notes	5.000% senior secured notes due 2025 issued by SGI
2026 Secured Euro Notes	3.375% senior secured notes due 2026 issued by SGI
2026 Unsecured Euro Notes	5.500% senior unsecured notes due 2026 issued by SGI
2025 Unsecured Notes	8.625% senior unsecured notes due 2025 issued by SGI
2026 Unsecured Notes	8.250% senior unsecured notes due 2026 issued by SGI
2028 Unsecured Notes	7.000% senior unsecured notes due 2028 issued by SGI
2029 Unsecured Notes	7.250% senior unsecured notes due 2029 issued by SGI
AEBITDA	Adjusted EBITDA, our performance measure of profit or loss for our business segments
ASC	Accounting Standards Codification
ASU	Accounting Standards Update
COVID-19	Coronavirus disease first identified in 2019 (declared a pandemic by the World Health Organization on March 11, 2020), the resulting pandemic and the associated impacts on the macroeconomic environment in general and our business environment specifically
D&A	depreciation, amortization and impairments (excluding goodwill)
Exchange Act	Securities Exchange Act of 1934, as amended
FASB	Financial Accounting Standards Board
FOBT	Fixed odds betting terminal
KPIs	Key Performance Indicators
LBO	licensed betting office
LIBOR	London Interbank Offered Rate
Note	a note in the Notes to Condensed Consolidated Financial Statements in this Quarterly Report on Form 10-Q, unless otherwise indicated
Participation	refers to gaming machines provided to customers through service or leasing arrangements in which we earn revenues and are paid based on: (1) a percentage of the amount wagered less payouts; (2) fixed daily-fees; (3) a percentage of the amount wagered; or (4) a combination of (2) and (3)
R&D	research and development
RMG	real-money gaming
RSU	restricted stock unit
SEC	Securities and Exchange Commission
Secured Notes	refers to the 2025 Secured Notes and 2026 Secured Euro Notes, collectively
Senior Notes	the Secured Notes and the Unsecured Notes
SciPlay Revolver	$150 million revolving credit facility agreement entered into by SciPlay Holding Company, LLC, a subsidiary of SciPlay Corporation, that matures in May 2024
SG&A	selling, general and administrative
SGC	Scientific Games Corporation
SGI	Scientific Games International, Inc., a wholly-owned subsidiary of SGC
Shufflers	various models of automatic card shufflers, deck checkers and roulette chip sorters
SportCast	SportCast Pty, Limited
Unsecured Notes	refers to the 2026 Unsecured Euro Notes, 2026 Unsecured Notes, 2028 Unsecured Notes and 2029 Unsecured Notes, collectively
U.S. GAAP	accounting principles generally accepted in the U.S.
U.S. jurisdictions	the 50 states in the U.S. plus the District of Columbia, U.S. Virgin Islands and Puerto Rico
FOBT recovery	recovery from customers of U.K. value-added tax charged on FOBTs
VGT	video gaming terminal
VLT	video lottery terminal
Intellectual Property Rights
All ® notices signify marks registered in the United States. © 2021 Scientific Games Corporation. All Rights Reserved.

The MONOPOLY name and logo, the distinctive design of the game board, the four corner squares, the MR. MONOPOLY name and character, as well as each of the distinctive elements of the board, cards, and the playing pieces are trademarks of Hasbro for its property trading game and game equipment and are used with permission. © 2021 Hasbro. All Rights Reserved. Licensed by Hasbro.

and James Bond indicia © 1962-2021 Danjaq, LLC and MGM. and all other James Bond related trademarks are trademarks of Danjaq, LLC. All Rights Reserved.

THE FLINTSTONES™ and all related characters and elements © & ™ Hanna-Barbera.

Michael Jackson™; Rights of the Publicity and Persona Rights: Triumph International, Inc. © 2021 Triumph International, Inc. Licensing Representative: Authentic Brands Group, LLC

©2021 Playboy Enterprises International, Inc. PLAYBOY, PLAYMATE, PLAYBOY BUNNY, and the Rabbit Head Design are trademarks of Playboy Enterprises International, Inc. and used under license by Scientific Games Corporation.

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
•risks relating to the pending divestitures of our Sports Betting and Lottery businesses and proposed acquisition of public SciPlay equity, including lack of assurance regarding the timing of completion of the pending and proposed transactions, that certain deferred tax assets may not be realized relative to the anticipated tax gain from the Sports Betting divestiture, that the transactions will yield additional value or will not adversely impact our business, financial results, results of operations, cash flows or stock price;
•our inability to significantly de-lever and position the Company for enhanced growth with certain net proceeds from our pending divestitures;
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

PART I. FINANCIAL INFORMATION
Item 1. Condensed Consolidated Financial Statements
SCIENTIFIC GAMES CORPORATION AND SUBSIDIARIES
CONSOLIDATED STATEMENTS OF OPERATIONS
(Unaudited, in millions, except per share amounts)

	Three Months Ended September 30,		Nine Months Ended September 30,
	2021	2020	2021	2020
Revenue:
Services	$408	$337	$1,216	$919
Product sales	131	95	356	300
Total revenue	539	432	1,572	1,219
Operating expenses:
Cost of services(1)	90	86	273	250
Cost of product sales(1)	63	66	166	197
Selling, general and administrative	164	146	502	459
Research and development	47	36	140	110
Depreciation, amortization and impairments	96	111	289	336
Goodwill impairment	—	—	—	54
Restructuring and other	45	17	96	48
Operating income (loss)	34	(30)	106	(235)
Other (expense) income:
Interest expense	(120)	(131)	(360)	(379)
Loss on debt financing transactions	—	(1)	—	(1)
Gain (loss) on remeasurement of debt	12	(24)	30	(26)
Other income (expense), net	2	2	22	(8)
Total other expense, net	(106)	(154)	(308)	(414)
Net loss from continuing operations before income taxes	(72)	(184)	(202)	(649)
Income tax benefit (expense)	172	(3)	164	(8)
Net income (loss) from continuing operations	100	(187)	(38)	(657)
Net income from discontinued operations, net of tax(2)	87	76	329	193
Net income (loss)	187	(111)	291	(464)
Less: Net income attributable to noncontrolling interest	5	6	15	15
Net income (loss) attributable to SGC	$182	$(117)	$276	$(479)

Per Share - Basic:
Net income (loss) from continuing operations	$0.99	$(2.03)	$(0.55)	$(7.14)
Net income from discontinued operations	0.90	0.80	3.43	2.05
Net income (loss) attributable to SGC	$1.89	$(1.23)	$2.88	$(5.09)

Per Share - Diluted:
Net income (loss) from continuing operations	$0.96	$(2.03)	$(0.55)	$(7.14)
Net income from discontinued operations	0.88	0.80	3.43	2.05
Net income (loss) attributable to SGC	$1.84	$(1.23)	$2.88	$(5.09)

Weighted average number of shares used in per share calculations:
Basic shares	96	95	96	94
Diluted shares	99	95	96	94

(1) Excludes D&A.
(2) Includes $63 million gain for the nine months ended September 30, 2021, related to the SportCast acquisition transaction (see Note 1).

See accompanying notes to condensed consolidated financial statements.

SCIENTIFIC GAMES CORPORATION AND SUBSIDIARIES
CONSOLIDATED STATEMENTS OF COMPREHENSIVE INCOME (LOSS)
(Unaudited, in millions)

	Three Months Ended September 30,		Nine Months Ended September 30,
	2021	2020	2021	2020
Net income (loss)	$187	$(111)	$291	$(464)

Foreign currency translation (loss) gain, net of tax	(21)	11	(20)	4
Derivative financial instruments unrealized gain (loss), net of tax	5	4	14	(10)
Other comprehensive (loss) gain from continuing operations	(16)	15	(6)	(6)
Other comprehensive (loss) gain from discontinued operations	(11)	17	(2)	3
Total comprehensive gain (loss)	160	(79)	283	(467)
Less: comprehensive income attributable to noncontrolling interest	5	6	15	15
Comprehensive income (loss) attributable to SGC	$155	$(85)	$268	$(482)

See accompanying notes to condensed consolidated financial statements.

SCIENTIFIC GAMES CORPORATION AND SUBSIDIARIES
CONSOLIDATED BALANCE SHEETS
(Unaudited, in millions, except par value)

	As of
	September 30, 2021	December 31, 2020
ASSETS
Current assets:
Cash and cash equivalents	$782	$928
Restricted cash	39	45
Receivables, net of allowance for credit losses $62 and $76, respectively	415	438
Inventories	105	119
Prepaid expenses, deposits and other current assets	105	98
Assets of businesses held for sale	475	553
Total current assets	1,921	2,181
Non-current assets:
Restricted cash	9	10
Receivables, net of allowance for credit losses $2 and $5, respectively	18	19
Property and equipment, net	218	242
Operating lease right-of-use assets	46	52
Goodwill	2,755	2,730
Intangible assets, net	974	1,088
Software, net	123	143
Other assets	357	157
Assets of businesses held for sale	1,429	1,362
Total assets	$7,850	$7,984

LIABILITIES AND STOCKHOLDERS’ DEFICIT
Current liabilities:
Current portion of long-term debt	$44	$44
Accounts payable	167	150
Accrued liabilities	382	343
Liabilities of businesses held for sale	251	295
Total current liabilities	844	832
Deferred income taxes	41	44
Operating lease liabilities	36	43
Other long-term liabilities	170	190
Long-term debt, excluding current portion	8,802	9,259
Liabilities of businesses held for sale	148	140
Total liabilities	10,041	10,508
Commitments and contingencies (Note 16)
Stockholders’ deficit:
Common stock, par value $0.001 per share: 199 shares authorized; 114 and 113 shares issued and 97 and 95 shares outstanding, respectively	1	1
Additional paid-in capital	1,318	1,268
Accumulated loss	(3,253)	(3,529)
Treasury stock, at cost, 17 shares	(175)	(175)
Accumulated other comprehensive loss	(226)	(218)
Total SGC stockholders’ deficit	(2,335)	(2,653)
Noncontrolling interest	144	129
Total stockholders’ deficit	(2,191)	(2,524)
Total liabilities and stockholders’ deficit	$7,850	$7,984

See accompanying notes to condensed consolidated financial statements.

SCIENTIFIC GAMES CORPORATION AND SUBSIDIARIES
CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS
(Unaudited, in millions)

	Nine Months Ended September 30,
	2021	2020
Cash flows from operating activities:
Net income (loss)	$291	$(464)
Less: income from discontinued operations, net of tax	(329)	(193)
Adjustments to reconcile net income (loss) from continuing operations to net cash provided by operating activities from continuing operations	358	560
Changes in working capital accounts, excluding the effects of acquisitions	51	90
Changes in deferred income taxes and other	(172)	9
Net cash provided by operating activities from continuing operations	199	2
Net cash provided by operating activities from discontinued operations	260	310
Net cash provided by operating activities	459	312
Cash flows from investing activities:
Capital expenditures	(118)	(100)
Acquisitions of businesses, net of cash acquired	(40)	(13)
Proceeds from sale of assets and other	10	22
Net cash used in investing activities from continuing operations	(148)	(91)
Net cash used in investing activities from discontinued operations	(58)	(43)
Net cash used in investing activities	(206)	(134)
Cash flows from financing activities:
Borrowings under SGI revolving credit facility	—	530
Repayments under SGI revolving credit facility	(400)	(90)
Proceeds from issuance of senior notes and term loans	—	550
Repayment of notes and term loans (including redemption premium)	—	(341)
Payments on long-term debt	(32)	(31)
Payments of debt issuance and deferred financing and offering costs	(5)	(9)
Payments on license obligations	(25)	(17)
Net redemptions of common stock under stock-based compensation plans and other	(22)	(1)
Net cash (used in) provided by financing activities from continuing operations	(484)	591
Net cash used in financing activities from discontinued operations	(8)	(4)
Net cash (used in) provided by financing activities	(492)	587
Effect of exchange rate changes on cash, cash equivalents and restricted cash	(3)	1
(Decrease) increase in cash, cash equivalents and restricted cash	(242)	766
Cash, cash equivalents and restricted cash, beginning of period	1,143	375
Cash, cash equivalents and restricted cash, end of period	901	1,141
Less: Cash, cash equivalents and restricted cash of discontinued operations	71	101
Cash, cash equivalents and restricted cash of continuing operations, end of period	$830	$1,040

Supplemental cash flow information:
Cash paid for interest	$349	$335
Income taxes paid	27	18
Distributed earnings from equity investments	15	22
Supplemental non-cash transactions:
Non-cash interest expense	$18	$16

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
On June 29, 2021, we announced our intent to divest our Lottery and Sports Betting businesses. On September 27, 2021, we announced that we had entered into a definitive agreement to sell our Sports Betting business to Endeavor Group Holdings, Inc. (“Endeavor”) in a cash and stock transaction. Under the terms of the agreement, we will receive $1 billion in cash, subject to customary working capital purchase price closing adjustments, and 7.6 million shares of Endeavor Class A common stock (valued at approximately $200 million as of the purchase agreement date). On October 27, 2021, we announced that we entered into a definitive agreement to sell our Lottery business to Brookfield Business Partners L.P. together with its institutional partners (collectively “Brookfield”) for total consideration of $6.05 billion consisting of $5.825 billion in cash and an earn-out of up to $225 million based on the achievement of certain EBITDA targets in 2022 and 2023. We expect to complete these transactions during the first half of 2022, subject to applicable regulatory approvals and customary closing conditions. Beginning in the third quarter of 2021, we have reflected these businesses as discontinued operations in our consolidated statements of operations and reflected the assets and liabilities of these businesses as held for sale in our consolidated balance sheets, for all periods presented. These businesses held for sale are included in our covenant compliance requirements until disposed of and all of their related cash flows are available to the Company without restriction. Refer to Note 2 for further information.
Retrospective reclassifications have been made to prior period financial statements and disclosures to present the Lottery and Sports Betting businesses as discontinued operations (see Note 2). Accordingly, we report our results of continuing operations in three business segments—Gaming, SciPlay and iGaming (former Digital business segment excluding Sports Betting)—representing our different products and services. Unless otherwise noted, amounts and disclosures included herein relate to our continuing operations.
On July 15, 2021, we submitted a proposal to SciPlay’s board of directors to acquire all the outstanding equity interests in SciPlay not already owned by us (approximately 19%) in alignment with the strategy developed as part of the strategic review. Under our proposal, all SciPlay shareholders (other than SGC and our subsidiaries) would receive 0.250 shares of our common stock for each share of SciPlay Class A common stock they own. The proposed transaction is subject to the approval of an independent special committee of the SciPlay board of directors, as well as the negotiation and execution of a mutually acceptable merger agreement.
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
Impact of COVID-19
As more fully described in the “Description of the Business and Summary of Significant Accounting Policies - Impact of COVID-19” in Note 1 of our 2020 10-K, COVID-19 disruptions continue to impact our results of operations and particularly certain aspects of our Gaming business segment operations. While most gaming establishments have reopened globally and have begun to operate at full capacity, there is a continued risk of future COVID-related developments impacting Gaming business segment results. We continue to see fluctuations in infection rates and regulations for various regions along with ongoing domestic and international travel restrictions or warnings, social distancing measures, reduced operating capacity and an overall economic and general uncertainty regarding the magnitude and length of time that these disruptions will continue. These circumstances may change in the future and such changes could be material. We continue to assess the situation jurisdiction by jurisdiction, actively managing our cash flows and continuing to evaluate additional measures that may reduce operating costs and conserve cash to preserve liquidity as we execute on our strategic initiatives.
As of September 30, 2021, our total available liquidity (excluding our SciPlay business segment, but including cash and cash equivalents totaling $62 million of the businesses held for sale as those are still available for our general use until a divestiture occurs) was $1,016 million, which included $503 million of undrawn availability under SGI’s revolving credit facility. In October 2021, we made a voluntary payment of $135 million on SGI’s revolving credit facility leaving the entire revolving credit facility undrawn and available.
Significant Accounting Policies
There have been no changes to our significant accounting policies described within the Notes of our 2020 10-K.
Computation of Basic and Diluted Net Income (Loss) Per Share Attributable to SGC
Basic and diluted net income (loss) per share for the three and nine months ended September 30, 2021 and 2020 were computed by dividing net loss from continuing operations and net income from discontinued operations by the weighted average number of shares outstanding.
Basic and diluted net (loss) income attributable to SGC per share were the same for the three months ended September 30, 2020 and nine months ended September 30, 2021 and 2020, respectively, as all common stock equivalents during those periods would be anti-dilutive. We excluded 2 million of stock options from the diluted weighted-average common shares outstanding for the nine months ended September 30, 2021, and 1 million and 2 million of stock options from the diluted weighted-average common shares outstanding for the three and nine months ended September 30, 2020, respectively. We excluded 3 million of RSUs from the calculation of diluted weighted-average common shares outstanding for the nine months ended September 30, 2021 and the three and nine months ended September 30, 2020, respectively.
Acquisitions
Acquisitions Related to Continuing Operations
In July of 2021, SciPlay acquired privately-held Koukoi Games Oy (“Koukoi”), a developer and operator of casual mobile games. Koukoi has been included in our SciPlay business segment.
In August of 2021, we acquired privately-held Lightning Box Games (“Lightning Box”), an iGaming content studio. Lightning Box has been included in our iGaming business segment.
In October of 2021, we signed a definitive agreement to acquire Automated Cashless Systems, Inc.’s (“ACS”) table game solution PlayOn™ (“PlayOn™”), a cashless product line that provides players with a debit solution at live table games. PlayOn™ was re-named to “Access To On Demand Money” (“AToM™”) and will be included in our Gaming business segment.
In November of 2021, we acquired Authentic Gaming, a premium provider of live casino solutions, which will be included in our iGaming business segment.
Acquisitions Related to Discontinued Operations
In August of 2020, we obtained a one-year option agreement to acquire SportCast Pty, Limited (the “SportCast Option”), a privately held sports-betting content and player engagement technology and platform supplier. We accounted for the SportCast Option by electing a measurement alternative to measure this equity investment at cost, less impairment given lack of readily determinable fair value in accordance with ASC Topic 321. In May of 2021, we exercised the SportCast Option and completed an acquisition of SportCast (the “SportCast Acquisition”), which expanded the Sports Betting business’ portfolio of sports-betting technology, services and content.
In September of 2021, we acquired Sideplay Entertainment (“Sideplay”), a digital “e-instant” content studio. Sideplay has been included in the Lottery business.

We accounted for these acquisitions using the acquisition method of accounting whereby the total purchase price was allocated to tangible and intangible assets acquired and liabilities assumed based on respective estimated fair values. The following table summarizes an aggregate disclosure related to business acquisitions completed through September 30, 2021 and is based on the preliminary allocations of the purchase price expected to be finalized by the fourth quarter of 2021, pending completion of the valuation analyses for acquired intangible assets:

	Total Consideration	Cash paid, net of cash acquired	Contingent Consideration(1)	Allocation of purchase price to Intangible assets, net(2)	Weighted average useful life of acquired intangible assets		Excess purchase price allocated to Goodwill(3)
Acquisitions related to continuing operations	$60	$40	$15	$21	6.5	Years	$39
Acquisitions related to discontinued operations(4)	106	18	25	35	6	Years	77
Aggregate total	$166	$58	$40	$56			$116

(1) Contingent acquisition consideration values are primarily based on reaching certain earnings-based metrics, with a cumulative maximum payout of up to $64 million as of September 30, 2021 and were determined by fair value and included in the consideration transferred. The fair value was primarily determined using an income approach method and level 3 inputs in the hierarchy as established by ASC 820. The maximum contingent acquisition consideration liability related to continuing operations was $30 million as of September 30, 2021. The maximum contingent acquisition consideration liability related to discontinued operations was $34 million as of September 30, 2021.

(2) Intangible assets primarily consist of technology-based and customer relationship intangible assets. The fair value of these intangible assets was determined using an income approach method and level 3 inputs in the hierarchy as established by ASC 820. The discount rates and royalty rates used in the valuation analyses ranged between 15% and 29% and 1% and 52%, respectively.

(3) The factors contributing to the recognition of acquisition goodwill are based on customer offering diversification, expected synergies, assembled workforce and other strategic benefits. None of the resultant goodwill is expected to be deductible for income tax purposes.
(4) The SportCast acquisition’s total consideration transferred included $63 million in fair value of the SportCast Option, which resulted in a $63 million gain recorded in the Net income from discontinued operations, net of tax, line item in our consolidated statements of operations for the nine-months ended September 30, 2021 due to the increase in fair value of the SportCast Option. The fair value of the Sportscast Option has been preliminarily determined using an income approach method and level 3 inputs in the hierarchy as established by ASC 820. The discount rate used in the valuation analyses was 15%.

The revenue and earnings associated with all of the above acquisitions are not significant to our consolidated financial statements.
New Accounting Guidance - Recently Adopted
The FASB issued ASU No. 2021-05, Leases (Topic 842): Lessors – Certain Leases with Variable Lease Payments, on July 19, 2021. The new guidance requires the lessor to classify a lease with variable lease payments that do not depend on an index or a rate as an operating lease at lease commencement if classifying the lease as a sales-type lease or direct financing lease would result in the recognition of a selling loss. We adopted this standard during the third quarter of 2021 on a prospective basis. The adoption of this guidance did not have a material effect on our consolidated financial statements.
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
(2) Discontinued Operations
As described in Note 1, beginning in the third quarter of 2021, we have reflected the Lottery and Sports Betting businesses as discontinued operations in our consolidated statements of operations and reflected the assets and liabilities of these businesses as held for sale in our consolidated balance sheets, for all periods presented. The Lottery business was historically our Lottery business reportable segment and Sports Betting business was historically included in our former Digital business reportable segment, which we renamed to iGaming business segment starting with the third quarter of 2021.

The summarized results of our discontinued operations were as follows:

	Three Months Ended September 30,		Nine Months Ended September 30,
	2021	2020	2021	2020
Total revenue	$285	$266	$860	$743
Total cost of revenue(1)	148	137	431	393
Other operating expenses(2)	63	52	184	155
Operating income	74	77	245	195
Total other income, net	16	1	90	1
Net income from discontinued operations before income taxes	90	78	335	196
Income tax expense	(3)	(2)	(6)	(3)
Net income from discontinued operations, net of tax included in the consolidated statement of operations	$87	$76	$329	$193

(1) Excludes D&A.
(2) Includes D&A of $26 million and $79 million for the three and nine months ended September 30, 2021 and $25 million and $78 million for the three and nine months ended September 30, 2020, respectively, along with stock-based compensation of $6 million and $14 million for the three and nine months ended September 30, 2021, respectively, and $1 million and $3 million for the three and nine months ended September 30, 2020.

The following table summarizes the major classes of assets and liabilities of businesses held for sale.

	As of
	September 30, 2021	December 31, 2020
ASSETS
Cash and cash equivalents	$62	$88
Restricted cash	9	72
Receivables, net	209	178
Inventories	79	72
Prepaid expenses deposits and other current assets	116	143
Total current assets of businesses held for sale	475	553
Property and equipment, net	177	173
Intangible assets and software, net	298	295
Goodwill	631	562
Equity investments	258	262
Other assets	65	70
Total non-current assets of businesses held for sale	1,429	1,362
Total assets of businesses held for sale	$1,904	$1,915

LIABILITIES
Accounts payable	$61	$53
Accrued liabilities and other	190	242
Total current liabilities of businesses held for sale	251	295
Operating lease liabilities	35	34
Other	113	106
Total non-current liabilities of businesses held for sale	148	140
Total liabilities of businesses held for sale	$399	$435
(3) Revenue Recognition
The following table disaggregates revenues by type within each of our business segments:

	Three Months Ended September 30,		Nine Months Ended September 30,
	2021	2020	2021	2020
Gaming
Gaming operations(1)	$151	$92	$445	$227
Gaming machine sales	95	71	249	216
Gaming systems	52	43	146	115
Table products	41	25	109	82
Total	$339	$231	$949	$640

SciPlay
Mobile	$131	$132	$400	$377
Web and other	16	19	52	58
Total	$147	$151	$452	$435

iGaming	$53	$50	$171	$144

(1) Gaming operations revenue for the nine months ended September 30, 2021 benefited from $44 million U.K. FOBT recovery received from certain U.K. customers related to a 2020 U.K. court ruling associated with overcharging of value-added tax for gaming operators that consequently reduced our net gaming revenues related to these customers and arrangements.

The amount of rental income revenue that is outside the scope of ASC 606 was $88 million and $270 million for the three and nine months ended September 30, 2021, respectively, and $62 million and $148 million for the three and nine months ended September 30, 2020, respectively.
Contract Liabilities and Other Disclosures
The following table summarizes the activity in our contract liabilities for the reporting period:

Nine Months Ended September 30,
2021
Contract liability balance, beginning of period(1)	$27
Liabilities recognized during the period	26
Amounts recognized in revenue from beginning balance	(16)
Contract liability balance, end of period(1)	$37

(1) Contract liabilities are included within Accrued liabilities and Other long-term liabilities in our consolidated balance sheets.

The timing of revenue recognition, billings and cash collections results in billed receivables, unbilled receivables (contract assets), and customer advances and deposits (contract liabilities) on our consolidated balance sheets. Other than contracts with customers with financing arrangements exceeding 12 months, revenue recognition is generally proximal to conversion to cash. The following table summarizes our balances in these accounts for the periods indicated (other than contract liabilities disclosed above):

	Receivables	Contract Assets(1)
Beginning of period balance	$457	$20
End of period balance, September 30, 2021	433	24

(1) Contract assets are included primarily within Prepaid expenses, deposits and other current assets in our consolidated balance sheets.
As of September 30, 2021, we did not have material unsatisfied performance obligations for contracts expected to be long-term or contracts for which we recognize revenue at an amount other than for which we have the right to invoice for goods or services delivered or performed.
(4) Business Segments
We report our operations in three business segments—Gaming, SciPlay and iGaming—representing our different products and services. A detailed discussion regarding the products and services from which each reportable business segment derives its revenue is included in Notes 2 and 3 in our 2020 10-K. As described in Notes 1 and 2 herein, beginning in the third quarter of 2021, we have reflected the Lottery and Sports Betting businesses as discontinued operations. Accordingly, Lottery is no longer a reportable business segment and our former Digital segment has been renamed to iGaming and the presentation was recast for all periods to exclude the Sports Betting business.
In evaluating financial performance, our Chief Operating Decision Maker focuses (“CODM”) on AEBITDA as management’s primary segment measure of profit or loss, which is described in footnote (2) to the below table. As a result of our strategic changes and pending divestitures of the Lottery and Sports Betting businesses, starting with the third quarter of 2021, we re-assessed how our CODM evaluates the operating results and performance of our Gaming business segment that resulted in an immaterial change to the Gaming business Segment AEBITDA calculation, which is our primary measure of the Gaming business segment performance measure of profit or loss. The Gaming business segment AEBITDA, has been recast for all periods presented herein to exclude EBITDA from equity investments to align with this new view. The accounting policies of our business segments are the same as those described within the Notes in our 2020 10-K. The following tables present our segment information:

	Three Months Ended September 30, 2021
	Gaming	SciPlay	iGaming	Unallocated and Reconciling Items(1)	Total
Total revenue	$339	$147	$53	$—	$539
AEBITDA(2)	172	45	18	(32)	$203
Reconciling items to Net loss from continuing operations before income taxes:
D&A	(73)	(4)	(13)	(6)	(96)
Restructuring and other	(1)	(2)	(1)	(41)	(45)
Interest expense				(120)	(120)
Gain on remeasurement of debt				12	12
Stock-based compensation				(26)	(26)
Net loss from continuing operations before income taxes					$(72)
Assets as of September 30, 2021	$4,179	$676	$467	$624	$5,946
(1) Includes amounts not allocated to the business segments (including corporate costs) and items to reconcile the total business segments AEBITDA to our consolidated net income from continuing operations before income taxes.
(2) AEBITDA is reconciled to net loss from continuing operations before income taxes with the following adjustments: (1) depreciation and amortization expense and impairment charges (including goodwill impairments); (2) restructuring and other, which includes charges or expenses attributable to: (i) employee severance; (ii) management restructuring and related costs; (iii) restructuring and integration; (iv) cost savings initiatives; (v) major litigation; and (vi) acquisition costs and other unusual items; (3) interest expense; (4) loss (gain) on debt financing transactions; (5) change in fair value of investments and remeasurement of debt; (6) other expense (income), net including foreign currency (gains), and losses and earnings (loss) from equity investments; and (7) stock-based compensation. AEBITDA is presented as our primary segment measure of profit or loss.

	Three Months Ended September 30, 2020
	Gaming	SciPlay	iGaming	Unallocated and Reconciling Items(1)	Total
Total revenue	$231	$151	$50	$—	$432
AEBITDA(2)	77	49	16	(25)	$117
Reconciling items to Net loss from continuing operations before income taxes:
D&A	(85)	(3)	(13)	(10)	(111)
Restructuring and other	(10)	—	(1)	(6)	(17)
Interest expense				(131)	(131)
Loss on debt financing transactions				(1)	(1)
Loss on remeasurement of debt				(24)	(24)
Other expense, net				(1)	(1)
Stock-based compensation				(16)	(16)
Net loss from continuing operations before income taxes					$(184)
Assets as of December 31, 2020	$4,364	$564	$423	$718	$6,069
(1) Includes amounts not allocated to the business segments (including corporate costs) and items to reconcile the total business segments AEBITDA to our consolidated net loss from continuing operations before income taxes.
(2) AEBITDA is described in footnote (2) to the first table in this Note 4.

	Nine Months Ended September 30, 2021
	Gaming	SciPlay	iGaming	Unallocated and Reconciling Items(1)	Total
Total revenue	$949	$452	$171	$—	$1,572
AEBITDA(2)	472	138	60	(93)	$577
Reconciling items to Net loss from continuing operations before income taxes:
D&A	(220)	(11)	(38)	(20)	(289)
Restructuring and other	(7)	(3)	(1)	(85)	(96)
Interest expense				(360)	(360)
Gain on remeasurement of debt				30	30
Other income, net				17	17
Stock-based compensation				(81)	(81)
Net loss from continuing operations before income taxes					$(202)
Assets as of September 30, 2021	$4,179	$676	$467	$624	$5,946
(1) Includes amounts not allocated to the business segments (including corporate costs) and items to reconcile the total business segments AEBITDA to our consolidated net income from continuing operations before income taxes.
(2) AEBITDA is described in footnote (2) to the first table in this Note 4.

	Nine Months Ended September 30, 2020
	Gaming	SciPlay	iGaming	Unallocated and Reconciling Items(1)	Total
Total revenue	$640	$435	$144	$—	$1,219
AEBITDA(2)	137	144	46	(82)	$245
Reconciling items to Net loss from continuing operations before income taxes:
D&A	(260)	(7)	(36)	(33)	(336)
Goodwill impairment	(54)	—	—	—	(54)
Restructuring and other	(29)	(2)	(4)	(13)	(48)
Interest expense				(379)	(379)
Loss on debt financing transactions				(1)	(1)
Loss on remeasurement of debt				(26)	(26)
Other expense, net				(12)	(12)
Stock-based compensation				(38)	(38)
Net loss from continuing operations before income taxes					$(649)
Assets as of December 31, 2020	$4,364	$564	$423	$718	$6,069
(1) Includes amounts not allocated to the business segments (including corporate costs) and items to reconcile the total business segments AEBITDA to our consolidated net loss from continuing operations before income taxes.
(2) AEBITDA is described in footnote (2) to the first table in this Note 4.
(5) Restructuring and Other
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

	Three Months Ended September 30,		Nine Months Ended September 30,
	2021	2020	2021	2020
Employee severance and related(1)	$3	$7	$3	$28
Strategic review and related(2)	31	—	57	—
Restructuring, integration and other(3)	11	10	36	20
Total	$45	$17	$96	$48

(1) The three and nine months ended September 30, 2020 includes $6 million and $28 million, respectively, in severance and other benefits granted to employees as a result of COVID-19 related austerity measures.

(2) Represents costs associated with the divestitures of the Lottery and Sports Betting businesses as further described in Note 1.
(3) The three and nine months ended September 30, 2021 largely consist of costs associated with business optimization initiatives.
(6) Receivables, Allowance for Credit Losses and Credit Quality of Receivables
Receivables
The following table summarizes the components of current and long-term receivables, net:

	As of
	September 30, 2021	December 31, 2020
Current:
Receivables	$477	$514
Allowance for credit losses	(62)	(76)
Current receivables, net	415	438
Long-term:
Receivables	20	24
Allowance for credit losses	(2)	(5)
Long-term receivables, net	18	19
Total receivables, net	$433	$457
Allowance for Credit Losses
We manage our receivable portfolios using both geography and delinquency as key credit quality indicators. The following summarizes geographical delinquencies of total receivables, net:

	As of
	September 30, 2021	Balances over 90 days past due	December 31, 2020	Balances over 90 days past due
Receivables:
U.S. and Canada	$319	$43	$339	$85
International	178	41	199	45
Total receivables	497	84	538	130

Receivables allowance:
U.S. and Canada	(27)	(12)	(42)	(26)
International	(37)	(19)	(39)	(20)
Total receivables allowance	(64)	(31)	(81)	(46)
Receivables, net	$433	$53	$457	$84

Account balances are charged against the allowances after all internal and external collection efforts have been exhausted and the potential for recovery is considered remote.
The activity in our allowance for receivable credit losses for each of the three and nine months ended September 30, 2021 and 2020 is as follows:

	2021			2020
	Total	U.S. and Canada	International	Total
Beginning allowance for credit losses(1)	$(81)	$(43)	$(38)	$(45)
Provision	1	—	1	(28)
Charge-offs and recoveries	2	1	1	—
Allowance for credit losses as of March 31	(78)	(42)	(36)	(73)
Provision	(2)	(1)	(1)	(12)
Charge-offs	17	17	—	—
Allowance for credit losses as of June 30	(63)	(26)	(37)	(85)
Provision	(1)	(1)	—	(1)
Charge-offs	—	—	—	10
Allowance for credit losses as of September 30	$(64)	$(27)	$(37)	$(76)

(1) Reflects $6 million related to implementation of ASC 326 for the 2020 beginning balance.

At September 30, 2021, 12% of our total receivables, net, were past due by over 90 days compared to 18% at December 31, 2020.

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

	As of September 30, 2021
	Total	Current or Not Yet Due	Balances Over 90 days Past Due
Receivables	$106	$44	$62
Allowance for credit losses	(39)	(16)	(23)
Receivables, net	$67	$28	$39

We increased our allowance for credit losses by $1 million and $40 million for the three and nine months ended September 30, 2020, respectively. These increases were primarily related to Gaming customers in LATAM (which transact with both domestic and international subsidiaries) as those customers were particularly affected by COVID-19 closures of gaming operations establishments with COVID-related closures lasting longer than in other geographic regions. We did not have material credit losses during the first half of 2021. We continuously review receivables and as information concerning credit quality arise, reassess our expectations of future losses and record an incremental reserve if warranted at that time. Our current allowance for credit losses represents our current expectation of credit losses; however future expectations could change as the ultimate impact of the COVID-19 disruption remains uncertain, particularly as to the financial stability of our customers during and after the COVID-19 disruption period.
The fair value of receivables is estimated by discounting expected future cash flows using current interest rates at which similar loans would be made to borrowers with similar credit ratings and remaining maturities. As of September 30, 2021 and December 31, 2020, the fair value of receivables, net, approximated the carrying value due to contractual terms of receivables generally being less than 24 months.
(7) Inventories
Inventories consisted of the following:

	As of
	September 30, 2021	December 31, 2020
Parts and work-in-process	$69	$86
Finished goods	36	33
Total inventories	$105	$119

Parts and work-in-process include parts for gaming machines and our finished goods inventory primarily consisting of gaming machines for sale.
During the three and nine months ended September 30, 2020, we recorded $15 million and $45 million, respectively, in inventory valuation charges related to inventory in our Gaming business segment. The charges were a result of: (1) leadership’s strategic plan to condense the amount of legacy platforms we will continue to service and support as we roll out new products and (2) the rapid demand reduction largely as a result of the COVID-19 disruptions and continued closures in the LATAM region. For additional information regarding our inventory valuation charges, see Note 7 in our 2020 10-K.
(8) Property and Equipment, net
Property and equipment, net consisted of the following:

	As of
	September 30, 2021	December 31, 2020
Land	$6	$6
Buildings and leasehold improvements	56	59
Gaming machinery and equipment	715	701
Furniture and fixtures	24	25
Construction in progress	7	6
Other property and equipment	87	86
Less: accumulated depreciation	(677)	(641)
Total property and equipment, net	$218	$242
Depreciation expense is excluded from Cost of services, Cost of product sales and Other operating expenses and is separately presented within D&A.

	Three Months Ended September 30,		Nine Months Ended September 30,
	2021	2020	2021	2020
Depreciation expense	$29	$34	$90	$105
(9) Intangible Assets, net and Goodwill
Intangible Assets, net
The following tables present certain information regarding our intangible assets as of September 30, 2021 and December 31, 2020:

	As of
	September 30, 2021			December 31, 2020
	Gross Carrying Value	Accumulated Amortization	Net Balance	Gross Carrying Value	Accumulated Amortization	Net Balance
Amortizable intangible assets:
Customer relationships	$904	$(429)	$475	$904	$(384)	$520
Intellectual property	903	(659)	244	893	(621)	272
Licenses	471	(369)	102	472	(344)	128
Brand names	126	(94)	32	127	(86)	41
Trade names	114	(46)	68	112	(38)	74
Patents and other	12	(7)	5	11	(6)	5
	2,530	(1,604)	926	2,519	(1,479)	1,040
Non-amortizable intangible assets:
Trade names	50	(2)	48	50	(2)	48
Total intangible assets	$2,580	$(1,606)	$974	$2,569	$(1,481)	$1,088
The following reflects intangible amortization expense included within D&A:

	Three Months Ended September 30,		Nine Months Ended September 30,
	2021	2020	2021	2020
Amortization expense	$46	$52	$138	$156
The table below reconciles the change in the carrying value of goodwill by business segment for the period from December 31, 2020 to September 30, 2021.

	Gaming(1)	SciPlay	iGaming	Totals
Balance as of December 31, 2020	$2,425	$124	$181	$2,730
Acquired goodwill	—	—	39	39
Foreign currency adjustments	(11)	—	(3)	(14)
Balance as of September 30, 2021	$2,414	$124	$217	$2,755

(1) Accumulated goodwill impairment charges for the Gaming segment as of September 30, 2021 were $989 million.
(10) Software, net
Software, net consisted of the following:

	As of
	September 30, 2021	December 31, 2020
Software	$989	$992
Accumulated amortization	(866)	(849)
Software, net	$123	$143
The following reflects amortization of software included within D&A:

	Three Months Ended September 30,		Nine Months Ended September 30,
	2021	2020	2021	2020
Amortization expense	$21	$25	$61	$75

(11) Long-Term and Other Debt
Outstanding Debt and Finance Leases
The following table reflects our outstanding debt (in order of priority and maturity):

	As of
	September 30, 2021					December 31, 2020
	Final Maturity	Rate(s)	Face value	Unamortized debt discount/premium and deferred financing costs, net	Book value	Book value
Senior Secured Credit Facilities:
SGI Revolver	2024	variable	$135	$—	$135	$535
SGI Term Loan B-5	2024	variable	4,028	(39)	3,989	4,012
SciPlay Revolver	2024	variable	—	—	—	—
SGI Senior Notes:
2025 Secured Notes(1)	2025	5.000%	1,250	(11)	1,239	1,237
2026 Secured Euro Notes(2)	2026	3.375%	377	(4)	373	395
2025 Unsecured Notes	2025	8.625%	550	(7)	543	542
2026 Unsecured Euro Notes(2)	2026	5.500%	290	(3)	287	303
2026 Unsecured Notes	2026	8.250%	1,100	(11)	1,089	1,088
2028 Unsecured Notes	2028	7.000%	700	(8)	692	691
2029 Unsecured Notes	2029	7.250%	500	(6)	494	493
Finance lease obligations as of September 30, 2021 payable monthly through 2023 and other(3)	2023	4.219%	5	—	5	7
Total long-term debt outstanding			$8,935	$(89)	$8,846	$9,303
Less: current portion of long-term debt					(44)	(44)
Long-term debt, excluding current portion					$8,802	$9,259
Fair value of debt(4)			$9,202

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

(2) We designated a portion of our 2026 Secured Euro Notes as a net investment non-derivative hedge of our investments in certain of our international subsidiaries that use the Euro as their functional currency in order to reduce the volatility in our operating results caused by the change in foreign currency exchange rates of the Euro relative to the U.S. Dollar (see Note 12 for additional information). The total change in the face value of the 2026 Secured Euro Notes and 2026 Unsecured Euro Notes due to changes in foreign currency exchange rates since the issuance was a reduction of $46 million, of which gains of $12 million and $30 million were recognized on remeasurement of debt in the Consolidated Statements of Operations for the three and nine months ended September 30, 2021, respectively.

(3) Includes $5 million related to certain revenue transactions presented as debt in accordance with ASC 470.
(4) Fair value of our fixed rate and variable interest rate debt is classified within Level 2 in the fair value hierarchy and has been calculated based on the quoted market prices of our securities.

We were in compliance with the financial covenants under all debt agreements as of September 30, 2021 (for information regarding our financial covenants of all debt agreements, see Notes 1 and 15 in our 2020 10-K).
In July 2021, we amended our Credit Agreement to provide for additional flexibility on executing the recently announced strategic transactions, including among other items: (a) extended the time period for conversion of securities into cash for purposes of satisfying the 75% minimum cash proceeds requirement from 180 to 365 days for proceeds received from the intended disposition of our Sports Betting business (“the Disposition Transaction”), (b) amend the basket for non-cash consideration received in connection with a permitted disposition, (c) permit any capital stock received as consideration in the Disposition Transactions and (d) require that at least 25% of the net cash proceeds received from the Disposition Transactions will be used to prepay outstanding term loans within ten business days of the Disposition Transactions.
On September 30, 2021, SGI, the Company and the guarantors party thereto entered into supplemental indentures (the “Supplemental Indentures”) to the indentures (the “Indentures”) by and among SGI, the Company, the guarantors party thereto and Deutsche Bank Trust Company Americas, as trustee, pursuant to SGI’s previously announced consent solicitation with respect to SGI’s 5.000% Senior Secured Notes due 2025, 3.375% Senior Secured Notes due 2026, 8.625% Senior Notes due 2025, 5.500% Senior Notes due 2026, 8.250% Senior Notes due 2026, 7.000% Senior Notes due 2028 and 7.250% Senior

Notes due 2029. In connection with the Company’s previously announced evaluation of strategic alternatives for the intended divestiture of the Lottery business, the Supplemental Indentures amended the Indentures’ requirement that at least 75% of the consideration received as cash or cash equivalents to reduce that percentage to 60%, solely with respect to a potential initial public offering of the Company’s Lottery business occurring prior to June 30, 2022, subject to the terms and conditions described in the consent solicitation statement dated September 23, 2021.
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
Derivative Financial Instruments
As of September 30, 2021, we held the following derivative instruments that were accounted for pursuant to ASC 815:
Interest Rate Swap Contracts
We currently use interest rate swap contracts as described below to mitigate gains or losses associated with the change in expected cash flows due to fluctuations in interest rates on our variable rate debt.
In February 2018, we entered into interest rate swap contracts to hedge a portion of our interest expense associated with our variable rate debt to effectively fix the interest rate that we pay. These interest rate swap contracts are designated as cash flow hedges under ASC 815. We pay interest at a weighted-average fixed rate of 2.4418% and receive interest at a variable rate equal to one-month LIBOR. The total notional amount of interest rate swaps outstanding was $800 million as of September 30, 2021. These hedges mature in February 2022.
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
The following table shows the Gain (loss) and Interest expense recognized on our interest rate swap contracts:

	Three Months Ended September 30,		Nine Months Ended September 30,
	2021	2020	2021	2020
Gain (loss) recorded in accumulated other comprehensive loss, net of tax	$5	$4	$14	$(10)
Interest expense recorded related to interest rate swap contracts	5	4	14	10
We do not expect to reclassify material amounts from Accumulated other comprehensive loss to interest expense in the next twelve months.
The following table shows the effect of interest rate swap contracts designated as cash flow hedges in the consolidated statements of operations:

	Three Months Ended September 30,		Nine Months Ended September 30,
	2021	2020	2021	2020
	Interest expense		Interest expense
Total interest expense which reflects the effects of cash flow hedges	$(120)	$(131)	$(360)	$(379)
Hedged item	(5)	(5)	(14)	(15)
Derivative designated as hedging instrument	—	1	—	5
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
The following table shows the fair value of our hedges:

		As of
	Balance Sheet Line Item	September 30, 2021	December 31, 2020
Interest rate swaps (1)(3)	Accrued liabilities/Other liabilities	$8	$22
Cross-currency interest rate swaps (2)(3)	Other assets	39	14
(1) Gains of $5 million and $14 million for the three and nine months ended September 30, 2021, respectively, are reflected in Derivative financial instrument unrealized gain (loss) in Other comprehensive gain (loss).

(2) Gains of $12 million and $25 million for the three and nine months ended September 30, 2021, respectively, are reflected in Foreign currency translation gain (loss) in Other comprehensive gain (loss).

(3) The inputs used to measure the fair value of our interest rate swap contracts are categorized as Level 2 in the fair value hierarchy.
Net Investment Non-derivative Hedge — 2026 Secured Euro Notes
For the third quarter of 2021, we designated $180 million of our 2026 Secured Euro Notes as a net investment non-derivative hedge of our investments in certain of our international subsidiaries that use the Euro as their functional currency in order to reduce the volatility in our results caused by the changes in foreign currency exchange rates of the Euro relative to the U.S. Dollar.
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
Contingent acquisition consideration liabilities (including deferred purchase price) as of September 30, 2021, are $20 million, of which $1 million is included in Accrued liabilities with the remainder included in Other long-term liabilities.

Contingent acquisition consideration liabilities as of December 31, 2020, were $3 million, of which $1 million was included in Accrued liabilities with the remaining balance included in Other long-term liabilities.
(13) Stockholders’ Deficit
Changes in Stockholders’ Deficit
The following tables present certain information regarding our stockholders’ deficit as of September 30, 2021 and September 30, 2020:

	Nine Months Ended September 30, 2021
	Common Stock	Additional Paid in Capital	Accumulated Loss	Treasury Stock	Accumulated Other Comprehensive Loss	Noncontrolling Interest	Total
January 1, 2021	$1	$1,268	$(3,529)	$(175)	$(218)	$129	$(2,524)
Vesting of RSUs, net of tax withholdings and other	—	(13)	—	—	—	—	(13)
Stock-based compensation	—	17	—	—	—	—	17
Net loss	—	—	(15)	—	—	6	(9)
Other comprehensive gain	—	—	—	—	8	—	8
March 31, 2021	$1	$1,272	$(3,544)	$(175)	$(210)	$135	$(2,521)
Vesting of RSUs, net of tax withholdings and other	—	(4)	—	—	—	—	(4)
Stock-based compensation	—	31	—	—	—	—	31
Net income	—	—	109	—	—	4	113
Other comprehensive gain	—	—	—	—	11	—	11
June 30, 2021	$1	$1,299	$(3,435)	$(175)	$(199)	$139	$(2,370)
Vesting of RSUs, net of tax withholdings and other	—	(3)	—	—	—	—	(3)
Stock-based compensation	—	22	—	—	—	—	22
Net income	—	—	182	—	—	5	187
Other comprehensive loss	—	—	—	—	(27)	—	(27)
September 30, 2021	$1	$1,318	$(3,253)	$(175)	$(226)	$144	$(2,191)

	Nine Months Ended September 30, 2020
	Common Stock	Additional Paid in Capital	Accumulated Loss	Treasury Stock	Accumulated Other Comprehensive Loss	Noncontrolling Interest	Total
January 1, 2020	$1	$1,208	$(2,954)	$(175)	$(292)	$104	$(2,108)
Vesting of RSUs, net of tax withholdings and other	—	(1)	—	—	—	—	(1)
Stock-based compensation	—	9	—	—	—	—	9
Net loss	—	—	(159)	—	—	4	(155)
Other comprehensive loss	—	—	—	—	(97)	—	(97)
Impact of ASC 326 adoption	—	—	(6)	—	—	—	(6)
March 31, 2020	$1	$1,216	$(3,119)	$(175)	$(389)	$108	$(2,358)
Vesting of RSUs, net of tax withholdings and other	—	1	—	—	—	—	1
Stock-based compensation	—	13	—	—	—	1	14
Net loss	—	—	(203)	—	—	5	(198)
Other comprehensive gain	—	—	—	—	62	—	62
June 30, 2020	$1	$1,230	$(3,322)	$(175)	$(327)	$114	$(2,479)
Stock-based compensation	—	16	—	—	—	1	17
Net loss	—	—	(117)	—	—	6	(111)
Other comprehensive gain	—	—	—	—	32	—	32
September 30, 2020	$1	$1,246	$(3,439)	$(175)	$(295)	$121	$(2,541)
Stock Based Compensation
The following reflects total stock-based compensation expense recognized under all programs in our continuing operations:

	Three Months Ended September 30,		Nine Months Ended September 30,
	2021	2020	2021	2020
Related to SGC stock options	$3	$1	$25	$3
Related to SGC RSUs	23	5	51	20
Related to SciPlay RSUs	—	10	5	15
Total(1)	$26	$16	$81	$38

(1) The increase in SGC stock based compensation expense for both 2021 periods is related to the acceleration of the expense as a result of attainment of certain targets for grants to consultants who are also on our board coupled with the new equity awards issued at a higher fair value given the increase in our stock price compared to the prior period.

Restricted Stock Units
A summary of the changes in RSUs outstanding under our equity-based compensation plans during the nine months ended September 30, 2021 is presented below:

	Number of Restricted Stock Units	Weighted Average Grant Date Fair Value
Unvested RSUs as of December 31, 2020	3.3	$19.07
Granted	1.2	$55.01
Vested	1.4	$25.00
Cancelled	0.1	$18.60
Unvested RSUs as of September 30, 2021	6.0	$30.77
The weighted-average grant date fair value of RSUs granted during the nine months ended September 30, 2021 and 2020 was $55.01 and $10.96, respectively. The fair value of each RSU grant is based on the market value of our common stock at the time of grant. At September 30, 2021, we had $67 million in total unrecognized stock-based compensation expense relating to unvested RSUs that will be amortized over a weighted-average period of approximately two years, of which $14 million related to employees of discontinued operations. The fair value at vesting date of RSUs vested during the nine months ended September 30, 2021 and 2020 was $74.1 million and $15.5 million, respectively.
(14) Income Taxes
We consider new evidence (both positive and negative) at each reporting date that could affect our view of the future realization of deferred tax assets. We evaluate information such as historical financial results, historical taxable income, projected future taxable income, expected timing of the reversals of existing temporary differences and available prudent and feasible tax planning strategies in our analysis.
As more fully described in Note 1, on September 27, 2021, we entered into a definitive agreement to sell our Sports Betting business to Endeavor Group Holdings, Inc. in a taxable cash and stock transaction, expected to close in the second quarter of 2022. Although we remain in a three-year cumulative loss position in the U.S., the taxable gain to be recognized upon disposition of our Sports Betting business leads us to conclude that a portion of our net U.S. federal and certain state deferred tax assets are more likely than not to be realized. Accordingly, to the extent that we expect to realize deferred tax assets in relation to this divestiture, we reversed our valuation allowances on our U.S. deferred income tax assets in the three months ended September 30, 2021. This reversal resulted in a $181 million income tax benefit recognized as a discrete event in the quarter.
On October 27, 2021, we announced that we had entered into a definitive agreement to sell our Lottery business to Brookfield in a taxable cash transaction for total consideration of $6.05 billion (see Note 1 for additional details). As a result of this transaction, which is expected to close in the second quarter of 2022, we believe that there is a reasonable possibility that additional existing U.S. federal and certain state valuation allowances could be released within the next twelve months. If released, they may have a significant impact on net income in the quarter in which it is deemed appropriate to release the reserve.
We continue to maintain other valuation allowances for certain U.S. and non-U.S. jurisdictions with cumulative losses.
Our income tax benefit (including discrete items) was $172 million and $164 million for the three and nine months ended September 30, 2021, and our income tax expense was $3 million and $8 million for the three and nine months ended September 30, 2020, respectively. In 2021, our effective tax rate differs from the U.S. statutory rate of 21% primarily due to the aforementioned release in the third quarter of 2021 of certain valuation allowances recorded against our U.S. federal and state net deferred tax assets. In all periods, we recorded tax expense relative to pre-tax earnings in jurisdictions without valuation allowances, including our 19% noncontrolling interest in SciPlay. Additionally, our rate is impacted by an unfavorable adjustment for the legacy U.K. Gaming reporting unit goodwill impairment of $54 million recorded in the first quarter of 2020, which was not deductible for tax purposes.
As discussed in Note 1, the COVID-19 disruptions significantly impacted certain segments of our business during 2020 and 2021. We considered the COVID-19 disruptions in our ability to realize deferred tax assets in the future and determined that such conditions did not change our overall valuation allowance positions. Additionally, we continue to monitor and evaluate the tax implications resulting from any existing and forthcoming legislation passed in response to COVID-19 in the federal, state, and foreign jurisdictions where we have an income tax presence.
(15) Leases
Our total operating lease expense for the three and nine months ended September 30, 2021 were $6 million and $16 million, respectively and were $5 million and $16 million, for the three and nine months ended September 30, 2020. The total amount of variable and short-term lease payments was immaterial for all periods presented.
Supplemental balance sheet and cash flow information related to operating leases is as follows:

	As of
	September 30, 2021	December 31, 2020
Operating lease right-of-use assets(1)	$46	$52
Accrued liabilities	16	16
Operating lease liabilities	36	43
Total operating lease liabilities	$52	$59
Cash paid for amounts included in the measurement of lease liabilities:
Operating cash flows for operating leases for the nine-month periods ended September 30, 2021 and 2020, respectively	$14	$14
Weighted average remaining lease term, units in years	5	5
Weighted average discount rate	5%	5%

Lease liability maturities:

	Remainder of 2021	2022	2023	2024	2025	Thereafter	Less Imputed Interest	Total
Operating leases	$5	$16	$13	$12	$7	$4	$(5)	$52

As of September 30, 2021, we did not have material additional operating leases that have not yet commenced.
(16) Litigation
We are involved in various legal proceedings, which are described in Note 21 within our 2020 10-K. There have been no material changes to these matters since the 2020 10-K was filed with the SEC on March 1, 2021, except as described below.
We record an accrual for legal contingencies when it is both probable that a liability has been incurred and the amount or range of the loss can be reasonably estimated (although, as discussed below, there may be an exposure to loss in excess of the accrued liability). We evaluate our accruals for legal contingencies at least quarterly and, as appropriate, establish new accruals or adjust existing accruals to reflect (1) the facts and circumstances known to us at the time, including information regarding negotiations, settlements, rulings and other relevant events and developments, (2) the advice and analyses of counsel and (3) the assumptions and judgment of management. Legal costs associated with our legal proceedings are expensed as incurred. We had accrued liabilities of $11 million and $3 million for all of our legal matters that were contingencies as of September 30, 2021 and December 31, 2020, respectively.
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
Washington State Matter
On April 17, 2018, a plaintiff, Sheryl Fife, filed a putative class action complaint, Fife v. Scientific Games Corporation, against SGC in the United States District Court for the Western District of Washington. The plaintiff seeks to represent a putative class of all persons in the State of Washington who purchased and allegedly lost virtual coins playing SGC’s online social casino games, including but not limited to Jackpot Party® Casino and Gold Fish® Casino. The complaint asserts claims for alleged violations of Washington’s Recovery of Money Lost at Gambling Act, Washington’s consumer protection statute, and for unjust enrichment, and seeks unspecified money damages (including treble damages as appropriate), the award of reasonable attorneys’ fees and costs, pre- and post-judgment interest, and injunctive and/or declaratory relief. On July 2, 2018, SGC filed a motion to dismiss the plaintiff’s complaint with prejudice, which the trial court denied on December 18, 2018. SGC filed its answer to the putative class action complaint on January 18, 2019. On August 24, 2020, the trial court granted plaintiff’s motion for leave to amend her complaint and to substitute a new plaintiff, Donna Reed, for the initial plaintiff, and re-captioned the matter Reed v. Scientific Games Corporation. On August 25, 2020, the plaintiff filed a first amended complaint against SGC, asserting the same claims, and seeking the same relief, as the complaint filed by Sheryl Fife. On September 8, 2020, SGC filed a motion to compel arbitration of plaintiff’s claims and to dismiss the action, or, in the alternative, to transfer the action to the United States District Court for the District of Nevada. On April 9, 2021, the plaintiff filed a motion to certify the putative class and for a preliminary injunction. On April 26, 2021, the district court stayed the lawsuit, pending its ruling on SGC’s motion to compel arbitration of plaintiff’s claims and to dismiss the action, or, in the alternative, to transfer the action to the United States District Court for the District of Nevada. On June 17, 2021, the district court denied that motion, and on June 23, 2021, SGC filed a notice of appeal from the district court’s denial of that motion, and also filed a motion to stay all district court proceedings, pending the appeals court’s ruling on the Company’s arbitration appeal. We believe it is reasonably possible that a conclusion of this matter may result in an unfavorable outcome with no current estimated range of possible loss.
TCS John Huxley Matter
On March 15, 2019, TCS John Huxley America, Inc., TCS John Huxley Europe Ltd., TCS John Huxley Asia Ltd., and Taiwan Fulgent Enterprise Co., Ltd. brought a civil action in the United States District Court for the Northern District of Illinois against SGC, Bally Technologies, Inc. and SG Gaming. In the complaint, the plaintiffs assert federal antitrust claims arising from the defendants’ procurement of particular U.S. and South African patents. The plaintiffs allege that the defendants used those patents to create an allegedly illegal monopoly in the market for automatic card shufflers sold to regulated casinos in the United States. On April 10, 2019, the defendants filed a motion to dismiss the plaintiffs’ complaint with prejudice. On April 25, 2019, the district court denied the defendants’ motion to dismiss without prejudice pursuant to the court’s local rules, after the plaintiffs advised that they intended to file an amended complaint. The plaintiffs filed their amended complaint on May 3, 2019, and on May 22, 2019, the defendants filed a motion to dismiss the plaintiffs’ amended complaint with prejudice. On March 20, 2020, the district court denied the defendants’ motion to dismiss the plaintiffs’ amended complaint, and defendants filed an answer to Plaintiffs’ amended complaint on June 19, 2020. On June 3, 2020, the trial court granted the defendants’ request to bifurcate proceedings in the case, with discovery to occur first into the statute of limitations and release defenses asserted by the defendants in their motion to dismiss, before proceeding into broader discovery. The trial court set a September 18, 2020, deadline for the parties to complete discovery relating to the statute of limitations and release defenses. On October 28, 2020, the court issued an order extending until January 15, 2021 the deadline for the parties to complete discovery relating to the statute of limitations defense. On February 9, 2021, the defendants filed a motion for summary judgment on their statute of limitations defense, addressing whether plaintiffs had actual knowledge of their claims prior to the start of the limitations period. The district court denied that motion for summary judgment on September 20, 2021. We are currently unable to determine the likelihood of an outcome or estimate a range of reasonably possible losses, if any. We believe that the claims in the lawsuit are without merit and intend to vigorously defend against them.
Tonkawa Tribe Matter
On September 3, 2020, the Tonkawa Tribe of Indians of Oklahoma d/b/a Tonkawa Enterprises filed a putative class action complaint in the United States District Court for the District of Nevada against SGC, Bally Technologies, Inc. and SG Gaming, f/k/a Bally Gaming, Inc. On October 5, 2020, the plaintiff filed a first amended complaint to add Cow Creek Band of Umpqua Tribe of Indians and the Umpqua Indian Development Corp., d/b/a Seven Feathers Casino as a plaintiff. On October 26, 2020, the plaintiffs filed a second amended complaint. In the complaint, the plaintiffs assert federal antitrust claims arising from the defendants’ procurement of particular U.S. patents. The plaintiffs allege that the defendants used those patents to create an allegedly illegal monopoly in the market for card shufflers sold or leased to regulated casinos in the United States. The plaintiffs seek to represent a putative class of all regulated United States casinos directly leasing or purchasing card shufflers from the defendants on or after April 1, 2009. The complaint seeks unspecified money damages, the award of plaintiff’s costs of suit, including reasonable attorneys’ fees and expert fees, and the award of pre-judgment and post-judgment interest. On November 19, 2020, the defendants filed a motion to dismiss plaintiffs’ second amended complaint. On November 20, 2020, Plaintiffs filed a motion for partial summary judgment, seeking a finding that defendants are collaterally estopped from re-litigating issues litigated in the 2018 litigation versus Shuffle Tech International Corp., Aces Up Gaming, and Poydras-Talrick Holdings. On August 27, 2021, the Nevada district court entered an order transferring the lawsuit to the United States District Court for the Northern District of Illinois. We are currently unable to determine the likelihood of an outcome or estimate a range of reasonably possible losses, if any. We believe that the claims in the lawsuit are without merit and intend to vigorously defend against them.
Casino Queen Matter
On April 2, 2021, Casino Queen, Inc. and Casino Queen Marquette, Inc. filed a putative class action complaint in the United States District Court for the Northern District of Illinois against SGC, Bally Technologies, Inc. and SG Gaming, f/k/a Bally Gaming, Inc. In the complaint, the plaintiffs assert federal antitrust claims arising from the defendants’ procurement of particular U.S. patents. The plaintiffs allege that the defendants used those patents to create an allegedly illegal monopoly in the market for automatic card shufflers sold or leased in the United States. The plaintiffs seek to represent a putative class of all persons and entities that directly purchased or leased automatic card shufflers within the United States from the defendants, or any predecessor, subsidiary, or affiliate thereof, at any time between April 1, 2009, and the present. The complaint seeks unspecified money damages, which the complaint asks the court to treble, the award of plaintiffs’ costs of suit, including attorneys’ fees, and the award of pre-judgment and post-judgment interest. On June 11, 2021, the defendants filed a motion to dismiss plaintiffs’ complaint. We are currently unable to determine the likelihood of an outcome or estimate a range of reasonably possible losses, if any. We believe that the claims in the lawsuit are without merit and intend to vigorously defend against them.
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

SGI believes it has various defenses, including on the merits, against Ecosalud’s claims. Although we believe these claims will not result in a material adverse effect on our consolidated results of operations, cash flows or financial position, it is not feasible to predict the final outcome, and we cannot assure that these claims will not ultimately be resolved adversely to us or result in material liability. SGI is not part of the Lottery Business for purposes of any divestiture of the Lottery Business that may occur, and the Colombia litigation matter will remain with SGI upon divestiture of the Lottery Business.
SciPlay IPO Matter (New York)
On or about October 14, 2019, the Police Retirement System of St. Louis filed a putative class action complaint in New York state court against SciPlay, certain of its executives and directors, and SciPlay’s underwriters with respect to its IPO (the “PRS Action”). The complaint was amended on November 18, 2019. The plaintiff seeks to represent a class of all persons or entities who acquired Class A common stock of SciPlay pursuant and/or traceable to the Registration Statement filed and issued in connection with the SciPlay IPO, which commenced on or about May 3, 2019. The complaint asserts claims for alleged violations of Sections 11 and 15 of the Securities Act, 15 U.S.C. § 77, and seeks certification of the putative class; compensatory damages of at least $146 million, and the award of the plaintiff’s and the class’s reasonable costs and expenses incurred in the action. On or about December 9, 2019, Hongwei Li filed a putative class action complaint in New York state court asserting substantively similar causes of action under the Securities Act of 1933 and substantially similar factual allegations as those alleged in the PRS Action (the “Li Action”). On December 18, 2019, the New York state court entered a stipulated order consolidating the PRS Action and the Li Action into a single lawsuit. On December 23, 2019, the defendants moved to dismiss the consolidated action. On August 28, 2020, the court issued an oral ruling granting in part and denying in part the defendants’ motion to dismiss. On December 14, 2020, plaintiffs in the consolidated action filed a motion to certify the putative class. On May 12, 2021, the parties in the consolidated action reached an agreement in principle to settle the consolidated action. On July 27, 2021, the parties in the consolidated action entered into a settlement agreement to settle the consolidated action. On August 11, 2021, the New York court granted preliminary approval to the parties’ proposed settlement, stayed non-settlement related proceedings in the consolidated action pending final approval of the settlement and scheduled a hearing for final approval of the settlement on November 15, 2021.
SciPlay IPO Matter (Nevada)
On or about November 4, 2019, plaintiff John Good filed a putative class action complaint in Nevada state court against SciPlay, certain of its executives and directors, SGC, and SciPlay’s underwriters with respect to the SciPlay IPO. The plaintiff seeks to represent a class of all persons who purchased Class A common stock of SciPlay in or traceable to the SciPlay IPO that it completed on or about May 7, 2019. The complaint asserts claims for alleged violations of Sections 11 and 15 of the Securities Act, 15 U.S.C. § 77, and seeks certification of the putative class; compensatory damages, and the award of the plaintiff’s and the class’s reasonable costs and expenses incurred in the action. On February 27, 2020, the trial court entered a stipulated order that, among other things, stayed the lawsuit pending entry of an order resolving the motion to dismiss that was pending in the SciPlay IPO matter in New York state court. On September 29, 2020, the trial court entered a stipulated order that extended the stay pending a ruling on class certification in the SciPlay IPO matter in New York state court. On May 12, 2021, the parties in the Nevada lawsuit reached an agreement in principle to settle the lawsuit and so informed the Nevada court, which vacated non-settlement related proceedings in the lawsuit, pending final approval of the settlement agreement by the New York court.
Based on our assessment under ASC 410 and ASC 450 and consideration of the SciPlay IPO matters pending in New York and Nevada described above, we determined that both loss and insurance proceeds loss recovery, which we believe is recoverable under our insurance policy, are deemed probable and reasonably estimable. As a result, we recorded approximately $8 million in Accrued liabilities and Prepaid expenses and other current assets as of September 30, 2021, with no material impact on our statement of operations income for the three and nine-month periods ended September 30, 2021.
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

BUSINESS OVERVIEW
We are a leading developer of technology-based products and services and associated content for the worldwide gaming, lottery, social and digital gaming industries. Our portfolio of revenue-generating activities primarily includes supplying gaming machines and game content, casino-management systems and table game products and services to licensed gaming entities; providing instant and draw-based lottery products, lottery systems and lottery content and services to lottery operators; providing social casino and other mobile games to retail customers; and providing a comprehensive suite of digital RMG and sports wagering solutions, distribution platforms, content, products and services. We also gain access to technologies and pursue global expansion through strategic acquisitions and equity investments. As described in Notes 1 and 2, beginning in the third quarter of 2021, we have reflected the Lottery and Sports Betting businesses as discontinued operations. Accordingly, Lottery is no longer a reportable business segment and we renamed our Digital business segment to iGaming business segment and the presentation was recast for all periods to exclude the Sports Betting business. Accordingly, we report our results of continuing operations in three business segments—Gaming, SciPlay and iGaming—representing our different products and services.
Recent Events
Strategic Review Update
On June 29, 2021, we announced that the Company (1) with the support of its Board of Directors, completed the strategic review, which reaffirmed the strategy to become a content-led growth company with a particular focus on digital markets; and (2) intends to divest the Lottery and Sports Betting (component of our former Digital business segment) businesses creating the path to significantly de-lever and position the Company for enhanced growth. On September 27, 2021, we announced that we had entered into a definitive agreement to sell our Sports Betting business to Endeavor Group Holdings, Inc. (“Endeavor”) in a cash and stock transaction. Under the terms of the agreement, we will receive $1 billion in cash, subject to customary purchase price closing adjustments, and approximately 7.6 million shares of Endeavor Class A common stock (valued at approximately $200 million as of the purchase agreement date). On October 27, 2021, we announced that we entered into a definitive agreement to sell our Lottery business to Brookfield for total consideration of $6.05 billion consisting of $5.825 billion in cash and an earn-out of up to $225 million based on the achievement of certain EBITDA targets in 2022 and 2023. We expect to complete these transactions during the first half of 2022. Beginning in the third quarter of 2021, we have reflected these businesses as discontinued operations in our consolidated statements of operations and reflected the assets and liabilities of these businesses as held for sale in our consolidated balance sheets, for all periods presented. These businesses held for sale are included in our covenant compliance requirements until disposed of and all of their related cash flows are available to the Company without restriction. Refer to Note 2 for further information.
Additionally, as described in Note 1, on July 15, 2021, we submitted a proposal to SciPlay’s board of directors to acquire the remaining 19% equity interest in SciPlay that we do not currently own in an all-stock transaction, following which SciPlay would become a wholly-owned subsidiary of Scientific Games. This proposed transaction is part of our recently announced strategy to become a content-led growth company with a particular focus on digital markets that we believe will unlock the value of our products and technologies. This proposed transaction is subject to the approval of an independent special committee of the SciPlay board of directors, as well as the negotiation and execution of a mutually acceptable merger agreement.
Retrospective reclassifications have been made to prior period financial statements and disclosures to present the Lottery and Sports Betting businesses as discontinued operations (see Note 2). Unless otherwise noted, amounts, percentages and discussion for all periods included below reflect the results of operations and financial condition from the Company’s continuing operations.

Acquisitions
During 2021, we acquired several businesses to expand the portfolio and content for each of our three continuing business segments and businesses held for sale, as noted below (see Note 1 for additional information).
Acquisitions Related to Continuing Operations
•In July of 2021, SciPlay acquired privately-held Koukoi.
•In August of 2021, we acquired privately-held Lightning Box, which has been included in our iGaming business segment.
•In October of 2021, we acquired ACS’s table game solution PlayOn™, subsequently renamed to AToM™, which will be included in our Gaming business segment.
•In November of 2021, we acquired Authentic Gaming, a premium provider of live casino solutions, which will be included in our iGaming business segment.
Acquisitions Related to Discontinued Operations
•In May of 2021, we acquired SportCast, which has been included in the Sports Betting business.
•In September of 2021, we acquired Sideplay, which has been included in the Lottery business.
Impacts of COVID-19 on Business Operations and Financial Results
As also described in the “Description of the Business and Summary of Significant Accounting Policies - Impact of COVID-19” in Note 1 of our 2020 10-K, COVID-19 disruptions continue to impact our results of operations and particularly certain aspects of our Gaming business segment operations due to the widespread closures of gaming operation establishments and restricted reopening of a substantial number of gaming operation establishments coupled with global economic uncertainty. While most gaming establishments have reopened globally and have begun to operate at full capacity, there is a continued risk of future COVID-related developments impacting Gaming business segment results. Additionally, we noted that the U.S. and U.K. markets have rebounded which has had a notable impact on our Gaming operations primarily due to the lifting of restrictions and further elevated by consumer pent up demand from prior periods resulting in higher gross gaming revenues. Gaming operations revenue for the nine months ended September 30, 2021 benefited from the FOBT recovery as described in the Consolidated Results section below.
We continue to see fluctuations in infection rates and regulations for various regions along with ongoing domestic and international travel restrictions or warnings, social distancing measures, reduced operating capacity and an overall economic and general uncertainty regarding the magnitude and length of time that these disruptions will continue. These circumstances may change in the future and such changes could be material. We continue to assess the situation jurisdiction by jurisdiction, actively managing our cash flows and continuing to evaluate additional measures that may reduce operating costs and conserve cash to preserve liquidity as we execute on our strategic initiatives. For more information on the effects that COVID-19 has had on each of our business segments, refer to the individual business segment sections below.
Impact of COVID-19 on Liquidity
Our only financial maintenance covenant (excluding SciPlay’s Revolver) is contained in SGI’s credit agreement. For information regarding the impact of COVID-19 on liquidity and other requirements, please refer to the “Description of the Business and Summary of Significant Accounting Policies” in Note 1 and Item 7 “Management’s Discussion and Analysis of Financial Condition and Results of Operations” under the “Business Overview” along with the “Liquidity, Capital Resources and Working Capital” sections of our 2020 10-K. In October 2021, we made a voluntary payment of $135 million on SGI’s revolving credit facility leaving the entire revolving credit facility undrawn and available.
Segments
We report our operations in three business segments—Gaming, SciPlay and iGaming (former Digital business segment excluding Sports betting)—representing our different products and services. See “Business Segments Results” below and Note 4 for additional business segment information. As a result of our strategic changes and pending divestitures of the Lottery and Sports Betting businesses, starting with the third quarter of 2021, we re-assessed how our CODM evaluates the operating results and performance of our Gaming business segment that resulted in an immaterial change to the Gaming business Segment AEBITDA calculation, which is our primary measure of the Gaming business segment performance measure of profit or loss. The Gaming business segment AEBITDA, has been recast for all periods presented herein to exclude EBITDA from equity investments to align with this new view.

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

	Three Months Ended September 30,				Nine Months Ended September 30,
	2021		2020		2021		2020
($ in millions)	Revenue	% Consolidated Revenue	Revenue	% Consolidated Revenue	Revenue	% Consolidated Revenue	Revenue	% Consolidated Revenue
Foreign Currency:
British Pound Sterling	$40	7%	$39	9%	$140	9%	$99	8%
Euro	41	8%	35	8%	119	8%	108	9%

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
CONSOLIDATED RESULTS

	Three Months Ended September 30,		Variance		Nine Months Ended September 30,		Variance
($ in millions)	2021	2020	2021 vs. 2020		2021	2020	2021 vs. 2020
Total revenue	$539	$432	$107	25%	$1,572	$1,219	$353	29%
Total operating expenses	505	462	43	9%	1,466	1,454	12	1%
Operating income (loss)	34	(30)	64	213%	106	(235)	341	145%
Net loss from continuing operations before income taxes	(72)	(184)	112	61%	(202)	(649)	447	69%
Net income (loss) from continuing operations	100	(187)	287	153%	(38)	(657)	619	94%
Net income from discontinued operations, net of tax	87	76	11	14%	329	193	136	70%
Net income (loss) attributable to SGC	$182	$(117)	$299	256%	$276	$(479)	$755	158%

Revenue

Consolidated Revenue by Business Segment
(in millions)

Three Months Ended September 30, 2021 and 2020	Nine Months Ended September 30, 2021 and 2020

As described in the “Recent Events – Impact of COVID-19” section above, our total revenue, primarily revenues for the Gaming business segment, were significantly impacted in the prior year periods. Although these business disruptions continued to adversely impact certain aspects of our Gaming revenue in the first half of 2021, the re-opening of venues, lifting of restrictions, increased travel, and distribution of vaccines along with pent up consumer demand have caused the Gaming business segment to see more activity and thereby have helped drive the three and nine-month improvements for the periods presented. Particularly, our Gaming operations revenue demonstrated strong growth and exceeded third quarter 2019 levels driven by strong product performance and increased market share. Machine and table product revenue continue to be impacted by reduced capital expenditures of casino operators coupled with ongoing COVID-19 restrictions impacting casino operating capacity.
SciPlay revenue decreased for the three-month period as a result of declining paying player engagement due to the easing of stay-at-home measures compared to the height of COVID-19 prevention measures in the prior comparable year and softness in the middle of the quarter at Jackpot Party® Casino since stabilized in October, partially offset by strong monetization metrics and by growth at Gold Fish® Casino. Revenue increased for the nine-month period due to elevated player engagement from continued COVID-19 prevention measures during the first quarter of 2021 compared to limited COVID-19 prevention measures during the first quarter of 2020 in addition to the introduction of new content and features resulting in increased paying player interaction.
iGaming revenues increased for both periods due to continuing growth in the U.S. market as iGaming is live in five U.S. states with a 27% market share.
Gaming operations revenue for the nine months ended September 30, 2021 benefited from $44 million U.K. FOBT recovery received from certain U.K. customers. The FOBT recovery is related to a 2020 U.K. court ruling, associated with overcharging of value-added tax for previous services rendered to gaming operators and consequently reduced our net gaming revenue in those affected prior periods related to these customers and arrangements.
Operating Expenses

	Three Months Ended September 30,		Variance		Nine Months Ended September 30,		Variance
($ in millions)	2021	2020	2021 vs. 2020		2021	2020	2021 vs. 2020
Operating expenses:
Cost of services	$90	$86	$4	5%	$273	$250	$23	9%
Cost of product sales	63	66	(3)	(5)%	166	197	(31)	(16)%
Selling, general and administrative	164	146	18	12%	502	459	43	9%
Research and development	47	36	11	31%	140	110	30	27%
Depreciation, amortization and impairments	96	111	(15)	(14)%	289	336	(47)	(14)%
Goodwill impairment	—	—	—	—	—	54	(54)	nm
Restructuring and other	45	17	28	165%	96	48	48	100%
Total operating expenses	$505	$462	$43	9%	$1,466	$1,454	$12	1%

(1) nm = not meaningful.

Cost of Revenue
Total cost of revenue increased as a direct result of higher revenue due to the global economy beginning to recover as easing of COVID-19 restrictions continues. The increases in total cost of revenue for the three-month period were partially offset by the prior year period including $15 million in Gaming cost of product inventory valuation charges for excess and obsolete inventory. The decrease in total cost of revenue for the nine-month period was primarily due to prior year period including $45 million in Gaming cost of product inventory valuation charges for excess and obsolete inventory.
SG&A
SG&A increased in both periods primarily due to (1) higher stock-based compensation expenses of $10 million and $43 million, respectively, primarily driven by the acceleration of the expense as a result of attainment of certain targets for some of our directors coupled with the new equity awards issued at a higher fair value given the increase in our stock price compared to the prior period and (2) higher salaries, wages and other compensation of $21 million and $53 million, respectively as a result of the prior year experiencing temporary austerity measures implemented to reduce costs during the COVID-19 disruption. The increase in SG&A for the nine-month period was partially offset by the prior year period including $41 million in higher Gaming business segment allowance for credit loss charges that reflected credit deterioration and credit weakness specifically in our Latin America receivables portfolio due to the COVID-19 disruptions.
As a result of the pending divestitures of the Lottery and Sports Betting businesses, the Company's compensation committee is in the process of modifying various incentive and equity awards for the key employees of the businesses being sold, which are expected to result in a material increase in stock based compensation expense during the fourth quarter and through the close of these transactions.
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
Goodwill Impairment
Goodwill impairment recorded during the prior year nine-month period was related to our legacy U.K. Gaming reporting unit.
Restructuring and Other
The increase in restructuring and other in both periods is primarily due to charges related to the announced sales of the Lottery and Sports Betting businesses and to a lesser extent business optimization initiatives implementation costs primarily associated with efficiency programs, partially offset by higher COVID-19 business disruption charges in the prior year periods.
Other Factors Affecting Net Income (Loss) Attributable to SGC

	Three Months Ended September 30,		Nine Months Ended September 30,		Factor Affecting Net Income (Loss) Attributable to SGC
(in millions)	2021	2020	2021	2020	2021 vs. 2020
Gain (loss) on remeasurement of debt	$12	$(24)	$30	$(26)	Gains and (losses) are attributable to remeasurement of the 2026 Secured Euro Notes and 2026 Unsecured Euro Notes and reflect changes in the Euro vs. the U.S. Dollar foreign exchange rates between the periods. 73% of our Euro Notes were not treated as a net investment hedge in the third quarter of 2021 compared to 82% in the third quarter of 2020.
Other income (expense), net	2	2	22	(8)	The increase for the nine month period is primarily due to higher impact of foreign currency exchange rates coupled with a $7 million gain on sale of certain assets included in the current year.
Income tax benefit (expense)	172	(3)	164	(8)	The increase is primarily due to the release of the valuation allowance recorded during the third quarter of 2021 (see Note 14 and below).
As described in Note 14 and as a result of the signed definitive agreement to sell our Sports Betting business, during the third quarter of 2021 we reversed a portion of our valuation allowance on our U.S. federal and state deferred tax assets, which resulted in a $181 million income tax benefit recorded during the third quarter of 2021. Additionally, as a result of the pending sale of the Lottery business (as described in Note 1 and above) we have concluded that there is a reasonable possibility that additional existing U.S. federal and state valuation allowances could be released within the next twelve months. If released, they may have a significant impact on net income in the quarter in which it is deemed appropriate to release the reserve. We continue to maintain other valuation allowances for certain non-U.S. jurisdictions with cumulative losses.
Discontinued Operations
The $19 million or 7% increase in revenue for the three-month period is primarily due to higher Lottery instant products and systems revenue due to the impact of COVID-19 on the prior year results, coupled with higher revenue from the Sports Betting business due to continued growth and expansion in the U.S. sports-betting market. The increase in revenue drove the increase in net income from discontinued operations, net of tax by $11 million or 14%. The increase in operating expenses and operating income associated with discontinued operations is primarily driven by the higher revenues as described above. Refer to Note 2 for further information on our discontinued operations.

The $117 million or 16% increase in revenue for the nine-month period is primarily due to higher Lottery instant products and systems revenue due to the impact of COVID-19 on the prior year results coupled with the large lottery jackpots in the first half of 2021 driving both instant products sales and system increases, coupled with higher revenue from the Sports Betting business due to continued growth and expansion in the U.S. sports-betting market. These increases in revenue drove the increase in net income from discontinued operations, net of tax by $136 million or 70%. The increase in operating expenses and operating income associated with discontinued operations is primarily driven by the higher revenues as described above.
See “Business Segments Results” below for a more detailed explanation of the significant changes in our components of revenue within the individual segment results of operations.
BUSINESS SEGMENTS RESULTS (for the three and nine months ended September 30, 2021 compared to the three and nine months ended September 30, 2020)
GAMING
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
Current Year Update
See the “Business Overview – Recent Events – Impact of COVID-19” section above for a description of the COVID-19 impact on our Gaming business segment, which had an overall adverse effect on our results of operations and cash flows in 2020 and continuing into the third quarter of 2021, but to a lesser extent. Our results of operations and cash flows are recovering as social distancing measures (including reduced floor capacities, table play customer limitations and reduction of slot machines available for play) have generally been rolled back, however some measures continue to be enforced in certain jurisdictions. We are starting to see an increase in the demand for our Gaming products as the easing of restrictions continues and gaming operators are beginning to return to pre-COVID levels. Particularly, we are seeing strong demand and orders, however we are experiencing some supply chain challenges that could impact our ability to meet demand for our products and delay the timing of fulfillment of these orders and consequently the timing of revenue recognition.
In October of 2021, we acquired ACS’s table game solution PlayOnTM, a cashless product line that provides players with a debit solution at live table games (see Note 1). PlayOnTM was renamed to AToMTM.
See also “Description of the Business and Summary of Significant Accounting Policies - Impact of COVID-19” in Note 1 of our 2020 10-K.
Results of Operations and KPIs

Three and Nine Months Ended September 30, 2021 and 2020

Revenue

	Three Months Ended September 30,		Variance		Nine Months Ended September 30,		Variance
($ in millions)	2021	2020	2021 vs. 2020		2021	2020	2021 vs. 2020
Revenue:
Gaming operations	$151	$92	$59	64%	$445	$227	$218	96%
Machine sales	95	71	24	34%	249	216	33	15%
Systems	52	43	9	21%	146	115	31	27%
Table products	41	25	16	64%	109	82	27	33%
Total revenue	$339	$231	$108	47%	$949	$640	$309	48%

F/X impact on revenue	$3	$1	$2	200%	$15	$(1)	$16	(1,600)%

Gaming KPIs:
U.S. and Canada units:
Installed base at period end	30,396	30,208	188	1%	30,396	30,208	188	1%
Average daily revenue per unit	$42.66	$26.90	$15.76	59%	$41.13	$21.18	$19.95	94%

International units(1):
Installed base at period end	30,644	33,493	(2,849)	(9)%	30,644	33,493	(2,849)	(9)%
Average daily revenue per unit	$11.78	$5.65	$6.13	108%	$7.99	$4.05	$3.94	97%

Gaming machine unit sales:
U.S. and Canada new unit shipments	3,223	3,114	109	4%	8,387	7,435	952	13%
International new unit shipments	1,780	1,887	(107)	(6)%	4,187	6,807	(2,620)	(38)%
Total new unit shipments	5,003	5,001	2	—%	12,574	14,242	(1,668)	(12)%
Average sales price per new unit	$16,099	$12,881	$3,218	25%	$16,582	$14,436	$2,146	15%
(1) Excludes the impact of game content licensing revenue.

Gaming revenue was adversely affected in 2020 which continued to a lesser extent into 2021, but is recovering as social distancing measures are being rolled back, although some measures continue to be enforced in certain jurisdictions, as noted above. While the restrictions continue to be eased and removed in some geographies, the mitigation measures are expected to continue for an indeterminate amount of time, which will continue to affect consumer behavior, and thus, we continue to see some impact on our Gaming segment.
Gaming Operations
Gaming operations revenue increased for both periods primarily due to the significant impact of COVID-19 disruptions on the prior year periods as described in the Consolidated Results – Revenue section above. During the three-month period, Gaming operations had a 188-unit increase in the U.S. and Canada installed base along with increases in average daily revenue per unit for the three and nine-month periods of $15.76 and $19.95 for the U.S. and Canada units and $6.13 and $3.94 for the International units, respectively, which were all primarily caused by the COVID-19 disruptions in the prior year and current year recovery. Additionally, International ending installed base units decreased by 2,849-units primarily due to the closure of certain LBOs in the U.K. that haven’t yet recovered from the pandemic along with the reduction of some underperforming units in Latin America. Additionally, Gaming operations revenue for the nine months ended September 30, 2021 benefited from FOBT recovery in the U.K. as described in the Consolidated Results - Revenue section above.
Gaming Machine Sales
Gaming machine sales revenue increased primarily due to higher sales of replacement units in the U.S and Canada along with a higher average sales price per new unit. Additionally, the impact of COVID-19 on the prior year periods as described above, resulted in lower unit shipments in the prior year periods. The following table summarizes Gaming machine sales changes:

	Three Months Ended September 30,		Variance		Nine Months Ended September 30,		Variance
	2021	2020	2021 vs. 2020		2021	2020	2021 vs. 2020
U.S. and Canada unit shipments:
Replacement units	2,887	1,523	1,364	90%	7,051	3,907	3,144	80%
Casino opening and expansion units	336	1,591	(1,255)	(79)%	1,336	3,528	(2,192)	(62)%
Total unit shipments	3,223	3,114	109	4%	8,387	7,435	952	13%

International unit shipments:
Replacement units	1,690	1,887	(197)	(10)%	2,346	6,246	(3,900)	(62)%
Casino opening and expansion units	90	—	90	nm	1,841	561	1,280	228%
Total unit shipments	1,780	1,887	(107)	(6)%	4,187	6,807	(2,620)	(38)%
Operating Expenses and AEBITDA
Operating expenses decreased in the three-month period by $2 million primarily due to $9 million in lower restructuring and other, $12 million in lower D&A primarily driven by fully depreciated assets related to prior acquisitions, which were partially offset by $9 million in higher SG&A costs and $8 million in higher R&D costs, both due to higher Salaries and Benefits caused by the austerity measures implemented in the prior year in response to the COVID-19 disruptions coupled with $3 million in higher cost of revenue associated with the increase in revenue as described above.
Operating expenses decreased in the nine-month period by $130 million, primarily due to a number of charges in the prior year period, which did not recur in 2021. The prior year period included: (1) a $54 million goodwill impairment charge related to our U.K. Gaming unit, which was recorded during the first quarter of 2020; (2) $41 million in higher allowance for credit loss charges; and (3) $45 million in inventory valuation charges to cost of products.
AEBITDA as a percentage of revenue (“AEBITDA margin”) for the three and nine-month periods increased by 18 and 29 percentage points to 51% and 50%, respectively, which is primarily related to increased revenues coupled with the lower allowance for credit loss and inventory valuation charges in the current year periods as described above. The nine-month period ended September 30, 2021 also benefited from the FOBT recovery in the U.K. of $44 million.
SCIPLAY
Our SciPlay business segment is a leading developer and publisher of social games on mobile and web platforms. SciPlay currently offers eight core games, including social casino games Jackpot Party® Casino, Gold Fish® Casino, Quick

Hit® Slots and Hot Shot Casino®, and casual games 88 Fortunes® Slots, Bingo Showdown®, MONOPOLY® Slots, and Solitaire Pets™ Adventure. SciPlay’s social casino games typically include slots-style game play and occasionally include table games-style game play, while SciPlay’s casual games blend slots-style or bingo game play with adventure game features. All of SciPlay’s games are offered and played on multiple platforms, including Apple, Google, Facebook, Amazon, and the Microsoft platform. In addition to SciPlay’s internally created games, SciPlay’s content library includes recognizable, real-world slot and table games content from SGC. This content allows players who like playing land-based slot machines to enjoy some of those same titles in SciPlay’s free-to-play games. SciPlay has access to SGC’s library of more than 1,500 iconic casino titles, including titles and content from third-party licensed brands such as MONOPOLY™, THE FLINTSTONES™, JAMES BOND™, MICHAEL JACKSON™ and PLAYBOY™.
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
Current Year Update
In March 2020, the World Health Organization declared the rapidly spreading COVID-19 outbreak a pandemic. In response to the COVID-19 pandemic, governments across the world implemented measures to prevent its spread, including the temporary closure of all non-essential businesses and travel restrictions. Many of our current and potential players had significantly more free time to play our games during this period. As business closures, stay-at-home measures, and travel restrictions have begun to be lifted during 2021, we have seen player engagement recede in recent quarters as our players’ lives return to normal. However, we are still seeing a higher level of paying player engagement as compared to the pre-COVID time period. We are not able to predict and quantify the ultimate impact of further COVID-19 developments on our results of operations in future periods.
In July of 2021, SciPlay acquired privately held Koukoi, a Finland-based developer and operator of casual mobile games which allows us to expand our casual games portfolio (see Note 1).
Results of Operations and KPIs

Three and Nine Months Ended September 30, 2021 and 2020
Revenue

	Three Months Ended September 30,		Variance		Nine Months Ended September 30,		Variance
($ in millions)	2021	2020	2021 vs. 2020		2021	2020	2021 vs. 2020
Revenue:
Mobile	$131	$132	$(1)	(1)%	$400	$377	$23	6%
Web and other	16	19	(3)	(16)%	52	58	(6)	(10)%
Total revenue	$147	$151	$(4)	(3)%	$452	$435	$17	4%

SciPlay KPIs:
Mobile Penetration(1)	89%	87%	2pp	nm	88%	87%	1pp	nm
Average MAU(2)	6.1	7.3	(1.2)	(16)%	6.3	7.6	(1.3)	(17)%
Average DAU(3)	2.3	2.6	(0.3)	(12)%	2.4	2.7	(0.3)	(11)%
ARPDAU(4)	$0.69	$0.63	$0.06	10%	$0.70	$0.59	$0.11	19%
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
For the three-month period, revenues decreased as a result of declining paying player engagement due to the easing of stay-at-home measures compared to the height of COVID-19 prevention measures in the prior comparable year and softness in the middle of the quarter in Jackpot Party® Casino which has since stabilized in October, partially offset by strong monetization metrics and by growth at Gold Fish® Casino.
For the nine-month period, revenues increased due to elevated player engagement from continued COVID-19 prevention measures during the first quarter of 2021 compared to limited COVID-19-prevention measures for most of the first quarter of 2020 in addition to the introduction of new content and features resulting in increased paying player interaction.
The increase in mobile penetration percentage for both comparable periods primarily reflects a continued trend of players migrating from web to mobile platforms to play our games.
Average MAU and average DAU for both comparable periods decreased due to the turnover in users. ARPDAU increased as a function of lower average DAU for periods presented.
Operating Expenses and AEBITDA
For the three-month period, operating expenses decreased primarily due to a $10 million decrease in stock-based compensation along with a $2 million decrease in marketing expenses as a result of a decrease in user acquisition spend.
For the nine-month period, operating expenses increased primarily due to a $5 million increase in R&D as a result of higher compensation and benefit costs due to a 7% increase in research and development headcount, coupled with an increase in D&A.
AEBITDA for the three-month period decreased primarily due to the decline in revenue, while AEBITDA for the nine-month period decreased primarily due to an increase in operating expenses, as described above, which was partially offset by an increase in revenue.
AEBITDA margin decreased for the three-month period by 2 percentage points to 31%, primarily due to higher SG&A and R&D expenses. AEBITDA margin for the nine-month period decreased by 2 percentage points to 31% primarily due to the increase in operating expenses driven by R&D expenses, as described above.
iGAMING
Beginning in the third quarter of 2021, we renamed our Digital business segment to iGaming business segment and the presentation was recast for all periods to exclude the Sports Betting business due to the pending sale, as described in Note 1. Our iGaming business segment provides a comprehensive suite of digital online gaming content, including digital RMG, distribution platforms, content, products and services. We derive revenue from our content aggregation platforms, including Open Gaming System, remote gaming servers, and various other platforms, which can deliver a wide spectrum of internally developed and branded casino-style games and popular third-party provider casino-style games to gaming operators. We also provide the Open Platform System which offers a wide range of reporting and administrative functions and tools providing operators full control over all areas of digital gaming operations. Generally, we host the play of our game content on our centrally located servers that are integrated with the online casino operators’ websites.
Current Year Update
We continue to expand our customer base and capitalize on growth in the U.S. by leveraging our industry leading platforms, content and solutions. Currently, iGaming is live in five U.S. states with a 27% market share.
In August of 2021, we acquired Lightning Box, which expanded our iGaming content portfolio (see Note 1 for additional information).
In November 2021, we acquired Authentic Gaming, a premium provider of live casino solutions, providing a foothold in a key vertical and the fastest growing part of the iGaming market. The acquisition enhances our premium product offering and is highly synergistic with our leading iGaming platform and our land-based and proprietary table game content.
Results of Operations and KPIs

Three and Nine Months Ended September 30, 2021 and 2020

The increases in revenue of 6% and 19% and in AEBITDA of 13% and 30% for the three and nine months periods, respectively, are primarily due to iGaming market expansion in the U.S. and higher player activity and turnover. The revenue increase was partially offset by the winding down of our SG Universe® services, which had a $2 million and $10 million impact on the three and nine month periods, respectively, which impacted our three and nine month period revenue by 4% and 9%, respectively.
AEBITDA margin for the three and nine-month periods increased by 2 and 3 percentage points to 34% and 35%, respectively.
RECENTLY ISSUED ACCOUNTING GUIDANCE
We do not expect that any recently issued accounting guidance will have a significant effect on our consolidated financial statements.
CRITICAL ACCOUNTING ESTIMATES
For a description of our policies regarding our critical accounting estimates, see “Critical Accounting Estimates” in Item 7 “Management’s Discussion and Analysis of Financial Condition and Results of Operations” included in our 2020 10-K.
There have been no significant changes in our critical accounting estimate policies or the application of those policies to our condensed consolidated financial statements from those presented in Item 7 “Management's Discussion and Analysis of Financial Condition and Results of Operations” included in our 2020 10-K.
LIQUIDITY, CAPITAL RESOURCES AND WORKING CAPITAL
Cash and Available Liquidity

As of September 30, 2021, our principal sources of liquidity, other than cash flows provided by operating activities, were cash and cash equivalents, including SciPlay cash and cash equivalents (for our SciPlay business segment), cash and cash equivalents of businesses held for sale and amounts available under the SciPlay Revolver (for our SciPlay business segment).
Cash and Available Revolver Capacity

(in millions)	Cash and cash equivalents	Revolver capacity	Revolver capacity drawn or committed to letters of credit	Total
SGC (excluding SciPlay and businesses held for sale)	$451	$650	$(147)	$954
Businesses held for sale	62	—	—	62
SciPlay	331	150	—	481
Total as of September 30, 2021	$844	$800	$(147)	$1,497

SGC (excluding SciPlay and businesses held for sale)	$659	$650	$(547)	$762
Businesses held for sale	88	—	—	88
SciPlay	269	150	—	419
Total as of December 31, 2020	$1,016	$800	$(547)	$1,269

Total cash held by our foreign subsidiaries (including discontinued operations) was $197 million and $173 million as of September 30, 2021 and December 31, 2020, respectively. We believe that substantially all cash held outside the U.S. is free from legal encumbrances or similar restrictions that would prevent it from being available to meet our global liquidity needs.
Our Gaming operations and Lottery systems businesses (included in our discontinued operations) generally require significant upfront capital expenditures, and we may need to incur additional capital expenditures in order to retain or win new contracts. Our ability to make payments on and to refinance our indebtedness and other obligations depends on our ability to generate cash in the future. We may also, from time to time, repurchase or otherwise retire or refinance our debt, through our subsidiaries or otherwise. In the event we pursue significant acquisitions or other expansion opportunities, we may need to raise additional capital. If we do not have adequate liquidity to support these activities, we may be unable to obtain financing for these cash needs on favorable terms or at all. For additional information regarding our cash needs and related risks, see “Risk Factors” under Part I, Item 1A in our 2020 10-K.
In addition, Lottery (included in our discontinued operations) customers in the U.S. generally require service providers to provide performance bonds in connection with the relevant contract. As of September 30, 2021, our outstanding performance bonds totaled $270 million. Our ability to obtain performance bonds on commercially reasonable terms is subject to our financial condition and to prevailing market conditions, which may be impacted by economic and political events. Although we have not experienced difficulty in obtaining such bonds to date, we cannot assure that we will continue to be able to obtain performance bonds on commercially reasonable terms, or at all. For additional information regarding our surety or performance bonds in connection with our contracts, see “Risk Factors” under Part I, Item 1A in our 2020 10-K.
In October 2021, we made a voluntary payment of $135 million on SGI’s revolving credit facility leaving the entire revolving credit facility undrawn and available.
Cash Flow Summary

	Nine Months Ended September 30,		Variance
($ in millions)	2021	2020	2021 vs. 2020
Net cash provided by operating activities from:
Continuing operations	$199	$2	$197
Discontinued operations	260	310	(50)
Net cash provided by operating activities	459	312	147
Net cash used in investing activities from:
Continuing operations	(148)	(91)	(57)
Discontinued operations	(58)	(43)	(15)
Net cash used in investing activities	(206)	(134)	(72)
Net cash (used in) provided by financing activities from:
Continuing operations	(484)	591	(1,075)
Discontinued operations	(8)	(4)	(4)
Net cash (used in) provided by financing activities	(492)	587	(1,079)
Effect of exchange rate changes on cash, cash equivalents and restricted cash	(3)	1	(4)
(Decrease) increase in cash, cash equivalents and restricted cash	$(242)	$766	$(1,008)
Cash Flows from Operating Activities

	Nine Months Ended September 30,		Variance
($ in millions)	2021	2020	2021 vs. 2020
Net income (loss)	$291	$(464)	$755
Less: income from discontinued operations, net of tax	(329)	(193)	(136)
Adjustments to reconcile net income (loss) from continuing operations to net cash provided by operating activities from continuing operations	358	560	(202)
Changes in working capital accounts, excluding the effects of acquisitions	51	90	(39)
Changes in deferred income taxes and other	(172)	9	(181)
Net cash provided by operating activities from continuing operations	$199	$2	$197
Net cash provided by operating activities (after adjustments to reconcile net loss from continuing operations to net cash provided by operating activities from continuing operations and changes in deferred income taxes and other) increased primarily due to a $236 million increase in earnings as a result of the lifting of certain COVID-19 related restrictions, which was partially offset by a $39 million unfavorable change in working capital accounts. The current year improvement includes $44 million in FOBT recovery as described in the Consolidated Results – Revenue section above, which based on its nature is not expected to recur in future periods.
Changes in working capital accounts, excluding the effects of acquisitions from continuing operations, for the nine months ended September 30, 2021 were primarily driven by higher billings as recovery from the COVID-19 pandemic continues to gain momentum with eased restrictions and continued progress towards the return to pre-COVID levels of business, coupled with cash management and timing of expenditures.
Net cash provided by operating activities from discontinued operations increased due to higher cash flows from discontinued operations driven by higher Lottery instant products and systems revenue due to the impact of COVID-19 on the prior year results coupled with the large lottery jackpots in the first half of 2021 driving both instant products sales and system increases.
Cash Flows from Investing Activities
Net cash used in investing activities from continuing operations increased primarily due to higher acquisitions of businesses completed during 2021, as described in Note 1, and higher capital expenditures. Capital expenditures are composed of investments in systems, equipment and other assets related to contracts, property and equipment, intangible assets and software.
Net cash used in investing activities from discontinued operations increased primarily due to acquisitions completed during 2021, as described in Note 1, higher additions to equity method investments and capital expenditures.

Cash Flows from Financing Activities
Net cash used in financing activities increased primarily due to repayments of $400 million under SGI’s revolving credit facility compared to the prior year period $440 million net draw on SGI’s revolving credit facility and net issuance of senior term loans of $209 million, coupled with $10 million in higher licensing payments during 2021.
Credit Agreement and Other Debt
For additional information regarding our credit agreement and other debt, interest rate risk and interest rate hedging instruments, see Notes 15 and 16 and Item 7A “Quantitative and Qualitative Disclosures About Market Risk” in our 2020 10-K and Item 3 below.
We intend to repay, refinance and/or restructure a significant portion of our existing indebtedness to significantly de-lever and position the Company for enhanced growth following the receipt of cash from the pending divestitures (see Note 1), which we would expect to significantly change the terms and outstanding amounts of our debt.
Off-Balance Sheet Arrangements
As of September 30, 2021, we did not have any significant off-balance sheet arrangements.
Contractual Obligations
There have been no material changes to our contractual obligations disclosed under Item 7 “Management’s Discussion and Analysis of Financial Condition and Results of Operations — Liquidity, Capital Resources and Working Capital — Contractual Obligations” in our 2020 10-K, other than those related to the acquisitions described in Note 1.
Item 3. Quantitative and Qualitative Disclosures about Market Risk
Market risk is the risk of loss arising from adverse changes in market rates and prices, such as interest rates, foreign exchange rates and commodity prices. The following are our primary exposures to market risks:
Interest Rate Risk
As of September 30, 2021, the face value of long-term debt was $8,935 million, including $4,163 million of variable-rate obligations. Assuming a constant outstanding balance for our variable-rate long term debt, a hypothetical 1% change in interest rates would decrease/increase interest expense by approximately $42 million. All of our interest rate sensitive financial instruments are held for other than trading purposes.
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
As of September 30, 2021, if these cross-currency interest rate swap agreements were ineffective, the fluctuations in the exchange rates between the Euro and the U.S. Dollar would impact the amount of U.S. Dollars that we would require to settle the Euro-denominated debt at maturity of these agreements. A hypothetical 10% change in the U.S. Dollar in comparison to the Euro exchange rate upon inception of the cross-currency interest rate swap would have increased/decreased our obligation to cash settle the exchanged principal portion in U.S. Dollars by approximately $46 million.
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

Fluctuations in the exchange rates between the Euro and the U.S. Dollar will impact the amount of U.S. Dollars that we will require to settle the 2026 Secured Euro Notes and 2026 Unsecured Euro Notes at maturity. A hypothetical 10% change in U.S. Dollar in comparison to the Euro as of September 30, 2021, would have increased/decreased our obligation to cash settle the principal portion of the 2026 Secured and Unsecured Euro Notes in U.S. Dollars by approximately $67 million.
The completion of the pending disposition of the discontinued operations is expected to result in a reduction of net investments in our international subsidiaries available for hedging, which could result in increased volatility in our operating results.
For additional information regarding interest rate swap contracts, cross-currency interest rate swaps and net investment non-derivative hedges, see Note 12.
Item 4. Controls and Procedures
Under the supervision and with the participation of our management, including the Chief Executive Officer and Chief Financial Officer, we have evaluated the effectiveness of our disclosure controls and procedures as required by Exchange Act Rule 3a-15(b) as of the end of the period covered by this report. Based on that evaluation, the Chief Executive Officer and Chief Financial Officer have concluded that these disclosure controls and procedures are effective as of September 30, 2021.
There were no changes in our internal control over financial reporting during the three months ended September 30, 2021 that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.
PART II. OTHER INFORMATION
Item 1. Legal Proceedings
For a description of our legal proceedings, see Note 16 in this Quarterly Report on Form 10-Q and Note 21 in our 2020 10-K.
Item 1A. Risk Factors
There have been no material changes in our risk factors from those disclosed under Item 1A “Risk Factors” included in our 2020 10-K, except as noted below.
We have signed definitive agreements to sell our Lottery and Sports Betting businesses (the “Pending Divestitures”) and have submitted a proposal to acquire the public shares of our SciPlay business (the “Proposed SciPlay Acquisition”), but there can be no assurance regarding the timing of completion of the Pending Divestitures or Proposed SciPlay Acquisition, that a definitive agreement will be executed for the Proposed SciPlay Acquisition, that the Pending Divestitures or the Proposed SciPlay Acquisition will yield additional value for our stockholders or that the Pending Divestitures or the Proposed SciPlay Acquisition will not adversely impact our business, financial results, results of operations, cash flows or stock price.
On June 29, 2021, we announced our intention to divest our Lottery and Sports Betting businesses. On July 15, 2021, we submitted a proposal to the board of directors of SciPlay Corporation to acquire the remaining 19% equity interest in SciPlay Corporation that we do not currently own in an all-stock transaction, following which SciPlay would become a wholly-owned subsidiary of Scientific Games. On September 27, 2021, we announced that we had entered into a definitive agreement to sell our Sports Betting business to Endeavor in a cash and stock transaction valued at $1.2 billion, subject to certain customary adjustments. On October 27, 2021, we announced that we entered into a definitive agreement to sell our Lottery business to Brookfield for total consideration of $6.05 billion consisting of $5.825 billion in cash and an earn-out of up to $225 million based on the achievement of certain EBITDA targets in 2022 and 2023.
The Proposed SciPlay Acquisition and the Pending Divestitures expose us to a number of risks and uncertainties, including continued diversion of management’s time to the processes; the incurrence of significant expenses associated with the review and pursuit of any transaction; increased difficulties in attracting, retaining or motivating key management personnel; the potential loss of key customers, suppliers, vendors and other key business partners; in the case of the Proposed SciPlay Acquisition, the failure to reach a definitive agreement for the acquisition, the inability to obtain necessary regulatory approvals or otherwise satisfy conditions required in order to consummate such transactions; the need to provide transition services, which may result in additional costs and the diversion of resources and focus; a reduction of net investments in our international subsidiaries available for hedging, which could result in increased volatility in our operating results; and exposure to potential litigation. Any of these factors could disrupt our business and could have a material adverse effect on our business, financial condition, results of operations, cash flows or stock price.
Additionally, we may not be able to realize the anticipated operational, strategic or financial benefits from the Proposed SciPlay Acquisition and the Pending Divestitures including (i) our ability to transform and execute on our strategic vision to become the leading cross-platform global game company and (ii) any repayment, refinancing and/or restructuring of existing indebtedness on terms acceptable to us with net proceeds of the Pending Divestitures. There can be no assurance that any of these transactions and anticipated benefits will provide greater value to our stockholders than that reflected in our current stock price. The proposed transactions and anticipated benefits are dependent upon a number of factors that may be beyond our control, including among other factors, market conditions (including the impact of the COVID-19 pandemic), industry trends, regulatory developments, litigation and the interest of third parties in these businesses.
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
Item 2. Unregistered Sales of Equity Securities and Use of Proceeds
There was no stock repurchase activity during the three months ended September 30, 2021.
Item 3. Defaults Upon Senior Securities
None.
Item 4. Mine Safety Disclosures
Not applicable.
Item 5. Other Information
None.

Item 6. Exhibits

Exhibit Number	Description
2.1
Equity Purchase Agreement, dated as of September 27, 2021, by and among Scientific Games Corporation, Endeavor Operating Company, LLC and Endeavor Group Holdings, Inc. (solely for the purposes set forth therein) (incorporated by reference to Exhibit 2.1 to Scientific Games Corporation's Current Report on Form 8-K filed on September 28, 2021).

2.2
Equity Purchase Agreement, dated as of October 27, 2021, by and between Scientific Games Corporation and BCP Acquisitions LLC (incorporated by reference to Exhibit 2.1 to Scientific Games Corporation's Current Report on Form 8-K filed on October 28, 2021).

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

4.1
Supplemental Indenture, dated as of August 19, 2021, by and among Scientific Games International, Inc., Scientific Games, Inc. and the other guarantors party thereto and Deutsche Bank Trust Company Americas, as trustee and collateral agent, relating to the Indenture, dated as of October 17, 2017, as amended and supplemented, relating to the 5.000% Senior Secured Notes due 2025.(†)

4.2
Supplemental Indenture, dated as of August 19, 2021, by and among Scientific Games International, Inc., Scientific Games, Inc. and the other guarantors party thereto and Deutsche Bank Trust Company Americas, as trustee, relating to the Indenture, dated as of July 1, 2020, as amended and supplemented, relating to the 8.625% Senior Unsecured Notes due 2025.(†)

4.3
Supplemental Indenture, dated as of August 19, 2021, by and among Scientific Games International, Inc., Scientific Games, Inc. and the other guarantors party thereto and Deutsche Bank Trust Company Americas, as trustee, registrar and transfer agent, relating to the Indenture, dated as of February 14, 2018, as amended and supplemented, relating to the 5.500% Senior Unsecured Notes due 2026.(†)

4.4
Supplemental Indenture, dated as of August 19, 2021, by and among Scientific Games International, Inc., Scientific Games, Inc. and the other guarantors party thereto and Deutsche Bank Trust Company Americas, as trustee, collateral agent, registrar and transfer agent, relating to the Indenture, dated as of February 14, 2018, as amended and supplemented, relating to the 3.375% Senior Secured Notes due 2026.(†)

4.5
Supplemental Indenture, dated as of August 19, 2021, by and among Scientific Games International, Inc., Scientific Games, Inc. and the other guarantors party thereto and Deutsche Bank Trust Company Americas, as trustee, relating to the Indenture, dated as of March 19, 2019, as amended and supplemented, relating to the 8.250% Senior Unsecured Notes due 2026.(†)

4.6
Supplemental Indenture, dated as of August 19, 2021, by and among Scientific Games International, Inc., Scientific Games, Inc. and the other guarantors party thereto and Deutsche Bank Trust Company Americas, as trustee, relating to the Indenture, dated as of November 26, 2019, as amended and supplemented, relating to the 7.000% Senior Unsecured Notes due 2028.(†)

4.7
Supplemental Indenture, dated as of August 19, 2021, by and among Scientific Games International, Inc., Scientific Games, Inc. and the other guarantors party thereto and Deutsche Bank Trust Company Americas, as trustee, relating to the Indenture, dated as of November 26, 2019, as amended and supplemented, relating to the 7.250% Senior Unsecured Notes due 2029.(†)

4.8
Supplemental Indenture, dated as of September 30, 2021, among Scientific Games International, Inc., as issuer, Scientific Games Corporation, the other guarantors party thereto, and Deutsche Bank Trust Company Americas, as trustee, relating to the Indenture, dated as of October 17, 2017, as amended and supplemented, relating to the 5.000% Senior Secured Notes due 2025 (incorporated by reference to Exhibit 4.1 to Scientific Games Corporation’s Current Report on Form 8-K filed on October 1, 2021).

4.9
Supplemental Indenture, dated as of September 30, 2021, among Scientific Games International, Inc., as issuer, Scientific Games Corporation, the other guarantors party thereto, and Deutsche Bank Trust Company Americas, as trustee, relating to the Indenture, dated as of February 14, 2018, as amended and supplemented, relating to the 3.375% Senior Secured Notes due 2026 (incorporated by reference to Exhibit 4.2 to Scientific Games Corporation’s Current Report on Form 8-K filed on October 1, 2021).

4.10
Supplemental Indenture, dated as of September 30, 2021, among Scientific Games International, Inc., as issuer, Scientific Games Corporation, the other guarantors party thereto, and Deutsche Bank Trust Company Americas, as trustee, relating to the Indenture, dated as of July 1, 2020, as amended and supplemented relating to the 8.625% Senior Unsecured Notes due 2025 (incorporated by reference to Exhibit 4.3 to Scientific Games Corporation’s Current Report on Form 8-K filed on October 1, 2021).

4.11
Supplemental Indenture, dated as of September 30, 2021, among Scientific Games International, Inc., as issuer, Scientific Games Corporation, the other guarantors party thereto, and Deutsche Bank Trust Company Americas, as trustee, relating to the Indenture, dated as of February 14, 2018, as amended and supplemented, relating to the 5.500% Senior Unsecured Notes due 2026 (incorporated by reference to Exhibit 4.4 to Scientific Games Corporation’s Current Report on Form 8-K filed on October 1, 2021).

4.12
Supplemental Indenture, dated as of September 30, 2021, among Scientific Games International, Inc., as issuer, Scientific Games Corporation, the other guarantors party thereto, and Deutsche Bank Trust Company Americas, as trustee, relating to the Indenture, dated as of March 19, 2019, as amended and supplemented, relating to the 8.250% Senior Unsecured Notes due 2026 (incorporated by reference to Exhibit 4.5 to Scientific Games Corporation’s Current Report on Form 8-K filed on October 1, 2021).

4.13
Supplemental Indenture, dated as of September 30, 2021, among Scientific Games International, Inc., as issuer, Scientific Games Corporation, the other guarantors party thereto, and Deutsche Bank Trust Company Americas, as trustee, relating to the Indenture, dated as of November 26, 2019, as amended and supplemented, relating to the 7.000% Senior Unsecured Notes due 2028 (incorporated by reference to Exhibit 4.6 to Scientific Games Corporation’s Current Report on Form 8-K filed on October 1, 2021).

4.14
Supplemental Indenture, dated as of September 30, 2021, among Scientific Games International, Inc., as issuer, Scientific Games Corporation, the other guarantors party thereto, and Deutsche Bank Trust Company Americas, as trustee, relating to the Indenture, dated as of November 26, 2019, as amended and supplemented, relating to the 7.250% Senior Unsecured Notes due 2029 (incorporated by reference to Exhibit 4.7 to Scientific Games Corporation’s Current Report on Form 8-K filed on October 1, 2021).

10.1
Employment Agreement, dated as of August 2, 2021 (effective as of September 1, 2021), by and between Scientific Games Corporation and James Sottile (incorporated by reference to Exhibit 10.3 to Scientific Games Corporations Quarterly Report on Form 10-Q for the quarter ended June 30, 2021).*

10.2	Amendment to Employment Agreement, dated as of September 15, 2021, by and between Scientific Games Corporation and Patrick J. McHugh.*(†)

10.3	Amended and Restated Employment Agreement, dated as of October 15, 2021, by and between Scientific Games Corporation and Constance P. James.*(†)

10.4
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

SCIENTIFIC GAMES CORPORATION
(Registrant)

		By:	/s/ Constance P. James
		Name:	Constance P. James
		Title:	Executive Vice President, Chief Financial Officer, Treasurer and Corporate Secretary

		By:	/s/ Michael F. Winterscheidt
		Name:	Michael F. Winterscheidt
		Title:	Senior Vice President and Chief Accounting Officer
Dated:	November 9, 2021