Form 10-K
period 2021-12-31
SCIENTIFIC GAMES CORP
filed 2022-03-01
CIK 750004

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
WASHINGTON, D.C. 20549
FORM 10-K
☒ ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the fiscal year ended: December 31, 2021
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
If an emerging growth company, indicate by check mark if the registrant has elected not to use the extended transition period for complying with any new or revised financial accounting standards provided pursuant to Section 13(a) of the Exchange Act. ☐
Indicate by check mark whether the registrant has filed a report on and attestation to its management’s assessment of the effectiveness of its internal control over financial reporting under Section 404(b) of the Sarbanes-Oxley Act (15 U.S.C. 7262(b)) by the registered public accounting firm that prepared or issued its audit report. ☒
Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Act). Yes ☐   No ☒
As of June 30, 2021, the market value of voting and non-voting common equity held by non-affiliates of the registrant was $7,352,575,416.
Common shares outstanding as of February 24, 2022 were 96,676,411.
DOCUMENTS INCORPORATED BY REFERENCE
Portions of the registrant’s proxy statement relating to the 2022 annual meeting of stockholders are incorporated by reference in Part III. The proxy statement will be filed with the Securities and Exchange Commission no later than 120 days after the conclusion of the registrant’s fiscal year ended December 31, 2021.

Glossary of Terms
The following terms or acronyms used in this Form 10-K are defined below:
Term or Acronym	Definition
2021 Notes	6.625% senior subordinated notes due 2021 issued by SGI
2025 Secured Notes	5.000% senior secured notes due 2025 issued by SGI
2026 Secured Euro Notes	3.375% senior secured notes due 2026 issued by SGI
2026 Unsecured Euro Notes	5.500% senior unsecured notes due 2026 issued by SGI
2022 Unsecured Notes	10.000% senior unsecured notes due 2022 issued by SGI
2025 Unsecured Notes	8.625% senior unsecured notes due 2025 issued by SGI
2026 Unsecured Notes	8.250% senior unsecured notes due 2026 issued by SGI
2028 Unsecured Notes	7.000% senior unsecured notes due 2028 issued by SGI
2029 Unsecured Notes	7.250% senior unsecured notes due 2029 issued by SGI
AEBITDA	Adjusted EBITDA, our primary performance measure of profit or loss for our business segments
ASC	Accounting Standards Codification
ASU	Accounting Standards Update
Bally	Bally Technologies, Inc.
CMS	casino-management system
Coin-in	the amount wagered
COVID-19	Coronavirus disease first identified in 2019 (declared a pandemic by the World Health Organization on March 11, 2020)
D&A	depreciation, amortization and impairments (excluding goodwill)
ERP	enterprise resource planning
ESPP	employee stock purchase plan
ETS	electronic table system
Exchange Act	Securities Exchange Act of 1934, as amended
FASB	Financial Accounting Standards Board
GDPR	General Data Protection Regulation
KPIs	Key Performance Indicators
LAP	local-area progressive
LBO	licensed betting office
LIBOR	London Interbank Offered Rate
Net win	Coin-in less payouts
Note	a note in the Notes to Consolidated Financial Statements in this Annual Report on Form 10-K, unless otherwise indicated
NOL	net operating loss
Participation	with respect to our Gaming business, refers to gaming machines provided to customers through service or leasing arrangements in which we earn revenues and are paid based on: (1) a percentage of the amount wagered less payouts; (2) fixed daily-fees; (3) a percentage of the amount wagered; or (4) a combination of (2) and (3), and with respect to our Lottery business, refers to a contract or arrangement in which we earn revenues and are paid based on a percentage of retail sales
PASPA	Professional and Amateur Sports Protection Act
Pending Divestitures	the intended sale of our Sports Betting and Lottery businesses. The divestiture of the Lottery business is expected to close by the end of March 2022 while the sale of the Sports Betting business is on track to be completed in the second quarter of 2022, both subject to applicable regulatory approvals and customary closing conditions (see Notes 1 and 2)
PMA	private management agreement
PTG	proprietary table games
R&D	research and development
RMG	real-money gaming
RSU	restricted stock unit
SciPlay	SciPlay Corporation, formerly referred to as our Social business segment
SEC	Securities and Exchange Commission
Secured Notes	refers to the 2025 Secured Notes and 2026 Secured Euro Notes, collectively
Securities Act	Securities Act of 1933, as amended
Senior Notes	the Secured Notes and the Unsecured Notes
SciPlay Revolver	$150 million revolving credit facility agreement entered into by SciPlay Holding Company, LLC, a subsidiary of SciPlay Corporation, that matures in May 2024
SG&A	selling, general and administrative

SGC	Scientific Games Corporation
SGI	Scientific Games International, Inc., a wholly-owned subsidiary of SGC
SG Gaming	SG Gaming, Inc. (formerly known as Bally Gaming, Inc.)
Shufflers	various models of automatic card shufflers, deck checkers and roulette chip sorters
SOFR	Secured Overnight Financing Rate
Unsecured Notes	refers to the 2026 Unsecured Euro Notes, 2026 Unsecured Notes, 2028 Unsecured Notes and 2029 Unsecured Notes, collectively
U.S. GAAP	accounting principles generally accepted in the U.S.
U.S. jurisdictions	the 50 states in the U.S. plus the District of Columbia, U.S. Virgin Islands and Puerto Rico
VGT	video gaming terminal
VLT	video lottery terminal
WAP	wide-area progressive
WMS	WMS Industries, Inc.

Intellectual Property Rights
All ® notices signify marks registered in the United States. © 2022 Scientific Games Corporation. All Rights Reserved.
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
•risks relating to the Pending Divestitures, including lack of assurance regarding the timing of completion of the pending and proposed transactions and related risks associated with the ongoing operations and activities of the Lottery and Sports Betting businesses, that certain deferred tax assets may not be realized relative to the anticipated tax gain from these divestitures, that the transactions will yield additional value or will not adversely impact our business, financial results, results of operations, cash flows or stock price;
•our inability to successfully execute our new strategy and impending rebranding initiative;
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
•the transition from LIBOR to SOFR, which may adversely affect interest rates;
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
•expectations of shift to regulated digital gaming or sports wagering;
•inability to develop successful products and services and capitalize on trends and changes in our industries, including the expansion of internet and other forms of digital gaming;
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
Due to rounding, certain numbers presented herein may not precisely agree or total to the previously reported amounts.

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
We are a leading developer of technology‑based products and services and associated content for the worldwide gaming, lottery, social and digital gaming industries. Our portfolio of revenue-generating activities in our continuing operations primarily includes supplying game content and gaming machines, CMSs and table game products and services to licensed gaming entities; providing social casino and other mobile games to retail customers; and providing a comprehensive suite of digital RMG, distribution platforms, content, products and services to various gaming entities. Our portfolio of revenue-generating activities in the discontinued operations primarily includes providing instant and draw‑based lottery products, lottery systems and lottery content and services to lottery operators along with providing sports wagering solutions to various gaming entities. We also gain access to technologies and pursue global expansion through strategic acquisitions and equity investments.
As described in the Strategy section below, following the reconstitution of our Board of Directors, we determined a new business direction, based on a strategy focused on delivering great content and franchises across platforms and channels. This strategy, which focuses on cross-platform content and franchise games, led to the decision to divest our Lottery and Sports Betting businesses.
On September 27, 2021, we entered into a definitive agreement to sell our Sports Betting business to Endeavor Group Holdings, Inc. (“Endeavor”) in a cash and stock transaction. Under the terms of the agreement, we will receive $1 billion in cash, and approximately 7.6 million shares of Endeavor Class A common stock (valued at approximately $200 million as of the purchase agreement date), subject to customary purchase price closing adjustments. On October 27, 2021, we entered into a definitive agreement to sell our Lottery business to Brookfield Business Partners L.P. together with its institutional partners (collectively “Brookfield”) for total consideration of $6.05 billion consisting of $5.825 billion in cash and an earn-out of up to $225 million based on the achievement of certain EBITDA targets in 2022 and 2023, subject to customary purchase price closing adjustments. The divestiture of the Lottery business is now expected to close by the end of March 2022 while the sale of the Sports Betting business is on track to be completed in the second quarter of 2022, both subject to applicable regulatory approvals and customary conditions. Beginning in the third quarter of 2021, we have reflected the financial results of these businesses as discontinued operations in our consolidated statements of operations and reflected the assets and liabilities of these businesses as held for sale in our consolidated balance sheets, for all periods presented (see Note 2). These businesses held for sale are included in our covenant compliance requirements until disposed of and all of their related cash flows are available to the Company without restriction.
Accordingly, we report our results of continuing operations in three business segments—Gaming, SciPlay and iGaming (former Digital business segment excluding Sports Betting)—representing the different products and services we expect to continue to provide upon completion of the Pending Divestitures. Unless otherwise noted, amounts and disclosures included herein relate to our continuing operations.
On March 1, 2022, we announced our intention to formally change our name to Light & Wonder, Inc. and that we would immediately begin doing business as Light & Wonder, Inc. The legal name Scientific Games Corporation is expected to be legally changed to Light & Wonder, Inc. during the second quarter of 2022, upon satisfying all applicable legal requirements in the state of Nevada, where the Company is incorporated.
In connection therewith, the ticker symbol for the Company’s common stock will be changed from SGMS to LNW, at the time of the legal name change. The Company’s common stock will continue to be listed on The NASDAQ Stock Market.

Strategy
During the second half of 2020, we reconstituted our Board of Directors. The reconstituted Board of Directors and the Company conducted a comprehensive review and evaluation of the Company’s strategic and business plans. On June 29, 2021, we announced that the Company (1) with the support of its Board of Directors, completed its strategic review, which reaffirmed our strategy to become a leading cross-platform global game company with a focus on content and digital markets; and (2) intended to divest the Lottery and Sports Betting businesses creating the path to significantly de-lever and position the Company for enhanced growth. In September and October of 2021, we signed definitive agreements to divest these businesses.
With our new streamlined organization and our vision to be the leading cross-platform global game company, we are focused on the following strategies:
•Creating great content and franchises fully cross-platform — We are singularly focused on creating great games and franchises that can be made available to players on any platform they want to play.
•Expanding in high-growth digital markets — We are investing and rapidly expanding in high-growth digital and content markets across all forms of content and games.
•Enabling a seamless player experience — By building evergreen franchises fully cross-platform and enabling systems and technology for our players and customers.
•De-leveraging and maximizing cash flow from operations — Upon the completion of the Pending Divestitures, we expect to significantly de-lever our balance sheet, enabling us to invest organically and inorganically to accelerate our strategies and return capital to shareholders, unlocking shareholder value.
•High performing talent and culture — We are creating a culture of high performance organization by building a strong and diverse global team that cultivates open minds and focuses on driving innovation and enabling an efficient and flexible operation that is structured to support our business strategies.
Continuing Operations
Gaming Segment
The gaming industry is characterized by the continuous development of new technologies, products and game content. Gaming products and services are used by a diverse group of gaming operators and U.S. and international lotteries which may offer VLTs and other forms of gaming, such as bingo and sports wagering.
Our products are installed in all of the major regulated U.S. gaming jurisdictions and in approximately 182 international gaming jurisdictions. Growth of gaming in land-based venues is driven by the opening of new casinos in both new and existing jurisdictions and the expansion of existing casinos. In addition, the land-based gaming business is significantly impacted by the rate at which casinos and other gaming operators replace their gaming machines, which depends on a number of factors, including their capital budgets. Virtually all sectors of the gaming industry are impacted by changes in economic conditions that impact players’ disposable incomes.
A substantial portion of our U.K. gaming business benefits from a contract with the large U.K. bookmaker Ladbrokes Coral Group (which was acquired by Entain (formerly GVC Holdings PLC) in March 2018), which represents a significant portion of our U.K. LBO server-based gaming business.
Competition
The gaming machine sector is highly competitive and is characterized by the continuous introduction of new games, gaming machines and related technologies. We compete primarily with Ainsworth Game Technology, Aristocrat Leisure Ltd., (“Aristocrat”), Aruze Gaming America, Inc., Everi Games, Inc., International Game Technology (“IGT”) (a subsidiary of International Game Technology PLC), Inspired Entertainment Inc., Konami Digital Entertainment, Inc. (“Konami”), the Novomatic Group of Companies, Interblock, and PlayAGS, Inc. (“AGS”). Our principal direct competitor in our U.K. LBO business is Inspired Entertainment Inc.
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

Our automated Shufflers also compete against hand shuffling, which remains the most competitive shuffling option for casino card games around the world. Finally, since the need for our Shuffler products depends upon a casino’s use of live table games, our Shufflers also compete against any products that live table games compete against.
Competition for PTG content is based on player appeal, brand recognition, price and the strength of the underlying intellectual property. We compete on this basis and on the strength of our extensive sales, service, marketing and distribution channels. We also compete with non-PTGs such as blackjack and baccarat and several companies that primarily develop and license PTGs such as AGS, Galaxy Gaming, Inc. and Masque Publishing, Inc. Finally, some of our product lines may compete against one another for space on the casino floor.
SciPlay Segment
Our SciPlay business segment is a leading developer and publisher of digital games on mobile and web platforms. SciPlay operates in the social gaming market, which is characterized by gameplay online, on mobile phones or on tablets that are social and competitive, and self-directed in pace and session length. Our SciPlay business segment includes social gaming where we generate substantially all of our revenue from the sale of virtual coins, chips or bingo cards (collectively referred to as “coins, chips and cards”), which players can use to play slot games, table games or bingo games. Once obtained, coins, chips and cards (either free or purchased) cannot be redeemed for cash nor exchanged for anything other than game play within our apps. SciPlay currently offers a variety of social casino games, including Jackpot Party® Casino, Gold Fish® Casino, Hot Shot Casino® and Quick Hit® Slots, MONOPOLY® Slots and 88 Fortunes® Slots. Our SciPlay business segment continues to pursue its strategy of expanding into the casual games market. Current casual game titles include Bingo Showdown® and Solitaire PetsTM Adventure. SciPlay currently plans to launch an additional casual game in 2022. SciPlay’s social casino games typically include slots-style game play and occasionally include table games-style game play, while its casual games blend solitaire-style or bingo game play with adventure game features. All of SciPlay’s games are offered and played across multiple platforms, including Apple, Google, Facebook, Amazon, and Microsoft. In addition to SciPlay’s internally created game content, SciPlay’s content library includes recognizable game content from Scientific Games. This content allows players who like playing land-based game content to enjoy some of those same titles in our free-to-play games. SciPlay has access to Scientific Games’ library of more than 1,500 iconic casino titles, including titles and content from third-party licensed brands such as MONOPOLY™, THE FLINTSTONES™, JAMES BOND™, and PLAYBOY™. SciPlay’s access to this content, coupled with our years of experience developing in-house content, uniquely positions SciPlay to create compelling social games.
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
Competition
Our SciPlay business segment faces significant competition in all aspects of its business. SciPlay’s primary social casino game competitors include Playtika, Playstudios, Product Madness/Big Fish Games (subsidiaries of Aristocrat), Zynga Inc., DoubleU Games/Double Down Interactive, GSN/Bash Gaming (subsidiaries of Scopley), AppLovin and Huuuge Games. SciPlay’s competitors in the broader social game market include Activision Blizzard, Electronic Arts, Kabam, Take-Two Interactive, Rovio and Tencent Holdings. SciPlay also competes with platforms that host real money gambling, including those provided by our iGaming business segment. On the broadest scale, we compete for the leisure time, attention and discretionary spending of our players versus other forms of online entertainment, including social media and other video games on the basis of a number of factors, including quality of player experience, brand awareness and reputation and access to distribution channels.
iGaming Segment
Beginning in the third quarter of 2021, we renamed our Digital business segment to “iGaming”, and the presentation was recast for all periods to exclude the Sports Betting business due to its pending sale, as described above and in Note 1. Our iGaming business segment provides a comprehensive suite of digital gaming content, including digital RMG, distribution platforms, content, products and services. We derive revenue from our content aggregation platforms, including Open Gaming

System, remote gaming servers and various other platforms, which can deliver a wide spectrum of internally developed and branded casino-style games and popular third-party provider casino-style games to gaming operators. We also provide the Open Platform System which offers a wide range of reporting and administrative functions and tools providing operators full control over all areas of digital gaming operations. Generally, we host the play of our game content on our centrally located servers that are integrated with the online casino operators’ websites.
Competition
In our iGaming business, we compete for the discretionary spending of consumers with other digital gaming entertainment companies that offer real-money digital casino games. Our primary real-money digital casino games competitors include IGT, Playtech, Microgaming, Evolution Gaming, GAN and Bragg.
Discontinued Operations
Lottery Business
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
As certain countries liberalize gaming regulations, lotteries may expand their scope by offering sports wagering, gaming machines, digital gaming or other forms of gaming, which may introduce new suppliers that compete with us for lottery customers. In some jurisdictions, the liberalization of gaming regulations has included the privatization or outsourcing of all or a portion of the lottery operations via a competitive bidding process to a lottery operator or a license holder. We believe Camelot Group plc, IGT, Intralot, S.A. and Allwyn Entertainment (previously known as “the Sazka Group”) to be among those competitors operators who may also bid on such opportunities. These operators in most cases are customers we serve as a supplier and could also be partners or competitors when we participate as an operator.
Sports Betting Business
The Sports Betting business provides highly customizable software design, development, licensing, maintenance and support services from a comprehensive suite of technology solutions. The Sports Betting Business enables our customers to operate sports books, including betting markets across both fixed-odds and pari-mutuel betting styles, a distribution platform, full gaming process support services and brand and player management.
Competition
The Sports Betting business competes for the discretionary spending of consumers with other sports wagering platform solutions. Our primary competitors in sports wagering platform solutions are other “first-party” solutions, including IGT, GAN, DraftKings, William Hill, Bet365 and Kambi.
Research and Development
We believe our ability to attract new Gaming, SciPlay and iGaming customers and retain existing customers depends in part on our ability to evolve and continue to develop our product lines and service offerings by continually developing differentiated products, hardware and systems technology and functionality to enhance player entertainment and/or customer profitability. Additionally, our ability to execute on our strategy (see above) is highly dependent on developing great game content and franchises across all three of our segments along with expanding the use of digital technologies to increase cross-platform play. Our gaming machines are usually designed and programmed by our internal engineering staff, and our game content is designed primarily by internal game development studios who consider market trends and customer feedback.
We have Gaming R&D personnel located in our Las Vegas, Nevada and Chicago, Illinois facilities. We have SciPlay personnel located primarily in Austin, Texas; Cedar Falls, Iowa; and Tel Aviv, Israel. We have iGaming R&D personnel based primarily in the United Kingdom, Greece and India. We also have game development studios in Las Vegas; Sydney, Australia; Manchester, England; India (including Bangalore and Chennai) and additional R&D staff in Reno, Nevada and Vienna, Austria and in various other smaller locations.
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
The terms of our patents vary based on the type of patent and the date and jurisdiction of filing or grant. The term of U.S. design patents expires 15 years from the date of grant, and the term of utility patents generally expires 20 years from the date of filing of the first non-provisional patent application in a family of patents. The actual protection afforded by a patent depends upon the type of patent, the scope of its coverage and the availability of legal remedies in the applicable country. Certain technologies, which are material to our businesses, are the subject of patents issued and patent applications currently pending in the U.S. and certain other countries. Our Gaming, SciPlay and iGaming businesses use our patented and patent-pending technologies in games and associated platforms and systems. In addition, under a patent cross-licensing agreement with IGT, we can offer games using patented game features from the patent portfolios of other members of IGT’s slot game features program.
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
We believe that our use of both our own and third-party licensed brand names and related intellectual property contributes to the appeal and success of our products, and that our future ability to license, acquire or develop new brand names is important to our continued success. Therefore, we continue to invest in the recognition of our brands and brands that we license. Certain of our games are based on popular brands licensed from third parties, such as Hasbro International, Inc., Fremantle Media North America, CBS Studios Inc., Warner Bros. Consumer Products Inc., Playboy Enterprises International, Inc., Paramount Pictures Corporation, EON Productions Limited, Danjaq LLC, MGM Interactive Inc., MGM Consumer Products, and Mattel Inc. (a brand which is related to our Lottery business).
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
Shufflers are assembled in our Las Vegas facility and by third parties near Salzburg, Austria and Juarez, Mexico. The assembly of Shufflers includes various levels of sub-assemblies with completion and testing at one of our finishing lines described above.
Hardware and component parts associated with our CMSs are purchased directly from the contract manufacturers and flow through our Las Vegas facilities with some assembly and testing. These parts do not require a significant amount of assembly and are used primarily in systems implementations, which take place at customer locations.
We place advance orders for certain gaming components with long lead times based on projected customer demand.
As a result of the COVID-19 business disruptions (see Note 1) , we are experiencing some supply chain challenges that could impact our ability to meet demand for our products and delay the timing of fulfillment of these orders. We believe we currently have an adequate supply of component parts and raw materials used in the manufacturing of our gaming machines, shufflers and CMSs and that these supply chain challenges are temporary. We are continuously assessing the situation in order to meet customer demand.
Seasonality
Our results of operations can fluctuate due to seasonal trends and other factors. Sales of our gaming machines to casinos are generally strongest in the second half of the year and slowest in the first half of the year, while revenue from our Participation gaming machines is generally highest in the spring and summer. Player activity for SciPlay is generally slower in the second and third quarters of the year, particularly during the summer months. Player activity for our iGaming business, specifically digital casino operations, is generally slower in the third quarter during the summer months and is generally higher in the fourth quarter. Historical seasonality has been impacted by COVID-19 business disruptions and could continue to be impacted in future periods. See the risk factor captioned “Our results of operations fluctuate due to seasonality and other factors, and, therefore, our periodic operating results are not guarantees of future performance” under the heading “Risk Factors” in Part I, Item 1A of this Annual Report on Form 10-K for additional information.
Human Capital
Our global reach is made possible through the expertise, skill and dedicated efforts of our employees who serve customers in more than 100 countries on 6 continents.
As of December 31, 2021, in our continuing operations we employed approximately 5,600 persons worldwide, with approximately 2,500 employed domestically and 3,100 employed internationally.
As of December 31, 2021, our discontinued operations employed approximately 3,900 persons worldwide, with approximately 1,800 employed domestically and 2,100 employed internationally.
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
Safety
The health and safety of our employees is a top priority of our leaders. In light of the COVID-19 pandemic, we have implemented work procedures that allow employees to work from home and collaborate remotely. We have also taken measures to keep our workforce safe by monitoring and reducing the impact of the outbreak, including putting in place a global crisis monitoring team, protocols for responding when employees are infected and enhanced cleaning procedures at all sites.
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
Government Regulation
General
Each of our business segments is generally subject to extensive and evolving regulation. For the Gaming business segment (and the Lottery business, included in our discontinued operations), regulation customarily includes some form of licensing or regulatory screening of operators, suppliers, manufacturers and distributors and their applicable affiliates, their major shareholders, officers, directors and key employees. In addition, certain of our gaming products and technologies must be certified or approved in certain jurisdictions in which we operate. Regulators review many facets of an applicant or holder of a license, including its financial stability, integrity and business experience. Any failure to receive a license or the loss of a license that we currently hold could have a material adverse effect on us or on our results of operations, cash flow or financial condition. Each of our business segments is subject to a number of foreign and domestic laws and regulations that affect companies conducting business on the internet and over mobile networks, especially in relation to privacy and security. Furthermore, for the SciPlay business segment, there is also significant opposition in some jurisdictions to interactive social gaming, including social casino gaming. For our iGaming business segment, although some states are expanding the availability of digital gaming, there have also been various state and federal bills proposed recently in the U.S. to restrict or prohibit digital gaming and lottery sales. Significant resources are being devoted to supporting these efforts. Although these efforts have generally not been successful, we cannot assure that laws restricting digital gaming or lottery sales will not be passed at either the federal or state level.
While we believe that we are in compliance with all material laws and regulatory requirements applicable to us, we cannot assure that our activities or the activities of our customers will not become the subject of any regulatory or law enforcement proceeding or that any such proceeding would not have a material adverse impact on us or our results of operations, cash flow or financial condition.
We have developed and implemented a rigorous internal compliance program in an effort to ensure that we comply with legal requirements imposed in connection with our Gaming, SciPlay, and iGaming activities (along with Lottery and Sports Betting, both included in our discontinued operations) activities, and legal requirements generally applicable to all publicly traded companies. The compliance program is run on a day-to-day basis by our Chief Compliance Officer with legal advice provided by attorneys in our legal and compliance departments and outside experts. The compliance program is overseen by the Compliance Committee of our Board of Directors, which is comprised of employee and non-employee directors and a non-employee gaming law expert. While we are firmly committed to full compliance with all applicable laws, we cannot assure that our compliance program will prevent the violation of one or more laws or regulations, or that a violation by us or an employee will not result in the imposition of a monetary fine or suspension or revocation of one or more of our licenses.

In the EU, various judgments by the Court of Justice of the European Union (“CJEU”) have addressed the approaches adopted by certain member states to restrict and/or regulate gaming. Topics addressed in those judgments include the ability of member states to grant, or to maintain, monopolies for gaming (and lottery) activities and the power of member states to limit access by gaming (and/or lottery) providers established elsewhere in the EU. In December 2017, the European Commission dropped all enforcement actions related to gambling in an effort to change the way it enforces EU law, leaving compliance with EU laws to national courts. Notwithstanding this development, the European Commission adopted a decision in April 2018 requesting the European Committee for Standardization (a group of EU regulators and industry bodies) to draft a European standard on reporting in support of supervision of online gambling services and there have been calls for the European Commission to ensure full enforcement of EU law.
While we believe that we have developed appropriate procedures and policies to comply with the requirements of these evolving laws and legal pronouncements, we cannot assure that our activities or the activities of our customers will not become the subject of law enforcement proceedings or that any such proceedings would not have a material adverse impact on us or our business plans. Furthermore, laws and regulations applicable to gaming (and lotteries) in U.S. and international jurisdictions are subject to change and the effect of such changes on our ongoing and potential operations cannot be predicted with certainty.
From time to time, we retain government affairs representatives in various U.S. and international jurisdictions to advise elected and appointed officials and the public concerning our views on gaming (and lottery-related) legislation, and to monitor such legislation and to advise us in our relations with gaming (and lottery) authorities.
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
We believe we hold all of the licenses and permits necessary to conduct our business. We are authorized to sell, lease or operate our gaming products and services in approximately 464 jurisdictions worldwide (including jurisdictions that do not require licensing), including approximately 182 international gaming jurisdictions.
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
iGaming
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
Although some states are expanding the availability of digital gaming, there have also been various state and federal bills proposed recently in the U.S. to restrict or prohibit digital gaming and lottery sales, and significant resources are being devoted to supporting these efforts. Although these efforts have generally not been successful, we cannot assure that laws restricting digital gaming or lottery sales will not be passed at either the federal or state level. For instance, in May 2015, the

Minnesota legislature passed an amendment to the state’s lottery law prohibiting the sale of instant win lottery tickets over the internet. Furthermore, changes in the executive branches of government at the state and federal level could affect federal and state policies on gaming as well.
On December 19, 2019, the U.K. Government confirmed the proposed review of the Gambling Act 2005. The review started on December 8, 2020 with the publication of terms of reference The call for evidence ran for 16 weeks and closed on March 31, 2021. The U.K. Government is currently considering submissions in advance of publishing a White Paper, which has reportedly been delayed until May 2022. Any legislative changes are unlikely to receive parliamentary scrutiny until late 2022 or 2023. To varying degrees, a number of European governments have taken steps to change the regulation of internet wagering (also known as online gambling) through the implementation of new or revised licensing and taxation regimes, with increasingly stringent requirements particularly on B2Cs in relation to responsible gambling and affordability checks. Also, some jurisdictions impose sanctions on unlicensed providers. Countries outside Europe and the U.S. have also begun evaluating digital gaming regulation and an increase in regulated markets outside of the U.S. and Europe is likely to continue. Some of our competitors may be more willing to provide internet wagering in countries where the relevant laws and regulations are unclear or not uniformly enforced, putting us at a competitive disadvantage if we do not provide services related to internet wagering in such countries.
We continue to devote significant attention to monitoring these developments. However, we cannot predict the timing, scope or terms of any state, federal or foreign regulations relating to digital gaming, sports betting and lottery sales.
Lottery and Sports Betting Businesses - Discontinued Operations
In regards to the Lottery business, currently, 48 U.S. jurisdictions offer instant game lotteries and/or draw lotteries. The operation of lotteries in the U.S. and internationally is subject to extensive regulation. Although certain features of a lottery, such as the percentage of gross revenues that must be paid back to players in prize money, are usually set by legislation, lottery regulatory authorities generally exercise significant discretion, including with respect to the determination of the types of games played, the price of each wager, the manner in which the lottery is marketed and the selection of suppliers of equipment, technology and services and retailers of lottery products.
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
In regards to the Sports Betting business and further Lottery government regulation, see above iGaming discussion on 2011 DOJ Opinion and 2018 DOJ Opinion.
We continue to devote significant attention to monitoring these developments. However, we cannot predict the timing, scope or terms of any state, federal or foreign regulations relating to our businesses.
Additional Information Regarding Government Regulations
We are subject to specific gaming requirements in the different jurisdictions in which we operate. For additional information, we have filed a summary of the gaming regulations that govern our businesses as an exhibit to this Annual Report on Form 10-K. See Exhibit 99.5 “Gaming Regulations”. In addition, see “Risk Factors” in Part I, Item 1A of this Annual Report on Form 10-K for a discussion of risk factors related to regulations to which we may be subject.
Executive Officers of the Company
Certain information regarding each of our executive officers is set forth below.

Name	Age	Position
Barry L. Cottle	60	President and Chief Executive Officer and Director
Constance P. James	40	Executive Vice President, Chief Financial Officer, Treasurer and Corporate Secretary
James Sottile	61	Executive Vice President and Chief Legal Officer
Matthew Wilson	40	Executive Vice President and Group Chief Executive, Gaming
Patrick J. McHugh	57	Executive Vice President and Group Chief Executive, Lottery
Stephen E. Richardson	54	Senior Vice President, Chief Compliance Officer and Director of Corporate Security
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
Constance P. James has served as Executive Vice President, Chief Financial Officer, Treasurer and Corporate Secretary for Scientific Games since October 2021. Prior to this role, Ms. James served as the Company’s Chief Financial Officer, Gaming beginning in January 2020. Most recently, she served as a Corporate Vice President of Finance for Cargill, a global supplier of food, agriculture, nutrition and risk management. Previously, Ms. James was the CFO of the Global Land Based Gaming division at Aristocrat Leisure Ltd. (“Aristocrat”), one of the world’s leading providers of gaming solutions.
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
Matthew Wilson has served as Executive Vice President and Group Chief Executive, Gaming since March 2020. Mr. Wilson has over sixteen years of gaming industry experience. Prior to his role at Scientific Games, he was the Managing Director of the Americas at Aristocrat from February 2017 until August 2019. Mr. Wilson began his tenure at Aristocrat 2004 and held several significant positions in a variety of Aristocrat’s markets during his time there, including serving as Senior Vice President Sales & Marketing Americas from September 2014 until October 2015. His other roles at Aristocrat include Regional Sales Manager and Vice President of Marketing for the Americas.
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
We make the following information, among others, available as soon as practically possible free of charge through the Investors link on our website at www.scientificgames.com/investors and we use our website as a means of disclosing material information to the public in a broad, non-exclusionary manner for purposes of the SEC’s Regulation Fair Disclosure (Reg FD):
•our annual reports on Form 10-K, quarterly reports on Form 10-Q, current reports on Form 8-K and amendments to those reports as soon as reasonably practicable after they are filed electronically with or furnished to the SEC;

•Section 16 ownership reports filed by our executive officers, directors and 10% stockholders on Forms 3, 4 and 5 and amendments to those reports as soon as reasonably practicable after they are filed electronically with the SEC; and
•our Code of Business Conduct, which applies to all of our officers, directors and employees (which is also our required code of ethics applicable to our Chief Executive Officer, and Chief Financial Officer in keeping with the Sarbanes-Oxley Act of 2002).
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
Risks Relating to Economic and Current Conditions Impacting us and our Business
•The COVID-19 pandemic and similar health epidemics, contagious disease outbreaks and public perception thereof, continue to and, in the future, could significantly impact our operations and, should negative impacts such as significant player engagement develop, adversely affect and continue to adversely affect our operations, business, results of operations, cash flows and financial condition.
•We have signed definitive agreements to sell our Lottery and Sports Betting businesses, but there can be no assurance regarding the timing of completion of the Pending Divestitures, that the Pending Divestitures will yield additional value for our stockholders or that the Pending Divestitures will not adversely impact our business, financial results, results of operations, cash flows or stock price.
•Failure to successfully execute on our new strategy and impending rebranding initiative could negatively impact our results of operations, cash flows and financial information.
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
•Legislative interpretation and enforcement of certain gaming could adversely affect financial performance and reputation.
•We may not be able to capitalize on the expansion of internet or other forms of digital gaming or other trends and changes in the gaming, social and digital gaming industries, including due to laws and regulations governing these industries.
•Changes in tax laws or tax rulings, or the examination of our tax positions could materially affect our financial condition and results of operations.
General Risks
•We have incurred, and may continue to incur, restructuring costs, the benefits of which are unpredictable and may not be achieved.
•We may incur additional impairment charges.
•We depend on our key employees and rely on skilled employees with creative and technical backgrounds.
Risks Relating to Discontinued Operations
•Unfavorable economic conditions, including those caused by the COVID-19 pandemic, have and could continue to significantly disrupt our Lottery and Sports Betting businesses.
•Within our Lottery business, we often enter into joint ventures or other business relationships in foreign jurisdictions, which presents additional risks, including not realizing the operating efficiencies, competitive advantages or financial results that we anticipate.
•Our Lottery business depends heavily on our ability to win, maintain and renew our long-term Lottery contracts, and we could lose substantial revenue if we are unable to renew such contracts on substantially similar terms or at all.

•The success of our Lottery and Sports Betting businesses depends on our ability to produce new and innovative products and services that respond to customer demand and create strong and sustained player appeal. If we fail to do so, we could lose business to our competitors.
•Our Lottery business depends on suppliers and contract manufacturers, and any failure of these parties to meet our performance and quality standards or requirements could cause us to incur additional costs or lose customers.
You should carefully consider the following risks and other information in this Annual Report on Form 10-K in evaluating us and our common stock. The risk factors generally are separated into seven groups: risks relating to economic and current conditions impacting us and our business, risks relating to our capital structure, risks relating to our business and our industries, risks relating to our technology, risks relating to legal, political and other regulatory factors, general risk factors and risks relating to discontinued operations.
Risks Relating to Economic and Current Conditions Impacting us and our Business
The COVID-19 pandemic and similar health epidemics, contagious disease outbreaks and public perception thereof, continue to and, in the future, could significantly impact our operations and, should negative impacts such as significant player engagement develop, adversely affect and continue to adversely affect our operations, business, results of operations, cash flows and financial condition.
The outbreak of a novel strain of coronavirus, COVID-19, and public perception thereof, have contributed to consumer unease and may continue to lead to decreased discretionary spending and consumer travel, which have had, and will continue to have, a negative effect on us, especially in our Gaming business. Other future health epidemics or contagious disease outbreaks or variants of COVID-19, such as Delta and Omicron, could do the same. We cannot predict the ultimate effects that the outbreak of COVID-19, any resulting unfavorable social, political and economic conditions and decrease in discretionary spending or travel would have on us, as they would be expected to impact our customers, suppliers and business partners in varied ways in different communities. In our Gaming business, especially our Participation gaming, SciPlay business segment and iGaming business segment, our revenue is largely driven by players’ disposable incomes and level of gaming activity. The ongoing outbreak of COVID-19 has led to economic and financial uncertainty for many consumers and has reduced, and may continue to reduce or maintain at low amounts, the disposable incomes of players across all of our business units. This resulted in fewer patrons visiting casinos , whether land-based or online, and lower amounts spent per casino visit and may result in, reduced spend on online gambling activities, which negatively impact the results of operations, cash flows and financial condition of our casino customers, their ability to purchase or lease our products and services and revenues to our online casino partners and, therefore, our iGaming business revenue.
The outbreak of COVID-19 and the resulting unfavorable economic conditions have also impacted, and could continue to impact, the ability of our customers to make timely payments to us. These unfavorable conditions have caused, and could continue to or may cause, some of our Gaming customers to temporarily close gaming venues or declare bankruptcy, which would adversely affect our business. In prior years, our Gaming business has expanded the use of extended payment term financing for gaming machine purchases, and we expect to continue to provide a higher level of extended payment term financing in this business until demand from our customers for such financings abates or our business model changes. These arrangements may increase our collection risk, and if customers are not able to pay us, whether as a result of financial difficulties, bankruptcy or otherwise, we may incur provisions for bad debt related to our inability to collect certain receivables. In addition, both extended payment term financing and operating leases result in a delay in our receipt of cash, which reduces our cash balance, liquidity and financial flexibility to respond to changing economic events. In 2020, we saw a negative impact on future demand of certain Gaming products as a result of COVID-19, which has resulted and, depending on the evolving nature of the pandemic, has the potential to later result in material inventory charges, which could increase our cost of products and decrease our gross margin. During the year ended December 31, 2020, we recorded $48 million in charges related to inventory in our Gaming business segment. COVID-19 has also caused significant volatility in both the credit and equity markets, having led to an economic downturn and having the continued potential to lead to further economic downturn. The difficulty or inability of our customers to generate or obtain adequate levels of capital to finance their ongoing operations may reduce their ability to purchase our products and services. Suppliers to our iGaming business may suffer financial difficulties and may not be able to offer their services and products, which could restrict the provision of our services and negatively impact our operations, business, results of operations, cash flows or financial condition. We did not have any material charges related to inventory during the year ended December 31, 2021.
Various gambling regulators have implemented additional responsible and safer gambling measures relating to our iGaming casino business including the implementation of bet limits, spin speeds, deposit limits and bonusing, which could negatively impact our operations, business, results of operations, cash flows or financial condition, particularly if additional gambling regulators follow suit.

Furthermore, this outbreak of COVID-19 has caused, and may continue to cause us and certain of our suppliers, to implement temporary adjustment of work schemes allowing employees to work from home and collaborate remotely. In 2020, we took measures to monitor and reduce the impact of the outbreak, including putting in place a global crisis monitoring team, protocols for responding when employees are infected and enhanced cleaning procedures at all sites, but we cannot assure these will be sufficient to mitigate the risks faced by our and our partners’ work forces. We also took measures to reduce operating costs and ensure liquidity given the uncertain impact of COVID-19 on revenue, deferred all non-critical capital expenditures, and implemented a number of employee-related actions. However, we experienced and may still experience lower work efficiency and productivity, which may adversely affect our service quality, and our business operations were and could again be disrupted if and/or when any of our employees has been or is suspected of infection, since this has and may cause our employees to be quarantined and/or our offices to be temporarily shut down. We may continue to incur some costs for our operations, and our revenues could be impacted again. As a result of some of the above developments, our business, results of operations, cash flows or financial condition for the full fiscal year of 2020 were adversely affected by the COVID-19 outbreak. The extent to which this outbreak further impacts our results of operations, cash flows and financial condition will depend on future developments, which are highly uncertain and unpredictable, including new information which may emerge concerning the severity and duration of this outbreak and the actions taken by governmental authorities and us to contain it or treat its impact. For more information on the impact of COVID-19 pandemic on each of our business segments and measures taken by us in response to COVID-19, see section captioned “Business Overview – Highlights, including recent developments – Impacts of COVID-19 on Business Operations, Financial Results and Liquidity” in Item 7. “Management’s Discussion and Analysis of Financial Condition and Results of Operations.”
There can be no assurance regarding the timing of completion of the Pending Divestitures, that the Pending Divestitures will yield additional value for our stockholders or that the Pending Divestitures will not adversely impact our business, financial results, results of operations, cash flows or stock price.
On June 29, 2021, we announced our intention to divest our Lottery and Sports Betting businesses. On September 27, 2021, we announced that we had entered into a definitive agreement to sell our Sports Betting business to Endeavor in a cash and stock transaction. Under the terms of the agreement, we will receive $1 billion in cash and approximately 7.6 million shares of Endeavor Class A common stock (valued at approximately $200 million as of the purchase agreement date), subject to customary purchase price closing adjustments. On October 27, 2021, we announced that we entered into a definitive agreement to sell our Lottery business to Brookfield for total consideration of $6.05 billion consisting of $5.825 billion in cash and an earn-out of up to $225 million based on the achievement of certain EBITDA targets in 2022 and 2023, subject to customary purchase price closing adjustments.
The Pending Divestitures expose us to a number of risks and uncertainties, including continued diversion of management’s time to the processes; the incurrence of significant expenses associated with the review and pursuit of any transaction; increased difficulties in attracting, retaining or motivating key management personnel; the potential loss of key customers, suppliers, vendors and other key business partners; the need to provide transition services, which may result in additional costs and the diversion of resources and focus; a reduction of net investments in our international subsidiaries available for hedging, which could result in increased volatility in our operating results; and exposure to potential litigation. Any of these factors could disrupt our business and could have a material adverse effect on our business, financial condition, results of operations, cash flows or stock price.
Additionally, we may not be able to realize the anticipated operational, strategic or financial benefits from the Pending Divestitures including (i) our ability to transform and execute on our strategic vision to become the leading cross-platform global game company and (ii) any repayment, refinancing and/or restructuring of existing indebtedness on terms acceptable to us with net proceeds of the Pending Divestitures. There can be no assurance that any of these transactions and anticipated benefits will provide greater value to our stockholders than that reflected in our current stock price. The proposed transactions and anticipated benefits are dependent upon a number of factors that may be beyond our control, including among other factors, market conditions (including the impact of the COVID-19 pandemic), industry trends, regulatory developments, litigation and the interest of third parties in these businesses. See the section below captioned “Risks Relating to Discontinued Operations” for risk factors relating to our held-for-sale Lottery and Sports Betting businesses.
Failure to successfully execute on our new strategy and impending rebranding initiative could negatively impact our results of operations, cash flows and financial information.
We are executing a new strategy in becoming the leading, cross-platform global game company (more fully described in in Part I, Item 1 above). Jointly with our new strategy, we also are in the process of rebranding our Company and operate under a new name and logo. Successful execution on our strategy may present unexpected challenges and uncertainties. We may incur integration and optimization expenses to execute and facilitate our strategies, including costs necessary to complete the Pending Divestitures.

Our new business strategy is to invest in great content and franchises across land-based, digital and mobile platforms, expand in high-growth markets, enable a seamless player experience with innovative platforms, deleverage and maximize cash flow to fuel investment and be driven by high-performing talent and culture. Our strategy is focused upon growth including growing our digital revenue mix and pursuit of acquisitions supportive of our strategic goals. For additional information on risks related to our acquisition strategy, see the risk factor captioned “Our inability to complete acquisitions and integrate those businesses successfully could limit our growth or disrupt our plans and operations.” If we are not successful in accomplishing each component of our new business strategy, we may suffer negative impacts on our results of operations, cash flows and financial condition.
Additionally, the success of our new brand and name will be integral in allowing our new strategy and business focus to be successful. Developing and maintaining awareness of our Company and our brand is important to attracting new and existing customers to our products. The importance of brand recognition will increase as competition in our industry intensifies. Successful promotion of our brand will depend on the effectiveness of our marketing efforts. Although we plan to invest substantial resources to promote our brand, there is no guarantee that we will be able to achieve or maintain brand name recognition or status under the new brand that is comparable to the recognition and status previously enjoyed under our former brand. Even if our brand recognition and loyalty increases, this may not result in increased revenue and profitability. For these reasons, our rebranding initiative may not produce the benefits expected, could adversely affect our ability to retain and attract customers, and may have a material adverse effect on our results of operations, cash flows and financial condition.
Our future results of operations may be negatively impacted by slow growth or declines in the replacement cycle of gaming machines and by the slow growth of new gaming jurisdictions or slow addition of casinos in existing jurisdictions.
Demand for our Gaming products and services is driven by the replacement of existing gaming machines in existing casinos, the establishment of new jurisdictions, the opening of additional casinos in existing jurisdictions and the expansion of existing casinos. Slow growth or declines in the replacement cycle of gaming machines have reduced and will continue to reduce the demand for our products and negatively impact our results of operations, cash flows and financial condition, and have resulted and could continue to result in material inventory charges, which could increase our cost of products and decrease our gross margin. We recorded charges related to inventory of $48 million in the year ended December 31, 2020 in our Gaming business segment primarily due to the COVID-19 disruption impacting future demand combined with a reassessment of our Gaming product strategy. We did not have any material charges related to inventory during the year ended December 31, 2021.
The opening of new casinos, expansion of existing casinos and replacement of existing gaming machines in existing casinos fluctuate with demand, economic conditions, regulatory approvals and the availability of financing. Originally these had been negatively affected by the ongoing COVID-19 pandemic. While those negative effects have abated, there is still potential for negative effects if the pandemic worsens. In addition, the expansion of gaming into new jurisdictions can be a protracted process. In the U.S., U.K. and other international jurisdictions in which we operate, governments usually require a public referendum and legislative action before establishing or expanding gaming. Any of these factors could delay, restrict or prohibit the expansion of our business and negatively impact our results of operations, cash flows and financial condition.
We have foreign operations which expose us to business and legal risks, including compliance with anti-corruption laws, and a portion of our revenue and expenses are denominated in British Pounds Sterling, Australian Dollars and Euros, which subjects us to foreign currency exchange rate fluctuations and other risks.
We are a global business and derive a substantial portion of our revenue from operations outside of the U.S. For the year ended December 31, 2021, we derived approximately 28% of our revenue from sales to customers outside of the U.S.
Our consolidated financial results are affected by currency exchange rate fluctuations. We are exposed to currency exchange rate fluctuations because portions of our revenue and expenses are denominated in currencies other than the U.S. dollar, particularly the British Pound Sterling, the Australian dollar and the Euro. Such fluctuations may arise from inflation, government debt or other causes. Exchange rate fluctuations have in the past adversely affected our results of operations, cash flows and financial condition and may adversely affect our results of operations, cash flows and financial condition and the value of our assets outside the U.S. in the future. If a foreign currency is devalued in a jurisdiction in which we are paid in such currency, we may require our customers to pay higher amounts for our products, which they may be unable or unwilling to pay. In addition, a portion of our debt is denominated in Euros, and the re-introduction of individual currencies in one or more member states of the EU or, in extreme circumstances, the possible dissolution of the Euro entirely, could adversely affect the value of our Euro-denominated debt, and the treatment of debt obligations previously denominated in Euros would be uncertain. This uncertainty could have a material adverse effect on our foreign operations, including on our Euro-denominated debt. In addition, if such events occurred, the financial and capital markets within and outside Europe could constrict and negatively impact our ability to finance our business. Such events could also cause a substantial reduction in consumer confidence and spending that could negatively impact our customers and our business.

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
For example, in 2018 the U.S. announced certain trade actions under Section 232, and Section 301 of the Trade Expansion Act of 1962, including tariff increases on several imported products. These U.S. tariffs, along with other U.S. trade actions, have triggered retaliatory actions by certain affected countries, such as the People’s Republic of China (“PRC”). In January 2020, the United States and the PRC signed a limited trade deal in which the PRC agreed to purchase more products from the U.S. in exchange for a reduction in planned and existing tariffs. Given the uncertainty regarding the scope and duration of these trade actions by the U.S. and other countries, and trade negotiations between the U.S. and the PRC, we cannot predict whether, or to what extent, tariffs and other trade restrictions may be imposed on or otherwise become applicable to our product offerings or supply chain, and the impact of these trade actions on our business remains uncertain. While tariffs and other trade actions by the U.S. and other countries have not yet had a significant impact on our business and we are implementing measures to limit the impact of tariffs on our cost structure, we cannot predict further developments. Tariffs and other trade actions could result in increases in our cost of doing business and in the sale prices of certain of our products and could negatively impact demand for our products, which could materially adversely affect our results of operations, cash flows and financial conditions.
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
Unfavorable economic conditions, including recession, economic slowdown, decreased liquidity in the financial markets, decreased availability of credit, relatively high rates of unemployment and inflation, have had, and may continue to have, a negative effect on our business. Socio-political factors such as terrorist activity or threat thereof, civil unrest or other economic or political uncertainties, or health epidemics, contagious disease outbreaks, or public perception thereof that contribute to consumer unease may also result in decreased discretionary spending or travel by consumers and have a negative effect on our businesses. We cannot fully predict the effects that unfavorable social, political and economic conditions, economic uncertainties and public health crises and any resulting decrease in discretionary spending or travel would have on us, as they would be expected to impact our customers, suppliers and business partners in varied ways. For a description of the impact of the COVID-19 pandemic and other public health crises, see the risk factor captioned “The COVID-19 pandemic and similar health epidemics, contagious disease outbreaks and public perception thereof, continue to and, in the future, could significantly impact our operations and, should negative impacts such as significant player engagement develop, continue to adversely affect our operations, business, results of operations, cash flows and financial condition.” In our Gaming business, especially our Participation gaming business, our revenue is largely driven by players’ disposable incomes and level of gaming activity which may be reduced by unfavorable economic conditions. A further or extended decline in disposable income may result in reduced play levels on our Participation gaming machines, causing our results of operations and cash flows from these products to decline. Additionally, higher travel and other costs may adversely affect the number of players visiting our customers’ casinos. Adverse changes in discretionary consumer spending or consumer preferences, resulting in fewer patrons visiting casinos and reduced play levels, could also be driven by factors such as an unstable job market, outbreaks of contagious diseases or public perception thereof or fears of terrorism or other violence. A decline in play levels has negatively impacted the results of operations, cash flows and financial condition of our casino customers and their ability to purchase or lease our products and services.
Unfavorable economic conditions have also impacted, and could continue to impact, the ability of our Gaming customers to make timely payments to us. These conditions, and the concentration of certain outstanding Gaming segment receivables, may increase our collection risks and materially impact our estimate of receivables allowance for credit losses. We increased our allowance for credit losses by $56 million for the year ended December 31, 2020. In addition, unfavorable economic conditions have caused, and may cause in the future, some of our Gaming customers to temporarily close gaming venues or ultimately declare bankruptcy, which adversely affects our business. Consistent with other suppliers in the gaming industry, our Gaming business has recently expanded the use of extended payment term financing for gaming machine purchases, and we expect to continue to provide a higher level of extended payment term financing in this business until demand from our customers for such financings abates or our business model changes. These financing arrangements may increase our collection risk, and if customers are not able to pay us, whether as a result of financial difficulties, bankruptcy or otherwise, we may incur provisions for bad debt related to our inability to collect certain receivables. In addition, both extended payment term financing and operating leases result in a delay in our receipt of cash, which reduces our cash balance, liquidity and financial flexibility to respond to changing economic events. Unfavorable economic conditions may also result in volatility in the credit and equity markets. The difficulty or inability of our customers to generate or obtain adequate levels of capital to finance their ongoing operations may reduce their ability to purchase our products and services. Refer to Note 7 for international locations with significant concentrations of our receivables with terms longer than one year.
In our iGaming business based on a Participation model, our revenue is largely driven by disposable incomes and level of player activity. Unfavorable economic conditions have previously reduced and may later reduce the disposable incomes of end users consuming the services, which could negatively impact revenues for the iGaming business. Suppliers to our iGaming business may suffer financial difficulties and may not be able to offer their services and products, which could restrict the provision of our services and negatively impact our revenues. Various gambling regulators have implemented additional responsible and safer gambling measures relating to our iGaming casino business as a result of the COVID-19 outbreak, including the implementation of bet limits, spin speeds, deposit limits and bonusing, which could negatively impact on our revenues, particularly if additional gambling regulators follow suit.
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
We are a highly leveraged company. As of December 31, 2021, we had total indebtedness of $8,690 million, net of unamortized discounts and deferred financing costs, consisting primarily of borrowings under our credit agreement, and Senior Notes. As of December 31, 2021, our total available liquidity (excluding our SciPlay business segment, but including cash and cash equivalents totaling $44 million of the businesses held for sale) was $903 million, which included $638 million of undrawn availability under SGI’s revolving credit facility.
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
Certain of our variable rate debt, including under certain of our debt agreements and the SciPlay Revolver, relies on LIBOR as a benchmark for establishing the interest rate. The U.K. Financial Conduct Authority mostly phased out LIBOR by the end of 2021, extending to the end of June 2023 for U.S. dollar LIBOR only. In addition, other regulators have suggested reforming or replacing other benchmark rates. In December 2021, the U.S. House of Representatives passed the Adjustable Interest Rate (LIBOR) Act of 2021 that substantially followed legislation proposed by the Alternative Reference Rates Committee of the Federal Reserve Board and the Federal Reserve Bank of New York establishing the SOFR as a commercially reasonable substitute for and commercially substantial equivalent to LIBOR. The discontinuation, reform or replacement of LIBOR, such as SOFR, or any other benchmark rates may have an unpredictable impact on contractual mechanics in the credit markets or cause disruption to the broader financial markets. Uncertainty as to the nature of such potential discontinuation, reform or replacement may negatively impact the cost of our variable rate debt. We may in the future pursue additional amendments to the agreements underlying this debt to provide for a transition mechanism or other reference rate in anticipation of LIBOR’s discontinuation, but we may not be able to reach agreement with our lenders on any such amendments. As a result, additional financing to replace our LIBOR-based debt may be unavailable, more expensive or restricted by the terms of our outstanding indebtedness.
We may not have sufficient cash flows from operating activities, to service all of our indebtedness and other obligations, and may be forced to take other actions to satisfy our obligations, which may not be successful.
Our ability to make payments on and to refinance our indebtedness and other obligations depends on our results of operations, cash flows and financial condition, which in turn are subject to general economic, financial, competitive, legislative, regulatory and other factors that are beyond our control. We may not be able to maintain a level of cash flows from operating activities sufficient to permit us to pay the principal, premium, if any, and interest on our indebtedness and our other obligations. Our results of operations and general economic and financial conditions have been negatively affected by the ongoing COVID-19 pandemic, which made it more difficult for us to meet our debt obligations from cash flows from operating activities.
We are required to make scheduled payments of principal on the term loans borrowed under our credit agreement, and our credit agreement requires that a portion of our excess cash flow be applied to prepay amounts borrowed under our credit agreement. We are also required to repay the entire principal amount of our Senior Notes at their maturity (see Note 15). We have also, from time to time, repurchased or otherwise retired or refinanced our debt, through our subsidiaries or otherwise and may continue to do so in the future. Such activities, if any, will depend on prevailing market conditions, contractual restrictions and other factors, and the amounts involved may or may not be material. If we need to refinance all or part of our indebtedness at or before maturity, we cannot assure that we will be able to obtain new financing or to refinance any of our indebtedness on commercially reasonable terms or at all, especially uncertainties as a result of the COVID-19 pandemic.
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
The following table summarizes the revised consolidated net first lien leverage ratio and Consolidated EBITDA:

Revised Consolidated Net First Lien Leverage Ratio Covenant Calculation
Period ending	Revised Consolidated Net First Lien Leverage Ratio Covenant	Consolidated EBITDA multiplier(1)
3/31/2022	6.00x	4x Q1-2022
6/30/2022	6.00x	2x YTD Q2-2022
9/30/2022	5.75x	1.33x YTD Q3-2022
12/31/2022	5.75x	N/A - Calculated based on the previous 12 month period including the quarter being tested
3/31/2023	5.25x
6/30/2023	5.25x
9/30/2023	4.75x
12/31/2023	4.75x
3/31/2024 and thereafter	4.50x
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
Various risks, uncertainties and events beyond our control could affect our ability to comply with these covenants. The ongoing outbreak of COVID-19 has had, and may continue to have, a negative effect on us, especially in our Gaming business. Accordingly, we cannot assure that we will continue to maintain liquidity sufficient to satisfy our current obligations or comply with the minimum liquidity requirement set forth in SGC’s credit agreement or return to compliance with the consolidated net first lien leverage ratio covenant following the Covenant Relief Period.
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
Our Gaming operations business generally requires significant upfront capital expenditures for gaming machine, software customization and implementation, systems and equipment installation and telecommunications configuration. In connection with a Gaming operations contract, our customers often obtain new gaming machines, which may require additional capital expenditures in order to fulfill the contract.
Historically, we have funded these upfront cash outflows through cash flows generated from operations, available cash on hand and borrowings under our credit agreement. Our ability to generate revenue and to continue to procure new contracts will depend on, among other things, our then present liquidity levels or our ability to obtain additional financing on commercially reasonable terms, which are negatively affected by the recent COVID-19 pandemic.
If we do not have adequate liquidity or are unable to obtain financing for these upfront cash outflows and other cash needs on favorable terms or at all, we may not be able to fulfill certain contracts, which could result in our losing business or restrict our ability to grow, which could have a material adverse effect on our results of operations, cash flows and financial condition. Moreover, we may not realize the return on investment that we anticipate on such contracts due to a variety of factors, including lower than anticipated retail sales or amounts wagered, higher than anticipated capital or operating expenses and unanticipated regulatory developments or litigation. We may not have adequate liquidity to pursue other aspects of our strategy, including bringing our products and services to new customers or new or underpenetrated geographies or pursuing strategic acquisitions. In the event we pursue significant acquisitions or other expansion opportunities, conduct significant repurchases of our outstanding securities, or refinance or repay existing debt, we may need to raise additional capital either through the public or private issuance of equity or debt securities or through additional borrowings under our existing financing arrangements, which sources of funds may not necessarily be available on terms acceptable to us, if at all, especially under the current unfavorable economic conditions and uncertainties as a result of the COVID-19 pandemic.
Under SGI’s amended revolving credit facility we currently have a minimum liquidity requirement (excluding SciPlay) of at least $275 million during the Covenant Relief Period and have further restrictions on our ability to incur indebtedness and liens, make restricted payments and investments and prepay junior indebtedness during the Covenant Relief Period, subject to certain exceptions and further subject, in some instances, to maintaining minimum liquidity (excluding SciPlay) of at least $400 million. See Note 15 for details regarding the Credit Agreement Amendment and the Credit Agreement Extension Amendment. Therefore, even if we do have liquidity available to support our current cash needs, we may not be able to access that liquidity while still remaining in compliance with the minimum liquidity covenant. We cannot assure that we will be granted waivers or amendments to the minimum liquidity covenant, or will be able to obtain additional liquidity to cure such a violation, if for any reason we are unable to comply with that obligation.
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
We compete on the basis of the content, features, quality, functionality, accuracy, reliability, price and financing terms of our products and services, and the responsiveness of our services. If we do not consistently deliver popular, high-quality games in a timely manner, or if consumers prefer competing products, our business might suffer. Consumer preferences for games are usually cyclical and difficult to predict, and even the most successful content remains popular for only limited periods of time, unless refreshed with new content or otherwise enhanced. In order to remain competitive, we must continuously develop new products or enhancements to our existing products. These products or enhancements may not be well-received by consumers, even if well-reviewed and of high quality. Further, competitors may develop content that imitates or competes with our best-selling games, potentially taking sales away from them or reducing our ability to charge the same prices we have historically charged for our products. We have experienced pricing pressures in the past, including in 2020 and in 2021. These competing products may take a larger share of consumer spending than anticipated, which could cause product sales to fall below expectations. We also compete based on the extent of our sales, service, marketing and distribution channels. We on occasion provide extended payment term financing for product purchases, and we expect to continue to provide extended payment term financing until the impacts of COVID-19 and demand for such financing abate. We have also offered customers discounts and other offers and modified pricing and other contractual terms in connection with the sale or placement of our products and services. Our competitors may provide a greater amount of financing or better offers and terms than we do, and this may impact demand for our Gaming products and services. We cannot assure that competitive pressure will not cause us to increase the incentives that we offer to our customers or agree to modify contractual terms in ways that are unfavorable to us, which could adversely impact our results of operations, cash flows and financial condition.
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
SciPlay
SciPlay, which includes social casino games and from which we derive substantially all of our SciPlay revenue, is a rapidly evolving industry with low barriers to entry. Businesses can easily launch online or on mobile platforms and applications at nominal cost by using commercially available software or partnering with various established companies in these markets. The market for our games is also characterized by rapid technological developments, frequent launches of new games and features, changes in player needs and behavior, disruption by innovative entrants and evolving business models and industry standards. As a result, our industry is constantly changing games and business models in order to adopt and optimize new technologies, increase cost efficiency and adapt to player preferences.
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
iGaming
Our iGaming business is also subject to significant competition. Our iGaming business focuses on the supply of game content to online casino operators, and there are a number of competitors in that industry, including from illegal or unregulated operators.
We cannot assure that we will be successful in offering our technology, content and services to digital gaming operators as we expect to face intense competition from our traditional competitors in the igaming industry and a number of other domestic and foreign providers (or, in some cases, the operators themselves), some of which have substantially greater financial resources and/or experience in this area than we do. In addition, there is a risk that the authorization of the provision of gaming offerings via interactive channels in a particular jurisdiction could, under certain circumstances, adversely impact our Gaming offerings through traditional channels in such jurisdiction. Any such adverse impact would be magnified to the extent we are not involved in, and generating revenue from, the provision of iGaming products or services in such jurisdiction.
In order to stay competitive in our iGaming business, we will need to continue to create, source and market game content that attracts players and invest in new and emerging technologies. Some of our competitors may be more willing to provide internet wagering in countries where the relevant laws and regulations are unclear or not uniformly enforced, putting us at a competitive disadvantage if we do not provide services related to internet wagering in such countries.
Our success depends upon our ability to adapt to, and offer products and services that keep pace with, changing technology and evolving industry standards.
Our ability to anticipate or respond to changing technology and evolving industry standards and to develop and introduce new and enhanced products and services, including, but not limited to, gaming content, gaming machines, CMSs, table products and digital gaming products and services, on a timely basis or at all is a significant factor affecting our ability to remain competitive, retain existing contracts or business and expand and attract new customers and players. We cannot assure that we will achieve the necessary technological advances or have the financial resources needed to introduce new products or services on a timely basis or at all.
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
We have invested, and intend to make future investments of, significant resources in R&D efforts. We invest in a number of areas, including product development for game and system‑based hardware, software and game content. In addition, because of the sophistication of our newer products and the resources committed to their development, they are generally more expensive to produce and, for SciPlay and iGaming technologies, to maintain. If our new services and products do not gain market acceptance or the increase in the average selling price of these new products is not proportionate to the increase in production cost, in each case as compared to our prior products, or if the average cost of production does not go down over time, whether by reason of long-term customer acceptance, our ability to find greater efficiencies in the manufacturing process as we refine our production capabilities or a general decrease in the cost of the technology, our margins will suffer and could negatively impact our business, results of operations, cash flows and financial condition. We cannot assure that our investment in R&D will lead to successful new technologies or products. If a new service or product is not successful, we may not recover our development, regulatory approval or promotion costs.
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
Our success also depends on creating products and services with strong and sustained player appeal. We are under continuous pressure to anticipate player reactions to, and acceptance of, our new products, avoid declining play levels on our leased gaming machines and continue to provide successful products that generate a high level of play. In some cases, a new game or gaming machine will only be accepted by our casino or digital gaming customers if we can demonstrate that it is likely to produce more revenue and Net win and/or has more player appeal than our existing products and services or our competitors’ products and services. WAP, premium and daily fee Participation gaming machines are replaced on short notice by casino operators if they do not meet and sustain revenue and profitability expectations. Customers may cancel pending orders with us if our products are not performing to expectations at other casinos.
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
Competition is intense in the digital and social gaming landscape. The increased importance of digital content delivery in our industry increases the potential competition in our SciPlay and iGaming businesses, as the minimum capital needed to produce and publish a digitally delivered game, particularly a new game for mobile platforms, may be significantly less than that needed to produce and publish one that is purchased through retail distribution. As more competitors enter the market, our operating results may be negatively impacted.
Our inability to complete multiple acquisitions and integrate those businesses successfully could limit our growth or disrupt our plans and operations.
Our growth strategy depends on our pursuit of strategic acquisitions. Our ability to succeed in implementing our acquisition strategy will depend to some degree upon our ability to identify and complete commercially viable acquisitions, including multiple acquisitions carried out simultaneously and in short time frames. We cannot assure that acquisition opportunities will be available on acceptable terms or at all, or that we will be able to obtain necessary financing or regulatory approvals to complete potential acquisitions.
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
We may not be able to achieve all of the anticipated strategic benefits expected as a result of SciPlay being a standalone public company, or such benefits may be delayed or not occur at all. The anticipated benefits include the following:
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
The consummation of the SciPlay initial public offering (“IPO”) in 2019 diluted our economic interest in the SciPlay business, and as a result we only benefit from a portion of any profits and growth of that business, and from any dividends and other distributions from that business, if any. We currently do not expect SciPlay to declare or pay any cash dividends, other than tax distributions and certain cash distributions related to the impact of taxes pursuant to the TRA, and therefore its operating cash flows are not available for our use other than within SciPlay. If SciPlay discontinues the payment of, or is unable to pay, such distributions to us, this will further reduce our available liquidity. For the year ended December 31, 2021, SciPlay generated 54% of our net cash provided by operating activities from continuing operations and 24% of our net cash provided by operating activities (including discontinued operations). Furthermore, the terms of any indebtedness incurred by SciPlay business may, and the terms of the SciPlay Revolver will, limit the ability of SciPlay business to pay dividends or make other distributions to us, or to amend the agreements between SciPlay and us and our other subsidiaries.
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
Similarly, the manufacture and maintenance of our gaming machines and gaming systems are dependent upon a regular and continuous supply of raw materials and components, many of which are manufactured or produced outside of the U.S. Certain of the components we use are customized for our products. The assembly of certain of our products and other hardware is performed by third parties. Any interruption or cessation in the supply of these items or services or any material quality assurance lapse with respect thereto could materially adversely affect our ability to fulfill customer orders, results of operations, cash flows and financial condition. We may be unable to find adequate replacements for our suppliers within a reasonable time frame, on favorable commercial terms or at all. The impact of the foregoing may be magnified as we continue to seek to streamline our gaming supply chain by reducing the number of our suppliers. Further, manufacturing costs may unexpectedly increase and we may not be able to successfully recover any or all of such cost increases. Additionally, in 2021, we experienced pressures on the supply chain related to parts sourcing, which contributed to approximately $5 million of inventory obsolescence charge. Because of the use of certain shared parts in some of our gaming machines in both old and new cabinets, supply chain pressures on availability of these parts may require us to re-allocate shared parts, rendering further units obsolete if such conditions sustain for an extended period of time.
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
In our SciPlay and iGaming businesses, we often rely on third-party data center providers to, among other things, host our remote game servers. Our SciPlay and iGaming businesses could be adversely impacted by breaches of or disruptions to these third-party data centers, including through disruptions in our RMG business, potential service level penalties with respect to our customers, reputational harm, the disclosure of proprietary information or the information of our customers or the theft of our or our customers assets, and to the extent any such data center provider was unable or unwilling to continue to provide services to us.
In certain regions, we enter into agreements with local distributors for the distribution of our land-based gaming products to one or more customers. Changes to these distributor relationships, including modification or termination of our agreements or difficulties with any such distributor could prevent us from delivering products or services to our customers on a timely basis, or at all, and could negatively impact our business. Additionally, the outbreak of COVID-19 and any resulting unfavorable social, political and economic conditions have negatively impacted our suppliers and contract manufacturers in varied ways in different communities, which could lead to interruption or cessation of services provided to us. For more information on the impact of the outbreak of COVID-19, see the risk factor captioned “The COVID-19 pandemic and similar health epidemics, contagious disease outbreaks and public perception thereof, continue to and, in the future, could significantly impact our operations and, should negative impacts such as significant player engagement develop, adversely affect and continue to adversely affect our operations, business, results of operations, cash flows and financial condition.”
Our SciPlay business largely depends upon our relationships with key third-party platform providers, who we rely on to make our games available to players and to collect revenue, and changes in those relationships could negatively impact our SciPlay business.
In our SciPlay business, our services operate largely through Facebook, Google, Apple, and Amazon platforms, with some games available on the Microsoft platform, which also serve as significant online distribution platforms for our games. Substantially all of our SciPlay revenue is generated by players using those platforms. Consequently, our expansion and prospects of our SciPlay offerings depend on our continued relationships with these providers, and any emerging platform providers that are widely adopted by our target player base. Our relationships with Facebook, Google, Apple, Amazon and Microsoft are not governed by contracts but rather by these platform providers’ standard terms and conditions for application developers, which govern the promotion, distribution and operation of games and other applications on their platforms, and which the platform providers can change unilaterally on short or without notice. Version updates, such as Apple's iOS 14.5 update in April 2021 which included changes to its AppTracking Transparency policy and now requires user permission before developers can track a user across apps and websites owned by other companies or access a user’s device’s advertising identifier, which has reduced the quantity and quality of data available to us. These changes could, among other things, have a detrimental impact on our ability to conduct targeted advertising on platforms, increase the cost to obtain new users and impact the return on investment of advertising spend. Our SciPlay business will also be adversely impacted if we are unable to continue these relationships in the future or if the terms and conditions offered by these providers are altered to our disadvantage. For instance, if any of these providers were to increase their fees, our results of operations, cash flows and financial condition would suffer.
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
Our results of operations can fluctuate due to seasonal trends and other factors. Sales of our gaming machines to casinos are generally strongest in the spring and slowest in the summer, while revenue from our Participation gaming machines is generally strongest in the spring and summer. Player activity for our SciPlay business is generally slower in the second and third quarters of the year, particularly during the summer months. Certain other seasonal trends and factors that may cause our results to fluctuate include: the geographies where we operate; holiday and vacation seasons; climate; weather; economic and political conditions; timing of the release of new products; significant equipment sales or the introduction of gaming activities in new jurisdictions or to new customers; and other factors.
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

Online transactions may be subject to sophisticated schemes to defraud, launder money or other illegal activities. There is a risk that our products or systems may be used for those purposes by our customers’ players. There is also a risk that we will be subject to fraudulent activities by our employees. In addition, our gaming machines have experienced anomalies and fraudulent manipulation in the past. Games and gaming machines may be replaced by casinos and other gaming machine operators if they do not perform according to expectations, or they may be shut down by regulators. The occurrence of anomalies in, or fraudulent manipulation of, our gaming machines or our other products and services (including our SciPlay and iGaming products and services), may give rise to claims from players or customers, may lead to claims for lost revenue and profits and related litigation by our customers and may subject us to investigation or other action by regulatory authorities, including suspension or revocation of our licenses or other disciplinary action. Additionally, in the event of the occurrence of any such issues with our products and services, substantial engineering and marketing resources may be diverted from other projects to correct these issues, which may delay other projects and the achievement of our strategic objectives.
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
We believe that our success depends, in part, on protecting our intellectual property in the U.S. and in foreign countries. Our intellectual property includes certain patents, trademarks and copyrights relating to our products and services (including gaming machines, digital gaming products, table games, shufflers and accessories, and gaming systems), and proprietary or confidential information that is not subject to patent or similar protection. Our success may depend, in part, on our ability to obtain protection for the trademarks, trade dress, names, logos or symbols under which we market our products and to obtain copyright and patent protection for our proprietary technologies, designs, software and innovations. We cannot assure that we will be able to build and maintain consumer value in our trademarks, obtain patent, trademark or copyright protection or that any patent, trademark or copyright will provide us with competitive advantages. In particular, the U.S. Supreme Court recently tightened the standard for patent eligibility of software patents. Despite revised U.S. Patent and Trademark Office guidelines in 2019, similar decisions in the future may negatively impact the validity or enforceability of certain of our patents, our ability to protect our inventions, innovations and new technology and the value of our substantial patent portfolio. Under a patent cross-licensing agreement with IGT, which relates to technology that is used in substantially all of our gaming machines, we can offer games using patented game features from the patent portfolios of other members of IGT’s slot game features program, and such members can likewise offer games using patented game features from our patent portfolio. This arrangement may diminish the competitive advantage our slot games may derive from our patents.
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
We are currently making, and in the future may make, claims of infringement, invalidity or enforceability against third parties. For example, with the emergence of digital gaming, we have increased enforcement against parties that infringe our intellectual property.
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
We rely on products, technologies and intellectual property that we license from third parties, including from our competitors, for use in our Gaming, SciPlay and iGaming businesses. Substantially all of our gaming machines and portions of our SciPlay and iGaming offerings and services use intellectual property licensed from third parties. The future success of our business may depend, in part, on our ability to obtain, retain and/or expand licenses for popular technologies and games in a competitive market. We cannot assure that these third‑party licenses, or support for such licensed products and technologies, will continue to be available to us on commercially reasonable terms, if at all. In the event that we cannot renew and/or expand existing licenses, we may be required to discontinue or limit our use of the products that include or incorporate the licensed intellectual property.
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
A meaningful portion of our SciPlay and iGaming gaming traffic is hosted by third-party data centers, such as Amazon Web Services, or AWS, Continent 8 and Claranet. Such third parties provide us with computing and storage capacity, and are under no obligation to renew the agreements related to these services with us on commercially reasonable terms or at all. If we are unable to renew these agreements on commercially reasonable terms, or if one of our data center operators is acquired, we may be required to transfer our servers and other infrastructure to new data center facilities and we may incur significant costs and possible lengthy service interruptions in connection with doing so, potentially causing harm to our reputation. If a game is unavailable or operates more slowly than anticipated when a player attempts to access it, that player may stop playing the game and be less likely to return to the game.

Portions of our information technology infrastructure, including those operated by third parties, have and may again experience interruptions, delays or cessations of service or produce errors in connection with systems integration or migration work that takes place from time to time. We may not be successful in implementing new systems and transitioning data, which could cause business disruptions and be more expensive, time consuming, disruptive and resource-intensive. We have no control over third parties that provide services to us and those parties could suffer problems or make decisions adverse to our business. We have contingency plans in place to prevent or mitigate the impact of these events. However, such disruptions could materially and adversely impact our ability to deliver products or services to customers and interrupt other processes. For example, in 2019, Flash was removed from the Google Chrome browser, resulting in player friction and disruptions in delivering our SciPlay and iGaming services to our customers. If our information systems do not allow us to transmit accurate information, even for a short period of time, to key decision makers, the ability to manage our business could be disrupted and our results of operations, cash flows and financial condition could be materially and adversely affected. Failure to properly or adequately address these issues could impact our ability to perform necessary business operations, which could materially and adversely affect our reputation, competitive position, results of operations, cash flows and financial condition.
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
The costs to eliminate or address the foregoing security threats and vulnerabilities before or after a cyber incident could be significant. Our remediation efforts may not be successful and could result in interruptions, delays or cessation of service, and loss of existing or potential suppliers or customers. In addition, breaches of our security measures and the unauthorized dissemination of sensitive personal, proprietary or confidential information about us, our business partners or other third parties could expose us to significant potential liability and reputational harm. As threats related to cyber-attacks develop and grow, we may also find it necessary to make further investments to protect our data and infrastructure, which may impact our results of operations. Although we have insurance coverage for protecting against damages resulting from cyber-attacks, it may not be sufficient to cover all possible claims, and we may suffer losses that could have a material adverse effect on our business. Our insurance coverage for protecting against damages resulting from cyber-attacks does not cover incidents which occur at companies we acquire after such cyber-attack. As a global enterprise, we could also be negatively impacted by existing and proposed U.S. and non- U.S. laws and regulations, and government policies and practices related to cybersecurity, data privacy, data localization and data protection. In addition, our customers may encourage, or require, compliance with certain security standards, such as the voluntary cybersecurity framework released by the National Institute of Standards and Technology (NIST), which consists of controls designed to identify and manage cyber-security risks, and we could be negatively impacted to the extent we are unable to comply with such standards.

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
Moreover, there is an additional, ongoing risk that the current list of jurisdictions from which our customers and the Company must block access is enlarged, as there is a possibility that regulators who grant licenses to customers and/or the Company will require the blocking of specific additional jurisdictions. Similarly, jurisdictions may update their laws or regulations in such a way as to render the supply of gaming services into that jurisdiction legally or commercially unsustainable. In all such circumstances, additional blocking activity may have a detrimental effect on our financial position.
If we are unable to successfully implement our global enterprise resource planning system conversion, it could disrupt our business or have a material adverse effect on our results of operations, cash flows and financial condition.
We are engaged in a multi-year conversion from certain legacy ERP systems to our primary global ERP system. The ERP system is designed to accurately maintain our books and records and provide information on our operations to management. Our ERP system migration will continue to require significant investment of human and financial resources. There are inherent risks associated with upgrading or changing systems, including inaccurate data or reporting. The process of upgrading and standardizing our ERP system is complex, time‑consuming and expensive. Although we believe we are taking appropriate action to mitigate these risks through, among other things, testing, training and staging implementations, we cannot assure that we will not experience data loss, disruptions, delays or negative business impacts from the upgrades. Any operational disruptions during the course of this process and any delays or deficiencies in the design and implementation of the new ERP system or in the performance of our legacy systems could materially and adversely affect our ability to operate our businesses. Additionally, while we have spent considerable efforts to plan and budget for the implementation of the new ERP system, changes in scope, timeline or cost could have a material adverse effect on our results of operations, cash flows and financial condition.
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
In the U.S. and many other countries, the provision of Gaming, SciPlay and iGaming products and services is subject to extensive and evolving regulation. These regulatory requirements vary from jurisdiction to jurisdiction. Therefore, we are subject to a wide range of complex laws and regulations in the jurisdictions in which we are licensed or operate. Most jurisdictions require that we be licensed, that our key personnel and certain of our security holders be found suitable or be licensed, and that our products be reviewed and approved before placement. Licenses, approvals or findings of suitability may be revoked, suspended or conditioned. If a license, approval or finding of suitability is required by a regulatory authority and we fail to seek or do not receive the necessary approval, license or finding of suitability, or if it is granted and subsequently revoked, then we may be prohibited from providing our products or services for use in the particular jurisdiction. In addition, the loss of a license in one jurisdiction could trigger the loss of a license, or affect our eligibility for a license, in other jurisdictions. We may also become subject to regulation in any new jurisdictions in which we decide to operate in the future, including due to expansion of a customer’s operations. Gaming authorities have levied and may levy fines against us or seize certain of our assets if we violate gaming regulations. We cannot assure that we will be able to obtain or maintain the necessary licenses or approvals or that the licensing process will not result in delays or adversely affect our operations. The failure to obtain or retain a required license or approval in any jurisdiction would decrease the geographic areas where we are permitted to operate and generate revenue, may limit our ability to obtain a license in other jurisdictions and may put us at a disadvantage relative to our competitors.

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
Often, our games, Gaming product hardware and software and our iGaming RMG must be approved in the jurisdictions in which they are operated, and we cannot assure you that such products or services will be approved in any jurisdiction. Our networked gaming technology requires regulatory approval in gaming jurisdictions prior to the shipment or implementation of any gaming machines, products or services and, although we have received approvals from the jurisdictions in which we currently operate this technology, we cannot assure that we will receive the approvals necessary to offer it in additional gaming jurisdictions. Many of our customers are required to be licensed, and delays in approvals of our customers’ operations or expansions may adversely affect our results of operations, cash flows and financial condition. In addition, current regulations in a number of jurisdictions where our customers operate, such as Macau SAR and Singapore, limit the amount of space allocated to our products or limit the amount of new product available to operators to an amount that has been pre-approved by regulators. Substantial changes in any such regulations could adversely affect demand for our products.
A substantial portion of our U.K. Gaming reporting unit revenue is concentrated with Ladbrokes Coral Group (which was acquired by Entain (formerly GVC Holdings PLC) in March 2018), which operates LBOs in the U.K. Effective as of April 1, 2019, fixed-odds betting terminals maximum stakes limit was required to be reduced from £100 to £2. As a result of this change, a number of LBO operators commenced a rationalization of their retail operations, which among other measures has included closure of certain LBO shops. The rationalization is likely to continue for the foreseeable future.
Effective as of April 14, 2020, the U.K. Gambling Commission banned gambling businesses from allowing consumers in Great Britain to use credit cards to gamble in all online and offline gambling products, with the exception of non-remote lotteries. The U.K. Gambling Commission announced changes to license conditions, effective as of March 31, 2020, which required all online gambling operators to participate in a multi-operator self-exclusion scheme, GAMSTOP, which allowed consumers to self-exclude from online operators with one request. We will continue to monitor the impact of the ban and the changes to license conditions on our iGaming and Gaming business segments and overall business, but believe the impact will continue to be immaterial. The U.K. government’s review of the U.K.’s Gambling Act 2005 and anticipated increased regulatory scrutiny as a result could negatively affect our ability to operate in the U.K.
We and certain of our affiliates, major stockholders (generally persons and entities beneficially owning a specified percentage (typically 5% or more) of our equity securities), directors, officers and key employees are subject to extensive background investigations and suitability standards in our businesses. For additional details regarding the background investigations, the risk of failure of any such individuals or entities to submit to such background investigations, the significant approval and licensing discretion of regulatory authorities, and the authority granted to these regulatory authorities, see “Government Regulation” in Part I, Item 1 of this Annual Report on Form 10-K and Exhibit 99.5 “Gaming Regulations.” Our failure, or the failure of any of our major stockholders, directors, officers, key employees, products or technology, to obtain or retain a required license or approval in one jurisdiction could negatively impact our ability (or the ability of any of our major stockholders, directors, officers, key employees, products or technology) to obtain or retain required licenses and approvals in other jurisdictions.
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
We have developed and implemented an internal compliance program in an effort to ensure that we comply with legal requirements imposed in connection with our Gaming, SciPlay and iGaming activities and legal requirements generally applicable to all publicly traded companies. Refer to “Government Regulation - General” in Part I, Item 1 of this Annual Report on Form 10-K, for additional details about the compliance program. We cannot assure that such steps will prevent the violation of one or more laws or regulations, or that a violation by us or an employee will not result in the imposition of a monetary fine, suspension or revocation of one or more of our licenses or other penalties.
Laws and regulations relating to our SciPlay and iGaming businesses are evolving. For additional discussion regarding risks associated with the evolving regulatory landscape for digital gaming, see the risk factors captioned “We may not be able to capitalize on the expansion of internet or other forms of digital gaming or other trends and changes in the gaming, lottery, social, and iGaming industries, including due to laws and regulations governing these industries”; “Legislative interpretation and enforcement of certain gaming activities could adversely affect financial performance and reputation”; “Regulators and investors may perceive gaming suppliers and operators similarly, and consider their respective regulatory risk to be similar”; “Failure of our technological blocking systems could result in violations of laws or regulations and have a material adverse effect on our operations, financial performance and prospects”; “Expectations of a shift to regulated digital gaming may not come to fruition”; “We may incur additional impairment charges”; and “We rely on the ability to use the intellectual property rights of third parties”; and “Government Regulation” in Part I, Item 1 of this Annual Report on Form 10-K.
See Exhibit 99.5 “Gaming Regulations” for additional information regarding certain of the regulations that govern our Gaming, SciPlay and iGaming businesses.
Legislative interpretation and enforcement of certain gaming activities could adversely affect financial performance and reputation.
Some jurisdictions are seeking to regulate gaming; others are seeking to prohibit it. We generate a portion of our operating results through licensing our proprietary software technology and games to enable gaming operators to provide gaming services to customers where such services are dependent on that software and the functionality it provides. Laws and regulations relating to the supply of such services are complex, inconsistent and evolving, and we may be subject to such laws either directly through explicit service provision or indirectly insofar as we have assisted the supply to customers who are themselves subject to such laws. For example, where supply by the Company to the customer is critical to the gaming transaction, there is a risk that a regulator could take direct enforcement action against us.
Many jurisdictions have not updated their laws to address the supply of remote gaming, which by its nature is a multi-jurisdictional activity. Moreover, the legality of such activities and related services is subject to uncertainties arising from differing approaches by legislatures, regulators and enforcement agents including in relation to determining in which jurisdiction the gaming takes place and therefore which law applies and in relation to regulations being interpreted in unfavorable or unanticipated ways.
We monitor legal and regulatory developments in all of our material gaming markets and generally seek to keep abreast of legal and regulatory developments affecting our industries. However, we do not necessarily monitor, on a continuous basis, the laws and regulations in every jurisdiction where we or our customers do business and, therefore, we or our customers may operate in jurisdictions where we may be unaware of the full extent of the legal or regulatory risk.
Sometimes we are able to take the additional precautionary step of blocking wagers from jurisdictions where we are aware of material legal or regulatory risk associated with remote gaming. In addition, the Company protects itself through contractual mechanisms with our customers explicitly allowing us to suspend or terminate services if such customers offer our games or accept wagers from end users in certain jurisdictions.
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
We may not be able to capitalize on the expansion of internet or other forms of digital gaming or other trends and changes in the industries in which we operate, including due to laws and regulations governing these industries.
We participate in the new and evolving digital gaming industries through our SciPlay and iGaming offerings. Part of our strategy is to take advantage of the liberalization of digital gaming, both within the U.S. and internationally. These industries involve significant risks and uncertainties, including legal, business and financial risks. The success of these industries and of our digital gaming products and services may be affected by future developments in social networks, including Facebook, mobile platforms, regulatory developments, data privacy laws and other factors that we are unable to predict and are beyond our control. This fast‑changing environment can make it difficult to plan strategically and can provide opportunities for competitors to grow their businesses at our expense. Consequently, our future results of operations, cash flows and financial condition relating to our products and services are difficult to predict and may not grow at the rates we expect, and we cannot assure that these products and services will be successful in the long term.
There are still significant forces working to limit or prohibit digital gaming in the U.S. For additional information regarding proposed laws at the federal or state level, see “Government Regulation - iGaming” in Part I, Item 1 of this Annual Report on Form 10-K. The enactment of digital gaming legislation that federalizes significant aspects of the regulation of digital gaming and/or limits the forms of internet wagering that are permissible at the state or federal level could have an adverse impact on our ability to pursue our digital gaming strategy in the U.S.
Internationally, laws relating to digital gaming are evolving, particularly in Europe. For additional information, including steps taken by European governments, the European Commission dropping enforcement actions, and regulatory developments in countries outside Europe and the U.S., regarding how laws relating to digital gaming are evolving internationally, see “Government Regulation - iGaming” in Part I, Item 1 of this Annual Report on Form 10-K. We cannot predict the timing, scope or terms of any such state, federal or foreign laws and regulations, or the extent to which any such laws and regulations will facilitate or hinder our interactive strategy.
Our business is subject to a number of foreign and domestic laws and regulations that affect companies conducting business on the internet, and laws and regulations governing data privacy and security, including with respect to the collection, storage, use, transmission and protection of personal information and other consumer data. The scope of data privacy and security regulations continues to evolve, and we believe that the adoption of increasingly restrictive regulations in this area is likely within the U.S. and other jurisdictions. Our SciPlay and iGaming businesses are subject to evolving regulations, and the status of any particular jurisdiction may change at any time. The regulatory structure surrounding certain aspects of these businesses is currently in flux in some jurisdictions. See the risk factor captioned “Gaming opponents persist in their efforts to curtail the expansion of legalized gaming, which, if successful, could limit the growth of our operations” and “Government Regulation - SciPlay” and “Government Regulation - iGaming” in Part I, Item 1 of this Annual Report on Form 10-K for additional information on evolving regulations applicable to our SciPlay and iGaming businesses.
Know-your-customer and geo-location programs and technologies supplied by third parties are an important aspect of certain internet and mobile gaming products and services because they confirm certain information with respect to players and prospective players, such as age, identity and location. Payment processing programs and technologies, typically provided by third parties, are also a necessary feature of interactive wagering products and services. These programs and technologies are costly and may have an adverse impact on our results of operations, cash flows and financial condition. Additionally, we cannot assure that products containing these programs and technologies will be available to us on commercially reasonable terms, if at all, or that they will perform accurately or otherwise in accordance with our required specifications. See the SciPlay and iGaming sections in the risk factor captioned “We operate in highly competitive industries, and our success depends on our ability to effectively compete with numerous domestic and foreign businesses” for additional information on risks regarding internet and mobile gaming products and services.
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
In addition, there is significant opposition in some jurisdictions to interactive social and digital gaming, including social casino gaming. Some states or countries have anti-gaming groups that specifically target social casino games. Such opposition could lead these jurisdictions to adopt legislation or impose a regulatory framework to govern interactive social gaming, social casino games specifically. These could result in a prohibition on interactive social gaming, or social casino gaming altogether, restrict our ability to advertise our games, or substantially increase our costs to comply with these regulations, all of which could have an adverse effect on our results of operations, cash flows and financial condition. We continue to devote significant attention to monitoring these developments. However, we cannot predict the likelihood, timing, scope or terms of any state, federal or foreign legislation or regulations relating to our SciPlay and iGaming businesses or the extent to which they may affect our SciPlay and iGaming businesses.
Expectations of a shift to regulated digital gaming may not come to fruition.
Our business strategy includes a gradual shift into new, regulated digital gaming markets. We expect there to be an opportunity to grow revenue by being among the first systems providers to obtain a license to operate digital gaming systems in markets where end-users historically have been reliant on unregulated digital gaming. However, there is no guarantee that end users who are currently engaging in unregulated digital gaming (in the U.S. or elsewhere) will transition away from unregulated gaming to regulated gaming in the wake of regulation, which is itself uncertain as to timing and scope and varies on a jurisdiction by jurisdiction basis. Our ability to influence end-user tastes and habits is limited, and if the introduction of regulation fails to result in a migration of end-users from unregulated gaming to regulated gaming (from which we currently derive and are expected to derive revenue through revenue sharing and fixed fees arrangements with our sports wagering customers), this may have an adverse impact on our operations, financial performance and prospects.
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
In the past, we have implemented various business improvement, optimization and restructuring initiatives in an effort to streamline our organization, leverage our resources more efficiently, and reduce our operating costs. These initiatives encompassed a combination of headcount reductions, facilities streamlining, and reductions in other operating costs. Most recently, we have incurred and expect to incur additional restructuring costs related to the divestitures of our Lottery and Sports Betting businesses. We have engaged, and may continue to engage, in similar or additional future restructuring initiatives. Because we are not able to predict with certainty when we will reorganize portions of our business, we cannot predict the extent, timing and magnitude of additional restructuring charges. We may also not realize the anticipated reduction in operating costs.
We may incur additional impairment charges.
We review our amortizable intangible assets for impairment when events or changes in circumstances indicate the carrying value may not be recoverable. We test goodwill assets for impairment at least annually. Factors that may indicate a change in circumstances, such that the carrying value of our goodwill, amortizable intangible assets or other non-amortizing assets may not be recoverable, include a decline in our stock price and market capitalization, reduced future cash flow estimates, and slower growth rates in industry segments in which we participate. We may be required to record a significant charge in our consolidated financial statements during the period in which any impairment of our goodwill or intangible assets is determined, which would negatively affect our results of operations. In light of the COVID-19 pandemic and the resulting unfavorable social, political, economic and financial conditions, during the first quarter of 2020 we performed an interim goodwill impairment assessment, which resulted in a $54 million goodwill impairment charge for our U.K. Gaming reporting unit further discussed below. Our annual goodwill impairment test as of October 1, 2021 for our U.K. Gaming reporting unit indicated that its fair value was substantially in excess (greater than 20%) of the carrying value and for all other reporting units, we concluded that it is more likely than not that the fair values of each of our reporting units exceeded their respective carrying values. However, this could change in the future depending on prevailing conditions that could result in additional impairment charges. For more information on the assessment and the goodwill impairment charge, see section captioned “Business Overview – Highlights, including recent developments – Impacts of COVID-19 on Business Operations, Financial Results and Liquidity” in Item 7. “Management’s Discussion and Analysis of Financial Condition and Results of Operations” and Note 11.
As discussed above and further detailed in Note 11, the COVID-19 disruptions resulted in the widespread closures of LBO shops across the U.K., which, along with global economic uncertainty, contributed to further deterioration in business conditions from our 2019 annual goodwill test date, which resulted in a goodwill impairment charge of $54 million during the first quarter of 2020. While our annual goodwill impairment test as of October 1, 2021 indicated that the carrying value of our U.K. Gaming reporting is not in excess than that of its estimated fair value, future adverse changes to our projections, could negatively impact the recoverability of the remaining carrying value of our goodwill and other assets for our U.K. Gaming reporting unit, which might result in additional material impairment charges. The remaining goodwill balance for our U.K. Gaming reporting unit as of December 31, 2021 was $127 million.
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
During the fourth quarter of 2021 and as a result of corporate-wide rebranding, we determined that useful life for certain of our indefinite-lived and finite-lived trade names in our Gaming business segment warrant a change. We first performed an impairment assessment, which indicated that carrying values of these trade names are recoverable (or for our indefinite-lived assets, the estimated fair value was more likely than not in-excess of the carrying value). The change in useful life determination was treated as a change in estimate with a $109 million carrying value of these legacy trade names being amortized on a straight-line basis over a twenty-month period beginning in the fourth quarter of 2021, which materially approximates the expected pattern of use over their remaining useful lives and periods over which these legacy trade names will contribute to the future cash flows of the respective asset groups. The incremental expense of this change for the year ended December 31, 2021 was $10 million and is recorded in D&A. However, this could change in the future depending on prevailing conditions that could result in impairment charges. Such charges could materially adversely affect our businesses, financial condition and operating results.
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
We also rely on our highly skilled, technically trained and creative employees to develop new technologies and create innovative products. Such employees, particularly game designers, engineers and project managers with desirable skill sets are in high demand, and we devote significant resources to identifying, hiring, training, successfully integrating and retaining these employees. 2021, in particular, was marked by a labor shortage that made, and continues to make, hiring and retaining skilled employees to support our products highly competitive. A lack of skilled technical workers could delay or negatively impact our business plans, ability to compete, results of operations, cash flows and financial condition.
If we are not able to maintain adequate internal control over our financial reporting, it could adversely affect our reputation and business.
We are responsible for establishing and maintaining adequate internal control over financial reporting. If we cannot maintain and execute adequate internal control over financial reporting or when necessary implement new or improved controls that provide reasonable assurance of the reliability of the financial reporting and preparation of our financial statements for external use, we may suffer harm to our reputation, fail to meet our public reporting requirements on a timely basis or be unable to properly report on our business and our results of operations, cash flows and financial condition. Additionally, the inherent limitations of internal controls over financial reporting may not prevent or detect all misstatements or fraud, regardless of the adequacy of those controls. We are currently undertaking an ERP system implementation in our largest business segment. In addition, the adoption of any new accounting standards may require us to add new or change existing internal controls, which may not be successful. Each of the preceding changes could materially impact our internal control over financial reporting. As of December 31, 2021, we have concluded that our internal control over financial reporting was effective based on criteria outlined in Part II, Item 9A “Controls and Procedures” of this Annual Report on Form 10-K, however, we cannot assure that material weaknesses will not be identified in the future.
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
We are and may become subject to litigation claims in the operation of our business, including, but not limited to, with respect to employee matters, alleged product and system malfunctions, alleged intellectual property infringement and claims relating to our contracts, licenses and strategic investments. We have incurred and may incur significant expense defending or settling any such litigation. Additionally, adverse judgments that have been and may be decided against us resulted and could result in significant monetary damages or injunctive relief that could adversely affect our ability to conduct our business and our results of operations, cash flows and financial condition. For example, as as described more fully in Note 20 below, on April 17, 2018, a plaintiff, Sheryl Fife, filed a putative class action complaint, Fife v. Scientific Games Corporation, against SGC in the United States District Court for the Western District of Washington. On November 23, 2021, we entered into an agreement in principle to settle the lawsuit for the amount of $24.5 million. On January 18, 2022, the parties executed a settlement agreement, and plaintiff filed an unopposed motion for preliminary approval of the parties’ proposed settlement. On January 19, 2022, the district court granted preliminary approval to the parties’ proposed settlement, and scheduled a hearing for final approval of the settlement on June 23, 2022. Although the case was brought against Scientific Games, pursuant to the Intercompany Services Agreement, we expect SciPlay to cover or contribute to the settlement amount due to the matter arising as a result of our business. But if SciPlay is unable to cover or contribute to the settlement amount, we may incur the full expense of the settlement amount. For additional information regarding our litigation, see Note 20.
Failure to perform under our contracts may result in substantial monetary liquidated damages and contract termination.
Our contracts, including our Gaming contracts relating to the provision of VLTs, typically permit a counterparty to terminate the contract at any time for a material failure to perform, other specified reasons and, in many cases, for no reason at all. Upon such a termination or failure to perform, we may be required to refund fees paid to us for services performed or allow our customers to return our products to us for a full refund. In the past, we have paid or incurred liquidated damages and have been required to allow the return of VLTs for a full refund under our contracts, and material amounts of liquidated damages could be imposed on us in the future, which could, if imposed, have a material adverse effect on our business prospects, results of operations, cash flows and financial condition.
We may be liable for product defects or other claims relating to our products.
Our products could be defective, fail to perform as designed or otherwise cause harm to our customers, their equipment or their products. If any of our products are defective, we may be required to recall the products and/or repair or replace them, which could result in substantial expenses and affect our profitability. Any problem with the performance of our products, such as a false jackpot or other prize, could harm our reputation, which could result in a loss of sales to customers and/or potential customers. In addition, the occurrence of errors in, or fraudulent manipulation of, our products or software may give rise to claims by our customers or by our customers’ patrons, including claims by our customers for lost revenues and related litigation that could result in significant liability. Any claims brought against us by customers may result in diversion of management’s time and attention, expenditure of large amounts of cash on legal fees and payment of damages, lower demand for our products or services, or injury to our reputation. Our insurance may not sufficiently cover a judgment against us or a settlement payment and is subject to customary deductibles, limits and exclusions. In addition, a judgment against us or a settlement could make it difficult for us to obtain insurance in the coverage amounts necessary to adequately insure our businesses, or at all, and could materially increase our insurance premiums and deductibles. In addition, software bugs or malfunctions, errors in distribution or installation of our software, failure of our products to perform as approved by the appropriate regulatory bodies or other errors or malfunctions, may subject us to investigation or other action by gaming regulatory authorities, including fines.
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
Risks Relating to Discontinued Operations
Unfavorable economic conditions, including those caused by the COVID-19 pandemic, have and could continue to significantly disrupt our Lottery and Sports Betting businesses.
Unfavorable economic conditions, including those caused by the COVID-19 pandemic, have caused, and could continue to cause, some of our Lottery customers to temporarily close lottery operations, decrease spending on marketing of or purchases of Lottery products or declare bankruptcy, which would adversely affect our business. In our Lottery business, we believe that difficult economic conditions have contributed, or may contribute, to reductions in spending on marketing by our customers and, in certain instances, less favorable terms under our contracts, as many of our customers face budget shortfalls and seek to cut costs.
The COVID-19 pandemic also resulted, and could continue to result, in the suspension or cancellation of some sporting events which has and could continue to negatively impact the financial condition of our sportsbook customers, their ability to purchase development and other services, their risk of payment default, or their spending levels as they seek to reduce costs, each of which could negatively impact our Sports Betting business revenue.
Within our Lottery business, we often enter into joint ventures or other business relationships in foreign jurisdictions, which presents additional risks, including not realizing the operating efficiencies, competitive advantages or financial results that we anticipate.
Our investment in foreign jurisdictions within the Lottery segment often entails entering into joint ventures or other business relationships with locally based entities, which can involve additional risks arising from our lack of sole decision‑making authority, our reliance on a partner’s financial condition, inconsistency between our business interests or goals and those of our partners and disputes between us and our partners, see the risk factor above captioned “We may not succeed in realizing the anticipated benefits of our strategic equity investments and relationships.”
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
Our Lottery business generally requires significant upfront capital expenditures for lottery terminal assembly, software customization and implementation, systems and equipment installation and telecommunications configuration. In connection with a renewal or bid of a Lottery systems contract, a customer may seek to obtain new equipment or impose new service requirements, which may require additional capital expenditures in order to retain or win the contract. In connection with the renewal of Lotterie Nazionali S.r.l.’s (“LNS”) exclusive concession to operate the Italian instant games lottery, we paid our pro rata share, or €160 million (€10 million paid in 2017 and the remaining €150 million paid in 2018), of the €800 million payment LNS was required to make to obtain the concession.
Historically, we have funded these upfront costs through cash flows generated from operations, available cash on hand and borrowings under our credit agreement. In addition, we have seen an increase in lottery requests for proposal, some involving PMAs, which include economic terms that expose us to increased risk, such as requiring the guarantee of specific income thresholds or significant upfront payments. In addition, to the extent we are compensated under any of our contractual arrangements based on a share of our customers’ revenue rather than payment for our expenses and services, we may incur upfront costs (which may be significant) prior to receipt of any revenue under such arrangements. Our ability to generate revenue and to continue to procure new contracts will depend on, among other things, our then present liquidity levels or our ability to obtain additional financing on commercially reasonable terms, which are negatively affected by the recent COVID-19 pandemic. See the similarly titled risk factor above captioned in the “Risks Relating to our Capital Structure” section.
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
Sports Betting
Our Sports Betting business is also subject to significant competition. Our Sports Betting business focuses on the supply of wagering solutions to operators, and there are a number of competitors in that industry, including from current customers who may desire to provide their own wagering platforms.
In jurisdictions that authorize sports betting, we cannot assure that we will be successful in offering our technology, content and services to sports betting operators as we expect to face intense competition from our traditional competitors in the gaming and lottery industries and a number of other domestic and foreign providers (or, in some cases, the operators themselves), some of which have substantially greater financial resources and/or experience in this area than we do. In addition, there is a risk that the authorization of the sale of gaming and lottery offerings via digital channels in a particular jurisdiction could, under certain circumstances, adversely impact our Gaming and Lottery offerings through traditional channels in such jurisdiction. Any such adverse impact would be magnified to the extent we are not involved in, and generating revenue from, the provision of digital gaming and lottery products or services in such jurisdiction.
In order to stay competitive in our Sports Betting business, we will need to continue to create and market sports betting solutions that attract players and invest in new and emerging technologies. Some of our competitors may be more willing to provide sports wagering in countries where the relevant laws and regulations are unclear or not uniformly enforced, putting us at a competitive disadvantage if we do not provide services related to including sports wagering in such countries.
Recently, there has been additional significant competition in the sports wagering market as a result of the legislative changes that have encouraged new market participants. Refer to “Government Regulation - iGaming” in Part I, Item 1 of this Annual Report on Form 10-K for a discussion of such legislative changes.
We offer and have in the past offered customers discounts and free trials in connection with our Sports Betting business. We cannot assure that competitive pressure will not cause us to increase the incentives that we offer to our customers, which could adversely impact our results of operations, cash flows and financial condition.
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
We are also required by certain of our customers to provide surety or performance bonds in connection with our contracts. As of December 31, 2021, we had $272 million of outstanding performance bonds. We cannot assure that we will continue to be able to obtain surety or performance bonds on commercially reasonable terms or at all. Our inability to provide such bonds would materially and adversely affect our ability to renew existing or obtain new Lottery contracts.
Given the increased competition in the sports wagering landscape in the U.S., it is crucial that we remain innovative in this field in order to preserve our first-mover advantage, maintain current contracts and gain new contracts.
The success of our Lottery and Sports Betting businesses depends on our ability to produce new and innovative products and services that respond to customer demand and create strong and sustained player appeal. If we fail to do so, we could lose business to our competitors.
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
Our Lottery business depends on suppliers and contract manufacturers, and any failure of these parties to meet our performance and quality standards or requirements could cause us to incur additional costs or lose customers.
Our production of instant lottery products, in particular, depends upon a continuous supply of raw materials, supplies, power and natural resources. Our operating results could be adversely affected by an interruption or cessation in the supply of these items or a serious quality assurance lapse, including as a result of the insolvency of any of our key suppliers. Similarly, the operation of our instant ticket printing presses and the manufacture and maintenance of our lottery systems are dependent upon a regular and continuous supply of raw materials and components, many of which are manufactured or produced outside of the U.S. Certain of the components we use are customized for our products. Additionally, in 2021, we experienced pressures on the supply chain related to parts sourcing. See the above risk factor captioned “We depend on our suppliers and contract manufacturers, and any failure of these parties to meet our performance and quality standards or requirements could cause us to incur additional costs or lose customers”.
Our results of operations for our Sports Betting business fluctuate due to unpredictability and long sales cycles and, therefore, our periodic operating results with regards to our Sports Betting business are not guarantees of future performance.
The results of operations for our Sports Betting business can fluctuate due a variety of factors. It is difficult for us to forecast the timing of revenue from sports wagering in our Sports Betting business because our sports wagering customers typically invest substantial time, money and other resources researching their needs and available competitive alternatives before deciding to purchase our solutions. Typically, the larger the potential sale, the more time, money and other resources will be invested by customers. Our sports wagering sales cycles also vary depending on the products and technology our prospective customers are looking to license. As a result, it may take many months after our first contact with a customer before a sale can actually be completed. In addition, we rely on our technology team to integrate our sports wagering software with that of the customer’s, and therefore, our sales efforts are vulnerable to delays at both the customer level and the integration level. During these long sales cycles, events may occur that affect the size or timing of the launch, or even cause it to be cancelled, including: purchasing decisions may be postponed during periods of economic uncertainty; we or our competitors may announce or introduce new solutions; our competitors may offer lower prices; technology problems of customers may arise to slow deadlines or launch targets; or budget and purchasing priorities of customers may change. If any of these events were to occur, sales of our sports wagering solutions or services may be cancelled or delayed, which would reduce our revenue and income.
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
Ultimately, the market may view, or in the future may view, the regulatory risk associated with the business of supplying software and services to sports wagering operators as being comparable with the regulatory risk attaching to operators themselves. In such circumstances, there is an associated risk that investors may apply valuation methods to any such supplier that are the same as the valuation methods used to value operators, and which build in the same regulatory risk even though, in many territories, such suppliers would be considered sufficiently removed from the transactional activity to warrant the application of a discrete risk analysis. If suppliers to our sports wagering operators suffer financial difficulties from realized regulatory risk, they may not be able to offer their services and products, which could restrict the provision of our services and negatively impact our revenues.
Expectations of a shift to regulated digital sports wagering may not come to fruition.
Our business strategy includes a gradual shift into new, regulated digital gaming markets. We expect there to be an opportunity to grow revenue by being among the first systems providers to obtain a license to operate digital gaming systems in markets where end-users historically have been reliant on unregulated digital gaming. However, there is no guarantee that end users who are currently engaging in unregulated digital gaming (in the U.S. or elsewhere) will transition away from unregulated gaming to regulated gaming in the wake of regulation, which is itself uncertain as to timing and scope and varies on a jurisdiction by jurisdiction basis. Our ability to influence end-user tastes and habits is limited, and if the introduction of regulation fails to result in a migration of end-users from unregulated gaming to regulated gaming (from which we currently derive and are expected to derive revenue through revenue sharing and fixed fees arrangements with our sports wagering customers), this may have an adverse impact on our operations, financial performance and prospects.

On May 14, 2018, the Supreme Court of the U.S. overturned the PASPA, a decision that opened up a path to legalization of sports wagering across the country. Following this ruling, at least 30 states and the District of Columbia have legalized sports wagering with some of those states permitting online sports wagering. Other states are considering legislation that would permit legal sports wagering, both land based and online. As a result of the change in regulations, we expanded, and expect to further expand, our sports wagering business. Our ability to expand our digital gaming and sports wagering operations depends on adoption of regulations permitting sports wagering in the U.S. We cannot assure when, or if, such regulations will be adopted, or the terms of such regulations, in certain of the jurisdictions in which we operate.
We may not succeed in realizing the anticipated benefits of our strategic equity investments and relationships in our Lottery business.
Under certain circumstances we pursue growth through strategic equity investments, including joint ventures, as a means to, among other things, gain access to new and important geographies, business opportunities and technical expertise, while simultaneously offering the potential for reducing capital requirements.
Our strategic equity relationships include investments in LNS, Northstar New Jersey Lottery Group LLC (“Northstar New Jersey”), Hellenic Lotteries S.A., Beijing Guard Libang Technology Co. Ltd., and Beijing CITIC Scientific Games Technology Co.
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
The failure to avoid or mitigate the risks described above or other risks associated with such our strategic arrangements could have a material adverse effect on our results of operations, cash flows and financial condition.
ITEM 1B.    UNRESOLVED STAFF COMMENTS
None.
ITEM 2.    PROPERTIES
Our continuing operations occupy approximately 718,000 square feet of space in the U.S and approximately 622,000 square feet of space Internationally. Our discontinued operations occupy approximately 1,167,000 square feet of space in the U.S and approximately 715,000 square feet of space internationally. We believe that these facilities are adequate for our business as presently conducted. Set forth below is an overview of the principal owned and leased real estate properties that support our corporate headquarters and Gaming, SciPlay and iGaming segments.

Location	Sq. Ft.	Supports	Tenancy
Las Vegas, Nevada	426,986	Corporate Headquarters, Gaming and iGaming	Lease/Own(1)
India (Bangalore and Chennai)	143,604	Gaming, SciPlay and iGaming	Lease
(1) Lease 274,986 sq. ft. and own 152,000 sq. ft.
Our owned Las Vegas facilities listed above are encumbered by mortgages securing indebtedness under our credit agreement and Secured Notes. In addition to those listed above, we own and lease a number of additional less significant properties in the U.S. and internationally that also support our operations.
ITEM 3.    LEGAL PROCEEDINGS
For discussion of our legal proceedings, see Note 20, which is incorporated by reference into this Item 3 of this Annual Report on Form 10-K.

ITEM 4.    MINE SAFETY DISCLOSURES
Not applicable.
PART II
ITEM 5. MARKET FOR REGISTRANT’S COMMON EQUITY, RELATED STOCKHOLDER MATTERS AND ISSUER PURCHASES OF EQUITY SECURITIES
Market for our Common Stock
Our outstanding common stock is listed for trading on the Nasdaq Global Select Market under the symbol “SGMS.”
On February 24, 2022, the closing sale price for our common stock on the Nasdaq Global Select Market was $60.82 per share. There were 599 holders of record of our common stock as of February 24, 2022. This does not include the number of stockholders who hold shares of our common stock through banks, brokers or other financial institutions.
Dividend Policy
We have never paid any cash dividends on our common stock and do not presently intend to pay cash dividends on common stock in the foreseeable future. Further, under the terms of certain of our debt agreements, we are limited in our ability to pay cash dividends or make certain other restricted payments (other than stock dividends) on our common stock.
Stockholder Return Performance Graph
The following graph compares the cumulative total stockholder return over the five-year period ended December 31, 2021 of our then outstanding common stock, the Nasdaq Composite Index and indices of our peer group companies that operate in industries or lines of business similar to ours.
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

	12/16	12/17	12/18	12/19	12/20	12/21
Scientific Games Corporation	$100.00	$366.43	$127.71	$191.29	$296.36	$477.36
NASDAQ Composite	$100.00	$129.64	$125.96	$172.17	$249.51	$304.85
Peer Group	$100.00	$141.64	$119.10	$177.04	$172.28	$251.90

ITEM 6.    [RESERVED]
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
On September 27, 2021, we entered into a definitive agreement to sell our Sports Betting business to Endeavor in a cash and stock transaction. On October 27, 2021, we entered into a definitive agreement to sell our Lottery business to Brookfield.
We have reflected the financial results of our Lottery and Sports Betting businesses as discontinued operations in our consolidated statements of operations and reflected the assets and liabilities of these businesses as held for sale in our consolidated balance sheets, for all periods presented. Accordingly, retrospective reclassifications have been made to prior period financial statements and disclosures to present the Lottery and Sports Betting businesses as discontinued operations. See Note 1 and Note 2 for additional information.
We report our results of continuing operations in three business segments—Gaming, SciPlay and iGaming (former Digital business segment excluding Sports Betting)—representing the different products and services we expect to continue to provide post-divestitures. As a result of our strategic changes and Pending Divestitures, our Chief Operating Decision Maker re-assessed how he evaluates the operating results and performance of our Gaming business segment that resulted in an immaterial change to the Gaming business Segment AEBITDA calculation, which is our primary measure of the Gaming business segment performance measure of profit or loss. The Gaming business segment AEBITDA, has been recast for all periods presented herein to exclude EBITDA from equity investments to align with this new view. See Note 3 for additional information.
Unless otherwise noted, amounts, percentages and discussion for all periods included below reflect the results of operations and financial condition from our continuing operations.
BUSINESS OVERVIEW
We are a leading developer of technology‑based products and services and associated content for the worldwide gaming, lottery, social and digital gaming industries. Our portfolio of revenue-generating activities in our continuing operations primarily includes supplying game content and gaming machines, CMSs and table game products and services to licensed gaming entities; providing social casino and other mobile games to retail customers; and providing a comprehensive suite of digital RMG, distribution platforms, content, products and services to various gaming entities. Our portfolio of revenue-generating activities in the discontinued operations primarily includes providing instant and draw‑based lottery products, lottery systems and lottery content and services to lottery operators along with providing sports wagering solutions to various gaming entities. We also gain access to technologies and pursue global expansion through strategic acquisitions and equity investments.
We are incorporated in Nevada. For more information on our corporate history, please see the General introduction to Part I, Item 1 “Business” of this Annual Report on Form 10-K above.
Highlights, including recent developments
Strategic Review Update
On June 29, 2021, we announced that the Company (1) with the support of its Board of Directors, completed its strategic review, which reaffirmed our strategy to become a content-led growth company with a focus on content and digital markets; and (2) intended to divest the Lottery and Sports Betting businesses creating the path to significantly de-lever and position the Company for enhanced growth. In September and October of 2021, we signed definitive agreements to divest these businesses. The divestiture of the Lottery business is now expected to close by the end of March 2022 while the sale of the Sports Betting business is on track to be completed in the second quarter of 2022, both subject to applicable regulatory approvals and customary conditions. These businesses held for sale are included in our covenant compliance requirements until disposed of and all of their related cash flows are available to the Company without restriction.

On July 15, 2021, we submitted a proposal to SciPlay’s board of directors to acquire all the outstanding equity interests in SciPlay not already owned by us (approximately 19%). Under our proposal, all SciPlay shareholders (other than SGC and our subsidiaries) would have received 0.250 shares of our common stock for each share of SciPlay Class A common stock they own. On December 22, 2021, we withdrew our July 15, 2021 offer. As of December 31, 2021, we continue to own 81% economic interest and 98% voting interest in SciPlay.
On March 1, 2022, we announced our intention to formally change our name to Light & Wonder, Inc. and that we would immediately begin doing business as Light & Wonder, Inc. The legal name Scientific Games Corporation is expected to be legally changed to Light & Wonder, Inc. during the second quarter of 2022, upon satisfying all applicable legal requirements in the state of Nevada, where the Company is incorporated.
In connection therewith, the ticker symbol for the Company’s common stock will be changed from SGMS to LNW, at the time of the legal name change. The Company’s common stock will continue to be listed on The NASDAQ Stock Market.
Impacts of COVID-19 on Business Operations, Financial Results and Liquidity
As also described in the “Description of the Business and Summary of Significant Accounting Policies - Impact of COVID-19” in Note 1, COVID-19 disruptions continue to impact our results of operations and particularly certain aspects of our Gaming business segment operations due to the widespread closures of gaming operation establishments and restricted reopening of a substantial number of gaming operation establishments coupled with global economic uncertainty. While most gaming establishments have reopened globally and have begun to operate at full capacity, there is a continued risk of future COVID-related developments including new virus variants, such as the Delta or Omicron variants, that might impact Gaming business segment results. During the second half of 2021, we noted that the U.S. and U.K. markets have rebounded which has had a notable impact on our Gaming operations primarily due to the lifting of restrictions and further elevated by consumer pent up demand from prior periods resulting in higher gross gaming revenues. Our 2021 Gaming operations revenue also benefited from the FOBT recovery as described in the Consolidated Results section below.
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
Our only financial maintenance covenant (excluding SciPlay’s Revolver) is contained in SGI’s credit agreement. As of December 31, 2021, our total available liquidity (excluding our SciPlay business segment, but including cash and cash equivalents totaling $44 million of the businesses held for sale as those are still available for our general use until a divestiture occurs) was $903 million, which included $638 million of undrawn availability under SGI’s revolving credit facility. During 2021, we made voluntary payments on SGI’s revolving credit facility totaling $595 million, leaving the entire revolving credit facility undrawn and available as of December 31, 2021. See Note 15 for additional details regarding SGI’s credit agreement.
Acquisitions
During 2021, we acquired several businesses to expand the portfolio and content for each of our three continuing business segments and businesses held for sale, as noted below (see Note 10 for additional information).
Acquisitions Related to Continuing Operations
•In July of 2021, SciPlay acquired privately-held Koukoi.
•In August of 2021, we acquired privately-held Lightning Box, which has been included in our iGaming business segment.
•In October of 2021, we acquired ACS’s table game solution PlayOn™, subsequently renamed to AToM™, which has been included in our Gaming business segment.
•In November of 2021, we acquired Authentic Gaming, a premium provider of live casino solutions, which has been included in our iGaming business segment.
•In December of 2021, we acquired ELK Studios, a leading European games developer, which has been included in our iGaming business segment.

•In March of 2022, SciPlay acquired privately held Alictus Yazilim Anonim Şirketi (“Alictus”), a Turkey-based hyper-casual game studio.
Acquisitions Related to Discontinued Operations
•In May of 2021, we acquired SportCast, which has been included in the Sports Betting business.
•In September of 2021, we acquired Sideplay, which has been included in the Lottery business.
On February 25, 2022, our Board of Directors approved a share repurchase program under which the Company is authorized to repurchase, from time to time through February 25, 2025, up to an aggregate amount of $750 million of our outstanding common stock over a three-year period. Repurchases may be made at the discretion of the Transaction Committee of the Board of Directors through one or more open market transactions, privately negotiated transactions, accelerated share repurchases, issuer tender offers or other derivative contracts or instruments, or a combination of the foregoing.
Trends and Uncertainties
We have a number of trends and uncertainties that have impacted and may continue to impact our business and results of operations. Such impacts have in some cases been material and could be material in the future should they continue.
Our ability to execute on our new strategic initiatives. The Company recently completed a comprehensive strategic review and is in the process of executing on the new strategy in becoming the leading, cross-platform global game company (more fully described in in Part I, Item 1 above). Successful execution on our strategy might present unexpected challenges and uncertainties, including actions that will result in increased restructuring charges as we incur integration and optimization expenses to execute and facilitate our strategies including costs necessary to complete the Pending Divestitures.
COVID-19. See above “Business Overview – Highlights, including recent developments – Impacts of COVID-19 on Business Operations, Financial Results and Liquidity” for uncertainties regarding the pandemic that significantly impacted our business and result of operations during 2020 and, to a lesser extent, continue to impact our business and results of operations during 2021.
Our high amount of leverage. We are currently a highly leveraged company which presents several challenges, including the dedication of a significant portion of our cash flow from operations to service interest and principal payments on our indebtedness.
International operations and foreign currency. We face challenges related to expanding our footprint within international markets and the related process of obtaining regulatory approvals to provide services and products within these new and emerging markets. Our LATAM customers operate in a difficult macroeconomic environment that (combined with political instability in the region and further compounded by COVID-19) has historically resulted in (a) a material reduction in revenue, (b) a reduction in the cash we have collected from these customers on previous sales and (c) charges for estimated credit losses, primarily during 2020.
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
A high level of competition, with competitor expansion. Our major competitors are expanding their product and service offerings with integrated products and solutions that compete directly with ours. For example, competition in our Gaming business segment is highly competitive and is characterized by the continuous introduction of new games, gaming machines and related technologies. Our iGaming business segment is facing challenges related to expanding our market share within new and emerging markets, while our SciPlay business segment continues to be highly competitive with low barriers to entry, rapid evolution, fragmented market and subject to changing technology, shifting needs and frequent introductions of new games, development platforms and services. See Part I, Item 1 of this Annual Report on Form 10-K and Business Segment Results below describing competition and factors impacting each of our business segments.
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
Reportable Segments

We report our operations in three business segments — Gaming, SciPlay and iGaming — representing our different products and services. See Notes 3 and 4 for additional business segments information.
CONSOLIDATED RESULTS

(in millions)	Year Ended December 31,			Variance
	2021	2020	2019	2021 vs. 2020		2020 vs. 2019
Total revenue	$2,153	$1,699	$2,388	$454	27%	$(689)	(29)%
Total operating expenses	2,043	1,944	2,098	99	5%	(154)	(7)%
Operating income (loss)	110	(245)	290	355	(145)%	(535)	(184)%
Net loss from continuing operations before income taxes	(294)	(804)	(377)	510	63%	(427)	(113)%
Net income (loss) from continuing operations	24	(801)	(330)	825	103%	(471)	(143)%
Net income from discontinued operations, net of tax	366	253	212	113	45%	41	19%
Net income (loss) attributable to SGC	371	(569)	(130)	940	165%	(439)	(338)%
Revenue
Year Ended December 31, 2021 Compared to Year Ended December 31, 2020
As described in the “Business Overview – Highlights, including recent developments – Impacts of COVID-19 on Business Operations, Financial Results and Liquidity” section above, our total revenue, and primarily revenues for the Gaming business segment, was significantly impacted in the prior period. Although these business disruptions continued to adversely impact certain aspects of our Gaming revenue in the first half of 2021, the re-opening of venues, lifting of restrictions, increased travel, and distribution of vaccines along with pent up consumer demand have caused the Gaming business segment to see more activity and thereby have helped drive 2021 revenue. Particularly, our Gaming operations revenue demonstrated strong growth driven by strong performance and increased market share. Machine and table product revenue continue to be impacted by reduced capital expenditures of casino operators coupled with ongoing COVID-19 restrictions impacting casino operating capacity. Additionally, Gaming operations revenue benefited from $44 million U.K. FOBT recovery received from certain U.K. customers related to a 2020 U.K. court ruling associated with overcharging of value-added tax for gaming operators that consequently reduced our net gaming revenues in those affected prior periods related to these customers and arrangements.
SciPlay revenue increased by $24 million or 4% primarily due to elevated player engagement from continued COVID-19 prevention measures during the first half of 2021 in addition to the introduction of new content and features resulting in increased paying player interaction.

iGaming revenue increased by $35 million or 18% primarily due to continuing growth in the U.S. market as iGaming is live in six U.S. states with a 25% market share.
Our 2021 consolidated revenues were impacted by $28 million of favorable F/X impact compared to $4 million of favorable impact in the prior year.
Operating expenses

	Year Ended December 31,		Variance
(in millions)	2021	2020	2021 vs. 2020
Operating expenses:
Cost of services(1)	$365	$338	$27	8%
Cost of product sales(1)	244	272	(28)	(10)%
SG&A	679	627	52	8%
R&D	190	148	42	28%
D&A	398	449	(51)	(11)%
Goodwill impairment	—	54	(54)	nm
Restructuring and other	167	56	111	198%
Total operating expenses	$2,043	$1,944	$99	5%

nm = not meaningful.
(1) Excludes D&A.
Cost of revenue
Cost of revenue for the year ended December 31, 2021 remained relatively flat as a result of higher revenue due to the global economy beginning to recover as the easing of COVID-19 restrictions continues, which was offset by the prior year period including approximately $48 million in Gaming cost of product inventory valuation charges for excess and obsolete inventory.
SG&A
SG&A increased primarily due to higher salaries, wages and other compensation of $39 million as a result of the prior year experiencing temporary austerity measures implemented to reduce costs during the COVID-19 disruptions, along with higher stock-based compensation expenses of $57 million driven by the acceleration of the expense as a result of attainment of certain targets for some of our directors coupled with the new equity awards issued at a higher fair value given the increase in our stock price compared to the prior period, and overall higher bonus incentive reflective of meeting and exceeding current year targets, of which portion will be paid in equity. This increase was partially offset by the prior period inclusion of $54 million allowance for credit loss charges reflecting the credit deterioration and credit weakness in our Gaming segment’s Latin America receivables primarily due to the COVID-19 disruptions.
R&D
R&D increased primarily due to higher salaries and benefits reflective of our increased investment in development and growth coupled with the prior period reflecting lower operating costs as a result of the company-wide austerity measures implemented to reduce costs during the COVID-19 disruptions.
D&A
D&A decreased primarily due to certain gaming equipment, intangible assets and software primarily associated with historical acquisitions becoming fully depreciated and amortized in the prior year period, which was partially offset by approximately $10 million related to accelerated amortization related to certain of our legacy trade names triggered by ongoing corporate wide re-branding (see Note 11 for additional details). The impact of accelerated amortization expense related to these legacy trade names is expected to continue over the next six quarters in the quarterly amount of approximately $16 million, however this estimate is subject to change and could accelerate or decelerate depending on the facts and circumstances related to our re-branding initiatives.
Goodwill impairment
Goodwill impairment recorded in the prior year was related to our U.K. Gaming reporting unit, which was recorded during the first quarter of 2020. See Note 11 for additional details on Goodwill impairment charge.
Restructuring and other

The increase in R&O is primarily due to charges related to the announced sales of the Lottery and Sports Betting businesses, and to a lesser extent business integration and optimization initiatives implementation costs primarily associated with efficiency programs coupled with the legal settlement charge of $25 million associated with the Washington State Matter (see Note 20), which were partially offset by higher COVID-19 business disruption charges in the prior year. See Note 5 for additional details.
Other Factors Affecting Net Income (Loss) Attributable to SGC Comparability

(in millions)	Year Ended December 31,		Factors Affecting Net Income (Loss)
	2021	2020	2021 vs. 2020
Gain (loss) on remeasurement of debt	$41	$(51)
Gains and (losses) are attributable to remeasurement of the 2026 Secured Euro Notes and 2026 Unsecured Euro Notes and reflect changes in the Euro vs. the U.S. Dollar foreign exchange rates between the periods. Approximately 69% of our Euro Notes were not treated as a net investment hedge in 2021 compared to 81% in 2020.

Other income (expense), net	33	(4)	The increase is primarily due to higher impact of foreign currency exchange rates coupled with a $16 million gain on sale of certain assets and as a result of acquisitions included in the current year.
Income tax benefit	318	3	The increase is primarily due to the release of the valuation allowance in 2021 primarily related to the Pending Divestitures (see Note 19).
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

(in millions)	Year Ended December 31,
	2021			2020
	Revenue	% Consolidated Revenue	F/X Impact on Revenue	Revenue	% Consolidated Revenue	F/X Impact on Revenue
Foreign Currency:
British Pound Sterling	$175	8%	$14	$143	8%	$2
Euro	129	6%	7	133	8%	—

Discontinued operations
The $132 million or 13% increase in 2021 revenue is primarily due to higher Lottery instant products and systems revenue due to the impact of COVID-19 on the prior year results coupled with the large lottery jackpots in the first half of 2021 driving both instant products sales and system increases, coupled with higher revenue from the Sports Betting business due to continued growth and expansion in the U.S. sports-betting market. These increases in revenue primarily drove the increase in net income from discontinued operations, net of tax by $113 million or 45%.
Year Ended December 31, 2020 Compared to Year Ended December 31, 2019
As described in the “Business Overview – Highlights, including recent developments – Impacts of COVID-19 on Business Operations, Financial Results and Liquidity” section above, our 2020 total revenue, specifically revenues for the Gaming business segment, was adversely impacted by COVID-19 disruptions. Gaming business segment 2020 revenue also reflects $36 million lower system revenues due to completion of certain Canadian systems launches that we benefited from in the prior year comparable period.
SciPlay revenue increased by $116 million or 25% primarily due to continued growth in our mobile platform business and increased player engagement as a result of the stay at home measures across North America and other countries coupled with the ongoing popularity of Jackpot Party® Casino, Gold Fish® Casino, Quick Hit® Slots, and MONOPOLY® Slots.
iGaming revenue increased by $17 million or 10% primarily due to increased iGaming activity that benefited from increased free time and stay at home measures as a result of COVID-19 disruptions coupled with growth in the U.S. market.
Our 2020 consolidated revenues were impacted by $4 million of favorable F/X impact compared to $22 million of unfavorable impact in the prior year.

Operating expenses

	Year Ended December 31,		Variance
(in millions)	2020	2019	2020 vs. 2019
Operating expenses:
Cost of services(1)	$338	$356	$(18)	(5)%
Cost of product sales(1)	272	390	(118)	(30)%
SG&A	627	619	8	1%
R&D	148	166	(18)	(11)%
D&A	449	542	(93)	(17)%
Goodwill impairment	54	—	54	nm
Restructuring and other	56	25	31	124%
Total operating expenses	$1,944	$2,098	$(154)	(7)%

nm = not meaningful.
(1) Excludes D&A.
Cost of revenue
Cost of revenue for the year ended December 31, 2020 decreased primarily due to the COVID-19 disruptions described above resulting in Gaming machine sales revenue decreasing by 49% or $297 million. Additionally, the year ended December 31, 2020 Cost of product sales included approximately $48 million, in Gaming segment inventory valuation charges, due to a decrease in demand for certain platforms as we believe that our customers will continue to extend replacement cycles to preserve their liquidity following their return to full operations combined with a reassessment of our Gaming product strategy, which was implemented during the year (see Note 8).
SG&A
SG&A increased primarily due to an increase of $54 million in the Gaming business segment allowance for credit losses, that reflect forecasted credit deterioration due to the COVID-19 disruptions generally and credit weakness in our Latin America receivables portfolio specifically (see Note 7). The SG&A increase was partially offset by company-wide austerity measures implemented in response to the COVID-19 disruptions described above, which resulted in lower SG&A compensation and benefit expenses of $45 million for 2020.
R&D
R&D decreased primarily due to company-wide austerity measures in response to the COVID-19 disruptions described above resulting in lower R&D compensation and benefit expenses of $18 million for 2020.
D&A
D&A decreased primarily due to certain Gaming intangible assets and software becoming fully amortized in the prior year.
Goodwill impairment
Goodwill impairment increase was related to our U.K. Gaming reporting unit, which was recorded during the first quarter of 2020. See Note 11 for additional details on Goodwill impairment charge.
Restructuring and other
The increase is primarily due to severance and related charges associated with COVID-19 disruptions. See Note 5 for additional details on Restructuring and other charges.

Other Factors Affecting Net Loss Attributable to SGC Comparability

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

(Loss) gain on remeasurement of debt	(51)	9	(Losses) and gains are attributable to remeasurement of the 2026 Secured Euro Notes and 2026 Unsecured Euro Notes and primarily reflect changes in the Euro vs. the U.S. Dollar foreign exchange rates between the periods. In 2019 the USD strengthened vs. the Euro by 3% and in 2020 the USD weakened by 9%.
Income tax benefit	3	47	The decrease is primarily due to 2019 reflecting a $50 million income tax benefit as a result of the exception provision within ASC 740-20-45-7 (see Note 19 for additional information).
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

(in millions)	Year Ended December 31,
	2020			2019
	Revenue	% Consolidated Revenue	F/X Impact on Revenue	Revenue	% Consolidated Revenue	F/X Impact on Revenue
Foreign Currency:
British Pound Sterling	$143	8%	$2	$154	6%	$(8)
Euro	133	8%	—	189	8%	(9)
Discontinued operations
The $13 million or 1% increase in revenue for the period is primarily due to higher Lottery systems revenue, coupled with growth in the Sports Betting business due to higher license revenue from key customer renewals and growth in the U.S. market. Net income from discontinued operations, net of tax increased by $41 million or 19% due to 2019 reflecting $50 million in higher tax expense as a result of the exception provision within ASC 740-20-45-7 (see Note 19) coupled with the higher revenues as described above.
See “Business Segments Results” below for a more detailed explanation of the significant changes in our components of revenue within the individual segment results of operations.
BUSINESS SEGMENT RESULTS
The types of products and services from which our segments derive their revenues are further discussed in Notes 3 and 4. Certain financial information relating to our segments, including segment revenue, AEBITDA and total assets and certain financial information relating to our revenue derived from and assets located in the U.S. and other geographic areas is included in Note 3.
GAMING
Our Gaming business segment designs, develops, manufactures, markets and distributes a comprehensive portfolio of gaming content, products and services. We provide our Gaming portfolio of products and services to commercial casinos, Native American casinos, wide-area gaming operators such as LBOs, arcade and bingo operators in the U.K. and continental Europe, and government agencies and their affiliated operators.

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
•Premium and daily fee Participation games: We offer two categories of non-WAP premium and daily fee Participation games: LAP and standalone. LAP games are gaming machines that are located within a single casino and are electronically linked to a progressive jackpot for that specific casino. Our LAP gaming machines feature games including those offered as WAP and our proprietary brands such as Ultimate Fire Link®, Dragon Spin®, Ultra Hot Mega Link®, 88 Fortunes®, Invaders from the Planet Moolah®, 5 Treasures®, Cash Spin® and Dancing Drums Explosion®. Our LAP products leverage both exclusive brand names and game play intellectual property, and typically offer players the chance to win multiple progressive jackpots, all of which tend to result in higher play volumes. We also provide certain standalone Participation games that are not linked to other gaming machines. Our standalone games feature titles under both licensed brands and our proprietary brands. Our standalone Participation gaming machines generally feature larger, more elaborate top-boxes and provide game play experiences not possible on a single screen game or on gaming machines that we sell.
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
We license our PTG content to commercial, tribal and governmental casino operators typically under month to month arrangements based on fixed monthly rates or subscription arrangements to our PTG content library. PTGs, which are designed to enhance operators’ table-game operations, include our internally developed and acquired PTGs, side bets, add-ons and progressive features. Our proprietary content and features are also added to public domain games such as poker, baccarat, pai gow poker, craps and blackjack table games and to electronic platforms.
Current year update
See the “Business Overview – Highlights, including recent developments – Impacts of COVID-19 on Business Operations, Financial Results and Liquidity” section above for a description of the COVID-19 impact on our Gaming business segment, which had an adverse effect on our results of operations and cash flows in 2020 and, to a lesser extent, continuing into 2021. Our results of operations and cash flows are recovering as social distancing measures (including reduced floor capacities, table play customer limitations and reduction of slot machines available for play) have generally been rolled back, however some measures have been extended or reimposed as infections increase due to the new virus variants. We are starting to see an increase in the demand for our Gaming products as the easing of restrictions continues and gaming operators are beginning to return to pre-COVID levels. Particularly, we are seeing strong demand and orders, however we are experiencing some supply chain challenges that could impact our ability to meet demand for our products and delay the timing of fulfillment of these orders and consequently the timing of revenue recognition. Additionally, we noted that the U.S. and U.K. markets have rebounded which has had a notable impact on our Gaming operations primarily due to the lifting of restrictions and further elevated by consumer pent up demand from prior periods resulting in higher gross gaming revenues.
Our Gaming operations installed base at period end increased for U.S. and Canada from 30,105 in 2020 to 30,514 in 2021 as a result of COVID-19 disruptions in the prior year and current year recovery. Alternatively, International ending installed base units decreased from 32,061 in 2020 to 29,375 in 2021 due to the closure of certain LBOs in the U.K. that haven’t yet recovered from the pandemic along with the reduction of some underperforming units in Greece and Latin America.
Our Gaming business segment leadership team has developed and implemented a strategy to reverse the declining install base trend in prior periods, which is starting to show positive results, but a meaningful reversal of this trend is expected to take longer than a year. Gaming operations generated 45%, 36% and 34% of total Gaming segment revenues for 2021, 2020 and 2019, respectively.

Additionally, our 2021 Gaming revenues benefited $44 million from a court ruling associated with overcharging of value-added tax for gaming operators in prior periods that consequently reduced our net gaming revenues related to these customers and arrangements.

In October of 2021, we acquired ACS’s table game solution PlayOnTM, a cashless product line that provides players with a debit solution at live table games. PlayOnTM was subsequently renamed AToMTM (see Note 10).
Results of Operations and Key Performance Indicators

1 - The year ended December 31, 2019 includes $10 million in IP charges paid by the SciPlay business segment, which are no longer being paid as of May 7, 2019 in connection with the IP License Agreement.
2 - We made an immaterial change to the prior period Gaming business segment AEBITDA calculation, which is our primary measure of the Gaming business segment performance measure of profit or loss. Prior period Gaming business segment AEBITDA has been recast to exclude EBITDA from equity investments to align with this new view. This change decreased Gaming business segment AEBITDA by $7 million and $9 million for the years ended December 31, 2020 and 2019, respectively. See Note 3 for additional information.

(in millions)	Year Ended December 31,			Variance
	2021	2020	2019	2021 vs. 2020		2020 vs. 2019
Revenue:
Gaming operations	$601	$332	$597	$269	81%	$(265)	(44)%
Gaming machine sales	360	312	609	48	15%	(297)	(49)%
Gaming systems	204	171	295	33	19%	(124)	(42)%
Table products	156	111	247	45	41%	(136)	(55)%
Total revenue	$1,321	$926	$1,748	$395	43%	$(822)	(47)%

F/X impact on revenue	$15	$3	$(14)	$12	(400)%	$17	(121)%

KPIs:
U.S. and Canada units:
Installed base at period end	30,514	30,105	31,486	409	1%	(1,381)	(4)%
Average daily revenue per unit	$41.72	$23.57	$38.67	$18.15	77%	$(15.10)	(39)%

International units(1):
Installed base at period end	29,375	32,061	34,370	(2,686)	(8)%	(2,309)	(7)%
Average daily revenue per unit	$9.34	$5.07	$10.57	$4.27	84%	$(5.50)	(52)%

Gaming machine sales:
U.S. and Canada new unit shipments	11,876	9,987	19,512	1,889	19%	(9,525)	(49)%
International new unit shipments	6,327	12,591	10,810	(6,264)	(50)%	1,781	16%
Total new unit shipments	18,203	22,578	30,322	(4,375)	(19)%	(7,744)	(26)%
Average sales price per new unit	$16,833	$12,178	$17,343	$4,655	38%	$(5,165)	(30)%
(1) Excludes the impact of game content licensing revenue.
Year Ended December 31, 2021 Compared to Year Ended December 31, 2020

Revenue
As noted above, Gaming revenue was adversely affected in 2020 which continued to a lesser extent into 2021, but is recovering as social distancing measures are being rolled back, although some measures continue to be enforced in certain jurisdictions, as noted above. While the restrictions continue to be eased and removed in some geographies, certain mitigation measures have been reintroduced as a result of new virus variants and are expected to continue for an indeterminate amount of time, which will continue to affect consumer behavior, and thus, we continue to see some impact on our Gaming segment.
Gaming Operations
Gaming operations revenue increased primarily due to the significant impact of COVID-19 disruptions on the prior year period, as described in the Consolidated Results – Revenue section above, coupled with strong growth, which approached 2019 levels as a result of strong product performance and increased market share. Gaming operations had a 409-unit increase in the U.S. and Canada installed base along with increases in average daily revenue per unit of $18.15 for the U.S. and Canada units and $4.27 for the International units, respectively, which were all primarily caused by the COVID-19 disruptions in the prior year and current year recovery. Additionally, International ending installed base units decreased by 2,686-units primarily due to the closure of certain LBOs in the U.K. that haven’t yet recovered from the pandemic along with the reduction of some underperforming units in Latin America and reducing our footprint for certain low yield operations in Greece. Additionally, Gaming operations revenue for the year ended December 31, 2021 benefited from FOBT recovery in the U.K. as described in the Consolidated Results - Revenue section above.
Gaming Machine Sales
Gaming machine sales revenue increased primarily due to higher sales of replacement units in the U.S and Canada along with a higher average sales price per new unit. Additionally, the impact of COVID-19 on the prior year period as described above, resulted in lower unit shipments in the prior year period.
The following table summarizes Gaming machine sales changes:

	Year Ended December 31,		Variance
	2021	2020	2021 vs. 2020
U.S. and Canada unit shipments:
Replacement units	10,385	5,957	4,428	74%
Casino opening and expansion units	1,491	4,030	(2,539)	(63)%
Total unit shipments	11,876	9,987	1,889	19%

International unit shipments:
Replacement units	3,930	12,010	(8,080)	(67)%
Casino opening and expansion units	2,397	581	1,816	313%
Total unit shipments	6,327	12,591	(6,264)	(50)%
Gaming Systems
Gaming systems revenue increased primarily due to the COVID-19 disruptions in the prior year which resulted in fewer installations of new CMSs on fewer casino openings and expansions and lower hardware sales, systems maintenance revenue, and iVIEW® installations.
Operating Expenses
The decrease in operating expenses is primarily due to a number of charges in the prior year period, which did not recur in 2021. The prior period included (1) a $54 million in goodwill impairment charge related to our U.K. Gaming reporting unit, which was recorded during the first quarter of 2020; (2) $54 million in higher allowance for credit loss charges; and (3) $48 million in inventory valuation charges to cost of products.
AEBITDA
AEBITDA increased by $419 million or 175% primarily due to increased revenues coupled with $102 million in lower charges to allowance for credit losses and inventory during the year ended 2021 described above. AEBITDA margin for the year ended 2021 increased by 24 percentage points to 50%.

Year Ended December 31, 2020 Compared to Year Ended December 31, 2019
Revenue
All of our 2020 Gaming revenue was negatively impacted by the COVID-19 disruptions that resulted in temporary closures and/or reduced operating capacity of a substantial number of gaming operations establishments in various jurisdictions globally, as described in the “Business Overview – Highlights, including recent developments – Impacts of COVID-19 on Business Operations, Financial Results and Liquidity” section above. As gaming establishments began to reopen in June and openings have continued through the year, demand has steadily increased. The continuation of social distancing measures that were implemented and still being enforced in many jurisdictions (including substantial reductions of maximum floor capacities, table play customer limitations and reduction of slot machines available for play) have had a negative impact on our Gaming revenue.
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
Gaming Systems
Gaming systems revenue decreased primarily due to the COVID-19 disruptions described above resulting in fewer installations of new CMSs on fewer casino openings and expansions, lower hardware sales, lower systems maintenance revenue reflective of customer concessions granted during the COVID-19 shutdowns, and lower iVIEW® installations due to certain Canadian contracts that were completed in the prior year.
Operating Expenses
The decrease in operating expenses is primarily due to lower cost of revenue correlated with the decrease in total revenue (as described above), which was partially offset by: (1) a $48 million increase of inventory valuation charges to Cost of product sales, (as described above and in Note 8), and (2) $20 million increase in Restructuring and other charges. Additionally, the year ended December 31, 2020 includes a $54 million in goodwill impairment charge and a $54 million charge related to allowance for credit losses, which reflects actual and forecasted credit deterioration primarily due to the COVID-19 disruptions coupled with the impacts of foreign exchange and the worsening of the expected credit position in our Latin America receivables portfolio specifically (see Note 7).

AEBITDA
AEBITDA decreased by $616 million or 72% primarily due to lower revenues as a result of COVID-19 disruptions, coupled with charges to allowance for credit losses and inventory during the year ended 2020 described above. AEBITDA margin for the year ended 2020 comparable period decreased by 23 percentage points to 26%.
SCIPLAY
Our SciPlay business segment is a leading developer and publisher of digital games on mobile and web platforms. SciPlay operates in the social gaming market, which is characterized by gameplay online, on mobile phones or on tablets that are social and competitive, and self-directed in pace and session length. SciPlay generates substantially all of their revenue from in-app purchases in the form of coins, chips and cards, which players can use to play slot games, table games or bingo games. Players who install SciPlay’s games receive free coins, chips or cards upon the initial launch of the game and additional free coins, chips or cards at specific time intervals. Players may exhaust the coins, chips or cards that they receive for free and may choose to purchase additional coins, chips or cards in order to extend their time of game play. Once obtained, coins, chips and cards (either free or purchased) cannot be redeemed for cash nor exchanged for anything other than game play within SciPlay’s apps. SciPlay distributes their games through various global social web and mobile platforms such as Facebook, Apple, Google, Amazon, and Microsoft.
SciPlay currently offers a variety of social casino games, including Jackpot Party® Casino, Gold Fish® Casino, Quick Hit® Slots, 88 Fortunes® Slots, MONOPOLY® Slots and Hot Shot Casino®. Our SciPlay business segment continues to pursue its strategy of expanding into the casual games market. Current casual game titles include Bingo Showdown® and Solitaire PetsTM Adventure. SciPlay currently plans to launch an additional casual game in 2022. SciPlay’s social casino games typically include slots-style game play and occasionally include table games-style game play, while our casual games blend solitaire-style or bingo game play with adventure game features. All of SciPlay’s games are offered and played across multiple platforms, including Apple, Google, Facebook, Amazon, and Microsoft. In addition to SciPlay’s internally created game content, SciPlay’s content library includes recognizable, game content from Scientific Games. This content allows players who like playing land-based slot machines to enjoy some of those same titles in our free-to-play games. SciPlay has access to Scientific Games' library of more than 1,500 iconic casino titles, including titles and content from third-party licensed brands such as MONOPOLY™, THE FLINTSTONES™, JAMES BOND™, and PLAYBOY™. SciPlay’s access to this content, coupled with our years of experience developing in-house content, uniquely positions SciPlay to create compelling social games.
Current year update
As described in the “Business Overview – Highlights, including recent developments – Impacts of COVID-19 on Business Operations, Financial Results and Liquidity” section above, COVID-19 impacted our business in various ways. While many of SciPlay’s current and potential players may have had significantly more free time to play SciPlay’s games during the earlier stages of the pandemic, they may have also experienced sustained consumer unease and lower discretionary income. While the increased player engagement SciPlay experienced during the first half of 2020 as a result of the stay-at-home measures across the U.S. receded, SciPlay is still seeing higher player engagement as compared to the pre-COVID-19 time period. SciPlay is not able to predict and quantify the ultimate impact of further COVID-19 developments on their results of operations in future periods.
Throughout 2021, SciPlay deployed significant updates across a number of their portfolio games, and it expects to deploy further updates to games in future years. While SciPlay has continued testing in certain international markets, it has not yet achieved the anticipated international market share growth. SciPlay plans to continue to explore opportunities and increase their investments in the expansion of international markets throughout 2022 and in future years.
Despite a challenging 2020 comparable that heavily benefited from global stay-at-home measures, 2021 was another record year for total revenue. SciPlay’s year over year total revenue growth of 4% was below the overall industry growth. This result is primarily attributable to the previously disclosed event isolated in Jackpot Party® Casino during the third quarter and a delayed release of the third version of Quick Hit® Slots. SciPlay’s fourth quarter of 2021 compared to the third quarter of 2021 total revenue growth of 5% is above overall industry growth, showing a strong rebound from the above noted factors impacting Jackpot Party® Casino and Quick Hit® Slots. We believe that there is an opportunity for continued improvement of operating results in 2022 and beyond, as SciPlay continues to execute on their strategic game updates, enhanced analytics, international expansion, and an upcoming new game release.
In July 2021, SciPlay acquired privately held Koukoi, a Finland-based developer and operator of casual mobile games which allows us to expand our casual games portfolio (see Note 10).
In March 2022, SciPlay acquired Alictus, a privately held Turkey-based hyper-casual game studio. Alictus has developed and published a number of games that have achieved #1 free game status in the iOS U.S. App Store, including Candy

Challenge 3D, Rob Master 3D, Deep Clean Inc., Oh God!, Money Buster!, and Collect Cubes. The Alictus acquisition allows SciPlay to further scale in the casual market while diversifying revenue streams (see Note 10).
Results of Operations and Key Performance Indicators
.

1 - The year ended December 31, 2019 includes charges of $10 million for intellectual property royalties paid to the Gaming business segment, which are no longer being paid as of May 7, 2019 in connection with the IP License Agreement.

(in millions, except ARPDAU)	Year Ended December 31,			Variance
	2021	2020	2019	2021 vs. 2020		2020 vs. 2019
Revenue:
Mobile	$537	$506	$391	$31	6%	$115	29%
Web and other	69	76	75	(7)	(9)%	1	1%
Total	$606	$582	$466	$24	4%	$116	25%

KPIs:
Mobile Penetration(1)	89%	87%	83%	2 pp	nm	4 pp	nm
Average MAU(2)	6.2	7.4	8.0	(1.2)	(16)%	(0.6)	(8)%
Average DAU(3)	2.3	2.7	2.7	(0.4)	(15)%	—	—%
ARPDAU(4)	$0.71	$0.60	$0.48	$0.11	18%	$0.12	25%
Average MPUs(5)	0.5	0.5	0.5	—	—%	—	—%
AMRPPU(6)	$95.26	$92.75	$82.19	$2.51	3%	$10.56	13%
Payer Conversion Rate(7)	8.5%	7.1%	6.0%	1.4 pp	nm	1.1 pp	nm
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
(5) MPU = Monthly Paying Users is the number of individual users who made an in-game purchase during a particular month.
(6) AMRPPU = Average Monthly Revenue Per Paying User is calculated by dividing average monthly revenue by average MPUs for the applicable time period.
(7) Payer conversion rate is calculated by dividing average MPU for the period by the average MAU for the same period.

Year Ended December 31, 2021 Compared to Year Ended December 31, 2020
Revenue
Mobile platform revenue increased $31 million or 6 percent primarily due to elevated player engagement from continued COVID-19 prevention measures during the first quarter of 2021 compared to limited COVID-19-prevention measures for most of the first quarter of 2020 in addition to the introduction of new content and features resulting in increased paying player interaction.

The increase in mobile penetration percentage primarily reflects a continued trend of players migrating from web to mobile platforms to play our games.
Average MAU and average DAU decreased due to the turnover in users. Consequently, ARPDAU increased as a function of lower average DAU. AMRPPU increased while Average MPU was consistent with prior year due to introduction of new content and features resulting in increased paying player interaction.
All-time high payer conversion rate was due to the growing popularity of SciPlay’s games while focusing on live operations to enhance game play and engagement
Operating Expenses
Operating expenses increased by $48 million primarily due to a $25 million legal settlement charge associated with the Washington State Matter (see Note 20), higher compensation and benefit costs related to increases in headcount, and an increase in D&A.
AEBITDA
AEBITDA decreased by $3 million or 2 percent primarily due to an increase in salaries and benefits, as described above, which was partially offset by an increase in revenue. AEBITDA margin decreased by 2.0 percentage points to 30.6%.
Year Ended December 31, 2020 Compared to Year Ended December 31, 2019
Revenue
Mobile platform revenue increased $115 million or 29% primarily due to increased player engagement as a result of the stay at home measures across North America and other regions and ongoing popularity of Jackpot Party® Casino, Gold Fish® Casino, Quick Hit® Slots, and MONOPOLY® Slots.
The increase in mobile penetration percentage primarily reflects a continued trend of players migrating from web to mobile platforms to play SciPlay’s games.
Average MAU decreased and average DAU stayed relatively flat due to the turnover in users while paying users stayed consistent. Consequently, ARPDAU increased due to stay at home measures across North America and other regions, introduction of new content and features, and ongoing popularity of our games.
The increase in payer conversion rates was due to the growing popularity of our games and increased interaction with the games by our players as a result of the introduction of new content and features into SciPlay’s games.
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
AEBITDA
AEBITDA increased by $67 million or 55% primarily due to continued growth in revenue (as described above) and improved operating leverage while AEBITDA margin increased by 6.1 percentage points to 32.4%.
iGaming
We renamed our Digital business segment to iGaming business segment and the presentation was recast for all periods to exclude the Sports Betting business due to the pending sale, as described in Note 1. Our iGaming business segment provides a comprehensive suite of digital gaming content, including digital RMG, distribution platforms, content, products and services. We derive revenue from our content aggregation platforms, including Open Gaming System, remote gaming servers, and various other platforms, which can deliver a wide spectrum of internally developed and branded casino-style games and popular third-party provider casino-style games to gaming operators. We also provide the Open Platform System which offers a wide range of reporting and administrative functions and tools providing operators full control over all areas of digital gaming operations. Generally, we host the play of our game content on our centrally located servers that are integrated with the online casino operators’ websites.
Current year update

We continue to expand our customer base and capitalize on growth in the U.S. by leveraging our industry leading platforms, content and solutions.
In August of 2021, we acquired Lightning Box, which expanded our iGaming content portfolio.
In November 2021, we acquired Authentic Gaming, a premium provider of live casino solutions, providing a foothold in a key vertical and the fast growing part of the iGaming market. The acquisition enhances our premium product offering and is highly synergistic with our leading iGaming platform and our land-based and proprietary table game content
In December 2021, we acquired Elk Studios, a leading European game developer, which expanded our iGaming content portfolio.
Results of Operations
Year Ended December 31, 2021 Compared to Year Ended December 31, 2020
Revenue
Overall, iGaming revenue increased by $35 million or 18% due to iGaming market expansion in the U.S. and higher player activity including original content launches during 2021. The revenue increase was partially offset by the winding down of our SG Universe® services, which had a $10 million impact on our 2021 revenue or 7%.
Operating Expenses and AEBITDA
Operating expenses increased primarily due to higher costs of revenue correlated with the increase in revenue. AEBITDA increased by $17 million or 29% primarily due to the increase in revenue described above. AEBITDA margin for the year ended December 31, 2021 increased by 2.8 percentage points to 33%.
Year Ended December 31, 2020 Compared to Year Ended December 31, 2019
Overall iGaming revenue increased by $17 million or 10% primarily due to increased iGaming activities that benefited from increased free time and stay at home measures as a result of COVID-19 disruptions. The revenue increase was partially offset by the winding down of our SG Universe® services, which resulted in a decrease of $11 million or 6% impact on our 2020 revenue growth.
Operating Expenses and AEBITDA
Operating expenses increased primarily due to higher costs of revenue correlated with the increase in revenue. AEBITDA increased by $18 million or 45% primarily due to the increase in revenue (described above). AEBITDA margin for the year ended December 31, 2020 increased by 7 percentage points to 30%.
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
•Business combinations;
•Revenue recognition;
•Goodwill, long-lived and other intangible assets - impairment assessment;
•Income taxes; and
•Legal contingencies.
Business Combinations
As described in Note 10, we account for business combinations in accordance with ASC 805. This standard requires the acquiring entity in a business combination to recognize all (and only) the assets acquired and liabilities assumed in the transaction and establishes the acquisition-date fair value as the measurement objective for all assets acquired and liabilities assumed in a business combination.
Determining the fair value of assets acquired and liabilities assumed requires management judgment, the utilization of independent valuation experts and often involves the use of significant estimates and assumptions with respect to the timing and amounts of future cash inflows and outflows, discount rates, market prices and asset lives, among other items. Any changes in the underlying assumptions can impact the estimates of fair value by material amounts, which can in turn materially impact our results of operations. If the subsequent actual results and updated projections of the underlying business activity change compared with the assumptions and projections used to develop these fair values, we could record impairment charges. In addition, we have estimated the economic lives of certain acquired assets and these lives are used to calculate D&A expense. If our estimates of the economic lives change, D&A expense could be accelerated or slowed. For example, for the acquisitions completed during 2021, if the intangible assets useful life was extended by two years the total annual depreciation and amortization would decrease by approximately $3 million and if the useful life was shortened by two years the total annual depreciation and amortization would increase by approximately $7 million.
Revenue Recognition
Our revenue recognition policies described in Note 4 require us to make significant judgments and estimates. The guidance requires that we apply judgments or estimates to determine the performance obligations, the stand-alone selling prices of our performance obligations to customers, and the timing of transfer of control of the respective performance obligations. The evaluation of each of these criteria in light of contract specific facts and circumstances is inherently judgmental, but certain judgments could significantly affect the timing or amount of revenue recognized if we were to reach a different conclusion than we have. The critical judgments we are required to make in our assessment of contracts with customers that could significantly affect the timing or amount of revenue recognized are:
•Contracts with Multiple Promised Goods and Services - because we enter into contracts with customers that involve promises to transfer multiple products and services, the determination of the distinct performance obligations in contracts with multiple promises requires significant judgment. Our total gaming systems revenue that often contains multiple promised goods and services was $204 million for the year ended December 31, 2021, or approximately 9 percent of consolidated revenue, a portion of which would not be recognized if we had reached a different conclusion.
•Determination of stand-alone selling prices - the guidance requires that we determine the stand-alone selling price for our goods and services as a basis for allocating the transaction price to the identified distinct performance obligations in our contracts with customers. Because we often bundle the selling price for multiple promised goods or services or we may license systems for which the solutions we provide are highly customized and therefore the prices we charge are variable, the determination of a stand-alone selling price or the relative range may require significant judgment. Our total gaming systems revenue that could be subject to this judgment and thus allocated to distinct performance obligations differently was a portion of $204 million for the year ended December 31, 2021, or approximately 9 percent of consolidated revenue.
Goodwill - impairment assessment
We allocate goodwill to reporting units based on the reporting unit expected to benefit from the business combination. We evaluate our reporting units on at least an annual basis and, if necessary, reassign goodwill using a relative fair value allocation approach. As a result of the financial results of our Lottery and Sports Betting businesses being reflected as discontinued operations (see Note 2), we reassessed our continuing operations reporting units and determined that we have six reporting units: SG Gaming, U.K. Gaming, Casino Management Systems, Table Products, SciPlay, and iGaming. Goodwill is tested for impairment at the reporting unit level (operating segment or one level below an operating segment) annually on October 1 and between annual tests if an event occurs or circumstances change that would more likely than not reduce the fair value of a reporting unit below its carrying value. These events or circumstances could include a significant change in the business climate, legal factors, operating performance indicators, competition, or sale or disposition of a significant portion of a reporting unit.
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
Application of the goodwill impairment test requires judgment, including the identification of reporting units, assignment of assets and liabilities to reporting units, assignment of goodwill to reporting units, and determination of the fair value of each reporting unit. Performance of the qualitative goodwill assessment requires judgment in identifying and considering the significance of relevant key factors, events and circumstances that affect the fair value or carrying amount of the reporting units. Such events and circumstances that we have considered include macroeconomic conditions, industry specific and market considerations, and reporting units specific factors such as overall actual and projected financial performance, among other factors. We also considered the results of the most recent date that a fair value measurement was performed as a part of the quantitative goodwill assessment and specifically the cushion between each reporting unit’s fair value and carrying value. The estimates used to calculate the fair value of a reporting unit as a part of the quantitative goodwill assessment change from year to year based on operating results, market conditions, and other factors. Changes in these estimates and assumptions could materially affect the determination of fair value and goodwill impairment, if any, for each reporting unit.
We performed our annual goodwill impairment test as of October 1, 2021 using a qualitative assessment for all of our reporting units other than for the U.K Gaming reporting unit for which we performed a quantitative assessment given its impairment in 2020. Based on the results of our qualitative impairment assessment, we concluded that it is more likely than not that the fair values of each of our reporting units exceeded their respective carrying values and there were no reporting units requiring further assessment. The test results for U.K. Gaming reporting unit for which we performed a quantitative assessment indicated the fair value was substantially in excess (greater than 20%) of the carrying value. As of December 31, 2021, the carrying amount of goodwill related to our U.K. Gaming reporting unit was $127 million.
Refer to Note 11 for key estimates and assumptions used in the 2020 discounted cash flow analysis for U.K. Gaming reporting unit during which our impairment testing for these reporting units resulted in an impairment charge.
Long-lived and other intangible assets - impairment assessment
We evaluate the recoverability of intangible assets and other long-lived assets with finite useful lives by comparing the carrying value of the asset group to the estimated undiscounted future cash flows that we expect the asset to generate if events or changes in circumstances indicate that these assets are not recoverable. Any impairment is measured as the amount by which the carrying value of the asset exceeds the estimated fair value. The fair value is determined using a discounted cash flow approach where projections of future cash flows generated by those assets are discounted using an estimated discount rate. Significant judgment is required to estimate the amount and timing of future cash flows and the relative risk of achieving those cash flows. We also make judgments about the remaining useful lives of intangible assets and other long-lived assets that have finite lives. While we believe our estimates of future operating results and projected cash flows are reasonable, any significant adverse changes in key assumptions (i.e., adverse change in the extent or manner in which an asset (asset group) is being used or expectation that, more likely than not, an asset (asset group) will be sold or otherwise disposed of before the end of its useful life) or adverse changes in economic and market conditions may cause a change in our evaluation of recoverability or our estimation of fair value and could result in an impairment charge that could be material to our financial statements. Refer to Note 11 for our fourth quarter 2021 change in estimate related to the useful lives for certain of our legacy trade names triggered by corporate-wide re-branding as described above in the “Business Overview — Highlights, including recent developments” section.

Income taxes
We are subject to the income tax laws of the many jurisdictions in which we operate. These tax laws are complex, and the manner in which they apply to our facts is sometimes open to interpretation. In establishing the provision for income taxes, we must make judgments about the application of these inherently complex tax laws.
Despite our belief that our tax return positions are consistent with applicable tax laws, we believe that taxing authorities could challenge certain positions. Settlement of any challenge can result in no change, a complete disallowance, or some partial adjustment reached through negotiations or litigation. We record tax benefits for uncertain tax positions based upon management’s evaluation of the information available at the reporting date. To be recognized in the financial statements, a tax benefit must be at least more likely than not of being sustained based on technical merits. The tax benefit for positions meeting the recognition threshold is measured as the largest benefit more likely than not to be realized upon ultimate settlement with a taxing authority that has full knowledge of all relevant information. Significant judgment is required in making these determinations, and adjustments to uncertain tax positions may be necessary to reflect actual taxes payable upon settlement. Adjustments related to positions impacting the effective tax rate affect the provision for income taxes. Adjustments related to positions impacting the timing of deductions impact deferred tax assets and liabilities.
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
We have recorded valuation allowances in certain jurisdictions to reduce our deferred tax assets to the amounts that are more likely than not to be realized. Should a change in facts or circumstances lead to a change in judgment about the ultimate realizability of a deferred tax asset, we record or adjust the related valuation allowance in the annual period that the change in facts and circumstances occurs, along with a corresponding increase or decrease in the provision for income taxes. In assessing the timing of valuation allowance release, we specifically assessed the certainty and expected gains related to pending sales of our businesses held for sale, which required significant judgment and evaluation of various factors. See Note 19 for a more detailed discussion related to valuation allowance release during 2021.
Legal contingencies
We are subject to certain legal proceedings, demands, claims and threatened litigation that arise in the normal course of our business. We review the status of each significant matter quarterly and assess our potential financial exposure. If the potential loss from any claim or legal proceeding is considered probable and the amount can be reasonably estimated, we record a liability and an expense for the estimated loss. If we determine that a loss is reasonably possible and the range of the loss can be reasonably estimated, then we disclose the range of the possible loss. Significant judgment is required in the determination of whether a potential loss is probable, reasonably possible, or remote and in the determination of whether a potential exposure is reasonably estimable. Our accruals are based on the best information available at the time. As additional information becomes available, we reassess the liabilities and disclosures related to our pending claims and litigation and may revise our estimates. Potential legal liabilities and the revision of estimates of legal liabilities could have a material impact on our results of operations, cash flows and financial position. For discussion of our legal proceedings, see Note 20, which is incorporated by reference into Item 3 of this Annual Report on Form 10-K.
LIQUIDITY, CAPITAL RESOURCES AND WORKING CAPITAL
Cash and available liquidity
As of December 31, 2021, our principal sources of liquidity, other than cash flows provided by operating activities, were cash and cash equivalents, including SciPlay cash and cash equivalents (for our SciPlay business segment), cash and cash equivalents of businesses held for sale and amounts available under the SciPlay Revolver (for our SciPlay business segment) discussed below under “Credit Agreement and Other Debt”.
The following table summarizes our cash and available revolver capacity as of December 31, 2021 and 2020:

(in millions)	Cash and cash equivalents	Revolver capacity	Revolver capacity drawn or committed to letters of credit	Total
SGC (excluding SciPlay and businesses held for sale)	$221	$650	$(12)	$859
Businesses held for sale	44	—	—	44
SciPlay	364	150	—	514
Total as of December 31, 2021	$629	$800	$(12)	$1,417

SGC (excluding SciPlay and businesses held for sale)	$659	$650	$(547)	$762
Businesses held for sale	88	—	—	88
SciPlay	269	150	—	419
Total as of December 31, 2020	$1,016	$800	$(547)	$1,269
On May 7, 2019, SciPlay completed an IPO for an 18.0% minority interest in our Social gaming business, after giving effect to the underwriters’ partial exercise of their over-allotment option on June 4, 2019. We received $312 million in net proceeds from the offering (net of $30 million used by SciPlay to pay the offering fees and the balance retained by SciPlay for general corporate purposes). Subsequent to the IPO, SciPlay Holding Company, LLC (“SciPlay Holding”), a subsidiary of SciPlay, entered into a $150 million revolving credit agreement that matures in May 2024. These proceeds enabled us to reduce our revolving credit facility and other debt in 2019. At this time, we do not expect SciPlay to declare or pay any cash dividends, other than tax distributions and certain cash distributions related to the impact of taxes pursuant to the TRA, of which payments totaling $4 million were made for the year ended December 31, 2021.
Sources of liquidity
During 2021, we drew $60 million under SGI’s revolving credit facility and repaid $595 million leaving the entire revolving credit facility undrawn and available as of December 31, 2021.
Total cash held by our foreign subsidiaries (including discontinued operations) was $180 million and $173 million as of December 31, 2021 and December 31, 2020, respectively. We believe that substantially all cash held outside the U.S. is free from legal encumbrances or similar restrictions that would prevent it from being available to meet our global liquidity needs.
Our Gaming operations and Lottery systems (included in our discontinued operations) businesses generally require significant upfront capital expenditures, and we may need to incur additional capital expenditures in order to retain or win new contracts. Our ability to make payments on and to refinance our indebtedness and other obligations depends on our ability to generate cash in the future. We may also, from time to time, repurchase or otherwise retire or refinance our debt, through our subsidiaries or otherwise. In the event we pursue significant acquisitions or other expansion opportunities, we may need to raise additional capital. If we do not have adequate liquidity to support these activities, we may be unable to obtain financing for these cash needs on favorable terms or at all. For additional information regarding our cash needs and related risks, see “Risk Factors” under Part I, Item 1A.
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
In addition, U.S. lottery customers (included in our discontinued operations) generally require service providers to provide performance bonds in connection with the relevant contract. As of December 31, 2021, our outstanding performance bonds (including those related to discontinued operations) totaled $272 million. Our ability to obtain performance bonds on commercially reasonable terms is subject to our financial condition and prevailing market conditions, which may be impacted by economic and political events. Although we have not experienced difficulty in obtaining such bonds to date, we cannot assure that we will continue to be able to obtain performance bonds on commercially reasonable terms, or at all. For additional information regarding our surety or performance bonds in connection with our contracts, see “Risk Factors” under Part I, Item 1A.
We intend to repay, refinance and/or restructure a significant portion of our existing indebtedness to significantly de-lever our balance sheet and position the Company for enhanced growth following the receipt of cash from the Pending Divestitures (See Note 1), which we would also expect to significantly change the terms and outstanding amounts of our debt.
Cash Flow Summary

(in millions)	Year Ended December 31,			Variance
	2021	2020	2019	2021 vs. 2020	2020 vs. 2019
Net cash provided by operating activities from:
Continuing operations	$304	$33	$209	$271	$(176)
Discontinued operations	381	438	$337	(57)	101
Net cash provided by operating activities	685	471	546	214	(75)
Net cash used in investing activities from:
Continuing operations	(347)	(126)	(220)	(221)	94
Discontinued operations	(95)	(47)	(43)	(48)	(4)
Net cash used in investing activities	(442)	(173)	(263)	(269)	90
Net cash (used in) provided by financing activities from:
Continuing operations	(655)	469	(126)	(1,124)	595
Discontinued operations	(24)	(6)	(3)	(18)	(3)
Net cash (used in) provided by financing activities	(679)	463	(129)	(1,142)	592
Effect of exchange rate changes on cash, cash equivalents and restricted cash	(6)	7	1	(13)	6
(Decrease) increase in cash, cash equivalents and restricted cash	$(442)	$768	$155	$(1,210)	$613
Cash flows from operating activities - continuing operations

	Year Ended December 31,			Variance
($ in millions)	2021	2020	2019	2021 vs. 2020	2020 vs. 2019
Net income (loss)	$390	$(548)	$(118)	$938	$(430)
Less: Income from discontinued operations, net of tax	(366)	(253)	(212)	(113)	(41)
Adjustments to reconcile net income (loss) from continuing operations to net cash provided by operating activities from continuing operations	479	740	712	(261)	28
Changes in working capital accounts, excluding the effects of acquisitions	143	121	(113)	22	234
Changes in deferred income taxes and other	(342)	(27)	(60)	(315)	33
Net cash provided by operating activities from continuing operations	$304	$33	$209	$271	$(176)
Year Ended December 31, 2021 Compared to Year Ended December 31, 2020
Net cash provided by operating activities from continuing operations increased in 2021 primarily due to higher cash earnings resulting from the lifting of certain COVID-19 related disruptions. The changes in our working capital accounts for the year ended December 31, 2021 were primarily driven by the following:
•$19 million favorable change in receivables primarily due to increased billing and collection as recovery from the COVID-19 pandemic continues to gain momentum with eased restrictions and continued progress towards the return to pre-COVID levels;
•$9 million favorable change in inventory due to timing of orders and shipments;
•$17 million favorable change in other current assets and liabilities primarily related to increases in various prepaid expenses and timing of contract assets and liabilities;

•$98 million favorable change in accounts payable and accrued liabilities primarily as a result of the timing of expenditures.
Net cash provided by operating activities from discontinued operations increased due to higher cash flows from discontinued operations driven by higher Lottery instant products and systems revenue due to the impact of COVID-19 on the prior year results coupled with the large lottery jackpots in the first half of 2021 driving both instant products sales and system increases.
Cash flows from investing activities
Net cash used in investing activities from continuing operations increased primarily due to acquisitions of businesses completed during 2021, as described in Note 10, and higher capital expenditures. Capital expenditures are composed of investments in systems, equipment and other assets related to contracts, property and equipment, intangible assets and software.
Net cash used in investing activities from discontinued operations increased primarily due to acquisitions completed during 2021, as described in Note 10, higher additions to equity method investments and capital expenditures.
Cash flows from financing activities
Net cash used in financing activities increased primarily due to net repayments of $535 million under SGI’s revolving credit facility compared to the prior year period $340 million net draw on SGI’s revolving credit facility and net issuance of senior term loans of $209 million, coupled with $16 million in higher licensing payments and $23 million for taxes paid related to net share settlement of equity awards during 2021.
Year Ended December 31, 2020 Compared to Year Ended December 31, 2019
Net cash provided by operating activities from continuing operations decreased in 2020 primarily due to lower cash earnings impacted by the COVID-19 business disruptions. The changes in our working capital accounts for the year ended December 31, 2020 were primarily driven by the following:
•$137 million favorable change in receivables due to timing of collections and lower billing primarily associated with Gaming segment receivables;
•$4 million favorable change in inventory due to timing of orders and shipments;
•$6 million favorable change in/ other current assets and liabilities primarily related to increases in various prepaid expenses and timing of contract assets and liabilities;
•$26 million unfavorable change in accounts payable and accrued liabilities primarily as a result of the timing of expenditures.
Net cash provided by operating activities from discontinued operations decreased primarily due to lower earnings impacted by COVID-19 on the 2020 results.
Cash flows from investing activities
Net cash used in investing activities from continuing operations decreased primarily due to lower capital expenditures and proceeds received from the sale of certain properties in Chicago, which was partially offset by SciPlay’s acquisition of Come2Play. Capital expenditures are composed of investments in systems, equipment and other assets related to contracts, property and equipment, intangible assets and software.
Cash flows from financing activities
Net cash provided by financing activities from continuing operations increased primarily due to the $340 million net draw on SGI’s revolving credit facility, while the prior year included $342 million in proceeds from the sale of SciPlay common stock, which were partially offset by $253 million in net payments on long-term debt and $23 million in debt issuance, deferred financing and offering costs. Additionally, during 2020, we received net proceeds of $543 million from the issuance of 2025 Senior Unsecured Notes partially offset by $341 million in net payments for the redemption of the 2021 Notes.
Credit Agreement and Other Debt
For additional information regarding our credit agreement and other debt, interest rate risk and interest rate hedging instruments, see “Contractual Obligations” in this Item 7 below, in Part II, Item 7A “Quantitative and Qualitative Disclosures About Market Risk” and in Notes 15 and 16.

Contractual Obligations
Our contractual obligations and commercial commitments principally include obligations associated with our outstanding indebtedness, contractual purchase obligations and future minimum operating lease obligations and other long-term liabilities as set forth in the table below as of December 31, 2021:

(in millions)	Cash Payments Due In
	Total	Less than 1 year	1 - 3 years	4 - 5 years	More than 5 years
Debt, face value (1)	$8,772	$44	$3,978	$3,550	$1,200
Interest payments (2)	1,802	423	802	398	179
License royalty minimum guaranteed payments	105	35	46	24	—
Purchase obligations (3)	368	368	—	—	—
Operating leases (4)	56	17	24	13	2
Other obligations (5)	51	3	48	—	—
Contractual obligations related to continuing operations	11,154	890	4,898	3,985	1,381
Contractual obligations related to discontinued operations	256	181	49	18	8
Total contractual obligations	$11,410	$1,071	$4,947	$4,003	$1,389

(1) See Note 15 for information regarding long-term and other debt, including $4 million related to certain revenue transactions presented as debt in accordance with ASC 470 and finance leases.
(2) Based on rates in effect and outstanding debt on December 31, 2021.
(3) Includes, among other contractual obligations, estimated obligations and/or capital commitments in connection with our Gaming supply contracts.
(4) See Note 14 for information regarding our operating leases.
(5) Includes certain other contractual obligations, including estimated contingent acquisition considerations and excludes pending legal settlement (see Note 20) and transaction fees contingent on the completion of the Pending Divestitures.

ITEM 7A. DISCLOSURES ABOUT MARKET RISK
Market risk is the risk of loss arising from adverse changes in market rates and prices, such as interest rates, foreign exchange rates and commodity prices. The following are our financial instruments which expose us to market risk:
Interest Rate Risk
As of December 31, 2021, the face value of long-term debt was $8,772 million, including $4,018 million of variable-rate obligations that fluctuate based on LIBOR (of which, $800 million is effectively fixed pursuant to interest rate swap contracts that mature in February 2022) (see Notes 15 and 16). See Note 1 for additional details on reference rate reform and ASU 2020-04 and ASU 2021-01, which impact (if any) is being evaluated. Assuming a constant outstanding balance for our variable-rate long term debt, a hypothetical 1% change in interest rates would result in interest expense changing by approximately $40 million. For the years ended December 31, 2021, 2020, and 2019, the average one-month LIBOR was 0.10%, 0.52%, and 2.19%, respectively. All of our interest rate sensitive financial instruments are held for purposes other than trading purposes. We have attempted to limit our exposure to interest rate risk by using interest rate swap contracts to mitigate interest rate risk associated with a portion of our variable-rate debt instruments. The objective of our interest rate swap contracts, which are designated as cash flow hedges of the future interest payments, is to eliminate the variability of cash flows attributable to the LIBOR component of interest expense to be paid on a portion of our variable-rate debt.
Cross-Currency Interest Rate Swaps
During 2018, we entered into certain cross-currency interest rate swap agreements to achieve more attractive interest rates by effectively converting $460 million of our fixed-rate U.S. Dollar-denominated 2025 Secured Notes, including the semi-annual interest payments through October 2023, to a fixed-rate Euro-denominated debt, with a fixed annual weighted interest rate of approximately 2.946%. We have designated these cross-currency interest rate swap agreements as a net investment hedge of our investments in certain of our international subsidiaries that use the Euro as their functional currency in order to reduce the volatility in our operating results caused by the changes in foreign currency exchange rates of the Euro with respect to the U.S. Dollar.
As of December 31, 2021, if these cross-currency interest rate swap agreements were ineffective, the fluctuations in the exchange rates between the Euro and the U.S. Dollar would impact the amount of U.S. Dollars that we would require to settle the Euro-denominated debt at maturity of these agreements. A hypothetical 10% change in the U.S. Dollar in comparison to the Euro exchange rate upon inception of the cross-currency interest rate swap would have increased/decreased our obligation to cash settle the exchanged principal portion in U.S. Dollars by approximately $46 million.
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
Fluctuations in the exchange rates between the Euro and the U.S. Dollar will impact the amount of U.S. Dollars that we will require to settle the 2026 Secured Euro Notes and 2026 Unsecured Euro Notes at maturity. A hypothetical 10% change in U.S. Dollar in comparison to the Euro as of December 31, 2021, would have increased/decreased our obligation to cash settle the principal portion of the 2026 Secured and Unsecured Euro Notes in U.S. Dollars by approximately $65 million.
The completion of the Pending Divestitures is expected to result in a reduction of net investments in our international subsidiaries available for hedging, which could result in increased volatility in our operating results.
For additional information regarding interest rate swap contracts, cross-currency interest rate swaps and net investment non-derivative hedges see Note 16.
ITEM 8.    FINANCIAL STATEMENTS AND SUPPLEMENTARY DATA
The financial statements and other information required by this item are included in Part IV, Item 15 of this Annual Report on Form 10-K and are presented beginning on page 82.
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
Because of its inherent limitations, internal control over financial reporting may not prevent or detect misstatements. Also, projections of any evaluation of effectiveness to future periods are subject to the risk that controls may become inadequate because of changes in conditions, or that the degree of compliance with the policies or procedures may deteriorate. Management assessed the effectiveness of our internal control over financial reporting as of December 31, 2021. In making this assessment, we used the criteria set forth by the Committee of Sponsoring Organizations of the Treadway Commission (COSO) in Internal Control-Integrated Framework (2013). Based on our assessment we concluded that, as of December 31, 2021, our internal control over financial reporting was effective based on those criteria.
The effectiveness of our internal control over financial reporting as of December 31, 2021 has been audited by Deloitte & Touche LLP, our independent registered public accounting firm. Their report is included below.
Changes in Internal Control over Financial Reporting
There were no changes in our internal control over financial reporting during the quarter ended December 31, 2021 that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM
To the stockholders and the Board of Directors of Scientific Games Corporation:
Opinion on Internal Control over Financial Reporting
We have audited the internal control over financial reporting of Scientific Games Corporation and subsidiaries (the “Company”) as of December 31, 2021, based on criteria established in Internal Control — Integrated Framework (2013) issued by the Committee of Sponsoring Organizations of the Treadway Commission (COSO). In our opinion, the Company maintained, in all material respects, effective internal control over financial reporting as of December 31, 2021, based on criteria established in Internal Control — Integrated Framework (2013) issued by COSO.
We have also audited, in accordance with the standards of the Public Company Accounting Oversight Board (United States) (PCAOB), the consolidated financial statements as of and for the year ended December 31, 2021, of the Company and our report dated March 1, 2022 expressed an unqualified opinion on those financial statements.
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
/s/ Deloitte & Touche LLP
Las Vegas, Nevada
March 1, 2022

ITEM 9B.    OTHER INFORMATION.
None.
ITEM 9C.    DISCLOSURE REGARDING FOREIGN JURISDICTIONS THAT PREVENT INSPECTIONS.
Not applicable.

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
Information relating to our executive officers is included in Part I, Item 1 of this Annual Report on Form 10-K. The other information called for by this item is incorporated by reference to our definitive proxy statement relating to our 2022 annual meeting of stockholders, which will be filed with the SEC. If such proxy statement is not filed on or before April 30, 2022, the information called for by this item will be filed as part of an amendment to this Annual Report on Form 10-K on or before such date.
ITEM 11.    EXECUTIVE COMPENSATION
The information called for by this item is incorporated herein by reference to our definitive proxy statement relating to our 2022 annual meeting of stockholders, which will be filed with the SEC. If such proxy statement is not filed on or before April 30, 2022, the information called for by this item will be filed as part of an amendment to this Annual Report on Form 10-K on or before such date.
ITEM 12.    SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT AND RELATED STOCKHOLDER MATTERS
The information called for by this item is incorporated herein by reference to our definitive proxy statement relating to our 2022 annual meeting of stockholders, which will be filed with the SEC. If such proxy statement is not filed on or before April 30, 2022, the information called for by this item will be filed as part of an amendment to this Annual Report on Form 10-K on or before such date.
ITEM 13.    CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS, AND DIRECTOR INDEPENDENCE
The information called for by this item is incorporated herein by reference to our definitive proxy statement relating to our 2022 annual meeting of stockholders, which will be filed with the SEC. If such proxy statement is not filed on or before April 30, 2022, the information called for by this item will be filed as part of an amendment to this Annual Report on Form 10-K on or before such date.
ITEM 14.    PRINCIPAL ACCOUNTING FEES AND SERVICES
The information called for by this item is incorporated herein by reference to our definitive proxy statement relating to our 2022 annual meeting of stockholders, which will be filed with the SEC. If such proxy statement is not filed on or before April 30, 2022, the information called for by this item will be filed as part of an amendment to this Annual Report on Form 10-K on or before such date.

PART IV
ITEM 15.    EXHIBITS, FINANCIAL STATEMENT SCHEDULES

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM

To the stockholders and the Board of Directors of Scientific Games Corporation:
Opinion on the Financial Statements
We have audited the accompanying consolidated balance sheets of Scientific Games Corporation and subsidiaries (the “Company”) as of December 31, 2021 and 2020, and the related consolidated statements of operations, comprehensive income (loss), stockholders’ deficit, and cash flows, for each of the three years in the period ended December 31, 2021, and the related notes and the schedule listed in the Index at Item 15 (collectively referred to as the “financial statements”). In our opinion, the financial statements present fairly, in all material respects, the financial position of the Company as of December 31, 2021 and 2020, and the results of its operations and its cash flows for each of the three years in the period ended December 31, 2021, in conformity with accounting principles generally accepted in the United States of America.
We have also audited, in accordance with the standards of the Public Company Accounting Oversight Board (United States) (PCAOB), the Company’s internal control over financial reporting as of December 31, 2021, based on criteria established in Internal Control - Integrated Framework (2013) issued by the Committee of Sponsoring Organizations of the Treadway Commission and our report dated March 1, 2022, expressed an unqualified opinion on the Company’s internal control over financial reporting.
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
Critical Audit Matter
The critical audit matter communicated below is a matter arising from the current-period audit of the financial statements that was communicated or required to be communicated to the audit committee and that (1) relates to accounts or disclosures that are material to the financial statements and (2) involved our especially challenging, subjective, or complex judgments. The communication of critical audit matters does not alter in any way our opinion on the financial statements, taken as a whole, and we are not, by communicating the critical audit matter below, providing a separate opinion on the critical audit matter or on the accounts or disclosures to which it relates.
Income Taxes — Refer to Note 19 to the financial statements
Critical Audit Matter Description
The Company recognizes deferred tax assets (“DTAs”) and deferred tax liabilities (“DTLs”) for the expected future tax consequences of temporary differences between the financial reporting and tax basis of assets and liabilities. If, based upon all available evidence, both positive and negative, it is more likely than not that such DTAs will not be realized, a valuation allowance is recorded. The Company has incurred cumulative pre-tax losses over the three-year period ended December 31, 2021, which represents significant objective negative evidence that the currently recorded deferred tax assets are not more likely than not to be realizable. However, as of December 31, 2021, the Company has entered into definitive agreements to sell its Sports Betting and Lottery businesses and the taxable gains to be recognized upon disposition of these businesses lead management to conclude that the net U.S. federal and certain state deferred tax assets are more likely than not to be realized. Accordingly, management reversed a portion of the Company’s valuation allowances on its U.S. deferred income tax assets. This reversal resulted in $252 million of income tax benefit recognized during the year.
We identified management’s determination in the current year that it is more likely than not that sufficient taxable income will be generated in the future to realize U.S. federal and certain state deferred tax assets as a critical audit matter because of the significant judgments management makes related to estimating future taxable income. This required a high degree of auditor judgment and an increased extent of effort, including the need to involve our income tax specialists, when performing audit procedures to evaluate the reasonableness of management’s estimates of future taxable income.
How the Critical Audit Matter Was Addressed in the Audit
Our audit procedures related to management’s determination in the current year that it is more likely than not that sufficient future taxable income will be generated to realize U.S. federal and certain state deferred tax assets included the following, among others:
•We tested the effectiveness of management’s controls over
–Judgments and estimates related to income taxes
–The determination of whether it is more likely than not that sufficient taxable income will be generated in the future to realize the deferred tax assets
•With the assistance of our income tax specialists, we performed the following:
–Evaluated the reasonableness of the methods, assumptions, and judgments used by management to determine whether a reversal of their valuation allowance was appropriate
–Evaluated whether the sources of management’s estimated future taxable income were of the appropriate character, generated in the appropriate jurisdictions, and sufficient to utilize the U.S. federal and certain state deferred tax assets under the relevant tax law
–Evaluated whether and to what extent relevant income tax law limitations would apply to limit the Company’s ability to utilize tax attributes that comprise a significant portion of the deferred tax assets
–Evaluated whether the estimates of future taxable income were consistent with evidence obtained in other areas of the audit
/s/ Deloitte & Touche LLP
Las Vegas, Nevada
March 1, 2022
We have served as the Company’s auditor since 2003.

SCIENTIFIC GAMES CORPORATION AND SUBSIDIARIES
CONSOLIDATED STATEMENTS OF OPERATIONS
(in millions, except per share amounts)

	Years Ended December 31,
	2021	2020	2019
Revenue:
Services	$1,642	$1,259	$1,504
Product sales	511	440	884
Total revenue	2,153	1,699	2,388
Operating expenses:
Cost of services(1)	365	338	356
Cost of product sales(1)	244	272	390
Selling, general and administrative	679	627	619
Research and development	190	148	166
Depreciation, amortization and impairments	398	449	542
Goodwill impairment	—	54	—
Restructuring and other	167	56	25
Operating income (loss)	110	(245)	290
Other (expense) income:
Interest expense	(478)	(503)	(589)
Loss on debt financing transactions	—	(1)	(100)
Gain (loss) on remeasurement of debt	41	(51)	9
Other income (expense), net	33	(4)	13
Total other expense, net	(404)	(559)	(667)
Net loss from continuing operations before income taxes	(294)	(804)	(377)
Income tax benefit	318	3	47
Net income (loss) from continuing operations	24	(801)	(330)
Net income from discontinued operations, net of tax	366	253	212
Net income (loss)	390	(548)	(118)
Less: Net income attributable to noncontrolling interest	19	21	12
Net income (loss) attributable to SGC	$371	$(569)	$(130)

Per Share - Basic:
Net income (loss) from continuing operations	$0.06	$(8.69)	$(3.68)
Net income from discontinued operations	3.80	2.67	2.28
Net income (loss) attributable to SGC	$3.86	$(6.02)	$(1.40)

Per Share - Diluted:
Net income (loss) from continuing operations	$0.05	$(8.69)	$(3.68)
Net income from discontinued operations	3.72	2.67	2.28
Net income (loss) attributable to SGC	$3.77	$(6.02)	$(1.40)

Weighted average number of shares used in per share calculations:
Basic shares	96	95	93
Diluted shares	98	95	93
(1) Excludes D&A.
See accompanying notes to consolidated financial statements.

SCIENTIFIC GAMES CORPORATION AND SUBSIDIARIES
CONSOLIDATED STATEMENTS OF COMPREHENSIVE INCOME (LOSS)
(in millions)

	Years Ended December 31,
	2021	2020	2019
Net income (loss)	$390	$(548)	$(118)
Other comprehensive income (loss):
Foreign currency translation (loss) gain, net of tax	(51)	45	20
Derivative financial instruments unrealized gain (loss), net of tax	14	(6)	(11)
Total other comprehensive (loss) income from continuing operations	(37)	39	9
Total other comprehensive (loss) income from discontinued operations	(6)	35	(1)
Total comprehensive income (loss)	347	(474)	(110)
Less: comprehensive income attributable to noncontrolling interest	19	21	12
Comprehensive income (loss) attributable to SGC	$328	$(495)	$(122)

See accompanying notes to consolidated financial statements.

SCIENTIFIC GAMES CORPORATION AND SUBSIDIARIES
CONSOLIDATED BALANCE SHEETS
(in millions, except par value)

	As of December 31,
	2021	2020
ASSETS
Current assets:
Cash and cash equivalents	$585	$928
Restricted cash	41	45
Receivables, net of allowance for credit losses of $52 and $76, respectively	423	438
Inventories	98	119
Prepaid expenses, deposits and other current assets	88	98
Assets of businesses held for sale	497	553
Total current assets	1,732	2,181
Non-current assets:
Restricted cash	9	10
Receivables, net of allowance for credit losses of $2 and $5, respectively	17	19
Property and equipment, net	213	242
Operating lease right-of-use assets	51	52
Goodwill	2,892	2,730
Intangible assets, net	946	1,088
Software, net	117	143
Deferred income taxes	349	106
Other assets	80	47
Assets of businesses held for sale	1,477	1,366
Total assets	$7,883	$7,984

LIABILITIES AND STOCKHOLDERS’ DEFICIT
Current liabilities:
Current portion of long-term debt	$44	$44
Accounts payable	204	150
Accrued liabilities	444	343
Liabilities of businesses held for sale	282	295
Total current liabilities	974	832
Deferred income taxes	35	46
Operating lease liabilities	40	43
Other long-term liabilities	170	190
Long-term debt, excluding current portion	8,646	9,259
Liabilities of businesses held for sale	124	138
Total liabilities	9,989	10,508
Commitments and contingencies (Note 20)
Stockholders’ deficit:
Common stock, par value $0.001 per share: 199 shares authorized; 114 and 113 shares issued and 97 and 95 shares outstanding, respectively	1	1
Additional paid-in capital	1,337	1,268
Accumulated loss	(3,158)	(3,529)
Treasury stock, at cost - 17 shares	(175)	(175)
Accumulated other comprehensive loss	(261)	(218)
Total SGC stockholders’ deficit	(2,256)	(2,653)
Noncontrolling interest	150	129
Total stockholders’ deficit	(2,106)	(2,524)
Total liabilities and stockholders’ deficit	$7,883	$7,984
See accompanying notes to consolidated financial statements.

SCIENTIFIC GAMES CORPORATION AND SUBSIDIARIES
CONSOLIDATED STATEMENTS OF STOCKHOLDERS’ DEFICIT
(in millions)

	Common Stock	Additional Paid in Capital	Accumulated Loss	Treasury Stock	Accumulated Other Comprehensive Loss	Noncontrolling Interest	Total
December 31, 2018	$1	$835	$(2,824)	$(175)	$(300)	$—	$(2,463)
Net issuance of common stock in connection with stock options and RSUs and other	—	12	—	—	—	—	12
Sale of SciPlay common stock and related transactions	—	328	—	—	—	91	419
Stock-based compensation	—	33	—	—	—	1	34
Net loss	—	—	(130)	—	—	12	(118)
Other comprehensive income	—	—	—	—	8	—	8
December 31, 2019	$1	$1,208	$(2,954)	$(175)	$(292)	$104	$(2,108)
Net proceeds in connection with settlement of stock options and RSUs	—	4	—	—	—	—	4
Stock-based compensation	—	56	—	—	—	4	60
Net loss	—	—	(569)	—	—	21	(548)
Other comprehensive income	—	—	—	—	74	—	74
Impact of ASC 326 adoption	—	—	(6)	—	—	—	(6)
December 31, 2020	$1	$1,268	$(3,529)	$(175)	$(218)	$129	$(2,524)
Vesting of RSUs, net of tax withholdings and other	—	(20)	—	—	—	—	(20)
Stock-based compensation	—	89	—	—	—	2	91
Net income	—	—	371	—	—	19	390
Other comprehensive loss	—	—	—	—	(43)	—	(43)
December 31, 2021	$1	$1,337	$(3,158)	$(175)	$(261)	$150	$(2,106)
See accompanying notes to consolidated financial statements.

SCIENTIFIC GAMES CORPORATION AND SUBSIDIARIES
CONSOLIDATED STATEMENTS OF CASH FLOWS
(in millions)

	Years Ended December 31,
	2021	2020	2019
Cash flows from operating activities:
Net income (loss)	$390	$(548)	$(118)
Less: Income from discontinued operations, net of tax	(366)	(253)	(212)
Adjustments to reconcile net income (loss) from continuing operations to net cash provided by operating activities from continuing operations:
Depreciation, amortization and impairments	398	449	542
Goodwill impairment	—	54	—
Change in deferred income taxes	(342)	(27)	(60)
Stock-based compensation	113	56	32
Non-cash interest expense	24	22	25
Provision for bad debts and inventory charges	7	107	15
(Gain) loss on sale of assets and other, net	(22)	—	7
Loss on debt financing transactions	—	1	100
(Gain) loss on remeasurement of debt	(41)	51	(9)
Changes in assets and liabilities, net of effects of acquisitions:
Receivables	19	137	(39)
Inventories	9	4	(21)
Other assets and liabilities	17	6	(11)
Accounts payable and accrued liabilities	98	(26)	(42)
Net cash provided by operating activities from continuing operations	304	33	209
Net cash provided by operating activities from discontinued operations	381	438	337
Net cash provided by operating activities	685	471	546
Cash flows from investing activities:
Capital expenditures	(171)	(137)	(224)
Acquisitions of businesses and assets, net of cash acquired	(186)	(13)	—
Distributions of capital from equity investments	3	—	4
Proceeds from asset sales and other	7	24	—
Net cash used in investing activities from continuing operations	(347)	(126)	(220)
Net cash used in investing activities from discontinued operations	(95)	(47)	(43)
Net cash used in investing activities	(442)	(173)	(263)
Cash flows from financing activities:
Borrowings under SGI revolving credit facility	60	530	270
Repayments under SGI revolving credit facility	(595)	(190)	(400)
Proceeds from issuance of notes and term loans	—	550	2,300
Payments on long-term debt	(42)	(42)	(44)
Repayments of notes and term loans (including redemption premium)	—	(341)	(2,523)
Payments of debt issuance and deferred financing costs	(5)	(10)	(35)
Payments on license obligations	(46)	(30)	(39)
Sale of future revenue	—	—	11
Net proceeds from the sale of SciPlay’s common stock	—	—	342
Payments of deferred SciPlay common stock offering costs	—	—	(9)
Net redemptions of common stock under stock-based compensation plans and other	(27)	2	1
Net cash (used in) provided by financing activities from continuing operations	(655)	469	(126)
Net cash used in financing activities from discontinued operations	(24)	(6)	(3)
Net cash (used in) provided by financing activities	(679)	463	(129)
Effect of exchange rate changes on cash, cash equivalents and restricted cash	(6)	7	1
(Decrease) increase in cash, cash equivalents and restricted cash	(442)	768	155
Cash, cash equivalents and restricted cash, beginning of period	1,143	375	220
Cash, cash equivalents and restricted cash, end of period	701	1,143	375
Less: Cash, cash equivalents and restricted cash of discontinued operations	66	160	50
Cash, cash equivalents and restricted cash of continuing operations, end of period	$635	$983	$325

	Years Ended December 31,
	2021	2020	2019
Supplemental cash flow information:
Cash paid for interest	$453	$471	$549
Income taxes paid	38	22	41
Cash paid for contingent acquisition considerations included in operating activities	—	4	26
See accompanying notes to consolidated financial statements.

SCIENTIFIC GAMES CORPORATION
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(amounts in USD, table amounts in millions, except per share amounts)

(1) Description of the Business and Summary of Significant Accounting Policies
Description of the Business
We are a leading developer of technology‑based products and services and associated content for the worldwide gaming, lottery, social and digital gaming industries. Our portfolio of revenue-generating activities in our continuing operations primarily includes supplying game content and gaming machines, CMSs and table game products and services to licensed gaming entities; providing social casino and other mobile games to retail customers; and providing a comprehensive suite of digital RMG, distribution platforms, content, products and services to various gaming entities. Our portfolio of revenue-generating activities in the discontinued operations primarily includes providing instant and draw‑based lottery products, lottery systems and lottery content and services to lottery operators along with providing sports wagering solutions to various gaming entities.
On September 27, 2021, we entered into a definitive agreement to sell our Sports Betting business to Endeavor in a cash and stock transaction. Under the terms of the agreement, we will receive $1 billion in cash, subject to customary purchase price closing adjustments, and approximately 7.6 million shares of Endeavor Class A common stock (valued at approximately $200 million as of the purchase agreement date), subject to customary purchase price closing adjustments. On October 27, 2021, we entered into a definitive agreement to sell our Lottery business to Brookfield for total consideration of $6.05 billion consisting of $5.825 billion in cash and an earn-out of up to $225 million based on the achievement of certain EBITDA targets in 2022 and 2023, subject to customary purchase price closing adjustments. The divestiture of the Lottery business is now expected to close by the end of March 2022 while the sale of the Sports Betting business is on track to be completed in the second quarter of 2022, both subject to applicable regulatory approvals and customary conditions. The intended sale of our Sports Betting and Lottery businesses is defined herein as the “Pending Divestitures.”
We have reflected the financial results of these businesses as discontinued operations in our consolidated statements of operations and reflected the assets and liabilities of these businesses as held for sale in our consolidated balance sheets, for all periods presented. These businesses held for sale are included in our covenant compliance requirements until disposed of and all of their related cash flows are available to the Company without restriction. Refer to Note 2 for further information.
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
Impact of COVID-19
COVID-19 disruptions continue to impact our results of operations and particularly certain aspects of our Gaming business segment operations due to the closures of gaming operation establishments and restricted reopening of a substantial number of gaming operation establishments coupled with global economic uncertainty.
While most gaming establishments reopened globally and have begun to operate at full capacity, there is a continued risk of future COVID-related developments impacting Gaming business segment results. We continue to see fluctuations in infection rates and regulations for various regions along with ongoing domestic and international travel restrictions or warnings, social distancing measures, reduced operating capacity and an overall economic and general uncertainty regarding the magnitude and length of time that these disruptions will continue. These circumstances may change in the future and such changes could be material. We continue to assess the situation jurisdiction by jurisdiction, actively managing our cash flows and continuing to evaluate additional measures that may reduce operating costs and conserve cash to preserve liquidity as we execute on our strategic initiatives.

As of December 31, 2021, our total available liquidity (excluding our SciPlay business segment, but including cash and cash equivalents totaling $44 million of the businesses held for sale) was $903 million, which included $638 million of undrawn availability under SGI’s revolving credit facility.
SciPlay Initial Public Offering and Noncontrolling Interest
In May 2019, SciPlay completed an initial public offering for an 18.0% minority interest in our Social gaming business representing 22,720,000 shares of Class A common stock which is traded on The NASDAQ Global Select Market under the symbol “SCPL,” and issued Class B common stock, which is wholly owned by SGC and as of December 31, 2021 represents approximately 80.8% of SciPlay’s total outstanding shares of common stock and approximately 97.7% of the combined voting power of both classes of SciPlay’s outstanding common stock. Accordingly, we continue to control shares representing a majority of the combined voting power in SciPlay and continue to have a controlling financial interest in and consolidate SciPlay.
In connection with the IPO, we consummated a series of organizational and other transactions, including an Intercompany Services Agreement, under which SGC provides to SciPlay certain corporate level general and administrative services that are charged to SciPlay and settled in cash and an intellectual property license agreement (“IP License Agreement”), pursuant to which SciPlay acquired certain licenses from a restricted subsidiary of SGC for a one-time payment of $255 million. Additionally, we entered into a tax receivable agreement (“TRA”), which provides for the payment by SciPlay to SGC of 85% of the amount of tax benefits, if any, that SciPlay actually realizes (or in some circumstances is deemed to realize) in connection with increases in the tax basis of assets of SciPlay Parent Company, LLC (“SciPlay Parent LLC”), over which SciPlay Corporation is the sole manager, in connection with the SciPlay IPO, redemption or exchanges of membership interests or certain distributions and other tax benefits related to SciPlay’s making of payments under the TRA.
The corporate structure of the above transaction is commonly referred to as an “Up-C” structure, which allows us to continue to realize tax benefits associated with owning interests in an entity that is treated as a partnership, or “passthrough” entity, for U.S. income tax purposes. One of these benefits is that future taxable income of SciPlay Parent LLC that is allocated to us will be taxed on a flow-through basis and therefore will not be subject to corporate taxes at the SciPlay Parent LLC entity level. Additionally, because the Company may exchange or redeem our LLC Interests for newly issued shares of SciPlay’s Class A common stock on a one-for-one basis or, at SciPlay’s option, for cash, the Up-C structure also provides us with potential liquidity that holders of non-publicly traded limited liability companies are not typically afforded.
As a result of these transactions, in 2019 we received $312 million in net proceeds from the offering (net of $30 million used by SciPlay to pay the offering fees and balance retained by SciPlay for general corporate purposes).
The noncontrolling interest share of equity in SciPlay is reflected as a component of the noncontrolling interest in the accompanying consolidated balance sheets and was $150 million and $129 million as of December 31, 2021 and 2020, respectively. The legal entities that comprise SciPlay are unrestricted subsidiaries under our credit agreement and the indentures governing the Senior Notes.
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
Amortization expense related to these licenses and recorded in D&A for the years ended December 31, 2021, 2020 and 2019 was $40 million, $60 million and $68 million, respectively.
    The following are our total minimum guaranteed obligations for the periods presented:

	As of December 31,
	2021	2020
Current liabilities	$35	$40
Other long-term liabilities	70	104
Total minimum guarantee obligations	$105	$144
Weighted average remaining term (in years)	4	4
The following are our remaining expected future payments of minimum guarantee obligations:

	Year Ending December 31,
	2022	2023	2024	2025	2026	After 2026
Expected future payments	$35	$23	$23	$23	$1	$—
Other assets
We capitalize debt issuance costs associated with long-term line-of-credit arrangements and amortize such amounts ratably over the term of the arrangement as an adjustment to interest expense.
We assess the recoverability of our other long-term assets whenever events arise or circumstances change that indicate the carrying value of the asset may not be recoverable.
Advertising costs
The cost of advertising is expensed as incurred and totaled $124 million, $123 million and $125 million in 2021, 2020 and 2019, respectively.
R&D
R&D relates primarily to software product development costs and is expensed as incurred until technological feasibility has been established. Employee-related costs associated with product development are included in R&D.
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
Comprehensive income (loss)
We include and classify in comprehensive income (loss) unrealized gains and losses from our foreign currency translation adjustments, the effective portion of derivative financial instruments designated as hedging instruments, net investment non-derivative hedge of our investments in certain of our international subsidiaries and for our discontinued operations certain gains or losses associated with pension or other post-retirement benefits, including prior service costs or credits and transition assets or obligations.

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
(2) Discontinued Operations
As described in Note 1, we have reflected the financial results of the Lottery and Sports Betting businesses as discontinued operations in our consolidated statements of operations and reflected the assets and liabilities of these businesses as held for sale in our consolidated balance sheets, for all periods presented. The Lottery business was historically our Lottery business reportable segment and Sports Betting business was historically included in our former Digital business reportable segment, which we renamed to iGaming business segment (subsequent to the removal of the Sports Betting business).
The summarized results of our discontinued operations were as follows:

	Years Ended December 31,
	2021	2020	2019
Total revenue	$1,157	$1,025	$1,012
Total cost of revenue(1)	587	550	538
Other operating expenses(2)	233	208	218
Operating income	337	267	256
Total other income (expenses), net	101	(7)	13
Net income from discontinued operations before income taxes	438	260	269
Income tax expense	(72)	(7)	(57)
Net income from discontinued operations, net of tax included in the consolidated statement of operations	$366	$253	$212

(1) Excludes D&A.
(2) Includes D&A of $79 million, $105 million and $105 million for the years ended December 31, 2021, 2020 and 2019, respectively, along with stock-based compensation of $24 million, $5 million and $5 million for each of the years ended December 31, 2021, 2020 and 2019. Due to the discontinued operations classification of these businesses as of the third quarter of 2021, the D&A for these businesses has ceased.

The following table summarizes the major classes of assets and liabilities of businesses held for sale.

	As of December 31,
	2021	2020
ASSETS
Cash and cash equivalents	$44	$88
Restricted cash	22	72
Receivables, net	214	178
Inventories	94	72
Prepaid expenses deposits and other current assets	123	143
Total current assets of businesses held for sale	497	553
Property and equipment, net	217	173
Intangible assets and software, net	304	295
Goodwill	623	562
Equity investments	251	262
Other assets	82	74
Total non-current assets of businesses held for sale	1,477	1,366
Total assets of businesses held for sale	$1,974	$1,919

LIABILITIES
Accounts payable	$95	$53
Accrued liabilities and other	187	242
Total current liabilities of businesses held for sale	282	295
Operating lease liabilities	34	34
Other	90	104
Total non-current liabilities of businesses held for sale	124	138
Total liabilities of businesses held for sale	$406	$433
(3) Business Segments
As described in Notes 1 and 2, we have reflected the financial results of the Lottery and Sports Betting businesses as discontinued operations. As a result, Lottery is no longer a reportable business segment and our former Digital segment has been renamed to iGaming and was recast to exclude the Sports Betting business for all periods presented. Accordingly, we report our results of continuing operations in three business segments—Gaming, SciPlay and iGaming (former Digital business segment excluding Sports Betting)—representing our different products and services.
In evaluating financial performance, our Chief Operating Decision Maker (“CODM”) focuses on AEBITDA as management’s primary segment measure of profit or loss, which is described in footnote (2) to the below table. As a result of our strategic changes and Pending Divestitures, starting with the third quarter of 2021, our CODM reassessed how he evaluates the operating results and performance of our Gaming business segment that resulted in an immaterial change to the Gaming business Segment AEBITDA calculation, which is our primary measure of the Gaming business segment performance measure of profit or loss. The Gaming business segment AEBITDA, has been recast for all periods presented herein to exclude EBITDA from equity investments to align with this new view.
Our Gaming business segment generally sells gaming machines, VGTs, VLTs (including conversion kits and parts), leases or otherwise provides gaming machines, server-based systems and content, sells and supports CMS-based software and hardware, licenses PTG content, and supplies Shufflers to commercial, tribal and governmental gaming operators. Our SciPlay business segment develops, markets, and operates a portfolio of social games played on various mobile and web platforms. Our iGaming business segment provides various content aggregation platforms, remote gaming servers, and various other platforms, which deliver a wide spectrum of internally developed and branded games and popular third-party provided games to gaming operators. See Note 4 for the products and services from which each reportable segment derives its revenues.
The accounting policies for our business segments are the same as those described in these Notes. The following tables present our segment information:

	Year Ended December 31, 2021
	Gaming	SciPlay	iGaming	Unallocated and Reconciling Items(1)	Total
Total revenue	$1,321	$606	$226	$—	$2,153
AEBITDA(2)	659	186	75	(127)	$793
Reconciling items to consolidated Net loss from continuing operations before income taxes:
D&A	(303)	(15)	(54)	(26)	(398)
Restructuring and other	(9)	(32)	(1)	(125)	(167)
Interest expense				(478)	(478)
Gain on remeasurement of debt				41	41
Other income, net				28	28
Stock-based compensation				(113)	(113)
Net loss from continuing operations before income taxes					$(294)
Assets as of December 31, 2021	$4,112	$696	$633	$468	$5,909
Capital expenditures for the year ended December 31, 2021	$123	$9	$23	$16	$171
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

	Year Ended December 31, 2020
	Gaming	SciPlay	iGaming	Unallocated and Reconciling Items(1)	Total
Total revenue	$926	$582	$191	$—	$1,699
AEBITDA(2)	240	189	58	(113)	$374
Reconciling items to consolidated Net loss from continuing operations before income taxes:
D&A	(348)	(10)	(48)	(43)	(449)
Goodwill impairment	(54)	—	—	—	(54)
Restructuring and other	(30)	(2)	(4)	(20)	(56)
Interest expense				(503)	(503)
Loss on debt financing transactions				(1)	(1)
Loss on remeasurement of debt				(51)	(51)
Other expense, net				(8)	(8)
Stock-based compensation				(56)	(56)
Net loss from continuing operations before income taxes					$(804)
Assets as of December 31, 2020	$4,364	$564	$423	$714	$6,065
Capital expenditures for the year ended December 31, 2020	$102	$7	$14	$14	$137
(1) Includes amounts not allocated to the business segments (including corporate costs) and reconciling items to reconcile the total business segments AEBITDA to our consolidated net loss from continuing operations before income taxes.

(2) AEBITDA is described in footnote (2) to the first table in this Note 3.

	Year Ended December 31, 2019
	Gaming	SciPlay	iGaming	Unallocated and Reconciling Items(1)	Total
Total revenue	$1,748	$466	$174	$—	$2,388
AEBITDA(2)(3)	856	122	40	(120)	$898
Reconciling items to consolidated Net loss from continuing operations before income taxes:
D&A	(437)	(7)	(38)	(60)	(542)
Restructuring and other	(10)	(3)	(7)	(5)	(25)
Interest expense				(589)	(589)
Loss on debt financing transactions				(100)	(100)
Gain on remeasurement of debt				9	9
Other income, net				4	4
Stock-based compensation				(32)	(32)
Net loss from continuing operations before income taxes					$(377)
Capital expenditures for the year ended December 31, 2019	$167	$9	$26	$22	$224
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

The following tables present revenue by customer location and property and equipment by geographic location:

	Year Ended December 31,
	2021	2020	2019
Revenue:
U.S.	$1,551	$1,181	$1,566
Other	602	518	822
Total	$2,153	$1,699	$2,388

	As of December 31,
	2021	2020
Property and equipment, net:
U.S.	$147	$143
Other	66	99
Total	$213	$242
(4) Revenue Recognition
The following table disaggregates our revenues by type within each of our business segments:

	Revenue recognized for Year Ended December 31,
Revenue category	2021	2020	2019
Gaming
Gaming operations(1)	$601	$332	$597
Gaming machine sales	360	312	609
Gaming systems	204	171	295
Table products	156	111	247
Total	$1,321	$926	$1,748

SciPlay
Mobile	$537	$506	$391
Web and other	69	76	75
Total	$606	$582	$466

iGaming	$226	$191	$174

(1) Gaming operations revenue for the year ended December 31, 2021 benefited from $44 million U.K. fixed odds betting terminals (“FOBT”) recovery received from certain U.K. customers for value-added tax charged on FOBTs (“FOBT recovery”) related to a 2020 U.K. court ruling associated with overcharging of value-added tax for gaming operators that consequently reduced our net gaming revenues in those affected prior periods related to these customers and arrangements.

General
We evaluate the recognition of revenue and rental income based on the criteria set forth in ASC 606 or ASC 842, as appropriate. Revenue is recognized net of incentive rebates and discounts when control of the promised goods or services is transferred to our customers, in an amount that reflects the consideration we expect to be entitled to in exchange for those goods or services. Sales taxes and all other items of a similar nature are excluded from the measurement of the transaction price and shipping and handling activities are treated as a fulfillment of our promise to transfer the goods, hence, included in cost of sales.
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
Contracts with Customers with Multiple Promised Goods and Services
We enter into contracts with customers that include multiple promises (such as gaming machines, gaming systems hardware and software, installation, service and maintenance, warranties, and maintenance bundled promises). For such contracts, the transaction price is allocated to each distinct performance obligation using an estimate of stand-alone selling price, which is generally based on observable prices or a cost plus margin approach. The establishment of stand-alone selling price requires judgment as to whether there is a sufficient quantity of items sold or substantively renewed on a stand-alone basis and those prices demonstrate an appropriate level of concentration to conclude that a stand-alone selling price exists.
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
Gaming Operations
Gaming operations revenues are generated by providing customers access to proprietary land-based gaming equipment and content, table game products and VLTs under a variety of recurring operating, service, or rental contracts, for which consideration is based upon a percentage of Coin-in, a percentage of Net win, or a fixed daily/monthly fee, with variability generally resolved in the reporting period. For these contracts with customers, we generally transfer control and recognize revenue or rental income over time based on the amount we expect to receive as described and classify such revenue or rental income as services revenue. Payments from customers under these contracts are typically due on a monthly basis. Jackpot expense for our WAP services is recorded as a reduction to revenue, which decreased revenue by $27 million, $16 million, and $20 million for the years ended December 31, 2021, 2020, and 2019 respectively.
The amount of rental income revenue that is outside the scope of ASC 606 was $374 million, $209 million, and $373 million for the years ended December 31, 2021, 2020, and 2019, respectively.
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
Table Products
Table products revenue is generated from supplying and maintaining or selling table game products, primarily including automatic card shufflers, deck checkers, table roulette chip sorters and other land-based table gaming equipment. We transfer control and recognize revenue from the sale of table products at a point in time upon delivery to our customers or distributors pursuant to the terms of the contract. For supply and maintenance contracts, for which consideration is primarily based on a fixed monthly fee, we generally transfer control and recognize rental income over the term of the supply period and classify such rental income as service revenue. Such contracts are generally short-term in nature. We also license our proprietary table games content, for which revenue is recognized at a point in time under the licensing of intellectual property guidance as such licenses are functional licenses or over time for subscription arrangements to our proprietary table games content library.
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
iGaming
iGaming revenue is generated from various content aggregation platforms, remote gaming servers, and various other platforms, which deliver a wide spectrum of internally developed and branded games and popular third-party provided games to gaming operators as well as platform technology solutions, which provide gaming operators optional portals for reporting and administrative functions. We provide daily access to these platforms and are typically compensated based on variable consideration, such as a percentage of net gaming revenue with variability generally resolved in the reporting period. All iGaming revenue is classified as services revenue.
Contract Liabilities and Other Disclosures
The following table summarizes the activity in our contract liabilities for the reporting period:

Year Ended December 31, 2021
Contract liability balance, beginning of period(1)	$27
Liabilities recognized during the period	31
Amounts recognized in revenue from beginning balance	(21)
Contract liability balance, end of period(1)	$37
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
The following table summarizes our opening and closing balances in our receivables and contract assets:

	Receivables	Contract Assets(1)
End of period balance, December 31, 2020	$457	$20
End of period balance, December 31, 2021	440	19
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
(5) Restructuring and other
Restructuring and other includes charges or expenses attributable to: (i) employee severance; (ii) management restructuring and related costs; (iii) restructuring and integration; (iv) cost savings initiatives; (v) major litigation; and (vi) acquisition related and other unusual items. The following table summarizes pre-tax restructuring and other costs for the periods presented:

	Year Ended December 31,
	2021	2020	2019
Employee severance and related(1)	$4	$29	$8
Strategic review and related(2)	97	—	—
Legal and related (see Note 20)	25	—	—
Restructuring, integration and other	41	27	17
Total	$167	$56	$25

(1) The year ended December 31, 2020 includes $29 million in severance and other benefits granted to employees as a result of COVID-19 related austerity measures.
(2) Represents costs associated with the Pending Divestitures as further described in Note 1.
(6) Basic and Diluted Net Income (Loss) Per Share
Basic and diluted net income (loss) attributable to SGC per share is based upon net income (loss) attributable to SGC divided by the weighted average number of common shares outstanding during the period. Diluted earnings per share reflects the effect of the assumed exercise of stock options and RSUs only in the periods in which such effect would have been dilutive.

The below table presents a reconciliation of weighted average shares used in the calculation of basic and diluted earnings per share.

	Year Ended December 31,
	2021	2020	2019
Weighted average shares for basic earnings per share	96	95	93
Stock options	1	—	—
RSUs	1	—	—
Weighted average shares for diluted earnings per share	98	95	93
We excluded 2 million and 1 million stock options from the calculation of diluted weighted-average net loss attributable to SGC per share for the years ended December 31, 2020 and 2019, respectively, which would be anti-dilutive due to the net loss from continuing operations in those periods. In addition, we excluded 3 million RSUs from the calculation of diluted weighted-average net loss attributable to SGC per share for each of the years ended December 31, 2020 and 2019, which would be anti-dilutive due to the net loss from continuing operations in those periods.
(7) Receivables, Allowance for Credit Losses and Credit Quality of Receivables
Receivables
Receivables are recorded at the invoiced amount less allowance for credit losses and imputed interest, if any. For a portion of our receivables, we have provided extended payment terms with installment payment terms greater than 12 months and in certain international jurisdictions up to 36 months. We have a total of $67 million in gross receivables with extended payment terms as of December 31, 2021. Interest income, if any, is recognized ratably over the life of the receivable, and any related fees or costs to establish the receivables are charged to selling, general and administrative expense as incurred, as they are immaterial. Actual or imputed interest, if any, is determined based on current market rates at the time the receivables with extended payment terms originated and is recorded ratably over the payment period, which approximates the effective interest method. We generally impute interest income on all receivables with payment terms greater than one year that do not contain a stated interest rate. Our general policy is to recognize interest on receivables until a receivable is deemed non-performing, which we define as payments being overdue by 180 days beyond the agreed-upon terms. When a receivable is deemed to be non-performing, the item is placed on non-accrual status and interest income is recognized on a cash basis. Accrued interest, non-performing receivables and interest income were immaterial for all periods presented.
The following table summarizes the components of current and long-term receivables, net:

	As of December 31,
	2021	2020
Current:
Receivables	$475	$514
Allowance for credit losses	(52)	(76)
Current receivables, net	423	438
Long-term:
Receivables	19	24
Allowance for credit losses	(2)	(5)
Long-term receivables, net	17	19
Total receivables, net	$440	$457
Allowance for Credit Losses
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
We manage our receivable portfolios using both geography and delinquency as key credit quality indicators. The following table summarizes geographical delinquencies of total receivables, net:

	As of
	December 31, 2021	Balances over 90 days past due	December 31, 2020	Balances over 90 days past due
Receivables:
U.S. and Canada	$321	$37	$339	$85
International	173	44	199	45
Total receivables	494	81	538	130

Receivables allowance
U.S. and Canada	(18)	(6)	(43)	(26)
International	(36)	(19)	(38)	(20)
Total receivables allowance	(54)	(25)	(81)	(46)

Receivables, net	$440	$56	$457	$84
Account balances are charged against the allowances after all internal and external collection efforts have been exhausted and the potential for recovery is considered remote.
The activity in our allowance for receivable credit losses for each of the years ended December 31, 2021 and 2020 is as follows:

	2021			2020
	Total	U.S and Canada	International	Total
Beginning allowance for credit losses	$(81)	$(43)	$(38)	$(37)
Provision	2	1	1	(56)
Charge-offs and recoveries	25	24	1	12
Allowance for credit losses as of December 31	$(54)	$(18)	$(36)	$(81)
At December 31, 2021, 13% of our total receivables, net, were past due by over 90 days compared to 18% at December 31, 2020.
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

	As of
	December 31, 2021	Current or Not Yet Due	Balances Over 90 days Past Due
Receivables	$103	$45	$58
Allowance for credit losses	(38)	(17)	(21)
Receivables, net	$65	$28	$37
2020 Allowance for Credit Loss Charges
We increased our allowance for credit losses by $56 million for the year ended December 31, 2020. The increase during 2020 was primarily related to certain Gaming customers in LATAM (which transact with both domestic and international subsidiaries) as those customers were particularly affected by macroeconomic factors exacerbated by COVID-19 and extended COVID-19 closures of gaming operations establishments with COVID-related closures lasting longer than in other geographic regions. As noted above, we have concentrations of receivables in LATAM, where customers generally take longer to pay us than those from other geographies and late payments continued to persist through 2020, in which we collected substantially less compared to historical quarterly collections primarily due to the factors noted above. In addition, customers in this region expect and have often been granted extended payment terms, as described above, which increases our risk of collections. Our customers in LATAM have been and may continue to be negatively affected by the factors noted above. Our policy is to continuously review receivables and as information concerning credit quality arises, we reassess our expectations of future losses. If such losses exceed our existing allowance for credit losses we record an incremental reserve at that time. Our current allowance for credit losses represents our current expectation of credit losses; however future expectations could change as the ultimate impact of the COVID-19 disruption remains uncertain, particularly as to the financial stability of our customers during and after the COVID-19 disruption period.
We did not have any material changes to our allowance for credit losses for the year ended December 31, 2021.
The fair value of receivables is estimated by discounting expected future cash flows using current interest rates at which similar loans would be made to borrowers with similar credit ratings and remaining maturities. As of December 31, 2021 and December 31, 2020, the fair value of receivables, net, approximated the carrying value due to contractual terms of receivables generally being less than 24 months.
(8) Inventories
Inventories are stated at the lower of cost or net realizable value. Cost is determined on the first-in, first-out or weighted moving average method. Our inventory primarily consists of gaming machines and table products for sale and related parts. We determine the lower of cost or net realizable value of our inventory based on estimates of potentially excess and obsolete inventories after considering historical and forecasted demand and average selling prices. Our policy is to continuously review and assess the value of our inventory, especially during the COVID-19 disruption period, which in 2020 led to a significant decline in demand for our gaming units due to customers delaying or reducing their capital expenditures. We continuously monitor demand, assess our internal outlook and rationalize our product roadmap, all of which could result in recording adjustments to the valuation of inventory.
Inventories consisted of the following:

	As of December 31,
	2021	2020
Parts and work-in-process	$70	$86
Finished goods	28	33
Total inventories	$98	$119
Parts and work-in-process include parts for gaming machines and our finished goods inventory primarily consist of gaming machines for sale.

We recorded inventory valuation charges (recorded in Cost of product sales) of $12 million, $48 million and $9 million for the years ended December 31, 2021, 2020 and 2019, respectively, related to inventory in our Gaming business segment. The 2020 charges are a result of our Gaming leadership team’s improved and expanded strategic plan that was initiated in the first half of the year. This strategic plan included revising product roadmaps and assessments related to how many and which platforms we will support, when we end service on legacy platforms and when we stop selling such platforms in conjunction with new product launches. The implementation of this plan, combined with the rapid demand reduction that took place in 2020, our increased focus on our go to market approach in LATAM (both largely as a result of the COVID-19 disruptions), and our view on certain markets and customers, required us to reassess our inventory valuation, including whether we had excess or obsolete inventory based on the new strategic plan, a reduction in demand for legacy platforms, and plans for disposition of the related inventory. In addition, the extended closures in the LATAM region in 2020 made it difficult to execute our previous strategy of shipping legacy platforms into that market. The combination of these factors led to the $48 million inventory valuation charges recognized for the year ended December 31, 2020.
(9) Property and Equipment, net
Property and equipment are stated at cost, and when placed into service, are depreciated using the straight-line method over the estimated useful lives of the assets as follows:

Item	Estimated Life in Years
Gaming equipment	1 - 5
Machinery and equipment	3 - 15
Transportation equipment	3 - 8
Furniture and fixtures	5 - 10
Buildings and improvements	15 - 40
Costs incurred for equipment associated with specific Gaming contracts not yet placed into service are classified as construction in progress and are not depreciated until placed into service. Leasehold improvements are amortized over the lesser of the term of the corresponding lease or their useful life.
We periodically review the estimated useful lives of our fixed assets and assess the recoverability of long-lived assets (or asset groups) whenever events or changes in circumstances indicate that the carrying value of such an asset (or asset groups) may not be recoverable.
    Property and equipment, net consisted of the following:

	As of December 31,
	2021	2020
Land	$6	$6
Buildings and leasehold improvements	55	59
Gaming machinery and equipment	712	701
Furniture and fixtures	22	25
Construction in progress	9	6
Other property and equipment	84	86
Less: accumulated depreciation	(675)	(641)
Total property and equipment, net	$213	$242
Depreciation expense is excluded from Cost of services, Cost of product sales and Other operating expenses and is separately presented within D&A.

	Year Ended December 31,
	2021	2020	2019(1)
Depreciation expense	$120	$145	$178
(1) Includes assets held for sale impairment charges of $9 million.
(10) Acquisitions

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
2021 Acquisitions
Acquisitions Related to Continuing Operations
In July of 2021, SciPlay acquired privately held Koukoi Games Oy (“Koukoi”), a developer and operator of casual mobile games. Koukoi has been included in our SciPlay business segment and was accounted for as an asset acquisition.
In August of 2021, we acquired privately held Lightning Box Games (“Lightning Box”), an iGaming content studio. Lightning Box has been included in our iGaming business segment.
In October of 2021, we signed a definitive agreement to acquire Automated Cashless Systems, Inc.’s (“ACS”) table game solution PlayOn™ (“PlayOn™”), a cashless product line that provides players with a debit solution at live table games. PlayOn™ was re-named to “Access To On Demand Money” (“AToM™”) and is included in our Gaming business segment.
In November of 2021, we acquired Authentic Gaming, a premium provider of live casino solutions, which has been included in our iGaming business segment.
In December of 2021, we acquired ELK Studios, a leading European games developer, which has been included in our iGaming business segment.
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
The following table summarizes an aggregate disclosure related to business acquisitions completed during the year ended December 31, 2021:

	Total Consideration	Cash paid, net of cash acquired	Contingent Consideration(1)	Allocation of purchase price to Intangible assets, net(2)	Weighted average useful life of acquired intangible assets		Excess purchase price allocated to Goodwill(3)
Acquisitions related to continuing operations(4)	$252	$186	$45	$52	6.4	Years	$191
Acquisitions related to discontinued operations(5)	106	18	25	35	6	Years	77
Aggregate total	$358	$204	$70	$87			$268

(1) Contingent acquisition consideration values are primarily based on reaching certain earnings-based metrics, with a cumulative maximum payout of up to $109 million as of December 31, 2021 and were determined by fair value and included in the consideration transferred. The fair value was primarily determined using an income approach method and level 3 inputs in the hierarchy as established by ASC 820. The maximum contingent acquisition consideration liability related to continuing operations was $86 million as of December 31, 2021. The maximum contingent acquisition consideration liability related to discontinued operations was $23 million as of December 31, 2021.

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
(4) Authentic Gaming and Elk Studios (included within this line) are based on the preliminary allocations of the purchase price expected to be finalized during the first half of 2022, pending completion of the valuation analyses for the acquired intangible assets.
(5) The SportCast acquisition’s total consideration transferred included $63 million in fair value of the SportCast Option, which resulted in a $63 million gain recorded in the Net income from discontinued operations, net of tax, line item in our consolidated statements of operations for the year ended December 31, 2021 due to the increase in fair value of the SportCast Option. The fair value of the Sportscast Option has been determined using an income approach method and level 3 inputs in the hierarchy as established by ASC 820. The discount rate used in the valuation analyses was 15%.

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
Alictus Acquisition
On March 1, 2022, SciPlay acquired 80% of all issued and outstanding share capital of privately held Alictus Yazilim Anonim Şirketi (“Alictus”), a Turkey-based hyper-casual game studio for approximately $102 million cash consideration, net of cash acquired. The remaining 20% will be acquired ratably for potential additional consideration payable annually based upon the achievement of specified revenue and EBITDA targets by Alictus during each of the five years following the acquisition date. Any future payments associated with the acquisition of the remaining 20% will represent a contingent consideration obligation, with a minimum payout of $— million and a maximum payout of $200 million. The Alictus acquisition expands SciPlay’s business in the casual gaming market, growing their game pipeline and diversifying their revenue streams as they advance their strategy to be a diversified global game developer.
We are in the process of completing the preliminary purchase price accounting and expect that a substantial amount of the purchase price will be allocated to goodwill and intangible assets. The revenue, earnings and assets associated with the Alictus acquisition are not significant to our historical consolidated financial statements.
(11) Intangible Assets, net and Goodwill
Intangible Assets, net
The following tables present certain information regarding our intangible assets as of December 31, 2021 and December 31, 2020. Amortizable intangible assets are being amortized on a straight-line basis over their estimated useful lives with no estimated residual values, which materially approximates the expected pattern of use.

	As of
	December 31, 2021			December 31, 2020
	Gross Carrying Value	Accumulated Amortization	Net Balance	Gross Carrying Value	Accumulated Amortization	Net Balance
Amortizable intangible assets:
Customer relationships	$911	$(445)	$466	$904	$(384)	$520
Intellectual property	914	(670)	244	893	(621)	272
Licenses	472	(380)	92	472	(344)	128
Brand names	132	(97)	35	127	(86)	41
Trade names(1)	158	(54)	104	112	(38)	74
Patents and other	12	(7)	5	11	(6)	5
Total amortizable intangible assets	2,599	(1,653)	946	2,519	(1,479)	1,040

Non-amortizable intangible assets:
Trade names(1)	—	—	—	50	(2)	48
Total intangible assets	$2,599	$(1,653)	$946	$2,569	$(1,481)	$1,088

(1) During the fourth quarter of 2021, a legacy trade name was reclassified to amortizable trade names assets as a result of our rebranding initiatives (see below in this Note 11 for additional details).
The following reflects intangible amortization expense included within D&A:

	Year Ended December 31,
	2021	2020	2019
Amortization expense	$197	$207	$257
Estimated intangible asset amortization expense for the year ending December 31, 2022 and each of the subsequent four years:

	Year Ending December 31,
	2022	2023	2024	2025	2026
Amortization expense	$246	$190	$147	$101	$87
During the fourth quarter of 2021 and as a result of corporate-wide rebranding, we determined that useful lives for certain of our indefinite-lived and finite-lived trade names in our Gaming business segment warrant a change. We first performed an impairment assessment, which indicated that carrying values of these trade names are recoverable (or for our indefinite-lived asset, the estimated fair value was more likely than not in-excess of the carrying value). The change in useful life determination was treated as a change in estimate with a $109 million carrying value of these legacy trade names being amortized on a straight-line basis over a twenty month period beginning in the fourth quarter of 2021, which materially approximates the expected pattern of use over their remaining useful lives and periods over which these legacy trade names will contribute to the future cash flows of the respective asset groups. The incremental expense of this change for the year ended December 31, 2021 was $10 million and is recorded in D&A.
Goodwill
The table below reconciles the change in the carrying value of goodwill, by business segment, for the period from December 31, 2019 to December 31, 2021.

	Gaming(1)	SciPlay	iGaming	Totals
Balance as of December 31, 2019	$2,449	$115	$170	$2,734
Impairment	(54)	—	—	(54)
Acquired goodwill	—	7	—	7
Foreign currency adjustments	30	2	11	43
Balance as of December 31, 2020	2,425	124	181	2,730
Acquired goodwill	—	—	191	191
Foreign currency adjustments	(20)	2	(11)	(29)
Balance as of December 31, 2021	$2,405	$126	$361	$2,892

(1) Accumulated goodwill impairment charges for the Gaming segment as of December 31, 2021 were $989 million.
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
We review our operating segments in accordance with ASC 350 to determine reporting units within our operating segments based on the availability of discrete financial information that is regularly reviewed by segment management. As a result of our Lottery and Sports Betting businesses being reflected as discontinued operations (see Note 2), we reassessed our continuing operations reporting units and determined that we have six reporting units: SG Gaming, U.K. Gaming, Casino Management Systems, Table Products, SciPlay, and iGaming. For business segment information, see Note 3.
Our annual goodwill impairment tests as of October 1, 2021 indicated estimated fair values were in excess of their carrying values for each of our reporting units that have goodwill balances.
2020 U.K. Gaming Impairment Charge
A substantial portion of our U.K. Gaming reporting unit revenue comes from Ladbrokes Coral Group (acquired by Entain (formerly GVC Holdings PLC) in March 2018), which operates LBOs in the U.K. On April 1, 2019 the maximum stakes limit on fixed odds betting terminals was reduced from £100 to £2. As a result of this change, LBO operators began to rationalize their retail operations, which among other measures has included closure of certain LBO shops. Consequently, as of October 1, 2019, we concluded that an elevated risk of goodwill impairment existed for our U.K. Gaming reporting unit as adverse changes in projections for future operating results or other key assumptions, such as projected revenue, profit margin, capital expenditures or cash flows associated with investments included in that reporting unit could lead to future goodwill impairments.
During the first quarter of 2020, the COVID-19 disruptions resulted in the widespread closures of LBO shops across the U.K., which, along with global economic uncertainty, contributed to further deterioration in business conditions from our 2019 annual goodwill test date. This had an adverse effect on our U.K. Gaming reporting unit (part of our Gaming business segment), which necessitated performing a quantitative goodwill impairment test during the first quarter of 2020.
We performed this quantitative impairment test by comparing the fair value of our U.K. Gaming reporting unit to its carrying value, including goodwill. The fair value of our U.K. Gaming reporting unit was determined using a combination of both an income approach, based on the present value of discounted cash flows, and a market approach. Due to market volatility and limited market data points specific to the nature of our U.K. Gaming reporting unit operations, we placed greater weight on the income approach than on the market approach. As a result of this analysis, during the first quarter of 2020 we recognized a partial impairment charge totaling $54 million, which is the amount by which the carrying value exceeded the estimated fair value. This impairment charge resulted in no tax benefit.

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
Software, net consisted of the following:

	As of December 31,
	2021	2020
Software	$996	$992
Accumulated amortization	(879)	(849)
Software, net	$117	$143
In the years ended December 31, 2021 and 2020, we capitalized $58 million and $59 million, respectively, of development expenditures.
The following reflects amortization of software included within D&A:

	Year Ended December 31,
	2021	2020	2019
Amortization expense	$81	$97	$107
(13) Accrued Liabilities
Accrued liabilities consisted of the following:

	As of December 31,
	2021	2020
Compensation and benefits	$122	$70
Accrued interest	84	86
Accrued licenses	29	28
Legal matters reserve	27	3
Contract liability	18	19
Taxes, other than income	17	20
Operating lease liabilities	16	16
Customer advances, deposits and funds held on behalf of customers	13	9
Contingent acquisition consideration liabilities	3	1
Other	115	91
Total	$444	$343
(14) Leases and Other Commitments
Our operating leases primarily consist of real estate leases such as offices, warehouses, and research and development facilities. Our leases have remaining lease terms ranging from one year to ten years, some of which include options to extend the leases for up to five years or to terminate the leases within one year. Our finance leases are immaterial.
Supplemental balance sheet and cash flow information related to operating leases is as follows:

	As of
	December 31, 2021	December 31, 2020
Operating lease right-of-use assets(1)	$51	$52
Accrued liabilities	16	16
Operating lease liabilities	40	43
Total operating lease liabilities	$56	$59
Cash paid for amounts included in the measurement of lease liabilities:
Operating cash flows for operating leases for the year ended December 31, 2021 and 2020, respectively	$19	$19
Weighted average remaining lease term, years	4	5
Weighted average discount rate	5%	5%
(1) Operating lease right-of-use assets obtained in exchange for lease obligations were immaterial.
Lease liability maturities:

	2022	2023	2024	2025	2026	Thereafter	Less Imputed Interest	Total
Operating leases	$19	$15	$12	$9	$5	$1	$(5)	$56
Our total operating lease expenses were $21 million, $23 million and $29 million for the years ended December 31, 2021, 2020 and 2019, respectively. The total amount of variable and short-term lease payments was immaterial for all periods presented.
As of December 31, 2021, we did not have material additional operating leases that have not yet commenced.

Other Commitments
U.S. 401(k) plan
We have a 401(k) plan for U.S.-based employees. Those employees who participate in our 401(k) plan are eligible to receive matching contributions from us for the first 6% of participant contributions (as defined in the plan document). During 2020, as part of austerity measures implemented as a result of COVID-19, we temporarily eliminated 401(k) matching contributions, which was reinstated in March of 2021. Contribution expense for the years ended December 31, 2021, 2020 and 2019 amounted to $6 million, $3 million and $7 million, respectively.
(15) Long-Term Debt
Outstanding Debt
The following table reflects our outstanding debt:

	As of December 31,
	2021					2020
	Final Maturity	Rate(s)	Face Value	Unamortized debt discount/premium and deferred financing costs, net	Book Value	Book Value
Senior Secured Credit Facilities:
SGI Revolver	2024	variable	$—	$—	$—	$535
SGI Term Loan B-5	2024	variable	4,018	(36)	3,982	4,012
SciPlay Revolver	2024	variable	—	—	—	—
SGI Senior Notes:
2025 Secured Notes(1)	2025	5.000%	1,250	(10)	1,240	1,237
2026 Secured Euro Notes(2)	2026	3.375%	367	(3)	364	395
2025 Unsecured Notes	2025	8.625%	550	(6)	544	542
2026 Unsecured Euro Notes(2)	2026	5.500%	283	(3)	280	303
2026 Unsecured Notes	2026	8.250%	1,100	(10)	1,090	1,088
2028 Unsecured Notes	2028	7.000%	700	(8)	692	691
2029 Unsecured Notes	2029	7.250%	500	(6)	494	493
Other(3)	2023	4.089%	4	—	4	7
Total long-term debt outstanding			$8,772	$(82)	$8,690	$9,303
Less: current portion of long-term debt					(44)	(44)
Long-term debt, excluding current portion					$8,646	$9,259
Fair value of debt(4)			$9,009

(1) We entered into certain cross-currency interest rate swap agreements to achieve more attractive interest rates by effectively converting $460 million of the fixed-rate, U.S. Dollar-denominated 2025 Secured Notes, including the semi-annual interest payments through October 2023, to a fixed-rate Euro-denominated debt, with a fixed annual weighted average interest rate of approximately 2.946%. These cross-currency swaps have been designated as a hedge of our net investment in certain subsidiaries.

(2) We designated a portion of our 2026 Secured Euro Notes as a net investment non-derivative hedge of our investments in certain of our international subsidiaries that use the Euro as their functional currency in order to reduce the volatility in our operating results caused by the change in foreign currency exchange rates of the Euro relative to the U.S. Dollar (see Note 16 for additional information). The total change in the face value of the 2026 Secured Euro Notes and 2026 Unsecured Euro Notes due to changes in foreign currency exchange rates since the issuance was a reduction of $62 million, of which a gain of $41 million, a loss of $51 million and a gain of $9 million were recognized on remeasurement of debt in the Consolidated Statements of Operations for the years ended December 31, 2021, 2020, and 2019, respectively.

(3) Primarily comprised of certain revenue transactions presented as debt in accordance with ASC 470.
(4) Fair value of our fixed rate and variable interest rate debt is classified within Level 2 in the fair value hierarchy and has been calculated based on the quoted market prices of our securities.
The following reflects the principal amount of debt and finance lease payments due over the next five years and beyond as of December 31, 2021:

Due	Total Principal Due	Series of Debt/Finance lease	Principal Due per Series of Debt/Lease
2022	$44	Term Loan B-5	$42
		Other	2
2023	44	Term Loan B-5	42
		Other	2
2024	3,934	Term Loan B-5	3,934
		Drawn Revolving Credit Facility	—
2025	1,800	2025 Secured Notes	1,250
		2025 Unsecured Notes	550
2026	1,750	2026 Secured Euro Notes	367
		2026 Unsecured Euro Notes	283
		2026 Unsecured Notes	1,100
2027 and beyond	1,200	2028 Unsecured Notes	700
		2029 Unsecured Notes	500
Unamortized deferred financing costs and discount/premium	(82)
Total debt book value as of December 31, 2021	$8,690
Description of Outstanding Debt
Credit agreement
SGC and certain of its subsidiaries are party to a credit agreement, dated as of October 18, 2013, by and among SGI, as the borrower, SGC, as a guarantor, Bank of America, N.A., as administrative agent, and the lenders and other agents party thereto (the “credit agreement”). As of December 31, 2021, the credit agreement included (a) a revolving credit facility of $650 million through November 20, 2024, with up to $350 million available for issuances of letters of credit and (b) a $4,018 million term B-5 loan facility that matures August 14, 2024.
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
In July 2021, we amended our Credit Agreement to provide for additional flexibility on executing the pending transactions, to include among other items: (a) extended the time period for conversion of securities into cash for purposes of satisfying the 75% minimum cash proceeds requirement from 180 to 365 days for proceeds received from the intended disposition of our Sports Betting business (“the Disposition Transaction”), (b) amend the basket for non-cash consideration received in connection with a permitted disposition, (c) permit any capital stock received as consideration in the Disposition Transactions and (d) require that at least 25% of the net cash proceeds received from the Disposition Transactions will be used to prepay outstanding term loans within ten business days of the Disposition Transactions.
On February 28, 2022, we amended our Credit Agreement to permit the Company to make restricted payments in an amount not to exceed $150 million to repurchase certain capital stock so long as it complies with certain minimum liquidity levels on a pro forma basis.
SciPlay Revolver

On May 27, 2021, SciPlay Holding, a subsidiary of SciPlay, entered into the SciPlay Revolver, a $150 million revolving credit agreement, dated as of May 7, 2019, that matures in May 2024, by and among SciPlay Holding, as the borrower, SciPlay Parent LLC, as a guarantor, the subsidiary guarantors party thereto (which are all domestic entities that comprise our SciPlay business segment), the lenders party thereto and Bank of America, N.A., as administrative agent and collateral agent.
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
On February 28, 2022, SciPlay entered into Amendment No. 2 to the SciPlay Revolver, that among other things, (i) amends certain interest rate provisions related to Sterling-denominated revolving loans, (ii) increases SciPlay’s capacity to acquire non-loan parties and (iii) allows for the acquisition of Alictus (see Note 10).
Notes
Issuance of 2025 Secured Notes, 2026 Secured Euro Notes and 2026 Unsecured Euro Notes
On February 14, 2018, SGI issued an additional $900 million aggregate principal amount of its 2025 Secured Notes, €325 million aggregate principal amount of its 2026 Secured Euro Notes and €250 million aggregate principal amount of its 2026 Unsecured Euro Notes, and entered into an amendment to our credit agreement to refinance our term loan B-4 facility and increase the term loans outstanding by $900 million under term loan B-5 facility.
Issuance of 2026 Unsecured Notes
On March 19, 2019, SGI issued $1,100 million in aggregate principal amount of its 2026 Unsecured Notes. We used the net proceeds of the 2026 Unsecured Notes offering to redeem $1,000 million of our outstanding 2022 Unsecured Notes and pay accrued and unpaid interest thereon plus related premiums, fees, and costs, which redemption was completed on April 4, 2019, and paid related fees and expenses of the 2026 Unsecured Notes offering.
Issuance of 2028 and 2029 Unsecured Notes
On November 26, 2019, SGI issued $700 million in aggregate principal amount of its 2028 Unsecured Notes and $500 million in aggregate principal amount of its 2029 Unsecured Notes. We used the net proceeds of the 2028 Unsecured Notes and the 2029 Unsecured Notes, together with cash on hand and borrowings under the revolving credit facility, to redeem the remaining $1,200 million of our outstanding 2022 Unsecured Notes and all $244 million of our outstanding 2020 Notes and pay accrued and unpaid interest thereon plus related premiums, fees, and costs, which redemption was completed on December 12, 2019, and paid related fees and expenses of the offering.
Issuance of 2025 Unsecured Notes
On July 1, 2020, we completed the issuance of $550 million in aggregate principal amount of 8.625% senior unsecured notes due 2025 in a private offering and received total net proceeds of $543 million. We used a portion of the net proceeds to redeem all $341 million of our outstanding 2021 Notes and paid accrued and unpaid interest thereon plus related premiums, fees and costs, which redemption was completed on July 17, 2020, and used the remaining net proceeds to fund working capital and general corporate purposes.
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
We amended the consolidated net first lien leverage ratio covenant in the credit agreement with the requisite lenders under SGI’s revolving credit facility on May 8, 2020 (the “Credit Agreement Amendment”) and subsequently extended the Credit Agreement Amendment on October 8, 2020 (the “Credit Agreement Extension Amendment”) to implement a financial covenant relief period, which extends the relief period through the first quarter of 2022 (“Covenant Relief Period”). As a result, (a) SGI is not required to maintain compliance with the consolidated net first lien leverage ratio covenant during the Covenant Relief Period, (b) the step down of the consolidated net first lien leverage ratio covenant following the Covenant Relief Period was revised, (c) SGI must maintain liquidity (excluding SciPlay) of at least $275 million during the Covenant Relief Period, (d) SGI is restricted in its ability to further incur indebtedness and liens, make restricted payments and investments and prepay junior indebtedness during the Covenant Relief Period, subject to certain exceptions and further subject, in some instances, to maintaining minimum liquidity (excluding SciPlay) of at least $400 million and (e) a LIBOR floor of 0.500% was established on borrowings under the revolving credit facility during the Covenant Relief Period.
The following table summarizes the revised consolidated net first lien leverage ratio and Consolidated EBITDA:

Revised Consolidated Net First Lien Leverage Ratio Covenant Calculation
Period ending	Revised Consolidated Net First Lien Leverage Ratio Covenant	Consolidated EBITDA multiplier(1)
3/31/2022	6.00x	4x Q1-2022
6/30/2022	6.00x	2x YTD Q2-2022
9/30/2022	5.75x	1.33x YTD Q3-2022
12/31/2022	5.75x	N/A - Calculated based on the previous 12 month period including the quarter being tested
3/31/2023	5.25x
6/30/2023	5.25x
9/30/2023	4.75x
12/31/2023	4.75x
3/31/2024 and thereafter	4.50x
(1) Consolidated EBITDA is defined in the Credit Agreement Extension Amendment and is calculated as testing year-to-date period-end consolidated EBITDA times multiplier.
Additionally, the SciPlay Revolver requires that SciPlay maintain a maximum total net leverage ratio not to exceed 2.50x and maintain a minimum fixed charge coverage ratio of no less than 4.00x.
Our only financial maintenance covenant (excluding SciPlay’s Revolver) is contained in SGI’s credit agreement. Prior to the Credit Agreement Amendment dated May 8, 2020, this covenant was tested at the end of each fiscal quarter and required us to not exceed a maximum consolidated net first lien leverage ratio of 5.00x Consolidated EBITDA (as defined in the credit agreement). Prior to the Credit Agreement Amendment and Credit Agreement Extension Amendment, this ratio stepped down to 4.75x beginning with the fiscal quarter ended December 31, 2020 and to 4.50x beginning with the fiscal quarter ending December 31, 2021. Additionally, the SciPlay Revolver requires that SciPlay maintain a maximum total net leverage ratio not to exceed 2.50x and maintain a minimum fixed charge coverage ratio of no less than 4.00x. We had no amounts drawn on our SciPlay Revolver as of December 31, 2021.
We were in compliance with the financial covenants under our debt agreements as of December 31, 2021.
Debt issuance costs and Loss on Debt Financing Transactions
We capitalize debt issuance costs associated with long-term financing arrangements and amortize the deferred debt issuance costs over the term of the arrangement using the effective interest method. The capitalized debt issuance costs associated with long-term debt financing, other than line-of-credit arrangements, are presented as a direct reduction from the carrying value of long-term debt, consistent with the treatment of unamortized debt discount. In connection with the issuance of the 2026 Unsecured Notes, 2028 Unsecured Notes and 2029 Unsecured Notes, we reflected $26 million, $16 million and $17 million, respectively, in financing costs presented primarily as a reduction to long-term debt. In connection with the July 2020 issuance of the 2025 Unsecured Notes, we reflected $8 million in financing costs presented primarily as a reduction to long-term debt.
The following are components of the loss on debt financing transactions resulting from debt extinguishment and modification accounting:

	Years Ended December 31,
	2021	2020	2019
Repurchase and cancellation of principal balance at premium	$—	$—	$80
Unamortized debt (premium) discount and deferred financing costs, net	—	—	20
Third party debt issuance fees	—	1	—
Total loss on debt financing transactions	$—	$1	$100
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
Derivative Financial Instruments
As of December 31, 2021, we held the following derivative instruments that were accounted for pursuant to ASC 815:
Interest Rate Swap Contracts
We currently use interest rate swap contracts as described below to manage exposure to interest rate fluctuations by reducing the uncertainty of future cash flows on our variable rate debt.
In February 2018, we entered into interest rate swap contracts to hedge a portion of our interest expense associated with our variable rate debt to effectively fix the interest rate that we pay. These interest rate swap contracts are designated as cash flow hedges under ASC 815. We pay interest at a weighted-average fixed rate of 2.4418% and receive interest at a variable rate equal to one-month LIBOR. The total notional amount of interest rate swaps outstanding was $800 million as of December 31, 2021. These hedges mature in February 2022.
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
The following table shows the gains (losses) and interest expense on our interest rate swap contracts:

	Year Ended December 31,
	2021	2020	2019
Gains (losses) recorded in accumulated other comprehensive income (loss), net of tax	$14	$(6)	$(11)
Interest expense recorded related to interest rate swap contracts	19	15	1
We do not expect to reclassify material amounts from Accumulated other comprehensive loss to interest expense in the next twelve months.
The following table shows the effect of interest rate swap contracts designated as cash flow hedges on the consolidated statements of operations:

	Year Ended December 31, 2021	Year Ended December 31, 2020
	Interest expense	Interest expense
Total interest expense which reflects the effects of cash flow hedges	$(478)	$(503)
Hedged item	(20)	(20)
Derivative designated as hedging instrument	1	5
Cross-Currency Interest Rate Swaps
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
The following table shows the fair value of our hedges:

		As of
	Balance Sheet Line Item	December 31, 2021	December 31, 2020
Interest rate swaps(1)(3)	Other liabilities	$3	$22
Cross-currency interest rate swaps(2)(3)	Other assets	42	14
(1) The gain of $19 million, losses of $6 million and $16 million for the years ended December 31, 2021, 2020 and 2019, respectively, are reflected in Derivative financial instrument unrealized (loss) gain in Other comprehensive income (loss).

(2) The gain of $28 million, loss of $27 million and gain of $23 million for the years ended December 31, 2021, 2020 and 2019, respectively, is reflected in Foreign currency translation gain (loss) in Other comprehensive income (loss).

(3) The inputs used to measure the fair value of our interest rate swap contracts are categorized as Level 2 in the fair value hierarchy.
Net Investment Non-derivative Hedge - 2026 Secured Euro Notes
For the fourth quarter of 2021, we designated $204 million of our 2026 Secured Euro Notes as a net investment non-derivative hedge of our investments in certain of our international subsidiaries that use the Euro as their functional currency in order to reduce the volatility in our results caused by the changes in foreign currency exchange rates of the Euro relative to the U.S. Dollar.
We use the spot method to measure the effectiveness of our net investment non-derivative hedge. Under this method, for each reporting period, the change in the hedged portion of the carrying value of the 2026 Secured Euro Notes due to remeasurement is reported in Foreign currency translation gain (loss) in Other comprehensive income (loss), and the remaining remeasurement change is recognized in (Gain) loss on remeasurement of debt in our consolidated statements of operations. We evaluate the effectiveness of our net investment non-derivative hedge at the beginning of each quarter and the inputs used to measure the fair value of this non-derivative hedge are categorized as Level 2 in the fair value hierarchy.
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
We remeasured contingent acquisition consideration at each reporting period. These remeasurements included increases to the projected earnings-based measures and also the probability of achievement (categorized as Level 3 in the fair value hierarchy as established by ASC 820), which resulted in increases (decreases) to the calculated fair value of contingent acquisition consideration by $(1) million, $— million and $1 million for the years ended December 31, 2021, 2020 and 2019, respectively. These changes were recorded in Restructuring and other. Contingent acquisition consideration liabilities (including deferred purchase price) as of December 31, 2021 are $51 million of which $3 million is included in Accrued liabilities with the remainder included in Other long-term liabilities. Contingent acquisition consideration liabilities (including deferred purchase price) as of December 31, 2020 were $3 million of which $1 million was included in Accrued liabilities with the remainder included in Other long-term liabilities.
(17) Stockholders’ Deficit
The following reflects total stock-based compensation expense recognized under all programs:

	Year Ended December 31,
	2021	2020	2019
Related to SGC stock options	$31	$8	$4
Related to SGC RSUs	75	26	19
Related to SciPlay RSUs	7	22	9
Total(1)(2)	$113	$56	$32

(1) The increase in SGC stock-based compensation expense for the year ended December 31, 2021 is related to the acceleration of the expense as a result of attainment of certain targets for grants to consultants who are also on our board coupled with the new equity awards issued at a higher fair value given the increase in our stock price compared to the prior period.
(2) The year ended December 31, 2021 includes $34 million classified as liability awards.
The following table sets forth the change in the number of shares of common stock outstanding during the fiscal years ended December 31, 2021 and 2020:

	December 31,
	2021	2020
Shares outstanding as of beginning of period	95	94
Shares issued as part of equity-based compensation plans and the ESPP, net of shares surrendered	2	1
Shares outstanding as of end of period	97	95
Series A Junior Participating Preferred Stock and Rights Agreement
Under our 2018 Amended and Restated Rights Agreement (which amended the rights agreement between SGC and American Stock Transfer & Trust Company, LLC (the “Rights Agreement”), we reserved for issuance of 20,000 shares of Series A Junior Participating Preferred Stock, par value $.001 per share, upon the exercise of rights under our Amended and Restated Rights Agreement. The Amended and Restated Rights Agreement provides for a dividend of one preferred share purchase right (“Right”) for each share of common stock of SGC. Each Right entitles the holder to purchase one ten-thousandth of a share of Series A Junior Preferred Stock for a purchase price of $109.00, subject to adjustment as provided in the Amended and Restated Rights Agreement.
The Amended and Restated Rights Agreement was extended to expire on June 19, 2023 (subject to earlier expiration as described in the Rights Agreement). The Board submitted such amendment extending the Rights Agreement to a vote by the Company’s stockholders at the Company’s 2021 annual stockholders’ meeting and it was approved by the affirmative vote of holders of a majority of outstanding shares of Class A common stock of SGC entitled to vote thereon. As of December 31, 2021, none of these shares were outstanding and no Rights were exercised.
Scientific Games Stock-Based and Other Incentive Compensation
Pursuant to our incentive stock plans we offer stock-based compensation in the form of stock options and RSUs to employees and our non-employee directors. The terms of such stock option and RSU awards, including the vesting schedule of such awards, are determined at our discretion subject to the terms of the applicable equity-based compensation plan. We also offer an ESPP, which allows for a total of up to 2 million shares of common stock to be purchased by eligible employees under offerings made each January 1 and July 1. Employees participate through payroll deductions up to a maximum of 15% of eligible compensation. The term of each offering period is six months and shares are purchased on the last day of the offering period at a 15% discount to the stock’s market value. For offering periods in 2021, 2020 and 2019 we issued approximately 40 thousand, 80 thousand and 100 thousand shares of common stock at an average price of $60.09 per share, $19.55 per share and $19.32 per share, respectively.
Options granted over the last several years have generally become exercisable in four equal installments beginning on the first anniversary of the date of grant or when certain performance targets are determined to have been met, in all cases, with a maximum term of ten years. RSUs typically vest in three or four equal installments beginning on the first anniversary of the date of grant or when certain performance targets are determined to have been met.
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

As of December 31, 2021, we had approximately 27 million shares of common stock authorized for awards under the 2003 Incentive Compensation Plan, as amended and restated (the “2003 Plan”) (plus available shares from a pre-existing equity-based compensation plan). As of December 31, 2021, we had approximately 5 million shares reserved under the 2003 Plan for future grants of equity awards and less than 0.1 million shares available under a pre-existing plan.
Stock Options
A summary of the changes in stock options outstanding under our equity-based compensation plans during 2021 is presented below:

	Number of Options	Weighted Average Remaining Contract Term (Years)	Weighted Average Exercise Price (per share)	Aggregate Intrinsic Value
Options outstanding as of December 31, 2020	2.2	6.2	$32.89	$20
Granted	—	—	$74.16	$—
Exercised	0.2	—	$26.26	$7
Cancelled	—	—	$41.13	$—
Options outstanding as of December 31, 2021	2.0	5.3	$33.59	$68
Options exercisable as of December 31, 2021	1.8	5.1	$34.19	$59
Options expected to vest as of December 31, 2021	0.2	7.3	$28.96	$8
The weighted-average grant date fair value of options granted during 2021, 2020 and 2019 was $74.16, $35.41 and $22.25, respectively. The aggregate intrinsic value of the options exercised during the years ended December 31, 2021, 2020 and 2019 was approximately $7 million, $6 million and $15 million respectively.
The fair value of each option grant is estimated on the date of grant using the Black-Scholes option pricing model. The weighted-average assumptions used in the model are outlined in the following table:

	2021	2020	2019
Assumptions:
Expected volatility	74%	75%	58%
Risk-free interest rate	0.96%	0.36%	2.46%
Dividend yield	—	—	—
Expected life (in years)	6	6	6
The computation of the expected volatility is based on historical daily stock prices over a period commensurate with the expected life of the option. Expected life is based on annual historical employee exercise behavior of option grants with similar vesting periods and option expiration dates. The risk-free interest rate is based on the yield of zero-coupon U.S. Treasury securities of comparable terms. We do not anticipate paying dividends in the foreseeable future.
At December 31, 2021, we had $2 million of unrecognized stock-based compensation expense relating to unvested stock options that will be amortized over a weighted-average period of approximately two years. During the year ended December 31, 2021, we received $4 million in cash from the exercise of stock options.
Restricted Stock Units
A summary of the changes in RSUs outstanding under our equity-based compensation plans during 2021 is presented below:

	Number of Restricted Stock Units	Weighted Average Grant Date Fair Value
Unvested RSUs as of December 31, 2020	3.3	$19.07
Granted	1.2	$55.64
Vested	(1.6)	$24.70
Cancelled	(0.2)	$27.96
Unvested RSUs as of December 31, 2021(1)	2.7	$32.03

(1) 1 million unvested RSUs are related to discontinued operations for each of the years ended December 31, 2021 and 2020.
The weighted-average grant date fair value of RSUs granted during 2021 and 2020 was $55.64 and $13.75, respectively. The fair value of each RSU grant is based on the market value of our common stock at the time of grant. At December 31, 2021, we had $60 million of unrecognized stock-based compensation expense relating to unvested RSUs amortized over a weighted-average period of approximately two years, of which $12 million is related to employees of discontinued operations. The fair value at vesting date of RSUs vested during the years ended December 31, 2021, 2020 and 2019 was $87.5 million, $16.8 million and $22.0 million, respectively.
SciPlay Stock-Based Compensation
In 2019, SciPlay adopted the SciPlay Long-Term Incentive Plan (“SciPlay LTIP”). The SciPlay LTIP authorizes the issuance of up to 6.5 million shares of SciPlay’s Class A common stock to be granted in connection with awards of incentive and nonqualified stock options, restricted stock, RSUs, stock appreciation rights and performance-based awards. As of December 31, 2021, there were a total of 2.1 million time-based and performance-based SciPlay RSUs outstanding with an average grant price of $16.77 per share of SciPlay Class A common stock. As of December 31, 2021, SciPlay had $9 million in unrecognized stock-based compensation expense that is expected to be recognized over a weighted-average expected vesting period of one year.
Share Repurchase Program
On February 25, 2022, our Board of Directors approved a share repurchase program under which the Company is authorized to repurchase, from time to time through February 25, 2025, up to an aggregate amount of $750 million of our outstanding common stock over a three-year period. Repurchases may be made at the discretion of the Transaction Committee of the Board of Directors through one or more open market transactions, privately negotiated transactions, accelerated share repurchases, issuer tender offers or other derivative contracts or instruments, or a combination of the foregoing.
(18) Accumulated Other Comprehensive Loss
The accumulated balances for each classification of other comprehensive (loss) income are presented below:

	Foreign Currency Items	Derivative Financial Instruments(1)	Unrecognized pension benefit costs, net of taxes(2)	Accumulated Other Comprehensive Loss
Balance at January 1, 2019	$(282)	$—	$(18)	$(300)
Change during period	26	(11)	(8)	7
Reclassified into operations	—	—	1	1
Balance at December 31, 2019	$(256)	$(11)	$(25)	$(292)
Change during period	85	(6)	(5)	74
Reclassified into operations	—	—	—	—
Balance at December 31, 2020	$(171)	$(17)	$(30)	$(218)
Change during period	(74)	14	17	(43)
Reclassified into operations	—	—	—	—
Balance at December 31, 2021	$(245)	$(3)	$(13)	$(261)

(1) The change during the period is net of income taxes of $15 million, $— million and $4 million in 2021, 2020 and 2019, respectively.
(2) The change during the period is net of income taxes of $5 million, $— million and $1 million in 2021, 2020 and 2019, respectively.
(19) Income Taxes

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
As more fully described in Note 1, on September 27, 2021, we entered into a definitive agreement to sell our Sports Betting business to Endeavor in a taxable cash and stock transaction, expected to close in the second quarter of 2022, subject to applicable regulatory approvals and customary conditions. Although we remain in a three-year cumulative loss position in the U.S., the taxable gain to be recognized upon disposition of our Sports Betting business led us to conclude that a portion of our net U.S. federal and certain state DTAs are more likely than not to be realized. Accordingly, to the extent that we expect to realize deferred tax assets in relation to this divestiture, we recorded a $181 million income tax benefit and reversed a portion of our valuation allowances on our U.S. DTAs during the three months ended September 30, 2021.
On October 27, 2021, we entered into a definitive agreement to sell our Lottery business to Brookfield in a taxable cash transaction for total consideration of $6.05 billion (see Note 1 for additional details). As a result of the anticipated taxable gain on this transaction, which is now expected to close by the end of March 2022, subject to applicable regulatory approvals and customary conditions, we reversed an additional $71 million of valuation allowances on our U.S. federal and state DTAs. We continue to maintain other valuation allowances for certain U.S. and non-U.S. jurisdictions with cumulative losses.
Management assessed the available positive and negative evidence to estimate whether sufficient future taxable income will be generated to permit use of existing DTAs in each taxpaying jurisdiction. On the basis of this evaluation, as of December 31, 2021, a valuation allowance of $60 million has been recorded to recognize only the portion of the DTAs that are more likely than not to be realized; however, the amount of the DTAs considered realizable could be adjusted if estimates of future taxable income during the carry forward period change or if objective negative evidence in the form of cumulative losses is no longer present and additional weight is given to subjective evidence such as projections for future growth.
As discussed in Note 1, the COVID-19 disruptions significantly impacted certain segments of our business. We considered the COVID-19 disruptions in our ability to realize deferred tax assets in the future and determined that such conditions did not change our overall valuation allowance positions. Additionally, we continue to monitor and evaluate the tax implications resulting from any existing and forthcoming legislation passed in response to COVID-19 in the federal, state, and foreign jurisdictions where we have an income tax presence.
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
The components of net loss from continuing operations before income taxes are as follows:

	Year Ended December 31,
	2021	2020	2019
United States	$(309)	$(631)	$(361)
Foreign	15	(173)	(16)
Net loss from continuing operations before income tax expense	$(294)	$(804)	$(377)
The components of income tax expense (benefit) are as follows:

	Year Ended December 31,
	2021	2020	2019
Current
U.S. Federal	$(58)	$6	$(47)
U.S. State	1	(1)	(7)
Foreign	10	6	14
Total	(47)	11	(40)
Deferred
U.S. Federal	(222)	(4)	(3)
U.S. State	(46)	(4)	(2)
Foreign	(3)	(6)	(2)
Total	(271)	(14)	(7)
Total income tax benefit	$(318)	$(3)	$(47)
The reconciliation of the U.S. federal statutory tax rate to the actual tax rate is as follows:

	Year Ended December 31,
	2021	2020	2019
Statutory U.S. federal income tax rate	21.0%	21.0%	21.0%
Foreign earnings at rates different than U.S. federal rate	(2.9)%	0.3%	(0.6)%
Valuation allowance adjustments	86.3%	(17.1)%	(8.7)%
Permanent items	(0.5)%	(1.9)%	(3.0)%
Change in UTBs	—%	0.2%	1.7%
Goodwill impairments	—%	(1.5)%	—%
Other	4.5%	(0.5)%	2.1%
Effective income tax rate	108.4%	0.5%	12.5%
Our 2021 and 2020 effective tax rates were impacted by changes in global valuation allowances totaling $(253) million and $138 million, respectively, against net DTAs in various jurisdictions. In 2020 we recorded a $54 million goodwill impairment for our U.K. Gaming reporting unit, which resulted in a (1.5)% decrease in our effective tax rate.
In 2019, we recorded an income tax benefit of $50 million in continuing operations as a result of the exception provision within ASC 740-20-45-7, which states that a company must consider all sources of income in determining the tax benefit resulting from a loss from continuing operations. This exception no longer applies as of January 1, 2020, as we early-adopted ASU 2019-12, which removes this exception.
Deferred income taxes reflect the net tax effects of temporary differences between the carrying values of assets and liabilities for financial reporting purposes and the amounts used for income tax purposes. The deferred income tax balances are established using the enacted statutory tax rates and are adjusted for changes in such rates in the period of change.

	As of December 31,
	2021	2020
Deferred tax assets:
Reserves and other accrued expenses	$99	$84
Net operating loss carry forwards	352	436
Tax credit carry forwards	48	42
Interest limitation carry forwards	66	20
Differences in financial reporting and tax basis for:
Other	70	51
Less: Valuation allowance	(60)	(298)
Realizable deferred tax assets	575	335

Deferred tax liabilities:
Differences in financial reporting and tax basis for:
Identifiable intangible assets	(190)	(217)
Property and equipment	(47)	(49)
Other	(24)	(9)
Total deferred tax liabilities	(261)	(275)
Net deferred tax asset on balance sheet	$314	$60
At December 31, 2021, we had the following NOL, interest limitation, R&D credit, and state tax credit carry forwards:

	December 31, 2021
	Federal	State	Foreign
NOL carry forwards	$1,240	$1,335	$110
Interest limitation carry forwards	240	269	—
R&D and state credit carry forwards	49	1	—
The federal, state and foreign NOL carry forwards can be carried forward for periods that vary from three years to indefinitely. R&D tax credit carry forwards will expire through 2041, and state tax credits expire through 2025. The interest limitation carry forwards can be carried forward indefinitely in all jurisdictions in which we have them available.
Certain of our U.S. federal, state, and foreign tax attributes may be subject to annual limitations under Internal Revenue Code Section 382 (“Section 382”) (or comparable provisions of state or foreign law) in the event that certain changes in ownership were to occur. Tax attributes that exceed the Section 382 limitation in any year continue to be allowed as carry forwards until they expire and can be used to offset taxable income for years within the carryover period subject to the limitation in each year. Given the Company’s significant U.S. tax attributes, we continuously monitor potential ownership changes under Section 382. In the fourth quarter of 2020, we experienced a change in control event, triggering the application of Section 382. We do not currently expect any resulting Section 382 limitations to have a significant impact on the use of our tax attributes.
At December 31, 2021 and 2020, we had the following valuation allowances:

	December 31,
	2021	2020
Federal	$15	$223
State	22	53
Foreign	23	22
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
Unrecognized Tax Benefits
The total amount of unrecognized tax benefits (“UTBs”) as of December 31, 2021 was $29 million. Of this amount, $29 million, if recognized, would be included in our Consolidated Statements of Operations and have an impact on our effective tax rate. We do not expect any material changes in unrecognized tax benefits before December 31, 2022.
We recognize interest and penalties for unrecognized tax benefits in income tax expense. The amounts recognized for interest and penalties during the years ended December 31, 2021, 2020 and 2019 were not material.
We file income tax returns in the U.S. Federal jurisdiction and various state and foreign jurisdictions. We are generally not subject to examination for periods prior to December 31, 2017; however as we utilize our net operating losses, prior periods can be subject to examination. There are no ongoing material U.S. federal, state, local or non-U.S. examinations by tax authorities.
The Company had the following activity for unrecognized tax benefits:

	Year Ended December 31,
	2021	2020	2019
Balance at beginning of period	$30	$28	$34
Tax positions related to current year additions	—	1	1
Additions for tax positions of prior years	—	2	—
Tax positions related to prior years reductions	(1)	—	—
Reductions due to lapse of statute of limitations on tax positions	—	(1)	(7)
Balance at end of period	$29	$30	$28
(20) Litigation
We are involved in various legal proceedings, including those discussed below. We record an accrual for legal contingencies when it is both probable that a liability has been incurred and the amount or range of the loss can be reasonably estimated (although, as discussed below, there may be an exposure to loss in excess of the accrued liability). We evaluate our accruals for legal contingencies at least quarterly and, as appropriate, establish new accruals or adjust existing accruals to reflect (1) the facts and circumstances known to us at the time, including information regarding negotiations, settlements, rulings and other relevant events and developments, (2) the advice and analyses of counsel and (3) the assumptions and judgment of management. Legal costs associated with our legal proceedings are expensed as incurred. We had accrued liabilities of $27 million and $3 million for all of our legal matters that were contingencies as of December 31, 2021 and 2020, respectively.
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
In June 1999, Ecosalud filed a collection proceeding against SGI to enforce the liquidation resolution and recover the claimed damages. In May 2013, the Tribunal denied SGI’s merit defenses to the collection proceeding and issued an order of payment of approximately 90 billion Colombian pesos, or approximately $30.2 million, plus default interest (potentially accrued since 1994 at a 12% statutory interest rate). SGI filed an appeal to the Council of State, and on December 10, 2020, the Council of State issued a ruling affirming the Tribunal’s decision. On December 16, 2020, SGI filed a motion for clarification of the Council of State’s ruling, which was denied on April 15, 2021. On April 22, 2021, SGI filed a motion for reconsideration relating to that decision, and that motion is pending.
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
Washington State Matter
On April 17, 2018, a plaintiff, Sheryl Fife, filed a putative class action complaint, Fife v. Scientific Games Corporation, against SGC in the United States District Court for the Western District of Washington. The plaintiff seeks to represent a putative class of all persons in the State of Washington who purchased and allegedly lost virtual coins playing SGC’s online social casino games, including but not limited to Jackpot Party® Casino and Gold Fish® Casino. The complaint asserts claims for alleged violations of Washington’s Recovery of Money Lost at Gambling Act, Washington’s consumer protection statute, and for unjust enrichment, and seeks unspecified money damages (including treble damages as appropriate), the award of reasonable attorneys’ fees and costs, pre- and post-judgment interest, and injunctive and/or declaratory relief. On July 2, 2018, SGC filed a motion to dismiss the plaintiff’s complaint with prejudice, which the trial court denied on December 18, 2018. SGC filed its answer to the putative class action complaint on January 18, 2019. On August 24, 2020, the trial court granted plaintiff’s motion for leave to amend her complaint and to substitute a new plaintiff, Donna Reed, for the initial plaintiff, and re-captioned the matter Reed v. Scientific Games Corporation. On August 25, 2020, the plaintiff filed a first amended complaint against SGC, asserting the same claims, and seeking the same relief, as the complaint filed by Sheryl Fife. On September 8, 2020, SGC filed a motion to compel arbitration of plaintiff’s claims and to dismiss the action, or, in the alternative, to transfer the action to the United States District Court for the District of Nevada. On June 17, 2021, the district court denied that motion, and on June 23, 2021, SGC filed a notice of appeal from the district court’s denial of that motion, and also filed a motion to stay all district court proceedings, pending the appeals court’s ruling on the Company’s arbitration appeal. On November 23, 2021, we entered into an agreement in principle to settle the lawsuit for the amount of $24.5 million. On December 3, 2021, the district court granted a joint motion to stay appellate proceedings until final approval by the district court of the parties’ settlement. On January 18, 2022, the parties executed a settlement agreement, and plaintiff filed an unopposed motion for preliminary approval of the parties’ proposed settlement agreement. On January 19, 2022, the district court granted preliminary approval to the parties’ proposed settlement, and a hearing for final approval of the settlement is scheduled for August 12, 2022. Although the case was brought against Scientific Games, pursuant to the Intercompany Services Agreement, we expect SciPlay to cover or contribute to the settlement amount due to the matter arising as a result of our business.
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
Mohawk Gaming Enterprises Matter
On November 9, 2020, Mohawk Gaming Enterprises LLC, d/b/a Akwesasne Mohawk Casino Resort, filed a demand for a putative class arbitration before the American Arbitration Association against SGC, Bally Technologies, Inc. and SG Gaming, f/k/a Bally Gaming, Inc. In the complaint, the claimant asserts federal antitrust claims arising from the respondents’ procurement of particular U.S. patents. The claimant alleges that the respondents used those patents to create an allegedly illegal monopoly in the market for automatic card shufflers sold or leased in the United States. The claimant seeks to represent a putative class of all persons and entities that directly purchased or leased automatic card shufflers within the United States from the respondents, or any predecessor, subsidiary, or affiliate thereof, at any time between April 1, 2009, and the present. The complaint seeks unspecified money damages, which the complaint asks the arbitration panel to treble, and the award of claimant’s costs of suit, including attorneys’ fees. Respondents filed their answering statement on December 9, 2020. On October 29, 2021, the claimant filed a memorandum in support of class arbitration, which Respondents opposed on December 3, 2021. On February 8, 2022, the Arbitrator issued a clause construction award, finding that the arbitration could proceed on behalf of a class or classes. On February 11, 2022, Respondents filed a petition to vacate the award in the New York Supreme

Court. We are currently unable to determine the likelihood of an outcome or estimate a range of reasonably possible losses, if any. We believe that the claims in the arbitration demand are without merit, and intend to vigorously defend against them.
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
On or about December 9, 2019, Hongwei Li filed a putative class action complaint in New York state court asserting substantively similar causes of action under the Securities Act of 1933 and substantially similar factual allegations as those alleged in the PRS Action (the “Li Action”). On December 18, 2019, the New York state court entered a stipulated order consolidating the PRS Action and the Li Action into a single lawsuit. On December 23, 2019, the defendants moved to dismiss the consolidated action. On August 28, 2020, the court issued an oral ruling granting in part and denying in part the defendants’ motion to dismiss. On December 14, 2020, plaintiffs in the consolidated action filed a motion to certify the putative class. On May 12, 2021, the parties in the consolidated action reached an agreement in principle to settle the consolidated action. On July 27, 2021, the parties in the consolidated action entered into a settlement agreement to settle the consolidated action. On August 11, 2021, the New York court granted preliminary approval to the parties’ proposed settlement, stayed non-settlement related proceedings in the consolidated action pending final approval of the settlement and scheduled a hearing for final approval of the settlement on November 15, 2021. On November 16, 2021, the New York court entered an order fully and finally approving the settlement agreement and dismissing the complaint in the consolidated action in its entirety. The loss from the settlement of $8.275 million was recovered and settled under our insurance policy.
SciPlay IPO Matter (Nevada)
On or about November 4, 2019, plaintiff John Good filed a putative class action complaint in Nevada state court against SciPlay, certain of its executives and directors, SGC, and SciPlay’s underwriters with respect to the SciPlay IPO. The plaintiff seeks to represent a class of all persons who purchased Class A common stock of SciPlay in or traceable to the SciPlay IPO that it completed on or about May 7, 2019. The complaint asserts claims for alleged violations of Sections 11 and 15 of the Securities Act, 15 U.S.C. § 77, and seeks certification of the putative class; compensatory damages, and the award of the plaintiff’s and the class’s reasonable costs and expenses incurred in the action. On February 27, 2020, the trial court entered a stipulated order that, among other things, stayed the lawsuit pending entry of an order resolving the motion to dismiss that was pending in the SciPlay IPO matter in New York state court. On September 29, 2020, the trial court entered a stipulated order that extended the stay pending a ruling on class certification in the SciPlay IPO matter in New York state court. On May 12, 2021, the parties in the Nevada lawsuit reached an agreement in principle to settle the lawsuit and so informed the Nevada court, which vacated non-settlement related proceedings in the lawsuit, pending final approval of the settlement agreement by the New York court. On December 3, 2021, the Nevada court ordered the dismissal of the Nevada lawsuit with prejudice.

(21) Selected Quarterly Financial Data, Unaudited

(in millions, except per share amounts)	Quarter Ended 2021
	March 31 (a)	June 30 (b)	September 30 (c)	December 31 (d)
Total operating revenues	$453	$581	$539	$580
Total cost of revenues(1)	127	159	153	170
Net (loss) income from continuing operations	(88)	(51)	100	62
Net income from discontinued operations, net of tax	79	164	87	37
Net (loss) income	(9)	113	187	99
Net income attributable to noncontrolling interest	6	4	5	4
Net (loss) income attributable to SGC	(15)	109	182	95

Per Share - Basic:
Net (loss) income from continuing operations	$(0.98)	$(0.58)	$0.99	$0.60
Net income from discontinued operations	0.82	1.71	0.90	0.38
Net (loss) income attributable to SGC	$(0.16)	$1.13	$1.89	$0.98

Per Share - Diluted:
Net (loss) income from continuing operations	$(0.98)	$(0.58)	$0.96	$0.58
Net income from discontinued operations	0.82	1.71	0.88	0.37
Net (loss) income attributable to SGC	$(0.16)	$1.13	$1.84	$0.95

Weighted average number of shares used in per share calculations:
Basic shares	95	96	96	97
Diluted shares	95	96	99	100
(1) Excludes D&A
(a) Includes a $25 million gain on remeasurement of debt and $6 million U.K. FOBT recovery (refer to Note 4 for additional information).
(b) Includes a $7 million loss on remeasurement of debt, $63 million gain related to the SportCast acquisition transaction (included in net income from discontinued operations, net of tax and and $38 million U.K. FOBT recovery (refer to Notes 4 and 10 for additional information).

(c) Includes a $12 million loss on remeasurement of debt and $181 million income tax benefit due to the reversal of a portion of our valuation allowance on our U.S. federal and state deferred tax assets (see Note 19 for additional information).

(d) Includes an $11 million gain on remeasurement of debt and income tax benefit of $71 million from the valuation allowance release (see Note 19).

(in millions, except per share amounts)	Quarter Ended 2020
	March 31 (a)	June 30 (b)	September 30 (c)	December 31 (d)
Total operating revenues	$479	$308	$432	$480
Total cost of revenues(1)	157	138	152	163
Net loss from continuing operations	(216)	(254)	(187)	(143)
Net income from discontinued operations, net of tax	61	56	76	59
Net loss	(155)	(198)	(111)	(84)
Net income attributable to noncontrolling interest	4	5	6	6
Net loss attributable to SGC	(159)	(203)	(117)	(90)

Per Share - Basic:
Net loss from continuing operations	$(2.34)	$(2.74)	$(2.03)	$(1.57)
Net income from discontinued operations	0.65	0.59	0.80	0.62
Net loss attributable to SGC	$(1.69)	$(2.15)	$(1.23)	$(0.95)

Per Share - Diluted:
Net loss from continuing operations	$(2.34)	$(2.74)	$(2.03)	$(1.57)
Net income from discontinued operations	0.65	0.59	0.80	0.62
Net loss attributable to SGC	$(1.69)	$(2.15)	$(1.23)	$(0.95)

Weighted average number of shares used in per share calculations:
Basic shares	95	95	95	95
Diluted shares	95	95	95	95
(1) Excludes D&A
(a) Includes a $10 million gain on remeasurement of debt, $28 million bad debt expense, and $54 million goodwill impairment.
(b) Includes a $12 million loss on remeasurement of debt, $12 million bad debt expense, and $21 million inventory valuation charges.
(c) Includes a $24 million loss on remeasurement of debt, $1 million bad debt expense, and $15 million inventory valuation charges.
(d) Includes a $25 million loss on remeasurement of debt, $15 million bad debt expense, and $4 million inventory valuation charges.

SCHEDULE II
SCIENTIFIC GAMES CORPORATION AND SUBSIDIARIES
Valuation and Qualifying Accounts
Year Ended December 31, 2021, 2020 and 2019
(in millions)

Allowance for credit losses(1)	Balance at beginning of period	Additions	Deductions(2)	Balance at end of period
Year Ended December 31, 2021	$81	(2)	(25)	$54
Year Ended December 31, 2020	$37	56	(12)	$81
Year Ended December 31, 2019	$35	9	(13)	$31
(1) Results for reporting periods effective January 1, 2020 are presented in accordance with ASC 326 while prior period amounts continue to be reported in accordance with previously applicable U.S. GAAP.
(2) Amounts written off, net of recovery, and related impact of foreign currency exchange.

Tax-related valuation allowance	Balance at beginning of period	Additions / (deductions)	Balance at end of period
Year Ended December 31, 2021	$298	(238)	$60
Year Ended December 31, 2020	$189	109	$298
Year Ended December 31, 2019	$228	(39)	$189

(3). Exhibits
EXHIBIT INDEX

Exhibit Number	Description
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

2.6
Equity Purchase Agreement, dated as of September 27, 2021, by and among Scientific Games Corporation, Endeavor Operating Company, LLC and Endeavor Group Holdings, Inc. (solely for the purposes set forth therein) (incorporated by reference to Exhibit 2.1 to Scientific Games Corporation's Current Report on Form 8-K filed on September 28, 2021).

2.7
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

4.27
Supplemental Indenture, dated as of January 5, 2021, by and among Scientific Games International, Inc., as issuer, SGI Lottery LLC and the other guarantors party thereto, and Deutsche Bank Trust Company Americas, as trustee and collateral agent, relating to the Indenture, dated as of October 17, 2017, as amended and supplemented, relating to the 5.000% Senior Secured Notes due 2025 (incorporated by reference to Exhibit 4.27 to Scientific Games Corporation’s Annual Report on Form 10-K for the year ended December 31, 2020).

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

4.30
Supplemental Indenture, dated as of January 5, 2021, by and among Scientific Games International Inc., as issuer, SGI Lottery LLC and the other guarantors party thereto, Deutsche Bank Trust Company Americas, as trustee, collateral agent, registrar and transfer agent and Deutsche Bank AG, London Branch, as paying agent, relating to the Indenture, dated as of February 14, 2018, as amended and supplemented, relating to the 3.375% Senior Secured Notes due 2026 (incorporated by reference to Exhibit 4.30 to Scientific Games Corporation’s Annual Report on Form 10-K for the year ended December 31, 2020).

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

4.37
Supplemental Indenture, dated as of January 5, 2021, by and among Scientific Games International Inc., as issuer, SGI Lottery LLC and the other guarantors party thereto, and Deutsche Bank Trust Company Americas, as trustee, registrar and transfer agent. relating to the Indenture, dated as of February 14, 2018, as amended and supplemented, relating to the 5.500% Senior Unsecured Notes due 2026 (incorporated by reference to Exhibit 4.37 to Scientific Games Corporation’s Annual Report on Form 10-K for the year ended December 31, 2020).

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

4.40
Supplemental Indenture, dated as of January 5, 2021, by and among Scientific Games International, Inc., as issuer, SGI Lottery LLC and the other guarantors party thereto, and Deutsche Bank Trust Company Americas, as trustee, relating to the Indenture, dated as of March 19, 2019, as amended and supplemented, relating to the 8.250% Senior Unsecured Notes due 2026 (incorporated by reference to Exhibit 4.40 to Scientific Games Corporation’s Annual Report on Form 10-K for the year ended December 31, 2020).

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

4.43
Supplemental Indenture, dated as of January 5, 2021, by and among Scientific Games International, Inc., as issuer, SGI Lottery LLC and the guarantors party thereto, and Deutsche Bank Trust Company Americas, as trustee, relating to the Indenture, dated as of November 26, 2019, as amended and supplemented, relating to the 7.000% Senior Unsecured Notes due 2028 (incorporated by reference to Exhibit 4.43 to Scientific Games Corporation’s Annual Report on Form 10-K for the year ended December 31, 2020).

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

4.46
Supplemental Indenture, dated as of January 5, 2021, by and among Scientific Games International, Inc., as issuer, SGI Lottery LLC and the other guarantors party thereto, and Deutsche Bank Trust Company Americas, as trustee, relating to the Indenture, dated as of November 26, 2019, as amended and supplemented, relating to the 7.250% Senior Unsecured Notes due 2029 (incorporated by reference to Exhibit 4.46 to Scientific Games Corporation’s Annual Report on Form 10-K for the year ended December 31, 2020).

4.47
Indenture, dated as of July 1, 2020, among Scientific Games International, Inc., as issuer, Deutsche Bank Trust Company Americas, as trustee, and the other guarantors party thereto, relating to the 8.625 % Senior Unsecured Notes due 2025 (incorporated by reference to Exhibit 4.1 to Scientific Games Corporation's Current Report on Form 8-K filed on July 1, 2020).

4.48
Supplemental Indenture, dated as of January 5, 2021, by and among Scientific Games International, Inc, as issuer, SGI Lottery LLC and the other guarantors party thereto, and Deutsche Bank Trust Company Americas, as trustee, relating to the Indenture, dated as of July 1, 2020, as amended and supplemented, relating to the 8.625 % Senior Unsecured Notes due 2025 (incorporated by reference to Exhibit 4.48 to Scientific Games Corporation’s Annual Report on Form 10-K for the year ended December 31, 2020).

4.49
Supplemental Indenture, dated as of August 19, 2021, by and among Scientific Games International, Inc., Scientific Games, Inc. and the other guarantors party thereto and Deutsche Bank Trust Company Americas, as trustee and collateral agent, relating to the Indenture, dated as of October 17, 2017, as amended and supplemented, relating to the 5.000% Senior Secured Notes due 2025 (incorporated by reference to Exhibit 4.1 to Scientific Games Corporation’s Quarterly Report on Form 10-Q for the quarter ended September 30, 2021).

4.50
Supplemental Indenture, dated as of August 19, 2021, by and among Scientific Games International, Inc., Scientific Games, Inc. and the other guarantors party thereto and Deutsche Bank Trust Company Americas, as trustee, relating to the Indenture, dated as of July 1, 2020, as amended and supplemented, relating to the 8.625% Senior Unsecured Notes due 2025 (incorporated by reference to Exhibit 4.2 to Scientific Games Corporation’s Quarterly Report on Form 10-Q for the quarter ended September 30, 2021).

4.51
Supplemental Indenture, dated as of August 19, 2021, by and among Scientific Games International, Inc., Scientific Games, Inc. and the other guarantors party thereto and Deutsche Bank Trust Company Americas, as trustee, registrar and transfer agent, relating to the Indenture, dated as of February 14, 2018, as amended and supplemented, relating to the 5.500% Senior Unsecured Notes due 2026 (incorporated by reference to Exhibit 4.3 to Scientific Games Corporation’s Quarterly Report on Form 10-Q for the quarter ended September 30, 2021).

4.52
Supplemental Indenture, dated as of August 19, 2021, by and among Scientific Games International, Inc., Scientific Games, Inc. and the other guarantors party thereto and Deutsche Bank Trust Company Americas, as trustee, collateral agent, registrar and transfer agent, relating to the Indenture, dated as of February 14, 2018, as amended and supplemented, relating to the 3.375% Senior Secured Notes due 2026 (incorporated by reference to Exhibit 4.4 to Scientific Games Corporation’s Quarterly Report on Form 10-Q for the quarter ended September 30, 2021).

4.53
Supplemental Indenture, dated as of August 19, 2021, by and among Scientific Games International, Inc., Scientific Games, Inc. and the other guarantors party thereto and Deutsche Bank Trust Company Americas, as trustee, relating to the Indenture, dated as of March 19, 2019, as amended and supplemented, relating to the 8.250% Senior Unsecured Notes due 2026 (incorporated by reference to Exhibit 4.5 to Scientific Games Corporation’s Quarterly Report on Form 10-Q for the quarter ended September 30, 2021).

4.54
Supplemental Indenture, dated as of August 19, 2021, by and among Scientific Games International, Inc., Scientific Games, Inc. and the other guarantors party thereto and Deutsche Bank Trust Company Americas, as trustee, relating to the Indenture, dated as of November 26, 2019, as amended and supplemented, relating to the 7.000% Senior Unsecured Notes due 2028 (incorporated by reference to Exhibit 4.6 to Scientific Games Corporation’s Quarterly Report on Form 10-Q for the quarter ended September 30, 2021).

4.55
Supplemental Indenture, dated as of August 19, 2021, by and among Scientific Games International, Inc., Scientific Games, Inc. and the other guarantors party thereto and Deutsche Bank Trust Company Americas, as trustee, relating to the Indenture, dated as of November 26, 2019, as amended and supplemented, relating to the 7.250% Senior Unsecured Notes due 2029 (incorporated by reference to Exhibit 4.7 to Scientific Games Corporation’s Quarterly Report on Form 10-Q for the quarter ended September 30, 2021).

4.56
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

4.57
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

4.58
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

4.59
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

4.60
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

4.61
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

4.62
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

4.63
Supplemental Indenture, dated as of October 19, 2021, among Scientific Games International, Inc., as issuer, Scientific Games Corporation, the other guarantors party thereto, and Deutsche Bank Trust Company Americas, as trustee, relating to the Indenture, dated as of October 17, 2017, as amended and supplemented, relating to the 5.000% Senior Secured Notes due 2025.(†)

4.64
Supplemental Indenture, dated as of October 19, 2021, among Scientific Games International, Inc., as issuer, Scientific Games Corporation, the other guarantors party thereto, and Deutsche Bank Trust Company Americas, as trustee, relating to the Indenture, dated as of July 1, 2020, as amended and supplemented, relating to the 8.625% Senior Unsecured Notes due 2025.(†)

4.65
Supplemental Indenture, dated as of October 19, 2021, among Scientific Games International, Inc., as issuer, Scientific Games Corporation, the other guarantors party thereto, and Deutsche Bank Trust Company Americas, as trustee, relating to the Indenture, dated as of February 14, 2018, as amended and supplemented, relating to the 5.500% Senior Unsecured Notes due 2026.(†)

4.66
Supplemental Indenture, dated as of October 19, 2021, among Scientific Games International, Inc., as issuer, Scientific Games Corporation, the other guarantors party thereto, and Deutsche Bank Trust Company Americas, as trustee, relating to the Indenture, dated as of February 14, 2018, as amended and supplemented, relating to the 3.375% Senior Secured Notes due 2026.(†)

4.67
Supplemental Indenture, dated as of October 19, 2021, among Scientific Games International, Inc., as issuer, Scientific Games Corporation, the other guarantors party thereto, and Deutsche Bank Trust Company Americas, as trustee, relating to the Indenture, dated as of March 19, 2019, as amended and supplemented, relating to the 8.250% Senior Unsecured Notes due 2026.(†)

4.68
Supplemental Indenture, dated as of October 19, 2021, among Scientific Games International, Inc., as issuer, Scientific Games Corporation, the other guarantors party thereto, and Deutsche Bank Trust Company Americas, as trustee, relating to the Indenture, dated as of November 26, 2019, as amended and supplemented, relating to the 7.000% Senior Unsecured Notes due 2028.(†)

4.69
Supplemental Indenture, dated as of October 19, 2021, among Scientific Games International, Inc., as issuer, Scientific Games Corporation, the other guarantors party thereto, and Deutsche Bank Trust Company Americas, as trustee, relating to the Indenture, dated as of November 26, 2019, as amended and supplemented, relating to the 7.250% Senior Unsecured Notes due 2029.(†)

4.70	Description of Securities (incorporated by reference to Exhibit 4.49 to Scientific Games Corporation’s Annual Report on Form 10-K filed on March 1, 2021).

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

10.21
Scientific Games Corporation Amended and Restated 2003 Incentive Compensation Plan (Amended and Restated as of June 9, 2021) (incorporated by reference to Exhibit 10.1 to Scientific Games Corporations Current Report on Form 8-K filed on June 11, 2021).*

10.22	1995 Equity Incentive Plan, as amended (incorporated by reference to Exhibit 10.14 to Scientific Games Corporation’s Annual Report on Form 10-K for the fiscal year ended October 31, 1997).*

10.23	Asia-Pacific Business Incentive Compensation Program (incorporated by reference to Exhibit 10.4 to Scientific Games Corporation’s Current Report on Form 8-K filed on December 3, 2010).*

10.24
Omnibus Amendment of Compensation and Benefit Plans, effective January 10, 2018, to amend the Plans, as defined therein, to reflect the merger of Scientific Games Corporation, a Delaware corporation (“Parent”) into SG Nevada Merger Company, a Nevada corporation and a wholly owned subsidiary of Parent (incorporated by reference to Exhibit 10.3 to Scientific Games Corporation’s Quarterly Report on Form 10-Q for the quarter ended March 31, 2018).*

10.25
Scientific Games Corporation Change in Control Protection Plan, adopted as of August 25, 2020 (incorporated by reference to Exhibit 10.1 to Scientific Games Corporation’s Current Report on Form 8-K filed on August 25, 2020).*

10.26
Amended and Restated Employment Agreement, dated as of December 15, 2015, by and between Scientific Games Corporation and Michael Quartieri (incorporated by reference to Exhibit 10.47 to Scientific Games Corporation’s Annual Report on Form 10-K for the year ended December 31, 2015).*

10.27
Amendment to Amended and Restated Employment Agreement, dated as of December 17, 2018 (effective as of January 1, 2019), by and between Scientific Games Corporation and Michael Quartieri, which amended Mr. Quartieri’s Amended and Restated Employment Agreement dated as of December 15, 2015 (incorporated by reference to Exhibit 10.25 to Scientific Games Corporation’s Annual Report on Form 10-K for the year ended December 31, 2018).*

10.28
Amendment to Employment Agreement, dated as of March 24, 2020 (effective as of April 5, 2020), by and between Scientific Games Corporation and Michael Quartieri (incorporated by reference to Exhibit 10.2 to Scientific Games Corporation’s Quarterly Report on Form 10-Q for the quarter ended March 31, 2020).*

10.29
Amendment to Employment Agreement, dated as of May 19, 2020, by and between Scientific Games Corporation and Michael Quartieri (incorporated by reference to Exhibit 10.4 to Scientific Games Corporation’s Quarterly Report on Form 10-Q for the quarter ended June 30, 2020).*

10.30
Consulting Agreement, entered into as of July 1, 2020, by and between Scientific Games Corporation and Michael Quartieri (incorporated by reference to Exhibit 10.5 to Scientific Games Corporation’s Quarterly Report on Form 10-Q for the quarter ended June 30, 2020).*

10.31
Amended and Restated Employment Agreement, dated as of October 15, 2021, by and between Scientific Games Corporation and Constance P. James (incorporated by reference to Exhibit 10.3 to Scientific Games Corporation’s Quarterly Report on Form 10-Q for the quarter ending September 30, 2021).*

10.32
Scientific Games Corporation Amended and Restated 2016 Employee Stock Purchase Plan (Amended and Restated as of June 9, 2021) (incorporated by reference to Exhibit 10.2 to Scientific Games Corporation’s Current Report on Form 8-K filed on June 11, 2021).*

10.33
Amended and Restated Employment Agreement dated as of February 27, 2017 by and between Scientific Games Corporation and Michael Winterscheidt (incorporated by reference to Exhibit 10.3 to Scientific Games Corporation's Quarterly Report on Form 10-Q for the quarter ended March 31, 2017).*

10.34
Amendment to Employment Agreement, dated as of February 21, 2019 (effective as of February 25, 2019), by and between Scientific Games Corporation and Michael Winterscheidt (incorporated by reference to Exhibit 10.56 to Scientific Games Corporation’s Annual Report on Form 10-K for the year ended December 31, 2018).*

10.35
Amendment to Employment Agreement, dated as of March 27, 2020 (effective as of April 5, 2020), by and between Scientific Games Corporation and Michael Winterscheidt (incorporated by reference to Exhibit 10.9 to Scientific Games Corporation’s Quarterly Report on Form 10-Q for the quarter ended March 31, 2020).*

10.36
Amendment to Employment Agreement, dated as of May 18, 2020, by and between Scientific Games Corporation and Michael Winterscheidt (incorporated by reference to Exhibit 10.15 to Scientific Games Corporation’s Quarterly Report on Form 10-Q for the quarter ended June 30, 2020).*

10.37
Amendment to Employment Agreement, dated as of June 30, 2020 (effective as of July 1, 2020), by and between Scientific Games Corporation and Michael Winterscheidt (incorporated by reference to Exhibit 10.16 to Scientific Games Corporation’s Quarterly Report on Form 10-Q for the quarter ended June 30, 2020).*

10.38
Amendment to Employment Agreement, dated as of February 23, 2021, by and between Scientific Games Corporation and Michael Winterscheidt (incorporated by reference to Exhibit 10.2 to Scientific Games Corporation’s Quarterly Report on Form 10-Q for the quarter ending March 31, 2021).*

10.39
Amendment to Employment Agreement, dated as of April 27, 2021, by and between Scientific Games Corporation and Michael Winterscheidt (incorporated by reference to Exhibit 10.2 to Scientific Games Corporation’s Quarterly Report on Form 10-Q for the quarter ending June 30, 2021).*

10.40	Engagement Letter, entered into as of November 23, 2021 by and between Scientific Games Corporation and Michael Winterscheidt d/b/a Uphill Consulting.*(†)

10.41
Letter Agreement, dated February 21, 2018, by and between Scientific Games Corporation and Stephen Richardson (incorporated by reference to Exhibit 10.5 to Scientific Games Corporation’s Quarterly Report on Form 10-Q for the quarter ended March 31, 2018).*

10.42
Amendment to Employment Agreement, dated as of March 27, 2020 (effective as of April 5, 2020), by and between Scientific Games Corporation and Stephen Richardson (incorporated by reference to Exhibit 10.8 to Scientific Games Corporation’s Quarterly Report on Form 10-Q for the quarter ended March 31, 2020).*

10.43
Amendment to Employment Letter, dated as of June 30, 2020 (effective as of July 1, 2020), by and between Scientific Games Corporation and Stephen Richardson (incorporated by reference to Exhibit 10.13 to Scientific Games Corporation’s Quarterly Report on Form 10-Q for the quarter ended June 30, 2020).*

10.44
Amended and Restated Employment Agreement, dated as of February 5, 2021 (effective as of June 1, 2021), by and between Scientific Games Corporation and Barry Cottle (incorporated by reference to Exhibit 10.52 to Scientific Games Corporation’s Annual Report on Form 10-K for the year ended December 31, 2020).*

10.45
Employment Agreement, dated as of August 2, 2021 (effective as of September 1, 2021), by and between Scientific Games Corporation and James Sottile (incorporated by reference to Exhibit 10.3 to Scientific Games Corporation’s Quarterly Report on Form 10-Q for the quarter ended June 30, 2021).*

10.46
Amended and Restated Employment Agreement, dated as of January 1, 2019, by and between Scientific Games Corporation and Patrick J. McHugh (incorporated by reference to Exhibit 10.55 to Scientific Games Corporation’s Annual Report on Form 10-K for the year ended December 31, 2018).*

10.47
Amendment to Employment Agreement, dated as of February 26, 2020 (effective as of January 1, 2020), by and between Scientific Games Corporation and Patrick J. McHugh (incorporated by reference to Exhibit 10.6 to Scientific Games Corporation’s Quarterly Report on Form 10-Q for the quarter ended March 31, 2020).*

10.48
Amendment to Employment Agreement, dated as of March 24, 2020(effective as of April 5, 2020), by and between Scientific Games Corporation and Patrick J. McHugh (incorporated by reference to Exhibit 10.7 to Scientific Games Corporation’s Quarterly Report on Form 10-Q for the quarter ended March 31, 2020).*

10.49
Amendment to Employment Agreement, dated as of June 30, 2020 (effective as of July 1, 2020), by and between Scientific Games Corporation and Patrick J. McHugh (incorporated by reference to Exhibit 10.11 to Scientific Games Corporation’s Quarterly Report on Form 10-Q for the quarter ended June 30, 2020).*

10.50
Amendment to Employment Agreement, dated as of September 15, 2021, by and between Scientific Games Corporation and Patrick J. McHugh (incorporated by reference to Exhibit 10.2 to Scientific Games Corporation’s Quarterly Report on Form 10-Q for the quarter ended September 30, 2021).*

10.51
Employment Agreement, dated as of July 6, 2019 (effective as of March 1, 2020), by and between Scientific Games Corporation and Matthew Wilson (incorporated by reference to Exhibit 10.4 to Scientific Games Corporation’s Quarterly Report on Form 10-Q for the quarter ended March 31, 2020).*

10.52
Amendment to Employment Agreement, dated as of March 24, 2020 (effective as of April 5, 2020), by and between Scientific Games Corporation and Matthew Wilson (incorporated by reference to Exhibit 10.5 to Scientific Games Corporation’s Quarterly Report on Form 10-Q for the quarter ended March 31, 2020).*

10.53
Amendment to Employment Agreement, dated as of June 30, 2020 (effective as of July 1, 2020), by and between Scientific Games Corporation and Matthew Wilson (incorporated by reference to Exhibit 10.9 to Scientific Games Corporation’s Quarterly Report on Form 10-Q for the quarter ended June 30, 2020).*

10.54
Amendment to Employment Agreement, dated as of July 24, 2020, by and between Scientific Games Corporation and Matthew Wilson (incorporated by reference to Exhibit 10.6 to Scientific Games Corporation’s Quarterly Report on Form 10-Q for the quarter ended September 30, 2020).*

10.55
Employment Agreement, dated as of April 23, 2020, by and between Scientific Games Corporation and Michael Eklund (incorporated by reference to Exhibit 10.19 to Scientific Games Corporation’s Quarterly Report on Form 10-Q for the quarter ended June 30, 2020).*

10.56
First Amendment to Employment Agreement, dated as of November 30, 2020, by and between Scientific Games Corporation and Michael Eklund (incorporated by reference to Exhibit 10.68 to Scientific Games Corporation’s Annual Report on Form 10-K for the year ended December 31, 2020).*

10.57	Agreement and General Release, dated as of October 22, 2021, by and between Scientific Games Corporation and Michael C. Eklund.*(†)

10.58
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

10.60
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

99.1
Terms and Conditions of Equity Awards to Key Employees under the Scientific Games Corporation 2003 Incentive Compensation Plan (Amended and Restated June 12, 2019), for awards granted in 2021 or later (incorporated by reference to Exhibit 99.1 to Scientific Games Corporation’s Quarterly Report on Form 10-Q for the quarter ended March 31, 2021).*

99.2
Terms and Conditions of Equity Awards to Non-Employee Directors under the Scientific Games Corporation 2003 Incentive Compensation Plan (Amended and Restated June 12, 2019) (incorporated by reference to Exhibit 99.10 to Scientific Games Corporation’s Annual Report on Form 10-K for the year ended December 31, 2014).*

99.3
Terms and Conditions of Equity Awards to Consultants under the Scientific Games Corporation 2003 Incentive Compensation Plan (Amended and Restated June 12, 2019) (incorporated by reference to Exhibit 99.11 to Scientific Games Corporation’s Annual Report on Form 10-K for the year ended December 31, 2014).*

99.4
Terms and Conditions of Equity Awards to Key Employees under the Scientific Games Corporation 2003 Incentive Compensation Plan, for awards granted prior to 2021 (incorporated by reference to Exhibit 99.1 to Scientific Games Corporation’s Quarterly Report on Form 10-Q for the quarter ended March 30, 2018).*

99.5	Gaming Regulations.(†)

101.INS	Inline XBRL Instance Document - the instance document does not appear in the Interactive Data File because its XBRL tags are embedded within the Inline XBRL document

101.SCH	Inline XBRL Taxonomy Extension Schema Document

101.CAL	Inline XBRL Taxonomy Extension Calculation Linkbase Document

101.DEF	Inline XBRL Taxonomy Extension Definition Label Linkbase Document

101.LAB	Inline XBRL Taxonomy Extension Label Linkbase Document

101.PRE	Inline XBRL Taxonomy Extension Presentation Linkbase Document

104	Cover Page Interactive Data File - the cover page interactive data file does not appear in the Interactive Data File because its XBRL tags are embedded within the Inline XBRL document.
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

March 1, 2022	SCIENTIFIC GAMES CORPORATION
	By:	/s/ Constance P. James
Constance P. James, Executive Vice President, Chief Financial Officer, Treasurer, Corporate Secretary, and Principal Accounting Officer
Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the Registrant and in the capacities indicated on March 1, 2022.

Signature	Title

/s/ Barry L. Cottle	President and Chief Executive Officer and Director (principal executive officer)
Barry L. Cottle

/s/ Constance P. James	Executive Vice President, Chief Financial Officer, Treasurer and Corporate Secretary (principal financial officer and principal accounting officer)
Constance P. James

/s/ Jamie R. Odell	Executive Chair of the Board of Directors and Director
Jamie R. Odell

/s/ Antonia Korsanos	Executive Vice Chair of the Board of Directors and Director
Antonia Korsanos

/s/ Hamish McLennan	Director
Hamish McLennan

/s/ Virginia E. Shanks	Director
Virginia E. Shanks

/s/ Michael J. Regan	Director
Michael J. Regan

/s/ Timothy Throsby	Director
Timothy Throsby

/s/ Maria T. Vullo	Director
Maria T. Vullo

/s/ Kneeland C. Youngblood	Director
Kneeland C. Youngblood