Form 10-Q
period 2022-03-31
Light & Wonder, Inc.
filed 2022-05-10
CIK 750004

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549
FORM 10-Q
 ☒ QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the quarterly period ended March 31, 2022
OR
☐ TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the transition period from          to
Commission file number: 001-11693
LIGHT & WONDER, INC.
(Exact name of registrant as specified in its charter)

Nevada	81-0422894
(State or other jurisdiction of	(I.R.S. Employer Identification No.)
incorporation or organization)

6601 Bermuda Road, Las Vegas, Nevada 89119
(Address of principal executive offices)
(Zip Code)
(702) 897-7150
(Registrant’s telephone number, including area code)
Securities registered pursuant to Section 12(b) of the Act:

Title of each class	Trading Symbol(s)	Name of each exchange on which registered
Common Stock, $.001 par value	LNW	The NASDAQ Stock Market
Preferred Stock Purchase Rights		The NASDAQ Stock Market

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

The registrant has the following number of shares outstanding of each of the registrant’s classes of common stock as of May 5, 2022:
Common Stock: 95,665,390

LIGHT & WONDER, INC. AND SUBSIDIARIES
INDEX TO FINANCIAL AND OTHER INFORMATION
THREE MONTHS ENDED MARCH 31, 2022

Glossary of Terms
The following terms or acronyms used in this Quarterly Report on Form 10-Q are defined below:
Term or Acronym	Definition
2021 10-K	2021 Annual Report on Form 10-K filed with the SEC on March 1, 2022
2025 Secured Notes	5.000% senior secured notes due 2025 issued by SGI
2026 Secured Euro Notes	3.375% senior secured notes due 2026 issued by SGI
2026 Unsecured Euro Notes	5.500% senior unsecured notes due 2026 issued by SGI
2025 Unsecured Notes	8.625% senior unsecured notes due 2025 issued by SGI
2026 Unsecured Notes	8.250% senior unsecured notes due 2026 issued by SGI
2028 Unsecured Notes	7.000% senior unsecured notes due 2028 issued by SGI
2029 Unsecured Notes	7.250% senior unsecured notes due 2029 issued by SGI
AEBITDA	Adjusted EBITDA, our performance measure of profit or loss for our business segments
April 2022 Refinancing
On April 14, 2022, we completed a series of refinancing transactions, which included (1) entering into a new credit agreement consisting of a (a) $2,200 million new term loan facility maturing in April 2029 and (b) $750 million new revolving credit facility maturing in April 2027, along with (2) using the net proceeds from the divestiture of the Lottery Business and net proceeds from borrowings under the new term loan facility to pay off our existing term loan facility and to redeem all of our outstanding 5.000% Senior Secured Notes due 2025, 3.375% Senior Secured Euro Notes due 2026, 5.500% Senior Unsecured Euro Notes due 2026 and 8.250% Senior Unsecured Notes due 2026 and, in each case, to pay accrued and unpaid interest thereon plus any related premiums, fees and expenses (see Note 11 for additional details)

ASC	Accounting Standards Codification
ASU	Accounting Standards Update
CMS	casino-management system
COVID-19	Coronavirus disease first identified in 2019 (declared a pandemic by the World Health Organization on March 11, 2020), the resulting pandemic and the associated impacts on the macroeconomic environment in general and our business environment specifically
D&A	depreciation, amortization and impairments (excluding goodwill)
Exchange Act	Securities Exchange Act of 1934, as amended
FASB	Financial Accounting Standards Board
KPIs	Key Performance Indicators
LBO	licensed betting office
LIBOR	London Interbank Offered Rate
Note	a note in the Notes to Condensed Consolidated Financial Statements in this Quarterly Report on Form 10-Q, unless otherwise indicated
Participation	refers to gaming machines provided to customers through service or leasing arrangements in which we earn revenues and are paid based on: (1) a percentage of the amount wagered less payouts; (2) fixed daily-fees; (3) a percentage of the amount wagered; or (4) a combination of (2) and (3)
Pending Divestitures	the intended sale of certain international Lottery business subsidiaries (Scientific Games International GmbH, and its two subsidiaries (the “Austria Business”)) that are awaiting regulatory approval in Austria, which approval is expected to be received and the transaction to be completed by the end of the second quarter of 2022 and the sale of our Sports Betting business, which is expected to be completed in the third quarter of 2022, both subject to applicable regulatory approvals and in the case of the sale of our Sports Betting business, other customary closing conditions. See Notes 1 and 2 in this form 10-Q and Notes 1 and 2 in our 2021 10-K
R&D	research and development
RMG	real-money gaming
RSU	restricted stock unit
SEC	Securities and Exchange Commission
Secured Notes	refers to the 2025 Secured Notes and 2026 Secured Euro Notes, collectively
Senior Notes	the Secured Notes and the Unsecured Notes
SciPlay	SciPlay Corporation, formerly referred to as our Social business segment
SciPlay Revolver	$150 million revolving credit facility agreement entered into by SciPlay Holding Company, LLC, a subsidiary of SciPlay Corporation, that matures in May 2024

SG&A	selling, general and administrative
L&W	Light & Wonder, Inc.
SGI	Scientific Games International, Inc., a wholly-owned subsidiary of L&W
SGI Revolver
Revolving credit facility with aggregate commitments of $650 million extended pursuant to that certain credit agreement, dated as of October 18, 2013 (and amended, supplemented and modified from time to time), by and among SGI, as the borrower, L&W, as a guarantor, Bank of America, N.A., as administrative agent, and the lenders and other agents party thereto

SGI Term Loan B-5
Term loan facility, issued pursuant to that certain credit agreement, dated as of October 18, 2013 (and amended, supplemented and modified from time to time), by and among SGI, as the borrower, L&W, as a guarantor, Bank of America, N.A., as administrative agent, and the lenders and other agents party thereto

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
Intellectual Property Rights
All ® notices signify marks registered in the United States. © 2022 Light & Wonder, Inc. All Rights Reserved.
The MONOPOLY name and logo, the distinctive design of the game board, the four corner squares, the MR. MONOPOLY name and character, as well as each of the distinctive elements of the board, cards, and the playing pieces are trademarks of Hasbro for its property trading game and game equipment and are used with permission. © 2022 Hasbro. All Rights Reserved. Licensed by Hasbro.
and James Bond indicia © 1962-2022 Danjaq, LLC and MGM. and all other James Bond related trademarks are trademarks of Danjaq, LLC. All Rights Reserved.
THE FLINTSTONES™ and all related characters and elements © & ™ Hanna-Barbera.
©2022 Playboy Enterprises International, Inc. PLAYBOY, PLAYMATE, PLAYBOY BUNNY, and the Rabbit Head Design are trademarks of Playboy Enterprises International, Inc. and used under license by Light & Wonder, Inc.

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
•risks relating to the Pending Divestitures, including lack of assurance regarding the timing of completion of the pending and proposed transactions and related risks associated with the ongoing operations and activities of the Sports Betting Business, that certain deferred tax assets may not be realized relative to the anticipated tax gain from these divestitures, that the transactions will yield additional value or will not adversely impact our business, financial results, results of operations, cash flows or stock price;
•our inability to successfully execute our new strategy and impending rebranding initiative;
•our inability to further de-lever and position the Company for enhanced growth with certain net proceeds from the completed Lottery business sale and the Pending Divestitures;
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
Additional information regarding risks and uncertainties and other factors that could cause actual results to differ materially from those contemplated in forward-looking statements is included from time to time in our filings with the SEC, including under “Risk Factors” in Part II, Item 1A of this Quarterly Report on Form 10-Q and Part I, Item 1A in our 2021 10-K. Forward-looking statements speak only as of the date they are made and, except for our ongoing obligations under the U.S. federal securities laws, we undertake no and expressly disclaim any obligation to publicly update any forward-looking statements whether as a result of new information, future events or otherwise.
You should also note that this Quarterly Report on Form 10-Q may contain references to industry market data and certain industry forecasts. Industry market data and industry forecasts are obtained from publicly available information and industry publications. Industry publications generally state that the information contained therein has been obtained from sources believed to be reliable, but that the accuracy and completeness of that information is not guaranteed. Although we believe industry information to be accurate, it is not independently verified by us and we do not make any representation as to the accuracy of that information. In general, we believe there is less publicly available information concerning the international gaming, social and digital gaming industries than the same industries in the U.S.
Due to rounding, certain numbers presented herein may not precisely agree or total to the previously reported amounts.

PART I. FINANCIAL INFORMATION
Item 1. Condensed Consolidated Financial Statements
LIGHT & WONDER, INC. AND SUBSIDIARIES
CONSOLIDATED STATEMENTS OF OPERATIONS
(Unaudited, in millions, except per share amounts)

	Three Months Ended March 31,
	2022	2021
Revenue:
Services	$431	$364
Product sales	141	89
Total revenue	572	453
Operating expenses:
Cost of services(1)	90	87
Cost of product sales(1)	70	40
Selling, general and administrative	175	159
Research and development	53	45
Depreciation, amortization and impairments	108	97
Restructuring and other	36	21
Operating income	40	4
Other (expense) income:
Interest expense	(116)	(121)
Gain on remeasurement of debt	7	25
Other income, net	5	7
Total other expense, net	(104)	(89)
Net loss from continuing operations before income taxes	(64)	(85)
Income tax expense	(3)	(3)
Net loss from continuing operations	(67)	(88)
Net income from discontinued operations, net of tax	95	79
Net income (loss)	28	(9)
Less: Net income attributable to noncontrolling interest	2	6
Net income (loss) attributable to L&W	$26	$(15)

Per Share - Basic:
Net loss from continuing operations	$(0.72)	$(0.98)
Net income from discontinued operations	0.98	0.82
Net income (loss) attributable to L&W	$0.26	$(0.16)

Per Share - Diluted:
Net loss from continuing operations	$(0.72)	$(0.98)
Net income from discontinued operations	0.98	0.82
Net income (loss) attributable to L&W	$0.26	$(0.16)

Weighted average number of shares used in per share calculations:
Basic shares	97	95
Diluted shares	97	95

(1) Excludes D&A.

See accompanying notes to condensed consolidated financial statements.

LIGHT & WONDER, INC. AND SUBSIDIARIES
CONSOLIDATED STATEMENTS OF COMPREHENSIVE LOSS
(Unaudited, in millions)

	Three Months Ended March 31,
	2022	2021
Net income (loss)	$28	$(9)
Other comprehensive income (loss)
Foreign currency translation loss, net of tax	(32)	—
Derivative financial instruments unrealized gain, net of tax	3	5
Other comprehensive (loss) income from continuing operations	(29)	5
Other comprehensive (loss) income from discontinued operations	(8)	3
Total comprehensive loss	(9)	(1)
Less: comprehensive income attributable to noncontrolling interest	2	6
Comprehensive loss attributable to L&W	$(11)	$(7)

See accompanying notes to condensed consolidated financial statements.

LIGHT & WONDER, INC. AND SUBSIDIARIES
CONSOLIDATED BALANCE SHEETS
(Unaudited, in millions, except par value)

	As of
	March 31, 2022	December 31, 2021
ASSETS
Current assets:
Cash and cash equivalents	$496	$585
Restricted cash	48	41
Receivables, net of allowance for credit losses $48 and $52, respectively	431	423
Inventories	113	98
Prepaid expenses, deposits and other current assets	110	88
Assets of businesses held for sale	558	497
Total current assets	1,756	1,732
Non-current assets:
Restricted cash	9	9
Receivables, net of allowance for credit losses $2 and $2, respectively	17	17
Property and equipment, net	197	213
Operating lease right-of-use assets	50	51
Goodwill	2,978	2,892
Intangible assets, net	893	946
Software, net	105	117
Deferred income taxes	344	349
Other assets	86	80
Assets of businesses held for sale	1,517	1,477
Total assets	$7,952	$7,883

LIABILITIES AND STOCKHOLDERS’ DEFICIT
Current liabilities:
Current portion of long-term debt	$44	$44
Accounts payable	198	204
Accrued liabilities	385	444
Liabilities of businesses held for sale	300	282
Total current liabilities	927	974
Deferred income taxes	42	35
Operating lease liabilities	40	40
Other long-term liabilities	155	170
Long-term debt, excluding current portion	8,789	8,646
Liabilities of businesses held for sale	136	124
Total liabilities	10,089	9,989
Commitments and contingencies (Note 16)
Stockholders’ deficit:
Common stock, par value $0.001 per share: 199 shares authorized; 115 and 114 shares issued and 97 shares outstanding, respectively	1	1
Additional paid-in capital	1,366	1,337
Accumulated loss	(3,132)	(3,158)
Treasury stock, at cost, 18 and 17 shares, respectively	(226)	(175)
Accumulated other comprehensive loss	(298)	(261)
Total L&W stockholders’ deficit	(2,289)	(2,256)
Noncontrolling interest	152	150
Total stockholders’ deficit	(2,137)	(2,106)
Total liabilities and stockholders’ deficit	$7,952	$7,883

See accompanying notes to condensed consolidated financial statements.

LIGHT & WONDER, INC. AND SUBSIDIARIES
CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS
(Unaudited, in millions)

	Three Months Ended March 31,
	2022	2021
Cash flows from operating activities:
Net income (loss)	$28	$(9)
Less: Income from discontinued operations, net of tax	(95)	(79)
Adjustments to reconcile net loss from continuing operations to net cash (used in) provided by operating activities from continuing operations	121	96
Changes in working capital accounts, excluding the effects of acquisitions	(72)	17
Changes in deferred income taxes and other	4	—
Net cash (used in) provided by operating activities from continuing operations	(14)	25
Net cash provided by operating activities from discontinued operations	108	98
Net cash provided by operating activities	94	123
Cash flows from investing activities:
Capital expenditures	(43)	(35)
Acquisitions of businesses, net of cash acquired	(108)	—
Other	—	1
Net cash used in investing activities from continuing operations	(151)	(34)
Net cash used in investing activities from discontinued operations	(25)	(27)
Net cash used in investing activities	(176)	(61)
Cash flows from financing activities:
Borrowings under SGI revolving credit facility	230	—
Repayments under SGI revolving credit facility	(70)	(100)
Payments on long-term debt	(10)	(10)
Payments of debt issuance and deferred financing and offering costs	(1)	—
Payments on license obligations	(19)	(12)
Purchase of treasury stock	(51)	—
Net redemptions of common stock under stock-based compensation plans and other	(25)	(13)
Net cash provided by (used in) financing activities from continuing operations	54	(135)
Net cash used in financing activities from discontinued operations	(2)	(4)
Net cash provided by (used in) financing activities	52	(139)
Effect of exchange rate changes on cash, cash equivalents and restricted cash	(1)	(1)
Decrease in cash, cash equivalents and restricted cash	(31)	(78)
Cash, cash equivalents and restricted cash, beginning of period	701	1,143
Cash, cash equivalents and restricted cash, end of period	670	1,065
Less: Cash, cash equivalents and restricted cash of discontinued operations	117	117
Cash, cash equivalents and restricted cash of continuing operations, end of period	$553	$948

Supplemental cash flow information:
Cash paid for interest	$117	$123
Income taxes paid	9	7
Distributed earnings from equity investments	1	4
Supplemental non-cash transactions:
Non-cash interest expense	$6	$6

See accompanying notes to condensed consolidated financial statements.

LIGHT & WONDER, INC. AND SUBSIDIARIES
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(Unaudited, amounts in USD, table amounts in millions, except per share amounts)

(1) Description of the Business and Summary of Significant Accounting Policies
Description of the Business
We are a leading cross-platform global game company with a focus on content and digital markets. Our portfolio of revenue-generating activities in our continuing operations primarily includes supplying game content and gaming machines, CMSs and table game products and services to licensed gaming entities; providing social casino and other mobile games to retail customers, including casual gaming; and providing a comprehensive suite of digital RMG, distribution platforms, content, products and services to various gaming entities. Our portfolio of revenue-generating activities in the discontinued operations primarily includes providing instant and draw‑based lottery products, lottery systems and lottery content and services to lottery operators along with providing sports wagering solutions to various gaming entities.
We report our results of continuing operations in three business segments—Gaming, SciPlay and iGaming—representing our different products and services. Unless otherwise noted, amounts and disclosures included herein relate to our continuing operations.
Effective April 28, 2022, we changed our name to Light & Wonder, Inc. This change is in part due to the sale of the Lottery Business that will continue to use the Scientific Games name and also to align with our vision of becoming the leading cross-platform global game company.
On September 27, 2021, we entered into a definitive agreement to sell our Sports Betting business to Endeavor Group Holdings, Inc. (“Endeavor”) in a cash and stock transaction. The sale of the Sports Betting Business is expected to be completed in the third quarter of 2022, subject to applicable regulatory approvals and other customary conditions.
On April 4, 2022, we completed the previously announced divestiture of the Lottery Business and received $5.6 billion in gross cash proceeds. This excludes the Austria Business, for which we are awaiting regulatory approval in Austria, which approval is expected to be received and the transaction to be completed by the end of the second quarter of 2022, which will provide an additional $104 million of expected gross cash proceeds.
We have reflected the financial results of these businesses as discontinued operations in our consolidated statements of operations and reflected the assets and liabilities of these businesses as held for sale in our consolidated balance sheets, for all periods presented. Refer to Note 2 for further information.
Basis of Presentation and Principles of Consolidation
The accompanying condensed consolidated financial statements have been prepared in accordance with U.S. GAAP. The accompanying condensed consolidated financial statements include the accounts of L&W, its wholly owned subsidiaries, and those subsidiaries in which we have a controlling financial interest. Investments in other entities in which we do not have a controlling financial interest but we exert significant influence are accounted for in our consolidated financial statements using the equity method of accounting. All intercompany balances and transactions have been eliminated in consolidation.
In the opinion of L&W and its management, we have made all adjustments necessary to present fairly our consolidated financial position, results of operations, comprehensive loss and cash flows for the periods presented. Such adjustments are of a normal, recurring nature. These unaudited condensed consolidated financial statements should be read in conjunction with the consolidated financial statements and related notes included in our 2021 10-K. Interim results of operations are not necessarily indicative of results of operations to be expected for a full year.
Significant Accounting Policies
There have been no changes to our significant accounting policies described within the Notes of our 2021 10-K.
Computation of Basic and Diluted Net Income (Loss) Per Share Attributable to L&W
Basic and diluted net income (loss) attributable to L&W per share is based upon net income (loss) attributable to L&W divided by the weighted average number of common shares outstanding during the period. Diluted earnings per share reflects the effect of the assumed exercise of stock options and RSUs only in the periods in which such effect would have been dilutive.
Basic and diluted net loss attributable to L&W per share were the same for all periods presented as all common stock equivalents would be anti-dilutive. We excluded 2 million of stock options from the diluted weighted-average common shares outstanding for the three months ended March 31, 2022 and 2021, respectively. We excluded 3 million of RSUs from the calculation of diluted weighted-average common shares outstanding for the three months ended March 31, 2022 and 2021, respectively.
SciPlay Acquisition of Alictus Yazilim Anonim Şirketi (“Alictus”)
On March 1, 2022, SciPlay acquired 80% of all issued and outstanding share capital of privately held Alictus, a Turkey-based hyper-casual game studio for approximately $106 million cash consideration, net of cash acquired. The remaining 20% will be acquired ratably for potential additional consideration payable annually based upon the achievement of specified revenue and earnings targets by Alictus during each of the five years following the acquisition date. Any future payments associated with the acquisition of the remaining 20% will represent a redeemable non-controlling interest, with a minimum payout of $0 million and a maximum payout of $200 million. The Alictus acquisition expands SciPlay’s business in the casual gaming market, growing its game pipeline and diversifying its revenue streams as it advances its strategy to be a diversified global game developer.
We accounted for this acquisition using the acquisition method of accounting whereby the total purchase price was allocated to tangible and intangible assets acquired and liabilities assumed based on respective estimated fair values. The estimated fair values of the acquired assets, assumed liabilities and resulting goodwill are subject to adjustment as we finalize our purchase price accounting. The following table summarizes an aggregate disclosure related to the acquisition of Alictus and is based on the preliminary purchase price allocation expected to be finalized by the fourth quarter of 2022:

Total Consideration	Cash paid, net of cash acquired(1)	Redeemable non-controlling interest(2)	Allocation of purchase price to Intangible assets, net(3)	Weighted average useful life of acquired intangible assets		Excess purchase price allocated to Goodwill(4)
$134	$106	$21	$34	6	Years	$93

(1) Exclusive of $6 million acquired in short term investments.
(2) The fair value of the redeemable non-controlling interest was determined using a Monte Carlo simulation model with a discount rate ranging between 2% and 3% and primarily based on reaching certain revenue and earnings-based metrics, with a maximum payout of up to $200 million.

(3) Intangible assets primarily consist of intellectual property consisting of games technology and content and trade name. The fair value of these intangible assets was determined using an income approach method and level 3 inputs in the hierarchy as established by ASC 820. The discount rate used in the valuation analysis was 18%, and the royalty rate used was 1% for the valuation of the “Alictus” trade name and 21% for the valuation of the acquired game content and related technology.

(4) The factors contributing to the recognition of acquisition goodwill are based on game portfolio diversification, expected synergies, assembled workforce and other strategic benefits. None of the resultant goodwill is expected to be deductible for income tax purposes.
The revenue and earning associated with the above acquisition are immaterial to our current and historical consolidated financial statements.
In April 2022, we acquired Playzido, which will expand our iGaming content offering.
New Accounting Guidance - Not Yet Adopted
The FASB issued ASU No. 2020-04 and subsequently ASU No. 2021-01, Reference Rate Reform (Topic 848) in March 2020 and January 2021, respectively. The new guidance provides optional expedients and exceptions for applying U.S. GAAP to contract modifications and hedging relationships, including derivative instruments impacted by changes in the interest rates used for discounting cash flows for computing variable margin settlements, subject to meeting certain criteria, that reference LIBOR or other reference rates expected to be discontinued by June 2023. The ASUs establish certain contract modification principles that entities can apply in other areas that may be affected by reference rate reform and certain elective hedge accounting expedients and exceptions. The ASUs may be applied prospectively. Based on our preliminary assessment completed to date, we do not expect the adoption of this guidance to have a significant impact on our consolidated financial statements.
We do not expect that any other recently issued accounting guidance will have a significant effect on our consolidated financial statements.
(2) Discontinued Operations
On April 4, 2022, we completed the divestiture of the Lottery Business (excluding the Austria Business as described in Note 1), for which we received $5.6 billion in gross cash proceeds.

As described in Note 1, we have reflected the Lottery and Sports Betting Businesses as discontinued operations in our consolidated statements of operations and reflected the assets and liabilities of these businesses as held for sale in our consolidated balance sheets, for all periods presented.
The summarized results of our discontinued operations were as follows:

	Three Months Ended March 31,
	2022	2021
Total revenue	$288	$276
Total cost of revenue(1)	150	139
Other operating expenses(2)	41	60
Operating income	97	77
Total other income, net	8	2
Net income from discontinued operations before income taxes	105	79
Income tax expense	(10)	—
Net income from discontinued operations, net of tax included in the consolidated statement of operations	$95	$79

(1) Excludes D&A.
(2) Includes D&A of $— million and $26 million for the three months ended March 31, 2022 and 2021, respectively, along with stock-based compensation of $7 million and $4 million for the three months ended March 31, 2022 and 2021, respectively. Due to the discontinued operations classification of these businesses as of the third quarter of 2021, the D&A for these businesses has ceased.

The following table summarizes the major classes of assets and liabilities of businesses held for sale.

	As of
	March 31, 2022	December 31, 2021
ASSETS
Cash and cash equivalents	$86	$44
Restricted cash	31	22
Receivables, net	194	214
Inventories	113	94
Prepaid expenses deposits and other current assets	134	123
Total current assets of businesses held for sale	558	497
Property and equipment, net	229	217
Intangible assets and software, net	334	304
Goodwill	623	623
Equity investments	249	251
Other assets	82	82
Total non-current assets of businesses held for sale	1,517	1,477
Total assets of businesses held for sale	$2,075	$1,974

LIABILITIES
Accounts payable	$103	$95
Accrued liabilities and other	197	187
Total current liabilities of businesses held for sale	300	282
Operating lease liabilities	37	34
Other	99	90
Total non-current liabilities of businesses held for sale	136	124
Total liabilities of businesses held for sale	$436	$406
(3) Revenue Recognition

The following table disaggregates revenues by type within each of our business segments:

	Three Months Ended March 31,
	2022	2021
Gaming
Gaming operations(1)	$155	$113
Gaming machine sales	103	55
Gaming systems	51	42
Table products	46	34
Total	$355	$244

SciPlay
Mobile in-app purchases	$140	$133
Web in-app purchases and other(2)	18	18
Total	$158	$151

iGaming	$59	$58

(1) Gaming operations revenue for the three months ended March 31, 2021 benefited from $6 million U.K. fixed odds betting terminals (“FOBT”) recovery received from certain U.K. customers for value-added tax charged on FOBTs (“FOBT recovery”) related to a 2020 U.K. court ruling associated with overcharging of value-added tax for gaming operators that consequently reduced our net gaming revenues in those affected prior periods related to these customers and arrangements.

(2) Other primarily represents revenue generated from providing advertising platforms with access to our game software platform, which facilitates the placement of advertising inventory, which was not material in the periods presented.

The amount of rental income revenue that is outside the scope of ASC 606 was $113 million and $63 million for the three months ended March 31, 2022, and 2021, respectively.
Contract Liabilities and Other Disclosures
The following table summarizes the activity in our contract liabilities for the reporting period:

Three Months Ended March 31, 2022
Contract liability balance, beginning of period(1)	$37
Liabilities recognized during the period	5
Amounts recognized in revenue from beginning balance	(5)
Contract liability balance, end of period(1)	$37

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

	Receivables	Contract Assets(1)
Beginning of period balance	$440	$19
End of period balance, March 31, 2022	448	25

(1) Contract assets are included primarily within Prepaid expenses, deposits and other current assets in our consolidated balance sheets.
As of March 31, 2022, we did not have material unsatisfied performance obligations for contracts expected to be long-term or contracts for which we recognize revenue at an amount other than for which we have the right to invoice for goods or services delivered or performed.
(4) Business Segments

We report our operations in three business segments—Gaming, SciPlay and iGaming—representing our different products and services. A detailed discussion regarding the products and services from which each reportable business segment derives its revenue is included in Notes 3 and 4 in our 2021 10-K.
In evaluating financial performance, our Chief Operating Decision Maker focuses on AEBITDA as management’s primary segment measure of profit or loss, which is described in footnote (2) to the below table. The accounting policies of our business segments are the same as those described within the Notes in our 2021 10-K. The following tables present our segment information:

	Three Months Ended March 31, 2022
	Gaming	SciPlay	iGaming	Unallocated and Reconciling Items(1)	Total
Total revenue	$355	$158	59	$—	$572
AEBITDA(2)	171	44	21	(34)	$202
Reconciling items to Net loss from continuing operations before income taxes:
D&A	(83)	(5)	(14)	(6)	(108)
Restructuring and other	(3)	(2)	(1)	(30)	(36)
Interest expense				(116)	(116)
Gain on remeasurement of debt				7	7
Other income, net				2	2
Stock-based compensation				(15)	(15)
Net loss from continuing operations before income taxes					$(64)
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

	Three Months Ended March 31, 2021
	Gaming	SciPlay	iGaming	Unallocated and Reconciling Items(1)	Total
Total revenue	$244	$151	$58	$—	$453
AEBITDA(2)	107	46	21	(32)	$142
Reconciling items to Net loss from continuing operations before income taxes:
D&A	(75)	(3)	(12)	(7)	(97)
Restructuring and other	(3)	—	(1)	(17)	(21)
Interest expense				(121)	(121)
Gain on remeasurement of debt				25	25
Other income, net				6	6
Stock-based compensation				(19)	(19)
Net loss from continuing operations before income taxes					$(85)
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

	Three Months Ended March 31,
	2022	2021
Employee severance and related	$1	$1
Strategic review and related(1)	30	17
Restructuring, integration and other	5	3
Total	$36	$21

(1) Includes costs associated with the Lottery and Sports Betting divestitures as described in Notes 1 and 2.
(6) Receivables, Allowance for Credit Losses and Credit Quality of Receivables
Receivables
The following table summarizes the components of current and long-term receivables, net:

	As of
	March 31, 2022	December 31, 2021
Current:
Receivables	$479	$475
Allowance for credit losses	(48)	(52)
Current receivables, net	431	423
Long-term:
Receivables	19	19
Allowance for credit losses	(2)	(2)
Long-term receivables, net	17	17
Total receivables, net	$448	$440
Allowance for Credit Losses
We manage our receivable portfolios using both geography and delinquency as key credit quality indicators. The following summarizes geographical delinquencies of total receivables, net:

	As of
	March 31, 2022	Balances over 90 days past due	December 31, 2021	Balances over 90 days past due
Receivables:
U.S. and Canada	$257	$17	$321	$37
International	241	21	173	44
Total receivables	498	38	494	81

Receivables allowance:
U.S. and Canada	(21)	(4)	(18)	(6)
International	(29)	(19)	(36)	(19)
Total receivables allowance	(50)	(23)	(54)	(25)
Receivables, net	$448	$15	$440	$56

Account balances are charged against the allowances after all internal and external collection efforts have been exhausted and the potential for recovery is considered remote.
The activity in our allowance for receivable credit losses for each of the three months ended March 31, 2022 and 2021 is as follows:

	2022			2021
	Total	U.S. and Canada	International	Total
Beginning allowance for credit losses	$(54)	$(18)	$(36)	$(81)
Provision	(3)	(3)	—	1
Charge-offs and recoveries	7	—	7	2
Allowance for credit losses as of March 31	$(50)	$(21)	$(29)	$(78)

At March 31, 2022, 3% of our total receivables, net, were past due by over 90 days compared to 13% at December 31, 2021.

Credit Quality of Receivables
We have certain concentrations of outstanding receivables in international locations that impact our assessment of the credit quality of our receivables. We monitor the macroeconomic and political environment in each of these locations in our assessment of the credit quality of our receivables. The international customers with significant concentrations (generally deemed to be exceeding 10%) of our receivables with terms longer than one year are primarily in the Latin America region (“LATAM”) and are primarily comprised of Mexico, Peru and Argentina. The following table summarizes our LATAM receivables:

	As of March 31, 2022
	Total	Current or Not Yet Due	Balances Over 90 days Past Due
Receivables	$91	$40	$51
Allowance for credit losses	(28)	(14)	(14)
Receivables, net	$63	$26	$37
We continuously review receivables and as information concerning credit quality arise, reassess our expectations of future losses and record an incremental reserve if warranted at that time. Our current allowance for credit losses represents our current expectation of credit losses; however future expectations could change as international unrest or other macro-economic factors impact the financial stability of our customers.
The fair value of receivables is estimated by discounting expected future cash flows using current interest rates at which similar loans would be made to borrowers with similar credit ratings and remaining maturities. As of March 31, 2022 and December 31, 2021, the fair value of receivables, net, approximated the carrying value due to contractual terms of receivables generally being less than 24 months.
(7) Inventories
Inventories consisted of the following:

	As of
	March 31, 2022	December 31, 2021
Parts and work-in-process	$88	$70
Finished goods	25	28
Total inventories	$113	$98
    Parts and work-in-process include parts for gaming machines and our finished goods inventory primarily consists of gaming machines for sale.
(8) Property and Equipment, net
Property and equipment, net consisted of the following:

	As of
	March 31, 2022	December 31, 2021
Land	$6	$6
Buildings and leasehold improvements	56	55
Gaming machinery and equipment	696	712
Furniture and fixtures	21	22
Construction in progress	11	9
Other property and equipment	86	84
Less: accumulated depreciation	(679)	(675)
Total property and equipment, net	$197	$213
Depreciation expense is excluded from Cost of services, Cost of product sales and Other operating expenses and is separately presented within D&A.

	Three Months Ended March 31,
	2022	2021
Depreciation expense	$28	$31
(9) Intangible Assets, net and Goodwill
Intangible Assets, net
The following tables present certain information regarding our intangible assets as of March 31, 2022 and December 31, 2021:

	As of
	March 31, 2022			December 31, 2021
	Gross Carrying Value	Accumulated Amortization	Net Balance	Gross Carrying Value	Accumulated Amortization	Net Balance
Amortizable intangible assets:
Customer relationships	$912	$(468)	$444	$911	$(445)	$466
Intellectual property	940	(686)	254	914	(670)	244
Licenses	436	(368)	68	472	(380)	92
Brand names	132	(101)	31	132	(97)	35
Trade names	162	(71)	91	158	(54)	104
Patents and other	12	(7)	5	12	(7)	5
Total intangible assets	$2,594	$(1,701)	$893	$2,599	$(1,653)	$946
The following reflects intangible amortization expense included within D&A:

	Three Months Ended March 31,
	2022	2021
Amortization expense	$60	$45
The table below reconciles the change in the carrying value of goodwill by business segment for the period from December 31, 2021 to March 31, 2022.

	Gaming(1)	SciPlay	iGaming	Totals
Balance as of December 31, 2021	$2,405	$126	$361	$2,892
Acquired goodwill	—	93	—	93
Foreign currency adjustments	(2)	(2)	(3)	(7)
Balance as of March 31, 2022	$2,403	$217	$358	$2,978

(1) Accumulated goodwill impairment charges for the Gaming segment as of March 31, 2022 were $989 million.
(10) Software, net
Software, net consisted of the following:

	As of
	March 31, 2022	December 31, 2021
Software	$995	$996
Accumulated amortization	(890)	(879)
Software, net	$105	$117
The following reflects amortization of software included within D&A:

	Three Months Ended March 31,
	2022	2021
Amortization expense	$20	$21
(11) Long-Term and Other Debt
April 2022 Refinancing
On April 14, 2022, we completed a series of refinancing transactions, which, combined with other principal payments on the SGI Term Loan B-5 and SGI revolver in April 2022, reduced the outstanding face value of our debt by $4,957 million, from $8,910 million as of March 31, 2022 to $3,953 million immediately after the completion of these transactions.
As a part of these transactions, we entered into the new credit agreements, which contains the following debt facilities:
•$2,200 million new term loan facility maturing in April 2029. The new term loan facility will bear interest at either (i) Adjusted Term SOFR Rate (as defined in the credit agreement) plus 3.00% per annum or (ii) a base rate plus 2.00% per annum. The new term loan facility amortizes in quarterly installments in aggregate amounts of equal to 1.00% of the original principal amount per year; and
•$750 million revolving credit facility maturing in April 2027. The new revolving credit facility will bear interest at either (i) Adjusted Term SOFR Rate (or an alternative benchmark rate for non-US dollar borrowings) plus 2.00% per annum or (ii) a base rate plus 1.00% per annum, with one 0.25% per annum step-up and one 0.25% per annum step-down based on SGI’s first lien net leverage ratio at the end of future fiscal quarters.
With the issuance of the new term loan facility and using the proceeds from the divestitures of the Lottery Business (see Note 1), we retired and redeemed the following outstanding debt and paid accrued and unpaid interest thereon plus related premiums, fees and expenses:

Debt instrument	Interest rate	Maturity	Face value as of March 31, 2022	Paid interest	Premium, other fees and expenses
SGI Term Loan B-5	variable	2024	$4,008	$5	$33
Senior Secured Notes	5.000%	2025	1,250	31	31
Senior Secured Euro Notes	3.375%	2026	361	2	6
Senior Unsecured Euro Notes	5.500%	2026	278	3	8
Senior Unsecured Notes	8.250%	2026	1,100	7	45
Total			$6,997	$48	$123

The new credit facilities are subject to customary affirmative covenants and negative covenants as well as a financial covenant. The financial covenant is solely for the benefit of the new revolving facility, is tested at the end of each fiscal quarter if the outstanding borrowings (excluding up to $5 million of undrawn letters of credit and any cash collateralized letters of credit) under the new revolving facility exceed 30% of the commitments under the new revolving facility, and requires that the Company not be in excess of a maximum consolidated net first lien leverage ratio of 4.50:1.00.
Outstanding Debt and Finance Leases
The following table reflects our outstanding debt (in order of priority and maturity):

	As of
	March 31, 2022					December 31, 2021
	Final Maturity	Rate(s)	Face value	Unamortized debt discount/premium and deferred financing costs, net	Book value	Book value
Senior Secured Credit Facilities:
SGI Revolver	2024	variable	$160	$—	$160	$—
SGI Term Loan B-5	2024	variable	4,008	(32)	3,976	3,982
SciPlay Revolver	2024	variable	—	—	—	—
SGI Senior Notes:
2025 Secured Notes(1)	2025	5.000%	1,250	(10)	1,240	1,240
2026 Secured Euro Notes(2)	2026	3.375%	361	(3)	358	364
2025 Unsecured Notes	2025	8.625%	550	(6)	544	544
2026 Unsecured Euro Notes(2)	2026	5.500%	278	(2)	276	280
2026 Unsecured Notes	2026	8.250%	1,100	(10)	1,090	1,090
2028 Unsecured Notes	2028	7.000%	700	(8)	692	692
2029 Unsecured Notes	2029	7.250%	500	(6)	494	494
Other(3)	2023	4.089%	3	—	3	4
Total long-term debt outstanding			$8,910	$(77)	$8,833	$8,690
Less: current portion of long-term debt					(44)	(44)
Long-term debt, excluding current portion					$8,789	$8,646
Fair value of debt(4)			$9,058

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

(2) We designated a portion of our 2026 Secured Euro Notes as a net investment non-derivative hedge of our investments in certain of our international subsidiaries that use the Euro as their functional currency in order to reduce the volatility in our operating results caused by the change in foreign currency exchange rates of the Euro relative to the U.S. Dollar (see Note 12 for additional information). The total change in the face value of the 2026 Secured Euro Notes and 2026 Unsecured Euro Notes due to changes in foreign currency exchange rates since the issuance was a reduction of $73 million, of which a gain of $7 million was recognized on remeasurement of debt in the Consolidated Statements of Operations for the three months ended March 31, 2022.

(3) Primarily comprised of certain revenue transactions presented as debt in accordance with ASC 470.
(4) Fair value of our fixed rate and variable interest rate debt is classified within Level 2 in the fair value hierarchy and has been calculated based on the quoted market prices of our securities.
We were in compliance with the financial covenants under all debt agreements as of March 31, 2022 (for information regarding our financial covenants of all debt agreements, see Note 15 in our 2021 10-K).
For additional information regarding the terms of our credit facilities, Secured Notes and Unsecured Notes, see Note 15 in our 2021 10-K.
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
Derivative Financial Instruments
As of March 31, 2022, we held the following derivative instruments that were accounted for pursuant to ASC 815:
Interest Rate Swap Contracts
We used interest rate swap contracts as described below to mitigate gains or losses associated with the change in expected cash flows due to fluctuations in interest rates on our variable rate debt.
In February 2018, we entered into interest rate swap contracts to hedge a portion of our interest expense associated with our variable rate debt to effectively fix the interest rate that we pay. These interest rate swap contracts were designated as cash flow hedges under ASC 815. We paid interest at a weighted-average fixed rate of 2.4418% and received interest at a variable rate equal to one-month LIBOR. The total notional amount of interest rate swaps was $800 million. These hedges matured in February 2022.
In April 2022, we entered into the new interest rate swap contracts with $700 million notional amount to hedge a portion of our interest expense associated with our variable rate debt to effectively fix the interest rate that we will pay.
All gains and losses from these hedges were recorded in Other comprehensive income (loss) until the future underlying payment transactions occur. Any realized gains or losses resulting from the hedges were recognized (together with the hedged transaction) as Interest expense. We estimated the fair value of our interest rate swap contracts by discounting the future cash flows of both the fixed rate and variable rate interest payments based on market yield curves. The inputs used to measure the fair value of our interest rate swap contracts were categorized as Level 2 in the fair value hierarchy as established by ASC 820.
The following table shows the Gain (loss) and Interest expense recognized on our interest rate swap contracts:

	Three Months Ended March 31,
	2022	2021
Gain recorded in accumulated other comprehensive loss, net of tax	$3	$5
Interest expense recorded related to interest rate swap contracts	3	5

The following table shows the effect of interest rate swap contracts designated as cash flow hedges in the consolidated statements of operations:

	Three Months Ended March 31,
	2022	2021
	Interest expense
Total interest expense which reflects the effects of cash flow hedges	$(116)	$(121)
Hedged item	(3)	(5)
Derivative designated as hedging instrument	—	—
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
In April of 2022 and as a result of the April 2022 Refinancing, we settled our cross-currency interest rate swaps and received approximately $50 million in cash proceeds.
The following table shows the fair value of our hedges:

		As of
	Balance Sheet Line Item	March 31, 2022	December 31, 2021
Interest rate swaps(1)	Other liabilities	$—	$3
Cross-currency interest rate swaps(1)(2)	Other assets	46	42
(1) The inputs used to measure the fair value of our interest rate swap contracts were categorized as Level 2 in the fair value hierarchy.
(2) A gain of $4 million for the three months ended March 31, 2022 is reflected in Foreign currency translation gain (loss) in Other comprehensive gain (loss).
Net Investment Non-derivative Hedge — 2026 Secured Euro Notes
For the first quarter of 2022, we designated $208 million of our 2026 Secured Euro Notes as a net investment non-derivative hedge of our investments in certain of our international subsidiaries that use the Euro as their functional currency in order to reduce the volatility in our results caused by the changes in foreign currency exchange rates of the Euro relative to the U.S. Dollar.
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
Contingent Acquisition Consideration Liabilities
In connection with our acquisitions, we have recorded certain contingent consideration liabilities (including the redeemable non-controlling interest related to Alictus), of which the values are primarily based on reaching certain earnings-based metrics. The related liabilities were recorded at fair value on their respective acquisition dates as a part of the consideration transferred and are remeasured each reporting period (other than for the redeemable non-controlling interest, which is remeasured based on its redemption value). The inputs used to measure the fair value of our liabilities are categorized as Level 3 in the fair value hierarchy.
Contingent acquisition consideration liabilities (including deferred purchase price and redeemable non-controlling interest for Alictus) as of March 31, 2022, are $72 million, of which $19 million is included in Accrued liabilities with the remainder included in Other long-term liabilities, with the increase primarily related to the Alictus acquisition described in Note 1. Contingent acquisition consideration liabilities as of December 31, 2021, were $51 million, of which $3 million was included in Accrued liabilities with the remaining balance included in Other long-term liabilities.
(13) Stockholders’ Deficit
Changes in Stockholders’ Deficit
The following tables present certain information regarding our stockholders’ deficit as of March 31, 2022 and March 31, 2021:

	Three Months Ended March 31, 2022
	Common Stock	Additional Paid in Capital	Accumulated Loss	Treasury Stock	Accumulated Other Comprehensive Loss	Noncontrolling Interest	Total
January 1, 2022	$1	$1,337	$(3,158)	$(175)	$(261)	$150	$(2,106)
Settlement of liability awards and other, net	—	43	—	—	—	—	43
Vesting of RSUs, net of tax withholdings	—	(31)	—	—	—	—	(31)
Purchase of treasury stock	—	—	—	(51)	—	—	(51)
Stock-based compensation	—	17	—	—	—	—	17
Net income	—	—	26	—	—	2	28
Other comprehensive loss	—	—	—	—	(37)	—	(37)
March 31, 2022	$1	$1,366	$(3,132)	$(226)	$(298)	$152	$(2,137)

	Three Months Ended March 31, 2021
	Common Stock	Additional Paid in Capital	Accumulated Loss	Treasury Stock	Accumulated Other Comprehensive Loss	Noncontrolling Interest	Total
January 1, 2021	$1	$1,268	$(3,529)	$(175)	$(218)	$129	$(2,524)
Vesting of RSUs, net of tax withholdings and other	—	(13)	—	—	—	—	(13)
Stock-based compensation	—	17	—	—	—	—	17
Net loss	—	—	(15)	—	—	6	(9)
Other comprehensive income	—	—	—	—	8	—	8
March 31, 2021	$1	$1,272	$(3,544)	$(175)	$(210)	$135	$(2,521)
Stock Based Compensation
The following reflects total stock-based compensation expense recognized under all programs in our continuing operations:

	Three Months Ended March 31,
	2022	2021
Related to L&W stock options	$—	$6
Related to L&W RSUs	12	11
Related to SciPlay RSUs	3	2
Total	$15	$19

Restricted Stock Units
A summary of the changes in RSUs outstanding under our equity-based compensation plans during the three months ended March 31, 2022 is presented below:

	Number of Restricted Stock Units	Weighted Average Grant Date Fair Value
Unvested RSUs as of December 31, 2021	2.7	$32.03
Granted	1.4	$58.68
Vested	(1.6)	$38.28
Cancelled	—	$37.07
Unvested RSUs as of March 31, 2022	2.5	$42.64

The weighted-average grant date fair value of RSUs granted during the three months ended March 31, 2022 and 2021 was $58.68 and $43.63, respectively. The fair value of each RSU grant is based on the market value of our common stock at the time of grant. At March 31, 2022, we had $85 million in total unrecognized stock-based compensation expense relating to unvested RSUs that will be amortized over a weighted-average period of approximately two years, of which $9 million related to employees of discontinued operations. The fair value at vesting date of RSUs vested during the three months ended March 31, 2022 and 2021 was $92.4 million and $42.5 million, respectively.
Share Repurchase Program
As described in Note 17 within our 2021 10-K and in our Current Report on Form 8-K filed with the SEC on March 1, 2022, our Board of Directors approved a share repurchase program under which the Company is authorized to repurchase, from time to time through February 25, 2025, up to an aggregate amount of $750 million of our outstanding common stock over a three-year period. During the first quarter of 2022, we repurchased 0.9 million shares of common stock under the program at an aggregate cost of $51 million and an average of $59.10 per share.
(14) Income Taxes
We consider new evidence (both positive and negative) at each reporting date that could affect our view of the future realization of deferred tax assets. We evaluate information such as historical financial results, historical taxable income, projected future taxable income, expected timing of the reversals of existing temporary differences and available prudent and feasible tax planning strategies in our analysis. Based on the available evidence, valuation allowances in certain U.S. and non-U.S. jurisdictions remain consistent as of March 31, 2022.
Our income tax expense (including discrete items) was $3 million for both of the three months ended March 31, 2022 and March 31, 2021. In 2022, our effective tax rate differs from the U.S. statutory rate of 21% primarily as a result of not benefiting year to date losses in continuing operations in accordance with the intra-period tax expense/benefit allocation rules as generally prescribed under ASC 740-20. In all periods, we recorded tax expense relative to pre-tax earnings in jurisdictions without valuation allowances, including our 19% noncontrolling interest in SciPlay.
(15) Leases
Our total operating lease expense for both of the three months ended March 31, 2022 and March 31, 2021 was $6 million. The total amount of variable and short-term lease payments was immaterial for all periods presented.
Supplemental balance sheet and cash flow information related to operating leases is as follows:

	As of
	March 31, 2022	December 31, 2021
Operating lease right-of-use assets(1)	$50	$51
Accrued liabilities	16	16
Operating lease liabilities	40	40
Total operating lease liabilities	$56	$56
Cash paid for amounts included in the measurement of lease liabilities:
Operating cash flows for operating leases for the three month periods ended March 31, 2022 and 2021, respectively	$6	$5
Weighted average remaining lease term, units in years	5	4
Weighted average discount rate	5%	5%
(1) Operating lease right-of-use assets obtained in exchange for lease obligations were immaterial.
Lease liability maturities:

	Remainder of 2022	2023	2024	2025	2026	Thereafter	Less Imputed Interest	Total
Operating leases	$14	$16	$13	$10	$6	$2	$(5)	$56
As of March 31, 2022, we did not have material additional operating leases that have not yet commenced.
(16) Litigation

We are involved in various legal proceedings, which are described in Note 20 within our 2021 10-K. There have been no material changes to these matters since the 2021 10-K was filed with the SEC on March 1, 2022, except as described below.
We record an accrual for legal contingencies when it is both probable that a liability has been incurred and the amount or range of the loss can be reasonably estimated (although, as discussed below, there may be an exposure to loss in excess of the accrued liability). We evaluate our accruals for legal contingencies at least quarterly and, as appropriate, establish new accruals or adjust existing accruals to reflect (1) the facts and circumstances known to us at the time, including information regarding negotiations, settlements, rulings and other relevant events and developments, (2) the advice and analyses of counsel and (3) the assumptions and judgment of management. Legal costs associated with our legal proceedings are expensed as incurred. We had accrued liabilities of $27 million for all of our legal matters that were contingencies both as of March 31, 2022 and December 31, 2021.
Substantially all of our legal contingencies are subject to significant uncertainties and, therefore, determining the likelihood of a loss and/or the measurement of any loss involves a series of complex judgments about future events. Consequently, the ultimate outcomes of our legal contingencies could result in losses in excess of amounts we have accrued. We may be unable to estimate a range of possible losses for some matters pending against us or our subsidiaries, even when the amount of damages claimed against us or our subsidiaries is stated because, among other things: (1) the claimed amount may be exaggerated or unsupported; (2) the claim may be based on a novel legal theory or involve a large number of parties; (3) there may be uncertainty as to the likelihood of a class being certified or the ultimate size of the class; (4) there may be uncertainty as to the outcome of pending appeals or motions; (5) the matter may not have progressed sufficiently through discovery or there may be significant factual or legal issues to be resolved or developed; and/or (6) there may be uncertainty as to the enforceability of legal judgments and outcomes in certain jurisdictions. Other matters have progressed sufficiently that we are able to estimate a range of possible loss. For those legal contingencies disclosed in Note 20 in our 2021 10-K and this Note 16 as well as those related to the previously disclosed settlement agreement entered into in February 2015 with SNAI S.p.a., as to which a loss is reasonably possible, whether in excess of a related accrued liability or where there is no accrued liability, and for which we are able to estimate a range of possible loss, the current estimated range is up to approximately $13 million in excess of the accrued liabilities (if any) related to those legal contingencies. This aggregate range represents management’s estimate of additional possible loss in excess of the accrued liabilities (if any) with respect to these matters based on currently available information, including any damages claimed by the plaintiffs, and is subject to significant judgment and a variety of assumptions and inherent uncertainties. For example, at the time of making an estimate, management may have only preliminary, incomplete, or inaccurate information about the facts underlying a claim; its assumptions about the future rulings of the court or other tribunal on significant issues, or the behavior and incentives of adverse parties, regulators, indemnitors or co‑defendants, may prove to be wrong; and the outcomes it is attempting to predict are often not amenable to the use of statistical or other quantitative analytical tools. In addition, from time to time an outcome may occur that management had not accounted for in its estimate because it had considered that outcome to be remote. Furthermore, as noted above, the aggregate range does not include any matters for which we are not able to estimate a range of possible loss. Accordingly, the estimated aggregate range of possible loss does not represent our maximum loss exposure. Any such losses could have a material adverse impact on our results of operations, cash flows or financial condition. The legal proceedings underlying the estimated range will change from time to time, and actual results may vary significantly from the current estimate.
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
In June 1999, Ecosalud filed a collection proceeding against SGI to enforce the liquidation resolution and recover the claimed damages. In May 2013, the Tribunal denied SGI’s merit defenses to the collection proceeding and issued an order of payment of approximately 90 billion Colombian pesos, or approximately $30.2 million, plus default interest (potentially accrued since 1994 at a 12% statutory interest rate). SGI filed an appeal to the Council of State, and on December 10, 2020, the Council of State issued a ruling affirming the Tribunal’s decision. On December 16, 2020, SGI filed a motion for clarification of the Council of State’s ruling, which was denied on April 15, 2021. On April 22, 2021, SGI filed a motion for reconsideration relating to that decision, which the Council of State denied on February 21, 2022.
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
For additional information regarding our pending litigation matters, see Note 20 in our 2021 10-K.

Item 2. MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS
The following discussion is intended to enhance the reader’s understanding of our operations and current business environment from management’s perspective and should be read in conjunction with the description of our business included under Part I, Item 1 “Condensed Consolidated Financial Statements” and Part II, Item 1A “Risk Factors” in this Quarterly Report on Form 10-Q and under Part I, Item 1 “Business,” Item 1A “Risk Factors” and Part II, Item 7 “Management’s Discussion and Analysis of Financial Condition and Results of Operations” included in our 2021 10-K.
This “Management’s Discussion and Analysis of Financial Condition and Results of Operations” (“MD&A”) contains forward-looking statements within the meaning of the Private Securities Litigation Reform Act of 1995 and should be read in conjunction with the disclosures and information contained and referenced under “Forward-Looking Statements” and “Risk Factors” included in this Quarterly Report on Form 10-Q and “Risk Factors” included in our 2021 10-K. As used in this MD&A, the terms “we,” “us,” “our” and the “Company” mean L&W together with its consolidated subsidiaries.

BUSINESS OVERVIEW
We are a leading cross-platform global game company with a focus on content and digital markets. Our portfolio of revenue-generating activities in our continuing operations primarily includes supplying game content and gaming machines, CMSs and table game products and services to licensed gaming entities; providing social casino and other mobile games to retail customers, including casual gaming; and providing a comprehensive suite of digital RMG, distribution platforms, content, products and services to various gaming entities. Our portfolio of revenue-generating activities in the discontinued operations primarily includes providing instant and draw‑based lottery products, lottery systems and lottery content and services to lottery operators along with providing sports wagering solutions to various gaming entities.
As more fully described in Part I, Item 1 “Business” in our 2021 10-K, we are executing on our strategy to become a leading cross-platform global game company with a focus on content and digital markets. We report our results of continuing operations in three business segments—Gaming, SciPlay and iGaming—representing our different products and services. See “Business Segments Results” below and Note 4 for additional business segment information.

Recent Events
•Re-branding - On April 28, 2022 we changed our name to “Light & Wonder, Inc.”
•April 2022 Refinancing - On April 14, 2022, we completed a series of refinancing transactions, which, combined with the principal payments on the SGI Term Loan B-5 and SGI Revolver in April, reduced the outstanding face value of our debt by $4,957 million, from $8,910 million as of March 31, 2022 to $3,953 million immediately after the completion of these transactions. This is a major milestone in transforming and deleveraging our balance sheet (see Note 11 for additional information).
•Lottery Divestiture - On April 4, 2022, we completed the divestiture of the Lottery Business and received $5.6 billion in gross cash proceeds. This excludes the Austria Business, for which we are awaiting regulatory approval in Austria, which approval is expected to be received and the transaction to be completed by the end of the second quarter of 2022, which will provide an additional $104 million of expected gross proceeds.
•Share Repurchase - Since the initiation of the program on March 3, 2022 and through May 9, 2022, we returned $147 million of capital to shareholders through the repurchase of 2.5 million shares of common stock.
•Acquisitions - In March 2022, SciPlay acquired Alictus, a Turkey-based hyper-casual game studio that expands the SciPlay business in the casual gaming market for approximately $106 million cash consideration, net of cash acquired (see Note 1 for additional details). In April 2022, we acquired Playzido, which will expand our iGaming content offering.
Impact of COVID-19
While the COVID-19 pandemic had impacted our operating results during the first quarter of 2021, the operating results substantially recovered during the first quarter of 2022 due to the lifting of COVID-19 restrictions, such as social distancing and mask mandates. We continue to see fluctuations in infection rates and regulations for various regions along with ongoing domestic and international travel restrictions or warnings, social distancing measures, reduced operating capacity and an overall economic and general uncertainty regarding the magnitude and length of time that these disruptions will continue. Additionally, the COVID-19 pandemic has impacted supply chains in numerous industries, causing shortages of inputs/outputs, which in turn put inflationary pressures on the economy as a whole. Inflationary pressures may have an impact on discretionary income as people allocate more of their disposable income toward higher priced necessity goods and service, which could impact our customers. These circumstances may change in the future and such changes could be material.
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

	Three Months Ended March 31,
	2022		2021
($ in millions)	Revenue	% Consolidated Revenue	Revenue	% Consolidated Revenue
Foreign Currency:
British Pound Sterling	$42	7%	$25	6%
Euro	45	8%	26	6%
We also have foreign currency exposure related to cross-currency interest rate swaps and Euro-denominated debt. See Part I, Item 1A in our 2021 10-K, “Consolidated Results — Other Factors Affecting 2021 and 2020 Net Income (Loss) Attributable to L&W Comparability” under Item 7 in our 2021 10-K and Item 3 “Quantitative and Qualitative Disclosures about Market Risk” in this Quarterly Report on Form 10-Q.
CONSOLIDATED RESULTS

	Three Months Ended March 31,		Variance
($ in millions)	2022	2021	2022 vs. 2021
Total revenue	$572	$453	$119	26%
Total operating expenses	532	449	83	18%
Operating income	40	4	36	900%
Net loss from continuing operations before income taxes	(64)	(85)	21	25%
Net loss from continuing operations	(67)	(88)	21	24%
Net income from discontinued operations, net of tax	95	79	16	20%
Net income (loss) attributable to L&W	$26	$(15)	$41	273%
Revenue

Consolidated Revenue by Business Segment
(in millions)

Three Months Ended March 31, 2022 and 2021
The increase in Gaming revenue was primarily due to the continued rebounding of operations since the adverse impacts of COVID-19 on 2021 comparable results, which was driven by increased demand for our products and services.

Particularly, we are seeing continued growth and strength in gaming operations and gaming machine sales, with gaming operations exceeding 2019 levels.
SciPlay revenue increased as a result of an increase in average monthly paying users due to a higher payer conversion rate during the period, and to a lesser extent, due to an increase in advertising revenue following the Alictus acquisition.
The increase in iGaming revenue of 2% is due to continuing momentum in the U.S. inclusive of revenue related to acquisitions completed in the second half of 2021 and primarily driven by the strength of our original content. The prior year revenue benefited from strong iGaming performance impacted by COVID-19 closures.
Operating Expenses

	Three Months Ended March 31,		Variance
($ in millions)	2022	2021	2022 vs. 2021
Operating expenses:
Cost of services	$90	$87	$3	3%
Cost of product sales	70	40	30	75%
Selling, general and administrative	175	159	16	10%
Research and development	53	45	8	18%
Depreciation, amortization and impairments	108	97	11	11%
Restructuring and other	36	21	15	71%
Total operating expenses	$532	$449	$83	18%
Cost of Revenue
Total cost of revenue increased as a direct result of higher revenue for all three of our business segments as described above, primarily driven by $30 million in higher cost of product revenue associated with higher gaming machine sales.
SG&A
The increase in SG&A was primarily due to higher salaries and benefits in the Gaming and SciPlay segments as a result of increased employee headcount in order to support operations return to higher activity levels, coupled with higher SciPlay user acquisition costs.
R&D
The increase in R&D was primarily due to higher salaries and benefits in the Gaming and SciPlay segments as a result of increased employee headcount in order to support operations returning to higher activity levels, coupled with investments supporting ongoing growth.
D&A
The increase in D&A was primarily due to approximately $16 million related to accelerated amortization of certain of our legacy trade names triggered by corporate wide re-branding (see Note 11 in our 2021 10-K for further details), which was partially offset by fully depreciated assets related to prior acquisitions, net of 2021 acquisitions.
Restructuring and Other
The increase in restructuring and other was primarily due to higher professional services, legal and other charges related to the divestitures.
Other Factors Affecting Net Income (Loss) Attributable to L&W

	Three Months Ended March 31,		Factors Affecting Net Income (Loss) Attributable to L&W
(in millions)	2022	2021	2022 vs. 2021
Gain on remeasurement of debt	$7	$25	Gains are attributable to remeasurement of the 2026 Secured Euro Notes and 2026 Unsecured Euro Notes and reflect changes in the Euro vs. the U.S. Dollar foreign exchange rates between the periods. 67% of our Euro Notes were not treated as a net investment hedge in the first quarter of 2022 compared to 81% in the first quarter of 2021.

As described above and in Note 11, we completed the April 2022 Refinancing transactions, and as a result we expect that a substantial amount of the fees and premiums associated with the redeemed notes and unamortized debt discounts and deferred financing costs associated with these debt instruments will result in loss on debt financing transaction charges in the second quarter of 2022.
Discontinued Operations
The $12 million or 4% increase in revenue was primarily due to higher international and domestic Lottery instant products revenue, coupled with higher revenue from the Sports Betting Business due to its continued growth and expansion in the U.S. sports-betting market. The increase in revenue coupled with no D&A recorded for assets held for sale in the first quarter of 2022 drove the increase in net income from discontinued operations, net of tax by $16 million or 20%. Refer to Note 2 for further information on our discontinued operations.
See “Business Segments Results” below for a more detailed explanation of the significant changes in our components of revenue within the individual segment results of operations.
BUSINESS SEGMENTS RESULTS (for the three months ended March 31, 2022 compared to the three months ended March 31, 2021)
GAMING
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
For additional information, refer to the Gaming primary business activities summary included within “Business Segment Results” under Item 7 of our 2021 10-K.
Current Year Update
We saw an increase in the demand for our Gaming products and services as the economy continues to rebound from the previously lifted COVID-19 restrictions, causing the return of casino and gaming operations to more normalized pre-COVID levels. Increase in Gaming revenue was driven by Gaming operations, which exceeded 2019 levels due to higher installed base and average daily revenue per unit. We are experiencing some supply chain challenges that could impact our ability to meet demand for our products and delay the timing of fulfillment of these orders and consequently the timing of revenue recognition.
Results of Operations and KPIs

Three Months Ended March 31, 2022 and 2021

Results of Operations and KPIs

	Three Months Ended March 31,		Variance
($ in millions)	2022	2021	2022 vs. 2021
Revenue:
Gaming operations	$155	$113	$42	37%
Machine sales	103	55	48	87%
Systems	51	42	9	21%
Table products	46	34	12	35%
Total revenue	$355	$244	$111	45%

F/X impact on revenue	$(3)	$2	$(5)	(250)%

Gaming KPIs:
U.S. and Canada units:
Installed base at period end	30,359	29,809	550	2%
Average daily revenue per unit	$43.39	$35.45	$7.94	22%

International units(1):
Installed base at period end	29,762	31,703	(1,941)	(6)%
Average daily revenue per unit	$13.72	$3.03	$10.69	353%

Gaming machine unit sales:
U.S. and Canada new unit shipments	3,382	1,943	1,439	74%
International new unit shipments	1,914	656	1,258	192%
Total new unit shipments	5,296	2,599	2,697	104%
Average sales price per new unit	$17,099	$16,622	$477	3%
(1) Excludes the impact of game content licensing revenue.
Gaming Operations
Gaming operations revenue increased due to the impacts of COVID-19 disruptions on the prior year period as described in the Consolidated Results – Revenue section above, coupled with strong growth, which exceeded 2019 levels as a result of strong product performance and increased market share. Gaming operations had a 550-unit increase in the U.S. and Canada installed base along with increases in average daily revenue per unit of $7.94 for the U.S. and Canada units and $10.69 for the International units, as we continue to see rebounding in demand since the COVID-19-induced business disruptions. International ending installed base decreased by 1,941-units primarily due to the closure of certain LBOs in the U.K. along with the reduction of some underperforming units in Latin America and certain low yield operations in Greece.
Gaming Machine Sales
Gaming machine sales revenue increased due to higher sales of replacement units both in U.S and Canada and internationally along with a higher average sales price per new unit. Additionally, the impact of the COVID-19 pandemic on the prior year period as described above, resulted in lower unit shipments in the prior year period. The following table summarizes Gaming machine sales changes:

	Three Months Ended March 31,		Variance
	2022	2021	2022 vs. 2021
U.S. and Canada unit shipments:
Replacement units	3,152	1,623	1,529	94%
Casino opening and expansion units	230	320	(90)	(28)%
Total unit shipments	3,382	1,943	1,439	74%

International unit shipments:
Replacement units	1,914	656	1,258	192%
Casino opening and expansion units	—	—	—	nm
Total unit shipments	1,914	656	1,258	192%
nm = not meaningful.
Operating Expenses and AEBITDA
Operating expenses increased by $54 million primarily due to (1) $32 million in higher cost of revenue associated with the increase in revenue as described above, (2) $8 million in higher D&A primarily driven by accelerated amortization of legacy trade names, which were partially offset by fully depreciated assets related to prior acquisitions, and (3) $14 million in higher SG&A and R&D costs.
AEBITDA increased as a result of the strong revenue growth as described above. AEBITDA as a percentage of revenue (“AEBITDA margin”) increased by 4 percentage points to 48%, which is primarily related to increased revenues.
SCIPLAY
Our SciPlay business segment is a leading developer and publisher of digital games on mobile and web platforms. SciPlay operates in the social gaming market, which is characterized by gameplay online, on mobile phones or on tablets, that are social and competitive, and self-directed in pace and session length; as well as the hyper-casual space, which is characterized by simpler core loops and more repetitive gameplay than casual games. SciPlay generates a substantial portion of its revenue from in-app purchases in the form of coins, chips and cards, which players can use to play slot games, table games or bingo games. SciPlay also generates additional revenue, in the hyper-casual space, from the receipt of advertising revenue. Players who install SciPlay’s games typically receive free coins, chips or cards upon the initial launch of the game and additional free coins, chips or cards at specific time intervals. Players may exhaust the coins, chips or cards that they receive for free and may choose to purchase additional coins, chips or cards in order to extend their time of game play. Once obtained, coins, chips and cards (either free or purchased) cannot be redeemed for cash nor exchanged for anything other than game play within SciPlay’s apps. Players who install SciPlay’s hyper-casual games receive free, unlimited gameplay that requires viewing of periodic in-game advertisements.
SciPlay currently offers a variety of social casino games, including Jackpot Party® Casino, Gold Fish® Casino, Quick Hit® Slots, 88 Fortunes® Slots, MONOPOLY® Slots, and Hot Shot Casino®. Our SciPlay business segment continues to pursue its strategy of expanding into the casual games market. Current casual game titles include Bingo Showdown®, Solitaire Pets™ Adventure, and Backgammon Live as well as many titles in the hyper-casual space through our recent acquisition of Alictus, including games such as Candy Challenge 3D™, Boss Life™ and Deep Clean. SciPlay currently plans to launch an additional casual game and a number of hyper-casual games in 2022. SciPlay’s social casino games typically include slots-style game play and occasionally include table games-style game play, while its casual games blend solitaire-style or bingo game play with adventure game features and its hyper-casual games include many simple core loop mechanics. All of SciPlay’s games are offered and played across multiple platforms, including Apple, Google, Facebook, Amazon and Microsoft. In addition to SciPlay’s internally created game content, SciPlay’s content library includes recognizable game content from Light & Wonder. This content allows players who like playing land-based game content to enjoy some of those same titles in SciPlay’s free-to-play games. SciPlay has access to Light & Wonder’s library of more than 1,500 iconic casino titles, including titles and content from third-party licensed brands such as MONOPOLY™, THE FLINTSTONES™, JAMES BOND™, and PLAYBOY™. SciPlay’s access to this content, coupled with its years of experience developing in-house content, uniquely positions SciPlay to create compelling digital games.
Current Year Update
On March 1, 2022, SciPlay acquired Alictus, a Turkey-based hyper-casual game studio, which expanded SciPlay’s business in the casual gaming market, grew its game pipeline and diversified its revenue streams as SciPlay advances its strategy to be a diversified global game developer.

Results of Operations and KPIs

Three Months Ended March 31, 2022 and 2021
Revenue

	Three Months Ended March 31,		Variance
($ in millions)	2022	2021	2022 vs. 2021
Revenue:
Mobile in-app purchases	$140	$133	$7	5%
Web in-app purchases and other	18	18	—	—%
Total revenue	$158	$151	$7	5%

SciPlay KPIs:
In-App Purchases:
Mobile Penetration(1)	90%	88%	2 pp	nm
Average MAU(2)	6.3	6.7	(0.4)	(6)%
Average DAU(3)	2.3	2.5	(0.2)	(8)%
ARPDAU(4)	$0.74	$0.67	$0.07	10%
Average MPU(5)	0.6	0.5	0.1	20%
AMRPPU(6)	$92.45	$92.80	$(0.35)	0%
Payer Conversion Rate(7)	8.9%	8.1%	0.8 pp	nm
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
Total revenues increased as a result of an increase in average monthly paying users due to a higher payer conversion rate during the period and to a lesser extent, due to an increase in advertising revenue following the Alictus acquisition.
The increase in mobile penetration percentage primarily reflects a continued trend of players migrating from web to mobile platforms to play SciPlay’s games.
Average MAU and average DAU for both comparable periods decreased due to the turnover in users. ARPDAU increased as a function of lower average DAU for periods presented.
AMRPPU decreased while MPU increased as payer conversion improved compared to the prior year period.

Payer conversion rates have remained at peak levels due to consistent payer interaction with the games by players as a result of the introduction of new content and features into SciPlay’s games.
Operating Expenses and AEBITDA
The increase in operating expenses is primarily correlated with the increase in revenue (as described above) as a result of higher platform fees, higher user acquisition spend of $5 million and higher salaries and benefits related to an increase in headcount, coupled with an increase in D&A due to additional amortization associated with intangible assets acquired in conjunction with the Alictus and Koukoi acquisitions.
AEBITDA decreased primarily due to the increase in operating expenses driven by higher user acquisition spend and personnel costs. AEBITDA margin decreased by 2 percentage points primarily due to higher operating expenses as described above.
iGAMING
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
Current Year Update
We continue to expand our customer base and capitalize on growth in the U.S. and other emerging markets by leveraging our industry leading platforms, content and solutions. In April in conjunction with Ontario Canada’s launch of online gaming, we achieved our biggest single market launch, going live with 8 operators on day 1.
In April 2022, we acquired Playzido, which will expand our content offering.
Results of Operations

Three Months Ended March 31, 2022 and 2021

The increase in revenue of 2% is due to continuing momentum in the U.S. inclusive of revenue related to acquisitions completed in the second half of 2021 and primarily driven by the strength of our original content. The prior year revenue benefited from elevated player engagement during COVID-19. AEBITDA remained relatively flat from the prior year period due to investments supporting ongoing growth including our upcoming launch of live dealer in the U.S.
RECENTLY ISSUED ACCOUNTING GUIDANCE
We do not expect that any recently issued accounting guidance will have a significant effect on our consolidated financial statements.
CRITICAL ACCOUNTING ESTIMATES

For a description of our policies regarding our critical accounting estimates, see “Critical Accounting Estimates” in Item 7 “Management’s Discussion and Analysis of Financial Condition and Results of Operations” included in our 2021 10-K.
There have been no significant changes in our critical accounting estimate policies or the application of those policies to our condensed consolidated financial statements from those presented in Item 7 “Management's Discussion and Analysis of Financial Condition and Results of Operations” included in our 2021 10-K.
LIQUIDITY, CAPITAL RESOURCES AND WORKING CAPITAL
April 2022 Refinancing
On April 14, 2022, we completed a series of refinancing transactions, which, combined with the principal payments on the SGI Term Loan B-5 and SGI Revolver in April, reduced the outstanding face value of our debt by $4,957 million, from $8,910 million as of March 31, 2022 to $3,953 million immediately after the completion of these transactions (see Note 11 for additional details).
The following table reflects supplemental information presenting our principal debt balances as of March 31, 2022 adjusted for the impact of the April refinancing transactions:

	Final Maturity	Rate(s)	Outstanding Principal Value as of March 31, 2022 (see Note 11)	April 14, 2022 Refinancing Impact	Outstanding Principal Value Adjusted
Senior Secured Credit Facilities:
SGI Revolver	2024	variable	$160	$(160)	$—
SGI Term Loan B-5	2024	variable	4,008	(4,008)	—
New Term Loan	2029	variable	—	2,200	2,200
SGI Senior Notes:
2025 Secured Notes	2025	5.000%	1,250	(1,250)	—
2026 Secured Euro Notes	2026	3.375%	361	(361)	—
2025 Unsecured Notes	2025	8.625%	550	—	550
2026 Unsecured Euro Notes	2026	5.500%	278	(278)	—
2026 Unsecured Notes	2026	8.250%	1,100	(1,100)	—
2028 Unsecured Notes	2028	7.000%	700	—	700
2029 Unsecured Notes	2029	7.250%	500	—	500
Other	2023	4.089%	3	—	3
Total long-term debt outstanding			$8,910	$(4,957)	$3,953
Cash and Available Liquidity
As of March 31, 2022, our principal sources of liquidity, other than cash flows provided by operating activities, were cash and cash equivalents, including SciPlay cash and cash equivalents (for our SciPlay business segment), cash and cash equivalents of businesses held for sale and amounts available under the SciPlay Revolver (for our SciPlay business segment).
Cash and Available Revolver Capacity

(in millions)	Cash and cash equivalents	Revolver capacity	Revolver capacity drawn or committed to letters of credit	Total
L&W (excluding SciPlay and businesses held for sale)	$204	$650	$(172)	$682
SciPlay	292	150	—	442
Businesses held for sale	86	—	—	86
Total as of March 31, 2022	$582	$800	$(172)	$1,210

L&W (excluding SciPlay and businesses held for sale)	$221	$650	$(12)	$859
SciPlay	364	150	—	514
Businesses held for sale	44	—	—	44
Total as of December 31, 2021	$629	$800	$(12)	$1,417
Total cash held by our foreign subsidiaries (including discontinued operations) was $196 million and $180 million as of March 31, 2022 and December 31, 2021, respectively. We believe that substantially all cash held outside the U.S. is free from legal encumbrances or similar restrictions that would prevent it from being available to meet our global liquidity needs.
Our Gaming operations generally require significant upfront capital expenditures, and we may need to incur additional capital expenditures in order to retain or increase market share and units footprint. Our ability to make payments on and to refinance our indebtedness and other obligations depends on our ability to generate cash in the future. We may also, from time to time, repurchase or otherwise retire or refinance our debt, through our subsidiaries or otherwise. In the event we pursue significant acquisitions or other expansion opportunities, we may need to raise additional capital. If we do not have adequate liquidity to support these activities, we may be unable to obtain financing for these cash needs on favorable terms or at all. For additional information regarding our cash needs and related risks, see “Risk Factors” under Part I, Item 1A in our 2021 10-K.
On May 9, 2022, SciPlay Board of Directors approved a share repurchase program under which SciPlay is authorized to repurchase, from time to time through May 9, 2024, up to an aggregate amount of $60 million of SciPlay’s outstanding Class A common stock over a two-year period.
Cash Flow Summary

	Three Months Ended March 31,		Variance
($ in millions)	2022	2021	2022 vs. 2021
Net cash (used in) provided by operating activities from:
Continuing operations	$(14)	$25	$(39)
Discontinued operations	108	98	10
Net cash provided by operating activities	94	123	(29)
Net cash used in investing activities from:
Continuing operations	(151)	(34)	(117)
Discontinued operations	(25)	(27)	2
Net cash used in investing activities	(176)	(61)	(115)
Net cash provided by (used in) financing activities from:
Continuing operations	54	(135)	189
Discontinued operations	(2)	(4)	2
Net cash provided by (used in) financing activities	52	(139)	191
Effect of exchange rate changes on cash, cash equivalents and restricted cash	(1)	(1)	—
Decrease in cash, cash equivalents and restricted cash	$(31)	$(78)	$47
Cash Flows from Operating Activities

	Three Months Ended March 31,		Variance
($ in millions)	2022	2021	2022 vs. 2021
Net income (loss)	$28	$(9)	$37
Less: Income from discontinued operations, net of tax	(95)	(79)	(16)
Adjustments to reconcile net loss from continuing operations to net cash (used in) provided by operating activities from continuing operations	121	96	25
Changes in working capital accounts, excluding the effects of acquisitions	(72)	17	(89)
Changes in deferred income taxes and other	4	—	4
Net cash (used in) provided by operating activities from continuing operations	$(14)	$25	$(39)
Net cash used in operating activities (after adjustments to reconcile net loss from continuing operations to net cash (used in) provided by operating activities from continuing operations and changes in deferred income taxes and other) increased primarily due to a $50 million increase in earnings (drivers described above), which was offset by an $89 million unfavorable change in working capital accounts.
Changes in working capital accounts, excluding the effects of acquisitions from continuing operations, for the three months ended March 31, 2022 were primarily driven by the timing of disbursements including costs associated with the strategic transactions, higher incentive compensation payout, and higher inventory purchases in order to limit supply chain impacts and support future sale levels.
Net cash provided by operating activities from discontinued operations increased primarily due to higher earnings and favorable impact of working capital changes.
Cash Flows from Investing Activities
Net cash used in investing activities from continuing operations increased primarily due to SciPlay acquisition of Alictus during the first quarter of 2022, as described in Note 1, and higher capital expenditures. Capital expenditures are composed of investments in systems, equipment and other assets related to contracts, property and equipment, intangible assets and software.
Cash Flows from Financing Activities
Net cash provided by financing activities increased primarily due to borrowing of $230 million under the SGI revolving credit facility, offset by purchases of treasury stock and taxes paid related to net share settlement of equity awards. During the three months ended March 31, 2022, we purchased $51 million of our common stock.
Credit Agreement and Other Debt
On April 14, 2022, we completed a series of refinancing transactions, which, combined with the principal payments on the SGI Term Loan B-5 and SGI Revolver in April, reduced the outstanding face value of our debt by $4,957 million, from $8,910 million as of March 31, 2022 to $3,953 million immediately after the completion of these transactions. See Note 11 and April 2022 Refinancing section above for additional information.
For additional information regarding our credit agreement and other debt, interest rate risk and interest rate hedging instruments, see Notes 15 and 16 and Item 7A “Quantitative and Qualitative Disclosures About Market Risk” in our 2021 10-K and Item 3 below and Note 11 in this form 10-Q.
Off-Balance Sheet Arrangements
As of March 31, 2022, we did not have any significant off-balance sheet arrangements.
Contractual Obligations
There have been no material changes to our contractual obligations disclosed under Item 7 “Management’s Discussion and Analysis of Financial Condition and Results of Operations — Liquidity, Capital Resources and Working Capital — Contractual Obligations” in our 2021 10-K, other than those related to the acquisition described in Note 1 and the debt pay down and refinancing transactions described in Note 11.
Item 3. Quantitative and Qualitative Disclosures about Market Risk
Market risk is the risk of loss arising from adverse changes in market rates and prices, such as interest rates, foreign exchange rates and commodity prices. The following are our primary exposures to market risks:

Interest Rate Risk
As of March 31, 2022, the face value of long-term debt was $8,910 million, including $4,168 million of variable-rate obligations. Assuming a constant outstanding balance for our variable-rate long term debt, a hypothetical 1% change in interest rates would decrease/increase interest expense by approximately $42 million. All of our interest rate sensitive financial instruments are held for other than trading purposes.
We used interest rate swap contracts to mitigate interest rate risk associated with a portion of our variable rate debt instruments. The objective of our interest rate swap contracts, which were designated as cash flow hedges of the future interest payments, was to eliminate the variability of cash flows attributable to the LIBOR component of interest expense to be paid on a portion of our variable rate debt. These hedges matured in February 2022.
In April 2022, we entered into new interest rate swap contracts with $700 million notional amount to hedge a portion of our interest expense associated with our variable rate debt to effectively fix the interest rate that we will pay.
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
As of March 31, 2022, if these cross-currency interest rate swap agreements were ineffective, the fluctuations in the exchange rates between the Euro and the U.S. Dollar would impact the amount of U.S. Dollars that we would require to settle the Euro-denominated debt at maturity of these agreements. A hypothetical 10% change in the U.S. Dollar in comparison to the Euro exchange rate upon inception of the cross-currency interest rate swap would have increased/decreased our obligation to cash settle the exchanged principal portion in U.S. Dollars by approximately $46 million.
In April of 2022 and as a result of the April 2022 Refinancing, we settled our cross-currency interest rate swaps and received approximately $50 million in cash proceeds.
Net Investment Non-Derivative Hedge - 2026 Secured Euro Notes
We designated a portion of our 2026 Secured Euro Notes as a net investment non-derivative hedge of our investments in certain of our international subsidiaries that use the Euro as their functional currency in order to reduce the volatility in our operating results caused by the changes in foreign currency exchange rates of the Euro with respect to the U.S. Dollar.
Fluctuations in the exchange rates between the Euro and the U.S. Dollar will impact the amount of U.S. Dollars that we will require to settle the 2026 Secured Euro Notes and 2026 Unsecured Euro Notes at maturity. A hypothetical 10% change in U.S. Dollar in comparison to the Euro as of March 31, 2022, would have increased/decreased our obligation to cash settle the principal portion of the 2026 Secured and Unsecured Euro Notes in U.S. Dollars by approximately $64 million.
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
Item 4. Controls and Procedures
Under the supervision and with the participation of our management, including the Chief Executive Officer and Chief Financial Officer, we have evaluated the effectiveness of our disclosure controls and procedures as required by Exchange Act Rule 3a-15(b) as of the end of the period covered by this report. Based on that evaluation, the Chief Executive Officer and Chief Financial Officer have concluded that these disclosure controls and procedures are effective as of March 31, 2022.
There were no changes in our internal control over financial reporting during the three months ended March 31, 2022 that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.
PART II. OTHER INFORMATION

Item 1. Legal Proceedings
For a description of our legal proceedings, see Note 16 in this Quarterly Report on Form 10-Q and Note 20 in our 2021 10-K.
Item 1A. Risk Factors
There have been no material changes in our risk factors from those disclosed under Item 1A “Risk Factors” included in our 2021 10-K.
Item 2. Unregistered Sales of Equity Securities and Use of Proceeds
We repurchased 0.9 million shares under the share repurchase program during the three months ended March 31, 2022.

(in millions, except for price per share)
ISSUER PURCHASES OF EQUITY SECURITIES
Period	Total Number of Shares Purchased as Part of Publicly Announced Program	Average Price Paid per Share	Total Cost of Repurchase	Approximate Dollar Value of Shares that May Yet Be Purchased Under the Program
1/1/2022 - 2/28/2022	—	$—	$—	$750
3/1/2022 - 3/31/2022	0.9	$59.10	$51	$699
Total	0.9	$—	$51	$699

Item 3. Defaults Upon Senior Securities
None.
Item 4. Mine Safety Disclosures
Not applicable
Item 5. Other Information
None.

Item 6. Exhibits

Exhibit Number	Description
3.1(a)
Articles of Merger filed with the Secretary of State of the State of Nevada on January 10, 2018 (incorporated by reference to Exhibit 3.3 to Light & Wonder, Inc.’s Current Report on Form 8-K filed on January 10, 2018).

3.1(b)
Certificate of Merger filed with the Secretary of State of the State of Delaware on January 10, 2018 (incorporated by reference to Exhibit 3.4 to Light & Wonder, Inc.'s Current Report on Form 8-K filed on January 10, 2018).

3.1(c)
Amended and Restated Articles of Incorporation of Light & Wonder, Inc., filed with the Secretary of State of the State of Nevada on January 10, 2018 (incorporated by reference to Exhibit 3.1 to Light & Wonder, Inc.’s Current Report on Form 8-K filed on January 10, 2018).

3.1(d)
Certificate of designation of Series A Junior Participating Preferred Stock of Light & Wonder, Inc., filed with the Secretary of State of the State of Nevada on January 10, 2018 (incorporated by reference to Exhibit 3.5 to Light & Wonder, Inc.’s Current Report on Form 8-K filed on January 10, 2018).

3.1(e)
Articles of Merger, filed with Secretary of State of the State of Nevada, effective as of April 28, 2022 (incorporated by reference to Exhibit 3.1 to Light & Wonder, Inc.’s Current Report on Form 8-K filed on April 29, 2022).

3.2
Second Amended and Restated Bylaws of Light & Wonder, Inc., effective as of April 28, 2022 (incorporated by reference to Exhibit 3.2 to Light & Wonder, Inc.’s Current Report on Form 8-K filed on April 29, 2022).

4.1
Supplemental Indenture, dated as of April 27, 2022, by and among Scientific Games International, Inc., as issuer, L&W Merger Sub, Inc. and the other guarantors party thereto and Deutsche Bank Trust Company Americas, as trustee, relating to the Indenture, dated as of November 26, 2019, as amended and supplemented, relating to the 7.250% Senior Unsecured Notes due 2029.(†)

4.2
Supplemental Indenture, dated as of April 27, 2022, by and among Scientific Games International, Inc., as issuer, L&W Merger Sub, Inc. and the other guarantors party thereto and Deutsche Bank Trust Company Americas, as trustee, relating to the Indenture, dated as of November 26, 2019, as amended and supplemented, relating to the 7.000% Senior Unsecured Notes due 2028.(†)

4.3
Supplemental Indenture, dated as of April 27, 2022, by and among Scientific Games International, Inc., as issuer, L&W Merger Sub, Inc. and the other guarantors party thereto and Deutsche Bank Trust Company Americas, as trustee, relating to the Indenture, dated as of July 1, 2020, as amended and supplemented, relating to the 8.625% Senior Unsecured Notes due 2025.(†)

10.1	Senior Executive Divestiture Retention Program Letter, dated as of February 22, 2022, by and between Light & Wonder, Inc. and Patrick J. McHugh.*(†)

10.2
Amendment No. 9, dated as of February 28, 2022, among Scientific Games International, Inc., as the borrower, Light & Wonder, Inc., as a guarantor, the several banks and other financial institutions or entities from time to time party thereto and Bank of America, N.A., as administrative agent, collateral agent, issuing lender and swingline lender, which amended and restated the Credit Agreement, dated as of October 18, 2013 (as amended, supplemented, amended and restated or otherwise modified from time to time, including without limitation, by that certain Amendment No. 1, dated as of October 1, 2014, Amendment No. 2, dated as of February 14, 2017, Amendment No. 3, dated as of August 14, 2017, Amendment No. 4, dated as of February 14, 2018, Amendment No. 5, dated as of November 20, 2019, Amendment No. 6, dated as of May 8, 2020, Amendment No. 7, dated as of October 8, 2020, and Amendment No. 8, dated July 28, 2021) (incorporated by reference to Exhibit 10.1 to Light & Wonder, Inc.’s Current Report on Form 8-K filed on March 1, 2022).

31.1	Certification of the Chief Executive Officer of Light & Wonder, Inc. pursuant to Rule 13a-14(a), as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002. (†)

31.2	Certification of the Chief Financial Officer of Light & Wonder, Inc. pursuant to Rule 13a-14(a), as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002. (†)

32.1	Certification of the Chief Executive Officer of Light & Wonder, Inc. pursuant to Rule 13a-14(b) and 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.**

32.2	Certification of the Chief Financial Officer of Light & Wonder, Inc. pursuant to Rule 13a-14(b) and 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.**

101.INS	Inline XBRL Instance Document - the instance document does not appear in the Interactive Data File because its XBRL tags are embedded within the Inline XBRL document.

101.SCH	Inline XBRL Taxonomy Extension Schema Document

101.CAL	Inline XBRL Taxonomy Extension Calculation Linkbase Document

101.DEF	Inline XBRL Taxonomy Extension Definition Label Linkbase Document

101.LAB	Inline XBRL Taxonomy Extension Label Linkbase Document

101.PRE	Inline XBRL Taxonomy Extension Presentation Linkbase Document

104	Cover Page Interactive Data File - the cover page interactive data file does not appear in the Interactive Data File because its XBRL tags are embedded within the Inline XBRL document.
(†) Filed herewith.
** Furnished herewith.
*Management contracts and compensation plans and arrangements.

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

LIGHT & WONDER, INC.
(Registrant)

		By:	/s/ Constance P. James
		Name:	Constance P. James
		Title:	Executive Vice President, Chief Financial Officer, Treasurer, Corporate Secretary, and Principal Accounting Officer

Dated:	May 10, 2022